Form 10-Q
period 2011-06-30
FREEPORT MCMORAN COPPER & GOLD INC
filed 2011-08-05
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

On July 29, 2011, there were issued and outstanding 947,880,420 shares of the registrant’s common stock, par value $0.10 per share.

FREEPORT-McMoRan COPPER & GOLD INC.

.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2011	December 31, 2010
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$4,378	$3,738
Trade accounts receivable	1,533	2,132
Other accounts receivable	252	293
Inventories:
Product	1,399	1,409
Materials and supplies, net	1,277	1,169
Mill and leach stockpiles	1,072	856
Other current assets	262	254
Total current assets	10,173	9,851
Property, plant, equipment and development costs, net	17,500	16,785
Long-term mill and leach stockpiles	1,523	1,425
Intangible assets, net	323	328
Other assets	1,060	997
Total assets	$30,579	$29,386

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,343	$2,441
Accrued income taxes	258	648
Dividends payable	239	240
Current portion of reclamation and environmental obligations	191	207
Rio Tinto's share of joint venture cash flows	70	132
Current portion of debt	5	95
Total current liabilities	3,106	3,763
Long-term debt, less current portion	3,537	4,660
Deferred income taxes	3,265	2,873
Reclamation and environmental obligations, less current portion	2,123	2,071
Other liabilities	1,446	1,459
Total liabilities	13,477	14,826
Equity:
FCX stockholders’ equity:
Common stock	107	107
Capital in excess of par value	18,942	18,751
Accumulated deficit	(672)	(2,590)
Accumulated other comprehensive loss	(316)	(323)
Common stock held in treasury	(3,553)	(3,441)
Total FCX stockholders’ equity	14,508	12,504
Noncontrolling interests	2,594	2,056
Total equity	17,102	14,560
Total liabilities and equity	$30,579	$29,386

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions, except per share amounts)
Revenues	$5,814	$3,864	$11,523	$8,227
Cost of sales:
Production and delivery	2,557	2,052	4,934	3,968
Depreciation, depletion and amortization	267	249	499	520
Total cost of sales	2,824	2,301	5,433	4,488
Selling, general and administrative expenses	107	101	221	196
Exploration and research expenses	66	38	116	69
Environmental obligations and shutdown costs	60	—	60	2
Total costs and expenses	3,057	2,440	5,830	4,755
Operating income	2,757	1,424	5,693	3,472
Interest expense, net	(74)	(122)	(172)	(267)
Losses on early extinguishment of debt	(61)	(50)	(68)	(77)
Other income, net	2	9	12	21
Income before income taxes and equity in affiliated companies’ net earnings	2,624	1,261	5,465	3,149
Provision for income taxes	(906)	(433)	(1,890)	(1,111)
Equity in affiliated companies’ net earnings	8	4	12	9
Net income	1,726	832	3,587	2,047
Net income attributable to noncontrolling interests	(358)	(168)	(720)	(438)
Preferred dividends	—	(15)	—	(63)
Net income attributable to FCX common stockholders	$1,368	$649	$2,867	$1,546
Net income per share attributable to FCX common stockholders:
Basic	$1.44	$0.71	$3.03	$1.74
Diluted	$1.43	$0.70	$3.00	$1.70
Weighted-average common shares outstanding:
Basic	947	915	947	888
Diluted	956	947	956	947
Dividends declared per share of common stock	$0.75	$0.15	$1.00	$0.225

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2011	2010
	(In millions)
Cash flow from operating activities:
Net income	$3,587	$2,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	499	520
Stock-based compensation	69	75
Charges for reclamation and environmental obligations, including accretion	79	75
Payments of reclamation and environmental obligations	(88)	(97)
Losses on early extinguishment of debt	68	77
Deferred income taxes	337	107
Increase in long-term mill and leach stockpiles	(98)	(31)
Other, net	(32)	2
(Increases) decreases in working capital:
Accounts receivable	577	502
Inventories	(346)	(39)
Other current assets	—	(9)
Accounts payable and accrued liabilities	(184)	(161)
Accrued income and other taxes	(429)	(186)
Net cash provided by operating activities	4,039	2,882

Cash flow from investing activities:
Capital expenditures:
North America copper mines	(204)	(81)
South America	(257)	(154)
Indonesia	(301)	(195)
Africa	(40)	(50)
Molybdenum	(162)	(12)
Other	(68)	(35)
Other, net	19	8
Net cash used in investing activities	(1,013)	(519)

Cash flow from financing activities:
Proceeds from debt	23	35
Repayments of debt	(1,288)	(1,655)
Cash dividends and distributions paid:
Common stock	(949)	(130)
Preferred stock	—	(95)
Noncontrolling interests	(195)	(145)
Contributions from noncontrolling interests	13	15
Net payments for stock-based awards	(3)	(6)
Excess tax benefit from stock-based awards	22	4
Other, net	(9)	—
Net cash used in financing activities	(2,386)	(1,977)

Net increase in cash and cash equivalents	640	386
Cash and cash equivalents at beginning of year	3,738	2,656
Cash and cash equivalents at end of period	$4,378	$3,042

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

	FCX Stockholders’ Equity
	Common Stock				Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total FCX Stock-holders' Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value	Accumu- lated Deficit		Number of Shares	At Cost		Non- controlling Interests	Total Equity
	(In millions)
Balance at December 31, 2010	1,067	$107	$18,751	$(2,590)	$(323)	122	$(3,441)	$12,504	$2,056	$14,560
Exercised and issued stock-based awards	4	—	42	—	—	—	—	42	—	42
Stock-based compensation	—	—	68	—	—	—	—	68	—	68
Tax benefit for stock-based awards	—	—	14	—	—	—	—	14	—	14
Tender of shares for stock-based awards	—	—	67	—	—	1	(112)	(45)	—	(45)
Dividends on common stock	—	—	—	(949)	—	—	—	(949)	—	(949)
Dividends and distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(195)	(195)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	13	13
Comprehensive income:
Net income	—	—	—	2,867	—	—	—	2,867	720	3,587
Other comprehensive income, net of taxes:
Translation adjustment	—	—	—	—	1	—	—	1	—	1
Defined benefit plans:
Amortization of unrecognized amounts					6			6		6
Other comprehensive income	—	—	—	—	7	—	—	7	—	7
Total comprehensive income	—	—	—	—	—	—	—	2,874	720	3,594
Balance at June 30, 2011	1,071	$107	$18,942	$(672)	$(316)	123	$(3,553)	$14,508	$2,594	$17,102

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	GENERAL INFORMATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles (GAAP) in the United States (U.S.). Therefore, this information should be read in conjunction with Freeport-McMoRan Copper & Gold Inc.’s (FCX) consolidated financial statements and notes contained in its 2010 Annual Report on Form 10-K. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three-month and six-month periods ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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
FCX’s basic net income per share of common stock was calculated by dividing net income attributable to common stock by the weighted-average shares of common stock outstanding during the period. Following is a reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating diluted net income per share (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$1,726	$832	$3,587	$2,047
Net income attributable to noncontrolling interests	(358)	(168)	(720)	(438)
Preferred dividends	—	(15)	—	(63)
Net income attributable to FCX common stockholders	1,368	649	2,867	1,546
Plus income impact of assumed conversion of 6¾% Mandatory Convertible Preferred Stock[a]	—	15	—	63
Diluted net income attributable to FCX common stockholders	$1,368	$664	$2,867	$1,609

Weighted-average shares of common stock outstanding	947	915	947	888
Add stock issuable upon conversion, exercise or vesting of:
6¾% Mandatory Convertible Preferred Stock[a]	—	26	—	52
Dilutive stock options	8	4	8	5	[b]
Restricted stock	1	2	1	2
Weighted-average shares of common stock outstanding for purposes of calculating diluted net income per share	956	947	956	947
Diluted net income per share attributable to FCX common stockholders	$1.43	$0.70	$3.00	$1.70

a.	All outstanding 6¾% Mandatory Convertible Preferred Stock automatically converted on May 1, 2010, into FCX common stock.

b.	Potential additional shares of common stock that were anti-dilutive totaled approximately three million.

Outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of diluted net income per share of common stock. Excluded amounts were approximately 5 million stock options with a weighted-average exercise price of $55.77 per option for second-quarter 2011 and approximately 2 million stock options with a weighted-average exercise price of $55.90 for the six months ended June 30, 2011. Stock options for approximately 19 million shares with a weighted-average exercise price of $37.78 were excluded for second-quarter 2010, and stock options for approximately 11 million shares with a weighted-average exercise price of $38.77 were excluded for the six months ended June 30, 2010.

3.	PENSION AND POSTRETIREMENT BENEFITS
The components of net periodic benefit costs for pension and postretirement benefits follow (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Service cost	$10	$8	$20	$18
Interest cost	27	26	54	53
Expected return on plan assets	(24)	(24)	(48)	(47)
Amortization of net actuarial loss	6	6	12	11
Net periodic benefit costs	$19	$16	$38	$35

4.	INVENTORIES, INCLUDING LONG-TERM MILL AND LEACH STOCKPILES
The components of inventories follow (in millions):

	June 30, 2011	December 31, 2010
Mining Operations:
Raw materials	$1	$1
Work-in-process	78	93
Finished goods[a]	745	704
Atlantic Copper, S.A. (Atlantic Copper):
Raw materials (concentrates)	263	336
Work-in-process	297	266
Finished goods	15	9
Total product inventories	1,399	1,409
Total materials and supplies, net[b]	1,277	1,169
Total inventories, less current portion of mill and leach stockpiles	$2,676	$2,578

a.	Primarily includes molybdenum concentrates, and copper concentrates, anodes, cathodes and rod.

b.	Materials and supplies inventory is net of obsolescence reserves totaling $23 million at June 30, 2011, and $26 million at December 31, 2010.

A summary of mill and leach stockpiles follows (in millions):

	June 30, 2011	December 31, 2010
Current:
Mill stockpiles	$5	$35
Leach stockpiles	1,067	821
Total current mill and leach stockpiles	$1,072	$856
Long-term:[a]
Mill stockpiles	$503	$470
Leach stockpiles	1,020	955
Total long-term mill and leach stockpiles	$1,523	$1,425

a.	Metals in stockpiles not expected to be recovered within the next 12 months.

5.	INCOME TAXES
Geographic sources of FCX's provision for income taxes follow (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2011		June 30, 2011
	2011	2010	2011	2010
United States operations	$120	$51	$258	$132
International operations	786	382	1,632	979
Total	$906	$433	$1,890	$1,111

FCX’s consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which it operates and totaled 35 percent for the first six months of 2011 and 2010. Variations in the relative proportions of jurisdictional income result in fluctuations to FCX’s consolidated effective income tax rate.

6.	DEBT AND EQUITY TRANSACTIONS
On April 1, 2011, FCX redeemed its remaining $1.1 billion of outstanding 8.25% Senior Notes due 2015, for which holders received 104.125 percent of the principal amount together with accrued and unpaid interest. As a result of this redemption, FCX recorded a loss on early extinguishment of debt totaling $55 million ($49 million to net income attributable to FCX common stockholders or $0.05 per diluted share) in the second quarter and six-month periods of 2011.

During the second quarter of 2011, FCX purchased in the open market $35 million of its 9.5% Senior Notes due 2031 for $49 million, which resulted in losses on early extinguishment of debt totaling $6 million ($5 million to net income attributable to FCX common stockholders or $0.01 per diluted share) in the second quarter and six-month periods of 2011.

FCX entered into a new senior unsecured revolving credit facility on March 30, 2011, which replaced the existing revolving credit facilities that were scheduled to mature on March 19, 2012. FCX recognized a loss on early extinguishment of debt totaling $7 million ($6 million to net income attributable to FCX common shareholders or $0.01 per diluted share) in the first six months of 2011 associated with this transaction. The new revolving credit facility is available until March 30, 2016, in an aggregate principal amount of $1.5 billion, with $500 million available to PT Freeport Indonesia. At June 30, 2011, FCX had no borrowings and $43 million of letters of credit issued under the revolving credit facility, resulting in availability of approximately $1.5 billion.

Interest on the revolving credit facility is generally based on the London Interbank Offered Rate (LIBOR) plus 2.00 percent, subject to an increase or decrease in the interest rate margin based on the credit ratings assigned to FCX’s senior unsecured debt by Standard & Poor’s Rating Services and Moody’s Investors Service.

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

During the second quarter of 2010, FCX purchased in the open market $85 million of its 8.25% Senior Notes for $92 million and $193 million of its 8.375% Senior Notes due 2017 for $210 million. These open-market purchases resulted in losses on early extinguishment of debt totaling $28 million ($23 million to net income attributable to FCX common shareholders or $0.03 per diluted share). For the first six months of 2010, FCX purchased in the open market $218 million of its 8.25% Senior Notes for $237 million and $329 million of its 8.375% Senior Notes for $358 million, which resulted in losses on early extinguishment of debt totaling $55 million ($46 million to net income attributable to FCX common stockholders or $0.05 per diluted share).

On April 1, 2010, FCX redeemed all of its $1 billion of outstanding Senior Floating Rates Notes due 2015, for which holders received 101 percent of the principal amount together with accrued and unpaid interest. As a result of this redemption, FCX recorded a loss on early extinguishment of debt totaling $22 million ($19 million to net income attributable to FCX common stockholders or $0.02 per diluted share) in the second quarter and six-month periods of 2010.

Consolidated interest expense (excluding capitalized interest) totaled $97 million in second-quarter 2011, $132 million in second-quarter 2010, $220 million for the first six months of 2011 and $283 million for the first six months of 2010. Capitalized interest totaled $23 million in second-quarter 2011, $10 million in second-quarter 2010, $48 million for the first six months of 2011 and $16 million for the first six months of 2010.

On April 20, 2011, FCX’s Board of Directors declared a supplemental common stock dividend of $0.50 per share, which was paid on June 1, 2011, to common shareholders of record at the close of business on May 15, 2011.

On June 30, 2011, FCX's Board of Directors declared a quarterly dividend of $0.25 per share, which was paid on August 1, 2011, to common shareholders of record at the close of business on July 15, 2011.

On May 1, 2010, the outstanding shares of FCX’s 6¾% Mandatory Convertible Preferred Stock were automatically converted into shares of FCX common stock (refer to Note 11 in FCX’s 2010 Annual Report on Form 10-K for further discussion).

Total comprehensive income attributable to FCX common stockholders totaled $1.4 billion in second-quarter 2011, $666 million in second-quarter 2010, $2.9 billion for the first six months of 2011 and $1.6 billion for the first six months of 2010.

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

Commodity Contracts.  From time to time, FCX has entered into forward, futures and swap contracts to hedge the market risk associated with fluctuations in the prices of commodities it purchases and sells. Derivative financial instruments used by FCX to manage its risks do not contain credit risk-related contingent provisions. As of June 30, 2011, FCX had no price protection contracts relating to its mine production. A discussion of FCX’s derivative commodity contracts and programs follows.

Derivatives Designated as Hedging Instruments – Fair Value Hedges
Copper Futures and Swap Contracts. Some of FCX’s U.S. copper rod customers request a fixed market price instead of the New York Mercantile Exchange (COMEX) average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures and swap contracts and then liquidating the copper futures contracts and settling the copper swap contracts during the month of shipment, which generally results in FCX receiving the COMEX average copper price in the month of shipment. Hedge gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses during the three-month and six-month periods ended June 30, 2011 and 2010, resulting from hedge ineffectiveness. At June 30, 2011, FCX held copper futures and swap contracts that qualified for hedge accounting for 60 million pounds at an average price of $4.15 per pound, with maturities through December 2012.

A summary of gains (losses) recognized in revenues for derivative financial instruments related to commodity contracts that are designated and qualify as fair value hedge transactions, along with the unrealized gains (losses) on the related hedged item (firm sales commitments) follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Copper futures and swap contracts:
Unrealized gains (losses):
Derivative financial instruments	$5	$(20)	$(10)	$(18)
Hedged item	(5)	20	10	18

Realized gains (losses):
Matured derivative financial instruments	(6)	(9)	6	1

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

A summary of FCX’s embedded derivatives at June 30, 2011, follows:

	Open	Average Price Per Unit		Maturities
	Positions	Contract	Market	Through
Embedded derivatives in provisional sales contracts:
Copper (millions of pounds)	646	$4.16	$4.27	December 2011
Gold (thousands of ounces)	163	1,522	1,508	September 2011
Embedded derivatives in provisional purchase contracts:
Copper (millions of pounds)	196	4.14	4.28	October 2011

Copper Forward Contracts. Atlantic Copper, FCX’s wholly owned smelting and refining unit in Spain, enters into forward copper contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in cost of sales. At June 30, 2011, Atlantic Copper held net forward copper sales contracts for 55 million pounds at an average price of $4.10 per pound, with maturities through August 2011.

A summary of the realized and unrealized gains (losses) recognized in income before income taxes and equity in affiliated companies’ net earnings for commodity contracts that do not qualify as hedge transactions, including embedded derivatives, follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Embedded derivatives in provisional sales contracts[a]	$26	$(330)	$(18)	$(199)
Embedded derivatives in provisional purchase contracts[b]	—	1	—	(1)
Copper forward contracts[b]	(6)	1	(6)	2
Copper futures and swap contracts[a]	—	(1)	—	(1)

a.	Amounts recorded in revenues.
b.Amounts recorded in cost of sales as production and delivery costs.

Unsettled Derivative Financial Instruments
A summary of the fair values of unsettled derivative financial instruments recorded on the consolidated balance sheets follows (in millions):

	June 30, 2011	December 31, 2010
Derivatives designated as hedging instruments
Commodity contracts:
Copper futures and swap contracts:[a]
Asset position[b]	$10	$18
Liability position[c]	(2)	—

Derivatives not designated as hedging instruments
Commodity contracts:
Embedded derivatives in provisional sales/purchases contracts:[d]
Asset position	$85	$357
Liability position	(43)	(115)
Copper forward contracts:
Liability position[c]	(9)	(10)

a.
FCX had paid $4 million at June 30, 2011, and $3 million at December 31, 2010, for margin requirements (recorded in other current assets). In addition, FCX had received $8 million from a broker associated with margin requirements (recorded in accounts payable and accrued liabilities) at December 31, 2010.

b.	Amounts recorded in other current assets.

c.	Amounts recorded in accounts payable and accrued liabilities.

d.	Amounts recorded either as a net accounts receivable or a net accounts payable.

Foreign Currency Exchange Contracts.  As a global company, FCX transacts business in many countries and in many currencies. Foreign currency transactions at FCX’s international subsidiaries increase its risks because exchange rates can change between the time agreements are made and the time foreign currency transactions are settled. FCX may hedge or protect its international subsidiaries’ foreign currency transactions from time to time by entering into forward exchange contracts to lock in or minimize the effects of fluctuations in exchange rates. FCX had no outstanding foreign currency exchange contracts at June 30, 2011.

Interest Rate Swap Contracts.  From time to time, FCX or its subsidiaries may enter into interest rate swaps to manage its exposure to interest rate changes and to achieve a desired proportion of fixed-rate versus floating-rate debt based on current and projected market conditions. FCX may enter into fixed-to-floating interest rate swap contracts to protect against changes in the fair value of the underlying fixed-rate debt that result from market interest rate changes and to take advantage of lower interest rates. FCX had no outstanding interest rate swap contracts at June 30, 2011.

Credit Risk.  FCX is exposed to credit loss when counterparties with which FCX has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. FCX does not anticipate that any of the conterparties it deals with will default on their obligations. As of June 30, 2011, FCX did not have any significant credit exposure associated with derivative transactions.

Other Financial Instruments.  Other financial instruments include cash and cash equivalents, accounts receivable, trust assets, available-for-sale securities, accounts payable and accrued liabilities, dividends payable, Rio Tinto's share of joint venture cash flows and long-term debt. Refer to Note 8 for the fair values of these financial instruments.

Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued Liabilities, Dividends Payable and Rio Tinto's Share of Joint Venture Cash Flows. The financial statement amount is a reasonable estimate of the fair value because of the short maturity of these instruments and generally negligible credit losses.

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
Fair value accounting guidance includes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). FCX did not have any significant transfers in or out of Levels 1, 2, or 3 for the second quarter of 2011.

A summary of FCX’s financial assets and liabilities measured at fair value on a recurring basis follows (in millions):

	Fair Value at June 30, 2011
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$4,112	$4,112	$—	$—
Time deposits	190	190	—	—
Total cash equivalents	4,302	4,302	—	—

Trust assets (current and long-term):
U.S. core fixed income funds	44	—	44	—
Government mortgage-backed securities	43	—	43	—
Corporate bonds	21	—	21	—
Asset-backed securities	18	—	18	—
Money market funds	12	12	—	—
Government bonds and notes	11	—	11	—
Municipal bonds	1	—	1	—
Total trust assets	150	12	138	—

Available-for-sale securities:
Time deposits	15	15	—	—
Equity securities	9	9	—	—
Money market funds	3	3	—	—
Total available-for-sale securities	27	27	—	—

Derivatives:
Embedded derivatives in provisional sales/purchases	85	85	—	—
Copper futures and swap contracts	10	10	—	—
Total derivatives	95	95	—	—

Total assets	$4,574	$4,436	$138	$—

Liabilities
Derivatives:
Embedded derivatives in provisional sales/purchases	$(43)	$(43)	$—	$—
Copper forward contracts	(9)	(9)	—	—
Copper futures and swap contracts	(2)	(2)	—	—
Total derivative liabilities	$(54)	$(54)	$—	$—

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

The techniques described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with other market participants, the use of different techniques or assumptions to determine fair value of certain financial instruments could result in a different fair value measured at the reporting date. There have been no changes in the techniques used at June 30, 2011.

The carrying value for certain FCX financial instruments (i.e., accounts receivable, accounts payable and accrued liabilities, dividends payable, and Rio Tinto’s share of joint venture cash flows) approximate fair value and, therefore, have been excluded from the table below. A summary of the carrying amount and fair value of FCX’s other financial instruments follows (in millions):

	At June 30, 2011		At December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents[a]	$4,378	$4,378	$3,738	$3,738
McMoRan Exploration Co. investment[b]	489	686	500	623
Net embedded derivatives included in accounts receivable or payable[a]	42	42	242	242
Trust assets (current and long-term)[a,c]	150	150	148	148
Available-for-sale securities (current and long-term)[a,c]	27	27	34	34
Derivative assets[a,d]	10	10	18	18
Derivatives included in accounts payable and accrued liabilities[a]	(11)	(11)	(10)	(10)
Long-term debt (including amounts due within one year)[e]	(3,542)	(3,842)	(4,755)	(5,146)

a.	Recorded at fair value.

b.
Recorded at cost and included in other assets. At December 31, 2010, fair value was based on a bid evaluation, which was an estimated price at which a dealer would pay for a security. At June 30, 2011, these securities were not actively trading; as such, fair value was based on a convertible pricing model using McMoRan Exploration Co.'s publicly traded common stock as the principle variable.

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
In May 2011, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) in connection with accounting guidance for fair value measurement and disclosure. This ASU clarifies the FASB's intent on current guidance, modifies and changes certain guidance and principles, and expands disclosures concerning Level 3 fair value measurements in the fair value hierarchy (including quantitative information about significant unobservable inputs within Level 3 of the fair value hierarchy). In addition, this ASU requires disclosure of the fair value hierarchy for assets and liabilities not measured at fair value in the statement of financial position, but whose fair value is required to be disclosed. This ASU is effective for interim and annual reporting periods beginning after December 15, 2011, and early application is not permitted.

In June 2011, FASB issued an ASU in connection with accounting guidance on the presentation of comprehensive income. The objective of this ASU is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This ASU requires an entity to present the components of net income and other comprehensive income and total comprehensive income (includes net income) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of equity, but does not change the items that must be reported in other comprehensive income. This ASU is effective for interim and annual reporting periods beginning after December 15, 2011, and early adoption is permitted. FCX is in the process of determining which presentation it will choose (single statement or two separate statements) and when it will adopt this ASU.

10.	SUBSEQUENT EVENTS
FCX evaluated events after June 30, 2011, and through the date the consolidated financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these consolidated financial statements.

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

Business Segments

(In millions)	North America Copper Mines			South America			Indonesia		Africa
												Atlantic	Corporate,
												Copper	Other &
		Other		Cerro	Other					Molyb-	Rod &	Smelting	Elimi-	FCX
	Morenci	Mines	Total	Verde	Mines	Total	Grasberg		Tenke	denum	Refining	& Refining	nations	Total
Three Months Ended June 30, 2011
Revenues:
Unaffiliated customers	$157	$94	$251	$598	$638	$1,236	$1,465	[a]	$375	$413	$1,421	$651	$2	$5,814
Intersegment	441	855	1,296	138	74	212	99		3	—	6	2	(1,618)	—
Production and delivery	260	399	659	198	243	441	518		156	286	1,421	685	(1,609)	2,557
Depreciation, depletion and amortization	30	41	71	36	30	66	60		38	16	2	9	5	267
Selling, general and administrative expenses	1	—	1	1	—	1	28		3	4	—	5	65	107
Exploration and research expenses	1	—	1	—	—	—	—		—	1	—	—	64	66
Environmental obligations and shutdown costs	3	—	3	—	—	—	—		—	—	1	—	56	60
Operating income (loss)	303	509	812	501	439	940	958		181	106	3	(46)	(197)	2,757

Interest expense, net	1	2	3	1	—	1	1		1	—	—	4	64	74
Provision for income taxes	—	—	—	159	162	321	392		40	—	—	—	153	906
Total assets at June 30, 2011	1,970	4,797	6,767	4,732	3,558	8,290	5,876		3,744	2,193	359	1,316	2,034	30,579
Capital expenditures	19	66	85	32	85	117	176		29	91	2	16	11	527

Three Months Ended June 30, 2010
Revenues:
Unaffiliated customers	$1	$1	$2	$274	$453	$727	$871	[a]	$207	$325	$1,123	$605	$4	$3,864
Intersegment	386	656	1,042	108	14	122	56		—	—	6	11	(1,237)	—
Production and delivery	177	360	537	148	241	389	427		96	190	1,121	605	(1,313)	2,052
Depreciation, depletion and amortization	35	36	71	33	26	59	57		30	12	2	9	9	249
Selling, general and administrative expenses	—	—	—	—	—	—	23		—	3	—	4	71	101
Exploration and research expenses	—	—	—	—	—	—	—		—	—	—	—	38	38
Environmental obligations and shutdown costs	—	—	—	—	—	—	—		—	—	—	—	—	—
Operating income (loss)	175	261	436	201	200	401	420		81	120	6	(2)	(38)	1,424

Interest expense, net	—	3	3	—	—	—	—		—	—	—	3	116	122
Provision for income taxes	—	—	—	68	66	134	177		18	—	—	—	104	433
Total assets at June 30, 2010	1,882	4,218	6,100	4,318	2,744	7,062	4,703		3,458	1,781	306	934	1,635	25,979
Capital expenditures	12	50	62	19	87	106	97		11	5	1	3	11	296

a.	Includes PT Freeport Indonesia’s sales to PT Smelting totaling $653 million in second-quarter 2011 and $373 million in second-quarter 2010.

Business Segments (Continued)

(In millions)	North America Copper Mines			South America			Indonesia		Africa
												Atlantic	Corporate,
												Copper	Other &
		Other		Cerro	Other					Molyb-	Rod &	Smelting	Elimi-	FCX
	Morenci	Mines	Total	Verde	Mines	Total	Grasberg		Tenke	denum	Refining	& Refining	nations	Total
Six Months Ended June 30, 2011
Revenues:
Unaffiliated customers	$293	$110	$403	$1,266	$1,233	$2,499	$2,837	[a]	$684	$787	$2,902	$1,407	$4	$11,523
Intersegment	827	1,665	2,492	198	153	351	457		3	—	12	8	(3,323)	—
Production and delivery	470	764	1,234	373	479	852	1,044		280	526	2,902	1,448	(3,352)	4,934
Depreciation, depletion and amortization	58	71	129	70	53	123	117		66	30	4	19	11	499
Selling, general and administrative expenses	1	1	2	2	1	3	71		5	8	—	13	119	221
Exploration and research expenses	1	—	1	—	—	—	—		—	2	—	—	113	116
Environmental obligations and shutdown costs	3	—	3	—	—	—	—		—	—	1	—	56	60
Operating income (loss)	587	939	1,526	1,019	853	1,872	2,062		336	221	7	(65)	(266)	5,693

Interest expense, net	2	3	5	1	—	1	2		3	—	—	8	153	172
Provision for income taxes	—	—	—	322	305	627	899		80	—	—	—	284	1,890
Capital expenditures	48	156	204	56	201	257	301		40	162	5	24	39	1,032

Six Months Ended June 30, 2010
Revenues:
Unaffiliated customers	$10	$16	$26	$732	$950	$1,682	$2,032	[a]	$456	$600	$2,189	$1,238	$4	$8,227
Intersegment	742	1,330	2,072	191	45	236	354		—	—	13	11	(2,686)	—
Production and delivery	323	678	1,001	319	446	765	902		206	375	2,188	1,233	(2,702)	3,968
Depreciation, depletion and amortization	77	76	153	67	53	120	120		60	25	4	19	19	520
Selling, general and administrative expenses	—	—	—	—	—	—	52		—	6	—	10	128	196
Exploration and research expenses	—	—	—	—	—	—	—		—	1	—	—	68	69
Environmental obligations and shutdown costs	—	—	—	—	—	—	—		—	—	—	—	2	2
Operating income (loss)	352	592	944	537	496	1,033	1,312		190	193	10	(13)	(197)	3,472

Interest expense, net	2	6	8	—	—	—	—		2	—	—	5	252	267
Provision for income taxes	—	—	—	173	158	331	570		43	—	—	—	167	1,111
Capital expenditures	15	66	81	31	123	154	195		50	12	2	12	21	527

a.	Includes PT Freeport Indonesia's sales to PT Smelting totaling $1.3 billion in the first six months of 2011 and $859 million in the first six months of 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan COPPER & GOLD INC.

We have reviewed the condensed consolidated balance sheet of Freeport-McMoRan Copper & Gold Inc. as of June 30, 2011, and the related consolidated statements of income for the three- and six-month periods ended June 30, 2011 and 2010, the consolidated statements of cash flows for the six-month periods ended June 30, 2011 and 2010, and the consolidated statement of equity for the six-month period ended June 30, 2011. These financial statements are the responsibility of the Company’s management.

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
August 5, 2011

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

Our results for the second quarter and first six months of 2011, compared with the 2010 periods, primarily reflected higher realized copper and gold prices and higher sales volumes. Refer to “Consolidated Results” for further discussion of our consolidated financial results for the quarter and six-month periods ended June 30, 2011 and 2010.

At June 30, 2011, we had $4.4 billion in consolidated cash and cash equivalents and $3.5 billion in total debt. During second-quarter 2011, we repaid $1.2 billion in debt, including the April 2011 redemption of $1.1 billion of outstanding 8.25% Senior Notes (refer to Note 6 for further discussion). We have no significant debt maturities in the near term; however, we may consider additional opportunities to prepay debt in advance of scheduled maturities. Refer to “Capital Resources and Liquidity – Financing Activities” for further discussion.

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

Sales Volumes. Our projected sales volumes depend on the achievement of targeted mining rates, the successful operation of production facilities, the impact of weather conditions and other factors. Consolidated sales from mines for the year 2011 are expected to approximate 3.9 billion pounds of copper, 1.6 million ounces of gold and 77 million pounds of molybdenum, including 940 million pounds of copper, 415 thousand ounces of gold and 18 million pounds of molybdenum for third-quarter 2011.

Unit Net Cash Costs. Assuming average prices of $1,500 per ounce of gold and $15 per pound of molybdenum for the second half of 2011, and achievement of current sales volume and cost estimates, we estimate our consolidated unit net cash costs (net of by-product credits) for our copper mining operations would average approximately $1.01 per pound of copper for the year 2011. Quarterly unit net cash costs vary with fluctuations in sales volumes. The impact of price changes on consolidated unit net cash costs would approximate $0.01 per pound for each $50 per ounce change in the average price of gold for the second half of 2011, and $0.01 per pound for each $2 per pound change in the average price of molybdenum for the second half of 2011. Refer to “Consolidated Results – Production and Delivery Costs” for further discussion of consolidated production and delivery costs.

Operating Cash Flows. Our operating cash flows vary with prices realized from copper, gold and molybdenum sales, our sales volumes, production costs, income taxes and other working capital changes and other factors. Based on projected consolidated sales volumes and unit net cash costs for 2011, and assuming average prices of $4.25 per pound of copper, $1,500 per ounce of gold and $15 per pound of molybdenum for the second half of 2011, we estimate consolidated operating cash flows will exceed $8 billion for the year 2011, net of an estimated $0.3 billion for working capital requirements. Projected operating cash flows for the year 2011 also reflect estimated taxes of $3.7 billion (refer to “Consolidated Results – Provision for Income Taxes” for further discussion of our projected annual consolidated effective annual tax rate for 2011). The impact of price changes for the second half of 2011 on operating cash flows would approximate $80 million for each $0.05 per pound change in the average price of copper during the second half of 2011, $35 million for each $50 per ounce change in the average price of gold during the second half of 2011 and $40 million for each $2 per pound change in the average price of molybdenum during the second half of 2011.

COPPER, GOLD AND MOLYBDENUM MARKETS

World prices for copper, gold and molybdenum can fluctuate significantly. During the period from January 2001 through July 2011, the London Metal Exchange (LME) spot copper price varied from a low of $0.60 per pound in 2001 to a record high of $4.60 per pound in February 2011, the London gold price fluctuated from a low of $256 per ounce in 2001 to a record high of over $1,600 per ounce in July 2011, and the Metals Week Molybdenum Dealer Oxide weekly average price ranged from a low of $2.19 per pound in 2001 to a high of $39.25 per pound in 2005. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in our “Risk Factors” contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

Historical LME Copper Prices

Through July 29, 2011

LME Copper Prices
LME & COMEX Exchange Stocks*
000s of metric tons
Dollars per pound
1,600
1,400
1,200
1,000
800
600
400
200
0
$5.00
$4.50
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$0.00
2001
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011

*  Excludes Shanghai stocks, producer, consumer and merchant stocks.

This graph presents LME spot copper prices and reported stocks of copper at the LME and the New York Mercantile Exchange (COMEX) from January 2001 through July 2011. From 2006 through most of 2008, limited supplies, combined with growing demand from China and other emerging economies, resulted in high copper prices and low levels of inventories. In late 2008, slowing consumption, turmoil in the U.S. financial markets and concerns about the global economy led to a sharp decline in copper prices, which reached a four-year low of $1.26 per pound in December 2008. Copper prices have since improved significantly, attributable to a combination of an improved global economic outlook, strong demand from emerging markets, recovering demand in the western world and limitations of available supply. During second-quarter 2011, LME spot copper prices ranged from $3.87 per pound to a high of $4.46 per pound and averaged $4.14 per pound. Combined LME and COMEX inventories have risen somewhat in 2011, compared to year-end 2010 levels, as a result of reduced Chinese imports.

We believe the underlying fundamentals of the copper business remain positive, supported by the significant role of copper in the global economy, limited supplies from existing mines and the absence of significant new development projects. Future copper prices are expected to be volatile and are likely to be influenced by demand from China, economic activity in the U.S. and other industrialized countries, the timing of the development of new supplies of copper and production levels of mines and copper smelters. The LME spot copper price closed at $4.41 per pound on July 29, 2011.

London Gold Prices

Through July 29, 2011

$1,650
$1,550
$1,450
$1,350
$1,250
$1,150
$1,050
$950
$850
$750
$650
$550
$450
$350
$250
Dollars per ounce
2001
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011

This graph presents London gold prices from January 2001 through July 2011. Market sentiment for gold remains positive, which we believe is supported by weakness in the U.S. dollar, fiscal issues affecting the U.S. and Europe and prospects for future inflation. During second-quarter 2011, gold prices ranged from approximately $1,418 per ounce to $1,553 per ounce and averaged $1,506 per ounce. Gold prices closed at a record high of approximately $1,629 per ounce on July 29, 2011.

Metals Week Molybdenum Dealer Oxide Prices

Through July 29, 2011

$40
$35
$30
$25
$20
$15
$10
$5
$0
Dollars per pound
2001
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011

This graph presents the Metals Week Molybdenum Dealer Oxide weekly average prices from January 2001 through July 2011. In late 2008, molybdenum prices declined significantly as a result of the financial market turmoil and a decline in demand; however, molybdenum prices have increased from the 2008 lows, which we believe is supported by improved economic conditions and resulting demand increases. During second-quarter 2011, the weekly average price of molybdenum ranged from $15.55 per pound to $17.15 per pound and averaged $16.70 per pound. The Metals Week Molybdenum Dealer Oxide weekly average price was $14.65 per pound on July 29, 2011.

CONSOLIDATED RESULTS

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2011		2010		2011		2010
Financial Data (in millions, except per share amounts)
Revenues[a,b]	$5,814		$3,864		$11,523		$8,227
Operating income[b]	$2,757		$1,424		$5,693		$3,472
Net income attributable to FCX common stockholders	$1,368	[c]	$649	[c]	$2,867	[c]	$1,546	[c]
Diluted net income per share attributable to FCX common stockholders	$1.43	[c]	$0.70	[c,d]	$3.00	[c]	$1.70	[c,d]
Diluted weighted-average common shares outstanding	956		947	[d]	956		947	[d]

Mining Operating Data
Copper (recoverable)
Production (millions of pounds)	967		930		1,917		1,859
Sales, excluding purchases (millions of pounds)	1,002		914		1,928		1,874
Average realized price per pound	$4.22		$3.06		$4.24		$3.13
Site production and delivery costs per pound[e]	$1.63		$1.41		$1.62		$1.38
Unit net cash costs per pound[e]	$0.93		$0.97		$0.87		$0.89
Gold (recoverable)
Production (thousands of ounces)	351		316		817		765
Sales (thousands of ounces)	356		298		836		776
Average realized price per ounce	$1,509		$1,234		$1,466		$1,171
Molybdenum (recoverable)
Production (millions of pounds)	22		17		42		34
Sales, excluding purchases (millions of pounds)	21		16		41		33
Average realized price per pound	$18.16		$18.18		$18.13		$16.62

a.	Includes the impact of adjustments to provisionally priced concentrate and cathode sales recognized in prior periods (refer to “Revenues” for further discussion).

b.	Refer to Note 11 for a summary of revenues and operating income by business segment.

c.
Includes losses on early extinguishment of debt totaling $54 million ($0.06 per share) for second-quarter 2011, $42 million ($0.05 per share) for second-quarter 2010, $60 million ($0.06 per share) for the first six months of 2011 and $65 million ($0.07 per share) for the first six months of 2010. Refer to Note 6 for further discussion.

d.	Amounts have been adjusted to reflect the February 1, 2011, two-for-one stock split.

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

Revenues
Consolidated revenues totaled $5.8 billion in second-quarter 2011 and $11.5 billion for the first six months of 2011, compared with $3.9 billion in second-quarter 2010 and $8.2 billion for the first six months of 2010. Consolidated revenues include the sale of copper concentrates, copper cathodes, copper rod, gold, molybdenum and other metals by our North and South America mines, the sale of copper concentrates (which also contain significant quantities of gold and silver) by our Indonesia mining operations, the sale of copper cathodes and cobalt hydroxide by our Africa mining operations, the sale of molybdenum in various forms by our Molybdenum operations, and the sale of copper cathodes, copper anodes, and gold in anodes and slimes by Atlantic Copper.

Following is a summary of changes in our consolidated revenues between periods (in millions):

	Three Months Ended June 30,	Six Months Ended June 30,

Consolidated revenues - 2010 periods	$3,864	$8,227
Higher price realizations from mining operations:
Copper	1,163	2,140
Gold	98	247
Molybdenum	—	62
Higher sales volumes from mining operations:
Copper	270	170
Gold	72	70
Molybdenum	95	136
Cobalt	66	150
Lower (higher) net adjustments primarily for prior period/year provisionally priced sales	121	(5)
Higher purchased copper	98	371
Higher Atlantic Copper revenues	37	166
Other, including intercompany eliminations	(70)	(211)
Consolidated revenues - 2011 periods	$5,814	$11,523

Price Realizations
Our consolidated revenues can vary significantly as a result of fluctuations in the market prices of copper and, to a lesser extent, gold and molybdenum. Consolidated revenues in the 2011 periods reflected higher copper and gold price realizations, compared with the 2010 periods. Realized copper prices averaged $4.22 per pound in second-quarter 2011 (compared with $3.06 per pound in second-quarter 2010) and $4.24 per pound for the first six months of 2011 (compared with $3.13 per pound for the first six months of 2010). Realized gold prices averaged $1,509 per ounce in second-quarter 2011 (compared with $1,234 per ounce in second-quarter 2010) and $1,466 per ounce for the first six months of 2011 (compared with $1,171 per ounce for the first six months of 2010). Realized molybdenum prices averaged $18.16 per pound in second-quarter 2011 (compared with $18.18 per pound in second-quarter 2010) and $18.13 per pound for the first six months of 2011 (compared with $16.62 per pound for the first six months of 2010).

Sales Volumes
Consolidated sales volumes in second-quarter 2011 of 1.0 billion pounds of copper, 356 thousand ounces of gold and 21 million pounds of molybdenum, were higher than second-quarter 2010 sales volumes of 914 million pounds of copper, 298 thousand ounces of gold and 16 million pounds of molybdenum. For the first six months of 2011, consolidated sales volumes of 1.9 billion pounds of copper, 836 thousand ounces of gold and 41 million pounds of molybdenum, were also higher than sales volumes for the first six months of 2010 of 1.9 billion pounds of copper, 776 thousand ounces of gold and 33 million pounds of molybdenum. Higher copper sales volumes in the 2011 periods primarily reflects increased production in North America and timing of shipments in South America. Higher gold sales volumes in the 2011 periods reflected timing of mine sequencing at Grasberg, and higher molybdenum sales volumes reflected improved demand. Refer to “Operations” for further discussion of sales volumes at our operating divisions.

Provisionally Priced Sales
During the first half of 2011, 56 percent of our mined copper was sold in concentrate, 22 percent as rod (from our North America operations) and 22 percent as cathodes. Substantially all of our copper concentrate and cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) based primarily on quoted LME monthly average spot copper prices. We receive market prices based on prices in the specified future period, which results in price fluctuations recorded through revenues until the date of settlement. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on our provisionally priced concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until the date of final pricing. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs.

At March 31, 2011, we had provisionally priced copper sales totaling 464 million pounds of copper at our copper mining operations (net of intercompany sales and noncontrolling interests) recorded at an average of $4.27 per pound. Lower prices during second-quarter 2011 resulted in adjustments to these provisionally priced copper sales and decreased consolidated revenues by $47 million ($23 million to net income attributable to common stockholders or $0.02 per share) in second-quarter 2011, compared with a decrease of $169 million ($72 million to net income attributable to common stockholders or $0.08 per share) in second-quarter 2010. Additionally, adjustments to the December 31, 2010, provisionally priced copper sales resulted in a decrease of $12 million ($5 million to net income attributable to common stockholders or $0.01 per share) for the first six months of 2011, compared with a decrease of $23 million ($9 million to net income attributable to common stockholders or $0.01 per share) for the first six months of 2010.

At June 30, 2011, we had provisionally priced copper sales at our copper mining operations totaling 435 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average of $4.27 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the June 30, 2011, provisional price recorded would have a net impact on our 2011 consolidated revenues of approximately $28 million ($14 million to net income attributable to common stockholders). The LME spot copper price closed at $4.41 per pound on July 29, 2011.

Purchased Copper
From time to time we purchase copper cathode to be processed by our Rod & Refining operations when production from our North America copper mines does not meet customer demand. The increase in purchased copper in the 2011 periods resulted from higher customer demand and also reflected higher copper prices.

Atlantic Copper Revenues
The increase in Atlantic Copper’s revenues in the 2011 periods primarily reflected higher copper prices. Refer to “Operations” for further discussion of Atlantic Copper Smelting & Refining.

Production and Delivery Costs
Consolidated production and delivery costs totaled $2.6 billion in second-quarter 2011 and $4.9 billion for the first six months of 2011, compared with $2.1 billion in second-quarter 2010 and $4.0 billion for the first six months of 2010. Higher production and delivery costs for the 2011 periods primarily reflected increased mining and milling activities, higher input costs at our mining operations and higher costs of concentrate purchases at Atlantic Copper associated with higher copper prices.

Consolidated unit site production and delivery costs for our copper mining operations averaged $1.63 per pound of copper in second-quarter 2011 and $1.62 per pound of copper for the first six months of 2011, compared with $1.41 per pound of copper in second-quarter 2010 and $1.38 per pound of copper for the first six months of 2010. Higher site production and delivery costs in the 2011 periods primarily resulted from increased mining and milling activities and increased input costs, including materials, energy and currency exchange rate impacts. Refer to “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions, and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements.

Our copper mining operations require significant energy, principally diesel, electricity, coal and natural gas. For the year 2011, energy costs are expected to approximate 22 percent of our consolidated copper production costs, which reflects purchases of approximately 250 million gallons of diesel fuel; 6,650 gigawatt hours of electricity at our North America, South America and Africa copper mining operations (we generate all of our power at our Indonesia mining operation); 800 thousand metric tons of coal for our coal power plant in Indonesia; and 1 million MMBTU (million british thermal units) of natural gas at certain of our North America mines. Energy costs for 2010 approximated 20 percent of our consolidated copper production costs.

Depreciation, Depletion and Amortization
Consolidated depreciation, depletion and amortization expense totaled $267 million in second-quarter 2011, $499 million for the first six months of 2011, $249 million in second-quarter 2010 and $520 million for the first six months of 2010. Depreciation, depletion and amortization expense for the 2011 periods reflect higher expense under the units-of-production method as a result of higher copper sales volumes. Higher units-of-production expense for the six-month period was more than offset by lower straight-line depreciation expense.

Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses totaled $107 million in second-quarter 2011 and $221 million for the first six months of 2011, compared with $101 million in second-quarter 2010 and $196 million for the first six months of 2010, primarily reflecting an increase in contributions made to our charitable foundation and higher incentive compensation costs associated with improved operating results.

Exploration and Research Expenses
Consolidated exploration and research expenses totaled $66 million in second-quarter 2011 and $116 million for the first six months of 2011, compared with $38 million in second-quarter 2010 and $69 million for the first six months of 2010. We are conducting exploration activities near our existing mines with a focus on opportunities to expand reserves that will support additional future production capacity in the large mineral districts where we currently operate. Favorable exploration results indicate opportunities for what we believe could be significant future potential reserve additions in North and South America and in the Tenke minerals district. The drilling data in North America continues to indicate the potential for expanded sulfide production.

For the year 2011, exploration and research expenditures are expected to total $310 million, including approximately $250 million for exploration. Exploration activities will continue to focus primarily on the potential for future reserve additions in our existing mineral districts.

Environmental Obligations and Shutdown Costs
Environmental obligations consist of net revisions to our long-term environmental obligations as further described in Note 13 of our annual report on Form 10-K for the year ended December 31, 2010. Shutdown costs include care and maintenance costs and any litigation, remediation or related expenditures associated with closed facilities or operations. The increase in the 2011 periods, compared with the 2010 periods, primarily reflects second-quarter 2011 adjustments to accruals for future shutdown costs.

Interest Expense, Net
Consolidated interest expense, excluding capitalized interest, totaled $97 million in second-quarter 2011 and $220 million for the first six months of 2011, compared with $132 million in second-quarter 2010 and $283 million for the first six months of 2010. Lower interest expense in the 2011 periods primarily reflected the impact of debt repayments during 2010 and the first half of 2011.

Capitalized interest is primarily related to our development projects and totaled $23 million in second-quarter 2011 and $48 million for the first six months of 2011, compared with $10 million in second-quarter 2010 and $16 million for the first six months of 2010. Refer to “Operations” for further discussion of current development projects.

Losses on Early Extinguishment of Debt
We recorded losses on early extinguishment of debt of $61 million ($54 million to net income attributable to common stockholders or $0.06 per share) in second-quarter 2011 and $68 million ($60 million to net income attributable to common stockholders or $0.06 per share) for the first six months of 2011 associated with the redemption of our 8.25% Senior Notes and open-market purchases of our 9.5% Senior Notes. Losses on early extinguishment of debt for the first six months of 2011 also includes amounts related to the revolving credit facilities that were replaced in March 2011 by a new senior unsecured revolving credit facility.

We recorded losses on early extinguishment of debt totaling $50 million ($42 million to net income attributable to common stockholders or $0.05 per share) in second-quarter 2010 and $77 million ($65 million to net income attributable to common stockholders or $0.07 per share) for the first six months of 2010 associated with redemption of our Senior Floating Rate Notes and open-market purchases of our 8.25% and 8.375% Senior Notes.

Refer to Note 6 for further discussion of these transactions.

Provision for Income Taxes
Following is a summary of the approximate amounts in the calculation of our consolidated provision for income taxes for the 2011 and 2010 periods (in millions, except percentages):

	Six Months Ended				Six Months Ended
	June 30, 2011				June 30, 2010
	Income[a]	Effective Tax Rate		Income Tax Provision	Income[a]	Effective Tax Rate	Income Tax Provision
U.S.	$1,242	21%		$258	$586	23%	$132
South America	1,827	34%		627	1,022	32%	331
Indonesia	2,105	43%		899	1,349	42%	570
Africa	240	33%		80	142	30%	43
Eliminations and other	51	N/A		39	50	N/A	24
Annualized rate adjustment[b]	N/A	N/A		(13)	N/A	N/A	11
Consolidated FCX	$5,465	35%	[c]	$1,890	$3,149	35%	$1,111

a.	Represents income by geographic location before income taxes and equity in affiliated companies’ net earnings.

b.	In accordance with applicable accounting rules, we adjust our interim provision for income taxes equal to our estimated annualized tax rate.

c.
Our consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which we operate. Accordingly, variations in the relative proportions of jurisdictional income result in fluctuations to our consolidated effective income tax rate. Assuming average prices of $4.25 per pound for copper, $1,500 per ounce for gold and $15 per pound for molybdenum for the remainder of 2011 and current sales estimates, we estimate our annual consolidated effective tax rate will approximate 35 percent.

OPERATIONS

North America Copper Mines
We currently operate seven copper mines in North America – Morenci, Bagdad, Safford, Sierrita and Miami in Arizona, and Tyrone and Chino in New Mexico. All of these mining operations are wholly owned, except for Morenci, an unincorporated joint venture, in which we own an 85 percent undivided interest.

The North America copper mines include open-pit mining, sulfide ore concentrating, leaching and solution extraction/electrowinning (SX/EW) operations. Molybdenum concentrate is also produced by Morenci, Bagdad and Sierrita. A majority of the copper produced at our North America copper mines is cast into copper rod by our Rod & Refining operations. The remainder of our North America copper sales is primarily in the form of copper cathode or copper concentrate.

Operating and Development Activities.
Morenci Mine Ramp-up and Mill Restart. During second-quarter 2011, we completed our ramp up of Morenci's mining rates to 635,000 metric tons of ore per day and milling rates to approximately 50,000 metric tons of ore per day, resulting in increased copper production of approximately 125 million pounds of copper per year.

We are advancing a feasibility study to expand mining and milling capacity at Morenci to process additional sulfide ore identified through positive exploratory drilling over the last few years. This project, which would require significant investment, would increase milling rates to approximately 115,000 metric tons of ore per day and target incremental annual copper production of approximately 225 million pounds within three years, following completion of the feasibility study, which is expected by year-end 2011.

Miami Restart. The ramp up of mining activities at the Miami mine continues. We expect to ramp up production at Miami to approximately 100 million pounds of copper per year by 2012.

Chino Restart. During second-quarter 2011, we successfully restarted mining and milling activities at the Chino mine. Planned mining and milling rates are expected to be achieved by the end of 2013. Incremental annual copper production is expected to be 100 million pounds in 2012 and 2013 and 200 million pounds in 2014. Costs for the project associated with equipment and mill refurbishment are expected to approximate $150 million. Project costs of $82 million have been incurred as of June 30, 2011 ($72 million during the first six months of 2011).

Safford Sulphur Burner. We have completed construction of the $150 million sulphur burner project at the Safford mine, which is providing a more cost-effective source of sulphuric acid used in SX/EW operations and lower transportation costs.

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

Operating Data. Following is summary operating data for the North America copper mines for the second quarters and first six months of 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating Data, Net of Joint Venture Interest
Copper (millions of recoverable pounds)
Production	313	263	595	527
Sales, excluding purchases	331	289	607	580
Average realized price per pound	$4.19	$3.21	$4.28	$3.27

Molybdenum (millions of recoverable pounds)
Production[a]	10	5	17	11

100% Operating Data
SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	847,500	646,100	829,700	624,100
Average copper ore grade (percent)	0.24	0.25	0.24	0.25
Copper production (millions of recoverable pounds)	201	182	383	384

Mill operations
Ore milled (metric tons per day)	221,100	195,300	217,300	179,200
Average ore grade (percent):
Copper	0.38	0.32	0.37	0.31
Molybdenum	0.03	0.02	0.03	0.02
Copper recovery rate (percent)	84.3	81.4	83.2	83.3
Production (millions of recoverable pounds):
Copper	136	100	258	180
Molybdenum	10	5	17	11

a.	Reflects molybdenum production from certain of the North America copper mines. Sales of molybdenum are reflected in the Molybdenum division.

Copper sales volumes from our North America copper mines increased to 331 million pounds in second-quarter 2011 and 607 million pounds for the first six months of 2011, compared with 289 million pounds in second-quarter 2010 and 580 million pounds for the first six months of 2010, primarily reflecting higher production from the Morenci and Miami mines. For the six-month period increases from higher production were partly offset by timing of shipments.

For the year 2011, copper sales volumes from our North America copper mines are expected to approximate 1.2 billion pounds, compared with 1.1 billion pounds of copper in 2010. The restart of the Miami and Chino mines and potential expansion of the Morenci mine are expected to further increase production in future periods. Molybdenum production from our North America copper mines is expected to approximate 35 million pounds for the year 2011, compared with 25 million pounds in 2010.

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

Gross Profit per Pound of Copper and Molybdenum

The following table summarizes unit net cash costs and gross profit per pound at the North America copper mines for the second quarters and first six months of 2011 and 2010. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended			Three Months Ended
	June 30, 2011			June 30, 2010
	By- Product Method	Co-Product Method		By- Product Method	Co-Product Method
		Copper	Molyb- denum[a]		Copper	Molyb- denum[a]
Revenues, excluding adjustments	$4.19	$4.19	$16.97	$3.21	$3.21	$17.34

Site production and delivery, before net noncash and other costs shown below	1.78	1.60	6.61	1.46	1.31	8.55
By-product credits[a]	(0.52)	—	—	(0.38)	—	—
Treatment charges	0.10	0.09	—	0.09	0.08	—
Unit net cash costs	1.36	1.69	6.61	1.17	1.39	8.55
Depreciation, depletion and amortization	0.20	0.19	0.39	0.23	0.22	0.64
Noncash and other costs, net	0.05	0.05	0.02	0.19	0.18	0.04
Total unit costs	1.61	1.93	7.02	1.59	1.79	9.23
Revenue adjustments	(0.02)	(0.02)	—	—	—	—
Idle facility and other non-inventoriable costs	(0.05)	(0.04)	(0.03)	(0.08)	(0.08)	(0.01)
Gross profit per pound	$2.51	$2.20	$9.92	$1.54	$1.34	$8.10

Copper sales (millions of recoverable pounds)	330	330		288	288
Molybdenum sales (millions of recoverable pounds)[b]			10			5

	Six Months Ended			Six Months Ended
	June 30, 2011			June 30, 2010
	By- Product Method	Co-Product Method		By- Product Method	Co-Product Method
		Copper	Molyb- denum[a]		Copper	Molyb- denum[a]
Revenues, excluding adjustments	$4.28	$4.28	$16.92	$3.27	$3.27	$15.71

Site production and delivery, before net noncash and other costs shown below	1.76	1.58	6.81	1.39	1.25	8.00
By-product credits[a]	(0.50)	—	—	(0.32)	—	—
Treatment charges	0.10	0.10	—	0.08	0.08	—
Unit net cash costs	1.36	1.68	6.81	1.15	1.33	8.00
Depreciation, depletion and amortization	0.20	0.19	0.41	0.25	0.24	0.63
Noncash and other costs, net	0.10	0.09	0.06	0.13	0.13	0.05
Total unit costs	1.66	1.96	7.28	1.53	1.70	8.68
Revenue adjustments	—	—	—	—	—	—
Idle facility and other non-inventoriable costs	(0.05)	(0.05)	(0.02)	(0.08)	(0.08)	(0.01)
Gross profit per pound	$2.57	$2.27	$9.62	$1.66	$1.49	$7.02

Copper sales (millions of recoverable pounds)	605	605		579	579
Molybdenum sales (millions of recoverable pounds)[b]			17			11

a.	Molybdenum credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Reflects molybdenum produced by certain of our North America copper mines.

Our operating North America copper mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-products and other factors. Average unit net cash costs (net of by-product credits) for our North America copper mines averaged $1.36 per pound of copper in second-quarter 2011 and for the first six months of 2011, compared with $1.17 per pound of copper in second-quarter 2010 and $1.15 per pound of copper for the first six months of 2010, primarily reflecting higher site production and delivery costs ($0.32 per pound for the quarter and $0.37 per pound for the six-month period) resulting from increased mining and milling activities and higher input costs. Partly offsetting higher site production and delivery costs were higher molybdenum credits ($0.14 per pound for the quarter and $0.18 per pound for the six-month period) resulting from higher molybdenum volumes.

The decrease in depreciation, depletion and amortization in the 2011 periods primarily reflects lower straight-line expense.

Assuming achievement of current sales volume and cost estimates and an average price of $15 per pound of molybdenum for the second half of 2011, we estimate that average unit net cash costs (net of by-product credits) for our North America copper mines would approximate $1.42 per pound of copper for the year 2011, compared with $1.24 per pound of copper in 2010. North America's average unit net cash costs for 2011 would change by approximately $0.025 per pound for each $2 per pound change in the average price of molybdenum during the second half of 2011.

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

Operating and Development Activities.
El Abra Sulfide. During first-quarter 2011, we commenced production from El Abra’s newly commissioned stacking and leaching facilities to transition from oxide to sulfide ores. Production from the sulfide ore, which is projected to reach design levels in the second half of 2011, is expected to approximate 300 million pounds of copper per year, replacing the currently depleting oxide copper production. The aggregate capital investment for this project is expected to total $725 million through 2015, of which approximately $565 million is for the initial phase of the project expected to be complete in 2011. Project costs of $475 million have been incurred as of June 30, 2011 ($114 million during the first six months of 2011).

We are also engaged in pre-feasibility studies for a potential large-scale milling operation at El Abra to process additional sulfide material and to achieve higher recoveries.

Cerro Verde Expansion. During second-quarter 2011, we completed the feasibility study for a large-scale concentrator expansion at Cerro Verde. The $3.5 billion project would expand the concentrator facilities from 120,000 metric tons of ore per day to 360,000 metric tons of ore per day and provide incremental annual production of approximately 600 million pounds of copper and 15 million pounds of molybdenum beginning in 2016. We expect to file an environmental impact assessment during the second half of 2011.

An agreement has been reached with the Regional Government of Arequipa, the National Government, Servicio de Agua Potable y Alcantarillado de Arequipa S.A. (SEDAPAR) and other local institutions to allow Cerro Verde to finance the engineering and construction of a wastewater treatment plant for Arequipa, should Cerro Verde proceed with the expansion. The treated water, which is currently unlicensed, would be used by Cerro Verde to supplement its existing water supplies to support the potential concentrator expansion.

Candelaria Water Plant. As part of our overall strategy to supply water to the Candelaria mine, we recently completed construction of a pipeline to bring water from a nearby water treatment facility. In addition, we have completed engineering for a desalination plant that will supply Candelaria’s longer term water needs, and construction has begun. The plant is expected to be completed by the end of 2012 at a capital investment of $280 million. Project costs of $49 million have been incurred as of June 30, 2011 ($43 million during the first six months of 2011).

Other Matters. As reported in Note 13 of our annual report on Form 10-K for the year ended December 31, 2010, Cerro Verde has received assessments from SUNAT, the Peruvian national tax authority, in connection with claims for mining royalties related to the minerals processed by its concentrator, which was added to Cerro Verde’s processing facilities in late 2006. These assessments relate to the period from October 2006 through December 2007, and for the years 2008 and 2009. SUNAT has issued rulings denying Cerro Verde’s protest of the assessments, and Cerro Verde has appealed these decisions to the Peruvian Tax Court and tax authorities. Cerro Verde is challenging these royalties because its stability agreement with the Peruvian government exempts from royalties all minerals extracted from its mining concession, irrespective of the method used for processing those minerals. If Cerro Verde is ultimately found responsible for these royalties, it will also be liable for interest, which accrues at rates that range from approximately 7 to 18 percent based on the year accrued and the currency in which the amounts would be payable. At June 30, 2011, the aggregate amount of the assessments, including interest and penalties, approximated $180 million. This amount will continue to increase at varying interest rates. SUNAT may continue to assess mining royalties annually until this matter is resolved by the Tax Court.

As reported in Note 14 of our annual report on Form 10-K for the year ended December 31, 2010, during 2006, the Peruvian government announced that all mining companies operating in Peru would be required to make annual contributions to local development funds for a five-year period (covering the years 2006 through 2010) when copper prices exceeded certain levels that were adjusted annually. The contribution, which expired in 2010, was equal to 3.75 percent of after-tax profits, and totaled $41 million for the year 2010. It is not certain whether the contribution will be extended, abandoned, or replaced by a tax or different mechanism. We will continue to monitor any activity associated with this matter.

In July 2011, the Chilean senate approved changes to a bill regulating mine closure, which establishes new requirements for closure plans. Once effective our Chilean operations would be required to update closure plans and also will be required to provide financial assurance for these obligations. We will continue to monitor any activity associated with this legislation and any impact it may have on our operations.

Operating Data. Following is summary operating data for our South America mining operations for the second quarters and first six months of 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Copper (millions of recoverable pounds)
Production	327	329	644	651
Sales	331	311	643	618
Average realized price per pound	$4.24	$3.02	$4.24	$3.07

Gold (thousands of recoverable ounces)
Production	24	20	48	39
Sales	25	20	49	39
Average realized price per ounce	$1,515	$1,221	$1,467	$1,175

Molybdenum (millions of recoverable pounds)
Production[a]	3	1	6	3

SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	241,200	247,400	251,600	251,600
Average copper ore grade (percent)	0.47	0.42	0.43	0.43
Copper production (millions of recoverable pounds)	113	130	203	263

Mill operations
Ore milled (metric tons per day)	197,600	187,100	194,700	183,600
Average ore grade:
Copper (percent)	0.62	0.62	0.65	0.62
Gold (grams per metric ton)	0.11	0.09	0.11	0.09
Molybdenum (percent)	0.02	0.02	0.02	0.02
Copper recovery rate (percent)	89.3	89.9	90.4	89.5
Production (recoverable):
Copper (millions of pounds)	214	199	441	388
Gold (thousands of ounces)	24	20	48	39
Molybdenum (millions of pounds)	3	1	6	3

a.	Reflects molybdenum production from Cerro Verde. Sales of molybdenum are reflected in the Molybdenum division.

Copper sales from the South America mining operations increased to 331 million pounds in second-quarter 2011 and 643 million pounds for the first six months of 2011, compared with 311 million pounds in second-quarter 2010 and 618 million pounds for the first six months of 2010, primarily reflecting higher ore grades at Candelaria and timing of shipments at Cerro Verde, partly offset by anticipated lower mining rates at El Abra as it transitions from oxide to sulfide ores.

For the year 2011, consolidated sales volumes from South America mining are expected to approximate 1.3 billion pounds of copper and 100 thousand ounces of gold, compared with 1.3 billion pounds of copper and 93 thousand ounces of gold in 2010. Molybdenum production from Cerro Verde is expected to approximate 10 million pounds for the year 2011, compared with 7 million pounds in 2010.

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

Gross Profit per Pound of Copper

The following table summarizes unit net cash costs and gross profit per pound at the South America mining operations for the second quarters and first six months of 2011 and 2010. Unit net cash costs per pound of copper are reflected under the by-product and co-product methods as the South America mining operations also had small amounts of molybdenum, gold and silver sales. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
	By-Product Method	Co-Product Method	By-Product Method	Co-Product Method
Revenues, excluding adjustments	$4.24	$4.24	$3.02	$3.02

Site production and delivery, before net noncash and other costs shown below	1.26	1.15	1.22	1.14
By-product credits	(0.37)	—	(0.19)	—
Treatment charges	0.19	0.19	0.11	0.11
Unit net cash costs	1.08	1.34	1.14	1.25
Depreciation, depletion and amortization	0.19	0.19	0.19	0.18
Noncash and other costs, net	0.02	0.02	0.02	0.02
Total unit costs	1.29	1.55	1.35	1.45
Revenue adjustments, primarily for pricing on prior period open sales	(0.07)	(0.07)	(0.37)	(0.37)
Other non-inventoriable costs	(0.05)	(0.04)	(0.02)	(0.02)
Gross profit per pound	$2.83	$2.58	$1.28	$1.18

Copper sales (millions of recoverable pounds)	331	331	311	311

	Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010
	By-Product Method	Co-Product Method	By-Product Method	Co-Product Method
Revenues, excluding adjustments	$4.24	$4.24	$3.07	$3.07

Site production and delivery, before net noncash and other costs shown below	1.28	1.18	1.21	1.14
By-product credits	(0.37)	—	(0.18)	—
Treatment charges	0.19	0.19	0.13	0.13
Unit net cash costs	1.10	1.37	1.16	1.27
Depreciation, depletion and amortization	0.19	0.18	0.19	0.18
Noncash and other costs, net	0.02	0.01	0.01	0.01
Total unit costs	1.31	1.56	1.36	1.46
Revenue adjustments, primarily for pricing on prior period open sales	0.02	(0.01)	(0.03)	(0.03)
Other non-inventoriable costs	(0.05)	(0.05)	(0.02)	(0.02)
Gross profit per pound	$2.90	$2.62	$1.66	$1.56

Copper sales (millions of recoverable pounds)	643	643	618	618

Our South America mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-products and other factors. Average unit net cash costs (net of by-product credits) for our South America mining operations averaged $1.08 per pound of copper in second-quarter 2011 and $1.10 per pound for the first six months of 2011, compared with $1.14 per pound in second-quarter 2010 and $1.16 for the first six months of 2010. Lower unit net cash costs primarily reflected higher molybdenum, gold and silver credits ($0.18 per pound for the quarter and $0.19 per pound for the six-month period), partly offset by higher treatment charges ($0.08 per pound for the quarter and $0.06 for the six-month period) and higher site production and delivery costs ($0.04 per pound for the quarter and $0.07 per pound for the six-month period) associated with higher input costs, including materials, energy and currency exchange rate impacts.

Assuming achievement of current sales volume and cost estimates and average prices of $1,500 per ounce of gold and $15 per pound of molybdenum for the second half of 2011, we estimate that average unit net cash costs (net of by-product credits) for our South America mining operations would approximate $1.21 per pound of copper for the year 2011, compared with $1.15 per pound in 2010.

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

Development Activities. We have several projects in progress in the Grasberg minerals district, primarily related to the development of the large-scale, high-grade underground ore bodies located beneath and nearby the Grasberg open pit. In aggregate, these underground ore bodies are expected to ramp up to approximately 240,000 metric tons of ore per day following the currently anticipated transition from the Grasberg open pit in 2016. Over the next five years, aggregate capital spending on these projects is expected to average $635 million per year ($500 million per year net to PT Freeport Indonesia). Considering the long-term nature and large size of these projects, actual costs could differ materially from these estimates.

The following provides additional information on these projects, including the continued development of the Common Infrastructure project, the Grasberg Block Cave and Big Gossan underground mines and development of the Deep Mill Level Zone (DMLZ) ore body, that lies below the Deep Ore Zone (DOZ) underground mine.

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

Aggregate mine development capital for the Grasberg Block Cave mine and associated Common Infrastructure is expected to approximate $3.9 billion (incurred between 2008 and 2021), with PT Freeport Indonesia’s share totaling approximately $3.5 billion. Aggregate project costs totaling $398 million have been incurred through June 30, 2011 ($138 million during the first six months of 2011). Targeted production rates once the Grasberg Block Cave mining operation reaches full capacity are expected to approximate 160,000 metric tons of ore per day.

Big Gossan. The Big Gossan underground mine is a high-grade deposit located near PT Freeport Indonesia’s existing milling complex. The Big Gossan mine is being developed as an open-stope mine with backfill consisting of mill tailings and cement, an established mining methodology. Production, which began in fourth-quarter 2010, is designed to ramp up to 7,000 metric tons of ore per day by the end of 2012 (equal to average annual aggregate incremental production of 125 million pounds of copper and 65,000 ounces of gold, with PT Freeport Indonesia receiving 60 percent of these amounts). The aggregate capital investment for this project is currently estimated at approximately $550 million, with PT Freeport Indonesia’s share totaling approximately $515 million. Aggregate project costs of $472 million have been incurred through June 30, 2011 ($28 million during the first six months of 2011).

DMLZ. The DMLZ ore body lies below the DOZ mine at the 2,590-meter elevation and represents the downward continuation of mineralization in the Ertsberg East Skarn system and neighboring Ertsberg porphyry. We plan to mine the ore body using a block-cave method with production beginning in 2015, near completion of mining at the DOZ mine. Drilling efforts continue to determine the extent of this ore body. We continue to develop the Common Infrastructure project and tunnels from mill level. In 2009, we completed a portion of the spur to the DMLZ mine and reached the edge of the DMLZ terminal and development continued on terminal infrastructure and mine access in 2010. Aggregate mine development capital costs for the DMLZ are expected to approximate $2.0 billion (incurred from 2009 to 2020), with PT Freeport Indonesia’s share totaling approximately $1.2 billion. Aggregate project costs totaling $182 million have been incurred through June 30, 2011 ($79 million during the first six months of 2011). Targeted production rates once the DMLZ mining operation reaches full capacity are expected to approximate 80,000 metric tons of ore per day.

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

As reported in “Risk Factors” contained in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2010, between July 2009 and January 2010, there were a series of shooting incidents along the road leading to our mining and milling operations at the Grasberg mining complex that resulted in three fatalities and several injuries. In early April 2011, there were two additional incidents that resulted in two fatalities and two injuries to PT Freeport Indonesia employees. The Indonesian government responded with additional security forces and expressed a strong commitment to protect the safety of the community and our operations. The investigation of these matters is continuing, and we have taken precautionary measures, including limiting use of the road to secured convoys. Our mining and milling activities have not been interrupted by these incidents; however, prolonged limitations on access to the road could adversely affect operations at the mine.

During July 2011, PT Freeport Indonesia union workers commenced an eight-day labor strike, which led to a temporary suspension of mining, milling and concentrate shipments. On July 11, 2011, PT Freeport Indonesia reached an agreement with the union to end the strike and operations have resumed. PT Freeport Indonesia estimates the aggregate impact of the strike on 2011 production approximates 35 million pounds of copper and 60 thousand ounces of gold. PT Freeport Indonesia has commenced negotiations with the union for its bi-annual renewal of the collective labor agreement, which is scheduled for renewal in October 2011. Refer to Part II, Item 1A. “Risk Factors” for further discussion of operational risks associated with labor disputes at our mining operations.

Operating Data. Following is summary operating data for our Indonesia mining operations for the second quarters and first six months of 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating Data, Net of Joint Venture Interest
Copper (millions of recoverable pounds)
Production	261	276	545	555
Sales	265	259	543	555
Average realized price per pound	$4.26	$2.95	$4.23	$3.05

Gold (thousands of recoverable ounces)
Production	325	294	766	723
Sales	330	276	784	734
Average realized price per ounce	$1,509	$1,235	$1,466	$1,171

100% Operating Data
Ore milled (metric tons per day):[a]
Grasberg open pit	164,700	145,400	152,500	150,200
DOZ underground mine	53,200	78,000	66,600	78,500
Big Gossan underground mine	2,100	—	2,000	—
Total	220,000	223,400	221,100	228,700
Average ore grade:
Copper (percent)	0.77	0.81	0.77	0.79
Gold (grams per metric ton)	0.79	0.63	0.84	0.75
Recovery rates (percent):
Copper	87.8	89.1	87.5	88.7
Gold	79.5	78.2	80.8	78.7
Production (recoverable):
Copper (millions of pounds)	282	305	566	613
Gold (thousands of ounces)	394	319	853	785

a.	Amounts represent the approximate average daily throughput processed at PT Freeport Indonesia’s mill facilities from each producing mine.

At the Grasberg mine, the sequencing in mining areas with varying ore grades causes fluctuations in the timing of ore production resulting in varying quarterly and annual sales of copper and gold. Copper sales from the Indonesia mining operations totaled 265 million pounds of copper in second-quarter 2011, compared with 259 million pounds of copper in second-quarter 2010, primarily reflecting the timing of shipments. Gold sales volumes from our Indonesia mining operations increased to 330 thousand ounces in second-quarter 2011, compared with 276 thousand ounces in second-quarter 2010, primarily reflecting timing of mine sequencing at Grasberg.

Copper sales from the Indonesia mining operations totaled 543 million pounds of copper for the first six months of 2011, compared with 555 million pounds of copper for the first six months of 2010, primarily reflecting lower copper ore grades. Gold sales volumes from our Indonesia operations increased to 784 thousand ounces for the first six months of 2011, compared with 734 thousand ounces for the first six months of 2010, primarily reflecting timing of mine sequencing at Grasberg.

For the year 2011, we expect sales from our Indonesia mining operations to approximate 1.0 billion pounds of copper and 1.45 million ounces of gold, compared with 1.2 billion pounds of copper and 1.8 million ounces of gold in 2010.

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

Gross Profit per Pound of Copper and per Ounce of Gold

The following table summarizes the unit net cash costs and gross profit per pound of copper and per ounce of gold at our Indonesia mining operations for the second quarters and first six months of 2011 and 2010. Refer to “Production Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended			Three Months Ended
	June 30, 2011			June 30, 2010
	By-Product Method	Co-Product Method		By-Product Method	Co-Product Method
		Copper	Gold		Copper	Gold
Revenues, excluding adjustments	$4.26	$4.26	$1,509	$2.95	$2.95	$1,235

Site production and delivery, before net noncash and other costs shown below	1.93	1.31	465	1.62	1.10	475
Gold and silver credits	(2.06)	—	—	(1.41)	—	—
Treatment charges	0.18	0.13	44	0.26	0.18	75
Royalty on metals	0.17	0.11	40	0.11	0.07	31
Unit net cash costs	0.22	1.55	549	0.58	1.35	581
Depreciation and amortization	0.23	0.15	55	0.22	0.15	64
Noncash and other costs, net	0.02	0.02	6	0.02	0.01	6
Total unit costs	0.47	1.72	610	0.82	1.51	651
Revenue adjustments, primarily for pricing on prior period open sales	(0.07)	(0.07)	48	(0.42)	(0.42)	37
Gross profit per pound/ounce	$3.72	$2.47	$947	$1.71	$1.02	$621

Copper sales (millions of recoverable pounds)	265	265		259	259
Gold sales (thousands of recoverable ounces)			330			276

	Six Months Ended			Six Months Ended
	June 30, 2011			June 30, 2010
	By-Product Method	Co-Product Method		By-Product Method	Co-Product Method
		Copper	Gold		Copper	Gold
Revenues, excluding adjustments	$4.23	$4.23	$1,466	$3.05	$3.05	$1,171

Site production and delivery, before net noncash and other costs shown below	1.88	1.23	427	1.58	1.03	398
Gold and silver credits	(2.20)	—	—	(1.61)	—	—
Treatment charges	0.18	0.12	41	0.24	0.16	60
Royalty on metals	0.16	0.11	37	0.11	0.08	29
Unit net cash costs	0.02	1.46	505	0.32	1.27	487
Depreciation and amortization	0.22	0.14	49	0.22	0.14	54
Noncash and other costs, net	0.04	0.02	9	0.04	0.03	11
Total unit costs	0.28	1.62	563	0.58	1.44	552
Revenue adjustments, primarily for pricing on prior period open sales	(0.02)	(0.02)	(22)	(0.01)	(0.01)	1
Gross profit per pound/ounce	$3.93	$2.59	$881	$2.46	$1.60	$620

Copper sales (millions of recoverable pounds)	543	543		555	555
Gold sales (thousands of recoverable ounces)			784			734

Because of the fixed nature of a large portion of PT Freeport Indonesia’s costs, unit costs vary significantly from period to period depending on volumes of copper and gold sold during the period. Unit net cash costs (net of gold and silver credits) for Indonesia averaged $0.22 per pound of copper in second-quarter 2011 and $0.02 per pound of copper for the first six months of 2011, compared with $0.58 per pound of copper in second-quarter 2010 and $0.32 per pound of copper for the first six months of 2010. Lower unit net cash costs primarily reflected higher gold and silver credits ($0.65 per pound for the quarter and $0.59 for the six-month period) mostly related to higher gold prices and volumes, partly offset by higher site production and delivery costs ($0.31 per pound for the quarter and $0.30 for the six-month period) reflecting higher maintenance and other input costs.

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold.

Assuming achievement of current sales volume and cost estimates, and an average gold price of $1,500 per ounce for the second half of 2011, we estimate that average unit net cash costs for PT Freeport Indonesia (net of gold and silver credits) would approximate $0.28 per pound of copper for the year 2011, compared with a net credit of $0.04 per pound in 2010. Indonesia's unit net cash costs for 2011 would change by $0.04 per pound for each $50 per ounce change in the average price of gold during the second half of 2011.

Africa Mining
Africa mining includes the Tenke copper and cobalt mining concessions in the Katanga province of the DRC. The Tenke mine includes surface mining, leaching and SX/EW operations. Copper production from the Tenke mine is sold as copper cathode. In addition to copper, the Tenke mine produces cobalt hydroxide.

In October 2010, the government of the DRC announced the conclusion of the review of Tenke Fungurume Mining S.A.R.L.'s (TFM) contracts, and confirmed that TFM’s existing mining contracts are in good standing and acknowledged the rights and benefits granted under those contracts. In connection with the review, TFM made several commitments that have been reflected in amendments to its mining contracts, which were signed by the parties in December 2010 (refer to Note 14 in our annual report on Form 10-K for the year ended December 31, 2010, for further discussion). In March 2011, the amendments were approved by a ministerial council, and a Presidential Decree signed by the President and Prime Minister of the DRC was issued in April 2011. After receiving the required government approval of the modifications to TFM's bylaws that reflect the agreement with the government of the DRC, our effective ownership interest in the project will be reduced to 56.0 percent prospectively, compared to our current ownership interest of 57.75 percent.

Operating and Development Activities. Pursuant to our agreement with Lundin Mining Corporation, we were responsible for funding 70 percent of the project development costs and 100 percent of certain cost overruns on the initial project. Of the approximate $2 billion we invested in the initial project, we have received payments of approximately $600 million through June 30, 2011.

The milling facilities at Tenke, which were designed to produce at a capacity rate of 8,000 metric tons of ore per day, continue to perform above capacity, with throughput averaging 9,700 metric tons of ore per day in second-quarter 2011 and 10,200 metric tons of ore per day for the first six months of 2011. Mining rates have been increased to enable additional copper production from the initial project capacity of 250 million pounds of copper per year to ramp up to approximately 290 million pounds of copper per year.

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

Operating Data. Following is summary operating data for our Africa mining operations for the second quarters and first six months of 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Copper (millions of recoverable pounds)
Production	66	62	133	126
Sales	75	55	135	121
Average realized price per pound[a]	$4.08	$2.96	$4.11	$3.12

Cobalt (millions of contained pounds)
Production	6	4	12	9
Sales	7	4	13	7
Average realized price per pound	$11.16	$12.37	$11.02	$11.91

Ore milled (metric tons per day)	9,700	8,800	10,200	9,200
Average ore grade (percent):
Copper	3.67	3.87	3.54	3.78
Cobalt	0.41	0.35	0.40	0.40
Copper recovery rate (percent)	92.9	90.7	92.3	91.2

a.	Includes adjustments for point-of-sale transportation costs as negotiated in customer contracts.

Copper sales volumes from Africa mining of 75 million pounds of copper in second-quarter 2011 and 135 million pounds of copper for the first six months of 2011, were higher than copper sales of 55 million pounds in second-quarter 2010 and 121 million pounds for the first six months of 2010, primarily reflecting the timing of shipments.

For the year 2011, we expect sales volumes from Africa to approximate 275 million pounds of copper and over 20 million pounds of cobalt, compared with 262 million pounds of copper and 20 million pounds of cobalt in 2010.

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

Gross Profit per Pound of Copper and Cobalt

The following table summarizes the unit net cash costs and gross profit per pound of copper and cobalt at our Africa mining operations for the second quarters and first six months of 2011 and 2010. Refer to “Production Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended			Three Months Ended
	June 30, 2011			June 30, 2010
	By-Product Method	Co-Product Method		By-Product Method	Co-Product Method
		Copper	Cobalt		Copper	Cobalt
Revenues, excluding adjustments[a]	$4.08	$4.08	$11.16	$2.96	$2.96	$12.37

Site production and delivery, before net noncash and other costs shown below	1.62	1.37	5.69	1.27	1.15	6.63
Cobalt credits[b]	(0.77)	—	—	(0.54)	—	—
Royalty on metals	0.09	0.08	0.19	0.06	0.05	0.20
Unit net cash costs	0.94	1.45	5.88	0.79	1.20	6.83
Depreciation and amortization	0.50	0.42	0.81	0.55	0.47	1.13
Noncash and other costs, net	0.11	0.09	0.16	0.04	0.03	0.08
Total unit costs	1.55	1.96	6.85	1.38	1.70	8.04
Revenue adjustments, primarily for pricing on prior period open sales	(0.04)	(0.04)	(0.13)	(0.01)	(0.01)	0.35
Other non-inventoriable costs	(0.05)	(0.04)	(0.08)	(0.10)	(0.09)	(0.22)
Gross profit per pound	$2.44	$2.04	$4.10	$1.47	$1.16	$4.46

Copper sales (millions of recoverable pounds)	75	75		55	55
Cobalt sales (millions of contained pounds)			7			4

	Six Months Ended			Six Months Ended
	June 30, 2011			June 30, 2010
	By-Product Method	Co-Product Method		By-Product Method	Co-Product Method
		Copper	Cobalt		Copper	Cobalt
Revenues, excluding adjustments[a]	$4.11	$4.11	$11.02	$3.12	$3.12	$11.91

Site production and delivery, before net noncash and other costs shown below	1.57	1.36	5.59	1.32	1.25	5.73
Cobalt credits[b]	(0.76)	—	—	(0.46)	—	—
Royalty on metals	0.10	0.08	0.18	0.07	0.05	0.21
Unit net cash costs	0.91	1.44	5.77	0.93	1.30	5.94
Depreciation and amortization	0.49	0.41	0.80	0.49	0.41	1.53
Noncash and other costs, net	0.12	0.11	0.20	0.03	0.03	0.09
Total unit costs	1.52	1.96	6.77	1.45	1.74	7.56
Revenue adjustments, primarily for pricing on prior period open sales	(0.01)	(0.01)	0.16	—	—	0.51
Other non-inventoriable costs	(0.05)	(0.04)	(0.08)	(0.10)	(0.08)	(0.30)
Gross profit per pound	$2.53	$2.10	$4.33	$1.57	$1.30	$4.56

Copper sales (millions of recoverable pounds)	135	135		121	121
Cobalt sales (millions of contained pounds)			13			7

a.	Includes adjustments for point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

Unit net cash costs (net of cobalt credits) for Africa of $0.94 per pound of copper in second-quarter 2011 were higher than unit net cash costs of $0.79 per pound of copper in second-quarter 2010. Africa's unit net cash costs of $0.91 per pound of copper for the first six months of 2011 were lower than unit net cash costs of $0.93 per pound of copper for the first six months of 2010. The 2011 periods were impacted by higher site production and delivery costs ($0.35 per pound for the quarter and $0.25 for the six-month period) mostly associated with increased mining and milling activity and higher input costs. Offsetting higher site production and delivery costs were higher cobalt credits ($0.23 per pound for the quarter and $0.30 per pound for the six-month period).

Assuming achievement of current sales volumes and cost estimates and an average cobalt price of $14 per pound for the second half of 2011, we estimate that average unit net cash costs (net of cobalt credits) would approximate $0.97 per pound of copper for the year 2011, compared with $0.90 per pound in 2010. Africa's unit net cash costs for 2011 would change by $0.05 per pound for each $2 per pound change in the average price of cobalt during the second half of 2011.

Molybdenum
We are an integrated producer of molybdenum, with mining, sulfide ore concentrating, roasting and processing facilities that produce high-purity, molybdenum-based chemicals, molybdenum metal powder and metallurgical products, which are sold to customers around the world. Our molybdenum operations include the wholly owned Henderson molybdenum mine in Colorado and related conversion facilities. The Henderson underground mine produces high-purity, chemical-grade molybdenum concentrates, which are typically further processed into value-added molybdenum chemical products. The Molybdenum operations also include the wholly owned Climax molybdenum mine in Colorado (refer to further discussion below); a sales company that purchases and sells molybdenum from our Henderson mine and from certain of our North and South America mines that produce molybdenum; and related conversion facilities that, at times, roast and/or process material on a toll basis for third-parties. Toll arrangements require the tolling customer to deliver appropriate molybdenum-bearing material to our facilities for processing into a product that is returned to the customer, who pays us for processing their material into the specified products.

Development Activities. Construction activities at the Climax molybdenum mine are approximately 75 percent complete. Construction is expected to be complete in early 2012, and we plan to commence production in 2012. Production from the Climax mine is expected to ramp up to a rate of 20 million pounds of molybdenum per year during 2013 and, depending on market conditions, may be increased to 30 million pounds of molybdenum per year. We intend to operate our Climax and Henderson molybdenum mines in a flexible manner to meet market requirements. Total estimated costs for the project approximate $700 million, of which approximately $456 million has been incurred through June 30, 2011 ($183 million during the first six months of 2011).

Other Matters. We are negotiating the renewal of the labor agreement covering certain employees at Rotterdam, our molybdenum conversion facility in the Netherlands, which expired in March 2011.

Operating Data. Following is summary operating data for the Molybdenum operations for the second quarters and first six months of 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Molybdenum (millions of recoverable pounds)
Production[a]	9	11	19	20
Sales, excluding purchases[b]	21	16	41	33
Average realized price per pound	$18.16	$18.18	$18.13	$16.62

Henderson molybdenum mine
Ore milled (metric tons per day)	22,000	22,800	22,700	23,000
Average molybdenum ore grade (percent)	0.24	0.25	0.24	0.24
Molybdenum production (millions of recoverable pounds)	9	11	19	20

a.	Reflects production at the Henderson molybdenum mine.

b.	Includes sales of molybdenum produced at our North and South America copper mines.

Consolidated molybdenum sales volumes increased to 21 million pounds in second-quarter 2011 and 41 million pounds for the first six months of 2011, compared with 16 million pounds in second-quarter 2010 and 33 million pounds for the first six months of 2010, primarily reflecting improved demand.

For the year 2011, we expect molybdenum sales volumes to approximate 77 million pounds (of which approximately 45 million pounds represents molybdenum production from our North and South America copper mines), compared with 67 million pounds in 2010 (of which 32 million pounds represented molybdenum production from our North and South America copper mines).

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

Gross Profit per Pound of Molybdenum

The following table summarizes the unit net cash costs and gross profit per pound of molybdenum at our Henderson molybdenum mine for the second quarters and first six months of 2011 and 2010. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues, excluding adjustments	$17.35	$17.36	$17.36	$16.06

Site production and delivery, before net noncash and other costs shown below	5.33	4.65	5.29	4.57
Treatment charges and other	0.88	1.08	0.88	1.08
Unit net cash costs	6.21	5.73	6.17	5.65
Depreciation, depletion and amortization	0.89	0.82	0.88	0.83
Noncash and other costs, net	0.03	0.02	0.04	0.03
Total unit costs	7.13	6.57	7.09	6.51
Gross profit[a]	$10.22	$10.79	$10.27	$9.55

Molybdenum sales (millions of recoverable pounds)[b]	9	11	19	20

a.
Gross profit reflects sales of Henderson production based on volumes produced at market-based pricing. On a consolidated basis, the Molybdenum division includes profits on sales as they are made to third parties and realizations based on actual contract terms. As a result, the actual gross profit realized will differ from the amounts reported in this table.

b.	Reflects production at the Henderson molybdenum mine.

Henderson’s unit net cash costs were $6.21 per pound of molybdenum in second-quarter 2011 and $6.17 per pound of molybdenum for the first six months of 2011, compared with $5.73 per pound of molybdenum in second-quarter 2010 and $5.65 per pound of molybdenum for the first six months of 2010, primarily reflecting higher input costs, including labor and materials.

Assuming achievement of current 2011 sales volume and cost estimates, we estimate that unit net cash costs for Henderson would approximate $7.00 per pound of molybdenum for the year 2011, compared with $5.90 per pound in 2010.

Atlantic Copper Smelting & Refining
Atlantic Copper, our wholly owned subsidiary located in Spain, smelts and refines copper concentrates and markets refined copper and precious metals in slimes. Our Indonesia mining operation sells copper concentrate and our South America mining operations sell copper concentrate and copper cathode to Atlantic Copper. Through downstream integration, we are assured placement of a significant portion of our concentrate production. During the first six months of 2011, Atlantic Copper purchased approximately 36 percent of its concentrate requirements from our Indonesia mining operations and approximately 26 percent from our South America mining operations.

Smelting and refining charges consist of a base rate and, in certain contracts, price participation based on copper prices. Treatment charges for smelting and refining copper concentrates represent a cost to our Indonesia and our South America mining operations, and income to Atlantic Copper and PT Smelting, PT Freeport Indonesia's 25 percent owned smelter and refinery. Thus, higher treatment and refining charges benefit our smelter operations and adversely affect our mining operations in Indonesia and South America. Our North America copper mines are not significantly affected by changes in treatment and refining charges because these operations are fully integrated with our Miami smelter located in Arizona.

In May 2011, Atlantic Copper successfully completed a scheduled 26-day maintenance turnaround, which had a $25 million impact on production and delivery costs in second-quarter 2011 and a $30 million impact for the first six months of 2011. Atlantic Copper's major maintenance turnarounds typically occur approximately every 12 years, with short-term maintenance turnarounds in the interim.

Atlantic Copper had operating losses of $46 million in second-quarter 2011 and $65 million for the first six months of 2011, compared with $2 million in second-quarter 2010 and $13 million for the first six months of 2010. The decline in Atlantic Copper’s operating results for the 2011 periods primarily reflects the impact of the May 2011 scheduled maintenance turnaround, lower gold credits and currency exchange rate impacts.

We defer recognizing profits on sales from our Indonesia and South America mining operations to Atlantic Copper and on 25 percent of Indonesia's mining sales to PT Smelting until final sales to third parties occur. Our net deferred profits on our Indonesia and South America mining operations’ inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income after taxes and noncontrolling interests totaled $218 million at June 30, 2011. Changes in these deferrals attributable to variability in intercompany volumes resulted in net additions to net income attributable to common stockholders totaling $14 million ($0.01 per share) in second-quarter 2011 and net reductions of $1 million (less than $0.01 per share) for the first six months of 2011, compared with net additions of $20 million ($0.02 per share) in second-quarter 2010 and net reductions of $28 million ($0.03 per share) for the first six months of 2010. Quarterly variations in ore grades, the timing of intercompany shipments and changes in prices will result in variability in our net deferred profits and quarterly earnings.

CAPITAL RESOURCES AND LIQUIDITY

Our operating cash flows vary with prices realized from copper, gold and molybdenum sales, our sales volumes, production costs, income taxes and other working capital changes and other factors. Strong operating performance and copper prices have enabled us to enhance our financial and liquidity position, reduce debt and pay cash dividends to shareholders, while maintaining our future growth opportunities. We view the long-term outlook for our business positively, supported by limitations on supplies of copper and by the requirements for copper in the world’s economy, and will continue to adjust our operating strategy as market conditions change.

Based on current mine plans and subject to future copper, gold and molybdenum prices, we expect estimated operating cash flows for the year 2011 to be greater than our budgeted capital expenditures, expected debt payments, dividends, noncontrolling interest distributions and other cash requirements.

Cash and Cash Equivalents
At June 30, 2011, we had consolidated cash and cash equivalents of $4.4 billion. The following table reflects the U.S. and international components of consolidated cash and cash equivalents at June 30, 2011, and December 31, 2010 (in billions):

	June 30, 2011	December 31, 2010
Cash at domestic companies[a]	$1.5	$1.9
Cash at international operations	2.9	1.8
Total consolidated cash and cash equivalents	4.4	3.7
Less: Noncontrolling interests’ share	(0.8)	(0.4)
Cash, net of noncontrolling interests’ share	3.6	3.3
Less: Withholding taxes and other	(0.2)	(0.2)
Net cash available to FCX	$3.4	$3.1

a.	Includes cash at our parent company and other North America operations.

Operating Activities
Our operating cash flows vary with prices realized from copper, gold and molybdenum sales, our sales volumes, production costs, income taxes and other working capital changes and other factors. We generated operating cash flows totaling $4.0 billion for the first six months of 2011, including $382 million of working capital uses, compared with operating cash flows totaling $2.9 billion for the first six months of 2010, including $107 million from working capital sources. Higher operating cash flows for the first six months of 2011, compared with the first six months of 2010, primarily reflected higher copper and gold price realizations and volumes.

Refer to “Outlook” for further discussion of projected operating cash flows for the year 2011.

Investing Activities
Capital expenditures, including capitalized interest, increased to $1.0 billion for the first six months of 2011, compared with $527 million for the first six months of 2010, primarily reflecting higher capital spending associated with our development projects, including increased spending for construction on the Climax molybdenum mine, the underground development projects at Grasberg and the sulfide ore project at El Abra.

Capital expenditures for the year 2011 are expected to approximate $2.6 billion, including $1.4 billion for major projects. Major projects for 2011 primarily include underground development activities at Grasberg, construction activities at the Climax molybdenum mine and completion of the initial phase of the sulfide ore project at El Abra. We are also considering additional investments at several of our sites. Capital spending plans will continue to be reviewed and adjusted in response to changes in market conditions and other factors. Refer to “Operations” for further discussion.

Financing Activities
Debt and Equity Transactions. At June 30, 2011, total debt approximated $3.5 billion, and we had 948 million common shares outstanding.

During second-quarter 2011, we redeemed the remaining $1.1 billion of our outstanding 8.25% Senior Notes and also made open-market purchases of $35 million of our 9.5% Senior Notes (refer to Note 6 for further discussion). In addition during second-quarter 2011, we repaid the remaining $85 million of our 8.75% Senior Notes, which matured in June 2011.

On April 1, 2010, we redeemed all of our $1 billion of outstanding Senior Floating Rate Notes. In addition, during the first six months of 2010, we made open-market purchases of $547 million of our 8.25% and 8.375% Senior Notes. Refer to Note 6 for further discussion.

Since January 1, 2009, we have repaid approximately $3.8 billion of our outstanding debt resulting in estimated annual interest savings of approximately $270 million based on current interest rates. We have no significant debt maturities through 2016; however, we may consider opportunities to prepay debt in advance of scheduled maturities. We have $3.0 billion in 8.375% Senior Notes that are redeemable in whole or in part, at our option, at make-whole redemption prices prior to April 2012, and afterwards at stated redemption prices.

On March 30, 2011, we entered into a new senior unsecured revolving credit facility, which replaced the revolving credit facilities that were scheduled to expire on March 19, 2012. This revolving credit facility is available until March 30, 2016, in an aggregate principal amount of $1.5 billion, with $500 million available to PT Freeport Indonesia. At June 30, 2011, we had no borrowings and $43 million in letters of credit issued under the revolving credit facility, resulting in availability of approximately $1.5 billion. Refer to Note 6 for further discussion.

We have an open-market share purchase program for up to 30 million shares, of which 23.7 million shares remain available. There have been no purchases since 2008. The timing of future purchases of our common stock is dependent on many factors, including our operating results; cash flows and financial position; copper, gold and molybdenum prices; the price of our common shares; and general economic and market conditions.

Dividends. Common stock dividends paid for the first six months of 2011 totaled $949 million, which included $474 million for the supplemental dividend paid on June 1, 2011. Common stock dividends for the first six months of 2010 totaled $130 million.

After being suspended in late 2008, the Board reinstated a cash dividend on our common stock in October 2009 at an annual rate of $0.30 per share ($0.075 per share quarterly). In April 2010, the Board authorized an increase in the annual cash dividend to an annual rate of $0.60 per share ($0.15 per share quarterly) and in October 2010, the Board authorized another increase in the cash dividend to an annual rate of $1.00 per share ($0.25 per share quarterly). The Board also authorized supplemental common stock dividends of $0.50 per share paid in December 2010 and $0.50 per share paid in June 2011.

On June 30, 2011, the Board declared a regular quarterly dividend of $0.25 per share, which was paid on August 1, 2011. The declaration of dividends is at the discretion of the Board. The amount of cash dividends on our common stock is dependent upon our financial results, cash requirements, future prospects and other factors deemed relevant by the Board. The Board will continue to review our financial policy on an ongoing basis.
During 2010, our 6¾% Mandatory Convertible Preferred Stock automatically converted into 78.9 million shares of our common stock (refer to Note 11 of our annual report on Form 10-K for the year ended December 31, 2010, further discussion). As a result, we no longer have requirements to pay preferred stock dividends. Preferred stock dividends paid totaled $95 million for the first six months of 2010.

Cash dividends paid to noncontrolling interests totaled $195 million for the first six months of 2011 and $145 million for the first six months of 2010, reflecting dividends paid to the noncontrolling interest owners of PT Freeport Indonesia and our South America mines.

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

North America Copper Mines Product Revenues and Production Costs

Three Months Ended June 30, 2011
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,384	$1,384	$160	$23	$1,567

Site production and delivery, before net noncash and other costs shown below	587	528	62	10	600
By-product credits[a]	(170)	—	—	—	—
Treatment charges	32	31	—	1	32
Net cash costs	449	559	62	11	632
Depreciation, depletion and amortization	67	62	4	1	67
Noncash and other costs, net	16	16	—	—	16
Total costs	532	637	66	12	715
Revenue adjustments	(5)	(5)	—	—	(5)
Idle facility and other non-inventoriable costs	(17)	(17)	—	—	(17)
Gross profit	$830	$725	$94	$11	$830

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,567	$600	$67
Treatment charges	N/A	32	N/A
Net noncash and other costs	N/A	16	N/A
Revenue adjustments	(5)	N/A	N/A
Idle facility and other non-inventoriable costs	N/A	17	N/A
Eliminations and other	(15)	(6)	4
North America copper mines	1,547	659	71
South America mining	1,448	441	66
Indonesia mining	1,564	518	60
Africa mining	378	156	38
Molybdenum	413	286	16
Rod & Refining	1,427	1,421	2
Atlantic Copper Smelting & Refining	653	685	9
Corporate, other & eliminations	(1,616)	(1,609)	5
As reported in FCX’s consolidated financial statements	$5,814	$2,557	$267

a.	Molybdenum credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

North America Copper Mines Product Revenues and Production Costs (continued)

Three Months Ended June 30, 2010
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$925	$925	$104	$19	$1,048

Site production and delivery, before net noncash and other costs shown below	421	376	51	9	436
By-product credits[a]	(108)	—	—	—	—
Treatment charges	26	26	—	—	26
Net cash costs	339	402	51	9	462
Depreciation, depletion and amortization	66	62	3	1	66
Noncash and other costs, net	53	52	1	—	53
Total costs	458	516	55	10	581
Revenue adjustments	(1)	(1)	—	—	(1)
Idle facility and other non-inventoriable costs	(21)	(21)	—	—	(21)
Gross profit	$445	$387	$49	$9	$445

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,048	$436	$66
Treatment charges	N/A	26	N/A
Net noncash and other costs	N/A	53	N/A
Revenue adjustments	(1)	N/A	N/A
Idle facility and other non-inventoriable costs	N/A	21	N/A
Eliminations and other	(3)	1	5
North America copper mines	1,044	537	71
South America mining	849	389	59
Indonesia mining	927	427	57
Africa mining	207	96	30
Molybdenum	325	190	12
Rod & Refining	1,129	1,121	2
Atlantic Copper Smelting & Refining	616	605	9
Corporate, other & eliminations	(1,233)	(1,313)	9
As reported in FCX’s consolidated financial statements	$3,864	$2,052	$249

a.	Molybdenum credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

North America Copper Mines Product Revenues and Production Costs (continued)

Six Months Ended June 30, 2011
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$2,593	$2,593	$284	$44	$2,921

Site production and delivery, before net noncash and other costs shown below	1,067	959	114	18	1,091
By-product credits[a]	(304)	—	—	—	—
Treatment charges	62	60	—	2	62
Net cash costs	825	1,019	114	20	1,153
Depreciation, depletion and amortization	122	114	7	1	122
Noncash and other costs, net	57	56	1	—	57
Total costs	1,004	1,189	122	21	1,332
Revenue adjustments	(2)	(2)	—	—	(2)
Idle facility and other non-inventoriable costs	(29)	(28)	(1)	—	(29)
Gross profit	$1,558	$1,374	$161	$23	$1,558

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$2,921	$1,091	$122
Treatment charges	N/A	62	N/A
Net noncash and other costs	N/A	57	N/A
Revenue adjustments	(2)	N/A	N/A
Idle facility and other non-inventoriable costs	N/A	29	N/A
Eliminations and other	(24)	(5)	7
North America copper mines	2,895	1,234	129
South America mining	2,850	852	123
Indonesia mining	3,294	1,044	117
Africa mining	687	280	66
Molybdenum	787	526	30
Rod & Refining	2,914	2,902	4
Atlantic Copper Smelting & Refining	1,415	1,448	19
Corporate, other & eliminations	(3,319)	(3,352)	11
As reported in FCX’s consolidated financial statements	$11,523	$4,934	$499

a.	Molybdenum credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

North America Copper Mines Product Revenues and Production Costs (continued)

Six Months Ended June 30, 2010
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,890	$1,890	$181	$31	$2,102

Site production and delivery, before net noncash and other costs shown below	802	725	92	14	831
By-product credits[a]	(183)	—	—	—	—
Treatment charges	48	47	—	1	48
Net cash costs	667	772	92	15	879
Depreciation, depletion and amortization	144	136	7	1	144
Noncash and other costs, net	77	76	1	—	77
Total costs	888	984	100	16	1,100
Revenue adjustments	(2)	(2)	—	—	(2)
Idle facility and other non-inventoriable costs	(39)	(39)	—	—	(39)
Gross profit	$961	$865	$81	$15	$961

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$2,102	$831	$144
Treatment charges	N/A	48	N/A
Net noncash and other costs	N/A	77	N/A
Revenue adjustments	(2)	N/A	N/A
Idle facility and other non-inventoriable costs	N/A	39	N/A
Eliminations and other	(2)	6	9
North America copper mines	2,098	1,001	153
South America mining	1,918	765	120
Indonesia mining	2,386	902	120
Africa mining	456	206	60
Molybdenum	600	375	25
Rod & Refining	2,202	2,188	4
Atlantic Copper Smelting & Refining	1,249	1,233	19
Corporate, other & eliminations	(2,682)	(2,702)	19
As reported in FCX’s consolidated financial statements	$8,227	$3,968	$520

a.	Molybdenum credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

South America Mining Product Revenues and Production Costs

Three Months Ended June 30, 2011
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other		Total
Revenues, excluding adjustments	$1,404	$1,404	$129	[a]	$1,533

Site production and delivery, before net noncash and other costs shown below	417	382	41		423
By-product credits	(123)	—	—		—
Treatment charges	62	62	—		62
Net cash costs	356	444	41		485
Depreciation, depletion and amortization	65	61	4		65
Noncash and other costs, net	6	6	—		6
Total costs	427	511	45		556
Revenue adjustments, primarily for pricing on prior period open sales	(24)	(24)	—		(24)
Other non-inventoriable costs	(16)	(15)	(1)		(16)
Gross profit	$937	$854	$83		$937

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,533	$423	$65
Treatment charges	(62)	N/A	N/A
Net noncash and other costs	N/A	6	N/A
Revenue adjustments, primarily for pricing on prior period open sales	(24)	N/A	N/A
Other non-inventoriable costs	N/A	16	N/A
Eliminations and other	1	(4)	1
South America mining	1,448	441	66
North America copper mines	1,547	659	71
Indonesia mining	1,564	518	60
Africa mining	378	156	38
Molybdenum	413	286	16
Rod & Refining	1,427	1,421	2
Atlantic Copper Smelting & Refining	653	685	9
Corporate, other & eliminations	(1,616)	(1,609)	5
As reported in FCX’s consolidated financial statements	$5,814	$2,557	$267

a.
Includes gold sales of 25 thousand ounces ($1,515 per ounce average realized price) and silver sales of 766 thousand ounces ($41.03 per ounce average realized price); also includes molybdenum sales of 3 million pounds ($14.29 per pound average realized price), which reflects molybdenum produced by Cerro Verde at market based pricing.

South America Mining Product Revenues and Production Costs (continued)

Three Months Ended June 30, 2010
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other		Total
Revenues, excluding adjustments	$936	$936	$60	[a]	$996

Site production and delivery, before net noncash and other costs shown below	379	356	26		382
By-product credits	(57)	—	—		—
Treatment charges	33	33	—		33
Net cash costs	355	389	26		415
Depreciation, depletion and amortization	59	57	2		59
Noncash and other costs, net	5	4	1		5
Total costs	419	450	29		479
Revenue adjustments, primarily for pricing on prior period open sales	(114)	(114)	—		(114)
Other non-inventoriable costs	(6)	(5)	(1)		(6)
Gross profit	$397	$367	$30		$397

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$996	$382	$59
Treatment charges	(33)	N/A	N/A
Net noncash and other costs	N/A	5	N/A
Revenue adjustments, primarily for pricing on prior period open sales	(114)	N/A	N/A
Other non-inventoriable costs	N/A	6	N/A
Eliminations and other	—	(4)	—
South America mining	849	389	59
North America copper mines	1,044	537	71
Indonesia mining	927	427	57
Africa mining	207	96	30
Molybdenum	325	190	12
Rod & Refining	1,129	1,121	2
Atlantic Copper Smelting & Refining	616	605	9
Corporate, other & eliminations	(1,233)	(1,313)	9
As reported in FCX’s consolidated financial statements	$3,864	$2,052	$249

a.
Includes gold sales of 20 thousand ounces ($1,221 per ounce average realized price) and silver sales of 573 thousand ounces ($18.00 per ounce average realized price); also includes molybdenum sales of 1 million pounds ($12.26 per pound average realized price), which reflects molybdenum produced by Cerro Verde at market based pricing.

South America Mining Product Revenues and Production Costs (continued)

Six Months Ended June 30, 2011
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other		Total
Revenues, excluding adjustments	$2,725	$2,725	$248	[a]	$2,973

Site production and delivery, before net noncash and other costs shown below	823	757	78		835
By-product credits	(236)	—	—		—
Treatment charges	121	121	—		121
Net cash costs	708	878	78		956
Depreciation, depletion and amortization	122	115	7		122
Noncash and other costs, net	11	10	1		11
Total costs	841	1,003	86		1,089
Revenue adjustments, primarily for pricing on prior period open sales	12	(8)	20		12
Other non-inventoriable costs	(30)	(27)	(3)		(30)
Gross profit	$1,866	$1,687	$179		$1,866

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$2,973	$835	$122
Treatment charges	(121)	N/A	N/A
Net noncash and other costs	N/A	11	N/A
Revenue adjustments, primarily for pricing on prior period open sales	12	N/A	N/A
Other non-inventoriable costs	N/A	30	N/A
Eliminations and other	(14)	(24)	1
South America mining	2,850	852	123
North America copper mines	2,895	1,234	129
Indonesia mining	3,294	1,044	117
Africa mining	687	280	66
Molybdenum	787	526	30
Rod & Refining	2,914	2,902	4
Atlantic Copper Smelting & Refining	1,415	1,448	19
Corporate, other & eliminations	(3,319)	(3,352)	11
As reported in FCX’s consolidated financial statements	$11,523	$4,934	$499

a.
Includes gold sales of 49 thousand ounces ($1,467 per ounce average realized price) and silver sales of 1.5 million ounces ($37.55 per ounce average realized price); also includes molybdenum sales of 6 million pounds ($15.01 per pound average realized price), which reflects molybdenum produced by Cerro Verde at market based pricing.

South America Mining Product Revenues and Production Costs (continued)

Six Months Ended June 30, 2010
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other		Total
Revenues, excluding adjustments	$1,898	$1,898	$116	[a]	$2,014

Site production and delivery, before net noncash and other costs shown below	746	704	49		753
By-product credits	(108)	—	—		—
Treatment charges	80	80	—		80
Net cash costs	718	784	49		833
Depreciation, depletion and amortization	119	115	5		120
Noncash and other costs, net	7	6	1		7
Total costs	844	905	55		960
Revenue adjustments, primarily for pricing on prior period open sales	(17)	(17)	—		(17)
Other non-inventoriable costs	(14)	(12)	(2)		(14)
Gross profit	$1,023	$964	$59		$1,023

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$2,014	$753	$120
Treatment charges	(80)	N/A	N/A
Net noncash and other costs	N/A	7	N/A
Revenue adjustments, primarily for pricing on prior period open sales	(17)	N/A	N/A
Other non-inventoriable costs	N/A	14	N/A
Eliminations and other	1	(9)	—
South America mining	1,918	765	120
North America copper mines	2,098	1,001	153
Indonesia mining	2,386	902	120
Africa mining	456	206	60
Molybdenum	600	375	25
Rod & Refining	2,202	2,188	4
Atlantic Copper Smelting & Refining	1,249	1,233	19
Corporate, other & eliminations	(2,682)	(2,702)	19
As reported in FCX’s consolidated financial statements	$8,227	$3,968	$520

a.
Includes gold sales of 39 thousand ounces ($1,175 per ounce average realized price) and silver sales of 1.2 million ounces ($17.71 per ounce average realized price); also includes molybdenum sales of 3 million pounds ($12.68 per pound average realized price), which reflects molybdenum produced by Cerro Verde at market based pricing.

Indonesia Mining Product Revenues and Production Costs

Three Months Ended June 30, 2011
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver		Total
Revenues, excluding adjustments	$1,131	$1,131	$498	$30	[a]	$1,659

Site production and delivery, before net noncash and other costs shown below	511	348	154	9		511
Gold and silver credits	(545)	—	—	—		—
Treatment charges	48	33	14	1		48
Royalty on metals	44	30	13	1		44
Net cash costs	58	411	181	11		603
Depreciation and amortization	60	41	18	1		60
Noncash and other costs, net	7	5	2	—		7
Total costs	125	457	201	12		670
Revenue adjustments, primarily for pricing on prior period open sales	(20)	(20)	16	1		(3)
Gross profit	$986	$654	$313	$19		$986

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,659	$511	$60
Treatment charges	(48)	N/A	N/A
Royalty on metals	(44)	N/A	N/A
Net noncash and other costs	N/A	7	N/A
Revenue adjustments, primarily for pricing on prior period open sales	(3)	N/A	N/A
Indonesia mining	1,564	518	60
North America copper mines	1,547	659	71
South America mining	1,448	441	66
Africa mining	378	156	38
Molybdenum	413	286	16
Rod & Refining	1,427	1,421	2
Atlantic Copper Smelting & Refining	653	685	9
Corporate, other & eliminations	(1,616)	(1,609)	5
As reported in FCX’s consolidated financial statements	$5,814	$2,557	$267

a.	Includes silver sales of 832 thousand ounces ($36.16 per ounce average realized price).

Indonesia Mining Product Revenues and Production Costs (continued)

Three Months Ended June 30, 2010
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver		Total
Revenues, excluding adjustments	$765	$765	$342	$14	[a]	$1,121

Site production and delivery, before net noncash and other costs shown below	422	285	132	5		422
Gold and silver credits	(366)	—	—	—		—
Treatment charges	67	45	21	1		67
Royalty on metals	28	19	9	—		28
Net cash costs	151	349	162	6		517
Depreciation and amortization	57	38	17	2		57
Noncash and other costs, net	5	4	1	—		5
Total costs	213	391	180	8		579
Revenue adjustments, primarily for pricing on prior period open sales	(109)	(109)	10	—		(99)
Gross profit	$443	$265	$172	$6		$443

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,121	$422	$57
Treatment charges	(67)	N/A	N/A
Royalty on metals	(28)	N/A	N/A
Net noncash and other costs	N/A	5	N/A
Revenue adjustments, primarily for pricing on prior period open sales	(99)	N/A	N/A
Indonesia mining	927	427	57
North America copper mines	1,044	537	71
South America mining	849	389	59
Africa mining	207	96	30
Molybdenum	325	190	12
Rod & Refining	1,129	1,121	2
Atlantic Copper Smelting & Refining	616	605	9
Corporate, other & eliminations	(1,233)	(1,313)	9
As reported in FCX’s consolidated financial statements	$3,864	$2,052	$249

a.	Includes silver sales of 800 thousand ounces ($16.78 per ounce average realized price).

Indonesia Mining Product Revenues and Production Costs (continued)

Six Months Ended June 30, 2011
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver		Total
Revenues, excluding adjustments	$2,297	$2,297	$1,150	$63	[a]	$3,510

Site production and delivery, before net noncash and other costs shown below	1,022	669	335	18		1,022
Gold and silver credits	(1,195)	—	—	—		—
Treatment charges	98	64	32	2		98
Royalty on metals	89	58	29	2		89
Net cash costs	14	791	396	22		1,209
Depreciation and amortization	117	77	38	2		117
Noncash and other costs, net	22	15	7	—		22
Total costs	153	883	441	24		1,348
Revenue adjustments, primarily for pricing on prior period open sales	(11)	(11)	(17)	(1)		(29)
Gross profit	$2,133	$1,403	$692	$38		$2,133

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$3,510	$1,022	$117
Treatment charges	(98)	N/A	N/A
Royalty on metals	(89)	N/A	N/A
Net noncash and other costs	N/A	22	N/A
Revenue adjustments, primarily for pricing on prior period open sales	(29)	N/A	N/A
Indonesia mining	3,294	1,044	117
North America copper mines	2,895	1,234	129
South America mining	2,850	852	123
Africa mining	687	280	66
Molybdenum	787	526	30
Rod & Refining	2,914	2,902	4
Atlantic Copper Smelting & Refining	1,415	1,448	19
Corporate, other & eliminations	(3,319)	(3,352)	11
As reported in FCX’s consolidated financial statements	$11,523	$4,934	$499

a.	Includes silver sales of 1.7 million ounces ($36.65 per ounce average realized price).

Indonesia Mining Product Revenues and Production Costs (continued)

Six Months Ended June 30, 2010
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver		Total
Revenues, excluding adjustments	$1,694	$1,694	$860	$35	[a]	$2,589

Site production and delivery, before net noncash and other costs shown below	878	574	292	12		878
Gold and silver credits	(896)	—	—	—		—
Treatment charges	134	88	44	2		134
Royalty on metals	64	42	21	1		64
Net cash costs	180	704	357	15		1,076
Depreciation and amortization	120	78	40	2		120
Noncash and other costs, net	24	16	8	—		24
Total costs	324	798	405	17		1,220
Revenue adjustments, primarily for pricing on prior period open sales	(6)	(6)	1	—		(5)
Gross profit	$1,364	$890	$456	$18		$1,364

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$2,589	$878	$120
Treatment charges	(134)	N/A	N/A
Royalty on metals	(64)	N/A	N/A
Net noncash and other costs	N/A	24	N/A
Revenue adjustments, primarily for pricing on prior period open sales	(5)	N/A	N/A
Indonesia mining	2,386	902	120
North America copper mines	2,098	1,001	153
South America mining	1,918	765	120
Africa mining	456	206	60
Molybdenum	600	375	25
Rod & Refining	2,202	2,188	4
Atlantic Copper Smelting & Refining	1,249	1,233	19
Corporate, other & eliminations	(2,682)	(2,702)	19
As reported in FCX’s consolidated financial statements	$8,227	$3,968	$520

a.	Includes silver sales of 2.1 million ounces ($17.16 per ounce average realized price).

Africa Mining Product Revenues and Production Costs

Three Months Ended June 30, 2011
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt	Total
Revenues, excluding adjustments[a]	$307	$307	$83	$390

Site production and delivery, before net noncash and other costs shown below	122	103	43	146
Cobalt credits[b]	(58)	—	—	—
Royalty on metals	7	6	1	7
Net cash costs	71	109	44	153
Depreciation, depletion and amortization	38	32	6	38
Noncash and other costs, net	7	6	1	7
Total costs	116	147	51	198
Revenue adjustments, primarily for pricing on prior period open sales	(4)	(4)	(1)	(5)
Other non-inventoriable costs	(3)	(3)	—	(3)
Gross profit	$184	$153	$31	$184

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$390	$146	$38
Royalty on metals	(7)	N/A	N/A
Net noncash and other costs	N/A	7	N/A
Revenue adjustments, primarily for pricing on prior period open sales	(5)	N/A	N/A
Other non-inventoriable costs	N/A	3	N/A
Africa mining	378	156	38
North America copper mines	1,547	659	71
South America mining	1,448	441	66
Indonesia mining	1,564	518	60
Molybdenum	413	286	16
Rod & Refining	1,427	1,421	2
Atlantic Copper Smelting & Refining	653	685	9
Corporate, other & eliminations	(1,616)	(1,609)	5
As reported in FCX’s consolidated financial statements	$5,814	$2,557	$267

a.	Includes adjustments for point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

Africa Mining Product Revenues and Production Costs (continued)

Three Months Ended June 30, 2010
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt	Total
Revenues, excluding adjustments[a]	$163	$163	$47	$210

Site production and delivery, before net noncash and other costs shown below	70	64	24	88
Cobalt credits[b]	(30)	—	—	—
Royalty on metals	3	2	1	3
Net cash costs	43	66	25	91
Depreciation, depletion and amortization	30	26	4	30
Noncash and other costs, net	3	2	1	3
Total costs	76	94	30	124
Revenue adjustments, primarily for pricing on prior period open sales	—	—	1	1
Other non-inventoriable costs	(6)	(5)	(1)	(6)
Gross profit	$81	$64	$17	$81

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$210	$88	$30
Royalty on metals	(3)	N/A	N/A
Net noncash and other costs	N/A	3	N/A
Revenue adjustments, primarily for pricing on prior period open sales	1	N/A	N/A
Other non-inventoriable costs	N/A	6	N/A
Eliminations and other	(1)	(1)	—
Africa mining	207	96	30
North America copper mines	1,044	537	71
South America mining	849	389	59
Indonesia mining	927	427	57
Molybdenum	325	190	12
Rod & Refining	1,129	1,121	2
Atlantic Copper Smelting & Refining	616	605	9
Corporate, other & eliminations	(1,233)	(1,313)	9
As reported in FCX’s consolidated financial statements	$3,864	$2,052	$249

a.	Includes adjustments for point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

Africa Mining Product Revenues and Production Costs (continued)

Six Months Ended June 30, 2011
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt	Total
Revenues, excluding adjustments[a]	$553	$553	$146	$699

Site production and delivery, before net noncash and other costs shown below	212	183	74	257
Cobalt credits[b]	(103)	—	—	—
Royalty on metals	13	10	3	13
Net cash costs	122	193	77	270
Depreciation, depletion and amortization	66	56	10	66
Noncash and other costs, net	17	14	3	17
Total costs	205	263	90	353
Revenue adjustments, primarily for pricing on prior period open sales	(1)	(1)	2	1
Other non-inventoriable costs	(6)	(5)	(1)	(6)
Gross profit	$341	$284	$57	$341

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$699	$257	$66
Royalty on metals	(13)	N/A	N/A
Net noncash and other costs	N/A	17	N/A
Revenue adjustments, primarily for pricing on prior period open sales	1	N/A	N/A
Other non-inventoriable costs	N/A	6	N/A
Africa mining	687	280	66
North America copper mines	2,895	1,234	129
South America mining	2,850	852	123
Indonesia mining	3,294	1,044	117
Molybdenum	787	526	30
Rod & Refining	2,914	2,902	4
Atlantic Copper Smelting & Refining	1,415	1,448	19
Corporate, other & eliminations	(3,319)	(3,352)	11
As reported in FCX’s consolidated financial statements	$11,523	$4,934	$499

a.	Includes adjustments for point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

Africa Mining Product Revenues and Production Costs (continued)

Six Months Ended June 30, 2010
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt	Total
Revenues, excluding adjustments[a]	$377	$377	$84	$461

Site production and delivery, before net noncash and other costs shown below	160	151	40	191
Cobalt credits[b]	(56)	—	—	—
Royalty on metals	8	7	1	8
Net cash costs	112	158	41	199
Depreciation, depletion and amortization	60	49	11	60
Noncash and other costs, net	4	3	1	4
Total costs	176	210	53	263
Revenue adjustments, primarily for pricing on prior period open sales	—	—	3	3
Other non-inventoriable costs	(12)	(10)	(2)	(12)
Gross profit	$189	$157	$32	$189

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$461	$191	$60
Royalty on metals	(8)	N/A	N/A
Net noncash and other costs	N/A	4	N/A
Revenue adjustments, primarily for pricing on prior period open sales	3	N/A	N/A
Other non-inventoriable costs	N/A	12	N/A
Eliminations and other	—	(1)	—
Africa mining	456	206	60
North America copper mines	2,098	1,001	153
South America mining	1,918	765	120
Indonesia mining	2,386	902	120
Molybdenum	600	375	25
Rod & Refining	2,202	2,188	4
Atlantic Copper Smelting & Refining	1,249	1,233	19
Corporate, other & eliminations	(2,682)	(2,702)	19
As reported in FCX’s consolidated financial statements	$8,227	$3,968	$520

a.	Includes adjustments for point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

Henderson Molybdenum Mine Product Revenues and Production Costs

	Three Months Ended June 30,
(In millions)	2011	2010
Revenues, excluding adjustments	$164	$177

Site production and delivery, before net noncash and other costs shown below	50	48
Treatment charges and other	8	11
Net cash costs	58	59
Depreciation, depletion and amortization	8	8
Noncash and other costs, net	1	—
Total costs	67	67
Gross profit[a]	$97	$110

Reconciliation to Amounts Reported	Revenues	Production and Delivery	Depreciation, Depetion and Amortization
Three Months Ended June 30, 2011
Totals presented above	$164	$50	$8
Treatment charges and other	(8)	N/A	N/A
Net noncash and other costs	N/A	1	N/A
Henderson mine	156	51	8
Other molybdenum operations and eliminations[b]	257	235	8
Molybdenum	413	286	16
North America copper mines	1,547	659	71
South America mining	1,448	441	66
Indonesia mining	1,564	518	60
Africa mining	378	156	38
Rod & Refining	1,427	1,421	2
Atlantic Copper Smelting & Refining	653	685	9
Corporate, other & eliminations	(1,616)	(1,609)	5
As reported in FCX’s consolidated financial statements	$5,814	$2,557	$267

Three Months Ended June 30, 2010
Totals presented above	$177	$48	$8
Treatment charges and other	(11)	N/A	N/A
Net noncash and other costs	N/A	—	N/A
Henderson mine	166	48	8
Other molybdenum operations and eliminations[b]	159	142	4
Molybdenum	325	190	12
North America copper mines	1,044	537	71
South America mining	849	389	59
Indonesia mining	927	427	57
Africa mining	207	96	30
Rod & Refining	1,129	1,121	2
Atlantic Copper Smelting & Refining	616	605	9
Corporate, other & eliminations	(1,233)	(1,313)	9
As reported in FCX’s consolidated financial statements	$3,864	$2,052	$249

a.
Gross profit reflects sales of Henderson production based on volumes produced at market-based pricing. On a consolidated basis, the Molybdenum division includes profits on sales as they are made to third parties and realizations based on actual contract terms. As a result, the actual gross profit realized will differ from the amounts reported in this table.

b.	Primarily includes amounts associated with the molybdenum sales company, which includes sales of molybdenum produced by our North and South America copper mines.

Henderson Molybdenum Mine Product Revenues and Production Costs (continued)

	Six Months Ended June 30,
(In millions)	2011	2010
Revenues, excluding adjustments	$336	$316

Site production and delivery, before net noncash and other costs shown below	102	90
Treatment charges and other	17	21
Net cash costs	119	111
Depreciation, depletion and amortization	17	16
Noncash and other costs, net	1	1
Total costs	137	128
Gross profit[a]	$199	$188

Reconciliation to Amounts Reported	Revenues	Production and Delivery	Depreciation, Depetion and Amortization
Six Months Ended June 30, 2011
Totals presented above	$336	$102	$17
Treatment charges and other	(17)	N/A	N/A
Net noncash and other costs	N/A	1	N/A
Henderson mine	319	103	17
Other molybdenum operations and eliminations[b]	468	423	13
Molybdenum	787	526	30
North America copper mines	2,895	1,234	129
South America mining	2,850	852	123
Indonesia mining	3,294	1,044	117
Africa mining	687	280	66
Rod & Refining	2,914	2,902	4
Atlantic Copper Smelting & Refining	1,415	1,448	19
Corporate, other & eliminations	(3,319)	(3,352)	11
As reported in FCX’s consolidated financial statements	$11,523	$4,934	$499

Six Months Ended June 30, 2010
Totals presented above	$316	$90	$16
Treatment charges and other	(21)	N/A	N/A
Net noncash and other costs	N/A	1	N/A
Henderson mine	295	91	16
Other molybdenum operations and eliminations[b]	305	284	9
Molybdenum	600	375	25
North America copper mines	2,098	1,001	153
South America mining	1,918	765	120
Indonesia mining	2,386	902	120
Africa mining	456	206	60
Rod & Refining	2,202	2,188	4
Atlantic Copper Smelting & Refining	1,249	1,233	19
Corporate, other & eliminations	(2,682)	(2,702)	19
As reported in FCX’s consolidated financial statements	$8,227	$3,968	$520

a.
Gross profit reflects sales of Henderson production based on volumes produced at market-based pricing. On a consolidated basis, the Molybdenum division includes profits on sales as they are made to third parties and realizations based on actual contract terms. As a result, the actual gross profit realized will differ from the amounts reported in this table.

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

We caution readers that forward-looking statements are not guarantees of future performance and our actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements.  Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include commodity prices, mine sequencing, production rates, industry risks, regulatory changes, political risks, the potential effects of violence in Indonesia, the resolution of administrative disputes in the Democratic Republic of Congo, weather-related risks, labor relations, including the resolution of labor negotiations in Indonesia, environmental risks, litigation results, currency translation risks and other factors described in more detail under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC as updated by our subsequent filings with the SEC.

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

There have been no material changes in our market risks during the three months ended June 30, 2011. For additional information on market risks, refer to “Disclosures About Market Risks” included in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2010. For projected sensitivities of our operating cash flow to changes in commodity prices, refer to “Outlook” in Part I, Item 2 of this quarterly report on Form 10-Q; for projected sensitivities of our provisionally priced copper sales to changes in commodity prices refer to “Consolidated Results – Revenues” in Part I, Item 2 of this quarterly report on Form 10-Q.

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

(b)
Changes in internal control. During the three months ended June 30, 2011, we implemented the general ledger and certain other portions of a new enterprise resource planning (ERP) information technology system at our North America mining operations. This implementation is the initial phase of a project to establish the ERP system at all our operations over an approximate two-year period in order to upgrade our information technology infrastructure and enhance operating efficiency and effectiveness. A program to train employees and appropriately modify, test and monitor system results and the related internal controls was conducted in this initial implementation and is ongoing. Accordingly, our system of internal control over financial reporting for the corporate operations and impacted operating business units has been updated.

Other than the change referred to in the immediate preceding paragraph, there has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved in various legal proceedings that arise in the ordinary course of our business or are associated with environmental issues arising from legacy operations conducted over the years by Phelps Dodge Corporation and its affiliates.  We are also involved from time to time in other reviews, investigations and proceedings by government agencies, some of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. There have been no new material legal proceedings since the information included in Part I, Item 3. “Legal Proceedings,” of our annual report on Form 10-K for the year ended December 31, 2010. Management does not believe, based on currently available information, that the outcome of any proceeding reported in “Legal Proceedings” in our annual report on Form 10-K for the year ended December 31, 2010, will have a material adverse effect on our financial condition, although individual outcomes could be material to our operating results for a particular period, depending on the nature and magnitude of the outcome and the operating results for the period.

The following presents updates to litigation and environmental proceedings, which were reported in Part I, Item 3. "Legal Proceedings" of our annual report on Form 10-K for the year ended December 31, 2010:

Litigation

Blackwell, Oklahoma Litigation.  Information regarding this legal proceeding is incorporated by reference to Part I, Item 3. “Legal Proceedings” of our annual report on Form 10-K for the year ended December 31, 2010.  On July 27, 2011, the court granted plaintiffs' motion for class certification in the matter Coffey, et al., v. Freeport-McMoRan Copper & Gold, Inc., et al., Kay County, Oklahoma District Court, Case No. CJ-2008-68.

Environmental Proceedings

Newtown Creek. Information regarding this legal proceeding is incorporated by reference to Part I, Item 3. "Legal Proceedings" of our annual report on Form 10-K for the year ended December 31, 2010. Effective July 18, 2011, Phelps Dodge Refining Company, five other parties, and the U.S. Environmental Protection Agency (EPA) have entered an Administrative Order on Consent (AOC) for performing the Remedial Investigation/Feasibility Study of the creek and reimbursing EPA for its oversight costs. Efforts to identify other potentially responsible parties are continuing.

Arizona Department of Environmental Quality - Morenci. Information regarding this legal proceeding is incorporated by reference to Part I, Item 3. "Legal Proceedings" of our annual report on Form 10-K for the year ended December 31, 2010. On June 28, 2011, Morenci signed a consent judgment with the State of Arizona formalizing the agreed-upon settlement for $75,000 and a community service project with a value estimated at $75,000. The consent judgment will become final when it has been entered by the Maricopa County Superior Court.

Item 1A.	Risk Factors.

Operational Risks
Labor unrest and activism could disrupt our operations and may adversely affect our business, financial condition, results of operations and prospects.
As further described in Part 1. Items 1 and 2. “Business and Properties” in our annual report on Form 10-K for the year ended December 31, 2010, we are party to labor agreements with various unions that represent employees at our operations. Labor agreements are generally negotiated on a periodic basis, and the risk exists that labor agreements may not be renewed on reasonably satisfactory terms to us or at all. We cannot predict what issues may be raised by the collective bargaining units representing our employees and, if raised, whether negotiations concerning those issues will be successfully concluded. Our production and sales volumes could be significantly reduced and our business, financial condition and results of operations adversely affected by significant reductions in productivity or protracted work stoppages at one or more of our operations. Additionally, if we enter into a new labor agreement with any union that significantly increases our labor costs relative to our competitors, our ability to compete may be materially adversely affected.

During July 2011, PT Freeport Indonesia union workers commenced an eight-day labor strike, which led to a temporary suspension of mining, milling and concentrate shipments. On July 11, 2011, PT Freeport Indonesia reached an agreement with the union to end the strike and operations have resumed. PT Freeport Indonesia has commenced negotiations with the union for its bi-annual renewal of the collective labor agreement, which is scheduled for renewal in October 2011.

If we do not successfully negotiate new collective bargaining agreements with our union workers, including those employed by PT Freeport Indonesia, we may incur prolonged strikes and other work stoppages at our mining operations.

For additional information on risk factors, refer to Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table sets forth information with respect to shares of Freeport-McMoRan Copper & Gold Inc. (FCX) common stock purchased by us during the three months ended June 30, 2011:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[a]	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs[a]

April 1-30, 2011	—	—	—	23,685,500
May 1-31, 2011	—	—	—	23,685,500
June 1-30, 2011	—	—	—	23,685,500
Total	—	—	—	23,685,500

a.
On July 21, 2008, our Board of Directors approved an increase in our open-market share purchase program for up to 30 million shares. There have been no purchases under this program since 2008. This program does not have an expiration date.

Item 4.	Mine Safety Disclosure.

The safety and health of all employees is our highest priority. Management believes that safety and health considerations are integral to, and compatible with, all other functions in the organization and that proper safety and health management will enhance production and reduce costs. Our approach towards the health and safety of our workforce is to continuously improve performance through implementing robust management systems and providing adequate training, safety incentive and occupational health programs. Refer to Exhibit 99.1 for mine safety disclosures required in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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
C. Donald Whitmire, Jr.
Vice President and
Controller – Financial Reporting
(authorized signatory and
Principal Accounting Officer)

Date:  August 5, 2011

FREEPORT-McMoRan COPPER & GOLD INC.
EXHIBIT INDEX
Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation of FCX.		10-Q	001-11307-01	8/6/2010
3.2	Amended and Restated By-Laws of FCX, as amended through February 2, 2010.		8-K	001-11307-01	2/5/2010
15.1	Letter from Ernst & Young LLP regarding unaudited interim financial statements.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.	X
99.1	Mine Safety and Health Administration Safety Data.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X

E-1