Form 10-Q
period 2011-09-30
FREEPORT MCMORAN COPPER & GOLD INC
filed 2011-11-04
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       ☑ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑         Accelerated filer ☐          Non-accelerated filer ☐         Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No

On October 31, 2011, there were issued and outstanding 947,911,093 shares of the registrant’s common stock, par value $0.10 per share.

FREEPORT-McMoRan COPPER & GOLD INC.

.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2011	December 31, 2010
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$5,128	$3,738
Trade accounts receivable	1,139	2,132
Other accounts receivable	307	293
Inventories:
Product	1,231	1,409
Materials and supplies, net	1,323	1,169
Mill and leach stockpiles	1,167	856
Other current assets	413	254
Total current assets	10,708	9,851
Property, plant, equipment and development costs, net	17,966	16,785
Long-term mill and leach stockpiles	1,599	1,425
Intangible assets, net	321	328
Other assets	1,114	997
Total assets	$31,708	$29,386

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,580	$2,441
Dividends payable	240	240
Current portion of reclamation and environmental obligations	201	207
Accrued income taxes	110	648
Rio Tinto's share of joint venture cash flows	46	132
Current portion of debt	4	95
Total current liabilities	3,181	3,763
Long-term debt, less current portion	3,531	4,660
Deferred income taxes	3,365	2,873
Reclamation and environmental obligations, less current portion	2,139	2,071
Other liabilities	1,441	1,459
Total liabilities	13,657	14,826
Equity:
FCX stockholders’ equity:
Common stock	107	107
Capital in excess of par value	18,974	18,751
Retained earnings (deficit)	144	(2,590)
Accumulated other comprehensive loss	(314)	(323)
Common stock held in treasury	(3,554)	(3,441)
Total FCX stockholders’ equity	15,357	12,504
Noncontrolling interests	2,694	2,056
Total equity	18,051	14,560
Total liabilities and equity	$31,708	$29,386

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In millions, except per share amounts)
Revenues	$5,195	$5,152	$16,718	$13,379
Cost of sales:
Production and delivery	2,570	2,266	7,504	6,234
Depreciation, depletion and amortization	257	268	756	788
Total cost of sales	2,827	2,534	8,260	7,022
Selling, general and administrative expenses	102	81	323	277
Exploration and research expenses	78	35	194	104
Environmental obligations and shutdown costs	38	3	98	5
Total costs and expenses	3,045	2,653	8,875	7,408
Operating income	2,150	2,499	7,843	5,971
Interest expense, net	(78)	(103)	(250)	(370)
Losses on early extinguishment of debt	—	—	(68)	(77)
Other income (expense), net	28	(19)	40	2
Income before income taxes and equity in affiliated companies’ net earnings	2,100	2,377	7,565	5,526
Provision for income taxes	(808)	(845)	(2,698)	(1,956)
Equity in affiliated companies’ net earnings	2	1	14	10
Net income	1,294	1,533	4,881	3,580
Net income attributable to noncontrolling interests	(241)	(355)	(961)	(793)
Preferred dividends	—	—	—	(63)
Net income attributable to FCX common stockholders	$1,053	$1,178	$3,920	$2,724
Net income per share attributable to FCX common stockholders:
Basic	$1.11	$1.25	$4.14	$3.01
Diluted	$1.10	$1.24	$4.10	$2.94
Weighted-average common shares outstanding:
Basic	948	941	947	906
Diluted	955	947	955	947
Dividends declared per share of common stock	$0.25	$0.15	$1.25	$0.375

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
	(In millions)
Cash flow from operating activities:
Net income	$4,881	$3,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	756	788
Stock-based compensation	92	93
Charges for reclamation and environmental obligations, including accretion	144	117
Payments of reclamation and environmental obligations	(131)	(139)
Losses on early extinguishment of debt	68	77
Deferred income taxes	419	252
Increase in long-term mill and leach stockpiles	(174)	(73)
Changes in other assets and liabilities	(34)	16
Other, net	(21)	36
(Increases) decreases in working capital:
Accounts receivable	1,034	(391)
Inventories	(266)	(189)
Other current assets	(152)	(13)
Accounts payable and accrued liabilities	(101)	156
Accrued income and other taxes	(641)	(92)
Net cash provided by operating activities	5,874	4,218

Cash flow from investing activities:
Capital expenditures:
North America copper mines	(342)	(140)
South America	(431)	(283)
Indonesia	(463)	(311)
Africa	(89)	(59)
Molybdenum	(317)	(34)
Other	(107)	(50)
Other, net	24	20
Net cash used in investing activities	(1,725)	(857)

Cash flow from financing activities:
Proceeds from debt	37	52
Repayments of debt	(1,303)	(1,678)
Cash dividends and distributions paid:
Common stock	(1,186)	(272)
Preferred stock	—	(95)
Noncontrolling interests	(350)	(330)
Contributions from noncontrolling interests	27	24
Net proceeds from (payments for) stock-based awards	2	(3)
Excess tax benefit from stock-based awards	23	5
Other, net	(9)	—
Net cash used in financing activities	(2,759)	(2,297)

Net increase in cash and cash equivalents	1,390	1,064
Cash and cash equivalents at beginning of year	3,738	2,656
Cash and cash equivalents at end of period	$5,128	$3,720

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

	FCX Stockholders’ Equity
	Common Stock					Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total FCX Stock-holders' Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value		Retained Earnings (Deficit)		Number of Shares	At Cost		Non- controlling Interests	Total Equity
	(In millions)
Balance at December 31, 2010	1,067	$107	$18,751		$(2,590)	$(323)	122	$(3,441)	$12,504	$2,056	$14,560
Exercised and issued stock-based awards	4	—	48		—	—	—	—	48	—	48
Stock-based compensation	—	—	92		—	—	—	—	92	—	92
Tax benefit for stock-based awards	—	—	16		—	—	—	—	16	—	16
Tender of shares for stock-based awards	—	—	67		—	—	1	(113)	(46)	—	(46)
Dividends on common stock	—	—	—		(1,186)	—	—	—	(1,186)	—	(1,186)
Dividends and distributions to noncontrolling interests	—	—	—		—	—	—	—	—	(350)	(350)
Contributions from noncontrolling interests	—	—	—		—	—	—	—	—	27	27
Comprehensive income:
Net income	—	—	—		3,920	—	—	—	3,920	961	4,881
Other comprehensive income, net of taxes:
Unrealized losses on securities	—	—	—		—	(1)	—	—	(1)	—	(1)
Translation adjustment	—	—	—		—	(1)	—	—	(1)	—	(1)
Defined benefit plans:
Amortization of unrecognized amounts	—	—	—	—	—	11	—	—	11	—	11
Other comprehensive income	—	—	—		—	9	—	—	9	—	9
Total comprehensive income	—	—	—		—	—	—	—	3,929	961	4,890
Balance at September 30, 2011	1,071	$107	$18,974		$144	$(314)	123	$(3,554)	$15,357	$2,694	$18,051

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	GENERAL INFORMATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles (GAAP) in the United States (U.S.). Therefore, this information should be read in conjunction with Freeport-McMoRan Copper & Gold Inc.’s (FCX) consolidated financial statements and notes contained in its 2010 Annual Report on Form 10-K. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three-month and nine-month periods ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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
FCX’s basic net income per share of common stock was calculated by dividing net income attributable to common stock by the weighted-average shares of common stock outstanding during the period. Following is a reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating diluted net income per share (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$1,294	$1,533	$4,881	$3,580
Net income attributable to noncontrolling interests	(241)	(355)	(961)	(793)
Preferred dividends	—	—	—	(63)
Net income attributable to FCX common stockholders	1,053	1,178	3,920	2,724
Plus income impact of assumed conversion of 6¾% Mandatory Convertible Preferred Stock[a]	—	—	—	63
Diluted net income attributable to FCX common stockholders	$1,053	$1,178	$3,920	$2,787

Weighted-average shares of common stock outstanding	948	941	947	906
Add stock issuable upon conversion, exercise or vesting of:
6¾% Mandatory Convertible Preferred Stock[a]	—	—	—	34
Dilutive stock options[b]	6	4	7	5
Restricted stock	1	2	1	2
Weighted-average shares of common stock outstanding for purposes of calculating diluted net income per share	955	947	955	947
Diluted net income per share attributable to FCX common stockholders	$1.10	$1.24	$4.10	$2.94

a.	All outstanding 6¾% Mandatory Convertible Preferred Stock automatically converted on May 1, 2010, into FCX common stock.

b.
Potential additional shares of common stock that were anti-dilutive totaled approximately three million for the three months ended September 30, 2011, none for the three months ended September 30, 2010, and two million for the nine months ended September 30, 2011 and 2010.

Outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of diluted net income per share of common stock. Excluded amounts were approximately 5 million stock options with a weighted-average exercise price of $55.57 per option for third-quarter 2011 and approximately 3 million stock options with a weighted-average exercise price of $55.74 for the nine months ended September 30, 2011. Stock options for approximately 19 million shares with a weighted-average exercise price of $37.78 were excluded for third-quarter 2010, and stock options for approximately 14 million shares with a weighted-average exercise price of $38.32 were excluded for the nine months ended September 30, 2010.

3.	PENSION AND POSTRETIREMENT BENEFITS
The components of net periodic benefit costs for pension and postretirement benefits follow (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Service cost	$9	$8	$29	$26
Interest cost	27	27	81	80
Expected return on plan assets	(24)	(23)	(72)	(70)
Amortization of net actuarial loss	6	6	18	17
Net periodic benefit costs	$18	$18	$56	$53

4.	INVENTORIES, INCLUDING LONG-TERM MILL AND LEACH STOCKPILES
The components of inventories follow (in millions):

	September 30, 2011	December 31, 2010
Mining Operations:
Raw materials	$1	$1
Work-in-process	77	93
Finished goods[a]	758	704
Atlantic Copper, S.A. (Atlantic Copper):
Raw materials (concentrates)	146	336
Work-in-process	247	266
Finished goods	2	9
Total product inventories	1,231	1,409
Total materials and supplies, net[b]	1,323	1,169
Total inventories, less current portion of mill and leach stockpiles	$2,554	$2,578

a.	Primarily includes molybdenum concentrates, and copper concentrates, anodes, cathodes and rod.

b.	Materials and supplies inventory is net of obsolescence reserves totaling $26 million at September 30, 2011, and December 31, 2010.

A summary of mill and leach stockpiles follows (in millions):

	September 30, 2011	December 31, 2010
Current:
Mill stockpiles	$21	$35
Leach stockpiles	1,146	821
Total current mill and leach stockpiles	$1,167	$856
Long-term:[a]
Mill stockpiles	$518	$470
Leach stockpiles	1,081	955
Total long-term mill and leach stockpiles	$1,599	$1,425

a.	Metals in stockpiles not expected to be recovered within the next 12 months.

5.	INCOME TAXES
Geographic sources of FCX's provision for income taxes follow (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
United States operations	$163	$73	$421	$205
International operations	645	772	2,277	1,751
Total	$808	$845	$2,698	$1,956

FCX’s consolidated effective income tax rate totaled 36 percent for the first nine months of 2011 and 35 percent for the first nine months of 2010. Variations in the relative proportions of jurisdictional income can result in fluctuations to FCX’s consolidated effective income tax rate.

6.	DEBT AND EQUITY TRANSACTIONS
On April 1, 2011, FCX redeemed its remaining $1.1 billion of outstanding 8.25% Senior Notes due 2015, for which holders received 104.125 percent of the principal amount together with accrued and unpaid interest. As a result of this redemption, FCX recorded a loss on early extinguishment of debt totaling $55 million ($49 million to net income attributable to FCX common stockholders or $0.05 per diluted share) for the first nine months of 2011.

During the second quarter of 2011, FCX purchased in the open market $35 million of its 9.5% Senior Notes due 2031 for $49 million, which resulted in losses on early extinguishment of debt totaling $6 million ($5 million to net income attributable to FCX common stockholders or $0.01 per diluted share) for the first nine months of 2011.

FCX entered into a new senior unsecured revolving credit facility on March 30, 2011, which replaced the existing revolving credit facilities that were scheduled to mature on March 19, 2012. FCX recognized a loss on early extinguishment of debt totaling $7 million ($6 million to net income attributable to FCX common shareholders or $0.01 per diluted share) for the first nine months of 2011 associated with this transaction. The new revolving credit facility is available until March 30, 2016, in an aggregate principal amount of $1.5 billion, with $500 million available to PT Freeport Indonesia. At September 30, 2011, FCX had no borrowings and $44 million of letters of credit issued under the revolving credit facility, resulting in availability of approximately $1.5 billion.

Interest on the revolving credit facility is generally based on the London Interbank Offered Rate (LIBOR) plus 2 percent, subject to an increase or decrease in the interest rate margin based on the credit ratings assigned to FCX’s senior unsecured debt by Standard & Poor’s Rating Services and Moody’s Investors Service.

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

On April 1, 2010, FCX redeemed all of its $1 billion of outstanding Senior Floating Rates Notes due 2015, for which holders received 101 percent of the principal amount together with accrued and unpaid interest. As a result of this redemption, FCX recorded a loss on early extinguishment of debt totaling $22 million ($19 million to net income attributable to FCX common stockholders or $0.02 per diluted share) for the first nine months of 2010.

Consolidated interest expense (excluding capitalized interest) totaled $105 million in third-quarter 2011, $126 million in third-quarter 2010, $325 million for the first nine months of 2011 and $409 million for the first nine months of 2010. Capitalized interest totaled $27 million in third-quarter 2011, $23 million in third-quarter 2010, $75 million for the first nine months of 2011 and $39 million for the first nine months of 2010.

On September 29, 2011, FCX's Board of Directors declared a quarterly dividend of $0.25 per share, which was paid on November 1, 2011, to common shareholders of record at the close of business on October 15, 2011.

On May 1, 2010, the outstanding shares of FCX’s 6¾% Mandatory Convertible Preferred Stock were automatically converted into shares of FCX common stock (refer to Note 11 in FCX’s 2010 Annual Report on Form 10-K for further discussion).

Total comprehensive income attributable to FCX common stockholders totaled $1.1 billion in third-quarter 2011, $1.2 billion in third-quarter 2010, $3.9 billion for the first nine months of 2011 and $2.8 billion for the first nine months of 2010.

7.	FINANCIAL INSTRUMENTS
FCX does not purchase, hold or sell derivative financial instruments unless there are market risks associated with an existing asset or obligation or if it anticipates a future activity that is likely to occur and will result in exposure to market risks and FCX intends to offset or mitigate such risks. FCX does not enter into any derivative financial instruments for speculative purposes, but has entered into derivative financial instruments in limited instances to achieve specific objectives. These objectives principally relate to managing risks associated with commodity price, foreign currency and interest rate risks. The fair values of FCX’s derivative financial instruments are based on widely published market prices.

Commodity Contracts.  From time to time, FCX has entered into forward, futures and swap contracts to hedge the market risk associated with fluctuations in the prices of commodities it purchases and sells. Derivative financial instruments used by FCX to manage its risks do not contain credit risk-related contingent provisions. As of September 30, 2011, FCX had no price protection contracts relating to its mine production. A discussion of FCX’s derivative commodity contracts and programs follows.

Derivatives Designated as Hedging Instruments – Fair Value Hedges
Copper Futures and Swap Contracts. Some of FCX’s U.S. copper cathode and rod customers request a fixed market price instead of the New York Mercantile Exchange (COMEX) average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures and swap contracts and then liquidating the copper futures contracts and settling the copper swap contracts during the month of shipment, which generally results in FCX receiving the COMEX average copper price in the month of shipment. Hedge gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses during the three-month and nine-month periods ended September 30, 2011 and 2010, resulting from hedge ineffectiveness. At September 30, 2011, FCX held copper futures and swap contracts that qualified for hedge accounting for 73 million pounds at an average contract price of $3.90 per pound, with maturities through December 2012.

A summary of gains (losses) recognized in revenues for derivative financial instruments related to commodity contracts that are designated and qualify as fair value hedge transactions, along with the unrealized gains (losses) on the related hedged item (firm sales commitments) follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Copper futures and swap contracts:
Unrealized gains (losses):
Derivative financial instruments	$(62)	$19	$(72)	$1
Hedged item	62	(19)	72	(1)

Realized gains (losses):
Matured derivative financial instruments	(10)	15	(4)	16

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

A summary of FCX’s embedded derivatives at September 30, 2011, follows:

	Open	Average Price Per Unit		Maturities
	Positions	Contract	Market	Through
Embedded derivatives in provisional sales contracts:
Copper (millions of pounds)	598	$4.08	$3.18	February 2012
Gold (thousands of ounces)	216	1,802	1,626	January 2012
Embedded derivatives in provisional purchase contracts:
Copper (millions of pounds)	193	4.11	3.18	January 2012

Copper Forward Contracts. Atlantic Copper, FCX’s wholly owned smelting and refining unit in Spain, enters into forward copper contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These transactions are intended to provide economic hedges against changes in copper prices, with the mark-to-market hedging gains or losses recorded in cost of sales. At September 30, 2011, Atlantic Copper held net forward copper purchase contracts for 3 million pounds at an average contract price of $3.38 per pound, with maturities through October 2011.

A summary of the realized and unrealized gains (losses) recognized in income before income taxes and equity in affiliated companies’ net earnings for commodity contracts that do not qualify as hedge transactions, including embedded derivatives, follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Embedded derivatives in provisional sales contracts[a]	$(624)	$376	$(660)	$177
Embedded derivatives in provisional purchase contracts[b]	—	—	—	(1)
Copper forward contracts[b]	4	(10)	(2)	(8)
Copper futures and swap contracts[a]	—	1	—	—

a.	Amounts recorded in revenues.
b.Amounts recorded in cost of sales as production and delivery costs.

Unsettled Derivative Financial Instruments
A summary of the fair values of unsettled derivative financial instruments recorded on the consolidated balance sheets follows (in millions):

	September 30, 2011	December 31, 2010
Derivatives designated as hedging instruments
Commodity contracts:
Copper futures and swap contracts:[a]
Asset position[b]	$—	$18
Liability position[c]	(54)	—

Derivatives not designated as hedging instruments
Commodity contracts:
Embedded derivatives in provisional sales/purchases contracts:[d]
Asset position	$179	$357
Liability position	(581)	(115)
Copper forward contracts:
Liability position[c]	(1)	(10)

a.
FCX had paid $55 million to brokers at September 30, 2011, and $3 million at December 31, 2010, for margin requirements (recorded in other current assets). In addition, FCX held $28 million in margin funding from customers at September 30, 2011, and $8 million from brokers at December 31, 2010, associated with margin requirements (recorded in accounts payable and accrued liabilities).

b.	Amounts recorded in other current assets.

c.	Amounts recorded in accounts payable and accrued liabilities.

d.	Amounts recorded either as a net accounts receivable or a net accounts payable.

Foreign Currency Exchange Contracts.  As a global company, FCX transacts business in many countries and in many currencies. Foreign currency transactions at FCX’s international subsidiaries increase its risks because exchange rates can change between the time agreements are made and the time foreign currency transactions are settled. FCX may hedge or protect its international subsidiaries’ foreign currency transactions from time to time by entering into forward exchange contracts to lock in or minimize the effects of fluctuations in exchange rates. FCX had no outstanding foreign currency exchange contracts at September 30, 2011.

Interest Rate Swap Contracts.  From time to time, FCX or its subsidiaries may enter into interest rate swaps to manage its exposure to interest rate changes and to achieve a desired proportion of fixed-rate versus floating-rate debt based on current and projected market conditions. FCX may enter into fixed-to-floating interest rate swap contracts to protect against changes in the fair value of the underlying fixed-rate debt that result from market interest rate changes and to take advantage of lower interest rates. FCX had no outstanding interest rate swap contracts at September 30, 2011.

Credit Risk.  FCX is exposed to credit loss when counterparties with which FCX has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. FCX does not anticipate that any of the counterparties it deals with will default on their obligations. As of September 30, 2011, FCX did not have any significant credit exposure associated with derivative transactions.

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
Fair value accounting guidance includes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). FCX did not have any significant transfers in or out of Levels 1, 2, or 3 for the third quarter of 2011.

A summary of FCX’s financial assets and liabilities measured at fair value on a recurring basis follows (in millions):

	Fair Value at September 30, 2011
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$4,828	$4,828	$—	$—
Time deposits	201	201	—	—
Total cash equivalents	5,029	5,029	—	—

Trust assets (current and long-term):
U.S. core fixed income funds	46	—	46	—
Government mortgage-backed securities	40	—	40	—
Government bonds and notes	22	—	22	—
Corporate bonds	18	—	18	—
Asset-backed securities	15	—	15	—
Money market funds	11	11	—	—
Municipal bonds	1	—	1	—
Total trust assets	153	11	142	—

Available-for-sale securities:
Time deposits	15	15	—	—
Equity securities	8	8	—	—
Money market funds	2	2	—	—
Total available-for-sale securities	25	25	—	—

Derivatives:
Embedded derivatives in provisional sales/purchases	179	179	—	—

Total assets	$5,386	$5,244	$142	$—

Liabilities
Derivatives:
Embedded derivatives in provisional sales/purchases	$(581)	$(581)	$—	$—
Copper futures and swap contracts	(54)	(54)	—	—
Copper forward contracts	(1)	(1)	—	—
Total derivative liabilities	$(636)	$(636)	$—	$—

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

The techniques described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with other market participants, the use of different techniques or assumptions to determine fair value of certain financial instruments could result in a different fair value measured at the reporting date. There have been no changes in the techniques used at September 30, 2011.

The carrying value for certain FCX financial instruments (i.e., accounts receivable, accounts payable and accrued liabilities, dividends payable, and Rio Tinto’s share of joint venture cash flows) approximate fair value and, therefore, have been excluded from the table below. A summary of the carrying amount and fair value of FCX’s other financial instruments follows (in millions):

	At September 30, 2011		At December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents[a]	$5,128	$5,128	$3,738	$3,738
McMoRan Exploration Co. investment[b]	482	445	500	623
Net embedded derivatives included in accounts receivable or payable[a]	(402)	(402)	242	242
Trust assets (current and long-term)[a,c]	153	153	148	148
Available-for-sale securities (current and long-term)[a,c]	25	25	34	34
Derivative assets[a,d]	—	—	18	18
Derivative liabilities (current and long-term)[a,e]	(55)	(55)	(10)	(10)
Long-term debt (including amounts due within one year)[f]	(3,535)	(3,830)	(4,755)	(5,146)

a.	Recorded at fair value.

b.
Recorded at cost and included in other assets. At December 31, 2010, fair value was based on a bid evaluation, which was an estimated price at which a dealer would pay for a security. At September 30, 2011, these securities were not actively trading; as such, fair value was based on a convertible pricing model using McMoRan Exploration Co.'s publicly traded common stock as the principle variable.

c.	Current portion included in other current assets and long-term portion included in other assets.

d.	Included in other current assets.

e.	Current portion included in accounts payable and accrued liabilities and long-term portion included in other liabilities.

f.
Recorded at cost except for long-term debt acquired in the Phelps Dodge acquisition, which was recorded at fair value at the acquisition date. Fair value of substantially all of FCX’s long-term debt is estimated based on quoted market prices.

9.	NEW ACCOUNTING STANDARDS
In May 2011, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) in connection with guidance for fair value measurements and disclosures. This ASU clarifies the FASB's intent on current guidance, modifies and changes certain guidance and principles, and expands disclosures concerning Level 3 fair value measurements in the fair value hierarchy (including quantitative information about significant unobservable inputs within Level 3 of the fair value hierarchy). In addition, this ASU requires disclosure of the fair value hierarchy for assets and liabilities not measured at fair value in the statement of financial position, but whose fair value is required to be disclosed. This ASU is effective for interim and annual reporting periods beginning after December 15, 2011, and early application is not permitted.

In June 2011, FASB issued an ASU in connection with guidance on the presentation of comprehensive income. The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This ASU requires an entity to present the components of net income and other comprehensive income and total comprehensive income (includes net income) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of equity, but does not change the items that must be reported in other comprehensive income. This ASU is effective for interim and annual reporting periods beginning after December 15, 2011, and early adoption is permitted. FCX is in the process of determining which presentation it will choose (single statement or two separate statements) and when it will adopt this ASU.

10.	SUBSEQUENT EVENTS
FCX evaluated events after September 30, 2011, and through the date the consolidated financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these consolidated financial statements.

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

Allocations. FCX allocates certain operating costs, expenses and capital expenditures to its operating divisions and individual segments. However, not all costs and expenses applicable to a mine or operation are allocated. U.S. federal and state income taxes are recorded and managed at the corporate level, whereas international income taxes are recorded and managed within the applicable country. In addition, most exploration and research activities are managed at the corporate level, and those costs along with some selling, general and administrative costs are not allocated to the operating divisions or segments. Accordingly, the following segment information reflects management determinations that may not be indicative of what the actual financial performance of each operating division or segment would be if it was an independent entity.

Business Segments

(In millions)	North America Copper Mines			South America			Indonesia		Africa
												Atlantic	Corporate,
												Copper	Other &
		Other		Cerro	Other					Molyb-	Rod &	Smelting	Elimi-	FCX
	Morenci	Mines	Total	Verde	Mines	Total	Grasberg		Tenke	denum	Refining	& Refining	nations	Total
Three Months Ended September 30, 2011
Revenues:
Unaffiliated customers	$78	$44	$122	$396	$570	$966	$1,275	[a]	$275	$332	$1,389	$834	$2	$5,195
Intersegment	450	847	1,297	105	(18)	87	87		1	—	7	3	(1,482)	—
Production and delivery	252	412	664	196	282	478	503		142	260	1,390	826	(1,693)	2,570
Depreciation, depletion and amortization	27	40	67	32	32	64	62		32	14	2	11	5	257
Selling, general and administrative expenses	—	1	1	1	1	2	29		1	3	—	5	61	102
Exploration and research expenses	3	—	3	—	—	—	—		—	1	—	—	74	78
Environmental obligations and shutdown costs	1	(15)	(14)	—	—	—	—		—	—	—	—	52	38
Operating income (loss)	245	453	698	272	237	509	768		101	54	4	(5)	21	2,150

Interest expense, net	—	1	1	—	—	—	7		2	—	—	4	64	78
Provision for income taxes	—	—	—	154	48	202	342		20	—	—	—	244	808
Total assets at September 30, 2011	1,981	4,966	6,947	4,886	3,475	8,361	5,437		3,791	2,342	323	955	3,552	31,708
Capital expenditures	21	117	138	64	110	174	162		49	155	2	5	32	717

Three Months Ended September 30, 2010
Revenues:
Unaffiliated customers	$10	$15	$25	$606	$696	$1,302	$1,458	[a]	$307	$293	$1,174	$592	$1	$5,152
Intersegment	364	609	973	84	79	163	416		—	—	7	3	(1,562)	—
Production and delivery	185	351	536	194	268	462	528		141	199	1,172	590	(1,362)	2,266
Depreciation, depletion and amortization	33	34	67	42	24	66	72		34	13	2	9	5	268
Selling, general and administrative expenses	—	—	—	—	—	—	25		—	2	—	4	50	81
Exploration and research expenses	—	—	—	—	—	—	—		—	1	—	—	34	35
Environmental obligations and shutdown costs	—	—	—	—	—	—	—		—	—	1	—	2	3
Operating income (loss)	156	239	395	454	483	937	1,249		132	78	6	(8)	(290)	2,499

Interest expense, net	1	2	3	—	—	—	—		2	—	—	2	96	103
Provision for income taxes	—	—	—	147	151	298	499		32	—	—	—	16	845
Total assets at September 30, 2010	1,919	4,271	6,190	4,308	3,245	7,553	5,712		3,540	1,837	335	1,201	1,583	27,951
Capital expenditures	13	46	59	32	97	129	116		9	22	2	4	9	350

a.	Includes PT Freeport Indonesia’s sales to PT Smelting totaling $665 million in third-quarter 2011 and $603 million in third-quarter 2010.

Business Segments (Continued)

(In millions)	North America Copper Mines			South America			Indonesia		Africa
												Atlantic	Corporate,
												Copper	Other &
		Other		Cerro	Other					Molyb-	Rod &	Smelting	Elimi-	FCX
	Morenci	Mines	Total	Verde	Mines	Total	Grasberg		Tenke	denum	Refining	& Refining	nations	Total
Nine Months Ended September 30, 2011
Revenues:
Unaffiliated customers	$371	$154	$525	$1,662	$1,803	$3,465	$4,112	[a]	$959	$1,119	$4,291	$2,241	$6	$16,718
Intersegment	1,274	2,540	3,814	303	135	438	544		4	—	19	11	(4,830)	—
Production and delivery	719	1,204	1,923	569	761	1,330	1,547		422	786	4,292	2,274	(5,070)	7,504
Depreciation, depletion and amortization	85	111	196	102	85	187	179		98	44	6	30	16	756
Selling, general and administrative expenses	1	2	3	3	2	5	100		6	11	—	18	180	323
Exploration and research expenses	4	—	4	—	—	—	—		—	3	—	—	187	194
Environmental obligations and shutdown costs	4	(15)	(11)	—	—	—	—		—	—	1	—	108	98
Operating income (loss)	832	1,392	2,224	1,291	1,090	2,381	2,830		437	275	11	(70)	(245)	7,843

Interest expense, net	2	4	6	1	—	1	9		5	—	—	12	217	250
Provision for income taxes	—	—	—	476	353	829	1,241		100	—	—	—	528	2,698
Capital expenditures	69	273	342	120	311	431	463		89	317	7	29	71	1,749

Nine Months Ended September 30, 2010
Revenues:
Unaffiliated customers	$20	$31	$51	$1,338	$1,646	$2,984	$3,490	[a]	$763	$893	$3,363	$1,830	$5	$13,379
Intersegment	1,107	1,958	3,065	275	124	399	770		—	—	20	14	(4,268)	—
Production and delivery	509	1,048	1,557	513	714	1,227	1,430		347	574	3,360	1,823	(4,084)	6,234
Depreciation, depletion and amortization	110	110	220	109	77	186	192		94	38	6	28	24	788
Selling, general and administrative expenses	—	—	—	—	—	—	77		—	8	—	14	178	277
Exploration and research expenses	—	—	—	—	—	—	—		—	2	—	—	102	104
Environmental obligations and shutdown costs	—	—	—	—	—	—	—		—	—	1	—	4	5
Operating income (loss)	508	831	1,339	991	979	1,970	2,561		322	271	16	(21)	(487)	5,971

Interest expense, net	3	8	11	—	—	—	—		4	—	—	7	348	370
Provision for income taxes	—	—	—	320	309	629	1,069		75	—	—	—	183	1,956
Capital expenditures	28	112	140	63	220	283	311		59	34	4	16	30	877

a.	Includes PT Freeport Indonesia's sales to PT Smelting totaling $2.0 billion in the first nine months of 2011 and $1.5 billion in the first nine months of 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan COPPER & GOLD INC.

We have reviewed the condensed consolidated balance sheet of Freeport-McMoRan Copper & Gold Inc. as of September 30, 2011, and the related consolidated statements of income for the three- and nine-month periods ended September 30, 2011 and 2010, the consolidated statements of cash flows for the nine-month periods ended September 30, 2011 and 2010, and the consolidated statement of equity for the nine-month period ended September 30, 2011. These financial statements are the responsibility of the Company’s management.

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
November 4, 2011

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

Our results for the third quarter and first nine months of 2011, compared with the 2010 periods, primarily reflected higher realized copper and gold prices and lower copper and gold sales volumes. Third-quarter 2011 results also reflect unfavorable impacts from provisional price adjustments. Refer to “Consolidated Results” for further discussion of our consolidated financial results for the quarter and nine-month periods ended September 30, 2011 and 2010.

Third-quarter 2011 results also reflect the impacts of labor disruptions at PT Freeport Indonesia, including the eight-day strike in July 2011 and the ongoing strike that commenced on September 15, 2011. The union has notified PT Freeport Indonesia that it intends to extend the strike to December 15, 2011. PT Freeport Indonesia continues to seek to end the strike, which has no legal basis, and to conclude negotiations, on a fair and reasonable basis, of the bi-annual renewal of its collective labor agreement. PT Freeport Indonesia's compensation practices are highly competitive in Indonesia, and PT Freeport Indonesia has agreed to accept the recommendations of the government-appointed mediator for a generous increase in wages and other benefits. PT Freeport Indonesia has developed revised operating plans during the strike. Refer to "Consolidated Results" and "Operations - Indonesia Mining" for further discussion of the impacts from the labor disruptions at PT Freeport Indonesia.

During third-quarter 2011, Cerro Verde's union workforce also commenced a series of strike actions, with the latest strike commencing on September 29, 2011. Efforts are ongoing to reach a mutually satisfactory renewal of Cerro Verde's collective bargaining agreement. Production of copper and molybdenum has not been materially affected by the strike.

At September 30, 2011, we had $5.1 billion in consolidated cash and cash equivalents and $3.5 billion in total debt. During the first nine months of 2011, we repaid $1.2 billion in debt, including the April 2011 redemption of $1.1 billion of outstanding 8.25% Senior Notes (refer to Note 6 for further discussion), and paid common stock dividends totaling $1.2 billion. We have no significant debt maturities in the near term; however, we may consider additional opportunities to prepay debt in advance of scheduled maturities. Refer to “Capital Resources and Liquidity – Financing Activities” for further discussion.

In December 2010, our Board of Directors (the Board) authorized a two-for-one common stock split effected on February 1, 2011 (refer to Note 1 for further discussion). Refer to “Capital Resources and Liquidity – Financing Activities” for further discussion of common stock dividends.

OUTLOOK

While the near-term economic outlook is uncertain and has resulted in a decline in copper prices during the third quarter, we view the long-term outlook for our business positively, supported by limitations on supplies of copper and by the requirements for copper in the world’s economy.

Our financial results vary as a result of fluctuations in metal market prices, including copper, gold and molybdenum. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. Because we cannot control the price of our products, the key measures that management focuses on in operating our business are sales volumes, unit net cash costs and operating cash flow. Discussion of the outlook for each of these measures follows.

Sales Volumes. Our projected sales volumes depend on the achievement of targeted mining rates, the successful operation of production facilities, the impact of weather conditions and other factors. On October 19, 2011, we reported that our consolidated sales from mines for the year 2011 are expected to approximate 3.8 billion pounds of copper, 1.6 million ounces of gold and 78 million pounds of molybdenum, including 915 million pounds of copper, 305 thousand ounces of gold and 18 million pounds of molybdenum for fourth-quarter 2011. We also reported that the impact of the labor disruptions at PT Freeport Indonesia for the year 2011, which is subject to change based on operating rates, mine plans, the extent to which PT Freeport Indonesia can operate using a reduced workforce, and the timing of the resumption of normal operations, is estimated to approximate 100 million pounds of copper and 100 thousand ounces of gold. Fourth-quarter 2011 sales estimates reflect reduced operations resulting from the current strike conditions, and include an assumption that operations are conducted on average at the reduced rates (mill throughput averaging approximately 175,000 metric tons of ore per day) throughout fourth-quarter 2011.

PT Freeport Indonesia is operating the Grasberg open pit and the Deep Ore Zone (DOZ) underground mine at reduced rates using non-striking employees and contractors. Since October 22, 2011, milling operations have been temporarily suspended pending repairs to concentrate pipelines damaged as a result of civil unrest which occurred during the course of the strike. PT Freeport Indonesia has initiated repairs to the damaged pipelines but has not been able to gain full access to the affected areas of the pipelines because of road blockages by striking workers. PT Freeport Indonesia is working with local authorities to restore access to the road and the pipelines so that repairs can be completed and milling operations restarted. During October 2011, mill throughput of approximately 120,000 metric tons of ore per day was below forecast because of the currently on-going suspension of milling and concentrate delivery operations since October 22, 2011.

We will provide further updates on the status of operations and revised estimates of fourth quarter production when access is restored and repairs are completed.

Unit Net Cash Costs. Assuming average prices of $1,600 per ounce of gold and $14 per pound of molybdenum for fourth-quarter of 2011, and achievement of current 2011 sales volume and cost estimates, consolidated unit net cash costs (net of by-product credits) for our copper mining operations are expected to average approximately $0.95 per pound of copper for the year 2011. Quarterly unit net cash costs vary with fluctuations in sales volumes and average realized prices for gold and molybdenum. Fourth-quarter 2011 unit net cash costs are expected to be higher than the average for the year primarily reflecting lower volumes in Indonesia. The impact of price changes on consolidated unit net cash costs would approximate $0.006 per pound for each $50 per ounce change in the average price of gold during fourth-quarter 2011, and $0.004 per pound for each $2 per pound change in the average price of molybdenum during fourth-quarter 2011. Refer to “Consolidated Results – Production and Delivery Costs” for further discussion of consolidated production and delivery costs.

Operating Cash Flows. Our operating cash flows vary with prices realized from copper, gold and molybdenum sales, our sales volumes, production costs, income taxes and other working capital changes and other factors. Based on projected consolidated sales volumes and unit net cash costs for 2011, and assuming average prices of $3.25 per pound of copper, $1,600 per ounce of gold and $14 per pound of molybdenum for fourth-quarter 2011, consolidated operating cash flows are estimated to approximate $7 billion for the year 2011, net of an estimated $0.3 billion for working capital requirements. Projected operating cash flows for the year 2011 also reflect estimated taxes of $3.3 billion (refer to “Consolidated Results – Provision for Income Taxes” for further discussion of our projected annual consolidated effective annual tax rate for 2011). The impact of price changes for fourth-quarter 2011 on operating cash flows would approximate $75 million for each $0.10 per pound change in the average price of copper, $10 million for each $50 per ounce change in the average price of gold and $10 million for each $2 per pound change in the average price of molybdenum.

COPPER, GOLD AND MOLYBDENUM MARKETS

World prices for copper, gold and molybdenum can fluctuate significantly. During the period from January 2001 through October 2011, the London Metal Exchange (LME) spot copper price varied from a low of $0.60 per pound in 2001 to a record high of $4.60 per pound in February 2011, the London p.m. gold price fluctuated from a low of $256 per ounce in 2001 to a record high of $1,895 per ounce in September 2011, and the Metals Week Molybdenum Dealer Oxide weekly average price ranged from a low of $2.19 per pound in 2001 to a record high of $39.25 per pound in 2005. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in our “Risk Factors” contained in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2010.

Historical LME Copper Prices

Through October 31, 2011

LME Copper Prices
LME & COMEX Exchange Stocks*
000s of metric tons
Dollars per pound
1,600
1,400
1,200
1,000
800
600
400
200
0
$5.00
$4.50
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$0.00
2001
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011

*  Excludes Shanghai stocks, producer, consumer and merchant stocks.

This graph presents LME spot copper prices and reported stocks of copper at the LME and the New York Mercantile Exchange (COMEX) from January 2001 through October 2011. From 2006 through most of 2008, limited supplies, combined with growing demand from China and other emerging economies, resulted in high copper prices and low levels of inventories. In late 2008, slowing consumption, turmoil in the U.S. financial markets and concerns about the global economy led to a sharp decline in copper prices, which reached a low of $1.26 per pound in December 2008. Copper prices have since improved from 2008 lows, attributable to a combination of strong demand from emerging markets and limitations on available supply. During third-quarter 2011, LME spot copper prices were volatile ranging from $3.16 per pound to $4.46 per pound, averaging $4.07 per pound and closing at $3.23 per pound on September 30, 2011. Copper and other commodity prices fell sharply in September on heightened concerns over the European sovereign debt crisis, economic conditions in the U.S. and Chinese monetary policy. Combined LME and COMEX inventories have risen somewhat in 2011, compared to year-end 2010 levels, as a result of reduced Chinese imports.

We believe the underlying fundamentals of the copper business remain positive, supported by the significant role of copper in the global economy, limited supplies from existing mines and the absence of significant new development projects. Future copper prices are expected to be volatile and are likely to be influenced by demand from China, economic activity in the U.S. and other industrialized countries, the timing of the development of new supplies of copper and production levels of mines and copper smelters. The LME spot copper price closed at $3.58 per pound on October 31, 2011.

This graph presents London p.m. gold prices from January 2001 through October 2011. During third-quarter 2011, gold prices were volatile ranging from $1,483 per ounce to a record high of $1,895 per ounce, averaging $1,702 per ounce and closing at $1,620 per ounce on September 30, 2011. Market sentiment for gold remains positive, which we believe is supported by fiscal issues affecting the U.S. and Europe, weakness in the U.S. dollar and prospects for future inflation. Gold prices closed at $1,722 per ounce on October 31, 2011

Metals Week Molybdenum Dealer Oxide Prices

Through October 31, 2011

$40
$35
$30
$25
$20
$15
$10
$5
$0
Dollars per pound
2001
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011

This graph presents the Metals Week Molybdenum Dealer Oxide weekly average prices from January 2001 through October 2011. In late 2008, molybdenum prices declined significantly as a result of the financial market turmoil and a decline in demand; however, molybdenum prices have increased from the 2008 lows, which we believe is supported by improved economic conditions and resulting demand increases. During third-quarter 2011, the weekly average price of molybdenum ranged from $14.40 per pound to $15.05 per pound and averaged $14.62 per pound. The Metals Week Molybdenum Dealer Oxide weekly average price was $12.70 per pound on October 31, 2011.

CONSOLIDATED RESULTS

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2011		2010		2011		2010
Financial Data (in millions, except per share amounts)
Revenues[a,b]	$5,195		$5,152		$16,718		$13,379
Operating income[b]	$2,150		$2,499		$7,843		$5,971
Net income attributable to FCX common stockholders	$1,053	[c]	$1,178		$3,920	[c,d]	$2,724	[d]
Diluted net income per share attributable to FCX common stockholders	$1.10	[c]	$1.24	[e]	$4.10	[c,d]	$2.94	[d,e]
Diluted weighted-average common shares outstanding	955		947	[e]	955		947	[e]

Mining Operating Data
Copper (millions of recoverable pounds)
Production	951		1,042		2,868		2,901
Sales, excluding purchases	947		1,081		2,875		2,955
Average realized price per pound	$3.60		$3.50		$3.94		$3.33
Site production and delivery costs per pound[f]	$1.71		$1.38		$1.65		$1.38
Unit net cash costs per pound[f]	$0.80		$0.82		$0.84		$0.87
Gold (thousands of recoverable ounces)
Production	385		492		1,202		1,257
Sales, excluding purchases	409		497		1,245		1,273
Average realized price per ounce	$1,693		$1,266		$1,565		$1,204
Molybdenum (millions of recoverable pounds)
Production	23		19		65		53
Sales, excluding purchases	19		17		60		50
Average realized price per pound	$16.34		$16.06		$17.57		$16.43

a.	Includes the impact of adjustments to provisionally priced concentrate and cathode sales recognized in prior periods (refer to “Revenues” below for further discussion).

b.	Refer to Note 11 for a summary of revenues and operating income by business segment.

c.
Includes additional taxes of $50 million, net of noncontrolling interests, ($0.05 per share) associated with Peru's new mining tax and royalty regime (refer to "Provision for Income Taxes" for further discussion).

d.
Includes losses on early extinguishment of debt totaling $60 million ($0.06 per share) for the first nine months of 2011 and $67 million ($0.07 per share) for the first nine months of 2010. Refer to Note 6 for further discussion.

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

Revenues
Consolidated revenues totaled $5.2 billion in third-quarter 2011 and $16.7 billion for the first nine months of 2011, compared with $5.2 billion in third-quarter 2010 and $13.4 billion for the first nine months of 2010. Consolidated revenues include the sale of copper concentrates, copper cathodes, copper rod, gold, molybdenum and other metals by our North and South America mines, the sale of copper concentrates (which also contain significant quantities of gold and silver) by our Indonesia mining operations, the sale of copper cathodes and cobalt hydroxide by our Africa mining operations, the sale of molybdenum in various forms by our Molybdenum operations, and the sale of copper cathodes, copper anodes, and gold in anodes and slimes by Atlantic Copper.

Following is a summary of changes in our consolidated revenues between periods (in millions):

	Three Months Ended September 30,	Nine Months Ended September 30,

Consolidated revenues - 2010 periods	$5,152	$13,379
Higher (lower) price realizations from mining operations:
Copper	95	1,754
Gold	175	449
Molybdenum	5	69
Silver	44	121
Cobalt	(10)	(15)
Higher (lower) sales volumes from mining operations:
Copper	(469)	(266)
Gold	(111)	(34)
Molybdenum	42	177
Silver	9	24
Cobalt	66	150
Unfavorable impact of net adjustments to prior period/year provisionally priced sales	(368)	(5)
(Lower) higher purchased copper	(48)	323
Higher Atlantic Copper revenues	242	408
Other, including intercompany eliminations	371	184
Consolidated revenues - 2011 periods	$5,195	$16,718

Price Realizations
Our consolidated revenues vary as a result of fluctuations in the market prices of copper, gold, molybdenum, silver and cobalt. Consolidated revenues in the 2011 periods, compared to the 2010 periods, reflected higher price realizations primarily associated with copper and gold. Realized copper prices averaged $3.60 per pound in third-quarter 2011 (compared with $3.50 per pound in third-quarter 2010) and $3.94 per pound for the first nine months of 2011 (compared with $3.33 per pound for the first nine months of 2010). Realized gold prices averaged $1,693 per ounce in third-quarter 2011 (compared with $1,266 per ounce in third-quarter 2010) and $1,565 per ounce for the first nine months of 2011 (compared with $1,204 per ounce for the first nine months of 2010).

Sales Volumes
Consolidated copper sales volumes of 947 million pounds in third-quarter 2011 and 2.9 billion pounds for the first nine months of 2011, were lower than copper sales volumes of 1.1 billion pounds in third-quarter 2010 and 3.0 billion pounds for the first nine months of 2010. Lower copper sales volumes in the 2011 periods primarily reflect lower sales volumes in Indonesia and South America, partly offset by higher sales in North America. Consolidated gold sales volumes of 409 thousand ounces in third-quarter 2011 and 1.2 million ounces for the first nine months of 2011 were lower than consolidated gold sales volumes of 497 thousand ounces in third-quarter 2010 and 1.3 million ounces for the first nine months of 2010. Lower gold sales volumes in the 2011 periods primarily reflect lower Grasberg production. Third-quarter 2011 production of copper and gold were adversely affected by labor disruptions at PT Freeport Indonesia. PT Freeport Indonesia has developed revised operating plans to produce and ship concentrates at modified levels with a reduced workforce and sold concentrate from inventory during third-quarter 2011, which partly mitigated the lower production levels.

Consolidated molybdenum sales volumes of 19 million pounds in third-quarter 2011 and 60 million pounds for the first nine months of 2011 were higher than molybdenum sales volumes of 17 million pounds in third-quarter 2010 and 50 million pounds for the first nine months of 2010. Higher molybdenum sales volumes primarily reflected improved demand.

Refer to “Operations” for further discussion of sales volumes at our operating divisions and for further discussion of the impacts from labor disruptions at PT Freeport Indonesia.

Provisionally Priced Copper Sales
During the first nine months of 2011, 55 percent of our mined copper was sold in concentrate, 22 percent as rod (from our North America operations) and 23 percent as cathodes. Substantially all of our copper concentrate and cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) based primarily on quoted LME monthly average spot copper prices. We receive market prices based on prices in the specified future period, which results in price fluctuations recorded through revenues until the date of settlement. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on our provisionally priced concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until the date of final pricing. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs.

At June 30, 2011, we had provisionally priced copper sales at our copper mining operations, primarily South America and Indonesia, totaling 435 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average of $4.27 per pound. Lower prices during third-quarter 2011 resulted in adjustments to these provisionally priced copper sales and unfavorably impacted consolidated revenues by $213 million ($100 million to net income attributable to common stockholders or $0.11 per share) in third-quarter 2011, compared with adjustments to the June 30, 2010, provisionally priced copper sales that favorably impacted third-quarter 2010 consolidated revenues by $191 million ($85 million to net income attributable to common stockholders or $0.09 per share). Adjustments to the December 31, 2010, provisionally priced copper sales unfavorably impacted consolidated revenues by $12 million ($5 million to net income attributable to common stockholders or $0.01 per share) for the first nine months of 2011, compared with adjustments to the December 31, 2009, provisionally priced copper sales that unfavorably impacted consolidated revenues by $23 million ($9 million to net income attributable to common stockholders or $0.01 per share) for the first nine months of 2010.

At September 30, 2011, we had provisionally priced copper sales at our copper mining operations, primarily South America and Indonesia, totaling 406 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average of $3.18 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the September 30, 2011, provisional price recorded would have a net impact on our 2011 consolidated revenues of approximately $27 million ($13 million to net income attributable to common stockholders). The LME spot copper price closed at $3.58 per pound on October 31, 2011.

Purchased Copper
From time to time we purchase copper cathode to be processed by our Rod & Refining operations when production from our North America copper mines does not meet customer demand. The increase in purchased copper in the nine-month 2011 period resulted from the timing of purchases and higher copper prices.

Atlantic Copper Revenues
The increase in Atlantic Copper’s revenues in the 2011 periods primarily reflected higher copper and gold prices. Refer to “Operations - Atlantic Copper Smelting & Refining” for further discussion.

Production and Delivery Costs
Consolidated production and delivery costs totaled $2.6 billion in third-quarter 2011 and $7.5 billion for the first nine months of 2011, compared with $2.3 billion in third-quarter 2010 and $6.2 billion for the first nine months of 2010. Higher production and delivery costs for the 2011 periods primarily reflected increased mining and milling activities in North America, higher input costs at our mining operations and higher costs of concentrate purchases at Atlantic Copper associated with higher copper and gold prices. The first nine months of 2011 also reflected higher costs of copper cathode purchases in North America associated with higher copper prices.

Consolidated unit site production and delivery costs for our copper mining operations averaged $1.71 per pound of copper in third-quarter 2011 and $1.65 per pound of copper for the first nine months of 2011, compared with $1.38 per pound of copper in the third quarter and first nine months of 2010. Higher site production and delivery costs in the 2011 periods primarily reflected lower copper sales volumes in Indonesia and South America and increased mining and milling activities in North America. Refer to “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions, and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements.

Our copper mining operations require significant energy, principally diesel, electricity, coal and natural gas. For the year 2011, energy costs are expected to approximate 21 percent of our consolidated copper production costs, which reflects purchases of approximately 240 million gallons of diesel fuel; 6,585 gigawatt hours of electricity at our North America, South America and Africa copper mining operations (we generate all of our power at our Indonesia mining operation); 735 thousand metric tons of coal for our coal power plant in Indonesia; and 1 million MMBTU (million british thermal units) of natural gas at certain of our North America mines. Energy costs for 2010 approximated 20 percent of our consolidated copper production costs.

Depreciation, Depletion and Amortization
Consolidated depreciation, depletion and amortization expense totaled $257 million in third-quarter 2011 and $756 million for the first nine months of 2011, compared with $268 million in third-quarter 2010 and $788 million for the first nine months of 2010. Lower depreciation, depletion and amortization expense for the 2011 periods primarily reflects lower expense under the units-of-production method as a result of lower copper sales volumes.

Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses totaled $102 million in third-quarter 2011 and $323 million for the first nine months of 2011, compared with $81 million in third-quarter 2010 and $277 million for the first nine months of 2010, primarily reflecting higher estimated incentive compensation costs associated with improved operating results and higher charitable contributions.

Exploration and Research Expenses
Consolidated exploration and research expenses totaled $78 million in third-quarter 2011 and $194 million for the first nine months of 2011, compared with $35 million in third-quarter 2010 and $104 million for the first nine months of 2010. We are conducting exploration activities near our existing mines with a focus on opportunities to expand reserves that will support additional future production capacity in the large mineral districts where we currently operate. Favorable exploration results indicate opportunities for what we believe could be significant future potential reserve additions in North and South America and in the Tenke minerals district. The drilling data in North America continues to indicate the potential for expanded sulfide production.

For the year 2011, exploration and research expenditures are expected to total approximately $300 million, including approximately $250 million for exploration. Exploration activities will continue to focus primarily on the potential for future reserve additions in our existing mineral districts.

Environmental Obligations and Shutdown Costs
Environmental obligation costs consist of net revisions to our long-term environmental obligations as further described in Note 13 of our annual report on Form 10-K for the year ended December 31, 2010. Shutdown costs include care and maintenance costs and any litigation, remediation or related expenditures associated with closed facilities or operations. The increase in environmental obligations and shutdown costs for the 2011 periods, compared with the 2010 periods, primarily reflects net revisions to environmental obligations based on updated assumptions (refer to "Environmental and Reclamation Matters" for further discussion). The nine month period also reflects second-quarter 2011 adjustments to accruals for future shutdown costs.

Interest Expense, Net
Consolidated interest expense, excluding capitalized interest, totaled $105 million in third-quarter 2011 and $325 million for the first nine months of 2011, compared with $126 million in third-quarter 2010 and $409 million for the first nine months of 2010. Lower interest expense in the 2011 periods primarily reflected the impact of debt repayments during 2010 and the first nine months of 2011.

Capitalized interest is primarily related to our development projects and totaled $27 million in third-quarter 2011 and $75 million for the first nine months of 2011, compared with $23 million in third-quarter 2010 and $39 million for the first nine months of 2010. Refer to “Operations” for further discussion of current development projects.

Losses on Early Extinguishment of Debt
We recorded losses on early extinguishment of debt of $68 million ($60 million to net income attributable to common stockholders or $0.06 per share) for the first nine months of 2011 associated with the redemption of our 8.25% Senior Notes in April 2011, the revolving credit facilities that were replaced in March 2011 by a new senior unsecured revolving credit facility and open-market purchases of our 9.5% Senior Notes.

We recorded losses on early extinguishment of debt totaling $77 million ($67 million to net income attributable to common stockholders or $0.07 per share) for the first nine months of 2010 associated with redemption of our Senior Floating Rate Notes and open-market purchases of our 8.25% and 8.375% Senior Notes.

Refer to Note 6 for further discussion of these transactions.

Provision for Income Taxes
Following is a summary of the approximate amounts in the calculation of our consolidated provision for income taxes for the 2011 and 2010 periods (in millions, except percentages):

	Nine Months Ended				Nine Months Ended
	September 30, 2011				September 30, 2010
	Income[a]	Effective Tax Rate		Income Tax (Provision) Benefit	Income[a] (Loss)	Effective Tax Rate	Income Tax (Provision) Benefit
U.S.	$1,772	24%		$(421)	$905	23%	$(205)
South America	2,326	36%	[b]	(829)	1,926	33%	(629)
Indonesia	2,870	43%		(1,241)	2,569	42%	(1,069)
Africa	293	34%		(100)	251	30%	(75)
Eliminations and other	304	N/A		(127)	(125)	N/A	43
Annualized rate adjustment[c]	N/A	N/A		20	N/A	N/A	(21)
Consolidated FCX	$7,565	36%	[d]	$(2,698)	$5,526	35%	$(1,956)

a.	Represents income (loss) by geographic location before income taxes and equity in affiliated companies’ net earnings.

b.
On September 29, 2011, Peru enacted its new mining tax and royalty regime. Under the new regime, companies that do not have stability agreements will be subject to a revised royalty and a special mining tax. Cerro Verde operates under a stability agreement and therefore, is not subject to the revised royalty and special mining tax until its stability agreement expires on December 31, 2013. The Peruvian government has also created a special mining burden that companies with stability agreements can elect to pay. The special mining burden is based on a sliding scale of 4 to 13 percent, with a maximum effective tax rate of 8.79 percent. Cerro Verde has elected to pay this special mining burden during the remaining term of its stability agreement. As a result , Cerro Verde recognized additional current and deferred tax expense of $57 million ($50 million net of noncontrolling interests) in third-quarter 2011. The deferred portion of this accrual relates primarily to the assets recorded in connection with the 2007 acquisition of Phelps Dodge.

c.	In accordance with applicable accounting rules, we adjust our interim provision for income taxes equal to our estimated annualized tax rate.

d.
Our consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which we operate. Accordingly, variations in the relative proportions of jurisdictional income can result in fluctuations to our consolidated effective income tax rate. Assuming average prices of $3.25 per pound for copper, $1,600 per ounce for gold and $14 per pound for molybdenum for fourth-quarter 2011 and achievement of current 2011 sales volume and cost estimates, we estimate our annual consolidated effective tax rate will approximate 36 percent.

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

Operating and Development Activities. During 2010, we initiated plans to increase production at our North America copper mines, which had been curtailed in late 2008 because of weak market conditions. Further discussion of these projects is presented below.

We also have a number of opportunities to invest in additional production capacity at several of our North America copper mines. Positive exploration results in recent years indicate the potential for additional sulfide development in North America.

Morenci Mine Ramp-up and Mill Restart. During second-quarter 2011, we completed the ramp up of Morenci's mining rates to 635,000 metric tons of ore per day and milling rates to approximately 50,000 metric tons of ore per day, resulting in increased copper production of approximately 125 million pounds of copper per year.

We are advancing a feasibility study to expand mining and milling capacity at Morenci to process additional sulfide ore identified through positive exploratory drilling. This project, which would require significant investment, would increase milling rates from the current level of 50,000 metric tons of ore per day to approximately 115,000 metric tons of ore per day and target incremental annual copper production of approximately 225 million pounds within a three year timeframe. Completion of the feasibility study is expected in early 2012.

Miami Restart. The ramp up of mining activities at the Miami mine continues. Production at Miami currently approximates 60 million pounds of copper per year for 2011, and is expected to ramp up to approximately 70 million pounds of copper per year by 2012.

Chino Restart. During 2011, mining and milling activities were restarted at the Chino mine. Production at Chino currently approximates 70 million pounds of copper per year for 2011, and is expected to increase to approximately 200 million pounds of copper per year by 2014. Costs for the project associated with equipment and mill refurbishment are expected to approximate $175 million. Project costs of $106 million have been incurred as of September 30, 2011 ($96 million during the first nine months of 2011).

Twin Buttes. In December 2009, we purchased the Twin Buttes copper mine, which ceased operations in 1994 and is adjacent to our Sierrita mine. The purchase provides significant synergies in the Sierrita minerals district, including the potential for expanded mining activities and access to material that can be used for Sierrita tailings and stockpile reclamation purposes. We are conducting drilling on the property and metallurgical studies to support a feasibility study expected to commence in 2012.

Other Matters. During August 2011, we successfully negotiated a new three-year labor contract with our union-represented employees at the Chino mine.

Operating Data. Following is summary operating data for the North America copper mines for the third quarters and first nine months of 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Operating Data, Net of Joint Venture Interest
Copper (millions of recoverable pounds)
Production	322	259	917	786
Sales, excluding purchases	307	267	914	847
Average realized price per pound	$4.05	$3.32	$4.19	$3.28

Molybdenum (millions of recoverable pounds)
Production[a]	10	7	27	18

100% Operating Data
SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	872,200	653,400	841,700	634,000
Average copper ore grade (percent)	0.25	0.22	0.25	0.24
Copper production (millions of recoverable pounds)	199	179	582	563

Mill operations
Ore milled (metric tons per day)	225,800	190,500	220,100	183,000
Average ore grade (percent):
Copper	0.38	0.32	0.37	0.31
Molybdenum	0.03	0.03	0.03	0.02
Copper recovery rate (percent)	84.5	82.6	83.5	83.0
Production (millions of recoverable pounds):
Copper	146	100	404	280
Molybdenum	10	7	27	18

a.	Reflects molybdenum production from certain of the North America copper mines. Sales of molybdenum are reflected in the Molybdenum division.

Copper sales volumes from our North America copper mines increased to 307 million pounds in third-quarter 2011 and 914 million pounds for the first nine months of 2011, compared with 267 million pounds in third-quarter 2010 and 847 million pounds for the first nine months of 2010, primarily reflecting increased production at the Morenci, Miami and Chino mines.

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

Gross Profit per Pound of Copper and Molybdenum

The following tables summarize unit net cash costs and gross profit per pound at the North America copper mines for the third quarters and first nine months of 2011 and 2010. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended			Three Months Ended
	September 30, 2011			September 30, 2010
	By- Product Method	Co-Product Method		By- Product Method	Co-Product Method
		Copper	Molyb- denum[a]		Copper	Molyb- denum[a]
Revenues, excluding adjustments	$4.05	$4.05	$15.22	$3.32	$3.32	$15.10

Site production and delivery, before net noncash and other costs shown below	1.86	1.65	6.68	1.62	1.45	8.18
By-product credits[a]	(0.55)	—	—	(0.36)	—	—
Treatment charges	0.11	0.11	—	0.10	0.10	—
Unit net cash costs	1.42	1.76	6.68	1.36	1.55	8.18
Depreciation, depletion and amortization	0.21	0.19	0.34	0.24	0.22	0.51
Noncash and other costs, net	0.04	0.04	0.02	0.11	0.11	(0.12)
Total unit costs	1.67	1.99	7.04	1.71	1.88	8.57
Revenue adjustments	(0.04)	(0.04)	—	—	—	—
Idle facility and other non-inventoriable costs	(0.06)	(0.06)	(0.04)	(0.10)	(0.10)	(0.04)
Gross profit per pound	$2.28	$1.96	$8.14	$1.51	$1.34	$6.49

Copper sales (millions of recoverable pounds)	307	307		266	266
Molybdenum sales (millions of recoverable pounds)[b]			10			7

	Nine Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2010
	By- Product Method	Co-Product Method		By- Product Method	Co-Product Method
		Copper	Molyb- denum[a]		Copper	Molyb- denum[a]
Revenues, excluding adjustments	$4.19	$4.19	$16.30	$3.28	$3.28	$15.49

Site production and delivery, before net noncash and other costs shown below	1.80	1.61	6.77	1.46	1.31	8.06
By-product credits[a]	(0.52)	—	—	(0.33)	—	—
Treatment charges	0.10	0.10	—	0.09	0.09	—
Unit net cash costs	1.38	1.71	6.77	1.22	1.40	8.06
Depreciation, depletion and amortization	0.20	0.19	0.38	0.24	0.23	0.59
Noncash and other costs, net	0.08	0.07	0.05	0.13	0.12	(0.01)
Total unit costs	1.66	1.97	7.20	1.59	1.75	8.64
Revenue adjustments	—	—	—	—	—	—
Idle facility and other non-inventoriable costs	(0.05)	(0.05)	(0.02)	(0.08)	(0.08)	(0.02)
Gross profit per pound	$2.48	$2.17	$9.08	$1.61	$1.45	$6.83

Copper sales (millions of recoverable pounds)	912	912		845	845
Molybdenum sales (millions of recoverable pounds)[b]			27			18

a.	Molybdenum credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Reflects molybdenum produced by certain of our North America copper mines.

Our operating North America copper mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-products and other factors. Average unit net cash costs (net of by-product credits) for our North America copper mines totaled $1.42 per pound of copper in third-quarter 2011 and $1.38 per pound of copper for the first nine months of 2011, compared with $1.36 per pound of copper in third-quarter 2010 and $1.22 per pound of copper for the first nine months of 2010, primarily reflecting higher site production and delivery costs ($0.24 per pound for the quarter and $0.34 per pound for the nine-month period) resulting from increased mining and milling activities and higher input costs. Partly offsetting higher site production and delivery costs were higher molybdenum credits ($0.19 per pound for both the quarter and nine-month periods) resulting from higher molybdenum volumes.

Assuming achievement of current sales volume and cost estimates and an average price of $14 per pound of molybdenum for fourth-quarter 2011, we estimate that average unit net cash costs (net of by-product credits) for our North America copper mines would approximate $1.42 per pound of copper for the year 2011, compared with $1.24 per pound of copper in 2010. North America's average unit net cash costs for 2011 would change by approximately $0.01 per pound for each $2 per pound change in the average price of molybdenum during fourth-quarter 2011.

South America Mining
We operate four copper mines in South America – Cerro Verde in Peru, and El Abra, Candelaria and Ojos del Salado in Chile. We own a 53.56 percent interest in Cerro Verde, a 51 percent interest in El Abra, and an 80 percent interest in both Candelaria and Ojos del Salado.

South America mining includes open-pit and underground mining, sulfide ore concentrating, leaching and SX/EW operations. Production from our South America mines is sold as copper concentrate or copper cathode under long-term contracts. Our South America mines ship a portion of their copper concentrate and cathode inventories to Atlantic Copper, an affiliated smelter. In addition to copper, the Cerro Verde mine produces molybdenum concentrates, and the Candelaria and Ojos del Salado mines produce gold and silver.

Operating and Development Activities.
El Abra Sulfide. During 2011, we commenced production from El Abra’s newly commissioned stacking and leaching facilities to transition from oxide to sulfide ores. Production from the sulfide ore is expected to approximate 300 million pounds of copper per year, replacing the currently depleting oxide copper production. The aggregate capital investment for this project is expected to total $725 million through 2015, of which approximately $580 million is for the initial phase of the project expected to be complete by the end of 2011. Project costs of $494 million have been incurred as of September 30, 2011 ($133 million during the first nine months of 2011).

We are also engaged in pre-feasibility studies for a potential large-scale milling operation at El Abra to process additional sulfide material and to achieve higher recoveries. Positive exploration results at El Abra indicate the potential for a significant sulfide resource. Exploration activities are continuing.

Cerro Verde Expansion. At Cerro Verde, plans for a large-scale concentrator expansion continue to be advanced. The approximate $4 billion project would expand the concentrator facilities from 120,000 metric tons of ore per day to 360,000 metric tons of ore per day and provide incremental annual production of approximately 600 million pounds of copper and 15 million pounds of molybdenum beginning in 2016. We filed an environmental impact assessment in fourth-quarter 2011.

An agreement has been reached with the Regional Government of Arequipa, the National Government, Servicio de Agua Potable y Alcantarillado de Arequipa S.A. (SEDAPAR) and other local institutions to allow Cerro Verde to finance the engineering and construction of a wastewater treatment plant for Arequipa, should Cerro Verde proceed with the expansion. Once Cerro Verde obtains a license for the treated water it would be used to supplement its existing water supplies to support the potential concentrator expansion.

Candelaria Water. As part of our overall strategy to supply water to the Candelaria mine, we completed construction of a pipeline to bring water from a nearby water treatment facility. In addition, we have completed engineering and began construction for a desalination plant that will supply Candelaria’s longer term water needs. The plant is expected to be completed in early 2013 at a capital investment of $280 million. Project costs of $84 million have been incurred as of September 30, 2011 ($78 million during the first nine months of 2011).

Other Matters. As reported in Note 13 of our annual report on Form 10-K for the year ended December 31, 2010, Cerro Verde has received assessments from SUNAT, the Peruvian national tax authority, in connection with claims for mining royalties related to the minerals processed by its concentrator, which was added to Cerro Verde’s processing facilities in late 2006. These assessments relate to the period from October 2006 through December 2007, and to the years 2008 and 2009. SUNAT issued rulings denying Cerro Verde’s protest of the assessments, and Cerro Verde has appealed these decisions to the Peruvian Tax Tribunal. Cerro Verde is challenging these royalties because its stability agreement with the Peruvian government exempts from assessments all minerals extracted from its mining concession, irrespective of the method used for processing those minerals. If Cerro Verde is ultimately found responsible for these royalties, it will also be liable for interest, which accrues at rates that range from approximately 7 to 18 percent based on the year accrued and the currency in which the amounts would be payable. At September 30, 2011, the aggregate amount of the assessments, including interest and penalties, approximated $184 million. This amount will continue to increase at varying interest rates until this matter is resolved. SUNAT may continue to assess mining royalties annually until this matter is resolved by the Tax Tribunal.

As reported in Note 14 of our annual report on Form 10-K for the year ended December 31, 2010, during 2006, the Peruvian government announced that all mining companies operating in Peru would be required to make annual contributions to local development funds for a five-year period (covering the years 2006 through 2010). Cerro Verde's final contribution to these funds was made in early 2011. In September 2011, Peru enacted a new mining tax and royalty regime. As a result, Cerro Verde recognized additional current and deferred income tax expense in third-quarter 2011. Refer to "Consolidated Results - Provision for Income Taxes" for further discussion.

In July 2011, the Chilean senate passed legislation regulating mine closure, which establishes new requirements for closure plans. Our Chilean operations will be required to update closure plans and provide financial assurance for these obligations.

During third-quarter 2011, Cerro Verde's union workforce commenced a series of strike actions. The most recent strike commenced on September 29, 2011. Efforts are ongoing to reach a mutually satisfactory renewal of Cerro Verde's collective bargaining agreement. Production of copper and molybdenum has not been materially affected.

Operating Data. Following is summary operating data for our South America mining operations for the third quarters and first nine months of 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Copper (millions of recoverable pounds)
Production	325	356	969	1,007
Sales	322	377	965	995
Average realized price per pound	$3.45	$3.55	$3.82	$3.36

Gold (thousands of recoverable ounces)
Production	25	29	73	68
Sales	23	30	72	69
Average realized price per ounce	$1,664	$1,265	$1,556	$1,211

Molybdenum (millions of recoverable pounds)
Production[a]	2	2	8	5

SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	244,100	281,000	249,500	261,500
Average copper ore grade (percent)	0.54	0.39	0.48	0.42
Copper production (millions of recoverable pounds)	111	122	314	385

Mill operations
Ore milled (metric tons per day)	185,700	193,800	192,300	187,100
Average ore grade:
Copper (percent)	0.66	0.69	0.66	0.64
Gold (grams per metric ton)	0.12	0.11	0.12	0.10
Molybdenum (percent)	0.02	0.02	0.02	0.02
Copper recovery rate (percent)	89.1	90.7	90.0	90.0
Production (recoverable):
Copper (millions of pounds)	214	234	655	622
Gold (thousands of ounces)	25	29	73	68
Molybdenum (millions of pounds)	2	2	8	5

a.	Reflects molybdenum production from Cerro Verde. Sales of molybdenum are reflected in the Molybdenum division.

Copper sales from our South America mining operations declined to 322 million pounds in third-quarter 2011 and 965 million pounds for the first nine months of 2011, compared with 377 million pounds in third-quarter 2010 and 995 million pounds for the first nine months of 2010, primarily reflecting the timing of shipments. Third-quarter 2011 was also impacted by lower production at Candelaria and the first nine months of 2011 was impacted by anticipated lower mining rates at El Abra as it transitioned from oxide to sulfide ores.

For the year 2011, consolidated sales volumes from South America mining are expected to approximate 1.3 billion pounds of copper and 100 thousand ounces of gold, similar to 2010 sales of 1.3 billion pounds of copper and 93 thousand ounces of gold. Molybdenum production from Cerro Verde is expected to approximate 10 million pounds for the year 2011, compared with 7 million pounds in 2010.

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

Gross Profit per Pound of Copper

The following tables summarize unit net cash costs and gross profit per pound at the South America mining operations for the third quarters and first nine months of 2011 and 2010. Unit net cash costs per pound of copper are reflected under the by-product and co-product methods as the South America mining operations also had small amounts of molybdenum, gold and silver sales. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended		Three Months Ended
	September 30, 2011		September 30, 2010
	By-Product Method	Co-Product Method	By-Product Method	Co-Product Method
Revenues, excluding adjustments	$3.45	$3.45	$3.55	$3.55

Site production and delivery, before net noncash and other costs shown below	1.38	1.25	1.16	1.09
By-product credits	(0.36)	—	(0.21)	—
Treatment charges	0.13	0.13	0.18	0.18
Unit net cash costs	1.15	1.38	1.13	1.27
Depreciation, depletion and amortization	0.20	0.19	0.17	0.17
Noncash and other costs, net	0.02	0.01	0.02	0.02
Total unit costs	1.37	1.58	1.32	1.46
Revenue adjustments, primarily for pricing on prior period open sales	(0.45)	(0.45)	0.28	0.28
Other non-inventoriable costs	(0.07)	(0.06)	(0.04)	(0.03)
Gross profit per pound	$1.56	$1.36	$2.47	$2.34

Copper sales (millions of recoverable pounds)	322	322	377	377

	Nine Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2010
	By-Product Method	Co-Product Method	By-Product Method	Co-Product Method
Revenues, excluding adjustments	$3.82	$3.82	$3.36	$3.36

Site production and delivery, before net noncash and other costs shown below	1.31	1.20	1.19	1.12
By-product credits	(0.36)	—	(0.19)	—
Treatment charges	0.17	0.17	0.15	0.15
Unit net cash costs	1.12	1.37	1.15	1.27
Depreciation, depletion and amortization	0.19	0.18	0.19	0.18
Noncash and other costs, net	0.02	0.02	0.01	0.01
Total unit costs	1.33	1.57	1.35	1.46
Revenue adjustments, primarily for pricing on prior period open sales	0.01	(0.01)	(0.01)	(0.01)
Other non-inventoriable costs	(0.05)	(0.04)	(0.03)	(0.03)
Gross profit per pound	$2.45	$2.20	$1.97	$1.86

Copper sales (millions of recoverable pounds)	965	965	995	995

Our South America mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-products and other factors. Average unit net cash costs (net of by-product credits) for our South America mining operations averaged $1.15 per pound of copper in third-quarter 2011, compared with $1.13 per pound in third-quarter 2010. Higher unit net cash costs in third-quarter 2011 primarily reflected higher site production and delivery costs ($0.22 per pound) associated with lower copper sales volumes, partly offset by higher gold, molybdenum and silver credits ($0.15 per pound) and lower treatment charges ($0.05 per pound).

Average unit net cash costs at our South America mining operations averaged $1.12 per pound for the first nine months of 2011, compared with $1.15 for the first nine months of 2010. Lower unit net cash costs for the first nine months of 2011 primarily reflected higher molybdenum, gold and silver credits ($0.17 per pound), that more than offset higher site production and delivery costs ($0.12 per pound).

Revenue adjustments primarily result from changes in prices on provisionally priced copper sales recognized in prior periods. To the extent prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, lower copper prices at the end of third-quarter 2011 resulted in unfavorable revenue adjustments to June 30, 2011, provisionally priced copper sales, whereas, increasing prices in third-quarter 2010 resulted in favorable revenue adjustments to June 30, 2010, provisionally priced copper sales. Refer to “Consolidated Results - Revenues” for further discussion.

Assuming achievement of current 2011 sales volume and cost estimates and average prices of $1,600 per ounce of gold and $14 per pound of molybdenum for fourth-quarter 2011, we estimate that average unit net cash costs (net of by-product credits) for our South America mining operations would approximate $1.17 per pound of copper for the year 2011, compared with $1.15 per pound in 2010.

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

The following provides additional information on these projects, including the continued development of the Common Infrastructure project, the Grasberg Block Cave and Big Gossan underground mines and development of the Deep Mill Level Zone (DMLZ) ore body, that lies below the DOZ underground mine.

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

Aggregate mine development capital for the Grasberg Block Cave mine and associated Common Infrastructure is expected to approximate $3.9 billion (incurred between 2008 and 2021), with PT Freeport Indonesia’s share totaling approximately $3.5 billion. Aggregate project costs totaling $485 million have been incurred through September 30, 2011 ($225 million during the first nine months of 2011).

Big Gossan. The Big Gossan underground mine is a high-grade deposit located near PT Freeport Indonesia’s existing milling complex. The Big Gossan mine is being developed as an open-stope mine with backfill consisting of mill tailings and cement, an established mining methodology. Production, which began in fourth-quarter 2010, is designed to ramp up to 7,000 metric tons of ore per day by the end of 2012 (equal to average annual aggregate incremental production of 125 million pounds of copper and 65,000 ounces of gold, with PT Freeport Indonesia receiving 60 percent of these amounts). The aggregate capital investment for this project is currently estimated at approximately $550 million, with PT Freeport Indonesia’s share totaling approximately $515 million. Aggregate project costs of $483 million have been incurred through September 30, 2011 ($39 million during the first nine months of 2011).

DMLZ. The DMLZ ore body lies below the DOZ mine at the 2,590-meter elevation and represents the downward continuation of mineralization in the Ertsberg East Skarn system and neighboring Ertsberg porphyry. We plan to mine the ore body using a block-cave method with production beginning in 2015, near completion of mining at the DOZ mine. Drilling efforts continue to determine the extent of this ore body. We continue to develop the Common Infrastructure project and tunnels from mill level. In 2009, we completed a portion of the spur to the DMLZ mine and reached the edge of the DMLZ terminal and development continued on terminal infrastructure and mine access in 2010. Aggregate mine development capital costs for the DMLZ are expected to approximate $2.0 billion (incurred from 2009 to 2020), with PT Freeport Indonesia’s share totaling approximately $1.2 billion. Aggregate project costs totaling $217 million have been incurred through September 30, 2011 ($114 million during the first nine months of 2011). Targeted production rates once the DMLZ mining operation reaches full capacity are expected to approximate 80,000 metric tons of ore per day.

Other Matters. As reported in Note 13 of our annual report on Form 10-K for the year ended December 31, 2010, in October 2010, PT Freeport Indonesia received an assessment from the Indonesian tax authorities for additional taxes of $106 million and interest of $52 million related to various audit exceptions for 2005. PT Freeport Indonesia has filed objections to these assessments because it believes that it has properly paid taxes for the year 2005. In October 2011, PT Freeport Indonesia also received an assessment from the Indonesian tax authorities for additional taxes of $22 million and interest of $10 million related to various audit exceptions for 2006. PT Freeport Indonesia plans to file objections to these assessments. PT Freeport Indonesia is working with the Indonesian tax authorities to resolve these matters.

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

As reported in “Risk Factors” contained in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2010, between July 2009 and January 2010, a series of shooting incidents along the road leading to our mining and milling operations at the Grasberg mining complex resulted in three fatalities and several injuries. In early April 2011, two additional incidents resulted in two fatalities and two injuries to PT Freeport Indonesia employees. In October 2011, additional shooting incidents in our tailings area and along the access road to the Grasberg mining complex resulted in six fatalities and several injuries. The investigation of these matters is continuing. We have taken precautionary measures, including limiting use of the road to secured convoys and the Indonesian government has responded with additional security forces and expressed a strong commitment to protect the safety of the community and our operations. Our mining and milling activities have not been interrupted by these incidents; however, prolonged limitations on access to the road could adversely affect operations at the mine. Refer to Part II, Item 1A. “Risk Factors.”

During third-quarter 2011, PT Freeport Indonesia was adversely affected by labor disruptions, including the eight-day strike in July 2011 and the ongoing strike that commenced September 15, 2011. The union has notified PT Freeport Indonesia that it intends to extend the strike to December 15, 2011. PT Freeport Indonesia continues to seek an end to the strike, which has no legal basis, and to conclude negotiations, on a fair and reasonable basis, of the bi-annual renewal of its collective labor agreement. PT Freeport Indonesia's compensation practices are highly competitive in Indonesia, and PT Freeport Indonesia has agreed to accept the recommendations of the government appointed mediator for a generous increase in wages and other benefits. However, the union has declined to accept these recommendations, and on October 10, 2011, PT Freeport Indonesia filed its case with the Industrial Court. We cannot predict when the strike will end or what the outcome of our labor negotiations will be.

As a result of the reduced production levels caused by the labor disruptions, PT Freeport Indonesia declared force majeure on certain of its concentrate sales contracts. Since October 22, 2011, milling operations have been temporarily suspended pending repairs to concentrate pipelines damaged as a result of civil unrest which occurred during the course of the strike. PT Freeport Indonesia has initiated repairs to the damaged pipelines but has not been able to gain full access to the affected areas because of road blockages by striking workers. PT Freeport Indonesia is working with local authorities to restore access to the road and the pipelines so that repairs can be completed and milling operations restarted. Refer to Part II, Item 1A. “Risk Factors” for further discussion of operational risks associated with labor disputes at our mining operations.

Operating Data. Following is summary operating data for our Indonesia mining operations for the third quarters and first nine months of 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Operating Data, Net of Joint Venture Interest
Copper (millions of recoverable pounds)
Production	233	358	778	913
Sales	253	364	796	919
Average realized price per pound	$3.29	$3.60	$3.82	$3.36

Gold (thousands of recoverable ounces)
Production	357	462	1,123	1,185
Sales	384	466	1,168	1,200
Average realized price per ounce	$1,695	$1,266	$1,565	$1,204

100% Operating Data
Ore milled (metric tons per day):[a]
Grasberg open pit	107,000	150,400	137,200	150,300
DOZ underground mine	43,900	78,500	58,900	78,500
Big Gossan underground mine	1,300	—	1,800	—
Total	152,200	228,900	197,900	228,800
Average ore grade:
Copper (percent)	0.90	0.92	0.80	0.84
Gold (grams per metric ton)	1.14	0.92	0.92	0.81
Recovery rates (percent):
Copper	89.8	89.1	88.2	88.8
Gold	82.4	83.6	81.3	80.6
Production (recoverable):
Copper (millions of pounds)	237	362	803	975
Gold (thousands of ounces)	408	513	1,261	1,298

a.	Amounts represent the approximate average daily throughput processed at PT Freeport Indonesia’s mill facilities from each producing mine.

At the Grasberg mine, the sequencing in mining areas with varying ore grades causes fluctuations in the timing of ore production resulting in varying quarterly and annual sales of copper and gold. Sales volumes from our Indonesia mining operations declined to 253 million pounds of copper and 384 thousand ounces of gold in third-quarter 2011 and 796 million pounds of copper and 1.2 million ounces of gold for the first nine months of 2011, compared with 364 million pounds of copper and 466 thousand ounces of gold in third-quarter 2010 and 919 million pounds of copper and 1.2 million ounces of gold for the first nine months of 2010, primarily because of planned sequencing of mining in a lower ore-grade section of the Grasberg open pit. The estimated impact from labor disruptions on third-quarter 2011 production, including the eight-day strike in July 2011 and the ongoing strike that commenced on September 15, 2011, totaled approximately 70 million pounds of copper and 100 thousand ounces of gold. PT Freeport Indonesia has developed revised operating plans during the strike and also sold concentrates from inventory during third-quarter 2011, which partly mitigated the lower production levels.

On October 19, 2011, we reported that for the year 2011, we expect sales from our Indonesia mining operations to approximate 1.0 billion pounds of copper and 1.45 million ounces of gold, compared with 1.2 billion pounds of copper and 1.8 million ounces of gold in 2010. We also reported that the impact of labor disruptions for the year 2011, which is subject to change based on operating rates, mine plans, the extent to which we can operate using a reduced workforce, and the timing of resumption of normal operations, is estimated to approximate 100 million pounds of copper and 100 thousand ounces of gold. Fourth-quarter 2011 sales estimates reflect reduced operations resulting from the current strike conditions, and include an assumption that operations are conducted on average at the reduced rates (mill throughput averaging approximately 175,000 metric tons of ore per day) throughout fourth-quarter 2011. During October 2011, mill throughput of approximately 120,000 metric tons of ore per day was below forecast because of the currently on-going suspension of milling and concentrate delivery operations since October 22, 2011. We will update our estimates of fourth quarter sales when repairs to the concentrate pipelines are completed.

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

Gross Profit per Pound of Copper and per Ounce of Gold

The following tables summarize the unit net cash costs and gross profit per pound of copper and per ounce of gold at our Indonesia mining operations for the third quarters and first nine months of 2011 and 2010. Refer to “Production Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended			Three Months Ended
	September 30, 2011			September 30, 2010
	By-Product Method	Co-Product Method		By-Product Method	Co-Product Method
		Copper	Gold		Copper	Gold
Revenues, excluding adjustments	$3.29	$3.29	$1,695	$3.60	$3.60	$1,266

Site production and delivery, before net noncash and other costs shown below	1.98	1.09	561	1.43	0.98	344
Gold and silver credits	(2.80)	—	—	(1.67)	—	—
Treatment charges	0.18	0.10	53	0.22	0.15	53
Royalty on metals	0.16	0.09	46	0.12	0.08	29
Unit net cash (credits) costs	(0.48)	1.28	660	0.10	1.21	426
Depreciation and amortization	0.25	0.13	69	0.20	0.14	48
Noncash and other costs, net	0.01	0.01	4	0.02	0.01	4
Total unit (credits) costs	(0.22)	1.42	733	0.32	1.36	478
Revenue adjustments, primarily for pricing on prior period open sales	(0.35)	(0.35)	74	0.22	0.22	(10)
Gross profit per pound/ounce	$3.16	$1.52	$1,036	$3.50	$2.46	$778

Copper sales (millions of recoverable pounds)	253	253		364	364
Gold sales (thousands of recoverable ounces)			384			466

	Nine Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2010
	By-Product Method	Co-Product Method		By-Product Method	Co-Product Method
		Copper	Gold		Copper	Gold
Revenues, excluding adjustments	$3.82	$3.82	$1,565	$3.36	$3.36	$1,204

Site production and delivery, before net noncash and other costs shown below	1.91	1.17	480	1.52	1.02	367
Gold and silver credits	(2.39)	—	—	(1.63)	—	—
Treatment charges	0.18	0.11	46	0.23	0.16	56
Royalty on metals	0.16	0.10	41	0.12	0.08	29
Unit net cash (credits) costs	(0.14)	1.38	567	0.24	1.26	452
Depreciation and amortization	0.23	0.14	56	0.21	0.14	50
Noncash and other costs, net	0.04	0.02	8	0.03	0.03	8
Total unit costs	0.13	1.54	631	0.48	1.43	510
Revenue adjustments, primarily for pricing on prior period open sales	(0.01)	(0.01)	(15)	(0.01)	(0.01)	1
Gross profit per pound/ounce	$3.68	$2.27	$919	$2.87	$1.92	$695

Copper sales (millions of recoverable pounds)	796	796		919	919
Gold sales (thousands of recoverable ounces)			1,168			1,200

Because of the fixed nature of a large portion of PT Freeport Indonesia’s costs, unit costs vary significantly from period to period depending on volumes of copper and gold sold during the period, and realized gold prices. Unit net cash costs (net of gold and silver credits) for our Indonesia mining operations averaged a net credit of $0.48 per pound of copper in third-quarter 2011 and net credit of $0.14 per pound of copper for the first nine months of 2011, compared with a net cost of $0.10 per pound of copper in third-quarter 2010 and a net cost of $0.24 per pound of copper for the first nine months of 2010. Lower unit net cash costs primarily reflected higher gold and silver credits ($1.13 per pound for the quarter and $0.76 for the nine-month period) that more than offset higher site production and delivery costs ($0.55 per pound for the quarter and $0.39 per pound for the nine-month period) primarily from lower copper volumes.

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold.

Revenue adjustments primarily result from changes in prices on provisionally priced copper sales recognized in prior periods. To the extent prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, lower copper prices at the end of third-quarter 2011 resulted in unfavorable revenue adjustments to June 30, 2011, provisionally priced copper sales, whereas, increasing prices in third-quarter 2010 resulted in favorable revenue adjustments to June 30, 2010, provisionally priced copper sales. Refer to “Consolidated Results - Revenues” for further discussion.

Assuming achievement of current sales volume and cost estimates, and an average gold price of $1,600 per ounce for fourth-quarter 2011, we estimate that average unit net cash costs for PT Freeport Indonesia (net of gold and silver credits) would approximate $0.03 per pound of copper for the year 2011, compared with a net credit of $0.04 per pound in 2010. Indonesia's unit net cash costs for 2011 would change by $0.025 per pound for each $50 per ounce change in the average price of gold during fourth-quarter 2011. Fourth-quarter 2011 unit net cash costs for PT Freeport Indonesia are expected to be higher than the average for the year primarily because of lower volumes.

Africa Mining
Africa mining includes the Tenke copper and cobalt mining concessions in the Katanga province of the DRC. The Tenke mine includes surface mining, leaching and SX/EW operations. Copper production from the Tenke mine is sold as copper cathode. In addition to copper, the Tenke mine produces cobalt hydroxide. All Africa mining operations are conducted by Tenke Fungurume Mining S.A.R.L. (TFM).

In October 2010, the government of the DRC concluded its review of TFM’s existing mining contracts and confirmed that they are in good standing. In connection with the review, TFM made several commitments that have been reflected in amendments to its mining contracts, which were signed by the parties in December 2010 (refer to Note

14 in our annual report on Form 10-K for the year ended December 31, 2010, for further discussion). In March 2011, the amendments were approved by a ministerial council, and a Presidential Decree signed by the President and Prime Minister of the DRC was issued in April 2011. After receiving the required government approval of the modifications to TFM's bylaws that reflect the agreement with the government of the DRC, our effective ownership interest in the project will be reduced to 56.0 percent prospectively, compared to our current ownership interest of 57.75 percent.

Operating and Development Activities. Pursuant to our agreement with Lundin Mining Corporation, we were responsible for funding 70 percent of the project development costs and 100 percent of certain cost overruns on the initial project. Of the approximate $2 billion we invested in the initial project, we have received payments of approximately $700 million through September 30, 2011.

The milling facilities at Tenke, which were designed to process ore at a rate of 8,000 metric tons per day, continue to perform above capacity, with throughput averaging 12,000 metric tons of ore per day in third-quarter 2011 and 10,800 metric tons of ore per day for the first nine months of 2011. Mining rates have been increased to enable additional copper production from the initial project capacity of 250 million pounds of copper per year to ramp up to approximately 290 million pounds of copper per year.

We are undertaking a second phase of the project, which would include optimizing the current plant and increasing capacity. As part of the second phase, we plan to expand the mill rate to 14,000 metric tons per day and to construct related processing facilities that would target the addition of approximately 150 million pounds of copper per year. The approximate $850 million project, which includes mill upgrades, additional mining equipment and a new tankhouse and sulphuric acid plant expansion, is targeted for completion in 2013.

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

Other Matters. During second-quarter 2011, we successfully revised the Collective Labor Agreement (CLA) with union-represented employees at TFM to conform provisions to recent changes in DRC law. The revisions did not contain any material modifications and will come up for review in August 2013. Salary scale, which is negotiated outside of the CLA on a bi-annual basis, is up for review in August 2012.

Operating Data. Following is summary operating data for our Africa mining operations for the third quarters and first nine months of 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Copper (millions of recoverable pounds)
Production	71	69	204	195
Sales	65	73	200	194
Average realized price per pound[a]	$3.46	$3.36	$3.89	$3.22

Cobalt (millions of contained pounds)
Production	6	5	18	14
Sales	6	6	19	13
Average realized price per pound	$10.05	$11.93	$10.71	$11.51

Ore milled (metric tons per day)	12,000	11,800	10,800	10,100
Average ore grade (percent):
Copper	3.21	3.20	3.42	3.55
Cobalt	0.41	0.39	0.40	0.40
Copper recovery rate (percent)	91.4	90.5	92.0	91.0

a.	Includes adjustments for point-of-sale transportation costs as negotiated in customer contracts.

Copper sales volumes from our Africa mining operations totaled 65 million pounds of copper in third-quarter 2011 and 200 million pounds of copper for the first nine months of 2011, compared with 73 million pounds in third-quarter 2010 and 194 million pounds for the first nine months of 2010. Lower copper sales volumes in third-quarter 2011 primarily reflected the timing of shipments.

For the year 2011, we expect sales volumes from our Africa mining operations to approximate 275 million pounds of copper and 25 million pounds of cobalt, compared with 262 million pounds of copper and 20 million pounds of cobalt in 2010.

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

Gross Profit per Pound of Copper and Cobalt

The following tables summarize the unit net cash costs and gross profit per pound of copper and cobalt at our Africa mining operations for the third quarters and first nine months of 2011 and 2010. Refer to “Production Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended			Three Months Ended
	September 30, 2011			September 30, 2010
	By-Product Method	Co-Product Method		By-Product Method	Co-Product Method
		Copper	Cobalt		Copper	Cobalt
Revenues, excluding adjustments[a]	$3.46	$3.46	$10.05	$3.36	$3.36	$11.93

Site production and delivery, before net noncash and other costs shown below	1.55	1.40	5.71	1.44	1.19	6.05
Cobalt credits[b]	(0.51)	—	—	(0.65)	—	—
Royalty on metals	0.08	0.06	0.15	0.07	0.06	0.19
Unit net cash costs	1.12	1.46	5.86	0.86	1.25	6.24
Depreciation and amortization	0.48	0.41	0.88	0.46	0.39	0.89
Noncash and other costs, net	0.24	0.20	0.44	0.20	0.16	0.37
Total unit costs	1.84	2.07	7.18	1.52	1.80	7.50
Revenue adjustments, primarily for pricing on prior period open sales	(0.01)	(0.01)	(0.10)	0.03	0.03	(0.89)
Other non-inventoriable costs	(0.05)	(0.05)	(0.09)	(0.04)	(0.04)	(0.09)
Gross profit per pound	$1.56	$1.33	$2.68	$1.83	$1.55	$3.45

Copper sales (millions of recoverable pounds)	65	65		73	73
Cobalt sales (millions of contained pounds)			6			6

	Nine Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2010
	By-Product Method	Co-Product Method		By-Product Method	Co-Product Method
		Copper	Cobalt		Copper	Cobalt
Revenues, excluding adjustments[a]	$3.89	$3.89	$10.71	$3.22	$3.22	$11.51

Site production and delivery, before net noncash and other costs shown below	1.57	1.37	5.62	1.37	1.23	5.88
Cobalt credits[b]	(0.68)	—	—	(0.54)	—	—
Royalty on metals	0.09	0.07	0.18	0.07	0.06	0.19
Unit net cash costs	0.98	1.44	5.80	0.90	1.29	6.07
Depreciation and amortization	0.49	0.41	0.82	0.49	0.40	1.24
Noncash and other costs, net	0.16	0.14	0.27	0.09	0.07	0.22
Total unit costs	1.63	1.99	6.89	1.48	1.76	7.53
Revenue adjustments, primarily for pricing on prior period open sales	(0.01)	(0.01)	0.12	—	—	0.28
Other non-inventoriable costs	(0.04)	(0.04)	(0.09)	(0.08)	(0.07)	(0.21)
Gross profit per pound	$2.21	$1.85	$3.85	$1.66	$1.39	$4.05

Copper sales (millions of recoverable pounds)	200	200		194	194
Cobalt sales (millions of contained pounds)			19			13

a.	Includes adjustments for point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

Unit net cash costs (net of cobalt credits) for our Africa mining operations of $1.12 per pound of copper in third-quarter 2011 and $0.98 per pound of copper for the first nine months of 2011 were higher than unit net cash costs of $0.86 per pound of copper in third-quarter 2010 and $0.90 per pound of copper for the first nine months of 2010. Higher unit net cash costs in the 2011 periods primarily reflected higher site production and delivery costs ($0.11 per pound for the quarter and $0.20 for the nine-month period) mostly associated with increased mining and milling activity and higher input costs. Lower cobalt credits in third-quarter 2011 ($0.14 per pound) also added to higher unit net cash costs, while for the first nine months of 2011 higher cobalt credits ($0.14 per pound) partly offset higher site production and delivery costs.

Assuming achievement of current sales volumes and cost estimates and an average cobalt price of $14 per pound for fourth-quarter 2011, we estimate that average unit net cash costs (net of cobalt credits) would approximate $1.03 per pound of copper for the year 2011, compared with $0.90 per pound in 2010. Africa's unit net cash costs for 2011 would change by $0.03 per pound for each $2 per pound change in the average price of cobalt during fourth-quarter 2011.

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

Development Activities. Construction activities at the Climax molybdenum mine are approximately 80 percent complete. We plan to commence production during 2012. Production from the Climax mine is expected to ramp up to a rate of 20 million pounds of molybdenum per year during 2013 and, depending on market conditions, may be increased to 30 million pounds of molybdenum per year. We intend to operate our Climax and Henderson molybdenum mines in a flexible manner to meet market requirements. Total estimated initial costs for the project approximate $710 million plus an additional approximate $200 million for tailings dam and water treatment facilities to be completed after startup. Project cost of $577 million have been incurred through September 30, 2011 ($304 million during the first nine months of 2011).

Other Matters. During second-quarter 2011, we successfully negotiated a new three-year labor agreement covering union-represented employees at Stowmarket, our molybdenum conversion facility in the United Kingdom. We are also negotiating the renewal of the labor agreement covering union-represented employees at Rotterdam, our molybdenum conversion facility in the Netherlands, which expired in March 2011.

Operating Data. Following is summary operating data for the Molybdenum operations for the third quarters and first nine months of 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Molybdenum (millions of recoverable pounds)
Production[a]	11	10	30	30
Sales, excluding purchases[b]	19	17	60	50
Average realized price per pound	$16.34	$16.06	$17.57	$16.43

Henderson molybdenum mine
Ore milled (metric tons per day)	24,500	23,000	23,300	23,000
Average molybdenum ore grade (percent)	0.24	0.25	0.24	0.25
Molybdenum production (millions of recoverable pounds)	11	10	30	30

a.	Reflects production at the Henderson molybdenum mine.

b.	Includes sales of molybdenum produced at our North and South America copper mines.

Consolidated molybdenum sales volumes increased to 19 million pounds in third-quarter 2011 and 60 million pounds for the first nine months of 2011, compared with 17 million pounds in third-quarter 2010 and 50 million pounds for the first nine months of 2010.

For the year 2011, we expect molybdenum sales volumes to approximate 78 million pounds (of which approximately 45 million pounds represents molybdenum production from our North and South America copper mines), compared with 67 million pounds in 2010 (of which 32 million pounds represented molybdenum production from our North and South America copper mines).

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

Gross Profit per Pound of Molybdenum

The following table summarizes the unit net cash costs and gross profit per pound of molybdenum at our Henderson molybdenum mine for the third quarters and first nine months of 2011 and 2010. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues, excluding adjustments	$15.38	$15.42	$16.66	$15.84

Site production and delivery, before net noncash and other costs shown below	5.21	4.87	5.26	4.67
Treatment charges and other	1.03	1.07	0.93	1.08
Unit net cash costs	6.24	5.94	6.19	5.75
Depreciation, depletion and amortization	0.94	0.83	0.90	0.83
Noncash and other costs, net	0.03	0.03	0.04	0.03
Total unit costs	7.21	6.80	7.13	6.61
Gross profit[a]	$8.17	$8.62	$9.53	$9.23

Molybdenum sales (millions of recoverable pounds)[b]	11	10	30	30

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

Henderson’s unit net cash costs were $6.24 per pound of molybdenum in third-quarter 2011 and $6.19 per pound of molybdenum for the first nine months of 2011, compared with $5.94 per pound of molybdenum in third-quarter 2010 and $5.75 per pound of molybdenum for the first nine months of 2010, primarily reflecting higher input costs, including labor and materials.

Assuming achievement of current 2011 sales volume and cost estimates, we estimate that unit net cash costs for Henderson to approximate $6.50 per pound of molybdenum for the year 2011, compared with $5.90 per pound in 2010.

Atlantic Copper Smelting & Refining
Atlantic Copper, our wholly owned subsidiary located in Spain, smelts and refines copper concentrates and markets refined copper and precious metals in slimes. During the first nine months of 2011, Atlantic Copper purchased approximately 32 percent of its concentrate requirements from our Indonesia mining operations and approximately 22 percent from our South America mining operations. Through this form of downstream integration, we are assured placement of a significant portion of our concentrate production.

Smelting and refining charges consist of a base rate and, in certain contracts, price participation based on copper prices. Treatment charges for smelting and refining copper concentrates represent a cost to our Indonesia and our South America mining operations, and income to Atlantic Copper and PT Smelting, PT Freeport Indonesia's 25 percent owned smelter and refinery. Thus, higher treatment and refining charges benefit our smelter operations and adversely affect our mining operations in Indonesia and South America. Our North America copper mines are not significantly affected by changes in treatment and refining charges because these operations are largely integrated with our wholly owned Miami smelter located in Arizona.

In May 2011, Atlantic Copper successfully completed a scheduled 26-day maintenance turnaround, which had a $30 million impact on production and delivery costs for the first nine months of 2011. Atlantic Copper's major maintenance turnarounds typically occur approximately every eight years, with short-term maintenance turnarounds in the interim.

Atlantic Copper had operating losses of $5 million in third-quarter 2011 and $70 million for the first nine months of 2011, compared with $8 million in third-quarter 2010 and $21 million for the first nine months of 2010. The decline in

Atlantic Copper’s operating results for the nine month period primarily reflects the impact of the May 2011 scheduled maintenance turnaround, lower gold credits and currency exchange rate impacts.

We defer recognizing profits on sales from our Indonesia and South America mining operations to Atlantic Copper and on 25 percent of Indonesia mining sales to PT Smelting until final sales to third parties occur. Our net deferred profits on our Indonesia and South America mining operations concentrate inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income after taxes and noncontrolling interests totaled $101 million at September 30, 2011. Changes in these deferrals attributable to variability in intercompany volumes resulted in net additions to net income attributable to common stockholders totaling $84 million ($0.09 per share) in third-quarter 2011 and $82 million ($0.09 per share) for the first nine months of 2011, compared with net reductions of $38 million ($0.04 per share) in third-quarter 2010 and $66 million ($0.07 per share) for the first nine months of 2010. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices will result in variability in our net deferred profits and quarterly earnings.
CAPITAL RESOURCES AND LIQUIDITY

Our operating cash flows vary with prices realized from copper, gold and molybdenum sales, our sales volumes, production costs, income taxes and other working capital changes and other factors. Strong operating performance and favorable copper and gold prices have enabled us to enhance our financial and liquidity position, reduce debt and pay cash dividends to shareholders, while pursuing future growth opportunities. While the near-term economic outlook is uncertain and has resulted in recent declines in copper prices, we view the long-term outlook for our business positively, supported by limitations on supplies of copper and by the requirements for copper in the world’s economy, and will continue to adjust our operating strategy as market conditions change.

Based on current mine plans and subject to future copper, gold and molybdenum prices, we expect estimated operating cash flows for the year 2011 to be greater than our budgeted capital expenditures, expected debt payments, dividends, noncontrolling interest distributions and other cash requirements.

Cash and Cash Equivalents
At September 30, 2011, we had consolidated cash and cash equivalents of $5.1 billion. The following table reflects the U.S. and international components of consolidated cash and cash equivalents at September 30, 2011, and December 31, 2010 (in billions):

	September 30, 2011	December 31, 2010
Cash at domestic companies[a]	$2.5	$1.9
Cash at international operations	2.6	1.8
Total consolidated cash and cash equivalents	5.1	3.7
Less: Noncontrolling interests’ share	(0.8)	(0.4)
Cash, net of noncontrolling interests’ share	4.3	3.3
Less: Withholding taxes and other	(0.1)	(0.2)
Net cash available to FCX	$4.2	$3.1

a.	Includes cash at our parent company and other North America operations.

Cash held at our international operations is generally used to support our foreign operations' capital expenditures, operating expenses, working capital or other cash needs. At September 30, 2011, management believed that sufficient liquidity was available in the U.S. With the exception of Tenke Fungurume, we have not elected to permanently reinvest earnings from our foreign subsidiaries, and we have recorded deferred tax liabilities for foreign earnings that are available to be repatriated to the U.S. From time to time, our foreign subsidiaries distribute earnings to the U.S. through dividends which are subject to applicable withholding taxes and noncontrolling interests' share.

Operating Activities
Our operating cash flows vary with prices realized from copper, gold and molybdenum sales, our sales volumes, production costs, income taxes and other working capital changes and other factors. We generated operating cash flows totaling $5.9 billion for the first nine months of 2011, net of $126 million for working capital uses, compared with operating cash flows totaling $4.2 billion for the first nine months of 2010, net of $529 million for working capital uses. Higher operating cash flows for the first nine months of 2011, compared with the first nine months of 2010, primarily reflected higher copper and gold price realizations.

Refer to “Outlook” for further discussion of projected operating cash flows for the year 2011.

Investing Activities
Capital expenditures, including capitalized interest, increased to $1.7 billion for the first nine months of 2011, compared with $877 million for the first nine months of 2010, primarily reflecting higher capital spending in the 2011 period associated with our development projects, including increased spending for construction on the Climax molybdenum mine, the underground development projects at Grasberg and the restart of mining and milling activities at the Chino mine in North America. Refer to “Operations” for further discussion.

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

Financing Activities
Debt and Equity Transactions. At September 30, 2011, total debt approximated $3.5 billion, and we had 948 million common shares outstanding.

In April 2011, we redeemed the remaining $1.1 billion of our outstanding 8.25% Senior Notes. In addition, during the first nine months of 2011, we made open-market purchases of $35 million of our 9.5% Senior Notes and repaid the remaining $85 million of our 8.75% Senior Notes. Refer to Note 6 for further discussion.

In April 2010, we redeemed all of our $1 billion of outstanding Senior Floating Rate Notes. In addition, during the first nine months of 2010, we made open-market purchases of $547 million of our 8.25% and 8.375% Senior Notes. Refer to Note 6 for further discussion.

Since January 1, 2009, we have repaid approximately $3.8 billion of our outstanding debt resulting in estimated annual interest savings of approximately $260 million based on current interest rates. We have no significant debt maturities through 2016; however, we may consider opportunities to prepay debt in advance of scheduled maturities. We have $3.0 billion in 8.375% Senior Notes that are redeemable in whole or in part, at our option, at make-whole redemption prices prior to April 2012, and afterwards at stated redemption prices.

On March 30, 2011, we entered into a new senior unsecured revolving credit facility, which replaced the revolving credit facilities that were scheduled to expire on March 19, 2012. This revolving credit facility is available until March 30, 2016, in an aggregate principal amount of $1.5 billion, with $500 million available to PT Freeport Indonesia. At September 30, 2011, we had no borrowings and $44 million in letters of credit issued under the revolving credit facility, resulting in availability of approximately $1.5 billion. Refer to Note 6 for further discussion.

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

Dividends. Common stock dividends paid for the first nine months of 2011 totaled $1.2 billion, which included $474 million for the supplemental dividend paid on June 1, 2011. Common stock dividends for the first nine months of 2010 totaled $272 million.

After being suspended in late 2008, the Board reinstated a cash dividend on our common stock in October 2009 at an annual rate of $0.30 per share ($0.075 per share quarterly). In April 2010, the Board authorized an increase in the annual cash dividend to an annual rate of $0.60 per share ($0.15 per share quarterly) and in October 2010, the

Board authorized another increase in the cash dividend to the current annual rate of $1.00 per share ($0.25 per share quarterly). The Board also authorized supplemental common stock dividends of $0.50 per share paid in December 2010 and $0.50 per share paid in June 2011.

On September 29, 2011, the Board declared a regular quarterly dividend of $0.25 per share, which was paid on November 1, 2011. The declaration of dividends is at the discretion of the Board. The amount of cash dividends on our common stock is dependent upon our financial results, cash requirements, future prospects and other factors deemed relevant by the Board. The Board will continue to review our financial policy on an ongoing basis.

During 2010, our 6¾% Mandatory Convertible Preferred Stock automatically converted into 78.9 million shares of our common stock (refer to Note 11 of our annual report on Form 10-K for the year ended December 31, 2010, for further discussion). As a result, we no longer have requirements to pay preferred stock dividends. Preferred stock dividends paid totaled $95 million for the first nine months of 2010.

Cash dividends paid to noncontrolling interests totaled $350 million for the first nine months of 2011 and $330 million for the first nine months of 2010, reflecting dividends paid to the noncontrolling interest owners of PT Freeport Indonesia and our South America mines.

CONTRACTUAL OBLIGATIONS

There have been no material changes in our contractual obligations since year-end 2010. Refer to Item 7 in our annual report on Form 10-K for the year ended December 31, 2010, for further information regarding our contractual obligations.

ENVIRONMENTAL AND RECLAMATION MATTERS

Our mining, exploration, production and historical operating activities are subject to stringent laws and regulations governing the protection of the environment. We review changes in facts and circumstances associated with our environmental and reclamation obligations at least quarterly. There have been no material changes to our environmental and reclamation obligations since year-end 2010. However, updated cost assumptions, including increases and decreases to cost estimates and changes in the anticipated scope and timing of remediation activities, resulted in revisions to certain of our environmental obligations and resulted in a net charge of $31 million to environmental obligations and shutdown costs in third-quarter 2011. Refer to Note 13 in our annual report on Form 10-K for the year ended December 31, 2010, for further information regarding environmental and reclamation obligations.

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

We show adjustments for prior period open sales as separate line items. Because these adjustments do not result from current period sales, we have reflected these separately from revenues on current period sales. Noncash and other costs consist of items such as stock-based compensation costs, write-offs of equipment and/or unusual charges. They are removed from site production and delivery costs in the calculation of unit net cash costs. As discussed above, gold, molybdenum and other metal revenues at copper mines are reflected as credits against site production and delivery costs in the by-product method. Following are presentations under both the by-product and co-product methods together with reconciliations to amounts reported in our consolidated financial statements.

North America Copper Mines Product Revenues and Production Costs

Three Months Ended September 30, 2011
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,240	$1,240	$146	$40	$1,426

Site production and delivery, before net noncash and other costs shown below	569	506	64	15	585
By-product credits[a]	(170)	—	—	—	—
Treatment charges	36	34	—	2	36
Net cash costs	435	540	64	17	621
Depreciation, depletion and amortization	64	59	4	1	64
Noncash and other costs, net	12	12	—	—	12
Total costs	511	611	68	18	697
Revenue adjustments	(11)	(11)	—	—	(11)
Idle facility and other non-inventoriable costs	(19)	(19)	—	—	(19)
Gross profit	$699	$599	$78	$22	$699

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,426	$585	$64
Treatment charges	N/A	36	N/A
Net noncash and other costs	N/A	12	N/A
Revenue adjustments	(11)	N/A	N/A
Idle facility and other non-inventoriable costs	N/A	19	N/A
Eliminations and other	4	12	3
North America copper mines	1,419	664	67
South America mining	1,053	478	64
Indonesia mining	1,362	503	62
Africa mining	276	142	32
Molybdenum	332	260	14
Rod & Refining	1,396	1,390	2
Atlantic Copper Smelting & Refining	837	826	11
Corporate, other & eliminations	(1,480)	(1,693)	5
As reported in FCX’s consolidated financial statements	$5,195	$2,570	$257

a.	Molybdenum credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

North America Copper Mines Product Revenues and Production Costs (continued)

Three Months Ended September 30, 2010
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$881	$881	$96	$13	$990

Site production and delivery, before net noncash and other costs shown below	429	384	52	7	443
By-product credits[a]	(95)	—	—	—	—
Treatment charges	27	26	—	1	27
Net cash costs	361	410	52	8	470
Depreciation, depletion and amortization	63	59	3	1	63
Noncash and other costs, net	30	31	(1)	—	30
Total costs	454	500	54	9	563
Revenue adjustments	—	—	—	—	—
Idle facility and other non-inventoriable costs	(26)	(25)	(1)	—	(26)
Gross profit	$401	$356	$41	$4	$401

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$990	$443	$63
Treatment charges	N/A	27	N/A
Net noncash and other costs	N/A	30	N/A
Revenue adjustments	—	N/A	N/A
Idle facility and other non-inventoriable costs	N/A	26	N/A
Eliminations and other	8	10	4
North America copper mines	998	536	67
South America mining	1,465	462	66
Indonesia mining	1,874	528	72
Africa mining	307	141	34
Molybdenum	293	199	13
Rod & Refining	1,181	1,172	2
Atlantic Copper Smelting & Refining	595	590	9
Corporate, other & eliminations	(1,561)	(1,362)	5
As reported in FCX’s consolidated financial statements	$5,152	$2,266	$268

a.	Molybdenum credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

North America Copper Mines Product Revenues and Production Costs (continued)

Nine Months Ended September 30, 2011
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$3,820	$3,820	$429	$84	$4,333

Site production and delivery, before net noncash and other costs shown below	1,637	1,466	178	33	1,677
By-product credits[a]	(473)	—	—	—	—
Treatment charges	97	93	—	4	97
Net cash costs	1,261	1,559	178	37	1,774
Depreciation, depletion and amortization	185	173	10	2	185
Noncash and other costs, net	70	68	1	1	70
Total costs	1,516	1,800	189	40	2,029
Revenue adjustments	(1)	(1)	—	—	(1)
Idle facility and other non-inventoriable costs	(47)	(46)	(1)	—	(47)
Gross profit	$2,256	$1,973	$239	$44	$2,256

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$4,333	$1,677	$185
Treatment charges	N/A	97	N/A
Net noncash and other costs	N/A	70	N/A
Revenue adjustments	(1)	N/A	N/A
Idle facility and other non-inventoriable costs	N/A	47	N/A
Eliminations and other	7	32	11
North America copper mines	4,339	1,923	196
South America mining	3,903	1,330	187
Indonesia mining	4,656	1,547	179
Africa mining	963	422	98
Molybdenum	1,119	786	44
Rod & Refining	4,310	4,292	6
Atlantic Copper Smelting & Refining	2,252	2,274	30
Corporate, other & eliminations	(4,824)	(5,070)	16
As reported in FCX’s consolidated financial statements	$16,718	$7,504	$756

a.	Molybdenum credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

North America Copper Mines Product Revenues and Production Costs (continued)

Nine Months Ended September 30, 2010
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$2,771	$2,771	$277	$44	$3,092

Site production and delivery, before net noncash and other costs shown below	1,231	1,109	144	21	1,274
By-product credits[a]	(278)	—	—	—	—
Treatment charges	75	73	—	2	75
Net cash costs	1,028	1,182	144	23	1,349
Depreciation, depletion and amortization	207	195	10	2	207
Noncash and other costs, net	107	107	—	—	107
Total costs	1,342	1,484	154	25	1,663
Revenue adjustments	(2)	(2)	—	—	(2)
Idle facility and other non-inventoriable costs	(65)	(64)	(1)	—	(65)
Gross profit	$1,362	$1,221	$122	$19	$1,362

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$3,092	$1,274	$207
Treatment charges	N/A	75	N/A
Net noncash and other costs	N/A	107	N/A
Revenue adjustments	(2)	N/A	N/A
Idle facility and other non-inventoriable costs	N/A	65	N/A
Eliminations and other	26	36	13
North America copper mines	3,116	1,557	220
South America mining	3,383	1,227	186
Indonesia mining	4,260	1,430	192
Africa mining	763	347	94
Molybdenum	893	574	38
Rod & Refining	3,383	3,360	6
Atlantic Copper Smelting & Refining	1,844	1,823	28
Corporate, other & eliminations	(4,263)	(4,084)	24
As reported in FCX’s consolidated financial statements	$13,379	$6,234	$788

a.	Molybdenum credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

South America Mining Product Revenues and Production Costs

Three Months Ended September 30, 2011
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other		Total
Revenues, excluding adjustments	$1,112	$1,112	$124	[a]	$1,236

Site production and delivery, before net noncash and other costs shown below	445	402	50		452
By-product credits	(117)	—	—		—
Treatment charges	43	43	—		43
Net cash costs	371	445	50		495
Depreciation, depletion and amortization	64	60	4		64
Noncash and other costs, net	5	4	1		5
Total costs	440	509	55		564
Revenue adjustments, primarily for pricing on prior period open sales	(147)	(147)	—		(147)
Other non-inventoriable costs	(22)	(18)	(4)		(22)
Gross profit	$503	$438	$65		$503

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,236	$452	$64
Treatment charges	(43)	N/A	N/A
Net noncash and other costs	N/A	5	N/A
Revenue adjustments, primarily for pricing on prior period open sales	(147)	N/A	N/A
Other non-inventoriable costs	N/A	22	N/A
Eliminations and other	7	(1)	—
South America mining	1,053	478	64
North America copper mines	1,419	664	67
Indonesia mining	1,362	503	62
Africa mining	276	142	32
Molybdenum	332	260	14
Rod & Refining	1,396	1,390	2
Atlantic Copper Smelting & Refining	837	826	11
Corporate, other & eliminations	(1,480)	(1,693)	5
As reported in FCX’s consolidated financial statements	$5,195	$2,570	$257

a.
Includes gold sales of 23 thousand ounces ($1,664 per ounce average realized price) and silver sales of 834 thousand ounces ($40.75 per ounce average realized price); also includes molybdenum sales of 2 million pounds ($13.53 per pound average realized price), which reflects molybdenum produced by Cerro Verde at market-based pricing.

South America Mining Product Revenues and Production Costs (continued)

Three Months Ended September 30, 2010
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other		Total
Revenues, excluding adjustments	$1,341	$1,341	$85	[a]	$1,426

Site production and delivery, before net noncash and other costs shown below	439	413	30		443
By-product credits	(81)	—	—		—
Treatment charges	68	68	—		68
Net cash costs	426	481	30		511
Depreciation, depletion and amortization	65	62	3		65
Noncash and other costs, net	7	7	—		7
Total costs	498	550	33		583
Revenue adjustments, primarily for pricing on prior period open sales	106	106	—		106
Other non-inventoriable costs	(16)	(15)	(1)		(16)
Gross profit	$933	$882	$51		$933

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,426	$443	$65
Treatment charges	(68)	N/A	N/A
Net noncash and other costs	N/A	7	N/A
Revenue adjustments, primarily for pricing on prior period open sales	106	N/A	N/A
Other non-inventoriable costs	N/A	16	N/A
Eliminations and other	1	(4)	1
South America mining	1,465	462	66
North America copper mines	998	536	67
Indonesia mining	1,874	528	72
Africa mining	307	141	34
Molybdenum	293	199	13
Rod & Refining	1,181	1,172	2
Atlantic Copper Smelting & Refining	595	590	9
Corporate, other & eliminations	(1,561)	(1,362)	5
As reported in FCX’s consolidated financial statements	$5,152	$2,266	$268

a.
Includes gold sales of 30 thousand ounces ($1,265 per ounce average realized price) and silver sales of 883 thousand ounces ($18.98 per ounce average realized price); also includes molybdenum sales of 2 million pounds ($13.84 per pound average realized price), which reflects molybdenum produced by Cerro Verde at market-based pricing.

South America Mining Product Revenues and Production Costs (continued)

Nine Months Ended September 30, 2011
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other		Total
Revenues, excluding adjustments	$3,688	$3,688	$372	[a]	$4,060

Site production and delivery, before net noncash and other costs shown below	1,268	1,159	128		1,287
By-product credits	(353)	—	—		—
Treatment charges	164	164	—		164
Net cash costs	1,079	1,323	128		1,451
Depreciation, depletion and amortization	187	175	12		187
Noncash and other costs, net	15	14	1		15
Total costs	1,281	1,512	141		1,653
Revenue adjustments, primarily for pricing on prior period open sales	14	(6)	20		14
Other non-inventoriable costs	(53)	(46)	(7)		(53)
Gross profit	$2,368	$2,124	$244		$2,368

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$4,060	$1,287	$187
Treatment charges	(164)	N/A	N/A
Net noncash and other costs	N/A	15	N/A
Revenue adjustments, primarily for pricing on prior period open sales	14	N/A	N/A
Other non-inventoriable costs	N/A	53	N/A
Eliminations and other	(7)	(25)	—
South America mining	3,903	1,330	187
North America copper mines	4,339	1,923	196
Indonesia mining	4,656	1,547	179
Africa mining	963	422	98
Molybdenum	1,119	786	44
Rod & Refining	4,310	4,292	6
Atlantic Copper Smelting & Refining	2,252	2,274	30
Corporate, other & eliminations	(4,824)	(5,070)	16
As reported in FCX’s consolidated financial statements	$16,718	$7,504	$756

a.
Includes gold sales of 72 thousand ounces ($1,556 per ounce average realized price) and silver sales of 2.3 million ounces ($38.70 per ounce average realized price); also includes molybdenum sales of 8 million pounds ($14.59 per pound average realized price), which reflects molybdenum produced by Cerro Verde at market-based pricing.

South America Mining Product Revenues and Production Costs (continued)

Nine Months Ended September 30, 2010
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other		Total
Revenues, excluding adjustments	$3,343	$3,343	$201	[a]	$3,544

Site production and delivery, before net noncash and other costs shown below	1,185	1,118	79		1,197
By-product credits	(189)	—	—		—
Treatment charges	148	148	—		148
Net cash costs	1,144	1,266	79		1,345
Depreciation, depletion and amortization	184	176	8		184
Noncash and other costs, net	14	13	1		14
Total costs	1,342	1,455	88		1,543
Revenue adjustments, primarily for pricing on prior period open sales	(15)	(15)	—		(15)
Other non-inventoriable costs	(30)	(27)	(3)		(30)
Gross profit	$1,956	$1,846	$110		$1,956

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$3,544	$1,197	$184
Treatment charges	(148)	N/A	N/A
Net noncash and other costs	N/A	14	N/A
Revenue adjustments, primarily for pricing on prior period open sales	(15)	N/A	N/A
Other non-inventoriable costs	N/A	30	N/A
Eliminations and other	2	(14)	2
South America mining	3,383	1,227	186
North America copper mines	3,116	1,557	220
Indonesia mining	4,260	1,430	192
Africa mining	763	347	94
Molybdenum	893	574	38
Rod & Refining	3,383	3,360	6
Atlantic Copper Smelting & Refining	1,844	1,823	28
Corporate, other & eliminations	(4,263)	(4,084)	24
As reported in FCX’s consolidated financial statements	$13,379	$6,234	$788

a.
Includes gold sales of 69 thousand ounces ($1,211 per ounce average realized price) and silver sales of 2.0 million ounces ($18.26 per ounce average realized price); also includes molybdenum sales of 5 million pounds ($13.10 per pound average realized price), which reflects molybdenum produced by Cerro Verde at market-based pricing.

Indonesia Mining Product Revenues and Production Costs

Three Months Ended September 30, 2011
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver		Total
Revenues, excluding adjustments	$831	$831	$650	$27	[a]	$1,508

Site production and delivery, before net noncash and other costs shown below	499	275	215	9		499
Gold and silver credits	(707)	—	—	—		—
Treatment charges	47	26	20	1		47
Royalty on metals	41	23	17	1		41
Net cash (credits) costs	(120)	324	252	11		587
Depreciation and amortization	62	34	27	1		62
Noncash and other costs, net	4	2	2	—		4
Total (credits) costs	(54)	360	281	12		653
Revenue adjustments, primarily for pricing on prior period open sales	(88)	(88)	28	2		(58)
Gross profit	$797	$383	$397	$17		$797

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,508	$499	$62
Treatment charges	(47)	N/A	N/A
Royalty on metals	(41)	N/A	N/A
Net noncash and other costs	N/A	4	N/A
Revenue adjustments, primarily for pricing on prior period open sales	(58)	N/A	N/A
Indonesia mining	1,362	503	62
North America copper mines	1,419	664	67
South America mining	1,053	478	64
Africa mining	276	142	32
Molybdenum	332	260	14
Rod & Refining	1,396	1,390	2
Atlantic Copper Smelting & Refining	837	826	11
Corporate, other & eliminations	(1,480)	(1,693)	5
As reported in FCX’s consolidated financial statements	$5,195	$2,570	$257

a.	Includes silver sales of 807 thousand ounces ($34.05 per ounce average realized price).

Indonesia Mining Product Revenues and Production Costs (continued)

Three Months Ended September 30, 2010
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver		Total
Revenues, excluding adjustments	$1,310	$1,310	$590	$22	[a]	$1,922

Site production and delivery, before net noncash and other costs shown below	522	356	160	6		522
Gold and silver credits	(609)	—	—	—		—
Treatment charges	79	54	24	1		79
Royalty on metals	45	31	14	—		45
Net cash costs	37	441	198	7		646
Depreciation and amortization	72	49	22	1		72
Noncash and other costs, net	6	4	2	—		6
Total costs	115	494	222	8		724
Revenue adjustments, primarily for pricing on prior period open sales	79	79	(5)	2		76
Gross profit	$1,274	$895	$363	$16		$1,274

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,922	$522	$72
Treatment charges	(79)	N/A	N/A
Royalty on metals	(45)	N/A	N/A
Net noncash and other costs	N/A	6	N/A
Revenue adjustments, primarily for pricing on prior period open sales	76	N/A	N/A
Indonesia mining	1,874	528	72
North America copper mines	998	536	67
South America mining	1,465	462	66
Africa mining	307	141	34
Molybdenum	293	199	13
Rod & Refining	1,181	1,172	2
Atlantic Copper Smelting & Refining	595	590	9
Corporate, other & eliminations	(1,561)	(1,362)	5
As reported in FCX’s consolidated financial statements	$5,152	$2,266	$268

a.	Includes silver sales of 1.1 million ounces ($20.93 per ounce average realized price).

Indonesia Mining Product Revenues and Production Costs (continued)

Nine Months Ended September 30, 2011
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver		Total
Revenues, excluding adjustments	$3,040	$3,040	$1,829	$92	[a]	$4,961

Site production and delivery, before net noncash and other costs shown below	1,521	932	561	28		1,521
Gold and silver credits	(1,903)	—	—	—		—
Treatment charges	145	89	53	3		145
Royalty on metals	130	79	48	3		130
Net cash (credits) costs	(107)	1,100	662	34		1,796
Depreciation and amortization	179	110	66	3		179
Noncash and other costs, net	26	16	10	—		26
Total costs	98	1,226	738	37		2,001
Revenue adjustments, primarily for pricing on prior period open sales	(12)	(12)	(17)	(1)		(30)
Gross profit	$2,930	$1,802	$1,074	$54		$2,930

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$4,961	$1,521	$179
Treatment charges	(145)	N/A	N/A
Royalty on metals	(130)	N/A	N/A
Net noncash and other costs	N/A	26	N/A
Revenue adjustments, primarily for pricing on prior period open sales	(30)	N/A	N/A
Indonesia mining	4,656	1,547	179
North America copper mines	4,339	1,923	196
South America mining	3,903	1,330	187
Africa mining	963	422	98
Molybdenum	1,119	786	44
Rod & Refining	4,310	4,292	6
Atlantic Copper Smelting & Refining	2,252	2,274	30
Corporate, other & eliminations	(4,824)	(5,070)	16
As reported in FCX’s consolidated financial statements	$16,718	$7,504	$756

a.	Includes silver sales of 2.5 million ounces ($36.44 per ounce average realized price).

Indonesia Mining Product Revenues and Production Costs (continued)

Nine Months Ended September 30, 2010
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver		Total
Revenues, excluding adjustments	$3,085	$3,085	$1,445	$59	[a]	$4,589

Site production and delivery, before net noncash and other costs shown below	1,400	941	441	18		1,400
Gold and silver credits	(1,505)	—	—	—		—
Treatment charges	213	144	67	2		213
Royalty on metals	109	73	34	2		109
Net cash costs	217	1,158	542	22		1,722
Depreciation and amortization	192	129	60	3		192
Noncash and other costs, net	30	20	10	—		30
Total costs	439	1,307	612	25		1,944
Revenue adjustments, primarily for pricing on prior period open sales	(8)	(8)	1	—		(7)
Gross profit	$2,638	$1,770	$834	$34		$2,638

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$4,589	$1,400	$192
Treatment charges	(213)	N/A	N/A
Royalty on metals	(109)	N/A	N/A
Net noncash and other costs	N/A	30	N/A
Revenue adjustments, primarily for pricing on prior period open sales	(7)	N/A	N/A
Indonesia mining	4,260	1,430	192
North America copper mines	3,116	1,557	220
South America mining	3,383	1,227	186
Africa mining	763	347	94
Molybdenum	893	574	38
Rod & Refining	3,383	3,360	6
Atlantic Copper Smelting & Refining	1,844	1,823	28
Corporate, other & eliminations	(4,263)	(4,084)	24
As reported in FCX’s consolidated financial statements	$13,379	$6,234	$788

a.	Includes silver sales of 3.2 million ounces ($18.90 per ounce average realized price).

Africa Mining Product Revenues and Production Costs

Three Months Ended September 30, 2011
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt	Total
Revenues, excluding adjustments[a]	$226	$226	$56	$282

Site production and delivery, before net noncash and other costs shown below	101	92	31	123
Cobalt credits[b]	(34)	—	—	—
Royalty on metals	5	4	1	5
Net cash costs	72	96	32	128
Depreciation, depletion and amortization	32	27	5	32
Noncash and other costs, net	16	13	3	16
Total costs	120	136	40	176
Revenue adjustments, primarily for pricing on prior period open sales	(1)	(1)	—	(1)
Other non-inventoriable costs	(3)	(2)	(1)	(3)
Gross profit	$102	$87	$15	$102

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$282	$123	$32
Royalty on metals	(5)	N/A	N/A
Net noncash and other costs	N/A	16	N/A
Revenue adjustments, primarily for pricing on prior period open sales	(1)	N/A	N/A
Other non-inventoriable costs	N/A	3	N/A
Africa mining	276	142	32
North America copper mines	1,419	664	67
South America mining	1,053	478	64
Indonesia mining	1,362	503	62
Molybdenum	332	260	14
Rod & Refining	1,396	1,390	2
Atlantic Copper Smelting & Refining	837	826	11
Corporate, other & eliminations	(1,480)	(1,693)	5
As reported in FCX’s consolidated financial statements	$5,195	$2,570	$257

a.	Includes adjustments for point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

Africa Mining Product Revenues and Production Costs (continued)

Three Months Ended September 30, 2010
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt	Total
Revenues, excluding adjustments[a]	$244	$244	$72	$316

Site production and delivery, before net noncash and other costs shown below	104	87	36	123
Cobalt credits[b]	(48)	—	—	—
Royalty on metals	6	5	1	6
Net cash costs	62	92	37	129
Depreciation, depletion and amortization	34	28	6	34
Noncash and other costs, net	14	12	2	14
Total costs	110	132	45	177
Revenue adjustments, primarily for pricing on prior period open sales	2	2	(5)	(3)
Other non-inventoriable costs	(3)	(2)	(1)	(3)
Gross profit	$133	$112	$21	$133

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$316	$123	$34
Royalty on metals	(6)	N/A	N/A
Net noncash and other costs	N/A	14	N/A
Revenue adjustments, primarily for pricing on prior period open sales	(3)	N/A	N/A
Other non-inventoriable costs	N/A	3	N/A
Eliminations and other	—	1	—
Africa mining	307	141	34
North America copper mines	998	536	67
South America mining	1,465	462	66
Indonesia mining	1,874	528	72
Molybdenum	293	199	13
Rod & Refining	1,181	1,172	2
Atlantic Copper Smelting & Refining	595	590	9
Corporate, other & eliminations	(1,561)	(1,362)	5
As reported in FCX’s consolidated financial statements	$5,152	$2,266	$268

a.	Includes adjustments for point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

Africa Mining Product Revenues and Production Costs (continued)

Nine Months Ended September 30, 2011
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt	Total
Revenues, excluding adjustments[a]	$779	$779	$201	$980

Site production and delivery, before net noncash and other costs shown below	313	275	105	380
Cobalt credits[b]	(136)	—	—	—
Royalty on metals	18	14	4	18
Net cash costs	195	289	109	398
Depreciation, depletion and amortization	98	83	15	98
Noncash and other costs, net	32	27	5	32
Total costs	325	399	129	528
Revenue adjustments, primarily for pricing on prior period open sales	(1)	(1)	2	1
Other non-inventoriable costs	(10)	(8)	(2)	(10)
Gross profit	$443	$371	$72	$443

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$980	$380	$98
Royalty on metals	(18)	N/A	N/A
Net noncash and other costs	N/A	32	N/A
Revenue adjustments, primarily for pricing on prior period open sales	1	N/A	N/A
Other non-inventoriable costs	N/A	10	N/A
Africa mining	963	422	98
North America copper mines	4,339	1,923	196
South America mining	3,903	1,330	187
Indonesia mining	4,656	1,547	179
Molybdenum	1,119	786	44
Rod & Refining	4,310	4,292	6
Atlantic Copper Smelting & Refining	2,252	2,274	30
Corporate, other & eliminations	(4,824)	(5,070)	16
As reported in FCX’s consolidated financial statements	$16,718	$7,504	$756

a.	Includes adjustments for point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

Africa Mining Product Revenues and Production Costs (continued)

Nine Months Ended September 30, 2010
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt	Total
Revenues, excluding adjustments[a]	$623	$623	$150	$773

Site production and delivery, before net noncash and other costs shown below	264	238	76	314
Cobalt credits[b]	(104)	—	—	—
Royalty on metals	14	11	3	14
Net cash costs	174	249	79	328
Depreciation, depletion and amortization	94	78	16	94
Noncash and other costs, net	18	15	3	18
Total costs	286	342	98	440
Revenue adjustments, primarily for pricing on prior period open sales	—	—	4	4
Other non-inventoriable costs	(15)	(12)	(3)	(15)
Gross profit	$322	$269	$53	$322

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$773	$314	$94
Royalty on metals	(14)	N/A	N/A
Net noncash and other costs	N/A	18	N/A
Revenue adjustments, primarily for pricing on prior period open sales	4	N/A	N/A
Other non-inventoriable costs	N/A	15	N/A
Africa mining	763	347	94
North America copper mines	3,116	1,557	220
South America mining	3,383	1,227	186
Indonesia mining	4,260	1,430	192
Molybdenum	893	574	38
Rod & Refining	3,383	3,360	6
Atlantic Copper Smelting & Refining	1,844	1,823	28
Corporate, other & eliminations	(4,263)	(4,084)	24
As reported in FCX’s consolidated financial statements	$13,379	$6,234	$788

a.	Includes adjustments for point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

Henderson Molybdenum Mine Product Revenues and Production Costs

	Three Months Ended September 30,
(In millions)	2011	2010
Revenues, excluding adjustments	$163	$162

Site production and delivery, before net noncash and other costs shown below	55	51
Treatment charges and other	11	12
Net cash costs	66	63
Depreciation, depletion and amortization	10	9
Noncash and other costs, net	—	—
Total costs	76	72
Gross profit[a]	$87	$90

Reconciliation to Amounts Reported	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Three Months Ended September 30, 2011
Totals presented above	$163	$55	$10
Treatment charges and other	(11)	N/A	N/A
Net noncash and other costs	N/A	—	N/A
Henderson mine	152	55	10
Other molybdenum operations and eliminations[b]	180	205	4
Molybdenum	332	260	14
North America copper mines	1,419	664	67
South America mining	1,053	478	64
Indonesia mining	1,362	503	62
Africa mining	276	142	32
Rod & Refining	1,396	1,390	2
Atlantic Copper Smelting & Refining	837	826	11
Corporate, other & eliminations	(1,480)	(1,693)	5
As reported in FCX’s consolidated financial statements	$5,195	$2,570	$257

Three Months Ended September 30, 2010
Totals presented above	$162	$51	$9
Treatment charges and other	(12)	N/A	N/A
Net noncash and other costs	N/A	—	N/A
Henderson mine	150	51	9
Other molybdenum operations and eliminations[b]	143	148	4
Molybdenum	293	199	13
North America copper mines	998	536	67
South America mining	1,465	462	66
Indonesia mining	1,874	528	72
Africa mining	307	141	34
Rod & Refining	1,181	1,172	2
Atlantic Copper Smelting & Refining	595	590	9
Corporate, other & eliminations	(1,561)	(1,362)	5
As reported in FCX’s consolidated financial statements	$5,152	$2,266	$268

a.
Gross profit reflects sales of Henderson production based on volumes produced at market-based pricing. On a consolidated basis, the Molybdenum division includes profits on sales as they are made to third parties and realizations based on actual contract terms. As a result, the actual gross profit realized will differ from the amounts reported in this table.

b.	Primarily includes amounts associated with the molybdenum sales company, which includes sales of molybdenum produced by our North and South America copper mines.

Henderson Molybdenum Mine Product Revenues and Production Costs (continued)

	Nine Months Ended September 30,
(In millions)	2011	2010
Revenues, excluding adjustments	$499	$478

Site production and delivery, before net noncash and other costs shown below	158	141
Treatment charges and other	28	33
Net cash costs	186	174
Depreciation, depletion and amortization	27	25
Noncash and other costs, net	1	1
Total costs	214	200
Gross profit[a]	$285	$278

Reconciliation to Amounts Reported	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Nine Months Ended September 30, 2011
Totals presented above	$499	$158	$27
Treatment charges and other	(28)	N/A	N/A
Net noncash and other costs	N/A	1	N/A
Henderson mine	471	159	27
Other molybdenum operations and eliminations[b]	648	627	17
Molybdenum	1,119	786	44
North America copper mines	4,339	1,923	196
South America mining	3,903	1,330	187
Indonesia mining	4,656	1,547	179
Africa mining	963	422	98
Rod & Refining	4,310	4,292	6
Atlantic Copper Smelting & Refining	2,252	2,274	30
Corporate, other & eliminations	(4,824)	(5,070)	16
As reported in FCX’s consolidated financial statements	$16,718	$7,504	$756

Nine Months Ended September 30, 2010
Totals presented above	$478	$141	$25
Treatment charges and other	(33)	N/A	N/A
Net noncash and other costs	N/A	1	N/A
Henderson mine	445	142	25
Other molybdenum operations and eliminations[b]	448	432	13
Molybdenum	893	574	38
North America copper mines	3,116	1,557	220
South America mining	3,383	1,227	186
Indonesia mining	4,260	1,430	192
Africa mining	763	347	94
Rod & Refining	3,383	3,360	6
Atlantic Copper Smelting & Refining	1,844	1,823	28
Corporate, other & eliminations	(4,263)	(4,084)	24
As reported in FCX’s consolidated financial statements	$13,379	$6,234	$788

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

We caution readers that forward-looking statements are not guarantees of future performance and our actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements.  Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include commodity prices, mine sequencing, production rates, industry risks, regulatory changes, political risks, the potential effects of violence in Indonesia, the resolution of administrative disputes in the Democratic Republic of Congo, weather- and climate-related risks, labor relations, including the resolution of labor negotiations and strikes in Indonesia and Peru, environmental risks, litigation results, currency translation risks and other factors described in more detail under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010, filed with the SEC as updated by our subsequent filings with the SEC.

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

There have been no material changes in our market risks during the three months ended September 30, 2011. For additional information on market risks, refer to “Disclosures About Market Risks” included in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2010. For projected sensitivities of our operating cash flow to changes in commodity prices, refer to “Outlook” in Part I, Item 2 of this quarterly report on Form 10-Q; for projected sensitivities of our provisionally priced copper sales to changes in commodity prices refer to “Consolidated Results – Revenues” in Part I, Item 2 of this quarterly report on Form 10-Q.

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

(b)
Changes in internal control. During second-quarter 2011, we began a phased implementation of a new enterprise resource planning (ERP) information technology system to upgrade our information technology infrastructure and enhance operating efficiency and effectiveness.  Implementation at our North America mining operations is ongoing. We expect implementation of the ERP system to be completed at all of our operations over an approximate two-year period.  During each phase of the implementation, an appropriate level of training of employees, testing of the system and monitoring of the financial results recorded in the system is conducted. Management has updated our system of internal control over financial reporting for the impacted operating business units.

With the exception of the ERP implementation described above, there has been no change in our internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management does not believe, based on currently available information, that the outcome of any proceeding reported in “Legal Proceedings” in our annual report on Form 10-K for the year ended December 31, 2010, as updated by our quarterly report on Form 10-Q for the period ended June 30, 2011 and this quarterly report, will have a material adverse effect on our financial condition, although individual outcomes could be material to our operating results for a particular period, depending on the nature and magnitude of the outcome and the operating results for the period.

The following presents material changes to the litigation and environmental proceedings included in Part I, Item 3. "Legal Proceedings" of our annual report on Form 10-K for the year ended December 31, 2010:

Litigation

Blackwell, Oklahoma Litigation. Information regarding these legal proceedings is incorporated by reference to Part I, Item 3. “Legal Proceedings” of our annual report on Form 10-K for the year ended December 31, 2010, as updated by Part II, Item 1. “Legal Proceedings” of our quarterly report on Form 10-Q for the quarter ended June 30, 2011. At a mediation session in September 2011, we reached agreements in principle with the plaintiffs' counsel to settle each of the following matters: Coffey, et al., v. Freeport-McMoRan Copper & Gold, Inc., et al., United States District Court for the Western District of Oklahoma, Case No. CIV-10-295-HE, and Brown et al. v. Freeport-McMoRan Copper & Gold Inc., et al., Kay County Oklahoma District Court, Case No. lCJ-2009-213. The agreements in principle did not have, and the settlements (if effected in accordance with the agreements in principle) will not have a material effect on our financial condition, results of operations or cash flow. Both agreements in principle are subject to negotiation and execution of definitive settlement agreements, and the agreement to settle the Coffey case is subject to a hearing at which the court must determine whether the settlement is "fair, adequate and reasonable." We do not expect the hearing to occur before the first quarter of 2012.

Environmental Proceedings

Arizona Department of Environmental Quality - Morenci. Information regarding this legal proceeding is incorporated by reference to Part I, Item 3. "Legal Proceedings" of our annual report on Form 10-K for the year ended December 31, 2010, as updated by Part II, Item 1. “Legal Proceedings” of our quarterly report on Form 10-Q for the quarter ended June 30, 2011.  On August 1, 2011, the Maricopa County Superior Court approved the consent judgment with the State of Arizona formalizing the agreed-upon settlement.

Tax Proceeding

Cerro Verde Tax Proceeding. Information regarding this proceeding contained in Note 13 of our annual report on Form 10-K for the year ended December 31, 2010, as updated by the information regarding this proceeding contained in Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our quarterly reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011, under the heading “Operations - South America Mining,” is incorporated herein by reference.

Sociedad Minera Cerro Verde S.A.A. (Cerro Verde) received assessments from SUNAT, the Peruvian national tax authority, in connection with claims for mining royalties related to the minerals processed by its concentrator, which was added to Cerro Verde's processing facilities in late 2006. These assessments relate to the period from October

2006 through December 2007, and to the years 2008 and 2009. SUNAT issued rulings denying Cerro Verde's protests of the assessments. On May 12, 2010, Cerro Verde filed a claim with the Peruvian Tax Tribunal appealing SUNAT's decision for the period from October 2006 through December 2007. On March 10, 2011, Cerro Verde filed a claim with the Peruvian Tax Tribunal appealing SUNAT's decision for the year 2008. Cerro Verde is challenging these assessments because its stability agreement with the Peruvian government exempts from royalties all minerals extracted from its mining concession, irrespective of the method used for processing those minerals. If Cerro Verde is ultimately found responsible for these royalties, it will also be liable for interest, which accrues at rates that range from approximately 7 to 18 percent based on the year accrued and the currency in which the amounts would be payable. At September 30, 2011, the aggregate amount of the assessments, including interest and penalties, approximated $184 million. This amount will continue to increase at varying interest rates until this matter is resolved. SUNAT may continue to assess mining royalties annually until this matter is resolved by the Tax Tribunal.

Item 1A. Risk Factors.

The following risk factors included in Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010, and Part II, Item 1A. "Risk Factors" in our quarterly report on Form 10-Q for the period ended June 30, 2011, respectively, have been updated:

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

During July 2011, PT Freeport Indonesia union workers commenced an eight-day labor strike, which led to a temporary suspension of mining, milling and concentrate shipments. On September 15, 2011, PT Freeport Indonesia union workers commenced another labor strike that is ongoing. The union has notified PT Freeport Indonesia that it intends to extend the strike to December 15, 2011. PT Freeport Indonesia continues to seek an end to the strike, which has no legal basis, and to conclude negotiations, on a fair and reasonable basis, of the bi-annual renewal of its collective labor agreement. PT Freeport Indonesia's compensation practices are highly competitive in Indonesia, and PT Freeport Indonesia has agreed to accept the recommendations of the government-appointed mediator for a generous increase in wages and other benefits. However, the union has declined to accept these recommendations, and on October 10, 2011, PT Freeport Indonesia filed its case with the Industrial Court. We cannot predict when the strike will end or what the outcome of our labor negotiations will be.

During third-quarter 2011, Cerro Verde's union workforce commenced a series of labor strikes, the most recent of which commenced on September 29, 2011. Efforts are ongoing to reach a mutually satisfactory renewal of Cerro Verde's collective bargaining agreement.

If we do not successfully negotiate new collective bargaining agreements with our union workers, including those employed by PT Freeport Indonesia and Cerro Verde, we may incur prolonged strikes and other work stoppages at our mining operations.

The following risk factor contained in Part I, Item 1A. of our annual report on Form 10-K for the year ended December 31, 2010, has been updated:

International risks

Because our Grasberg minerals district in Papua, Indonesia remains our most significant operating asset, our business may continue to be adversely affected by Indonesian political, economic and social uncertainties.

The information regarding incidents occurring at our Indonesian mining operations during 2011 contained in Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this quarterly report on Form 10-Q for the quarter ended September 30, 2011, under the heading "Operations - Indonesia Mining" is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table sets forth information with respect to shares of Freeport-McMoRan Copper & Gold Inc. (FCX) common stock purchased by us during the three months ended September 30, 2011:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[a]	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs[a]

July 1-31, 2011	—	—	—	23,685,500
August 1-31, 2011	—	—	—	23,685,500
September 1-30, 2011	—	—	—	23,685,500
Total	—	—	—	23,685,500

a.
On July 21, 2008, our Board of Directors approved an increase in our open-market share purchase program for up to 30 million shares, of which 23.7 million shares remain available for purchase. There have been no purchases under this program since 2008. This program does not have an expiration date.

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

Date:  November 4, 2011

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