Form 10-K
period 2011-12-31
FREEPORT MCMORAN COPPER & GOLD INC
filed 2012-02-27
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act  ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).           ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   ☑ Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                             ☐ Yes ☑ No
The aggregate market value of common stock held by non-affiliates of the registrant was $39.9 billion on February 15, 2012, and $50.1 billion on June 30, 2011.
Common stock issued and outstanding was 948,358,926 shares on February 15, 2012, and 947,880,420 shares on June 30, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for our 2012 annual meeting of stockholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

FREEPORT-McMoRan COPPER & GOLD INC.

i

PART I
Items 1. and 2. Business and Properties.

All of our periodic reports filed with the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, through our website, www.fcx.com, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. These reports and amendments are available through our website as soon as reasonably practicable after we electronically file or furnish such material to the SEC.

References to “we,” “us” and “our” refer to Freeport-McMoRan Copper & Gold Inc. (FCX) and its consolidated subsidiaries, including, except as otherwise stated, Phelps Dodge Corporation and its subsidiaries, which we acquired on March 19, 2007. In 2008, we changed Phelps Dodge Corporation’s legal name to Freeport-McMoRan Corporation (FMC). References to “Notes” refer to the Notes to Consolidated Financial Statements included herein (refer to Item 8), and references to “MD&A” refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included herein (refer to Item 7).

GENERAL

We are a leading international mining company with headquarters in Phoenix, Arizona, and we were incorporated under the laws of the state of Delaware on November 10, 1987. We are one of the world’s largest copper, gold and molybdenum mining companies in terms of reserves and production. Our portfolio of assets includes the Grasberg minerals district in Indonesia, significant mining operations in North and South America, and the Tenke Fungurume minerals district in the Democratic Republic of Congo (DRC). The Grasberg minerals district contains the largest single recoverable copper reserve and the largest single gold reserve of any mine in the world based on the latest available reserve data provided by third-party industry consultants.

We have significant reserves, resources and future development opportunities within our portfolio of assets. At December 31, 2011, consolidated recoverable proven and probable reserves totaled 119.7 billion pounds of copper, 33.9 million ounces of gold, 3.42 billion pounds of molybdenum, 330.3 million ounces of silver and 0.86 billion pounds of cobalt. Approximately 34 percent of our copper reserves are in North America, 33 percent are in South America, 26 percent are in Indonesia and 7 percent are in Africa.  Approximately 95 percent of our gold reserves are in Indonesia, with our remaining gold reserves primarily in South America. Approximately 79 percent of our molybdenum reserves are in North America, with our remaining molybdenum reserves in South America. Refer to “Ore Reserves” for further discussion.

We currently operate seven copper mines in North America – Morenci, Bagdad, Safford, Sierrita and Miami in Arizona, and Tyrone and Chino in New Mexico. Certain of our North America copper mines (primarily Sierrita, Bagdad and Morenci) also produce molybdenum concentrates.

We operate four copper mines in South America – Cerro Verde in Peru, and El Abra, Candelaria and Ojos del Salado in Chile. In addition to copper, the Cerro Verde mine also produces molybdenum concentrates, and the Candelaria and Ojos del Salado mines produce gold and silver.

In Indonesia, PT Freeport Indonesia operates the mines in the Grasberg minerals district. In addition to copper, the Grasberg minerals district also produces significant quantities of gold and silver.

In Africa, Tenke Fungurume Mining S.A.R.L. (TFM) operates the mine in the Tenke Fungurume minerals district (the Tenke mine). In addition to copper, Tenke produces cobalt hydroxide.

During 2011, 34 percent of our consolidated copper production was from North America, 35 percent from South America, 23 percent from Grasberg and 8 percent from Tenke. The Grasberg minerals district also accounted for 92 percent of our consolidated gold production for 2011. Refer to "Production Data" for further information.

We produce molybdenum at our Henderson molybdenum mine in Colorado. During 2011, 46 percent of our consolidated molybdenum production was from the Henderson molybdenum mine, 42 percent was produced at certain of our North America copper mines and 12 percent was produced at our Cerro Verde copper mine. Refer to "Production Data" for further information.

The locations of our operating mines are shown on the map below. For information about our operating segments and financial data by geographic area refer to Note 17.

FCX Operating Mine Locations

North America
Morenci
Bagdad
Safford
Sierrita
Miami
Tyrone
Chino
Henderson
South America
Cerro Verde
El Abra
Candelaria
Ojos del Salado
Africa
Tenke Fungurume
Indonesia
Grasberg

The diagram below shows our ownership interest in our operating mines at December 31, 2011.

FCX
100%
90.64%
Freeport-McMoRan Corporation
PT Freeport Indonesia
100%
Varying Interests
57.75%(1)
North America:
Morenci (85%)
Bagdad
Safford
Sierrita
Miami
Tyrone
Chino
Henderson
South America:
Cerro Verde (53.56%)
El Abra (51%)
Candelaria (80%)
Ojos del Salado (80%)
Africa:
Tenke Fungurume
Grasberg

(1) FCX's interest in TFM will be reduced to 56 percent after receiving the required government approval of the modifications to TFM's bylaws that reflect the agreement reached in December 2010 with the DRC government (refer to Note 14).

COPPER, GOLD AND MOLYBDENUM

A brief discussion of our primary metals appears below. For further discussion of the markets and prices of these metals refer to MD&A.

Copper
Copper is an internationally traded commodity, and its prices are determined by the major metals exchanges – the London Metal Exchange (LME), New York Mercantile Exchange (COMEX) and Shanghai Futures Exchange (SHFE). Prices on these exchanges generally reflect the worldwide balance of copper supply and demand and can be volatile and cyclical. During 2011, LME spot copper prices ranged from $3.08 per pound to a record high of $4.60 per pound, averaged $4.00 per pound and closed at $3.43 per pound on December 30, 2011.

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

Gold
Gold is used for jewelry, coinage and bullion as well as various industrial and electronic applications. Gold can be readily sold on numerous markets throughout the world. Benchmark prices are generally based on London Bullion Market Association quotations. During 2011, London PM gold prices ranged from $1,319 per ounce to a record high of $1,895 per ounce, averaged $1,572 per ounce and closed at $1,575 per ounce on December 30, 2011.

Molybdenum
Molybdenum is a key alloying element in steel and the raw material for several chemical-grade products used in catalysts, lubrication, smoke suppression, corrosion inhibition and pigmentation. Molybdenum, as a high-purity metal, is also used in electronics such as flat-panel displays and in super alloys used in aerospace. Molybdenum’s end-use markets (and their estimated shares of total consumption) according to the International Molybdenum Association are:

Construction steel	40%
Stainless steel	20%
Chemicals	14%
Tool and high-speed steel	10%
Cast iron	7%
Molybdenum metal	5%
Super alloys	4%

Reference prices for molybdenum are available in several publications, including Metals Week, Ryan’s Notes and Metal Bulletin. During 2011, the weekly average price of molybdenum quoted by Metals Week ranged from $12.70 per pound to $17.88 per pound, averaged $15.49 per pound and was $13.35 per pound on December 30, 2011.

PRODUCTS AND SALES

FCX’s consolidated revenues for 2011 primarily included sales of copper (78 percent), gold (12 percent) and molybdenum (6 percent). PT Freeport Indonesia’s sales to PT Smelting (PT Freeport Indonesia's 25 percent owned copper smelter and refinery in Indonesia - refer to "Smelting Facilities" for further discussion) represented 11 percent of our consolidated revenues for 2011, 12 percent in 2010 and 13 percent in 2009. No other customer accounted for more than 10 percent of our consolidated revenues in any of the past three years.

Refer to Note 17 for a summary of our consolidated revenues and operating income by business segment and geographic area.

Copper Products
We are one of the world’s leading producers of copper concentrate, cathode and continuous cast copper rod. During 2011, 51 percent of our mined copper was sold in concentrate, 26 percent as cathodes and 23 percent as rod (principally from our North America operations).

Our copper ores are generally processed either by smelting and refining or by solution extraction and electrowinning (SX/EW). Before being subject to the smelting and refining process, ore is crushed and treated to produce a copper concentrate with copper content of approximately 20 to 30 percent. Copper concentrate is then smelted (i.e., subjected to extreme heat) to produce copper anodes, which weigh between 800 and 900 pounds each and have an average copper content of 99.5 percent. The anodes are further treated by electrolytic refining to produce copper cathodes, which weigh between 100 and 350 pounds each and have an average copper content of 99.99 percent. Our copper cathodes are used as the raw material input for copper rod, brass mill products and for other uses. For ore subject to the SX/EW process, copper is extracted from the ore by dissolving it with a weak sulphuric acid solution. The copper content of the solution is increased in two additional solution-extraction stages and then the copper-bearing solution undergoes an electrowinning process to produce cathode that is 99.99 percent copper.

Copper Concentrate.  We produce copper concentrate at eight of our mines, of which PT Freeport Indonesia is our largest producer. In North America, copper concentrate is produced at our Morenci, Bagdad, Sierrita and Chino mines, and is generally shipped to our Miami smelter in Arizona. In South America, we produce copper concentrate at our Cerro Verde, Candelaria and Ojos del Salado mines.

Copper Cathode.  We produce copper cathode at two electrolytic refineries (located in El Paso, Texas, and Huelva, Spain) and at 10 of our mines.  In North America, SX/EW cathode is produced from our Morenci, Bagdad, Safford, Sierrita, Miami, Tyrone and Chino mines; in South America from our Cerro Verde and El Abra mines; and from our Tenke mine in Africa. PT Smelting also produces copper cathode.

Continuous Cast Copper Rod.  We manufacture continuous cast copper rod at our facilities in El Paso, Texas; Norwich, Connecticut; and Miami, Arizona, primarily using copper cathode produced at our North America mines.

Other Copper Products.  We produce specialty copper products at our Bayway operations in Elizabeth, New Jersey. These products include specialty copper alloys in the forms of rod, bar and strip. We manufacture electrode wire for use in welding steel cans at our Norwich, Connecticut, and El Paso, Texas, facilities. We also produce copper sulfate pentahydrate for use in agricultural and industrial applications at our facility in Sierrita, Arizona. These facilities primarily use copper cathode produced at our North America mines to manufacture their end products.

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

South America. Production from our South America mines is sold as copper concentrate or copper cathode to third parties under U.S. dollar-denominated, annual and multi-year contracts. Our South America mines generally sell approximately 60 to 70 percent of their copper production in concentrate and the rest as cathode.  During 2011, 16 percent of our South America mines' copper concentrate was shipped to Atlantic Copper S.L. (Atlantic Copper - our wholly owned copper smelting and refining unit in Spain).

Substantially all of South America’s copper concentrate and cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) based primarily on quoted LME monthly average spot copper prices. Revenues from South America’s concentrate sales are recorded net of treatment and refining charges (i.e., fees paid to smelters and refiners that are generally negotiated annually), including any applicable price participation charges that are based on the market price of copper. In addition, because a portion of the metals contained in copper concentrates is unrecoverable from the smelting process, revenues from South America’s concentrate sales are also recorded net of allowances for unrecoverable metals. These allowances are a negotiated term of our contracts and vary by customer.

Indonesia. PT Freeport Indonesia sells its production in the form of copper concentrate, which contains significant quantities of gold and silver, under U.S. dollar-denominated, long-term contracts.  PT Freeport Indonesia also sells a small amount of copper concentrates in the spot market.

During 2011, 54 percent of PT Freeport Indonesia’s concentrate was sold to affiliated smelters, Atlantic Copper and PT Smelting.  A summary of PT Freeport Indonesia’s aggregate percentage concentrate sales to PT Smelting, Atlantic Copper and to third parties for the last three years follows:

	2011	2010	2009
PT Smelting	44%	36%	32%
Atlantic Copper	10%	21%	18%
Third parties	46%	43%	50%
	100%	100%	100%

Substantially all of PT Freeport Indonesia's concentrate sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) based primarily on quoted LME monthly average spot copper prices. Revenues from PT Freeport Indonesia's concentrate sales are recorded net of royalties and treatment and refining charges.  PT Freeport Indonesia's concentrate sales are also net of allowances for unrecoverable metals.

Africa.  TFM sells its production in the form of copper cathode under U.S. dollar-denominated contracts. Substantially all of TFM's cathode sales provide final copper pricing in the month after the shipment date based on quoted LME monthly average spot prices. Revenues from TFM's cathode sales are recorded net of royalties and also include adjustments for point-of-sale transportation costs that are negotiated in customer contracts.

Europe. Atlantic Copper sells copper cathode directly to rod and brass mills, primarily located in Europe. Atlantic Copper has occasionally sold copper cathode to merchants. Copper cathode is generally sold under annual contracts and priced based on the LME monthly average spot price for the month of arrival at the buyer’s facilities.

Our copper mining operations provide Atlantic Copper with approximately 50 to 60 percent of its concentrate requirements at market prices. Following is a summary of Atlantic Copper's concentrate purchases from our copper mining operations and third parties for the last three years:

	2011		2010	2009
South America mining	30%		25%	35%
Indonesia mining	17%	[a]	28%	25%
Morenci mine	2%		—%	—%
Third parties	51%		47%	40%
	100%		100%	100%
a. The decrease in 2011 primarily reflects the impact of labor disruptions and the temporary suspension of milling operations in fourth-quarter 2011 because of damage to PT Freeport Indonesia's concentrate and fuel pipelines (refer to MD&A for further discussion).

Gold Products and Sales
We also produce gold, primarily from the Grasberg minerals district. Gold is primarily sold as a component of our copper concentrate or in slimes, which are a by-product of the smelting and refining process. Gold generally is priced at the average London Bullion Market Association price for a specified month near the month of shipment. Revenues from gold sold as a component of our copper concentrate are recorded net of treatment and refining charges. Revenues from gold sold in slimes are recorded net of refining charges.

Molybdenum Products and Sales
We are the world’s largest producer of molybdenum and molybdenum-based chemicals. In addition to production from our Henderson molybdenum mine, we produce molybdenum concentrate at certain of our North America copper mines, and at our Cerro Verde copper mine in Peru.

The majority of our molybdenum concentrates are processed in our own conversion facilities. Technical-grade oxide is produced from molybdenum concentrates in Sierrita, Arizona; Fort Madison, Iowa; and Rotterdam, the Netherlands. Ferromolybdenum is produced from technical-grade oxide in Stowmarket, United Kingdom, through a metallothermic reduction process. High-quality molybdenum concentrates are converted into molybdenum chemicals at Fort Madison and Rotterdam. Molybdenum generally is priced based on the average Metals Week price for the month prior to the month of shipment.

Cobalt, Silver and Other Products and Sales
We produce cobalt hydroxide at the Tenke mine. Cobalt hydroxide is priced at a discount to the average monthly low price published by Metal Bulletin for a specified month near the month of shipment. We produce silver as a component of our copper concentrate or in slimes. Silver generally is priced at the average London Bullion Market Association price for a specified month near the month of shipment. Sales of cobalt hydroxide, silver and other metals, such as rhenium and magnetite, do not represent a significant component of our total consolidated revenues.

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

The Morenci operation consists of a 50,000 metric ton-per-day concentrator, that produces copper and molybdenum concentrates; a 68,000 metric ton-per-day crushed-ore leach pad and stacking system; a low-grade run-of-mine (ROM) leaching system; four SX plants; and three EW tank houses that produce copper cathode. Total EW tank house capacity is approximately 900 million pounds of copper per year. Morenci’s concentrate leach, direct-electrowinning facility was commissioned in third-quarter 2007 and processed copper concentrate until early 2009 when it was placed on care-and-maintenance status. The available mining fleet consists of 102 235-metric ton haul trucks loaded by 11 shovels with bucket sizes ranging from 42 to 55 cubic meters, which are capable of moving over 750,000 metric tons of material per day.

After reducing rates at Morenci in late 2008 and early 2009 because of weak market conditions, during 2011, we completed the ramp up of Morenci's mining rates to 635,000 metric tons of ore per day and milling rates to approximately 50,000 metric tons of ore per day, resulting in increased copper production of approximately 125 million pounds of copper per year. We are also advancing a feasibility study to expand mining and milling capacity at Morenci to process additional sulfide ore identified through exploratory drilling (refer to “Development Projects and Exploration” for further discussion).

Morenci’s copper production, including our joint venture partner’s share, totaled 614 million pounds in 2011, 514 million pounds in 2010 and 504 million pounds in 2009. In 2011, Morenci also had molybdenum production, including our joint venture partner's share, totaling 2 million pounds.

Morenci is located in a desert environment with rainfall averaging 13 inches per year. The highest bench elevation is 2,000 meters above sea level and the ultimate pit bottom is expected to have an elevation of 840 meters above sea level. The Morenci operation encompasses approximately 56,732 acres, comprising 50,235 acres of patented mining claims and other fee lands, 6,002 acres of unpatented mining claims, and 495 acres of land held by state or federal permits, easements and rights-of-way.

The Morenci operation's electrical power is primarily sourced from Tucson Electric Power Company, Arizona Public Service Company and the Luna Energy facility in Deming, New Mexico (in which we own a one-third interest). Although we believe the Morenci operation has sufficient water sources to support current operations, we are a party to litigation that may impact our water rights claims or rights to continued use of currently available water supplies, which could adversely affect our water supply for the Morenci operation. Refer to Item 1A. "Risk Factors" and Item 3. “Legal Proceedings,” for further discussion.
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

The Bagdad operation consists of a 75,000 metric ton-per-day concentrator that produces copper and molybdenum concentrates, an SX/EW plant that can produce up to 25 million pounds per year of copper cathode from solution generated by low-grade stockpile leaching and a pressure leach plant to process molybdenum concentrates. The available mining fleet consists of 30 235-metric ton haul trucks loaded by five shovels with bucket sizes ranging from 40 to 56 cubic meters, which are capable of moving over 200,000 metric tons of material per day.

Bagdad’s production totaled 194 million pounds of copper and 10 million pounds of molybdenum in 2011, 203 million pounds of copper and 7 million pounds of molybdenum in 2010, and 225 million pounds of copper and 6 million pounds of molybdenum in 2009.

Bagdad is located in a desert environment with rainfall averaging 15 inches per year. The highest bench elevation is 1,200 meters above sea level and the ultimate pit bottom is expected to be 310 meters above sea level. The Bagdad operation encompasses approximately 21,743 acres, comprising 21,143 acres of patented mining claims and other fee lands, and 600 acres of unpatented mining claims.

Bagdad receives electrical power from Arizona Public Service Company. Although we believe the Bagdad operation has sufficient water sources to support current operations, we are a party to litigation that may set legal precedents, which could adversely affect our water rights at Bagdad and at our other properties in Arizona. Refer to Item 3. “Legal Proceedings,” for information concerning the status of these proceedings.

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

The property is a mine-for-leach project and produces copper cathodes. The operation consists of two open pits feeding a crushing facility with a capacity of 103,000 metric tons per day of crushed ore. The crushed ore is delivered to a single leach pad by a series of overland and portable conveyors. Leach solutions feed an SX/EW facility with a capacity of 240 million pounds of copper per year. The available mining fleet consists of 20 235-metric ton haul trucks loaded by four shovels with bucket sizes ranging from 31 to 34 cubic meters, which are capable of moving an average of approximately 225,000 metric tons of material per day.

During 2011, we completed construction of a sulphur burner at Safford, which is providing a more cost-effective source of sulphuric acid used in SX/EW operations and lower transportation costs.

Safford’s copper production totaled 151 million pounds in 2011, 143 million pounds in 2010 and 184 million pounds in 2009.

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

The Safford operation’s electrical power is primarily sourced from Tucson Electric Power Company, Arizona Public Service Company and the Luna Energy facility. Although we believe the Safford operation has sufficient water sources to support current operations, we are a party to litigation that may impact our water right claims or rights to continued use of currently available water supplies, which could adversely affect our water supply for the Safford operation. Refer to Item 1A. "Risk Factors" and Item 3. “Legal Proceedings,” for further discussion.

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

The Sierrita operation includes a 102,000 metric ton-per-day concentrator that produces copper and molybdenum concentrates. Sierrita also produces copper from a ROM oxide-leaching system. Cathode copper is plated at the Twin Buttes EW facility, which has a design capacity of approximately 50 million pounds of copper per year. In 2004, a copper sulfate crystal plant began production, which has the capacity to produce 40 million pounds of copper sulfate per year. The Sierrita operation also has molybdenum facilities consisting of a leaching circuit, two molybdenum roasters and a packaging facility. The molybdenum facilities process molybdenum concentrate produced by Sierrita, from our other mines and from third-party sources. The available mining fleet consists of 25 235-metric ton haul trucks loaded by four shovels with bucket sizes ranging from 34 to 56 cubic meters, which are capable of moving an average of 200,000 metric tons of material per day.

Sierrita’s production totaled 177 million pounds of copper and 23 million pounds of molybdenum in 2011, 147 million pounds of copper and 18 million pounds of molybdenum in 2010, and 170 million pounds of copper and 19 million pounds of molybdenum in 2009.

Sierrita is located in a desert environment with rainfall averaging 12 inches per year. The highest bench elevation is 1,160 meters above sea level and the ultimate pit bottom is expected to be 440 meters above sea level. The Sierrita operation, including the adjacent Twin Buttes site (refer to "Development Projects and Exploration" for further discussion), encompasses approximately 27,000 acres, comprising 13,282 acres of patented mining claims and other fee lands, 11,694 acres of unpatented mining claims and 2,024 acres of leased lands.

Sierrita receives electrical power through long-term contracts with the Tucson Electric Power Company. Although we believe the Sierrita operation has sufficient water sources to support current operations, we are a party to litigation that may impact our water rights claims or rights to continued use of currently available water supplies, which could adversely affect our water supply for the Sierrita operation. Refer to Item 1A. "Risk Factors" and Item 3. “Legal Proceedings,” for further discussion.

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

Since about 1915, the Miami mining operation had processed copper ore using both flotation and leaching technologies. Current operations include leaching with copper recovered (from solution) by the SX/EW process. The design capacity of the SX/EW plant is 200 million pounds of copper per year. The available mining fleet consists of 24 227-metric ton haul trucks loaded by 3 shovels with bucket sizes ranging from 31 to 34 cubic meters, which are capable of moving an average of approximately 155,000 metric tons of material per day.

Miami’s copper production totaled 66 million pounds in 2011, 18 million pounds in 2010 and 16 million pounds in 2009.

Miami is located in a desert environment with rainfall averaging 18 inches per year. The highest bench elevation is 1,390 meters above sea level, and the ultimate pit bottom will have an elevation of 810 meters above sea level. The Miami operation encompasses approximately 9,058 acres, comprising 8,725 acres of patented mining claims and other fee lands and 333 acres of unpatented mining claims.

Miami receives electrical power through long-term contracts with the Salt River Project and natural gas through long-term contracts with El Paso Natural Gas as the transporter. Although we believe the Miami operation has sufficient water sources to support current operations, we are a party to litigation that may impact our water right claims or rights to continued use of currently available water supplies, which could adversely affect our water supply for the Miami operation. Refer to Item 1A. "Risk Factors" and Item 3. “Legal Proceedings,” for further discussion.

Tyrone and Chino

Tyrone
Our wholly owned Tyrone mine is an open-pit copper mining complex which has been in operation since 1967. It is located in southwestern New Mexico in Grant County, approximately 10 miles south of Silver City, New Mexico, along State Highway 90. The site is accessible by paved road and rail.

The Tyrone mine is a porphyry copper deposit. Mineralization is predominantly secondary sulfide consisting of chalcocite with leachable oxide mineralization consisting of chrysocola.

Copper processing facilities consist of a SX/EW operation with a maximum capacity of 153 million pounds of copper cathodes per year. The available mining fleet consists of 20 240-metric ton haul trucks loaded by three shovels with bucket sizes ranging from 17 to 47 cubic meters, which are capable of moving an average of 136,000 metric tons of material per day.

Tyrone’s copper production totaled 76 million pounds in 2011, 82 million pounds in 2010 and 86 million pounds in 2009.

Tyrone is located in a desert environment with rainfall averaging 16 inches per year. The highest bench elevation is 2,000 meters above sea level and the ultimate pit bottom is expected to have an elevation of 1,500 meters above sea level. The Tyrone operation encompasses approximately 35,200 acres, comprising 18,755 acres of patented mining claims and other fee lands, and 16,445 acres of unpatented mining claims.

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

The Chino operation consists of a 39,000 metric ton-per-day concentrator that produces copper and molybdenum concentrates, and a 150 million pound-per-year SX/EW plant that produces copper cathode from solution generated by ROM leaching. The available mining fleet consists of 34 240-metric ton haul trucks loaded by four shovels with bucket sizes ranging from 42 to 48 cubic meters, which are capable of moving an average of 218,000 metric tons of material per day.

During 2011, we restarted mining and milling activities at the Chino mine, which were suspended in late 2008. Chino’s copper production totaled 69 million pounds in 2011 and is expected to increase to approximately 200 million pounds of copper per year by 2014. Chino's copper production totaled 34 million pounds in 2010 and 36 million pounds in 2009.

Chino is located in a desert environment with rainfall averaging 16 inches per year. The highest bench elevation is 2,250 meters above sea level, and the ultimate pit bottom is expected to be 1,500 meters above sea level. The Chino operation encompasses approximately 118,623 acres comprising 113,221 acres of patented mining claims and other fee lands, and 5,402 acres of unpatented mining claims.

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

The Henderson operation consists of a large block-cave underground mining complex feeding a concentrator with a current capacity of approximately 32,000 metric tons per day. Henderson has the capacity to produce approximately 40 million pounds of molybdenum per year. The majority of the molybdenum concentrate produced is shipped to our Fort Madison, Iowa, processing facility. The available underground mining equipment fleet consists of 13 nine-metric ton load-haul-dump (LHD) units and six 73-metric ton haul trucks, which deliver ore to a gyratory crusher feeding a series of three overland conveyors to the mill stockpiles.

Henderson’s molybdenum production totaled 38 million pounds in 2011, 40 million pounds in 2010 and 27 million pounds in 2009.

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

Construction activities at the Climax molybdenum mine are substantially complete, and we expect to commence production during 2012. Production from the Climax molybdenum mine is expected to ramp up to a rate of 20 million pounds of molybdenum per year during 2013 and, depending on market conditions, may be increased to 30 million pounds of molybdenum per year. We intend to operate our Climax and Henderson molybdenum mines in a flexible manner to meet market requirements.

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

Cerro Verde is an open-pit copper and molybdenum mining complex that has been in operation since 1976 and is located 20 miles southwest of Arequipa, Peru. The site is accessible by paved highway.  Approximately one-third of Cerro Verde’s copper cathode production is sold locally and the remaining copper cathodes and concentrate production are transported approximately 70 miles by truck and rail to the Port of Matarani for shipment to international markets.

The Cerro Verde mine is a porphyry copper deposit that has oxide and secondary sulfide mineralization, and primary sulfide mineralization. The predominant oxide copper minerals are brochantite, chrysocolla, malachite and copper “pitch.” Chalcocite and covellite are the most important secondary copper sulfide minerals. Chalcopyrite and molybdenite are the dominant primary sulfides.

Cerro Verde’s current operation consists of an open-pit copper mine, a 120,000 metric tons of ore per day concentrator and SX/EW leaching facilities. Leach copper production is derived from a 39,000 metric ton-per-day crushed leach facility and a ROM leach system. This leaching operation has a capacity of approximately 200 million pounds of copper per year. The available fleet consists of 32 230-metric ton haul trucks loaded by five shovels with bucket sizes ranging in size from 21 to 53 cubic meters, which are capable of moving an average of approximately 308,000 metric tons of material per day.

Cerro Verde’s production totaled 647 million pounds of copper and 10 million pounds of molybdenum in 2011, 668 million pounds of copper and 7 million pounds of molybdenum in 2010, and 662 million pounds of copper and 2 million pounds of molybdenum in 2009.

Refer to “Development Projects and Exploration” for further discussion of the large-scale concentrator expansion project at Cerro Verde.

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

In 2011, Cerro Verde reached an agreement with the Regional Government of Arequipa, the National Government, Servicio de Agua Potable y Alcantarillado de Arequipa S.A. (SEDAPAR) and other local institutions to allow it to finance the engineering and construction of a wastewater treatment plant, should Cerro Verde proceed with plans for a large-scale concentrator expansion. Once Cerro Verde obtains a license for the treated water, it would be used to supplement its existing water supplies to support the potential concentrator expansion.

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

The El Abra operation consists of an open-pit copper mine and an SX/EW facility with a capacity of 500 million pounds of copper cathode per year from a 115,000 metric ton-per-day crushed leach circuit and a similar-sized ROM leaching operation. The available fleet consists of 34 220-metric ton haul trucks loaded by four shovels with buckets ranging in size from 26 to 41 cubic meters, which are capable of moving an average of 223,000 metric tons of material per day.

During 2011, we commenced production from El Abra’s newly commissioned stacking and leaching facilities to begin transitioning from production of oxide to sulfide ores. Production from the sulfide ore will approximate 300 million pounds of copper per year, replacing the depleting oxide copper production.

El Abra’s copper production totaled 274 million pounds in 2011, 320 million pounds in 2010 and 358 million pounds in 2009.

El Abra is located in a desert environment with rainfall averaging less than one inch per year and is in an active seismic zone. The highest bench elevation is 4,180 meters above sea level and the ultimate pit bottom is expected to be 3,410 meters above sea level. El Abra controls a total of 151,272 acres of mining claims covering the ore deposit, stockpiles, process plant, and water wellfield and pipeline. In addition, El Abra has acquired land surface rights for the road between the processing plant and the mine, the water wellfield, power transmission lines and for the water pipeline from the Salar de Ascotán.

El Abra currently receives electrical power under a long-term contract with Electroandina. Water for our El Abra processing operations comes from pumping of groundwater from the Salar de Ascotán aquifer pursuant to regulatory approval. We believe El Abra has sufficient water rights to support current operations. For a discussion of risks associated with the availability of water, see Item 1A. “Risk Factors.”

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

The Candelaria operation consists of an open-pit copper mine and a 6,000 metric ton-per-day underground copper mine, which is mined by sublevel stoping, feeding a 75,000 metric ton-per-day concentrator.  The available fleet consists of 46 225-metric ton haul trucks loaded by six shovels with bucket sizes ranging from 28 to 43 cubic meters, which are capable of moving 250,000 metric tons of material per day.

Candelaria’s production totaled 327 million pounds of copper and 85 thousand ounces of gold in 2011, 300 million pounds of copper and 76 thousand ounces of gold in 2010, and 296 million pounds of copper and 74 thousand ounces of gold in 2009.

Candelaria is located in a desert environment with rainfall averaging less than one inch per year and is in an active seismic zone. The highest bench elevation is 675 meters above sea level and the ultimate pit bottom is expected to be 32 meters below sea level. The Candelaria property encompasses approximately 13,390 acres, including approximately 125 acres for the port facility in Caldera. The remaining property consists of mineral rights owned by us in which the surface is not owned but controlled by us, which is consistent with Chilean law.

Candelaria receives electrical power through long-term contracts with Empresa Eléctrica Guacolda S.A., a local energy company. Candelaria’s water supply comes from well fields in the area of Tierra Amarilla and Copiapó that draw water from the Copiapó River aquifer. Because of rapid depletion of that aquifer in recent years, Candelaria is expanding its sources of water supply. During 2010, we completed construction of a pipeline to bring water from a nearby water treatment facility. We have also completed engineering and began construction for a desalination plant near the Pacific Ocean that will supply all of Candelaria’s longer term water needs. The plant is expected to be completed in early 2013. For further discussion of risks associated with the availability of water, see Item 1A. “Risk Factors.”

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

The Ojos del Salado operation has a capacity of 3,800 metric tons per day of ore from the Santos underground mine and 4,000 metric tons of ore per day from the Alcaparrosa underground mine. The ore from both mines is mined by sublevel stoping since both the ore and enclosing rocks are competent. The broken ore is removed from the stopes using scoops and loaded into an available fleet of 26 28-metric ton trucks, which transport the ore to the surface. The ore from the Santos mine is hauled directly to the Ojos del Salado mill for processing, and the ore from the Alcaparrosa mine is reloaded into six 54-metric ton trucks and hauled seven miles to the Candelaria mill for processing. The Ojos del Salado concentrator has the capacity to produce over 30 million pounds of copper and 9,000 ounces of gold per year. Tailings from the Ojos del Salado mill are pumped to the Candelaria tailings facility for final deposition. The Candelaria facility has sufficient capacity for the remaining Ojos del Salado tailings.

Ojos del Salado’s production totaled 58 million pounds of copper and 16 thousand ounces of gold in 2011, 66 million pounds of copper and 17 thousand ounces of gold in 2010, and 74 million pounds of copper and 18 thousand ounces of gold in 2009.

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

Indonesia

Ownership. PT Freeport Indonesia is a limited liability company organized under the laws of the Republic of Indonesia and incorporated in Delaware. We directly own 81.28 percent of PT Freeport Indonesia and 9.36 percent indirectly through our wholly owned subsidiary, PT Indocopper Investama; the Government of Indonesia owns the remaining 9.36 percent.

We have established certain unincorporated joint ventures with Rio Tinto plc (Rio Tinto). Under the joint venture arrangements, Rio Tinto has a 40 percent interest in PT Freeport Indonesia’s Contract of Work (COW) and the option to participate in 40 percent of any other future exploration projects in Papua, Indonesia. Refer to Note 2 for further discussion.

Contract of Work. PT Freeport Indonesia conducts its current exploration and mining operations in Indonesia through a COW with the Government of Indonesia. The COW governs our rights and obligations relating to taxes, exchange controls, royalties, repatriation and other matters, and was concluded pursuant to the 1967 Foreign Capital Investment Law, which expresses Indonesia’s foreign investment policy and provides basic guarantees of remittance rights and protection against nationalization, a framework for economic incentives and basic rules regarding other rights and obligations of foreign investors. Specifically, the COW provides that the Government of Indonesia will not nationalize or expropriate PT Freeport Indonesia’s mining operations. Any disputes regarding the provisions of the COW are subject to international arbitration. We have experienced no disputes requiring arbitration during the more than 40 years we have operated in Indonesia.

PT Freeport Indonesia’s original COW was entered into in 1967 and was replaced by a new COW in 1991. The initial term of the current COW expires in 2021, but can be extended for two 10-year periods subject to Indonesian government approval, which pursuant to the COW cannot be withheld or delayed unreasonably. The COW allows us to conduct exploration, mining and production activities in the 24,700-acre Block A area, which is where all of PT Freeport Indonesia’s proven and probable mineral reserves and current mining operations are located. Under the COW, PT Freeport Indonesia also conducts exploration activities in the Block B area. We expect the Block B area to be reduced to approximately 413,000 acres once the Department of Energy and Mineral Resources (DEMR) formally accepts PT Freeport Indonesia's relinquishment of approximately 89,000 acres. As further discussed in Note 14, PT Freeport Indonesia pays copper royalties under its COW, and has agreed to pay additional royalties to the Government of Indonesia that are not required under its COW. The additional royalties provide further support to the local governments and to the people of the Indonesian province of Papua. PT Freeport Indonesia’s share of the combined royalties totaled $137 million in 2011, $156 million in 2010 and $147 million in 2009.

PT Irja Eastern Minerals (Eastern Minerals), of which we own 100 percent, conducts exploration in Papua through a joint venture agreement under a separate COW. We expect Eastern Minerals' exploration area to be reduced to approximately 283,000 acres once the DEMR formally accepts Eastern Minerals' relinquishment of approximately

164,000 acres.

Under a joint venture agreement through PT Nabire Bakti Mining (PTNBM), we conduct exploration activities under a separate COW in an area in three parcels contiguous to PT Freeport Indonesia’s Block B and one of Eastern Minerals’ blocks. We expect PTNBM's exploration area to be reduced to approximately 301,000 acres once the DEMR formally accepts PTNBM's relinquishment of approximately 192,000 acres.

In 2009, Indonesia enacted a new mining law, which will operate under a licensing system as opposed to the contract of work system that applies to PT Freeport Indonesia, Eastern Minerals and PTNBM. In 2011 and 2010, the Government of Indonesia promulgated regulations under the 2009 mining law and certain provisions that address existing contracts of work. The laws and regulations provide that contracts of work will continue to be honored until their expiration. However, the regulations attempt to apply certain provisions of the new law to existing contracts of work and may seek to apply the licensing system to any extension periods of contracts of work, even though our COW provides for two 10-year extension periods subject to Indonesian government approval, which pursuant to the COW cannot be withheld or delayed unreasonably. In February 2012, a new regulation was adopted that would require mining companies in Indonesia to process all minerals domestically and possibly ban export of concentrates and other unrefined minerals. PT Freeport Indonesia's existing COW includes specific provisions that define PT Freeport Indonesia's rights to export product and obligate it to develop domestic smelting facilities, if commercially feasible, or to contract with other domestic smelters on a market basis. In connection with the obligations under its COW, in 1995, PT Freeport Indonesia constructed the only copper smelter and refinery in Indonesia, which is owned and operated by PT Smelting.

In January 2012, the President of Indonesia issued a decree calling for the creation of a team to evaluate contracts of work for adjustment to the 2009 Mining Law, and accordingly, to take steps to assess and negotiate size of work areas, government revenues and domestic processing of minerals (refer to Item 1A. "Risk Factors" for further discussion). We intend to continue to work cooperatively with the Government of Indonesia to complete this review and to seek extension of the COW beyond 2021, as provided under the terms of the COW. The COW can only be modified by mutual agreement between PT Freeport Indonesia and the Government of Indonesia.

Grasberg Minerals District.  PT Freeport Indonesia operates in the remote highlands of the Sudirman Mountain Range in the province of Papua, Indonesia, which is on the western half of the island of New Guinea. We and our predecessors have been the only operator of exploration and mining activities in Block A since 1967. The Grasberg minerals district currently has three mines in operation: the Grasberg open pit, the Deep Ore Zone (DOZ) mine and the Big Gossan mine. We also have significant development projects in the Grasberg minerals district, which are discussed in more detail in “Development Projects and Exploration” and in MD&A.

PT Freeport Indonesia’s production, including our joint venture partner’s share, totaled 882 million pounds of copper and 1.4 million ounces of gold in 2011, 1.3 billion pounds of copper and 2.0 million ounces of gold in 2010 and 1.6 billion pounds of copper and 3.0 million ounces of gold in 2009.

Our principal source of power for all our Indonesian operations is a coal-fired power plant that we built in 1998. Diesel generators supply peaking and backup electrical power generating capacity. A combination of naturally occurring mountain streams and water derived from our underground operations provides water for our operations. Our Indonesian operations are in an active seismic zone and experience average annual rainfall of approximately 200 inches.

Grasberg Open Pit
We began open-pit mining of the Grasberg ore body in 1990. Open-pit operations are expected to continue through mid-2016, at which time underground mining operations are scheduled to begin at our Grasberg Block Cave mine, which is currently in development. Production in the open-pit is currently at the 3,220- to 3,940- meter elevation level and totaled 42 million metric tons of ore in 2011, which provided approximately 70 percent of PT Freeport Indonesia's 2011 mill feed.

The current equipment fleet consists of over 500 units. The larger mining equipment directly associated with production includes an available fleet of 163 haul trucks with payloads ranging from approximately 215 metric tons to 330 metric tons and 18 shovels with bucket sizes ranging from 30 cubic meters to 42 cubic meters, which moved an average of 486,000 metric tons of material per day during 2011 and 701,000 metric tons per day in 2010. The decrease in 2011 primarily reflects the impact of labor disruptions and the temporary suspension of milling operations in fourth-quarter 2011 because of damage to the concentrate and fuel pipelines (refer to MD&A for further discussion).

Grasberg crushing and conveying systems are integral to the mine and provide the capacity to transport up to 225,000 metric tons per day of Grasberg ore to the mill and 135,000 metric tons per day of overburden to the overburden stockpiles. The remaining overburden is moved by haul trucks.

DOZ mine
The DOZ ore body lies vertically below the now depleted Intermediate Ore Zone. We began production from the DOZ ore body in 1989 using open stope mining methods, but suspended production in 1991 in favor of production from the Grasberg deposit. Production resumed in September 2000 using the block-cave method. Production is at the 3,110-meter elevation level and totaled 19 million metric tons of ore in 2011. Production at the DOZ mine is expected to continue through 2019. Beginning in 2015, we plan to ramp up production at our Deep Mill Level Zone (DMLZ) block cave mine, which lies below the DOZ mine and is currently under development.

The DOZ mine fleet consists of over 195 pieces of mobile heavy equipment, which is capable of moving an average of 80,000 metric tons of material per day. The primary mining equipment directly associated with production and development includes an available fleet of 52 LHD units and 25 haul trucks. Our production LHD units typically carry approximately 11 metric tons of ore. Using ore passes and chutes, the LHD units transfer ore into 55-metric ton capacity haul trucks. The trucks dump into two gyratory crushers and the ore is then conveyed to the surface stockpiles.

During 2011, we completed over 5,000 meters of development drifting in support of the block-cave mining method for the DOZ mine. The success of the development of the DOZ mine, one of the world’s largest underground mines, provides confidence in the future development of PT Freeport Indonesia’s large-scale undeveloped underground ore bodies.

Big Gossan mine
The Big Gossan mine lies underground and adjacent to the current mill site. It is a tabular, near vertical ore body with approximate dimensions of 1,200 meters along strike and 800 meters down dip with varying thicknesses from 20 meters to 120 meters.  The mine utilizes a blasthole stoping method with delayed paste backfill.  Stopes of varying sizes are mined and the ore dropped down passes to a truck haulage level.  Trucks are chute loaded and transport the ore to a jaw crusher.  The crushed ore is then hoisted vertically via a two skip production shaft to a level where it is loaded onto a conveyor belt.  The belt carries the ore to one of the main underground conveyors where the ore is transferred and carried to the surface mill stockpile for processing.

Production from the Big Gossan mine began in fourth-quarter 2010 and is designed to ramp up to 7,000 metric tons of ore per day by mid-2013, which will result in average annual aggregate incremental production of 125 million pounds of copper and 65,000 ounces of gold, with PT Freeport Indonesia receiving 60 percent of these amounts.

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

Africa

TFM is organized under the laws of the DRC, and we currently own an effective 57.75 percent interest. The remaining ownership interests are held by Lundin Mining Corporation (Lundin) (currently an effective 24.75 percent interest) and La Générale des Carrières et des Mines (Gécamines), which is wholly owned by the Government of the DRC (currently a 17.5 percent non-dilutable interest).

TFM is entitled to mine in the DRC under an Amended and Restated Mining Convention (ARMC) with the Government of the DRC. The original Mining Convention was entered into in 1996 and was replaced with the ARMC in 2005. As further discussed in Note 14, in October 2010, the Government of the DRC concluded its review of TFM’s existing mining contracts and confirmed that they are in good standing. In connection with the review, TFM made several commitments that have been reflected in amendments to its mining contracts, which were signed by the parties in December 2010. In March 2011, the amendments were approved by a ministerial council, and a Presidential Decree, signed by the President and Prime Minister of the DRC, was issued in April 2011. After receiving the required government approval of the modifications to TFM's bylaws that reflect agreement with the Government of the DRC, our effective ownership interest in the project will be reduced to 56.0 percent, Lundin’s effective ownership interest will be reduced to 24.0 percent and Gécamines' ownership interest will increase to 20.0 percent (non-dilutable), prospectively.

TFM pays a royalty of 2 percent of net revenues under the ARMC, which totaled $24 million in 2011, $20 million in 2010 and $7 million in 2009.

The Tenke Fungurume deposits are located in the Katanga province of the DRC approximately 110 miles northwest of Lubumbashi and are accessible by unpaved roads and by rail. The deposits are sediment-hosted copper and cobalt deposits with oxide, mixed oxide-sulfide and sulfide mineralization. The dominant oxide minerals are malachite, pseudomalachite and heterogenite. Important sulfide minerals consist of bornite, carrollite, chalcocite and chalcopyrite.

Initial copper production commenced at the Tenke mine in late March 2009. Targeted copper production rates were achieved in September 2009 and the cobalt and sulphuric acid plants were commissioned in third-quarter 2009. Copper and cobalt are recovered through an agitation-leach plant. The milling facilities at the Tenke mine, which were designed to process ore at a rate of 8,000 metric tons of ore per day, have been performing above capacity, with mill throughput averaging 11,100 metric tons of ore per day in 2011. Mining rates have been increased to enable additional copper production from the initial project capacity of 250 million pounds of copper per year to ramp up to approximately 290 million pounds of copper per year. The current equipment fleet includes one 10-cubic meter mass excavator, two 12-cubic meter front-end loaders, eleven 7-cubic meter front-end loaders, six 91-metric ton haul trucks, 28 45-metric ton haul trucks, surface miners, production drills, sampling machines and crawler dozers.

Production from the Tenke mine totaled 281 million pounds of copper and 25 million pounds of cobalt in 2011, 265 million pounds of copper and 20 million pounds of cobalt in 2010 and 154 million pounds of copper in 2009.

We are undertaking a second phase of the project, which would include optimizing the current plant and increasing capacity (refer to “Development Projects and Exploration” for further discussion of the Tenke mill expansion project). We continue to engage in drilling activities, exploration analyses and metallurgical testing to evaluate the potential of the highly prospective Tenke Fungurume minerals district. These analyses are being incorporated into future plans to evaluate opportunities for expansion. Future expansions are subject to a number of factors, including economic and market conditions and the business and investment climate in the DRC.

The Tenke Fungurume minerals district is located in a tropical region; however, temperatures are moderated by its higher altitudes. Weather in this region is characterized by a dry season and a wet season, each lasting about six months with average rainfall of 47 inches per year. The highest bench elevation is expected to be 1,518 meters above sea level and the ultimate pit bottom is expected to be 1,110 meters above sea level. The Tenke Fungurume deposits are covered by six exploitation permits totaling 394,455 acres.

TFM has entered into long-term power supply and infrastructure funding agreements with La Société Nationale d’Electricité, the state-owned electric utility company serving the region. The results of a recent water exploration program, as well as the regional geological and hydro-geological conditions, indicate that adequate water is available for the project, and for hydro-electric generation during the expected life of the operation.

For comparative purposes, production and sales data shown below for the year ended December 31, 2007, combines our historical data with FMC's pre-acquisition data. As the pre-acquisition operating data represents the results of operations under FMC management, such combined data is not necessarily indicative of what past results would have been under FCX management or of future operating results.

PRODUCTION DATA

	Years Ended December 31,
COPPER (millions of recoverable pounds)	2011		2010	2009	2008		2007[a]
(FCX’s net interest in %)
North America
Morenci (85%)[b]	522		437	428	626		687
Bagdad (100%)	194		203	225	227		202
Safford (100%)	151		143	184	133		1
Sierrita (100%)	177		147	170	188		150
Miami (100%)	66		18	16	19		20
Tyrone (100%)	76		82	86	76		50
Chino (100%)	69		34	36	155		190
Other (100%)	3		3	2	6		20
Total North America	1,258		1,067	1,147	1,430		1,320	[c]
South America
Cerro Verde (53.56%)	647		668	662	694		594
El Abra (51%)	274		320	358	366		366
Candelaria/Ojos del Salado (80%)	385		366	370	446		453
Total South America	1,306		1,354	1,390	1,506		1,413	[c]
Indonesia
Grasberg (90.64%)[d]	846		1,222	1,412	1,094		1,151
Africa
Tenke Fungurume (57.75%)	281		265	154	—		—
Consolidated	3,691		3,908	4,103	4,030		3,884
Less noncontrolling interests	710		766	754	693		653
Net	2,981		3,142	3,349	3,337		3,231
GOLD (thousands of recoverable ounces)
(FCX’s net interest in %)
North America (100%)[b]	10		7	4	14		15
South America (80%)	101		93	92	114		116
Indonesia (90.64%)[d]	1,272		1,786	2,568	1,163		2,198
Consolidated	1,383		1,886	2,664	1,291		2,329	[c]
Less noncontrolling interests	139		186	258	132		229
Net	1,244		1,700	2,406	1,159		2,100
MOLYBDENUM (millions of recoverable pounds)
(FCX’s net interest in %)
Henderson (100%)	38		40	27	40		39
North America copper mines (100%)	35	[b]	25	25	30	[b]	30	[b]
Cerro Verde (53.56%)	10		7	2	3		1
Consolidated	83		72	54	73		70	[c]
Less noncontrolling interest	5		3	1	1		—
Net	78		69	53	72		70

a.
For comparative purposes, operating data for the year ended December 31, 2007, combines our historical data with FMC's pre-acquisition data. As the pre-acquisition data represents the results of operations under FMC management, such combined data is not necessarily indicative of what past results would have been under FCX management or of future operating results.

b.	Amounts are net of Morenci’s 15 percent joint venture partner interest.

c.	Includes FMC's pre-acquisition results of 258 million pounds of copper in North America, 259 million pounds of copper in South America, 21 thousand ounces of gold and 14 million pounds of molybdenum.

d.	Amounts are net of Grasberg’s joint venture partner’s interest, which varies in accordance with terms of the joint venture agreement.

SALES DATA

	Years Ended December 31,
COPPER (millions of recoverable pounds)	2011	2010	2009	2008	2007[a]
(FCX’s net interest in %)
North America
Morenci (85%)[b]	521	434	459	646	693
Bagdad (100%)	201	206	225	226	200
Safford (100%)	147	155	176	107	—
Sierrita (100%)	175	152	172	184	157
Miami (100%)	59	17	16	20	24
Tyrone (100%)	79	83	85	71	53
Chino (100%)	62	35	52	174	186
Other (100%)	3	3	2	6	19
Total North America	1,247	1,085	1,187	1,434	1,332	[c]
South America
Cerro Verde (53.56%)	657	654	667	701	587
El Abra (51%)	276	315	361	365	365
Candelaria/Ojos del Salado (80%)	389	366	366	455	447
Total South America	1,322	1,335	1,394	1,521	1,399	[c]
Indonesia
Grasberg (90.64%)[d]	846	1,214	1,400	1,111	1,131
Africa
Tenke Fungurume (57.75%)	283	262	130	—	—
Consolidated sales from mines	3,698	3,896	4,111	4,066	3,862
Less noncontrolling interests	717	756	746	699	647
Net	2,981	3,140	3,365	3,367	3,215
Consolidated sales from mines	3,698	3,896	4,111	4,066	3,862
Purchased copper	223	182	166	483	650
Total copper sales, including purchases	3,921	4,078	4,277	4,549	4,512
Average realized price per pound	$3.86	$3.59	$2.60	$2.69	$3.22	[e]
GOLD (thousands of recoverable ounces)
(FCX’s net interest in %)
North America (100%)[b]	7	5	6	16	21
South America (80%)	101	93	90	116	114
Indonesia (90.64%)[d]	1,270	1,765	2,543	1,182	2,185
Consolidated sales from mines	1,378	1,863	2,639	1,314	2,320	[c]
Less noncontrolling interests	139	184	256	134	228
Net	1,239	1,679	2,383	1,180	2,092
Consolidated sales from mines	1,378	1,863	2,639	1,314	2,320
Purchased gold	1	1	1	2	6
Total gold sales, including purchases	1,379	1,864	2,640	1,316	2,326
Average realized price per ounce	$1,583	$1,271	$993	$861	$682
MOLYBDENUM (millions of recoverable pounds)
Consolidated sales from mines	79	67	58	71	69	[c]
Less noncontrolling interests	4	3	1	1	—
Net	75	64	57	70	69
Consolidated sales from mines	79	67	58	71	69
Purchased molybdenum	—	2	6	8	9
Total molybdenum sales, including purchases	79	69	64	79	78
Average realized price per pound	$16.98	$16.47	$12.36	$30.55	$25.87

a.
For comparative purposes, operating data for the year ended December 31, 2007, combines our historical data with FMC's pre-acquisition data. As the pre-acquisition data represents the results of operations under FMC management, such combined data is not necessarily indicative of what past results would have been under FCX management or of future operating results.

b.	Amounts are net of Morenci’s joint venture partner’s 15 percent interest.

c.	Includes FMC pre-acquisition results of 283 million pounds of copper in North America, 222 million pounds of copper in South America, 18 thousand ounces of gold and 17 million pounds of molybdenum.

d.	Amounts are net of Grasberg’s joint venture partner’s interest, which varies in accordance with terms of the joint venture agreement.

e.	Before charges for hedging losses related to copper price protection programs, amount was $3.27 per pound.

DEVELOPMENT PROJECTS AND EXPLORATION

We have increased production at several of our copper mines and have several projects and potential opportunities to expand production volumes, extend mine lives and develop large-scale underground ore bodies. Our near-term major development projects, which will require substantial additional capital investment, are presented below (refer to MD&A for further discussion of these projects, our other development projects and exploration activities).

Morenci. We are advancing a feasibility study at Morenci to process additional sulfide ore identified through exploratory drilling. This project would increase milling rates from the current level of 50,000 metric tons of ore per day to 115,000 metric tons of ore per day and targets incremental annual copper production of approximately 225 million pounds within a three-year timeframe. Completion of the feasibility study is expected in the first half of 2012.

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

Cerro Verde. Plans for a large-scale concentrator at Cerro Verde continue to be advanced. The project will expand the concentrator facilities from the current level of 120,000 metric tons per day to 360,000 metric tons of ore per day, targeting incremental annual production of approximately 600 million pounds of copper and 15 million pounds of molybdenum beginning in 2016. An environmental impact assessment was filed in fourth-quarter 2011.

El Abra. We are engaged in pre-feasibility studies for a potential large-scale milling operation at El Abra to process additional sulfide material and to achieve higher recoveries. Exploration results at El Abra indicate the potential for a significant additional sulfide resource.

Grasberg. We have several projects in progress in the Grasberg minerals district, primarily related to the development of the large-scale, high-grade underground ore bodies located beneath and nearby the Grasberg open pit. In aggregate, these ore bodies are expected to ramp up to approximately 240,000 metric tons of ore per day following the currently anticipated transition from the Grasberg open pit in 2016.

Tenke. We are undertaking a second phase of the project in the Tenke minerals district, which includes optimizing the current plant and increasing capacity. As part of the second phase, we plan to expand the mill rate to 14,000 metric tons of ore per day and to construct related processing facilities that would target the addition of approximately 150 million pounds of copper per year. The project, which includes mill upgrades, additional mining equipment and a new tankhouse and sulphuric acid plant expansion, is targeted for completion in 2013.

In addition to the near-term development projects in progress in the Grasberg minerals district, we also have an additional long-term underground mine development project in the Grasberg minerals district for the Kucing Liar ore body, which lies on the southern flank of and underneath the southern portion of the Grasberg open pit at the 2,605-meter elevation level. We expect to mine the Kucing Liar ore body using the block-cave method; aggregate capital cost estimates for development of the Kucing Liar ore body are projected to approximate $2 billion (which are expected to be made between 2019 and 2031). Additionally, our current mine development plans include approximately $3 billion of capital expenditures at our processing facilities to optimize the handling of underground ore types once the Grasberg open-pit operations cease (we expect substantially all of these expenditures to be made between 2016 and 2030).

Considering the long-term nature and large size of our development projects, actual costs and timing could differ materially from our estimates. We continue to review our mine development and processing plans to maximize the value of our reserves.

SMELTING FACILITIES

Atlantic Copper, S.L. Our wholly owned Atlantic Copper smelter and refinery is located on land concessions from the Huelva, Spain, port authorities, which expire in 2027.

The design capacity of the smelter is 290,000 metric tons of copper per year and the refinery currently has a capacity of 285,000 metric tons of copper per year. During 2011, Atlantic Copper treated 935,700 metric tons of concentrate and scrap and produced 253,000 metric tons of copper anodes and 247,400 metric tons of copper cathodes. During 2010, Atlantic Copper treated 980,700 metric tons of concentrate and scrap and produced 255,000 metric tons of copper anodes and 253,000 metric tons of copper cathodes.

In May 2011, Atlantic Copper successfully completed a scheduled 26-day maintenance turnaround.  Major maintenance turnarounds typically are expected to occur approximately every eight years for Atlantic Copper, with short-term maintenance turnarounds in the interim. The next long-term maintenance turnaround is scheduled for 2013.

During 2011, we made capital contributions of $202 million to Atlantic Copper; no capital contributions were made for the years 2005 through 2010. We loan funds to Atlantic Copper from time to time, and at December 31, 2011, these loans totaled $586 million.

PT Smelting. PT Freeport Indonesia’s 1991 COW required us to construct or cause to be constructed a smelter in Indonesia if we and the Indonesian government determined that such a project would be economically viable. In 1995, following the completion of a feasibility study, we entered into agreements relating to the formation of PT Smelting, an Indonesian company, and the construction of the copper smelter and refinery in Gresik, Indonesia. PT Smelting owns and operates the smelter and refinery. PT Freeport Indonesia, Mitsubishi Materials Corporation (Mitsubishi Materials), Mitsubishi Corporation Unimetals Ltd. (Mitsubishi) and JX Nippon Mining & Metals Corporation (Nippon) own 25 percent, 60.5 percent, 9.5 percent, and 5 percent, respectively, of the outstanding PT Smelting common stock.

PT Freeport Indonesia’s contract with PT Smelting provides for the supply of 100 percent of the copper concentrate requirements (subject to a minimum or maximum rate) necessary for PT Smelting to produce 205,000 metric tons of copper annually on a priority basis.  PT Freeport Indonesia also sells copper concentrate to PT Smelting (at market rates) for quantities in excess of 205,000 metric tons of copper annually.  Refer to Note 2 for further discussion of our investment in PT Smelting.

During 2011, PT Smelting treated 1,087,300 metric tons of concentrate and produced 276,200 metric tons of copper anodes and 274,900 metric tons of copper cathodes. During 2010, PT Smelting treated 1,034,800 metric tons of concentrate and produced 262,700 metric tons of copper anodes and 277,500 metric tons of copper cathodes.

In 2008, PT Smelting completed a scheduled 25-day maintenance turnaround. Major maintenance turnarounds typically are expected to occur approximately every four years for PT Smelting, with significantly shorter term maintenance turnarounds in the interim. The next major maintenance turnaround is scheduled for May 2012.

Miami Smelter. We own and operate a smelter at our Miami, Arizona, mining operation. The smelter has been in production for over 80 years and has been upgraded numerous times during that period to implement new technologies, to improve production and to comply with air quality requirements. Additionally, there are new air regulations that may require the Miami smelter to implement additional new technologies to meet these requirements (refer to Item 1A. “Risk Factors” for further discussion).

The Miami smelter processes copper concentrate primarily from our Arizona copper mines. Concentrate processed through the smelter totaled approximately 625,000 metric tons in each of 2011 and 2010. In addition, because sulphuric acid is a by-product of smelting concentrates, the Miami smelter is also the most significant source of sulphuric acid for our North America leaching operations.

Major maintenance turnarounds typically occur approximately every 14 months for the Miami smelter, with shorter term maintenance turnarounds in the interim.

OTHER PROPERTIES AND INVESTMENTS

Rod & Refining Operations. Our Rod & Refining operations consist of conversion facilities located in North America, including a refinery in El Paso, Texas; rod mills in El Paso, Texas, Norwich, Connecticut, and Miami, Arizona; and a specialty copper products facility in Bayway, New Jersey. We refine our copper anode production from our Miami smelter, along with purchased anodes, at our El Paso refinery. The El Paso refinery has the potential to operate at an annual production capacity of about 900 million pounds of copper cathode, which is sufficient to refine all of the copper anode we produce at Miami. Our El Paso refinery also produces nickel carbonate, copper telluride, and autoclaved slimes material containing gold, silver, platinum and palladium.

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

The Fort Madison facility consists of two molybdenum roasters, a sulphur dioxide conversion plant, a metallurgical (technical oxide) packaging facility, and a chemical conversion plant, which includes a wet-chemicals plant, sublimation equipment and molybdenum disulfide processing and packaging. In the chemical plant, molybdic oxide is further refined into various high-purity molybdenum chemicals for a wide range of uses by chemical and catalyst manufacturers. In addition to metallurgical oxide products, the Fort Madison facility produces ammonium dimolybdate, pure molybdic oxide, ammonium heptamolybdate, ammonium octamolybdate, sodium molybdate, sublimed pure molybdic oxide and molybdenum disulfide.

The Rotterdam facility consists of a molybdenum roaster, sulphuric acid plant, metallurgical packaging facility and chemical conversion plant. The plant produces metallurgical products primarily for third parties. Ammonium dimolybdate and pure molybdic oxide are produced in the wet-chemicals plant.

We also produce ferromolybdenum for customers worldwide at our conversion plant located in Stowmarket, United Kingdom. The plant is operated both as an internal and external customer tolling facility.

McMoRan Exploration Co. (MMR). In December 2010, we purchased 500,000 shares of MMR’s 5¾% Convertible Perpetual Preferred Stock for an aggregate purchase price of $500 million (refer to Note 6 for further discussion).  In connection with the purchase, we entered into a registration rights agreement and a stockholder agreement with MMR.

MMR is engaged in the exploration, development and production of oil and natural gas in the shallow waters of the Gulf of Mexico Shelf. MMR is currently undertaking a major capital program to fund recent and planned additional exploration. Our investment allows us to participate in MMR’s highly prospective North American exploration and development activities, which have the potential to general significant value.

Several of our directors and executive officers also serve as directors or executive officers of MMR, and our wholly owned subsidiary FM Services Company (FM Services) provides certain executive, technical administrative, accounting, financial, tax and other services to us and to MMR on a cost-reimbursement basis. Refer to Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence,” for additional information.

SOURCES AND AVAILABILITY OF RAW MATERIALS

Our copper mining operations require significant energy, principally diesel, electricity, coal and natural gas, most of which is obtained from third parties under long-term contracts. Energy represented approximately 21 percent of our 2011 consolidated copper production costs and included purchases of approximately 225 million gallons of diesel fuel; 6,475 gigawatt hours of electricity at our North America, South America and Africa copper mining operations (we generate all of our power at our Indonesia mining operation); 650 thousand metric tons of coal for our coal power plant in Indonesia; and 1 million MMBTU (million British thermal units) of natural gas at certain of our North America mines. For 2012, we estimate energy costs will approximate 23 percent of our consolidated copper production costs.

Sulphuric acid is used in the SX/EW process and is produced as a by-product of the smelting process at our smelters and from our sulphur burners at the Safford and Tenke mines. Sulphuric acid needs in excess of the sulphuric acid produced by our operations are purchased from third parties as required.

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

COMPETITION

The top 10 producers of copper comprise approximately 50 percent of total worldwide mined copper production. We currently rank second among those producers at approximately nine percent of total worldwide estimated mined copper production. Our competitive position is based on the quality and grade of our ore bodies and our ability to manage costs compared with other producers. We have a diverse portfolio of mining operations with varying ore grades and cost structures. Our costs are driven by the location, grade and nature of our ore bodies and the level of input costs, including energy, labor and equipment. The metals markets are cyclical and our ability to maintain our competitive position over the long term is based on our ability to acquire and develop quality deposits, hire and retain a skilled workforce and to manage our costs.

LABOR MATTERS

At December 31, 2011, we employed approximately 31,800 people (approximately 12,300 in Indonesia, 11,000 in North America, 4,800 in South America, 2,800 in Africa and 900 in Europe and other locations). Additionally, we have contractors that have personnel at many of our operations, including approximately 10,500 at our Grasberg minerals district, 11,500 at our South America mining operations, 3,900 at our Tenke Fungurume minerals district, 1,500 in North America and 400 at Atlantic Copper.

Employees represented by unions are listed below, with the approximate number of employees represented and the expiration date of the applicable union agreements. Refer to Item 1A. "Risk Factors" for further information on labor agreements.

Location	Number of Unions	Number of Union- Represented Employees	Expiration Date

PT Freeport Indonesia – Indonesia	1	8,712	September 2013
Tenke Fungurume – DRC	6	2,750	August 2013
Cerro Verde – Peru	1	1,407	August 2014
El Abra – Chile	2	925	December 2015
Candelaria – Chile	2	805	July 2013
Atlantic Copper – Spain	2	427	December 2011[a]
Chino – New Mexico	1	286	November 2014
Rotterdam – The Netherlands	2	48	March 2013
Bayway – New Jersey	1	43	April 2013
Aurex – Chile	1	39	December 2013
Stowmarket – United Kingdom	1	31	May 2014

a. Negotiations are in progress while employees continue to work under the provisions of the expired contract.

ENVIRONMENTAL AND RECLAMATION MATTERS

The cost of complying with environmental laws is a fundamental and substantial cost of our business. For information about environmental regulation, litigation and related costs, refer to Item 1A. “Risk Factors”, and Notes 1 and 13.

COMMUNITY AND HUMAN RIGHTS

We have adopted policies that govern our working relationships with the communities where we operate and are designed to guide our practices and programs in a manner that respects basic human rights and the culture of the local people impacted by our operations. We continue to make significant expenditures on community development, education, training and cultural programs, which include:

•	comprehensive job training programs

•	basic education programs

•	public health programs, including malaria control and HIV testing

•	agricultural assistance programs

•	small and medium enterprise development programs

•	cultural preservation programs

•	water and sewage treatment projects

•	clean water access

•	charitable donations

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

Additionally, during 2006, the Peruvian government announced that all mining companies operating in Peru would be required to make annual contributions to local development funds for a five-year period (covering the years 2006 through 2010) when copper prices exceeded certain levels that were adjusted annually. The contribution, which expired in 2010, was equal to 3.75 percent of after-tax profits and totaled $41 million in 2010 and $28 million in 2009. Refer to Note 14 for further discussion.

Indonesia. In 1996, PT Freeport Indonesia established the Freeport Partnership Fund for Community Development (the Partnership Fund), through which PT Freeport Indonesia has made available funding and technical assistance to support community development initiatives in the areas of health, education and economic development of the area. PT Freeport Indonesia has committed through 2016 to provide one percent of its annual revenue for the development of the local people in its area of operation through the Partnership Fund. Our share of contributions to the Partnership Fund totaled $50 million in 2011, $64 million in 2010 and $59 million in 2009.

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
PT Freeport Indonesia’s share of costs for its internal civilian security department totaled $37 million for 2011, $28 million for 2010 and $18 million for 2009.

PT Freeport Indonesia, and all businesses and residents of Indonesia, rely on the Indonesian government for the maintenance of public order, upholding the rule of law and the protection of personnel and property. The Grasberg minerals district has been designated by the Indonesian government as one of Indonesia’s vital national assets. This designation results in the police and to a lesser extent, the military, playing a significant role in protecting the area of our operations. The Indonesian government is responsible for employing police and military personnel and directing their operations.

From the outset of PT Freeport Indonesia’s operations, the Indonesian government has looked to PT Freeport Indonesia to provide logistical and infrastructure support and assistance for these necessary services because of the limited resources of the Indonesian government and the remote location of and lack of development in Papua. PT Freeport Indonesia’s financial support for the Indonesian government security institutions assigned to the operations area represents a prudent response to its requirements to protect its workforce and property, better ensuring that personnel are properly fed and lodged, and have the logistical resources to patrol PT Freeport Indonesia’s roads and secure its operating area. In addition, the provision of such support is consistent with PT Freeport Indonesia’s obligations under the COW, reflects our philosophy of responsible corporate citizenship, and is in keeping with our commitment to pursue practices that will promote human rights.

PT Freeport Indonesia’s share of support costs for the government-provided security was $14 million for each of the years 2011 and 2010, and $10 million for 2009. This supplemental support consists of various infrastructure and other costs, such as food, housing, fuel, travel, vehicle repairs, allowances to cover incidental and administrative costs, and community assistance programs conducted by the military and police.

Refer to Item 1A. "Risk Factors" for further discussion of security risks in Indonesia.

Africa. TFM has committed to assist the communities living within its concession in the Katanga province of the DRC. Initiatives include an integrated malaria control program, construction and operational support for six elementary schools, as well as renovation and construction of an additional four schools, installation of over 70 clean water wells, a public sanitation (latrines and hand washing) program reaching over 2,000 households, a mobile clinic for rural villages, and economic development programs supporting micro-credit and development of local entrepreneurs, contractors, and farmers. We have also made significant investments in infrastructure in the region that will have lasting benefits to the country, including upgrading a portion of a national road and the regional power generation and transmission systems.

TFM has also committed to contribute 0.3 percent of net sales revenue from production to a community development fund to assist the local communities with development of local infrastructure and related services. This fund will be a platform to work jointly with the local government and community to further assist them to fulfill their local development plans, meet basic community needs and promote good governance. Community development fund contributions totaled $4 million in 2011, $3 million in 2010 and $1 million in 2009.

Security Matters. TFM maintains an unarmed internal security department. The national government also has assigned Mines Police to the TFM concession area. The Mines Police are a division of the Congolese National Police and are responsible for maintaining security in mining concessions throughout the DRC. TFM provides food, housing, monetary allowances and logistical support as well as direct payments to the government for the provision of the security assigned to the concession area. The total cost to TFM for this support, including in-kind support, totaled less than $1 million in each of the years 2011, 2010 and 2009.

TFM also participates in monthly security coordination meetings with host country security personnel, other mining companies, and representatives from the United Nations to discuss security issues and concerns.

ORE RESERVES

Recoverable proven and probable reserves summarized below and detailed on the following pages have been calculated as of December 31, 2011, in accordance with Industry Guide 7 as required by the Securities Exchange Act of 1934. Proven and probable reserves may not be comparable to similar information regarding mineral reserves disclosed in accordance with the guidance of other countries. Proven and probable reserves were determined by the use of mapping, drilling, sampling, assaying and evaluation methods generally applied in the mining industry, as more fully discussed below. The term “reserve,” as used in the reserve data presented here, means that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination. The term “proven reserves” means reserves for which (1) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (2) grade and/or quality are computed from the results of detailed sampling; and (3) the sites for inspection, sampling and measurements are spaced so closely and the geologic character is sufficiently defined that size, shape, depth and mineral content of reserves are well established. The term “probable reserves” means reserves for which quantity and grade are computed from information similar to that used for proven reserves but the sites for sampling are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

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

Estimated recoverable proven and probable reserves at December 31, 2011, were determined using long-term average prices of $2.00 per pound for copper, $750 per ounce for gold, $10 per pound for molybdenum, $15 per ounce for silver and $10 per pound for cobalt. For the three-year period ended December 31, 2011, LME spot copper prices averaged $3.25 per pound, London PM gold prices averaged $1,245 per ounce, and the weekly average price of molybdenum quoted by Metals Week averaged $14.06 per pound. The recoverable proven and probable reserves presented in the table below represent the estimated metal quantities from which we expect to be paid after application of estimated metallurgical recovery rates and smelter recovery rates, where applicable. Recoverable reserves are the part of a mineral deposit that we estimate can be economically and legally extracted or produced at the time of the reserve determination.

	Recoverable Proven and Probable Reserves at December 31, 2011
	Copper[a] (billion pounds)	Gold (million ounces)	Molybdenum (billion pounds)	Silver (million ounces)	Cobalt (billion pounds)
North America	40.6	0.4	2.71	98.2	—
South America	39.1	1.3	0.71	113.4	—
Indonesia	31.6	32.2	—	118.7	—
Africa	8.4	—	—	—	0.86
Consolidated basis[b]	119.7	33.9	3.42	330.3	0.86
Net equity interest[c]	96.1	30.6	3.09	272.1	0.49

a.	Recoverable copper reserves include 3.1 billion pounds in leach stockpiles and 1.3 billion pounds in mill stockpiles (refer to “Mill and Leach Stockpiles” for further discussion).

b.
Consolidated basis reserves represent estimated metal quantities after reduction for joint venture partner interests at the Morenci mine in North America and at the Grasberg minerals district in Indonesia.

c.	Net equity interest reserves represent estimated consolidated basis metal quantities further reduced for noncontrolling interest ownership.

Recoverable Proven and Probable Reserves
Estimated at December 31, 2011
		Proven Reserves								Probable Reserves
			Average Ore Grade								Average Ore Grade
	Processing	Million	Copper	Gold		Moly	Silver	Cobalt		Million	Copper	Gold		Moly	Silver	Cobalt
	Method	metric tons	%	g/t		%	g/t	%		metric tons	%	g/t		%	g/t	%
North America
Morenci	Mill	443	0.48	—		0.025	—	—		5	0.48	—		0.022	—	—
	Crushed leach	594	0.58	—		—	—	—		9	0.45	—		—	—	—
	ROM leach	3,103	0.18	—		—	—	—		96	0.15	—		—	—	—
Bagdad	Mill	1,038	0.35	—	[a]	0.021	1.75	—		229	0.32	—	[a]	0.017	1.70	—
	ROM leach	218	0.12	—		—	—	—		144	0.11	—		—	—	—
Safford	Crushed leach	129	0.44	—		—	—	—		77	0.42	—		—	—	—
Sierrita	Mill	2,420	0.24	—	[a]	0.026	1.42	—		346	0.21	—	[a]	0.020	1.25	—
	ROM leach	7	0.20	—		—	—	—		4	0.22	—		—	—	—
Miami	ROM leach	50	0.49	—		—	—	—		10	0.38	—		—	—	—
Tyrone	ROM leach	141	0.30	—		—	—	—		7	0.19	—		—	—	—
Chino	Mill	110	0.59	0.04		0.011	0.48	—		69	0.55	0.03		0.006	0.44	—
	ROM leach	186	0.33	—		—	—	—		56	0.25	—		—	—	—
Henderson	Mill	118	—	—		0.174	—	—		3	—	—		0.171	—	—
Climax	Mill	75	—	—		0.189	—	—		112	—	—		0.137	—	—
Cobre[b]	ROM leach	71	0.40	—		—	—	—		2	0.23	—		—	—	—
		8,703	0.27	—	[a]	0.015	0.61	—		1,169	0.23	—	[a]	0.023	0.73	—
South America
Cerro Verde	Mill	888	0.41	—		0.016	1.75	—		2,864	0.39	—		0.015	1.64	—
	Crushed leach	91	0.52	—		—	—	—		55	0.45	—		—	—	—
	ROM leach	37	0.21	—		—	—	—		42	0.21	—		—	—	—
El Abra	Crushed leach	386	0.52	—		—	—	—		131	0.49	—		—	—	—
	ROM leach	218	0.32	—		—	—	—		146	0.27	—		—	—	—
Candelaria	Mill	317	0.57	0.13		—	2.05	—		22	0.64	0.16		—	2.25	—
Ojos del Salado	Mill	3	1.17	0.28		—	4.44	—		3	0.81	0.22		—	3.50	—
		1,940	0.45	0.02		0.007	1.14	—		3,263	0.39	—	[a]	0.013	1.46	—
Indonesia
Grasberg open pit	Mill	204	0.91	1.05		—	2.35	—		108	0.74	0.64		—	1.87	—
Deep Ore Zone	Mill	62	0.58	0.68		—	2.50	—		144	0.56	0.69		—	2.33	—
Big Gossan	Mill	14	2.34	1.14		—	15.41	—		42	2.12	0.91		—	12.80	—
Grasberg Block Cave[b]	Mill	335	1.21	1.04		—	3.46	—		684	0.88	0.64		—	3.29	—
Kucing Liar[b]	Mill	149	1.31	1.15		—	8.00	—		271	1.18	1.06		—	6.47	—
Deep Mill Level Zone[b]	Mill	65	0.95	0.76		—	4.70	—		445	0.83	0.71		—	4.11	—
		829	1.10	1.01		—	4.22	—		1,694	0.91	0.73		—	4.08	—
Africa
Tenke Fungurume	Agitation leach	54	3.26	—		—	—	0.36		87	2.84	—		—	—	0.30
Total FCX - 100% Basis		11,526	0.38	0.08		0.013	0.96	—	[a]	6,213	0.53	0.20		0.011	2.01	—	[a]

a.	Grade not shown because of rounding.

b.	Undeveloped reserves that would require significant capital investment to bring into production.

The reserve table above and the tables on the following pages utilize the abbreviations described below:

•	g/t – grams per metric ton

•	Moly – Molybdenum

•	ROM – Run of Mine

Recoverable Proven and Probable Reserves
Estimated at December 31, 2011
(continued)
			Average Ore Grade						Recoveries[a]
		Proven and
		Probable
	Processing	Million	Copper	Gold		Moly	Silver	Cobalt	Copper	Gold	Moly	Silver	Cobalt
	Method	metric tons	%	g/t		%	g/t	%	%	%	%	%	%
North America
Morenci	Mill	448	0.48	—		0.025	—	—	79.1	—	38.9	—	—
	Crushed leach	603	0.58	—		—	—	—	77.8	—	—	—	—
	ROM leach	3,199	0.18	—		—	—	—	43.3	—	—	—	—
Bagdad	Mill	1,267	0.35	—	[b]	0.020	1.74	—	85.6	59.1	70.7	49.3	—
	ROM leach	362	0.12	—		—	—	—	25.4	—	—	—	—
Safford	Crushed leach	206	0.43	—		—	—	—	67.2	—	—	—	—
Sierrita	Mill	2,766	0.23	—	[b]	0.025	1.39	—	83.0	60.6	80.7	49.3	—
	ROM leach	11	0.21	—		—	—	—	52.7	—	—	—	—
Miami	ROM leach	60	0.47	—		—	—	—	60.5	—	—	—	—
Tyrone	ROM leach	148	0.29	—		—	—	—	61.1	—	—	—	—
Chino	Mill	179	0.57	0.04		0.009	0.47	—	78.7	78.0	41.8	78.5	—
	ROM leach	242	0.31	—		—	—	—	43.1	—	—	—	—
Henderson	Mill	121	—	—		0.174	—	—	—	—	85.4	—	—
Climax	Mill	187	—	—		0.158	—	—	—	—	88.8	—	—
Cobre[c]	ROM leach	73	0.39	—		—	—	—	50.7	—	—	—	—
		9,872
South America
Cerro Verde	Mill	3,752	0.39	—		0.015	1.67	—	86.0	—	54.4	44.9	—
	Crushed leach	146	0.50	—		—	—	—	79.8	—	—	—	—
	ROM leach	79	0.21	—		—	—	—	41.0	—	—	—	—
El Abra	Crushed leach	517	0.51	—		—	—	—	58.3	—	—	—	—
	ROM leach	364	0.30	—		—	—	—	24.0	—	—	—	—
Candelaria	Mill	339	0.58	0.13		—	2.06	—	89.2	71.9	—	76.3	—
Ojos del Salado	Mill	6	1.00	0.25		—	3.99	—	90.4	60.6	—	65.8	—
		5,203
Indonesia
Grasberg open pit	Mill	312	0.85	0.91		—	2.19	—	83.4	80.2	—	43.1	—
Deep Ore Zone	Mill	206	0.57	0.69		—	2.38	—	86.5	77.3	—	64.2	—
Big Gossan	Mill	56	2.18	0.97		—	13.44	—	91.6	65.0	—	63.8	—
Grasberg Block Cave[c]	Mill	1,019	0.98	0.77		—	3.34	—	84.3	64.9	—	57.9	—
Kucing Liar[c]	Mill	420	1.23	1.09		—	7.01	—	85.6	46.1	—	38.5	—
Deep Mill Level Zone[c]	Mill	510	0.85	0.72		—	4.19	—	87.0	79.3	—	64.7	—
		2,523
Africa
Tenke Fungurume	Agitation leach	141	3.00	—		—	—	0.32	86.3	—	—	—	75.2
Total FCX - 100% Basis		17,739

a.	Recoveries are net of estimated mill and smelter losses.

b.	Grade not shown because of rounding.

c.	Undeveloped reserves that would require significant capital investment to bring into production.

Recoverable Proven and Probable Reserves
Estimated at December 31, 2011
(continued)
			Recoverable Reserves
			Copper		Gold	Moly		Silver	Cobalt
	FCX’s	Processing	billion		million	billion		million	billion
	Interest	Method	lbs.		ozs.	lbs.		ozs.	lbs.
North America
Morenci	85%	Mill	3.7		—	0.09		—	—
		Crushed leach	6.0		—	—		—	—
		ROM leach	5.4		—	—		—	—
Bagdad	100%	Mill	8.3		0.1	0.40		35.0	—
		ROM leach	0.3		—	—		—	—
Safford	100%	Crushed leach	1.3		—	—		—	—
Sierrita	100%	Mill	11.8		0.1	1.24		61.1	—
		ROM leach	—	[a]	—	—		—	—
Miami	100%	ROM leach	0.4		—	—		—	—
Tyrone	100%	ROM leach	0.6		—	—		—	—
Chino	100%	Mill	1.8		0.2	0.01		2.1	—
		ROM leach	0.7		—	—		—	—
Henderson	100%	Mill	—		—	0.40		—	—
Climax	100%	Mill	—		—	0.58		—	—
Cobre	100%	ROM leach	0.3		—	—		—	—
			40.6		0.4	2.72		98.2	—
Recoverable metal in stockpiles[b]			2.4		—	—	[a]	—	—
100% operations			43.0		0.4	2.72		98.2	—
Consolidated[c]			40.6		0.4	2.71		98.2	—
Net equity interest[d]			40.6		0.4	2.71		98.2	—
South America
Cerro Verde	53.56%	Mill	28.0		—	0.69		90.2	—
		Crushed leach	1.3		—	—		—	—
		ROM leach	0.2		—	—		—	—
El Abra	51%	Crushed leach	3.4		—	—		—	—
		ROM leach	0.5		—	—		—	—
Candelaria	80%	Mill	3.8		1.0	—		17.1	—
Ojos del Salado	80%	Mill	0.1		0.1	—		0.5	—
			37.3		1.1	0.69		107.8	—
Recoverable metal in stockpiles[b]			1.8		0.2	0.02		5.6	—
100% operations			39.1		1.3	0.71		113.4	—
Consolidated[c]			39.1		1.3	0.71		113.4	—
Net equity interest[d]			22.1		1.0	0.38		66.4	—
Indonesia
Grasberg open pit	e	Mill	4.9		7.3	—		9.5	—
Deep Ore Zone	e	Mill	2.2		3.5	—		10.1	—
Big Gossan	e	Mill	2.4		1.2	—		15.4	—
Grasberg Block Cave	e	Mill	18.7		16.3	—		63.3	—
Kucing Liar	e	Mill	9.7		6.8	—		36.5	—
Deep Mill Level Zone	e	Mill	8.3		9.3	—		44.4	—
100% operations			46.2		44.4	—		179.2	—
Consolidated[c]			31.6		32.2	—		118.7	—
Net equity interest[d]			28.6		29.2	—		107.5	—
Africa
Tenke Fungurume	57.75%	Agitation leach	8.1		—	—		—	0.75
Recoverable metal in stockpiles[b]			0.3		—	—		—	0.11
100% operations			8.4		—	—		—	0.86
Consolidated[c]			8.4		—	—		—	0.86
Net equity interest[d]			4.8		—	—		—	0.49

Total FCX – 100% basis			136.7		46.1	3.43		390.8	0.86
Total FCX – Consolidated basis[c]			119.7		33.9	3.42		330.3	0.86
Total FCX – Net equity interest[d]			96.1		30.6	3.09		272.1	0.49

a.	Amounts not shown because of rounding.

b.	Refer to "Mill and Leach Stockpiles" for additional information.

c.	Consolidated basis represents estimated metal quantities after reduction for joint venture partner interests at the Morenci mine in North America and at the Grasberg minerals district in Indonesia.

d.	Net equity interest represents estimated consolidated basis metal quantities further reduced for noncontrolling interest ownership.

e.
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

The table below shows the minimum cutoff grade by process for each of our existing ore bodies as of December 31, 2011:

	Copper Equivalent Cutoff Grade (Percent)			Molybdenum Cutoff Grade (Percent)
	Mill	Crushed or Agitation Leach	ROM Leach	Mill
North America
Morenci	0.25	0.19	0.03	N/A
Bagdad	0.20	N/A	0.01	N/A
Safford	N/A	0.12	N/A	N/A
Sierrita	0.18	N/A	0.09	N/A
Miami	N/A	N/A	0.05	N/A
Tyrone	N/A	N/A	0.05	N/A
Chino	0.20	N/A	0.08	N/A
Henderson	N/A	N/A	N/A	0.12
Climax	N/A	N/A	N/A	0.06
Cobre	N/A	N/A	0.17	N/A
South America
Cerro Verde	0.20	0.20	0.14	N/A
El Abra	N/A	0.16	0.06	N/A
Candelaria	0.23	N/A	N/A	N/A
Ojos del Salado	0.64	N/A	N/A	N/A
Indonesia
Grasberg open pit	0.25	N/A	N/A	N/A
Deep Ore Zone	0.62	N/A	N/A	N/A
Big Gossan	1.55	N/A	N/A	N/A
Grasberg Block Cave	0.58	N/A	N/A	N/A
Kucing Liar	0.68	N/A	N/A	N/A
Deep Mill Level Zone	0.62	N/A	N/A	N/A
Africa
Tenke Fungurume	N/A	1.11	N/A	N/A

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

The following table sets forth the average drill hole spacing based on average sample distance or drill pattern spacing for proven and probable ore reserves by process type:

		Average Drill Hole Spacing (in Meters)
		Proven		Probable
	Mining Unit	Mill	Leach	Mill	Leach
North America
Morenci	Open Pit	86	86	122	122
Bagdad	Open Pit	86	86	122	122
Safford	Open Pit	N/A	86	N/A	122
Sierrita	Open Pit	73	37	120	75
Miami	Open Pit	N/A	61	N/A	91
Tyrone	Open Pit	N/A	86	N/A	86
Chino	Open Pit	43	86	86	122
Henderson	Block Cave	38	N/A	85	N/A
Climax	Open Pit	61	N/A	122	N/A
Cobre	Open Pit	N/A	61	N/A	91
South America
Cerro Verde	Open Pit	50	50	100	100
El Abra	Open Pit	N/A	75	N/A	120
Candelaria	Open Pit	35	N/A	70	N/A
Ojos del Salado	Sublevel Stoping	25	N/A	50	N/A
Indonesia
Grasberg	Open Pit	37	N/A	114	N/A
Deep Ore Zone	Block Cave	23	N/A	56	N/A
Big Gossan	Open Stope	12	N/A	39	N/A
Grasberg	Block Cave	32	N/A	97	N/A
Kucing Liar	Block Cave	39	N/A	107	N/A
Deep Mill Level Zone	Block Cave	21	N/A	84	N/A
Africa
Tenke Fungurume	Open Pit	N/A	50	N/A	100

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

Year
2012
2014
2016
2018
2020
2022
2024
2026
2028
2030
2032
2034
2036
2038
2040
2042
2044
2046
2048
2050
2052
2054
2056
2058
2060
2062
2064
2066
2068
2070
2072
2074
2076
2078
2080
2082
2084
2086
2088
2090
2092
2094
2096
2098
2100
North America
Morenci
Bagdad
Chino
Cobre
Miami
Safford
Sierrita
Tyrone
Henderson
Climax
South America
Cerro Verde
Candelaria
Ojos del Salado
El Abra
Indonesia
Grasberg Open Pit
DOZ Block Cave
Big Gossan
Grasberg Block Cave
Kucing Liar Block Cave
DMLZ Block Cave
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

Processes and recovery rates are monitored continuously, and recovery rate estimates are adjusted periodically as additional information becomes available and as related technology changes. Following are our stockpiles and the estimated recoverable copper contained within those stockpiles as of December 31, 2011:

				Recoverable
	Millions of	Average	Recovery	Copper
	Metric Tons	Grade (%)	Rate (%)	(billion pounds)
Mill stockpiles
Cerro Verde	86	0.42	81.4	0.6
Candelaria	96	0.37	83.1	0.7
	182	0.39	82.3	1.3

Leach stockpiles
Morenci	4,957	0.25	1.9	0.5
Bagdad	427	0.27	2.7	0.1
Safford	114	0.44	23.1	0.3
Sierrita	649	0.15	12.4	0.3
Miami	460	0.38	2.0	0.1
Tyrone	1,029	0.28	2.4	0.1
Chino	1,602	0.26	11.4	1.0
Cerro Verde	411	0.53	2.6	0.1
El Abra	373	0.36	11.7	0.4
Tenke Fungurume	14	1.10	92.4	0.3
	10,036	0.27	5.2	3.2

Total FCX - 100% basis				4.5
Total FCX - Consolidated basis[a]				4.4
Total FCX - Net equity interest[b]				3.6

a.	Consolidated basis represents estimated metal quantities after reduction for our joint venture partner’s interest in the Morenci mine in North America.

b.	Net equity interest represents estimated consolidated basis metal quantities further reduced for noncontrolling interest ownership.

MINERALIZED MATERIAL

We hold various properties containing mineralized material that we believe could be brought into production should market conditions warrant. However, permitting and significant capital expenditures would be required before operations could commence at these properties. Mineralized material is a mineralized body that has been delineated by appropriately spaced drilling and/or underground sampling to support the reported tonnage and average metal grades. Such a deposit cannot qualify as recoverable proven and probable reserves until legal and economic feasibility are confirmed based upon a comprehensive evaluation of development costs, unit costs, grades, recoveries and other material factors. Estimated mineralized materials as presented on the following page were assessed using prices of $2.20 per pound for copper, $1,000 per ounce for gold and $12 per pound for molybdenum.

Mineralized Material
Estimated at December 31, 2011
		Milling Material					Leaching Material		Total Mineralized Material
		Million					Million		Million
	FCX’s	metric	Copper	Gold		Moly	metric	Copper	metric	Copper	Gold		Moly
	Interest	tons	%	g/t		%	tons	%	tons	%	g/t		%
North America
Morenci	85%	508	0.37	—		0.018	1,893	0.22	2,401	0.26	—		0.004
Bagdad[a]	100%	301	0.30	—	[b]	0.019	31	0.12	332	0.29	—	[b]	0.017
Safford[a]	100%	685	0.45	0.08		0.004	118	0.26	803	0.43	0.07		0.004
Sierrita[a]	100%	1,587	0.18	—	[b]	0.022	15	0.15	1,602	0.18	—	[b]	0.022
Miami	100%	—	—	—		—	27	0.47	27	0.47	—		—
Tyrone	100%	—	—	—		—	84	0.32	84	0.32	—		—
Chino	100%	177	0.45	—		0.013	179	0.32	356	0.39	—		0.006
Henderson	100%	158	—	—		0.148	—	—	158	—	—		0.148
Climax	100%	332	—	—		0.147	—	—	332	—	—		0.147
Cobre	100%	45	0.57	—		—	12	0.29	57	0.51	—		—
Ajo[a]	100%	915	0.33	0.06		0.007	—	—	915	0.33	0.06		0.007
Cochise/Bisbee	100%	—	—	—		—	280	0.44	280	0.44	—		—
Lone Star	100%	—	—	—		—	645	0.45	645	0.45	—		—
Sanchez	100%	—	—	—		—	178	0.29	178	0.29	—		—
Tohono	100%	220	0.70	—		—	261	0.65	481	0.67	—		—
Twin Buttes[a]	100%	595	0.40	—		0.026	59	0.21	654	0.38	—		0.024
South America
Cerro Verde[a]	53.56%	919	0.37	—		0.014	12	0.35	931	0.37	—		0.014
El Abra	51%	929	0.45	—		—	383	0.26	1,312	0.40	—		—
Candelaria[a]	80%	77	0.58	0.13		—	—	—	77	0.58	0.13		—
Indonesia
Grasberg minerals district[a]	54.38%[c]	2,386	0.62	0.57		—	—	—	2,386	0.62	0.57		—
Africa
Tenke Fungurume[d]	57.75%	83	3.44	—		—	22	2.81	105	3.31	—		—
Kisanfu[d]	95%	55	2.32	—		—	50	3.00	105	2.64	—		—
Total FCX - 100% basis		9,972					4,249		14,221
Total FCX - Consolidated basis[e]		8,941					3,965		12,906
Total FCX - Net equity interest[f]		7,872					3,759		11,631

a.
Stated tonnage also includes silver at Bagdad (0.6 g/t), Safford (1.5 g/t), Sierrita (1.1 g/t), Ajo (0.9 g/t), Twin Buttes (2.3 g/t), Cerro Verde (1.6 g/t), Candelaria (1.9 g/t) and the Grasberg minerals district (3.5 g/t).

b.	Amounts not shown because of rounding.

c.	FCX's interest in the Grasberg minerals district reflects our 60 percent joint venture ownership further reduced by noncontrolling interest ownership.

d.	Stated tonnage also includes cobalt at Tenke Fungurume (0.29 percent) and Kisanfu (1.08 percent).

e.	Consolidated basis represents estimated mineralized materials after reduction for our joint venture partners' interest in the Morenci mine and the Grasberg minerals district.

f.	Net equity interest represents estimated consolidated basis mineralized material further reduced for noncontrolling interest ownership.

Item 1A. Risk Factors
This report contains “forward-looking statements” within the meaning of United States (U.S.) federal securities laws. Forward-looking statements are all statements other than statements of historical facts, such as statements regarding projected ore grades and milling rates, projected production and sales volumes, projected unit net cash costs, projected operating cash flows, projected capital expenditures, exploration efforts and results, the impact of deferred intercompany profits on earnings, liquidity, other financial commitments and tax rates, the impact of copper, gold molybdenum and cobalt price changes, availability of power, water, labor and equipment, reclamation and closure costs and plans, environmental liabilities and expenditures, litigation contingencies and results, dividend payments, potential prepayments of debt, reserve estimates, and anticipated political, economic and social conditions in our areas of operations. We undertake no obligation to update any forward-looking statements. Readers are cautioned that forward-looking statements are not guarantees of future performance and our actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that could cause our actual results to differ materially from those anticipated in the forward-looking statements include the following.

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

Our financial results vary as a result of fluctuations in metal market prices, including copper, gold and molybdenum (for further information about the market prices of these commodities, refer to discussion below and in Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations”). An extended decline in the market prices of these commodities could adversely affect our financial results, affect our ability to repay our debt and meet our other fixed obligations, and depress the trading prices of our common stock and of our publicly traded debt securities.

Additionally, if market prices for the metals we produce decline for a sustained period of time, we may have to revise our operating plans, including curtailing production, reducing operating costs and capital expenditures and discontinuing certain exploration and development programs. We may be unable to decrease our costs in an amount sufficient to offset reductions in revenues, and may incur losses.

Substantially all of our copper concentrate and cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) based primarily on quoted London Metal Exchange (LME) monthly average spot copper prices. Accordingly, in times of rising copper prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs.

Copper prices have fluctuated historically, with LME spot copper prices ranging from $1.38 to $4.60 per pound during the three years ended December 31, 2011. Copper prices are affected by numerous factors beyond our control, including:

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

Gold prices have also fluctuated historically, with the London PM gold price ranging from $810 to $1,895 per ounce during the three years ended December 31, 2011. Gold prices are affected by numerous factors beyond our control, including:

•	The strength of the U.S. economy and the economies of other industrialized and developing nations, including China and India;

•	Global or regional political or economic crises;

•	The relative strength or weakness of the U.S. dollar and other currencies;

•	Expectations with respect to the rate of inflation;

•	Interest rates;

•	Purchases and sales of gold by governments, central banks and other holders;

•	Demand for jewelry containing gold; and

•	Investment activity, including speculation, in gold as a commodity.

Molybdenum prices also fluctuate, with the Metals Week Molybdenum Dealer Oxide weekly average price ranging from $7.83 to $18.60 per pound during the three years ended December 31, 2011. Molybdenum prices are affected by numerous factors beyond our control, including:

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

Under U.S. federal and state laws that require closure and reclamation plans for our mines, we generally are required to provide financial assurance sufficient to allow a third party to implement those plans if we are unable to do so. The U.S. Environmental Protection Agency (EPA) and state agencies may seek financial assurance for investigation and remediation actions under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) or equivalent state regulations. The failure to comply with these requirements could have a material adverse affect on us.

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

EPA and state agencies may seek financial assurance for investigation and remediation actions under CERCLA or equivalent state regulations. In July 2009, EPA published a Priority Notice of Action identifying classes of facilities within the hardrock mining industry for which the agency will develop financial responsibility requirements concerning the degree and duration of risk associated with the production, transportation, treatment, storage or disposal of hazardous substances. In EPA's semi-annual regulatory agenda published on February 13, 2012, EPA indicated that it intends to propose regulations regarding hardrock mining financial responsibility in April 2013. It is uncertain how the new requirements, if promulgated, will affect the amount and form of our existing and future financial assurance obligations.

The amount of financial assurance we are required to provide will vary with changes in laws, regulations and reclamation and closure requirements and cost estimates. As of December 31, 2011, our financial assurance obligations associated with closure and reclamation costs in New Mexico, Arizona and Colorado totaled $899 million, of which $565 million was in the form of parent company guarantees and financial capability demonstrations. Our ability to continue to provide financial assurance in the form of parent guarantees and financial capability demonstrations depends on our ability to meet financial tests. Certain of the ratios in these tests are significantly more rigorous for companies that do not have an investment grade rating from a state-approved ratings service. We are currently rated investment grade by Standard & Poor's Rating Services (S&P), Fitch Ratings and Moody's Investors Service (Moody's). If we fail to maintain our investment grade rating, we would be subject to these more rigorous tests, in which case the regulatory agencies may require us to provide alternative forms of financial assurance, such as letters of credit, surety bonds or collateral. Depending on our financial condition and market conditions, these other forms of financial assurance may be difficult or costly to provide. Issuance of letters of credit under our credit facilities would reduce our available liquidity. Failure to provide the required financial assurance could result in the closure of mines. As of December 31, 2011, we had limited financial assurance obligations associated with CERCLA-related remediation obligations, although EPA and certain states are currently considering increasing the use of financial assurance requirements for such obligations. For additional information, see the environmental risk factor “Mine closure regulations impose substantial costs on our operations.”

In July 2011, the Chilean senate passed legislation regulating mine closure, which establishes new requirements for closure plans and becomes effective in November 2012. Our Chilean operations will be required to update closure plans and provide financial assurance for these obligations. We cannot predict at this time the costs of these closure plans or the levels or forms of financial assurance that may be required.

In December 2010, the President of Indonesia issued a regulation regarding mine reclamation and closure, which requires a company to provide a mine closure guarantee in the form of a time deposit placed in a state-owned bank in Indonesia. In accordance with its Contract of Work (COW), PT Freeport Indonesia is working with the Department of Energy and Mineral Resources to review these requirements, including discussions of other options for the mine closure guarantee. In December 2009, PT Freeport Indonesia submitted its revised mine closure plan to the Department of Energy and Minerals Resources for review and has addressed comments received during the course of this review process.

Movements in foreign currency exchange rates could negatively affect our operating results.

The functional currency for most of our operations is the U.S. dollar. All of our revenues and a significant portion of our costs are denominated in U.S. dollars; however, some costs and certain asset and liability accounts are denominated in local currencies, including the Indonesian rupiah, Australian dollar, Chilean peso, Peruvian nuevo sol, euro and South African rand. Generally, our results are positively affected when the U.S. dollar strengthens in relation to those foreign currencies and adversely affected when the U.S. dollar weakens in relation to those foreign currencies. Refer to Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” for a summary of the estimated impact of changes in foreign currency rates on our annual operating costs.

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

We are a global mining company with substantial assets located outside of the U.S. We conduct international mining operations in Indonesia, Peru, Chile and the Democratic Republic of Congo (DRC). Accordingly, in addition to the usual risks associated with conducting business in foreign countries, our business may be adversely affected by political, economic and social uncertainties in each of these countries. Such risks include:

•	Renegotiation, cancellation or forced modification of existing contracts,

•	Expropriation or nationalization of property,

•
Changes in a foreign country's laws, regulations and policies, including those relating to labor, taxation, royalties, divestment, imports, exports, trade regulations, currency and environmental matters,

•	Political instability, bribery, extortion, corruption, civil strife, acts of war, guerrilla activities, insurrection and terrorism,

•	Foreign exchange controls, and

•
The risk of having to submit to the jurisdiction of a foreign court or arbitration panel or having to enforce the judgment of a foreign court or arbitration panel against a sovereign nation within its own territory.

Our insurance does not cover most losses caused by the above described risks. Accordingly, our exploration, development and production activities outside of the U.S. could be substantially affected by factors beyond our control, some of which could materially and adversely affect our financial position or results of operations.

In October 2010, PT Freeport Indonesia received an assessment from the Indonesian tax authorities for additional taxes of $106 million and interest of $52 million related to various audit exceptions for 2005. In November 2011, PT Freeport Indonesia received an assessment from the Indonesian tax authorities for additional taxes of $22 million and interest of $10 million related to various audit exceptions for 2006. PT Freeport Indonesia has paid $109 million for these disputed tax assessments and filed objections to these assessments because it believes it has properly paid all taxes. PT Freeport Indonesia is working with the Indonesian tax authorities to resolve these matters and expects to receive additional assessments from the Indonesian tax authorities for their audit of its 2007 tax return.

In December 2009, PT Freeport Indonesia was notified by the Large Taxpayer's Office of the Government of Indonesia of its view that PT Freeport Indonesia is obligated to pay value added taxes on certain goods imported after the year 2000. The amount of such taxes and related penalties under this view would be significant. PT Freeport Indonesia believes that, pursuant to the terms of its COW, it is only required to pay value added taxes on these types of goods imported after December 30, 2009. PT Freeport Indonesia has not received a formal assessment and is working with the applicable government authorities to resolve this matter.

SUNAT, the Peruvian national tax authority, has assessed mining royalties on materials processed by the Cerro Verde concentrator which commenced operations in late 2006. These assessments cover the period October 2006 to December 2007 and the years 2008 and 2009. SUNAT has issued rulings denying Cerro Verde's protest of the assessments. Cerro Verde has appealed these decisions and currently has three cases pending before the Peruvian Tax Tribunal. Cerro Verde is challenging these royalties because it believes its stability agreement provides an exemption for all minerals extracted from its mining concession, irrespective of the method used for processing those minerals. Although we believe our interpretation of the stability agreement is correct, if Cerro Verde is ultimately found responsible for these assessments, it will also be liable for interest, which accrues at rates that range from approximately 7 to 18 percent based on the year accrued and the currency in which the amounts would be payable. At December 31, 2011, the aggregate amount of the assessments, including interest and penalties, totaled $190 million. SUNAT may continue to assess mining royalties annually until this matter is resolved by the Peruvian Tax Tribunal.

Because our Grasberg minerals district is our most significant operating asset, our business may continue to be adversely affected by political, economic and social uncertainties and security risks in Indonesia.

Indonesia has faced political and social uncertainties, including separatist movements and civil and religious strife in a number of provinces. In particular, several separatist groups are opposing Indonesian rule over the province of Papua, where our Grasberg minerals district is located, and have sought political independence for the province. In response, Indonesia enacted regional autonomy laws, which became effective January 1, 2001. The manner in which those laws are being implemented and the degree of political and economic autonomy that they may bring to individual provinces, including Papua, are uncertain and are ongoing issues in Indonesian politics. In Papua, there have been sporadic attacks on civilians by separatists and sporadic but highly publicized conflicts between separatists and the Indonesian military. Social, economic and political instability in Papua could materially and adversely affect us if it results in damage to our property or interruption of our activities.

Maintaining a good working relationship with the Indonesian government is important to us because our mining operations there are among Indonesia's most significant business enterprises and are conducted pursuant to a COW with the Indonesian government. Partially because of their significance to Indonesia's economy, the environmentally sensitive area in which they are located, and the number of people employed, our operations are occasionally the subject of criticism in the Indonesian press and in political debates, and have been the target of protests and occasional violence.

Between July 2009 and February 2012, there were 32 shooting incidents in and around the Grasberg minerals district, including along the road leading to our mining and milling operations, which resulted in 15 fatalities and 56 injuries. Victims included PT Freeport Indonesia employees, contractors, members of law enforcement and civilians. The identity of the perpetrators is unknown as is the motivation for the shootings. The investigation of these matters is continuing. We have taken precautionary measures, including using secured convoys on the road. The Indonesian government has responded with additional security forces and expressed a commitment to protect the safety of the community and our operations. Prolonged limitations on access to the road could adversely affect operations at the mine. The safety of our workforce is a critical concern, and PT Freeport Indonesia is working cooperatively with the Government of Indonesia to address security issues.

During 2011, PT Freeport Indonesia was adversely affected by labor disruptions, including an eight-day work stoppage in July 2011 and an approximate three-month strike that concluded in December 2011. The strike involved civil unrest, transportation blockades, sabotage of important operating facilities and violence. Although a new labor agreement was reached in mid-December 2011, we are experiencing work interruptions in connection with our efforts to resume normal operations at PT Freeport Indonesia. PT Freeport Indonesia is complying with the terms of the new labor agreement with its union. Certain of the returning workers have engaged in acts of violence and intimidation against workers and supervisory personnel who did not participate in the strike. On February 23, 2012, the union indicated that it will engage in a work stoppage and we temporarily suspended operations to protect our employees and assets following the incidents of intimidation and threats within the workforce. We are working with union officials and government authorities to resolve the ongoing issues. Refer to Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

Large numbers of illegal miners have continued to operate along the river used to transport the tailings from the mill to the lowlands in PT Freeport Indonesia's government-approved tailings management area. The illegal miners have periodically clashed with police who have attempted to move them away from our facilities. In 2006, the illegal miners temporarily blocked the road leading to the Grasberg mine and mill in protest, and PT Freeport Indonesia temporarily suspended mining and milling operations as a precautionary measure.

We cannot predict whether additional incidents will occur that could disrupt or suspend our Indonesian operations. If additional violence or other disruptive incidents occur, it could adversely affect our business and profitability in ways that we cannot predict at this time.

We do not expect to mine all of our ore reserves in Indonesia before the initial term of our COW expires.

PT Freeport Indonesia is entitled to mine in Indonesia under its COW with the Government of Indonesia. The initial term of the current COW expires in 2021, but can be extended for two 10-year periods subject to Indonesian government approval, which pursuant to the COW cannot be withheld or delayed unreasonably. Our proven and probable ore reserves in Indonesia reflect estimates of minerals that can be recovered through the end of 2041 and our current mine plan has been developed, and our operations are based on the assumption that we will receive the two 10-year extensions. As a result, we will not mine all of these ore reserves during the initial term of the current COW, and there can be no assurance that the Indonesian government will approve the extensions. Prior to the end of 2021, we expect to mine 31 percent of aggregate proven and probable recoverable ore at December 31, 2011, representing 37 percent of PT Freeport Indonesia's share of recoverable copper reserves and 49 percent of its share of recoverable gold reserves.

In 2009, Indonesia enacted a new mining law, which will operate under a licensing system as opposed to the contract of work system that applies to PT Freeport Indonesia. In 2011 and 2010, the Government of Indonesia promulgated regulations under the 2009 mining law and certain provisions address existing contracts of work. The laws and regulations provide that contracts of work will continue to be honored until their expiration. However, the regulations attempt to apply certain provisions of the new law to existing contracts and may seek to apply the licensing system to any extension periods of contracts of work, even though our COW provides for two 10-year extension periods subject to Indonesian government approval, which pursuant to the COW cannot be withheld or delayed unreasonably. In February 2012, a new regulation was adopted that would require mining companies in Indonesia to process all minerals domestically and possibly ban export of concentrates and other unrefined minerals. There are specific provisions included in PT Freeport Indonesia's existing COW that define its rights to export product and the obligation to develop domestic smelting capacity if commercially feasible, or to contract with other domestic smelters on a market basis. In connection with the obligations under its COW, in 1995, PT Freeport Indonesia constructed the only copper smelter and refinery in Indonesia, which is owned and operated by PT Smelting.

Our COWs in Indonesia are subject to termination if we do not comply with our contractual obligations, and if a dispute arises, we may have to submit to the jurisdiction of a foreign court or arbitration panel.

PT Freeport Indonesia's COW and other COWs in which we have an interest were entered into under Indonesia's 1967 Foreign Capital Investment Law, which provides guarantees of remittance rights and protection against nationalization. Our COWs can be terminated by the Government of Indonesia if we do not satisfy our contractual obligations, which include the payment of royalties and taxes to the government and the satisfaction of certain mining, environmental, safety and health requirements.

Certain forestry laws and designations as well as prevailing environmental laws and regulations may conflict with or overlap with the mining rights established under our COW. Although our COW grants to PT Freeport Indonesia the unencumbered right to operate in accordance with the COW, certain government agencies could seek to impose additional restrictions on PT Freeport Indonesia that could affect exploration and operating requirements.

At times, certain government officials and others in Indonesia have questioned the validity of contracts entered into by the Government of Indonesia prior to May 1998 (i.e., during the Suharto regime, which lasted over 30 years), including PT Freeport Indonesia's COW, which was signed in December 1991. We cannot provide assurance that the validity of, or our compliance with, the COWs will not be challenged for political or other reasons. PT Freeport Indonesia's COW and our other COWs require that disputes with the Indonesian government be submitted to international arbitration. Accordingly, if a dispute arises under the COWs, we face the risk of having to submit to the jurisdiction of a foreign court or arbitration panel, and if we prevail in such a dispute, we will face the additional risk of having to enforce the judgment of a foreign court or arbitration panel against Indonesia within its own territory.

Indonesian government officials have periodically undertaken reviews regarding our compliance with Indonesian environmental laws and regulations and the terms of the COWs. In January 2012, the President of Indonesia issued a decree calling for the creation of a team to evaluate contracts of work for adjustment to the 2009 Mining Law, and accordingly, to take steps to assess and negotiate size of work areas, government revenues, and domestic processing of minerals. The team includes 14 cabinet-level members representing 13 formal government institutions led by the Coordinating Minister of Economy and the Minister of Energy and Mineral Resources, with the Director General of Mineral and Coal as the Secretary. The team's assignment runs through December 2013 and the group is expected to provide progress reports to the President every six months. We intend to continue to work cooperatively with the Government of Indonesia to complete this review and to seek extension of the COW beyond 2021, as provided under the terms of the COW. The COW can only be modified by mutual agreement between PT Freeport Indonesia and the Government of Indonesia.

Any suspension of required activities under our COWs requires the consent of the Indonesian government.

Our COWs permit us to suspend certain contractually required activities, including exploration, for a period of one year by making a written request to the Indonesian government. These requests are subject to the approval of the Indonesian government and are renewable annually. If we do not request a suspension or are denied a suspension, then we are required to continue our activities under the COW or potentially be declared in default. Moreover, if a suspension continues for more than one year for reasons other than force majeure and the Indonesian government has not approved such continuation, then the government would be entitled to declare a default under the COW.

We previously suspended our field exploration activities outside of the Block A area of PT Freeport Indonesia's COW because of safety and security issues and regulatory uncertainty relating to a possible conflict between our mining and exploration rights in certain forest areas and an Indonesian Forestry law enacted in 1999 prohibiting open-pit mining in forest preservation areas. In 2001, we requested and received from the Government of Indonesia, formal temporary suspensions of our obligations under the COWs in all areas outside of Block A. Recent Indonesian legislation permits open-pit mining in the Block B area of PT Freeport Indonesia's COW, subject to certain requirements. Following an assessment of these requirements and a review of security issues, in 2007 we resumed exploration activities in certain prospective COW areas outside of Block A.

The Tenke Fungurume minerals district is located in the Katanga province of the DRC, and may be adversely affected by political, economic and social instability in the DRC.

During 2009, we completed construction activities and commenced copper production at the Tenke Fungurume mine (the Tenke mine) located in the DRC. Since gaining independence in 1960, the DRC has undergone outbreaks of violence, changes in national leadership and financial crisis. These factors heighten the risk of abrupt changes in the national policy toward foreign investors, which in turn could result in unilateral modification of concessions or contracts, increased taxation, denial of permits or permit renewals or expropriation of assets. As part of a review of all mining contracts by the Ministry of Mines (the Ministry) in the DRC, in February 2008, we received notification that the Ministry wished to renegotiate several material provisions of Tenke Fungurume Mining S.A.R.L.'s (TFM) mining concessions. In October 2010, the Government of the DRC concluded its review of TFM's existing mining contracts and confirmed that they are in good standing. In connection with the review, TFM made several commitments that have been reflected in amendments to its mining contracts, which were signed by the parties in December 2010 (refer to Note 14 for further discussion). In March 2011, the amendments were approved by a ministerial council, and a Presidential Decree, signed by the President and Prime Minister of the DRC, was issued in April 2011. After receiving the required government approval of the modification to TFM's bylaws that reflect the agreement with the Government of the DRC, our effective ownership interest in the project will be reduced to 56.0 percent prospectively, compared to our current ownership interest of 57.75 percent.

In November 2011, the DRC held a general presidential election. On December 16, 2011, incumbent President Joseph Kabila was declared the winner of that election by the DRC Supreme Court. There has been widespread international and local criticism of the election and episodes of protests, some of which were accompanied by acts of violence.

In July 2009, TFM was advised that the Minister of Justice in the DRC authorized an inquiry regarding the alleged misappropriation of public funds in connection with securing labor and immigration authorizations and the payment of associated fees for the Tenke Fungurume project. Several government officials and three TFM employees were arrested. In October 2009, the three TFM employees were tried and acquitted. One government official, the head of immigration in the Katanga province, was sentenced to five years imprisonment on charges of embezzlement. The office of the Attorney General of the DRC filed a notice of appeal of the judgment, and the matter is pending at the Appellate Court.

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

Political, economic and social risks that are generally outside of our control and could adversely affect our business include:

•	Political risks associated with the establishment and re-election of the present government;

•	Cancellation or renegotiation of mining contracts by the government;

•	Legal and regulatory uncertainties, governmental corruption and bribery;

•	Royalty and tax increases or claims by governmental entities, including retroactive claims;

•	Security risks due to the remote location in the southern DRC and violence in the northeastern provinces of the DRC;

•	Risk of loss of property due to expropriation or nationalization of property; and

•	Risk of loss due to civil strife, acts of war, guerrilla activities, insurrection and terrorism.

Accordingly, the Tenke Fungurume minerals district and its future development projects may be substantially affected by factors beyond our control, any of which could adversely affect our operating results, interrupt our operations or result in a loss of all or part of our investment in the DRC.

Terrorist attacks and violence near our operations and throughout the world and the potential for additional future terrorist acts and violence have created economic and political uncertainties that could materially and adversely affect our business.

In July 2009, two suicide bombers set off explosions inside of the JW Marriott and Ritz-Carlton hotels in Jakarta, Indonesia, that killed nine people and injured 53 others. Two of our Indonesian-based executives were injured in the incident.

In July 2009, a small group of individuals created a disturbance on the road leading to our mining and milling operations at our Grasberg minerals district and vandalized vehicles and small buildings. There were no injuries. For more information about a series of shooting incidents near our Grasberg minerals district, refer to the risk factor “Because our Grasberg minerals district is our most significant operating asset, our business may continue to be adversely affected by political, economic and social uncertainties in Indonesia.”

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

In October 2002, a bombing killed 202 people in the Indonesian province of Bali, which is 1,500 miles west of our mining and milling operations. Indonesian authorities arrested 35 people in connection with this bombing and 29 of those arrested have been tried and convicted. In August 2003, 12 people were killed and over 100 were injured by a car bomb detonated outside of the JW Marriott Hotel in Jakarta, Indonesia. In September 2004, 11 people were killed and over 200 injured by a car bomb detonated in front of the Australian embassy in Jakarta. In October 2005, three suicide bombers killed 19 people and wounded over 100 in Bali. The same international terrorist organizations are suspected in each of these incidents. In November 2005, Indonesian police raided a house in East Java that resulted in the death of other accused terrorists linked to the bombings discussed above. Our mining and milling operations were not interrupted by these incidents, but PT Freeport Indonesia's corporate office in Jakarta had to relocate for several months following the bombing in front of the Australian embassy. In addition to the Bali, JW Marriott Hotel and Australian embassy bombings, there have been anti-American demonstrations in certain sections of Indonesia reportedly led by radical Islamic activists.

No assurance can be given that additional terrorist incidents and acts of violence will not occur. If there were to be additional terrorist incidents or acts of violence, particularly at or near our operations, there could be no assurance that the occurrence of such events would not have a material adverse impact on our business and results of operations.

Operational risks

Our business is subject to operational risks that could adversely affect our business.

Mines by their nature are subject to many operational risks, some of which are outside of our control. These operational risks, which could adversely affect our business, operating results and cash flows, include the following:

•	Earthquakes, floods and other natural disasters;

•	The occurrence of unusual weather or operating conditions and other force majeure events;

•	The failure of equipment or processes to operate in accordance with specifications, design or expectations;

•	Accidents;

•	Wall failures and rock slides in our open-pit mines, and structural collapses in our underground mines;

•
Problems associated with the construction and management of large impoundments containing tailings or other viscous or semi-solid materials, some of which also contain mineral and chemical contaminants, such as structural failures or leakages;

•	Interruption of energy supply;

•	Lower than expected ore grades or recovery rates;

•	Metallurgical and other processing problems;

•	Unanticipated ground and water conditions;

•	Adverse claims to water rights, adverse outcomes of pending water adjudications and shortages of water to which we have rights;

•	Adjacent land ownership or usage that results in constraints on current or future mine operations;

•	Delays in the receipt of or failure to receive necessary government authorizations, approvals or permits;

•	Delays in transportation and disruptions of supply routes;

•	The inability to obtain satisfactory insurance coverage.

The failure to adequately manage these risks could result in significant personal injury, loss of life, property damage and damage to the environment, both in and around our areas of operations, as well as damage to production facilities and delays in or curtailments of production.

Labor unrest and activism could disrupt our operations and may adversely affect our business, financial condition, results of operations and prospects.

As further described in Items 1 and 2. “Business and Properties,” we are party to labor agreements with various unions that represent employees at our operations. Labor agreements are negotiated on a periodic basis, and the risk exists that labor agreements may not be renewed on reasonably satisfactory terms to us or at all. We cannot predict what issues may be raised by the collective bargaining units representing our employees and, if raised, whether negotiations concerning those issues will be concluded successfully. Our production and sales volumes could be significantly reduced and our business, financial condition and results of operations adversely affected by significant reductions in productivity or protracted work stoppages at one or more of our operations. Additionally, if we enter into a new labor agreement with any union that significantly increases our labor costs relative to our competitors, our ability to compete may be materially and adversely affected.

During 2011, PT Freeport Indonesia was adversely affected by labor disruptions, including an eight-day work stoppage in July 2011 and an approximate three-month strike that concluded in December 2011. The strike involved civil unrest, transportation blockades, sabotage of important operating facilities and violence. In mid-December 2011, the financial terms of a new two-year labor agreement for PT Freeport Indonesia were reached and the parties agreed that future wage negotiations would be based on living costs and the competitiveness of wages within Indonesia. Although a new labor agreement has been reached, we are experiencing work interruptions in connection with our efforts to resume normal operations at PT Freeport Indonesia. PT Freeport Indonesia is complying with the terms of the new labor agreement with its union. Certain of the returning workers have engaged in acts of violence and intimidation against workers and supervisory personnel who did not participate in the strike. On February 23, 2012, the union indicated that it will engage in a work stoppage and we temporarily suspended operations to protect our employees and assets following the incidents of intimidation and threats within the workforce. We are working with union officials and government authorities to resolve the ongoing issues. Refer to Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

In fourth-quarter 2011, there was an approximate two-month labor strike at Cerro Verde during the negotiation of a new labor agreement. The strike did not have a significant impact on production, and a new three-year agreement with the union was reached in late December 2011.

If we do not successfully negotiate new collective bargaining agreements with our union workers, we may incur prolonged strikes and other work stoppages at our mining operations, which could adversely affect our business, financial condition and results of operations.

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

At our North America operations, our water rights give us only the right to use public waters for a statutorily defined beneficial use at a designated location. In Arizona, we are a participant in two active general stream adjudications in which, for over 30 years, the state of Arizona has been attempting to quantify and prioritize surface water claims for two of the state's largest river systems that affect four of our operating mines (Morenci, Safford, Sierrita and Miami). The legal precedent set in these proceedings may also affect our Bagdad mine. Groundwater has historically been treated separately from surface water under Arizona law, which has generally allowed land owners to pump at will, subject to the doctrine of reasonable use. However, court decisions in recent years have concluded that if groundwater pumping produces or affects surface water, then such pumping requires surface water rights and is subject to the general stream adjudications. The effort to define the boundaries between groundwater and surface water is currently the focus of one of those adjudications.

In Colorado, our surface water and groundwater rights are subject to adjudication and we are involved in legal proceedings to resolve disputes regarding priority of administration of rights, including priority of some of our rights for the Climax molybdenum mine. In New Mexico, our surface water and groundwater rights are fully licensed or have been fully adjudicated.

Water for our Cerro Verde mining operation comes from renewable sources through a series of storage reservoirs on the Rio Chili watershed that collect water primarily from seasonal precipitation. Due to occasional drought conditions and the possibility that climate change will reduce precipitation levels, temporary supply shortages are possible that could affect our current and planned Cerro Verde operations. Cerro Verde has been conducting water studies to assess opportunities for additional supplies to support current operations and potential future expansion projects. In 2011, Cerro Verde reached an agreement with the Regional Government of Arequipa, the National Government, Servicio de Agua Potable y Alcantarillado de Arequipa S.A. (SEDAPAR) and other local institutions to allow Cerro Verde to finance the engineering and construction of a wastewater treatment plant, should it proceed with plans for a large-scale concentrator expansion. Once Cerro Verde obtains a license for the treated water, it would be used to supplement its existing water supplies to support the potential concentrator expansion.

Water for our El Abra mining operation comes from the continued pumping of groundwater from the Salar de Ascotán aquifer. In 2010, El Abra obtained regulatory approval, subject to certain conditions, for the continued pumping of groundwater from the Salar de Ascotán aquifer for its sulfide processing plant, which began operations in 2011. We believe that El Abra has sufficient water rights to support current operations, however, a change to the sulfide ore project, such as increased production or mill processing, would require additional water beyond our sulfide groundwater pumping, which is permitted through 2021. El Abra is also conducting studies to assess the feasibility of constructing a desalination plant near the Pacific Ocean to treat seawater for possible increased sulfide ore production or mill processing.

Water for our Candelaria and Ojos del Salado mining operations is drawn from the Copiapó River aquifer. Because of rapid depletion of this aquifer in recent years, Candelaria is expanding its sources of water supply. During 2010, we completed construction of a pipeline to convey reclaimed water from a nearby water treatment facility to our

Candelaria mine. We have also completed engineering and began construction for a desalination plant near the Pacific Ocean that will supply Candelaria's longer term water needs. The plant is expected to be completed in early 2013.

Although we believe each operation has sufficient water rights and claims to cover current operational demands, we cannot predict the potential outcome of pending or future legal proceedings on our water rights, claims and uses. The loss of some or all water rights for any of our mines, or physical shortages of water to which we have rights, could require us to curtail or close mining operations and could prevent us from pursuing expansion opportunities.

Increased production costs could reduce our profitability and cash flow.

Our copper mining operations require significant energy, principally diesel, electricity, coal and natural gas. For the year 2011, energy represented approximately 21 percent of our consolidated copper production costs. An inability to procure sufficient energy at reasonable prices could adversely affect our profits, cash flow and growth opportunities.

Our consolidated copper production costs are also affected by the prices of commodities we consume or use in our operations, such as sulphuric acid, grinding media, steel, reagents, liners, tires, explosives and diluents. The prices of such commodities are influenced by supply and demand trends affecting the mining industry in general and other factors outside our control and such prices are at times subject to volatile movements. Increases in the cost of these commodities could make our operations less profitable. Increases in the costs of commodities that we consume or use may also significantly affect the capital costs of new projects.

In addition to the usual risks encountered in the mining industry, our Indonesia operations involve additional risks because they are located on unusually difficult terrain in a very remote area.

The Grasberg minerals district is located in steep mountainous terrain in a remote area of Indonesia. Because of these conditions, we have had to overcome special engineering difficulties and develop extensive infrastructure facilities. In addition, the area receives considerable rainfall, which has led to periodic floods and mudslides. The mine site is also in an active seismic area and has experienced earth tremors from time to time. Our insurance may not sufficiently cover an unexpected natural or operating disaster.

In October 2003, a slippage of material occurred in a section of the Grasberg open pit, resulting in eight fatalities. In December 2003, a debris flow involving a relatively small amount of loose material occurred in the same section of the open pit resulting in only minor property damage. The events caused us to alter our short-term mine sequencing plans; normal production activities resumed in second-quarter 2004.

In March 2006, a mud/topsoil slide involving approximately 75,000 metric tons of material occurred from a mountain ridge above service facilities supporting PT Freeport Indonesia's mining facilities. Three contract workers were fatally injured in the event. The material damaged a mess hall and an adjacent area. As a result of investigations by PT Freeport Indonesia and the Indonesian Department of Energy and Mineral Resources, we conducted geotechnical studies to identify and address any potential hazards to workers and facilities from slides. The existing early warning system for potential slides, based upon rainfall and other factors, has also been expanded.

In September 2008, a small scale failure encompassing approximately 75,000 metric tons of material occurred at our Grasberg open pit. There were no injuries or property damage. The event caused a delay in our access to the high-grade section of the open pit and, as a result, a portion of the metal expected to be mined in the second half of 2008 was deferred to future periods.

In April 2011, two PT Freeport Indonesia employees died in an accident when a portion of the Deep Ore Zone (DOZ) mine experienced an uncontrolled muck flow. The area was temporarily shut down during the investigation of the accident.
No assurance can be given that similar events will not occur in the future.

In addition to the usual risks encountered in the mining industry, our Africa mining operation involves additional risks because it is located in a remote area of the DRC.

The Tenke Fungurume minerals district is located in a remote area of the DRC and is subject to additional challenges, including:

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

Additionally, due to limited rail access, we currently truck a significant portion of the production from the Tenke mine approximately 1,900 miles to ports in South Africa. The Tenke Fungurume minerals district and its future development may be substantially affected by factors beyond our control, which could adversely affect their contribution to our operating results and increase the cost of future development.

The volume and grade of ore reserves that we recover and our rate of production may be more or less than anticipated.

Our ore reserve amounts are determined in accordance with Industry Guide 7 as required by the Securities Exchange Age of 1934, and are estimates of the mineral deposits that can be economically and legally extracted or produced at the time of the reserve determination. The determination of reserves involves numerous uncertainties with respect to the ultimate geology of the ore bodies, including quantities, grades and recovery rates, and estimates may change as new data becomes available. Estimating the quantity and grade of reserves requires us to determine the size, shape and depth or our ore bodies by analyzing geological data, such as samplings of drill holes, tunnels and other underground workings. In addition to the geology of our mines, assumptions are required to determine the economic feasibility of mining these reserves, including estimates of future commodity prices and demand, the mining methods we use and the related costs incurred to develop and mine our reserves. A sustained decrease in commodity prices may result in a reduction in economically recoverable ore reserves. These factors may result in variations in the volumes of mineral reserves that we report from period to period.

There are also uncertainties inherent in estimating quantities of ore reserves and copper recovered from mill and leach stockpiles. The quantity of copper delivered to mill and leach stockpiles is based on surveyed volumes of mined material and daily production records. Sampling and assaying of blasthole cuttings determine the estimated copper grade contained in the material delivered to the mill and leach stockpiles. Processes and recovery rates are monitored regularly, and recovery rate estimates are adjusted periodically as additional information becomes available and as related technology changes. Accordingly, the volume and grade of ore reserves recovered, rates of production and copper recovered from stockpiles may be less than anticipated.

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

There are many risks and uncertainties inherent in all development projects. The economic feasibility of development projects is based on many factors, including the accuracy of estimated reserves, metallurgical recoveries, capital and operating costs and estimated future prices of the relevant minerals. The capital expenditures and time required to develop new mines or other projects are considerable, and changes in costs or construction schedules can adversely affect project economics. Moreover, underground mining is generally more expensive than surface mining as a result of higher capital costs, including costs for modern mining equipment and construction of extensive ventilation systems. Therefore, it is possible that actual costs and economic returns may differ materially from our estimates. Refer to Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of our current development projects.

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

The development of underground mines is subject to additional risks, including the following:

•	Unanticipated geologic, geotechnical and hydrogeologic conditions;

•	Challenges related to hiring and training personnel required for underground mining activities;

•	Larger than expected dilution of ore associated with block caving and stoping mining methods; and

•	Unanticipated delays in the development of major access and supporting infrastructure due to engineering changes, late delivery of critical components and longer than planned construction periods.

Some of these risks could result in delays to production startup and a loss or reduction in minable tons. There can be no assurance that the occurrence of such events or conditions would not have a material adverse impact on our business and results of operations.

Environmental risks

Our domestic and international operations are subject to complex and evolving environmental laws and regulations, and compliance with environmental and regulatory requirements involves significant costs.

Our mining operations and exploration activities, both in the U.S. and elsewhere, are subject to extensive laws and regulations governing exploration, development, production, occupational health, mine safety, toxic substances, waste disposal, protection and remediation of the environment, protection of endangered and protected species, and other related matters. Compliance with these laws and regulations imposes substantial costs, which we expect will continue to increase over time because of increased regulatory oversight, adoption of increasingly stringent environmental standards, and increased demand for remediation services leading to shortages of equipment, supplies and labor, as well as other factors. Recent examples of these trends include EPA's June 2010, promulgation of a new sulphur dioxide ambient air standard and EPA's efforts to curtail the exemption of mining operations from waste management regulation under the Federal Resource Conservation and Recovery Act. These and other such actions could have a significant impact on our operational compliance and closure costs.

In addition to compliance with environmental regulation at our operating sites, we incur significant costs for remediating environmental conditions on properties that have not been operated in many years.

Freeport-McMoRan Corporation (FMC, formerly Phelps Dodge Corporation), and many of its affiliates and predecessor companies have been involved in mining, milling, and manufacturing in the U.S. for more than a century. Activities that occurred in the late 19th century and the 20th century prior to the advent of modern environmental laws were not subject to environmental regulation and were conducted before American industrial companies understood the long-term effects of their operations on the surrounding environment. With the passage of CERCLA in 1980, companies like FMC became legally responsible for environmental remediation on properties previously owned or operated by them, irrespective of when the damage to the environment occurred or who caused it. That liability is often shared on a joint and several basis with all other owners and operators, meaning that each owner or operator of the property is fully responsible for the clean-up, although in many cases some or all of the other historical owners or operators no longer exist, do not have the financial ability to respond or cannot be found. As a result, because of our acquisition of FMC in 2007, many of the subsidiary companies we now own are responsible for a wide variety of environmental remediation projects throughout the U.S., and we expect to spend substantial sums annually for many years to address these remediation issues. We are also subject to claims where the release of hazardous substances is alleged to have damaged natural resources. At December 31, 2011, we had more than 100 active remediation projects in the U.S. in 27 states.

At December 31, 2011, we had $1.5 billion recorded in our consolidated balance sheet for environmental obligations attributed to CERCLA or analogous state programs and for estimated future costs associated with environmental matters at closed facilities or closed portions of certain operating facilities. Our environmental obligation estimates are primarily based upon:

•	Our knowledge and beliefs about complex scientific and historical facts and circumstances that in many cases involve events that occurred many decades ago;

•
Our beliefs and assumptions regarding the nature, extent and duration of remediation activities that we will be required to undertake and the estimated costs of those remediation activities, which are subject to varying interpretations; and

•
Our beliefs regarding the requirements that are imposed on us by existing laws and regulations and, in some cases, the expected clarification of uncertain regulatory requirements that could materially affect our environmental obligation estimates.

Significant adjustments to these estimates are likely to occur in the future as additional information becomes available. The actual environmental costs ultimately may exceed our current and future accruals for these costs, and any such changes could be material.

Refer to Note 13 for further discussion of our environmental obligations.

During 2011, we incurred environmental capital expenditures and other environmental costs (including our joint venture partners' shares) to comply with applicable environmental laws and regulations that affect our operations of $387 million, compared with $372 million in 2010 and $289 million in 2009. For 2012, we expect to incur approximately $636 million of aggregate environmental capital expenditures and other environmental costs. The timing and amounts of estimated payments could change as a result of changes in regulatory requirements, changes in scope and costs of reclamation activities, and as actual spending occurs.

An adverse ruling in one or more pending legal proceedings involving environmental matters could have a material adverse effect on us.

As described in Note 13, we are a defendant in numerous, and in some cases significant, litigation matters involving alleged environmental contamination, alleged environmental toxic torts and complex interpretations of environmental regulations. An adverse ruling in one or more of those matters could have a material adverse effect on our results of operations, financial condition and cash flow.

Our Indonesia mining operations create difficult and costly environmental challenges, and future changes in environmental laws, or unanticipated environmental impacts from those operations, could require us to incur increased costs.

Mining operations on the scale of our Indonesia operations involve significant environmental risks and challenges. Our primary challenge is to dispose of the large amount of crushed and ground rock material, called tailings, that results from the process by which we physically separate the copper-, gold- and silver-bearing materials from the ore that we mine. Our tailings management plan, which has been approved by the Indonesian government, uses the river system near our mine to transport the tailings to an engineered area in the lowlands where the tailings and natural sediments are managed in a deposition area. Lateral levees have been constructed to help contain the footprint of the tailings and to limit their impact in the lowlands.

Another major environmental challenge is managing overburden, which is the rock that must be moved aside in the mining process to reach the ore. In the presence of air, water and naturally occurring bacteria, some overburden can generate acid rock drainage, or acidic water containing dissolved metals which, if not properly managed, can adversely affect the environment.

From time to time, certain Indonesian government officials have raised questions with respect to our tailings and overburden management plans, including a suggestion that we implement a pipeline system rather than our river transport system for tailings management and disposition. Because our Indonesia mining operations are remotely located in steep mountainous terrain and in an active seismic area, a pipeline system would be costly, difficult to construct and maintain, and more prone to catastrophic failure, and could therefore involve significant potentially adverse environmental issues. Based on our own studies and others conducted by third parties, we do not believe that a pipeline system is necessary or practical.

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

Since 2005, PT Freeport Indonesia has participated in the Government of Indonesia's PROPER (Program for Pollution Control, Evaluation and Rating) program. In November 2011, the Indonesian Ministry of Environment announced the latest results of its PROPER environmental management audit, but did not provide a rating for PT Freeport Indonesia because of the strike and security conditions that existed during 2011.  In 2010, the Indonesia Ministry of Environment issued a Blue rating acknowledging PT Freeport Indonesia's environmental management practices as being in compliance with the laws and regulations in Indonesia.

Mine closure regulations impose substantial costs on our operations.

Our U.S. operations are subject to various federal and state permitting requirements that include mine closure and mined-land reclamation obligations. These requirements are complex and vary depending upon the jurisdiction. The laws govern the determination of the scope and cost of the closure and reclamation obligations and the amount and forms of financial assurance sufficient to allow a third party to meet the obligations of those plans if we are unable to do so. In general, our U.S. mines are required to review estimated closure and reclamation costs on either a periodic basis or at the time of significant permit modifications and post increasing amounts of financial assurance as required. It is uncertain how potential EPA requirements for financial assurance will affect the timing of periodic closure cost reviews or the scope of closure activities.

Our international mines are also subject to various mine closure and mined-land reclamation laws. In July 2011, the Chilean senate passed legislation relating to mine closure, which establishes new requirements for closure plans and becomes effective in November 2012. As a result, our Chilean operations will be required to update closure plans and provide financial assurance for these obligations. We cannot predict at this time the costs of these closure plans or the levels or forms of financial assurance that may be required.

At December 31, 2011, we had asset retirement obligations (AROs) of $921 million recorded in our consolidated balance sheet. ARO cost estimates may increase or decrease significantly in the future as a result of changes in closure or financial assurance regulations, changes in engineering designs and technology, permit modifications or updates, changes in mine plans, inflation or other factors and as actual reclamation spending occurs. Refer to Note 13 for further discussion.

Regulation of greenhouse gas emissions and climate change issues may increase our costs and adversely affect our operations and markets.

Many scientists believe that emissions from the combustion of carbon-based fuels contribute to greenhouse effects and, therefore, potentially contribute to climate change. In 2011, our worldwide total greenhouse gas emissions, measured as carbon dioxide equivalent emissions, were approximately 10 million metric tons, divided between direct (54 percent) and indirect (46 percent) emissions. Most of our direct emissions are from fuel combustion in haul trucks, followed by the combustion of fuels to provide energy for roasting, smelting and other processes. Indirect emissions are generally the emissions of outside providers from whom we purchase electricity for use in our operations. Approximately 56 percent of our direct emissions are in Indonesia, 28 percent in North America and 10 percent in South America. Approximately 58 percent of our indirect emissions are in North America and 40 percent in South America.

A number of governments have introduced or are contemplating regulatory initiatives designed to control and reduce greenhouse gas emissions. In the U.S. several of these regulatory changes are being challenged at both the federal and state levels. In September 2009, the EPA issued final regulations requiring monitoring and reporting of greenhouse gas emissions in specified circumstances. Those regulations became effective in 2010. Our Miami smelter and El Paso refinery have reported their emissions under this program. In June 2010, the EPA issued final regulations under the Clean Air Act for the control of greenhouse gases from new large stationary sources and major modifications to existing large stationary sources. Certain of our operations, including the Miami smelter, could be materially affected by these regulations, as these regulations and anticipated EPA regulations covering large fossil fuel fired power plants may materially increase energy costs at our operations. Several states have initiated action on their own or as part of regional organizations, such as the Western Climate Initiative, to limit greenhouse gas emissions. The U.S. may also become a party to international agreements to reduce greenhouse gas emissions, which could lead to new regulations affecting our U.S. operations. The December 1997 Kyoto Protocol established greenhouse gas emission targets for developed countries that ratified the Protocol. Although the U.S. has not ratified the Kyoto Protocol, which expires in December 2012, the U.S. continues to participate in global climate summits that may lead to an agreement in the future.

Since 2006, we have participated in the Carbon Disclosure Project, which is a voluntary initiative that promotes standardized reporting of greenhouse gas emissions and reduction efforts. In 2009, we formed a multi-departmental greenhouse gas task force to pursue ways to improve the energy efficiency of our operations and reduce greenhouse gas emissions, including evaluating potential reductions in emissions from our haul trucks. However, because of longer and steeper mining hauls as our open pits expand and deepen, and increases in use of electricity as we increase production capacity, we expect increases in our total greenhouse gas emissions.

From a medium and long-term perspective, we are likely to experience increased costs relating to our greenhouse gas emissions as a result of regulatory initiatives in the U.S. and other countries in which we operate. In addition, the cost of electricity that we purchase from others may increase if our suppliers incur increased costs from the regulation of their greenhouse gas emissions. We cannot predict the magnitude of any increased costs at this time, given the wide scope of potential regulatory changes in the many countries in which we operate.

The potential physical impacts of climate change on our operations are highly uncertain, and would vary by operation based on particular geographic circumstances. These may include changes in rainfall patterns, water shortages, changing sea levels, changing storm patterns and intensities, and changing temperatures. These effects may adversely impact the cost, production and financial performance of our operations.

Our operating, inactive and historical U.S. mining sites and facilities may be subject to future regulation of radioactive materials that are commonly associated with, or result from, our mining operations.

Federal and state agencies have considered proposing new regulations to characterize, regulate and remediate potential workplace exposures and environmental impacts of radioactive materials commonly associated with mining operations. For example, the EPA could promulgate rules to regulate technologically enhanced naturally occurring radioactive materials (TENORM) and their impacts at mining operations. In addition, several states are promulgating groundwater quality compliance and remediation standards for radioactive materials, including uranium. Radioactive materials can be associated with copper mineral deposits, including both our current and discontinued operations. Accordingly, our copper operations may generate, concentrate or release radioactive materials that may subject our operations to new and increased regulation. The impact of such future regulation on our operating, closure, reclamation, and remediation costs is uncertain.

Other risks

If market prices for our commodities decline, the carrying values of inventories and long-lived assets may be impaired, which could require charges to operating income that could be material.

Declines in the market price of copper, among other factors, could cause us to record lower of cost or market (LCM) inventory adjustments and could also result in a write-down of the carrying value of long-lived assets, which would potentially have a material adverse impact on our results of operations and stockholders' equity, but would have no effect on cash flows.

During fourth-quarter 2008, we concluded that the then-current economic environment and significant declines in copper and molybdenum prices represented significant adverse changes in our business requiring us to evaluate our long-lived assets and goodwill for impairment. As a result, we recorded significant impairment and LCM inventory charges. Refer to Item 6. "Selected Financial Data" for a summary of these charges.

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

Our success depends in part on our ability to attract, retain and motivate senior management and other key employees. Achieving this objective may be difficult because of many factors, including fluctuations in global economic and industry conditions, competitors' hiring practices, cost reduction activities, and the effectiveness of our compensation programs. Competition for qualified personnel can be very intense. We must continue to recruit, retain and motivate senior management and other key employees to maintain our current business and support our future projects. A loss of such personnel could prevent us from capitalizing on business opportunities, and our operating results could be adversely affected.

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

In addition, our subsidiaries may not be able to, or be permitted to, make distributions to enable us to repay our indebtedness or pay dividends. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions, as well as the financial condition and operating requirements of our subsidiaries, may limit our ability to obtain cash from our subsidiaries. Our rights to participate in any distribution of our subsidiaries' assets upon their liquidation, reorganization or insolvency would generally be subject to the prior claims of the subsidiaries' creditors, including any trade creditors.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 3. Legal Proceedings.

We are involved in numerous legal proceedings that arise in the ordinary course of our business or are associated with environmental issues arising from legacy operations conducted over the years by Freeport-McMoRan Corporation (FMC - formerly Phelps Dodge Corporation) and its affiliates. We are also involved periodically in other reviews, investigations and proceedings by government agencies, some of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Management does not believe, based on currently available information, that the outcome of any legal proceeding will have a material adverse effect on our financial condition; although individual outcomes could be material to our operating results for a particular period, depending on the nature and magnitude of the outcome and the operating results for the period. Below is a discussion of our water rights legal proceedings. Refer to Note 13 for discussion of our other legal proceedings.

Water Rights

Our operations in the western United States (U.S.) require water for mining, ore processing and related support facilities. Continuous operation of our mines is dependent on our ability to maintain our water rights and claims and the continuing physical availability of the water supplies. In the arid western U.S., water rights are often contested, and disputes over water rights are generally time-consuming, expensive and not necessarily dispositive unless they resolve actual and potential claims. The loss of a water right or continued use of a currently available water supply, in whole or in part, could have a material adverse effect on our mining operations.

Each western state has its own set of complex laws governing the withdrawal and use of groundwater and surface water, which are the sources of water supply for our operations. In Arizona, a landowner has the right to pump groundwater beneath his property and put it to reasonable and beneficial use. Surface water in Arizona is subject to the doctrine of prior appropriation (first in time, first in right) and permits a holder of water rights to use surface water for a statutorily defined beneficial use at a designated location. In Arizona, potential claims are difficult to resolve, because it is difficult to identify and join all potentially interested parties in a single legal proceeding. Global efforts to settle contested water rights in an entire watershed, which are referred to as “adjudications,” are complex, multi-party judicial proceedings that can take decades to complete, but are designed to resolve all actual and potential claims. Two water rights adjudications have been initiated in Arizona in order to quantify and prioritize all surface water claims in two of the state's river systems that could impact four of our operating mines (Morenci, Safford, Sierrita and Miami). Any precedents set in these legal proceedings may also affect our Bagdad mine. These adjudications have been under way for many years, and we cannot predict when they will be concluded or how the many conflicting claims will be resolved.

In Re the General Adjudication of All Rights to Use Water in the Little Colorado Water System and Sources, Apache County, Superior Court, No. 6417, filed on or about February 17, 1978. The principal parties, in addition to us, include: the state of Arizona; the Salt River Project; the Arizona Public Service Company; the Navajo Nation, the Hopi Indian Tribe; the San Juan Southern Paiute Tribe; and the U.S. on behalf of those tribes, on its own behalf, and on behalf of the White Mountain Apache Tribe.

In Re The General Adjudication of All Rights to Use Water in the Gila River System and Sources,
Maricopa County, Superior Court, Cause Nos. W-1 (Salt), W-2 (Verde), W-3 (Upper Gila), and W-4 (San Pedro). This case was originally initiated in 1974 with the filing of a petition with the Arizona State Land Department and was consolidated and transferred to the Maricopa County Superior Court in 1981. The principal parties, in addition to us, include: the state of Arizona; the Gila Valley Irrigation District; the Franklin Irrigation District; the San Carlos Irrigation and Drainage District; the Salt River Project; the San Carlos Apache Tribe; the Gila River Indian Community (GRIC); and the U.S. on behalf of those Tribes, on its own behalf, and on behalf of the White Mountain Apache Tribe, the Fort McDowell Mohave-Apache Indian Community, the Salt River Pima-Maricopa Indian Community, and the Payson Community of Yavapai Apache Indians.

The last significant decision of the Maricopa County Superior Court in the Gila River adjudication was issued in 2005 and directed the Arizona Department of Water Resources (ADWR) to prepare detailed recommendations regarding the delineation of the “sub-flow” zone of the San Pedro River basin, a tributary of the Gila River, which is the subsurface area adjacent to the river where the court may find that it is connected to the surface water such that pumping may reduce surface flows.  Although we have minimal interests in the San Pedro River basin, a decision that re-characterizes groundwater in that basin as surface water will set a precedent for other river systems in Arizona that could have material implications for many commercial, industrial, municipal and agricultural users of groundwater, including our Arizona operations.

ADWR's recommendations were objected to by numerous parties on both sides of the issue, and a three-day hearing was held in late January 2012, at which various parties provided testimony and oral argument regarding the strengths and weaknesses of ADWR's technical approach to characterizing underground flows as groundwater or surface water. Given the legal and technical complexity of this adjudication, its long history, and its long-term legal and political implications, it is difficult to predict the timing or the outcome of this issue or of the overall adjudication.
Prior to January 1, 1983, various Indian tribes filed suits in the U.S. District Court in Arizona claiming superior rights to water being used by many other water users, including us, and claiming damages for prior use in derogation of their allegedly superior rights. These federal proceedings have been stayed pending the Arizona Superior Court adjudications.

In 1998, we and several other parties entered into a water rights settlement agreement with GRIC, one of the largest claimants in the adjudication, that was later included in a comprehensive water rights settlement under the Arizona Water Settlements Act of 2004. The GRIC settlement is subject to contingencies, and the comprehensive settlement has been challenged by other parties. If we are unable to resolve the contingencies in the GRIC settlement and defeat the third-party challenges, our water rights in the Gila River watershed could be diminished, and our operations at Morenci, Safford, Sierrita and Miami could be adversely affected.

United States v. Gila Valley Irrigation District, United States District Court, District of Arizona, was initiated in 1925 by the U.S. to settle conflicting claims to water rights in portions of the Gila River watershed. A decree settling the claims of various parties was entered in 1935, after we were dismissed from the case without prejudice. In 1988, the GRIC intervened, challenging uses of water in the Gila River watershed, which may affect our ability to divert water from Eagle Creek, Chase Creek or the San Francisco River for operation of our Morenci mine, pursuant to decreed rights and an agreement between us and the Gila Valley Irrigation District. Our Morenci operations also purchased farm lands with water rights in 1997, 1998 and 2008 that could be affected by the outcome of this proceeding. Impairment of our water claims in the Gila River watershed could adversely affect the operations of our Morenci and Safford mines.

Item 4. Mine Safety Disclosures.

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

Our objective is zero work place injuries and occupational illnesses. We measure progress toward achieving our objective against regularly established benchmarks, including measuring company-wide Total Recordable Incident Rates (TRIR). During 2011, our TRIR (including contractors) was 0.61 per 200,000 man-hours worked, compared to the preliminary metal mining sector industry average reported by the U.S. Mine Safety and Health Administration (MSHA) for 2011 of 2.29 per 200,000 man-hours worked. Our TRIR (including contractors) was 0.65 per 200,000 man-hours worked in 2010 and 0.74 per 200,000 man-hours worked in 2009, compared to MSHA’s metal mining sector industry average of 2.53 per 200,000 man-hours worked in 2010 and 2.61 per 200,000 man-hours worked in 2009.

Refer to Exhibit 95.1 for mine safety disclosures required in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Executive Officers of the Registrant.

Certain information as of February 15, 2012, about our executive officers is set forth in the following table and accompanying text:

Name	Age	Position or Office
James R. Moffett	73	Chairman of the Board
Richard C. Adkerson	65	Director, President and Chief Executive Officer
Michael J. Arnold	59	Executive Vice President and Chief Administrative Officer
Kathleen L. Quirk	48	Executive Vice President, Chief Financial Officer and Treasurer

James R. Moffett has served as Chairman of the Board since May 1992. Mr. Moffett previously served as the Chief Executive Officer from July 1995 until December 2003. He has also served as Co-Chairman of the Board of McMoRan Exploration Co. (MMR) since September 1998, and President and Chief Executive Officer since May 2010.

Richard C. Adkerson has served as President since January 2008 and also from April 1997 to March 2007, Chief Executive Officer since December 2003 and a director since October 2006. Mr. Adkerson previously served as Chief Financial Officer from October 2000 to December 2003. Mr. Adkerson has also served as Co-Chairman of the Board of MMR since September 1998.

Michael J. Arnold has served as Executive Vice President since March 2007 and Chief Administrative Officer since December 2003.

Kathleen L. Quirk has served as Executive Vice President since March 2007, Chief Financial Officer since December 2003 and Treasurer since February 2000. Ms. Quirk previously served as Senior Vice President from December 2003 to March 2007. Ms. Quirk has also served as the Senior Vice President of MMR since April 2002 and as Treasurer since January 2000.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities

None.

Common Stock

Our common shares trade on the New York Stock Exchange (NYSE) under the symbol “FCX.” The FCX share price is reported daily in the financial press under “FMCG” in most listings of NYSE securities. The table below shows the NYSE composite tape common share price ranges during 2011 and 2010:

	2011		2010
	High	Low	High	Low
First Quarter	$61.35	$46.20	$45.28	$33.02
Second Quarter	58.75	46.06	44.15	29.12
Third Quarter	56.78	30.37	43.96	28.36
Fourth Quarter	43.50	28.85	60.39	43.19

At February 15, 2012, there were 16,432 holders of record of our common stock.

Common Stock Dividends

After suspending dividends in late 2008, the Board of Directors (The Board) reinstated a cash dividend on our common stock in October 2009 at an annual rate of $0.30 per share ($0.075 per share quarterly). The Board authorized increases in the cash dividend to an annual rate of $0.60 per share ($0.15 per share quarterly) in April 2010, and $1.00 per share ($0.25 per share quarterly) in October 2010. The Board also authorized supplemental common stock dividends of $0.50 per share paid in December 2010 and June 2011. Below is a summary of common stock cash dividends paid in 2011 and 2010:

	2011
	Per Share Amount	Record Date	Payment Date
First Quarter	$0.25	01/15/2011	02/01/2011
Second Quarter	0.25	04/15/2011	05/01/2011
Supplemental Dividend	0.50	05/15/2011	06/01/2011
Third Quarter	0.25	07/15/2011	08/01/2011
Fourth Quarter	0.25	10/15/2011	11/01/2011

	2010
	Per Share Amount	Record Date	Payment Date
First Quarter	$0.075	01/15/2010	02/01/2010
Second Quarter	0.075	04/15/2010	05/01/2010
Third Quarter	0.15	07/15/2010	08/01/2010
Fourth Quarter	0.15	10/15/2010	11/01/2010
Supplemental Dividend	0.50	12/20/2010	12/30/2010

In February 2012, the Board authorized an increase in the cash dividend on our common stock to an annual rate of $1.25 per share ($0.3125 per share quarterly). Dividends are paid quarterly as declared by the Board with the initial quarterly dividend of $0.3125 per share expected to be paid in May 2012. The declaration of dividends is at the discretion of our Board and will depend on our financial results, cash requirements, future prospects and other factors deemed relevant by the Board.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to shares of FCX common stock purchased by us during the three months ended December 31, 2011:

Period	(a) Total Number of Shares Purchased[a]	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[b]	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs[b]
October 1-31, 2011	—	$—	—	23,685,500
November 1-30, 2011	—	—	—	23,685,500
December 1-31, 2011	—	—	—	23,685,500
Total	—	—	—	23,685,500

a.	Consists of shares repurchased under FCX's applicable stock incentive plans to satisfy tax obligations on restricted stock awards and to cover the cost of option exercises.

b.	On July 21, 2008, the Board of Directors approved an increase in our open-market share purchase program for up to 30 million shares. The program does not have an expiration date.

Item 6. Selected Financial Data.

FREEPORT-McMoRan COPPER & GOLD INC.
SELECTED FINANCIAL AND OPERATING DATA

	Years Ended December 31,
	2011		2010		2009		2008		2007	[a]
FCX CONSOLIDATED FINANCIAL DATA	(In Millions, Except Per Share Amounts)
Revenues	$20,880		$18,982		$15,040		$17,796		$16,939	[b]
Operating income (loss)	9,140	[c]	9,068		6,503	[d,e]	(12,710)	[d,e,f]	6,555	[b,f]
Income (loss) from continuing operations	5,747		5,544		3,534		(10,450)		3,733
Net income (loss)	5,747		5,544		3,534		(10,450)		3,779
Net income (loss) attributable to FCX common stockholders	4,560	[c,g,h]	4,273	[h]	2,527	[d,e,h]	(11,341)	[d,e,f,h]	2,769	[b,f,h]
Basic net income (loss) per share attributable to FCX common stockholders:
Continuing operations	$4.81		$4.67		$3.05		$(14.86)		$4.01
Discontinued operations	—		—		—		—		0.05
Basic net income (loss)	$4.81		$4.67		$3.05		$(14.86)		$4.06
Basic weighted-average common shares outstanding	947		915		829		763		682
Diluted net income (loss) per share attributable to FCX common stockholders:
Continuing operations	$4.78		$4.57		$2.93		$(14.86)		$3.70
Discontinued operations	—		—		—		—		0.05
Diluted net income (loss)	$4.78	[c,g,h]	$4.57	[h]	$2.93	[d,e,h]	$(14.86)	[d,e,f,h]	$3.75	[b,f,h]
Diluted weighted-average common shares outstanding	955		949		938		763		794
Dividends declared per share of common stock	$1.50		$1.125		$0.075		$0.6875		$0.6875
At December 31:
Cash and cash equivalents	$4,822		$3,738		$2,656		$872		$1,626
Property, plant, equipment and development costs, net	18,449		16,785		16,195		16,002		25,715
Goodwill	—		—		—		—		6,105
Total assets	32,070		29,386		25,996		23,353		40,661
Total debt, including current portion	3,537		4,755		6,346		7,351		7,211
Total FCX stockholders’ equity	15,642		12,504		9,119		5,773		18,234
The selected consolidated financial data shown above is derived from our audited consolidated financial statements. These historical results are not necessarily indicative of results that you can expect for any future period. You should read this data in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and Notes thereto contained in this annual report.

a.	Includes the results of Freeport-McMoRan Corporation (FMC, formerly Phelps Dodge Corporation) beginning March 20, 2007.

b.
Includes charges totaling $175 million ($106 million to net income attributable to common stockholders or $0.13 per share) for mark-to-market accounting adjustments on the 2007 copper price protection program assumed in the acquisition of FMC.

c.
Includes charges totaling $116 million ($50 million to net income attributable to common stock, or $0.05 per share) primarily associated with bonuses for new labor agreements and other employee costs at PT Freeport Indonesia, Cerro Verde and El Abra.

d.
Includes charges totaling $23 million ($18 million to net income attributable to common stockholders or $0.02 per share) associated with restructuring charges in 2009 and $17.0 billion ($12.7 billion to net loss attributable to common stockholders or $16.60 per share) associated with impairment and restructuring charges in 2008.

e.
Includes charges for lower of cost or market inventory adjustments totaling $19 million ($15 million to net income attributable to common stockholders or $0.02 per share) in 2009 and $782 million ($479 million to net loss attributable to common stockholders or $0.63 per share) in 2008.

f.
Includes purchase accounting impacts related to the acquisition of FMC totaling $1.0 billion ($622 million to net loss attributable to common stockholders or $0.82 per share) in 2008 and $1.3 billion ($793 million to net income attributable to common stockholders or $1.00 per share) in 2007.

g.	Includes additional taxes of $49 million ($0.05 per share) associated with Peru's new mining tax and royalty regime.

h.
Includes net losses on early extinguishment and conversion of debt totaling $60 million ($0.06 per share) in 2011, $71 million ($0.07 per share) in 2010, $43 million ($0.04 per share) in 2009, $5 million ($0.01 per share) in 2008, and $132 million ($0.17 per share) in 2007; 2008 also includes charges totaling $22 million ($0.03 per share) associated with privately negotiated transactions to induce conversion of a portion of our 5½% Convertible Perpetual Preferred Stock into FCX common stock.

 FREEPORT-McMoRan COPPER & GOLD INC.
SELECTED FINANCIAL AND OPERATING DATA (Continued)

For comparative purposes, operating data shown below for the year ended December 31, 2007, combines our historical data with FMC pre-acquisition data. As the pre-acquisition operating data represent the results of these operations under FMC management, such combined data is not necessarily indicative of what past results would have been under FCX management or of future operating results.

	Years Ended December 31,
	2011	2010	2009	2008	2007	[a]
FCX CONSOLIDATED MINING OPERATING DATA
Copper (recoverable)
Production (millions of pounds)	3,691	3,908	4,103	4,030	3,884
Production (thousands of metric tons)	1,674	1,773	1,861	1,828	1,762
Sales, excluding purchases (millions of pounds)	3,698	3,896	4,111	4,066	3,862
Sales, excluding purchases (thousands of metric tons)	1,678	1,767	1,865	1,844	1,752
Average realized price per pound	$3.86	$3.59	$2.60	$2.69	$3.22	[b]
Gold (thousands of recoverable ounces)
Production	1,383	1,886	2,664	1,291	2,329
Sales, excluding purchases	1,378	1,863	2,639	1,314	2,320
Average realized price per ounce	$1,583	$1,271	$993	$861	$682
Molybdenum (millions of recoverable pounds)
Production	83	72	54	73	70
Sales, excluding purchases	79	67	58	71	69
Average realized price per pound	$16.98	$16.47	$12.36	$30.55	$25.87
NORTH AMERICA COPPER MINES
Operating Data, Net of Joint Venture Interest
Copper (recoverable)
Production (millions of pounds)	1,258	1,067	1,147	1,430	1,320
Production (thousands of metric tons)	571	484	520	649	599
Sales, excluding purchases (millions of pounds)	1,247	1,085	1,187	1,434	1,332
Sales, excluding purchases (thousands of metric tons)	566	492	538	650	604
Average realized price per pound	$3.99	$3.42	$2.38	$3.07	$3.10	[b]
Molybdenum (millions of recoverable pounds)
Production	35	25	25	30	30
100% Operating Data
Solution extraction/electrowinning (SX/EW) operations
Leach ore placed in stockpiles (metric tons per day)	888,300	648,800	589,400	1,095,200	798,200
Average copper ore grade (percent)	0.24	0.24	0.29	0.22	0.23
Copper production (millions of recoverable pounds)	801	746	859	943	940
Mill operations
Ore milled (metric tons per day)	222,800	189,200	169,900	249,600	223,800
Average ore grade (percent):
Copper	0.38	0.32	0.33	0.40	0.35
Molybdenum	0.03	0.03	0.02	0.02	0.02
Copper recovery rate (percent)	83.1	83.0	86.0	82.9	84.5
Production (millions of recoverable pounds):
Copper	549	398	364	599	501
Molybdenum	35	25	25	30	30
SOUTH AMERICA MINING
Copper (recoverable)
Production (millions of pounds)	1,306	1,354	1,390	1,506	1,413
Production (thousands of metric tons)	592	614	631	683	641
Sales (millions of pounds)	1,322	1,335	1,394	1,521	1,399
Sales (thousands of metric tons)	600	606	632	690	635
Average realized price per pound	$3.77	$3.68	$2.70	$2.57	$3.25
Gold (thousands of recoverable ounces)
Production	101	93	92	114	116
Sales	101	93	90	116	114
Average realized price per ounce	$1,580	$1,263	$982	$853	$683
Molybdenum (millions of recoverable pounds)
Production	10	7	2	3	1
SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	245,200	268,800	258,200	279,700	289,100
Average copper ore grade (percent)	0.50	0.41	0.45	0.45	0.43
Copper production (millions of recoverable pounds)	439	504	565	560	569

	Years Ended December 31,
	2011	2010	2009	2008	2007	[a]
SOUTH AMERICA MINING (continued)
Mill operations
Ore milled (metric tons per day)	189,200	188,800	181,300	181,400	167,900
Average ore grade:
Copper (percent)	0.66	0.65	0.66	0.75	0.74
Gold (grams per metric ton)	0.12	0.10	0.10	0.13	0.13
Molybdenum (percent)	0.02	0.02	0.02	0.02	0.02
Copper recovery rate (percent)	89.6	90.0	88.9	89.2	87.1
Production (recoverable):
Copper (millions of pounds)	867	850	825	946	844
Gold (thousands of ounces)	101	93	92	114	116
Molybdenum (millions of pounds)	10	7	2	3	1
INDONESIA MINING
Operating Data, Net of Joint Venture Interest
Copper (recoverable)
Production (millions of pounds)	846	1,222	1,412	1,094	1,151
Production (thousands of metric tons)	384	554	640	496	522
Sales (millions of pounds)	846	1,214	1,400	1,111	1,131
Sales (thousands of metric tons)	384	551	635	504	513
Average realized price per pound	$3.85	$3.69	$2.65	$2.36	$3.32
Gold (thousands of recoverable ounces)
Production	1,272	1,786	2,568	1,163	2,198
Sales	1,270	1,765	2,543	1,182	2,185
Average realized price per ounce	$1,583	$1,271	$994	$861	$681
100% Operating Data
Ore milled (metric tons per day)	166,100	230,200	238,300	192,900	212,600
Average ore grade:
Copper (percent)	0.79	0.85	0.98	0.83	0.82
Gold (grams per metric ton)	0.93	0.90	1.30	0.66	1.24
Recovery rates (percent):
Copper	88.3	88.9	90.6	90.1	90.5
Gold	81.2	81.7	83.7	79.9	86.2
Production (recoverable):
Copper (millions of pounds)	882	1,330	1,641	1,109	1,211
Gold (thousands of ounces)	1,444	1,964	2,984	1,163	2,608
AFRICA MINING[c]
Copper (recoverable)
Production (millions of pounds)	281	265	154	N/A	N/A
Production (thousands of metric tons)	127	120	70	N/A	N/A
Sales (millions of pounds)	283	262	130	N/A	N/A
Sales (thousands of metric tons)	128	119	59	N/A	N/A
Average realized price per pound	$3.74	$3.45	$2.85	N/A	N/A
Cobalt (millions of contained pounds)
Production	25	20	N/A	N/A	N/A
Sales	25	20	N/A	N/A	N/A
Average realized price per pound	$9.99	$10.95	N/A	N/A	N/A
Ore milled (metric tons per day)	11,100	10,300	7,300	N/A	N/A
Average ore grade (percent):
Copper	3.41	3.51	3.69	N/A	N/A
Cobalt	0.40	0.40	N/A	N/A	N/A
Copper recovery rate (percent)	92.5	91.4	92.1	N/A	N/A
MOLYBDENUM OPERATIONS
Molybdenum sales, excluding purchases (millions of pounds)[d]	79	67	58	71	69
Average realized price per pound	$16.98	$16.47	$12.36	$30.55	$25.87
Henderson molybdenum mine
Ore milled (metric tons per day)	22,300	22,900	14,900	24,100	24,000
Average molybdenum ore grade (percent)	0.24	0.25	0.25	0.23	0.23
Molybdenum production (millions of recoverable pounds)	38	40	27	40	39

a.
For comparative purposes, operating data for the year ended December 31, 2007 combines our historical data with FMC pre-acquisition data. As the pre-acquisition data represents the results of these operations under FMC management, such combined data is not necessarily indicative of what past results would have been under FCX management or of future operating results.

b.	Before charges for hedging losses related to copper price protection programs, amounts were $3.27 per pound (FCX consolidated) and $3.25 per pound (North America copper mines).

c.	Results for 2009 represent mining operations that began production in March 2009.

d.	Includes sales of molybdenum produced at our North and South America copper mines.

Ratio of Earnings to Fixed Charges
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

	Years Ended December 31,
	2011	2010	2009	2008	2007
Ratio of earnings to fixed charges	20.7x	16.3x	9.3x	-[a]	9.9x
Ratio of earnings to fixed charges
and preferred stock dividends	20.7x	13.9x	6.1x	-[b]	6.6x

a.	As a result of the loss recorded in 2008, the ratio coverage was less than 1:1. We would have needed to generate additional earnings of $13.4 billion to achieve coverage of 1:1 in 2008.

b.	As a result of the loss recorded in 2008, the ratio coverage was less than 1:1. We would have needed to generate additional earnings of $13.8 billion to achieve coverage of 1:1 in 2008.

Items 7. and 7A.  Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk.

OVERVIEW

In Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk, “we,” “us” and “our” refer to Freeport-McMoRan Copper & Gold Inc. (FCX) and its consolidated subsidiaries. The results of operations reported and summarized below are not necessarily indicative of future operating results (refer to “Cautionary Statement” for further discussion). References to “Notes” are Notes included in our Notes to Consolidated Financial Statements. Throughout Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk all references to earnings or losses per share are on a diluted basis, unless otherwise noted.

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

We have significant reserves, resources and future development opportunities within our portfolio of assets. At December 31, 2011, our estimated consolidated recoverable proven and probable reserves totaled 119.7 billion pounds of copper, 33.9 million ounces of gold and 3.42 billion pounds of molybdenum, which were determined using long-term average prices of $2.00 per pound for copper, $750 per ounce for gold and $10 per pound for molybdenum. We have added significant reserves in recent years and drilling activities conducted at our existing mines during 2011 indicated the potential for significant reserve additions in future periods. Refer to “Critical Accounting Estimates – Mineral Reserves” for further discussion.

During 2011, 34 percent of our consolidated copper production was from North America, 35 percent from South America, 23 percent from Indonesia and 8 percent from Africa. More specifically, copper production from the Grasberg, Morenci and Cerro Verde mines totaled 55 percent of our consolidated copper production in 2011. We also produce gold, primarily at the Grasberg minerals district in Indonesia, which accounted for 92 percent of our consolidated gold production for 2011. For 2011, 46 percent of our consolidated molybdenum production was from the Henderson molybdenum mine, 42 percent was produced at certain of our North America copper mines and 12 percent was produced at our Cerro Verde mine. Refer to “Operations” for further discussion of our mining operations.

We have increased production at several of our copper mines and are undertaking major development projects, including the development of the underground ore bodies at Grasberg, an expansion at Tenke Fungurume and a concentrator expansion at Cerro Verde. Studies are also under way to evaluate a major mill project at El Abra and various mill projects to process significant sulfide ore in North America. The advancement of these studies is designed to position us to invest in production growth within our existing portfolio of assets. Refer to “Operations” for further discussion of our current operating and development activities.

Our results for the year 2011, compared with 2010, primarily reflected higher realized copper and gold prices, partially offset by lower copper and gold sales volumes (refer to “Consolidated Results” for further discussion of our consolidated financial results for the years ended December 31, 2011, 2010 and 2009).

Our 2011 results also reflect the impact of labor disruptions at PT Freeport Indonesia. PT Freeport Indonesia's milling operations were temporarily suspended during fourth-quarter 2011 because of damage to concentrate and fuel pipelines resulting from civil unrest that occurred during the strike by union workers. The financial terms of a new two-year labor agreement for PT Freeport Indonesia's workers were reached in mid-December 2011. Repairs to the damaged pipelines are substantially complete, and PT Freeport Indonesia has begun ramping up production. PT Freeport Indonesia is working cooperatively with the Government of Indonesia to address security issues. Maintaining security is a requirement of returning to normal operations. Although a new labor agreement has been reached, we are experiencing work interruptions in connection with our efforts to resume normal operations at PT Freeport Indonesia. PT Freeport Indonesia is complying with the terms of the new labor agreement with its union. Certain of the returning workers have engaged in acts of violence and intimidation against workers and supervisory personnel who did not participate in the strike. On February 23, 2012, the union indicated that it will engage in a work stoppage and we temporarily suspended operations to protect our employees and assets following the incidents of intimidation and threats within the workforce. We are working with union officials and government authorities to resolve the ongoing issues. The work interruptions and temporary suspension of operations at PT Freeport Indonesia may impact our ability to achieve projected sales volumes, unit net cash costs and operating cash flows in 2012. PT Freeport Indonesia's projected sales volumes of 930 million pounds of copper and 1.1 million ounces of gold for the year 2012 (which includes 210 million pounds of copper and 400 thousand ounces of gold in first-quarter 2012) are under review. Refer to "Consolidated Results" and "Operations - Indonesia Mining" for further discussion of the impacts from the labor disruptions.

At December 31, 2011, we had $4.8 billion in consolidated cash and $3.5 billion in long-term debt. During 2011, we repaid $1.2 billion in debt, including the April 2011 redemption of $1.1 billion of outstanding 8.25% Senior Notes. In February 2012, we sold $3.0 billion in senior notes in three tranches and announced our intent to redeem the remaining $3.0 billion of our 8.375% Senior Notes. We expect to record a loss on early extinguishment of debt of $168 million ($147 million to net income attributable to common stockholders) in first-quarter 2012 in connection with the redemption of our 8.375% Senior Notes. Refer to "Capital Resources and Liquidity - Financing Activities" and to Notes 9 and 20 for further discussion of these transactions.

During 2011 we paid common stock dividends totaling $1.4 billion, which included $474 million in supplemental dividends. In February 2012, our Board of Directors authorized an increase in the cash dividend on our common stock to an annual rate of $1.25 per share ($0.3125 per share quarterly). Refer to "Capital Resources and Liquidity - Financing Activities" for further discussion.

At current copper prices we expect to produce substantial operating cash flows in 2012, and plan to focus on using our cash to invest in our development projects and return cash to shareholders through common stock dividends and/or share repurchases.

OUTLOOK

We view the long-term outlook for our business positively, supported by limitations on supplies of copper and by the requirements for copper in the world’s economy. We will continue to adjust our operating strategy as market conditions change. Our financial results can vary as a result of fluctuations in market prices for copper, gold and molybdenum. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. Because we cannot control the price of our products, the key measures that management focuses on in operating our business are sales volumes, unit net cash costs and operating cash flow. Discussion of the outlook for each of these measures follows.

Sales Volumes.  Following are our projected consolidated sales volumes for 2012 and actual consolidated sales volumes for 2011:

	2012		2011
	(Projected)		(Actual)
Copper (millions of recoverable pounds):
North America copper mines	1,320		1,247
South America mining	1,275		1,322
Indonesia mining	930		846
Africa mining	290		283
	3,815		3,698
Gold (thousands of recoverable ounces):
Indonesia mining	1,135		1,270
South America mining	100		101
North America copper mines	N/A	[a]	7
	1,235		1,378
Molybdenum (millions of recoverable pounds)[b]	80		79

a.	Gold sales volumes are not projected for our North America copper mines.

b.	Includes sales of molybdenum produced at our North and South America copper mines.

Our projected 2012 copper sales volumes are expected to be higher, compared with 2011, primarily because of higher production from North America and Indonesia, partly offset by slightly lower production in South America. Gold sales in 2012 are projected to be lower than 2011 sales because of mine sequencing in Indonesia. Molybdenum sales in 2012 are expected to be similar to 2011, with higher production from primary molybdenum mines, offset by lower production from our North and South America copper mines. The achievement of projected 2012 sales volumes depends on a number of factors, including the timing of restoring normal operations at Grasberg following the extended disruption in 2011 and because of recent work interruptions and the temporary suspension of operations, achievement of targeted mining rates, the successful operation of production facilities, the impact of weather conditions and other factors.

Unit Net Cash Costs.  Assuming average prices of $1,600 per ounce of gold and $13 per pound of molybdenum for 2012, and achievement of current projected 2012 sales volume and cost estimates, we estimate our consolidated unit net cash costs (net of by-product credits) for our copper mining operations would average approximately $1.38 per pound in 2012. Consolidated unit net cash costs in 2012 are expected to be higher than consolidated unit net cash costs of $1.01 per pound of copper in 2011 because of higher labor, energy and other inputs, and lower by-product credits, partly offset by higher copper volumes. Quarterly unit net cash costs vary with fluctuations in sales volumes and average realized prices for gold and molybdenum.The impact of price changes in 2012 on consolidated unit net cash costs would approximate $0.015 per pound for each $50 per ounce change in the average price of gold and $0.02 for each $2 per pound change in the average price of molybdenum. Refer to “Consolidated Results – Production and Delivery Costs” for further discussion of consolidated production and delivery costs.

Operating Cash Flows.  Our operating cash flows vary with prices realized from copper, gold and molybdenum sales, our sales volumes, production costs, income taxes and other working capital changes and other factors. Based on projected consolidated sales volumes and unit net cash costs for 2012, and assuming average prices of $3.50 per pound of copper, $1,600 per ounce of gold and $13 per pound of molybdenum in 2012, consolidated operating cash flows are estimated to approximate $4.7 billion in 2012, net of an estimated $0.8 billion for working capital requirements. Projected operating cash flows for the year 2012 also reflect estimated taxes of $2.1 billion (refer to “Consolidated Results – Provision for Income Taxes” for discussion of our projected annual consolidated effective tax rate for 2012). The impact of price changes in 2012 on operating cash flows would approximate $300 million for each $0.10 per pound change in the average price of copper, $50 million for each $50 per ounce change in the average price of gold and $90 million for each $2 per pound change in the average price of molybdenum.

COPPER, GOLD AND MOLYBDENUM MARKETS

World prices for copper, gold and molybdenum can fluctuate significantly. During the period from January 2002 through January 2012, the London Metal Exchange (LME) spot copper price varied from a low of $0.64 per pound in 2002 to a record high of $4.60 per pound in February 2011; the London gold price fluctuated from a low of $278 per ounce in 2002 to a record high of $1,895 per ounce in September 2011; and the Metals Week Molybdenum Dealer Oxide weekly average price ranged from a low of $2.40 per pound in 2002 to a high of $39.25 per pound in 2005. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in our “Risk Factors” contained in Part I, Item 1A of our Form 10-K for the year ended December 31, 2011.

Historical LME Copper Prices

Through January 31, 2012

LME Copper Prices
LME & COMEX Exchange Stocks*
000s of metric tons
Dollars per pound
1,600
1,400
1,200
1,000
800
600
400
200
0
$5.00
$4.50
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$0.00
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012

*  Excludes Shanghai stocks, producer, consumer and merchant stocks.

This graph presents LME spot copper prices and reported stocks of copper at the LME and the New York Mercantile Exchange (COMEX) from January 2002 through January 2012. From 2006 through most of 2008, limited supplies, combined with growing demand from China and other emerging economies, resulted in high copper prices and low levels of inventories. In late 2008, slowing consumption, turmoil in the U.S. financial markets and concerns about the global economy led to a sharp decline in copper prices, which reached a low of $1.26 per pound in December 2008. Copper prices have since improved from the 2008 lows, attributable to a combination of strong demand from emerging markets and limitations on available supply. During 2011, LME spot copper prices ranged from $3.08 per pound to $4.60 per pound, averaged $4.00 per pound and closed at $3.43 per pound on December 30, 2011. Combined LME and COMEX inventories rose somewhat in 2011, compared to year-end 2010 levels, primarily as a result of reduced Chinese imports.

We believe the underlying fundamentals of the copper business remain positive, supported by the significant role of copper in the global economy, limited supplies from existing mines and the absence of significant new development projects. Future copper prices are expected to be volatile and are likely to be influenced by demand from China (which represented approximately 40 percent of global consumption in 2011), economic activity in the U.S. and other industrialized countries, the timing of the development of new supplies of copper and production levels of mines and copper smelters. The LME spot copper price closed at $3.81 per pound on February 15, 2012.

London Gold Prices

Through January 31, 2012

$1,950
$1,850
$1,750
$1,650
$1,550
$1,450
$1,350
$1,250
$1,150
$1,050
$950
$850
$750
$650
$550
$450
$350
$250
Dollars per ounce
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012

This graph presents London PM gold prices from January 2002 through January 2012. During 2011, gold prices were volatile ranging from $1,319 per ounce to a record high of $1,895 per ounce, averaging $1,572 per ounce and closing at $1,575 per ounce on December 30, 2011. We believe the outlook for gold remains positive, supported by continued macroeconomic uncertainty and elevated sovereign debt levels. Gold prices closed at $1,726 per ounce on February 15, 2012.

Metals Week Molybdenum Dealer Oxide Prices

Through January 31, 2012

$40
$35
$30
$25
$20
$15
$10
$5
$0
Dollars per pound
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012

This graph presents the Metals Week Molybdenum Dealer Oxide weekly average price from January 2002 through January 2012. In late 2008, molybdenum prices declined significantly as a result of the financial market turmoil and a decline in demand; however, molybdenum prices have since increased, which we believe is supported by improved economic conditions and resulting demand increases. During 2011, the weekly average price of molybdenum ranged from $12.70 per pound to $17.88 per pound, averaged $15.49 per pound and was $13.35 per pound on December 30, 2011. The Metals Week Molybdenum Dealer Oxide weekly average price was $14.50 per pound on February 15, 2012.

CRITICAL ACCOUNTING ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles (GAAP) in the United States (U.S.). The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions or conditions. The areas requiring the use of management’s estimates are also discussed in Note 1 under the subheading “Use of Estimates.” Management has reviewed the following discussion of its development and selection of critical accounting estimates with the Audit Committee of our Board of Directors.

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

At December 31, 2011, our consolidated recoverable proven and probable reserves included 119.7 billion pounds of copper, 33.9 million ounces of gold and 3.42 billion pounds of molybdenum, which were determined using long-
term average prices of $2.00 per pound for copper, $750 per ounce for gold and $10.00 per pound for molybdenum. The following table summarizes changes in our estimated consolidated recoverable proven and probable copper, gold and molybdenum reserves during 2011 and 2010:

	Copper (billion pounds)	Gold (million ounces)	Molybdenum (billion pounds)
Consolidated reserves at December 31, 2009	104.2	37.2	2.59
Net additions/revisions	20.2	0.2	0.87
Production	(3.9)	(1.9)	(0.07)
Consolidated reserves at December 31, 2010	120.5	35.5	3.39
Net additions/revisions	2.9	(0.2)	0.11
Production	(3.7)	(1.4)	(0.08)
Consolidated reserves at December 31, 2011	119.7	33.9	3.42

Refer to Note 18 for further information regarding estimated recoverable proven and probable reserves.

As discussed in Note 1, we depreciate our life-of-mine mining and milling assets and values assigned to proven and probable reserves using the unit-of-production (UOP) method based on our estimated recoverable proven and probable reserves, and also have other assets that are depreciated on a straight-line basis over their estimated useful lives. Because the economic assumptions used to estimate reserves change from period to period and additional geological data is generated during the course of operations, estimates of reserves may change, which could have a significant impact on our results of operations, including changes to prospective depreciation rates and asset carrying values. Based on projected copper sales volumes for 2012, if estimated copper reserves at our mines were 10 percent higher at December 31, 2011, we estimate that our annual depreciation, depletion and amortization expense for 2012 would decrease by $38 million ($20 million to net income attributable to common stockholders), and a 10 percent decrease in copper reserves would increase depreciation, depletion and amortization expense by $46 million ($24 million to net income attributable to common stockholders). We perform annual assessments of our existing assets in connection with the review of mine operating and development plans. If it is determined that assigned asset lives do not reflect the expected remaining period of benefit, any change could affect prospective depreciation rates.

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

Processes and recovery rates are monitored regularly, and recovery rate estimates are adjusted periodically as additional information becomes available and as related technology changes. At December 31, 2011, estimated consolidated recoverable copper was 3.1 billion pounds in leach stockpiles (with a carrying value of $2.4 billion) and 1.3 billion pounds in mill stockpiles (with a carrying value of $604 million).

Environmental Obligations. Our mining, exploration, production and historical operating activities are subject to stringent laws and regulations governing the protection of the environment, and compliance with those laws requires significant expenditures. Environmental expenditures for closed facilities and closed portions of operating facilities are expensed or capitalized depending upon their future economic benefits. The guidance provided by U.S. GAAP requires that liabilities for contingencies be recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Refer to Note 1 for discussion of our accounting policy for environmental expenditures.

Accounting for environmental obligations represents a critical accounting estimate because changes to environmental laws and regulations and/or circumstances affecting our operations could result in significant changes to our estimates, which could have a significant impact on our results of operations. We review changes in facts and circumstances associated with our environmental and reclamation obligations at least quarterly. Judgments and estimates are based upon available facts, existing technology, presently enacted laws and regulations, remediation experience, whether or not we are a potentially responsible party (PRP), the ability of other PRPs to pay their allocated portions and take into consideration reasonably possible outcomes. Our cost estimates can change substantially as additional information becomes available regarding the nature or extent of site contamination, updated cost assumptions (including increases and decreases to cost estimates and changes in the anticipated scope and timing of remediation activities), required remediation methods and actions by or against governmental agencies or private parties.

At December 31, 2011, environmental obligations recorded in our consolidated balance sheets totaled approximately $1.5 billion, which reflect obligations for environmental liabilities attributed to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) or analogous state programs and for estimated future costs associated with environmental matters at closed facilities and closed portions of certain operating facilities.

Following is a summary of changes in our estimated environmental obligations for the years ended December 31 (in millions):

	2011	2010	2009
Balance at beginning of year	$1,422	$1,464	$1,401
Accretion expense[a]	88	97	102
Additions	132	19	40
Reductions	(68)	—	(3)
Spending	(121)	(158)	(76)
Balance at end of year	$1,453	$1,422	$1,464

a.
Represents accretion of the fair value of environmental obligations assumed in the acquisition of Freeport-McMoRan Corporation (FMC, formerly Phelps Dodge Corporation), which were determined on a discounted cash flow basis.

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

At least annually, we review our ARO estimates for changes in the projected timing of certain reclamation costs, changes in cost estimates and additional AROs incurred during the period. Following is a summary of changes in our AROs for the years ended December 31 (in millions):

	2011		2010		2009
Balance at beginning of year	$856		$731		$712
Liabilities incurred	9		5		12
Revisions to cash flow estimates	48	[a]	105	[a]	(17)
Accretion expense	58		54		52
Spending	(49)		(38)		(28)
Foreign currency translation adjustment	(1)		(1)		—
Balance at end of year	$921		$856		$731

a.
During 2011 and 2010 the revisions to cash flow estimates primarily related to increased costs of near-term closure activities at our Chino mine. Additionally, accelerated timing of closure activities at the Chino mine resulted in revisions to cash flow estimates during 2010.

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

Our valuation allowances totaled $2.4 billion at December 31, 2011, and $2.2 billion at December 31, 2010, and covered all of our U.S. foreign tax credit carryforwards, and a portion of our foreign net operating loss carryforwards, U.S. state net operating loss carryforwards and U.S. minimum tax credit carryforwards. These valuation allowances include $80 million at December 31, 2011, and $59 million at December 31, 2010, for tax benefits that, if recognized, would be credited directly to other comprehensive income. The $167 million increase in the valuation allowance during 2011 was primarily the result of an increase in foreign tax credit carryforwards, partially offset by a decrease in minimum tax credit carryforwards.

Refer to Note 12 for further discussion.

Impairment of Assets. We evaluate our long-lived assets (to be held and used) for impairment when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable. In evaluating our long-lived assets for recoverability, estimates of after-tax undiscounted future cash flows of our individual mining operations are used, with impairment losses measured by reference to fair value. As quoted market prices are unavailable for our individual mining operations, fair value is determined through the use of discounted estimated future cash flows. The estimated cash flows used to assess recoverability of our long-lived assets and measure fair value of our mining operations are derived from current business plans, which are developed using near-term price forecasts reflective of the current price environment and management's projections for long-term average metal prices. In addition to near and long-term metal price assumptions, other key assumptions include commodity-based and other input costs; proven and probable reserves, including the timing and cost to develop and produce the reserves; and the use of appropriate escalation and discount rates.

Because the cash flows used to assess recoverability of our long-lived assets and measure fair value of our mining operations require us to make several estimates and assumptions that are subject to risk and uncertainty, changes in these estimates and assumptions could result in the impairment of our long-lived asset values. Events that could result in impairment of our long-lived assets include, but are not limited to, decreases in future metal prices, decreases in estimated recoverable proven and probable reserves and any event that might otherwise have a material adverse effect on mine site production levels or costs.

We did not record asset impairment charges during the three years ended December 31, 2011.

CONSOLIDATED RESULTS

	Years Ended December 31,
	2011		2010		2009
Financial Data (in millions, except per share amounts)
Revenues[a,b]	$20,880		$18,982		$15,040
Operating income[b,c]	9,140	[d]	9,068		6,503
Net income attributable to FCX common stockholders	4,560	[d,e,f]	4,273	[e]	2,527	[e]
Diluted net income per share attributable to FCX
common stockholders	$4.78	[d,e,f]	$4.57	[e]	$2.93	[e]
Diluted weighted-average common shares outstanding	955		949		938

Mining Operating Data
Copper (recoverable)
Production (millions of pounds)	3,691		3,908		4,103
Sales, excluding purchases (millions of pounds)	3,698		3,896		4,111
Average realized price per pound	$3.86		$3.59		$2.60
Site production and delivery costs per pound[g]	$1.72		$1.40		$1.12
Unit net cash costs per pound[g]	$1.01		$0.79		$0.55
Gold (recoverable)
Production (thousands of ounces)	1,383		1,886		2,664
Sales, excluding purchases (thousands of ounces)	1,378		1,863		2,639
Average realized price per ounce	$1,583		$1,271		$993
Molybdenum (recoverable)
Production (millions of pounds)	83		72		54
Sales, excluding purchases (millions of pounds)	79		67		58
Average realized price per pound	$16.98		$16.47		$12.36

a.
Includes the impact of adjustments to provisionally priced concentrate and cathode sales recognized in prior years. Refer to “Revenues” and “Disclosures About Market Risks – Commodity Price Risk” for further discussion.

b.	Refer to Note 17 for a summary of revenues and operating income by business segment.

c.
We defer recognizing profits on intercompany sales until final sales to third parties occur. Refer to "Operations - Atlantic Copper Smelting & Refining" for a summary of net impacts from changes in these deferrals.

d.
Includes charges totaling $116 million ($50 million to net income attributable to common stock or $0.05 per share) primarily associated with bonuses for new labor agreements and other employee costs at PT Freeport Indonesia, Cerro Verde and El Abra.

e.
Includes net losses on early extinguishment and conversions of debt totaling $60 million ($0.06 per share) in 2011 associated with the redemption of our $1.1 billion outstanding 8.25% Senior Notes and open-market purchases of Senior Notes, $71 million ($0.07 per share) in 2010 associated with the redemption of our $1.0 billion Senior Floating Rate Notes and open-market purchases of Senior Notes, and $43 million ($0.04 per share) in 2009 associated with the redemption and open-market purchases of Senior Notes. Refer to Note 9 for further discussion.

f.	Includes additional taxes of $49 million ($0.05 per share) associated with Peru's new mining tax and royalty regime. Refer to "Provision for Income Taxes" for further discussion.

g.
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

Revenues
Consolidated revenues totaled $20.9 billion in 2011, compared with $19.0 billion in 2010 and $15.0 billion in 2009, and include the sale of copper concentrates, copper cathodes, copper rod, gold, molybdenum and other metals by our North and South America copper mines, the sale of copper concentrates (which also contain significant quantities of gold and silver) by our Indonesia mining operations, the sale of copper cathodes and cobalt hydroxide by our Africa mining operations, the sale of molybdenum in various forms by our Molybdenum operations, and the sale of copper cathodes, copper anodes, and gold in anodes and slimes by Atlantic Copper. Our mining revenues for 2011 include sales of copper (78 percent), gold (12 percent) and molybdenum (6 percent).

Following is a summary of year-to-year changes in our consolidated revenues (in millions):

	2011	2010
Consolidated revenues – prior year	$18,982	$15,040
Higher (lower) price realizations from mining operations:
Copper	999	3,779
Gold	430	517
Molybdenum	39	273
Silver	121	44
Cobalt	(24)	—
(Lower) higher sales volumes from mining operations:
Copper	(711)	(563)
Gold	(616)	(771)
Molybdenum	206	105
Silver	27	(15)
Cobalt	59	195
Unfavorable impacts of net adjustments for prior year
provisionally priced sales	(4)	(155)
Higher purchased copper, net of lower purchased molybdenum	258	188
Higher Atlantic Copper revenues	493	599
Other, including intercompany eliminations	621	(254)
Consolidated revenues – current year	$20,880	$18,982

Price Realizations
Our consolidated revenues can vary significantly as a result of fluctuations in the market prices of copper, gold, molybdenum, silver and cobalt. Realized copper prices averaged $3.86 per pound in 2011, $3.59 per pound in 2010 and $2.60 per pound in 2009. Realized gold prices averaged $1,583 per ounce in 2011, $1,271 per ounce in 2010 and $993 per ounce in 2009. Realized molybdenum prices averaged $16.98 per pound in 2011, $16.47 per pound in 2010 and $12.36 per pound in 2009.

Sales Volumes
2011 Compared with 2010. Consolidated sales volumes totaled 3.7 billion pounds of copper, 1.4 million ounces of gold and 79 million pounds of molybdenum in 2011, compared with 3.9 billion pounds of copper, 1.9 million ounces of gold and 67 million pounds of molybdenum in 2010. Lower consolidated copper sales volumes in 2011 primarily reflect lower sales volumes in Indonesia, partly offset by higher sales volumes in North America. Lower consolidated gold sales volumes in 2011 primarily reflect lower Grasberg production. Sales of copper and gold in 2011 were adversely affected by labor disruptions and the temporary suspension of milling operations at PT Freeport Indonesia from damage to the concentrate and fuel pipelines. The estimated impact of the labor and pipeline disruptions totaled 235 million pounds of copper and 275 thousand ounces of gold in 2011. Higher consolidated molybdenum sales volumes in 2011 primarily reflected improved demand. Refer to “Operations” for further discussion of sales volumes at our operating divisions.

2010 Compared with 2009. Consolidated sales volumes totaled 3.9 billion pounds of copper, 1.9 million ounces of gold and 67 million pounds of molybdenum in 2010, compared with 4.1 billion pounds of copper, 2.6 million ounces of gold and 58 million pounds of molybdenum in 2009. Lower consolidated copper sales volumes in 2010 primarily resulted from lower ore grades at Grasberg and lower volumes at our North America copper mines, partly offset by additional volumes provided by our Tenke mine in Africa. Lower consolidated gold sales volumes in 2010 primarily reflected lower ore grades at Grasberg from planned mine sequencing. Higher consolidated molybdenum sales volumes in 2010 reflected improved demand.

Provisionally Priced Sales
Substantially all of our copper concentrate and cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) based primarily on quoted LME monthly average spot copper prices (refer to “Disclosures About Market Risks – Commodity Price Risk” for further discussion). Adjustments to the December 31, 2010, provisionally priced copper sales resulted in unfavorable impacts to consolidated revenues of $12 million ($5 million to net income attributable to common stockholders or $0.01 per share) in 2011. Adjustments to the December 31, 2009, provisionally priced copper sales resulted in unfavorable impacts to consolidated revenues of $24 million ($10 million to net income attributable to common stockholders or $0.01 per share) in 2010. Adjustments to the December 31, 2008, provisionally priced copper sales resulted in favorable impacts to consolidated revenues of $132 million ($61 million to net income attributable to common stockholders or $0.07 per share) in 2009.

The year 2011 also reflected unfavorable impacts of $13 million from adjustments to December 31, 2010, provisionally priced gold sales.

Purchased Copper and Molybdenum
From time to time we purchase copper cathode for processing by our Rod & Refining segment when production from our North America copper mines does not meet customer demand. The increases in purchased copper in 2011 and 2010, compared with prior years, resulted from higher customer demand and higher copper prices. We also purchase molybdenum concentrates when customer demand requires it. Partly offsetting increases in purchased copper were decreases in purchased molybdenum in 2011 and 2010, compared with prior years.

Atlantic Copper Revenues
The increases in Atlantic Copper’s revenues in 2011 and 2010, compared with prior years, primarily reflected higher copper and gold revenues associated with higher copper and gold prices.

Production and Delivery Costs
2011 Compared with 2010
Consolidated production and delivery costs totaled $9.9 billion in 2011, compared with $8.3 billion in 2010. Higher production and delivery costs for 2011 primarily reflect increased mining and milling activities in North America, higher input costs at our mining operations, higher costs of concentrate purchases at Atlantic Copper associated with higher copper and gold prices and higher costs of copper cathode purchases in North America associated with higher copper prices.

Consolidated unit site production and delivery costs for our copper mining operations averaged $1.72 per pound of copper in 2011, compared with $1.40 per pound of copper in 2010. Higher site production and delivery costs in 2011 primarily reflected lower copper sales volumes in Indonesia and increased mining and input costs in North and South America and Africa. Consolidated unit net cash costs in 2011 also included $116 million ($0.03 per pound) primarily related to bonuses for new labor agreements and other employee costs in Indonesia and South America.  Refer to “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions, and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements.

Our copper mining operations require significant energy, principally diesel, electricity, coal and natural gas. Energy costs approximated 21 percent of our consolidated copper production costs in 2011, and included purchases of approximately 225 million gallons of diesel fuel; 6,475 gigawatt hours of electricity at our North America, South America and Africa copper mining operations (we generate all of our power at our Indonesia mining operation); 650 thousand metric tons of coal for our coal power plant in Indonesia; and 1 million MMBTU (million British thermal units) of natural gas at certain of our North America mines. For 2012, we estimate energy costs will approximate 23 percent of our consolidated copper production costs.

2010 Compared with 2009
Consolidated production and delivery costs totaled $8.3 billion in 2010, compared with $7.0 billion in 2009. Higher production and delivery costs for 2010 primarily reflect higher input costs at our mining operations and higher costs of concentrate purchases at Atlantic Copper associated with higher copper prices.

Depreciation, Depletion and Amortization
Consolidated depreciation, depletion and amortization expense totaled $1.0 billion in 2011, 2010 and 2009. Depreciation will vary under the UOP method as a result of increases and decreases in sales volumes and the related UOP rates at our mining operations.

Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses totaled $415 million in 2011, $381 million in 2010 and $321 million in 2009. Higher selling, general and administrative expenses in 2011, compared with 2010, primarily reflected higher charitable contributions. Approximately half of the increase in selling, general and administrative expenses in 2010, compared with 2009, reflected higher stock-based compensation and other incentive compensation costs related to improved financial performance.

Exploration and Research Expenses
Consolidated exploration and research expenses totaled $271 million in 2011, $143 million in 2010 and $90 million in 2009. We are conducting exploration activities near our existing mines with a focus on opportunities to expand reserves that will support additional future production capacity in the large mineral districts where we currently operate. Exploration results indicate opportunities for significant future potential reserve additions in North and South America and in the Tenke minerals district. The drilling data in North America continue to indicate the potential for expanded sulfide production.

For 2012, exploration and research expenditures are being increased to an estimated $330 million, including approximately $275 million for exploration. Exploration activities will continue to focus primarily on the potential for future reserve additions in our existing minerals districts.

Environmental Obligations and Shutdown Costs
Environmental obligations costs reflect net revisions to our long-term environmental obligations, which will vary from period to period because of changes to environmental laws and regulations and/or circumstances affecting our operations and could result in significant changes in our estimates (refer to "Critical Accounting Estimates - Environmental Obligations" for further discussion). Shutdown costs include care and maintenance costs and any litigation, remediation, or related expenditures associated with closed facilities or operations.

Environmental obligations and shutdown costs totaled $134 million in 2011, $19 million in 2010 and $106 million in 2009 (which also included net restructuring charges of $23 million in 2009). Refer to Note 13 for further discussion of environmental obligations and litigation matters associated with closed facilities or operations.

Interest Expense, Net
Consolidated interest expense (before capitalization) totaled $421 million in 2011, $528 million in 2010 and $664 million in 2009. Lower interest expense primarily reflected the impact of debt repayments during 2011, 2010 and 2009 (refer to Note 9 for discussion of debt repayments).

Capitalized interest is primarily related to our development projects and totaled $109 million in 2011, $66 million in 2010 and $78 million in 2009. Refer to "Operations" for further discussion of current development projects.

Losses on Early Extinguishment of Debt
During 2011, we recorded losses on early extinguishment of debt totaling $68 million ($60 million to net income attributable to common stockholders or $0.06 per share) associated with the redemption of our 8.25% Senior Notes, the revolving credit facilities that were replaced in March 2011 and open-market purchases of our 9.50% Senior Notes.

During 2010, we recorded losses on early extinguishment of debt totaling $81 million ($71 million to net income attributable to common stockholders or $0.07 per share) associated with the redemption of our Senior Floating Rate Notes and open-market purchases of our 8.25%, 8.375% and 9.50% Senior Notes.

During 2009, we recorded losses on early extinguishment of debt totaling $48 million ($43 million to net income attributable to common stockholders or $0.04 per share) associated with the redemption of our 6.875% Senior Notes and open-market purchases of our 8.25%, 8.375% and 8¾% Senior Notes.

Refer to Note 9 for further discussion of these transactions.

Provision for Income Taxes
Following is a summary of the approximate amounts in the calculation of our consolidated provision for income taxes for 2011 and 2010 (in millions, except percentages):

	Year Ended December 31, 2011				Year Ended December 31, 2010
	Income[a]	Effective Tax Rate	Income Tax Provision		Income (Loss)[a]	Effective Tax Rate	Income Tax (Provision) Benefit
U.S.	$2,112	23%	$(478)		$1,307	19%	$(244)
South America	3,017	36%	(1,075)	[b]	2,995	33%	(999)
Indonesia	2,923	43%	(1,256)		4,069	42%	(1,709)
Africa	357	34%	(120)		395	30%	(118)
Eliminations and other	409	N/A	(158)		(254)	N/A	87
Consolidated FCX	$8,818	35%	$(3,087)		$8,512	35%	$(2,983)

a.	Represents income (loss) by geographic location before income taxes and equity in affiliated companies’ net earnings.

b.
On September 29, 2011, Peru enacted its new mining tax and royalty regime. Under the new regime, companies that do not have stability agreements will be subject to a revised royalty and a special mining tax. Cerro Verde operates under a stability agreement and therefore, is not subject to the revised royalty and special mining tax until its stability agreement expires on December 31, 2013. The Peruvian government has also created a special mining burden that companies with stability agreements can elect to pay. The special mining burden is levied on profits and is based on a sliding scale of 4 to 13 percent, with a maximum effective rate of 8.79 percent. Cerro Verde will elect to pay this special mining burden during the remaining term of its stability agreement. As a result, Cerro Verde recognized additional current and deferred tax expense of $53 million ($49 million net of noncontrolling interests) in 2011. The deferred portion of this accrual relates primarily to the assets recorded in connection with the 2007 acquisition of FMC.

Our estimated consolidated effective tax rate for 2012 will vary with commodity price changes and the mix of income from international and U.S. operations. Assuming average prices of $3.50 per pound for copper, $1,600 per ounce for gold, $13 per pound for molybdenum and current sales volume and cost estimates, we estimate our annual consolidated effective tax rate will approximate 34 percent.

Following is a summary of the approximate amounts in the calculation of our consolidated provision for income taxes for 2009 (in millions, except percentages):

	Year Ended December 31, 2009
	Income (Loss)[a]	Effective Tax Rate		Income Tax (Provision) Benefit
U.S.	$98	36%		$(35)	[b]
South America	2,010	32%		(650)
Indonesia	4,000	42%		(1,697)
Africa	(60)	25%		15
Eliminations and other	(232)	N/A		60
Consolidated FCX	$5,816	40%	[c]	$(2,307)

a.	Represents income (loss) by geographic location before income taxes and equity in affiliated companies’ net earnings.

b.	Includes a favorable adjustment totaling $43 million resulting from completion of a review of U.S. deferred income tax accounts.

c.
The difference between our consolidated effective income tax rate of 40 percent and the U.S. federal statutory rate of 35 percent primarily was attributable to the high proportion of income earned in Indonesia, which was taxed at an effective tax rate of 42 percent.

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

The North America copper mines include open-pit mining, sulfide ore concentrating, leaching and solution extraction/electrowinning (SX/EW) operations. Molybdenum concentrate is also produced by certain of our North America copper mines (primarily Sierrita, Bagdad and Morenci). A majority of the copper produced at our North America copper mines is cast into copper rod by our Rod & Refining operations. The remainder of our North America copper sales is primarily in the form of copper cathode or copper concentrate.

Operating and Development Activities. During 2011 and 2010, we increased production at our North America copper mines, which had been curtailed in late 2008 because of weak market conditions. Further discussion of the development projects at our North America copper mines is presented below. We also have a number of opportunities to invest in additional production capacity at several of our North America copper mines. Exploration results in recent years indicate the potential for additional sulfide development in North America.

Morenci Mine Ramp-up and Mill Restart. During second-quarter 2011, we completed the ramp up of Morenci's mining rates to 635,000 metric tons of ore per day and milling rates to approximately 50,000 metric tons of ore per day, resulting in increased copper production of approximately 125 million pounds of copper per year.

We are advancing a feasibility study to expand mining and milling capacity at Morenci to process additional sulfide ore identified through exploratory drilling. This project, which would require significant investment, would increase milling rates from the current level of 50,000 metric tons of ore per day to approximately 115,000 metric tons of ore per day and target incremental annual copper production of approximately 225 million pounds. Completion of the feasibility study is expected in the first half of 2012.

Chino Restart. During 2011, mining and milling activities were restarted at the Chino mine. Production at Chino, which totaled 69 million pounds of copper in 2011, is expected to increase to approximately 200 million pounds of copper per year by 2014. Costs for the project associated with equipment and mill refurbishment are expected to approximate $175 million. Project costs of $105 million have been incurred as of December 31, 2011.

Miami Restart. The ramp up of mining activities at the Miami mine is complete. Production at Miami totaled 66 million pounds of copper in 2011, and is expected to be similar in 2012.

Safford Sulphur Burner. During 2011, we completed construction of the $150 million sulphur burner project at the Safford mine, which is providing a more cost-effective source of sulphuric acid used in SX/EW operations and lower transportation costs.

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

Operating Data. Following is summary operating data for the North America copper mines for the years ended December 31.

	2011	2010	2009
Operating Data, Net of Joint Venture Interest
Copper (millions of recoverable pounds)
Production	1,258	1,067	1,147
Sales, excluding purchases	1,247	1,085	1,187
Average realized price per pound	$3.99	$3.42	$2.38

Molybdenum (millions of recoverable pounds)
Production[a]	35	25	25

100% Operating Data
SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	888,300	648,800	589,400
Average copper ore grade (percent)	0.24	0.24	0.29
Copper production (millions of recoverable pounds)	801	746	859

Mill operations
Ore milled (metric tons per day)	222,800	189,200	169,900
Average ore grade (percent):
Copper	0.38	0.32	0.33
Molybdenum	0.03	0.03	0.02
Copper recovery rate (percent)	83.1	83.0	86.0
Production (millions of recoverable pounds):
Copper	549	398	364
Molybdenum	35	25	25

a.	Reflects molybdenum production from certain of our North America copper mines. Sales of molybdenum are reflected in the Molybdenum division.

2011 Compared with 2010
Copper sales volumes from our North America copper mines increased to 1.2 billion pounds in 2011, compared with 1.1 billion pounds in 2010, primarily reflecting increased production at the Morenci, Miami and Chino mines.

Copper sales volumes from our North America copper mines are expected to approximate 1.3 billion pounds in 2012. Molybdenum production from our North America copper mines is expected to approximate 30 million pounds in 2012.

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

	2011			2010
	By-	Co-Product Method		By-	Co-Product Method
	Product Method	Copper	Molyb- denum[a]	Product Method	Copper	Molyb- denum[a]
Revenues, excluding adjustments	$3.99	$3.99	$15.72	$3.42	$3.42	$15.60
Site production and delivery, before net noncash
and other costs shown below	1.78	1.60	6.86	1.50	1.35	7.95
By-product credits[a]	(0.48)	—	—	(0.35)	—	—
Treatment charges	0.11	0.10	—	0.09	0.09	—
Unit net cash costs	1.41	1.70	6.86	1.24	1.44	7.95
Depreciation, depletion and amortization	0.21	0.20	0.39	0.24	0.22	0.54
Noncash and other costs, net	0.07	0.07	0.05	0.12	0.12	0.01
Total unit costs	1.69	1.97	7.30	1.60	1.78	8.50
Revenue adjustments	—	—	—	—	—	—
Idle facility and other non-inventoriable costs	(0.06)	(0.06)	(0.04)	(0.08)	(0.08)	(0.02)
Gross profit per pound	$2.24	$1.96	$8.38	$1.74	$1.56	$7.08

Copper sales (millions of recoverable pounds)	1,244	1,244		1,082	1,082
Molybdenum sales (millions of recoverable pounds)[b]			35			25

a.	Molybdenum credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Reflects molybdenum produced by certain of our North America copper mines.

Unit net cash costs (net of by-product credits) for our North America copper mines increased to $1.41 per pound of copper in 2011, compared with $1.24 per pound in 2010, primarily reflecting higher site production and delivery costs ($0.28 per pound) resulting from increased mining and milling activities and higher input costs. Partly offsetting higher site production and delivery costs were higher molybdenum credits ($0.13 per pound) primarily resulting from higher molybdenum volumes.

Our operating North America copper mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-products and other factors. During 2011, average unit net cash costs for the North America copper mines ranged from a net cost of $0.41 per pound to $1.97 per pound at the individual mines and averaged $1.41 per pound. Assuming achievement of current sales volume and cost estimates and an average price of $13 per pound of molybdenum for 2012, we estimate that average unit net cash costs (net of by-product credits) for our North America copper mines would approximate $1.67 per pound of copper in 2012. North America's average unit net cash costs for 2012 would change by approximately $0.04 per pound for each $2 per pound change in the average price of molybdenum during 2012. Higher projected unit net cash costs in 2012, compared with 2011, primarily reflect higher mining and milling rates and lower by-product credits associated with lower molybdenum grades and prices, partly offset by higher projected copper volumes.

	2010			2009
	By-	Co-Product Method		By-	Co-Product Method
	Product Method	Copper	Molyb- denum[a]	Product Method	Copper	Molyb- denum[a]
Revenues, excluding adjustments	$3.42	$3.42	$15.60	$2.38	$2.38	$10.96
Site production and delivery, before net noncash
and other costs shown below	1.50	1.35	7.95	1.25	1.15	5.67
By-product credits[a]	(0.35)	—	—	(0.23)	—	—
Treatment charges	0.09	0.09	—	0.09	0.09	—
Unit net cash costs	1.24	1.44	7.95	1.11	1.24	5.67
Depreciation, depletion and amortization	0.24	0.22	0.54	0.22	0.21	0.40
Noncash and other costs, net	0.12	0.12	0.01	0.11	0.11	0.07
Total unit costs	1.60	1.78	8.50	1.44	1.56	6.14
Revenue adjustments	—	—	—	0.08	0.08	—
Idle facility and other non-inventoriable costs	(0.08)	(0.08)	(0.02)	(0.08)	(0.08)	—
Gross profit per pound	$1.74	$1.56	$7.08	$0.94	$0.82	$4.82

Copper sales (millions of recoverable pounds)	1,082	1,082		1,185	1,185
Molybdenum sales (millions of recoverable pounds)[b]			25			25

a.	Molybdenum credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Reflects molybdenum produced by certain of our North America copper mines.

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

South America Mining
We operate four copper mines in South America – Cerro Verde in Peru, and El Abra, Candelaria and Ojos del Salado in Chile. We own a 53.56 percent interest in Cerro Verde, a 51 percent interest in El Abra and an 80 percent interest in both Candelaria and Ojos del Salado.

South America mining includes open-pit and underground mining, sulfide ore concentrating, leaching and SX/EW operations. Production from our South America mines is sold as copper concentrate or copper cathode under long-term contracts. Our South America mines ship a portion of their copper concentrate inventories to Atlantic Copper, an affiliated smelter. In addition to copper, the Cerro Verde mine also produces molybdenum concentrates, and the Candelaria and Ojos del Salado mines also produce gold and silver.

Operating and Development Activities.
El Abra Sulfide. During 2011, we commenced production from El Abra's newly commissioned stacking and leaching facilities to transition from production of oxide to sulfide ores. Production from the sulfide ore will approximate 300 million pounds of copper per year, replacing the depleting oxide copper production. The aggregate capital investment for this project is expected to total $725 million through 2015, of which approximately $580 million is for the initial phase of the project that is expected to be completed in first-quarter 2012. Project costs of $513 million have been incurred as of December 31, 2011 ($152 million during 2011).

We are also engaged in pre-feasibility studies for a potential large-scale milling operation at El Abra to process additional sulfide material and to achieve higher recoveries. Exploration results at El Abra indicate the potential for a significant sulfide resource. Exploration activities are continuing.

Cerro Verde Expansion. At Cerro Verde, plans for a large-scale concentrator expansion continue to be advanced. The approximate $4 billion project would expand the concentrator facilities from 120,000 metric tons of ore per day to 360,000 metric tons of ore per day and provide incremental annual production of approximately 600 million pounds of copper and 15 million pounds of molybdenum beginning in 2016. An environmental impact assessment was filed in fourth-quarter 2011.

An agreement has been reached with the Regional Government of Arequipa, the National Government, Servicio de Agua Potable y Alcantarillado de Arequipa S. A (SEDAPAR) and other local institutions to allow Cerro Verde to finance the engineering and construction of a wastewater treatment plant for Arequipa, should Cerro Verde proceed with the expansion. Once Cerro Verde obtains a license for the treated water, it would be used to supplement existing water supplies to support the potential concentrator expansion.

Candelaria Water. As part of our overall strategy to supply water to the Candelaria mine, we completed construction of a pipeline to bring water from a nearby water treatment facility. In addition, we have completed engineering and began construction for a desalination plant that will supply Candelaria’s longer term water needs. The plant is expected to be completed in early 2013 at a capital investment of approximately $300 million. Project costs of $126 million have been incurred as of December 31, 2011 ($120 million during 2011).

Other Matters. In fourth-quarter 2011, there was an approximate two-month labor strike at Cerro Verde during the negotiation of a new labor agreement. The strike did not have a significant impact on production, and a new three-year agreement with the union was reached in late December 2011. Also during fourth-quarter 2011, El Abra negotiated a new four-year labor agreement with its union, which will replace the agreement scheduled to expire in July 2012. In December 2011, bonuses totaling $50 million were paid to employees at Cerro Verde and El Abra pursuant to the new labor agreements.

Operating Data. Following is summary operating data for the South America mining operations for the years ended December 31.

	2011	2010	2009
Copper (millions of recoverable pounds)
Production	1,306	1,354	1,390
Sales	1,322	1,335	1,394
Average realized price per pound	$3.77	$3.68	$2.70

Gold (thousands of recoverable ounces)
Production	101	93	92
Sales	101	93	90
Average realized price per ounce	$1,580	$1,263	$982

Molybdenum (millions of recoverable pounds)
Production[a]	10	7	2

SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	245,200	268,800	258,200
Average copper ore grade (percent)	0.50	0.41	0.45
Copper production (millions of recoverable pounds)	439	504	565

Mill operations
Ore milled (metric tons per day)	189,200	188,800	181,300
Average ore grade:
Copper (percent)	0.66	0.65	0.66
Gold (grams per metric ton)	0.12	0.10	0.10
Molybdenum (percent)	0.02	0.02	0.02
Copper recovery rate (percent)	89.6	90.0	88.9
Production (recoverable):
Copper (millions of pounds)	867	850	825
Gold (thousands of ounces)	101	93	92
Molybdenum (millions of pounds)	10	7	2

a.	Reflects molybdenum production from at Cerro Verde mine. Sales of molybdenum are reflected in the Molybdenum division.

2011 Compared with 2010
Copper sales volumes from our South America mining operations totaled 1.3 billion pounds in 2011 and 2010, primarily reflecting lower mining rates at El Abra as it transitions from oxide to sulfide ores, partially offset by higher ore grades at Candelaria.

Consolidated sales volumes from our South America mines are expected to approximate 1.3 billion pounds of copper and 100 thousand ounces of gold in 2012, slightly lower than 2011 sales. Lower projected ore grades at Cerro Verde and Candelaria in 2012 are expected to be partly offset by higher production at El Abra. Molybdenum production from Cerro Verde is expected to approximate 10 million pounds in 2012.

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

	2011			2010
	By-Product Method		Co-Product Method	By-Product Method	Co-Product Method
Revenues, excluding adjustments	$3.77		$3.77	$3.68	$3.68
Site production and delivery, before net noncash
and other costs shown below	1.38	[a]	1.27	1.21	1.14
By-product credits	(0.35)		—	(0.21)	—
Treatment charges	0.17		0.17	0.15	0.15
Unit net cash costs	1.20		1.44	1.15	1.29
Depreciation, depletion and amortization	0.20		0.18	0.19	0.18
Noncash and other costs, net	0.02		0.02	0.01	0.01
Total unit costs	1.42		1.64	1.35	1.48
Revenue adjustments, primarily for pricing on
prior period open sales	0.01		—	(0.01)	(0.01)
Other non-inventoriable costs	(0.04)		(0.03)	(0.04)	(0.04)
Gross profit per pound	$2.32		$2.10	$2.28	$2.15

Copper sales (millions of recoverable pounds)	1,322		1,322	1,335	1,335

a.	Includes impacts of $50 million ($0.04 per pound) associated with bonuses paid at Cerro Verde and El Abra pursuant to the new labor agreements.

Unit net cash costs (net of by-product credits) for our South America mining operations increased to $1.20 per pound of copper in 2011, compared with $1.15 per pound in 2010, primarily reflecting higher site production and delivery costs ($0.17 per pound) associated with higher input costs and the impact of bonuses paid pursuant to new labor agreements, partially offset by higher gold, molybdenum and silver credits ($0.14 per pound).

Our South America mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-products and other factors. During 2011, unit net cash costs for the South America mines ranged from $0.93 per pound to $1.67 per pound at the individual mines and averaged $1.20 per pound. Assuming achievement of current sales volume and cost estimates and average prices of $1,600 per ounce of gold and $13 per pound of molybdenum in 2012, we estimate that average unit net cash costs (net of by-product credits) for our South America mining operations would approximate $1.41 per pound of copper in 2012. Higher projected unit net cash costs in 2012, compared with 2011, primarily reflect increases in input costs, including labor and energy, lower by-product credits and slightly lower projected volumes.

	2010		2009
	By-Product Method	Co-Product Method	By-Product Method	Co-Product Method
Revenues, excluding adjustments	$3.68	$3.68	$2.70	$2.70
Site production and delivery, before net noncash
and other costs shown below	1.21	1.14	1.08	1.02
By-product credits	(0.21)	—	(0.11)	—
Treatment charges	0.15	0.15	0.15	0.15
Unit net cash costs	1.15	1.29	1.12	1.17
Depreciation, depletion and amortization	0.19	0.18	0.20	0.19
Noncash and other costs, net	0.01	0.01	0.02	0.02
Total unit costs	1.35	1.48	1.34	1.38
Revenue adjustments, primarily for pricing on
prior period open sales	(0.01)	(0.01)	0.08	0.08
Other non-inventoriable costs	(0.04)	(0.04)	(0.02)	(0.02)
Gross profit per pound	$2.28	$2.15	$1.42	$1.38

Copper sales (millions of recoverable pounds)	1,335	1,335	1,394	1,394

Unit net cash costs (net of by-product credits) for our South America mining operations increased to $1.15 per pound of copper in 2010, compared with $1.12 per pound in 2009, primarily reflecting higher site production and delivery costs ($0.13 per pound) associated with higher input costs and the impact of higher copper prices on profit sharing programs. Partly offsetting higher site production and delivery costs were higher molybdenum, gold and silver credits ($0.10 per pound) associated with higher molybdenum volumes and prices and higher gold prices.

Indonesia Mining
Indonesia mining includes PT Freeport Indonesia’s Grasberg minerals district. We own 90.64 percent of PT Freeport Indonesia, including 9.36 percent through our wholly owned subsidiary, PT Indocopper Investama.

PT Freeport Indonesia produces copper concentrates, which contain significant quantities of gold and silver. Substantially all of PT Freeport Indonesia’s copper concentrates are sold under long-term contracts, of which approximately one-half is sold to affiliated smelters, Atlantic Copper and PT Smelting (PT Freeport Indonesia’s 25-percent owned copper smelter and refinery in Indonesia - refer to Note 2 for further discussion), and the remainder to other customers.

Refer to Note 2 for further discussion of our joint ventures with Rio Tinto plc and to Note 14 for further discussion of PT Freeport Indonesia's Contract of Work with the Government of Indonesia. Refer to "Risk Factors" contained in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2011, for discussion of risks associated with operations in Indonesia.

Development Activities. We have several projects in progress in the Grasberg minerals district, primarily related to the development of the large-scale, high-grade underground ore bodies located beneath and nearby the Grasberg open pit. In aggregate, these underground ore bodies are expected to ramp up to approximately 240,000 metric tons of ore per day following the currently anticipated transition from the Grasberg open pit in 2016. Over the next five years, aggregate capital spending on these projects is expected to average $700 million per year ($550 million per year net to PT Freeport Indonesia). Considering the long-term nature and large size of these projects, actual costs could differ materially from these estimates.

The following provides additional information on these projects, including the continued development of the Common Infrastructure project, the Grasberg Block Cave and Big Gossan underground mines and development of the Deep Mill Level Zone (DMLZ) ore body, that lies below the Deep Ore Zone (DOZ) underground mine.

Common Infrastructure and Underground Mines. In 2004, PT Freeport Indonesia commenced its Common Infrastructure project to provide access to its large undeveloped underground ore bodies located in the Grasberg minerals district through a tunnel system located approximately 400 meters deeper than its existing underground tunnel system. In addition to providing access to our underground ore bodies, the tunnel system will enable PT Freeport Indonesia to conduct future exploration in prospective areas associated with currently identified ore bodies. The tunnel system was completed to the Big Gossan terminal and the Big Gossan mine has been brought into production. We have also advanced development of both the DMLZ and Grasberg spurs, and have completed the tunneling required to reach these underground ore bodies.

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

Aggregate mine development capital for the Grasberg Block Cave mine and associated Common Infrastructure is expected to approximate $4.2 billion (incurred from 2008 to 2021), with PT Freeport Indonesia’s share totaling approximately $3.8 billion. Aggregate project costs totaling $569 million have been incurred through December 31, 2011 ($309 million during 2011).

Big Gossan. The Big Gossan underground mine is a high-grade deposit located near PT Freeport Indonesia’s existing milling complex. The Big Gossan mine is being developed as an open-stope mine with backfill consisting of mill tailings and cement, an established mining methodology. Production, which began in fourth-quarter 2010, is designed to ramp up to 7,000 metric tons of ore per day by mid-2013 (equal to average annual aggregate incremental production of 125 million pounds of copper and 65,000 ounces of gold, with PT Freeport Indonesia receiving 60 percent of these amounts). The aggregate capital investment for this project is currently estimated at approximately $550 million, with PT Freeport Indonesia’s share totaling approximately $518 million. Aggregate project costs of $494 million have been incurred through December 31, 2011 ($50 million during 2011).

DMLZ. The DMLZ ore body lies below the DOZ mine at the 2,590-meter elevation and represents the downward continuation of mineralization in the Ertsberg East Skarn system and neighboring Ertsberg porphyry. We plan to mine the ore body using a block-cave method with production beginning in 2015, near completion of mining at the DOZ mine. Drilling efforts continue to determine the extent of this ore body. We continue to develop the Common Infrastructure project and tunnels from mill level. In 2009, we completed a portion of the spur to the DMLZ mine and reached the edge of the DMLZ terminal and development continued on terminal infrastructure and mine access in 2011. Aggregate mine development capital costs for the DMLZ are expected to approximate $2.2 billion (incurred from 2009 to 2020), with PT Freeport Indonesia’s share totaling approximately $1.3 billion. Aggregate project costs totaling $269 million have been incurred through December 31, 2011 ($166 million during 2011). Targeted production rates once the DMLZ mining operation reaches full capacity are expected to approximate 80,000 metric tons of ore per day.

Other Matters. During 2011, PT Freeport Indonesia was adversely affected by labor disruptions, including the eight-day work stoppage in July 2011 and the approximate three-month strike that concluded in December 2011. Additionally, PT Freeport Indonesia's milling operations were temporarily suspended during fourth-quarter 2011 because of damage to concentrate and fuel pipelines resulting from civil unrest that occurred during the strike. Repairs to the damaged pipelines are substantially complete, and PT Freeport Indonesia has begun ramping up production. PT Freeport Indonesia is working cooperatively with the Government of Indonesia to address security issues. Maintaining security is a requirement of returning to normal operations. Although a new labor agreement has been reached, we are experiencing work interruptions in connection with our efforts to resume normal operations at PT Freeport Indonesia. PT Freeport Indonesia is complying with the terms of the new labor agreement with its union. Certain of the returning workers have engaged in acts of violence and intimidation against workers and supervisory personnel who did not participate in the strike. On February 23, 2012, the union indicated that it will engage in a work stoppage and we temporarily suspended operations to protect our employees and assets following the incidents of intimidation and threats within the workforce. We are working with union officials and government authorities to resolve the ongoing issues. The work interruptions and temporary suspension of operations at PT Freeport Indonesia may impact our ability to achieve projected sales volumes, unit net cash costs and operating cash flows in 2012.

In mid-December 2011, the financial terms of a new two-year labor agreement for PT Freeport Indonesia were reached. Pursuant to the terms, PT Freeport Indonesia agreed to increase base wages by 24 percent in the first year and 13 percent in the second year (equivalent to a 40 percent increase over two-years on a compound basis). PT Freeport Indonesia also paid a bonus equivalent to three months of base wages and agreed to provide other benefits, including enhancements to housing allowances, educational assistance and retirement savings plans. The parties also agreed that future wage negotiations would be based on living costs and the competitiveness of wages within Indonesia. The impact of the terms agreed to in PT Freeport Indonesia's new labor agreement, including the bonuses and other strike-related employee costs, totaled approximately $66 million for 2011.

Between July 2009 and February 2012, there were 32 shooting incidents in and around the Grasberg minerals district, including along the road leading to our mining and milling operations, which resulted in 15 fatalities and 56 injuries. The investigation of these matters is continuing. We have taken precautionary measures, including limiting use of the road to secured convoys. The Indonesian government has responded with additional security forces and expressed a commitment to protect the safety of the community and our operations. Prolonged limitations on access to the road could adversely affect operations at the mine. The safety of our workforce is a critical concern, and PT Freeport Indonesia is working cooperatively with the Government of Indonesia to address security issues.

Operating Data. Following is summary operating data for our Indonesia mining operations for the years ended December 31.

	2011	2010	2009
Operating Data, Net of Joint Venture Interest
Copper (millions of recoverable pounds)
Production	846	1,222	1,412
Sales	846	1,214	1,400
Average realized price per pound	$3.85	$3.69	$2.65

Gold (thousands of recoverable ounces)
Production	1,272	1,786	2,568
Sales	1,270	1,765	2,543
Average realized price per ounce	$1,583	$1,271	$994

100% Operating Data
Ore milled (metric tons per day):[a]
Grasberg open pit	112,900	149,800	166,300
DOZ underground mine	51,700	79,600	72,000
Big Gossan underground mine	1,500	800	—
Total	166,100	230,200	238,300

Average ore grade:
Copper (percent)	0.79	0.85	0.98
Gold (grams per metric ton)	0.93	0.90	1.30
Recovery rates (percent):
Copper	88.3	88.9	90.6
Gold	81.2	81.7	83.7
Production (recoverable):
Copper (millions of pounds)	882	1,330	1,641
Gold (thousands of ounces)	1,444	1,964	2,984

a.	Amounts represent the approximate average daily throughput processed at PT Freeport Indonesia’s mill facilities from each producing mine.

2011 Compared with 2010
Sales volumes from our Indonesia mining operations declined to 846 million pounds of copper and 1.3 million ounces of gold in 2011, compared with 1.2 billion pounds of copper and 1.8 million ounces of gold in 2010. Lower copper and gold sales volumes in 2011 primarily reflect the impact of labor-related disruptions and the temporary suspension of milling operations in fourth-quarter 2011 because of damage to the concentrate and fuel pipelines. The estimated impact of the labor and pipeline disruptions (net to PT Freeport Indonesia), including the eight-day strike in July 2011, totaled approximately 235 million pounds of copper and approximately 275 thousand ounces of gold.

At the Grasberg open pit, the sequencing of mining areas with varying ore grades also causes fluctuations in the timing of ore production resulting in varying quarterly and annual sales of copper and gold. Consolidated sales volumes from our Indonesia mining operations are expected to approximate 930 million pounds of copper and 1.1 million ounces of gold for 2012. Gold sales in 2012 are projected to be lower than in 2011 because of mining in a lower grade section of the Grasberg open pit in 2012. Indonesia's projected sales volumes for the year 2012 (which includes 210 million pounds of copper and 400 thousand ounces of gold in first-quarter 2012) are under review. The achievement of projected 2012 sales volumes depends on a number of factors, including the timing of restoring full operations at Grasberg following the extended disruption in 2011 and because of recent work interruptions and the temporary suspension of operations.

2010 Compared with 2009
Sales volumes from our Indonesia mining operations decreased to 1.2 billion pounds of copper and 1.8 million ounces of gold in 2010, compared with 1.4 billion pounds of copper and 2.5 million ounces of gold in 2009. Lower copper and gold sales volumes in 2010 primarily reflected mining in a lower grade section of the Grasberg open pit during the first half of 2010.

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

Gross Profit per Pound of Copper/per Ounce of Gold

The following tables summarize the unit net cash costs (credits) and gross profit per pound of copper and per ounce of gold at our Indonesia mining operations for the years ended December 31. Refer to “Production Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash costs (credits) per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	2011				2010
	By-		Co-Product Method		By-	Co-Product Method
	Product Method		Copper	Gold	Product Method	Copper	Gold
Revenues, excluding adjustments	$3.85		$3.85	$1,583	$3.69	$3.69	$1,271
Site production and delivery, before net noncash
and other costs shown below	2.21	[a]	1.34	551	1.53	1.01	347
Gold and silver credits	(2.47)		—	—	(1.92)	—	—
Treatment charges	0.19		0.11	46	0.22	0.15	50
Royalty on metals	0.16		0.10	41	0.13	0.08	29
Unit net cash costs (credits)	0.09		1.55	638	(0.04)	1.24	426
Depreciation and amortization	0.25		0.16	63	0.21	0.14	48
Noncash and other costs, net	0.04		0.02	10	0.04	0.02	9
Total unit costs	0.38		1.73	711	0.21	1.40	483
Revenue adjustments, primarily for pricing on
prior period open sales	(0.01)		(0.01)	(13)	(0.01)	(0.01)	1
Gross profit per pound/ounce	$3.46		$2.11	$859	$3.47	$2.28	$789

Copper sales (millions of recoverable pounds)	846		846		1,214	1,214
Gold sales (thousands of recoverable ounces)				1,270			1,765

a.	Includes impacts of $66 million ($0.08 per pound) associated with bonuses and other strike-related costs.

Unit net cash costs (net of gold and silver credits) for our Indonesia mining operations averaged $0.09 per pound of copper in 2011, compared with a net credit of $0.04 per pound in 2010. Higher unit net cash costs primarily reflected higher site production and delivery costs ($0.68 per pound) primarily from lower copper sales volumes and the impact of bonuses and other strike-related costs, partially offset by higher gold and silver credits ($0.55 per pound).

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold.

Assuming achievement of current sales volume and cost estimates, and an average gold price of $1,600 per ounce for 2012, we estimate that average unit net cash costs for Indonesia (net of gold and silver credits) would approximate $0.98 per pound of copper for the year 2012. Indonesia's unit net cash costs for 2012 would change by $0.06 per pound for each $50 per ounce change in the average price of gold during 2012. Higher projected unit net cash costs in 2012, compared with 2011, primarily reflect higher input costs, including labor and energy, and lower by-product credits, partly offset by higher projected copper volumes. Quarterly unit net cash costs are expected to vary significantly with variations in quarterly metal sales volumes.

	2010			2009
	By-	Co-Product Method		By-	Co-Product Method
	Product Method	Copper	Gold	Product Method	Copper	Gold
Revenues, excluding adjustments	$3.69	$3.69	$1,271	$2.65	$2.65	$994
Site production and delivery, before net noncash
and other costs shown below	1.53	1.01	347	1.05	0.62	232
Gold and silver credits	(1.92)	—	—	(1.86)	—	—
Treatment charges	0.22	0.15	50	0.22	0.13	49
Royalty on metals	0.13	0.08	29	0.10	0.06	23
Unit net cash (credits) costs	(0.04)	1.24	426	(0.49)	0.81	304
Depreciation and amortization	0.21	0.14	48	0.20	0.11	43
Noncash and other costs, net	0.04	0.02	9	0.03	0.02	6
Total unit costs (credits)	0.21	1.40	483	(0.26)	0.94	353
Revenue adjustments, primarily for pricing on
prior period open sales	(0.01)	(0.01)	1	0.04	0.04	2
Gross profit per pound/ounce	$3.47	$2.28	$789	$2.95	$1.75	$643

Copper sales (millions of recoverable pounds)	1,214	1,214		1,400	1,400
Gold sales (thousands of recoverable ounces)			1,765			2,543

Unit net cash costs (net of gold and silver credits) increased to a net credit of $0.04 per pound of copper in 2010, compared with a net credit of $0.49 per pound in 2009, reflecting higher site production and delivery costs ($0.48 per pound) primarily associated with lower copper sales volumes, higher input costs (including materials, labor and energy), higher maintenance and support costs and higher cost sharing under joint venture arrangements. Partly offsetting higher site production and delivery costs were higher gold and silver credits ($0.06 per pound) associated with higher gold prices.

Africa Mining
Africa mining consists of the Tenke copper and cobalt mining concessions in the Katanga province of the DRC. The Tenke mine includes surface mining, leaching and SX/EW operations. Copper production from the Tenke mine is sold as copper cathode. In addition to copper, the Tenke mine produces cobalt hydroxide. All Africa mining operations are conducted by Tenke Fungurume Mining S.A.R.L. (TFM).

In October 2010, the Government of the DRC concluded its review of TFM’s existing mining contracts and confirmed that they are in good standing. In connection with the review, TFM made several commitments that have been reflected in amendments to its mining contracts, which were signed by the parties in December 2010 (refer to Note 14 for further discussion). In March 2011, the amendments were approved by a ministerial council; and a Presidential Decree, signed by the President and Prime Minister of the DRC, was issued in April 2011. After receiving the required government approval of the modifications to TFM's bylaws that reflect the agreement with the Government of the DRC, our effective ownership interest in the project will be reduced to 56.0 percent prospectively, compared to our current ownership interest of 57.75 percent.

Operating and Development Activities. Our initial investment in the project approximated $2 billion, and we have received loan repayments of approximately $700 million through December 31, 2011.

The milling facilities at Tenke, which were designed to process ore at a rate of 8,000 metric tons of ore per day, continue to perform above capacity, with throughput averaging 11,100 metric tons of ore per day in 2011. Mining rates have been increased to enable additional copper production from the initial project capacity of 250 million pounds of copper per year to ramp up to approximately 290 million pounds of copper per year.

We are undertaking a second phase of the project, which would include optimizing the current plant and increasing capacity. As part of the second phase, we are expanding the mill rate to 14,000 metric tons of ore per day and are constructing related processing facilities that would target the addition of approximately 150 million pounds of copper per year. The approximate $850 million project, which includes mill upgrades, additional mining equipment and a new tank house and sulphuric acid plant expansion, is targeted for completion in 2013. The second phase of the project will be funded with cash generated from operations, and where additional funds are required, we will fund 70 percent and Lundin Mining Corporation will fund 30 percent.

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

Operating Data. Following is summary operating data for our Africa mining operations for the years ended December 31.

	2011	2010	2009	[a]
Copper (millions of recoverable pounds)
Production	281	265	154
Sales	283	262	130
Average realized price per pound[b]	$3.74	$3.45	$2.85

Cobalt (millions of recoverable pounds)
Production	25	20	N/A	[c]
Sales	25	20	N/A	[c]
Average realized price per pound	$9.99	$10.95	N/A	[c]

Ore milled (metric tons per day)	11,100	10,300	7,300
Average ore grade (percent):
Copper	3.41	3.51	3.69
Cobalt	0.40	0.40	N/A	[c]
Copper recovery rate (percent)	92.5	91.4	92.1

a.	Results for 2009 represent mining operations that began production in March 2009.

b.	Includes adjustments for point-of-sale transportation costs as negotiated in customer contracts.

c.	Comparative results for the 2009 periods have not been included as start-up activities were still under way.

2011 Compared with 2010
Copper sales volumes from our Africa mining operations increased to 283 million pounds of copper in 2011, compared with 262 million pounds of copper in 2010, primarily reflecting higher production in 2011.

Consolidated sales volumes from our Africa mining operations are expected to approximate 290 million pounds of copper and 25 million pounds of cobalt in 2012.
2010 Compared with 2009
Copper sales volumes from our Africa mining operations increased to 262 million pounds of copper in 2010, compared with 130 million pounds of copper in 2009, reflecting higher operating rates and a full year of production in 2010.

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

Gross Profit per Pound of Copper and Cobalt

The following table summarizes the unit net cash costs and gross profit per pound of copper and cobalt at our Africa mining operations for the years ended December 31. Comparative information for the 2009 period has not been included as start-up activities were still under way. Refer to “Production Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash costs to production and delivery costs applicable to sales reported in our consolidated financial statements.

	2011			2010
	By-Product	Co-Product Method		By-Product	Co-Product Method
	Method	Copper	Cobalt	Method	Copper	Cobalt
Revenues, excluding adjustments[a]	$3.74	$3.74	$9.99	$3.45	$3.45	$10.95
Site production and delivery, before net noncash
and other costs shown below	1.57	1.39	5.58	1.40	1.23	5.78
Cobalt credits[b]	(0.58)	—	—	(0.58)	—	—
Royalty on metals	0.08	0.07	0.16	0.08	0.06	0.19
Unit net cash costs	1.07	1.46	5.74	0.90	1.29	5.97
Depreciation, depletion and amortization	0.50	0.42	0.78	0.49	0.41	1.03
Noncash and other costs, net	0.16	0.14	0.25	0.11	0.10	0.23
Total unit costs	1.73	2.02	6.77	1.50	1.80	7.23
Revenue adjustments, primarily for pricing on
prior period open sales	—	—	0.06	—	—	0.18
Other non-inventoriable costs	(0.04)	(0.04)	(0.07)	(0.08)	(0.07)	(0.16)
Gross profit per pound	$1.97	$1.68	$3.21	$1.87	$1.58	$3.74

Copper sales (millions of recoverable pounds)	283	283		262	262
Cobalt sales (millions of contained pounds)			25			20

a.	Includes adjustments for point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

Unit net cash costs (net of cobalt credits) for our Africa mining operations of $1.07 per pound of copper in 2011 were higher than unit net cash costs of $0.90 per pound of copper in 2010 reflecting higher site production and delivery costs ($0.17 per pound) mostly associated with increased mining and milling activity and higher input costs.

Assuming achievement of current sales volume and cost estimates and an average cobalt price of $12 per pound for 2012, we estimate that average unit net cash costs (net of cobalt credits) would approximate $1.13 per pound of copper in 2012. Higher projected unit net cash costs in 2012, compared with 2011, primarily reflect lower cobalt credits, partly offset by higher projected copper volumes. Africa's unit net cash costs for 2012 would change by $0.11 per pound for each $2 per pound change in the average price of cobalt during 2012.

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

Development Activities. Construction activities at the Climax molybdenum mine are substantially complete, and we plan to commence production during 2012. Production from the Climax mine is expected to ramp up to a rate of 20 million pounds of molybdenum per year during 2013 and, depending on market conditions, may be increased to 30 million pounds of molybdenum per year. We intend to operate our Climax and Henderson molybdenum mines in a flexible manner to meet market requirements. The cost of the initial phase of the project, most of which have been incurred (including $388 million in 2011), approximates $700 million.

Operating Data. Following is summary operating data for the Molybdenum operations for the years ended December 31.

	2011	2010	2009
Molybdenum (millions of recoverable pounds)
Production[a]	38	40	27
Sales, excluding purchases[b]	79	67	58
Average realized price per pound	$16.98	$16.47	$12.36

Henderson molybdenum mine
Ore milled (metric tons per day)	22,300	22,900	14,900
Average molybdenum ore grade (percent)	0.24	0.25	0.25
Molybdenum production (millions of recoverable pounds)	38	40	27

a.	Reflects production at the Henderson molybdenum mine.

b.	Includes sales of molybdenum produced at our North and South America mines.

2011 Compared with 2010
Consolidated molybdenum sales volumes increased to 79 million pounds in 2011, compared with 67 million pounds for 2010, primarily reflecting improved demand. For the year 2012, we expect molybdenum sales volumes to approximate 80 million pounds, of which approximately 40 million pounds represents production from our North and South America copper mines.

2010 Compared with 2009
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

	2011	2010	2009
Revenues, excluding adjustments	$16.42	$15.89	$12.78
Site production and delivery, before net noncash
and other costs shown below	5.46	4.82	5.43
Treatment charges and other	0.88	1.08	1.09
Unit net cash costs	6.34	5.90	6.52
Depreciation, depletion and amortization	0.96	0.83	0.98
Noncash and other costs, net	0.04	0.03	0.04
Total unit costs	7.34	6.76	7.54
Gross profit per pound[a]	$9.08	$9.13	$5.24

Molybdenum sales (millions of recoverable pounds)[b]	38	40	27

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

Henderson’s unit net cash costs were $6.34 per pound of molybdenum in 2011, $5.90 per pound in 2010 and $6.52 per pound in 2009. Henderson's unit net cash costs in 2011 primarily reflect lower volumes and higher input costs, including labor and materials. Henderson’s unit net cash costs in 2010 benefited from higher production volumes, partly offset by higher mining costs.

Assuming achievement of current sales volume and cost estimates, we estimate unit net cash costs for Henderson would approximate $7.00 per pound of molybdenum in 2012.

Atlantic Copper Smelting & Refining
Atlantic Copper, our wholly owned subsidiary located in Spain, smelts and refines copper concentrates and markets refined copper and precious metals in slimes. During 2011, Atlantic Copper purchased approximately 17 percent of its concentrate requirements from our Indonesia mining operation and approximately 30 percent from our South America mining operations. Through this form of downstream integration, we are assured placement of a significant portion of our concentrate production.

Smelting and refining charges consist of a base rate and, in certain contracts, price participation based on copper prices. Treatment charges for smelting and refining copper concentrates represent a cost to our Indonesia and our South America mining operations, and income to Atlantic Copper and PT Smelting, PT Freeport Indonesia's 25 percent owned smelter and refinery. Thus, higher treatment and refining charges benefit our smelter operations and adversely affect our mining operations in Indonesia and South America (our North America copper mines are not significantly affected by changes in treatment and refining charges because these operations are largely integrated with our Miami smelter located in Arizona).

In May 2011, Atlantic Copper successfully completed a scheduled 26-day maintenance turnaround, which had a $30 million impact on production and delivery costs in 2011. Atlantic Copper's major maintenance turnarounds typically occur approximately every eight years, with short-term maintenance turnarounds in the interim.

Atlantic Copper had operating losses of $69 million in 2011, $37 million in 2010, and $56 million in 2009. The decline in Atlantic Copper’s operating results in 2011, compared with 2010, primarily reflects the impact of the May 2011 scheduled maintenance turnaround, lower gold credits and currency exchange rate impacts. Atlantic Copper's operating results in 2010, compared with 2009, primarily reflected higher sulphuric acid and gold revenues associated with higher prices.

We defer recognizing profits on sales from our Indonesia and South America mining operations to Atlantic Copper and on 25 percent of Indonesia mining sales to PT Smelting until final sales to third parties occur. Our net deferred profits on our Indonesia and South America mining operations concentrate inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income after taxes and noncontrolling interests totaled $42 million at December 31, 2011. Changes in these deferrals attributable to variability in intercompany volumes resulted in a net increase to net income attributable to common stockholders of $139 million ($0.15 per share) in 2011, compared with net reductions of $67 million ($0.07 per share) in 2010 and net additions of $21 million ($0.02 per share) in 2009. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices will result in variability in our net deferred profits and quarterly earnings. Additionally, as PT Freeport Indonesia's operations return to full operating rates, we expect to defer a significant amount of PT Freeport Indonesia's profit on intercompany sales until sales to third parties occur.

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

Cash and Cash Equivalents
At December 31, 2011, we had consolidated cash and cash equivalents of $4.8 billion. The following table reflects the U.S. and international components of consolidated cash and cash equivalents at December 31, 2011 and 2010 (in billions):

	2011	2010
Cash at domestic companies[a]	$2.4	$1.9
Cash at international operations	2.4	1.8
Total consolidated cash and cash equivalents	4.8	3.7
Less: Noncontrolling interests’ share	(0.8)	(0.4)
Cash, net of noncontrolling interests’ share	4.0	3.3
Less: Withholding taxes and other	(0.1)	(0.2)
Net cash available	$3.9	$3.1

a.	Includes cash at our parent company and North America operations.

Cash held at our international operations is generally used to support our foreign operations' capital expenditures, operating expenses, working capital or other cash needs. At December 31, 2011, management believed that sufficient liquidity was available in the U.S. With the exception of TFM, we have not elected to permanently reinvest earnings from our foreign subsidiaries, and we have recorded deferred tax liabilities for foreign earnings that are available to be repatriated to the U.S. From time to time, our foreign subsidiaries distribute earnings to the U.S. through dividends which are subject to applicable withholding taxes and noncontrolling interests' share.

Operating Activities
Our operating cash flows vary with prices realized from copper, gold and molybdenum sales, our sales volumes, production costs, income taxes and other working capital changes and other factors. During 2011, we generated operating cash flows totaling $6.6 billion, net of $461 million for working capital uses. Operating cash flows in 2010 totaled $6.3 billion, net of $834 million for working capital uses. Operating cash flows in 2009 totaled $4.4 billion, net of $770 million for working capital uses, which included approximately $600 million related to settlement of final pricing with customers on 2008 provisionally priced copper sales. Higher operating cash flows for 2011 and 2010, compared with prior years, primarily reflected higher copper and gold price realizations.

Based on current mine plans and subject to future copper, gold and molybdenum prices, we expect estimated operating cash flows for the year 2012 plus available cash to be greater than our budgeted capital expenditures, expected debt payments, dividends, noncontrolling interest distributions and other cash requirements. Refer to “Outlook” for further discussion of projected 2012 operating cash flows.

Investing Activities
Capital Expenditures. Capital expenditures, including capitalized interest, totaled $2.5 billion in 2011 (including $1.4 billion for major projects), $1.4 billion in 2010 (including $0.7 billion for major projects) and $1.6 billion in 2009 (including $1.0 billion for major projects and the Twin Buttes property acquisition). The increase in capital expenditures in 2011, compared with 2010, primarily reflected higher capital spending for construction on the Climax molybdenum mine, the underground development projects at Grasberg and the expansion at Tenke. The decrease in capital expenditures in 2010, compared with 2009, primarily reflected lower capital spending for the initial Tenke development project for which construction activities were substantially complete by mid-2009, partly offset by higher spending associated with underground development projects at Grasberg and the sulfide ore project at El Abra.

Capital expenditures for the year 2012 are expected to approximate $4.0 billion (including $2.4 billion for major projects), primarily associated with underground development activities at Grasberg, the expansion at Tenke Fungurume and the concentrator expansion at Cerro Verde. We are also considering additional investments at several of our sites. Capital spending plans will continue to be reviewed and adjusted in response to changes in market conditions and other factors. Refer to “Operations” for further discussion.

Investment in McMoRan Exploration Co. (MMR). In December 2010, we completed the purchase of 500,000 shares of MMR’s 5¾% Convertible Perpetual Preferred Stock (the Preferred Stock) for an aggregate purchase price of $500 million. Dividends received in 2011 were recorded as a return of investment because of MMR's reported losses. Refer to Note 6 for further discussion.

Financing Activities
Debt and Equity Transactions. Total debt approximated $3.5 billion at December 31, 2011, $4.8 billion at December 31, 2010, and $6.3 billion at December 31, 2009.

During 2011, we redeemed the remaining $1.1 billion of our outstanding 8.25% Senior Notes. In addition, we made open-market purchases of $35 million of our 9.5% Senior Notes and repaid the remaining $84 million of our 8.75% Senior Notes. During 2010, we redeemed all of our $1 billion Senior Floating Rate Notes, and also made open-market purchases of $565 million of our senior notes. During 2009, we redeemed $340 million of our 6.875% Senior Notes, and also made open-market purchases of $387 million of our senior notes. Refer to Note 9 for further discussion of these debt repayment transactions.

Since January 1, 2009, we have repaid approximately $3.8 billion of our outstanding debt resulting in estimated annual interest savings of $260 million based on current interest rates.

In February 2012, we sold $3.0 billion in senior notes in three tranches and announced our intent to redeem the remaining $3.0 billion of our 8.375% Senior Notes (refer to Note 20 for further discussion). We estimate annual interest savings associated with the refinancing to approximate $160 million.

On March 30, 2011, we entered into a new senior unsecured revolving credit facility, which replaced the revolving credit facilities that were scheduled to expire on March 19, 2012. This revolving credit facility is available until March 30, 2016, in an aggregate principal amount of $1.5 billion, with $500 million available to PT Freeport Indonesia. At December 31, 2011, we had no borrowings and $44 million of letters of credit issued under the facilities, resulting in availability of approximately $1.5 billion ($956 million of which could be used for additional letters of credit). The revolving credit facility contains covenants that are typical for investment-grade companies, including limitations on liens and subsidiary debt. The credit facility also includes financial ratios governing maximum total leverage and minimum interest coverage.

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

Dividends. Common stock dividends paid totaled $1.4 billion in 2011 and $885 million in 2010. There were no common stock dividends paid in 2009.

After suspending dividends in late 2008, the Board reinstated a cash dividend on our common stock in October 2009 at an annual rate of $0.30 per share ($0.075 per share quarterly). The Board authorized increases in the annual cash dividend to an annual rate of $0.60 per share ($0.15 per share quarterly) in April 2010 and $1.00 per share ($0.25 per share quarterly) in October 2010. The Board also authorized supplemental common stock dividends of $0.50 per share paid in December 2010 and June 2011.

In February 2012, the Board authorized an increase in the cash dividend on our common stock to an annual rate of $1.25 per share ($0.3125 per share quarterly). Dividends are paid quarterly as declared by the Board with the initial quarterly dividend of $0.3125 per share expected to be paid in May 2012. The declaration of dividends is at the discretion of the Board and will depend upon our financial results, cash requirements, future prospects and other factors deemed relevant by the Board. The Board will continue to review our financial policy on an ongoing basis. Based on outstanding common shares of 948 million at December 31, 2011, and the current dividend rate, our estimated regular common stock dividend for 2012 approximates $1.1 billion.

During 2010, our 6¾% Mandatory Convertible Preferred Stock converted into 78.9 million shares of our common stock, and in 2009, we redeemed our 5½% Convertible Perpetual Preferred Stock in exchange for 35.8 million shares of our common stock (refer to Note 11 for further discussion). As a result of these transactions, we no longer have requirements to pay preferred stock dividends. Preferred stock dividends paid totaled $95 million in 2010 representing dividends on our 6¾% Mandatory Convertible Preferred Stock and $229 million in 2009 representing dividends on our 5½% Convertible Perpetual Preferred Stock and 6¾% Mandatory Convertible Preferred Stock.

Cash dividends and distributions paid to noncontrolling interests totaled $391 million in 2011, $816 million in 2010 and $535 million in 2009, reflecting dividends and distributions paid to the noncontrolling interest owners of PT Freeport Indonesia and our South America mines.

CONTRACTUAL OBLIGATIONS

We have contractual and other long-term obligations, including debt maturities, which we expect to fund with available cash, projected operating cash flows, availability under our revolving credit facilities or future financing transactions, if necessary. A summary of these various obligations at December 31, 2011, follows (in millions):

	Total	2012	2013 to 2014	2015 to 2016	Thereafter
Reclamation and environmental obligations[a]	$4,975	$236	$360	$272	$4,107
Debt maturities	3,537	4	—	—	3,533
Scheduled interest payment obligations[b]	1,974	285	571	572	546
Take-or-pay contracts[c]	2,085	1,338	397	113	237
Operating lease obligations	200	24	33	27	116
Atlantic Copper obligation to insurance company[d]	49	9	18	19	3
PT Freeport Indonesia mine closure and reclamation fund[e]	17	2	1	1	13
Total[f]	$12,837	$1,898	$1,380	$1,004	$8,555

a.
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

b.
Scheduled interest payment obligations were calculated using stated coupon rates for fixed-rate debt and interest rates applicable at December 31, 2011, for variable-rate debt. As discussed in Note 20, in February 2012, we sold $3.0 billion in Senior Notes and announced our intent to redeem the remaining $3.0 billion of our 8.375% Senior Notes. We estimate annual interest savings associated with the refinancing to approximate $160 million.

c.
Represents contractual obligations for purchases of goods or services that are defined by us as agreements that are enforceable and legally binding and that specify all significant terms. Take-or-pay contracts primarily comprise the procurement of copper concentrates and cathodes ($1.1 billion), electricity ($338 million), transportation services ($293 million) and oxygen ($128 million). Some of our take-or-pay contracts are settled based on the prevailing market rate for the service or commodity purchased, and in some cases, the amount of the actual obligation may change over time because of market conditions. Obligations for copper concentrates and cathodes provide for deliveries of specified volumes, at market-based prices, primarily to Atlantic Copper and the North America copper mines. Electricity obligations are primarily for contractual minimum demand at the South America and Tenke mines. Transportation obligations are primarily for South America contracted ocean freight and for North America rail freight. Oxygen obligations provide for deliveries of specified volumes, at fixed prices, primarily to Atlantic Copper.

d.
In August 2002, Atlantic Copper complied with Spanish legislation by agreeing to fund 7.2 million euros annually for 15 years to an approved insurance company for an estimated 72 million euro contractual obligation to supplement amounts paid to certain retired employees. Atlantic Copper had $39 million recorded for this obligation at December 31, 2011.

e.
Represents PT Freeport Indonesia’s commitments to contribute amounts to a cash fund designed to accumulate at least $100 million, including interest, by the end of our Indonesia mining activities to be used for mine closure and reclamation.

f.
This table excludes certain other obligations in our consolidated balance sheets, including estimated funding for pension obligations as the funding may vary from year-to-year based on changes in the fair value of plan assets and actuarial assumptions, and accrued liabilities totaling $128 million that relate to unrecognized tax benefits where the timing of settlement is not determinable. This table also excludes purchase orders for the purchase of inventory and other goods and services, as purchase orders typically represent authorizations to purchase rather than binding agreements.

In addition to our debt maturities and other contractual obligations, we have other commitments, which we expect to fund with available cash, projected operating cash flows, available credit facilities or future financing transactions, if necessary. These include (i) PT Freeport Indonesia’s commitment to provide one percent of its annual revenue for the development of the local people in its area of operations through the Freeport Partnership Fund for Community Development, (ii) TFM's commitment to provide 0.3 percent of its annual revenue for the development of the local people in its area of operations and (iii) other commercial commitments, including standby letters of credit, surety bonds and guarantees. Refer to Notes 13 and 14 for further discussion.

CONTINGENCIES

Environmental
The cost of complying with environmental laws is a fundamental and substantial cost of our business. At December 31, 2011, we had $1.5 billion recorded in our consolidated balance sheets for environmental obligations attributed to CERCLA or analogous state programs and for estimated future costs associated with environmental matters at closed facilities and closed portions of certain operating facilities. Refer to Note 13 for further information about environmental regulation, including significant environmental matters.

During 2011, we incurred environmental capital expenditures and other environmental costs (including our joint venture partners’ shares) of $387 million for programs to comply with applicable environmental laws and regulations that affect our operations, compared to $372 million in 2010 and $289 million in 2009. The increase in environmental costs in 2011 and 2010, compared with 2009, primarily related to the settlement of environmental legal matters (see Note 13 for further discussion). For 2012, we expect to incur approximately $636 million of aggregate environmental capital expenditures and other environmental costs, which are part of our overall 2012 operating budget. The increase compared with 2011 primarily relates to higher spending for ongoing environmental remediation activities and higher environmental capital expenditures. The timing and amount of estimated payments could change as a result of changes in regulatory requirements, changes in scope and costs of reclamation activities, and as actual spending occurs.

Asset Retirement Obligations
We recognize AROs as liabilities when incurred, with the initial measurement at fair value. These liabilities, which are initially estimated based on discounted cash flow estimates, are accreted to full value over time through charges to income. Reclamation costs for future disturbances are recorded as an ARO in the period of disturbance. Our cost estimates are reflected on a third-party cost basis and comply with our legal obligation to retire tangible, long-lived assets. At December 31, 2011, we had $921 million recorded in our consolidated balance sheets for AROs. Spending on AROs totaled $49 million in 2011, $38 million in 2010 and $28 million in 2009. For 2012, we expect to incur approximately $31 million for aggregate ARO payments. Refer to Note 13 for further discussion of reclamation and closure costs.

Litigation and Other Contingencies
Refer to Note 13 for further discussion of contingencies associated with legal proceedings and other matters.

DISCLOSURES ABOUT MARKET RISKS

Commodity Price Risk
Our consolidated revenues include the sale of copper concentrates, copper cathodes, copper rod, gold, molybdenum and other metals by our North and South America mines, the sale of copper concentrates (which also contain significant quantities of gold and silver) by our Indonesia mining operations, the sale of copper cathodes and cobalt hydroxide by our Africa mining operations, the sale of molybdenum in various forms by our Molybdenum operations, and the sale of copper cathodes, copper anodes and gold in anodes and slimes by Atlantic Copper. Our financial results can vary significantly as a result of fluctuations in the market prices of copper, gold, molybdenum, silver and cobalt. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. Because we cannot control the price of our products, the key measures that management focuses on in operating our business are sales volumes, unit net cash costs and operating cash flow. Refer to “Outlook” for further discussion of projected sales volumes, unit net cash costs and operating cash flows for 2012.

For 2011, 51 percent of our mined copper was sold in concentrate, 26 percent as cathodes and 23 percent as rod (principally from our North America copper mines). Substantially all of our copper concentrate and cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) based primarily on quoted LME monthly average spot copper prices. We receive market prices based on prices in the specified future period, which results in price fluctuations recorded through revenues until the date of settlement. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on our provisionally priced concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until the date of final pricing. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs.

At December 31, 2010, we had provisionally priced copper sales at our copper mining operations, primarily South America and Indonesia, totaling 417 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average of $4.36 per pound. Adjustments to the December 31, 2010, provisionally priced copper sales unfavorably impacted consolidated revenues by $12 million ($5 million to net income attributable to common stockholders or $0.01 per share) in 2011, compared with adjustments to the December 31, 2009, provisionally priced copper sales that unfavorably impacted consolidated revenues by $24 million ($10 million to net income attributable to common stockholders or $0.01 per share) in 2010, and adjustments to the December 31, 2008, provisionally priced copper sales that favorably impacted consolidated revenues by $132 million ($61 million to net income attributable to common stockholders or $0.07 per share) in 2009.

At December 31, 2011, we had provisionally priced copper sales at our copper mining operations, primarily South America and Indonesia, totaling 252 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average price of $3.44 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the December 31, 2011, provisional price recorded would have a net impact on our 2012 consolidated revenues of approximately $18 million ($9 million to net income attributable to common stockholders). The LME spot copper price closed at $3.81 per pound on February 15, 2012.

On limited past occasions, in response to market conditions, we have entered into copper and gold price protection contracts for a portion of our expected future mine production to mitigate the risk of adverse price fluctuations. We do not currently intend to enter into similar hedging programs in the future.

Foreign Currency Exchange Risk
The functional currency for most of our operations is the U.S. dollar. All of our revenues and a significant portion of our costs are denominated in U.S. dollars; however, some costs and certain asset and liability accounts are denominated in local currencies, including the Indonesian rupiah, Australian dollar, Chilean peso, Peruvian nuevo sol, euro and South African rand. Generally, our results are positively affected when the U.S. dollar strengthens in relation to those foreign currencies and adversely affected when the U.S. dollar weakens in relation to those foreign currencies. Following is a summary of estimated annual payments and the impact of changes in foreign currency rates on our annual operating costs:

	Exchange Rate per $1 at December 31,			Estimated Annual Payments		10% Change in Exchange Rate (in millions)[b]
	2011	2010	2009	(in local currency)	(in millions)[a]	Increase	Decrease
Indonesia
Rupiah	9,060	8,990	9,420	3.9 trillion	$430	$(39)	$48
Australian dollar	0.98	0.98	1.12	250 million	$255	$(23)	$28
South America
Chilean peso	519	468	506	260 billion	$501	$(46)	$56
Peruvian nuevo sol	2.70	2.81	2.89	360 million	$134	$(12)	$15
Atlantic Copper
Euro	0.77	0.75	0.69	130 million	$168	$(15)	$19
Africa
South African rand	8.12	6.65	7.42	840 million	$103	$(9)	$11

a.	Based on December 31, 2011, exchange rates.

b.	Reflects the estimated impact on annual operating costs assuming a 10 percent increase or decrease in the exchange rate reported at December 31, 2011.

Interest Rate Risk
At December 31, 2011, we had total debt of $3.5 billion, of which approximately 5 percent was variable-rate debt with interest rates based on LIBOR or the Euro Interbank Offered Rate (EURIBOR). The table below presents average interest rates for our scheduled maturities of principal for our outstanding debt and the related fair values at December 31, 2011 (in millions, except percentages):

	2012		2013		2014		2015	2016	Thereafter	Fair Value
Fixed-rate debt	$—	[a]	$—	[a]	$—	[a]	$—	$—	$3,372	$3,632
Average interest rate	7.2%		6.7%		6.7%		N/A	N/A	8.3%	8.3%

Variable-rate debt	$4		$—		$—		$—	$—	$161	$165
Average interest rate	—%	[b]	N/A		N/A		N/A	N/A	4.3%	4.2%

a.	Less than $1 million.

b.	Less than 0.01%.

NEW ACCOUNTING STANDARDS

We do not expect the provisions of recently issued accounting standards to have a significant impact on our future financial statements and disclosures.

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

North America Copper Mines Product Revenues and Production Costs

Year Ended December 31, 2011
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$4,968	$4,968	$546	$111	$5,625
Site production and delivery, before net noncash
and other costs shown below	2,213	1,987	238	46	2,271
By-product credits[a]	(599)	—	—	—	—
Treatment charges	138	132	—	6	138
Net cash costs	1,752	2,119	238	52	2,409
Depreciation, depletion and amortization	264	247	13	4	264
Noncash and other costs, net	84	81	2	1	84
Total costs	2,100	2,447	253	57	2,757
Revenue adjustments	(1)	(1)	—	—	(1)
Idle facility and other non-inventoriable costs	(82)	(80)	(2)	—	(82)
Gross profit	$2,785	$2,440	$291	$54	$2,785

Reconciliation to Amounts Reported
			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$5,625	$2,271	$264
Treatment charges	N/A	138	N/A
Net noncash and other costs	N/A	84	N/A
Revenue adjustments	(1)	N/A	N/A
Idle facility and other non-inventoriable costs	N/A	82	N/A
Eliminations and other	9	54	15
North America copper mines	5,633	2,629	279
South America mining	5,258	1,905	258
Indonesia mining	5,046	1,902	215
Africa mining	1,289	591	140
Molybdenum	1,424	1,036	60
Rod & Refining	5,549	5,527	8
Atlantic Copper Smelting & Refining	2,984	2,991	40
Corporate, other & eliminations	(6,303)	(6,683)	22
As reported in FCX’s consolidated financial statements	$20,880	$9,898	$1,022

a.	Molybdenum credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

North America Copper Mines Product Revenues and Production Costs (continued)

Year Ended December 31, 2010
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$3,702	$3,702	$383	$58	$4,143
Site production and delivery, before net noncash
and other costs shown below	1,621	1,456	195	29	1,680
By-product credits[a]	(382)	—	—	—	—
Treatment charges	105	102	—	3	105
Net cash costs	1,344	1,558	195	32	1,785
Depreciation, depletion and amortization	256	241	13	2	256
Noncash and other costs, net	131	131	—	—	131
Total costs	1,731	1,930	208	34	2,172
Revenue adjustments	(2)	(2)	—	—	(2)
Idle facility and other non-inventoriable costs	(87)	(86)	(1)	—	(87)
Gross profit	$1,882	$1,684	$174	$24	$1,882

Reconciliation to Amounts Reported
			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$4,143	$1,680	$256
Treatment charges	N/A	105	N/A
Net noncash and other costs	N/A	131	N/A
Revenue adjustments	(2)	N/A	N/A
Idle facility and other non-inventoriable costs	N/A	87	N/A
Eliminations and other	32	49	17
North America copper mines	4,173	2,052	273
South America mining	4,991	1,678	250
Indonesia mining	6,377	1,904	257
Africa mining	1,106	488	128
Molybdenum	1,205	784	51
Rod & Refining	4,470	4,442	8
Atlantic Copper Smelting & Refining	2,491	2,470	38
Corporate, other & eliminations	(5,831)	(5,483)	31
As reported in FCX’s consolidated financial statements	$18,982	$8,335	$1,036

a.	Molybdenum credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

North America Copper Mines Product Revenues and Production Costs (continued)

Year Ended December 31, 2009
(In millions)	By-Product	Co-Product Method
	Method	Copper		Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$2,823	$2,823		$274	$45	$3,142
Site production and delivery, before net noncash
and other costs shown below	1,483	1,364		142	22	1,528
By-product credits[a]	(274)	—		—	—	—
Treatment charges	102	100		—	2	102
Net cash costs	1,311	1,464		142	24	1,630
Depreciation, depletion and amortization	264	251		10	3	264
Noncash and other costs, net	129	127		2	—	129
Total costs	1,704	1,842		154	27	2,023
Revenue adjustments	92	92		—	—	92
Idle facility and other non-inventoriable costs	(100)	(100)		—	—	(100)
Gross profit	$1,111	$973		$120	$18	$1,111

Reconciliation to Amounts Reported
				Depreciation,
		Production		Depletion and
	Revenues	and Delivery		Amortization
Totals presented above	$3,142	$1,528		$264
Treatment charges	N/A	102		N/A
Net noncash and other costs	N/A	129		N/A
Revenue adjustments	92	N/A		N/A
Idle facility and other non-inventoriable costs	N/A	100		N/A
Eliminations and other	30	52		16
North America copper mines	3,264	1,911		280
South America mining	3,839	1,563		275
Indonesia mining	5,908	1,505		275
Africa mining	389	315		66
Molybdenum	847	660	[c]	49
Rod & Refining	3,356	3,336		8
Atlantic Copper Smelting & Refining	1,892	1,895		36
Corporate, other & eliminations	(4,455)	(4,179)		25
As reported in FCX’s consolidated financial statements	$15,040	$7,006	[c]	$1,014

a.	Molybdenum credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

c.	Includes lower of cost or market (LCM) molybdenum inventory adjustments of $19 million.

South America Mining Product Revenues and Production Costs

Year Ended December 31, 2011
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other		Total
Revenues, excluding adjustments	$4,989		$4,989	$477	[a]	$5,466
Site production and delivery, before net noncash
and other costs shown below	1,826	[b]	1,679	172		1,851
By-product credits	(452)		—	—		—
Treatment charges	219		219	—		219
Net cash costs	1,593		1,898	172		2,070
Depreciation, depletion and amortization	258		242	16		258
Noncash and other costs, net	23		21	2		23
Total costs	1,874		2,161	190		2,351
Revenue adjustments, primarily for pricing on prior
period open sales	15		(4)	19		15
Other non-inventoriable costs	(59)		(54)	(5)		(59)
Gross profit	$3,071		$2,770	$301		$3,071

Reconciliation to Amounts Reported
				Depreciation,
			Production	Depletion and
	Revenues		and Delivery	Amortization
Totals presented above	$5,466		$1,851	$258
Treatment charges	(219)		N/A	N/A
Net noncash and other costs	N/A		23	N/A
Revenue adjustments, primarily for pricing on prior
period open sales	15		N/A	N/A
Other non-inventoriable costs	N/A		59	N/A
Eliminations and other	(4)		(28)	—
South America mining	5,258		1,905	258
North America copper mines	5,633		2,629	279
Indonesia mining	5,046		1,902	215
Africa mining	1,289		591	140
Molybdenum	1,424		1,036	60
Rod & Refining	5,549		5,527	8
Atlantic Copper Smelting & Refining	2,984		2,991	40
Corporate, other & eliminations	(6,303)		(6,683)	22
As reported in FCX’s consolidated financial statements	$20,880		$9,898	$1,022
a. Includes gold sales of 101 thousand ounces ($1,580 per ounce average realized price) and silver sales of 3.2 million ounces ($36.81 per ounce average realized price); also includes molybdenum sales of 10 million pounds ($13.78 per pound average realized price), which reflects molybdenum produced by Cerro Verde at market-based pricing.
b. Includes $50 million for bonuses paid at Cerro Verde and El Abra pursuant to the new labor agreements.

South America Mining Product Revenues and Production Costs (continued)

Year Ended December 31, 2010
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other		Total
Revenues, excluding adjustments	$4,911	$4,911	$299	[a]	$5,210
Site production and delivery, before net noncash
and other costs shown below	1,613	1,521	110		1,631
By-product credits	(281)	—	—		—
Treatment charges	207	207	—		207
Net cash costs	1,539	1,728	110		1,838
Depreciation, depletion and amortization	249	237	12		249
Noncash and other costs, net	19	18	1		19
Total costs	1,807	1,983	123		2,106
Revenue adjustments, primarily for pricing on prior
period open sales	(14)	(14)	—		(14)
Other non-inventoriable costs	(44)	(40)	(4)		(44)
Gross profit	$3,046	$2,874	$172		$3,046

Reconciliation to Amounts Reported
			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$5,210	$1,631	$249
Treatment charges	(207)	N/A	N/A
Net noncash and other costs	N/A	19	N/A
Revenue adjustments, primarily for pricing on prior
period open sales	(14)	N/A	N/A
Other non-inventoriable costs	N/A	44	N/A
Eliminations and other	2	(16)	1
South America mining	4,991	1,678	250
North America copper mines	4,173	2,052	273
Indonesia mining	6,377	1,904	257
Africa mining	1,106	488	128
Molybdenum	1,205	784	51
Rod & Refining	4,470	4,442	8
Atlantic Copper Smelting & Refining	2,491	2,470	38
Corporate, other & eliminations	(5,831)	(5,483)	31
As reported in FCX’s consolidated financial statements	$18,982	$8,335	$1,036
a. Includes gold sales of 93 thousand ounces ($1,263 per ounce average realized price) and silver sales of 2.7 million ounces ($20.53 per ounce average realized price); also includes molybdenum sales of 7 million pounds ($14.12 per pound average realized price), which reflects molybdenum produced by Cerro Verde at market-based pricing.

South America Mining Product Revenues and Production Costs (continued)

Year Ended December 31, 2009
(In millions)	By-Product	Co-Product Method
	Method	Copper		Other		Total
Revenues, excluding adjustments	$3,768	$3,768		$167	[a]	$3,935
Site production and delivery, before net noncash
and other costs shown below	1,512	1,429		91		1,520
By-product credits	(159)	—		—		—
Treatment charges	206	206		—		206
Net cash costs	1,559	1,635		91		1,726
Depreciation, depletion and amortization	275	267		8		275
Noncash and other costs, net	28	28		—		28
Total costs	1,862	1,930		99		2,029
Revenue adjustments, primarily for pricing on prior
period open sales	109	109		—		109
Other non-inventoriable costs	(31)	(26)		(5)		(31)
Gross profit	$1,984	$1,921		$63		$1,984

Reconciliation to Amounts Reported
				Depreciation,
		Production		Depletion and
	Revenues	and Delivery		Amortization
Totals presented above	$3,935	$1,520		$275
Treatment charges	(206)	N/A		N/A
Net noncash and other costs	N/A	28		N/A
Revenue adjustments, primarily for pricing on prior
period open sales	109	N/A		N/A
Other non-inventoriable costs	N/A	31		N/A
Eliminations and other	1	(16)		—
South America mining	3,839	1,563		275
North America copper mines	3,264	1,911		280
Indonesia mining	5,908	1,505		275
Africa mining	389	315		66
Molybdenum	847	660	[b]	49
Rod & Refining	3,356	3,336		8
Atlantic Copper Smelting & Refining	1,892	1,895		36
Corporate, other & eliminations	(4,455)	(4,179)		25
As reported in FCX’s consolidated financial statements	$15,040	$7,006	[b]	$1,014

a.
Includes gold sales of 90 thousand ounces ($982 per ounce average realized price) and silver sales of 3.0 million ounces ($14.88 per ounce average realized price); also includes molybdenum sales of 2 million pounds ($7.74 per pound average realized price), which reflects molybdenum produced by Cerro Verde at market-based pricing.

b.	Includes LCM molybdenum inventory adjustments of $19 million.

Indonesia Mining Product Revenues and Production Costs

Year Ended December 31, 2011
(In millions)	By-Product		Co-Product Method
	Method		Copper	Gold	Silver		Total
Revenues, excluding adjustments	$3,261		$3,261	$2,011	$97	[a]	$5,369
Site production and delivery, before net noncash
and other costs shown below	1,869	[b]	1,135	700	34		1,869
Gold and silver credits	(2,090)		—	—	—		—
Treatment charges	156		95	58	3		156
Royalty on metals	137		83	52	2		137
Net cash costs	72		1,313	810	39		2,162
Depreciation and amortization	215		131	80	4		215
Noncash and other costs, net	33		20	12	1		33
Total costs	320		1,464	902	44		2,410
Revenue adjustments, primarily for pricing on prior
period open sales	(12)		(12)	(18)	—		(30)
Gross profit	$2,929		$1,785	$1,091	$53		$2,929

Reconciliation to Amounts Reported
				Depreciation,
			Production	Depletion and
	Revenues		and Delivery	Amortization
Totals presented above	$5,369		$1,869	$215
Treatment charges	(156)		N/A	N/A
Royalty on metals	(137)		N/A	N/A
Net noncash and other costs	N/A		33	N/A
Revenue adjustments, primarily for pricing on prior
period open sales	(30)		N/A	N/A
Indonesia mining	5,046		1,902	215
North America copper mines	5,633		2,629	279
South America mining	5,258		1,905	258
Africa mining	1,289		591	140
Molybdenum	1,424		1,036	60
Rod & Refining	5,549		5,527	8
Atlantic Copper Smelting & Refining	2,984		2,991	40
Corporate, other & eliminations	(6,303)		(6,683)	22
As reported in FCX’s consolidated financial statements	$20,880		$9,898	$1,022
a. Includes silver sales of 2.7 million ounces ($36.18 per ounce average realized price).
b. Includes $66 million associated with bonuses and other strike-related costs.

Indonesia Mining Product Revenues and Production Costs (continued)

Year Ended December 31, 2010
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver		Total
Revenues, excluding adjustments	$4,475	$4,475	$2,243	$90	[a]	$6,808
Site production and delivery, before net noncash
and other costs shown below	1,856	1,220	612	24		1,856
Gold and silver credits	(2,334)	—	—	—		—
Treatment charges	270	178	89	3		270
Royalty on metals	156	102	51	3		156
Net cash (credits) costs	(52)	1,500	752	30		2,282
Depreciation and amortization	257	169	85	3		257
Noncash and other costs, net	48	31	16	1		48
Total costs	253	1,700	853	34		2,587
Revenue adjustments, primarily for pricing on prior
period open sales	(6)	(6)	1	—		(5)
Gross profit	$4,216	$2,769	$1,391	$56		$4,216

Reconciliation to Amounts Reported
			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$6,808	$1,856	$257
Treatment charges	(270)	N/A	N/A
Royalty on metals	(156)	N/A	N/A
Net noncash and other costs	N/A	48	N/A
Revenue adjustments, primarily for pricing on prior
period open sales	(5)	N/A	N/A
Indonesia mining	6,377	1,904	257
North America copper mines	4,173	2,052	273
South America mining	4,991	1,678	250
Africa mining	1,106	488	128
Molybdenum	1,205	784	51
Rod & Refining	4,470	4,442	8
Atlantic Copper Smelting & Refining	2,491	2,470	38
Corporate, other & eliminations	(5,831)	(5,483)	31
As reported in FCX’s consolidated financial statements	$18,982	$8,335	$1,036
a. Includes silver sales of 4.1 million ounces ($21.99 per ounce average realized price).

Indonesia Mining Product Revenues and Production Costs (continued)

Year Ended December 31, 2009
(In millions)	By-Product	Co-Product Method
	Method	Copper		Gold	Silver		Total
Revenues, excluding adjustments	$3,708	$3,708		$2,527	$73	[a]	$6,308
Site production and delivery, before net noncash
and other costs shown below	1,468	862		589	17		1,468
Gold and silver credits	(2,606)	—		—	—		—
Treatment charges	312	183		125	4		312
Royalty on metals	147	86		59	2		147
Net cash (credits) costs	(679)	1,131		773	23		1,927
Depreciation and amortization	275	162		110	3		275
Noncash and other costs, net	37	22		15	—		37
Total (credits) costs	(367)	1,315		898	26		2,239
Revenue adjustments, primarily for pricing on prior
period open sales	53	53		5	1		59
Gross profit	$4,128	$2,446		$1,634	$48		$4,128

Reconciliation to Amounts Reported
				Depreciation,
		Production		Depletion and
	Revenues	and Delivery		Amortization
Totals presented above	$6,308	$1,468		$275
Treatment charges	(312)	N/A		N/A
Royalty on metals	(147)	N/A		N/A
Net noncash and other costs	N/A	37		N/A
Revenue adjustments, primarily for pricing on prior
period open sales	59	N/A		N/A
Indonesia mining	5,908	1,505		275
North America copper mines	3,264	1,911		280
South America mining	3,839	1,563		275
Africa mining	389	315		66
Molybdenum	847	660	[b]	49
Rod & Refining	3,356	3,336		8
Atlantic Copper Smelting & Refining	1,892	1,895		36
Corporate, other & eliminations	(4,455)	(4,179)		25
As reported in FCX’s consolidated financial statements	$15,040	$7,006	[b]	$1,014

a.	Includes silver sales of 4.9 million ounces ($14.94 per ounce average realized price).

b.	Includes LCM molybdenum inventory adjustments of $19 million.

Africa Mining Product Revenues and Production Costs

Year Ended December 31, 2011
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt	Total
Revenues, excluding adjustments[a]	$1,059	$1,059	$253	$1,312
Site production and delivery, before net noncash
and other costs shown below	444	393	141	534
Cobalt credits[b]	(165)	—	—	—
Royalty on metals	24	20	4	24
Net cash costs	303	413	145	558
Depreciation, depletion and amortization	140	120	20	140
Noncash and other costs, net	45	39	6	45
Total costs	488	572	171	743
Revenue adjustments, primarily for pricing on prior
period open sales	(1)	(1)	2	1
Other non-inventoriable costs	(12)	(10)	(2)	(12)
Gross profit	$558	$476	$82	$558

Reconciliation to Amounts Reported
			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$1,312	$534	$140
Royalty on metals	(24)	N/A	N/A
Net noncash and other costs	N/A	45	N/A
Revenue adjustments, primarily for pricing on prior
period open sales	1	N/A	N/A
Other non-inventoriable costs	N/A	12	N/A
Africa mining	1,289	591	140
North America copper mines	5,633	2,629	279
South America mining	5,258	1,905	258
Indonesia mining	5,046	1,902	215
Molybdenum	1,424	1,036	60
Rod & Refining	5,549	5,527	8
Atlantic Copper Smelting & Refining	2,984	2,991	40
Corporate, other & eliminations	(6,303)	(6,683)	22
As reported in FCX’s consolidated financial statements	$20,880	$9,898	$1,022

a.	Includes adjustments for point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

Africa Mining Product Revenues and Production Costs (continued)

Year Ended December 31, 2010
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt	Total
Revenues, excluding adjustments[a]	$904	$904	$218	$1,122
Site production and delivery, before net noncash
and other costs shown below	366	323	115	438
Cobalt credits[b]	(150)	—	—	—
Royalty on metals	20	16	4	20
Net cash costs	236	339	119	458
Depreciation, depletion and amortization	128	107	21	128
Noncash and other costs, net	30	26	4	30
Total costs	394	472	144	616
Revenue adjustments, primarily for pricing on prior
period open sales	—	—	4	4
Other non-inventoriable costs	(20)	(17)	(3)	(20)
Gross profit	$490	$415	$75	$490

Reconciliation to Amounts Reported
			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$1,122	$438	$128
Royalty on metals	(20)	N/A	N/A
Net noncash and other costs	N/A	30	N/A
Revenue adjustments, primarily for pricing on prior
period open sales	4	N/A	N/A
Other non-inventoriable costs	N/A	20	N/A
Africa mining	1,106	488	128
North America copper mines	4,173	2,052	273
South America mining	4,991	1,678	250
Indonesia mining	6,377	1,904	257
Molybdenum	1,205	784	51
Rod & Refining	4,470	4,442	8
Atlantic Copper Smelting & Refining	2,491	2,470	38
Corporate, other & eliminations	(5,831)	(5,483)	31
As reported in FCX’s consolidated financial statements	$18,982	$8,335	$1,036

a.	Includes adjustments for point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

Henderson Molybdenum Mine Product Revenues and Production Costs

	Years Ended December 31,
(In millions)	2011	2010		2009	[a]
Revenues, excluding adjustments	$628	$637		$347
Site production and delivery, before net noncash
and other costs shown below	209	193		148
Treatment charges and other	33	43		30
Net cash costs	242	236		178
Depreciation, depletion and amortization	37	34		26
Noncash and other costs, net	2	1		1
Total costs	281	271		205
Gross profit[b]	$347	$366		$142

Reconciliation to Amounts Reported		Production		Depreciation,
		and		Depletion and
Year Ended December 31, 2011	Revenues	Delivery		Amortization
Totals presented above	$628	$209		$37
Treatment charges and other	(33)	N/A		N/A
Net noncash and other costs	N/A	2		N/A
Henderson mine	595	211		37
Other molybdenum operations and eliminations[c]	829	825		23
Molybdenum	1,424	1,036		60
North America copper mines	5,633	2,629		279
South America mining	5,258	1,905		258
Indonesia mining	5,046	1,902		215
Africa mining	1,289	591		140
Rod & Refining	5,549	5,527		8
Atlantic Copper Smelting & Refining	2,984	2,991		40
Corporate, other & eliminations	(6,303)	(6,683)		22
As reported in FCX’s consolidated financial statements	$20,880	$9,898		$1,022

Year Ended December 31, 2010
Totals presented above	$637	$193		$34
Treatment charges and other	(43)	N/A		N/A
Net noncash and other costs	N/A	1		N/A
Henderson mine	594	194		34
Other molybdenum operations and eliminations[c]	611	590		17
Molybdenum	1,205	784		51
North America copper mines	4,173	2,052		273
South America mining	4,991	1,678		250
Indonesia mining	6,377	1,904		257
Africa mining	1,106	488		128
Rod & Refining	4,470	4,442		8
Atlantic Copper Smelting & Refining	2,491	2,470		38
Corporate, other & eliminations	(5,831)	(5,483)		31
As reported in FCX’s consolidated financial statements	$18,982	$8,335		$1,036

Year Ended December 31, 2009
Totals presented above	$347	$148		$26
Treatment charges and other	(30)	N/A		N/A
Net noncash and other costs	N/A	1		N/A
Henderson mine	317	149		26
Other molybdenum operations and eliminations[c]	530	511	[d]	23
Molybdenum	847	660		49
North America copper mines	3,264	1,911		280
South America mining	3,839	1,563		275
Indonesia mining	5,908	1,505		275
Africa mining	389	315		66
Rod & Refining	3,356	3,336		8
Atlantic Copper Smelting & Refining	1,892	1,895		36
Corporate, other & eliminations	(4,455)	(4,179)		25
As reported in FCX’s consolidated financial statements	$15,040	$7,006	[d]	$1,014

a.	Revenues and costs were adjusted to include freight and downstream conversion costs in net cash costs; gross profit was not affected by these adjustments.

b.
Gross profit reflects sales of Henderson products based on volumes produced at market-based pricing. On a consolidated basis, the Molybdenum division includes profits on sales as they are made to third parties and realizations based on actual contract terms. As a result, the actual gross profit realized will differ from the amounts reported in this table.

c.	Primarily includes amounts associated with the molybdenum sales company, which includes sales of molybdenum produced at our North and South America copper mines.

d.	Includes LCM molybdenum inventory adjustments of $19 million.

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

We caution readers that forward-looking statements are not guarantees of future performance and our actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements.  Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include commodity prices, mine sequencing, production rates, industry risks, regulatory changes, political risks, the potential effects of violence in Indonesia, the resolution of administrative disputes in the DRC, weather- and climate-related risks, labor relations, environmental risks, litigation results, currency translation risks and other factors described in more detail under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC.

Investors are cautioned that many of the assumptions on which our forward-looking statements are based are likely to change after our forward-looking statements are made, including for example commodity prices, which we cannot control, and production volumes and costs, some aspects of which we may or may not be able to control. Further, we may make changes to our business plans that could or will affect our results. We caution investors that we do not intend to update our forward-looking statements more frequently than quarterly notwithstanding any changes in our assumptions, changes in our business plans, our actual experience, or other changes, and we undertake no obligation to update any forward-looking statements.

Item 8. Financial Statements and Supplementary Data.

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this annual report on Form 10-K. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management’s assessment, management concluded that, as of December 31, 2011, our Company’s internal control over financial reporting is effective based on the COSO criteria.

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
Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan COPPER & GOLD INC.

We have audited Freeport-McMoRan Copper & Gold Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Freeport-McMoRan Copper & Gold Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Freeport-McMoRan Copper & Gold Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Freeport-McMoRan Copper & Gold Inc. as of December 31, 2011 and 2010 and the related consolidated statements of income, equity and cash flows for each of the three years in the period ended December 31, 2011, and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Phoenix, Arizona
February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan COPPER & GOLD INC.

We have audited the accompanying consolidated balance sheets of Freeport-McMoRan Copper & Gold Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Freeport-McMoRan Copper & Gold Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Freeport-McMoRan Copper & Gold Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona
February 27, 2012

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2011	2010	2009
	(In Millions, Except Per Share Amounts)
Revenues	$20,880	$18,982	$15,040
Cost of sales:
Production and delivery	9,898	8,335	7,006
Depreciation, depletion and amortization	1,022	1,036	1,014
Total cost of sales	10,920	9,371	8,020
Selling, general and administrative expenses	415	381	321
Exploration and research expenses	271	143	90
Environmental obligations and shutdown costs	134	19	106
Total costs and expenses	11,740	9,914	8,537
Operating income	9,140	9,068	6,503
Interest expense, net	(312)	(462)	(586)
Losses on early extinguishment of debt	(68)	(81)	(48)
Other income (expense), net	58	(13)	(53)
Income before income taxes and equity in affiliated
companies’ net earnings	8,818	8,512	5,816
Provision for income taxes	(3,087)	(2,983)	(2,307)
Equity in affiliated companies’ net earnings	16	15	25
Net income	5,747	5,544	3,534
Net income attributable to noncontrolling interests	(1,187)	(1,208)	(785)
Preferred dividends	—	(63)	(222)
Net income attributable to FCX common stockholders	$4,560	$4,273	$2,527

Net income per share attributable to FCX common stockholders:
Basic	$4.81	$4.67	$3.05
Diluted	$4.78	$4.57	$2.93

Weighted-average common shares outstanding:
Basic	947	915	829
Diluted	955	949	938

Dividends declared per share of common stock	$1.50	$1.125	$0.075

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(In Millions)
Cash flow from operating activities:
Net income	$5,747	$5,544	$3,534
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, depletion and amortization	1,022	1,036	1,014
Stock-based compensation	117	121	102
Charges for reclamation and environmental obligations,
including accretion	208	167	191
Payments of reclamation and environmental obligations	(170)	(196)	(104)
Losses on early extinguishment of debt	68	81	48
Deferred income taxes	523	286	135
Increase in long-term mill and leach stockpiles	(262)	(103)	(96)
Changes in other assets and liabilities	(76)	79	201
Other, net	(96)	92	142
(Increases) decreases in working capital:
Accounts receivable	1,246	(680)	(962)
Inventories	(431)	(593)	(159)
Other current assets	(57)	(24)	87
Accounts payable and accrued liabilities	(387)	331	(438)
Accrued income and other taxes	(832)	132	702
Net cash provided by operating activities	6,620	6,273	4,397

Cash flow from investing activities:
Capital expenditures:
North America copper mines	(495)	(233)	(345)
South America	(603)	(470)	(164)
Indonesia	(648)	(436)	(266)
Africa	(193)	(100)	(659)
Molybdenum	(461)	(89)	(82)
Other	(134)	(84)	(71)
Investment in McMoRan Exploration Co.	25	(500)	—
Other, net	(26)	43	(14)
Net cash used in investing activities	(2,535)	(1,869)	(1,601)

Cash flow from financing activities:
Repayments of debt	(1,313)	(1,724)	(1,380)
Proceeds from debt	48	70	330
Cash dividends and distributions paid:
Common stock	(1,423)	(885)	—
Preferred stock	—	(95)	(229)
Noncontrolling interests	(391)	(816)	(535)
Net proceeds from sale of common stock	—	—	740
Contributions from noncontrolling interests	62	28	57
Net proceeds from stock-based awards	3	81	6
Excess tax benefit from stock-based awards	23	19	3
Other, net	(10)	—	(4)
Net cash used in financing activities	(3,001)	(3,322)	(1,012)
Net increase in cash and cash equivalents	1,084	1,082	1,784
Cash and cash equivalents at beginning of year	3,738	2,656	872
Cash and cash equivalents at end of year	$4,822	$3,738	$2,656

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In Millions, Except Par Values)
ASSETS
Current assets:
Cash and cash equivalents	$4,822	$3,738
Trade accounts receivables	892	2,132
Other accounts receivable	250	293
Inventories:
Materials and supplies, net	1,354	1,169
Product	1,226	1,316
Mill and leach stockpiles	1,289	949
Other current assets	214	254
Total current assets	10,047	9,851
Property, plant, equipment and development costs, net	18,449	16,785
Long-term mill and leach stockpiles	1,686	1,425
Long-term receivables	675	200
Intangible assets, net	325	328
Other assets	888	797
Total assets	$32,070	$29,386

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,252	$2,441
Dividends payable	240	240
Current portion of reclamation and environmental obligations	236	207
Accrued income taxes	163	648
Rio Tinto's share of joint venture cash flows	45	132
Current portion of debt	4	95
Total current liabilities	2,940	3,763
Long-term debt, less current portion	3,533	4,660
Deferred income taxes	3,255	2,873
Reclamation and environmental obligations, less current portion	2,138	2,071
Other liabilities	1,651	1,459
Total liabilities	13,517	14,826

Equity:
FCX stockholders’ equity:
Common stock, par value $0.10, 1,071 shares and 1,067 shares
issued, respectively	107	107
Capital in excess of par value	19,007	18,751
Retained earnings (accumulated deficit)	546	(2,590)
Accumulated other comprehensive loss	(465)	(323)
Common stock held in treasury – 123 shares and 122 shares, respectively,
at cost	(3,553)	(3,441)
Total FCX stockholders’ equity	15,642	12,504
Noncontrolling interests	2,911	2,056
Total equity	18,553	14,560
Total liabilities and equity	$32,070	$29,386

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF EQUITY

	FCX Stockholders’ Equity
	Convertible Perpetual Preferred Stock		Mandatory Convertible Preferred Stock		Common Stock			Retained Earnings(Accumu-lated Deficit)	Accumu- lated Other Compre-hensive Income(Loss)	Common Stock Held in Treasury		Total FCX Stock- holders’ Equity
	Number of Shares	At Par Value	Number of Shares	At Par Value	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity
	(In Millions)
Balance at January 1, 2009	1	$832	29	$2,875	889	$89	$13,951	$(8,267)	$(305)	121	$(3,402)	$5,773	$1,328	$7,101
Conversions and redemptions of 5½%
Convertible Perpetual Preferred Stock	(1)	(832)	—	—	36	4	827	—	—	—	—	(1)	—	(1)
Sale of common stock	—	—	—	—	53	5	735	—	—	—	—	740	—	740
Exercised and issued stock-based awards	—	—	—	—	3	—	18	—	—	—	—	18	—	18
Stock-based compensation	—	—	—	—	—	—	100	—	—	—	—	100	—	100
Tax benefit for stock-based awards	—	—	—	—	—	—	6	—	—	—	—	6	—	6
Tender of shares for stock-based awards	—	—	—	—	—	—	—	—	—	1	(11)	(11)	—	(11)
Dividends on common stock	—	—	—	—	—	—	—	(65)	—	—	—	(65)	—	(65)
Dividends on preferred stock	—	—	—	—	—	—	—	(222)	—	—	—	(222)	—	(222)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(535)	(535)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	59	59
Comprehensive income:
Net income	—	—	—	—	—	—	—	2,749	—	—	—	2,749	785	3,534
Other comprehensive income,
net of taxes:
Unrealized gains on securities	—	—	—	—	—	—	—	—	3	—	—	3	—	3
Translation adjustment	—	—	—	—	—	—	—	—	3	—	—	3	—	3
Defined benefit plans:
Net gain during period, net of
taxes of $51 million	—	—	—	—	—	—	—	—	8	—	—	8	1	9
Amortization of unrecognized amounts	—	—	—	—	—	—	—	—	18	—	—	18	—	18
Other comprehensive income	—	—	—	—	—	—	—	—	32	—	—	32	1	33
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	2,781	786	3,567
Balance at December 31, 2009	—	$—	29	$2,875	981	$98	$15,637	$(5,805)	$(273)	122	$(3,413)	$9,119	$1,638	$10,757

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF EQUITY
(continued)

	FCX Stockholders’ Equity
	Convertible Perpetual Preferred Stock		Mandatory Convertible Preferred Stock		Common Stock			Retained Earnings(Accumu-lated Deficit)	Accumu- lated Other Compre-hensive Income(Loss)	Common Stock Held in Treasury		Total FCX Stock- holders’ Equity
	Number of Shares	At Par Value	Number of Shares	At Par Value	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity
	(In Millions)
Balance at December 31, 2009	—	$—	29	$2,875	981	$98	$15,637	$(5,805)	$(273)	122	$(3,413)	$9,119	$1,638	$10,757
Conversions of 6¾% Mandatory
Convertible Preferred Stock	—	—	(29)	(2,875)	79	8	2,867	—	—	—	—	—	—	—
Conversions of 7% Convertible Senior Notes	—	—	—	—	—	—	1	—	—	—	—	1		1
Exercised and issued stock-based awards	—	—	—	—	7	1	109	—	—	—	—	110	—	110
Stock-based compensation	—	—	—	—	—	—	129	—	—	—	—	129	—	129
Tax benefit for stock-based awards	—	—	—	—	—	—	8	—	—	—	—	8	—	8
Tender of shares for stock-based awards	—	—	—	—	—	—	—	—	—	—	(28)	(28)	—	(28)
Dividends on common stock	—	—	—	—	—	—	—	(1,058)	—	—	—	(1,058)	—	(1,058)
Dividends on preferred stock	—	—	—	—	—	—	—	(63)	—	—	—	(63)	—	(63)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(816)	(816)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	28	28
Comprehensive income:
Net income	—	—	—	—	—	—	—	4,336	—	—	—	4,336	1,208	5,544
Other comprehensive income (loss),
net of taxes:
Unrealized gains on securities	—	—	—	—	—	—	—	—	2	—	—	2	—	2
Defined benefit plans:
Net loss during period, net of
taxes of $19 million	—	—	—	—	—	—	—	—	(67)	—	—	(67)	(2)	(69)
Amortization of unrecognized amounts	—	—	—	—	—	—	—	—	15	—	—	15	—	15
Other comprehensive loss	—	—	—	—	—	—	—	—	(50)	—	—	(50)	(2)	(52)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	4,286	1,206	5,492
Balance at December 31, 2010	—	$—	—	$—	1,067	$107	$18,751	$(2,590)	$(323)	122	$(3,441)	$12,504	$2,056	$14,560

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF EQUITY
(continued)

	FCX Stockholders’ Equity
	Convertible Perpetual Preferred Stock		Mandatory Convertible Preferred Stock		Common Stock			Retained Earnings(Accumu-lated Deficit)	Accumu- lated Other Compre-hensive Income(Loss)	Common Stock Held in Treasury		Total FCX Stock- holders’ Equity
	Number of Shares	At Par Value	Number of Shares	At Par Value	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity
	(In Millions)
Balance at December 31, 2010	—	$—	—	$—	1,067	$107	$18,751	$(2,590)	$(323)	122	$(3,441)	$12,504	$2,056	$14,560
Exercised and issued stock-based awards	—	—	—	—	4	—	48	—	—	—	—	48	—	48
Stock-based compensation	—	—	—	—	—	—	117	—	—	—	—	117	—	117
Tax benefit for stock-based awards	—	—	—	—	—	—	24	—	—	—	—	24	—	24
Tender of shares for stock-based awards	—	—	—	—	—	—	67	—	—	1	(112)	(45)	—	(45)
Dividends on common stock	—	—	—	—	—	—	—	(1,424)	—	—	—	(1,424)	—	(1,424)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(391)	(391)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	62	62
Comprehensive income:
Net income	—	—	—	—	—	—	—	4,560	—	—	—	4,560	1,187	5,747
Other comprehensive income (loss),
net of taxes:
Unrealized losses on securities	—	—	—	—	—	—	—	—	(1)	—	—	(1)	—	(1)
Translation adjustment	—	—	—	—	—	—	—	—	(2)	—	—	(2)	—	(2)
Defined benefit plans:
Net loss during period, net of
taxes of $61 million	—	—	—	—	—	—	—	—	(154)	—	—	(154)	(3)	(157)
Amortization of unrecognized amounts	—	—	—	—	—	—	—	—	15	—	—	15	—	15
Other comprehensive loss	—	—	—	—	—	—	—	—	(142)	—	—	(142)	(3)	(145)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	4,418	1,184	5,602
Balance at December 31, 2011	—	$—	—	$—	1,071	$107	$19,007	$546	$(465)	123	$(3,553)	$15,642	$2,911	$18,553
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation.  The consolidated financial statements of Freeport-McMoRan Copper & Gold Inc. (FCX) include the accounts of those subsidiaries where FCX directly or indirectly has more than 50 percent of the voting rights and has the right to control significant management decisions. The most significant entities that FCX consolidates include its 90.64 percent-owned subsidiary PT Freeport Indonesia, and its wholly owned subsidiaries, Freeport-McMoRan Corporation (FMC - formerly Phelps Dodge Corporation) and Atlantic Copper, S.L. (Atlantic Copper). FCX’s unincorporated joint ventures with Rio Tinto plc (Rio Tinto) and Sumitomo Metal Mining Arizona, Inc. (Sumitomo) are reflected using the proportionate consolidation method (refer to Note 2 for further discussion). All significant intercompany transactions have been eliminated. Dollar amounts in tables are stated in millions, except per share amounts.

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

Inventories.  The largest components of inventories include finished goods (primarily concentrates and cathodes) at mining operations, concentrates and work-in-process at Atlantic Copper’s smelting and refining operations, and materials and supplies inventories (refer to Note 3 for further discussion). Inventories of materials and supplies, as well as salable products, are stated at the lower of weighted-average cost or market. Costs of finished goods and work-in-process (i.e., not materials and supplies) inventories include labor and benefits, supplies, energy, depreciation, depletion, amortization, site overhead costs and other necessary costs associated with the extraction and processing of ore, including, depending on the process, mining, haulage, milling, concentrating, smelting, leaching, solution extraction, refining, roasting and chemical processing. Corporate general and administrative costs are not included in inventory costs.

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

Expenditures for replacements and improvements are capitalized. Costs related to periodic scheduled maintenance (i.e., turnarounds) are expensed as incurred. Depreciation for mining and milling life-of-mine assets, infrastructure and other common costs is determined using the unit-of-production method based on total estimated recoverable proven and probable copper reserves (for primary copper mines) and proven and probable molybdenum reserves (for primary molybdenum mines). Development costs and acquisition costs for proven and probable reserves that relate to a specific ore body are depreciated using the unit-of-production method based on estimated recoverable proven and probable reserves for the ore body benefited. Depreciation, depletion and amortization using the unit-of-production method is recorded upon extraction of the recoverable copper or molybdenum from the ore body, at which time it is allocated to inventory cost and then included as a component of cost of goods sold. Other assets are depreciated on a straight-line basis over estimated useful lives of up to 30 years for buildings and three to 20 years for machinery and equipment, and mobile equipment.

Included in property, plant, equipment and development costs is value beyond proven and probable reserves (VBPP) primarily resulting from FCX’s acquisition of FMC in 2007. The concept of VBPP has been interpreted differently by different mining companies. FCX’s VBPP is attributable to (i) mineralized material, which includes measured and indicated amounts, that FCX believes could be brought into production with the establishment or modification of required permits and should market conditions and technical assessments warrant, (ii) inferred mineral resources and (iii) exploration potential, as further defined below.

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

Intangible Assets and Liabilities.  FCX recorded intangible assets and liabilities primarily as a result of the acquisition of FMC. Indefinite-lived intangibles primarily include water rights. Definite-lived intangibles include favorable and unfavorable contracts (primarily related to treatment and refining contract rates, power contracts and tire contracts), royalty payments, patents and process technology. The fair value of identifiable intangible assets was estimated based principally upon comparable market transactions and discounted future cash flow projections. The ranges for estimated useful lives are 1 to 10 years for treatment and refining, power and tire contracts; 1 to 12 years for royalty payments; and principally 10 to 20 years for patents and process technology. All indefinite-lived intangible assets are subject to impairment testing at least annually, unless events occur or circumstances change between annual tests that would more likely than not reduce the indefinite-lived intangible asset’s fair value below its carrying value.

Asset Impairment.  FCX reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Long-lived assets, other than indefinite-lived intangible assets, are evaluated for impairment under the two-step model. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. Once it is determined that an impairment exists, an impairment loss is measured as the amount by which the asset carrying value exceeds its fair value. Fair value is generally determined using valuation techniques, such as estimated future cash flows.

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

Environmental Expenditures. Environmental expenditures are expensed or capitalized, depending upon their future economic benefits. Accruals for such expenditures are recorded when it is probable that obligations have been incurred and the costs can be reasonably estimated. For closed facilities and closed portions of operating facilities with environmental obligations, the related obligation is accrued when a decision to close a facility, or a portion of a facility, is made by management and the environmental obligation is considered to be probable. Environmental obligations attributed to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) or analogous state programs are considered probable when a claim is asserted, or is probable of assertion, and FCX, or any of its subsidiaries, have been associated with the site. Other environmental remediation obligations are considered probable based on specific facts and circumstances. FCX’s estimates of these costs are based on an evaluation of various factors, including currently available facts, existing technology, presently enacted laws and regulations, remediation experience, whether or not FCX is a potentially responsible party (PRP) and the ability of other PRPs to pay their allocated portions. With the exception of those obligations assumed in the acquisition of FMC that were recorded at estimated fair values (refer to Note 13 for further discussion), environmental obligations are recorded on an undiscounted basis. Where the available information is sufficient to estimate the amount of the obligation, that estimate has been used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. Possible recoveries of some of these costs from other parties are not recognized in the consolidated financial statements until they become probable. Legal costs associated with environmental remediation (such as fees to outside law firms for work relating to determining the extent and type of remedial actions and the allocation of costs among PRPs) are included as part of the estimated obligation. Environmental obligations assumed in the acquisition of FMC, which were initially estimated on a discounted basis, are accreted to full value over time through charges to interest expense. Adjustments arising from changes in amounts and timing of estimated costs and settlements may result in increases and decreases in these obligations and are calculated on a discounted basis if they were initially estimated on a discounted basis. Unless these adjustments qualify for capitalization, changes in environmental obligations are charged to operating income when they occur.

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

Litigation Contingencies.  At least quarterly, FCX assesses the likelihood of any adverse judgments or outcomes related to legal matters (including pending or threatened litigation matters), as well as ranges of potential losses. A determination of the amount of the reserve required, if any, for litigation contingencies is made after analysis of known issues. FCX records reserves related to legal matters for which it believes it is probable that a loss has been incurred and the range of such loss can be reasonably estimated. If an amount within a range of loss appears to be a better estimate than any other amount within the range, that amount is accrued, otherwise, the minimum amount in the range is accrued. With respect to other matters, for which management has concluded that a loss is only reasonably possible or remote, or not reasonably estimable, no liability has been recorded. For losses assessed as reasonably possible, FCX discloses the nature of the contingency and an estimate of the possible loss or range of loss or states that such an estimate cannot be made. Costs incurred to defend claims are expensed as incurred.

Litigation is inherently unpredictable and it is difficult to project the outcome of particular matters with reasonable certainty; therefore, the actual amount of any loss could differ from the litigation contingencies reflected in FCX's consolidated financial statements. Refer to Note 13 for further discussion of FCX's litigation contingencies.

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

With the exception of FCX’s operations in the Democratic Republic of Congo (DRC), income taxes are provided on the earnings of FCX’s material foreign subsidiaries under the assumption that these earnings will be distributed. FCX has determined that undistributed earnings related to its DRC operations are reinvested indefinitely or have been allocated toward specifically identifiable needs of the local operations. FCX has not provided for other differences between the book and tax carrying amounts of these investments as FCX considers its ownership position to be permanent in duration and quantification of the related deferred tax liability is not practicable.

Derivative Instruments.  FCX and its subsidiaries have entered into derivative contracts to manage certain risks resulting from fluctuations in commodity prices (primarily copper and gold), foreign currency exchange rates and interest rates by creating offsetting market exposures. Every derivative instrument (including certain derivative instruments embedded in other contracts) is recorded in the balance sheet as either an asset or liability measured at its fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation. Refer to Note 15 for a summary of FCX’s outstanding derivative instruments at December 31, 2011, and a discussion of FCX’s risk management strategies for those designated as hedges.

Revenue Recognition.  FCX sells its products pursuant to sales contracts entered into with its customers. Revenue for all FCX’s products is recognized when title and risk of loss pass to the customer and when collectibility is reasonably assured. The passing of title and risk of loss to the customer are based on terms of the sales contract, generally upon shipment or delivery of product.

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

Under the long-established structure of sales agreements prevalent in the industry, copper contained in concentrates and cathodes is generally provisionally priced at the time of shipment. The provisional prices are finalized in a specified future month (generally one to four months from the shipment date) based on quoted monthly average spot copper prices on the London Metal Exchange (LME) or the New York Mercantile Exchange (COMEX). FCX receives market prices based on prices in the specified future month, which results in price fluctuations recorded to revenues until the date of settlement. FCX records revenues and invoices customers at the time of shipment based on then-current LME or COMEX prices, which results in an embedded derivative (i.e., a pricing mechanism that is finalized after the time of delivery) that is required to be bifurcated from the host contract. The host contract is the sale of the metals contained in the concentrates or cathodes at the then-current LME or COMEX price. FCX applies the normal purchases and normal sales scope exception in accordance with derivatives and hedge accounting guidance to the host contract in its concentrate or cathode sales agreements since these contracts do not allow for net settlement and always result in physical delivery. The embedded derivative does not qualify for hedge accounting and is adjusted to fair value through earnings each period, using the period-end forward prices, until the date of final pricing. At December 31, 2011, FCX had outstanding provisionally priced copper sales from its copper mining operations of 252 million pounds of copper (net of noncontrolling interests), priced at an average of $3.44 per pound, subject to final pricing over the first several months of 2012 pursuant to the terms of the sales contracts.

Gold sales are priced according to individual contract terms, generally the average London Bullion Market Association price for a specified month near the month of shipment.

Substantially all of FCX’s 2011 molybdenum sales were priced based on prices published in Metals Week, Ryan’s Notes or Metal Bulletin, plus conversion premiums for products that undergo additional processing, such as ferromolybdenum and molybdenum chemical products. The majority of these sales use the average price of the previous month quoted by the applicable publication. FCX’s remaining molybdenum sales generally have pricing that is either based on a fixed price or adjusts within certain price ranges.

PT Freeport Indonesia concentrate sales and Tenke Fungurume Mining S.A.R.L. (TFM) metal sales are subject to certain royalties, which are recorded as a reduction to revenues (refer to Note 14 for further discussion).

Stock-Based Compensation. Compensation costs for share-based payments to employees, including stock options, are measured at fair value and charged to expense over the requisite service period for awards that are expected to vest. The fair value of stock options is determined using the Black-Scholes-Merton option valuation model. The fair value for restricted stock units is based on FCX's stock price on the date of grant or an appropriate valuation model. The fair value for cash-settled stock appreciation rights (SARs) is the intrinsic value on the reporting or exercise date. FCX estimates forfeitures at the time of grant and revises those estimates in subsequent periods through the final vesting date of the awards if actual forfeitures differ from those estimates. FCX has elected to recognize compensation costs for stock option awards that vest over several years on a straight-line basis over the vesting period. Refer to Note 11 for further discussion.

Earnings Per Share.  FCX’s basic net income per share of common stock was calculated by dividing net income attributable to common stockholders by the weighted-average shares of common stock outstanding during the year. A reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating diluted net income per share for the years ended December 31 follows:

	2011		2010	2009
Net income	$5,747		$5,544	$3,534
Net income attributable to noncontrolling interests	(1,187)		(1,208)	(785)
Preferred dividends	—		(63)	(222)
Net income attributable to FCX common stockholders	4,560		4,273	2,527
Plus income impact of assumed conversion of:
6¾% Mandatory Convertible Preferred Stock[a]	—		63	194
5½% Convertible Perpetual Preferred Stock[b]	—		—	28
Diluted net income attributable to FCX common
stockholders	$4,560		$4,336	$2,749

Weighted-average shares of common stock outstanding	947		915	829
Add stock issuable upon conversion, exercise or vesting of
(refer to Note 11):
6¾% Mandatory Convertible Preferred Stock[a]	—		26	79
5½% Convertible Perpetual Preferred Stock[b]	—		—	25
Dilutive stock options	7	[c]	6	3
Restricted stock units	1		2	2
Weighted-average shares of common stock outstanding for
purposes of calculating diluted net income per share	955		949	938

Diluted net income per share attributable to FCX
common stockholders	$4.78		$4.57	$2.93

a.	All outstanding 6¾% Mandatory Convertible Preferred Stock automatically converted on May 1, 2010, into FCX common stock at a conversion rate of 2.7432 shares of FCX common stock.

b.	In September 2009, FCX redeemed the remaining outstanding shares of its 5½% Convertible Perpetual Preferred Stock.

c.	Potential additional shares of common stock that were anti-dilutive totaled approximately two million.

Outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the year are excluded from the computation of diluted net income per share of common stock. Approximately 4 million stock options with a weighted-average exercise price of $53.91 were excluded in 2011; approximately 10 million stock options with a weighted-average exercise price of $38.56 were excluded in 2010; and approximately 13 million stock options with a weighted-average exercise price of $36.27 were excluded in 2009.

New Accounting Standards.  In May 2011, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) in connection with guidance for fair value measurements and disclosures. This ASU clarifies the FASB's intent on current guidance, modifies and changes certain guidance and principles, and expands disclosures concerning Level 3 fair value measurements in the fair value hierarchy (including quantitative information about significant unobservable inputs within Level 3 of the fair value hierarchy). In addition, this ASU requires disclosure of the fair value hierarchy for assets and liabilities not measured at fair value in the statement of financial position, but whose fair value is required to be disclosed. This ASU is effective for interim and annual reporting periods beginning after December 15, 2011, and early application is not permitted.

In June 2011, FASB issued an ASU in connection with guidance on the presentation of comprehensive income. The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This ASU requires an entity to present the components of net income and other comprehensive income and total comprehensive income (includes net income) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of equity, but does not change the items that must be reported in other comprehensive income. This ASU is effective for interim and annual reporting periods beginning after December 15, 2011, and early adoption is permitted. FCX has determined it will present comprehensive income as a separate statement beginning in the first quarter of 2012. In December 2011, FASB deferred the effective date for the requirement in this ASU for presenting reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements.

Reclassifications. For comparative purposes, the prior year balance sheet amounts for work-in-process product inventories was reclassified to current mill and leach stockpiles to conform with the current year presentation.

NOTE 2.  OWNERSHIP IN SUBSIDIARIES, JOINT VENTURES AND INVESTMENT IN PT SMELTING
Ownership in Subsidiaries.  FMC is a fully integrated producer of copper and molybdenum, with mines in North America, South America and the Tenke Fungurume minerals district in the DRC, and copper and molybdenum conversion facilities. At December 31, 2011, FMC’s operating copper mines in North America were Morenci, Sierrita, Bagdad, Safford and Miami located in Arizona, and Tyrone and Chino located in New Mexico. FCX has an 85 percent interest in Morenci (refer to “Joint Ventures – Sumitomo”) and owns 100 percent of the other North America copper mines. FMC also owns 100 percent of the Henderson molybdenum mine and the Climax molybdenum mine (construction activities are substantially complete with plans to commence production in 2012), which are located in Colorado. At December 31, 2011, operating copper mines in South America were Cerro Verde (53.56 percent owned) located in Peru, and El Abra (51 percent owned), Candelaria (80 percent owned) and Ojos del Salado (80 percent owned) located in Chile. In addition to copper and molybdenum, certain FMC mines produce other minerals, such as gold, silver and rhenium. At December 31, 2011, FMC owned an effective 57.75 percent interest in the Tenke Fungurume minerals district in the DRC (refer to Note 14 for discussion of the future change in ownership interest). In addition to copper, the Tenke Fungurume minerals district also produces cobalt hydroxide. At December 31, 2011, FMC’s net assets totaled $14.9 billion and its accumulated deficit totaled $13.1 billion. FCX had $109 million in loans outstanding to FMC at December 31, 2011.

FCX’s direct ownership in PT Freeport Indonesia totals 81.28 percent. PT Indocopper Investama, an Indonesian company, owns 9.36 percent of PT Freeport Indonesia and FCX owns 100 percent of PT Indocopper Investama. At December 31, 2011, PT Freeport Indonesia’s net assets totaled $3.2 billion and its retained earnings totaled $3.1 billion. As of December 31, 2011, FCX had no loans outstanding to PT Freeport Indonesia.

FCX owns 100 percent of the outstanding Atlantic Copper common stock. At December 31, 2011, Atlantic Copper’s net liabilities totaled $43 million and its accumulated deficit totaled $437 million. FCX had $586 million in loans outstanding to Atlantic Copper at December 31, 2011.

FCX owns an 85.71 percent interest in PT Puncakjaya Power (Puncakjaya Power), the owner of assets supplying power to PT Freeport Indonesia’s operations, including the 3x65 megawatt coal-fired power facilities. PT Freeport Indonesia purchases power from Puncakjaya Power under infrastructure asset financing arrangements. At December 31, 2011, FCX did not have any loans outstanding to Puncakjaya Power, PT Freeport Indonesia had infrastructure asset financing obligations payable to Puncakjaya Power totaling $81 million, and Puncakjaya Power had a receivable from PT Freeport Indonesia for $106 million, including Rio Tinto’s share. FCX consolidates PT Freeport Indonesia and Puncakjaya Power. FCX’s consolidated balance sheets reflect receivables of $23 million ($3 million in other accounts receivable and $20 million in long-term receivables) at December 31, 2011, and $25 million ($2 million in other accounts receivable and $23 million in long-term receivables) at December 31, 2010, for Rio Tinto’s share of Puncakjaya Power’s receivable from PT Freeport Indonesia as provided for in FCX’s joint venture agreement with Rio Tinto.

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

Pursuant to the joint venture agreement, Rio Tinto has a 40 percent interest in certain assets and future production exceeding specified annual amounts of copper, gold and silver through 2021 in Block A of PT Freeport Indonesia’s Contract of Work, and, after 2021, a 40 percent interest in all production from Block A. All of PT Freeport Indonesia’s proven and probable reserves and its mining operations are located in the Block A area. Operating, nonexpansion capital and administrative costs are shared proportionately between PT Freeport Indonesia and Rio Tinto based on the ratio of (i) the incremental revenues from production from PT Freeport Indonesia’s most recent expansion completed in 1998 to (ii) total revenues from production from Block A, including production from PT Freeport Indonesia’s previously existing reserves. PT Freeport Indonesia will continue to receive 100 percent of the cash flow from specified annual amounts of copper, gold and silver through 2021 calculated by reference to its proven and probable reserves as of December 31, 1994, and 60 percent of all remaining cash flow. The agreement provides for adjustments to the specified annual amounts of copper, gold and silver attributable 100 percent to PT Freeport Indonesia upon the occurrence of certain events that cause an interruption in production to occur, including events such as the labor disruptions and the temporary suspension of milling operations at PT Freeport Indonesia from damage to the concentrate and fuel pipelines that occurred in 2011. As a result of the labor and pipeline disruptions, the 2011 specified amounts, before smelter recoveries, attributable 100 percent to PT Freeport Indonesia were reduced by approximately 228 million pounds for copper and approximately 224 thousand ounces for gold, which will be offset by identical increases in future periods. The payable to Rio Tinto for its share of joint venture cash flows was $45 million at December 31, 2011, and $132 million at December 31, 2010.

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

Sumitomo. FCX owns an 85 percent undivided interest in Morenci via an unincorporated joint venture. The remaining 15 percent is owned by Sumitomo, a jointly owned subsidiary of Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation. Each partner takes in kind its share of Morenci’s production. FMC purchased 67 million pounds of Morenci’s copper cathode from Sumitomo for $268 million during 2011, 66 million pounds for $223 million during 2010 and 75 million pounds for $175 million during 2009. FCX had a receivable from Sumitomo of $12 million at December 31, 2011, and $8 million at December 31, 2010.

Investment in PT Smelting.  PT Smelting, an Indonesian company, operates a smelter and refinery in Gresik, Indonesia. During 2006, PT Smelting completed an expansion of its production capacity to 275,000 metric tons of copper per year from 250,000 metric tons. PT Freeport Indonesia owns 25 percent of the outstanding PT Smelting common stock.

PT Freeport Indonesia’s contract with PT Smelting provides for the supply of 100 percent of the copper concentrate requirements necessary for PT Smelting to produce 205,000 metric tons of copper annually (essentially the smelter’s original design capacity) on a priority basis. For the first 15 years of PT Smelting’s commercial operations, beginning December 1998, PT Freeport Indonesia agreed that the combined treatment and refining charges would approximate market rates, but will not fall below specified minimum rates. The minimum rate, applicable to the period April 27, 2008, to April 27, 2014, is determined annually and must be sufficient to cover PT Smelting’s annual cash operating costs (net of credits and including costs of debt service) for 205,000 metric tons of copper. The maximum rate is $0.30 per pound. PT Freeport Indonesia also sells copper concentrate to PT Smelting at market rates, which are not subject to a minimum or maximum rate, for quantities in excess of 205,000 metric tons of copper annually.

FCX’s investment in PT Smelting (net of PT Freeport Indonesia's share of profits on sales to PT Smelting still in PT Smelting's inventory totaling $2 million at December 31, 2011, and $113 million at December 31, 2010) totaled $125 million at December 31, 2011, and $11 million at December 31, 2010. PT Smelting had project-specific debt, nonrecourse to PT Freeport Indonesia, totaling $320 million at December 31, 2011, and $180 million at December 31, 2010. PT Freeport Indonesia had a trade receivable from PT Smelting totaling $116 million at December 31, 2011, and $455 million at December 31, 2010.

NOTE 3.  INVENTORIES, INCLUDING LONG-TERM MILL AND LEACH STOCKPILES
The components of inventories follow:

	December 31,
	2011	2010
Mining Operations:[a]
Raw materials	$1	$1
Finished goods[b]	769	704
Atlantic Copper:
Raw materials (concentrates)	260	336
Work-in-process	187	266
Finished goods	9	9
Total product inventories	1,226	1,316
Total materials and supplies, net[c]	1,354	1,169
Total inventories	$2,580	$2,485

a.	FCX's mining operations also have work-in-process inventories (i.e., mill and leach stockpiles), which have been summarized below.

b.	Primarily includes molybdenum concentrates and copper concentrates, anodes, cathodes and rod.

c.	Materials and supplies inventory is net of obsolescence reserves totaling $26 million at December 31, 2011 and 2010.

A summary of mill and leach stockpiles follows:

	December 31, 2011
	North America	South America	Indonesia	Africa	Total
Current:
Mill stockpiles	$40	$11	$18	$—	$69
Leach stockpiles	963	216	—	41	1,220
Total current mill and leach
stockpiles	$1,003	$227	$18	$41	$1,289

Long-term:[a]
Mill stockpiles	$—	$535	$—	$—	$535
Leach stockpiles	718	284	—	149	1,151
Total long-term mill and leach
stockpiles	$718	$819	$—	$149	$1,686

	December 31, 2010
	North America	South America	Indonesia	Africa	Total
Current:
Mill stockpiles	$15	$29	$24	$—	$68
Leach stockpiles	749	98	—	34	881
Total current mill and leach
stockpiles	$764	$127	$24	$34	$949

Long-term:[a]
Mill stockpiles	$—	$470	$—	$—	$470
Leach stockpiles	622	250	—	83	955
Total long-term mill and leach
stockpiles	$622	$720	$—	$83	$1,425

a.	Metals in stockpiles not expected to be recovered within the next 12 months.

NOTE 4.  PROPERTY, PLANT, EQUIPMENT AND DEVELOPMENT COSTS, NET
The components of net property, plant, equipment and development costs follow:

	December 31,
	2011	2010
Proven and probable reserves	$4,572	$4,503
VBPP	1,071	1,100
Development and other	3,447	3,188
Buildings and infrastructure	3,151	2,815
Machinery and equipment	8,171	7,523
Mobile equipment	2,859	2,365
Construction in progress	2,704	1,885
Property, plant, equipment and
development costs	25,975	23,379
Accumulated depreciation, depletion and
amortization	(7,526)	(6,594)
Property, plant, equipment and
development costs, net	$18,449	$16,785

FCX recorded $2.2 billion for VBPP in connection with the FMC acquisition in 2007 and transferred to proven and probable reserves $23 million during 2011, $197 million during 2010 and $542 million prior to 2010. Cumulative impairments of VBPP total $477 million, of which $6 million was recorded in 2011, and none in 2010 and 2009.

FCX capitalized interest totaling $109 million in 2011, $66 million in 2010 and $78 million in 2009. Capitalized interest primarily related to the development projects at the Climax, Cerro Verde and Candelaria mines, and in the Grasberg minerals district in Indonesia in 2011; at the Climax and El Abra mines in 2010; and at the Tenke Fungurume mine in 2009.

NOTE 5.  INTANGIBLE ASSETS AND LIABILITIES
The components of intangible assets and intangible liabilities (included in other liabilities) follow:

	December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Indefinite-lived water rights	$239	$—	$239
Patents and process technology	48	(14)	34
Royalty payments	37	(21)	16
Power contracts	25	(18)	7
Other intangibles	38	(9)	29
Total intangible assets	$387	$(62)	$325

Intangible liabilities:
Treatment and refining terms in
sales contracts	$52	$(30)	$22

	December 31, 2010
	Gross Carrying Value	Accumulated Amortization	Net Book Value
Indefinite-lived water rights	$245	$—	$245
Patents and process technology	48	(11)	37
Royalty payments	37	(18)	19
Power contracts	25	(17)	8
Other intangibles	25	(6)	19
Total intangible assets	$380	$(52)	$328

Intangible liabilities:
Treatment and refining terms in
sales contracts	$52	$(25)	$27

FCX performs its annual impairment testing of indefinite-lived intangible assets in the fourth quarter of each year. No material impairments were recorded during the three-year period ended December 31, 2011.

Amortization of intangible assets recognized in production and delivery costs was $10 million in 2011 and 2010, and $16 million in 2009. Amortization of intangible liabilities recognized in revenues was $5 million in 2011, $4 million in 2010 and $6 million in 2009. The estimated net amortization expense for the next five years is considered to be immaterial.

NOTE 6.  LONG-TERM RECEIVABLES AND OTHER ASSETS
The components of long-term receivables follow:

	December 31,
	2011	2010
Income taxes	$295	$—
Loan to a DRC public electric utility	138	110
Disputed tax assessments (refer to Note 13)	109	—
Loan to La Générale des Carrières et des Mines (related party)	30	—
Other	103	90
Total long-term receivables	$675	$200

The components of other assets follow:

	December 31,
	2011	2010
Cost-method investments:
McMoRan Exploration Co. (MMR)[a]	$475	$500
Other	2	3
Equity-method investments:
PT Smelting[b]	125	11
Other	47	43
Trust assets[c,d]	152	140
Debt issue costs	40	58
Available-for-sale securities	9	28
Other	38	14
Total other assets	$888	$797

a.
In December 2010, FCX purchased 500,000 shares of MMR’s 5¾% Convertible Perpetual Preferred Stock (the Preferred Stock) for an aggregate purchase price of $500 million.The Preferred Stock is initially convertible into 62.5 shares of MMR common stock per share of Preferred Stock (an aggregate of 31.25 million shares of MMR common stock), at an initial conversion price of $16 per share of MMR common stock. Dividends received are recorded as a return of investment because of MMR's reported losses. Several of FCX’s directors and executive officers also serve as directors or executive officers of MMR.

b.	Amounts are reduced by unrecognized profits on sales from PT Freeport Indonesia to PT Smelting totaling $2 million at December 31, 2011, and $113 million at December 31, 2010.

c.	Includes $151 million in 2011 and $137 million in 2010 of legally restricted funds for AROs at the Chino, Tyrone and Cobre mines (refer to Note 13 for further discussion).

d.	The current portion, which is included in other current assets, totaled $8 million at December 31, 2010, and none at December 31, 2011.

NOTE 7.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Additional information regarding accounts payable and accrued liabilities follows:

	December 31,
	2011	2010
Accounts payable	$1,353	$1,272
Salaries, wages and other compensation	257	244
Pension, postretirement, postemployment and other
employee benefits[a]	180	156
Current deferred tax liability	103	61
Other accrued taxes	92	152
Accrued interest[b]	69	92
Deferred revenue	69	180
Community development programs	19	148
Other	110	136
Total accounts payable and accrued liabilities	$2,252	$2,441

a.	Refer to Note 8 for long-term portion and Note 10 for further discussion.

b.	Third-party interest paid, net of capitalized interest, was $284 million in 2011, $421 million in 2010 and $504 million in 2009.

NOTE 8. OTHER LIABILITIES
Additional information regarding other liabilities follows:

	December 31,
	2011	2010
Pension, postretirement, postemployment and other
employment benefits[a]	$1,277	$1,074
Reserve for uncertain tax benefits	128	133
Insurance claim reserve	50	58
Atlantic Copper contractual obligation to
insurance company (refer to Note 10)	39	48
Other	157	146
Total other liabilities	$1,651	$1,459

a.	Refer to Note 7 for short-term portion and Note 10 for further discussion.

NOTE 9.  DEBT
The components of debt follow:

	December 31,
	2011	2010
Revolving Credit Facility	$—	$—
Senior Notes:
8.375% Senior Notes due 2017	3,011	3,011
8.25% Senior Notes due 2015	—	1,079
9½% Senior Notes due 2031	131	175
6 1/8% Senior Notes due 2034	115	115
7 1/8% Debentures due 2027	115	115
8¾% Senior Notes due 2011	—	85
Other (including equipment capital leases and
short-term borrowings)	165	175
Total debt	3,537	4,755
Less current portion of debt	(4)	(95)
Long-term debt	$3,533	$4,660

Revolving Credit Facility.  FCX entered into a new senior unsecured revolving credit facility on March 30, 2011, which replaced the existing revolving credit facilities that were scheduled to mature on March 19, 2012. FCX recognized a loss on early extinguishment of debt totaling $7 million ($6 million to net income attributable to FCX common stockholders or $0.01 per diluted share) during 2011 associated with these transactions. The new revolving credit facility is available until March 30, 2016, in an aggregate principal amount of $1.5 billion, with $500 million available to PT Freeport Indonesia. At December 31, 2011, FCX had no borrowings and $44 million of letters of credit issued under the revolving credit facility, resulting in availability of approximately $1.5 billion, of which $956 million could be used for additional letters of credit.

Interest on the revolving credit facility is generally based on the London Interbank Offered Rate (LIBOR) plus 1.75 percent, subject to an increase or decrease in the interest rate margin based on the credit ratings assigned to FCX's senior unsecured debt by Standard & Poor’s Rating Services and Moody’s Investors Service.

The obligations of FCX and PT Freeport Indonesia under the revolving credit facility are not guaranteed by any subsidiaries and are unsecured; however, FCX may at any time designate any subsidiary (other than PT Freeport Indonesia) as a subsidiary guarantor.

Senior Notes.  In March 2007, in connection with financing FCX’s acquisition of FMC, FCX sold $3.5 billion of 8.375% Senior Notes due April 2017, $1.5 billion of 8.25% Senior Notes due April 2015 and $1.0 billion of Senior Floating Rate Notes due April 2015 for total net proceeds of $5.9 billion. Interest on the 8.375% Senior Notes is payable semiannually on April 1 and October 1. The 8.25% Senior Notes and the Senior Floating Rate Notes have been fully redeemed as further discussed below. The 8.375% Senior Notes are redeemable in whole or in part, at the option of FCX, at a make-whole redemption price prior to the redemption date, and afterwards at stated redemption prices initially starting at 104.188 percent for 12 months beginning on April 1, 2012.

During 2009, FCX purchased in open-market transactions $203 million of the 8.25% Senior Notes for $218 million and $160 million of the 8.375% Senior Notes for $172 million. These open-market purchases resulted in losses on early extinguishment of debt totaling $33 million ($29 million to net income attributable to FCX common stockholders or $0.03 per diluted share). During 2010, FCX purchased in open-market transactions $218 million of the 8.25% Senior Notes for $237 million and $329 million of the 8.375% Senior Notes for $358 million, which resulted in losses on early extinguishment of debt totaling $55 million ($48 million to net income attributable to FCX common stockholders or $0.05 per diluted share). On April 1, 2010, FCX redeemed all of its $1 billion of outstanding Senior Floating Rates Notes for which holders received 101 percent of the principal amount together with accrued and unpaid interest. As a result of this redemption, FCX recorded a loss on early extinguishment of debt totaling $22 million ($20 million to net income attributable to FCX common stockholders or $0.02 per diluted share) during 2010. On April 1, 2011, FCX redeemed all its remaining $1.1 billion of outstanding 8.25% Senior Notes for which holders received 104.125 percent of the principal amount together with accrued and unpaid interest. As a result of this redemption, FCX recorded a loss on early extinguishment of debt totaling $55 million ($49 million to net income attributable to FCX common stockholders of $0.05 per diluted share) during 2011.

The 9½% Senior Notes due June 2031 bear interest payable semiannually on June 1 and December 1. These notes are redeemable in whole or in part, at the option of FCX, at a make-whole redemption price. In March 2007, in connection with the acquisition of FMC, FCX assumed these senior notes with a stated value of $197 million, which was increased by $43 million to reflect the fair market value of these obligations at the acquisition date. The increase in value is being amortized over the term of the notes and recorded as a reduction of interest expense. In 2008, FCX purchased in an open-market transaction $33 million of these senior notes for $46 million and recorded losses on early extinguishment of debt totaling $6 million ($5 million to net loss attributable to FCX common stockholders or $0.01 per diluted share). In 2010, FCX purchased in an open-market transaction $18 million of these senior notes for $26 million and recorded losses on early extinguishment of debt totaling $4 million ($3 million to net income attributable to FCX common stockholders or less than $0.01 per diluted share). In 2011, FCX purchased in an open-market transaction $35 million of these senior notes for $49 million and recorded losses on early extinguishment of debt totaling $6 million ($5 million million to net income attributable to FCX common stockholders or less than $0.01 per diluted share). At December 31, 2011, the outstanding principal amount of these senior notes was $107 million.

The 6 1/8 % Senior Notes due March 2034 bear interest payable semiannually on March 15 and September 15. These notes are redeemable in whole or in part, at the option of FCX, at a make-whole redemption price. In March 2007, in connection with the acquisition of FMC, FCX assumed these senior notes with a stated value of $150 million, which was reduced by $11 million to reflect the fair market value of these obligations at the acquisition date. The decrease in value is being amortized over the term of the notes and recorded as additional interest expense. During 2007, FCX purchased in an open-market transaction $26 million of these notes. At December 31, 2011, the outstanding principal amount of these senior notes was $124 million.

The 7 1/8 % Debentures due November 2027 bear interest payable semiannually on May 1 and November 1. The debentures are redeemable in whole or in part, at the option of FCX, at a make-whole redemption price. In March 2007, in connection with the acquisition of FMC, FCX assumed these debentures with a stated and fair value of $115 million. At December 31, 2011, the outstanding principal amount of these debentures was $115 million.

In March 2007, in connection with the acquisition of FMC, FCX assumed the 8¾% Senior Notes due June 2011 with a stated value of $109 million, which was increased by $11 million to reflect the fair market value of these obligations at the acquisition date. The increase in value was amortized over the term of the notes and recorded as a reduction of interest expense. In 2009, FCX purchased in an open-market transaction $24 million of these senior notes for $26 million and recorded losses on early extinguishment of debt totaling $1 million ($1 million to net income attributable to FCX common stockholders or less than $0.01 per diluted share). On the maturity date in June 2011, FCX paid the outstanding principal amount of $84 million on these senior notes.

In February 2004, FCX sold $350 million of 6.875% Senior Notes due February 2014 for net proceeds of $344 million. During 2004, FCX purchased in open-market transactions $10 million of its 6.875% Senior Notes. On August 20, 2009, FCX redeemed the remaining $340 million of these notes for $352 million or a redemption price of 103.439 percent of the principal amount (plus accrued and unpaid interest) and recorded losses on early extinguishment of debt totaling $14 million ($13 million to net income attributable to FCX common stockholders or $0.01 per diluted share).

All of FCX’s senior notes are unsecured.

In February 2012, FCX issued $3.0 billion in senior notes in three tranches (see Note 20 for further discussion).

Restrictive Covenants. FCX's credit facility and senior notes contain certain restrictive covenants. The credit facility includes covenants that are typical for investment-grade companies, including limitations on liens and subsidiary debt. The credit facility also includes financial ratios governing maximum total leverage and minimum interest coverage. If the rating is downgraded below investment grade by both Standard & Poor's Rating Services and Moody's Investors Service, these covenants would become effective. The 8.375% Senior Notes and other senior notes contain limitations on liens that are generally typical for investment-grade companies.

Maturities.  Maturities of debt instruments based on the amounts and terms outstanding at December 31, 2011, total $4 million in 2012, less than $1 million in 2013, none for the years 2014 through 2016, and $3.5 billion thereafter.

NOTE 10.  EMPLOYEE BENEFITS
Pension Plans.  Following is a discussion of FCX’s pension plans.

FMC Plans. FMC has trusteed, non-contributory pension plans covering substantially all of its U.S. employees and some employees of its international subsidiaries hired before 2007. The applicable FMC plan design determines the manner in which benefits are calculated for any particular group of employees. For certain of these plans, benefits are calculated based on final average monthly compensation and years of service. In the case of other plans, benefits are calculated based on a fixed amount for each year of service. Participants in the FMC plans generally vest in their accrued benefits after five years of service. Non-bargained FMC employees hired after December 31, 2006, are not eligible to participate in the FMC U.S. pension plan.

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

FCX’s policy for determining asset-mix targets for the Freeport-McMoRan Corporation Defined Benefit Master Trust (Master Trust) includes the periodic development of asset/liability studies to determine expected long-term rates of return and expected risk for various investment portfolios. FCX’s retirement plan administration and investment committee considers these studies in the formal establishment of asset-mix targets. FCX’s investment objective emphasizes the need to maintain a well-diversified investment program through both the allocation of the Master Trust assets among asset classes and the selection of investment managers whose various styles are fundamentally complementary to one another and serve to achieve satisfactory rates of return. Diversification, by asset class and by investment manager, is FCX’s principal means of reducing volatility and exercising prudent investment judgment. FCX’s present target asset allocation approximates 54 percent equity investments (43 percent global equities, 7 percent emerging markets equities and 4 percent U.S. equities), 35 percent fixed income (18 percent U.S. fixed income, 5 percent international fixed income, 5 percent high yield, 4 percent treasury inflation-protection securities and 3 percent emerging markets fixed income) and 11 percent alternative investments (5 percent private equity, 3 percent private real estate and 3 percent real estate investment trusts).

The expected rate of return on plan assets is evaluated at least annually, taking into consideration asset allocation, historical returns on the types of assets held in the Master Trust and the current economic environment. Based on these factors, FCX expects the pension assets will earn an average of 7.5 percent per annum during the 10 years beginning January 1, 2012. The 7.5 percent estimation was based on a passive return on a compound basis of 7.0 percent and a premium for active management of 0.5 percent reflecting the target asset allocation and current investment array.

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

Among the assumptions used to estimate the benefit obligation is a discount rate used to calculate the present value of expected future benefit payments for service to date. The discount rate assumption for FCX’s U.S. plans is designed to reflect yields on high-quality, fixed-income investments for a given duration. The determination of the discount rate for these plans is based on expected future benefit payments for service to date together with the Mercer Pension Discount Curve. The Mercer Pension Discount Curve consists of spot (i.e., zero coupon) interest rates at one-half year increments for each of the next 30 years and is developed based on pricing and yield information for high-quality corporate bonds. Prior to December 31, 2010, FCX determined its discount rate based on expected future benefit payments for service to date together with the Citigroup Pension Discount Curve. Changes in the discount rate are reflected in FCX’s benefit obligation and, therefore, in future pension costs.

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

PT Freeport Indonesia Plan. PT Freeport Indonesia has a defined benefit pension plan denominated in Indonesian rupiah covering substantially all of its Indonesian national employees. PT Freeport Indonesia funds the plan and invests the assets in accordance with Indonesian pension guidelines. The pension obligation was valued at an exchange rate of 9,060 rupiah to one U.S. dollar on December 31, 2011, and 8,990 rupiah to one U.S. dollar on December 31, 2010. Indonesian labor laws enacted in 2003 require that companies provide a minimum level of benefits to employees upon employment termination based on the reason for termination and the employee’s years of service. PT Freeport Indonesia’s pension benefit disclosures include benefits related to this law. PT Freeport Indonesia’s expected rate of return on plan assets is evaluated at least annually, taking into consideration its historical yield and the long-range estimated return for the plan based on the asset mix. Based on these factors, PT Freeport Indonesia expects pension assets will earn an average of 8.5 percent per annum.

Atlantic Copper Plan. Atlantic Copper has a contractual obligation denominated in euros to supplement amounts paid to certain retired Spanish national employees. As required by Spanish law, beginning in August 2002, Atlantic Copper began funding 7.2 million euros ($9 million based on a December 31, 2011, exchange rate of $1.29 per euro) annually for 15 years to an approved insurance company for its estimated 72 million euro contractual obligation to the retired employees. The insurance company invests the plan assets in accordance with Spanish regulations, and Atlantic Copper has no control over these investments.

Plan Information. FCX uses a measurement date of December 31 for its plans. In some plans, the plan assets exceed the accumulated benefit obligations, while in the remainder, the accumulated benefit obligations exceed the plan assets. Information for those plans where the accumulated benefit obligations exceed the plan assets follows:

	December 31,
	2011	2010
Projected benefit obligation	$2,055	$1,662
Accumulated benefit obligation	1,874	1,581
Fair value of plan assets	1,261	1,122

Information on the FCX (including FMC’s plans; and FCX’s SERP, director and excess benefits plans), PT Freeport Indonesia and Atlantic Copper plans as of December 31 follows:

	FCX		PT Freeport Indonesia		Atlantic Copper
	2011	2010	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation at beginning
of year	$1,598	$1,472	$135	$80	$71	$79
Service cost	24	26	13	8	—	—
Interest cost	83	82	11	8	3	3
Actuarial losses	172	104	55	41	—	—
Foreign exchange losses (gains)	(1)	(1)	(1)	4	(1)	(4)
Benefits paid	(85)	(85)	(7)	(6)	(8)	(7)
Benefit obligation at end of year	1,791	1,598	206	135	65	71

Change in plan assets:
Fair value of plan assets at
beginning of year	1,112	1,067	97	78	23	21
Actual return on plan assets	88	126	9	13	—	—
Employer contributions[a]	26	5	9	8	11	9
Foreign exchange gains (losses)	—	(1)	(1)	4	—	—
Benefits paid	(85)	(85)	(7)	(6)	(8)	(7)
Fair value of plan assets at end
of year	1,141	1,112	107	97	26	23
Funded status	$(650)	$(486)	$(99)	$(38)	$(39)	$(48)

Accumulated benefit obligation	$1,701	$1,517	$115	$68	$65	$71

Weighted-average assumptions
used to determine benefit obligations:
Discount rate[b]	4.60%	5.40%	7.00%	8.50%	6.77%	6.77%
Rate of compensation increase[c]	3.75%	3.75%	8.00%	8.00%	NA	NA

Balance sheet classification of
funded status:
Other assets	$6	$6	$—	$—	$—	$—
Accounts payable and
accrued liabilities	(4)	(4)	—	—	—	—
Other liabilities	(652)	(488)	(99)	(38)	(39)	(48)
Total	$(650)	$(486)	$(99)	$(38)	$(39)	$(48)

a.
Employer contributions for 2012 are expected to approximate $97 million for the FCX plans, $14 million for the PT Freeport Indonesia plan (based on a December 31, 2011, exchange rate of 9,060 Indonesian rupiah to one U.S. dollar) and $9 million for the Atlantic Copper plan (based on a December 31, 2011, exchange rate of $1.29 per euro).

b.	The discount rate shown in 2011 and 2010 for the FCX plans relates to all plans except the SERP plan. The SERP plan’s discount rate in 2011 and 2010 was 4.00 percent.

c.	The rate of compensation increase shown for the FCX plans only relates to the FMC plans. The rate of compensation increase shown for the PT Freeport Indonesia plan relates to the years after 2012. For the PT Freeport Indonesia plan, the rate of compensation increase for 2012 ranges from 10 percent to 13 percent.
The weighted-average assumptions used to determine net periodic benefit cost and the components of net periodic benefit cost for FCX’s pension plans (FMC’s plans; and FCX’s SERP, director and excess benefits plans) for the years ended December 31 follows:

	2011	2010	2009
Weighted-average assumptions:
Discount rate:
FCX SERP	4.00%	4.00%	4.00%
FMC plans	5.40%	5.80%	6.10%
Expected return on plan assets[a]	8.00%	8.50%	8.50%
Rate of compensation increase[a]	3.75%	4.25%	4.25%

Service cost	$24	$26	$26
Interest cost	83	82	85
Expected return on plan assets	(86)	(87)	(73)
Amortization of prior service cost	(1)	(1)	—
Amortization of net actuarial losses	19	22	26
Curtailments and special retirement
benefits	—	—	(4)
Net periodic benefit cost	$39	$42	$60

a.	The assumptions shown only relate to the FMC plans.

The weighted-average assumptions used to determine net periodic benefit cost and the components of net periodic benefit cost for PT Freeport Indonesia’s and Atlantic Copper’s pension plans for the years ended December 31 follows:

	PT Freeport Indonesia
	2011	2010	2009
Weighted-average assumptions:
Discount rate	8.50%	10.50%	12.00%
Expected return on plan assets	9.25%	8.25%	10.00%
Rate of compensation increase	8.00%	8.00%	8.00%

Service cost	$13	$8	$5
Interest cost	11	8	7
Expected return on plan assets	(9)	(7)	(5)
Amortization of prior service cost	1	1	1
Amortization of net actuarial loss	3	—	1
Net periodic benefit cost	$19	$10	$9

	Atlantic Copper
	2011	2010	2009
Weighted-average assumption:
Discount rate	6.77%	6.77%	6.77%

Interest cost	$3	$3	$4
Amortization of net actuarial loss	1	1	1
Net periodic benefit cost	$4	$4	$5

Included in accumulated other comprehensive income (loss) are the following amounts that have not been recognized in net periodic pension cost: unrecognized prior service credits of $2 million ($1 million net of tax and noncontrolling interests) and unrecognized actuarial losses of $642 million ($390 million net of tax and noncontrolling interests) at December 31, 2011; and unrecognized prior service credits of $2 million ($1 million net of tax and noncontrolling interests) and unrecognized actuarial losses of $440 million ($267 million net of tax and noncontrolling interests) at December 31, 2010. The amounts expected to be recognized in net periodic pension cost for 2012 are less than $1 million for prior service credits and $40 million ($25 million net of tax and noncontrolling interests) for actuarial losses.

FCX does not expect to have any plan assets returned to it in 2012.

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

A summary of the fair value hierarchy for pension plan assets associated with the FCX plans follows:

	Fair Value at December 31, 2011
	Total	Level 1	Level 2	Level 3
Commingled/collective funds:
Global equity	$408	$—	$408	$—
U.S. real estate securities	52	—	52	—
U.S. small-cap equity	45	—	45	—
Real estate property	35	—	—	35
Short-term investments	22	—	22	—
Open-ended mutual funds:
Government bonds	50	50	—	—
Emerging markets equity	36	36	—	—
Corporate bonds	22	22	—	—
Mutual funds:
Foreign bonds	43	43	—	—
Emerging markets bond	32	32	—	—
Emerging markets equity	24	24	—	—
Fixed income:
Government bonds	233	—	233	—
Corporate bonds	73	—	73	—
Private equity investments	50	—	—	50
Other investments	23	—	23	—
Total investments	1,148	$207	$856	$85

Cash and receivables	6
Payables	(13)
Total pension plan net assets	$1,141

	Fair Value at December 31, 2010
	Total	Level 1	Level 2	Level 3
Commingled/collective funds:
U.S. large-cap equity	$134	$—	$134	$—
U.S. small-cap equity[a]	101	—	101	—
International equity	71	—	71	—
U.S. real estate securities[a]	47	—	47	—
Real estate property	28	—	—	28
Short-term investments[a]	19	—	19	—
Open-ended mutual funds:
Emerging markets equity	46	46	—	—
Government bonds	38	38	—	—
Corporate bonds	30	30	—	—
Mutual funds:
Foreign bonds	38	38	—	—
Emerging markets bond	30	30	—	—
Emerging markets equity	29	29	—	—
Equity securities:
U.S. large-cap equity	161	161	—	—
International equity	57	57	—	—
Fixed income:
Government bonds	147	—	147	—
Corporate bonds	74	—	74	—
Private equity investments	46	—	—	46
Other investments	28	1	27	—
Total investments	1,124	$430	$620	$74

Cash and receivables	81
Payables	(93)
Total pension plan net assets	$1,112

a.
At the end of 2011, FCX reevaluated its level determinations, including those reported at December 31, 2010. While the majority of the underlying investments consists of publicly traded securities with actively quoted market values, the reported fair value of the investment vehicle containing these securities is based on net asset values that are not published publicly; therefore, FCX concluded these investments are more appropriately classified within Level 2 of the fair value hierarchy.

Following is a description of the pension plan asset categories and the valuation techniques used to measure fair value. There have been no changes in the techniques used at December 31, 2011.

Commingled/collective funds are managed by several fund managers and are valued at the net asset value per unit of the fund. For most of these funds, the majority of the underlying assets are actively traded equity securities; however, the unit level is considered to be at the fund level and, as such, are classified within Level 2 (except the real estate property funds) of the fair value hierarchy. These funds require less than a month's notice for redemptions. Real estate property funds are valued at net realizable value using information from independent appraisal firms, who have knowledge and expertise about the current market values of real property in the same vicinity as the investments and, as such, are classified within Level 3 of the fair value hierarchy. Redemptions of the real estate property funds are allowed once per quarter, subject to available cash.

Open-ended mutual funds are managed by registered investment companies and are valued at the daily published net asset value of shares/units held. Because redemptions and purchases of shares/units occur at the net asset value without any adjustments to the published net asset value that is provided on an ongoing basis (active-market criteria is met), these investments are classified within Level 1 of the fair value hierarchy.

Mutual funds and equity securities are valued at the closing price reported on the active market on which the individual securities are traded and, as such, are classified within Level 1 of the fair value hierarchy.

Fixed income investments include government and corporate bonds held directly by us or through commingled funds. Fixed income securities are valued using a bid evaluation or a mid evaluation and, as such, are classified within Level 2 of the fair value hierarchy. A bid evaluation is an estimated price at which a dealer would pay for a security. A mid evaluation is the average of the estimated price at which a dealer would sell a security and the estimated price at which a dealer would pay for a security. These evaluations are based on quoted prices, if available, or models that use observable inputs.

Private equity investments are valued at net realizable value using information from general partners and, as such, are classified within Level 3 of the fair value hierarchy because of the inherent restrictions on redemptions that may affect the ability to sell the investments at their net asset value in the near term.

A summary of changes in the fair value of FCX’s Level 3 pension plan assets for the years ended December 31, follows:

	Private Equity Investments	Real Estate Property	Total
Balance at January 1, 2010	$40	$25	$65
Actual return on plan assets:
Realized gains	—	2	2
Net unrealized gains related to
assets still held at the end of the year	2	1	3
Purchases	7	—	7
Settlements, net	(3)	—	(3)
Balance at December 31, 2010	46	28	74
Actual return on plan assets:
Realized gains (losses)	(2)	2	—
Net unrealized gains related to
assets still held at the end of the year	5	5	10
Purchases	5	—	5
Settlements, net	(4)	—	(4)
Balance at December 31, 2011	$50	$35	$85

A summary of the fair value hierarchy for pension plan assets associated with the PT Freeport Indonesia plan follows:

	Fair Value at December 31, 2011
	Total	Level 1	Level 2	Level 3
Common stocks	$29	$29	$—	$—
Government bonds	22	22	—	—
Total investments	51	$51	$—	$—

Cash and receivables[a]	56
Total pension plan net assets	$107

	Fair Value at December 31, 2010
	Total	Level 1	Level 2	Level 3
Common stocks	$29	$29	$—	$—
Government bonds	19	19	—	—
Total investments	48	$48	$—	$—

Cash and receivables[a]	49
Total pension plan net assets	$97

a.	Cash consists primarily of short-term time deposits.

Following is a description of the valuation techniques used for pension plan assets measured at fair value associated with the PT Freeport Indonesia plan. There have been no changes in the techniques used at December 31, 2011.

Common stocks and government bonds are valued at the closing price reported on the active market on which the individual securities are traded.

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

The expected benefit payments for FCX’s (including FMC’s plans; and FCX’s SERP, director and excess benefits plans), PT Freeport Indonesia’s and Atlantic Copper’s pension plans follows:

	FCX	PT Freeport Indonesia[a]	Atlantic Copper[b]
2012	$88	$16	$7
2013	88	11	7
2014	90	11	7
2015	91	13	7
2016	94	14	7
2017 through 2021	515	123	36

a.	Based on a December 31, 2011, exchange rate of 9,060 Indonesian rupiah to one U.S. dollar.

b.	Based on a December 31, 2011, exchange rate of $1.29 per euro.

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

The discount rate for FCX’s postretirement medical and life insurance benefit plans was determined on the same basis as FCX’s pension plans.

Information on the postretirement benefit plans as of December 31 follows:

	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$240	$265
Service cost	1	1
Interest cost	11	13
Actuarial gains	(7)	(13)
Benefits paid, net of employee and partner contributions,
and Medicare Part D subsidy	(22)	(26)
Benefit obligation at end of year	223	240

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer and partner contributions	25	30
Employee contributions	12	11
Benefits paid	(37)	(41)
Fair value of plan assets at end of year	—	—

Funded status	$(223)	$(240)

Discount rate assumption	4.20%	4.90%

Balance sheet classification of funded status:
Accounts payable and accrued liabilities	$(23)	$(26)
Other liabilities	(200)	(214)
Total	$(223)	$(240)

Included in accumulated other comprehensive income (loss) are amounts not recognized in net periodic benefit cost for unrecognized actuarial losses of $4 million ($3 million net of tax and noncontrolling interests) at December 31, 2011, and $3 million ($2 million net of tax and noncontrolling interests) at December 31, 2010. No amount is expected to be recognized in net periodic benefit cost in 2012 for unrecognized actuarial losses.

Expected benefit payments for these plans total $23 million for 2012, $21 million for 2013, $20 million for 2014, $19 million for 2015, $18 million for 2016 and $82 million for 2017 through 2021.

The weighted-average assumptions used to determine net periodic benefit cost and the components of net periodic benefit cost for FCX’s postretirement benefits for the years ended December 31 follow:

	2011	2010	2009
Weighted-average assumptions:
Discount rate	4.90%	5.20%	6.30%

Service cost	$1	$1	$1
Interest cost	11	13	15
Curtailments and special retirement benefits	—	—	(1)
Net periodic benefit cost	$12	$14	$15

The assumed medical-care trend rates at December 31 follow:

	2011	2010
Medical-care cost trend rate assumed for
the next year	8.00%	8.25%
Rate to which the cost trend rate is assumed
to decline (the ultimate trend rate)	4.50%	4.75%
Year that the rate reaches the ultimate trend rate	2026	2025

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

FCX has a number of postemployment plans covering severance, long-term disability income, continuation of health and life insurance coverage for disabled employees or other welfare benefits. The accumulated postemployment benefit consisted of a current portion of $7 million (included in accounts payable and accrued liabilities) and a long-term portion of $57 million (included in other liabilities) at December 31, 2011, and a current portion of $8 million (included in accounts payable and accrued liabilities) and a long-term portion of $53 million (included in other liabilities) at December 31, 2010.

FCX also sponsors savings plans for the majority of its U.S. employees. The plans allow employees to contribute a portion of their pre-tax income in accordance with specified guidelines. These savings plans are principally qualified 401(k) plans for all U.S. salaried and non-bargained hourly employees. In these plans, participants exercise control and direct the investment of their contributions and account balances among various investment options. FCX matches a percentage of employee pre-tax deferral contributions up to certain limits, which vary by plan.

During 2000, FCX and FM Services Company enhanced their primary savings plan for substantially all their employees following their decision to terminate their defined benefit pension plans. Subsequent to the enhancement, FCX and FM Services Company contribute amounts to individual accounts totaling either 4 percent or 10 percent of each employee’s pay, depending on a combination of each employee’s age and years of service as of June 30, 2000. For employees whose eligible compensation exceeds certain levels, FCX provides an unfunded defined contribution plan. The balance of this liability totaled $56 million on December 31, 2011, and $49 million on December 31, 2010.

FMC had a defined contribution plan for its eligible employees hired on or after January 1, 2007, which was merged into the FCX savings plan effective January 1, 2009. Subsequent to January 1, 2009, FMC contributes enhanced amounts for its eligible employees hired on or after January 1, 2007, totaling 4 percent of each eligible employee’s earnings, regardless of years of service. However, most eligible FMC employees who were receiving more than 4 percent of their eligible earnings under the previous FMC defined contribution plan will continue to receive this higher percentage of their eligible earnings.

The costs charged to operations for employee savings plans and defined contribution plans totaled $35 million in 2011, $36 million in 2010 and $30 million in 2009.

FCX has other employee benefit plans, certain of which are related to FCX’s financial results, which are recognized in operating costs.

NOTE 11.  STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
Common Stock.  FCX’s authorized shares of capital stock total 1.85 billion shares, consisting of 1.8 billion shares of common stock and 50 million shares of preferred stock.

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

In December 2008, FCX’s Board of Directors suspended the cash dividend on FCX’s common stock; accordingly, there were no common stock dividends paid in 2009. In October 2009, FCX’s Board of Directors reinstated a cash dividend on FCX’s common stock at an annual rate of $0.30 per share beginning in 2010. FCX’s Board of Directors authorized an increase in the cash dividend on FCX’s common stock to an annual rate of $0.60 per share in April 2010 and then to an annual rate of $1.00 per share in October 2010. In December 2010, FCX's Board of Directors declared a supplemental common stock dividend of $0.50 per share, which was paid on December 30, 2010, to common shareholders of record at the close of business on December 20, 2010. In April 2011, FCX's Board of Directors declared a supplemental common stock dividend $0.50 per share, which was paid on June 1, 2011, to common shareholders of record at the close of business on May 15, 2011. On December 28, 2011, FCX declared a regular quarterly dividend of $0.25 per share, which was paid on February 1, 2012, to common shareholders of record at the close of business on January 13, 2012. The Board of Directors will continue to review FCX’s financial policy on an ongoing basis.

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

Stock Award Plans.  FCX currently has awards outstanding under its stock-based compensation plans, including two FMC plans resulting from the acquisition. As of December 31, 2011, only two of the plans, both of which are stockholder approved (which are discussed below), have awards available for grant.

The 2003 Stock Incentive Plan (the 2003 Plan) provides for the issuance of stock options, SARs, restricted stock, restricted stock units and other stock-based awards. The 2003 Plan allows FCX to grant awards for up to 16 million common shares to eligible participants. In 2006, FCX’s stockholders approved the 2006 Stock Incentive Plan (the 2006 Plan), and FCX’s stockholders approved amendments to the plan in 2007 primarily to increase the number of shares available for grants and in 2010 to permit grants to outside directors. The 2006 Plan provides for the issuance of stock options, SARs, restricted stock, restricted stock units and other stock-based awards for up to 74 million common shares. As of December 31, 2011, shares available for grant totaled 37.2 million under the 2006 Plan and less than 500 shares under the 2003 Plan.

In connection with the FMC acquisition, former FMC stock options and restricted stock awards were converted into 1,613,190 FCX stock options and 174,782 FCX restricted stock awards, which retain the terms by which they were originally granted under FMC’s plans. The stock options carry a maximum term of 10 years with 1,344,268 stock options vested upon the acquisition of FMC and 268,922 stock options that vested ratably over a three-year period or the period until the participant became retirement-eligible, whichever was shorter. Restricted stock awards generally became fully vested in five years, with a majority of these shares having graded-vesting features in which 25 percent of the shares would vest on the third and fourth anniversaries of the award and the remaining 50 percent in the fifth year. In February 2010, the former FMC restricted stock agreements were amended to accelerate the vesting period of the restricted stock awards that were converted upon the acquisition of FMC; therefore, these restricted stock awards (excluding the cash portion that resulted from the conversion of these restricted stock awards at the time of the acquisition) became fully vested. The fair value of the restricted stock awards was determined based on the quoted market price at the time of the acquisition.

Stock-Based Compensation Cost. Compensation cost charged against earnings for stock-based awards for the years ended December 31 follows:

	2011	2010	2009
Stock options awarded to employees (including directors)	$84	$84	$67
Stock options awarded to nonemployees	1	5	5
Restricted stock units awarded to employees
(including directors)	32	30	29
Restricted stock awards to employees	—	1	2
SARs	(2)	2	4
Total stock-based compensation cost[a]	115	122	107
Tax benefit	(42)	(45)	(41)
Noncontrolling interests’ share	(4)	(3)	(3)
Impact on net income	$69	$74	$63

a.
Amounts are before Rio Tinto’s share of the cost of employee exercises of in-the-money stock options, which decreased consolidated selling, general and administrative expenses by $3 million in 2011, $4 million in 2010 and $2 million in 2009.

FCX did not capitalize any stock-based compensation costs to property, plant, equipment and development costs during the years ended December 31, 2011, 2010 and 2009.

Options and SARs. Stock options and SARs granted under the plans generally expire 10 years after the date of grant and vest in 25 percent annual increments beginning one year from the date of grant. The plans and award agreements provide that participants will receive the following year’s vesting after retirement and provide for accelerated vesting if there is a change in control (as defined in the plans). Therefore, FCX accelerates one year of amortization for retirement-eligible employees.

A summary of options outstanding as of December 31, 2011, including 69,672 SARs, and changes during the year ended December 31, 2011, follows:

	Number of Options	Weighted- Average Option Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at January 1	26,930,444	$30.22
Granted	4,230,500	55.43
Exercised	(3,044,174)	21.88
Expired/Forfeited	(149,625)	37.61
Balance at December 31	27,967,145	34.90	6.9	$152

Vested and exercisable at December 31	13,560,645	$33.10	5.7	$65

Summaries of options outstanding, including SARs, and changes during the years ended December 31 follow:

	2010		2009
	Number of Options	Weighted- Average Option Price	Number of Options	Weighted- Average Option Price
Balance at January 1	24,921,594	$27.59	19,705,894	$32.49
Granted	8,303,000	36.15	7,302,000	12.94
Exercised	(6,081,650)	27.54	(1,571,874)	20.15
Expired/Forfeited	(212,500)	30.29	(514,426)	30.29
Balance at December 31	26,930,444	30.22	24,921,594	27.59

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model. Expected volatility is based on implied volatilities from traded options on FCX’s common stock and historical volatility of FCX’s common stock. FCX uses historical data to estimate future option exercises, forfeitures and expected life of the options. When appropriate, separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected dividend rate is calculated using the annual dividend (excludes supplemental dividends) at the date of grant. The risk-free interest rate is based on Federal Reserve rates in effect for bonds with maturity dates equal to the expected term of the option at the grant date. The weighted-average assumptions used to value stock option awards during the years ended December 31 follow:

	2011	2010	2009
Expected volatility	50.9%	51.9%	70.6%
Expected life of options (in years)	4.34	4.61	4.37
Expected dividend rate	1.8%	0.8%	—%
Risk-free interest rate	1.6%	2.2%	1.5%

The weighted-average grant-date fair value of options granted was $20.58 per option during 2011, $15.33 per option during 2010 and $7.14 per option during 2009. The total intrinsic value of options exercised was $101 million during 2011, $129 million during 2010 and $24 million during 2009. The total fair value of options vested was $89 million during 2011, $61 million during 2010 and $70 million during 2009. As of December 31, 2011, FCX had $101 million of total unrecognized compensation cost related to unvested stock options expected to be recognized over a weighted-average period of 1.5 years.

The following table includes amounts related to exercises of stock options and SARs and vesting of restricted stock units and restricted stock awards during the years ended December 31:

	2011	2010	2009
FCX shares tendered to pay the exercise price
and/or the minimum required taxes[a]	936,811	934,099	542,786
Cash received from stock option exercises	$48	$109	$18
Actual tax benefit realized for tax deductions	45	50	21
Amounts FCX paid for employee taxes	45	28	12
Amounts FCX paid for exercised SARs	1	1	1

a.
Under terms of the related plans, upon exercise of stock options and vesting of restricted stock units and restricted stock awards, employees may tender FCX shares to FCX to pay the exercise price and/or the minimum required taxes.

Restricted Stock Units. FCX has an annual incentive plan for its executive officers that requires a portion of each executive officer's annual bonus be paid in restricted stock units. The maximum annual incentive award pool is a percentage of FCX’s consolidated operating cash flows adjusted for working capital for the preceding year and funding of the pool is subject to a performance condition. Grants of restricted stock units before 2012 vest ratably over three years and provide that the FCX executive officers will receive the following year’s vesting upon retirement provided the performance condition is met. The fair value of these restricted stock unit grants was estimated based on projected operating cash flows for the applicable year and was charged to expense ratably over three years, beginning with the year during which the cash flows were generated as performance of services commenced in the calendar year preceding the date of grant. In February 2012, the terms of restricted stock unit awards under the annual incentive plan were revised. Beginning with 2012 grants, the level of restricted stock units granted will continue to be based on FCX's consolidated operating cash flows adjusted for working capital for the preceding year, but the award will vest after three years subject to FCX attaining a five-year average return on investment (a performance condition defined in the award agreement) of at least six percent. The awards will also be subject to a 20 percent reduction if FCX performs below a group of its peers as defined in the award agreement. The fair value of the awards is estimated using an appropriate valuation model. The awards continue to vest after the recipients retirement or death; therefore, since all of FCX's executive officers are retirement eligible, FCX charges the cost of these awards to expense in the year the cash flows are generated as performance of services is only required in the calendar year preceding the date of grant.

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

A summary of outstanding restricted stock units as of December 31, 2011, and activity during the year ended December 31, 2011, follows:

	Number of Restricted Stock Units	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at January 1	2,140,914
Granted	381,636
Vested	(1,257,274)
Forfeited	—
Balance at December 31	1,265,276	1.4	$47

The total grant-date fair value of restricted stock units granted during the year ended December 31, 2011, was $21 million. The total intrinsic value of restricted stock units vested was $69 million during 2011, $50 million during 2010 and $22 million during 2009. As of December 31, 2011, FCX had $2 million of total unrecognized compensation cost related to unvested restricted stock units expected to be recognized over a weighted-average period of less than one year.

NOTE 12.  INCOME TAXES
Geographic sources of income before income taxes and equity in affiliated companies’ net earnings for the years ended December 31 consist of the following:

	2011	2010	2009
United States	$2,112	$1,307	$98
Foreign	6,706	7,205	5,718
Total	$8,818	$8,512	$5,816

FCX’s provision for income taxes for the years ended December 31 consists of the following:

	2011	2010	2009
Current income taxes:
Federal	$394	$207	$19
State	21	27	7
Foreign	1,948	2,500	2,172
Total current	2,363	2,734	2,198

Deferred income taxes (benefits):
Federal	82	20	(70)
State	(19)	(10)	79
Foreign	661	239	100
Total deferred	724	249	109

Provision for income taxes	$3,087	$2,983	$2,307
A reconciliation of the U.S. federal statutory tax rate to FCX’s effective income tax rate for the years ended December 31 follows:

	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$3,086	35%	$2,979	35%	$2,036	35%
Foreign tax credit limitation	163	2	93	1	112	2
Percentage depletion	(283)	(3)	(263)	(3)	(168)	(3)
Withholding taxes	170	2	174	2	228	4
Valuation allowance on minimum
tax credits	(47)	(1)	18	—	104	2
State income taxes	—	—	17	—	(2)	—
Other items, net	(2)	—	(35)	—	(3)	—
Provision for income taxes	$3,087	35%	$2,983	35%	$2,307	40%

FCX paid federal, state, local and foreign income taxes totaling $3.4 billion in 2011, $2.6 billion in 2010 and $1.6 billion in 2009. FCX received refunds of federal, state, local and foreign income taxes of $15 million in 2011, $26 million in 2010 and $193 million in 2009.

The components of deferred taxes follow:

	December 31,
	2011	2010
Deferred tax assets:
Foreign tax credits	$2,011	$1,837
Net operating loss carryforwards	356	442
Minimum tax credits	406	413
Accrued expenses	962	931
Employee benefit plans	245	215
Inventory	161	164
Other	276	224
Deferred tax assets	4,417	4,226
Valuation allowances	(2,393)	(2,226)
Net deferred tax assets	2,024	2,000

Deferred tax liabilities:
Property, plant, equipment and development costs	(4,227)	(3,874)
Undistributed earnings	(1,010)	(917)
Other	(72)	(28)
Total deferred tax liabilities	(5,309)	(4,819)
Net deferred tax liabilities	$(3,285)	$(2,819)

At December 31, 2011, FCX had U.S. foreign tax credit carryforwards of $2.0 billion that will expire between 2012 and 2021, and U.S. minimum tax credits carryforwards of $406 million that can be carried forward indefinitely, but may be used only to the extent that regular tax exceeds the alternative minimum tax in any given year.

At December 31, 2011, FCX had (i) DRC net operating loss carryforwards of $560 million that can be carried forward indefinitely, (ii) U.S. net state operating loss carryforwards of $468 million million that expire between 2012 and 2031, and (iii) Spanish net operating loss carryforwards of $541 million that expire between 2012 and 2026.

On the basis of available information at December 31, 2011, FCX has provided valuation allowances for certain of its deferred tax assets where FCX believes it is more likely than not that some portion or all of such assets will not be realized. Valuation allowances totaled $2.4 billion at December 31, 2011, and $2.2 billion at December 31, 2010, and covered all of FCX’s U.S. foreign tax credit carryforwards, and a portion of its foreign net operating loss carryforwards, U.S. state net operating loss carryforwards and U.S. minimum tax credit carryforwards. These valuation allowances include $80 million at December 31, 2011, and $59 million at December 31, 2010, for tax benefits that, if recognized, would be credited directly to other comprehensive income.

The $167 million increase in the valuation allowance during 2011 was primarily a result of an increase in foreign tax credit carryforwards, partly offset by a decrease in minimum tax credit carryforwards.

In December 2011, the U.S. Treasury Department issued temporary and proposed regulations on the treatment of amounts paid for repair and maintenance costs of fixed assets. These regulations generally apply to tax years beginning on or after January 1, 2012. Transition rules providing procedural guidance are anticipated to be published during 2012. FCX is currently evaluating the impact of the new regulations on its operating results; however, this evaluation will not be completed until the additional procedural guidance is issued. Neither the regulations nor the additional procedural guidance are expected to have a material impact on FCX's results of operations or financial condition.

In September 2011, Peru enacted a new mining tax and royalty regime. Under the new regime, companies that do not have stability agreements will be subject to a revised royalty and a special mining tax. Cerro Verde operates under a stability agreement and, therefore, is not subject to the revised royalty and special mining tax until its stability agreement expires on December 31, 2013. The Peruvian government has also created a special mining burden that companies with stability agreements can elect to pay. The special mining burden is levied on profits and is based on a sliding scale of 4 to 13 percent, with a maximum effective tax rate of 8.79 percent. Cerro Verde will elect to pay this special mining burden during the remaining term of its stability agreement. As a result, FCX recognized additional current and deferred tax expense of $53 million ($49 million net of noncontrolling interests) for the year 2011. The deferred portion of this accrual relates primarily to the assets recorded in connection with the 2007 acquisition of FMC.

In October 2010, the Chilean legislature approved an increase in mining royalty taxes to help fund earthquake reconstruction activities, education and health programs. Mining royalty taxes at FCX’s El Abra and Candelaria mines were stabilized through 2017 at a rate of 4 percent. However, under the legislation, FCX opted to transfer from its stabilized rate to the sliding scale of 4 to 9 percent (depending on a defined operational margin) for the years 2010 through 2012 and will return to its 4 percent rate for the years 2013 through 2017. Beginning in 2018 and through 2023, rates will move to a sliding scale of 5 to 14 percent.

A summary of the activities associated with FCX’s reserve for unrecognized tax benefits, interest and penalties follows:

	Unrecognized Tax Benefits	Interest	Penalties
Balance at January 1, 2010	$253	$34	$—
Additions:
Prior year tax positions	9	*	*
Current year tax positions	24	*	*
Interest and penalties	—	2	—
Decreases:
Prior year tax positions	(26)	*	*
Current year tax positions	—	*	*
Lapse of statute of limitations	(60)	*	*
Interest and penalties	—	(3)	—
Balance at December 31, 2010	200	33	—
Additions:
Prior year tax positions	25	*	*
Current year tax positions	16	*	*
Interest and penalties	—	7	—
Decreases:
Prior year tax positions	(34)	*	*
Current year tax positions	(8)	*	*
Lapse of statute of limitations	(53)	*	*
Interest and penalties	—	(6)	—
Balance at December 31, 2011	$146	$34	$—
* Amounts not allocated.

The reserve for unrecognized tax benefits of $146 million at December 31, 2011, includes $101 million ($25 million net of income tax benefits) that, if recognized, would reduce FCX’s provision for income taxes.

The net decrease in FCX's reserve for unrecognized tax benefits primarily results from expiration of the applicable statute of limitations that occurred in connection with reaching final settlements with taxing authorities. There continues to be uncertainty related to the timing of settlements with taxing authorities, but if additional settlements are agreed upon during the year 2012, FCX could experience a change in its reserve for unrecognized tax benefits.

FCX or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The tax years for FCX and its significant subsidiaries that remain subject to examination are as follows:

Jurisdiction	Years Under Examination	Additional Open Years
U.S. Federal	Short Year Ending December 31, 2007 2008-2010	2011

Indonesia	2005-2008	2009-2011
Peru	2007-2008	2002-2006, 2009-2011
Chile	2010	2011
Arizona	2003-2007	2008-2011
New Mexico	—	2003-2011

NOTE 13.  CONTINGENCIES
Environmental. FCX incurred environmental capital expenditures and other environmental costs (including joint venture partners’ share) to comply with applicable environmental laws and regulations that affect its operations totaling $387 million in 2011, $372 million in 2010 and $289 million in 2009.

FCX subsidiaries that operate in the U.S. are subject to various federal, state and local environmental laws and regulations that govern emissions of air pollutants; discharges of water pollutants; and generation, handling, storage and disposal of hazardous substances, hazardous wastes and other toxic materials. FCX subsidiaries that operate in the U.S. also are subject to potential liabilities arising under CERCLA or similar state laws that impose responsibility on persons who arranged for the disposal of hazardous substances, and on current and previous owners and operators of a facility for the cleanup of hazardous substances released from the facility into the environment, including damages to natural resources, irrespective of when the damage to the environment occurred or who caused it. That liability often is shared on a joint and several basis with all other owners and operators, meaning that each owner or operator of the property is fully responsible for the cleanup, although in many cases some or all of the other historical owners or operators no longer exist, do not have the financial ability to respond or cannot be found. As a result, because of FCX’s acquisition of FMC in 2007, many of the subsidiary companies FCX now owns are responsible for a wide variety of environmental remediation projects throughout the U.S. FCX expects to spend substantial sums annually for many years to address those remediation issues. Certain FCX subsidiaries have been advised by the U.S. Environmental Protection Agency (EPA), the Department of the Interior, the Department of Agriculture and several state agencies that, under CERCLA or similar state laws and regulations, they may be liable for costs of responding to environmental conditions at a number of sites that have been or are being investigated to determine whether releases of hazardous substances have occurred and, if so, to develop and implement remedial actions to address environmental concerns. As of December 31, 2011, FCX had more than 100 active remediation projects in the U.S. in 27 states. FCX is also subject to claims where the release of hazardous substances is alleged to have damaged natural resources.

A summary of changes in environmental obligations for the years ended December 31 follows:

	2011	2010	2009
Balance at beginning of year	$1,422	$1,464	$1,401
Accretion expense[a]	88	97	102
Additions	132	19	40
Reductions	(68)	—	(3)
Spending	(121)	(158)	(76)
Balance at end of year	1,453	1,422	1,464
Less current portion	(205)	(138)	(168)
Long-term portion	$1,248	$1,284	$1,296

a.	Represents accretion of the fair value of environmental obligations assumed in the acquisition of FMC, which were determined on a discounted cash flow basis.

Estimated environmental cash payments (on an undiscounted and unescalated basis) total $205 million in 2012, $130 million in 2013, $80 million in 2014, $76 million in 2015, $43 million in 2016 and $1.8 billion thereafter. The amounts and timing of these estimated payments could change as a result of changes in regulatory requirements, changes in scope and costs of remediation activities, and as actual spending occurs.

As a result of the acquisition of FMC, FCX was required to record FMC’s environmental obligations at fair value on the acquisition date in accordance with business combination accounting guidance. Significant adjustments to these obligations may occur in the future. New environmental obligations will be recorded as described in Note 1 under “Environmental Expenditures.” At December 31, 2011, FCX’s environmental obligations totaled $2.3 billion on an undiscounted and unescalated basis ($1.5 billion, which included environmental obligations assumed in the FMC acquisition at fair value), and FCX estimates it is reasonably possible that these obligations could range between $2.2 billion and $3.1 billion on an undiscounted and unescalated basis.

FCX believes that there may be potential claims for recovery from other third parties, including the U.S. government and other PRPs. These potential recoveries are not recognized unless realization is considered probable.

At December 31, 2011, the most significant environmental obligations were associated with the Pinal Creek site in Arizona; the Newtown Creek site in New York City; the Gilt Edge mine site in South Dakota; several historical smelter sites principally located in Arizona, Kansas, Oklahoma and Pennsylvania; and uranium mining sites in the western U.S. The recorded environmental obligations for these sites totaled $1.2 billion at December 31, 2011. A discussion of these sites follows.

Pinal Creek. The Pinal Creek site was listed under the Arizona Department of Environmental Quality’s (ADEQ) Water Quality Assurance Revolving Fund program in 1989 for contamination in the shallow alluvial aquifers within the Pinal Creek drainage near Miami, Arizona. Since that time, environmental remediation was performed by members of the Pinal Creek Group (PCG), consisting of FMC Miami, Inc. (Miami), a wholly owned subsidiary of FMC, and two other companies. In 1998, the District Court approved a Consent Decree between the PCG members and the state of Arizona resolving all matters related to an enforcement action contemplated by the state of Arizona against the PCG members with respect to groundwater contamination. The Consent Decree committed the PCG members to complete the remediation work outlined in the Consent Decree, and that work continues at this time and is expected to continue for many years in the future. Miami also was a party to litigation entitled Pinal Creek Group, et al. v. Newmont Mining Corporation, et al., United States District Court, District of Arizona, Case No. CIV 91-1764 PHX DAE (LOA), filed on May 1, 1991. Pursuant to a settlement in 2010, Miami paid $40 million to certain members of the PCG to settle the allocation of previously incurred costs, and agreed to take full responsibility for future groundwater remediation at the Pinal Creek site, with limited exceptions. The settlement did not result in a change to the obligation, which was estimated at fair value when assumed in the FMC acquisition. During 2011, the obligations was increased by $31 million to reflect changes in remediation capping designs that incorporate best practices for side slope regrading and cap thickness.

Newtown Creek. From the 1930s until 1964, Phelps Dodge Refining Corporation (PDRC), a subsidiary of FMC, operated a smelter, and from the 1930s until 1984, it operated a refinery on the banks of Newtown Creek (the creek), which is a 3.5-mile-long waterway that forms part of the boundary between Brooklyn and Queens in New York City. Heavy industrialization along the banks of the creek and discharges from the City of New York’s sewer system over more than a century resulted in significant environmental contamination of the waterway. The New York Attorney General previously notified several companies, including PDRC, about possible obligations to clean up contaminated sediments in the creek. In March and April 2010, EPA notified PDRC and five others that EPA considers them to be PRPs under CERCLA. The notified parties began working with EPA to identify other PRPs, and EPA proposed that the notified parties perform a Remedial Investigation/Feasibility Study (RI/FS) at their expense and reimburse EPA for its oversight costs. EPA is not expected to propose a remedy until after an RI/FS is completed, which is expected to take several years. On September 29, 2010, EPA designated the creek as a Superfund site. Effective July 18, 2011, PDRC and five other parties entered an Administrative Order on Consent to perform a RI/FS to assess the nature and extent of environmental contamination in the creek and identify potential remedial options. FCX's financial obligation for this matter was estimated at fair value when it was assumed in the FMC acquisition and is included in FCX's aggregate environmental obligations. The actual costs of fulfilling this remedial obligation and the allocation of costs among PRPs are uncertain and subject to change based on the results of the RI/FS, the remediation remedy ultimately selected by EPA and related allocation determinations. Depending on the overall cost and the portion allocated to PDRC, that share could be material to FCX.

Gilt Edge Mine Site. On July 12, 2010, FCX was notified by the U.S. Department of Justice, acting at the request of EPA, that it was preparing to file suit in federal court against two of its wholly owned subsidiaries (Cyprus Mines Corporation and Cyprus Amax Minerals Company) and several other parties to recover costs incurred or to be incurred by the U.S. in remediating hazardous substances at the Gilt Edge mine site in Lawrence County, South Dakota. The letter stated that the U.S. would assert that the Cyprus entities are jointly and severally liable with the other parties for all response costs incurred by the U.S. at this site under CERCLA. The letter asserted that the U.S.

had incurred approximately $91 million in response costs and expected to incur significant additional response costs in the future.

In September 2011, FCX reached an agreement in principle to settle this matter, and is currently negotiating the terms of a proposed consent decree with the U.S. If a settlement is finalized that is consistent with the agreement in principle, the amount paid would be financially immaterial to FCX and less than the amount currently included for this matter in FCX's aggregate environmental obligations. If the settlement is not finalized and the U.S. government files suit, FCX intends to vigorously defend this matter.

Historical Smelter Sites. FMC and its predecessors at various times owned or operated copper and zinc smelters in several states, including Arizona, Kansas, Oklahoma and Pennsylvania. For some of these smelter sites, certain FCX subsidiaries have been advised by EPA or state agencies that they may be liable for costs of investigating and, if appropriate, remediating environmental conditions associated with the smelters. At other sites, certain FCX subsidiaries have entered into state voluntary remediation programs to investigate and, if appropriate, remediate site conditions associated with the smelters. The historical smelter sites are in various stages of assessment and remediation. The two most significant environmental obligations for historical smelter sites relate to Blackwell, Oklahoma, and Bisbee, Arizona. In 2011, FCX increased the environmental obligations for historical smelter sites, which were estimated at fair value when assumed in the FMC acquisition, by $36 million, primarily at the Blackwell, Oklahoma, site (refer to discussion below).

Blackwell. From 1916 to 1974, Blackwell Zinc Company, Inc. (BZC), an indirect subsidiary of FCX, owned and operated a zinc smelter in Blackwell, Oklahoma. In 1974, the smelter was demolished and the property deeded to the Blackwell Industrial Authority. Pursuant to an administrative order with the state of Oklahoma, BZC undertook remedial actions in Blackwell in 1996 and 1997, including sampling the nearby residential and commercial properties, and removing soils on properties that were found to have metal concentrations above state-established cleanup standards. From 1997 to 2003, BZC investigated the nature and extent of groundwater contamination potentially attributable to the former smelter and evaluated options for remedying such contamination. In 2003, the state of Oklahoma adopted a cleanup plan requiring the installation of a groundwater extraction and treatment system and the closure of domestic groundwater wells within the groundwater plume area. BZC completed the construction of a groundwater extraction and treatment system, with system startup and initial discharge of treated water occurring in October 2010.

In 2007, FCX, on behalf of BZC, commenced a voluntary community outreach program by inviting property owners in and around Blackwell to have their properties sampled for the presence of smelter-related contaminants, and offering to remediate properties whose soils were found to have metal concentrations above state-established cleanup standards. As of January 1, 2012, residential yard cleanups associated with this outreach effort are essentially complete, although it is possible that additional property owners in the surrounding area could request sampling and remediation of their properties. All of these soil sampling and remediation activities are being coordinated with, and supervised by, the state of Oklahoma.

On April 14, 2008, a purported class action was filed against FCX and several of its direct and indirect subsidiaries, including BZC, entitled Coffey, et al., v. Freeport-McMoRan Copper & Gold, Inc., et al., Kay County, Oklahoma District Court, Case No. CJ-2008-68. The suit alleges that the operations of BZC’s zinc smelter in Blackwell, Oklahoma, from 1918 to 1974 resulted in contamination of soils and groundwater in Blackwell. The complaint seeks unspecified compensatory and injunctive relief and punitive damages on behalf of current property owners as of December 19, 2011, for alleged environmental contamination and other damages to real property. On December 19, 2011, the parties submitted a proposed class settlement to the court for approval, and the court entered a preliminary approval order. Because this is a class action, the settlement requires public notice, opportunity for class members to object or opt out, and a judicial fairness hearing, which is scheduled for March 22, 2012. There is some community opposition to the settlement, so it is possible that it will not be completed as agreed. If the settlement is approved, FCX will pay approximately $70 million (of which the relevant amount is included in environmental obligations and the remaining portion in accounts payable and accrued liabilities) for monetary payments to class members, additional environmental remediation of certain properties in the class area, class counsel's attorneys' fees and settlement administration expenses.

On December 7, 2009, 18 individuals filed a related suit, entitled Brown et al. v. Freeport-McMoRan Copper & Gold Inc., et al., Kay County, Oklahoma District Court, Case No. CJ-2009-213, alleging personal injuries resulting from exposure to lead and seeking compensatory and punitive damages. The case was settled in December 2011 for an immaterial amount.

In January 2012, FCX was advised by representatives of Kay County, Oklahoma (the county where the BZC smelter was located), of plans to assert claims for damages against BZC for permitting large quantities of smelter waste to be used as road building and fill material throughout Kay County over a period of decades. Kay County claims that it will seek financial assistance for removing or covering much of the material and damages for the alleged public nuisance created by the presence of the material. FCX is in the process of assessing these claims.

Bisbee. From the 1880s until 1975, FMC and certain predecessor and subsidiary entities operated a copper mine near Bisbee, Arizona. A series of smelters operated in Bisbee from approximately 1879 through 1908. In 2000, FMC entered the Bisbee area into the Arizona Voluntary Remediation Program (VRP) administered by ADEQ. In 2008, FMC expanded the VRP project to include other communities near Bisbee and commenced a voluntary community outreach program inviting property owners to have soils at their properties sampled for the presence of smelter and mine-related metals. For property owners whose soils are found to have metal concentrations above ADEQ-established cleanup standards, FMC has offered to remove the impacted soils and replace them with clean soils. As a result, FCX increased its environmental obligation for Bisbee soil cleanup by $31 million in 2009. For those property owners that requested sampling, approximately 42 percent require some level of cleanup. As of December 31, 2011, approximately 30 percent of the currently known residential cleanups were completed.

Uranium Mining Sites. During a period between 1940 and the early 1970s, certain FMC predecessor entities were involved in uranium exploration and mining in the western U.S. Similar exploration and mining activities by other companies have caused environmental impacts that have warranted remediation, and EPA and local authorities are currently evaluating the need for significant cleanup activities in the region. To date, FMC has undertaken remediation at a limited number of sites associated with these predecessor entities. An initiative to gather additional information about sites in the region is ongoing, and information gathered under this initiative was submitted to EPA Region 9 during the second and third quarters of 2008 and the fourth quarter of 2009 in response to an information request by EPA regarding uranium mining activities on Navajo Nation properties. FCX utilized the results of FMC’s remediation experience, in combination with historical and updated information to initially estimate the fair value of uranium-related liabilities assumed in the FMC acquisition. During 2011, FCX decreased the environmental obligations estimate by $53 million, to reflect the remedial approaches and timing decisions from EPA and the Navajo Nation on sites that are associated with other parties. These obligations are included in FCX's aggregate environmental obligations.

Asset Retirement Obligations (AROs). FCX’s ARO cost estimates are reflected on a third-party cost basis and comply with FCX’s legal obligation to retire tangible, long-lived assets.

A summary of changes in FCX’s AROs for the years ended December 31 follows:

	2011	2010	2009
Balance at beginning of year	$856	$731	$712
Liabilities incurred	9	5	12
Revisions to cash flow estimates	48	105	(17)
Accretion expense	58	54	52
Spending	(49)	(38)	(28)
Foreign currency translation adjustment	(1)	(1)	—
Balance at end of year	921	856	731
Less current portion	(31)	(69)	(46)
Long-term portion	$890	$787	$685

ARO costs may increase or decrease significantly in the future as a result of changes in regulations, changes in engineering designs and technology, permit modifications or updates, changes in mine plans, inflation or other factors and as actual reclamation spending occurs. ARO activities and expenditures generally are made over an extended period of time commencing near the end of the mine life; however, certain reclamation activities may be accelerated if legally required or if determined to be economically beneficial.

During 2011 and 2010, the revisions to cash flow estimates are primarily related to increased costs of near-term closure activities at the Chino mine in New Mexico. Additionally, accelerated timing of closure activities at the Chino mine resulted in revisions to cash flow estimates during 2010.

Legal requirements in New Mexico, Arizona and Colorado require financial assurance to be provided for the estimated costs of reclamation and closure, including groundwater quality protection programs. FCX has satisfied financial assurance requirements by using a variety of mechanisms, such as performance guarantees, financial capability demonstrations, trust funds, surety bonds, letters of credit and collateral. The applicable regulations specify financial strength tests that are designed to confirm a company’s or guarantor’s financial capability to fund estimated reclamation and closure costs. The amount of financial assurance FCX is required to provide will vary with changes in laws, regulations and reclamation and closure requirements and cost estimates. At December 31, 2011, FCX’s financial assurance obligations associated with these closure and reclamation costs totaled $899 million, of which approximately $565 million was in the form of parent company guarantees and financial capability demonstrations. At December 31, 2011, FCX had trust assets totaling $151 million, which are legally restricted to fund a portion of its AROs for the Chino, Tyrone and Cobre mines as required by New Mexico regulatory authorities.

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

FCX’s New Mexico operations also are subject to regulation under the 1993 New Mexico Mining Act (the Mining Act) and the related rules that are administered by the Mining and Minerals Division (MMD) of the New Mexico Energy, Minerals and Natural Resources Department. Under the Mining Act, mines are required to obtain approval of plans describing the reclamation to be performed following cessation of mining operations. At December 31, 2011, FCX had accrued reclamation and closure costs of $424 million for its New Mexico operations. As stated above, additional accruals may be required based on the state’s review of FCX’s updated closure plans and any resulting permit conditions, and the amount of those accruals could be material.

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

During 2008 and 2009, FCX updated its closure approaches at the Sierrita, Tohono and Bagdad mines to address site-specific regulatory obligations; during 2010, FCX updated its closure approaches for certain facilities at the Bagdad and Morenci mines. During 2011, FCX updated its closure approaches for certain facilities at the Sierrita mine. FCX will continue to evaluate options for future reclamation and closure activities at its other operating and non-operating sites, which are likely to result in additional adjustments to FCX’s ARO liabilities. At December 31, 2011, FCX had accrued reclamation and closure costs of $220 million for its Arizona operations.

Chilean Reclamation and Closure Programs. In July 2011, the Chilean senate passed legislation regulating mine closure, which establishes new requirements for closure plans and becomes effective in November 2012. FCX's Chilean operations will be required to update closure plans and provide financial assurance for these obligations. FCX cannot predict at this time the cost of these closure plans or the levels or forms of financial assurance that may be required. At December 31, 2011, FCX had accrued reclamation and closure costs of $49 million for its Chilean operations.

PT Freeport Indonesia Reclamation and Closure Programs. The ultimate amount of reclamation and closure costs to be incurred at PT Freeport Indonesia’s operations will be determined based on applicable laws and regulations and PT Freeport Indonesia’s assessment of appropriate remedial activities in the circumstances, after consultation with governmental authorities, affected local residents and other affected parties and cannot currently be projected with precision. Estimates of the ultimate reclamation and closure costs PT Freeport Indonesia will incur in the future involve complex issues requiring integrated assessments over a period of many years and are subject to revision over time as more complete studies are performed. Some reclamation costs will be incurred during mining activities, while most closure costs and the remaining reclamation costs will be incurred at the end of mining activities, which are currently estimated to continue for approximately 30 years. At December 31, 2011, PT Freeport Indonesia had accrued reclamation and closure costs of $140 million and a long-term receivable for Rio Tinto’s share of the obligation of $14 million (included in long-term receivables).

In 1996, PT Freeport Indonesia began contributing to a cash fund ($15 million balance at December 31, 2011) designed to accumulate at least $100 million (including interest) by the end of its Indonesia mining activities. PT Freeport Indonesia plans to use this fund, including accrued interest, to pay mine closure and reclamation costs. Any costs in excess of the $100 million fund would be funded by operational cash flow or other sources.

In December 2010, the President of Indonesia issued a regulation regarding mine reclamation and closure, which requires a company to provide a mine closure guarantee in the form of a time deposit placed in a state-owned bank in Indonesia. In accordance with its Contract of Work, PT Freeport Indonesia is working with the Department of Energy and Mineral Resources to review these requirements, including discussion of other options for the mine closure guarantee. In December 2009, PT Freeport Indonesia submitted its revised mine closure plan to the Department of Energy and Mineral Resources for review and has addressed comments received during the course of this review process.

Litigation. FCX is involved in numerous legal proceedings that arise in the ordinary course of business or are associated with environmental issues arising from legacy operations conducted over the years by FMC and its affiliates as discussed in this note under “Environmental.” FCX is also involved periodically in other reviews, investigations and proceedings by government agencies, some of which may result in adverse judgments, settlements, fine, penalties, injunctions or other relief. Management does not believe, based on currently available information, that the outcome of any legal proceeding reported below will have a material adverse effect on FCX's financial condition, although individual outcomes could be material to FCX's operating results for a particular period, depending on the nature and magnitude of the outcome and the operating results for the period. Refer to Note 1 for further discussion of FCX's accounting policy for litigation contingencies.

Asbestos Claims. Since approximately 1990, FMC and various subsidiaries have been named as defendants in a large number of lawsuits that claim personal injury either from exposure to asbestos allegedly contained in electrical wire products produced or marketed many years ago or from asbestos contained in buildings and facilities located at properties owned or operated by FMC affiliates, or from alleged asbestos in talc products. Many of these suits involve a large number of codefendants. Based on litigation results to date and facts currently known, FCX believes there is a reasonable possibility that losses may have been incurred related to these matters; however, FCX also believes that the amounts of any such losses, individually or in the aggregate, are not material to its consolidated financial statements. There can be no assurance, however, that future developments will not alter this conclusion.

Columbian Chemicals Company (Columbian) Claims. Columbian, formerly a subsidiary of FMC, has notified FCX of various indemnification claims arising out of the 2005 agreement pursuant to which Columbian was sold. The principal outstanding claims relate to (1) multiple mass tort suits pending against Columbian in West Virginia state court for alleged personal injury and property damage resulting from exposure to carbon black (the Carbon Black claims) and (2) an investigation being conducted by EPA of potential Clean Air Act violations during the period Columbian was owned by FMC (the Clean Air Act matter). Although FMC believes it is reasonably possible that a loss may be incurred, it believes that its indemnity obligations, if any, for both of these matters are subject to an aggregate cap under the 2005 agreement of approximately $110 million. Columbian disagrees with that position and asserts that FMC's liability for the Carbon Black claims is uncapped. FMC believes Columbian’s exposure, if any, for the Clean Air Act matter is below that aggregate limit, but FMC cannot estimate Columbian’s exposure for the Carbon Black claims. Columbian filed suit in New York state court in April 2010 (Columbian Chemicals Company and Columbian Chemicals Acquisition LLC v. Freeport-McMoRan Corporation f/k/a Phelps Dodge Corporation, County of New York, Supreme Court of the State of New York, Index No. 600999/2010), alleging, among other things, that the Carbon Black claims are the responsibility of FMC, and are not subject to the approximately $110 million cap. FMC is opposing that assertion. FMC intends to meet its obligations under the 2005 agreement, but will vigorously defend against any effort by Columbian to expansively interpret those obligations.

Cerro Verde Tax Proceeding. SUNAT, the Peruvian national tax authority, has assessed mining royalties on materials processed by the Cerro Verde concentrator that commenced operations in late 2006. These assessments cover the period October 2006 to December 2007 and the years 2008 and 2009. SUNAT has issued rulings denying Cerro Verde’s protest of the assessments. Cerro Verde has appealed these decisions and currently has three cases pending before the Peruvian Tax Tribunal. Cerro Verde is challenging these royalties because it believes its stability agreement provides an exemption for all minerals extracted from its mining concession, irrespective of the method used for processing those minerals. Although FCX believes its interpretation of the stability agreement is correct, if Cerro Verde is ultimately found responsible for these assessments, it will also be liable for interest, which accrues at rates that range from approximately 7 to 18 percent based on the year accrued and the currency in which the amounts would be payable. At December 31, 2011, the aggregate amount of the assessments, including interest and penalties, totaled $190 million. SUNAT may continue to assess mining royalties annually until this matter is resolved by the Peruvian Tax Tribunal.

Letters of Credit, Bank Guarantees and Surety Bonds.  Letters of credit and bank guarantees totaled $110 million at December 31, 2011, primarily for reclamation and environmental obligations, workers’ compensation insurance programs, tax and customs obligations, and other commercial obligations. In addition, FCX had surety bonds totaling $148 million at December 31, 2011, associated with reclamation and closure ($127 million – see discussion above), self-insurance bonds primarily for workers’ compensation ($19 million) and other bonds ($2 million).

Insurance.  FCX purchases a variety of insurance products to mitigate potential losses. The various insurance products typically have specified deductible amounts or self-insured retentions and policy limits. FCX generally is self-insured for U.S. workers’ compensation, but purchases excess insurance up to statutory limits. An actuarial analysis is performed twice a year for various FCX casualty programs, including workers’ compensation, to estimate required insurance reserves. Insurance reserves totaled $58 million at December 31, 2011, which consisted of a current portion of $8 million (included in accounts payable and accrued liabilities) and a long-term portion of $50 million (included in other liabilities).

Other. In October 2010, PT Freeport Indonesia received an assessment from the Indonesian tax authorities for additional taxes of $106 million and interest of $52 million related to various audit exceptions for 2005. In November 2011, PT Freeport Indonesia received an assessment from the Indonesian tax authorities for additional taxes of $22 million and interest of $10 million related to various audit exceptions in 2006. PT Freeport Indonesia has paid $109 million (which is included in long-term receivables) for these disputed tax assessments and filed objections to these assessments because it believes it has properly paid all taxes. PT Freeport Indonesia is working with the Indonesian tax authorities to resolve these matters and expects to receive additional assessments from the Indonesian tax authorities for their audit of its 2007 tax return.

In December 2009, PT Freeport Indonesia was notified by the Large Taxpayer's Office of the Government of Indonesia of its view that PT Freeport Indonesia is obligated to pay value added taxes on certain goods imported after the year 2000. The amount of such taxes and related penalties under this view would be significant. PT Freeport Indonesia believes that, pursuant to the terms of its COW, it is only required to pay value added taxes on these types of goods imported after December 30, 2009. PT Freeport Indonesia has not received a formal assessment and is working with the applicable government authorities to resolve this matter.

NOTE 14.  COMMITMENTS AND GUARANTEES
Operating Leases.  FCX leases various types of properties, including offices and equipment. A summary of future minimum rentals under non-cancelable leases at December 31, 2011, follows:

2012	$24
2013	18
2014	15
2015	15
2016	12
Thereafter	116
Total payments	$200

Minimum payments under operating leases have not been reduced by aggregate minimum sublease rentals, which are minimal. Total aggregate rental expense under operating leases was $70 million in 2011, $64 million in 2010 and $74 million in 2009.

Contractual Obligations.  Based on applicable prices at December 31, 2011, FCX has unconditional purchase obligations of $2.1 billion, primarily comprising the procurement of copper concentrates and cathodes ($1.1 billion), electricity ($338 million), transportation services ($293 million) and oxygen ($128 million) that are essential to its operations worldwide. Some of FCX’s unconditional purchase obligations are settled based on the prevailing market rate for the service or commodity purchased. In some cases, the amount of the actual obligation may change over time because of market conditions. Obligations for copper concentrates and cathodes provide for deliveries of specified volumes, at market-based prices, to Atlantic Copper and the North America copper mines. Electricity obligations are primarily for contractual minimum demand at the South America and Tenke Fungurume mines. Transportation obligations are primarily for South America contracted ocean freight and for North America rail freight. Oxygen obligations provide for deliveries of specified volumes, at fixed prices, primarily to Atlantic Copper.

FCX’s future commitments associated with unconditional purchase obligations total $1.3 billion in 2012, $311 million in 2013, $86 million in 2014, $61 million in 2015, $52 million in 2016 and $237 million thereafter. During 2011, 2010 and 2009, FCX fulfilled its minimum contractual purchase obligations or negotiated settlements in those situations in which it terminated an agreement containing an unconditional obligation.

Mining Contracts.  Indonesia. FCX is entitled to mine in Indonesia under the Contract of Work between PT Freeport Indonesia and the Government of Indonesia. The original Contract of Work was entered into in 1967 and was replaced with a new Contract of Work in 1991. The initial term of the current Contract of Work expires in 2021, but can be extended by PT Freeport Indonesia for two 10-year periods, subject to Indonesian government approval, which pursuant to the Contract of Work cannot be withheld or delayed unreasonably. Given the importance of contracts of work under the Indonesian legal system and PT Freeport Indonesia’s approximately 40 years of working with the Indonesian government, which included entering into the Contract of Work in 1991 well before the expiration of the 1967 Contract of Work, PT Freeport Indonesia fully expects that the government will approve the extensions as long as it continues to comply with the terms of the Contract of Work.

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

The copper royalty rate payable by PT Freeport Indonesia under its Contract of Work varies from 1.5 percent of copper net revenue at a copper price of $0.90 or less per pound to 3.5 percent at a copper price of $1.10 or more per pound. The Contract of Work royalty rate for gold and silver sales is at a fixed rate of 1.0 percent.

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

The combined royalties, including the additional royalties that became effective January 1, 1999, totaled $137 million in 2011, $156 million in 2010 and $147 million in 2009.

In 2009, Indonesia enacted a new mining law, which will operate under a licensing system as opposed to the contract of work system that applies to PT Freeport Indonesia. In 2011 and 2010, the Government of Indonesia promulgated regulations under the 2009 mining law and certain provisions that address existing contracts of work. The laws and regulations provide that contracts of work will continue to be honored until their expiration. However, the regulations attempt to apply certain provisions of the new law to existing contracts of work and may seek to apply the licensing system to any extension periods of contract of work, even though PT Freeport Indonesia’s Contract of Work provides for two 10-year extension periods, subject to Indonesian government approval, which pursuant to the Contract of Work cannot be withheld or delayed unreasonably. In February 2012, a new regulation was adopted that would require mining companies in Indonesia to process all minerals domestically and possibly ban export of concentrates and other unrefined minerals. However, PT Freeport Indonesia's existing Contract of Work includes specific provisions that define PT Freeport Indonesia's rights to export product and obligate it to develop domestic smelting facilities, if commercially feasible, or to contract with other domestic smelters on a market basis. In connection with the obligations under its Contract of Work, in 1995, PT Freeport Indonesia constructed the only copper smelter and refinery in Indonesia (which is owned and operated by PT Smelting - refer to Note 2 for further discussion).

Indonesian government officials have periodically undertaken reviews regarding our compliance with Indonesian environmental laws and regulations and the terms of the Contracts of Work. In January 2012, the President of Indonesia issued a decree calling for the creation of a team to evaluate contracts of work for adjustment to the 2009 Mining Law, and accordingly, to take steps to assess and negotiate size of work areas, government revenues, and domestic processing of minerals. The team's assignment runs through December 2013 and the group is expected to provide progress reports to the President every six months. FCX intends to continue to work cooperatively with the Government of Indonesia to complete this review and to seek extension of the Contract of Work beyond 2021, as provided under the terms of the Contract of Work. The Contract of Work can only be modified by mutual agreement between PT Freeport Indonesia and the Government of Indonesia.

Africa. FCX is entitled to mine in the DRC under an Amended and Restated Mining Convention (ARMC) between TFM and the Government of the DRC. The original Mining Convention was entered into in 1996, was replaced with the ARMC in 2005 and further amended in 2011. The current ARMC will remain in effect for as long as the Tenke Fungurume concession is exploitable. The royalty rate payable by TFM under the ARMC is 2 percent of net revenue. These mining royalties totaled $24 million in 2011, $20 million in 2010 and $7 million in 2009.

In February 2008, the Ministry of Mines, Government of the DRC, sent a letter seeking comment on proposed material modifications to the mining contracts for the Tenke Fungurume concession, including the amount of transfer payments payable to the government, the government’s percentage ownership and involvement in the management of the mine, regularization of certain matters under DRC law and the implementation of social plans. In October 2010, the Government of the DRC concluded its review of TFM’s existing mining contracts and confirmed that they are in good standing. TFM’s key fiscal terms, including a 30 percent income tax rate, a 2 percent mining royalty rate and a 1 percent export fee, will continue to apply and are consistent with the rates in the DRC’s current Mining Code. In connection with the review, TFM made several commitments, which have been reflected in amendments to its mining contracts, including (1) an increase in the ownership interest of La Générale des Carrières et des Mines (Gécamines), which is wholly owned by the government of the DRC, from 17.5 percent (non-dilutable) to 20.0 percent (non-dilutable), resulting in a decrease of FCX’s effective ownership interest from 57.75 percent to 56.0 percent and Lundin Mining Corporation’s effective ownership interest from 24.75 percent percent to 24.0 percent; (2) an additional royalty of $1.2 million for each 100,000 metric tons of proven and probable copper reserves above 2.5 million metric tons at the time new reserves are established by FCX; (3) additional payments totaling $30 million to be paid in six equal installments of $5 million upon reaching certain production milestones; (4) conversion of $50 million in intercompany loans to equity; (5) a payment of approximately $5 million for surface area fees and ongoing surface area fees of approximately $0.8 million annually; (6) incorporating clarifying language stating that TFM’s rights and obligations are governed by its ARMC; and (7) expanding Gécamines’ participation in TFM management. TFM has also reiterated its commitment to the use of local services and DRC employment. In connection with the modifications, the annual interest rate on advances from TFM shareholders increases from a rate of LIBOR plus 2 percent to LIBOR plus 6 percent. In December 2010, the addenda to TFM’s ARMC and Amended and Restated Shareholders’ Agreement were signed by the parties. In March 2011, the amendments were approved by a ministerial council, and a Presidential Decree, signed by the President and Prime Minister of the DRC, was issued in April 2011. In addition, the change in FCX’s effective ownership interest in the Tenke Fungurume minerals district and the conversion of intercompany loans to equity will be effected after receiving the required government approval of the modifications to TFM’s bylaws that reflect the agreement with the Government of the DRC.

Community Development Programs.  FCX has adopted policies that govern its working relationships with the communities where it operates. These policies are designed to guide its practices and programs in a manner that respects basic human rights and the culture of the local people impacted by FCX’s operations. FCX continues to make significant expenditures on community development, education, training and cultural programs.

In 1996, PT Freeport Indonesia established the Freeport Partnership Fund for Community Development (Partnership Fund) through which PT Freeport Indonesia has made available funding and technical assistance to support community development initiatives in the area of health, education and economic development of the area. PT Freeport Indonesia has committed through 2016 to provide one percent of its annual revenue for the development of the local people in its area of operations through the Partnership Fund. PT Freeport Indonesia charged $50 million in 2011, $64 million in 2010 and $59 million in 2009 to cost of sales for this commitment.

During 2006, the Peruvian government announced that all mining companies operating in Peru would be required to make annual contributions to local development funds for a five-year period (covering the years 2006 through 2010) when copper prices exceeded certain levels that were adjusted annually. The contribution, which expired in 2010, was equal to 3.75 percent of after-tax profits, of which 2.75 percent was contributed to a local mining fund and 1.00 percent to a regional mining fund. The charge to cost of sales for these local mining fund contributions totaled $41 million in 2010 and $28 million in 2009. Cerro Verde's final contribution to these funds was made in early 2011.

TFM has committed to assist the communities living within its concession in the Katanga province of the DRC. TFM will contribute 0.3 percent of net sales revenue from production to a community development fund to assist the local communities with development of local infrastructure and related services, such as those pertaining to health, education and economic development. TFM charged $4 million in 2011, $3 million in 2010 and $1 million in 2009 to cost of sales for this commitment.

Guarantees.  FCX provides certain financial guarantees (including indirect guarantees of the indebtedness of others) and indemnities.

At its Morenci mine in Arizona, FCX has a venture agreement dated February 7, 1986, with Sumitomo, which includes a put and call option guarantee clause. FCX holds an 85 percent undivided interest in the Morenci complex. Under certain conditions defined in the venture agreement, Sumitomo has the right to sell its 15 percent share to FCX. Likewise, under certain conditions, FCX has the right to purchase Sumitomo’s share of the venture. At December 31, 2011, the maximum potential payment FCX is obligated to make to Sumitomo upon exercise of the put option (or FCX’s exercise of its call option) totaled approximately $123 million based on calculations defined in the venture agreement. At December 31, 2011, FCX had not recorded any liability in its consolidated financial statements in connection with this guarantee as FCX does not believe, based on information available, that it is probable that any amounts will be paid under this guarantee as the fair value of Sumitomo’s 15 percent share is in excess of the exercise price.

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

NOTE 15.  FINANCIAL INSTRUMENTS
FCX does not purchase, hold or sell derivative financial instruments unless there is an existing asset or obligation or it anticipates a future activity that is likely to occur and will result in exposure to market risks that FCX intends to offset or mitigate. FCX does not enter into any derivative financial instruments for speculative purposes, but has entered into derivative financial instruments in limited instances to achieve specific objectives. These objectives principally relate to managing risks associated with commodity price, foreign currency and interest rate risks. The fair values of FCX’s financial derivative instruments are based on widely published market closing prices.

Commodity Contracts.  From time to time, FCX has entered into forward, futures, and swap contracts to hedge the market risk associated with fluctuations in the prices of commodities it purchases and sells. Derivative financial instruments used by FCX to manage its risks do not contain credit risk-related contingent provisions. As of December 31, 2011 and 2010, FCX had no price protection contracts relating to its mine production. A summary of FCX’s derivative contracts and programs follows.

Derivatives Designated as Hedging Instruments – Fair Value Hedges
Copper Futures and Swap Contracts. Some of FMC’s U.S. copper rod customers request a fixed market price instead of the COMEX average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures and swap contracts and then liquidating the copper futures contracts and settling the copper swap contracts during the month of shipment, which generally results in FCX receiving the COMEX average copper price in the month of shipment. Hedge gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses during the three years ended December 31, 2011, resulting from hedge ineffectiveness. At December 31, 2011, FCX held copper futures and swap contracts that qualified for hedge accounting for 73 million pounds at an average contract price of $3.58 per pound, with maturities through April 2013.

A summary of gains (losses) recognized in revenues for derivative financial instruments related to commodity contracts that are designated and qualify as fair value hedge transactions, along with the unrealized gains (losses) on the related hedged item (firm sales commitments) for the years ended December 31 follows:

	2011	2010	2009
Unrealized gains (losses):
Derivative financial instruments	$(28)	$7	$11
Hedged item	28	(7)	(11)
Realized gains (losses):
Matured derivative financial instruments	(28)	37	49

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
A summary of FCX’s embedded derivatives at December 31, 2011, follows:

	Open	Average Price Per Unit		Maturities
	Positions	Contract	Market	Through
Embedded derivatives in provisional sales contracts:
Copper (millions of pounds)	388	$3.55	$3.44	June 2012
Gold (thousands of ounces)	52	1,676	1,576	February 2012
Embedded derivatives in provisional purchase contracts:
Copper (millions of pounds)	376	3.56	3.45	April 2012
Molybdenum (thousands of pounds)	33	11.80	11.78	January 2012

Copper Forward Contracts. Atlantic Copper enters into forward copper contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in cost of sales. At December 31, 2011, Atlantic Copper held net forward copper purchase contracts for 18 million pounds at an average contract price of $3.35 per pound, with maturities through March 2012.

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

Copper Futures and Swap Contracts. In addition to the contracts discussed above that qualify for fair value hedge accounting, FCX also had similar contracts with some of FMC’s U.S. copper rod customers that did not qualify for hedge accounting because of certain terms in the sales contracts prior to 2010. Gains and losses for these economic hedge transactions were recorded in revenues.

A summary of the realized and unrealized gains (losses) recognized in income before income taxes and equity in affiliated companies’ net earnings for commodity contracts that do not qualify as hedge transactions, including embedded derivatives, for the years ended December 31 follows:

	2011	2010	2009
Embedded derivatives in provisional sales contracts[a]	$(519)	$619	$1,393
Embedded derivatives in provisional purchase contracts[b]	—	(2)	(3)
Copper forward contracts[a]	—	—	(104)
Copper forward contracts[b]	(2)	(30)	2
Copper futures and swap contracts[a]	—	—	64

a.	Amounts recorded in revenues.

b.	Amounts recorded in cost of sales as production and delivery costs.

Unsettled Derivative Financial Instruments
A summary of the fair values of unsettled derivative financial instruments recorded on the consolidated balance sheets follows:

	December 31,
	2011	2010
Derivatives designated as hedging instruments
Commodity contracts:
Copper futures and swap contracts:[a]
Asset position[b]	$3	$18
Liability position[c]	(13)	—

Derivatives not designated as hedging instruments
Commodity contracts:
Embedded derivatives in provisional sales/purchases contracts:[d]
Asset position	$72	$357
Liability position	(82)	(115)
Copper forward contracts:
Asset position[b]	2	—
Liability position[c]	—	(10)

a.
FCX had paid $31 million to brokers at December 31, 2011, and $3 million at December 31, 2010, for margin requirements (recorded in other current assets). In addition, FCX held $3 million in margin funding from customers at December 31, 2011, and $8 million from brokers at December 31, 2010, associated with margin requirements (recorded in accounts payable and accrued liabilities).

b.	Amounts recorded in other current assets.

c.	Amounts recorded in accounts payable and accrued liabilities.

d.	Amounts recorded either as a net accounts receivable or a net accounts payable.

Foreign Currency Exchange Contracts.  As a global company, FCX transacts business in many countries and currencies. Foreign currency transactions of FCX’s international subsidiaries increase its risks because exchange rates can change between the time agreements are made and the time foreign currency transactions are settled. FCX may hedge or protect its international subsidiaries’ foreign currency transactions from time to time by entering into forward exchange contracts to lock in or minimize the effects of fluctuations in exchange rates. FCX had no outstanding foreign currency exchange contracts at December 31, 2011.

Interest Rate Swap Contracts.  From time to time, FCX or its subsidiaries may enter into interest rate swaps to manage its exposure to interest rate changes and to achieve a desired proportion of fixed-rate versus floating-rate debt based on current and projected market conditions. FCX may enter into fixed-to-floating interest rate swap contracts to protect against changes in the fair value of the underlying fixed-rate debt that result from market interest rate changes and to take advantage of lower interest rates. FCX had no outstanding interest rate swap contracts at December 31, 2011.

Credit Risk.  FCX is exposed to credit loss when financial institutions with which FCX has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses counterparties that meet certain requirements and periodically reviews the creditworthiness of these counterparties. FCX does not anticipate that any of the counterparties it deals with will default on their obligations. As of December 31, 2011, FCX did not have any significant credit exposure associated with derivative transactions.

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

Trust Assets and Available-for-Sale Securities. The financial statement amount represents the fair value of trust assets and available-for-sale securities (see Note 16 for further discussion of fair values).

Long-Term Debt. The financial statement amount represents cost except for long-term debt acquired in the FMC acquisition, which was recorded at fair value at the acquisition date.

NOTE 16.  FAIR VALUE MEASUREMENT
Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs).

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

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

A summary of FCX’s financial assets and liabilities measured at fair value on a recurring basis follows:

	Fair Value at December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$4,007	$4,007	$—	$—

Trust assets:
Government mortgage-backed securities	47	—	47	—
U.S. core fixed income fund	46	—	46	—
Government bonds and notes	21	—	21	—
Corporate bonds	19	—	19	—
Money market funds	9	9	—	—
Asset-backed securities	9	—	9	—
Municipal bonds	1	—	1	—
Total trust assets	152	9	143	—

Available-for-sale securities:
Equity securities	9	9	—	—
Money market funds	2	2	—	—
Total available-for-sale securities	11	11	—	—

Derivatives:
Embedded derivatives in provisional sales/purchases
contracts	72	—	72	—
Copper futures and swap contracts	3	3	—	—
Copper forward contracts	2	1	1	—
Total derivative assets	77	4	73	—

Total assets	$4,247	$4,031	$216	$—

Liabilities
Derivatives:
Embedded derivatives in provisional sales/purchases
contracts	$(82)	$—	$(82)	$—
Copper futures and swap contracts	(13)	(11)	(2)	—
Total derivative liabilities	$(95)	$(11)	$(84)	$—

	Fair Value at December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$3,584	$3,584	$—	$—

Trust assets:
U.S. core fixed income fund	42	—	42	—
Government mortgage-backed securities	35	—	35	—
Corporate bonds	23	—	23	—
Asset-backed securities	22	—	22	—
Money market funds	15	15	—	—
Government bonds and notes	10	—	10	—
Municipal bonds	1	—	1	—
Total trust assets	148	15	133	—

Available-for-sale securities:[a]
Equity securities	9	9	—	—
Money market funds	6	6	—	—
Total available-for-sale securities	15	15	—	—

Derivatives:
Embedded derivatives in provisional sales/purchases
contracts[b]	357	—	357	—
Copper futures and swap contracts	18	18	—	—
Total derivative assets	375	18	357	—

Total assets	$4,122	$3,632	$490	$—

Liabilities
Derivatives:
Embedded derivatives in provisional sales/purchases
contracts[b]	$(115)	$—	$(115)	$—
Copper forward contracts	(10)	(1)	(9)	—
Total derivative liabilities	$(125)	$(1)	$(124)	$—

a.	Excluded were $19 million of time deposits.

b.
At the end of 2011, FCX reevaluated its level determination for its embedded derivatives in provisional sales/purchases contracts, including those reported at December 31, 2010. Although the critical input in these measurements are quoted market prices for copper, gold and molybdenum, the contracts themselves are not traded on an exchange and, therefore, are more appropriately classified within Level 2 of the fair value hierarchy.

Valuation Techniques

Money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Fixed income securities (government and agency securities, U.S. core fixed income fund, corporate bonds and asset-backed securities) are valued using a bid evaluation or a mid evaluation. A bid evaluation is an estimated price at which a dealer would pay for a security. A mid evaluation is the average of the estimated price at which a dealer would sell a security and the estimated price at which a dealer would pay for a security. These evaluations are based on quoted prices, if available, or models that use observable inputs and, as such, are classified within Level 2 of the fair value hierarchy.

Equity securities are valued at the closing price reported on the active market on which the individual securities are traded and, as such, are classified within Level 1 of the fair value hierarchy.

FCX’s embedded derivatives on provisional copper concentrate, copper cathode and gold purchases and sales have critical inputs of quoted monthly LME or COMEX forward prices (copper) and the London Bullion Market Association forward price (gold) at each reporting date based on the month of maturity; however, FCX's contracts themselves are not traded on an exchange, as such, these derivatives are classified within Level 2 of the fair value hierarchy. FCX’s embedded derivatives on provisional molybdenum purchases have critical inputs based on the latest average weekly Metals Week Molybdenum Dealer Oxide prices; however, FCX's contracts themselves are not traded on an exchange, as such, these derivatives are classified within Level 2 of the fair value hierarchy.

FCX’s derivative financial instruments for copper futures and swap contracts and forward contracts that are traded on the respective exchanges are classified within Level 1 of the fair value hierarchy because they are valued using quoted monthly COMEX or LME forward prices at each reporting date based on the month of maturity (refer to Note 15 for further discussion). Certain of these contracts are traded on the over-the-counter market and are classified as Level 2 of the fair value hierarchy.

The techniques described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with other market participants, the use of different techniques or assumptions to determine fair value of certain financial instruments could result in a different fair value measured at the reporting date. There have been no changes in the techniques used at December 31, 2011.

The carrying value for certain FCX financial instruments (i.e., accounts receivable, accounts payable and accrued liabilities, dividends payable, and Rio Tinto's share of joint venture cash flows) approximate fair value and, therefore, have been excluded from the table below. A summary of the carrying amount and fair value of FCX’s other financial instruments as of December 31 follows:

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents[a]	$4,822	$4,822	$3,738	$3,738
MMR cost investment[b]	475	507	500	623
Net embedded derivatives included in accounts
receivable or payable	(10)	(10)	242	242
Trust assets (current and long-term)[a,c]	152	152	148	148
Available-for-sale securities (current and
long-term)[a,c]	11	11	34	34
Derivative assets[a,d]	5	5	18	18
Derivative liabilities[a,e]	(13)	(13)	(10)	(10)
Debt (including amounts due within one year)[f]	(3,537)	(3,797)	(4,755)	(5,146)

a.	Recorded at fair value.

b.
Recorded at cost and included in other assets. At December 31, 2011, these securities were not actively trading; as such, fair value was based on a pricing simulation model using MMR's publicly traded common stock as the most significant observable input. At December 31, 2010, fair value was based on a bid evaluation, which is an estimated price at which a dealer would pay for a security.

c.	Current portion included in other current assets and long-term portion included in other assets.

d.	Included in other current assets.

e.	Included in accounts payable and accrued liabilities.

f.
Recorded at cost except for long-term debt acquired in the FMC acquisition, which was recorded at fair value at the acquisition date. Fair value of substantially all of FCX’s long-term debt is estimated based on quoted market prices.

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

Morenci. The Morenci open-pit mine, located in southeastern Arizona, produces copper cathodes and copper concentrates. In addition, the Morenci mine produces molybdenum concentrates. The Morenci mine produced 42 percent of FCX’s North America copper during 2011.

Other Mines. Other mines include FCX’s other operating southwestern U.S. copper mines – Sierrita, Bagdad, Safford, Miami, Tyrone and Chino. In addition to copper, certain of these mines (primarily the Sierrita and Bagdad mines) produce molybdenum concentrates.

South America.  South America mining includes four operating copper mines – Cerro Verde in Peru, and Candelaria, Ojos del Salado and El Abra in Chile. These operations include open-pit and underground mining, sulfide ore concentrating, leaching and SX/EW operations. South America mining includes the Cerro Verde copper mine as a reportable segment.

Cerro Verde. The Cerro Verde open-pit copper mine, located near Arequipa, Peru, produces copper cathodes and copper concentrates. In addition to copper, the Cerro Verde mine produces molybdenum concentrates. The Cerro Verde mine produced 50 percent of FCX’s South America copper during 2011.

Other Mines. Other mines include FCX’s Chilean copper mines – Candelaria, Ojos del Salado and El Abra. In addition to copper, the Candelaria and Ojos del Salado mines produce gold and silver.

Indonesia.  Indonesia mining includes PT Freeport Indonesia’s Grasberg minerals district. PT Freeport Indonesia produces copper concentrates, which contain significant quantities of gold and silver.

Africa.  Africa mining includes the Tenke Fungurume minerals district. The Tenke Fungurume mine includes open-pit mining, leaching and SX/EW operations. In addition to copper, the Tenke Fungurume mine produces cobalt hydroxide. Copper cathode production commenced in March 2009.

Molybdenum.  The Molybdenum segment is an integrated producer of molybdenum, with mining, sulfide ore concentrating, roasting and processing facilities that produce high-purity, molybdenum-based chemicals, molybdenum metal powder and metallurgical products, which are sold to customers around the world, and includes the wholly owned Henderson molybdenum mine in Colorado and related conversion facilities. The Henderson underground mine produces high-purity, chemical-grade molybdenum concentrates, which are typically further processed into value-added molybdenum chemical products. This segment also includes a sales company that purchases and sells molybdenum from the Henderson mine as well as from FCX’s North and South America copper mines that also produce molybdenum. This segment also includes FCX’s wholly owned Climax molybdenum mine in Colorado, for which construction activities are substantially complete and is planned to commence production during 2012.

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

Atlantic Copper Smelting & Refining.  Atlantic Copper, FCX’s wholly owned smelting unit in Spain, smelts and refines copper concentrates and markets refined copper and precious metals in slimes. During 2011, Atlantic Copper purchased 17 percent of its concentrate requirements from PT Freeport Indonesia and 30 percent from the South America mines at market prices.

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

Product Revenue
FCX revenues attributable to the products it produced for the years ended December 31 follow:

	2011	2010	2009
Refined copper products	$10,297	$9,203	$6,563
Copper in concentrates[a]	5,938	5,674	4,763
Gold	2,429	2,370	2,591
Molybdenum	1,348	1,143	792
Other	868	592	331
Total	$20,880	$18,982	$15,040

a.	Amounts are net of treatment and refining charges totaling $362 million for 2011, $413 million for 2010 and $429 million for 2009.

Geographic Area
Information concerning financial data by geographic area follows:

	Years Ended December 31,
	2011	2010	2009
Revenues:[a]
United States	$7,176	$5,295	$4,890
Japan	2,501	3,428	3,093
Indonesia	2,266	2,266	1,937
Spain	1,643	1,483	986
Switzerland	1,219	1,063	379
China	942	795	496
India	878	690	566
Chile	741	759	563
Korea	561	745	475
Others	2,953	2,458	1,655
Total	$20,880	$18,982	$15,040

a.	Revenues are attributed to countries based on the location of the customer.

	December 31,
	2011	2010	2009
Long-lived assets:[a]
United States	$7,899	$7,101	$6,499
Indonesia	4,469	3,475	3,298
Democratic Republic of Congo	3,497	3,220	3,207
Peru	3,265	3,203	3,240
Chile	2,242	1,892	1,519
Spain	257	266	277
Others	68	48	50
Total	$21,697	$19,205	$18,090

a.	Long-lived assets exclude deferred tax assets and intangible assets.

Major Customers
Sales to PT Smelting totaled $2.3 billion in 2011 and 2010 (11 percent and 12 percent, respectively, of FCX’s consolidated revenues) and $1.9 billion (13 percent of FCX's consolidated revenues) in 2009. Refer to Note 2 for further discussion of FCX’s investment in PT Smelting.

Business Segments
Business segments data for the years ended December 31 are presented in the following tables.

Business Segments

	North America Copper Mines			South America			Indonesia		Africa
	Morenci	Other Mines	Total	Cerro Verde	Other Mines	Total	Grasberg		Tenke Fung-urume	Molyb- denum	Rod & Refining	Atlantic Copper Smelting & Refining	Corporate, Other & Elimi- nations	FCX Total
Year Ended December 31, 2011
Revenues:
Unaffiliated customers	$418	$180	$598	$2,115	$2,457	$4,572	$4,504	[a]	$1,282	$1,424	$5,523	$2,969	$8	$20,880
Intersegment	1,697	3,338	5,035	417	269	686	542		7	—	26	15	(6,311)	—
Production and delivery	984	1,645	2,629	827	1,078	1,905	1,902		591	1,036	5,527	2,991	(6,683)	9,898
Depreciation, depletion and amortization	116	163	279	135	123	258	215		140	60	8	40	22	1,022
Selling, general and administrative expenses	2	2	4	4	3	7	124		8	15	—	22	235	415
Exploration and research expenses	7	—	7	—	—	—	—		—	3	—	—	261	271
Environmental and shutdown expenses	4	(15)	(11)	—	—	—	—		—	—	1	—	144	134
Operating income (loss)	1,002	1,723	2,725	1,566	1,522	3,088	2,805		550	310	13	(69)	(282)	9,140
Interest expense, net	2	6	8	1	—	1	8		6	—	—	15	274	312
Provision for income taxes	—	—	—	553	522	1,075	1,256		120	—	—	—	636	3,087
Total assets at December 31, 2011	2,006	5,086	7,092	5,110	3,604	8,714	5,349		3,890	2,434	259	1,109	3,223	32,070
Capital expenditures	95	400	495	198	405	603	648		193	461	10	32	92	2,534

Year Ended December 31, 2010
Revenues:
Unaffiliated customers	$59	$52	$111	$1,957	$2,449	$4,406	$5,230	[a]	$1,106	$1,205	$4,444	$2,473	$7	$18,982
Intersegment	1,465	2,597	4,062	453	132	585	1,147		—	—	26	18	(5,838)	—
Production and delivery	691	1,361	2,052	705	973	1,678	1,904		488	784	4,442	2,470	(5,483)	8,335
Depreciation, depletion and amortization	134	139	273	148	102	250	257		128	51	8	38	31	1,036
Selling, general and administrative expenses	—	—	—	—	—	—	117		—	11	—	20	233	381
Exploration and research expenses	—	—	—	—	—	—	—		—	2	—	—	141	143
Environmental and shutdown expenses	—	—	—	—	—	—	—		—	—	1	—	18	19
Operating income (loss)	699	1,149	1,848	1,557	1,506	3,063	4,099		490	357	19	(37)	(771)	9,068
Interest expense, net	4	10	14	—	—	—	—		5	—	—	10	433	462
Provision for income taxes	—	—	—	516	483	999	1,709		118	—	—	—	157	2,983
Total assets at December 31, 2010	1,940	4,477	6,417	4,272	3,263	7,535	6,048		3,640	1,897	311	1,317	2,221	29,386
Capital expenditures	47	186	233	106	364	470	436		100	89	7	28	49	1,412

a.	Includes PT Freeport Indonesia's sales to PT Smelting totaling $2.3 billion in 2011 and 2010.

	North America Copper Mines			South America			Indonesia		Africa
	Morenci	Other Mines	Total	Cerro Verde	Other Mines	Total	Grasberg		Tenke Fung-urume		Molyb- denum	Rod & Refining	Atlantic Copper Smelting & Refining	Corporate, Other & Elimi- nations	FCX Total
Year Ended December 31, 2009
Revenues:
Unaffiliated customers	$68	$94	$162	$1,491	$1,950	$3,441	$4,972	[a]	$389		$847	$3,328	$1,892	$9	$15,040
Intersegment	1,074	2,028	3,102	286	112	398	936		—		—	28	—	(4,464)	—
Production and delivery	623	1,288	1,911	648	915	1,563	1,505		315	[b]	660	3,336	1,895	(4,179)	7,006
Depreciation, depletion and amortization	142	138	280	153	122	275	275		66		49	8	36	25	1,014
Selling, general and administrative expenses	—	—	—	—	—	—	94		—		11	—	17	199	321
Exploration and research expenses	—	—	—	—	—	—	—		—		2	—	—	88	90
Environmental and shutdown expenses[c]	26	27	53	—	—	—	—		—		(1)	(2)	—	56	106
Operating income (loss)	351	669	1,020	976	1,025	2,001	4,034		8		126	14	(56)	(644)	6,503
Interest expense, net	3	12	15	—	2	2	(3)		10		—	—	5	557	586
Provision for (benefit from) income taxes	—	—	—	313	337	650	1,697		(15)		—	—	—	(25)	2,307
Total assets at December 31, 2009	1,934	4,207	6,141	3,937	2,515	6,452	4,974		3,386		1,731	291	991	2,030	25,996
Capital expenditures	46	299	345	103	61	164	266		659		82	9	31	31	1,587

a.	Includes PT Freeport Indonesia's sales to PT Smelting totaling $1.9 billion.

b.	Includes charges totaling $50 million associated with Tenke Fungurume's project start-up costs.

c.	Includes charges totaling $23 million associated with net restructuring charges, primarily at the Morenci mine.

NOTE 18:  SUPPLEMENTARY MINERAL RESERVE INFORMATION (UNAUDITED)
Recoverable proven and probable reserves have been calculated as of December 31, 2011, in accordance with Industry Guide 7 as required by the Securities Exchange Act of 1934. FCX’s proven and probable reserves may not be comparable to similar information regarding mineral reserves disclosed in accordance with the guidance in other countries. Proven and probable reserves were determined by the use of mapping, drilling, sampling, assaying and evaluation methods generally applied in the mining industry, as more fully discussed below. The term “reserve,” as used in the reserve data presented here, means that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination. The term “proven reserves” means reserves for which (i) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (ii) grade and/or quality are computed from the results of detailed sampling; and (iii) the sites for inspection, sampling and measurements are spaced so closely and the geologic character is sufficiently defined that size, shape, depth and mineral content of reserves are well established. The term “probable reserves” means reserves for which quantity and grade are computed from information similar to that used for proven reserves but the sites for sampling are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

FCX’s reserve estimates are based on the latest available geological and geotechnical studies. FCX conducts ongoing studies of its ore bodies to optimize economic values and to manage risk. FCX revises its mine plans and estimates of proven and probable mineral reserves as required in accordance with the latest available studies.

Estimated recoverable proven and probable reserves at December 31, 2011, were determined using long-term average prices of $2.00 per pound for copper, $750 per ounce for gold, $10 per pound for molybdenum, $15 per ounce for silver and $10 per pound for cobalt, consistent with year-end 2010. For the three year period ended December 31, 2011, LME spot copper prices averaged $3.25 per pound, London PM gold prices averaged $1,245 per ounce and the weekly average price for molybdenum quoted by Metals Week averaged $14.06 per pound. The recoverable proven and probable reserves presented in the table below represent the estimated metal quantities from which FCX expects to be paid after application of estimated metallurgical recovery rates and smelter recovery rates, where applicable. Recoverable reserves are that part of a mineral deposit that FCX estimates can be economically and legally extracted or produced at the time of the reserve determination.

	Recoverable Proven and Probable Reserves
	December 31, 2011
	Copper[a] (billion pounds)	Gold (million ounces)	Molybdenum (billion pounds)
North America	40.6	0.4	2.71
South America	39.1	1.3	0.71
Indonesia	31.6	32.2	—
Africa	8.4	—	—
Consolidated basis[b]	119.7	33.9	3.42
Net equity interest[c]	96.1	30.6	3.09

a.	Consolidated recoverable copper reserves include 3.1 billion pounds in leach stockpiles and 1.3 billion pounds in mill stockpiles.

b.
Consolidated basis reserves represent estimated metal quantities after reduction for joint venture partner interests at the Morenci mine in North America and the Grasberg minerals district in Indonesia. Excluded from the table above are FCX’s estimated recoverable proven and probable reserves of 0.86 billion pounds of cobalt at Tenke Fungurume and 330.3 million ounces of silver in Indonesia, South America and North America.

c.
Net equity interest reserves represent estimated consolidated basis metal quantities further reduced for noncontrolling interest ownership. Excluded from the table above are FCX’s estimated recoverable proven and probable reserves of 0.49 billion pounds of cobalt at Tenke Fungurume and 272.1 million ounces of silver in Indonesia, South America and North America.

	100% Basis
		Average Ore Grade Per Metric Ton					Recoverable Proven and Probable Reserves[a]
	Ore (million	Copper	Gold		Molybdenum		Copper (billion	Gold (million	Molybdenum (billion
Year-End	metric tons)	(%)	(grams)		(%)		pounds)	ounces)	pounds)
2007	12,224	0.51	0.20		0.01		110.4	54.1	2.04
2008	14,067	0.48	0.17		0.01		118.8	53.4	2.49
2009	13,807	0.49	0.17		0.01		120.9	49.8	2.60
2010	18,516	0.42	0.12		0.01		137.9	47.9	3.41
2011	17,739	0.43	0.12		0.01		136.7	46.1	3.43
By Area at December 31, 2011:
North America
Developed and producing:
Morenci	4,250	0.27	—		—	[b]	15.6	—	0.09
Bagdad	1,629	0.30	—	[b]	0.02		8.7	0.1	0.40
Safford	206	0.43	—		—		1.6	—	—
Sierrita	2,777	0.23	—	[b]	0.03		12.1	0.1	1.24
Tyrone	148	0.29	—		—		0.7	—	—
Chino	421	0.42	0.02		—	[b]	3.5	0.2	0.01
Miami	60	0.47	—		—		0.5	—	—
Henderson	121	—	—		0.17		—	—	0.40
Undeveloped:
Climax	187	—	—		0.16		—	—	0.58
Cobre	73	0.39	—		—		0.3	—	—
South America
Developed and producing:
Cerro Verde	3,977	0.39	—		0.01		30.2	—	0.71
El Abra	881	0.42	—		—		4.3	—	—
Candelaria	339	0.58	0.13		—		4.5	1.2	—
Ojos del Salado	6	1.00	0.25		—		0.1	0.1	—
Indonesia
Developed and producing:
Grasberg open pit	312	0.85	0.91		—		4.9	7.3	—
Deep Ore Zone	206	0.57	0.69		—		2.2	3.5	—
Big Gossan	56	2.18	0.97		—		2.4	1.2	—
Undeveloped:
Grasberg block cave	1,019	0.98	0.77		—		18.7	16.3	—
Kucing Liar	420	1.23	1.09		—		9.7	6.8	—
Deep Mill Level Zone	510	0.85	0.72		—		8.3	9.3	—
Africa
Developed and producing:
Tenke Fungurume	141	3.00	—		—		8.4	—	—
Total 100% basis	17,739						136.7	46.1	3.43
Consolidated basis[c]							119.7	33.9	3.42
FCX’s equity share[d]							96.1	30.6	3.09

a.	Includes estimated recoverable metals contained in stockpiles.

b.	Amounts not shown because of rounding.

c.
Consolidated basis reserves represent estimated metal quantities after reduction for joint venture partner interests at the Morenci mine in North America and the Grasberg minerals district in Indonesia.

d.	Net equity interest reserves represent estimated consolidated basis metal quantities further reduced for noncontrolling interest ownership.

NOTE 19.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Year
2011
Revenues	$5,709		$5,814		$5,195		$4,162		$20,880
Operating income	2,936		2,757		2,150		1,297	[a]	9,140	[a]
Net income	1,861		1,726		1,294	[b]	866		5,747	[b]
Net income attributable to noncontrolling
interests	362		358		241		226		1,187
Net income attributable to FCX common
stockholders	1,499	[c]	1,368	[c]	1,053	[b]	640	[a]	4,560	[a,b,c]
Basic net income per share attributable
to FCX common stockholders	1.58		1.44		1.11		0.67		4.81
Diluted net income per share attributable
to FCX common stockholders	1.57	[c]	1.43	[c]	1.10	[b]	0.67	[a]	4.78	[a,b,c]

2010
Revenues	$4,363		$3,864		$5,152		$5,603		$18,982
Operating income	2,048		1,424		2,499		3,097		9,068
Net income	1,215		832		1,533		1,964		5,544
Net income attributable to noncontrolling
interests	270		168		355		415		1,208
Net income attributable to FCX common
stockholders	897	[d]	649	[d]	1,178		1,549	[d]	4,273	[d]
Basic net income per share attributable
to FCX common stockholders	1.04		0.71		1.25		1.64		4.67
Diluted net income per share attributable
to FCX common stockholders	1.00	[d]	0.70	[d]	1.24		1.63	[d]	4.57	[d]
 All references to income or losses per share are on a diluted basis.

a.
Includes charges totaling $116 million ($50 million to net income attributable to common stock or $0.05 per share) for the fourth quarter and the year primarily associated with bonuses for new labor agreements and other employee costs at PT Freeport Indonesia, Cerro Verde and El Abra.

b.
Includes additional taxes of $57 million ($50 million net of noncontrolling interests or $0.05 per share) in the third quarter and $53 million ($49 million net of noncontrolling interests or $0.05 per share) for the year associated with Peru's new mining tax and royalty regime. Refer to Note 12 for for further discussion.

c.
Includes losses on early extinguishment of debt totaling $6 million ($0.01 per share) in the first quarter, $54 million ($0.06 per share) in the second quarter and $60 million ($0.06 per share) for the year. Refer to Note 9 for further discussion.

d.
Includes losses on early extinguishment of debt totaling $23 million ($0.02 per share) in the first quarter, $42 million ($0.05 per share) in the second quarter, $3 million (less than $0.01 per share) in the fourth quarter and $71 million ($0.07 per share) for the year. Refer to Note 9 for further discussion.

NOTE 20.  SUBSEQUENT EVENTS
On February 7, 2012, the Board of Directors authorized an increase in the cash dividend on FCX's common stock from an annual rate of $1.00 per share to $1.25 per share ($0.3125 per share quarterly), with the first quarterly dividend expected to be paid on May 1, 2012.

In February 2012, FCX sold $500 million of 1.40% Senior Notes due 2015, $500 million of 2.15% Senior Notes due 2017 and $2.0 billion of 3.55% Senior Notes due 2022 for total net proceeds of $2,971 million. Interest on the 1.40% Senior Notes is payable semiannually on February 13 and August 13 commencing on August 13, 2012. Interest on the 2.15% Senior Notes and the 3.55% Senior Notes is payable semiannually on March 1 and September 1 commencing on September 1, 2012. The unsecured senior notes rank equally with FCX's other existing and future unsecured and unsubordinated indebtedness. FCX intends to use the proceeds from this offering plus cash on hand to redeem the remaining $3.0 billion of its 8.375% Senior Notes due 2017.

On February 13, 2012, FCX announced its intent to redeem the remaining $3.0 billion of the 8.375% Senior Notes due 2017 on March 14, 2012. Holders will receive the principal amount together with the make-whole premium and accrued and unpaid interest to the redemption date. FCX expects to record a loss on early extinguishment of debt of approximately $168 million (approximately $147 million to net income attributable to FCX common stockholders) in the first quarter of 2012 in connection with this redemption.

FCX evaluated events after December 31, 2011, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

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

(b)           Changes in internal controls. During second-quarter 2011, we began a phased implementation of a new enterprise resource planning (ERP) information technology system to upgrade our information technology infrastructure and enhance operating efficiency and effectiveness. Implementation at our North America mining operations was substantiallty completed over the remainder of 2011, and we expect implementation of the ERP system to be completed at all of our operations over an approximate two-year period. During each phase of the implementation, an appropriate level of training of employees, testing of the system and monitoring of the financial results recorded in the system is conducted. Management has updated our system of internal control over financial reporting for the impacted operating business units.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information set forth under the captions “Information About Director Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement to be filed with the Securities and Exchange Commission (SEC), relating to our 2012 annual meeting of stockholders, is incorporated herein by reference. The information required by Item 10 regarding our executive officers appears in a separately captioned heading after Item 4 in Part I of this report.

Item 11.  Executive Compensation.

The information set forth under the captions “Director Compensation” and “Executive Officer Compensation” of our definitive proxy statement to be filed with the SEC, relating to our 2012 annual meeting of stockholders, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the captions “Stock Ownership of Directors and Executive Officers” and “Stock Ownership of Certain Beneficial Owners” of our definitive proxy statement to be filed with the SEC, relating to our 2012 annual meeting of stockholders, is incorporated herein by reference.

Equity Compensation Plan Information

We have equity compensation plans pursuant to which our common stock may be issued to employees and non-employees as compensation pursuant to outstanding equity awards, including two plans that were assumed in connection with our acquisition of Phelps Dodge pursuant to which shares of restricted stock were previously issued.  Only the following two plans, both of which were previously approved by our stockholders, have shares available for future grant: the 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan, which was amended and restated in 2007 and 2010.

The following table presents information regarding these equity compensation plans as of December 31, 2011:

	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans
approved by security holders	29,162,749	[a]	$34.96	37,235,767	[b]
Equity compensation plans not
approved by security holders	—		—	—
Total	29,162,749	[a]	34.96	37,235,767	[b]

a.
Includes shares issuable upon the vesting of 1,176,276 restricted stock units, and the termination of deferrals with respect to 89,000 restricted stock units that were vested as of December 31, 2011. These awards are not reflected in column (b) as they do not have an exercise price. The number of securities to be issued in column (a) does not include 69,672 outstanding stock appreciation rights, which are payable solely in cash.

b.
As of December 31, 2011, there were 37,235,321 shares remaining available for future issuance under the 2006 Stock Incentive Plan, all of which could be issued pursuant to awards of stock options or stock appreciation rights, and only 12,580,800 of which could be issued pursuant to awards of restricted stock, restricted stock units or “Other Stock-Based Awards,” which awards are valued in whole or in part on the value of the shares of common stock. In addition, there were 446 shares remaining available for future issuance under the 2003 Stock Incentive Plan, all of which could be issued pursuant to awards of stock options, stock appreciation rights, restricted stock or “Other Stock-Based Awards.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the caption “Certain Transactions” of our definitive proxy statement to be filed with the SEC, relating to our 2012 annual meeting of stockholders, is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information set forth under the caption “Independent Registered Public Accounting Firm” of our definitive proxy statement to be filed with the SEC, relating to our 2012 annual meeting of stockholders, is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1).                      Financial Statements.

The consolidated statements of income, cash flows and equity, and the consolidated balance sheets are included as part of Item 8. “Financial Statements and Supplementary Data.”

(a)(2).                      Financial Statement Schedules.

Reference is made to the Index to Financial Statements appearing on page F-1 hereof.

(a)(3).                      Exhibits.

Reference is made to the Exhibit Index beginning on page E-1 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2012.

Freeport-McMoRan Copper & Gold Inc.

By:/s/ Richard C. Adkerson
Richard C. Adkerson
President, Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on February 27, 2012.

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

S - 1

*	Director
Charles C. Krulak

*	Director
Bobby Lee Lackey

*	Director
Jon C. Madonna

*	Director
Dustan E. McCoy

*	Director
Stephen H. Siegele

By: /s/ Richard C. Adkerson
Richard C. Adkerson
Attorney-in-Fact

S - 2

FREEPORT-McMoRan COPPER & GOLD INC.
INDEX TO FINANCIAL STATEMENTS

Our financial statements and the notes thereto, and the report of Ernst & Young LLP included in our 2011 annual report are incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
  FREEPORT-McMoRan COPPER & GOLD INC.

We have audited the consolidated financial statements of Freeport-McMoRan Copper & Gold Inc. as of December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011, and have issued our report thereon dated February 27, 2012. Our audits also included the financial statement schedule listed in the index above for this Form 10-K. The schedule listed in the index above is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Phoenix, Arizona
February 27, 2012

F - 1

  FREEPORT-McMoRan COPPER & GOLD INC.
  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
  (In Millions)

Col. A	Col. B	Col. C		Col. D		Col. E
		Additions
	Balance at	Charged to	Charged to	Other		Balance at
	Beginning of	Costs and	Other	Add		End of
	Period	Expense	Accounts	(Deduct)		Period
Reserves and allowances deducted
from asset accounts:
Materials and supplies inventory allowances
2011	$26	$4	$—	$(4)	[a]	$26
2010	21	11	—	(6)	[a]	26
2009	22	4	—	(5)	[a]	21
Valuation allowance for
deferred tax assets
2011	$2,226	$146	$21	$—		$2,393
2010	2,157	55	14	—		2,226
2009	1,763	366	28	—		2,157
Reserves for non-income taxes:
2011	$73	$12	$(2)	$(10)	[b]	$73
2010	47	29	—	(3)	[b]	73
2009	32	15	3	(3)	[b]	47

a.	Primarily represents write-offs of obsolete materials and supplies inventories.

b.	Represents amounts paid or adjustments to reserves based on revised estimates.

F - 2

FREEPORT-McMoRan COPPER & GOLD INC.
EXHIBIT INDEX
Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
2.1	Agreement and Plan of Merger dated as of November 18, 2006, by and among Freeport-McMoRan Copper & Gold Inc. (FCX), Phelps Dodge Corporation and Panther Acquisition Corporation.		8-K	333-139252	11/20/2006
3.1	Composite Certificate of Incorporation of FCX.		10-Q	001-11307-01	8/6/2010
3.2	Amended and Restated By-Laws of FCX, as amended through February 2, 2010.		8-K	001-11307-01	2/5/2010
4.1	Indenture dated as of March 19, 2007, from FCX to The Bank of New York, as Trustee, with respect to the 8.375% Senior Notes due 2017, and the Senior Floating Rate Notes due 2015.		8-K	001-11307-01	3/19/2007
4.2	Indenture dated as of February 13, 2012 between Freeport-McMoRan Copper & Gold Inc. and U.S. Bank National Association, as trustee.		8-K	001-11307-01	2/13/2012
4.3	First Supplemental Indenture dated as of February 13, 2012 between Freeport-McMoRan Copper & Gold Inc. and U.S. Bank National Association, as trustee.		8-K	001-11307-01	2/13/2012
4.4	Second Supplemental Indenture dated as of February 13, 2012 between Freeport-McMoRan Copper & Gold Inc. and U.S. Bank National Association, as trustee.		8-K	001-11307-01	2/13/2012
4.5	Third Supplemental Indenture dated as of February 13, 2012 between Freeport-McMoRan Copper & Gold Inc. and U.S. Bank National Association, as trustee.		8-K	001-11307-01	2/13/2012
10.1
Credit Agreement dated as of March 4, 2011, among FCX, the Lenders party thereto, the Issuing Banks party thereto, JP Morgan Chase Bank, N.A. as Administrative Agent and Bank of America, N.A., as Syndication Agent.
			10-Q	001-11307-01	5/6/2011
10.2	Contract of Work dated December 30, 1991, between the Government of the Republic of Indonesia and PT Freeport Indonesia.		S-3	333-72760	11/5/2001
10.3	Contract of Work dated August 15, 1994, between the Government of the Republic of Indonesia and PT Irja Eastern Minerals Corporation.		S-3	333-72760	11/5/2001
10.4	Participation Agreement dated as of October 11, 1996, between PT Freeport Indonesia and P.T. RTZ-CRA Indonesia (a subsidiary of Rio Tinto PLC) with respect to a certain contract of work.		S-3	333-72760	11/5/2001
10.5
Agreement dated as of October 11, 1996, to Amend and Restate Trust Agreement among PT Freeport Indonesia, FCX, the RTZ Corporation PLC (now Rio Tinto PLC), P.T. RTZ-CRA Indonesia, RTZ Indonesian Finance Limited and First Trust of New York, National Association, and The Chase Manhattan Bank, as Administrative Agent, JAA Security Agent and Security Agent.
			8-K	001-09916	11/13/1996
10.6	Concentrate Purchase and Sales Agreement dated effective December 11, 1996, between PT Freeport Indonesia and PT Smelting.		S-3	333-72760	11/5/2001
10.7
Second Amended and Restated Joint Venture and Shareholders’ Agreement dated as of December 11, 1996, among Mitsubishi Materials Corporation, Nippon Mining and Metals Company, Limited and PT Freeport Indonesia.
			S-3	333-72760	11/5/2001

FREEPORT-McMoRan COPPER & GOLD INC.
EXHIBIT INDEX
Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
10.8
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
			8-K	001-00082	3/22/2005
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
			8-K	001-00082	6/7/2005
10.10	Master Agreement and Plan of Merger among Columbian Chemicals Company, Columbian Chemicals Acquisition LLC, Columbian Chemicals Merger Sub, Inc. and Phelps Dodge Corporation, dated November 15, 2005.		10-K	001-00082	2/27/2006
10.11	Reclamation and Remediation Trust Agreement between Phelps Dodge Corporation and Wells Fargo Delaware Trust Company, dated December 22, 2005.		10-K	001-00082	2/27/2006
10.12
Amended and Restated Mining Convention dated as of September 28, 2005, among the Democratic Republic of Congo, La Générale des Carrières et des Mines, Lundin Holdings Ltd. (now TF Holdings Limited) and Tenke Fungurume Mining S.A.R.L.
			8-K	001-11307-01	9/2/2008
10.13
Addendum No.1 to the Amended and Restated Mining Convention dated as of September 28, 2005, among the Democratic Repbulic of Congo, La Générale des Carrières et des Mines, TF Holdings Limited and Tenke Fungurume Mining S.A.R.L., dated as of December 11, 2010
			10-Q	001-11307-01	5/6/2011
10.14
Amended and Restated Shareholders Agreement dated as of September 28, 2005, by and between La Générale des Carrières et des Mines and Lundin Holdings Ltd. (now TF Holdings Limited) and its subsidiaries.
			8-K	001-11307-01	9/2/2008
10.15
Addendum No.1 to the Amended and Restated Shareholders Agreement dated as of September 28, 2005, among La Générale des Carrières et des Mines and TF Holdings Limited, Chui Ltd., Faru Ltd., Mboko Ltd., Tembo Ltd., and Tenke Fungurume Mining S.A.R.L., dated as of December 11, 2010.
			10-Q	001-11307-01	5/6/2011
10.16	Stock Purchase Agreement dated September 19, 2010, by and among Freeport-McMoRan Copper & Gold Inc., Freeport-McMoRan Preferred LLC and McMoRan Exploration Co.		10-Q	001-11307-01	11/5/2010
10.17	Registration Rights Agreement by and between Freeport-McMoRan Preferred LLC and McMoRan Exploration Co.		8-K	001-11307-01	12/30/2010
10.18	Stockholder Agreement by and among McMoRan Exploration Co., Freeport-McMoRan Copper & Gold Inc. and Freeport-McMoRan Preferred LLC.		8-K	001-11307-01	12/30/2010
10.19*	FCX Director Compensation.		10-Q	001-11307-01	5/6/2011

FREEPORT-McMoRan COPPER & GOLD INC.
EXHIBIT INDEX
Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
10.20*	Amended and restated Agreement for Consulting Services between FMS and B. M. Rankin, Jr. effective as of January 1, 2010.		10-K	001-11307-01	2/26/2010
10.21*	Amended and Restated Executive Employment Agreement dated effective as of December 2, 2008, between FCX and James R. Moffett.		10-K	001-11307-01	2/26/2009
10.22*	Amended and Restated Change of Control Agreement dated effective as of December 2, 2008, between FCX and James R. Moffett.		10-K	001-11307-01	2/26/2009
10.23*	Amended and Restated Change of Control Agreement dated effective as of December 2, 2008, between FCX and Michael J. Arnold.		10-K	001-11307-01	2/26/2009
10.24*	Amended and Restated Executive Employment Agreement dated effective as of December 2, 2008, between FCX and Richard C. Adkerson.		10-K	001-11307-01	2/26/2009
10.25*	Amendment to Amended and Restated Executive Employment Agreement dated December 2, 2008, by and between FCX and Richard C. Adkerson, dated April 27, 2011.		8-K	001-11307-01	4/28/2011
10.26*	Amended and Restated Executive Employment Agreement dated effective as of December 2, 2008, between FCX and Kathleen L. Quirk.		10-K	001-11307-01	2/26/2009
10.27*	Amendment to Amended and Restated Executive Employment Agreement dated December 2, 2008, by and between FCX and Kathleen L. Quirk, dated April 27, 2011.		8-K	001-11307-01	4/28/2011
10.28*	FCX Executive Services Program, as amended and restated May 5, 2009.	X
10.29*	FCX Supplemental Executive Retirement Plan, as amended and restated.		8-K	001-11307-01	2/5/2007
10.30*	FCX Supplemental Executive Capital Accumulation Plan.		10-Q	001-11307-01	5/12/2008
10.31*	FCX Supplemental Executive Capital Accumulation Plan Amendment One.		10-Q	001-11307-01	5/12/2008
10.32*	FCX Supplemental Executive Capital Accumulation Plan Amendment Two.		10-K	001-11307-01	2/26/2009
10.33*	FCX 2005 Supplemental Executive Capital Accumulation Plan.		10-K	001-11307-01	2/26/2009
10.34*	FCX 2005 Supplemental Executive Capital Accumulation Plan Amendment One.		10-K	001-11307-01	2/26/2010
10.35*	FCX 1995 Stock Option Plan for Non-Employee Directors, as amended and restated.		10-Q	001-11307-01	5/10/2007
10.36*	FCX Amended and Restated 1999 Stock Incentive Plan, as amended and restated.		10-Q	001-11307-01	5/10/2007
10.37*	FCX 2003 Stock Incentive Plan, as amended and restated.		10-Q	001-11307-01	5/10/2007
10.38*	Form of Amendment No. 1 to Notice of Grant of Nonqualified Stock Options and Stock Appreciation Rights under the 2004 Director Compensation Plan.		8-K	001-11307-01	5/5/2006
10.39*	FCX 2004 Director Compensation Plan, as amended and restated.		10-Q	001-11307-01	8/6/2010
10.40*	FCX 2005 Annual Incentive Plan, as amended and restated.		10-K	001-11307-01	2/26/2009

FREEPORT-McMoRan COPPER & GOLD INC.
EXHIBIT INDEX
Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
10.41*	FCX Amended and Restated 2006 Stock Incentive Plan.		8-K	001-11307-01	6/14/2010
10.42*	Form of Notice of Grant of Nonqualified Stock Options for grants under the FCX 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan.		10-K	001-11307-01	2/29/2008
10.43*	Form of Notice of Grant of Restricted Stock Units for grants under the FCX 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan.		10-K	001-11307-01	2/26/2010
10.44*	Form of Notice of Grant of Nonqualified Stock Options and Restricted Stock Units under the 2006 Stock Incentive Plan (for grants made to non-management directors and advisory directors).		8-K	001-11307-01	6/14/2010
10.45*
Form of Performance-Based Restricted Stock Unit Agreement for grants under the FCX 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan, (Form used for awards granted prior to 2010).
			10-K	001-11307-01	2/29/2008
10.46*	Form of Notice of Grant of Performance-Based Restricted Stock Units for grants under the FCX 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan.		8-K	001-11307-01	2/5/2010
10.47*
Form of Restricted Stock Unit Agreement (form used in connection with participant elections) for grants under the FCX 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan.
			10-K	001-11307-01	2/29/2008
10.48*
Form of Performance-Based Restricted Stock Unit Agreement (form used in connection with participant elections) for grants under the FCX 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan.
			10-K	001-11307-01	2/29/2008
10.49*	FCX 2009 Annual Incentive Plan		8-K	001-11307-01	6/17/2009
10.50*	Form of Nonqualified Stock Options Grant Agreement (effective February 2012).	X
10.51*	Form of Restricted Stock Unit Agreement (effective February 2012).	X
10.52*	Form of Performance-Based Restricted Stock Unit Agreement (effective February 2012).	X
12.1	FCX Computation of Ratio of Earnings to Fixed Charges.	X
14.1	FCX Principles of Business Conduct.		10-K	001-11307-01	2/29/2008
21.1	Subsidiaries of FCX.	X
23.1	Consent of Ernst & Young LLP.	X
24.1	Certified resolution of the Board of Directors of FCX authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney.	X
24.2	Powers of Attorney pursuant to which this report has been signed on behalf of certain officers and directors of FCX.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

FREEPORT-McMoRan COPPER & GOLD INC.
EXHIBIT INDEX
Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.	X
95.1	Mine Safety Disclosure	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X
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