Form 10-Q
period 2012-03-31
FREEPORT MCMORAN COPPER & GOLD INC
filed 2012-05-07
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
☐ Yes ☑ No

On April 30, 2012, there were issued and outstanding 949,116,060 shares of the registrant’s common stock, par value $0.10 per share.

FREEPORT-McMoRan COPPER & GOLD INC.

.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2012	December 31, 2011
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$4,496	$4,822
Trade accounts receivable	1,165	892
Other accounts receivable	272	250
Inventories:
Materials and supplies, net	1,450	1,354
Mill and leach stockpiles	1,392	1,289
Product	1,254	1,226
Other current assets	223	214
Total current assets	10,252	10,047
Property, plant, equipment and development costs, net	18,986	18,449
Long-term mill and leach stockpiles	1,747	1,686
Long-term receivables	727	675
Intangible assets, net	326	325
Other assets	867	888
Total assets	$32,905	$32,070

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,140	$2,297
Dividends payable	298	240
Current portion of reclamation and environmental obligations	253	236
Accrued income taxes	229	163
Current portion of debt	4	4
Total current liabilities	2,924	2,940
Long-term debt, less current portion	3,517	3,533
Deferred income taxes	3,413	3,255
Reclamation and environmental obligations, less current portion	2,170	2,138
Other liabilities	1,582	1,651
Total liabilities	13,606	13,517
Equity:
FCX stockholders’ equity:
Common stock	107	107
Capital in excess of par value	19,043	19,007
Retained earnings	1,013	546
Accumulated other comprehensive loss	(453)	(465)
Common stock held in treasury	(3,575)	(3,553)
Total FCX stockholders’ equity	16,135	15,642
Noncontrolling interests	3,164	2,911
Total equity	19,299	18,553
Total liabilities and equity	$32,905	$32,070

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(In millions, except per share amounts)
Revenues	$4,605	$5,709
Cost of sales:
Production and delivery	2,428	2,377
Depreciation, depletion and amortization	267	232
Total cost of sales	2,695	2,609
Selling, general and administrative expenses	104	114
Exploration and research expenses	62	50
Environmental obligations and shutdown costs	10	—
Total costs and expenses	2,871	2,773
Operating income	1,734	2,936
Interest expense, net	(63)	(98)
Losses on early extinguishment of debt	(168)	(7)
Other (expense) income, net	(13)	10
Income before income taxes and equity in affiliated companies’ net earnings	1,490	2,841
Provision for income taxes	(491)	(984)
Equity in affiliated companies’ net earnings	2	4
Net income	1,001	1,861
Net income attributable to noncontrolling interests	(237)	(362)
Net income attributable to FCX common stockholders	$764	$1,499

Net income per share attributable to FCX common stockholders:
Basic	$0.81	$1.58
Diluted	$0.80	$1.57

Weighted-average common shares outstanding:
Basic	949	946
Diluted	955	955

Dividends declared per share of common stock	$0.3125	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(In millions)
Net Income	$1,001	$1,861

Other comprehensive income, net of taxes:
Unrealized gains on securities arising during the period	—	1
Translation adjustments arising during the period	—	1
Defined benefit plans:
Amortization of unrecognized amounts included in net periodic benefit costs	7	3
Adjustment to deferred tax valuation allowance	5	—
Other comprehensive income	12	5

Comprehensive income	1,013	1,866
Comprehensive income attributable to noncontrolling interests	(237)	(362)
Comprehensive income attributable to FCX common stockholders	$776	$1,504

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(In millions)
Cash flow from operating activities:
Net income	$1,001	$1,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	267	232
Stock-based compensation	32	43
Pension plans contributions	(52)	—
Charges for reclamation and environmental obligations, including accretion	35	38
Payments of reclamation and environmental obligations	(45)	(52)
Losses on early extinguishment of debt	168	7
Deferred income taxes	168	127
(Increase) decrease in long-term mill and leach stockpiles	(61)	23
Other, net	8	(34)
(Increases) decreases in working capital:
Accounts receivable	(482)	511
Inventories	(248)	(253)
Other current assets	40	(18)
Accounts payable and accrued liabilities	(64)	(264)
Accrued income and other taxes	34	138
Net cash provided by operating activities	801	2,359

Cash flow from investing activities:
Capital expenditures:
North America copper mines	(143)	(119)
South America	(152)	(140)
Indonesia	(182)	(125)
Africa	(127)	(11)
Molybdenum	(95)	(71)
Other	(8)	(39)
Other, net	(7)	—
Net cash used in investing activities	(714)	(505)

Cash flow from financing activities:
Proceeds from debt	3,004	9
Repayments of debt	(3,159)	(13)
Restricted cash for early extinguishment of debt	—	(1,124)
Cash dividends paid:
Common stock	(238)	(238)
Noncontrolling interests	(1)	(133)
Contributions from noncontrolling interests	—	5
Net payments for stock-based awards	(4)	(20)
Excess tax benefit from stock-based awards	7	21
Other, net	(22)	(9)
Net cash used in financing activities	(413)	(1,502)

Net (decrease) increase in cash and cash equivalents	(326)	352
Cash and cash equivalents at beginning of year	4,822	3,738
Cash and cash equivalents at end of period	$4,496	$4,090
The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

	FCX Stockholders’ Equity
	Common Stock			Retained Earnings	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total FCX Stock-holders' Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at December 31, 2011	1,071	$107	$19,007	$546	$(465)	123	$(3,553)	$15,642	$2,911	$18,553
Exercised and issued stock-based awards	2	—	12	—	—	—	—	12	—	12
Stock-based compensation	—	—	32	—	—	—	—	32	—	32
Tax benefit for stock-based awards	—	—	3	—	—	—	—	3	—	3
Tender of shares for stock-based awards	—	—	6	—	—	1	(22)	(16)	—	(16)
Dividends on common stock	—	—	—	(297)	—	—	—	(297)	—	(297)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(1)	(1)
Change in ownership interests for noncontrolling interests	—	—	(17)	—	—	—	—	(17)	17	—
Comprehensive income	—	—	—	764	12	—	—	776	237	1,013
Balance at March 31, 2012	1,073	$107	$19,043	$1,013	$(453)	124	$(3,575)	$16,135	$3,164	$19,299

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	GENERAL INFORMATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles (GAAP) in the United States (U.S.). Therefore, this information should be read in conjunction with Freeport-McMoRan Copper & Gold Inc.’s (FCX) consolidated financial statements and notes contained in its 2011 Annual Report on Form 10-K. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three-month period ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

2.	EARNINGS PER SHARE
FCX’s basic net income per share of common stock was calculated by dividing net income attributable to common stock by the weighted-average shares of common stock outstanding during the period. Following is a reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating diluted net income per share (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2012	2011
Net income	$1,001	$1,861
Net income attributable to noncontrolling interests	(237)	(362)
Net income attributable to FCX common stockholders	$764	$1,499

Weighted-average shares of common stock outstanding	949	946
Add stock issuable upon exercise or vesting of:
Dilutive stock options[a]	5	8
Restricted stock units	1	1
Weighted-average shares of common stock outstanding
for purposes of calculating diluted net income per share	955	955

Diluted net income per share attributable to FCX common stockholders	$0.80	$1.57

a.	Potential additional shares of common stock that were anti-dilutive totaled approximately three million for first-quarter 2012 and approximately two million for first-quarter 2011.

Outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of net income per share of common stock. Excluded amounts were approximately 9 million stock options with a weighted-average exercise price of $50.63 per option for first-quarter 2012 and less than 1 million stock options with a weighted-average exercise price of $57.86 per option for first-quarter 2011.

3.	INVENTORIES, INCLUDING LONG-TERM MILL AND LEACH STOCKPILES
The components of inventories follow (in millions):

	March 31, 2012	December 31, 2011
Mining operations:[a]
Raw materials	$1	$1
Finished goods[b]	805	769
Atlantic Copper, S.L.U. (Atlantic Copper):
Raw materials (concentrates)	218	260
Work-in-process	212	187
Finished goods	18	9
Total product inventories	1,254	1,226
Total materials and supplies, net[c]	1,450	1,354
Total inventories, less current portion of mill and leach stockpiles	$2,704	$2,580

a.	FCX's mining operations also have work-in-process inventories (i.e., mill and leach stockpiles), which have been summarized below.

b.	Primarily includes molybdenum concentrates, and copper concentrates, anodes, cathodes and rod.

c.	Materials and supplies inventory is net of obsolescence reserves totaling $27 million at March 31, 2012, and $26 million at December 31, 2011.

A summary of mill and leach stockpiles follows (in millions):

	March 31, 2012	December 31, 2011
Current:
Mill stockpiles	$85	$69
Leach stockpiles	1,307	1,220
Total current mill and leach stockpiles	$1,392	$1,289
Long-term:[a]
Mill stockpiles	$549	$535
Leach stockpiles	1,198	1,151
Total long-term mill and leach stockpiles	$1,747	$1,686

a.	Metals in stockpiles not expected to be recovered within the next 12 months.

4.	INCOME TAXES
Geographic sources of FCX's provision for income taxes follow (in millions):

	Three Months Ended
	March 31,
	2012	2011
United States operations	$83	$138
International operations	408	846
Total	$491	$984

FCX’s consolidated effective income tax rate totaled 33 percent for first-quarter 2012 and 35 percent for first-quarter 2011. Variations in the relative proportions of jurisdictional income can result in fluctuations to FCX’s consolidated effective income tax rate.

5.	DEBT AND EQUITY TRANSACTIONS
In February 2012, FCX sold $500 million of 1.40% Senior Notes due 2015, $500 million of 2.15% Senior Notes due 2017 and $2.0 billion of 3.55% Senior Notes due 2022 for total net proceeds of $2.97 billion. Interest on the 1.40% Senior Notes is payable semiannually on February 13 and August 13 commencing on August 13, 2012. Interest on the 2.15% Senior Notes and the 3.55% Senior Notes is payable semiannually on March 1 and September 1 commencing on September 1, 2012. The unsecured senior notes rank equally with FCX's other existing and future unsecured and unsubordinated indebtedness.

On March 14, 2012, FCX redeemed the remaining $3.0 billion of its outstanding 8.375% Senior Notes due 2017 for which holders received 104.553 percent of the principal amount together with the accrued and unpaid interest. As a result of this redemption, FCX recorded a loss on early extinguishment of debt of $168 million ($149 million to net income attributable to FCX common stockholders or $0.16 per diluted share) in first-quarter 2012.

During the first quarter of 2011, FCX entered into a new senior unsecured revolving credit facility, which replaced the existing revolving credit facilities that were scheduled to mature on March 19, 2012. FCX recognized a loss on early extinguishment of debt totaling $7 million ($6 million to net income attributable to FCX common shareholders or $0.01 per diluted share) in first-quarter 2011 associated with this transaction.

On February 24, 2011, FCX announced its intent to redeem the remaining $1.1 billion of its outstanding 8.25% Senior Notes due 2015. On March 30, 2011, FCX transferred funds totaling $1.2 billion to a restricted cash account to pay the holders of the 8.25% Senior Notes (principal and premium amounts together with accrued and unpaid interest). On April 1, 2011, holders of these senior notes received 104.125 percent of the principal amount together with accrued and unpaid interest. As a result of this redemption, FCX recorded a loss on early extinguishment of debt totaling $55 million ($49 million to net income attributable to FCX common stockholders or $0.05 per diluted share) in second-quarter 2011.

Consolidated interest expense (excluding capitalized interest) totaled $99 million in first-quarter 2012 and $123 million in first-quarter 2011. Capitalized interest totaled $36 million in first-quarter 2012 and $25 million in first-quarter 2011.

On February 7, 2012, the Board of Directors authorized an increase in the cash dividend on FCX's common stock from an annual rate of $1.00 per share to $1.25 per share. On March 28, 2012, FCX's Board of Directors declared a quarterly dividend of $0.3125 per share, which was paid on May 1, 2012, to common shareholders of record at the close of business on April 13, 2012.

6.	FINANCIAL INSTRUMENTS
FCX does not purchase, hold or sell derivative financial instruments unless there is an existing asset or obligation or it anticipates a future activity that is likely to occur and will result in exposure to market risks that FCX intends to offset or mitigate. FCX does not enter into any derivative financial instruments for speculative purposes, but has entered into derivative financial instruments in limited instances to achieve specific objectives. These objectives principally relate to managing risks associated with commodity price changes, foreign currency exchange rates and interest rates.

Commodity Contracts.  From time to time, FCX has entered into forward, futures and swap contracts to hedge the market risk associated with fluctuations in the prices of commodities it purchases and sells. Derivative financial instruments used by FCX to manage its risks do not contain credit risk-related contingent provisions. As of March 31, 2012, FCX had no price protection contracts relating to its mine production. A discussion of FCX’s derivative commodity contracts and programs follows.

Derivatives Designated as Hedging Instruments – Fair Value Hedges
Copper Futures and Swap Contracts. Some of Freeport-McMoRan Corporation’s (FMC) U.S. copper rod customers request a fixed market price instead of the New York Mercantile Exchange (COMEX) average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures and swap contracts and then liquidating the copper futures contracts and settling the copper swap contracts during the month of shipment, which generally results in FCX receiving the COMEX average copper price in the month of shipment. Hedge gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses during the three-month periods ended March 31, 2012 and 2011, resulting from hedge ineffectiveness. At March 31, 2012, FCX held copper futures and swap contracts that qualified for hedge accounting for 68 million pounds at an average contract price of $3.72 per pound, with maturities through April 2013.

A summary of gains (losses) recognized in revenues for derivative financial instruments related to commodity contracts that are designated and qualify as fair value hedge transactions, along with the unrealized gains (losses) on the related hedged item (firm sales commitments) follows (in millions):

	Three Months Ended
	March 31,
	2012	2011
Copper futures and swap contracts:
Unrealized gains (losses):
Derivative financial instruments	$18	$(15)
Hedged item	(18)	15

Realized gains:
Matured derivative financial instruments	10	12

Derivatives Not Designated as Hedging Instruments
Embedded Derivatives. As described in Note 1 to FCX’s 2011 Annual Report on Form 10-K under “Revenue Recognition,” certain FCX copper concentrate, copper cathode and gold sales contracts provide for provisional pricing primarily based on London Metal Exchange (LME) or COMEX prices (copper) and the London Bullion Market Association (London PM) price (gold) at the time of shipment as specified in the contract. Similarly, FCX purchases copper and molybdenum under contracts that provide for provisional pricing (molybdenum purchases are generally based on an average Metals Week Molybdenum Dealer Oxide price). FCX applies the normal purchases and normal sales scope exception in accordance with derivatives and hedge accounting guidance to the host sales agreements since the contracts do not allow for net settlement and always result in physical delivery. Sales and purchases with a provisional sales price contain an embedded derivative (i.e., the price settlement mechanism that is settled after the time of delivery) that is required to be bifurcated from the host contract. The host contract is the sale or purchase of the metals contained in the concentrates or cathodes at the then-current LME or COMEX price (copper), London PM price (gold) or the average Metals Week Molybdenum Dealer Oxide price (molybdenum) as defined in the contract. Mark-to-market price fluctuations recorded through the settlement date are reflected in revenues for sales contracts and in cost of sales as production and delivery costs for purchase contracts.

A summary of FCX’s embedded derivatives at March 31, 2012, follows:

	Open	Average Price Per Unit		Maturities
	Positions	Contract	Market	Through
Embedded derivatives in provisional sales contracts:
Copper (millions of pounds)	326	$3.69	$3.82	August 2012
Gold (thousands of ounces)	53	1,690	1,663	May 2012
Embedded derivatives in provisional purchase contracts:
Copper (millions of pounds)	181	3.69	3.84	June 2012
Molybdenum (thousand of pounds)	42	12.83	12.44	April 2012

Copper Forward Contracts. Atlantic Copper, FCX’s wholly owned smelting and refining unit in Spain, enters into forward copper contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in cost of sales. At March 31, 2012, Atlantic Copper held net forward copper purchase contracts for 22 million pounds at an average contract price of $3.81 per pound, with maturities through May 2012.

A summary of the realized and unrealized gains (losses) recognized in income before income taxes and equity in affiliated companies’ net earnings for commodity contracts that do not qualify as hedge transactions, including embedded derivatives, follows (in millions):

	Three Months Ended
	March 31,
	2012	2011
Embedded derivatives in provisional sales contracts[a]	$184	$(47)
Copper forward contracts[b]	11	—

a.	Amounts recorded in revenues.
b.Amounts recorded in cost of sales as production and delivery costs.

Unsettled Derivative Financial Instruments
A summary of the fair values of unsettled derivative financial instruments recorded on the consolidated balance sheets follows (in millions):

	March 31, 2012	December 31, 2011
Derivatives designated as hedging instruments
Commodity contracts:
Copper futures and swap contracts:[a]
Asset position[b]	$10	$3
Liability position[c]	(3)	(13)

Derivatives not designated as hedging instruments
Commodity contracts:
Embedded derivatives in provisional sales/purchase contracts:[d]
Asset position	$46	$72
Liability position	(29)	(82)
Copper forward contracts:
Asset position[b]	1	2

a.
FCX had paid $12 million to brokers at March 31, 2012, and $31 million at December 31, 2011, for margin requirements (recorded in other current assets). In addition, FCX held $3 million in margin funding from customers at December 31, 2011, associated with margin requirements (recorded in accounts payable and accrued liabilities).

b.	Amounts recorded in other current assets.

c.	Amounts recorded in accounts payable and accrued liabilities.

d.	Amounts recorded either as a net accounts receivable or a net accounts payable.

Foreign Currency Exchange Contracts.  As a global company, FCX transacts business in many countries and in many currencies. Foreign currency transactions of FCX’s international subsidiaries increase its risks because exchange rates can change between the time agreements are made and the time foreign currency transactions are settled. FCX may hedge or protect its international subsidiaries’ foreign currency transactions from time to time by entering into forward exchange contracts to lock in or minimize the effects of fluctuations in exchange rates. FCX had no outstanding foreign currency exchange contracts at March 31, 2012.

Interest Rate Swap Contracts.  From time to time, FCX or its subsidiaries may enter into interest rate swaps to manage its exposure to interest rate changes and to achieve a desired proportion of fixed-rate versus floating-rate debt based on current and projected market conditions. FCX may enter into fixed-to-floating interest rate swap contracts to protect against changes in the fair value of the underlying fixed-rate debt that result from market interest rate changes and to take advantage of lower interest rates. FCX had no outstanding interest rate swap contracts at March 31, 2012.

Credit Risk.  FCX is exposed to credit loss when financial institutions with which FCX has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. FCX does not anticipate that any of the counterparties it deals with will default on their obligations. As of March 31, 2012, FCX did not have any significant credit exposure associated with derivative transactions.

Other Financial Instruments.  Other financial instruments include cash and cash equivalents, accounts receivable, trust assets, available-for-sale securities, accounts payable and accrued liabilities, dividends payable and long-term debt. Refer to Note 7 for the fair values of these financial instruments.

Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued Liabilities, and Dividends Payable. The financial statement amount is a reasonable estimate of the fair value because of the short maturity of these instruments and generally negligible credit losses.

Trust Assets and Available-for-Sale Securities. The financial statement amount represents the fair value of trust assets and available-for-sale securities.

Long-Term Debt. The financial statement amount represents cost except for long-term debt acquired in the FMC (formerly Phelps Dodge Corporation) acquisition, which was recorded at fair value at the acquisition date.

7.	FAIR VALUE MEASUREMENT
Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). FCX did not have any significant transfers in or out of Levels 1, 2 or 3 for the first quarter of 2012.

The carrying value for certain FCX financial instruments (i.e., cash, accounts receivable, accounts payable and accrued liabilities, and dividends payable) approximate fair value because of their short-term nature and generally negligible credit losses. A summary of the carrying amount and fair value of FCX’s other financial instruments follows (in millions):

	At March 31, 2012
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:[a]
Money market funds	$4,221	$4,221	$4,221	$—	$—

McMoRan Exploration Co. investment[b]	468	379	—	379	—

Trust assets (long-term):[a,c]
U.S. core fixed income fund	47	47	—	47	—
Government mortgage-backed securities	39	39	—	39	—
Corporate bonds	24	24	—	24	—
Government bonds and notes	21	21	—	21	—
Asset-backed securities	10	10	—	10	—
Money market funds	8	8	8	—	—
Municipal bonds	1	1	—	1	—
Total trust assets	150	150	8	142	—

Available-for-sale securities (current and long-term):[a,c,d]
Equity securities	8	8	8	—	—

Derivatives:[a]
Embedded derivatives in provisional sales/purchase
contracts in an asset position[e]	46	46	—	46	—
Copper futures and swap contracts[f]	10	10	9	1	—
Copper forward contracts[f]	1	1	—	1	—
Total derivative assets	57	57	9	48	—

Total assets		$4,815	$4,246	$569	$—

Liabilities
Derivatives:[a]
Embedded derivatives in provisional sales/purchase
contracts in a liability position[e]	$(29)	$(29)	$—	$(29)	$—
Copper futures and swap contracts[g]	(3)	(3)	(2)	(1)	—
Total derivative liabilities	(32)	(32)	(2)	(30)	—

Long-term debt, including current portion[h]	(3,521)	(3,502)	—	(3,502)	—

Total liabilities		$(3,534)	$(2)	$(3,532)	$—

	At December 31, 2011
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:[a]
Money market funds	$4,007	$4,007	$4,007	$—	$—

McMoRan Exploration Co. investment[b]	475	507	—	507	—

Trust assets (long-term):[a,c]
Government mortgage-backed securities	47	47	—	47	—
U.S. core fixed income fund	46	46	—	46	—
Government bonds and notes	21	21	—	21	—
Corporate bonds	19	19	—	19	—
Money market funds	9	9	9	—	—
Asset-backed securities	9	9	—	9	—
Municipal bonds	1	1	—	1	—
Total trust assets	152	152	9	143	—

Available-for-sale securities (current and long-term):[a,c]
Equity securities	9	9	9	—	—
Money market funds	2	2	2	—	—
Total available-for-sale securities	11	11	11	—	—

Derivatives:[a]
Embedded derivatives in provisional sales/purchase
contracts in an asset position[e]	72	72	—	72	—
Copper futures and swaps contracts[f]	3	3	3	—	—
Copper forward contracts[f]	2	2	1	1	—
Total derivative assets	77	77	4	73	—

Total assets		$4,754	$4,031	$723	$—

Liabilities
Derivatives:[a]
Embedded derivatives in provisional sales/purchase
contracts in a liability position[e]	$(82)	$(82)	$—	$(82)	$—
Copper futures and swap contracts[g]	(13)	(13)	(11)	(2)	—
Total derivative liabilities	(95)	(95)	(11)	(84)	—

Long-term debt, including current portion[h]	(3,537)	(3,797)	—	(3,797)	—

Total liabilities		$(3,892)	$(11)	$(3,881)	$—

a.	Recorded at fair value.

b.	Recorded at cost and included in other assets.

c.	Current portion included in other current assets and long-term portion included in other assets.

d.	Excluded were$17 million of time deposits at March 31, 2012.

e.	Embedded derivatives are recorded in accounts receivable and/or accounts payable and accrued liabilities.

f.	Included in other current assets.

g.	Included in accounts payable and accrued liabilities.

h.	Recorded at cost.

Valuation Techniques

Money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

McMoRan Exploration Co.'s (MMR) 5¾% Convertible Perpetual Preferred Stock is not actively traded; therefore, FCX's investment in the MMR 5¾% Convertible Perpetual Preferred Stock is valued based on a pricing simulation model that uses MMR's publicly traded common stock as the most significant observable input. Therefore, this investment is classified within Level 2 of the fair value hierarchy.

Fixed income securities (government and agency securities, U.S. core fixed income funds, corporate bonds and asset-backed securities) are valued using a bid evaluation or a mid evaluation. A bid evaluation is an estimated price at which a dealer would pay for a security. A mid evaluation is the average of the estimated price at which a dealer would sell a security and the estimated price at which a dealer would pay for a security. These evaluations are based on quoted prices, if available, or models that use observable inputs and, as such, are classified within Level 2 of the fair value hierarchy.

Equity securities are valued at the closing price reported on the active market on which the individual securities are traded and, as such, are classified within Level 1 of the fair value hierarchy.

FCX’s embedded derivatives on provisional copper concentrate, copper cathode and gold purchases and sales have critical inputs of quoted monthly LME or COMEX forward prices (copper) and the London PM forward price (gold) at each reporting date based on the month of maturity; however, FCX's contracts themselves are not traded on an exchange. Likewise, FCX’s embedded derivatives on provisional molybdenum purchases have critical inputs based on the latest average weekly Metals Week Molybdenum Dealer Oxide prices; however, FCX's contracts themselves are not traded on an exchange. As a result, both of these derivatives are classified within Level 2 of the fair value hierarchy.

FCX’s derivative financial instruments for copper futures and swap contracts and forward contracts that are traded on the respective exchanges are classified within Level 1 of the fair value hierarchy because they are valued using quoted monthly COMEX or LME forward prices at each reporting date based on the month of maturity (refer to
Note 6 for further discussion). Certain of these contracts are traded on the over-the-counter market and are classified within Level 2 of the fair value hierarchy.

Long-term debt, including current portion, is not actively traded and is valued using prices obtained from a readily available pricing source and, as such, is classified within Level 2 of the fair value hierarchy.

The techniques described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with other market participants, the use of different techniques or assumptions to determine fair value of certain financial instruments could result in a different fair value measured at the reporting date. There have been no changes in the techniques used at March 31, 2012.

8.	CONTINGENCIES AND COMMITMENTS
Litigation. The following information includes a discussion of updates to a previously reported legal proceeding and a new legal proceeding since the information included in Note 13 and incorporated by reference into Part I, Item 3. “Legal Proceedings” of FCX's annual report on Form 10-K for the year ended December 31, 2011.

Blackwell. Coffey, et al., v. Freeport-McMoRan Copper & Gold, Inc., et al., Kay County, Oklahoma District Court, Case No. CJ-2008-68. Information regarding this legal proceeding is incorporated by reference to Note 13 and Part I, Item 3. “Legal Proceedings” of FCX's annual report on Form 10-K for the year ended December 31, 2011. On March 22, 2012, the court approved a settlement with the plaintiffs, which was filed and entered on March 26, 2012, to resolve this pending class action in Blackwell, Oklahoma. A number of potential class members opted out of the settlement, and a smaller number formally objected to the settlement terms. Because no objector filed an appeal by the April 25, 2012 deadline, the settlement is now final.

One Point Street. One Point Street, Inc. v. Freeport-McMoRan Corporation, et al., United States District Court, Southern District of New York, Case No. 2011 CIV 6315, filed September 9, 2011, and amended on March 1, 2012.

From 1932 until 1984, FMC owned and operated a cable manufacturing facility on the Hudson River in Yonkers, New York. FMC sold that operation in 1984, and it was subsequently sold to BICC Cables Corporation (BICC). BICC closed the facility in 1996. One Point Street, Inc. (OPS), a real estate developer, has current title to the site.

On September 9, 2011, OPS filed a complaint in federal court in New York, which it amended on March 1, 2012. The amended complaint alleges that FMC, BICC and other third parties have failed to timely and diligently complete remediation of the site in breach of alleged obligations under federal and state law and under the contractual agreements among the parties. Due to the early stage of the proceeding, an estimate of the possible loss or range of loss cannot be made. FMC believes it has met its obligations under the contractual agreements and intends to continue doing so, and it will vigorously defend against this litigation.

Other Contingencies. The Indonesian tax authorities issued assessments for various audit exceptions on PT Freeport Indonesia's income tax returns as follows (in millions):

Date of assessment	Tax return year	Tax assessment	Interest assessment	Total
October 2010	2005	$106	$52	$158
November 2011	2006	22	10	32
March 2012	2007	91	44	135
Total		$219	$106	$325

PT Freeport Indonesia has filed objections to the 2005 and 2006 assessments, and also intends to file objections to the 2007 assessments. During first-quarter 2012, PT Freeport Indonesia's objections to the assessments related to 2005 were substantially all rejected by the Indonesian tax authorities, and PT Freeport Indonesia is preparing to file appeals with the Indonesian Tax Court. As of March 31, 2012, PT Freeport Indonesia has paid $158 million (of which $124 million is included in long-term receivables) for the disputed tax assessments related to 2005, 2006 and 2007.

Mining contracts. Africa. Effective March 26, 2012, the Democratic Republic of Congo (DRC) government issued a Presidential Decree approving the modifications to Tenke Fungurume Mining S.A.R.L's (TFM) bylaws. As a result, FCX's effective ownership interest in the Tenke Fungurume minerals district was reduced from 57.75 percent to 56.0 percent (prospectively) and $50 million of TFM's intercompany loans were converted to equity.

9.	NEW ACCOUNTING STANDARDS
In May 2011, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) in connection with guidance for fair value measurements and disclosures. This ASU clarifies the FASB's intent on current guidance, modifies and changes certain guidance and principles, and expands disclosures concerning Level 3 fair value measurements in the fair value hierarchy (including quantitative information about significant unobservable inputs within Level 3 of the fair value hierarchy). In addition, this ASU requires disclosure of the fair value hierarchy for assets and liabilities not measured at fair value in the statement of financial position, but whose fair value is required to be disclosed. This ASU is effective for interim and annual reporting periods beginning after December 15, 2011, and early application is not permitted. FCX adopted this guidance effective January 1, 2012.

In June 2011, FASB issued an ASU in connection with guidance on the presentation of comprehensive income. The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This ASU requires an entity to present the components of net income and other comprehensive income and total comprehensive income (includes net income) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of equity, but does not change the items that must be reported in other comprehensive income. This ASU is effective for interim and annual reporting periods beginning after December 15, 2011, and early adoption is permitted. Effective January 1, 2012, FCX adopted this ASU and presented total comprehensive income in a separate statement. Additionally, in December 2011, FASB deferred the effective date in this ASU for presenting reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements.

10.	SUBSEQUENT EVENTS
FCX evaluated events after March 31, 2012, and through the date the consolidated financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these consolidated financial statements.

11.	BUSINESS SEGMENTS
FCX has organized its operations into five primary divisions – North America copper mines, South America mining, Indonesia mining, Africa mining and Molybdenum operations. Notwithstanding this structure, FCX internally reports information on a mine-by-mine basis. Therefore, FCX concluded that its operating segments include individual mines or operations. Operating segments that meet certain thresholds are reportable segments.

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

Business Segments

(In millions)	North America Copper Mines			South America			Indonesia		Africa
												Atlantic	Corporate,
												Copper	Other &
		Other		Cerro	Other					Molyb-	Rod &	Smelting	Elimi-	FCX
	Morenci	Mines	Total	Verde	Mines	Total	Grasberg		Tenke	denum	Refining	& Refining	nations	Total
Three Months Ended March 31, 2012
Revenues:
Unaffiliated customers	$13	$17	$30	$449	$526	$975	$953	[a]	$303	$340	$1,298	$704	$2	$4,605
Intersegment	513	913	1,426	127	152	279	(3)		2	—	6	8	(1,718)	—
Production and delivery	256	451	707	193	270	463	495		132	262	1,297	695	(1,623)	2,428
Depreciation, depletion and amortization	31	62	93	30	32	62	46		32	15	2	10	7	267
Selling, general and administrative expenses	—	1	1	1	1	2	33		2	3	—	5	58	104
Exploration and research expenses	—	—	—	—	—	—	—		—	1	—	—	61	62
Environmental obligations and shutdown costs	—	—	—	—	—	—	—		—	—	—	—	10	10
Operating income (loss)	239	416	655	352	375	727	376		139	59	5	2	(229)	1,734

Interest expense, net	—	1	1	5	—	5	—		—	—	—	3	54	63
Provision for income taxes	—	—	—	123	117	240	150		29	—	—	—	72	491
Total assets at March 31, 2012	2,146	5,255	7,401	5,300	4,127	9,427	5,613		4,138	2,543	328	1,033	2,422	32,905
Capital expenditures	44	99	143	69	83	152	182		127	95	3	3	2	707

Three Months Ended March 31, 2011
Revenues:
Unaffiliated customers	$136	$16	$152	$668	$595	$1,263	$1,372	[a]	$309	$374	$1,481	$756	$2	$5,709
Intersegment	386	823	1,209	60	79	139	358		—	—	6	6	(1,718)	—
Production and delivery	210	378	588	175	236	411	526		124	240	1,481	763	(1,756)	2,377
Depreciation, depletion and amortization	28	30	58	34	23	57	57		28	14	2	10	6	232
Selling, general and administrative expenses	—	1	1	1	1	2	43		2	4	—	8	54	114
Exploration and research expenses	—	—	—	—	—	—	—		—	1	—	—	49	50
Operating income (loss)	284	430	714	518	414	932	1,104		155	115	4	(19)	(69)	2,936

Interest expense, net	1	1	2	—	—	—	1		2	—	—	4	89	98
Provision for income taxes	—	—	—	163	143	306	496		40	—	—	—	142	984
Total assets at March 31, 2011	1,991	4,623	6,614	4,573	3,427	8,000	5,440		3,630	2,068	384	1,437	3,435	31,008
Capital expenditures	29	90	119	24	116	140	125		11	71	3	8	28	505

a.	Includes PT Freeport Indonesia’s sales to PT Smelting totaling $589 million in first-quarter 2012 and $680 million in first-quarter 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan COPPER & GOLD INC.

We have reviewed the condensed consolidated balance sheet of Freeport-McMoRan Copper & Gold Inc. as of March 31, 2012, and the related consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2012 and 2011, and the consolidated statement of equity for the three-month period ended March 31, 2012. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Freeport-McMoRan Copper & Gold Inc. as of December 31, 2011, and the related consolidated statements of income, cash flows, and equity for the year then ended (not presented herein), and in our report dated February 27, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

Phoenix, Arizona
May 4, 2012

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “we,” “us” and “our” refer to Freeport-McMoRan Copper & Gold Inc. (FCX) and its consolidated subsidiaries. You should read this discussion in conjunction with our financial statements, the related Management’s Discussion and Analysis of Financial Condition and Results of Operations and the discussion of our Business and Properties in our annual report on Form 10-K for the year ended December 31, 2011, filed with the United States (U.S.) Securities and Exchange Commission (SEC). The results of operations reported and summarized below are not necessarily indicative of future operating results (refer to "Cautionary Statement" for further discussion). References to “Notes” are Notes included in our Notes to Consolidated Financial Statements. Throughout Management's Discussion and Analysis of Financial Condition and Results of Operations all references to earnings or losses per share are on a diluted basis, unless otherwise noted.

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

Our results for first-quarter 2012, compared with first-quarter 2011, primarily reflected lower copper and gold sales volumes and lower realized copper prices. First-quarter 2012 results also included losses on early extinguishment of debt of $168 million ($149 million to net income attributable to common stock or $0.16 per share). Refer to “Consolidated Results” for further discussion of our consolidated financial results for the first quarters of 2012 and 2011.

Our first-quarter 2012 results also reflected the impact of labor-related work interruptions and the related temporary suspension of operations at PT Freeport Indonesia. Operations and productivity at PT Freeport Indonesia have improved, and full operations, which are dependent on maintaining security and productivity in the workplace, are expected to be restored during second-quarter 2012. Refer to "Consolidated Results" and "Operations - Indonesia Mining" for further discussion of the impacts from the work interruptions and temporary suspension of operations in first-quarter 2012.

At March 31, 2012, we had $4.5 billion in consolidated cash and cash equivalents and $3.5 billion in total debt. During first-quarter 2012, we sold $3.0 billion of senior notes in three tranches with a weighted average interest rate of approximately three percent. We used the proceeds from this offering, plus cash on hand, to redeem the remaining $3.0 billion of our 8.375% Senior Notes. Refer to Note 5 “Capital Resources and Liquidity – Financing Activities” for further discussion.

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

OUTLOOK

We view the long-term outlook for our business positively, supported by limitations on supplies of copper and by the requirements for copper in the world’s economy. We will continue to adjust our operating strategy as market conditions change. Our financial results vary with fluctuations in market prices for copper, gold and molybdenum and other factors. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. Because we cannot control the price of our products, the key measures that management focuses on in operating our business are sales volumes, unit net cash costs and operating cash flow. Discussion of the outlook for each of these measures follows.

Sales Volumes. Consolidated sales from mines for the year 2012 are expected to approximate 3.7 billion pounds of copper, 1.1 million ounces of gold and 81 million pounds of molybdenum, including 895 million pounds of copper, 235 thousand ounces of gold and 20 million pounds of molybdenum for second-quarter 2012. Sales estimates for the year 2012 have been revised from the estimates provided in our annual report on Form 10-K for the year ended December 31, 2011, by approximately 100 million pounds of copper and 100 thousand ounces of gold because of reduced operations at PT Freeport Indonesia. The achievement of projected 2012 sales volumes is dependent on a number of factors, including returning to normal operations at Grasberg during second-quarter 2012, achievement of targeted mining rates, the successful operation of production facilities, the impact of weather conditions and other factors.

Unit Net Cash Costs. Assuming average prices of $1,600 per ounce of gold and $14 per pound of molybdenum for the remainder of 2012, and achievement of current sales volume and cost estimates, consolidated unit net cash costs (net of by-product credits) for our copper mining operations are expected to average approximately $1.43 per pound of copper for the year 2012. Quarterly unit net cash costs vary with fluctuations in sales volumes and average realized prices for gold and molybdenum. Second-quarter 2012 unit net cash costs are expected to be higher than first-quarter 2012 and the average for the year primarily reflecting lower gold volumes in Indonesia. The impact of price changes on consolidated unit net cash costs would approximate $0.01 per pound for each $50 per ounce change in the average price of gold during the remainder of 2012, and $0.015 per pound for each $2 per pound change in the average price of molybdenum during the remainder of 2012. Refer to “Consolidated Results – Production and Delivery Costs” for further discussion of consolidated production and delivery costs.

Operating Cash Flows. Our operating cash flows vary with prices realized from copper, gold and molybdenum sales, our sales volumes, production costs, income taxes and other working capital changes and other factors. Based on projected consolidated sales volumes and unit net cash costs for 2012, and assuming average prices of $3.50 per pound of copper, $1,600 per ounce of gold and $14 per pound of molybdenum for the remainder of 2012, consolidated operating cash flows are estimated to approximate $4.2 billion for the year 2012 (net of an estimated $1.1 billion in working capital uses). Projected operating cash flows for the year 2012 also reflect estimated taxes of $1.9 billion (refer to “Consolidated Results – Provision for Income Taxes” for further discussion of our projected consolidated effective annual tax rate for 2012). The impact of price changes for the remainder of 2012 on operating cash flows would approximate $110 million for each $0.05 per pound change in the average price of copper, $35 million for each $50 per ounce change in the average price of gold and $70 million for each $2 per pound change in the average price of molybdenum.

COPPER, GOLD AND MOLYBDENUM MARKETS

World prices for copper, gold and molybdenum can fluctuate significantly. During the period from January 2002 through April 2012, the London Metal Exchange (LME) spot copper price varied from a low of $0.64 per pound in 2002 to a record high of $4.60 per pound in February 2011, the London Bullion Market Association (London) gold price fluctuated from a low of $278 per ounce in 2002 to a record high of $1,895 per ounce in September 2011, and the Metals Week Molybdenum Dealer Oxide weekly average price ranged from a low of $2.43 per pound in 2002 to a record high of $39.25 per pound in 2005. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in our “Risk Factors” contained in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2011.

Historical LME Copper Prices

Through April 30, 2012

LME Copper Prices
LME & COMEX Exchange Stocks*
000s of metric tons
Dollars per pound
1,600
1,400
1,200
1,000
800
600
400
200
0
$5.00
$4.50
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$0.00
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012

*  Excludes Shanghai stocks, producer, consumer and merchant stocks.

This graph presents LME spot copper prices and the combined reported stocks of copper at the LME and the New York Mercantile Exchange (COMEX) from January 2002 through April 2012. From 2006 through most of 2008, limited supplies, combined with growing demand from China and other emerging economies, resulted in high copper prices and low levels of inventories. In late 2008, slowing consumption, turmoil in the U.S. financial markets and concerns about the global economy led to a sharp decline in copper prices, which reached a low of $1.26 per pound in December 2008. Copper prices have since improved from 2008 lows, attributable to a combination of strong demand from emerging markets and limitations on available supply. During first-quarter 2012, LME spot copper prices ranged from $3.39 per pound to $3.93 per pound, averaged $3.77 per pound and closed at $3.85 per pound on March 30, 2012. Combined LME and COMEX inventories have fallen somewhat in 2012, compared to year-end 2011 levels, primarily as a result of increased Chinese imports.

We believe the underlying fundamentals of the copper business remain positive, supported by the significant role of copper in the global economy and limited supplies. Future copper prices are expected to be volatile and are likely to be influenced by demand from China and emerging markets, economic activity in the U.S. and other industrialized countries, the timing of the development of new supplies of copper and production levels of mines and copper smelters. The LME spot copper price closed at $3.87 per pound on April 30, 2012.

London Gold Prices
Through April 30, 2012
$1,850
$1,650
$1,450
$1,250
$1,050
$850
$650
$450
$250
Dollars per ounce
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012

This graph presents London p.m. gold prices from January 2002 through April 2012. During first-quarter 2012, gold prices ranged from $1,598 per ounce to $1,781 per ounce, averaged $1,691 per ounce and closed at $1,663 per ounce on March 30, 2012. We believe the outlook for gold remains positive, supported by continued macroeconomic uncertainty and elevated sovereign debt levels. Gold prices closed at $1,651 per ounce on April 30, 2012.

Metals Week Molybdenum Dealer Oxide Prices
Through April 30, 2012
Dollars per pound
$40
$35
$30
$25
$20
$15
$10
$5
$0
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012

This graph presents the Metals Week Molybdenum Dealer Oxide weekly average prices from January 2002 through April 2012. In late 2008, molybdenum prices declined significantly as a result of the financial market turmoil and a decline in demand; however, molybdenum prices have increased from the 2008 lows, and we believe prices are being supported by improved economic conditions and resulting demand increases. During first-quarter 2012, the weekly average price of molybdenum ranged from $13.45 per pound to $14.80 per pound, averaged $14.17 per pound and closed at $14.00 per pound on March 30, 2012. The Metals Week Molybdenum Dealer Oxide weekly average price was $14.18 per pound on April 30, 2012.

CONSOLIDATED RESULTS

	Three Months Ended
	March 31,
	2012		2011
Financial Data (in millions, except per share amounts)
Revenues[a,b]	$4,605		$5,709
Operating income[b,c]	$1,734		$2,936
Net income attributable to FCX common stockholders	$764	[d]	$1,499	[d]
Diluted net income per share attributable to FCX common stockholders	$0.80	[d]	$1.57	[d]
Diluted weighted-average common shares outstanding	955		955

Mining Operating Data
Copper (millions of recoverable pounds)
Production	833		950
Sales, excluding purchases	827		926
Average realized price per pound	$3.82		$4.31
Site production and delivery costs per pound[e]	$1.96		$1.61
Unit net cash costs per pound[e]	$1.26		$0.79
Gold (thousands of recoverable ounces)
Production	252		466
Sales, excluding purchases	288		480
Average realized price per ounce	$1,694		$1,399
Molybdenum (millions of recoverable pounds)
Production	21		20
Sales, excluding purchases	21		20
Average realized price per pound	$15.34		$18.10

a.	Includes the impact of adjustments to provisionally priced concentrate and cathode sales recognized in prior years (refer to “Revenues” below for further discussion).

b.	Refer to Note 11 for a summary of revenues and operating income by business segment.

c.
We defer recognizing profits on intercompany sales until final sales to third parties occur. Refer to "Operations - Atlantic Copper Smelting & Refining" for a summary of net impacts from changes in these deferrals.

d.
Includes losses on early extinguishment of debt totaling $149 million ($0.16 per share) for first-quarter 2012 associated with the redemption of our 8.375% Senior Notes and $6 million ($0.01 per share) for first-quarter 2011 associated with the revolving credit facilities that were replaced in March 2011 (Refer to Note 5 for further discussion).

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

Revenues
Consolidated revenues totaled $4.6 billion in first-quarter 2012, compared with $5.7 billion in first-quarter 2011. Consolidated revenues include the sale of copper concentrates, copper cathodes, copper rod, gold, molybdenum and other metals by our North and South America mines, the sale of copper concentrates (which also contain significant quantities of gold and also silver) by our Indonesia mining operations, the sale of copper cathodes and cobalt hydroxide by our Africa mining operations, the sale of molybdenum in various forms by our Molybdenum operations, and the sale of copper cathodes, copper anodes, and gold in anodes and slimes by Atlantic Copper.

Following is a summary of changes in our consolidated revenues between periods (in millions):

First-quarter 2011 consolidated revenues	$5,709
(Lower) higher price realizations from mining operations:
Copper	(405)
Gold	85
Molybdenum	(58)
Silver	(6)
Cobalt	(13)
(Lower) higher sales volumes from mining operations:
Copper	(427)
Gold	(269)
Molybdenum	23
Silver	(16)
Cobalt	(9)
Favorable impact of net adjustments to prior year provisionally priced sales	139
Lower purchased copper	(239)
Other, including intercompany eliminations	91
First-quarter 2012 consolidated revenues	$4,605

Price Realizations
Our consolidated revenues vary as a result of fluctuations in the market prices of copper, gold, molybdenum, silver and cobalt. Consolidated revenues in first-quarter 2012, compared with first-quarter 2011, reflected lower price realizations primarily associated with copper and molybdenum, partly offset by higher gold realizations. Realized copper prices averaged $3.82 per pound in first-quarter 2012, compared with $4.31 per pound in first-quarter 2011. Realized gold prices averaged $1,694 per ounce in first-quarter 2012, compared with $1,399 per ounce in first-quarter 2011. Realized molybdenum prices averaged $15.34 per pound in first-quarter 2012, compared with $18.10 per pound in first-quarter 2011.

Sales Volumes
Consolidated copper sales volumes totaled 827 million pounds of copper, 288 thousand ounces of gold and 21 million pounds of molybdenum in first-quarter 2012, compared with 926 million pounds of copper, 480 thousand ounces of gold and 20 million pounds of molybdenum in first-quarter 2011. Lower consolidated copper and gold sales volumes in first-quarter 2012 primarily reflect lower volumes in Indonesia reflecting lower anticipated ore grades combined with work interruptions and the related temporary suspension of operations. Lower copper sales volumes in Indonesia were partly offset by higher sales volumes in North America. The estimated impact of the work interruptions and the related temporary suspension of operations at PT Freeport Indonesia during first-quarter 2012 totaled approximately 80 million pounds of copper and 125 thousand ounces of gold. Refer to “Operations” for further discussion of sales volumes at our operating divisions.

Provisionally Priced Copper Sales
During first-quarter 2012, 41 percent of our mined copper was sold in concentrate, 31 percent as rod (from our North America operations) and 28 percent as cathode. Substantially all of our copper concentrate and cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) based primarily on quoted LME monthly average spot copper prices. We receive market prices based on prices in the specified future period, which results in price fluctuations recorded through revenues until the date of settlement. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on our provisionally priced concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until the date of final pricing. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs.

At December 31, 2011, we had provisionally priced copper sales at our copper mining operations, primarily South America and Indonesia, totaling 252 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average of $3.44 per pound. Higher prices during first-quarter 2012 resulted in adjustments to these provisionally priced copper sales and favorably impacted consolidated revenues by $109 million ($47 million to net income attributable to common stockholders or $0.05 per share) in first-quarter 2012, compared with adjustments to the December 31, 2010, provisionally priced copper sales that unfavorably impacted first-quarter 2011 consolidated revenues by $10 million ($4 million to net income attributable to common stockholders or less than $0.01 per share).

At March 31, 2012, we had provisionally priced copper sales at our copper mining operations, primarily South America and Indonesia, totaling 214 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average of $3.83 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the March 31, 2012, provisional price recorded would have a net impact on our 2012 consolidated revenues of approximately $15 million ($8 million to net income attributable to common stockholders). The LME spot copper price closed at $3.87 per pound on April 30, 2012.

Purchased Copper and Molybdenum
From time to time we purchase copper cathode to be processed by our Rod & Refining operations when production from our North America copper mines does not meet customer demand. The decrease in purchased copper resulted from higher production at our North America copper mines in first-quarter 2012, compared with first-quarter 2011.

We also purchase molybdenum concentrates when customer demand requires it.

Production and Delivery Costs
Consolidated production and delivery costs totaled $2.4 billion in the first quarters of 2012 and 2011. Production and delivery costs for first-quarter 2012, compared with first-quarter 2011, reflected higher input costs at our North and South America mining operations, offset by lower costs of copper cathode purchases in North America and lower costs of concentrate purchases at Atlantic Copper, both associated with lower copper prices.

Consolidated unit site production and delivery costs for our copper mining operations averaged $1.96 per pound of copper in first-quarter 2012, compared with $1.61 per pound of copper in first-quarter 2011. Higher site production and delivery costs in first-quarter 2012 primarily reflected lower copper sales volumes in Indonesia and increased mining and input costs in North and South America. Refer to “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions, and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements.

Our copper mining operations require significant energy, principally diesel, electricity, coal and natural gas. For the year 2012, energy costs are expected to approximate 22 percent of our consolidated copper production costs, which reflects projected purchases of approximately 260 million gallons of diesel fuel; 7,085 gigawatt hours of electricity at our North America, South America and Africa copper mining operations (we generate all of our power at our Indonesia mining operation); 750 thousand metric tons of coal for our coal power plant in Indonesia; and 1 million MMBTU (million british thermal units) of natural gas at certain of our North America mines. Energy costs for 2011 approximated 21 percent of our consolidated copper production costs.

Depreciation, Depletion and Amortization
Consolidated depreciation, depletion and amortization expense totaled $267 million in first-quarter 2012, compared with $232 million in first-quarter 2011. Depreciation will vary under the unit of production (UOP) method as a result of increases and decreases in sales volumes and the related UOP rates at our mining operations. Higher depreciation, depletion and amortization expense for first-quarter 2012, compared with first-quarter 2011, primarily reflects the ramp up of production and asset additions in North America, partly offset by lower depreciation in Indonesia associated with lower volumes.

Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses totaled $104 million in first-quarter 2012, compared with $114 million in first-quarter 2011, primarily reflecting lower incentive compensation costs.

Exploration and Research Expenses
Consolidated exploration and research expenses totaled $62 million in first-quarter 2012 and $50 million in first-quarter 2011. We are actively conducting exploration activities near our existing mines with a focus on opportunities to expand reserves that will support additional future production capacity in the large mineral districts where we currently operate. Favorable exploration results indicate opportunities for what we believe could be significant future potential reserve additions in North and South America and in the Tenke minerals district. The drilling data in North America continues to indicate the potential for expanded sulfide production.

For the year 2012, exploration and research expenditures are expected to total approximately $330 million, including approximately $275 million for exploration. Exploration activities will continue to focus primarily on the potential for future reserve additions in our existing mineral districts.

Environmental Obligations and Shutdown Costs
Environmental obligation costs reflect net revisions to our long-term environmental obligations, which will vary from period to period because of changes to environmental laws and regulations and/or circumstances affecting our operations that could result in significant changes in our estimates. Shutdown costs include care and maintenance costs and any litigation, remediation or related expenditures associated with closed facilities or operations.

During first-quarter 2012, there were no revisions to our environmental obligations, and shutdown costs totaled $10 million. See "Contingencies" for further discussion of environmental obligations and litigation matters associated with closed facilities or operations.

Interest Expense, Net
Consolidated interest expense (before capitalization) totaled $99 million in first-quarter 2012, compared with $123 million in first-quarter 2011. Lower interest expense in first-quarter 2012 primarily reflected the impact of debt repayments during 2011.

Capitalized interest is primarily related to our development projects and totaled $36 million in first-quarter 2012, compared with $25 million in first-quarter 2011. Refer to “Operations” for further discussion of current development projects.

Losses on Early Extinguishment of Debt
We recorded losses on early extinguishment of debt of $168 million ($149 million to net income attributable to common stockholders or $0.16 per share) for first-quarter 2012 associated with the redemption of our remaining 8.375% Senior Notes.

We recorded losses on early extinguishment of debt totaling $7 million ($6 million to net income attributable to common stockholders or $0.01 per share) for first-quarter 2011 related to the revolving credit facilities that were replaced in March 2011 by a new senior unsecured revolving credit facility.

Refer to Note 5 for further discussion of these transactions.

Provision for Income Taxes
Following is a summary of the approximate amounts in the calculation of our consolidated provision for income taxes for the first quarters of 2012 and 2011 (in millions, except percentages):

	Three Months Ended				Three Months Ended
	March 31, 2012				March 31, 2011
	Income[a]	Effective Tax Rate		Income Tax (Provision) Benefit	Income[a]	Effective Tax Rate	Income Tax (Provision) Benefit
U.S.	$339	24%		$(83)	$647	21%	$(138)
South America	691	35%		(240)	914	33%	(306)
Indonesia	351	43%		(150)	1,161	43%	(496)
Africa	89	33%		(29)	104	38%	(40)
Eliminations and other	20	N/A		9	15	N/A	(11)
Annualized rate adjustment[b]	N/A	N/A		2	N/A	N/A	7
Consolidated FCX	$1,490	33%	[c]	$(491)	$2,841	35%	$(984)

a.	Represents income by geographic location before income taxes and equity in affiliated companies’ net earnings.

b.	In accordance with applicable accounting rules, we adjust our interim provision for income taxes equal to our estimated annualized tax rate.

c.
Our consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which we operate. Accordingly, variations in the relative proportions of jurisdictional income can result in fluctuations to our consolidated effective income tax rate. Assuming average prices of $3.50 per pound for copper, $1,600 per ounce for gold and $14 per pound for molybdenum for the remainder of 2012 and achievement of current sales volume and cost estimates, we estimate our annual consolidated effective tax rate will approximate 33 percent.

OPERATIONS

North America Copper Mines
We currently operate seven copper mines in North America – Morenci, Bagdad, Safford, Sierrita and Miami in Arizona, and Tyrone and Chino in New Mexico. All of these mining operations are wholly owned, except for Morenci, an unincorporated joint venture in which we own an 85 percent undivided interest.

The North America copper mines include open-pit mining, sulfide ore concentrating, leaching and solution extraction/electrowinning (SX/EW) operations. Molybdenum concentrate is also produced by certain of our North America copper mines (primarily Sierrita, Bagdad and Morenci). A majority of the copper produced at our North America copper mines is cast into copper rod by our Rod & Refining operations. The remainder of our North America copper sales is in the form of copper cathode or copper concentrate.

Operating and Development Activities. During 2011 and 2010, we increased production at our North America copper mines. The projects included restarting milling operations and increasing mining rates at Morenci and Chino and restarting the Miami mine. We continue to evaluate a number of opportunities to invest in additional production capacity at several of our North America copper mines. Exploration results in recent years indicate the potential for significant additional sulfide development in North America. Further discussion of current development projects at our North America copper mines is presented below.

Morenci Mill Expansion. We recently completed a feasibility study to expand mining and milling capacity at Morenci to process additional sulfide ores identified through exploratory drilling. The approximate $1.4 billion project would increase milling rates from the current level of 50,000 metric tons of ore per day to approximately 115,000 metric tons of ore per day, and mining rates from the current level of 700,000 short tons per day to 900,000 short tons per day and target incremental annual production of approximately 225 million pounds of copper in 2014. We expect to commence engineering, procurement and initial construction activities during 2012.

Chino Restart. During 2011, mining and milling activities were restarted at the Chino mine. Production at Chino totaled 69 million pounds of copper for 2011 and is expected to increase to approximately 250 million pounds of copper per year in 2014. Costs for the project associated with equipment and mill refurbishment are expected to approximate $175 million. Project costs of $109 million have been incurred as of March 31, 2012 ($4 million during first-quarter 2012).

Operating Data. Following is summary operating data for the North America copper mines for the first quarters of 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011
Operating Data, Net of Joint Venture Interest
Copper (millions of recoverable pounds)
Production	337	282
Sales, excluding purchases	338	276
Average realized price per pound	$3.82	$4.40

Molybdenum (millions of recoverable pounds)
Production[a]	10	7

100% Operating Data
SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	1,032,900	811,700
Average copper ore grade (percent)	0.23	0.24
Copper production (millions of recoverable pounds)	218	182

Mill operations
Ore milled (metric tons per day)	236,000	213,400
Average ore grade (percent):
Copper	0.37	0.36
Molybdenum	0.03	0.03
Copper recovery rate (percent)	80.0	81.8
Copper production (millions of recoverable pounds)	142	122

a.	Reflects molybdenum production from certain of the North America copper mines. Sales of molybdenum are reflected in the Molybdenum division.

Copper sales volumes from our North America copper mines increased to 338 million pounds in first-quarter 2012, compared with 276 million pounds in first-quarter 2011, primarily reflecting increased production associated with the ramp up of mining and milling activities.

For the year 2012, copper sales volumes from our North America copper mines are expected to approximate 1.3 billion pounds, compared with 1.2 billion pounds of copper in 2011. Molybdenum production from our North America copper mines is expected to approximate 31 million pounds for the year 2012, compared with 35 million pounds in 2011.

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

Gross Profit per Pound of Copper and Molybdenum

The following tables summarize unit net cash costs and gross profit per pound at our North America copper mines for the first quarters of 2012 and 2011. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended			Three Months Ended
	March 31, 2012			March 31, 2011
	By- Product Method	Co-Product Method		By- Product Method	Co-Product Method
		Copper	Molyb- denum[a]		Copper	Molyb- denum[a]
Revenues, excluding adjustments	$3.82	$3.82	$14.16	$4.40	$4.40	$16.87

Site production and delivery, before net noncash and other costs shown below	1.80	1.74	3.04	1.75	1.57	7.08
By-product credits[a]	(0.41)	—	—	(0.49)	—	—
Treatment charges	0.12	0.11	—	0.11	0.10	—
Unit net cash costs	1.51	1.85	3.04	1.37	1.67	7.08
Depreciation, depletion and amortization	0.27	0.26	0.18	0.20	0.19	0.43
Noncash and other costs, net	0.06	0.06	0.01	0.18	0.18	0.14
Total unit costs	1.84	2.17	3.23	1.75	2.04	7.65
Revenue adjustments, primarily for pricing on prior period open sales	0.03	0.03	—	—	—	—
Gross profit per pound	$2.01	$1.68	$10.93	$2.65	$2.36	$9.22

Copper sales (millions of recoverable pounds)	337	337		275	275
Molybdenum sales (millions of recoverable pounds)[b]			10			7

a.	Molybdenum credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Reflects molybdenum produced by certain of our North America copper mines.

Our operating North America copper mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-products and other factors. Unit net cash costs (net of by-product credits) for our North America copper mines averaged $1.51 per pound of copper in first-quarter 2012, compared with $1.37 per pound of copper in first-quarter 2011, primarily reflecting increased mining and milling activities, partly offset by higher copper sales volumes. North America copper mines' average unit net cash costs also reflected lower molybdenum credits in first-quarter 2012.

Assuming achievement of current sales volume and cost estimates and an average price of $14 per pound of molybdenum for the remainder of 2012, we estimate that average unit net cash costs (net of by-product credits) for our North America copper mines would approximate $1.68 per pound of copper for the year 2012, compared with $1.41 per pound of copper in 2011. North America's average unit net cash costs for 2012 would change by approximately $0.03 per pound for each $2 per pound change in the average price of molybdenum during the remainder of 2012.

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

Operating and Development Activities.
El Abra Sulfide. During 2011, we commenced production from El Abra’s sulfide ores. Production from the sulfide ore is expected to approximate 300 million pounds of copper per year, replacing the currently depleting oxide copper production. The aggregate capital investment for this project is expected to approximate $800 million through 2015, which includes approximately $580 million for the nearly completed initial phase of the project. Project costs of $531 million have been incurred as of March 31, 2012 ($18 million during first-quarter 2012).

We are also engaged in pre-feasibility studies for a potential large-scale milling operation at El Abra to process additional sulfide material and to achieve higher recoveries. Positive exploration results at El Abra indicate the potential for a significant sulfide resource. Exploration activities are continuing.

Cerro Verde Expansion. At Cerro Verde, plans for a large-scale concentrator expansion continue to be advanced. The approximate $4 billion project would expand the concentrator facilities from 120,000 metric tons of ore per day to 360,000 metric tons of ore per day and provide incremental annual production of approximately 600 million pounds of copper and 15 million pounds of molybdenum beginning in 2016. An environmental impact assessment was filed in fourth-quarter 2011, permitting is being advanced and engineering and procurement of long-lead items are in progress.

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

Candelaria Water. As part of our overall strategy to supply water to the Candelaria mine, we completed construction of a pipeline to bring water from a nearby water treatment facility. In addition, we have completed engineering and began construction for a desalination plant and pipeline that will supply Candelaria’s longer term water needs. The plant is expected to be completed in early 2013 at a capital investment of approximately $300 million. Project costs of $180 million have been incurred as of March 31, 2012 ($54 million during first-quarter 2012).

Operating Data. Following is summary operating data for our South America mining operations for the first quarters of 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011
Copper (millions of recoverable pounds)
Production	293	317
Sales	286	312
Average realized price per pound	$3.83	$4.31

Gold (thousands of recoverable ounces)
Production	19	24
Sales	19	24
Average realized price per ounce	$1,680	$1,394

Molybdenum (millions of recoverable pounds)
Production[a]	2	3

SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	196,300	262,200
Average copper ore grade (percent)	0.55	0.43
Copper production (millions of recoverable pounds)	118	90

Mill operations
Ore milled (metric tons per day)	186,000	191,800
Average ore grade:
Copper (percent)	0.55	0.68
Gold (grams per metric ton)	0.09	0.12
Molybdenum (percent)	0.02	0.02
Copper recovery rate (percent)	89.2	91.4
Copper production (millions of recoverable pounds)	175	227

a.	Reflects molybdenum production from Cerro Verde. Sales of molybdenum are reflected in the Molybdenum division.

Copper sales from our South America mining operations declined to 286 million pounds in first-quarter 2012, compared with 312 million pounds in first-quarter 2011, primarily reflecting anticipated lower ore grades at Cerro Verde and Candelaria, partly offset by higher production at El Abra.

For the year 2012, consolidated sales volumes from South America mining are expected to approximate 1.3 billion pounds of copper and 100 thousand ounces of gold, similar to 2011 sales of 1.3 billion pounds of copper and 101 thousand ounces of gold. Molybdenum production from Cerro Verde is expected to approximate 9 million pounds for the year 2012, compared with 10 million pounds in 2011.

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

Gross Profit per Pound of Copper

The following tables summarize unit net cash costs and gross profit per pound at the South America mining operations for the first quarters of 2012 and 2011. Unit net cash costs per pound of copper are reflected under the by-product and co-product methods as the South America mining operations also had small amounts of molybdenum, gold and silver sales. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
	By-Product Method	Co-Product Method	By-Product Method	Co-Product Method
Revenues, excluding adjustments	$3.83	$3.83	$4.31	$4.31

Site production and delivery, before net noncash and other costs shown below	1.53	1.42	1.30	1.20
By-product credits	(0.29)	—	(0.36)	—
Treatment charges	0.16	0.16	0.19	0.19
Unit net cash costs	1.40	1.58	1.13	1.39
Depreciation, depletion and amortization	0.22	0.21	0.18	0.17
Noncash and other costs, net	0.07	0.04	0.06	0.05
Total unit costs	1.69	1.83	1.37	1.61
Revenue adjustments, primarily for pricing on prior period open sales	0.38	0.38	0.03	(0.03)
Gross profit per pound	$2.52	$2.38	$2.97	$2.67

Copper sales (millions of recoverable pounds)	286	286	312	312

Our South America mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-products and other factors. Average unit net cash costs (net of by-product credits) for our South America mining operations averaged $1.40 per pound of copper in first-quarter 2012, compared with $1.13 per pound in first-quarter 2011. Higher average unit net cash costs in first-quarter 2012 primarily reflected higher site production and delivery costs associated with increased input costs and lower copper sales volumes, and also reflected lower molybdenum credits.

Revenue adjustments primarily result from changes in prices on provisionally priced copper sales recognized in prior periods. To the extent prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, higher copper prices during first-quarter 2012 resulted in favorable revenue adjustments to December 31, 2011, provisionally priced copper sales, whereas, decreasing prices in first-quarter 2011 resulted in unfavorable revenue adjustments to December 31, 2010, provisionally priced copper sales. Refer to “Consolidated Results - Revenues” for further discussion.

Assuming achievement of current sales volume and cost estimates and average prices of $1,600 per ounce of gold and $14 per pound of molybdenum for the remainder of 2012, we estimate that average unit net cash costs (net of by-product credits) for our South America mining operations would approximate $1.44 per pound of copper for the year 2012, compared with $1.20 per pound in 2011.

Indonesia Mining
Indonesia mining includes PT Freeport Indonesia’s Grasberg minerals district. We own 90.64 percent of PT Freeport Indonesia, including 9.36 percent owned through our wholly owned subsidiary, PT Indocopper Investama.

PT Freeport Indonesia produces copper concentrates, which contain significant quantities of gold and also silver. Substantially all of PT Freeport Indonesia’s copper concentrates are sold under long-term contracts, of which approximately one-half is sold to affiliated smelters, Atlantic Copper and PT Smelting (PT Freeport Indonesia’s 25-percent owned copper smelter and refinery in Indonesia) and the remainder to other customers.

We have established certain unincorporated joint ventures with Rio Tinto plc (Rio Tinto), under which Rio Tinto has a 40 percent interest in certain assets and future production exceeding specified annual amounts of copper, gold and silver. Refer to Note 2 in our annual report on Form 10-K for the year ended December 31, 2011, for discussion of our joint ventures with Rio Tinto plc.

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

Common Infrastructure and Grasberg Block Cave. In 2004, PT Freeport Indonesia commenced its Common Infrastructure project to provide access to its large undeveloped underground ore bodies located in the Grasberg minerals district through a tunnel system located approximately 400 meters deeper than its existing underground tunnel system. In addition to providing access to our underground ore bodies, the tunnel system will enable PT Freeport Indonesia to conduct future exploration in prospective areas associated with currently identified ore bodies. The tunnel system was completed to the Big Gossan terminal and the Big Gossan mine was brought into production in fourth-quarter 2010. We have also advanced development of both the DMLZ and Grasberg spurs, and have completed the tunneling required to reach these underground ore bodies.

The Grasberg Block Cave underground mine accounts for over one-third of our reserves in Indonesia. Production at the Grasberg Block Cave mine is currently scheduled to commence at the end of mining the Grasberg open pit, which is currently expected to continue until 2016. The timing of the transition to underground Grasberg Block Cave mine will continue to be assessed. Targeted production rates once the Grasberg Block Cave mining operation reaches full capacity are expected to approximate 160,000 metric tons of ore per day.

Aggregate mine development capital for the Grasberg Block Cave mine and associated Common Infrastructure is expected to approximate $4.2 billion (incurred between 2008 and 2021), with PT Freeport Indonesia’s share totaling approximately $3.8 billion. Aggregate project costs totaling $634 million have been incurred through March 31, 2012 ($65 million during first-quarter 2012).

Big Gossan. The Big Gossan underground mine is a high-grade deposit located near PT Freeport Indonesia’s existing milling complex. The Big Gossan mine is being developed as an open-stope mine with backfill consisting of mill tailings and cement, an established mining methodology. Production, which began in fourth-quarter 2010, is designed to ramp up to 7,000 metric tons of ore per day in 2013 (equal to average annual aggregate incremental production of 125 million pounds of copper and 65,000 ounces of gold). The aggregate capital investment for this project is currently estimated at approximately $550 million, with PT Freeport Indonesia’s share totaling approximately $518 million. Aggregate project costs of $501 million have been incurred through March 31, 2012 ($7 million during first-quarter 2012).

DMLZ. The DMLZ ore body lies below the DOZ mine at the 2,590-meter elevation and represents the downward continuation of mineralization in the Ertsberg East Skarn system and neighboring Ertsberg porphyry. We plan to mine the ore body using a block-cave method with production beginning in 2015, near completion of mining at the DOZ mine. Drilling efforts continue to determine the extent of this ore body. Aggregate mine development capital costs for the DMLZ mine are expected to approximate $2.2 billion (incurred from 2009 to 2020), with PT Freeport Indonesia’s share totaling approximately $1.3 billion. Aggregate project costs totaling $321 million have been incurred through March 31, 2012 ($52 million during first-quarter 2012). Targeted production rates once the DMLZ mining operation reaches full capacity are expected to approximate 80,000 metric tons of ore per day.

Other Matters. Between July 2009 and April 2012, there were 33 shooting incidents in and around the Grasberg minerals district, including along the road leading to our mining and milling operations, which resulted in 15 fatalities and 56 injuries. The investigation of these matters is continuing. We have taken precautionary measures, including limiting use of the road to secured convoys. The Indonesian government has responded with additional security forces and expressed a commitment to protect the safety of the community and our operations. Prolonged limitations on access to the road could adversely affect operations at the mine. The safety of our workforce is a critical concern, and PT Freeport Indonesia is working cooperatively with the Government of Indonesia to address security issues. Refer to "Risk Factors" contained in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2011, for further discussion.

Operating Data. Following is summary operating data for our Indonesia mining operations for the first quarters of 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011
Operating Data, Net of Joint Venture Interest
Copper (millions of recoverable pounds)
Production	123	284
Sales	134	278
Average realized price per pound	$3.81	$4.26

Gold (thousands of recoverable ounces)
Production	229	441
Sales	266	454
Average realized price per ounce	$1,695	$1,400

100% Operating Data
Ore milled (metric tons per day):[a]
Grasberg open pit	80,500	140,300
DOZ underground mine	33,100	80,100
Big Gossan underground mine	1,200	1,800
Total	114,800	222,200
Average ore grade:
Copper (percent)	0.64	0.77
Gold (grams per metric ton)	0.84	0.89
Recovery rates (percent):
Copper	89.6	87.3
Gold	82.1	82.0
Production (recoverable):
Copper (millions of pounds)	123	284
Gold (thousands of ounces)	229	459

a.	Amounts represent the approximate average daily throughput processed at PT Freeport Indonesia’s mill facilities from each producing mine.

Sales volumes from our Indonesia mining operations declined to 134 million pounds of copper and 266 thousand ounces of gold in first-quarter 2012, compared with 278 million pounds of copper and 454 thousand ounces of gold in first-quarter 2011, primarily reflecting anticipated lower ore grades combined with work interruptions and the related temporary suspension of operations during first-quarter 2012.

The terms of a new two-year labor agreement for PT Freeport Indonesia's employees were reached in mid-December 2011 and production began ramping up following repairs to damaged concentrate and fuel pipelines, which resulted from civil unrest that occurred during the course of the approximate three-month strike. During first-quarter 2012, PT Freeport Indonesia experienced work interruptions in connection with its efforts to resume normal operations, and temporarily suspended operations, which had an estimated impact of approximately 80 million pounds of copper and 125 thousand ounces of gold. Operations and productivity at PT Freeport Indonesia have improved recently. For the month of April 2012, mill throughput rates averaged approximately 194,000 metric tons of ore per day, compared with the first-quarter 2012 average of 114,800 metric tons of ore per day and the projected average for the year 2012 of 184,000 metric tons of ore per day. Full operations, which are dependent on maintaining security and productivity in the workplace, are expected to be restored during second-quarter 2012.

At the Grasberg mine, the sequencing in mining areas with varying ore grades causes fluctuations in the timing of ore production resulting in varying quarterly sales of copper and gold. Consolidated sales volumes from our Indonesia mining operations are expected to approximate 800 million pounds of copper and 1.0 million ounces of gold for 2012, compared with 846 million pounds of copper and 1.3 million ounces of gold in 2011. These estimates reflect the work interruptions experienced during first-quarter 2012 and returning to normal operations at Grasberg during second-quarter 2012. Gold sales in 2012 also reflect mining in a lower grade section of the Grasberg open pit in 2012, compared with 2011.

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

Gross Profit per Pound of Copper and per Ounce of Gold

The following tables summarize the unit net cash costs and gross profit per pound of copper and per ounce of gold at our Indonesia mining operations for the first quarters of 2012 and 2011. Refer to “Production Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended			Three Months Ended
	March 31, 2012			March 31, 2011
	By-Product Method	Co-Product Method		By-Product Method	Co-Product Method
		Copper	Gold		Copper	Gold
Revenues, excluding adjustments	$3.81	$3.81	$1,695	$4.26	$4.26	$1,400

Site production and delivery, before net noncash and other costs shown below	3.51	1.83	814	1.84	1.18	386
Gold and silver credits	(3.51)	—	—	(2.34)	—	—
Treatment charges	0.19	0.10	44	0.18	0.11	37
Royalty on metals	0.14	0.07	32	0.16	0.10	34
Unit net cash costs (credits)	0.33	2.00	890	(0.16)	1.39	457
Depreciation and amortization	0.34	0.18	80	0.21	0.13	43
Noncash and other costs, net	0.18	0.10	43	0.05	0.04	12
Total unit costs	0.85	2.28	1,013	0.10	1.56	512
Revenue adjustments, primarily for pricing on prior period open sales	0.10	0.10	10	(0.03)	(0.03)	(38)
Gross profit per pound/ounce	$3.06	$1.63	$692	$4.13	$2.67	$850

Copper sales (millions of recoverable pounds)	134	134		278	278
Gold sales (thousands of recoverable ounces)			266			454

Because of the fixed nature of a large portion of PT Freeport Indonesia’s costs, unit costs vary significantly from period to period depending on volumes of copper and gold sold during the period, and realized gold prices. Unit net cash costs (net of gold and silver credits) for our Indonesia mining operations totaled $0.33 per pound of copper in first-quarter 2012, compared with a net credit of $0.16 per pound of copper in first-quarter 2011. Higher unit net cash costs primarily reflected lower sales volumes.

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold.

Because certain assets are depreciated on a straight-line basis, PT Freeport Indonesia’s unit depreciation rate varies with the level of copper production and sales.

Revenue adjustments primarily result from changes in prices on provisionally priced copper sales recognized in prior periods. To the extent prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, higher copper prices at the end of first-quarter 2012 resulted in favorable revenue adjustments to December 31, 2011, provisionally priced copper sales, whereas, decreasing prices in first-quarter 2011 resulted in unfavorable revenue adjustments to December 31, 2010, provisionally priced copper sales. Refer to “Consolidated Results - Revenues” for further discussion.

Assuming achievement of current sales volume and cost estimates, and an average gold price of $1,600 per ounce for the remainder of 2012, we estimate that average unit net cash costs for Indonesia (net of gold and silver credits) would approximate $1.11 per pound of copper for the year 2012, compared with $0.09 per pound in 2011. Indonesia's unit net cash costs for 2012 would change by $0.05 per pound for each $50 per ounce change in the average price of gold during the remainder of 2012. Compared with first-quarter 2012, unit site production and delivery costs are expected to decline for the remainder of 2012 because of higher projected copper volumes. However, unit net cash costs are expected to be higher for the remainder of 2012 because of lower gold credits. Quarterly unit net cash costs are expected to vary significantly with variations in quarterly metal sales volumes, as well as average realized gold prices during the period. Indonesia's unit net cash costs are expected to decline significantly in future years, compared with the year 2012, because of higher projected copper and gold volumes.

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

We hold an effective 56 percent interest in the Tenke copper and cobalt mining concessions and are the operator of Tenke. Effective March 26, 2012, the DRC government issued a Presidential Decree approving modifications to TFM's bylaws. As a result, we and Lundin Mining Corporation's ownership interest in Tenke totals 80 percent (previously 82.5 percent) and Gecamines' ownership interest totals 20 percent (previously 17.5 percent).

Operating and Development Activities. Our investment in the initial project approximated $2 billion, and we have received loan repayments, including interest, of approximately $840 million through March 31, 2012.

The milling facilities at Tenke, which were designed to process ore at a rate of 8,000 metric tons per day, continue to perform above capacity, with throughput averaging 12,200 metric tons of ore per day in first-quarter 2012. Mining rates have been increased to enable additional copper production from the initial project capacity of 250 million pounds of copper per year to approximately 290 million pounds of copper per year.

We are constructing a second phase of the project, which would include optimizing the current plant and increasing capacity. We plan to expand the mill rate to 14,000 metric tons of ore per day and are constructing related processing facilities that would target the addition of approximately 150 million pounds of copper per year in 2013. The approximate $850 million project includes mill upgrades, additional mining equipment, a new tank house and sulphuric acid plant expansion. The second phase of the project will be funded with cash generated from operations, and should additional funds be required, we will fund 70 percent and Lundin Mining Corporation will fund 30 percent.

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

Operating Data. Following is summary operating data for our Africa mining operations for the first quarters of 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011
Copper (millions of recoverable pounds)
Production	80	67
Sales	69	60
Average realized price per pound[a]	$3.74	$4.19

Cobalt (millions of contained pounds)
Production	6	6
Sales	5	6
Average realized price per pound	$8.46	$10.99

Ore milled (metric tons per day)	12,200	10,800
Average ore grade (percent):
Copper	3.61	3.42
Cobalt	0.38	0.38
Copper recovery rate (percent)	91.2	91.7

a.	Includes adjustments for point-of-sale transportation costs as negotiated in customer contracts.

Copper sales volumes from our Africa mining operations totaled 69 million pounds of copper in first-quarter 2012, compared with 60 million pounds in first-quarter 2011, primarily reflecting higher mining and milling rates.

For the year 2012, we expect sales volumes from our Africa mining operations to approximate 300 million pounds of copper and 25 million pounds of cobalt, compared with 283 million pounds of copper and 25 million pounds of cobalt in 2011.

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

Gross Profit per Pound of Copper and Cobalt

The following tables summarize the unit net cash costs and gross profit per pound of copper and cobalt at our Africa mining operations for the first quarters of 2012 and 2011. Refer to “Production Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended			Three Months Ended
	March 31, 2012			March 31, 2011
	By-Product Method	Co-Product Method		By-Product Method	Co-Product Method
		Copper	Cobalt		Copper	Cobalt
Revenues, excluding adjustments[a]	$3.74	$3.74	$8.46	$4.19	$4.19	$10.99

Site production and delivery, before net noncash and other costs shown below	1.50	1.44	5.14	1.51	1.35	5.45
Cobalt credits[b]	(0.33)	—	—	(0.75)	—	—
Royalty on metals	0.08	0.07	0.13	0.10	0.07	0.19
Unit net cash costs	1.25	1.51	5.27	0.86	1.42	5.64
Depreciation and amortization	0.46	0.42	0.66	0.47	0.40	0.78
Noncash and other costs, net	0.11	0.10	0.15	0.21	0.17	0.34
Total unit costs	1.82	2.03	6.08	1.54	1.99	6.76
Revenue adjustments, primarily for pricing on prior period open sales	0.12	0.12	0.46	(0.01)	(0.01)	0.39
Gross profit per pound	$2.04	$1.83	$2.84	$2.64	$2.19	$4.62

Copper sales (millions of recoverable pounds)	69	69		60	60
Cobalt sales (millions of contained pounds)			5			6

a.	Includes adjustments for point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

Unit net cash costs (net of cobalt credits) for our Africa mining operations averaged $1.25 per pound of copper in first-quarter 2012, compared with $0.86 per pound of copper in first-quarter 2011. Higher unit net cash costs in first-quarter 2012 primarily reflected higher input costs from higher mining and milling rates and lower cobalt credits, partly offset by higher copper sales volumes.

Assuming achievement of current sales volumes and cost estimates and an average market cobalt price of $12 per pound for the remainder of 2012, we estimate that average unit net cash costs (net of cobalt credits) would approximate $1.13 per pound of copper for the year 2012, compared with $1.07 per pound in 2011. Africa's unit net cash costs for 2012 would change by $0.08 per pound for each $2 per pound change in the average price of cobalt during the remainder of 2012.

Molybdenum
We are an integrated producer of molybdenum, with mining, sulfide ore concentrating, roasting and processing facilities that produce high-purity, molybdenum-based chemicals, molybdenum metal powder and metallurgical products, which are sold to customers around the world. Our molybdenum operations include the wholly owned Henderson underground mine and Climax open-pit mine in Colorado and related conversion facilities. The Henderson underground mine produces high-purity, chemical-grade molybdenum concentrates, which are typically further processed into value-added molybdenum chemical products. The Molybdenum operations also include a sales company that purchases and sells molybdenum from our Henderson mine and from certain of our North and South America mines that produce molybdenum; and related conversion facilities that, at times, roast and/or process material on a toll basis for third-parties. Toll arrangements require the tolling customer to deliver appropriate molybdenum-bearing material to our facilities for processing into a product that is returned to the customer, who pays us for processing their material into the specified products.

Development Activities. During first-quarter 2012, we commenced operations at our newly constructed Climax molybdenum mine. Construction activities from the first phase of the project are substantially complete. First production from the Climax mine is expected in second-quarter 2012 and is expected to ramp up to a rate of 20 million pounds of molybdenum per year during 2013, and depending on market conditions, may be increased to 30 million pounds of molybdenum per year. We intend to operate our Climax and Henderson molybdenum mines in a flexible manner to meet market requirements. The cost of the initial phase of the project approximates $760 million.

Operating Data. Following is summary operating data for the Molybdenum operations for the first quarters of 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011
Molybdenum (millions of recoverable pounds)
Production[a]	9	10
Sales, excluding purchases[b]	21	20
Average realized price per pound	$15.34	$18.10

Henderson molybdenum mine
Ore milled (metric tons per day)	19,900	23,400
Average molybdenum ore grade (percent)	0.25	0.24
Molybdenum production (millions of recoverable pounds)	9	10

a.	Reflects production at the Henderson molybdenum mine.

b.	Includes sales of molybdenum produced at our North and South America copper mines.

Consolidated molybdenum sales volumes totaled 21 million pounds in first-quarter 2012, compared with 20 million pounds in first-quarter 2011. For the year 2012, we expect molybdenum sales volumes to approximate 81 million pounds (of which approximately 40 million pounds represents molybdenum production from our North and South America copper mines), compared with 79 million pounds in 2011 (of which 45 million pounds represented molybdenum production from our North and South America copper mines).

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

Gross Profit per Pound of Molybdenum

The following table summarizes the unit net cash costs and gross profit per pound of molybdenum at our Henderson molybdenum mine for the first quarters of 2012 and 2011. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended
	March 31,
	2012	2011
Revenues, excluding adjustments	$15.03	$17.37

Site production and delivery, before net noncash and other costs shown below	6.00	5.25
Treatment charges and other	0.88	0.88
Unit net cash costs	6.88	6.13
Depreciation, depletion and amortization	0.90	0.88
Noncash and other costs, net	0.05	0.03
Total unit costs	7.83	7.04
Gross profit[a]	$7.20	$10.33

Molybdenum sales (millions of recoverable pounds)[b]	9	10

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

Henderson’s unit net cash costs were $6.88 per pound of molybdenum in first-quarter 2012, compared with $6.13 per pound of molybdenum in first-quarter 2011, primarily reflecting higher input costs, including labor and materials.

Assuming achievement of current 2012 sales volume and cost estimates, we estimate that unit net cash costs for Henderson to approximate $7.00 per pound of molybdenum for the year 2012, compared with $6.34 per pound in 2011.

Atlantic Copper Smelting & Refining
Atlantic Copper, our wholly owned subsidiary located in Spain, smelts and refines copper concentrates and markets refined copper and precious metals in slimes. During first-quarter 2012, Atlantic Copper purchased approximately 41 percent of its concentrate requirements from our South America mining operations and approximately 21 percent from our North America copper mining operations. Through this form of downstream integration, we are assured placement of a significant portion of our concentrate production.

Smelting and refining charges consist of a base rate and, in certain contracts, price participation based on copper prices. Treatment charges for smelting and refining copper concentrates represent a cost to our Indonesia, South America and North America mining operations, and income to Atlantic Copper and PT Smelting, PT Freeport Indonesia's 25 percent owned smelter and refinery. Thus, higher treatment and refining charges benefit our smelter operations and adversely affect our mining operations in Indonesia, South America and North America. Our North America copper mines are less significantly affected by changes in treatment and refining charges because these operations are largely integrated with our wholly owned Miami smelter located in Arizona.

Atlantic Copper had operating income of $2 million in first-quarter 2012, compared with an operating loss of $19 million in first-quarter 2011. Atlantic Copper’s improved operating results primarily reflects higher production and higher gold credits in first-quarter 2012. Atlantic Copper's first-quarter 2011 operating results also included additional operating costs associated with accelerated costs for the April 2011 scheduled shutdown.

We defer recognizing profits on sales from our Indonesia, South America and North America mining operations to Atlantic Copper and on 25 percent of Indonesia mining sales to PT Smelting until final sales to third parties occur. Our net deferred profits on our Indonesia, South America and North America concentrate inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income after taxes and noncontrolling interests totaled $87 million at March 31, 2012. Changes in these deferrals attributable to variability in intercompany volumes resulted in net reductions to net income attributable to common stockholders totaling $32 million ($0.03 per share)

in first-quarter 2012, compared with net additions of $1 million (less than $0.01 per share) in first-quarter 2011. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices will result in variability in our net deferred profits and quarterly earnings. Additionally, as PT Freeport Indonesia's operations return to full operating rates, we expect to defer a significant amount of PT Freeport Indonesia's profit on intercompany sales until sales to third parties occur.

CAPITAL RESOURCES AND LIQUIDITY

Our operating cash flows vary with prices realized from copper, gold and molybdenum sales, our sales volumes, production costs, income taxes, other working capital changes and other factors. Strong operating performance and favorable copper and gold prices have enabled us to enhance our financial and liquidity position, reduce debt and pay cash dividends to shareholders, while pursuing future growth opportunities. We view the long-term outlook for our business positively, supported by limitations on supplies of copper and by the requirements for copper in the world’s economy, and will continue to adjust our operating strategy as market conditions change.

Cash and Cash Equivalents
At March 31, 2012, we had consolidated cash and cash equivalents of $4.5 billion. The following table reflects the U.S. and international components of consolidated cash and cash equivalents at March 31, 2012, and December 31, 2011 (in billions):

	March 31, 2012	December 31, 2011
Cash at domestic companies[a]	$1.9	$2.4
Cash at international operations	2.6	2.4
Total consolidated cash and cash equivalents	4.5	4.8
Less: Noncontrolling interests’ share	(0.9)	(0.8)
Cash, net of noncontrolling interests’ share	3.6	4.0
Less: Withholding taxes and other	(0.2)	(0.1)
Net cash available to FCX	$3.4	$3.9

a.	Includes cash at our parent company and other North America operations.

Cash held at our international operations is generally used to support our foreign operations' capital expenditures, operating expenses, working capital or other cash needs. At March 31, 2012, management believed that sufficient liquidity was available in the U.S. With the exception of Tenke Fungurume, we have not elected to permanently reinvest earnings from our foreign subsidiaries, and we have recorded deferred tax liabilities for foreign earnings that are available to be repatriated to the U.S. From time to time, our foreign subsidiaries distribute earnings to the U.S. through dividends, which are subject to applicable withholding taxes and noncontrolling interests' share.

Operating Activities
Our operating cash flows vary with prices realized from copper, gold and molybdenum sales, our sales volumes, production costs, income taxes, other working capital changes and other factors. We generated operating cash flows totaling $801 million for first-quarter 2012, net of $720 million for working capital uses, compared with operating cash flows totaling $2.4 billion for first-quarter 2011, including $114 million from working capital sources. Lower operating cash flows for first-quarter 2012, compared with first-quarter 2011, primarily reflected lower copper and gold sales volumes and lower copper price realizations.

Based on current mine plans and subject to future copper, gold and molybdenum prices, we expect estimated operating cash flows for the year 2012 plus available cash to be sufficient to fund our budgeted capital expenditures, dividends, noncontrolling interest distributions and other cash requirements for the year. Refer to “Outlook” for further discussion of projected operating cash flows for the year 2012.

Investing Activities
Capital expenditures, including capitalized interest, totaled $707 million for first-quarter 2012, compared with $505 million for first-quarter 2011, primarily reflecting higher capital spending in first-quarter 2012 associated with the underground development projects at Grasberg and the expansion projects at Tenke, Cerro Verde and Morenci. Refer to “Operations” for further discussion.

Capital expenditures for the year 2012 are expected to approximate $4.3 billion, including $2.7 billion for major projects. Major projects for 2012 primarily include underground development activities at Grasberg and the expansion projects at Tenke, Cerro Verde and Morenci. We are also considering additional investments at several of our sites. Capital spending plans will continue to be reviewed and adjusted in response to changes in market conditions and other factors.

Financing Activities
Debt and Equity Transactions. At March 31, 2012, total debt approximated $3.5 billion, and we have no significant debt maturities through 2014.

During first-quarter 2012, we sold $3.0 billion of senior notes in three tranches with a weighted-average interest rate of approximately three percent. Proceeds from this offering, plus cash on hand, were used to redeem the remaining $3.0 billion of our 8.375% Senior Notes. Refer to Note 5 for further discussion. Annual interest savings associated with this refinancing approximates $160 million. The annual interest cost savings associated with this transaction and debt repayments since January 1, 2009, approximate $420 million per year, based on current interest rates.

At March 31, 2012, we had no borrowings and $44 million in letters of credit issued under our revolving credit facility, resulting in availability of approximately $1.5 billion ($956 million of which could be used for additional letters of credit).

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

Dividends. Common stock dividends paid totaled $238 million in both the first quarters of 2012 and 2011.

In February 2012, the Board authorized an increase in the cash dividend on our common stock from an annual rate of $1.00 per share to $1.25 per share ($0.3125 per share quarterly), with the first quarterly dividend of $0.3125 per share, paid on May 1, 2012. The declaration of dividends is at the discretion of the Board and will depend upon our financial results, cash requirements, future prospects and other factors deemed relevant by the Board. The Board will continue to review our financial policy on an ongoing basis.

Cash dividends paid to noncontrolling interests include dividends paid primarily to the noncontrolling interest owners of PT Freeport Indonesia and our South America mines, which totaled $1 million for first-quarter 2012 and $133 million for first-quarter 2011.

CONTRACTUAL OBLIGATIONS

There have been no material changes in our contractual obligations since year-end 2011. Refer to Item 7 in our annual report on Form 10-K for the year ended December 31, 2011, for further information regarding our contractual obligations.

CONTINGENCIES

Environmental and Reclamation Matters
Our mining, exploration, production and historical operating activities are subject to stringent laws and regulations governing the protection of the environment. We review changes in facts and circumstances associated with our environmental and reclamation obligations at least quarterly. There have been no material changes to our environmental and reclamation obligations since year-end 2011. However, updated cost assumptions, including increases and decreases to cost estimates and changes in the anticipated scope and timing of remediation activities, could result in future revisions to certain of our environmental obligations.

Refer to Note 13 in our annual report on Form 10-K for the year ended December 31, 2011, for further information regarding our environmental and reclamation obligations.

Litigation and Other Contingencies
Other than as disclosed in Note 8 and Part II, Item 1. "Legal Proceedings" of this quarterly report on Form 10-Q for the period ended March 31, 2012, there have been no material changes to our contingencies associated with legal proceedings and other matters since year-end 2011. Refer to Note 13 in our annual report on Form 10-K for the year ended December 31, 2011, for further information regarding legal proceedings and other matters.

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

North America Copper Mines Product Revenues and Production Costs

Three Months Ended March 31, 2012
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,287	$1,287	$136	$21	$1,444

Site production and delivery, before net noncash and other costs shown below	607	584	29	12	625
By-product credits[a]	(139)	—	—	—	—
Treatment charges	41	39	—	2	41
Net cash costs	509	623	29	14	666
Depreciation, depletion and amortization	89	86	2	1	89
Noncash and other costs, net	21	21	—	—	21
Total costs	619	730	31	15	776
Revenue adjustments, primarily for pricing on prior period open sales	9	9	—	—	9
Gross profit	$677	$566	$105	$6	$677

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,444	$625	$89
Treatment charges	N/A	41	N/A
Net noncash and other costs	N/A	21	N/A
Revenue adjustments, primarily for pricing on prior period open sales	9	N/A	N/A
Eliminations and other	3	20	4
North America copper mines	1,456	707	93
South America mining	1,254	463	62
Indonesia mining	950	495	46
Africa mining	305	132	32
Molybdenum	340	262	15
Rod & Refining	1,304	1,297	2
Atlantic Copper Smelting & Refining	712	695	10
Corporate, other & eliminations	(1,716)	(1,623)	7
As reported in FCX’s consolidated financial statements	$4,605	$2,428	$267

a.	Molybdenum credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

North America Copper Mines Product Revenues and Production Costs (continued)

Three Months Ended March 31, 2011
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,211	$1,211	$124	$21	$1,356

Site production and delivery, before net noncash and other costs shown below	481	432	52	8	492
By-product credits[a]	(134)	—	—	—	—
Treatment charges	29	28	—	1	29
Net cash costs	376	460	52	9	521
Depreciation, depletion and amortization	56	52	3	1	56
Noncash and other costs, net	52	51	1	—	52
Total costs	484	563	56	10	629
Revenue adjustments, primarily for pricing on prior period open sales	1	1	—	—	1
Gross profit	$728	$649	$68	$11	$728

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,356	$492	$56
Treatment charges	N/A	29	N/A
Net noncash and other costs	N/A	52	N/A
Revenue adjustments, primarily for pricing on prior period open sales	1	N/A	N/A
Eliminations and other	4	15	2
North America copper mines	1,361	588	58
South America mining	1,402	411	57
Indonesia mining	1,730	526	57
Africa mining	309	124	28
Molybdenum	374	240	14
Rod & Refining	1,487	1,481	2
Atlantic Copper Smelting & Refining	762	763	10
Corporate, other & eliminations	(1,716)	(1,756)	6
As reported in FCX’s consolidated financial statements	$5,709	$2,377	$232

a.	Molybdenum credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

South America Mining Product Revenues and Production Costs

Three Months Ended March 31, 2012
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other		Total
Revenues, excluding adjustments	$1,098	$1,098	$90	[a]	$1,188

Site production and delivery, before net noncash and other costs shown below	439	405	40		445
By-product credits	(84)	—	—		—
Treatment charges	47	47	—		47
Net cash costs	402	452	40		492
Depreciation, depletion and amortization	62	59	3		62
Noncash and other costs, net	21	13	8		21
Total costs	485	524	51		575
Revenue adjustments, primarily for pricing on prior period open sales	110	109	1		110
Gross profit	$723	$683	$40		$723

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,188	$445	$62
Treatment charges	(47)	N/A	N/A
Net noncash and other costs	N/A	21	N/A
Revenue adjustments, primarily for pricing on prior period open sales	110	N/A	N/A
Eliminations and other	3	(3)	—
South America mining	1,254	463	62
North America copper mines	1,456	707	93
Indonesia mining	950	495	46
Africa mining	305	132	32
Molybdenum	340	262	15
Rod & Refining	1,304	1,297	2
Atlantic Copper Smelting & Refining	712	695	10
Corporate, other & eliminations	(1,716)	(1,623)	7
As reported in FCX’s consolidated financial statements	$4,605	$2,428	$267

a.
Includes gold sales of 19 thousand ounces ($1,680 per ounce average realized price), silver sales of 698 thousand ounces ($30.32 per ounce average realized price) and molybdenum sales of 2 million pounds ($12.35 per pound average realized price), which reflects molybdenum produced by Cerro Verde at market-based pricing.

South America Mining Product Revenues and Production Costs (continued)

Three Months Ended March 31, 2011
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other		Total
Revenues, excluding adjustments	$1,345	$1,345	$119	[a]	$1,464

Site production and delivery, before net noncash and other costs shown below	406	375	37		412
By-product credits	(113)	—	—		—
Treatment charges	59	59	—		59
Net cash costs	352	434	37		471
Depreciation, depletion and amortization	57	53	4		57
Noncash and other costs, net	19	18	1		19
Total costs	428	505	42		547
Revenue adjustments, primarily for pricing on prior period open sales	11	(8)	19		11
Gross profit	$928	$832	$96		$928

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,464	$412	$57
Treatment charges	(59)	N/A	N/A
Net noncash and other costs	N/A	19	N/A
Revenue adjustments, primarily for pricing on prior period open sales	11	N/A	N/A
Eliminations and other	(14)	(20)	—
South America mining	1,402	411	57
North America copper mines	1,361	588	58
Indonesia mining	1,730	526	57
Africa mining	309	124	28
Molybdenum	374	240	14
Rod & Refining	1,487	1,481	2
Atlantic Copper Smelting & Refining	762	763	10
Corporate, other & eliminations	(1,716)	(1,756)	6
As reported in FCX’s consolidated financial statements	$5,709	$2,377	$232

a.
Includes gold sales of 24 thousand ounces ($1,394 per ounce average realized price), silver sales of 708 thousand ounces ($33.78 per ounce average realized price) and includes molybdenum sales of 3 million pounds ($15.65 per pound average realized price), which reflects molybdenum produced by Cerro Verde at market-based pricing.

Indonesia Mining Product Revenues and Production Costs

Three Months Ended March 31, 2012
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver		Total
Revenues, excluding adjustments	$511	$511	$451	$15	[a]	$977

Site production and delivery, before net noncash and other costs shown below	470	245	217	8		470
Gold and silver credits	(469)	—	—	—		—
Treatment charges	25	13	12	—		25
Royalty on metals	18	10	8	—		18
Net cash costs	44	268	237	8		513
Depreciation and amortization	46	24	21	1		46
Noncash and other costs, net	25	13	12	—		25
Total costs	115	305	270	9		584
Revenue adjustments, primarily for pricing on prior period open sales	13	13	3	—		16
Gross profit	$409	$219	$184	$6		$409

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$977	$470	$46
Treatment charges	(25)	N/A	N/A
Royalty on metals	(18)	N/A	N/A
Net noncash and other costs	N/A	25	N/A
Revenue adjustments, primarily for pricing on prior period open sales	16	N/A	N/A
Indonesia mining	950	495	46
North America copper mines	1,456	707	93
South America mining	1,254	463	62
Africa mining	305	132	32
Molybdenum	340	262	15
Rod & Refining	1,304	1,297	2
Atlantic Copper Smelting & Refining	712	695	10
Corporate, other & eliminations	(1,716)	(1,623)	7
As reported in FCX’s consolidated financial statements	$4,605	$2,428	$267

a.	Includes silver sales of 449 thousand ounces ($33.08 per ounce average realized price).

Indonesia Mining Product Revenues and Production Costs (continued)

Three Months Ended March 31, 2011
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver		Total
Revenues, excluding adjustments	$1,184	$1,184	$636	$32	[a]	$1,852

Site production and delivery, before net noncash and other costs shown below	511	327	175	9		511
Gold and silver credits	(650)	—	—	—		—
Treatment charges	49	31	17	1		49
Royalty on metals	45	29	16	—		45
Net cash (credits) costs	(45)	387	208	10		605
Depreciation and amortization	57	36	20	1		57
Noncash and other costs, net	15	10	4	1		15
Total costs	27	433	232	12		677
Revenue adjustments, primarily for pricing on prior period open sales	(10)	(10)	(17)	(1)		(28)
Gross profit	$1,147	$741	$387	$19		$1,147

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,852	$511	$57
Treatment charges	(49)	N/A	N/A
Royalty on metals	(45)	N/A	N/A
Net noncash and other costs	N/A	15	N/A
Revenue adjustments, primarily for pricing on prior period open sales	(28)	N/A	N/A
Indonesia mining	1,730	526	57
North America copper mines	1,361	588	58
South America mining	1,402	411	57
Africa mining	309	124	28
Molybdenum	374	240	14
Rod & Refining	1,487	1,481	2
Atlantic Copper Smelting & Refining	762	763	10
Corporate, other & eliminations	(1,716)	(1,756)	6
As reported in FCX’s consolidated financial statements	$5,709	$2,377	$232

a.	Includes silver sales of 897 thousand ounces ($35.98 per ounce average realized price).

Africa Mining Product Revenues and Production Costs

Three Months Ended March 31, 2012
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt	Total
Revenues, excluding adjustments[a]	$257	$257	$43	$300

Site production and delivery, before net noncash and other costs shown below	103	99	26	125
Cobalt credits[b]	(23)	—	—	—
Royalty on metals	5	5	—	5
Net cash costs	85	104	26	130
Depreciation, depletion and amortization	32	29	3	32
Noncash and other costs, net	7	6	1	7
Total costs	124	139	30	169
Revenue adjustments, primarily for pricing on prior period open sales	8	8	2	10
Gross profit	$141	$126	$15	$141

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$300	$125	$32
Royalty on metals	(5)	N/A	N/A
Net noncash and other costs	N/A	7	N/A
Revenue adjustments, primarily for pricing on prior period open sales	10	N/A	N/A
Africa mining	305	132	32
North America copper mines	1,456	707	93
South America mining	1,254	463	62
Indonesia mining	950	495	46
Molybdenum	340	262	15
Rod & Refining	1,304	1,297	2
Atlantic Copper Smelting & Refining	712	695	10
Corporate, other & eliminations	(1,716)	(1,623)	7
As reported in FCX’s consolidated financial statements	$4,605	$2,428	$267

a.	Includes adjustments for point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

Africa Mining Product Revenues and Production Costs (continued)

Three Months Ended March 31, 2011
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt	Total
Revenues, excluding adjustments[a]	$249	$249	$64	$313

Site production and delivery, before net noncash and other costs shown below	90	80	32	112
Cobalt credits[b]	(45)	—	—	—
Royalty on metals	6	5	1	6
Net cash costs	51	85	33	118
Depreciation, depletion and amortization	28	23	5	28
Noncash and other costs, net	12	10	2	12
Total costs	91	118	40	158
Revenue adjustments, primarily for pricing on prior period open sales	(1)	(1)	3	2
Gross profit	$157	$130	$27	$157

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$313	$112	$28
Royalty on metals	(6)	N/A	N/A
Net noncash and other costs	N/A	12	N/A
Revenue adjustments, primarily for pricing on prior period open sales	2	N/A	N/A
Africa mining	309	124	28
North America copper mines	1,361	588	58
South America mining	1,402	411	57
Indonesia mining	1,730	526	57
Molybdenum	374	240	14
Rod & Refining	1,487	1,481	2
Atlantic Copper Smelting & Refining	762	763	10
Corporate, other & eliminations	(1,716)	(1,756)	6
As reported in FCX’s consolidated financial statements	$5,709	$2,377	$232

a.	Includes adjustments for point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

Henderson Molybdenum Mine Product Revenues and Production Costs

	Three Months Ended March 31,
(In millions)	2012	2011
Revenues, excluding adjustments	$134	$172

Site production and delivery, before net noncash and other costs shown below	53	52
Treatment charges and other	8	9
Net cash costs	61	61
Depreciation, depletion and amortization	8	9
Noncash and other costs, net	1	—
Total costs	70	70
Gross profit[a]	$64	$102

Reconciliation to Amounts Reported	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Three Months Ended March 31, 2012
Totals presented above	$134	$53	$8
Treatment charges and other	(8)	N/A	N/A
Net noncash and other costs	N/A	1	N/A
Henderson mine	126	54	8
Other molybdenum operations and eliminations[b]	214	208	7
Molybdenum	340	262	15
North America copper mines	1,456	707	93
South America mining	1,254	463	62
Indonesia mining	950	495	46
Africa mining	305	132	32
Rod & Refining	1,304	1,297	2
Atlantic Copper Smelting & Refining	712	695	10
Corporate, other & eliminations	(1,716)	(1,623)	7
As reported in FCX’s consolidated financial statements	$4,605	$2,428	$267

Three Months Ended March 31, 2011
Totals presented above	$172	$52	$9
Treatment charges and other	(9)	N/A	N/A
Net noncash and other costs	N/A	—	N/A
Henderson mine	163	52	9
Other molybdenum operations and eliminations[b]	211	188	5
Molybdenum	374	240	14
North America copper mines	1,361	588	58
South America mining	1,402	411	57
Indonesia mining	1,730	526	57
Africa mining	309	124	28
Rod & Refining	1,487	1,481	2
Atlantic Copper Smelting & Refining	762	763	10
Corporate, other & eliminations	(1,716)	(1,756)	6
As reported in FCX’s consolidated financial statements	$5,709	$2,377	$232

a.
Gross profit reflects sales of Henderson production based on volumes produced at market-based pricing. On a consolidated basis, the Molybdenum division includes profits on sales as they are made to third parties and realizations based on actual contract terms. As a result, the actual gross profit realized will differ from the amounts reported in this table.

b.Primarily includes amounts associated with the molybdenum sales company, which includes sales of molybdenum produced by our North and South America copper mines.

CAUTIONARY STATEMENT

Our discussion and analysis contains forward-looking statements in which we discuss factors we believe may affect our future performance.  Forward-looking statements are all statements other than statements of historical facts, such as those statements regarding projected ore grades and milling rates, projected production and sales volumes, projected unit net cash costs, projected operating cash flows, projected capital expenditures, exploration efforts and results, mine production and development plans, the impact of deferred intercompany profits on earnings, liquidity, other financial commitments and tax rates, the impact of copper, gold, molybdenum and cobalt price changes, future dividend payments and potential share purchases.  The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “intends,” “likely,” “will,” “should,” “to be,” and any similar expressions are intended to identify those assertions as forward-looking statements.  The declaration of dividends is at the discretion of our Board of Directors and will depend on our financial results, cash requirements, future prospects, and other factors deemed relevant by the Board.

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

There have been no material changes in our market risks during the three-month period ended March 31, 2012. For additional information on market risks, refer to “Disclosures About Market Risks” included in Part II, Item 7A. of our annual report on Form 10-K for the year ended December 31, 2011. For projected sensitivities of our operating cash flow to changes in commodity prices, refer to “Outlook” in Part I, Item 2. of this quarterly report on Form 10-Q for the period ended March 31, 2012; for projected sensitivities of our provisionally priced copper sales to changes in commodity prices refer to “Consolidated Results – Revenues” in Part I, Item 2. of this quarterly report on Form 10-Q for the period ended March 31, 2012.

Item 4.	Controls and Procedures.

(a)
Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective as of March 31, 2012.

(b)
Changes in internal control over financial reporting. During second-quarter 2011, we began a phased implementation of a new enterprise resource planning (ERP) information technology system to upgrade our information technology infrastructure and enhance operating efficiency and effectiveness.  Implementation has been completed at our North America and South America mining operations and is currently in progress at our Africa mining operations. We expect implementation of the ERP system to be completed at all of our operations over an approximate two-year period.  During each phase of the implementation, an appropriate level of training of employees, testing of the system and monitoring of the financial results recorded in the system is conducted. Management has updated our system of internal control over financial reporting for the impacted operating business units.

With the exception of the ERP implementation described above, there has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2012, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management does not believe, based on currently available information, that the outcome of any proceeding reported in Note 13 and incorporated by reference into Part I, Item 3. “Legal Proceedings” of our annual report on Form 10-K for the year ended December 31, 2011, as updated by this quarterly report on Form 10-Q for the period ended March 31, 2012, will have a material adverse effect on our financial condition; although individual outcomes could be material to our operating results for a particular period, depending on the nature and magnitude of the outcome and the operating results for the period.

Refer to Note 8 for further discussion of updates to a previously reported legal proceeding and a new legal proceeding since the information included in Note 13 and incorporated by reference into Part I, Item 3. “Legal Proceedings” of our annual report on Form 10-K for the year ended December 31, 2011.

Item 1A. Risk Factors.

There have been no material changes to our risk factors during the three-month period ended March 31, 2012. For additional information on risk factors, refer to Part I, Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table sets forth information with respect to shares of Freeport-McMoRan Copper & Gold Inc. (FCX) common stock purchased by us during the three months ended March 31, 2012:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[a]	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs[a]

January 1-31, 2012	—	—	—	23,685,500
February 1-29, 2012	138,710	44.32	—	23,685,500
March 1-31, 2012	—	—	—	23,685,500
Total	138,710	44.32	—	23,685,500

a.
On July 21, 2008, our Board of Directors approved an increase in our open-market share purchase program for up to 30 million shares, of which 23.7 million shares remain available for purchase. There have been no purchases under this program since 2008. This program does not have an expiration date.

Item 4.	Mine Safety Disclosure.

The safety and health of all employees is our highest priority. Management believes that safety and health considerations are integral to, and compatible with, all other functions in the organization and that proper safety and health management will enhance production and reduce costs. Our approach towards the safety and health of our workforce is to continuously improve performance through implementing robust management systems and providing adequate training, safety incentive and occupational health programs. The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this quarterly report on Form 10-Q.

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
C. Donald Whitmire, Jr.
Vice President and
Controller – Financial Reporting
(authorized signatory and
Principal Accounting Officer)

Date:  May 4, 2012

FREEPORT-McMoRan COPPER & GOLD INC.
EXHIBIT INDEX
Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation of FCX.		10-Q	001-11307-01	8/6/2010
3.2	Amended and Restated By-Laws of FCX, as amended through February 2, 2010.		8-K	001-11307-01	2/5/2010
4.1	Indenture dated as of February 13, 2012, between FCX and U.S. Bank National Association, as trustee.		8-K	001-11307-01	2/13/2012
4.2	First Supplemental Indenture dated as of February 13, 2012, between FCX and U.S. Bank National Association, as trustee.		8-K	001-11307-01	2/13/2012
4.3	Second Supplemental Indenture dated as of February 13, 2012, between FCX and U.S. Bank National Association, as trustee.		8-K	001-11307-01	2/13/2012
4.4	Third Supplemental Indenture dated as of February 13, 2012, between FCX and U.S. Bank National Association, as trustee.		8-K	001-11307-01	2/13/2012
15.1	Letter from Ernst & Young LLP regarding unaudited interim financial statements.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.	X
95.1	Mine Safety and Health Administration Safety Data.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X

E-1