Form 10-Q
period 2012-06-30
FREEPORT MCMORAN COPPER & GOLD INC
filed 2012-08-03
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
☐ Yes ☑ No

On July 31, 2012, there were issued and outstanding 949,247,847 shares of the registrant’s common stock, par value $0.10 per share.

FREEPORT-McMoRan COPPER & GOLD INC.

.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2012	December 31, 2011
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$4,508	$4,822
Trade accounts receivable	1,052	892
Other accounts receivable	263	250
Inventories:
Mill and leach stockpiles	1,466	1,289
Materials and supplies, net	1,377	1,354
Product	1,182	1,226
Other current assets	328	214
Total current assets	10,176	10,047
Property, plant, equipment and development costs, net	19,613	18,449
Long-term mill and leach stockpiles	1,848	1,686
Long-term receivables	860	675
Intangible assets, net	324	325
Other assets	868	888
Total assets	$33,689	$32,070

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,364	$2,297
Dividends payable	299	240
Current portion of reclamation and environmental obligations	227	236
Accrued income taxes	48	163
Current portion of debt	4	4
Total current liabilities	2,942	2,940
Deferred income taxes	3,550	3,255
Long-term debt, less current portion	3,519	3,533
Reclamation and environmental obligations, less current portion	2,235	2,138
Other liabilities	1,553	1,651
Total liabilities	13,799	13,517
Equity:
FCX stockholders’ equity:
Common stock	107	107
Capital in excess of par value	19,068	19,007
Retained earnings	1,426	546
Accumulated other comprehensive loss	(448)	(465)
Common stock held in treasury	(3,575)	(3,553)
Total FCX stockholders’ equity	16,578	15,642
Noncontrolling interests	3,312	2,911
Total equity	19,890	18,553
Total liabilities and equity	$33,689	$32,070

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In millions, except per share amounts)
Revenues	$4,475	$5,814	$9,080	$11,523
Cost of sales:
Production and delivery	2,622	2,557	5,050	4,934
Depreciation, depletion and amortization	291	267	558	499
Total cost of sales	2,913	2,824	5,608	5,433
Selling, general and administrative expenses	97	107	201	221
Exploration and research expenses	73	66	135	116
Environmental obligations and shutdown costs	81	60	91	60
Total costs and expenses	3,164	3,057	6,035	5,830
Operating income	1,311	2,757	3,045	5,693
Interest expense, net	(43)	(74)	(106)	(172)
Losses on early extinguishment of debt	—	(61)	(168)	(68)
Other income, net	51	2	38	12
Income before income taxes and equity in affiliated
companies’ net (losses) earnings	1,319	2,624	2,809	5,465
Provision for income taxes	(422)	(906)	(913)	(1,890)
Equity in affiliated companies’ net (losses) earnings	(3)	8	(1)	12
Net income	894	1,726	1,895	3,587
Net income attributable to noncontrolling interests	(184)	(358)	(421)	(720)
Net income attributable to FCX common stockholders	$710	$1,368	$1,474	$2,867

Net income per share attributable to FCX common stockholders:
Basic	$0.75	$1.44	$1.55	$3.03
Diluted	$0.74	$1.43	$1.55	$3.00

Weighted-average common shares outstanding:
Basic	949	947	949	947
Diluted	953	956	954	956

Dividends declared per share of common stock	$0.3125	$0.75	$0.625	$1.00

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In millions)

Net income	$894	$1,726	$1,895	$3,587

Other comprehensive income, net of taxes:
Unrealized losses on securities arising during the period	(1)	(1)	(1)	—
Translation adjustments arising during the period	(1)	—	(1)	1
Defined benefit plans:
Amortization of unrecognized amounts included in net
periodic benefit costs	8	3	15	6
Adjustment to deferred tax valuation allowance	—	—	5	—
Other comprehensive income	6	2	18	7

Total comprehensive income	900	1,728	1,913	3,594
Total comprehensive income attributable to noncontrolling
interests	(185)	(358)	(422)	(720)
Total comprehensive income attributable to FCX common
stockholders	$715	$1,370	$1,491	$2,874

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2012	2011
	(In millions)
Cash flow from operating activities:
Net income	$1,895	$3,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	558	499
Stock-based compensation	54	69
Pension plans contributions	(75)	—
Charges for reclamation and environmental obligations, including accretion	112	79
Payments of reclamation and environmental obligations	(98)	(88)
Losses on early extinguishment of debt	168	68
Deferred income taxes	288	337
Increase in long-term mill and leach stockpiles	(162)	(98)
Other, net	17	(32)
(Increases) decreases in working capital and other tax payments:
Accounts receivable	(182)	577
Inventories	(160)	(346)
Other current assets	(11)	—
Accounts payable and accrued liabilities	(117)	(184)
Accrued income taxes and other tax payments	(304)	(429)
Net cash provided by operating activities	1,983	4,039

Cash flow from investing activities:
Capital expenditures:
North America copper mines	(297)	(204)
South America	(392)	(257)
Indonesia	(387)	(301)
Africa	(297)	(40)
Molybdenum	(153)	(162)
Other	(21)	(68)
Other, net	(4)	19
Net cash used in investing activities	(1,551)	(1,013)

Cash flow from financing activities:
Proceeds from debt	3,016	23
Repayments of debt	(3,171)	(1,288)
Cash dividends paid:
Common stock	(535)	(949)
Noncontrolling interests	(38)	(195)
Contributions from noncontrolling interests	—	13
Net payments for stock-based awards	(3)	(3)
Excess tax benefit from stock-based awards	7	22
Other, net	(22)	(9)
Net cash used in financing activities	(746)	(2,386)

Net (decrease) increase in cash and cash equivalents	(314)	640
Cash and cash equivalents at beginning of year	4,822	3,738
Cash and cash equivalents at end of period	$4,508	$4,378
The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

	FCX Stockholders’ Equity
	Common Stock			Retained Earnings	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total FCX Stock-holders' Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)

Balance at December 31, 2011	1,071	$107	$19,007	$546	$(465)	123	$(3,553)	$15,642	$2,911	$18,553
Exercised and issued stock-based awards	2	—	13	—	—	—	—	13	—	13
Stock-based compensation	—	—	54	—	—	—	—	54	—	54
Tax benefit for stock-based awards	—	—	5	—	—	—	—	5	—	5
Tender of shares for stock-based awards	—	—	6	—	—	1	(22)	(16)	—	(16)
Dividends on common stock	—	—	—	(594)	—	—	—	(594)	—	(594)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(38)	(38)
Change in ownership interests	—	—	(17)	—	—	—	—	(17)	17	—
Total comprehensive income	—	—	—	1,474	17	—	—	1,491	422	1,913
Balance at June 30, 2012	1,073	$107	$19,068	$1,426	$(448)	124	$(3,575)	$16,578	$3,312	$19,890

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	GENERAL INFORMATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles (GAAP) in the United States (U.S.). Therefore, this information should be read in conjunction with Freeport-McMoRan Copper & Gold Inc.’s (FCX) consolidated financial statements and notes contained in its 2011 Annual Report on Form 10-K. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three-month and six-month periods ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

2.	EARNINGS PER SHARE
FCX’s basic net income per share of common stock was calculated by dividing net income attributable to common stock by the weighted-average shares of common stock outstanding during the period. Following is a reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating diluted net income per share (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012		2011
Net income	$894	$1,726	$1,895		$3,587
Net income attributable to noncontrolling interests	(184)	(358)	(421)		(720)
Net income attributable to FCX common stockholders	$710	$1,368	$1,474		$2,867

Weighted-average shares of common stock outstanding	949	947	949		947
Add shares issuable upon exercise or vesting of:
Dilutive stock options	3	8	4	[a]	8
Restricted stock units	1	1	1		1
Weighted-average shares of common stock outstanding
for purposes of calculating diluted net income per share	953	956	954		956

Diluted net income per share attributable to FCX common stockholders	$0.74	$1.43	$1.55		$3.00

a.
Excluded approximately one million shares of common stock with exercise prices less than the average market price of FCX's common stock during the period that were anti-dilutive based on the treasury stock method.

Outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of diluted net income per share of common stock. Excluded amounts were approximately 25 million stock options with a weighted-average exercise price of $42.53 per option for second-quarter 2012 and approximately 17 million stock options with a weighted average exercise price of $44.73 for the six months ended June 30, 2012. Stock options for approximately 5 million shares with a weighted-average exercise price of $55.77 were excluded for second-quarter 2011, and stock options for approximately 2 million shares with a weighted-average exercise price of $55.90 were excluded for the six months ended June 30, 2011.

3.	INVENTORIES, INCLUDING LONG-TERM MILL AND LEACH STOCKPILES
The components of inventories follow (in millions):

	June 30, 2012	December 31, 2011
Mining operations:[a]
Raw materials	$1	$1
Finished goods[b]	748	769
Atlantic Copper, S.L.U. (Atlantic Copper):
Raw materials (concentrates)	245	260
Work-in-process	161	187
Finished goods	27	9
Total product inventories	1,182	1,226
Total materials and supplies, net[c]	1,377	1,354
Total inventories, less current portion of mill and leach stockpiles	$2,559	$2,580

a.	FCX's mining operations also have work-in-process inventories (i.e., mill and leach stockpiles), which are summarized below.

b.	Primarily includes molybdenum concentrates and copper concentrates, anodes, cathodes and rod.

c.	Materials and supplies inventory is net of obsolescence reserves totaling $27 million at June 30, 2012, and $26 million at December 31, 2011.

A summary of mill and leach stockpiles follows (in millions):

	June 30, 2012	December 31, 2011
Current:
Mill stockpiles	$89	$69
Leach stockpiles	1,377	1,220
Total current mill and leach stockpiles	$1,466	$1,289
Long-term:[a]
Mill stockpiles	$572	$535
Leach stockpiles	1,276	1,151
Total long-term mill and leach stockpiles	$1,848	$1,686

a.	Metals in stockpiles not expected to be recovered within the next 12 months.

4.	INCOME TAXES
Geographic sources of FCX's provision for income taxes follow (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
United States operations	$110	$120	$193	$258
International operations	312	786	720	1,632
Total	$422	$906	$913	$1,890

FCX’s consolidated effective income tax rate was 33 percent for the first six months of 2012 and 35 percent for the first six months of 2011. Variations in the relative proportions of jurisdictional income can result in fluctuations to FCX’s consolidated effective income tax rate.

With the exception of Tenke Fungurume S.A.R.L. (TFM), FCX has not elected to permanently reinvest earnings from its foreign subsidiaries, and has recorded deferred tax liabilities for foreign earnings that are available to be repatriated to the U.S. Cerro Verde previously recorded deferred Peruvian income tax liabilities of $240 million for income taxes that would become payable if the reinvested profits used to fund the initial Cerro Verde sulfide expansion are distributed prior to the expiration of Cerro Verde's current stability agreement on December 31, 2013. FCX is currently reviewing Cerro Verde's future cash requirements, including funding for the potential large-scale concentrator expansion to determine whether it believes that the reinvested profits will be distributed prior to December 31, 2013. This review and a decision to proceed with the expansion project may result in all or a part of the $240 million deferred income tax liability being reversed and recognized as an income tax benefit in future periods.

5.	DEBT AND EQUITY TRANSACTIONS
In February 2012, FCX sold $500 million of 1.40% Senior Notes due 2015, $500 million of 2.15% Senior Notes due 2017 and $2.0 billion of 3.55% Senior Notes due 2022 for total net proceeds of $2.97 billion. Interest on the 1.40% Senior Notes is payable semiannually on February 13 and August 13 commencing on August 13, 2012. Interest on the 2.15% Senior Notes and the 3.55% Senior Notes is payable semiannually on March 1 and September 1 commencing on September 1, 2012. These unsecured senior notes rank equally with FCX's other existing and future unsecured and unsubordinated indebtedness.

On March 14, 2012, FCX redeemed the remaining $3.0 billion of its outstanding 8.375% Senior Notes due 2017 for which holders received 104.553 percent of the principal amount together with the accrued and unpaid interest. As a result of this redemption, FCX recorded a loss on early extinguishment of debt of $168 million ($149 million to net income attributable to FCX common stockholders or $0.16 per diluted share) for the first six months of 2012.

During the first quarter of 2011, FCX entered into a new senior unsecured revolving credit facility, which replaced the revolving credit facilities that were scheduled to mature on March 19, 2012. FCX recognized a loss on early extinguishment of debt totaling $7 million ($6 million to net income attributable to FCX common shareholders or $0.01 per diluted share) for the first six months of 2011 associated with this transaction.

On April 1, 2011, FCX redeemed its remaining $1.1 billion of outstanding 8.25% Senior Notes due 2015, for which holders received 104.125 percent of the principal amount together with accrued and unpaid interest. As a result of this redemption, FCX recorded a loss on early extinguishment of debt totaling $55 million ($49 million to net income attributable to FCX common stockholders or $0.05 per diluted share) in the second-quarter and six-month periods of 2011.

During the second quarter of 2011, FCX purchased in the open market $35 million of its 9.5% Senior Notes due 2031 for $49 million, which resulted in losses on early extinguishment of debt totaling $6 million ($5 million to net income attributable to FCX common stockholders or $0.01 per diluted share) in the second-quarter and six-month periods of 2011.

Consolidated interest expense (excluding capitalized interest) totaled $55 million in second-quarter 2012, $97 million in second-quarter 2011, $154 million for the first six months of 2012 and $220 million for the first six months of 2011. Capitalized interest totaled $12 million in second-quarter 2012, $23 million in second-quarter 2011 and $48 million for the first six months of 2012 and 2011.

On February 7, 2012, the Board of Directors authorized an increase in the cash dividend on FCX's common stock from an annual rate of $1.00 per share to $1.25 per share. On June 27, 2012, FCX's Board of Directors declared a quarterly dividend of $0.3125 per share, which was paid on August 1, 2012, to common shareholders of record at the close of business on July 13, 2012.

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

Commodity Contracts.  From time to time, FCX has entered into forward, futures and swap contracts to hedge the market risk associated with fluctuations in the prices of commodities it purchases and sells. Derivative financial instruments used by FCX to manage its risks do not contain credit risk-related contingent provisions. As of June 30, 2012, FCX had no price protection contracts relating to its mine production. A discussion of FCX’s derivative commodity contracts and programs follows.

Derivatives Designated as Hedging Instruments – Fair Value Hedges
Copper Futures and Swap Contracts. Some of FCX's U.S. copper rod customers request a fixed market price instead of the New York Mercantile Exchange (COMEX) average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures and swap contracts and then liquidating the copper futures contracts and settling the copper swap contracts during the month of shipment, which generally results in FCX receiving the COMEX average copper price in the month of shipment. Hedge gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses during the three-month and six-month periods ended June 30, 2012 and 2011, resulting from hedge ineffectiveness. At June 30, 2012, FCX held copper futures and swap contracts that qualified for hedge accounting for 65 million pounds at an average contract price of $3.55 per pound, with maturities through December 2013.

A summary of gains (losses) recognized in revenues for derivative financial instruments related to commodity contracts that are designated and qualify as fair value hedge transactions, along with the unrealized gains (losses) on the related hedged item (firm sales commitments) follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Copper futures and swap contracts:
Unrealized gains (losses):
Derivative financial instruments	$(11)	$5	$7	$(10)
Hedged item	11	(5)	(7)	10

Realized gains (losses):
Matured derivative financial instruments	(14)	(6)	(4)	6

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

A summary of FCX’s embedded derivatives at June 30, 2012, follows:

	Open Positions	Average Price Per Unit		Maturities Through
		Contract	Market
Embedded derivatives in provisional sales contracts:
Copper (millions of pounds)	484	$3.62	$3.48	November 2012
Gold (thousands of ounces)	96	1,600	1,585	September 2012
Embedded derivatives in provisional purchase contracts:
Copper (millions of pounds)	282	3.57	3.49	October 2012

Copper Forward Contracts. Atlantic Copper, FCX’s wholly owned smelting and refining unit in Spain, enters into forward copper contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in cost of sales. At June 30, 2012, Atlantic Copper held net forward copper purchase contracts for 23 million pounds at an average contract price of $3.36 per pound, with maturities through August 2012.

A summary of the realized and unrealized gains (losses) recognized in income before income taxes and equity in affiliated companies’ net (losses) earnings for commodity contracts that do not qualify as hedge transactions, including embedded derivatives, follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Embedded derivatives in provisional sales contracts[a]	$(160)	$22	$24	$(25)
Copper forward contracts[b]	1	(6)	12	(6)

a.	Amounts recorded in revenues.

b.	Amounts recorded in cost of sales as production and delivery costs.

Unsettled Derivative Financial Instruments
A summary of the fair values of unsettled derivative financial instruments recorded on the consolidated balance sheets follows (in millions):

	June 30, 2012	December 31, 2011
Derivatives designated as hedging instruments
Commodity contracts:
Copper futures and swap contracts:[a]
Asset position[b]	$4	$3
Liability position[c]	(8)	(13)

Derivatives not designated as hedging instruments
Commodity contracts:
Embedded derivatives in provisional sales/purchase contracts:[d]
Asset position	$53	$72
Liability position	(95)	(82)
Copper forward contracts:
Asset position[b]	3	2

a.
FCX had paid $25 million to brokers as of June 30, 2012, and $31 million as of December 31, 2011, for margin requirements (recorded in other current assets). In addition, FCX held $4 million in margin funding from customers as of June 30, 2012, and $3 million as of December 31, 2011, associated with margin requirements (recorded in accounts payable and accrued liabilities).

b.	Amounts recorded in other current assets.

c.	Amounts recorded in accounts payable and accrued liabilities.

d.	Amounts recorded either as a net accounts receivable or a net accounts payable.

Foreign Currency Exchange Contracts.  As a global company, FCX transacts business in many countries and in many currencies. Foreign currency transactions of FCX’s international subsidiaries increase its risks because exchange rates can change between the time agreements are made and the time foreign currency transactions are settled. FCX may hedge or protect its international subsidiaries’ foreign currency transactions from time to time by entering into forward exchange contracts to lock in or minimize the effects of fluctuations in exchange rates. FCX had no outstanding foreign currency exchange contracts at June 30, 2012.

Interest Rate Swap Contracts.  From time to time, FCX or its subsidiaries may enter into interest rate swaps to manage its exposure to interest rate changes and to achieve a desired proportion of fixed-rate versus floating-rate debt based on current and projected market conditions. FCX may enter into fixed-to-floating interest rate swap contracts to protect against changes in the fair value of the underlying fixed-rate debt that result from market interest rate changes and to take advantage of lower interest rates. FCX had no outstanding interest rate swap contracts at June 30, 2012.

Credit Risk.  FCX is exposed to credit loss when financial institutions with which FCX has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. FCX does not anticipate that any of the counterparties it deals with will default on their obligations. As of June 30, 2012, FCX did not have any significant credit exposure associated with derivative transactions.

Other Financial Instruments.  Other financial instruments include cash and cash equivalents, accounts receivable, trust assets, investment securities, accounts payable and accrued liabilities, dividends payable and long-term debt. Refer to Note 7 for the fair values of these financial instruments.

Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued Liabilities, and Dividends Payable. The financial statement amount is a reasonable estimate of the fair value because of the short maturity of these instruments and generally negligible credit losses.

Trust Assets and Investment Securities. The financial statement amount represents the fair value of trust assets and investment securities except for the investment in McMoRan Exploration Co.'s (MMR) 5¾% Convertible Perpetual Preferred Stock, which is recorded at cost.

Long-Term Debt. The financial statement amount represents cost except for long-term debt acquired in the Freeport-McMoRan Corporation (FMC) acquisition, which was recorded at fair value at the acquisition date.

7.	FAIR VALUE MEASUREMENT
Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). FCX did not have any significant transfers in or out of Levels 1, 2 or 3 for the second quarter of 2012.

The carrying value for certain FCX financial instruments (i.e., cash, accounts receivable, accounts payable and accrued liabilities, and dividends payable) approximate fair value because of their short-term nature and generally negligible credit losses. A summary of the carrying amount and fair value of FCX’s other financial instruments follows (in millions):

	At June 30, 2012
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:[a]
Money market funds	$4,185	$4,185	$4,185	$—	$—

Investment securities (current and long-term):
MMR investment[b]	461	475	—	475	—
Money market funds[a,c]	24	24	24	—	—
Equity securities[a,c]	7	7	7	—	—
Total investment securities	492	506	31	475	—

Trust assets (long-term):[a,c]
U.S. core fixed income fund	48	48	—	48	—
Government mortgage-backed securities	43	43	—	43	—
Corporate bonds	24	24	—	24	—
Government bonds and notes	24	24	—	24	—
Asset-backed securities	10	10	—	10	—
Money market funds	7	7	7	—	—
Municipal bonds	1	1	—	1	—
Total trust assets	157	157	7	150	—

Derivatives:[a]
Embedded derivatives in provisional sales/purchase
contracts in an asset position[d]	53	53	—	53	—
Copper futures and swap contracts[e]	4	4	3	1	—
Copper forward contracts[e]	3	3	1	2	—
Total derivative assets	60	60	4	56	—

Total assets		$4,908	$4,227	$681	$—

Liabilities
Derivatives:[a]
Embedded derivatives in provisional sales/purchase
contracts in a liability position[d]	$95	$95	$—	$95	$—
Copper futures and swap contracts[f]	8	8	6	2	—
Total derivative liabilities	103	103	6	97	—

Long-term debt, including current portion[g]	3,523	3,564	—	3,564	—

Total liabilities		$3,667	$6	$3,661	$—

	At December 31, 2011
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:[a]
Money market funds	$4,007	$4,007	$4,007	$—	$—

Investment securities (current and long-term):
MMR investment[b]	475	507	—	507	—
Equity securities[a,c]	9	9	9	—	—
Money market funds[a,c]	2	2	2	—	—
Total investment securities	486	518	11	507	—

Trust assets (long-term):[a,c]
Government mortgage-backed securities	47	47	—	47	—
U.S. core fixed income fund	46	46	—	46	—
Government bonds and notes	21	21	—	21	—
Corporate bonds	19	19	—	19	—
Money market funds	9	9	9	—	—
Asset-backed securities	9	9	—	9	—
Municipal bonds	1	1	—	1	—
Total trust assets	152	152	9	143	—

Derivatives:[a]
Embedded derivatives in provisional sales/purchase
contracts in an asset position[d]	72	72	—	72	—
Copper futures and swaps contracts[e]	3	3	3	—	—
Copper forward contracts[e]	2	2	1	1	—
Total derivative assets	77	77	4	73	—

Total assets		$4,754	$4,031	$723	$—

Liabilities
Derivatives:[a]
Embedded derivatives in provisional sales/purchase
contracts in a liability position[d]	$82	$82	$—	$82	$—
Copper futures and swap contracts[f]	13	13	11	2	—
Total derivative liabilities	95	95	11	84	—

Long-term debt, including current portion[g]	3,537	3,797	—	3,797	—

Total liabilities		$3,892	$11	$3,881	$—

a.	Recorded at fair value.

b.	Recorded at cost and included in other assets.

c.	Current portion included in other current assets and long-term portion included in other assets.

d.	Embedded derivatives are recorded in accounts receivable and/or accounts payable and accrued liabilities.

e.	Included in other current assets.

f.	Included in accounts payable and accrued liabilities.

g.	Recorded at cost except for long-term debt acquired in the FMC acquisition, which was recorded at fair value at the acquisition date.

Valuation Techniques

Money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

MMR's 5¾% Convertible Perpetual Preferred Stock is not actively traded; therefore, FCX's investment in the MMR 5¾% Convertible Perpetual Preferred Stock is valued based on a pricing simulation model that uses MMR's publicly traded common stock as the most significant observable input. Therefore, this investment is classified within Level 2 of the fair value hierarchy.

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

FCX’s embedded derivatives on provisional copper concentrate, copper cathode and gold purchases and sales have critical inputs of quoted monthly LME or COMEX copper forward prices and the London PM gold forward price at each reporting date based on the month of maturity; however, FCX's contracts themselves are not traded on an exchange. Likewise, FCX’s embedded derivatives on provisional molybdenum purchases have critical inputs based on the latest average weekly Metals Week Molybdenum Dealer Oxide prices; however, FCX's contracts themselves are not traded on an exchange. As a result, these derivatives are classified within Level 2 of the fair value hierarchy.

FCX’s derivative financial instruments for copper futures and swap contracts and copper forward contracts that are traded on the respective exchanges are classified within Level 1 of the fair value hierarchy because they are valued using quoted monthly COMEX or LME forward prices at each reporting date based on the month of maturity (refer to Note 6 for further discussion). Certain of these contracts are traded on the over-the-counter market and are classified within Level 2 of the fair value hierarchy.

Long-term debt, including current portion, is not actively traded and is valued using prices obtained from a readily available pricing source and, as such, is classified within Level 2 of the fair value hierarchy.

The techniques described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with other market participants, the use of different techniques or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the techniques used at June 30, 2012.

8.	CONTINGENCIES AND COMMITMENTS
Litigation. The following information includes a discussion of updates to previously reported legal proceedings included in Note 13 and incorporated by reference into Part I, Item 3. “Legal Proceedings” of FCX's annual report on Form 10-K for the year ended December 31, 2011.

Kay County, Oklahoma.  Board of Commissioners of the County of Kay, Oklahoma, v. Freeport-McMoRan Copper & Gold Inc., et al., United States District Court, Western District of Oklahoma, Case No. 5:12-cv-00601-C. On May 23, 2012, the Board of Commissioners of Kay County, Oklahoma, filed suit in Oklahoma District Court against FCX and several affiliates, including Blackwell Zinc Company, Inc. (BZC), an indirect subsidiary of FCX that owned and operated a zinc smelter in Blackwell, Oklahoma, from 1916 to 1974. On May 25, 2012, the case was removed to the United States District Court for the Western District of Oklahoma. The suit alleges that BZC permitted large quantities of smelter waste to be used as road building and fill material throughout Kay County over a period of decades and seeks unspecified financial assistance for removing or covering much of the material and unspecified damages for the alleged public nuisance created by the presence of the material. Because of the early stage of the proceeding, an estimate of any possible loss or range of loss cannot be made. FCX intends to vigorously defend against this litigation.

Columbian Chemicals Company (Columbian) Claims.  Columbian Chemicals Company and Columbian Chemicals Acquisition LLC v. Freeport-McMoRan Corporation f/k/a Phelps Dodge Corporation, County of New York, Supreme Court of the State of New York, Index No. 600999/2010. In July 2012, FCX and Columbian reached a settlement pursuant to which the litigation will be dismissed with prejudice and all outstanding disputes regarding the extent of FCX's indemnity obligations to Columbian will be fully resolved. Under the terms of the settlement, FCX's remaining possible exposure will be to indemnify Columbian for incurred losses related only to the Clean Air Act matter and the Carbon Black claims, and the original indemnity cap of approximately $110 million will be increased by an amount that is not material to FCX.
Other Contingencies. The Indonesian tax authorities issued assessments for various audit exceptions on
PT Freeport Indonesia's income tax returns as follows (in millions):

Date of assessment	Tax return year	Tax assessment	Interest assessment	Total
October 2010	2005	$106	$52	$158
November 2011	2006	22	10	32
March 2012	2007	91	44	135
Total		$219	$106	$325

PT Freeport Indonesia has filed objections to the 2005, 2006 and 2007 assessments. During first-quarter 2012,
PT Freeport Indonesia's objections to the assessments related to 2005 were substantially all rejected by the Indonesian tax authorities and, in May 2012, appeals were filed with the Indonesian Tax Court. As of June 30, 2012, PT Freeport Indonesia has paid $158 million (of which $124 million is included in long-term receivables) for the disputed tax assessments related to 2005, 2006 and 2007.

Mining Contracts. Effective March 26, 2012, the Democratic Republic of Congo (DRC) government issued a Presidential Decree approving the modifications to TFM's bylaws. As a result, FCX's effective ownership interest in the Tenke Fungurume minerals district was reduced from 57.75 percent to 56.0 percent and $50 million of TFM's intercompany loans payable to FMC were converted to equity.

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
In July 2012, Sociedad Minera Cerro Verde S.A.A. (Cerro Verde) signed a new 15-year mining stability agreement with the Peruvian government, which is expected to become effective January 1, 2014, when the current mining stability agreement expires on December 31, 2013. In connection with the new mining stability agreement, Cerro Verde's income tax rate will increase from 30 percent to 32 percent. As a result of the change in the income tax rate, FCX expects to recognize additional deferred tax expense of approximately $50 million in third-quarter 2012, which relates primarily to the increase in asset values recorded in connection with the 2007 acquisition of FMC.

FCX evaluated events after June 30, 2012, and through the date the consolidated financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these consolidated financial statements.

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

Business Segments

(In millions)	North America Copper Mines			South America			Indonesia		Africa
												Atlantic	Corporate,
												Copper	Other &
		Other		Cerro	Other					Molyb-	Rod &	Smelting	Elimi-	FCX
	Morenci	Mines	Total	Verde	Mines	Total	Grasberg		Tenke	denum	Refining	& Refining	nations	Total
Three Months Ended June 30, 2012
Revenues:
Unaffiliated customers	$105	$(5)	$100	$332	$546	$878	$875	[a]	$317	$334	$1,283	$686	$2	$4,475
Intersegment	405	922	1,327	151	(13)	138	81		5	—	7	9	(1,567)	—
Production and delivery	279	503	782	185	305	490	594		152	277	1,281	669	(1,623)	2,622
Depreciation, depletion and amortization	33	61	94	33	39	72	53		40	14	3	10	5	291
Selling, general and administrative expenses	1	—	1	—	1	1	27		1	3	—	5	59	97
Exploration and research expenses	—	—	—	—	—	—	—		—	1	—	—	72	73
Environmental obligations and shutdown costs	—	42	42	—	—	—	—		—	—	—	—	39	81
Operating income (loss)	197	311	508	265	188	453	282		129	39	6	11	(117)	1,311

Interest expense, net	—	1	1	—	—	—	3		—	—	—	3	36	43
Provision for income taxes	—	—	—	96	55	151	126		22	—	—	—	123	422
Total assets at June 30, 2012	2,135	5,356	7,491	5,472	4,081	9,553	5,883		4,318	2,561	327	990	2,566	33,689
Capital expenditures	52	102	154	116	124	240	205		170	58	—	4	9	840

Three Months Ended June 30, 2011
Revenues:
Unaffiliated customers	$157	$94	$251	$598	$638	$1,236	$1,465	[a]	$375	$413	$1,421	$651	$2	$5,814
Intersegment	438	870	1,308	138	74	212	99		3	—	6	2	(1,630)	—
Production and delivery	257	414	671	198	243	441	518		156	286	1,421	685	(1,621)	2,557
Depreciation, depletion and amortization	30	41	71	36	30	66	60		38	16	2	9	5	267
Selling, general and administrative expenses	1	—	1	1	—	1	28		3	4	—	5	65	107
Exploration and research expenses	1	—	1	—	—	—	—		—	1	—	—	64	66
Environmental obligations and shutdown costs	3	—	3	—	—	—	—		—	—	1	—	56	60
Operating income (loss)	303	509	812	501	439	940	958		181	106	3	(46)	(197)	2,757

Interest expense, net	1	2	3	1	—	1	1		1	—	—	4	64	74
Provision for income taxes	—	—	—	159	162	321	405		40	—	—	—	140	906
Total assets at June 30, 2011	1,970	4,797	6,767	4,732	3,558	8,290	5,876		3,744	2,193	359	1,316	2,034	30,579
Capital expenditures	19	66	85	32	85	117	176		29	91	2	16	11	527

a.	Includes PT Freeport Indonesia’s sales to PT Smelting totaling $368 million in second-quarter 2012 and $653 million in second-quarter 2011.

(In millions)	North America Copper Mines			South America			Indonesia		Africa
												Atlantic	Corporate,
												Copper	Other &
		Other		Cerro	Other					Molyb-	Rod &	Smelting	Elimi-	FCX
	Morenci	Mines	Total	Verde	Mines	Total	Grasberg		Tenke	denum	Refining	& Refining	nations	Total
Six Months Ended June 30, 2012
Revenues:
Unaffiliated customers	$118	$12	$130	$781	$1,072	$1,853	$1,828	[a]	$620	$674	$2,581	$1,390	$4	$9,080
Intersegment	918	1,835	2,753	278	139	417	78		7	—	13	17	(3,285)	—
Production and delivery	535	954	1,489	378	575	953	1,089		284	539	2,578	1,364	(3,246)	5,050
Depreciation, depletion and amortization	64	123	187	63	71	134	99		72	29	5	20	12	558
Selling, general and administrative expenses	1	1	2	1	2	3	60		3	6	—	10	117	201
Exploration and research expenses	—	—	—	—	—	—	—		—	2	—	—	133	135
Environmental obligations and shutdown costs	—	42	42	—	—	—	—		—	—	—	—	49	91
Operating income (loss)	436	727	1,163	617	563	1,180	658		268	98	11	13	(346)	3,045

Interest expense, net	—	2	2	5	—	5	3		—	—	—	6	90	106
Provision for income taxes	—	—	—	219	172	391	276		51	—	—	—	195	913
Capital expenditures	96	201	297	185	207	392	387		297	153	3	7	11	1,547

Six Months Ended June 30, 2011
Revenues:
Unaffiliated customers	$293	$110	$403	$1,266	$1,233	$2,499	$2,837	[a]	$684	$787	$2,902	$1,407	$4	$11,523
Intersegment	824	1,693	2,517	198	153	351	457		3	—	12	8	(3,348)	—
Production and delivery	467	792	1,259	373	479	852	1,044		280	526	2,902	1,448	(3,377)	4,934
Depreciation, depletion and amortization	58	71	129	70	53	123	117		66	30	4	19	11	499
Selling, general and administrative expenses	1	1	2	2	1	3	71		5	8	—	13	119	221
Exploration and research expenses	1	—	1	—	—	—	—		—	2	—	—	113	116
Environmental obligations and shutdown costs	3	—	3	—	—	—	—		—	—	1	—	56	60
Operating income (loss)	587	939	1,526	1,019	853	1,872	2,062		336	221	7	(65)	(266)	5,693

Interest expense, net	2	3	5	1	—	1	2		3	—	—	8	153	172
Provision for income taxes	—	—	—	322	305	627	901		80	—	—	—	282	1,890
Capital expenditures	48	156	204	56	201	257	301		40	162	5	24	39	1,032

a.	Includes PT Freeport Indonesia’s sales to PT Smelting totaling $957 million for the first six months of 2012 and $1.3 billion for the first six months of 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan COPPER & GOLD INC.

We have reviewed the condensed consolidated balance sheet of Freeport-McMoRan Copper & Gold Inc. as of June 30, 2012, and the related consolidated statements of income and comprehensive income for the three- and six-month periods ended June 30, 2012 and 2011, the consolidated statements of cash flows for the six-month periods ended June 30, 2012 and 2011, and the consolidated statement of equity for the six-month period ended June 30, 2012. These financial statements are the responsibility of the Company’s management.

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
August 3, 2012

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

Our results for the second quarter and first six months of 2012, compared with the 2011 periods, primarily reflected lower copper and gold sales volumes and lower realized copper prices. Refer to “Consolidated Results” for further discussion of our consolidated financial results for the three- and six-month periods ended June 30, 2012 and 2011.

Operations and productivity at PT Freeport Indonesia have continued to improve following the first-quarter 2012 work interruptions in connection with efforts to resume normal operations. PT Freeport Indonesia's milling rates averaged 179,500 metric tons of ore per day in second-quarter 2012, compared with the first-quarter 2012 average of 114,800 metric tons of ore per day. Mining operations in the Grasberg open pit are approaching normal levels and underground mining operations at the Deep Ore Zone (DOZ) underground mine continue to be ramped up following the 2011 work stoppages. Mining rates at the DOZ underground mine averaged 45,400 metric tons of ore per day in second-quarter 2012 and are expected to reach 80,000 metric tons of ore per day during fourth-quarter 2012.

During second-quarter 2012, our Climax molybdenum mine began commercial production. Production from the Climax mine is expected to ramp up to a rate of 20 million pounds of molybdenum per year during 2013.

At June 30, 2012, we had $4.5 billion in consolidated cash and cash equivalents and $3.5 billion in total debt. In February 2012, we sold $3.0 billion of senior notes in three tranches with a weighted average interest rate of approximately three percent. We used the proceeds from this offering, plus cash on hand, to redeem the remaining $3.0 billion of our 8.375% Senior Notes. Refer to Note 5 and “Capital Resources and Liquidity – Financing Activities” for further discussion.

In February 2012, our Board of Directors authorized an increase in the cash dividend on our common stock to an annual rate of $1.25 per share ($0.3125 per share quarterly). Refer to Note 5 for further discussion.

At current copper prices, we expect to produce significant operating cash flows in 2012, and expect to use our cash to invest in our development projects, including the underground development projects at Grasberg and the expansion projects at Morenci, Cerro Verde and Tenke, as well as to return cash to shareholders through common stock dividends and/or share repurchases.

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

Sales Volumes. Consolidated sales from mines for the year 2012 are expected to approximate 3.6 billion pounds of copper, 1.1 million ounces of gold and 81 million pounds of molybdenum, including 885 million pounds of copper, 225 thousand ounces of gold and 20 million pounds of molybdenum for third-quarter 2012. Sales estimates for the year 2012 have been revised from the estimates provided in our quarterly report on Form 10-Q for the period ended March 31, 2012, by approximately 85 million pounds of copper and 60 thousand ounces of gold primarily because of mine sequencing changes and slower underground ramp-up at PT Freeport Indonesia and revisions to El Abra production. The achievement of projected 2012 sales volumes is dependent on a number of factors, including achievement of targeted mining rates, the successful operation of production facilities, the impact of weather conditions and other factors.

Unit Net Cash Costs. Quarterly unit net cash costs will vary with fluctuations in sales volumes and average realized prices for gold and molybdenum. Assuming average prices of $1,600 per ounce of gold and $13 per pound of molybdenum for the second half of 2012, and achievement of current sales volume and cost estimates, consolidated unit net cash costs (net of by-product credits) for our copper mining operations are expected to average approximately $1.47 per pound of copper for the year 2012. The impact of price changes for the second half of 2012 on consolidated unit net cash costs would approximate $0.01 per pound for each $50 per ounce change in the average price of gold, and $0.01 per pound for each $2 per pound change in the average price of molybdenum. Assuming consistent commodity price assumptions, unit net cash costs for 2013 are expected to be lower than 2012 because of projected increased copper and gold volumes at Grasberg. Refer to “Consolidated Results – Production and Delivery Costs” for further discussion of consolidated production and delivery costs.

Operating Cash Flows. Our operating cash flows vary with prices realized from copper, gold and molybdenum sales, our sales volumes, production costs, income taxes and other working capital changes and other factors. Based on projected consolidated sales volumes and unit net cash costs for 2012, and assuming average prices of $3.50 per pound of copper, $1,600 per ounce of gold and $13 per pound of molybdenum for the second half of 2012, consolidated operating cash flows are estimated to approximate $4.0 billion for the year 2012 (net of an estimated $1.2 billion in working capital uses and other tax payments). Projected operating cash flows for the year 2012 also reflect estimated taxes of $1.8 billion (refer to “Consolidated Results – Provision for Income Taxes” for further discussion of our projected consolidated effective annual tax rate for 2012). The impact of price changes for the second half of 2012 on operating cash flows would approximate $80 million for each $0.05 per pound change in the average price of copper, $25 million for each $50 per ounce change in the average price of gold and $40 million for each $2 per pound change in the average price of molybdenum.

COPPER, GOLD AND MOLYBDENUM MARKETS

World prices for copper, gold and molybdenum can fluctuate significantly. During the period from January 2002 through July 2012, the London Metal Exchange (LME) spot copper price varied from a low of $0.64 per pound in 2002 to a record high of $4.60 per pound in February 2011, the London Bullion Market Association (London) gold price fluctuated from a low of $278 per ounce in 2002 to a record high of $1,895 per ounce in September 2011, and the Metals Week Molybdenum Dealer Oxide weekly average price ranged from a low of $2.43 per pound in 2002 to a record high of $39.25 per pound in 2005. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in our “Risk Factors” contained in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2011.

Historical LME Copper Prices

Through July 31, 2012

LME Copper Prices
Exchange Stocks
000s of metric tons
Dollars per pound
1,600
1,400
1,200
1,000
800
600
400
200
0
$5.00
$4.50
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$0.00
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012

This graph presents LME spot copper prices and the combined reported stocks of copper at the LME, the New York Mercantile Exchange (COMEX) and the Shanghai Futures Exchange from January 2002 through July 2012. From 2006 through most of 2008, limited supplies, combined with growing demand from China and other emerging economies, resulted in high copper prices and low levels of inventories. In late 2008, slowing consumption, turmoil in the U.S. financial markets and concerns about the global economy led to a sharp decline in copper prices, which reached a low of $1.26 per pound in December 2008. Copper prices have since improved from 2008 lows, attributable to a combination of strong demand from emerging markets and limitations on available supply. During second-quarter 2012, LME spot copper prices ranged from $3.29 per pound to $3.89 per pound and averaged $3.57 per pound. Average LME copper prices were lower in second-quarter 2012, compared with first-quarter 2012, reflecting concerns about global growth, led by slower Chinese growth, the situation in Europe and a slowing U.S. economy. Nonetheless, global exchange inventories remain low and represent less than two weeks of global demand.

We believe the underlying fundamentals of the copper business remain positive, supported by the significant role of copper in the global economy and limited supplies. Future copper prices are expected to be volatile and are likely to be influenced by demand from China and emerging markets, economic activity in the U.S. and other industrialized countries, the timing of the development of new supplies of copper and production levels of mines and copper smelters. The LME spot copper price closed at $3.44 per pound on July 31, 2012.

This graph presents London p.m. gold prices from January 2002 through July 2012. During second-quarter 2012, gold prices ranged from $1,540 per ounce to $1,678 per ounce and averaged $1,609 per ounce. Gold prices closed at $1,622 per ounce on July 31, 2012.

Metals Week Molybdenum Dealer Oxide Prices

Through July 31, 2012

$40
$35
$30
$25
$20
$15
$10
$5
$0
Dollars per pound
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012

This graph presents the Metals Week Molybdenum Dealer Oxide weekly average prices from January 2002 through July 2012. In late 2008, molybdenum prices declined significantly as a result of the financial market turmoil and a decline in demand. During second-quarter 2012, the weekly average price of molybdenum ranged from $13.13 per pound to $14.23 per pound and averaged $13.83 per pound. The Metals Week Molybdenum Dealer Oxide weekly average price was $12.18 per pound on July 31, 2012. Average Metals Week Molybdenum Dealer Oxide prices were lower in second-quarter 2012, compared with first-quarter 2012, reflecting weaker demand and cautious buying activity in response to the global economic situation.

CONSOLIDATED RESULTS

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2012		2011		2012		2011
Financial Data (in millions, except per share amounts)
Revenues[a,b]	$4,475		$5,814		$9,080		$11,523
Operating income[b,c]	$1,311	[d]	$2,757	[d]	$3,045	[d]	$5,693	[d]
Net income attributable to FCX common stockholders	$710	[d]	$1,368	[d,e]	$1,474	[d,e]	$2,867	[d,e]
Diluted net income per share attributable to FCX common stockholders	$0.74	[d]	$1.43	[d,e]	$1.55	[d,e]	$3.00	[d,e]
Diluted weighted-average common shares outstanding	953		956		954		956

Mining Operating Data
Copper (millions of recoverable pounds)
Production	887		967		1,720		1,917
Sales, excluding purchases	927		1,002		1,754		1,928
Average realized price per pound	$3.53		$4.22		$3.61		$4.24
Site production and delivery costs per pound[f]	$2.01		$1.63		$1.98		$1.62
Unit net cash costs per pound[f]	$1.49		$0.93		$1.38		$0.87
Gold (thousands of recoverable ounces)
Production	251		351		503		817
Sales, excluding purchases	266		356		554		836
Average realized price per ounce	$1,588		$1,509		$1,639		$1,466
Molybdenum (millions of recoverable pounds)
Production	20		22		41		42
Sales, excluding purchases	20		21		41		41
Average realized price per pound	$15.44		$18.16		$15.39		$18.13

a.	Includes the impact of adjustments to provisionally priced concentrate and cathode sales recognized in prior periods (refer to “Revenues” below for further discussion).

b.	Refer to Note 11 for a summary of revenues and operating income by business segment.

c.
We defer recognizing profits on intercompany sales until final sales to third parties occur. Refer to "Operations - Atlantic Copper Smelting & Refining" for a summary of net impacts from changes in these deferrals.

d.
Includes charges for adjustments to environmental obligations and related litigation reserves totaling $66 million ($53 million to net income attributable to common stockholders or $0.06 per share) for the second quarter and first six months of 2012 and $49 million ($40 million to net income attributable to common stockholders or $0.04 per share) for the second quarter and first six months of 2011.

e.
Includes losses on early extinguishment of debt totaling $54 million ($0.06 per share) for second-quarter 2011, $149 million ($0.16 per share) for the first six months of 2012 and $60 million ($0.06 per share) for the first six months of 2011 (Refer to Note 5 for further discussion).

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

Revenues
Consolidated revenues totaled $4.5 billion in second-quarter 2012 and $9.1 billion for the first six months of 2012, compared with $5.8 billion in second-quarter 2011 and $11.5 billion for the first six months of 2011. Consolidated revenues include the sale of copper concentrates, copper cathodes, copper rod, gold, molybdenum and other metals by our North and South America copper mines, the sale of copper concentrates (which also contain significant quantities of gold and silver) by our Indonesia mining operations, the sale of copper cathodes and cobalt hydroxide by our Africa mining operations, the sale of molybdenum in various forms by our Molybdenum operations, and the sale of copper cathodes, copper anodes, and gold in anodes and slimes by Atlantic Copper.

Following is a summary of changes in our consolidated revenues between periods (in millions):

	Three Months Ended June 30,	Six Months Ended June 30,

Consolidated revenues - 2011 periods	$5,814	$11,523
(Lower) higher price realizations from mining operations:
Copper	(640)	(1,105)
Gold	21	96
Molybdenum	(56)	(113)
Silver	(16)	(23)
Cobalt	(17)	(29)
(Lower) higher sales volumes from mining operations:
Copper	(317)	(739)
Gold	(136)	(413)
Molybdenum	(21)	3
Silver	(16)	(32)
Cobalt	(16)	(25)
(Unfavorable) favorable impact of net adjustments to prior period provisionally priced sales	(39)	132
Lower purchased copper	(147)	(386)
Other, including intercompany eliminations	61	191
Consolidated revenues - 2012 periods	$4,475	$9,080

Price Realizations
Our consolidated revenues vary as a result of fluctuations in the market prices of copper, gold, molybdenum, silver and cobalt. Consolidated revenues in the 2012 periods, compared with the 2011 periods, reflected lower price realizations primarily associated with copper. Realized copper prices averaged $3.53 per pound in second-quarter 2012 (compared with $4.22 per pound in second-quarter 2011) and $3.61 per pound for the first six months of 2012 (compared with $4.24 for the first six months of 2011). Realized gold prices averaged $1,588 per ounce in second-quarter 2012 (compared with $1,509 per ounce in second-quarter 2011) and $1,639 per ounce for the first six months of 2012 (compared with $1,466 per ounce for the first six months of 2011). Realized molybdenum prices averaged $15.44 per pound in second-quarter 2012 (compared with $18.16 per pound in second-quarter 2011) and $15.39 per pound for the first six months of 2012 (compared with $18.13 per pound for the first six months of 2011).

Sales Volumes
Consolidated copper sales volumes totaled 927 million pounds of copper, 266 thousand ounces of gold and 20 million pounds of molybdenum in second-quarter 2012, compared with 1.0 billion pounds of copper, 356 thousand ounces of gold and 21 million pounds of molybdenum in second-quarter 2011. For the first six months of 2012, consolidated sales volumes totaled 1.8 billion pounds of copper, 554 thousand ounces of gold and 41 million pounds of molybdenum, compared with 1.9 billion pounds of copper, 836 thousand ounces of gold and 41 million pounds of molybdenum for the first six months of 2011. Lower consolidated copper and gold sales volumes in the 2012 periods primarily reflected lower ore grades and production rates in Indonesia (refer to "Operations - Indonesia Mining" for further discussion of the impact of the first-quarter 2012 work interruptions and the related temporary suspension of operations). Lower copper sales volumes also reflected lower ore grades in South America, partly offset by increased production in North America and Africa. Refer to “Operations” for further discussion of sales volumes at our operating divisions.

Provisionally Priced Copper Sales
During the first six months of 2012, 43 percent of our mined copper was sold in concentrate, 29 percent as rod from our North America operations and 28 percent as cathode. Substantially all of our copper concentrate and cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) based primarily on quoted LME monthly average spot copper prices. We receive market prices based on prices in the specified future period, which results in price fluctuations recorded through revenues until the date of settlement. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on our provisionally priced concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until the date of final pricing. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs.

At March 31, 2012, we had provisionally priced copper sales at our copper mining operations, primarily South America and Indonesia, totaling 214 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average of $3.83 per pound. Lower prices during second-quarter 2012 resulted in adjustments to these provisionally priced copper sales that unfavorably impacted consolidated revenues by $75 million ($31 million to net income attributable to common stockholders or $0.03 per share) in second-quarter 2012, compared with adjustments to the March 31, 2011, provisionally priced copper sales that unfavorably impacted second-quarter 2011 revenues by $47 million ($23 million to net income attributable to common stockholders or $0.02 per share). Adjustments to the December 31, 2011, provisionally priced copper sales favorably impacted consolidated revenues by $101 million ($43 million to net income attributable to common stockholders or $0.05 per share) for the first six months of 2012, compared with adjustments to the December 31, 2010, provisionally priced copper sales that unfavorably impacted consolidated revenues by $12 million ($5 million to net income attributable to common stockholders or $0.01 per share) for the first six months of 2011.

At June 30, 2012, we had provisionally priced copper sales at our copper mining operations, primarily South America and Indonesia, totaling 329 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average of $3.49 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the June 30, 2012, provisional price recorded would have a net impact on our 2012 consolidated revenues of approximately $22 million ($11 million to net income attributable to common stockholders). The LME spot copper price closed at $3.44 per pound on July 31, 2012.

Purchased Copper
From time to time, we purchase copper cathode to be processed by our Rod & Refining operations when production from our North America copper mines does not meet customer demand. The decrease in purchased copper resulted from higher production at our North America copper mines for the 2012 periods, compared with the 2011 periods.

Production and Delivery Costs
Consolidated production and delivery costs totaled $2.6 billion in second-quarter 2012 and $5.1 billion for the first six months of 2012, compared with $2.6 billion in second-quarter 2011 and $4.9 billion for the first six months of 2011.

Consolidated unit site production and delivery costs for our copper mining operations averaged $2.01 per pound of copper in second-quarter 2012 and $1.98 per pound of copper for the first six months of 2012, compared with $1.63 per pound of copper in second-quarter 2011 and $1.62 per pound of copper for the first six months of 2011. Higher unit site production and delivery costs in the 2012 periods primarily reflected lower copper sales volumes in Indonesia and higher mining rates in North America. Refer to “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions, and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements.

Our copper mining operations require significant energy, principally diesel, electricity, coal and natural gas. For the year 2012, energy costs are expected to approximate 21 percent of our consolidated copper production costs, which reflects projected purchases of approximately 260 million gallons of diesel fuel; 7,000 gigawatt hours of electricity at our North America, South America and Africa copper mining operations (we generate all of our power at our Indonesia mining operation); 710 thousand metric tons of coal for our coal power plant in Indonesia; and 1 million MMBTU (million british thermal units) of natural gas at certain of our North America mines. Energy costs for 2011 approximated 21 percent of our consolidated copper production costs.

Depreciation, Depletion and Amortization
Consolidated depreciation, depletion and amortization expense totaled $291 million in second-quarter 2012, $558 million for the first six months of 2012, $267 million in second-quarter 2011 and $499 million for the first six months of 2011. Depreciation will vary under the unit of production (UOP) method as a result of increases and decreases in sales volumes and the related UOP rates at our mining operations. Higher depreciation, depletion and amortization expense for the 2012 periods, compared with the 2011 periods, primarily reflects higher production in North America.

Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses totaled $97 million in second-quarter 2012 and $201 million for the first six months of 2012, compared with $107 million in second-quarter 2011 and $221 million for the first six months of 2011, primarily reflecting lower estimated incentive compensation costs for the 2012 periods.

Exploration and Research Expenses
Consolidated exploration and research expenses totaled $73 million in second-quarter 2012 and $135 million for the first six months of 2012, compared with $66 million in second-quarter 2011 and $116 million for the first six months of 2011. We are actively conducting exploration activities near our existing mines with a focus on opportunities to expand reserves that will support additional future production capacity in the large mineral districts where we currently operate. Exploration results indicate opportunities for what we believe could be significant future potential reserve additions in North and South America and in the Tenke minerals district. The drilling data in North America continues to indicate the potential for expanded sulfide production.

For the year 2012, exploration and research expenditures are expected to total approximately $315 million, including approximately $275 million for exploration. Exploration activities will continue to focus primarily on the potential for future reserve additions in our existing mineral districts.

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

Environmental obligations and shutdown costs totaled $81 million in second-quarter 2012, $91 million for the first six months of 2012, and $60 million for both the second quarter and first six months of 2011. See "Contingencies" for further discussion of environmental obligations and litigation matters associated with closed facilities or operations.

Interest Expense, Net
Consolidated interest expense (before capitalization) totaled $55 million in second-quarter 2012 and $154 million for the first six months of 2012, compared with $97 million in second-quarter 2011 and $220 million for the first six months of 2011. Lower interest expense for the 2012 periods primarily reflected the impact of the first-quarter 2012 refinancing transaction and other debt repayments during 2011.

Capitalized interest is primarily related to our development projects and totaled $12 million in second-quarter 2012 and $48 million for the first six months of 2012, compared with $23 million in second-quarter 2011 and $48 million for the first six months of 2011. Refer to “Operations” for further discussion of current development projects.

Losses on Early Extinguishment of Debt
We recorded losses on early extinguishment of debt of $168 million for the first six months of 2012 associated with the redemption of our remaining 8.375% Senior Notes.

We recorded losses on early extinguishment of debt totaling $61 million for second-quarter 2011 and $68 million for the first six months of 2011 associated with the redemption of our 8.25% Senior Notes and open-market purchases of our 9.5% Senior Notes. Losses on early extinguishment of debt for the first six months of 2011 also include amounts related to the revolving credit facilities that were replaced in March 2011 by a new senior unsecured revolving credit facility.

Refer to Note 5 for further discussion of these transactions.

Provision for Income Taxes
Following is a summary of the approximate amounts in the calculation of our consolidated provision for income taxes for the 2012 and 2011 periods (in millions, except percentages):

	Six Months Ended				Six Months Ended
	June 30, 2012				June 30, 2011
	Income[a]	Effective Tax Rate		Income Tax (Provision) Benefit	Income[a]	Effective Tax Rate	Income Tax (Provision) Benefit
U.S.	$793	24%		$(193)	$1,242	21%	$(258)
South America	1,136	34%		(391)	1,827	34%	(627)
Indonesia	643	43%		(276)	2,105	43%	(901)
Africa	168	31%		(51)	240	33%	(80)
Eliminations and other	69	N/A		1	51	N/A	(39)
Annualized rate adjustment[b]	N/A	N/A		(3)	N/A	N/A	15
Consolidated FCX	$2,809	33%	[c]	$(913)	$5,465	35%	$(1,890)

a.	Represents income by geographic location before income taxes and equity in affiliated companies’ net (losses) earnings.

b.	In accordance with applicable accounting rules, we adjust our interim provision for income taxes equal to our estimated annualized tax rate.

c.
Our consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which we operate. Accordingly, variations in the relative proportions of jurisdictional income can result in fluctuations to our consolidated effective income tax rate. Assuming average prices of $3.50 per pound for copper, $1,600 per ounce for gold and $13 per pound for molybdenum for the remainder of 2012 and achievement of current sales volume and cost estimates, we estimate our annual consolidated effective tax rate will approximate 33 percent.

In July 2012, Sociedad Minera Cerro Verde S.A.A. (Cerro Verde) signed a new 15-year mining stability agreement with the Peruvian government, which is expected to become effective January 1, 2014, when the current mining stability agreement expires on December 31, 2013. In connection with the new mining stability agreement, Cerro Verde's income tax rate will increase from 30 percent to 32 percent. As a result of the change in the income tax rate, we expect to recognize additional deferred tax expense of approximately $50 million in third-quarter 2012, which relates primarily to the assets recorded in connection with the 2007 acquisition of FMC. The impact of the new mining stability agreement is not included in the estimated consolidated effective tax rate for 2012 in footnote "c" above.

With the exception of Tenke Fungurume S.A.R.L. (TFM), we have not elected to permanently reinvest earnings from our foreign subsidiaries, and we have recorded deferred tax liabilities for foreign earnings that are available to be repatriated to the U.S. Cerro Verde previously recorded deferred Peruvian income tax liabilities of $240 million for income taxes that would become payable if the reinvested profits used to fund the initial Cerro Verde sulfide expansion are distributed prior to the expiration of Cerro Verde's current stability agreement on December 31, 2013.  We are currently reviewing Cerro Verde's future cash requirements, including funding for the potential large-scale concentrator expansion (refer to "Operations - South America" for further discussion), to determine whether we believe that the reinvested profits will be distributed prior to December 31, 2013. This review and a decision to proceed with the expansion project may result in all or a part of the $240 million deferred income tax liability being reversed and recognized as an income tax benefit in future periods. The impact of the reversal of this deferred income tax liability has not been reflected in the estimated consolidated effective tax rate for 2012 in footnote "c" above.

OPERATIONS

North America Copper Mines
We currently operate seven copper mines in North America – Morenci, Bagdad, Safford, Sierrita and Miami in Arizona, and Tyrone and Chino in New Mexico. All of these mining operations are wholly owned, except for Morenci, an unincorporated joint venture in which we own an 85 percent undivided interest.

The North America copper mines include open-pit mining, sulfide ore concentrating, leaching and solution extraction/electrowinning (SX/EW) operations. Molybdenum concentrate is also produced by certain of our North America copper mines (Sierrita, Bagdad, Morenci and Chino). A majority of the copper produced at our North America copper mines is cast into copper rod by our Rod & Refining operations. The remainder of our North America copper sales is in the form of copper cathode or copper concentrate.

Operating and Development Activities. We have completed projects to increase production at our North America copper mines, including restarting milling operations and increasing mining rates at Morenci and Chino and restarting the Miami mine. We continue to evaluate a number of opportunities to invest in additional production capacity at several of our North America copper mines. Exploration results in recent years indicate the potential for significant additional sulfide development in North America.

Morenci Mill Expansion. We recently completed a feasibility study to expand mining and milling capacity at Morenci to process additional sulfide ores identified through exploratory drilling. The approximate $1.4 billion project would target incremental annual production of approximately 225 million pounds of copper in 2014 through an increase in milling rates from the current level of 50,000 metric tons of ore per day to approximately 115,000 metric tons of ore per day, and mining rates from the current level of 700,000 short tons per day to 900,000 short tons per day. We have commenced initial construction and engineering, and procurement activities are in progress. Project costs of $111 million have been incurred as of June 30, 2012 ($84 million during the first six months of 2012).

Chino Restart. During 2011, mining and milling activities were restarted at the Chino mine. Production at Chino totaled 69 million pounds of copper for 2011 and is expected to increase to approximately 250 million pounds of copper per year in 2014. Costs for the project associated with equipment and mill refurbishment are expected to approximate $175 million. Project costs of $111 million have been incurred as of June 30, 2012 ($6 million during the first six months of 2012).

Bagdad Tailings Storage Facility. We are completing engineering to replace the Bagdad concentrator rougher flotation circuit and to improve water recovery by installing a new tailings thickener with associated pumping and piping to a new tailings impoundment area. Construction has commenced on this approximate $220 million project with completion targeted for the second half of 2013.

Operating Data. Following is summary operating data for the North America copper mines for the second quarters and first six months of 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Operating Data, Net of Joint Venture Interest
Copper (millions of recoverable pounds)
Production	331	313	668	595
Sales, excluding purchases	361	331	699	607
Average realized price per pound	$3.57	$4.19	$3.68	$4.28

Molybdenum (millions of recoverable pounds)
Production[a]	9	10	19	17

100% Operating Data
SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	948,600	847,500	990,800	829,700
Average copper ore grade (percent)	0.21	0.24	0.22	0.24
Copper production (millions of recoverable pounds)	210	201	428	383

Mill operations
Ore milled (metric tons per day)	228,300	221,100	232,200	217,300
Average ore grade (percent):
Copper	0.37	0.38	0.37	0.37
Molybdenum	0.03	0.03	0.03	0.03
Copper recovery rate (percent)	85.3	84.3	82.6	83.2
Copper production (millions of recoverable pounds)	144	136	286	258

a.	Reflects molybdenum production from certain of the North America copper mines. Sales of molybdenum are reflected in the Molybdenum division.

Copper sales volumes from our North America copper mines increased to 361 million pounds in second-quarter 2012 and 699 million pounds for the first six months of 2012, compared with 331 million pounds in second-quarter 2011 and 607 million pounds for the first six months of 2011, primarily reflecting increased production at Chino and Safford.

For the year 2012, copper sales volumes from our North America copper mines are expected to approximate 1.3 billion pounds, compared with 1.2 billion pounds in 2011. Molybdenum production from our North America copper mines is expected to approximate 33 million pounds for the year 2012, compared with 35 million pounds in 2011.

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

Gross Profit per Pound of Copper and Molybdenum

The following tables summarize unit net cash costs and gross profit per pound at our North America copper mines for the second quarters and first six months of 2012 and 2011. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended			Three Months Ended
	June 30, 2012			June 30, 2011
	By- Product Method	Co-Product Method		By- Product Method	Co-Product Method
		Copper	Molyb- denum[a]		Copper	Molyb- denum[a]
Revenues, excluding adjustments	$3.57	$3.57	$13.53	$4.19	$4.19	$16.97

Site production and delivery, before net noncash and other costs shown below	1.88	1.71	7.00	1.78	1.60	6.61
By-product credits[a]	(0.36)	—	—	(0.52)	—	—
Treatment charges	0.10	0.10	—	0.10	0.09	—
Unit net cash costs	1.62	1.81	7.00	1.36	1.69	6.61
Depreciation, depletion and amortization	0.25	0.23	0.57	0.20	0.19	0.39
Noncash and other costs, net	0.11	0.10	0.07	0.10	0.09	0.05
Total unit costs	1.98	2.14	7.64	1.66	1.97	7.05
Revenue adjustments, primarily for pricing on prior period open sales	(0.02)	(0.02)	—	(0.02)	(0.02)	—
Gross profit per pound	$1.57	$1.41	$5.89	$2.51	$2.20	$9.92

Copper sales (millions of recoverable pounds)	360	360		330	330
Molybdenum sales (millions of recoverable pounds)[b]			9			10

	Six Months Ended			Six Months Ended
	June 30, 2012			June 30, 2011
	By- Product Method	Co-Product Method		By- Product Method	Co-Product Method
		Copper	Molyb- denum[a]		Copper	Molyb- denum[a]
Revenues, excluding adjustments	$3.68	$3.68	$13.83	$4.28	$4.28	$16.92

Site production and delivery, before net noncash and other costs shown below	1.84	1.72	4.92	1.76	1.58	6.81
By-product credits[a]	(0.39)	—	—	(0.50)	—	—
Treatment charges	0.12	0.11	—	0.10	0.10	—
Unit net cash costs	1.57	1.83	4.92	1.36	1.68	6.81
Depreciation, depletion and amortization	0.26	0.24	0.37	0.20	0.19	0.41
Noncash and other costs, net	0.08	0.08	0.04	0.15	0.14	0.08
Total unit costs	1.91	2.15	5.33	1.71	2.01	7.30
Revenue adjustments, primarily for pricing on prior period open sales	0.01	0.01	—	—	—	—
Gross profit per pound	$1.78	$1.54	$8.50	$2.57	$2.27	$9.62

Copper sales (millions of recoverable pounds)	697	697		605	605
Molybdenum sales (millions of recoverable pounds)[b]			19			17

a.	Molybdenum credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Reflects molybdenum produced by certain of our North America copper mines.

Our operating North America copper mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-products and other factors. Unit net cash costs (net of by-product credits) for our North America copper mines averaged $1.62 per pound of copper in second-quarter 2012 and $1.57 per pound of copper for the first six months of 2012, compared with $1.36 per pound of copper in both the second quarter and first six months of 2011. Higher average unit net cash costs in the 2012 periods primarily reflected increased mining rates and lower molybdenum credits, partly offset by higher copper sales volumes.

Assuming achievement of current sales volume and cost estimates and an average price of $13 per pound of molybdenum for the second half of 2012, we estimate that average unit net cash costs (net of by-product credits) for our North America copper mines would approximate $1.65 per pound of copper for the year 2012, compared with $1.41 per pound of copper in 2011. North America's average unit net cash costs for 2012 would change by approximately $0.02 per pound for each $2 per pound change in the average price of molybdenum during the second half of 2012.

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

Operating and Development Activities.
El Abra Sulfide. During 2011, we commenced production from El Abra’s sulfide ores. Production from the sulfide ore is expected to approximate 300 million pounds of copper per year, replacing the currently depleting oxide copper production. The aggregate capital investment for this project is expected to approximate $800 million through 2015, which included approximately $580 million for the initial phase of the project.

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

Candelaria Water. As part of our overall strategy to supply water to the Candelaria mine, we completed construction of a pipeline to bring water from a nearby water treatment facility. In addition, we are constructing a desalination plant and pipeline that will supply Candelaria’s longer term water needs. The plant is expected to be completed in early 2013 at a cost of approximately $300 million. Project costs of $241 million have been incurred as of June 30, 2012 ($115 million during the first six months of 2012).

Other Matters. In July 2012, Cerro Verde signed a new 15-year mining stability agreement with the Peruvian government, which is expected to become effective January 1, 2014, when the current mining stability agreement expires on December 31, 2013. See Note 10 and "Consolidated Results - Provision for Income Taxes" for further discussion.

Operating Data. Following is summary operating data for our South America mining operations for the second quarters and first six months of 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Copper (millions of recoverable pounds)
Production	304	327	597	644
Sales	301	331	587	643
Average realized price per pound	$3.51	$4.24	$3.56	$4.24

Gold (thousands of recoverable ounces)
Production	18	24	37	48
Sales	16	25	35	49
Average realized price per ounce	$1,596	$1,515	$1,630	$1,467

Molybdenum (millions of recoverable pounds)
Production[a]	2	3	4	6

SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	242,700	241,200	219,500	251,600
Average copper ore grade (percent)	0.54	0.47	0.55	0.43
Copper production (millions of recoverable pounds)	113	113	231	203

Mill operations
Ore milled (metric tons per day)	192,600	197,600	189,300	194,700
Average ore grade:
Copper (percent)	0.58	0.62	0.57	0.65
Gold (grams per metric ton)	0.08	0.11	0.09	0.11
Molybdenum (percent)	0.02	0.02	0.02	0.02
Copper recovery rate (percent)	88.6	89.3	88.9	90.4
Copper production (millions of recoverable pounds)	191	214	366	441

a.	Reflects molybdenum production from Cerro Verde. Sales of molybdenum are reflected in the Molybdenum division.

Copper sales from our South America mining operations declined to 301 million pounds in second-quarter 2012 and 587 million pounds for the first six months of 2012, compared with 331 million pounds in second-quarter 2011 and 643 million pounds for the first six months of 2011, primarily reflecting anticipated lower ore grades at Cerro Verde and Candelaria, partly offset by higher production at El Abra.

For the year 2012, consolidated sales volumes from South America mining are expected to approximate 1.2 billion pounds of copper and 100 thousand ounces of gold, compared with 2011 sales of 1.3 billion pounds of copper and 101 thousand ounces of gold. Copper sales estimates for South America are approximately 35 million pounds lower than the estimates provided in our quarterly report on Form 10-Q for the period ended March 31, 2012, because of revisions to El Abra production. Molybdenum production from Cerro Verde is expected to approximate 9 million pounds for the year 2012, compared with 10 million pounds in 2011.

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

Gross Profit per Pound of Copper

The following tables summarize unit net cash costs and gross profit per pound at the South America mining operations for the second quarters and first six months of 2012 and 2011. Unit net cash costs per pound of copper are reflected under the by-product and co-product methods as the South America mining operations also had small amounts of molybdenum, gold and silver sales. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended		Three Months Ended
	June 30, 2012		June 30, 2011
	By-Product Method	Co-Product Method	By-Product Method	Co-Product Method
Revenues, excluding adjustments	$3.51	$3.51	$4.24	$4.24

Site production and delivery, before net noncash and other costs shown below	1.56	1.45	1.26	1.15
By-product credits	(0.23)	—	(0.37)	—
Treatment charges	0.16	0.16	0.19	0.19
Unit net cash costs	1.49	1.61	1.08	1.34
Depreciation, depletion and amortization	0.24	0.23	0.19	0.19
Noncash and other costs, net	0.07	0.05	0.07	0.06
Total unit costs	1.80	1.89	1.34	1.59
Revenue adjustments, primarily for pricing on prior period open sales	(0.22)	(0.22)	(0.07)	(0.07)
Gross profit per pound	$1.49	$1.40	$2.83	$2.58

Copper sales (millions of recoverable pounds)	301	301	331	331

	Six Months Ended		Six Months Ended
	June 30, 2012		June 30, 2011
	By-Product Method	Co-Product Method	By-Product Method	Co-Product Method
Revenues, excluding adjustments	$3.56	$3.56	$4.24	$4.24

Site production and delivery, before net noncash and other costs shown below	1.55	1.43	1.28	1.18
By-product credits	(0.26)	—	(0.37)	—
Treatment charges	0.16	0.16	0.19	0.19
Unit net cash costs	1.45	1.59	1.10	1.37
Depreciation, depletion and amortization	0.22	0.22	0.19	0.18
Noncash and other costs, net	0.07	0.05	0.07	0.06
Total unit costs	1.74	1.86	1.36	1.61
Revenue adjustments, primarily for pricing on prior period open sales	0.18	0.18	0.02	(0.01)
Gross profit per pound	$2.00	$1.88	$2.90	$2.62

Copper sales (millions of recoverable pounds)	587	587	643	643
Our South America mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-products and other factors. Unit net cash costs (net of by-product credits) for our South America mining operations averaged $1.49 per pound of copper in second-quarter 2012 and $1.45 per pound for the first six months of 2012, compared with $1.08 per pound in second-quarter 2011 and $1.10 per pound for the first six months of 2011. Higher average unit net cash costs in the 2012 periods primarily reflected lower copper sales volumes, lower by-product credits and increased mining costs.

Revenue adjustments primarily result from changes in prices on provisionally priced copper sales recognized in prior periods. To the extent prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Refer to “Consolidated Results - Revenues” for further discussion of adjustments to prior period provisionally priced copper sales.

Assuming achievement of current sales volume and cost estimates and average prices of $1,600 per ounce of gold and $13 per pound of molybdenum for the second half of 2012, we estimate that average unit net cash costs (net of by-product credits) for our South America mining operations would approximate $1.48 per pound of copper for the year 2012, compared with $1.20 per pound in 2011.

Indonesia Mining
Indonesia mining includes PT Freeport Indonesia’s Grasberg minerals district. We own 90.64 percent of PT Freeport Indonesia, including 9.36 percent owned through our wholly owned subsidiary, PT Indocopper Investama. As previously reported, because of the potential benefits of having additional Indonesian ownership in PT Freeport Indonesia's operations, we have agreed to consider a potential sale of a 9.36 percent interest in PT Freeport Indonesia at fair market value (refer to Note 14 in our annual report on Form 10-K for the year ended December 31, 2011, for further discussion). We are also considering a potential offering of PT Freeport Indonesia shares on the Indonesia stock exchange.

PT Freeport Indonesia produces copper concentrates, which contain significant quantities of gold and also silver. Substantially all of PT Freeport Indonesia’s copper concentrates are sold under long-term contracts, of which approximately one-half is generally sold to affiliated smelters, Atlantic Copper and PT Smelting (PT Freeport Indonesia’s 25-percent owned copper smelter and refinery in Indonesia) and the remainder to other customers.

We have established certain unincorporated joint ventures with Rio Tinto plc (Rio Tinto), under which Rio Tinto has a 40 percent interest in certain assets and future production exceeding specified annual amounts of copper, gold and silver. Refer to Note 2 in our annual report on Form 10-K for the year ended December 31, 2011, for discussion of our joint ventures with Rio Tinto plc.

Development Activities. We have several projects in progress in the Grasberg minerals district, primarily related to the development of the large-scale, high-grade underground ore bodies located beneath and nearby the Grasberg open pit. In aggregate, these underground ore bodies are expected to ramp up over several years to approximately 240,000 metric tons of ore per day following the currently anticipated transition from the Grasberg open pit in 2016. Over the next five years, aggregate capital spending on these projects is expected to average $700 million per year ($550 million per year net to PT Freeport Indonesia). Considering the long-term nature and large size of these projects, actual costs could differ materially from these estimates.

The following provides additional information on these projects, including the continued development of the Common Infrastructure project, the Grasberg Block Cave and Big Gossan underground mines, and development of the Deep Mill Level Zone (DMLZ) ore body that lies below the DOZ underground mine.

Common Infrastructure and Grasberg Block Cave. In 2004, PT Freeport Indonesia commenced its Common Infrastructure project to provide access to its large undeveloped underground ore bodies located in the Grasberg minerals district through a tunnel system located approximately 400 meters deeper than its existing underground tunnel system. In addition to providing access to our underground ore bodies, the tunnel system will enable PT Freeport Indonesia to conduct future exploration in prospective areas associated with currently identified ore bodies. The tunnel system was completed to the Big Gossan terminal, and the Big Gossan mine was brought into production in fourth-quarter 2010. We have also advanced development of both the DMLZ and Grasberg spurs, and have completed the tunneling required to reach these underground ore bodies.

The Grasberg Block Cave underground mine accounts for over one-third of our reserves in Indonesia. Production at the Grasberg Block Cave mine is currently scheduled to commence at the end of mining the Grasberg open pit, which is currently expected to continue until 2016. The timing of the transition to the underground Grasberg Block Cave mine will continue to be assessed. Targeted production rates once the Grasberg Block Cave mining operation reaches full capacity are expected to approximate 160,000 metric tons of ore per day.

Aggregate mine development capital for the Grasberg Block Cave mine and associated Common Infrastructure is expected to approximate $4.2 billion (incurred between 2008 and 2021), with PT Freeport Indonesia’s share totaling approximately $3.8 billion. Aggregate project costs totaling $717 million have been incurred through June 30, 2012 ($148 million during the first six months of 2012).

Big Gossan. The Big Gossan underground mine is a high-grade deposit located near PT Freeport Indonesia’s existing milling complex. The Big Gossan mine is being developed as an open-stope mine with backfill consisting of mill tailings and cement, an established mining methodology. Production, which began in fourth-quarter 2010, is expected to reach full rates of 7,000 metric tons of ore per day in 2013 (equal to average annual aggregate incremental production of 125 million pounds of copper and 65,000 ounces of gold). The aggregate capital investment for this project was approximately $550 million, with PT Freeport Indonesia’s share totaling approximately $518 million.

DMLZ. The DMLZ ore body lies below the DOZ mine at the 2,590-meter elevation and represents the downward continuation of mineralization in the Ertsberg East Skarn system and neighboring Ertsberg porphyry. We plan to mine the ore body using a block-cave method with production beginning in 2015, near completion of mining at the DOZ mine. Drilling efforts continue to determine the extent of this ore body. Aggregate mine development capital costs for the DMLZ mine are expected to approximate $2.2 billion (incurred from 2009 to 2020), with PT Freeport Indonesia’s share totaling approximately $1.3 billion. Aggregate project costs totaling $388 million have been incurred through June 30, 2012 ($119 million during the first six months of 2012). Targeted production rates once the DMLZ mining operation reaches full capacity are expected to approximate 80,000 metric tons of ore per day.

Other Matters. PT Freeport Indonesia is engaged in discussions with the Indonesian government on its operations, future plans and Contract of Work (COW).  We are working cooperatively with the government in its review of PT Freeport Indonesia's COW and to seek an extension of our COW to 2041, pursuant to the terms of the contract. Refer to Note 14 of our annual report on Form 10-K for the year ended December 31, 2011, for further discussion of PT Freeport Indonesia's COW.

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

Operating Data. Following is summary operating data for our Indonesia mining operations for the second quarters and first six months of 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Operating Data, Net of Joint Venture Interest
Copper (millions of recoverable pounds)
Production	173	261	296	545
Sales	183	265	317	543
Average realized price per pound	$3.49	$4.26	$3.56	$4.23

Gold (thousands of recoverable ounces)
Production	230	325	459	766
Sales	247	330	513	784
Average realized price per ounce	$1,587	$1,509	$1,639	$1,466

100% Operating Data
Ore milled (metric tons per day):[a]
Grasberg open pit	132,800	164,700	106,600	152,500
DOZ underground mine	45,400	53,200	39,300	66,600
Big Gossan underground mine	1,300	2,100	1,200	2,000
Total	179,500	220,000	147,100	221,100
Average ore grades:
Copper (percent)	0.57	0.77	0.59	0.77
Gold (grams per metric ton)	0.58	0.79	0.68	0.84
Recovery rates (percent):
Copper	88.9	87.8	89.2	87.5
Gold	76.2	79.5	79.0	80.8
Production (recoverable):
Copper (millions of pounds)	173	282	296	566
Gold (thousands of ounces)	230	394	459	853

a.	Amounts represent the approximate average daily throughput processed at PT Freeport Indonesia’s mill facilities from each producing mine.

Sales volumes from our Indonesia mining operations declined to 183 million pounds of copper and 247 thousand ounces of gold in second-quarter 2012 and 317 million pounds of copper and 513 thousand ounces of gold for the first six months of 2012, compared with 265 million pounds of copper and 330 thousand ounces of gold in second-quarter 2011 and 543 million pounds of copper and 784 thousand ounces of gold for the first six months of 2011, primarily reflecting anticipated lower ore grades and production rates.

Operations and productivity at PT Freeport Indonesia have continued to improve following the first-quarter 2012 work interruptions in connection with efforts to resume normal operations. PT Freeport Indonesia's milling rates averaged approximately 179,500 metric tons of ore per day in second-quarter 2012, compared with the first-quarter 2012 average of 114,800 metric tons of ore per day. Mining operations in the Grasberg open pit are approaching normal levels and underground mining operations at the DOZ underground mine continue to be ramped up following the 2011 work stoppages. Mining rates at the DOZ underground mine average 45,400 metric tons of ore per day during second-quarter 2012 and are expected to reach 80,000 metric tons of ore per day during fourth-quarter 2012.

At the Grasberg mine, the sequencing in mining areas with varying ore grades causes fluctuations in the timing of ore production resulting in varying quarterly sales of copper and gold. Consolidated sales volumes from our Indonesia mining operations are expected to approximate 750 million pounds of copper and 960 thousand ounces of gold for 2012, compared with 846 million pounds of copper and 1.3 million ounces of gold in 2011. PT Freeport Indonesia's revised sales estimates for 2012 are lower than the estimates provided in our quarterly report on Form 10-Q for the period ended March 31, 2012, by approximately 50 million pounds of copper and 60 thousand ounces of gold because of a deferral of access to high-grade material in the open pit to future periods and a slower than expected ramp-up of the DOZ underground mine. FCX expects sales from Indonesia to increase in 2013 as PT

Freeport Indonesia gains access to higher ore grades.

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

Gross Profit per Pound of Copper and per Ounce of Gold

The following tables summarize the unit net cash costs and gross profit per pound of copper and per ounce of gold at our Indonesia mining operations for the second quarters and first six months of 2012 and 2011. Refer to “Production Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended			Three Months Ended
	June 30, 2012			June 30, 2011
	By-Product Method	Co-Product Method		By-Product Method	Co-Product Method
		Copper	Gold		Copper	Gold
Revenues, excluding adjustments	$3.49	$3.49	$1,587	$4.26	$4.26	$1,509

Site production and delivery, before net noncash and other costs shown below	3.23	1.97	898	1.93	1.31	465
Gold and silver credits	(2.20)	—	—	(2.06)	—	—
Treatment charges	0.21	0.13	58	0.18	0.13	44
Royalty on metals	0.13	0.08	37	0.17	0.11	40
Unit net cash costs	1.37	2.18	993	0.22	1.55	549
Depreciation and amortization	0.29	0.18	80	0.23	0.15	55
Noncash and other costs, net	0.03	0.02	8	0.02	0.02	6
Total unit costs	1.69	2.38	1,081	0.47	1.72	610
Revenue adjustments, primarily for pricing on prior period open sales	(0.11)	(0.11)	(9)	(0.07)	(0.07)	48
Gross profit per pound/ounce	$1.69	$1.00	$497	$3.72	$2.47	$947

Copper sales (millions of recoverable pounds)	183	183		265	265
Gold sales (thousands of recoverable ounces)			247			330

	Six Months Ended			Six Months Ended
	June 30, 2012			June 30, 2011
	By-Product Method	Co-Product Method		By-Product Method	Co-Product Method
		Copper	Gold		Copper	Gold
Revenues, excluding adjustments	$3.56	$3.56	$1,639	$4.23	$4.23	$1,466

Site production and delivery, before net noncash and other costs shown below	3.35	1.89	869	1.88	1.23	427
Gold and silver credits	(2.75)	—	—	(2.20)	—	—
Treatment charges	0.20	0.11	52	0.18	0.12	41
Royalty on metals	0.13	0.08	35	0.16	0.11	37
Unit net cash costs	0.93	2.08	956	0.02	1.46	505
Depreciation and amortization	0.31	0.18	81	0.22	0.14	49
Noncash and other costs, net	0.09	0.05	25	0.04	0.02	9
Total unit costs	1.33	2.31	1,062	0.28	1.62	563
Revenue adjustments, primarily for pricing on prior period open sales	0.04	0.04	5	(0.02)	(0.02)	(22)
Gross profit per pound/ounce	$2.27	$1.29	$582	$3.93	$2.59	$881

Copper sales (millions of recoverable pounds)	317	317		543	543
Gold sales (thousands of recoverable ounces)			513			784

Because of the fixed nature of a large portion of PT Freeport Indonesia’s costs, unit costs vary from period to period depending on volumes of copper and gold sold, as well as average realized gold prices during the period. Unit net cash costs (net of gold and silver credits) for our Indonesia mining operations totaled $1.37 per pound of copper in second-quarter 2012 and $0.93 per pound of copper for the first six months of 2012, compared with $0.22 per pound of copper in second-quarter 2011 and $0.02 per pound of copper for the first six months of 2011. Higher unit net cash costs primarily reflected lower sales volumes.

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold.

Because certain assets are depreciated on a straight-line basis, PT Freeport Indonesia’s unit depreciation rate varies with the level of copper production and sales.

Revenue adjustments primarily result from changes in prices on provisionally priced copper sales recognized in prior periods. To the extent prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Refer to “Consolidated Results - Revenues” for further discussion of adjustments to prior period provisionally priced copper sales.

Quarterly unit net cash costs are expected to vary significantly with variations in quarterly metal sales volumes, as well as average realized gold prices during the period. Assuming achievement of current sales volume and cost estimates, and an average gold price of $1,600 per ounce for the second half of 2012, we estimate that average unit net cash costs for Indonesia (net of gold and silver credits) would approximate $1.24 per pound of copper for the year 2012, compared with $0.09 per pound in 2011. Projected unit net cash costs for 2012 are higher than the estimates provided in our quarterly report on Form 10-Q for the period ended March 31, 2012, because of lower copper sales volumes and lower by-product credits. Indonesia's unit net cash costs for 2012 would change by $0.04 per pound for each $50 per ounce change in the average price of gold during the second half of 2012. Indonesia's unit net cash costs are expected to decline significantly in future years, compared with the year 2012, because of higher projected copper and gold volumes.

Africa Mining
Africa mining includes the Tenke copper and cobalt mining concessions in the Katanga province of the DRC. The Tenke mine includes surface mining, leaching and SX/EW operations. Copper production from the Tenke mine is sold as copper cathode. In addition to copper, the Tenke mine produces cobalt hydroxide. All Africa mining operations are conducted by TFM.

We hold an effective 56 percent interest in the Tenke copper and cobalt mining concessions and are the operator of Tenke. Effective March 26, 2012, the DRC government issued a Presidential Decree approving modifications to TFM's bylaws. As a result, our and Lundin Mining Corporation's ownership interest in Tenke totals 80 percent (previously 82.5 percent) and Gecamines' ownership interest totals 20 percent (previously 17.5 percent).

Operating and Development Activities. Our investment in the initial project approximated $2 billion, and we have received loan repayments, including interest, of approximately $840 million through June 30, 2012.

The milling facilities at Tenke, which were designed to process ore at a rate of 8,000 metric tons per day, continue to perform above capacity, with throughput averaging 12,900 metric tons of ore per day in second-quarter 2012 and 12,500 metric tons per day for the first six months of 2012. Higher mining rates have increased copper production from the initial project capacity of 250 million pounds of copper per year to approximately 290 million pounds of copper per year.

We are constructing a second phase of the project, which would include optimizing the current plant and increasing capacity. We plan to expand the mill rate to 14,000 metric tons of ore per day and are constructing related processing facilities that would target the addition of approximately 150 million pounds of copper per year in 2013. The approximate $850 million project includes mill upgrades, additional mining equipment, a new tankhouse and a sulphuric acid plant expansion. Construction activities are progressing well and are expected to be completed by year-end 2012. The second phase of the project is being funded primarily with cash generated from operations, and for additional required funds, we are funding 70 percent and Lundin Mining Corporation is funding 30 percent. Project costs of $436 million have been incurred as of June 30, 2012 ($268 million during the first six months of 2012).

We continue to engage in drilling activities, exploration analyses and metallurgical testing to evaluate the potential of the highly prospective minerals district at Tenke. These analyses are being incorporated in future plans to evaluate opportunities for expansion. Future expansions are subject to a number of factors, including economic and market conditions, and the business and investment climate in the DRC.

Operating Data. Following is summary operating data for our Africa mining operations for the second quarters and first six months of 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Copper (millions of recoverable pounds)
Production	79	66	159	133
Sales	82	75	151	135
Average realized price per pound[a]	$3.45	$4.08	$3.54	$4.11

Cobalt (millions of contained pounds)
Production	6	6	12	12
Sales	6	7	11	13
Average realized price per pound	$8.24	$11.16	$8.40	$11.02

Ore milled (metric tons per day)	12,900	9,700	12,500	10,200
Average ore grades (percent):
Copper	3.45	3.67	3.53	3.54
Cobalt	0.36	0.41	0.37	0.40
Copper recovery rate (percent)	90.6	92.9	90.9	92.3

a.	Includes adjustments for point-of-sale transportation costs as negotiated in customer contracts.

Copper sales volumes from our Africa mining operations increased to 82 million pounds of copper in second-quarter 2012 and 151 million pounds of copper for the first six months of 2012, compared with 75 million pounds in second-quarter 2011 and 135 million pounds of copper for the first six months of 2011, primarily reflecting higher mining and milling rates.

For the year 2012, we expect sales volumes from our Africa mining operations to approximate 310 million pounds of copper and 25 million pounds of cobalt, compared with 283 million pounds of copper and 25 million pounds of cobalt in 2011.

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

Gross Profit per Pound of Copper and Cobalt

The following tables summarize the unit net cash costs and gross profit per pound of copper and cobalt at our Africa mining operations for the second quarters and first six months of 2012 and 2011. Refer to “Production Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended			Three Months Ended
	June 30, 2012			June 30, 2011
	By-Product Method	Co-Product Method		By-Product Method	Co-Product Method
		Copper	Cobalt		Copper	Cobalt
Revenues, excluding adjustments[a]	$3.45	$3.45	$8.24	$4.08	$4.08	$11.16

Site production and delivery, before net noncash and other costs shown below	1.48	1.39	5.09	1.62	1.37	5.69
Cobalt credits[b]	(0.33)	—	—	(0.77)	—	—
Royalty on metals	0.07	0.06	0.13	0.09	0.08	0.19
Unit net cash costs	1.22	1.45	5.22	0.94	1.45	5.88
Depreciation, depletion and amortization	0.49	0.43	0.75	0.50	0.42	0.81
Noncash and other costs, net	0.09	0.08	0.14	0.16	0.13	0.24
Total unit costs	1.80	1.96	6.11	1.60	2.00	6.93
Revenue adjustments, primarily for pricing on prior period open sales	(0.07)	(0.07)	0.12	(0.04)	(0.04)	(0.13)
Gross profit per pound	$1.58	$1.42	$2.25	$2.44	$2.04	$4.10

Copper sales (millions of recoverable pounds)	82	82		75	75
Cobalt sales (millions of contained pounds)			6			7

	Six Months Ended			Six Months Ended
	June 30, 2012			June 30, 2011
	By-Product Method	Co-Product Method		By-Product Method	Co-Product Method
		Copper	Cobalt		Copper	Cobalt
Revenues, excluding adjustments[a]	$3.54	$3.54	$8.40	$4.11	$4.11	$11.02

Site production and delivery, before net noncash and other costs shown below	1.49	1.41	5.11	1.57	1.36	5.59
Cobalt credits[b]	(0.34)	—	—	(0.76)	—	—
Royalty on metals	0.08	0.07	0.13	0.10	0.08	0.18
Unit net cash costs	1.23	1.48	5.24	0.91	1.44	5.77
Depreciation, depletion and amortization	0.48	0.42	0.71	0.49	0.41	0.80
Noncash and other costs, net	0.10	0.09	0.14	0.17	0.15	0.28
Total unit costs	1.81	1.99	6.09	1.57	2.00	6.85
Revenue adjustments, primarily for pricing on prior period open sales	0.06	0.06	0.22	(0.01)	(0.01)	0.16
Gross profit per pound	$1.79	$1.61	$2.53	$2.53	$2.10	$4.33

Copper sales (millions of recoverable pounds)	151	151		135	135
Cobalt sales (millions of contained pounds)			11			13

a.	Includes adjustments for point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

Africa's unit net cash costs (net of cobalt credits) of $1.22 per pound of copper in second-quarter 2012 and $1.23 per pound of copper for the first six months of 2012 were higher than unit net cash costs of $0.94 per pound of copper in second-quarter 2011 and $0.91 per pound of copper for the first six months of 2011. Higher unit net cash costs in the 2012 periods primarily reflected lower cobalt credits, partly offset by higher copper sales volumes.

Assuming achievement of current sales volume and cost estimates, and an average market cobalt price of $12 per pound for the second half of 2012, we estimate that average unit net cash costs (net of cobalt credits) would approximate $1.16 per pound of copper for the year 2012, compared with $1.07 per pound in 2011. Africa's unit net cash costs for 2012 would change by $0.06 per pound for each $2 per pound change in the average price of cobalt during the second half of 2012.

Molybdenum
We are an integrated producer of molybdenum, with mining, sulfide ore concentrating, roasting and processing facilities that produce high-purity, molybdenum-based chemicals, molybdenum metal powder and metallurgical products, which are sold to customers around the world. Our molybdenum operations include the wholly owned Henderson underground mine and Climax open-pit mine in Colorado and related conversion facilities. The Henderson underground mine produces high-purity, chemical-grade molybdenum concentrates, which are typically further processed into value-added molybdenum chemical products. The Climax mine also produces high quality molybdenum concentrates. The Molybdenum operations include a sales company that purchases and sells molybdenum from our primary molybdenum mines and from certain of our North and South America copper mines that also produce molybdenum; and related conversion facilities that, at times, roast and/or process material on a toll basis for third-parties.

Operating and Development Activities. Construction activities at the Climax molybdenum mine, which included the installation of a 25,400 metric ton per day mill facility, mining equipment and environmental management systems, is substantially complete. During second-quarter 2012, the operation began commercial production. Production from Climax is expected to ramp up to a rate of 20 million pounds of molybdenum per year during 2013 and, depending on market conditions, may be increased to 30 million pounds of molybdenum per year without significant additional capital expenditures. We intend to operate our Climax and Henderson mines in a flexible manner to meet market requirements. The cost of the initial phase of the project approximated $760 million.

Operating Data. Following is summary operating data for the Molybdenum operations for the second quarters and first six months of 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Molybdenum (millions of recoverable pounds)
Production[a]	9	9	18	19
Sales, excluding purchases[b]	20	21	41	41
Average realized price per pound	$15.44	$18.16	$15.39	$18.13

Henderson molybdenum mine
Ore milled (metric tons per day)	22,000	22,000	20,900	22,700
Average molybdenum ore grade (percent)	0.22	0.24	0.24	0.24
Molybdenum production (millions of recoverable pounds)	8	9	17	19

a.	Reflects production at the Henderson molybdenum mine. The 2012 periods also include production of 1 million pounds from the Climax molybdenum mine beginning in May 2012.

b.	Includes sales of molybdenum produced at our North and South America copper mines.

Consolidated molybdenum sales volumes totaled 20 million pounds in second-quarter 2012 and 41 million pounds for the first six months of 2012, compared with 21 million pounds in second-quarter 2011 and 41 million pounds for the first six months of 2011. For the year 2012, we expect molybdenum sales volumes to approximate 81 million pounds (of which approximately 42 million pounds represents molybdenum production from our North and South America copper mines), compared with 79 million pounds in 2011 (of which 45 million pounds represented molybdenum production from our North and South America copper mines).

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

Gross Profit per Pound of Molybdenum

The following table summarizes the unit net cash costs and gross profit per pound of molybdenum at our Henderson molybdenum mine for the second quarters and first six months of 2012 and 2011. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues, excluding adjustments	$15.11	$17.35	$15.07	$17.36

Site production and delivery, before net noncash and other costs shown below	5.95	5.33	5.98	5.29
Treatment charges and other	0.88	0.88	0.87	0.88
Unit net cash costs	6.83	6.21	6.85	6.17
Depreciation, depletion and amortization	0.95	0.89	0.93	0.88
Noncash and other costs, net	0.25	0.03	0.06	0.04
Total unit costs	8.03	7.13	7.84	7.09
Gross profit[a]	$7.08	$10.22	$7.23	$10.27

Molybdenum sales (millions of recoverable pounds)[b]	8	9	17	19

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

Henderson’s higher unit net cash costs of $6.83 per pound of molybdenum in second-quarter 2012 and $6.85 per pound of molybdenum for the first six months of 2012, compared with $6.21 per pound of molybdenum in second-quarter 2011 and $6.17 per pound of molybdenum for the first six months of 2011, primarily reflected lower volumes.

Assuming achievement of current 2012 sales volume and cost estimates, we estimate unit net cash costs for Henderson to approximate $7.00 per pound of molybdenum for the year 2012, compared with $6.34 per pound in 2011.

Atlantic Copper Smelting & Refining
Atlantic Copper, our wholly owned subsidiary located in Spain, smelts and refines copper concentrates and markets refined copper and precious metals in slimes. During the first six months of 2012, Atlantic Copper purchased approximately 34 percent of its concentrate requirements from our South America mining operations, approximately 14 percent from our North America copper mining operations and approximately 6 percent from our Indonesia mining operations. Through this form of downstream integration, we are assured placement of a significant portion of our concentrate production.

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

Atlantic Copper had operating income of $11 million in second-quarter 2012 and $13 million for the first six months of 2012, compared with operating losses of $46 million in second-quarter 2011 and $65 million for the first six months of 2011. Atlantic Copper’s improved operating results primarily reflect higher production and higher gold credits in the 2012 periods. Atlantic Copper's operating results for the 2011 periods were also impacted by operating costs associated with the April 2011 scheduled shutdown.

We defer recognizing profits on sales from our Indonesia, South America, North America and Africa mining operations to Atlantic Copper and on 25 percent of Indonesia mining sales to PT Smelting until final sales to third parties occur. Our net deferred profits on our Indonesia, South America, North America and Africa inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income after taxes and noncontrolling interests totaled $52 million at June 30, 2012. Changes in these deferrals attributable to variability in intercompany volumes resulted in net additions to net income attributable to common stockholders totaling $17 million ($0.02 per share) in second-quarter 2012 and net reductions of $35 million ($0.04 per share) for the first six months of 2012, compared with net additions of $17 million ($0.02 per share) in second-quarter 2011 and $18 million ($0.02 per share) for the first six months of 2011. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices will result in variability in our net deferred profits and quarterly earnings. As PT Freeport Indonesia's sales volumes increase in the second half of 2012, we expect to defer a significant amount of PT Freeport Indonesia's profit on intercompany sales until final sales to third parties occur.

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

Cash and Cash Equivalents
At June 30, 2012, we had consolidated cash and cash equivalents of $4.5 billion. The following table reflects the U.S. and international components of consolidated cash and cash equivalents at June 30, 2012, and December 31, 2011 (in billions):

	June 30, 2012	December 31, 2011
Cash at domestic companies[a]	$1.9	$2.4
Cash at international operations	2.6	2.4
Total consolidated cash and cash equivalents	4.5	4.8
Less: Noncontrolling interests’ share	(0.9)	(0.8)
Cash, net of noncontrolling interests’ share	3.6	4.0
Less: Withholding taxes and other	(0.2)	(0.1)
Net cash available to FCX	$3.4	$3.9

a.	Includes cash at our parent company and other North America operations.

Cash held at our international operations is generally used to support our foreign operations' capital expenditures, operating expenses, working capital or other cash needs. At June 30, 2012, management believed that sufficient liquidity was available in the U.S. With the exception of Tenke, we have not elected to permanently reinvest earnings from our foreign subsidiaries, and we have recorded deferred tax liabilities for foreign earnings that are available to be repatriated to the U.S. From time to time, our foreign subsidiaries distribute earnings to the U.S. through dividends, which are subject to applicable withholding taxes and noncontrolling interests' share.

Operating Activities
We generated operating cash flows totaling $2.0 billion for first six months of 2012, net of $774 million for working capital uses and other tax payments, compared with operating cash flows totaling $4.0 billion for first six months of 2011, net of $382 million for working capital uses and other tax payments. Lower operating cash flows for the first six months of 2012, compared with the first six months of 2011, primarily reflected lower copper and gold sales volumes and lower copper price realizations.

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

Investing Activities
Capital expenditures, including capitalized interest, totaled $1.5 billion for the first six months of 2012, compared with $1.0 billion for the first six months of 2011, primarily reflecting higher capital spending associated with the expansion projects at Tenke, Cerro Verde and Morenci. Refer to “Operations” for further discussion.

Capital expenditures for the year 2012 are expected to approximate $4.0 billion, including $2.5 billion for major projects. Major projects for 2012 primarily include underground development activities at Grasberg and the expansion projects at Tenke, Cerro Verde and Morenci. We are also considering additional investments at several of our sites. Capital spending plans will continue to be reviewed and adjusted in response to changes in market conditions and other factors.

Financing Activities
Debt and Equity Transactions. At June 30, 2012, total debt approximated $3.5 billion, and we have no significant debt maturities through 2014. At June 30, 2012, we had no borrowings and $44 million in letters of credit issued under our revolving credit facility, resulting in availability of approximately $1.5 billion ($956 million of which could be used for additional letters of credit).

In February 2012, we sold $3.0 billion of senior notes in three tranches with a weighted-average interest rate of approximately three percent. Proceeds from this offering, plus cash on hand, were used to redeem the remaining $3.0 billion of our 8.375% Senior Notes. Refer to Note 5 for further discussion. Annual interest savings associated with this refinancing approximates $160 million.

During second-quarter 2011, we redeemed the remaining $1.1 billion of our outstanding 8.25% Senior Notes and also made open-market purchases of $35 million of our 9.5% Senior Notes (refer to Note 5 for further discussion). In addition, during second-quarter 2011, we repaid the remaining $85 million of our 8.75% Senior Notes, which matured in June 2011.

Annual interest cost savings associated with the refinancing transaction and debt repayments since January 1, 2009, approximate $420 million per year, based on current interest rates.

We have an open-market share purchase program for up to 30 million shares, of which 23.7 million shares remain available. There have been no purchases since 2008. The timing of future purchases of our common stock is dependent on many factors, including our operating results, cash flows and financial position; copper, gold and molybdenum prices; the price of our common shares; future development and expansion opportunities; and general economic and market conditions.

Dividends. Common stock dividends paid totaled $535 million for the first six months of 2012 and $949 million for the first six months of 2011 (which included $474 million for a supplemental common stock dividend paid in June 2011).

The current annual dividend rate for our common stock is $1.25 per share ($0.3125 per share quarterly). Refer to Note 5 for further discussion. The declaration of dividends is at the discretion of the Board and will depend upon our financial results, cash requirements, future prospects and other factors deemed relevant by the Board. The Board will continue to review our financial policy on an ongoing basis.

Cash dividends paid to noncontrolling interests primarily include the noncontrolling interest owners of PT Freeport Indonesia and our South America mines, and totaled $38 million for the first six months of 2012 and $195 million for the first six months of 2011.

CONTRACTUAL OBLIGATIONS

There have been no material changes in our contractual obligations since year-end 2011. Refer to Item 7 in our annual report on Form 10-K for the year ended December 31, 2011, for further information regarding our contractual obligations.

CONTINGENCIES

Environmental and Reclamation Matters
Our mining, exploration, production and historical operating activities are subject to stringent laws and regulations governing the protection of the environment. We review changes in facts and circumstances associated with our environmental and reclamation obligations at least quarterly. There have been no material changes to our environmental and reclamation obligations since year-end 2011. However, updated cost assumptions, including increases and decreases to cost estimates and changes in the anticipated scope and timing of remediation activities, resulted in revisions to certain of our environmental obligations and we recorded a net charge of $46 million to environmental obligations and shutdown costs in the second quarter and first six months of 2012.

Refer to Note 13 in our annual report on Form 10-K for the year ended December 31, 2011, for further information regarding our environmental and reclamation obligations.

Litigation and Other Contingencies
Other than as disclosed in Note 8 and Part II, Item 1. "Legal Proceedings" of this quarterly report on Form 10-Q for the period ended June 30, 2012, there have been no material changes to our contingencies associated with legal proceedings and other matters since year-end 2011. Refer to Note 13 in our annual report on Form 10-K for the year ended December 31, 2011, for further information regarding legal proceedings and other matters.

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

North America Copper Mines Product Revenues and Production Costs

Three Months Ended June 30, 2012
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,286	$1,286	$121	$21	$1,428

Site production and delivery, before net noncash and other costs shown below	676	614	62	12	688
By-product credits[a]	(130)	—	—	—	—
Treatment charges	38	37	—	1	38
Net cash costs	584	651	62	13	726
Depreciation, depletion and amortization	90	84	5	1	90
Noncash and other costs, net	38	37	1	—	38
Total costs	712	772	68	14	854
Revenue adjustments, primarily for pricing on prior period open sales	(8)	(8)	—	—	(8)
Gross profit	$566	$506	$53	$7	$566

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,428	$688	$90
Treatment charges	N/A	38	N/A
Net noncash and other costs	N/A	38	N/A
Revenue adjustments, primarily for pricing on prior period open sales	(8)	N/A	N/A
Eliminations and other	7	18	4
North America copper mines	1,427	782	94
South America mining	1,016	490	72
Indonesia mining	956	594	53
Africa mining	322	152	40
Molybdenum	334	277	14
Rod & Refining	1,290	1,281	3
Atlantic Copper Smelting & Refining	695	669	10
Corporate, other & eliminations	(1,565)	(1,623)	5
As reported in FCX’s consolidated financial statements	$4,475	$2,622	$291

a.	Molybdenum credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

North America Copper Mines Product Revenues and Production Costs (continued)

Three Months Ended June 30, 2011
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,384	$1,384	$160	$23	$1,567

Site production and delivery, before net noncash and other costs shown below	587	528	62	10	600
By-product credits[a]	(170)	—	—	—	—
Treatment charges	32	31	—	1	32
Net cash costs	449	559	62	11	632
Depreciation, depletion and amortization	67	62	4	1	67
Noncash and other costs, net	33	33	—	—	33
Total costs	549	654	66	12	732
Revenue adjustments, primarily for pricing on prior period open sales	(5)	(5)	—	—	(5)
Gross profit	$830	$725	$94	$11	$830

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,567	$600	$67
Treatment charges	N/A	32	N/A
Net noncash and other costs	N/A	33	N/A
Revenue adjustments, primarily for pricing on prior period open sales	(5)	N/A	N/A
Eliminations and other	(3)	6	4
North America copper mines	1,559	671	71
South America mining	1,448	441	66
Indonesia mining	1,564	518	60
Africa mining	378	156	38
Molybdenum	413	286	16
Rod & Refining	1,427	1,421	2
Atlantic Copper Smelting & Refining	653	685	9
Corporate, other & eliminations	(1,628)	(1,621)	5
As reported in FCX’s consolidated financial statements	$5,814	$2,557	$267

a.	Molybdenum credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

North America Copper Mines Product Revenues and Production Costs (continued)

Six Months Ended June 30, 2012
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$2,566	$2,566	$257	$42	$2,865

Site production and delivery, before net noncash and other costs shown below	1,283	1,198	91	24	1,313
By-product credits[a]	(269)	—	—	—	—
Treatment charges	79	76	—	3	79
Net cash costs	1,093	1,274	91	27	1,392
Depreciation, depletion and amortization	179	169	7	3	179
Noncash and other costs, net	59	58	1	—	59
Total costs	1,331	1,501	99	30	1,630
Revenue adjustments, primarily for pricing on prior period open sales	7	7	—	—	7
Gross profit	$1,242	$1,072	$158	$12	$1,242

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$2,865	$1,313	$179
Treatment charges	N/A	79	N/A
Net noncash and other costs	N/A	59	N/A
Revenue adjustments, primarily for pricing on prior period open sales	7	N/A	N/A
Eliminations and other	11	38	8
North America copper mines	2,883	1,489	187
South America mining	2,270	953	134
Indonesia mining	1,906	1,089	99
Africa mining	627	284	72
Molybdenum	674	539	29
Rod & Refining	2,594	2,578	5
Atlantic Copper Smelting & Refining	1,407	1,364	20
Corporate, other & eliminations	(3,281)	(3,246)	12
As reported in FCX’s consolidated financial statements	$9,080	$5,050	$558

a.	Molybdenum credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

North America Copper Mines Product Revenues and Production Costs (continued)

Six Months Ended June 30, 2011
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$2,593	$2,593	$284	$44	$2,921

Site production and delivery, before net noncash and other costs shown below	1,067	959	114	18	1,091
By-product credits[a]	(304)	—	—	—	—
Treatment charges	62	60	—	2	62
Net cash costs	825	1,019	114	20	1,153
Depreciation, depletion and amortization	122	114	7	1	122
Noncash and other costs, net	86	84	2	—	86
Total costs	1,033	1,217	123	21	1,361
Revenue adjustments, primarily for pricing on prior period open sales	(2)	(2)	—	—	(2)
Gross profit	$1,558	$1,374	$161	$23	$1,558

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$2,921	$1,091	$122
Treatment charges	N/A	62	N/A
Net noncash and other costs	N/A	86	N/A
Revenue adjustments, primarily for pricing on prior period open sales	(2)	N/A	N/A
Eliminations and other	1	20	7
North America copper mines	2,920	1,259	129
South America mining	2,850	852	123
Indonesia mining	3,294	1,044	117
Africa mining	687	280	66
Molybdenum	787	526	30
Rod & Refining	2,914	2,902	4
Atlantic Copper Smelting & Refining	1,415	1,448	19
Corporate, other & eliminations	(3,344)	(3,377)	11
As reported in FCX’s consolidated financial statements	$11,523	$4,934	$499

a.	Molybdenum credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

South America Mining Product Revenues and Production Costs

Three Months Ended June 30, 2012
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other		Total
Revenues, excluding adjustments	$1,057	$1,057	$75	[a]	$1,132

Site production and delivery, before net noncash and other costs shown below	469	438	37		475
By-product credits	(69)	—	—		—
Treatment charges	47	47	—		47
Net cash costs	447	485	37		522
Depreciation, depletion and amortization	71	68	3		71
Noncash and other costs, net	22	14	8		22
Total costs	540	567	48		615
Revenue adjustments, primarily for pricing on prior period open sales	(68)	(68)	—		(68)
Gross profit	$449	$422	$27		$449

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,132	$475	$71
Treatment charges	(47)	N/A	N/A
Net noncash and other costs	N/A	22	N/A
Revenue adjustments, primarily for pricing on prior period open sales	(68)	N/A	N/A
Eliminations and other	(1)	(7)	1
South America mining	1,016	490	72
North America copper mines	1,427	782	94
Indonesia mining	956	594	53
Africa mining	322	152	40
Molybdenum	334	277	14
Rod & Refining	1,290	1,281	3
Atlantic Copper Smelting & Refining	695	669	10
Corporate, other & eliminations	(1,565)	(1,623)	5
As reported in FCX’s consolidated financial statements	$4,475	$2,622	$291

a.
Includes gold sales of 16 thousand ounces ($1,596 per ounce average realized price), silver sales of 712 thousand ounces ($28.36 per ounce average realized price) and molybdenum sales of 2 million pounds ($11.55 per pound average realized price), which reflects molybdenum produced by Cerro Verde at market-based pricing.

South America Mining Product Revenues and Production Costs (continued)

Three Months Ended June 30, 2011
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other		Total
Revenues, excluding adjustments	$1,404	$1,404	$129	[a]	$1,533

Site production and delivery, before net noncash and other costs shown below	417	382	41		423
By-product credits	(123)	—	—		—
Treatment charges	62	62	—		62
Net cash costs	356	444	41		485
Depreciation, depletion and amortization	65	61	4		65
Noncash and other costs, net	22	21	1		22
Total costs	443	526	46		572
Revenue adjustments, primarily for pricing on prior period open sales	(24)	(24)	—		(24)
Gross profit	$937	$854	$83		$937

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,533	$423	$65
Treatment charges	(62)	N/A	N/A
Net noncash and other costs	N/A	22	N/A
Revenue adjustments, primarily for pricing on prior period open sales	(24)	N/A	N/A
Eliminations and other	1	(4)	1
South America mining	1,448	441	66
North America copper mines	1,559	671	71
Indonesia mining	1,564	518	60
Africa mining	378	156	38
Molybdenum	413	286	16
Rod & Refining	1,427	1,421	2
Atlantic Copper Smelting & Refining	653	685	9
Corporate, other & eliminations	(1,628)	(1,621)	5
As reported in FCX’s consolidated financial statements	$5,814	$2,557	$267

a.
Includes gold sales of 25 thousand ounces ($1,515 per ounce average realized price), silver sales of 766 thousand ounces ($41.03 per ounce average realized price) and molybdenum sales of 3 million pounds ($14.29 per pound average realized price), which reflects molybdenum produced by Cerro Verde at market-based pricing.

South America Mining Product Revenues and Production Costs (continued)

Six Months Ended June 30, 2012
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other		Total
Revenues, excluding adjustments	$2,094	$2,094	$164	[a]	$2,258

Site production and delivery, before net noncash and other costs shown below	908	842	77		919
By-product credits	(153)	—	—		—
Treatment charges	95	95	—		95
Net cash costs	850	937	77		1,014
Depreciation, depletion and amortization	134	127	7		134
Noncash and other costs, net	42	27	15		42
Total costs	1,026	1,091	99		1,190
Revenue adjustments, primarily for pricing on prior period open sales	104	104	—		104
Gross profit	$1,172	$1,107	$65		$1,172

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$2,258	$919	$134
Treatment charges	(95)	N/A	N/A
Net noncash and other costs	N/A	42	N/A
Revenue adjustments, primarily for pricing on prior period open sales	104	N/A	N/A
Eliminations and other	3	(8)	—
South America mining	2,270	953	134
North America copper mines	2,883	1,489	187
Indonesia mining	1,906	1,089	99
Africa mining	627	284	72
Molybdenum	674	539	29
Rod & Refining	2,594	2,578	5
Atlantic Copper Smelting & Refining	1,407	1,364	20
Corporate, other & eliminations	(3,281)	(3,246)	12
As reported in FCX’s consolidated financial statements	$9,080	$5,050	$558

a.
Includes gold sales of 35 thousand ounces ($1,630 per ounce average realized price), silver sales of 1.4 million ounces ($29.33 per ounce average realized price) and molybdenum sales of 4 million pounds ($11.95 per pound average realized price), which reflects molybdenum produced by Cerro Verde at market-based pricing.

South America Mining Product Revenues and Production Costs (continued)

Six Months Ended June 30, 2011
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other		Total
Revenues, excluding adjustments	$2,725	$2,725	$248	[a]	$2,973

Site production and delivery, before net noncash and other costs shown below	823	757	78		835
By-product credits	(236)	—	—		—
Treatment charges	121	121	—		121
Net cash costs	708	878	78		956
Depreciation, depletion and amortization	122	115	7		122
Noncash and other costs, net	41	37	4		41
Total costs	871	1,030	89		1,119
Revenue adjustments, primarily for pricing on prior period open sales	12	(8)	20		12
Gross profit	$1,866	$1,687	$179		$1,866

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$2,973	$835	$122
Treatment charges	(121)	N/A	N/A
Net noncash and other costs	N/A	41	N/A
Revenue adjustments, primarily for pricing on prior period open sales	12	N/A	N/A
Eliminations and other	(14)	(24)	1
South America mining	2,850	852	123
North America copper mines	2,920	1,259	129
Indonesia mining	3,294	1,044	117
Africa mining	687	280	66
Molybdenum	787	526	30
Rod & Refining	2,914	2,902	4
Atlantic Copper Smelting & Refining	1,415	1,448	19
Corporate, other & eliminations	(3,344)	(3,377)	11
As reported in FCX’s consolidated financial statements	$11,523	$4,934	$499

a.
Includes gold sales of 49 thousand ounces ($1,467 per ounce average realized price), silver sales of 1.5 million ounces ($37.55 per ounce average realized price) and molybdenum sales of 6 million pounds ($15.01 per pound average realized price), which reflects molybdenum produced by Cerro Verde at market-based pricing.

Indonesia Mining Product Revenues and Production Costs

Three Months Ended June 30, 2012
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver		Total
Revenues, excluding adjustments	$637	$637	$391	$13	[a]	$1,041

Site production and delivery, before net noncash and other costs shown below	589	361	221	7		589
Gold and silver credits	(402)	—	—	—		—
Treatment charges	38	23	14	1		38
Royalty on metals	25	15	10	—		25
Net cash costs	250	399	245	8		652
Depreciation and amortization	53	32	20	1		53
Noncash and other costs, net	5	3	2	—		5
Total costs	308	434	267	9		710
Revenue adjustments, primarily for pricing on prior period open sales	(20)	(20)	(2)	—		(22)
Gross profit	$309	$183	$122	$4		$309

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,041	$589	$53
Treatment charges	(38)	N/A	N/A
Royalty on metals	(25)	N/A	N/A
Net noncash and other costs	N/A	5	N/A
Revenue adjustments, primarily for pricing on prior period open sales	(22)	N/A	N/A
Indonesia mining	956	594	53
North America copper mines	1,427	782	94
South America mining	1,016	490	72
Africa mining	322	152	40
Molybdenum	334	277	14
Rod & Refining	1,290	1,281	3
Atlantic Copper Smelting & Refining	695	669	10
Corporate, other & eliminations	(1,565)	(1,623)	5
As reported in FCX’s consolidated financial statements	$4,475	$2,622	$291

a.	Includes silver sales of 476 thousand ounces ($27.23 per ounce average realized price).

Indonesia Mining Product Revenues and Production Costs (continued)

Three Months Ended June 30, 2011
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver		Total
Revenues, excluding adjustments	$1,131	$1,131	$498	$30	[a]	$1,659

Site production and delivery, before net noncash and other costs shown below	511	348	154	9		511
Gold and silver credits	(545)	—	—	—		—
Treatment charges	48	33	14	1		48
Royalty on metals	44	30	13	1		44
Net cash costs	58	411	181	11		603
Depreciation and amortization	60	41	18	1		60
Noncash and other costs, net	7	5	2	—		7
Total costs	125	457	201	12		670
Revenue adjustments, primarily for pricing on prior period open sales	(20)	(20)	16	1		(3)
Gross profit	$986	$654	$313	$19		$986

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,659	$511	$60
Treatment charges	(48)	N/A	N/A
Royalty on metals	(44)	N/A	N/A
Net noncash and other costs	N/A	7	N/A
Revenue adjustments, primarily for pricing on prior period open sales	(3)	N/A	N/A
Indonesia mining	1,564	518	60
North America copper mines	1,559	671	71
South America mining	1,448	441	66
Africa mining	378	156	38
Molybdenum	413	286	16
Rod & Refining	1,427	1,421	2
Atlantic Copper Smelting & Refining	653	685	9
Corporate, other & eliminations	(1,628)	(1,621)	5
As reported in FCX’s consolidated financial statements	$5,814	$2,557	$267

a.	Includes silver sales of 832 thousand ounces ($36.16 per ounce average realized price).

Indonesia Mining Product Revenues and Production Costs (continued)

Six Months Ended June 30, 2012
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver		Total
Revenues, excluding adjustments	$1,128	$1,128	$841	$27	[a]	$1,996

Site production and delivery, before net noncash and other costs shown below	1,059	598	446	15		1,059
Gold and silver credits	(871)	—	—	—		—
Treatment charges	63	36	26	1		63
Royalty on metals	43	24	18	1		43
Net cash costs	294	658	490	17		1,165
Depreciation and amortization	99	56	42	1		99
Noncash and other costs, net	30	17	13	—		30
Total costs	423	731	545	18		1,294
Revenue adjustments, primarily for pricing on prior period open sales	13	13	3	—		16
Gross profit	$718	$410	$299	$9		$718

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,996	$1,059	$99
Treatment charges	(63)	N/A	N/A
Royalty on metals	(43)	N/A	N/A
Net noncash and other costs	N/A	30	N/A
Revenue adjustments, primarily for pricing on prior period open sales	16	N/A	N/A
Indonesia mining	1,906	1,089	99
North America copper mines	2,883	1,489	187
South America mining	2,270	953	134
Africa mining	627	284	72
Molybdenum	674	539	29
Rod & Refining	2,594	2,578	5
Atlantic Copper Smelting & Refining	1,407	1,364	20
Corporate, other & eliminations	(3,281)	(3,246)	12
As reported in FCX’s consolidated financial statements	$9,080	$5,050	$558

a.	Includes silver sales of 925 thousand ounces ($29.84 per ounce average realized price).

Indonesia Mining Product Revenues and Production Costs (continued)

Six Months Ended June 30, 2011
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver		Total
Revenues, excluding adjustments	$2,297	$2,297	$1,150	$63	[a]	$3,510

Site production and delivery, before net noncash and other costs shown below	1,022	669	335	18		1,022
Gold and silver credits	(1,195)	—	—	—		—
Treatment charges	98	64	32	2		98
Royalty on metals	89	58	29	2		89
Net cash costs	14	791	396	22		1,209
Depreciation and amortization	117	77	38	2		117
Noncash and other costs, net	22	15	7	—		22
Total costs	153	883	441	24		1,348
Revenue adjustments, primarily for pricing on prior period open sales	(11)	(11)	(17)	(1)		(29)
Gross profit	$2,133	$1,403	$692	$38		$2,133

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$3,510	$1,022	$117
Treatment charges	(98)	N/A	N/A
Royalty on metals	(89)	N/A	N/A
Net noncash and other costs	N/A	22	N/A
Revenue adjustments, primarily for pricing on prior period open sales	(29)	N/A	N/A
Indonesia mining	3,294	1,044	117
North America copper mines	2,920	1,259	129
South America mining	2,850	852	123
Africa mining	687	280	66
Molybdenum	787	526	30
Rod & Refining	2,914	2,902	4
Atlantic Copper Smelting & Refining	1,415	1,448	19
Corporate, other & eliminations	(3,344)	(3,377)	11
As reported in FCX’s consolidated financial statements	$11,523	$4,934	$499

a.	Includes silver sales of 1.7 million ounces ($36.65 per ounce average realized price).

Africa Mining Product Revenues and Production Costs

Three Months Ended June 30, 2012
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt	Total
Revenues, excluding adjustments[a]	$284	$284	$49	$333

Site production and delivery, before net noncash and other costs shown below	121	114	30	144
Cobalt credits[b]	(27)	—	—	—
Royalty on metals	6	5	1	6
Net cash costs	100	119	31	150
Depreciation, depletion and amortization	40	35	5	40
Noncash and other costs, net	8	7	1	8
Total costs	148	161	37	198
Revenue adjustments, primarily for pricing on prior period open sales	(6)	(6)	1	(5)
Gross profit	$130	$117	$13	$130

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$333	$144	$40
Royalty on metals	(6)	N/A	N/A
Net noncash and other costs	N/A	8	N/A
Revenue adjustments, primarily for pricing on prior period open sales	(5)	N/A	N/A
Africa mining	322	152	40
North America copper mines	1,427	782	94
South America mining	1,016	490	72
Indonesia mining	956	594	53
Molybdenum	334	277	14
Rod & Refining	1,290	1,281	3
Atlantic Copper Smelting & Refining	695	669	10
Corporate, other & eliminations	(1,565)	(1,623)	5
As reported in FCX’s consolidated financial statements	$4,475	$2,622	$291

a.	Includes adjustments for point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

Africa Mining Product Revenues and Production Costs (continued)

Three Months Ended June 30, 2011
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt	Total
Revenues, excluding adjustments[a]	$307	$307	$83	$390

Site production and delivery, before net noncash and other costs shown below	122	103	43	146
Cobalt credits[b]	(58)	—	—	—
Royalty on metals	7	6	1	7
Net cash costs	71	109	44	153
Depreciation, depletion and amortization	38	32	6	38
Noncash and other costs, net	10	9	1	10
Total costs	119	150	51	201
Revenue adjustments, primarily for pricing on prior period open sales	(4)	(4)	(1)	(5)
Gross profit	$184	$153	$31	$184

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$390	$146	$38
Royalty on metals	(7)	N/A	N/A
Net noncash and other costs	N/A	10	N/A
Revenue adjustments, primarily for pricing on prior period open sales	(5)	N/A	N/A
Africa mining	378	156	38
North America copper mines	1,559	671	71
South America mining	1,448	441	66
Indonesia mining	1,564	518	60
Molybdenum	413	286	16
Rod & Refining	1,427	1,421	2
Atlantic Copper Smelting & Refining	653	685	9
Corporate, other & eliminations	(1,628)	(1,621)	5
As reported in FCX’s consolidated financial statements	$5,814	$2,557	$267

a.	Includes adjustments for point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

Africa Mining Product Revenues and Production Costs (continued)

Six Months Ended June 30, 2012
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt	Total
Revenues, excluding adjustments[a]	$536	$536	$92	$628

Site production and delivery, before net noncash and other costs shown below	224	213	56	269
Cobalt credits[b]	(50)	—	—	—
Royalty on metals	12	11	1	12
Net cash costs	186	224	57	281
Depreciation, depletion and amortization	72	64	8	72
Noncash and other costs, net	15	13	2	15
Total costs	273	301	67	368
Revenue adjustments, primarily for pricing on prior period open sales	8	8	3	11
Gross profit	$271	$243	$28	$271

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$628	$269	$72
Royalty on metals	(12)	N/A	N/A
Net noncash and other costs	N/A	15	N/A
Revenue adjustments, primarily for pricing on prior period open sales	11	N/A	N/A
Africa mining	627	284	72
North America copper mines	2,883	1,489	187
South America mining	2,270	953	134
Indonesia mining	1,906	1,089	99
Molybdenum	674	539	29
Rod & Refining	2,594	2,578	5
Atlantic Copper Smelting & Refining	1,407	1,364	20
Corporate, other & eliminations	(3,281)	(3,246)	12
As reported in FCX’s consolidated financial statements	$9,080	$5,050	$558

a.	Includes adjustments for point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

Africa Mining Product Revenues and Production Costs (continued)

Six Months Ended June 30, 2011
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt	Total
Revenues, excluding adjustments[a]	$553	$553	$146	$699

Site production and delivery, before net noncash and other costs shown below	212	183	74	257
Cobalt credits[b]	(103)	—	—	—
Royalty on metals	13	10	3	13
Net cash costs	122	193	77	270
Depreciation, depletion and amortization	66	56	10	66
Noncash and other costs, net	23	19	4	23
Total costs	211	268	91	359
Revenue adjustments, primarily for pricing on prior period open sales	(1)	(1)	2	1
Gross profit	$341	$284	$57	$341

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$699	$257	$66
Royalty on metals	(13)	N/A	N/A
Net noncash and other costs	N/A	23	N/A
Revenue adjustments, primarily for pricing on prior period open sales	1	N/A	N/A
Africa mining	687	280	66
North America copper mines	2,920	1,259	129
South America mining	2,850	852	123
Indonesia mining	3,294	1,044	117
Molybdenum	787	526	30
Rod & Refining	2,914	2,902	4
Atlantic Copper Smelting & Refining	1,415	1,448	19
Corporate, other & eliminations	(3,344)	(3,377)	11
As reported in FCX’s consolidated financial statements	$11,523	$4,934	$499

a.	Includes adjustments for point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

Henderson Molybdenum Mine Product Revenues and Production Costs

	Three Months Ended June 30,
(In millions)	2012	2011
Revenues, excluding adjustments	$130	$164

Site production and delivery, before net noncash and other costs shown below	51	50
Treatment charges and other	8	8
Net cash costs	59	58
Depreciation, depletion and amortization	8	8
Noncash and other costs, net	2	1
Total costs	69	67
Gross profit[a]	$61	$97

Reconciliation to Amounts Reported	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Three Months Ended June 30, 2012
Totals presented above	$130	$51	$8
Treatment charges and other	(8)	N/A	N/A
Net noncash and other costs	N/A	2	N/A
Henderson mine	122	53	8
Other molybdenum operations and eliminations[b]	212	224	6
Molybdenum	334	277	14
North America copper mines	1,427	782	94
South America mining	1,016	490	72
Indonesia mining	956	594	53
Africa mining	322	152	40
Rod & Refining	1,290	1,281	3
Atlantic Copper Smelting & Refining	695	669	10
Corporate, other & eliminations	(1,565)	(1,623)	5
As reported in FCX’s consolidated financial statements	$4,475	$2,622	$291

Three Months Ended June 30, 2011
Totals presented above	$164	$50	$8
Treatment charges and other	(8)	N/A	N/A
Net noncash and other costs	N/A	1	N/A
Henderson mine	156	51	8
Other molybdenum operations and eliminations[b]	257	235	8
Molybdenum	413	286	16
North America copper mines	1,559	671	71
South America mining	1,448	441	66
Indonesia mining	1,564	518	60
Africa mining	378	156	38
Rod & Refining	1,427	1,421	2
Atlantic Copper Smelting & Refining	653	685	9
Corporate, other & eliminations	(1,628)	(1,621)	5
As reported in FCX’s consolidated financial statements	$5,814	$2,557	$267

a.
Gross profit reflects sales of Henderson production based on volumes produced at market-based pricing. On a consolidated basis, the Molybdenum division includes profits on sales as they are made to third parties and realizations based on actual contract terms. As a result, the actual gross profit realized will differ from the amounts reported in this table.

b.
Primarily includes amounts associated with the molybdenum sales company, which includes sales of molybdenum produced by our North and South America copper mines. Also includes the results of the Climax molybdenum mine, which commenced commercial production in May 2012.

Henderson Molybdenum Mine Product Revenues and Production Costs (continued)

	Six Months Ended June 30,
(In millions)	2012	2011
Revenues, excluding adjustments	$264	$336

Site production and delivery, before net noncash and other costs shown below	105	102
Treatment charges and other	15	17
Net cash costs	120	119
Depreciation, depletion and amortization	16	17
Noncash and other costs, net	1	1
Total costs	137	137
Gross profit[a]	$127	$199

Reconciliation to Amounts Reported	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Six Months Ended June 30, 2012
Totals presented above	$264	$105	$16
Treatment charges and other	(15)	N/A	N/A
Net noncash and other costs	N/A	1	N/A
Henderson mine	249	106	16
Other molybdenum operations and eliminations[b]	425	433	13
Molybdenum	674	539	29
North America copper mines	2,883	1,489	187
South America mining	2,270	953	134
Indonesia mining	1,906	1,089	99
Africa mining	627	284	72
Rod & Refining	2,594	2,578	5
Atlantic Copper Smelting & Refining	1,407	1,364	20
Corporate, other & eliminations	(3,281)	(3,246)	12
As reported in FCX’s consolidated financial statements	$9,080	$5,050	$558

Six Months Ended June 30, 2011
Totals presented above	$336	$102	$17
Treatment charges and other	(17)	N/A	N/A
Net noncash and other costs	N/A	1	N/A
Henderson mine	319	103	17
Other molybdenum operations and eliminations[b]	468	423	13
Molybdenum	787	526	30
North America copper mines	2,920	1,259	129
South America mining	2,850	852	123
Indonesia mining	3,294	1,044	117
Africa mining	687	280	66
Rod & Refining	2,914	2,902	4
Atlantic Copper Smelting & Refining	1,415	1,448	19
Corporate, other & eliminations	(3,344)	(3,377)	11
As reported in FCX’s consolidated financial statements	$11,523	$4,934	$499

a.
Gross profit reflects sales of Henderson production based on volumes produced at market-based pricing. On a consolidated basis, the Molybdenum division includes profits on sales as they are made to third parties and realizations based on actual contract terms. As a result, the actual gross profit realized will differ from the amounts reported in this table.

b.
Primarily includes amounts associated with the molybdenum sales company, which includes sales of molybdenum produced by our North and South America copper mines. Also includes the results of the Climax molybdenum mine, which commenced commercial production in May 2012.

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

We caution readers that forward-looking statements are not guarantees of future performance and our actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include commodity prices, mine sequencing, production rates, industry risks, regulatory changes, political risks, the outcome of ongoing discussions with the Indonesian government, the potential effects of violence in Indonesia, the resolution of administrative disputes in the DRC, weather- and climate-related risks, labor relations, environmental risks, litigation results, currency translation risks and other factors described in more detail under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC.

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

There have been no material changes in our market risks during the three-month period ended June 30, 2012. For additional information on market risks, refer to “Disclosures About Market Risks” included in Part II, Item 7A. of our annual report on Form 10-K for the year ended December 31, 2011. For projected sensitivities of our operating cash flow to changes in commodity prices, refer to “Outlook” in Part I, Item 2. of this quarterly report on Form 10-Q for the period ended June 30, 2012; for projected sensitivities of our provisionally priced copper sales to changes in commodity prices refer to “Consolidated Results – Revenues” in Part I, Item 2. of this quarterly report on Form 10-Q for the period ended June 30, 2012.

Item 4.	Controls and Procedures.

(a)
Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective as of June 30, 2012.

(b)
Changes in internal control over financial reporting. During second-quarter 2011, we began a phased implementation of a new enterprise resource planning (ERP) information technology system to upgrade our information technology infrastructure and enhance operating efficiency and effectiveness.  Implementation has been completed at our North America, South America and Africa mining operations. We expect implementation of the ERP system to be completed at all of our operations over an approximate two-year period.  During each phase of the implementation, an appropriate level of training of employees, testing of the system and monitoring of the financial results recorded in the system is conducted. Management has updated our system of internal control over financial reporting for the impacted operating business units.

With the exception of the ERP implementation described above, there has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2012, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management does not believe, based on currently available information, that the outcome of any proceeding reported in Note 13 and incorporated by reference into Part I, Item 3. “Legal Proceedings” of our annual report on Form 10-K for the year ended December 31, 2011 (as updated by our quarterly reports on Form 10-Q) will have a material adverse effect on our financial condition; although individual outcomes could be material to our operating results for a particular period, depending on the nature and magnitude of the outcome and the operating results for the period. Refer to Note 8 for discussion of updates to previously reported legal proceedings.

Item 1A. Risk Factors.

The following presents updates to risk factors, which were reported in Part I, Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2011:

Operational Risks

Our business is subject to operational risks that could adversely affect our business.

In addition to the operational risks described in Part I, Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2011, our business may also be impacted by information technology disruptions. Cybersecurity incidents, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data. We have experienced cybersecurity incidents in the past and may experience them in the future. We believe that we have implemented appropriate measures to mitigate potential risks to our technology and our operations from these information technology disruptions. However, given the unpredictability of the timing, nature and scope of information technology disruptions, we could potentially be subject to production downtimes, operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table sets forth information with respect to shares of Freeport-McMoRan Copper & Gold Inc. (FCX) common stock purchased by us during the three months ended June 30, 2012:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[a]	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs[a]

April 1-30, 2012	—	—	—	23,685,500
May 1-31, 2012	—	—	—	23,685,500
June 1-30, 2012	—	—	—	23,685,500
Total	—		—	23,685,500

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

Date:  August 3, 2012

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