Form 10-Q
period 2012-09-30
FREEPORT MCMORAN COPPER & GOLD INC
filed 2012-11-02
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
☐ Yes ☑ No

On October 31, 2012, there were issued and outstanding 949,318,834 shares of the registrant’s common stock, par value $0.10 per share.

FREEPORT-McMoRan COPPER & GOLD INC.

.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2012	December 31, 2011
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$3,727	$4,822
Trade accounts receivable	1,424	892
Other accounts receivable	242	250
Inventories:
Mill and leach stockpiles	1,595	1,289
Materials and supplies, net	1,465	1,354
Product	1,374	1,226
Other current assets	353	214
Total current assets	10,180	10,047
Property, plant, equipment and development costs, net	20,294	18,449
Long-term mill and leach stockpiles	1,871	1,686
Long-term receivables	1,004	675
Intangible assets, net	321	325
Other assets	847	888
Total assets	$34,517	$32,070

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,531	$2,297
Dividends payable	299	240
Current portion of reclamation and environmental obligations	259	236
Accrued income taxes	59	163
Current portion of debt	2	4
Total current liabilities	3,150	2,940
Long-term debt, less current portion	3,521	3,533
Deferred income taxes	3,378	3,255
Reclamation and environmental obligations, less current portion	2,194	2,138
Other liabilities	1,531	1,651
Total liabilities	13,774	13,517
Equity:
FCX stockholders’ equity:
Common stock	107	107
Capital in excess of par value	19,094	19,007
Retained earnings	1,953	546
Accumulated other comprehensive loss	(439)	(465)
Common stock held in treasury	(3,576)	(3,553)
Total FCX stockholders’ equity	17,139	15,642
Noncontrolling interests	3,604	2,911
Total equity	20,743	18,553
Total liabilities and equity	$34,517	$32,070

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In millions, except per share amounts)
Revenues	$4,417	$5,195	$13,497	$16,718
Cost of sales:
Production and delivery	2,592	2,570	7,642	7,504
Depreciation, depletion and amortization	298	257	856	756
Total cost of sales	2,890	2,827	8,498	8,260
Selling, general and administrative expenses	110	102	311	323
Exploration and research expenses	79	78	214	194
Environmental obligations and shutdown costs	(73)	38	18	98
Total costs and expenses	3,006	3,045	9,041	8,875
Operating income	1,411	2,150	4,456	7,843
Interest expense, net	(42)	(78)	(148)	(250)
Losses on early extinguishment of debt	—	—	(168)	(68)
Other (expense) income, net	(15)	28	23	40
Income before income taxes and equity in affiliated
companies’ net earnings	1,354	2,100	4,163	7,565
Provision for income taxes	(215)	(808)	(1,128)	(2,698)
Equity in affiliated companies’ net earnings	1	2	—	14
Net income	1,140	1,294	3,035	4,881
Net income attributable to noncontrolling interests	(316)	(241)	(737)	(961)
Net income attributable to FCX common stockholders	$824	$1,053	$2,298	$3,920

Net income per share attributable to FCX common stockholders:
Basic	$0.87	$1.11	$2.42	$4.14
Diluted	$0.86	$1.10	$2.41	$4.10

Weighted-average common shares outstanding:
Basic	949	948	949	947
Diluted	953	955	953	955

Dividends declared per share of common stock	$0.3125	$0.25	$0.9375	$1.25

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In millions)

Net income	$1,140	$1,294	$3,035	$4,881

Other comprehensive income, net of taxes:
Unrealized gains (losses) on securities arising during the period	1	(1)	—	(1)
Translation adjustments arising during the period	—	(2)	(1)	(1)
Defined benefit plans:
Amortization of unrecognized amounts included in net
periodic benefit costs	7	5	22	11
Adjustment to deferred tax valuation allowance	—	—	5	—
Other comprehensive income	8	2	26	9

Total comprehensive income	1,148	1,296	3,061	4,890
Total comprehensive income attributable to noncontrolling
interests	(315)	(241)	(737)	(961)
Total comprehensive income attributable to FCX common
stockholders	$833	$1,055	$2,324	$3,929

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
	(In millions)
Cash flow from operating activities:
Net income	$3,035	$4,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	856	756
Stock-based compensation	77	92
Pension plans contributions	(114)	(29)
Net charges for reclamation and environmental obligations, including accretion	64	144
Payments for reclamation and environmental obligations	(148)	(131)
Losses on early extinguishment of debt	168	68
Deferred income taxes	223	419
Increase in long-term mill and leach stockpiles	(184)	(174)
Other, net	71	(26)
(Increases) decreases in working capital and other tax payments:
Accounts receivable	(603)	1,034
Inventories	(581)	(266)
Other current assets	(33)	(152)
Accounts payable and accrued liabilities	78	(101)
Accrued income taxes and other tax payments	(400)	(641)
Net cash provided by operating activities	2,509	5,874

Cash flow from investing activities:
Capital expenditures:
North America copper mines	(569)	(342)
South America	(659)	(431)
Indonesia	(624)	(463)
Africa	(428)	(89)
Molybdenum	(197)	(317)
Other	(41)	(107)
Other, net	(19)	24
Net cash used in investing activities	(2,537)	(1,725)

Cash flow from financing activities:
Proceeds from debt	3,023	37
Repayments of debt	(3,179)	(1,303)
Cash dividends paid:
Common stock	(832)	(1,186)
Noncontrolling interests	(76)	(350)
Contributions from noncontrolling interests	15	27
Net (payments for) proceeds from stock-based awards	(3)	2
Excess tax benefit from stock-based awards	7	23
Other, net	(22)	(9)
Net cash used in financing activities	(1,067)	(2,759)

Net (decrease) increase in cash and cash equivalents	(1,095)	1,390
Cash and cash equivalents at beginning of year	4,822	3,738
Cash and cash equivalents at end of period	$3,727	$5,128
The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

	FCX Stockholders’ Equity
	Common Stock			Retained Earnings	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total FCX Stock-holders' Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)

Balance at December 31, 2011	1,071	$107	$19,007	$546	$(465)	123	$(3,553)	$15,642	$2,911	$18,553
Exercised and issued stock-based awards	2	—	14	—	—	—	—	14	—	14
Stock-based compensation	—	—	77	—	—	—	—	77	—	77
Tax benefit for stock-based awards	—	—	6	—	—	—	—	6	—	6
Tender of shares for stock-based awards	—	—	7	—	—	1	(23)	(16)	—	(16)
Dividends on common stock	—	—	—	(891)	—	—	—	(891)	—	(891)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(76)	(76)
Change in ownership interests	—	—	(17)	—	—	—	—	(17)	17	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	15	15
Total comprehensive income	—	—	—	2,298	26	—	—	2,324	737	3,061
Balance at September 30, 2012	1,073	$107	$19,094	$1,953	$(439)	124	$(3,576)	$17,139	$3,604	$20,743

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	GENERAL INFORMATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles (GAAP) in the United States (U.S.). Therefore, this information should be read in conjunction with Freeport-McMoRan Copper & Gold Inc.’s (FCX) consolidated financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2011 (2011 Annual Report). The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three-month and nine-month periods ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

2.	EARNINGS PER SHARE
FCX’s basic net income per share of common stock was calculated by dividing net income attributable to FCX common stockholders by the weighted-average shares of common stock outstanding during the period. Following is a reconciliation of net income and weighted-average shares of common stock outstanding for purposes of calculating diluted net income per share (in millions, except per share amounts):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011		2012		2011
Net income	$1,140	$1,294		$3,035		$4,881
Net income attributable to noncontrolling interests	(316)	(241)		(737)		(961)
Net income attributable to FCX common stockholders	$824	$1,053		$2,298		$3,920

Weighted-average shares of common stock outstanding	949	948		949		947
Add shares issuable upon exercise or vesting of:
Dilutive stock options	3	6	[a]	3	[a]	7	[a]
Restricted stock units	1	1		1		1
Weighted-average shares of common stock outstanding
for purposes of calculating diluted net income per share	953	955		953		955

Diluted net income per share attributable to FCX common stockholders	$0.86	$1.10		$2.41		$4.10

a.
Excluded shares of common stock associated with outstanding stock options with exercise prices less than the average market price of FCX's common stock that were anti-dilutive based on the treasury stock method of approximately three million for the third-quarter 2011, one million for the nine months ended September 30, 2012, and two million for the nine months ended September 30, 2011.

Outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of diluted net income per share of common stock. Excluded amounts were approximately 24 million stock options with a weighted-average exercise price of $42.52 per option for third-quarter 2012 and approximately 19 million stock options with a weighted-average exercise price of $43.80 per option for the nine months ended September 30, 2012. Approximately 5 million stock options with a weighted-average exercise price of $55.57 per option were excluded for third-quarter 2011, and approximately 3 million stock options with a weighted-average exercise price of $55.74 per option were excluded for the nine months ended September 30, 2011.

3.	INVENTORIES, INCLUDING LONG-TERM MILL AND LEACH STOCKPILES
The components of inventories follow (in millions):

	September 30, 2012	December 31, 2011
Mining operations:[a]
Raw materials	$2	$1
Finished goods[b]	820	769
Atlantic Copper, S.L.U. (Atlantic Copper):
Raw materials (concentrates)	339	260
Work-in-process	191	187
Finished goods	22	9
Total product inventories	1,374	1,226
Total materials and supplies, net[c]	1,465	1,354
Total inventories, excluding mill and leach stockpiles	$2,839	$2,580

a.	FCX's mining operations also have work-in-process inventories (i.e., mill and leach stockpiles), which are summarized below.

b.	Primarily included molybdenum concentrates and copper concentrates, anodes, cathodes and rod.

c.	Materials and supplies inventory was net of obsolescence reserves totaling $26 million at September 30, 2012, and December 31, 2011.

A summary of mill and leach stockpiles follows (in millions):

	September 30, 2012	December 31, 2011
Current:
Mill stockpiles	$97	$69
Leach stockpiles	1,498	1,220
Total current mill and leach stockpiles	$1,595	$1,289
Long-term:[a]
Mill stockpiles	$595	$535
Leach stockpiles	1,276	1,151
Total long-term mill and leach stockpiles	$1,871	$1,686

a.	Metals in stockpiles not expected to be recovered within the next 12 months.

4.	INCOME TAXES
Geographic sources of FCX's provision for income taxes follow (in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012		2011	2012		2011
United States operations	$98		$163	$291		$421
International operations	117	[a]	645	837	[a]	2,277
Total	$215		$808	$1,128		$2,698

a.	Included a net tax benefit of $234 million associated with an adjustment to Cerro Verde's deferred income tax liability.

FCX’s consolidated effective income tax rate was 27 percent (33 percent excluding Cerro Verde's $234 million net deferred tax liability adjustment) for the first nine months of 2012 and 36 percent for the first nine months of 2011. Variations in the relative proportions of jurisdictional income can result in fluctuations to FCX’s consolidated effective income tax rate.

With the exception of Tenke Fungurume S.A.R.L. (TFM), FCX has not elected to permanently reinvest earnings from its foreign subsidiaries and has recorded deferred tax liabilities for foreign earnings that are available to be repatriated to the U.S. Cerro Verde previously recorded deferred Peruvian income tax liabilities for income taxes that would become payable if the reinvested profits used to fund the initial Cerro Verde sulfide expansion are distributed prior to the expiration of Cerro Verde's current stability agreement on December 31, 2013. Reinvested profits are not expected to be distributed prior to December 31, 2013. Accordingly, a net deferred income tax liability of $234 million ($123 million net of noncontrolling interests) was reversed and recognized as an income tax benefit in third-quarter 2012.

In July 2012, Sociedad Minera Cerro Verde S.A.A. (Cerro Verde) signed a new 15-year mining stability agreement with the Peruvian government, which is expected to become effective January 1, 2014, after the current mining stability agreement expires on December 31, 2013. In connection with the new mining stability agreement, Cerro Verde's income tax rate will increase from 30 percent to 32 percent. As a result of the change in the income tax rate, FCX recognized additional deferred tax expense of $26 million ($23 million net of noncontrolling interests) in third-quarter 2012, which relates primarily to the assets recorded in connection with the 2007 acquisition of Freeport-McMoRan Corporation (FMC).

In September 2011, Peru enacted a new mining tax and royalty regime and also created a special mining burden that companies with stability agreements could elect to pay. Cerro Verde elected to pay this special mining burden during the remaining term of its stability agreement. As a result, Cerro Verde recognized additional current and deferred tax expense of $57 million ($50 million net of noncontrolling interests) in third-quarter 2011. The deferred portion of this accrual related primarily to the assets recorded in connection with the 2007 acquisition of FMC.

5.	DEBT AND EQUITY TRANSACTIONS
In February 2012, FCX sold $500 million of 1.40% Senior Notes due 2015, $500 million of 2.15% Senior Notes due 2017 and $2.0 billion of 3.55% Senior Notes due 2022 for total net proceeds of $2.97 billion. Interest on the 1.40% Senior Notes is payable semiannually on February 13 and August 13, which commenced on August 13, 2012. Interest on the 2.15% Senior Notes and the 3.55% Senior Notes is payable semiannually on March 1 and September 1, which commenced on September 1, 2012. These unsecured senior notes rank equally with FCX's other existing and future unsecured and unsubordinated indebtedness.

On March 14, 2012, FCX redeemed the remaining $3.0 billion of its outstanding 8.375% Senior Notes due 2017, for which holders received 104.553 percent of the principal amount together with the accrued and unpaid interest. As a result of this redemption, FCX recorded a loss on early extinguishment of debt of $168 million ($149 million to net income attributable to FCX common stockholders or $0.16 per diluted share) for the first nine months of 2012.

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

Consolidated interest expense (excluding capitalized interest) totaled $56 million in third-quarter 2012, $105 million in third-quarter 2011, $210 million for the first nine months of 2012 and $325 million for the first nine months of 2011. Capitalized interest totaled $14 million in third-quarter 2012, $27 million in third-quarter 2011, $62 million for the first nine months of 2012 and $75 million for the first nine months of 2011.

On February 7, 2012, the Board of Directors authorized an increase in the cash dividend on FCX's common stock from an annual rate of $1.00 per share to $1.25 per share. On September 26, 2012, FCX's Board of Directors declared a quarterly dividend of $0.3125 per share, which was paid on November 1, 2012, to common shareholders of record at the close of business on October 15, 2012.

6.	FINANCIAL INSTRUMENTS
FCX does not purchase, hold or sell derivative financial instruments unless there is an existing asset or obligation, or it anticipates a future activity that is likely to occur and will result in exposure to market risks, which FCX intends to offset or mitigate. FCX does not enter into any derivative financial instruments for speculative purposes, but has entered into derivative financial instruments in limited instances to achieve specific objectives. These objectives principally relate to managing risks associated with commodity price changes, foreign currency exchange rates and interest rates.

Commodity Contracts.  From time to time, FCX has entered into forward, futures and swap contracts to hedge the market risk associated with fluctuations in the prices of commodities it purchases and sells. Derivative financial instruments used by FCX to manage its risks do not contain credit risk-related contingent provisions. As of September 30, 2012, FCX had no price protection contracts relating to its mine production. A discussion of FCX’s derivative commodity contracts and programs follows.

Derivatives Designated as Hedging Instruments – Fair Value Hedges
Copper Futures and Swap Contracts. Some of FCX's U.S. copper rod customers request a fixed market price instead of the New York Mercantile Exchange (COMEX) average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures and swap contracts and then liquidating the copper futures contracts and settling the copper swap contracts during the month of shipment, which generally results in FCX receiving the COMEX average copper price in the month of shipment. Hedging gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses during the three-month and nine-month periods ended September 30, 2012 and 2011, resulting from hedge ineffectiveness. At September 30, 2012, FCX held copper futures and swap contracts that qualified for hedge accounting for 53 million pounds at an average contract price of $3.59 per pound, with maturities through December 2013.

A summary of gains (losses) recognized in revenues for derivative financial instruments related to commodity contracts that are designated and qualify as fair value hedge transactions, along with the unrealized gains (losses) on the related hedged item (firm sales commitments) follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Copper futures and swap contracts:
Unrealized gains (losses):
Derivative financial instruments	$13	$(62)	$20	$(72)
Hedged item	(13)	62	(20)	72

Realized gains (losses):
Matured derivative financial instruments	1	(10)	(3)	(4)

Derivatives Not Designated as Hedging Instruments
Embedded Derivatives. As described in Note 1 to FCX’s 2011 Annual Report under “Revenue Recognition,” certain FCX copper concentrate, copper cathode and gold sales contracts provide for provisional pricing primarily based on the London Metal Exchange (LME) price (copper) or the COMEX price (copper) and the London Bullion Market Association (London PM) price (gold) at the time of shipment as specified in the contract. Similarly, FCX purchases copper and molybdenum under contracts that provide for provisional pricing (molybdenum purchases are generally based on an average Metals Week Molybdenum Dealer Oxide price). FCX applies the normal purchases and normal sales scope exception in accordance with derivatives and hedge accounting guidance to the host sales agreements since the contracts do not allow for net settlement and always result in physical delivery. Sales and purchases with a provisional sales price contain an embedded derivative (i.e., the price settlement mechanism that is settled after the time of delivery) that is required to be bifurcated from the host contract. The host contract is the sale or purchase of the metals contained in the concentrates or cathodes at the then-current LME or COMEX price

(copper), London PM price (gold) or the average Metals Week Molybdenum Dealer Oxide price (molybdenum) as defined in the contract. Mark-to-market price fluctuations recorded through the settlement date are reflected in revenues for sales contracts and in cost of sales as production and delivery costs for purchase contracts. A summary of FCX’s embedded derivatives at September 30, 2012, follows:

	Open Positions	Average Price Per Unit		Maturities Through
		Contract	Market
Embedded derivatives in provisional sales contracts:
Copper (millions of pounds)	557	$3.49	$3.72	March 2013
Gold (thousands of ounces)	67	1,698	1,781	December 2012
Embedded derivatives in provisional purchase contracts:
Copper (millions of pounds)	326	3.50	3.72	January 2013

Copper Forward Contracts. Atlantic Copper, FCX’s wholly owned smelting and refining unit in Spain, enters into forward copper contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in cost of sales. At September 30, 2012, Atlantic Copper held net forward copper purchase contracts for 31 million pounds at an average contract price of $3.71 per pound, with maturities through December 2012.

A summary of the realized and unrealized gains (losses) recognized in income before income taxes and equity in affiliated companies’ net earnings for commodity contracts that do not qualify as hedge transactions, including embedded derivatives, follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Embedded derivatives in provisional sales contracts[a]	$164	$(657)	$188	$(682)
Copper forward contracts[b]	5	4	17	(2)

a.	Amounts recorded in revenues.

b.	Amounts recorded in cost of sales as production and delivery costs.

Unsettled Derivative Financial Instruments
A summary of the fair values of unsettled derivative financial instruments recorded on the consolidated balance sheets follows (in millions):

	September 30, 2012	December 31, 2011
Derivatives designated as hedging instruments
Commodity contracts:
Copper futures and swap contracts:[a]
Asset position[b]	$11	$3
Liability position[c]	1	13

Derivatives not designated as hedging instruments
Commodity contracts:
Embedded derivatives in provisional sales/purchase contracts:[d]
Asset position	$131	$72
Liability position	74	82
Copper forward contracts:
Asset position[b]	1	2
Liability position[c]	1	—

a.
FCX received $1 million from brokers associated with margin requirements (recorded in accounts payable and accrued liabilities) as of September 30, 2012, and FCX paid $31 million for margin requirements (recorded in other current assets) as of December 31, 2011. In addition, FCX held $3 million in margin funding from customers as of December 31, 2011, associated with margin requirements (recorded in accounts payable and accrued liabilities).

b.	Amounts recorded in other current assets.

c.	Amounts recorded in accounts payable and accrued liabilities.

d.	Amounts recorded either as a net accounts receivable or a net accounts payable.

Foreign Currency Exchange Contracts.  As a global company, FCX transacts business in many countries and in many currencies. Foreign currency transactions of FCX’s international subsidiaries increase its risks because exchange rates can change between the time agreements are made and the time foreign currency transactions are settled. FCX may hedge or protect its international subsidiaries’ foreign currency transactions from time to time by entering into forward exchange contracts to lock in or minimize the effects of fluctuations in exchange rates. FCX had no outstanding foreign currency exchange contracts at September 30, 2012.

Interest Rate Swap Contracts.  From time to time, FCX or its subsidiaries may enter into interest rate swaps to manage its exposure to interest rate changes and to achieve a desired proportion of fixed-rate versus floating-rate debt based on current and projected market conditions. FCX may enter into fixed-to-floating interest rate swap contracts to protect against changes in the fair value of the underlying fixed-rate debt that result from market interest rate changes and to take advantage of lower interest rates. FCX had no outstanding interest rate swap contracts at September 30, 2012.

Credit Risk.  FCX is exposed to credit loss when financial institutions with which FCX has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. FCX does not anticipate that any of the counterparties it deals with will default on their obligations. As of September 30, 2012, FCX did not have any significant credit exposure associated with derivative transactions.

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
Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). FCX did not have any significant transfers in or out of Levels 1, 2 or 3 for the third quarter of 2012.

The carrying value for certain FCX financial instruments (i.e., cash, accounts receivable, accounts payable and accrued liabilities, and dividends payable) approximate fair value because of their short-term nature and generally negligible credit losses. A summary of the carrying amount and fair value of FCX’s other financial instruments follows (in millions):

	At September 30, 2012
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:[a]
Money market funds	$3,053	$3,053	$3,053	$—	$—

Investment securities (current and long-term):
MMR investment[b]	453	436	—	436	—
Money market funds[a,c]	47	47	47	—	—
Equity securities[a,c]	8	8	8	—	—
Total investment securities	508	491	55	436	—

Trust assets (long-term):[a,c]
U.S. core fixed income fund	49	49	—	49	—
Government mortgage-backed securities	41	41	—	41	—
Corporate bonds	30	30	—	30	—
Government bonds and notes	21	21	—	21	—
Asset-backed securities	13	13	—	13	—
Money market funds	6	6	6	—	—
Municipal bonds	1	1	—	1	—
Total trust assets	161	161	6	155	—

Derivatives:[a]
Embedded derivatives in provisional sales/purchase
contracts in an asset position[d]	131	131	—	131	—
Copper futures and swap contracts[e]	11	11	10	1	—
Copper forward contracts[e]	1	1	1	—	—
Total derivative assets	143	143	11	132	—

Total assets		$3,848	$3,125	$723	$—

Liabilities
Derivatives:[a]
Embedded derivatives in provisional sales/purchase
contracts in a liability position[d]	$74	$74	$—	$74	$—
Copper futures and swap contracts[f]	1	1	1	—	—
Copper forward contracts[f]	1	1	1	—	—
Total derivative liabilities	76	76	2	74	—

Long-term debt, including current portion[g]	3,523	3,632	—	3,632	—

Total liabilities		$3,708	$2	$3,706	$—

	At December 31, 2011
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:[a]
Money market funds	$4,007	$4,007	$4,007	$—	$—

Investment securities (current and long-term):
MMR investment[b]	475	507	—	507	—
Equity securities[a,c]	9	9	9	—	—
Money market funds[a,c]	2	2	2	—	—
Total investment securities	486	518	11	507	—

Trust assets (long-term):[a,c]
Government mortgage-backed securities	47	47	—	47	—
U.S. core fixed income fund	46	46	—	46	—
Government bonds and notes	21	21	—	21	—
Corporate bonds	19	19	—	19	—
Money market funds	9	9	9	—	—
Asset-backed securities	9	9	—	9	—
Municipal bonds	1	1	—	1	—
Total trust assets	152	152	9	143	—

Derivatives:[a]
Embedded derivatives in provisional sales/purchase
contracts in an asset position[d]	72	72	—	72	—
Copper futures and swaps contracts[e]	3	3	3	—	—
Copper forward contracts[e]	2	2	1	1	—
Total derivative assets	77	77	4	73	—

Total assets		$4,754	$4,031	$723	$—

Liabilities
Derivatives:[a]
Embedded derivatives in provisional sales/purchase
contracts in a liability position[d]	$82	$82	$—	$82	$—
Copper futures and swap contracts[f]	13	13	11	2	—
Total derivative liabilities	95	95	11	84	—

Long-term debt, including current portion[g]	3,537	3,797	—	3,797	—

Total liabilities		$3,892	$11	$3,881	$—

a.	Recorded at fair value.

b.	Recorded at cost and included in other assets.

c.	Current portion included in other current assets and long-term portion included in other assets.

d.	Embedded derivatives are recorded in accounts receivable and/or accounts payable and accrued liabilities.

e.	Included in other current assets.

f.	Included in accounts payable and accrued liabilities.

g.	Recorded at cost except for long-term debt acquired in the FMC acquisition, which was recorded at fair value at the acquisition date.

Valuation Techniques

Money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

MMR's 5¾% Convertible Perpetual Preferred Stock is not actively traded; therefore, FCX's investment in the MMR 5¾% Convertible Perpetual Preferred Stock is valued based on a pricing simulation model that uses the quoted market prices of MMR's publicly traded common stock as the most significant observable input and other inputs, such as expected volatility, expected settlement date, and risk-free interest rate. Therefore, this investment is classified within Level 2 of the fair value hierarchy.

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

The techniques described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with other market participants, the use of different techniques or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the techniques used at September 30, 2012.

8.	CONTINGENCIES AND COMMITMENTS
Environmental. FCX's mining, exploration, production and historical operating activities are subject to stringent laws and regulations governing the protection of the environment. FCX reviews changes in facts and circumstances associated with its environmental and reclamation obligations at least quarterly. There have been no material changes to FCX's environmental and reclamation obligations since year-end 2011. However, updated cost assumptions, including increases and decreases to cost estimates, changes in the anticipated scope and timing of remediation activities and settlement of environmental matters may result in revisions to certain environmental obligations. As a result, FCX recorded adjustments to environmental obligations totaling net credits of $82 million in third-quarter 2012 and $36 million during the first nine months of 2012, and net charges of $31 million in third-quarter 2011 and $35 million during the first nine months of 2011.

Gilt Edge Mine Site. On July 12, 2010, FCX was notified by the U.S. Department of Justice, acting at the request of the U.S. Environmental Protection Agency (EPA), that it was preparing to file suit in federal court against two of its wholly owned subsidiaries (Cyprus Mines Corporation and Cyprus Amax Minerals Company) and several other parties to recover costs incurred or to be incurred by the U.S. in remediating hazardous substances at the Gilt Edge mine site in Lawrence County, South Dakota. In September 2011, FCX reached an agreement in principle to settle this matter for an amount that is not material to FCX and less than the amount included for this matter in FCX's aggregate environmental obligations. The consent decree was finalized and approved by the court on October 10, 2012.

Asset Retirement Obligations (AROs). During third-quarter 2012, Cerro Verde updated its closure plan and increased its ARO by $77 million to reflect revised cost estimates and accelerated timing of certain closure activities.

Litigation. There have been no material updates to previously reported legal proceedings included in Note 13 of FCX's 2011 Annual Report and in Note 8 of FCX's quarterly reports on Form 10-Q for the periods ended March 31, 2012, and June 30, 2012.

Other Contingencies. The Indonesian tax authorities issued assessments for various audit exceptions on
PT Freeport Indonesia's income tax returns as follows (in millions):

Date of assessment	Tax return year	Tax assessment	Interest assessment	Total
October 2010	2005	$106	$52	$158
November 2011	2006	22	10	32
March 2012	2007	91	44	135
Total		$219	$106	$325

PT Freeport Indonesia has filed objections to the assessments. During first-quarter 2012, PT Freeport Indonesia's objections to the assessments related to 2005 were substantially all rejected by the Indonesian tax authorities and, in May 2012, appeals were filed with the Indonesian Tax Court. As of September 30, 2012, PT Freeport Indonesia has paid $158 million (of which $124 million is included in long-term receivables) for the disputed tax assessments related to 2005, 2006 and 2007.

Mining Contracts. Effective March 26, 2012, the Democratic Republic of Congo (DRC) government issued a Presidential Decree approving the modifications to TFM's bylaws. As a result, FCX's effective ownership interest in TFM was reduced from 57.75 percent to 56.0 percent and $50 million of TFM's intercompany loans payable to FMC were converted to equity.

9.	NEW ACCOUNTING STANDARDS
In May 2011, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) in connection with guidance for fair value measurements and disclosures. This ASU clarifies the FASB's intent on current guidance, modifies and changes certain guidance and principles, and expands disclosures concerning Level 3 fair value measurements in the fair value hierarchy (including quantitative information about significant unobservable inputs within Level 3 of the fair value hierarchy). In addition, this ASU requires disclosure of the fair value hierarchy for assets and liabilities not measured at fair value in the statement of financial position, but whose fair value is required to be disclosed. This ASU became effective for interim and annual reporting periods beginning after December 15, 2011. FCX adopted this guidance effective January 1, 2012.

In June 2011, FASB issued an ASU in connection with guidance on the presentation of comprehensive income. The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This ASU requires an entity to present the components of net income and other comprehensive income and total comprehensive income (includes net income) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of equity, but does not change the items that must be reported in other comprehensive income. This ASU became effective for interim and annual reporting periods beginning after December 15, 2011. Effective January 1, 2012, FCX adopted this ASU and presented total comprehensive income in a separate statement. Additionally, in December 2011, FASB deferred the effective date in this ASU for presenting reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements.

10.	SUBSEQUENT EVENTS
FCX evaluated events after September 30, 2012, and through the date the consolidated financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these consolidated financial statements.

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

Business Segments

(In millions)	North America Copper Mines			South America				Indonesia		Africa
													Atlantic	Corporate,
													Copper	Other &
		Other		Cerro		Other					Molyb-	Rod &	Smelting	Elimi-	FCX
	Morenci	Mines	Total	Verde		Mines	Total	Grasberg		Tenke	denum	Refining	& Refining	nations	Total
Three Months Ended September 30, 2012
Revenues:
Unaffiliated customers	$39	$10	$49	$504		$491	$995	$845	[a]	$365	$308	$1,221	$633	$1	$4,417
Intersegment	456	811	1,267	71		126	197	146		2	—	7	5	(1,624)	—
Production and delivery	268	492	760	197		333	530	587		172	273	1,222	624	(1,576)	2,592
Depreciation, depletion and amortization	31	57	88	39		35	74	54		42	18	2	11	9	298
Selling, general and administrative expenses	—	1	1	1		1	2	31		2	3	—	4	67	110
Exploration and research expenses	1	—	1	—		—	—	—		—	—	—	—	78	79
Environmental obligations and shutdown costs	—	—	—	—		—	—	—		—	—	—	—	(73)	(73)
Operating income (loss)	195	271	466	338		248	586	319		151	14	4	(1)	(128)	1,411

Interest expense, net	1	1	2	—		—	—	3		—	—	—	3	34	42
Provision for (benefit from) income taxes	—	—	—	(88)	[b]	72	(16)	111		28	—	—	—	92	215
Total assets at September 30, 2012	2,297	5,528	7,825	5,704		4,232	9,936	6,393		4,490	2,580	330	1,192	1,771	34,517
Capital expenditures	108	164	272	180		87	267	237		131	44	2	4	14	971

Three Months Ended September 30, 2011
Revenues:
Unaffiliated customers	$78	$44	$122	$396		$570	$966	$1,275	[a]	$275	$332	$1,389	$834	$2	$5,195
Intersegment	450	847	1,297	105		(18)	87	87		1	—	7	3	(1,482)	—
Production and delivery	252	412	664	196		282	478	503		142	260	1,390	826	(1,693)	2,570
Depreciation, depletion and amortization	27	40	67	32		32	64	62		32	14	2	11	5	257
Selling, general and administrative expenses	—	1	1	1		1	2	29		1	3	—	5	61	102
Exploration and research expenses	3	—	3	—		—	—	—		—	1	—	—	74	78
Environmental obligations and shutdown costs	1	(15)	(14)	—		—	—	—		—	—	—	—	52	38
Operating income (loss)	245	453	698	272		237	509	768		101	54	4	(5)	21	2,150

Interest expense, net	—	1	1	—		—	—	7		2	—	—	4	64	78
Provision for income taxes	—	—	—	154		48	202	333		20	—	—	—	253	808
Total assets at September 30, 2011	1,981	4,966	6,947	4,886		3,475	8,361	5,437		3,791	2,342	323	955	3,552	31,708
Capital expenditures	21	117	138	64		110	174	162		49	155	2	5	32	717

a.	Included PT Freeport Indonesia’s sales to PT Smelting totaling $520 million in third-quarter 2012 and $665 million in third-quarter 2011.

b.	Included a net credit of $234 million for the reversal of a net deferred tax liability (refer to Note 4 for further discussion).

(In millions)	North America Copper Mines			South America				Indonesia		Africa
													Atlantic	Corporate,
													Copper	Other &
		Other		Cerro		Other					Molyb-	Rod &	Smelting	Elimi-	FCX
	Morenci	Mines	Total	Verde		Mines	Total	Grasberg		Tenke	denum	Refining	& Refining	nations	Total
Nine Months Ended September 30, 2012
Revenues:
Unaffiliated customers	$157	$22	$179	$1,285		$1,563	$2,848	$2,673	[a]	$985	$982	$3,802	$2,023	$5	$13,497
Intersegment	1,374	2,646	4,020	349		265	614	224		9	—	20	22	(4,909)	—
Production and delivery	803	1,446	2,249	575		908	1,483	1,676		456	812	3,800	1,988	(4,822)	7,642
Depreciation, depletion and amortization	95	180	275	102		106	208	153		114	47	7	31	21	856
Selling, general and administrative expenses	1	2	3	2		3	5	91		5	9	—	14	184	311
Exploration and research expenses	1	—	1	—		—	—	—		—	2	—	—	211	214
Environmental obligations and shutdown costs	—	42	42	—		—	—	—		—	—	—	—	(24)	18
Operating income (loss)	631	998	1,629	955		811	1,766	977		419	112	15	12	(474)	4,456

Interest expense, net	1	3	4	5		—	5	6		—	—	—	9	124	148
Provision for income taxes	—	—	—	131	[b]	244	375	387		79	—	—	—	287	1,128
Capital expenditures	204	365	569	365		294	659	624		428	197	5	11	25	2,518

Nine Months Ended September 30, 2011
Revenues:
Unaffiliated customers	$371	$154	$525	$1,662		$1,803	$3,465	$4,112	[a]	$959	$1,119	$4,291	$2,241	$6	$16,718
Intersegment	1,274	2,540	3,814	303		135	438	544		4	—	19	11	(4,830)	—
Production and delivery	719	1,204	1,923	569		761	1,330	1,547		422	786	4,292	2,274	(5,070)	7,504
Depreciation, depletion and amortization	85	111	196	102		85	187	179		98	44	6	30	16	756
Selling, general and administrative expenses	1	2	3	3		2	5	100		6	11	—	18	180	323
Exploration and research expenses	4	—	4	—		—	—	—		—	3	—	—	187	194
Environmental obligations and shutdown costs	4	(15)	(11)	—		—	—	—		—	—	1	—	108	98
Operating income (loss)	832	1,392	2,224	1,291		1,090	2,381	2,830		437	275	11	(70)	(245)	7,843

Interest expense, net	2	4	6	1		—	1	9		5	—	—	12	217	250
Provision for income taxes	—	—	—	476		353	829	1,234		100	—	—	—	535	2,698
Capital expenditures	69	273	342	120		311	431	463		89	317	7	29	71	1,749

a.	Included PT Freeport Indonesia’s sales to PT Smelting totaling $1.5 billion for the first nine months of 2012 and $2.0 billion for the first nine months of 2011.

b.	Included a net credit of $234 million for the reversal of a net deferred tax liability (refer to Note 4 for further discussion).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan COPPER & GOLD INC.

We have reviewed the condensed consolidated balance sheet of Freeport-McMoRan Copper & Gold Inc. as of September 30, 2012, and the related consolidated statements of income and comprehensive income for the three- and nine-month periods ended September 30, 2012 and 2011, the consolidated statements of cash flows for the nine-month periods ended September 30, 2012 and 2011, and the consolidated statement of equity for the nine-month period ended September 30, 2012. These financial statements are the responsibility of the Company’s management.

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
November 2, 2012

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

Our results for the third quarter and first nine months of 2012, compared with the 2011 periods, primarily reflected lower copper and gold sales volumes. Results for the first nine months of 2012 were also impacted by lower copper prices. Our net income attributable to common stockholders also includes net credits for adjustments to Cerro Verde's deferred income taxes and to our environmental and related litigation reserves totaling $168 million for third-quarter 2012 and $116 million for the first nine months of 2012, compared with net charges totaling $73 million for third-quarter 2011 and $113 million for the first nine months of 2011. Refer to “Consolidated Results” for further discussion of our consolidated financial results for the three- and nine-month periods ended September 30, 2012 and 2011.

In May 2012, our Climax molybdenum mine began commercial production. Depending on market conditions, production from the Climax mine may ramp up to a rate of 20 million pounds of molybdenum per year during 2013, with the potential to produce 30 million pounds of molybdenum per year.

At September 30, 2012, we had $3.7 billion in consolidated cash and cash equivalents and $3.5 billion in total debt. In February 2012, we sold $3.0 billion of senior notes in three tranches with a weighted average interest rate of approximately three percent. We used the proceeds from this offering, plus cash on hand, to redeem the remaining $3.0 billion of our 8.375% Senior Notes. Refer to Note 5 and “Capital Resources and Liquidity – Financing Activities” for further discussion.

In February 2012, our Board of Directors (the Board) authorized an increase in the cash dividend on our common stock to an annual rate of $1.25 per share ($0.3125 per share quarterly). Refer to Note 5 for further discussion.

At current copper prices, we expect to produce significant operating cash flows, and to use our cash to invest in our development projects, including the underground development projects at Grasberg and the expansion projects at Morenci, Cerro Verde and Tenke, as well as to return cash to shareholders through common stock dividends and/or share repurchases.

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

Sales Volumes. Consolidated sales from mines for the year 2012 are expected to approximate 3.6 billion pounds of copper, 1.0 million ounces of gold and 82 million pounds of molybdenum, including 930 million pounds of copper, 255 thousand ounces of gold and 20 million pounds of molybdenum for fourth-quarter 2012. Expected gold sales for 2012 are approximately 50,000 ounces less than the estimates provided in our quarterly report on Form 10-Q for the period ended June 30, 2012, because of lower gold production at Grasberg. Consolidated sales from mines for the year 2013 are expected to total 4.3 billion pounds of copper, 1.4 million ounces of gold and 90 million pounds of molybdenum. Projected sales volumes are dependent on a number of factors, including achievement of targeted mining rates, the successful operation of production facilities, the impact of weather conditions and other factors.

Unit Net Cash Costs. Quarterly unit net cash costs will vary with fluctuations in sales volumes and average realized prices for gold and molybdenum. Assuming average prices of $1,700 per ounce of gold and $11 per pound of molybdenum for fourth-quarter 2012, and achievement of current 2012 sales volume and cost estimates, consolidated unit site production and delivery costs, before net noncash and other costs, for our copper mining operations are expected to average $2.03 per pound of copper and unit net cash costs (net of by-product credits) are expected to average $1.50 per pound of copper for the year 2012 (fourth-quarter 2012 consolidated site production and delivery costs are expected to average $2.11 per pound of copper and unit net cash costs (net of by-product credits) are expected to average $1.62 per pound of copper). The impact of price changes during fourth-quarter 2012 on consolidated unit net cash costs for the year 2012 would approximate $0.004 per pound for each $50 per ounce change in the average price of gold, and $0.004 per pound for each $2 per pound change in the average price of molybdenum. Assuming consistent commodity price assumptions, unit net cash costs for 2013 are expected to be lower than 2012 because of projected increased copper and gold volumes at Grasberg. Refer to “Consolidated Results – Production and Delivery Costs” for further discussion of consolidated production and delivery costs.

Operating Cash Flows. Our operating cash flows vary with prices realized from copper, gold and molybdenum sales, our sales volumes, production costs, income taxes and other working capital changes and other factors. Based on current 2012 sales volume and cost estimates, and assuming average prices of $3.70 per pound of copper, $1,700 per ounce of gold and $11 per pound of molybdenum for fourth-quarter 2012, consolidated operating cash flows are estimated to approximate $4.0 billion for the year 2012 (net of an estimated $1.4 billion in working capital uses and other tax payments). Projected operating cash flows for the year 2012 also reflect estimated taxes of $1.6 billion (refer to “Consolidated Results – Provision for Income Taxes” for further discussion of our projected consolidated effective annual tax rate for 2012). The impact of price changes for fourth-quarter 2012 on operating cash flows would approximate $80 million for each $0.10 per pound change in the average price of copper, $20 million for each $100 per ounce change in the average price of gold and $10 million for each $2 per pound change in the average price of molybdenum.

COPPER, GOLD AND MOLYBDENUM MARKETS

World prices for copper, gold and molybdenum can fluctuate significantly. During the period from January 2002 through October 2012, the London Metal Exchange (LME) spot copper price varied from a low of $0.64 per pound in 2002 to a record high of $4.60 per pound in February 2011, the London Bullion Market Association (London) gold price fluctuated from a low of $278 per ounce in 2002 to a record high of $1,895 per ounce in September 2011, and the Metals Week Molybdenum Dealer Oxide weekly average price ranged from a low of $2.43 per pound in 2002 to a record high of $39.25 per pound in 2005. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in our “Risk Factors” contained in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2011.

Historical LME Copper Prices

Through October 31, 2012

LME Copper Prices
Exchange Stocks
000s of metric tons
Dollars per pound
1,600
1,400
1,200
1,000
800
600
400
200
0
$5.00
$4.50
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$0.00
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012

This graph presents LME spot copper prices and the combined reported stocks of copper at the LME, the New York Mercantile Exchange (COMEX) and the Shanghai Futures Exchange from January 2002 through October 2012. From 2006 through most of 2008, limited supplies, combined with growing demand from China and other emerging economies, resulted in high copper prices and low levels of inventories. In late 2008, slowing consumption, turmoil in the U.S. financial markets and concerns about the global economy led to a sharp decline in copper prices, which reached a low of $1.26 per pound in December 2008. Higher copper prices since the 2008 low are attributable to a combination of demand from emerging markets and limitations on available supply. During third-quarter 2012, LME spot copper prices ranged from $3.32 per pound to $3.81 per pound, averaged $3.50 per pound and closed at $3.75 per pound on September 30, 2012. While global economic concerns continue to influence prices, global exchange inventories have declined, representing less than two weeks of global demand.

We believe the underlying long-term fundamentals of the copper business remain positive, supported by the significant role of copper in the global economy and limited supplies. Future copper prices are expected to be volatile and are likely to be influenced by demand from China and emerging markets, economic activity in the U.S. and other industrialized countries, the timing of the development of new supplies of copper and production levels of mines and copper smelters. The LME spot copper price closed at $3.55 per pound on October 31, 2012.

This graph presents London p.m. gold prices from January 2002 through October 2012. During third-quarter 2012, gold prices ranged from $1,556 per ounce to $1,785 per ounce, averaged $1,652 per ounce and closed at $1,776 per ounce on September 30, 2012. Gold prices closed at $1,719 per ounce on October 31, 2012.

Metals Week Molybdenum Dealer Oxide Prices

Through October 31, 2012

$40
$35
$30
$25
$20
$15
$10
$5
$0
Dollars per pound
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012

This graph presents the Metals Week Molybdenum Dealer Oxide weekly average prices from January 2002 through October 2012. In late 2008, molybdenum prices declined significantly as a result of the financial market turmoil and a decline in demand. During third-quarter 2012, the weekly average price of molybdenum ranged from $10.90 per pound to $12.95 per pound, averaged $11.93 per pound and closed at $11.65 on September 30, 2012. Average Metals Week Molybdenum Dealer Oxide prices were lower in third-quarter 2012, compared with second-quarter 2012, reflecting weaker demand and cautious buying activity in response to the global economic situation. The Metals Week Molybdenum Dealer Oxide weekly average price was $11.05 per pound on October 31, 2012.

CONSOLIDATED RESULTS

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2012		2011		2012		2011
Financial Data (in millions, except per share amounts)
Revenues[a,b]	$4,417		$5,195		$13,497		$16,718
Operating income[a,c]	$1,411	[d]	$2,150	[d]	$4,456	[d]	$7,843	[d]
Net income attributable to FCX common stockholders	$824	[d,e]	$1,053	[d,e]	$2,298	[d,e,f]	$3,920	[d,e,f]
Diluted net income per share attributable to FCX common stockholders	$0.86	[d,e]	$1.10	[d,e]	$2.41	[d,e,f]	$4.10	[d,e,f]
Diluted weighted-average common shares outstanding	953		955		953		955

Mining Operating Data
Copper (millions of recoverable pounds)
Production	938		951		2,658		2,868
Sales, excluding purchases	922		947		2,676		2,875
Average realized price per pound	$3.64		$3.60		$3.63		$3.94
Site production and delivery costs per pound[g]	$2.03		$1.71		$2.00		$1.65
Unit net cash costs per pound[g]	$1.62		$0.80		$1.46		$0.84
Gold (thousands of recoverable ounces)
Production	204		385		707		1,202
Sales, excluding purchases	202		409		756		1,245
Average realized price per ounce	$1,728		$1,693		$1,666		$1,565
Molybdenum (millions of recoverable pounds)
Production	20		23		61		65
Sales, excluding purchases	21		19		62		60
Average realized price per pound	$13.62		$16.34		$14.79		$17.57

a.	Refer to Note 11 for a summary of revenues and operating income by business segment.

b.	Includes the impact of adjustments to provisionally priced concentrate and cathode sales recognized in prior periods (refer to “Revenues” below for further discussion).

c.
We defer recognizing profits on intercompany sales until final sales to third parties occur. Refer to "Operations - Atlantic Copper Smelting & Refining" for a summary of net impacts from changes in these deferrals.

d.
Includes net (credits) charges for adjustments to environmental obligations and related litigation reserves totaling $(85) million ($(68) million to net income attributable to common stockholders or $(0.07) per share) for third-quarter 2012, $29 million ($23 million to net income attributable to common stockholders or $0.02 per share) for third-quarter 2011, $(19) million ($(16) million to net income attributable to common stockholders or $(0.02) per share) for the first nine months of 2012 and $78 million ($63 million to net income attributable to common stockholders or $0.07 per share) for the first nine months of 2011.

e.
The 2012 periods include a net tax credit of $100 million, net of noncontrolling interests ($0.11 per share), associated with adjustments to Cerro Verde's deferred income taxes. The 2011 periods include a tax charge of $50 million, net of noncontrolling interests ($0.05 per share) for additional taxes associated with Cerro Verde's election to pay a special mining burden during the remaining term of its stability agreement. Refer to Note 4 and "Provision for Income Taxes" below for further discussion of these amounts.

f.
Includes losses on early extinguishment of debt totaling $149 million ($0.16 per share) for the first nine months of 2012 and $60 million ($0.06 per share) for the first nine months of 2011 (refer to Note 5 for further discussion).

g.
Reflects per pound weighted-average production and delivery costs and unit net cash costs (net of by-product credits) for all copper mines, before net noncash and other costs. For reconciliations of the per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements, refer to “Operations – Unit Net Cash Costs” and to “Product Revenues and Production Costs.”

Revenues
Consolidated revenues totaled $4.4 billion in third-quarter 2012 and $13.5 billion for the first nine months of 2012, compared with $5.2 billion in third-quarter 2011 and $16.7 billion for the first nine months of 2011. Consolidated revenues include the sale of copper concentrates, copper cathodes, copper rod, gold, molybdenum and other metals by our North and South America copper mines, the sale of copper concentrates (which also contain significant quantities of gold and silver) by our Indonesia mining operations, the sale of copper cathodes and cobalt hydroxide by our Africa mining operations, the sale of molybdenum in various forms by our Molybdenum operations, and the sale of copper cathodes, copper anodes, and gold in anodes and slimes by Atlantic Copper.

Following is a summary of changes in our consolidated revenues between periods (in millions):

	Three Months Ended September 30,	Nine Months Ended September 30,

Consolidated revenues - 2011 periods	$5,195	$16,718
Higher (lower) price realizations from mining operations:
Copper	37	(830)
Gold	7	76
Molybdenum	(57)	(174)
Silver	(16)	(40)
Cobalt	(14)	(44)
(Lower) higher sales volumes from mining operations:
Copper	(89)	(783)
Gold	(351)	(765)
Molybdenum	33	38
Silver	(27)	(60)
Cobalt	23	—
Favorable impact of net adjustments to prior period provisionally priced sales	216	132
Lower purchased copper	(51)	(437)
Lower Atlantic Copper revenues	(199)	(207)
Other, including intercompany eliminations	(290)	(127)
Consolidated revenues - 2012 periods	$4,417	$13,497

Price Realizations
Our consolidated revenues vary as a result of fluctuations in the market prices of copper, gold, molybdenum, silver and cobalt. Realized copper prices averaged $3.64 per pound in third-quarter 2012 (compared with $3.60 per pound in third-quarter 2011) and $3.63 per pound for the first nine months of 2012 (compared with $3.94 for the first nine months of 2011). Realized gold prices averaged $1,728 per ounce in third-quarter 2012 (compared with $1,693 per ounce in third-quarter 2011) and $1,666 per ounce for the first nine months of 2012 (compared with $1,565 per ounce for the first nine months of 2011). Realized molybdenum prices averaged $13.62 per pound in third-quarter 2012 (compared with $16.34 per pound in third-quarter 2011) and $14.79 per pound for the first nine months of 2012 (compared with $17.57 per pound for the first nine months of 2011).

Sales Volumes
Consolidated sales volumes totaled 922 million pounds of copper, 202 thousand ounces of gold and 21 million pounds of molybdenum in third-quarter 2012, compared with 947 million pounds of copper, 409 thousand ounces of gold and 19 million pounds of molybdenum in third-quarter 2011. For the first nine months of 2012, consolidated sales volumes totaled 2.7 billion pounds of copper, 756 thousand ounces of gold and 62 million pounds of molybdenum, compared with 2.9 billion pounds of copper, 1.2 million ounces of gold and 60 million pounds of molybdenum for the first nine months of 2011. Lower consolidated copper and gold sales volumes in the 2012 periods primarily reflected lower ore grades in Indonesia, partly offset by increased production in North America and Africa. Lower copper and gold sales volumes for the first nine months of 2012 also reflected lower production rates in Indonesia resulting from the first-quarter 2012 work interruptions and related temporary suspension of operations, and lower copper volumes in South America. Refer to “Operations” for further discussion of sales volumes at our operating divisions.

Provisionally Priced Copper Sales
During the first nine months of 2012, 45 percent of our mined copper was sold in concentrate, 28 percent as cathode and 27 percent as rod from our North America operations. Substantially all of our copper concentrate and cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) based primarily on quoted LME monthly average spot copper prices. We receive market prices based on prices in the specified future period, which results in price fluctuations recorded through revenues until the date of settlement. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on our provisionally priced concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until the date of final pricing. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs.

At June 30, 2012, we had provisionally priced copper sales at our copper mining operations, primarily South America and Indonesia, totaling 329 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average of $3.49 per pound. Higher prices during third-quarter 2012 resulted in adjustments to these provisionally priced copper sales that favorably impacted consolidated revenues by $24 million ($12 million to net income attributable to common stockholders or $0.01 per share) in third-quarter 2012, compared with adjustments to the June 30, 2011, provisionally priced copper sales that unfavorably impacted third-quarter 2011 revenues by $213 million ($100 million to net income attributable to common stockholders or $0.11 per share). Adjustments to the December 31, 2011, provisionally priced copper sales favorably impacted consolidated revenues by $101 million ($43 million to net income attributable to common stockholders or $0.05 per share) for the first nine months of 2012, compared with adjustments to the December 31, 2010, provisionally priced copper sales that unfavorably impacted consolidated revenues by $12 million ($5 million to net income attributable to common stockholders or $0.01 per share) for the first nine months of 2011.

At September 30, 2012, we had provisionally priced copper sales at our copper mining operations, primarily South America and Indonesia, totaling 325 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average of $3.72 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the September 30, 2012, provisional price recorded would have a net impact on our 2012 consolidated revenues of approximately $23 million ($11 million to net income attributable to common stockholders). The LME spot copper price closed at $3.55 per pound on October 31, 2012.

Purchased Copper
From time to time, we purchase copper cathode to be processed by our Rod & Refining operations when production from our North America copper mines does not meet customer demand.

Atlantic Copper Revenues
The decrease in Atlantic Copper's revenues in the 2012 periods, compared with the 2011 periods, primarily reflected lower production in third-quarter 2012 and lower copper realizations for the first nine months of 2012. Refer to "Operations - Atlantic Copper Smelting & Refining" for further discussion.

Production and Delivery Costs
Consolidated production and delivery costs totaled $2.6 billion in both the third quarters of 2012 and 2011, $7.6 billion for the first nine months of 2012 and $7.5 billion for the first nine months of 2011.

Consolidated unit site production and delivery costs, before net noncash and other costs, for our copper mining operations averaged $2.03 per pound of copper in third-quarter 2012 and $2.00 per pound of copper for the first nine months of 2012, compared with $1.71 per pound of copper in third-quarter 2011 and $1.65 per pound of copper for the first nine months of 2011. Higher unit site production and delivery costs in the 2012 periods primarily reflected lower copper sales volumes in Indonesia and higher mining costs. Assuming average prices of $1,700 per ounce of gold and $11 per pound of molybdenum for fourth-quarter 2012, and achievement of current 2012 cost estimates, consolidated unit site production and delivery costs are expected to average $2.03 per pound of copper for the year 2012 ($2.11 for fourth-quarter 2012). Consolidated unit net cash costs for 2013 are expected to be lower than 2012 because of projected increased copper and gold volumes at Grasberg. Refer to “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions, and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements.

Our copper mining operations require significant energy, principally diesel, electricity, coal and natural gas. For the year 2012, energy costs are expected to approximate 21 percent of our consolidated copper production costs, which reflects projected purchases of approximately 255 million gallons of diesel fuel; 6,900 gigawatt hours of electricity at our North America, South America and Africa copper mining operations (we generate all of our power at our Indonesia mining operation); 700 thousand metric tons of coal for our coal power plant in Indonesia; and 1 million MMBTU (million british thermal units) of natural gas at certain of our North America mines. Energy costs for 2011 approximated 21 percent of our consolidated copper production costs.

Depreciation, Depletion and Amortization
Consolidated depreciation, depletion and amortization expense totaled $298 million in third-quarter 2012, $856 million for the first nine months of 2012, $257 million in third-quarter 2011 and $756 million for the first nine months of 2011. Depreciation will vary under the unit of production (UOP) method as a result of increases and decreases in sales volumes and the related UOP rates at our mining operations. Higher depreciation, depletion and amortization expense for the 2012 periods, compared with the 2011 periods, primarily reflected higher production and asset additions in North America, partly offset by lower production in Indonesia.

Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses totaled $110 million in third-quarter 2012, $102 million in third-quarter 2011, $311 million for the first nine months of 2012 and $323 million for the first nine months of 2011.

Exploration and Research Expenses
Consolidated exploration and research expenses totaled $79 million in third-quarter 2012 and $214 million for the first nine months of 2012, compared with $78 million in third-quarter 2011 and $194 million for the first nine months of 2011. We are actively conducting exploration activities near our existing mines with a focus on opportunities to expand reserves that will support additional future production capacity in the large mineral districts where we currently operate. Exploration results indicate opportunities for what we believe could be significant future potential reserve additions in North and South America and in the Tenke minerals district. The drilling data in North America continues to indicate the potential for expanded sulfide production.

For the year 2012, exploration and research expenditures are expected to total approximately $290 million, including approximately $255 million for exploration. Exploration activities will continue to focus primarily on the potential for future reserve additions in our existing mineral districts.

Environmental Obligations and Shutdown Costs
Environmental obligation costs (credits) reflect net revisions to our long-term environmental obligations, which will vary from period to period because of changes to environmental laws and regulations, the settlement of environmental matters and/or circumstances affecting our operations that could result in significant changes in our estimates. Shutdown costs include care and maintenance costs and any litigation, remediation or related expenditures associated with closed facilities or operations.

Environmental obligations and shutdown costs totaled a net credit of $73 million in third-quarter 2012, and net charges of $18 million for the first nine months of 2012, $38 million in third-quarter 2011 and $98 million for the first nine months of 2011. Refer to Note 8 and "Contingencies" for further discussion of environmental obligations and litigation matters associated with closed facilities or operations.

Interest Expense, Net
Consolidated interest expense (excluding capitalized interest) totaled $56 million in third-quarter 2012 and $210 million for the first nine months of 2012, compared with $105 million in third-quarter 2011 and $325 million for the first nine months of 2011. Lower interest expense for the 2012 periods primarily reflected the impact of the first-quarter 2012 refinancing transaction.

Capitalized interest is primarily related to our development projects and totaled $14 million in third-quarter 2012 and $62 million for the first nine months of 2012, compared with $27 million in third-quarter 2011 and $75 million for the first nine months of 2011. Refer to “Operations” for further discussion of current development projects.

Losses on Early Extinguishment of Debt
We recorded losses on early extinguishment of debt totaling $168 million for the first nine months of 2012 associated with the redemption of our remaining 8.375% Senior Notes.

We recorded losses on early extinguishment of debt totaling $68 million for the first nine months of 2011 associated with the redemption of our 8.25% Senior Notes, the revolving credit facilities that were replaced in March 2011 by a new senior unsecured revolving credit facility and open-market purchases of our 9.5% Senior Notes.

Refer to Note 5 for further discussion of these transactions.

Provision for Income Taxes
Following is a summary of the approximate amounts in the calculation of our consolidated provision for income taxes for the 2012 and 2011 periods (in millions, except percentages):

	Nine Months Ended					Nine Months Ended
	September 30, 2012					September 30, 2011
	Income[a]	Effective Tax Rate		Income Tax (Provision) Benefit		Income[a]	Effective Tax Rate	Income Tax (Provision) Benefit
U.S.	$1,231	24%		$(291)		$1,772	24%	$(421)
South America	1,675	36%		(609)	[b]	2,326	36%	(829)	[c]
Indonesia	940	41%		(387)		2,870	43%	(1,234)
Africa	263	30%		(79)		293	34%	(100)
Eliminations and other	54	N/A		10		304	N/A	(127)
Annualized rate adjustment[d]	N/A	N/A		(6)		N/A	N/A	13
	4,163	33%	[f]	(1,362)		7,565	36%	(2,698)
Deferred tax liability adjustment[e]	—	N/A		234		—	N/A	—
Consolidated FCX	$4,163	27%		$(1,128)		$7,565	36%	$(2,698)

a.	Represents income by geographic location before income taxes and equity in affiliated companies’ net earnings.

b.
In July 2012, Sociedad Minera Cerro Verde S.A.A. (Cerro Verde) signed a new 15-year mining stability agreement with the Peruvian government, which is expected to become effective after the current mining stability agreement expires on December 31, 2013. In connection with the new mining stability agreement, Cerro Verde's income tax rate will increase from 30 percent to 32 percent. As a result of the change in the income tax rate, we recognized additional deferred tax expense of $26 million ($23 million net of noncontrolling interest) in third-quarter 2012, which relates primarily to the assets recorded in connection with the 2007 acquisition of Freeport-McMoRan Corporation (FMC).

c.
In September 2011, Peru enacted a new mining tax and royalty regime and also created a special mining burden that companies with stability agreements could elect to pay. Cerro Verde elected to pay this special mining burden during the remaining term of its stability agreement. As a result, Cerro Verde recognized additional current and deferred tax expense of $57 million ($50 million net of noncontrolling interest) in third-quarter 2011. The deferred portion of this accrual relates primarily to the assets recorded in connection with the 2007 acquisition of FMC.

d.	In accordance with applicable accounting rules, we adjust our interim provision for income taxes equal to our estimated annualized tax rate.

e.
With the exception of Tenke Fungurume S.A.R.L. (TFM), we have not elected to permanently reinvest earnings from our foreign subsidiaries, and we have recorded deferred tax liabilities for foreign earnings that are available to be repatriated to the U.S. Cerro Verde previously recorded deferred Peruvian income tax liabilities for income taxes that would become payable if the reinvested profits used to fund the initial Cerro Verde sulfide expansion are distributed prior to the expiration of Cerro Verde's current stability agreement on December 31, 2013. Reinvested profits are not expected to be distributed prior to December 31, 2013. Accordingly, a net deferred tax liability totaling $234 million ($123 net of noncontrolling interest) was reversed and recognized as an income tax benefit in third-quarter 2012.

f.
Our consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which we operate. Accordingly, variations in the relative proportions of jurisdictional income can result in fluctuations to our consolidated effective income tax rate. Assuming average prices of $3.70 per pound for copper, $1,700 per ounce for gold and $11 per pound for molybdenum for fourth-quarter 2012 and achievement of current sales volume and cost estimates, we estimate our consolidated effective tax rate, excluding the impact of the deferred tax liability adjustment in note e, will approximate 33 percent for the fourth quarter and the year 2012.

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

Operating and Development Activities. We have completed projects to increase production at our North America copper mines, including restarting certain mining and milling operations and increasing mining rates at Morenci and Chino. Ramp up activities at Chino are continuing, with annual production of approximately 250 million pounds of copper targeted in 2014. We continue to evaluate a number of opportunities to invest in additional production capacity at several of our North America copper mines. Exploration results in recent years indicate the potential for significant additional sulfide development in North America.

Morenci Mill Expansion. We are engaged in a project to expand mining and milling capacity at Morenci to process additional sulfide ores identified through exploratory drilling. The approximate $1.4 billion project is targeting incremental annual production of approximately 225 million pounds of copper in 2014 through an increase in milling rates from the current level of 50,000 metric tons of ore per day to approximately 115,000 metric tons of ore per day, and mining rates from the current level of 700,000 short tons per day to 900,000 short tons per day. We have received material permits and have commenced engineering and initial construction, and procurement activities are in progress. Project costs of $211 million have been incurred as of September 30, 2012 ($184 million during the first nine months of 2012). Considering the large size of this project, actual costs could differ materially from these estimates.

Other Matters. As described further in “Critical Accounting Estimates” contained in Part II, Items 7. and 7A of our annual report on Form 10-K for the year ended December 31, 2011, we record, as inventory, applicable costs for copper contained in mill and leach stockpiles that are expected to be processed in the future based on proven processing techniques. Processes and recovery rates are monitored regularly, and recovery rate estimates are adjusted periodically as additional information becomes available and as related technology changes. During third-quarter 2012, we completed an assessment of recovery rates at our Chino leaching operations resulting in a downward revision of those rates and a corresponding reduction of 594 million pounds of estimated recoverable copper in leach stockpiles at Chino.

Operating Data. Following is summary operating data for the North America copper mines for the third quarters and first nine months of 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Operating Data, Net of Joint Venture Interest
Copper (millions of recoverable pounds)
Production	337	322	1,005	917
Sales, excluding purchases	331	307	1,030	914
Average realized price per pound	$3.58	$4.05	$3.66	$4.19

Molybdenum (millions of recoverable pounds)
Production[a]	8	10	27	27

100% Operating Data
SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	922,100	872,200	967,700	841,700
Average copper ore grade (percent)	0.22	0.25	0.22	0.25
Copper production (millions of recoverable pounds)	211	199	639	582

Mill operations
Ore milled (metric tons per day)	242,700	225,800	235,700	220,100
Average ore grade (percent):
Copper	0.37	0.38	0.37	0.37
Molybdenum	0.03	0.03	0.03	0.03
Copper recovery rate (percent)	85.4	84.5	83.5	83.5
Copper production (millions of recoverable pounds)	150	146	436	404

a.	Reflects molybdenum production from certain of the North America copper mines. Sales of molybdenum are reflected in the Molybdenum division.

Copper sales volumes from our North America copper mines increased to 331 million pounds in third-quarter 2012 and 1.0 billion pounds for the first nine months of 2012, compared with 307 million pounds in third-quarter 2011 and 914 million pounds for the first nine months of 2011, primarily reflecting increased production at the Chino mine. The first nine months of 2012 also reflect increases in production at the Safford and Miami mines and timing of shipments at Morenci.

For the year 2012, copper sales volumes from our North America copper mines are expected to approximate 1.3 billion pounds, compared with 1.2 billion pounds in 2011. Molybdenum production from our North America copper mines is expected to approximate 35 million pounds for the year 2012, compared with 35 million pounds in 2011.

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

Gross Profit per Pound of Copper and Molybdenum

The following tables summarize unit net cash costs and gross profit per pound at our North America copper mines for the third quarters and first nine months of 2012 and 2011. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended			Three Months Ended
	September 30, 2012			September 30, 2011
	By- Product Method	Co-Product Method		By- Product Method	Co-Product Method
		Copper	Molyb- denum[a]		Copper	Molyb- denum[a]
Revenues, excluding adjustments	$3.58	$3.58	$12.58	$4.05	$4.05	$15.22

Site production and delivery, before net noncash and other costs shown below	1.97	1.77	8.60	1.86	1.65	6.68
By-product credits[a]	(0.32)	—	—	(0.55)	—	—
Treatment charges	0.12	0.12	—	0.11	0.11	—
Unit net cash costs	1.77	1.89	8.60	1.42	1.76	6.68
Depreciation, depletion and amortization	0.25	0.23	0.63	0.21	0.19	0.34
Noncash and other costs, net	0.12	0.11	0.15	0.10	0.10	0.06
Total unit costs	2.14	2.23	9.38	1.73	2.05	7.08
Revenue adjustments, primarily for pricing on prior period open sales	0.01	0.01	—	(0.04)	(0.04)	—
Gross profit per pound	$1.45	$1.36	$3.20	$2.28	$1.96	$8.14

Copper sales (millions of recoverable pounds)	330	330		307	307
Molybdenum sales (millions of recoverable pounds)[b]			8			10

	Nine Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2011
	By- Product Method	Co-Product Method		By- Product Method	Co-Product Method
		Copper	Molyb- denum[a]		Copper	Molyb- denum[a]
Revenues, excluding adjustments	$3.66	$3.66	$13.58	$4.19	$4.19	$16.30

Site production and delivery, before net noncash and other costs shown below	1.88	1.74	6.18	1.80	1.61	6.77
By-product credits[a]	(0.37)	—	—	(0.52)	—	—
Treatment charges	0.12	0.11	—	0.10	0.10	—
Unit net cash costs	1.63	1.85	6.18	1.38	1.71	6.77
Depreciation, depletion and amortization	0.26	0.24	0.45	0.20	0.19	0.38
Noncash and other costs, net	0.10	0.09	0.07	0.13	0.12	0.07
Total unit costs	1.99	2.18	6.70	1.71	2.02	7.22
Revenue adjustments, primarily for pricing on prior period open sales	0.01	—	—	—	—	—
Gross profit per pound	$1.68	$1.48	$6.88	$2.48	$2.17	$9.08

Copper sales (millions of recoverable pounds)	1,027	1,027		912	912
Molybdenum sales (millions of recoverable pounds)[b]			27			27

a.	Molybdenum credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Reflects molybdenum produced by certain of our North America copper mines.

Our operating North America copper mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-products and other factors. Unit net cash costs (net of by-product credits) for our North America copper mines averaged $1.77 per pound of copper in third-quarter 2012 and $1.63 per pound of copper for the first nine months of 2012, compared with $1.42 per pound of copper in the third quarter and $1.38 in the first nine months of 2011. Higher average unit net cash costs in the 2012 periods primarily reflected lower molybdenum credits and increased mining rates, partly offset by higher copper sales volumes.

Because certain assets are depreciated on a straight-line basis, North America's unit depreciation rate varies with the level of copper production and sales.

Assuming achievement of current sales volume and cost estimates and an average price of $11 per pound of molybdenum for fourth-quarter 2012, we estimate that average unit site production and delivery costs for our North America copper mines would approximate $1.90 per pound of copper and average unit net cash costs (net of by-product credits) would approximate $1.67 per pound of copper for the year 2012, compared with $1.41 per pound of copper in 2011 (fourth-quarter 2012 site production and delivery costs are expected to average $1.96 per pound of copper and unit net cash costs (net of by-product credits) are expected to average $1.77 per pound of copper). North America's average unit net cash costs for 2012 would change by approximately $0.01 per pound for each $2 per pound change in the average price of molybdenum during fourth-quarter 2012.

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

Operating and Development Activities. Considering the long-term nature and large size of our South America development projects, actual costs could differ materially from the below estimates.

Cerro Verde Expansion. At Cerro Verde, we are engaged in a large-scale concentrator expansion. The approximate $4.4 billion project would expand the concentrator facilities from 120,000 metric tons of ore per day to 360,000 metric tons of ore per day and provide incremental annual production of approximately 600 million pounds of copper and 15 million pounds of molybdenum beginning in 2016. An environmental impact assessment was filed in fourth-quarter 2011. Permitting is in an advanced stage and engineering and procurement of long-lead items is in progress. We expect to commence construction in 2013.

An agreement has been reached with the Regional Government of Arequipa, the National Government, Servicio de Agua Potable y Alcantarillado de Arequipa S.A. (SEDAPAR) and other local institutions to allow Cerro Verde to finance the engineering and construction of a wastewater treatment plant for Arequipa, should Cerro Verde proceed with the expansion. Once Cerro Verde obtains a license for the treated water it would be used to supplement its existing water supplies to support the concentrator expansion.

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

Candelaria Water. As part of our overall strategy to supply water to the Candelaria mine, we completed construction of a pipeline to bring water from a nearby water treatment facility. In addition, we are constructing a desalination plant and pipeline that will supply Candelaria’s longer term water needs. The plant is expected to be completed in early 2013 at a cost of approximately $310 million. Project costs of $278 million have been incurred as of September 30, 2012 ($152 million during the first nine months of 2012).

Other Matters. In July 2012, Cerro Verde signed a new 15-year mining stability agreement with the Peruvian government, which is expected to become effective after the current mining stability agreement expires on December 31, 2013. See Note 10 and "Consolidated Results - Provision for Income Taxes" for further discussion.

Operating Data. Following is summary operating data for our South America mining operations for the third quarters and first nine months of 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Copper (millions of recoverable pounds)
Production	311	325	908	969
Sales	308	322	895	965
Average realized price per pound	$3.68	$3.45	$3.63	$3.82

Gold (thousands of recoverable ounces)
Production	20	25	57	73
Sales	21	23	56	72
Average realized price per ounce	$1,736	$1,664	$1,678	$1,556

Molybdenum (millions of recoverable pounds)
Production[a]	2	2	6	8

SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	248,100	244,100	229,100	249,500
Average copper ore grade (percent)	0.55	0.54	0.55	0.48
Copper production (millions of recoverable pounds)	115	111	346	314

Mill operations
Ore milled (metric tons per day)	191,400	185,700	190,000	192,300
Average ore grade:
Copper (percent)	0.59	0.66	0.58	0.66
Gold (grams per metric ton)	0.09	0.12	0.09	0.12
Molybdenum (percent)	0.02	0.02	0.02	0.02
Copper recovery rate (percent)	90.7	89.1	89.5	90.0
Copper production (millions of recoverable pounds)	196	214	562	655

a.	Reflects molybdenum production from Cerro Verde. Sales of molybdenum are reflected in the Molybdenum division.

Copper sales from our South America mining operations declined to 308 million pounds in third-quarter 2012, compared with 322 million pounds in third-quarter 2011, primarily reflecting lower ore grades at Candelaria and timing of shipments. Lower copper sales volumes of 895 million pounds for the first nine months of 2012, compared with 965 million pounds for the first nine months of 2011, primarily reflected lower ore grades at Candelaria and Cerro Verde, partly offset by increased production at El Abra.

For the year 2012, consolidated sales volumes from our South America mining operations are expected to approximate 1.2 billion pounds of copper and 95 thousand ounces of gold, compared with 2011 sales of 1.3 billion pounds of copper and 101 thousand ounces of gold. Molybdenum production from Cerro Verde is expected to approximate 8 million pounds for the year 2012, compared with 10 million pounds in 2011.

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

Gross Profit per Pound of Copper

The following tables summarize unit net cash costs and gross profit per pound at the South America mining operations for the third quarters and first nine months of 2012 and 2011. Unit net cash costs per pound of copper are reflected under the by-product and co-product methods as the South America mining operations also had small amounts of molybdenum, gold and silver sales. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended		Three Months Ended
	September 30, 2012		September 30, 2011
	By-Product Method	Co-Product Method	By-Product Method	Co-Product Method
Revenues, excluding adjustments	$3.68	$3.68	$3.45	$3.45

Site production and delivery, before net noncash and other costs shown below	1.63	1.51	1.38	1.25
By-product credits	(0.25)	—	(0.36)	—
Treatment charges	0.17	0.17	0.13	0.13
Unit net cash costs	1.55	1.68	1.15	1.38
Depreciation, depletion and amortization	0.24	0.23	0.20	0.19
Noncash and other costs, net	0.07	0.04	0.09	0.07
Total unit costs	1.86	1.95	1.44	1.64
Revenue adjustments, primarily for pricing on prior period open sales	0.07	0.07	(0.45)	(0.45)
Gross profit per pound	$1.89	$1.80	$1.56	$1.36

Copper sales (millions of recoverable pounds)	308	308	322	322

	Nine Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2011
	By-Product Method	Co-Product Method	By-Product Method	Co-Product Method
Revenues, excluding adjustments	$3.63	$3.63	$3.82	$3.82

Site production and delivery, before net noncash and other costs shown below	1.58	1.46	1.31	1.20
By-product credits	(0.26)	—	(0.36)	—
Treatment charges	0.16	0.16	0.17	0.17
Unit net cash costs	1.48	1.62	1.12	1.37
Depreciation, depletion and amortization	0.24	0.22	0.19	0.18
Noncash and other costs, net	0.07	0.05	0.07	0.06
Total unit costs	1.79	1.89	1.38	1.61
Revenue adjustments, primarily for pricing on prior period open sales	0.12	0.12	0.01	(0.01)
Gross profit per pound	$1.96	$1.86	$2.45	$2.20

Copper sales (millions of recoverable pounds)	895	895	965	965
Our South America mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-products and other factors. Unit net cash costs (net of by-product credits) for our South America mining operations averaged $1.55 per pound of copper in third-quarter 2012 and $1.48 per pound for the first nine months of 2012, compared with $1.15 per pound in third-quarter 2011 and $1.12 per pound for the first nine months of 2011. Higher average unit net cash costs in the 2012 periods primarily reflected higher mining and input costs, including energy, and lower by-product credits. Unit net cash cost were also impacted by the timing of profit sharing in third-quarter 2012 and lower sales volumes for the first nine months of 2012.

Because certain assets are depreciated on a straight-line basis, South America's unit depreciation rate varies with the level of copper production and sales.

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

Assuming achievement of current sales volume and cost estimates and average prices of $1,700 per ounce of gold and $11 per pound of molybdenum for fourth-quarter 2012, we estimate that average unit site production and delivery costs for our South America mining operations would approximate $1.61 per pound of copper and average unit net cash costs (net of by-product credits) would approximate $1.50 per pound of copper for the year 2012, compared with $1.20 per pound in 2011 (fourth-quarter 2012 site production and delivery costs are expected to average $1.70 per pound of copper and unit net cash costs (net of by-product credits) are expected to average $1.53 per pound of copper).

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

We have established certain unincorporated joint ventures with Rio Tinto plc (Rio Tinto), under which Rio Tinto has a 40 percent interest in certain assets and future production exceeding specified annual amounts of copper, gold and silver. Refer to Note 2 in our annual report on Form 10-K for the year ended December 31, 2011, for discussion of our joint ventures with Rio Tinto.

Operating and Development Activities. We have several projects in progress in the Grasberg minerals district, primarily related to the development of the large-scale, high-grade underground ore bodies located beneath and nearby the Grasberg open pit. In aggregate, these underground ore bodies are expected to ramp up over several years to approximately 240,000 metric tons of ore per day following the currently anticipated transition from the Grasberg open pit in 2016. Over the next five years, aggregate capital spending on these projects is currently expected to average $700 million per year ($550 million per year net to PT Freeport Indonesia). Considering the long-term nature and large size of these projects, actual costs could differ materially from these estimates.

The following provides additional information on these projects, including the continued development of the Common Infrastructure project, the Grasberg Block Cave and Big Gossan underground mines, and development of the Deep Mill Level Zone (DMLZ) ore body that lies below the Deep Ore Zone (DOZ) underground mine.

Common Infrastructure and Grasberg Block Cave. In 2004, PT Freeport Indonesia commenced its Common Infrastructure project to provide access to its large undeveloped underground ore bodies located in the Grasberg minerals district through a tunnel system located approximately 400 meters deeper than its existing underground tunnel system. In addition to providing access to our underground ore bodies, the tunnel system will enable PT Freeport Indonesia to conduct future exploration in prospective areas associated with currently identified ore bodies. The tunnel system was completed to the Big Gossan terminal, and the Big Gossan mine was brought into production in fourth-quarter 2010. Development of both the DMLZ and Grasberg Block Cave is advancing, and access to these underground ore bodies is complete.

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

Aggregate mine development capital for the Grasberg Block Cave mine and associated Common Infrastructure is expected to approximate $4.2 billion (incurred between 2008 and 2021), with PT Freeport Indonesia’s share totaling approximately $3.8 billion. Aggregate project costs totaling $788 million have been incurred through September 30, 2012 ($219 million during the first nine months of 2012).

Big Gossan. The Big Gossan underground mine is a high-grade deposit located near PT Freeport Indonesia’s existing milling complex. Production, which began in fourth-quarter 2010, averaged 1,900 metric tons of ore per day in third-quarter 2012. Full rates of 7,000 metric tons of ore per day are expected in 2014 (equal to average annual aggregate incremental production of 125 million pounds of copper and 65,000 ounces of gold).

DMLZ. The DMLZ ore body lies below the DOZ mine at the 2,590-meter elevation and represents the downward continuation of mineralization in the Ertsberg East Skarn system and neighboring Ertsberg porphyry. We plan to mine the ore body using a block-cave method with production beginning in 2015, near completion of mining at the DOZ mine. Drilling efforts continue to determine the extent of this ore body. Aggregate mine development capital costs for the DMLZ mine are expected to approximate $2.2 billion (incurred from 2009 to 2020), with PT Freeport Indonesia’s share totaling approximately $1.3 billion. Aggregate project costs totaling $451 million have been incurred through September 30, 2012 ($182 million during the first nine months of 2012). Targeted production rates once the DMLZ mining operation reaches full capacity are expected to approximate 80,000 metric tons of ore per day.

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

Between July 2009 and October 2012, there were 37 shooting incidents in and around the Grasberg minerals district, including along the road leading to our mining and milling operations, which resulted in 15 fatalities and 57 injuries. The investigation of these matters is continuing. We have taken precautionary measures, including limiting use of the road to secured convoys. The Indonesian government has responded with additional security forces and expressed a commitment to protect the safety of the community and our operations. Prolonged limitations on access to the road could adversely affect operations at the mine. The safety of our workforce is a critical concern, and PT Freeport Indonesia is working cooperatively with the Government of Indonesia to address security issues. Refer to "Risk Factors" contained in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2011, for further discussion.

Operating Data. Following is summary operating data for our Indonesia mining operations for the third quarters and first nine months of 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Operating Data, Net of Joint Venture Interest
Copper (millions of recoverable pounds)
Production	199	233	495	778
Sales	195	253	512	796
Average realized price per pound	$3.72	$3.29	$3.64	$3.82

Gold (thousands of recoverable ounces)
Production	182	357	641	1,123
Sales	178	384	691	1,168
Average realized price per ounce	$1,728	$1,695	$1,665	$1,565

100% Operating Data
Ore milled (metric tons per day):[a]
Grasberg open pit	136,500	107,000	116,700	137,200
DOZ underground mine	48,300	43,900	42,300	58,900
Big Gossan underground mine	1,900	1,300	1,400	1,800
Total	186,700	152,200	160,400	197,900
Average ore grades:
Copper (percent)	0.63	0.90	0.61	0.80
Gold (grams per metric ton)	0.46	1.14	0.60	0.92
Recovery rates (percent):
Copper	87.7	89.8	88.6	88.2
Gold	71.4	82.4	76.7	81.3
Production (recoverable):
Copper (millions of pounds)	199	237	495	803
Gold (thousands of ounces)	182	408	641	1,261

a.	Amounts represent the approximate average daily throughput processed at PT Freeport Indonesia’s mill facilities from each producing mine.

Sales volumes from our Indonesia mining operations declined to 195 million pounds of copper and 178 thousand ounces of gold in third-quarter 2012 and 512 million pounds of copper and 691 thousand ounces of gold for the first nine months of 2012, compared with 253 million pounds of copper and 384 thousand ounces of gold in third-quarter 2011 and 796 million pounds of copper and 1.2 million ounces of gold for the first nine months of 2011, primarily reflecting anticipated lower ore grades. The first nine months of 2012 were also impacted by lower production rates associated with the first-quarter 2012 work interruptions and the related temporary suspension of operations.

At the Grasberg mine, the sequencing in mining areas with varying ore grades causes fluctuations in the timing of ore production resulting in varying quarterly sales of copper and gold. Consolidated sales volumes from our Indonesia mining operations are expected to approximate 0.7 billion pounds of copper and 0.9 million ounces of gold for 2012, compared with 846 million pounds of copper and 1.3 million ounces of gold in 2011. Indonesia's current sales volume estimates for 2012 are approximately 40 million pounds of copper and 45,000 ounces of gold lower than the estimates provided in our quarterly report on Form 10-Q for the period ended June 30, 2012, because of mine plan changes in the Grasberg open pit, which delayed access to higher grade material, and a slower ramp-up of the DOZ mine. The slower than anticipated ramp-up reflects more extensive repairs required following the 2011 suspension of operations. The DOZ mine is expected to ramp up to 80,000 metric tons of ore per day in 2013. FCX expects sales from Indonesia to increase in the second half of 2013 as PT Freeport Indonesia gains access to higher ore grades.

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

Gross Profit per Pound of Copper and per Ounce of Gold

The following tables summarize the unit net cash costs and gross profit per pound of copper and per ounce of gold at our Indonesia mining operations for the third quarters and first nine months of 2012 and 2011. Refer to “Production Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended			Three Months Ended
	September 30, 2012			September 30, 2011
	By-Product Method	Co-Product Method		By-Product Method	Co-Product Method
		Copper	Gold		Copper	Gold
Revenues, excluding adjustments	$3.72	$3.72	$1,728	$3.29	$3.29	$1,695

Site production and delivery, before net noncash and other costs shown below	2.96	2.05	951	1.98	1.09	561
Gold and silver credits	(1.66)	—	—	(2.80)	—	—
Treatment charges	0.22	0.15	72	0.18	0.10	53
Royalty on metals	0.13	0.09	42	0.16	0.09	46
Unit net cash costs (credits)	1.65	2.29	1,065	(0.48)	1.28	660
Depreciation and amortization	0.27	0.19	88	0.25	0.13	69
Noncash and other costs, net	0.05	0.04	15	0.01	0.01	4
Total unit costs (credits)	1.97	2.52	1,168	(0.22)	1.42	733
Revenue adjustments, primarily for pricing on prior period open sales	0.04	0.04	11	(0.35)	(0.35)	74
Gross profit per pound/ounce	$1.79	$1.24	$571	$3.16	$1.52	$1,036

Copper sales (millions of recoverable pounds)	195	195		253	253
Gold sales (thousands of recoverable ounces)			178			384

	Nine Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2011
	By-Product Method	Co-Product Method		By-Product Method	Co-Product Method
		Copper	Gold		Copper	Gold
Revenues, excluding adjustments	$3.64	$3.64	$1,665	$3.82	$3.82	$1,565

Site production and delivery, before net noncash and other costs shown below	3.20	1.95	892	1.91	1.17	480
Gold and silver credits	(2.34)	—	—	(2.39)	—	—
Treatment charges	0.21	0.13	58	0.18	0.11	46
Royalty on metals	0.13	0.08	37	0.16	0.10	41
Unit net cash costs (credits)	1.20	2.16	987	(0.14)	1.38	567
Depreciation and amortization	0.30	0.18	83	0.23	0.14	56
Noncash and other costs, net	0.08	0.05	22	0.04	0.02	8
Total unit costs	1.58	2.39	1,092	0.13	1.54	631
Revenue adjustments, primarily for pricing on prior period open sales	0.03	0.03	4	(0.01)	(0.01)	(15)
Gross profit per pound/ounce	$2.09	$1.28	$577	$3.68	$2.27	$919

Copper sales (millions of recoverable pounds)	512	512		796	796
Gold sales (thousands of recoverable ounces)			691			1,168

Because of the fixed nature of a large portion of PT Freeport Indonesia’s costs, unit costs vary from period to period depending on volumes of copper and gold sold, as well as average realized gold prices during the period. Unit net cash costs (net of gold and silver credits) for our Indonesia mining operations totaled $1.65 per pound of copper in third-quarter 2012 and $1.20 per pound of copper for the first nine months of 2012, compared with net credits of $0.48 per pound of copper in third-quarter 2011 and $0.14 per pound of copper for the first nine months of 2011. Higher unit net cash costs in the 2012 periods primarily reflected lower sales volumes.

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

Quarterly unit net cash costs are expected to vary significantly with variations in quarterly metal sales volumes, as well as average realized gold prices during the period. Assuming achievement of current sales volume and cost estimates, and an average gold price of $1,700 per ounce for fourth-quarter 2012, we estimate that average unit site production and delivery costs for Indonesia would approximate $3.24 per pound of copper and average unit net cash costs (net of gold and silver credits) would approximate $1.34 per pound of copper for the year 2012, compared with $0.09 per pound in 2011 (fourth-quarter 2012 site production and delivery costs are expected to average $3.35 per pound of copper and unit net cash costs (net of by-product credits) are expected to average $1.70 per pound of copper). Indonesia's unit net cash costs for 2012 would change by $0.02 per pound for each $50 per ounce change in the average price of gold during fourth-quarter 2012. Assuming consistent commodity price assumptions, Indonesia's unit net cash costs for future periods are expected to be lower than 2012, as PT Freeport Indonesia accesses higher grade ore beginning in the second half of 2013.

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

Operating and Development Activities. Our investment in the initial project approximated $2 billion, and we have received intercompany loan repayments, including interest, of approximately $840 million through September 30, 2012.

We are nearing completion of a second phase of the project, which includes optimizing the current plant and increasing capacity. We are expanding the mill rate to 14,000 metric tons of ore per day and are completing construction of the related processing facilities that target the addition of approximately 150 million pounds of copper per year in 2013. The approximate $850 million project includes mill upgrades, additional mining equipment, a new tankhouse and a sulphuric acid plant expansion. Construction activities are progressing well and are expected to be substantially complete by year-end 2012. The addition of a second sulphuric acid plant is expected to be completed in 2015. The second phase of the project is being funded primarily with cash generated from operations, and for additional required funds, we are funding 70 percent and Lundin Mining Corporation is funding 30 percent. Project costs of $535 million have been incurred as of September 30, 2012 ($367 million during the first nine months of 2012).

During third-quarter 2012, Tenke achieved record mining, milling and copper production rates. Improved performance and the second phase expansion are expected to enable copper production to exceed 400 million pounds for the year 2013, compared with initial design capacity of 250 million pounds per year.

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

Other Matters. Salary scale for TFM's union-represented employees is negotiated outside of the Collective Labor Agreement. In September 2012, TFM successfully renegotiated a 4-year salary scale with union-represented employees.

Operating Data. Following is summary operating data for our Africa mining operations for the third quarters and first nine months of 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Copper (millions of recoverable pounds)
Production	91	71	250	204
Sales	88	65	239	200
Average realized price per pound[a]	$3.55	$3.46	$3.54	$3.89

Cobalt (millions of contained pounds)
Production	8	6	20	18
Sales	8	6	19	19
Average realized price per pound	$8.24	$10.05	$8.36	$10.71

Ore milled (metric tons per day)	13,600	12,000	12,900	10,800
Average ore grades (percent):
Copper	3.60	3.21	3.56	3.42
Cobalt	0.38	0.41	0.37	0.40
Copper recovery rate (percent)	92.9	91.4	91.6	92.0

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

Copper sales volumes from our Africa mining operations increased to 88 million pounds of copper in third-quarter 2012 and 239 million pounds of copper for the first nine months of 2012, compared with 65 million pounds in third-quarter 2011 and 200 million pounds of copper for the first nine months of 2011, primarily reflecting higher mining and milling rates principally related to the ramp-up of the second phase expansion.

For the year 2012, we expect sales volumes from our Africa mining operations to approximate 330 million pounds of copper and 25 million pounds of cobalt, compared with 283 million pounds of copper and 25 million pounds of cobalt in 2011.

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

Gross Profit per Pound of Copper and Cobalt

The following tables summarize the unit net cash costs and gross profit per pound of copper and cobalt at our Africa mining operations for the third quarters and first nine months of 2012 and 2011. Refer to “Production Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended			Three Months Ended
	September 30, 2012			September 30, 2011
	By-Product Method	Co-Product Method		By-Product Method	Co-Product Method
		Copper	Cobalt		Copper	Cobalt
Revenues, excluding adjustments[a]	$3.55	$3.55	$8.24	$3.46	$3.46	$10.05

Site production and delivery, before net noncash and other costs shown below	1.63	1.45	4.96	1.55	1.40	5.71
Cobalt credits[b]	(0.48)	—	—	(0.51)	—	—
Royalty on metals	0.08	0.07	0.14	0.08	0.06	0.15
Unit net cash costs	1.23	1.52	5.10	1.12	1.46	5.86
Depreciation, depletion and amortization	0.49	0.43	0.64	0.48	0.41	0.88
Noncash and other costs, net	0.07	0.06	0.08	0.29	0.25	0.53
Total unit costs	1.79	2.01	5.82	1.89	2.12	7.27
Revenue adjustments, primarily for pricing on prior period open sales	(0.02)	(0.02)	0.05	(0.01)	(0.01)	(0.10)
Gross profit per pound	$1.74	$1.52	$2.47	$1.56	$1.33	$2.68

Copper sales (millions of recoverable pounds)	88	88		65	65
Cobalt sales (millions of contained pounds)			8			6

	Nine Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2011
	By-Product Method	Co-Product Method		By-Product Method	Co-Product Method
		Copper	Cobalt		Copper	Cobalt
Revenues, excluding adjustments[a]	$3.54	$3.54	$8.36	$3.89	$3.89	$10.71

Site production and delivery, before net noncash and other costs shown below	1.54	1.43	5.05	1.57	1.37	5.62
Cobalt credits[b]	(0.39)	—	—	(0.68)	—	—
Royalty on metals	0.08	0.06	0.13	0.09	0.07	0.18
Unit net cash costs	1.23	1.49	5.18	0.98	1.44	5.80
Depreciation, depletion and amortization	0.48	0.42	0.68	0.49	0.41	0.82
Noncash and other costs, net	0.09	0.08	0.12	0.20	0.18	0.36
Total unit costs	1.80	1.99	5.98	1.67	2.03	6.98
Revenue adjustments, primarily for pricing on prior period open sales	0.03	0.03	0.12	(0.01)	(0.01)	0.12
Gross profit per pound	$1.77	$1.58	$2.50	$2.21	$1.85	$3.85

Copper sales (millions of recoverable pounds)	239	239		200	200
Cobalt sales (millions of contained pounds)			19			19

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

Africa's unit net cash costs (net of cobalt credits) of $1.23 per pound of copper in third-quarter 2012 and for the first nine months of 2012, were higher than unit net cash costs of $1.12 per pound of copper in third-quarter 2011 and $0.98 per pound of copper for the first nine months of 2011. Higher unit net cash costs in third-quarter 2012 primarily reflected higher mining and input costs, including sulphuric acid and energy. Higher unit net cash costs in the first nine months of 2012 primarily reflected lower cobalt credits.

Assuming achievement of current sales volume and cost estimates, and an average market cobalt price of $12 per pound for fourth-quarter 2012, we estimate that average unit site production and delivery costs for Africa would approximate $1.53 per pound of copper and average unit net cash costs (net of cobalt credits) would approximate $1.25 per pound of copper for the year 2012, compared with $1.07 per pound in 2011 (fourth-quarter 2012 site production and delivery costs are expected to average $1.50 per pound of copper and unit net cash costs (net of by-product credits) are expected to average $1.28 per pound of copper). Africa's unit net cash costs for 2012 would change by $0.025 per pound for each $2 per pound change in the average price of cobalt during fourth-quarter 2012.

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

Operating and Development Activities. The newly commissioned Climax molybdenum mine, which includes a new 25,000 metric ton per day mill facility, began commercial production in May 2012. Depending on market conditions, production from Climax may ramp up to a rate of 20 million pounds of molybdenum per year during 2013, with the potential to produce 30 million pounds of molybdenum per year. We intend to operate our Climax and Henderson mines in a flexible manner to meet market requirements. The cost of the initial phase of the project approximated $760 million.

Operating Data. Following is summary operating data for the Molybdenum operations for the third quarters and first nine months of 2012 and 2011:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012		2011	2012		2011
Molybdenum (millions of recoverable pounds)
Production	10	[a]	11	28	[a]	30
Sales, excluding purchases[b]	21		19	62		60
Average realized price per pound	$13.62		$16.34	$14.79		$17.57

Henderson molybdenum mine
Ore milled (metric tons per day)	21,400		24,500	21,100		23,300
Average molybdenum ore grade (percent)	0.23		0.24	0.23		0.24
Molybdenum production (millions of recoverable pounds)	9		11	26		30

a.
The 2012 periods include production from the Climax molybdenum mine totaling 1 million pounds in third-quarter 2012 and 2 million pounds for the first nine months of 2012 reflecting production since the start of commercial operations in May 2012 (the 2011 periods only reflect production from the Henderson molybdenum mine).

b.	Includes sales of molybdenum produced at our North and South America copper mines.

Consolidated molybdenum sales volumes totaled 21 million pounds in third-quarter 2012 and 62 million pounds for the first nine months of 2012, compared with 19 million pounds in third-quarter 2011 and 60 million pounds for the first nine months of 2011. For the year 2012, we expect molybdenum sales volumes to approximate 82 million pounds (of which approximately 43 million pounds represents molybdenum production from our North and South America copper mines), compared with 79 million pounds in 2011 (of which 45 million pounds represented molybdenum production from our North and South America copper mines).

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

Gross Profit per Pound of Molybdenum

The following table summarizes the unit net cash costs and gross profit per pound of molybdenum at our Henderson molybdenum mine for the third quarters and first nine months of 2012 and 2011. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues, excluding adjustments	$13.69	$15.38	$14.61	$16.66

Site production and delivery, before net noncash and other costs shown below	6.23	5.21	6.06	5.26
Treatment charges and other	0.88	1.03	0.88	0.93
Unit net cash costs	7.11	6.24	6.94	6.19
Depreciation, depletion and amortization	1.00	0.94	0.95	0.90
Noncash and other costs, net	0.52	0.03	0.21	0.04
Total unit costs	8.63	7.21	8.10	7.13
Gross profit[a]	$5.06	$8.17	$6.51	$9.53

Molybdenum sales (millions of recoverable pounds)[b]	9	11	26	30

a.
Gross profit reflects sales of Henderson production to our Molybdenum sales company based on volumes produced at market-based pricing. On a consolidated basis, the Molybdenum division includes profits on sales as they are made to third parties and realizations based on actual contract terms. As a result, the actual gross profit realized will differ from the amounts reported in this table.

b.	Reflects production at the Henderson molybdenum mine.

Henderson’s higher unit net cash costs of $7.11 per pound of molybdenum in third-quarter 2012 and $6.94 per pound of molybdenum for the first nine months of 2012, compared with $6.24 per pound of molybdenum in third-quarter 2011 and $6.19 per pound of molybdenum for the first nine months of 2011, primarily reflected lower production volumes.

Assuming achievement of current 2012 sales volume and cost estimates, we estimate unit net cash costs for Henderson to approximate $7.00 per pound of molybdenum for the year 2012, compared with $6.34 per pound in 2011.

Atlantic Copper Smelting & Refining
Atlantic Copper, our wholly owned subsidiary located in Spain, smelts and refines copper concentrates and markets refined copper and precious metals in slimes. During the first nine months of 2012, Atlantic Copper purchased approximately 31 percent of its concentrate requirements from our South America mining operations, approximately 15 percent from our North America copper mines and approximately 8 percent from our Indonesia mining operations. Through this form of downstream integration, we are assured placement of a significant portion of our concentrate production.

Smelting and refining charges consist of a base rate and, in certain contracts, price participation based on copper prices. Treatment charges for smelting and refining copper concentrates represent a cost to our mining operations, and income to Atlantic Copper and PT Smelting, PT Freeport Indonesia's 25 percent owned smelter and refinery. Thus, higher treatment and refining charges benefit our smelter operations and adversely affect our mining operations. Our North America copper mines are less significantly affected by changes in treatment and refining charges because these operations are largely integrated with our wholly owned smelter located in Miami, Arizona.

Atlantic Copper had an operating loss of $1 million in third-quarter 2012 and operating income of $12 million for the first nine months of 2012, compared with operating losses of $5 million in third-quarter 2011 and $70 million for the first nine months of 2011. Atlantic Copper’s improved operating results in the 2012 periods, compared with the 2011 periods, primarily reflected higher gold credits. Atlantic Copper's operating results for the first nine months of 2011 also reflected higher operating costs primarily associated with the April 2011 scheduled shutdown.

We defer recognizing profits on sales from our mining operations to Atlantic Copper and on 25 percent of Indonesia mining sales to PT Smelting until final sales to third parties occur. Our net deferred profits on our inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income after taxes and noncontrolling interests totaled $105 million at September 30, 2012. Changes in these deferrals attributable to variability in intercompany volumes resulted in net reductions to net income attributable to common stockholders totaling $34 million ($0.04 per share) in third-quarter 2012 and $69 million ($0.07 per share) for the first nine months of 2012, compared with net additions of $99 million ($0.10 per share) in third-quarter 2011 and $116 million ($0.12 per share) for the first nine months of 2011. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices will result in variability in our net deferred profits and quarterly earnings.

CAPITAL RESOURCES AND LIQUIDITY

Our operating cash flows vary with prices realized from copper, gold and molybdenum sales, our sales volumes, production costs, income taxes, other working capital changes and other factors. Strong operating performance and favorable copper and gold prices have enabled us to enhance our financial and liquidity position, reduce debt and pay cash dividends to shareholders, while pursuing growth opportunities. We view the long-term outlook for our business positively, supported by limitations on supplies of copper and by the requirements for copper in the world’s economy, and will continue to adjust our operating strategy as market conditions change.

Cash and Cash Equivalents
At September 30, 2012, we had consolidated cash and cash equivalents of $3.7 billion. The following table reflects the U.S. and international components of consolidated cash and cash equivalents at September 30, 2012, and December 31, 2011 (in billions):

	September 30, 2012	December 31, 2011
Cash at domestic companies[a]	$1.2	$2.4
Cash at international operations	2.5	2.4
Total consolidated cash and cash equivalents	3.7	4.8
Less: Noncontrolling interests’ share	(0.8)	(0.8)
Cash, net of noncontrolling interests’ share	2.9	4.0
Less: Withholding taxes and other	(0.2)	(0.1)
Net cash available to FCX	$2.7	$3.9

a.	Includes cash at our parent company and other North America operations.

Cash held at our international operations is generally used to support our foreign operations' capital expenditures, operating expenses, working capital or other cash needs. At September 30, 2012, management believed that sufficient liquidity was available in the U.S. With the exception of Tenke, we have not elected to permanently reinvest earnings from our foreign subsidiaries, and we have recorded deferred tax liabilities for foreign earnings that are available to be repatriated to the U.S. From time to time, our foreign subsidiaries distribute earnings to the U.S. through dividends, which are subject to applicable withholding taxes and noncontrolling interests' share.

Operating Activities
We generated operating cash flows totaling $2.5 billion for the first nine months of 2012, net of $1.5 billion for working capital uses and other tax payments, compared with operating cash flows totaling $5.9 billion for the first nine months of 2011, net of $126 million for working capital uses and other tax payments. Lower operating cash flows for the first nine months of 2012, compared with the first nine months of 2011, primarily reflected lower copper and gold sales volumes, lower copper price realizations and an increase in working capital uses and other tax payments, primarily associated with changes in accounts receivable. As discussed in "Consolidated Results - Revenues," substantially all of our copper concentrate and cathode sales contracts are provisionally priced; accordingly, the quarter-end forward price is a major determinate of recorded revenues and the resulting receivables. At September 30, 2012, our provisionally priced copper sales we recorded at an average of $3.72 per pound of copper, compared with $3.18 per pound at September 30, 2011.

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

Investing Activities
Capital expenditures, including capitalized interest, totaled $2.5 billion for the first nine months of 2012, compared with $1.7 billion for the first nine months of 2011, primarily reflecting higher capital spending associated with the expansion projects at Tenke, Cerro Verde and Morenci. Refer to “Operations” for further discussion.

Capital expenditures for the year 2012 are expected to approximate $3.6 billion, including $2.2 billion for major projects and $1.4 billion for sustaining capital. Major projects for 2012 primarily include underground development activities at Grasberg and the expansion projects at Tenke, Cerro Verde and Morenci. We are also considering additional investments at several of our sites. Capital spending plans will continue to be reviewed and adjusted in response to changes in market conditions and other factors.

Financing Activities
Debt and Equity Transactions. At September 30, 2012, debt totaled $3.5 billion, and we have no significant debt maturities through 2014. At September 30, 2012, we had no borrowings and $44 million of letters of credit issued under our revolving credit facility, resulting in availability of approximately $1.5 billion ($956 million of which could be used for additional letters of credit).

In February 2012, we sold $3.0 billion of senior notes in three tranches with a weighted-average interest rate of approximately three percent. Net proceeds from this offering, plus cash on hand, were used to redeem the remaining $3.0 billion of our 8.375% Senior Notes. Refer to Note 5 for further discussion.

In April 2011, we redeemed the remaining $1.1 billion of our outstanding 8.25% Senior Notes. In addition, during second-quarter 2011, we made open-market purchases of $35 million of our 9.5% Senior Notes and repaid the remaining $85 million of our 8.75% Senior Notes, which matured in June 2011 (refer to Note 5 for further discussion).

Annual interest cost savings associated with debt repayments since January 1, 2009, including the first-quarter 2012 refinancing transaction, approximate $415 million per year, based on current interest rates.

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

Dividends. We paid common stock dividends totaling $832 million for the first nine months of 2012 and $1.2 billion for the first nine months of 2011 (which included $474 million for a supplemental common stock dividend paid in June 2011).

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

Cash dividends paid to noncontrolling interests primarily include the noncontrolling interest owners of PT Freeport Indonesia and our South America mines, and totaled $76 million for the first nine months of 2012 and $350 million for the first nine months of 2011.

CONTRACTUAL OBLIGATIONS

There have been no material changes in our contractual obligations since year-end 2011. Refer to Item 7 in our annual report on Form 10-K for the year ended December 31, 2011, for further information regarding our contractual obligations.

CONTINGENCIES

Environmental and Reclamation Matters
Our mining, exploration, production and historical operating activities are subject to stringent laws and regulations governing the protection of the environment. We review changes in facts and circumstances associated with our environmental and reclamation obligations at least quarterly. There have been no material changes to our environmental and reclamation obligations since year-end 2011. However, updated cost assumptions, including increases and decreases to cost estimates, changes in the anticipated scope and timing of remediation activities and settlement of environmental matters may result in revisions to certain of our environmental obligations. As a result, we recorded adjustments to environmental obligations totaling net credits of $82 million in third-quarter 2012 and $36 million during the first nine months of 2012, compared with net charges of $31 million in third-quarter 2011 and $35 million during the first nine months of 2011.

Refer to Note 13 in our annual report on Form 10-K for the year ended December 31, 2011, for further information regarding our environmental and reclamation obligations.

Litigation and Other Contingencies
Other than as disclosed in Note 8 and Part II, Item 1. "Legal Proceedings" of our quarterly reports on Form 10-Q for the periods ended June 30, 2012, and March 31, 2012, there have been no material changes to our contingencies associated with legal proceedings and other matters since year-end 2011. Refer to Note 13 in our annual report on Form 10-K for the year ended December 31, 2011, for further information regarding legal proceedings and other matters.

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

We show adjustments for prior period open sales as separate line items. Because these adjustments do not result from current period sales, we have reflected these separately from revenues on current period sales. Noncash and other costs consist of items such as stock-based compensation costs, start-up costs, write-offs of equipment and/or unusual charges. They are removed from site production and delivery costs in the calculation of unit net cash costs. As discussed above, gold, molybdenum and other metal revenues at copper mines are reflected as credits against site production and delivery costs in the by-product method. Following are presentations under both the by-product and co-product methods together with reconciliations to amounts reported in our consolidated financial statements.

North America Copper Mines Product Revenues and Production Costs

Three Months Ended September 30, 2012
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,183	$1,183	$103	$21	$1,307

Site production and delivery, before net noncash and other costs shown below	649	584	71	13	668
By-product credits[a]	(105)	—	—	—	—
Treatment charges	40	39	—	1	40
Net cash costs	584	623	71	14	708
Depreciation, depletion and amortization	84	78	5	1	84
Noncash and other costs, net	40	38	1	1	40
Total costs	708	739	77	16	832
Revenue adjustments, primarily for pricing on prior period open sales	5	5	—	—	5
Gross profit	$480	$449	$26	$5	$480

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,307	$668	$84
Treatment charges	N/A	40	N/A
Net noncash and other costs	N/A	40	N/A
Revenue adjustments, primarily for pricing on prior period open sales	5	N/A	N/A
Eliminations and other	4	12	4
North America copper mines	1,316	760	88
South America mining	1,192	530	74
Indonesia mining	991	587	54
Africa mining	367	172	42
Molybdenum	308	273	18
Rod & Refining	1,228	1,222	2
Atlantic Copper Smelting & Refining	638	624	11
Corporate, other & eliminations	(1,623)	(1,576)	9
As reported in FCX’s consolidated financial statements	$4,417	$2,592	$298

a.	Molybdenum credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

North America Copper Mines Product Revenues and Production Costs (continued)

Three Months Ended September 30, 2011
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,240	$1,240	$146	$40	$1,426

Site production and delivery, before net noncash and other costs shown below	569	506	64	15	585
By-product credits[a]	(170)	—	—	—	—
Treatment charges	36	34	—	2	36
Net cash costs	435	540	64	17	621
Depreciation, depletion and amortization	64	59	4	1	64
Noncash and other costs, net	31	31	—	—	31
Total costs	530	630	68	18	716
Revenue adjustments, primarily for pricing on prior period open sales	(11)	(11)	—	—	(11)
Gross profit	$699	$599	$78	$22	$699

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,426	$585	$64
Treatment charges	N/A	36	N/A
Net noncash and other costs	N/A	31	N/A
Revenue adjustments, primarily for pricing on prior period open sales	(11)	N/A	N/A
Eliminations and other	4	12	3
North America copper mines	1,419	664	67
South America mining	1,053	478	64
Indonesia mining	1,362	503	62
Africa mining	276	142	32
Molybdenum	332	260	14
Rod & Refining	1,396	1,390	2
Atlantic Copper Smelting & Refining	837	826	11
Corporate, other & eliminations	(1,480)	(1,693)	5
As reported in FCX’s consolidated financial statements	$5,195	$2,570	$257

a.	Molybdenum credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

North America Copper Mines Product Revenues and Production Costs (continued)

Nine Months Ended September 30, 2012
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$3,755	$3,755	$363	$63	$4,181

Site production and delivery, before net noncash and other costs shown below	1,932	1,782	165	37	1,984
By-product credits[a]	(374)	—	—	—	—
Treatment charges	120	115	—	5	120
Net cash costs	1,678	1,897	165	42	2,104
Depreciation, depletion and amortization	262	247	12	3	262
Noncash and other costs, net	98	95	2	1	98
Total costs	2,038	2,239	179	46	2,464
Revenue adjustments, primarily for pricing on prior period open sales	6	6	—	—	6
Gross profit	$1,723	$1,522	$184	$17	$1,723

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$4,181	$1,984	$262
Treatment charges	N/A	120	N/A
Net noncash and other costs	N/A	98	N/A
Revenue adjustments, primarily for pricing on prior period open sales	6	N/A	N/A
Eliminations and other	12	47	13
North America copper mines	4,199	2,249	275
South America mining	3,462	1,483	208
Indonesia mining	2,897	1,676	153
Africa mining	994	456	114
Molybdenum	982	812	47
Rod & Refining	3,822	3,800	7
Atlantic Copper Smelting & Refining	2,045	1,988	31
Corporate, other & eliminations	(4,904)	(4,822)	21
As reported in FCX’s consolidated financial statements	$13,497	$7,642	$856

a.	Molybdenum credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

North America Copper Mines Product Revenues and Production Costs (continued)

Nine Months Ended September 30, 2011
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$3,820	$3,820	$429	$84	$4,333

Site production and delivery, before net noncash and other costs shown below	1,637	1,466	178	33	1,677
By-product credits[a]	(473)	—	—	—	—
Treatment charges	97	93	—	4	97
Net cash costs	1,261	1,559	178	37	1,774
Depreciation, depletion and amortization	185	173	10	2	185
Noncash and other costs, net	117	114	2	1	117
Total costs	1,563	1,846	190	40	2,076
Revenue adjustments, primarily for pricing on prior period open sales	(1)	(1)	—	—	(1)
Gross profit	$2,256	$1,973	$239	$44	$2,256

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$4,333	$1,677	$185
Treatment charges	N/A	97	N/A
Net noncash and other costs	N/A	117	N/A
Revenue adjustments, primarily for pricing on prior period open sales	(1)	N/A	N/A
Eliminations and other	7	32	11
North America copper mines	4,339	1,923	196
South America mining	3,903	1,330	187
Indonesia mining	4,656	1,547	179
Africa mining	963	422	98
Molybdenum	1,119	786	44
Rod & Refining	4,310	4,292	6
Atlantic Copper Smelting & Refining	2,252	2,274	30
Corporate, other & eliminations	(4,824)	(5,070)	16
As reported in FCX’s consolidated financial statements	$16,718	$7,504	$756

a.	Molybdenum credits and revenues reflect volumes produced at market-based pricing and also include tolling revenues at Sierrita.

b.	Includes gold and silver product revenues and production costs.

South America Mining Product Revenues and Production Costs

Three Months Ended September 30, 2012
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other		Total
Revenues, excluding adjustments	$1,132	$1,132	$84	[a]	$1,216

Site production and delivery, before net noncash and other costs shown below	503	464	45		509
By-product credits	(78)	—	—		—
Treatment charges	52	52	—		52
Net cash costs	477	516	45		561
Depreciation, depletion and amortization	74	71	3		74
Noncash and other costs, net	22	14	8		22
Total costs	573	601	56		657
Revenue adjustments, primarily for pricing on prior period open sales	23	23	—		23
Gross profit	$582	$554	$28		$582

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,216	$509	$74
Treatment charges	(52)	N/A	N/A
Net noncash and other costs	N/A	22	N/A
Revenue adjustments, primarily for pricing on prior period open sales	23	N/A	N/A
Eliminations and other	5	(1)	—
South America mining	1,192	530	74
North America copper mines	1,316	760	88
Indonesia mining	991	587	54
Africa mining	367	172	42
Molybdenum	308	273	18
Rod & Refining	1,228	1,222	2
Atlantic Copper Smelting & Refining	638	624	11
Corporate, other & eliminations	(1,623)	(1,576)	9
As reported in FCX’s consolidated financial statements	$4,417	$2,592	$298

a.
Includes gold sales of 21 thousand ounces ($1,736 per ounce average realized price), silver sales of 811 thousand ounces ($27.99 per ounce average realized price) and molybdenum sales of 2 million pounds ($9.71 per pound average realized price), which reflects molybdenum produced by Cerro Verde at market-based pricing.

South America Mining Product Revenues and Production Costs (continued)

Three Months Ended September 30, 2011
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other		Total
Revenues, excluding adjustments	$1,112	$1,112	$124	[a]	$1,236

Site production and delivery, before net noncash and other costs shown below	445	402	50		452
By-product credits	(117)	—	—		—
Treatment charges	43	43	—		43
Net cash costs	371	445	50		495
Depreciation, depletion and amortization	64	60	4		64
Noncash and other costs, net	27	22	5		27
Total costs	462	527	59		586
Revenue adjustments, primarily for pricing on prior period open sales	(147)	(147)	—		(147)
Gross profit	$503	$438	$65		$503

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,236	$452	$64
Treatment charges	(43)	N/A	N/A
Net noncash and other costs	N/A	27	N/A
Revenue adjustments, primarily for pricing on prior period open sales	(147)	N/A	N/A
Eliminations and other	7	(1)	—
South America mining	1,053	478	64
North America copper mines	1,419	664	67
Indonesia mining	1,362	503	62
Africa mining	276	142	32
Molybdenum	332	260	14
Rod & Refining	1,396	1,390	2
Atlantic Copper Smelting & Refining	837	826	11
Corporate, other & eliminations	(1,480)	(1,693)	5
As reported in FCX’s consolidated financial statements	$5,195	$2,570	$257

a.
Includes gold sales of 23 thousand ounces ($1,664 per ounce average realized price), silver sales of 834 thousand ounces ($40.75 per ounce average realized price) and molybdenum sales of 2 million pounds ($13.53 per pound average realized price), which reflects molybdenum produced by Cerro Verde at market-based pricing.

South America Mining Product Revenues and Production Costs (continued)

Nine Months Ended September 30, 2012
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other		Total
Revenues, excluding adjustments	$3,247	$3,247	$249	[a]	$3,496

Site production and delivery, before net noncash and other costs shown below	1,411	1,307	122		1,429
By-product credits	(231)	—	—		—
Treatment charges	147	147	—		147
Net cash costs	1,327	1,454	122		1,576
Depreciation, depletion and amortization	208	197	11		208
Noncash and other costs, net	63	41	22		63
Total costs	1,598	1,692	155		1,847
Revenue adjustments, primarily for pricing on prior period open sales	105	105	—		105
Gross profit	$1,754	$1,660	$94		$1,754

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$3,496	$1,429	$208
Treatment charges	(147)	N/A	N/A
Net noncash and other costs	N/A	63	N/A
Revenue adjustments, primarily for pricing on prior period open sales	105	N/A	N/A
Eliminations and other	8	(9)	—
South America mining	3,462	1,483	208
North America copper mines	4,199	2,249	275
Indonesia mining	2,897	1,676	153
Africa mining	994	456	114
Molybdenum	982	812	47
Rod & Refining	3,822	3,800	7
Atlantic Copper Smelting & Refining	2,045	1,988	31
Corporate, other & eliminations	(4,904)	(4,822)	21
As reported in FCX’s consolidated financial statements	$13,497	$7,642	$856

a.
Includes gold sales of 56 thousand ounces ($1,678 per ounce average realized price), silver sales of 2.2 million ounces ($28.84 per ounce average realized price) and molybdenum sales of 6 million pounds ($11.26 per pound average realized price), which reflects molybdenum produced by Cerro Verde at market-based pricing.

South America Mining Product Revenues and Production Costs (continued)

Nine Months Ended September 30, 2011
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other		Total
Revenues, excluding adjustments	$3,688	$3,688	$372	[a]	$4,060

Site production and delivery, before net noncash and other costs shown below	1,268	1,159	128		1,287
By-product credits	(353)	—	—		—
Treatment charges	164	164	—		164
Net cash costs	1,079	1,323	128		1,451
Depreciation, depletion and amortization	187	175	12		187
Noncash and other costs, net	68	60	8		68
Total costs	1,334	1,558	148		1,706
Revenue adjustments, primarily for pricing on prior period open sales	14	(6)	20		14
Gross profit	$2,368	$2,124	$244		$2,368

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$4,060	$1,287	$187
Treatment charges	(164)	N/A	N/A
Net noncash and other costs	N/A	68	N/A
Revenue adjustments, primarily for pricing on prior period open sales	14	N/A	N/A
Eliminations and other	(7)	(25)	—
South America mining	3,903	1,330	187
North America copper mines	4,339	1,923	196
Indonesia mining	4,656	1,547	179
Africa mining	963	422	98
Molybdenum	1,119	786	44
Rod & Refining	4,310	4,292	6
Atlantic Copper Smelting & Refining	2,252	2,274	30
Corporate, other & eliminations	(4,824)	(5,070)	16
As reported in FCX’s consolidated financial statements	$16,718	$7,504	$756

a.
Includes gold sales of 72 thousand ounces ($1,556 per ounce average realized price), silver sales of 2.3 million ounces ($38.70 per ounce average realized price) and molybdenum sales of 8 million pounds ($14.59 per pound average realized price), which reflects molybdenum produced by Cerro Verde at market-based pricing.

Indonesia Mining Product Revenues and Production Costs

Three Months Ended September 30, 2012
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver		Total
Revenues, excluding adjustments	$729	$729	$307	$15	[a]	$1,051

Site production and delivery, before net noncash and other costs shown below	578	401	169	8		578
Gold and silver credits	(324)	—	—	—		—
Treatment charges	44	30	13	1		44
Royalty on metals	25	18	7	—		25
Net cash costs	323	449	189	9		647
Depreciation and amortization	54	37	16	1		54
Noncash and other costs, net	9	7	2	—		9
Total costs	386	493	207	10		710
Revenue adjustments, primarily for pricing on prior period open sales	7	7	2	—		9
Gross profit	$350	$243	$102	$5		$350

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,051	$578	$54
Treatment charges	(44)	N/A	N/A
Royalty on metals	(25)	N/A	N/A
Net noncash and other costs	N/A	9	N/A
Revenue adjustments, primarily for pricing on prior period open sales	9	N/A	N/A
Indonesia mining	991	587	54
North America copper mines	1,316	760	88
South America mining	1,192	530	74
Africa mining	367	172	42
Molybdenum	308	273	18
Rod & Refining	1,228	1,222	2
Atlantic Copper Smelting & Refining	638	624	11
Corporate, other & eliminations	(1,623)	(1,576)	9
As reported in FCX’s consolidated financial statements	$4,417	$2,592	$298

a.	Includes silver sales of 469 thousand ounces ($33.04 per ounce average realized price).

Indonesia Mining Product Revenues and Production Costs (continued)

Three Months Ended September 30, 2011
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver		Total
Revenues, excluding adjustments	$831	$831	$650	$27	[a]	$1,508

Site production and delivery, before net noncash and other costs shown below	499	275	215	9		499
Gold and silver credits	(707)	—	—	—		—
Treatment charges	47	26	20	1		47
Royalty on metals	41	23	17	1		41
Net cash (credits) costs	(120)	324	252	11		587
Depreciation and amortization	62	34	27	1		62
Noncash and other costs, net	4	2	2	—		4
Total (credits) costs	(54)	360	281	12		653
Revenue adjustments, primarily for pricing on prior period open sales	(88)	(88)	28	2		(58)
Gross profit	$797	$383	$397	$17		$797

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,508	$499	$62
Treatment charges	(47)	N/A	N/A
Royalty on metals	(41)	N/A	N/A
Net noncash and other costs	N/A	4	N/A
Revenue adjustments, primarily for pricing on prior period open sales	(58)	N/A	N/A
Indonesia mining	1,362	503	62
North America copper mines	1,419	664	67
South America mining	1,053	478	64
Africa mining	276	142	32
Molybdenum	332	260	14
Rod & Refining	1,396	1,390	2
Atlantic Copper Smelting & Refining	837	826	11
Corporate, other & eliminations	(1,480)	(1,693)	5
As reported in FCX’s consolidated financial statements	$5,195	$2,570	$257

a.	Includes silver sales of 807 thousand ounces ($34.05 per ounce average realized price).

Indonesia Mining Product Revenues and Production Costs (continued)

Nine Months Ended September 30, 2012
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver		Total
Revenues, excluding adjustments	$1,863	$1,863	$1,150	$43	[a]	$3,056

Site production and delivery, before net noncash and other costs shown below	1,637	998	616	23		1,637
Gold and silver credits	(1,196)	—	—	—		—
Treatment charges	107	65	40	2		107
Royalty on metals	68	42	25	1		68
Net cash costs	616	1,105	681	26		1,812
Depreciation and amortization	153	93	58	2		153
Noncash and other costs, net	39	24	15	—		39
Total costs	808	1,222	754	28		2,004
Revenue adjustments, primarily for pricing on prior period open sales	13	13	3	—		16
Gross profit	$1,068	$654	$399	$15		$1,068

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$3,056	$1,637	$153
Treatment charges	(107)	N/A	N/A
Royalty on metals	(68)	N/A	N/A
Net noncash and other costs	N/A	39	N/A
Revenue adjustments, primarily for pricing on prior period open sales	16	N/A	N/A
Indonesia mining	2,897	1,676	153
North America copper mines	4,199	2,249	275
South America mining	3,462	1,483	208
Africa mining	994	456	114
Molybdenum	982	812	47
Rod & Refining	3,822	3,800	7
Atlantic Copper Smelting & Refining	2,045	1,988	31
Corporate, other & eliminations	(4,904)	(4,822)	21
As reported in FCX’s consolidated financial statements	$13,497	$7,642	$856

a.	Includes silver sales of 1.4 million ounces ($31.04 per ounce average realized price).

Indonesia Mining Product Revenues and Production Costs (continued)

Nine Months Ended September 30, 2011
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver		Total
Revenues, excluding adjustments	$3,040	$3,040	$1,829	$92	[a]	$4,961

Site production and delivery, before net noncash and other costs shown below	1,521	932	561	28		1,521
Gold and silver credits	(1,903)	—	—	—		—
Treatment charges	145	89	53	3		145
Royalty on metals	130	79	48	3		130
Net cash (credits) costs	(107)	1,100	662	34		1,796
Depreciation and amortization	179	110	66	3		179
Noncash and other costs, net	26	16	10	—		26
Total costs	98	1,226	738	37		2,001
Revenue adjustments, primarily for pricing on prior period open sales	(12)	(12)	(17)	(1)		(30)
Gross profit	$2,930	$1,802	$1,074	$54		$2,930

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$4,961	$1,521	$179
Treatment charges	(145)	N/A	N/A
Royalty on metals	(130)	N/A	N/A
Net noncash and other costs	N/A	26	N/A
Revenue adjustments, primarily for pricing on prior period open sales	(30)	N/A	N/A
Indonesia mining	4,656	1,547	179
North America copper mines	4,339	1,923	196
South America mining	3,903	1,330	187
Africa mining	963	422	98
Molybdenum	1,119	786	44
Rod & Refining	4,310	4,292	6
Atlantic Copper Smelting & Refining	2,252	2,274	30
Corporate, other & eliminations	(4,824)	(5,070)	16
As reported in FCX’s consolidated financial statements	$16,718	$7,504	$756

a.	Includes silver sales of 2.5 million ounces ($36.44 per ounce average realized price).

Africa Mining Product Revenues and Production Costs

Three Months Ended September 30, 2012
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt	Total
Revenues, excluding adjustments[a]	$312	$312	$64	$376

Site production and delivery, before net noncash and other costs shown below	143	127	39	166
Cobalt credits[b]	(41)	—	—	—
Royalty on metals	7	6	1	7
Net cash costs	109	133	40	173
Depreciation, depletion and amortization	42	38	4	42
Noncash and other costs, net	6	5	1	6
Total costs	157	176	45	221
Revenue adjustments, primarily for pricing on prior period open sales	(2)	(2)	—	(2)
Gross profit	$153	$134	$19	$153

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$376	$166	$42
Royalty on metals	(7)	N/A	N/A
Net noncash and other costs	N/A	6	N/A
Revenue adjustments, primarily for pricing on prior period open sales	(2)	N/A	N/A
Africa mining	367	172	42
North America copper mines	1,316	760	88
South America mining	1,192	530	74
Indonesia mining	991	587	54
Molybdenum	308	273	18
Rod & Refining	1,228	1,222	2
Atlantic Copper Smelting & Refining	638	624	11
Corporate, other & eliminations	(1,623)	(1,576)	9
As reported in FCX’s consolidated financial statements	$4,417	$2,592	$298

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

Africa Mining Product Revenues and Production Costs (continued)

Three Months Ended September 30, 2011
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt	Total
Revenues, excluding adjustments[a]	$226	$226	$56	$282

Site production and delivery, before net noncash and other costs shown below	101	92	31	123
Cobalt credits[b]	(34)	—	—	—
Royalty on metals	5	4	1	5
Net cash costs	72	96	32	128
Depreciation, depletion and amortization	32	27	5	32
Noncash and other costs, net	19	15	4	19
Total costs	123	138	41	179
Revenue adjustments, primarily for pricing on prior period open sales	(1)	(1)	—	(1)
Gross profit	$102	$87	$15	$102

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$282	$123	$32
Royalty on metals	(5)	N/A	N/A
Net noncash and other costs	N/A	19	N/A
Revenue adjustments, primarily for pricing on prior period open sales	(1)	N/A	N/A
Africa mining	276	142	32
North America copper mines	1,419	664	67
South America mining	1,053	478	64
Indonesia mining	1,362	503	62
Molybdenum	332	260	14
Rod & Refining	1,396	1,390	2
Atlantic Copper Smelting & Refining	837	826	11
Corporate, other & eliminations	(1,480)	(1,693)	5
As reported in FCX’s consolidated financial statements	$5,195	$2,570	$257

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

Africa Mining Product Revenues and Production Costs (continued)

Nine Months Ended September 30, 2012
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt	Total
Revenues, excluding adjustments[a]	$845	$845	$157	$1,002

Site production and delivery, before net noncash and other costs shown below	368	341	95	436
Cobalt credits[b]	(91)	—	—	—
Royalty on metals	18	16	2	18
Net cash costs	295	357	97	454
Depreciation, depletion and amortization	114	101	13	114
Noncash and other costs, net	20	18	2	20
Total costs	429	476	112	588
Revenue adjustments, primarily for pricing on prior period open sales	8	8	2	10
Gross profit	$424	$377	$47	$424

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,002	$436	$114
Royalty on metals	(18)	N/A	N/A
Net noncash and other costs	N/A	20	N/A
Revenue adjustments, primarily for pricing on prior period open sales	10	N/A	N/A
Africa mining	994	456	114
North America copper mines	4,199	2,249	275
South America mining	3,462	1,483	208
Indonesia mining	2,897	1,676	153
Molybdenum	982	812	47
Rod & Refining	3,822	3,800	7
Atlantic Copper Smelting & Refining	2,045	1,988	31
Corporate, other & eliminations	(4,904)	(4,822)	21
As reported in FCX’s consolidated financial statements	$13,497	$7,642	$856

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

Africa Mining Product Revenues and Production Costs (continued)

Nine Months Ended September 30, 2011
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt	Total
Revenues, excluding adjustments[a]	$779	$779	$201	$980

Site production and delivery, before net noncash and other costs shown below	313	275	105	380
Cobalt credits[b]	(136)	—	—	—
Royalty on metals	18	14	4	18
Net cash costs	195	289	109	398
Depreciation, depletion and amortization	98	83	15	98
Noncash and other costs, net	42	35	7	42
Total costs	335	407	131	538
Revenue adjustments, primarily for pricing on prior period open sales	(1)	(1)	2	1
Gross profit	$443	$371	$72	$443

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$980	$380	$98
Royalty on metals	(18)	N/A	N/A
Net noncash and other costs	N/A	42	N/A
Revenue adjustments, primarily for pricing on prior period open sales	1	N/A	N/A
Africa mining	963	422	98
North America copper mines	4,339	1,923	196
South America mining	3,903	1,330	187
Indonesia mining	4,656	1,547	179
Molybdenum	1,119	786	44
Rod & Refining	4,310	4,292	6
Atlantic Copper Smelting & Refining	2,252	2,274	30
Corporate, other & eliminations	(4,824)	(5,070)	16
As reported in FCX’s consolidated financial statements	$16,718	$7,504	$756

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

Henderson Molybdenum Mine Product Revenues and Production Costs

	Three Months Ended September 30,
(In millions)	2012	2011
Revenues, excluding adjustments	$119	$163

Site production and delivery, before net noncash and other costs shown below	54	55
Treatment charges and other	8	11
Net cash costs	62	66
Depreciation, depletion and amortization	9	10
Noncash and other costs, net	4	—
Total costs	75	76
Gross profit[a]	$44	$87

Reconciliation to Amounts Reported	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Three Months Ended September 30, 2012
Totals presented above	$119	$54	$9
Treatment charges and other	(8)	N/A	N/A
Net noncash and other costs	N/A	4	N/A
Henderson mine	111	58	9
Other molybdenum operations and eliminations[b]	197	215	9
Molybdenum	308	273	18
North America copper mines	1,316	760	88
South America mining	1,192	530	74
Indonesia mining	991	587	54
Africa mining	367	172	42
Rod & Refining	1,228	1,222	2
Atlantic Copper Smelting & Refining	638	624	11
Corporate, other & eliminations	(1,623)	(1,576)	9
As reported in FCX’s consolidated financial statements	$4,417	$2,592	$298

Three Months Ended September 30, 2011
Totals presented above	$163	$55	$10
Treatment charges and other	(11)	N/A	N/A
Net noncash and other costs	N/A	—	N/A
Henderson mine	152	55	10
Other molybdenum operations and eliminations[b]	180	205	4
Molybdenum	332	260	14
North America copper mines	1,419	664	67
South America mining	1,053	478	64
Indonesia mining	1,362	503	62
Africa mining	276	142	32
Rod & Refining	1,396	1,390	2
Atlantic Copper Smelting & Refining	837	826	11
Corporate, other & eliminations	(1,480)	(1,693)	5
As reported in FCX’s consolidated financial statements	$5,195	$2,570	$257

a.
Gross profit reflects sales of Henderson production to our Molybdenum sales company based on volumes produced at market-based pricing. On a consolidated basis, the Molybdenum division includes profits on sales as they are made to third parties and realizations based on actual contract terms. As a result, the actual gross profit realized will differ from the amounts reported in this table.

b.
Primarily includes amounts associated with the molybdenum sales company, which includes sales of molybdenum produced by our North and South America copper mines. Also includes the results of the Climax molybdenum mine, which commenced commercial production in May 2012.

Henderson Molybdenum Mine Product Revenues and Production Costs (continued)

	Nine Months Ended September 30,
(In millions)	2012	2011
Revenues, excluding adjustments	$383	$499

Site production and delivery, before net noncash and other costs shown below	159	158
Treatment charges and other	23	28
Net cash costs	182	186
Depreciation, depletion and amortization	25	27
Noncash and other costs, net	5	1
Total costs	212	214
Gross profit[a]	$171	$285

Reconciliation to Amounts Reported	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Nine Months Ended September 30, 2012
Totals presented above	$383	$159	$25
Treatment charges and other	(23)	N/A	N/A
Net noncash and other costs	N/A	5	N/A
Henderson mine	360	164	25
Other molybdenum operations and eliminations[b]	622	648	22
Molybdenum	982	812	47
North America copper mines	4,199	2,249	275
South America mining	3,462	1,483	208
Indonesia mining	2,897	1,676	153
Africa mining	994	456	114
Rod & Refining	3,822	3,800	7
Atlantic Copper Smelting & Refining	2,045	1,988	31
Corporate, other & eliminations	(4,904)	(4,822)	21
As reported in FCX’s consolidated financial statements	$13,497	$7,642	$856

Nine Months Ended September 30, 2011
Totals presented above	$499	$158	$27
Treatment charges and other	(28)	N/A	N/A
Net noncash and other costs	N/A	1	N/A
Henderson mine	471	159	27
Other molybdenum operations and eliminations[b]	648	627	17
Molybdenum	1,119	786	44
North America copper mines	4,339	1,923	196
South America mining	3,903	1,330	187
Indonesia mining	4,656	1,547	179
Africa mining	963	422	98
Rod & Refining	4,310	4,292	6
Atlantic Copper Smelting & Refining	2,252	2,274	30
Corporate, other & eliminations	(4,824)	(5,070)	16
As reported in FCX’s consolidated financial statements	$16,718	$7,504	$756

a.
Gross profit reflects sales of Henderson production to our Molybdenum sales company based on volumes produced at market-based pricing. On a consolidated basis, the Molybdenum division includes profits on sales as they are made to third parties and realizations based on actual contract terms. As a result, the actual gross profit realized will differ from the amounts reported in this table.

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

We caution readers that forward-looking statements are not guarantees of future performance and our actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include commodity prices, mine sequencing, production rates, industry risks, regulatory changes, political risks, the outcome of ongoing discussions with the Indonesian government, the potential effects of violence in Indonesia, the resolution of administrative disputes in the DRC, weather- and climate-related risks, labor relations, environmental risks, litigation results, currency translation risks and other factors described in more detail under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC as updated by our subsequent filings with the SEC.

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

There have been no material changes in our market risks during the three-month period ended September 30, 2012. For additional information on market risks, refer to “Disclosures About Market Risks” included in Part II, Item 7A. of our annual report on Form 10-K for the year ended December 31, 2011. For projected sensitivities of our operating cash flow to changes in commodity prices, refer to “Outlook” in Part I, Item 2. of this quarterly report on Form 10-Q for the period ended September 30, 2012; for projected sensitivities of our provisionally priced copper sales to changes in commodity prices refer to “Consolidated Results – Revenues” in Part I, Item 2. of this quarterly report on Form 10-Q for the period ended September 30, 2012.

Item 4.	Controls and Procedures.

(a)
Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective as of September 30, 2012.

(b)
Changes in internal control over financial reporting. During second-quarter 2011, we began a phased implementation of a new enterprise resource planning (ERP) information technology system to upgrade our information technology infrastructure and enhance operating efficiency and effectiveness. Implementation has been completed at our North America, South America and Africa mining operations, and has recently commenced at our Indonesia mining operations. We expect implementation of the ERP system to be completed at all of our operations over an approximate two-year period. During each phase of the implementation, an appropriate level of training of employees, testing of the system and monitoring of the financial results recorded in the system is conducted. Management has updated our system of internal control over financial reporting for the impacted operating business units.

With the exception of the ERP implementation described above, there has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2012, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to our risk factors during the three-month period ended September 30, 2012. For additional information on risk factors, refer to Part I, Item 1A. "Risk Factors" of our annual report on Form 10-K for the year ended December 31, 2011, as updated by Part II, Item 1A. "Risk Factors" of our quarterly report on Form 10-Q for the period ended June 30, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table sets forth information with respect to shares of Freeport-McMoRan Copper & Gold Inc. (FCX) common stock purchased by us during the three months ended September 30, 2012:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[a]	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs[a]

July 1-31, 2012	—	—	—	23,685,500
August 1-31, 2012	—	—	—	23,685,500
September 1-30, 2012	—	—	—	23,685,500
Total	—		—	23,685,500

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
Kathleen L. Quirk
Executive Vice President,
Chief Financial Officer & Treasurer
(authorized signatory
and Principal Financial Officer)

Date:  November 2, 2012

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