Form 10-K
period 2012-12-31
FREEPORT MCMORAN COPPER & GOLD INC
filed 2013-02-22
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act  ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).           ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   ☑ Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                             ☐ Yes ☑ No
The aggregate market value of common stock held by non-affiliates of the registrant was $33.0 billion on February 15, 2013, and $32.1 billion on June 29, 2012.
Common stock issued and outstanding was 949,530,599 shares on February 15, 2013, and 949,186,881 shares on June 29, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for our 2013 annual meeting of stockholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

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

PROPOSED ACQUISTIONS

In December 2012, FCX announced definitive merger agreements to acquire, in separate transactions, Plains Exploration & Production Company (PXP) and McMoRan Exploration Co. (MMR). Completion of each transaction is subject to receipt of PXP and MMR shareholder approval of their respective transactions, regulatory approvals (including United States (U.S.) antitrust clearance under the Hart-Scott Rodino Act) and other customary conditions. On December 26, 2012, the U.S. Federal Trade Commission granted early termination of the Hart-Scott Rodino waiting period with respect to both transactions. The PXP transaction is not conditioned on the closing of the MMR transaction, and the MMR transaction is not conditioned on the closing of the PXP transaction. PXP and MMR shareholder meetings to approve the respective transactions will be scheduled upon the effectiveness of the respective registration statements filed with the SEC. The transactions are expected to close in second-quarter 2013, subject to satisfaction of all conditions to closing.

Additionally in January 2013, FCX, through a newly formed joint venture, entered into a definitive agreement to acquire a cobalt chemical refinery in Kokkola, Finland, and the related sales and marketing business. The acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to close in second-quarter 2013.

The information contained in this Form 10-K does not reflect the impact of us acquiring PXP, MMR or the cobalt chemical business. Refer to Notes 1 and 20 for further discussion of these proposed acquisitions.

GENERAL

We are a leading international mining company with headquarters in Phoenix, Arizona, and incorporated under the laws of the state of Delaware on November 10, 1987. We are one of the world’s largest copper, gold and molybdenum mining companies in terms of reserves and production. Our portfolio of assets includes the Grasberg minerals district in Indonesia, significant mining operations in North and South America, and the Tenke Fungurume minerals district in the Democratic Republic of Congo (DRC). The Grasberg minerals district contains one of the largest copper and gold reserves in the world based on the latest available reserve data provided by third-party industry consultants.

We have significant reserves, resources and future development opportunities within our portfolio of assets. At December 31, 2012, consolidated recoverable proven and probable reserves totaled 116.5 billion pounds of copper, 32.5 million ounces of gold, 3.42 billion pounds of molybdenum, 321.4 million ounces of silver and 0.84 billion pounds of cobalt. Approximately 33 percent of our copper reserves are in North America, 33 percent are in South America, 27 percent are in Indonesia and 7 percent are in Africa. Approximately 95 percent of our gold reserves are in Indonesia, with our remaining gold reserves primarily in South America. Approximately 79 percent of our molybdenum reserves are in North America, with our remaining molybdenum reserves in South America. Refer to “Ore Reserves” for further discussion.

In North America, we currently operate seven copper mines – Morenci, Bagdad, Safford, Sierrita and Miami in Arizona, and Tyrone and Chino in New Mexico, and two molybdenum mines – Henderson and Climax in Colorado. Certain of our North America copper mines (Sierrita, Bagdad, Morenci and Chino) also produce molybdenum concentrates.

In South America, we operate four copper mines – Cerro Verde in Peru, and El Abra, Candelaria and Ojos del Salado in Chile. In addition to copper, the Cerro Verde mine also produces molybdenum concentrates, and the Candelaria and Ojos del Salado mines produce gold and silver.

In Indonesia, PT Freeport Indonesia operates the mines in the Grasberg minerals district. In addition to copper, the Grasberg minerals district also produces significant quantities of gold and silver.

In Africa, Tenke Fungurume Mining S.A.R.L. (TFM) operates the mines in the Tenke Fungurume minerals district (the Tenke mines). In addition to copper, Tenke produces cobalt hydroxide.

A summary of our consolidated copper, gold and molybdenum production for the year 2012 by geographic location follows:

	Copper	Gold	Molybdenum
North America	37%	1%	91%	[a]
South America	34%	9%	9%
Indonesia	19%	90%	N/A
Africa	10%	N/A	N/A

a. For the year 2012, 53 percent of our consolidated molybdenum production in North America was from the Henderson and Climax primary molybdenum mines. The Climax molybdenum mine began commercial production in May 2012.

Refer to "Production Data" for further information.

The locations of our operating mines are shown on the map below. For information about our operating segments and financial data by geographic area refer to Note 17.

FCX Operating Mine Locations

North America
Morenci
Bagdad
Safford
Sierrita
Miami
Tyrone
Chino
Henderson
Climax
South America
Cerro Verde
El Abra
Candelaria
Ojos del Salado
Africa
Tenke Fungurume
Indonesia
Grasberg

The diagram below shows our ownership interest in our operating mines at December 31, 2012.

FCX
100%
Freeport-McMoRan Corporation
90.64%
PT Freeport Indonesia
100%
North America:
Morenci (85%)
Bagdad
Safford
Sierrita
Miami
Tyrone
Chino
Henderson
Climax
Varying Interests
South America:
Cerro Verde (53.56%)
El Abra (51%)
Candelaria (80%)
Ojos del Salado (80%)
56%
Africa:
Tenke Fungurume
Grasberg

COPPER, GOLD AND MOLYBDENUM

A brief discussion of our primary metals appears below. For further discussion of historical market prices of these metals refer to MD&A.

Copper
Copper is an internationally traded commodity, and its prices are determined by the major metals exchanges – the London Metal Exchange (LME), New York Mercantile Exchange (COMEX) and Shanghai Futures Exchange (SHFE). Prices on these exchanges generally reflect the worldwide balance of copper supply and demand, and can be volatile and cyclical. During 2012, LME spot copper prices ranged from a low of $3.29 per pound to a high of $3.93 per pound, averaged $3.61 per pound and closed at $3.59 per pound on December 31, 2012.

In general, demand for copper reflects the rate of underlying world economic growth, particularly in industrial production and construction. According to Wood Mackenzie, a widely followed independent metals market consultant, copper’s end-use markets (and their estimated shares of total consumption) are:

Electrical applications	34%
Construction	31%
Industrial machinery	13%
Transportation	13%
Consumer products	9%

Gold
Gold is used for jewelry, coinage and bullion as well as various industrial and electronic applications. Gold can be readily sold on numerous markets throughout the world. Benchmark prices are generally based on London Bullion Market Association (London) quotations. During 2012, London PM gold prices ranged from a low of $1,540 per ounce to a high of $1,792 per ounce, averaged $1,669 per ounce and closed at $1,658 per ounce on December 31, 2012.

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

Construction steel	40%
Stainless steel	20%
Chemicals	14%
Tool and high-speed steel	10%
Cast iron	7%
Molybdenum metal	5%
Superalloys	4%

Reference prices for molybdenum are available in several publications, including Metals Week, Ryan’s Notes and Metal Bulletin. During 2012, the weekly average price of molybdenum quoted by Metals Week ranged from a low of $10.90 per pound to a high of $14.80 per pound, averaged $12.74 per pound and was $11.60 per pound on December 31, 2012.

PRODUCTS AND SALES

FCX’s consolidated revenues for 2012 primarily included sales of copper (79 percent), gold (10 percent) and molybdenum (7 percent). PT Freeport Indonesia’s sales to PT Smelting (PT Freeport Indonesia's 25 percent owned copper smelter and refinery in Indonesia - refer to "Smelting Facilities" for further discussion) represented 11 percent of our consolidated revenues in 2012 and 2011, and 12 percent in 2010. No other customer accounted for more than 10 percent of our consolidated revenues in any of the past three years.

Refer to Note 17 for a summary of our consolidated revenues and operating income by business segment and geographic area.

Copper Products
We are one of the world’s leading producers of copper concentrate, cathode and continuous cast copper rod. During 2012, 46 percent of our mined copper was sold in concentrate, 28 percent as cathode and 26 percent as rod from our North America operations.

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

Copper Cathode.  We produce copper cathode at our electrolytic refinery located in El Paso, Texas, and at 10 of our mines. In North America, SX/EW cathode is produced from our Morenci, Bagdad, Safford, Sierrita, Miami, Tyrone and Chino mines; in South America from our Cerro Verde and El Abra mines; and from our Tenke mines in Africa. Atlantic Copper S.L.U. (Atlantic Copper, our wholly owned copper smelting and refining unit in Spain - refer to "Smelting Facilities" for further discussion) and PT Smelting also produce copper cathode.

Continuous Cast Copper Rod.  We manufacture continuous cast copper rod at our facilities in El Paso, Texas; Norwich, Connecticut; and Miami, Arizona, primarily using copper cathode produced at our North America copper mines.

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

Copper Sales
North America.  The majority of the copper produced at our North America copper mines and refined in our El Paso, Texas, refinery is consumed at our rod plants. The remainder of our North America copper production is sold in the form of copper cathode or copper concentrate under U.S. dollar-denominated annual contracts. Cathode and rod contract prices are generally based on the prevailing COMEX monthly average spot price for the month of shipment and include a premium. Generally, copper rod is sold to wire and cable manufacturers, while cathode is sold to rod, brass or tube fabricators. Additionally, during 2012 six percent of our North America mines' copper sales volumes were shipped to Atlantic Copper.

South America.  Production from our South America mines is sold as copper concentrate or copper cathode under U.S. dollar-denominated, annual and multi-year contracts. Our South America mines generally sell approximately 60 to 70 percent of their copper production in concentrate and the rest as cathode. During 2012, 15 percent of our South America mines' copper sales volumes were shipped to Atlantic Copper.

Substantially all of South America’s copper concentrate and cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) primarily based on quoted LME monthly average spot copper prices. Revenues from South America’s concentrate sales are recorded net of treatment and refining charges (i.e., fees paid to smelters and refiners that are generally negotiated annually), including any applicable price participation charges that are based on the market price of copper. In addition, because a portion of the metals contained in copper concentrates is unrecoverable from the smelting process, revenues from South America’s concentrate sales are also recorded net of allowances for unrecoverable metals, which are a negotiated term of the contracts and vary by customer.

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

A summary of PT Freeport Indonesia’s aggregate percentage concentrate sales to PT Smelting, Atlantic Copper and to third parties for the last three years follows:

	2012	2011	2010
PT Smelting	52%	44%	36%
Atlantic Copper	11%	10%	21%
Third parties	37%	46%	43%
	100%	100%	100%

Substantially all of PT Freeport Indonesia's concentrate sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) primarily based on quoted LME monthly average spot copper prices. Revenues from PT Freeport Indonesia's concentrate sales are recorded net of royalties, treatment and refining charges, and allowances for unrecoverable metals.

Africa.  TFM sells its production in the form of copper cathode under U.S. dollar-denominated contracts. Substantially all of TFM's cathode sales provide final copper pricing in the month after the shipment date based on quoted LME monthly average spot copper prices. Revenues from TFM's cathode sales are recorded net of royalties and also include adjustments for point-of-sale transportation costs that are negotiated in customer contracts.

Europe.  Atlantic Copper sells copper cathode directly to rod and brass mills, primarily located in Europe. Atlantic Copper has occasionally sold copper cathode to merchants. Copper cathode is generally sold under annual contracts and priced based on the LME monthly average spot price for the month of arrival at the buyer’s facilities.

Our copper mining operations provide Atlantic Copper with at least half of its concentrate requirements at market prices.

Following is a summary of Atlantic Copper's concentrate purchases from our copper mining operations and third parties for the last three years:

	2012	2011	2010
North America copper mines	16%	2%	—%
South America mining	31%	30%	25%
Indonesia mining	10%	17%	28%
Third parties	43%	51%	47%
	100%	100%	100%

Gold Products and Sales
We also produce gold, primarily from the Grasberg minerals district. Gold is primarily sold as a component of our copper concentrate or in slimes, which are a product of the smelting and refining process. Gold generally is priced at the average London price for a specified month near the month of shipment. Revenues from gold sold as a component of our copper concentrate are recorded net of treatment and refining charges. Revenues from gold sold in slimes are recorded net of refining charges.

Molybdenum Products and Sales
We are the world’s largest producer of molybdenum and molybdenum-based chemicals. In addition to production from our Henderson and Climax molybdenum mines, we produce molybdenum concentrate at certain of our North America copper mines, and at our Cerro Verde copper mine in Peru.

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

Cobalt, Silver and Other Products and Sales
We produce cobalt hydroxide at the Tenke mines. Cobalt hydroxide is priced at a discount to the average monthly low price published by Metal Bulletin for a specified month near the month of shipment. We produce silver as a component of our copper concentrate or in slimes. Silver generally is priced at the average London Bullion Market Association price for a specified month near the month of shipment. Sales of cobalt hydroxide, silver and other metals, such as rhenium and magnetite, do not represent a significant component of our total consolidated revenues.

MINES

Following are maps and descriptions of our mining operations in North America (including both copper and molybdenum operations), South America, Indonesia and Africa.

North America
In the U.S., most of the land occupied by our copper and molybdenum mines, concentrators, SX/EW facilities, smelter, refinery, rod mills, molybdenum roasters and processing facilities is generally owned by us or is located on unpatented mining claims owned by us. Certain portions of our Bagdad, Sierrita, Miami, Tyrone, Chino, Cobre, Henderson and Climax operations are located on government-owned land and are operated under a Mine Plan of Operations or other use permit. Various federal and state permits or leases on government land are held for purposes incidental to mine operations.

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

The Morenci operation consists of a 50,000 metric ton-per-day concentrator, that produces copper and molybdenum concentrates; a 68,000 metric ton-per-day crushed-ore leach pad and stacking system; a low-grade run-of-mine (ROM) leaching system; four SX plants; and three EW tank houses that produce copper cathode. Total EW tank house capacity is approximately 900 million pounds of copper per year. Morenci’s concentrate leach, direct-electrowinning facility was commissioned in third-quarter 2007 and processed copper concentrate until early 2009 when it was placed on care-and-maintenance status. The available mining fleet consists of one hundred and three 236-metric ton and nine 363-metric ton haul trucks loaded by 12 shovels with bucket sizes ranging from 47 to 57 cubic meters, which are capable of moving over 800,000 metric tons of material per day.

During 2011, we completed the ramp up of Morenci's mining rates to 635,000 metric tons of ore per day and milling rates to approximately 50,000 metric tons of ore per day. We are currently engaged in a project to expand mining and milling capacity at Morenci to process additional sulfide ore identified through exploratory drilling. The project is targeting incremental annual production of approximately 225 million pounds of copper in 2014 (an approximate 40 percent increase from 2012) through increases in mining rates to 815,000 metric tons of ore per day and milling rates to 115,000 metric tons of ore per day. Refer to “Development Projects and Exploration” for further discussion.

Morenci’s production, including our joint venture partner’s share, totaled 632 million pounds of copper and 3 million pounds of molybdenum in 2012, 614 million pounds of copper and 2 million pounds of molybdenum in 2011 and 514 million pounds of copper in 2010.

Morenci is located in a desert environment with rainfall averaging 13 inches per year. The highest bench elevation is 2,000 meters above sea level and the ultimate pit bottom is expected to have an elevation of 840 meters above sea level. The Morenci operation encompasses approximately 64,750 acres, comprising approximately 50,800 acres of patented mining claims and other fee lands, approximately 10,900 acres of unpatented mining claims and approximately 3,050 acres of land held by state or federal permits, easements and rights-of-way.

The Morenci operation's electrical power is primarily sourced from Tucson Electric Power Company, Arizona Public Service Company and the Luna Energy facility (in which we own a one-third interest) in Deming, New Mexico. Although we believe the Morenci operation has sufficient water sources to support current operations, we are a party to litigation that may impact our water rights claims or rights to continued use of currently available water supplies, which could adversely affect our water supply for the Morenci operation. Refer to Item 1A. "Risk Factors" and Item 3. “Legal Proceedings,” for further discussion.

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

The Bagdad operation consists of a 75,000 metric ton-per-day concentrator that produces copper and molybdenum concentrates, an SX/EW plant that can produce up to 25 million pounds per year of copper cathode from solution generated by low-grade stockpile leaching, and a pressure leach plant to process molybdenum concentrates. The available mining fleet consists of thirty 235-metric ton haul trucks loaded by five shovels with bucket sizes ranging from 40 to 56 cubic meters, which are capable of moving over 200,000 metric tons of material per day.

Bagdad’s production totaled 197 million pounds of copper and 10 million pounds of molybdenum in 2012, 194 million pounds of copper and 10 million pounds of molybdenum in 2011, and 203 million pounds of copper and 7 million pounds of molybdenum in 2010.

Bagdad is located in a desert environment with rainfall averaging 15 inches per year. The highest bench elevation is 1,200 meters above sea level and the ultimate pit bottom is expected to be 310 meters above sea level. The Bagdad operation encompasses approximately 21,750 acres, comprising approximately 21,150 acres of patented mining claims and other fee lands, and approximately 600 acres of unpatented mining claims.

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

The property is a mine-for-leach project and produces copper cathodes. The operation consists of two open pits feeding a crushing facility with a capacity of 103,000 metric tons per day. The crushed ore is delivered to a single leach pad by a series of overland and portable conveyors. Leach solutions feed a SX/EW facility with a capacity of 240 million pounds of copper per year. A sulphur burner plant is also in operation at Safford, providing a cost-effective source of sulphuric acid used in SX/EW operations. The available mining fleet consists of twenty 235-metric ton haul trucks loaded by four shovels with bucket sizes ranging from 31 to 34 cubic meters, which are capable of moving an average of 225,000 metric tons of material per day.

Safford’s copper production totaled 175 million pounds in 2012, 151 million pounds in 2011 and 143 million pounds in 2010.

Safford is located in a desert environment with rainfall averaging 10 inches per year. The highest bench elevation is 1,250 meters above sea level and the ultimate pit bottom is expected to have an elevation of 750 meters above sea level. The Safford operation encompasses approximately 25,000 acres, comprising approximately 21,000 acres of patented lands, approximately 3,950 acres of unpatented lands, and approximately 50 acres of land held by federal permit.

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

The Sierrita operation includes a 102,000 metric ton-per-day concentrator that produces copper and molybdenum concentrates. Sierrita also produces copper from a ROM oxide-leaching system. Cathode copper is plated at the Twin Buttes EW facility, which has a design capacity of approximately 50 million pounds of copper per year. In 2004, a copper sulfate crystal plant began production, which has the capacity to produce 40 million pounds of copper sulfate per year. The Sierrita operation also has molybdenum facilities consisting of a leaching circuit, two molybdenum roasters and a packaging facility. The molybdenum facilities process molybdenum concentrate produced by Sierrita, from our other mines and from third-party sources. The available mining fleet consists of twenty-five 235-metric ton haul trucks loaded by four shovels with bucket sizes ranging from 34 to 56 cubic meters, which are capable of moving an average of 200,000 metric tons of material per day.

Sierrita’s production totaled 157 million pounds of copper and 21 million pounds of molybdenum in 2012, 177 million pounds of copper and 23 million pounds of molybdenum in 2011, and 147 million pounds of copper and 18 million pounds of molybdenum in 2010.

Sierrita is located in a desert environment with rainfall averaging 12 inches per year. The highest bench elevation is 1,160 meters above sea level and the ultimate pit bottom is expected to be 440 meters above sea level. The Sierrita operation, including the adjacent Twin Buttes site (refer to "Development Projects and Exploration" for further discussion), encompasses approximately 37,650 acres, comprising approximately 13,300 acres of patented mining claims, and approximately 24,350 acres of split-estate lands.

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

Since about 1915, the Miami mining operation had processed copper ore using both flotation and leaching technologies. Current operations include leaching by the SX/EW process. The design capacity of the SX/EW plant is 200 million pounds of copper per year. The available mining fleet consists of twenty 227-metric ton haul trucks loaded by three shovels with bucket sizes ranging from 31 to 34 cubic meters, which are capable of moving an average of 93,000 metric tons of material per day.

Miami’s copper production totaled 66 million pounds in both 2012 and 2011, and 18 million pounds in 2010.

Miami is located in a desert environment with rainfall averaging 18 inches per year. The highest bench elevation is 1,390 meters above sea level, and the ultimate pit bottom will have an elevation of 810 meters above sea level. The Miami operation encompasses approximately 9,100 acres, comprising approximately 8,750 acres of patented mining claims and other fee lands, and approximately 350 acres of unpatented mining claims.

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

The Tyrone mine is a porphyry copper deposit. Mineralization is predominantly secondary sulfide consisting of chalcocite with leachable oxide mineralization consisting of chrysocolla.

Copper processing facilities consist of a SX/EW operation with a maximum capacity of approximately 100 million pounds of copper cathodes per year. The available mining fleet consists of twenty-one 240-metric ton haul trucks loaded by three shovels with bucket sizes ranging from 17 to 47 cubic meters, which are capable of moving an average of 136,000 metric tons of material per day.

Tyrone’s copper production totaled 83 million pounds in 2012, 76 million pounds in 2011 and 82 million pounds in 2010.

Tyrone is located in a desert environment with rainfall averaging 16 inches per year. The highest bench elevation is 2,000 meters above sea level and the ultimate pit bottom is expected to have an elevation of 1,500 meters above sea level. The Tyrone operation encompasses approximately 35,200 acres, comprising 18,750 acres of patented mining claims and other fee lands, and 16,450 acres of unpatented mining claims.

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

The Chino operation consists of a 36,000 metric ton-per-day concentrator that produces copper and molybdenum concentrates, and a 150 million pound-per-year SX/EW plant that produces copper cathode from solution generated by ROM leaching. The available mining fleet consists of thirty-four 240-metric ton haul trucks loaded by four shovels with bucket sizes ranging from 42 to 48 cubic meters, which are capable of moving an average of 218,000 metric tons of material per day.

During 2011, we restarted mining and milling activities at the Chino mine. Ramp up activities at Chino are continuing, with production of approximately 250 million pounds of copper per year targeted in 2014. Chino's production totaled 144 million pounds of copper and 2 million pounds of molybdenum in 2012, 69 million pounds of copper in 2011 and 34 million pounds of copper in 2010 from residual leaching operations.

Chino is located in a desert environment with rainfall averaging 16 inches per year. The highest bench elevation is 2,250 meters above sea level, and the ultimate pit bottom is expected to be 1,500 meters above sea level. The Chino operation encompasses approximately 118,600 acres, comprising approximately 113,200 acres of patented mining claims and other fee lands, and approximately 5,400 acres of unpatented mining claims.

Chino receives power from the Luna Energy facility and from the open market. We believe Chino has sufficient water resources to support current operations.

Henderson and Climax

Henderson Mill
Henderson Mine
40
Town
Railway
Mine
Empire
Denver
70
9
70
Dillon
70
Climax Mine
91
Leadville
N
0 5 10
MILES
LOCATOR MAP
Denver
Colorado

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

The Henderson operation consists of a large block-cave underground mining complex feeding a concentrator with a current capacity of approximately 32,000 metric tons per day. Henderson has the capacity to produce approximately 40 million pounds of molybdenum per year. The majority of the molybdenum concentrate produced is shipped to our Fort Madison, Iowa, processing facility. The available underground mining equipment fleet consists of thirteen 9-metric ton load-haul-dump (LHD) units and six 73-metric ton haul trucks, which deliver ore to a gyratory crusher feeding a series of three overland conveyors to the mill stockpiles.

Henderson’s molybdenum production totaled 34 million pounds in 2012, 38 million pounds in 2011 and 40 million pounds in 2010.

The Henderson mine is located in a mountain region with the main access shaft at 3,180 meters above sea level. The main production levels are currently at elevations of 2,200 and 2,350 meters above sea level. This region experiences significant snowfall during the winter months.

The Henderson mine and mill operations encompass approximately 11,900 acres, comprising approximately 11,850 acres of patented mining claims and other fee lands, and an approximate 50-acre easement with the U.S. Forest Service for the surface portion of the conveyor corridor.

Henderson operations receive electrical power through long-term contracts with Xcel Energy and natural gas through long-term contracts with Anadarko Energy Services Company (and effective March 1, 2013, Seminole Energy Services Company) with Xcel Energy as the transporter. We believe the Henderson operation has sufficient water resources to support current operations.

Climax
Our wholly owned Climax mine is located 13 miles northeast of Leadville, Colorado, off Colorado State Highway 91 at the top of Fremont Pass. The mine is accessible by paved roads.

The Climax ore body is a porphyry molybdenum deposit with molybdenite as the primary sulfide mineral.

The Climax open-pit mine, which was commissioned in second-quarter 2012, includes a 25,000 metric ton-per-day mill facility. Molybdenum production from Climax totaled 7 million pounds in 2012 and is targeted to produce 20 million pounds for 2013, with the potential to produce 30 million pounds per year, depending on market conditions. The fleet consists of two hydraulic shovels and seven 177-metric ton haul trucks.

The Climax mine is located in a mountain region with snowfall averaging 23 feet per year. The highest bench elevation is approximately 4,050 meters above sea level, and the ultimate pit bottom is expected to have an elevation of approximately 3,100 meters above sea level. The operations encompass approximately 14,350 acres.

Climax operations receive electrical power through long-term contracts with Xcel Energy and natural gas through long-term contracts with Anadarko Energy Services Company (and effective March 1, 2013, Seminole Energy Services Company), with Xcel Energy as the transporter. We believe the Climax operation has sufficient water resources to support current operations.

Other North America Mines

In addition to the currently operating mines described above, we have four non-operating copper mines – Ajo, Bisbee and Tohono in Arizona, and Cobre in New Mexico – that have been on care-and-maintenance status for several years and would require additional capital investment, which could be significant, to return them to operating status.

We also own the Twin Buttes copper mine, which ceased operations in 1994 and is adjacent to our Sierrita mine in Arizona. Refer to "Development Projects and Exploration" for further discussion.

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

Cerro Verde

We have a 53.56 percent ownership interest in Cerro Verde, with the remaining 46.44 percent held by SMM Cerro Verde Netherlands B.V. (21.0 percent), Compañia de Minas Buenaventura S.A.A. (19.58 percent) and other stockholders whose shares are publicly traded on the Lima Stock Exchange (5.86 percent).

Cerro Verde is an open-pit copper and molybdenum mining complex that has been in operation since 1976 and is located 20 miles southwest of Arequipa, Peru. The site is accessible by paved highway. A majority of Cerro Verde’s copper cathode production is sold locally and the remaining copper cathodes and concentrate production are transported approximately 70 miles by truck and rail to the Port of Matarani for shipment to international markets.

The Cerro Verde mine is a porphyry copper deposit that has oxide and secondary sulfide mineralization, and primary sulfide mineralization. The predominant oxide copper minerals are brochantite, chrysocolla, malachite and copper “pitch.” Chalcocite and covellite are the most important secondary copper sulfide minerals. Chalcopyrite and molybdenite are the dominant primary sulfides.

Cerro Verde’s current operation consists of an open-pit copper mine, a 120,000 metric ton-per-day concentrator and SX/EW leaching facilities. Leach copper production is derived from a 39,000 metric ton-per-day crushed leach facility and a ROM leach system. This leaching operation has a capacity of approximately 200 million pounds of copper per year. The available fleet consists of thirty-two 230-metric ton haul trucks loaded by four electric shovels with bucket sizes ranging in size from 33 to 53 cubic meters and one hydraulic shovel with a bucket size of 21 cubic meters, which are capable of moving an average of 337,000 metric tons of material per day.

Cerro Verde’s production totaled 595 million pounds of copper and 8 million pounds of molybdenum in 2012, 647 million pounds of copper and 10 million pounds of molybdenum in 2011, and 668 million pounds of copper and 7 million pounds of molybdenum in 2010.

Refer to “Development Projects and Exploration” for further discussion of the large-scale expansion at Cerro Verde that would expand the concentrator facilities to 360,000 metric tons of ore per day and provide incremental annual production of approximately 600 million pounds of copper and 15 million pounds of molybdenum beginning in 2016.

Cerro Verde is located in a desert environment with rainfall averaging 1.5 inches per year and is in an active seismic zone. The highest bench elevation is 2,753 meters above sea level and the ultimate pit bottom is expected to be 1,568 meters above sea level. Cerro Verde has a mining concession covering approximately 157,000 acres plus approximately 25 acres of owned property, and approximately 80 acres of rights-of-way outside the mining concession area.

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

Cerro Verde has also reached an agreement with the Regional Government of Arequipa, the National Government, Servicio de Agua Potable y Alcantarillado de Arequipa S.A. (SEDAPAR) and other local institutions to allow it to finance the engineering and construction of a wastewater treatment plant for Arequipa, should Cerro Verde proceed with plans for a large-scale expansion. Once Cerro Verde obtains a license for the treated water, it would be used to supplement its existing water supplies to support the potential concentrator expansion.

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

The El Abra operation consists of an open-pit copper mine and a SX/EW facility with a capacity of 500 million pounds of copper cathode per year from a 125,000 metric ton-per-day crushed leach circuit and a similar-sized ROM leaching operation. The available fleet consists of forty 220-metric ton haul trucks loaded by four shovels with buckets ranging in size from 26 to 41 cubic meters, which are capable of moving an average of 223,000 metric tons of material per day.

During 2011, we commenced production from El Abra’s sulfide ores. Production from the sulfide ore is replacing the depleting oxide copper production. El Abra’s copper production totaled 338 million pounds in 2012, 274 million pounds in 2011 and 320 million pounds in 2010.

We are also engaged in pre-feasibility studies for a potential large-scale milling operation at El Abra to process additional sulfide material and to achieve higher recoveries. Exploration results at El Abra have identified a significant sulfide resource.

El Abra is located in a desert environment with rainfall averaging less than one inch per year and is in an active seismic zone. The highest bench elevation is 4,180 meters above sea level and the ultimate pit bottom is expected to be 3,430 meters above sea level. El Abra controls a total of approximately 151,300 acres of mining claims covering the ore deposit, stockpiles, process plant, and water wellfield and pipeline. In addition, El Abra has land surface rights for the road between the processing plant and the mine, the water wellfield, power transmission lines and for the water pipeline from the Salar de Ascotán aquifer.

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

The Candelaria operation consists of an open-pit copper mine and a 6,000 metric ton-per-day underground copper mine, which is mined by sublevel stoping, feeding a 75,000 metric ton-per-day concentrator.  The available fleet consists of forty-eight 225-metric ton haul trucks loaded by six shovels with bucket sizes ranging from 28 to 43 cubic meters, which are capable of moving 250,000 metric tons of material per day.

Candelaria’s production totaled 271 million pounds of copper and 69 thousand ounces of gold in 2012, 327 million pounds of copper and 85 thousand ounces of gold in 2011, and 300 million pounds of copper and 76 thousand ounces of gold in 2010.

Candelaria is located in a desert environment with rainfall averaging less than one inch per year and is in an active seismic zone. The highest bench elevation is 675 meters above sea level and the ultimate pit bottom is expected to be 32 meters below sea level. The Candelaria property encompasses approximately 13,400 acres, including approximately 125 acres for the port facility in Caldera. The remaining property consists of mineral rights owned by us in which the surface is not owned but is controlled by us, which is consistent with Chilean law.

Candelaria receives electrical power through long-term contracts with AES Gener S.A., a local energy company. Candelaria’s water supply comes from well fields in the area of Tierra Amarilla and Copiapó that draw water from the Copiapó River aquifer. Because of rapid depletion of that aquifer in recent years, Candelaria is expanding its sources of water supply. During 2010, we completed construction of a pipeline to bring water from a nearby water treatment facility. In addition, we have substantially completed the construction of a desalination plant and pipeline that will supply Candelaria’s longer term water needs. For further discussion of risks associated with the availability of water, see Item 1A. “Risk Factors.”

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

The Ojos del Salado operation has a capacity of 3,800 metric tons per day of ore from the Santos underground mine and 4,000 metric tons of ore per day from the Alcaparrosa underground mine. The ore from both mines is mined by sublevel stoping since both the ore and enclosing rocks are competent. The broken ore is removed from the stopes using scoops and loaded into an available fleet of twenty-six 28-metric ton trucks, which transport the ore to the surface. The ore from the Santos mine is hauled directly to the Ojos del Salado mill for processing, and the ore from the Alcaparrosa mine is reloaded into six 54-metric ton trucks and hauled seven miles to the Candelaria mill for processing. The Ojos del Salado concentrator has the capacity to produce over 30 million pounds of copper and 9 thousand ounces of gold per year. Tailings from the Ojos del Salado mill are pumped to the Candelaria tailings facility for final deposition. The Candelaria facility has sufficient capacity for the remaining Ojos del Salado tailings.

Ojos del Salado’s production totaled 53 million pounds of copper and 14 thousand ounces of gold in 2012, 58 million pounds of copper and 16 thousand ounces of gold in 2011, and 66 million pounds of copper and 17 thousand ounces of gold in 2010.

Ojos del Salado is located in a desert environment with rainfall averaging less than one inch per year and is in an active seismic zone. The highest underground level is at an elevation of 500 meters above sea level, with the lowest underground level at 150 meters above sea level. The Ojos del Salado mineral rights encompass approximately 15,800 acres, which includes approximately 6,800 acres of owned land in and around the Ojos del

Salado underground mines and plant site. The remaining property consists of mineral rights owned by us in which the surface is not owned but is controlled by us, which is consistent with Chilean law.

Ojos del Salado receives electrical power through long-term contracts with AES Gener S.A. Ojos del Salado’s water supply comes from well fields in the area of Tierra Amarilla and Copiapó that draw water from the Copiapó River aquifer. For a discussion of risks associated with the availability of water, see Item 1A. “Risk Factors.”

Indonesia

Ownership. PT Freeport Indonesia is a limited liability company organized under the laws of the Republic of Indonesia and incorporated in Delaware. We directly own 81.28 percent of the outstanding common stock of PT Freeport Indonesia and indirectly own 9.36 percent through our wholly owned subsidiary, PT Indocopper Investama; the Indonesian government owns the remaining 9.36 percent.

We have established certain unincorporated joint ventures with Rio Tinto plc (Rio Tinto), under which Rio Tinto has a 40 percent interest in certain assets and future production exceeding specified annual amounts of copper, gold and silver. Refer to Note 2 for further discussion of our joint ventures with Rio Tinto.

We also conduct exploration activities in Papua through two other entities: PT Irja Eastern Minerals (Eastern Minerals), of which we own 100 percent, and PT Nabire Bakti Mining (PTNBM).

Contracts of Work. PT Freeport Indonesia conducts its current exploration and mining operations in Indonesia through a Contract of Work (COW) with the Indonesian government. The COW governs our rights and obligations relating to taxes, exchange controls, royalties, repatriation and other matters, and was concluded pursuant to the 1967 Foreign Capital Investment Law, which expresses Indonesia’s foreign investment policy and provides basic guarantees of remittance rights and protection against nationalization, a framework for economic incentives and basic rules regarding other rights and obligations of foreign investors. Specifically, the COW provides that the Indonesian government will not nationalize or expropriate PT Freeport Indonesia’s mining operations. Any disputes regarding the provisions of the COW are subject to international arbitration. We have experienced no disputes requiring arbitration during the more than 40 years we have operated in Indonesia.

PT Freeport Indonesia’s original COW was entered into in 1967 and was replaced by a new COW in 1991. The initial term of the current COW expires in 2021, but can be extended for two 10-year periods subject to Indonesian government approval, which pursuant to the COW cannot be withheld or delayed unreasonably. The COW allows us to conduct exploration, mining and production activities in the 24,700-acre Block A area, which is where all of PT Freeport Indonesia’s proven and probable mineral reserves and current mining operations are located. Under the COW, PT Freeport Indonesia also conducts exploration activities in the Block B area. We expect the Block B area to be reduced to approximately 413,000 acres once the Department of Energy and Mineral Resources (DEMR)

formally accepts PT Freeport Indonesia's relinquishment of approximately 89,000 acres. Further relinquishments may result from the COW evaluation process discussed below and in Note 14.

PT Freeport Indonesia pays royalties on copper, gold and silver under its COW, and has agreed to pay additional royalties to the Indonesian government that are not required under its COW. The additional royalties provide further support to the local governments and to the people of the Indonesian province of Papua. PT Freeport Indonesia’s share of the combined royalties totaled $93 million in 2012, $137 million in 2011 and $156 million in 2010.

Eastern Minerals is allowed to conduct exploration in Papua through a joint venture agreement under a separate COW. We expect Eastern Minerals' exploration area to be reduced to approximately 183,000 acres once the DEMR formally accepts Eastern Minerals' relinquishment of approximately 264,000 acres, and further relinquishments may result from the COW evaluation process discussed below and in Note 14. We have requested suspension of activities for the COW from the DEMR while awaiting receipt of permits from the Indonesian government's Department of Forestry that would allow Eastern Minerals to resume exploration activities. We have not received a response to this request from the DEMR.

Under a joint venture agreement through PTNBM, we are allowed to conduct exploration activities under a separate COW in an area in three parcels contiguous to PT Freeport Indonesia’s Block B and one of Eastern Minerals’ blocks. We expect PTNBM's exploration area to be reduced to approximately 200,000 acres once the DEMR formally accepts PTNBM's relinquishment of approximately 293,000 acres, and further relinquishments may result from the COW evaluation process discussed below and in Note 14. We have also requested suspension of activities for the COW from the DEMR while awaiting receipt of permits from the Indonesian government's Department of Forestry that would allow us to resume exploration activities. We have not received a response to this request from the DEMR.

In 2009, Indonesia enacted a new mining law, which will operate under a licensing system as opposed to the contract of work system that applies to PT Freeport Indonesia, Eastern Minerals and PTNBM. In 2011 and 2010, the Indonesian government promulgated regulations under the 2009 mining law and certain provisions that address existing contracts of work. The laws and regulations provide that contracts of work will continue to be honored until their expiration. However, the regulations attempt to apply certain provisions of the new law to existing contracts of work and may seek to apply the licensing system to any extension periods of contracts of work, even though the terms of PT Freeport Indonesia's COW provide for two 10-year extension periods subject to Indonesian government approval, which pursuant to the COW cannot be withheld or delayed unreasonably. In February 2012, a new regulation was adopted that would require mining companies in Indonesia to process all minerals domestically and possibly ban export of concentrates and other unrefined minerals. PT Freeport Indonesia's COW includes specific provisions providing the right of PT Freeport Indonesia to export product, subject to giving priority to domestic smelting facilities, on a market basis. In connection with the obligations under its COW, in 1995, PT Freeport Indonesia constructed the only copper smelter and refinery in Indonesia, which is owned and operated by PT Smelting (refer to "Smelting Facilities" for further discussion).

In January 2012, the President of Indonesia issued a decree calling for the creation of a team of Ministers to evaluate contracts of work for adjustment to the 2009 Mining Law, and accordingly, to take steps to assess and negotiate size of work areas, government revenues and domestic processing of minerals. We have had discussions with officials of the Indonesian government and are working cooperatively to complete this evaluation process and to obtain an extension of the COW beyond 2021, as provided under the terms of the COW. The COW can only be modified by mutual agreement between PT Freeport Indonesia and the Indonesian government.

Grasberg Minerals District.  PT Freeport Indonesia operates in the remote highlands of the Sudirman Mountain Range in the province of Papua, Indonesia, which is on the western half of the island of New Guinea. We and our predecessors have been the only operator of exploration and mining activities in Block A since 1967.

The Grasberg minerals district currently has three mines in operation: the Grasberg open pit, the Deep Ore Zone (DOZ) underground mine and the Big Gossan underground mine. We also have several projects in progress in the Grasberg minerals district, primarily related to the development of the large-scale, high-grade underground ore bodies located beneath and nearby the Grasberg open pit. In aggregate, these underground ore bodies are expected to ramp up over several years to approximately 240,000 metric tons of ore per day following the currently anticipated transition from the Grasberg open pit in 2017. Refer to “Development Projects and Exploration” for further discussion.

PT Freeport Indonesia’s production, including our joint venture partner’s share, totaled 695 million pounds of copper and 862 thousand ounces of gold in 2012, 882 million pounds of copper and 1.4 million ounces of gold in 2011 and 1.3 billion pounds of copper and 2.0 million ounces of gold in 2010.

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

Grasberg Open Pit
We began open-pit mining of the Grasberg ore body in 1990. Open-pit operations are expected to continue through 2016. Production in the open pit is currently at the 3,190- to 3,940- meter elevation level and totaled 43 million metric tons of ore in 2012, which provided 72 percent of PT Freeport Indonesia's 2012 mill feed.

The current equipment fleet consists of over 500 units. The larger mining equipment directly associated with production includes an available fleet of 157 haul trucks with payloads ranging from 218 to 330 metric tons and 16 shovels with bucket sizes ranging from 30 to 42 cubic meters, which mined an average of 399,000 metric tons of material per day during 2012, 486,000 metric tons per day in 2011 and 701,000 metric tons per day in 2010.

Grasberg crushing and conveying systems are integral to the mine and provide the capacity to transport up to 250,000 metric tons per day of Grasberg ore to the mill and 150,000 metric tons per day of overburden to the overburden stockpiles. The remaining overburden is moved by haul trucks.

DOZ underground mine
The DOZ ore body lies vertically below the now depleted Intermediate Ore Zone. We began production from the DOZ ore body in 1989 using open stope mining methods, but suspended production in 1991 in favor of production from the Grasberg open pit. Production resumed in September 2000 using the block-cave method and is at the 3,110-meter elevation level. Production from the DOZ mine averaged 44,600 metric tons of ore per day for the year 2012 (51,200 metric tons of ore per day in fourth-quarter 2012) and is expected to ramp up to the design rate of 80,000 metric tons of ore per day in 2013, following completion of ongoing panel repairs, resulting from the temporary shutdown and suspension of operations in fourth-quarter 2011 and early 2012. Production at the DOZ mine is expected to continue through 2019.

The DOZ mine fleet consists of over 200 pieces of mobile heavy equipment, which is capable of mining an average of 80,000 metric tons of material per day. The primary mining equipment directly associated with production and development includes an available fleet of 44 LHD units and 20 haul trucks. Each production LHD unit typically carry approximately 11 metric tons of ore. Using ore passes and chutes, the LHD units transfer ore into 55-metric ton capacity haul trucks. The trucks dump into two gyratory crushers and the ore is then conveyed to the surface stockpiles for processing.

During 2012, we completed over 1,600 meters of development drifting in support of the block-cave mining method for the DOZ mine. The success of the development of the DOZ mine, one of the world’s largest underground mines, provides confidence in the future development of PT Freeport Indonesia’s large-scale undeveloped underground ore bodies.

Big Gossan underground mine
The Big Gossan mine lies underground and adjacent to the current mill site. It is a tabular, near vertical ore body with approximate dimensions of 1,200 meters along strike and 800 meters down dip with varying thicknesses from 20 meters to 120 meters. The mine utilizes a blasthole stoping method with delayed paste backfill. Stopes of varying sizes are mined and the ore dropped down passes to a truck haulage level. Trucks are chute loaded and transport the ore to a jaw crusher. The crushed ore is then hoisted vertically via a two-skip production shaft to a level where it is loaded onto a conveyor belt. The belt carries the ore to one of the main underground conveyors where the ore is transferred and conveyed to the surface stockpiles for processing.

The Big Gossan mine averaged 1,600 metric tons of ore per day for the year 2012 (2,100 metric tons of ore per day in fourth-quarter 2012) and is expected to ramp up to full rates of 7,000 metric tons of ore per day in 2014.

Big Gossan has over 70 pieces of mobile heavy equipment, which includes 11 loaders and 8 trucks used in development and production activities.

Description of Ore Bodies. Our Indonesia ore bodies are located within and around two main igneous intrusions, the Grasberg monzodiorite and the Ertsberg diorite. The host rocks of these ore bodies include both carbonate and clastic rocks that form the ridge crests and upper flanks of the Sudirman Range, and the igneous rocks of monzonitic to dioritic composition that intrude them. The igneous-hosted ore bodies (the Grasberg open pit and block cave, and portions of the DOZ block cave) occur as vein stockworks and disseminations of copper sulfides, dominated by chalcopyrite and, to a lesser extent, bornite. The sedimentary-rock hosted ore bodies (portions of the DOZ and all of the Big Gossan) occur as “magnetite-rich, calcium/magnesian skarn” replacements, whose location and orientation are strongly influenced by major faults and by the chemistry of the carbonate rocks along the margins of the intrusions.

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

Africa

TFM is organized under the laws of the DRC. We own an effective 56 percent interest in TFM, with the remaining ownership interests held by Lundin Mining Corporation (Lundin) (an effective 24 percent interest) and La Générale des Carrières et des Mines (Gécamines), which is wholly owned by the DRC government (a 20 percent non-dilutable interest).

TFM is entitled to mine in the DRC under an Amended and Restated Mining Convention (ARMC) with the DRC government. The original Mining Convention was entered into in 1996 and was replaced with the ARMC in 2005 and further amended in 2010 (approved in 2011). The current ARMC will remain in effect for as long as the Tenke concessions are exploitable.

Effective March 26, 2012, the DRC government issued a Presidential Decree approving modifications to TFM's bylaws following a review (completed in 2010) of TFM's existing mining contracts. Among other changes to the amended ARMC, FCX's effective ownership in TFM was reduced from 57.75 percent to 56 percent.

TFM pays a royalty of 2 percent of net revenues under the ARMC, which totaled $25 million in 2012, $24 million in 2011 and $20 million in 2010.

The Tenke Fungurume deposits are located in the Katanga province of the DRC approximately 110 miles northwest of Lubumbashi and are accessible by partially paved roads and by rail. The deposits are sediment-hosted copper and cobalt deposits with oxide, mixed oxide-sulfide and sulfide mineralization. The dominant oxide minerals are malachite, pseudomalachite and heterogenite. Important sulfide minerals consist of bornite, carrollite, chalcocite and chalcopyrite.

Initial copper production commenced at the Tenke mines in late March 2009; targeted copper production rates were achieved in September 2009; and the cobalt and sulphuric acid plants were commissioned in third-quarter 2009. Copper and cobalt are recovered through an agitation-leach plant. An expansion of the project to optimize the current plant and increase capacity was substantially completed in fourth-quarter 2012. The expanded mill is capable of throughput of 14,000 metric tons of ore per day, and expanded processing facilities will enable the addition of approximately 150 million pounds of copper production per year. The expansion project included mill upgrades, additional mining equipment, a new tankhouse and an additional sulphuric acid plant (which is expected to be completed in 2015).

The current equipment fleet includes one 10-cubic meter mass excavator, three 17-cubic meter mass excavators, three 12-cubic meter front-end loaders, eleven 7-cubic meter front-end loaders, thirty-two 91-metric ton haul trucks and eighteen 45-metric ton haul trucks.

Production from the Tenke mines totaled 348 million pounds of copper and 26 million pounds of cobalt in 2012, 281 million pounds of copper and 25 million pounds of cobalt in 2011 and 265 million pounds of copper and 20 million pounds of cobalt in 2010.

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

The Tenke Fungurume minerals district is located in a tropical region; however, temperatures are moderated by its higher altitudes. Weather in this region is characterized by a dry season and a wet season, each lasting about six months with average rainfall of 47 inches per year. The highest bench elevation is expected to be 1,518 meters above sea level and the ultimate pit bottom is expected to be 1,110 meters above sea level. The Tenke Fungurume deposits are covered by six exploitation permits totaling approximately 394,450 acres.

TFM has entered into long-term power supply and infrastructure funding agreements with La Société Nationale d’Electricité, the state-owned electric utility company serving the region. The results of a recent water exploration program, as well as the regional geological and hydro-geological conditions, indicate that adequate water is available during the expected life of the operation.

PRODUCTION DATA

	Years Ended December 31,
COPPER (millions of recoverable pounds)	2012	2011	2010	2009	2008
(FCX’s net interest in %)
North America
Morenci (85%)[a]	537	522	437	428	626
Bagdad (100%)	197	194	203	225	227
Safford (100%)	175	151	143	184	133
Sierrita (100%)	157	177	147	170	188
Miami (100%)	66	66	18	16	19
Tyrone (100%)	83	76	82	86	76
Chino (100%)	144	69	34	36	155
Other (100%)	4	3	3	2	6
Total North America	1,363	1,258	1,067	1,147	1,430
South America
Cerro Verde (53.56%)	595	647	668	662	694
El Abra (51%)	338	274	320	358	366
Candelaria/Ojos del Salado (80%)	324	385	366	370	446
Total South America	1,257	1,306	1,354	1,390	1,506
Indonesia
Grasberg (90.64%)[b]	695	846	1,222	1,412	1,094
Africa
Tenke Fungurume (56%)[c]	348	281	265	154	—
Consolidated	3,663	3,691	3,908	4,103	4,030
Less noncontrolling interests	723	710	766	754	693
Net	2,940	2,981	3,142	3,349	3,337

GOLD (thousands of recoverable ounces)
(FCX’s net interest in %)
North America (100%)[a]	13	10	7	4	14
South America (80%)	83	101	93	92	114
Indonesia (90.64%)[b]	862	1,272	1,786	2,568	1,163
Consolidated	958	1,383	1,886	2,664	1,291
Less noncontrolling interests	98	139	186	258	132
Net	860	1,244	1,700	2,406	1,159

MOLYBDENUM (millions of recoverable pounds)
(FCX’s net interest in %)
Henderson (100%)	34	38	40	27	40
Climax (100%)[d]	7	—	—	—	—
North America copper mines (100%)[a]	36	35	25	25	30
Cerro Verde (53.56%)	8	10	7	2	3
Consolidated	85	83	72	54	73
Less noncontrolling interest	4	5	3	1	1
Net	81	78	69	53	72

COBALT (millions of contained pounds)
(FCX's net interest in %)
Consolidated - Tenke Fungurume (56%)[c]	26	25	20	—	—
Less noncontrolling interests	11	11	8	—	—
Net	15	14	12	—	—

a.	Amounts are net of Morenci’s 15 percent joint venture partner interest.

b.	Amounts are net of Grasberg’s joint venture partner’s interest, which varies in accordance with terms of the joint venture agreement.

c.	Initial copper production commenced at the Tenke mines in March 2009. Effective March 26, 2012, FCX's effective ownership interest in TFM was prospectively reduced from 57.75 percent to 56 percent.

d.	The Climax molybdenum mine began commercial operations in May 2012.

SALES DATA

	Years Ended December 31,
COPPER (millions of recoverable pounds)	2012	2011	2010	2009	2008
(FCX’s net interest in %)
North America
Morenci (85%)[a]	532	521	434	459	646
Bagdad (100%)	196	201	206	225	226
Safford (100%)	175	147	155	176	107
Sierrita (100%)	162	175	152	172	184
Miami (100%)	68	59	17	16	20
Tyrone (100%)	82	79	83	85	71
Chino (100%)	132	62	35	52	174
Other (100%)	4	3	3	2	6
Total North America	1,351	1,247	1,085	1,187	1,434
South America
Cerro Verde (53.56%)	589	657	654	667	701
El Abra (51%)	338	276	315	361	365
Candelaria/Ojos del Salado (80%)	318	389	366	366	455
Total South America	1,245	1,322	1,335	1,394	1,521
Indonesia
Grasberg (90.64%)[b]	716	846	1,214	1,400	1,111
Africa
Tenke Fungurume (56%)[c]	336	283	262	130	—
Consolidated sales from mines	3,648	3,698	3,896	4,111	4,066
Less noncontrolling interests	717	717	756	746	699
Net	2,931	2,981	3,140	3,365	3,367
Consolidated sales from mines	3,648	3,698	3,896	4,111	4,066
Purchased copper	125	223	182	166	483
Total copper sales, including purchases	3,773	3,921	4,078	4,277	4,549
Average realized price per pound	$3.60	$3.86	$3.59	$2.60	$2.69

GOLD (thousands of recoverable ounces)
(FCX’s net interest in %)
North America (100%)[a]	13	7	5	6	16
South America (80%)	82	101	93	90	116
Indonesia (90.64%)[b]	915	1,270	1,765	2,543	1,182
Consolidated sales from mines	1,010	1,378	1,863	2,639	1,314
Less noncontrolling interests	102	139	184	256	134
Net	908	1,239	1,679	2,383	1,180
Consolidated sales from mines	1,010	1,378	1,863	2,639	1,314
Purchased gold	2	1	1	1	2
Total gold sales, including purchases	1,012	1,379	1,864	2,640	1,316
Average realized price per ounce	$1,665	$1,583	$1,271	$993	$861

MOLYBDENUM (millions of recoverable pounds)
Consolidated sales from mines	83	79	67	58	71
Less noncontrolling interests	4	4	3	1	1
Net	79	75	64	57	70
Consolidated sales from mines	83	79	67	58	71
Purchased molybdenum	—	—	2	6	8
Total molybdenum sales, including purchases	83	79	69	64	79
Average realized price per pound	$14.26	$16.98	$16.47	$12.36	$30.55

COBALT (millions of contained pounds)
(FCX's net interest in %)
Consolidated - Tenke Fungurume (56%)[c]	25	25	20	—	—
Less noncontrolling interests	11	10	8	—
Net	14	15	12	—	—
Average realized price per pound	$7.83	$9.99	$10.95	$—	$—

a.	Amounts are net of Morenci’s joint venture partner’s 15 percent interest.

b.	Amounts are net of Grasberg’s joint venture partner’s interest, which varies in accordance with terms of the joint venture agreement.

c.	Initial copper production commenced at the Tenke mines in March 2009. Effective March 26, 2012, FCX's effective ownership interest in TFM was prospectively reduced from 57.75 percent to 56 percent.

DEVELOPMENT PROJECTS AND EXPLORATION

We have several projects and potential opportunities to expand production volumes, extend mine lives and develop large-scale underground ore bodies. Our near-term major development projects, which will require substantial additional capital investment, are presented below. Also refer to MD&A for further discussion of these projects, our other development projects and exploration activities.

Considering the long-term nature and large size of our development projects, actual costs and timing could vary from estimates. We continue to review our mine development and processing plans to maximize the value of our reserves.

Morenci. We are engaged in a project to expand mining and milling capacity at Morenci to process additional sulfide ores identified through exploratory drilling. The approximate $1.4 billion project is targeting incremental annual production of approximately 225 million pounds of copper in 2014 through an increase in milling rates from 50,000 metric tons of ore per day to 115,000 metric tons of ore per day, and mining rates from 700,000 short tons per day (635,000 metric tons per day) to 900,000 short tons per day (815,000 metric tons per day). Engineering activities are progressing and construction activities are under way.

Twin Buttes. In December 2009, we purchased the Twin Buttes copper mine, which ceased operations in 1994 and is adjacent to our Sierrita mine. The purchase provides significant synergies in the Sierrita minerals district, including the potential for expanded mining activities and access to material that can be used for Sierrita tailings and stockpile reclamation purposes. We are conducting drilling on the property and metallurgical studies to support a feasibility study expected to commence in 2013.

Cerro Verde. We are engaged in a large-scale expansion at Cerro Verde. The approximate $4.4 billion project would expand the concentrator facilities from 120,000 metric tons of ore per day to 360,000 metric tons of ore per day and provide incremental annual production of approximately 600 million pounds of copper and 15 million pounds of molybdenum beginning in 2016. Cerro Verde received approval of the environmental impact assessment in fourth-quarter 2012. Detailed engineering and procurement of long-lead items are under way, and construction is expected to commence in 2013.

El Abra. We are engaged in pre-feasibility studies for a potential large-scale milling operation at El Abra to process additional sulfide material and to achieve higher recoveries. Exploration results at El Abra have identified a significant sulfide resource.

Grasberg. We have several projects in progress in the Grasberg minerals district, primarily related to the development of large-scale, high-grade underground ore bodies located beneath and nearby the Grasberg open pit. In aggregate, these ore bodies are expected to ramp up over several years to approximately 240,000 metric tons of ore per day following the currently anticipated transition from the Grasberg open pit in 2017. Development of the Deep Mill Level Zone (DMLZ) is advancing. The DMLZ is expected to commence production in 2015 and the Grasberg Block Cave mine is scheduled to commence production in 2017. Over the next five years, estimated aggregate capital spending on these projects is currently expected to average $715 million per year ($565 million per year net to PT Freeport Indonesia). Refer to MD&A for further discussion of these projects and the Common Infrastructure project.

In addition to the near-term development projects in progress in the Grasberg minerals district, we also have an additional long-term underground mine development project in the Grasberg minerals district for the Kucing Liar ore body, which lies on the southern flank of and underneath the southern portion of the Grasberg open pit at the 2,605-meter elevation level. We expect to mine the Kucing Liar ore body using the block-cave method; aggregate capital cost estimates for development of the Kucing Liar ore body are projected to approximate $2 billion (which are expected to be made between 2019 and 2031). Additionally, our current mine development plans include approximately $3 billion of capital expenditures at our processing facilities to optimize the handling of underground ore types once the Grasberg open-pit operations cease (we expect substantially all of these expenditures to be made between 2016 and 2034).

SMELTING FACILITIES

Atlantic Copper. Our wholly owned Atlantic Copper smelter and refinery is located on land concessions from the Huelva, Spain, port authorities, which expire in 2027.

The design capacity of the smelter is approximately 300,000 metric tons of copper per year and the refinery currently has a capacity of 285,000 metric tons of copper per year. During 2012, Atlantic Copper treated approximately 1.1 million metric tons of concentrate and scrap and produced 295,200 metric tons of copper anodes from its smelter and 274,400 metric tons of copper cathodes from its refinery.

In May 2011, Atlantic Copper successfully completed a scheduled 26-day maintenance turnaround. Major maintenance turnarounds (which take approximately 50 days to complete) typically are expected to occur approximately every eight years for Atlantic Copper, with short-term maintenance turnarounds in the interim. The next long-term maintenance turnaround is scheduled for the second half of 2013.

We made no capital contributions to Atlantic Copper in 2012 and $202 million in 2011. No capital contributions were made for the years 2005 through 2010. We also loan funds to Atlantic Copper from time to time. At December 31, 2012, loans to Atlantic Copper totaled $434 million.

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

During 2012, PT Smelting treated 855,500 metric tons of concentrate and produced 198,400 metric tons of copper anodes from its smelter and 197,200 metric tons of copper cathodes from its refinery.

In May 2012, PT Smelting completed a scheduled 30-day maintenance turnaround. Major maintenance turnarounds (which range from two weeks to a month to complete) typically are expected to occur approximately every two years for PT Smelting, with significantly shorter term maintenance turnarounds in the interim. The next major maintenance turnaround is scheduled for 2014.

Miami Smelter. We own and operate a smelter at our Miami, Arizona, mining operation. The smelter has been in production for approximately 100 years and has been upgraded numerous times during that period to implement new technologies, to improve production and to comply with air quality requirements. Additionally, new air quality regulations for sulphur dioxide emissions will require the Miami smelter to implement additional new technologies to meet these requirements or limit its operations (refer to Item 1A. “Risk Factors” for further discussion).

The Miami smelter processes copper concentrate primarily from our Arizona copper mines. Concentrate processed through the smelter totaled approximately 620,000 metric tons in 2012. In addition, because sulphuric acid is a by-product of smelting concentrates, the Miami smelter is also the most significant source of sulphuric acid for our North America leaching operations.

Major maintenance turnarounds (which take approximately three weeks to complete) typically occur approximately every 14 months for the Miami smelter, with shorter term maintenance turnarounds in the interim.

OTHER PROPERTIES AND INVESTMENTS

Rod & Refining Operations. Our Rod & Refining operations consist of conversion facilities located in North America, including a refinery in El Paso, Texas; rod mills in El Paso, Texas, Norwich, Connecticut, and Miami, Arizona; and a specialty copper products facility in Bayway, New Jersey. We refine our copper anode production from our Miami smelter at our El Paso refinery. The El Paso refinery has the potential to operate at an annual production capacity of about 900 million pounds of copper cathode, which is sufficient to refine all of the copper anode we produce at Miami. Our El Paso refinery also produces nickel carbonate, copper telluride, and autoclaved slimes material containing gold, silver, platinum and palladium.

Molybdenum Conversion Facilities. We process molybdenum concentrates at our conversion plants in the U.S. and Europe into such products as technical-grade molybdic oxide, ferromolybdenum, pure molybdic oxide, ammonium molybdates, molybdenum disulfide and molybdenum metal powder. We operate molybdenum roasters in Sierrita, Arizona; Fort Madison, Iowa; and Rotterdam, the Netherlands.

The conversion facility located at our Sierrita copper mine consists of two molybdenum roasters that process molybdenum concentrates produced at our mines and on a toll basis for third parties. The facility produces molybdenum oxide and related products. In addition, our Bagdad copper mine has a pressure leach plant that processes molybdenum concentrates.

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

McMoRan Exploration Co. (MMR). MMR is engaged in the exploration, development and production of oil and natural gas in the shallow waters of the Gulf of Mexico Shelf. In December 2010, we purchased 500,000 shares of MMR’s 5.75% Convertible Perpetual Preferred Stock for an aggregate purchase price of $500 million (refer to Note 6 for further discussion). In connection with the purchase, we entered into a registration rights agreement and a stockholder agreement with MMR. Several of our directors and executive officers also serve as directors or executive officers of MMR, and our wholly owned subsidiary FM Services Company (FM Services) provides certain executive, technical administrative, accounting, financial, tax and other services to us and to MMR on a cost-reimbursement basis. Refer to Part III, Item 13. “Certain Relationships and Related Transactions, and Director Independence,” for additional information. Also refer to Note 1 for discussion of FCX's proposed acquisition of MMR.

SOURCES AND AVAILABILITY OF RAW MATERIALS

Our copper mining operations require significant energy, principally diesel, electricity, coal and natural gas, most of which is obtained from third parties under long-term contracts. Energy represented approximately 21 percent of our 2012 consolidated copper production costs and included purchases of approximately 255 million gallons of diesel fuel; 6,800 gigawatt hours of electricity at our North America, South America and Africa copper mining operations (we generate all of our power at our Indonesia mining operation); 700 thousand metric tons of coal for our coal power plant in Indonesia; and 1 million MMBTU (million British thermal units) of natural gas at certain of our North America mines. For 2013, we estimate energy costs will approximate 21 percent of our consolidated copper production costs.

Sulphuric acid is used in the SX/EW process and is produced as a by-product of the smelting process at our smelters and from our sulphur burners at the Safford and Tenke mines. Sulphuric acid needs in excess of the sulphuric acid produced by our operations are purchased from third parties.

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

COMPETITION

The top 10 producers of copper comprise approximately 50 percent of total worldwide mined copper production. We currently rank second among those producers at approximately eight percent of total worldwide estimated mined copper production. Our competitive position is based on the quality and grade of our ore bodies and our ability to manage costs compared with other producers. We have a diverse portfolio of mining operations with varying ore grades and cost structures. Our costs are driven by the location, grade and nature of our ore bodies and the level of input costs, including energy, labor and equipment. The metals markets are cyclical and our ability to maintain our competitive position over the long term is based on our ability to acquire and develop quality deposits, hire and retain a skilled workforce and to manage our costs.

LABOR MATTERS

At December 31, 2012, we employed approximately 34,000 people (approximately 12,700 in Indonesia, 11,800 in North America, 5,400 in South America, 3,200 in Africa and 900 in Europe and other locations). Additionally, we have contractors that have personnel at many of our operations, including approximately 10,700 at our Grasberg minerals district, 10,400 at our South America mining operations, 4,000 at our Tenke Fungurume minerals district, 1,600 in North America and 400 at Atlantic Copper.

The number of employees represented by unions at December 31, 2012, and the expiration date of the applicable union agreements are listed below. Refer to Item 1A. "Risk Factors" for further information on labor agreements.

Location	Number of Unions	Number of Union- Represented Employees	Expiration Date

PT Freeport Indonesia – Indonesia	1	8,774	September 2013
Tenke Fungurume – DRC	6	3,216	August 2013	[a]
Cerro Verde – Peru	2	1,674	August 2014
El Abra – Chile	2	969	May 2016
Candelaria – Chile	2	908	December 2016
Atlantic Copper – Spain	2	422	December 2011	[b]
Chino – New Mexico	1	344	November 2014
Rotterdam – The Netherlands	2	57	March 2015
Bayway – New Jersey	1	40	April 2013
Aurex – Chile	1	41	December 2013
Stowmarket – United Kingdom	1	39	May 2014

a. In September 2012, TFM negotiated a 4-year salary scale with union-represented employees.
b. Negotiations are in progress while employees continue to work under the provisions of the expired contract.

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

We are assessing how to best integrate the United Nations Guiding Principles on Business and Human Rights into our existing human rights policy. We joined a multi-industry human rights working group to help us learn from peer companies and determine the best way to integrate human rights due diligence into our business practices and to support our Voluntary Principles program.

We believe that our social and economic development programs are responsive to the issues raised by the local communities near our areas of operation and should help us maintain good relations with the surrounding communities and avoid disruptions of mining operations. As part of our ongoing, annual commitment to sustainable community development, we have made significant investments in social programs, including in-kind support and administration, across our global operations. Over the last three years, these investments have averaged approximately $180 million per year. Nevertheless, social and political instability in the areas of our operations may adversely impact our mining operations. Refer to Item 1A. “Risk Factors” for further discussion.

South America. Cerro Verde has provided a variety of community support projects over the years. Following engagements with regional and local governments, civic leaders and development agencies, in 2006, Cerro Verde committed to support the costs for a new potable water treatment plant to serve Arequipa. In addition, an agreement was reached with the Peruvian government for development of a water storage and distribution network, which was financed by the Cerro Verde Civil Association (the Association). The Association manages contributions made by Cerro Verde for projects that focus on education, training, health, cultural preservation and basic infrastructure.

In 2011, Cerro Verde reached agreement with the Regional Government of Arequipa, the National Government, SEDAPAR and other local institutions to allow it to finance the engineering and construction of a wastewater treatment plant for Arequipa, should Cerro Verde proceed with plans for the large-scale expansion. Treating this water would improve the Rio Chili's water quality, enhance agriculture products grown in the area and reduce waterborne illnesses.

Additionally, during 2006, the Peruvian government announced that all mining companies operating in Peru would be required to make annual contributions to local development funds for a five-year period (covering the years 2006 through 2010) when copper prices exceeded certain levels that were adjusted annually. The contribution, which expired in 2010, was equal to 3.75 percent of after-tax profits.

Indonesia. In 1996, PT Freeport Indonesia established the Freeport Partnership Fund for Community Development (the Partnership Fund), through which PT Freeport Indonesia has made available funding and technical assistance to support community development initiatives in the areas of health, education and economic development of the area. PT Freeport Indonesia has committed through 2016 to provide one percent of its annual revenue for the development of the local people in its area of operation through the Partnership Fund. Our share of contributions to the Partnership Fund totaled $39 million in 2012, $50 million in 2011 and $64 million in 2010.

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

Security Matters. Consistent with our COW in Indonesia and the requirement to protect our employees and property, we have taken appropriate steps to provide a safe and secure working environment. As part of its security program, PT Freeport Indonesia maintains its own internal security department, which is unarmed and performs functions such as protecting company facilities, monitoring shipments of supplies and products, assisting in traffic control and aiding in emergency response operations. The security department has received human rights training and each member is required to certify his or her compliance with our human rights policy.

PT Freeport Indonesia’s share of costs for its internal civilian security department totaled $52 million for 2012, $37 million for 2011 and $28 million for 2010.

PT Freeport Indonesia, and all businesses and residents of Indonesia, rely on the Indonesian government for the maintenance of public order, upholding the rule of law and the protection of personnel and property. The Grasberg minerals district has been designated by the Indonesian government as one of Indonesia’s vital national assets. This designation results in the police, and to a lesser extent, the military, playing a significant role in protecting the area of our operations. The Indonesian government is responsible for employing police and military personnel and directing their operations.

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

PT Freeport Indonesia’s share of support costs for the government-provided security was $22 million in 2012, and $14 million for each of the years 2011 and 2010. This supplemental support consists of various infrastructure and other costs, such as food, housing, fuel, travel, vehicle repairs, allowances to cover incidental and administrative costs, and community assistance programs conducted by the military and police.

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

TFM has also committed to contribute 0.3 percent of net sales revenue from production to a community development fund to assist the local communities with development of local infrastructure and related services. This fund will be a platform to work jointly with the local government and community to further assist them to fulfill their local development plans, meet basic community needs and promote good governance. Community development fund contributions totaled $4 million in both 2012 and 2011, and $3 million in 2010.

Security Matters. TFM maintains an unarmed internal security department. The national government also has assigned Mines Police to the TFM concession area. The Mines Police are a division of the Congolese National Police and are responsible for maintaining security in mining concessions throughout the DRC. TFM provides food, housing, monetary allowances and logistical support as well as direct payments to the government for the provision of the security assigned to the concession area. The total cost to TFM for this support, including in-kind support, totaled less than $1 million in each of the years 2012, 2011 and 2010.

TFM also participates in monthly security coordination meetings with host country security personnel, other mining companies, and representatives from the United Nations to discuss security issues and concerns.

ORE RESERVES

Recoverable proven and probable reserves summarized below and detailed on the following pages have been calculated as of December 31, 2012, in accordance with Industry Guide 7 as required by the Securities Exchange Act of 1934. Proven and probable reserves may not be comparable to similar information regarding mineral reserves disclosed in accordance with the guidance of other countries. Proven and probable reserves were determined by the use of mapping, drilling, sampling, assaying and evaluation methods generally applied in the mining industry, as more fully discussed below. The term “reserve,” as used in the reserve data presented here, means that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination. The term “proven reserves” means reserves for which (1) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (2) grade and/or quality are computed from the results of detailed sampling; and (3) the sites for inspection, sampling and measurements are spaced so closely and the geologic character is sufficiently defined that size, shape, depth and mineral content of reserves are well established. The term “probable reserves” means reserves for which quantity and grade are computed from information similar to that used for proven reserves but the sites for sampling are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

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

Estimated recoverable proven and probable reserves at December 31, 2012, were determined using long-term average prices of $2.00 per pound for copper, $750 per ounce for gold and $10 per pound for molybdenum, consistent with the long-term average prices used at year-end 2011 and 2010. For the three-year period ended December 31, 2012, LME spot copper prices averaged $3.67 per pound, London PM gold prices averaged $1,480 per ounce, and the weekly average price of molybdenum quoted by Metals Week averaged $14.64 per pound.

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

	Recoverable Proven and Probable Reserves at December 31, 2012
	Copper[a] (billion pounds)	Gold (million ounces)	Molybdenum (billion pounds)	Silver[b] (million ounces)	Cobalt[b] (billion pounds)
North America	38.8	0.4	2.69	94.0	—
South America	38.8	1.2	0.73	110.8	—
Indonesia	31.0	30.9	—	116.6	—
Africa	7.9	—	—	—	0.84
Consolidated basis[c]	116.5	32.5	3.42	321.4	0.84
Net equity interest[d]	93.2	29.4	3.08	264.2	0.47

a.	Recoverable copper reserves include 2.9 billion pounds in leach stockpiles and 1.4 billion pounds in mill stockpiles (refer to “Mill and Leach Stockpiles” for further discussion).

b.	Determined using long-term average prices of $15 per ounce for silver and $10 per pound for cobalt, consistent with the long-term average prices used at year-end 2011 and 2010.

c.
Consolidated basis reserves represent estimated metal quantities after reduction for joint venture partner interests at the Morenci mine in North America and at the Grasberg minerals district in Indonesia.

d.	Net equity interest reserves represent estimated consolidated basis metal quantities further reduced for noncontrolling interest ownership.

Recoverable Proven and Probable Reserves
Estimated at December 31, 2012
		Proven Reserves								Probable Reserves
			Average Ore Grade								Average Ore Grade
	Processing	Million	Copper	Gold		Moly	Silver	Cobalt		Million	Copper	Gold		Moly	Silver	Cobalt
	Method	metric tons	%	g/t		%	g/t	%		metric tons	%	g/t		%	g/t	%
North America
Morenci	Mill	680	0.50	—		0.021	—	—		5	0.45	—		0.015	—	—
	Crushed leach	417	0.52	—		—	—	—		5	0.47	—		—	—	—
	ROM leach	2,826	0.18	—		—	—	—		85	0.15	—		—	—	—
Bagdad	Mill	1,016	0.34	—	[a]	0.021	1.59	—		225	0.30	—	[a]	0.018	1.59	—
	ROM leach	267	0.12	—		—	—	—		223	0.10	—		—	—	—
Safford	Crushed leach	117	0.43	—		—	—	—		69	0.41	—		—	—	—
Sierrita	Mill	2,407	0.24	—	[a]	0.026	1.43	—		299	0.21	—	[a]	0.020	1.28	—
	ROM leach	10	0.19	—		—	—	—		7	0.18	—		—	—	—
Miami	ROM leach	33	0.52	—		—	—	—		8	0.43	—		—	—	—
Tyrone	ROM leach	129	0.29	—		—	—	—		9	0.20	—		—	—	—
Chino	Mill	106	0.57	0.04		0.010	0.48	—		64	0.56	0.04		0.005	0.47	—
	ROM leach	164	0.31	—		—	—	—		57	0.28	—		—	—	—
Henderson	Mill	111	—	—		0.172	—	—		2	—	—		0.169	—	—
Climax	Mill	74	—	—		0.183	—	—		124	—	—		0.152	—	—
Cobre[b]	ROM leach	70	0.40	—		—	—	—		3	0.29	—		—	—	—
		8,427	0.27	—	[a]	0.016	0.61	—		1,185	0.22	—	[a]	0.025	0.65	—
South America
Cerro Verde	Mill	995	0.40	—		0.016	1.64	—		2,997	0.37	—		0.014	1.51	—
	Crushed leach	43	0.52	—		—	—	—		65	0.42	—		—	—	—
	ROM leach	22	0.21	—		—	—	—		72	0.20	—		—	—	—
El Abra	Crushed leach	417	0.51	—		—	—	—		111	0.44	—		—	—	—
	ROM leach	137	0.33	—		—	—	—		60	0.22	—		—	—	—
Candelaria	Mill	302	0.57	0.13		—	2.03	—		13	0.60	0.15		—	2.20	—
Ojos del Salado	Mill	3	1.07	0.29		—	4.39	—		2	0.83	0.16		—	3.36	—
		1,919	0.44	0.02		0.008	1.17	—		3,320	0.37	—	[a]	0.013	1.38	—
Indonesia
Grasberg open pit	Mill	162	0.99	1.18		—	2.67	—		96	0.75	0.63		—	2.05	—
Deep Ore Zone	Mill	57	0.58	0.72		—	2.45	—		119	0.56	0.71		—	2.29	—
Big Gossan	Mill	14	2.47	1.11		—	15.97	—		40	2.18	0.92		—	13.09	—
Grasberg Block Cave[b]	Mill	349	1.22	1.01		—	3.73	—		650	0.90	0.65		—	3.44	—
Kucing Liar[b]	Mill	149	1.33	1.13		—	7.58	—		271	1.20	1.03		—	6.06	—
Deep Mill Level Zone[b]	Mill	69	0.92	0.74		—	4.61	—		448	0.83	0.70		—	4.14	—
		800	1.15	1.03		—	4.43	—		1,624	0.93	0.74		—	4.14	—
Africa
Tenke Fungurume	Agitation leach	52	3.49	—		—	—	0.39		67	3.09	—		—	—	0.32
Total FCX - 100% Basis		11,198	0.38	0.08		0.013	0.97	—	[a]	6,196	0.52	0.19		0.012	1.95	—	[a]

a.	Grade not shown because of rounding.

b.	Undeveloped reserves that would require additional capital investment, which could be significant, to bring into production.

The reserve table above and the tables on the following pages utilize the abbreviations described below:

•	g/t – grams per metric ton

•	Moly – Molybdenum

•	ROM – Run of Mine

Recoverable Proven and Probable Reserves
Estimated at December 31, 2012
(continued)
			Average Ore Grade						Recoveries[a]
		Proven and
		Probable
	Processing	Million	Copper	Gold		Moly	Silver	Cobalt	Copper	Gold	Moly	Silver	Cobalt
	Method	metric tons	%	g/t		%	g/t	%	%	%	%	%	%
North America
Morenci	Mill	685	0.50	—		0.021	—	—	79.3	—	47.1	—	—
	Crushed leach	422	0.52	—		—	—	—	78.1	—	—	—	—
	ROM leach	2,911	0.18	—		—	—	—	44.3	—	—	—	—
Bagdad	Mill	1,241	0.34	—	[b]	0.021	1.59	—	85.8	59.1	70.8	49.3	—
	ROM leach	490	0.12	—		—	—	—	24.2	—	—	—	—
Safford	Crushed leach	186	0.42	—		—	—	—	65.9	—	—	—	—
Sierrita	Mill	2,706	0.23	—	[b]	0.025	1.41	—	83.9	60.0	75.7	49.3	—
	ROM leach	17	0.19	—		—	—	—	52.3	—	—	—	—
Miami	ROM leach	41	0.51	—		—	—	—	61.8	—	—	—	—
Tyrone	ROM leach	138	0.28	—		—	—	—	60.1	—	—	—	—
Chino	Mill	170	0.57	0.04		0.008	0.48	—	78.8	77.9	44.0	78.5	—
	ROM leach	221	0.30	—		—	—	—	42.9	—	—	—	—
Henderson	Mill	113	—	—		0.172	—	—	—	—	84.7	—	—
Climax	Mill	198	—	—		0.164	—	—	—	—	88.9	—	—
Cobre[c]	ROM leach	73	0.39	—		—	—	—	50.7	—	—	—	—
		9,612
South America
Cerro Verde	Mill	3,992	0.38	—		0.015	1.54	—	86.2	—	54.3	44.9	—
	Crushed leach	108	0.46	—		—	—	—	79.7	—	—	—	—
	ROM leach	94	0.20	—		—	—	—	48.7	—	—	—	—
El Abra	Crushed leach	528	0.49	—		—	—	—	57.0	—	—	—	—
	ROM leach	197	0.30	—		—	—	—	26.4	—	—	—	—
Candelaria	Mill	315	0.57	0.13		—	2.03	—	89.2	71.9	—	76.3	—
Ojos del Salado	Mill	5	0.98	0.24		—	3.99	—	90.3	60.9	—	65.7	—
		5,239
Indonesia
Grasberg open pit	Mill	258	0.90	0.98		—	2.44	—	83.7	80.6	—	42.9	—
Deep Ore Zone	Mill	176	0.57	0.71		—	2.34	—	86.7	77.5	—	64.2	—
Big Gossan	Mill	54	2.26	0.97		—	13.84	—	91.6	66.1	—	63.8	—
Grasberg Block Cave[c]	Mill	999	1.01	0.78		—	3.54	—	84.2	64.8	—	57.2	—
Kucing Liar[c]	Mill	420	1.25	1.07		—	6.60	—	85.8	46.3	—	38.5	—
Deep Mill Level Zone[c]	Mill	517	0.84	0.70		—	4.20	—	87.1	79.0	—	64.6	—
		2,424
Africa
Tenke Fungurume	Agitation leach	119	3.26	—		—	—	0.35	86.0	—	—	—	75.6
Total FCX - 100% Basis		17,394

a.	Recoveries are net of estimated mill and smelter losses.

b.	Grade not shown because of rounding.

c.	Undeveloped reserves that would require additional capital investment, which could be significant, to bring into production.

Recoverable Proven and Probable Reserves
Estimated at December 31, 2012
(continued)
			Recoverable Reserves
			Copper		Gold		Moly		Silver	Cobalt
	FCX’s	Processing	billion		million		billion		million	billion
	Interest	Method	lbs.		ozs.		lbs.		ozs.	lbs.
North America
Morenci	85%	Mill	6.0		—		0.15		—	—
		Crushed leach	3.8		—		—		—	—
		ROM leach	5.0		—		—		—	—
Bagdad	100%	Mill	7.9		0.1		0.40		31.4	—
		ROM leach	0.3		—		—		—	—
Safford	100%	Crushed leach	1.2		—		—		—	—
Sierrita	100%	Mill	11.7		0.1		1.15		60.6	—
		ROM leach	—	[a]	—		—		—	—
Miami	100%	ROM leach	0.3		—		—		—	—
Tyrone	100%	ROM leach	0.5		—		—		—	—
Chino	100%	Mill	1.7		0.2		0.01		2.0	—
		ROM leach	0.6		—		—		—	—
Henderson	100%	Mill	—		—		0.36		—	—
Climax	100%	Mill	—		—		0.64		—	—
Cobre	100%	ROM leach	0.3		—		—		—	—
			39.3		0.4		2.71		94.0	—
Recoverable metal in stockpiles[b]			1.8		—		—	[a]	—	—
100% operations			41.1		0.4		2.71		94.0	—
Consolidated[c]			38.8		0.4		2.69		94.0	—
Net equity interest[d]			38.8		0.4		2.69		94.0	—
South America
Cerro Verde	53.56%	Mill	28.5		—		0.71		89.0	—
		Crushed leach	0.9		—		—		—	—
		ROM leach	0.2		—		—		—	—
El Abra	51%	Crushed leach	3.3		—		—		—	—
		ROM leach	0.3		—		—		—	—
Candelaria	80%	Mill	3.5		1.0		—		15.7	—
Ojos del Salado	80%	Mill	0.1		—	[a]	—		0.4	—
			36.8		1.0		0.71		105.1	—
Recoverable metal in stockpiles[b]			2.0		0.2		0.02		5.7	—
100% operations			38.8		1.2		0.73		110.8	—
Consolidated[c]			38.8		1.2		0.73		110.8	—
Net equity interest[d]			21.8		1.0		0.39		64.5	—
Indonesia
Grasberg open pit	e	Mill	4.3		6.5		—		8.7	—
Deep Ore Zone	e	Mill	1.9		3.1		—		8.5	—
Big Gossan	e	Mill	2.5		1.1		—		15.4	—
Grasberg Block Cave	e	Mill	18.8		16.2		—		65.1	—
Kucing Liar	e	Mill	9.9		6.7		—		34.3	—
Deep Mill Level Zone	e	Mill	8.3		9.2		—		45.1	—
100% operations			45.7		42.8		—		177.1	—
Consolidated[c]			31.0		30.9		—		116.6	—
Net equity interest[d]			28.1		28.0		—		105.7	—
Africa
Tenke Fungurume	56%	Agitation leach	7.3		—		—		—	0.69
Recoverable metal in stockpiles[b]			0.6		—		—		—	0.15
100% operations			7.9		—		—		—	0.84
Consolidated[c]			7.9		—		—		—	0.84
Net equity interest[d]			4.5		—		—		—	0.47

Total FCX – 100% basis			133.5		44.4		3.44		381.9	0.84
Total FCX – Consolidated basis[c]			116.5		32.5		3.42		321.4	0.84
Total FCX – Net equity interest[d]			93.2		29.4		3.08		264.2	0.47

a.	Amounts not shown because of rounding.

b.	Refer to "Mill and Leach Stockpiles" for additional information.

c.	Consolidated basis represents estimated metal quantities after reduction for joint venture partner interests at the Morenci mine in North America and at the Grasberg minerals district in Indonesia.

d.	Net equity interest represents estimated consolidated basis metal quantities further reduced for noncontrolling interest ownership.

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

The table below shows the minimum cutoff grade by process for each of our existing ore bodies as of December 31, 2012:

	Copper Equivalent Cutoff Grade (Percent)			Molybdenum Cutoff Grade (Percent)
	Mill	Crushed or Agitation Leach	ROM Leach	Mill
North America
Morenci	0.25	0.19	0.03	—
Bagdad	0.20	—	0.01	—
Safford	—	0.12	—	—
Sierrita	0.18	—	0.07	—
Miami	—	—	0.05	—
Tyrone	—	—	0.05	—
Chino	0.20	—	0.08	—
Henderson	—	—	—	0.12
Climax	—	—	—	0.06
Cobre	—	—	0.17	—
South America
Cerro Verde	0.17	0.19	0.14	—
El Abra	—	0.11	0.08	—
Candelaria	0.24	—	—	—
Ojos del Salado	0.64	—	—	—
Indonesia
Grasberg open pit	0.25	—	—	—
Deep Ore Zone	0.70	—	—	—
Big Gossan	1.80	—	—	—
Grasberg Block Cave	0.69	—	—	—
Kucing Liar	0.80	—	—	—
Deep Mill Level Zone	0.71	—	—	—
Africa
Tenke Fungurume	—	1.23	—	—

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

The following table sets forth the average drill hole spacing based on average sample distance or drill pattern spacing for proven and probable ore reserves by process type:

		Average Drill Hole Spacing (in Meters)
		Proven		Probable
	Mining Unit	Mill	Leach	Mill	Leach
North America
Morenci	Open Pit	86	86	122	122
Bagdad	Open Pit	86	86	122	122
Safford	Open Pit	—	86	—	122
Sierrita	Open Pit	73	37	120	75
Miami	Open Pit	—	61	—	91
Tyrone	Open Pit	—	86	—	86
Chino	Open Pit	43	86	86	122
Henderson	Block Cave	38	—	85	—
Climax	Open Pit	61	—	122	—
Cobre	Open Pit	—	61	—	91
South America
Cerro Verde	Open Pit	50	50	100	100
El Abra	Open Pit	—	75	—	120
Candelaria	Open Pit	35	—	70	—
Ojos del Salado	Sublevel Stoping	25	—	50	—
Indonesia
Grasberg	Open Pit	32	—	88	—
Deep Ore Zone	Block Cave	23	—	58	—
Big Gossan	Open Stope	14	—	44	—
Grasberg	Block Cave	30	—	78	—
Kucing Liar	Block Cave	39	—	100	—
Deep Mill Level Zone	Block Cave	21	—	80	—
Africa
Tenke Fungurume	Open Pit	—	50	—	100

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

Following are our stockpiles and the estimated recoverable copper contained within those stockpiles as of December 31, 2012:

					Recoverable
	Millions of	Average	Recovery		Copper
	Metric Tons	Grade (%)	Rate (%)		(billion pounds)
Mill stockpiles
Cerro Verde	103	0.40	81.8		0.7
Candelaria	94	0.36	83.3		0.7
	197				1.4

Leach stockpiles
Morenci	5,188	0.25	2.1		0.6
Bagdad	479	0.26	2.7		0.1
Safford	135	0.44	19.6		0.2
Sierrita	650	0.15	12.2		0.3
Miami	471	0.38	2.0		0.1
Tyrone	1,053	0.28	2.4		0.1
Chino	1,617	0.26	4.7	[a]	0.4 [a]
Cerro Verde	428	0.53	2.7		0.1
El Abra	452	0.40	11.5		0.5
Tenke Fungurume	22	1.21	92.5		0.6
	10,495				3.0

Total FCX - 100% basis					4.4
Total FCX - Consolidated basis[b]					4.3
Total FCX - Net equity interest[c]					3.3

a.
During 2012, we completed an assessment of estimated future recovery rates within the current mine plan at our Chino leaching operations, which resulted in a downward revision of these rates and a corresponding reduction of 594 million pounds of estimated recoverable copper in Chino's leach stockpiles.

b.	Consolidated basis represents estimated metal quantities after reduction for our joint venture partner’s interest in the Morenci mine in North America.

c.	Net equity interest represents estimated consolidated basis metal quantities further reduced for noncontrolling interest ownership.

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

Mineralized Material
Estimated at December 31, 2012
		Milling Material					Leaching Material		Total Mineralized Material
		Million					Million		Million
	FCX’s	metric	Copper	Gold		Moly	metric	Copper	metric	Copper	Gold		Moly
	Interest	tons	%	g/t		%	tons	%	tons	%	g/t		%
North America
Morenci	85%	596	0.35	—		0.020	2,278	0.21	2,874	0.24	—		0.004
Bagdad[a]	100%	523	0.29	—	[b]	0.019	50	0.11	573	0.27	—	[b]	0.017
Safford[a]	100%	480	0.52	0.09		0.004	171	0.24	651	0.44	0.08		0.003
Sierrita[a]	100%	1,588	0.18	—	[b]	0.022	21	0.15	1,609	0.18	—	[b]	0.021
Miami	100%	—	—	—		—	11	0.50	11	0.50	—		—
Tyrone	100%	—	—	—		—	98	0.28	98	0.28	—		—
Chino	100%	62	0.49	—		0.013	22	0.30	84	0.44	—		0.011
Henderson	100%	159	—	—		0.148	—	—	159	—	—		0.148
Climax	100%	390	—	—		0.156	—	—	390	—	—		0.156
Cobre	100%	39	0.51	—		—	4	0.25	43	0.48	—		—
Ajo[a]	100%	948	0.32	0.06		0.006	—	—	948	0.32	0.06		0.006
Cochise/Bisbee	100%	—	—	—		—	276	0.44	276	0.44	—		—
Lone Star	100%	—	—	—		—	656	0.44	656	0.44	—		—
Sanchez	100%	—	—	—		—	175	0.29	175	0.29	—		—
Tohono	100%	204	0.70	—		—	258	0.64	462	0.67	—		—
Twin Buttes[a]	100%	445	0.40	—		0.025	53	0.21	498	0.38	—		0.022
South America
Cerro Verde[a]	53.56%	595	0.37	—		0.015	42	0.47	637	0.38	—		0.014
El Abra	51%	1,484	0.43	—		—	316	0.25	1,800	0.40	—		—
Candelaria[a]	80%	68	0.55	0.13		—	—	—	68	0.55	0.13		—
Indonesia
Grasberg minerals district[a]	54.38%[c]	2,341	0.63	0.55		—	—	—	2,341	0.63	0.55		—
Africa
Tenke Fungurume[d]	56%	72	3.60	—		—	18	3.22	90	3.52	—		—
Kisanfu[d]	95%	56	2.33	—		—	52	2.94	108	2.62	—		—
Total FCX - 100% basis		10,050	0.43	0.14		0.017	4,501	0.34	14,551	0.40	0.10		0.012
Total FCX - Consolidated basis[e]		9,024					4,159		13,183
Total FCX - Net equity interest[f]		7,842					3,974		11,815

a.
Stated tonnage also includes silver at Bagdad (1.1 g/t), Safford (1.6 g/t), Sierrita (1.1 g/t), Ajo (0.9 g/t), Twin Buttes (2.1 g/t), Cerro Verde (1.4 g/t), Candelaria (1.9 g/t) and the Grasberg minerals district (3.4 g/t).

b.	Amounts not shown because of rounding.

c.	FCX's interest in the Grasberg minerals district reflects our 60 percent joint venture ownership further reduced by noncontrolling interest ownership.

d.	Stated tonnage also includes cobalt at Tenke Fungurume (0.31 percent) and Kisanfu (1.08 percent).

e.	Consolidated basis represents estimated mineralized materials after reduction for our joint venture partners' interest in the Morenci mine and the Grasberg minerals district.

f.	Net equity interest represents estimated consolidated basis mineralized material further reduced for noncontrolling interest ownership.

Item 1A. Risk Factors.
This report contains “forward-looking statements” within the meaning of United States (U.S.) federal securities laws. Forward-looking statements are all statements other than statements of historical facts, such as statements regarding projected ore grades and milling rates, projected production and sales volumes, projected unit net cash costs, projected operating cash flows, projected capital expenditures, exploration efforts and results, mine production and development plans, the impact of deferred intercompany profits on earnings, liquidity, other financial commitments and tax rates, the impact of copper, gold, molybdenum and cobalt price changes, availability of power, water, labor and equipment, reclamation and closure costs and plans, environmental liabilities and expenditures, litigation contingencies and results, future dividend payments, reserve estimates, risks associated with the completion of pending acquisitions, and anticipated political, economic and social conditions in our areas of operations. We undertake no obligation to update any forward-looking statements. Readers are cautioned that forward-looking statements are not guarantees of future performance and our actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that could cause our actual results to differ materially from those anticipated in the forward-looking statements include the following.

Financial risks

Extended declines in the market prices of copper, gold and/or molybdenum could adversely affect our earnings and cash flows and, if sustained, could adversely affect our ability to repay debt. Fluctuations in the market prices of copper, gold or molybdenum can cause significant volatility in our financial performance and adversely affect the trading prices of our debt and common stock.

Our financial results vary with fluctuations in metal market prices, including copper, gold and molybdenum (for further information about the market prices of these commodities, refer to discussion below and in Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations”). An extended decline in the market prices of these commodities could adversely affect our financial results, or our ability to repay our debt and meet our other fixed obligations, and depress the trading prices of our common stock and of our publicly traded debt securities.

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

Copper prices have fluctuated historically, with LME spot copper prices ranging from a low of $2.76 to a high of $4.60 per pound during the three years ended December 31, 2012. Copper prices are affected by numerous factors beyond our control, including:

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

Gold prices have also fluctuated historically, with the London PM gold price ranging from a low of $1,058 to a high of $1,895 per ounce during the three years ended December 31, 2012. Gold prices are affected by numerous factors beyond our control, including:

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

Molybdenum prices also fluctuate, with the Metals Week Molybdenum Dealer Oxide weekly average price ranging from a low of $10.90 to a high of $18.60 per pound during the three years ended December 31, 2012. Molybdenum prices are affected by numerous factors beyond our control, including:

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

Under U.S. federal and state laws that require closure and reclamation plans for our mines, we generally are required to provide financial assurance sufficient to allow a third party to implement those plans if we are unable to do so. The U.S. Environmental Protection Agency (EPA) and state agencies may also seek financial assurance for investigation and remediation actions under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) or equivalent state regulations. The failure to comply with these requirements could have a material adverse effect on us.

We are required by U.S. federal and state laws to provide financial assurance sufficient to allow a third party to implement approved closure and reclamation plans if we are unable to do so. These laws are complex and vary from jurisdiction to jurisdiction. The laws govern the determination of the scope and cost of the closure and reclamation obligations and the amount and forms of financial assurance. EPA and state agencies may also seek financial assurance for investigation and remediation actions under CERCLA or equivalent state regulations.

In July 2009, EPA published a Priority Notice of Action identifying classes of facilities within the hardrock mining industry for which the agency will develop financial responsibility requirements consistent with the degree and duration of risk associated with the production, transportation, treatment, storage or disposal of hazardous substances. In EPA's semi-annual regulatory agenda published on January 8, 2013, EPA indicated that it intends to propose regulations regarding hardrock mining financial responsibility in May 2014. It is uncertain how the new requirements, if promulgated, will affect the amount and form of our existing and future financial assurance obligations.

The amount of financial assurance we are required to provide will vary with changes in laws, regulations and reclamation and closure requirements and cost estimates. As of December 31, 2012, our financial assurance obligations associated with closure and reclamation costs totaled $970 million, of which $601 million was in the form of parent company guarantees and financial capability demonstrations. Our ability to continue to provide financial assurance in the form of parent guarantees and financial capability demonstrations depends on our ability to meet financial tests. Certain of the ratios in these tests are significantly more rigorous for companies that do not have an investment grade rating from a state-approved ratings service. We are currently rated investment grade by Standard & Poor's Rating Services (S&P), Fitch Ratings and Moody's Investors Service (Moody's). If we fail to maintain our investment grade rating, we would be subject to these more rigorous tests, in which case the regulatory agencies may require us to provide alternative forms of financial assurance, such as letters of credit, surety bonds or collateral. Depending on our financial condition and market conditions, these other forms of financial assurance may be difficult or costly to provide. Issuance of letters of credit under our credit facilities would reduce our available liquidity. Failure to provide the required financial assurance could result in the closure of mines. As of December 31, 2012, we had limited financial assurance obligations associated with CERCLA-related remediation obligations, although EPA and certain states are increasing the use of financial assurance requirements for such obligations.

For additional information and for discussion of mine closure laws impacting our international operations, refer to the environmental risk factor "Mine closure regulations impose substantial costs on our operations."

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

Our international operations must comply with the U.S. Foreign Corrupt Practices Act and similar anti-corruption and anti-bribery laws of the foreign jurisdictions in which we operate. There has been a substantial increase in the global enforcement of these laws. Although we have a compliance program in place designed to reduce the likelihood of violations of such laws, any violation could result in significant criminal or civil sanctions.

We are involved in several significant tax proceedings and other tax matters with the Indonesian and Peruvian tax authorities (refer to Note 13 for further discussion of these matters).

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

Maintaining a good working relationship with the Indonesian government is important to us because our mining operations there are among Indonesia's most significant business enterprises and are conducted pursuant to a Contract of Work (COW) with the Indonesian government. Partially because of their significance to Indonesia's economy, the environmentally sensitive area in which they are located, and the number of people employed, our operations are occasionally the subject of criticism in the Indonesian press and in political debates, and have been the target of protests and occasional violence.

Between July 2009 and February 15, 2013, there were 37 shooting incidents in and around the Grasberg minerals district, including along the road leading to our mining and milling operations, which resulted in 15 fatalities and 57 injuries. The investigation of these matters is continuing. We have taken precautionary measures, including limiting the use of the roads to secured convoys. The Indonesian government has responded with additional security forces and expressed a commitment to protect the safety of the community and our operations. Prolonged limitations on access to the road could adversely affect operations at the mine. The safety of our workforce is a critical concern, and PT Freeport Indonesia is working cooperatively with the Indonesian government to address security issues.

During 2011, PT Freeport Indonesia was adversely affected by labor disruptions, including an eight-day work stoppage in July 2011 and an approximate three-month strike that concluded in December 2011. The strike involved civil unrest, transportation blockades, sabotage of important operating facilities and violence. Additionally, during first-quarter 2012, PT Freeport Indonesia experienced work interruptions in connection with its efforts to resume normal operations and temporarily suspended operations.

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

We will not mine all of our ore reserves in Indonesia before the initial term of our COW expires.

PT Freeport Indonesia is entitled to mine in Indonesia under its COW with the Indonesian government. The initial term of the current COW expires in 2021, but can be extended for two 10-year periods subject to Indonesian government approval, which pursuant to the COW cannot be withheld or delayed unreasonably. Our proven and probable ore reserves in Indonesia reflect estimates of minerals that can be recovered through the end of 2041 and our current mine plan has been developed, and our operations are based on the assumption that we will receive the two 10-year extensions. As a result, we will not mine all of these ore reserves during the initial term of the current COW, and there can be no assurance that the Indonesian government will approve the extensions. Prior to the end of 2021, we expect to mine 28 percent of aggregate proven and probable recoverable ore at December 31, 2012, representing 34 percent of PT Freeport Indonesia's share of recoverable copper reserves and 46 percent of its share of recoverable gold reserves.

We have had discussions with the Indonesian government regarding the implications of the 2009 mining law, and are working cooperatively to complete the government's contract of work evaluation process and to obtain an extension of the COW beyond 2021, as provided under the terms of the COW (refer to Part I, Items 1 and 2., "Business and Properties - Mines, Indonesia" for further discussion). The outcome of these discussions may result in revisions to certain terms of the COW.

Our COWs in Indonesia are subject to termination if we do not comply with our contractual obligations, and if a dispute arises, we may have to submit to the jurisdiction of a foreign court or arbitration panel.

PT Freeport Indonesia's COW and other COWs in which we have an interest were entered into under Indonesia's 1967 Foreign Capital Investment Law, which provides guarantees of remittance rights and protection against nationalization. Our COWs can be terminated by the Indonesia government if we do not satisfy our contractual obligations, which include the payment of royalties and taxes to the government and the satisfaction of certain mining, environmental, safety and health requirements.

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

At times, certain government officials and others in Indonesia have questioned the validity of contracts entered into by the Indonesian government prior to May 1998 (i.e., during the Suharto regime, which lasted over 30 years), including PT Freeport Indonesia's COW, which was signed in December 1991. We cannot provide assurance that the validity of, or our compliance with, the COWs will not be challenged for political or other reasons. PT Freeport Indonesia's COW and our other COWs require that disputes with the Indonesian government be submitted to international arbitration. Accordingly, if a dispute arises under the COWs, we face the risk of having to submit to the jurisdiction of a foreign court or arbitration panel, and if we prevail in such a dispute, we will face the additional risk of having to enforce the judgment of a foreign court or arbitration panel against Indonesia within its own territory.

The Tenke Fungurume minerals district is located in the Katanga province of the DRC, and may be adversely affected by security risks and political, economic and social instability in the DRC.

During 2009, we completed construction activities and commenced copper and cobalt production at the Tenke Fungurume (Tenke) mine located in the DRC. Since gaining independence in 1960, the DRC has undergone outbreaks of violence, changes in national leadership and financial crises. These factors heighten the risk of abrupt changes in the national policy toward foreign investors, which in turn could result in unilateral modification of concessions or contracts, increased taxation, denial of permits or permit renewals or expropriation of assets. As part of a review of all mining contracts by the Ministry of Mines (the Ministry) in the DRC, in February 2008, we received notification that the Ministry wished to renegotiate several material provisions of Tenke Fungurume Mining S.A.R.L.'s (TFM) mining concessions. In October 2010, the DRC government concluded its review of TFM's existing mining contracts and confirmed that they are in good standing. In connection with the review, TFM made several commitments that were reflected in amendments to its mining contracts, which were signed by the parties in December 2010, approved by a ministerial council in March 2011, and a Presidential Decree was issued in April 2011. In addition, effective March 26, 2012, the DRC government issued a Presidential Decree approving modifications to TFM's bylaws. Among other changes to the Amended and Restated Mining Convention (ARMC), FCX's effective ownership in TFM was reduced from 57.75 percent to 56 percent.

Political, economic, social and security risks in the DRC are generally outside of our control and could adversely affect our business. These risks include legal and regulatory uncertainties; exposure to an environment of governmental corruption and bribery; attempts to increase taxes or claims for fees and penalties by governmental officials, including retroactive claims; security risks resulting from political instability in the DRC; and risk of loss due to civil strife, acts of war, guerrilla activities, insurrection and terrorism.

In addition to ongoing conflict in the eastern region of the DRC, there have been a limited number of reported acts of violence in the Katanga province where the Tenke Fungurme minerals district is located. The safety of our workforce at all of our operations is our highest priority, and TFM works cooperatively with government officials to address security issues; however, no assurance can be given that conflict or random acts of violence will not occur near or impact TFM's operations.

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

Refer to the international risk factor “Because our Grasberg minerals district is our most significant operating asset, our business may continue to be adversely affected by political, economic and social uncertainties in Indonesia” for more information about a series of shooting incidents near our Grasberg minerals district.

In July 2009, two suicide bombers set off explosions inside of the JW Marriott and Ritz-Carlton hotels in Jakarta, Indonesia, that killed nine people and injured 53 others, including two of our Indonesia-based executives.

In October 2005, three suicide bombers killed 19 people and wounded over 100 in the Indonesian province of Bali, which is 1,500 miles west of our mining and milling operations. In September 2004, 11 people were killed and over 200 injured by a car bomb detonated in front of the Australian embassy in Jakarta. In August 2003, 12 people were killed and over 100 were injured by a car bomb detonated outside of the JW Marriott Hotel in Jakarta, Indonesia. In October 2002, a bombing killed 202 people in Bali. Indonesian authorities arrested 35 people in connection with this bombing and 29 of those arrested have been tried and convicted. The same international terrorist organizations are suspected in each of these incidents. In November 2005, Indonesian police raided a house in East Java that resulted in the death of other accused terrorists linked to the bombings discussed above. Our mining and milling operations were not interrupted by these incidents, but PT Freeport Indonesia's corporate office in Jakarta had to relocate for several months following the bombing in front of the Australian embassy. In addition to the Bali, JW Marriott Hotel and Australian embassy bombings, there have been anti-American demonstrations in certain sections of Indonesia reportedly led by radical Islamic activists.

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

Mines by their nature are subject to many operational risks, some of which are outside of our control. These operational risks, which could adversely affect our business, operating results and cash flows, include the following:

•	Earthquakes, floods and other natural disasters;

•	The occurrence of unusual weather or operating conditions and other force majeure events;

•	The failure of equipment or processes to operate in accordance with specifications, design or expectations;

•	Accidents;

•	Wall failures and rock slides in our open-pit mines, and structural collapses in our underground mines;

•	Interruption of energy supply;

•	Lower than expected ore grades or recovery rates;

•	Metallurgical and other processing problems;

•	Unanticipated ground and water conditions;

•	Adverse claims to water rights, adverse outcomes of pending water adjudications and shortages of water to which we have rights;

•	Adjacent land ownership or usage that results in constraints on current or future mine operations;

•	Delays in the receipt of or failure to receive necessary government authorizations, approvals or permits;

•	Delays in transportation and disruptions of supply routes; and

•	The inability to obtain satisfactory insurance coverage.

Managing the volume of waste rock, leach material and tailings produced in our mining operations also presents significant environmental, safety and engineering challenges and risks. We maintain large leach pads and tailings impoundments containing viscous material, which must be monitored for structural stability and leakages; our tailings impoundments in arid areas must have effective programs to suppress fugitive dust emissions; and we must effectively monitor and treat acid rock drainage. In Indonesia, we use a river transport system for tailings management, which presents other risks, as discussed elsewhere in these risk factors. The failure to adequately manage these risks could result in significant personal injury, loss of life, property damage and damage to the environment, both in and around our areas of operations, as well as damage to production facilities and delays in or curtailments of production.

Our business may also be impacted by information technology disruptions. Cybersecurity incidents, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data. We have experienced cybersecurity incidents in the past and may experience them in the future. We believe that we have implemented appropriate measures to mitigate potential risks to our technology and our operations from these information technology disruptions. However, given the unpredictability of the timing, nature and scope of information technology disruptions, we could potentially be subject to production downtimes, operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

Labor unrest and activism could disrupt our operations and may adversely affect our business, financial condition, results of operations and prospects.

As further described in Part I, Items 1 and 2., “Business and Properties - Labor Matters,” we are party to labor agreements with various unions that represent employees at our operations. Labor agreements are negotiated on a periodic basis, and the risk exists that labor agreements may not be renewed on reasonably satisfactory terms to us or at all. We cannot predict what issues may be raised by the collective bargaining units representing our employees and, if raised, whether negotiations concerning those issues will be concluded successfully. Our production and sales volumes could be significantly reduced and our business, financial condition and results of operations adversely affected by significant reductions in productivity or protracted work stoppages at one or more of our operations. Additionally, if we enter into a new labor agreement with any union that significantly increases our labor costs relative to our competitors, our ability to compete may be materially and adversely affected.

During 2011, PT Freeport Indonesia was adversely affected by labor disruptions, including an eight-day work stoppage in July 2011 and an approximate three-month strike that concluded in December 2011. The strike involved civil unrest, transportation blockades, sabotage of important operating facilities and violence. Additionally, during first-quarter 2012, PT Freeport Indonesia experienced work interruptions in connection with its efforts to resume normal operations and temporarily suspended operations.

In fourth-quarter 2011, there was an approximate two-month labor strike at Cerro Verde during the negotiation of a new labor agreement. The strike did not have a significant impact on production, and a new three-year agreement with the union was reached in late December 2011.

As of December 31, 2012, approximately 50 percent of our labor force was covered by collective bargaining agreements, and approximately 35 percent of our labor force is covered by agreements that will expire within one year.

If we do not successfully negotiate new collective bargaining agreements with our union workers, we may incur prolonged strikes and other work stoppages at our mining operations, which could adversely affect our business, financial condition and results of operations.

Our mining production depends on the availability of sufficient water supplies.

Our operations require significant quantities of water for mining, ore processing and related support facilities. Our operations in North and South America are in areas where water is scarce and competition among users for continuing access to water is significant. Continuous production at our mines is dependent on our ability to maintain our water rights and claims, and the continuing physical availability of the water supplies.

At our North America operations, certain of our water supplies are supported by surface water rights, which give us the right to use public waters for a statutorily defined beneficial use at a designated location. In Arizona, we are a participant in two active general stream adjudications in which, for over 30 years, the Arizona courts have been attempting to quantify and prioritize surface water claims for two of the state's largest river systems, which affect four of our operating mines (Morenci, Safford, Sierrita and Miami). The legal precedent set in these proceedings may also affect our Bagdad mine. Groundwater has historically been treated differently from surface water under Arizona law, which has generally allowed land owners to pump at will, subject to the doctrine of reasonable use. However, court decisions in one of the adjudications have concluded that groundwater pumping may affect surface water, thereby bringing the pumping within the jurisdiction of the general stream adjudications. The effort to define the boundaries between groundwater and surface water remains contested, however, and is currently a primary focus of one of those adjudications. Because groundwater accounts for approximately 40 percent of Arizona’s water supplies, the re-characterization of any significant portion of that water as surface water could jeopardize the ability of consumers, farmers, ranchers, municipalities, and industrial users like us, to continue to access water supplies that have been relied on for decades. Because we are a significant user of groundwater in Arizona, we are an active participant in the adjudication proceedings.

In Colorado, our surface water and groundwater rights are subject to adjudication and we are involved in legal proceedings to resolve disputes regarding priority and administration of rights, including priority of some of our rights for the Climax molybdenum mine. In New Mexico, our surface water and groundwater rights are fully licensed or have been fully adjudicated.

Water for our Cerro Verde mining operation comes from renewable sources through a series of storage reservoirs on the Rio Chili watershed that collect water primarily from seasonal precipitation. Due to occasional drought conditions and the possibility that climate change will reduce precipitation levels, temporary supply shortages are possible that could affect our current and planned Cerro Verde operations. Cerro Verde has been conducting water studies to assess opportunities for additional supplies to support current operations and potential future expansion projects. Cerro Verde has reached an agreement with the Regional Government of Arequipa, the National Government, Servicio de Agua Potable y Alcantarillado de Arequipa S.A. (SEDAPAR) and other local institutions to allow it to finance the engineering and construction of a wastewater treatment plant, should Cerro Verde proceed with plans for a large-scale concentrator expansion. Once Cerro Verde obtains a license for the treated water, it would be used to supplement its existing water supplies to support the concentrator expansion.

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

Water for our Candelaria and Ojos del Salado mining operations is drawn from the Copiapó River aquifer. Because of rapid depletion of this aquifer in recent years, Candelaria is expanding its sources of water supply. During 2010, we completed construction of a pipeline to convey reclaimed water from a nearby water treatment facility to our Candelaria mine. In addition, we have substantially completed the construction of a desalination plant and pipeline that will supply Candelaria’s longer term water needs.

Although each of our operations currently has access to sufficient water supplies to support current operational demands, some supplies are subject to unresolved claims by others, and additional supplies that may be needed to support expanded operations are expensive, in short supply, and can be difficult to access because of logistical and legal obstacles. Moreover, we cannot predict the potential outcome of pending or future legal proceedings on our water rights, claims and uses. The loss of a water right, loss of continued use of a currently available water supply, or inability to expand our water resources could materially and adversely affect our mining operations, by significantly increasing the cost of water, forcing us to curtail operations, preventing us from expanding operations or forcing premature closures, thereby increasing and/or accelerating costs or foregoing profitable operations.

Increased production costs could reduce our profitability and cash flow.

Our copper mining operations require significant energy, principally diesel, electricity, coal and natural gas. For the year 2012, energy represented approximately 21 percent of our consolidated copper production costs. An inability to procure sufficient energy at reasonable prices could adversely affect our profits, cash flow and growth opportunities.

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

Also refer to the environmental risk factor “Regulation of greenhouse gas emissions and climate change issues may increase our costs and adversely affect our operations and markets” for discussion of the potential for increased energy costs.

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

The Tenke Fungurume minerals district is located in a remote area of the DRC and is subject to additional challenges, including:

•	Severely limited infrastructure, including road, bridge and rail access that is in disrepair and receives minimal maintenance;

•	Limited and possibly unreliable energy supply from antiquated equipment and from power distribution corridors that are not maintained;

•	Challenges in obtaining experienced personnel;

•	Security risks; and

•	Limited health care in an area plagued by disease and other potential endemic health issues, including malaria, cholera and HIV.

Additionally, due to limited rail access, we currently truck a significant portion of the production from the Tenke mines approximately 1,900 miles to ports in South Africa. The Tenke Fungurume minerals district and its future development may be substantially affected by factors beyond our control, which could adversely affect their contribution to our operating results and increase the cost of future development.

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

Environmental risks

Our operations are subject to complex and evolving environmental laws and regulation. Compliance with environmental regulatory requirements involves significant costs and may constrain our expansion opportunities.

Our mining, development, exploration and production activities, both in the U.S. and internationally, are subject to extensive laws and regulations governing occupational health, mine safety, generation, transportation and disposal of hazardous toxic substances, waste disposal, air emissions and water discharges, remediation of the environment, protection of endangered and protected species, and other related matters. Compliance with these laws and regulations imposes substantial costs, which we expect will continue to increase over time because of increased regulatory oversight, adoption of increasingly stringent environmental standards, as well as other factors.

For example, under the Clean Air Act, EPA recently lowered the National Ambient Air Quality Standards (NAAQS) for sulfur dioxide. The area around our smelter in Miami, Arizona, has sulfur dioxide levels in excess of the new standard, and the smelter is the primary contributor to those levels. As a result, we will be required to limit the smelter’s operations or install expensive pollution control equipment that will significantly reduce those emissions. Additionally, any expansion of the smelter will be constrained by, or be significantly more expensive because of, these new standards.

In addition, EPA has recently proposed rules that, if effective, would reclassify some mineral processing materials as “hazardous waste” under the Federal Resource Conservation and Recovery Act, which would reverse long-standing EPA regulatory determinations and subject the industry to significant new and costly waste management requirements.

We also believe there has generally been more aggressive application of the Endangered Species Act, resulting in increases in the number of protected species and expansive designations of their critical habitat, which may make obtaining federal permits and securing additional water resources more time-consuming, unpredictable and expensive.

Other regulation under consideration by environmental regulatory agencies include provisions that would impose additional restrictions on waterway discharges, and regulate environmental impacts of radioactive materials associated with mining operations and expand regulation of solid wastes, among other things.

Adoption of these or similar new environmental regulations or more stringent application of existing regulations may materially increase our costs and constrain our U.S. expansion opportunities.

In addition to compliance with environmental regulation at our operating sites, we incur significant costs for remediating environmental conditions on properties that have not been operated in many years.

Freeport-McMoRan Corporation (FMC), and many of its affiliates and predecessor companies have been involved in exploration, mining, milling, smelting and manufacturing in the U.S. for more than a century. Activities that occurred in the late 19th century and the 20th century prior to the advent of modern environmental laws were not subject to environmental regulation and were conducted before American industrial companies understood the long-term effects of their operations on the surrounding environment. With the passage of CERCLA in 1980, companies like FMC became legally responsible for environmental remediation on properties previously owned or operated by them, irrespective of when the damage to the environment occurred or who caused it. That liability is often shared on a joint and several basis with all other owners and operators, meaning that each owner or operator of the property is fully responsible for the clean-up, although in many cases some or all of the other historical owners or operators no longer exist, do not have the financial ability to respond or cannot be found. As a result, because of our acquisition of FMC in 2007, many of the subsidiary companies we now own are responsible for a wide variety of environmental remediation projects throughout the U.S., and we expect to spend substantial sums annually for many years to address those remediation issues. We are also subject to claims where the release of hazardous substances is alleged to have damaged natural resources. At December 31, 2012, we had more than 100 active remediation projects (including damaged natural resource claims) in the U.S. in 28 states.

At December 31, 2012, we had $1.2 billion recorded in our consolidated balance sheet for environmental obligations attributed to CERCLA or analogous state programs and for estimated future costs associated with environmental matters at closed facilities or closed portions of certain operating facilities. Our environmental obligation estimates are primarily based upon:

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

In addition, remediation standards imposed by EPA and state environmental agencies have generally become more stringent over time. For example, in some cases, EPA has applied increasingly costly requirements regarding remediation of contaminated water bottom sediments. Continued application of these types of standards could have an adverse impact on our ultimate cleanup costs at the Newtown Creek site in New York City. Additionally, imposition of more stringent remediation standards poses a risk that additional remediation work could be required at sites that we have already remediated to the satisfaction of the responsible governmental agencies, and may increase the risk of toxic tort litigation.

Refer to Note 13 for further discussion of our environmental obligations.

During 2012, we incurred environmental capital expenditures and other environmental costs (including our joint venture partners' shares) to comply with applicable environmental laws and regulations that affect our operations of $612 million, compared with $387 million in 2011 and $372 million in 2010. For 2013, we expect to incur approximately $600 million of aggregate environmental capital expenditures and other environmental costs. The timing and amounts of estimated payments could change as a result of changes in regulatory requirements, changes in scope and costs of reclamation activities, the settlement of environmental matters and as actual spending occurs.

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

Another major environmental challenge is managing overburden, which is the rock that must be moved aside in the mining process to reach the ore. In the presence of air, water and naturally occurring bacteria, some overburden can generate acid rock drainage, or acidic water containing dissolved metals that, if not properly managed, can adversely affect the environment.

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

Since 2005, PT Freeport Indonesia has participated in the Indonesian government's PROPER (Program for Pollution Control, Evaluation and Rating) program. The last PROPER audit where the Indonesian Ministry of Environment issued PT Freeport Indonesia a rating was in 2010, for which a Blue rating was issued acknowledging PT Freeport Indonesia's environmental management practices as being in compliance with the laws and regulations in Indonesia. In 2011, a PROPER audit of PT Freeport Indonesia was performed, however the Indonesian Ministry of Environment did not issue a rating for PT Freeport Indonesia. A PROPER audit of PT Freeport Indonesia was not performed in 2012 because of security conditions that existed.

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

In July 2011, the Chilean senate passed legislation regulating mine closure, which became effective November 2012 and established new requirements for closure plans. Our Chilean operations will be required to update closure plans and provide financial assurance for these obligations. Revised closure plans for our Chilean mine sites are due in November 2014.

Cerro Verde is subject to regulation under the Mine Closure Law administered by the Peruvian Ministry of Energy and Mines. Under the closure regulations, mines must submit a closure plan that includes the reclamation methods, closure cost estimates, methods of control and verification, closure and post-closure plans and financial assurance. The updated closure plan for the Cerro Verde mine expansion must be submitted to the Peruvian regulatory authorities in December 2013.

In December 2009, PT Freeport Indonesia submitted its revised mine closure plan to the Department of Energy and Minerals Resources for review and has addressed comments received during the course of this review process. In December 2010, the President of Indonesia issued a regulation regarding mine reclamation and closure, which requires a company to provide a mine closure guarantee in the form of a time deposit placed in a state-owned bank in Indonesia. In accordance with its COW, PT Freeport Indonesia is working with the Department of Energy and

Mineral Resources to review these requirements, including discussions of other options for the mine closure guarantee.

We cannot predict at this time the cost of these closure plans or the levels or forms of financial assurance that may be required, which amounts could be substantial.

At December 31, 2012, we had asset retirement obligations (AROs) of $1.1 billion recorded in our consolidated balance sheet. ARO cost estimates may increase or decrease significantly in the future as a result of changes in closure regulations, changes in engineering designs and technology, permit modifications or updates, changes in mine plans, inflation or other factors and as actual reclamation spending occurs. Refer to Note 13 for further discussion.

Regulation of greenhouse gas emissions and climate change issues may increase our costs and adversely affect our operations and markets.

Many scientists believe that emissions from the combustion of carbon-based fuels contribute to greenhouse effects and, therefore, contribute to climate change. In 2012, our worldwide total greenhouse gas emissions, measured as carbon dioxide equivalent emissions, were approximately 10 million metric tons, divided between direct (59 percent) and indirect (41 percent) emissions. Most of our direct emissions are from fuel combustion in haul trucks, followed by the combustion of fuels to provide energy for roasting, smelting and other processes. Indirect emissions are generally the emissions of outside providers from whom we purchase electricity for use in our operations. Our direct emissions are in Indonesia (54 percent), North America (28 percent), South America (11 percent), and Europe and Africa (7 percent). Our indirect emissions are in North America (73 percent), South America (24 percent) and Europe (3 percent).

A number of governments have introduced or are contemplating regulatory initiatives designed to control and reduce greenhouse gas emissions. In June 2010, the EPA issued final regulations under the Clean Air Act for the control of greenhouse gases from new large stationary sources and major modifications to existing large stationary sources. This and other federal greenhouse gas regulations have been challenged in judicial proceedings. Certain of our operations, including the Miami smelter, could be materially affected by these regulations if plant expansions exceed applicable thresholds. In addition, anticipated future EPA regulations covering large fossil fuel fired power plants may materially increase energy costs at our operations. The U.S. may also become a party to international agreements to reduce greenhouse gas emissions, which could lead to new regulations affecting our U.S. operations. The December 1997 Kyoto Protocol established greenhouse gas emission targets for developed countries that ratified the Protocol. In 2012, parties to the Kyoto Protocol agreed to a second commitment period beyond the original December 2012 expiration date. Although the U.S. has not ratified the Kyoto Protocol, the U.S. continues to participate in global climate summits that may lead to an agreement in the future.

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

We are a holding company with no material assets other than the capital stock of our subsidiaries. As a result, our ability to repay our indebtedness and pay dividends is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, loan, debt repayment or otherwise. Our subsidiaries do not have any obligation to make funds available to us to repay our indebtedness or pay dividends. Dividends from subsidiaries that are not wholly owned are shared with other equity owners. Cash at our international operations is also subject to foreign withholding taxes upon repatriation into the U.S.

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

Anti-takeover provisions in our charter documents and Delaware law may make an acquisition of us more difficult. These provisions:

•
Authorize our Board of Directors (the Board) to issue preferred stock without stockholder approval and to designate the rights, preferences and privileges of each class; if issued, such preferred stock would increase the number of outstanding shares of our capital stock and could include terms that may deter an acquisition of us;

•	Establish advance notice requirements for nominations to the Board or for proposals that can be presented at stockholder meetings;

•	Limit removal of directors for cause only;

•	Limit who may call stockholder meetings; and

•
Require the approval of the holders of two thirds of our outstanding common stock to enter into certain business combination transactions, subject to certain exceptions, including if the consideration to be received by our common stockholders in the transaction is deemed to be a fair price.

These provisions may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, our common stock. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors other than the candidates nominated by the Board.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit large stockholders from consummating a merger with, or acquisition of, us.

These provisions may deter an acquisition of us that might otherwise be attractive to stockholders.
Risks associated with the proposed acquisitions of Plains Exploration & Production Company (PXP) and McMoRan Exploration Co. (MMR)

Our proposed acquisitions of PXP and MMR may present certain risks to our business and operations.

On December 5, 2012, we announced definitive merger agreements to acquire PXP and MMR. The proposed acquisitions present numerous risks, including the following:

•	The possibility that the expected benefits of each transaction may not materialize in the timeframe expected or at all, or may be more costly to achieve than anticipated;

•	That either or both of the transactions may not be timely completed, or completed at all;

•	Our ability to obtain financing required in connection with the transactions, and the increase in our indebtedness that would result from entering into such financing;

•
That prior to the completion of the transactions or thereafter, our business or the respective businesses of PXP and MMR may not perform as expected due to transaction-related uncertainty or other factors;

•	That the parties are unable to successfully implement integration strategies following closing of the transactions;

•
That required approvals to consummate the mergers, including the required approvals of the stockholders of each of PXP and MMR, are not obtained or other closing conditions are not satisfied in a timely manner or at all;

•	Stockholder reaction to the proposed acquisitions;

•
Risks associated with the ownership and operation of oil and gas assets and the other assets of each of PXP and MMR, which differ from those in the mining industry and include, among others, risks relating to oil and gas exploration, drilling and development (including ultra deep drilling) and operating in the deep water of the Gulf of Mexico;

•	Our ability to retain key employees of each of the parties; and

•
Whether or not one or both of the transactions are completed, the proposed acquisitions may require diversion of the attention of our management and other key employees from ongoing business activities, including the pursuit of other opportunities that could be beneficial to us.

In addition, we have incurred substantial costs in connection with the proposed acquisitions, a significant amount of which are required to be paid whether or not the transactions are completed. One or more of these factors could negatively affect our business, financial condition or results of operations.

Refer to Note 1 for further discussion of the proposed acquisitions of PXP and MMR.

Pending litigation against us, PXP and MMR could result in injunctions preventing completion of either or both of the proposed acquisitions and the payment of damages in the event one or both of the transactions is completed.

In connection with the proposed acquisitions, stockholders of each of FCX, PXP and MMR have filed numerous derivative lawsuits against us and class action lawsuits against us, PXP and MMR, among others. Among other remedies, the plaintiffs in these lawsuits seek to enjoin the proposed acquisitions. We may be subject to additional stockholder lawsuits during the pendency of the proposed acquisitions. These lawsuits could prevent or delay completion of one or both of the proposed acquisitions and result in substantial costs to us, including any costs associated with the indemnification of directors. The defense or settlement of any lawsuit or claim that remains unresolved may adversely affect our business, financial condition or results of operations.

Refer to Note 13 for further discussion of shareholder litigation that could have a material adverse effect on our results of operations and financial condition.

Consummating the PXP merger, but failing to complete the MMR merger could have consequences under the Clayton Antitrust Act (the Clayton Act) and negatively affect the combined company's future business and financial results.

If the PXP merger is completed, but the MMR merger is not completed, then the boards of directors and executive management of FCX and MMR may need to be reconstituted in order to comply with the Clayton Act. Subject to certain de minimis exceptions, Section 8 of the Clayton Act prohibits individuals from serving as directors or officers of two competing corporations when each corporation has capital, surplus and undivided profits in excess of $27.8 million. Currently, FCX and MMR share overlapping board and management members, an overlap that is expected to continue even after the PXP merger is consummated, unless the MMR merger is also consummated. In the event that the PXP merger closes without the MMR merger also closing, the U.S. Department of Justice or Federal Trade Commission could investigate whether the combined company and MMR are competitors for purposes of the Clayton Act, and could seek to eliminate the interlock by securing resignation of the interlocked individuals or by pursuing injunctive relief. Private plaintiffs could also bring suits against the combined company seeking an injunction against the interlock. The potential distraction from operations, loss of key executive talent and cost of litigation could adversely affect the combined company's business, financial condition or result of operations.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 3. Legal Proceedings.

We are involved in numerous legal proceedings that arise in the ordinary course of our business or are associated with environmental issues arising from legacy operations conducted over the years by Freeport-McMoRan Corporation (FMC) and its affiliates. We are also involved periodically in inquiries, investigations and other proceedings initiated by or involving government agencies, some of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Management does not believe, based on currently available information, that the outcome of any legal proceeding will have a material adverse effect on our financial condition; although individual outcomes could be material to our operating results for a particular period, depending on the nature and magnitude of the outcome and the operating results for the period. Below is a discussion of our material water rights legal proceedings. Refer to Note 13 for discussion of our other material legal proceedings.

Water Rights

Our operations in the western United States (U.S.) require significant quantities of water for mining, ore processing and related support facilities. Continuous operation of our mines is dependent on our ability to maintain our water rights and claims and the continuing physical availability of the water supplies. In the arid western U.S., water rights are often contested, and disputes over water rights are generally time-consuming, expensive and not necessarily dispositive unless they resolve both actual and potential claims. The loss of a water right, loss of continued use of a currently available water supply, or inability to expand our water resources could materially and adversely affect our mining operations by significantly increasing the cost of water, forcing us to curtail operations, preventing us from expanding operations or forcing premature closures, thereby increasing and/or accelerating costs and foregoing profitable operations.

At our North America operations, certain of our water supplies are supported by surface water rights, which give us the right to use public waters for a statutorily defined beneficial use at a designated location. In Arizona, we are a participant in two active general stream adjudications in which, for over 30 years, the Arizona courts have been attempting to quantify and prioritize surface water claims for two of the state's largest river systems, which affect four of our operating mines (Morenci, Safford, Sierrita and Miami). The legal precedent set in these proceedings may also affect our Bagdad mine. Groundwater has historically been treated differently from surface water under Arizona law, which has generally allowed land owners to pump at will, subject to the doctrine of reasonable use. However, court decisions in one of the adjudications have concluded that groundwater pumping may affect surface water, thereby bringing the pumping within the jurisdiction of the general stream adjudications. The effort to define the boundaries between groundwater and surface water remains contested, however, and is currently the principal focus of one of those adjudications. Because groundwater accounts for approximately 40 percent of Arizona's water supplies, the re-characterization of any significant portion of that water as surface water could jeopardize the ability of consumers, farmers, ranchers, municipalities, and industrial users like us, to continue to access water supplies that have been relied on for decades. Because we are a significant user of groundwater in Arizona, we are an active participant in the adjudication proceedings.

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

The Maricopa County Superior Court issued a decision in 2005 in the Gila River adjudication that directed the Arizona Department of Water Resources (ADWR) to prepare detailed recommendations regarding the delineation of the “sub-flow” zone of the San Pedro River basin, a tributary of the Gila River. According to the court, the sub-flow zone is the subsurface area adjacent to the river where the court may find that groundwater is connected to the surface water such that groundwater pumping may reduce surface flows.  Although we have minimal interests in the San Pedro River basin, a decision that re-characterizes groundwater in that basin as surface water may set a precedent for other river systems in Arizona that could have material implications for many commercial, industrial, municipal and agricultural users of groundwater, including our Arizona operations.

ADWR produced its recommendations in June 2009, and those recommendations were objected to by numerous parties on both sides of the issue. ADWR responded to those objections in January 2011. Following a three-day hearing held in late January 2012, at which various parties provided testimony and oral argument regarding the strengths and weaknesses of ADWR's technical approach to characterizing underground flows as groundwater or surface water, the court directed ADWR to submit a further report detailing the additional work it deemed necessary to properly delineate the San Pedro River basin subflow zone. On October 12, 2012, the court issued an order instructing ADWR to conduct additional technical work and issue revised subflow zone maps for the San Pedro River basin. On October 17, 2012, the Arizona Supreme Court announced the appointment of a replacement for the judge who had presided over the case for more than 10 years as a result of his appointment to the federal bankruptcy court. The new presiding judge is the fourth judge to preside over the case since its inception almost 40 years ago. On January 10, 2013, the new presiding judge heard oral arguments regarding the additional work to be performed by ADWR in order to develop revised subflow zone maps for the San Pedro River basin and issued an order instructing ADWR to complete additional technical work and submit a new report by April 1, 2014. Given the legal and technical complexity of this adjudication, its long history, and its long-term legal, economic and political implications, it is difficult to predict the timing or the outcome of this issue or of the overall adjudication. If we are unable to satisfactorily resolve the issues being addressed in this adjudication, our ability to pump groundwater could be diminished or curtailed, and our operations at Morenci, Safford, Sierrita, Miami and Bagdad could be adversely affected.
Prior to January 1, 1983, various Indian tribes filed suits in the U.S. District Court in Arizona claiming superior rights to water being used by many other water users, including us, and claiming damages for prior use in derogation of their allegedly superior rights. These federal proceedings have been stayed pending the Arizona Superior Court adjudications.

In 1998, we and several other parties entered into a water rights settlement agreement with GRIC, one of the largest claimants in the Gila River Adjudication, that was later included in a comprehensive water rights settlement under the Arizona Water Settlements Act of 2004. Finalization of the GRIC settlement is subject to contingencies, and the comprehensive settlement has been challenged by other parties. If we are unable to resolve the contingencies in the GRIC settlement and defeat the third-party challenges, our water rights in the Gila River watershed could be diminished, and our operations at Morenci, Safford, Sierrita and Miami could be adversely affected.

United States v. Gila Valley Irrigation District, United States District Court, District of Arizona, was initiated in 1925 by the U.S. to settle conflicting claims to water rights in portions of the Gila River watershed. A decree settling the claims of various parties was entered in 1935, after we were dismissed from the case without prejudice. In 1988, GRIC intervened, challenging uses of water in the Gila River watershed, which may affect our ability to divert water from Eagle Creek, Chase Creek or the San Francisco River for operation of our Morenci mine, pursuant to decreed rights and an agreement between us and the Gila Valley Irrigation District. Our Morenci operations also purchased farm lands with water rights in 1997, 1998 and 2008 that could be affected by the outcome of this proceeding. Impairment of our water claims in the Gila River watershed could adversely affect the operations of our Morenci and Safford mines.

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

Our objective is zero work place injuries and occupational illnesses. We measure progress toward achieving our objective against regularly established benchmarks, including measuring company-wide Total Recordable Incident Rates (TRIR). During 2012, our TRIR (including contractors) was 0.58 per 200,000 man-hours worked, compared to the preliminary metal mining sector industry average reported by the U.S. Mine Safety and Health Administration (MSHA) for 2012 of 2.25 per 200,000 man-hours worked. Our TRIR (including contractors) was 0.61 per 200,000 man-hours worked in 2011 and 0.65 per 200,000 man-hours worked in 2010, compared to MSHA’s metal mining sector industry average of 2.29 per 200,000 man-hours worked in 2011 and 2.53 per 200,000 man-hours worked in 2010.

Refer to Exhibit 95.1 for mine safety disclosures required in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Executive Officers of the Registrant.

Certain information as of February 15, 2013, about our executive officers is set forth in the following table and accompanying text:

Name	Age	Position or Office
James R. Moffett	74	Chairman of the Board
Richard C. Adkerson	66	Director, President and Chief Executive Officer
Michael J. Arnold	60	Executive Vice President and Chief Administrative Officer
Kathleen L. Quirk	49	Executive Vice President, Chief Financial Officer and Treasurer

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities

None.

Common Stock

Our common shares trade on the New York Stock Exchange (NYSE) under the symbol “FCX.” The FCX share price is reported daily in the financial press under “FMCG” in most listings of NYSE securities. The table below shows the NYSE composite tape common share price ranges during 2012 and 2011:

	2012		2011
	High	Low	High	Low
First Quarter	$48.96	$36.76	$61.35	$46.20
Second Quarter	$39.43	$31.16	$58.75	$46.06
Third Quarter	$43.65	$31.08	$56.78	$30.37
Fourth Quarter	$42.89	$30.54	$43.50	$28.85

At February 15, 2013, there were 15,844 holders of record of our common stock.

Common Stock Dividends

The declaration of dividends is at the discretion of the FCX Board of Directors (the Board) and will depend on our financial results, cash requirements, future prospects and other factors deemed relevant by the Board. In February 2012, the Board authorized an increase in the cash dividend on our common stock to the current annual rate of $1.25 per share ($0.3125 per share quarterly). The Board also authorized a supplemental common stock dividend that was paid in June 2011. Below is a summary of dividends on FCX common stock for 2012 and 2011:

	2012
	Per Share Amount	Record Date	Payment Date
First Quarter	$0.25	01/13/2012	02/01/2012
Second Quarter	$0.3125	04/13/2012	05/01/2012
Third Quarter	$0.3125	07/13/2012	08/01/2012
Fourth Quarter	$0.3125	10/15/2012	11/01/2012

	2011
	Per Share Amount	Record Date	Payment Date
First Quarter	$0.25	01/15/2011	02/01/2011
Second Quarter	$0.25	04/15/2011	05/01/2011
Supplemental Dividend	$0.50	05/15/2011	06/01/2011
Third Quarter	$0.25	07/15/2011	08/01/2011
Fourth Quarter	$0.25	10/15/2011	11/01/2011

On December 26, 2012, the Board declared a regular quarterly dividend of $0.3125 per share, which was paid on February 1, 2013, to common stockholders of record at the close of business on January 15, 2013.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to shares of FCX common stock purchased by us during the three months ended December 31, 2012:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[a]	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs[a]
October 1-31, 2012	—	$—	—	23,685,500
November 1-30, 2012	—	—	—	23,685,500
December 1-31, 2012	—	—	—	23,685,500
Total	—	—	—	23,685,500

a.	On July 21, 2008, the Board approved an increase in our open-market share purchase program for up to 30 million shares. The program does not have an expiration date.

Item 6. Selected Financial Data.

FREEPORT-McMoRan COPPER & GOLD INC.
SELECTED FINANCIAL AND OPERATING DATA

	Years Ended December 31,
	2012		2011		2010		2009		2008
FCX CONSOLIDATED FINANCIAL DATA	(In millions, except per share amounts)
Revenues	$18,010		$20,880		$18,982		$15,040		$17,796
Operating income (loss)	5,814	[a,b]	9,140	[b]	9,068		6,503	[c,d]	(12,710)	[c,d,e]
Net income (loss)	3,980		5,747		5,544		3,534		(10,450)
Net income (loss) attributable to FCX common stockholders	3,041	[a,b,f,g]	4,560	[b,f,g]	4,273	[f]	2,527	[c,d,f]	(11,341)	[c,d,e,f]
Basic net income (loss) per share attributable to FCX common stockholders	$3.20		$4.81		$4.67		$3.05		$(14.86)
Basic weighted-average common shares outstanding	949		947		915		829		763
Diluted net income (loss) per share attributable to FCX common stockholders	$3.19	[a,b,f,g]	$4.78	[b,f,g]	$4.57	[f]	$2.93	[c,d,f]	$(14.86)	[c,d,e,f]
Diluted weighted-average common shares outstanding	954		955		949		938		763
Dividends declared per share of common stock	$1.25		$1.50		$1.125		$0.075		$0.6875
Operating cash flows[h]	3,774		6,620		6,273		4,397		3,370
Capital expenditures	3,494		2,534		1,412		1,587		2,708
At December 31:
Cash and cash equivalents	$3,705		$4,822		$3,738		$2,656		$872
Property, plant, equipment and development costs, net	20,999		18,449		16,785		16,195		16,002
Total assets	35,440		32,070		29,386		25,996		23,353
Total debt, including current portion	3,527		3,537		4,755		6,346		7,351
Total FCX stockholders’ equity	17,543		15,642		12,504		9,119		5,773
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

a.
Includes a gain of $59 million ($31 million to net income attributable to common stockholders or $0.03 per share) for the settlement of the insurance claim for business interruption and property damage relating to the 2011 incidents affecting PT Freeport Indonesia's concentrate pipelines.

b.
Includes charges totaling $16 million ($8 million to net income attributable to common stockholders or $0.01 per share) associated with labor agreement costs at Candelaria in 2012 and $116 million ($50 million to net income attributable to common stockholders or $0.05 per share) primarily associated with bonuses for new labor agreements and other employee costs at PT Freeport Indonesia, Cerro Verde and El Abra in 2011.

c.
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

e.	Includes purchase accounting impacts related to the acquisition of FMC totaling $1.0 billion ($622 million to net loss attributable to common stockholders or $0.82 per share).

f.
Includes net losses on early extinguishment and conversion of debt totaling $149 million ($0.16 per share) in 2012, $60 million ($0.06 per share) in 2011, $71 million ($0.07 per share) in 2010, $43 million ($0.04 per share) in 2009 and $5 million ($0.01 per share) in 2008; 2008 also includes charges totaling $22 million ($0.03 per share) associated with privately negotiated transactions to induce conversion of a portion of our 5½% Convertible Perpetual Preferred Stock into FCX common stock.

g.
Includes a net tax credit of $98 million, net of noncontrolling interests ($0.11 per share), associated with adjustments to Cerro Verde's deferred income taxes in 2012, and a tax charge of $49 million, net of noncontrolling interests ($0.05 per share), for additional taxes associated with Cerro Verde's election to pay a special mining burden during the remaining term of its current stability agreement in 2011.

h.	Net of working capital uses and other tax payments totaling $1.4 billion in 2012, $461 million in 2011, $834 million in 2010, $770 million in 2009 and $965 million in 2008.

 FREEPORT-McMoRan COPPER & GOLD INC.
SELECTED FINANCIAL AND OPERATING DATA (Continued)

	Years Ended December 31,
	2012	2011	2010	2009	2008
FCX CONSOLIDATED MINING OPERATING DATA
Copper (recoverable)
Production (millions of pounds)	3,663	3,691	3,908	4,103	4,030
Production (thousands of metric tons)	1,662	1,674	1,773	1,861	1,828
Sales, excluding purchases (millions of pounds)	3,648	3,698	3,896	4,111	4,066
Sales, excluding purchases (thousands of metric tons)	1,655	1,678	1,767	1,865	1,844
Average realized price per pound	$3.60	$3.86	$3.59	$2.60	$2.69
Gold (thousands of recoverable ounces)
Production	958	1,383	1,886	2,664	1,291
Sales, excluding purchases	1,010	1,378	1,863	2,639	1,314
Average realized price per ounce	$1,665	$1,583	$1,271	$993	$861
Molybdenum (millions of recoverable pounds)
Production	85	83	72	54	73
Sales, excluding purchases	83	79	67	58	71
Average realized price per pound	$14.26	$16.98	$16.47	$12.36	$30.55
NORTH AMERICA COPPER MINES
Operating Data, Net of Joint Venture Interest
Copper (recoverable)
Production (millions of pounds)	1,363	1,258	1,067	1,147	1,430
Production (thousands of metric tons)	618	571	484	520	649
Sales, excluding purchases (millions of pounds)	1,351	1,247	1,085	1,187	1,434
Sales, excluding purchases (thousands of metric tons)	613	566	492	538	650
Average realized price per pound	$3.64	$3.99	$3.42	$2.38	$3.07
Molybdenum (millions of recoverable pounds)
Production	36	35	25	25	30
100% Operating Data
Solution extraction/electrowinning (SX/EW) operations
Leach ore placed in stockpiles (metric tons per day)	998,600	888,300	648,800	589,400	1,095,200
Average copper ore grade (percent)	0.22	0.24	0.24	0.29	0.22
Copper production (millions of recoverable pounds)	866	801	746	859	943
Mill operations
Ore milled (metric tons per day)	239,600	222,800	189,200	169,900	249,600
Average ore grade (percent):
Copper	0.37	0.38	0.32	0.33	0.40
Molybdenum	0.03	0.03	0.03	0.02	0.02
Copper recovery rate (percent)	83.9	83.1	83.0	86.0	82.9
Copper production (millions of recoverable pounds)	592	549	398	364	599
SOUTH AMERICA MINING
Copper (recoverable)
Production (millions of pounds)	1,257	1,306	1,354	1,390	1,506
Production (thousands of metric tons)	570	592	614	631	683
Sales (millions of pounds)	1,245	1,322	1,335	1,394	1,521
Sales (thousands of metric tons)	565	600	606	632	690
Average realized price per pound	$3.58	$3.77	$3.68	$2.70	$2.57
Gold (thousands of recoverable ounces)
Production	83	101	93	92	114
Sales	82	101	93	90	116
Average realized price per ounce	$1,673	$1,580	$1,263	$982	$853
Molybdenum (millions of recoverable pounds)
Production	8	10	7	2	3
SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	229,300	245,200	268,800	258,200	279,700
Average copper ore grade (percent)	0.55	0.50	0.41	0.45	0.45
Copper production (millions of recoverable pounds)	457	439	504	565	560
Mill operations
Ore milled (metric tons per day)	191,400	189,200	188,800	181,300	181,400
Average ore grade:
Copper (percent)	0.60	0.66	0.65	0.66	0.75
Gold (grams per metric ton)	0.10	0.12	0.10	0.10	0.13
Molybdenum (percent)	0.02	0.02	0.02	0.02	0.02
Copper recovery rate (percent)	90.1	89.6	90.0	88.9	89.2
Copper production (millions of recoverable pounds)	800	867	850	825	946

 FREEPORT-McMoRan COPPER & GOLD INC.
SELECTED FINANCIAL AND OPERATING DATA (Continued)

	Years Ended December 31,
	2012		2011	2010	2009		2008
INDONESIA MINING
Operating Data, Net of Joint Venture Interest
Copper (recoverable)
Production (millions of pounds)	695		846	1,222	1,412		1,094
Production (thousands of metric tons)	315		384	554	640		496
Sales (millions of pounds)	716		846	1,214	1,400		1,111
Sales (thousands of metric tons)	325		384	551	635		504
Average realized price per pound	$3.58		$3.85	$3.69	$2.65		$2.36
Gold (thousands of recoverable ounces)
Production	862		1,272	1,786	2,568		1,163
Sales	915		1,270	1,765	2,543		1,182
Average realized price per ounce	$1,664		$1,583	$1,271	$994		$861
100% Operating Data
Ore milled (metric tons per day):[a]
Grasberg open pit	118,800		112,900	149,800	166,300		129,800
Deep Ore Zone underground mine	44,600		51,700	79,600	72,000		63,100
Big Gossan underground mine	1,600		1,500	800	—		—
Total	165,000		166,100	230,200	238,300		192,900
Average ore grade:
Copper (percent)	0.62		0.79	0.85	0.98		0.83
Gold (grams per metric ton)	0.59		0.93	0.90	1.30		0.66
Recovery rates (percent):
Copper	88.7		88.3	88.9	90.6		90.1
Gold	75.7		81.2	81.7	83.7		79.9
Production (recoverable):
Copper (millions of pounds)	695		882	1,330	1,641		1,109
Gold (thousands of ounces)	862		1,444	1,964	2,984		1,163
AFRICA MINING
Copper (recoverable)
Production (millions of pounds)	348		281	265	154	[b]	—
Production (thousands of metric tons)	158		127	120	70	[b]	—
Sales (millions of pounds)	336		283	262	130	[b]	—
Sales (thousands of metric tons)	152		128	119	59	[b]	—
Average realized price per pound	$3.51		$3.74	$3.45	$2.85	[b]	—
Cobalt (millions of contained pounds)
Production	26		25	20	—		—
Sales	25		25	20	—		—
Average realized price per pound	$7.83		$9.99	$10.95	—		—
Ore milled (metric tons per day)	13,000		11,100	10,300	7,300	[b]	—
Average ore grade (percent):
Copper	3.62		3.41	3.51	3.69	[b]	—
Cobalt	0.37		0.40	0.40	—		—
Copper recovery rate (percent)	92.4		92.5	91.4	92.1	[b]	—
MOLYBDENUM OPERATIONS
Molybdenum (millions of recoverable pounds)
Production	41	[c]	38	40	27		40
Sales, excluding purchases[d]	83		79	67	58		71
Average realized price per pound	$14.26		$16.98	$16.47	$12.36		$30.55
Henderson molybdenum mine
Ore milled (metric tons per day)	20,800		22,300	22,900	14,900		24,100
Average molybdenum ore grade (percent)	0.23		0.24	0.25	0.25		0.23
Molybdenum production (millions of recoverable pounds)	34		38	40	27		40

a.	Amounts represent the approximate average daily throughput processed at PT Freeport Indonesia’s mill facilities from each producing mine.

b.	Results for 2009 represent mining operations that began production in March 2009.

c.	Includes production of 7 million pounds from the Climax molybdenum mine, which began commercial operations in May 2012.

d.	Includes sales of molybdenum produced at our North and South America copper mines.

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

	Years Ended December 31,
	2012	2011	2010	2009	2008
Ratio of earnings to fixed charges	19.8x	20.7x	16.3x	9.3x	-[a]
Ratio of earnings to fixed charges
and preferred stock dividends	19.8x	20.7x	13.9x	6.1x	-[b]

a.	As a result of the loss recorded in 2008, the ratio coverage was less than 1:1. We would have needed to generate additional earnings of $13.4 billion to achieve coverage of 1:1 in 2008.

b.	As a result of the loss recorded in 2008, the ratio coverage was less than 1:1. We would have needed to generate additional earnings of $13.8 billion to achieve coverage of 1:1 in 2008.

Items 7. and 7A.  Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk.

In Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk, “we,” “us” and “our” refer to Freeport-McMoRan Copper & Gold Inc. (FCX) and its consolidated subsidiaries. The results of operations reported and summarized below are not necessarily indicative of future operating results (refer to “Cautionary Statement” for further discussion). References to “Notes” are Notes included in our Notes to Consolidated Financial Statements. Throughout Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk, all references to earnings or losses per share are on a diluted basis, unless otherwise noted.

PROPOSED ACQUISTIONS

In December 2012, we announced definitive agreements to acquire, in separate transactions, Plains Exploration & Production Company (PXP) and McMoRan Exploration Co. (MMR). Completion of each transaction is subject to receipt of PXP and MMR stockholder approval of their respective transaction, regulatory approvals (including United States (U.S.) antitrust clearance under the Hart-Scott-Rodino Act) and other customary conditions. On December 26, 2012, the U.S. Federal Trade Commission granted early termination of the Hart-Scott-Rodino waiting period with respect to both transactions. The PXP transaction is not conditioned on the closing of the MMR transaction, and the MMR transaction is not conditioned on the closing of the PXP transaction. PXP and MMR shareholder meetings to approve the respective transactions will be scheduled upon the effectiveness of the respective registration statements filed with the U.S. Securities and Exchange Commission. The transactions are expected to close in second-quarter 2013, subject to satisfaction of all conditions to closing.

Additionally in January 2013, FCX, through a newly formed joint venture, entered into a definitive agreement to acquire a cobalt chemical refinery in Kokkola, Finland, and the related sales and marketing business. The acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to close in second-quarter 2013.

The information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk does not reflect our acquisitions of PXP, MMR or the cobalt chemical business. Refer to Notes 1 and 20 for further discussion of these proposed acquisitions.

OVERVIEW

We are one of the world’s largest copper, gold and molybdenum mining companies in terms of reserves and production. Our portfolio of assets includes the Grasberg minerals district in Indonesia, significant mining operations in North and South America, and the Tenke Fungurume (Tenke) minerals district in the Democratic Republic of Congo (DRC). The Grasberg minerals district contains one of the largest copper and gold reserves in the world based on the latest available reserve data provided by third-party industry consultants. We also operate Atlantic Copper, our wholly owned copper smelting and refining unit in Spain.

We have significant reserves, resources and future development opportunities within our portfolio of assets. At December 31, 2012, our estimated consolidated recoverable proven and probable reserves totaled 116.5 billion pounds of copper, 32.5 million ounces of gold and 3.42 billion pounds of molybdenum, which were determined using long-term average prices of $2.00 per pound for copper, $750 per ounce for gold and $10 per pound for molybdenum. Refer to “Critical Accounting Estimates – Mineral Reserves” for further discussion.

A summary of our consolidated copper, gold and molybdenum production for the year 2012 by geographic location follows:

	Copper	Gold	Molybdenum
North America	37%	1%	91%	[a]
South America	34%	9%	9%
Indonesia	19%	90%	N/A
Africa	10%	N/A	N/A

a.
For 2012, 53 percent of our consolidated molybdenum production in North America was from the Henderson and Climax primary molybdenum mines. The Climax molybdenum mine began commercial production in May 2012.

Copper production from the Grasberg, Morenci and Cerro Verde mines totaled 50 percent of our consolidated copper production in 2012. Refer to “Operations” for further discussion of our mining operations.

We are progressing on major development projects, including the development of the underground ore bodies at Grasberg, and the expansion projects at Morenci and Cerro Verde. Studies are also under way to evaluate a major mill project at El Abra and various mill projects to process significant sulfide ore in North America. The advancement of these studies is designed to position us to invest in production growth within our existing portfolio of assets. Refer to “Operations” for further discussion of our current operating and development activities.

At December 31, 2012, we had $3.7 billion in consolidated cash and $3.5 billion in long-term debt. In February 2012, we sold $3.0 billion in senior notes in three tranches with a weighted average interest rate of approximately three percent. We used the proceeds from this offering, plus cash on hand, to redeem the remaining $3.0 billion of our 8.375% Senior Notes. Refer to "Capital Resources and Liquidity - Financing Activities" and to Note 9 for further discussion of these transactions.

In February 2013, we entered into a new senior unsecured revolving credit facility, which will refinance and replace our existing revolving credit facility upon completion of the proposed acquisition of PXP. No amounts are currently available to us under the new revolving credit facility. Refer to Note 20 for further discussion.

In February 2012, our Board of Directors (the Board) authorized an increase in the cash dividend on our common stock to an annual rate of $1.25 per share ($0.3125 per share quarterly), and we paid dividends on our common stock totaling $1.1 billion in 2012. Refer to Note 11 for further discussion.

At current copper prices, we expect to produce significant operating cash flows, and to use our cash to invest in our development projects and return cash to shareholders through dividends on our common stock.

Refer to “Consolidated Results” for discussion of items impacting our consolidated results for the years ended December 31, 2012, 2011 and 2010.

OUTLOOK

We view the long-term outlook for our business positively, supported by limitations on supplies of copper and by the requirements for copper in the world’s economy. We will continue to adjust our operating strategy as market conditions change. Our financial results vary as a result of fluctuations in market prices for copper, gold and molybdenum and other factors. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. Because we cannot control the price of our products, the key measures that management focuses on in operating our business are sales volumes, unit net cash costs and operating cash flow. Discussion of the outlook for each of these measures follows.

Sales Volumes.  Following are our projected consolidated sales volumes for 2013 and actual consolidated sales volumes for 2012:

	2013		2012
	(Projected)		(Actual)
Copper (millions of recoverable pounds):
North America copper mines	1,445		1,351
South America mining	1,325		1,245
Indonesia mining	1,120		716
Africa mining	410		336
	4,300		3,648
Gold (thousands of recoverable ounces):
Indonesia mining	1,240		915
North and South America mining	140		95
	1,380		1,010
Molybdenum (millions of recoverable pounds)	90	[a]	83

a.	Includes projected sales of 40 million pounds of molybdenum produced at our North and South America copper mines.

Projected copper sales for 2013 are expected to be higher than 2012 sales, primarily reflecting access to higher grade ore in Indonesia and South America and higher production in North America and Africa. Projected 2013 gold sales volumes are expected to be higher than 2012, primarily reflecting higher ore grades at Grasberg. Molybdenum sales in 2013 are expected to be higher than 2012, primarily reflecting higher production from our Climax molybdenum mine. Projected sales volumes are dependent on a number of factors, including achievement of targeted mining rates, the successful operation of production facilities, the impact of weather conditions and other factors.

Unit Net Cash Costs. We expect to gain access to higher grade ore at Grasberg in late 2013, which will result in higher copper and gold production volumes (approximately 29 percent of 2013 consolidated copper sales volumes and 37 percent of consolidated gold sales volumes are expected in fourth-quarter 2013). Quarterly unit net cash costs vary with fluctuations in sales volumes and average realized prices for gold and molybdenum, and are expected to be lower in late 2013 as we gain access to higher grade ore at Grasberg. Assuming average prices of $1,700 per ounce of gold and $11 per pound of molybdenum and achievement of current 2013 sales volume and cost estimates, consolidated unit net cash costs (net of by-product credits) are expected to average $1.35 per pound in 2013. The impact of price changes in 2013 on consolidated unit net cash costs would approximate $0.015 per pound for each $50 per ounce change in the average price of gold and $0.015 per pound for each $2 per pound change in the average price of molybdenum. Refer to “Consolidated Results – Production and Delivery Costs” for further discussion of consolidated production and delivery costs.

Operating Cash Flows.  Our operating cash flows vary with prices realized from copper, gold and molybdenum sales, our sales volumes, production costs, income taxes and other working capital changes and other factors. Based on current sales volumes and cost estimates and assuming average prices of $3.65 per pound of copper, $1,700 per ounce of gold and $11 per pound of molybdenum in 2013, consolidated operating cash flows, excluding results of pending acquisitions, are estimated to approximate $7 billion in 2013 (including an estimated $450 million from net working capital sources and other tax payments). Projected operating cash flows for the year 2013 also reflect estimated taxes of $2.6 billion (refer to “Consolidated Results – Provision for Income Taxes” for discussion of our projected annual consolidated effective tax rate for 2013). The impact of price changes in 2013 on operating cash flows would approximate $350 million for each $0.10 per pound change in the average price of copper, $55 million for each $50 per ounce change in the average price of gold and $110 million for each $2 per pound change in the average price of molybdenum.

COPPER, GOLD AND MOLYBDENUM MARKETS

World prices for copper, gold and molybdenum can fluctuate significantly. During the period from January 2003 through January 2013, the London Metal Exchange (LME) spot copper price varied from a low of $0.70 per pound in 2003 to a record high of $4.60 per pound in February 2011; the London Bullion Market Association (London) gold price fluctuated from a low of $320 per ounce in 2003 to a record high of $1,895 per ounce in September 2011; and the Metals Week Molybdenum Dealer Oxide weekly average price ranged from a low of $3.28 per pound in 2003 to a high of $39.25 per pound in 2005. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in our “Risk Factors” contained in Part I, Item 1A of our Form 10-K for the year ended December 31, 2012.

Historical LME Copper Prices

Through January 31, 2013

LME Copper Prices
000s of metric tons
Dollars per pound
Exchange Stocks
1,600
1,400
1,200
1,000
800
600
400
200
0
$5.00
$4.50
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$0.00
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013

This graph presents LME spot copper prices and combined reported stocks of copper at the LME, the New York Mercantile Exchange (COMEX) and the Shanghai Futures Exchange from January 2003 through January 2013. From 2006 through most of 2008, limited supplies, combined with growing demand from China and other emerging economies, resulted in high copper prices and low levels of inventories. In late 2008, slowing consumption, turmoil in the U.S. financial markets and concerns about the global economy led to a sharp decline in copper prices, which reached a low of $1.26 per pound in December 2008. Higher copper prices since that time are attributable to a combination of continuing demand from developing economies and pro-growth monetary and fiscal policy decisions in Europe, China and the U.S. During 2012, LME spot copper prices ranged from $3.29 per pound to $3.93 per pound, averaged $3.61 per pound and closed at $3.59 per pound on December 31, 2012. Global exchange inventories increased during the second half of 2012, but remain low and represent less than two weeks of global demand.

We believe the underlying long-term fundamentals of the copper business remain positive, supported by the significant role of copper in the global economy and a challenging supply environment. Future copper prices are expected to be volatile and are likely to be influenced by demand from China and emerging markets, economic activity in the U.S. and other industrialized countries, the timing of the development of new supplies of copper and production levels of mines and copper smelters. The LME spot copper price closed at $3.72 per pound on February 15, 2013.

This graph presents London PM gold prices from January 2003 through January 2013. During 2012, gold prices ranged from $1,540 per ounce to $1,792 per ounce, averaging $1,669 per ounce and closing at $1,658 per ounce on December 31, 2012. We believe the outlook for gold remains positive amid an uncertain outlook for global growth and the prospects for future inflation associated with accommodative monetary policies and elevated sovereign debt levels. Gold prices closed at $1,612 per ounce on February 15, 2013.

Metals Week Molybdenum Dealer Oxide Prices

Through January 31, 2013

$40
$35
$30
$25
$20
$15
$10
$5
$0
Dollars per pound
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013

This graph presents the Metals Week Molybdenum Dealer Oxide weekly average price from January 2003 through January 2013. In late 2008, molybdenum prices declined significantly as a result of the financial market turmoil and a decline in demand. During 2012, the weekly average price of molybdenum ranged from $10.90 per pound to $14.80 per pound, averaged $12.74 per pound and was $11.60 per pound on December 31, 2012. Average Metals Week Molybdenum Dealer Oxide prices were lower in 2012, compared with 2011, reflecting weaker demand and cautious buying activity. The Metals Week Molybdenum Dealer Oxide weekly average price was $11.27 per pound on February 15, 2013.

CRITICAL ACCOUNTING ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles (GAAP) in the U.S. The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions or conditions. The areas requiring the use of management’s estimates are also discussed in Note 1 under the subheading “Use of Estimates.” Management has reviewed the following discussion of its development and selection of critical accounting estimates with the Audit Committee of our Board.

Mineral Reserves. Recoverable proven and probable reserves are the part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination. The determination of reserves involves numerous uncertainties with respect to the ultimate geology of the ore bodies, including quantities, grades and recovery rates. Estimating the quantity and grade of reserves requires us to determine the size, shape and depth of our ore bodies by analyzing geological data, such as samplings of drill holes, tunnels and other underground workings. In addition to the geology of our mines, assumptions are required to determine the economic feasibility of mining these reserves, including estimates of future commodity prices and demand, the mining methods we use and the related costs incurred to develop and mine our reserves. Our estimates of recoverable proven and probable reserves are prepared by and are the responsibility of our employees. A majority of these estimates are reviewed annually and verified by independent experts in mining, geology and reserve determination.

At December 31, 2012, our consolidated recoverable proven and probable reserves included 116.5 billion pounds of copper, 32.5 million ounces of gold and 3.42 billion pounds of molybdenum, which were determined using long-
term average prices of $2.00 per pound for copper, $750 per ounce for gold and $10.00 per pound for molybdenum, consistent with the prices used at year-end 2011 and 2010. The following table summarizes changes in our estimated consolidated recoverable proven and probable copper, gold and molybdenum reserves during 2012 and 2011:

	Copper (billion pounds)	Gold (million ounces)	Molybdenum (billion pounds)
Consolidated reserves at December 31, 2010	120.5	35.5	3.39
Net additions/revisions	2.9	(0.2)	0.11
Production	(3.7)	(1.4)	(0.08)
Consolidated reserves at December 31, 2011	119.7	33.9	3.42
Net additions/revisions	0.5	(0.4)	0.08
Production	(3.7)	(1.0)	(0.08)
Consolidated reserves at December 31, 2012	116.5	32.5	3.42

Refer to Note 18 for further information regarding estimated recoverable proven and probable reserves.

As discussed in Note 1, we depreciate our life-of-mine mining and milling assets and values assigned to proven and probable reserves using the unit-of-production (UOP) method based on our estimated recoverable proven and probable reserves, and also have other assets that are depreciated on a straight-line basis over their estimated useful lives. Because the economic assumptions used to estimate reserves change from period to period and additional geological data is generated during the course of operations, estimates of reserves may change, which could have a significant impact on our results of operations, including changes to prospective depreciation rates and asset carrying values. Excluding impacts associated with changes in the levels of finished goods inventories and based on projected copper sales volumes for 2013, if estimated copper reserves at our mines were 10 percent higher at December 31, 2012, we estimate that our annual depreciation, depletion and amortization expense for 2013 would decrease by $49 million ($25 million to net income attributable to common stockholders), and a 10 percent decrease in copper reserves would increase depreciation, depletion and amortization expense by $60 million ($32 million to net income attributable to common stockholders). We perform annual assessments of our existing assets in connection with the review of mine operating and development plans. If it is determined that assigned asset lives do not reflect the expected remaining period of benefit, any change could affect prospective depreciation rates.

As discussed below and in Note 1, we review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable, and changes to our estimates of recoverable proven and probable reserves could have an impact on our assessment of asset recoverability.

Recoverable Copper in Stockpiles. We record, as inventory, applicable costs for copper contained in mill and leach stockpiles that are expected to be processed in the future based on proven processing technologies. Mill and leach stockpiles are evaluated periodically to ensure that they are stated at the lower of cost or market. Accounting for recoverable copper from mill and leach stockpiles represents a critical accounting estimate because (i) it is impracticable to determine copper contained in mill and leach stockpiles by physical count, thus requiring management to employ reasonable estimation methods and (ii) recovery rates from leach stockpiles can vary significantly. The quantity of material delivered to mill and leach stockpiles is based on surveyed volumes of mined material and daily production records. Sampling and assaying of blasthole cuttings determine the estimated copper grade contained in the material delivered to the mill and leach stockpiles.

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

Processes and recovery rates are monitored regularly, and recovery rate estimates are adjusted periodically as additional information becomes available and as related technology changes. Adjustments to recovery rates will typically result in a future impact to the value of the material removed from the stockpiles at a revised weighted-average cost per pound of recoverable copper. During third-quarter 2012, we completed an assessment of estimated future recovery rates within the current mine plan at our Chino leaching operations resulting in a downward revision of those rates and a corresponding reduction of 594 million pounds of estimated recoverable copper in leach stockpiles at Chino. At December 31, 2012, estimated consolidated recoverable copper was 2.9 billion pounds in leach stockpiles (with a carrying value of $2.9 billion) and 1.4 billion pounds in mill stockpiles (with a carrying value of $719 million).

Environmental Obligations. Our mining, exploration, production and historical operating activities are subject to stringent laws and regulations governing the protection of the environment, and compliance with those laws requires significant expenditures. Environmental expenditures are expensed or capitalized, depending upon their future economic benefits. The guidance provided by U.S. GAAP requires that liabilities for contingencies be recorded when it is probable that obligations have been incurred and the cost can be reasonably estimated. Refer to Note 1 for discussion of our accounting policy for environmental expenditures.

Accounting for environmental obligations represents a critical accounting estimate because changes to environmental laws and regulations and/or circumstances affecting our operations could result in significant changes to our estimates, which could have a significant impact on our results of operations. We perform a comprehensive annual review of our environmental obligations and also review changes in facts and circumstances associated with these obligations at least quarterly. Judgments and estimates are based upon available facts, existing technology, presently enacted laws and regulations, remediation experience, whether or not we are a potentially responsible party (PRP), the ability of other PRPs to pay their allocated portions and take into consideration reasonably possible outcomes. Our cost estimates can change substantially as additional information becomes available regarding the nature or extent of site contamination, updated cost assumptions (including increases and decreases to cost estimates), changes in the anticipated scope and timing of remediation activities, the settlement of environmental matters, required remediation methods and actions by or against governmental agencies or private parties.

At December 31, 2012, environmental obligations recorded in our consolidated balance sheet totaled $1.2 billion, which reflect obligations for environmental liabilities attributed to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) or analogous state programs and for estimated future costs associated with environmental matters.

Following is a summary of changes in our estimated environmental obligations for the years ended December 31 (in millions):

	2012	2011	2010
Balance at beginning of year	$1,453	$1,422	$1,464
Accretion expense[a]	80	88	97
Additions	70	132	19
Reductions[b]	(182)	(68)	—
Spending	(199)	(121)	(158)
Balance at end of year	$1,222	$1,453	$1,422

a.	Represents accretion of the fair value of environmental obligations assumed in the acquisition of Freeport-McMoRan Corporation (FMC), which were determined on a discounted cash flow basis.

b.	Reductions primarily reflected adjustments for changes in the anticipated scope and timing of environmental remediation projects and the settlement of environmental matters.

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

At least annually, we review our ARO estimates for changes in the projected timing of certain reclamation costs, changes in cost estimates and additional AROs incurred during the period. Following is a summary of changes in our AROs for the years ended December 31 (in millions):

	2012	2011	2010
Balance at beginning of year	$921	$856	$731
Liabilities incurred	6	9	5
Revisions to cash flow estimates[a]	211	48	105
Accretion expense	55	58	54
Spending	(47)	(49)	(38)
Foreign currency translation adjustment	—	(1)	(1)
Balance at end of year	$1,146	$921	$856

a.	Revisions to cash flow estimates are primarily related to updated closure plans that included revised cost estimates and accelerated timing of certain closure activities.

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

Our valuation allowances totaled $2.4 billion at December 31, 2012 and 2011, and covered all of our U.S. foreign tax credit carryforwards, and a portion of our foreign net operating loss carryforwards, U.S. state net operating loss carryforwards, U.S. state deferred tax assets, U.S. capital loss carryforwards and U.S. minimum tax credit carryforwards. These valuation allowances include $82 million at December 31, 2012, and $80 million at December 31, 2011, for tax benefits that, if recognized, would be credited directly to other comprehensive income.

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

Refer to Note 4 for further discussion.

CONSOLIDATED RESULTS

	Years Ended December 31,
	2012		2011		2010
Financial Data (in millions, except per share amounts)
Revenues[a,b]	$18,010		$20,880		$18,982
Operating income[a]	5,814	[c,d,e]	9,140	[c,e]	9,068	[c]
Net income attributable to FCX common stockholders[f]	3,041	[c,d,e,g,h]	4,560	[c,e,g,h]	4,273	[c,g]
Diluted net income per share attributable to FCX
common stockholders[f]	$3.19	[c,d,e,g,h]	$4.78	[c,e,g,h]	$4.57	[c,g]
Diluted weighted-average common shares outstanding	954		955		949

Mining Operating Data
Copper (recoverable)
Production (millions of pounds)	3,663		3,691		3,908
Sales, excluding purchases (millions of pounds)	3,648		3,698		3,896
Average realized price per pound	$3.60		$3.86		$3.59
Site production and delivery costs per pound[i]	$2.00		$1.72		$1.40
Unit net cash costs per pound[i]	$1.48		$1.01		$0.79
Gold (recoverable)
Production (thousands of ounces)	958		1,383		1,886
Sales, excluding purchases (thousands of ounces)	1,010		1,378		1,863
Average realized price per ounce	$1,665		$1,583		$1,271
Molybdenum (recoverable)
Production (millions of pounds)	85		83		72
Sales, excluding purchases (millions of pounds)	83		79		67
Average realized price per pound	$14.26		$16.98		$16.47

a.	Refer to Note 17 for a summary of revenues and operating income by business segment.

b.
Includes the impact of adjustments to provisionally priced concentrate and cathode sales recognized in prior years. Refer to “Revenues” and “Disclosures About Market Risks – Commodity Price Risk” for further discussion.

c.
Includes net (credits) charges for adjustments to environmental obligations and related litigation reserves totaling $(62) million ($(40) million to net income attributable to common stockholders or $(0.04) per share) in 2012, $107 million ($86 million to net income attributable to common stockholders or $0.09 per share) in 2011 and $19 million ($15 million to net income attributable to common stockholders or $0.02 per share) in 2010.

d.
Includes a gain of $59 million ($31 million to net income attributable to common stockholders or $0.03 per share) for the settlement of the insurance claim for business interruption and property damage relating to the 2011 incidents affecting PT Freeport Indonesia's concentrate pipelines.

e.
Includes charges totaling $16 million ($8 million to net income attributable to common stockholders or $0.01 per share) associated with labor agreement costs at Candelaria in 2012, and $116 million ($50 million to net income attributable to common stock or $0.05 per share) primarily associated with bonuses for new labor agreements and other employee costs at PT Freeport Indonesia, Cerro Verde and El Abra in 2011.

f.
We defer recognizing profits on intercompany sales until final sales to third parties occur. Refer to "Operations - Atlantic Copper Smelting & Refining" for a summary of net impacts from changes in these deferrals.

g.
Includes net losses on early extinguishment of debt totaling $149 million ($0.16 per share) in 2012, $60 million ($0.06 per share) in 2011, and $71 million ($0.07 per share) in 2010. Refer to Note 9 for further discussion.

h.
The 2012 period includes a net tax credit of $98 million, net of noncontrolling interests ($0.11 per share), associated with adjustments to Cerro Verde's deferred income taxes. The 2011 period includes a tax charge of $49 million, net of noncontrolling interests ($0.05 per share), for additional taxes associated with Cerro Verde's election to pay a special mining burden during the remaining term of its current stability agreement. Refer to Note 12 and "Provision for Income Taxes" below for further discussion of these amounts.

i.
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

Revenues
Consolidated revenues totaled $18.0 billion in 2012, $20.9 billion in 2011 and $19.0 billion in 2010, and included the sale of copper concentrates, copper cathodes, copper rod, gold, molybdenum and other metals by our North and South America copper mines, the sale of copper concentrates (which also contain significant quantities of gold and silver) by our Indonesia mining operations, the sale of copper cathodes and cobalt hydroxide by our Africa mining operations, the sale of molybdenum in various forms by our Molybdenum operations, and the sale of copper cathodes, copper anodes, and gold in anodes and slimes by Atlantic Copper. Our mining revenues for 2012 included sales of copper (79 percent), gold (10 percent) and molybdenum (7 percent).

Following is a summary of year-to-year changes in our consolidated revenues (in millions):

	2012	2011
Consolidated revenues – prior year	$20,880	$18,982
(Lower) higher price realizations from mining operations:
Copper	(948)	999
Gold	82	430
Molybdenum	(225)	40
Silver	(44)	121
Cobalt	(54)	(24)
(Lower) higher sales volumes from mining operations:
Copper	(194)	(711)
Gold	(583)	(616)
Molybdenum	61	206
Silver	(38)	27
Cobalt	(6)	59
Favorable (unfavorable) impacts of net adjustments for prior year
provisionally priced sales	132	(4)
(Lower) higher purchased copper	(469)	299
(Lower) higher Atlantic Copper revenues	(275)	493
Other, including intercompany eliminations	(309)	579
Consolidated revenues – current year	$18,010	$20,880

Price Realizations
Our consolidated revenues can vary significantly as a result of fluctuations in the market prices of copper, gold, molybdenum, silver and cobalt. Following is a summary of our average realized prices for the years ended December 31:

	2012	2011	2010
Copper (per pound)	$3.60	$3.86	$3.59
Gold (per ounce)	$1,665	$1,583	$1,271
Molybdenum (per pound)	$14.26	$16.98	$16.47
Silver (per ounce)	$30.06	$36.24	$21.40
Cobalt (per pound)	$7.83	$9.99	$10.95

Sales Volumes
2012 Compared with 2011. Consolidated sales volumes totaled 3.65 billion pounds of copper, 1.0 million ounces of gold and 83 million pounds of molybdenum in 2012, compared with 3.70 billion pounds of copper, 1.4 million ounces of gold and 79 million pounds of molybdenum in 2011. Lower consolidated copper and gold sales volumes in 2012 primarily reflected lower volumes in Indonesia and South America, partly offset by increased copper production in North America and Africa. Refer to “Operations” for further discussion of sales volumes at our operating divisions.

2011 Compared with 2010. Consolidated sales volumes totaled 3.70 billion pounds of copper, 1.4 million ounces of gold and 79 million pounds of molybdenum in 2011, compared with 3.90 billion pounds of copper, 1.9 million ounces of gold and 67 million pounds of molybdenum in 2010. Lower consolidated copper sales volumes in 2011 primarily reflected lower sales volumes in Indonesia, partly offset by higher sales volumes in North America. Lower consolidated gold sales volumes primarily reflected lower production in Indonesia. Copper and gold sales for 2011 were impacted by PT Freeport Indonesia labor disruptions in fourth-quarter 2011. Higher consolidated molybdenum sales volumes in 2011 primarily reflected improved demand.

Provisionally Priced Copper Sales
Substantially all of our copper concentrate and cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) based primarily on quoted LME monthly average spot copper prices (refer to “Disclosures About Market Risks – Commodity Price Risk” for further discussion). Following are the favorable (unfavorable) impacts of net adjustments to the prior years' provisionally priced copper sales for the years ended December 31 (in millions, except per share amounts):

	2012	2011	2010
Revenues	$101	$(12)	$(24)
Net income attributable to FCX common stockholders	$43	$(5)	$(10)
Net income per share of FCX common stock	$0.05	$(0.01)	$(0.01)

Provisionally priced sales adjustments also reflected adjustments to provisionally priced gold sales resulting in a favorable impact of $4 million in 2012, an unfavorable impact of $13 million in 2011 and a favorable impact of less than $1 million in 2010.

Purchased Copper
From time to time, we purchase copper cathode for processing by our Rod & Refining segment when production from our North America copper mines does not meet customer demand.

Atlantic Copper Revenues
The decrease in Atlantic Copper’s revenues in 2012, compared with 2011, primarily reflected lower gold volumes. The increase in Atlantic Copper's revenues in 2011, compared with 2010, primarily reflected higher copper and gold revenues associated with higher prices.

Production and Delivery Costs
2012 Compared with 2011
Consolidated production and delivery costs totaled $10.4 billion in 2012, compared with $9.9 billion in 2011. Higher production and delivery costs for 2012 primarily reflected higher costs at our mining operations, partly offset by lower costs of concentrate purchases at Atlantic Copper associated with lower copper prices and lower volumes and lower costs of cathode purchases in North America.

Consolidated unit site production and delivery costs, before net noncash and other costs, for our copper mining operations averaged $2.00 per pound of copper in 2012, compared with $1.72 per pound of copper in 2011. Higher unit site production and delivery costs in 2012 primarily reflected lower copper sales volumes in Indonesia and higher mining costs in North and South America. Assuming achievement of current 2013 volume and cost estimates, consolidated site production and delivery costs are expected to average $1.89 per pound of copper for 2013. Lower projected unit site production and delivery costs for 2013, compared to 2012, primarily reflect the benefit of increased projected copper volumes at Grasberg. Refer to “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions, and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements.

Our copper mining operations require significant energy, principally diesel, electricity, coal and natural gas. Energy costs approximated 21 percent of our consolidated copper production costs in 2012, and included purchases of approximately 255 million gallons of diesel fuel; 6,800 gigawatt hours of electricity at our North America, South America and Africa copper mining operations (we generate all of our power at our Indonesia mining operation); 700 thousand metric tons of coal for our coal power plant in Indonesia; and 1 million MMBTU (million British thermal units) of natural gas at certain of our North America mines. For 2013, we estimate energy costs will approximate 21 percent of our consolidated copper production costs.

2011 Compared with 2010
Consolidated production and delivery costs totaled $9.9 billion in 2011, compared with $8.3 billion in 2010. Higher production and delivery costs for 2011 primarily reflect increased mining and milling activities in North America, higher input costs at our mining operations, higher costs of concentrate purchases at Atlantic Copper associated with higher copper and gold prices, and higher costs of copper cathode purchases in North America associated with higher copper prices.

Consolidated unit site production and delivery costs, before net noncash and other costs, for our copper mining operations averaged $1.72 per pound of copper in 2011, compared with $1.40 per pound of copper in 2010. Higher unit site production and delivery costs in 2011 primarily reflected lower copper sales volumes in Indonesia and increased mining and input costs in North and South America and Africa. Consolidated site production and delivery costs in 2011 also included $116 million ($0.03 per pound) primarily related to bonuses for new labor agreements and other employee costs in Indonesia and South America.

Depreciation, Depletion and Amortization
Consolidated depreciation, depletion and amortization expense totaled $1.2 billion in 2012 and $1.0 billion in 2011 and 2010. Depreciation will vary under the UOP method as a result of changes in sales volumes and the related UOP rates at our individual mines. Higher depreciation, depletion and amortization expense in 2012 primarily reflected additions of assets depreciated on a straight-line basis in North and South America.

Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses totaled $431 million in 2012, $415 million in 2011 and $381 million in 2010. Higher selling, general and administrative expenses in 2012, compared with 2011, primarily reflected transaction costs associated with pending acquisitions. Higher selling, general and administrative expenses in 2011, compared with 2010, primarily reflected higher charitable contributions.

Exploration and Research Expenses
Consolidated exploration and research expenses totaled $285 million in 2012, $271 million in 2011 and $143 million in 2010. We are actively conducting exploration activities near our existing mines with a focus on opportunities to expand reserves that will support additional future production capacity in the large mineral districts where we currently operate. Favorable exploration results indicate opportunities for what we believe could be significant future potential reserve additions in North and South America and in the Tenke minerals district. The drilling data in North America continues to indicate the potential for expanded sulfide production.

For 2013, exploration and research expenditures are expected to total approximately $275 million, including approximately $235 million for exploration. Exploration activities will continue to focus primarily on the potential for future reserve additions in our existing minerals districts. Approximately one third of the 2013 budget is associated with greenfield exploration projects.

Environmental Obligations and Shutdown Costs
Environmental obligation costs (credits) reflect net revisions to our long-term environmental obligations, which will vary from period to period because of changes to environmental laws and regulations, the settlement of environmental matters and/or circumstances affecting our operations that could result in significant changes in our estimates (refer to "Critical Accounting Estimates - Environmental Obligations" for further discussion). Shutdown costs include care and maintenance costs and any litigation, remediation or related expenditures associated with closed facilities or operations.

Environmental obligations and shutdown costs totaled a net credit of $(22) million in 2012, and net charges of $134 million in 2011 and $19 million in 2010. Refer to Note 13 for further discussion of environmental obligations and litigation matters.

Gain on Insurance Settlement
Gain on insurance settlement totaled $59 million ($31 million to net income attributable to common stockholders or $0.03 per share) and reflected the settlement of the insurance claim for business interruption and property damage relating to the 2011 incidents affecting PT Freeport Indonesia's concentrate pipelines.

Interest Expense, Net
Consolidated interest expense (excluding capitalized interest) totaled $267 million in 2012, $421 million in 2011 and $528 million in 2010. The reduction in interest expense primarily reflects the impact of the first-quarter 2012 refinancing transaction and the impact of debt repayments during 2011 and 2010 (refer to Note 9 for discussion of debt repayments).

Capitalized interest is primarily related to our development projects and totaled $81 million in 2012, $109 million in 2011 and $66 million in 2010. Refer to "Operations" for further discussion of current development projects.

Losses on Early Extinguishment of Debt
During 2012, we recorded losses on early extinguishment of debt totaling $168 million ($149 million to net income attributable to common stockholders or $0.16 per share) associated with the redemption of our remaining 8.375% Senior Notes.

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

Provision for Income Taxes
Following is a summary of the approximate amounts in the calculation of our consolidated provision for income taxes for the year ended December 31 (in millions, except percentages):

	2012
	Income[a]	Effective Tax Rate		Income Tax (Provision) Benefit
U.S.	$1,539	23%		$(350)
South America	2,211	36%		(791)	[b]
Indonesia	1,287	39%		(497)
Africa	357	31%		(112)
Eliminations and other	93	N/A		6
	5,487	32%	[d]	(1,744)
Deferred tax liability adjustment[c]	N/A	N/A		$234
Consolidated FCX	$5,487	28%		$(1,510)

a.	Represents income by geographic location before income taxes and equity in affiliated companies’ net earnings.

b.
In July 2012, Sociedad Minera Cerro Verde S.A.A. (Cerro Verde) signed a new 15-year mining stability agreement with the Peruvian government, which is expected to become effective when the current mining stability agreement expires on December 31, 2013. In connection with the new mining stability agreement, Cerro Verde's income tax rate will increase from 30 percent to 32 percent. As a result of the change in the income tax rate, we recognized additional deferred tax expense of $29 million ($25 million net of noncontrolling interests) in 2012, which relates primarily to the assets recorded in connection with the 2007 acquisition of FMC.

c.
With the exception of Tenke Fungurume Mining S.A.R.L. (TFM), we have not elected to permanently reinvest earnings from our foreign subsidiaries, and we have recorded deferred tax liabilities for foreign earnings that are available to be repatriated to the U.S. Cerro Verde previously recorded deferred Peruvian income tax liabilities for income taxes that would become payable if the reinvested profits used to fund the initial Cerro Verde sulfide expansion are distributed prior to the expiration of Cerro Verde's current stability agreement on December 31, 2013. Because reinvested profits at Cerro Verde are not expected to be distributed prior to December 31, 2013, a net deferred tax liability totaling $234 million ($123 million net of noncontrolling interests) was reversed and recognized as an income tax benefit in 2012.

d.
Our consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which we operate. Accordingly, variations in the relative proportions of jurisdictional income can result in fluctuations to our consolidated effective income tax rate. Assuming average prices of $3.65 per pound for copper, $1,700 per ounce for gold, $11 per pound for molybdenum and achievement of current sales volume and cost estimates, we estimate our annual consolidated effective tax rate for 2013 (excluding impacts from the pending acquisitions) will approximate 34 percent to 35 percent.

Following is a summary of the approximate amounts in the calculation of our consolidated provision for income taxes for the years ended December 31 (in millions, except percentages):

	2011				2010
	Income[a]	Effective Tax Rate	Income Tax Provision		Income (Loss)[a]	Effective Tax Rate	Income Tax (Provision) Benefit
U.S.	$2,112	23%	$(478)		$1,307	19%	$(244)
South America	3,017	36%	(1,075)	[b]	2,995	33%	(999)
Indonesia	2,923	43%	(1,256)		4,069	42%	(1,709)
Africa	357	34%	(120)		395	30%	(118)
Eliminations and other	409	N/A	(158)		(254)	N/A	87
Consolidated FCX	$8,818	35%	$(3,087)		$8,512	35%	$(2,983)

a.	Represents income (loss) by geographic location before income taxes and equity in affiliated companies’ net earnings.

b.
In September 2011, Peru enacted a new mining tax and royalty regime and also created a special mining burden that companies with stability agreements can elect to pay. Cerro Verde elected to pay this special mining burden during the remaining term of its stability agreement. As a result, Cerro Verde recognized additional current and deferred tax expense of $53 million ($49 million net of noncontrolling interests) in 2011. The deferred portion of this accrual relates primarily to the assets recorded in connection with the 2007 acquisition of FMC.

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

The North America copper mines include open-pit mining, sulfide ore concentrating, leaching and solution extraction/electrowinning (SX/EW) operations. Molybdenum concentrate is also produced by certain of our North America copper mines (Sierrita, Bagdad, Morenci and Chino). A majority of the copper produced at our North America copper mines is cast into copper rod by our Rod & Refining operations. The remainder of our North America copper sales is in the form of copper cathode or copper concentrate, a portion of which is shipped to Atlantic Copper, an affiliated smelter.

Operating and Development Activities. We have increased production at our North America copper mines, reflecting the restart of certain mining and milling operations and the increase of mining rates at Morenci and Chino. Ramp up activities at Chino are continuing, with annual production of approximately 250 million pounds of copper targeted in 2014, compared with 144 million pounds of copper in 2012. We continue to evaluate opportunities to invest in additional production capacity at our North America copper mines in response to positive exploration results in recent years.

Morenci Mill Expansion. We are engaged in a project to expand mining and milling capacity at Morenci to process additional sulfide ores identified through exploratory drilling. The approximate $1.4 billion project is targeting incremental annual production of approximately 225 million pounds of copper in 2014 (an approximate 40 percent increase from 2012) through an increase in milling rates from 50,000 metric tons of ore per day to approximately 115,000 metric tons of ore per day, and mining rates from 700,000 short tons per day to 900,000 short tons per day. Engineering activities are progressing and construction activities are under way. Project costs of $294 million have been incurred as of December 31, 2012 ($267 million during 2012).

Operating Data. Following is summary operating data for the North America copper mines for the years ended December 31:

	2012	2011	2010
Operating Data, Net of Joint Venture Interest
Copper (millions of recoverable pounds)
Production	1,363	1,258	1,067
Sales, excluding purchases	1,351	1,247	1,085
Average realized price per pound	$3.64	$3.99	$3.42

Molybdenum (millions of recoverable pounds)
Production[a]	36	35	25

100% Operating Data
SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	998,600	888,300	648,800
Average copper ore grade (percent)	0.22	0.24	0.24
Copper production (millions of recoverable pounds)	866	801	746

Mill operations
Ore milled (metric tons per day)	239,600	222,800	189,200
Average ore grade (percent):
Copper	0.37	0.38	0.32
Molybdenum	0.03	0.03	0.03
Copper recovery rate (percent)	83.9	83.1	83.0
Copper production (millions of recoverable pounds)	592	549	398

a.	Reflects molybdenum production from certain of our North America copper mines. Sales of molybdenum are reflected in the Molybdenum division.

2012 Compared with 2011
Copper sales volumes from our North America copper mines increased to 1.35 billion pounds in 2012, compared with 1.25 billion pounds in 2011, primarily reflecting increased production at the Chino mine.

Copper sales volumes from our North America copper mines are expected to approximate 1.45 billion pounds in 2013. Higher projected copper sales volumes in 2013, compared with 2012, primarily reflect higher production at Morenci and Chino. Refer to "Outlook" for projected molybdenum sales volumes.

2011 Compared with 2010
Copper sales volumes from our North America copper mines increased to 1.25 billion pounds in 2011, compared with 1.09 billion pounds in 2010, primarily reflecting increased production at the Morenci, Miami and Chino mines.

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

Gross Profit per Pound of Copper and Molybdenum

The following tables summarize unit net cash costs and gross profit per pound at our North America copper mines for the years ended December 31. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	2012			2011
	By-	Co-Product Method		By-	Co-Product Method
	Product Method	Copper	Molyb- denum[a]	Product Method	Copper	Molyb- denum[a]
Revenues, excluding adjustments	$3.64	$3.64	$13.00	$3.99	$3.99	$15.72
Site production and delivery, before net noncash
and other costs shown below	1.91	1.75	6.32	1.78	1.60	6.86
By-product credits[a]	(0.36)	—	—	(0.48)	—	—
Treatment charges	0.12	0.11	—	0.11	0.10	—
Unit net cash costs	1.67	1.86	6.32	1.41	1.70	6.86
Depreciation, depletion and amortization	0.26	0.24	0.48	0.21	0.20	0.39
Noncash and other costs, net	0.10	0.10	0.09	0.13	0.13	0.09
Total unit costs	2.03	2.20	6.89	1.75	2.03	7.34
Revenue adjustments, primarily for pricing on prior period open sales	0.01	0.01	—	—	—	—
Gross profit per pound	$1.62	$1.45	$6.11	$2.24	$1.96	$8.38

Copper sales (millions of recoverable pounds)	1,347	1,347		1,244	1,244
Molybdenum sales (millions of recoverable pounds)[b]			36			35

a.	Molybdenum credits and revenues reflect volumes produced at market-based pricing.

b.	Reflects molybdenum produced by certain of our North America copper mines.

Our North America copper mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-products and other factors. During 2012, average unit net cash costs (net of by-product credits) for the North America copper mines ranged from $1.13 per pound to $2.15 per pound at the individual mines and averaged $1.67 per pound. Average unit net cash costs (net of by-product credits) for our North America copper mines increased to $1.67 per pound of copper in 2012, compared with $1.41 per pound in 2011, primarily reflecting increased mining and milling activities and lower molybdenum credits, partly offset by higher copper sales volumes.

Because certain assets are depreciated on a straight-line basis, North America's average unit depreciation rate varies with asset additions and the level of copper production and sales.

Assuming achievement of current sales volume and cost estimates and an average price of $11 per pound of molybdenum for 2013, we estimate that average unit net cash costs (net of by-product credits) for our North America copper mines would approximate $1.82 per pound of copper in 2013. North America's average unit net cash costs for 2013 would change by approximately $0.04 per pound for each $2 per pound change in the average price of molybdenum during 2013. North America's unit net cash costs for 2013 are expected to be higher than 2012 because of lower molybdenum credits and higher mining rates.

	2011			2010
	By-	Co-Product Method		By-	Co-Product Method
	Product Method	Copper	Molyb- denum[a]	Product Method	Copper	Molyb- denum[a]
Revenues, excluding adjustments	$3.99	$3.99	$15.72	$3.42	$3.42	$15.60
Site production and delivery, before net noncash
and other costs shown below	1.78	1.60	6.86	1.50	1.35	7.95
By-product credits[a]	(0.48)	—	—	(0.35)	—	—
Treatment charges	0.11	0.10	—	0.09	0.09	—
Unit net cash costs	1.41	1.70	6.86	1.24	1.44	7.95
Depreciation, depletion and amortization	0.21	0.20	0.39	0.24	0.22	0.54
Noncash and other costs, net	0.13	0.13	0.09	0.20	0.20	0.03
Total unit costs	1.75	2.03	7.34	1.68	1.86	8.52
Revenue adjustments, primarily for pricing on prior period open sales	—	—	—	—	—	—
Gross profit per pound	$2.24	$1.96	$8.38	$1.74	$1.56	$7.08

Copper sales (millions of recoverable pounds)	1,244	1,244		1,082	1,082
Molybdenum sales (millions of recoverable pounds)[b]			35			25

a.	Molybdenum credits and revenues reflect volumes produced at market-based pricing.

b.	Reflects molybdenum produced by certain of our North America copper mines.

Unit net cash costs (net of by-product credits) for our North America copper mines increased to $1.41 per pound of copper in 2011, compared with $1.24 per pound in 2010, primarily reflecting increased mining and milling activities and higher input costs, partly offset by higher molybdenum credits.

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

Operating and Development Activities.
Cerro Verde Expansion. At Cerro Verde, we are engaged in a large-scale expansion. The approximate $4.4 billion project would expand the concentrator facilities from 120,000 metric tons of ore per day to 360,000 metric tons of ore per day and provide incremental annual production of approximately 600 million pounds of copper and 15 million pounds of molybdenum beginning in 2016. Considering the long-term nature and large size of the project, actual costs could vary from these estimates. Cerro Verde received approval of the environmental impact assessment in fourth-quarter 2012. Detailed engineering and long-lead item procurement are under way, including $492 million of costs incurred to date. Construction is expected to commence in 2013.

An agreement has been reached with the Regional Government of Arequipa, the National Government, Servicio de Agua Potable y Alcantarillado de Arequipa S.A. (SEDAPAR) and other local institutions to allow Cerro Verde to finance the engineering and construction of a wastewater treatment plant for Arequipa, should Cerro Verde proceed with the expansion. Once Cerro Verde obtains a license for the treated water it would be used to supplement existing water supplies to support the concentrator expansion.

El Abra Sulfide. During 2011, we commenced production from El Abra’s sulfide ores. Production from the sulfide ore is replacing the depleting oxide copper production. We are also engaged in pre-feasibility studies for a potential large-scale milling operation at El Abra to process additional sulfide material and to achieve higher recoveries. Exploration results at El Abra have identified a significant sulfide resource.

Candelaria Water. As part of our overall strategy to supply water to the Candelaria mine, we completed construction of a pipeline to bring water from a nearby water treatment facility. In addition, we have substantially completed the construction of a desalination plant and pipeline that will supply Candelaria’s longer term water needs, at a cost of approximately $315 million.

Operating Data. Following is summary operating data for the South America mining operations for the years ended December 31.

	2012	2011	2010
Copper (millions of recoverable pounds)
Production	1,257	1,306	1,354
Sales	1,245	1,322	1,335
Average realized price per pound	$3.58	$3.77	$3.68

Gold (thousands of recoverable ounces)
Production	83	101	93
Sales	82	101	93
Average realized price per ounce	$1,673	$1,580	$1,263

Molybdenum (millions of recoverable pounds)
Production[a]	8	10	7

SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	229,300	245,200	268,800
Average copper ore grade (percent)	0.55	0.50	0.41
Copper production (millions of recoverable pounds)	457	439	504

Mill operations
Ore milled (metric tons per day)	191,400	189,200	188,800
Average ore grade:
Copper (percent)	0.60	0.66	0.65
Gold (grams per metric ton)	0.10	0.12	0.10
Molybdenum (percent)	0.02	0.02	0.02
Copper recovery rate (percent)	90.1	89.6	90.0
Copper production (millions of recoverable pounds)	800	867	850

a.	Reflects molybdenum production from the Cerro Verde mine. Sales of molybdenum are reflected in the Molybdenum division.

2012 Compared with 2011
Copper sales volumes from our South America mining operations totaled 1.25 billion pounds in 2012, compared with 1.32 billion in 2011, primarily reflecting lower ore grades at Candelaria and Cerro Verde, partly offset by higher mining rates and ore grades at El Abra.

Consolidated copper sales volumes from our South America mines are expected to approximate 1.33 billion pounds in 2013. Higher projected copper sales volumes in 2013, compared with 2012, primarily reflect the mining of higher grade ore at Candelaria. Refer to "Outlook" for projected gold and molybdenum sales volumes.

2011 Compared with 2010
Copper sales volumes from our South America mining operations totaled 1.32 billion pounds in 2011 and 1.34 billion pounds in 2010, primarily reflecting lower mining rates at El Abra as it transitions from oxide to sulfide ores, partially offset by higher grade ore at Candelaria.

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

	2012			2011
	By-Product Method		Co-Product Method	By-Product Method		Co-Product Method
Revenues, excluding adjustments	$3.58		$3.58	$3.77		$3.77
Site production and delivery, before net noncash
and other costs shown below	1.60	[a]	1.49	1.38	[a]	1.27
By-product credits	(0.26)		—	(0.35)		—
Treatment charges	0.16		0.16	0.17		0.17
Unit net cash costs	1.50		1.65	1.20		1.44
Depreciation, depletion and amortization	0.23		0.22	0.20		0.18
Noncash and other costs, net	0.09		0.06	0.06		0.05
Total unit costs	1.82		1.93	1.46		1.67
Revenue adjustments, primarily for pricing on
prior period open sales	0.09		0.09	0.01		—
Gross profit per pound	$1.85		$1.74	$2.32		$2.10

Copper sales (millions of recoverable pounds)	1,245		1,245	1,322		1,322

a.
Includes $16 million ($0.01 per pound) associated with labor agreement costs at Candelaria in 2012, and $50 million ($0.04 per pound) for bonuses paid at Cerro Verde and El Abra pursuant to new labor agreements in 2011.

Our South America mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-products and other factors. During 2012, unit net cash costs (net of by-product credits) for the South America mines ranged from $1.30 per pound to $1.72 per pound at the individual mines and averaged $1.50 per pound. Average unit net cash costs (net of by-product credits) for our South America mining operations increased to $1.50 per pound of copper in 2012, compared with $1.20 per pound in 2011, primarily reflecting higher mining and input costs, lower by-product credits and lower sales volumes.

Because certain assets are depreciated on a straight-line basis, South America's unit depreciation rate varies with asset additions and the level of copper production and sales.

Revenue adjustments primarily result from changes in prices on provisionally priced copper sales recognized in prior years. Refer to “Consolidated Results - Revenues” for further discussion of adjustments to prior year provisionally priced copper sales.

Assuming achievement of current sales volume and cost estimates and average prices of $1,700 per ounce of gold and $11 per pound of molybdenum in 2013, we estimate that average unit net cash costs (net of by-product credits) for our South America mining operations would approximate $1.50 per pound of copper in 2013.

	2011			2010
	By-Product Method		Co-Product Method	By-Product Method	Co-Product Method
Revenues, excluding adjustments	$3.77		$3.77	$3.68	$3.68
Site production and delivery, before net noncash
and other costs shown below	1.38	[a]	1.27	1.21	1.14
By-product credits	(0.35)		—	(0.21)	—
Treatment charges	0.17		0.17	0.15	0.15
Unit net cash costs	1.20		1.44	1.15	1.29
Depreciation, depletion and amortization	0.20		0.18	0.19	0.18
Noncash and other costs, net	0.06		0.05	0.05	0.05
Total unit costs	1.46		1.67	1.39	1.52
Revenue adjustments, primarily for pricing on
prior period open sales	0.01		—	(0.01)	(0.01)
Gross profit per pound	$2.32		$2.10	$2.28	$2.15

Copper sales (millions of recoverable pounds)	1,322		1,322	1,335	1,335

a.	Includes $50 million ($0.04 per pound) for bonuses paid at Cerro Verde and El Abra pursuant to new labor agreements.

Unit net cash costs (net of by-product credits) for our South America mining operations increased to $1.20 per pound of copper in 2011, compared with $1.15 per pound in 2010, primarily reflecting higher input costs and the impact of bonuses paid pursuant to new labor agreements, partially offset by higher by-product credits.

Indonesia Mining
Indonesia mining includes PT Freeport Indonesia’s Grasberg minerals district. We own 90.64 percent of PT Freeport Indonesia, including 9.36 percent owned through our wholly owned subsidiary, PT Indocopper Investama. As discussed in Note 14, we have agreed to consider a potential sale of our interest in PT Indocopper Investama at fair market value. PT Freeport Indonesia is currently engaged in discussions with the Indonesian government related to its Contract of Work and intends to conclude that process before proceeding with any further discussions about the potential sale of an interest in PT Indocopper Investama.

PT Freeport Indonesia produces copper concentrates, which contain significant quantities of gold and silver. Substantially all of PT Freeport Indonesia’s copper concentrates are sold under long-term contracts, of which approximately one-half is sold to affiliated smelters, Atlantic Copper and PT Smelting (PT Freeport Indonesia’s 25-percent owned copper smelter and refinery in Indonesia - refer to Note 2 for further discussion), and the remainder to other third-party customers.

We have established certain unincorporated joint ventures with Rio Tinto plc (Rio Tinto), under which Rio Tinto has a 40 percent interest in certain assets and future production exceeding specified annual amounts of copper, gold and silver. Refer to Note 2 for further discussion of our joint ventures with Rio Tinto plc and to Note 14 for further discussion of PT Freeport Indonesia's Contract of Work with the Government of Indonesia. Refer to "Risk Factors" contained in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2012, for discussion of risks associated with operations in Indonesia.

Operating and Development Activities. We have several projects in progress in the Grasberg minerals district, primarily related to the development of large-scale, high-grade underground ore bodies. In aggregate, these underground ore bodies are expected to ramp up over several years to approximately 240,000 metric tons of ore per day following the currently anticipated transition from the Grasberg open pit in 2017. Over the next five years, aggregate capital spending on these projects is currently expected to average $715 million per year ($565 million per year net to PT Freeport Indonesia). Considering the long-term nature and large size of these projects, actual costs could vary from these estimates.

The following provides additional information on the continued development of the Common Infrastructure project, the Grasberg Block Cave underground mine and development of the Deep Mill Level Zone (DMLZ) ore body that lies below the Deep Ore Zone (DOZ) underground mine.

Common Infrastructure and Grasberg Block Cave Mine. In 2004, PT Freeport Indonesia commenced its Common Infrastructure project to provide access to its large undeveloped underground ore bodies located in the Grasberg minerals district through a tunnel system located approximately 400 meters deeper than its existing underground tunnel system. In addition to providing access to our underground ore bodies, the tunnel system will enable PT Freeport Indonesia to conduct future exploration in prospective areas associated with currently identified ore bodies. The tunnel system was completed to the Big Gossan terminal, and the Big Gossan mine was brought into production in fourth-quarter 2010. Development of the DMLZ and Grasberg Block Cave is advancing.

The Grasberg Block Cave underground mine accounts for more than 40 percent of our recoverable proven and probable reserves in Indonesia. Production at the Grasberg Block Cave mine is currently scheduled to commence in 2017, at the end of mining the Grasberg open pit, which is currently expected at the end of 2016. Targeted production rates once the Grasberg Block Cave mining operation reaches full capacity are expected to approximate 160,000 metric tons of ore per day.

Aggregate mine development capital for the Grasberg Block Cave mine and associated Common Infrastructure is expected to approximate $4.4 billion (incurred from 2008 to 2021), with PT Freeport Indonesia’s share totaling approximately $4.1 billion. Aggregate project costs totaling $860 million have been incurred through December 31, 2012 ($291 million during 2012).

DMLZ. The DMLZ ore body lies below the DOZ mine at the 2,590-meter elevation and represents the downward continuation of mineralization in the Ertsberg East Skarn system and neighboring Ertsberg porphyry. We plan to mine the ore body using a block-cave method with production beginning in 2015. Drilling efforts continue to determine the extent of this ore body. Aggregate mine development capital costs for the DMLZ mine are expected to approximate $2.3 billion (incurred from 2009 to 2020), with PT Freeport Indonesia’s share totaling approximately $1.4 billion. Aggregate project costs totaling $510 million have been incurred through December 31, 2012 ($241 million during 2012). Targeted production rates once the DMLZ mining operation reaches full capacity are expected to approximate 80,000 metric tons of ore per day.

Other Matters. PT Freeport Indonesia is engaged in discussions with officials of the Indonesian government on its operations, future plans and Contract of Work (COW).  We are working cooperatively with the government in its review of PT Freeport Indonesia's COW and to obtain an extension of our COW beyond 2021, as provided under the terms of the COW. Refer to Note 14 for further discussion of PT Freeport Indonesia's COW.

Between July 2009 and February 15, 2013, there were 37 shooting incidents in and around the Grasberg minerals district, including along the road leading to our mining and milling operations, which resulted in 15 fatalities and 57 injuries. The investigation of these matters is continuing. We have taken precautionary measures, including limiting use of the road to secured convoys. The Indonesian government has responded with additional security forces and expressed a commitment to protect the safety of the community and our operations. Prolonged limitations on access to the road could adversely affect operations at the mine. The safety of our workforce is a critical concern, and PT Freeport Indonesia is working cooperatively with the Indonesian government to address security issues. Refer to "Risk Factors" contained in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2012, for further discussion.

Operating Data. Following is summary operating data for our Indonesia mining operations for the years ended December 31.

	2012	2011	2010
Operating Data, Net of Joint Venture Interest
Copper (millions of recoverable pounds)
Production	695	846	1,222
Sales	716	846	1,214
Average realized price per pound	$3.58	$3.85	$3.69

Gold (thousands of recoverable ounces)
Production	862	1,272	1,786
Sales	915	1,270	1,765
Average realized price per ounce	$1,664	$1,583	$1,271

100% Operating Data
Ore milled (metric tons per day):[a]
Grasberg open pit	118,800	112,900	149,800
DOZ underground mine[b]	44,600	51,700	79,600
Big Gossan underground mine[c]	1,600	1,500	800
Total	165,000	166,100	230,200

Average ore grade:
Copper (percent)	0.62	0.79	0.85
Gold (grams per metric ton)	0.59	0.93	0.90
Recovery rates (percent):
Copper	88.7	88.3	88.9
Gold	75.7	81.2	81.7
Production (recoverable):
Copper (millions of pounds)	695	882	1,330
Gold (thousands of ounces)	862	1,444	1,964

a.	Amounts represent the approximate average daily throughput processed at PT Freeport Indonesia’s mill facilities from each producing mine.

b.
Production from the DOZ underground mine is expected to ramp up to the design rate of 80,000 metric tons of ore per day by year end 2013, following completion of ongoing panel repairs resulting from the temporary shutdown and suspension of operations in fourth-quarter 2011 and early 2012.

c.	Production from the Big Gossan underground mine is expected to ramp up to 7,000 metric tons of ore per day in 2014.

2012 Compared with 2011
Sales volumes from our Indonesia mining operations declined to 716 million pounds of copper and 915 thousand ounces of gold in 2012, compared with 846 million pounds of copper and 1.3 million ounces of gold in 2011. Lower copper and gold sales volumes in 2012 primarily reflected lower ore grades.

At the Grasberg mine, the sequencing of mining areas with varying ore grades causes fluctuations in the timing of ore production resulting in varying quarterly and annual sales of copper and gold. Consolidated sales volumes from our Indonesia mining operations are expected to approximate 1.1 billion pounds of copper and 1.2 million ounces of gold for 2013. We expect sales from Indonesia to increase in fourth-quarter 2013 as PT Freeport Indonesia gains access to higher ore grades and achieves the targeted ramp up in production from the DOZ mine. Approximately 33 percent of projected copper sales and 38 percent of projected gold sales from our Indonesia mining operations are currently expected in fourth-quarter 2013.

2011 Compared with 2010
Sales volumes from our Indonesia mining operations declined to 846 million pounds of copper and 1.3 million ounces of gold in 2011, compared with 1.2 billion pounds of copper and 1.8 million ounces of gold in 2010. Lower copper and gold sales volumes in 2011 primarily reflected the impact of labor-related disruptions and the temporary suspension of milling operations in fourth-quarter 2011 because of damage to the concentrate pipelines.

Unit Net Cash Costs. Unit net cash costs per pound of copper is a measure intended to provide investors with information about the cash-generating capacity of our mining operations expressed on a basis relating to the primary metal product for our respective operations. We use this measure for the same purpose and for monitoring operating performance by our mining operations. This information differs from measures of performance determined in accordance with U.S. GAAP and should not be considered in isolation or as a substitute for measures of performance determined in accordance with U.S. GAAP. This measure is presented by other metal mining companies, although our measure may not be comparable to similarly titled measures reported by other companies.

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

	2012			2011
	By-	Co-Product Method		By-		Co-Product Method
	Product Method	Copper	Gold	Product Method		Copper	Gold
Revenues, excluding adjustments	$3.58	$3.58	$1,664	$3.85		$3.85	$1,583
Site production and delivery, before net noncash
and other costs shown below	3.12	1.93	894	2.21	[a]	1.34	551
Gold and silver credits	(2.22)	—	—	(2.47)		—	—
Treatment charges	0.21	0.13	61	0.19		0.11	46
Royalty on metals	0.13	0.08	38	0.16		0.10	41
Unit net cash costs	1.24	2.14	993	0.09		1.55	638
Depreciation and amortization	0.30	0.18	85	0.25		0.16	63
Noncash and other costs, net	0.11	0.07	33	0.04		0.02	10
Total unit costs	1.65	2.39	1,111	0.38		1.73	711
Revenue adjustments, primarily for pricing on
prior period open sales	0.02	0.02	3	(0.01)		(0.01)	(13)
PT Smelting intercompany profit	(0.05)	(0.03)	(15)	0.13		0.08	32
Gross profit per pound/ounce	$1.90	$1.18	$541	$3.59		$2.19	$891

Copper sales (millions of recoverable pounds)	716	716		846		846
Gold sales (thousands of recoverable ounces)			915				1,270

a.	Includes $66 million ($0.08 per pound) for bonuses and other strike-related costs.

Because of the fixed nature of a large portion of PT Freeport Indonesia's costs, unit costs vary from period to period depending on volumes of copper and gold sold, as well as average realized gold prices during the period. Unit net cash costs (net of gold and silver credits) for our Indonesia mining operations averaged $1.24 per pound of copper in 2012, compared with $0.09 per pound in 2011. Higher unit net cash costs primarily reflected lower copper and gold sales volumes.

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold.

Because certain assets are depreciated on a straight-line basis, PT Freeport Indonesia’s unit depreciation rate varies with asset additions and the level of copper production and sales.

Revenue adjustments primarily result from changes in prices on provisionally priced copper sales recognized in prior years. Refer to “Consolidated Results - Revenues” for further discussion of adjustments to prior year provisionally priced copper sales.

Assuming achievement of current sales volume and cost estimates, and an average gold price of $1,700 per ounce for 2013, we estimate that average unit net cash costs for Indonesia (net of gold and silver credits) would approximate $0.68 per pound of copper for the year 2013. Indonesia's unit net cash costs for 2013 would change by $0.055 per pound for each $50 per ounce change in the average price of gold during 2013. Quarterly unit net cash costs are expected to vary significantly with variations in quarterly metal sales volumes, as well as average realized gold prices during the period. Indonesia's unit net cash costs for first-quarter 2013 are expected to approximate $1.57 per pound of copper and are expected to be lower in future periods as volumes increase.

	2011				2010
	By-		Co-Product Method		By-	Co-Product Method
	Product Method		Copper	Gold	Product Method	Copper	Gold
Revenues, excluding adjustments	$3.85		$3.85	$1,583	$3.69	$3.69	$1,271
Site production and delivery, before net noncash
and other costs shown below	2.21	[a]	1.34	551	1.53	1.01	347
Gold and silver credits	(2.47)		—	—	(1.92)	—	—
Treatment charges	0.19		0.11	46	0.22	0.15	50
Royalty on metals	0.16		0.10	41	0.13	0.08	29
Unit net cash costs (credits)	0.09		1.55	638	(0.04)	1.24	426
Depreciation and amortization	0.25		0.16	63	0.21	0.14	48
Noncash and other costs, net	0.04		0.02	10	0.04	0.02	9
Total unit costs	0.38		1.73	711	0.21	1.40	483
Revenue adjustments, primarily for pricing on
prior period open sales	(0.01)		(0.01)	(13)	(0.01)	(0.01)	1
PT Smelting intercompany profit	0.13		0.08	32	(0.03)	(0.02)	(8)
Gross profit per pound/ounce	$3.59		$2.19	$891	$3.44	$2.26	$781

Copper sales (millions of recoverable pounds)	846		846		1,214	1,214
Gold sales (thousands of recoverable ounces)				1,270			1,765

a.	Includes $66 million ($0.08 per pound) for bonuses and other strike-related costs.

Unit net cash costs (net of gold and silver credits) for our Indonesia mining operations averaged $0.09 per pound of copper in 2011, compared with a net credit of $0.04 per pound in 2010. Higher unit net cash costs primarily reflected lower copper sales volumes and the impact of bonuses and other strike-related costs, partially offset by higher gold and silver credits.

Africa Mining
Africa mining includes TFM's Tenke minerals district. We hold an effective 56 percent interest in the Tenke copper and cobalt mining concessions in the Katanga province of the DRC and are the operator of TFM. As further discussed in Note 14, effective March 26, 2012, the DRC government issued a Presidential Decree approving modifications to TFM's bylaws, and our and Lundin Mining Corporation's ownership interest in TFM totals 80 percent (previously 82.5 percent) and La Générale des Carrières et des Mines' (Gécamines) ownership interest totals 20 percent (previously 17.5 percent).

The Tenke operation includes surface mining, leaching and SX/EW operations. Copper production from the Tenke minerals district is sold as copper cathode. In addition to copper, the Tenke minerals district produces cobalt hydroxide.

Refer to "Risk Factors" contained in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2012, for discussion of risks associated with operations in Africa.

Operating and Development Activities. Our investment in the initial project approximated $2 billion, and we have received intercompany loan repayments, including interest, of approximately $840 million through December 31, 2012.

An expansion of the project to optimize the current plant and increase capacity was substantially completed in 2012. The expanded mill is capable of throughput of 14,000 metric tons of ore per day, and expanded processing facilities will enable the addition of approximately 150 million pounds of copper production per year. The approximate $850 million expansion project is being completed within budget and included mill upgrades, additional mining equipment, a new tankhouse and an additional sulphuric acid plant (which is expected to be completed in 2015). This expansion project was funded primarily with cash generated from operations.

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

Operating Data. Following is summary operating data for our Africa mining operations for the years ended December 31.

	2012	2011	2010
Copper (millions of recoverable pounds)
Production	348	281	265
Sales	336	283	262
Average realized price per pound[a]	$3.51	$3.74	$3.45

Cobalt (millions of recoverable pounds)
Production	26	25	20
Sales	25	25	20
Average realized price per pound	$7.83	$9.99	$10.95

Ore milled (metric tons per day)	13,000	11,100	10,300
Average ore grade (percent):
Copper	3.62	3.41	3.51
Cobalt	0.37	0.40	0.40
Copper recovery rate (percent)	92.4	92.5	91.4

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

2012 Compared with 2011
During 2012, Tenke achieved record mining, milling and production rates. Copper sales volumes from our Africa mining operations increased to 336 million pounds of copper in 2012, compared with 283 million pounds of copper in 2011, primarily reflecting higher mining and milling rates principally related to the ramp-up of the expansion project.

Consolidated sales volumes from our Africa mining operations are expected to approximate 410 million pounds of copper and 30 million pounds of cobalt in 2013.

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

	2012			2011
	By-Product	Co-Product Method		By-Product	Co-Product Method
	Method	Copper	Cobalt	Method	Copper	Cobalt
Revenues, excluding adjustments[a]	$3.51	$3.51	$7.83	$3.74	$3.74	$9.99
Site production and delivery, before net noncash
and other costs shown below	1.49	1.39	4.86	1.57	1.39	5.58
Cobalt credits[b]	(0.33)	—	—	(0.58)	—	—
Royalty on metals	0.07	0.06	0.12	0.08	0.07	0.16
Unit net cash costs	1.23	1.45	4.98	1.07	1.46	5.74
Depreciation, depletion and amortization	0.52	0.47	0.67	0.50	0.42	0.78
Noncash and other costs, net	0.09	0.08	0.11	0.20	0.18	0.32
Total unit costs	1.84	2.00	5.76	1.77	2.06	6.84
Revenue adjustments, primarily for pricing on
prior period open sales	0.02	0.02	0.09	—	—	0.06
Gross profit per pound	$1.69	$1.53	$2.16	$1.97	$1.68	$3.21

Copper sales (millions of recoverable pounds)	336	336		283	283
Cobalt sales (millions of contained pounds)			25			25

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

Unit net cash costs (net of cobalt credits) for our Africa mining operations of $1.23 per pound of copper in 2012 were higher than unit net cash costs of $1.07 per pound of copper in 2011 primarily reflecting higher mining and input costs (including sulphuric acid and energy) and lower cobalt credits, partly offset by higher volumes.

Assuming achievement of current sales volume and cost estimates and an average cobalt price of $12 per pound for 2013, we estimate that average unit net cash costs (net of cobalt credits) would approximate $1.03 per pound of copper in 2013. Africa's unit net cash costs for 2013 would change by $0.09 per pound for each $2 per pound change in the average price of cobalt during 2013.

	2011			2010
	By-Product	Co-Product Method		By-Product	Co-Product Method
	Method	Copper	Cobalt	Method	Copper	Cobalt
Revenues, excluding adjustments[a]	$3.74	$3.74	$9.99	$3.45	$3.45	$10.95
Site production and delivery, before net noncash
and other costs shown below	1.57	1.39	5.58	1.40	1.23	5.78
Cobalt credits[b]	(0.58)	—	—	(0.58)	—	—
Royalty on metals	0.08	0.07	0.16	0.08	0.06	0.19
Unit net cash costs	1.07	1.46	5.74	0.90	1.29	5.97
Depreciation, depletion and amortization	0.50	0.42	0.78	0.49	0.41	1.03
Noncash and other costs, net	0.20	0.18	0.32	0.19	0.17	0.39
Total unit costs	1.77	2.06	6.84	1.58	1.87	7.39
Revenue adjustments, primarily for pricing on
prior period open sales	—	—	0.06	—	—	0.18
Gross profit per pound	$1.97	$1.68	$3.21	$1.87	$1.58	$3.74

Copper sales (millions of recoverable pounds)	283	283		262	262
Cobalt sales (millions of contained pounds)			25			20

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

Unit net cash costs (net of cobalt credits) for our Africa mining operations of $1.07 per pound of copper in 2011 were higher than unit net cash costs of $0.90 per pound of copper in 2010 reflecting increased mining and milling activity and higher input costs.

Molybdenum
We are an integrated producer of molybdenum, with mining, sulfide ore concentrating, roasting and processing facilities that produce high-purity, molybdenum-based chemicals, molybdenum metal powder and metallurgical products, which are sold to customers around the world. Our molybdenum operations include the wholly owned Henderson underground mine and Climax open-pit mine in Colorado and related conversion facilities. The Henderson and Climax mines produce high-purity, chemical-grade molybdenum concentrates, which are typically further processed into value-added molybdenum chemical products. The Molybdenum operations also include a sales company that purchases and sells molybdenum from our primary molybdenum mines and from our North and South America copper mines that also produce molybdenum concentrates; and related conversion facilities that, at times, roast and/or process material on a toll basis for third parties.

Operating and Development Activities. The Climax molybdenum mine was commissioned in second-quarter 2012, and includes a new 25,000 metric ton per day mill facility. Climax production in 2012 totaled 7 million pounds of molybdenum and is targeted to produce 20 million pounds of molybdenum for 2013, with potential to produce 30 million pounds of molybdenum per year, depending on market conditions. We intend to operate our Climax and Henderson mines in a flexible manner to meet market requirements. The cost of the initial phase of the project approximated $760 million.

Operating Data. Following is summary operating data for the Molybdenum operations for the years ended December 31.

	2012	2011	2010
Molybdenum (millions of recoverable pounds)
Production[a]	41	38	40
Sales, excluding purchases[b]	83	79	67
Average realized price per pound	$14.26	$16.98	$16.47

Henderson molybdenum mine
Ore milled (metric tons per day)	20,800	22,300	22,900
Average molybdenum ore grade (percent)	0.23	0.24	0.25
Molybdenum production (millions of recoverable pounds)	34	38	40

a.
The 2012 period includes production from the Climax molybdenum mine totaling 7 million pounds reflecting production since the start of commercial operations in May 2012. The 2011 and 2010 periods reflect production only from the Henderson molybdenum mine.

b.	Includes sales of molybdenum produced at our North and South America copper mines.

2012 Compared with 2011
Consolidated molybdenum sales volumes increased to 83 million pounds in 2012, compared with 79 million pounds for 2011 primarily reflecting the incremental production from the Climax molybdenum mine that began commercial operations in May 2012. For the year 2013, we expect molybdenum sales volumes to approximate 90 million pounds, of which approximately 40 million pounds represents production from our North and South America copper mines.

2011 Compared with 2010
Consolidated molybdenum sales volumes increased to 79 million pounds in 2011, compared with 67 million pounds in 2010, primarily reflecting improved demand.

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

	2012	2011	2010
Revenues, excluding adjustments	$14.27	$16.42	$15.89
Site production and delivery, before net noncash
and other costs shown below	6.19	5.46	4.82
Treatment charges and other	0.88	0.88	1.08
Unit net cash costs	7.07	6.34	5.90
Depreciation, depletion and amortization	0.97	0.96	0.83
Noncash and other costs, net	0.24	0.04	0.03
Total unit costs	8.28	7.34	6.76
Gross profit per pound[a]	$5.99	$9.08	$9.13

Molybdenum sales (millions of recoverable pounds)[b]	34	38	40

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

Henderson’s unit net cash costs were $7.07 per pound of molybdenum in 2012, $6.34 per pound in 2011 and $5.90 per pound in 2010. Henderson's increased unit net cash costs year over year, primarily reflected lower production volumes and higher input costs.

Assuming achievement of current sales volume and cost estimates, we estimate unit net cash costs for primary molybdenum mines to average $7.00 per pound of molybdenum in 2013 (reflecting approximately $7.50 per pound for Henderson and $6.50 per pound for Climax).

Atlantic Copper Smelting & Refining
Atlantic Copper, our wholly owned subsidiary located in Spain, smelts and refines copper concentrates and markets refined copper and precious metals in slimes. During 2012, Atlantic Copper purchased approximately 31 percent of its concentrate requirements from our South America mining operations, approximately 16 percent from our North America copper mines and approximately 10 percent from our Indonesia mining operations. Through this form of downstream integration, we are assured placement of a significant portion of our concentrate production.

Smelting and refining charges consist of a base rate and, in certain contracts, price participation based on copper prices. Treatment charges for smelting and refining copper concentrates represent a cost to our mining operations, and income to Atlantic Copper and PT Smelting. Thus, higher treatment and refining charges benefit our smelter operations and adversely affect our mining operations. Our North America copper mines are less significantly affected by changes in treatment and refining charges because these operations are largely integrated with our wholly owned smelter located in Miami, Arizona.

In May 2011, Atlantic Copper successfully completed a scheduled 26-day maintenance turnaround, which had a $30 million impact on production and delivery costs (refer to Note 17 for Atlantic Copper's operating results). Atlantic Copper's major maintenance turnarounds (which take approximately 50 days to complete) typically occur approximately every eight years, with short-term maintenance turnarounds in the interim. Atlantic Copper is planning a major maintenance turnaround in the second half of 2013.

We defer recognizing profits on sales from our mining operations to Atlantic Copper and on 25 percent of Indonesia mining sales to PT Smelting until final sales to third parties occur. Our net deferred profits on our inventories at

Atlantic Copper and PT Smelting to be recognized in future periods’ net income after taxes and noncontrolling interests totaled $121 million at December 31, 2012. Changes in these deferrals attributable to variability in intercompany volumes resulted in net reductions to net income attributable to common stockholders of $80 million ($0.08 per share) in 2012, compared with net additions of $156 million ($0.16 per share) in 2011 and net reductions of $67 million ($0.07 per share) in 2010. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices will result in variability in our net deferred profits and quarterly earnings.

CAPITAL RESOURCES AND LIQUIDITY

Our operating cash flows vary with prices realized from copper, gold and molybdenum sales, our sales volumes, production costs, income taxes, other working capital changes and other factors. Strong operating performance and favorable copper and gold prices have enabled us to enhance our financial and liquidity position, reduce debt and pay cash dividends to shareholders, while pursuing growth opportunities. We view the long-term outlook for our business positively, supported by limitations on supplies of copper and by the requirements for copper in the world’s economy, and will continue to adjust our operating strategy as market conditions change. The discussion of our capital resources and liquidity below does not reflect pending acquisitions (refer to Note 20 for further discussion of financing for the pending acquisitions of PXP and MMR).

Cash and Debt
At December 31, 2012, we had consolidated cash and cash equivalents of $3.7 billion. The following table reflects the U.S. and international components of consolidated cash and cash equivalents at December 31, 2012 and 2011 (in billions):

	2012	2011
Cash at domestic companies[a]	$1.3	$2.4
Cash at international operations	2.4	2.4
Total consolidated cash and cash equivalents	3.7	4.8
Less: Noncontrolling interests’ share	(0.8)	(0.8)
Cash, net of noncontrolling interests’ share	2.9	4.0
Less: Withholding taxes and other	(0.2)	(0.1)
Net cash available	$2.7	$3.9

a.	Includes cash at the parent company and our North America operations.

Cash held at our international operations is generally used to support our foreign operations' capital expenditures, operating expenses, working capital and other tax payments or other cash needs. At December 31, 2012, management believed that sufficient liquidity was available in the U.S. With the exception of TFM, we have not elected to permanently reinvest earnings from our foreign subsidiaries, and we have recorded deferred tax liabilities for foreign earnings that are available to be repatriated to the U.S. From time to time, our foreign subsidiaries distribute earnings to the U.S. through dividends that are subject to applicable withholding taxes and noncontrolling interests' share.

Total debt was $3.5 billion at December 31, 2012 and 2011, and $4.8 billion at December 31, 2010. We have a senior unsecured revolving credit facility, which is available until March 30, 2016, in an aggregate principal amount of $1.5 billion, with $500 million available to PT Freeport Indonesia. At December 31, 2012, we had no borrowings and $43 million of letters of credit issued under the facilities, resulting in availability of approximately $1.5 billion ($957 million of which could be used for additional letters of credit). The revolving credit facility contains covenants that are typical for investment-grade companies, including limitations on liens and subsidiary debt (see Note 9 for further discussion).

In February 2013, we entered into a new senior unsecured revolving credit facility, which will refinance and replace our existing revolving credit facility upon completion of the proposed acquisition of PXP. No amounts are currently available to us under the new revolving credit facility. Refer to Note 20 for further discussion.

Operating Activities
During 2012, we generated operating cash flows totaling $3.8 billion, net of $1.4 billion for working capital uses and other tax payments. Operating cash flows in 2011 totaled $6.6 billion, net of $461 million for working capital uses and other tax payments. Operating cash flows in 2010 totaled $6.3 billion, net of $834 million for working capital uses and other tax payments.

Lower operating cash flows for 2012, compared with 2011, primarily reflected lower copper and gold sales volumes, lower copper price realizations and an increase in working capital uses and other tax payments, primarily associated with changes in accounts receivable, partly offset by timing of payments for accounts payable and accrued liabilities. As discussed in "Consolidated Results - Revenues," substantially all of our copper concentrate and cathode sales contracts are provisionally priced; accordingly, the period-end forward price is a major determinate of recorded revenues and the resulting receivables. At December 31, 2012, our provisionally priced copper sales were recorded at an average of $3.59 per pound of copper, compared with $3.44 per pound at December 31, 2011.

Higher operating cash flows for 2011, compared with 2010, primarily reflected a decrease in working capital uses and other tax payments, primarily associated with decreases in accounts receivable (at December 31, 2011, our provisionally priced copper sales were recorded at an average of $3.44 per pound of copper, compared with $4.36 per pound at December 31, 2010), partly offset by higher tax payments and the timing of payments for accounts payable and accrued liabilities.

Excluding impacts for pending acquisitions, and based on current mine plans and subject to future copper, gold and molybdenum prices, we expect estimated operating cash flows for the year 2013 plus available cash to be sufficient to fund our budgeted capital expenditures, dividends, noncontrolling interest distributions and other cash requirements for the year. Refer to “Outlook” for further discussion of projected operating cash flows for the year 2013.

Investing Activities
Capital Expenditures. Capital expenditures, including capitalized interest, totaled $3.5 billion in 2012 (including $2.2 billion for major projects), $2.5 billion in 2011 (including $1.4 billion for major projects) and $1.4 billion in 2010 (including $0.7 billion for major projects). The increase in capital expenditures in 2012, compared with 2011, primarily reflected higher capital spending associated with the expansion projects at Tenke, Cerro Verde and Morenci, and the underground development projects at Grasberg. The increase in capital expenditures in 2011, compared with 2010, primarily reflected higher capital spending for construction on the Climax molybdenum mine, the underground development projects at Grasberg and the expansion project at Tenke.

Excluding amounts for pending acquisitions, capital expenditures for the year 2013 are expected to approximate $4.6 billion, including $2.8 billion for major projects and $1.8 billion for sustaining capital. Major projects for 2013 primarily include underground development activities at Grasberg and the expansion projects at Cerro Verde and Morenci. We are also considering additional investments at several of our sites. Capital spending plans will continue to be reviewed and adjusted in response to changes in market conditions and other factors. Refer to “Operations” for further discussion.

Investment in MMR. In December 2010, we completed the purchase of 500,000 shares of MMR’s 5.75% Convertible Perpetual Preferred Stock for an aggregate purchase price of $500 million. Dividends received in 2012 and 2011 were recorded as a return of investment because of MMR's reported losses. Refer to Note 6 for further discussion and to Note 1 for discussion of the proposed acquisition of MMR.

Financing Activities
Debt Transactions. In February 2012, we sold $3.0 billion in senior notes in three tranches with a weighted-average interest rate of approximately three percent. Net proceeds from this offering, plus cash on hand, were used to redeem the remaining $3.0 billion of our 8.375% Senior Notes.

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

Dividends and Other Equity Transactions. We paid dividends on our common stock totaling $1.1 billion in 2012, $1.4 billion in 2011 (including $474 million for a supplemental dividend on our common stock paid in June 2011) and $885 million in 2010 (including $472 million for a supplemental dividend on our common stock paid in December 2010).

The current annual dividend rate for our common stock is $1.25 per share ($0.3125 per share quarterly). Refer to Note 11 for further discussion. The declaration of dividends is at the discretion of the Board and will depend upon our financial results, cash requirements, future prospects, the impact of proposed acquisitions and other factors deemed relevant by the Board. The Board will continue to review our financial policy on an ongoing basis.

During 2010, our 6¾% Mandatory Convertible Preferred Stock converted into 78.9 million shares of our common stock (refer to Note 11 for further discussion). As a result, we no longer have requirements to pay preferred stock dividends. Preferred stock dividends paid totaled $95 million in 2010.

Cash dividends and other distributions paid to noncontrolling interests totaled $113 million in 2012, $391 million in 2011 and $816 million in 2010, reflecting dividends and distributions paid to the noncontrolling interest owners of PT Freeport Indonesia and our South America mines. Lower noncontrolling interest payments in 2012 compared with 2011, primarily reflected lower dividends to the noncontrolling interest holders of PT Freeport Indonesia as a result of lower production in 2012. Lower noncontrolling interest payments in 2011, compared with 2010, primarily reflected lower dividends to the noncontrolling interest holders of Cerro Verde related to capital retained for the expansion project.

CONTRACTUAL OBLIGATIONS

We have contractual and other long-term obligations, including debt maturities, which we expect to fund with available cash, projected operating cash flows, availability under our revolving credit facility or future financing transactions, if necessary. A summary of these various obligations at December 31, 2012, follows (in millions):

	Total	2013	2014 to 2015	2016 to 2017	Thereafter
Reclamation and environmental obligations[a]	$5,243	$246	$471	$329	$4,197
Debt maturities	3,527	2	500	500	2,525
Take-or-pay contracts[b]	2,200	976	731	286	207
Scheduled interest payment obligations[c]	1,289	121	241	226	701
Operating lease obligations	205	32	38	31	104
Total[d]	$12,464	$1,377	$1,981	$1,372	$7,734

a.
Represents estimated cash payments, on an undiscounted and unescalated basis, associated with reclamation and environmental activities. The timing and the amount of these payments could change as a result of changes in regulatory requirements, changes in scope and timing of reclamation activities, the settlement of environmental matters and as actual spending occurs. Refer to Note 13 for additional discussion of environmental and reclamation matters.

b.
Represents contractual obligations for purchases of goods or services that are defined by us as agreements that are enforceable and legally binding and that specify all significant terms. Take-or-pay contracts primarily comprise the procurement of copper concentrates ($799 million), electricity ($524 million) and transportation services ($448 million). Some of our take-or-pay contracts are settled based on the prevailing market rate for the service or commodity purchased, and in some cases, the amount of the actual obligation may change over time because of market conditions. Obligations for copper concentrates provide for deliveries of specified volumes to Atlantic Copper at market-based prices. Electricity obligations are primarily for contractual minimum demand at the South America and Tenke mines. Transportation obligations are primarily for South America contracted ocean freight and for North America rail freight.

c.	Scheduled interest payment obligations were calculated using stated coupon rates for fixed-rate debt and interest rates applicable at December 31, 2012, for variable-rate debt.

d.
This table excludes certain other obligations in our consolidated balance sheets, including estimated funding for pension obligations as the funding may vary from year to year based on changes in the fair value of plan assets and actuarial assumptions, accrued liabilities totaling $107 million that relate to unrecognized tax benefits where the timing of settlement is not determinable; Atlantic Copper's obligations for retired employees totaling $38 million (refer to Note 10); and PT Freeport Indonesia's reclamation and closure cash fund obligation totaling $17 million (refer to Note 13).This table also excludes purchase orders for the purchase of inventory and other goods and services, as purchase orders typically represent authorizations to purchase rather than binding agreements.

In addition to our debt maturities and other contractual obligations discussed above, we have other commitments, which we expect to fund with available cash, projected operating cash flows, available credit facilities or future financing transactions, if necessary. These include (i) PT Freeport Indonesia’s commitment to provide one percent of its annual revenue for the development of the local people in its area of operations through the Freeport Partnership Fund for Community Development, (ii) TFM's commitment to provide 0.3 percent of its annual revenue for the development of the local people in its area of operations and (iii) other commercial commitments, including standby letters of credit, surety bonds and guarantees. Refer to Notes 13 and 14 for further discussion.

CONTINGENCIES

Environmental
The cost of complying with environmental laws is a fundamental and substantial cost of our business. At December 31, 2012, we had $1.2 billion recorded in our consolidated balance sheets for environmental obligations attributed to CERCLA or analogous state programs and for estimated future costs associated with environmental obligations that are considered probable based on specific facts and circumstances.

During 2012, we incurred environmental capital expenditures and other environmental costs (including our joint venture partners’ shares) of $612 million for programs to comply with applicable environmental laws and regulations that affect our operations, compared to $387 million in 2011 and $372 million in 2010. The increase in environmental costs in 2012, compared with 2011 and 2010, primarily relates to higher expenditures for land and settlements of environmental matters (see Note 13 for further discussion). For 2013, we expect to incur approximately $600 million of aggregate environmental capital expenditures and other environmental costs, which are part of our overall 2013 operating budget. The timing and amount of estimated payments could change as a result of changes in regulatory requirements, changes in scope and timing of reclamation activities, the settlement of environmental matters and as actual spending occurs.

Refer to Note 13 for further information about environmental regulation, including significant environmental matters.

Asset Retirement Obligations
We recognize AROs as liabilities when incurred, with the initial measurement at fair value. These obligations, which are initially estimated based on discounted cash flow estimates, are accreted to full value over time through charges to income. Reclamation costs for disturbances are recorded as an ARO in the period of disturbance. Our cost estimates are reflected on a third-party cost basis and comply with our legal obligation to retire tangible, long-lived assets. At December 31, 2012, we had $1.1 billion recorded in our consolidated balance sheets for AROs. Spending on AROs totaled $47 million in 2012, $49 million in 2011 and $38 million in 2010. For 2013, we expect to incur approximately $55 million for aggregate ARO payments. Refer to Note 13 for further discussion of reclamation and closure costs.

Litigation and Other Contingencies
Refer to Note 13 and "Legal Proceedings" contained in Part I, Item 3 of our annual report on Form 10-K for the year ended December 31, 2012, for further discussion of contingencies associated with legal proceedings and other matters.

DISCLOSURES ABOUT MARKET RISKS

Commodity Price Risk
Our consolidated revenues include the sale of copper concentrates, copper cathodes, copper rod, gold, molybdenum and other metals by our North and South America mines, the sale of copper concentrates (which also contain significant quantities of gold and silver) by our Indonesia mining operations, the sale of copper cathodes and cobalt hydroxide by our Africa mining operations, the sale of molybdenum in various forms by our molybdenum operations, and the sale of copper cathodes, copper anodes and gold in anodes and slimes by Atlantic Copper. Our financial results can vary significantly as a result of fluctuations in the market prices of copper, gold, molybdenum, silver and cobalt. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. Because we cannot control the price of our products, the key measures that management focuses on in operating our business are sales volumes, unit net cash costs and operating cash flow. Refer to “Outlook” for further discussion of projected sales volumes, unit net cash costs and operating cash flows for 2013.

For 2012, 46 percent of our mined copper was sold in concentrate, 28 percent as cathode and 26 percent as rod from our North America operations. Substantially all of our copper concentrate and cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) based primarily on quoted LME monthly average spot copper prices. We receive market prices based on prices in the specified future period, which results in price fluctuations recorded through revenues until the date of settlement. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on our provisionally priced concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until the date of final pricing. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs.

Following are the favorable (unfavorable) impacts of net adjustments to the prior years' provisionally priced copper sales for the years ended December 31 (in millions, except per share amounts):

	2012	2011	2010
Revenues	$101	$(12)	$(24)
Net income attributable to FCX common stockholders	$43	$(5)	$(10)
Net income per share of FCX common stock	$0.05	$(0.01)	$(0.01)

At December 31, 2012, we had provisionally priced copper sales at our copper mining operations, primarily South America and Indonesia, totaling 341 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average price of $3.59 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the December 31, 2012, provisional price recorded would have a net impact on our 2013 consolidated revenues of approximately $24 million ($11 million to net income attributable to common stockholders). The LME spot copper price closed at $3.72 per pound on February 15, 2013.

On limited past occasions, in response to market conditions, we have entered into copper and gold price protection contracts for a portion of our expected future mine production to mitigate the risk of adverse price fluctuations. We do not currently intend to enter into similar hedging programs in the future.

Foreign Currency Exchange Risk
The functional currency for most of our operations is the U.S. dollar. All of our revenues and a significant portion of our costs are denominated in U.S. dollars; however, some costs and certain asset and liability accounts are denominated in local currencies, including the Indonesian rupiah, Australian dollar, Chilean peso, Peruvian nuevo sol, and euro. Generally, our results are positively affected when the U.S. dollar strengthens in relation to those foreign currencies and adversely affected when the U.S. dollar weakens in relation to those foreign currencies.
Following is a summary of estimated annual payments and the impact of changes in foreign currency rates on our annual operating costs:

	Exchange Rate per $1 at December 31,			Estimated Annual Payments		10% Change in Exchange Rate (in millions)[a]
	2012	2011	2010	(in local currency)	(in millions)[b]	Increase	Decrease
Indonesia
Rupiah	9,622	9,060	8,990	5.3 trillion	$551	$(50)	$61
Australian dollar	0.93	0.98	0.98	230 million	$246	$(22)	$27
South America
Chilean peso	480	519	468	300 billion	$625	$(57)	$69
Peruvian nuevo sol	2.55	2.70	2.81	380 million	$149	$(14)	$17
Atlantic Copper
Euro	0.76	0.77	0.75	140 million	$185	$(17)	$21

a.	Reflects the estimated impact on annual operating costs assuming a 10 percent increase or decrease in the exchange rate reported at December 31, 2012.

b.	Based on December 31, 2012, exchange rates.

Interest Rate Risk
At December 31, 2012, we had total debt of $3.5 billion, of which approximately five percent was variable-rate debt with interest rates based on the London Interbank Offered Rate (LIBOR) or the Euro Interbank Offered Rate (EURIBOR). The table below presents average interest rates for our scheduled maturities of principal for our outstanding debt and the related fair values at December 31, 2012 (in millions, except percentages):

	2013		2014	2015	2016	2017	Thereafter	Fair Value
Fixed-rate debt	$—		$—	$500	$—	$500	$2,357	$3,419
Average interest rate	—%		—%	1.4%	—%	2.2%	4.2%	3.5%

Variable-rate debt	$2		$—	$—	$—	$—	$168	$170
Average interest rate	—%	[a]	—%	—%	—%	—%	4.0%	4.0%

a.	Less than 0.01%.

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

North America Copper Mines Product Revenues and Production Costs

Year Ended December 31, 2012
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$4,908	$4,908	$468	$91	$5,467
Site production and delivery, before net noncash
and other costs shown below	2,572	2,357	227	60	2,644
By-product credits[a]	(487)	—	—	—	—
Treatment charges	161	147	—	14	161
Net cash costs	2,246	2,504	227	74	2,805
Depreciation, depletion and amortization	346	323	18	5	346
Noncash and other costs, net	138	134	3	1	138
Total costs	2,730	2,961	248	80	3,289
Revenue adjustments, primarily for pricing on prior period open sales	4	4	—	—	4
Gross profit	$2,182	$1,951	$220	$11	$2,182

Reconciliation to Amounts Reported
			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$5,467	$2,644	$346
Treatment charges	N/A	161	N/A
Net noncash and other costs	N/A	138	N/A
Revenue adjustments, primarily for pricing on prior period open sales	4	N/A	N/A
Eliminations and other	19	69	16
North America copper mines	5,490	3,012	362
South America mining	4,728	2,114	287
Indonesia mining	3,921	2,349	212
Africa mining	1,359	615	176
Molybdenum	1,255	1,033	65
Rod & Refining	5,016	4,993	9
Atlantic Copper Smelting & Refining	2,709	2,640	42
Corporate, other & eliminations	(6,468)	(6,374)	26
As reported in FCX’s consolidated financial statements	$18,010	$10,382	$1,179

a.	Molybdenum credits and revenues reflect volumes produced at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

North America Copper Mines Product Revenues and Production Costs (continued)

Year Ended December 31, 2011
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$4,968	$4,968	$546	$111	$5,625
Site production and delivery, before net noncash
and other costs shown below	2,213	1,987	238	46	2,271
By-product credits[a]	(599)	—	—	—	—
Treatment charges	138	132	—	6	138
Net cash costs	1,752	2,119	238	52	2,409
Depreciation, depletion and amortization	264	247	13	4	264
Noncash and other costs, net	166	161	4	1	166
Total costs	2,182	2,527	255	57	2,839
Revenue adjustments, primarily for pricing on prior period open sales	(1)	(1)	—	—	(1)
Gross profit	$2,785	$2,440	$291	$54	$2,785

Reconciliation to Amounts Reported
			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$5,625	$2,271	$264
Treatment charges	N/A	138	N/A
Net noncash and other costs	N/A	166	N/A
Revenue adjustments, primarily for pricing on prior period open sales	(1)	N/A	N/A
Eliminations and other	9	54	15
North America copper mines	5,633	2,629	279
South America mining	5,258	1,905	258
Indonesia mining	5,046	1,791	215
Africa mining	1,289	591	140
Molybdenum	1,424	1,036	60
Rod & Refining	5,549	5,527	8
Atlantic Copper Smelting & Refining	2,984	2,991	40
Corporate, other & eliminations	(6,303)	(6,572)	22
As reported in FCX’s consolidated financial statements	$20,880	$9,898	$1,022

a.	Molybdenum credits and revenues reflect volumes produced at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

North America Copper Mines Product Revenues and Production Costs (continued)

Year Ended December 31, 2010
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$3,702	$3,702	$383	$58	$4,143
Site production and delivery, before net noncash
and other costs shown below	1,621	1,456	195	29	1,680
By-product credits[a]	(382)	—	—	—	—
Treatment charges	105	102	—	3	105
Net cash costs	1,344	1,558	195	32	1,785
Depreciation, depletion and amortization	256	241	13	2	256
Noncash and other costs, net	218	217	1	—	218
Total costs	1,818	2,016	209	34	2,259
Revenue adjustments, primarily for pricing on prior period open sales	(2)	(2)	—	—	(2)
Gross profit	$1,882	$1,684	$174	$24	$1,882

Reconciliation to Amounts Reported
			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$4,143	$1,680	$256
Treatment charges	N/A	105	N/A
Net noncash and other costs	N/A	218	N/A
Revenue adjustments, primarily for pricing on prior period open sales	(2)	N/A	N/A
Eliminations and other	32	49	17
North America copper mines	4,173	2,052	273
South America mining	4,991	1,678	250
Indonesia mining	6,377	1,946	257
Africa mining	1,106	488	128
Molybdenum	1,205	784	51
Rod & Refining	4,470	4,442	8
Atlantic Copper Smelting & Refining	2,491	2,470	38
Corporate, other & eliminations	(5,831)	(5,525)	31
As reported in FCX’s consolidated financial statements	$18,982	$8,335	$1,036

a.	Molybdenum credits and revenues reflect volumes produced at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

South America Mining Product Revenues and Production Costs

Year Ended December 31, 2012
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other		Total
Revenues, excluding adjustments	$4,462		$4,462	$355	[a]	$4,817
Site production and delivery, before net noncash
and other costs shown below	1,995	[b]	1,846	173		2,019
By-product credits	(331)		—	—		—
Treatment charges	202		202	—		202
Net cash costs	1,866		2,048	173		2,221
Depreciation, depletion and amortization	287		272	15		287
Noncash and other costs, net	110		75	35		110
Total costs	2,263		2,395	223		2,618
Revenue adjustments, primarily for pricing on prior period open sales	106		106	—		106
Gross profit	$2,305		$2,173	$132		$2,305

Reconciliation to Amounts Reported
				Depreciation,
			Production	Depletion and
	Revenues		and Delivery	Amortization
Totals presented above	$4,817		$2,019	$287
Treatment charges	(202)		N/A	N/A
Net noncash and other costs	N/A		110	N/A
Revenue adjustments, primarily for pricing on prior period open sales	106		N/A	N/A
Eliminations and other	7		(15)	—
South America mining	4,728		2,114	287
North America copper mines	5,490		3,012	362
Indonesia mining	3,921		2,349	212
Africa mining	1,359		615	176
Molybdenum	1,255		1,033	65
Rod & Refining	5,016		4,993	9
Atlantic Copper Smelting & Refining	2,709		2,640	42
Corporate, other & eliminations	(6,468)		(6,374)	26
As reported in FCX’s consolidated financial statements	$18,010		$10,382	$1,179

a.
Includes gold sales of 82 thousand ounces ($1,673 per ounce average realized price) and silver sales of 3.2 million ounces ($30.33 per ounce average realized price); also includes sales of Cerro Verde production to our molybdenum sales company of 8 million pounds ($10.58 per pound average realized price), which reflects molybdenum produced at market-based pricing.

b.	Includes charges totaling $16 million associated with labor agreement costs at Candelaria.

South America Mining Product Revenues and Production Costs (continued)

Year Ended December 31, 2011
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other		Total
Revenues, excluding adjustments	$4,989		$4,989	$477	[a]	$5,466
Site production and delivery, before net noncash
and other costs shown below	1,826	[b]	1,679	172		1,851
By-product credits	(452)		—	—		—
Treatment charges	219		219	—		219
Net cash costs	1,593		1,898	172		2,070
Depreciation, depletion and amortization	258		242	16		258
Noncash and other costs, net	82		75	7		82
Total costs	1,933		2,215	195		2,410
Revenue adjustments, primarily for pricing on prior period open sales	15		(4)	19		15
Gross profit	$3,071		$2,770	$301		$3,071

Reconciliation to Amounts Reported
				Depreciation,
			Production	Depletion and
	Revenues		and Delivery	Amortization
Totals presented above	$5,466		$1,851	$258
Treatment charges	(219)		N/A	N/A
Net noncash and other costs	N/A		82	N/A
Revenue adjustments, primarily for pricing on prior period open sales	15		N/A	N/A
Eliminations and other	(4)		(28)	—
South America mining	5,258		1,905	258
North America copper mines	5,633		2,629	279
Indonesia mining	5,046		1,791	215
Africa mining	1,289		591	140
Molybdenum	1,424		1,036	60
Rod & Refining	5,549		5,527	8
Atlantic Copper Smelting & Refining	2,984		2,991	40
Corporate, other & eliminations	(6,303)		(6,572)	22
As reported in FCX’s consolidated financial statements	$20,880		$9,898	$1,022

a.
Includes gold sales of 101 thousand ounces ($1,580 per ounce average realized price) and silver sales of 3.2 million ounces ($36.81 per ounce average realized price); also includes sales of Cerro Verde production to our molybdenum sales company of 10 million pounds ($13.78 per pound average realized price), which reflects molybdenum produced at market-based pricing.

b.	Includes $50 million for bonuses paid at Cerro Verde and El Abra pursuant to new labor agreements.

South America Mining Product Revenues and Production Costs (continued)

Year Ended December 31, 2010
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other		Total
Revenues, excluding adjustments	$4,911	$4,911	$299	[a]	$5,210
Site production and delivery, before net noncash
and other costs shown below	1,613	1,521	110		1,631
By-product credits	(281)	—	—		—
Treatment charges	207	207	—		207
Net cash costs	1,539	1,728	110		1,838
Depreciation, depletion and amortization	249	237	12		249
Noncash and other costs, net	63	58	5		63
Total costs	1,851	2,023	127		2,150
Revenue adjustments, primarily for pricing on prior period open sales	(14)	(14)	—		(14)
Gross profit	$3,046	$2,874	$172		$3,046

Reconciliation to Amounts Reported
			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$5,210	$1,631	$249
Treatment charges	(207)	N/A	N/A
Net noncash and other costs	N/A	63	N/A
Revenue adjustments, primarily for pricing on prior period open sales	(14)	N/A	N/A
Eliminations and other	2	(16)	1
South America mining	4,991	1,678	250
North America copper mines	4,173	2,052	273
Indonesia mining	6,377	1,946	257
Africa mining	1,106	488	128
Molybdenum	1,205	784	51
Rod & Refining	4,470	4,442	8
Atlantic Copper Smelting & Refining	2,491	2,470	38
Corporate, other & eliminations	(5,831)	(5,525)	31
As reported in FCX’s consolidated financial statements	$18,982	$8,335	$1,036

a.
Includes gold sales of 93 thousand ounces ($1,263 per ounce average realized price) and silver sales of 2.7 million ounces ($20.53 per ounce average realized price); also includes sales of Cerro Verde production to our molybdenum sales company of 7 million pounds ($14.12 per pound average realized price), which reflects molybdenum produced at market-based pricing.

Indonesia Mining Product Revenues and Production Costs

Year Ended December 31, 2012
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver		Total
Revenues, excluding adjustments	$2,564	$2,564	$1,522	$64	[a]	$4,150
Site production and delivery, before net noncash
and other costs shown below	2,230	1,378	818	34		2,230
Gold and silver credits	(1,589)	—	—	—		—
Treatment charges	152	94	56	2		152
Royalty on metals	93	58	34	1		93
Net cash costs	886	1,530	908	37		2,475
Depreciation and amortization	212	131	78	3		212
Noncash and other costs, net	82	50	30	2		82
Total costs	1,180	1,711	1,016	42		2,769
Revenue adjustments, primarily for pricing on prior period open sales	13	13	3	—		16
PT Smelting intercompany loss	(37)	(23)	(13)	(1)		(37)
Gross profit	$1,360	$843	$496	$21		$1,360

Reconciliation to Amounts Reported
			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$4,150	$2,230	$212
Treatment charges	(152)	N/A	N/A
Royalty on metals	(93)	N/A	N/A
Net noncash and other costs	N/A	82	N/A
Revenue adjustments, primarily for pricing on prior period open sales	16	N/A	N/A
PT Smelting intercompany loss	N/A	37	N/A
Indonesia mining	3,921	2,349	212
North America copper mines	5,490	3,012	362
South America mining	4,728	2,114	287
Africa mining	1,359	615	176
Molybdenum	1,255	1,033	65
Rod & Refining	5,016	4,993	9
Atlantic Copper Smelting & Refining	2,709	2,640	42
Corporate, other & eliminations	(6,468)	(6,374)	26
As reported in FCX’s consolidated financial statements	$18,010	$10,382	$1,179
a. Includes silver sales of 2.1 million ounces ($30.70 per ounce average realized price).

Indonesia Mining Product Revenues and Production Costs (continued)

Year Ended December 31, 2011
(In millions)	By-Product		Co-Product Method
	Method		Copper	Gold	Silver		Total
Revenues, excluding adjustments	$3,261		$3,261	$2,011	$97	[a]	$5,369
Site production and delivery, before net noncash
and other costs shown below	1,869	[b]	1,135	700	34		1,869
Gold and silver credits	(2,090)		—	—	—		—
Treatment charges	156		95	58	3		156
Royalty on metals	137		83	52	2		137
Net cash costs	72		1,313	810	39		2,162
Depreciation and amortization	215		131	80	4		215
Noncash and other costs, net	33		20	12	1		33
Total costs	320		1,464	902	44		2,410
Revenue adjustments, primarily for pricing on prior period open sales	(12)		(12)	(18)	—		(30)
PT Smelting intercompany profit	111		67	41	3		111
Gross profit	$3,040		$1,852	$1,132	$56		$3,040

Reconciliation to Amounts Reported
				Depreciation,
			Production	Depletion and
	Revenues		and Delivery	Amortization
Totals presented above	$5,369		$1,869	$215
Treatment charges	(156)		N/A	N/A
Royalty on metals	(137)		N/A	N/A
Net noncash and other costs	N/A		33	N/A
Revenue adjustments, primarily for pricing on prior period open sales	(30)		N/A	N/A
PT Smelting intercompany profit	N/A		(111)	N/A
Indonesia mining	5,046		1,791	215
North America copper mines	5,633		2,629	279
South America mining	5,258		1,905	258
Africa mining	1,289		591	140
Molybdenum	1,424		1,036	60
Rod & Refining	5,549		5,527	8
Atlantic Copper Smelting & Refining	2,984		2,991	40
Corporate, other & eliminations	(6,303)		(6,572)	22
As reported in FCX’s consolidated financial statements	$20,880		$9,898	$1,022

a.	Includes silver sales of 2.7 million ounces ($36.18 per ounce average realized price).

b.	Includes $66 million associated with bonuses and other strike-related costs.

Indonesia Mining Product Revenues and Production Costs (continued)

Year Ended December 31, 2010
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver		Total
Revenues, excluding adjustments	$4,475	$4,475	$2,243	$90	[a]	$6,808
Site production and delivery, before net noncash
and other costs shown below	1,856	1,220	612	24		1,856
Gold and silver credits	(2,334)	—	—	—		—
Treatment charges	270	178	89	3		270
Royalty on metals	156	102	51	3		156
Net cash (credits) costs	(52)	1,500	752	30		2,282
Depreciation and amortization	257	169	85	3		257
Noncash and other costs, net	48	31	16	1		48
Total costs	253	1,700	853	34		2,587
Revenue adjustments, primarily for pricing on prior period open sales	(6)	(6)	1	—		(5)
PT Smelting intercompany loss	(42)	(28)	(14)	—		(42)
Gross profit	$4,174	$2,741	$1,377	$56		$4,174

Reconciliation to Amounts Reported
			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$6,808	$1,856	$257
Treatment charges	(270)	N/A	N/A
Royalty on metals	(156)	N/A	N/A
Net noncash and other costs	N/A	48	N/A
Revenue adjustments, primarily for pricing on prior period open sales	(5)	N/A	N/A
PT Smelting intercompany loss	N/A	42	N/A
Indonesia mining	6,377	1,946	257
North America copper mines	4,173	2,052	273
South America mining	4,991	1,678	250
Africa mining	1,106	488	128
Molybdenum	1,205	784	51
Rod & Refining	4,470	4,442	8
Atlantic Copper Smelting & Refining	2,491	2,470	38
Corporate, other & eliminations	(5,831)	(5,525)	31
As reported in FCX’s consolidated financial statements	$18,982	$8,335	$1,036

a.	Includes silver sales of 4.1 million ounces ($21.99 per ounce average realized price).

Africa Mining Product Revenues and Production Costs

Year Ended December 31, 2012
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt	Total
Revenues, excluding adjustments[a]	$1,179	$1,179	$194	$1,373
Site production and delivery, before net noncash
and other costs shown below	501	465	121	586
Cobalt credits[b]	(112)	—	—	—
Royalty on metals	25	22	3	25
Net cash costs	414	487	124	611
Depreciation, depletion and amortization	176	160	16	176
Noncash and other costs, net	29	26	3	29
Total costs	619	673	143	816
Revenue adjustments, primarily for pricing on prior period open sales	8	8	3	11
Gross profit	$568	$514	$54	$568

Reconciliation to Amounts Reported
			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$1,373	$586	$176
Royalty on metals	(25)	N/A	N/A
Net noncash and other costs	N/A	29	N/A
Revenue adjustments, primarily for pricing on prior period open sales	11	N/A	N/A
Africa mining	1,359	615	176
North America copper mines	5,490	3,012	362
South America mining	4,728	2,114	287
Indonesia mining	3,921	2,349	212
Molybdenum	1,255	1,033	65
Rod & Refining	5,016	4,993	9
Atlantic Copper Smelting & Refining	2,709	2,640	42
Corporate, other & eliminations	(6,468)	(6,374)	26
As reported in FCX’s consolidated financial statements	$18,010	$10,382	$1,179

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

Africa Mining Product Revenues and Production Costs (continued)

Year Ended December 31, 2011
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt	Total
Revenues, excluding adjustments[a]	$1,059	$1,059	$253	$1,312
Site production and delivery, before net noncash
and other costs shown below	444	393	141	534
Cobalt credits[b]	(165)	—	—	—
Royalty on metals	24	20	4	24
Net cash costs	303	413	145	558
Depreciation, depletion and amortization	140	120	20	140
Noncash and other costs, net	57	49	8	57
Total costs	500	582	173	755
Revenue adjustments, primarily for pricing on prior period open sales	(1)	(1)	2	1
Gross profit	$558	$476	$82	$558

Reconciliation to Amounts Reported
			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$1,312	$534	$140
Royalty on metals	(24)	N/A	N/A
Net noncash and other costs	N/A	57	N/A
Revenue adjustments, primarily for pricing on prior period open sales	1	N/A	N/A
Africa mining	1,289	591	140
North America copper mines	5,633	2,629	279
South America mining	5,258	1,905	258
Indonesia mining	5,046	1,791	215
Molybdenum	1,424	1,036	60
Rod & Refining	5,549	5,527	8
Atlantic Copper Smelting & Refining	2,984	2,991	40
Corporate, other & eliminations	(6,303)	(6,572)	22
As reported in FCX’s consolidated financial statements	$20,880	$9,898	$1,022

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

Africa Mining Product Revenues and Production Costs (continued)

Year Ended December 31, 2010
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt	Total
Revenues, excluding adjustments[a]	$904	$904	$218	$1,122
Site production and delivery, before net noncash
and other costs shown below	366	323	115	438
Cobalt credits[b]	(150)	—	—	—
Royalty on metals	20	16	4	20
Net cash costs	236	339	119	458
Depreciation, depletion and amortization	128	107	21	128
Noncash and other costs, net	50	43	7	50
Total costs	414	489	147	636
Revenue adjustments, primarily for pricing on prior period open sales	—	—	4	4
Gross profit	$490	$415	$75	$490

Reconciliation to Amounts Reported
			Depreciation,
		Production	Depletion and
	Revenues	and Delivery	Amortization
Totals presented above	$1,122	$438	$128
Royalty on metals	(20)	N/A	N/A
Net noncash and other costs	N/A	50	N/A
Revenue adjustments, primarily for pricing on prior period open sales	4	N/A	N/A
Africa mining	1,106	488	128
North America copper mines	4,173	2,052	273
South America mining	4,991	1,678	250
Indonesia mining	6,377	1,946	257
Molybdenum	1,205	784	51
Rod & Refining	4,470	4,442	8
Atlantic Copper Smelting & Refining	2,491	2,470	38
Corporate, other & eliminations	(5,831)	(5,525)	31
As reported in FCX’s consolidated financial statements	$18,982	$8,335	$1,036

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

Henderson Molybdenum Mine Product Revenues and Production Costs

	Years Ended December 31,
(In millions)	2012	2011	2010
Revenues, excluding adjustments	$484	$628	$637
Site production and delivery, before net noncash
and other costs shown below	210	209	193
Treatment charges and other	30	33	43
Net cash costs	240	242	236
Depreciation, depletion and amortization	33	37	34
Noncash and other costs, net	8	2	1
Total costs	281	281	271
Gross profit[a]	$203	$347	$366

Reconciliation to Amounts Reported			Depreciation,
		Production	Depletion and
Year Ended December 31, 2012	Revenues	and Delivery	Amortization
Totals presented above	$484	$210	$33
Treatment charges and other	(30)	N/A	N/A
Net noncash and other costs	N/A	8	N/A
Henderson mine	454	218	33
Other molybdenum operations and eliminations[b]	801	815	32
Molybdenum	1,255	1,033	65
North America copper mines	5,490	3,012	362
South America mining	4,728	2,114	287
Indonesia mining	3,921	2,349	212
Africa mining	1,359	615	176
Rod & Refining	5,016	4,993	9
Atlantic Copper Smelting & Refining	2,709	2,640	42
Corporate, other & eliminations	(6,468)	(6,374)	26
As reported in FCX’s consolidated financial statements	$18,010	$10,382	$1,179

Year Ended December 31, 2011
Totals presented above	$628	$209	$37
Treatment charges and other	(33)	N/A	N/A
Net noncash and other costs	N/A	2	N/A
Henderson mine	595	211	37
Other molybdenum operations and eliminations[b]	829	825	23
Molybdenum	1,424	1,036	60
North America copper mines	5,633	2,629	279
South America mining	5,258	1,905	258
Indonesia mining	5,046	1,791	215
Africa mining	1,289	591	140
Rod & Refining	5,549	5,527	8
Atlantic Copper Smelting & Refining	2,984	2,991	40
Corporate, other & eliminations	(6,303)	(6,572)	22
As reported in FCX’s consolidated financial statements	$20,880	$9,898	$1,022

Year Ended December 31, 2010
Totals presented above	$637	$193	$34
Treatment charges and other	(43)	N/A	N/A
Net noncash and other costs	N/A	1	N/A
Henderson mine	594	194	34
Other molybdenum operations and eliminations[b]	611	590	17
Molybdenum	1,205	784	51
North America copper mines	4,173	2,052	273
South America mining	4,991	1,678	250
Indonesia mining	6,377	1,946	257
Africa mining	1,106	488	128
Rod & Refining	4,470	4,442	8
Atlantic Copper Smelting & Refining	2,491	2,470	38
Corporate, other & eliminations	(5,831)	(5,525)	31
As reported in FCX’s consolidated financial statements	$18,982	$8,335	$1,036

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

CAUTIONARY STATEMENT

Our discussion and analysis contains forward-looking statements in which we discuss factors we believe may affect our future performance. Forward-looking statements are all statements other than statements of historical facts, such as those statements regarding projected ore grades and milling rates, projected production and sales volumes, projected unit net cash costs, projected operating cash flows, projected capital expenditures, exploration efforts and results, mine production and development plans, the impact of deferred intercompany profits on earnings, liquidity, other financial commitments and tax rates, the impact of copper, gold, molybdenum and cobalt price changes, future dividend payments and potential share purchases. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “intends,” “likely,” “will,” “should,” “to be,” and any similar expressions are intended to identify those assertions as forward-looking statements. The declaration of dividends is at the discretion of our Board and will depend on our financial results, cash requirements, future prospects, the impact of proposed acquisitions and other factors deemed relevant by the Board.

We caution readers that forward-looking statements are not guarantees of future performance and our actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include commodity prices, mine sequencing, production rates, industry risks, regulatory changes, political risks, the outcome of ongoing discussions with the Indonesian government, the potential effects of violence in Indonesia, the resolution of administrative disputes in the DRC, weather- and climate-related risks, labor relations, environmental risks, litigation results, currency translation risks, risks associated with the completion of pending acquisitions and other factors described in more detail under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012, filed with the SEC as updated by our subsequent filings with the SEC.

Investors are cautioned that many of the assumptions on which our forward-looking statements are based are likely to change after our forward-looking statements are made, including for example commodity prices, which we cannot control, and production volumes and costs, some aspects of which we may or may not be able to control. Further, we may make changes to our business plans that could or will affect our results. We caution investors that we do not intend to update our forward-looking statements more frequently than quarterly notwithstanding any changes in our assumptions, changes in our business plans, our actual experience or other changes, and we undertake no obligation to update any forward-looking statements.

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this annual report on Form 10-K. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our management’s assessment, management concluded that, as of December 31, 2012, our Company’s internal control over financial reporting is effective based on the COSO criteria.

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
Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan COPPER & GOLD INC.

We have audited Freeport-McMoRan Copper & Gold Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Freeport-McMoRan Copper & Gold Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Freeport-McMoRan Copper & Gold Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Freeport-McMoRan Copper & Gold Inc. as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2012, and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Phoenix, Arizona
February 22, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan COPPER & GOLD INC.

We have audited the accompanying consolidated balance sheets of Freeport-McMoRan Copper & Gold Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Freeport-McMoRan Copper & Gold Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Freeport-McMoRan Copper & Gold Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona
February 22, 2013

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2012	2011	2010
	(In millions, except per share amounts)
Revenues	$18,010	$20,880	$18,982
Cost of sales:
Production and delivery	10,382	9,898	8,335
Depreciation, depletion and amortization	1,179	1,022	1,036
Total cost of sales	11,561	10,920	9,371
Selling, general and administrative expenses	431	415	381
Exploration and research expenses	285	271	143
Environmental obligations and shutdown costs	(22)	134	19
Gain on insurance settlement	(59)	—	—
Total costs and expenses	12,196	11,740	9,914
Operating income	5,814	9,140	9,068
Interest expense, net	(186)	(312)	(462)
Losses on early extinguishment of debt	(168)	(68)	(81)
Other income (expense), net	27	58	(13)
Income before income taxes and equity in affiliated
companies’ net earnings	5,487	8,818	8,512
Provision for income taxes	(1,510)	(3,087)	(2,983)
Equity in affiliated companies’ net earnings	3	16	15
Net income	3,980	5,747	5,544
Net income attributable to noncontrolling interests	(939)	(1,187)	(1,208)
Preferred dividends	—	—	(63)
Net income attributable to FCX common stockholders	$3,041	$4,560	$4,273

Net income per share attributable to FCX common stockholders:
Basic	$3.20	$4.81	$4.67
Diluted	$3.19	$4.78	$4.57

Weighted-average common shares outstanding:
Basic	949	947	915
Diluted	954	955	949

Dividends declared per share of common stock	$1.25	$1.50	$1.125

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Net income	$3,980	$5,747	$5,544

Other comprehensive loss, net of taxes:
Defined benefit plans:
Actuarial losses arising during the period	(66)	(137)	(55)
Amortization of unrecognized amounts included in net
periodic benefit costs	26	15	15
Adjustment to deferred tax valuation allowance	(1)	(20)	(14)
Translation adjustments arising during the period	(1)	(2)	—
Unrealized gains (losses) on securities arising during the period	—	(1)	2
Other comprehensive loss	(42)	(145)	(52)

Total comprehensive income	3,938	5,602	5,492
Total comprehensive income attributable to noncontrolling
interests	(938)	(1,184)	(1,206)
Total comprehensive income attributable to FCX common
stockholders	$3,000	$4,418	$4,286

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
	(In millions)
Cash flow from operating activities:
Net income	$3,980	$5,747	$5,544
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, depletion and amortization	1,179	1,022	1,036
Stock-based compensation	100	117	121
Pension plans contributions	(140)	(46)	(22)
Net charges for reclamation and environmental obligations,
including accretion	22	208	167
Payments for reclamation and environmental obligations	(246)	(170)	(196)
Losses on early extinguishment of debt	168	68	81
Deferred income taxes	269	523	286
Increase in long-term mill and leach stockpiles	(269)	(262)	(103)
Other, net	128	(126)	193
(Increases) decreases in working capital and other tax payments:
Accounts receivable	(365)	1,246	(680)
Inventories	(729)	(431)	(593)
Other current assets	(76)	(57)	(24)
Accounts payable and accrued liabilities	209	(387)	331
Accrued income taxes and other tax payments	(456)	(832)	132
Net cash provided by operating activities	3,774	6,620	6,273

Cash flow from investing activities:
Capital expenditures:
North America copper mines	(827)	(495)	(233)
South America	(931)	(603)	(470)
Indonesia	(843)	(648)	(436)
Africa	(539)	(193)	(100)
Molybdenum	(258)	(461)	(89)
Other	(96)	(134)	(84)
Investment in McMoRan Exploration Co.	29	25	(500)
Other, net	2	(26)	43
Net cash used in investing activities	(3,463)	(2,535)	(1,869)

Cash flow from financing activities:
Repayments of debt	(3,186)	(1,313)	(1,724)
Proceeds from debt	3,029	48	70
Cash dividends paid:
Common stock	(1,129)	(1,423)	(885)
Preferred stock	—	—	(95)
Noncontrolling interests	(113)	(391)	(816)
Debt financing costs	(51)	(10)	—
Contributions from noncontrolling interests	15	62	28
Net (payments for) proceeds from stock-based awards	(1)	3	81
Excess tax benefit from stock-based awards	8	23	19
Net cash used in financing activities	(1,428)	(3,001)	(3,322)
Net (decrease) increase in cash and cash equivalents	(1,117)	1,084	1,082
Cash and cash equivalents at beginning of year	4,822	3,738	2,656
Cash and cash equivalents at end of year	$3,705	$4,822	$3,738

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In millions, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$3,705	$4,822
Trade accounts receivable	927	892
Income taxes receivable	436	70
Other accounts receivable	266	180
Inventories:
Mill and leach stockpiles	1,672	1,289
Materials and supplies, net	1,504	1,354
Product	1,400	1,226
Other current assets	387	214
Total current assets	10,297	10,047
Property, plant, equipment and development costs, net	20,999	18,449
Long-term mill and leach stockpiles	1,955	1,686
Long-term receivables	769	675
Other assets	1,420	1,213
Total assets	$35,440	$32,070

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,324	$2,194
Current portion of deferred income taxes	384	103
Dividends payable	299	240
Current portion of reclamation and environmental obligations	241	236
Accrued income taxes	93	163
Current portion of debt	2	4
Total current liabilities	3,343	2,940
Long-term debt, less current portion	3,525	3,533
Deferred income taxes	3,490	3,255
Reclamation and environmental obligations, less current portion	2,127	2,138
Other liabilities	1,644	1,651
Total liabilities	14,129	13,517

Equity:
FCX stockholders’ equity:
Common stock, par value $0.10, 1,073 shares and 1,071 shares
issued, respectively	107	107
Capital in excess of par value	19,119	19,007
Retained earnings	2,399	546
Accumulated other comprehensive loss	(506)	(465)
Common stock held in treasury – 124 shares and 123 shares, respectively,
at cost	(3,576)	(3,553)
Total FCX stockholders’ equity	17,543	15,642
Noncontrolling interests	3,768	2,911
Total equity	21,311	18,553
Total liabilities and equity	$35,440	$32,070

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF EQUITY

	FCX Stockholders’ Equity
	Mandatory Convertible Preferred Stock		Common Stock			Retained Earnings(Accumu-lated Deficit)	Accumu- lated Other Compre-hensive Loss	Common Stock Held in Treasury		Total FCX Stock- holders’ Equity
	Number of Shares	At Par Value	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity
	(In millions)
Balance at January 1, 2010	29	$2,875	981	$98	$15,637	$(5,805)	$(273)	122	$(3,413)	$9,119	$1,638	$10,757
Conversions of 6¾% Mandatory Convertible Preferred Stock	(29)	(2,875)	79	8	2,867	—	—	—	—	—	—	—
Conversions of 7% Convertible Senior Notes	—	—	—	—	1	—	—	—	—	1	—	1
Exercised and issued stock-based awards	—	—	7	1	109	—	—	—	—	110	—	110
Stock-based compensation	—	—	—	—	129	—	—	—	—	129	—	129
Tax benefit for stock-based awards	—	—	—	—	8	—	—	—	—	8	—	8
Tender of shares for stock-based awards	—	—	—	—	—	—	—	—	(28)	(28)	—	(28)
Dividends on common stock	—	—	—	—	—	(1,058)	—	—	—	(1,058)	—	(1,058)
Dividends on preferred stock	—	—	—	—	—	(63)	—	—	—	(63)	—	(63)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(816)	(816)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	28	28
Total comprehensive income (loss)	—	—	—	—	—	4,336	(50)	—	—	4,286	1,206	5,492
Balance at December 31, 2010	—	—	1,067	107	18,751	(2,590)	(323)	122	(3,441)	12,504	2,056	14,560
Exercised and issued stock-based awards	—	—	4	—	48	—	—	—	—	48	—	48
Stock-based compensation	—	—	—	—	117	—	—	—	—	117	—	117
Tax benefit for stock-based awards	—	—	—	—	24	—	—	—	—	24	—	24
Tender of shares for stock-based awards	—	—	—	—	67	—	—	1	(112)	(45)	—	(45)
Dividends on common stock	—	—	—	—	—	(1,424)	—	—	—	(1,424)	—	(1,424)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(391)	(391)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	62	62
Total comprehensive income (loss)	—	—	—	—	—	4,560	(142)	—	—	4,418	1,184	5,602
Balance at December 31, 2011	—	—	1,071	107	19,007	546	(465)	123	(3,553)	15,642	2,911	18,553
Exercised and issued stock-based awards	—	—	2	—	15	—	—	—	—	15	—	15
Stock-based compensation	—	—	—	—	100	—	—	—	—	100	—	100
Tax benefit for stock-based awards	—	—	—	—	7	—	—	—	—	7	—	7
Tender of shares for stock-based awards	—	—	—	—	7	—	—	1	(23)	(16)	—	(16)
Dividends on common stock	—	—	—	—	—	(1,188)	—	—	—	(1,188)	—	(1,188)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(113)	(113)
Change in ownership interests	—	—	—	—	(17)	—	—	—	—	(17)	17	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	15	15
Total comprehensive income (loss)	—	—	—	—	—	3,041	(41)	—	—	3,000	938	3,938
Balance at December 31, 2012	—	$—	1,073	$107	$19,119	$2,399	$(506)	124	$(3,576)	$17,543	$3,768	$21,311
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation.  The consolidated financial statements of Freeport-McMoRan Copper & Gold Inc. (FCX) include the accounts of those subsidiaries where FCX directly or indirectly has more than 50 percent of the voting rights and has the right to control significant management decisions. The most significant entities that FCX consolidates include its 90.64 percent-owned subsidiary PT Freeport Indonesia and its wholly owned subsidiaries, Freeport-McMoRan Corporation (FMC) and Atlantic Copper, S.L.U. (Atlantic Copper). FCX’s unincorporated joint ventures with Rio Tinto plc (Rio Tinto) and Sumitomo Metal Mining Arizona, Inc. (Sumitomo) are reflected using the proportionate consolidation method (refer to Note 2 for further discussion). All significant intercompany transactions have been eliminated. Dollar amounts in tables are stated in millions, except per share amounts.

Investments in unconsolidated companies owned 20 percent or more are recorded using the equity method. Investments in companies owned less than 20 percent, and for which FCX does not exercise significant influence, are carried at cost.

Proposed Acquisitions. On December 5, 2012, FCX announced definitive agreements to acquire, in separate transactions, Plains Exploration & Production Company (PXP) and McMoRan Exploration Co. (MMR). PXP per-share consideration is equivalent to 0.6531 shares of FCX's common stock and $25.00 in cash (approximately $3.4 billion in cash and 91 million shares of FCX common stock). MMR per-share consideration consists of $14.75 in cash (approximately $3.4 billion in cash, or $2.1 billion net of MMR interests owned by FCX and PXP) and 1.15 units of a royalty trust, which will hold a five percent overriding royalty interest in future production from MMR's existing shallow water ultra-deep prospects. As further discussed in Note 20, FCX has $5.5 billion in interim financing commitments and $4.0 billion available under a five-year bank term loan to fund the cash portion of the merger consideration for both transactions and repay certain of PXP's and MMR's outstanding debt. FCX is pursuing permanent financing for an additional $5.5 billion to replace the remaining interim financing commitments.

Completion of each transaction is subject to receipt of PXP and MMR stockholder approval of their respective transactions, regulatory approvals (including the United States (U.S.) antitrust clearance under the Hart-Scott-Rodino Act) and other customary conditions. On December 26, 2012, the U.S. Federal Trade Commission granted early termination of the Hart-Scott-Rodino waiting period with respect to both transactions. The PXP transaction is not conditioned on the closing of the MMR transaction, and the MMR transaction is not conditioned on the closing of the PXP transaction. PXP and MMR shareholder meetings to approve the respective transactions will be scheduled upon the effectiveness of the respective registration statements filed with the U.S. Securities and Exchange Commission. The transactions are expected to close in second-quarter 2013, subject to satisfaction of all conditions to closing.

Additionally in January 2013, FCX, through a newly formed joint venture, entered into a definitive agreement to acquire a cobalt chemical refinery in Kokkola, Finland, and the related sales and marketing business (refer to Note 20 for further discussion).

The information contained in the consolidated financial statements and the notes herein does not reflect FCX's acquisition of PXP, MMR or the cobalt chemical business.

Business Segments.  FCX has organized its operations into five primary divisions – North America copper mines, South America mining, Indonesia mining, Africa mining and Molybdenum operations. Notwithstanding this structure, FCX internally reports information on a mine-by-mine basis. Therefore, FCX concluded that its operating segments include individual mines or operations. Operating segments that meet certain thresholds are reportable segments (refer to Note 17 for further discussion).

Use of Estimates.  The preparation of FCX’s financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of management estimates include mineral reserve estimation; useful asset lives for depreciation, depletion and amortization; environmental obligations; reclamation and closure costs; estimates of recoverable copper in mill and leach stockpiles; pension, postretirement, postemployment and other employee benefits; deferred taxes and valuation allowances; reserves for contingencies and litigation; and asset impairment, including estimates used to derive future cash flows associated with those assets. Actual results could differ from those estimates.

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

For foreign subsidiaries whose functional currency is the local currency, assets and liabilities are translated at current exchange rates, while revenues and expenses are translated at average rates in effect for the period. The related translation gains and losses are included in accumulated other comprehensive loss within equity.

Cash Equivalents.  Highly liquid investments purchased with maturities of three months or less are considered cash equivalents.

Inventories.  The components of inventories include mill and leach stockpiles, materials and supplies, and product inventories. Product inventories mostly include finished goods (primarily concentrates and cathodes) at mining operations, and concentrates and work-in-process at Atlantic Copper’s smelting and refining operations (refer to Note 3 for further discussion). Mill and leach stockpiles, and inventories of materials and supplies, as well as salable products, are stated at the lower of weighted-average cost or market. Costs of finished goods and work-in-process (i.e., not materials and supplies) inventories include labor and benefits, supplies, energy, depreciation, depletion, amortization, site overhead costs and other necessary costs associated with the extraction and processing of ore, including, depending on the process, mining, haulage, milling, concentrating, smelting, leaching, solution extraction, refining, roasting and chemical processing. Corporate general and administrative costs are not included in inventory costs.

Work-in-Process. In-process inventories include mill and leach stockpiles at mining operations and Atlantic Copper's in-process product inventories. In-process inventories represent materials that are currently in the process of being converted to a salable product. Conversion processes for mining operations vary depending on the nature of the copper ore and the specific mining operation. For sulfide ores, processing includes milling and concentrating and results in the production of copper and molybdenum concentrates or, alternatively, copper cathode by concentrate leaching. For oxide ores and certain secondary sulfide ores, processing includes leaching of stockpiles, solution extraction and electrowinning (SX/EW) and results in the production of copper cathodes. In-process stockpile material is measured based on assays of the material included in these processes and projected recoveries. In-process inventories are valued based on the costs incurred to various points in the process, including depreciation relating to associated process facilities.

Both mill and leach stockpiles generally contain lower grade ores that have been extracted from the ore body and are available for copper recovery. For mill stockpiles, recovery is through milling, concentrating, smelting and refining or, alternatively, by concentrate leaching. For leach stockpiles, recovery is through exposure to acidic solutions that dissolve contained copper and deliver it in solution to extraction processing facilities. The recorded cost of mill and leach stockpiles includes mining and haulage costs incurred to deliver ore to stockpiles, depreciation, depletion, amortization and site overhead costs. Material is removed from the stockpiles at a weighted-average cost per pound.

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

Processes and recovery rates for mill and leach stockpiles are monitored regularly, and recovery rate estimates are adjusted periodically as additional information becomes available and as related technology changes. Adjustments to recovery rates will typically result in a future impact to the value of the material removed from the stockpiles at a revised weighted-average cost per pound of recoverable copper.

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

Property, Plant, Equipment and Development Costs.  Property, plant, equipment and development costs are carried at cost. Mineral exploration costs, as well as drilling and other costs incurred for the purpose of converting mineral resources to proven and probable reserves or identifying new mineral resources at development or production stage properties, are charged to expense as incurred. Development costs are capitalized beginning after proven and probable reserves have been established. Development costs include costs incurred resulting from mine pre-production activities undertaken to gain access to proven and probable reserves, including shafts, adits, drifts, ramps, permanent excavations, infrastructure and removal of overburden. Additionally, interest expense allocable to the cost of developing mining properties and to constructing new facilities is capitalized until assets are ready for their intended use.

Expenditures for replacements and improvements are capitalized. Costs related to periodic scheduled maintenance (i.e., turnarounds) are expensed as incurred. Depreciation for mining and milling life-of-mine assets, infrastructure and other common costs is determined using the unit-of-production method based on total estimated recoverable proven and probable copper reserves (for primary copper mines) and proven and probable molybdenum reserves (for primary molybdenum mines). Development costs and acquisition costs for proven and probable reserves that relate to a specific ore body are depreciated using the unit-of-production method based on estimated recoverable proven and probable reserves for the ore body benefited. Depreciation, depletion and amortization using the unit-of-production method is recorded upon extraction of the recoverable copper or molybdenum from the ore body, at which time it is allocated to inventory cost and then included as a component of cost of goods sold. Other assets are depreciated on a straight-line basis over estimated useful lives of up to 30 years for buildings and three to 25 years for machinery and equipment, and mobile equipment.

Included in property, plant, equipment and development costs is value beyond proven and probable reserves (VBPP), primarily resulting from FCX’s acquisition of FMC in 2007. The concept of VBPP has been interpreted differently by different mining companies. FCX’s VBPP is attributable to (i) mineralized material, which includes measured and indicated amounts, that FCX believes could be brought into production with the establishment or modification of required permits and should market conditions and technical assessments warrant, (ii) inferred mineral resources and (iii) exploration potential, as further defined below.

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

Asset Impairment.  FCX reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Long-lived assets are evaluated for impairment under the two-step model. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. Once it is determined that an impairment exists, an impairment loss is measured as the amount by which the asset carrying value exceeds its fair value. Fair value is generally determined using valuation techniques, such as estimated future cash flows.

In evaluating mining operations’ long-lived assets for recoverability, estimates of after-tax undiscounted future cash flows of FCX’s individual mining operations are used, with impairment losses measured by reference to fair value. As quoted market prices are unavailable for FCX’s individual mining operations, fair value is determined through the use of discounted estimated future cash flows. Estimated cash flows used to assess recoverability of long-lived assets and measure the fair value of FCX’s mining operations are derived from current business plans, which are developed using near-term price forecasts reflective of the current price environment and management’s projections for long-term average metal prices. Estimates of future cash flows include near- and long-term metal price assumptions; estimates of commodity-based and other input costs; proven and probable reserve estimates, including any costs to develop the reserves and the timing of producing the reserves; and the use of appropriate current escalation and discount rates.

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

FCX performs a comprehensive review of its environmental obligations annually and also reviews changes in facts and circumstances associated with these obligations at least quarterly.

Asset Retirement Obligations.  FCX records the fair value of estimated asset retirement obligations (AROs) associated with tangible long-lived assets in the period incurred. Retirement obligations associated with long-lived assets are those for which there is a legal obligation to settle under existing or enacted law, statute, written or oral contract or by legal construction. These obligations, which are initially estimated based on discounted cash flow estimates, are accreted to full value over time through charges to cost of sales. In addition, asset retirement costs (ARCs) are capitalized as part of the related asset’s carrying value and are depreciated (primarily on a unit-of-production basis) over the asset’s respective useful life. Reclamation costs for disturbances are recognized as an ARO and as a related ARC in the period of the disturbance. FCX’s AROs consist primarily of costs associated with mine reclamation and closure activities. These activities, which are site specific, generally include costs for earthwork, revegetation, water treatment and demolition (refer to Note 13 for further discussion). At least annually, FCX reviews its ARO estimates for changes in the projected timing of certain reclamation costs, changes in cost estimates and additional AROs incurred during the period.

Litigation Contingencies.  At least quarterly, FCX assesses the likelihood of any adverse judgments or outcomes related to legal matters (including pending or threatened litigation matters), as well as ranges of potential losses. A determination of the amount of the reserve required, if any, for litigation contingencies is made after analysis of known issues. FCX records reserves related to legal matters for which it believes it is probable that a loss has been incurred and the amount of such loss can be reasonably estimated. Where the available information is sufficient to estimate the amount of the obligation, that estimate has been used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. With respect to other matters, for which management has concluded that a loss is only reasonably possible or remote, or not reasonably estimable, no liability has been recorded. For losses assessed as reasonably possible, FCX discloses the nature of the contingency and an estimate of the possible loss or range of loss or states that such an estimate cannot be made. Costs incurred to defend claims are charged to expense as incurred.

Litigation is inherently unpredictable, and it is difficult to project the outcome of particular matters with reasonable certainty; therefore, the actual amount of any loss could differ from the litigation contingencies reflected in FCX's consolidated financial statements. Refer to Note 13 for further discussion of FCX's litigation contingencies.

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

With the exception of Tenke Fungurume Mining S.A.R.L. (TFM or Tenke) in the Democratic Republic of Congo (DRC), income taxes are provided on the earnings of FCX’s material foreign subsidiaries under the assumption that these earnings will be distributed. FCX has determined that undistributed earnings related to TFM are reinvested indefinitely or have been allocated toward specifically identifiable needs of the local operations. FCX has not provided for other differences between the book and tax carrying amounts of its TFM investment as FCX considers its ownership position to be permanent in duration, and quantification of the related deferred tax liability is not practicable.

Derivative Instruments.  FCX and its subsidiaries may enter into derivative contracts to manage certain risks resulting from fluctuations in commodity prices (primarily copper and gold), foreign currency exchange rates and interest rates by creating offsetting market exposures. Derivative instruments (including certain derivative instruments embedded in other contracts) are recorded in the balance sheet as either an asset or liability measured at its fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation. Refer to Note 15 for a summary of FCX’s outstanding derivative instruments at December 31, 2012, and a discussion of FCX’s risk management strategies for those designated as hedges.

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

Under the long-established structure of sales agreements prevalent in the industry, copper contained in concentrate and cathode is generally provisionally priced at the time of shipment. The provisional prices are finalized in a specified future month (generally one to four months from the shipment date) based on quoted monthly average spot copper prices on the London Metal Exchange (LME) or the New York Mercantile Exchange (COMEX). FCX receives market prices based on prices in the specified future month, which results in price fluctuations recorded to revenues until the date of settlement. FCX records revenues and invoices customers at the time of shipment based on then-current LME or COMEX prices, which results in an embedded derivative (i.e., a pricing mechanism that is finalized after the time of delivery) that is required to be bifurcated from the host contract. The host contract is the sale of the metals contained in the concentrates or cathodes at the then-current LME or COMEX price. FCX applies the normal purchases and normal sales scope exception in accordance with derivatives and hedge accounting guidance to the host contract in its concentrate or cathode sales agreements since these contracts do not allow for net settlement and always result in physical delivery. The embedded derivative does not qualify for hedge accounting and is adjusted to fair value through earnings each period, using the period-end forward prices, until the date of final pricing.

Gold sales are priced according to individual contract terms, generally the average London Bullion Market Association (London PM) price for a specified month near the month of shipment.

Substantially all of FCX’s 2012 molybdenum sales were priced based on prices published in Metals Week, Ryan’s Notes or Metal Bulletin, plus conversion premiums for products that undergo additional processing, such as ferromolybdenum and molybdenum chemical products. The majority of these sales use the average price of the previous month quoted by the applicable publication. FCX’s remaining molybdenum sales generally have pricing that is either based on the current month published prices or a fixed price.

PT Freeport Indonesia concentrate sales and TFM metal sales are subject to certain royalties, which are recorded as a reduction to revenues (refer to Note 14 for further discussion).

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

	2012		2011		2010
Net income	$3,980		$5,747		$5,544
Net income attributable to noncontrolling interests	(939)		(1,187)		(1,208)
Preferred dividends	—		—		(63)
Net income attributable to FCX common stockholders	3,041		4,560		4,273
Plus income impact of assumed conversion of
6¾% Mandatory Convertible Preferred Stock[a]	—		—		63
Diluted net income attributable to FCX common
stockholders	$3,041		$4,560		$4,336

Weighted-average shares of common stock outstanding	949		947		915
Add shares issuable upon conversion, exercise or vesting
of (refer to Note 11):
6¾% Mandatory Convertible Preferred Stock[a]	—		—		26
Dilutive stock options	4	[b]	7	[b]	6
Restricted stock units	1		1		2
Weighted-average shares of common stock outstanding for
purposes of calculating diluted net income per share	954		955		949

Diluted net income per share attributable to FCX
common stockholders	$3.19		$4.78		$4.57

a.	All outstanding 6¾% Mandatory Convertible Preferred Stock automatically converted on May 1, 2010, into FCX common stock at a conversion rate of 2.7432 shares of FCX common stock.

b.
Excluded shares of common stock associated with outstanding stock options with exercise prices less than the average market price of FCX's common stock that were anti-dilutive based on the treasury stock method of approximately one million for the year ended December 31, 2012, and two million for the year ended December 31, 2011.

Outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the year are excluded from the computation of diluted net income per share of common stock. Excluded amounts were 17 million stock options with a weighted-average exercise price of $44.73 per option in 2012; 4 million stock options with a weighted-average exercise price of $53.91 per option in 2011; and 10 million stock options with a weighted-average exercise price of $38.56 per option in 2010.

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

In June 2011, FASB issued an ASU in connection with guidance on the presentation of comprehensive income. The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This ASU requires an entity to present the components of net income and other comprehensive income and total comprehensive income (includes net income) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of equity, but does not change the items that must be reported in other comprehensive income. FCX adopted this ASU and presented total comprehensive income in a separate statement for all periods reported in these financial statements. Additionally, in December 2011, FASB deferred the effective date in this ASU for presenting reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements.

NOTE 2.  OWNERSHIP IN SUBSIDIARIES, JOINT VENTURES AND INVESTMENT IN PT SMELTING
Ownership in Subsidiaries.  FMC is a fully integrated producer of copper and molybdenum, with mines in North America, South America and the Tenke minerals district in the DRC, and copper and molybdenum conversion facilities. At December 31, 2012, FMC’s operating copper mines in North America were Morenci, Bagdad, Safford, Sierrita and Miami located in Arizona, and Tyrone and Chino located in New Mexico. FCX has an 85 percent interest in Morenci (refer to “Joint Ventures – Sumitomo”) and owns 100 percent of the other North America copper mines. In addition to copper, certain of FMC's North America copper mines also produce molybdenum concentrates. FMC also owns 100 percent of the Henderson and Climax molybdenum mines located in Colorado. At December 31, 2012, operating copper mines in South America were Cerro Verde (53.56 percent owned) located in Peru, and El Abra (51 percent owned), Candelaria (80 percent owned) and Ojos del Salado (80 percent owned) located in Chile. In addition to copper, certain of FMC's South America copper mines also produce molybdenum concentrates, gold and silver. At December 31, 2012, FMC owned an effective 56 percent interest in the Tenke minerals district in the DRC (refer to Note 14 for discussion of the change in ownership interest in 2012). In addition to copper, the Tenke minerals district also produces cobalt hydroxide. At December 31, 2012, FMC’s net assets totaled $18.2 billion and its accumulated deficit totaled $10.5 billion. FCX had $27 million in intercompany loans outstanding to FMC at December 31, 2012.

FCX’s direct ownership in PT Freeport Indonesia totals 81.28 percent (refer to "Joint Ventures – Rio Tinto"). PT Indocopper Investama, an Indonesian company, owns 9.36 percent of PT Freeport Indonesia, and FCX owns 100 percent of PT Indocopper Investama. At December 31, 2012, PT Freeport Indonesia’s net assets totaled $4.1 billion and its retained earnings totaled $3.9 billion. As of December 31, 2012, FCX had no loans outstanding to PT Freeport Indonesia.

FCX owns 100 percent of the outstanding Atlantic Copper common stock. At December 31, 2012, Atlantic Copper’s net liabilities totaled $57 million and its accumulated deficit totaled $451 million. FCX had $434 million in intercompany loans outstanding to Atlantic Copper at December 31, 2012.

FCX owns an 85.71 percent interest in PT Puncakjaya Power (Puncakjaya Power), the owner of assets supplying power to PT Freeport Indonesia’s operations, including the 3x65 megawatt coal-fired power facilities. PT Freeport Indonesia purchases power from Puncakjaya Power under infrastructure asset financing arrangements. At December 31, 2012, FCX did not have any loans outstanding to Puncakjaya Power, PT Freeport Indonesia had infrastructure asset financing obligations payable to Puncakjaya Power totaling $71 million, and Puncakjaya Power had a receivable from PT Freeport Indonesia for $91 million, including Rio Tinto’s share. FCX consolidates PT Freeport Indonesia and Puncakjaya Power. FCX’s consolidated balance sheets reflect receivables of $20 million ($3 million in other accounts receivable and $17 million in long-term receivables) at December 31, 2012, and $23 million ($3 million in other accounts receivable and $20 million in long-term receivables) at December 31, 2011, for Rio Tinto’s share of Puncakjaya Power’s receivable from PT Freeport Indonesia as provided for in FCX’s joint venture agreement with Rio Tinto.

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

Pursuant to the joint venture agreement, Rio Tinto has a 40 percent interest in certain assets and future production exceeding specified annual amounts of copper, gold and silver through 2021 in Block A of PT Freeport Indonesia’s Contract of Work, and, after 2021, a 40 percent interest in all production from Block A. All of PT Freeport Indonesia’s proven and probable reserves and its mining operations are located in the Block A area. Operating, nonexpansion capital and administrative costs are shared proportionately between PT Freeport Indonesia and Rio Tinto based on the ratio of (i) the incremental revenues from production from PT Freeport Indonesia’s expansion completed in 1998 to (ii) total revenues from production from Block A, including production from PT Freeport Indonesia’s previously existing reserves. PT Freeport Indonesia will continue to receive 100 percent of the cash flow from specified annual amounts of copper, gold and silver through 2021 calculated by reference to its proven and probable reserves as of December 31, 1994, and 60 percent of all remaining cash flow. The agreement provides for adjustments to the specified annual amounts of copper, gold and silver attributable 100 percent to PT Freeport Indonesia upon the occurrence of certain events that cause an interruption in production to occur, including events such as the business interruption and property damage relating to the 2011 incidents affecting PT

Freeport Indonesia's concentrate pipelines. As a result of these incidents, the 2011 specified amounts, before smelter recoveries, attributable 100 percent to PT Freeport Indonesia were reduced by 228 million pounds for copper and 224 thousand ounces for gold, which will be offset by identical increases in future periods. The payable to Rio Tinto for its share of joint venture cash flows was $4 million at December 31, 2012, and $45 million at December 31, 2011.

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

Sumitomo. FCX owns an 85 percent undivided interest in Morenci via an unincorporated joint venture. The remaining 15 percent is owned by Sumitomo, a jointly owned subsidiary of Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation. Each partner takes in kind its share of Morenci’s production. FMC purchased 69 million pounds of Morenci’s copper cathode from Sumitomo for $250 million during 2012. FCX had a receivable from Sumitomo of $49 million at December 31, 2012, and $12 million at December 31, 2011.

Investment in PT Smelting.  PT Smelting, an Indonesian company, operates a smelter and refinery in Gresik, Indonesia. PT Smelting's production capacity is 275,000 metric tons of copper per year. PT Freeport Indonesia owns 25 percent of the outstanding PT Smelting common stock, which is accounted for using the equity method (refer to Note 6 for further discussion).

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

FCX’s investment in PT Smelting (net of PT Freeport Indonesia's share of profits on sales to PT Smelting still in PT Smelting's inventory totaling $39 million at December 31, 2012, and $2 million at December 31, 2011) totaled $89 million at December 31, 2012, and $125 million at December 31, 2011. PT Smelting had project-specific debt, nonrecourse to PT Freeport Indonesia, totaling $240 million at December 31, 2012, and $320 million at December 31, 2011. PT Freeport Indonesia had a trade receivable from PT Smelting totaling $152 million at December 31, 2012, and $116 million at December 31, 2011.

NOTE 3.  INVENTORIES, INCLUDING LONG-TERM MILL AND LEACH STOCKPILES
The components of inventories, excluding mill and leach stockpiles, follow:

	December 31,
	2012	2011
Mining operations:[a]
Raw materials	$2	$1
Finished goods[b]	904	769
Atlantic Copper:
Raw materials (concentrates)	235	260
Work-in-process	252	187
Finished goods	7	9
Total product inventories	$1,400	$1,226

Total materials and supplies, net[c]	$1,504	$1,354

a.	FCX's mining operations also have work-in-process inventories (i.e., mill and leach stockpiles), which are summarized below.

b.	Primarily included molybdenum concentrates and copper concentrates, anodes, cathodes and rod.

c.	Materials and supplies inventory was net of obsolescence reserves totaling $27 million at December 31, 2012, and $26 million at December 31, 2011.

A summary of mill and leach stockpiles follows:

	December 31, 2012
	North America	South America	Indonesia	Africa	Total
Current:
Mill stockpiles	$53	$23	$28	$—	$104
Leach stockpiles	1,208	271	—	89	1,568
Total current mill and leach stockpiles	$1,261	$294	$28	$89	$1,672

Long-term:[a]
Mill stockpiles	$5	$610	$—	$—	$615
Leach stockpiles	741	363	—	236	1,340
Total long-term mill and leach stockpiles	$746	$973	$—	$236	$1,955

	December 31, 2011
	North America	South America	Indonesia	Africa	Total
Current:
Mill stockpiles	$40	$11	$18	$—	$69
Leach stockpiles	963	216	—	41	1,220
Total current mill and leach stockpiles	$1,003	$227	$18	$41	$1,289

Long-term:[a]
Mill stockpiles	$—	$535	$—	$—	$535
Leach stockpiles	718	284	—	149	1,151
Total long-term mill and leach stockpiles	$718	$819	$—	$149	$1,686

a.	Estimated metals in stockpiles not expected to be recovered within the next 12 months.

NOTE 4.  PROPERTY, PLANT, EQUIPMENT AND DEVELOPMENT COSTS, NET
The components of net property, plant, equipment and development costs follow:

	December 31,
	2012	2011
Proven and probable reserves	$4,630	$4,572
VBPP	1,067	1,071
Development and other	3,821	3,447
Buildings and infrastructure	3,811	3,151
Machinery and equipment	9,472	8,171
Mobile equipment	3,447	2,859
Construction in progress	3,402	2,704
Property, plant, equipment and development costs	29,650	25,975
Accumulated depreciation, depletion and amortization	(8,651)	(7,526)
Property, plant, equipment and development costs, net	$20,999	$18,449

FCX recorded $2.2 billion for VBPP in connection with the FMC acquisition in 2007 and transferred none to proven and probable reserves during 2012, $23 million during 2011 and $739 million prior to 2011. Cumulative impairments of VBPP total $481 million, of which $4 million was recorded in 2012, $6 million in 2011 and none in 2010.

Capitalized interest is primarily related to FCX's capital projects and totaled $81 million in 2012, $109 million in 2011 and $66 million in 2010.

NOTE 5.  LONG-TERM RECEIVABLES
The components of long-term receivables follow:

	December 31,
	2012	2011
Income taxes	$339	$295
Loan to a DRC public electric utility	149	138
Disputed tax assessments (refer to Note 13)	148	109
Loan to La Générale des Carrières et des Mines (related party)	32	30
Other	101	103
Total long-term receivables	$769	$675

NOTE 6.  OTHER ASSETS
The components of other assets follow:

	December 31,
	2012	2011
Investments:
MMR[a]	$446	$475
PT Smelting[b]	89	125
Available-for-sale securities	46	9
Other	51	49
Intangible assets[c]	334	325
Deferred tax assets	220	2
Trust assets[d]	163	152
Debt issue costs	26	40
Other	45	36
Total other assets	$1,420	$1,213

a.
In December 2010, FCX purchased 500,000 shares of MMR’s 5.75% Convertible Perpetual Preferred Stock (the MMR Preferred Stock) for an aggregate purchase price of $500 million. The MMR Preferred Stock is initially convertible into 62.5 shares of MMR common stock per share of MMR Preferred Stock (an aggregate of 31.25 million shares of MMR common stock), at an initial conversion price of $16 per share of MMR common stock. FCX's investment in MMR is recorded at cost. Dividends received are recorded as a return of investment because of MMR's reported losses. Several of FCX’s directors and executive officers also serve as directors or executive officers of MMR. Refer to Note 1 for discussion of the proposed acquisition of MMR.

b.
FCX's 25 percent ownership in PT Smelting is recorded using the equity method. Amounts were reduced by unrecognized profits on sales from PT Freeport Indonesia to PT Smelting totaling $39 million at December 31, 2012, and $2 million at December 31, 2011.

c.	Intangible assets were net of accumulated amortization totaling $71 million at December 31, 2012, and $62 million at December 31, 2011.

d.	Included $161 million at December 31, 2012, and $151 million at December 31, 2011, of legally restricted funds for AROs related to properties in New Mexico (refer to Note 13 for further discussion).

NOTE 7.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Additional information regarding accounts payable and accrued liabilities follows:

	December 31,
	2012	2011
Accounts payable	$1,568	$1,353
Salaries, wages and other compensation	287	257
Pension, postretirement, postemployment and other employee benefits[a]	140	180
Deferred revenue	94	69
Other accrued taxes	92	92
Accrued interest[b]	35	69
Rio Tinto's share of joint venture cash flows	4	45
Other	104	129
Total accounts payable and accrued liabilities	$2,324	$2,194

a.	Refer to Note 8 for long-term portion and Note 10 for further discussion.

b.	Third-party interest paid, net of capitalized interest, was $111 million in 2012, $225 million in 2011 and $365 million in 2010.

NOTE 8. OTHER LIABILITIES
Additional information regarding other liabilities follows:

	December 31,
	2012	2011
Pension, postretirement, postemployment and other employment benefits[a]	$1,307	$1,277
Reserve for uncertain tax benefits	107	128
Insurance claim reserve (refer to Note 13)	44	50
Atlantic Copper contractual obligation to insurance company (refer to Note 10)	33	39
Other	153	157
Total other liabilities	$1,644	$1,651

a.	Refer to Note 7 for current portion and Note 10 for further discussion.

NOTE 9.  DEBT
The components of debt follow:

	December 31,
	2012	2011
Revolving Credit Facility	$—	$—
Senior Notes:
3.55% Senior Notes due 2022	1,995	—
1.40% Senior Notes due 2015	500	—
2.15% Senior Notes due 2017	500	—
8.375% Senior Notes due 2017	—	3,011
9½% Senior Notes due 2031	130	131
6 1/8% Senior Notes due 2034	115	115
7 1/8% Debentures due 2027	115	115
Other (including equipment capital leases and
short-term borrowings)	172	165
Total debt	3,527	3,537
Less current portion of debt	(2)	(4)
Long-term debt	$3,525	$3,533

Revolving Credit Facility.  FCX entered into a senior unsecured revolving credit facility on March 30, 2011, which replaced the existing revolving credit facilities that were scheduled to mature on March 19, 2012. FCX recognized a loss on early extinguishment of debt totaling $7 million ($6 million to net income attributable to FCX common stockholders) during 2011 associated with this transaction. The revolving credit facility is available until March 30, 2016, in an aggregate principal amount of $1.5 billion, with $500 million available to PT Freeport Indonesia. At December 31, 2012, FCX had no borrowings and $43 million of letters of credit issued under the revolving credit facility, resulting in availability of approximately $1.5 billion, of which $957 million could be used for additional letters of credit.

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

Senior Notes. In February 2012, FCX sold $500 million of 1.40% Senior Notes due 2015, $500 million of 2.15% Senior Notes due 2017 and $2.0 billion of 3.55% Senior Notes due 2022 for total net proceeds of $2.97 billion. Interest on the 1.40% Senior Notes is payable semiannually on February 13 and August 13. Interest on the 2.15% Senior Notes and the 3.55% Senior Notes is payable semiannually on March 1 and September 1. The 1.40% Senior Notes and the 2.15% Senior Notes are redeemable in whole or in part, at the option of FCX, at a make-whole redemption price prior to the redemption date. The 3.55% Senior Notes are redeemable in whole or in part, at the option of FCX, at a make-whole redemption price prior to December 1, 2021, and thereafter at 100 percent of principal. These senior notes rank equally with FCX's other existing and future unsecured and unsubordinated indebtedness.

In March 2007, in connection with financing FCX’s acquisition of FMC, FCX sold $3.5 billion of 8.375% Senior Notes due April 2017, $1.5 billion of 8.25% Senior Notes due April 2015 and $1.0 billion of Senior Floating Rate Notes due April 2015 for total net proceeds of $5.9 billion. During 2010, FCX purchased in open-market transactions $218 million of the 8.25% Senior Notes for $237 million and $329 million of the 8.375% Senior Notes for $358 million, which resulted in losses on early extinguishment of debt totaling $55 million ($48 million to net income attributable to FCX common stockholders). On April 1, 2010, FCX redeemed all of its $1 billion of outstanding Senior Floating Rates Notes for which holders received 101 percent of the principal amount together with accrued and unpaid interest. As a result of this redemption, FCX recorded a loss on early extinguishment of debt totaling $22 million ($20 million to net income attributable to FCX common stockholders) during 2010. On April 1, 2011, FCX redeemed all its remaining $1.1 billion of outstanding 8.25% Senior Notes for which holders received 104.125 percent of the principal amount together with accrued and unpaid interest. As a result of this redemption, FCX recorded a loss on early extinguishment of debt totaling $55 million ($49 million to net income attributable to FCX common stockholders) during 2011. On March 14, 2012, FCX redeemed the remaining $3.0 billion of its outstanding 8.375% Senior Notes due 2017, for which holders received 104.553 percent of the principal amount together with the accrued and unpaid interest. As a result of this redemption, FCX recorded a loss on early extinguishment of debt of $168 million ($149 million to net income attributable to FCX common stockholders) during 2012.

In March 2007, in connection with the acquisition of FMC, FCX assumed the 9½% Senior Notes due 2031, the 6 1/8% Senior Notes due March 2034 and the 7 1/8% Debentures due November 2027 with a stated value of $462 million. These senior notes and debentures bear interest payable semiannually and are redeemable in whole or in part, at the option of FCX, at a make-whole redemption price. The carrying value of these senior notes and debentures were increased by a net $32 million to reflect the fair market value at the acquisition date. The net increase in value is being amortized over the term of these senior notes and debentures and recorded as a net reduction to interest expense. During 2010, FCX purchased in an open-market transaction $18 million of the 9½% Senior Notes for $26 million and recorded losses on early extinguishment of debt totaling $4 million ($3 million to net income attributable to FCX common stockholders). During 2011, FCX purchased in an open-market transaction $35 million of the 9½% Senior Notes for $49 million and recorded losses on early extinguishment of debt totaling $6 million ($5 million to net income attributable to FCX common stockholders). At December 31, 2012, the outstanding principal amount of these senior notes and debentures was $346 million.
All of FCX’s senior notes are unsecured.

Restrictive Covenants. FCX's credit facility and senior notes contain certain restrictive covenants. The credit facility includes covenants that are typical for investment-grade companies, including limitations on liens and subsidiary debt. The credit facility also includes financial ratios governing maximum total leverage and minimum interest coverage. The senior notes contain limitations on liens that are generally typical for investment-grade companies.

Maturities.  Maturities of debt instruments based on the amounts and terms outstanding at December 31, 2012, total $2 million in 2013, $500 million in 2015, $500 million in 2017 and $2,525 million thereafter.

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

FCX’s policy for determining asset-mix targets for the Freeport-McMoRan Corporation Defined Benefit Master Trust (Master Trust) includes the periodic development of asset and liability studies to determine expected long-term rates of return and expected risk for various investment portfolios. FCX’s retirement plan administration and investment committee considers these studies in the formal establishment of asset-mix targets. FCX’s investment objective emphasizes the need to maintain a well-diversified investment program through both the allocation of the Master Trust assets among asset classes and the selection of investment managers whose various styles are fundamentally complementary to one another and serve to achieve satisfactory rates of return. Diversification, by asset class and by investment manager, is FCX’s principal means of reducing volatility and exercising prudent investment judgment. FCX’s present target asset allocation approximates 49 percent equity investments (39 percent global equities, 6 percent emerging markets equities and 4 percent U.S. equities), 40 percent fixed income (16 percent long-term treasury STRIPS or "separate trading or registered interest and principal securities," 5 percent international fixed income, 5 percent high yield, 4 percent treasury inflation-protection securities, 4 percent long-term U.S. treasury/agency bonds, 3 percent long-term high-credit quality corporate bonds and 3 percent emerging markets fixed income) and 11 percent alternative investments (5 percent real estate investment trusts, 3 percent private equity and 3 percent private real estate).

The expected rate of return on plan assets is evaluated at least annually, taking into consideration asset allocation, historical returns on the types of assets held in the Master Trust and the current economic environment. Based on these factors, FCX expects the pension assets will earn an average of 7.5 percent per annum beginning January 1, 2013. The 7.5 percent estimation was based on a passive return on a compound basis of 6.7 percent and a premium for active management of 0.8 percent reflecting the target asset allocation and current investment array.

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

Among the assumptions used to estimate the benefit obligation is a discount rate used to calculate the present value of expected future benefit payments for service to date. The discount rate assumption for FCX’s U.S. plans is designed to reflect yields on high-quality, fixed-income investments for a given duration. The determination of the discount rate for these plans is based on expected future benefit payments for service to date together with the Mercer Pension Discount Curve - Above Mean Yield. The Mercer Pension Discount Curve - Above Mean Yield is constructed from the bonds in the Mercer Pension Discount Curve that have a yield higher than the regression mean yield curve. The Mercer Pension Discount Curve consists of spot (i.e., zero coupon) interest rates at one-half year increments for each of the next 30 years and is developed based on pricing and yield information for high-quality corporate bonds. Prior to December 31, 2012, FCX determined its discount rate using the Mercer Pension Discount Curve. Changes in the discount rate are reflected in FCX’s benefit obligation and, therefore, in future pension costs.

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

PT Freeport Indonesia Plan. PT Freeport Indonesia has a defined benefit pension plan denominated in Indonesian rupiah covering substantially all of its Indonesian national employees. PT Freeport Indonesia funds the plan and invests the assets in accordance with Indonesian pension guidelines. The pension obligation was valued at an exchange rate of 9,622 rupiah to one U.S. dollar on December 31, 2012, and 9,060 rupiah to one U.S. dollar on December 31, 2011. Indonesian labor laws enacted in 2003 require that companies provide a minimum level of benefits to employees upon employment termination based on the reason for termination and the employee’s years of service. PT Freeport Indonesia’s pension benefit disclosures include benefits related to this law. PT Freeport Indonesia’s expected rate of return on plan assets is evaluated at least annually, taking into consideration its long-range estimated return for the plan based on the asset mix. Based on these factors, PT Freeport Indonesia expects its pension assets will earn an average of 7.5 percent per annum beginning January 1, 2013.

Atlantic Copper Plan. Atlantic Copper has a contractual obligation denominated in euros to supplement amounts paid to certain retired Spanish national employees. As required by Spanish law, beginning in August 2002, Atlantic Copper began funding 7.2 million euros ($9 million based on a December 31, 2012, exchange rate of $1.32 per euro) annually for 15 years to an approved insurance company for its estimated 72 million euro contractual obligation to the retired employees. The insurance company invests the plan assets in accordance with Spanish regulations, and Atlantic Copper has no control over these investments.

Plan Information. FCX uses a measurement date of December 31 for its plans. Information for those plans where the accumulated benefit obligations exceed the plan assets follows:

	December 31,
	2012	2011
Projected benefit obligation	$2,247	$2,055
Accumulated benefit obligation	2,031	1,874
Fair value of plan assets	1,443	1,261

Information on the FCX (including FMC’s plans and FCX’s SERP, director and excess benefits plans), PT Freeport Indonesia and Atlantic Copper plans as of December 31 follows:

	FCX		PT Freeport Indonesia		Atlantic Copper
	2012	2011	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at beginning
of year	$1,791	$1,598	$206	$135	$65	$71
Service cost	27	24	17	13	—	—
Interest cost	79	83	14	11	2	3
Actuarial losses	142	172	25	55	—	—
Foreign exchange losses (gains)	1	(1)	(13)	(1)	—	(1)
Benefits paid	(86)	(85)	(9)	(7)	(7)	(8)
Benefit obligation at end of year	1,954	1,791	240	206	60	65

Change in plan assets:
Fair value of plan assets at
beginning of year	1,141	1,112	107	97	26	23
Actual return on plan assets	140	88	12	9	—	—
Employer contributions[a]	105	26	26	9	9	11
Foreign exchange losses	—	—	(6)	(1)	(1)	—
Benefits paid	(86)	(85)	(9)	(7)	(7)	(8)
Fair value of plan assets at end
of year	1,300	1,141	130	107	27	26
Funded status	$(654)	$(650)	$(110)	$(99)	$(33)	$(39)

Accumulated benefit obligation	$1,842	$1,701	$136	$115	$60	$65

Weighted-average assumptions
used to determine benefit obligations:
Discount rate[b]	4.10%	4.60%	6.25%	7.00%	6.77%	6.77%
Rate of compensation increase[c]	3.75%	3.75%	8.00%	8.00%	NA	NA

Balance sheet classification of
funded status:
Other assets	$7	$6	$—	$—	$—	$—
Accounts payable and
accrued liabilities	(4)	(4)	—	—	—	—
Other liabilities	(657)	(652)	(110)	(99)	(33)	(39)
Total	$(654)	$(650)	$(110)	$(99)	$(33)	$(39)

a.
Employer contributions for 2013 are expected to approximate $27 million for the FCX plans, $27 million for the PT Freeport Indonesia plan (based on a December 31, 2012, exchange rate of 9,622 Indonesian rupiah to one U.S. dollar) and $9 million for the Atlantic Copper plan (based on a December 31, 2012, exchange rate of $1.32 per euro).

b.	The discount rate shown in 2012 and 2011 for the FCX plans related to all plans except the SERP plan. The SERP plan’s discount rate in 2012 and 2011 was 4.00 percent.

c.	The rate of compensation increase shown for the FCX plans related only to the FMC plans.

The weighted-average assumptions used to determine net periodic benefit cost and the components of net periodic benefit cost for FCX’s pension plans (FMC’s plans and FCX’s SERP, director and excess benefits plans) for the years ended December 31 follow:

	2012	2011	2010
Weighted-average assumptions:
Discount rate:
FMC plans	4.60%	5.40%	5.80%
FCX SERP	4.00%	4.00%	4.00%
Expected return on plan assets[a]	7.50%	8.00%	8.50%
Rate of compensation increase[a]	3.75%	3.75%	4.25%

Service cost	$27	$24	$26
Interest cost	79	83	82
Expected return on plan assets	(86)	(86)	(87)
Amortization of prior service cost	(1)	(1)	(1)
Amortization of net actuarial losses	33	19	22
Net periodic benefit cost	$52	$39	$42

a.	The assumptions shown relate only to the FMC plans.

The weighted-average assumptions used to determine net periodic benefit cost and the components of net periodic benefit cost for PT Freeport Indonesia’s pension plan for the years ended December 31 follow:

	2012	2011	2010
Weighted-average assumptions:
Discount rate	7.00%	8.50%	10.50%
Expected return on plan assets	9.25%	9.25%	8.25%
Rate of compensation increase	8.00%	8.00%	8.00%

Service cost	$17	$13	$8
Interest cost	14	11	8
Expected return on plan assets	(9)	(9)	(7)
Amortization of prior service cost	1	1	1
Amortization of net actuarial loss	7	3	—
Net periodic benefit cost	$30	$19	$10

Included in accumulated other comprehensive loss are the following amounts that have not been recognized in net periodic pension cost as of December 31:

	2012		2011
	Before Taxes	After Taxes and Noncontrolling Interests	Before Taxes	After Taxes and Noncontrolling Interests
Prior service credits	$(2)	$(1)	$(2)	$(1)
Net actuarial loss	705	429	642	390
	$703	$428	$640	$389

Actuarial losses in excess of 10 percent of the greater of the projected benefit obligation or market-related value of plan assets are amortized over the expected average remaining future service period of the current active participants. The amount expected to be recognized in 2013 net periodic pension cost for actuarial losses is $47 million ($29 million net of tax and noncontrolling interests).

FCX does not expect to have any plan assets returned to it in 2013. Plan assets are classified within a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), then to significant observable inputs (Level 2) and the lowest priority to significant unobservable inputs (Level 3). For further discussion of the different levels of the fair value hierarchy, refer to Note 16.

A summary of the fair value hierarchy for pension plan assets associated with the FCX plans follows:

	Fair Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
Commingled/collective funds:
Global equity	$481	$—	$481	$—
U.S. real estate securities	61	—	61	—
U.S. small-cap equity	52	—	52	—
Real estate property	41	—	—	41
Short-term investments	40	—	40	—
Open-ended mutual funds:
Government bonds	48	48	—	—
Emerging markets equity	41	41	—	—
Corporate bonds	23	23	—	—
Mutual funds:
Foreign bonds	54	54	—	—
Emerging markets bond	37	37	—	—
Emerging markets equity	28	28	—	—
Fixed income:
Government bonds	241	—	241	—
Corporate bonds	82	—	82	—
Private equity investments	45	—	—	45
Other investments	33	1	32	—
Total investments	1,307	$232	$989	$86

Cash and receivables	5
Payables	(12)
Total pension plan net assets	$1,300

	Fair Value at December 31, 2011
	Total	Level 1	Level 2	Level 3
Commingled/collective funds:
Global equity	$408	$—	$408	$—
U.S. real estate securities	52	—	52	—
U.S. small-cap equity	45	—	45	—
Real estate property	35	—	—	35
Short-term investments	22	—	22	—
Open-ended mutual funds:
Government bonds	50	50	—	—
Emerging markets equity	36	36	—	—
Corporate bonds	22	22	—	—
Mutual funds:
Foreign bonds	43	43	—	—
Emerging markets bond	32	32	—	—
Emerging markets equity	24	24	—	—
Fixed income:
Government bonds	233	—	233	—
Corporate bonds	73	—	73	—
Private equity investments	50	—	—	50
Other investments	23	—	23	—
Total investments	1,148	$207	$856	$85

Cash and receivables	6
Payables	(13)
Total pension plan net assets	$1,141

Following is a description of the pension plan asset categories and the valuation techniques used to measure fair value. There have been no changes to the techniques used to measure fair value.

Commingled/collective funds are managed by several fund managers and are valued at the net asset value per unit of the fund. For most of these funds, the majority of the underlying assets are actively traded equity securities; however, the unit level is considered to be at the fund level. These funds (except the real estate property funds) require less than a month's notice for redemptions and, as such, are classified within Level 2 of the fair value hierarchy. Real estate property funds are valued at net realizable value using information from independent appraisal firms, who have knowledge and expertise about the current market values of real property in the same vicinity as the investments. Redemptions of the real estate property funds are allowed once per quarter, subject to available cash and, as such, are classified within Level 3 of the fair value hierarchy.

Open-ended mutual funds are managed by registered investment companies and are valued at the daily published net asset value of shares/units held. Because redemptions and purchases of shares/units occur at the net asset value without any adjustments to the published net asset value that is provided on an ongoing basis (active-market criteria are met), these investments are classified within Level 1 of the fair value hierarchy.

Mutual funds are valued at the closing price reported on the active market on which the individual securities are traded and, as such, are classified within Level 1 of the fair value hierarchy.

Fixed income investments include government and corporate bonds held directly by the Master Trust or through commingled funds. Fixed income securities are valued using a bid evaluation or a mid evaluation and, as such, are classified within Level 2 of the fair value hierarchy. A bid evaluation is an estimated price at which a dealer would pay for a security. A mid evaluation is the average of the estimated price at which a dealer would sell a security and the estimated price at which a dealer would pay for a security. These evaluations are based on quoted prices, if available, or models that use observable inputs.

Private equity investments are valued at net realizable value using information from general partners and, as such, are classified within Level 3 of the fair value hierarchy because of the inherent restrictions on redemptions that may affect the ability to sell the investments at their net asset value in the near term.

A summary of changes in the fair value of FCX’s Level 3 pension plan assets for the years ended December 31 follow:

	Private Equity Investments	Real Estate Property	Total
Balance at January 1, 2011	$46	$28	$74
Actual return on plan assets:
Realized (losses) gains	(2)	2	—
Net unrealized gains related to
assets still held at the end of the year	5	5	10
Purchases	5	—	5
Settlements, net	(4)	—	(4)
Balance at December 31, 2011	50	35	85
Actual return on plan assets:
Realized gains	—	2	2
Net unrealized (losses) gains related to
assets still held at the end of the year	(5)	4	(1)
Purchases	4	—	4
Settlements, net	(4)	—	(4)
Balance at December 31, 2012	$45	$41	$86

A summary of the fair value hierarchy for pension plan assets associated with the PT Freeport Indonesia plan follows:

	Fair Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
Common stocks	$32	$32	$—	$—
Government bonds	27	27	—	—
Mutual funds	10	10	—	—
Total investments	69	$69	$—	$—

Cash and receivables[a]	61
Total pension plan net assets	$130

	Fair Value at December 31, 2011
	Total	Level 1	Level 2	Level 3
Common stocks	$29	$29	$—	$—
Government bonds	22	22	—	—
Total investments	51	$51	$—	$—

Cash and receivables[a]	56
Total pension plan net assets	$107

a.	Cash consisted primarily of short-term time deposits.

Following is a description of the valuation techniques used for pension plan assets measured at fair value associated with the PT Freeport Indonesia plan. There have been no changes to the techniques used to measure fair value.

Common stocks, government bonds and mutual funds are valued at the closing price reported on the active market on which the individual securities are traded.

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

The expected benefit payments for FCX’s (including FMC’s plans and FCX’s SERP, director and excess benefits plans) and PT Freeport Indonesia’s pension plans follow:

	FCX	PT Freeport Indonesia[a]
2013	$89	$14
2014	141	10
2015	92	11
2016	95	11
2017	98	15
2018 through 2022	536	130

a.	Based on a December 31, 2012, exchange rate of 9,622 Indonesian rupiah to one U.S. dollar.

Atlantic Copper’s plan is administered by a third-party insurance company, and Atlantic Copper is not provided asset allocations. Atlantic Copper's expected benefit payments by a third-party insurance company are $7 million per year (based on a December 31, 2012, exchange rate of $1.32 per euro).

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

The discount rate for FCX’s postretirement medical and life insurance benefit plans was determined on the same basis as FCX’s pension plans. Information on the postretirement benefit plans as of December 31 follows:

	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$223	$240
Service cost	1	1
Interest cost	9	11
Actuarial losses (gains)	2	(7)
Benefits paid, net of employee and joint venture partner
contributions, and Medicare Part D subsidy	(22)	(22)
Benefit obligation at end of year	213	223

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer and partner contributions	25	25
Employee contributions	10	12
Benefits paid	(35)	(37)
Fair value of plan assets at end of year	—	—

Funded status	$(213)	$(223)

Discount rate assumption	3.50%	4.20%

Balance sheet classification of funded status:
Accounts payable and accrued liabilities	$(21)	$(23)
Other liabilities	(192)	(200)
Total	$(213)	$(223)

Included in accumulated other comprehensive loss are amounts not recognized in net periodic benefit cost for unrecognized actuarial gains of $2 million ($1 million net of tax and noncontrolling interests) at December 31, 2012, and $4 million ($3 million net of tax and noncontrolling interests) at December 31, 2011. No amount is expected to be recognized in net periodic benefit cost in 2013 for unrecognized actuarial gains.

Expected benefit payments for these plans total $21 million for 2013, $19 million for 2014, $18 million for 2015, $17 million for 2016, $16 million for 2017 and $76 million for 2018 through 2022.

The weighted-average assumptions used to determine net periodic benefit cost and the components of net periodic benefit cost for FCX’s postretirement benefits for the years ended December 31 follow:

	2012	2011	2010
Weighted-average assumptions:
Discount rate	4.20%	4.90%	5.20%

Service cost	$1	$1	$1
Interest cost	9	11	13
Net periodic benefit cost	$10	$12	$14

The assumed medical-care trend rates at December 31 follow:

	2012	2011
Medical-care cost trend rate assumed for
the next year	7.75%	8.00%
Rate to which the cost trend rate is assumed
to decline (the ultimate trend rate)	4.25%	4.50%
Year that the rate reaches the ultimate trend rate	2027	2026

The effect of a one-percent increase or decrease in the medical-care cost trend rates assumed for postretirement medical benefits would result in increases or decreases of less than $1 million in the aggregate service and interest cost components; for the postretirement benefit obligation, the effect of a one-percent increase is approximately $6 million and the effect of a one-percent decrease is approximately $5 million.

FCX has a number of postemployment plans covering severance, long-term disability income, continuation of health and life insurance coverage for disabled employees or other welfare benefits. The accumulated postemployment benefit consisted of a current portion of $8 million (included in accounts payable and accrued liabilities) and a long-term portion of $69 million (included in other liabilities) at December 31, 2012, and a current portion of $7 million (included in accounts payable and accrued liabilities) and a long-term portion of $57 million (included in other liabilities) at December 31, 2011.

FCX also sponsors savings plans for the majority of its U.S. employees. The plans allow employees to contribute a portion of their pre-tax income in accordance with specified guidelines. These savings plans are principally qualified 401(k) plans for all U.S. salaried and non-bargained hourly employees. In these plans, participants exercise control and direct the investment of their contributions and account balances among various investment options. FCX contributes to these plans at varying rates and matches a percentage of employee pre-tax deferral contributions up to certain limits, which vary by plan. For employees whose eligible compensation exceeds certain levels, FCX provides an unfunded defined contribution plan, which has a liability balance of $59 million at December 31, 2012, and $56 million at December 31, 2011.

The costs charged to operations for employee savings plans totaled $43 million in 2012, $35 million in 2011 and $36 million in 2010. FCX has other employee benefit plans, certain of which are related to FCX’s financial results, which are recognized in operating costs.

NOTE 11.  STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
FCX’s authorized shares of capital stock total 1.85 billion shares, consisting of 1.8 billion shares of common stock and 50 million shares of preferred stock.

Common Stock.  At December 31, 2012, 23.7 million shares remain available for purchase under FCX's open-market share purchase program, which does not have an expiration date. There have been no purchases under this program since 2008. The timing of future purchases of FCX’s common stock is dependent on many factors, including FCX’s operating results, cash flows and financial position; copper, molybdenum and gold prices; the impact of the proposed acquisitions; the price of FCX’s common stock; and general economic and market conditions.

FCX’s Board of Directors (the Board) authorized increases in the cash dividend on FCX’s common stock to an annual rate of $0.60 per share in April 2010, then to an annual rate of $1.00 per share in October 2010 and then to the current annual rate of $1.25 per share in February 2012. The Board also declared two supplemental cash dividends of $0.50 per share, which were paid in December 2010 and June 2011. On December 26, 2012, the Board declared a regular quarterly dividend of $0.3125 per share, which was paid on February 1, 2013, to common shareholders of record at the close of business on January 15, 2013. The declaration of dividends is at the discretion of the Board and will depend on FCX's financial results, cash requirements, future prospects and other factors deemed relevant by the Board.

Preferred Stock.  On March 28, 2007, FCX sold 28.75 million shares of 6¾% Mandatory Convertible Preferred Stock for net proceeds of $2.8 billion. The 6¾% Mandatory Convertible Preferred Stock was automatically converted on May 1, 2010, into 78.9 million shares of FCX common stock.

Stock Award Plans.  FCX currently has awards outstanding under its stock-based compensation plans, including two FMC plans resulting from the 2007 acquisition. As of December 31, 2012, only two plans, both of which are stockholder approved and are discussed below, have awards available for grant.

The 2003 Stock Incentive Plan (the 2003 Plan) provides for the issuance of stock options, SARs, restricted stock, restricted stock units and other stock-based awards. The 2003 Plan allows FCX to grant awards for up to 16 million common shares to eligible participants. In 2006, FCX’s stockholders approved the 2006 Stock Incentive Plan (the 2006 Plan), and FCX’s stockholders approved amendments to the plan in 2007 primarily to increase the number of shares available for grants and in 2010 to permit grants to outside directors. The 2006 Plan provides for the issuance of stock options, SARs, restricted stock, restricted stock units and other stock-based awards for up to 74 million common shares. As of December 31, 2012, shares available for grant totaled 32.1 million under the 2006 Plan and 2,446 shares under the 2003 Plan.

Stock-Based Compensation Cost. Compensation cost charged against earnings for stock-based awards for the years ended December 31 follows:

	2012	2011	2010
Stock options awarded to employees (including directors)	$82	$84	$84
Stock options awarded to nonemployees	2	1	5
Restricted stock units awarded to employees
(including directors)	16	32	30
Restricted stock awards to employees	—	—	1
SARs	—	(2)	2
Total stock-based compensation cost[a]	100	115	122
Tax benefit	(36)	(42)	(45)
Noncontrolling interests’ share	(3)	(4)	(3)
Impact on net income	$61	$69	$74

a.
Amounts were before Rio Tinto’s share of the cost of employee exercises of in-the-money stock options, which decreased consolidated selling, general and administrative expenses by $3 million in 2011 and $4 million in 2010. There was no Rio Tinto sharing in 2012.

FCX did not capitalize any stock-based compensation costs to property, plant, equipment and development costs during the years ended December 31, 2012, 2011 and 2010.

Stock Options and SARs. Stock options and SARs granted under the plans generally expire 10 years after the date of grant and vest in 25 percent annual increments beginning one year from the date of grant. The plans and award agreements provide that participants will receive the following year’s vesting after retirement and provide for accelerated vesting if there is a change in control (as defined in the plans). Therefore, FCX accelerates one year of amortization for retirement-eligible employees.

A summary of options outstanding as of December 31, 2012, including 39,336 SARs, and changes during the year ended December 31, 2012, follows:

	Number of Options	Weighted- Average Option Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at January 1	27,967,145	$34.90
Granted	5,050,500	46.32
Exercised	(1,300,273)	16.68
Expired/Forfeited	(244,813)	45.23
Balance at December 31	31,472,559	37.40	6.4	$102

Vested and exercisable at December 31	17,731,809	$34.41	5.3	$65

Summaries of options outstanding, including SARs, and changes during the years ended December 31 follow:

	2011		2010
	Number of Options	Weighted- Average Option Price	Number of Options	Weighted- Average Option Price
Balance at January 1	26,930,444	$30.22	24,921,594	$27.59
Granted	4,230,500	55.43	8,303,000	36.15
Exercised	(3,044,174)	21.88	(6,081,650)	27.54
Expired/Forfeited	(149,625)	37.61	(212,500)	30.29
Balance at December 31	27,967,145	34.90	26,930,444	30.22

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model. Expected volatility is based on implied volatilities from traded options on FCX’s common stock and historical volatility of FCX’s common stock. FCX uses historical data to estimate future option exercises, forfeitures and expected life of the options. When appropriate, separate groups of employees who have similar historical exercise behavior are considered separately for valuation purposes. The expected dividend rate is calculated using the annual dividend (excluding supplemental dividends) at the date of grant. The risk-free interest rate is based on Federal Reserve rates in effect for bonds with maturity dates equal to the expected term of the option at the grant date. Information related to stock options, including SARs, during the years ended December 31 follows:

	2012	2011	2010
Weighted-average assumptions used to value stock option awards:
Expected volatility	52.0%	50.9%	51.9%
Expected life of options (in years)	4.54	4.34	4.61
Expected dividend rate	3.1%	1.8%	0.8%
Risk-free interest rate	0.7%	1.6%	2.2%
Weighted-average grant date fair value (per share)	$15.60	$20.58	$15.33
Intrinsic value of options exercised	$34	$101	$129
Fair value of options vested	$77	$89	$61

As of December 31, 2012, FCX had $90 million of total unrecognized compensation cost related to unvested stock options expected to be recognized over a weighted-average period of 1.5 years.

Restricted Stock Units. FCX has an annual incentive plan for its executive officers that requires a portion of each executive officer's annual bonus be paid in restricted stock units. The maximum annual incentive award pool is a percentage of FCX’s consolidated operating cash flows adjusted for changes in working capital and other tax payments for the preceding year and funding of the pool is subject to a performance condition. Grants of restricted stock units before 2012 vest ratably over three years and provide that the FCX executive officers will receive the following year’s vesting upon retirement provided the performance condition is met. The fair value of these restricted stock unit grants was estimated based on projected operating cash flows for the applicable year and was charged to expense ratably over three years, beginning with the year during which the cash flows were generated as performance of services commenced in the calendar year preceding the date of grant. In February 2012, the terms of restricted stock unit awards under the annual incentive plan were revised. Beginning with 2012 grants, the level of restricted stock units granted will continue to be based on FCX's consolidated operating cash flows adjusted for changes in working capital and other tax payments for the preceding year, but the award will vest after three years subject to FCX attaining a five-year average return on investment (a performance condition defined in the award agreement) of at least six percent. The awards will also be subject to a 20 percent reduction if FCX performs below a group of its peers as defined in the award agreement. The fair value of the awards is estimated using an appropriate valuation model. The awards continue to vest after the recipients retirement or death; therefore, since all of FCX's executive officers are retirement eligible, FCX charges the cost of these awards to expense in the year the cash flows are generated as performance of services is only required in the calendar year preceding the date of grant.

FCX also granted other restricted stock units that vest over a period of four years to its directors. The plans and award agreements provide for accelerated vesting of all restricted stock units if there is a change of control (as defined in the plans). The fair value of the restricted stock units is amortized over the four-year vesting period or the period until the director becomes retirement-eligible, whichever is shorter. Upon a director’s retirement, all of their unvested restricted stock units immediately vest. For retirement-eligible directors, the fair value of restricted stock units is recognized in earnings on the date of grant.

Dividends and interest on restricted stock units accrue and are paid upon the award’s vesting.

A summary of outstanding restricted stock units as of December 31, 2012, and activity during the year ended December 31, 2012, follows:

	Number of Restricted Stock Units	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at January 1	1,265,276
Granted	306,194
Vested	(681,772)
Balance at December 31	889,698	2.6	$30

The total grant-date fair value of restricted stock units granted during the year ended December 31, 2012, was $14 million. The total intrinsic value of restricted stock units vested was $28 million during 2012, $69 million during 2011 and $50 million during 2010. As of December 31, 2012, FCX had $1 million of total unrecognized compensation cost related to unvested restricted stock units expected to be recognized.

Other Information. The following table includes amounts related to exercises of stock options and vesting of restricted stock units and restricted stock awards during the years ended December 31:

	2012	2011	2010
FCX shares tendered to pay the exercise price
and/or the minimum required taxes[a]	515,558	936,811	934,099
Cash received from stock option exercises	$15	$48	$109
Actual tax benefit realized for tax deductions	$16	$45	$50
Amounts FCX paid for employee taxes	$16	$45	$28

a.
Under terms of the related plans, upon exercise of stock options and vesting of restricted stock units and restricted stock awards, employees may tender FCX shares to FCX to pay the exercise price and/or the minimum required taxes.

Accumulated Other Comprehensive Loss. A summary of changes in the balances of each component of accumulated other comprehensive loss follows:

	Unrealized Gains/(Losses) on Securities	Translation Adjustment	Defined Benefit Plans	Deferred Tax Valuation Allowance	Total
Balance at January 1, 2010	$(5)	$8	$(231)	$(45)	$(273)
Amounts arising during the period[a]	2	—	(53)	(14)	(65)
Amounts reclassified[b]	—	—	15	—	15
Balance at December 31, 2010	(3)	8	(269)	(59)	(323)
Amounts arising during the period[a]	(1)	(2)	(134)	(20)	(157)
Amounts reclassified[b]	—	—	15	—	15
Balance at December 31, 2011	(4)	6	(388)	(79)	(465)
Amounts arising during the period[a]	—	(1)	(65)	(1)	(67)
Amounts reclassified[b]	—	—	26	—	26
Balance at December 31, 2012	$(4)	$5	$(427)	$(80)	$(506)

a.	Amounts arising during the period were net of tax benefits of $39 million for 2012, $81 million for 2011 and $34 million for 2010.

b.	Amounts reclassified from accumulated other comprehensive loss were related to amortization of actuarial losses, which were net of taxes of $15 million for 2012, and $8 million for 2011 and 2010.

NOTE 12.  INCOME TAXES
Geographic sources of income before income taxes and equity in affiliated companies’ net earnings for the years ended December 31 consist of the following:

	2012	2011	2010
United States	$1,539	$2,112	$1,307
Foreign	3,948	6,706	7,205
Total	$5,487	$8,818	$8,512

FCX’s provision for income taxes for the years ended December 31 consists of the following:

	2012		2011		2010
Current income taxes:
Federal	$238		$394		$207
State	7		21		27
Foreign	1,002		1,934		2,500
Total current	1,247		2,349		2,734

Deferred income taxes (benefits):
Federal	87		82		20
State	18		(19)		(10)
Foreign	363		622		239
Total deferred	468		685		249

Changes in Peruvian taxes	(205)	[a,b]	53	[c]	—

Provision for income taxes	$1,510		$3,087		$2,983

a.
In July 2012, Sociedad Minera Cerro Verde S.A.A. (Cerro Verde) signed a new 15-year mining stability agreement with the Peruvian government, which is expected to become effective when the current mining stability agreement expires on December 31, 2013. In connection with the new mining stability agreement, Cerro Verde's income tax rate will increase from 30 percent to 32 percent. As a result of the change in the income tax rate, FCX recognized additional deferred tax expense of $29 million ($25 million net of noncontrolling interests) in 2012, which relates primarily to the assets recorded in connection with the 2007 acquisition of FMC.

b.
With the exception of TFM, FCX has not elected to permanently reinvest earnings from its foreign subsidiaries and has recorded deferred tax liabilities for foreign earnings that are available to be repatriated to the U.S. Cerro Verde previously recorded deferred Peruvian income tax liabilities for income taxes that would become payable if the reinvested profits used to fund the initial Cerro Verde sulfide expansion are distributed prior to the expiration of Cerro Verde's current stability agreement on December 31, 2013. Because reinvested profits at Cerro Verde are not expected to be distributed prior to December 31, 2013, a net deferred income tax liability of $234 million ($123 million net of noncontrolling interests) was reversed and recognized as an income tax benefit in 2012.

c.
In September 2011, Peru enacted a new mining tax and royalty regime and also created a special mining burden that companies with stability agreements can elect to pay. Cerro Verde elected to pay this special mining burden during the remaining term of its stability agreement. As a result, Cerro Verde recognized additional current ($14 million) and deferred ($39 million) tax expense totaling $53 million ($49 million net of noncontrolling interests) for the year 2011. The deferred portion of this accrual related primarily to the assets recorded in connection with the 2007 acquisition of FMC.

A reconciliation of the U.S. federal statutory tax rate to FCX’s effective income tax rate for the years ended December 31 follows:

	2012			2011		2010
	Amount		Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$1,920		35%	$3,086	35%	$2,979	35%
Foreign tax credit limitation	110		2	163	2	93	1
Percentage depletion	(263)		(5)	(283)	(3)	(263)	(3)
Withholding and other impacts on
foreign earnings	(221)	[a]	(4)	170	2	174	2
Valuation allowance on minimum
tax credits	(9)		—	(47)	(1)	18	—
State income taxes	17		—	—	—	17	—
Other items, net	(44)		—	(2)	—	(35)	—
Provision for income taxes	$1,510		28%	$3,087	35%	$2,983	35%

a.	Included the reversal of Cerro Verde's deferred income tax liability of $234 million.

FCX paid federal, state, local and foreign income taxes totaling $1.8 billion in 2012, $3.4 billion in 2011 and $2.6 billion in 2010. FCX received refunds of federal, state, local and foreign income taxes of $69 million in 2012, $15 million in 2011 and $26 million in 2010.

The components of deferred taxes follow:

	December 31,
	2012	2011
Deferred tax assets:
Foreign tax credits	$2,022	$2,011
Accrued expenses	910	962
Minimum tax credits	474	406
Net operating loss carryforwards	343	356
Employee benefit plans	315	245
Inventory	118	161
Other	256	276
Deferred tax assets	4,438	4,417
Valuation allowances	(2,443)	(2,393)
Net deferred tax assets	1,995	2,024

Deferred tax liabilities:
Property, plant, equipment and development costs	(4,563)	(4,227)
Undistributed earnings	(884)	(1,010)
Other	(60)	(72)
Total deferred tax liabilities	(5,507)	(5,309)
Net deferred tax liabilities	$(3,512)	$(3,285)

At December 31, 2012, FCX had U.S. foreign tax credit carryforwards of $2.0 billion that will expire between 2013 and 2022, and U.S. minimum tax credits carryforwards of $474 million that can be carried forward indefinitely, but may be used only to the extent that regular tax exceeds the alternative minimum tax in any given year.

At December 31, 2012, FCX had (i) DRC net operating loss carryforwards of $468 million that can be carried forward indefinitely, (ii) U.S. net state operating loss carryforwards of $508 million that expire between 2013 and 2032, and (iii) Spanish net operating loss carryforwards of $578 million that expire between 2015 and 2029.

On the basis of available information at December 31, 2012, FCX has provided valuation allowances for certain of its deferred tax assets where FCX believes it is more likely than not that some portion or all of such assets will not be realized. Valuation allowances totaled $2.4 billion at December 31, 2012 and 2011, and covered all of FCX’s U.S. foreign tax credit carryforwards, and a portion of its foreign net operating loss carryforwards, U.S. state net operating loss carryforwards, U.S. state deferred tax assets, U.S. capital loss carryforwards and U.S. minimum tax credit carryforwards. These valuation allowances include $82 million at December 31, 2012, for tax benefits that, if recognized, would be credited directly to other comprehensive income.

The $50 million increase in the valuation allowance during 2012 was primarily a result of an increase in FCX's U.S. foreign tax credit carryforwards, U.S. state deferred tax assets, U.S. capital loss carryforwards and U.S. state net operating loss carryforwards.

In 2010, the Chilean legislature approved an increase in mining royalty taxes to help fund earthquake reconstruction activities, education and health programs. Mining royalty taxes at FCX’s El Abra and Candelaria mines were stabilized through 2017 at a rate of 4 percent. However, under the legislation, FCX opted to transfer from its stabilized rate to the sliding scale of 4 to 9 percent (depending on a defined operational margin) for the years 2010 through 2012 and will return to its 4 percent rate for the years 2013 through 2017. Beginning in 2018 and through 2023, rates will move to a sliding scale of 5 to 14 percent.

A summary of the activities associated with FCX’s reserve for unrecognized tax benefits, interest and penalties follows:

	Unrecognized Tax Benefits	Interest	Penalties
Balance at January 1, 2011	$200	$33	$—
Additions:
Prior year tax positions	25	*	*
Current year tax positions	16	*	*
Interest and penalties	—	7	—
Decreases:
Prior year tax positions	(34)	*	*
Current year tax positions	(8)	*	*
Lapse of statute of limitations	(53)	*	*
Interest and penalties	—	(6)	—
Balance at December 31, 2011	146	34	—
Additions:
Prior year tax positions	17	*	*
Current year tax positions	24	*	*
Interest and penalties	—	3	—
Decreases:
Prior year tax positions	(37)	*	*
Current year tax positions	—	*	*
Settlements with tax authorities	(11)	*	*
Lapse of statute of limitations	(1)	*	*
Interest and penalties	—	(6)	—
Balance at December 31, 2012	$138	$31	$—
* Amounts not allocated.

The reserve for unrecognized tax benefits of $138 million at December 31, 2012, included $119 million ($63 million net of income tax benefits) that, if recognized, would reduce FCX’s provision for income taxes.

Changes to the reserve for unrecognized tax benefits associated with current year tax positions were primarily related to uncertainties associated with FCX's cost recovery methods and deductibility of contributions. Changes in the reserve for unrecognized tax benefits associated with prior year tax positions were primarily related to uncertainties associated with cost recovery methods. There continues to be uncertainty related to the timing of settlements with taxing authorities, but if additional settlements are agreed upon during the year 2013, FCX could experience a change in its reserve for unrecognized tax benefits.

FCX or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The tax years for FCX's major tax jurisdictions that remain subject to examination are as follows:

Jurisdiction	Years Under Examination	Additional Open Years
U.S. Federal	2007-2010	2011-2012
Indonesia	2005-2008, 2011	2009-2010, 2012
Peru	2002-2010	2011-2012
Chile	2010-2011	2012

NOTE 13.  CONTINGENCIES
Environmental. FCX incurred environmental capital expenditures and other environmental costs (including joint venture partners’ shares) to comply with applicable environmental laws and regulations that affect its operations totaling $612 million in 2012, $387 million in 2011 and $372 million in 2010.

FCX subsidiaries that operate in the U.S. are subject to various federal, state and local environmental laws and regulations that govern emissions of air pollutants; discharges of water pollutants; and generation, handling, storage and disposal of hazardous substances, hazardous wastes and other toxic materials. FCX subsidiaries that operate in the U.S. also are subject to potential liabilities arising under CERCLA or similar state laws that impose responsibility on current and previous owners and operators of a facility for the cleanup of hazardous substances released from the facility into the environment, including damages to natural resources, irrespective of when the damage to the environment occurred or who caused it. This cleanup liability also extends to persons who arranged for the disposal of hazardous substances or transported the hazardous substances to a disposal site selected by the transporter. This liability often is shared on a joint and several basis meaning that each responsible party is fully responsible for the cleanup, although in many cases some or all of the other historical owners or operators no longer exist, do not have the financial ability to respond or cannot be found. As a result, because of FCX’s acquisition of FMC in 2007, many of the subsidiary companies FCX now owns are responsible for a wide variety of environmental remediation projects throughout the U.S. FCX expects to spend substantial sums annually for many years to address those remediation issues. Certain FCX subsidiaries have been advised by the U.S. Environmental Protection Agency (EPA), the Department of the Interior, the Department of Agriculture and several state agencies that, under CERCLA or similar state laws and regulations, they may be liable for costs of responding to environmental conditions at a number of sites that have been or are being investigated to determine whether releases of hazardous substances have occurred and, if so, to develop and implement remedial actions to address environmental concerns. FCX is also subject to claims where the release of hazardous substances is alleged to have damaged natural resources (NRD). As of December 31, 2012, FCX had more than 100 active remediation projects, including NRD claims, in the U.S. in 28 states.

A summary of changes in environmental obligations for the years ended December 31 follows:

	2012	2011	2010
Balance at beginning of year	$1,453	$1,422	$1,464
Accretion expense[a]	80	88	97
Additions	70	132	19
Reductions[b]	(182)	(68)	—
Spending	(199)	(121)	(158)
Balance at end of year	1,222	1,453	1,422
Less current portion	(186)	(205)	(138)
Long-term portion	$1,036	$1,248	$1,284

a.	Represented accretion of the fair value of environmental obligations assumed in the 2007 acquisition of FMC, which were determined on a discounted cash flow basis.

b.	Reductions primarily reflected adjustments for changes in the anticipated scope and timing of environmental remediation projects and the settlement of environmental matters.

Estimated environmental cash payments (on an undiscounted and unescalated basis) total $186 million in 2013, $225 million in 2014, $124 million in 2015, $107 million in 2016, $110 million in 2017 and $1.7 billion thereafter. The amount and timing of these estimated payments could change as a result of changes in regulatory requirements, changes in scope and timing of remediation activities, the settlement of environmental matters and as actual spending occurs.

FCX was required to record FMC’s environmental obligations at fair value on the acquisition date in accordance with business combination accounting guidance. Significant adjustments to these obligations may occur in the future. New environmental obligations will be recorded as described in Note 1 under “Environmental Expenditures.” At December 31, 2012, FCX’s environmental obligations totaled $1.2 billion, including $1.1 billion recorded on a discounted basis for those obligations assumed in the FMC acquisition at fair value. On an undiscounted and unescalated basis, these obligations totaled $2.4 billion. FCX estimates it is reasonably possible that these obligations could range between $2.1 billion and $2.7 billion on an undiscounted and unescalated basis.

FCX believes that there may be potential claims for recovery from third parties, including the U.S. government and other PRPs. These potential recoveries are not recognized unless realization is considered probable.

At December 31, 2012, the most significant environmental obligations were associated with the Pinal Creek site in Arizona; the Newtown Creek site in New York City; historical smelter sites principally located in Arizona, Kansas, New Jersey, Oklahoma and Pennsylvania; and uranium mining sites in the western U.S. The recorded environmental obligations for these sites totaled $1.0 billion at December 31, 2012. A discussion of these sites follows.

Pinal Creek. The Pinal Creek site was listed under the Arizona Department of Environmental Quality’s (ADEQ) Water Quality Assurance Revolving Fund program in 1989 for contamination in the shallow alluvial aquifers within the Pinal Creek drainage near Miami, Arizona. Since that time, environmental remediation was performed by members of the Pinal Creek Group (PCG), consisting of FMC Miami, Inc. (Miami), a wholly owned subsidiary of FMC, and two other companies. In 1998, the District Court approved a Consent Decree between the PCG members and the state of Arizona resolving all matters related to an enforcement action contemplated by the state of Arizona against the PCG members with respect to groundwater contamination. The Consent Decree committed the PCG members to complete the remediation work outlined in the Consent Decree, and that work continues at this time and is expected to continue for many years in the future. Miami also was a party to litigation entitled Pinal Creek Group, et al. v. Newmont Mining Corporation, et al., United States District Court, District of Arizona, Case No. CIV 91-1764 PHX DAE (LOA), filed on May 1, 1991. Pursuant to a settlement in 2010, Miami paid $40 million to certain members of the PCG to settle the allocation of previously incurred costs, and agreed to take full responsibility for future groundwater remediation at the Pinal Creek site, with limited exceptions. The settlement did not result in a change to the obligation, which was estimated at fair value when assumed in the FMC acquisition. During 2011, the obligation was increased by $31 million to reflect changes in remediation capping designs that incorporate best practices for side slope regrading and cap thickness.

Newtown Creek. From the 1930s until 1964, Phelps Dodge Refining Corporation (PDRC), a subsidiary of FMC, operated a smelter, and from the 1930s until 1984, it operated a refinery on the banks of Newtown Creek (the creek), which is a 3.5-mile-long waterway that forms part of the boundary between Brooklyn and Queens in New York City. Heavy industrialization along the banks of the creek and discharges from the City of New York’s sewer system over more than a century resulted in significant environmental contamination of the waterway. The New York Attorney General previously notified several companies, including PDRC, about possible obligations to clean up contaminated sediments in the creek. In March and April 2010, EPA notified PDRC and five others that EPA considers them to be PRPs under CERCLA. The notified parties began working with EPA to identify other PRPs, and EPA proposed that the notified parties perform a Remedial Investigation/Feasibility Study (RI/FS) at their expense and reimburse EPA for its oversight costs. EPA is not expected to propose a remedy until after a RI/FS is completed, which is expected to take several years. On September 29, 2010, EPA designated the creek as a Superfund site. Effective July 18, 2011, PDRC and five other parties entered an Administrative Order on Consent (AOC) to perform a RI/FS to assess the nature and extent of environmental contamination in the creek and identify potential remedial options. The parties' RI/FS work under the AOC and their identification of other PRPs are ongoing. FCX's financial obligation for this matter was estimated at fair value when it was assumed in the FMC acquisition and is included in FCX's aggregate environmental obligations. The actual costs of fulfilling this remedial obligation and the allocation of costs among PRPs are uncertain and subject to change based on the results of the RI/FS, the remediation remedy ultimately selected by EPA and related allocation determinations. Depending on the overall cost and the portion allocated to PDRC, that share could be material to FCX.

Historical Smelter Sites. FMC and its predecessors at various times owned or operated copper and zinc smelters in several states, including Arizona, Kansas, New Jersey, Oklahoma and Pennsylvania. For some of these smelter sites, certain FCX subsidiaries have been advised by EPA or state agencies that they may be liable for costs of investigating and, if appropriate, remediating environmental conditions associated with the smelters. At other sites, certain FCX subsidiaries have entered into state voluntary remediation programs to investigate and, if appropriate, remediate site conditions associated with the smelters. The historical smelter sites are in various stages of assessment and remediation. The two most significant environmental obligations for historical smelter sites relate to Blackwell, Oklahoma, and Bisbee, Arizona. Adjustments to the environmental obligations for historical smelter sites, which principally were estimated at fair value when assumed in the FMC acquisition, totaled a reduction of $47 million in 2012, primarily because of changes in estimated timing of obligations, and an increase of $36 million in 2011, primarily at the Blackwell, Oklahoma, site (refer to discussion below).

Blackwell. From 1918 to 1974, Blackwell Zinc Company, Inc. (BZC), an indirect subsidiary of FCX, owned and operated a zinc smelter in Blackwell, Oklahoma. In 1974, the smelter was demolished and the property deeded to the Blackwell Industrial Authority. Pursuant to an administrative order with the state of Oklahoma, BZC undertook remedial actions in Blackwell in 1996 and 1997, including sampling the nearby residential and commercial properties, and removing soils on properties that were found to have metal concentrations above state-established cleanup standards. From 1997 to 2003, BZC investigated the nature and extent of groundwater contamination potentially attributable to the former smelter and evaluated options for remedying such contamination. In 2003, the state of Oklahoma adopted a cleanup plan requiring the installation of a groundwater extraction and treatment system and the closure of domestic groundwater wells within the groundwater plume area. BZC completed the construction of a groundwater extraction and treatment system, with system startup and initial discharge of treated water occurring in October 2010.

Between 2007 through 2012, FCX, on behalf of BZC, completed a voluntary soil remediation program by inviting property owners in and around Blackwell to have soil at their properties sampled for the presence of smelter-related contaminants, and offering to remediate properties whose soils were found to have metal concentrations above state-established cleanup standards. As part of this program, FCX sampled soils on approximately 90 percent of the residential properties in Blackwell and remediated soils on about 600 properties. All of these soil sampling and remediation activities were coordinated with, and supervised by, the state of Oklahoma.

On May 23, 2012, the Board of Commissioners of Kay County, Oklahoma, filed suit in Oklahoma District Court against FCX and several affiliates, including BZC, entitled Board of Commissioners of the County of Kay, Oklahoma v. Freeport-McMoRan Copper & Gold Inc., et al., United States District Court, Western District of Oklahoma, Case No. 5:12-cv-00601-C. On May 25, 2012, the case was removed to the United States District Court for the Western District of Oklahoma, and trial is set for October 2013. The suit alleges BZC permitted large quantities of smelter waste to be used as road building and fill material throughout Kay County over a period of decades and seeks unspecified financial assistance for removing and covering much of the material, and unspecified damages for the alleged public nuisance created by the presence of the material. FCX has asserted a counter claim against Kay County for contribution under CERCLA. Separate from the litigation, in fourth-quarter 2012, BZC entered into a Consent Agreement and Final Order with the Oklahoma Department of Environmental Quality and Kay County to conduct an assessment of smelter material present on Kay County's roads, bridges and associated rights-of-way. Sampling is expected to be completed in 2013.

Bisbee. From the 1880s until 1975, FMC and certain predecessor and subsidiary entities operated a copper mine near Bisbee, Arizona. A series of smelters operated in Bisbee from approximately 1879 through 1908. In 2000, FMC entered the Bisbee area into the Arizona Voluntary Remediation Program (VRP) administered by ADEQ. In 2008, FMC expanded the VRP project to include other communities near Bisbee and commenced a voluntary community outreach program inviting property owners to have soils at their properties sampled for the presence of smelter and mine-related metals. For property owners whose soils are found to have metal concentrations above ADEQ-established cleanup standards, FMC has offered to remove the impacted soils and replace them with clean soils. For those property owners who requested sampling, approximately 40 percent require some level of cleanup. At December 31, 2012, approximately 60 percent of the properties whose owners agreed to have their soil cleaned up was completed.

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

A summary of changes in FCX’s AROs for the years ended December 31 follows:

	2012	2011	2010
Balance at beginning of year	$921	$856	$731
Liabilities incurred	6	9	5
Revisions to cash flow estimates[a]	211	48	105
Accretion expense	55	58	54
Spending	(47)	(49)	(38)
Foreign currency translation adjustment	—	(1)	(1)
Balance at end of year	1,146	921	856
Less current portion	(55)	(31)	(69)
Long-term portion	$1,091	$890	$787

a.	Revisions to cash flow estimates were primarily related to updated closure plans that included revised cost estimates and accelerated timing of certain closure activities.

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

Legal requirements in New Mexico, Arizona, Colorado and other states require financial assurance to be provided for the estimated costs of reclamation and closure, including groundwater quality protection programs. FCX has satisfied financial assurance requirements by using a variety of mechanisms, such as performance guarantees, financial capability demonstrations, trust funds, surety bonds, letters of credit and collateral. The applicable regulations specify financial strength tests that are designed to confirm a company’s or guarantor’s financial capability to fund estimated reclamation and closure costs. The amount of financial assurance FCX is required to provide will vary with changes in laws, regulations and reclamation and closure requirements, and cost estimates. At December 31, 2012, FCX’s financial assurance obligations associated with these closure and reclamation costs totaled $970 million, of which $601 million was in the form of guarantees issued by FCX and financial capability demonstrations. At December 31, 2012, FCX had trust assets totaling $161 million (included in other assets), which are legally restricted to fund a portion of its AROs for properties in New Mexico as required by New Mexico regulatory authorities.

New Mexico Environmental and Reclamation Programs. FCX’s New Mexico operations are regulated under the New Mexico Water Quality Act and regulations adopted under that act by the Water Quality Control Commission (WQCC). The New Mexico Environment Department (NMED) has required each of these operations to submit closure plans for NMED’s approval. The closure plans must include measures to assure meeting groundwater quality standards following the closure of discharging facilities and to abate any groundwater or surface water contamination. In March 2009, the Tyrone operation appealed the WQCC Final Order, dated February 4, 2009, regarding location of the “places of withdrawal of water,” a legal criterion used to determine where groundwater quality standards must be met at FCX’s New Mexico mining sites. In December 2010, FCX's Tyrone mine entered into a settlement agreement with NMED that calls for a stay of the appeal while NMED and the WQCC complete several administrative actions, including renewal of Tyrone’s closure permit consistent with the terms of the settlement, review and approval of a groundwater abatement plan and adoption of alternative abatement standards, and adoption of new groundwater discharge permit rules for copper mines. If the administrative actions are concluded consistent with the terms of the settlement agreement within the period of the stay, then Tyrone will move to dismiss the appeal. In December 2012, Tyrone and NMED agreed to extend the period to conclude the administrative actions through December 31, 2013. The Court of Appeals also extended the stay for another year. Finalized closure plan requirements, including those resulting from the actions to be taken under the settlement agreement, could result in increases in closure costs for FCX's New Mexico operations.

FCX’s New Mexico operations also are subject to regulation under the 1993 New Mexico Mining Act (the Mining Act) and the related rules that are administered by the Mining and Minerals Division (MMD) of the New Mexico Energy, Minerals and Natural Resources Department. Under the Mining Act, mines are required to obtain approval of plans describing the reclamation to be performed following cessation of mining operations. At December 31, 2012, FCX had accrued reclamation and closure costs of $476 million for its New Mexico operations. As stated above, additional accruals may be required based on the state’s review of FCX’s updated closure plans and any resulting permit conditions, and the amount of those accruals could be material.

Arizona Environmental and Reclamation Programs. FCX’s Arizona properties are subject to regulatory oversight in several areas. ADEQ has adopted regulations for its aquifer protection permit (APP) program that require permits for, among other things, certain facilities, activities and structures used for mining, concentrating and smelting and require compliance with aquifer water quality standards at an applicable point of compliance well or location. The APP program also may require mitigation and discharge reduction or elimination of some discharges.

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
FCX will continue to evaluate options for future reclamation and closure activities at its operating and non-operating sites, which are likely to result in adjustments to FCX’s ARO liabilities. At December 31, 2012, FCX had accrued reclamation and closure costs of $240 million for its Arizona operations.

Colorado Reclamation Programs. FCX's Colorado operations are regulated by the Colorado Mined Land Reclamation Act (Reclamation Act) and regulations promulgated thereunder. Under the Reclamation Act, mines are required to obtain approval of reclamation plans describing the reclamation of lands affected by mining operations to be performed during mining or upon cessation of mining operations.  As of December 31, 2012, FCX had accrued reclamation and closure costs of $47 million for its Colorado operations.

Chilean Reclamation and Closure Programs. In July 2011, the Chilean senate passed legislation regulating mine closure, which establishes new requirements for closure plans and became effective in November 2012. FCX's Chilean operations will be required to update closure plans and provide financial assurance for these obligations. FCX cannot predict at this time the cost of these closure plans or the levels or forms of financial assurance that may be required. Revised closure plans for the Chilean mine sites are due in November 2014. At December 31, 2012, FCX had accrued reclamation and closure costs of $54 million for its Chilean operations.

Peruvian Reclamation and Closure Programs. Cerro Verde is subject to regulation under the Mine Closure Law administered by the Peruvian Ministry of Energy and Mines. Under the closure regulations, mines must submit a closure plan that includes the reclamation methods, closure cost estimates, methods of control and verification, closure and post-closure plans and financial assurance. The updated closure plan for the Cerro Verde mine expansion must be submitted to the Peruvian regulatory authorities in December 2013. At December 31, 2012, Cerro Verde had accrued reclamation and closure costs of $89 million and had financial assurance obligations associated with these reclamation and closure costs totaling $9 million in the form of letters of credit.

Indonesian Reclamation and Closure Programs. The ultimate amount of reclamation and closure costs to be incurred at PT Freeport Indonesia’s operations will be determined based on applicable laws and regulations and PT Freeport Indonesia’s assessment of appropriate remedial activities in the circumstances, after consultation with governmental authorities, affected local residents and other affected parties and cannot currently be projected with precision. Estimates of the ultimate reclamation and closure costs PT Freeport Indonesia will incur in the future involve complex issues requiring integrated assessments over a period of many years and are subject to revision over time as more complete studies are performed. Some reclamation costs will be incurred during mining activities, while most closure costs and the remaining reclamation costs will be incurred at the end of mining activities, which are currently estimated to continue for nearly 30 years. At December 31, 2012, PT Freeport Indonesia had accrued reclamation and closure costs of $195 million and a long-term receivable for Rio Tinto’s share of the obligation of $18 million (included in long-term receivables).

In 1996, PT Freeport Indonesia began contributing to a cash fund ($16 million balance at December 31, 2012) designed to accumulate at least $100 million (including interest) by the end of its Indonesia mining activities. PT Freeport Indonesia plans to use this fund, including accrued interest, to pay mine closure and reclamation costs. Any costs in excess of the $100 million fund would be funded by operational cash flow or other sources.

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

Yonkers Site. From 1932 until 1984, an affiliate of FMC owned and operated a cable manufacturing facility on the Hudson River in Yonkers, New York. FMC sold that operation in 1984, and it was subsequently sold to BICC Cables Corporation (BICC). BICC closed the facility in 1996. In 2005, Blackacre Partners OPS, LLC (Blackacre) began environmental cleanup work at the site using funding provided by FMC and BICC. One Point Street, Inc. (OPS), a real estate developer, has current title to the site.

On September 9, 2011, OPS filed a complaint in the United States District Court for the Southern District of New York, which it amended on March 1, 2012. The amended complaint alleged that FMC, BICC and Blackacre failed to timely and diligently complete remediation of the site in breach of alleged obligations under CERCLA and New York Environmental Conservation Law, and under the contractual agreements among the parties. In fourth-quarter 2012, this matter was settled, and OPS will be completing the limited remaining cleanup work at the site using funds provided by FMC and BICC.

Columbian Chemicals Company (Columbian) Claims. Columbian, formerly a subsidiary of FMC, has notified FCX of various indemnification claims arising out of the 2005 agreement pursuant to which Columbian was sold. The principal outstanding claims relate to (1) multiple mass tort suits pending against Columbian in West Virginia state court for alleged personal injury and property damage resulting from exposure to carbon black (the Carbon Black claims) and (2) an investigation being conducted by EPA of potential Clean Air Act violations during the period Columbian was owned by FMC (the Clean Air Act matter). In April 2012, Columbian filed suit in New York state court (Columbian Chemicals Company and Columbian Chemicals Acquisition LLC v. Freeport-McMoRan Corporation f/k/a Phelps Dodge Corporation, County of New York, Supreme Court of the State of New York, Index No. 600999/2010), that alleged, among other things, that the Carbon Black claims are the responsibility of FMC, and are not subject to the aggregate cap under the 2005 agreement pursuant to which Columbian was sold. In July 2012, FCX and Columbian reached a settlement pursuant to which the litigation was dismissed with prejudice and all outstanding disputes regarding the extent of FCX's indemnity obligations to Columbian were fully resolved. Under the terms of the settlement, FCX's remaining possible exposure is to indemnify Columbian for incurred losses related only to the Carbon Black claims and the Clean Air Act matter. The cap, net of amounts reserved and paid, totaled $122 million at December 31, 2012. FMC cannot estimate Columbian's exposure, if any, for the Carbon Black claims or the Clean Air Act matter.

Shareholder Litigation. Thirteen derivative actions challenging the PXP merger and/or the MMR merger were filed on behalf of FCX by purported FCX stockholders. Ten were filed in the Court of Chancery of the State of Delaware and three were filed in the Superior Court of the State of Arizona, County of Maricopa. On January 25, 2013, the Delaware Court of Chancery consolidated the Delaware actions into a single action, In Re Freeport-McMoRan Copper & Gold Inc. Derivative Litigation, No. 8145-VCN, and discovery is proceeding in that action. On January 17, 2013, the Arizona Superior Court consolidated two of the Arizona actions into In Re Freeport-McMoRan Derivative Litigation, No. CV2012-018351. A third Arizona complaint, Harris v. Adkerson et al., No. CV2013-004163, was consolidated with the first two Arizona actions on February 8, 2013. The actions name some or all of the following as defendants: the directors and certain officers of FCX, two FCX subsidiaries, PXP and certain of its directors, and MMR and certain of its directors and officers. The actions allege, among other things, that the FCX directors breached their fiduciary duties to FCX stockholders because they, among other things, pursued their own interests at the expense of stockholders in approving the PXP and MMR mergers. The complaints also allege that some or all of the following parties aided and abetted the wrongful acts allegedly committed by the directors and certain officers of FCX: two FCX subsidiaries, PXP and certain of its directors, and MMR and certain of its directors and officers. The actions seek as relief, among other things, an injunction barring or rescinding both the PXP merger and the MMR merger and requiring submission of the proposed PXP merger and MMR merger to a vote of FCX stockholders, damages, and attorneys' fees and costs.

Three putative class actions challenging the PXP merger were filed on behalf of PXP stockholders in the Court of Chancery of the State of Delaware. On January 15, 2013, the Court of Chancery consolidated the actions into a single action, In Re Plains Exploration & Production Company Stockholder Litigation, No. 8090-VCN, and discovery is proceeding in that action. The action names as defendants PXP, the directors of PXP, FCX, and an FCX subsidiary. The action alleges that PXP's directors breached their fiduciary duties because they, among other things, pursued their own interests at the expense of stockholders and failed to maximize stockholder value with respect to the merger, and that FCX and an FCX subsidiary aided and abetted the breach of fiduciary duties by PXP's directors. The action seeks as relief an injunction barring or rescinding the PXP merger, damages, and attorneys' fees and costs.

In addition, ten putative class actions challenging the MMR merger were filed on behalf of MMR stockholders. Nine were filed in the Court of Chancery of the State of Delaware. On January 25, 2012, the Court of Chancery consolidated the actions into a single action, In Re McMoRan Exploration Co. Stockholder Litigation, No. 8132-VCN, and discovery is proceeding in that action. One action was also filed in the Civil District Court for the Parish of Orleans of the State of Louisiana: Langley v. Moffett et al., No. 2012-11904, filed December 19, 2012. Each of the actions names some or all of the following as defendants, in addition to MMR and its directors: FCX, two FCX subsidiaries, the Gulf Coast Ultra Deep Royalty Trust and PXP. The actions allege that MMR's directors breached their fiduciary duties because they, among other things, pursued their own interests at the expense of stockholders and failed to maximize stockholder value with respect to the merger, and that PXP, FCX, or both, aided and abetted the breach of fiduciary duty by MMR's directors. The Delaware action also asserts claims derivatively on behalf of MMR. The actions seek, among other things, injunctive relief barring or rescinding the MMR merger, damages, and attorneys' fees and costs.

FCX intends to vigorously defend itself in these matters.

Tax Matters. Cerro Verde Tax Proceedings. SUNAT, the Peruvian national tax authority, has assessed mining royalties on materials processed by the Cerro Verde concentrator that commenced operations in late 2006. These assessments cover the period October 2006 to December 2007 and the years 2008 and 2009. SUNAT has issued rulings denying Cerro Verde’s protest of the assessments. Cerro Verde has appealed these decisions and currently has three cases pending before the Peruvian Tax Court. Cerro Verde is challenging these royalties because it believes its stability agreement provides an exemption for all minerals extracted from its mining concession, irrespective of the method used for processing those minerals. Although FCX believes its interpretation of the stability agreement is correct, if Cerro Verde is ultimately found responsible for these assessments, it will also be liable for interest, which accrues at rates that range from approximately 7 to 18 percent based on the year accrued and the currency in which the amounts would be payable. At December 31, 2012, the aggregate amount of the assessments, including interest and penalties, totaled $218 million. SUNAT may continue to assess mining royalties annually until this matter is resolved by the Peruvian Tax Tribunal.

Cerro Verde is also challenging various income and value-added tax assessments from SUNAT covering the years 2002 through 2008 and has cases pending before the Peruvian Tax Court. At December 31, 2012, the approximate amount of these assessments, including interest and penalties, totaled $180 million.

Indonesia Tax Matters. The Indonesian tax authorities issued assessments for various audit exceptions on PT Freeport Indonesia's tax returns as follows (in millions):

Date of Assessment	Tax Return Year	Tax Assessment	Interest Assessment	Total
October 2010	2005	$106	$52	$158
November 2011	2006	22	10	32
March 2012	2007	91	44	135
Total		$219	$106	$325

PT Freeport Indonesia has filed objections to the assessments because it believes it has properly paid its taxes. During first-quarter 2012, PT Freeport Indonesia's objections to the assessments related to 2005 were substantially all rejected by the Indonesian tax authorities and, in May 2012, appeals were filed with the Indonesian Tax Court. As of December 31, 2012, PT Freeport Indonesia has paid $182 million (of which $148 million is included in long-term receivables) for the disputed tax assessments related to 2005, 2006 and 2007. PT Freeport Indonesia is working with the Indonesian tax authorities to resolve these matters and expects to receive additional assessments from the Indonesian tax authorities for their audit of its 2008 tax return.

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

Letters of Credit, Bank Guarantees and Surety Bonds.  Letters of credit and bank guarantees totaled $98 million at December 31, 2012, primarily for reclamation and environmental obligations, workers’ compensation insurance programs, tax and customs obligations, and other commercial obligations. In addition, FCX had surety bonds totaling $159 million at December 31, 2012, associated with reclamation and closure ($137 million), self-insurance bonds primarily for workers’ compensation ($18 million) and other bonds ($4 million).

Insurance.  FCX purchases a variety of insurance products to mitigate potential losses. The various insurance products typically have specified deductible amounts or self-insured retentions and policy limits. FCX generally is self-insured for U.S. workers’ compensation, but purchases excess insurance up to statutory limits. An actuarial analysis is performed twice a year for various FCX casualty programs, including workers’ compensation, to estimate required insurance reserves. Insurance reserves totaled $52 million at December 31, 2012, which consisted of a current portion of $8 million (included in accounts payable and accrued liabilities) and a long-term portion of $44 million (included in other liabilities).

FCX maintains property damage and business interruption insurance related to its operations. FCX and its insurers entered into an insurance settlement agreement in December 2012. The insurers agreed to pay an aggregate of $63 million, including PT Freeport Indonesia's joint venture partner's share, for the settlement of the insurance claim for business interruption and property damage relating to the 2011 incidents affecting PT Freeport Indonesia's concentrate pipelines. As a result of the settlement, FCX recorded a gain of $59 million ($31 million to net income attributable to FCX common stockholders) in 2012.

NOTE 14.  COMMITMENTS AND GUARANTEES
Operating Leases.  FCX leases various types of properties, including offices and equipment. A summary of future minimum rentals under non-cancelable leases at December 31, 2012, follows:

2013	$32
2014	19
2015	19
2016	16
2017	15
Thereafter	104
Total payments	$205

Minimum payments under operating leases have not been reduced by aggregate minimum sublease rentals, which are minimal. Total aggregate rental expense under operating leases was $77 million in 2012, $70 million in 2011 and $64 million in 2010.

Contractual Obligations.  Based on applicable prices at December 31, 2012, FCX has unconditional purchase obligations of $2.2 billion, primarily comprising the procurement of copper concentrates ($799 million), electricity ($524 million) and transportation services ($448 million) that are essential to its operations worldwide. Some of FCX’s unconditional purchase obligations are settled based on the prevailing market rate for the service or commodity purchased. In some cases, the amount of the actual obligation may change over time because of market conditions. Obligations for copper concentrates provide for deliveries of specified volumes to Atlantic Copper at market-based prices. Electricity obligations are primarily for contractual minimum demand at the South America and Tenke mines. Transportation obligations are primarily for South America contracted ocean freight and for North America rail freight.

FCX’s future commitments associated with unconditional purchase obligations total $976 million in 2013, $499 million in 2014, $232 million in 2015, $152 million in 2016, $134 million in 2017 and $207 million thereafter. During the three-year period ended December 31, 2012, FCX fulfilled its minimum contractual purchase obligations or negotiated settlements in those situations in which it terminated an agreement containing an unconditional obligation.
Mining Contracts.  Indonesia. FCX is entitled to mine in Indonesia under the Contract of Work between PT Freeport Indonesia and the Government of Indonesia. The original Contract of Work was entered into in 1967 and was replaced with a new Contract of Work in 1991. The initial term of the current Contract of Work expires in 2021 but can be extended by PT Freeport Indonesia for two 10-year periods subject to Indonesian government approval, which pursuant to the Contract of Work cannot be withheld or delayed unreasonably. Given the importance of contracts of work under the Indonesian legal system and PT Freeport Indonesia’s approximately 40 years of working with the Indonesian government, which included entering into the Contract of Work in 1991 well before the expiration of the 1967 Contract of Work, PT Freeport Indonesia fully expects that the government will approve the extensions as long as it continues to comply with the terms of the Contract of Work.

In July 2004, FCX received a request from the Indonesian Department of Energy and Mineral Resources that it offer to sell shares in PT Indocopper Investama to Indonesian nationals at fair market value. In response to this request and in view of the potential benefits of having additional Indonesian ownership in the operations, FCX agreed, at the time, to consider a potential sale of an interest in PT Indocopper Investama at fair market value. Neither its Contract of Work nor Indonesian law requires FCX to divest any portion of its ownership in PT Freeport Indonesia or PT Indocopper Investama. In May 2008, FCX signed a Memorandum of Understanding with the Papua provincial government (the Province) whereby the parties agreed to work cooperatively to determine the feasibility of an acquisition by the Province of the PT Indocopper Investama shares at market value. PT Freeport Indonesia is currently engaged in discussions with the Indonesian government related to its Contract of Work and intends to conclude that process before proceeding with any further discussions about the potential sale of an interest in PT Indocopper Investama.

The copper royalty rate payable by PT Freeport Indonesia under its Contract of Work varies from 1.5 percent of copper net revenue at a copper price of $0.90 or less per pound to 3.5 percent at a copper price of $1.10 or more per pound. The Contract of Work royalty rate for gold and silver sales is at a fixed rate of 1.0 percent.

A large part of the mineral royalties under Indonesian government regulations is designated to the provinces from which the minerals are extracted. In connection with its fourth concentrator mill expansion completed in 1998, PT Freeport Indonesia agreed to pay the Government of Indonesia additional royalties (royalties not required by the Contract of Work) to provide further support to the local governments and the people of the Indonesian province of Papua. The additional royalties are paid on production exceeding specified annual amounts of copper, gold and silver expected to be generated when PT Freeport Indonesia’s milling facilities operate above 200,000 metric tons of ore per day. The additional royalty for copper equals the Contract of Work royalty rate, and for gold and silver equals twice the Contract of Work royalty rates. Therefore, PT Freeport Indonesia’s royalty rate on copper net revenues from production above the agreed levels is double the Contract of Work royalty rate, and the royalty rates on gold and silver sales from production above the agreed levels are triple the Contract of Work royalty rates.

The combined royalties, including the additional royalties that became effective January 1, 1999, totaled $93 million in 2012, $137 million in 2011 and $156 million in 2010.

In 2009, Indonesia enacted a new mining law, which will operate under a licensing system as opposed to the contract of work system that applies to PT Freeport Indonesia. In 2011 and 2010, the Government of Indonesia promulgated regulations under the 2009 mining law and certain provisions that address existing contracts of work. The laws and regulations provide that contracts of work will continue to be honored until their expiration. However, the regulations attempt to apply certain provisions of the new law to existing contracts of work and may seek to apply the licensing system to any extension periods of contracts of work, even though the terms of PT Freeport Indonesia’s Contract of Work provide for two 10-year extension periods subject to Indonesian government approval, which pursuant to the Contract of Work cannot be withheld or delayed unreasonably. In February 2012, a new regulation was adopted that would require mining companies in Indonesia to process all minerals domestically and possibly ban export of concentrates and other unrefined minerals. PT Freeport Indonesia's Contract of Work includes specific provisions providing the right of PT Freeport Indonesia to export product, subject to giving priority to domestic smelting facilities, on a market basis. In connection with the obligations under its Contract of Work, in 1995, PT Freeport Indonesia constructed the only copper smelter and refinery in Indonesia (which is owned and operated by PT Smelting - refer to Note 2 for further discussion).

Indonesian government officials have periodically undertaken reviews regarding FCX's compliance with Indonesian environmental laws and regulations and the terms of the Contract of Work. In January 2012, the President of Indonesia issued a decree calling for the creation of a team of Ministers to evaluate contracts of work for adjustment to the 2009 Mining Law, and accordingly, to take steps to assess and negotiate size of work areas, government revenues and domestic processing of minerals. FCX has had discussions with officials of the Indonesian government and is working cooperatively to complete this evaluation and to obtain an extension of the Contract of Work beyond 2021, as provided under the terms of the Contract of Work. The Contract of Work can only be modified by mutual agreement between PT Freeport Indonesia and the Government of Indonesia.

Africa. FCX is entitled to mine in the DRC under an Amended and Restated Mining Convention (ARMC) between TFM and the Government of the DRC. The original Mining Convention was entered into in 1996, was replaced with the ARMC in 2005 and was further amended in 2010 (approved in 2011). The current ARMC will remain in effect for as long as the Tenke concession is exploitable. The royalty rate payable by TFM under the ARMC is two percent of net revenue. These mining royalties totaled $25 million in 2012, $24 million in 2011 and $20 million in 2010.

Effective March 26, 2012, the DRC government issued a Presidential Decree approving the modifications to TFM's bylaws following a review (completed in 2010) of TFM's existing mining contracts. Among other changes to the amended ARMC, FCX's effective ownership interest in TFM was reduced from 57.75 percent to 56 percent and $50 million of TFM's stockholder loan payable to a subsidiary of FMC was converted to equity.

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

In 1996, PT Freeport Indonesia established the Freeport Partnership Fund for Community Development (Partnership Fund) through which PT Freeport Indonesia has made available funding and technical assistance to support community development initiatives in the area of health, education and economic development of the area. PT Freeport Indonesia has committed through 2016 to provide one percent of its annual revenue for the development of the local people in its area of operations through the Partnership Fund. PT Freeport Indonesia charged $39 million in 2012, $50 million in 2011 and $64 million in 2010 to cost of sales for this commitment.

During 2006, the Peruvian government announced that all mining companies operating in Peru would be required to make annual contributions to local development funds for a five-year period (covering the years 2006 through 2010) when copper prices exceeded certain levels that were adjusted annually. The contribution, which expired in 2010, was equal to 3.75 percent of after-tax profits, of which 2.75 percent was contributed to a local mining fund and 1.00 percent to a regional mining fund. The charge to cost of sales for these local mining fund contributions totaled $41 million in 2010. Cerro Verde's final contribution to these funds was made in early 2011.

TFM has committed to assist the communities living within its concession in the Katanga province of the DRC. TFM will contribute 0.3 percent of net sales revenue from production to a community development fund to assist the local communities with development of local infrastructure and related services, such as those pertaining to health, education and economic development. TFM charged $4 million in both 2012 and 2011, and $3 million in 2010 to cost of sales for this commitment.

Guarantees.  FCX provides certain financial guarantees (including indirect guarantees of the indebtedness of others) and indemnities.

At its Morenci mine in Arizona, FCX has a venture agreement dated February 7, 1986, with Sumitomo, which includes a put and call option guarantee clause. FCX holds an 85 percent undivided interest in the Morenci complex. Under certain conditions defined in the venture agreement, Sumitomo has the right to sell its 15 percent share to FCX. Likewise, under certain conditions, FCX has the right to purchase Sumitomo’s share of the venture. At December 31, 2012, the maximum potential payment FCX is obligated to make to Sumitomo upon exercise of the put option (or FCX’s exercise of its call option) totaled approximately $143 million based on calculations defined in the venture agreement. At December 31, 2012, FCX had not recorded any liability in its consolidated financial statements in connection with this guarantee as FCX does not believe, based on information available, that it is probable that any amounts will be paid under this guarantee as the fair value of Sumitomo’s 15 percent share is in excess of the exercise price.

Prior to its acquisition by FCX, FMC and its subsidiaries have, as part of merger, acquisition, divestiture and other transactions, from time to time, indemnified certain sellers, buyers or other parties related to the transaction from and against certain liabilities associated with conditions in existence (or claims associated with actions taken) prior to the closing date of the transaction. As part of these transactions, FMC indemnified the counterparty from and against certain excluded or retained liabilities existing at the time of sale that would otherwise have been transferred to the party at closing. These indemnity provisions generally now require FCX to indemnify the party against certain liabilities that may arise in the future from the pre-closing activities of FMC for assets sold or purchased. The indemnity classifications include environmental, tax and certain operating liabilities, claims or litigation existing at closing and various excluded liabilities or obligations. Most of these indemnity obligations arise from transactions that closed many years ago, and given the nature of these indemnity obligations, it is not possible to estimate the maximum potential exposure. Except as described in the following sentence, FCX does not consider any of such obligations as having a probable likelihood of payment that is reasonably estimable, and accordingly, has not recorded any obligations associated with these indemnities. With respect to FCX’s environmental indemnity obligations, any expected costs from these guarantees are accrued when potential environmental obligations are considered by management to be probable and the costs can be reasonably estimated.

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

Commodity Contracts.  From time to time, FCX has entered into forward, futures and swap contracts to hedge the market risk associated with fluctuations in the prices of commodities it purchases and sells. Derivative financial instruments used by FCX to manage its risks do not contain credit risk-related contingent provisions. As of December 31, 2012 and 2011, FCX had no price protection contracts relating to its mine production. A summary of FCX’s derivative contracts and programs follows.

Derivatives Designated as Hedging Instruments – Fair Value Hedges
Copper Futures and Swap Contracts. Some of FCX’s U.S. copper rod customers request a fixed market price instead of the COMEX average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures and swap contracts and then liquidating the copper futures contracts and settling the copper swap contracts during the month of shipment, which generally results in FCX receiving the COMEX average copper price in the month of shipment. Hedging gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses during the three years ended December 31, 2012, resulting from hedge ineffectiveness. At December 31, 2012, FCX held copper futures and swap contracts that qualified for hedge accounting for 52 million pounds at an average contract price of $3.57 per pound, with maturities through January 2014.

A summary of gains (losses) recognized in revenues for derivative financial instruments related to commodity contracts that are designated and qualify as fair value hedge transactions, along with the unrealized gains (losses) on the related hedged item (firm sales commitments) for the years ended December 31 follows:

	2012	2011	2010
Unrealized gains (losses):
Derivative financial instruments	$15	$(28)	$7
Hedged item	(15)	28	(7)
Realized gains (losses):
Matured derivative financial instruments	(2)	(28)	37

Derivatives Not Designated as Hedging Instruments
Embedded derivatives and derivative financial instruments that do not meet the criteria to qualify for hedge accounting are discussed below.

Embedded Derivatives. As described in Note 1 under “Revenue Recognition,” certain FCX copper concentrate, copper cathode and gold sales contracts provide for provisional pricing primarily based on the LME price (copper) or the COMEX price (copper) and the London PM price (gold) at the time of shipment as specified in the contract. Similarly, FCX purchases copper under contracts that provide for provisional pricing. Sales and purchases with a provisional sales price contain an embedded derivative (i.e., the price settlement mechanism that is settled after the time of delivery) that is required to be bifurcated from the host contract. The host contract is the sale or purchase of the metals contained in the concentrates or cathodes at the then-current LME or COMEX price (copper) or the London PM price (gold) as defined in the contract. Mark-to-market price fluctuations recorded through the settlement date are reflected in revenues for sales contracts and in cost of sales as production and delivery costs for purchase contracts.

A summary of FCX’s embedded derivatives at December 31, 2012, follows:

	Open	Average Price Per Unit		Maturities
	Positions	Contract	Market	Through
Embedded derivatives in provisional sales contracts:
Copper (millions of pounds)	541	$3.57	$3.59	May 2013
Gold (thousands of ounces)	104	1,703	1,666	April 2013
Embedded derivatives in provisional purchase contracts:
Copper (millions of pounds)	203	3.61	3.59	March 2013

Copper Forward Contracts. Atlantic Copper enters into forward copper contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in cost of sales. At December 31, 2012, Atlantic Copper held net forward copper purchase contracts for 13 million pounds at an average contract price of $3.62 per pound, with maturities through February 2013.

A summary of the realized and unrealized gains (losses) recognized in income before income taxes and equity in affiliated companies’ net earnings for commodity contracts that do not qualify as hedge transactions, including embedded derivatives, for the years ended December 31 follows:

	2012	2011	2010
Embedded derivatives in provisional sales contracts[a]	$77	$(519)	$619
Embedded derivatives in provisional purchase contracts[b]	—	—	(2)
Copper forward contracts[b]	15	(2)	(30)

a.	Amounts recorded in revenues.

b.	Amounts recorded in cost of sales as production and delivery costs.

Unsettled Derivative Financial Instruments
A summary of the fair values of unsettled derivative financial instruments recorded on the consolidated balance sheets follows:

	December 31,
	2012	2011
Derivatives designated as hedging instruments
Commodity contracts:
Copper futures and swap contracts:[a]
Asset position[b]	$5	$3
Liability position[c]	1	13

Derivatives not designated as hedging instruments
Commodity contracts:
Embedded derivatives in provisional sales/purchase contracts:[d]
Asset position	$36	$72
Liability position	27	82
Copper forward contracts:
Asset position[b]	—	2

a.
FCX had paid $7 million to brokers at December 31, 2012, and $31 million at December 31, 2011, for margin requirements (recorded in other current assets). In addition, FCX held $3 million in margin funding from customers at December 31, 2011(recorded in accounts payable and accrued liabilities).

b.	Amounts recorded in other current assets.

c.	Amounts recorded in accounts payable and accrued liabilities.

d.	Amounts are recorded by counterparty either as a net accounts receivable or a net accounts payable.

Credit Risk.  FCX is exposed to credit loss when financial institutions with which FCX has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. FCX does not anticipate that any of the counterparties it deals with will default on their obligations. As of December 31, 2012, FCX did not have any significant credit exposure associated with derivative transactions.

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

FCX did not have any significant transfers in or out of Levels 1, 2, or 3 in 2012.

The carrying value for certain FCX financial instruments (i.e., cash, accounts receivable, accounts payable and accrued liabilities, and dividends payable) approximate fair value because of their short-term nature and generally negligible credit losses. A summary of the carrying amount and fair value of FCX’s other financial instruments follows:

	At December 31, 2012
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:[a]
Money market funds	$2,991	$2,991	$2,991	$—	$—

Investment securities (current and long-term):
MMR investment[b]	446	539	—	539	—
U.S. core fixed income fund[a,c]	22	22	—	22	—
Money market funds[a,c]	16	16	16	—	—
Equity securities[a,c]	8	8	8	—	—
Total investment securities	492	585	24	561	—

Trust assets (long-term):[a,c]
U.S. core fixed income fund	50	50	—	50	—
Government mortgage-backed securities	36	36	—	36	—
Corporate bonds	30	30	—	30	—
Government bonds and notes	24	24	—	24	—
Asset-backed securities	15	15	—	15	—
Money market funds	7	7	7	—	—
Municipal bonds	1	1	—	1	—
Total trust assets	163	163	7	156	—

Derivatives:[a]
Embedded derivatives in provisional sales/purchase
contracts in an asset position[d]	36	36	—	36	—
Copper futures and swap contracts[e]	5	5	5	—	—
Total derivative assets	41	41	5	36	—

Total assets		$3,780	$3,027	$753	$—

Liabilities
Derivatives:[a]
Embedded derivatives in provisional sales/purchase
contracts in a liability position[d]	$27	$27	$—	$27	$—
Copper futures and swap contracts[f]	1	1	1	—	—
Total derivative liabilities	28	28	1	27	—

Long-term debt, including current portion[g]	3,527	3,589	—	3,589	—

Total liabilities		$3,617	$1	$3,616	$—

	At December 31, 2011
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:[a]
Money market funds	$4,007	$4,007	$4,007	$—	$—

Investment securities (current and long-term):
MMR investment[b]	475	507	—	507	—
Equity securities[a,c]	9	9	9	—	—
Money market funds[a,c]	2	2	2	—	—
Total investment securities	486	518	11	507	—

Trust assets (long-term):[a,c]
Government mortgage-backed securities	47	47	—	47	—
U.S. core fixed income fund	46	46	—	46	—
Government bonds and notes	21	21	—	21	—
Corporate bonds	19	19	—	19	—
Asset-backed securities	9	9	—	9	—
Money market funds	9	9	9	—	—
Municipal bonds	1	1	—	1	—
Total trust assets	152	152	9	143	—

Derivatives:[a]
Embedded derivatives in provisional sales/purchase
contracts in an asset position[d]	72	72	—	72	—
Copper futures and swap contracts[e]	3	3	3	—	—
Copper forward contracts[e]	2	2	1	1	—
Total derivative assets	77	77	4	73	—

Total assets		$4,754	$4,031	$723	$—

Liabilities
Derivatives:[a]
Embedded derivatives in provisional sales/purchase
contracts in a liability position[d]	$82	$82	$—	$82	$—
Copper futures and swap contracts[f]	13	13	11	2	—
Total derivative liabilities	95	95	11	84	—

Long-term debt, including current portion[g]	3,537	3,797	—	3,797	—

Total liabilities		$3,892	$11	$3,881	$—

a.	Recorded at fair value.

b.	Recorded at cost and included in other assets.

c.	Current portion included in other current assets and long-term portion included in other assets.

d.	Embedded derivatives are recorded in accounts receivable and/or accounts payable and accrued liabilities.

e.	Included in other current assets.

f.	Included in accounts payable and accrued liabilities.

g.	Recorded at cost except for long-term debt acquired in the FMC acquisition, which was recorded at fair value at the acquisition date.

Valuation Techniques

Money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

MMR's 5.75% Convertible Perpetual Preferred Stock is not actively traded; therefore, FCX's investment in the MMR 5.75% Convertible Perpetual Preferred Stock is valued based on a pricing simulation model that uses the quoted market prices of MMR's publicly traded common stock as the most significant observable input and other inputs, such as expected volatility, expected settlement date, and risk-free interest rate. Therefore, this investment is classified within Level 2 of the fair value hierarchy.

Fixed income securities (government securities, U.S. core fixed income funds, corporate bonds and asset-backed securities) are valued using a bid evaluation or a mid evaluation. A bid evaluation is an estimated price at which a dealer would pay for a security. A mid evaluation is the average of the estimated price at which a dealer would sell a security and the estimated price at which a dealer would pay for a security. These evaluations are based on quoted prices, if available, or models that use observable inputs and, as such, are classified within Level 2 of the fair value hierarchy.

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

The techniques described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with other market participants, the use of different techniques or assumptions to determine fair value of certain financial instruments could result in a different fair value measured at the reporting date. There have been no changes in the techniques used at December 31, 2012.

NOTE 17.  BUSINESS SEGMENTS
FCX has organized its operations into five primary divisions – North America copper mines, South America mining, Indonesia mining, Africa mining and Molybdenum operations. Notwithstanding this structure, FCX internally reports information on a mine-by-mine basis. Therefore, FCX concluded that its operating segments include individual mines or operations. Operating segments that meet certain thresholds are reportable segments. Further discussion of the reportable segments included in FCX’s primary operating divisions, as well as FCX’s other reported segments – Rod & Refining and Atlantic Copper Smelting & Refining – follows. Refer to Note 2 for information on FCX’s ownership interests.

Intersegment Sales. Intersegment sales between FCX’s operations are based on similar arms-length transactions with third parties at the time of the sale. Intersegment sales may not be reflective of the actual prices ultimately realized because of a variety of factors, including additional processing, timing of sales to unaffiliated customers and transportation premiums.

FCX defers recognizing profits on sales from its mining operations to Atlantic Copper and on 25 percent of Indonesia mining sales to PT Smelting until final sales to third parties occur. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices result in variability in FCX's net deferred profits and quarterly earnings.
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

North America Copper Mines.  FCX has seven operating copper mines in North America – Morenci, Bagdad, Safford, Sierrita and Miami in Arizona, and Tyrone and Chino in New Mexico. The North America copper mines include open-pit mining, sulfide ore concentrating, leaching and SX/EW operations. A majority of the copper produced at the North America copper mines is cast into copper rod by FCX’s Rod & Refining operations. The North America copper mines include the Morenci copper mine as a reportable segment.

Morenci. The Morenci open-pit mine, located in southeastern Arizona, produces copper cathodes and copper concentrates. In addition to copper, the Morenci mine also produces molybdenum concentrates. The Morenci mine produced 39 percent of FCX’s North America copper during 2012.

Other Mines. Other mines include FCX’s other operating southwestern U.S. copper mines – Bagdad, Safford, Sierrita, Miami, Tyrone and Chino. In addition to copper, certain of these mines (Sierrita, Bagdad and Chino) also produce molybdenum concentrates.

South America.  South America mining includes four operating copper mines – Cerro Verde in Peru, and El Abra, Candelaria and Ojos del Salado in Chile. These operations include open-pit and underground mining, sulfide ore concentrating, leaching and SX/EW operations. South America mining includes the Cerro Verde copper mine as a reportable segment.

Cerro Verde. The Cerro Verde open-pit copper mine, located near Arequipa, Peru, produces copper cathodes and copper concentrates. In addition to copper, the Cerro Verde mine also produces molybdenum concentrates. The Cerro Verde mine produced 47 percent of FCX’s South America copper during 2012.

Other Mines. Other mines include FCX’s Chilean copper mines – El Abra, Candelaria and Ojos del Salado. In addition to copper, the Candelaria and Ojos del Salado mines also produce gold and silver.

Indonesia.  Indonesia mining includes PT Freeport Indonesia’s Grasberg minerals district. PT Freeport Indonesia produces copper concentrates, which contain significant quantities of gold and silver.

Africa.  Africa mining includes the Tenke minerals district. The Tenke operation includes surface mining, leaching and SX/EW operations and produces copper cathodes. In addition to copper, the Tenke operation produces cobalt hydroxide.

Molybdenum.  The Molybdenum segment is an integrated producer of molybdenum, with mining, sulfide ore concentrating, roasting and processing facilities that produce high-purity, molybdenum-based chemicals, molybdenum metal powder and metallurgical products, which are sold to customers around the world, and includes the wholly owned Henderson underground mine and Climax open-pit mine in Colorado and related conversion facilities. The Henderson and Climax mines produce high-purity, chemical-grade molybdenum concentrates, which are typically further processed into value-added molybdenum chemical products. This segment also includes a sales company that purchases and sells molybdenum from FCX's primary molybdenum mines and from FCX’s North and South America copper mines that also produce molybdenum concentrates; and related conversion facilities that, at times, roast and/or processes material on a toll basis for third parties.

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

Atlantic Copper Smelting & Refining.  Atlantic Copper, FCX’s wholly owned smelting unit in Spain, smelts and refines copper concentrates and markets refined copper and precious metals in slimes. During 2012, Atlantic Copper purchased approximately 31 percent of its concentrate requirements from the South America mining operations, approximately 16 percent from the North America copper mines and approximately 10 percent from PT Freeport Indonesia at market prices.

Product Revenue
FCX revenues attributable to the products it produced for the years ended December 31 follow:

	2012	2011	2010
Refined copper products	$9,699	$10,297	$9,203
Copper in concentrates[a]	4,589	5,938	5,674
Gold	1,741	2,429	2,370
Molybdenum	1,187	1,348	1,143
Other	794	868	592
Total	$18,010	$20,880	$18,982

a.	Amounts are net of treatment and refining charges totaling $311 million for 2012, $362 million for 2011 and $413 million for 2010.

Geographic Area
Information concerning financial data by geographic area follows:

	Years Ended December 31,
	2012	2011	2010
Revenues:[a]
United States	$6,285	$7,176	$5,295
Japan	2,181	2,501	3,428
Indonesia	2,054	2,266	2,266
Spain	1,581	1,643	1,483
Switzerland	731	1,219	1,063
Chile	704	741	759
China	579	942	795
Korea	525	561	745
Other	3,370	3,831	3,148
Total	$18,010	$20,880	$18,982

a.	Revenues are attributed to countries based on the location of the customer.

	December 31,
	2012	2011	2010
Long-lived assets:[a]
United States	$8,689	$7,899	$7,101
Indonesia	5,127	4,469	3,475
Democratic Republic of Congo	3,926	3,497	3,220
Peru	3,933	3,265	3,203
Chile	2,587	2,242	1,892
Spain	231	257	266
Other	96	68	48
Total	$24,589	$21,697	$19,205

a.	Long-lived assets exclude deferred tax assets and intangible assets.

Major Customers. Sales to PT Smelting totaled $2.1 billion (11 percent of FCX's consolidated revenues) in 2012 and $2.3 billion in 2011 and 2010 (11 percent and 12 percent, respectively, of FCX's consolidated revenues). Refer to Note 2 for further discussion of FCX’s investment in PT Smelting.

Labor Matters. As of December 31, 2012, approximately 50 percent of FCX's labor force was covered by collective bargaining agreements, and approximately 35 percent of FCX's labor force is covered by agreements that will expire within one year.

Business Segments
Business segments data for the years ended December 31 are presented in the following tables.

Business Segments

	North America Copper Mines			South America					Indonesia		Africa
	Morenci	Other Mines	Total	Cerro Verde		Other Mines	Total		Grasberg		Tenke	Molyb- denum	Rod & Refining	Atlantic Copper Smelting & Refining	Corporate, Other & Elimi- nations	FCX Total
Year Ended December 31, 2012
Revenues:
Unaffiliated customers	$156	$50	$206	$1,767		$2,143	$3,910		$3,611	[a]	$1,349	$1,255	$4,989	$2,683	$7	$18,010
Intersegment	1,846	3,438	5,284	388		430	818		310		10	—	27	26	(6,475)	—
Production and delivery	1,076	1,936	3,012	813		1,301	2,114		2,349		615	1,033	4,993	2,640	(6,374)	10,382
Depreciation, depletion and amortization	122	240	362	139		148	287		212		176	65	9	42	26	1,179
Selling, general and administrative expenses	2	2	4	3		3	6		121		6	13	—	19	262	431
Exploration and research expenses	1	—	1	—		—	—		—		—	3	—	—	281	285
Environmental obligations and shutdown costs	(11)	38	27	—		—	—		—		—	—	—	—	(49)	(22)
Gain on insurance settlement	—	—	—	—		—	—		(59)		—	—	—	—	—	(59)
Operating income (loss)	812	1,272	2,084	1,200		1,121	2,321		1,298		562	141	14	8	(614)	5,814
Interest expense, net	1	5	6	7		—	7		5		1	—	—	12	155	186
Provision for income taxes	—	—	—	228	[b]	329	557	[b]	497		112	—	—	—	344	1,510
Total assets at December 31, 2012	2,445	5,834	8,279	5,821		4,342	10,163		6,591		4,622	2,634	242	992	1,917	35,440
Capital expenditures	266	561	827	558		373	931		843		539	258	6	16	74	3,494

Year Ended December 31, 2011
Revenues:
Unaffiliated customers	$418	$180	$598	$2,115		$2,457	$4,572		$4,504	[a]	$1,282	$1,424	$5,523	$2,969	$8	$20,880
Intersegment	1,697	3,338	5,035	417		269	686		542		7	—	26	15	(6,311)	—
Production and delivery	984	1,645	2,629	827		1,078	1,905		1,791		591	1,036	5,527	2,991	(6,572)	9,898
Depreciation, depletion and amortization	116	163	279	135		123	258		215		140	60	8	40	22	1,022
Selling, general and administrative expenses	2	2	4	4		3	7		124		8	15	—	22	235	415
Exploration and research expenses	7	—	7	—		—	—		—		—	3	—	—	261	271
Environmental obligations and shutdown costs	4	(15)	(11)	—		—	—		—		—	—	1	—	144	134
Operating income (loss)	1,002	1,723	2,725	1,566		1,522	3,088		2,916		550	310	13	(69)	(393)	9,140
Interest expense, net	2	6	8	1		—	1		8		6	—	—	15	274	312
Provision for income taxes	—	—	—	553		522	1,075		1,256		120	—	—	—	636	3,087
Total assets at December 31, 2011	2,006	5,086	7,092	5,110		3,604	8,714		5,349		3,890	2,434	259	1,109	3,223	32,070
Capital expenditures	95	400	495	198		405	603		648		193	461	10	32	92	2,534

a.	Included PT Freeport Indonesia's sales to PT Smelting totaling $2.1 billion in 2012 and $2.3 billion in 2011.

b.	Included a credit of $234 million for the reversal of a net deferred tax liability. Refer to Note 12 for further discussion.

	North America Copper Mines			South America			Indonesia		Africa
	Morenci	Other Mines	Total	Cerro Verde	Other Mines	Total	Grasberg		Tenke	Molyb- denum	Rod & Refining	Atlantic Copper Smelting & Refining	Corporate, Other & Elimi- nations	FCX Total
Year Ended December 31, 2010
Revenues:
Unaffiliated customers	$59	$52	$111	$1,957	$2,449	$4,406	$5,230	[a]	$1,106	$1,205	$4,444	$2,473	$7	$18,982
Intersegment	1,465	2,597	4,062	453	132	585	1,147		—	—	26	18	(5,838)	—
Production and delivery	691	1,361	2,052	705	973	1,678	1,946		488	784	4,442	2,470	(5,525)	8,335
Depreciation, depletion and amortization	134	139	273	148	102	250	257		128	51	8	38	31	1,036
Selling, general and administrative expenses	—	—	—	—	—	—	117		—	11	—	20	233	381
Exploration and research expenses	—	—	—	—	—	—	—		—	2	—	—	141	143
Environmental obligations and shutdown costs	—	—	—	—	—	—	—		—	—	1	—	18	19
Operating income (loss)	699	1,149	1,848	1,557	1,506	3,063	4,057		490	357	19	(37)	(729)	9,068
Interest expense, net	4	10	14	—	—	—	—		5	—	—	10	433	462
Provision for income taxes	—	—	—	516	483	999	1,709		118	—	—	—	157	2,983
Total assets at December 31, 2010	1,940	4,477	6,417	4,272	3,263	7,535	6,048		3,640	1,897	311	1,317	2,221	29,386
Capital expenditures	47	186	233	106	364	470	436		100	89	7	28	49	1,412

a.	Included PT Freeport Indonesia's sales to PT Smelting totaling $2.3 billion.

NOTE 18:  SUPPLEMENTARY MINERAL RESERVE INFORMATION (UNAUDITED)
Recoverable proven and probable reserves have been calculated as of December 31, 2012, in accordance with Industry Guide 7 as required by the Securities Exchange Act of 1934. FCX’s proven and probable reserves may not be comparable to similar information regarding mineral reserves disclosed in accordance with the guidance in other countries. Proven and probable reserves were determined by the use of mapping, drilling, sampling, assaying and evaluation methods generally applied in the mining industry, as more fully discussed below. The term “reserve,” as used in the reserve data presented here, means that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination. The term “proven reserves” means reserves for which (i) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (ii) grade and/or quality are computed from the results of detailed sampling; and (iii) the sites for inspection, sampling and measurements are spaced so closely and the geologic character is sufficiently defined that size, shape, depth and mineral content of reserves are well established. The term “probable reserves” means reserves for which quantity and grade are computed from information similar to that used for proven reserves but the sites for sampling are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

FCX’s reserve estimates are based on the latest available geological and geotechnical studies. FCX conducts ongoing studies of its ore bodies to optimize economic values and to manage risk. FCX revises its mine plans and estimates of proven and probable mineral reserves as required in accordance with the latest available studies.

Estimated recoverable proven and probable reserves at December 31, 2012, were determined using long-term average prices of $2.00 per pound for copper, $750 per ounce for gold and $10 per pound for molybdenum, consistent with the long-term average prices used at year-end 2011 and 2010. For the three-year period ended December 31, 2012, LME spot copper prices averaged $3.67 per pound, London PM gold prices averaged $1,480 per ounce and the weekly average price for molybdenum quoted by Metals Week averaged $14.64 per pound.

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

	Recoverable Proven and Probable Reserves
	December 31, 2012
	Copper[a] (billion pounds)	Gold (million ounces)	Molybdenum (billion pounds)
North America	38.8	0.4	2.69
South America	38.8	1.2	0.73
Indonesia	31.0	30.9	—
Africa	7.9	—	—
Consolidated basis[b]	116.5	32.5	3.42
Net equity interest[c]	93.2	29.4	3.08

a.	Consolidated recoverable copper reserves included 2.9 billion pounds in leach stockpiles and 1.4 billion pounds in mill stockpiles.

b.
Consolidated basis reserves represented estimated metal quantities after reduction for joint venture partner interests at the Morenci mine in North America and the Grasberg minerals district in Indonesia. Excluded from the table above were FCX’s estimated recoverable proven and probable reserves of 0.84 billion pounds of cobalt at Tenke and 321.4 million ounces of silver in Indonesia, South America and North America, which were determined using long-term average prices of $10 per pound for cobalt and $15 per ounce for silver.

c.
Net equity interest reserves represented estimated consolidated basis metal quantities further reduced for noncontrolling interest ownership. Excluded from the table above were FCX’s estimated recoverable proven and probable reserves of 0.47 billion pounds of cobalt at Tenke and 264.2 million ounces of silver in Indonesia, South America and North America.

	100% Basis
		Average Ore Grade Per Metric Ton					Recoverable Proven and Probable Reserves[a]
	Ore (million	Copper	Gold		Molybdenum		Copper (billion	Gold (million		Molybdenum (billion
Year-End	metric tons)	(%)	(grams)		(%)		pounds)	ounces)		pounds)
2008	14,067	0.48	0.17		0.01		118.8	53.4		2.49
2009	13,807	0.49	0.17		0.01		120.9	49.8		2.60
2010	18,516	0.42	0.12		0.01		137.9	47.9		3.41
2011	17,739	0.43	0.12		0.01		136.7	46.1		3.43
2012	17,394	0.43	0.12		0.01		133.5	44.4		3.44

By Area at December 31, 2012:
North America
Developed and producing:
Morenci	4,018	0.27	—		—	[b]	15.4	—		0.15
Bagdad	1,731	0.27	—	[b]	0.01		8.3	0.1		0.40
Safford	186	0.42	—		—		1.4	—		—
Sierrita	2,723	0.23	—	[b]	0.03		12.0	0.1		1.15
Miami	41	0.51	—		—		0.4	—		—
Tyrone	138	0.28	—		—		0.6	—		—
Chino	391	0.42	0.02		—	[b]	2.7	0.2		0.01
Henderson	113	—	—		0.17		—	—		0.36
Climax	198	—	—		0.16		—	—		0.64
Undeveloped:
Cobre	73	0.39	—		—		0.3	—		—
South America
Developed and producing:
Cerro Verde	4,194	0.37	—		0.01		30.4	—		0.73
El Abra	725	0.44	—		—		4.1	—		—
Candelaria	315	0.57	0.13		—		4.2	1.2		—
Ojos del Salado	5	0.98	0.24		—		0.1	—	[b]	—
Indonesia
Developed and producing:
Grasberg open pit	258	0.90	0.98		—		4.3	6.5		—
Deep Ore Zone	176	0.57	0.71		—		1.9	3.1		—
Big Gossan	54	2.26	0.97		—		2.5	1.1		—
Undeveloped:
Grasberg block cave	999	1.01	0.78		—		18.8	16.2		—
Kucing Liar	420	1.25	1.07		—		9.9	6.7		—
Deep Mill Level Zone	517	0.84	0.70		—		8.3	9.2		—
Africa
Developed and producing:
Tenke	119	3.26	—		—		7.9	—		—
Total 100% basis	17,394	0.43	0.12		0.01		133.5	44.4		3.44
Consolidated basis[c]							116.5	32.5		3.42
FCX’s equity share[d]							93.2	29.4		3.08

a.	Included estimated recoverable metals contained in stockpiles.

b.	Amounts not shown because of rounding.

c.
Consolidated basis reserves represented estimated metal quantities after reduction for joint venture partner interests at the Morenci mine in North America and the Grasberg minerals district in Indonesia.

d.	Net equity interest reserves represented estimated consolidated basis metal quantities further reduced for noncontrolling interest ownership.

NOTE 19.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Year
2012
Revenues	$4,605		$4,475		$4,417		$4,513		$18,010
Operating income	1,734		1,311		1,411		1,358	[a,b]	5,814	[a,b]
Net income	1,001		894		1,140	[c]	945		3,980	[c]
Net income attributable to noncontrolling
interests	237		184		316	[c]	202		939	[c]
Net income attributable to FCX common
stockholders	764	[d]	710		824	[c]	743	[a,b]	3,041	[a,b,c,d]
Basic net income per share attributable
to FCX common stockholders	0.81		0.75		0.87		0.78		3.20
Diluted net income per share attributable
to FCX common stockholders	0.80	[d]	0.74		0.86	[c]	0.78	[a,b]	3.19	[a,b,c,d]

2011
Revenues	$5,709		$5,814		$5,195		$4,162		$20,880
Operating income	2,936		2,757		2,150		1,297	[e]	9,140	[e]
Net income	1,861		1,726		1,294		866		5,747
Net income attributable to noncontrolling
interests	362		358		241		226		1,187
Net income attributable to FCX common
stockholders	1,499	[f]	1,368	[f]	1,053	[g]	640	[e]	4,560	[e,f,g]
Basic net income per share attributable
to FCX common stockholders	1.58		1.44		1.11		0.67		4.81
Diluted net income per share attributable
to FCX common stockholders	1.57	[f]	1.43	[f]	1.10	[g]	0.67	[e]	4.78	[e,f,g]

a.
Included a gain of $59 million ($31 million to net income attributable to FCX common stockholders or $0.03 per share) in the fourth quarter and for the year for the settlement of the insurance claim for business interruption and property damage relating to the 2011 incidents affecting PT Freeport Indonesia's concentrate pipelines. Refer to Note 13 for further discussion.

b.
Included a charge of $16 million ($8 million to net income attributable to FCX common stockholders or $0.01 per share) in the fourth quarter and for the year associated with labor agreements at Candelaria. Also included charges of $9 million ($7 million to net income attributable to FCX common stockholders or $0.01 per share) for costs associated with the PXP and MMR transactions.

c.
Included a net tax benefit of $208 million ($108 million attributable to noncontrolling interests and $100 million to net income attributable to FCX common stockholders or $0.11 per share) in the third quarter and $205 million ($107 million attributable to noncontrolling interests and $98 million to net income attributable to FCX common stockholders or $0.11 per share) for the year associated with adjustments to Cerro Verde's deferred income taxes. Refer to Note 12 for further discussion.

d.	Included losses on early extinguishment of debt totaling $149 million ($0.16 per share) in the first quarter and for the year. Refer to Note 9 for further discussion.

e.
Included charges totaling $116 million ($50 million to net income attributable to common stock or $0.05 per share) in the fourth quarter and for the year primarily associated with bonuses for new labor agreements and other employee costs at PT Freeport Indonesia, Cerro Verde and El Abra.

f.
Included losses on early extinguishment of debt totaling $6 million ($0.01 per share) in the first quarter, $54 million ($0.06 per share) in the second quarter and $60 million ($0.06 per share) for the year. Refer to Note 9 for further discussion.

g.
Included additional taxes of $50 million ($0.05 per share) in the third quarter and $49 million ($0.05 per share) for the year associated with Cerro Verde's election to pay a special mining burden during the remaining term of its current stability agreement. Refer to Note 12 for further discussion.

NOTE 20.  SUBSEQUENT EVENTS
On January 21, 2013, FCX, through a newly formed joint venture, entered into a definitive agreement with OM Group, Inc. to acquire a large-scale cobalt refinery located in Kokkola, Finland, and the related sales and marketing business. The acquisition would provide direct end-market access for the cobalt hydroxide production at Tenke. FCX will be the operator of the joint venture with an effective 56 percent ownership interest, with the remaining effective ownership interests held by its partners in TFM, including 24 percent by Lundin Mining Corporation and 20 percent by La Générale des Carrières et des Mines (Gécamines). Under the terms of the agreement, initial consideration of $325 million (subject to working capital adjustments) will be paid at closing, with the potential for additional consideration of up to $110 million over a period of three years, contingent upon the achievement of revenue-based performance targets. The acquisition is subject to customary closing conditions, including required regulatory approvals, and is expected to close in second-quarter 2013.

On February 14, 2013, FCX entered into an agreement for a bank term loan (the Term Loan) in connection with the proposed acquisitions of PXP and MMR. No amounts are currently available to FCX under the Term Loan. The Term Loan will be drawn at the closing of the acquisitions and will provide for an aggregate principal amount of up to $4.0 billion that may be used to fund the cash portion of the merger consideration for both transactions, to refinance certain of PXP's and MMR's outstanding debt, or for general corporate purposes.

The Term Loan will mature in annual amounts equal to 10 percent in the second year, 15 percent in the third year and 20 percent in the fourth year of the aggregate principal amount, and the remainder will mature five years from the date of the first borrowing. The Term Loan will bear interest determined by reference to FCX's credit ratings (currently LIBOR plus 1.50 percent). In connection with the completion of the Term Loan, FCX's interim financing commitments associated with the proposed acquisitions of PXP and MMR were reduced from $9.5 billion to $5.5 billion. FCX is pursuing permanent financing for an additional $5.5 billion to replace the remaining interim financing commitments.

Also on February 14, 2013, FCX and PT Freeport Indonesia entered into a new senior unsecured revolving credit facility, which will refinance and replace FCX's existing revolving credit facility upon completion of the proposed acquisition of PXP. No amounts are currently available to FCX under the new revolving credit facility. At the closing of the acquisition of PXP, the new revolving credit facility will be available for five years in an aggregate principal amount of $3.0 billion, with $500 million available to PT Freeport Indonesia.

The Term Loan and new revolving credit facility both contain customary affirmative covenants and representations, and also contain a number of negative covenants that, among other things, restrict, subject to certain exceptions, the ability of FCX's subsidiaries that are not borrowers or guarantors to incur additional indebtedness (including guarantee obligations) and FCX's ability or the ability of FCX's subsidiaries to: create liens on assets; enter into sale and leaseback transactions; engage in mergers, liquidations and dissolutions; and sell assets. The Term Loan and new revolving credit facility also contain financial ratios governing maximum total leverage and minimum interest coverage.

FCX evaluated events after December 31, 2012, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

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

(b)           Changes in internal controls. During second-quarter 2011, we began a phased implementation of a new enterprise resource planning (ERP) information technology system to upgrade our information technology infrastructure and enhance operating efficiency and effectiveness. Implementation has been completed at our North America, South America, Africa and Indonesia mining operations, and we expect implementation of the ERP system to be completed at all of our operations over an approximate two-year period. During each phase of the implementation, an appropriate level of training of employees, testing of the system and monitoring of the financial results recorded in the system is conducted. Management has updated our system of internal control over financial reporting for the impacted operating business units.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information set forth under the captions “Information About Director Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement to be filed with the Securities and Exchange Commission (SEC), relating to our 2013 annual meeting of stockholders, is incorporated herein by reference. The information required by Item 10 regarding our executive officers appears in a separately captioned heading after Item 4 in Part I of this report.

Item 11.  Executive Compensation.

The information set forth under the captions “Director Compensation” and “Executive Officer Compensation” of our definitive proxy statement to be filed with the SEC, relating to our 2013 annual meeting of stockholders, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the captions “Stock Ownership of Directors and Executive Officers” and “Stock Ownership of Certain Beneficial Owners” of our definitive proxy statement to be filed with the SEC, relating to our 2013 annual meeting of stockholders, is incorporated herein by reference.

Equity Compensation Plan Information

We have equity compensation plans pursuant to which our common stock may be issued to employees and non-employees as compensation pursuant to outstanding equity awards. Only the following two plans, both of which were previously approved by our stockholders, have shares available for future grant: the 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan, which was amended and restated in 2007 and 2010.

The following table presents information regarding these equity compensation plans as of December 31, 2012:

	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans
approved by security holders	32,322,921	[a]	$37.43	32,112,614	[b]
Equity compensation plans not
approved by security holders	—		—	—
Total	32,322,921	[a]	37.43	32,112,614	[b]

a.
Includes shares issuable upon the vesting of 788,198 restricted stock units, and the termination of deferrals with respect to 101,500 restricted stock units that were vested as of December 31, 2012. These awards are not reflected in column (b) as they do not have an exercise price. The number of securities to be issued in column (a) does not include 39,336 outstanding stock appreciation rights, which are payable solely in cash.

b.
As of December 31, 2012, there were 32,110,168 shares remaining available for future issuance under the 2006 Stock Incentive Plan, all of which could be issued pursuant to awards of stock options or stock appreciation rights, and only 12,274,606 of which could be issued pursuant to awards of restricted stock, restricted stock units or “Other Stock-Based Awards,” which awards are valued in whole or in part on the value of the shares of common stock. In addition, there were 2,446 shares remaining available for future issuance under the 2003 Stock Incentive Plan, all of which could be issued pursuant to awards of stock options, stock appreciation rights, restricted stock or “Other Stock-Based Awards.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the caption “Certain Transactions” of our definitive proxy statement to be filed with the SEC, relating to our 2013 annual meeting of stockholders, is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information set forth under the caption “Independent Registered Public Accounting Firm” of our definitive proxy statement to be filed with the SEC, relating to our 2013 annual meeting of stockholders, is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1).                      Financial Statements.

The consolidated statements of income, comprehensive income, cash flows and equity, and the consolidated balance sheets are included as part of Item 8. “Financial Statements and Supplementary Data.”

(a)(2).                      Financial Statement Schedules.

Reference is made to the Index to Financial Statements appearing on page F-1 hereof.

(a)(3).                      Exhibits.

Reference is made to the Exhibit Index beginning on page E-1 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2013.

Freeport-McMoRan Copper & Gold Inc.

By:/s/ Richard C. Adkerson
Richard C. Adkerson
President, Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on February 22, 2013.

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
Stephen H. Siegele

* By: /s/ Richard C. Adkerson
Richard C. Adkerson
Attorney-in-Fact

S - 2

FREEPORT-McMoRan COPPER & GOLD INC.
INDEX TO FINANCIAL STATEMENTS

Our financial statements and the notes thereto, and the report of Ernst & Young LLP included in our 2012 annual report are incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
  FREEPORT-McMoRan COPPER & GOLD INC.

We have audited the consolidated financial statements of Freeport-McMoRan Copper & Gold Inc. as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012, and have issued our report thereon dated February 22, 2013. Our audits also included the financial statement schedule listed in the index above for this Form 10-K. The schedule listed in the index above is the responsibility of the company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Phoenix, Arizona
February 22, 2013

F - 1

  FREEPORT-McMoRan COPPER & GOLD INC.
  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
  (In millions)

		Additions
	Balance at	Charged to	Charged to	Other		Balance at
	Beginning of	Costs and	Other	Additions		End of
	Year	Expense	Accounts	(Deductions)		Year
Reserves and allowances deducted
from asset accounts:
Materials and supplies inventory allowances
Year Ended December 31, 2012	$26	$7	$—	$(6)	[a]	$27
Year Ended December 31, 2011	26	4	—	(4)	[a]	26
Year Ended December 31, 2010	21	11	—	(6)	[a]	26
Valuation allowance for deferred tax assets
Year Ended December 31, 2012	$2,393	$49	$1	$—		$2,443
Year Ended December 31, 2011	2,226	146	21	—		2,393
Year Ended December 31, 2010	2,157	55	14	—		2,226

Reserves for non-income taxes:
Year Ended December 31, 2012	$73	$21	$(2)	$(12)	[b]	$80
Year Ended December 31, 2011	73	12	(2)	(10)	[b]	73
Year Ended December 31, 2010	47	29	—	(3)	[b]	73

a.	Primarily represents write-offs of obsolete materials and supplies inventories.

b.	Represents amounts paid or adjustments to reserves based on revised estimates.

F - 2

FREEPORT-McMoRan COPPER & GOLD INC.
EXHIBIT INDEX
Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
2.1	Agreement and Plan of Merger dated as of November 18, 2006, by and among Freeport-McMoRan Copper & Gold Inc. (FCX), Phelps Dodge Corporation and Panther Acquisition Corporation.		8-K	333-139252	11/20/2006
2.2	Agreement and Plan of Merger by and among Plains Exploration & Production Company, Freeport-McMoRan Copper & Gold Inc. and IMONC LLC, dated as of December 5, 2012.		8-K	001-11307-01	12/6/2012
2.3	Agreement and Plan of Merger by and among McMoRan Exploration Co., Freeport-McMoRan Copper & Gold Inc. and INAVN Corp., dated as of December 5, 2012.		8-K	001-11307-01	12/6/2012
3.1	Composite Certificate of Incorporation of FCX.		10-Q	001-11307-01	8/6/2010
3.2	Amended and Restated By-Laws of FCX, as amended through January 10, 2013.		8-K	001-11307-01	1/17/2013
4.1	Indenture dated as of March 19, 2007, from FCX to The Bank of New York, as Trustee, with respect to the 8.375% Senior Notes due 2017, and the Senior Floating Rate Notes due 2015.		8-K	001-11307-01	3/19/2007
4.2	Indenture dated as of February 13, 2012 between Freeport-McMoRan Copper & Gold Inc. and U.S. Bank National Association, as trustee.		8-K	001-11307-01	2/13/2012
4.3	First Supplemental Indenture dated as of February 13, 2012 between Freeport-McMoRan Copper & Gold Inc. and U.S. Bank National Association, as trustee.		8-K	001-11307-01	2/13/2012
4.4	Second Supplemental Indenture dated as of February 13, 2012 between Freeport-McMoRan Copper & Gold Inc. and U.S. Bank National Association, as trustee.		8-K	001-11307-01	2/13/2012
4.5	Third Supplemental Indenture dated as of February 13, 2012 between Freeport-McMoRan Copper & Gold Inc. and U.S. Bank National Association, as trustee.		8-K	001-11307-01	2/13/2012
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
10.19
Term Loan Agreement dated as of February 14, 2013, among Freeport-McMoRan Copper & Gold Inc., JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, HSBC Bank USA, National Association, Mizuho Corporate Bank, Ltd., Sumitomo Mitsui Banking Corporation, The Bank of Nova Scotia and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as co-documentation agents, and each of the lenders party thereto. Upon consummation of the acquisition of Plains Exploration & Production Company (PXP), the PXP surviving entity, will join the Term Loan as a borrower thereunder.
			8-K	001-11307-01	2/15/2013
10.20
Revolving Credit Agreement dated as of February 14, 2013, among Freeport-McMoRan Copper & Gold Inc., PT Freeport Indonesia, JPMorgan Chase Bank, N.A., as administrative agent and the swingline lender, Bank of America, N.A., as syndication agent, BNP Paribas, Citibank, N.A., HSBC Bank USA, National Association, Muzho Corporate Bank, Ltd., Sumitomo Mitsui Banking Corporation, The Bank of Nova Scotia and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as co-documentation agents, and each of the lenders and issuing banks party thereto. Upon consummation of the acquisition of Plains Exploration & Production Company (PXP), the PXP surviving entity, will join the Revolving Credit Facility as a borrower thereunder.
			8-K	001-11307-01	2/15/2013
10.21	Voting and Support Agreement, dated as of December 5, 2012, by and between Plains Exploration & Production Company, Freeport-McMoRan Copper & Gold Inc. and McMoRan Exploration Co.		8-K	001-11307-01	12/6/2012
10.22	Letter Agreement, dated as of December 5, 2012, by and among James C. Flores, Plains Exploration & Production Company and Freeport-McMoRan Copper & Gold Inc.		8-K	001-11307-01	12/6/2012
10.23	Letter Agreement, dated as of December 5, 2012, by and among Doss R. Bourgeois, Plains Exploration & Production Company and Freeport-McMoRan Copper & Gold Inc.		8-K	001-11307-01	12/6/2012
10.24	Letter Agreement, dated as of December 5, 2012, by and among Winston M. Talbert, Plains Exploration & Production Company and Freeport-McMoRan Copper & Gold Inc.		8-K	001-11307-01	12/6/2012
10.25	Letter Agreement, dated as of December 5, 2012, by and among John F. Wombwell, Plains Exploration & Production Company and Freeport-McMoRan Copper & Gold Inc.		8-K	001-11307-01	12/6/2012
10.26*	FCX Director Compensation.		10-Q	001-11307-01	5/6/2011
10.27*	Amended and Restated Agreement for Consulting Services between FMS and B. M. Rankin, Jr. effective as of January 1, 2010.		10-K	001-11307-01	2/26/2010
10.28*	Amended and Restated Executive Employment Agreement dated effective as of December 2, 2008, between FCX and James R. Moffett.		10-K	001-11307-01	2/26/2009
10.29*	Amended and Restated Change of Control Agreement dated effective as of December 2, 2008, between FCX and James R. Moffett.		10-K	001-11307-01	2/26/2009

FREEPORT-McMoRan COPPER & GOLD INC.
EXHIBIT INDEX
Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
10.31*	Amended and Restated Executive Employment Agreement dated effective as of December 2, 2008, between FCX and Richard C. Adkerson.		10-K	001-11307-01	2/26/2009
10.32*	Amendment to Amended and Restated Executive Employment Agreement dated December 2, 2008, by and between FCX and Richard C. Adkerson, dated April 27, 2011.		8-K	001-11307-01	4/29/2011
10.33*	Amended and Restated Executive Employment Agreement dated effective as of December 2, 2008, between FCX and Kathleen L. Quirk.		10-K	001-11307-01	2/26/2009
10.34*	Amendment to Amended and Restated Executive Employment Agreement dated December 2, 2008, by and between FCX and Kathleen L. Quirk, dated April 27, 2011.		8-K	001-11307-01	4/29/2011
10.35*	FCX Executive Services Program		10-K	001-11307-01	2/27/2012
10.36*	FCX Supplemental Executive Retirement Plan, as amended and restated.		8-K	001-11307-01	2/5/2007
10.37*	FCX Supplemental Executive Capital Accumulation Plan.		10-Q	001-11307-01	5/12/2008
10.38*	FCX Supplemental Executive Capital Accumulation Plan Amendment One.		10-Q	001-11307-01	5/12/2008
10.39*	FCX Supplemental Executive Capital Accumulation Plan Amendment Two.		10-K	001-11307-01	2/26/2009
10.40*	FCX 2005 Supplemental Executive Capital Accumulation Plan.		10-K	001-11307-01	2/26/2009
10.41*	FCX 2005 Supplemental Executive Capital Accumulation Plan Amendment One.		10-K	001-11307-01	2/26/2010
10.42*	FCX 1995 Stock Option Plan for Non-Employee Directors, as amended and restated.		10-Q	001-11307-01	5/10/2007
10.43*	FCX Amended and Restated 1999 Stock Incentive Plan, as amended and restated.		10-Q	001-11307-01	5/10/2007
10.44*	FCX 2003 Stock Incentive Plan, as amended and restated.		10-Q	001-11307-01	5/10/2007
10.45*	Form of Amendment No. 1 to Notice of Grant of Nonqualified Stock Options and Stock Appreciation Rights under the 2004 Director Compensation Plan.		8-K	001-11307-01	5/5/2006
10.46*	FCX 2004 Director Compensation Plan, as amended and restated.		10-Q	001-11307-01	8/6/2010
10.47*	FCX 2005 Annual Incentive Plan, as amended and restated.		10-K	001-11307-01	2/26/2009
10.48*	FCX Amended and Restated 2006 Stock Incentive Plan.		8-K	001-11307-01	6/14/2010
10.49*	Form of Notice of Grant of Nonqualified Stock Options for grants under the FCX 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan.		10-K	001-11307-01	2/29/2008
10.50*	Form of Notice of Grant of Restricted Stock Units for grants under the FCX 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan.		10-K	001-11307-01	2/26/2010
10.51*	Form of Notice of Grant of Nonqualified Stock Options and Restricted Stock Units under the 2006 Stock Incentive Plan (for grants made to non-management directors and advisory directors).		8-K	001-11307-01	6/14/2010

FREEPORT-McMoRan COPPER & GOLD INC.
EXHIBIT INDEX
Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
10.52*
Form of Performance-Based Restricted Stock Unit Agreement for grants under the FCX 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan, (Form used for awards granted prior to 2010).
			10-K	001-11307-01	2/29/2008
10.53*	Form of Notice of Grant of Performance-Based Restricted Stock Units for grants under the FCX 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan.		8-K	001-11307-01	2/5/2010
10.54*
Form of Restricted Stock Unit Agreement (form used in connection with participant elections) for grants under the FCX 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan.
			10-K	001-11307-01	2/29/2008
10.55*
Form of Performance-Based Restricted Stock Unit Agreement (form used in connection with participant elections) for grants under the FCX 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan.
			10-K	001-11307-01	2/29/2008
10.56*	FCX 2009 Annual Incentive Plan		8-K	001-11307-01	6/17/2009
10.57*	Form of Nonqualified Stock Options Grant Agreement (effective February 2012).		10-K	001-11307-01	2/27/2012
10.58*	Form of Restricted Stock Unit Agreement (effective February 2012).		10-K	001-11307-01	2/27/2012
10.59*	Form of Performance-Based Restricted Stock Unit Agreement (effective February 2012).		10-K	001-11307-01	2/27/2012
12.1	FCX Computation of Ratio of Earnings to Fixed Charges.	X
14.1	FCX Principles of Business Conduct.		10-K	001-11307-01	2/29/2008
21.1	Subsidiaries of FCX.	X
23.1	Consent of Ernst & Young LLP.	X
24.1	Certified resolution of the Board of Directors of FCX authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney.	X
24.2	Powers of Attorney pursuant to which this report has been signed on behalf of certain officers and directors of FCX.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.	X
95.1	Mine Safety Disclosure	X
99.1
Asset and Stock Purchase Agreement among OMG Harjavalta Chemicals Holding BV, OMG Americas, Inc., OM Group, Inc., Koboltti Chemicals Holdings Limited and solely for purposes of Section 10.13 and Exhibit A, Freeport-McMoRan Corporation, dated as of January 21, 2013.
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