Form 10-Q
period 2013-03-31
FREEPORT MCMORAN COPPER & GOLD INC
filed 2013-05-06
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
☐ Yes ☑ No

On April 30, 2013, there were issued and outstanding 949,742,416 shares of the registrant’s common stock, par value $0.10 per share.

FREEPORT-McMoRan COPPER & GOLD INC.

.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2013	December 31, 2012
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$9,595	$3,705
Trade accounts receivable	1,082	927
Other accounts receivable	687	702
Inventories:
Mill and leach stockpiles	1,698	1,672
Materials and supplies, net	1,575	1,504
Product	1,536	1,400
Other current assets	410	387
Total current assets	16,583	10,297
Property, plant, equipment and development costs, net	21,689	20,999
Long-term mill and leach stockpiles	2,081	1,955
Other assets	2,235	2,189
Total assets	$42,588	$35,440

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,892	$3,007
Current portion of reclamation and environmental obligations	254	241
Accrued income taxes	125	93
Current portion of debt	4	2
Total current liabilities	3,275	3,343
Long-term debt, less current portion	10,088	3,525
Deferred income taxes	3,580	3,490
Reclamation and environmental obligations, less current portion	2,130	2,127
Other liabilities	1,666	1,644
Total liabilities	20,739	14,129
Equity:
FCX stockholders’ equity:
Common stock	107	107
Capital in excess of par value	19,163	19,119
Retained earnings	2,750	2,399
Accumulated other comprehensive loss	(500)	(506)
Common stock held in treasury	(3,580)	(3,576)
Total FCX stockholders’ equity	17,940	17,543
Noncontrolling interests	3,909	3,768
Total equity	21,849	21,311
Total liabilities and equity	$42,588	$35,440

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(In millions, except per share amounts)
Revenues	$4,583	$4,605
Cost of sales:
Production and delivery	2,719	2,428
Depreciation, depletion and amortization	329	267
Total cost of sales	3,048	2,695
Selling, general and administrative expenses	113	104
Exploration and research expenses	52	62
Environmental obligations and shutdown costs	15	10
Total costs and expenses	3,228	2,871
Operating income	1,355	1,734
Interest expense, net	(57)	(63)
Losses on early extinguishment of debt	(45)	(168)
Other expense, net	(3)	(13)
Income before income taxes and equity in affiliated companies' net earnings	1,250	1,490
Provision for income taxes	(428)	(491)
Equity in affiliated companies’ net earnings	2	2
Net income	824	1,001
Net income attributable to noncontrolling interests	(176)	(237)
Net income attributable to FCX common stockholders	$648	$764

Net income per share attributable to FCX common stockholders:
Basic	$0.68	$0.81
Diluted	$0.68	$0.80

Weighted-average common shares outstanding:
Basic	950	949
Diluted	953	955

Dividends declared per share of common stock	$0.3125	$0.3125

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(In millions)

Net income	$824	$1,001

Other comprehensive income, net of taxes:
Defined benefit plans:
Amortization of unrecognized amounts included in net
periodic benefit costs	7	7
Adjustment to deferred tax valuation allowance	—	5
Unrealized losses on securities arising during the period	(1)	—
Other comprehensive income	6	12

Total comprehensive income	830	1,013
Total comprehensive income attributable to noncontrolling interests	(176)	(237)
Total comprehensive income attributable to FCX common stockholders	$654	$776

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(In millions)
Cash flow from operating activities:
Net income	$824	$1,001
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	329	267
Stock-based compensation	41	32
Pension plans contributions	(22)	(52)
Net charges for reclamation and environmental obligations, including accretion	34	35
Payments for reclamation and environmental obligations	(36)	(45)
Losses on early extinguishment of debt	45	168
Deferred income taxes	136	168
Increase in long-term mill and leach stockpiles	(126)	(61)
Other, net	36	8
(Increases) decreases in working capital and other tax payments:
Accounts receivable	(113)	(482)
Inventories	(67)	(248)
Other current assets	(48)	40
Accounts payable and accrued liabilities	(201)	(64)
Accrued income taxes and other tax payments	(1)	34
Net cash provided by operating activities	831	801

Cash flow from investing activities:
Capital expenditures:
North America copper mines	(258)	(143)
South America	(226)	(152)
Indonesia	(191)	(182)
Africa	(57)	(127)
Molybdenum mines	(40)	(93)
Other	(33)	(10)
Acquisition of cobalt chemical business, net of cash acquired	(321)	—
Other, net	14	(7)
Net cash used in investing activities	(1,112)	(714)

Cash flow from financing activities:
Proceeds from debt	6,615	3,004
Repayments of debt	(39)	(3,159)
Cash dividends paid:
Common stock	(297)	(238)
Noncontrolling interests	(35)	(1)
Debt financing costs	(72)	(22)
Net payments for stock-based awards	(2)	(4)
Excess tax benefit from stock-based awards	1	7
Net cash provided by (used in) financing activities	6,171	(413)

Net increase (decrease) in cash and cash equivalents	5,890	(326)
Cash and cash equivalents at beginning of year	3,705	4,822
Cash and cash equivalents at end of period	$9,595	$4,496
The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

	FCX Stockholders’ Equity
	Common Stock			Retained Earnings	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total FCX Stock-holders' Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)

Balance at December 31, 2012	1,073	$107	$19,119	$2,399	$(506)	124	$(3,576)	$17,543	$3,768	$21,311
Exercised and issued stock-based awards	1	—	2	—	—	—	—	2	—	2
Stock-based compensation	—	—	41	—	—	—	—	41	—	41
Tax benefit for stock-based awards	—	—	1	—	—	—	—	1	—	1
Tender of shares for stock-based awards	—	—	—	—	—	—	(4)	(4)	—	(4)
Dividends on common stock	—	—	—	(297)	—	—	—	(297)	—	(297)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(35)	(35)
Total comprehensive income	—	—	—	648	6	—	—	654	176	830
Balance at March 31, 2013	1,074	$107	$19,163	$2,750	$(500)	124	$(3,580)	$17,940	$3,909	$21,849

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. GENERAL INFORMATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles (GAAP) in the United States (U.S.). Therefore, this information should be read in conjunction with Freeport-McMoRan Copper & Gold Inc.’s (FCX) consolidated financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2012. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three-month period ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

2. ACQUISITIONS
Cobalt Chemical Refinery Business. On March 29, 2013, FCX, through a newly formed consolidated joint venture, completed the acquisition of a cobalt chemical refinery in Kokkola, Finland, and the related sales and marketing business. The acquisition provides direct end-market access for the cobalt hydroxide production at Tenke Fungurume Mining S.A.R.L. (TFM or Tenke). The joint venture operates under the name Freeport Cobalt, and FCX is the operator with an effective 56 percent ownership interest. The remaining effective ownership interest is held by its partners in TFM, including 24 percent by Lundin Mining Corporation (Lundin) and 20 percent by La Générale des Carrières et des Mines (Gécamines). Initial consideration paid was $355 million, which included $34 million for cash acquired and is subject to a working capital adjustment, and was funded 70 percent by FCX and 30 percent by Lundin. Under the terms of the acquisition agreement, there is also the potential for additional consideration of up to $110 million over a period of three years, contingent upon the achievement of revenue-based performance targets. The initial estimates of the fair value of assets acquired and liabilities assumed are included in FCX's consolidated financial statements as of March 31, 2013.

Pending Acquisitions. On December 5, 2012, FCX announced definitive agreements to acquire, in separate transactions, Plains Exploration & Production Company (PXP) and McMoRan Exploration Co. (MMR). PXP per-share consideration is equivalent to 0.6531 shares of FCX's common stock and $25.00 in cash (approximately $3.4 billion in cash and 91 million shares of FCX common stock). MMR per-share consideration consists of $14.75 in cash (approximately $3.4 billion in cash, or $2.1 billion net of MMR interests owned by FCX and PXP) and 1.15 units of a royalty trust, which will hold a five percent overriding royalty interest in future production from MMR's existing shallow water ultra-deep prospects. As further discussed in Note 6, in March 2013, FCX issued $6.5 billion of senior notes for net proceeds of $6.4 billion, which will be used, together with a five-year bank term loan that provides for borrowings up to $4.0 billion, to fund the cash portion of the merger consideration for both transactions and the repayment of certain indebtedness of PXP and MMR.

Completion of each transaction is subject to receipt of PXP and MMR stockholder approval of their respective transactions. The PXP transaction is not conditioned on the closing of the MMR transaction, and the MMR transaction is not conditioned on the closing of the PXP transaction. On April 18, 2013, PXP announced that it will hold a special meeting of its stockholders on May 20, 2013, to vote on the proposed acquisition of PXP by FCX. On May 3, 2013, MMR announced it will hold a special meeting of its stockholders on June 3, 2013, to vote on the proposed acquisition of MMR by FCX. Both transactions are expected to close in second-quarter 2013, subject to satisfaction of all conditions to closing.

The information contained in the consolidated financial statements and the notes herein does not reflect FCX's pending acquisitions of PXP or MMR.

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

	Three Months Ended
	March 31,
	2013	2012
Net income	$824	$1,001
Net income attributable to noncontrolling interests	(176)	(237)
Net income attributable to FCX common stockholders	$648	$764

Weighted-average shares of common stock outstanding	950	949
Add shares issuable upon exercise or vesting of
dilutive stock options and restricted stock units	3	6	[a]
Weighted-average shares of common stock outstanding
for purposes of calculating diluted net income per share	953	955

Diluted net income per share attributable to FCX common stockholders	$0.68	$0.80

a.
Excluded shares of common stock associated with outstanding stock options with exercise prices less than the average market price of FCX's common stock that were anti-dilutive based on the treasury stock method of approximately three million for first-quarter 2012.

Outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of diluted net income per share of common stock. Excluded amounts were 29 million stock options with a weighted-average exercise price of $41.35 per option for first-quarter 2013 and 9 million stock options with a weighted-average exercise price of $50.63 per option for first-quarter 2012.

4. INVENTORIES, INCLUDING LONG-TERM MILL AND LEACH STOCKPILES
The components of inventories follow (in millions):

	March 31, 2013	December 31, 2012
Raw materials (primarily concentrates)	$171	$237
Work-in-process[a]	237	252
Finished goods[b]	1,128	911
Total product inventories	$1,536	$1,400

Total materials and supplies, net[c]	$1,575	$1,504

a.	FCX's mining operations also have work-in-process inventories that are included in mill and leach stockpiles.

b.	Primarily included molybdenum concentrates and copper concentrates, anodes, cathodes and rod.

c.	Materials and supplies inventory was net of obsolescence reserves totaling $27 million at March 31, 2013, and December 31, 2012.

A summary of mill and leach stockpiles follows (in millions):

	March 31, 2013	December 31, 2012
Current:
Mill stockpiles	$112	$104
Leach stockpiles	1,586	1,568
Total current mill and leach stockpiles	$1,698	$1,672
Long-term:[a]
Mill stockpiles	$627	$615
Leach stockpiles	1,454	1,340
Total long-term mill and leach stockpiles	$2,081	$1,955

a.	Metals in stockpiles not expected to be recovered within the next 12 months.

5. INCOME TAXES
Geographic sources of FCX's provision for income taxes follow (in millions):

	Three Months Ended
	March 31,
	2013	2012
United States operations	$71	$83
International operations	357	408
Total	$428	$491

FCX’s consolidated effective income tax rate was 34 percent for first-quarter 2013 and 33 percent for first-quarter 2012. Variations in the relative proportions of jurisdictional income can result in fluctuations to FCX’s consolidated effective income tax rate.

6. DEBT AND EQUITY TRANSACTIONS
On February 14, 2013, FCX entered into an agreement for a $4.0 billion bank term loan (the Term Loan) in connection with the pending acquisitions of PXP and MMR. Borrowings of up to $4.0 billion under the Term Loan will become available to FCX upon the closing of the PXP and/or the MMR acquisitions to fund the cash portion of the merger consideration for both transactions, to refinance certain of PXP's and MMR's outstanding debt, or for general corporate purposes. At the time the PXP transaction closes, PXP will join the Term Loan as a borrower.

The Term Loan will amortize in equal quarterly installments during the second, third and fourth years of the Term Loan in annual amounts equal to 10 percent, 15 percent and 20 percent, respectively, of the original aggregate principal amount, and the remainder will mature five years from the date of the first borrowing. At FCX's option, the Term Loan will bear interest at either an adjusted London Interbank Offered Rate (LIBOR) or an alternate-based rate (as defined under the Term Loan agreement) plus a spread to be determined by reference to FCX's credit ratings (currently LIBOR plus 1.50 percent or the alternate-based rate plus 50 basis points). FCX expects to select LIBOR for amounts borrowed at closing.

Also on February 14, 2013, FCX and PT Freeport Indonesia entered into a new senior unsecured $3.0 billion revolving credit facility, which will refinance and replace FCX's existing revolving credit facility (scheduled to mature on March 30, 2016) upon completion of the pending acquisition of PXP. Interest on the new revolving credit facility will be determined by reference to FCX's credit rating (currently LIBOR plus 1.50 percent). At the time the PXP acquisition closes, PXP will join the revolving credit facility as a borrower. No amounts are currently available to FCX under the new revolving credit facility. At the closing of the acquisition of PXP, the new revolving credit facility will be available for five years in an aggregate principal amount of $3.0 billion, with $500 million available to PT Freeport Indonesia.

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

On March 7, 2013, in connection with the financing of FCX's pending acquisitions of PXP and MMR, FCX issued $6.5 billion of senior notes in four tranches. FCX sold $1.5 billion of 2.375% Senior Notes due March 2018 (5-year notes), $1.0 billion of 3.100% Senior Notes due March 2020 (7-year notes), $2.0 billion of 3.875% Senior Notes due March 2023 (10-year notes) and $2.0 billion of 5.450% Senior Notes due March 2043 (30-year notes) for total net proceeds of $6.4 billion. Interest on these notes is payable semiannually on March 15 and September 15, commencing on September 15, 2013. FCX expects to use the proceeds from the senior notes, together with available funds from its Term Loan, to fund the acquisitions of PXP and MMR, including the payment of cash consideration for the acquisitions and the repayment of certain indebtedness. If the PXP acquisition does not close, FCX will be required to redeem all the outstanding 7-year, 10-year and 30-year notes at 101 percent plus accrued and unpaid interest.

FCX recorded a loss on early extinguishment of debt of $45 million ($40 million to net income attributable to FCX common stockholders) in first-quarter 2013 for financing costs incurred for the terminated $9.5 billion acquisition bridge loan facility, which was entered into in December 2012 to provide interim financing for the acquisitions of PXP and MMR.

In February 2012, FCX sold $500 million of 1.40% Senior Notes due 2015, $500 million of 2.15% Senior Notes due 2017 and $2.0 billion of 3.55% Senior Notes due 2022 for total net proceeds of $2.97 billion. These notes bear interest payable semiannually.

On March 14, 2012, FCX redeemed the remaining $3.0 billion of its outstanding 8.375% Senior Notes due 2017, for which holders received 104.553 percent of the principal amount together with the accrued and unpaid interest. As a result of this redemption, FCX recorded a loss on early extinguishment of debt of $168 million ($149 million to net income attributable to FCX common stockholders) in first-quarter 2012.

Consolidated interest expense (excluding capitalized interest) totaled $75 million in first-quarter 2013 and $99 million in first-quarter 2012. Capitalized interest totaled $18 million in first-quarter 2013 and $36 million in first-quarter 2012.

On March 27, 2013, FCX's Board of Directors declared a quarterly dividend of $0.3125 per share, which was paid on May 1, 2013, to common shareholders of record at the close of business on April 15, 2013.

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

Commodity Contracts.  From time to time, FCX has entered into forward, futures and swap contracts to hedge the market risk associated with fluctuations in the prices of commodities it purchases and sells. Derivative financial instruments used by FCX to manage its risks do not contain credit risk-related contingent provisions. As of March 31, 2013, FCX had no price protection contracts relating to its mine production. A discussion of FCX’s derivative commodity contracts and programs follows.

Derivatives Designated as Hedging Instruments – Fair Value Hedges
Copper Futures and Swap Contracts. Some of FCX's U.S. copper rod customers request a fixed market price instead of the New York Mercantile Exchange (COMEX) average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures and swap contracts and then liquidating the copper futures contracts and settling the copper swap contracts during the month of shipment, which generally results in FCX receiving the COMEX average copper price in the month of shipment. Hedging gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses during the three-month periods ended March 31, 2013 and 2012, resulting from hedge ineffectiveness. At March 31, 2013, FCX held copper futures and swap contracts that qualified for hedge accounting for 57 million pounds at an average contract price of $3.54 per pound, with maturities through March 2014.

A summary of gains (losses) recognized in revenues for derivative financial instruments related to commodity contracts that are designated and qualify as fair value hedge transactions, along with the unrealized gains (losses) on the related hedged item (firm sales commitments) follows (in millions):

	Three Months Ended
	March 31,
	2013	2012
Copper futures and swap contracts:
Unrealized (losses) gains:
Derivative financial instruments	$(12)	$18
Hedged item	12	(18)

Realized (losses) gains:
Matured derivative financial instruments	(2)	10

Derivatives Not Designated as Hedging Instruments
Embedded Derivatives. As described in Note 1 to FCX’s annual report on Form 10-K for the year ended December 31, 2012, under “Revenue Recognition,” certain FCX copper concentrate, copper cathode and gold sales contracts provide for provisional pricing primarily based on the London Metal Exchange (LME) price (copper) or the COMEX price (copper) and the London Bullion Market Association (London PM) price (gold) at the time of shipment as specified in the contract. Similarly, FCX purchases copper under contracts that provide for provisional pricing. FCX applies the normal purchases and normal sales scope exception in accordance with derivatives and hedge accounting guidance to the host sales agreements since the contracts do not allow for net settlement and always result in physical delivery. Sales and purchases with a provisional sales price contain an embedded derivative (i.e., the price settlement mechanism that is settled after the time of delivery) that is required to be bifurcated from the host contract. The host contract is the sale or purchase of the metals contained in the concentrates or cathodes at the then-current LME or COMEX price (copper) or the London PM price (gold) as defined in the contract. Mark-to-market price fluctuations recorded through the settlement date are reflected in revenues for sales contracts and in cost of sales as production and delivery costs for purchase contracts.

A summary of FCX’s embedded derivatives at March 31, 2013, follows:

	Open Positions	Average Price Per Unit		Maturities Through
		Contract	Market
Embedded derivatives in provisional sales contracts:
Copper (millions of pounds)	491	$3.57	$3.41	August 2013
Gold (thousands of ounces)	105	1,606	1,601	July 2013
Embedded derivatives in provisional purchase contracts:
Copper (millions of pounds)	124	3.57	3.42	July 2013

Copper Forward Contracts. Atlantic Copper, FCX’s wholly owned smelting and refining unit in Spain, enters into forward copper contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in cost of sales. At March 31, 2013, Atlantic Copper held net forward copper sales contracts for 16 million pounds at an average contract price of $3.48 per pound, with maturities through June 2013.

A summary of the realized and unrealized gains (losses) recognized in income before income taxes and equity in affiliated companies’ net earnings for commodity contracts that do not qualify as hedge transactions, including embedded derivatives, follows (in millions):

	Three Months Ended
	March 31,
	2013	2012
Embedded derivatives in provisional sales contracts[a]	$(83)	$184
Copper forward contracts[b]	3	11

a.	Amounts recorded in revenues.

b.	Amounts recorded in cost of sales as production and delivery costs.

Unsettled Derivative Financial Instruments
A summary of the fair values of unsettled derivative financial instruments recorded on the consolidated balance sheets follows (in millions):

	March 31, 2013	December 31, 2012
Derivatives designated as hedging instruments
Commodity contracts:
Copper futures and swap contracts:[a]
Asset position[b]	$—	$5
Liability position[c]	8	1

Derivatives not designated as hedging instruments
Commodity contracts:
Embedded derivatives in provisional sales/purchase contracts:[d]
Gross amounts in an asset position	$19	$36
Less gross amounts offset in the balance sheet	—	8
Net amounts in an asset position	$19	$28

Gross amounts in a liability position	$79	$27
Less gross amounts offset in the balance sheet	—	8
Net amounts in a liability position	$79	$19

Copper forward contracts:
Asset position[b]	$1	$—

a.	FCX paid $10 million to brokers at March 31, 2013, and $7 million at December 31, 2012, for margin requirements (recorded in other current assets).

b.	Amounts recorded in other current assets.

c.	Amounts recorded in accounts payable and accrued liabilities.

d.
These derivatives are the only derivatives that are offset in the balance sheet in accordance with accounting guidance. Based on the respective contract, embedded derivatives on provisional sales/purchases are netted with the corresponding outstanding receivable/payable balances. At March 31, 2013, the net amounts were in a net liability position of $60 million, of which a credit of $43 million was netted against trade accounts receivable, and a credit of $17 million was included in accounts payable and accrued liabilities. At December 31, 2012, the net amounts were in a net asset position of $9 million, of which a debit of $15 million was included in trade accounts receivable, and a credit of $6 million was included in accounts payable and accrued liabilities.

Credit Risk.  FCX is exposed to credit loss when financial institutions with which FCX has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. FCX does not anticipate that any of the counterparties it deals with will default on their obligations. As of March 31, 2013, FCX did not have significant credit exposure associated with derivative transactions.

Other Financial Instruments.  Other financial instruments include cash and cash equivalents, accounts receivable, investment securities, trust assets, accounts payable and accrued liabilities, and long-term debt. The carrying value for cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities approximates fair value because of their short-term nature and generally negligible credit losses (refer to Note 8 for the fair values of investment securities, trust assets and long-term debt).

A summary of cash and cash equivalents follows (in millions):

	March 31, 2013	December 31, 2012
Money market funds	$8,367	$2,991
Time deposits	697	514
Overnight repurchase agreement[a]	300	—
Cash in banks	231	200
Total cash and cash equivalents	$9,595	$3,705

a.
In the first quarter of 2013, FCX entered into an overnight repurchase agreement with a financial institution. In connection with the agreement, FCX purchases an undivided interest in U.S. government treasury and/or agency securities at market value, and the financial institution agrees to repurchase the securities on demand (the following business day) at the original purchase price plus a designated interest rate. FCX does not participate in the actual return on the underlying securities. Because of its short-term, highly liquid nature, and the insignificant risk of changes in value, FCX considers this financial instrument a cash equivalent.

8. FAIR VALUE MEASUREMENT
Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). FCX did not have any significant transfers in or out of Levels 1, 2 or 3 for first-quarter 2013.

A summary of the carrying amount and fair value of FCX’s financial instruments other than cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities follows (in millions):

	At March 31, 2013
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets
Investment securities (current and long-term):
MMR investment[b]	$439	$592	$—	$592	$—
U.S. core fixed income fund[a,c]	22	22	—	22	—
Money market funds[a,c]	16	16	16	—	—
Equity securities[a,c]	7	7	7	—	—
Total investment securities	484	637	23	614	—

Trust assets (long-term):[a,c]
U.S. core fixed income fund	49	49	—	49	—
Government mortgage-backed securities	40	40	—	40	—
Corporate bonds	28	28	—	28	—
Government bonds and notes	19	19	—	19	—
Asset-backed securities	18	18	—	18	—
Money market funds	7	7	7	—	—
Municipal bonds	1	1	—	1	—
Total trust assets	162	162	7	155	—

Derivatives:[a]
Embedded derivatives in provisional sales/purchase
contracts in a gross asset position[d]	19	19	—	19	—
Copper forward contracts[e]	1	1	1	—	—
Total derivative assets	20	20	1	19	—

Total assets		$819	$31	$788	$—

Liabilities
Derivatives:[a]
Embedded derivatives in provisional sales/purchase
contracts in a gross liability position[d]	$79	$79	$—	$79	$—
Copper futures and swap contracts[f]	8	8	6	2	—
Total derivative liabilities	87	87	6	81	—

Long-term debt, including current portion[g]	10,092	10,129	—	10,129	—

Total liabilities		$10,216	$6	$10,210	$—

	At December 31, 2012
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets
Investment securities (current and long-term):
MMR investment[b]	$446	$539	$—	$539	$—
U.S. core fixed income fund[a,c]	22	22	—	22	—
Money market funds[a,c]	16	16	16	—	—
Equity securities[a,c]	8	8	8	—	—
Total investment securities	492	585	24	561	—

Trust assets (long-term):[a,c]
U.S. core fixed income fund	50	50	—	50	—
Government mortgage-backed securities	36	36	—	36	—
Corporate bonds	30	30	—	30	—
Government bonds and notes	24	24	—	24	—
Asset-backed securities	15	15	—	15	—
Money market funds	7	7	7	—	—
Municipal bonds	1	1	—	1	—
Total trust assets	163	163	7	156	—

Derivatives:[a]
Embedded derivatives in provisional sales/purchase
contracts in a gross asset position[d]	36	36	—	36	—
Copper futures and swaps contracts[e]	5	5	5	—	—
Total derivative assets	41	41	5	36	—

Total assets		$789	$36	$753	$—

Liabilities
Derivatives:[a]
Embedded derivatives in provisional sales/purchase
contracts in a gross liability position[d]	$27	$27	$—	$27	$—
Copper futures and swap contracts[f]	1	1	1	—	—
Total derivative liabilities	28	28	1	27	—

Long-term debt, including current portion[g]	3,527	3,589	—	3,589	—

Total liabilities		$3,617	$1	$3,616	$—

a.	Recorded at fair value.

b.	Recorded at cost and included in other assets.

c.	Current portion included in other current assets and long-term portion included in other assets.

d.	Embedded derivatives are recorded in trade accounts receivable and/or accounts payable and accrued liabilities (refer to Note 7 for further discussion).

e.	Included in other current assets.

f.	Included in accounts payable and accrued liabilities.

g.	Recorded at cost except for long-term debt acquired in the FMC acquisition, which was recorded at fair value at the acquisition date.

Valuation Techniques

Money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

FCX's investment in MMR's 5.75% Convertible Perpetual Preferred Stock (MMR investment) is not actively traded. Historically, FCX used a pricing simulation model in determining fair value of the MMR investment; however, because of the definitive agreement to acquire MMR (refer to Note 2), FCX incorporated a discounted cash flow model in determining fair value of the MMR investment at March 31, 2013. Accordingly, FCX primarily valued its MMR investment based on a discounted cash flow model that uses risk-adjusted discount rates as the most significant observable input and an expected settlement date. FCX continues to classify this valuation within Level 2 of the fair value hierarchy.

Fixed income securities (U.S. core fixed income funds, government securities, corporate bonds, asset-backed securities and municipal bonds) are valued using a bid evaluation or a mid evaluation. A bid evaluation is an estimated price at which a dealer would pay for a security. A mid evaluation is the average of the estimated price at which a dealer would sell a security and the estimated price at which a dealer would pay for a security. These evaluations are based on quoted prices, if available, or models that use observable inputs and, as such, are classified within Level 2 of the fair value hierarchy.

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

FCX’s derivative financial instruments for copper futures and swap contracts and copper forward contracts that are traded on the respective exchanges are classified within Level 1 of the fair value hierarchy because they are valued using quoted monthly COMEX or LME forward prices at each reporting date based on the month of maturity (refer to Note 7 for further discussion). Certain of these contracts are traded on the over-the-counter market and are classified within Level 2 of the fair value hierarchy.

Long-term debt, including the current portion, is valued using prices obtained from a readily available pricing source and, as such, is classified within Level 2 of the fair value hierarchy.

The techniques described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with other market participants, the use of different techniques or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the techniques used at March 31, 2013, except as otherwise described above.

9. CONTINGENCIES AND COMMITMENTS
Litigation. The following information includes a discussion of updates to previously reported legal proceedings included in Note 13 of FCX's annual report on Form 10-K for the year ended December 31, 2012.

Shareholder Litigation. In re Freeport-McMoRan Copper & Gold Inc. Derivative Litigation, No. 8145-VCN, consolidated in the Delaware Court of Chancery on January 25, 2013. On March 18, 2013, the Delaware Court of Chancery granted the stipulation made by the parties to allow the plaintiffs in In re Freeport-McMoRan Derivative Litigation, No. CV2012-018351, consolidated in the Arizona Superior Court on February 6, 2013, to intervene in the consolidated Delaware action. On March 18, 2013, the Arizona plaintiffs agreed to seek a permanent stay of the Arizona actions, and on March 20, 2013, the Arizona Superior Court extended the stay until June 7, 2013. On March 21, 2013, the plaintiffs in the consolidated Delaware action informed the Delaware Court of Chancery that they will not seek a preliminary injunction barring either the PXP merger or the MMR merger.
Stephen Blau MD Money Purchase Pension Plan Trust v. Moffett et al., No. 8384-VCN, Delaware Court of Chancery, filed March 5, 2013. On March 5, 2013, an additional derivative action challenging the MMR merger and the PXP merger was filed on behalf of FCX by a purported FCX stockholder in the Delaware Court of Chancery. The action names some or all of the following as defendants: the directors and certain officers of FCX, two FCX subsidiaries, PXP and certain of its directors, and MMR and certain of its directors and officers. The action alleges, among other things, that the FCX directors breached their fiduciary duties to FCX stockholders because they, among other things, pursued their own interests at the expense of stockholders in approving the PXP and MMR mergers. The complaint also alleges that some or all of the following parties aided and abetted the wrongful acts allegedly committed by the directors and certain officers of FCX, two FCX subsidiaries, PXP and certain of its directors, and MMR and certain of its directors and officers. The action seeks as relief, among other things, enjoining defendants temporarily and permanently from taking any steps to accomplish or implement the proposed PXP and MMR mergers under the terms proposed and requiring submission of the proposed PXP and MMR mergers to a vote of FCX stockholders, damages, and attorneys' fees and costs. This action has not yet been consolidated into the Delaware action.
In re Plains Exploration & Production Company Stockholder Litigation, No. 8090-VCN, consolidated in the Delaware Court of Chancery on January 15, 2013. On March 22, 2013, the plaintiffs filed a brief in support of their motion for preliminary injunction which was filed on February 15, 2013. The Delaware Court of Chancery held a hearing on May 1, 2013, regarding the plaintiffs' motion for preliminary injunction. A ruling is expected in the near future.
In re McMoRan Exploration Co. Stockholder Litigation, No. 8132-VCN, consolidated in the Delaware Court of Chancery on January 25, 2013. On March 21, 2013, the plaintiffs filed a brief in support of their motion for preliminary injunction which was filed on December 20, 2012.
Langley v. Moffett et al., No. 2012-11904, Civil District Court for the Parish of Orleans of the State of Louisiana, filed December 19, 2012. On April 19, 2013, the Louisiana Civil District Court granted defendants' motion to stay the action pending the resolution of the consolidated action brought by MMR stockholders in the Delaware Court of Chancery.
FCX intends to defend itself vigorously in these matters.
Tax Matters. As reported in Note 13 of FCX's annual report on Form 10-K for the year ended December 31, 2012, PT Freeport Indonesia has received assessments from the Indonesian tax authorities for additional taxes and interest related to various audit exceptions for the years 2005, 2006 and 2007. During first-quarter 2013, PT Freeport Indonesia also received assessments from the Indonesian tax authorities for additional taxes of $59 million and interest of $55 million related to various audit exceptions for 2008. As of March 31, 2013, PT Freeport Indonesia has paid $190 million (of which $148 million is included in other assets) for the tax assessments. PT Freeport Indonesia has filed objections to the 2005, 2006 and 2007 assessments because it believes it has properly determined and paid its taxes.

10. NEW ACCOUNTING STANDARDS
In December 2011, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) that requires companies to disclose information regarding offsetting and other arrangements for derivatives and other financial instruments. Additionally, in January 2013, FASB issued an ASU that limited the scope of the balance sheet offsetting disclosures to derivatives, repurchase agreements and securities lending transactions to the extent that they are (i) offset in the financial statements or (ii) subject to an enforceable master netting arrangement or similar arrangement. FCX adopted this guidance effective January 1, 2013.

In February 2013, FASB issued an ASU that clarified the reclassification requirements from accumulated other comprehensive income to net income. This ASU requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount is reclassified in its entirety to net income in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to the related note on the face of the financial statements for additional information. FCX adopted this guidance effective January 1, 2013.

11. SUBSEQUENT EVENTS
FCX evaluated events after March 31, 2013, and through the date the consolidated financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these consolidated financial statements.

12. BUSINESS SEGMENTS
FCX has organized its operations into five primary divisions – North America copper mines, South America mining, Indonesia mining, Africa mining and Molybdenum mines. Notwithstanding this structure, FCX internally reports information on a mine-by-mine basis. Therefore, FCX concluded that its operating segments include individual mines or operations. Operating segments that meet certain thresholds are reportable segments. Beginning in first-quarter 2013, the Molybdenum operations division was revised to only report FCX's two molybdenum mines in North America - the Henderson underground mine and the Climax open-pit mine, both in Colorado - as a division (i.e. Molybdenum mines). The molybdenum sales company and related conversion facilities are included with Corporate, Other & Eliminations in the following segment tables. In addition, FCX revised its segment disclosures for the three months ended March 31, 2012, to conform with the current period presentation.

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

Business Segments

(In millions)	North America Copper Mines			South America			Indonesia		Africa
												Atlantic	Corporate,
										Molyb-		Copper	Other &
		Other		Cerro	Other					denum	Rod &	Smelting	Elimi-		FCX
	Morenci	Mines	Total	Verde	Mines	Total	Grasberg		Tenke	MInes	Refining	& Refining	nations		Total
Three Months Ended March 31, 2013
Revenues:
Unaffiliated customers	$80	$49	$129	$290	$560	$850	$864	[a]	$438	$—	$1,330	$633	$339	[b]	$4,583
Intersegment	436	824	1,260	109	55	164	67		—	143	7	6	(1,647)		—
Production and delivery	297	514	811	171	304	475	563		185	80	1,328	628	(1,351)		2,719
Depreciation, depletion and amortization	33	69	102	33	38	71	55		58	20	3	10	10		329
Selling, general and administrative expenses	—	1	1	—	1	1	26		3	—	—	5	77		113
Exploration and research expenses	—	—	—	—	—	—	—		—	—	—	—	52		52
Environmental obligations and shutdown costs	—	(4)	(4)	—	—	—	—		—	—	—	—	19		15
Operating income (loss)	186	293	479	195	272	467	287		192	43	6	(4)	(115)		1,355

Interest expense, net	1	1	2	—	—	—	2		—	—	—	4	49		57
Provision for (benefit from) income taxes	—	—	—	64	87	151	120		44	—	—	—	113		428
Total assets at March 31, 2013	2,589	5,917	8,506	5,968	4,359	10,327	6,862		4,894	2,033	316	918	8,732	[c]	42,588
Capital expenditures	153	105	258	164	62	226	191		57	40	1	8	24		805

Three Months Ended March 31, 2012
Revenues:
Unaffiliated customers	$13	$17	$30	$449	$526	$975	$953	[a]	$303	$—	$1,298	$704	$342	[b]	$4,605
Intersegment	513	913	1,426	127	152	279	(3)		2	126	6	8	(1,844)		—
Production and delivery	256	451	707	193	270	463	515		132	70	1,297	695	(1,451)		2,428
Depreciation, depletion and amortization	31	62	93	30	32	62	46		32	11	2	10	11		267
Selling, general and administrative expenses	—	1	1	1	1	2	33		2	—	—	5	61		104
Exploration and research expenses	—	—	—	—	—	—	—		—	—	—	—	62		62
Environmental obligations and shutdown costs	—	—	—	—	—	—	—		—	—	—	—	10		10
Operating income (loss)	239	416	655	352	375	727	356		139	45	5	2	(195)		1,734

Interest expense, net	—	1	1	5	—	5	—		—	—	—	3	54		63
Provision for income taxes	—	—	—	123	117	240	150		29	—	—	—	72		491
Total assets at March 31, 2012	2,146	5,255	7,401	5,300	4,127	9,427	5,613		4,138	1,906	328	1,033	3,059		32,905
Capital expenditures	44	99	143	69	83	152	182		127	93	3	3	4		707

a.	Included PT Freeport Indonesia’s sales to PT Smelting totaling $430 million in first-quarter 2013 and $589 million in first-quarter 2012.

b.	Included revenues from FCX's molybdenum sales company, which included sales of molybdenum produced by the molybdenum mines and by certain of the North and South America copper mines.

c.	Included $7.0 billion of cash and cash equivalents at the parent company and $477 million of total assets related to Freeport Cobalt.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan COPPER & GOLD INC.

We have reviewed the condensed consolidated balance sheet of Freeport-McMoRan Copper & Gold Inc. as of March 31, 2013, and the related consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2013 and 2012, and the consolidated statement of equity for the three-month period ended March 31, 2013. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Freeport-McMoRan Copper & Gold Inc. as of December 31, 2012, and the related consolidated statements of income, comprehensive income, cash flows, and equity for the year then ended (not presented herein), and in our report dated February 22, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

Phoenix, Arizona
May 6, 2013

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “we,” “us” and “our” refer to Freeport-McMoRan Copper & Gold Inc. (FCX) and its consolidated subsidiaries. You should read this discussion in conjunction with our financial statements, the related Management’s Discussion and Analysis of Financial Condition and Results of Operations and the discussion of our Business and Properties in our annual report on Form 10-K for the year ended December 31, 2012, filed with the United States (U.S.) Securities and Exchange Commission (SEC). The results of operations reported and summarized below are not necessarily indicative of future operating results (refer to "Cautionary Statement" for further discussion). References to “Notes” are Notes included in our Notes to Consolidated Financial Statements. Throughout Management's Discussion and Analysis of Financial Condition and Results of Operations all references to earnings or losses per share are on a diluted basis, unless otherwise noted.

PENDING ACQUISTIONS

In December 2012, we announced definitive agreements to acquire, in separate transactions, Plains Exploration & Production Company (PXP) and McMoRan Exploration Co. (MMR). Completion of each transaction is subject to receipt of PXP and MMR stockholder approval of their respective transaction. The PXP transaction is not conditioned on the closing of the MMR transaction, and the MMR transaction is not conditioned on the closing of the PXP transaction. On April 18, 2013, PXP announced that it will hold a special meeting of its stockholders on May 20, 2013, to vote on the proposed acquisition of PXP by FCX. On May 3, 2013, MMR announced it will hold a special meeting of its stockholders on June 3, 2013, to vote on the proposed acquisition of MMR by FCX. Both transactions are expected to close in second-quarter 2013, subject to satisfaction of all conditions to closing. Refer to Note 2 for further discussion of these pending acquisitions.

The information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations does not reflect the pending acquisitions of PXP or MMR.

OVERVIEW

We are one of the world’s largest copper, gold and molybdenum mining companies in terms of reserves and production. Our portfolio of assets includes the Grasberg minerals district in Indonesia, one of the world's largest copper and gold deposits in terms of recoverable reserves, significant mining operations in North and South America, and the Tenke Fungurume (Tenke) minerals district in the Democratic Republic of Congo (DRC). We also operate Atlantic Copper, our wholly owned copper smelting and refining unit in Spain.

On March 29, 2013, through a newly formed joint venture, we acquired a large-scale cobalt chemical refinery in Kokkola, Finland, and the related sales and marketing business. The joint venture operates under the name Freeport Cobalt, and we are the operator of the joint venture with an effective 56 percent ownership interest. The remaining ownership interest is held by our partners in Tenke Fungurume Mining S.A.R.L. (TFM), including 24 percent by Lundin Mining Corporation (Lundin) and 20 percent by La Générale des Carrières et des Mines (Gécamines). This acquisition enhances our cobalt marketing position, product portfolio and product development capabilities and provides direct end-market access for the cobalt hydroxide production by TFM. Initial consideration paid was $355 million, including $34 million of acquired cash. Under the terms of the agreement, there is the potential for additional consideration of up to $110 million over a period of three years, contingent upon the achievement of revenue-based performance targets. The acquisition was funded 70 percent by us and 30 percent by Lundin, which amounts will be repaid prior to any shareholder distributions. Refer to Note 2 for further discussion.

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

At March 31, 2013, we had $9.6 billion in consolidated cash and cash equivalents and $10.1 billion in total debt. During first-quarter 2013, we completed $10.5 billion in debt financings associated with the pending acquisitions of PXP and MMR consisting of $6.5 billion of senior notes and a $4.0 billion bank term loan (the Term Loan). No amounts are currently available to FCX under the Term Loan, which will be funded at closing of the acquisitions.

The weighted-average interest rate of these financings approximates 3.1 percent. Refer to "Capital Resources and Liquidity" and Note 6 for further discussion.

At current copper prices, we expect to produce significant operating cash flows, and to use our cash to invest in our development projects and return cash to shareholders through dividends on our common stock.

Refer to "Consolidated Results" for discussion of items impacting our consolidated results for the first quarters of 2013 and 2012.
OUTLOOK

We view the long-term outlook for our business positively, supported by limitations on supplies of copper and by the requirements for copper in the world’s economy. In recent weeks, the price of copper and other commodities have declined as a result of slowing growth in China and weakness in other global economies. We will continue to monitor market developments and adjust our operating strategy as conditions change. Our financial results vary as a result of fluctuations in market prices for copper, gold and molybdenum and other factors. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. Because we cannot control the price of our products, the key measures that management focuses on in operating our business are sales volumes, unit net cash costs and operating cash flow. Discussion of the outlook for each of these measures follows.

Sales Volumes.  Following are our projected consolidated sales volumes for the year 2013:

Copper (millions of recoverable pounds):
North America copper mines	1,445
South America mining	1,335
Indonesia mining	1,085
Africa mining	435
4,300
Gold (thousands of recoverable ounces):
Indonesia mining	1,245
North and South America mining	130
1,375
Molybdenum (millions of recoverable pounds)[a]	92

a.	Projected molybdenum sales include 52 million pounds produced at our molybdenum mines and 40 million pounds produced at our North and South America copper mines.

Consolidated sales from mines for second-quarter 2013 are expected to approximate 1.0 billion pounds of copper, 295 thousand ounces of gold and 23 million pounds of molybdenum. Projected sales volumes are dependent on a number of factors, including achievement of targeted mining rates, the successful operation of production facilities, the impact of weather conditions and other factors.

Unit Net Cash Costs. Assuming average prices of $1,400 per ounce of gold and $11 per pound of molybdenum for the remainder of 2013, and achievement of current sales volume and cost estimates, consolidated unit net cash costs (net of by-product credits) for our copper mining operations are expected to average $1.45 per pound of copper for 2013. Projected unit net cash costs for 2013 are higher than previous estimates primarily because of lower gold credits. The impact of price changes for the remainder of 2013 on consolidated unit net cash costs would approximate $0.015 per pound for each $50 per ounce change in the average price of gold and $0.01 per pound for each $2 per pound change in the average price of molybdenum. Quarterly unit net cash costs vary with fluctuations in sales volumes and average realized prices (primarily gold and molybdenum prices), and are expected to decline in the second half of 2013 as we gain access to higher grade ore at Grasberg (54 percent of our projected consolidated copper sales volumes and 63 percent of our projected consolidated gold sales volumes are expected in the second half of 2013). Refer to “Consolidated Results – Production and Delivery Costs” for further discussion of consolidated production and delivery costs.

Operating Cash Flows. Our operating cash flows vary with prices realized from copper, gold and molybdenum sales, our sales volumes, production costs, income taxes and other working capital changes and other factors. Based on current sales volume and cost estimates and assuming average prices of $3.25 per pound of copper, $1,400 per ounce of gold and $11 per pound of molybdenum for the remainder of 2013, consolidated operating cash flows (excluding results of the pending PXP and MMR acquisitions) are estimated to approximate $5.5 billion for the year 2013 (including $0.4 billion in net working capital sources and changes in other tax payments). Projected operating cash flows for the year 2013 also reflect estimated taxes of $1.9 billion (refer to “Consolidated Results – Provision for Income Taxes” for further discussion of our projected consolidated effective annual tax rate for 2013). The impact of price changes for the remainder of 2013 on operating cash flows would approximate $270 million for each $0.10 per pound change in the average price of copper, $50 million for each $50 per ounce change in the average price of gold and $80 million for each $2 per pound change in the average price of molybdenum.

COPPER, GOLD AND MOLYBDENUM MARKETS

World prices for copper, gold and molybdenum can fluctuate significantly. During the period from January 2003 through April 2013, the London Metal Exchange (LME) spot copper price varied from a low of $0.70 per pound in 2003 to a record high of $4.60 per pound in 2011, the London Bullion Market Association (London) gold price fluctuated from a low of $320 per ounce in 2003 to a record high of $1,895 per ounce in 2011, and the Metals Week Molybdenum Dealer Oxide weekly average price ranged from a low of $3.28 per pound in 2003 to a record high of $39.25 per pound in 2005. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in our “Risk Factors” contained in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2012.

Historical LME Copper Prices

Through April 30, 2013

LME Copper Prices
Exchange Stocks
000s of metric tons
Dollars per pound
1,600
1,400
1,200
1,000
800
600
400
200
0
$5.00
$4.50
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$0.00
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013

This graph presents LME spot copper prices and the combined reported stocks of copper at the LME, the New York Mercantile Exchange (COMEX) and the Shanghai Futures Exchange from January 2003 through April 2013. From 2006 through most of 2008, limited supplies, combined with growing demand from China and other emerging economies, resulted in high copper prices and low levels of inventories. In late 2008, slowing consumption, turmoil in the U.S. financial markets and concerns about the global economy led to a sharp decline in copper prices, which reached a low of $1.26 per pound in December 2008. Higher copper prices since that time are attributable to a combination of demand from developing economies and pro-growth monetary and fiscal policy decisions in Europe, China and the U.S. During first-quarter 2013, LME spot copper prices ranged from $3.42 per pound to $3.74 per pound, averaged $3.60 per pound, and was $3.44 per pound on March 31, 2013.

Subsequent to March 31, 2013, copper prices have been impacted by demand related concerns, with LME spot copper prices closing at $3.21 per pound on April 30, 2013. Despite the decline in copper prices and increases in global exchange inventories, we believe the underlying long-term fundamentals of the copper business remain positive, supported by the significant role of copper in the global economy and a challenging supply environment.

Future copper prices are expected to be volatile and are likely to be influenced by demand from China and emerging markets, economic activity in the U.S. and other industrialized countries, the timing of the development of new supplies of copper and production levels of mines and copper smelters.

This graph presents London PM gold prices from January 2003 through April 2013. During first-quarter 2013, gold prices ranged from $1,574 per ounce to $1,694 per ounce, averaged $1,632 per ounce and was $1,598 per ounce on March 31, 2013. Subsequent to March 31, 2013, gold prices have declined with the London PM gold price closing at $1,469 per ounce on April 30, 2013. Many analysts believe the outlook for gold is positive amid an uncertain outlook for global growth and the prospects for future inflation associated with accommodative monetary policies and elevated sovereign debt levels.

Metals Week Molybdenum Dealer Oxide Prices

Through April 30, 2013

$40
$35
$30
$25
$20
$15
$10
$5
$0
Dollars per pound
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013

This graph presents the Metals Week Molybdenum Dealer Oxide weekly average prices from January 2003 through April 2013. During first-quarter 2013, the weekly average price of molybdenum ranged from $10.75 per pound to $11.95 per pound, averaged $11.35 per pound and was $10.78 on March 31, 2013. The Metals Week Molybdenum Dealer Oxide weekly average price was $11.20 per pound on April 30, 2013.

CONSOLIDATED RESULTS

	Three Months Ended
	March 31,
	2013		2012
Financial Data (in millions, except per share amounts)
Revenues[a,b]	$4,583		$4,605
Operating income[a]	$1,355	[c]	$1,734
Net income attributable to FCX common stockholders[d]	$648	[c,e]	$764	[e]
Diluted net income per share attributable to FCX common stockholders	$0.68	[c,e]	$0.80	[e]
Diluted weighted-average common shares outstanding	953		955
Operating cash flows	$831	[f]	$801	[f]
Capital expenditures	$805		$707

Mining Operating Data
Copper (millions of recoverable pounds)
Production	980		833
Sales, excluding purchases	954		827
Average realized price per pound	$3.51		$3.82
Site production and delivery costs per pound[g]	$1.94		$1.96
Unit net cash costs per pound[g]	$1.57		$1.26
Gold (thousands of recoverable ounces)
Production	235		252
Sales, excluding purchases	214		288
Average realized price per ounce	$1,606		$1,694
Molybdenum (millions of recoverable pounds)
Production	22		21
Sales, excluding purchases	25		21
Average realized price per pound	$12.75		$15.34

a.	Refer to Note 12 for a summary of revenues and operating income by business segment.

b.	Includes the impact of adjustments to provisionally priced concentrate and cathode sales recognized in prior periods (refer to “Revenues” for further discussion).

c.
Includes charges of $14 million ($10 million to net income attributable to FCX common stockholders or $0.01 per share) for costs associated with the pending acquisitions of PXP and MMR and for the March 2013 acquisition of a cobalt chemical refinery business.

d.
We defer recognizing profits on intercompany sales until final sales to third parties occur. Refer to "Operations - Atlantic Copper Smelting & Refining" for a summary of net impacts from changes in these deferrals.

e.
Includes losses on early extinguishment of debt totaling $40 million ($0.04 per share) for first-quarter 2013 related to the termination of the acquisition bridge loan facilities and $149 million ($0.16 per share) for first-quarter 2012 associated with the redemption of our remaining 8.375% senior notes. Refer to Note 6 for further discussion.

f.	Net of working capital uses and changes in other tax payments of $430 million for first-quarter 2013 and $720 million for first-quarter 2012.

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

Revenues
Consolidated revenues totaled $4.6 billion in both the first quarters of 2013 and 2012, and primarily included the sale of copper concentrates, copper cathodes, copper rod, gold, molybdenum, silver and cobalt hydroxide. Following is a summary of changes in our consolidated revenues between periods (in millions):

Three Months Ended March 31,

Consolidated revenues - first-quarter 2012	$4,605
Higher (lower) sales volumes from mining operations:
Copper	488
Gold	(125)
Molybdenum	59
Silver	10
Cobalt	5
(Lower) higher price realizations from mining operations:
Copper	(296)
Gold	(19)
Molybdenum	(64)
Silver	1
Cobalt	(7)
Unfavorable impact of net adjustments for prior period provisionally priced sales	(127)
Other, including intercompany eliminations	53
Consolidated revenues - first-quarter 2013	$4,583

Sales Volumes
Consolidated copper sales volumes increased to 954 million pounds in first-quarter 2013, compared with 827 million pounds in first-quarter 2012, primarily reflecting higher production from Indonesia and Africa. Consolidated gold sales volumes decreased to 214 thousand ounces in first-quarter 2013, compared with 288 thousand ounces in first-quarter 2012, primarily reflecting anticipated lower ore grades in Indonesia. Consolidated molybdenum sales volumes increased to 25 million pounds in first-quarter 2013, compared with 21 million pounds in first-quarter 2012, primarily reflecting stronger sales in the metallurgical and chemical sectors. Refer to “Operations” for further discussion of sales volumes at our operating divisions.
Price Realizations
Our consolidated revenues can vary significantly as a result of fluctuations in the market prices of copper, gold, molybdenum, silver and cobalt. Following is a summary of our average realized prices for the first quarters of 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
Copper (per pound)	$3.51	$3.82
Gold (per ounce)	$1,606	$1,694
Molybdenum (per pound)	$12.75	$15.34
Silver (per ounce)	$30.01	$29.45
Cobalt (per pound)	$7.28	$8.46

Provisionally Priced Copper Sales
During first-quarter 2013, 46 percent of our mined copper was sold in concentrate, 28 percent as cathode and 26 percent as rod from our North America operations. Substantially all of our copper concentrate and cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) based primarily on quoted LME monthly average spot copper prices. We receive market prices based on prices in the specified future period, which results in price fluctuations recorded through revenues until the date of settlement. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on our provisionally priced concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until final pricing on the date of settlement. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs.

Following are the (unfavorable) favorable impacts of net adjustments to the prior years' provisionally priced copper sales for the first quarters of 2013 and 2012 (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2013	2012
Revenues	$(11)	$109
Net income attributable to FCX common stockholders	$(5)	$47
Net income per share attributable to FCX common stockholders	$(0.01)	$0.05

At March 31, 2013, we had provisionally priced copper sales at our copper mining operations, primarily South America and Indonesia, totaling 340 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average of $3.41 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the March 31, 2013, provisional price recorded would have a net impact on our 2013 consolidated revenues of approximately $23 million ($12 million to net income attributable to common stockholders). The LME spot copper price closed at $3.21 per pound on April 30, 2013.

Production and Delivery Costs
Consolidated production and delivery costs increased to $2.7 billion in first-quarter 2013, compared with $2.4 billion in first-quarter 2012, primarily reflecting higher production in Indonesia and Africa and higher costs in North and South America.

Consolidated unit site production and delivery costs (before net noncash and other costs) for our copper mining operations averaged $1.94 per pound of copper in first-quarter 2013, compared with $1.96 per pound of copper in first-quarter 2012, primarily reflecting higher copper sales volumes in Indonesia and Africa, partly offset by higher costs in North and South America. Assuming achievement of current volume and cost estimates, consolidated unit site production and delivery costs are expected to average $1.89 per pound of copper for the year 2013. Refer to “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions, and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements.

Our copper mining operations require significant energy, principally diesel, electricity, coal and natural gas. Energy costs approximated 21 percent of our consolidated copper production costs in 2012 and are expected to approximate 21 percent for the year 2013, including purchases of approximately 270 million gallons of diesel fuel; 7,500 gigawatt hours of electricity at our North America, South America and Africa copper mining operations (we generate all of our power at our Indonesia mining operation); 760 thousand metric tons of coal for our coal power plant in Indonesia; and 1 million MMBTU (million British thermal units) of natural gas at certain of our North America mines.

Depreciation, Depletion and Amortization
Consolidated depreciation, depletion and amortization expense totaled $329 million in first-quarter 2013 and $267 million in first-quarter 2012. Depreciation will vary under the unit of production (UOP) method as a result of changes in sales volumes and the related UOP rates at our individual mines, which have increased because of asset additions.

Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses increased to $113 million in first-quarter 2013, compared with $104 million in first-quarter 2012, primarily reflecting costs recorded in first-quarter 2013 associated with the pending acquisitions of PXP and MMR and for the March 2013 acquisition of the cobalt chemical refinery business. Refer to Note 2 for further discussion of these acquisitions.

Exploration and Research Expenses
Consolidated exploration and research expenses totaled $52 million in first-quarter 2013 and $62 million in first-quarter 2012. We are actively conducting exploration activities near our existing mines with a focus on opportunities to expand reserves that will support additional future production capacity in the large mineral districts where we currently operate. Favorable exploration results indicate opportunities for what we believe could be significant future potential reserve additions in North and South America and in the Tenke minerals district. The drilling data in North America continues to indicate the potential for expanded sulfide production.

For the year 2013, exploration and research expenditures are expected to approximate $280 million, including $235 million for exploration. Exploration activities will continue to focus primarily on the potential for future reserve additions in our existing mineral districts. Approximately one-third of the 2013 budget is associated with global greenfield exploration projects.

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

Net charges for environmental obligations and shutdown costs totaled $15 million in first-quarter 2013, compared with $10 million in first-quarter 2012. Refer to Note 9 and "Contingencies" for further discussion of environmental obligations and litigation matters associated with closed facilities or operations.

Interest Expense, Net
Consolidated interest expense (excluding capitalized interest) decreased to $75 million in first-quarter 2013, compared with $99 million in first-quarter 2012, primarily reflecting lower interest related to the February 2012 refinancing transaction, partly offset by $17 million of additional interest expense related to the March 2013 sale of $6.5 billion of senior notes. Refer to Note 6 for further discussion.

Capitalized interest is primarily related to the level of expenditures for our development projects and average interest rates on our borrowings, and totaled $18 million in first-quarter 2013 and $36 million in first-quarter 2012. Refer to “Operations” for further discussion of current development projects.

Losses on Early Extinguishment of Debt
Losses on early extinguishment of debt were $45 million in first-quarter 2013 related to the termination of the bridge loan facilities for the pending PXP and MMR acquisitions, and $168 million in first-quarter 2012 related to the redemption of our remaining outstanding 8.375% senior notes. Refer to Note 6 for further discussion.

Provision for Income Taxes
Following is a summary of the approximate amounts in the calculation of our consolidated provision for income taxes for the first quarters of 2013 and 2012 (in millions, except percentages):

	Three Months Ended				Three Months Ended
	March 31, 2013				March 31, 2012
	Income[a]	Effective Tax Rate		Income Tax Provision	Income[a]	Effective Tax Rate	Income Tax (Provision) Benefit
U.S.	$325	22%		$(71)	$339	24%	$(83)
South America	443	34%		(151)	691	35%	(240)
Indonesia	279	43%		(120)	351	43%	(150)
Africa	143	31%		(44)	89	33%	(29)
Eliminations and other	60	N/A		(10)	20	N/A	9
Annualized rate adjustment[b]	—	N/A		(32)	—	N/A	2
Consolidated FCX	$1,250	34%	[c]	$(428)	$1,490	33%	$(491)

a.	Represents income by geographic location before income taxes and equity in affiliated companies’ net earnings.

b.	In accordance with applicable accounting rules, we adjust our interim provision for income taxes equal to our estimated annualized tax rate.

c.
Our consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which we operate. Accordingly, variations in the relative proportions of jurisdictional income can result in fluctuations to our consolidated effective income tax rate. Assuming average prices of $3.25 per pound for copper, $1,400 per ounce for gold and $11 per pound for molybdenum for the remainder of 2013 and achievement of current sales volume and cost estimates, we estimate our consolidated effective tax rate for the year 2013 (excluding impacts from the pending acquisitions of PXP and MMR) will approximate 34 percent to 35 percent.

OPERATIONS

North America Copper Mines
We operate seven copper mines in North America – Morenci, Bagdad, Safford, Sierrita and Miami in Arizona, and Chino and Tyrone in New Mexico. All of these mining operations are wholly owned, except for Morenci, an unincorporated joint venture in which we own an 85 percent undivided interest.

The North America copper mines include open-pit mining, sulfide ore concentrating, leaching and solution extraction/electrowinning (SX/EW) operations. A majority of the copper produced at our North America copper mines is cast into copper rod by our Rod & Refining segment. The remainder of our North America copper sales is in the form of copper cathode or copper concentrate, a portion of which is shipped to Atlantic Copper. Molybdenum concentrate is also produced by certain of our North America copper mines (Sierrita, Bagdad, Morenci and Chino), which is sold to our molybdenum sales company at market-based pricing.

Operating and Development Activities. We have increased production from our North America copper mines in recent years and continue to evaluate opportunities to invest in additional production capacity at our North America copper mines in response to positive exploration results in recent years.

Morenci Mill Expansion. We are expanding mining and milling capacity at Morenci to process additional sulfide ores identified through exploratory drilling. The approximate $1.4 billion project is targeting incremental annual production of approximately 225 million pounds of copper in 2014 (an approximate 40 percent increase from 2012) through an increase in milling rates from 50,000 metric tons of ore per day to approximately 115,000 metric tons of ore per day, and mining rates from 700,000 short tons per day to 900,000 short tons per day. The targeted increase in mining rates has been achieved, engineering activities are nearing completion and construction activities for the new mill and related facilities are in progress. We have incurred project costs of $441 million as of March 31, 2013 ($147 million during first-quarter 2013).

Operating Data. Following is summary operating data for the North America copper mines for the first quarters of 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
Operating Data, Net of Joint Venture Interest
Copper (millions of recoverable pounds)
Production	343	337
Sales, excluding purchases	353	338
Average realized price per pound	$3.60	$3.82

Molybdenum (millions of recoverable pounds)
Production[a]	8	10

100% Operating Data
SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	1,000,100	1,032,900
Average copper ore grade (percent)	0.22	0.23
Copper production (millions of recoverable pounds)	209	218

Mill operations
Ore milled (metric tons per day)	250,600	236,000
Average ore grade (percent):
Copper	0.39	0.37
Molybdenum	0.03	0.03
Copper recovery rate (percent)	84.3	80.0
Copper production (millions of recoverable pounds)	158	142

a.	Refer to "Consolidated Results" for our consolidated molybdenum sales volumes, which includes sales of molybdenum produced at the North America copper mines.

Copper sales volumes from our North America copper mines of 353 million pounds in first-quarter 2013 were higher than first-quarter 2012 sales of 338 million pounds primarily reflecting increased production at the Chino mine.

For the year 2013, copper sales volumes from our North America copper mines are expected to approximate 1.45 billion pounds, compared with 1.35 billion pounds in 2012, primarily reflecting higher production at Morenci and Chino. Refer to "Outlook" for projected molybdenum sales volumes.

Unit Net Cash Costs. Unit net cash costs per pound of copper is a measure intended to provide investors with information about the cash-generating capacity of our mining operations expressed on a basis relating to the primary metal product for our respective operations. We use this measure for the same purpose and for monitoring operating performance by our mining operations. This information differs from measures of performance determined in accordance with generally accepted accounting principles in the U.S. (U.S. GAAP) and should not be considered in isolation or as a substitute for measures of performance determined in accordance with U.S. GAAP. This measure is presented by other metals mining companies, although our measure may not be comparable to similarly titled measures reported by other companies.

Gross Profit per Pound of Copper and Molybdenum

The following tables summarize unit net cash costs and gross profit per pound at our North America copper mines for the first quarters of 2013 and 2012. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended			Three Months Ended
	March 31, 2013			March 31, 2012
	By- Product Method	Co-Product Method		By- Product Method	Co-Product Method
		Copper	Molyb- denum		Copper	Molyb- denum
Revenues, excluding adjustments	$3.60	$3.60	$11.75	$3.82	$3.82	$14.16

Site production and delivery, before net noncash and other costs shown below	1.99	1.94	3.27	1.80	1.74	3.04
By-product credits	(0.26)	—	—	(0.41)	—	—
Treatment charges	0.13	0.13	—	0.12	0.11	—
Unit net cash costs	1.86	2.07	3.27	1.51	1.85	3.04
Depreciation, depletion and amortization	0.28	0.27	0.20	0.27	0.26	0.18
Noncash and other costs, net	0.09	0.09	0.03	0.06	0.06	0.01
Total unit costs	2.23	2.43	3.50	1.84	2.17	3.23
Revenue adjustments, primarily for pricing on prior period open sales	—	—	—	0.03	0.03	—
Gross profit per pound	$1.37	$1.17	$8.25	$2.01	$1.68	$10.93

Copper sales (millions of recoverable pounds)	352	352		337	337
Molybdenum sales (millions of recoverable pounds)[a]			8			10

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

Our North America copper mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Higher average unit net cash costs (net of by-product credits) of $1.86 per pound of copper in first-quarter 2013, compared with $1.51 per pound in first-quarter 2012, primarily reflected higher mining rates and lower molybdenum credits.

Because certain assets are depreciated on a straight-line basis, North America's average unit depreciation rate may vary with asset additions and the level of copper production and sales.

Assuming achievement of current sales volume and cost estimates and an average price of $11 per pound of molybdenum for the remainder of 2013, we estimate that average unit net cash costs (net of by-product credits) for our North America copper mines would approximate $1.89 per pound of copper for the year 2013, compared with $1.67 per pound in 2012. North America's projected average unit net cash costs would change by approximately $0.025 per pound for each $2 per pound change in the average price of molybdenum during the remainder of 2013.

South America Mining
We operate four copper mines in South America – Cerro Verde in Peru, and El Abra, Candelaria and Ojos del Salado in Chile. We own a 53.56 percent interest in Cerro Verde, a 51 percent interest in El Abra, and an 80 percent interest in both Candelaria and Ojos del Salado.

South America mining includes open-pit and underground mining, sulfide ore concentrating, leaching and SX/EW operations. Production from our South America mines is sold as copper concentrate or copper cathode under long-term contracts. Our South America mines ship a portion of their copper concentrate inventories to Atlantic Copper (our wholly owned copper smelter). In addition to copper, the Candelaria and Ojos del Salado mines produce gold and silver, and the Cerro Verde mine produces molybdenum concentrates that are sold to our molybdenum sales company at market-based pricing.

Operating and Development Activities.
Cerro Verde Expansion. We have commenced initial construction activities associated with a large-scale expansion at Cerro Verde. The project, with an estimated cost of $4.4 billion, will expand the concentrator facilities from 120,000 metric tons of ore per day to 360,000 metric tons of ore per day and provide incremental annual production of approximately 600 million pounds of copper and 15 million pounds of molybdenum beginning in 2016. Considering the long-term nature and large size of the project, actual costs could vary from these estimates. Project costs of $641 million have been incurred as of March 31, 2013 ($149 million during first-quarter 2013).

An agreement has been reached with the Regional Government of Arequipa, the National Government, Servicio de Agua Potable y Alcantarillado de Arequipa S.A. (SEDAPAR) and other local institutions to allow Cerro Verde to finance the engineering and construction of a wastewater treatment plant for Arequipa. Once Cerro Verde obtains a license for the treated water it would be used to supplement existing water supplies to support the concentrator expansion.

El Abra Sulfide. We continue to engage in studies to evaluate a potential large-scale milling operation at El Abra to process additional sulfide material and to achieve higher recoveries. Exploration results at El Abra have identified a significant sulfide resource.

Operating Data. Following is summary operating data for our South America mining operations for the first quarters of 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
Copper (millions of recoverable pounds)
Production	298	293
Sales	285	286
Average realized price per pound	$3.48	$3.83

Gold (thousands of recoverable ounces)
Production	21	19
Sales	21	19
Average realized price per ounce	$1,617	$1,680

Molybdenum (millions of recoverable pounds)
Production[a]	2	2

SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	262,800	196,300
Average copper ore grade (percent)	0.50	0.55
Copper production (millions of recoverable pounds)	109	118

Mill operations
Ore milled (metric tons per day)	188,600	186,000
Average ore grade:
Copper (percent)	0.58	0.55
Gold (grams per metric ton)	0.11	0.09
Molybdenum (percent)	0.02	0.02
Copper recovery rate (percent)	90.8	89.2
Copper production (millions of recoverable pounds)	189	175

a.	Refer to "Consolidated Results" for our consolidated molybdenum sales volumes, which includes sales of molybdenum produced at Cerro Verde.

Consolidated copper sales volumes from South America of 285 million pounds in first-quarter 2013 approximated first-quarter 2012 sales of 286 million pounds as higher grade ore at Candelaria offset lower grade ore at Cerro Verde.

For the year 2013, consolidated sales volumes from South America mines are expected to approximate 1.34 billion pounds of copper compared with sales of 1.25 billion pounds of copper in 2012, primarily reflect the mining of higher grade ore at Candelaria. Refer to "Outlook" for projected gold and molybdenum sales volumes.

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

Gross Profit per Pound of Copper

The following tables summarize unit net cash costs and gross profit per pound at the South America mining operations for the first quarters of 2013 and 2012. Unit net cash costs per pound of copper are reflected under the by-product and co-product methods as the South America mining operations also had small amounts of molybdenum, gold and silver sales. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012
	By-Product Method	Co-Product Method	By-Product Method	Co-Product Method
Revenues, excluding adjustments	$3.48	$3.48	$3.83	$3.83

Site production and delivery, before net noncash and other costs shown below	1.62	1.49	1.53	1.42
By-product credits	(0.29)	—	(0.29)	—
Treatment charges	0.18	0.18	0.16	0.16
Unit net cash costs	1.51	1.67	1.40	1.58
Depreciation, depletion and amortization	0.25	0.23	0.22	0.21
Noncash and other costs, net	0.05	0.03	0.07	0.04
Total unit costs	1.81	1.93	1.69	1.83
Revenue adjustments, primarily for pricing on prior period open sales	(0.05)	(0.05)	0.38	0.38
Gross profit per pound	$1.62	$1.50	$2.52	$2.38

Copper sales (millions of recoverable pounds)	285	285	286	286

Our South America mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Higher average unit net cash costs (net of by-product credits) of $1.51 per pound of copper in first-quarter 2013, compared with $1.40 per pound in first-quarter 2012, primarily reflected higher costs for maintenance and repairs.

Because certain assets are depreciated on a straight-line basis, South America's unit depreciation rate may vary with asset additions and the level of copper production and sales.

Revenue adjustments primarily result from changes in prices on provisionally priced copper sales recognized in prior periods. Refer to “Consolidated Results - Revenues” for further discussion of adjustments to prior period provisionally priced copper sales.

Assuming achievement of current sales volume and cost estimates and average prices of $1,400 per ounce of gold and $11 per pound of molybdenum for the remainder of 2013, we estimate that average unit net cash costs (net of by-product credits) for our South America mining operations would approximate $1.44 per pound of copper for the year 2013, compared with $1.50 per pound in 2012.

Indonesia Mining
Indonesia mining includes PT Freeport Indonesia’s Grasberg minerals district. We own 90.64 percent of PT Freeport Indonesia, including 9.36 percent owned through our wholly owned subsidiary, PT Indocopper Investama. As previously reported in Note 14 of our annual report on Form 10-K for the year ended December 31, 2012, we have agreed to consider a potential sale of our interest in PT Freeport Indocopper Investama at fair market value. PT Freeport Indonesia is currently engaged in discussions with the Indonesian government related to its Contract of Work (COW) and intends to conclude that process before proceeding with any further discussions about the potential sale of an interest in PT Indocopper Investama.

PT Freeport Indonesia produces copper concentrates, which contain significant quantities of gold and silver. Substantially all of PT Freeport Indonesia’s copper concentrates are sold under long-term contracts, of which approximately one-half is sold to Atlantic Copper (our wholly owned copper smelter) and PT Smelting (PT Freeport Indonesia’s 25-percent owned copper smelter and refinery in Indonesia) and the remainder to other third-party customers.

We have established certain unincorporated joint ventures with Rio Tinto plc (Rio Tinto), under which Rio Tinto has a 40 percent interest in certain assets and future production exceeding specified annual amounts of copper, gold and silver. Refer to Note 2 in our annual report on Form 10-K for the year ended December 31, 2012, for discussion of our joint ventures with Rio Tinto.

For additional discussion of risks associated with our operations in Indonesia, including labor matters, refer to “Risk Factors” contained in Part I, Item 1A. of our annual report on Form 10-K for the year ended December 31, 2012.

Operating and Development Activities. We have several projects in progress in the Grasberg minerals district, primarily related to the development of the large-scale, high-grade underground ore bodies. In aggregate, these underground ore bodies are expected to ramp up over several years to produce approximately 240,000 metric tons of ore per day following the currently anticipated transition from the Grasberg open pit in 2017. Over the next five years, estimated aggregate capital spending on these projects is currently expected to average $735 million per year ($585 million per year net to PT Freeport Indonesia). Considering the long-term nature and large size of these projects, actual costs could vary from these estimates.

The following provides additional information on the continued development of the Common Infrastructure project, the Grasberg Block Cave underground mine and development of the Deep Mill Level Zone (DMLZ) ore body that lies below the Deep Ore Zone (DOZ) underground mine.

Common Infrastructure and Grasberg Block Cave. In 2004, PT Freeport Indonesia commenced its Common Infrastructure project to provide access to its large undeveloped underground ore bodies located in the Grasberg minerals district through a tunnel system located approximately 400 meters deeper than its existing underground tunnel system. In addition to providing access to our underground ore bodies, the tunnel system will enable PT Freeport Indonesia to conduct future exploration in prospective areas associated with currently identified ore bodies. The tunnel system was completed to the Big Gossan terminal, and the Big Gossan mine was brought into production in fourth-quarter 2010. Development of the DMLZ and Grasberg Block Cave mines is advancing.

The Grasberg Block Cave underground mine accounts for more than 40 percent of our recoverable proven and probable reserves in Indonesia. Production at the Grasberg Block Cave mine is currently scheduled to commence in 2017, at the end of mining the Grasberg open pit (currently expected to occur at the end of 2016). Targeted production rates once the Grasberg Block Cave mining operation reaches full capacity are expected to approximate 160,000 metric tons of ore per day.

Aggregate mine development capital for the Grasberg Block Cave mine and associated Common Infrastructure is expected to approximate $4.4 billion (incurred between 2008 and 2021), with PT Freeport Indonesia’s share totaling approximately $4.1 billion. Aggregate project costs totaling $941 million have been incurred through March 31, 2013 ($81 million during first-quarter 2013).

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

Drilling efforts continue to determine the extent of this ore body. Aggregate mine development capital costs for the DMLZ mine are expected to approximate $2.3 billion (incurred between 2009 to 2020), with PT Freeport Indonesia’s share totaling approximately $1.4 billion. Aggregate project costs totaling $583 million have been incurred through March 31, 2013 ($73 million during first-quarter 2013).

Operating Data. Following is summary operating data for our Indonesia mining operations for the first quarters of 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
Operating Data, Net of Joint Venture Interest
Copper (millions of recoverable pounds)
Production	219	123
Sales	198	134
Average realized price per pound	$3.43	$3.81

Gold (thousands of recoverable ounces)
Production	212	229
Sales	191	266
Average realized price per ounce	$1,604	$1,695

100% Operating Data
Ore milled (metric tons per day):[a]
Grasberg open pit	137,400	80,500
DOZ underground mine[b]	59,000	33,100
Big Gossan underground mine[c]	3,000	1,200
Total	199,400	114,800
Average ore grades:
Copper (percent)	0.66	0.64
Gold (grams per metric ton)	0.52	0.84
Recovery rates (percent):
Copper	88.5	89.6
Gold	71.8	82.1
Production (recoverable):
Copper (millions of pounds)	219	123
Gold (thousands of ounces)	212	229

a.	Amounts represent the approximate average daily throughput processed at PT Freeport Indonesia’s mill facilities from each producing mine.

b.	Production from the DOZ underground mine is expected to ramp up to the design rate of 80,000 metric tons of ore per day by the end of 2013.

c.	Production from the Big Gossan underground mine is expected to ramp up to 7,000 metric tons of ore per day in 2014.
Copper sales volumes from our Indonesia mining operations increased to 198 million pounds in first-quarter 2013, compared with 134 million pounds in first-quarter 2012 when labor related disruptions affected operations. Productivity measures have continued to improve resulting in first-quarter 2013 daily mill throughput averaging 199,400 metric tons per day, including 59,000 metric tons per day from the DOZ underground mine.

As expected, Indonesia's first-quarter 2013 gold sales of 191 thousand ounces were lower than first-quarter 2012 gold sales of 266 thousand ounces primarily as a result of lower ore grades from mine sequencing.

At the Grasberg mine, the sequencing in mining areas with varying ore grades causes fluctuations in the timing of ore production resulting in varying quarterly and annual sales of copper and gold. Consolidated sales volumes from our Indonesia mining operations are expected to approximate 1.1 billion pounds of copper and 1.25 million ounces of gold for 2013, compared with 716 million pounds of copper and 915 thousand ounces of gold in 2012. We expect sales from Indonesia to increase in the second half of 2013 as PT Freeport Indonesia gains access to higher ore grades and achieves the targeted ramp up in production from the DOZ underground mine to approximately 80,000 metric tons per day (57 percent of Indonesia's projected copper sales and 63 percent of Indonesia's projected gold sales are expected in the second half of 2013).

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

Gross Profit per Pound of Copper and per Ounce of Gold

The following tables summarize the unit net cash costs and gross profit per pound of copper and per ounce of gold at our Indonesia mining operations for the first quarters of 2013 and 2012. Refer to “Production Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended			Three Months Ended
	March 31, 2013			March 31, 2012
	By-Product Method	Co-Product Method		By-Product Method	Co-Product Method
		Copper	Gold		Copper	Gold
Revenues, excluding adjustments	$3.43	$3.43	$1,604	$3.81	$3.81	$1,695

Site production and delivery, before net noncash and other costs shown below	2.61	1.77	826	3.51	1.83	814
Gold and silver credits	(1.63)	—	—	(3.51)	—	—
Treatment charges	0.23	0.15	71	0.19	0.10	44
Royalty on metals	0.13	0.09	42	0.14	0.07	32
Unit net cash costs	1.34	2.01	939	0.33	2.00	890
Depreciation and amortization	0.28	0.19	88	0.34	0.18	80
Noncash and other costs, net	0.26	0.18	83	0.18	0.10	43
Total unit costs	1.88	2.38	1,110	0.85	2.28	1,013
Revenue adjustments, primarily for pricing on prior period open sales	0.01	0.01	(8)	0.10	0.10	10
PT Smelting intercompany profit	0.02	0.02	8	(0.16)	(0.08)	(36)
Gross profit per pound/ounce	$1.58	$1.08	$494	$2.90	$1.55	$656

Copper sales (millions of recoverable pounds)	198	198		134	134
Gold sales (thousands of recoverable ounces)			191			266

Indonesia's unit net cash costs (net of gold and silver credits) increased to $1.34 per pound of copper in first-quarter 2013, compared with $0.33 per pound in first-quarter 2012, primarily reflecting lower gold credits, partly offset by higher copper sales volumes.

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

Assuming achievement of current sales volume and cost estimates, and an average gold price of $1,400 per ounce for the remainder of 2013, we estimate that Indonesia's unit net cash costs (net of gold and silver credits) would approximate $1.00 per pound of copper for the year 2013, and would change by $0.05 per pound for each $50 per ounce change in the average price of gold for the remainder of 2013. Indonesia's projected unit net cash costs for 2013 are higher than previous estimates primarily because of lower gold credits. Because of the fixed nature of a large portion of Indonesia's costs, unit costs vary from quarter to quarter depending on copper and gold sales volumes, as well as average realized gold prices for the quarterly period. Indonesia's unit net cash costs are expected to decline during the second half of 2013 as it gains access to higher grade ore.

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

For additional discussion of risks associated with our operations in Africa, refer to “Risk Factors” contained in Part I, Item 1A. of our annual report on Form 10-K for the year ended December 31, 2012.

Operating and Development Activities. Our investment in the initial project approximated $2 billion, and as of March 31, 2013, we have received intercompany loan repayments (including interest) of approximately $946 million.

TFM has completed its second phase expansion project, which included optimizing the current plant and increasing mine, mill and processing capacity. The expanded mill is capable of throughput of 14,000 metric tons of ore per day to enable increasing copper production by 150 million pounds to over 430 million pounds per year. Costs incurred to date total approximately $615 million and included mill upgrades, additional mining equipment and a new tankhouse. A second sulphuric acid plant, which was included in the $850 million total estimated project capital cost, is expected to be installed in 2015. The expanded mill facility is performing well, with first-quarter 2013 average throughput rates of 14,600 metric tons per day.

We continue to engage in drilling activities, exploration analyses and metallurgical testing to evaluate the potential of the highly prospective Tenke minerals district. These analyses are being incorporated in future plans to evaluate opportunities for expansion. Future expansions are subject to a number of factors, including economic and market conditions, and the business and investment climate in the DRC.

Operating Data. Following is summary operating data for our Africa mining operations for the first quarters of 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
Copper (millions of recoverable pounds)
Production	120	80
Sales	118	69
Average realized price per pound[a]	$3.40	$3.74

Cobalt (millions of contained pounds)
Production	6	6
Sales	6	5
Average realized price per pound	$7.28	$8.46

Ore milled (metric tons per day)	14,600	12,200
Average ore grades (percent):
Copper	4.44	3.61
Cobalt	0.32	0.38
Copper recovery rate (percent)	93.7	91.2

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

Copper sales from Africa of 118 million pounds in first-quarter 2013 were higher than first-quarter 2012 copper sales of 69 million pounds, primarily reflecting higher mining and milling rates principally related to the ramp up of the expansion project and higher ore grades.

For the year 2013, we expect sales volumes from our Africa mining operations to approximate 435 million pounds of copper and 28 million pounds of cobalt, compared with 336 million pounds of copper and 25 million pounds of cobalt in 2012.

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

Gross Profit per Pound of Copper and Cobalt

The following tables summarize the unit net cash costs and gross profit per pound of copper and cobalt at our Africa mining operations for the first quarters of 2013 and 2012. Refer to “Production Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended			Three Months Ended
	March 31, 2013			March 31, 2012
	By-Product Method	Co-Product Method		By-Product Method	Co-Product Method
		Copper	Cobalt		Copper	Cobalt
Revenues, excluding adjustments[a]	$3.40	$3.40	$7.28	$3.74	$3.74	$8.46

Site production and delivery, before net noncash and other costs shown below	1.39	1.33	4.18	1.50	1.44	5.14
Cobalt credits[b]	(0.23)	—	—	(0.33)	—	—
Royalty on metals	0.07	0.06	0.13	0.08	0.07	0.13
Unit net cash costs	1.23	1.39	4.31	1.25	1.51	5.27
Depreciation, depletion and amortization	0.49	0.46	0.69	0.46	0.42	0.66
Noncash and other costs, net	0.04	0.04	0.06	0.11	0.10	0.15
Total unit costs	1.76	1.89	5.06	1.82	2.03	6.08
Revenue adjustments, primarily for pricing on prior period open sales	0.01	0.01	0.38	0.12	0.12	0.46
Gross profit per pound	$1.65	$1.52	$2.60	$2.04	$1.83	$2.84

Copper sales (millions of recoverable pounds)	118	118		69	69
Cobalt sales (millions of contained pounds)			6			5

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

Unit net cash costs (net of cobalt credits) for our Africa operations of $1.23 per pound of copper in first-quarter 2013 were slightly lower than first-quarter 2012 unit net cash costs of $1.25 per pound of copper, primarily reflecting the benefit of higher sales volumes, partly offset by lower cobalt credits.

Assuming achievement of current sales volume and cost estimates, and an average cobalt market price of $12 per pound for the remainder of 2013, we estimate that average unit net cash costs (net of cobalt credits) would approximate $1.18 per pound of copper for the year 2013, compared with $1.23 per pound in 2012. Africa's projected unit net cash costs would change by $0.065 per pound for each $2 per pound change in the average price of cobalt during the remainder of 2013.

Molybdenum Mines
We have two wholly owned molybdenum mines in North America – the Henderson underground mine and the Climax open-pit mine, both in Colorado. The Henderson and Climax mines produce high-purity, chemical-grade molybdenum concentrates, which are typically further processed into value-added molybdenum chemical products. The majority of the molybdenum concentrates produced at the Henderson and Climax mines, as well as from certain of our North and South America copper mines, are processed at our own conversion facilities.

Operating Data. Following is summary operating data for the molybdenum mines for the first quarters of 2013 and 2012:

	Three Months Ended
	March 31,
	2013[a]	2012[a]
Molybdenum mines operating data
Molybdenum production (millions of recoverable pounds)[b]	12	9
Ore milled (metric tons per day)	35,900	19,900
Average molybdenum ore grade (percent)	0.20	0.25

a.	Reflects operating data for the Henderson and Climax mines for first-quarter 2013, and operating data only for the Henderson mine for first-quarter 2012.

b.
Refer to "Consolidated Results" for our consolidated molybdenum sales, which includes sales of molybdenum produced at the molybdenum mines, as well as from certain of our North and South America copper mines.

The Climax molybdenum mine, which was commissioned in second-quarter 2012 includes a new 25,000 metric ton per day mill facility. Molybdenum production from the Climax mine totaled 5 million pounds in first-quarter 2013 and is targeted to produce 20 million pounds for the year 2013 (with potential to produce up to approximately 30 million pounds per year depending on market conditions). We intend to operate the Climax and Henderson mines in a flexible manner to meet market requirements.

Refer to "Consolidated Results" for our consolidated molybdenum operating data, which includes sales of molybdenum produced at our molybdenum mines and at our North and South America copper mines, and refer to "Outlook" for projected consolidated molybdenum sales volumes.

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

Gross Profit per Pound of Molybdenum

The following table summarizes the average unit net cash costs and gross profit per pound of molybdenum at the molybdenum mines. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended
	March 31,
	2013[a]	2012[a]
Revenues, excluding adjustments[b]	$12.55	$15.03

Site production and delivery, before net noncash and other costs shown below	6.37	6.00
Treatment charges and other	0.95	0.88
Unit net cash costs	7.32	6.88
Depreciation, depletion and amortization	1.62	0.90
Noncash and other costs, net	0.15	0.05
Total unit costs	9.09	7.83
Gross profit	$3.46	$7.20

Molybdenum production (millions of recoverable pounds)[b]	12	9

a.	Reflects the results of the Henderson and Climax mines for first-quarter 2013, and the results of only the Henderson mine for first-quarter 2012.

b.
Revenues reflect sales of the molybdenum mines' production to our molybdenum sales company at market-based pricing. On a consolidated basis, realizations are based on actual contract terms of sales made to third parties. As a result, our consolidated average realized price per pound of molybdenum (refer to "Consolidated Results") will differ from the amounts reported in this table.

Average unit net cash costs for our molybdenum mines was $7.32 per pound of molybdenum in first-quarter 2013, compared with $6.88 per pound in first-quarter 2012, reflecting higher input costs at Henderson and the addition of production from Climax.

Assuming achievement of current sales volume and cost estimates, we estimate average unit net cash costs for our molybdenum mines to average approximately $7.25 per pound of molybdenum for the year 2013 (reflecting approximately $7.50 per pound for Henderson and $6.90 per pound for Climax).

Atlantic Copper Smelting & Refining
Atlantic Copper, our wholly owned subsidiary located in Spain, smelts and refines copper concentrates and markets refined copper and precious metals in slimes. During first-quarter 2013, Atlantic Copper purchased 34 percent of its concentrate requirements from our South America mining operations, 21 percent from our North America copper mines and 14 percent from our Indonesia mining operations. Through this form of downstream integration, we are assured placement of a significant portion of our concentrate production.

Smelting and refining charges consist of a base rate and, in certain contracts, price participation based on copper prices. Treatment charges for smelting and refining copper concentrates represent a cost to our mining operations, and income to Atlantic Copper and PT Smelting. Thus, higher treatment and refining charges benefit our smelter operations and adversely affect our mining operations.

We defer recognizing profits on sales from our mining operations to Atlantic Copper and on 25 percent of Indonesia mining sales to PT Smelting until final sales to third parties occur. Changes in these deferrals attributable to variability in intercompany volumes resulted in net additions (reductions) to net income attributable to common stockholders totaling $25 million ($0.03 per share) in first-quarter 2013 and $(32) million ($(0.03) per share) in first-quarter 2012. Our net deferred profits on our inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income attributable to common stockholders totaled $85 million at March 31, 2013. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices will result in variability in our net deferred profits and quarterly earnings.

CAPITAL RESOURCES AND LIQUIDITY

Our operating cash flows vary with prices realized from copper, gold and molybdenum sales, our sales volumes, production costs, income taxes, other working capital changes and other factors. In recent years, strong operating performance and favorable copper and gold prices have enabled us to enhance our financial and liquidity position, reduce debt and pay cash dividends to shareholders, while pursuing growth opportunities. We view the long-term outlook for our business positively, supported by limitations on supplies of copper and by the requirements for copper in the world’s economy, and will continue to adjust our operating strategy as market conditions change.

Cash and Debt
Following is a summary of the U.S. and international components of consolidated cash and cash equivalents, including cash available to the parent company, net of noncontrolling interests' share, taxes and other costs at March 31, 2013, and December 31, 2012 (in billions):

	March 31, 2013		December 31, 2012
Cash at domestic companies	$7.0	[a]	$1.3
Cash at international operations	2.6		2.4
Total consolidated cash and cash equivalents	9.6		3.7
Less: Noncontrolling interests’ share	(0.9)		(0.8)
Cash, net of noncontrolling interests’ share	8.7		2.9
Less: Withholding taxes and other	(0.2)		(0.2)
Net cash available	$8.5		$2.7

a.	Includes net proceeds from the March 2013 sale of $6.5 billion of senior notes that will be used to fund a portion of the pending acquisitions of PXP and MMR.

Cash held at our international operations is generally used to support our foreign operations' capital expenditures, operating expenses, working capital and other tax payments, or other cash needs. At March 31, 2013, management believed that sufficient liquidity was available in the U.S. With the exception of TFM, we have not elected to permanently reinvest earnings from our foreign subsidiaries, and we have recorded deferred tax liabilities for foreign earnings that are available to be repatriated to the U.S. From time to time, our foreign subsidiaries distribute earnings to the U.S. through dividends, which are subject to applicable withholding taxes and noncontrolling interests' share.

Total debt was $10.1 billion at March 31, 2013, and $3.5 billion at December 31, 2012. During first-quarter 2013, we sold $6.5 billion of senior notes (refer to "Financing Activities" below for further discussion) and also entered into an agreement for a Term Loan for up to $4.0 billion to be used for the pending acquisitions of PXP and MMR. No amounts are currently available to us under the Term Loan, which will be funded at the closing of the pending acquisitions of PXP and MMR. The weighted average interest rate of these financings approximates 3.1 percent. Refer to Note 6 for further discussion.

At March 31, 2013, we had no borrowings and $43 million of letters of credit issued under our revolving credit facility, resulting in availability of $1.5 billion. In February 2013, we entered into a new $3.0 billion senior unsecured revolving credit facility, which will refinance and replace our existing revolving credit facility upon completion of the pending acquisition of PXP. Refer to Note 6 for further discussion.

Operating Activities
During first-quarter 2013, we generated operating cash flows totaling $831 million, net of $430 million for working capital uses and changes in other tax payments. Operating cash flows for first-quarter 2012 totaled $801 million, net of $720 million for working capital uses and changes in other tax payments.

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

Investing Activities
Capital Expenditures. Capital expenditures, including capitalized interest, totaled $805 million for first-quarter 2013, compared with $707 million for first-quarter 2012. Higher capital expenditures in first-quarter 2013 primarily reflected increased capital spending associated with the expansion projects at Cerro Verde and Morenci, partly offset by decreased spending at Tenke related to the second phase expansion. Refer to “Operations” for further discussion.

Excluding amounts for pending acquisitions, capital expenditures for the year 2013 are expected to approximate $4.4 billion, including $2.6 billion for major projects. Major projects for 2013 primarily include the expansion projects at Cerro Verde and Morenci and underground development activities at Grasberg. We are also considering additional investments at several of our sites. Capital spending plans will continue to be reviewed and adjusted in response to changes in market conditions and other factors. Refer to "Operations" for further discussion.

Acquisition. Other investing activities in first-quarter 2013 included $321 million (which was net of $34 million of cash acquired) to fund the acquisition of a large-scale cobalt chemical refinery in Kokkola, Finland, and the related sales and marketing business. The acquisition was funded 70 percent by us and 30 percent by Lundin, which amounts will be repaid prior to any shareholder distributions. Refer to Note 2 for further discussion.

Financing Activities
Debt Transactions. In March 2013, we sold $6.5 billion of senior notes in four tranches with a weighted average interest rate of 3.9 percent. Net proceeds from this offering will be used to fund the pending acquisitions of PXP and MMR. If the acquisition of PXP is not completed, we will be required to redeem all of the outstanding 7-year, 10-year and 30-year notes (which total $5 billion) at 101 percent plus accrued and unpaid interest. Refer to Note 6 for further discussion.

In February 2012, we sold $3.0 billion of senior notes in three tranches with a weighted-average interest rate of approximately 3.0 percent. Net proceeds from this offering, plus cash on hand, were used to redeem the remaining $3.0 billion of our 8.375% Senior Notes. Refer to Note 6 for further discussion.

Dividends and Other Equity Transactions. We paid dividends on our common stock totaling $297 million for first-quarter 2013 and $238 million for first-quarter 2012. The current annual dividend rate for our common stock is $1.25 per share ($0.3125 per share quarterly). Refer to Note 6 for further discussion. The declaration of dividends is at the discretion of the Board and will depend upon our financial results, cash requirements, future prospects, the impact of pending acquisitions and other factors deemed relevant by the Board. The Board will continue to review our financial policy on an ongoing basis.

Cash dividends and other distributions paid to noncontrolling interests totaled $35 million in first-quarter 2013 and $1 million in first-quarter 2012. Higher noncontrolling interest payments in first-quarter 2013, compared with first-quarter 2012, primarily reflected higher dividends to the noncontrolling interest holders of our South America mining operations.

CONTRACTUAL OBLIGATIONS

Except for the issuance of our $6.5 billion senior notes in March 2013, there have been no material changes in our contractual obligations since the end of 2012. Refer to Item 7 in our annual report on Form 10-K for the year ended December 31, 2012, for further information regarding our contractual obligations.

CONTINGENCIES

Environmental and Reclamation Matters
Our mining, exploration, production and historical operating activities are subject to stringent laws and regulations governing the protection of the environment. We perform a comprehensive annual review of our environmental and reclamation obligations and also review changes in facts and circumstances associated with these obligations at least quarterly. There have been no material changes to our environmental and reclamation obligations since the end of 2012; however, updated cost assumptions, including increases and decreases to cost estimates, changes in the anticipated scope and timing of remediation activities and settlement of environmental matters may result in revisions to certain of our environmental obligations. We recorded adjustments to environmental obligations totaling a net credit of $1 million in first-quarter 2013, and there were no adjustments to environmental obligations in first-quarter 2012.

Refer to Note 13 in our annual report on Form 10-K for the year ended December 31, 2012, for further information regarding our environmental and reclamation obligations.

Litigation and Other Contingencies
Other than as disclosed in Note 9 and contained in "Legal Proceedings" in Part II, Item 1. of this quarterly report, there have been no material changes to our contingencies associated with legal proceedings and other matters since the end of 2012. Refer to Note 13 and "Legal Proceedings" contained in Part I, Item 3. of our annual report on Form 10-K for the year ended December 31, 2012, for further information regarding legal proceedings and other matters.

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

North America Copper Mines Product Revenues and Production Costs

Three Months Ended March 31, 2013
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,270	$1,270	$93	$20	$1,383
Site production and delivery, before net noncash and other costs shown below	703	685	26	12	723
By-product credits[a]	(93)	—	—	—	—
Treatment charges	45	44	—	1	45
Net cash costs	655	729	26	13	768
Depreciation, depletion and amortization	98	95	1	2	98
Noncash and other costs, net	33	32	1	—	33
Total costs	786	856	28	15	899
Revenue adjustments, primarily for pricing on prior period open sales	(2)	(2)	—	—	(2)
Gross profit	$482	$412	$65	$5	$482

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,383	$723	$98
Treatment charges	—	45	—
Net noncash and other costs	—	33	—
Revenue adjustments, primarily for pricing on prior period open sales	(2)	—	—
Eliminations and other	8	10	4
North America copper mines	1,389	811	102
South America mining	1,014	475	71
Indonesia mining	931	563	55
Africa mining	438	185	58
Molybdenum mines	143	80	20
Rod & Refining	1,337	1,328	3
Atlantic Copper Smelting & Refining	639	628	10
Corporate, other & eliminations	(1,308)	(1,351)	10
As reported in FCX’s consolidated financial statements	$4,583	$2,719	$329

a.	Molybdenum credits and revenues reflect volumes produced at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

North America Copper Mines Product Revenues and Production Costs (continued)

Three Months Ended March 31, 2012
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,287	$1,287	$136	$21	$1,444
Site production and delivery, before net noncash and other costs shown below	607	584	29	12	625
By-product credits[a]	(139)	—	—	—	—
Treatment charges	41	39	—	2	41
Net cash costs	509	623	29	14	666
Depreciation, depletion and amortization	89	86	2	1	89
Noncash and other costs, net	21	21	—	—	21
Total costs	619	730	31	15	776
Revenue adjustments, primarily for pricing on prior period open sales	9	9	—	—	9
Gross profit	$677	$566	$105	$6	$677

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,444	$625	$89
Treatment charges	—	41	—
Net noncash and other costs	—	21	—
Revenue adjustments, primarily for pricing on prior period open sales	9	—	—
Eliminations and other	3	20	4
North America copper mines	1,456	707	93
South America mining	1,254	463	62
Indonesia mining	950	515	46
Africa mining	305	132	32
Molybdenum mines	126	70	11
Rod & Refining	1,304	1,297	2
Atlantic Copper Smelting & Refining	712	695	10
Corporate, other & eliminations	(1,502)	(1,451)	11
As reported in FCX’s consolidated financial statements	$4,605	$2,428	$267

a.	Molybdenum credits and revenues reflect volumes produced at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

South America Mining Product Revenues and Production Costs

Three Months Ended March 31, 2013
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other		Total
Revenues, excluding adjustments	$993	$993	$87	[a]	$1,080
Site production and delivery, before net noncash and other costs shown below	462	425	41		466
By-product credits	(83)	—	—		—
Treatment charges	50	50	—		50
Net cash costs	429	475	41		516
Depreciation, depletion and amortization	71	67	4		71
Noncash and other costs, net	16	8	8		16
Total costs	516	550	53		603
Revenue adjustments, primarily for pricing on prior period open sales	(15)	(15)	—		(15)
Gross profit	$462	$428	$34		$462

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,080	$466	$71
Treatment charges	(50)	—	—
Net noncash and other costs	—	16	—
Revenue adjustments, primarily for pricing on prior period open sales	(15)	—	—
Eliminations and other	(1)	(7)	—
South America mining	1,014	475	71
North America copper mines	1,389	811	102
Indonesia mining	931	563	55
Africa mining	438	185	58
Molybdenum mines	143	80	20
Rod & Refining	1,337	1,328	3
Atlantic Copper Smelting & Refining	639	628	10
Corporate, other & eliminations	(1,308)	(1,351)	10
As reported in FCX’s consolidated financial statements	$4,583	$2,719	$329

a.
Includes gold sales of 21 thousand ounces ($1,617 per ounce average realized price), silver sales of 988 thousand ounces ($30.45 per ounce average realized price); also includes sales of Cerro Verde production to our molybdenum sales of 2 million pounds ($9.74 per pound average realized price), which reflects molybdenum produced by Cerro Verde at market-based pricing.

South America Mining Product Revenues and Production Costs (continued)

Three Months Ended March 31, 2012
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other		Total
Revenues, excluding adjustments	$1,098	$1,098	$90	[a]	$1,188
Site production and delivery, before net noncash and other costs shown below	439	405	40		445
By-product credits	(84)	—	—		—
Treatment charges	47	47	—		47
Net cash costs	402	452	40		492
Depreciation, depletion and amortization	62	59	3		62
Noncash and other costs, net	21	13	8		21
Total costs	485	524	51		575
Revenue adjustments, primarily for pricing on prior period open sales	110	109	1		110
Gross profit	$723	$683	$40		$723

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,188	$445	$62
Treatment charges	(47)	—	—
Net noncash and other costs	—	21	—
Revenue adjustments, primarily for pricing on prior period open sales	110	—	—
Eliminations and other	3	(3)	—
South America mining	1,254	463	62
North America copper mines	1,456	707	93
Indonesia mining	950	515	46
Africa mining	305	132	32
Molybdenum mines	126	70	11
Rod & Refining	1,304	1,297	2
Atlantic Copper Smelting & Refining	712	695	10
Corporate, other & eliminations	(1,502)	(1,451)	11
As reported in FCX’s consolidated financial statements	$4,605	$2,428	$267

a.
Includes gold sales of 19 thousand ounces ($1,680 per ounce average realized price), silver sales of 698 thousand ounces ($30.32 per ounce average realized price); also includes sales of Cerro Verde production to our molybdenum sales company of 2 million pounds ($12.35 per pound average realized price), which reflects molybdenum produced by Cerro Verde at market-based pricing.

Indonesia Mining Product Revenues and Production Costs

Three Months Ended March 31, 2013
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver		Total
Revenues, excluding adjustments	$680	$680	$307	$16	[a]	$1,003
Site production and delivery, before net noncash and other costs shown below	516	350	158	8		516
Gold and silver credits	(322)	—	—	—		—
Treatment charges	45	30	14	1		45
Royalty on metals	26	18	8	—		26
Net cash costs	265	398	180	9		587
Depreciation and amortization	55	37	17	1		55
Noncash and other costs, net	52	35	16	1		52
Total costs	372	470	213	11		694
Revenue adjustments, primarily for pricing on prior period open sales	—	—	(1)	—		(1)
PT Smelting intercompany profit	5	3	2	—		5
Gross profit	$313	$213	$95	$5		$313

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,003	$516	$55
Treatment charges	(45)	—	—
Royalty on metals	(26)	—	—
Net noncash and other costs	—	52	—
Revenue adjustments, primarily for pricing on prior period open sales	(1)	—	—
PT Smelting intercompany profit	—	(5)	—
Indonesia mining	931	563	55
North America copper mines	1,389	811	102
South America mining	1,014	475	71
Africa mining	438	185	58
Molybdenum mines	143	80	20
Rod & Refining	1,337	1,328	3
Atlantic Copper Smelting & Refining	639	628	10
Corporate, other & eliminations	(1,308)	(1,351)	10
As reported in FCX’s consolidated financial statements	$4,583	$2,719	$329

a.	Includes silver sales of 563 thousand ounces ($28.49 per ounce average realized price).

Indonesia Mining Product Revenues and Production Costs (continued)

Three Months Ended March 31, 2012
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver		Total
Revenues, excluding adjustments	$511	$511	$451	$15	[a]	$977
Site production and delivery, before net noncash and other costs shown below	470	245	217	8		470
Gold and silver credits	(469)	—	—	—		—
Treatment charges	25	13	12	—		25
Royalty on metals	18	10	8	—		18
Net cash (credits) costs	44	268	237	8		513
Depreciation and amortization	46	24	21	1		46
Noncash and other costs, net	25	13	12	—		25
Total (credits) costs	115	305	270	9		584
Revenue adjustments, primarily for pricing on prior period open sales	13	13	3	—		16
PT Smelting intercompany loss	(20)	(11)	(9)	—		(20)
Gross profit	$389	$208	$175	$6		$389

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$977	$470	$46
Treatment charges	(25)	—	—
Royalty on metals	(18)	—	—
Net noncash and other costs	—	25	—
Revenue adjustments, primarily for pricing on prior period open sales	16	—	—
PT Smelting intercompany loss	—	20	—
Indonesia mining	950	515	46
North America copper mines	1,456	707	93
South America mining	1,254	463	62
Africa mining	305	132	32
Molybdenum mines	126	70	11
Rod & Refining	1,304	1,297	2
Atlantic Copper Smelting & Refining	712	695	10
Corporate, other & eliminations	(1,502)	(1,451)	11
As reported in FCX’s consolidated financial statements	$4,605	$2,428	$267

a.	Includes silver sales of 449 thousand ounces ($33.08 per ounce average realized price).

Africa Mining Product Revenues and Production Costs

Three Months Ended March 31, 2013
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt	Total
Revenues, excluding adjustments[a]	$401	$401	$41	$442
Site production and delivery, before net noncash and other costs shown below	164	157	23	180
Cobalt credits[b]	(27)	—	—	—
Royalty on metals	8	7	1	8
Net cash costs	145	164	24	188
Depreciation, depletion and amortization	58	54	4	58
Noncash and other costs, net	5	5	—	5
Total costs	208	223	28	251
Revenue adjustments, primarily for pricing on prior period open sales	2	2	2	4
Gross profit	$195	$180	$15	$195

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$442	$180	$58
Royalty on metals	(8)	—	—
Net noncash and other costs	—	5	—
Revenue adjustments, primarily for pricing on prior period open sales	4	—	—
Africa mining	438	185	58
North America copper mines	1,389	811	102
South America mining	1,014	475	71
Indonesia mining	931	563	55
Molybdenum mines	143	80	20
Rod & Refining	1,337	1,328	3
Atlantic Copper Smelting & Refining	639	628	10
Corporate, other & eliminations	(1,308)	(1,351)	10
As reported in FCX’s consolidated financial statements	$4,583	$2,719	$329

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

Africa Mining Product Revenues and Production Costs (continued)

Three Months Ended March 31, 2012
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt	Total
Revenues, excluding adjustments[a]	$257	$257	$43	$300
Site production and delivery, before net noncash and other costs shown below	103	99	26	125
Cobalt credits[b]	(23)	—	—	—
Royalty on metals	5	5	—	5
Net cash costs	85	104	26	130
Depreciation, depletion and amortization	32	29	3	32
Noncash and other costs, net	7	6	1	7
Total costs	124	139	30	169
Revenue adjustments, primarily for pricing on prior period open sales	8	8	2	10
Gross profit	$141	$126	$15	$141

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$300	$125	$32
Royalty on metals	(5)	—	—
Net noncash and other costs	—	7	—
Revenue adjustments, primarily for pricing on prior period open sales	10	—	—
Africa mining	305	132	32
North America copper mines	1,456	707	93
South America mining	1,254	463	62
Indonesia mining	950	515	46
Molybdenum mines	126	70	11
Rod & Refining	1,304	1,297	2
Atlantic Copper Smelting & Refining	712	695	10
Corporate, other & eliminations	(1,502)	(1,451)	11
As reported in FCX’s consolidated financial statements	$4,605	$2,428	$267

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

Molybdenum Mines Product Revenues and Production Costs

	Three Months Ended March 31,
(In millions)	2013[a]	2012[a]
Revenues, excluding adjustments	$155	$134

Site production and delivery, before net noncash and other costs shown below	78	53
Treatment charges and other	12	8
Net cash costs	90	61
Depreciation, depletion and amortization	20	8
Noncash and other costs, net	2	1
Total costs	112	70
Gross profit	$43	$64

Reconciliation to Amounts Reported	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Three Months Ended March 31, 2013
Totals presented above	$155	$78	$20
Treatment charges and other	(12)	—	—
Net noncash and other costs	—	2	—
Molybdenum mines	143	80	20
North America copper mines	1,389	811	102
South America mining	1,014	475	71
Indonesia mining	931	563	55
Africa mining	438	185	58
Rod & Refining	1,337	1,328	3
Atlantic Copper Smelting & Refining	639	628	10
Corporate, other & eliminations[b]	(1,308)	(1,351)	10
As reported in FCX’s consolidated financial statements	$4,583	$2,719	$329

Three Months Ended March 31, 2012
Totals presented above	$134	$53	$8
Treatment charges and other	(8)	—	—
Net noncash and other costs	—	1	—
Henderson mine	126	54	8
Climax mine	—	16	3
Molybdenum mines	126	70	11
North America copper mines	1,456	707	93
South America mining	1,254	463	62
Indonesia mining	950	515	46
Africa mining	305	132	32
Rod & Refining	1,304	1,297	2
Atlantic Copper Smelting & Refining	712	695	10
Corporate, other & eliminations[b]	(1,502)	(1,451)	11
As reported in FCX’s consolidated financial statements	$4,605	$2,428	$267

a.	First-quarter 2013 includes the results of the Henderson and Climax mines; first-quarter 2012 reflects the results of only the Henderson mine.

b.	Includes amounts associated with our molybdenum sales company, which includes sales of molybdenum produced by the molybdenum mines and by certain of our North and South America copper mines.

CAUTIONARY STATEMENT

Our discussion and analysis contains forward-looking statements in which we discuss factors we believe may affect our future performance.  Forward-looking statements are all statements other than statements of historical facts, such as those statements regarding projected ore grades and milling rates, projected production and sales volumes, projected unit net cash costs, projected operating cash flows, projected capital expenditures, exploration efforts and results, mine production and development plans, the impact of deferred intercompany profits on earnings, liquidity, other financial commitments and tax rates, the impact of copper, gold, molybdenum and cobalt price changes, future dividend payments and potential share purchases.  The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “intends,” “likely,” “will,” “should,” “to be,” and any similar expressions are intended to identify those assertions as forward-looking statements.  The declaration of dividends is at the discretion of our Board and will depend on our financial results, cash requirements, future prospects, the impact of pending acquisitions and other factors deemed relevant by the Board.

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

There have been no material changes in our market risks during the three-month period ended March 31, 2013. For additional information on market risks, refer to “Disclosures About Market Risks” included in Part II, Item 7A. of our annual report on Form 10-K for the year ended December 31, 2012. For projected sensitivities of our operating cash flow to changes in commodity prices, refer to “Outlook” in Part I, Item 2. of this quarterly report on Form 10-Q for the period ended March 31, 2013; for projected sensitivities of our provisionally priced copper sales to changes in commodity prices refer to “Consolidated Results – Revenues” in Part I, Item 2. of this quarterly report on Form 10-Q for the period ended March 31, 2013.

Item 4.	Controls and Procedures.

(a)
Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective as of March 31, 2013.

(b)
Changes in internal control over financial reporting. During second-quarter 2011, we began a phased implementation of a new enterprise resource planning (ERP) information technology system to upgrade our information technology infrastructure and enhance operating efficiency and effectiveness. Implementation has been completed at our North America, South America, Africa and Indonesia mining operations, and we expect the initial implementation of the ERP system to be completed at all of our operations in 2013. During each phase of the implementation, an appropriate level of training of employees, testing of the system and monitoring of the financial results recorded in the system is conducted. Management has updated our system of internal control over financial reporting for the impacted operating business units.

With the exception of the ERP implementation described above, there has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2013, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management does not believe, based on currently available information, that the outcome of any proceeding reported in Note 13 and incorporated by reference into Part I, Item 3. “Legal Proceedings” of our annual report on Form 10-K for the year ended December 31, 2012 will have a material adverse effect on our financial condition; although individual outcomes could be material to our operating results for a particular period, depending on the nature and magnitude of the outcome and the operating results for the period. Refer to Note 9 for discussion of updates to previously reported legal proceedings.

Item 1A. Risk Factors.

There have been no material changes to our risk factors during the three-month period ended March 31, 2013. For additional information on risk factors, refer to Part I, Item 1A. "Risk Factors" of our annual report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table sets forth information with respect to shares of Freeport-McMoRan Copper & Gold Inc. (FCX) common stock purchased by us during the three months ended March 31, 2013:

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[b]	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs[b]

January 1-31, 2013	—		$—	—	23,685,500
February 1-28, 2013	15,000	[a]	$35.16	—	23,685,500
March 1-31, 2013	—		$—	—	23,685,500
Total	15,000		$35.16	—	23,685,500

a.	Consists of shares acquired in connection with stock option exercises.

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
C. Donald Whitmire, Jr.
Vice President and
Controller - Financial Reporting
(authorized signatory
and Principal Accounting Officer)

Date:  May 6, 2013

FREEPORT-McMoRan COPPER & GOLD INC.
EXHIBIT INDEX
Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation of FCX.		10-Q	001-11307-01	8/6/2010
3.2	Amended and Restated By-Laws of FCX, as amended through April 17, 2013		8-K	001-11307-01	4/17/2013
4.1	Indenture dated as of March 19, 2007, from FCX to The Bank of New York, as Trustee, with respect to the Senior Floating Rate Notes due 2015.		8-K	001-11307-01	3/19/2007
4.2	Indenture dated as of February 13, 2012 between Freeport-McMoRan Copper & Gold Inc. and U.S. Bank National Association, as trustee.		8-K	001-11307-01	2/13/2012
4.3	First Supplemental Indenture dated as of February 13, 2012 between Freeport-McMoRan Copper & Gold Inc. and U.S. Bank National Association, as trustee.		8-K	001-11307-01	2/13/2012
4.4	Second Supplemental Indenture dated as of February 13, 2012 between Freeport-McMoRan Copper & Gold Inc. and U.S. Bank National Association, as trustee.		8-K	001-11307-01	2/13/2012
4.5	Third Supplemental Indenture dated as of February 13, 2012 between Freeport-McMoRan Copper & Gold Inc. and U.S. Bank National Association, as trustee.		8-K	001-11307-01	2/13/2012
4.6	Indenture, dated as of March 7, 2013, between Freeport McMoRan Copper & Gold Inc. and U.S. Bank National Association, as trustee.		8-K	001-11307-01	3/7/2013
4.7
Registration Rights Agreement dated as of March 7, 2013, among Freeport McMoRan Copper & Gold Inc. and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the Initial Purchasers, relating to the 2.375% Senior Notes due 2018.
			8-K	001-11307-01	3/7/2013
4.8
Registration Rights Agreement dated as of March 7, 2013, among Freeport McMoRan Copper & Gold Inc. and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the Initial Purchasers, relating to the 3.100% Senior Notes due 2020.
			8-K	001-11307-01	3/7/2013
4.9
Registration Rights Agreement dated as of March 7, 2013, among Freeport McMoRan Copper & Gold Inc. and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the Initial Purchasers, relating to the 3.875% Senior Notes due 2023.
			8-K	001-11307-01	3/7/2013
4.1
Registration Rights Agreement dated as of March 7, 2013, among Freeport McMoRan Copper & Gold Inc. and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the Initial Purchasers, relating to the 5.450% Senior Notes due 2043.
			8-K	001-11307-01	3/7/2013
10.1
Purchase Agreement dated as of February 28, 2013 among Freeport-McMoRan Copper & Gold Inc. and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several initial purchasers named in Schedule 1 thereto.
			8-K	001-11307-01	3/5/2013
15.1	Letter from Ernst & Young LLP regarding unaudited interim financial statements.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

E-1

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

E-2