Form 10-Q
period 2013-06-30
FREEPORT MCMORAN COPPER & GOLD INC
filed 2013-08-09
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
☐ Yes ☑ No

On July 31, 2013, there were issued and outstanding 1,037,879,851 shares of the registrant’s common stock, par value $0.10 per share.

FREEPORT-McMoRan COPPER & GOLD INC.

.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2013	December 31, 2012
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$3,294	$3,705
Trade accounts receivable	1,244	927
Other accounts receivable	635	702
Inventories:
Mill and leach stockpiles	1,713	1,672
Materials and supplies, net	1,725	1,504
Product	1,508	1,400
Other current assets	459	387
Total current assets	10,578	10,297
Property, plant, equipment and development costs, net	46,214	20,999
Long-term mill and leach stockpiles	2,192	1,955
Goodwill	1,904	—
Other assets	2,269	2,189
Total assets	$63,157	$35,440

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,771	$2,708
Dividends payable	1,368	299
Current portion of reclamation and environmental obligations	284	241
Accrued income taxes	114	93
Current portion of debt	73	2
Total current liabilities	5,610	3,343
Long-term debt, less current portion	21,142	3,525
Deferred income taxes	6,840	3,490
Reclamation and environmental obligations, less current portion	3,106	2,127
Other liabilities	1,810	1,644
Total liabilities	38,508	14,129

Redeemable noncontrolling interest	782	—

Equity:
FCX stockholders’ equity:
Common stock	117	107
Capital in excess of par value	22,072	19,119
Retained earnings	1,865	2,399
Accumulated other comprehensive loss	(495)	(506)
Common stock held in treasury	(3,681)	(3,576)
Total FCX stockholders’ equity	19,878	17,543
Noncontrolling interests	3,989	3,768
Total equity	23,867	21,311
Total liabilities and equity	$63,157	$35,440

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions, except per share amounts)
Revenues	$4,288	$4,475	$8,871	$9,080
Cost of sales:
Production and delivery	2,853	2,622	5,572	5,050
Depreciation, depletion and amortization	530	291	859	558
Total cost of sales	3,383	2,913	6,431	5,608
Selling, general and administrative expenses	186	97	299	201
Mining exploration and research expenses	64	73	116	135
Environmental obligations and shutdown costs	16	81	31	91
Total costs and expenses	3,649	3,164	6,877	6,035
Operating income	639	1,311	1,994	3,045
Interest expense, net	(132)	(43)	(189)	(106)
Losses on early extinguishment of debt	—	—	(45)	(168)
Gain on investment in McMoRan Exploration Co.	128	—	128	—
Other income, net	13	51	10	38
Income before income taxes and equity in affiliated companies' net
earnings (losses)	648	1,319	1,898	2,809
Provision for income taxes	(40)	(422)	(468)	(913)
Equity in affiliated companies’ net earnings (losses)	2	(3)	4	(1)
Net income	610	894	1,434	1,895
Net income attributable to noncontrolling interests	(128)	(184)	(304)	(421)
Net income attributable to FCX common stockholders	$482	$710	$1,130	$1,474

Net income per share attributable to FCX common stockholders:
Basic	$0.49	$0.75	$1.17	$1.55
Diluted	$0.49	$0.74	$1.17	$1.55

Weighted-average common shares outstanding:
Basic	980	949	965	949
Diluted	984	953	968	954

Dividends declared per share of common stock	$1.3125	$0.3125	$1.625	$0.625

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In millions)
Net income	$610	$894	$1,434	$1,895

Other comprehensive income, net of taxes:
Defined benefit plans:
Amortization of unrecognized amounts included in net
periodic benefit costs	5	8	12	15
Adjustment to deferred tax valuation allowance	—	—	—	5
Unrealized gains (losses) on securities arising during the period	1	(1)	—	(1)
Translation adjustments arising during the period	(1)	(1)	(1)	(1)
Other comprehensive income	5	6	11	18

Total comprehensive income	615	900	1,445	1,913
Total comprehensive income attributable to noncontrolling interests	(128)	(185)	(304)	(422)
Total comprehensive income attributable to FCX
common stockholders	$487	$715	$1,141	$1,491

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2013	2012
	(In millions)
Cash flow from operating activities:
Net income	$1,434	$1,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	859	558
Gain on investment in McMoRan Exploration Co. (MMR)	(128)	—
Stock-based compensation	65	54
Pension plans contributions	(42)	(75)
Net charges for reclamation and environmental obligations, including accretion	73	112
Payments for reclamation and environmental obligations	(91)	(98)
Losses on early extinguishment of debt	45	168
Deferred income taxes	43	288
Increase in long-term mill and leach stockpiles	(236)	(162)
Other, net	38	17
(Increases) decreases in working capital and other tax payments, excluding amounts from the acquisitions
Accounts receivable	350	(182)
Inventories	(160)	(160)
Other current assets	58	(11)
Accounts payable and accrued liabilities	(371)	(117)
Accrued income taxes and other tax payments	(72)	(304)
Net cash provided by operating activities	1,865	1,983

Cash flow from investing activities:
Capital expenditures:
North America copper mines	(543)	(296)
South America	(470)	(392)
Indonesia	(511)	(387)
Africa	(103)	(297)
Molybdenum mines	(82)	(148)
Oil & gas operations	(190)	—
Other	(79)	(27)
Acquisition of Plains Exploration & Production Company, net of cash acquired	(3,465)	—
Acquisition of MMR, net of cash acquired	(1,628)	—
Acquisition of cobalt chemical business, net of cash acquired	(321)	—
Restricted cash and other, net	(264)	(4)
Net cash used in investing activities	(7,656)	(1,551)

Cash flow from financing activities:
Proceeds from debt	11,021	3,016
Repayments of debt	(4,541)	(3,171)
Redemption of MMR preferred stock	(202)	—
Cash dividends and distributions paid:
Common stock	(595)	(535)
Noncontrolling interests	(90)	(38)
Debt financing costs	(111)	(22)
Net payments for stock-based awards	(103)	(3)
Excess tax benefit from stock-based awards	1	7
Net cash provided by (used in) financing activities	5,380	(746)

Net decrease in cash and cash equivalents	(411)	(314)
Cash and cash equivalents at beginning of year	3,705	4,822
Cash and cash equivalents at end of period	$3,294	$4,508
The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

	FCX Stockholders’ Equity
	Common Stock			Retained Earnings	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total FCX Stock-holders' Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at December 31, 2012	1,073	$107	$19,119	$2,399	$(506)	124	$(3,576)	$17,543	$3,768	$21,311
Common stock issued to acquire Plains Exploration & Production Co.	91	9	2,822	—	—	—	—	2,831	—	2,831
Exchange of employee stock-based awards in connection
with acquisitions	—	—	67	—	—	—	—	67	—	67
Exercised and issued stock-based awards	1	1	2	—	—	—	—	3	—	3
Stock-based compensation	—	—	66	—	—	—	—	66	—	66
Tender of shares for stock-based awards	—	—	—	—	—	3	(105)	(105)	—	(105)
Dividends on common stock	—	—	—	(1,664)	—	—	—	(1,664)	—	(1,664)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(84)	(84)
Noncontrolling interests' share of contributed capital in subsidiary	—	—	(4)	—	—	—	—	(4)	4	—
Redeemable noncontrolling interest	—	—	—	—	—	—	—	—	(3)	(3)
Total comprehensive income	—	—	—	1,130	11	—	—	1,141	304	1,445
Balance at June 30, 2013	1,165	$117	$22,072	$1,865	$(495)	127	$(3,681)	$19,878	$3,989	$23,867

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. GENERAL INFORMATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles (GAAP) in the United States (U.S.). Therefore, this information should be read in conjunction with Freeport-McMoRan Copper & Gold Inc.’s (FCX) consolidated financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2012. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. With the exception of certain adjustments associated with the acquisition of Plains Exploration & Production Company (PXP) and McMoRan Exploration Co. (MMR), collectively known as Freeport-McMoRan Oil & Gas LLC (FM O&G), all such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three-month and six-month periods ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

As further discussed in Note 2, FCX completed its acquisition of PXP on May 31, 2013, and MMR on June 3, 2013. The financial results for second-quarter 2013 and the six months ended June 30, 2013, include PXP's results beginning June 1, 2013, and MMR's results beginning June 4, 2013.

2. ACQUISITIONS
Oil and Gas. PXP and MMR are now both wholly owned consolidated subsidiaries of FCX. These acquisitions add a portfolio of oil and gas assets to FCX's global mining business to create a U.S.-based natural resource company. The portfolio of oil and gas assets includes oil production facilities and growth potential in the Deepwater Gulf of Mexico (GOM), oil production from the onshore Eagle Ford shale play in Texas, oil production facilities onshore and offshore California, onshore resources in the Haynesville shale natural gas play in Louisiana, and a position in the emerging shallow water, ultra-deep natural gas play on the Shelf of the GOM and onshore in South Louisiana. The acquisitions have been accounted for under the acquisition method as required by Accounting Standards Codification (ASC) Topic 805, “Business Combinations,” with FCX as the acquirer. As further discussed in Note 7, FCX issued $6.5 billion of senior notes in March 2013 for net proceeds of $6.49 billion, which was used, together with borrowings under a $4.0 billion five-year bank term loan, to fund the cash portion of the merger consideration for both transactions and the repayment of certain indebtedness of PXP.

In the PXP acquisition, FCX acquired PXP for per-share consideration equivalent to 0.6531 shares of FCX common stock and $25.00 in cash. PXP stockholders had the right to elect to receive merger consideration in the form of cash or shares of FCX common stock, subject to the proration provisions in the merger agreement. Based on the final results of the merger consideration elections and as set forth in the merger agreement, FCX issued 91 million shares of its common stock and paid $3.8 billion in cash (which includes $411 million for the value of the $3 per share special dividend paid to PXP stockholders on May 31, 2013).

Following is a summary of the $6.6 billion purchase price for PXP (in millions, except the exchange ratio and closing share price):

Number of shares of PXP common stock acquired	132.280	[a]
Exchange ratio of FCX common stock for each PXP share	0.6531
	86.392
Shares of FCX common stock issued for certain PXP equity awards	4.769
Total shares of FCX common stock issued	91.161

Closing share price of FCX common stock at May 31, 2013	$31.05
FCX stock consideration	$2,831
Cash consideration	3,725	[b]
Employee stock-based awards, primarily cash-settled in stock-based awards	78
Total purchase price	$6,634

a.	Adjusted for cash paid in lieu of fractional shares.

b.
Cash consideration includes the payment of $25.00 in cash for each PXP share ($3.3 billion), cash paid in lieu of any fractional shares of FCX common stock, cash paid for certain equity awards ($7 million), and the value of the $3 per share PXP special cash dividend ($411 million) paid on May 31, 2013.

In the MMR acquisition, for each MMR share owned, MMR shareholders received $14.75 in cash and 1.15 units of a royalty trust, which holds a five percent overriding royalty interest in future production from MMR's ultra-deep exploration prospects that existed as of December 5, 2012, the date of the merger agreement. MMR conveyed the royalty interests to the royalty trust immediately prior to the effective time of the merger, and they were "carved out" of the mineral interests that were acquired by FCX and not considered part of purchase consideration.

Prior to June 3, 2013, FCX owned 500,000 shares of MMR's 5.75% Convertible Perpetual Preferred Stock, Series 2, which was accounted for under the cost method and recorded on its balance sheet at $432 million on May 31, 2013. On May 31, 2013, FCX acquired 51 million shares of MMR's common stock, which had a fair value of $848 million on that date based upon the closing market price of MMR's common stock ($16.63 per share, i.e., Level 1 measurement), through its acquisition of PXP. As a result of FCX obtaining control of MMR on June 3, 2013, FCX remeasured its ownership interests in MMR to a fair value of $1.4 billion in accordance with ASC Topic 805, resulting in a gain of $128 million in second-quarter 2013. Fair value was calculated using the closing quoted market price of MMR's common stock on June 3, 2013, of $16.75 per share (i.e., Level 1 measurement for the common stock and Level 2 measurement for the preferred stock).

Following is a summary of the $3.1 billion purchase price for MMR (in millions, except the closing share price):

Number of shares of MMR common stock acquired	112.362	[a]
Cash consideration of $14.75 per share	$14.75
Cash consideration paid by FCX	$1,657
Employee stock-based awards	63
Total	1,720

Fair value of FCX's investment in 51 million shares of MMR common stock acquired on
May 31, 2013, through the acquisition of PXP	854
Fair value of FCX's investment in MMR's 5.75% Convertible Perpetual Preferred Stock, Series 2	554
Total purchase price	$3,128
a. Excluded 51 million shares of MMR common stock owned by FCX through its acquisition of PXP on May 31, 2013.

The following table summarizes the preliminary purchase price allocations for PXP and MMR (in millions):

	PXP	MMR	Eliminations	Total
Current assets	$1,010	$96	$—	$1,106
Oil and natural gas properties - full cost method:
Subject to depletion	11,447	801	—	12,248
Not subject to depletion	9,635	1,692	—	11,327
Property, plant and equipment	261	1	—	262
Investment in MMR[a]	848	—	(848)	—
Other assets	12	399	—	411
Current liabilities	(915)	(174)	—	(1,089)
Debt (current and long-term)	(10,630)	(620)	—	(11,250)
Deferred income taxes[b]	(3,871)	—	—	(3,871)
Other long-term liabilities	(868)	(258)	—	(1,126)
Redeemable noncontrolling interest	(749)	(259)	—	(1,008)
Total fair value, excluding goodwill	6,180	1,678	(848)	7,010
Goodwill[c]	454	1,450	—	1,904
Total purchase price	$6,634	$3,128	$(848)	$8,914

a.	PXP owned 51 million shares of MMR common stock, which was eliminated in FCX's condensed consolidated balance sheet at June 30, 2013.

b.
Deferred income taxes have been recognized based on the estimated fair value adjustments to net assets using a 38 percent tax rate, which reflected the 35 percent federal statutory rate and a 3 percent weighted-average of the applicable statutory state tax rates (net of federal benefit).

c.
The final valuation of assets acquired, liabilities assumed and noncontrolling interest is not complete and the net adjustments to those values may result in changes to goodwill and other carrying amounts initially assigned to the assets, liabilities and noncontrolling interest based on the preliminary fair value analysis.

In accordance with the acquisition method of accounting, the purchase price from FCX's acquisitions of both PXP and MMR has been allocated on a preliminary basis to the assets acquired, liabilities assumed and noncontrolling interest based on their estimated fair values on the respective acquisition dates. The estimated fair values were based on preliminary estimates and are subject to change as FCX completes its analysis. The fair value estimates were based on, but not limited to quoted market prices, where available; expected future cash flows based on estimated reserve quantities; costs to produce and develop reserves; current replacement cost for similar capacity for certain fixed assets; market rate assumptions for contractual obligations; appropriate discount rates and growth rates, and oil and gas forward prices. The excess of the total consideration over the estimated fair value of the amounts initially assigned to the identifiable assets acquired, liabilities assumed and noncontrolling interest has been recorded as goodwill. Goodwill recorded in connection with the acquisitions will not be deductible for income tax purposes.

The fair value measurement of the oil and natural gas properties, asset retirement obligations included in other liabilities (refer to Note 8 for further discussion) and noncontrolling interest were based, in part, on significant inputs not observable in the market (as discussed above) and thus represents a Level 3 measurement. The fair value measurement of long-term debt, including the current portion, was based on prices obtained from a readily available pricing source and thus represents a Level 2 measurement.

As of June 30, 2013, FCX had not identified any material pre-acquisition contingencies where the related asset, liability or impairment is probable and the amount of the asset, liability or impairment can be reasonably estimated. Prior to the end of the purchase price allocation period, if information becomes available that an asset existed, a liability had been incurred or an asset had been impaired as of the acquisition dates, and the amounts can be reasonably estimated, such items will be included in the purchase price allocations.

Goodwill arose on these acquisitions principally because of limited drilling activities to date and the absence of production history and material reserve data associated with the very large geologic potential of an emerging trend targeting deep-seated structures in the shallow waters of the GOM and onshore analogous to large discoveries in the deepwater GOM and other proven basins prospects. In addition, goodwill also resulted from the requirement to recognize deferred taxes on the difference between the fair value and the tax basis of the acquired assets.

In second-quarter 2013 and for the six months ended June 30, 2013, FM O&G contributed revenue of $336 million and operating income of $64 million since the acquisition dates. Acquisition-related costs totaled $61 million in second-quarter 2013 and $75 million for the six months ended June 30, 2013, which are included in selling, general and administrative expense in the consolidated statements of income. In addition, FCX deferred debt issuance costs of $95 million in connection with the debt financing of the acquisitions (refer to Note 7 for further discussion of the debt financing), which are included in other assets in the condensed consolidated balance sheet as of June 30, 2013.
Redeemable Noncontrolling Interest. In 2011, PXP issued (i) 450,000 shares of Plains Offshore Operations Inc. (Plains Offshore) 8% Convertible Perpetual Preferred Stock (Preferred Stock) for gross proceeds of $450 million and (ii) non-detachable warrants to purchase in aggregate 9.1 million shares of Plains Offshore's common stock with an exercise price of $20 per share. In addition, Plains Offshore issued 87 million shares of Plains Offshore Class A common stock, which will be held in escrow until the conversion and cancellation of the Preferred Stock or the exercise of the warrants. Plains Offshore holds certain of FM O&G's oil and natural gas properties and assets located in the GOM in water depths of 500 feet or more, including the Lucius oil field and the Phobos prospect, but excluding the properties acquired by PXP in 2012 from BP Exploration & Production Inc., BP America Production Company and Shell Offshore Inc. The Preferred Stock represents a 20 percent equity interest in Plains Offshore and pays quarterly cash dividends of 6 percent per annum and an additional 2 percent per annum dividend. The 2 percent dividend may be deferred and accumulated quarterly until paid ($18 million of accumulated dividends as of June 30, 2013). The shares of preferred stock also fully participate, on an as-converted basis at four times, in cash dividends distributed to any class of common stockholders of Plains Offshore. Plains Offshore has not distributed any dividends to its common stockholders.

The holders of the Preferred Stock (preferred holders) have the right, at any time at their option, to convert any or all of such holder's shares of Preferred Stock and exercise any of the associated non-detachable warrants into shares of Class A common stock of Plains Offshore, at an initial conversion/exercise price of $20 per share; the conversion price is subject to adjustment as a result of certain events. Furthermore, Plains Offshore has the right to convert all or a portion of the outstanding shares of Preferred Stock if certain events occur more than 180 days after an initial public offering or a qualified public offering of Plains Offshore. FM O&G also has a right to purchase shares of Plains Offshore preferred stock, common stock and warrants under certain circumstances in order to permit the consolidation of Plains Offshore for federal income tax purposes. Additionally, at any time on or after November 17, 2016, the fifth anniversary of the closing date, FM O&G may exercise a call right to purchase all, but not less than all, of the outstanding shares of Preferred Stock and associated non-detachable warrants for cash, at a price equal to the liquidation preference described below.
At any time after November 17, 2015, the fourth anniversary of the closing date, a majority of the preferred holders may cause Plains Offshore to use its commercially reasonable efforts to consummate an exit event. An exit event, as defined in the stockholders agreement, means, at the sole option of Plains Offshore (i) the purchase by FM O&G or the redemption by Plains Offshore of all the preferred stock, warrants and common stock held by the preferred holders for the aggregate fair value thereof; (ii) a sale of Plains Offshore or a sale of all or substantially all of its assets, in each case in an arms' length transaction with a third party, at the highest price available after reasonable marketing efforts by Plains Offshore; or (iii) a qualified initial public offering. In the event that Plains Offshore fails to consummate an exit event prior to the applicable exit event deadline, the conversion price of the Preferred Stock and the exercise price of the warrants will immediately and automatically be adjusted such that all issued and outstanding shares of Preferred Stock on an as-converted basis taken together with shares of Plains Offshore common stock issuable upon exercise of the warrants, in the aggregate, will constitute 49 percent of the common equity securities of Plains Offshore on a fully diluted basis. In addition, FM O&G would be required to purchase $300 million of junior preferred stock in Plains Offshore.

The preferred holders are entitled to vote on all matters on which common stockholders are entitled to vote.
In the event of liquidation of Plains Offshore, each preferred holder is entitled to receive the liquidation preference before any payment or distribution is made on any Plains Offshore junior preferred stock or common stock. A liquidation event includes any of the following events: (i) the liquidation, dissolution or winding up of Plains Offshore, whether voluntary or involuntary, (ii) a sale, consolidation or merger of Plains Offshore in which the stockholders immediately prior to such event do not own at least a majority of the outstanding shares of the surviving entity, or (iii) a sale or other disposition of all or substantially all of Plains Offshore's assets to a person other than FM O&G or its affiliates. The liquidation preference, as defined in the stockholders agreement, is equal to (i) the greater of (a) 1.25 times the initial offering price and (b) the sum of (1) the fair market value of the shares of common stock issuable upon conversion of the Preferred Stock and (2) the applicable tax adjustment amount, plus (ii) any accrued dividends and accumulated dividends.
The non-detachable warrants may be exercised at any time on the earlier of (i) November 17, 2019, the eighth anniversary of the original issue date or (ii) a termination event. A termination event is defined as the occurrence of any of (a) the conversion of the Preferred Stock, (b) the redemption of the Preferred Stock, (c) the repurchase by FM O&G or any of its affiliates of the Preferred Stock or (d) a liquidation event of Plains Offshore, described above. The non-detachable warrants are considered to be embedded derivative instruments for accounting purposes and have been assessed as not being clearly and closely related to the related Preferred Stock. Therefore, the warrants are classified as a long-term liability in the accompanying condensed consolidated balance sheet and will be adjusted to fair value each reporting period with adjustments recorded in other income (expense).
The Preferred Stock of Plains Offshore is classified as temporary equity because of its redemption features and is therefore reported outside of permanent equity in FCX's condensed consolidated balance sheet. The redeemable noncontrolling interest ($752 million) approximates its redemption value as of June 30, 2013. Subsequent remeasurement of the redeemable noncontrolling interest will represent its initial carrying amount adjusted for any noncontrolling interest's share of net income (loss) or changes to the redemption value. Additionally, the carrying amount will be further increased by amounts representing dividends not currently declared or paid, but which are payable under the redemption features described above. Future mark-to-market adjustments to the redemption value, subject to a minimum balance of the original recorded value ($749 million) on May 31, 2013, shall be reflected in retained earnings and earnings per share. FM O&G will accrete changes in the redemption value over the period from the date FCX acquired PXP to the earliest redemption date.

Unaudited Pro Forma Consolidated Financial Information. The following unaudited pro forma financial information has been prepared to reflect the acquisitions of PXP and MMR by FCX. The unaudited pro forma financial information combines the historical statements of income of FCX, PXP and MMR (including the pro forma effects of PXP's GOM acquisition that was completed on November 30, 2012) for the three-month and six-month periods ended June 30, 2013 and 2012, giving effect to the mergers as if they had occurred on January 1, 2012. The historical consolidated financial information has been adjusted to reflect factually supportable items that are directly attributable to the acquisitions.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in millions, except per share amounts)
Revenues	$5,330	$5,842	$11,025	$11,549
Operating income	1,330	1,928	2,987	3,506
Income from continuing operations	818	1,440	1,803	2,263
Net income attributable to FCX common stockholders	681	1,247	1,481	1,824

Net income per share attributable to FCX common stockholders:
Basic	$0.65	$1.20	$1.42	$1.75
Diluted	0.65	1.19	1.42	1.75

The above unaudited pro forma consolidated information has been prepared for illustrative purposes only and is not intended to be indicative of the results of operations that actually would have occurred, or the results of operations expected in future periods, had the events reflected herein occurred on the dates indicated. The most significant pro forma adjustments to income from continuing operations for the three-month period ended June 30, 2013, were to exclude $506 million of acquisition-related costs and the $128 million gain on the investment in MMR and to include them in the six-month period ended June 30, 2012.

Cobalt Chemical Refinery Business. On March 29, 2013, FCX, through a newly formed consolidated joint venture, completed the acquisition of a cobalt chemical refinery in Kokkola, Finland, and the related sales and marketing business. The acquisition provides direct end-market access for the cobalt hydroxide production at Tenke Fungurume Mining S.A.R.L. (TFM or Tenke). The joint venture operates under the name Freeport Cobalt, and FCX is the operator with an effective 56 percent ownership interest. The remaining effective ownership interest is held by FCX's partners in TFM, including 24 percent by Lundin Mining Corporation (Lundin) and 20 percent by La Générale des Carrières et des Mines (Gécamines). Consideration paid was $382 million, which included $34 million for cash acquired and a working capital adjustment of $27 million, and was funded 70 percent by FCX and 30 percent by Lundin. Under the terms of the acquisition agreement, there is also the potential for additional consideration of up to $110 million over a period of three years, contingent upon the achievement of revenue-based performance targets. The initial estimates of the fair value of assets acquired and liabilities assumed are included in FCX's consolidated financial statements as of June 30, 2013.

3. SIGNIFICANT ACCOUNTING POLICIES
As a result of the acquisitions of PXP and MMR, the following supplements the significant accounting policies contained in FCX's annual report on Form 10-K for the year ended December 31, 2012.

Basis of Presentation. FCX began consolidating its wholly owned subsidiaries, PXP and MMR, effective June 1, 2013, and June 4, 2013, respectively. PXP's and MMR's financial information consolidates the results of operations and the assets and liabilities for their majority-owned subsidiaries. Investments in unincorporated joint ventures, as well as individual interests in oil and gas exploration, development and production activities, are reflected using the proportionate consolidation method. All significant intercompany transactions have been eliminated.

Use of Estimates. As a result of the acquisition of PXP and MMR, other significant areas requiring the use of management estimates include oil and natural gas reserve estimation; timing of transfers of oil and gas properties not subject to amortization into the full cost pool; determination of fair value of assets acquired, liabilities assumed and noncontrolling interest, and recognition of goodwill and deferred taxes in connection with business combinations; and valuation of derivative instruments. Actual results could differ from those estimates. In particular, initial estimates of acquisition fair values are preliminary and subject to change as the related valuations are finalized.

Goodwill. Goodwill has an indefinite useful life and is not amortized, but rather is tested for impairment at least annually, unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a related reporting unit below its carrying value. Impairment occurs when the carrying amount of goodwill exceeds its implied fair value. FCX uses a discounted cash flow model to determine if the carrying value of the reporting unit, including goodwill, is less than the fair value of the reporting unit. FCX's approach to allocating goodwill includes the identification of the reporting unit it believes has contributed to the excess purchase price and includes consideration of the reporting unit's potential for future growth. Goodwill arose with FCX's acquisitions of PXP and MMR, which has been allocated to the oil and gas reporting unit. Events affecting oil and gas prices may cause a decrease in the fair value of the reporting unit, and FCX could have an impairment of its goodwill in future periods. When a sale of oil and gas properties occurs, goodwill is allocated to that property based on the relationship of the fair value of the property sold to the total reporting unit's fair value. A significant sale of oil and gas properties may represent a triggering event that requires goodwill to be evaluated for impairment.

Oil and Gas Properties. FCX follows the full cost method of accounting whereby all costs associated with oil and gas property acquisitions, exploration and development activities are capitalized. Such costs include internal general and administrative costs, such as payroll and related benefits and costs directly attributable to employees engaged in acquisition, exploration and development activities. General and administrative costs associated with production, operations, marketing and general corporate activities are expensed as incurred. Capitalized costs, along with estimated future costs to develop proved reserves and asset retirement costs that are not already included in oil and gas properties, net of related salvage value, are amortized to expense under the unit-of-production method using engineers' estimates of proved oil and natural gas reserves. The costs of unproved oil and gas properties are excluded from amortization until the properties are evaluated. Interest is capitalized on oil and gas properties not subject to amortization and in the process of development. Proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs unless such sales cause a 25 percent or greater change in the total proved reserves of oil and gas attributable to a cost center, in which case a gain or loss is recognized.

As of June 30, 2013, property, plant, equipment and development costs, net on the condensed consolidated balance sheet included $12.2 billion for oil and natural gas properties subject to depletion and $11.4 billion for oil and natural gas properties not subject to depletion.

Under the Securities and Exchange Commission's (SEC) full cost accounting rules, FCX reviews the carrying value of its oil and gas properties each quarter on a country-by-country basis, with each country representing a cost center. FCX currently has one cost center, the U.S. Under these rules, capitalized costs of oil and gas properties (net of accumulated depreciation, depletion and amortization, and related deferred income taxes) for each cost center may not exceed a “ceiling” equal to:

•	the present value, discounted at 10 percent, of estimated future net cash flows from proved oil and gas reserves, net of estimated future income taxes; plus

•	the cost of unproved properties not being amortized; plus

•	the lower of cost or estimated fair value of unproved properties included in the costs being amortized (net of related tax effects).

These rules generally require that FCX price its future oil and gas production at the trailing twelve-month average of the first-day-of-the-month reference prices as adjusted for location and quality differentials. FCX reference prices are the West Texas Intermediate, or WTI, for oil and the Henry Hub spot price for gas. Such prices are utilized except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts. The reserve estimates exclude the effect of any oil and gas derivatives FCX has in place. The estimated future net cash flows exclude future cash outflows associated with settling asset retirement obligations included in the net book value of the oil and gas properties. The rules require an impairment if the capitalized costs exceed this “ceiling.” At June 30, 2013, the ceiling with respect to FCX's oil and gas properties exceeded the net capitalized costs, and therefore, FCX did not record an impairment.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$610	$894	$1,434	$1,895
Net income attributable to noncontrolling interests	(125)	(184)	(301)	(421)
Preferred dividends on redeemable noncontrolling interest	$(3)	$—	$(3)	$—
Net income attributable to FCX common stockholders	$482	$710	$1,130	$1,474

Weighted-average shares of common stock outstanding	980	949	965	949
Add shares issuable upon exercise or vesting of
dilutive stock options and restricted stock units	4	4	3	5	[a]
Weighted-average shares of common stock outstanding
for purposes of calculating diluted net income per share	984	953	968	954

Diluted net income per share attributable to FCX common stockholders	$0.49	$0.74	$1.17	$1.55

a.
Excluded shares of common stock associated with outstanding stock options with exercise prices less than the average market price of FCX's common stock that were anti-dilutive based on the treasury stock method totaled approximately one million for the six months ended June 30, 2012.

Outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of diluted net income per share of common stock. Excluded amounts were 32 million stock options with a weighted-average exercise price of $40.53 per option for second-quarter 2013, and approximately 30 million stock options with a weighted average exercise price of $40.92 for the six months ended June 30, 2013. Stock options for approximately 25 million stock options with a weighted-average exercise price of $42.53 per option for second-quarter 2012, and stock options for approximately 17 million shares with a weighted-average exercise price of $44.73 were excluded for the six months ended June 30, 2012.

5. INVENTORIES, INCLUDING LONG-TERM MILL AND LEACH STOCKPILES
The components of inventories follow (in millions):

	June 30, 2013	December 31, 2012
Raw materials (primarily concentrates)	$210	$237
Work-in-process[a]	244	252
Finished goods[b]	1,054	911
Total product inventories	$1,508	$1,400

Total materials and supplies, net[c]	$1,725	$1,504

a.	FCX's mining operations also have work-in-process inventories that are included in mill and leach stockpiles.

b.	Primarily included molybdenum concentrates and copper concentrates, anodes, cathodes and rod.

c.	Materials and supplies inventory was net of obsolescence reserves totaling $30 million at June 30, 2013, and $27 million at December 31, 2012.

A summary of mill and leach stockpiles follows (in millions):

	June 30, 2013	December 31, 2012
Current:
Mill stockpiles	$94	$104
Leach stockpiles	1,619	1,568
Total current mill and leach stockpiles	$1,713	$1,672
Long-term:[a]
Mill stockpiles	$649	$615
Leach stockpiles	1,543	1,340
Total long-term mill and leach stockpiles	$2,192	$1,955

a.	Metals in stockpiles not expected to be recovered within the next 12 months.

6. INCOME TAXES
Geographic sources of FCX's provision (benefit) for income taxes follow (in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013		2012	2013		2012
United States operations	$(94)	[a]	$110	$(23)	[a]	$193
International operations	134		312	491		720
Total	$40		$422	$468		$913

a.
As a result of second-quarter 2013 oil and gas acquisitions, FCX recognized a net tax benefit of $183 million consisting of income tax benefits of $190 million associated with net reductions in FCX's valuation allowances and $69 million related to the release of the deferred tax liability on PXP's investment in MMR common stock; partially offset by income tax expense of $76 million associated with the write off of deferred tax assets related to environmental liabilities.

Excluding the net benefit of $183 million of acquisition-related adjustments, FCX’s consolidated effective income tax rate was 34 percent for the first six months of 2013 and 33 percent for the first six months of 2012. Variations in the relative proportions of jurisdictional income can result in fluctuations to FCX’s consolidated effective income tax rate.

7. DEBT AND EQUITY TRANSACTIONS
At June 30, 2013, FCX had $21.2 billion in debt, which included $10.5 billion of acquisition-related debt and $7.1 billion of debt assumed in the acquisitions of PXP and MMR. As of June 30, 2013, debt included $708 million of fair value adjustments. All of FCX's debt is unsecured.

A summary of the changes in debt for the six months ended June 30, 2013, follow (in millions):

Balance at December 31, 2012	$3,527
Additions:
Acquisition-related debt:
Bank term loan	4,000
2.375% Senior Notes due 2018	1,500
3.100% Senior Notes due 2020	1,000
3.875% Senior Notes due 2023	1,999
5.450% Senior Notes due 2043	1,991
PXP debt assumed at the acquisition date (initially recorded at fair value):
Amended credit facility:
Revolving line of credit	1,469
Five-year term loan due 2017	750
Seven-year term loan due 2019	1,250
7⅝% Senior Notes due 2018	415
6⅛% Senior Notes due 2019	823
8⅝% Senior Notes due 2019	451
7⅝% Senior Notes due 2020	339
6½% Senior Notes due 2020	1,658
6⅝% Senior Notes due 2021	663
6¾% Senior Notes due 2022	1,117
6⅞% Senior Notes due 2023	1,695
MMR debt assumed at the acquisition date (initially recorded at fair value):
11.875% Senior Notes due 2014	314
4% Convertible Senior Notes due 2017	237
5¼% Convertible Senior Notes due 2013	69
PXP's additional borrowings under the amended credit facility	396
Other borrowings and changes	93
Subtotal	25,756
Less cash repayments:
PXP's amended credit facility	3,865
MMR's 4% Convertible Senior Notes due 2017	186
PXP's 7⅝% Senior Notes due 2018	415
Other	75
Total debt balance at June 30, 2013	21,215
Less current portion	(73)
Long-term debt	$21,142

Revolving Credit Facility. On February 14, 2013, FCX and PT Freeport Indonesia entered into a new senior unsecured $3.0 billion revolving credit facility, which replaced FCX's existing revolving credit facility (scheduled to mature on March 30, 2016) upon completion of the acquisition of PXP. On May 31, 2013, in connection with the PXP acquisition, FCX satisfied all conditions under its new senior unsecured $3.0 billion revolving credit facility, and PXP joined the revolving credit facility as a borrower. The new revolving credit facility is available until May 31, 2018, in an aggregate principal amount of $3.0 billion, with $500 million available to PT Freeport Indonesia. At June 30, 2013, FCX had no borrowings and $46 million of letters of credit issued under the revolving credit facility, resulting in availability of approximately $3.0 billion, of which $1.5 billion could be used for additional letters of credit. Interest on the new revolving credit facility, currently London Interbank Offered Rate (LIBOR) plus 1.50 percent, will be determined by reference to FCX's credit rating.

Acquisition-Related Debt. In connection with financing FCX's acquisitions of PXP and MMR, FCX used the proceeds from the issuance of $6.5 billion of senior notes and a $4.0 billion unsecured bank term loan (the Term Loan) to fund the cash portion of the merger consideration for both transactions, to refinance certain of PXP's outstanding debt and for general corporate purposes.

Senior Notes. On March 7, 2013, in connection with the financing of FCX's then pending acquisitions of PXP and MMR, FCX issued $6.5 billion of senior unsecured notes in four tranches. FCX sold $1.5 billion of 2.375% Senior Notes due March 2018 (5-year notes), $1.0 billion of 3.100% Senior Notes due March 2020 (7-year notes), $2.0 billion of 3.875% Senior Notes due March 2023 (10-year notes) and $2.0 billion of 5.450% Senior Notes due March 2043 (30-year notes) for total net proceeds of $6.49 billion. Interest on these notes is payable semiannually on March 15 and September 15, commencing on September 15, 2013. FCX used the proceeds from the senior notes, together with its Term Loan, primarily to fund the acquisitions of PXP and MMR, including the payment of cash consideration for the acquisitions and the repayment of certain indebtedness.

Bank Term Loan. On February 14, 2013, FCX entered into an agreement for a $4.0 billion unsecured Term Loan in connection with the then-pending acquisitions of PXP and MMR. Borrowings of up to $4.0 billion under the unsecured Term Loan became available to FCX upon the closing of the PXP acquisition. At the time of the closing of the PXP acquisition, PXP joined the Term Loan as a borrower. The Term Loan will amortize in equal quarterly installments during the second, third and fourth years of the loan in annual amounts equal to 10 percent, 15 percent and 20 percent, respectively, of the original aggregate principal amount, and the remainder will mature five years from the date of the first borrowing (May 31, 2013). At FCX's option, the Term Loan will bear interest at either an adjusted LIBOR or an alternate-based rate (as defined under the Term Loan agreement) plus a spread to be determined by reference to FCX's credit ratings (currently LIBOR plus 1.50 percent or the alternate-based rate plus 0.50 percent).

PXP Debt Assumed. At the close of the acquisition of PXP, FCX assumed long-term debt with a stated value of $9.9 billion, which was increased by $762 million to reflect the acquisition-date fair market value of these obligations. The fair value adjustments will be amortized over the term of the senior notes and recorded as a reduction of interest expense. Following is a brief description of the debt assumed in the PXP acquisition.

PXP's 6⅛% Senior Notes due 2019, 8⅝% Senior Notes due 2019, 7⅝% Senior Notes due 2020, 6½% Senior Notes due 2020, 6⅝% Senior Notes due 2021, 6¾% Senior Notes due 2022 and 6⅞% Senior Notes due 2023 had a total stated value of $6.4 billion (including the 7⅝% Senior Notes due 2018 that were repaid in June 2013), which was increased by $716 million to reflect the acquisition-date fair market value of these senior notes. Interest on these notes is payable semiannually. These senior notes are redeemable in whole or in part, at the option of FCX, at make-whole redemption prices prior to the dates stated below, and beginning on the dates below at specified redemption prices. In addition, up to 35 percent of the principal amount of certain of these notes may be redeemed at specified redemption prices with all or a portion of the proceeds of an equity contribution. A summary of the dates before which the make-whole redemption price applies for each of the senior notes follows:

Debt Instrument	Date
6⅛% Senior Notes due 2019	June 15, 2016
8⅝% Senior Notes due 2019	October 15, 2014
7⅝% Senior Notes due 2020	April 1, 2015
6½% Senior Notes due 2020	November 15, 2015
6⅝% Senior Notes due 2021	May 1, 2016
6¾% Senior Notes due 2022	February 1, 2017
6⅞% Senior Notes due 2023	February 15, 2018

MMR Debt Assumed. At the close of the acquisition of MMR, FCX assumed long-term debt with a stated value of $558 million, which was increased by $62 million to reflect the acquisition-date fair market value of these obligations. The fair value adjustments will be amortized over the term of the senior notes and recorded as a reduction of interest expense. Following is a brief description of the debt assumed in the MMR acquisition.

Interest on MMR's 11.875% Senior Notes due 2014 is payable semiannually, and these notes are redeemable in whole or in part, at the option of FCX, at specified redemption prices. These notes are callable at par in November 2013. Interest on MMR's 4% Convertible Senior Notes due 2017 is payable semiannually, and these notes are convertible, at the option of the holder, at any time on or prior to maturity into the merger consideration. During June 2013, approximately 90 percent of these notes were converted after the acquisition of MMR. Interest on MMR's 5¼% Convertible Senior Notes due 2013 is payable semiannually. These notes mature on October 6, 2013, and are convertible, at the option of the holder, at any time on or prior to maturity into the merger consideration.

Repayments. In connection with the acquisition of PXP, FCX repaid the $3.9 billion outstanding under PXP's amended credit facility because of the change of control provision in the agreement. Additionally, during June 2013, FCX redeemed all of its 7⅝% Senior Notes due 2018, which were recorded at fair value on the date of acquisition, for $415 million.

During June 2013, certain holders of MMR's 4% Convertible Senior Notes due 2017, which were recorded at acquisition-date fair value, converted notes into merger consideration totaling $211 million, including cash consideration of $186 million and 14.5 million royalty trust units (fair value of $25 million at the date of acquisition).

On March 14, 2012, FCX redeemed the remaining $3.0 billion of its outstanding 8.375% Senior Notes due 2017, for which holders received 104.553 percent of the principal amount together with the accrued and unpaid interest. As a result of this redemption, FCX recorded a loss on early extinguishment of debt of $168 million ($149 million to net income attributable to FCX common stockholders) in second-quarter 2012.

Other. During the first quarter of 2013, FCX recorded a loss on early extinguishment of debt of $45 million ($39 million to net income attributable to FCX common stockholders) for financing costs incurred for the terminated $9.5 billion acquisition bridge loan facility, which was entered into in December 2012 to provide interim financing for the acquisitions of PXP and MMR but was replaced with other financing.

In February 2012, FCX sold $500 million of 1.40% Senior Notes due 2015, $500 million of 2.15% Senior Notes due 2017 and $2.0 billion of 3.55% Senior Notes due 2022 for total net proceeds of $2.97 billion. Interest on these notes is payable semiannually.

Guarantees. In connection with the acquisition of PXP, FCX guaranteed the PXP senior notes, and the guarantees by certain PXP subsidiaries were released. At the time of FCX's acquisition of MMR, FCX guaranteed MMR's 11.875% Senior Notes due 2014, and the guarantees by certain MMR subsidiaries were released. Refer to Note 14 for a discussion of FCX's senior notes guaranteed by FM O&G.

Restrictive Covenants. The Term Loan and new revolving credit facility both contain customary affirmative covenants and representations, and also contain a number of negative covenants that, among other things, restrict, subject to certain exceptions, the ability of FCX's subsidiaries that are not borrowers or guarantors to incur additional indebtedness (including guarantee obligations) and FCX's ability or the ability of FCX's subsidiaries to: create liens on assets; enter into sale and leaseback transactions; engage in mergers, liquidations and dissolutions; and sell assets. The Term Loan and new revolving credit facility also contain financial ratios governing maximum total leverage and minimum interest coverage. The FCX senior notes contain limitations on liens that are generally typical for investment grade companies.

Maturities. Maturities of debt instruments based on the amounts and terms outstanding at June 30, 2013, total $70 million for the remainder of 2013; $616 million in 2014; $1.1 billion in 2015, $750 million in 2016, $727 million in 2017 and $18.0 billion thereafter.

Consolidated interest expense (excluding capitalized interest) totaled $167 million in second-quarter 2013, $55 million in second-quarter 2012, $242 million for the first six months of 2013 and $154 million for the first six months of 2012. Capitalized interest totaled $35 million in second-quarter 2013 and $12 million in second-quarter 2012, $53 million for the first six months of 2013 and $48 million for the first six months of 2012.

Equity. On May 31, 2013, FCX's Board of Directors declared a supplemental dividend of $1.00 per share, which was paid on July 1, 2013, to common shareholders of record at the close of business on June 14, 2013. On June 27, 2013, FCX's Board of Directors declared a quarterly dividend of $0.3125 per share, which was paid on August 1, 2013, to common shareholders of record at the close of business on July 15, 2013.

8. CONTINGENCIES AND COMMITMENTS
Asset Retirement Obligations (AROs). A summary of changes in FCX's AROs (included in reclamation and environmental obligations in the condensed consolidated balance sheet) for the six months ended June 30, 2013 follows (in millions):

Balance at December 31, 2012	$1,146
Liabilities assumed in the acquisitions of PXP and MMR[a]	1,024
Liabilities incurred	9
Revisions to cash flow estimates	15
Accretion expense	33
Spending, including oil and gas settlements	(28)
Balance at June 30, 2013	2,199
Less current portion	(130)
Long-term portion	$2,069

a.
The fair value of AROs assumed in the acquisitions of PXP and MMR ($741 million and $283 million, respectively) were estimated based on projected cash flows, an estimated long-term annual inflation rate of 2.5 percent, and discount rates based on FCX's estimated credit-adjusted, risk-free interest rates ranging from 1.3 percent to 6.3 percent.

The following information updates previously reported information regarding AROs included in Note 13 of FCX's annual report on Form 10-K for the year ended December 31, 2012, to reflect the acquisitions of PXP and MMR. Consistent with normal oil and gas industry practices, substantially all of the oil and gas leases require that, upon termination of economic production, the working interest owners plug and abandon non-producing wellbores, remove platforms, tanks, production equipment and flow lines and restore the wellsite. Typically, when producing oil and gas assets are purchased, the purchaser assumes the obligation to plug and abandon wells and facilities that are part of such assets. However, in some instances, an indemnity may be received with respect to those costs. FCX cannot be assured that it will be able to collect on these indemnities. In connection with the acquisitions of PXP and MMR, the most significant asset retirement obligations were related to the oil and gas properties located in the GOM.

Litigation. The following information includes a discussion of updates to previously reported legal proceedings included in Note 13 of FCX's annual report on Form 10-K for the year ended December 31, 2012, and Note 9 of FCX's quarterly report on Form 10-Q for the quarter ended March 31, 2013.

Shareholder Litigation. On June 13, 2013, the Arizona Superior Court extended the stay of In Re Freeport-McMoRan Derivative Litigation, No. CV2012-018351, until December 31, 2013.  On July 19, 2013, the plaintiffs in In Re Freeport-McMoRan Copper & Gold, Inc. Derivative Litigation, No. 8145-VCN, pending in the Delaware Court of Chancery, filed a second amended consolidated complaint and voluntarily dismissed without prejudice the aiding and abetting claims against most of the defendants.

On May 9, 2013, the Delaware Court of Chancery in In Re Plains Exploration & Production Company Stockholder Litigation, No. 8090-VCN, denied plaintiffs' motion for a preliminary injunction. The defendants moved to dismiss the claims on May 30, 2013.

On June 28, 2013, the parties in In Re McMoRan Exploration Co. Stockholder Litigation, No. 8132-VCN, entered into a settlement agreement, the terms of which are not material. A settlement hearing is scheduled for October 11, 2013.

Tax Matters. Cerro Verde Royalty Dispute. As reported in Note 13 of FCX's annual report on Form 10-K for the year ended December 31, 2012, SUNAT, the Peruvian national tax authority, has assessed mining royalties on ore processed by the Cerro Verde concentrator that commenced operations in late 2006. These assessments cover the period October 2006 to December 2007 and the years 2008 and 2009. In July 2013, the Peruvian Tax Tribunal issued two decisions affirming SUNAT's assessments for the period October 2006 through December 2008, which are estimated to total $73 million ($175 million including interest and penalties). On July 19, 2013, a hearing on SUNAT's assessment for 2009 was held, but no decision has yet been issued by the Tax Tribunal for that year. The decisions end the administrative stage of the appeal procedures for these assessments. However, Cerro Verde has the right to contest these matters through a judiciary appeal, which it is currently considering because it continues to believe that its 1998 stability agreement provides an exemption for all minerals extracted from its mining concession, irrespective of the method used for processing those minerals. Although FCX believes its interpretation of the stability agreement is correct, if Cerro Verde is ultimately found responsible for these assessments, it will also be liable for interest, which accrues at rates that range from approximately 7 to 18 percent based on the year accrued and the currency in which the amounts would be payable. At June 30, 2013, the aggregate amount of the assessments for the period October 2006 through December 2009, including interest and penalties, is estimated at $245 million. SUNAT may make additional assessments for mining royalties and associated penalties and interest for the years 2010 through 2013, which Cerro Verde will contest. No amounts were accrued as of June 30, 2013.

Indonesia Tax Matters. As reported in Note 13 of FCX's annual report on Form 10-K for the year ended December 31, 2012, PT Freeport Indonesia has received assessments from the Indonesian tax authorities for additional taxes and interest related to various audit exceptions for the years 2005, 2006 and 2007. During first-quarter 2013, PT Freeport Indonesia also received assessments from the Indonesian tax authorities for additional taxes of $59 million and interest of $55 million related to various audit exceptions for 2008. During second-quarter 2013, the Indonesian tax authorities agreed to refund $291 million ($320 million was included in other accounts receivable in the condensed consolidated balance sheet at December 31, 2012) associated with overpayments made by PT Freeport Indonesia for 2011. PT Freeport Indonesia expects to file objections for $21 million of the remaining 2011 overpayments that it believes it is due. Additionally, the Indonesian tax authorities withheld $126 million of the 2011 overpayment for assessments from 2005 and 2007, which PT Freeport Indonesia is disputing. A refund of $165 million was received in July 2013. PT Freeport Indonesia has filed objections to the 2005, 2006, 2007 and 2008 assessments because it believes it has properly determined and paid its taxes, and no amounts have been accrued as of June 30, 2013. As of June 30, 2013, PT Freeport Indonesia has $265 million included in other assets for amounts paid on disputed tax assessments, including the $126 million discussed above for the 2011 refunds. Objections will be filed related to the 2011 assessments in the second half of 2013.

Contractual Obligations. The following information updates previously reported contractual obligations included in Note 14 of FCX's annual report on Form 10-K for the year ended December 31, 2012, to reflect the acquisitions of PXP and MMR. As is common within the oil and gas industry, FCX has various commitments and operating agreements associated with oil and gas exploration, development and production activities, gathering and transportation, and oilfield and other services. Aggregate future obligations under these agreements total $2.2 billion, primarily comprising minimum commitments of $1.3 billion for ultra-deepwater drillships for the GOM drilling campaign and $490 million associated with the deferred premium costs and future interest expected to be accrued on the crude oil option contracts, which will be paid once the options settle (refer to Note 9 for further discussion). FCX's future commitments associated with the oil and gas unconditional purchase obligations total $1.4 billion for the remainder of 2013, $267 million in 2014, $272 million in 2015, $70 million in 2016, $43 million in 2017 and $124 million thereafter.

9. FINANCIAL INSTRUMENTS
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

Commodity Contracts.  From time to time, FCX has entered into forward, futures and swap contracts to hedge the market risk associated with fluctuations in the prices of copper and gold commodities it purchases and sells. As a result of the acquisition of PXP, FCX acquired a variety of oil and gas commodity derivatives, such as swaps, collars, puts, calls and various combinations of these instruments, to hedge the exposure to the volatility of oil and gas commodity prices.

Derivative financial instruments used by FCX to manage its risks do not contain credit risk-related contingent provisions. A discussion of FCX’s derivative commodity contracts and programs follows.

Commodity Derivatives Designated as Hedging Instruments – Fair Value Hedges
Copper Futures and Swap Contracts. Some of FCX's U.S. copper rod customers request a fixed market price instead of the Commodity Exchange Inc. (COMEX), a division of the New York Mercantile Exchange (NYMEX), average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures and swap contracts and then liquidating the copper futures contracts and settling the copper swap contracts during the month of shipment, which generally results in FCX receiving the COMEX average copper price in the month of shipment. Hedging gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses during the three-month or six-month periods ended June 30, 2013 and 2012, resulting from hedge ineffectiveness. At June 30, 2013, FCX held copper futures and swap contracts that qualified for hedge accounting for 53 million pounds at an average contract price of $3.32 per pound, with maturities through May 2014.

A summary of gains (losses) recognized in revenues for derivative financial instruments related to commodity contracts that are designated and qualify as fair value hedge transactions, along with the unrealized gains (losses) on the related hedged item (firm sales commitments) follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Copper futures and swap contracts:
Unrealized (losses) gains:
Derivative financial instruments	$(6)	$(11)	$(18)	$7
Hedged item	6	11	18	(7)

Realized (losses) gains:
Matured derivative financial instruments	(13)	(14)	(14)	(4)

Commodity Derivatives Not Designated as Hedging Instruments
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

A summary of FCX’s embedded commodity derivatives at June 30, 2013, follows:

	Open Positions	Average Price Per Unit		Maturities Through
		Contract	Market
Embedded derivatives in provisional sales contracts:
Copper (millions of pounds)	428	$3.32	$3.05	November 2013
Gold (thousands of ounces)	39	1,409	1,198	August 2013
Embedded derivatives in provisional purchase contracts:
Copper (millions of pounds)	55	3.27	3.06	November 2013

Oil and Gas Contracts. As a result of the acquisition of PXP, FCX assumed PXP's 2013, 2014 and 2015 economic hedge positions that consisted of crude oil options, and crude oil and natural gas swaps. The crude oil and natural gas derivatives do not qualify or are not designated as hedging instruments and are recorded at fair value with the mark-to-market gains and losses recorded in revenues.

The crude oil options were entered into by PXP to protect the realized price of a portion of PXP's expected future sales in order to limit the effects of crude oil price decreases. These contracts are composed of crude oil put spreads (consisting of put options with a floor limit) and crude oil three-way collars (consisting of a put option with a floor limit and a call option). The premiums associated with put options are deferred until the settlement period. At June 30, 2013, the deferred option premiums and accrued interest associated with the crude oil option contracts totaled $478 million, which was included as a component of the fair value of the crude oil options.

At June 30, 2013, the outstanding crude oil option contracts, all of which settle monthly, follow:

			Average Price (per Bbl)[a]
Period	Instrument Type	Daily Volumes (MBbls)	Ceiling	Floor	Floor Limit	Average Deferred Premium (per Bbl)	Index

2013
Jul - Dec	Put options[b]	13	N/A	$100	$80	$6.80	Brent
Jul - Dec	Three-way collars[c]	25	$124.29	100	80	—	Brent
Jul - Dec	Three-way collars[c]	5	126.08	90	70	—	Brent
Jul - Dec	Put options[b]	17	N/A	90	70	6.25	Brent

2014
Jan - Dec	Put options[b]	5	N/A	100	80	7.11	Brent
Jan - Dec	Put options[b]	30	N/A	95	75	6.09	Brent
Jan - Dec	Put options[b]	75	N/A	90	70	5.74	Brent

2015
Jan - Dec	Put options[b]	84	N/A	90	70	6.89	Brent

a.	The average strike prices do not reflect any premiums to purchase the put options.

b.
If the index price is less than the per barrel floor, FCX receives the difference between the per barrel floor and the index price up to a maximum of $20 per barrel less the option premium. If the index price is at or above the per barrel floor, FCX pays the option premium and no cash settlement is received.

c.
If the index price is less than the per barrel floor, FCX receives the difference between the per barrel floor and the index price up to a maximum of $20 per barrel. FCX pays the difference between the index price and the per barrel ceiling if the index price is greater than the per barrel ceiling. If the index price is at or above the per barrel floor and at or below the per barrel ceiling, no cash settlement is required.

In addition, at June 30, 2013, outstanding crude oil swaps with a weighted-average swap price of $109.23 per barrel cover approximately 7 million barrels (MMBbls) of crude oil, and natural gas swaps with a weighted-average swap price of $4.15 per million British thermal units (MMBTU) cover approximately 57 MMBTUs of natural gas.

At June 30, 2013, the outstanding crude oil and natural gas swap contracts, all of which settle monthly, follow:

	Daily	Weighted-Average		Maturities
	Volumes	Fixed Price	Index	Through
2013 crude oil swaps (MBbls)[a]	40	$109.23	Brent	December 2013
2013 natural gas swaps (MMBtu)[a]	110,000	4.27	Henry Hub	December 2013
2014 natural gas swaps (MMBtu)[a]	100,000	4.09	Henry Hub	December 2014

a.
If the index price is less than the fixed price, FCX receives the difference between the fixed price and the index price. FCX pays the difference between the index price and the fixed price if the index price is greater than the fixed price.

Copper Forward Contracts. Atlantic Copper, FCX’s wholly owned smelting and refining unit in Spain, enters into forward copper contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in cost of sales. At June 30, 2013, Atlantic Copper held net forward copper sales contracts for 16 million pounds at an average contract price of $3.22 per pound, with maturities through September 2013.

A summary of the realized and unrealized gains (losses) recognized in income before income taxes and equity in affiliated companies’ net earnings (losses) for commodity contracts that do not qualify or are not designated as hedge transactions, including embedded derivatives, follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Embedded derivatives in provisional copper and gold
sales contracts[a]	$(205)	$(160)	$(288)	$24
Crude oil options and swaps[a]	(54)	—	(54)	—
Natural gas swaps[a]	19	—	19	—
Copper forward contracts[b]	—	1	3	12

a.	Amounts recorded in revenues.

b.	Amounts recorded in cost of sales as production and delivery costs.

Unsettled Commodity Derivative Financial Instruments
A summary of the fair values of unsettled commodity derivative financial instruments follows (in millions):

	June 30, 2013	December 31, 2012
Commodity Derivative Assets:
Derivatives designated as hedging instruments:
Copper futures and swap contracts:[a]	$—	$5
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional copper and gold
sales/purchase contracts	11	36
Crude oil and natural gas swaps	81	—
Total derivative assets	$92	$41

Commodity Derivative Liabilities:
Derivatives designated as hedging instruments:
Copper futures and swap contracts[a]	$14	$1
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional copper and gold
sales/purchase contracts	121	27
Crude oil options	116	—
Copper forward contracts	3	—
Total derivative liabilities	$254	$28

a.	FCX paid $20 million to brokers at June 30, 2013, and $7 million at December 31, 2012, for margin requirements (recorded in other current assets).

FCX's commodity contracts have netting arrangements with counterparties with which the right of offset exists, and it is FCX's policy to offset balances by counterparty on the balance sheet. FCX's embedded derivatives on provisional sales/purchases are netted with the corresponding outstanding receivable/payable balances. A summary of these unsettled commodity contracts that are offset in the balance sheet follows (in millions):

	Assets		Liabilities
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012

Gross amounts recognized:
Commodity contracts:
Embedded derivatives on provisional sales/purchases	$11	$36	$121	$27
Crude oil and natural gas derivatives	81	—	116	—
Copper derivatives	—	5	17	1
	92	41	254	28

Less gross amounts of offset:
Commodity contracts:
Embedded derivatives on provisional sales/purchases	—	8	—	8
Crude oil and natural gas derivatives	31	—	31	—
Copper derivatives	—	—	—	—
	31	8	31	8

Net amounts presented in balance sheet:
Commodity contracts:
Embedded derivatives on provisional sales/purchases	11	28	121	19
Crude oil and natural gas derivatives	50	—	85	—
Copper derivatives	—	5	17	1
	$61	$33	$223	$20

Balance sheet classification:
Trade accounts receivable	$7	$24	$95	$9
Other current assets	49	5	—	—
Other assets	1	—	—	—
Accounts payable and accrued liabilities	4	4	71	11
Other liabilities	—	—	57	—
	$61	$33	$223	$20

Plains Offshore Warrants. These are non-detachable warrants, which are considered to be embedded derivative instruments, associated with the Plains Offshore Preferred Stock (refer to Notes 2 and 10 for further discussion).

Credit Risk.  FCX is exposed to credit loss when financial institutions with which FCX has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. FCX does not anticipate that any of the counterparties it deals with will default on their obligations. As of June 30, 2013, the maximum amount of credit exposure associated with derivative transactions was $43 million.

Other Financial Instruments.  Other financial instruments include cash and cash equivalents, accounts receivable, investment securities, trust assets, accounts payable and accrued liabilities, dividends payable and long-term debt. The carrying value for cash and cash equivalents (which included time deposits of $37 million at June 30, 2013, and $514 million at December 31, 2012), accounts receivable, accounts payable and accrued liabilities, and dividends payable approximates fair value because of their short-term nature and generally negligible credit losses (refer to Note 10 for the fair values of investment securities, trust assets and long-term debt).

10. FAIR VALUE MEASUREMENT
Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). FCX recognizes transfers between levels at the end of the reporting period. Other than with respect to oil and gas derivatives assumed in the acquisition of PXP, FCX did not have any significant transfers in or out of Level 1, 2, or 3 for second-quarter 2013.

A summary of the carrying amount and fair value of FCX’s financial instruments other than cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and dividends payable follows (in millions):

	At June 30, 2013
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets
Investment securities (current and long-term):[a,b,c]
Money market funds	$80	$80	$80	$—	$—
U.S. core fixed income fund	21	21	—	21	—
Equity securities	6	6	6	—	—
Total investment securities	107	107	86	21	—

Trust assets (long-term):[a,c]
U.S. core fixed income fund	48	48	—	48	—
Government mortgage-backed securities	37	37	—	37	—
Corporate bonds	26	26	—	26	—
Government bonds and notes	21	21	—	21	—
Asset-backed securities	16	16	—	16	—
Money market funds	8	8	8	—	—
Municipal bonds	1	1	—	1	—
Total trust assets	157	157	8	149	—

Derivatives:[a,d]
Embedded derivatives in provisional sales/purchase
contracts in a gross asset position	11	11	—	11	—
Crude oil and natural gas swaps	81	81	—	81	—
Total derivative assets	92	92	—	92	—

Total assets		$356	$94	$262	$—

Liabilities
Derivatives:[a]
Embedded derivatives in provisional sales/purchase
contracts in a gross liability position[d]	$121	$121	$—	$121	$—
Crude oil options[d]	116	116	—	—	116
Copper futures and swap contracts[d]	14	14	13	1	—
Copper forward contracts[d]	3	3	2	1	—
Plains Offshore warrants[e]	$79	$79	$—	$—	$79
Total derivative liabilities	333	333	15	123	195

Long-term debt, including current portion[f]	21,215	20,335	—	20,335	—

Total liabilities		$20,668	$15	$20,458	$195

	At December 31, 2012
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets
Investment securities (current and long-term):
MMR investment[g]	$446	$539	$—	$539	$—
U.S. core fixed income fund[a,c]	22	22	—	22	—
Money market funds[a,c]	16	16	16	—	—
Equity securities[a,c]	8	8	8	—	—
Total investment securities	492	585	24	561	—

Trust assets (long-term):[a,c]
U.S. core fixed income fund	50	50	—	50	—
Government mortgage-backed securities	36	36	—	36	—
Corporate bonds	30	30	—	30	—
Government bonds and notes	24	24	—	24	—
Asset-backed securities	15	15	—	15	—
Money market funds	7	7	7	—	—
Municipal bonds	1	1	—	1	—
Total trust assets	163	163	7	156	—

Derivatives:[a,d]
Embedded derivatives in provisional sales/purchase
contracts in a gross asset position	36	36	—	36	—
Copper futures and swaps contracts	5	5	5	—	—
Total derivative assets	41	41	5	36	—

Total assets		$789	$36	$753	$—

Liabilities
Derivatives:[a,d]
Embedded derivatives in provisional sales/purchase
contracts in a gross liability position	$27	$27	$—	$27	$—
Copper futures and swap contracts	1	1	1	—	—
Total derivative liabilities	28	28	1	27	—

Long-term debt, including current portion[f]	3,527	3,589	—	3,589	—

Total liabilities		$3,617	$1	$3,616	$—

a.	Recorded at fair value.

b.	Investment securities excluded $238 million of time deposits at June 30, 2013.

c.	Current portion included in other current assets and long-term portion included in other assets.

d.	Crude oil options are net of $478 million for deferred premiums and accrued interest at June 30, 2013. Refer to Note 9 for further discussion and balance sheet classifications.

e.	Included in other liabilities. Refer to Note 2 for further discussion.

f.	Recorded at cost except for debt acquired in the PXP, MMR and FMC acquisitions, which were recorded at fair value at the acquisition dates.

g.	Recorded at cost and included in other assets.

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

FCX's derivative financial instruments for crude oil options are valued using an option pricing model, which uses various inputs including IntercontinentalExchange Inc. (ICE) crude oil prices, volatilities, interest rates and contract terms. FCX's derivative financial instruments for crude oil and natural gas swaps are valued using a pricing model that has various inputs including NYMEX and ICE price quotations, interest rates and contract terms. Valuations are adjusted for credit quality, using the counterparties' credit quality for asset balances and FCX's credit quality for liability balances. For asset balances, FCX uses the credit default swap value for counterparties when available or the spread between the risk-free interest rate and the yield rate on the counterparties' publicly traded debt for similar instruments (which considers the impact of netting agreements on counterparty credit risk, including whether the position with the counterparty is a net asset or net liability). The 2013 and 2014 crude oil and natural gas swaps are classified within Level 2 of the fair value hierarchy because the inputs used in the valuation models are directly or indirectly observable for substantially the full term of the instruments. The 2013, 2014 and 2015 crude oil options are classified within Level 3 of the fair value hierarchy because the inputs used in the valuation models are not observable for substantially the full term of the instruments. The significant unobservable inputs used in the fair value measurement of the crude oil options are implied volatilities and deferred premiums. Significant increases (decreases) in implied volatilities in isolation would result in a significantly higher (lower) fair value measurement. The implied volatilities ranged from 18 percent to 62 percent, with a weighted average of 23 percent. The deferred premiums ranged from $5.15 per Bbl to $7.22 per Bbl, with a weighted average of $6.35 per Bbl. Refer to Note 9 for further discussion of these derivative financial instruments.

FCX’s derivative financial instruments for copper futures and swap contracts and copper forward contracts that are traded on the respective exchanges are classified within Level 1 of the fair value hierarchy because they are valued using quoted monthly COMEX or LME prices at each reporting date based on the month of maturity (refer to Note 9 for further discussion). Certain of these contracts are traded on the over-the-counter market and are classified within Level 2 of the fair value hierarchy based on COMEX and LME forward prices.

The preliminary fair value of FCX's warrants associated with the Plains Offshore Preferred Stock was estimated using a valuation model based on the estimated fair value of the underlying Plains Offshore common stock, risk-free interest rates and probability-weighted cash flows. The assumptions used in the valuation model are highly subjective because the common stock is not publicly traded. Refer to Note 2 for further discussion of the Plains Offshore warrants.

Long-term debt, including the current portion, is valued using prices obtained from a readily available pricing source and, as such, is classified within Level 2 of the fair value hierarchy.

At December 31, 2012, FCX's investment in MMR's 5.75% Convertible Perpetual Preferred Stock (MMR investment) was not actively traded; therefore, FCX valued its MMR investment based on a pricing simulation model that used the quoted market prices of MMR's publicly traded common stock as the most significant observable input and other inputs, such as expected volatility, expected settlement date and risk-free interest rate. Therefore, this investment was classified within Level 2 of the fair value hierarchy. MMR's 5.75% Convertible Perpetual Preferred Stock was canceled in connection with the acquisition of MMR.

A summary of the changes in the fair value of FCX's Level 3 derivative financial instruments for the six months ended June 30, 2013, follows (in millions):

	Crude Oil	Plains Offshore
	Options	Warrants
Fair value at December 31, 2012	$—	$—
Derivative financial instruments assumed in the PXP acquisition	(83)	(79)
Net unrealized losses included in earnings related to
assets and liabilities still held at the end of the period[a]	(33)	—
Fair value at June 30, 2013	$(116)	$(79)

a.	Realized and unrealized (losses) gains are recorded in revenue. There were no realized gains for the six months ended June 30, 2013.

The techniques described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with other market participants, the use of different techniques or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the techniques used at June 30, 2013, except as otherwise described above.

Refer to Note 2 for the levels within the fair value hierarchy associated with other assets acquired, liabilities assumed and noncontrolling interest related to second-quarter 2013 acquisitions.

11. NEW ACCOUNTING STANDARD
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

12. SUBSEQUENT EVENTS
During July 2013, the enhanced "make-whole" conversion rates triggered by FCX's acquisition of MMR expired on MMR's (i) 4% Convertible Senior Notes due 2017 (4% Senior Notes) on July 18, 2013, (ii) 8% Convertible Perpetual Preferred Stock (8% Preferred Stock) on July 9, 2013, and (iii) 5.75% Convertible Perpetual Preferred Stock, Series 1 (5.75% Preferred Stock) on July 9, 2013. A summary of the conversion activity follows (in millions):

	4%	8%		5.75%
	Senior	Preferred		Preferred
	Notes	Stock		Stock
Acquisition-date (June 3, 2013) fair value	$237	$30		$229
Less July 2013 conversions	26	—		29
Less June 2013 conversions	211	29	[a]	200	[a]
Remaining balance at make-whole expiration dates	$—	$1		$—

Royalty trust units issued upon conversions:
July 2013 conversions	1.8	—		2.0
June 2013 conversions	14.5	2.0	[a]	13.7	[a]
Total	16.3	2.0		15.7

a.	Conversions of preferred stock in June 2013 included cash consideration of $202 million and royalty trust units with a value of $27 million.

During July 2013, the put rights triggered by FCX's acquisition of MMR expired on MMR's 5¼% Convertible Senior Notes due 2013 after the tender of $1.0 million of these notes.

FCX evaluated events after June 30, 2013, and through the date the consolidated financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these consolidated financial statements.

13. BUSINESS SEGMENTS
Subsequent to the acquisitions of PXP and MMR, FCX has organized its operations into six primary divisions – North America copper mines, South America mining, Indonesia mining, Africa mining, Molybdenum mines and Oil & Gas operations. Notwithstanding this structure, FCX internally reports information on a mine-by-mine basis for its mining operations. Therefore, FCX concluded that its operating segments include individual mines or operations relative to its mining operations. For oil and gas operations, operating segments are determined on a country-by-country basis and all of FCX's oil and gas operations are in the U.S. Operating segments that meet certain thresholds are reportable segments. Beginning in first-quarter 2013, the Molybdenum operations division was revised to only report FCX's two molybdenum mines in North America - the Henderson underground mine and the Climax open-pit mine, both in Colorado - as a division (i.e. Molybdenum mines). The molybdenum sales company and related conversion facilities are included with Other Mining & Eliminations in the following segment tables. FCX revised its segment disclosures for the three and six months ended June 30, 2012, to conform with the current period presentation.

Oil & Gas Operations. The recently acquired oil and gas operations include oil production facilities and growth potential in the Deepwater GOM, oil production from the onshore Eagle Ford shale play in Texas, oil production facilities onshore and offshore California, onshore resources in the Haynesville shale natural gas play in Louisiana, and a position in the emerging shallow water, ultra-deep natural gas play on the Shelf of the GOM and onshore in South Louisiana. All of the operations are considered one operating segment.

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
Allocations. FCX allocates certain operating costs, expenses and capital expenditures to its operating divisions and individual segments. However, not all costs and expenses applicable to a mine or operation are allocated. U.S. federal and state income taxes are recorded and managed at the corporate level, whereas foreign income taxes are recorded and managed at the applicable country. In addition, most mining exploration and research activities are managed at the corporate level, and those costs along with some selling, general and administrative costs are not allocated to the operating divisions or segments. Accordingly, the following segment information reflects management determinations that may not be indicative of what the actual financial performance of each operating division or segment would be if it was an independent entity.

Business Segments

(In millions)	Mining Operations
	North America Copper Mines			South America			Indonesia		Africa
												Atlantic	Other					Corporate,
										Molyb-		Copper	Mining					Other
		Other		Cerro	Other					denum	Rod &	Smelting	& Elimi-		Total	Oil & Gas		& Elimi-		FCX
	Morenci	Mines	Total	Verde	Mines	Total	Grasberg		Tenke	Mines	Refining	& Refining	nations		Mining	Operations		nations		Total
Three Months Ended June 30, 2013
Revenues:
Unaffiliated customers	$38	$76	$114	$311	$453	$764	$471	[a]	$355	$—	$1,265	$583	$399	[b]	$3,951	$336	[c]	$1		$4,288
Intersegment	444	751	1,195	86	101	187	120		10	144	7	4	(1,667)		—	—		—		—
Production and delivery	301	552	853	189	327	516	563		185	78	1,262	575	(1,273)		2,759	89		5		2,853
Depreciation, depletion and amortization	37	71	108	37	49	86	58		57	21	2	12	14		358	169		3		530
Selling, general and administrative expenses	1	1	2	2	—	2	27		3	—	—	4	9		47	14		125		186
Mining exploration and research expenses	—	1	1	—	—	—	—		—	—	—	—	60		61	—		3		64
Environmental obligations and shutdown costs	—	(2)	(2)	—	—	—	—		—	—	—	—	18		16	—		—		16
Operating income (loss)	143	204	347	169	178	347	(57)		120	45	8	(4)	(96)		710	64		(135)		639

Interest expense, net	2	1	3	2	—	2	10		2	—	—	4	20		41	26		65		132
Provision for (benefit from) income taxes	—	—	—	59	68	127	(4)		22	—	—	—	—		145	—		(105)	[d]	40
Total assets at June 30, 2013	2,730	5,768	8,498	6,089	4,110	10,199	7,095		4,887	2,061	287	934	1,100		35,061	26,587		1,509		63,157
Capital expenditures	204	82	286	208	36	244	320		46	42	1	11	23		973	190		10		1,173

Three Months Ended June 30, 2012
Revenues:
Unaffiliated customers	$105	$(5)	$100	$332	$546	$878	$875	[a]	$317	$—	$1,283	$686	$334	[b]	$4,473	$—		$2		$4,475
Intersegment	405	923	1,328	151	(13)	138	81		5	134	7	9	(1,702)		—	—		—		—
Production and delivery	279	483	762	185	305	490	586		152	79	1,281	669	(1,398)		2,621	—		1		2,622
Depreciation, depletion and amortization	33	60	93	33	39	72	53		40	12	3	10	6		289	—		2		291
Selling, general and administrative expenses	1	—	1	—	1	1	27		1	—	—	5	4		39	—		58		97
Mining exploration and research expenses	—	—	—	—	—	—	—		—	—	—	—	73		73	—		—		73
Environmental obligations and shutdown costs	—	—	—	—	—	—	—		—	—	—	—	81		81	—		—		81
Operating income (loss)	197	375	572	265	188	453	290		129	43	6	11	(134)		1,370	—		(59)		1,311

Interest expense, net	—	—	—	—	—	—	3		—	—	—	3	21		27	—		16		43
Provision for income taxes	—	—	—	96	55	151	126		22	—	—	—	—		299	—		123		422
Total assets at June 30, 2012	2,135	5,231	7,366	5,472	4,081	9,553	5,883		4,318	1,933	327	990	864		31,234	—		2,455		33,689
Capital expenditures	52	102	154	116	124	240	205		170	55	—	4	12		840	—		—		840

a.	Included PT Freeport Indonesia’s sales to PT Smelting totaling $291 million in second-quarter 2013 and $368 million in second-quarter 2012.

b.	Included revenues from FCX's molybdenum sales company, which included sales of molybdenum produced by the molybdenum mines and by certain of the North and South America copper mines.

c.	Included unfavorable adjustments of $35 million related to oil and gas derivative instruments. For further discussion, refer to Note 9.

d.	Included $183 million of net benefits resulting from second-quarter 2013 oil and gas acquisitions.

(In millions)	Mining Operations
	North America Copper Mines			South America			Indonesia		Africa
												Atlantic	Other					Corporate,
										Molyb-		Copper	Mining					Other
		Other		Cerro	Other					denum	Rod &	Smelting	& Elimi-		Total	Oil & Gas		& Elimi-		FCX
	Morenci	Mines	Total	Verde	Mines	Total	Grasberg		Tenke	Mines	Refining	& Refining	nations		Mining	Operations		nations		Total
Six Months Ended June 30, 2013
Revenues:
Unaffiliated customers	$118	$121	$239	$601	$1,013	$1,614	$1,335	[a]	$793	$—	$2,595	$1,216	$740	[b]	$8,532	$336	[c]	$3		$8,871
Intersegment	880	1,575	2,455	195	156	351	187		10	287	14	10	(3,314)		—	—		—		—
Production and delivery	598	1,054	1,652	360	631	991	1,126		370	158	2,590	1,203	(2,615)		5,475	89		8		5,572
Depreciation, depletion and amortization	70	140	210	70	87	157	113		115	41	5	22	22		685	169		5		859
Selling, general and administrative expenses	1	2	3	2	1	3	53		6	—	—	9	18		92	14		193		299
Mining exploration and research expenses	—	1	1	—	—	—	—		—	—	—	—	109		110	—		6		116
Environmental obligations and shutdown costs	—	(6)	(6)	—	—	—	—		—	—	—	—	37		31	—		—		31
Operating income (loss)	329	505	834	364	450	814	230		312	88	14	(8)	(145)		2,139	64		(209)		1,994

Interest expense, net	3	1	4	2	—	2	12		2	—	—	8	40		68	26		95		189
Provision for income taxes	—	—	—	123	155	278	116		66	—	—	—	—		460	—		8	[d]	468
Capital expenditures	357	186	543	372	98	470	511		103	82	2	19	40		1,770	190		18		1,978

Six Months Ended June 30, 2012
Revenues:
Unaffiliated customers	$118	$11	$129	$781	$1,072	$1,853	$1,828	[a]	$620	$—	$2,581	$1,390	$675	[b]	$9,076	$—		$4		$9,080
Intersegment	918	1,835	2,753	278	139	417	78		7	260	13	17	(3,545)		—	—		—		—
Production and delivery	535	912	1,447	378	575	953	1,101		284	149	2,578	1,364	(2,826)		5,050	—		—		5,050
Depreciation, depletion and amortization	64	122	186	63	71	134	99		72	23	5	20	15		554	—		4		558
Selling, general and administrative expenses	1	1	2	1	2	3	60		3	—	—	10	8		86	—		115		201
Mining exploration and research expenses	—	—	—	—	—	—	—		—	—	—	—	135		135	—		—		135
Environmental obligations and shutdown costs	—	—	—	—	—	—	—		—	—	—	—	91		91			—		91
Operating income (loss)	436	811	1,247	617	563	1,180	646		268	88	11	13	(293)		3,160	—		(115)		3,045

Interest expense, net	—	—	—	5	—	5	3		—	—	—	6	42		56	—		50		106
Provision for income taxes	—	—	—	219	172	391	276		51	—	—	—	—		718	—		195		913
Capital expenditures	96	200	296	185	207	392	387		297	148	3	7	26		1,556	—		(9)		1,547

a.	Included PT Freeport Indonesia’s sales to PT Smelting totaling $721 million for the first six months of 2013 and $957 million for the first six months of 2012.

b.	Included revenues from FCX's molybdenum sales company, which included sales of molybdenum produced by the molybdenum mines and by certain of the North and South America copper mines.

c.	Included unfavorable adjustments of $35 million related to oil and gas derivative instruments. For further discussion, refer to Note 9.

d.	Included $183 million of net benefits resulting from second-quarter 2013 oil and gas acquisitions.

14. GUARANTOR FINANCIAL STATEMENTS
In March 2013, FCX completed the sale of $6.5 billion of 2.375%, 3.100%, 3.875% and 5.450% Senior Notes. These notes, along with FCX's 1.40%, 2.15% and 3.55% Senior Notes sold in February 2012, are fully and unconditionally guaranteed on a senior basis jointly and severally by FM O&G's parent, which is a subsidiary of FCX. Refer to Note 7 for further discussion of FCX's senior notes. The guarantee is an unsecured obligation of the guarantor and ranks equal in right of payment with all existing and future indebtedness of FCX, including indebtedness under the revolving credit facility. The guarantee also ranks senior in right of payment with all future subordinated obligations and is effectively subordinated in right of payment to any debt of FCX's subsidiaries that are not subsidiary guarantors.

The following condensed consolidating financial information includes information regarding FCX, as parent, FM O&G's parent, as guarantor, and all other non-guarantor subsidiaries of FCX. Included are the condensed consolidating balance sheet at June 30, 2013, and the related condensed consolidating statements of income for the three and six months ended June 30, 2013, and the condensed consolidating statement of cash flow for the six months ended June 30, 2013, which should be read in conjunction with FCX's notes to the consolidated financial statements:

FREEPORT-McMoRan COPPER & GOLD INC.
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2013
(In millions)

	FCX	FM O&G	Non-guarantor		Consolidated
	Parent	Parent	Subsidiaries	Eliminations	FCX
ASSETS
Current assets:
Cash and cash equivalents	$—	$59	$3,235	$—	$3,294
Accounts receivable	4,453	1,312	1,487	(5,373)	1,879
Inventories	—	20	4,926	—	4,946
Other current assets	101	80	278	—	459
Total current assets	4,554	1,471	9,926	(5,373)	10,578
Property, plant, equipment and
development costs, net	29	8,730	37,455	—	46,214
Investment in consolidated subsidiaries	30,372	7,442	84	(37,898)	—
Goodwill	—	454	1,450	—	1,904
Other assets	4,020	4,027	4,337	(7,923)	4,461
Total assets	$38,975	$22,124	$53,252	$(51,194)	$63,157

LIABILITIES AND EQUITY
Current liabilities	$1,898	$2,102	$6,983	$(5,373)	$5,610
Long-term debt, less current portion	13,484	10,282	6,489	(9,113)	21,142
Deferred income taxes[a]	3,709	—	3,131	—	6,840
Reclamation and environmental obligations,
less current portion	—	275	2,831	—	3,106
Other liabilities	6	65	1,739	—	1,810
Total liabilities	19,097	12,724	21,173	(14,486)	38,508

Redeemable noncontrolling interest	—	—	782	—	782

Equity:
Stockholders' equity	19,878	9,400	27,464	(36,864)	19,878
Noncontrolling interests	—	—	3,833	156	3,989
Total equity	19,878	9,400	31,297	(36,708)	23,867
Total liabilities and equity	$38,975	$22,124	$53,252	$(51,194)	$63,157

a.	All U.S. related deferred income taxes are recorded at the parent company.

FREEPORT-McMoRan COPPER & GOLD INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
Three and Six Months Ended June 30, 2013
(In millions)

Three Months Ended June 30, 2013
	FCX	FM O&G	Non-guarantor		Consolidated
	Parent	Parent	Subsidiaries	Eliminations	FCX
Revenues	$—	$162	$4,126	$—	$4,288
Cost of sales	1	126	3,256	—	3,383
Other operating costs and expenses	75	9	182	—	266
Total costs and expenses	76	135	3,438	—	3,649
Operating (loss) income	(76)	27	688	—	639
Interest expense, net	(92)	(12)	(39)	11	(132)
Gain on investment in MMR	128	—	—	—	128
Other income (expense), net	11	—	13	(11)	13
(Loss) income before income taxes and equity
in affiliated companies' net earnings (losses)	(29)	15	662	—	648
Benefit from (provision for) income taxes	35	(5)	(70)	—	(40)
Equity in affiliated companies' net earnings (losses)	476	20	(3)	(491)	2
Net income (loss)	482	30	589	(491)	610
Net income attributable to noncontrolling interests	—	—	(133)	5	(128)
Net income (loss) attributable to FCX
common stockholders	$482	$30	$456	$(486)	$482

Six Months Ended June 30, 2013
	FCX	FM O&G	Non-guarantor		Consolidated
	Parent	Parent	Subsidiaries	Eliminations	FCX
Revenues	$—	$162	$8,709	$—	$8,871
Cost of sales	3	126	6,304	(2)	6,431
Other operating costs and expenses	92	9	343	2	446
Total costs and expenses	95	135	6,647	—	6,877
Operating (loss) income	(95)	27	2,062	—	1,994
Interest expense, net	(128)	(12)	(64)	15	(189)
Losses on early extinguishment of debt	(45)	—	—	—	(45)
Gain on investment in MMR	128	—	—	—	128
Other income (expense), net	15	—	10	(15)	10
(Loss) income before income taxes and equity
in affiliated companies' net earnings (losses)	(125)	15	2,008	—	1,898
Benefit from (provision for) income taxes	26	(5)	(489)	—	(468)
Equity in affiliated companies' net earnings (losses)	1,229	20	(46)	(1,199)	4
Net income (loss)	1,130	30	1,473	(1,199)	1,434
Net income attributable to noncontrolling interests	—	—	(292)	(12)	(304)
Net income (loss) attributable to FCX
common stockholders	$1,130	$30	$1,181	$(1,211)	$1,130

FREEPORT-McMoRan COPPER & GOLD INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2013
(In millions)

	FCX	FM O&G	Non-guarantor		Consolidated
	Parent	Parent	Subsidiaries	Eliminations	FCX
Cash flow from operating activities:
Net income (loss)	$1,130	$30	$1,473	$(1,199)	$1,434
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation, depletion and amortization	2	79	772	6	859
Losses on early extinguishment of debt	45	—	—	—	45
Gain on investments in MMR	(128)	—	—	—	(128)
Equity in earnings of consolidated subsidiaries	(1,140)	(20)	5	1,155	—
Other, net	43	29	(260)	38	(150)
(Increases) decreases in working capital and other tax
payments, excluding amounts from the acquisitions:
Accounts receivable, inventories and other current assets	(2)	32	22	196	248
Accounts payable, accrued liabilities and accrued
income taxes and other tax payments	144	(1)	(295)	(291)	(443)
Net cash provided by (used in) operating activities	94	149	1,717	(95)	1,865

Cash flow from investing activities:
Capital expenditures	—	(151)	(1,817)	(10)	(1,978)
Acquisitions, net of cash acquired	(5,437)	—	(321)	344	(5,414)
Other, net	(5)	—	(259)	—	(264)
Net cash (used in) provided by investing activities	(5,442)	(151)	(2,397)	334	(7,656)

Cash flow from financing activities:
Proceeds from debt	10,885	—	136	—	11,021
Repayments of debt	(4,050)	(415)	(76)	—	(4,541)
Intercompany loans	(476)	476	344	(344)	—
Cash dividends paid:
Common stock	(595)	—	(104)	104	(595)
Noncontrolling interests	—	—	(90)	—	(90)
Other, net	(416)	—	—	1	(415)
Net cash provided by (used in) financing activities	5,348	61	210	(239)	5,380

Net increase (decrease) in cash and cash equivalents	—	59	(470)	—	(411)
Cash and cash equivalents at beginning of period	—	—	3,705	—	3,705
Cash and cash equivalents at end of period	$—	$59	$3,235	$—	$3,294

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan COPPER & GOLD INC.

We have reviewed the condensed consolidated balance sheet of Freeport-McMoRan Copper & Gold Inc. as of June 30, 2013, and the related consolidated statements of income and comprehensive income for the three- and six-month periods ended June 30, 2013 and 2012, the consolidated statements of cash flows for the six-month periods ended June 30, 2013 and 2012, and the consolidated statement of equity for the six-month period ended June 30, 2013. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Freeport-McMoRan Copper & Gold Inc. as of December 31, 2012, and the related consolidated statements of income, comprehensive income, cash flows, and equity for the year then ended (not presented herein), and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 22, 2013. In our opinion, the accompanying condensed consolidated balance sheet of Freeport-McMoRan Copper & Gold Inc. as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

Phoenix, Arizona
August 8, 2013

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “we,” “us” and “our” refer to Freeport-McMoRan Copper & Gold Inc. (FCX) and its consolidated subsidiaries. You should read this discussion in conjunction with our financial statements, the related Management’s Discussion and Analysis of Financial Condition and Results of Operations and the discussion of our Business and Properties in our annual report on Form 10-K for the year ended December 31, 2012, filed with the United States (U.S.) Securities and Exchange Commission (SEC). The results of operations reported and summarized below are not necessarily indicative of future operating results (refer to "Cautionary Statement" for further discussion). In particular, the financial results for the second quarter and first six months of 2013 include the results of Freeport-McMoRan Oil & Gas (FM O&G) only since June 1, 2013. References to “Notes” are Notes included in our Notes to Consolidated Financial Statements. Throughout Management's Discussion and Analysis of Financial Condition and Results of Operations all references to earnings or losses per share are on a diluted basis, unless otherwise noted.

OVERVIEW

During second-quarter 2013, we completed the acquisitions of Plains Exploration & Production Company (PXP) and McMoRan Exploration Co. (MMR). PXP per-share consideration was equivalent to 0.6531 shares of our common stock and $25.00 in cash, resulting in issuance of 91 million shares of FCX common stock and payment of $3.8 billion in cash (including $411 million for the special dividend paid to PXP stockholders on May 31, 2013). In the MMR acquisition, for each MMR share owned, MMR shareholders received $14.75 in cash ($1.7 billion in cash, net of our and PXP's existing interests in MMR) and 1.15 units of a royalty trust, which holds a five percent overriding royalty interest in future production from MMR's ultra-deep exploration prospects that existed as of December 5, 2012, the date of the merger agreement. Refer to Note 2 for further discussion of the oil and gas acquisitions, including a summary of the preliminary purchase price allocations.

With these acquisitions, we are a premier U.S.-based natural resource company with an industry leading global portfolio of mineral assets, significant oil and gas resources and a growing production profile. We are the world's largest publicly traded copper producer. Our portfolio of assets includes the Grasberg minerals district in Indonesia, one of the world's largest copper and gold deposits, significant mining operations in North and South America, the Tenke Fungurume (Tenke) minerals district in the Democratic Republic of Congo (DRC) and significant oil and natural gas assets in North America, including reserves in the Deepwater Gulf of Mexico (GOM), onshore and offshore California and in the Eagle Ford and Haynesville shale plays, and an industry leading position in the emerging shallow water, ultra-deep gas trend on the shelf of the GOM and onshore in South Louisiana.

Our results for the second quarter and first six months of 2013, compared with the 2012 periods, primarily reflected lower metal price realizations, and include the results of FM O&G beginning June 1, 2013. Refer to "Consolidated Results" for further discussion of our consolidated financial results for the three- and six-month periods ended June 30, 2013 and 2012.

On May 14, 2013, a tragic accident, which resulted in 28 fatalities and 10 injuries, occurred at PT Freeport Indonesia when the rock structure above an underground ceiling for a training facility collapsed in an unprecedented and unexpected event. While the accident occurred outside the area of mining operations, PT Freeport Indonesia temporarily suspended mining and processing activities at the Grasberg complex in respect for the deceased and injured workers and their families, to devote all available resources to the rescue and recovery efforts, and to conduct inspections of its facilities in coordination with Indonesian government authorities. Refer to "Operations - Indonesia Mining" for further discussion.

At June 30, 2013, we had $3.3 billion in consolidated cash and cash equivalents and $21.2 billion in total debt, including $10.5 billion of acquisition-related debt and $7.1 billion of debt assumed in connection with the acquisitions of PXP and MMR. Refer to Note 7 and "Capital Resources and Liquidity" for further discussion.

During second-quarter 2013, we took actions to reduce or defer capital expenditures and other costs, and initiated efforts to identify potential asset sales to reduce debt and maintain financial strength and flexibility in response to recent declines in metals prices. Refer to "Capital Resources and Liquidity" for further discussion.

At current copper and oil prices, we expect to produce significant operating cash flows, and to use our cash to invest in our development projects, reduce debt and return cash to shareholders through dividends on our common stock.

OUTLOOK

We view the long-term outlook for our business positively, supported by limitations on supplies of copper and oil and by the requirements for copper and oil in the world’s economy. Our financial results vary as a result of fluctuations in market prices primarily for copper, gold, molybdenum and oil, as well as other factors. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. Because we cannot control the price of our products, the key measures that management focuses on in operating our business are sales volumes, unit net cash costs for our mining operations, cash production costs per barrel of oil equivalent (BOE) for our oil and gas operations and operating cash flow. Discussion of the outlook for each of these measures follows.

Sales Volumes.  Following are our projected consolidated sales volumes for the year 2013:

Copper (billions of recoverable pounds):
North America copper mines	1.5
South America mining	1.3
Indonesia mining	0.9
Africa mining	0.4
	4.1
Gold (millions of recoverable ounces):
Indonesia mining	1.0
North and South America mining	0.1
	1.1
Molybdenum (millions of recoverable pounds)[a]	92
Oil Equivalents (million BOE, or MMBOE)	35	[b]

a.	Projected molybdenum sales include 50 million pounds produced at our molybdenum mines and 42 million pounds produced at our North and South America copper mines.

b.	Reflects projected sales of oil and gas for the period June 1, 2013, to December 31, 2013.

Consolidated sales for third-quarter 2013 are expected to approximate 1.1 billion pounds of copper, 330 thousand ounces of gold, 22 million pounds of molybdenum and 15 MMBOE. Projected 2013 sales volumes of copper and gold are approximately 210 million pounds and 260 thousand ounces lower than the estimates provided in our quarterly report on Form 10-Q for the period ended March 31, 2013, primarily reflecting the impact of the temporary production suspension in second-quarter 2013, impacts of achieving a full ramp-up in underground production and the timing of accessing higher grade material in the Grasberg open pit at PT Freeport Indonesia. Projected sales volumes are dependent on a number of factors, including operational performance, the impact of weather conditions and other factors.

Mining Unit Net Cash Costs. Assuming average prices of $1,300 per ounce of gold and $10 per pound of molybdenum for the second half of 2013, and achievement of current sales volume and cost estimates, consolidated unit net cash costs (net of by-product credits) for our copper mining operations are expected to average $1.58 per pound of copper for 2013. Projected unit net cash costs for 2013 are higher than the estimates provided in our quarterly report on Form 10-Q for the period ended March 31, 2013, primarily because of the impact of lower copper and gold volumes from Indonesia. The impact of price changes for the second half of 2013 on consolidated unit net cash costs would approximate $0.01 per pound for each $50 per ounce change in the average price of gold and $0.01 per pound for each $2 per pound change in the average price of molybdenum. Quarterly unit net cash costs vary with fluctuations in sales volumes and average realized prices (primarily gold and molybdenum prices). Unit net cash costs are expected to decline during the second half of 2013 and in 2014 as we gain access to higher grade ore in Indonesia. Refer to “Consolidated Results – Production and Delivery Costs” for further discussion of consolidated production and delivery costs for our mining operations.

Oil and Gas Cash Production Costs per BOE. Based on current sales volume and cost estimates for the second half of 2013, cash production costs per BOE are expected to approximate $19 per BOE for the year 2013 (reflecting results beginning June 1, 2013). Refer to “Operations – Oil and Gas” for further discussion of oil and gas production and delivery costs.

Operating Cash Flow. Our operating cash flows vary with prices realized from copper, gold, molybdenum and oil sales, our sales volumes, production costs, income taxes and other working capital changes and other factors. Based on current sales volume and cost estimates and assuming average prices of $3.15 per pound of copper, $1,300 per ounce of gold, $10 per pound of molybdenum and $105 per barrel of Brent crude oil for the second half of 2013, consolidated operating cash flows are estimated to approximate $5.8 billion (net of $30 million in net working capital uses and changes in other tax payments) for the year 2013. Projected operating cash flows for the year 2013 also reflect estimated taxes of $1.3 billion, which includes a net income tax benefit of $183 million for acquisition related adjustments (refer to “Consolidated Results – Provision for Income Taxes” for further discussion of our projected consolidated effective annual tax rate for 2013). The impact of price changes for the second half of 2013 on operating cash flows would approximate $200 million for each $0.10 per pound change in the average price of copper, $30 million for each $50 per ounce change in the average price of gold, $55 million for each $2 per pound change in the average price of molybdenum and $55 million for each $5 per barrel increase in the price of Brent crude oil.

MARKETS

Metals. World prices for copper, gold and molybdenum can fluctuate significantly. During the period from January 2003 through July 2013, the London Metal Exchange (LME) spot copper price varied from a low of $0.70 per pound in 2003 to a record high of $4.60 per pound in 2011, the London Bullion Market Association (London) PM gold price fluctuated from a low of $320 per ounce in 2003 to a record high of $1,895 per ounce in 2011, and the Metals Week Molybdenum Dealer Oxide weekly average price ranged from a low of $3.28 per pound in 2003 to a record high of $39.25 per pound in 2005. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in our “Risk Factors” contained in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2012, as updated by our subsequent SEC filings.

Historical LME Copper Prices

Through July 31, 2013

LME Copper Prices
1,600
1,400
1,200
1,000
800
600
400
200
0
000s of metric tons
$5.00
$4.50
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$0.00
Dollars per pound
Exchange Stocks
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013

This graph presents LME spot copper prices and the combined reported stocks of copper at the LME, Commodity Exchange Inc. (COMEX), a division of the New York Mercantile Exchange (NYMEX), and the Shanghai Futures Exchange from January 2003 through July 2013. From 2006 through most of 2008, limited supplies, combined with growing demand from China and other emerging economies, resulted in high copper prices and low levels of inventories. In late 2008, slowing consumption, turmoil in the U.S. financial markets and concerns about the global economy led to a sharp decline in copper prices, which reached a low of $1.26 per pound in December 2008. Higher copper prices since that time are attributable to a combination of demand from developing economies and pro-growth monetary and fiscal policy decisions in Europe, China and the U.S. During second-quarter 2013, LME spot copper prices ranged from a low of $3.01 per pound to a high of $3.42 per pound, averaged $3.24 per pound, and closed at $3.06 per pound on June 30, 2013.

We believe the underlying long-term fundamentals of the copper business remain positive, supported by the significant role of copper in the global economy and a challenging supply environment. Future copper prices are expected to be volatile and are likely to be influenced by demand from China and emerging markets, economic activity in the U.S. and other industrialized countries, the timing of the development of new supplies of copper and production levels of mines and copper smelters. LME spot copper prices closed at $3.09 per pound on July 31, 2013.

This graph presents London PM gold prices from January 2003 through July 2013. During second-quarter 2013, gold prices ranged from a low of $1,192 per ounce to a high of $1,584 per ounce, averaged $1,415 per ounce and closed at $1,192 per ounce on June 30, 2013. Gold prices have been under significant pressure in 2013 as investor sentiment toward gold turned negative. Gold prices closed at $1,315 per ounce on July 31, 2013.

Metals Week Molybdenum Dealer Oxide Prices

Through July 31, 2013

$40
$35
$30
$25
$20
$15
$10
$5
$0
Dollars per pound
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013

This graph presents the Metals Week Molybdenum Dealer Oxide weekly average prices from January 2003 through July 2013. During second-quarter 2013, the weekly average price of molybdenum ranged from a low of $10.38 per pound to a high of $11.20 per pound, averaged $10.87 per pound and was $10.38 on June 30, 2013. The Metals Week Molybdenum Dealer Oxide weekly average price was $9.21 per pound on July 31, 2013.

Energy. The market prices for crude oil and natural gas can fluctuate significantly. During the period from January 2003 through July 2013, the Brent crude oil price ranged from a low of $23.26 per barrel in 2003 to a high of $146.08 per barrel in 2008 and the NYMEX natural gas price fluctuated from a low of $1.91 per million British thermal units (MMBtu) in 2012 to a high of $15.38 per MMBtu in 2005. Crude oil and natural gas prices are affected by numerous factors beyond our control as described further in our “Risk Factors” contained in Part II, Item 1A.

Crude Oil & Natural Gas Prices

Through July 31, 2013

NYMEX
Brent Crude
Natural Gas Price ($/MMBtu)
Brent Oil Prices ($/Bbl)
$16
$14
$12
$10
$8
$6
$4
$2
$0
$160
$140
$120
$100
$80
$60
$40
$20
$0
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013

This graph presents Brent crude oil prices and NYMEX natural gas contract prices from January 2003 through July 2013. Oil prices reached a record high of $146.08 per barrel in July 2008 as economic growth in emerging economies and the U.S. created high global demand for oil and lower inventories. By the end of 2008, financial turmoil in the U.S. contributed to a global economic slowdown and a decline in many commodity prices, including oil which reached a low of $36.61 in December 2008. Crude oil prices have rebounded since 2008, supported by a gradually improving global economy and demand outlook. Recently, prospects for increased North American oil supplies led by U.S. shale production and weaker global growth expectations have weighed on the markets. During second-quarter 2013, the Brent crude oil price ranged from a low of $97.69 per barrel to a high of $111.08 per barrel, averaged $103.36 per barrel and was $102.16 per barrel on June 30, 2013. The Brent crude oil price was $107.70 on July 31, 2013.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles (GAAP) in the U.S. The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions or conditions. As a result of the acquisitions of PXP and MMR, the following provides updates to the critical accounting policies and estimates presented in our annual report on Form 10-K for the year ended December 31, 2012.

Oil and Gas Reserves. Proved oil and gas reserves are those quantities of oil and natural gas which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. The term “reasonable certainty” means a high degree of confidence that the quantities of oil and natural gas actually recovered will equal or exceed the estimate. Engineering estimates of proved oil and natural gas reserves directly impact financial accounting estimates, including depreciation, depletion and amortization and the full cost ceiling limitation. Preliminary estimates of total proved reserves, which are determined using methods prescribed by the U.S. SEC, including the use of an average price calculated as the trailing twelve-month average of the first-day-of-the-month reference price as adjusted for location and quality differentials. Actual future prices and costs may be materially higher or lower than the average prices and costs as of the date of the estimate.

There are numerous uncertainties inherent in estimating quantities and values of proved reserves and in projecting future rates of production and the amount and timing of development expenditures, including many factors beyond our control. Future development and abandonment costs are determined annually for each of our properties based upon its geographic location, type of production structure, water depth, reservoir depth and characteristics, currently available procedures and consultations with engineering consultants. Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make judgments that are subject to future revisions based upon numerous factors, including changing technology and the political and regulatory environment. Reserve engineering is a subjective process of estimating the recovery from underground accumulations of oil and gas that cannot be measured in an exact manner and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Because all reserve estimates are subjective, the quantities of oil and gas that are ultimately recovered, production and operating costs, the amount and timing of future development expenditures and future oil and gas sales prices may all differ from those assumed in our estimates.

Changes to estimates of proved reserves could result in changes to the prospective depletion rate for our oil and gas operations, which could have a significant impact our results of operations. Based on our estimated proved reserves and our net oil and gas properties subject to amortization at June 30, 2013, a 10 percent increase in our costs subject to depletion would increase our depletion rate by approximately $3.37 per BOE and a 10 percent reduction to proved reserves would increase our depletion rate by approximately $3.75 per BOE. Changes in estimates of proved oil and gas reserves may also affect our assessment of the impairments of oil and gas properties and goodwill. We believe that if our aggregate estimated proved reserves were significantly revised, such a revision could have a material impact on our results of operations.

Impairments of Oil and Gas Properties. As discussed in Note 3, we follow the full cost method of accounting whereby all costs associated with oil and gas property acquisition, exploration and development activities are capitalized and amortized to expense under the unit-of-production method using estimates of proved oil and natural gas reserves. Additionally, at June 30, 2013, we had $11.4 billion of costs for unproved oil and gas properties, which are excluded from amortization. These costs will be transferred into the amortization base as the properties are evaluated and proved reserves are established or if impairment is determined. We assess our unproved properties at least annually, and if impairment is indicated, the amount of the impairment is added to the amortization base. Accordingly, an impairment of unproved properties does not immediately result in the recognition of a charge to the consolidated statements of income, but rather increases the costs subject to amortization. The transfer of costs into the amortization base involves a significant amount of judgment and may be subject to changes over time based on our drilling plans and results, geological and geophysical evaluations, the assignment of proved reserves, and other factors.

We review the carrying value of our oil and gas properties each quarter on a country-by-country basis in accordance with full cost accounting rules. In evaluating our oil and gas properties for impairment, estimates of future cash flows are used (refer to Note 3, for further discussion of the ceiling test calculation). Additionally, SEC rules require that we price our future oil and gas production at the twelve-month average of the first-day-of-the-month reference prices adjusted for location and quality differentials. Such prices are utilized except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts. The pricing in ceiling test impairment calculations required by full cost accounting may cause results that are not in line with market conditions that exist at the end of an accounting period. For example, in periods of increasing oil and gas prices, the use of a twelve-month average price in the ceiling test calculation may result in an impairment. Conversely, in times of declining prices, ceiling test calculations may not result in an impairment. At June 30, 2013, with respect to our U.S. oil and gas properties, our only cost center, the "ceiling" exceeded net capitalized costs by approximately 10 percent and we did not record an impairment.

Because the ceiling test used to evaluate impairment of our oil and gas properties requires us to make several estimates and assumptions that are subject to risk and uncertainty, changes in these estimates and assumptions could result in the impairment of our oil and gas properties. Events that could result in impairment of our oil and gas properties include, but are not limited to, decreases in future oil and natural gas prices, decreases in estimated proved oil and gas reserves and any event that might otherwise have a material adverse effect on our oil and gas production levels or costs. Any potential future impairment charge would not have an impact on our operating cash flows.

Goodwill. At June 30, 2013, the carrying value of goodwill related to our oil and gas acquisitions totaled $1.9 billion (refer to Note 3 for further discussion). The final valuation of assets acquired, liabilities assumed and noncontrolling interests is not complete and the carrying amounts initially assigned to the assets, liabilities and noncontrolling interests may change as the fair value analysis is completed. Any adjustments to the recorded values of the assets acquired, liabilities assumed and noncontrolling interests in the acquisitions of PXP and MMR could impact the amount of goodwill recorded. In accordance with accounting rules, goodwill resulting from a business combination is assigned to the acquiring entity's reporting units that are expected to benefit from the business combination. The reporting unit to which goodwill is allocated under full cost accounting is the associated full cost pool. As discussed in Note 3, our oil and gas operations currently have one cost center, the U.S; therefore, goodwill has been allocated to the oil and gas reporting unit.

Goodwill is required to be evaluated for impairment at least annually. We will review goodwill for impairment during the fourth quarter of each year, and between annual evaluations if events occur or circumstances change that may indicate that the fair value of the reporting unit is below its carrying amount.

Because cash flows used to assess recoverability of goodwill will require us to make several estimates and assumptions that are subject to risk and uncertainty, changes in these estimates and assumptions could result in the impairment of recorded goodwill. Additionally, because projected oil and gas prices represent a critical assumption used in evaluating goodwill for impairment, future decreases in oil and gas prices could result in impairment of goodwill. Other events that could indicate impairment of goodwill assigned to our U.S. oil and gas reporting unit include, but are not limited, a decrease in estimated oil and gas reserves, sales of oil and gas properties, a significant adverse change in the economic or business climate and any event that might otherwise have a material adverse affect on our oil and gas production volumes or future development costs. Furthermore, as our U.S. full cost pool represents a depleting asset, absent net increases in the fair value of the reporting unit, the amount of recorded goodwill could be impaired at a future date; any future goodwill impairment charge would not have an impact on our operating cash flows.

CONSOLIDATED RESULTS

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013[a]		2012	2013[a]		2012
Financial Data (in millions, except per share amounts)
Revenues[b,c]	$4,288		$4,475	$8,871		$9,080
Operating income[b]	$639	[d]	$1,311	$1,994	[d]	$3,045
Net income attributable to FCX common stockholders[e]	$482	[d,f]	$710	$1,130	[d,f,g]	$1,474	[g]
Diluted net income per share attributable to FCX common stockholders	$0.49	[d,f]	$0.74	$1.17	[d,f,g]	$1.55	[g]
Diluted weighted-average common shares outstanding	984		953	968		954
Operating cash flows[h]	$1,034		$1,182	$1,865		$1,983
Capital expenditures	$1,173		$840	$1,978		$1,547

Mining Operating Data
Copper (millions of recoverable pounds)
Production	909		887	1,889		1,720
Sales, excluding purchases	951		927	1,905		1,754
Average realized price per pound	$3.17		$3.53	$3.29		$3.61
Site production and delivery costs per pound[i]	$2.11		$2.01	$2.02		$1.98
Unit net cash costs per pound[i]	$1.85		$1.49	$1.71		$1.38
Gold (thousands of recoverable ounces)
Production	151		251	386		503
Sales, excluding purchases	173		266	387		554
Average realized price per ounce	$1,322		$1,588	$1,434		$1,639
Molybdenum (millions of recoverable pounds)
Production	24		20	46		41
Sales, excluding purchases	23		20	48		41
Average realized price per pound	$12.35		$15.44	$12.56		$15.39

Oil and Gas Operating Data
Oil Equivalents
Sales volumes:
MMBOE	5.0			5.0
MBOE per day	169			169
Cash operating margin per BOE[j]:
Realized revenues	$74.37			$74.37
Cash production costs	16.58			16.58
Cash operating margin	$57.79			$57.79

a.	Includes the results of FM O&G beginning June 1, 2013.

b.	Refer to Note 13 for a summary of revenues and operating income by business segment, including the results of our recently acquired oil and gas operations.

c.
Includes the impact of adjustments to provisionally priced concentrate and cathode sales recognized in prior periods. The 2013 periods also include the impact of adjustments to oil and gas derivative contracts assumed in connection with the acquisition of PXP. Refer to “Revenues” for further discussion.

d.
Includes charges of $61 million ($46 million to net income attributable to FCX common stockholders or $0.05 per share) for second-quarter 2013 and $75 million ($57 million to net income attributable to FCX common stockholders or $0.06 per share) for the first six months of 2013 for transaction and related costs principally associated with the acquisitions of PXP and MMR.

e.
We defer recognizing profits on intercompany sales until final sales to third parties occur. Refer to "Operations - Atlantic Copper Smelting & Refining" for a summary of net impacts from changes in these deferrals.

f.
The second quarter and first six months of 2013 include gains associated with the acquisitions of PXP and MMR, including (i) $128 million to net income attributable to FCX common stockholders, $0.13 per share, primarily related to our preferred stock investment in and the subsequent acquisition of MMR, and (ii) $183 million to net income attributable to FCX common stockholders, $0.19 per share, associated with net reductions in our deferred tax liabilities and deferred tax asset valuation allowances.

g.
Includes losses on early extinguishment of debt totaling $39 million to net income attributable to FCX common stockholders,$0.04 per share, for the first six months of 2013 related to the termination of the acquisition bridge loan facilities and $149 million to net income attributable to FCX common stockholders, $0.16 per share, for the first six months of 2012 associated with the redemption of our remaining 8.375% senior notes. Refer to Note 7 for further discussion.

h.
Includes net working capital sources (uses) and changes in other tax payments of $235 million for second-quarter 2013, $(54) million for second-quarter 2012, $(195) million for the first six months of 2013 and $(774) million for the first six months of 2012.

i.
Reflects per pound weighted-average production and delivery costs and unit net cash costs (net of by-product credits) for all copper mines, excluding net noncash and other costs. For reconciliations of the per pound unit costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements, refer to “Operations – Unit Net Cash Costs” and to “Product Revenues and Production Costs.”

j.
Cash operating margin reflects realized revenues less cash production costs for our oil and gas operations. Realized revenues exclude unrealized gains (losses) on derivative instruments and cash production costs exclude accretion and other costs. For reconciliations of realized revenues and cash production costs per BOE to revenues and production and delivery costs reported in our consolidated financial statements, refer to "Product Revenues and Production Costs."

Revenues
Consolidated revenues totaled $4.3 billion in second-quarter 2013 and $8.9 billion for the first six months of 2013, compared with $4.5 billion in second-quarter 2012 and $9.1 billion for the first six months of 2012, and primarily included the sale of copper concentrates, copper cathodes, copper rod, gold, molybdenum, silver and cobalt hydroxide, and beginning June 1, 2013, oil, natural gas and natural gas liquids (NGLs). Following is a summary of changes in our consolidated revenues between periods (in millions):

	Three Months Ended June 30,	Six Months Ended June 30,

Consolidated revenues - 2012 periods	$4,475	$9,080
Higher (lower) sales volumes from mining operations:
Copper	85	548
Gold	(148)	(274)
Molybdenum	40	99
(Lower) higher price realizations from mining operations:
Copper	(342)	(610)
Gold	(46)	(79)
Molybdenum	(71)	(135)
Unfavorable impact of net adjustments for prior period provisionally priced sales	(69)	(133)
Oil and gas revenues, including the impact of derivative instruments	336	336
Other, including intercompany eliminations	28	39
Consolidated revenues - 2013 periods	$4,288	$8,871

Sales Volumes
Consolidated copper sales volumes increased to 951 million pounds in second-quarter 2013 and 1.9 billion pounds for the first six months of 2013, compared with 927 million pounds in second-quarter 2012 and 1.8 billion for the first six months of 2012, primarily reflecting increased sales from the Americas and Africa. The first six months of 2013 also reflected increased sales from Indonesia, primarily because of lower production rates as a result of the first-quarter 2012 work interruptions at PT Freeport Indonesia.
Consolidated gold sales volumes decreased to 173 thousand ounces in second-quarter 2013 and 387 thousand ounces for the first six months of 2013, compared with 266 thousand ounces in second-quarter 2012 and 554 thousand ounces for the first six months of 2012, primarily reflecting lower production from Indonesia as a result of the temporary suspension of operations in mid-May following a tragic accident.
Consolidated molybdenum sales volumes increased to 23 million pounds in second-quarter 2013 and 48 million pounds for the first six months of 2013, compared with 20 million pounds in second-quarter 2012 and 41 million pounds for the first six months of 2012, primarily reflecting stronger sales in the metallurgical and chemical sectors.
Consolidated sales from our recently acquired oil and gas operations consisted of 5.0 MMBOE during June 2013, including 3.4 million barrels (MMBbls) of crude oil, 7.7 billion cubic feet (Bcf) of natural gas and 0.3 MMBbls of NGLs.

Refer to “Operations” for further discussion of sales volumes at our operating divisions.
Price Realizations
Our consolidated revenues can vary significantly as a result of fluctuations in the market prices of copper, gold, molybdenum and crude oil. Following is a summary of our average realized prices for the second quarters and first six months of 2013 and 2012:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2013		2012	2013		2012
Copper (per pound)[a]	$3.17		$3.53	$3.29		$3.61
Gold (per ounce)	$1,322		$1,588	$1,434		$1,639
Molybdenum (per pound)	$12.35		$15.44	$12.56		$15.39
Oil (per barrel)[a]	$97.42	[b]	$—	$97.42	[b]	$—

a.	Average realized prices exclude unrealized gains (losses) on derivative instruments.

b.	Represents our average realized price for the period beginning June 1, 2013.

Provisionally Priced Copper Sales
During the first six months of 2013, 45 percent of our mined copper was sold in concentrate, 29 percent as cathode and 26 percent as rod from our North America operations. Substantially all of our copper concentrate and cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) based primarily on quoted LME monthly average spot copper prices. We receive market prices based on prices in the specified future period, which results in price fluctuations recorded through revenues until the date of settlement. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on our provisionally priced concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until final pricing on the date of settlement. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs.

Following are the (unfavorable) favorable impacts of net adjustments to the prior periods' provisionally priced copper sales for the second quarters and first six months of 2013 and 2012 (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues	$(117)	$(75)	$(26)	$101
Net income attributable to FCX common stockholders	$(55)	$(31)	$(12)	$43
Net income per share attributable to FCX common stockholders	$(0.06)	$(0.03)	$(0.01)	$0.05

At June 30, 2013, we had provisionally priced copper sales at our copper mining operations, primarily South America and Indonesia, totaling 306 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average of $3.06 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the June 30, 2013, provisional price recorded would have a net impact on our 2013 consolidated revenues of approximately $21 million ($11 million to net income attributable to common stockholders). The LME spot copper price closed at $3.09 per pound on July 31, 2013.

Oil & Gas Derivative Instruments
Our oil and gas operations use various derivative instruments to manage our exposure to commodity price risk related to sales of oil and gas production. These instruments do not qualify for hedge accounting and mark-to-market price fluctuations are reflected in revenues each period. A variety of derivative instruments, including swaps, put and call options, and various combinations of these instruments are in place to protect certain levels of oil and gas cash flows through 2015.

Following are the unfavorable impacts of net adjustments to oil and gas derivative contracts during June 2013 (in millions, except per share amount):

Revenues	$(35)
Net income attributable to FCX common stockholders	$(27)
Net income per share attributable to FCX common stockholders	$(0.03)

Refer to Note 9 and "Disclosure About Market Risks - Commodity Price Risk" for further discussion.

Production and Delivery Costs
Consolidated production and delivery costs increased to $2.9 billion in second-quarter 2013 and $5.6 billion for the first six months of 2013, compared with $2.6 billion in second-quarter 2012 and $5.1 billion for the first six months of 2012. Excluding production and delivery costs associated with oil and gas operations ($89 million for June 2013), higher production and delivery costs for our mining operations primarily reflected higher production in Africa and North America. The first six months of 2013 also reflected higher production in Indonesia and higher costs in North and South America.

Consolidated unit site production and delivery costs (before net noncash and other costs) for our copper mining operations were $2.11 per pound of copper in second-quarter 2013, $2.02 for the first six months of 2013, $2.01 per pound of copper in second-quarter 2012 and $1.98 for the first six months of 2012. Higher consolidated unit site production and delivery costs in the 2013 periods primarily reflected higher mining rates in North America and higher costs in South America. The second-quarter 2013 was also impacted by lower copper sales volumes in Indonesia, and the higher mining rates and costs in the Americas for the first six months of 2013 were partly offset by higher copper sales volumes in Indonesia. Assuming achievement of current volume and cost estimates, consolidated unit site production and delivery costs are expected to average $1.94 per pound of copper for the year 2013. Refer to “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions, and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements.

Our copper mining operations require significant energy, principally diesel, electricity, coal and natural gas. Energy costs approximated 21 percent of our consolidated copper production costs in 2012 and are expected to approximate 20 percent for the year 2013, including purchases of approximately 270 million gallons of diesel fuel; 7,400 gigawatt hours of electricity at our North America, South America and Africa copper mining operations (we generate all of our power at our Indonesia mining operation); 685 thousand metric tons of coal for our coal power plant in Indonesia; and 1 million MMBtu of natural gas at certain of our North America mines.

Depreciation, Depletion and Amortization
Consolidated depreciation, depletion and amortization expense totaled $530 million in second-quarter 2013 and $859 million for the first six months of 2013 (which included $169 million for our oil and gas operations in June 2013) compared with, $291 million in second-quarter 2012 and $558 million for the first six months of 2012. Our mining depreciation will vary under the UOP method as a result of changes in sales volumes and the related UOP rates at our individual mines, which have increased because of asset additions. Higher depreciation, depletion and amortization for our mining operations primarily reflected higher production in Africa, North America and at our molybdenum operations, and asset additions in South America and Indonesia. The first six months of 2013 also reflects higher production from Indonesia.

Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses increased to $186 million in second-quarter 2013 and $299 million for the first six months of 2013, compared with $97 million in second-quarter 2012 and $201 million for the first six months of 2012, primarily because of costs associated with the acquisitions of PXP and MMR. Refer to Note 2 for further discussion of these acquisitions.

Mining Exploration and Research Expenses
Consolidated exploration and research expenses for our mining operations totaled $64 million in second-quarter 2013 and $116 million for the first six months of 2013, compared to $73 million in second-quarter 2012 and $135 million for the first six months of 2012. We are actively conducting exploration activities near our existing mines with a focus on opportunities to expand reserves that will support additional future production capacity in the large mineral districts where we currently operate. Exploration results indicate opportunities for what we believe could be significant future potential reserve additions in North and South America and in the Tenke minerals district. The drilling data in North America continues to indicate the potential for expanded sulfide production.

For the year 2013, exploration and research expenditures for our mining operations are expected to approximate $220 million, including $185 million for exploration. Mining exploration activities will continue to focus primarily on the potential for future reserve additions in our existing mineral districts. Projected exploration spending for 2013 is approximately 20 percent lower than the estimates provided in our quarterly report on Form 10-Q for the period ended March 31, 2013, as a result of ongoing efforts to reduce capital spending and other operating costs (refer to "Capital Resources and Liquidity" for further discussion).

As discussed in Note 3, exploration costs for our oil and gas operations are capitalized as oil and natural gas properties within property, plant, equipment and development costs on our consolidated balance sheets.

Environmental Obligations and Shutdown Costs
Environmental obligation costs reflect net revisions to our long-term environmental obligations, which will vary from period to period because of changes to environmental laws and regulations, the settlement of environmental matters and/or circumstances affecting our operations that could result in significant changes in our estimates. Shutdown costs include care and maintenance costs and any litigation, remediation or related expenditures associated with closed facilities or operations. Net charges for environmental obligations and shutdown costs totaled $16 million in second-quarter 2013 and $31 million for the first six months of 2013, compared with $81 million in second-quarter 2012 and $91 million for the first six months of 2012. Refer to Note 8 and "Contingencies" for further discussion of environmental obligations and litigation matters associated with closed facilities or operations.

Interest Expense, Net
Consolidated interest expense (excluding capitalized interest) increased to $167 million in second-quarter 2013 and $242 million for the first six months of 2013, compared with $55 million in second-quarter 2012 and $154 million for the first six months of 2012, primarily reflecting additional interest expense associated with acquisition related debt. Refer to Note 7 for further discussion.

Capitalized interest is primarily related to the level of expenditures for our development projects and average interest rates on our borrowings, and totaled $35 million in second-quarter 2013 and $53 million for the first six months of 2013, compared to $12 million in second-quarter 2012 and $48 million for the first six months of 2012. Refer to “Capital Resources and Liquidity - Investing Activities” for further discussion of current development projects.

Losses on Early Extinguishment of Debt
Losses on early extinguishment of debt totaled $45 million for the first six months of 2013 related to the termination of the bridge loan facilities for the PXP and MMR acquisitions, and $168 million for the first six months of 2012 related to the redemption of our remaining outstanding 8.375% senior notes. Refer to Note 7 for further discussion.

Gain on Investment in MMR
Gain on investment in MMR totaled $128 million in the second quarter and first six months of 2013 primarily related to the carrying value of our 2010 preferred investment in MMR and the subsequent acquisition of MMR.

Provision for Income Taxes
Following is a summary of the approximate amounts in the calculation of our consolidated provision for income taxes for the 2013 and 2012 periods (in millions, except percentages):

	Six Months Ended					Six Months Ended
	June 30, 2013					June 30, 2012
	Income[a]	Effective Tax Rate		Income Tax Provision		Income[a]	Effective Tax Rate	Income Tax (Provision) Benefit
U.S.	$578	28%		$(160)		$793	24%	$(193)
South America	784	35%		(278)		1,136	34%	(391)
Indonesia	213	54%		(116)	[b]	643	43%	(276)
Africa	210	31%		(66)		168	31%	(51)
Eliminations and other	113	N/A		(18)		69	N/A	1
Annualized rate adjustment[c]	—	N/A		(13)		—	N/A	(3)
	1,898	34%	[e]	(651)		2,809	33%	(913)
Acquisition related adjustments[d]	—	N/A		183		—	N/A	—
Consolidated FCX	$1,898	25%		$(468)		$2,809	33%	$(913)

a.	Represents income by geographic location before income taxes and equity in affiliated companies’ net earnings (losses).

b.	Includes an $18 million charge in second-quarter 2013 to reflect increases in tax reserves related to prior periods.

c.	In accordance with applicable accounting rules, we adjust our interim provision for income taxes equal to our estimated annualized tax rate.

d.	Reflects net reductions in our deferred tax liabilities and deferred tax asset valuation allowances resulting from our oil and gas acquisitions.

e.
Our consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which we operate. Accordingly, variations in the relative proportions of jurisdictional income can result in fluctuations to our consolidated effective income tax rate. Assuming average prices of $3.15 per pound for copper, $1,300 per ounce for gold, $10 per pound for molybdenum and $105 per barrel of Brent crude oil for the second half of 2013 and achievement of current sales volume and cost estimates, we estimate our consolidated effective tax rate, excluding the impact of the acquisition related adjustments, for the year 2013 will approximate 34 percent.

OPERATIONS

North America Copper Mines
We operate seven copper mines in North America – Morenci, Bagdad, Safford, Sierrita and Miami in Arizona, and Chino and Tyrone in New Mexico. All of these mining operations are wholly owned, except for Morenci. We record our 85 percent joint venture interest in Morenci using the proportionate consolidation method.

The North America copper mines include open-pit mining, sulfide ore concentrating, leaching and solution extraction/electrowinning (SX/EW) operations. A majority of the copper produced at our North America copper mines is cast into copper rod by our Rod & Refining segment. The remainder of our North America copper sales is in the form of copper cathode or copper concentrate, a portion of which is shipped to Atlantic Copper (our wholly owned copper smelter). Molybdenum concentrate is also produced by certain of our North America copper mines (Sierrita, Bagdad, Morenci and Chino), which is sold to our molybdenum sales company at market-based pricing.

Operating and Development Activities. We have increased production from our North America copper mines and continue to evaluate opportunities to invest in additional production capacity at our North America copper mines in response to positive exploration results in recent years. Future investments will be undertaken based on the results of economic and technical feasibility studies and taking into consideration market conditions.

Morenci Mill Expansion. We are expanding mining and milling capacity at Morenci to process additional sulfide ores identified through exploratory drilling. The project is targeting incremental annual production of approximately 225 million pounds of copper in 2014 (an approximate 40 percent increase from 2012) through an increase in milling rates from 50,000 metric tons of ore per day to approximately 115,000 metric tons of ore per day, and mining rates from 700,000 short tons per day to 900,000 short tons per day. The targeted increase in mining rates has been achieved and construction activities for the new mill and related facilities are in progress. At June 30, 2013, $629 million has been incurred for this project ($335 million during the first six months of 2013), with approximately $1.0 billion remaining to be incurred. Current cost estimates for the project are approximately 15 percent higher than previous estimates resulting from increased equipment and material costs and higher labor costs.

Operating Data. Following is summary operating data for the North America copper mines for the second quarters and first six months of 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Operating Data, Net of Joint Venture Interest
Copper (millions of recoverable pounds)
Production	349	331	692	668
Sales, excluding purchases	372	361	725	699
Average realized price per pound	$3.25	$3.57	$3.41	$3.68

Molybdenum (millions of recoverable pounds)
Production[a]	9	9	17	19

100% Operating Data
SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	1,053,000	948,600	1,026,700	990,800
Average copper ore grade (percent)	0.22	0.21	0.22	0.22
Copper production (millions of recoverable pounds)	226	210	435	428

Mill operations
Ore milled (metric tons per day)	240,900	228,300	245,700	232,200
Average ore grade (percent):
Copper	0.38	0.37	0.39	0.37
Molybdenum	0.03	0.03	0.03	0.03
Copper recovery rate (percent)	82.4	85.3	83.4	82.6
Copper production (millions of recoverable pounds)	148	144	306	286

a.	Refer to "Consolidated Results" for our consolidated molybdenum sales volumes, which includes sales of molybdenum produced at the North America copper mines.

Copper sales volumes from our North America copper mines of 372 million pounds in second-quarter 2013 and 725 million pounds for the first six months of 2013, compared to 361 million pounds in second-quarter 2012 and 699 million pounds for the first six months of 2012, primarily reflecting increased production at the Chino mine.

For the year 2013, copper sales volumes from our North America copper mines are expected to approximate 1.5 billion pounds, compared with 1.35 billion pounds in 2012, primarily reflecting higher production at Morenci and Chino. Refer to "Outlook" for projected molybdenum sales volumes.

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

Gross Profit per Pound of Copper and Molybdenum

The following tables summarize unit net cash costs and gross profit per pound at our North America copper mines for the second quarters and first six months of 2013 and 2012. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended				Three Months Ended
	June 30, 2013				June 30, 2012
	By- Product Method	Co-Product Method			By- Product Method	Co-Product Method
		Copper	Molyb- denum			Copper	Molyb- denum
Revenues, excluding adjustments	$3.25	$3.25	$11.17	[a]	$3.57	$3.57	$13.53	[a]

Site production and delivery, before net noncash and other costs shown below	2.09	2.01	4.63		1.88	1.71	7.00
By-product credits	(0.25)	—	—		(0.36)	—	—
Treatment charges	0.08	0.08	—		0.10	0.10	—
Unit net cash costs	1.92	2.09	4.63		1.62	1.81	7.00
Depreciation, depletion and amortization	0.28	0.27	0.30		0.25	0.23	0.57
Noncash and other costs, net	0.08	0.08	0.04		0.11	0.10	0.07
Total unit costs	2.28	2.44	4.97		1.98	2.14	7.64
Revenue adjustments, primarily for pricing on prior period open sales	(0.04)	(0.04)	—		(0.02)	(0.02)	—
Gross profit per pound	$0.93	$0.77	$6.20		$1.57	$1.41	$5.89

Copper sales (millions of recoverable pounds)	370	370			360	360
Molybdenum sales (millions of recoverable pounds)[a]			9				9

	Six Months Ended				Six Months Ended
	June 30, 2013				June 30, 2012
	By- Product Method	Co-Product Method			By- Product Method	Co-Product Method
		Copper	Molyb- denum			Copper	Molyb- denum
Revenues, excluding adjustments	$3.41	$3.41	$11.45	[a]	$3.68	$3.68	$13.83	[a]

Site production and delivery, before net noncash and other costs shown below	2.04	1.98	3.98		1.84	1.72	4.92
By-product credits	(0.26)	—	—		(0.39)	—	—
Treatment charges	0.11	0.10	—		0.12	0.11	—
Unit net cash costs	1.89	2.08	3.98		1.57	1.83	4.92
Depreciation, depletion and amortization	0.28	0.27	0.26		0.26	0.24	0.37
Noncash and other costs, net	0.08	0.08	0.04		0.08	0.08	0.04
Total unit costs	2.25	2.43	4.28		1.91	2.15	5.33
Revenue adjustments, primarily for pricing on prior period open sales	(0.01)	(0.01)	—		0.01	0.01	—
Gross profit per pound	$1.15	$0.97	$7.17		$1.78	$1.54	$8.50

Copper sales (millions of recoverable pounds)	722	722			697	697
Molybdenum sales (millions of recoverable pounds)[a]			17				19

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

Our North America copper mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. As anticipated, average unit net cash costs (net of by-product credits) of $1.92 per pound of copper in second-quarter 2013 and $1.89 per pound for the first six months of 2013, were higher than unit net cash costs of $1.62 per pound in second-quarter 2012 and $1.57 per pound for the first six months of 2012, primarily reflecting higher mining rates and lower molybdenum credits.

Because certain assets are depreciated on a straight-line basis, North America's average unit depreciation rate may vary with asset additions and the level of copper production and sales.

Assuming achievement of current sales volume and cost estimates and an average price of $10 per pound of molybdenum for the second half of 2013, we estimate that average unit net cash costs (net of by-product credits) for our North America copper mines would approximate $1.87 per pound of copper for the year 2013, compared with $1.67 per pound in 2012. North America's projected average unit net cash costs would change by approximately $0.015 per pound for each $2 per pound change in the average price of molybdenum during the second half of 2013.

South America Mining
We operate four copper mines in South America – Cerro Verde in Peru, and El Abra, Candelaria and Ojos del Salado in Chile. We own a 53.56 percent interest in Cerro Verde, a 51 percent interest in El Abra, and an 80 percent interest in both Candelaria and Ojos del Salado. All operations in South America are consolidated in our financial statements.

South America mining includes open-pit and underground mining, sulfide ore concentrating, leaching and SX/EW operations. Production from our South America mines is sold as copper concentrate or copper cathode under long-term contracts. Our South America mines ship a portion of their copper concentrate inventories to Atlantic Copper (our wholly owned copper smelter). In addition to copper, the Candelaria and Ojos del Salado mines produce gold and silver, and the Cerro Verde mine produces molybdenum concentrates which are sold to our molybdenum sales company at market-based pricing.

Operating and Development Activities.
Cerro Verde Expansion. We have commenced initial construction activities associated with a large-scale expansion at Cerro Verde. The project will expand the concentrator facilities from 120,000 metric tons of ore per day to 360,000 metric tons of ore per day and provide incremental annual production of approximately 600 million pounds of copper and 15 million pounds of molybdenum beginning in 2016. Considering the long-term nature and large size of the project, actual costs could vary from these estimates. At June 30, 2013, $849 million has been incurred for this project ($358 million during the first six months of 2013), with approximately $3.6 billion remaining to be incurred.

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

El Abra Sulfide. We continue to evaluate a potential large-scale milling operation at El Abra to process additional sulfide material and to achieve higher recoveries. Exploration results at El Abra have identified a significant sulfide resource. Future long-term investments will require evaluation and the completion of feasibility studies and will be dependent on overall market conditions.

Operating Data. Following is summary operating data for our South America mining operations for the second quarters and first six months of 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Copper (millions of recoverable pounds)
Production	299	304	597	597
Sales	315	301	600	587
Average realized price per pound	$3.13	$3.51	$3.22	$3.56

Gold (thousands of recoverable ounces)
Production	19	18	40	37
Sales	21	16	42	35
Average realized price per ounce	$1,317	$1,596	$1,449	$1,630

Molybdenum (millions of recoverable pounds)
Production[a]	2	2	4	4

SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	279,100	242,700	271,000	219,500
Average copper ore grade (percent)	0.50	0.54	0.50	0.55
Copper production (millions of recoverable pounds)	110	113	219	231

Mill operations
Ore milled (metric tons per day)	194,600	192,600	191,600	189,300
Average ore grade:
Copper (percent)	0.56	0.58	0.57	0.57
Gold (grams per metric ton)	0.09	0.08	0.10	0.09
Molybdenum (percent)	0.02	0.02	0.02	0.02
Copper recovery rate (percent)	89.8	88.6	90.3	88.9
Copper production (millions of recoverable pounds)	189	191	378	366

a.	Refer to "Consolidated Results" for our consolidated molybdenum sales volumes, which includes sales of molybdenum produced at Cerro Verde.

Consolidated copper sales volumes from South America increased to 315 million pounds in second-quarter 2013 and 600 million pounds for the first six months of 2013, compared to 301 million pounds in second-quarter 2012 and 587 million pounds for the first six months of 2012, primarily related to timing of shipments. The increase in the first six months of 2013 was partly offset by lower grade ore at Cerro Verde.

For the year 2013, consolidated sales volumes from South America mines are expected to approximate 1.3 billion pounds of copper compared with sales of 1.25 billion pounds of copper in 2012, primarily reflecting higher grade ore at Candelaria. Refer to "Outlook" for projected gold and molybdenum sales volumes.

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

Gross Profit per Pound of Copper

The following tables summarize unit net cash costs and gross profit per pound at the South America mining operations for the second quarters and first six months of 2013 and 2012. Unit net cash costs per pound of copper are reflected under the by-product and co-product methods as the South America mining operations also had small amounts of molybdenum, gold and silver sales. Refer to “Product Revenues and Production Costs” for an

explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended		Three Months Ended
	June 30, 2013		June 30, 2012
	By-Product Method	Co-Product Method	By-Product Method	Co-Product Method
Revenues, excluding adjustments	$3.13	$3.13	$3.51	$3.51

Site production and delivery, before net noncash and other costs shown below	1.62	1.50	1.56	1.45
By-product credits	(0.24)	—	(0.23)	—
Treatment charges	0.16	0.16	0.16	0.16
Unit net cash costs	1.54	1.66	1.49	1.61
Depreciation, depletion and amortization	0.27	0.25	0.24	0.23
Noncash and other costs, net	0.02	(0.01)	0.07	0.05
Total unit costs	1.83	1.90	1.80	1.89
Revenue adjustments, primarily for pricing on prior period open sales	(0.21)	(0.21)	(0.22)	(0.22)
Gross profit per pound	$1.09	$1.02	$1.49	$1.40

Copper sales (millions of recoverable pounds)	315	315	301	301

	Six Months Ended		Six Months Ended
	June 30, 2013		June 30, 2012
	By-Product Method	Co-Product Method	By-Product Method	Co-Product Method
Revenues, excluding adjustments	$3.22	$3.22	$3.56	$3.56

Site production and delivery, before net noncash and other costs shown below	1.62	1.50	1.55	1.43
By-product credits	(0.26)	0.16	(0.26)	—
Treatment charges	0.17	—	0.16	0.16
Unit net cash costs	1.53	1.66	1.45	1.59
Depreciation, depletion and amortization	0.26	0.25	0.22	0.22
Noncash and other costs, net	0.04	0.01	0.07	0.05
Total unit costs	1.83	1.92	1.74	1.86
Revenue adjustments, primarily for pricing on prior period open sales	(0.05)	(0.05)	0.18	0.18
Gross profit per pound	$1.34	$1.25	$2.00	$1.88

Copper sales (millions of recoverable pounds)	600	600	587	587
Our South America mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Higher average unit net cash costs (net of by-product credits) of $1.54 per pound of copper in second-quarter 2013 and $1.53 per pound for the first six months of 2013, compared with $1.49 per pound in second-quarter 2012 and $1.45 per pound for the first six months of 2012, primarily reflected higher mining costs.

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

Assuming achievement of current sales volume and cost estimates and average prices of $1,300 per ounce of gold and $10 per pound of molybdenum for the second half of 2013, we estimate that average unit net cash costs (net of by-product credits) for our South America mining operations would approximate $1.42 per pound of copper for the year 2013, compared with $1.50 per pound in 2012.

Indonesia Mining
Indonesia mining includes PT Freeport Indonesia’s Grasberg minerals district. We own 90.64 percent of PT Freeport Indonesia, including 9.36 percent owned through our wholly owned subsidiary, PT Indocopper Investama. As previously reported in Note 14 of our annual report on Form 10-K for the year ended December 31, 2012, we have agreed to consider a potential sale of our interest in PT Freeport Indocopper Investama at fair market value. PT Freeport Indonesia is currently engaged in discussions with the Indonesian government related to its Contract of Work (COW) and intends to conclude that process before proceeding with a potential sale of an interest in PT Indocopper Investama.

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

PT Freeport Indonesia has commenced discussions with union officials regarding its bi-annual labor agreement which is scheduled for renewal in September 2013. For additional discussion of risks associated with our operations in Indonesia, including labor matters, refer to “Risk Factors” contained in Part I, Item 1A. of our annual report on Form 10-K for the year ended December 31, 2012.

Operating and Development Activities. We have several projects in progress in the Grasberg minerals district, primarily related to the development of the large-scale, high-grade underground ore bodies. In aggregate, these underground ore bodies are expected to ramp up over several years to produce approximately 240,000 metric tons of ore per day following the currently anticipated transition from the Grasberg open pit in 2017. Over the next five years, estimated aggregate capital spending on these projects is currently expected to average $760 million per year ($600 million per year net to PT Freeport Indonesia). Considering the long-term nature and large size of these projects, actual costs could vary from these estimates.

The following provides additional information on the continued development of the Common Infrastructure project, the Grasberg Block Cave underground mine and development of the Deep Mill Level Zone (DMLZ) ore body that lies below the Deep Ore Zone (DOZ) underground mine.

Common Infrastructure and Grasberg Block Cave. In 2004, PT Freeport Indonesia commenced its Common Infrastructure project to provide access to its large undeveloped underground ore bodies located in the Grasberg minerals district through a tunnel system located approximately 400 meters deeper than its existing underground tunnel system. In addition to providing access to our underground ore bodies, the tunnel system will enable PT Freeport Indonesia to conduct future exploration in prospective areas associated with currently identified ore bodies. The tunnel system was completed to the Big Gossan terminal, and the Big Gossan mine was brought into production in fourth-quarter 2010. Development of the DMLZ and Grasberg Block Cave underground mines is advancing.

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

Aggregate mine development capital for the Grasberg Block Cave mine and associated Common Infrastructure is expected to approximate $4.4 billion (incurred between 2008 and 2021), with PT Freeport Indonesia’s share totaling approximately $4.1 billion. Aggregate project costs totaling $1.0 billion have been incurred through June 30, 2013 ($186 million during the first six months of 2013).

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
Drilling efforts continue to determine the extent of this ore body. Aggregate mine development capital costs for the DMLZ mine are expected to approximate $2.3 billion (incurred between 2009 to 2020), with PT Freeport Indonesia’s share totaling approximately $1.4 billion. Aggregate project costs totaling $652 million have been incurred through June 30, 2013 ($142 million during the first six months of 2013).

Operating Data. Following is summary operating data for our Indonesia mining operations for the second quarters and first six months of 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Operating Data, Net of Joint Venture Interest
Copper (millions of recoverable pounds)
Production	139	173	358	296
Sales	158	183	356	317
Average realized price per pound	$3.08	$3.49	$3.20	$3.56

Gold (thousands of recoverable ounces)
Production	131	230	343	459
Sales	151	247	342	513
Average realized price per ounce	$1,321	$1,587	$1,431	$1,639

100% Operating Data
Ore milled (metric tons per day):[a]
Grasberg open pit	81,800	132,800	109,500	106,600
DOZ underground mine[b]	31,100	45,400	44,900	39,300
Big Gossan underground mine[c]	1,400	1,300	2,200	1,200
Total	114,300	179,500	156,600	147,100
Average ore grades:
Copper (percent)	0.73	0.57	0.69	0.59
Gold (grams per metric ton)	0.53	0.58	0.53	0.68
Recovery rates (percent):
Copper	89.0	88.9	88.7	89.2
Gold	75.4	76.2	73.1	79.0
Production (recoverable):
Copper (millions of pounds)	139	173	358	296
Gold (thousands of ounces)	131	230	343	459

a.	Amounts represent the approximate average daily throughput processed at PT Freeport Indonesia’s mill facilities from each producing mine.

b.	Production from the DOZ underground mine is expected to ramp up to the design rate of 80,000 metric tons of ore per day by mid-2014.

c.	Production from the Big Gossan underground mine is expected to ramp up to 7,000 metric tons of ore per day by 2016.

Indonesia's copper sales volumes totaled 158 million pounds for second-quarter 2013, 356 million pounds for the first six months of 2013, 183 million pounds for second-quarter 2012 and 317 million pounds for the first six months of 2012. Indonesia's gold sales volumes totaled 151 thousand ounces for second-quarter 2013 and 342 thousand ounces for the first six months of 2013, compared with 247 thousand ounces for second-quarter 2012 and 513 thousand ounces for the first six months of 2012.

Copper and gold sales volumes for the 2013 periods reflect estimated production impacts of approximately 125 million pounds of copper and 125 thousand ounces of gold as a result of the temporary suspension of operations following the accident described below. Lower gold sales volumes for the 2013 periods also reflect mining in a lower grade section of the open pit. Additionally, copper and gold sales volumes for the first six months of 2012 were impacted by lower production rates as a result of the first-quarter 2012 work interruptions at PT Freeport Indonesia.

On May 14, 2013, a tragic accident, which resulted in 28 fatalities and 10 injuries, occurred at PT Freeport Indonesia when the rock structure above an underground ceiling for a training facility collapsed in an unprecedented and unexpected event. While the accident occurred outside the area of mining operations, PT Freeport Indonesia temporarily suspended mining and processing activities at the Grasberg complex in respect for the deceased and injured workers and their families, to devote all available resources to the rescue and recovery efforts, and to conduct inspections of its facilities in coordination with Indonesian government authorities.

Following approval from Indonesia's Department of Energy and Mineral Resources, PT Freeport Indonesia resumed open-pit mining and concentrating activities at its Grasberg operations on June 24, 2013, and resumed underground operations on July 9, 2013. PT Freeport Indonesia has conducted safety inspections throughout its operations, which focused on ground control installation and monitoring. PT Freeport Indonesia's mill rates currently average approximately 200,000 metric tons of ore per day. Productivity in the open-pit operations continues to improve and the DOZ mine is being ramped up. Current DOZ rates approximate 40,000 metric tons of ore per day and are expected to reach 80,000 metric tons of ore per day by mid-2014. For further discussion of the risks associated with underground mining, refer to "Risk Factors" contained in Part 1, Item 1A. of our annual report on Form 10-K for the year ended December 31, 2012, as updated by our subsequent filings with the SEC.

At the Grasberg mine, the sequencing in mining areas with varying ore grades causes fluctuations in the timing of ore production resulting in varying quarterly and annual sales of copper and gold. Consolidated sales volumes from our Indonesia mining operations are expected to approximate 0.9 billion pounds of copper and 1.0 million ounces of gold for 2013, compared with 0.7 billion pounds of copper and 0.9 million ounces of gold in 2012. Projected 2013 sales volumes of copper and gold are approximately 230 million pounds and 250 thousand ounces lower than the estimates provided in our quarterly report on Form 10-Q for the period ended March 31, 2013, primarily reflecting the impact of the temporary production suspension in second-quarter 2013, impacts of achieving a full ramp-up in underground production and the timing of accessing higher grade material in the open pit. Sales from Indonesia are expected to increase in 2014 through 2016 as PT Freeport Indonesia gains access to higher ore grades.

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

Gross Profit per Pound of Copper and per Ounce of Gold

The following tables summarize the unit net cash costs and gross profit per pound of copper and per ounce of gold at our Indonesia mining operations for the second quarters and first six months of 2013 and 2012. Refer to “Production Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended			Three Months Ended
	June 30, 2013			June 30, 2012
	By-Product Method	Co-Product Method		By-Product Method	Co-Product Method
		Copper	Gold		Copper	Gold
Revenues, excluding adjustments	$3.08	$3.08	$1,321	$3.49	$3.49	$1,587

Site production and delivery, before net noncash and other costs shown below	3.55	2.49	1,066	3.23	1.97	898
Gold and silver credits	(1.20)	—	—	(2.20)	—	—
Treatment charges	0.23	0.16	69	0.21	0.13	58
Royalty on metals	0.13	0.09	39	0.13	0.08	37
Unit net cash costs	2.71	2.74	1,174	1.37	2.18	993
Depreciation and amortization	0.37	0.26	111	0.29	0.18	80
Noncash and other costs, net	0.22	0.15	67	0.03	0.02	8
Total unit costs	3.30	3.15	1,352	1.69	2.38	1,081
Revenue adjustments, primarily for pricing on prior period open sales	(0.18)	(0.18)	(110)	(0.11)	(0.11)	(9)
PT Smelting intercompany profit	0.21	0.14	62	0.05	0.03	13
Gross (loss) profit per pound/ounce	$(0.19)	$(0.11)	$(79)	$1.74	$1.03	$510

Copper sales (millions of recoverable pounds)	158	158		183	183
Gold sales (thousands of recoverable ounces)			151			247

	Six Months Ended			Six Months Ended
	June 30, 2013			June 30, 2012
	By-Product Method	Co-Product Method		By-Product Method	Co-Product Method
		Copper	Gold		Copper	Gold
Revenues, excluding adjustments	$3.20	$3.20	$1,431	$3.56	$3.56	$1,639

Site production and delivery, before net noncash and other costs shown below	3.03	2.08	934	3.35	1.89	869
Gold and silver credits	(1.44)	—	—	(2.75)	—	—
Treatment charges	0.23	0.16	70	0.20	0.11	52
Royalty on metals	0.13	0.09	41	0.13	0.08	35
Unit net cash costs	1.95	2.33	1,045	0.93	2.08	956
Depreciation and amortization	0.32	0.22	98	0.31	0.18	81
Noncash and other costs, net	0.24	0.17	76	0.09	0.05	25
Total unit costs	2.51	2.72	1,219	1.33	2.31	1,062
Revenue adjustments, primarily for pricing on prior period open sales	—	—	(4)	0.04	0.04	5
PT Smelting intercompany profit	0.10	0.07	33	(0.04)	(0.02)	(10)
Gross profit per pound/ounce	$0.79	$0.55	$241	$2.23	$1.27	$572

Copper sales (millions of recoverable pounds)	356	356		317	317
Gold sales (thousands of recoverable ounces)			342			513
A significant portion of PT Freeport Indonesia's costs are fixed and unit costs vary depending on production volumes. Indonesia's unit net cash costs (net of gold and silver credits) increased to $2.71 per pound of copper in second-quarter 2013, compared with $1.37 per pound in second-quarter 2012, primarily reflecting the impact of the temporary production suspension in second-quarter 2013 and lower gold credits.

Average unit net cash costs at PT Freeport Indonesia averaged $1.95 per pound for the first six months of 2013, compared with $0.93 per pound for the first six months of 2012, primarily reflecting lower gold credits, partly offset by higher sales volumes.

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

Assuming achievement of current sales volume and cost estimates, and an average gold price of $1,300 per ounce for the second half of 2013, we estimate that Indonesia's unit net cash costs (net of gold and silver credits) would approximate $1.51 per pound of copper for the year 2013, and would change by $0.04 per pound for each $50 per ounce change in the average price of gold for the second half of 2013. Because of the fixed nature of a large portion of Indonesia's costs, unit costs vary from quarter to quarter depending on copper and gold sales volumes. Indonesia's unit net cash costs are expected to decline during the second half of 2013 and in 2014 as it gains access to higher grade ore.

Africa Mining
Africa mining includes Tenke Fugurume Mining S.A.R.L.'s (TFM) Tenke minerals district. We hold an effective 56 percent interest in the Tenke copper and cobalt mining concessions in the Katanga province of the DRC through our consolidated subsidiary TFM and are the operator of Tenke.

The Tenke operation includes surface mining, leaching and SX/EW operations. Copper production from the Tenke minerals district is sold as copper cathode. In addition to copper, the Tenke minerals district produces cobalt hydroxide.

For additional discussion of risks associated with our operations in Africa, refer to “Risk Factors” contained in Part I, Item 1A. of our annual report on Form 10-K for the year ended December 31, 2012, as updated by our subsequent filings with the SEC.

Operating and Development Activities. TFM has completed its second phase expansion project, which included optimizing the current plant and increasing mine, mill and processing capacity. The expanded mill is capable of throughput of 14,000 metric tons of ore per day to enable increasing copper production by 150 million pounds to over 430 million pounds per year. The expanded mill facility is performing well, with average throughput rates for the first six months of 2013 averaging 14,800 metric tons of ore per day. The addition of a second sulphuric acid plant is expected to be completed in 2015.

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

Operating Data. Following is summary operating data for our Africa mining operations for the second quarters and first six months of 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Copper (millions of recoverable pounds)
Production	122	79	242	159
Sales	106	82	224	151
Average realized price per pound[a]	$3.10	$3.45	$3.22	$3.54

Cobalt (millions of contained pounds)
Production	5	6	11	12
Sales	5	6	11	11
Average realized price per pound	$8.48	$8.24	$7.99	$8.40

Ore milled (metric tons per day)	15,000	12,900	14,800	12,500
Average ore grades (percent):
Copper	4.59	3.45	4.52	3.53
Cobalt	0.31	0.36	0.32	0.37
Copper recovery rate (percent)	89.9	90.6	91.7	90.9

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

Copper sales from Africa increased to 106 million pounds in second-quarter 2013 and 224 million pounds for the first six months of 2013, compared to 82 million pounds in second-quarter 2012 and 151 million pounds for the first six months of 2012, primarily reflecting higher mining and milling rates principally related to the ramp up of the expansion project and higher ore grades.

For the year 2013, we expect sales volumes from our Africa mining operations to approximate 450 million pounds of copper and 24 million pounds of cobalt, compared with 336 million pounds of copper and 25 million pounds of cobalt in 2012.

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

Gross Profit per Pound of Copper and Cobalt

The following tables summarize the unit net cash costs and gross profit per pound of copper and cobalt at our Africa mining operations for the second quarters and first six months of 2013 and 2012. Refer to “Production Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended			Three Months Ended
	June 30, 2013			June 30, 2012
	By-Product Method	Co-Product Method		By-Product Method	Co-Product Method
		Copper	Cobalt		Copper	Cobalt
Revenues, excluding adjustments[a]	$3.10	$3.10	$8.48	$3.45	$3.45	$8.24

Site production and delivery, before net noncash and other costs shown below	1.47	1.37	4.92	1.48	1.39	5.09
Cobalt credits[b]	(0.30)	—	—	(0.33)	—	—
Royalty on metals	0.06	0.05	0.15	0.07	0.06	0.13
Unit net cash costs	1.23	1.42	5.07	1.22	1.45	5.22
Depreciation, depletion and amortization	0.53	0.49	0.80	0.49	0.43	0.75
Noncash and other costs, net	0.11	0.10	0.17	0.09	0.08	0.14
Total unit costs	1.87	2.01	6.04	1.80	1.96	6.11
Revenue adjustments, primarily for pricing on prior period open sales	(0.07)	(0.07)	0.27	(0.07)	(0.07)	0.12
Gross profit per pound	$1.16	$1.02	$2.71	$1.58	$1.42	$2.25

Copper sales (millions of recoverable pounds)	106	106		82	82
Cobalt sales (millions of contained pounds)			5			6

	Six Months Ended			Six Months Ended
	June 30, 2013			June 30, 2012
	By-Product Method	Co-Product Method		By-Product Method	Co-Product Method
		Copper	Cobalt		Copper	Cobalt
Revenues, excluding adjustments[a]	$3.22	$3.22	$7.99	$3.54	$3.54	$8.40

Site production and delivery, before net noncash and other costs shown below	1.43	1.35	4.54	1.49	1.41	5.11
Cobalt credits[b]	(0.26)	—	—	(0.34)	—	—
Royalty on metals	0.06	0.06	0.14	0.08	0.07	0.13
Unit net cash costs	1.23	1.41	4.68	1.23	1.48	5.24
Depreciation, depletion and amortization	0.51	0.47	0.75	0.48	0.42	0.71
Noncash and other costs, net	0.08	0.07	0.11	0.10	0.09	0.14
Total unit costs	1.82	1.95	5.54	1.81	1.99	6.09
Revenue adjustments, primarily for pricing on prior period open sales	0.01	0.01	0.21	0.06	0.06	0.22
Gross profit per pound	$1.41	$1.28	$2.66	$1.79	$1.61	$2.53

Copper sales (millions of recoverable pounds)	224	224		151	151
Cobalt sales (millions of contained pounds)			11			11

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

Unit net cash costs (net of cobalt credits) for our Africa operations of $1.23 per pound of copper in both the second quarter and first six months of 2013, were consistent with unit net cash costs of $1.22 per pound in second-quarter 2012 and $1.23 per pound for the first six months of 2012. Unit net cash costs in the first six months of 2013 reflected higher sales volumes, offset by lower cobalt credits.

Assuming achievement of current sales volume and cost estimates, and an average cobalt market price of $12 per pound for the second half of 2013, we estimate that average unit net cash costs (net of cobalt credits) would approximate $1.24 per pound of copper for the year 2013, compared with $1.23 per pound in 2012. Africa's projected unit net cash costs would change by $0.035 per pound for each $2 per pound change in the average price of cobalt during the second half of 2013.

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

Operating Data. Following is summary operating data for the molybdenum mines for the second quarters and first six months of 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Molybdenum mines operating data
Molybdenum production (millions of recoverable pounds)	13	9	25	18
Ore milled (metric tons per day)[a]	39,000	22,000	37,400	20,900
Average molybdenum ore grade (percent)[a]	0.19	0.22	0.19	0.24

a.
The 2013 periods reflect operating data for the Henderson and Climax mines; the 2012 periods reflect the operating data of only the Henderson mine as start-up activities were still underway for the Climax mine.

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

Gross Profit per Pound of Molybdenum

The following table summarizes the average unit net cash costs and gross profit per pound of molybdenum at the molybdenum mines for the second quarter and first six months of 2013 and of the Henderson mine for the second quarter and first six months of 2012. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013[a]	2012[a]	2013[a]	2012[a]
Revenues, excluding adjustments[b]	$12.13	$15.11	$12.33	$15.07

Site production and delivery, before net noncash and other costs shown below	5.84	5.95	6.10	5.98
Treatment charges and other	0.95	0.88	0.95	0.87
Unit net cash costs	6.79	6.83	7.05	6.85
Depreciation, depletion and amortization	1.65	0.95	1.64	0.93
Noncash and other costs, net	0.18	0.25	0.16	0.06
Total unit costs	8.62	8.03	8.85	7.84
Gross profit	$3.51	$7.08	$3.48	$7.23

Molybdenum production (millions of recoverable pounds)[b]	13	8	25	17

a.
The 2013 periods reflect operating data for the Henderson and Climax mines; the 2012 periods reflect the results of only the Henderson mine as startup activities were still underway for the Climax mine.

b.
Revenues reflect sales of the molybdenum mines' production to our molybdenum sales company at market-based pricing. On a consolidated basis, realizations are based on actual contract terms of sales made to third parties. As a result, our consolidated average realized price per pound of molybdenum (refer to "Consolidated Results") will differ from the amounts reported in this table.

Average unit net cash costs for our molybdenum mines totaled $6.79 per pound of molybdenum in second-quarter 2013 and $7.05 per pound for the first six months of 2013, compared with Henderson's unit net cash costs of $6.83 per pound in second-quarter 2012 and $6.85 per pound for the first six months of 2012. Assuming achievement of current sales volume and cost estimates, we estimate average unit net cash costs for our molybdenum mines to average approximately $7.10 per pound of molybdenum for the year 2013.

Atlantic Copper Smelting & Refining
Atlantic Copper, our wholly owned subsidiary located in Spain, smelts and refines copper concentrates and markets refined copper and precious metals in slimes. During the first six months of 2013, Atlantic Copper purchased 33 percent of its concentrate requirements from our South America mining operations, 18 from our Indonesia mining operations and 16 percent from our North America copper mines, with the remainder purchased from third parties. Through this form of downstream integration, we are assured placement of a significant portion of our concentrate production.

Smelting and refining charges consist of a base rate and, in certain contracts, price participation based on copper prices. Treatment charges for smelting and refining copper concentrates represent a cost to our mining operations, and income to Atlantic Copper and PT Smelting. Thus, higher treatment and refining charges benefit our smelter operations and adversely affect our mining operations.

Atlantic Copper is planning a 60-day major maintenance turnaround beginning in September 2013, which is expected to have a net impact of approximately $45 million on second-half 2013 operating results.

We defer recognizing profits on sales from our mining operations to Atlantic Copper and on 25 percent of Indonesia mining sales to PT Smelting until final sales to third parties occur. Changes in these deferrals attributable to variability in intercompany volumes resulted in net additions (reductions) to net income attributable to common stockholders totaling $2 million in second-quarter 2013 and $27 million for the first six months of 2013, compared with $17 million in second-quarter 2012 and $(35) million for the first six months of 2012. Our net deferred profits on our inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income attributable to common stockholders totaled $31 million at June 30, 2013. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices will result in variability in our net deferred profits and quarterly earnings.

Oil and Gas
Our recently acquired oil and gas business (FM O&G) provides exposure to energy markets with positive fundamentals, strong margins and cash flows and a large resource base with financially attractive exploration and development investment opportunities. The portfolio of assets includes significant oil production facilities and growth potential in the Deepwater GOM, strong oil production from the onshore Eagle Ford shale play in Texas, established oil production facilities onshore and offshore California, large onshore resources in the Haynesville natural gas shale play in Louisiana and an industry leading position in the emerging shallow water, ultra-deep gas trend on the Shelf of the GOM and onshore in South Louisiana. Excluding the impact of derivative instruments, approximately 90 percent of our oil and gas revenues are from oil and NGLs.

Exploration, Operating and Development Activities. Our oil and gas business has significant reserves with financially attractive organic growth opportunities. The portfolio includes a broad range of relatively low-risk development opportunities and high-potential exploration prospects. The business will be managed to reinvest its cash flows in projects with attractive rates of returns and risk profiles.

Capital expenditures for our oil and gas operations totaled $190 million during June 2013, including $77 million in Eagle Ford, $52 million in GOM (including GOM Shelf), $30 million in California and $18 million in the ultra-deep gas trend. Capital expenditures for our oil and gas operations are expected to approximate $1.3 billion for the second half of 2013, including approximately $0.4 billion in the Deepwater GOM, $0.4 billion in Eagle Ford and $0.2 billion in the ultra-deep gas trend. Capital expenditures for our oil and gas operations are expected to be funded by their operating cash flows. In addition, we are undertaking a plan to divest certain conventional GOM Shelf oil and gas properties and may consider potential additional sales or partnering arrangements, depending on market conditions (refer to "Capital Resources and Liquidity" for further discussion).

GOM. Multiple development and exploration opportunities have been identified in the Deepwater GOM that are expected to benefit from tieback opportunities to available production capacity at the large-scale Holstein, Marlin and Horn Mountain deepwater production platforms, which are operated by FM O&G. We have contracted three drill ships to drill and evaluate deepwater prospects, two of which are currently under construction. Completion of construction and delivery of these drill ships is expected mid-2014 and early 2015, respectively.

At the Lucius development in Keathley Canyon (in which FM O&G has a 23.33 percent working interest) five of the six planned wells have been drilled with the sixth well currently in progress. In December 2011, the operator and its working interest partners sanctioned development of Lucius, a subsea development consisting of a truss spar hull located in 7,200 feet of water with a topside capacity of 80 MBbls of oil per day and 450 MMcf of gas per day. First production is anticipated in the second half of 2014.

In April 2013, the operator of the Phobos prospect (in which FM O&G has a 50 percent working interest) announced that the Phobos-1 well encountered approximately 250 net feet of high quality oil pay in Lower Tertiary reservoirs. The Phobos discovery is located in approximately 8,500 feet of water, approximately 11 miles south of the Lucius development. Phobos' close proximity to Lucius could enhance the economics of this project. The operator and partners are incorporating the data from the Phobos-1 well to determine future plans.

Eagle Ford. We have an attractive position in a section of the Eagle Ford shale play rich in oil and NGLs, located in South Texas. Production from the field has grown significantly in recent years and totaled 43 MBOE per day in June 2013. At June 30, 2013, we had six drilling rigs operating. As part of our capital reduction initiatives, we expect to reduce drilling activity at Eagle Ford over the next several quarters. Our Eagle Ford acreage position provides flexibility to manage our drilling program to meet capital spending and cash flow objectives.

California. Our development plans are principally focused on maintaining stable production levels in our long established producing fields principally onshore in California.

Haynesville. We have rights to a substantial natural gas resource located in the Haynesville shale play in North Louisiana. Drilling activities in recent years have been significantly reduced as a result of low natural gas prices. The field is currently being operated to maximize cash flows in a low natural gas price environment. FM O&G has flexibility to manage its drilling program while preserving its large resource to benefit from potentially higher future natural gas prices.

Ultra-deep Trend. We have a leading industry position in the emerging ultra-deep trend with a significant onshore and offshore lease acreage position with high quality prospects and the potential to develop a significant long-term, low-cost source of natural gas. Data from seven wells drilled to date indicate the presence of geologic formations that are analogous to productive formations in the Deepwater GOM and onshore in the Gulf Coast region. The near-term focus is on further defining the trend onshore. We currently have two onshore ultra-deep exploration prospects in-progress, including Lineham Creek (in which FM O&G has a 36 percent working interest) and Lomond North in the Highlander area (in which FM O&G has a 72 percent working interest). Our 2014 development plans are expected to include activities at the Davy Jones No. 2 well (in which FM O&G has a 63.4 percent working interest) and Blackbeard West No. 1 well (in which FM O&G has a 69.4 percent working interest).

Financial and Operating Data. The following table reflects the summary operating results of our oil and gas operations for June 2013:

Sales Volumes
Oil (MMBbls)	3.4
Natural gas (Bcf)	7.7
NGLs (MMBbls)	0.3
MMBOE	5.0

Average Realizations
Oil (per barrel)	$97.42	[a]
Natural gas (per MMbtu)	$3.86	[a]
NGLs (per barrel)	$35.18	[a]

Gross Profit per BOE
Realized revenues	$74.37	[a]
Less: Cash production costs	16.58	[a]
Cash operating margin	57.79	[a]
Less: Depreciation, depletion and amortization	33.82
Less: Accretion and other costs	1.11
Revenue adjustments for unrealized losses on derivative instruments	(7.27)
Other net adjustments	(0.02)
Gross profit	$15.57

a.
Cash operating margin for our oil and gas operations reflects realized revenues less cash production costs. Realized revenues exclude unrealized gains (losses) on derivative instruments and cash production costs exclude accretion and other costs. For reconciliations of realized revenues (including average realizations for oil, natural gas and NGLs) and cash production costs per BOE to revenues and production and delivery costs reported in our consolidated financial statements, refer to "Product Revenues and Production Costs."

In June 2013, realized revenues for our oil and gas operations averaged $74.37 per BOE and cash production costs averaged $16.58 per BOE, resulting in a cash operating margin of $57.79 per BOE. Based on current sales volume and cost estimates for the second half of 2013, cash production costs are expected to approximate $19 per BOE for the year 2013 (reflecting results beginning June 1, 2013).

During June 2013, Brent crude oil price averaged $103.38 per barrel. Our average realized price for crude oil in June 2013 was $97.42 per barrel, or 94 percent of Brent. Excluding the impact of derivative instruments, the June 2013 average realized price for crude oil was $97.05 per barrel.

During June 2013, the NYMEX gas price for the June 2013 contract was $4.15 per MMBtu. Our average realized price for natural gas in June 2013 was $3.86 per MMBtu, or approximately 93 percent of NYMEX. Excluding the impact of derivative instruments, the June 2013 average realized price for natural gas was $3.81 per MMBtu.

The following table presents sales volumes per day by region for our oil and gas operations in June 2013:

Sales Volumes (MBOE per day):
GOM[a]	64
Eagle Ford	43
California	37
Haynesville/Madden/Other	25
Total oil and gas operations	169

a.	Includes sales from properties on the GOM Shelf and in the Deepwater GOM. Production from the GOM Shelf totaled 15 MBOE per day in June 2013, approximating 22 percent of the GOM total.

Daily sales volumes averaged 169 MBOE in June 2013, including 114 MBbls of crude oil per day, 263 MMcf of natural gas per day and 11 MBbls of NGLs per day. For the second half of 2013, sales volumes from our oil and gas operations are expected to average 163 MBOE per day, comprised of 67 percent oil, 27 percent natural gas and 6 percent NGLs.

CAPITAL RESOURCES AND LIQUIDITY

Our operating cash flows vary with prices realized from copper, gold, molybdenum and oil, our sales volumes, production costs, income taxes, other working capital changes and other factors. During second-quarter 2013, we took actions to reduce capital expenditures and other costs, and initiated efforts to identify potential asset sales to reduce debt and maintain financial strength and flexibility in response to recent declines in metals prices. As a first step, we have reduced our budgeted future capital expenditures, exploration and other costs by a total of $1.9 billion in 2013 and 2014, including $1.0 billion in reductions and deferrals of mining capital projects, $0.4 billion in reduced oil and gas investments and $0.5 billion in reduced minerals exploration, research and other costs. Capital spending plans remain under review and will be revised as market conditions warrant.

We have also initiated a process to divest certain oil and gas properties from our conventional GOM Shelf properties. We have a broad set of natural resource assets which provide many alternatives for future actions to enhance our financial flexibility and value for shareholders. Additional capital cost reductions and divestitures will be pursued as required to maintain a strong balance sheet while preserving a strong resource position and portfolio of assets with attractive long-term growth prospects.

Cash
Following is a summary of the U.S. and international components of consolidated cash and cash equivalents, including cash available to the parent company, net of noncontrolling interests' share, taxes and other costs at June 30, 2013, and December 31, 2012 (in billions):

	June 30, 2013		December 31, 2012
Cash at domestic companies	$1.3		$1.3
Cash at international operations	2.0		2.4
Total consolidated cash and cash equivalents	3.3		3.7
Less: Noncontrolling interests’ share	(0.8)		(0.8)
Cash, net of noncontrolling interests’ share	2.5		2.9
Less: Withholding taxes and other	(0.1)		(0.2)
Net cash available	$2.4	[a]	$2.7
a. On July 1, 2013, we paid a $1.00 per share supplemental common stock dividend for a total of $1.0 billion.

Cash held at our international operations is generally used to support our foreign operations' capital expenditures, operating expenses, working capital and other tax payments, or other cash needs. Management believes that sufficient liquidity is available in the U.S. With the exception of TFM, we have not elected to permanently reinvest earnings from our foreign subsidiaries, and we have recorded deferred tax liabilities for foreign earnings that are available to be repatriated to the U.S. From time to time, our foreign subsidiaries distribute earnings to the U.S. through dividends, which are subject to applicable withholding taxes and noncontrolling interests' share.

Debt
Following is a summary of total debt and related weighted-average interest rates at June 30, 2013:

			Weighted-
	June 30, 2013		Average
	(in billions)		Interest Rate
Acquisition-related debt	$10.5	[a]	3.1%
Assumed debt of PXP and MMR	7.1	[b]	7.0%
FCX's previously existing debt	3.6		3.5%
	$21.2		4.4%

a. We used the proceeds from the issuance of $6.5 billion of senior notes and a $4.0 billion bank term loan to finance the acquisitions of PXP and MMR and repay certain PXP debt. Refer to Note 7 for further discussion.
b. Refer to Note 7 for further discussion of repayments of debt assumed in the acquisitions of PXP and MMR.
We have established a plan to reduce debt and we are targeting reductions that will reduce total debt to $12 billion over the next three years.

Upon closing of the PXP acquisition, we replaced our revolving credit facility that was scheduled to expire in March 2016 with a new $3.0 billion senior unsecured revolving credit facility, which is available through May 2018. At

June 30, 2013, we had no borrowings outstanding and $46 million of letters of credit issued under our revolving credit facility, resulting in availability of $3.0 billion. Refer to Note 7 for further discussion.

Operating Activities
During the first six months of 2013, we generated operating cash flows totaling $1.9 billion (net of $195 million for working capital uses and changes in other tax payments), compared with operating cash flows for the first six months of 2012 totaled $2.0 billion (net of $774 million for working capital uses and changes in other tax payments). The decrease in net working capital uses and changes in other tax payments was primarily associated with changes in accounts receivable. As discussed in "Consolidated Results - Revenues," substantially all of our copper concentrate and cathode sales contracts are provisionally priced; accordingly, the quarter-end forward price is a major determinate of recorded revenues and the resulting receivables. At June 30, 2013, our provisionally prices copper sales we recorded at an average of $3.06 per pound of copper, compared with $3.49 per pound at June 30, 2012.

Based on current operating plans and subject to future copper, gold, molybdenum and oil prices, we expect estimated operating cash flows for the year 2013 plus available cash to be sufficient to fund our budgeted capital expenditures, dividends, noncontrolling interest distributions and other cash requirements for the year. Refer to “Outlook” for further discussion of projected operating cash flows for the year 2013.

Investing Activities
Capital Expenditures. Capital expenditures, including capitalized interest, totaled $2.0 billion for the first six months of 2013 (including $190 million for oil and gas operations beginning June 1, 2013), compared with $1.5 billion for the first six months of 2012. Higher capital expenditures for our mining operations in first six months of 2013 primarily reflected increased capital spending associated with the expansion projects at Morenci and Cerro Verde and our underground development activities at Grasberg, partly offset by decreased spending for the second phase expansion at Tenke and at the Climax mine relating to completion of the related projects. Refer to “Operations” for further discussion.

Capital expenditures are expected to approximate $5.5 billion for the year 2013, including $2.3 billion for major projects at our mining operations and $1.5 billion for our oil and gas operations (for the period beginning June 1, 2013). Major projects at our mines for 2013 primarily include the expansion projects at Cerro Verde and Morenci and underground development activities at Grasberg. Capital expenditures for our oil and gas operations are expected to be funded by its operating cash flows. Capital spending plans will continue to be reviewed and adjusted in response to changes in market conditions and other factors. Refer to "Operations" for further discussion.

Acquisitions. In second-quarter 2013, we paid $3.5 billion in cash (net of $315 million cash acquired) for the acquisition of PXP and $1.6 billion in cash (net of $29 million cash acquired) for the acquisition of MMR. Refer to Note 2 for further discussion.

In first-quarter 2013, we paid $321 million (net of $34 million of cash acquired) to fund the acquisition of a large-scale cobalt chemical refinery in Kokkola, Finland, and the related sales and marketing business. The acquisition was funded 70 percent by us and 30 percent by Lundin, which amounts will be repaid prior to any shareholder distributions. Refer to Note 2 for further discussion.

Financing Activities
Debt Transactions. In first-quarter 2013, we sold $6.5 billion of senior notes in four tranches with a weighted average interest rate of 3.9 percent, and in second-quarter 2013, we borrowed $4.0 billion under a bank term loan with an interest rate of LIBOR plus 1.50 percent. Net proceeds from these borrowings were used to fund the acquisitions of PXP and MMR and repay certain debt of PXP assumed in the acquisitions. Refer to Note 7 for further discussion.

In first-quarter 2012, we sold $3.0 billion of senior notes in three tranches with a weighted-average interest rate of approximately 3.0 percent. Net proceeds from this offering, plus cash on hand, were used to redeem the remaining $3.0 billion of our 8.375% Senior Notes. Refer to Note 7 for further discussion.

Dividends and Other Equity Transactions. We paid dividends on our common stock totaling $595 million for the first six months of 2013 and $535 million for the first six months of 2012. The current annual dividend rate for our common stock is $1.25 per share ($0.3125 per share quarterly). In addition to our regular quarterly dividend, in second-quarter 2013, the Board declared a supplemental common stock dividend of $1.00 per share that was paid on July 1, 2013, and totaled $1.0 billion (refer to Note 7 for further discussion). The declaration of dividends is at the discretion of the Board and will depend upon our financial results, cash requirements, future prospects and other factors deemed relevant by the Board. The Board will continue to review our financial policy on an ongoing basis.

Cash dividends and other distributions paid to noncontrolling interests totaled $90 million for the first six months of 2013 and $38 million for the first six months of 2012.

During second-quarter 2013, the make-whole premiums triggered by our acquisition of MMR resulted in the payment of $202 million for the conversion of MMR's 5.75% Convertible Perpetual Preferred Stock and 8% Convertible Perpetual Preferred Stock (refer to Note 12 for further discussion).

CONTRACTUAL OBLIGATIONS

In connection with the acquisitions of PXP and MMR, contractual obligations (including debt) as of June 30, 2013, have increased compared to December 31, 2012. The following table, as of June 30, 2013, reflects an update to the similar table presented in our annual report on Form 10-K for the year ended December 31, 2012, and the effect such obligations are expected to have on our liquidity and cash flows in future periods for those obligations with significant changes (in millions):

	Total	Remainder of 2013	2014 to 2015	2016 to 2017	Thereafter
Debt maturities	$21,215	$70	$1,666	$1,477	$18,002
Scheduled interest payment obligations[a]	9,173	453	1,728	1,641	5,351
Reclamation and environmental obligations[b]	6,520	141	467	327	5,585
Take-or-pay contracts[c]	4,581	2,286	1,481	448	366
Total[d]	$41,489	$2,950	$5,342	$3,893	$29,304

a.	Scheduled interest payment obligations were calculated using stated coupon rates for fixed-rate debt and interest rates applicable at June 30, 2013, for variable-rate debt.

b.
Represents estimated cash payments, on an undiscounted and unescalated basis, associated with reclamation and environmental activities (including $1.3 billion for our recently acquired oil and gas operations). The timing and the amount of these payments could change as a result of changes in regulatory requirements, changes in scope and timing of reclamation activities, the settlement of environmental matters and as actual spending occurs. Refer to Note 8 (and also to Note 13 in our annual report on Form 10-K for the year ended December 31, 2012), for additional discussion of environmental and reclamation matters.

c.
Represents contractual obligations for purchases of goods or service agreements enforceable and legally binding and that specify all significant terms, including $2.2 billion for our recently acquired oil and gas operations, which primarily includes ultra-deepwater drillships for the GOM drilling campaign ($1.3 billion) and deferred derivative premiums and accrued interest ($490 million). The remaining take-or-pay contracts primarily comprise the procurement of copper concentrates ($1.0 billion), electricity ($507 million) and transportation services ($495 million). Some of our take-or-pay contracts are settled based on the prevailing market rate for the service or commodity purchased, and in some cases, the amount of the actual obligation may change over time because of market conditions. Obligations for copper concentrates provide for deliveries of specified volumes to Atlantic Copper at market-based prices. Electricity obligations are primarily for contractual minimum demand at the South America and Tenke mines. Transportation obligations are primarily for South America contracted ocean freight and for North America rail freight.

d.
This table excludes operating lease obligations and certain other obligations in our consolidated balance sheets, including estimated funding for pension obligations as the funding may vary from year to year based on changes in the fair value of plan assets and actuarial assumptions, accrued liabilities that relate to unrecognized tax benefits where the timing of settlement is not determinable; and others that are further described in our annual report on form 10-K for the year ended December 31, 2012. This table also excludes purchase orders for the purchase of inventory and other goods and services, as purchase orders typically represent authorizations to purchase rather than binding agreements.

CONTINGENCIES

Environmental and Reclamation Matters
Our current and historical operating activities are subject to stringent laws and regulations governing the protection of the environment. We perform a comprehensive annual review of our environmental and reclamation obligations and also review changes in facts and circumstances associated with these obligations at least quarterly. During second-quarter 2013, we assumed $1.0 billion of reclamation obligations associated with our recently acquired oil and gas operations. Updated cost assumptions, including increases and decreases to cost estimates, changes in the anticipated scope and timing of remediation activities and settlement of environmental matters may result in revisions to certain of our environmental obligations. We recorded adjustments to environmental obligations totaling $2 million in second-quarter 2013, $1 million for the first six months of 2013, and $46 million for both the second quarter and first six months of 2012.

Refer to Note 8 (and also to Note 13 in our annual report on Form 10-K for the year ended December 31, 2012), for further information regarding our environmental and reclamation obligations.

Litigation and Other Contingencies
Other than as disclosed in Note 8 and contained in "Legal Proceedings" in Part II, Item 1. of this quarterly report, there have been no material changes to our contingencies associated with legal proceedings and other matters since the end of 2012. Refer to Note 13 and "Legal Proceedings" contained in Part I, Item 3. of our annual report on Form 10-K for the year ended December 31, 2012, for further information regarding legal proceedings and other matters.

DISCLOSURE ABOUT MARKET RISKS

During second-quarter 2013, we completed the acquisitions of PXP and MMR. Accordingly, the following presents updated disclosures about market risks contained in our annual report on Form 10-K for the year ended December 31, 2012.

Commodity Price Risk
In addition to the commodity price risk associated with the market prices of copper, gold and molybdenum, as described in our annual report on Form 10-K for the year ended December 31, 2012, our financial results may vary with fluctuations in oil prices. Market prices for crude oil have fluctuated historically and are affected by numerous factors beyond our control. Because we cannot control the price of our products, including oil, the key measure that management focuses on in operating our business are sales volumes, production costs and operating cash flows. Refer to “Outlook” for further discussion of projected sales volumes, unit net cash costs for our mining operations, cash production costs per BOE for our oil and gas operations and operating cash flows.

Our recently acquired oil and gas business has historically used derivative instruments to manage commodity price risk for a substantial portion of its oil and gas production. In connection with the acquisition of PXP, we assumed PXP's 2013, 2014 and 2015 derivative contracts that consist of crude oil options, and crude oil and natural gas swaps (refer to Note 9 for further discussion). As a result, we may not benefit fully from increases in oil and gas prices above the maximum fixed amount specified in the derivative contracts. The unfavorable impact of net adjustments to the derivative contracts we acquired in connection with our acquisition of PXP totaled $35 million ($27 million to net income attributable to common stock) in second-quarter 2013. Because the oil and gas derivative contracts do not qualify or are not designated as hedging instruments, they are recorded at fair value with the mark-to-market gains and losses recorded in revenues. We expect fluctuations in our consolidated statements of income as changes occur in the index prices.

Following presents the estimated impact of a 10 percent change in Brent crude oil and NYMEX forward prices on the fair values of outstanding oil and natural gas derivative instruments, compared with the forward prices used to determine the June 30, 2013, fair values:

	10% Increase	10% Decrease
Crude oil puts	$(148)	$224
Crude oil collars	(15)	30
Crude oil swaps	(74)	74
Natural gas swaps	(20)	20
	$(257)	$348

Refer to Note 9 for further discussion of our oil and gas derivative positions at June 30, 2013.

These contracts may expose us to the risk of financial loss in certain circumstances. Our derivative arrangements provide us protection on the volumes if prices decline below the prices at which these derivatives are set, but ceiling prices in our derivatives may cause us to receive less revenue on the volumes than we would receive in the absence of derivatives.

NEW ACCOUNTING STANDARDS

We do not expect the impact of recently issued accounting standards to have a significant impact on our future financial statements and disclosures.

PRODUCT REVENUES AND PRODUCTION COSTS

Mining Product Revenues and Unit Net Cash Cost. Unit net cash costs per pound of copper and molybdenum are measures intended to provide investors with information about the cash-generating capacity of our mining operations expressed on a basis relating to the primary metal product for the respective operations. We use this measure for the same purpose and for monitoring operating performance by our mining operations. This information differs from measures of performance determined in accordance with U.S. GAAP and should not be considered in isolation or as a substitute for measures of performance determined in accordance with U.S. GAAP. This measure is presented by other metals mining companies, although our measures may not be comparable to similarly titled measures reported by other companies.

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

We show revenue adjustments for prior period open sales as separate line items. Because these adjustments do not result from current period sales, we have reflected these separately from revenues on current period sales. Noncash and other costs consist of items such as stock-based compensation costs, start-up costs, write-offs of equipment and/or unusual charges. They are removed from site production and delivery costs in the calculation of unit net cash costs. As discussed above, gold, molybdenum and other metal revenues at copper mines are reflected as credits against site production and delivery costs in the by-product method. The following schedules for our mining operations are presentations under both the by-product and co-product methods together with reconciliations to amounts reported in our consolidated financial statements.

Oil & Gas Product Revenues and Cash Production Costs per Unit. Realized revenues and cash production costs per unit are measures intended to provide investors with information about the cash operating margin of our oil and gas operations expressed on a basis relating to each BOE. We use this measure for the same purpose and for monitoring operating performance by our oil and gas operations. This information differs from measures of performance determined in accordance with U.S. GAAP and should not be considered in isolation or as a substitute for measures of performance determined in accordance with U.S. GAAP. Our measures may not be comparable to similarly titled measures reported by other companies.

Because gains and losses on derivative instruments do not result from sales of oil and gas, we have reflected these separately as adjustments to revenues. Additionally, accretion and other costs are removed from site production and delivery costs in the calculation of cash production costs per BOE. The following schedules include calculations of oil and natural gas product revenues and cash production costs together with a reconciliation to amounts reported in our consolidated financial statements.

North America Copper Mines Product Revenues and Production Costs

Three Months Ended June 30, 2013
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,205	$1,205	$98	$26	$1,329
Site production and delivery, before net noncash and other costs shown below	774	745	41	18	804
By-product credits[a]	(94)	—	—	—	—
Treatment charges	31	30	—	1	31
Net cash costs	711	775	41	19	835
Depreciation, depletion and amortization	105	101	3	1	105
Noncash and other costs, net	29	29	—	—	29
Total costs	845	905	44	20	969
Revenue adjustments, primarily for pricing on prior period open sales	(14)	(14)	—	—	(14)
Gross profit	$346	$286	$54	$6	$346

Copper sales (millions of recoverable pounds)	370	370
Molybdenum sales (millions of recoverable pounds)[a]			9

Gross profit per pound of copper and molybdenum:

Revenues, excluding adjustments	$3.25	$3.25	$11.17

Site production and delivery, before net noncash
and other costs shown below	2.09	2.01	4.63
By-product credits[a]	(0.25)	—	—
Treatment charges	0.08	0.08	—
Unit net cash costs	1.92	2.09	4.63
Depreciation, depletion and amortization	0.28	0.27	0.30
Noncash and other costs, net	0.08	0.08	0.04
Total unit costs	2.28	2.44	4.97
Revenue adjustments, primarily for pricing
on prior period open sales	(0.04)	(0.04)	—
Gross profit per pound	$0.93	$0.77	$6.20

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,329	$804	$105
Treatment charges	—	31	—
Net noncash and other costs	—	29	—
Revenue adjustments, primarily for pricing on prior period open sales	(14)	—	—
Eliminations and other	(6)	(11)	3
North America copper mines	1,309	853	108
Other mining & eliminations[c]	2,642	1,906	250
Total mining	3,951	2,759	358
Oil & Gas operations	336	89	169
Corporate, other & eliminations	1	5	3
As reported in FCX’s consolidated financial statements	$4,288	$2,853	$530

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 13.

North America Copper Mines Product Revenues and Production Costs (continued)

Three Months Ended June 30, 2012
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,286	$1,286	$121	$21	$1,428
Site production and delivery, before net noncash and other costs shown below	676	614	62	12	688
By-product credits[a]	(130)	—	—	—	—
Treatment charges	38	37	—	1	38
Net cash costs	584	651	62	13	726
Depreciation, depletion and amortization	90	84	5	1	90
Noncash and other costs, net	38	37	1	—	38
Total costs	712	772	68	14	854
Revenue adjustments, primarily for pricing on prior period open sales	(8)	(8)	—	—	(8)
Gross profit	$566	$506	$53	$7	$566

Copper sales (millions of recoverable pounds)	360	360
Molybdenum sales (millions of recoverable pounds)[a]			9

Gross profit per pound of copper and molybdenum:

Revenues, excluding adjustments	$3.57	$3.57	$13.53

Site production and delivery, before net noncash
and other costs shown below	1.88	1.71	7.00
By-product credits[a]	(0.36)	—	—
Treatment charges	0.10	0.10	—
Unit net cash costs	1.62	1.81	7.00
Depreciation, depletion and amortization	0.25	0.23	0.57
Noncash and other costs, net	0.11	0.10	0.07
Total unit costs	1.98	2.14	7.64
Revenue adjustments, primarily for pricing
on prior period open sales	(0.02)	(0.02)	—
Gross profit per pound	$1.57	$1.41	$5.89

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,428	$688	$90
Treatment charges	—	38	—
Net noncash and other costs	—	38	—
Revenue adjustments, primarily for pricing on prior period open sales	(8)	—	—
Eliminations and other	8	(2)	3
North America copper mines	1,428	762	93
Other mining & eliminations[c]	3,045	1,859	196
Total mining	4,473	2,621	289
Oil & Gas operations	—	—	—
Corporate, other & eliminations	2	1	2
As reported in FCX’s consolidated financial statements	$4,475	$2,622	$291

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 13.

North America Copper Mines Product Revenues and Production Costs (continued)

Six Months Ended June 30, 2013
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$2,463	$2,463	$191	$53	$2,707
Site production and delivery, before net noncash and other costs shown below	1,477	1,430	66	38	1,534
By-product credits[a]	(187)	—	—	—	—
Treatment charges	76	74	—	2	76
Net cash costs	1,366	1,504	66	40	1,610
Depreciation, depletion and amortization	204	197	4	3	204
Noncash and other costs, net	60	59	1	—	60
Total costs	1,630	1,760	71	43	1,874
Revenue adjustments, primarily for pricing on prior period open sales	(4)	(4)	—	—	(4)
Gross profit	$829	$699	$120	$10	$829

Copper sales (millions of recoverable pounds)	722	722
Molybdenum sales (millions of recoverable pounds)[a]			17

Gross profit per pound of copper and molybdenum:

Revenues, excluding adjustments	$3.41	$3.41	$11.45

Site production and delivery, before net noncash
and other costs shown below	2.04	1.98	3.98
By-product credits[a]	(0.26)	—	—
Treatment charges	0.11	0.10	—
Unit net cash costs	1.89	2.08	3.98
Depreciation, depletion and amortization	0.28	0.27	0.26
Noncash and other costs, net	0.08	0.08	0.04
Total unit costs	2.25	2.43	4.28
Revenue adjustments, primarily for pricing
on prior period open sales	(0.01)	(0.01)	—
Gross profit per pound	$1.15	$0.97	$7.17

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$2,707	$1,534	$204
Treatment charges	—	76	—
Net noncash and other costs	—	60	—
Revenue adjustments, primarily for pricing on prior period open sales	(4)	—	—
Eliminations and other	(9)	(18)	6
North America copper mines	2,694	1,652	210
Other mining & eliminations[c]	5,838	3,823	475
Total mining	8,532	5,475	685
Oil & Gas operations	336	89	169
Corporate, other & eliminations	3	8	5
As reported in FCX’s consolidated financial statements	$8,871	$5,572	$859

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 13.

North America Copper Mines Product Revenues and Production Costs (continued)

Six Months Ended June 30, 2012
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$2,566	$2,566	$257	$42	$2,865
Site production and delivery, before net noncash and other costs shown below	1,283	1,198	91	24	1,313
By-product credits[a]	(269)	—	—	—	—
Treatment charges	79	76	—	3	79
Net cash costs	1,093	1,274	91	27	1,392
Depreciation, depletion and amortization	179	169	7	3	179
Noncash and other costs, net	59	58	1	—	59
Total costs	1,331	1,501	99	30	1,630
Revenue adjustments, primarily for pricing on prior period open sales	7	7	—	—	7
Gross profit	$1,242	$1,072	$158	$12	$1,242

Copper sales (millions of recoverable pounds)	697	697
Molybdenum sales (millions of recoverable pounds)[a]			19

Gross profit per pound of copper and molybdenum:

Revenues, excluding adjustments	$3.68	$3.68	$13.83

Site production and delivery, before net noncash
and other costs shown below	1.84	1.72	4.92
By-product credits[a]	(0.39)	—	—
Treatment charges	0.12	0.11	—
Unit net cash costs	1.57	1.83	4.92
Depreciation, depletion and amortization	0.26	0.24	0.37
Noncash and other costs, net	0.08	0.08	0.04
Total unit costs	1.91	2.15	5.33
Revenue adjustments, primarily for pricing
on prior period open sales	0.01	0.01	—
Gross profit per pound	$1.78	$1.54	$8.50

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$2,865	$1,313	$179
Treatment charges	—	79	—
Net noncash and other costs	—	59	—
Revenue adjustments, primarily for pricing on prior period open sales	7	—	—
Eliminations and other	10	(4)	7
North America copper mines	2,882	1,447	186
Other mining & eliminations[c]	6,194	3,603	368
Total mining	9,076	5,050	554
Oil & Gas operations	—	—	—
Corporate, other & eliminations	4	—	4
As reported in FCX’s consolidated financial statements	$9,080	$5,050	$558

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 13.

South America Mining Product Revenues and Production Costs

Three Months Ended June 30, 2013
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other		Total
Revenues, excluding adjustments	$986	$986	$80	[a]	$1,066
Site production and delivery, before net noncash and other costs shown below	511	472	45		517
By-product credits	(74)	—	—		—
Treatment charges	49	49	—		49
Net cash costs	486	521	45		566
Depreciation, depletion and amortization	86	80	6		86
Noncash and other costs, net	7	(1)	8		7
Total costs	579	600	59		659
Revenue adjustments, primarily for pricing on prior period open sales	(65)	(65)	—		(65)
Gross profit	$342	$321	$21		$342

Copper sales (millions of recoverable pounds)	315	315

Gross profit per pound of copper:

Revenues, excluding adjustments	$3.13	$3.13

Site production and delivery, before net noncash
and other costs shown below	1.62	1.50
By-product credits	(0.24)	—
Treatment charges	0.16	0.16
Unit net cash costs	1.54	1.66
Depreciation, depletion and amortization	0.27	0.25
Noncash and other costs, net	0.02	(0.01)
Total unit costs	1.83	1.90
Revenue adjustments, primarily for pricing
on prior period open sales	(0.21)	(0.21)
Gross profit per pound	$1.09	$1.02

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,066	$517	$86
Treatment charges	(49)	—	—
Net noncash and other costs	—	7	—
Revenue adjustments, primarily for pricing on prior period open sales	(65)	—	—
Eliminations and other	(1)	(8)	—
South America mining	951	516	86
Other mining & eliminations[b]	3,000	2,243	272
Total mining	3,951	2,759	358
Oil & Gas operations	336	89	169
Corporate, other & eliminations	1	5	3
As reported in FCX’s consolidated financial statements	$4,288	$2,853	$530

a.
Includes gold sales of 21 thousand ounces ($1,317 per ounce average realized price) and silver sales of 809 thousand ounces ($20.40 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 13.

South America Mining Product Revenues and Production Costs (continued)

Three Months Ended June 30, 2012
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other		Total
Revenues, excluding adjustments	$1,057	$1,057	$75	[a]	$1,132
Site production and delivery, before net noncash and other costs shown below	469	438	37		475
By-product credits	(69)	—	—		—
Treatment charges	47	47	—		47
Net cash costs	447	485	37		522
Depreciation, depletion and amortization	71	68	3		71
Noncash and other costs, net	22	14	8		22
Total costs	540	567	48		615
Revenue adjustments, primarily for pricing on prior period open sales	(68)	(68)	—		(68)
Gross profit	$449	$422	$27		$449

Copper sales (millions of recoverable pounds)	301	301

Gross profit per pound of copper:

Revenues, excluding adjustments	$3.51	$3.51

Site production and delivery, before net noncash
and other costs shown below	1.56	1.45
By-product credits	(0.23)	—
Treatment charges	0.16	0.16
Unit net cash costs	1.49	1.61
Depreciation, depletion and amortization	0.24	0.23
Noncash and other costs, net	0.07	0.05
Total unit costs	1.80	1.89
Revenue adjustments, primarily for pricing
on prior period open sales	(0.22)	(0.22)
Gross profit per pound	$1.49	$1.40

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,132	$475	$71
Treatment charges	(47)	—	—
Net noncash and other costs	—	22	—
Revenue adjustments, primarily for pricing on prior period open sales	(68)	—	—
Eliminations and other	(1)	(7)	1
South America mining	1,016	490	72
Other mining & eliminations[b]	3,457	2,131	217
Total mining	4,473	2,621	289
Oil & Gas operations	—	—	—
Corporate, other & eliminations	2	1	2
As reported in FCX’s consolidated financial statements	$4,475	$2,622	$291

a.
Includes gold sales of 16 thousand ounces ($1,596 per ounce average realized price) and silver sales of 712 thousand ounces ($28.36 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 13.

South America Mining Product Revenues and Production Costs (continued)

Six Months Ended June 30, 2013
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other		Total
Revenues, excluding adjustments	$1,929	$1,929	$166	[a]	$2,095
Site production and delivery, before net noncash and other costs shown below	973	897	86		983
By-product credits	(156)	—	—		—
Treatment charges	99	99	—		99
Net cash costs	916	996	86		1,082
Depreciation, depletion and amortization	156	147	9		156
Noncash and other costs, net	22	6	16		22
Total costs	1,094	1,149	111		1,260
Revenue adjustments, primarily for pricing on prior period open sales	(29)	(29)	—		(29)
Gross profit	$806	$751	$55		$806

Copper sales (millions of recoverable pounds)	600	600

Gross profit per pound of copper:

Revenues, excluding adjustments	$3.22	$3.22

Site production and delivery, before net noncash
and other costs shown below	1.62	1.50
By-product credits	(0.26)	0.16
Treatment charges	0.17	—
Unit net cash costs	1.53	1.66
Depreciation, depletion and amortization	0.26	0.25
Noncash and other costs, net	0.04	0.01
Total unit costs	1.83	1.92
Revenue adjustments, primarily for pricing
on prior period open sales	(0.05)	(0.05)
Gross profit per pound	$1.34	$1.25

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$2,095	$983	$156
Treatment charges	(99)	—	—
Net noncash and other costs	—	22	—
Revenue adjustments, primarily for pricing on prior period open sales	(29)	—	—
Eliminations and other	(2)	(14)	1
South America mining	1,965	991	157
Other mining & eliminations[b]	6,567	4,484	528
Total mining	8,532	5,475	685
Oil & Gas operations	336	89	169
Corporate, other & eliminations	3	8	5
As reported in FCX’s consolidated financial statements	$8,871	$5,572	$859

a.
Includes gold sales of 42 thousand ounces ($1,449 per ounce average realized price) and silver sales of 1.8 million ounces ($25.93 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 13.

South America Mining Product Revenues and Production Costs (continued)

Six Months Ended June 30, 2012
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other		Total
Revenues, excluding adjustments	$2,094	$2,094	$164	[a]	$2,258
Site production and delivery, before net noncash and other costs shown below	908	842	77		919
By-product credits	(153)	—	—		—
Treatment charges	95	95	—		95
Net cash costs	850	937	77		1,014
Depreciation, depletion and amortization	134	127	7		134
Noncash and other costs, net	42	27	15		42
Total costs	1,026	1,091	99		1,190
Revenue adjustments, primarily for pricing on prior period open sales	104	104	—		104
Gross profit	$1,172	$1,107	$65		$1,172

Copper sales (millions of recoverable pounds)	587	587

Gross profit per pound of copper:

Revenues, excluding adjustments	$3.56	$3.56

Site production and delivery, before net noncash
and other costs shown below	1.55	1.43
By-product credits	(0.26)	—
Treatment charges	0.16	0.16
Unit net cash costs	1.45	1.59
Depreciation, depletion and amortization	0.22	0.22
Noncash and other costs, net	0.07	0.05
Total unit costs	1.74	1.86
Revenue adjustments, primarily for pricing
on prior period open sales	0.18	0.18
Gross profit per pound	$2.00	$1.88

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$2,258	$919	$134
Treatment charges	(95)	—	—
Net noncash and other costs	—	42	—
Revenue adjustments, primarily for pricing on prior period open sales	104	—	—
Eliminations and other	3	(8)	—
South America mining	2,270	953	134
Other mining & eliminations[b]	6,806	4,097	420
Total mining	9,076	5,050	554
Oil & Gas operations	—	—	—
Corporate, other & eliminations	4	—	4
As reported in FCX’s consolidated financial statements	$9,080	$5,050	$558

a.
Includes gold sales of 35 thousand ounces ($1,630 per ounce average realized price) and silver sales of 1.4 million ounces ($29.33 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 13.

Indonesia Mining Product Revenues and Production Costs

Three Months Ended June 30, 2013
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver		Total
Revenues, excluding adjustments	$487	$487	$199	$9	[a]	$695
Site production and delivery, before net noncash and other costs shown below	561	393	161	7		561
Gold and silver credits	(190)	—	—	—		—
Treatment charges	36	25	10	1		36
Royalty on metals	21	15	6	—		21
Net cash costs	428	433	177	8		618
Depreciation and amortization	58	41	16	1		58
Noncash and other costs, net	35	25	10	—		35
Total costs	521	499	203	9		711
Revenue adjustments, primarily for pricing on prior period open sales	(29)	(29)	(17)	(1)		(47)
PT Smelting intercompany profit	33	23	10	—		33
Gross loss	$(30)	$(18)	$(11)	$(1)		$(30)

Copper sales (millions of recoverable pounds)	158	158
Gold sales (thousands of recoverable ounces)			151

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$3.08	$3.08	$1,321

Site production and delivery, before net noncash
and other costs shown below	3.55	2.49	1,066
Gold and silver credits	(1.20)	—	—
Treatment charges	0.23	0.16	69
Royalty on metals	0.13	0.09	39
Unit net cash costs	2.71	2.74	1,174
Depreciation and amortization	0.37	0.26	111
Noncash and other costs, net	0.22	0.15	67
Total unit costs	3.30	3.15	1,352
Revenue adjustments, primarily for pricing on
prior period open sales	(0.18)	(0.18)	(110)
PT Smelting intercompany profit	0.21	0.14	62
Gross loss per pound/ounce	$(0.19)	$(0.11)	$(79)

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$695	$561	$58
Treatment charges	(36)	—	—
Royalty on metals	(21)	—	—
Net noncash and other costs	—	35	—
Revenue adjustments, primarily for pricing on prior period open sales	(47)	—	—
PT Smelting intercompany profit	—	(33)	—
Indonesia mining	591	563	58
Other mining & eliminations[b]	3,360	2,196	300
Total mining	3,951	2,759	358
Oil & Gas operations	336	89	169
Corporate, other & eliminations	1	5	3
As reported in FCX’s consolidated financial statements	$4,288	$2,853	$530

a.	Includes silver sales of 452 thousand ounces ($20.04 per ounce average realized price).

b.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 13.

Indonesia Mining Product Revenues and Production Costs (continued)

Three Months Ended June 30, 2012
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver		Total
Revenues, excluding adjustments	$637	$637	$391	$13	[a]	$1,041
Site production and delivery, before net noncash and other costs shown below	589	361	221	7		589
Gold and silver credits	(402)	—	—	—		—
Treatment charges	38	23	14	1		38
Royalty on metals	25	15	10	—		25
Net cash costs	250	399	245	8		652
Depreciation and amortization	53	32	20	1		53
Noncash and other costs, net	5	3	2	—		5
Total costs	308	434	267	9		710
Revenue adjustments, primarily for pricing on prior period open sales	(20)	(20)	(2)	—		(22)
PT Smelting intercompany profit	8	5	3	—		8
Gross profit	$317	$188	$125	$4		$317

Copper sales (millions of recoverable pounds)	183	183
Gold sales (thousands of recoverable ounces)			247

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$3.49	$3.49	$1,587

Site production and delivery, before net noncash
and other costs shown below	3.23	1.97	898
Gold and silver credits	(2.20)	—	—
Treatment charges	0.21	0.13	58
Royalty on metals	0.13	0.08	37
Unit net cash costs	1.37	2.18	993
Depreciation and amortization	0.29	0.18	80
Noncash and other costs, net	0.03	0.02	8
Total unit costs	1.69	2.38	1,081
Revenue adjustments, primarily for pricing on
prior period open sales	(0.11)	(0.11)	(9)
PT Smelting intercompany profit	0.05	0.03	13
Gross profit per pound/ounce	$1.74	$1.03	$510

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,041	$589	$53
Treatment charges	(38)	—	—
Royalty on metals	(25)	—	—
Net noncash and other costs	—	5	—
Revenue adjustments, primarily for pricing on prior period open sales	(22)	—	—
PT Smelting intercompany profit	—	(8)	—
Indonesia mining	956	586	53
Other mining & eliminations[b]	3,517	2,035	236
Total mining	4,473	2,621	289
Oil & Gas operations	—	—	—
Corporate, other & eliminations	2	1	2
As reported in FCX’s consolidated financial statements	$4,475	$2,622	$291

a.	Includes silver sales of 476 thousand ounces ($27.23 per ounce average realized price).

b.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 13.

Indonesia Mining Product Revenues and Production Costs (continued)

Six Months Ended June 30, 2013
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver		Total
Revenues, excluding adjustments	$1,137	$1,137	$490	$24	[a]	$1,651
Site production and delivery, before net noncash and other costs shown below	1,077	742	319	16		1,077
Gold and silver credits	(512)	—	—	—		—
Treatment charges	81	56	24	1		81
Royalty on metals	47	33	14	—		47
Net cash costs	693	831	357	17		1,205
Depreciation and amortization	113	78	33	2		113
Noncash and other costs, net	87	60	26	1		87
Total costs	893	969	416	20		1,405
Revenue adjustments, primarily for pricing on prior period open sales	1	1	(2)	—		(1)
PT Smelting intercompany profit	38	26	11	1		38
Gross profit	$283	$195	$83	$5		$283

Copper sales (millions of recoverable pounds)	356	356
Gold sales (thousands of recoverable ounces)			342

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$3.20	$3.20	$1,431

Site production and delivery, before net noncash
and other costs shown below	3.03	2.08	934
Gold and silver credits	(1.44)	—	—
Treatment charges	0.23	0.16	70
Royalty on metals	0.13	0.09	41
Unit net cash costs	1.95	2.33	1,045
Depreciation and amortization	0.32	0.22	98
Noncash and other costs, net	0.24	0.17	76
Total unit costs	2.51	2.72	1,219
Revenue adjustments, primarily for pricing on
prior period open sales	—	—	(4)
PT Smelting intercompany profit	0.10	0.07	33
Gross profit per pound/ounce	$0.79	$0.55	$241

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,651	$1,077	$113
Treatment charges	(81)	—	—
Royalty on metals	(47)	—	—
Net noncash and other costs	—	87	—
Revenue adjustments, primarily for pricing on prior period open sales	(1)	—	—
PT Smelting intercompany profit	—	(38)	—
Indonesia mining	1,522	1,126	113
Other mining & eliminations[b]	7,010	4,349	572
Total mining	8,532	5,475	685
Oil & Gas operations	336	89	169
Corporate, other & eliminations	3	8	5
As reported in FCX’s consolidated financial statements	$8,871	$5,572	$859

a.	Includes silver sales of 1.0 million ounces ($23.19 per ounce average realized price).

b.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 13.

Indonesia Mining Product Revenues and Production Costs (continued)

Six Months Ended June 30, 2012
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver		Total
Revenues, excluding adjustments	$1,128	$1,128	$841	$27	[a]	$1,996
Site production and delivery, before net noncash and other costs shown below	1,059	598	446	15		1,059
Gold and silver credits	(871)	—	—	—		—
Treatment charges	63	36	26	1		63
Royalty on metals	43	24	18	1		43
Net cash costs	294	658	490	17		1,165
Depreciation and amortization	99	56	42	1		99
Noncash and other costs, net	30	17	13	—		30
Total costs	423	731	545	18		1,294
Revenue adjustments, primarily for pricing on prior period open sales	13	13	3	—		16
PT Smelting intercompany loss	(12)	(7)	(5)	—		(12)
Gross profit	$706	$403	$294	$9		$706

Copper sales (millions of recoverable pounds)	317	317
Gold sales (thousands of recoverable ounces)			513

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$3.56	$3.56	$1,639

Site production and delivery, before net noncash
and other costs shown below	3.35	1.89	869
Gold and silver credits	(2.75)	—	—
Treatment charges	0.20	0.11	52
Royalty on metals	0.13	0.08	35
Unit net cash costs	0.93	2.08	956
Depreciation and amortization	0.31	0.18	81
Noncash and other costs, net	0.09	0.05	25
Total unit costs	1.33	2.31	1,062
Revenue adjustments, primarily for pricing on
prior period open sales	0.04	0.04	5
PT Smelting intercompany loss	(0.04)	(0.02)	(10)
Gross profit per pound/ounce	$2.23	$1.27	$572

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,996	$1,059	$99
Treatment charges	(63)	—	—
Royalty on metals	(43)	—	—
Net noncash and other costs	—	30	—
Revenue adjustments, primarily for pricing on prior period open sales	16	—	—
PT Smelting intercompany loss	—	12	—
Indonesia mining	1,906	1,101	99
Other mining & eliminations[b]	7,170	3,949	455
Total mining	9,076	5,050	554
Oil & Gas operations	—	—	—
Corporate, other & eliminations	4	—	4
As reported in FCX’s consolidated financial statements	$9,080	$5,050	$558

a.	Includes silver sales of 925 thousand ounces ($29.84 per ounce average realized price).

b.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 13.

Africa Mining Product Revenues and Production Costs

Three Months Ended June 30, 2013
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt	Total
Revenues, excluding adjustments[a]	$330	$330	$47	$377
Site production and delivery, before net noncash and other costs shown below	156	146	27	173
Cobalt credits[b]	(31)	—	—	—
Royalty on metals	6	5	1	6
Net cash costs	131	151	28	179
Depreciation, depletion and amortization	57	52	5	57
Noncash and other costs, net	12	11	1	12
Total costs	200	214	34	248
Revenue adjustments, primarily for pricing on prior period open sales	(7)	(8)	2	(6)
Gross profit	$123	$108	$15	$123

Copper sales (millions of recoverable pounds)	106	106
Cobalt sales (millions of contained pounds)			5

Gross profit per pound of copper/cobalt:

Revenues, excluding adjustments[a]	$3.10	$3.10	$8.48

Site production and delivery, before net noncash
and other costs shown below	1.47	1.37	4.92
Cobalt credits[b]	(0.30)	—	—
Royalty on metals	0.06	0.05	0.15
Unit net cash costs	1.23	1.42	5.07
Depreciation, depletion and amortization	0.53	0.49	0.80
Noncash and other costs, net	0.11	0.10	0.17
Total unit costs	1.87	2.01	6.04
Revenue adjustments, primarily for pricing
on prior period open sales	(0.07)	(0.07)	0.27
Gross profit per pound	$1.16	$1.02	$2.71

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$377	$173	$57
Royalty on metals	(6)	—	—
Net noncash and other costs	—	12	—
Revenue adjustments, primarily for pricing on prior period open sales	(6)	—	—
Africa mining	365	185	57
Other mining & eliminations[c]	3,586	2,574	301
Total mining	3,951	2,759	358
Oil & Gas operations	336	89	169
Corporate, other & eliminations	1	5	3
As reported in FCX’s consolidated financial statements	$4,288	$2,853	$530

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 13.

Africa Mining Product Revenues and Production Costs (continued)

Three Months Ended June 30, 2012
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt	Total
Revenues, excluding adjustments[a]	$284	$284	$49	$333
Site production and delivery, before net noncash and other costs shown below	121	114	30	144
Cobalt credits[b]	(27)	—	—	—
Royalty on metals	6	5	1	6
Net cash costs	100	119	31	150
Depreciation, depletion and amortization	40	35	5	40
Noncash and other costs, net	8	7	1	8
Total costs	148	161	37	198
Revenue adjustments, primarily for pricing on prior period open sales	(6)	(6)	1	(5)
Gross profit	$130	$117	$13	$130

Copper sales (millions of recoverable pounds)	82	82
Cobalt sales (millions of contained pounds)			6

Gross profit per pound of copper/cobalt:

Revenues, excluding adjustments[a]	$3.45	$3.45	$8.24

Site production and delivery, before net noncash
and other costs shown below	1.48	1.39	5.09
Cobalt credits[b]	(0.33)	—	—
Royalty on metals	0.07	0.06	0.13
Unit net cash costs	1.22	1.45	5.22
Depreciation, depletion and amortization	0.49	0.43	0.75
Noncash and other costs, net	0.09	0.08	0.14
Total unit costs	1.80	1.96	6.11
Revenue adjustments, primarily for pricing
on prior period open sales	(0.07)	(0.07)	0.12
Gross profit per pound	$1.58	$1.42	$2.25

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$333	$144	$40
Royalty on metals	(6)	—	—
Net noncash and other costs	—	8	—
Revenue adjustments, primarily for pricing on prior period open sales	(5)	—	—
Africa mining	322	152	40
Other mining & eliminations[c]	4,151	2,469	249
Total mining	4,473	2,621	289
Oil & Gas operations	—	—	—
Corporate, other & eliminations	2	1	2
As reported in FCX’s consolidated financial statements	$4,475	$2,622	$291

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 13.

Africa Mining Product Revenues and Production Costs (continued)

Six Months Ended June 30, 2013
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt	Total
Revenues, excluding adjustments[a]	$724	$724	$89	$813
Site production and delivery, before net noncash and other costs shown below	321	303	51	354
Cobalt credits[b]	(58)	—	—	—
Royalty on metals	14	13	1	14
Net cash costs	277	316	52	368
Depreciation, depletion and amortization	115	107	8	115
Noncash and other costs, net	16	15	1	16
Total costs	408	438	61	499
Revenue adjustments, primarily for pricing on prior period open sales	2	2	2	4
Gross profit	$318	$288	$30	$318

Copper sales (millions of recoverable pounds)	224	224
Cobalt sales (millions of contained pounds)			11

Gross profit per pound of copper/cobalt:

Revenues, excluding adjustments[a]	$3.22	$3.22	$7.99

Site production and delivery, before net noncash
and other costs shown below	1.43	1.35	4.54
Cobalt credits[b]	(0.26)	—	—
Royalty on metals	0.06	0.06	0.14
Unit net cash costs	1.23	1.41	4.68
Depreciation, depletion and amortization	0.51	0.47	0.75
Noncash and other costs, net	0.08	0.07	0.11
Total unit costs	1.82	1.95	5.54
Revenue adjustments, primarily for pricing
on prior period open sales	0.01	0.01	0.21
Gross profit per pound	$1.41	$1.28	$2.66

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$813	$354	$115
Royalty on metals	(14)	—	—
Net noncash and other costs	—	16	—
Revenue adjustments, primarily for pricing on prior period open sales	4	—	—
Africa mining	803	370	115
Other mining & eliminations[c]	7,729	5,105	570
Total mining	8,532	5,475	685
Oil & Gas operations	336	89	169
Corporate, other & eliminations	3	8	5
As reported in FCX’s consolidated financial statements	$8,871	$5,572	$859

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 13.

Africa Mining Product Revenues and Production Costs (continued)

Six Months Ended June 30, 2012
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt	Total
Revenues, excluding adjustments[a]	$536	$536	$92	$628
Site production and delivery, before net noncash and other costs shown below	224	213	56	269
Cobalt credits[b]	(50)	—	—	—
Royalty on metals	12	11	1	12
Net cash costs	186	224	57	281
Depreciation, depletion and amortization	72	64	8	72
Noncash and other costs, net	15	13	2	15
Total costs	273	301	67	368
Revenue adjustments, primarily for pricing on prior period open sales	8	8	3	11
Gross profit	$271	$243	$28	$271

Copper sales (millions of recoverable pounds)	151	151
Cobalt sales (millions of contained pounds)			11

Gross profit per pound of copper/cobalt:

Revenues, excluding adjustments[a]	$3.54	$3.54	$8.40

Site production and delivery, before net noncash
and other costs shown below	1.49	1.41	5.11
Cobalt credits[b]	(0.34)	—	—
Royalty on metals	0.08	0.07	0.13
Unit net cash costs	1.23	1.48	5.24
Depreciation, depletion and amortization	0.48	0.42	0.71
Noncash and other costs, net	0.10	0.09	0.14
Total unit costs	1.81	1.99	6.09
Revenue adjustments, primarily for pricing
on prior period open sales	0.06	0.06	0.22
Gross profit per pound	$1.79	$1.61	$2.53

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$628	$269	$72
Royalty on metals	(12)	—	—
Net noncash and other costs	—	15	—
Revenue adjustments, primarily for pricing on prior period open sales	11	—	—
Africa mining	627	284	72
Other mining & eliminations[c]	8,449	4,766	482
Total mining	9,076	5,050	554
Oil & Gas operations	—	—	—
Corporate, other & eliminations	4	—	4
As reported in FCX’s consolidated financial statements	$9,080	$5,050	$558

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 13.

Molybdenum Mines Product Revenues and Production Costs

	Three Months Ended June 30,
(In millions)	2013[a]	2012[a]
Revenues, excluding adjustments[b]	$156	$130

Site production and delivery, before net noncash and other costs shown below	76	51
Treatment charges and other	12	8
Net cash costs	88	59
Depreciation, depletion and amortization	21	8
Noncash and other costs, net	2	2
Total costs	111	69
Gross profit	$45	$61

Molybdenum production (millions of recoverable pounds)[b]	13	8

Gross profit per pound of molybdenum:

Revenues, excluding adjustments[b]	$12.13	$15.11

Site production and delivery, before net noncash and other costs shown below	5.84	5.95
Treatment charges and other	0.95	0.88
Unit net cash costs	6.79	6.83
Depreciation, depletion and amortization	1.65	0.95
Noncash and other costs, net	0.18	0.25
Total unit costs	8.62	8.03
Gross profit per pound	$3.51	$7.08

Reconciliation to Amounts Reported (In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Three Months Ended June 30, 2013
Totals presented above	$156	$76	$21
Treatment charges and other	(12)	—	—
Net noncash and other costs	—	2	—
Molybdenum mines	144	78	21
Other mining & eliminations[c]	3,807	2,681	337
Total mining	3,951	2,759	358
Oil & Gas operations	336	89	169
Corporate, other & eliminations	1	5	3
As reported in FCX’s consolidated financial statements	$4,288	$2,853	$530

Three Months Ended June 30, 2012
Totals presented above	$130	$51	$8
Treatment charges and other	(8)	—	—
Net noncash and other costs	—	2	—
Henderson mine	122	53	8
Climax mine	12	26	4
Molybdenum mines	134	79	12
Other mining & eliminations[c]	4,339	2,542	277
Total mining	4,473	2,621	289
Oil & Gas operations	—	—	—
Corporate, other & eliminations	2	1	2
As reported in FCX’s consolidated financial statements	$4,475	$2,622	$291

a.	The 2013 period includes the results of the Henderson and Climax mines; the 2012 period reflects the results of only the Henderson mine as start up activities were still underway for the Climax mine.

b.
Reflects sales of the molybdenum mines' production to our molybdenum sales company at market-based pricing. On a consolidated basis, realizations are based on the actual contract terms for sales to third-parties; as a result, our consolidated average realized price per pound of molybdenum will differ from the amounts reported in this table.

c.
Represents the combined total for all other mining operations and the related eliminations, as presented in Note 13. Also includes amounts associated with our molybdenum sales company, which includes sales of molybdenum produced by the molybdenum mines and by certain of the North and South America copper mines.

Molybdenum Mines Product Revenues and Production Costs (continued)

	Six Months Ended June 30,
(In millions)	2013[a]	2012[a]
Revenues, excluding adjustments[b]	$311	$264

Site production and delivery, before net noncash and other costs shown below	154	105
Treatment charges and other	24	15
Net cash costs	178	120
Depreciation, depletion and amortization	41	16
Noncash and other costs, net	4	1
Total costs	223	137
Gross profit	$88	$127

Molybdenum sales (millions of recoverable pounds)[b]	25	17

Gross profit per pound of molybdenum:

Revenues, excluding adjustments[b]	$12.33	$15.07

Site production and delivery, before net noncash and other costs shown below	6.10	5.98
Treatment charges and other	0.95	0.87
Unit net cash costs	7.05	6.85
Depreciation, depletion and amortization	1.64	0.93
Noncash and other costs, net	0.16	0.06
Total unit costs	8.85	7.84
Gross profit per pound	$3.48	$7.23

Reconciliation to Amounts Reported (In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Six Months Ended June 30, 2013
Totals presented above	$311	$154	$41
Treatment charges and other	(24)	—	—
Net noncash and other costs	—	4	—
Molybdenum mines	287	158	41
Other mining & eliminations[c]	8,245	5,317	644
Total mining	8,532	5,475	685
Oil & Gas operations	336	89	169
Corporate, other & eliminations	3	8	5
As reported in FCX’s consolidated financial statements	$8,871	$5,572	$859

Six Months Ended June 30, 2012
Totals presented above	$264	$105	$16
Treatment charges and other	(15)	—	—
Net noncash and other costs	—	1	—
Henderson mine	249	106	16
Climax mine	11	43	7
Molybdenum mines	260	149	23
Other mining & eliminations[c]	8,816	4,901	531
Total mining	9,076	5,050	554
Oil & Gas operations	—	—	—
Corporate, other & eliminations	4	—	4
As reported in FCX’s consolidated financial statements	$9,080	$5,050	$558

a.	The 2013 period includes the results of the Henderson and Climax mines; the 2012 period reflects the results of only the Henderson mine as start up activities were still underway for the Climax mine.

b.
Reflects sales of the molybdenum mines' production to our molybdenum sales company at market-based pricing. On a consolidated basis, realizations are based on the actual contract terms for sales to third-parties; as a result, our consolidated average realized price per pound of molybdenum will differ from the amounts reported in this table.

c.
Represents the combined total for all other mining operations and the related eliminations, as presented in Note 13. Also includes amounts associated with our molybdenum sales company, which includes sales of molybdenum produced by the molybdenum mines and by certain of the North and South America copper mines.

Oil & Gas Product Revenues and Cash Production Costs and Realizations

June 1, 2013, to June 30, 2013

(In millions)	Oil	Natural Gas	NGLs	Total Oil & Gas
Oil and gas revenues before derivatives	$330	$30	$11	$371
Realized gains on derivative instruments	1	—	—	1
Realized revenues	$331	$30	$11	372
Less: cash production costs				83
Cash operating margin				289
Less: depreciation, depletion and amortization				169
Less: accretion and other costs				6
Unrealized losses on derivative instruments				(36)
Other net adjustments				—
Gross profit				$78

Oil (MMBbls)	3.4
Gas (Bcf)		7.7
NGLs (MMBbls)			0.3
Oil Equivalents (MMBOE)				5.0

	Oil (per barrel)	Natural Gas (per MMBtu)	NGLs (per barrel)	Per BOE
Oil and gas revenues before derivatives	$97.05	$3.81	$35.18	$74.03
Realized gains on derivative instruments	0.37	0.05	—	0.34
Realized revenues	$97.42	$3.86	$35.18	74.37
Less: cash production costs				16.58
Cash operating margin				57.79
Less: depreciation, depletion and amortization				33.82
Less: accretion and other costs				1.11
Unrealized losses on derivative instruments				(7.27)
Other net adjustments				(0.02)
Gross profit				$15.57

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Revenues, before derivative instruments	$371	$—	$—
Realized gains on derivative instruments	1	—	—
Unrealized losses on derivative instruments	(36)	—	—
Cash production costs	—	83	—
Accretion and other costs	—	6	—
Depreciation, depletion and amortization	—	—	169
Oil & Gas operations	336	89	169
Total mining	3,951	2,759	358
Corporate, other & eliminations	1	5	3
As reported in our consolidated financial statements	$4,288	$2,853	$530

CAUTIONARY STATEMENT

Our discussion and analysis contains forward-looking statements in which we discuss factors we believe may affect our future performance.  Forward-looking statements are all statements other than statements of historical facts, such as projections or expectations relating to ore grades and milling rates, production and sales volumes, unit net cash costs, operating cash flows, capital expenditures, exploration efforts and results, development and production activities and costs, liquidity, tax rates, the impact of copper, gold, molybdenum, cobalt, oil and gas price changes, the impact of derivative positions, the impact of deferred intercompany profits on earnings, reserve estimates, future dividend payments and potential share purchases. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “intends,” “likely,” “will,” “should,” “to be,” and any similar expressions are intended to identify those assertions as forward-looking statements. The declaration of dividends is at the discretion of the Board and will depend on our financial results, cash requirements, future prospects, and other factors deemed relevant by the Board.

We caution readers that forward-looking statements are not guarantees of future performance and our actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include demand for, and prices of, copper, gold, molybdenum, cobalt, oil and gas, mine sequencing, production rates, drilling results, the outcome of ongoing discussions with the Indonesian government, the potential effects of violence in Indonesia, the resolution of administrative disputes in the Democratic Republic of Congo, labor relations, the ability to retain current or future lease acreage rights, unanticipated hazards for which we have limited or no insurance coverage, failure of third party partners to fulfill their capital and other commitments, adverse conditions that could lead to structural or mechanical failures or increased costs, changes in reserve estimates, currency translation risks, risks associated with the integration of recently acquired oil and gas operations, industry risks, regulatory changes, political risks, weather- and climate-related risks, environmental risks, litigation results, and other factors described in more detail under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012, filed with the SEC as updated by our subsequent filings with the SEC.

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

There have been no material changes in our market risks during the three-month period ended June 30, 2013. For additional information on market risks, refer to “Disclosures About Market Risks” included in Part I, Item 2. of this quarterly report on Form 10-Q for the period ended June 30, 2013. For projected sensitivities of our operating cash flow to changes in commodity prices, refer to “Outlook” in Part I, Item 2. of this quarterly report on Form 10-Q for the period ended June 30, 2013; for projected sensitivities of our provisionally priced copper sales and derivative instruments to changes in commodity prices refer to “Consolidated Results – Revenues” in Part I, Item 2. of this quarterly report on Form 10-Q for the period ended June 30, 2013.

Item 4.	Controls and Procedures.

(a)
Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective as of June 30, 2013.

(b)
Changes in internal control over financial reporting. During second-quarter 2011, we began a phased implementation of a new enterprise resource planning (ERP) information technology system to upgrade our information technology infrastructure and enhance operating efficiency and effectiveness. Implementation has been completed at our North America, South America, Africa and Indonesia mining operations and at our downstream operations in Europe, and we expect the initial implementation of the ERP system to be completed at all of our operations in 2013, excluding the recently acquired oil and gas operations. During each phase of the implementation, an appropriate level of training of employees, testing of the system and monitoring of the financial results recorded in the system is conducted. Management has updated our system of internal control over financial reporting for the impacted operating business units.

During second-quarter 2013, we completed our acquisitions of Plains Exploration & Production Company and McMoRan Exploration Co. (collectively known as Freeport-McMoRan Oil & Gas, or FM O&G). We consider these oil and gas acquisitions material to our results of operations, financial position and cash flows from June 1, 2013 through June 30, 2013. The assets of FM O&G represented 42 percent of our total assets as of June 30, 2013, and the revenues from the FM O&G operations represented 8 percent of our total revenues for the three months ended June 30, 2013. Refer Note 2 for additional information regarding the oil and gas acquisitions.

We are currently in the process of integrating the FM O&G operations, including internal controls and procedures and extending our Sarbanes-Oxley Act Section 404 compliance program to include FM O&G. We anticipate a successful integration of FM O&G's operations and internal controls and procedures and will continue to evaluate our internal control over financial reporting as we execute integration activities. We expect that our assessment of the effectiveness of our controls and procedures for the year ended December 31, 2013, will include FM O&G.

With the exception of the ERP implementation and the ongoing integration activities described above, there has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2013, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

During second-quarter 2013, we completed the acquisitions of Plains Exploration & Production Company (PXP) and McMoRan Exploration Co. (MMR). Accordingly, the following discussion updates the risk factors reported in Part I, Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2012, by addressing risk factors specific to the newly acquired oil and gas operations:

Financial risks

Extended declines in the market prices of copper, gold, molybdenum, and/or oil could adversely affect our earnings and cash flows and, if sustained, could adversely affect our ability to repay debt. Fluctuations in the market prices of copper, gold, molybdenum or oil can cause significant volatility in our financial performance and adversely affect the trading prices of our debt and common stock.

In addition to the financial risks related to market prices of copper, gold and molybdenum, as described in Part I, Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2012, our financial results may vary with fluctuations in oil prices. Historically, the market for oil has been volatile and is likely to continue to be volatile in the future. For the three-year period ending June 30, 2013, Brent crude oil prices ranged from a low of $71.45 per barrel to a high of $126.65 per barrel. Oil prices are affected by numerous factors beyond our control, including:

•	Worldwide and domestic supplies of and demand for oil;

•	The level of global oil inventories;

•	Weather conditions;

•	Actions by the Organization of the Petroleum Exporting Countries and other major oil producing nations;

•	Political conditions and events in oil producing regions, including the possibility of insurgency, terrorism or war in such areas;

•	The prices of foreign exports and the availability of alternate fuel sources;

•	Technological advances affecting energy exploration, production and consumption;

•	The overall economic conditions in the United States (U.S.) and worldwide, including the value of the U.S. Dollar relative to other major currencies; and

•	Governmental regulations and taxes.

A significant decline in the prices of oil and gas could adversely affect our financial results and our reserve estimates. We may also have to revise operating plans for our oil and gas operations, including delaying or postponing capital projects. In addition, declines in the prices of oil and gas could result in a “ceiling” write-down of the carrying value of our oil and gas properties and/or of goodwill recorded in connection with the second-quarter 2013 oil and gas acquisitions. For further discussion of our accounting policies and estimates used in evaluating our oil and gas properties and goodwill for impairment, refer to Note 3 (contained in Part I, Item 1. of this quarterly report) and to Critical Accounting Policies and Estimates (contained in Part I, Item 2. of this quarterly report). Any impairment charge related to our oil and gas properties or goodwill would potentially have a material adverse impact on our results of operations and stockholders' equity, but would have no effect on cash flows.

A significant portion of our oil and gas production for 2013 through 2015, are hedged with derivative contracts, which may prevent us from benefitting fully from price increases and may expose us to other risks.

PXP historically used derivative instruments to manage commodity price risk for a substantial portion of its oil and gas production. In connection with the acquisition of PXP, we assumed the 2013, 2014 and 2015 hedge positions that consist of oil options, and oil and gas swaps. As a result, we may not benefit fully from increases in oil and gas prices above the maximum fixed amount specified in the derivative contracts. In addition, these derivative instruments may also expose us to the risk of financial loss in certain circumstances, including when:

•	a counterparty to the derivative contract is unable to satisfy its obligations;

•	production is delayed or is less than expected; or

•	there is an adverse change in the expected differential between the underlying price in the derivative instrument and actual prices received for our production.

Refer to Note 9 for a summary of our oil and gas derivative positions at June 30, 2013. Because the oil and gas derivative contracts do not qualify for hedge accounting and are recorded at fair value with the mark-to-market gains and losses recorded in revenues, we expect fluctuations in our consolidated statements of income as changes occur in the index prices.

Operational risks

Oil and gas reserves are estimates, and actual recoveries may vary significantly.

There are numerous uncertainties inherent in estimating quantities and values of reserves. Petroleum engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. Because of the high degree of judgment involved, the accuracy of any reserve estimate is inherently imprecise, and a function of the quality of available data and the engineering and geological interpretation. In accordance with Securities and Exchange Commission guidelines, our estimates of proved oil and gas reserves are based on the twelve-month average of the first-day-of-the-month reference prices as adjusted for location and quality differentials. Therefore, these reserve quantities will change when actual oil or gas prices increase or decrease. Our estimates of economically recoverable oil and gas reserves and of the related future net cash flows depend upon a number of factors and assumptions that may vary from actual results, including:

•	Historical production from the area, compared with production from other comparable producing areas;

•	The effects of regulations by governmental agencies;

•	Future oil and gas prices; and

•	Amounts and timing of future operating costs, transportation costs, severance and excise taxes, development costs and workover and remedial costs.

Future decreases in estimated proved oil and gas reserves could result in prospective changes to our depletion rates, which could have a significant impact on our results of operations. Estimated proved oil and gas reserve decreases could also result in impairment of our oil and gas properties and/or to goodwill recorded in connection with the second-quarter 2013 oil and gas acquisitions. Any impairment charge related to our oil and gas properties or goodwill would potentially have a material adverse impact on our results of operations and stockholders' equity, but would have no effect on cash flows. For further discussion of our accounting policies and estimates used in evaluating our oil and gas properties and goodwill for impairment, refer to Note 3 (contained in Part I, Item 1. of this quarterly report) and to Critical Accounting Policies and Estimates (contained in Part I, Item 2. of this quarterly report).

We must continually replace oil and gas reserves depleted by production. We may not be successful in acquiring, developing or exploring oil and gas properties.

The future success of our oil and gas operations depends on our ability to find, develop and acquire additional oil and gas reserves that are economically recoverable. Without successful acquisition or exploration activities, our oil and gas reserves will decline as a result of our current reserves being depleted by production and we may not be able to find or acquire additional reserves that are economically recoverable.

Operations in the deepwaters of the Gulf of Mexico (GOM) present unique and more costly operating risks than operations in the shallower waters or onshore. In addition, our ultra-deep prospects, which target shallow water, ultra-deep formations on the Shelf of the GOM and onshore Gulf Coast, have greater risks and costs associated with their exploration and development than conventional GOM prospects.

The Deepwater GOM area has had relatively limited drilling activity due to risks associated with geological complexity, water depth and higher drilling and development costs, any of which can cause substantial cost overruns and uneconomic projects or wells. The Deepwater GOM also lacks the infrastructure present in shallower waters, which can result in significant delays in obtaining or maintaining production. As a result, deepwater operations may require significant time between a discovery and marketability, thereby increasing the financial risk of these operations.

Our objectives in our ultra-deep prospects target formations below the salt weld (i.e., ultra-deep targets) in the shallow water of the GOM Shelf and onshore in South Louisiana. These ultra-deep targets have not traditionally been the subject of exploratory activity in these regions, so that little direct comparative data is available. To date, there has been no production of hydrocarbons from ultra-deep reservoirs in these areas. As a result of the unavailability of direct comparative data and limitations of diagnostic tools that operate in the extreme temperatures and pressures encountered, it is very difficult to predict with accuracy the reservoir quality and performance of ultra-deep formations. Additionally, ultra-deep formations are significantly more expensive to drill and complete than wells drilled on the GOM Shelf at more conventional depths. Major contributors to such increased costs include far higher temperatures and pressures encountered down hole and longer drilling times.

Operating hazards, natural disasters or other interruptions of our oil and gas operations could result in potential liabilities, which may not be fully covered by our insurance.

In addition to the operational risks that could adversely affect our business, as described in Part I, Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2012, the oil and gas business involves operating hazards such as well blowouts, cratering, explosions, fires, uncontrollable flows of oil, gas or well fluids, pipeline ruptures, pollution, and releases of toxic gas, as well as natural disasters such as earthquakes, mudslides, and hurricanes. Any of these operating hazards could cause personal injuries, fatalities, oil spills, discharge of hazardous materials, lost production, remediation and clean-up costs and other environmental damages, or property damage, all of which could adversely affect our business, operating results and cash flows.

Our oil and gas operations are subject to extensive regulation, some of which require permits and other approvals. These regulations increase our costs and in some circumstances may terminate, delay or suspend our operations.

Our oil and gas business is subject to extensive federal, state and local laws and regulations that are interpreted by governmental agencies and other bodies vested with broad authority relating to the exploration for, and the development, production and transportation of, oil and gas, as well as environmental and safety matters. Certain of these regulations require permits for the drilling and operation of wells. Existing laws and regulations, or their interpretations, can be changed, and any changes can increase costs of compliance and operations, delay projects or significantly limit drilling activity which could adversely affect our business, operating results and cash flows.

Certain of our undeveloped leasehold acreage is subject to leases that will expire over the next several years unless production is established on units containing the acreage.

Unless production in paying quantities is established on units containing undeveloped leasehold acreage during their terms, the leases will expire. If leases expire and we are unable to renew them, we will lose our right to develop those properties. Our drilling plans are subject to change based upon various factors, including drilling results, oil and gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints, and regulatory approvals.

We have limited control over the development of properties in which we have an interest but do not operate.

Certain of our oil and gas properties, including Lucius, Ram Powell, Lineham Creek, Haynesville and portions of our Eagle Ford acreage, are operated by other companies and involve third-party working interest owners. As a result, we have limited ability to influence or control the operation or future development of such properties, including compliance with environmental, safety and other regulations, or the amount of capital expenditures that we will be required to fund with respect to such properties. Additionally, we are dependent on the other working interest owners of such projects to fund their contractual share of the operating costs and capital expenditures of such projects. These limitations and our dependence on the operator and other working interest owners for these projects could cause us to incur unexpected future costs, result in lower production and materially and adversely affect our financial condition and results of operations.

Environmental risks

Our oil and gas operations may incur significant costs related to environmental matters.

Oil and gas operations are subject to environmental hazards, such as oil spills, gas leaks, ruptures, discharges of petroleum products and hazardous substances, and historical disposal activities. These environmental hazards could expose us to material liabilities for property damages, personal injuries or other environmental harm, including costs of investigating and remediating contaminated properties. We may also be liable for environmental damages caused by the previous owners or operators of properties we are currently operating.

Our oil and gas operations are subject to federal, state and local laws and regulations relating to the discharge of materials into, and the protection of, the environment. These laws and regulations, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations, subject the lessee to liability for pollution damages and require suspension or cessation of operations in affected areas. Any noncompliance with these laws and regulations could result in material administrative, civil or criminal penalties or other liabilities. Additionally, our compliance with these laws may, from time to time, result in delays to project implementation, and increased costs to our operations or decreased production. Furthermore, changes to existing laws and regulations, or their interpretations, can result in increased costs of compliance and operations, delayed projects, or significantly limited drilling activity.

In addition, in response to the 2010 Deepwater Horizon incident, the Bureau of Ocean Energy Management and the Bureau of Safety and Environmental Enforcement issued new guidelines and regulations regarding safety, environmental matters, drilling equipment, and decommissioning applicable to drilling in the GOM. The enactment of new or stricter regulations in the U.S. and increased liability for companies operating in this area could adversely impact our oil and gas operations in the GOM.

Proposed federal, state or local regulations regarding hydraulic fracturing could increase our operating and capital costs.

Our oil and gas operations utilize hydraulic fracturing and other types of well stimulation. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to stimulate the flow of oil and gas. Hydraulic fracturing is necessary to produce commercial quantities of oil and gas from many reservoirs, especially shale formations such as the Haynesville Shale and the Eagle Ford Shale.

The process is typically regulated by state oil and gas commissions and agencies, and continues to receive significant regulatory and legislative attention at the federal, state, and local levels. Several proposals are before the U.S. Congress that, if implemented, would either prohibit or restrict the practice of hydraulic fracturing or subject the process to more extensive regulations. Several states have adopted or are considering legislation to regulate hydraulic fracturing practices that could impose more stringent permitting, transparency, and well construction requirements on hydraulic-fracturing operations or otherwise seek to ban fracturing activities altogether. In addition, some municipalities have significantly limited or prohibited drilling activities and/or hydraulic fracturing, or are considering doing so.

Although it is not possible to predict the final outcome of any legislation regarding hydraulic fracturing, any new federal, state or local restrictions on hydraulic fracturing that are enacted in areas where we conduct our oil and gas operations could result in increased compliance costs or additional operating restrictions in the U.S.

Other risks

We may experience difficulties in integrating the oil and gas businesses of PXP and MMR, which could cause us to fail to realize many of the anticipated potential synergies of our acquisitions of PXP and MMR.

We acquired PXP and MMR because we believe that the transactions will be beneficial to our company and our stockholders. Achieving the anticipated benefits of the transactions will depend in part upon whether we can integrate these oil and gas businesses in an efficient and effective manner. We may not be able to accomplish this integration process smoothly or successfully. The difficulties of combining the oil and gas businesses of PXP and MMR potentially will include, among other things:

•	Coordinating geographically separated organizations and addressing possible differences with respect to incorporating corporate cultures and management philosophies;

•	Dedicating significant management resources to the integration, which may temporarily distract management's attention from the day-to-day business of the combined company;

•	Operating in states where we have not previously conducted business; and

•	Operating an oil and gas business, which is a line of business in which FCX has not historically engaged.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table sets forth information with respect to shares of Freeport-McMoRan Copper & Gold Inc. (FCX) common stock purchased by us during the three months ended June 30, 2013:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[a]	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs[a]

April 1-30, 2013	—	$—	—	23,685,500
May 1-31, 2013	—	$—	—	23,685,500
June 1-30, 2013	—	$—	—	23,685,500
Total	—	$—	—	23,685,500

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
C. Donald Whitmire, Jr.
Vice President and
Controller - Financial Reporting
(authorized signatory
and Principal Accounting Officer)

Date:  August 8, 2013

FREEPORT-McMoRan COPPER & GOLD INC.
EXHIBIT INDEX
Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation of Freeport-McMoRan Copper & Gold Inc.		10-Q	001-1307-01	8/6/2010
3.2	Composite By-Laws of Freeport-McMoRan Copper & Gold Inc. as of July 16, 2013		8-K	001-1307-01	7/18/2013
4.1
Indenture dated as of February 13, 2012, between Freeport-McMoRan Copper & Gold Inc. and U.S. Bank National Association, as Trustee (relating to the 1.4% Senior Notes due 2015, the 2.15% Senior Notes due 2017, and the 3.55% Senior Notes due 2022)
			8-K	001-1307-01	2/13/2012
4.2	First Supplemental Indenture dated as of February 13, 2012, between Freeport-McMoRan Copper & Gold Inc. and U.S. Bank National Association, as Trustee (relating to the 1.4% Senior Notes due 2015)		8-K	001-1307-01	2/13/2012
4.3	Second Supplemental Indenture dated as of February 13, 2012, between Freeport-McMoRan Copper & Gold Inc. and U.S. Bank National Association, as Trustee (relating to the 2.15% Senior Notes due 2017)		8-K	001-1307-01	2/13/2012
4.4	Third Supplemental Indenture dated as of February 13, 2012, between Freeport-McMoRan Copper & Gold Inc. and U.S. Bank National Association, as Trustee (relating to the 3.55% Senior Notes due 2022)		8-K	001-1307-01	2/13/2012
4.5
Fourth Supplemental Indenture dated as of May 31, 2013, among Freeport-McMoRan Copper & Gold Inc., Freeport-McMoRan Oil & Gas LLC and U.S. Bank National Association, as Trustee (relating to the 1.4% Senior Notes due 2015, the 2.15% Senior Notes due 2017, and the 3.55% Senior Notes due 2022)
			8-K	001-1307-01	6/3/2013
4.6
Indenture dated as of March 7, 2013, between Freeport-McMoRan Copper & Gold Inc. and U.S. Bank National Association, as Trustee (relating to the 2.375% Senior Notes due 2018, the 3.100% Senior Notes due 2020, the 3.875% Senior Notes due 2023, and the 5.450% Senior Notes due 2043)
			8-K	001-1307-01	3/7/2013
4.7
Supplemental Indenture dated as of May 31, 2013, among Freeport-McMoRan Copper & Gold Inc., Freeport-McMoRan Oil & Gas LLC and U.S. Bank National Association, as Trustee (relating to the 2.375% Senior Notes due 2018, the 3.100% Senior Notes due 2020, the 3.875% Senior Notes due 2023, and the 5.450% Senior Notes due 2043)
			8-K	001-1307-01	6/3/2013
4.8
Indenture dated as of March 13, 2007, among Plains Exploration & Production Company, the Subsidiary Guarantors parties thereto, and Wells Fargo Bank, N.A., as Trustee (relating to the 7.625% Senior Notes due 2018, the 8.625% Senior Notes due 2019, the 7.625% Senior Notes due 2020, the 6.625% Senior Notes due 2021, the 6.75% Senior Notes due 2022, the 6.125% Senior Notes due 2019, the 6.5% Senior Notes due 2020, and the 6.875% Senior Notes due 2023)
			8-K	001-31470	3/13/2007
4.9
Seventh Supplemental Indenture dated as of May 23, 2008 to the Indenture dated as of March 13, 2007, among Plains Exploration & Production Company, the Subsidiary Guarantors parties thereto and Wells Fargo Bank, N.A., as Trustee (relating to the 7.625% Senior Notes due 2018)

			8-K	001-31470	5/23/2008

FREEPORT-McMoRan COPPER & GOLD INC.
EXHIBIT INDEX
Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
4.10
Tenth Supplemental Indenture dated as of September 11, 2009 to the Indenture dated as of March 13, 2007, among Plains Exploration & Production Company, the Subsidiary Guarantors parties thereto and Wells Fargo Bank, N.A., as Trustee (relating to the 8.625% Senior Notes due 2019)
			8-K	001-31470	9/11/2009
4.11
Eleventh Supplemental Indenture dated as of March 29, 2010 to the Indenture dated as of March 13, 2007, among Plains Exploration & Production Company, the Subsidiary Guarantors parties thereto and Wells Fargo Bank, N.A., as Trustee (relating to the 7.625% Senior Notes due 2020)
			8-K	001-31470	3/29/2010
4.12
Twelfth Supplemental Indenture dated as of March 29, 2011 to the Indenture dated as of March 13, 2007, among Plains Exploration & Production Company, the Subsidiary Guarantors parties thereto and Wells Fargo Bank, N.A., as Trustee (relating to the 6.625% Senior Notes due 2021)
			8-K	001-31470	3/29/2011
4.13
Thirteenth Supplemental Indenture dated as of November 21, 2011 to the Indenture dated as of March 13, 2007, among Plains Exploration & Production Company, the Subsidiary Guarantors parties thereto and Wells Fargo Bank, N.A., as Trustee (relating to the 6.75% Senior Notes due 2022)
			8-K	001-31470	11/21/2011
4.14
Fourteenth Supplemental Indenture dated as of April 27, 2012 to the Indenture dated as of March 13, 2007, among Plains Exploration & Production Company, the Subsidiary Guarantors parties thereto and Wells Fargo Bank, N.A., as Trustee (relating to the 6.125% Senior Notes due 2019)
			8-K	001-31470	7/27/2012
4.15
Sixteenth Supplemental Indenture dated as of October 26, 2012 to the Indenture dated as of March 13, 2007, among Plains Exploration & Production Company, the Subsidiary Guarantors parties thereto and Wells Fargo Bank, N.A., as Trustee (relating to the 6.5% Senior Notes due 2020)
			8-K	001-31470	10/26/2012
4.16
Seventeenth Supplemental Indenture dated as of October 26, 2012 to the Indenture dated as of March 13, 2007, among Plains Exploration & Production Company, the Subsidiary Guarantors parties thereto and Wells Fargo Bank, N.A., as Trustee (relating to the 6.875% Senior Notes due 2023)
			8-K	001-31470	10/26/2012
4.17
Eighteenth Supplemental Indenture dated as of May 31, 2013 to the Indenture dated as of March 13, 2007, among Freeport-McMoRan Oil & Gas LLC, as Successor Issuer, FCX Oil & Gas Inc., as Co-Issuer, Freeport-McMoRan Copper & Gold Inc., as Parent Guarantor, Plains Exploration & Production Company, as Original Issuer, and Wells Fargo Bank, N.A., as Trustee (relating to the 7.625% Senior Notes due 2018, the 8.625% Senior Notes due 2019, the 7.625% Senior Notes due 2020, the 6.625% Senior Notes due 2021, the 6.75% Senior Notes due 2022, the 6.125% Senior Notes due 2019, the 6.5% Senior Notes due 2020, and the 6.875% Senior Notes due 2023)
			8-K	001-1307-01	6/3/2013
4.18
Form of Indenture dated as of September 22, 1997, between Phelps Dodge Corporation and The Chase Manhattan Bank, as Trustee (relating to the 7.125% Senior Notes due 2027, the 9.50% Senior Notes due 2031, and the 6.125% Senior Notes due 2034)
			S-3	333-36415	9/25/1997

FREEPORT-McMoRan COPPER & GOLD INC.
EXHIBIT INDEX
Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
4.19
Form of 7.125% Debenture due November 1, 2027 of Phelps Dodge Corporation issued on November 5, 1997, pursuant to the Indenture dated as of September 22, 1997, between Phelps Dodge Corporation and The Chase Manhattan Bank, as Trustee (relating to the 7.125% Senior Notes due 2027)
			8-K	01-00082	11/3/1997
4.20
Form of 9.5% Note due June 1, 2031 of Phelps Dodge Corporation issued on May 30, 2001, pursuant to the Indenture dated as of September 22, 1997, between Phelps Dodge Corporation and First Union National Bank, as successor Trustee (relating to the 9.50% Senior Notes due 2031)
			8-K	01-00082	5/30/2001
4.21
Form of 6.125% Note due March 15, 2034 of Phelps Dodge Corporation issued on March 4, 2004, pursuant to the Indenture dated as of September 22, 1997, between Phelps Dodge Corporation and First Union National Bank, as successor Trustee (relating to the 6.125% Senior Notes due 2034)
			10-K	01-00082	3/7/2005
4.22	Indenture dated as of November 14, 2007, between McMoRan Exploration Co. and The Bank of New York, as Trustee (related to the 11.875% Senior Notes due 2014)		8-K	001-07791	11/15/2007
4.23	First Supplemental Indenture dated as of November 14, 2007, by and between McMoRan and the Bank of New York, as Trustee (related to the 11.875% Senior Notes due 2014)		8-K	001-07791	11/15/2007
4.24
Second Supplemental Indenture dated as of June 3, 2013, by and among McMoRan Exploration Co., Freeport-McMoRan Copper & Gold Inc., as Parent Guarantor, and The Bank of New York Mellon, as Trustee (relating to the 11.875% Senior Notes due 2014)
			8-K	001-1307-01	6/3/2013
4.25	Indenture dated September 13, 2012, by and among McMoRan and The Bank of New York Mellon Trust Company, N.A., as Trustee (relating to the 5.25% Convertible Senior Notes due 2013)		8-K	001-07791	9/13/2012
4.26
First Supplemental Indenture dated as of June 3, 2013, between McMoRan Exploration Co. and The Bank of New York Mellon Trust Company, N.A., as Trustee (relating to the 5.25% Convertible Senior Notes due 2013)
			8-K	001-1307-01	6/3/2013
4.27
Registration Rights Agreement dated as of March 7, 2013, among Freeport-McMoRan Copper & Gold Inc. and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the Initial Purchasers (relating to the 2.375% Senior Notes due 2018)
			8-K	001-1307-01	3/7/2013
4.28
Registration Rights Agreement dated as of March 7, 2013, among Freeport-McMoRan Copper & Gold Inc. and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the Initial Purchasers (relating to the 3.100% Senior Notes due 2020)
			8-K	001-1307-01	3/7/2013
4.29
Registration Rights Agreement dated as of March 7, 2013, among Freeport-McMoRan Copper & Gold Inc. and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the Initial Purchasers (relating to the 3.875% Senior Notes due 2023)
			8-K	001-1307-01	3/7/2013

FREEPORT-McMoRan COPPER & GOLD INC.
EXHIBIT INDEX
Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
4.30
Registration Rights Agreement dated as of March 7, 2013, among Freeport-McMoRan Copper & Gold Inc. and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the Initial Purchasers (relating to the 5.450% Senior Notes due 2043)
			8-K	001-1307-01	3/7/2013
15.1	Letter from Ernst & Young LLP regarding unaudited interim financial statements.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.	X
95.1	Mine Safety and Health Administration Safety Data.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X

E-4