Form 10-K
period 2013-12-31
FREEPORT MCMORAN COPPER & GOLD INC
filed 2014-02-27
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act  ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).           ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   ☑ Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                             ☐ Yes ☑ No
The aggregate market value of common stock held by non-affiliates of the registrant was $34.5 billion on February 14, 2014, and $28.3 billion on June 28, 2013.
Common stock issued and outstanding was 1,038,417,983 shares on February 14, 2014, and 1,037,809,895 shares on June 28, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for our 2014 annual meeting of stockholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

FREEPORT-McMoRan COPPER & GOLD INC.

i

PART I
Items 1. and 2. Business and Properties.

All of our periodic reports filed with the United States (U.S.) Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, through our website, www.fcx.com, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. These reports and amendments are available through our website as soon as reasonably practicable after we electronically file or furnish such material to the SEC.

References to “we,” “us” and “our” refer to Freeport-McMoRan Copper & Gold Inc. (FCX) and its consolidated subsidiaries. References to “Notes” refer to the Notes to Consolidated Financial Statements included herein (refer to Item 8), and references to “MD&A” refer to Management's Discussion and Analysis of Financial Condition and Results of Operations included herein (refer to Item 7).

GENERAL

As further discussed in Note 2, during second-quarter 2013, we completed the acquisitions of Plains Exploration & Production Company (PXP) and McMoRan Exploration Co. (MMR). With these acquisitions, we are a premier U.S.-based natural resource company with an industry leading global portfolio of mineral assets, significant oil and natural gas resources and a growing production profile. Our principal executive offices are in Phoenix, Arizona, and our company was incorporated under the laws of the state of Delaware on November 10, 1987.

Our portfolio of assets includes the Grasberg minerals district in Indonesia, one of the world's largest copper and gold deposits, significant mining operations in North and South America, the Tenke Fungurume (Tenke) minerals district in the Democratic Republic of Congo (DRC) in Africa and significant oil and natural gas assets in North America. Below is FCX's ownership interest in its operating mines and its oil and gas business through its subsidiary, FCX Oil & Gas Inc. (FM O&G), at December 31, 2013:

a.
We have an 85 percent interest in Morenci and our direct ownership in PT Freeport Indonesia (PT-FI) totals 81.28 percent. Refer to Note 3 for further discussion of our ownership in subsidiaries and joint ventures.

Mining
At December 31, 2013, consolidated recoverable proven and probable mineral reserves totaled 111.2 billion pounds of copper, 31.3 million ounces of gold, 3.26 billion pounds of molybdenum, 308.5 million ounces of silver and 0.87 billion pounds of cobalt. Following is a summary of our consolidated recoverable proven and probable mineral reserves at December 31, 2013, by geographic location (refer to “Mining Operations” for further discussion):

	Copper	Gold	Molybdenum	Silver	Cobalt
North America	33%	1%	78%	28%	—
South America	33%	4%	22%	35%	—
Indonesia	27%	95%	—	37%	—
Africa	7%	—	—	—	100%
	100%	100%	100%	100%	100%

In North America, we have seven operating copper mines – Morenci, Bagdad, Safford, Sierrita and Miami in Arizona, and Chino and Tyrone in New Mexico, and two operating molybdenum mines – Henderson and Climax in Colorado. In addition to copper, certain of our North America copper mines also produce molybdenum concentrates.

In South America, we have four operating copper mines – Cerro Verde in Peru, and El Abra, Candelaria and Ojos del Salado in Chile. In addition to copper, the Cerro Verde mine also produces molybdenum concentrates, and the Candelaria and Ojos del Salado mines produce gold and silver.

In Indonesia, our subsidiary PT-FI operates the mines in the Grasberg minerals district. In addition to copper, the Grasberg minerals district also produces significant quantities of gold and silver.

In Africa, our subsidiary Tenke Fungurume Mining S.A.R.L. (TFM) operates the mines in the Tenke minerals district. In addition to copper, the Tenke minerals district also produces cobalt hydroxide.

Following is a summary of our consolidated copper, gold and molybdenum production for the year 2013 by geographic location (refer to "Mining Operations" for further information):

	Copper	Gold	Molybdenum
North America	35%	1%	86%
South America	32%	8%	14%
Indonesia	22%	91%	—
Africa	11%	—	—
	100%	100%	100%

The locations of our operating mines are shown on the world map below.

Oil and Gas
At December 31, 2013, our estimated proved oil and natural gas reserves totaled 464 million barrels of oil equivalents (MMBOE). All of our proved oil and natural gas reserves were located in the U.S., with 80 percent comprised of oil (including natural gas liquids, or NGLs) and 66 percent represented by proved developed reserves. Refer to “Oil and Gas Operations” for further discussion.

Our oil and gas operations include oil production facilities and growth potential in the Deepwater Gulf of Mexico (GOM), oil production from the onshore Eagle Ford shale play in Texas, oil production facilities onshore and offshore California, onshore natural gas resources in the Haynesville shale play in Louisiana, natural gas production from the Madden area in central Wyoming, and an industry-leading position in the emerging shallow-water Inboard Lower Tertiary/Cretaceous natural gas trend on the Shelf of the GOM and onshore in South Louisiana.

The locations of our U.S. oil and gas operations are shown on the map below:

COPPER, GOLD, MOLYBDENUM AND OIL

Following provides a brief discussion of our primary natural resources, copper, gold, molybdenum and oil. For further discussion of historical market prices of these metals refer to MD&A.

Copper
Copper is an internationally traded commodity, and its prices are determined by the major metals exchanges – the London Metal Exchange (LME), New York Mercantile Exchange (NYMEX) and Shanghai Futures Exchange (SHFE). Prices on these exchanges generally reflect the worldwide balance of copper supply and demand, and can be volatile and cyclical. During 2013, LME spot copper prices ranged from a low of $3.01 per pound to a high of $3.74 per pound and averaged $3.31 per pound. In general, demand for copper reflects the rate of underlying world economic growth, particularly in industrial production and construction. According to Wood Mackenzie, a widely followed independent metals market consultant, copper’s end-use markets (and their estimated shares of total consumption) are:

Electrical applications	34%
Construction	31%
Industrial machinery	13%
Transportation	13%
Consumer products	9%
100%

Gold
Gold is used for jewelry, coinage and bullion as well as various industrial and electronic applications. Gold can be readily sold on numerous markets throughout the world. Benchmark prices are generally based on London Bullion Market Association (London) PM quotations. During 2013, London PM gold prices ranged from a low of $1,192 per ounce to a high of $1,694 per ounce and averaged $1,405 per ounce.

Molybdenum
Molybdenum is a key alloying element in steel and the raw material for several chemical-grade products used in catalysts, lubrication, smoke suppression, corrosion inhibition and pigmentation. Molybdenum, as a high-purity metal, is also used in electronics such as flat-panel displays and in super alloys used in aerospace. Reference prices for molybdenum are available in several publications, including Metals Week, Ryan’s Notes and Metal Bulletin. During 2013, the weekly average price of molybdenum quoted by Metals Week ranged from a low of $9.18 per pound to a high of $11.95 per pound and averaged $10.32 per pound.

Oil
Oil products include transportation fuels, fuel oils for heating and electricity generation, asphalt and road oil, and the feedstocks used to make chemicals, plastics and synthetic materials. The price of crude oil is set in the global marketplace, with prices largely determined by regional benchmarks, including Brent, West Texas Intermediate (WTI) and Light Louisiana Sweet (LLS). Prices generally reflect the worldwide supply and demand balance, and can be volatile. During 2013, the Brent crude oil price ranged from a low of $97.69 per barrel to a high of $118.90 per barrel and averaged $108.68 per barrel.

PRODUCTS AND SALES

FCX’s consolidated revenues for 2013 primarily included sales of copper (69 percent), oil (11 percent), gold (8 percent) and molybdenum (5 percent). Oil sales reflect sales for the seven-month period following the acquisition of our oil and gas operations. Refer to Note 16 for a summary of our consolidated revenues and operating income by business segment and geographic area.

PT-FI's sales to PT Smelting (PT-FI's 25 percent owned copper smelter and refinery in Indonesia - refer to "Mining Operations - Smelting Facilities and Other Mining Properties" for further discussion) represented 8 percent of our consolidated revenues in 2013, and 11 percent in 2012 and 2011. No other customer accounted for more than 10 percent of our consolidated revenues in any of the past three years.

Copper Products
We are one of the world’s leading producers of copper concentrate, cathode and continuous cast copper rod. During 2013, 49 percent of our mined copper was sold in concentrate, 28 percent as cathode and 23 percent as rod.

Our copper ore is generally processed either by smelting and refining or by solution extraction and electrowinning (SX/EW). Before being subject to the smelting and refining process, ore is crushed and treated to produce a copper concentrate with copper content of approximately 20 to 30 percent. Copper concentrate is then smelted (i.e., subjected to extreme heat) to produce copper anodes, which weigh between 800 and 900 pounds each and have an average copper content of 99.5 percent. The anodes are further treated by electrolytic refining to produce copper cathodes, which weigh between 100 and 350 pounds each and have an average copper content of 99.99 percent. For ore subject to the SX/EW process, copper is extracted from the ore by dissolving it with a weak sulphuric acid solution. The copper content of the solution is increased in two additional solution-extraction stages and then the copper-bearing solution undergoes an electrowinning process to produce cathode that is, on average, 99.99 percent copper. Our copper cathodes are used as the raw material input for copper rod, brass mill products and for other uses.

Copper Concentrate.  We produce copper concentrate at eight of our mines, of which PT-FI is our largest producer. In North America, copper concentrate is produced at our Morenci, Bagdad, Sierrita and Chino mines, and is generally shipped to our Miami smelter in Arizona. In South America, we produce copper concentrate at our Cerro Verde, Candelaria and Ojos del Salado mines.

Copper Cathode.  We produce copper cathode at our electrolytic refinery located in El Paso, Texas, and at 10 of our mines. In North America, SX/EW cathode is produced from our Morenci, Bagdad, Safford, Sierrita, Miami, Chino and Tyrone mines; in South America from our Cerro Verde and El Abra mines; and from the Tenke minerals district in Africa. Atlantic Copper S.L.U. (Atlantic Copper, our wholly owned copper smelting and refining unit in Spain - refer to "Mining Operations - Smelting Facilities and Other Mining Properties" for further discussion) and PT Smelting also produce copper cathode.

Continuous Cast Copper Rod.  We manufacture continuous cast copper rod at our facilities in El Paso, Texas; Norwich, Connecticut; and Miami, Arizona, primarily using copper cathode produced at our North America copper mines.

Copper Sales
North America.  The majority of the copper produced at our North America copper mines and refined in our El Paso, Texas, refinery is consumed at our rod plants. The remainder of our North America copper production is sold in the form of copper cathode or copper concentrate under U.S. dollar-denominated annual contracts. Cathode and rod contract prices are generally based on the prevailing Commodity Exchange Inc. (COMEX - a division of NYMEX) monthly average spot price for the month of shipment and include a premium. Generally, copper rod is sold to wire and cable manufacturers, while cathode is sold to rod, brass or tube fabricators. During 2013, four percent of our North America mines' copper sales volumes were shipped to Atlantic Copper in the form of copper concentrate.

South America.  Production from our South America mines is sold as copper concentrate or copper cathode under U.S. dollar-denominated, annual and multi-year contracts. Our South America mines generally sell approximately 60 to 70 percent of copper production in concentrate and the rest as cathode. During 2013, 12 percent of our South America mines' copper sales volumes were shipped to Atlantic Copper in the form of copper concentrate.

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

Indonesia.  PT-FI sells its production in the form of copper concentrate, which contains significant quantities of gold and silver, under U.S. dollar-denominated, long-term contracts. PT-FI also sells a small amount of copper concentrates in the spot market. Following is a summary of PT-FI’s aggregate percentage concentrate sales to PT Smelting, Atlantic Copper and third parties for the last three years:

	2013	2012	2011
PT Smelting	41%	52%	44%
Atlantic Copper	9%	11%	10%
Third parties	50%	37%	46%
	100%	100%	100%

Substantially all of PT-FI’s concentrate sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) primarily based on quoted LME monthly average spot copper prices. Revenues from PT-FI’s concentrate sales are recorded net of royalties, treatment and refining charges, and allowances for unrecoverable metals.

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

Gold Products and Sales
We produce gold, mostly from the Grasberg minerals district. Gold is primarily sold as a component of our copper concentrate or in slimes, which are a product of the smelting and refining process. Gold generally is priced at the average London price for a specified month near the month of shipment. Revenues from gold sold as a component of our copper concentrate are recorded net of treatment and refining charges. Revenues from gold sold in slimes are recorded net of refining charges.

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

Cobalt and Silver Products and Sales
We produce cobalt hydroxide at the Tenke minerals district. Cobalt hydroxide is priced at a discount to the average monthly low price published by Metal Bulletin for a specified month near the month of shipment. Beginning in 2014, we will begin using LME-based pricing for our cobalt hydroxide sales contracts.

We also produce silver as a component of our copper concentrate or in slimes. Silver generally is priced at the average London price for a specified month near the month of shipment.

Oil and Gas Products and Sales
We produce and sell oil and gas throughout the U.S. Our oil production is primarily sold under contracts with prices based upon regional benchmarks. Approximately 50 percent of our gas production is sold monthly based on published index pricing, with the remainder priced daily on the spot market.

Approximately 68 percent of our California production is attributable to heavy crude oil, which is primarily sold under a long-term contract with prices based upon regional benchmarks. We sell a large portion of our Eagle Ford production to third parties using a LLS-based pricing mechanism. In the GOM, our share of oil and gas production is sold under a series of contracts pursuant to which crude oil is sold directly to refineries in the Gulf Coast regions of Texas and Louisiana at prices based on widely-used industry benchmarks.

LABOR MATTERS

At December 31, 2013, we employed approximately 36,100 people (13,300 in the U.S., 12,300 in Indonesia, 5,800 in South America, 3,300 in Africa and 1,400 in Europe and other locations). Additionally, we have contractors that have personnel at many of our operations, including approximately 19,400 at our Grasberg minerals district, 12,800 at our South America mining operations, 3,800 at our Tenke minerals district, 1,900 in the U.S. and 500 in Europe and other locations. The number of employees represented by unions at December 31, 2013, and the expiration date of the applicable union agreements are listed below. Refer to Item 1A. "Risk Factors" for further information on labor matters.

Location	Number of Unions	Number of Union- Represented Employees	Expiration Date

PT-FI – Indonesia	1	9,356	September 2015
TFM – DRC	6	3,327	N/A	[a]
Cerro Verde – Peru	2	1,846	August 2018	[b]
El Abra – Chile	2	1,007	May 2016
Candelaria – Chile	2	904	December 2016
Atlantic Copper – Spain	2	450	December 2015
Kokkola - Finland	3	410	November 2016
Chino – New Mexico	1	352	November 2014
Rotterdam – The Netherlands	2	62	March 2015
Aurex – Chile	1	38	December 2017
Bayway – New Jersey	1	37	April 2016
Stowmarket – United Kingdom	1	31	May 2014

a.
The Collective Labor Agreement (CLA) between TFM and its workers’ unions has no expiration date, but can be amended at any time in accordance with an established process. Additionally, in September 2012 TFM negotiated a 4-year salary scale with union-represented employees.

b.	In November 2013, Cerro Verde signed a new four-year CLA, which is effective September 1, 2014, upon the expiration of the current agreement.
ENVIRONMENTAL AND RECLAMATION MATTERS

The cost of complying with environmental laws is a fundamental and substantial cost of our business. For information about environmental regulation, litigation and related costs, refer to Item 1A. “Risk Factors” and Notes 1 and 12.

COMPETITION

The top 10 producers of copper comprise approximately 50 percent of total worldwide mined copper production. We currently rank second among those producers, with approximately eight percent of total worldwide estimated mined copper production. Our competitive position is based on the size, quality and grade of our ore bodies and our ability to manage costs compared with other producers. We have a diverse portfolio of mining operations with varying ore grades and cost structures. Our costs are driven by the location, grade and nature of our ore bodies and the level of input costs, including energy, labor and equipment. The metals markets are cyclical and our ability to maintain our competitive position over the long term is based on our ability to acquire and develop quality deposits, hire and retain a skilled workforce and to manage our costs.

Within the oil and gas industry, our competitors include national and international oil companies, major integrated oil and gas companies, numerous independent oil and gas companies and others. There is substantial competition in the oil and gas industry. Our ability to identify and successfully develop additional prospects and to discover oil and gas reserves in the future will depend on our ability to evaluate and select suitable properties, consummate transactions and manage our operations in a cost-efficient and effective manner in a highly competitive environment.

MINING OPERATIONS

Following are maps and descriptions of our mining operations in North America (including both copper and molybdenum operations), South America, Indonesia and Africa.

North America
In the U.S., most of the land occupied by our copper and molybdenum mines, concentrators, SX/EW facilities, smelter, refinery, rod mills, molybdenum roasters and processing facilities is generally owned by us or is located on unpatented mining claims owned by us. Certain portions of our Bagdad, Sierrita, Miami, Chino, Tyrone, Henderson and Climax operations are located on government-owned land and are operated under a Mine Plan of Operations or other use permit. Various federal and state permits or leases on government land are held for purposes incidental to mine operations.

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

The Morenci operation consists of a 50,000 metric ton-per-day concentrator, that produces copper and molybdenum concentrates; a 68,000 metric ton-per-day crushed-ore leach pad and stacking system; a low-grade run-of-mine (ROM) leaching system; four SX plants; and three EW tank houses that produce copper cathode. Total EW tank house capacity is approximately 900 million pounds of copper per year. Morenci’s concentrate leach, direct-electrowinning facility was commissioned in 2007 and processed copper concentrate until early 2009 when it was placed on care-and-maintenance status. The available mining fleet consists of one hundred and seven 236-metric ton haul trucks loaded by 12 shovels with bucket sizes ranging from 47 to 57 cubic meters, which are capable of moving an average of 815,000 metric tons of material per day.

Morenci’s production, including our joint venture partner’s share, totaled 664 million pounds of copper and 2 million pounds of molybdenum in 2013, 632 million pounds of copper and 3 million pounds of molybdenum in 2012, and 614 million pounds of copper and 2 million pounds of molybdenum in 2011.

Morenci is expanding mining and milling capacity to process additional sulfide ores identified through exploratory drilling. The project is targeting incremental annual production (net of our joint venture partner's share) of approximately 225 million pounds of copper beginning in 2014 through an increase in milling rates from 50,000 metric tons of ore per day to approximately 115,000 metric tons of ore per day. Refer to “Mining Development Projects and Exploration” for further discussion.

Morenci is located in a desert environment with rainfall averaging 13 inches per year. The highest bench elevation is 2,000 meters above sea level and the ultimate pit bottom is expected to have an elevation of 840 meters above sea level. The Morenci operation encompasses approximately 64,750 acres, comprising 50,800 acres of patented mining claims and other fee lands, 10,900 acres of unpatented mining claims and 3,050 acres of land held by state or federal permits, easements and rights-of-way.

The Morenci operation's electrical power is primarily sourced from Tucson Electric Power Company, Arizona Public Service Company and the Luna Energy facility (in which we own a one-third interest) in Deming, New Mexico. Although we believe the Morenci operation has sufficient water sources to support current operations, we are a party to litigation that may impact our water rights claims or rights to continued use of currently available water supplies, which could adversely affect our water supply for the Morenci operation. Refer to Item 1A. "Risk Factors" and Item 3. “Legal Proceedings” for further discussion.
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

The Bagdad operation consists of a 75,000 metric ton-per-day concentrator that produces copper and molybdenum concentrates, an SX/EW plant that can produce up to 25 million pounds per year of copper cathode from solution generated by low-grade stockpile leaching, and a pressure leach plant to process molybdenum concentrates. The available mining fleet consists of thirty 235-metric ton haul trucks loaded by five shovels with bucket sizes ranging from 44 to 62 cubic meters, which are capable of moving an average of 200,000 metric tons of material per day.

Bagdad’s production totaled 216 million pounds of copper and 8 million pounds of molybdenum in 2013, 197 million pounds of copper and 10 million pounds of molybdenum in 2012, and 194 million pounds of copper and 10 million pounds of molybdenum in 2011.

Bagdad is located in a desert environment with rainfall averaging 15 inches per year. The highest bench elevation is 1,200 meters above sea level and the ultimate pit bottom is expected to be 310 meters above sea level. The Bagdad operation encompasses approximately 21,750 acres, comprising 21,150 acres of patented mining claims and other fee lands and 600 acres of unpatented mining claims.

Bagdad receives electrical power from Arizona Public Service Company. Although we believe the Bagdad operation has sufficient water sources to support current operations, we are a party to litigation that may set legal precedents, which could adversely affect our water rights at Bagdad and at our other properties in Arizona. Refer to Item 1A. "Risk Factors" and Item 3. “Legal Proceedings” for further discussion.

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

The property is a mine-for-leach project and produces copper cathodes. The operation consists of two open pits feeding a crushing facility with a capacity of 103,000 metric tons per day. The crushed ore is delivered to leach pads by a series of overland and portable conveyors. Leach solutions feed a SX/EW facility with a capacity of 240 million pounds of copper per year. A sulphur burner plant is also in operation at Safford, providing a cost-effective source of sulphuric acid used in SX/EW operations. The available mining fleet consists of twenty 235-metric ton haul trucks loaded by four shovels with bucket sizes ranging from 31 to 34 cubic meters, which are capable of moving an average of 225,000 metric tons of material per day.

Safford’s copper production totaled 146 million pounds in 2013, 175 million pounds in 2012 and 151 million pounds in 2011.

Safford is located in a desert environment with rainfall averaging 10 inches per year. The highest bench elevation is 1,250 meters above sea level and the ultimate pit bottom is expected to have an elevation of 750 meters above sea level. The Safford operation encompasses approximately 25,000 acres, comprising 21,000 acres of patented lands, 3,950 acres of unpatented lands and 50 acres of land held by federal permit.

The Safford operation’s electrical power is primarily sourced from Tucson Electric Power Company, Arizona Public Service Company and the Luna Energy facility. Although we believe the Safford operation has sufficient water sources to support current operations, we are a party to litigation that may impact our water right claims or rights to continued use of currently available water supplies, which could adversely affect our water supply for the Safford operation. Refer to Item 1A. "Risk Factors" and Item 3. “Legal Proceedings” for further discussion.

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

The Sierrita operation includes a 102,000 metric ton-per-day concentrator that produces copper and molybdenum concentrates. Sierrita also produces copper from a ROM oxide-leaching system. Cathode copper is plated at the Twin Buttes EW facility, which has a design capacity of approximately 50 million pounds of copper per year. The Sierrita operation also has a copper sulfate crystal plant, which has the capacity to produce 40 million pounds of copper sulfate per year, and molybdenum facilities consisting of a leaching circuit, two molybdenum roasters and a packaging facility. The molybdenum facilities process molybdenum concentrate produced by Sierrita, from our other mines and from third-party sources. The available mining fleet consists of twenty-five 235-metric ton haul trucks loaded by four shovels with bucket sizes ranging from 34 to 56 cubic meters, which are capable of moving an average of 200,000 metric tons of material per day.

Sierrita’s production totaled 171 million pounds of copper and 20 million pounds of molybdenum in 2013, 157 million pounds of copper and 21 million pounds of molybdenum in 2012, and 177 million pounds of copper and 23 million pounds of molybdenum in 2011.

Sierrita is located in a desert environment with rainfall averaging 12 inches per year. The highest bench elevation is 1,160 meters above sea level and the ultimate pit bottom is expected to be 440 meters above sea level. The Sierrita operation, including the adjacent Twin Buttes site (refer to "Smelting Facilities and Other Mining Properties" for further discussion), encompasses approximately 37,650 acres, comprising 13,300 acres of patented mining claims and 24,350 acres of split-estate lands.

Sierrita receives electrical power through long-term contracts with the Tucson Electric Power Company. Although we believe the Sierrita operation has sufficient water sources to support current operations, we are a party to litigation that may impact our water rights claims or rights to continued use of currently available water supplies, which could adversely affect our water supply for the Sierrita operation. Refer to Item 1A. "Risk Factors" and Item 3. “Legal Proceedings” for further discussion.

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

Since about 1915, the Miami mining operation had processed copper ore using both flotation and leaching technologies. Current operations include leaching by the SX/EW process. The design capacity of the SX/EW plant is 200 million pounds of copper per year. The available mining fleet consists of twelve 227-metric ton haul trucks loaded by three shovels with bucket sizes ranging from 31 to 34 cubic meters, which are capable of moving an average of 95,000 metric tons of material per day.

Miami’s copper production totaled 61 million pounds in 2013 and 66 million pounds in both 2012 and 2011.

Miami is located in a desert environment with rainfall averaging 18 inches per year. The highest bench elevation is 1,390 meters above sea level, and the ultimate pit bottom will have an elevation of 810 meters above sea level. The Miami operation encompasses approximately 9,100 acres, comprising 8,750 acres of patented mining claims and other fee lands and 350 acres of unpatented mining claims.

Miami receives electrical power through long-term contracts with the Salt River Project and natural gas through long-term contracts with El Paso Natural Gas as the transporter. Although we believe the Miami operation has sufficient water sources to support current operations, we are a party to litigation that may impact our water right claims or rights to continued use of currently available water supplies, which could adversely affect our water supply for the Miami operation. Refer to Item 1A. "Risk Factors" and Item 3. “Legal Proceedings” for further discussion.

Chino and Tyrone

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

The Chino operation consists of a 36,000 metric ton-per-day concentrator that produces copper and molybdenum concentrates, and a 150 million pound-per-year SX/EW plant that produces copper cathode from solution generated by ROM leaching. The available mining fleet consists of thirty-five 240-metric ton haul trucks loaded by four shovels with bucket sizes ranging from 42 to 48 cubic meters, which are capable of moving an average of 220,000 metric tons of material per day.

Ramp up activities at Chino are continuing, with production of approximately 250 million pounds of copper per year targeted in 2014. Chino's production totaled 171 million pounds of copper and 2 million pounds of molybdenum in 2013, 144 million pounds of copper and 2 million pounds of molybdenum in 2012, and 69 million pounds of copper in 2011.

Chino is located in a desert environment with rainfall averaging 16 inches per year. The highest bench elevation is 2,250 meters above sea level, and the ultimate pit bottom is expected to be 1,500 meters above sea level. The Chino operation encompasses approximately 118,600 acres, comprising 113,200 acres of patented mining claims and other fee lands and 5,400 acres of unpatented mining claims.

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

Copper processing facilities consist of a SX/EW operation with a maximum capacity of approximately 100 million pounds of copper cathodes per year. The available mining fleet consists of nineteen 240-metric ton haul trucks loaded by three shovels with bucket sizes ranging from 17 to 47 cubic meters, which are capable of moving an average of 135,000 metric tons of material per day.

Tyrone’s copper production totaled 96 million pounds in 2013, 83 million pounds in 2012 and 76 million pounds in 2011.

Tyrone is located in a desert environment with rainfall averaging 16 inches per year. The highest bench elevation is 2,000 meters above sea level and the ultimate pit bottom is expected to have an elevation of 1,500 meters above sea level. The Tyrone operation encompasses approximately 35,200 acres, comprising 18,750 acres of patented mining claims and other fee lands and 16,450 acres of unpatented mining claims.

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

The Henderson operation consists of a large block-cave underground mining complex feeding a concentrator with a current capacity of approximately 32,000 metric tons per day. Henderson has the capacity to produce approximately 40 million pounds of molybdenum per year. The majority of the molybdenum concentrate produced is shipped to our Fort Madison, Iowa, processing facility. The available underground mining equipment fleet consists of fourteen 9-metric ton load-haul-dump (LHD) units and six 73-metric ton haul trucks, which deliver ore to a gyratory crusher feeding a series of three overland conveyors to the mill stockpiles.

Henderson’s molybdenum production totaled 30 million pounds in 2013, 34 million pounds in 2012 and 38 million pounds in 2011.

The Henderson mine is located in a mountainous region with the main access shaft at 3,180 meters above sea level. The main production levels are currently at elevations of 2,200 and 2,350 meters above sea level. This region experiences significant snowfall during the winter months.

The Henderson mine and mill operations encompass approximately 11,900 acres, comprising 11,850 acres of patented mining claims and other fee lands and a 50-acre easement with the U.S. Forest Service for the surface portion of the conveyor corridor.

Henderson operations receive electrical power through long-term contracts with Xcel Energy and natural gas through long-term contracts with BP Energy Company (with Xcel Energy as the transporter). We believe the Henderson operation has sufficient water resources to support current operations.

Climax
Our wholly owned Climax mine is located 13 miles northeast of Leadville, Colorado, off Colorado State Highway 91 at the top of Fremont Pass. The mine is accessible by paved roads.

The Climax ore body is a porphyry molybdenum deposit with molybdenite as the primary sulfide mineral.

The Climax open-pit mine was commissioned in second-quarter 2012 and includes a 25,000 metric ton-per-day mill facility. The available mining fleet consists of nine 177-metric ton haul trucks loaded by two hydraulic shovels with bucket sizes of 34 cubic meters, which are capable of moving an average of 90,000 metric tons of material per day.

Molybdenum production from Climax totaled 19 million pounds in 2013 and 7 million pounds in 2012 (reflecting production since the start of commercial operations in May 2012).

The Climax mine is located in a mountainous region with snowfall averaging 23 feet per year. The highest bench elevation is approximately 4,050 meters above sea level, and the ultimate pit bottom is expected to have an elevation of approximately 3,100 meters above sea level. The operations encompass approximately 14,350 acres, consisting primarily of patented mining claims and other fee lands.

Climax operations receive electrical power through long-term contracts with Xcel Energy and natural gas through long-term contracts with BP Energy Company (with Xcel Energy as the transporter). We believe the Climax operation has sufficient water resources to support current operations.

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

Cerro Verde’s current operation consists of an open-pit copper mine, a 120,000 metric ton-per-day concentrator and SX/EW leaching facilities. Leach copper production is derived from a 39,000 metric ton-per-day crushed leach facility and a ROM leach system. This leaching operation has a capacity of approximately 200 million pounds of copper per year. The available fleet consists of forty-two 230-metric ton haul trucks loaded by four electric shovels with bucket sizes ranging in size from 33 to 53 cubic meters and one hydraulic shovel with a bucket size of 21 cubic meters, which are capable of moving an average of 335,000 metric tons of material per day.

Cerro Verde’s production totaled 558 million pounds of copper and 13 million pounds of molybdenum in 2013, 595 million pounds of copper and 8 million pounds of molybdenum in 2012, and 647 million pounds of copper and 10 million pounds of molybdenum in 2011.

Construction activities associated with a large-scale expansion at Cerro Verde are in progress, which are expected to expand the concentrator facilities to 360,000 metric tons of ore per day and provide incremental annual production of approximately 600 million pounds of copper and 15 million pounds of molybdenum beginning in 2016. Refer to “Mining Development Projects and Exploration” for further discussion.

Cerro Verde is located in a desert environment with rainfall averaging 1.5 inches per year and is in an active seismic zone. The highest bench elevation is 2,753 meters above sea level and the ultimate pit bottom is expected to be 1,568 meters above sea level. The Peruvian general mining law and Cerro Verde's mining stability agreement grants the surface rights of mining concessions located on government land. Cerro Verde has a mining concession covering approximately 157,000 acres, including 14,500 acres rented from the Regional Government of Arequipa, plus 25 acres of owned property, and 80 acres of rights-of-way outside the mining concession area.

Cerro Verde receives electrical power under long-term contracts with Kallpa Generación SA and Empresa de Generación Eléctrica de Arequipa. Water for our Cerro Verde processing operations comes from renewable sources through a series of storage reservoirs on the Rio Chili watershed that collect water primarily from seasonal precipitation. Cerro Verde’s participation in the Pillones Reservoir Project has secured water rights from the regulated system that we believe will be sufficient to support Cerro Verde’s current operations.

An agreement has been reached with the Regional Government of Arequipa, the National Government, the local water utility company, Servicio de Agua Potable y Alcantarillado de Arequipa S.A. (SEDAPAR), and other local institutions to allow Cerro Verde to finance, engineer and construct a wastewater treatment plant for the city of Arequipa. Cerro Verde has obtained authorization to reuse an annual average of one cubic meter per second of the treated water, which would be used to supplement existing water supplies to support the concentrator expansion.

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

The El Abra operation consists of an open-pit copper mine and a SX/EW facility with a capacity of 500 million pounds of copper cathode per year from a 125,000 metric ton-per-day crushed leach circuit and a similar-sized

ROM leaching operation. The available fleet consists of forty-one 220-metric ton haul trucks loaded by four shovels with buckets ranging in size from 26 to 41 cubic meters, which are capable of moving an average of 223,000 metric tons of material per day.

El Abra’s copper production totaled 343 million pounds in 2013, 338 million pounds in 2012 and 274 million pounds in 2011.

We continue to evaluate a potential large-scale milling operation at El Abra to process additional sulfide material and to achieve higher recoveries. Refer to "Mining Development Projects and Exploration" for further discussion.

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

The Candelaria operation consists of an open-pit copper mine and a 6,000 metric ton-per-day underground copper mine, which is mined by sublevel stoping, feeding a 75,000 metric ton-per-day concentrator. The available fleet consists of forty-eight 225-metric ton haul trucks loaded by six shovels with bucket sizes ranging from 28 to 43 cubic meters, which are capable of moving an average of 250,000 metric tons of material per day.

Candelaria’s production totaled 370 million pounds of copper and 87 thousand ounces of gold in 2013, 271 million pounds of copper and 69 thousand ounces of gold in 2012, and 327 million pounds of copper and 85 thousand ounces of gold in 2011.

Candelaria is located in a desert environment with rainfall averaging less than one inch per year and is in an active seismic zone. The highest bench elevation is 832 meters above sea level and the ultimate pit bottom is expected to be 80 meters below sea level. The Candelaria property encompasses approximately 13,400 acres, including approximately 125 acres for the port facility in Caldera.

Candelaria receives electrical power through long-term contracts with AES Gener S.A., a local energy company. Candelaria’s water supply comes from a nearby wastewater treatment facility and our desalination plant and pipeline that was completed in 2013. We believe that both of these sources will supply Candelaria's long term water needs.

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

Ojos del Salado’s production totaled 52 million pounds of copper and 14 thousand ounces of gold in 2013, 53 million pounds of copper and 14 thousand ounces of gold in 2012, and 58 million pounds of copper and 16 thousand ounces of gold in 2011.

Ojos del Salado is located in a desert environment with rainfall averaging less than one inch per year and is in an active seismic zone. The highest underground level is at an elevation of 530 meters above sea level, with the lowest underground level at 40 meters above sea level. The Ojos del Salado mineral rights encompass approximately 15,800 acres, which includes 6,800 acres of owned land in and around the Ojos del
Salado underground mines and plant site.

Ojos del Salado receives electrical power through long-term contracts with AES Gener S.A. Ojos del Salado’s water supply comes from a nearby wastewater treatment facility and our desalination plant and pipeline that was completed in 2013. We believe that both of these sources will supply Ojos del Salado's long term water needs.

Indonesia

Ownership. PT-FI is a limited liability company organized under the laws of the Republic of Indonesia and incorporated in Delaware. We directly own 81.28 percent of the outstanding common stock of PT-FI and indirectly own 9.36 percent through our wholly owned subsidiary, PT Indocopper Investama; the Indonesian government owns the remaining 9.36 percent.

We have established certain unincorporated joint ventures with Rio Tinto plc (Rio Tinto), under which Rio Tinto has a 40 percent interest in certain assets and future production exceeding specified annual amounts of copper, gold and silver. Refer to Note 3 for further discussion of our joint ventures with Rio Tinto.

We also conducted exploration activities in Papua, Indonesia through two other entities: PT Nabire Bakti Mining (PTNBM) and PT Irja Eastern Minerals (Eastern Minerals), of which we own 100 percent. As further discussed below, we have begun the process to terminate the Contracts of Work (COW) for PTNBM and Eastern Minerals and to return the exploration areas to the Indonesian government.

Contracts of Work. PT-FI conducts its current exploration and mining operations in Indonesia through a COW with the Indonesian government. The COW governs our rights and obligations relating to taxes, exchange controls, royalties, repatriation and other matters, and was concluded pursuant to the 1967 Foreign Capital Investment Law, which expresses Indonesia’s foreign investment policy and provides basic guarantees of remittance rights and protection against nationalization, a framework for economic incentives and basic rules regarding other rights and obligations of foreign investors. Specifically, the COW provides that the Indonesian government will not nationalize or expropriate PT-FI’s mining operations. Any disputes regarding the provisions of the COW are subject to international arbitration; however, we have not had an arbitration during the more than 40 years we have operated in Indonesia.

PT-FI’s original COW was entered into in 1967 and was replaced by a new COW in 1991. The initial term of the current COW expires in 2021, but can be extended for two 10-year periods subject to Indonesian government approval, which pursuant to the COW cannot be withheld or delayed unreasonably. The COW allows us to conduct exploration, mining and production activities in the 24,700-acre Block A area, which is where all of PT-FI’s proven and probable mineral reserves and current mining operations are located. Under the COW, PT-FI also conducts exploration activities in the Block B area. We expect the Block B area to be reduced to approximately 413,000 acres once the Department of Energy and Mineral Resources (DEMR) formally accepts PT-FI's relinquishment of approximately 89,000 acres, and further relinquishments may result from the COW evaluation process discussed in Note 13.

PT-FI pays royalties on copper, gold and silver under its COW, and has agreed to pay additional royalties to the Indonesian government that are not required under its COW. The additional royalties provide further support to the local governments and to the people of the Indonesian province of Papua. PT-FI’s share of the combined royalties totaled $109 million in 2013, $93 million in 2012 and $137 million in 2011.

Under a joint venture agreement through PTNBM, we were allowed to conduct exploration activities under a separate COW on three parcels contiguous to PT-FI’s Block B and one of Eastern Minerals’ blocks. Since 2011, we have made a number of requests of the DEMR, including suspension of activities for the COW, while awaiting receipt of permits from the Indonesian government's Department of Forestry that would allow us to resume exploration activities. In September 2013, we received notification from the DEMR advising us to lodge a completed feasibility study within 30 days and enter into the construction period within the COW timeline. However, since we had not completed our exploration program, we were unable to comply. The letter was in effect, a denial of our previously unanswered requests, resulting in a decision to terminate the COW. We have initiated actions required under the COW that will result in its formal termination.

Eastern Minerals is allowed to conduct exploration in Papua through a joint venture agreement under a separate COW. The situation with the Eastern Minerals COW is similar to that of PTNBM, and we expect to receive a similar response from the DEMR. Because of this expected outcome, we have notified the DEMR of our intentions to terminate the COW and have initiated the formal termination process.

In 2009, Indonesia enacted a mining law (2009 Mining Law), which operates under a licensing system that is significantly less protective of licensees than the contract of work system that governs PT-FI, Eastern Minerals and PTNBM. The 2009 Mining Law and the regulations issued pursuant to that law provide that contracts of work would continue to be honored until their expiration. However, the regulations, including those issued in January 2014, attempt to apply certain provisions of the 2009 Mining Law and regulations to existing contracts of work and seek to apply the licensing system to any extension periods of contracts of work.

In January 2012, the President of Indonesia issued a decree calling for the creation of a team of Ministers to evaluate contracts of work for adjustment to the 2009 Mining Law and to take steps to assess and determine the Indonesian government's position on reduction to the size of contract concessions, increasing government revenues and domestic processing of minerals. We have been engaged in discussions with officials of the Indonesian government to complete this evaluation process and obtain an extension of the PT-FI COW beyond its primary term ending in 2021 to 2041, as provided under the terms of the COW, which can only be modified by mutual agreement between PT-FI and the Indonesian government. Refer to Item 1A. "Risk Factors" for further discussion.

In January 2014, the Indonesian government published regulations providing that holders of contracts of work with existing processing facilities in Indonesia may continue to export product through January 12, 2017, but established new requirements for the continued export of copper concentrates, including the imposition of a progressive export duty on copper concentrates in the amount of 25 percent in 2014, rising to 60 percent by mid-2016. PT-FI’s COW authorizes it to export concentrates and specifies the taxes and other fiscal terms available to its operations. The COW states that PT-FI shall not be subject to taxes, duties or fees subsequently imposed or approved by the Indonesian government except as expressly provided in the COW. Additionally, PT-FI complied with the requirements of its COW for local processing by arranging for the construction and commissioning of Indonesia's only copper smelter and refinery, which is owned and operated by PT Smelting (refer to "Smelting Facilities and Other Mining Properties").

The January 2014 regulations conflict with PT-FI’s contractual rights under its COW. We are working with the Indonesian government to clarify the situation and to defend PT-FI's rights under its COW. PT-FI is also seeking to obtain the required administrative permits for 2014 exports, which have been delayed as a result of the new regulations.

As of February 21, 2014, PT-FI has not obtained administrative approval for 2014 exports. PT-FI has implemented near-term changes to its operations to coordinate its concentrate production with PT Smelting’s operating plans. Since mid-January 2014, PT-FI’s milling rate has averaged approximately 112,000 metric tons of ore per day, which is approximately half of normal rates. PT-FI is engaging with the government of Indonesia to reach a resolution that would enable PT-FI to resume normal operations as soon as possible. In the event that PT-FI is unable to resume normal operations for an extended period, we plan to consider further actions, including constraining operating costs, deferring capital expenditures and implementing workforce reductions. PT-FI may also be required to declare force majeure under its concentrate sales agreements.

Grasberg Minerals District.  PT-FI operates in the remote highlands of the Sudirman Mountain Range in the province of Papua, Indonesia, which is on the western half of the island of New Guinea. We and our predecessors have been the only operator of exploration and mining activities in Block A since 1967.

The Grasberg minerals district has three operating mines: the Grasberg open pit, the Deep Ore Zone (DOZ) underground mine and the Big Gossan underground mine. We also have several projects in progress in the Grasberg minerals district related to the development of the large-scale, long-lived, high-grade underground ore bodies located beneath and nearby the Grasberg open pit. In aggregate, these underground ore bodies are expected to ramp up over several years to produce approximately 240,000 metric tons of ore per day following the transition from the Grasberg open pit, currently anticipated to occur in 2017. Refer to “Mining Development Projects and Exploration” for further discussion.

PT-FI’s production, including our joint venture partner’s share, totaled 928 million pounds of copper and 1.14 million ounces of gold in 2013, 695 million pounds of copper and 862 thousand ounces of gold in 2012 and 882 million pounds of copper and 1.44 million ounces of gold in 2011.

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

Grasberg Open Pit
We began open-pit mining of the Grasberg ore body in 1990, with mining operations expected to continue through early 2017. Production in the open pit is currently at the 3,190- to 3,940- meter elevation level and totaled 46 million metric tons of ore in 2013, which provided 71 percent of PT-FI's 2013 mill feed.

The current open-pit equipment fleet consists of over 500 units. The larger mining equipment directly associated with production includes an available fleet of 157 haul trucks with payloads ranging from 218 to 330 metric tons and 16 shovels with bucket sizes ranging from 30 to 42 cubic meters, which mined an average of 381,000 metric tons of material per day during 2013, 399,000 metric tons per day in 2012 and 486,000 metric tons per day in 2011.

Grasberg crushing and conveying systems are integral to the mine and provide the capacity to transport up to 250,000 metric tons per day of Grasberg ore to the mill and 150,000 metric tons per day of overburden to the overburden stockpiles. The remaining overburden is moved by haul trucks.

DOZ underground mine
The DOZ ore body lies vertically below the now depleted Intermediate Ore Zone. We began production from the DOZ ore body in 1989 using open stope mining methods, but suspended production in 1991 in favor of production from the Grasberg open pit. Production resumed in September 2000 using the block-cave method and is at the 3,110-meter elevation level. Production from the DOZ mine averaged 49,400 metric tons of ore per day for the year 2013 and is expected to ramp up to the design rate of 80,000 metric tons of ore per day during 2014 pending approval of export permits as described above. Production at the DOZ mine is expected to continue through 2019.

The DOZ mine fleet consists of over 200 pieces of mobile heavy equipment, which is capable of mining an average of 80,000 metric tons of material per day. The primary mining equipment directly associated with production and development includes an available fleet of 44 LHD units and 20 haul trucks. Each production LHD unit typically carries approximately 11 metric tons of ore. Using ore passes and chutes, the LHD units transfer ore into 55-metric ton capacity haul trucks. The trucks dump into two gyratory crushers and the ore is then conveyed to the surface stockpiles for processing.

The success of the development of the DOZ mine, one of the world’s largest underground mines, provides confidence in the future development of PT-FI’s large-scale undeveloped underground ore bodies.

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

The Big Gossan underground mine averaged 2,100 metric tons of ore per day for the year 2013 and is expected to ramp up to 7,000 metric tons of ore per day by 2016. Although development activities continue, production from the Big Gossan underground mine is currently suspended pending resolution of the export regulatory matter discussed above.

The Big Gossan underground mine fleet consists of over 70 pieces of mobile heavy equipment, which includes 11 loaders and eight trucks used in development and production activities.

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

BLOCK A ORE DEPOSITS - LOOKING NORTHEAST
(With Underground Infrastructure)
Elevation In Meters
Elevation In Meters
4,500
4,300
4,100
3,900
3,700
3,500
3,300
3,100
2,900
2,700
2,500
0
1000
METERS
N
GRASBERG OPEN PIT
DOZ BLOCK CAVE
ERTSBERG PIT
WANAGON DRIFT
AMOLE DRIFT
MILL
GRASBERG BLOCK CAVE
KUCING LIAR BLOCK CAVE
BIG GOSSAN OPEN STOPE
CIP DRIFTS
DMLZ BLOCK CAVE
"CIP" - Common Infrastructure Project
"DOZ" - Deep Ore Zone
"DMLZ" - Deep Mill Level Zone

The following map, which encompasses an area of approximately 42 square kilometers (approximately 16 square miles), indicates the relative positions and sizes of our reported Indonesia ore bodies and their locations.

Africa

TFM is organized under the laws of the DRC. We own an effective 56 percent interest in TFM, with the remaining ownership interests held by Lundin Mining Corporation (Lundin) (an effective 24 percent interest) and La Générale des Carrières et des Mines (Gécamines), which is wholly owned by the DRC government (a 20 percent non-dilutable interest).

TFM is entitled to mine in the DRC under an Amended and Restated Mining Convention (ARMC) with the DRC government. The original Mining Convention was entered into in 1996 and was replaced with the ARMC in 2005, which was further amended in 2010 (approved in 2011). The current ARMC will remain in effect for as long as the Tenke concessions are exploitable.

TFM pays a royalty of two percent of net revenues under the ARMC, which totaled $29 million in 2013, $25 million in 2012 and $24 million in 2011.

The Tenke minerals district is located in the Katanga province of the DRC approximately 110 miles northwest of Lubumbashi and is accessible by paved roads and by rail. The deposits are sediment-hosted copper and cobalt deposits with oxide, mixed oxide-sulfide and sulfide mineralization. The dominant oxide minerals are malachite, pseudomalachite and heterogenite. Important sulfide minerals consist of bornite, carrollite, chalcocite and chalcopyrite.

Initial copper production commenced at the Tenke minerals district in March 2009. TFM completed its second phase expansion project in early 2013, which included optimizing the current plant and increasing mine, mill and processing capacity. The expanded mill facility throughput rates averaged 14,900 metric tons of ore per day during 2013, compared with original design capacity of 14,000 metric tons of ore per day, enabling an increase in Tenke's copper production to over 430 million pounds per year. The addition of a second sulphuric acid plant is expected to be completed in 2016.
We continue to engage in exploration activities and metallurgical testing to evaluate the potential of the highly prospective Tenke minerals district. These analyses are being incorporated into future plans for potential expansions of production capacity. Future expansions are subject to a number of factors, including economic and market conditions and the business and investment climate in the DRC.
The current equipment fleet includes one 10-cubic meter mass excavator, three 17-cubic meter mass excavators, three 12-cubic meter front-end loaders, ten 7-cubic meter front-end loaders, thirty-two 91-metric ton haul trucks and eleven 45-metric ton haul trucks.

Copper and cobalt are recovered through an agitation-leach plant. Production from the Tenke minerals district totaled 462 million pounds of copper and 28 million pounds of cobalt in 2013, 348 million pounds of copper and 26 million pounds of cobalt in 2012 and 281 million pounds of copper and 25 million pounds of cobalt in 2011.

The Tenke minerals district is located in a tropical region; however, temperatures are moderated by its higher altitudes. Weather in this region is characterized by a dry season and a wet season, each lasting about six months with average rainfall of 47 inches per year. The highest bench elevation is expected to be 1,518 meters above sea level and the ultimate pit bottom is expected to be 1,110 meters above sea level. The Tenke deposits are covered by six exploitation permits totaling approximately 394,450 acres.

TFM has long-term power supply and infrastructure funding agreements with La Société Nationale d’Electricité, the state-owned electric utility company serving the region. The results of a recent water exploration program, as well as the regional geological and hydro-geological conditions, indicate that adequate water is available during the expected life of the operation.

Smelting Facilities and Other Mining Properties
Atlantic Copper. Our wholly owned Atlantic Copper smelter and refinery is located on land concessions from the Huelva, Spain, port authorities, which are scheduled to expire in 2027.

The design capacity of the smelter is approximately 300,000 metric tons of copper per year and the refinery currently has a capacity of 285,000 metric tons of copper per year. During 2013, Atlantic Copper treated approximately 869,400 million metric tons of concentrate and scrap and produced 224,300 metric tons of copper anodes from its smelter and 226,000 metric tons of copper cathodes from its refinery. Following is a summary of Atlantic Copper's concentrate purchases from our copper mining operations and third parties for the last three years:

	2013	2012	2011
North America copper mines	13%	16%	2%
South America mining	32%	31%	30%
Indonesia mining	16%	10%	17%
Third parties	39%	43%	51%
	100%	100%	100%

During 2013, Atlantic Copper successfully completed a scheduled 68-day major maintenance turnaround. Atlantic Copper's major maintenance turnarounds typically occur approximately every eight years, with short-term maintenance turnarounds in the interim. The next short-term maintenance turnaround is scheduled for the second half of 2015.

PT Smelting. PT-FI’s COW required us to construct or cause to be constructed a smelter in Indonesia if we and the Indonesian government determined that such a project would be economically viable. In 1995, following the completion of a feasibility study, we entered into agreements relating to the formation of PT Smelting, an Indonesian company, and the construction of the copper smelter and refinery in Gresik, Indonesia. PT Smelting owns and operates the smelter and refinery. PT-FI, Mitsubishi Materials Corporation, Mitsubishi Corporation Unimetals Ltd. and JX Nippon Mining & Metals Corporation own 25 percent, 60.5 percent, 9.5 percent and 5 percent, respectively, of the outstanding PT Smelting common stock.

PT-FI’s contract with PT Smelting provides for the supply of 100 percent of the copper concentrate requirements (subject to a minimum or maximum rate) necessary for PT Smelting to produce 205,000 metric tons of copper annually on a priority basis. PT-FI also sells copper concentrate to PT Smelting (at market rates) for quantities in excess of 205,000 metric tons of copper annually.

During 2013, PT Smelting treated 967,800 metric tons of concentrate and produced 217,700 metric tons of copper anodes from its smelter and 214,300 metric tons of copper cathodes from its refinery.

PT Smelting's maintenance turnarounds (which range from two weeks to a month to complete) typically are expected to occur approximately every two years, with short-term maintenance turnarounds in the interim. PT Smelting completed an 18-day maintenance turnaround during first-quarter 2014, and the next major maintenance turnaround is scheduled for 2016.

Miami Smelter. We own and operate a smelter at our Miami, Arizona, mining operation. The smelter has been operating for approximately 100 years and has been upgraded numerous times during that period to implement new technologies, to improve production and to comply with air quality requirements. As a result of new air quality standards for sulfur dioxide emissions, the Miami smelter is required to install pollution control equipment as part of an expansion that will allow the smelter to operate and comply with the new standard (refer to Item 1A. “Risk Factors” for further discussion).

The Miami smelter processes copper concentrate primarily from our Arizona copper mines. Concentrate processed through the smelter totaled approximately 629,000 metric tons in 2013. In addition, because sulphuric acid is a by-product of smelting concentrates, the Miami smelter is also the most significant source of sulphuric acid for our North America leaching operations.

Major maintenance turnarounds (which take approximately three weeks to complete) typically occur approximately every 14 months for the Miami smelter, with shorter term maintenance turnarounds in the interim.

Rod & Refining Operations. Our Rod & Refining operations consist of conversion facilities located in North America, including a refinery in El Paso, Texas; rod mills in El Paso, Texas, Norwich, Connecticut, and Miami, Arizona; and a specialty copper products facility in Bayway, New Jersey. We refine our copper anode production from our Miami smelter at our El Paso refinery. The El Paso refinery has the potential to operate at an annual production capacity of about 900 million pounds of copper cathode, which is sufficient to refine all of the copper anode we produce at Miami. Our El Paso refinery also produces nickel carbonate, copper telluride and autoclaved slimes material containing gold, silver, platinum and palladium.

Molybdenum Conversion Facilities. We process molybdenum concentrates at our conversion plants in the U.S. and Europe into such products as technical-grade molybdic oxide, ferromolybdenum, pure molybdic oxide, ammonium molybdates and molybdenum disulfide. We operate molybdenum roasters in Sierrita, Arizona; Fort Madison, Iowa; and Rotterdam, the Netherlands, and we operate a molybdenum pressure leach plant in Bagdad, Arizona. We also produce ferromolybdenum for customers worldwide at our conversion plant located in Stowmarket, United Kingdom.

Freeport Cobalt. On March 29, 2013, we, through a newly formed consolidated joint venture, completed the acquisition of a cobalt chemical refinery in Kokkola, Finland, and the related sales and marketing business. The acquisition provides direct end-market access for the cobalt hydroxide production at the Tenke minerals district. The joint venture operates under the name Freeport Cobalt, and we are the operator with an effective 56 percent ownership interest. The remaining effective ownership interest is held by our partners in TFM, including 24 percent by Lundin and 20 percent by Gécamines. The Kokkola refinery has an annual refining capacity of approximately 12,000 metric tons of cobalt, sufficient to refine the majority of the cobalt we produce in the Tenke minerals district.

Other North America Copper Mines. In addition to our operating mines, we have four non-operating copper mines in North America – Ajo, Bisbee and Tohono in Arizona, and Cobre in New Mexico – that have been on care-and-maintenance status for several years and would require new or updated environmental studies, new permits, and additional capital investment, which could be significant, to return them to operating status.

In December 2009, we purchased the Twin Buttes copper mine, which ceased operations in 1994 and is adjacent to our Sierrita mine in Arizona. The purchase provides significant synergies in the Sierrita minerals district, including the potential for expanded mining activities and access to material that can be used for Sierrita tailings and stockpile reclamation purposes. We have completed drilling on the property and metallurgical studies to support a future feasibility study.

Mining Development Projects and Exploration
We have several projects and potential opportunities to expand production volumes, extend mine lives and develop large-scale underground ore bodies. Our near-term major development projects, which will require substantial additional capital investment, are presented below. Also refer to MD&A for further discussion of these projects, our other development projects and exploration activities.

Considering the long-term nature and large size of our development projects, actual costs and timing could vary from estimates. We continue to review our mine development and processing plans to maximize the value of our mineral reserves.

Morenci. We are expanding mining and milling capacity at Morenci to process additional sulfide ores identified through exploratory drilling. The project is targeting incremental annual production of approximately 225 million pounds of copper beginning in 2014 (an approximate 40 percent increase from 2013) through an increase in milling rates from 50,000 metric tons of ore per day to approximately 115,000 metric tons of ore per day. At full rates, Morenci's copper production is expected to approach 1 billion pounds in 2015 compared with 564 million pounds in 2013. At December 31, 2013, construction is more than 60 percent complete and the project is on track for first copper production in the first half of 2014.

Cerro Verde. Construction activities associated with a large-scale expansion at Cerro Verde are in progress. At December 31, 2013, engineering was more than 90 percent complete and construction progress is advancing on schedule. The project is expected to expand the concentrator facilities from 120,000 metric tons of ore per day to 360,000 metric tons of ore per day and provide incremental annual production of approximately 600 million pounds of copper and 15 million pounds of molybdenum beginning in 2016. In addition, construction activities are progressing on a wastewater treatment plant for the city of Arequipa, which will be used to supplement existing water supplies to support the concentrator expansion.

El Abra. We continue to evaluate a potential large-scale milling operation at El Abra to process additional sulfide material and to achieve higher recoveries. Exploration results in recent years at El Abra indicate a significant sulfide resource, which could potentially support a major mill project.

Grasberg. We have several projects in progress in the Grasberg minerals district related to the development of large-scale, long-lived, high-grade underground ore bodies. In aggregate, these underground ore bodies are expected to ramp up over several years to produce approximately 240,000 metric tons of ore per day following the transition from the Grasberg open pit, currently anticipated to occur in 2017. Development of the Grasberg Block Cave and Deep Mill Level Zone (DMLZ) mines is advancing to enable DMLZ to commence production in 2015 and the Grasberg Block Cave mine to commence production in 2017.

In addition to the near-term development projects in progress in the Grasberg minerals district, we also have an additional long-term underground mine development project in the Grasberg minerals district for the Kucing Liar ore body, which lies on the southern flank of and underneath the southern portion of the Grasberg open pit at the 2,605-meter elevation level. We expect to mine the Kucing Liar ore body using the block-cave method; aggregate capital cost estimates for development of the Kucing Liar ore body are projected to approximate $2 billion (which are expected to be made between 2019 and 2032). Additionally, our current mine development plans include approximately $3 billion of capital expenditures at our processing facilities to optimize the handling of underground ore types once the Grasberg open-pit operations cease (we expect substantially all of these expenditures to be made between 2016 and 2034).

Sources and Availability of Energy, Natural Resources and Raw Materials
Our copper mining operations require significant energy, principally diesel, electricity, coal and natural gas, most of which is obtained from third parties under long-term contracts. Energy represented approximately 20 percent of our 2013 consolidated copper production costs and included purchases of approximately 260 million gallons of diesel fuel; 7,200 gigawatt hours of electricity at our North America, South America and Africa copper mining operations (we generate all of our power at our Indonesia mining operation); 705 thousand metric tons of coal for our coal power plant in Indonesia; and 1 MMBtu (million British thermal units) of natural gas at certain of our North America mines. For 2014, we estimate energy will approximate 21 percent of our consolidated copper production costs.

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

Community and Human Rights
We have adopted policies that govern our working relationships with the communities where we operate and are designed to guide our practices and programs in a manner that respects basic human rights and the culture of the local people impacted by our operations. We continue to make significant expenditures on community development, education, training and cultural programs, which include:

•	comprehensive job training programs

•	basic education programs

•	public health programs, including malaria control and HIV testing

•	agricultural assistance programs

•	small and medium enterprise development programs

•	cultural promotion and preservation programs

•	clean water and sanitation projects

•	community infrastructure development

•	charitable donations

In December 2000, we endorsed the joint U.S. State Department-British Foreign Office Voluntary Principles on Human Rights and Security (Voluntary Principles). We participated in developing these Voluntary Principles with other major natural resources companies and international human rights organizations and they are incorporated into our human rights policy and site level projects.

We also are currently integrating the United Nations Guiding Principles on Business and Human Rights into our human rights program by conducting a corporate level human rights impact assessment. The results of this assessment will be used to evaluate and help direct our human rights program going forward, including a review of our human rights policy. We also participate in a multi-industry human rights working group to help us learn from peer companies and determine the best way to integrate human rights due diligence into our business practices and to support our Voluntary Principles program.

We believe that our social and economic development programs are responsive to the issues raised by the local communities near our areas of operation and should help us maintain good relations with the surrounding communities and avoid disruptions of mining operations. As part of our ongoing, annual commitment to sustainable community development, we have made significant investments in social programs, including in-kind support and administration, across our global operations. Over the last three years, these investments have averaged $179 million per year. Nevertheless, social and political instability in the areas of our operations may adversely impact our mining operations. Refer to Item 1A. “Risk Factors” for further discussion.

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

Cerro Verde has also reached agreement with the Regional Government of Arequipa, the National Government, SEDAPAR and other local institutions to allow it to finance, engineer and construct a wastewater treatment plant for the city of Arequipa (refer to MD&A for further discussion). Treating this water will improve the Rio Chili's water quality, enhance agriculture products grown in the area and reduce waterborne illnesses.

Indonesia. In 1996, PT-FI established the Freeport Partnership Fund for Community Development (the Partnership Fund), through which PT-FI has made available funding and technical assistance to support community development initiatives in the areas of health, education and economic development of the area. PT-FI has committed through 2016 to provide one percent of its annual revenue for the development of the local people in its area of operation through the Partnership Fund. Our share of contributions to the Partnership Fund totaled $41 million in 2013, $39 million in 2012 and $50 million in 2011.

The Amungme and Kamoro Community Development Organization (Lembaga Pengembangan Masyarakat Amungme dan Kamoro or LPMAK) oversees disbursement of the program funds we contribute to the Partnership Fund. LPMAK is governed by a board of commissioners and a board of directors, which are comprised of representatives from the local Amungme and Kamoro tribal communities, government leaders, church leaders, and one representative of PT-FI on each board. The Amungme and Kamoro people are original inhabitants of the land in our area of operations.

Security Matters. Consistent with our COW in Indonesia and our commitment to protect our employees and property, we have taken steps to provide a safe and secure working environment. As part of its security program, PT-FI maintains its own internal security department, which is unarmed and performs functions such as protecting company facilities, monitoring shipments of supplies and products, assisting in traffic control and aiding in emergency response operations. The security department has received human rights training and each member is required to certify his or her compliance with our human rights policy.

PT-FI’s share of costs for its internal civilian security department totaled $51 million for 2013, $52 million for 2012 and $37 million for 2011.

PT-FI, and all businesses and residents of Indonesia, rely on the Indonesian government for the maintenance of public order, upholding the rule of law and the protection of personnel and property. The Grasberg minerals district has been designated by the Indonesian government as one of Indonesia’s vital national assets. This designation results in the police, and to a lesser extent, the military, playing a significant role in protecting the area of our operations. The Indonesian government is responsible for employing police and military personnel and directing their operations.

From the outset of PT-FI’s operations, the Indonesian government has looked to PT-FI to provide logistical and infrastructure support and assistance for these necessary services because of the limited resources of the Indonesian government and the remote location of and lack of development in Papua. PT-FI’s financial support for the Indonesian government security institutions assigned to the operations area represents a prudent response to its requirements to protect its workforce and property, better ensuring that personnel are properly fed and lodged, and have the logistical resources to patrol PT-FI’s roads and secure its operating area. In addition, the provision of such support is consistent with PT-FI’s obligations under the COW, reflects our philosophy of responsible corporate citizenship, and is in keeping with our commitment to pursue practices that will promote human rights.

PT-FI’s share of support costs for the government-provided security was $25 million in 2013, $22 million in 2012 and $14 million in 2011. This supplemental support consists of various infrastructure and other costs, such as food, housing, fuel, travel, vehicle repairs, allowances to cover incidental and administrative costs, and community assistance programs conducted by the military and police.

Refer to Item 1A. "Risk Factors" for further discussion of security risks in Indonesia.

Africa. TFM has committed to assist the communities living within its concession in the Katanga province of the DRC. Initiatives include an integrated malaria control program, construction, renovation and building of local health facilities, construction and renovation of local schools, installation of over 90 clean water wells in rural villages as well as construction of urban water distribution systems, and economic development programs supporting development and training of local entrepreneurs, contractors and farmers. We have also made significant investments in infrastructure in the region that will have lasting benefits to the country, including upgrading a portion of a national road and the regional power generation and transmission systems.

Through the Amended and Restated Mining Convention, TFM has also committed to contribute 0.3 percent of net sales revenue from production to a community development fund to assist the local communities with development of local infrastructure and related services including health, education and agriculture. The TFM Social Community Fund is managed by a board of directors comprised of two local community representatives, one representative nominated by the provincial governor and four TFM representatives. A community stakeholder forum comprised of 40 community representatives provides for increased community participation and input regarding project priorities, community needs, and transparency of fund management. The TFM Social Community Fund contributions totaled $4 million in each of the years 2013, 2012 and 2011.

Security Matters. TFM maintains an unarmed internal security department. The national government also has assigned Mines Police to the TFM concession area. The Mines Police are a division of the Congolese National Police and are responsible for maintaining security in mining concessions throughout the DRC. TFM provides food, housing, monetary allowances and logistical support as well as direct payments to the government for the provision of the security assigned to the concession area. The total cost to TFM for this support, including in-kind support, totaled less than $1 million in each of the years 2013, 2012 and 2011.

TFM also participates in monthly security coordination meetings with host country security personnel, other mining companies, and representatives from the United Nations to discuss security issues and concerns. As an outcome of the coordination meetings, TFM has partnered with MONUSCO (United Nations Stabilization Mission in the DRC) to conduct human rights training in the TFM concession for host government security personnel, local representatives and TFM security employees.

Mining Production Data

	Years Ended December 31,
(FCX’s net interest in %)	2013	2012	2011	2010	2009
COPPER (millions of recoverable pounds)
North America
Morenci (85%)[a]	564	537	522	437	428
Bagdad (100%)	216	197	194	203	225
Safford (100%)	146	175	151	143	184
Sierrita (100%)	171	157	177	147	170
Miami (100%)	61	66	66	18	16
Chino (100%)	171	144	69	34	36
Tyrone (100%)	96	83	76	82	86
Other (100%)	6	4	3	3	2
Total North America	1,431	1,363	1,258	1,067	1,147
South America
Cerro Verde (53.56%)	558	595	647	668	662
El Abra (51%)	343	338	274	320	358
Candelaria/Ojos del Salado (80%)	422	324	385	366	370
Total South America	1,323	1,257	1,306	1,354	1,390
Indonesia
Grasberg (90.64%)[b]	915	695	846	1,222	1,412
Africa
Tenke Fungurume (56%)[c]	462	348	281	265	154
Consolidated	4,131	3,663	3,691	3,908	4,103
Less noncontrolling interests	801	723	710	766	754
Net	3,330	2,940	2,981	3,142	3,349

GOLD (thousands of recoverable ounces)
North America (100%)[a]	7	13	10	7	4
South America (80%)	101	83	101	93	92
Indonesia (90.64%)[b]	1,142	862	1,272	1,786	2,568
Consolidated	1,250	958	1,383	1,886	2,664
Less noncontrolling interests	127	98	139	186	258
Net	1,123	860	1,244	1,700	2,406

MOLYBDENUM (millions of recoverable pounds)
Henderson (100%)	30	34	38	40	27
Climax (100%)[d]	19	7	—	—	—
North America copper mines (100%)[a]	32	36	35	25	25
Cerro Verde (53.56%)	13	8	10	7	2
Consolidated	94	85	83	72	54
Less noncontrolling interest	6	4	5	3	1
Net	88	81	78	69	53

COBALT (millions of contained pounds)
Consolidated - Tenke Fungurume (56%)[c]	28	26	25	20	—
Less noncontrolling interests	12	11	11	8	—
Net	16	15	14	12	—

a.	Amounts are net of Morenci’s 15 percent joint venture partner interest.

b.	Amounts are net of Grasberg’s joint venture partner’s interest, which varies in accordance with terms of the joint venture agreement.

c.	Initial copper production commenced at the Tenke mines in March 2009. Effective March 26, 2012, FCX's effective ownership interest in TFM was prospectively reduced from 57.75 percent to 56 percent.

d.	The Climax molybdenum mine began commercial operations in May 2012.

Mining Sales Data

	Years Ended December 31,
(FCX’s net interest in %)	2013	2012	2011	2010	2009
COPPER (millions of recoverable pounds)
North America
Morenci (85%)[a]	561	532	521	434	459
Bagdad (100%)	212	196	201	206	225
Safford (100%)	151	175	147	155	176
Sierrita (100%)	170	162	175	152	172
Miami (100%)	60	68	59	17	16
Chino (100%)	168	132	62	35	52
Tyrone (100%)	94	82	79	83	85
Other (100%)	6	4	3	3	2
Total North America	1,422	1,351	1,247	1,085	1,187
South America
Cerro Verde (53.56%)	560	589	657	654	667
El Abra (51%)	341	338	276	315	361
Candelaria/Ojos del Salado (80%)	424	318	389	366	366
Total South America	1,325	1,245	1,322	1,335	1,394
Indonesia
Grasberg (90.64%)[b]	885	716	846	1,214	1,400
Africa
Tenke Fungurume (56%)[c]	454	336	283	262	130
Consolidated sales from mines	4,086	3,648	3,698	3,896	4,111
Less noncontrolling interests	795	717	717	756	746
Net	3,291	2,931	2,981	3,140	3,365
Consolidated sales from mines	4,086	3,648	3,698	3,896	4,111
Purchased copper	223	125	223	182	166
Total copper sales, including purchases	4,309	3,773	3,921	4,078	4,277
Average realized price per pound	$3.30	$3.60	$3.86	$3.59	$2.60

GOLD (thousands of recoverable ounces)
North America (100%)[a]	6	13	7	5	6
South America (80%)	102	82	101	93	90
Indonesia (90.64%)[b]	1,096	915	1,270	1,765	2,543
Consolidated sales from mines	1,204	1,010	1,378	1,863	2,639
Less noncontrolling interests	123	102	139	184	256
Net	1,081	908	1,239	1,679	2,383
Average realized price per ounce	$1,315	$1,665	$1,583	$1,271	$993

MOLYBDENUM (millions of recoverable pounds)
Consolidated sales from mines	93	83	79	67	58
Less noncontrolling interests	5	4	4	3	1
Net	88	79	75	64	57
Average realized price per pound	$11.85	$14.26	$16.98	$16.47	$12.36

COBALT (millions of contained pounds)
Consolidated - Tenke Fungurume (56%)[c]	25	25	25	20	—
Less noncontrolling interests	11	11	10	8	—
Net	14	14	15	12	—
Average realized price per pound	$8.02	$7.83	$9.99	$10.95	$—

a.	Amounts are net of Morenci’s joint venture partner’s 15 percent interest.

b.	Amounts are net of Grasberg’s joint venture partner’s interest, which varies in accordance with terms of the joint venture agreement.

c.	Initial copper production commenced at the Tenke mines in March 2009. Effective March 26, 2012, FCX's effective ownership interest in TFM was prospectively reduced from 57.75 percent to 56 percent.

Mineral Reserves
Recoverable proven and probable mineral reserves from our mining operations summarized below and detailed on the following pages have been calculated as of December 31, 2013, in accordance with Industry Guide 7 as required by the Securities Exchange Act of 1934. Proven and probable reserves may not be comparable to similar information regarding mineral reserves disclosed in accordance with the guidance of other countries. Proven and probable mineral reserves were determined by the use of mapping, drilling, sampling, assaying and evaluation methods generally applied in the mining industry, as more fully discussed below. The term “reserve,” as used in the reserve data presented here, means that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination. The term “proven reserves” means mineral reserves for which (1) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (2) grade and/or quality are computed from the results of detailed sampling; and (3) the sites for inspection, sampling and measurements are spaced so closely and the geologic character is sufficiently defined that size, shape, depth and mineral content of reserves are well established. The term “probable reserves” means mineral reserves for which quantity and grade are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

Our mineral reserve estimates are based on the latest available geological and geotechnical studies. We conduct ongoing studies of our ore bodies to optimize economic values and to manage risk. We revise our mine plans and estimates of recoverable proven and probable mineral reserves as required in accordance with the latest available studies. Our estimates of recoverable proven and probable mineral reserves are prepared by and are the responsibility of our employees; a majority of these estimates are reviewed and verified by independent experts in mining, geology and reserve determination.

Estimated recoverable proven and probable mineral reserves at December 31, 2013, were determined using long-term average prices of $2.00 per pound for copper (consistent with the long-term average copper price used since December 31, 2010), $1,000 per ounce for gold and $10 per pound for molybdenum. For the three-year period ended December 31, 2013, LME spot copper prices averaged $3.64 per pound, London PM gold prices averaged $1,550 per ounce, and the weekly average price of molybdenum quoted by Metals Week averaged $12.85 per pound.

The recoverable proven and probable mineral reserves presented in the table below represent the estimated metal quantities from which we expect to be paid after application of estimated metallurgical recovery rates and smelter recovery rates, where applicable. Recoverable reserves are the part of a mineral deposit that we estimate can be economically and legally extracted or produced at the time of the reserve determination.

	Recoverable Proven and Probable Mineral Reserves Estimated at December 31, 2013
	Copper[a] (billion pounds)	Gold (million ounces)	Molybdenum (billion pounds)	Silver[b] (million ounces)	Cobalt[b] (billion pounds)
North America	36.2	0.4	2.55	87.5	—
South America	37.0	1.1	0.71	107.5	—
Indonesia	30.0	29.8	—	113.5	—
Africa	8.0	—	—	—	0.87
Consolidated basis[c]	111.2	31.3	3.26	308.5	0.87
Net equity interest[d]	88.6	28.3	2.93	252.9	0.48

a.	Recoverable copper reserves include 3.3 billion pounds in leach stockpiles and 1.4 billion pounds in mill stockpiles (refer to “Mill and Leach Stockpiles” for further discussion).

b.	Determined using long-term average prices of $15 per ounce for silver and $10 per pound for cobalt.

c.	Consolidated reserves represent estimated metal quantities after reduction for joint venture partner interests at the Morenci mine in North America and at the Grasberg minerals district in Indonesia.

d.	Net equity interest reserves represent estimated consolidated metal quantities further reduced for noncontrolling interest ownership.

		Recoverable Proven and Probable Mineral Reserves
		Estimated at December 31, 2013
		Proven Reserves							Probable Reserves
			Average Ore Grade							Average Ore Grade
	Processing	Million	Copper	Gold		Moly	Silver	Cobalt	Million	Copper	Gold		Moly	Silver	Cobalt
	Method	metric tons	%	g/t		%	g/t	%	metric tons	%	g/t		%	g/t	%
North America
Morenci	Mill	677	0.49	—		0.02	—	—	8	0.47	—		0.02	—	—
	Crushed leach	407	0.51	—		—	—	—	6	0.52	—		—	—	—
	ROM leach	2,610	0.18	—		—	—	—	71	0.15	—		—	—	—
Bagdad	Mill	1,023	0.34	—	[a]	0.02	1.61	—	152	0.32	—	[a]	0.02	1.61	—
	ROM leach	175	0.15	—		—	—	—	99	0.17	—		—	—	—
Safford	Crushed leach	97	0.45	—		—	—	—	52	0.45	—		—	—	—
Sierrita	Mill	2,273	0.24	—	[a]	0.03	1.42	—	239	0.20	—	[a]	0.02	1.21	—
	ROM leach	12	0.19	—		—	—	—	10	0.17	—		—	—	—
Miami	ROM leach	12	0.44	—		—	—	—	3	0.38	—		—	—	—
Chino	Mill	83	0.62	0.04		0.01	0.53	—	62	0.59	0.04		0.01	0.50	—
	ROM leach	173	0.31	—		—	—	—	58	0.27	—		—	—	—
Tyrone	ROM leach	68	0.34	—		—	—	—	1	0.25	—		—	—	—
Henderson	Mill	103	—	—		0.17	—	—	2	—	—		0.16	—	—
Climax	Mill	166	—	—		0.17	—	—	23	—	—		0.10	—	—
Cobre[b]	ROM leach	71	0.40	—		—	—	—	2	0.29	—		—	—	—
		7,950							788
South America
Cerro Verde	Mill	1,123	0.39	—		0.02	1.60	—	2,757	0.37	—		0.02	1.52	—
	Crushed leach	37	0.50	—		—	—	—	57	0.41	—		—	—	—
	ROM leach	16	0.21	—		—	—	—	57	0.21	—		—	—	—
El Abra	Crushed leach	365	0.50	—		—	—	—	91	0.47	—		—	—	—
	ROM leach	91	0.29	—		—	—	—	29	0.25	—		—	—	—
Candelaria	Mill	269	0.58	0.13		—	2.12	—	12	0.66	0.17		—	2.65	—
Ojos del Salado	Mill	6	1.05	0.24		—	4.04	—	2	0.88	0.20		—	3.50	—
		1,907							3,005
Indonesia
Grasberg open pit	Mill	94	1.05	1.34		—	2.71	—	112	0.87	0.86		—	2.09	—
Deep Ore Zone	Mill	48	0.57	0.73		—	2.33	—	104	0.55	0.73		—	2.21	—
Big Gossan	Mill	15	2.38	1.05		—	15.04	—	39	2.16	0.95		—	12.89	—
Grasberg Block Cave[b]	Mill	387	1.20	0.99		—	3.95	—	613	0.90	0.64		—	3.26	—
Kucing Liar[b]	Mill	154	1.31	1.11		—	7.48	—	266	1.21	1.04		—	6.13	—
Deep Mill Level Zone[b]	Mill	72	0.91	0.75		—	4.45	—	454	0.82	0.69		—	4.10	—
		770							1,588
Africa
Tenke Fungurume	Agitation leach	52	3.66	—		—	—	0.39	61	3.07	—		—	—	0.33
Total FCX - 100% Basis		10,679							5,442

a.	Grade not shown because of rounding.

b.	Undeveloped reserves that would require additional capital investment, which could be significant, to bring into production.

The reserve table above and the tables on the following pages utilize the abbreviations described below:

•	g/t – grams per metric ton

•	Moly – Molybdenum

•	ROM – Run of Mine

		Recoverable Proven and Probable Mineral Reserves
		Estimated at December 31, 2013
		(continued)
		Proven and
		Probable	Average Ore Grade						Recoveries[a]
	Processing	Million	Copper	Gold		Moly	Silver	Cobalt	Copper	Gold	Moly	Silver	Cobalt
	Method	metric tons	%	g/t		%	g/t	%	%	%	%	%	%
North America
Morenci	Mill	685	0.49	—		0.02	—	—	79.5	—	50.5	—	—
	Crushed leach	413	0.51	—		—	—	—	78.0	—	—	—	—
	ROM leach	2,681	0.18	—		—	—	—	43.5	—	—	—	—
Bagdad	Mill	1,175	0.34	—	[b]	0.02	1.61	—	85.8	59.1	70.8	49.3	—
	ROM leach	274	0.16	—		—	—	—	23.4	—	—	—	—
Safford	Crushed leach	149	0.45	—		—	—	—	65.2	—	—	—	—
Sierrita	Mill	2,512	0.23	—	[b]	0.03	1.40	—	83.9	59.9	76.6	49.3	—
	ROM leach	22	0.18	—		—	—	—	53.1	—	—	—	—
Miami	ROM leach	15	0.43	—		—	—	—	56.0	—	—	—	—
Chino	Mill	145	0.61	0.04		0.01	0.52	—	79.5	77.9	44.0	78.5	—
	ROM leach	231	0.30	—		—	—	—	39.5	—	—	—	—
Tyrone	ROM leach	69	0.34	—		—	—	—	61.3	—	—	—	—
Henderson	Mill	105	—	—		0.17	—	—	—	—	84.2	—	—
Climax	Mill	189	—	—		0.16	—	—	—	—	89.9	—	—
Cobre[c]	ROM leach	73	0.39	—		—	—	—	50.7	—	—	—	—
		8,738
South America
Cerro Verde	Mill	3,880	0.37	—		0.02	1.55	—	86.3	—	53.1	44.7	—
	Crushed leach	94	0.44	—		—	—	—	79.5	—	—	—	—
	ROM leach	73	0.21	—		—	—	—	49.8	—	—	—	—
El Abra	Crushed leach	456	0.50	—		—	—	—	57.5	—	—	—	—
	ROM leach	120	0.28	—		—	—	—	30.7	—	—	—	—
Candelaria	Mill	281	0.58	0.14		—	2.14	—	89.7	71.9	—	76.3	—
Ojos del Salado	Mill	8	1.00	0.23		—	3.87	—	90.2	71.9	—	76.3	—
		4,912
Indonesia
Grasberg open pit	Mill	206	0.95	1.08		—	2.37	—	84.1	81.1	—	43.7	—
Deep Ore Zone	Mill	152	0.56	0.73		—	2.25	—	86.7	77.5	—	66.2	—
Big Gossan	Mill	54	2.22	0.97		—	13.49	—	91.6	67.1	—	63.8	—
Grasberg Block Cave[c]	Mill	1,000	1.02	0.78		—	3.53	—	84.2	64.8	—	57.1	—
Kucing Liar[c]	Mill	420	1.24	1.07		—	6.63	—	84.9	45.2	—	38.7	—
Deep Mill Level Zone[c]	Mill	526	0.83	0.70		—	4.15	—	86.7	78.8	—	64.6	—
		2,358
Africa
Tenke Fungurume	Agitation leach	113	3.34	—		—	—	0.36	86.4	—	—	—	75.6
Total FCX - 100% Basis		16,121

a.	Recoveries are net of estimated mill and smelter losses.

b.	Grade not shown because of rounding.

c.	Undeveloped reserves that would require additional capital investment, which could be significant, to bring into production.

Recoverable Proven and Probable Mineral Reserves
Estimated at December 31, 2013
(continued)
			Recoverable Reserves
			Copper		Gold		Moly	Silver	Cobalt
	FCX’s	Processing	billion		million		billion	million	billion
	Interest	Method	lbs.		ozs.		lbs.	ozs.	lbs.
North America
Morenci	85%	Mill	5.9		—		0.15	—	—
		Crushed leach	3.6		—		—	—	—
		ROM leach	4.5		—		—	—	—
Bagdad	100%	Mill	7.6		0.1		0.39	30.0	—
		ROM leach	0.2		—		—	—	—
Safford	100%	Crushed leach	1.0		—		—	—	—
Sierrita	100%	Mill	10.8		0.1		1.08	55.6	—
		ROM leach	—	[a]	—		—	—	—
Miami	100%	ROM leach	0.1		—		—	—	—
Chino	100%	Mill	1.5		0.2		0.01	1.9	—
		ROM leach	0.6		—		—	—	—
Tyrone	100%	ROM leach	0.3		—		—	—	—
Henderson	100%	Mill	—		—		0.33	—	—
Climax	100%	Mill	—		—		0.60	—	—
Cobre	100%	ROM leach	0.3		—		—	—	—
			36.4		0.4		2.56	87.5	—
Recoverable metal in stockpiles[b]			1.9		—		0.01	—	—
100% operations			38.3		0.4		2.57	87.5	—
Consolidated[c]			36.2		0.4		2.55	87.5	—
Net equity interest[d]			36.2		0.4		2.55	87.5	—
South America
Cerro Verde	53.56%	Mill	27.5		—		0.69	86.2	—
		Crushed leach	0.7		—		—	—	—
		ROM leach	0.2		—		—	—	—
El Abra	51%	Crushed leach	2.9		—		—	—	—
		ROM leach	0.2		—		—	—	—
Candelaria	80%	Mill	3.3		0.9		—	14.8	—
Ojos del Salado	80%	Mill	0.1		—	[a]	—	0.7	—
			34.9		0.9		0.69	101.7	—
Recoverable metal in stockpiles[b]			2.1		0.2		0.02	5.8	—
100% operations			37.0		1.1		0.71	107.5	—
Consolidated[c]			37.0		1.1		0.71	107.5	—
Net equity interest[d]			20.7		0.9		0.38	62.5	—
Indonesia
Grasberg open pit	e	Mill	3.6		5.8		—	6.9	—
Deep Ore Zone	e	Mill	1.6		2.8		—	7.3	—
Big Gossan	e	Mill	2.5		1.1		—	15.0	—
Grasberg Block Cave	e	Mill	18.9		16.1		—	64.8	—
Kucing Liar	e	Mill	9.8		6.5		—	34.6	—
Deep Mill Level Zone	e	Mill	8.3		9.3		—	45.3	—
100% operations			44.7		41.6		—	173.9	—
Consolidated[c]			30.0		29.8		—	113.5	—
Net equity interest[d]			27.2		27.0		—	102.9	—
Africa
Tenke Fungurume	56%	Agitation leach	7.2		—		—	—	0.68
Recoverable metal in stockpiles[b]			0.8		—		—	—	0.19
100% operations			8.0		—		—	—	0.87
Consolidated[c]			8.0		—		—	—	0.87
Net equity interest[d]			4.5		—		—	—	0.48

Total FCX – 100% basis			128.0		43.1		3.28	368.9	0.87
Total FCX – Consolidated basis[c]			111.2		31.3		3.26	308.5	0.87
Total FCX – Net equity interest[d]			88.6		28.3		2.93	252.9	0.48

a.	Amounts not shown because of rounding.

b.	Refer to "Mill and Leach Stockpiles" for additional information.

c.	Consolidated reserves represent estimated metal quantities after reduction for joint venture partner interests at the Morenci mine in North America and at the Grasberg minerals district in Indonesia.

d.	Net equity interest represents estimated consolidated metal quantities further reduced for noncontrolling interest ownership.

e.
Our joint venture agreement with Rio Tinto provides that PT-FI will receive cash flow from specified annual amounts of copper, gold and silver through 2021, calculated by reference to its proven and probable reserves as of December 31, 1994, and 60 percent of all remaining cash flow.

In defining our open-pit reserves, we apply a “variable cutoff grade” strategy. The objective of this strategy is to maximize the net present value of our operations. We use a "break-even cutoff grade" to define the in-situ reserves for our underground ore bodies. The break-even cutoff grade is defined for a metric ton of ore as that equivalent copper grade, once produced and sold, that generates sufficient revenue to cover all operating and administrative costs associated with our production.

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

The table below shows the minimum cutoff grade by process for each of our existing ore bodies as of December 31, 2013:

	Copper Equivalent Cutoff Grade (Percent)			Molybdenum Cutoff Grade (Percent)
	Mill	Crushed or Agitation Leach	ROM Leach	Mill
North America
Morenci	0.25	0.20	0.03	—
Bagdad	0.20	—	0.09	—
Safford	—	0.13	—	—
Sierrita	0.18	—	0.07	—
Miami	—	—	0.05	—
Chino	0.20	—	0.08	—
Tyrone	—	—	0.05	—
Henderson	—	—	—	0.12
Climax	—	—	—	0.06
Cobre	—	—	0.17	—
South America
Cerro Verde	0.17	0.19	0.14	—
El Abra	—	0.11	0.07	—
Candelaria	0.24	—	—	—
Ojos del Salado	0.81	—	—	—
Indonesia
Grasberg open pit	0.25	—	—	—
Deep Ore Zone	0.77	—	—	—
Big Gossan	1.88	—	—	—
Grasberg Block Cave	0.71	—	—	—
Kucing Liar	0.83	—	—	—
Deep Mill Level Zone	0.72	—	—	—
Africa
Tenke Fungurume	—	1.33	—	—

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

The following table sets forth the average drill hole spacing based on average sample distance or drill pattern spacing for proven and probable ore reserves by process type:

		Average Drill Hole Spacing (in Meters)
		Proven		Probable
	Mining Unit	Mill	Leach	Mill	Leach
North America
Morenci	Open Pit	86	86	122	122
Bagdad	Open Pit	86	86	122	122
Safford	Open Pit	—	86	—	122
Sierrita	Open Pit	73	61	104	91
Miami	Open Pit	—	61	—	91
Chino	Open Pit	43	86	86	122
Tyrone	Open Pit	—	86	—	86
Henderson	Block Cave	38	—	85	—
Climax	Open Pit	61	—	91	—
Cobre	Open Pit	—	61	—	91
South America
Cerro Verde	Open Pit	50	50	100	100
El Abra	Open Pit	—	75	—	120
Candelaria	Open Pit	35	—	70	—
Ojos del Salado	Sublevel Stoping	25	—	50	—
Indonesia
Grasberg	Open Pit	32	—	86	—
Deep Ore Zone	Block Cave	23	—	57	—
Big Gossan	Open Stope	14	—	42	—
Grasberg	Block Cave	31	—	79	—
Kucing Liar	Block Cave	39	—	99	—
Deep Mill Level Zone	Block Cave	21	—	79	—
Africa
Tenke Fungurume	Open Pit	—	50	—	100

Production Sequencing
The following chart illustrates our current plans for sequencing and producing our proven and probable reserves at each of our ore bodies and the years in which we currently expect production from each ore body. The chart also shows the term of PT-FI's COW. Production volumes are typically lower in the first few years for each ore body as development activities are ongoing and as the mine ramps up to full production and production volumes may also be lower as the mine reaches the end of its life. The ultimate timing of the start of production from our undeveloped mines is dependent upon a number of factors, including the results of our exploration and development efforts, and may vary from the dates shown below. In addition, we develop our mine plans based on maximizing the net present value from the ore bodies. Significant additional capital expenditures will be required at many of these mines in order to achieve the life-of-mine plans reflected below.

Production Sequencing

Based on life-of-mine plans as of January 1, 2014

Year
2014
2016
2018
2020
2022
2024
2026
2028
2030
2032
2034
2036
2038
2040
2042
2044
2046
2048
2050
2052
2054
2056
2058
2060
2062
2064
2066
2068
2070
2072
2074
2076
2078
2080
2082
2084
North America
Morenci
Bagdad
Chino
Cobre
Miami
Safford
Sierrita
Tyrone
Henderson
Climax
South America
Cerro Verde
Candelaria
Ojos del Salado
El Abra
Indonesia
Grasberg Open Pit
DOZ Block Cave
Grasberg Block Cave
Kucing Liar Block Cave
DMLZ Block Cave
Big Gossan
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

Expected copper recovery rates for leach stockpiles are determined using small-scale laboratory tests, small- to large-scale column testing (which simulates the production-scale process), historical trends and other factors, including mineralogy of the ore and rock type. Total copper recovery in leach stockpiles can vary significantly from a low percentage to more than 90 percent depending on several variables, including processing methodology, processing variables, mineralogy and particle size of the rock. For newly placed material on active stockpiles, as much as 80 percent of total copper recovery may be extracted during the first year, and the remaining copper may be recovered over many years.

Processes and recovery rates are monitored continuously, and recovery rate estimates are adjusted periodically as additional information becomes available and as related technology changes.

Following are our stockpiles and the estimated recoverable copper contained within those stockpiles as of December 31, 2013:

				Recoverable
	Million	Average	Recovery	Copper
	Metric Tons	Ore Grade (%)	Rate (%)	(billion pounds)
Mill stockpiles
Cerro Verde	112	0.39	82.1	0.8
Candelaria	92	0.36	83.5	0.6
	204			1.4

Leach stockpiles
Morenci	5,465	0.24	2.0	0.6
Bagdad	488	0.26	2.2	0.1
Safford	161	0.43	15.9	0.2
Sierrita	650	0.15	11.8	0.2
Miami	483	0.39	2.7	0.1
Chino	1,639	0.26	4.9	0.5
Tyrone	1,078	0.28	2.6	0.2
Cerro Verde	452	0.52	3.2	0.2
El Abra	529	0.42	10.3	0.5
Tenke Fungurume	31	1.25	91.9	0.8
	10,976			3.4

Total FCX - 100% basis				4.8
Total FCX - Consolidated basis[a]				4.7
Total FCX - Net equity interest[b]				3.5

a.	Consolidated represents estimated metal quantities after reduction for our joint venture partner’s interest in the Morenci mine in North America.

b.	Net equity interest represents estimated consolidated metal quantities further reduced for noncontrolling interest ownership.

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

Mineralized Material
Estimated at December 31, 2013
		Milling Material							Leaching Material		Total Mineralized Material
		Million							Million		Million
	FCX’s	metric	Copper	Gold		Moly		SIlver	metric	Copper	metric
	Interest	tons	%	g/t		%		g/t	tons	%	tons
North America
Morenci	85%	1,328	0.26	—		0.02		—	1,350	0.20	2,678
Bagdad	100%	437	0.28	—	[a]	0.02		1.3	7	0.12	444
Safford	100%	431	0.53	0.10		—	[a]	2.0	161	0.24	592
Sierrita	100%	1,509	0.19	—	[a]	0.02		1.1	16	0.16	1,525
Chino	100%	110	0.42	—		0.01		—	28	0.27	138
Tyrone	100%	—	—	—		—		—	52	0.34	52
Henderson	100%	158	—	—		0.15		—	—	—	158
Climax	100%	421	—	—		0.15		—	—	—	421
Cobre	100%	39	0.54	—		—		—	9	0.26	48
Ajo	100%	817	0.33	0.07		0.01		0.9	—	—	817
Cochise/Bisbee	100%	—	—	—		—		—	258	0.45	258
Lone Star	100%	—	—	—		—		—	656	0.44	656
Sanchez	100%	—	—	—		—		—	160	0.29	160
Tohono	100%	203	0.70	—		—		—	248	0.65	451
Twin Buttes	100%	445	0.40	—		0.03		2.3	53	0.21	498
Christmas	100%	224	0.38	0.05		—	[a]	1.0	—	—	224
South America
Cerro Verde	53.56%	319	0.35	—		0.01		1.5	7	0.39	326
El Abra	51%	1,842	0.45	0.02		0.01		1.4	192	0.28	2,034
Candelaria	80%	46	0.60	0.14		—		1.8	—	—	46
Indonesia
Grasberg minerals district	54.38%[b]	2,666	0.61	0.54		—		3.4	—	—	2,666
Africa
Tenke Fungurume[c]	56%	65	3.90	—		—		—	28	2.81	93
Kisanfu[c]	95%	49	2.48	—		—		—	47	3.16	96
Total FCX - 100% basis		11,109							3,272		14,381
Total FCX - Consolidated basis[d]		9,844							3,069		12,913
Total FCX - Net equity interest[e]		8,603							2,957		11,560

a.	Amounts not shown because of rounding.

b.	FCX's interest in the Grasberg minerals district reflects our 60 percent joint venture ownership further reduced by noncontrolling interest ownership.

c.	Stated tonnage also includes cobalt at Tenke Fungurume (0.31 percent) and Kisanfu (1.15 percent).

d.	Consolidated basis represents estimated mineralized materials after reduction for our joint venture partners' interest in the Morenci mine and the Grasberg minerals district.

e.	Net equity interest represents estimated consolidated mineralized material further reduced for noncontrolling interest ownership.

OIL AND GAS OPERATIONS

As further discussed in Note 2, during second-quarter 2013, we acquired oil and gas operations by completing the acquisitions of PXP and MMR. Our oil and gas operations include oil production facilities and growth potential in the Deepwater GOM, oil production from the onshore Eagle Ford shale play in Texas, oil production facilities onshore and offshore California, onshore natural gas resources in the Haynesville shale play in Louisiana, natural gas production from the Madden area in central Wyoming, and an industry-leading position in the emerging shallow-water Inboard Lower Tertiary/Cretaceous natural gas trend on the Shelf of the GOM and onshore in South Louisiana. Refer to "General" for a map showing the locations of our oil and gas operations.

Acreage
At December 31, 2013, we owned interests in approximately 45 thousand oil and gas leases covering 5.1 million gross acres (2.8 million acres net to our interest). The following table summarizes, by geographic area, the developed and undeveloped oil and gas acreage in which we held interests at December 31, 2013:

	Developed		Undeveloped
	Gross Acres	Net Acres	Gross Acres	Net Acres
Louisiana:
Onshore	377,767	71,152	84,611	41,557
Offshore	469,412	267,374	967,868	536,721
Texas	70,812	40,953	31,361	16,735
California:
Onshore	61,287	60,721	63,408	39,980
Offshore	43,335	39,062	—	—
Wyoming	83,252	16,286	138,524	114,737
Nevada	—	—	246,073	246,073
Florida	160	24	114,600	14,982
Utah	—	—	86,862	71,880
Other	3,124	529	150,469	107,715
Total U.S.	1,109,149	496,101	1,883,776	1,190,380
Morocco	—	—	2,154,014	1,120,087
	1,109,149	496,101	4,037,790	2,310,467

Approximately 41 percent of our total U.S. net undeveloped acres are covered by leases that expire from 2014 to 2016; however, a significant portion of this acreage is expected to be retained by drilling operations or other means. The lease for our Morocco acreage expires in 2016; however, we have the ability to extend the lease through 2019.

Oil and Gas Properties
Our oil and gas properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, including other mineral encumbrances and restrictions. We do not believe that any of these burdens materially interfere with our use of the properties in the operation of our business.

We believe that we have satisfactory title to or rights in all of our producing properties. As is customary in the oil and gas industry, we make minimal investigation of title at the time we acquire undeveloped properties. We make title investigations and receive title opinions of local counsel only before we commence drilling operations. We believe that we have satisfactory title to all of our other assets. Although title to our properties is subject to encumbrances in certain cases, we believe that none of these burdens will materially detract from the value of our properties or from our interest therein or will materially interfere with our use in the operation of our business.

Following are descriptions of our primary U.S. oil and gas properties:

Gulf of Mexico.
Deepwater GOM. Our Deepwater GOM portfolio includes a 100 percent working interest in the Holstein, Horn Mountain, Marlin, Dorado and King fields, a 31 percent working interest in the Ram Powell field and a 33.3 percent working interest in the Diana and Hoover fields.

The following table summarizes our Deepwater GOM platforms at December 31, 2013:

					Capacity per Day
Platform	Field Location	Type of Platform	Production Commenced	Water Depth (feet)	Oil (Bbls)	Gas (Mcf)
Holstein[a]	Green Canyon Blocks 644, 645 and 688	Truss Spar	2004	4,300	113,500	142,300
Horn Mountain[a]	Mississippi Canyon Blocks 126 and 127	Truss Spar	2002	5,400	75,000	72,000
Marlin Hub[a]	Several[b]	Tension Leg	2000	3,200	60,000	235,000
Ram Powell	Viosca Knoll Blocks 911 to 913 and 955 to 957	Tension Leg	1997	3,200	70,000	310,000
Hoover	Several[c]	Deep Draft Caisson Vessel	2000	4,800	100,000	325,000

a. We are the operator of the Holstein, Horn Mountain and Marlin Hub platforms.
b. The Marlin Hub is the production facility for three fields: the Marlin field (S/2 Viosca Knoll Block 871 and N/2 Viosca Knoll Block 915), the Dorado field (S/2 Viosca Knoll Block 915) and the King field (Mississippi Canyon Blocks 84, 85, 128 and 129). The Marlin field currently produces via a combination of platform and subsea tie-back wells while the Dorado and King fields currently produce exclusively via subsea wells and tie-back infrastructure.
c. The Hoover platform is a deep draft caisson vessel located in Alaminos Canyon Block 25. The Diana field is located in East Breaks Blocks 945, 946 and 989, and the Hoover field is located in Alaminos Canyon Blocks 25 and 26.

Additionally, our subsidiary Plains Offshore Operations Inc. (Plains Offshore), holds a 23.33 percent working interest in the Lucius oil field and a 50 percent working interest in the Phobos discovery. Refer to Note 2 for further discussion of Plains Offshore.

Our Deepwater GOM exploration portfolio includes interests in 147 blocks containing 60 prospects in the Pliocene, Miocene and Lower Tertiary reservoirs.

GOM Shelf. Our GOM Shelf properties are primarily located on the outer continental shelf in the shallow waters (less than 500 feet of water) of the GOM and onshore in the Gulf Coast area of Louisiana, with drilling depths not exceeding 15,000 feet considered to be traditional shelf prospects.

Inboard Lower Tertiary/Cretaceous. Prospects with drilling depths below the salt weld (generally at depths exceeding 25,000 feet) are considered Inboard Lower Tertiary/Cretaceous prospects. Refer to "Exploration and Development Activities" for further discussion.

Eagle Ford. The Eagle Ford shale play is Upper Cretaceous in age, and typical well depths range from 9,500 feet to 11,500 feet. The area is currently being developed with horizontal wells with lateral lengths ranging from 3,500 feet to 6,000 feet at a measured total depth from 14,500 to 17,500 feet. We own approximately 392 square miles of 3-D seismic data on our acreage. Based on the 60 to 130 acre well spacing, we anticipate over 600 potential well locations, with approximately 250 locations remaining.

California.
Onshore California. We hold a 100 percent working interest in the majority of our Los Angeles Basin properties in the Inglewood, Las Cienegas, Montebello, Packard and San Vicente fields, and a 100 percent working interest in the majority of our San Joaquin Basin properties in the Cymric, Midway Sunset and South Belridge fields. The Los Angeles Basin properties are characterized by light crude oil (21 to 32 degree American Petroleum Institute (API) gravity), have well depths ranging from 2,000 feet to over 10,000 feet and include both primary production and mature wells using waterflood recovery methods (whereby water is injected into the reservoir formation to displace residual oil), where producing wells have a high ratio of water produced compared to total liquids produced (high water cuts). The San Joaquin Basin properties are long-lived fields that have heavier oil (12 to 16 degree API gravity) and shallow wells (generally less than 2,000 feet) that require enhanced oil recovery techniques, including steam injection, and produce with high water cuts.

We also hold a 100 percent working interest (94 percent net revenue interest) in the Arroyo Grande Field located in San Luis Obispo County, which is a long-lived field that has heavier oil (12 to 16 degree API gravity) and well depths averaging 1,700 feet requiring continuous steam injection.

Offshore California. All of our offshore California properties are located in federal waters approximately five to seven miles offshore in the Santa Maria Basin. We hold a 69.3 percent working interest (58 perecent net revenue interest) in the Point Arguello Unit, composed of the Hidalgo, Hermosa and Harvest platforms, and the various partnerships owning the related transportation, processing and marketing infrastructure. We also hold a 100 percent working interest (83 percent net revenue interest) in the Point Pedernales field, which includes the Irene platform, that is utilized to access the Federal Outer Continental Shelf Monterey Reservoir by extended reach directional wells and support facilities which lie within the onshore Lompoc field.

Haynesville. The Haynesville shale play is characterized by gas production from the Jurassic aged Haynesville shale formation in Louisiana, and typical well depth is 10,500 feet. The area has historically been developed with approximately 4,000 foot horizontal wells at a measured total depth of 16,000 feet.

Madden. We own an approximate 14 percent working interest in the Madden Deep Unit and Lost Cabin Gas Plant located in central Wyoming. The Madden Deep Unit is a federal unit operated by a third party and consists of acreage in the Wind River Basin. The Madden area is characterized by gas production from multiple stratigraphic horizons of the Lower Fort Union, Lance, Mesaverde and Cody sands and the Madison Dolomite. Production from the Madden Deep Unit is typically found at depths ranging from 5,500 to 25,000 feet.

Exploration and Development Activities
Our oil and gas business has significant proved, probable and possible reserves with financially attractive organic growth opportunities. The portfolio includes a broad range of development opportunities and high-potential exploration prospects. Substantial capital expenditures will continue to be required for our oil and gas exploration and development activities, which are expected to be funded by oil and gas operating cash flows and proceeds from asset sales. Also refer to MD&A for further discussion of our oil and gas exploration, operating and development activities.

Gulf of Mexico. Multiple development and exploration opportunities have been identified in the Deepwater GOM that are expected to benefit from tie-back opportunities to available production capacity at the FM O&G operated large-scale Holstein, Marlin and Horn Mountain deepwater production platforms.

Holstein, in which we have a 100 percent working interest, is located in Green Canyon and has production facilities capable of producing in excess of 100 thousand barrels of oil equivalents (MBOE) per day. The Holstein platform rig refurbishment program was conducted in the second half of 2013 in preparation for drilling and workover activity, which commenced in first-quarter 2014. Over the 2014 to 2016 period, we expect to drill seven sidetrack wells from the Holstein platform and five subsea tie-back wells from contracted drill ships to enhance production volumes from the spar. Near-term tie-back prospects in the Holstein area include Holstein Deep and Copper.

The Holstein Deep development, in which we have a 100 percent working interest, is located four miles west of the Holstein platform. FM O&G acquired the acreage associated with this development in the 2013 lease sale held by the Bureau of Ocean Energy Management. Two successful wells had previously been drilled and encountered approximately 500 net feet of oil pay in recent years. We plan to delineate this prospect during 2014.

The Copper exploration prospect, in which we have a 100 percent working interest, is located southeast of the Holstein field in 4,400 feet of water and is a subsea tie-back opportunity to the Holstein facility. The prospect is a Holstein analog play with Pliocene objectives and has a proposed total depth of 14,500 feet.

Development of the Lucius field in Keathley Canyon, in which our subsidiary Plains Offshore has a 23.33 percent working interest, is progressing with first production anticipated in the second half of 2014. The geologic results from the six wells drilled since 2009 confirm a significant oil resource. Subsea infrastructure is currently being installed, and topside facilities are more than 90 percent complete and on schedule to be delivered and lifted into place during 2014. The sanctioned development of Lucius is a subsea development consisting of a truss spar hull located in 7,200 feet of water with a topside capacity of 80 thousand barrels (MBbls) of oil per day and 450 million cubic feet (MMcf) of gas per day.

During 2014, Plains Offshore also plans to commence drilling at the Tara exploration prospect, in which we have a 100 percent working interest, located northwest of the Lucius discovery in Keathley Canyon in 8,700 feet of water. Tara is a Lucius analog prospect with Pliocene/Miocene objectives and has a proposed total depth of 23,000 feet.

Eagle Ford. We have an attractive position in an oil- and NGL-rich section of the Eagle Ford shale play in South Texas. Production from the field has grown significantly in recent years and sales averaged 46 MBOE per day for the seven-month period following the acquisition of our oil and gas operations in 2013. As part of our capital spending reduction initiatives, we have reduced drilling activity at Eagle Ford from eight rigs in mid-2013. At December 31, 2013, there were three drilling rigs operating, which we expect to reduce to two during 2014. At December 31, 2013, there were 36 wells that were drilling or were drilled and pending completion or connection to pipelines.

California. Development plans are principally focused on maintaining stable production levels in the long established producing fields onshore California through continued drilling.

Haynesville. We have rights to a substantial natural gas resource, located in the Haynesville shale play in north Louisiana. Drilling activities in recent years have been significantly reduced to maximize cash flows in a low natural gas price environment and to benefit from potentially higher future natural gas prices.

Inboard Lower Tertiary/Cretaceous. We have an industry leading position in the emerging shallow-water Inboard Lower Tertiary/Cretaceous natural gas trend, located on the Shelf of the GOM and onshore South Louisiana. We have a significant onshore and offshore lease acreage position with high-quality prospects and the potential to develop a significant long-term, low-cost source of natural gas. Data from eight wells drilled to date indicate the presence of geologic formations that are analogous to productive formations in the Deepwater GOM and onshore in the Gulf Coast region. The near-term focus is on defining the trend onshore. We are currently completing two Inboard Lower Tertiary/Cretaceous exploration prospects, including one onshore well, and plan to perform production tests on these two wells and a third well in 2014.

The Lomond North discovery well within the Highlander area, in which we are the operator and have a 72 percent working interest, located in St. Martin Parish, Louisiana, has encountered gas pay in several Wilcox and Cretaceous aged sands between 24,000 feet and 29,000 feet. The wireline log and core data obtained from the Wilcox and Cretaceous sand packages indicated favorable reservoir characteristics with approximately 150 feet of net pay. The Lomond North discovery well is currently in completion operations to test Lower Wilcox and Cretaceous objectives found below the salt weld. We have identified multiple exploratory prospects in the Highlander area where we control rights to approximately 56,000 gross acres.

During 2013, we commenced completion operations at Davy Jones No. 2, in which we have a 75 percent working interest, located on South Marsh Island Block 234. Flow testing is anticipated in the first half of 2014. During 2014, we also plan to complete the Blackbeard West No. 2 well, in which we have a 92 percent working interest, located on Ship Shoal Block 188. The Lineham Creek exploration well, in which we have a 36 percent working interest, located in Cameron Parish has been suspended while future plans are being developed.

Future production from certain specified Inboard Lower Tertiary/Cretaceous exploration prospects is subject to a five percent overriding royalty interest held by Gulf Coast Ultra Deep Royalty Trust. The overriding royalty interest is proportionately reduced based on our working interest in each prospect as provided in the trust documents. At December 31, 2013, we beneficially owned 27 percent of the royalty trust. Refer to Note 2 for further discussion of the royalty trust.

Morocco. We have a commitment to fund and drill two wells offshore the Kingdom of Morocco. We expect to commence drilling of the first exploration well in early 2015.

Production and Sales Data
The following table presents summary production data, average realized prices and average production costs for our oil and gas operations for the seven-month period in 2013 following the acquisition dates.

	Seven-Month Period
	June 1, 2013, to December 31, 2013
	GOM[a]	Eagle Ford	California	Haynesville/Madden/Other	Total[b]
Oil Sales (million barrels)	11.3	7.2	8.0	0.1	26.6

Natural Gas Sales (billion cubic feet)
Production	17.3	8.8	2.1	26.8	55.0
Used as fuel in our operations	—	—	0.8	—	0.8
Sales	17.3	8.8	1.3	26.8	54.2

NGL Sales (million barrels)	1.1	1.3	—	—	2.4

MMBOE
Production	15.3	9.9	8.4	4.6	38.2
Sales	15.3	9.9	8.3	4.6	38.1

Average Realized Price, excluding derivatives
Oil (per barrel)					$99.67
Natural gas (per MMBtu)					$3.73
NGLs (per barrel)					$38.20

Average Cost per BOE
Production costs[c]					$15.18
Production and ad valorem taxes					1.96
Cash production costs[d]					$17.14

a.	Includes properties on the Shelf and in the Deepwater GOM.

b.	At December 31, 2013, no individual fields represented 15 percent or more of our proved oil and gas reserves.

c.	Reflects costs incurred to operate and maintain wells and related equipment and facilities.

d.	Refer to MD&A for further discussion of cash production costs per BOE and for a reconciliation to production and delivery costs reported in our consolidated financial statements.

Oil and Natural Gas Reserves
Our reserve volumes have been determined in accordance with the current regulations and guidelines established by the SEC, which require the use of an average price, calculated as the twelve-month average of the first-day-of-the-month historical reference price as adjusted for location and quality differentials, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions and the impact of derivatives. Reference prices for reserve determination are the WTI spot price for crude oil and the Henry Hub spot price for natural gas. At December 31, 2013, our estimates were based on reference prices of $96.94 per barrel and $3.67 per MMBtu. All of our oil and natural gas reserves are located in the U.S.

Proved Reserves. All of our estimated proved oil and natural gas reserves at December 31, 2013, are based upon reserve reports prepared by the independent petroleum engineering firms of Netherland, Sewell & Associates, Inc. (NSAI) and Ryder Scott Company, L.P. (Ryder Scott). The scope and results of procedures employed by NSAI and Ryder Scott are summarized in letters that are filed as exhibits to this annual report on Form 10-K. For purposes of reserve estimation, we and our independent petroleum engineers used technical and economic data including well logs, geologic maps, seismic data, well test data, production data, historical price and cost information, and property ownership interests. Our reserves have been estimated using deterministic methods. Standard engineering and geoscience methods were used, or a combination of methods, including performance analysis, volumetric analysis and analogy, which we and our independent petroleum engineers considered to be appropriate and necessary to categorize and estimate reserves in accordance with SEC definitions and regulations. A substantial portion of these reserves are for undeveloped locations; such reserves are based on estimates of reserve volumes and recovery efficiencies along with analogy to properties with similar geologic and reservoir characteristics. Because these estimates depend on many assumptions, any or all of which may differ substantially from actual results, reserve estimates may differ from the quantities of oil and natural gas that we ultimately recover.

Proved reserves represent quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations. The term “reasonable certainty” implies a high degree of confidence that the quantities of oil and natural gas actually recovered will equal or exceed the estimate. At December 31, 2013, our estimated proved oil and natural gas reserves totaled 464 MMBOE, of which 80 percent was comprised of oil (including NGLs).

	Proved Oil and Natural Gas Reserves
	Estimated at December 31, 2013
	Oil[a]	Natural Gas	Total
	(MMBbls)	(Bcf)	(MMBOE)
Proved Developed:
Gulf of Mexico	73	125	94
Eagle Ford	36	41	43
California	126	29	131
Haynesville/Madden/Other	1	228	39
	236	423	307
Proved Undeveloped:
Gulf of Mexico	64	77	77
Eagle Ford	14	12	16
California	56	7	57
Haynesville/Madden/Other	—	43	7
	134	139	157
Total Proved Reserves	370	562	464

a. Includes 20 MMBbls of NGL proved reserves, consisting of 14 MMBbls of proved developed and 6 MMBbls of proved undeveloped.

At December 31, 2013, we have an estimated total proved reserve life of seven years and a proved developed reserve life of 4.6 years. At December 31, 2013, our proved undeveloped reserves are 34 percent of our total proved reserves; 93 percent of our proved undeveloped reserves are scheduled for development within five years and 91 percent, or $3.2 billion, of our estimated future proved undeveloped capital is associated with the development of those reserves. The only exceptions are related to four planned sidetrack development wells in certain Shelf and Deepwater GOM properties that cannot be executed until the current producing wells deplete. During the seven month period from June 1, 2013, to December 31, 2013, we invested $369 million and converted 19 MMBOE to proved developed.

During the seven month period from June 1, 2013, to December 31, 2013, we participated in 66 gross exploratory wells, of which 65 were successful, and 95 gross development wells, of which 94 were successful (refer to "Drilling Activities"). During this period, proved reserve additions from extensions and discoveries totaled 24 MMBOE.

The following table reflects the present value of estimated future net cash flows before income taxes from the production and sale of our estimated proved reserves reconciled to the standardized measure of discounted net cash flows (standardized measure) at December 31, 2013 (in millions):

Estimated undiscounted future net cash flows before income taxes	$19,647
Present value of estimated future net cash flows before income taxes (PV-10)[a,b]	$12,643
Discounted future income taxes	(3,226)
Standardized measure (refer to Note 21)	$9,417

a. In accordance with SEC guidelines, estimates of future net cash flows from our proved reserves and the present value thereof are made using the twelve-month average of the first-day-of-the-month historical reference prices as adjusted for location and quality differentials. Reference prices as of December 31, 2013, were $96.94 per barrel of oil and $3.67 per MMBtu of natural gas. These prices are held constant throughout the life of the oil and gas properties, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. In accordance with the guidelines and excluding the impact of derivative instruments, the average realized prices used in our reserve reports as of December 31, 2013, were $99.67 per barrel of oil and $3.64 per Mcf of natural gas. Our reference prices are the WTI spot price for crude oil and the Henry Hub spot price for natural gas and are calculated as the twelve-month average of the first-day-of-the-month historical prices.

b. The present value of estimated future net cash flows before income taxes (PV-10) is not considered a U.S. generally accepted accounting principle (GAAP) financial measure. We believe that our PV-10 presentation is an important measure and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves before taking into account the related future income taxes, as such taxes may differ among companies because of differences in the amounts and timing of deductible basis, net operating loss carryforwards and other factors. We believe investors use our PV-10 as a basis for comparison of the relative size and value of our proved reserves to the reserve estimates of other companies. PV-10 is not a measure of financial or operating performance under U.S. GAAP and is not intended to represent the current market value of our estimated oil and natural gas reserves. PV-10 should not be considered in isolation or as a substitute for the standardized measure of discounted future net cash flows as defined under U.S. GAAP.

Probable Reserves. All of our estimated probable oil and natural gas reserves at December 31, 2013, are based upon reserve reports prepared by the independent petroleum engineering firms of NSAI and Ryder Scott. Probable reserves are those additional reserves that are less certain to be recovered than proved reserves, but which, together with proved reserves, are as likely as not to be recovered. In addition to the uncertainties inherent in estimating quantities and values of proved reserves, probable reserves may be assigned to areas where data control or interpretations of available data are less certain even if the interpreted reservoir continuity of structure or productivity does not meet the reasonably certain criterion. Probable reserves may be assigned to areas that are structurally higher than the proved area if these areas are in communication with the proved reservoir. Probable reserve estimates also include potential incremental qualities associated with a greater percentage recovery of the hydrocarbons in place than assumed for proved reserves. Undeveloped reserves that meet the reasonably certain, economic and other requirements to be classified as proved undeveloped, except that they are not expected to be developed within five years, are classified as probable reserves. At December 31, 2013, our estimated probable oil and natural gas reserves totaled 184 MMBOE, of which 83 percent was comprised of oil (including NGLs).

	Probable Oil and Natural Gas Reserves
	Estimated at December 31, 2013
	Oil[a]	Natural Gas	Total
	(MMBbls)	(Bcf)	(MMBOE)
Probable Developed[b]:
Gulf of Mexico	22	34	28
Eagle Ford	1	2	2
California	5	1	5
Haynesville/Madden/Other	—	14	2
	28	51	37
Probable Undeveloped:
Gulf of Mexico	36	59	46
Eagle Ford	7	5	8
California	82	38	88
Haynesville/Madden/Other	—	32	5
	125	134	147
Total Probable Reserves	153	185	184

a. Includes 6 MMBbls of NGL probable reserves, consisting of 2 MMBbls of probable developed and 4 MMBbls of probable undeveloped.
b. Reflects reserves associated with incremental recovery from existing production/injection wells that require minimal to no future development costs and reserves associated with work performed on existing producers/injectors that do not meet the reasonable certainty requirements to be classified as proved reserves.

Internal Control and Qualifications of Third Party Engineers and Internal Staff. The technical personnel responsible for preparing the reserve estimates at NSAI and Ryder Scott meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Both NSAI and Ryder Scott are independent firms of petroleum engineers, geologists, geophysicists, and petrophysicists; neither firm owns an interest in our properties nor are employed on a contingent fee basis. Our internal reservoir engineering staff are led and overseen by our Vice President of Engineering, who has over 37 years of technical experience in petroleum engineering and reservoir evaluation and analysis. This individual directs the activities of our internal reservoir staff for the internal reserve estimation process and also to provide the appropriate data to NSAI and Ryder Scott for our year-end oil and natural gas reserves estimation process.

Drilling Activities
The following table provides the total number of wells that we drilled during the seven month period from June 1, 2013, to December 31, 2013:

	Gross	Net
Exploratory
Productive:
Oil	40	35
Gas	25	2
Dry	1	1
	66	38
Development
Productive:
Oil	71	66
Gas	23	8
Dry	1	1
	95	75
	161	113

At December 31, 2013, there were 36 gross exploratory and 60 gross development wells (23 net exploratory and 19 net development wells) in progress, including 50 gross wells (5 net wells) in progress in the Haynesville shale play and 36 gross wells (31 net wells) in progress in the Eagle Ford shale play.

Productive Wells
At December 31, 2013, we had working interests in 3,310 gross (3,153 net) active producing oil wells and 1,651 gross (238 net) active producing natural gas wells. One or more completions in the same well bore are considered one well. If any well in which one of the multiple completions is an oil completion, such well is classified as an oil well. At December 31, 2013, we owned interests in five gross wells containing multiple completions.

Item 1A. Risk Factors.

This report contains "forward-looking statements" within the meaning of United States (U.S.) federal securities laws. Forward-looking statements are all statements other than statements of historical facts, such as expectations relating to ore grades and milling rates; production and sales volumes; unit net cash costs; cash production costs per barrel of oil equivalent (BOE); operating cash flows; capital expenditures; exploration efforts and results; development and production activities and costs; liquidity; tax rates; the impact of copper, gold, molybdenum, cobalt and crude oil price changes; the impact of derivative positions; availability of power, water, labor and equipment; reclamation and closure costs and plans; litigation contingencies; political, economic and social conditions; the impact of deferred intercompany profits on earnings; reserve estimates; future dividend payments; debt reduction and share purchases. We undertake no obligation to update any forward-looking statements. Readers are cautioned that forward-looking statements are not guarantees of future performance and our actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that could cause our actual results to differ materially from those anticipated in the forward-looking statements include the following:

Financial risks

Declines in the market prices of copper, gold and/or oil could adversely affect our earnings, cash flows and asset values and, if sustained, could adversely affect our ability to repay debt. Fluctuations in the market prices of copper, gold or oil can cause significant volatility in our financial performance and adversely affect the trading prices of our debt and common stock.

Our financial results vary with fluctuations in the market prices of the commodities we produce, primarily copper, gold and oil, and to a lesser extent molybdenum, silver, cobalt and natural gas. For further information about the market prices of our primary commodities, refer to the discussion below and MD&A. A substantial or extended decline in the market prices of these commodities could have a material adverse effect on our financial results, the value of our assets and/or our ability to repay our debt and meet our other fixed obligations, and could depress the trading prices of our common stock and of our publicly traded debt securities.

Additionally, if the market prices for the commodities we produce decline for a sustained period of time, we may have to revise our operating plans, including curtailing production, halting or delaying expansion projects, reducing operating costs and capital expenditures and discontinuing certain exploration and development programs. We may be unable to decrease our costs in an amount sufficient to offset reductions in revenues, and may incur losses.

Fluctuations in commodities prices can occur because of varied and complex factors beyond our control, including:

•	Global supply and demand balances and inventory levels;

•	Global economic and geopolitical conditions;

•	Government regulatory, trade and tax policies;

•	Commodities investment activity and speculation;

•	Price and availability of substitute products; and

•	Changes in technology.

Copper prices may also be affected by demand from China, which has become the largest consumer of refined copper in the world, and by increases in demand for industrial products containing copper.

Factors particularly affecting gold prices may include the relative strength of the U.S. dollar to other currencies, inflation and interest rate expectations, purchases and sales of gold by governments and central banks, demand from China and India, two of the world’s largest consumers of gold, and demand for jewelry containing gold.

Crude oil prices may also be affected by actions of the Organization of the Petroleum Exporting Countries and other major oil producing nations; political and weather conditions in oil producing regions; transportation and refinery capacity; the amount of foreign imports of oil into the U.S.; and potential changes in U.S. laws restricting oil exports.

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

A decline in the price of crude oil, and to a lesser extent natural gas, could also result in a "ceiling" write-down of the carrying value of our proved oil and natural gas properties and/or of goodwill recorded in connection with our oil and gas acquisitions. At December 31, 2013, the ceiling with respect to our oil and gas properties exceeded the net capitalized costs of those properties by approximately 4 percent, and we did not record an impairment. Given the volatility of crude oil and natural gas prices, it is likely that our estimate of discounted future net revenues from proved oil and natural gas reserves will change in the near term. If crude oil and natural gas prices decline in the future, even if only by a small amount, impairments of our oil and gas properties could occur.

For further discussion of our accounting policies and estimates used in evaluating our oil and gas properties and goodwill for impairment, refer to Note 1 and MD&A. Any impairment charge related to our oil and gas properties or goodwill could have a material adverse effect on our results of operations and stockholders' equity, but would have no effect on cash flows.

Our debt and other financial commitments may limit our financial and operating flexibility.

At December 31, 2013, our total consolidated debt was $20.7 billion, including $17.2 billion incurred or assumed in connection with the acquisition of Plains Exploration & Production Company (PXP), and our total consolidated cash was $2.0 billion. Although we have been successful in repaying significant amounts of debt in the past, there can be no assurance that we can do so in the future. We also have various other financial commitments, including for reclamation and environmental obligations, take-or-pay contracts, derivative contracts and leases. Our level of indebtedness and other financial commitments could have important consequences to our business, including the following:

•	Limiting our flexibility in planning for, or reacting to, changes in the industries in which we operate;

•	Increasing our vulnerability to general adverse economic and industry conditions;

•
Limiting our ability to fund future working capital and capital expenditures, to engage in future development activities, or to otherwise realize the value of our assets and opportunities fully because of the need to dedicate a substantial portion of our cash flows from operations to payments on our debt; or

•	Placing us at a competitive disadvantage compared to our competitors that have less debt and/or fewer financial commitments.

In addition, a future downgrade in our credit rating could negatively affect our cost of and ability to access capital. At December 31, 2013, our senior unsecured debt was rated "BBB" with a negative outlook by Standard and Poor’s, "BBB" with a stable outlook by Fitch Ratings, and "Baa3" with a stable outlook by Moody’s Investors Service. We cannot be assured that our credit ratings will not be downgraded in the future. In addition, a downgrade could affect our requirements to provide significant financial assurance of our performance under certain legal requirements and contractual arrangements. Refer to the following risk factor for more information.

Under U.S. federal and state laws that require closure and reclamation plans for our mines, we generally are required to provide financial assurance sufficient to allow a third party to implement those plans if we are unable to do so. We are also required to provide bonds or other forms of financial assurance in connection with our oil and gas operations. The failure to comply with these requirements could have a material adverse effect on us.

We are required by U.S. federal and state mining laws to provide financial assurance sufficient to allow a third party to implement approved closure and reclamation plans if we are unable to do so. The U.S. Environmental Protection

Agency (EPA) and state agencies may also seek financial assurance for investigation and remediation actions that are required under settlements of enforcement actions under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or equivalent state regulations.

With respect to our mining operations, most of our financial assurance obligations are imposed by state laws that vary significantly by jurisdiction. Currently there are no financial assurance requirements under CERCLA, but in July 2009, EPA published a notice identifying classes of facilities within the hardrock mining industry for which the agency will develop financial responsibility requirements under CERCLA. In EPA's semi-annual regulatory agenda issued in November 2013, EPA indicated that it intends to propose regulations regarding hardrock mining financial responsibility in August 2016. It is uncertain how the new requirements, if promulgated, will affect the amount and form of our existing and future financial assurance obligations.

We are also subject to financial assurance requirements in connection with our oil and gas operations under both state and federal laws. For example, permits, bonding and insurance are required to drill, operate, and plug and abandon wells. Also, the Bureau of Ocean Energy Management (BOEM) and the Bureau of Safety and Environmental Enforcement (BSEE) regulations applicable to lessees in federal waters require that lessees have substantial U.S. assets and net worth or post bonds or other acceptable financial assurance that the regulatory obligations will be met. Financial responsibility requirements are also required under the Oil Pollution Act of 1990 to cover containment and cleanup costs resulting from an oil spill.

BOEM has signaled its intention to redesign and implement revised financial assurance requirements associated with offshore plugging and abandonment obligations. BOEM has recently taken a stricter approach regarding the level of decommissioning liabilities to be included in its financial test for purposes of determining eligibility for exemption from financial assurance requirements. It is uncertain whether additional changes will be implemented by the BOEM and how these changes might affect the form and amount of our existing and future financial assurance obligations associated with our offshore activities in federal waters.

As of December 31, 2013, our financial assurance obligations associated with closure, reclamation and remediation in our mining and plugging and abandonment obligations in our oil and gas operations totaled approximately $2.4 billion, and a substantial portion of these obligations were satisfied by FCX guarantees and financial capability demonstrations. If our financial condition were to deteriorate substantially or our credit rating were downgraded, we may be required to provide additional or alternative forms of financial assurance, such as letters of credit, surety bonds or collateral. These other forms of assurance would be costly to provide and, depending on our financial condition and market conditions, may be difficult or impossible to obtain. Failure to provide the required financial assurance could result in the closure of mines or suspension of the affected oil and gas operations.

For additional information, refer to the environmental risk factor "Mine closure regulations impose substantial costs on our operations. We also have plugging and abandonment obligations relating to our oil and gas operations."

Movements in foreign currency exchange rates could negatively affect our operating results.

The functional currency for most of our operations is the U.S. dollar. All of our revenues and a significant portion of our costs are denominated in U.S. dollars; however, some costs and certain asset and liability accounts are denominated in local currencies, including the Indonesian rupiah, Australian dollar, Chilean peso, Peruvian nuevo sol and euro. Generally, our results are positively affected when the U.S. dollar strengthens in relation to those foreign currencies and adversely affected when the U.S. dollar weakens in relation to those foreign currencies. Refer to Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" for a summary of the estimated impact of changes in foreign currency rates on our annual operating costs.

From time to time, we may implement currency hedges intended to reduce our exposure to changes in foreign currency exchange rates; however, our hedging strategies may not be successful, and any of our unhedged foreign currency payments will continue to be subject to market fluctuations.

International risks

Our international operations are subject to political, social and geographic risks of doing business in countries outside the U.S.

We are a U.S.-based natural resource company with substantial mining assets located outside of the U.S. (as of December 31, 2013, substantially all of our oil and gas operations were in the U.S.). We conduct international mining operations in Indonesia, Peru, Chile and the Democratic Republic of Congo (DRC). Accordingly, in addition to the usual risks associated with conducting business in countries outside the U.S., our business may be adversely affected by political, economic and social uncertainties in each of these countries. Risks of conducting business in countries outside of the U.S. include:

•	Renegotiation, cancellation or forced modification of existing contracts;

•	Expropriation or nationalization of property;

•
Changes in another country's laws, regulations and policies, including those relating to labor, taxation, royalties, divestment, imports, exports, trade regulations, currency and environmental matters, which because of rising "resource nationalism" in countries around the world, may impose increasingly onerous requirements on foreign operations and investment;

•	Political instability, bribery, extortion, corruption, civil strife, acts of war, guerrilla activities, insurrection and terrorism;

•
Changes in the aspirations and expectations of local communities in which we operate with respect to our contributions to employee health and safety, infrastructure and community development and other factors that may affect our social license to operate, all of which lead to increased costs;

•	Foreign exchange controls; and

•
The risk of having to submit to the jurisdiction of an international court or arbitration panel or having to enforce the judgment of an international court or arbitration panel against a sovereign nation within its own territory.

Our insurance does not cover most losses caused by the above described risks. Accordingly, our exploration, development and production activities outside of the U.S. may be substantially affected by many unpredictable factors beyond our control, some of which could materially and adversely affect our results of operations and financial condition.

Our international operations must comply with the U.S. Foreign Corrupt Practices Act and similar anti-corruption and anti-bribery laws of the other jurisdictions in which we operate. There has been a substantial increase in the global enforcement of these laws. Although we have a compliance program in place designed to reduce the likelihood of violations of such laws, any violation could result in significant criminal or civil fines and penalties, litigation, and loss of operating licenses or permits, and may damage our reputation, which could have a material adverse effect on our business, results of operations and financial condition.

We are involved in several significant tax proceedings and other tax matters with the Indonesian and Peruvian tax authorities (refer to Note 12 for further discussion of these matters). Other risks specific to certain countries in which we operate are discussed in more detail below.

Because our Grasberg minerals district is our most significant operating asset, our business may continue to be adversely affected by political, economic and social uncertainties and security risks in Indonesia.

Our mining operations in Indonesia are conducted by our subsidiary PT Freeport Indonesia (PT-FI) pursuant to a Contract of Work (COW) with the Indonesian government. Maintaining a good working relationship with the Indonesian government is important to us because of the significance of our Indonesia operations to our business, and because our mining operations there are among Indonesia's most significant business enterprises. Partially because of their significance to Indonesia's economy, the environmentally sensitive area in which they are located, and the number of people employed, our Indonesia operations have been the subject of political debates and of criticism in the Indonesian press, and have been the target of protests and occasional violence.

In 2009, Indonesia enacted a mining law (2009 Mining Law), which operates under a licensing system that is significantly less protective of licensees than the contract of work system that governs PT-FI. The 2009 Mining Law and the regulations issued pursuant to that law provide that contracts of work would continue to be honored until their expiration. However, the regulations, including those issued in January 2014, attempt to apply certain provisions of the 2009 Mining Law and regulations to existing contracts of work and seek to apply the licensing system to any extension periods of contracts of work.

In January 2012, the President of Indonesia issued a decree calling for the creation of a team of Ministers to evaluate contracts of work for adjustment to the 2009 Mining Law and to take steps to assess and determine the Indonesian government's position on reduction to the size of contract concessions, increasing government revenues and domestic processing of minerals. We have been engaged in discussions with officials of the Indonesian government to complete this evaluation process and obtain an extension of the PT-FI COW beyond its primary term ending in 2021 to 2041, as provided under the terms of the COW, which can only be modified by mutual agreement between PT-FI and the Indonesian government. We cannot predict the outcome of our engagement with the Indonesian government regarding the relationship between the 2009 Mining Law and related regulations and our COW, nor whether or on what terms we will be able to secure an extension of our COW, but the outcome of these discussions may result in revisions to certain terms of the COW.

In January 2014, the Indonesian government published regulations providing that holders of contracts of work with existing processing facilities in Indonesia may continue to export product through January 12, 2017, but established new requirements for the continued export of copper concentrates, including the imposition of a progressive export duty on copper concentrates in the amount of 25 percent in 2014, rising to 60 percent by mid-2016. PT-FI’s COW authorizes it to export concentrates and specifies the taxes and other fiscal terms available to its operations. The COW states that PT-FI shall not be subject to taxes, duties or fees subsequently imposed or approved by the Indonesian government except as expressly provided in the COW. Additionally, PT-FI complied with the requirements of its COW for local processing by arranging for the construction and commissioning of Indonesia’s only copper smelter and refinery, which is owned and operated by PT Smelting (PT-FI's 25 percent owned smelter).

The January 2014 regulations conflict with PT-FI’s contractual rights under its COW. We are working with the Indonesian government to clarify the situation and to defend PT-FI’s rights under its COW. PT-FI is also seeking to obtain the required administrative permits for 2014 exports, which have been delayed as a result of the new regulations.

As of February 21, 2014, PT-FI has not obtained administrative approval for 2014 exports. PT-FI has implemented near-term changes to its operations to coordinate its concentrate production with PT Smelting’s operating plans. Since mid-January 2014, PT-FI’s milling rate has averaged approximately 112,000 metric tons of ore per day, which is approximately half of normal rates. PT-FI is engaging with the government of Indonesia to reach a resolution that would enable PT-FI to resume normal operations as soon as possible. In the event that PT-FI is unable to resume normal operations for an extended period, we plan to consider further actions, including constraining operating costs, deferring capital expenditures and implementing workforce reductions. PT-FI may also be required to declare force majeure under its concentrate sales agreements.

In April 2014, Indonesia will hold elections for legislators at the national, provincial and district levels. The presidential election will be held in July 2014, with a run-off in September 2014, if required. The outcome of these elections could affect the country’s policies pertaining to foreign investment.

Indonesia has also faced separatist movements and civil and religious strife in a number of provinces. Several separatist groups have sought political independence for the province of Papua, where our Grasberg minerals district is located. In response, Indonesia enacted regional autonomy laws, which became effective January 1, 2001. The manner in which those laws are being implemented and the degree of political and economic autonomy they may bring to individual provinces, including Papua, remain uncertain and continue to be ongoing issues in Indonesian politics. In Papua, there have been sporadic attacks on civilians by separatists and sporadic but highly publicized conflicts between separatists and the Indonesian military. Social, economic and political instability in Papua could materially and adversely affect us if it results in damage to our property or interruption of our Indonesian operations.

Since July 2009 there have been 51 incidents in and around the Grasberg minerals district, including along the road leading to our mining and milling operations, which have resulted in 17 fatalities and 59 injuries. The safety of our workforce is a critical concern, and PT-FI continues to work with the Indonesian government to address security issues. The investigation of these incidents is ongoing. We also continue to limit the use of the road leading to our mining and milling operations to secured convoys. Any additional prolonged limitations on access to the road could adversely affect our Indonesian operations.

Large numbers of illegal miners continue to operate along the river used to transport the tailings from the mill to PT-FI's government-approved tailings management area in the lowlands. The illegal miners have periodically clashed with police who have attempted unsuccessfully for years to move them away from our facilities. In 2006, the illegal miners temporarily blocked the road leading to the Grasberg mine and mill in protest, and PT-FI temporarily suspended mining and milling operations as a precautionary measure.

We cannot predict whether additional incidents will occur that could disrupt or suspend our Indonesian operations. If other disruptive incidents occur, they could adversely affect our results of operations and financial condition in ways that we cannot predict at this time.

For discussion of labor disruptions at PT-FI, refer to the operational risk factor "Labor unrest and activism could disrupt our operations and may adversely affect our business, financial condition, results of operations and prospects."

We will not mine all of our ore reserves in Indonesia before the initial term of our COW expires.

The initial term of PT-FI's COW expires in 2021, but can be extended for two 10-year periods subject to Indonesian government approval, which pursuant to the COW cannot be withheld or delayed unreasonably. Our proven and probable ore reserves in Indonesia reflect estimates of minerals that can be recovered through the end of 2041, and our current mine plan and planned operations are based on the assumption that we will receive the two 10-year extensions. As a result, we will not mine all of these ore reserves during the initial term of the current COW. Prior to the end of 2021, we expect to mine 26 percent of aggregate proven and probable recoverable ore at December 31, 2013, representing 32 percent of PT-FI's share of recoverable copper reserves and 45 percent of its share of recoverable gold reserves. There can be no assurance that the Indonesian government will approve our COW extensions. For further discussion, refer to the above risk factor "Because our Grasberg minerals district is our most significant operating asset, our business may continue to be adversely affected by political, economic and social uncertainties and security risks in Indonesia."

PT-FI's COW may be subject to termination if we do not comply with our contractual obligations, and if a dispute arises, we may have to submit to the jurisdiction of an international arbitration panel.

PT-FI's COW was entered into under Indonesia's 1967 Foreign Capital Investment Law, which provides guarantees of remittance rights and protection against nationalization. The COW may be subject to termination by the Indonesian government if we do not satisfy our contractual obligations, which include the payment of royalties and taxes to the government and the satisfaction of certain mining, environmental, safety and health requirements.

Certain Indonesian laws and regulations may conflict with the mining rights established under the COW. Although the COW grants to PT-FI the unencumbered right to operate in accordance with the COW, government agencies may seek to impose additional restrictions on PT-FI that could affect exploration and operating requirements. For discussion of the regulations published in January 2014 by the Indonesian government, which conflict with our COW, refer to the risk factor "Because our Grasberg minerals district is our most significant operating asset, our business may continue to be adversely affected by political, economic and social uncertainties and security risks in Indonesia."

At times, certain government officials and others in Indonesia have questioned the validity of contracts entered into by the Indonesian government prior to May 1998 (i.e., during the Suharto regime, which lasted over 30 years), including PT-FI's COW, which was signed in December 1991. We cannot provide assurance that the validity of, or our compliance with, the COW will not be challenged for political or other reasons.

PT-FI's COW requires that disputes with the Indonesian government be submitted to international arbitration. Accordingly, if a dispute arises under the COW, we face the risk of having to submit to the jurisdiction of an international arbitration panel, and if we prevail in such a dispute, we will face the additional risk of having to enforce the judgment of an international arbitration panel against Indonesia within its own territory. Additionally, our operations may be adversely affected while resolution of a dispute is pending.

The Tenke Fungurume (Tenke) minerals district is located in the Katanga province of the DRC, and may be adversely affected by security risks and political, economic and social instability in the DRC.

Since gaining independence in 1960, the DRC has undergone outbreaks of violence, changes in national leadership and financial crises. These factors heighten the risk of abrupt changes in the national policy toward foreign investors, which in turn could result in unilateral modification of concessions or contracts, increased taxation, denial of permits or permit renewals or expropriation of assets. As part of a review of all mining contracts by the Ministry of Mines (the Ministry) in the DRC, in February 2008, we received notification that the Ministry wished to renegotiate several material provisions of Tenke Fungurume Mining S.A.R.L.'s (TFM) mining contracts. In October 2010, the DRC government concluded its review of TFM's existing mining contracts and confirmed that they are in good standing. In connection with the review, several amendments were made to TFM’s mining contracts and governing documents, and in March 2012, FCX's effective ownership in TFM was reduced from 57.75 percent to 56 percent.

Political, economic, social and security risks in the DRC are generally outside of our control and could adversely affect our business. These risks include legal and regulatory uncertainties; exposure to an environment of governmental corruption and bribery; attempts to increase taxes or claims for fees and penalties by governmental officials, including retroactive claims; administrative disputes; security risks resulting from political instability in the DRC; and risk of loss because of civil strife, acts of war, guerrilla activities, insurrection and terrorism.

In addition to ongoing conflict in the eastern region of the DRC, there have been acts of violence in the Katanga province where the Tenke minerals district is located. The safety of our workforce at all of our operations is our highest priority, and TFM works cooperatively with government officials to address security issues; however, no assurance can be given that conflict or random acts of violence will not occur near or impact Tenke's operations.

Accordingly, our Tenke operations and future development activities at the Tenke minerals district may be substantially affected by factors beyond our control, any of which could interrupt TFM’s operations or future development activities, which could have a material adverse effect on our results of operations and financial condition.

Operational risks

Our mining and oil and gas operations are subject to operational risks that could adversely affect our business.

Mining. Mines by their nature are subject to many operational risks, some of which are outside of our control, and many of which are not covered fully, or in some cases even partially, by insurance. These operational risks, which could adversely affect our business, operating results and cash flow, include the following:

•	Earthquakes, floods and other natural disasters;

•	The occurrence of unexpected weather or operating conditions and other force majeure events;

•	The failure of equipment or processes to operate in accordance with specifications, design or expectations;

•	Accidents;

•	Wall failures and rock slides in our open-pit mines, and structural collapses in our underground mines;

•	Interruption of energy supply;

•	Lower than expected ore grades or recovery rates;

•	Metallurgical and other processing problems;

•	Unanticipated ground and water conditions;

•	Adverse claims to water rights, adverse outcomes of pending water adjudications and physical shortages of water to which we have legal rights;

•	Adjacent land ownership or usage that results in constraints on current or future mine operations;

•	Delays in the receipt of or failure to receive necessary government authorizations, approvals or permits;

•	Delays in transportation and disruptions of supply routes; and

•	The inability to obtain satisfactory insurance coverage.

Managing the volume of waste rock, leach material and tailings produced in our mining operations also presents significant environmental, safety and engineering challenges and risks. We maintain large leach pads and tailings impoundments containing viscous material, which are monitored for structural stability and leakages; our tailings impoundments in arid areas must have effective programs to suppress fugitive dust emissions; and we must effectively monitor and treat acid rock drainage. In Indonesia, we use a river transport system for tailings management, which presents other risks, as discussed elsewhere in these risk factors. The failure to adequately manage these risks could result in significant personal injury, loss of life, property damage and damage to the environment, both in and around our areas of operations, as well as damage to production facilities and delays in or curtailments of production.

Oil and gas. Our oil and gas operations are also subject to operating hazards, including well blowouts, cratering, explosions, fires, uncontrollable flows of oil, gas or well fluids and pipeline ruptures, as well as natural disasters such as earthquakes, mudslides and hurricanes. Our operations in California, including transportation of oil by pipelines within the city and county of Los Angeles, are especially susceptible to damage from earthquakes and involve increased risks of personal injury, property damage and marketing interruptions because of the population density of southern California. Our operations in the Gulf of Mexico (GOM) and Gulf Coast region are particularly susceptible to interruption and damage from hurricanes. Any of these operating hazards could cause personal injuries, fatalities, oil spills, discharge of hazardous substances into the air, soil, water and groundwater and other property or environmental damage, lost production and revenue, remediation and clean-up costs and liability for damages, all of which could adversely affect our financial condition and results of operations and may not be fully covered by our insurance. Further, drilling, completing, and operating wells may also be delayed or canceled as a result of a variety of factors, including unexpected geologic conditions, increases in the cost of or shortages or delays in the availability of drilling rigs and equipment, and delays in the issuance of required permits by governmental agencies.

Increased production costs could reduce our profitability and cash flows.

Our copper mining operations require significant energy, principally diesel, electricity, coal and natural gas, most of which is obtained from third parties under long-term contracts. For the year 2013, energy represented approximately 20 percent of our consolidated copper production costs. An inability to procure sufficient fuel and energy at reasonable prices could adversely affect our financial condition and results of operations. Our consolidated copper production costs are also affected by the prices of commodities we use in our operations, such as sulphuric acid, grinding media, steel, reagents, liners, tires and explosives. The prices of such commodities are influenced by supply and demand trends affecting the mining industry in general and other factors outside our control, and such prices are at times subject to volatile movements. Increases in the costs of commodities that we consume or use may also significantly affect the capital costs of new projects.

In our oil and gas operations, increased costs or unavailability of drilling rigs, workboats, experienced personnel, or other equipment, supplies or oil field services, which may occur particularly during times of increased industry activity, may adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget, and could have a material adverse effect on the financial performance of our oil and gas operations.

Labor unrest and activism could disrupt our operations and may adversely affect our business, financial condition, results of operations and prospects.

As further described in Part I, Items 1 and 2 "Business and Properties" we are party to labor agreements with various unions that represent employees at certain of our mining operations (none of the employees of our oil and gas operations are represented by a union or covered by a collective labor agreement). Labor agreements are negotiated on a periodic basis, and the risk exists that labor agreements may not be renewed on reasonably satisfactory terms to us or at all. Issues that may be raised by the collective bargaining units representing our employees are unpredictable and, if raised, negotiations concerning those issues may not be concluded successfully. Our production and sales volumes could be significantly reduced and our business, financial condition and results of operations adversely affected by significant reductions in productivity or protracted work stoppages at one or more of our operations. Additionally, if we enter into a new labor agreement with any union that significantly increases our labor costs relative to our competitors, our ability to compete may be materially and adversely affected.

During 2011, PT-FI was adversely affected by labor disruptions, including an eight-day work stoppage in July 2011 and an approximate three-month strike that concluded in December 2011. The strike involved civil unrest, transportation blockades, sabotage of important operating facilities and violence. Additionally, during first-quarter 2012, PT-FI experienced work interruptions in connection with its efforts to resume normal operations and temporarily suspended operations. In October 2013, PT-FI entered into a new biennial labor agreement.

In fourth-quarter 2011, there was an approximate two-month labor strike at Cerro Verde during the negotiation of a new labor agreement. The strike did not have a significant impact on production, and a new three-year agreement with the union was reached in late December 2011. In November 2013, Cerro Verde entered into a new four-year labor agreement with its union, which is effective upon the expiration of the current agreement, beginning September 1, 2014.

As of December 31, 2013, 49 percent of our labor force was covered by collective bargaining agreements, and one percent of our labor force is covered by agreements that will expire during 2014. If we do not successfully negotiate new collective bargaining agreements with our union workers, we may incur prolonged strikes and other work stoppages at our mining operations, which could adversely affect our financial condition and results of operations.

Our mining production depends on the availability of sufficient water supplies.

Our mining operations require significant quantities of water for mining, ore processing and related support facilities. Most of our mining operations in North and South America are in areas where water is scarce and competition among users for continuing access to water is significant. Continuous production at our mines is dependent on our ability to maintain our water rights and claims, and the continuing physical availability of the water supplies.

At our North America mining operations, certain of our water supplies are supported by surface water rights, which allow us to use public waters for a statutorily defined beneficial use at a designated location. In Arizona, we are a participant in two active general stream adjudications in which the Arizona courts have been attempting, for over 30 years, to quantify and prioritize surface water claims for two of the state's largest river systems, which affect four of our operating mines (Morenci, Safford, Sierrita and Miami). The legal precedent set in these proceedings may also affect our Bagdad mine. Groundwater has historically been treated differently from surface water under Arizona law, which has generally allowed land owners to pump at will, subject to the doctrine of reasonable use. However, court decisions in one of the adjudications have concluded that groundwater pumping may affect surface water, thereby bringing the pumping within the jurisdiction of the general stream adjudications. The effort to define the boundaries between groundwater and surface water remains contested, however, and is currently a primary focus of one of those adjudications. Because groundwater accounts for approximately 40 percent of Arizona’s water supplies, the re-characterization of any significant portion of that water as surface water could jeopardize the ability of consumers, farmers, ranchers, municipalities, and industrial users like us, to continue to access water supplies that have been relied on for decades. Because we are a significant user of groundwater in Arizona, we are an active participant in the adjudication proceedings.

In Colorado, our surface water and groundwater rights are subject to adjudication and we are involved in legal proceedings to resolve disputes regarding priority and administration of rights, including priority of some of our rights for the Climax molybdenum mine. In New Mexico, our surface water and groundwater rights are fully licensed or have been fully adjudicated.

Water for our Cerro Verde mining operation in Peru comes from renewable sources through a series of storage reservoirs on the Rio Chili watershed that collect water primarily from seasonal precipitation. Due to occasional drought conditions and the possibility that climate change will reduce precipitation levels, temporary supply shortages are possible that could affect our current and planned Cerro Verde operations. Cerro Verde completed studies to assess opportunities for additional water supplies to support current operations and potential future expansion projects. Cerro Verde has reached agreements with the Regional Government of Arequipa, the National Government, the local water utility Servicio de Agua Potable y Alcantarillado de Arequipa S.A. (SEDAPAR), and other local institutions to allow it to finance, engineer and construct a wastewater treatment plant for the city of Arequipa. Cerro Verde has obtained authorization to reuse an annual average of one cubic meter per second of the treated water, which is expected to supplement existing water supplies to support the concentrator expansion.

Water for our El Abra mining operation in Chile comes from the continued pumping of groundwater from the Salar de Ascotán aquifer. In 2010, El Abra obtained regulatory approval, subject to certain conditions, for the continued pumping of groundwater from the Salar de Ascotán aquifer for its sulfide processing plant, which began operations in 2011. El Abra has sufficient water rights to support current operations; however, a change to the sulfide ore project, such as increased production or mill processing, would require additional water beyond our allowable groundwater pumping, which is permitted through 2021. El Abra is conducting studies to assess the feasibility of constructing a desalination plant near the Pacific Ocean to treat seawater for possible increased sulfide ore production or mill processing.

Water for our Candelaria and Ojos del Salado mining operations in Chile comes from a nearby wastewater treatment facility and our desalination plant and pipeline that were completed in 2013. Both of these sources will supply Candelaria's and Ojos del Salado’s long-term water needs.

Although each of our mining operations currently has access to sufficient water supplies to support current operational demands, some supplies are subject to unresolved claims by others, and additional supplies that may be needed to support expanded operations are expensive, in short supply, and can be difficult to access because of logistical and legal obstacles. Moreover, we cannot predict the potential outcome of pending or future legal proceedings on our water rights, claims and uses. Loss of a water right, loss of continued use of a currently available water supply, or inability to expand our water resources could materially and adversely affect our mining operations, by significantly increasing the cost of water, forcing us to curtail operations, preventing us from expanding operations or forcing premature closures, thereby increasing and/or accelerating costs or foregoing profitable operations.

In addition to the usual risks encountered in the mining industry, our Indonesia operations involve additional risks because they are located on unusually difficult terrain in a very remote area.

The Grasberg minerals district is located in steep mountainous terrain in a remote area of Indonesia. These conditions require us to overcome special engineering difficulties and develop extensive infrastructure facilities. In addition, the area receives considerable rainfall, which has led to periodic floods and mudslides. The mine site is also in an active seismic area and has experienced earth tremors from time to time. Our insurance may not sufficiently cover an unexpected natural or operating disaster.

In May 2013, a tragic accident, which resulted in 28 fatalities and 10 injuries, occurred at PT-FI when the rock structure above an underground ceiling for a training facility collapsed. While the accident occurred outside the area of mining operations, PT-FI temporarily suspended mining and processing activities at the Grasberg complex to conduct inspections of its facilities in coordination with Indonesian government authorities. Following approval from Indonesia's Department of Energy and Mineral Resources, PT-FI resumed open-pit mining and concentrating activities at its Grasberg operations on June 24, 2013, and resumed underground operations on July 9, 2013.

In April 2011, two PT-FI employees died in an accident when a portion of the DOZ underground mine experienced an uncontrolled muck flow. The area was temporarily shut down during the investigation of the accident. We have experienced mud/topsoil slides and slippages of material in and near our open-pit operations in the past, which have since October 2003 resulted in 11 fatalities and some production delays.

No assurance can be given that similar events will not occur in the future.

In addition to the usual risks encountered in the mining industry, our Africa mining operations involve additional risks because it is located in a remote area of the DRC.

The Tenke minerals district is located in a remote area of the DRC and is subject to additional challenges, including severely limited infrastructure, including road, bridge and rail access that is in disrepair and receives minimal maintenance; limited and unreliable energy supply from antiquated equipment and from power distribution corridors that are not maintained; challenges in obtaining experienced personnel; security risks; and limited health care in an area plagued by disease and other potential endemic health issues, including malaria, cholera and HIV.

Additionally, because of limited rail access, we currently truck a significant portion of the production from the Tenke mines approximately 1,900 miles to ports in South Africa. The Tenke minerals district and its future development may be substantially affected by factors beyond our control, which could adversely affect their contribution to our operating results and increase the cost of future development.

Our reserves are estimates, and actual recoveries may vary significantly.

There are numerous uncertainties and assumptions inherent in estimating mineral and oil and natural gas reserves, and geological, technical and economic assumptions that are valid at the time of estimation may change significantly when new information becomes available. Assumptions and estimates include the geology of the ore body or reservoir, development methods to be used and projected operating costs. Fluctuations in these variables and in commodities prices may result in lower grade reserves or resources being deemed uneconomic, and could lead to a reduction in reserves or resources. Our actual recoveries may vary significantly from our estimated reserves. Decreases in estimated reserves could result in prospective increases in our depreciation, depletion and amortization expense, which could have a significant negative impact on our results of operations, and could also result in impairment charges. Refer to Notes 1, 20 and 21 and MD&A for further discussion.

We must continually replace reserves depleted by production, but our exploration activities may not result in additional discoveries.

Our existing mineral and oil and natural gas reserves will be depleted over time by production from our operations. Because our profits are derived from our mining and oil and gas operations, our ability to replenish our reserves is essential to our long-term success. Our exploration projects involve many risks, require substantial expenditures and may not result in the discovery of additional deposits or reservoirs that can be produced profitably. We may not be able to discover, enhance, develop or acquire reserves in sufficient quantities to maintain or grow our current reserve levels, which could negatively affect our business and prospects.

Development projects are inherently risky and may require more capital than anticipated, which could adversely affect our business.

There are many risks and uncertainties inherent in all development projects (refer to MD&A for further discussion of our current development projects). The economic feasibility of development projects is based on many factors, including the accuracy of estimated reserves, estimated capital and operating costs, and estimated future prices of the relevant commodity. The capital expenditures and time required to develop new mines, wells, or other projects are considerable, and changes in costs or construction or drilling schedules can adversely affect project economics. Key factors that may affect the timing, costs and outcome of such projects include the following:

•	Geologic, geotechnical, hydrogeologic and weather conditions;

•	Hiring and training of personnel;

•	Issuance of necessary permits and licenses by governmental agencies;

•	Civil and political environment of the country or region in which the project is located; and

•	Access to or development of supporting infrastructure and availability of critical equipment.

New development projects have no operating history upon which to base estimates of future cash flow. The actual costs, production rates and economic returns of our development projects may differ materially from our estimates, which may have a material adverse impact on our business and results of operations.

Operations in the Deepwater GOM present greater operating risks than operations in the shallower waters or onshore. In addition, our shallow water and onshore operations that target ultra-deep prospects involve greater risks and costs than conventional GOM Shelf and onshore Gulf Coast prospects.

The Deepwater GOM area presents significant challenges because of risks associated with geological complexity, water depth and higher drilling and development costs, any of which can cause substantial cost overruns. The Deepwater GOM also lacks the infrastructure present in shallower waters, which can result in significant delays in obtaining or maintaining production. As a result, deepwater operations may require significant time between a discovery and marketability, thereby increasing the financial risk of these operations.

Our Inboard Lower Tertiary/Cretaceous exploration prospects target formations below the salt weld on the GOM Shelf and onshore in South Louisiana. These targets have not traditionally been the subject of exploratory activity in these regions, so that little direct comparative data is available. To date, there has been no production of hydrocarbons from Inboard Lower Tertiary/Cretaceous reservoirs in these areas. The lack of comparative data and the limitations of diagnostic tools operating in the extreme temperatures and pressures encountered at these depths make it difficult to predict reservoir quality and well performance of these formations. Wells drilled in these formations are also significantly more expensive to drill and complete than wells drilled to more conventional depths. Major contributors to such increased costs include far higher temperatures and pressures encountered down hole, longer drilling times and the cost and extended procurement time related to the specialized equipment required to drill and complete these types of wells.

Our operations are subject to extensive regulations, some of which require permits and other approvals. These regulations increase our costs and in some circumstances may delay or suspend our operations.

Our operations are subject to extensive and complex laws and regulations that are subject to change and to changing interpretation by governmental agencies and other bodies vested with broad supervisory authority. As a natural resource company, compliance with environmental legal requirements is an integral and costly part of our business. For additional information, see "Environmental risks." We are also subject to extensive regulation of worker health and safety, including the requirements of the U.S. federal Occupational Safety and Health Act and similar laws of other jurisdictions. In the U.S., the operation of our mines is subject to regulation by the U.S. Mine Safety and Health Administration (MSHA) under the Federal Mine Safety and Health Act of 1977. MSHA inspects our mines on a regular basis and issues citations and orders when it believes a violation has occurred. If such inspections result in an alleged violation, we may be subject to fines and penalties and, in instances of alleged significant violations, our mining operations could be subject to temporary or extended closures.

Our oil and gas operations are subject to extensive laws and regulations that require, among other things, permits for the drilling and operation of wells and bonding and insurance to drill, operate and plug and abandon wells, and that regulate the safety of our pipelines. Our U.S. offshore operations in federal waters are subject to broad regulation by the BOEM/BSEE, which among other things must issue permits in connection with our exploration, drilling, development and production plans. Under certain circumstances BOEM/BSEE may impose penalties and may suspend or terminate any of our operations on federal leases. Many other governmental bodies regulate our operations, and our failure to comply with these legal requirements can result in substantial penalties. In addition, new laws and regulations or changes to existing laws and regulations and new interpretations of existing laws and regulations by courts or regulatory authorities occur regularly, but are difficult to predict. Any such variations could have a material adverse effect on our business and prospects.

Certain of our undeveloped oil and gas leasehold acreage is subject to leases that will expire over the next several years unless production is established on units containing the acreage.

Approximately 41 percent of our total U.S. net undeveloped acres are covered by leases that expire from 2014 to 2016. With respect to our undeveloped oil and gas leaseholds, unless production in paying quantities is established on units during the term of the leases, the leases will expire. If leases expire and we are unable to renew or obtain new leases, we will lose our right to develop those properties. Our drilling plans are subject to change based upon various factors, including drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints, and regulatory approvals. Refer to Items 1. and 2. "Business and Properties" for further discussion of our oil and gas operations' acreage.

We have limited control over the development of oil and gas properties in which we have an interest but do not operate.

Certain of our oil and gas properties, including Lucius, Ram Powell, Lineham Creek, Haynesville and portions of our Eagle Ford acreage, are operated by other companies and involve third party working interest owners. As a result, we have limited ability to influence or control the operation or future development of such properties, including compliance with environmental, safety and other regulations, or the amount of capital expenditures that we will be required to fund with respect to such properties. Additionally, we are dependent on the other working interest owners of such projects to fund their contractual share of the operating costs and capital expenditures of such projects. These limitations and our dependence on the operator and other working interest owners for their operation and/or funding of these projects could cause us to incur unexpected future costs, result in lower production and materially and adversely affect our results of operations and financial condition.

Our business may be adversely affected by information technology disruptions.

Cybersecurity incidents are increasing in frequency, evolving in nature and include, but are not limited to, installation of malicious software, unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data. We have experienced cybersecurity incidents in the past and may experience them in the future. We believe that we have implemented appropriate measures to mitigate potential risks. However, given the unpredictability of the timing, nature and scope of information technology disruptions, we could be subject to manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our financial condition and results of operations.

Environmental risks

Our operations are subject to complex and evolving environmental laws and regulations. Compliance with environmental regulatory requirements involves significant costs and may constrain our expansion opportunities.

Our operations, both in the U.S. and internationally, are subject to extensive environmental laws and regulations governing the generation, transportation and disposal of hazardous substances, waste disposal, air emissions, water discharges, remediation, restoration and reclamation of environmental contamination, including oil spill cleanup, mine closure and well plug and abandonment requirements, protection of endangered and protected species, and other related matters. In addition, we must obtain regulatory permits and approvals to start, continue and expand operations. Laws such as CERCLA and similar state laws may subject us to joint and several liability for environmental damages caused by previous owners or operators of properties we acquired or are currently operating or at sites where we sent materials for processing, recycling or disposal. As discussed in more detail in the next risk factor, we have substantial obligations for environmental remediation on mining properties previously owned or operated by Freeport-McMoRan Corporation (FMC) and certain of its affiliates. Some of our onshore California oil and gas fields have been in operation for more than 100 years, and current or future legal requirements may impose substantial expenditures to remediate the properties or to otherwise comply with these requirements. Noncompliance with these laws and regulations could result in material penalties or other liabilities. In addition, compliance with these laws may from time to time result in delays in or changes to our development or expansion plans. Compliance with these laws and regulations imposes substantial costs, which we expect will continue to increase over time because of increased regulatory oversight, adoption of increasingly stringent environmental standards, as well as other factors.

For example, under the Clean Air Act, EPA recently lowered the National Ambient Air Quality Standards (NAAQS) for sulfur dioxide. The area around our smelter in Miami, Arizona, has sulfur dioxide levels in excess of the new standard, and the smelter is the primary contributor to those levels. As a result, we are required to install pollution control equipment as part of an expansion that will allow the smelter to operate and comply with the new sulfur dioxide standard, but will increase our operating cost.

In addition, in response to the 2010 Deepwater Horizon incident in the GOM, the BOEM/BSEE issued new guidelines and regulations regarding, among other things, environmental matters and decommissioning applicable to oil and gas drilling in the GOM. These regulations require, among other things, independent third-party inspections, certification of well design and well control equipment and emergency response plans in the event of a blowout.

We also believe there has generally been more aggressive application of the Endangered Species Act, resulting in increases in the number of protected species and expansive designations of their critical habitat, which may make obtaining federal permits and securing additional water resources more time-consuming, unpredictable and expensive.

New or revised environmental legal requirements are frequently proposed, many of which result in substantially increased costs for our business. For example, EPA has proposed rules that, if effective, would reclassify some mineral processing materials as "hazardous waste" under the Federal Resource Conservation and Recovery Act, which would reverse long-standing EPA regulatory determinations and subject the industry to significant new and costly waste management requirements.

Other regulation under consideration by environmental regulatory agencies include provisions that would impose additional restrictions on waterway discharges and land use, and regulate environmental impacts of radioactive materials associated with mining operations and expand regulation of solid wastes, among other things. Adoption of these or similar new environmental regulations or more stringent application of existing regulations may materially increase our costs and constrain our expansion opportunities.

During 2013, we incurred environmental capital expenditures and other environmental costs (including our joint venture partners' shares) to comply with applicable environmental laws and regulations that affect our operations of $595 million, compared with $612 million in 2012 and $387 million in 2011. For 2014, we expect to incur approximately $475 million of aggregate environmental capital expenditures and other environmental costs. The timing and amounts of estimated payments could change as a result of changes in regulatory requirements, changes in scope and costs of reclamation and plug and abandonment activities, the settlement of environmental matters and as actual spending occurs.

We incur significant costs for remediating environmental conditions on mining properties that have not been operated in many years.

FMC and its subsidiaries, and many of their affiliates and predecessor companies have been involved in exploration, mining, milling, smelting and manufacturing in the U.S. for more than a century. Activities that occurred in the late 19th century and the 20th century prior to the advent of modern environmental laws were not subject to environmental regulation and were conducted before American industrial companies fully understood the long-term effects of their operations on the surrounding environment. With the passage of CERCLA in 1980, companies like FMC became legally responsible for the clean up of hazardous substances released into the environment from properties owned or operated by them, including damages to natural resources, irrespective of when the damage to the environment occurred or who caused it. That liability is often shared on a joint and several basis with all other prior and subsequent owners and operators, meaning that each owner or operator of the property is fully responsible for the clean-up, although in many cases some or all of the other historical owners or operators no longer exist, do not have the financial ability to respond or cannot be found. As a result, because of our acquisition of FMC in 2007, many of the subsidiary companies we now own are responsible for a wide variety of environmental remediation projects throughout the U.S., and we expect to spend substantial sums annually for many years to address those remediation issues. We are also subject to claims where the release of hazardous substances is alleged to have damaged natural resources. At December 31, 2013, we had more than 100 active remediation projects (including damaged natural resource claims) in 28 U.S. states. In addition, FMC and certain affiliates and predecessor companies were parties to agreements relating to the transfer of businesses or properties, which contained indemnification provisions relating to environmental matters, and which from time to time become the source of claims against us.

At December 31, 2013, we had $1.2 billion recorded in our consolidated balance sheet for environmental obligations attributed to CERCLA or analogous state programs and for estimated future costs associated with environmental matters at closed facilities or closed portions of certain operating facilities. Our environmental obligation estimates are primarily based upon:

•	Our knowledge and beliefs about complex scientific and historical facts and circumstances that in many cases involve events that occurred many decades ago;

•
Our beliefs and assumptions regarding the nature, extent and duration of remediation activities that we will be required to undertake and the estimated costs of those remediation activities, which are subject to varying interpretations; and

•
Our beliefs regarding the requirements that are imposed on us by existing laws and regulations and, in some cases, the clarification of uncertain regulatory requirements that could materially affect our environmental obligation estimates.

Significant adjustments to these estimates are likely to occur in the future as additional information becomes available. The actual environmental costs may exceed our current and future accruals for these costs, and any such changes could be material.

In addition, remediation standards for environmental media imposed by EPA and state environmental agencies have generally become more stringent over time and may become more stringent in the future. Imposition of more stringent remediation standards poses a risk that additional remediation work could be required at sites that we have already remediated to the satisfaction of the responsible governmental agencies, and may increase the risk of toxic tort litigation.

Refer to Note 12 for further discussion of our environmental obligations.

Our Indonesia mining operations create difficult and costly environmental challenges, and future changes in environmental laws, or unanticipated environmental impacts from those operations, could require us to incur increased costs.

Mining operations on the scale of our Indonesia operations involve significant environmental risks and challenges. Our primary challenge is to dispose of the large amount of crushed and ground rock material, called tailings, that results from the process by which we physically separate the copper-, gold- and silver-bearing materials from the ore that we mine. Our tailings management plan, which has been approved by the Indonesian government, uses the unnavigable river system in the highlands near our mine to transport the tailings to an engineered area in the lowlands where the tailings and natural sediments are managed in a deposition area. Lateral levees have been constructed to help contain the footprint of the tailings and to limit their impact in the lowlands.

Another major environmental challenge is managing overburden, which is the rock that must be moved aside in the mining process to reach the ore. In the presence of air, water and naturally occurring bacteria, some overburden can generate acid rock drainage, or acidic water containing dissolved metals that, if not properly managed, can adversely affect the environment.

From time to time, certain Indonesian government officials have raised questions with respect to our tailings and overburden management plans, including a suggestion that we implement a pipeline system rather than the river transport system for tailings management and disposition. Because our Indonesia mining operations are remotely located in steep mountainous terrain and in an active seismic area, a pipeline system would be costly, difficult to construct and maintain, and more prone to catastrophic failure, and could therefore involve significant potentially adverse environmental issues. Based on our own studies and others conducted by third parties, we do not believe that a pipeline system is necessary or practical.

In connection with obtaining our environmental approvals from the Indonesian government, we committed to perform a one-time environmental risk assessment on the impacts of our tailings management plan. We completed this extensive environmental risk assessment with more than 90 scientific studies conducted over four years and submitted it to the Indonesian government in December 2002. We developed the risk assessment study using internationally recognized methods with input from an independent review panel, which included representatives from the Indonesian government, academia and non-governmental organizations. The risks identified during this process were consistent with our impact projections of the tailings management program contained in our environmental approval documents.

Since 2005, PT-FI has participated in the Indonesian government's PROPER (Program for Pollution Control, Evaluation and Rating) program. PT-FI received a Blue rating for the last PROPER audit by the Indonesian Ministry of Environment. That audit was conducted in 2010, and the Blue rating indicated that PT-FI's environmental management practices were in compliance with the laws and regulations of Indonesia. Since then, as allowed under Environmental Law 4/2009, the Indonesian Ministry of Environment has continued to audit PT-FI but not using the

PROPER protocol, which has proven to be impractical for the size of the PT-FI operation. There have been no compliance issues, and the latest audit was in fourth-quarter 2013.

Mine closure regulations impose substantial costs on our operations. We also have plugging and abandonment obligations relating to our oil and gas operations.

Our U.S. mining operations are subject to various federal and state permitting requirements that include mine closure and mined-land reclamation obligations. These requirements are complex and vary depending upon the jurisdiction. The laws govern the determination of the scope and cost of the closure and reclamation obligations and the amount and forms of financial assurance sufficient to allow a third party to meet the obligations of those plans if we are unable to do so. In general, our U.S. mines are required to review estimated closure and reclamation costs on either a periodic basis or at the time of significant permit modifications and to post increasing amounts of financial assurance as required by state regulators. It is uncertain how potential EPA requirements for financial assurance will affect the timing of periodic closure cost reviews or the scope of closure activities.

In July 2011, the Chilean senate passed legislation regulating mine closure, which established new requirements for closure plans and became effective in November 2012. Our Chilean operations are required to update closure plans and provide financial assurance for these obligations. Revised closure plans for the Chilean mine sites are due in November 2014.

Cerro Verde is subject to regulation under the Mine Closure Law administered by the Peruvian Ministry of Energy and Mines. Under the closure regulations, mines must submit a closure plan that includes the reclamation methods, closure cost estimates, methods of control and verification, closure and post-closure plans and financial assurance. An updated closure plan for the Cerro Verde mine expansion was submitted to the Peruvian Ministry of Energy and Mines in November 2013.

In December 2009, PT-FI submitted its revised mine closure plan to the Department of Energy and Mineral Resources for review and has addressed comments received during the course of this review process. In December 2010, the President of Indonesia issued a regulation regarding mine reclamation and closure, which requires a company to provide a mine closure guarantee in the form of a time deposit placed in a state-owned bank in Indonesia. In accordance with its COW, PT-FI is working with the Department of Energy and Mineral Resources to review these requirements, including discussions of other options for the mine closure guarantee.

We cannot predict at this time the cost of these mine closure plans or the levels or forms of financial assurance that may be required, which amounts could be substantial.

Additionally, substantially all of our oil and gas leases require that, upon termination of economic production, the working interest owners plug and abandon non-producing wellbores, remove equipment and facilities from leased acreage and restore land in accordance with applicable local, state and federal laws.

At December 31, 2013, we had asset retirement obligations (AROs) of $2.3 billion recorded in our consolidated balance sheet, which included $1.1 billion for our oil and gas operations. ARO cost estimates may increase or decrease significantly in the future as a result of changes in closure regulations, changes in engineering designs and technology, permit modifications or updates, changes in mine plans, inflation or other factors and as actual reclamation spending occurs. Refer to Note 12 for further discussion.

Regulation of greenhouse gas emissions and climate change issues may increase our costs and adversely affect our operations and markets.

Many scientists believe that emissions from the combustion of carbon-based fuels contribute to greenhouse effects and, therefore, contribute to climate change. Carbon-based energy is a significant input in our operations, and our revenues include significant sales of oil, NGLs and gas, and other carbon-based energy products.

A number of governments have introduced or are contemplating regulatory initiatives designed to control and reduce greenhouse gas emissions. Many U.S. states have taken legal measures to reduce emissions of greenhouse gases. For example, in California, the California Air Resources Board (CARB) has developed "cap and trade" regulations pursuant to the California Global Warming Solutions Act of 2006 intended to achieve an overall reduction in greenhouse gas emissions to 1990 levels, a 15 percent reduction by 2020. Some of our operations in California are subject to these regulations, which require us to purchase offsets and allowance instruments (i.e., equivalent units equal to one metric ton of emissions under the California Global Warming Solutions Act of 2006). The total amount of instruments we must purchase will vary annually. While we do not expect these costs to be material, similar or more onerous state regulations could substantially increase our costs.

In June 2010, the EPA issued final regulations under the Clean Air Act for the control of greenhouse gases from new large stationary sources and major modifications to existing large stationary sources. This and other federal greenhouse gas regulations have been challenged in judicial proceedings. Certain of our operations, including the Miami smelter, could be materially affected by these regulations if plant emissions exceed applicable thresholds. In addition, anticipated future EPA regulations covering large fossil fuel fired power plants may materially increase energy costs at our operations. The U.S. may also become a party to international agreements to reduce greenhouse gas emissions, which could lead to new regulations affecting our U.S. operations.

From a medium and long-term perspective, we may experience increased costs relating to our greenhouse gas emissions as a result of regulatory initiatives in the U.S. and other countries in which we operate. In addition, the cost of electricity that we purchase from others may increase if our suppliers incur increased costs from the regulation of their greenhouse gas emissions. Although we have modeled different scenarios, we cannot predict the magnitude of increased costs with any certainty given the wide scope of potential regulatory changes in the many countries in which we operate. Increased regulation of greenhouse gas emissions may also reduce demand for the oil and gas we produce.

The potential physical impacts of climate change on our operations are highly uncertain, and would vary by operation based on particular geographic circumstances. These may include changes in rainfall patterns, water shortages, changing sea levels, changing storm patterns and intensities, and changing temperatures. These effects may adversely affect the cost, production and financial performance of our operations.

Proposed federal, state or local regulations regarding hydraulic fracturing could increase our oil and gas operating and capital costs.

Our oil and gas operations utilize hydraulic fracturing and other types of well stimulation. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to stimulate the flow of oil and gas. Hydraulic fracturing is necessary to produce commercial quantities of oil and gas from many reservoirs, especially shale formations such as the Haynesville and Eagle Ford shale plays.

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

Although it is not possible to predict the final outcome of any legislation regarding hydraulic fracturing, any new federal, state or local restrictions on hydraulic fracturing, including those related to use of land and water, that are enacted in areas where we conduct our oil and gas operations could result in increased compliance costs or additional operating restrictions.

Other risks

Unanticipated litigation or negative developments in pending litigation or with respect to other contingencies could have a material adverse effect on our results of operations and financial condition.

We are a party to the litigation and subject to other contingencies, including those described in Note 12 and in Item 3. "Legal Proceedings" involving such matters as asbestos exposure cases, disputes over the allocation of environmental remediation obligations at Superfund and other sites, claims of personal injury and property damage arising from environmental contamination, disputes over water rights, disputes over taxes and other disputes with regulatory authorities. The outcome of litigation is inherently uncertain and adverse developments or outcomes can result in significant monetary damages, penalties or injunctive relief against us, limitations on our property rights, or regulatory interpretations that increase our operating costs. If any of these disputes results in a substantial monetary judgment against us or is settled on unfavorable terms, or otherwise affects our operations, it could have a material adverse effect on our results of operations and financial condition. A negative outcome in any of these matters could have a material adverse effect on our results of operations and financial condition.

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
Our holding company structure may impact our stockholders’ ability to receive dividends.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 3. Legal Proceedings.

We are involved in numerous legal proceedings that arise in the ordinary course of our business or are associated with environmental issues arising from legacy operations conducted over the years by Freeport-McMoRan Corporation (FMC) and its affiliates. We are also involved periodically in inquiries, investigations and other proceedings initiated by or involving government agencies, some of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Management does not believe, based on currently available information, that the outcome of any legal proceeding will have a material adverse effect on our financial condition; although individual outcomes could be material to our operating results for a particular period, depending on the nature and magnitude of the outcome and the operating results for the period. Below is a discussion of our material water rights legal proceedings. Refer to Note 12 for discussion of our other material legal proceedings.

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

In Re the General Adjudication of All Rights to Use Water in the Little Colorado Water System and Sources, Apache County, Superior Court, No. 6417, filed on or about February 17, 1978. The principal parties, in addition to us, include: the state of Arizona; the Salt River Project; the Arizona Public Service Company; the Navajo Nation, the Hopi Indian Tribe; the San Juan Southern Paiute Tribe; and the U.S. on behalf of those tribes, on its own behalf, and on behalf of the White Mountain Apache Tribe. This case involves adjudication of water rights claims, including federal claims, in the Little Colorado watershed.

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
As part of the Gila River adjudication, the U.S. has asserted numerous claims for federal non-Indian reserved water rights throughout Arizona. These claims are based on reservations of federal land for specific purposes (e.g., national parks, military bases, and wilderness areas). Unlike state law-based water rights, federal reserved water rights are not based on a history of beneficial use of specific amounts of water. Instead, these rights are given priority in the prior appropriation system based on the date the land was reserved, not the date that water was first used on the land. As a result, these water rights can be very disruptive to existing state law-based water rights and uses, particularly groundwater uses, which are not assigned a priority date under state law.

Because federal reserved water rights are not quantified, the task of determining how much water each federal reservation may use has been left to the Gila River adjudication court. Several “contested cases” to quantify reserved water rights for particular federal reservations are currently pending in the adjudication. In multiple instances, the U.S. asserts a right to all water in a particular watershed that was not appropriated prior to the reservation. This creates risks for both surface water users and groundwater users because such claims can severely impede current and future uses of water within the same watershed.

Federal reserved rights present additional risks to water users aside from the significant quantities of water claimed by the U.S. Of particular significance, federal reserved rights enjoy greater protection from groundwater pumping than is accorded to state law-based water rights. This means that the existence of a federal reserved right may threaten a groundwater user’s ability to continue pumping groundwater under circumstances in which a state law-based right may pose no risk.

Because there are numerous federal reservations in watersheds across Arizona, the reserved water right claims of the U.S. pose a significant risk to multiple operations, including Morenci and Safford in the Upper Gila River watershed, Sierrita in the Santa Cruz watershed, and Bagdad in the Bill Williams River watershed. Although the Bill Williams watershed is not part of the Gila River adjudication, decisions made in the Gila River adjudication may be asserted as precedents for similar federal claims in the Bill Williams watershed. Because federal reserved water rights may adversely affect water uses at each of these operations, we have been actively involved in litigation over these claims.

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

Our objective is zero work place injuries and occupational illnesses. We measure progress toward achieving our objective against regularly established benchmarks, including measuring company-wide Total Recordable Incident Rates (TRIR). During 2013, our TRIR (including contractors) was 0.74 per 200,000 man-hours worked, compared to the preliminary metal mining sector industry average reported by the U.S. Mine Safety and Health Administration (MSHA) for 2013 of 2.35 per 200,000 man-hours worked. Our TRIR (including contractors) was 0.58 per 200,000 man-hours worked in 2012 and 0.61 per 200,000 man-hours worked in 2011, compared to MSHA’s metal mining sector industry average of 2.25 per 200,000 man-hours worked in 2012 and 2.29 per 200,000 man-hours worked in 2011.

Refer to Exhibit 95.1 for mine safety disclosures required in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K.

Executive Officers of the Registrant.

Certain information as of February 14, 2014, about our executive officers is set forth in the following table and accompanying text:

Name	Age	Position or Office
James R. Moffett	75	Chairman of the Board
Richard C. Adkerson	67	Director, Vice Chairman, and FCX President and Chief Executive Officer
James C. Flores	54	Director, Vice Chairman, and FM O&G President and Chief Executive Officer
Michael J. Arnold	61	Executive Vice President and Chief Administrative Officer
Kathleen L. Quirk	50	Executive Vice President, Chief Financial Officer and Treasurer

James R. Moffett has served as Chairman of the Board since May 1992. Mr. Moffett previously served as the Chief Executive Officer from July 1995 until December 2003. He served as Co-Chairman of the Board of McMoRan Exploration Co. (MMR) from September 1998, and President and Chief Executive Officer from May 2010 until FCX's acquisition of MMR in 2013.

Richard C. Adkerson has served as Vice Chairman since June 2013, President since January 2008 and also from April 1997 to March 2007, Chief Executive Officer since December 2003 and a director since October 2006. Mr. Adkerson previously served as Chief Financial Officer from October 2000 to December 2003. Mr. Adkerson served as Co-Chairman of the Board of MMR from September 1998 until FCX's acquisition of MMR in 2013.

James C. Flores has served as Vice Chairman, and FM O&G President and Chief Executive Officer since June 2013. Mr. Flores previously served as Chairman of the Board, President and Chief Executive Officer of Plains Exploration & Production Company (PXP) from September 2002 until FCX's acquisition of PXP in 2013.

Michael J. Arnold has served as Executive Vice President since March 2007 and Chief Administrative Officer since December 2003.

Kathleen L. Quirk has served as Executive Vice President since March 2007, Chief Financial Officer since December 2003 and Treasurer since February 2000. Ms. Quirk previously served as Senior Vice President from December 2003 to March 2007. Ms. Quirk served as the Senior Vice President of MMR from April 2002 and as Treasurer from January 2000 until FCX's acquisition of MMR in 2013.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities

None.

Common Stock

Our common shares trade on the New York Stock Exchange (NYSE) under the symbol “FCX.” The FCX share price is reported daily in the financial press under “FMCG” in most listings of NYSE securities. The table below shows the NYSE composite tape common share price ranges during 2013 and 2012:

	2013		2012
	High	Low	High	Low
First Quarter	$36.26	$30.72	$48.96	$36.76
Second Quarter	$34.00	$26.37	$39.43	$31.16
Third Quarter	$34.99	$26.95	$43.65	$31.08
Fourth Quarter	$38.00	$32.34	$42.89	$30.54

At February 14, 2014, there were 15,753 holders of record of our common stock.

Common Stock Dividends

The declaration of dividends is at the discretion of the FCX Board of Directors (the Board) and will depend on our financial results, cash requirements, future prospects and other factors deemed relevant by the Board. In February 2012, the Board authorized an increase in the cash dividend on our common stock to the current annual rate of $1.25 per share ($0.3125 per share quarterly). The Board also authorized a supplemental common stock dividend of $1.00 per share that was paid in July 2013. Below is a summary of dividends on FCX common stock for 2013 and 2012:

	2013
	Per Share Amount	Record Date	Payment Date
First Quarter	$0.3125	01/15/2013	02/01/2013
Second Quarter	$0.3125	04/15/2013	05/01/2013
Supplemental Dividend	$1.0000	06/14/2013	07/01/2013
Third Quarter	$0.3125	07/15/2013	08/01/2013
Fourth Quarter	$0.3125	10/15/2013	11/01/2013

	2012
	Per Share Amount	Record Date	Payment Date
First Quarter	$0.2500	01/13/2012	02/01/2012
Second Quarter	$0.3125	04/13/2012	05/01/2012
Third Quarter	$0.3125	07/13/2012	08/01/2012
Fourth Quarter	$0.3125	10/15/2012	11/01/2012

On December 20, 2013, the Board declared a regular quarterly dividend of $0.3125 per share, which was paid on February 3, 2014, to common stockholders of record at the close of business on January 15, 2014.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to shares of FCX common stock purchased by us during the three months ended December 31, 2013:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[a]	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs[a]
October 1-31, 2013	—	$—	—	23,685,500
November 1-30, 2013	—	—	—	23,685,500
December 1-31, 2013	—	—	—	23,685,500
Total	—	—	—	23,685,500

a.	On July 21, 2008, the Board approved an increase in our open-market share purchase program for up to 30 million shares. The program does not have an expiration date.

Item 6. Selected Financial Data.

FREEPORT-McMoRan COPPER & GOLD INC.
SELECTED FINANCIAL AND OPERATING DATA

	Years Ended December 31,
	2013[a]		2012		2011		2010		2009
FCX CONSOLIDATED FINANCIAL DATA	(In millions, except per share amounts)
Revenues	$20,921	[b]	$18,010		$20,880		$18,982		$15,040
Operating income	5,351	[b,c,d,e]	5,814	[c,d,e]	9,140	[e]	9,068		6,503
Net income	3,441		3,980		5,747		5,544		3,534
Net income attributable to FCX common stockholders	2,658	[b,c,d,e,f,g]	3,041	[c,d,e,f,h]	4,560	[e,f,h]	4,273	[f]	2,527	[f]
Basic net income per share attributable to FCX common stockholders	$2.65		$3.20		$4.81		$4.67		$3.05
Basic weighted-average common shares outstanding	1,002		949		947		915		829
Diluted net income per share attributable to FCX common stockholders	$2.64	[b,c,d,e,f,g]	$3.19	[c,d,e,f,h]	$4.78	[e,f,h]	$4.57	[f]	$2.93	[f]
Diluted weighted-average common shares outstanding	1,006		954		955		949		938
Dividends declared per share of common stock	$2.25		$1.25		$1.50		$1.125		$0.075
Operating cash flows[i]	6,139		3,774		6,620		6,273		4,397
Capital expenditures	5,286		3,494		2,534		1,412		1,587
At December 31:
Cash and cash equivalents	$1,985		$3,705		$4,822		$3,738		$2,656
Property, plant, equipment and mining development costs, net	24,042		20,999		18,449		16,785		16,195
Oil and gas properties, net	23,359		—		—		—		—
Goodwill	1,916		—		—		—		—
Total assets	63,473		35,440		32,070		29,386		25,996
Total debt, including current portion	20,706		3,527		3,537		4,755		6,346
Redeemable noncontrolling interest	716		—		—		—		—
Total FCX stockholders’ equity	20,934		17,543		15,642		12,504		9,119
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

a.	Includes the results of FCX Oil & Gas Inc. (FM O&G) beginning June 1, 2013.

b.
Includes charges for net unrealized and noncash realized losses on crude oil and natural gas derivative contracts totaling $312 million ($194 million to net income attributable to common stockholders or $0.19 per share) for the seven-month period from June 1, 2013, to December 31, 2013.

c.
Includes transaction and related costs principally associated with our oil and gas acquisitions totaling $80 million ($50 million to net income attributable to common stockholders or $0.05 per share) in 2013 and $9 million ($7 million to net income attributable to common stockholders or $0.01 per share) in 2012.

d.
The year 2013 includes charges of (i) $76 million ($49 million to net income attributable to common stock or $0.05 per share) associated with updated mine plans at Morenci that resulted in a loss of recoverable copper in leach stockpiles and (ii) $37 million ($23 million to net income attributable to common stockholders of $0.02 per share) for restructuring an executive employment arrangement. The year 2012 includes a gain of $59 million ($31 million to net income attributable to common stockholders or $0.03 per share) for the settlement of the insurance claim for business interruption and property damage relating to the 2011 incidents affecting PT Freeport Indonesia's (PT-FI) concentrate pipelines.

e.
Includes charges associated with labor agreements totaling $36 million ($13 million to net income attributable to common stockholders or $0.01 per share) at Cerro Verde in 2013, $16 million ($8 million to net income attributable to common stockholders or $0.01 per share) at Candelaria in 2012 and $116 million ($50 million to net income attributable to common stockholders or $0.05 per share) at PT-FI, Cerro Verde and El Abra in 2011.

f.
Includes net losses on early extinguishment and conversion of debt totaling $28 million ($0.03 per share) in 2013, $149 million ($0.16 per share) in 2012, $60 million ($0.06 per share) in 2011, $71 million ($0.07 per share) in 2010 and $43 million ($0.04 per share) in 2009.

g.
Includes gains associated with our oil and gas acquisitions, including (i) $128 million ($0.13 per share) primarily related to our preferred stock investments in and the subsequent acquisition of McMoRan Exploration Co., and (ii) a net tax credit of $199 million ($0.20 per share) associated with net reductions in our deferred tax liabilities and deferred tax asset valuation allowances.

h.
Includes a net tax credit of $98 million, net of noncontrolling interests ($0.11 per share), in 2012 associated with adjustments to Cerro Verde's deferred income taxes, and a tax charge of $49 million, net of noncontrolling interests ($0.05 per share), in 2011 for additional taxes associated with Cerro Verde's election to pay a special mining burden during the remaining term of its 1998 stability agreement.

i.	Net of working capital uses and changes in other tax payments totaling $377 million in 2013, $1.4 billion in 2012, $461 million in 2011, $834 million in 2010 and $770 million in 2009.

 FREEPORT-McMoRan COPPER & GOLD INC.
SELECTED FINANCIAL AND OPERATING DATA (Continued)

	Years Ended December 31,
	2013	2012	2011	2010	2009
FCX CONSOLIDATED MINING OPERATING DATA
Copper (recoverable)
Production (millions of pounds)	4,131	3,663	3,691	3,908	4,103
Production (thousands of metric tons)	1,874	1,662	1,674	1,773	1,861
Sales, excluding purchases (millions of pounds)	4,086	3,648	3,698	3,896	4,111
Sales, excluding purchases (thousands of metric tons)	1,853	1,655	1,678	1,767	1,865
Average realized price per pound	$3.30	$3.60	$3.86	$3.59	$2.60
Gold (thousands of recoverable ounces)
Production	1,250	958	1,383	1,886	2,664
Sales, excluding purchases	1,204	1,010	1,378	1,863	2,639
Average realized price per ounce	$1,315	$1,665	$1,583	$1,271	$993
Molybdenum (millions of recoverable pounds)
Production	94	85	83	72	54
Sales, excluding purchases	93	83	79	67	58
Average realized price per pound	$11.85	$14.26	$16.98	$16.47	$12.36
NORTH AMERICA COPPER MINES
Operating Data, Net of Joint Venture Interest
Copper (recoverable)
Production (millions of pounds)	1,431	1,363	1,258	1,067	1,147
Production (thousands of metric tons)	649	618	571	484	520
Sales, excluding purchases (millions of pounds)	1,422	1,351	1,247	1,085	1,187
Sales, excluding purchases (thousands of metric tons)	645	613	566	492	538
Average realized price per pound	$3.36	$3.64	$3.99	$3.42	$2.38
Molybdenum (millions of recoverable pounds)
Production	32	36	35	25	25
100% Operating Data
Solution extraction/electrowinning (SX/EW) operations
Leach ore placed in stockpiles (metric tons per day)	1,003,500	998,600	888,300	648,800	589,400
Average copper ore grade (percent)	0.22	0.22	0.24	0.24	0.29
Copper production (millions of recoverable pounds)	889	866	801	746	859
Mill operations
Ore milled (metric tons per day)	246,500	239,600	222,800	189,200	169,900
Average ore grade (percent):
Copper	0.39	0.37	0.38	0.32	0.33
Molybdenum	0.03	0.03	0.03	0.03	0.02
Copper recovery rate (percent)	85.3	83.9	83.1	83.0	86.0
Copper production (millions of recoverable pounds)	642	592	549	398	364
SOUTH AMERICA MINING
Copper (recoverable)
Production (millions of pounds)	1,323	1,257	1,306	1,354	1,390
Production (thousands of metric tons)	600	570	592	614	631
Sales (millions of pounds)	1,325	1,245	1,322	1,335	1,394
Sales (thousands of metric tons)	601	565	600	606	632
Average realized price per pound	$3.30	$3.58	$3.77	$3.68	$2.70
Gold (thousands of recoverable ounces)
Production	101	83	101	93	92
Sales	102	82	101	93	90
Average realized price per ounce	$1,350	$1,673	$1,580	$1,263	$982
Molybdenum (millions of recoverable pounds)
Production	13	8	10	7	2
SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	274,600	229,300	245,200	268,800	258,200
Average copper ore grade (percent)	0.50	0.55	0.50	0.41	0.45
Copper production (millions of recoverable pounds)	448	457	439	504	565
Mill operations
Ore milled (metric tons per day)	192,600	191,400	189,200	188,800	181,300
Average ore grade:
Copper (percent)	0.65	0.60	0.66	0.65	0.66
Gold (grams per metric ton)	0.12	0.10	0.12	0.10	0.10
Molybdenum (percent)	0.02	0.02	0.02	0.02	0.02
Copper recovery rate (percent)	90.9	90.1	89.6	90.0	88.9
Copper production (millions of recoverable pounds)	875	800	867	850	825

 FREEPORT-McMoRan COPPER & GOLD INC.
SELECTED FINANCIAL AND OPERATING DATA (Continued)

	Years Ended December 31,
	2013		2012		2011	2010	2009
INDONESIA MINING
Operating Data, Net of Joint Venture Interest
Copper (recoverable)
Production (millions of pounds)	915		695		846	1,222	1,412
Production (thousands of metric tons)	415		315		384	554	640
Sales (millions of pounds)	885		716		846	1,214	1,400
Sales (thousands of metric tons)	401		325		384	551	635
Average realized price per pound	$3.28		$3.58		$3.85	$3.69	$2.65
Gold (thousands of recoverable ounces)
Production	1,142		862		1,272	1,786	2,568
Sales	1,096		915		1,270	1,765	2,543
Average realized price per ounce	$1,312		$1,664		$1,583	$1,271	$994
100% Operating Data
Ore milled (metric tons per day):[a]
Grasberg open pit	127,700		118,800		112,900	149,800	166,300
Deep Ore Zone underground mine	49,400		44,600		51,700	79,600	72,000
Big Gossan underground mine	2,100		1,600		1,500	800	—
Total	179,200		165,000		166,100	230,200	238,300
Average ore grade:
Copper (percent)	0.76		0.62		0.79	0.85	0.98
Gold (grams per metric ton)	0.69		0.59		0.93	0.90	1.30
Recovery rates (percent):
Copper	90.0		88.7		88.3	88.9	90.6
Gold	80.0		75.7		81.2	81.7	83.7
Production (recoverable):
Copper (millions of pounds)	928		695		882	1,330	1,641
Gold (thousands of ounces)	1,142		862		1,444	1,964	2,984
AFRICA MINING
Copper (recoverable)
Production (millions of pounds)	462		348		281	265	154	[b]
Production (thousands of metric tons)	210		158		127	120	70	[b]
Sales (millions of pounds)	454		336		283	262	130	[b]
Sales (thousands of metric tons)	206		152		128	119	59	[b]
Average realized price per pound	$3.21		$3.51		$3.74	$3.45	$2.85	[b]
Cobalt (millions of contained pounds)
Production	28		26		25	20	—
Sales	25		25		25	20	—
Average realized price per pound	$8.02		$7.83		$9.99	$10.95	—
Ore milled (metric tons per day)	14,900		13,000		11,100	10,300	7,300	[b]
Average ore grade (percent):
Copper	4.22		3.62		3.41	3.51	3.69	[b]
Cobalt	0.37		0.37		0.40	0.40	—
Copper recovery rate (percent)	91.4		92.4		92.5	91.4	92.1	[b]
MOLYBDENUM MINES
Molybdenum production (millions of recoverable pounds)	49	[c]	41	[c]	38	40	27
Ore milled (metric tons per day)[d]	35,700		20,800		22,300	22,900	14,900
Average molybdenum ore grade (percent)[d]	0.19		0.23		0.24	0.25	0.25
OIL AND GAS OPERATIONS[e]
Sales Volumes:
Oil (million barrels)	26.6
Natural gas (billion cubic feet)	54.2		—		—	—	—
Natural gas liquids (NGLs) (million barrels)	2.4		—		—	—	—
Million barrels of oil equivalents (MMBOE)	38.1		—		—	—	—
Average Realizations:
Oil (per barrel)	$98.32		—		—	—	—
Natural gas (per million British thermal units)	$3.99		—		—	—	—
NGLs (per barrel)	$38.20		—		—	—	—

a.	Represents the approximate average daily throughput processed at PT-FI’s mill facilities from each producing mine.

b.	Copper production began in March 2009.

c.	Includes production from the Climax molybdenum mine, which began commercial operations in May 2012.

d.	The 2013 period reflects operating data for the Henderson and Climax mines; the prior periods reflect operating data of only the Henderson mine.

e.	Represents the results of FM O&G beginning June 1, 2013.

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

	Years Ended December 31,
	2013	2012	2011	2010	2009
Ratio of earnings to fixed charges	7.4x	19.8x	20.7x	16.3x	9.3x
Ratio of earnings to fixed charges
and preferred stock dividends	7.4x	19.8x	20.7x	13.9x	6.1x

Items 7. and 7A.  Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk.

In Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk, “we,” “us” and “our” refer to Freeport-McMoRan Copper & Gold Inc. (FCX) and its consolidated subsidiaries. The results of operations reported and summarized below are not necessarily indicative of future operating results (refer to “Cautionary Statement” for further discussion). In particular, the financial results for the year ended 2013 include the results of FCX Oil & Gas Inc. (FM O&G) only since June 1, 2013. References to “Notes” are Notes included in our Notes to Consolidated Financial Statements. Throughout Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk, all references to earnings or losses per share are on a diluted basis, unless otherwise noted.

OVERVIEW

In 2013, we completed the acquisitions of Plains Exploration & Production Company (PXP) and McMoRan Exploration Co. (MMR). Refer to Note 2 for further discussion of these acquisitions, including a summary of the preliminary purchase price allocations. With these acquisitions, we are a premier U.S.-based natural resource company with an industry leading global portfolio of mineral assets, significant oil and natural gas resources and a growing production profile. We are the world's largest publicly traded copper producer. Our portfolio of assets includes the Grasberg minerals district in Indonesia, one of the world's largest copper and gold deposits, significant mining operations in North and South America, the Tenke Fungurume (Tenke) minerals district in the Democratic Republic of Congo (DRC) in Africa and significant oil and natural gas assets in North America, including reserves in the Deepwater Gulf of Mexico (GOM), onshore and offshore California and in the Eagle Ford shale play in Texas, in the Haynesville shale play in Louisiana, in the Madden area in central Wyoming, and an industry-leading position in the emerging shallow-water Inboard Lower Tertiary/Cretaceous natural gas trend on the Shelf of the GOM and onshore in South Louisiana (previously referred to as the ultra-deep gas trend).

We have significant mineral reserves, resources and future development opportunities within our portfolio of mining assets. At December 31, 2013, our estimated consolidated recoverable proven and probable mineral reserves totaled 111.2 billion pounds of copper, 31.3 million ounces of gold and 3.26 billion pounds of molybdenum, which were determined using long-term average prices of $2.00 per pound for copper, $1,000 per ounce for gold and $10 per pound for molybdenum. Refer to “Critical Accounting Estimates – Mineral Reserves” for further discussion.

A summary of the sources of our consolidated copper, gold and molybdenum production for the year 2013 by geographic location follows:

	Copper	Gold	Molybdenum
North America	35%	1%	86%	[a]
South America	32%	8%	14%
Indonesia	22%	91%	—
Africa	11%	—	—
	100%	100%	100%

a.	For 2013, 60 percent of our consolidated molybdenum production in North America was from the Henderson and Climax primary molybdenum mines.

Copper production from the Grasberg, Morenci and Cerro Verde mines totaled 49 percent of our consolidated copper production in 2013. During 2013, we completed our second phase expansion project at Tenke. We also advanced construction on the Morenci mill expansion, with startup expected in the first half of 2014, and commenced construction on the Cerro Verde mill expansion, with completion expected in 2016. These projects are expected to significantly increase our minerals production in future periods. Refer to “Operations” for further discussion of our mining operations.

Our oil and gas business has significant proved, probable and possible reserves with financially attractive organic growth opportunities. Our estimated proved oil and natural gas reserves at December 31, 2013, totaled 464 million barrels of oil equivalents (MMBOE), with 80 percent comprised of oil (including natural gas liquids, or NGLs). Our portfolio includes a broad range of development opportunities and high-potential exploration prospects. For the seven-month period following the acquisition date, our oil and gas sales volumes totaled 38.1 MMBOE, including

26.6 million barrels (MMBbls) of crude oil, 54.2 billion cubic feet (Bcf) of natural gas and 2.4 MMBbls of NGLs. Refer to “Operations” for further discussion of our oil and gas operations and to “Critical Accounting Estimates – Oil and Natural Gas Reserves” for further discussion of our reserves.

Our results for 2013, compared with 2012, primarily benefited from higher copper and gold sales volumes, partly offset by lower metals price realizations, and include the results of FM O&G beginning June 1, 2013. Refer to “Consolidated Results” for discussion of items impacting our consolidated results for the three years ended December 31, 2013.

At December 31, 2013, we had $2.0 billion in consolidated cash and cash equivalents and $20.7 billion in total debt, including $10.5 billion of acquisition-related debt and $6.7 billion of debt assumed in connection with the oil and gas acquisitions. Refer to Note 8 and "Capital Resources and Liquidity" for further discussion.

At current copper and crude oil prices, we expect to produce significant operating cash flows, and to use our cash to invest in our development projects, reduce debt and return cash to shareholders through dividends on our common stock.

OUTLOOK

We view the long-term outlook for our business positively, supported by limitations on supplies of copper and oil and by the requirements for copper and oil in the world’s economy. Our financial results vary as a result of fluctuations in market prices primarily for copper, gold, molybdenum and oil, as well as other factors. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. Because we cannot control the price of our products, the key measures that management focuses on in operating our business are sales volumes, unit net cash costs for our mining operations, cash production costs per BOE for our oil and gas operations and consolidated operating cash flow. The outlook for each of these measures follows.

Sales Volumes.  Following are our projected consolidated sales volumes for 2014 and actual consolidated sales volumes for 2013:

	2014		2013
	(Projected)		(Actual)
Copper (millions of recoverable pounds):
North America copper mines	1,725		1,422
South America mining	1,190		1,325
Indonesia mining	1,070		885
Africa mining	445		454
	4,430		4,086
Gold (thousands of recoverable ounces):
Indonesia mining	1,650		1,096
North and South America mining	100		108
	1,750		1,204
Molybdenum (millions of recoverable pounds)	95	[a]	93
Oil Equivalents (MMBOE)	60.7		38.1	[b]

a.	Projected molybdenum sales include 48 million pounds produced at our molybdenum mines and 47 million pounds produced at our North and South America copper mines.

b.	Reflects sales of oil and gas for the seven-month period June 1, 2013, to December 31, 2013.

Projected sales volumes are dependent on a number of factors, including operational performance and other factors.

In January 2014, the Indonesian government published regulations providing that holders of contracts of work with existing processing facilities in Indonesia may continue to export product through January 12, 2017, but established new requirements, for the continued export of copper concentrates, including the imposition of a progressive export duty on copper concentrates in the amount of 25 percent in 2014, rising to 60 percent by mid-2016. The January 2014 regulations conflict with PT Freeport Indonesia's (PT-FI) contractual rights under the Contract of Work (COW).

We are working with the Indonesian government to clarify the situation and to defend PT-FI's right under the COW. Refer to “Operations – Indonesia Mining” for further discussion.
Our 2014 copper and gold sales estimates, mining unit net cash costs and operating cash flow projections assume no changes to PT-FI’s planned 2014 concentrate shipments. As of February 21, 2014, PT-FI has not obtained administrative approvals for 2014 exports. PT-FI has implemented near-term changes to its operations to coordinate its concentrate production with PT Smelting's (PT-FI's 25 percent owned smelter in Indonesia) operating plans. These changes will result in the deferral of an estimated 40 million pounds of copper and 80 thousand ounces of gold per month pending resolution of these matters. Since mid-January 2014, PT-FI’s milling rate has averaged approximately 112,000 metric tons of ore per day, which is approximately half of normal rates.

Mining Unit Net Cash Costs. Assuming average prices of $1,200 per ounce of gold and $9.50 per pound of molybdenum, and achievement of current sales volume and cost estimates, consolidated unit net cash costs (net of by-product credits) for our copper mining operations are expected to average $1.45 per pound in 2014. Quarterly unit net cash costs vary with fluctuations in sales volumes and average realized prices (primarily gold and molybdenum prices). Unit net cash costs are expected to decline in 2014, compared to the 2013 average, as we gain access to higher grade ore in Indonesia. The impact of price changes in 2014 on consolidated unit net cash costs would approximate $0.02 per pound for each $50 per ounce change in the average price of gold and $0.02 per pound for each $2 per pound change in the average price of molybdenum. Refer to “Consolidated Results – Production and Delivery Costs” for further discussion of consolidated production and delivery costs for our mining operations.

Oil and Gas Cash Production Costs per BOE. Based on current sales volume and cost estimates, cash production costs are expected to approximate $20 per BOE for 2014, which is higher than 2013 costs per BOE, primarily reflecting the impact of lower estimated volumes from planned downtime associated with platform maintenance and subsea tie-back upgrades on the Marlin facility in the GOM during third-quarter 2014. Refer to “Operations – Oil and Gas Operations” for further discussion of oil and gas production and delivery costs.

Consolidated Operating Cash Flow. Our consolidated operating cash flows vary with prices realized from copper, gold, molybdenum and oil sales, our sales volumes, production costs, income taxes and other working capital changes and other factors. Based on current sales volume and cost estimates and assuming average prices of $3.25 per pound of copper, $1,200 per ounce of gold, $9.50 per pound of molybdenum and $105 per barrel of Brent crude oil in 2014, consolidated operating cash flows are estimated to approximate $9 billion (including $0.8 billion of net working capital sources and changes in other tax payments) in 2014. Projected consolidated operating cash flows for the year 2014 also reflect estimated taxes of $2.1 billion (refer to “Consolidated Results – Provision for Income Taxes” for discussion of our projected annual consolidated effective tax rate for 2014). The impact of price changes in 2014 on consolidated operating cash flows would approximate $370 million for each $0.10 per pound change in the average price of copper, $85 million for each $50 per ounce change in the average price of gold, $120 million for each $2 per pound change in the average price of molybdenum and $125 million for each $5 per barrel change in the price of Brent crude oil above $100 per barrel.

MARKETS

Metals. World prices for copper, gold and molybdenum can fluctuate significantly. During the period from January 2004 through January 2014, the London Metal Exchange (LME) spot copper price varied from a low of $1.06 per pound in 2004 to a record high of $4.60 per pound in February 2011; the London Bullion Market Association (London) PM gold price fluctuated from a low of $375 per ounce in 2004 to a record high of $1,895 per ounce in September 2011, and the Metals Week Molybdenum Dealer Oxide weekly average price ranged from a low of $7.35 per pound in 2004 to a high of $39.25 per pound in 2005. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in our “Risk Factors” contained in Part I, Item 1A of our Form 10-K for the year ended December 31, 2013.

This graph presents LME spot copper prices and combined reported stocks of copper at the LME, Commodity Exchange Inc. (COMEX), a division of the New York Mercantile Exchange (NYMEX), and the Shanghai Futures Exchange from January 2004 through January 2014. From 2006 through most of 2008, limited supplies, combined with growing demand from China and other emerging economies, resulted in high copper prices and low levels of inventories. In late 2008, slowing consumption, turmoil in the U.S. financial markets and concerns about the global economy led to a sharp decline in copper prices, which reached a low of $1.26 per pound in December 2008. Higher copper prices since that time are attributable to a combination of continuing demand from developing economies and an improving global economic environment. During 2013, LME spot copper prices ranged from a low of $3.01 per pound to a high of $3.74 per pound, averaged $3.31 per pound and closed at $3.35 per pound on December 31, 2013.

We believe the underlying long-term fundamentals of the copper business remain positive, supported by the significant role of copper in the global economy and a challenging supply environment. Future copper prices are expected to be volatile and are likely to be influenced by demand from China and emerging markets, as well as economic activity in the U.S. and other industrialized countries, the timing of the development of new supplies of copper and production levels of mines and copper smelters. The LME spot copper price closed at $3.25 per pound on February 14, 2014.

This graph presents London PM gold prices from January 2004 through January 2014. An improving economic outlook and positive global equity performance contributed to lower demand for gold in 2013. During 2013, gold prices ranged from a low of $1,192 per ounce to a high of $1,694 per ounce, averaged $1,405 per ounce and closed at $1,205 per ounce on December 31, 2013. Gold prices closed at $1,320 per ounce on February 14, 2014.

Metals Week Molybdenum Dealer Oxide Prices

Through January 31, 2014

$40
$35
$30
$25
$20
$15
$10
$5
$0
Dollars per pound
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014

This graph presents the Metals Week Molybdenum Dealer Oxide weekly average price from January 2004 through January 2014. Market conditions for molybdenum declined in 2013 because of weak demand in the metallurgical sector and increased supply. During 2013, the weekly average price of molybdenum ranged from a low of $9.18 per pound to a high of $11.95 per pound, averaged $10.32 per pound and was $9.70 per pound on December 31, 2013. The Metals Week Molybdenum Dealer Oxide weekly average price was $9.83 per pound on February 14, 2014.

Oil and Gas. Market prices for crude oil and natural gas can fluctuate significantly. During the period from January 2004 through January 2014, the Brent crude oil price ranged from a low of $28.83 per barrel in 2004 to a high of $146.08 per barrel in 2008 and the NYMEX natural gas price fluctuated from a low of $2.04 per million British thermal units (MMBtu) in 2012 to a high of $13.91 per MMBtu in 2005. Crude oil and natural gas prices are affected by numerous factors beyond our control as described further in our “Risk Factors” contained in Part I, Item 1A of our Form 10-K for the year ended December 31, 2013.

Crude Oil and Natural Gas Prices
Through January 31, 2014
NYMEX
Brent Crude
Natural Gas Price ($/MMBtu)
Brent Oil Prices ($/Bbl)
$16
$14
$12
$10
$8
$6
$4
$2
$0
$160
$140
$120
$100
$80
$60
$40
$20
$0
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014

This graph presents Brent crude oil prices and NYMEX natural gas contract prices from January 2004 through January 2014. Crude oil prices reached a record high in July 2008 as economic growth in emerging economies and the U.S. created high global demand for oil and lower inventories. By the end of 2008, financial turmoil in the U.S. contributed to a global economic slowdown and a decline in many commodity prices, including crude oil which reached a low of $36.61 per barrel in December 2008. Crude oil prices have rebounded since 2008, supported by a gradually improving global economy and demand outlook. Additionally, increased North American oil supplies led by U.S. shale production have negatively impacted U.S. Gulf Coast crude oil prices relative to Brent pricing. During 2013, the Brent crude oil price ranged from a low of $97.69 per barrel to a high of $118.90 per barrel, averaged $108.68 per barrel and was $110.80 per barrel on December 31, 2013. The Brent crude oil price was $109.08 per barrel on February 14, 2014.

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

Mineral Reserves
Recoverable proven and probable reserves are the part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination. The determination of reserves involves numerous uncertainties with respect to the ultimate geology of the ore bodies, including quantities, grades and recovery rates. Estimating the quantity and grade of mineral reserves requires us to determine the size, shape and depth of our ore bodies by analyzing geological data, such as samplings of drill holes, tunnels and other underground workings. In addition to the geology of our mines, assumptions are required to determine the economic feasibility of mining these reserves, including estimates of future commodity prices and demand, the mining methods we use and the related costs incurred to develop and mine our reserves. Our estimates of recoverable proven and probable mineral reserves are prepared by and are the responsibility of our employees. A majority of these estimates are reviewed annually and verified by independent experts in mining, geology and reserve determination.

At December 31, 2013, our consolidated estimated recoverable proven and probable reserves were determined using long-term average prices of $2.00 per pound for copper (consistent with the long-term average copper price used since December 31, 2010), $1,000 per ounce for gold and $10 per pound for molybdenum. The following table summarizes changes in our estimated consolidated recoverable proven and probable copper, gold and molybdenum reserves during 2013 and 2012:

	Copper[a] (billion pounds)	Gold (million ounces)	Molybdenum (billion pounds)
Consolidated reserves at December 31, 2011	119.7	33.9	3.42
Net additions/revisions	0.5	(0.4)	0.08
Production	(3.7)	(1.0)	(0.08)
Consolidated reserves at December 31, 2012	116.5	32.5	3.42
Net additions/revisions	(1.2)	—	(0.07)
Production	(4.1)	(1.2)	(0.09)
Consolidated reserves at December 31, 2013	111.2	31.3	3.26

a.	Includes estimated recoverable metals contained in stockpiles. See below for additional discussion of recoverable copper in stockpiles.

Refer to Note 20 for further information regarding estimated recoverable proven and probable mineral reserves.

As discussed in Note 1, we depreciate our life-of-mine mining and milling assets and values assigned to proven and probable mineral reserves using the unit-of-production (UOP) method based on our estimated recoverable proven and probable mineral reserves. Because the economic assumptions used to estimate mineral reserves change from period to period and additional geological data is generated during the course of operations, estimates of reserves may change, which could have a significant impact on our results of operations, including changes to prospective depreciation rates and impairments of asset carrying values. Excluding impacts associated with changes in the levels of finished goods inventories and based on projected copper sales volumes for 2014, if estimated copper reserves at our mines were 10 percent higher at December 31, 2013, we estimate that our annual depreciation, depletion and amortization expense for 2014 would decrease by $59 million ($30 million to net income attributable to common stockholders), and a 10 percent decrease in copper reserves would increase depreciation, depletion and amortization expense by $72 million ($37 million to net income attributable to common stockholders). We perform annual assessments of our existing assets in connection with the review of mine operating and development plans. If it is determined that assigned asset lives do not reflect the expected remaining period of benefit, any change could affect prospective depreciation rates.

As discussed below and in Note 1, we review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable, and changes to our estimates of recoverable proven and probable mineral reserves could have an impact on our assessment of asset recoverability.

Recoverable Copper in Stockpiles
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

Expected copper recovery rates for leach stockpiles are determined using small-scale laboratory tests, small- to large-scale column testing (which simulates the production-scale process), historical trends and other factors, including mineralogy of the ore and rock type. Total copper recovery in leach stockpiles can vary significantly from a low percentage to more than 90 percent depending on several variables, including processing methodology, processing variables, mineralogy and particle size of the rock. For newly placed material on active stockpiles, as much as 80 percent total copper recovery may be extracted during the first year, and the remaining copper may be recovered over many years.

Processes and recovery rates for mill and leach stockpiles are monitored regularly, and recovery rate estimates are adjusted periodically as additional information becomes available and as related technology changes. Adjustments to recovery rates will typically result in a future impact to the value of the material removed from the stockpiles at a revised weighted-average cost per pound of recoverable copper. At December 31, 2013, estimated consolidated recoverable copper was 3.3 billion pounds in leach stockpiles (with a carrying value of $3.3 billion) and 1.4 billion pounds in mill stockpiles (with a carrying value of $789 million), compared with 2.9 billion pounds in leach stockpiles (with a carrying value of $2.9 billion) and 1.4 billion pounds in mill stockpiles (with a carrying value of $719 million) at December 31, 2012.

Oil and Natural Gas Reserves
Proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations. The term “reasonable certainty” implies a high degree of confidence that the quantities of oil and natural gas actually recovered will equal or exceed the estimate. Engineering estimates of proved oil and natural gas reserves directly impact financial accounting estimates, including depreciation, depletion and amortization and the ceiling limitation under the full cost method. Estimates of total proved reserves are determined using methods prescribed by the U.S. Securities and Exchange Commission (SEC), which require the use of an average reference price calculated as the twelve-month average of the first-day-of-the-month historical market prices for crude oil and natural gas. At December 31, 2013, our estimates were based on reference prices of $96.94 per barrel (West Texas Intermediate) and $3.67 per MMBtu (Henry Hub spot natural gas) as adjusted for location and quality differentials, which are held constant throughout the lives of the oil and gas properties, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. Actual future prices and costs may be materially higher or lower than the average prices and costs as of the date of the estimate.

There are numerous uncertainties inherent in estimating quantities and values of proved oil and natural gas reserves and in projecting future rates of production and the amount and timing of development expenditures, including many factors beyond our control. Future development and abandonment costs are determined annually for each of our properties based upon its geographic location, type of production structure, water depth, reservoir depth and characteristics, currently available procedures and consultations with engineering consultants. Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make judgments that are subject to future revisions based upon numerous factors, including changing technology and the political and regulatory environment. Reserve engineering is a subjective process of estimating the recovery from underground accumulations of oil and natural gas that cannot be measured in an exact manner and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Because all reserve estimates are subjective, the quantities of oil and natural gas that are ultimately recovered, production and operating costs, the amount and timing of future development expenditures and future oil and natural gas sales prices may all differ from those assumed in our estimates.

The following table summarizes our changes in estimated proved oil and natural gas reserves during 2013 based upon reserve reports prepared by the independent petroleum engineers of Netherland, Sewell & Associates, Inc. and Ryder Scott Company, L.P.:

Oil and Natural Gas
(MMBOE)
Acquisitions of PXP and MMR	472
Extensions and discoveries	24
Revisions of previous estimates	7
Sales of reserves in-place	(1)
Production	(38)
Estimated proved reserves at December 31, 2013	464

Refer to Note 21 for further information regarding estimated proved oil and natural gas reserves.

Changes to estimates of proved reserves could result in changes to the prospective UOP amortization rate for our oil and gas properties, which could have a significant impact on our results of operations. Based on our estimated proved reserves and our net oil and gas properties subject to amortization at December 31, 2013, a 10 percent increase in our costs subject to amortization would increase our amortization rate by approximately $3.79 per BOE and a 10 percent reduction to proved reserves would increase our amortization rate by approximately $4.21 per BOE. Changes in estimates of proved oil and natural gas reserves may also affect our ceiling test calculation (refer to Note 1).

Impairment of Long-Lived Mining Assets
As discussed in Note 1, we evaluate our long-lived mining assets for impairment when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable. In evaluating our long-lived assets for recoverability, estimates of after-tax undiscounted future cash flows of our individual mining operations are used, with impairment losses measured by reference to fair value. As quoted market prices are unavailable for our individual mining operations, fair value is determined through the use of discounted estimated future cash flows. The estimated cash flows used to assess recoverability of our long-lived assets and measure fair value of our mining operations are derived from current business plans, which are developed using near-term price forecasts reflective of the current price environment and management's projections for long-term average metal prices. In addition to near- and long-term metal price assumptions, other key assumptions include commodity-based and other input costs; proven and probable reserves, including the timing and cost to develop and produce the reserves; and the use of appropriate escalation and discount rates. We believe our estimates and models used to determine fair value are similar to what a market participant would use.

Because the cash flows used to assess recoverability of our long-lived assets and measure fair value of our mining operations require us to make several estimates and assumptions that are subject to risk and uncertainty, changes in these estimates and assumptions could result in the impairment of our long-lived asset values. Events that could result in impairment of our long-lived assets include, but are not limited to, decreases in future metal prices, decreases in estimated recoverable proven and probable mineral reserves and any event that might otherwise have a material adverse effect on mine site production levels or costs.

Impairment of Oil and Gas Properties
As discussed in Note 1, we follow the full cost method of accounting for our oil and gas operations, whereby all costs associated with oil and gas property acquisition, exploration and development activities are capitalized and amortized to expense under the UOP method on a country-by-country basis using estimates of proved oil and natural gas reserves relating to each country where such activities are conducted.

In evaluating our oil and gas properties for impairment, estimates of future cash flows are used (refer to Note 1 for further discussion of the ceiling test calculation). Additionally, SEC rules require that we price our future oil and gas production at the twelve-month average of the first-day-of-the-month historical reference prices adjusted for location and quality differentials. Such prices are utilized except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts excluding derivatives. The pricing in ceiling test impairment calculations required by full cost accounting may cause results that do not reflect current market conditions that exist at the end of an accounting period. For example, in periods of increasing oil and gas prices, the use of a twelve-month historical average price in the ceiling test calculation may result in an impairment. Conversely, in times of declining prices, ceiling test calculations may not result in an impairment.

At December 31, 2013, the ceiling with respect to our oil and gas properties exceeded the net capitalized costs of those properties by approximately 4 percent, and we did not record an impairment. Given the volatility of crude oil and natural gas prices, it is likely that our estimate of discounted future net revenues from proved oil and natural gas reserves will change in the near term. If crude oil and natural gas prices decline in the future, even if only by a small amount, impairments of our oil and gas properties could occur.

At December 31, 2013, we also had $10.9 billion of costs for unproved oil and gas properties, which are excluded from amortization. These costs will be transferred into the amortization base as the properties are evaluated and proved reserves are established or if impairment is determined. We assess our unproved properties at least annually, and if impairment is indicated, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and subject to amortization. Accordingly, an impairment of unproved properties does not immediately result in the recognition of a charge to the consolidated statements of income, but rather increases the costs subject to amortization. The transfer of costs into the amortization base involves a significant amount of judgment and may be subject to changes over time based on our drilling plans and results, geological and geophysical evaluations, the assignment of proved reserves, availability of capital and other factors.

Because the transfer of unevaluated property to the full cost pool requires significant judgment and the ceiling test used to evaluate impairment of our proved oil and gas properties requires us to make several estimates and assumptions that are subject to risk and uncertainty, changes in these estimates and assumptions could result in the impairment of our oil and gas properties. Events that could result in impairment of our oil and gas properties include, but are not limited to, decreases in future crude oil and natural gas prices, decreases in estimated proved oil and natural gas reserves, increases in production, development or abandonment costs and any event that might otherwise have a material adverse effect on our oil and gas production levels or costs.

Impairment of Goodwill
We account for business combinations using the acquisition method of accounting, which requires us to allocate the purchase price to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Determining the fair values of assets acquired and liabilities assumed requires management's judgment, the utilization of independent valuation experts, and often involves the use of significant estimates and assumptions, including future cash flows, discount rates and forward prices. The excess of acquisition consideration over the fair values of assets acquired and liabilities assumed is recorded as goodwill. As of December 31, 2013, our consolidated balance sheet included $1.9 billion of goodwill, all of which had been assigned to our U.S. oil and gas reporting unit. As described in Note 2, the final valuation of assets acquired, liabilities assumed and noncontrolling interests in the 2013 oil and gas acquisitions is not complete, and any adjustments to these values could impact the amount of goodwill recorded.

Goodwill is required to be evaluated for impairment on at least an annual basis, or at any other time if events or circumstances indicate that its carrying amount may no longer be recoverable. We conduct a qualitative or quantitative goodwill impairment assessment during the fourth quarter of each year. A qualitative assessment involves examining relevant events and circumstances which could have a negative impact on our goodwill such as macroeconomic conditions, industry and market conditions, cost factors that have a negative effect on earnings and cash flows, overall financial performance, dispositions and acquisitions, and any other relevant events or circumstances. After assessing the relevant events and circumstances for the qualitative impairment assessment during fourth-quarter 2013, we determined that performing a quantitative goodwill impairment test was unnecessary, and no goodwill impairment was recognized.

Crude oil and natural gas prices and our estimated oil and natural gas reserves represent the most significant assumptions used in our assessment to evaluate goodwill for impairment. Accordingly, we believe events negatively affecting crude oil and natural gas prices or our estimates of oil and natural gas reserves may indicate impairment of goodwill assigned to our U.S. oil and gas reporting unit, and we could have an impairment of goodwill in the future.

Environmental Obligations
Our current and historical operating activities are subject to various national, state and local environmental laws and regulations that govern the protection of the environment, and compliance with those laws requires significant expenditures. Environmental expenditures are expensed or capitalized, depending upon their future economic benefits. The guidance provided by U.S. GAAP requires that liabilities for contingencies be recorded when it is probable that obligations have been incurred and the cost can be reasonably estimated. At December 31, 2013, environmental obligations recorded in our consolidated balance sheet totaled $1.2 billion, which reflect obligations for environmental liabilities attributed to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) or analogous state programs and for estimated future costs associated with environmental matters. Refer to Notes 1 and 12 for further discussion of environmental obligations, including a summary of changes in our estimated environmental obligations for the three years ending December 31, 2013.

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

Asset Retirement Obligations
We record the fair value of our estimated asset retirement obligations (AROs) associated with tangible long-lived assets in the period incurred. Fair value is measured as the present value of cash flow estimates after considering inflation and a market risk premium. Our cost estimates are reflected on a third-party cost basis and comply with our legal obligation to retire tangible long-lived assets in the period incurred. These cost estimates may differ from financial assurance cost estimates for reclamation activities because of a variety of factors, including obtaining updated cost estimates for reclamation activities, the timing of reclamation activities, changes in scope and the exclusion of certain costs not considered reclamation and closure costs. At least annually, we review our ARO estimates for changes in the projected timing of certain reclamation and closure/restoration costs, changes in cost estimates and additional AROs incurred during the period. At December 31, 2013, AROs recorded in our consolidated balance sheet totaled $2.3 billion, including $1.1 billion associated with our oil and gas operations. Refer to Notes 1 and 12 for further discussion of reclamation and closure costs, including a summary of changes in our AROs for the three years ended December 31, 2013.

Generally, ARO activities are specified by regulations or in permits issued by the relevant governing authority, and management judgment is required to estimate the extent and timing of expenditures. Accounting for AROs represents a critical accounting estimate because (i) we will not incur most of these costs for a number of years, requiring us to make estimates over a long period, (ii) reclamation and closure laws and regulations could change in the future and/or circumstances affecting our operations could change, either of which could result in significant changes to our current plans, (iii) the methods used or required to plug and abandon non-producing oil and gas well bores, remove platforms, tanks, production equipment and flow lines, and restore the wellsite could change (iv) calculating the fair value of our AROs requires management to estimate projected cash flows, make long-term assumptions about inflation rates, determine our credit-adjusted, risk-free interest rates and determine market risk premiums that are appropriate for our operations and (v) given the magnitude of our estimated reclamation, mine closure and wellsite abandonment and restoration costs, changes in any or all of these estimates could have a significant impact on our results of operations.

Deferred Income Taxes
In preparing our annual consolidated financial statements, we estimate the actual amount of income taxes currently payable or receivable as well as deferred income tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates or laws is recognized in income in the period in which such changes are enacted.

A valuation allowance is provided for those deferred income tax assets for which it is more likely than not that the related benefits will not be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each jurisdiction. If we determine that we will not realize all or a portion of our deferred income tax assets, we will increase our valuation allowance. Conversely, if we determine that we will ultimately be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced.

Our valuation allowances totaled $2.5 billion at December 31, 2013, and $2.4 billion at December 31, 2012, and covered all of FCX’s U.S. foreign tax credit carryforwards, and a portion of its foreign net operating loss carryforwards, U.S. state net operating loss carryforwards, U.S. state deferred tax assets and U.S. capital loss carryforwards. In addition, the valuation allowance at December 31, 2012, covered a portion of U.S. minimum tax credit carryforwards. Refer to Note 11 for further discussion.

CONSOLIDATED RESULTS

	Years Ended December 31,
	2013[a]		2012		2011
SUMMARY FINANCIAL DATA	(in millions, except per share amounts)
Revenues[b,c]	$20,921	[d]	$18,010		$20,880
Operating income[b,c]	$5,351	[d,e,f,g,h]	$5,814	[e,f,g,h]	$9,140	[e,g]
Net income attributable to FCX common stockholders[c,l]	$2,658	[d,e,f,g,h,i,j]	$3,041	[e,f,g,h,j,k]	$4,560	[e,g,j,k]
Diluted net income per share attributable to FCX common stockholders[c,l]	$2.64	[d,e,f,g,h,i,j]	$3.19	[e,f,g,h,j,k]	$4.78	[e,g,j,k]
Diluted weighted-average common shares outstanding	1,006		954		955
Operating cash flows[m]	$6,139		$3,774		$6,620
Capital expenditures	$5,286		$3,494		$2,534
At December 31:
Cash and cash equivalents	$1,985		$3,705		$4,822
Total debt, including current portion	$20,706		$3,527		$3,537

a.	Includes the results of FM O&G beginning June 1, 2013.
b.Following is a summary of revenues and operating income by operating division (in millions):

	Years Ended December 31,
Revenues	2013	2012	2011
North America copper mines	$5,183	$5,486	$5,629
South America mining	4,485	4,728	5,258
Indonesia mining	4,087	3,921	5,046
Africa mining	1,637	1,359	1,289
Molybdenum mines	522	529	595
Rod & Refining	5,022	5,016	5,549
Atlantic Copper Smelting & Refining	2,041	2,709	2,984
U.S. oil & gas operations	2,616	—	—
Other mining, corporate, other & eliminations	(4,672)	(5,738)	(5,470)
Total FCX revenues	$20,921	$18,010	$20,880

Operating income (loss)
North America copper mines	$1,506	$2,204	$2,771
South America mining	2,063	2,321	3,088
Indonesia mining	1,420	1,298	2,916
Africa mining	625	562	550
Molybdenum mines	123	150	291
Rod & Refining	23	14	13
Atlantic Copper Smelting & Refining	(75)	8	(69)
U.S. oil & gas operations	450	—	—
Other mining, corporate, other & eliminations	(784)	(743)	(420)
Total FCX operating income	$5,351	$5,814	$9,140
Refer to Note 16 for further discussion of operating divisions and business segments.

c.
Includes adjustments to provisionally priced concentrate and cathode sales recognized in prior periods totaling $(26) million ($(12) million to net income attributable to common stock or $(0.01) per share) for the year 2013, $101 million ($43 million to net income attributable to common stock or $0.05 per share) for the year 2012 and $(12) million ($(5) million to net income attributable to common stock or $(0.01) per share) for the year 2011. Refer to “Revenues” for further discussion.

d.
Includes charges for net unrealized and noncash realized losses on crude oil and natural gas derivative contracts totaling $312 million ($194 million to net income attributable to common stockholders or $0.19 per share) for the seven-month period from June 1, 2013, to December 31, 2013.

e.
Includes net charges (credits) for adjustments to environmental obligations and related litigation reserves totaling $19 million ($17 million to net income attributable to common stockholders or $0.02 per share) in 2013, $(62) million ($(40) million to net income attributable to common stockholders or $(0.04) per share) in 2012 and $107 million ($86 million to net income attributable to common stockholders or $0.09 per share) in 2011.

f.
Includes transaction and related costs principally associated with the oil and gas acquisitions totaling $80 million ($50 million to net income attributable to common stockholders or $0.05 per share) in 2013 and $9 million ($7 million to net income attributable to common stockholders or $0.01 per share) in 2012.

g.
Includes charges associated with new labor agreements totaling $36 million ($13 million to net income attributable to common stock or $0.01 per share) at Cerro Verde in 2013, $16 million ($8 million to net income attributable to common stockholders or $0.01 per share) at Candelaria in 2012 and $116 million ($50 million to net income attributable to common stock or $0.05 per share) at PT-FI, Cerro Verde and El Abra in 2011.

h.
The year 2013 includes charges of (i) $76 million ($49 million to net income attributable to common stock or $0.05 per share) associated with updated mine plans at Morenci that resulted in a loss of recoverable copper in leach stockpiles and (ii) $37 million ($23 million to net income attributable to common stock or $0.02 per share) for restructuring an executive employment arrangement. The year 2012 includes a gain of $59 million ($31 million to net income attributable to common stockholders or $0.03 per share) for the settlement of the insurance claim for business interruption and property damage relating to the 2011 incidents affecting PT-FI's concentrate pipelines.

i.
The year 2013 includes gains associated with our oil and gas acquisitions, including (i) $128 million ($0.13 per share) primarily related to FCX's preferred stock investment in and the subsequent acquisition of MMR, and (ii) a tax benefit of $199 million ($0.20 per share) associated with net reductions in FCX's deferred tax liabilities and deferred tax asset valuation allowances. Refer to Note 11 and "Provision for Income Taxes" below for further discussion.

j.
Includes net losses on early extinguishment of debt totaling $28 million ($0.03 per share) in 2013, $149 million ($0.16 per share) in 2012 and $60 million ($0.06 per share) in 2011. Refer to Note 8 for further discussion.

k.
The year 2012 includes a tax benefit of $98 million, net of noncontrolling interests, ($0.11 per share) associated with adjustments to Cerro Verde's deferred income taxes. The year 2011 includes a tax charge of $49 million, net of noncontrolling interests ($0.05 per share) for additional taxes associated with Cerro Verde's election to pay a special mining burden during the remaining term of its 1998 stability agreement. Refer to Note 11 and "Provision for Income Taxes" below for further discussion.

l.	We defer recognizing profits on intercompany sales until final sales to third parties occur. Refer to "Operations - Smelting & Refining" for a summary of net impacts from changes in these deferrals.

m.	Includes net working capital uses and changes in other tax payments of $377 million for the year 2013, $1.4 billion for the year 2012 and $461 million for the year 2011.

	Years Ended December 31,
	2013[a]	2012	2011
SUMMARY OPERATING DATA
Copper (recoverable)
Production (millions of pounds)	4,131	3,663	3,691
Sales, excluding purchases (millions of pounds)	4,086	3,648	3,698
Average realized price per pound	$3.30	$3.60	$3.86
Site production and delivery costs per pound[b]	$1.88	$2.00	$1.72
Unit net cash costs per pound[b]	$1.49	$1.48	$1.01
Gold (recoverable)
Production (thousands of ounces)	1,250	958	1,383
Sales, excluding purchases (thousands of ounces)	1,204	1,010	1,378
Average realized price per ounce	$1,315	$1,665	$1,583
Molybdenum (recoverable)
Production (millions of pounds)	94	85	83
Sales, excluding purchases (millions of pounds)	93	83	79
Average realized price per pound	$11.85	$14.26	$16.98
Oil Equivalents
Sales volumes:
MMBOE	38.1
MBOE per day	178
Cash operating margin per BOE[c]:
Realized revenues	$76.87
Cash production costs	17.14
Cash operating margin	$59.73

a.	Includes the results of FM O&G beginning June 1, 2013.

b.
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

c.
Cash operating margin for our oil and gas operations reflects realized revenues less cash production costs. Realized revenues exclude net unrealized and noncash realized losses on derivative contracts and cash production costs exclude accretion and other costs. For reconciliations of realized revenues and cash production costs per BOE to revenues and production and delivery costs reported in our consolidated financial statements, refer to "Product Revenues and Production Costs."

Revenues
Consolidated revenues totaled $20.9 billion in 2013, $18.0 billion in 2012 and $20.9 billion in 2011, and included the sale of copper concentrates, copper cathodes, copper rod, gold, molybdenum and other metals by our North and South America copper mines; the sale of copper concentrates (which also contain significant quantities of gold and silver) by our Indonesia mining operations; the sale of copper cathodes and cobalt hydroxide by our Africa mining operations; the sale of molybdenum in various forms by our Molybdenum operations; the sale of copper cathodes, copper anodes, and gold in anodes and slimes by Atlantic Copper; and beginning June 1, 2013, the sale of oil, natural gas and NGLs by our oil and gas operations. Our consolidated revenues for 2013 included sales of copper (69 percent), oil (11 percent), gold (8 percent) and molybdenum (5 percent). Following is a summary of year-to-year changes in our consolidated revenues (in millions):

	2013	2012

Consolidated revenues - prior year	$18,010	$20,880
Mining operations:
Higher (lower) sales volumes from mining operations:
Copper	1,576	(194)
Gold	323	(583)
Molybdenum	151	61
Silver	53	(38)
Cobalt	6	(6)
(Lower) higher price realizations from mining operations:
Copper	(1,226)	(948)
Gold	(421)	82
Molybdenum	(225)	(225)
Silver	(70)	(44)
Cobalt	5	(54)
(Unfavorable) favorable impact of net adjustments for prior year provisionally priced sales	(133)	132
Higher (lower) revenues from purchased copper	313	(469)
Lower Atlantic Copper revenues	(668)	(275)
Other, including intercompany eliminations	611	(309)
Oil and gas operations:
Oil and gas revenues, including net realized losses on derivative contracts	2,928	—
Net unrealized and noncash realized losses on crude oil and natural gas derivative contracts	(312)	—
Consolidated revenues - current year	$20,921	$18,010

Mining Sales Volumes
Consolidated sales volumes totaled 4.1 billion pounds of copper, 1.2 million ounces of gold and 93 million pounds of molybdenum in 2013, compared with 3.65 billion pounds of copper, 1.0 million ounces of gold and 83 million pounds of molybdenum in 2012 and 3.7 billion pounds of copper, 1.4 million ounces of gold and 79 million pounds of molybdenum in 2011. Higher consolidated copper and gold sales volumes in 2013, compared with 2012, primarily reflected improved volumes throughout our global mining operations. Lower consolidated copper and gold sales volumes in 2012, compared with 2011, primarily reflected lower volumes in Indonesia and South America, partly offset by increased copper production in North America and Africa. Refer to “Operations” for further discussion of sales volumes at our operating divisions.

Metal Price Realizations
Our consolidated revenues can vary significantly as a result of fluctuations in the market prices of copper, gold, molybdenum, silver and cobalt. Following is a summary of our average price realizations for the years ended December 31:

	2013	2012	2011
Copper (per pound)	$3.30	$3.60	$3.86
Gold (per ounce)	$1,315	$1,665	$1,583
Molybdenum (per pound)	$11.85	$14.26	$16.98
Silver (per ounce)	$22.13	$30.06	$36.24
Cobalt (per pound)	$8.02	$7.83	$9.99

We generally recognized lower price realizations from our mining operations in 2013, compared with 2012, and also in 2012, compared with 2011. Refer to "Markets" for further discussion.

Provisionally Priced Sales
Impacts of net adjustments for prior year provisionally priced sales primarily relates to copper sales. Substantially all of our copper concentrate and cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) based primarily on quoted LME monthly average spot copper prices (refer to “Disclosures About Market Risks – Commodity Price Risk” for further discussion). Revenues included (unfavorable) favorable net adjustments to prior years' provisionally priced copper sales totaling $(26) million in 2013, $101 million in 2012 and $(12) million in 2011.

Purchased Copper
From time to time, we purchase copper cathode for processing by our Rod & Refining segment when production from our North America copper mines does not meet customer demand.

Atlantic Copper Revenues
The decrease in Atlantic Copper’s revenues in 2013, compared with 2012, primarily reflected the impact of a major maintenance turnaround in 2013. The decrease in Atlantic Copper's revenues in 2012, compared with 2011, primarily reflected lower gold volumes. Refer to "Operations" for further discussion.

Oil & Gas Revenues
Consolidated sales of 38.1 MMBOE for the seven-month period following the acquisition date, included 26.6 MMBbls of crude oil, 54.2 Bcf of natural gas and 2.4 MMBbls of NGLs. Our average realized prices, for the seven-month period following the acquisition date, were $98.32 per barrel for crude oil, $3.99 per MMBtu for natural gas and $38.20 per barrel for NGLs. Refer to “Operations” for further discussion of sales volumes at our oil and gas operations.
Our oil and gas operations use various derivative contracts to manage exposure to commodity price risk for a substantial portion of our oil and gas production through 2015. In connection with the acquisition of PXP, we assumed derivative contracts for 2013, 2014 and 2015 that consisted of crude oil options, and crude oil and natural gas swaps. These crude oil and natural gas derivative contracts are not designated as hedging instruments; accordingly, they are recorded at fair value with the mark-to-market gains and losses recorded in revenues each period. Net charges to revenues for unrealized and noncash realized losses on crude oil and natural gas derivative contracts totaled $312 million for the seven-month period following the acquisition date. Refer to Note 14 and "Disclosure About Market Risks - Commodity Price Risk" for further discussion of crude oil and natural gas derivative contracts.

Production and Delivery Costs
2013 Compared with 2012
Consolidated production and delivery costs totaled $11.8 billion in 2013, compared with $10.4 billion in 2012. Excluding production and delivery costs associated with oil and gas operations of $682 million for the seven-month period following the acquisition date, higher production and delivery costs for our mining operations primarily reflected higher copper purchases.

Consolidated unit site production and delivery costs, before net noncash and other costs, for our copper mining operations averaged $1.88 per pound of copper in 2013, compared with $2.00 per pound of copper in 2012. Lower consolidated unit site production and delivery costs in 2013 primarily reflects higher copper volumes in Indonesia and South America. Assuming achievement of current 2014 volume and cost estimates, consolidated site production and delivery costs are expected to average $1.87 per pound of copper for 2014. Refer to "Operations – Indonesia Mining" for discussion of a regulatory matter impacting projected unit net cash costs, “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions, and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements.

Our copper mining operations require significant energy, principally diesel, electricity, coal and natural gas, most of which is obtained from third parties under long-term contracts. Energy approximated 20 percent of our consolidated copper production costs in 2013 and included purchases of approximately 260 million gallons of diesel fuel; 7,200 gigawatt hours of electricity at our North America, South America and Africa copper mining operations (we generate all of our power at our Indonesia mining operation); 705 thousand metric tons of coal for our coal power plant in Indonesia; and 1 MMBtu (million British thermal units) of natural gas at certain of our North America mines. For 2014, we estimate energy will approximate 21 percent of our consolidated copper production costs.

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

Depreciation, Depletion and Amortization
Consolidated depreciation, depletion and amortization expense totaled $2.8 billion in 2013 (which included $1.4 billion for the seven-month period following the acquisition date for our oil and gas operations), $1.2 billion in 2012 and $1.0 billion in 2011. Depreciation will vary under the UOP method as a result of changes in sales volumes and the related UOP rates at our mining and oil and gas operations. Excluding oil and gas operations, higher depreciation, depletion and amortization expense in 2013 primarily reflected asset additions and higher production at our mining operations.

Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses totaled $657 million in 2013, $431 million in 2012 and $415 million in 2011. Excluding selling, general and administrative expenses associated with oil and gas operations of $120 million for the seven-month period following the acquisition date, higher expense in 2013, compared with 2012, primarily reflected transaction and related costs associated with acquisitions ($80 million in 2013, compared with $9 million in 2012) and a $37 million charge in 2013 for restructuring an executive employment arrangement.

Mining Exploration and Research Expenses
Consolidated exploration and research expenses for our mining operations totaled $210 million in 2013, $285 million in 2012 and $271 million in 2011. In 2013, we took steps to reduce or defer operating, exploration and other costs in response to market conditions and our debt reduction objectives. We are actively conducting exploration activities near our existing mines with a focus on opportunities to expand reserves that will support additional future production capacity in the large mineral districts where we currently operate. Exploration results indicate opportunities for what we believe could be significant future reserve additions in North and South America and in the Tenke minerals district. The drilling data in North America continues to indicate the potential for expanded sulfide production.

For 2014, exploration and research expenditures for our mining operations are expected to total approximately $150 million, including approximately $120 million for exploration.

As further discussed in Note 1, under the full cost method of accounting, exploration costs for our oil and gas operations are capitalized to oil and gas properties.

Environmental Obligations and Shutdown Costs
Environmental obligation costs (credits) reflect net revisions to our long-term environmental obligations, which will vary from period to period because of changes to environmental laws and regulations, the settlement of environmental matters and/or circumstances affecting our operations that could result in significant changes in our estimates (refer to "Critical Accounting Estimates - Environmental Obligations" for further discussion). Shutdown costs include care and maintenance costs and any litigation, remediation or related expenditures associated with closed facilities or operations. Net charges (credits) for environmental obligations and shutdown costs totaled a $66 million in 2013, $(22) million in 2012 and $134 million in 2011. Refer to Note 12 for further discussion of environmental obligations and litigation matters.

Interest Expense, Net
Consolidated interest expense (excluding capitalized interest) totaled $692 million in 2013, $267 million in 2012 and $421 million in 2011. The increase in interest expense in 2013 primarily reflects additional interest expense associated with acquisition-related debt (refer to Note 8 for discussion).

Capitalized interest is primarily related to the level of expenditures for our development projects and average interest rates on our borrowings, and totaled $174 million in 2013, $81 million in 2012 and $109 million in 2011. The increase in 2013, compared with the 2012, primarily reflects the addition of capitalized interest associated with expenditures for our oil and gas properties totaling $69 million for the seven-month period following the acquisition date. Refer to “Capital Resources and Liquidity - Investing Activities” for further discussion of current development projects.

Losses on Early Extinguishment of Debt
During 2013, we recorded net losses on early extinguishment of debt totaling $35 million primarily associated with the termination of the bridge loan facilities for the PXP and MMR acquisitions, partly offset by a gain on the redemption of MMR's remaining outstanding 11.875% Senior Notes. During 2012, we recorded losses on early extinguishment of debt totaling $168 million associated with the redemption of our remaining 8.375% Senior Notes. During 2011, we recorded losses on early extinguishment of debt totaling $68 million associated with the redemption of our 8.25% Senior Notes, the revolving credit facilities that were replaced in March 2011 and open-market purchases of our 9.50% Senior Notes. Refer to Note 8 for further discussion of these transactions.

Provision for Income Taxes
Following is a summary of the approximate amounts used in the calculation of our consolidated provision for income taxes for the years ended December 31 (in millions, except percentages):

	2013				2012
	Income[a]	Effective Tax Rate	Income Tax (Provision) Benefit		Income[a]	Effective Tax Rate	Income Tax (Provision) Benefit
U.S.	$1,080	23%	$(243)		$1,571	23%	$(357)
South America	2,021	36%	(720)		2,211	36%	(791)	[b]
Indonesia	1,370	44%	(603)		1,287	39%	(497)
Africa	425	31%	(131)		357	31%	(112)
Eliminations and other	17	N/A	23		61	N/A	13
	4,913	34%	(1,674)		$5,487	32%	$(1,744)
Adjustments	—	N/A	199	[c]	—	N/A	234	[d]
Consolidated FCX	$4,913	30%	$(1,475)		$5,487	28%	$(1,510)

a.	Represents income by geographic location before income taxes and equity in affiliated companies’ net earnings.

b.
In 2012, Cerro Verde signed a new 15-year mining stability agreement with the Peruvian government, which became effective January 1, 2014. In connection with the new mining stability agreement, Cerro Verde's income tax rate increased from 30 percent to 32 percent, and we recognized additional deferred tax expense of $29 million ($25 million net of noncontrolling interests).

c.	Reflects net reductions in our deferred tax liabilities and deferred tax asset valuation allowances resulting from the oil and gas acquisitions (see Note 11).

d.
Reflects the reversal of a net deferred tax liability totaling $234 million ($123 million net of noncontrolling interest) related to reinvested profits at Cerro Verde that were not expected to be distributed prior to expiration of its 1998 stability agreement on December 31, 2013.

Following is a summary of the approximate amounts used in the calculation of our consolidated provision for income taxes for the year ended December 31 (in millions, except percentages):

	2011
	Income[a]	Effective Tax Rate	Income Tax Provision
U.S.	$2,109	23%	$(477)
South America	3,017	36%	(1,075)	[b]
Indonesia	2,923	43%	(1,256)
Africa	357	34%	(120)
Eliminations and other	412	N/A	(159)
Consolidated FCX	$8,818	35%	$(3,087)

a.	Represents income by geographic location before income taxes and equity in affiliated companies’ net earnings.

b.
In September 2011, Peru enacted a new mining tax and royalty regime and also created a special mining burden that companies with stability agreements could elect to pay. Cerro Verde elected to pay this special mining burden during the remaining term of its 1998 stability agreement, which expired on December 31, 2013. As a result, Cerro Verde recognized additional tax expense of $53 million ($49 million net of noncontrolling interests) in 2011.

Our consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which we operate. Accordingly, variations in the relative proportions of jurisdictional income result in fluctuations to our consolidated effective income tax rate. Assuming average prices of $3.25 per pound for copper, $1,200 per ounce for gold, $9.50 per pound for molybdenum and Brent crude oil of $105 per barrel and achievement of current sales volume and cost estimates, we estimate our annual consolidated effective tax rate for the year 2014 will approximate 35 percent.

Refer to Note 11 for further discussion of income taxes.

OPERATIONS

North America Copper Mines
We operate seven open-pit copper mines in North America – Morenci, Bagdad, Safford, Sierrita and Miami in Arizona, and Chino and Tyrone in New Mexico. All of the North America mining operations are wholly owned, except for Morenci. We record our 85 percent joint venture interest in Morenci using the proportionate consolidation method.

The North America copper mines include open-pit mining, sulfide ore concentrating, leaching and solution extraction/electrowinning (SX/EW) operations. A majority of the copper produced at our North America copper mines is cast into copper rod by our Rod & Refining segment. The remainder of our North America copper sales is in the form of copper cathode or copper concentrate, a portion of which is shipped to Atlantic Copper (our wholly owned smelter). Molybdenum concentrate is also produced by certain of our North America copper mines (Sierrita, Bagdad, Morenci and Chino).

Operating and Development Activities. We have increased production from our North America copper mines in recent years and we continue to evaluate opportunities to invest in additional production capacity following positive exploration results. Future investments will be undertaken based on the results of economic and technical feasibility studies and market conditions.

Morenci Mill Expansion. We are expanding mining and milling capacity to process additional sulfide ores identified through exploratory drilling. The project is targeting incremental annual production of approximately 225 million pounds of copper beginning in 2014 (an approximate 40 percent increase from 2013) through an increase in milling rates from 50,000 metric tons of ore per day to approximately 115,000 metric tons of ore per day. At full rates, Morenci's copper production is expected to approach 1 billion pounds in 2015, compared with 564 million pounds in 2013. As of December 31, 2013, construction was more than 60 percent complete and the project is on track for first copper production in the first half of 2014. At December 31, 2013, project costs of $1.0 billion had been incurred ($0.7 billion during 2013), with approximately $0.6 billion remaining to be incurred.

Operating Data. Following is summary operating data for the North America copper mines for the years ended December 31:

	2013	2012	2011
Operating Data, Net of Joint Venture Interest
Copper (millions of recoverable pounds)
Production	1,431	1,363	1,258
Sales, excluding purchases	1,422	1,351	1,247
Average realized price per pound	$3.36	$3.64	$3.99

Molybdenum (millions of recoverable pounds)
Production[a]	32	36	35

100% Operating Data
SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	1,003,500	998,600	888,300
Average copper ore grade (percent)	0.22	0.22	0.24
Copper production (millions of recoverable pounds)	889	866	801

Mill operations
Ore milled (metric tons per day)	246,500	239,600	222,800
Average ore grade (percent):
Copper	0.39	0.37	0.38
Molybdenum	0.03	0.03	0.03
Copper recovery rate (percent)	85.3	83.9	83.1
Copper production (millions of recoverable pounds)	642	592	549

a.	Refer to "Consolidated Results" for our consolidated molybdenum sales volumes, which includes sales of molybdenum produced at the North America copper mines.

2013 Compared with 2012
Copper sales volumes from our North America copper mines increased to 1.42 billion pounds in 2013, compared with 1.35 billion pounds in 2012, primarily because of higher mining and milling rates, higher copper ore grades and higher recovery rates.

North America copper production is expected to continue to improve in 2014 following the completion of the Morenci mill expansion. Copper sales volumes from our North America copper mines are expected to approximate 1.73 billion pounds in 2014. Refer to "Outlook" for projected molybdenum sales volumes.

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

	2013				2012
	By-		Co-Product Method		By-	Co-Product Method
	Product Method		Copper	Molyb- denum[a]	Product Method	Copper	Molyb- denum[a]
Revenues, excluding adjustments	$3.36		$3.36	$10.79	$3.64	$3.64	$13.00
Site production and delivery, before net noncash
and other costs shown below	2.00		1.94	3.79	1.91	1.75	6.32
By-product credits	(0.24)		—	—	(0.36)	—	—
Treatment charges	0.11		0.11	—	0.12	0.11	—
Unit net cash costs	1.87		2.05	3.79	1.67	1.86	6.32
Depreciation, depletion and amortization	0.28		0.27	0.22	0.26	0.24	0.48
Noncash and other costs, net	0.14	[b]	0.14	0.04	0.10	0.10	0.09
Total unit costs	2.29		2.46	4.05	2.03	2.20	6.89
Revenue adjustments, primarily for pricing on prior period open sales	—		—	—	0.01	0.01	—
Gross profit per pound	$1.07		$0.90	$6.74	$1.62	$1.45	$6.11

Copper sales (millions of recoverable pounds)	1,416		1,416		1,347	1,347
Molybdenum sales (millions of recoverable pounds)[a]				32			36

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes $76 million ($0.05 per pound) associated with updated mine plans at Morenci that resulted in a loss in recoverable copper in leach stockpiles.

Our North America copper mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. During 2013, average unit net cash costs (net of by-product credits) for the North America copper mines ranged from $1.55 per pound to $2.28 per pound at the individual mines and averaged $1.87 per pound. Higher average unit net cash costs (net of by-product credits) in 2013, compared with $1.67 per pound in 2012, primarily reflected lower molybdenum credits and increased mining and milling activities, partly offset by higher copper sales volumes.

Because certain assets are depreciated on a straight-line basis, North America's average unit depreciation rate may vary with asset additions and the level of copper production and sales.

Assuming achievement of current sales volume and cost estimates and an average price of $9.50 per pound of molybdenum for 2014, average unit net cash costs (net of by-product credits) for our North America copper mines are expected to approximate $1.76 per pound of copper in 2014. North America's average unit net cash costs for 2014 would change by approximately $0.04 per pound for each $2 per pound change in the average price of molybdenum during 2014.

	2012			2011
	By-	Co-Product Method		By-	Co-Product Method
	Product Method	Copper	Molyb- denum[a]	Product Method	Copper	Molyb- denum[a]
Revenues, excluding adjustments	$3.64	$3.64	$13.00	$3.99	$3.99	$15.72
Site production and delivery, before net noncash
and other costs shown below	1.91	1.75	6.32	1.78	1.60	6.86
By-product credits	(0.36)	—	—	(0.48)	—	—
Treatment charges	0.12	0.11	—	0.11	0.10	—
Unit net cash costs	1.67	1.86	6.32	1.41	1.70	6.86
Depreciation, depletion and amortization	0.26	0.24	0.48	0.21	0.20	0.39
Noncash and other costs, net	0.10	0.10	0.09	0.13	0.13	0.09
Total unit costs	2.03	2.20	6.89	1.75	2.03	7.34
Revenue adjustments, primarily for pricing on prior period open sales	0.01	0.01	—	—	—	—
Gross profit per pound	$1.62	$1.45	$6.11	$2.24	$1.96	$8.38

Copper sales (millions of recoverable pounds)	1,347	1,347		1,244	1,244
Molybdenum sales (millions of recoverable pounds)[a]			36			35

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

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

South America mining includes open-pit and underground mining, sulfide ore concentrating, leaching and SX/EW operations. Production from our South America mines is sold as copper concentrate or copper cathode under long-term contracts. Our South America mines ship a portion of their copper concentrate inventories to Atlantic Copper. In addition to copper, the Candelaria and Ojos del Salado mines produce gold and silver, and the Cerro Verde mine produces molybdenum concentrates.

Operating and Development Activities.
Cerro Verde Expansion. Construction activities associated with a large-scale expansion at Cerro Verde are in progress. At December 31, 2013, engineering was more than 90 percent complete and construction progress is advancing on schedule. The project is expected to expand the concentrator facilities from 120,000 metric tons of ore per day to 360,000 metric tons of ore per day and provide incremental annual production of approximately 600 million pounds of copper and 15 million pounds of molybdenum beginning in 2016. At December 31, 2013, $1.5 billion had been incurred for this project (approximately $1.0 billion during 2013), with approximately $3.1 billion remaining to be incurred. Considering the long-term nature and large size of the project, actual costs could vary from these estimates.

El Abra Sulfide. We continue to evaluate a potential large-scale milling operation at El Abra to process additional sulfide material and to achieve higher recoveries. Exploration results at El Abra have identified a significant sulfide resource, which could potentially support a major mill project. Future investments will be dependent on technical studies, economic factors and global market conditions.

Operating Data. Following is summary operating data for our South America mining operations for the years ended December 31.

	2013	2012	2011
Copper (millions of recoverable pounds)
Production	1,323	1,257	1,306
Sales	1,325	1,245	1,322
Average realized price per pound	$3.30	$3.58	$3.77

Gold (thousands of recoverable ounces)
Production	101	83	101
Sales	102	82	101
Average realized price per ounce	$1,350	$1,673	$1,580

Molybdenum (millions of recoverable pounds)
Production[a]	13	8	10

SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	274,600	229,300	245,200
Average copper ore grade (percent)	0.50	0.55	0.50
Copper production (millions of recoverable pounds)	448	457	439

Mill operations
Ore milled (metric tons per day)	192,600	191,400	189,200
Average ore grade:
Copper (percent)	0.65	0.60	0.66
Gold (grams per metric ton)	0.12	0.10	0.12
Molybdenum (percent)	0.02	0.02	0.02
Copper recovery rate (percent)	90.9	90.1	89.6
Copper production (millions of recoverable pounds)	875	800	867

a.	Refer to "Consolidated Results" for our consolidated molybdenum sales volumes, which includes sales of molybdenum produced at Cerro Verde.

2013 Compared with 2012
Consolidated copper sales volumes from South America totaled 1.33 billion pounds in 2013, compared with 1.25 billion in 2012, primarily reflecting higher ore grades at Candelaria, partly offset by lower ore grades at Cerro Verde.

For the year 2014, consolidated sales volumes from South America mines are expected to approximate 1.2 billion pounds of copper, which are lower than 2013 volumes, primarily reflecting lower ore grades at Candelaria and Cerro Verde. Refer to "Outlook" for projected gold and molybdenum sales volumes.

2012 Compared with 2011
Copper sales volumes from our South America mining operations totaled 1.25 billion pounds in 2012, compared with 1.32 billion pounds in 2011, primarily reflecting lower ore grades at Candelaria and Cerro Verde, partially offset by higher mining rates and ore grades at El Abra.

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

	2013			2012
	By-Product Method		Co-Product Method	By-Product Method		Co-Product Method
Revenues, excluding adjustments	$3.30		$3.30	$3.58		$3.58
Site production and delivery, before net noncash
and other costs shown below	1.53	[a]	1.42	1.60	[a]	1.49
By-product credits	(0.27)		—	(0.26)		—
Treatment charges	0.17		0.17	0.16		0.16
Unit net cash costs	1.43		1.59	1.50		1.65
Depreciation, depletion and amortization	0.26		0.24	0.23		0.22
Noncash and other costs, net	0.04		0.03	0.09		0.06
Total unit costs	1.73		1.86	1.82		1.93
Revenue adjustments, primarily for pricing on
prior period open sales	(0.03)		(0.03)	0.09		0.09
Gross profit per pound	$1.54		$1.41	$1.85		$1.74

Copper sales (millions of recoverable pounds)	1,325		1,325	1,245		1,245

a.	Includes labor agreement costs totaling $36 million ($0.03 per pound) at Cerro Verde in 2013 and $16 million ($0.01 per pound) at Candelaria in 2012.

Our South America mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-products and other factors. During 2013, unit net cash costs (net of by-product credits) for the South America mines ranged from $1.24 per pound to $2.02 per pound at the individual mines and averaged $1.43 per pound. Average unit net cash costs (net of by-product credits) for our South America mining operations decreased to $1.43 per pound of copper in 2013, compared with $1.50 per pound in 2012, primarily reflecting higher volumes.

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

Assuming achievement of current sales volume and cost estimates and average prices of $1,200 per ounce of gold and $9.50 per pound of molybdenum in 2014, we estimate that average unit net cash costs (net of by-product credits) for our South America mining operations would approximate $1.61 per pound of copper in 2014, which are higher than 2013 average unit net cash costs primarily because of lower volumes.

	2012			2011
	By-Product Method		Co-Product Method	By-Product Method		Co-Product Method
Revenues, excluding adjustments	$3.58		$3.58	$3.77		$3.77
Site production and delivery, before net noncash
and other costs shown below	1.60	[a]	1.49	1.38	[a]	1.27
By-product credits	(0.26)		—	(0.35)		—
Treatment charges	0.16		0.16	0.17		0.17
Unit net cash costs	1.50		1.65	1.20		1.44
Depreciation, depletion and amortization	0.23		0.22	0.20		0.18
Noncash and other costs, net	0.09		0.06	0.06		0.05
Total unit costs	1.82		1.93	1.46		1.67
Revenue adjustments, primarily for pricing on
prior period open sales	0.09		0.09	0.01		—
Gross profit per pound	$1.85		$1.74	$2.32		$2.10

Copper sales (millions of recoverable pounds)	1,245		1,245	1,322		1,322

a.	Includes labor agreement costs totaling $16 million ($0.01 per pound) at Candelaria in 2012 and $50 million ($0.04 per pound) at Cerro Verde and El Abra in 2011.

Unit net cash costs (net of by-product credits) for our South America mining operations increased to $1.50 per pound of copper in 2012, compared with $1.20 per pound in 2011, primarily reflecting higher mining and input costs, lower by-product credits and lower sales volumes.

Indonesia Mining
Indonesia mining includes PT-FI’s Grasberg minerals district. We own 90.64 percent of PT-FI, including 9.36 percent owned through our wholly owned subsidiary, PT Indocopper Investama (refer to Notes 3 and 13).

PT-FI produces copper concentrates, which contain significant quantities of gold and silver. Substantially all of PT-FI’s copper concentrates are sold under long-term contracts, of which approximately one-half is sold to Atlantic Copper and PT Smelting, and the remainder to other third-party customers.

PT-FI proportionately consolidates certain unincorporated joint ventures with Rio Tinto plc (Rio Tinto), under which Rio Tinto has a 40 percent interest in certain assets and future production exceeding specified annual amounts of copper, gold and silver. Refer to Note 3 for further discussion of our joint ventures with Rio Tinto. Refer to "Regulatory Matters" below and Note 13 for further discussion of PT-FI's COW with the Indonesian government. Refer to "Risk Factors" contained in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2013, for discussion of risks associated with operations in Indonesia.

Regulatory Matters. In January 2014, the Indonesian government published regulations providing that holders of contracts of work with existing processing facilities in Indonesia may continue to export product through January 12, 2017, but established new requirements for the continued export of copper concentrates, including the imposition of a progressive export duty on copper concentrates in the amount of 25 percent in 2014, rising to 60 percent by mid-2016. PT-FI’s COW, which has a primary term through 2021 and allows for two 10-year extensions through 2041 (subject to approval by the Indonesian government, which cannot be withheld or delayed unreasonably), authorizes it to export concentrates and specifies the taxes and other fiscal terms available to its operations. The COW states that PT-FI shall not be subject to taxes, duties or fees subsequently imposed or approved by the Indonesian government except as expressly provided in the COW. Additionally, PT-FI complied with the requirements of its COW for local processing by arranging for the construction and commissioning of Indonesia's only copper smelter and refinery, which is owned by PT Smelting. During 2014, approximately 40 percent of PT-FI’s production is expected to be shipped to PT Smelting, with the balance of its concentrates expected to be sold pursuant to long-term contracts with other international smelters.

The January 2014 regulations conflict with PT-FI’s contractual rights under its COW. We are working with the Indonesian government to clarify the situation and to defend PT-FI's rights under its COW. PT-FI is also seeking to obtain the required administrative permits for 2014 exports, which have been delayed as a result of the new regulations.

PT-FI's 2014 copper and gold sales estimates discussed below assume no changes to planned 2014 concentrate shipments. As of February 21, 2014, PT-FI has not obtained administrative approval for 2014 exports. PT-FI has implemented near-term changes to its operations to coordinate its concentrate production with PT Smelting’s operating plans. These changes will reduce PT-FI’s monthly copper and gold production by an estimated 40 million pounds of copper and 80 thousand ounces of gold pending resolution of these matters. Since mid-January 2014, PT-FI’s milling rate has averaged approximately 112,000 metric tons of ore per day, which is approximately half of normal rates. PT-FI is engaging with the government of Indonesia to reach a resolution that would enable PT-FI to resume normal operations as soon as possible. In the event that PT-FI is unable to resume normal operations for an extended period, we plan to consider further actions, including constraining operating costs, deferring capital expenditures and implementing workforce reductions. PT-FI may also be required to declare force majeure under its concentrate sales agreements.
PT-FI is also engaged in discussions with officials of the Indonesian government on its operations, future plans and COW. We are working with the government in its review of PT-FI's COW and to obtain an extension of our COW beyond 2021, as provided under the terms of the COW. Refer to Note 13 for further discussion.

Operating and Development Activities. We have several projects in progress in the Grasberg minerals district related to the development of the large-scale, long-lived, high-grade underground ore bodies. In aggregate, these underground ore bodies are expected to ramp up over several years to produce approximately 240,000 metric tons of ore per day following the transition from the Grasberg open pit, currently anticipated to occur in 2017. Over the next five years, estimated aggregate capital spending on these projects is currently expected to average $0.9 billion per year ($0.7 billion per year net to PT-FI). Considering the long-term nature and large size of these projects, actual costs could vary from these estimates.

The following provides additional information on the continued development of the Common Infrastructure project, the Grasberg Block Cave underground mine and development of the Deep Mill Level Zone (DMLZ) ore body that lies below the Deep Ore Zone (DOZ) underground mine.

Common Infrastructure and Grasberg Block Cave Mine. In 2004, PT-FI commenced its Common Infrastructure project to provide access to its large undeveloped underground ore bodies located in the Grasberg minerals district through a tunnel system located approximately 400 meters deeper than its existing underground tunnel system. In addition to providing access to our underground ore bodies, the tunnel system will enable PT-FI to conduct future exploration in prospective areas associated with currently identified ore bodies. The tunnel system was completed to the Big Gossan terminal, and the Big Gossan mine was brought into production in 2010. Development of the DMLZ and Grasberg Block Cave underground mines is advancing using the Common Infrastructure project tunnels as access.

The Grasberg Block Cave underground mine accounts for more than 40 percent of our recoverable proven and probable reserves in Indonesia. Production at the Grasberg Block Cave mine is expected to commence in 2017, at the end of mining the Grasberg open pit. Targeted production rates once the Grasberg Block Cave mining operation reaches full capacity are expected to approximate 160,000 metric tons of ore per day.

Aggregate mine development capital for the Grasberg Block Cave mine and associated Common Infrastructure is expected to approximate $5.2 billion (incurred from 2008 to 2021), with PT-FI’s share totaling approximately $4.6 billion. Aggregate project costs totaling $1.3 billion have been incurred through December 31, 2013 ($0.5 billion during 2013).

DMLZ. The DMLZ ore body lies below the DOZ mine at the 2,590-meter elevation and represents the downward continuation of mineralization in the Ertsberg East Skarn system and neighboring Ertsberg porphyry. We plan to mine the ore body using a block-cave method with production beginning in 2015. Targeted production rates once the DMLZ mining operation reaches full capacity are expected to approximate 80,000 metric tons of ore per day. Drilling efforts continue to determine the extent of this ore body. Aggregate mine development capital costs for the DMLZ mine are expected to approximate $2.6 billion (incurred between 2009 to 2020), with PT-FI’s share totaling approximately $1.5 billion. Aggregate project costs totaling $0.8 billion have been incurred through December 31, 2013 ($0.3 billion during 2013).

Operating Data. Following is summary operating data for our Indonesia mining operations for the years ended December 31.

	2013	2012	2011
Operating Data, Net of Joint Venture Interest
Copper (millions of recoverable pounds)
Production	915	695	846
Sales	885	716	846
Average realized price per pound	$3.28	$3.58	$3.85

Gold (thousands of recoverable ounces)
Production	1,142	862	1,272
Sales	1,096	915	1,270
Average realized price per ounce	$1,312	$1,664	$1,583

100% Operating Data
Ore milled (metric tons per day):[a]
Grasberg open pit	127,700	118,800	112,900
DOZ underground mine[b]	49,400	44,600	51,700
Big Gossan underground mine[c]	2,100	1,600	1,500
Total	179,200	165,000	166,100

Average ore grade:
Copper (percent)	0.76	0.62	0.79
Gold (grams per metric ton)	0.69	0.59	0.93
Recovery rates (percent):
Copper	90.0	88.7	88.3
Gold	80.0	75.7	81.2
Production (recoverable):
Copper (millions of pounds)	928	695	882
Gold (thousands of ounces)	1,142	862	1,444

a.	Amounts represent the approximate average daily throughput processed at PT-FI’s mill facilities from each producing mine.

b.	Production from the DOZ underground mine is expected to ramp up to the design rate of 80,000 metric tons of ore per day during 2014, pending approval of export permits as described above.

c.
Production from the Big Gossan underground mine is expected to ramp up to 7,000 metric tons of ore per day by 2016; however, production is currently suspended pending resolution of the export regulatory matter.

2013 Compared with 2012
Indonesia's sales volumes increased to 885 million pounds of copper and 1.1 million ounces of gold in 2013, compared with 716 million pounds of copper and 915 thousand ounces of gold in 2012, primarily reflecting higher ore grades and increased mill rates.

At the Grasberg mine, the sequencing of mining areas with varying ore grades causes fluctuations in quarterly and annual production of copper and gold. Consolidated sales volumes from our Indonesia mining operations are expected to approximate 1.1 billion pounds of copper and 1.65 million ounces of gold for 2014. Sales from Indonesia mining are expected to increase in 2014 through 2016 as PT-FI gains access to higher grade ore. PT-FI's estimated sales volumes are subject to change depending on timing of resolution of export matter as described in "Regulatory Matters" above.

2012 Compared with 2011
Sales volumes from our Indonesia mining operations declined to 716 million pounds of copper and 915 thousand ounces of gold in 2012, compared with 846 million pounds of copper and 1.3 million ounces of gold in 2011 primarily reflecting lower ore grades.

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

	2013			2012
	By- Product	Co-Product Method		By- Product	Co-Product Method
	Method	Copper	Gold	Method	Copper	Gold
Revenues, excluding adjustments	$3.28	$3.28	$1,312	$3.58	$3.58	$1,664
Site production and delivery, before net noncash
and other costs shown below	2.46	1.62	648	3.12	1.93	894
Gold and silver credits	(1.69)	—	—	(2.22)	—	—
Treatment charges	0.23	0.15	61	0.21	0.13	61
Royalty on metals	0.12	0.08	33	0.13	0.08	38
Unit net cash costs	1.12	1.85	742	1.24	2.14	993
Depreciation and amortization	0.28	0.19	73	0.30	0.18	85
Noncash and other costs, net	0.13	0.09	35	0.11	0.07	33
Total unit costs	1.53	2.13	850	1.65	2.39	1,111
Revenue adjustments, primarily for pricing on
prior period open sales	—	—	(1)	0.02	0.02	3
PT Smelting intercompany loss	(0.02)	(0.01)	(6)	(0.05)	(0.03)	(15)
Gross profit per pound/ounce	$1.73	$1.14	$455	$1.90	$1.18	$541

Copper sales (millions of recoverable pounds)	885	885		716	716
Gold sales (thousands of recoverable ounces)			1,096			915

A significant portion of PT-FI's costs are fixed and unit costs vary depending on sales volumes. Indonesia's unit net cash costs (net of gold and silver credits) averaged $1.12 per pound of copper in 2013, compared with $1.24 per pound in 2012, primarily reflecting higher volumes.

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold.

Because certain assets are depreciated on a straight-line basis, PT-FI’s unit depreciation rate varies with the level of copper production and sales.

Revenue adjustments primarily result from changes in prices on provisionally priced copper sales recognized in prior periods. Refer to “Consolidated Results - Revenues” for further discussion of adjustments to prior period provisionally priced copper sales.

Intercompany profit (loss) from sales to PT Smelting represents the elimination of 25 percent of PT-FI's sales to PT Smelting.

Assuming achievement of current sales volume and cost estimates, and an average gold price of $1,200 per ounce for 2014, we estimate that Indonesia's unit net cash costs (net of gold and silver credits) are expected to approximate $0.81 per pound of copper for the year 2014, which are lower than 2013 unit cash costs primarily because of higher volumes. Indonesia's projected unit net cash costs would change by approximately $0.075 per pound for each $50 per ounce change in the average price of gold during 2014. Because of the fixed nature of a large portion of Indonesia's costs, unit costs vary from quarter to quarter depending on copper and gold volumes.

	2012			2011
	By- Product	Co-Product Method		By- Product		Co-Product Method
	Method	Copper	Gold	Method		Copper	Gold
Revenues, excluding adjustments	$3.58	$3.58	$1,664	$3.85		$3.85	$1,583
Site production and delivery, before net noncash
and other costs shown below	3.12	1.93	894	2.21	[a]	1.34	551
Gold and silver credits	(2.22)	—	—	(2.47)		—	—
Treatment charges	0.21	0.13	61	0.19		0.11	46
Royalty on metals	0.13	0.08	38	0.16		0.10	41
Unit net cash costs	1.24	2.14	993	0.09		1.55	638
Depreciation and amortization	0.30	0.18	85	0.25		0.16	63
Noncash and other costs, net	0.11	0.07	33	0.04		0.02	10
Total unit costs	1.65	2.39	1,111	0.38		1.73	711
Revenue adjustments, primarily for pricing on
prior period open sales	0.02	0.02	3	(0.01)		(0.01)	(13)
PT Smelting intercompany (loss) profit	(0.05)	(0.03)	(15)	0.13		0.08	32
Gross profit per pound/ounce	$1.90	$1.18	$541	$3.59		$2.19	$891

Copper sales (millions of recoverable pounds)	716	716		846		846
Gold sales (thousands of recoverable ounces)			915				1,270

a.	Includes $66 million ($0.08 per pound) for bonuses and other strike-related costs.

Unit net cash costs (net of gold and silver credits) for our Indonesia mining operations averaged $1.24 per pound of copper in 2012, compared with $0.09 per pound in 2011. Higher unit net cash costs primarily reflected lower copper and gold sales volumes.

Africa Mining
Africa mining includes TFM's Tenke minerals district. We hold an effective 56 percent interest in the Tenke copper and cobalt mining concessions in the Katanga province of the DRC through our consolidated subsidiary TFM, and we are the operator of Tenke.

The Tenke operation includes surface mining, leaching and SX/EW operations. Copper production from the Tenke minerals district is sold as copper cathode. In addition to copper, the Tenke minerals district produces cobalt hydroxide.

Operating and Development Activities. TFM completed its second phase expansion project in early 2013, which included optimizing the current plant and increasing mine, mill and processing capacity. The expanded mill facility is performing well. Throughput rates averaged 14,900 metric tons of ore per day during 2013, compared with original design capacity of 14,000 metric tons of ore per day, which has enabled an increase in Tenke's copper production to over 430 million pounds per year. The addition of a second sulphuric acid plant is expected to be completed in 2016.

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

During the second half of 2013, our Africa mining operations experienced several power interruptions which negatively impacted operating rates. Power availability has improved, and TFM continues to work with its power provider and DRC authorities to establish more consistent and reliable power availability.

Operating Data. Following is summary operating data for our Africa mining operations for the years ended December 31.

	2013	2012	2011
Copper (millions of recoverable pounds)
Production	462	348	281
Sales	454	336	283
Average realized price per pound[a]	$3.21	$3.51	$3.74

Cobalt (millions of contained pounds)
Production	28	26	25
Sales	25	25	25
Average realized price per pound	$8.02	$7.83	$9.99

Ore milled (metric tons per day)	14,900	13,000	11,100
Average ore grade (percent):
Copper	4.22	3.62	3.41
Cobalt	0.37	0.37	0.40
Copper recovery rate (percent)	91.4	92.4	92.5

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

2013 Compared with 2012
Copper sales volumes from TFM increased to 454 million pounds in 2013, compared with 336 million pounds in 2012, primarily reflecting increased mining and milling rates resulting from the expansion project completed in early 2013, and higher ore grades.

Consolidated sales volumes from our Africa mining operations are expected to approximate 445 million pounds of copper and 30 million pounds of cobalt in 2014.

2012 Compared with 2011
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

	2013			2012
	By-Product	Co-Product Method		By-Product	Co-Product Method
	Method	Copper	Cobalt	Method	Copper	Cobalt
Revenues, excluding adjustments[a]	$3.21	$3.21	$8.02	$3.51	$3.51	$7.83
Site production and delivery, before net noncash
and other costs shown below	1.43	1.35	4.35	1.49	1.39	4.86
Cobalt credits[b]	(0.29)	—	—	(0.33)	—	—
Royalty on metals	0.07	0.06	0.14	0.07	0.06	0.12
Unit net cash costs	1.21	1.41	4.49	1.23	1.45	4.98
Depreciation, depletion and amortization	0.54	0.48	1.00	0.52	0.47	0.67
Noncash and other costs, net	0.06	0.06	0.11	0.09	0.08	0.11
Total unit costs	1.81	1.95	5.60	1.84	2.00	5.76
Revenue adjustments, primarily for pricing on
prior period open sales	—	—	0.09	0.02	0.02	0.09
Gross profit per pound	$1.40	$1.26	$2.51	$1.69	$1.53	$2.16

Copper sales (millions of recoverable pounds)	454	454		336	336
Cobalt sales (millions of contained pounds)			25			25

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

Lower unit net cash costs (net of cobalt credits) for our Africa mining operations of $1.21 per pound of copper in 2013, compared with $1.23 per pound of copper in 2012, primarily reflected higher copper sales volumes, partly offset by lower cobalt credits.

Assuming achievement of current sales volume and cost estimates, and an average cobalt market price of $12 per pound for 2014, average unit net cash costs (net of cobalt credits) are expected to approximate $1.28 per pound of copper in 2014. Africa's projected unit net cash costs for 2014 would change by $0.08 per pound for each $2 per pound change in the average price of cobalt during 2014.

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

Operating Data. Following is summary operating data for the Molybdenum operations for the years ended December 31.

	2013		2012		2011
Molybdenum mines operating data
Molybdenum production (millions of recoverable pounds)	49	[a]	41	[a]	38
Ore milled (metric tons per day)[b]	35,700		20,800		22,300
Average molybdenum ore grade (percent)[b]	0.19		0.23		0.24

a.	Includes molybdenum production from the Climax mine since the start of commercial operations in May 2012.

b.	The year 2013 reflects operating data for the Henderson and Climax mines; 2012 and 2011 reflect the operating data of only the Henderson mine.

Market conditions for molybdenum have declined in 2013 resulting from weak demand in the metallurgical sector and increased supply. We continue to monitor market conditions and will adjust our primary molybdenum production as market conditions warrant. Refer to "Consolidated Results" for our consolidated molybdenum operating data, which includes sales of molybdenum produced at our molybdenum mines and at our North and South America copper mines, and refer to "Outlook" for projected consolidated molybdenum sales volumes.

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

Gross Profit per Pound of Molybdenum

The following table summarizes the unit net cash costs and gross profit per pound of molybdenum at our Henderson and Climax molybdenum mines for the year ended December 31, 2013, and at the Henderson mine for the years ended December 31, 2012, and 2011. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	2013[a]	2012[a]	2011[a]
Revenues, excluding adjustments[b]	$11.65	$14.27	$16.42
Site production and delivery, before net noncash
and other costs shown below	6.24	6.19	5.46
Treatment charges and other	0.91	0.88	0.88
Unit net cash costs	7.15	7.07	6.34
Depreciation, depletion and amortization	1.68	0.97	0.96
Noncash and other costs, net	0.29	0.24	0.04
Total unit costs	9.12	8.28	7.34
Gross profit per pound	$2.53	$5.99	$9.08

Molybdenum sales (millions of recoverable pounds)[b]	49	34	38

a.	The year 2013 reflects operating data for the Henderson and Climax mines; 2012 and 2011 reflect the results of only the Henderson mine.

b.
Revenues reflect sales of the molybdenum mines' production to our molybdenum sales company at market-based pricing. On a consolidated basis, realizations are based on actual contract terms of sales made to third parties. As a result, our consolidated average realized price per pound of molybdenum (refer to "Consolidated Results") will differ from the amounts reported in this table.

Average unit net cash costs for our molybdenum mines totaled $7.15 per pound of molybdenum in 2013, compared with Henderson's unit net cash costs of $7.07 per pound in 2012 and $6.34 per pound in 2011. Assuming achievement of current sales volume and cost estimates, we estimate unit net cash costs for the molybdenum mines to average $7.25 per pound of molybdenum in 2014.

Smelting & Refining
Atlantic Copper, our wholly owned subsidiary located in Spain, smelts and refines copper concentrates and markets refined copper and precious metals in slimes. During 2013, Atlantic Copper purchased 32 percent of its concentrate requirements from our South America mining operations, 16 percent from our Indonesia mining operations and 13 percent from our North America copper mines, with the remainder purchased from third parties. Through this form of downstream integration, we are assured placement of a significant portion of our concentrate production.

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

We defer recognizing profits on sales from our mining operations to Atlantic Copper and on 25 percent of Indonesia mining's sales to PT Smelting until final sales to third parties occur. Changes in these deferrals attributable to variability in intercompany volumes resulted in net reductions to net income attributable to common stockholders of $17 million ($0.02 per share) in 2013, compared with net reductions of $80 million ($0.08 per share) in 2012 and net additions of $156 million ($0.16 per share) in 2011. Our net deferred profits on inventories at Atlantic Copper and PT Smelting to be recognized in future periods' net income attributable to common stockholders totaled $127 million at December 31, 2013. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices will result in variability in our net deferred profits and quarterly earnings.

Oil and Gas Operations
As further discussed in Note 2, during second-quarter 2013, we acquired oil and gas operations by completing the acquisitions of PXP and MMR (collectively FM O&G). Our oil and gas operations provide exposure to energy markets with positive fundamentals, strong margins and cash flows and a large resource base with financially attractive exploration and development opportunities. The portfolio of assets includes oil production facilities and growth potential in the Deepwater GOM, oil production from the onshore Eagle Ford shale play in Texas, oil production facilities onshore and offshore California, onshore natural gas resources in the Haynesville shale play in Louisiana, natural gas production from the Madden area in central Wyoming and an industry-leading position in the emerging shallow-water Inboard Lower Tertiary/Cretaceous natural gas trend on the Shelf of the GOM and onshore in South Louisiana. In 2013, more than 90 percent of our oil and gas revenues were from oil and NGLs.

Exploration, Operating and Development Activities. Our oil and gas operations have significant proved, probable and possible reserves with financially attractive organic growth opportunities. The portfolio includes a broad range of development opportunities and high-potential exploration prospects. Substantial capital expenditures will continue to be required for our oil and gas exploration and development activities, which are expected to be funded by oil and gas operating cash flows and proceeds of asset sales.

Operating cash flows from oil and gas operations totaled $1.8 billion for the seven-month period following the acquisition date. Capital expenditures for our oil and gas operations totaled $1.45 billion for the seven-month period following the acquisition date, including $503 million incurred for Eagle Ford, $392 million for the GOM (principally Deepwater), $171 million for California and $197 million for the Inboard Lower Tertiary/Cretaceous natural gas trend. Capital expenditures for our oil and gas operations are projected to approximate $3 billion for 2014, including approximately $1.5 billion incurred for the Deepwater GOM, $0.4 billion for Eagle Ford and $0.3 billion for the Inboard Lower Tertiary/Cretaceous natural gas trend.

Gulf of Mexico. Multiple development and exploration opportunities have been identified in the Deepwater GOM that are expected to benefit from tie-back opportunities to available production capacity at the FM O&G operated large-scale Holstein, Marlin and Horn Mountain deepwater production platforms.

Holstein, in which we have a 100 percent working interest, is located in Green Canyon and has production facilities capable of producing in excess of 100 MBOE per day. The Holstein platform rig refurbishment program was conducted in the second half of 2013 in preparation for drilling and workover activity, which commenced in first-quarter 2014. Over the 2014 to 2016 period, we expect to drill seven sidetrack wells from the Holstein platform and five subsea tie-back wells from contracted drill ships to enhance production volumes from the spar. Near-term tie-back prospects in the Holstein area include Holstein Deep and Copper.

The Holstein Deep development, in which we have a 100 percent working interest, is located four miles west of the Holstein platform. FM O&G acquired the acreage associated with this development in the 2013 lease sale held by the BOEM. Two successful wells had previously been drilled and encountered approximately 500 net feet of oil pay in recent years. We plan to delineate this prospect during 2014.

The Copper exploration prospect, in which we have a 100 percent working interest, is located southeast of the Holstein field in 4,400 feet of water and is a subsea tie-back opportunity to the Holstein facility. The prospect is a Holstein analog play with Pliocene objectives and has a proposed total depth of 14,500 feet.

Development of the Lucius field in Keathley Canyon, in which our subsidiary Plains Offshore has a 23.33 percent working interest, is progressing with first production anticipated in the second half of 2014. The geologic results from the six wells drilled since 2009 confirm a significant oil resource. Subsea infrastructure is currently being installed, and topside facilities are more than 90 percent complete and on schedule to be delivered and lifted into place during first-quarter 2014. The sanctioned development of Lucius is a subsea development consisting of a truss spar hull located in 7,200 feet of water with a topside capacity of 80 MBbls of oil per day and 450 MMcf of gas per day.

During 2014, Plains Offshore also plans to commence drilling at the Tara exploration prospect, in which we have a 100 percent working interest, located northwest of the Lucius discovery in Keathley Canyon in 8,700 feet of water. Tara is a Lucius analog prospect with Pliocene/Miocene objectives and has a proposed total depth of 23,000 feet.

Eagle Ford. We have an attractive position in an oil- and NGL-rich section of the Eagle Ford shale play in South Texas. Production from the field has grown significantly in recent years and averaged 46 MBOE per day during the seven-month period following the acquisition date of our oil and gas operations in 2013. As part of our capital spending reduction initiatives, we have reduced drilling activity at Eagle Ford from eight rigs in mid-2013. At December 31, 2013, there were three drilling rigs operating, which we expect to reduce to two during 2014. At December 31, 2013, there were 36 wells that were drilling or were drilled and pending completion or connection to pipelines.

California. Development plans are principally focused on maintaining stable production levels in our long established producing fields principally onshore in California through continued drilling.

Haynesville. We have rights to a substantial natural gas resource, located in the Haynesville shale play in north Louisiana. Drilling activities in recent years have been significantly reduced to maximize cash flows in a low natural gas price environment and to benefit from potentially higher future natural gas prices.

Inboard Lower Tertiary/Cretaceous. We have an industry leading position in the emerging shallow-water Inboard Lower Tertiary/Cretaceous natural gas trend, located on the Shelf of the GOM and onshore South Louisiana. We have a significant onshore and offshore lease acreage position with high-quality prospects and the potential to develop a significant long-term, low-cost source of natural gas. Data from eight wells drilled to date indicate the presence of geologic formations that are analogous to productive formations in the Deepwater GOM and onshore in the Gulf Coast region. The near-term focus is on defining the trend onshore. We are currently completing two Inboard Lower Tertiary/Cretaceous exploration prospects, including one onshore well, and plan to perform production tests on these two wells and a third well in 2014.

The Lomond North discovery well within the Highlander area, in which we are the operator and have a 72 percent working interest, located in St. Martin Parish, Louisiana, is currently drilling and has encountered gas pay in several Wilcox and Cretaceous aged sands between 24,000 feet and 29,000 feet. The wireline log and core data obtained from the Wilcox and Cretaceous sand packages indicated favorable reservoir characteristics with approximately 150 feet of net pay. The Lomond North discovery well is currently in completion operations to test Lower Wilcox and Cretaceous objectives found below the salt weld. We have identified multiple exploratory prospects in the Highlander area where we control rights to approximately 56,000 gross acres.

During 2013, we commenced completion operations at Davy Jones No. 2, in which we have a 75 percent working interest, located on South Marsh Island Block 234. Flow testing is anticipated in the first half of 2014. During 2014, we also plan to complete the Blackbeard West No.2 well, in which we have a 92 percent working interest, located on Ship Shoal Block 188. The Lineham Creek exploration well, in which we have a 36 percent working interest, located in Cameron Parish, has been suspended while future plans are being developed.

Financial and Operating Data. Following is summary operating results for the oil and gas operations:

Seven Months From
June 1, 2013, to
December 31, 2013
Sales Volumes
Oil (MMBbls)	26.6
Natural gas (Bcf)	54.2
NGLs (MMBbls)	2.4
MMBOE	38.1

Average Realizations[a]
Oil (per barrel)	$98.32
Natural gas (per MMbtu)	$3.99
NGLs (per barrel)	$38.20

Gross Profit per BOE
Realized revenues[a]	$76.87
Less: Cash production costs[a]	17.14
Cash operating margin[a]	59.73
Less: Depreciation, depletion and amortization	35.81
Less: Accretion and other costs	0.79
Revenue adjustments for unrealized losses on derivative contracts	(8.20)
Other net adjustments	0.04
Gross profit	$14.97

a.
Cash operating margin for our oil and gas operations reflects realized revenues less cash production costs. Realized revenues exclude net unrealized and noncash realized losses on derivative contracts and cash production costs exclude accretion and other costs. For reconciliations of realized revenues (including average realizations for oil, natural gas and NGLs) and cash production costs per BOE to revenues and production and delivery costs reported in our consolidated financial statements, refer to "Product Revenues and Production Costs."

Realized revenues for our oil and gas operations averaged $76.87 per BOE and cash production costs averaged $17.14 per BOE for the seven-month period following the acquisition date. Based on current sales volume and cost estimates, cash production costs are expected to approximate $20 per BOE for 2014, primarily reflecting the impact of lower estimated volumes from planned downtime associated with platform maintenance and subsea tie-back upgrades on the Marlin facility in the GOM during third-quarter 2014.

Our average realized price for crude oil was $98.32 per barrel for the seven-month period following the acquisition date. Excluding the impact of realized derivative contracts, our average realized price for crude oil was $99.67 per barrel for the seven-month period following the acquisition date (92 percent of the average Brent crude oil price of $108.66 per barrel), reflecting quality and location differentials.

Our average realized price for natural gas was $3.99 per MMBtu for the seven-month period following the acquisition date. Excluding the impact of realized derivative contracts, our average realized price for natural gas was $3.73 per MMBtu for the seven-month period following the acquisition date, compared with NYMEX natural gas prices for the June through December 2013 contracts, which averaged $3.67 per MMBtu, reflecting quality and location differentials.

The following table presents average sales volumes per day by region for our oil and gas operations:

Seven Months From
June 1, 2013, to
December 31, 2013
Sales Volumes (MBOE per day):
GOM[a]	72
Eagle Ford	46
California	39
Haynesville/Madden/Other	21
Total oil and gas operations	178

a.	Includes sales from properties on the GOM Shelf and in the Deepwater GOM. Production from the GOM Shelf totaled 13 MBOE per day (18 percent of the GOM total).

Daily sales volumes averaged 178 MBOE for the seven-month period following the acquisition date, including 124 MBbls of crude oil per day, 254 MMcf of natural gas per day and 11 MBbls of NGLs per day. Sales volumes from oil and gas operations are expected to average 166 MBOE per day for the year 2014, comprised of approximately 70 percent oil, 24 percent natural gas and 6 percent NGLs. Sales volumes for the year 2014 include the impacts of planned platform maintenance and subsea tie-back upgrades on the Marlin facility in the GOM during third-quarter 2014.

CAPITAL RESOURCES AND LIQUIDITY

Our consolidated operating cash flows vary with prices realized from copper, gold, molybdenum and oil, our sales volumes, production costs, income taxes, other working capital changes and other factors. We have taken steps to reduce or defer capital expenditures, operating, exploration and other costs and are targeting reductions in total debt to $12 billion by year-end 2016. We will continue to review our portfolio of assets for opportunities to accelerate our deleveraging plans through potential asset sales, joint venture transactions or further adjustments to capital spending plans.

Cash
Following is a summary of the U.S. and international components of consolidated cash and cash equivalents, including cash available to the parent company, net of noncontrolling interests' share, taxes and other costs at December 31 (in billions):

	2013	2012
Cash at domestic companies	$0.4	$1.3
Cash at international operations	1.6	2.4
Total consolidated cash and cash equivalents	2.0	3.7
Less: Noncontrolling interests’ share	(0.6)	(0.8)
Cash, net of noncontrolling interests’ share	1.4	2.9
Less: Withholding taxes and other	(0.1)	(0.2)
Net cash available	$1.3	$2.7

Cash held at our international operations is generally used to support our foreign operations' capital expenditures, operating expenses, working capital and other tax payments or other cash needs. Management believes that sufficient liquidity is available in the U.S. from cash balances and availability from our revolving credit facility and uncommitted lines of credit (refer to Note 8). With the exception of TFM, we have not elected to permanently reinvest earnings from our foreign subsidiaries, and we have recorded deferred tax liabilities for foreign earnings that are available to be repatriated to the U.S. From time to time, our foreign subsidiaries distribute earnings to the U.S. through dividends that are subject to applicable withholding taxes and noncontrolling interests' share.

Debt
At December 31, 2013, we had total debt of $20.7 billion. Following is a summary of total debt and related weighted-average interest rates at December 31, 2013 (in billions, except percentages):

			Weighted-
			Average
			Interest Rate
Acquisition-related debt	$10.5	[a]	3.0%
Assumed debt of PXP	6.7		6.8%
FCX's previously existing debt	3.5		3.4%
	$20.7		4.2%

a. Proceeds from the issuance of $6.5 billion of senior notes and a $4.0 billion unsecured term loan were used to finance the acquisitions of PXP and MMR, repay certain PXP debt and for general corporate purposes. Refer to Note 8 for further discussion.

Based on current sales volume and cost estimates and assuming average prices of $3.25 per pound of copper, $1,200 per ounce of gold, $9.50 per pound of molybdenum and $105 per barrel of Brent crude oil, we are targeting reductions in total debt to $12 billion by year-end 2016, most of which is projected to occur in 2016. We will continue to review our portfolio of assets and will consider opportunities to accelerate our deleveraging plans through potential asset sales, joint venture transactions or further adjustments to capital spending plans.

Upon closing of the PXP acquisition, we replaced our revolving credit facility with a new $3.0 billion senior unsecured revolving credit facility, which is available through May 2018. At December 31, 2013, we had no borrowings and $46 million of letters of credit issued under our revolving credit facility, resulting in availability of $3.0 billion.

In 2013, we entered into uncommitted unsecured lines of credit with three financial institutions totaling $450 million, which have terms and pricing that are more favorable than our revolving credit facility. As of December 31, 2013, there were no borrowings drawn on these lines of credit.

Cerro Verde expects to complete bank financing to fund a portion of its current expansion project in first-quarter 2014.

Operating Activities
We generated consolidated operating cash flows totaling $6.1 billion in 2013 (net of $377 million for working capital uses and changes in other tax payments), $3.8 billion in 2012 (net of $1.4 billion for working capital uses and changes in other tax payments) and $6.6 billion in 2011 (net of $461 million for working capital uses and changes in other tax payments).

Consolidated operating cash flows for 2013 benefited from our oil and gas operations (which generated $1.8 billion of operating cash flows for the seven-month period following the acquisition date), higher copper and gold sales volumes and a decrease in working capital uses and changes in other tax payments, primarily associated with changes in accrued income taxes, inventories and accounts receivable. Partly offsetting these increases was the impact of lower metals price realizations.

Lower consolidated operating cash flows for 2012, compared with 2011, primarily reflected lower copper and gold sales volumes, lower copper price realizations and an increase in working capital uses and changes in other tax payments, primarily associated with changes in accounts receivable, partly offset by timing of payments for accounts payable and accrued liabilities.

Based on current operating plans and subject to future copper, gold, molybdenum and crude oil prices, we expect estimated consolidated operating cash flows for the year 2014, plus available cash and availability under our revolving credit facility and uncommitted lines of credit, to be sufficient to fund our budgeted capital expenditures, dividends, noncontrolling interest distributions and other cash requirements for the year. Refer to “Outlook” for further discussion of projected consolidated operating cash flows for the year 2014.

Investing Activities
Capital Expenditures. Capital expenditures, including capitalized interest, totaled $5.3 billion in 2013, including $2.3 billion for major projects at mining operations and $1.45 billion for oil and gas operations for the seven-month period following the acquisition date. Capital expenditures, including capitalized interest, totaled $3.5 billion in 2012 ($2.2 billion for major projects at mining operations) and $2.5 billion in 2011 ($1.4 billion for major projects at mining operations).

Increased capital expenditures for major projects at mining operations in 2013 were primarily associated with the expansion projects at Morenci and Cerro Verde and our underground development activities at Grasberg, partly offset by decreased spending for the expansion at Tenke, which was completed in early 2013, and at the Climax mine, which began commercial operations in May 2012. Refer to “Operations” for further discussion.

Capital expenditures are expected to approximate $7 billion for the year 2014, including $3 billion for major projects at our mining operations and $3 billion for our oil and gas operations. Major projects at our mining operations for 2014 primarily include the ongoing expansion projects at Morenci and Cerro Verde and underground development activities at Grasberg. Capital spending plans remain under review and will be revised as market conditions warrant. Refer to "Operations" for further discussion.

Acquisitions. In second-quarter 2013, we paid $3.5 billion in cash (net of $315 million of cash acquired) to acquire PXP and $1.6 billion in cash (net of $29 million of cash acquired) to acquire MMR.

In first-quarter 2013, we paid $348 million (net of $34 million of cash acquired) to acquire a cobalt chemical refinery in Kokkola, Finland, and the related sales and marketing business. The acquisition was funded 70 percent by us and 30 percent by Lundin Mining Corporation, our joint venture partner.

Refer to Note 2 for further discussion of these acquisitions.

Financing Activities
Debt Transactions. During 2013, we sold $6.5 billion of senior notes in four tranches with a weighted-average interest rate of 3.9 percent, and we borrowed $4.0 billion under an unsecured bank term loan with an interest rate of LIBOR plus 1.50 percent. Net proceeds from these borrowings were used to fund the acquisitions of PXP and MMR, repay certain debt of PXP and for general corporate purposes.

Also in 2013, we redeemed the $299 million of MMR's outstanding 11.875% Senior Notes due 2014 and $400 million of PXP's 7 5/8% Senior Notes due 2018 assumed in the acquisitions.

During 2012, we sold $3.0 billion of senior notes in three tranches with a weighted-average interest rate of approximately 3.0 percent. Net proceeds from this offering, plus cash on hand, were used to redeem the remaining $3.0 billion of our 8.375% Senior Notes.

During 2011, we redeemed the remaining $1.1 billion of our outstanding 8.25% Senior Notes. In addition, we made open-market purchases of $35 million of our 9.5% Senior Notes and repaid the remaining $84 million of our 8.75% Senior Notes.

Refer to Note 8 for further discussion of these transactions.

Dividends and Other Equity Transactions. We paid dividends on our common stock totaling $2.3 billion in 2013 (including $1.0 billion for a supplemental dividend of $1.00 per share paid in July 2013), $1.1 billion in 2012 and $1.4 billion in 2011 (including $474 million for a supplemental dividend paid in June 2011). The current annual dividend rate for our common stock is $1.25 per share ($0.3125 per share quarterly). Based on outstanding common shares of 1.0 billion at December 31, 2013, and the current dividend rate, our estimated regular common stock dividend for 2014 approximates $1.3 billion. The declaration of dividends is at the discretion of the Board and will depend upon our financial results, cash requirements, future prospects and other factors deemed relevant by the Board. The Board will continue to review our financial policy on an ongoing basis.

Cash dividends and other distributions paid to noncontrolling interests totaled $256 million in 2013, $113 million in 2012 and $391 million in 2011. Higher noncontrolling interest payments in 2013, compared with 2012, primarily reflected higher dividends to the noncontrolling interest holders of El Abra and Candelaria. Lower noncontrolling interest payments in 2012, compared with 2011, primarily reflected lower dividends to the noncontrolling interest holders of PT-FI as a result of lower production in 2012. These payments will vary based on the operating results and cash requirements of our consolidated subsidiaries.

Conversion of MMR's 8% Convertible Perpetual Preferred Stock and 5.75% Convertible Perpetual Preferred Stock, Series 1 required cash payments of $228 million during 2013. Refer to Note 2 for further discussion.

CONTRACTUAL OBLIGATIONS

We have contractual and other long-term obligations, including debt maturities, which we expect to fund with available cash, projected operating cash flows, availability under our revolving credit facility or future financing transactions, if necessary. A summary of these various obligations at December 31, 2013, follows (in millions):

	Total	2014	2015 to 2016	2017 to 2018	Thereafter
Debt maturities	$20,054	$312	$1,803	$4,400	$13,539
Scheduled interest payment obligations[a]	8,880	852	1,668	1,575	4,785
ARO and environmental obligations[b]	7,237	247	449	423	6,118
Take-or-pay contracts[c]	4,710	1,379	2,176	828	327
Operating lease obligations	336	45	84	75	132
Total[d]	$41,217	$2,835	$6,180	$7,301	$24,901

a.	Scheduled interest payment obligations were calculated using stated coupon rates for fixed-rate debt and interest rates applicable at December 31, 2013, for variable-rate debt.

b.
Represents estimated cash payments, on an undiscounted and unescalated basis, associated with ARO and environmental activities (including $1.8 billion for our recently acquired oil and gas operations). The timing and the amount of these payments could change as a result of changes in regulatory requirements, changes in scope and timing of ARO activities, the settlement of environmental matters and as actual spending occurs. Refer to Note 12 for additional discussion of environmental and ARO matters.

c.
Represents contractual obligations for purchases of goods or service agreements enforceable and legally binding and that specify all significant terms, including minimum commitments for two deepwater drillships expected to be delivered in late 2014 and early 2015 for the GOM drilling campaign ($1.5 billion), transportation services ($853 million), the procurement of copper concentrates ($800 million), electricity ($471 million) and deferred premium costs and future interest expected to be accrued on the crude oil derivative contracts ($454 million). Some of our take-or-pay contracts are settled based on the prevailing market rate for the service or commodity purchased, and in some cases, the amount of the actual obligation may change over time because of market conditions. Drillship obligations provide for an operating rate over the contractual term upon delivery of the drillship. Transportation obligations are primarily for South America and PT-FI contracted ocean freight. Obligations for copper concentrates provide for deliveries of specified volumes to Atlantic Copper at market-based prices. Electricity obligations are primarily for contractual minimum demand at the South America and Tenke mines.

d.
This table excludes certain other obligations in our consolidated balance sheets, such as estimated funding for pension obligations as the funding may vary from year to year based on changes in the fair value of plan assets and actuarial assumptions, accrued liabilities totaling $87 million that relate to unrecognized tax benefits where the timing of settlement is not determinable, and other less significant amounts.This table also excludes purchase orders for the purchase of inventory and other goods and services, as purchase orders typically represent authorizations to purchase rather than binding agreements.

In addition to our debt maturities and other contractual obligations discussed above, we have other commitments, which we expect to fund with available cash, projected operating cash flows, available credit facilities or future financing transactions, if necessary. These include (i) PT-FI's commitment to provide one percent of its annual revenue for the development of the local people in its area of operations through the Freeport Partnership Fund for Community Development, (ii) TFM's commitment to provide 0.3 percent of its annual revenue for the development of the local people in its area of operations and (iii) other commercial commitments, including standby letters of credit, surety bonds and guarantees. Refer to Notes 12, and 13 for further discussion.

CONTINGENCIES

Environmental
The cost of complying with environmental laws is a fundamental and substantial cost of our business. At December 31, 2013, we had $1.2 billion recorded in our consolidated balance sheets for environmental obligations attributed to CERCLA or analogous state programs and for estimated future costs associated with environmental obligations that are considered probable based on specific facts and circumstances.

During 2013, we incurred environmental capital expenditures and other environmental costs (including our joint venture partners’ shares) of $595 million for programs to comply with applicable environmental laws and regulations that affect our operations, compared to $612 million in 2012 and $387 million in 2011. The increase in environmental cost in 2012, compared with 2011, primarily relates to higher expenditures for land and settlements of environmental matters. For 2014, we expect to incur approximately $475 million of aggregate environmental capital expenditures and other environmental costs, which are part of our overall 2014 operating budget. The timing and amount of estimated payments could change as a result of changes in regulatory requirements, changes in scope and timing of reclamation activities, the settlement of environmental matters and as actual spending occurs.

Refer to Note 12 for further information about environmental regulation, including significant environmental matters.

Asset Retirement Obligations
We recognize AROs as liabilities when incurred, with the initial measurement at fair value. These obligations, which are initially estimated based on discounted cash flow estimates, are accreted to full value over time through charges to income. Mine reclamation costs for disturbances are recorded as an ARO in the period of disturbance. Oil and gas plugging and abandonment costs are recognized as an ARO and as a related asset retirement cost (included in oil and gas properties) in the period in which the well is drilled or acquired. Our cost estimates are reflected on a third-party cost basis and comply with our legal obligation to retire tangible, long-lived assets. At December 31, 2013, we had $2.3 billion recorded in our consolidated balance sheets for AROs, including $1.1 billion related to our oil and gas properties. Spending on AROs totaled $107 million in 2013, $47 million in 2012 and $49 million in 2011. The increase in ARO spending in 2013, compared to 2012 and 2011, primarily reflected $64 million for our oil and gas operations for the seven-month period following the acquisition date. For 2014, we expect to incur approximately $115 million for aggregate ARO payments. Refer to Note 12 for further discussion.

Litigation and Other Contingencies
Refer to Note 12 and "Legal Proceedings" contained in Part I, Item 3 of our annual report on Form 10-K for the year ended December 31, 2013, for further discussion of contingencies associated with legal proceedings and other matters.

DISCLOSURES ABOUT MARKET RISKS

Commodity Price Risk
Metals. Our consolidated revenues from our mining operations include the sale of copper concentrates, copper cathodes, copper rod, gold, molybdenum and other metals by our North and South America mines, the sale of copper concentrates (which also contain significant quantities of gold and silver) by our Indonesia mining operations, the sale of copper cathodes and cobalt hydroxide by our Africa mining operations, the sale of molybdenum in various forms by our molybdenum operations, and the sale of copper cathodes, copper anodes and gold in anodes and slimes by Atlantic Copper. Our financial results can vary significantly as a result of fluctuations in the market prices of copper, gold, molybdenum, silver and cobalt. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. Because we cannot control the price of our products, the key measures that management focuses on in operating our mining business are sales volumes, unit net cash costs and consolidated operating cash flow. Refer to “Outlook” for further discussion of projected sales volumes, unit net cash costs for our copper mining operations and consolidated operating cash flows for 2014.

For 2013, 49 percent of our mined copper was sold in concentrate, 28 percent as cathode and 23 percent as rod. Substantially all of our copper concentrate and cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) based primarily on quoted LME monthly average spot copper prices. We receive market prices based on prices in the specified future period, which results in price fluctuations recorded through revenues until the date of settlement. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on our provisionally priced concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until the date of final pricing. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs.

Following are the (unfavorable) favorable impacts of net adjustments to the prior years' provisionally priced copper sales for the years ended December 31 (in millions, except per share amounts):

	2013	2012	2011
Revenues	$(26)	$101	$(12)
Net income attributable to FCX common stockholders	$(12)	$43	$(5)
Net income per share of FCX common stock	$(0.01)	$0.05	$(0.01)

At December 31, 2013, we had provisionally priced copper sales at our copper mining operations, primarily South America and Indonesia, totaling 481 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average price of $3.34 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the December 31, 2013, provisional price recorded would have a net impact on our 2014 consolidated revenues of approximately $32 million ($16 million to net income attributable to common stockholders). The LME spot copper price closed at $3.25 per pound on February 14, 2014.

Oil & Gas. Our financial results from oil and gas operations may vary with fluctuations in crude oil prices and, to a lesser extent natural gas prices. Market prices for crude oil and natural gas have fluctuated historically and are affected by numerous factors beyond our control. Because we cannot control the price of our products, including oil and gas, the key measures that management focuses on in operating our oil and gas business are sales volumes, cash production costs per BOE and operating cash flows. Refer to “Outlook” for further discussion of projected sales volumes, cash production costs per BOE and operating cash flows for 2014.

Our oil and gas operations use various derivative contracts to manage exposure to commodity price risk for a substantial portion of its oil and gas production through 2015. In connection with the acquisition of PXP, we assumed derivative contracts for 2013, 2014 and 2015 that consisted of crude oil options, and crude oil and natural gas swaps. These crude oil and natural gas derivative contracts are not designated as hedging instruments; accordingly, they are recorded at fair value with the mark-to-market gains and losses recorded in revenues each period. Net charges to revenues for realized losses on crude oil and natural gas derivative contracts totaled $22 million ($14 million to net income attributable to FCX common stockholders or $0.01 per share) and net unrealized and noncash realized losses on crude oil and natural gas derivative contracts totaled $312 million ($194 million to net income attributable to FCX common stockholders or $0.19 per share) for the seven months from June 1, 2013, to December 31, 2013.

As of December 31, 2013, our crude oil and natural gas derivatives consisted of crude oil put options and natural gas swaps. Following presents the estimated (increase) decrease in the net liability on our balance sheet of a 10 percent change in Brent crude oil and NYMEX forward natural gas prices on the fair values of outstanding crude oil and natural gas derivative contracts, compared with the forward prices used to determine the fair values at December 31, 2013 (in millions):

	10% Increase	10% Decrease
Crude oil puts	$(72)	$146
Natural gas swaps	(14)	14
	$(86)	$160

At December 31, 2013, premium settlements of crude oil and natural gas derivative contracts are expected to result in realized losses of approximately $240 million for the year 2014. Refer to Note 14 for further discussion of our crude oil and natural gas derivative contracts. Our crude oil derivative arrangements provide us protection on the underlying volumes if prices decline below the prices at which these derivatives are set.

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
Following is a summary of estimated annual payments and the impact of changes in foreign currency rates on our annual operating costs:

	Exchange Rate per $1 at December 31,			Estimated Annual Payments		10% Change in Exchange Rate (in millions)[a]
	2013	2012	2011	(in local currency)	(in millions)[b]	Increase	Decrease
Indonesia
Rupiah	12,128	9,622	9,060	7.5 trillion	$618	$(56)	$69
Australian dollar	1.12	0.93	0.98	300 million	$267	$(24)	$30
South America
Chilean peso	525	480	519	350 billion	$667	$(61)	$74
Peruvian nuevo sol	2.80	2.55	2.70	570 million	$204	$(19)	$23
Atlantic Copper
Euro	0.73	0.76	0.77	130 million	$179	$(16)	$20

a.	Reflects the estimated impact on annual operating costs assuming a 10 percent increase or decrease in the exchange rate reported at December 31, 2013.

b.	Based on December 31, 2013, exchange rates.

Interest Rate Risk
At December 31, 2013, we had total debt maturities of $20.1 billion, of which approximately 20 percent was variable-rate debt with interest rates based on the London Interbank Offered Rate or the Euro Interbank Offered Rate. The table below presents average interest rates for our scheduled maturities of principal for our outstanding debt (excluding fair value adjustments) and the related fair values at December 31, 2013, (in millions, except percentages):

	2014	2015	2016	2017	2018	Thereafter	Fair Value
Fixed-rate debt	$5	$502	$1	$500	$1,500	$13,397	$16,345
Average interest rate	6.8%	1.4%	6.7%	2.2%	2.4%	5.4%	4.9%

Variable-rate debt	$307	$550	$750	$200	$2,200	$142	$4,142
Average interest rate	1.6%	1.7%	1.7%	1.7%	1.7%	3.8%	1.7%

NEW ACCOUNTING STANDARDS

We do not expect the provisions of recently issued accounting standards to have a significant impact on our future financial statements and disclosures.

  OFF-BALANCE SHEET ARRANGEMENTS

Refer to Note 13 for discussion of off-balance sheet arrangements.

PRODUCT REVENUES AND PRODUCTION COSTS

Mining Product Revenues and Unit Net Cash Costs
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

Oil & Gas Product Revenues and Cash Production Costs per Unit
Realized revenues and cash production costs per unit are measures intended to provide investors with information about the cash operating margin of our oil and gas operations expressed on a basis relating to each product sold. We use this measure for the same purpose and for monitoring operating performance by our oil and gas operations. This information differs from measures of performance determined in accordance with U.S. GAAP and should not be considered in isolation or as a substitute for measures of performance determined in accordance with U.S. GAAP. Our measures may not be comparable to similarly titled measures reported by other companies.

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

North America Copper Mines Product Revenues and Production Costs

Year Ended December 31, 2013
(In millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$4,752		$4,752	$349	$106	$5,207
Site production and delivery, before net noncash
and other costs shown below	2,828		2,744	123	74	2,941
By-product credits	(342)		—	—	—	—
Treatment charges	155		151	—	4	155
Net cash costs	2,641		2,895	123	78	3,096
Depreciation, depletion and amortization	391		378	7	6	391
Noncash and other costs, net	202	[c]	200	1	1	202
Total costs	3,234		3,473	131	85	3,689
Revenue adjustments, primarily for pricing on prior period open sales	(4)		(4)	—	—	(4)
Gross profit	$1,514		$1,275	$218	$21	$1,514

Copper sales (millions of recoverable pounds)	1,416		1,416
Molybdenum sales (millions of recoverable pounds)[a]				32

Gross profit per pound of copper and molybdenum:

Revenues, excluding adjustments	$3.36		$3.36	$10.79
Site production and delivery, before net noncash
and other costs shown below	2.00		1.94	3.79
By-product credits	(0.24)		—	—
Treatment charges	0.11		0.11	—
Unit net cash costs	1.87		2.05	3.79
Depreciation, depletion and amortization	0.28		0.27	0.22
Noncash and other costs, net	0.14	[c]	0.14	0.04
Total unit costs	2.29		2.46	4.05
Revenue adjustments, primarily for pricing
on prior period open sales	—		—	—
Gross profit per pound	$1.07		$0.90	$6.74

Reconciliation to Amounts Reported
				Depreciation,
			Production	Depletion and
(In millions)	Revenues		and Delivery	Amortization
Totals presented above	$5,207		$2,941	$391
Treatment charges	—		155	—
Net noncash and other costs	—		202	—
Revenue adjustments, primarily for pricing on prior period open sales	(4)		—	—
Eliminations and other	(20)		(32)	11
North America copper mines	5,183		3,266	402
Other mining & eliminations[d]	13,118		7,885	1,020
Total mining	18,301		11,151	1,422
U.S. oil & gas operations	2,616		682	1,364
Corporate, other & eliminations	4		7	11
As reported in FCX’s consolidated financial statements	$20,921		$11,840	$2,797

a.	Reflects sales of molybdenum by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.	Includes $76 million ($0.05 per pound) associated with updated mine plans at Morenci that resulted in a loss in recoverable copper in leach stockpiles.

d.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 16.

North America Copper Mines Product Revenues and Production Costs (continued)

Year Ended December 31, 2012
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$4,908	$4,908	$468	$91	$5,467
Site production and delivery, before net noncash
and other costs shown below	2,572	2,357	227	60	2,644
By-product credits	(487)	—	—	—	—
Treatment charges	161	147	—	14	161
Net cash costs	2,246	2,504	227	74	2,805
Depreciation, depletion and amortization	346	323	18	5	346
Noncash and other costs, net	138	134	3	1	138
Total costs	2,730	2,961	248	80	3,289
Revenue adjustments, primarily for pricing on prior period open sales	4	4	—	—	4
Gross profit	$2,182	$1,951	$220	$11	$2,182

Copper sales (millions of recoverable pounds)	1,347	1,347
Molybdenum sales (millions of recoverable pounds)[a]			36

Gross profit per pound of copper and molybdenum:

Revenues, excluding adjustments	$3.64	$3.64	$13.00
Site production and delivery, before net noncash
and other costs shown below	1.91	1.75	6.32
By-product credits	(0.36)	—	—
Treatment charges	0.12	0.11	—
Unit net cash costs	1.67	1.86	6.32
Depreciation, depletion and amortization	0.26	0.24	0.48
Noncash and other costs, net	0.10	0.10	0.09
Total unit costs	2.03	2.20	6.89
Revenue adjustments, primarily for pricing
on prior period open sales	0.01	0.01	—
Gross profit per pound	$1.62	$1.45	$6.11

Reconciliation to Amounts Reported
			Depreciation,
		Production	Depletion and
(In millions)	Revenues	and Delivery	Amortization
Totals presented above	$5,467	$2,644	$346
Treatment charges	—	161	—
Net noncash and other costs	—	138	—
Revenue adjustments, primarily for pricing on prior period open sales	4	—	—
Eliminations and other	15	(10)	14
North America copper mines	5,486	2,933	360
Other mining & eliminations[c]	12,517	7,446	812
Total mining	18,003	10,379	1,172
U.S. oil & gas operations	—	—	—
Corporate, other & eliminations	7	3	7
As reported in FCX’s consolidated financial statements	$18,010	$10,382	$1,179

a.	Reflects sales of molybdenum by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 16.

North America Copper Mines Product Revenues and Production Costs (continued)

Year Ended December 31, 2011
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$4,968	$4,968	$546	$111	$5,625
Site production and delivery, before net noncash
and other costs shown below	2,213	1,987	238	46	2,271
By-product credits	(599)	—	—	—	—
Treatment charges	138	132	—	6	138
Net cash costs	1,752	2,119	238	52	2,409
Depreciation, depletion and amortization	264	247	13	4	264
Noncash and other costs, net	166	161	4	1	166
Total costs	2,182	2,527	255	57	2,839
Revenue adjustments, primarily for pricing on prior period open sales	(1)	(1)	—	—	(1)
Gross profit	$2,785	$2,440	$291	$54	$2,785

Copper sales (millions of recoverable pounds)	1,244	1,244
Molybdenum sales (millions of recoverable pounds)[a]			35

Gross profit per pound of copper and molybdenum:

Revenues, excluding adjustments	$3.99	$3.99	$15.72
Site production and delivery, before net noncash
and other costs shown below	1.78	1.60	6.86
By-product credits	(0.48)	—	—
Treatment charges	0.11	0.10	—
Unit net cash costs	1.41	1.70	6.86
Depreciation, depletion and amortization	0.21	0.20	0.39
Noncash and other costs, net	0.13	0.13	0.09
Total unit costs	1.75	2.03	7.34
Revenue adjustments, primarily for pricing
on prior period open sales	—	—	—
Gross profit per pound	$2.24	$1.96	$8.38

Reconciliation to Amounts Reported
			Depreciation,
		Production	Depletion and
(In millions)	Revenues	and Delivery	Amortization
Totals presented above	$5,625	$2,271	$264
Treatment charges	—	138	—
Net noncash and other costs	—	166	—
Revenue adjustments, primarily for pricing on prior period open sales	(1)	—	—
Eliminations and other	5	(10)	14
North America copper mines	5,629	2,565	278
Other mining & eliminations[c]	15,243	7,336	737
Total mining	20,872	9,901	1,015
U.S. oil & gas operations	—	—	—
Corporate, other & eliminations	8	(3)	7
As reported in FCX’s consolidated financial statements	$20,880	$9,898	$1,022

a.	Reflects sales of molybdenum by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 16.

South America Mining Product Revenues and Production Costs

Year Ended December 31, 2013
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other		Total
Revenues, excluding adjustments	$4,366		$4,366	$374	[a]	$4,740
Site production and delivery, before net noncash
and other costs shown below	2,023	[b]	1,875	170		2,045
By-product credits	(352)		—	—		—
Treatment charges	226		226	—		226
Net cash costs	1,897		2,101	170		2,271
Depreciation, depletion and amortization	346		323	23		346
Noncash and other costs, net	49		44	5		49
Total costs	2,292		2,468	198		2,666
Revenue adjustments, primarily for pricing on prior period open sales	(28)		(28)	—		(28)
Gross profit	$2,046		$1,870	$176		$2,046

Copper sales (millions of recoverable pounds)	1,325		1,325

Gross profit per pound of copper:

Revenues, excluding adjustments	$3.30		$3.30
Site production and delivery, before net noncash
and other costs shown below	1.53	[b]	1.42
By-product credits	(0.27)		—
Treatment charges	0.17		0.17
Unit net cash costs	1.43		1.59
Depreciation, depletion and amortization	0.26		0.24
Noncash and other costs, net	0.04		0.03
Total unit costs	1.73		1.86
Revenue adjustments, primarily for pricing
on prior period open sales	(0.03)		(0.03)
Gross profit per pound	$1.54		$1.41

Reconciliation to Amounts Reported
				Depreciation,
			Production	Depletion and
(In millions)	Revenues		and Delivery	Amortization
Totals presented above	$4,740		$2,045	$346
Treatment charges	(226)		—	—
Net noncash and other costs	—		49	—
Revenue adjustments, primarily for pricing on prior period open sales	(28)		—	—
Eliminations and other	(1)		(25)	—
South America mining	4,485		2,069	346
Other mining & eliminations[c]	13,816		9,082	1,076
Total mining	18,301		11,151	1,422
U.S. oil & gas operations	2,616		682	1,364
Corporate, other & eliminations	4		7	11
As reported in FCX’s consolidated financial statements	$20,921		$11,840	$2,797

a.
Includes gold sales of 102 thousand ounces ($1,350 per ounce average realized price) and silver sales of 4.1 million ounces ($21.88 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.	Includes charges totaling $36 million ($0.03 per pound) associated with labor agreement costs at Cerro Verde.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 16.

South America Mining Product Revenues and Production Costs (continued)

Year Ended December 31, 2012
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other		Total
Revenues, excluding adjustments	$4,462		$4,462	$355	[a]	$4,817
Site production and delivery, before net noncash
and other costs shown below	1,995	[b]	1,846	173		2,019
By-product credits	(331)		—	—		—
Treatment charges	202		202	—		202
Net cash costs	1,866		2,048	173		2,221
Depreciation, depletion and amortization	287		272	15		287
Noncash and other costs, net	110		75	35		110
Total costs	2,263		2,395	223		2,618
Revenue adjustments, primarily for pricing on prior period open sales	106		106	—		106
Gross profit	$2,305		$2,173	$132		$2,305

Copper sales (millions of recoverable pounds)	1,245		1,245

Gross profit per pound of copper:

Revenues, excluding adjustments	$3.58		$3.58
Site production and delivery, before net noncash
and other costs shown below	1.60	[b]	1.49
By-product credits	(0.26)		—
Treatment charges	0.16		0.16
Unit net cash costs	1.50		1.65
Depreciation, depletion and amortization	0.23		0.22
Noncash and other costs, net	0.09		0.06
Total unit costs	1.82		1.93
Revenue adjustments, primarily for pricing
on prior period open sales	0.09		0.09
Gross profit per pound	$1.85		$1.74

Reconciliation to Amounts Reported
				Depreciation,
			Production	Depletion and
(In millions)	Revenues		and Delivery	Amortization
Totals presented above	$4,817		$2,019	$287
Treatment charges	(202)		—	—
Net noncash and other costs	—		110	—
Revenue adjustments, primarily for pricing on prior period open sales	106		—	—
Eliminations and other	7		(15)	—
South America mining	4,728		2,114	287
Other mining & eliminations[c]	13,275		8,265	885
Total mining	18,003		10,379	1,172
U.S. oil & gas operations	—		—	—
Corporate, other & eliminations	7		3	7
As reported in FCX’s consolidated financial statements	$18,010		$10,382	$1,179

a.
Includes gold sales of 82 thousand ounces ($1,673 per ounce average realized price) and silver sales of 3.2 million ounces ($30.33 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.	Includes $16 million ($0.01 per pound) associated with labor agreement costs at Candelaria.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 16.

South America Mining Product Revenues and Production Costs (continued)

Year Ended December 31, 2011
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other		Total
Revenues, excluding adjustments	$4,989		$4,989	$477	[a]	$5,466
Site production and delivery, before net noncash
and other costs shown below	1,826	[b]	1,679	172		1,851
By-product credits	(452)		—	—		—
Treatment charges	219		219	—		219
Net cash costs	1,593		1,898	172		2,070
Depreciation, depletion and amortization	258		242	16		258
Noncash and other costs, net	82		75	7		82
Total costs	1,933		2,215	195		2,410
Revenue adjustments, primarily for pricing on prior period open sales	15		(4)	19		15
Gross profit	$3,071		$2,770	$301		$3,071

Copper sales (millions of recoverable pounds)	1,322		1,322

Gross profit per pound of copper:

Revenues, excluding adjustments	$3.77		$3.77
Site production and delivery, before net noncash
and other costs shown below	1.38	[b]	1.27
By-product credits	(0.35)		—
Treatment charges	0.17		0.17
Unit net cash costs	1.20		1.44
Depreciation, depletion and amortization	0.20		0.18
Noncash and other costs, net	0.06		0.05
Total unit costs	1.46		1.67
Revenue adjustments, primarily for pricing
on prior period open sales	0.01		—
Gross profit per pound	$2.32		$2.10

Reconciliation to Amounts Reported
				Depreciation,
			Production	Depletion and
(In millions)	Revenues		and Delivery	Amortization
Totals presented above	$5,466		$1,851	$258
Treatment charges	(219)		—	—
Net noncash and other costs	—		82	—
Revenue adjustments, primarily for pricing on prior period open sales	15		—	—
Eliminations and other	(4)		(28)	—
South America mining	5,258		1,905	258
Other mining & eliminations[c]	15,614		7,996	757
Total mining	20,872		9,901	1,015
U.S. oil & gas operations	—		—	—
Corporate, other & eliminations	8		(3)	7
As reported in FCX’s consolidated financial statements	$20,880		$9,898	$1,022

a.
Includes gold sales of 101 thousand ounces ($1,580 per ounce average realized price) and silver sales of 3.2 million ounces ($36.81 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.	Includes $50 million ($0.04 per pound) for bonuses paid at Cerro Verde and El Abra pursuant to new labor agreement.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 16.

Indonesia Mining Product Revenues and Production Costs

Year Ended December 31, 2013
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver		Total
Revenues, excluding adjustments	$2,903	$2,903	$1,438	$61	[a]	$4,402
Site production and delivery, before net noncash
and other costs shown below	2,174	1,434	710	30		2,174
Gold and silver credits	(1,497)	—	—	—		—
Treatment charges	205	135	67	3		205
Royalty on metals	109	72	36	1		109
Net cash costs	991	1,641	813	34		2,488
Depreciation and amortization	247	163	80	4		247
Noncash and other costs, net	116	77	38	1		116
Total costs	1,354	1,881	931	39		2,851
Revenue adjustments, primarily for pricing on prior period open sales	1	1	(2)	—		(1)
PT Smelting intercompany loss	(19)	(12)	(6)	(1)		(19)
Gross profit	$1,531	$1,011	$499	$21		$1,531

Copper sales (millions of recoverable pounds)	885	885
Gold sales (thousands of recoverable ounces)			1,096

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$3.28	$3.28	$1,312
Site production and delivery, before net noncash
and other costs shown below	2.46	1.62	648
Gold and silver credits	(1.69)	—	—
Treatment charges	0.23	0.15	61
Royalty on metals	0.12	0.08	33
Unit net cash costs	1.12	1.85	742
Depreciation and amortization	0.28	0.19	73
Noncash and other costs, net	0.13	0.09	35
Total unit costs	1.53	2.13	850
Revenue adjustments, primarily for pricing on
prior period open sales	—	—	(1)
PT Smelting intercompany loss	(0.02)	(0.01)	(6)
Gross profit per pound/ounce	$1.73	$1.14	$455

Reconciliation to Amounts Reported
			Depreciation,
		Production	Depletion and
(In millions)	Revenues	and Delivery	Amortization
Totals presented above	$4,402	$2,174	$247
Treatment charges	(205)	—	—
Royalty on metals	(109)	—	—
Net noncash and other costs	—	116	—
Revenue adjustments, primarily for pricing on prior period open sales	(1)	—	—
PT Smelting intercompany loss	—	19	—
Indonesia mining	4,087	2,309	247
Other mining & eliminations[b]	14,214	8,842	1,175
Total mining	18,301	11,151	1,422
U.S. oil & gas operations	2,616	682	1,364
Corporate, other & eliminations	4	7	11
As reported in FCX’s consolidated financial statements	$20,921	$11,840	$2,797
a.Includes silver sales of 2.9 million ounces ($21.32 per ounce average realized price).
b.Represents the combined total for all other mining operations and the related eliminations, as presented in Note 16.

Indonesia Mining Product Revenues and Production Costs (continued)

Year Ended December 31, 2012
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver		Total
Revenues, excluding adjustments	$2,564	$2,564	$1,522	$64	[a]	$4,150
Site production and delivery, before net noncash
and other costs shown below	2,230	1,378	818	34		2,230
Gold and silver credits	(1,589)	—	—	—		—
Treatment charges	152	94	56	2		152
Royalty on metals	93	58	34	1		93
Net cash costs	886	1,530	908	37		2,475
Depreciation and amortization	212	131	78	3		212
Noncash and other costs, net	82	50	30	2		82
Total costs	1,180	1,711	1,016	42		2,769
Revenue adjustments, primarily for pricing on prior period open sales	13	13	3	—		16
PT Smelting intercompany loss	(37)	(23)	(13)	(1)		(37)
Gross profit	$1,360	$843	$496	$21		$1,360

Copper sales (millions of recoverable pounds)	716	716
Gold sales (thousands of recoverable ounces)			915

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$3.58	$3.58	$1,664
Site production and delivery, before net noncash
and other costs shown below	3.12	1.93	894
Gold and silver credits	(2.22)	—	—
Treatment charges	0.21	0.13	61
Royalty on metals	0.13	0.08	38
Unit net cash costs	1.24	2.14	993
Depreciation and amortization	0.30	0.18	85
Noncash and other costs, net	0.11	0.07	33
Total unit costs	1.65	2.39	1,111
Revenue adjustments, primarily for pricing on
prior period open sales	0.02	0.02	3
PT Smelting intercompany loss	(0.05)	(0.03)	(15)
Gross profit per pound/ounce	$1.90	$1.18	$541

Reconciliation to Amounts Reported
			Depreciation,
		Production	Depletion and
(In millions)	Revenues	and Delivery	Amortization
Totals presented above	$4,150	$2,230	$212
Treatment charges	(152)	—	—
Royalty on metals	(93)	—	—
Net noncash and other costs	—	82	—
Revenue adjustments, primarily for pricing on prior period open sales	16	—	—
PT Smelting intercompany loss	—	37	—
Indonesia mining	3,921	2,349	212
Other mining & eliminations[b]	14,082	8,030	960
Total mining	18,003	10,379	1,172
U.S. oil & gas operations	—	—	—
Corporate, other & eliminations	7	3	7
As reported in FCX’s consolidated financial statements	$18,010	$10,382	$1,179

a.	Includes silver sales of 2.1 million ounces ($30.70 per ounce average realized price).

b.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 16.

Indonesia Mining Product Revenues and Production Costs (continued)

Year Ended December 31, 2011
(In millions)	By-Product		Co-Product Method
	Method		Copper	Gold	Silver		Total
Revenues, excluding adjustments	$3,261		$3,261	$2,011	$97	[a]	$5,369
Site production and delivery, before net noncash
and other costs shown below	1,869	[b]	1,135	700	34		1,869
Gold and silver credits	(2,090)		—	—	—		—
Treatment charges	156		95	58	3		156
Royalty on metals	137		83	52	2		137
Net cash costs	72		1,313	810	39		2,162
Depreciation and amortization	215		131	80	4		215
Noncash and other costs, net	33		20	12	1		33
Total costs	320		1,464	902	44		2,410
Revenue adjustments, primarily for pricing on prior period open sales	(12)		(12)	(18)	—		(30)
PT Smelting intercompany profit	111		67	41	3		111
Gross profit	$3,040		$1,852	$1,132	$56		$3,040

Copper sales (millions of recoverable pounds)	846		846
Gold sales (thousands of recoverable ounces)				1,270

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$3.85		$3.85	$1,583
Site production and delivery, before net noncash
and other costs shown below	2.21	[b]	1.34	551
Gold and silver credits	(2.47)		—	—
Treatment charges	0.19		0.11	46
Royalty on metals	0.16		0.10	41
Unit net cash costs	0.09		1.55	638
Depreciation and amortization	0.25		0.16	63
Noncash and other costs, net	0.04		0.02	10
Total unit costs	0.38		1.73	711
Revenue adjustments, primarily for pricing on
prior period open sales	(0.01)		(0.01)	(13)
PT Smelting intercompany profit	0.13		0.08	32
Gross profit per pound/ounce	$3.59		$2.19	$891

Reconciliation to Amounts Reported
				Depreciation,
			Production	Depletion and
(In millions)	Revenues		and Delivery	Amortization
Totals presented above	$5,369		$1,869	$215
Treatment charges	(156)		—	—
Royalty on metals	(137)		—	—
Net noncash and other costs	—		33	—
Revenue adjustments, primarily for pricing on prior period open sales	(30)		—	—
PT Smelting intercompany profit	—		(111)	—
Indonesia mining	5,046		1,791	215
Other mining & eliminations[c]	15,826		8,110	800
Total mining	20,872		9,901	1,015
U.S. oil & gas operations	—		—	—
Corporate, other & eliminations	8		(3)	7
As reported in FCX’s consolidated financial statements	$20,880		$9,898	$1,022

a.	Includes silver sales of 2.7 million ounces ($36.18 per ounce average realized price).

b.	Includes $66 million ($0.08 per pound) for bonuses and other strike-related costs.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 16.

Africa Mining Product Revenues and Production Costs

Year Ended December 31, 2013
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt	Total
Revenues, excluding adjustments[a]	$1,457	$1,457	$205	$1,662
Site production and delivery, before net noncash
and other costs shown below	649	614	111	725
Cobalt credits[b]	(131)	—	—	—
Royalty on metals	29	26	3	29
Net cash costs	547	640	114	754
Depreciation, depletion and amortization	246	220	26	246
Noncash and other costs, net	29	26	3	29
Total costs	822	886	143	1,029
Revenue adjustments, primarily for pricing on prior period open sales	2	2	2	4
Gross profit	$637	$573	$64	$637

Copper sales (millions of recoverable pounds)	454	454
Cobalt sales (millions of contained pounds)			25

Gross profit per pound of copper/cobalt:

Revenues, excluding adjustments[a]	$3.21	$3.21	$8.02
Site production and delivery, before net noncash
and other costs shown below	1.43	1.35	4.35
Cobalt credits[b]	(0.29)	—	—
Royalty on metals	0.07	0.06	0.14
Unit net cash costs	1.21	1.41	4.49
Depreciation, depletion and amortization	0.54	0.48	1.00
Noncash and other costs, net	0.06	0.06	0.11
Total unit costs	1.81	1.95	5.60
Revenue adjustments, primarily for pricing on
prior period open sales	—	—	0.09
Gross profit per pound	$1.40	$1.26	$2.51

Reconciliation to Amounts Reported
			Depreciation,
		Production	Depletion and
(In millions)	Revenues	and Delivery	Amortization
Totals presented above	$1,662	$725	$246
Royalty on metals	(29)	—	—
Net noncash and other costs	—	29	—
Revenue adjustments, primarily for pricing on prior period open sales	4	—	—
Africa mining	1,637	754	246
Other mining & eliminations[c]	16,664	10,397	1,176
Total mining	18,301	11,151	1,422
U.S. oil & gas operations	2,616	682	1,364
Corporate, other & eliminations	4	7	11
As reported in FCX’s consolidated financial statements	$20,921	$11,840	$2,797

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 16.

Africa Mining Product Revenues and Production Costs (continued)

Year Ended December 31, 2012
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt	Total
Revenues, excluding adjustments[a]	$1,179	$1,179	$194	$1,373
Site production and delivery, before net noncash
and other costs shown below	501	465	121	586
Cobalt credits[b]	(112)	—	—	—
Royalty on metals	25	22	3	25
Net cash costs	414	487	124	611
Depreciation, depletion and amortization	176	160	16	176
Noncash and other costs, net	29	26	3	29
Total costs	619	673	143	816
Revenue adjustments, primarily for pricing on prior period open sales	8	8	3	11
Gross profit	$568	$514	$54	$568

Copper sales (millions of recoverable pounds)	336	336
Cobalt sales (millions of contained pounds)			25

Gross profit per pound of copper/cobalt:

Revenues, excluding adjustments[a]	$3.51	$3.51	$7.83
Site production and delivery, before net noncash
and other costs shown below	1.49	1.39	4.86
Cobalt credits[b]	(0.33)	—	—
Royalty on metals	0.07	0.06	0.12
Unit net cash costs	1.23	1.45	4.98
Depreciation, depletion and amortization	0.52	0.47	0.67
Noncash and other costs, net	0.09	0.08	0.11
Total unit costs	1.84	2.00	5.76
Revenue adjustments, primarily for pricing on
prior period open sales	0.02	0.02	0.09
Gross profit per pound	$1.69	$1.53	$2.16

Reconciliation to Amounts Reported
			Depreciation,
		Production	Depletion and
(In millions)	Revenues	and Delivery	Amortization
Totals presented above	$1,373	$586	$176
Royalty on metals	(25)	—	—
Net noncash and other costs	—	29	—
Revenue adjustments, primarily for pricing on prior period open sales	11	—	—
Africa mining	1,359	615	176
Other mining & eliminations[c]	16,644	9,764	996
Total mining	18,003	10,379	1,172
U.S. oil & gas operations	—	—	—
Corporate, other & eliminations	7	3	7
As reported in FCX’s consolidated financial statements	$18,010	$10,382	$1,179

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 16.

Africa Mining Product Revenues and Production Costs (continued)

Year Ended December 31, 2011
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt	Total
Revenues, excluding adjustments[a]	$1,059	$1,059	$253	$1,312
Site production and delivery, before net noncash
and other costs shown below	444	393	141	534
Cobalt credits[b]	(165)	—	—	—
Royalty on metals	24	20	4	24
Net cash costs	303	413	145	558
Depreciation, depletion and amortization	140	120	20	140
Noncash and other costs, net	57	49	8	57
Total costs	500	582	173	755
Revenue adjustments, primarily for pricing on prior period open sales	(1)	(1)	2	1
Gross profit	$558	$476	$82	$558

Copper sales (millions of recoverable pounds)	283	283
Cobalt sales (millions of contained pounds)			25

Gross profit per pound of copper/cobalt:

Revenues, excluding adjustments[a]	$3.74	$3.74	$9.99
Site production and delivery, before net noncash
and other costs shown below	1.57	1.39	5.58
Cobalt credits[b]	(0.58)	—	—
Royalty on metals	0.08	0.07	0.16
Unit net cash costs	1.07	1.46	5.74
Depreciation, depletion and amortization	0.50	0.42	0.78
Noncash and other costs, net	0.20	0.18	0.32
Total unit costs	1.77	2.06	6.84
Revenue adjustments, primarily for pricing on
prior period open sales	—	—	0.06
Gross profit per pound	$1.97	$1.68	$3.21

Reconciliation to Amounts Reported
			Depreciation,
		Production	Depletion and
(In millions)	Revenues	and Delivery	Amortization
Totals presented above	$1,312	$534	$140
Royalty on metals	(24)	—	—
Net noncash and other costs	—	57	—
Revenue adjustments, primarily for pricing on prior period open sales	1	—	—
Africa mining	1,289	591	140
Other mining & eliminations[c]	19,583	9,310	875
Total mining	20,872	9,901	1,015
U.S. oil & gas operations	—	—	—
Corporate, other & eliminations	8	(3)	7
As reported in FCX’s consolidated financial statements	$20,880	$9,898	$1,022

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 16.

Molybdenum Mines Product Revenues and Production Costs

	Years Ended December 31,
(In millions)	2013[a]	2012[a]	2011[a]
Revenues, excluding adjustments[b]	$566	$484	$628
Site production and delivery, before net noncash
and other costs shown below	303	210	209
Treatment charges and other	44	30	33
Net cash costs	347	240	242
Depreciation, depletion and amortization	82	33	37
Noncash and other costs, net	14	8	2
Total costs	443	281	281
Gross profit	$123	$203	$347

Molybdenum sales (millions of recoverable pounds)[b]	49	34	38

Gross profit per pound of molybdenum:

Revenues, excluding adjustments[b]	$11.65	$14.27	$16.42
Site production and delivery, before net noncash
and other costs shown below	6.24	6.19	5.46
Treatment charges and other	0.91	0.88	0.88
Unit net cash costs	7.15	7.07	6.34
Depreciation, depletion and amortization	1.68	0.97	0.96
Noncash and other costs, net	0.29	0.24	0.04
Total unit costs	9.12	8.28	7.34
Gross profit per pound	$2.53	$5.99	$9.08

Reconciliation to Amounts Reported			Depreciation,
		Production	Depletion and
Year Ended December 31, 2013	Revenues	and Delivery	Amortization
Totals presented above	$566	$303	$82
Treatment charges and other	(44)	—	—
Net noncash and other costs	—	14	—
Molybdenum mines	522	317	82
Other mining & eliminations[c]	17,779	10,834	1,340
Total mining	18,301	11,151	1,422
U.S. oil & gas operations	2,616	682	1,364
Corporate, other & eliminations	4	7	11
As reported in FCX’s consolidated financial statements	$20,921	$11,840	$2,797

Year Ended December 31, 2012
Totals presented above	$484	$210	$33
Treatment charges and other	(30)	—	—
Net noncash and other costs	—	8	—
Henderson mine	454	218	33
Climax mine	75	102	26
Molybdenum mines	529	320	59
Other mining & eliminations[c]	17,474	10,059	1,113
Total mining	18,003	10,379	1,172
U.S. oil & gas operations	—	—	—
Corporate, other & eliminations	7	3	7
As reported in FCX’s consolidated financial statements	$18,010	$10,382	$1,179

Year Ended December 31, 2011
Totals presented above	$628	$209	$37
Treatment charges and other	(33)	—	—
Net noncash and other costs	—	2	—
Henderson mine	595	211	37
Climax mine	—	48	8
Molybdenum mines	595	259	45
Other mining & eliminations[c]	20,277	9,642	970
Total mining	20,872	9,901	1,015
U.S. oil & gas operations	—	—	—
Corporate, other & eliminations	8	(3)	7
As reported in FCX’s consolidated financial statements	$20,880	$9,898	$1,022

a. The year 2013 includes the combined results of the Henderson and Climax mines; the years 2012 and 2011 reflect the results of only the Henderson mine as start-up activities were still underway at the Climax mine.

b. Reflects sales of the molybdenum mines' production to FCX's molybdenum sales company at market-based pricing. On a consolidated basis, realizations are based on the actual contract terms for sales to third parties; as a result, FCX's consolidated average realized price per pound of molybdenum will differ from the amounts reported in this table.

c. Represents the combined total for all other mining operations and the related eliminations, as presented in Note 16. Also includes amounts associated with FCX's molybdenum sales company, which includes sales of molybdenum produced by the molybdenum mines and by certain of the North and South America copper mines.

U.S. Oil & Gas Product Revenues and Cash Production Costs

Seven months from June 1, 2013, to December 31, 2013

(In millions)	Oil		Natural Gas	NGLs	Total Oil & Gas
Oil and gas revenues before derivatives	$2,655		$202	$92	$2,949
Realized (losses) gains on derivative contracts	(36)		14	—	(22)
Realized revenues	$2,619		$216	$92	2,927
Less: cash production costs					653
Cash operating margin					2,274
Less: depreciation, depletion and amortization					1,364
Less: accretion and other costs					29
Plus: net unrealized and noncash realized losses on derivative contracts					(312)	[a]
Plus: other net adjustments					1
Gross profit					$570

Oil (MMBbls)	26.6
Gas (Bcf)			54.2
NGLs (MMBbls)				2.4
Oil Equivalents (MMBOE)					38.1

	Oil (per barrel)		Natural Gas (per MMBtu)	NGLs (per barrel)	Per BOE
Oil and gas revenues before derivatives	$99.67		$3.73	$38.20	$77.45
Realized (losses) gains on derivative contracts	(1.35)		0.26	—	(0.58)
Realized revenues	$98.32		$3.99	$38.20	76.87
Less: cash production costs					17.14
Cash operating margin					59.73
Less: depreciation, depletion and amortization					35.81
Less: accretion and other costs					0.79
Plus: net unrealized and noncash realized losses on derivative contracts					(8.20)	[a]
Plus: other net adjustments					0.04
Gross profit					$14.97

Reconciliation to Amounts Reported
(In Millions)	Revenues		Production and Delivery	Depreciation, Depletion and Amortization
Revenues, before derivative contracts	$2,949		$—	$—
Realized losses on derivative contracts	(22)		—	—
Unrealized and noncash realized losses on derivative contracts	(312)	[a]	—	—
Cash production costs	—		653	—
Accretion and other costs	—		29	—
Depreciation, depletion and amortization	—		—	1,364
Other net adjustments	1		—	—
U.S. oil & gas operations	2,616		682	1,364
Total mining[b]	18,301		11,151	1,422
Corporate, other & eliminations	4		7	11
As reported in FCX's consolidated financial statements	$20,921		$11,840	$2,797

a.	Includes $85 million ($2.23 per BOE) of noncash losses realized on 2013 derivative contracts resulting from amounts recorded as part of acquisition accounting.

b.	Represents the combined total for all mining operations and the related eliminations, as presented in Note 16.

CAUTIONARY STATEMENT

Our discussion and analysis contains forward-looking statements in which we discuss factors we believe may affect our future performance. Forward-looking statements are all statements other than statements of historical facts, such as projections or expectations relating to ore grades and milling rates, production and sales volumes, unit net cash costs, cash production costs per BOE, operating cash flows, capital expenditures, exploration efforts and results, development and production activities and costs, liquidity, tax rates, the impact of copper, gold, molybdenum, cobalt, crude oil and natural gas price changes, the impact of derivative positions, the impact of deferred intercompany profits on earnings, reserve estimates, and future dividend payments, debt reduction and share purchases. The words “anticipates,” “may,” “can,” “plans,” “believes,” “potential,” “estimates,” “expects,” “projects,” “targets,” “intends,” “likely,” “will,” “should,” “to be,” and any similar expressions are intended to identify those assertions as forward-looking statements. The declaration of dividends is at the discretion of our Board and will depend on our financial results, cash requirements, future prospects, and other factors deemed relevant by the Board.

We caution readers that forward-looking statements are not guarantees of future performance and our actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include commodity prices, mine sequencing, production rates, industry risks, regulatory changes, political risks, the outcome of ongoing discussions with the Indonesian government regarding PT-FI’s COW and the impact of the January 2014 regulations on PT-FI’s exports and export duties, the potential effects of violence in Indonesia, the resolution of administrative disputes in the Democratic Republic of Congo, weather- and climate-related risks, labor relations, environmental risks, litigation results, currency translation risks, and other factors described in more detail under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2013, filed with the SEC as updated by our subsequent filings with the SEC.

Investors are cautioned that many of the assumptions on which our forward-looking statements are based are likely to change after our forward-looking statements are made, including for example commodity prices, which we cannot control, and production volumes and costs, some aspects of which we may or may not be able to control. Further, we may make changes to our business plans that could or will affect our results. We caution investors that we do not intend to update forward-looking statements more frequently than quarterly notwithstanding any changes in our assumptions, changes in business plans, actual experience or other changes, and we undertake no obligation to update any forward-looking statements.

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this annual report on Form 10-K. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Based on our management’s assessment, management concluded that, as of December 31, 2013, our Company’s internal control over financial reporting is effective based on the COSO criteria.

Ernst & Young LLP, an independent registered public accounting firm, who audited the Company’s consolidated financial statements included in this Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

/s/ Richard C. Adkerson	/s/ Kathleen L. Quirk
Richard C. Adkerson	Kathleen L. Quirk
Vice Chairman of the Board,	Executive Vice President,
President and Chief Executive Officer	Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan COPPER & GOLD INC.

We have audited Freeport-McMoRan Copper & Gold Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Freeport-McMoRan Copper & Gold Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Freeport-McMoRan Copper & Gold Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Freeport-McMoRan Copper & Gold Inc. as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Phoenix, Arizona
February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan COPPER & GOLD INC.

We have audited the accompanying consolidated balance sheets of Freeport-McMoRan Copper & Gold Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Freeport-McMoRan Copper & Gold Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Freeport-McMoRan Copper & Gold Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona
February 27, 2014

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2013	2012	2011
	(In millions, except per share amounts)
Revenues	$20,921	$18,010	$20,880
Cost of sales:
Production and delivery	11,840	10,382	9,898
Depreciation, depletion and amortization	2,797	1,179	1,022
Total cost of sales	14,637	11,561	10,920
Selling, general and administrative expenses	657	431	415
Mining exploration and research expenses	210	285	271
Environmental obligations and shutdown costs	66	(22)	134
Gain on insurance settlement	—	(59)	—
Total costs and expenses	15,570	12,196	11,740
Operating income	5,351	5,814	9,140
Interest expense, net	(518)	(186)	(312)
Losses on early extinguishment of debt	(35)	(168)	(68)
Gain on investment in McMoRan Exploration Co. (MMR)	128	—	—
Other (expense) income, net	(13)	27	58
Income before income taxes and equity in affiliated companies' net earnings	4,913	5,487	8,818
Provision for income taxes	(1,475)	(1,510)	(3,087)
Equity in affiliated companies’ net earnings	3	3	16
Net income	3,441	3,980	5,747
Net income and preferred dividends attributable to noncontrolling interests	(783)	(939)	(1,187)
Net income attributable to FCX common stockholders	$2,658	$3,041	$4,560

Net income per share attributable to FCX common stockholders:
Basic	$2.65	$3.20	$4.81
Diluted	$2.64	$3.19	$4.78

Weighted-average common shares outstanding:
Basic	1,002	949	947
Diluted	1,006	954	955

Dividends declared per share of common stock	$2.25	$1.25	$1.50

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Net income	$3,441	$3,980	$5,747

Other comprehensive income (loss), net of taxes:
Defined benefit plans:
Actuarial gains (losses) arising during the period	85	(66)	(137)
Prior service costs arising during the period	(21)	—	—
Amortization of unrecognized amounts included in net periodic benefit costs	30	26	15
Adjustment to deferred tax valuation allowance	—	(1)	(20)
Translation adjustments and unrealized losses on securities	4	(1)	(3)
Other comprehensive income (loss)	98	(42)	(145)

Total comprehensive income	3,539	3,938	5,602
Total comprehensive income and preferred dividends attributable to noncontrolling interests	(780)	(938)	(1,184)
Total comprehensive income attributable to FCX common stockholders	$2,759	$3,000	$4,418

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
	(In millions)
Cash flow from operating activities:
Net income	$3,441	$3,980	$5,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,797	1,179	1,022
Net losses on crude oil and natural gas derivative contracts	334	—	—
Gain on investment in MMR	(128)	—	—
Stock-based compensation	173	100	117
Pension plans contributions	(71)	(140)	(46)
Net charges for environmental and asset retirement obligations, including accretion	164	22	208
Payments for environmental and asset retirement obligations	(237)	(246)	(170)
Losses on early extinguishment of debt	35	168	68
Deferred income taxes	277	269	523
Increase in long-term mill and leach stockpiles	(431)	(269)	(262)
Other, net	162	128	(126)
(Increases) decreases in working capital and changes in other tax payments, excluding amounts from acquisitions:
Accounts receivable	49	(365)	1,246
Inventories	(288)	(729)	(431)
Other current assets	26	(76)	(57)
Accounts payable and accrued liabilities	(359)	209	(387)
Accrued income taxes and changes in other tax payments	195	(456)	(832)
Net cash provided by operating activities	6,139	3,774	6,620

Cash flow from investing activities:
Capital expenditures:
North America copper mines	(1,066)	(825)	(494)
South America	(1,145)	(931)	(603)
Indonesia	(1,030)	(843)	(648)
Africa	(205)	(539)	(193)
Molybdenum mines	(164)	(245)	(438)
U.S. oil and gas operations	(1,436)	—	—
Other	(240)	(111)	(158)
Acquisition of Plains Exploration & Production Company, net of cash acquired	(3,465)	—	—
Acquisition of MMR, net of cash acquired	(1,628)	—	—
Acquisition of cobalt chemical business, net of cash acquired	(348)	—	—
Restricted cash and other, net	(181)	31	(1)
Net cash used in investing activities	(10,908)	(3,463)	(2,535)

Cash flow from financing activities:
Proceeds from debt	11,501	3,029	48
Repayments of debt	(5,476)	(3,186)	(1,313)
Redemption of MMR preferred stock	(228)	—	—
Cash dividends and distributions paid:
Common stock	(2,281)	(1,129)	(1,423)
Noncontrolling interests	(256)	(113)	(391)
Debt financing costs	(113)	(51)	(10)
Contributions from noncontrolling interests	—	15	62
Net (payments for) proceeds from stock-based awards	(97)	(1)	3
Excess tax (expense) benefit from stock-based awards	(1)	8	23
Net cash provided by (used in) financing activities	3,049	(1,428)	(3,001)
Net (decrease) increase in cash and cash equivalents	(1,720)	(1,117)	1,084
Cash and cash equivalents at beginning of year	3,705	4,822	3,738
Cash and cash equivalents at end of year	$1,985	$3,705	$4,822
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In millions, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$1,985	$3,705
Trade accounts receivable	1,728	927
Income taxes receivable	419	436
Other accounts receivable	415	266
Inventories:
Materials and supplies, net	1,730	1,504
Mill and leach stockpiles	1,705	1,672
Product	1,583	1,400
Other current assets	407	387
Total current assets	9,972	10,297
Property, plant, equipment and mining development costs, net	24,042	20,999
Oil and gas properties, net - full cost method:
Subject to amortization, less accumulated amortization of $1,357 as of December 31, 2013	12,472	—
Not subject to amortization	10,887	—
Long-term mill and leach stockpiles	2,386	1,955
Goodwill	1,916	—
Other assets	1,798	2,189
Total assets	$63,473	$35,440

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,700	$2,324
Dividends payable	333	299
Current portion of debt	312	2
Current portion of environmental and asset retirement obligations	236	241
Accrued income taxes	184	93
Current portion of deferred income taxes	8	384
Total current liabilities	4,773	3,343
Long-term debt, less current portion	20,394	3,525
Deferred income taxes	7,410	3,490
Environmental and asset retirement obligations, less current portion	3,259	2,127
Other liabilities	1,690	1,644
Total liabilities	37,526	14,129

Redeemable noncontrolling interest	716	—

Equity:
FCX stockholders’ equity:
Common stock, par value $0.10, 1,165 shares and 1,073 shares issued, respectively	117	107
Capital in excess of par value	22,161	19,119
Retained earnings	2,742	2,399
Accumulated other comprehensive loss	(405)	(506)
Common stock held in treasury – 127 shares and 124 shares, respectively, at cost	(3,681)	(3,576)
Total FCX stockholders’ equity	20,934	17,543
Noncontrolling interests	4,297	3,768
Total equity	25,231	21,311
Total liabilities and equity	$63,473	$35,440
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF EQUITY

	FCX Stockholders’ Equity
	Common Stock			Retained Earnings (Accumulated Deficit)	Accumu- lated Other Compre-hensive Loss	Common Stock Held in Treasury		Total FCX Stock- holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity
	(In millions)
Balance at January 1, 2011	1,067	$107	$18,751	$(2,590)	$(323)	122	$(3,441)	$12,504	$2,056	$14,560
Exercised and issued stock-based awards	4	—	48	—	—	—	—	48	—	48
Stock-based compensation	—	—	117	—	—	—	—	117	—	117
Tax benefit for stock-based awards	—	—	24	—	—	—	—	24	—	24
Tender of shares for stock-based awards	—	—	67	—	—	1	(112)	(45)	—	(45)
Dividends on common stock	—	—	—	(1,424)	—	—	—	(1,424)	—	(1,424)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(391)	(391)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	62	62
Total comprehensive income (loss)	—	—	—	4,560	(142)	—	—	4,418	1,184	5,602
Balance at December 31, 2011	1,071	107	19,007	546	(465)	123	(3,553)	15,642	2,911	18,553
Exercised and issued stock-based awards	2	—	15	—	—	—	—	15	—	15
Stock-based compensation	—	—	100	—	—	—	—	100	—	100
Tax benefit for stock-based awards	—	—	7	—	—	—	—	7	—	7
Tender of shares for stock-based awards	—	—	7	—	—	1	(23)	(16)	—	(16)
Dividends on common stock	—	—	—	(1,188)	—	—	—	(1,188)	—	(1,188)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(113)	(113)
Change in ownership interests	—	—	(17)	—	—	—	—	(17)	17	—
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	15	15
Total comprehensive income (loss)	—	—	—	3,041	(41)	—	—	3,000	938	3,938
Balance at December 31, 2012	1,073	107	19,119	2,399	(506)	124	(3,576)	17,543	3,768	21,311
Common stock issued to acquire Plains Exploration & Production Co.	91	9	2,822	—	—	—	—	2,831	—	2,831
Exchange of employee stock-based awards in connection with acquisitions	—	—	67	—	—	—	—	67	—	67
Exercised and issued stock-based awards	1	1	8	—	—	—	—	9	—	9
Stock-based compensation	—	—	153	—	—	—	—	153	—	153
Reserve on tax benefit for stock-based awards	—	—	(1)	—	—	—	—	(1)	—	(1)
Tender of shares for stock-based awards	—	—	—	—	—	3	(105)	(105)	—	(105)
Dividends on common stock	—	—	—	(2,315)	—	—	—	(2,315)	—	(2,315)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(236)	(236)
Noncontrolling interests' share of contributed capital in subsidiary	—	—	(7)	—	—	—	—	(7)	7	—
Redeemable noncontrolling interest dividends and related interest	—	—	—	—	—	—	—	—	(22)	(22)
Total comprehensive income	—	—	—	2,658	101	—	—	2,759	780	3,539
Balance at December 31, 2013	1,165	$117	$22,161	$2,742	$(405)	127	$(3,681)	$20,934	$4,297	$25,231
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation.  The consolidated financial statements of Freeport-McMoRan Copper & Gold Inc. (FCX) include the accounts of those subsidiaries where FCX directly or indirectly has more than 50 percent of the voting rights and has the right to control significant management decisions. The most significant entities that FCX consolidates include its 90.64 percent-owned subsidiary PT Freeport Indonesia (PT-FI), and its wholly owned subsidiaries, Freeport-McMoRan Corporation (FMC, formerly Phelps Dodge Corporation), Atlantic Copper, S.L.U. (Atlantic Copper) and FCX Oil & Gas Inc. (FM O&G). FCX acquired Plains Exploration & Production Company (PXP) and McMoRan Exploration Co. (MMR), collectively known as FM O&G, on May 31, 2013, and June 3, 2013, respectively. FCX’s results of operations include PXP's results beginning June 1, 2013, and MMR's results beginning June 4, 2013 (refer to Note 2 for further discussion). FCX’s unincorporated joint ventures with Rio Tinto plc (Rio Tinto) and Sumitomo Metal Mining Arizona, Inc. (Sumitomo) are reflected using the proportionate consolidation method (refer to Note 3 for further discussion). All significant intercompany transactions have been eliminated. Dollar amounts in tables are stated in millions, except per share amounts.

Investments in unconsolidated companies owned 20 percent or more are recorded using the equity method. Investments in companies owned less than 20 percent, and for which FCX does not exercise significant influence, are carried at cost.

Business Segments.  Subsequent to the acquisitions of PXP and MMR, FCX has organized its operations into six primary divisions – North America copper mines, South America mining, Indonesia mining, Africa mining, Molybdenum mines and United States (U.S.) oil and gas operations. Notwithstanding this structure, FCX internally reports information on a mine-by-mine basis for its mining operations. Therefore, FCX concluded that its operating segments include individual mines or operations relative to its mining operations. For oil and gas operations, FCX determines its operating segments on a country-by-country basis. Operating segments that meet certain financial thresholds are reportable segments. Refer to Note 16 for further discussion.

Use of Estimates.  The preparation of FCX’s financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of management estimates include reserve estimation (minerals, and oil and natural gas); timing of transfers of oil and gas properties not subject to amortization into the full cost pool; asset lives for depreciation, depletion and amortization; environmental obligations; asset retirement obligations; estimates of recoverable copper in mill and leach stockpiles; deferred taxes and valuation allowances; reserves for contingencies and litigation; asset impairment, including estimates used to derive future cash flows associated with those assets; determination of fair value of assets acquired, liabilities assumed and redeemable noncontrolling interest, and recognition of goodwill and deferred taxes in connection with business combinations; pension benefits; and valuation of derivative instruments. Actual results could differ from those estimates.

Foreign Currencies.  For foreign subsidiaries whose functional currency is the U.S. dollar, monetary assets and liabilities denominated in the local currency are translated at current exchange rates, and non-monetary assets and liabilities, such as inventories, property, plant, equipment and development costs, are translated at historical rates. Gains and losses resulting from translation of such account balances are included in net income, as are gains and losses from foreign currency transactions. The functional currency for the majority of FCX's foreign operations is the U.S. dollar.

Cash Equivalents.  Highly liquid investments purchased with maturities of three months or less are considered cash equivalents.

Inventories.  The components of inventories include materials and supplies, mill and leach stockpiles, and product inventories. Product inventories mostly include finished goods (primarily concentrates and cathodes) at mining operations, and concentrates and work-in-process at Atlantic Copper’s smelting and refining operations (refer to Note 4 for further discussion). Mill and leach stockpiles, and inventories of materials and supplies, as well as salable products, are stated at the lower of weighted-average cost or market. Costs of finished goods and work-in-process (i.e., not materials and supplies) inventories include labor and benefits, supplies, energy, depreciation, depletion, amortization, site overhead costs and other necessary costs associated with the extraction and processing of ore, including, depending on the process, mining, haulage, milling, concentrating, smelting, leaching, solution extraction, refining, roasting and chemical processing. Corporate general and administrative costs are not included in inventory costs.

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

Expected copper recovery rates for leach stockpiles are determined using small-scale laboratory tests, small- to large-scale column testing (which simulates the production-scale process), historical trends and other factors, including mineralogy of the ore and rock type. Total copper recovery in leach stockpiles can vary significantly from a low percentage to more than 90 percent depending on several variables, including processing methodology, processing variables, mineralogy and particle size of the rock. For newly placed material on active stockpiles, as much as 80 percent total copper recovery may be extracted during the first year, and the remaining copper may be recovered over many years.

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

Finished Goods. Finished goods for mining operations represent salable products (e.g., copper and molybdenum concentrates, copper anodes, copper cathodes, copper rod, copper wire, molybdenum oxide, high-purity molybdenum chemicals and other metallurgical products, and various cobalt products). Finished goods are valued based on the weighted-average cost of source material plus applicable conversion costs relating to associated process facilities.

Property, Plant, Equipment and Mining Development Costs.  Property, plant, equipment and mining development costs are carried at cost. Mineral exploration costs, as well as drilling and other costs incurred for the purpose of converting mineral resources to proven and probable reserves or identifying new mineral resources at development or production stage properties, are charged to expense as incurred. Development costs are capitalized beginning after proven and probable mineral reserves have been established. Development costs include costs incurred resulting from mine pre-production activities undertaken to gain access to proven and probable reserves, including shafts, adits, drifts, ramps, permanent excavations, infrastructure and removal of overburden. Additionally, interest expense allocable to the cost of developing mining properties and to constructing new facilities is capitalized until assets are ready for their intended use.

Expenditures for replacements and improvements are capitalized. Costs related to periodic scheduled maintenance (i.e., turnarounds) are charged to expense as incurred. Depreciation for mining and milling life-of-mine assets, infrastructure and other common costs is determined using the unit-of-production (UOP) method based on total estimated recoverable proven and probable copper reserves (for primary copper mines) and proven and probable molybdenum reserves (for primary molybdenum mines). Development costs and acquisition costs for proven and probable mineral reserves that relate to a specific ore body are depreciated using the UOP method based on estimated recoverable proven and probable mineral reserves for the ore body benefited. Depreciation, depletion and amortization using the UOP method is recorded upon extraction of the recoverable copper or molybdenum from the ore body, at which time it is allocated to inventory cost and then included as a component of cost of goods sold. Other assets are depreciated on a straight-line basis over estimated useful lives of up to 39 years for buildings and three to 25 years for machinery and equipment, and mobile equipment.

Included in property, plant, equipment and mining development costs is value beyond proven and probable mineral reserves (VBPP), primarily resulting from FCX’s acquisition of FMC in 2007. The concept of VBPP has been interpreted differently by different mining companies. FCX’s VBPP is attributable to (i) mineralized material, which includes measured and indicated amounts, that FCX believes could be brought into production with the establishment or modification of required permits and should market conditions and technical assessments warrant, (ii) inferred mineral resources and (iii) exploration potential.

Carrying amounts assigned to VBPP are not charged to expense until the VBPP becomes associated with additional proven and probable mineral reserves and the reserves are produced or the VBPP is determined to be impaired. Additions to proven and probable mineral reserves for properties with VBPP will carry with them the value assigned to VBPP at the date acquired, less any impairment amounts.

Oil and Gas Properties. FCX follows the full cost method of accounting specified by the U.S. Securities and Exchange Commission's (SEC) rules whereby all costs associated with oil and gas property acquisition, exploration and development activities are capitalized into a cost center on a country-by-country basis. Such costs include internal general and administrative costs, such as payroll and related benefits and costs directly attributable to employees engaged in acquisition, exploration and development activities. General and administrative costs associated with production, operations, marketing and general corporate activities are charged to expense as incurred. Capitalized costs, along with estimated future costs to develop proved reserves and asset retirement costs that are not already included in oil and gas properties, net of related salvage value, are amortized to expense under the UOP method using engineers' estimates of the related, by-country proved oil and natural gas reserves.

The costs of unproved oil and gas properties are excluded from amortization until the properties are evaluated. Costs are transferred into the amortization base on an ongoing basis as the properties are evaluated and proved oil and natural gas reserves are established or impairment is determined. Unproved oil and gas properties are assessed periodically, at least annually, to determine whether impairment has occurred. FCX assesses oil and gas properties on an individual basis or as a group if properties are individually insignificant. The assessment considers the following factors, among others: intent to drill, remaining lease term, geological and geophysical evaluations, drilling results and activity, the assignment of proved reserves and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization. The transfer of costs into the amortization base involves a significant amount of judgment and may be subject to changes over time based on drilling plans and results, geological and geophysical evaluations, the assignment of proved oil and natural gas reserves, availability of capital and other factors. Costs not subject to amortization consist primarily of capitalized costs incurred for undeveloped acreage and wells in progress pending determination, together with capitalized interest for these projects. The ultimate evaluation of the properties will occur over a period of several years. Interest costs totaling $69 million in

2013 were capitalized on oil and gas properties not subject to amortization and in the process of development. Proceeds from the sale of oil and gas properties are accounted for as reductions to capitalized costs unless the reduction causes a significant change in proved reserves, which absent other factors, is generally described as a 25 percent or greater change, and significantly alters the relationship between capitalized costs and proved reserves attributable to a cost center, in which case a gain or loss is recognized.

Under the SEC full cost accounting rules, FCX reviews the carrying value of its oil and gas properties each quarter on a country-by-country basis. Under these rules, capitalized costs of oil and gas properties (net of accumulated depreciation, depletion and amortization, and related deferred income taxes) for each cost center may not exceed a “ceiling” equal to:

•	the present value, discounted at 10 percent, of estimated future net cash flows from the related proved oil and natural gas reserves, net of estimated future income taxes; plus

•	the cost of the related unproved properties not being amortized; plus

•	the lower of cost or estimated fair value of the related unproved properties included in the costs being amortized (net of related tax effects).

These rules require that FCX price its future oil and gas production at the twelve-month average of the first-day-of-the-month historical reference prices as adjusted for location and quality differentials. FCX's reference prices are West Texas Intermediate (WTI) for oil and the Henry Hub spot price for natural gas. Such prices are utilized except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts. The reserve estimates exclude the effect of any crude oil and natural gas derivatives FCX has in place. The estimated future net cash flows also exclude future cash outflows associated with settling asset retirement obligations included in the net book value of the oil and gas properties. The rules require an impairment if the capitalized costs exceed this “ceiling.” At December 31, 2013, the ceiling with respect to FCX's oil and gas properties exceeded the net capitalized costs, and therefore, no impairment was recorded.

Goodwill. Goodwill has an indefinite useful life and is not amortized, but rather is tested for impairment at least annually during the fourth quarter, unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a related reporting unit below its carrying value. Impairment occurs when the carrying amount of goodwill exceeds its implied fair value. FCX generally uses a discounted cash flow model to determine if the carrying value of a reporting unit, including goodwill, is less than the fair value of the reporting unit. FCX's approach to allocating goodwill includes the identification of the reporting unit it believes has contributed to the excess purchase price and includes consideration of the reporting unit's potential for future growth. Goodwill arose in 2013 with FCX's acquisitions of PXP and MMR, and has been allocated to the U.S. oil and gas reporting unit. Events affecting crude oil and natural gas prices may cause a decrease in the fair value of the reporting unit, and FCX could have an impairment of its goodwill in future periods. When a sale of oil and gas properties occurs, goodwill is allocated to that property based on the relationship of the fair value of the property sold to the total reporting unit's fair value. A significant sale of oil and gas properties may represent a triggering event that requires goodwill to be evaluated for impairment.

Asset Impairment for Mining Operations. FCX reviews and evaluates its mining long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Mining long-lived assets are evaluated for impairment under the two-step model. An impairment is considered to exist if total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. Once it is determined that an impairment exists, an impairment loss is measured as the amount by which the asset carrying value exceeds its fair value. Fair value is generally determined using valuation techniques, such as discounted cash flows.

In evaluating mining operations’ long-lived assets for recoverability, estimates of after-tax undiscounted future cash flows of FCX’s individual mining operations are used, with impairment losses measured by reference to fair value. As quoted market prices are unavailable for FCX’s individual mining operations, fair value is determined through the use of discounted estimated future cash flows. Estimated cash flows used to assess recoverability of long-lived assets and measure the fair value of FCX’s mining operations are derived from current business plans, which are developed using near-term price forecasts reflective of the current price environment and management’s projections for long-term average metal prices. Estimates of future cash flows include near- and long-term metal price assumptions; estimates of commodity-based and other input costs; proven and probable mineral reserve estimates, including any costs to develop the reserves and the timing of producing the reserves; and the use of appropriate current escalation and discount rates. FCX believes its estimates and models used to determine fair value are similar to what a market participant would use.

Deferred Mining Costs.  Stripping costs (i.e., the costs of removing overburden and waste material to access mineral deposits) incurred during the production phase of a mine are considered variable production costs and are included as a component of inventory produced during the period in which stripping costs are incurred. Major development expenditures, including stripping costs to prepare unique and identifiable areas outside the current mining area for future production that are considered to be pre-production mine development, are capitalized and amortized using the UOP method based on estimated recoverable proven and probable reserves for the ore body benefited. However, where a second or subsequent pit or major expansion is considered to be a continuation of existing mining activities, stripping costs are accounted for as a current production cost and a component of the associated inventory.

Environmental Expenditures. Environmental expenditures are charged to expense or capitalized, depending upon their future economic benefits. Accruals for such expenditures are recorded when it is probable that obligations have been incurred and the costs can be reasonably estimated. Environmental obligations attributed to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) or analogous state programs are considered probable when a claim is asserted, or is probable of assertion, and FCX, or any of its subsidiaries, have been associated with the site. Other environmental remediation obligations are considered probable based on specific facts and circumstances. FCX’s estimates of these costs are based on an evaluation of various factors, including currently available facts, existing technology, presently enacted laws and regulations, remediation experience, whether or not FCX is a potentially responsible party (PRP) and the ability of other PRPs to pay their allocated portions. With the exception of those obligations assumed in the acquisition of FMC that were recorded at estimated fair values (refer to Note 12 for further discussion), environmental obligations are recorded on an undiscounted basis. Where the available information is sufficient to estimate the amount of the obligation, that estimate has been used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. Possible recoveries of some of these costs from other parties are not recognized in the consolidated financial statements until they become probable. Legal costs associated with environmental remediation (such as fees to outside law firms for work relating to determining the extent and type of remedial actions and the allocation of costs among PRPs) are included as part of the estimated obligation.

Environmental obligations assumed in the acquisition of FMC, which were initially recorded at fair value and estimated on a discounted basis, are accreted to full value over time through charges to interest expense. Adjustments arising from changes in amounts and timing of estimated costs and settlements may result in increases and decreases in these obligations and are calculated in the same manner as they were initially estimated. Unless these adjustments qualify for capitalization, changes in environmental obligations are charged to operating income when they occur.

FCX performs a comprehensive review of its environmental obligations annually and also reviews changes in facts and circumstances associated with these obligations at least quarterly.

Asset Retirement Obligations.  FCX records the fair value of estimated asset retirement obligations (AROs) associated with tangible long-lived assets in the period incurred. Retirement obligations associated with long-lived assets are those for which there is a legal obligation to settle under existing or enacted law, statute, written or oral contract or by legal construction. These obligations, which are initially estimated based on discounted cash flow estimates, are accreted to full value over time through charges to cost of sales. In addition, asset retirement costs (ARCs) are capitalized as part of the related asset’s carrying value and are depreciated over the asset’s respective useful life.

For mining operations, reclamation costs for disturbances are recognized as an ARO and as a related ARC (included in property, plant, equipment and mining development costs) in the period of the disturbance and depreciated primarily on a UOP basis. FCX’s AROs for mining operations consist primarily of costs associated with mine reclamation and closure activities. These activities, which are site specific, generally include costs for earthwork, revegetation, water treatment and demolition (refer to Note 12 for further discussion).

For oil and gas properties, the fair value of the legal obligation is recognized as an ARO and as a related ARC(included in oil and gas properties) in the period in which the well is drilled or acquired and is amortized on a UOP basis together with other capitalized costs. Substantially all of FCX’s oil and gas leases require that, upon termination of economic production, the working interest owners plug and abandon non-producing wellbores, remove platforms, tanks, production equipment and flow lines, and restore the wellsite (refer to Note 12 for further discussion).

At least annually, FCX reviews its ARO estimates for changes in the projected timing of certain reclamation and closure/restoration costs, changes in cost estimates and additional AROs incurred during the period.

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

Litigation is inherently unpredictable, and it is difficult to project the outcome of particular matters with reasonable certainty; therefore, the actual amount of any loss could differ from the litigation contingencies reflected in FCX's consolidated financial statements. Refer to Note 12 for further discussion of FCX's litigation contingencies.

Income and Other Taxes.  FCX accounts for deferred income taxes utilizing an asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statements and the tax basis of assets and liabilities, as measured by current enacted tax rates (refer to Note 11 for further discussion). When appropriate, FCX evaluates the need for a valuation allowance to reduce deferred tax assets to amounts that are more likely than not realizable. The effect on deferred income tax assets and liabilities of a change in tax rates or laws is recognized in income in the period in which such changes are enacted.

FCX accounts for uncertain income tax positions using a threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FCX’s policy associated with uncertain tax positions is to record accrued interest in interest expense and accrued penalties in other income and expenses rather than in the provision for income taxes (refer to Note 11 for further discussion).

With the exception of Tenke Fungurume Mining S.A.R.L. (TFM or Tenke) in the Democratic Republic of Congo (DRC), income taxes are provided on the earnings of FCX’s material foreign subsidiaries under the assumption that these earnings will be distributed. FCX has determined that undistributed earnings related to TFM are reinvested indefinitely or have been allocated toward specifically identifiable needs of the local operations, including, but not limited to, certain contractual obligations and future plans for potential expansions of production capacity. Changes in contractual obligations or future plans for potential expansion could result in accrual of additional deferred income taxes related to undistributed earnings of TFM. FCX has not provided deferred income taxes for other differences between the book and tax carrying amounts of its investments in material foreign subsidiaries as FCX considers its ownership positions to be permanent in duration, and quantification of the related deferred tax liability is not practicable.

FCX's operations are in multiple jurisdictions where uncertainties arise in the application of complex tax regulations. Some of these tax regimes are defined by contractual agreements with the local government, while others are defined by general tax laws and regulations. FCX and its subsidiaries are subject to reviews of its income tax filings and other tax payments, and disputes can arise with the taxing authorities over the interpretation of its contracts or laws. The final taxes paid may be dependent upon many factors, including negotiations with taxing authorities. In certain jurisdictions, FCX must pay a portion of the disputed amount to the local government in order to formally appeal the assessment. Such payment is recorded as a receivable if FCX believes the amount is collectible.

Derivative Instruments.  FCX may enter into derivative contracts to manage certain risks resulting from fluctuations in commodity prices (primarily copper, gold, crude oil and natural gas), foreign currency exchange rates and interest rates by creating offsetting market exposures. Derivative instruments (including certain derivative instruments embedded in other contracts) are recorded in the balance sheet as either an asset or liability measured at its fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation. Refer to Note 14 for a summary of FCX’s outstanding derivative instruments at December 31, 2013, and a discussion of FCX’s risk management strategies for those designated as hedges.

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

Under the long-established structure of sales agreements prevalent in the mining industry, copper contained in concentrate and cathode is generally provisionally priced at the time of shipment. The provisional prices are finalized in a specified future month (generally one to four months from the shipment date) based on quoted monthly average spot copper prices on the London Metal Exchange (LME) or the Commodity Exchange Inc. (COMEX), a division of the New York Mercantile Exchange (NYMEX). FCX receives market prices based on prices in the specified future month, which results in price fluctuations recorded to revenues until the date of settlement. FCX records revenues and invoices customers at the time of shipment based on then-current LME or COMEX prices, which results in an embedded derivative (i.e., a pricing mechanism that is finalized after the time of delivery) that is required to be bifurcated from the host contract. The host contract is the sale of the metals contained in the concentrates or cathodes at the then-current LME or COMEX price. FCX applies the normal purchases and normal sales scope exception in accordance with derivatives and hedge accounting guidance to the host contract in its concentrate or cathode sales agreements since these contracts do not allow for net settlement and always result in physical delivery. The embedded derivative does not qualify for hedge accounting and is adjusted to fair value through earnings each period, using the period-end forward prices, until the date of final pricing.

Gold sales are priced according to individual contract terms, generally the average London Bullion Market Association (London) price for a specified month near the month of shipment.

Substantially all of FCX’s 2013 molybdenum sales were priced based on prices published in Metals Week, Ryan’s Notes or Metal Bulletin, plus conversion premiums for products that undergo additional processing, such as ferromolybdenum and molybdenum chemical products. The majority of these sales use the average price of the previous month quoted by the applicable publication. FCX’s remaining molybdenum sales generally have pricing that is either based on the current month published prices or a fixed price.

PT-FI concentrate sales and TFM metal sales are subject to certain royalties, which are recorded as a reduction to revenues (refer to Note 13 for further discussion).

Oil and gas revenue from FCX's interests in producing wells is recognized upon delivery and passage of title, net of any royalty interests or other profit interests in the produced product. Oil sales are primarily under contracts with prices based upon regional benchmarks. Approximately 50 percent of gas sales are priced monthly using industry recognized, published index pricing, and the remainder is priced daily on the spot market. Gas revenue is recorded using the sales method for gas imbalances. If FCX's sales of production volumes for a well exceed its portion of the estimated remaining recoverable reserves of the well, a liability is recorded. No receivables are recorded for those wells on which FCX has taken less than its ownership share of production unless the amount taken by other parties exceeds the estimate of their remaining reserves. There were no material gas imbalances at December 31, 2013.

Stock-Based Compensation. Compensation costs for share-based payments to employees are measured at fair value and charged to expense over the requisite service period for awards that are expected to vest. The fair value of stock options is determined using the Black-Scholes-Merton option valuation model. The fair value for stock-settled restricted stock units (RSUs) is based on FCX's stock price on the date of grant. Shares of common stock are issued at the vesting date for stock-settled RSUs. The fair value for liability-classified awards (i.e., cash-settled stock appreciation rights (SARs) and cash-settled RSUs) is remeasured each reporting period using the Black-Scholes-Merton option valuation model for SARs and FCX's stock price for cash-settled RSUs. FCX estimates forfeitures at the time of grant and revises those estimates in subsequent periods through the final vesting date of the awards if actual forfeitures differ from those estimates. FCX has elected to recognize compensation costs for stock option awards and SARs that vest over several years on a straight-line basis over the vesting period, and for RSUs on the graded-vesting method over the vesting period. Refer to Note 10 for further discussion.

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

	2013		2012		2011
Net income	$3,441		$3,980		$5,747
Net income attributable to noncontrolling interests	(761)		(939)		(1,187)
Preferred dividends on redeemable noncontrolling interest	(22)		—		—
Net income attributable to FCX common stockholders	$2,658		$3,041		$4,560

Weighted-average shares of common stock outstanding (millions)	1,002		949		947
Add shares issuable upon exercise or vesting of dilutive stock options and restricted stock units (millions)	4	[a]	5	[a]	8	[a]
Weighted-average shares of common stock outstanding for purposes of calculating diluted net income per share (millions)	1,006		954		955

Diluted net income per share attributable to FCX common stockholders	$2.64		$3.19		$4.78

a.
Excluded shares of common stock associated with outstanding stock options with exercise prices less than the average market price of FCX's common stock that were anti-dilutive based on the treasury stock method totaled approximately one million for the years ended December 31, 2013 and 2012, and two million for the year ended December 31, 2011.

Outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the year are excluded from the computation of diluted net income per share of common stock. Excluded stock options totaled 30 million with a weighted-average exercise price of $40.23 per option in 2013; 17 million with a weighted-average exercise price of $44.73 per option in 2012; and 4 million with a weighted-average exercise price of $53.91 per option in 2011.

Reclassifications. For comparative purposes, primarily the revision to FCX’s presentation of its business segments, certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2. ACQUISITIONS
Oil and Gas. FCX acquired PXP on May 31, 2013, and MMR on June 3, 2013. These acquisitions added a portfolio of oil and gas assets to FCX's global mining business, creating a U.S.-based natural resource company. The portfolio of oil and gas assets includes oil production facilities and growth potential in the Deepwater Gulf of Mexico (GOM), oil production from the onshore Eagle Ford shale play in Texas, oil production facilities onshore and offshore California, onshore natural gas resources in the Haynesville shale play in Louisiana, natural gas production from the Madden area in central Wyoming, and a position in the emerging shallow-water Inboard Lower Tertiary/Cretaceous natural gas trend on the Shelf of the GOM and onshore in South Louisiana (previously referred to as the ultra-deep gas trend). The acquisitions have been accounted for under the acquisition method, with FCX as the acquirer. As further discussed in Note 8, FCX issued $6.5 billion of unsecured senior notes in March 2013 for net proceeds of $6.4 billion, which was used, together with borrowings under a $4.0 billion unsecured five-year bank term loan, to fund the cash portion of the merger consideration for both transactions, to repay certain indebtedness of PXP and for general corporate purposes.

In the PXP acquisition, FCX acquired PXP for per-share consideration equivalent to 0.6531 shares of FCX common stock and $25.00 in cash. PXP stockholders had the right to elect to receive merger consideration in the form of cash or shares of FCX common stock, subject to the proration provisions in the merger agreement. Based on the final results of the merger consideration elections and as set forth in the merger agreement, FCX issued 91 million shares of its common stock and paid $3.8 billion in cash (which includes $411 million for the value of the $3 per share special dividend paid to PXP stockholders on May 31, 2013). Following is a summary of the $6.6 billion purchase price for PXP:

Number of shares of PXP common stock acquired (millions)	132.280
Exchange ratio of FCX common stock for each PXP share	0.6531
	86.392
Shares of FCX common stock issued for certain PXP equity awards (millions)	4.769
Total shares of FCX common stock issued (millions)	91.161

Closing share price of FCX common stock at May 31, 2013	$31.05
FCX stock consideration	$2,831
Cash consideration	3,725	[a]
Employee stock-based awards, primarily cash-settled stock-based awards	83
Total purchase price	$6,639

a.
Cash consideration included the payment of $25.00 in cash for each PXP share ($3.3 billion), cash paid in lieu of any fractional shares of FCX common stock, cash paid for certain equity awards ($7 million), and the value of the $3 per share PXP special cash dividend ($411 million) paid on May 31, 2013.

In the MMR acquisition, for each MMR share owned, MMR shareholders received $14.75 in cash and 1.15 units of a royalty trust, which holds a 5 percent overriding royalty interest in future production from MMR's Inboard Lower Tertiary/Cretaceous exploration prospects that existed as of December 5, 2012, the date of the merger agreement. MMR conveyed the royalty interests to the royalty trust immediately prior to the effective time of the merger, and they were "carved out" of the mineral interests that were acquired by FCX and not considered part of purchase consideration.

Prior to June 3, 2013, FCX owned 500,000 shares of MMR's 5.75% Convertible Perpetual Preferred Stock, Series 2, which was accounted for under the cost method and recorded on FCX's balance sheet at $432 million on May 31, 2013. Through its acquisition of PXP on May 31, 2013, FCX acquired 51 million shares of MMR's common stock, which had a fair value of $848 million on that date based upon the closing market price of MMR's common stock ($16.63 per share, i.e., Level 1 measurement). As a result of FCX obtaining control of MMR on June 3, 2013, FCX remeasured its ownership interests in MMR to a fair value of $1.4 billion, resulting in a gain of $128 million that was recorded in second-quarter 2013. Fair value was calculated using the closing quoted market price of MMR's common stock on June 3, 2013, of $16.75 per share (i.e., Level 1 measurement) and a valuation model using observable inputs (i.e., Level 2 measurement) for the preferred stock. Following is a summary of the $3.1 billion purchase price for MMR:

Number of shares of MMR common stock acquired (millions)	112.362	[a]
Cash consideration of $14.75 per share	$14.75
Cash consideration paid by FCX	$1,657
Employee stock-based awards	63
Total	1,720

Fair value of FCX's investment in 51 million shares of MMR common stock acquired on
May 31, 2013, through the acquisition of PXP	854
Fair value of FCX's investment in MMR's 5.75% Convertible Perpetual Preferred Stock, Series 2	554
Total purchase price	$3,128

a.	Excluded 51 million shares of MMR common stock owned by FCX through its acquisition of PXP on May 31, 2013.

The following table summarizes the preliminary purchase price allocations for PXP and MMR as of December 31, 2013:

	PXP	MMR	Eliminations	Total
Current assets	$1,193	$98	$—	$1,291
Oil and gas properties - full cost method:
Subject to amortization	11,447	756	—	12,203
Not subject to amortization.	9,401	1,686	—	11,087
Property, plant and equipment	261	1	—	262
Investment in MMR[a]	848	—	(848)	—
Other assets	12	423	—	435
Current liabilities	(906)	(174)	—	(1,080)
Debt (current and long-term)	(10,631)	(620)	—	(11,251)
Deferred income taxes[b]	(3,916)	—	—	(3,916)
Other long-term liabilities	(799)	(262)	—	(1,061)
Redeemable noncontrolling interest	(708)	(259)	—	(967)
Total fair value, excluding goodwill	6,202	1,649	(848)	7,003
Goodwill[c]	437	1,479	—	1,916
Total purchase price	$6,639	$3,128	$(848)	$8,919

a.	PXP owned 51 million shares of MMR common stock, which was eliminated in FCX's consolidated balance sheet at the acquisition date of MMR.

b.
Deferred income taxes have been recognized based on the estimated fair value adjustments to net assets using a 38 percent tax rate, which reflected the 35 percent federal statutory rate and a 3 percent weighted-average of the applicable statutory state tax rates (net of federal benefit).

c.
During the fourth quarter of 2013, FCX conducted a qualitative goodwill impairment assessment by examining relevant events and circumstances that could have a negative impact on FCX's goodwill, such as macroeconomic conditions, industry and market conditions, cost factors that have a negative effect on earnings and cash flows, overall financial performance, dispositions and acquisitions, and any other relevant events or circumstances. After assessing the relevant events and circumstances for the qualitative impairment assessment, FCX determined that performing a quantitative goodwill impairment test was unnecessary, and no goodwill impairment was recognized.

In accordance with the acquisition method of accounting, the purchase price from FCX's acquisitions of both PXP and MMR has been allocated to the assets acquired, liabilities assumed and redeemable noncontrolling interest based on their estimated fair values on the respective acquisition dates. The fair value estimates were based on, but not limited to quoted market prices, where available; expected future cash flows based on estimated reserve quantities; costs to produce and develop reserves; current replacement cost for similar capacity for certain fixed assets; market rate assumptions for contractual obligations; appropriate discount rates and growth rates, and crude oil and natural gas forward prices. The excess of the total consideration over the estimated fair value of the amounts initially assigned to the identifiable assets acquired, liabilities assumed and redeemable noncontrolling interest has been recorded as goodwill. Goodwill recorded in connection with the acquisitions is not deductible for income tax purposes.

The final valuation of assets acquired, liabilities assumed and redeemable noncontrolling interest is not complete and the net adjustments to those values may result in changes to goodwill and other carrying amounts initially assigned to the assets, liabilities and redeemable noncontrolling interest based on the preliminary fair value analysis. The principal remaining items to be valued are tax assets and liabilities, and any related valuation allowances, which will be finalized in connection with the filing of related tax returns.

A summary of the 2013 adjustments to the initial fair values assigned to assets acquired, liabilities assumed and redeemable noncontrolling interest from the acquisitions follows:

	PXP	MMR	Total
Increase in current assets (primarily current deferred income tax asset)	$183	$2	$185
Decreases in oil and gas properties - full cost method:
Subject to amortization	—	(45)	(45)
Not subject to amortization	(234)	(6)	(240)
Increase in other assets (deferred income tax asset)	—	24	24
Net increase in deferred income tax liability	(45)	—	(45)
Net decrease (increase) in other liabilities (primarily warrants)	77	(4)	73
Decrease in redeemable noncontrolling interest	41	—	41
(Decrease) increase in goodwill	(17)	29	12

The fair value measurement of the oil and gas properties, asset retirement obligations included in other liabilities (refer to Note 12 for further discussion) and redeemable noncontrolling interest were based, in part, on significant inputs not observable in the market (as discussed above) and thus represents a Level 3 measurement. The fair value measurement of long-term debt, including the current portion, was based on prices obtained from a readily available pricing source and thus represents a Level 2 measurement.

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

For the seven-month period from June 1, 2013, to December 31, 2013, FM O&G contributed revenue of $2.6 billion and operating income of $450 million to FCX's consolidated results. FCX's acquisition-related costs associated with the acquisitions of PXP and MMR totaled $74 million for the year ended December 31, 2013, which were included in selling, general and administrative expenses in the consolidated statements of income. In addition, FCX deferred debt issuance costs of $96 million in connection with the debt financings of the acquisitions (refer to Note 8 for further discussion of the debt financings), which are included in other assets in the consolidated balance sheet as of December 31, 2013.

Redeemable Noncontrolling Interest - PXP. In 2011, PXP issued (i) 450,000 shares of Plains Offshore Operations Inc. (Plains Offshore, a consolidated subsidiary) 8% Convertible Preferred Stock (Preferred Stock) for gross proceeds of $450 million and (ii) non-detachable warrants with an exercise price of $20 per share to purchase in aggregate 9.1 million shares of Plains Offshore's common stock. In addition, Plains Offshore issued 87 million shares of Plains Offshore Class A common stock, which will be held in escrow until the conversion and cancellation of the Preferred Stock or the exercise of the warrants. Plains Offshore holds certain of FM O&G's oil and gas properties and assets located in the GOM in water depths of 500 feet or more, including the Lucius oil field and the Phobos discovery, but excluding the properties acquired by PXP in 2012 from BP Exploration & Production Inc., BP America Production Company and Shell Offshore Inc. The Preferred Stock represents a 20 percent equity interest in Plains Offshore and is entitled to a dividend of 8 percent per annum, payable quarterly, of which 2 percent may be deferred ($23 million of accumulated deferred dividends as of December 31, 2013). The preferred holders are entitled to vote on all matters on which Plains Offshore common stockholders are entitled to vote. The shares of Preferred Stock also fully participate, on an as-converted basis at four times, in cash dividends distributed to any class of common stockholders of Plains Offshore. Plains Offshore has not distributed any dividends to its common stockholders.

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

In the event of liquidation of Plains Offshore, each preferred holder is entitled to receive the liquidation preference before any payment or distribution is made on any Plains Offshore junior preferred stock or common stock. A liquidation event includes any of the following events: (i) the liquidation, dissolution or winding up of Plains Offshore, whether voluntary or involuntary, (ii) a sale, consolidation or merger of Plains Offshore in which the stockholders immediately prior to such event do not own at least a majority of the outstanding shares of the surviving entity, or (iii) a sale or other disposition of all or substantially all of Plains Offshore's assets to a person other than FM O&G or its affiliates. The liquidation preference, as defined in the stockholders agreement, is equal to (i) the greater of (a) 1.25 times the initial offering price or (b) the sum of (1) the fair market value of the shares of common stock issuable upon conversion of the Preferred Stock and (2) the applicable tax adjustment amount, plus (ii) any accrued and accumulated dividends.

The non-detachable warrants may be exercised on the earlier of (i) November 17, 2019, the eighth anniversary of the original issue date or (ii) a termination event. A termination event is defined as the occurrence of any of (a) the conversion of the Preferred Stock, (b) the redemption of the Preferred Stock, (c) the repurchase by FM O&G or any of its affiliates of the Preferred Stock or (d) a liquidation event of Plains Offshore, described above. The non-detachable warrants are considered to be embedded derivative instruments for accounting purposes and have been assessed as not being clearly and closely related to the Preferred Stock. Therefore, the warrants are classified as a long-term liability in the accompanying consolidated balance sheet and are adjusted to fair value each reporting period with adjustments recorded in other income (expense). The fair value measurement of the warrants is based on significant inputs not observable in the market (refer to Note 15 for discussion of valuation technique) and thus represents a Level 3 measurement.

The Preferred Stock of Plains Offshore is classified as temporary equity because of its redemption features and is therefore reported outside of permanent equity in FCX's consolidated balance sheet. The redeemable noncontrolling interest totaled $716 million as of December 31, 2013. Remeasurement of the redeemable noncontrolling interest represents its initial carrying amount adjusted for any noncontrolling interest's share of net income (loss) or changes to the redemption value. Additionally, the carrying amount will be further increased by amounts representing dividends not currently declared or paid, but which are payable under the redemption features described above. Future mark-to-market adjustments to the redemption value, subject to a minimum balance of the original recorded value ($708 million) on May 31, 2013, shall be reflected in retained earnings and earnings per share. Changes in the redemption value are accreted over the period from the date FCX acquired PXP to the earliest redemption date.

Redeemable Noncontrolling Interest - MMR. The enhanced "make-whole" conversion rates triggered by FCX's acquisition of MMR expired on July 9, 2013, for MMR's 8% Convertible Perpetual Preferred Stock and 5.75% Convertible Perpetual Preferred Stock, Series 1. All of the $259 million of preferred shares converted during 2013 primarily at the make-whole conversion rates for which holders received cash of $228 million and 17.7 million royalty trust units with a fair value of $31 million at the acquisition date.

Unaudited Pro Forma Consolidated Financial Information. The following unaudited pro forma financial information has been prepared to reflect the acquisitions of PXP and MMR. The unaudited pro forma financial information combines the historical statements of income of FCX, PXP and MMR (including the pro forma effects of PXP's GOM acquisition that was completed on November 30, 2012) for the years ended December 31, 2013 and 2012, giving effect to the mergers as if they had occurred on January 1, 2012. The historical consolidated financial information has been adjusted to reflect factually supportable items that are directly attributable to the acquisitions.

	Years Ended December 31,
	2013	2012
Revenues	$23,075	$22,713
Operating income	6,267	6,815
Income from continuing operations	3,626	4,277
Net income attributable to FCX common stockholders	2,825	3,301

Net income per share attributable to FCX common stockholders:
Basic	$2.71	$3.17
Diluted	2.70	3.16

The above unaudited pro forma consolidated information has been prepared for illustrative purposes only and is not intended to be indicative of the results of operations that actually would have occurred, or the results of operations expected in future periods, had the events reflected herein occurred on the date indicated. The most significant pro forma adjustments to income from continuing operations for the year ended December 31, 2013, were to exclude $519 million of acquisition-related costs, the net tax benefit of $199 million of acquisition-related adjustments and the $128 million gain on the investment in MMR and to include them in the year ended December 31, 2012. Additionally, for the year ended December 31, 2013, the pro forma consolidated information excluded a $77 million gain on the sale of oil and gas properties reflected in MMR's results of operations prior to the acquisition because of the application of the full cost accounting method.

Cobalt Chemical Refinery Business. On March 29, 2013, FCX, through a newly formed consolidated joint venture, completed the acquisition of a cobalt chemical refinery in Kokkola, Finland, and the related sales and marketing business. The acquisition provides direct end-market access for the cobalt hydroxide production at Tenke. The joint venture operates under the name Freeport Cobalt, and FCX is the operator with an effective 56 percent ownership interest. The remaining effective ownership interest is held by FCX's partners in TFM, including 24 percent by Lundin Mining Corporation (Lundin) and 20 percent by La Générale des Carrières et des Mines (Gécamines). Consideration paid was $382 million, which included $34 million for cash acquired, and was funded 70 percent by FCX and 30 percent by Lundin. Under the terms of the acquisition agreement, there is also the potential for additional consideration of up to $110 million over a period of three years, contingent upon the achievement of revenue-based performance targets. As of December 31, 2013, no amount was recorded for this contingency because these targets are not expected to be achieved.

NOTE 3.  OWNERSHIP IN SUBSIDIARIES AND JOINT VENTURES
Ownership in Subsidiaries.  FMC is a fully integrated producer of copper and molybdenum, with mines in North America, South America and the Tenke minerals district in the DRC. At December 31, 2013, FMC’s operating mines in North America were Morenci, Bagdad, Safford, Sierrita and Miami located in Arizona; Tyrone and Chino located in New Mexico; and Henderson and Climax located in Colorado. FCX has an 85 percent interest in Morenci (refer to “Joint Ventures – Sumitomo”) and owns 100 percent of the other North America mines. At December 31, 2013, operating mines in South America were Cerro Verde (53.56 percent owned) located in Peru, and El Abra (51 percent owned), Candelaria (80 percent owned) and Ojos del Salado (80 percent owned) located in Chile. At December 31, 2013, FMC owned an effective 56 percent interest in the Tenke minerals district in the DRC (refer to Note 13 for discussion of the change in ownership interest in 2012). At December 31, 2013, FMC’s net assets totaled $20.3 billion and its accumulated deficit totaled $9.0 billion. FCX had no loans outstanding to FMC at December 31, 2013.

FCX’s direct ownership in PT-FI totals 81.28 percent. PT Indocopper Investama, an Indonesian company, owns 9.36 percent of PT-FI, and FCX owns 100 percent of PT Indocopper Investama. Refer to "Joint Ventures - Rio Tinto" for discussion of the unincorporated joint ventures. At December 31, 2013, PT-FI's net assets totaled $4.9 billion and its retained earnings totaled $4.7 billion. As of December 31, 2013, FCX had no loans outstanding to PT-FI.

FCX owns 100 percent of the outstanding Atlantic Copper common stock. At December 31, 2013, Atlantic Copper’s net liabilities totaled $148 million and its accumulated deficit totaled $543 million. FCX had $642 million in intercompany loans outstanding to Atlantic Copper at December 31, 2013.

FCX owns 100 percent of FM O&G, which has a portfolio of oil and gas assets. At December 31, 2013, FM O&G’s net assets totaled $9.8 billion and its retained earnings totaled $265 million. FCX had $3.4 billion in intercompany loans to FM O&G at December 31, 2013.

Joint Ventures.  FCX has the following unincorporated joint ventures with third parties.

Rio Tinto. FCX and Rio Tinto have established certain unincorporated joint ventures. Under the joint venture arrangements, Rio Tinto has a 40 percent interest in PT-FI’s Contract of Work and the option to participate in 40 percent of any other future exploration projects in Papua, Indonesia.

Pursuant to the joint venture agreement, Rio Tinto has a 40 percent interest in certain assets and future production exceeding specified annual amounts of copper, gold and silver through 2021 in Block A of PT-FI’s Contract of Work, and, after 2021, a 40 percent interest in all production from Block A. All of PT-FI’s proven and probable reserves and its mining operations are located in the Block A area. Operating, nonexpansion capital and administrative costs are shared proportionately between PT-FI and Rio Tinto based on the ratio of (i) the incremental revenues from production from PT-FI’s expansion completed in 1998 to (ii) total revenues from production from Block A, including production from PT-FI’s previously existing reserves. PT-FI will continue to receive 100 percent of the cash flow from specified annual amounts of copper, gold and silver through 2021 calculated by reference to its proven and probable reserves as of December 31, 1994, and 60 percent of all remaining cash flow. The agreement provides for adjustments to the specified annual amounts of copper, gold and silver attributable 100 percent to PT-FI upon the occurrence of certain events that cause an interruption in production to occur, including events such as the business interruption and property damage relating to the 2011 incidents affecting PT-FI's concentrate pipelines. As a result of these incidents, the 2011 specified amounts, before smelter recoveries, attributable 100 percent to PT-FI were reduced by 228 million pounds for copper and 224 thousand ounces for gold, which will be offset by identical increases in future periods. The payable to Rio Tinto for its share of joint venture cash flows was $33 million at December 31, 2013, and $4 million at December 31, 2012.

Sumitomo. FCX owns an 85 percent undivided interest in Morenci via an unincorporated joint venture. The remaining 15 percent is owned by Sumitomo, a jointly owned subsidiary of Sumitomo Metal Mining Co., Ltd. and Sumitomo Corporation. Each partner takes in kind its share of Morenci’s production. FMC purchased 76 million pounds of Morenci’s copper cathode from Sumitomo for $253 million during 2013. FCX had a receivable from Sumitomo of $12 million at December 31, 2013, and $49 million at December 31, 2012.

NOTE 4.  INVENTORIES, INCLUDING LONG-TERM MILL AND LEACH STOCKPILES
The components of inventories, excluding mill and leach stockpiles, follow:

	December 31,
	2013		2012
Current inventories:
Raw materials (primarily concentrates)	$238		$237
Work-in-process[a]	199		252
Finished goods[b]	1,146		911
Total product inventories	$1,583		$1,400

Mill stockpiles	$91		$104
Leach stockpiles	1,614	[c]	1,568
Total current mill and leach stockpiles	$1,705		$1,672

Total materials and supplies, net[d]	$1,730		$1,504

Long-term inventories:
Mill stockpiles	$698		$615
Leach stockpiles	1,688		1,340
Total long-term mill and leach stockpiles[e]	$2,386		$1,955

a.	FCX's mining operations also have work-in-process inventories that are included in mill and leach stockpiles.

b.	Primarily included molybdenum concentrates; copper concentrates, anodes, cathodes and rod; and various cobalt products.

c.	Amount is net of a $76 million charge associated with updated mine plans at Morenci that resulted in a loss in recoverable copper in leach stockpiles.

d.	Materials and supplies inventory was net of obsolescence reserves totaling $24 million at December 31, 2013, and $27 million at December 31, 2012.

e.	Estimated metals in stockpiles not expected to be recovered within the next 12 months.

NOTE 5.  PROPERTY, PLANT, EQUIPMENT AND MINING DEVELOPMENT COSTS, NET
The components of net property, plant, equipment and mining development costs follow:

	December 31,
	2013	2012
Proven and probable mineral reserves	$4,651	$4,630
VBPP	1,044	1,067
Mining development and other	4,335	3,821
Buildings and infrastructure	4,334	3,811
Machinery and equipment	10,379	9,472
Mobile equipment	3,903	3,447
Construction in progress	5,603	3,402
Property, plant, equipment and mining development costs	34,249	29,650
Accumulated depreciation, depletion and amortization	(10,207)	(8,651)
Property, plant, equipment and mining development costs, net	$24,042	$20,999

FCX recorded $2.2 billion for VBPP in connection with the FMC acquisition in 2007 and transferred $22 million to proven and probable mineral reserves during 2013, none during 2012 and $762 million prior to 2012. Cumulative impairments of VBPP total $482 million, which were primarily recorded in 2008.

Capitalized interest primarily related to FCX's mining operations' capital projects totaled $105 million in 2013, $81 million in 2012 and $109 million in 2011.

NOTE 6.  OTHER ASSETS
The components of other assets follow:

	December 31,
	2013	2012

Legally restricted funds[a]	$392	$163
Intangible assets[b]	380	334
Disputed tax assessments[c]	327	177
Investments:
MMR[d]	—	446
PT Smelting[e]	71	89
Available-for-sale securities	44	46
Other	63	51
Long-term receivable for income tax refunds	77	317
Loan to a DRC public electric utility	152	149
Debt issue costs	107	26
Loan to Gécamines (related party)	34	32
Deferred tax assets	2	220
Other	149	139
Total other assets	$1,798	$2,189

a.
Included $210 million (time deposit that secures a bank guarantee) associated with the Cerro Verde royalty dispute and $158 million for AROs related to properties in New Mexico at December 31, 2013, and $161 million for AROs related to properties in New Mexico at December 31, 2012 (refer to Note 12 for further discussion).

b.	Intangible assets were net of accumulated amortization totaling $57 million at December 31, 2013, and $71 million at December 31, 2012.

c.	Included Indonesian disputed tax assessments of $255 million at December 31, 2013, and $148 million at December 31, 2012 (refer to Note 12 for further discussion).

d.
In December 2010, FCX purchased 500,000 shares of MMR’s 5.75% Convertible Perpetual Preferred Stock for an aggregate purchase price of $500 million, which was recorded at cost and subsequently reduced by dividends. On June 3, 2013, FCX acquired MMR (refer to Note 2 for discussion of the acquisition of MMR).

e.
FCX's 25 percent ownership in PT Smelting (smelter and refinery in Gresik, Indonesia) is recorded using the equity method. Amounts were reduced by unrecognized profits on sales from PT-FI to PT Smelting totaling $58 million at December 31, 2013, and $39 million at December 31, 2012.

NOTE 7.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Additional information regarding accounts payable and accrued liabilities follows:

	December 31,
	2013	2012
Accounts payable	$2,144	$1,568
Salaries, wages and other compensation	352	287
Commodity derivative contracts	205	11
Accrued interest[a]	210	35
Oil and gas royalty and revenue payable	169	—
Pension, postretirement, postemployment and other employee benefits[b]	161	140
Other accrued taxes	142	92
Deferred revenue	115	94
Rio Tinto's share of joint venture cash flows	33	4
Other	169	93
Total accounts payable and accrued liabilities	$3,700	$2,324

a.	Third-party interest paid, net of capitalized interest, was $397 million in 2013, $111 million in 2012 and $225 million in 2011.

b.	Refer to Note 9 for long-term portion.

NOTE 8.  DEBT
As of December 31, 2013, debt included $653 million of fair value adjustments related to the debt assumed in the acquisition of PXP. The components of debt follow:

	December 31,
	2013	2012
Revolving credit facility	$—	$—
Lines of credit	—	—
Bank term loan	4,000	—
Senior notes and debentures:
Issued by FCX:
1.40% Senior Notes due 2015	500	500
2.15% Senior Notes due 2017	500	500
2.375% Senior Notes due 2018	1,500	—
3.100% Senior Notes due 2020	999	—
3.55% Senior Notes due 2022	1,996	1,995
3.875% Senior Notes due 2023	1,999	—
5.450% Senior Notes due 2043	1,991	—
Issued by FM O&G:
6.125% Senior Notes due 2019	817	—
8.625% Senior Notes due 2019	447	—
7.625% Senior Notes due 2020	336	—
6½% Senior Notes due 2020	1,647	—
6.625% Senior Notes due 2021	659	—
6.75% Senior Notes due 2022	1,111	—
6⅞% Senior Notes due 2023	1,686	—
Issued by FMC:
7 1/8% Debentures due 2027	115	115
9½% Senior Notes due 2031	130	130
6 1/8% Senior Notes due 2034	115	115
Other (including equipment capital leases and short-term borrowings)	158	172
Total debt	20,706	3,527
Less current portion of debt	(312)	(2)
Long-term debt	$20,394	$3,525

Revolving Credit Facility.  In 2013, FCX and PT-FI entered into a new senior unsecured $3.0 billion revolving credit facility, which replaced FCX's existing revolving credit facility (scheduled to mature on March 30, 2016) upon completion of the acquisition of PXP on May 31, 2013. In connection with the PXP acquisition, Freeport-McMoRan Oil & Gas LLC (FM O&G LLC, a wholly owned subsidiary of FM O&G and the successor entity of PXP) joined the revolving credit facility as a borrower. The new revolving credit facility is available until May 31, 2018, with $500 million available to PT-FI. At December 31, 2013, there were no borrowings and $46 million of letters of credit issued under the revolving credit facility, resulting in availability of approximately $3.0 billion, of which $1.5 billion could be used for additional letters of credit.

Interest on the new revolving credit facility (currently London Interbank Offered Rate (LIBOR) plus 1.50 percent or the alternate base rate (ABR) plus 0.50 percent) is determined by reference to FCX's credit ratings.

Lines of Credit. During third-quarter 2013, FCX entered into uncommitted lines of credit totaling $450 million with three financial institutions. These unsecured lines of credit allow FCX to borrow at a spread over LIBOR or the respective financial institution's cost of funds with terms and pricing that are more favorable than FCX's revolving credit facility. As of December 31, 2013, there were no borrowings drawn on these lines of credit.

Bank Term Loan. In February 2013, FCX entered into an agreement for a $4.0 billion unsecured term loan in connection with the acquisitions of PXP and MMR. Upon closing the PXP acquisition, FCX borrowed $4.0 billion under the Term Loan, and FM O&G LLC joined the Term Loan as a borrower. The Term Loan amortizes in equal quarterly installments during the second, third and fourth years of the loan in annual amounts equal to 10 percent, 15 percent and 20 percent, respectively, of the original aggregate principal amount, and the remainder will mature on May 31, 2018. At FCX's option, the Term Loan bears interest at either an adjusted LIBOR or an ABR (as defined under the Term Loan agreement) plus a spread determined by reference to FCX's credit ratings (currently LIBOR plus 1.50 percent or ABR plus 0.50 percent). The effective interest rate on the Term Loan was 1.67 percent at December 31, 2013.

Senior Notes issued by FCX. In March 2013, in connection with the financing of FCX's acquisitions of PXP and MMR, FCX issued $6.5 billion of unsecured senior notes in four tranches. FCX sold $1.5 billion of 2.375% Senior Notes due March 2018, $1.0 billion of 3.100% Senior Notes due March 2020, $2.0 billion of 3.875% Senior Notes due March 2023 and $2.0 billion of 5.450% Senior Notes due March 2043 for total net proceeds of $6.4 billion. The 2.375% Senior Notes and the 3.100% Senior Notes are redeemable in whole or in part, at the option of FCX, at a make-whole redemption price. The 3.875% Senior Notes are redeemable in whole or in part, at the option of FCX, at a make-whole redemption price prior to December 15, 2022, and thereafter at 100 percent of principal. The 5.450% Senior Notes are redeemable in whole or in part, at the option of FCX, at a make-whole redemption price prior to September 15, 2042, and thereafter at 100 percent of principal.

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

Senior Notes issued by FM O&G. In May 2013, in connection with the acquisition of PXP, FCX assumed unsecured senior notes with a stated value of $6.4 billion, which was increased by $716 million to reflect the acquisition-date fair market value of these senior notes. The fair value adjustments are being amortized over the term of the senior notes and recorded as a reduction of interest expense. These senior notes are redeemable in whole or in part, at the option of FM O&G LLC, at make-whole redemption prices prior to the dates stated below, and beginning on the dates stated below at specified redemption prices. In addition, up to 35 percent of the principal amount of certain of these senior notes may be redeemed at specified redemption prices with all or a portion of the proceeds of an equity issuance by FM O&G LLC. Upon completion of the acquisition of PXP, FCX guaranteed these senior notes resulting in an investment grade rating for these senior notes.

Debt Instrument	Date
6.125% Senior Notes due 2019	June 15, 2016
8.625% Senior Notes due 2019	October 15, 2014
7.625% Senior Notes due 2020	April 1, 2015
6½% Senior Notes due 2020	November 15, 2015
6.625%% Senior Notes due 2021	May 1, 2016
6.75% Senior Notes due 2022	February 1, 2017
6⅞% Senior Notes due 2023	February 15, 2018

Additionally, in connection with the acquisition of MMR, FCX assumed MMR's 11.875% Senior Notes due 2014, 4% Convertible Senior Notes due 2017 and 5¼% Convertible Senior Notes due 2013 with a total stated value of $558 million, which was increased by $62 million to reflect the acquisition-date fair market value of these obligations. During 2013, all of the 11.875% Senior Notes due 2014 were redeemed, and holders of 4% Convertible Senior Notes due 2017 and 5¼% Convertible Senior Notes due 2013 converted their notes into merger consideration totaling $306 million, including cash payments of $270 million and 21.0 million royalty trust units with a fair value of $36 million at the acquisition date. At December 31, 2013, there were no outstanding amounts in connection with MMR’s senior notes.

At December 31, 2013, the outstanding principal amount of the FM O&G senior notes totaled $6.1 billion, and fair value adjustments totaled $653 million.

Debentures and Senior Notes issued by FMC. In March 2007, in connection with the acquisition of FMC, FCX assumed the 7⅛% Debentures due November 2027, the 9½% Senior Notes due 2031 and the 6⅛% Senior Notes due March 2034 with a total stated value of $462 million. These debentures and senior notes are redeemable in whole or in part, at the option of FCX, at a make-whole redemption price. The carrying value of these senior notes and debentures were increased by a net $32 million to reflect the acquisition-date fair market value of these obligations. The net increase in value is being amortized over the term of these debentures and senior notes and recorded as a net reduction to interest expense. At December 31, 2013, the outstanding principal amount of these senior notes and debentures was $346 million.

Early Extinguishment of Debt. In 2013, FCX completed the following transactions that resulted in a net loss on early extinguishment of debt of $35 million: (i) the termination of its $9.5 billion acquisition bridge loan facility, which was entered into in December 2012 to provide interim financing for the acquisitions of PXP and MMR but was replaced with other financing, that resulted in a loss of $45 million; (ii) the repayment of the $3.9 billion outstanding under PXP’s amended credit facility and the redemption of all of PXP’s 7⅝% Senior Notes due 2018 for $415 million, which did not result in a gain or loss; partially offset by (iii) the redemption of MMR’s remaining outstanding 11.875% Senior Notes due 2014 for $299 million, which resulted in a gain of $10 million.

In 2012, FCX redeemed the remaining $3.0 billion of its outstanding 8.375% Senior Notes due 2017 for which holders received 104.553 percent of the principal amount together with the accrued and unpaid interest. As a result of this redemption, FCX recorded a loss on early extinguishment of debt of $168 million during 2012.

In 2011, FCX redeemed all its remaining $1.1 billion of outstanding 8.25% Senior Notes for which holders received 104.125 percent of the principal amount together with accrued and unpaid interest; purchased in an open-market transaction $35 million of the 9½% Senior Notes due 2031 for $49 million; and entered into a senior unsecured revolving credit facility that replaced an existing revolving credit facility. As a result of these transactions, FCX recognized losses on early extinguishment of debt totaling $68 million during 2011.

Guarantees. In connection with the acquisition of PXP, FCX guaranteed the PXP senior notes, and the guarantees by certain PXP subsidiaries were released. Refer to Note 17 for a discussion of FCX’s senior notes guaranteed by FM O&G LLC.

Restrictive Covenants. FCX's term loan and revolving credit facility contain customary affirmative covenants and representations, and also contain a number of negative covenants that, among other things, restrict, subject to certain exceptions, the ability of FCX’s subsidiaries that are not borrowers or guarantors to incur additional indebtedness (including guarantee obligations) and FCX’s ability or the ability of FCX’s subsidiaries to: create liens on assets; enter into sale and leaseback transactions; engage in mergers, liquidations and dissolutions; and sell all or substantially all of the assets of FCX and its subsidiaries, taken as a whole. FCX's term loan and revolving credit facility also contain financial ratios governing maximum total leverage and minimum interest coverage. FCX’s senior notes contain limitations on liens that are generally typical for investment grade companies. At December 31, 2013, FCX was in compliance with all of its covenants.

Maturities.  Maturities of debt instruments based on the amounts and terms outstanding at December 31, 2013, total $312 million in 2014, $1.1 billion in 2015, $751 million in 2016, $700 million in 2017, $3.7 billion in 2018 and $13.5 billion thereafter.

NOTE 9.  OTHER LIABILITIES, INCLUDING EMPLOYEE BENEFITS
Information regarding other liabilities follows:

	December 31,
	2013	2012
Pension, postretirement, postemployment and other employment benefits[a]	$1,225	$1,340
Commodity derivative contracts	115	—
Reserve for uncertain tax benefits	87	107
Other	263	197
Total other liabilities	$1,690	$1,644

a.	Refer to Note 7 for current portion.

Pension Plans.  Following is a discussion of FCX’s pension plans.

FMC Plans. FMC has trusteed, non-contributory pension plans covering substantially all of its U.S. employees and some employees of its international subsidiaries hired before 2007. The applicable FMC plan design determines the manner in which benefits are calculated for any particular group of employees. Benefits are calculated based on final average monthly compensation and years of service or based on a fixed amount for each year of service. Participants in the FMC plans generally vest in their accrued benefits after five years of service. Non-bargained FMC employees hired after December 31, 2006, are not eligible to participate in the FMC U.S. pension plan.

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

FCX’s policy for determining asset-mix targets for the Freeport-McMoRan Corporation Defined Benefit Master Trust (Master Trust) includes the periodic development of asset and liability studies to determine expected long-term rates of return and expected risk for various investment portfolios. FCX’s retirement plan administration and investment committee considers these studies in the formal establishment of asset-mix targets. FCX’s investment objective emphasizes the need to maintain a well-diversified investment program through both the allocation of the Master Trust assets among asset classes and the selection of investment managers whose various styles are fundamentally complementary to one another and serve to achieve satisfactory rates of return. Diversification, by asset class and by investment manager, is FCX’s principal means of reducing volatility and exercising prudent investment judgment. FCX’s present target asset allocation approximates 57 percent equity investments (primarily global equities), 33 percent fixed income (primarily long-term treasury STRIPS or "separate trading or registered interest and principal securities;" long-term U.S. treasury/agency bonds; international fixed income securities; treasury inflation-protection securities; long-term high-credit quality corporate bonds; high-yield and emerging markets fixed income securities; and fixed income debt securities) and 10 percent alternative investments (private real estate, real estate investment trusts and private equity).

The expected rate of return on plan assets is evaluated at least annually, taking into consideration asset allocation, historical returns on the types of assets held in the Master Trust and the current economic environment. Based on these factors, FCX expects the pension assets will earn an average of 7.5 percent per annum beginning January 1, 2014. The 7.5 percent estimation was based on a passive return on a compound basis of 7.0 percent and a premium for active management of 0.5 percent reflecting the target asset allocation and current investment array.

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

Other FCX Plans. In February 2004, FCX established an unfunded Supplemental Executive Retirement Plan (SERP) for its two most senior executive officers. The SERP provides for retirement benefits payable in the form of a joint and survivor annuity or an equivalent lump sum. The annuity will equal a percentage of the executive’s highest average compensation for any consecutive three-year period during the five years immediately preceding 25 years of credited service. The SERP benefit will be reduced by the value of all benefits paid or due under any defined benefit or defined contribution plan sponsored by FM Services Company, FCX’s wholly owned subsidiary, FCX or its predecessor, but not including accounts funded exclusively by deductions from participant’s pay.

PT-FI Plan. PT-FI has a defined benefit pension plan denominated in Indonesian rupiah covering substantially all of its Indonesian national employees. PT-FI funds the plan and invests the assets in accordance with Indonesian pension guidelines. The pension obligation was valued at an exchange rate of 12,128 rupiah to one U.S. dollar on December 31, 2013, and 9,622 rupiah to one U.S. dollar on December 31, 2012. Indonesian labor laws enacted in 2003 require that companies provide a minimum level of benefits to employees upon employment termination based on the reason for termination and the employee’s years of service. PT-FI’s pension benefit disclosures include benefits related to this law. PT-FI’s expected rate of return on plan assets is evaluated at least annually, taking into consideration its long-range estimated return for the plan based on the asset mix. Based on these factors, PT-FI expects its pension assets will earn an average of 7.75 percent per annum beginning January 1, 2014.

Plan Information. FCX uses a measurement date of December 31 for its plans. Information for those plans where the accumulated benefit obligations exceed the fair value of plan assets follows:

	December 31,
	2013	2012
Projected benefit obligation	$2,180	$2,247
Accumulated benefit obligation	1,933	2,031
Fair value of plan assets	1,490	1,443

Information on the FCX (including FMC’s plans and FCX’s SERP plans) and PT-FI plans as of December 31 follows:

	FCX		PT-FI
	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at beginning
of year	$1,954	$1,791	$240	$206
Service cost	30	27	20	17
Interest cost	77	79	14	14
Actuarial (gains) losses	(103)	142	13	25
Plan amendment	—	—	33	—
Foreign exchange losses (gains)	1	1	(53)	(13)
Benefits paid	(88)	(86)	(8)	(9)
Benefit obligation at end of year	1,871	1,954	259	240

Change in plan assets:
Fair value of plan assets at
beginning of year	1,300	1,141	130	107
Actual return on plan assets	112	140	(3)	12
Employer contributions[a]	26	105	35	26
Foreign exchange losses	—	—	(30)	(6)
Benefits paid	(88)	(86)	(8)	(9)
Fair value of plan assets at end
of year	1,350	1,300	124	130
Funded status	$(521)	$(654)	$(135)	$(110)

Accumulated benefit obligation	$1,742	$1,842	$141	$136

Weighted-average assumptions
used to determine benefit obligations:
Discount rate	5.00%	4.10%	9.00%	6.25%
Rate of compensation increase[b]	3.75%	3.75%	10.00%	8.00%

Balance sheet classification of
funded status:
Other assets	$8	$7	$—	$—
Accounts payable and
accrued liabilities	(4)	(4)	—	—
Other liabilities	(525)	(657)	(135)	(110)
Total	$(521)	$(654)	$(135)	$(110)

a.
Employer contributions for 2014 are expected to approximate $5 million for the FCX plans and $22 million for the PT-FI plan (based on a December 31, 2013, exchange rate of 12,128 Indonesian rupiah to one U.S. dollar).

b.	The rate of compensation increase shown for the PT-FI plan in 2013 related to non-staff employees (staff employees was 8 percent).

The weighted-average assumptions used to determine net periodic benefit cost and the components of net periodic benefit cost for FCX’s pension plans for the years ended December 31 follow:

	2013	2012	2011
Weighted-average assumptions:[a]
Discount rate	4.10%	4.60%	5.40%
Expected return on plan assets	7.50%	7.50%	8.00%
Rate of compensation increase	3.75%	3.75%	3.75%

Service cost	$30	$27	$24
Interest cost	77	79	83
Expected return on plan assets	(95)	(86)	(86)
Amortization of prior service cost	—	(1)	(1)
Amortization of net actuarial losses	38	33	19
Net periodic benefit cost	$50	$52	$39

a.	The assumptions shown relate only to the FMC plans.

The weighted-average assumptions used to determine net periodic benefit cost and the components of net periodic benefit cost for PT-FI’s pension plan for the years ended December 31 follow:

	2013	2012	2011
Weighted-average assumptions:
Discount rate	6.25%	7.00%	8.50%
Expected return on plan assets	7.50%	9.25%	9.25%
Rate of compensation increase	8.00%	8.00%	8.00%

Service cost	$20	$17	$13
Interest cost	14	14	11
Expected return on plan assets	(10)	(9)	(9)
Amortization of prior service cost	—	1	1
Amortization of net actuarial loss	8	7	3
Net periodic benefit cost	$32	$30	$19

Included in accumulated other comprehensive loss are the following amounts that have not been recognized in net periodic pension cost as of December 31:

	2013		2012
	Before Taxes	After Taxes and Noncontrolling Interests	Before Taxes	After Taxes and Noncontrolling Interests
Prior service costs (credits)	$32	$17	$(2)	$(1)
Net actuarial loss	542	326	705	429
	$574	$343	$703	$428

Actuarial losses in excess of 10 percent of the greater of the projected benefit obligation or market-related value of plan assets are amortized over the expected average remaining future service period of the current active participants. The amount expected to be recognized in 2014 net periodic pension cost for actuarial losses is $25 million ($15 million net of tax and noncontrolling interests) and $3 million ($2 million net of tax and noncontrolling interests) for prior service costs.

FCX does not expect to have any plan assets returned to it in 2014. Plan assets are classified within a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1), then to significant observable inputs (Level 2) and the lowest priority to significant unobservable inputs (Level 3). For further discussion of the different levels of the fair value hierarchy, refer to Note 15.

A summary of the fair value hierarchy for pension plan assets associated with the FCX plans follows:

	Fair Value at December 31, 2013
	Total	Level 1	Level 2	Level 3
Commingled/collective funds:
Global equity	$623	$—	$623	$—
U.S. small-cap equity	65	—	65	—
Real estate property	47	—	—	47
U.S. real estate securities	40	—	40	—
Fixed income debt securities	30	—	30	—
Short-term investments	5	—	5	—
Open-ended mutual funds:
Government bonds	43	43	—	—
Emerging markets equity	41	41	—	—
Corporate bonds	33	33	—	—
Mutual funds:
Foreign bonds	51	51	—	—
Emerging markets equity	26	26	—	—
Emerging markets bond	20	20	—	—
Fixed income:
Government bonds	198	—	198	—
Corporate bonds	52	—	52	—
Private equity investments	43	—	—	43
Other investments	29	1	28	—
Total investments	1,346	$215	$1,041	$90

Cash and receivables	18
Payables	(14)
Total pension plan net assets	$1,350

	Fair Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
Commingled/collective funds:
Global equity	$481	$—	$481	$—
U.S. real estate securities	61	—	61	—
U.S. small-cap equity	52	—	52	—
Real estate property	41	—	—	41
Short-term investments	40	—	40	—
Open-ended mutual funds:
Government bonds	48	48	—	—
Emerging markets equity	41	41	—	—
Corporate bonds	23	23	—	—
Mutual funds:
Foreign bonds	54	54	—	—
Emerging markets bond	37	37	—	—
Emerging markets equity	28	28	—	—
Fixed income:
Government bonds	241	—	241	—
Corporate bonds	82	—	82	—
Private equity investments	45	—	—	45
Other investments	33	1	32	—
Total investments	1,307	$232	$989	$86

Cash and receivables	5
Payables	(12)
Total pension plan net assets	$1,300

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

Fixed income investments include government and corporate bonds held directly by the Master Trust or through commingled funds. Fixed income securities are valued using a bid evaluation price or a mid-evaluation price and, as such, are classified within Level 2 of the fair value hierarchy. A bid evaluation price is an estimated price at which a dealer would pay for a security. A mid-evaluation price is the average of the estimated price at which a dealer would sell a security and the estimated price at which a dealer would pay for a security. These evaluations are based on quoted prices, if available, or models that use observable inputs.

Private equity investments are valued at net realizable value using information from general partners and, as such, are classified within Level 3 of the fair value hierarchy because of the inherent restrictions on redemptions that may affect the ability to sell the investments at their net asset value in the near term.

A summary of changes in the fair value of FCX’s Level 3 pension plan assets for the years ended December 31 follow:

	Private Equity Investments	Real Estate Property	Total
Balance at January 1, 2012	$50	$35	$85
Actual return on plan assets:
Realized gains	—	2	2
Net unrealized (losses) gains related to
assets still held at the end of the year	(5)	4	(1)
Purchases	4	—	4
Settlements, net	(4)	—	(4)
Balance at December 31, 2012	45	41	86
Actual return on plan assets:
Realized gains	—	1	1
Net unrealized (losses) gains related to
assets still held at the end of the year	(1)	6	5
Purchases	3	—	3
Sales	—	(1)	(1)
Settlements, net	(4)	—	(4)
Balance at December 31, 2013	$43	$47	$90

A summary of the fair value hierarchy for pension plan assets associated with the PT-FI plan follows:

	Fair Value at December 31, 2013
	Total	Level 1	Level 2	Level 3
Common stocks	$27	$27	$—	$—
Government bonds	23	23	—	—
Mutual funds	12	12	—	—
Total investments	62	$62	$—	$—

Cash and receivables[a]	62
Total pension plan net assets	$124

	Fair Value at December 31, 2012
	Total	Level 1	Level 2	Level 3
Common stocks	$32	$32	$—	$—
Government bonds	27	27	—	—
Mutual funds	10	10	—	—
Total investments	69	$69	$—	$—

Cash and receivables[a]	61
Total pension plan net assets	$130

a.	Cash consisted primarily of short-term time deposits.

Following is a description of the valuation techniques used for pension plan assets measured at fair value associated with the PT-FI plan. There have been no changes to the techniques used to measure fair value.

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

The expected benefit payments for FCX’s and PT-FI’s pension plans follow:

	FCX	PT-FIa
2014	$93	$21
2015	147	12
2016	99	13
2017	102	18
2018	106	21
2019 through 2023	584	194

a.	Based on a December 31, 2013, exchange rate of 12,128 Indonesian rupiah to one U.S. dollar.

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

The discount rate for FCX’s postretirement medical and life insurance benefit plans was determined on the same basis as FCX’s pension plans. Information on the postretirement benefit plans as of December 31 follows:

	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$213	$223
Service cost	1	1
Interest cost	7	9
Actuarial (gains) losses	(24)	2
Plan amendments and acquisition	6	—
Benefits paid, net of employee and joint venture partner
contributions, and Medicare Part D subsidy	(21)	(22)
Benefit obligation at end of year	182	213

Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer and joint venture partner contributions	23	25
Employee contributions	11	10
Benefits paid	(34)	(35)
Fair value of plan assets at end of year	—	—

Funded status	$(182)	$(213)

Discount rate assumption	4.30%	3.50%

Balance sheet classification of funded status:
Accounts payable and accrued liabilities	$(19)	$(21)
Other liabilities	(163)	(192)
Total	$(182)	$(213)

Expected benefit payments for these plans total $19 million for 2014, $18 million for 2015, $17 million for 2016, $16 million for 2017, $15 million for 2018 and $70 million for 2019 through 2023. The discount rate used to determine net periodic benefit cost and the components of net periodic benefit cost for FCX’s postretirement benefits was 3.50 percent in 2013, 4.20 percent in 2012 and 4.90 percent in 2011. The medical-care trend rates at December 31, 2013 and 2012, assumed the first year trend rate was 7.75 percent, which declines over the next 15 years with an ultimate trend rate of 4.25 percent.

FCX has a number of postemployment plans covering severance, long-term disability income, continuation of health and life insurance coverage for disabled employees or other welfare benefits. The accumulated postemployment benefit consisted of a current portion of $9 million (included in accounts payable and accrued liabilities) and a long-term portion of $75 million (included in other liabilities) at December 31, 2013, and a current portion of $8 million and a long-term portion of $69 million at December 31, 2012.

FCX also sponsors savings plans for the majority of its U.S. employees. The plans allow employees to contribute a portion of their pre-tax income in accordance with specified guidelines. These savings plans are principally qualified 401(k) plans for all U.S. salaried and non-bargained hourly employees. In these plans, participants exercise control and direct the investment of their contributions and account balances among various investment options. FCX contributes to these plans at varying rates and matches a percentage of employee pre-tax deferral contributions up to certain limits, which vary by plan. For employees whose eligible compensation exceeds certain levels, FCX provides an unfunded defined contribution plan, which has a liability balance of $65 million at December 31, 2013, and $59 million at December 31, 2012.

The costs charged to operations for employee savings plans totaled $66 million in 2013 (of which $5 million was capitalized to oil and gas properties), $43 million in 2012 and $35 million in 2011. FCX has other employee benefit plans, certain of which are related to FCX’s financial results, which are recognized in operating costs.

NOTE 10.  STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
FCX’s authorized shares of capital stock total 1.85 billion shares, consisting of 1.8 billion shares of common stock and 50 million shares of preferred stock.

Common Stock.  At December 31, 2013, 23.7 million shares remain available for purchase under FCX's open-market share purchase program, which does not have an expiration date. There have been no purchases under this program since 2008. The timing of future purchases of FCX’s common stock is dependent on many factors, including FCX’s operating results, cash flows and financial position; copper, molybdenum, gold, crude oil and natural gas prices; the price of FCX’s common stock; and general economic and market conditions.

FCX’s Board of Directors (the Board) authorized an increase in the cash dividend on FCX’s common stock in February 2012 to the current annual rate of $1.25 per share. The Board declared supplemental cash dividends of $0.50 per share, which was paid in June 2011, and $1.00 per share, which was paid in July 2013. On December 20, 2013, the Board declared a regular quarterly dividend of $0.3125 per share, which was paid on February 3, 2014, to common shareholders of record at the close of business on January 15, 2014. The declaration of dividends is at the discretion of the Board and will depend on FCX's financial results, cash requirements, future prospects and other factors deemed relevant by the Board.

Accumulated Other Comprehensive Loss. A summary of changes in the balances of each component of accumulated other comprehensive loss follows:

	Unrealized Losses on Securities	Translation Adjustment	Defined Benefit Plans	Deferred Tax Valuation Allowance	Total
Balance at January 1, 2011	$(3)	$8	$(269)	$(59)	$(323)
Amounts arising during the period[a,b]	(1)	(2)	(134)	(20)	(157)
Amounts reclassified[c]	—	—	15	—	15
Balance at December 31, 2011	(4)	6	(388)	(79)	(465)
Amounts arising during the period[a,b]	—	(1)	(65)	(1)	(67)
Amounts reclassified[c]	—	—	26	—	26
Balance at December 31, 2012	(4)	5	(427)	(80)	(506)
Amounts arising during the period[a,b]	(1)	—	67	—	66
Amounts reclassified[c]	—	5	30	—	35
Balance at December 31, 2013	$(5)	$10	$(330)	$(80)	$(405)

a.
Included net actuarial gains (losses), net of noncontrolling interest, totaling $(215) million for 2011, $(103) million for 2012 and $137 million for 2013. The year 2013 also included $33 million for prior service costs.

b.	Included tax benefits (provision) totaling $81 million for 2011, $39 million for 2012 and $(37) million for 2013.

c.	Included amortization primarily related to actuarial losses that were net of taxes of $8 million for 2011, $15 million for 2012 and $17 million for 2013.

Stock Award Plans.  FCX currently has awards outstanding under its stock-based compensation plans. As of December 31, 2013, only one plan, which was stockholder approved and is discussed below, has awards available for grant.

The 2006 Stock Incentive Plan (the 2006 Plan) provides for the issuance of stock options, SARs, restricted stock, RSUs and other stock-based awards for up to 74 million common shares. FCX’s stockholders approved amendments to the plan in 2007 primarily to increase the number of shares available for grants and in 2010 to permit grants to outside directors. As of December 31, 2013, shares available for grant totaled 24.5 million under the 2006 Plan.

In connection with the PXP and MMR acquisitions, former PXP and MMR share-based awards were exchanged or settled. Each unvested PXP and MMR share-based award outstanding prior to the acquisitions' announcement on December 5, 2012, immediately vested at the closing of each transaction, except for MMR share-based awards held by certain officers. In accordance with the terms of the respective plans, share-based awards granted after the acquisitions' announcement did not automatically vest upon closing but retain the same terms and conditions as the original awards, as provided in the merger agreements.

In connection with the PXP acquisition, former PXP stock-settled RSUs, cash-settled RSUs and SARs were converted into 1,238,685 FCX stock-settled RSUs, 2,259,708 FCX cash-settled RSUs, and 2,374,601 FCX SARs. The SARs carry a maximum term of five years with 1,490,998 vested upon acquisition of PXP and 883,603 that vest ratably over a three-year period. In connection with the MMR acquisition, former MMR stock options and RSUs were converted into 7,203,392 FCX stock options and 13,500 FCX RSUs. The MMR-related stock options carry a maximum term of 10 years with 6,336,422 stock options vested upon acquisition of MMR and 866,970 stock options that vest ratably over a four-year period.

In connection with the restructuring of an executive employment arrangement, a special retention award of one million RSUs was granted in December 2013. The RSUs are fully vested and the related shares of common stock will be delivered to the executive upon separation of service, along with a cash payment for accumulated dividends. With respect to stock options previously granted to this executive, such awards became fully vested. With respect to performance-based awards previously granted to this executive, the service requirements are considered to have been satisfied and the vesting of any such awards shall continue to be contingent upon the achievement of all performance conditions set forth in the award agreements. In connection with the restructuring, FCX recorded a $37 million charge to selling, general and administrative expenses in 2013.

Stock-Based Compensation Cost. Compensation cost charged against earnings for stock-based awards for the years ended December 31 follows:

	2013	2012	2011
Selling, general and administrative expenses	$145	$77	$90
Production and delivery	28	23	25
Capitalized costs	13	—	—
Total stock-based compensation	186	100	115
Less: capitalized costs	(13)	—	—
Tax benefit and noncontrolling interests' shares	(66)	(39)	(46)
Impact on net income	$107	$61	$69

Stock Options and SARs. Stock options granted under the plans generally expire 10 years after the date of grant and vest in 25 percent annual increments beginning one year from the date of grant. The plans and award agreements provide that participants will receive the following year’s vesting after retirement. Therefore, FCX accelerates one year of amortization for retirement-eligible employees. Stock options granted prior to February 2012 provide for accelerated vesting if there is a change in control (as defined in the award agreements). Stock options granted after that date provide for accelerated vesting only upon certain qualifying termination of employment within one year following a change in control. SARs that were converted in connection with the PXP acquisition generally expire within five years after the date of grant and vest in one-third annual increments beginning one year from the date of grant. SARs are similar to stock options, but are settled in cash rather than in shares of common stock and are classified as liability awards.

A summary of options and SARs outstanding as of December 31, 2013, including 1,927,037 SARs, and changes during the year ended December 31, 2013, follows:

	Number of Options and SARs	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at January 1	31,472,559	$37.40
Conversion of MMR options	7,203,392	27.64
Conversion of PXP SARs	2,374,601	27.34
Granted	5,479,930	35.00
Exercised	(976,220)	18.77
Expired/Forfeited	(423,601)	41.83
Balance at December 31	45,130,661	35.39	5.6	$239

Vested and exercisable at December 31	31,748,346	$33.40	4.7	$210

Summaries of options and SARs outstanding and changes during the years ended December 31 follow:

	2012			2011
	Number of Options and SARs		Weighted- Average Exercise Price	Number of Options and SARs		Weighted- Average Exercise Price
Balance at January 1	27,967,145		$34.90	26,930,444		$30.22
Granted	5,050,500		46.32	4,230,500		55.43
Exercised	(1,300,273)		16.68	(3,044,174)		21.88
Expired/Forfeited	(244,813)		45.23	(149,625)		37.61
Balance at December 31	31,472,559	[a]	37.40	27,967,145	[a]	34.90

a.	Included 39,336 SARs at December 31, 2012, and 69,672 SARs at December 31, 2011.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option valuation model. The fair value of each SAR is determined using the Black-Scholes-Merton option valuation model and remeasured at each reporting date until the date of settlement. Expected volatility is based on implied volatilities from traded options on FCX’s common stock and historical volatility of FCX’s common stock. FCX uses historical data to estimate future option and SARs exercises, forfeitures and expected life. When appropriate, separate groups of employees who have similar historical exercise behavior are considered separately for valuation purposes. The expected dividend rate is calculated using the annual dividend (excluding supplemental dividends) at the date of grant. The risk-free interest rate is based on Federal Reserve rates in effect for bonds with maturity dates equal to the expected term of the option or SAR.

Information related to stock options during the years ended December 31 follows:

	2013	2012	2011
Weighted-average assumptions used to value stock option awards:
Expected volatility	48.9%	52.0%	50.9%
Expected life of options (in years)	4.66	4.54	4.34
Expected dividend rate	3.3%	3.1%	1.8%
Risk-free interest rate	0.7%	0.7%	1.6%
Weighted-average grant date fair value (per share)	$10.98	$15.60	$20.58
Intrinsic value of options exercised	$10	$34	$101
Fair value of options vested	$101	$77	$89

As of December 31, 2013, FCX had $76 million of total unrecognized compensation cost related to unvested stock options expected to be recognized over a weighted-average period of 1.5 years.

The assumptions used to value SARs as of December 31, 2013, ranged from 28.8 percent to 34.8 percent for expected volatility; one to four years for expected life; 0.1 percent to 1.1 percent for expected risk-free interest rate; and an expected dividend rate of 3.6 percent. The weighted-average grant-date fair value of SARs granted was $7.00 for the period from June 1, 2013, to December 31, 2013, and $7.94 for the PXP awards that were converted to FCX SARs based on the acquisition-date fair value. The total intrinsic value of SARs exercised during 2013 was $3 million. As of December 31, 2013, FCX had $6 million of total unrecognized compensation cost related to unvested SARs expected to be recognized over a weighted-average period of 2.1 years. As of December 31, 2013, FCX had $16.0 million associated with SARs included in accounts payable and accrued liabilities.

Stock-Settled RSUs. FCX has an annual incentive plan for its executive officers that requires a portion of each executive officer's annual bonus be paid in performance-based RSUs. The maximum annual incentive award pool is a percentage of FCX’s consolidated operating cash flows adjusted for changes in working capital and other tax payments for the preceding year and funding of the pool is subject to a performance condition. Grants of RSUs before 2012 vest ratably over three years and provide that the FCX executive officers will receive the following year’s vesting upon retirement provided the performance condition is met. The fair value of these restricted stock unit grants was estimated based on projected operating cash flows for the applicable year and was charged to expense ratably over three years, beginning with the year during which the cash flows were generated, as performance of services commenced in the calendar year preceding the date of grant. In February 2012, the terms of RSU awards under the annual incentive plan were revised. For grants in 2012 and 2013, the level of RSUs granted continued to be based on FCX's consolidated operating cash flows adjusted for changes in working capital and other tax payments for the preceding year, but the award will vest after three years, subject to FCX attaining a five-year average return on investment (a performance condition defined in the award agreement) of at least six percent. The awards will also be subject to a 20 percent reduction if FCX performs below a group of its peers as defined in the award agreement. The fair value of the awards is estimated using an appropriate valuation model. The awards continue to vest after the recipients' retirement or death; therefore, since all of FCX's executive officers are retirement eligible, FCX charges the cost of these awards to expense in the year the cash flows are generated, as performance of services is only required in the calendar year preceding the date of grant.

In February 2013, FCX granted RSUs to key employees that cliff-vest at the end of three years. The fair value of the RSUs is amortized ratably over the three-year vesting period.

FCX also grants other RSUs that vest over a period of four years to its directors. The plans and award agreements provide for accelerated vesting of all RSUs if there is a change of control (as defined in the plans). The fair value of the RSUs is amortized over the four-year vesting period or the period until the director becomes retirement eligible, whichever is shorter. Upon a director’s retirement, all of their unvested RSUs immediately vest. For retirement-eligible directors, the fair value of RSUs is recognized in earnings on the date of grant.

Dividends and interest on most RSUs accrue and are paid if the award vests. A summary of outstanding stock-settled RSUs as of December 31, 2013, and activity during the year ended December 31, 2013, follows:

	Number of Stock-Settled RSUs	Weighted-Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at January 1	889,698	$44.35
Granted	2,492,600	34.84
Conversion of PXP and MMR RSUs	1,252,185	31.05
Vested	(356,275)	41.96
Forfeited	(22,732)	31.92
Balance at December 31	4,255,476	35.13	4.1	$161

The total fair value of stock-settled RSUs granted during the year ended December 31, 2013, was $125 million, including $38 million for PXP awards that were converted to FCX stock-settled RSUs based on the acquisition-date fair value. The total intrinsic value of RSUs vested was $12 million during 2013, $28 million during 2012 and $69 million during 2011. As of December 31, 2013, FCX had $38 million of total unrecognized compensation cost related to unvested stock-settled RSUs expected to be recognized over 2.1 years.

Cash-Settled RSUs. Cash-settled RSUs are similar to stock-settled RSUs, but are settled in cash rather than in shares of common stock and are classified as liability awards. These cash-settled RSUs generally vest over periods ranging from three to five years of service. The fair value of these awards is remeasured each reporting period until the vesting dates.

A summary of outstanding cash-settled RSUs as of December 31, 2013, and activity from June 1, 2013, to December 31, 2013, follows:

	Number of Cash-Settled RSUs	Weighted-Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Conversion of PXP RSUs	2,259,708	$31.05
Granted	1,430	32.94
Vested	(1,430)	31.05
Forfeited	(39,896)	31.05
Balance at December 31	2,219,812	31.05	1.9	$84

The total fair value of PXP awards that were converted to FCX cash-settled RSUs was $70 million at the acquisition date. As of December 31, 2013, the accrued liability associated with cash-settled RSUs consisted of a current portion of $17 million (included in accounts payable and accrued liabilities) and a long-term portion of $19 million (included in other liabilities).

Other Information. The following table includes amounts related to exercises of stock options and vesting of RSUs during the years ended December 31:

	2013	2012	2011
FCX shares tendered to pay the exercise price
and/or the minimum required taxes[a]	3,294,624	515,558	936,811
Cash received from stock option exercises	$8	$15	$48
Actual tax benefit realized for tax deductions	$8	$16	$45
Amounts FCX paid for employee taxes	$105	$16	$45

a.	Under terms of the related plans, upon exercise of stock options and vesting of RSUs, employees may tender existing FCX shares to FCX to pay the exercise price and/or the minimum required taxes.

NOTE 11.  INCOME TAXES
Geographic sources of income before income taxes and equity in affiliated companies’ net earnings for the years ended December 31 consist of the following:

	2013	2012	2011
United States	$1,104	$1,539	$2,112
Foreign	3,809	3,948	6,706
Total	$4,913	$5,487	$8,818

FCX’s provision for income taxes for the years ended December 31 consists of the following:

	2013		2012		2011
Current income taxes:
Federal	$203		$238		$394
State	9		7		21
Foreign	1,081		1,002		1,934
Total current	1,293		1,247		2,349

Deferred income taxes (benefits):
Federal	234		87		82
State	(35)		18		(19)
Foreign	346		363		622
Total deferred	545		468		685

Adjustments	(199)	[a]	(205)	[b,c]	53	[d]
Federal operating loss carryforwards	(164)	[e]	—		—
Provision for income taxes	$1,475		$1,510		$3,087

a.
As a result of the oil and gas acquisitions, FCX recognized a net tax benefit of $199 million consisting of income tax benefits of $190 million associated with net reductions in FCX's valuation allowances, $69 million related to the release of the deferred tax liability on PXP's investment in MMR common stock and $16 million associated with the revaluation of state deferred tax liabilities, partially offset by income tax expense of $76 million associated with the write off of deferred tax assets related to environmental liabilities.

b.
In 2012, Sociedad Minera Cerro Verde S.A.A. (Cerro Verde) signed a new 15-year mining stability agreement with the Peruvian government, which became effective January 1, 2014. In connection with the new mining stability agreement, Cerro Verde's income tax rate increased from 30 percent to 32 percent, and FCX recognized additional deferred tax expense of $29 million.

c.
With the exception of TFM, FCX has not elected to permanently reinvest earnings from its foreign subsidiaries and has recorded deferred tax liabilities for foreign earnings that are available to be repatriated to the U.S. Cerro Verde previously recorded deferred Peruvian income tax liabilities for income taxes that would become payable if the reinvested profits used to fund the initial Cerro Verde sulfide expansion were distributed prior to the expiration of Cerro Verde's 1998 stability agreement on December 31, 2013. Because reinvested profits at Cerro Verde were not expected to be distributed prior to December 31, 2013, a net deferred income tax liability of $234 million was reversed and recognized as an income tax benefit in 2012.

d.
In September 2011, Peru enacted a new mining tax and royalty regime and also created a special mining burden that companies with stability agreements could elect to pay. Cerro Verde elected to pay this special mining burden during the remaining term of its 1998 stability agreement, which expired on December 31, 2013. As a result, Cerro Verde recognized additional tax expense of $53 million in 2011.

e.	Benefit from the use of federal operating loss carryforwards acquired as part of the oil and gas acquisitions.

A reconciliation of the U.S. federal statutory tax rate to FCX’s effective income tax rate for the years ended December 31 follows:

	2013			2012			2011
	Amount		Percent	Amount		Percent	Amount	Percent
U.S. federal statutory tax rate	$1,720		35%	$1,920		35%	$3,086	35%
Foreign tax credit limitation	117		2	110		2	163	2
Percentage depletion	(223)		(5)	(263)		(5)	(283)	(3)
Withholding and other impacts on
foreign earnings	83		2	(221)	[b]	(4)	170	2
Valuation allowance on minimum
tax credits	(190)	[a]	(4)	(9)		—	(47)	(1)
State income taxes	(43)		—	17		—	—	—
Other items, net	11	[a]	—	(44)		—	(2)	—
Provision for income taxes	$1,475		30%	$1,510		28%	$3,087	35%

a.	Included a net tax benefit of $199 million as a result of the oil and gas acquisitions.

b.	Included the reversal of Cerro Verde's deferred income tax liability of $234 million.

FCX paid federal, state, local and foreign income taxes totaling $1.3 billion in 2013, $1.8 billion in 2012 and $3.4 billion in 2011. FCX received refunds of federal, state, local and foreign income taxes of $270 million in 2013, $69 million in 2012 and $15 million in 2011.

The components of deferred taxes follow:

	December 31,
	2013	2012
Deferred tax assets:
Foreign tax credits	$2,144	$2,022
Accrued expenses	1,098	819
Minimum tax credits	603	474
Net operating loss carryforwards	925	343
Employee benefit plans	443	315
Other	557	374
Deferred tax assets	5,770	4,347
Valuation allowances	(2,487)	(2,443)
Net deferred tax assets	3,283	1,904

Deferred tax liabilities:
Property, plant, equipment and mining development costs	(4,887)	(4,462)
Oil and gas properties	(4,708)	—
Undistributed earnings	(936)	(884)
Other	(34)	(70)
Total deferred tax liabilities	(10,565)	(5,416)
Net deferred tax liabilities	$(7,282)	$(3,512)

At December 31, 2013, FCX had U.S. foreign tax credit carryforwards of $2.1 billion that will expire between 2014 and 2023, and U.S. minimum tax credit carryforwards of $603 million that can be carried forward indefinitely, but may be used only to the extent that regular tax exceeds the alternative minimum tax in any given year.

At December 31, 2013, FCX had (i) DRC net operating loss carryforwards of $70 million that can be carried forward indefinitely, (ii) U.S. state net operating loss carryforwards of $2.3 billion that expire between 2014 and 2033, (iii) Spanish net operating loss carryforwards of $629 million that expire between 2015 and 2030, and (iv) U.S. federal net operating loss carryforwards of $1.7 billion that expire between 2022 and 2033.

On the basis of available information at December 31, 2013, including positive and negative evidence, FCX has provided valuation allowances for certain of its deferred tax assets where it believes it is more likely than not that some portion or all of such assets will not be realized. Valuation allowances totaled $2.5 billion at December 31, 2013, and $2.4 billion at December 31, 2012, and covered all of FCX’s U.S. foreign tax credit carryforwards, and a portion of its foreign net operating loss carryforwards, U.S. state net operating loss carryforwards, U.S. state deferred tax assets and U.S. capital loss carryforwards. In addition, the valuation allowance at December 31, 2012, covered a portion of U.S. minimum tax credit carryforwards.

The $2.5 billion valuation allowance at December 31, 2013, is primarily related to FCX’s U.S. foreign tax credits. FCX has operations in tax jurisdictions where statutory income taxes and withholding taxes combine to create effective tax rates in excess of the U.S. federal income tax liability that would be due upon repatriation of foreign earnings into the U.S. As a result, FCX continues to generate foreign tax credits for which no benefit will be realized. A full valuation allowance will continue to be carried on U.S. foreign tax credit carryforwards until such time that FCX believes it will generate a U.S. income tax liability from foreign source income in excess of foreign taxes paid on such income, or a prudent and feasible means of securing the benefit of U.S. foreign tax credit carryforwards can be implemented.

The $44 million increase in the valuation allowance during 2013 was primarily a result of an increase in FCX's U.S. foreign tax credit carryforwards, U.S. state deferred tax assets, U.S. capital loss carryforwards and U.S. state net operating loss carryforwards, partially offset by a release of a valuation allowance on U.S. federal minimum tax credit carryforwards. The release of the valuation allowance on minimum tax credit carryforwards occurred as a result of the oil and gas acquisitions. Deferred income tax liabilities assumed in these acquisitions provided sufficient evidence that FCX would more likely than not realize a future benefit from its current U.S. minimum tax credit carryforwards. The reduction in the valuation allowance was allocated to income from continuing operations.

In 2010, the Chilean legislature approved an increase in mining royalty taxes to help fund earthquake reconstruction activities, education and health programs. Mining royalty taxes at FCX’s El Abra and Candelaria mines were stabilized through 2017 at a rate of 4 percent. However, under the legislation, FCX opted to transfer from its stabilized rate to the sliding scale of 4 to 9 percent for the years 2011 and 2012 and returned to its 4 percent rate for the years 2013 through 2017. Beginning in 2018 and through 2023, rates will move to a sliding scale of 5 to 14 percent (depending on a defined operational margin).

In December 2011, the U.S. Treasury Department issued temporary and proposed regulations on the treatment of amounts paid for repair and maintenance costs of fixed assets. These regulations generally apply to tax years beginning on or after January 1, 2014. Transitional rules providing procedural guidance were published in March 2012, and the regulations were finalized in September 2013. Additional transitional guidance was published in January 2014. Neither the regulations nor the additional procedural guidance are expected to have a material impact on FCX's results of operations or financial condition.

A summary of the activities associated with FCX’s reserve for unrecognized tax benefits, interest and penalties follows:

	Unrecognized Tax Benefits	Interest	Penalties
Balance at January 1, 2012	$146	$34	$—
Additions:
Prior year tax positions	17	*	*
Current year tax positions	24	*	*
Interest and penalties	—	3	—
Decreases:
Prior year tax positions	(37)	*	*
Current year tax positions	—	*	*
Settlements with tax authorities	(11)	*	*
Lapse of statute of limitations	(1)	*	*
Interest and penalties	—	(6)	—
Balance at December 31, 2012	138	31	—
Additions:
Prior year tax positions	18	*	*
Current year tax positions	14	*	*
Acquisition of PXP	5	*	*
Interest and penalties	—	7	—
Decreases:
Prior year tax positions	(37)	*	*
Current year tax positions	—	*	*
Settlements with tax authorities	—	*	*
Lapse of statute of limitations	(28)	*	*
Interest and penalties	—	(17)	—
Balance at December 31, 2013	$110	$21	$—
* Amounts not allocated.

The reserve for unrecognized tax benefits of $110 million at December 31, 2013, included $97 million ($49 million net of income tax benefits) that, if recognized, would reduce FCX’s provision for income taxes.

Changes to the reserve for unrecognized tax benefits associated with current year tax positions were primarily related to uncertainties associated with FCX's cost recovery methods and deductibility of contributions. Changes in the reserve for unrecognized tax benefits associated with prior year tax positions were primarily related to uncertainties associated with cost recovery methods, U.S. state filing combinations and benefits received from stock based compensation. Changes to the reserve for unrecognized tax benefits associated with the lapse of statute of limitations were primarily related to U.S. state filing combinations and characterization of non-recurring income items. There continues to be uncertainty related to the timing of settlements with taxing authorities, but if additional settlements are agreed upon during the year 2014, FCX could experience a change in its reserve for unrecognized tax benefits.

FCX or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The tax years for FCX's major tax jurisdictions that remain subject to examination are as follows:

Jurisdiction	Years Subject to Examination	Additional Open Years
U.S. Federal	2007-2012	2013
Indonesia	2005-2008, 2011-2012	2009-2010, 2013
Peru	2009-2010	2011-2013
Chile	2011-2012	2013
Africa	2010-2012	2013

NOTE 12.  CONTINGENCIES
Environmental.  FCX subsidiaries are subject to various national, state and local environmental laws and regulations that govern emissions of air pollutants; discharges of water pollutants; and generation, handling, storage and disposal of hazardous substances, hazardous wastes and other toxic materials, including remediation, restoration and reclamation of environmental contamination. FCX subsidiaries that operate in the U.S. also are subject to potential liabilities arising under CERCLA and similar state laws that impose responsibility on current and previous owners and operators of a facility for the remediation of hazardous substances released from the facility into the environment, including damages to natural resources, irrespective of when the damage to the environment occurred or who caused it. This remediation liability also extends to persons who arranged for the disposal of hazardous substances or transported the hazardous substances to a disposal site selected by the transporter. This liability often is shared on a joint and several basis, meaning that each responsible party is fully responsible for the remediation, although in many cases some or all of the other historical owners or operators no longer exist, do not have the financial ability to respond or cannot be found. As a result, because of FCX’s acquisition of FMC in 2007, many of the subsidiary companies FCX now owns are responsible for a wide variety of environmental remediation projects throughout the U.S., and FCX expects to spend substantial sums annually for many years to address those remediation issues. Certain FCX subsidiaries have been advised by the U.S. Environmental Protection Agency (EPA), the Department of the Interior, the Department of Agriculture and several state agencies that, under CERCLA or similar state laws and regulations, they may be liable for costs of responding to environmental conditions at a number of sites that have been or are being investigated to determine whether releases of hazardous substances have occurred and, if so, to develop and implement remedial actions to address environmental concerns. FCX is also subject to claims where the release of hazardous substances is alleged to have damaged natural resources (NRD). As of December 31, 2013, FCX had more than 100 active remediation projects, including NRD claims, in 28 U.S. states.

A summary of changes in environmental obligations for the years ended December 31 follows:

	2013	2012	2011
Balance at beginning of year	$1,222	$1,453	$1,422
Accretion expense[a]	79	80	88
Additions	73	70	132
Reductions[b]	(77)	(182)	(68)
Spending	(130)	(199)	(121)
Balance at end of year	1,167	1,222	1,453
Less current portion	(121)	(186)	(205)
Long-term portion	$1,046	$1,036	$1,248

a.	Represented accretion of the fair value of environmental obligations assumed in the 2007 acquisition of FMC, which were determined on a discounted cash flow basis.

b.	Reductions primarily reflected revisions for changes in the anticipated scope and timing of environmental remediation projects and the noncash adjustments of environmental matters.

Estimated environmental cash payments (on an undiscounted and unescalated basis) total $121 million in 2014, $151 million in 2015, $116 million in 2016, $122 million in 2017, $110 million in 2018 and $2.0 billion thereafter. The amount and timing of these estimated payments will change as a result of changes in regulatory requirements, changes in scope and timing of remediation activities, the settlement of environmental matters and as actual spending occurs.

In 2007, FCX recorded FMC’s environmental obligations at fair value on the acquisition date in accordance with business combination accounting guidance. Significant adjustments to these obligations may occur in the future. New environmental obligations will be recorded as described in Note 1 under “Environmental Expenditures.” At December 31, 2013, FCX’s environmental obligations totaled $1.2 billion, including $1.1 billion recorded on a discounted basis for those obligations assumed in the FMC acquisition at fair value. On an undiscounted and unescalated basis, these obligations totaled $2.6 billion. FCX estimates it is reasonably possible that these obligations could range between $2.1 billion and $2.7 billion on an undiscounted and unescalated basis.

FCX believes that there may be potential claims for recovery from third parties, including the U.S. government and other PRPs. These potential recoveries are not recognized unless realization is considered probable.

At December 31, 2013, the most significant environmental obligations were associated with the Pinal Creek site in Arizona; the Newtown Creek site in New York City; historical smelter sites principally located in Arizona, Kansas,

New Jersey, Oklahoma and Pennsylvania; and uranium mining sites in the western U.S. The recorded environmental obligations for these sites totaled $1.0 billion at December 31, 2013. A discussion of these sites follows.

Pinal Creek. The Pinal Creek site was listed under the Arizona Department of Environmental Quality’s (ADEQ) Water Quality Assurance Revolving Fund program in 1989 for contamination in the shallow alluvial aquifers within the Pinal Creek drainage near Miami, Arizona. Since that time, environmental remediation was performed by members of the Pinal Creek Group (PCG), consisting of FMC Miami, Inc. (Miami), a wholly owned subsidiary of FMC, and two other companies. Pursuant to a 2010 settlement agreement, Miami agreed to take full responsibility for future groundwater remediation at the Pinal Creek site, with limited exceptions. Remediation work continues at this time and is expected to continue for many years in the future.

Newtown Creek. From the 1930s until 1964, Phelps Dodge Refining Corporation (PDRC), a subsidiary of FMC, operated a smelter, and from the 1930s until 1984, it operated a refinery on the banks of Newtown Creek (the creek), which is a 3.5-mile-long waterway that forms part of the boundary between Brooklyn and Queens in New York City. Heavy industrialization along the banks of the creek and discharges from the City of New York’s sewer system over more than a century resulted in significant environmental contamination of the waterway. In 2010, EPA notified PDRC and five others that EPA considers them to be PRPs under CERCLA. The notified parties began working with EPA to identify other PRPs, and EPA proposed that the notified parties perform a Remedial Investigation/Feasibility Study (RI/FS) at their expense and reimburse EPA for its oversight costs. EPA is not expected to propose a remedy until after a RI/FS is completed. Additionally, in 2010, EPA designated the creek as a Superfund site, and in 2011, PDRC and five other parties entered an Administrative Order on Consent (AOC) to perform a RI/FS to assess the nature and extent of environmental contamination in the creek and identify potential remedial options. The parties' RI/FS work under the AOC and their identification of other PRPs are ongoing and expected to take several years to complete. The actual costs of fulfilling this remedial obligation and the allocation of costs among PRPs are uncertain and subject to change based on the results of the RI/FS, the remediation remedy ultimately selected by EPA and related allocation determinations. Depending on the overall cost and the portion allocated to PDRC, that share could be material to FCX.

Historical Smelter Sites. FMC and its predecessors at various times owned or operated copper and zinc smelters in states including Arizona, Kansas, New Jersey, Oklahoma and Pennsylvania. For some of these smelter sites, certain FCX subsidiaries have been advised by EPA or state agencies that they may be liable for costs of investigating and, if appropriate, remediating environmental conditions associated with the smelters. At other sites, certain FCX subsidiaries have entered into state voluntary remediation programs to investigate and, if appropriate, remediate site conditions associated with the smelters. The historical smelter sites are in various stages of assessment and remediation. FCX has been in the past and may again in the future be subject to litigation brought by private parties, regulators and local governmental authorities related to these historical smelter sites.

Uranium Mining Sites. During a period between 1940 and the early 1970s, certain FMC predecessor entities and/or subsidiaries were involved in uranium exploration and mining in the western U.S., primarily on federal and tribal lands in the Four Corners region of the southwest. Similar exploration and mining activities by other companies have also caused environmental impacts warranting remediation, and EPA and local authorities are currently evaluating the need for significant cleanup activities in the region. To date, FMC has undertaken remediation at a limited number of sites associated with these predecessor entities. Initiatives to gather additional information about sites in the region are ongoing.

Other. In December 2013, a lawsuit was filed against FCX's subsidiary that operates the Candelaria mine in Chile by the neighboring municipality of Tierra Amarilla (Municipality of Tierra Amarilla v. Compania Contractual Minera Candelaria, Second Environmental Court, Santiago, Chile, filed December 12, 2013). The complaint, which as of February 21, 2014, had not been served, was filed in a recently established environmental court and alleges extensive environmental harm, including alleged contamination of soils, air, surface water and groundwater, and depletion of water supplies, in addition to allegations regarding climate damage, traffic, dust, noise and nuisance associated with blastings. The complaint seeks broad relief that if granted could require FCX to cease some or all of its operations at Candelaria and nearby facilities and restore the environment to its original condition. Because of the early stage of the proceedings, FCX is currently unable to estimate the possible loss or range of loss, if any, that could result from this matter.

Asset Retirement Obligations (AROs). FCX’s ARO estimates are reflected on a third-party cost basis and comply with FCX’s legal obligation to retire tangible, long-lived assets. A summary of changes in FCX’s AROs for the years ended December 31 follows:

	2013	2012	2011
Balance at beginning of year	$1,146	$921	$856
Liabilities assumed in the acquisitions of PXP and MMR[a]	1,028	—	—
Liabilities incurred	45	6	9
Settlements and revisions to cash flow estimates, net	123	211	48
Accretion expense	95	55	58
Spending	(107)	(47)	(49)
Other	(2)	—	(1)
Balance at end of year	2,328	1,146	921
Less: current portion	(115)	(55)	(31)
Long-term portion	$2,213	$1,091	$890

a.
The fair value of AROs assumed in the acquisitions of PXP and MMR ($741 million and $287 million, respectively) were estimated based on projected cash flows, an estimated long-term annual inflation rate of 2.5 percent, and discount rates based on FCX's estimated credit-adjusted, risk-free interest rates ranging from 1.3 percent to 6.3 percent.

ARO costs may increase or decrease significantly in the future as a result of changes in regulations, changes in engineering designs and technology, permit modifications or updates, changes in mine plans, changes in drilling plans, settlements, inflation or other factors and as actual reclamation spending occurs. ARO activities and expenditures for mining operations generally are made over an extended period of time commencing near the end of the mine life; however, certain reclamation activities may be accelerated if legally required or if determined to be economically beneficial. The methods used or required to plug and abandon non-producing oil and gas wellbores, remove platforms, tanks, production equipment and flow lines, and restore wellsites could change over time.

New Mexico, Arizona, Colorado and other states require financial assurance to be provided for the estimated costs of mine reclamation and closure, including groundwater quality protection programs. FCX has satisfied financial assurance requirements by using a variety of mechanisms, primarily involving parent company performance guarantees and financial capability demonstrations, but also including trust funds, surety bonds, letters of credit and collateral. The applicable regulations specify financial strength tests that are designed to confirm a company’s or guarantor’s financial capability to fund estimated reclamation and closure costs. The amount of financial assurance FCX is required to provide will vary with changes in laws, regulations, reclamation and closure requirements, and cost estimates. At December 31, 2013, FCX’s financial assurance obligations associated with these closure and reclamation/restoration costs totaled $2.4 billion, of which $1.7 billion was in the form of guarantees issued by FCX and financial capability demonstrations of FCX. At December 31, 2013, FCX had trust assets totaling $158 million (included in other assets), which are legally restricted to be used to satisfy its financial assurance obligations for its mining properties in New Mexico.

New Mexico Environmental and Reclamation Programs. FCX’s New Mexico operations are regulated under the New Mexico Water Quality Act and regulations adopted under that act by the Water Quality Control Commission (WQCC). The New Mexico Environment Department (NMED) has required each of these operations to submit closure plans for NMED’s approval. The closure plans must include measures to assure meeting groundwater quality standards following the closure of discharging facilities and to abate any groundwater or surface water contamination. In 2013, the WQCC adopted Supplemental Permitting Requirements for Copper Mining Facilities, which became effective on October 31, 2013. These rules identify closure requirements for copper mine facilities. The rules were adopted after an extensive stakeholder process in which FCX participated and were jointly supported by FCX and NMED. Although the rules are being challenged in the New Mexico courts by certain environmental organizations and the New Mexico Attorney General, their adoption, along with other commitments in a settlement agreement between NMED and FCX, have allowed NMED and FCX’s Tyrone operation to dismiss its appeal of a WQCC Final Order, dated February 4, 2009, regarding closure conditions applicable to the Tyrone mine. Finalized closure plan requirements, including those resulting from the newly adopted rules, could result in increases in closure costs for FCX's New Mexico operations.

FCX’s New Mexico operations also are subject to regulation under the 1993 New Mexico Mining Act (the Mining Act) and the related rules that are administered by the Mining and Minerals Division (MMD) of the New Mexico Energy, Minerals and Natural Resources Department. Under the Mining Act, mines are required to obtain approval of plans describing the reclamation to be performed following cessation of mining operations. At December 31, 2013, FCX had accrued reclamation and closure costs of $465 million for its New Mexico operations. As stated above, additional accruals may be required based on the state’s review of FCX’s updated closure plans and any resulting permit conditions, and the amount of those accruals could be material.

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
FCX will continue to evaluate options for future reclamation and closure activities at its operating and non-operating sites, which are likely to result in adjustments to FCX’s ARO liabilities. At December 31, 2013, FCX had accrued reclamation and closure costs of $237 million for its Arizona operations.

Colorado Reclamation Programs. FCX's Colorado operations are regulated by the Colorado Mined Land Reclamation Act (Reclamation Act) and regulations promulgated thereunder. Under the Reclamation Act, mines are required to obtain approval of reclamation plans describing the reclamation of lands affected by mining operations to be performed during mining or upon cessation of mining operations.  As of December 31, 2013, FCX had accrued reclamation and closure costs of $50 million for its Colorado operations.

Chilean Reclamation and Closure Programs. In July 2011, the Chilean senate passed legislation regulating mine closure, which establishes new requirements for closure plans and became effective in November 2012. FCX's Chilean operations are required to update closure plans and provide financial assurance for these obligations. FCX cannot predict at this time the cost of these closure plans or the levels or forms of financial assurance that may be required. Revised closure plans for the Chilean mine sites are due in November 2014. At December 31, 2013, FCX had accrued reclamation and closure costs of $69 million for its Chilean operations.

Peruvian Reclamation and Closure Programs. Cerro Verde is subject to regulation under the Mine Closure Law administered by the Peruvian Ministry of Energy and Mines. Under the closure regulations, mines must submit a closure plan that includes the reclamation methods, closure cost estimates, methods of control and verification, closure and post-closure plans and financial assurance. The updated closure plan for the Cerro Verde mine expansion was submitted to the Peruvian regulatory authorities in November 2013. At December 31, 2013, Cerro Verde had accrued reclamation and closure costs of $79 million.

Indonesian Reclamation and Closure Programs. The ultimate amount of reclamation and closure costs to be incurred at PT-FI’s operations will be determined based on applicable laws and regulations and PT-FI’s assessment of appropriate remedial activities in the circumstances, after consultation with governmental authorities, affected local residents and other affected parties and cannot currently be projected with precision. Some reclamation costs will be incurred during mining activities, while most closure costs and the remaining reclamation costs will be incurred at the end of mining activities, which are currently estimated to continue for nearly 30 years. At December 31, 2013, PT-FI had accrued reclamation and closure costs of $249 million.

In 1996, PT-FI began contributing to a cash fund ($18 million balance at December 31, 2013, which is included in other assets) designed to accumulate at least $100 million (including interest) by the end of its Indonesia mining activities. PT-FI plans to use this fund, including accrued interest, to pay mine closure and reclamation costs. Any costs in excess of the $100 million fund would be funded by operational cash flow or other sources.

In December 2009, PT-FI submitted its revised mine closure plan to the Department of Energy and Mineral Resources for review and has addressed comments received during the course of this review process. In December 2010, the President of Indonesia issued a regulation regarding mine reclamation and closure, which requires a company to provide a mine closure guarantee in the form of a time deposit placed in a state-owned bank in Indonesia. In accordance with its Contract of Work, PT-FI is working with the Department of Energy and Mineral Resources to review these requirements, including discussion of other options for the mine closure guarantee.

Oil and Gas Properties. Substantially all of FM O&G's oil and gas leases require that, upon termination of economic production, the working interest owners plug and abandon non-producing wellbores, remove equipment and facilities from leased acreage and restore land in accordance with applicable local, state and federal laws. FM O&G operating areas include the GOM, offshore and onshore California, the Gulf Coast and the Rocky Mountain area. FM O&G AROs cover more than 6,600 wells and more than 200 platforms and other structures. At December 31, 2013, FM O&G had accrued $1.1 billion associated with its AROs.

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

Shareholder Litigation. Fourteen derivative actions challenging the PXP merger and/or the MMR merger were filed on behalf of FCX by purported FCX stockholders. Ten were filed in the Court of Chancery of the State of Delaware and three were filed in the Superior Court of the State of Arizona, County of Maricopa. On January 25, 2013, the Delaware Court of Chancery consolidated the Delaware actions into a single action, In Re Freeport-McMoRan Copper & Gold Inc. Derivative Litigation, No. 8145-VCN. On March 5, 2013, an additional complaint was filed in the Delaware Court of Chancery, Stephen Blau MD Money Purchase Pension Plan Trust v. Moffett et al., No. 8389-VCN. A motion to consolidate that action with In Re Freeport-McMoRan Copper & Gold Inc. Derivative Litigation is pending. On January 17, 2013, the Arizona Superior Court consolidated two of the Arizona actions into In Re Freeport-McMoRan Derivative Litigation, No. CV2012-018351. A third Arizona complaint, Harris v. Adkerson et al., No. CV2013-004163, was consolidated with the first two Arizona actions on February 8, 2013. On March 18, 2013, the Delaware Court of Chancery granted the stipulation made by the parties to allow the plaintiffs in In Re Freeport-McMoRan Derivative Litigation, No. CV2012-01835, to intervene in the consolidated Delaware action. On October 17, 2013, the Arizona Superior Court extended the permanent stay of the Arizona actions until March 31, 2014. The actions name some or all of the following as defendants: the directors and certain officers of FCX, two FCX subsidiaries, PXP and certain of its directors, and MMR and certain of its directors and officers. The actions allege, among other things, that the FCX directors breached their fiduciary duties to FCX stockholders because they, among other things, pursued their own interests at the expense of stockholders in approving the PXP and MMR mergers. The complaints also allege that some or all of the following parties aided and abetted the wrongful acts allegedly committed by the directors and certain officers of FCX: two FCX subsidiaries, PXP and certain of its directors, and MMR and certain of its directors and officers. The actions seek as relief, among other things, an injunction barring or rescinding both the PXP merger and the MMR merger and requiring submission of the proposed PXP merger and MMR merger to a vote of FCX stockholders, damages, and attorneys' fees and costs. On October 10, 2013, FCX and the other defendants filed a motion to dismiss the second amended consolidated complaint that was filed by plaintiffs on July 19, 2013. Oral argument on the motion to dismiss is scheduled in the Delaware Chancery Court on March 12, 2014. FCX intends to vigorously defend itself in these matters.

Ten putative class actions challenging the MMR merger were filed on behalf of MMR stockholders. Nine were filed in the Court of Chancery of the State of Delaware. On January 25, 2013, the Court of Chancery consolidated the actions into a single action, In Re McMoRan Exploration Co. Stockholder Litigation, No. 8132-VCN. On June 28, 2013, the parties entered into a settlement agreement, and on October 11, 2013, the court held a hearing to consider the evidence in support of the proposed settlement. On October 16, 2013, the court entered an order approving the settlement, the terms of which were not material to FCX. One action was also filed in the Civil District Court for the Parish of Orleans of the State of Louisiana: Langley v. Moffett et al., No. 2012-11904, filed December 19, 2012. On April 19, 2013, the Louisiana Civil District Court granted defendants' motion to stay the action pending the resolution of the consolidated action brought by MMR stockholders in the Delaware Court of Chancery. As a result of the settlement of the consolidated Delaware action, the Louisiana action will be dismissed. Each of the actions names some or all of the following as defendants, in addition to MMR and its directors: FCX, two FCX subsidiaries, the Gulf Coast Ultra Deep Royalty Trust and PXP. The actions alleged that MMR's directors breached their fiduciary duties because they, among other things, pursued their own interests at the expense of stockholders and failed to maximize stockholder value with respect to the merger, and that PXP, FCX, or both, aided and abetted the breach of fiduciary duty by MMR's directors. The Delaware action also asserted claims derivatively on behalf of MMR. The actions sought, among other things, injunctive relief barring or rescinding the MMR merger, damages, and attorneys' fees and costs.

Kay County Litigation. On May 23, 2012, the Board of Commissioners of Kay County, Oklahoma, filed suit in Oklahoma District Court against FCX and several affiliates, including Blackwell Zinc Company, Inc. (BZC), an indirect subsidiary of FCX that owned and operated a zinc smelter in Blackwell, Oklahoma, from 1916 to 1974, entitled Board of Commissioners of the County of Kay, Oklahoma v. Freeport-McMoRan Copper & Gold Inc., et al., United States District Court, Western District of Oklahoma, Case No. 5:12-cv-00601-C. The suit alleged that BZC permitted large quantities of smelter waste to be used as road building and fill material throughout Kay County over a period of decades and sought unspecified financial assistance for removing or covering much of the material and unspecified damages for the alleged public nuisance created by the presence of the material. On November 25, 2013, the case was settled for an amount that is not material to FCX.

Tax and Other Matters. Cerro Verde Royalty Dispute. SUNAT, the Peruvian national tax authority, has assessed mining royalties on ore processed by the Cerro Verde concentrator, which commenced operations in late 2006. These assessments cover the period October 2006 to December 2007 and the years 2008 and 2009. In July 2013, the Peruvian Tax Tribunal issued two decisions affirming SUNAT's assessments for the period October 2006 through December 2008. Decisions by the Tax Tribunal end the administrative stage of the appeal procedures for the assessments. In September 2013, Cerro Verde filed judiciary appeals related to the assessments because it continues to believe that its 1998 stability agreement exempts all minerals extracted from its mining concession from royalties, irrespective of the method used for processing those minerals. Although FCX believes its interpretation of the stability agreement is correct, if Cerro Verde is ultimately found responsible for these assessments, it may also be liable for penalties and interest, which accrues at rates that range from approximately 7 percent to 18 percent based on the year accrued and the currency in which the amounts would be payable.

On October 1, 2013, SUNAT served Cerro Verde with a demand for payment totaling 492 million Peruvian nuevo soles ($176 million based on exchange rates as of December 31, 2013, including interest and penalties of $104 million, or a total of $94 million net of noncontrolling interests) based on the Peruvian Tax Tribunal’s July 2013 decisions for the period October 2006 through December 2008. As permitted by law, Cerro Verde requested and was granted an installment payment program that defers payment for six months and thereafter satisfies the amount via sixty-six equal monthly payments. On July 19, 2013, a hearing on SUNAT's assessment for 2009 was held, but no decision has been issued by the Tax Tribunal for that year. As of December 31, 2013, the aggregate amount of the assessments, including interest and penalties, for the year 2009 was 206 million Peruvian nuevo soles ($74 million based on exchange rates as of December 31, 2013, or a total of $39 million net of noncontrolling interests). SUNAT may make additional assessments for mining royalties and associated penalties and interest for the years 2010 through 2013, which Cerro Verde will contest; FCX believes any such assessments for the years 2010 through 2013, if made, would in the aggregate be similar to the aggregate assessments received for the periods October 2006 through December 2009. No amounts were accrued for these assessments or the installment payment program as of December 31, 2013, because Cerro Verde believes its 1998 stability agreement exempts it from these royalties and believes any payments will be recoverable.

Indonesia Tax Matters. PT-FI has received assessments from the Indonesian tax authorities for additional taxes and interest related to various audit exceptions for income taxes and other taxes as follows:

Date of Assessment	Tax Year	Tax Assessment	Interest Assessment	Total
October 2010	2005	$103	$49	$152
November 2011	2006	22	10	32
March 2012	2007	91	44	135
First-quarter 2013	2008	62	52	114
Second-quarter 2013	2011	56	13	69
Total		$334	$168	$502

PT-FI has filed objections to the assessments because it believes it has properly determined and paid its taxes. During 2013, the Indonesian tax authorities agreed to refund $291 million ($320 million was included in income taxes receivable in the consolidated balance sheet at December 31, 2012) associated with income tax overpayments made by PT-FI for 2011. PT-FI received a cash refund of $165 million in July 2013, and the Indonesian tax authorities withheld $126 million of the 2011 overpayment for unrelated assessments from 2005 and 2007, which PT-FI is disputing. PT-FI filed objections for $22 million of the remaining 2011 overpayments that it believes it is due. As of December 31, 2013, PT-FI had $255 million included in other assets for amounts paid on disputed tax assessments, which it believes are collectible, including the $126 million discussed above for the 2011 refunds.

In December 2009, PT-FI was notified by the Large Taxpayer's Office of the Government of Indonesia of its view that PT-FI is obligated to pay value added taxes on certain goods imported after the year 2000. The amount of such taxes and related penalties under this view would be significant. PT-FI believes that, pursuant to the terms of its Contract of Work, it is only required to pay value added taxes on these types of goods imported after December 30, 2009. PT-FI has not received a formal assessment and is working with the applicable government authorities to resolve this matter.

Columbian Chemicals Company (Columbian) Claims. In July 2012, FCX and Columbian (formerly a subsidiary of FMC) reached an agreement regarding the extent of FCX’s indemnity obligations under the 2005 agreement pursuant to which Columbian was sold. Under the agreement, FCX's remaining possible exposure, net of amounts reserved or paid, totaled $107 million at December 31, 2013.

Letters of Credit, Bank Guarantees and Surety Bonds.  Letters of credit and bank guarantees totaled $326 million at December 31, 2013, primarily for the Cerro Verde royalty dispute (bank guarantee secured by a time deposit - refer to discussion above), environmental and asset retirement obligations, workers’ compensation insurance programs, tax and customs obligations, and other commercial obligations. In addition, FCX had surety bonds totaling $331 million at December 31, 2013, associated with environmental and asset retirement obligations ($268 million), self-insurance bonds primarily for workers’ compensation ($21 million) and other bonds ($42 million).

Insurance.  FCX purchases a variety of insurance products to mitigate potential losses. The various insurance products typically have specified deductible amounts or self-insured retentions and policy limits. FCX generally is self-insured for U.S. workers’ compensation, but purchases excess insurance up to statutory limits. An actuarial analysis is performed twice a year on the various casualty insurance programs covering FCX's U.S. based mining operations, including workers’ compensation, to estimate expected losses. At December 31, 2013, expected losses under these insurance programs totaled $52 million, which consisted of a current portion of $8 million (included in accounts payable and accrued liabilities) and a long-term portion of $44 million (included in other liabilities).

FCX's oil and gas operations are subject to all of the risks normally incident to the exploration for and the production of oil and gas, including well blowouts, cratering, explosions, oil spills, releases of gas or well fluids, fires, pollution and releases of toxic gas, each of which could result in damage to or destruction of oil and gas wells, production facilities or other property or injury to persons. Although FCX maintains insurance coverage considered to be customary in the oil and gas industry, FCX is not fully insured against all risks either because insurance is not available or because of high premium costs. FCX is self-insured for named windstorms in the GOM. FCX's insurance policies provide limited coverage for losses or liabilities relating to pollution, with broader coverage for sudden and accidental occurrences.

FCX and its insurers entered into an agreement in December 2012 to settle an insurance claim for business interruption and property damage relating to the 2011 incidents affecting PT-FI's concentrate pipelines. The insurers agreed to pay an aggregate of $63 million, including PT-FI's joint venture partner's share. As a result of the settlement, FCX recorded a gain of $59 million in 2012.

NOTE 13.  COMMITMENTS AND GUARANTEES
Operating Leases.  FCX leases various types of properties, including offices, aircraft and equipment. Future minimum rentals under non-cancelable leases at December 31, 2013, total $45 million in 2014, $42 million in 2015, $42 million in 2016, $40 million in 2017, $35 million in 2018 and $132 million thereafter. Minimum payments under operating leases have not been reduced by aggregate minimum sublease rentals, which are minimal. Total aggregate rental expense under operating leases was $96 million in 2013, $77 million in 2012 and $70 million in 2011.

Contractual Obligations.  Based on applicable prices at December 31, 2013, FCX has unconditional purchase obligations of $4.7 billion, primarily comprising minimum commitments for two deepwater drillships currently under construction and expected to be delivered in late 2014 and early 2015 for the GOM drilling campaign ($1.5 billion), transportation services ($853 million), the procurement of copper concentrates ($800 million), electricity ($471 million) and deferred premium costs and future interest expected to be accrued on crude oil derivative contracts ($454 million), which is expected to be paid once the options settle (refer to Note 14 for further discussion of the amounts recorded at December 31, 2013). Some of FCX’s unconditional purchase obligations are settled based on the prevailing market rate for the service or commodity purchased. In some cases, the amount of the actual obligation may change over time because of market conditions. Drillship obligations provide for an operating rate over the contractual term upon delivery of the drillship. Transportation obligations are primarily for South America and PT-FI contracted ocean freight. Obligations for copper concentrates provide for deliveries of specified volumes to Atlantic Copper at market-based prices. Electricity obligations are primarily for contractual minimum demand at the South America and Tenke mines.

FCX’s future commitments associated with unconditional purchase obligations total $1.4 billion in 2014, $1.3 billion in 2015, $863 million in 2016, $686 million in 2017, $142 million in 2018 and $327 million thereafter, of which $444 million was accrued at December 31, 2013, related to deferred premiums and interest on crude oil derivative contracts. During the three-year period ended December 31, 2013, FCX fulfilled its minimum contractual purchase obligations or negotiated settlements in those situations in which it terminated an agreement containing an unconditional obligation.

Mining Contracts — Indonesia. FCX is entitled to mine in Indonesia under the Contract of Work between PT-FI and the Government of Indonesia. The original Contract of Work was entered into in 1967 and was replaced with a new Contract of Work in 1991. The initial term of the current Contract of Work expires in 2021 but can be extended by PT-FI for two 10-year periods subject to Indonesian government approval, which pursuant to the Contract of Work cannot be withheld or delayed unreasonably. Given the importance of contracts of work and PT-FI’s over 40 years of working with the Indonesian government, which included entering into the Contract of Work in 1991 well before the expiration of the 1967 Contract of Work, PT-FI expects that the government will approve the extensions as long as it continues to comply with the terms of the Contract of Work.

In July 2004, FCX received a request from the Indonesian Department of Energy and Mineral Resources that it offer to sell shares in PT Indocopper Investama to Indonesian nationals at fair market value. In response to this request and in view of the potential benefits of having additional Indonesian ownership in the operations, FCX agreed, at the time, to consider a potential sale of an interest in PT Indocopper Investama at fair market value. Neither its Contract of Work nor Indonesian law requires FCX to divest any portion of its ownership in PT-FI or PT Indocopper Investama. In May 2008, FCX signed a Memorandum of Understanding with the Papua provincial government (the Province) whereby the parties agreed to work cooperatively to determine the feasibility of an acquisition by the Province of the PT Indocopper Investama shares at market value. PT-FI is currently engaged in discussions with the Indonesian government related to its Contract of Work and intends to conclude that process before proceeding with any further discussions about the potential sale of an interest in PT Indocopper Investama.

The copper royalty rate payable by PT-FI under its Contract of Work varies from 1.5 percent of copper net revenue at a copper price of $0.90 or less per pound to 3.5 percent at a copper price of $1.10 or more per pound. The Contract of Work royalty rate for gold and silver sales is at a fixed rate of 1.0 percent.

A large part of the mineral royalties under Indonesian government regulations is designated to the provinces from which the minerals are extracted. In connection with its fourth concentrator mill expansion completed in 1998, PT-FI agreed to pay the Government of Indonesia additional royalties (royalties not required by the Contract of Work) to provide further support to the local governments and the people of the Indonesian province of Papua. The additional royalties are paid on production exceeding specified annual amounts of copper, gold and silver expected to be generated when PT-FI’s milling facilities operate above 200,000 metric tons of ore per day. The additional royalty for copper equals the Contract of Work royalty rate, and for gold and silver equals twice the Contract of Work royalty rates. Therefore, PT-FI’s royalty rate on copper net revenues from production above the agreed levels is double the Contract of Work royalty rate, and the royalty rates on gold and silver sales from production above the agreed levels are triple the Contract of Work royalty rates.

The combined royalties, including the additional royalties that became effective January 1, 1999, totaled $109 million in 2013, $93 million in 2012 and $137 million in 2011.

In 2009, Indonesia enacted a mining law (2009 Mining Law), which operates under a licensing system that is less protective of licensees than the contract of work system that governs PT-FI. The 2009 Mining Law and the regulations issued pursuant to that law provide that contracts of work would continue to be honored until their expiration. However, the regulations, including those issued in January 2014, attempt to apply certain provisions of the 2009 Mining Law and regulations to existing contracts of work and seek to apply the licensing system to any extension periods of contracts of work.

In January 2012, the President of Indonesia issued a decree calling for the creation of a team of Ministers to evaluate contracts of work for adjustment to the 2009 Mining Law and to take steps to assess and determine the Indonesian government's position on reduction to the size of contract concessions, increasing government revenues and domestic processing of minerals. FCX has been engaged in discussions with officials of the Indonesian government to complete this evaluation process and obtain an extension of the PT-FI Contract of Work beyond its primary term ending in 2021 to 2041, as provided under the terms of the Contract of Work, which can only be modified by mutual agreement between PT-FI and the Indonesian government.

In January 2014, the Indonesian government published regulations providing that holders of contracts of work with existing processing facilities in Indonesia may continue to export product through January 12, 2017, but established new requirements for the continued export of copper concentrates, including the imposition of a progressive export duty on copper concentrates in the amount of 25 percent in 2014, rising to 60 percent by mid-2016. PT-FI’s Contract of Work authorizes it to export concentrates and specifies the taxes and other fiscal terms available to its operations. The Contract of Work states that PT-FI shall not be subject to taxes, duties or fees subsequently imposed or approved by the Indonesian government except as expressly provided in the Contract of Work. Additionally, PT-FI complied with the requirements of its Contract of Work for local processing by arranging for the construction and commissioning of Indonesia's only copper smelter and refinery, which is owned by PT Smelting (refer to Note 6).

The January 2014 regulations conflict with PT-FI’s contractual rights under its Contract of Work. FCX is working with the Indonesian government to clarify the situation and to defend PT-FI’s rights under its Contract of Work. PT-FI is also seeking to obtain the required administrative permits for 2014 exports, which have been delayed as a result of the new regulations.

As of February 21, 2014, PT-FI has not obtained administrative approval for 2014 exports. PT-FI has implemented near-term changes to its operations to coordinate its concentrate production with PT Smelting's operating plans. PT-FI is engaging with the government of Indonesia to reach a resolution that would enable PT-FI to resume normal operations as soon as possible. In the event that PT-FI is unable to resume normal operations for an extended period, FCX plans to consider further actions, including constraining operating costs, deferring capital expenditures and implementing workforce reductions. PT-FI may also be required to declare force majeure under its concentrate sales agreements.

Mining Contracts — Africa. FCX is entitled to mine in the DRC under an Amended and Restated Mining Convention (ARMC) between TFM and the Government of the DRC. The original Mining Convention was entered into in 1996, was replaced with the ARMC in 2005 and was further amended in 2010 (approved in 2011). The current ARMC will remain in effect for as long as the Tenke concession is exploitable. The royalty rate payable by TFM under the ARMC is two percent of net revenue. These mining royalties totaled $29 million in 2013, $25 million in 2012 and $24 million in 2011.

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

In 1996, PT-FI established the Freeport Partnership Fund for Community Development (Partnership Fund) through which PT-FI has made available funding and technical assistance to support community development initiatives in the area of health, education and economic development of the area. PT-FI has committed through 2016 to provide one percent of its annual revenue for the development of the local people in its area of operations through the Partnership Fund. PT-FI charged $41 million in 2013, $39 million in 2012 and $50 million in 2011 to cost of sales for this commitment.

TFM has committed to assist the communities living within its concession in the Katanga province of the DRC. TFM will contribute 0.3 percent of net sales revenue from production to a community development fund to assist the local communities with development of local infrastructure and related services, such as those pertaining to health, education and economic development. TFM charged $4 million in each of the years 2013, 2012 and 2011 to cost of sales for this commitment.

Guarantees.  FCX provides certain financial guarantees (including indirect guarantees of the indebtedness of others) and indemnities.

At its Morenci mine in Arizona, FCX has a venture agreement with Sumitomo, which includes a put and call option guarantee clause. FCX holds an 85 percent undivided interest in the Morenci complex. Under certain conditions defined in the venture agreement, Sumitomo has the right to sell its 15 percent share to FCX. Likewise, under certain conditions, FCX has the right to purchase Sumitomo’s share of the venture. At December 31, 2013, the maximum potential payment FCX is obligated to make to Sumitomo upon exercise of the put option (or FCX’s exercise of its call option) totaled approximately $267 million based on calculations defined in the venture agreement. At December 31, 2013, FCX had not recorded any liability in its consolidated financial statements in connection with this guarantee as FCX does not believe, based on information available, that it is probable that any amounts will be paid under this guarantee as the fair value of Sumitomo’s 15 percent share is in excess of the exercise price.

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

NOTE 14.  FINANCIAL INSTRUMENTS
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

Commodity Contracts.  From time to time, FCX has entered into forward, futures and swap contracts to hedge the market risk associated with fluctuations in the prices of commodities it purchases and sells. As a result of the acquisition of PXP, FCX assumed a variety of crude oil and natural gas commodity derivatives, such as swaps, collars, puts, calls and various combinations of these instruments to hedge the exposure to the volatility of crude oil and natural gas commodity prices. Derivative financial instruments used by FCX to manage its risks do not contain credit risk-related contingent provisions. As of December 31, 2013 and 2012, FCX had no price protection contracts relating to its mine production. A discussion of FCX’s derivative contracts and programs follows.

Derivatives Designated as Hedging Instruments – Fair Value Hedges
Copper Futures and Swap Contracts. Some of FCX’s U.S. copper rod customers request a fixed market price instead of the COMEX average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures or swap contracts. Hedging gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses during the three years ended December 31, 2013, resulting from hedge ineffectiveness. At December 31, 2013, FCX held copper futures and swap contracts that qualified for hedge accounting for 44 million pounds at an average contract price of $3.28 per pound, with maturities through November 2014.

A summary of gains (losses) recognized in revenues for derivative financial instruments related to commodity contracts that are designated and qualify as fair value hedge transactions, along with the unrealized gains (losses) on the related hedged item (firm sales commitments) for the years ended December 31 follows:

	2013	2012	2011
Unrealized gains (losses):
Derivative financial instruments	$1	$15	$(28)
Hedged item	(1)	(15)	28
Realized gains (losses):
Matured derivative financial instruments	(17)	(2)	(28)

Derivatives Not Designated as Hedging Instruments
Embedded derivatives and derivative financial instruments that do not meet the criteria to qualify for hedge accounting are discussed below.

Embedded Derivatives. As described in Note 1 under “Revenue Recognition,” certain FCX copper concentrate, copper cathode and gold sales contracts provide for provisional pricing primarily based on the LME price (copper) or the COMEX price (copper) and the London price (gold) at the time of shipment as specified in the contract. Similarly, FCX purchases copper under contracts that provide for provisional pricing. FCX applies the normal purchases and normal sales scope exception in accordance with derivatives and hedge accounting guidance to the host sales agreements since the contracts do not allow for net settlement and always result in physical delivery. Sales and purchases with a provisional sales price contain an embedded derivative (i.e., the price settlement mechanism is settled after the time of delivery) that is required to be bifurcated from the host contract. The host contract is the sale or purchase of the metals contained in the concentrates or cathodes at the then-current LME or COMEX price (copper) or the London price (gold) as defined in the contract. Mark-to-market price fluctuations recorded through the settlement date are reflected in revenues for sales contracts and in cost of sales as production and delivery costs for purchase contracts.

A summary of FCX’s embedded derivatives at December 31, 2013, follows:

	Open	Average Price Per Unit		Maturities
	Positions	Contract	Market	Through
Embedded derivatives in provisional sales contracts:
Copper (millions of pounds)	673	$3.24	$3.34	June 2014
Gold (thousands of ounces)	254	1,245	1,202	April 2014
Embedded derivatives in provisional purchase contracts:
Copper (millions of pounds)	60	3.26	3.34	April 2014

Crude Oil and Natural Gas Contracts. As a result of the acquisition of PXP, FCX assumed PXP's 2013, 2014 and 2015 derivative instruments that consisted of crude oil options, and crude oil and natural gas swaps. The crude oil and natural gas derivatives are not designated as hedging instruments and are recorded at fair value with the mark-to-market gains and losses recorded in revenues.

The crude oil options were entered into by PXP to protect the realized price of a portion of expected future sales in order to limit the effects of crude oil price decreases. At December 31, 2013, these contracts are composed of crude oil put spreads consisting of put options with a floor limit. The premiums associated with put options are deferred until the settlement period. At December 31, 2013, the deferred option premiums and accrued interest associated with the crude oil option contracts totaled $444 million, which was included as a component of the fair value of the crude oil option contracts. At December 31, 2013, the outstanding crude oil option contracts, all of which settle monthly, follow:

			Average Price (per barrel)[a]
Period	Instrument Type	Daily Volumes (thousand barrels)	Floor	Floor Limit	Average Deferred Premium (per barrel)	Index

2014
Jan - Dec	Put options[b]	75	$90	$70	$5.74	Brent
Jan - Dec	Put options[b]	30	95	75	6.09	Brent
Jan - Dec	Put options[b]	5	100	80	7.11	Brent

2015
Jan - Dec	Put options[b]	84	90	70	6.89	Brent

a.	The average strike prices do not reflect any premiums to purchase the put options.

b.
If the index price is less than the per barrel floor, FCX receives the difference between the per barrel floor and the index price up to a maximum of $20 per barrel less the option premium. If the index price is at or above the per barrel floor, FCX pays the option premium and no cash settlement is received.

In addition, at December 31, 2013, outstanding natural gas swaps with a weighted-average fixed swap price of $4.09 per million British thermal units (MMBtu) cover approximately 37 million MMBtu of natural gas with maturities through December 2014 (on daily volumes of 100,000 MMBtu). If the Henry Hub index price is less than the fixed price, FCX receives the difference between the fixed price and the Henry Hub index price. FCX pays the difference between the index price and the fixed price if the Henry Hub index price is greater than the fixed price.

Copper Forward Contracts. Atlantic Copper, FCX's wholly owned smelting and refining unit in Spain, enters into forward copper contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in cost of sales. At December 31, 2013, Atlantic Copper held net forward copper sales contracts for 10 million pounds at an average contract price of $3.27 per pound, with maturities through February 2014.

Summary of Gains (Losses). A summary of the realized and unrealized gains (losses) recognized in income before income taxes and equity in affiliated companies’ net earnings for commodity contracts that do not qualify as hedge transactions, including embedded derivatives, for the years ended December 31 follows:

	2013	2012		2011
Embedded derivatives in provisional copper and gold
sales contracts[a]	$(136)	$77		$(519)
Crude oil options[a]	(344)	—		—
Natural gas swaps[a]	10	—	—	—
Copper forward contracts[b]	3	15		(2)

a.	Amounts recorded in revenues.

b.	Amounts recorded in cost of sales as production and delivery costs.

Unsettled Derivative Financial Instruments
A summary of the fair values of unsettled commodity derivative financial instruments follows:

	December 31,
	2013	2012
Commodity Derivative Assets:
Derivatives designated as hedging instruments:
Copper futures and swap contracts[a]	$6	$5
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional copper and gold
sales/purchase contracts	63	36
Total derivative assets	$69	$41

Commodity Derivative Liabilities:
Derivatives designated as hedging instruments:
Copper futures and swap contracts[a]	$—	$1
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional copper and gold
sales/purchase contracts	16	27
Crude oil options[b]	309	—
Natural gas swaps	4	—
Copper forward contracts	1	—
Total derivative liabilities	$330	$28

a.	FCX had paid $1 million to brokers at December 31, 2013, and $7 million at December 31, 2012, for margin requirements (recorded in other current assets).

b.	Included $444 million for deferred premiums and accrued interest at December 31, 2013.

FCX's commodity contracts have netting arrangements with counterparties with which the right of offset exists, and it is FCX's policy to offset balances by counterparty on the balance sheet. FCX's embedded derivatives on provisional sales/purchases are netted with the corresponding outstanding receivable/payable balances. A summary of these unsettled commodity contracts that are offset in the balance sheet follows:

	Assets		Liabilities
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

Gross amounts recognized:
Commodity contracts:
Embedded derivatives on provisional
sales/purchase contracts	$63	$36	$16	$27
Crude oil and natural gas derivatives	—	—	313	—
Copper derivatives	6	5	1	1
	69	41	330	28

Less gross amounts of offset:
Commodity contracts:
Embedded derivatives on provisional
sales/purchase contracts	10	8	10	8
Crude oil and natural gas derivatives	—	—	—	—
Copper derivatives	—	—	—	—
	10	8	10	8

Net amounts presented in balance sheet:
Commodity contracts:
Embedded derivatives on provisional
sales/purchase contracts	53	28	6	19
Crude oil and natural gas derivatives	—	—	313	—
Copper derivatives	6	5	1	1
	$59	$33	$320	$20

Balance sheet classification:
Trade accounts receivable	$53	$24	$—	$9
Other current assets	6	5	—	—
Accounts payable and accrued liabilities	—	4	205	11
Other liabilities	—	—	115	—
	$59	$33	$320	$20

Credit Risk.  FCX is exposed to credit loss when financial institutions with which FCX has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. FCX does not anticipate that any of the counterparties it deals with will default on their obligations. As of December 31, 2013, the maximum amount of credit exposure associated with derivative transactions was $54 million.

Other Financial Instruments.  Other financial instruments include cash and cash equivalents, accounts receivable, investment securities, trust assets, accounts payable and accrued liabilities, dividends payable and long-term debt. The carrying value for cash and cash equivalents (which included time deposits of $211 million at December 31, 2013, and $514 million at December 31, 2012), accounts receivable, accounts payable and accrued liabilities, and dividends payable approximates fair value because of their short-term nature and generally negligible credit losses (refer to Note 15 for the fair values of investment securities, trust assets and long-term debt).

In addition, FCX has non-detachable warrants, which are considered to be embedded derivative instruments, associated with the Plains Offshore Preferred Stock (refer to Note 2 for further discussion and Note 15 for the fair value of these instruments).

NOTE 15.  FAIR VALUE MEASUREMENT
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
FCX recognizes transfers between levels at the end of the reporting period. FCX did not have any significant transfers in or out of Level 1, 2 or 3 for 2013. A summary of the carrying amount and fair value of FCX’s financial instruments other than cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and dividends payable follows:

	At December 31, 2013
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets
Investment securities (current and long-term):[a,b]
U.S. core fixed income fund	$21	$21	$—	$21	$—
Money market funds	18	18	18	—	—
Equity securities	5	5	5	—	—
Total	44	44	23	21	—

Legally restricted funds (long-term):[a,b,c]
U.S. core fixed income fund	48	48	—	48	—
Government mortgage-backed securities	34	34	—	34	—
Corporate bonds	28	28	—	28	—
Government bonds and notes	28	28	—	28	—
Money market funds	28	28	28	—	—
Asset-backed securities	15	15	—	15	—
Municipal bonds	1	1	—	1	—
Total	182	182	28	154	—

Derivatives:[a,d]
Embedded derivatives in provisional sales/purchase
contracts in a gross asset position	63	63	—	63	—
Copper futures and swap contracts	6	6	5	1	—
Total	69	69	5	64	—

Total assets		$295	$56	$239	$—

Liabilities
Derivatives:[a]
Embedded derivatives in provisional sales/purchase
contracts in a gross liability position[d]	$16	$16	$—	$16	$—
Crude oil options[d]	309	309	—	—	309
Natural gas swaps	4	4	—	4	—
Copper forward contracts[d]	1	1	1	—	—
Plains Offshore warrants[e]	2	2	—	—	2
Total	332	332	1	20	311

Long-term debt, including current portion[f]	20,706	20,487	—	20,487	—

Total liabilities		$20,819	$1	$20,507	$311

	At December 31, 2012
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets
Investment securities (current and long-term):
MMR investment[g]	$446	$539	$—	$539	$—
U.S. core fixed income fund[a,b]	22	22	—	22	—
Money market funds[a,b]	16	16	16	—	—
Equity securities[a,b]	8	8	8	—	—
Total	492	585	24	561	—

Legally restricted funds (long-term):[a,b]
U.S. core fixed income fund	50	50	—	50	—
Government mortgage-backed securities	36	36	—	36	—
Corporate bonds	30	30	—	30	—
Government bonds and notes	24	24	—	24	—
Asset-backed securities	15	15	—	15	—
Money market funds	7	7	7	—	—
Municipal bonds	1	1	—	1	—
Total	163	163	7	156	—

Derivatives:[a,d]
Embedded derivatives in provisional sales/purchase
contracts in a gross asset position	36	36	—	36	—
Copper futures and swap contracts	5	5	5	—	—
Total	41	41	5	36	—

Total assets		$789	$36	$753	$—

Liabilities
Derivatives:[a,d]
Embedded derivatives in provisional sales/purchase
contracts in a gross liability position	$27	$27	$—	$27	$—
Copper futures and swap contracts	1	1	1	—	—
Total	28	28	1	27	—

Long-term debt, including current portion[f]	3,527	3,589	—	3,589	—

Total liabilities		$3,617	$1	$3,616	$—

a.	Recorded at fair value.

b.	Current portion included in other current assets and long-term portion included in other assets.

c.
Legally restricted funds excluded $210 million of time deposits (which approximated fair value) at December 31, 2013, associated with the Cerro Verde royalty dispute (refer to Note 12 for further discussion).

d.	Refer to Note 14 for further discussion and balance sheet classifications. At December 31, 2013, crude oil options are net of $444 million for deferred premiums and accrued interest.

e.	Included in other liabilities. Refer to Note 2 for further discussion.

f.	Recorded at cost except for debt assumed in the PXP and FMC acquisitions, which were recorded at fair value at the respective acquisition dates.

g.	Recorded at cost and included in other assets.

Valuation Techniques
Money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Fixed income securities (U.S. core fixed income funds, government securities, corporate bonds, asset-backed securities and municipal bonds) are valued using a bid evaluation price or a mid-evaluation price. A bid evaluation price is an estimated price at which a dealer would pay for a security. A mid-evaluation price is the average of the estimated price at which a dealer would sell a security and the estimated price at which a dealer would pay for a security. These evaluations are based on quoted prices, if available, or models that use observable inputs and, as such, are classified within Level 2 of the fair value hierarchy.

Equity securities are valued at the closing price reported on the active market on which the individual securities are traded and, as such, are classified within Level 1 of the fair value hierarchy.

FCX’s embedded derivatives on provisional copper concentrate, copper cathode and gold purchases and sales have critical observable inputs of quoted monthly LME or COMEX copper forward prices and the London gold forward price at each reporting date based on the month of maturity; however, FCX's contracts themselves are not traded on an exchange. As a result, these derivatives are classified within Level 2 of the fair value hierarchy.

FCX's derivative financial instruments for crude oil options are valued using an option pricing model, which uses various observable inputs including IntercontinentalExchange, Inc. (ICE) crude oil prices, volatilities, interest rates and contract terms. FCX's derivative financial instruments for natural gas swaps are valued using a pricing model that has various observable inputs including NYMEX price quotations, interest rates and contract terms. Valuations are adjusted for credit quality, using the counterparties' credit quality for asset balances and FCX's credit quality for liability balances. For asset balances, FCX uses the credit default swap value for counterparties when available or the spread between the risk-free interest rate and the yield rate on the counterparties' publicly traded debt for similar instruments (which considers the impact of netting agreements on counterparty credit risk, including whether the position with the counterparty is a net asset or net liability). The 2014 natural gas swaps are classified within Level 2 of the fair value hierarchy because the inputs used in the valuation models are directly or indirectly observable for substantially the full term of the instruments. The 2014 and 2015 crude oil options are classified within Level 3 of the fair value hierarchy because the inputs used in the valuation models are not observable for substantially the full term of the instruments. The significant unobservable inputs used in the fair value measurement of the crude oil options are implied volatilities and deferred premiums. Significant increases (decreases) in implied volatilities in isolation would result in a significantly higher (lower) fair value measurement. The implied volatilities ranged from 17 percent to 45 percent, with a weighted average of 23 percent. The deferred premiums ranged from $5.15 per barrel to $7.22 per barrel, with a weighted average of $6.33 per barrel. Refer to Note 14 for further discussion of these derivative financial instruments.

FCX’s derivative financial instruments for copper futures and swap contracts and copper forward contracts that are traded on the respective exchanges are classified within Level 1 of the fair value hierarchy because they are valued using quoted monthly COMEX or LME prices at each reporting date based on the month of maturity (refer to Note 14 for further discussion). Certain of these contracts are traded on the over-the-counter market and are classified within Level 2 of the fair value hierarchy based on COMEX and LME forward prices.

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

At December 31, 2012, FCX's investment in MMR's 5.75% Convertible Perpetual Preferred Stock, Series 2 (MMR investment) was not actively traded; therefore, FCX valued it's MMR investment based on a pricing simulation model that used the quoted market prices of MMR's publicly traded common stock as the most significant observable input and other inputs, such as expected volatility, expected settlement date, and risk-free interest rate. Therefore, this investment was classified within Level 2 of the fair value hierarchy. FCX's shares of MMR's 5.75% Convertible Perpetual Preferred Stock, Series 2 were canceled in connection with the acquisition of MMR.

A summary of the changes in the fair value of FCX's Level 3 instruments follows:

	Crude Oil		Plains Offshore
	Options		Warrants
Fair value at December 31, 2012	$—		$—
Derivative financial instruments assumed in the PXP acquisition	(83)		(10)
Net realized losses	(38)	[a]	—
Net unrealized (losses) gains included in earnings related to assets and liabilities still held at the end of the period	(230)	[b]	8	[c]
Settlement payments	42		—
Fair value at December 31, 2013	$(309)		$(2)

a.
Included net realized losses of $37 million recorded in revenues and $1 million of interest expense associated with the deferred premiums for the seven month period from June 1, 2013, to December 31, 2013.

b.	Included unrealized losses of $228 million recorded in revenues and $2 million of interest expense associated with the deferred premiums.

c.	Recorded in other (expense) income, net.

The techniques described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with other market participants, the use of different techniques or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the techniques used at December 31, 2013.

Refer to Note 2 for the levels within the fair value hierarchy associated with other assets acquired, liabilities assumed and redeemable noncontrolling interest related to second-quarter 2013 acquisitions.

NOTE 16.  BUSINESS SEGMENTS
Subsequent to the acquisitions of PXP and MMR, FCX has organized its operations into six primary divisions – North America copper mines, South America mining, Indonesia mining, Africa mining, Molybdenum mines and U.S. oil and gas operations. Notwithstanding this structure, FCX internally reports information on a mine-by-mine basis for its mining operations. Therefore, FCX concluded that its operating segments include individual mines or operations relative to its mining operations. For oil and gas operations, FCX determines its operating segments on a country-by-country basis. Operating segments that meet certain financial thresholds are reportable segments.

Beginning in 2013, the Molybdenum operations division was revised to report only FCX's two molybdenum mines in North America - the Henderson underground mine and the Climax open-pit mine, both in Colorado - as a division (i.e. Molybdenum mines). The molybdenum sales company and related conversion facilities are included with Other Mining & Eliminations in the following segment tables. FCX revised its segment disclosures for the years ended December 31, 2012 and 2011, to conform with the current year presentation.

Intersegment Sales. Intersegment sales between FCX’s mining operations are based on similar arms-length transactions with third parties at the time of the sale. Intersegment sales may not be reflective of the actual prices ultimately realized because of a variety of factors, including additional processing, timing of sales to unaffiliated customers and transportation premiums.

FCX defers recognizing profits on sales from its mining operations to other divisions, including Atlantic Copper and on 25 percent of PT-FI's sales to PT Smelting until final sales to third parties occur. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices result in variability in FCX's net deferred profits and quarterly earnings.

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

North America Copper Mines.  FCX has seven operating copper mines in North America – Morenci, Bagdad, Safford, Sierrita and Miami in Arizona, and Tyrone and Chino in New Mexico. The North America copper mines include open-pit mining, sulfide ore concentrating, leaching and SX/EW operations. A majority of the copper produced at the North America copper mines is cast into copper rod by FCX’s Rod & Refining operations. The North America copper mines include the Morenci copper mine as a reportable segment. In addition to copper, certain of FCX's North America copper mines also produce molybdenum concentrates.

Morenci. The Morenci open-pit mine, located in southeastern Arizona, produces copper cathodes and copper concentrates. In addition to copper, the Morenci mine also produces molybdenum concentrates. The Morenci mine produced 39 percent of FCX’s North America copper during 2013.

South America Mining.  South America mining includes four operating copper mines – Cerro Verde in Peru, and El Abra, Candelaria and Ojos del Salado in Chile. These operations include open-pit and underground mining, sulfide ore concentrating, leaching and SX/EW operations. South America mining includes the Cerro Verde and Candelaria copper mines as reportable segments.

Cerro Verde. The Cerro Verde open-pit copper mine, located near Arequipa, Peru, produces copper cathodes and copper concentrates. In addition to copper, the Cerro Verde mine also produces molybdenum concentrates. The Cerro Verde mine produced 42 percent of FCX’s South America copper during 2013.

Candelaria. The Candelaria open-pit copper mine, located near Copiapó, Chile, produces copper concentrates. In addition to copper, the Candelaria mine also produces gold and silver. The Candelaria mine produced 28 percent of FCX's South America copper during 2013.

Indonesia Mining.  Indonesia mining includes PT-FI’s Grasberg minerals district that produces copper concentrates, which contain significant quantities of gold and silver.

Africa Mining.  Africa mining includes the Tenke minerals district. The Tenke operation includes surface mining, leaching and SX/EW operations and produces copper cathodes. In addition to copper, the Tenke operation produces cobalt hydroxide.

Molybdenum Mines.  Molybdenum mines include the wholly owned Henderson underground mine and Climax open-pit mine in Colorado. The Henderson and Climax mines produce high-purity, chemical-grade molybdenum concentrates, which are typically further processed into value-added molybdenum chemical products.

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

Atlantic Copper Smelting & Refining.  Atlantic Copper smelts and refines copper concentrates and markets refined copper and precious metals in slimes. During 2013, Atlantic Copper purchased approximately 32 percent of its concentrate requirements from the South America mining operations, approximately 16 percent from the Indonesia mining operations and approximately 13 percent from the North America copper mines at market prices, with the remainder purchased from third parties.

U.S. Oil & Gas Operations. FCX's U.S. oil and gas operations include oil production facilities and growth potential in the Deepwater GOM, oil production from the onshore Eagle Ford shale play in Texas, oil production facilities onshore and offshore California, onshore natural gas resources in the Haynesville shale play in Louisiana, natural gas production from the Madden area in central Wyoming, and a position in the emerging shallow-water Inboard Lower Tertiary/Cretaceous natural gas trend on the Shelf of the GOM and onshore in South Louisiana. All of the U.S. operations are considered one operating segment.

Product Revenue
FCX revenues attributable to the products it produced for the years ended December 31 follow:

	2013	2012	2011
Refined copper products	$7,466	$9,699	$10,297
Copper in concentrates[a]	7,040	4,589	5,938
Gold	1,656	1,741	2,429
Molybdenum	1,110	1,187	1,348
Oil	2,310	—	—
Other	1,339	794	868
Total	$20,921	$18,010	$20,880

a.	Amounts are net of treatment and refining charges totaling $400 million for 2013, $311 million for 2012 and $362 million for 2011.

Geographic Area
Information concerning financial data by geographic area follows:

	Years Ended December 31,
	2013	2012	2011
Revenues:[a]
United States	$9,418	$6,285	$7,176
Japan	2,141	2,181	2,501
Indonesia	1,651	2,054	2,266
Spain	1,223	1,581	1,643
Switzerland	1,098	731	1,219
China	1,078	579	942
Chile	754	704	741
Korea	297	525	561
Other	3,261	3,370	3,831
Total	$20,921	$18,010	$20,880

a.	Revenues are attributed to countries based on the location of the customer.

	December 31,
	2013		2012	2011
Long-lived assets:[a]
United States	$32,969	[b]	$8,689	$7,899
Indonesia	5,799		5,127	4,469
Democratic Republic of Congo	3,994		3,926	3,497
Peru	5,181		3,933	3,265
Chile	2,699		2,587	2,242
Other	562		327	325
Total	$51,204		$24,589	$21,697

a.	Long-lived assets exclude deferred tax assets, intangible assets and goodwill.

b.	Increased primarily because of the PXP and MMR acquisitions.

Major Customers. Sales to PT Smelting totaled $1.7 billion (8 percent of FCX's consolidated revenues) in 2013, $2.1 billion (11 percent of FCX's consolidated revenues) in 2012 and $2.3 billion (11 percent of FCX's consolidated revenues) in 2011. No other customer accounted for 10 percent or more of FCX's consolidated revenues. Refer to Note 6 for further discussion of FCX’s investment in PT Smelting.

Labor Matters. As of December 31, 2013, 49 percent of FCX's labor force was covered by collective bargaining agreements, and one percent of FCX's labor force is covered by agreements that will expire within one year.

Business Segments
Business segments data for the years ended December 31 are presented in the following tables.

Business Segments

(In millions)	Mining Operations
	North America Copper Mines			South America					Indonesia		Africa
														Atlantic		Other					Corporate,
												Molyb-		Copper		Mining			U.S.		Other
		Other		Cerro		Candel-	Other					denum	Rod &	Smelting		& Elimi-		Total	Oil & Gas		& Elimi-		FCX
	Morenci	Mines	Total	Verde		aria	Mines	Total	Grasberg		Tenke	Mines	Refining	& Refining		nations		Mining	Operations		nations		Total
Year Ended December 31, 2013
Revenues:
Unaffiliated customers	$244	$326	$570	$1,473		$1,155	$1,224	$3,852	$3,751	[a]	$1,590	$—	$4,995	$2,027		$1,516	[b]	$18,301	$2,616	[c]	$4		$20,921
Intersegment	1,673	2,940	4,613	360		273	—	633	336		47	522	27	14		(6,192)		—	—		—		—
Production and delivery	1,233	2,033	3,266	781		700	588	2,069	2,309		754	317	4,990	2,054		(4,608)		11,151	682		7		11,840
Depreciation, depletion and amortization	133	269	402	152		69	125	346	247		246	82	9	42		48		1,422	1,364		11		2,797
Selling, general and administrative expenses	2	3	5	3		2	2	7	110		12	—	—	20		29		183	120		354		657
Mining exploration and research expenses	—	5	5	—		—	—	—	1		—	—	—	—		193		199	—		11		210
Environmental obligations and shutdown costs	—	(1)	(1)	—		—	—	—	—		—	—	—	—		67		66	—		—		66
Operating income (loss)	549	957	1,506	897		657	509	2,063	1,420		625	123	23	(75)	[d]	(405)		5,280	450		(379)		5,351

Interest expense, net	3	1	4	2		—	1	3	12		2	—	—	16		80		117	181		220		518
Provision for income taxes	—	—	—	316		236	168	720	603		131	—	—	—		—		1,454	—		21	[e]	1,475
Total assets at December 31, 2013	3,110	5,810	8,920	6,584		1,545	2,451	10,580	7,437		4,849	2,107	239	1,039		1,003		36,174	26,252		1,047		63,473
Capital expenditures	737	329	1,066	960		110	75	1,145	1,030		205	164	4	67		113		3,794	1,436		56		5,286

Year Ended December 31, 2012
Revenues:
Unaffiliated customers	$156	$46	$202	$1,767		$797	$1,346	$3,910	$3,611	[a]	$1,349	$—	$4,989	$2,683		$1,259	[b]	$18,003	$—		$7		$18,010
Intersegment	1,846	3,438	5,284	388		430	—	818	310		10	529	27	26		(7,004)		—	—		—		—
Production and delivery	1,076	1,857	2,933	813		702	599	2,114	2,349		615	320	4,993	2,640		(5,585)		10,379	—		3		10,382
Depreciation, depletion and amortization	122	238	360	139		32	116	287	212		176	59	9	42		27		1,172	—		7		1,179
Selling, general and administrative expenses	2	2	4	3		1	2	6	121		6	—	—	19		18		174	—		257		431
Mining exploration and research expenses	1	—	1	—		—	—	—	—		—	—	—	—		272		273	—		12		285
Environmental obligations and shutdown costs	(11)	(5)	(16)	—		—	—	—	—		—	—	—	—		(3)		(19)	—		(3)		(22)
Gain on insurance settlement	—	—	—	—		—	—	—	(59)		—	—	—	—		—		(59)	—		—		(59)
Operating income (loss)	812	1,392	2,204	1,200		492	629	2,321	1,298		562	150	14	8		(474)		6,083	—		(269)		5,814

Interest expense, net	1	—	1	7		—	—	7	5		1	—	—	12		81		107	—		79		186
Provision for income taxes	—	—	—	228	[f]	141	188	557	497		112	—	—	—		—		1,166	—		344		1,510
Total assets at December 31, 2012	2,445	5,703	8,148	5,821		1,853	2,489	10,163	6,591		4,622	2,018	242	992		614		33,390	—		2,050		35,440
Capital expenditures	266	559	825	558		259	114	931	843		539	245	6	16		69		3,474	—		20		3,494

a.	Included PT-FI's sales to PT Smelting totaling $1.7 billion in 2013 and $2.1 billion in 2012.

b.	Included revenues from FCX's molybdenum sales company, which included sales of molybdenum produced by the molybdenum mines and by certain of the North and South America copper mines.

c.	Included net charges of $312 million for unrealized and noncash realized losses on crude oil and natural gas derivative contracts that were assumed in connection with FCX's acquisition of PXP.

d.	Included $50 million for shutdown costs associated with Atlantic Copper's scheduled 68-day maintenance turnaround, which was completed in fourth-quarter 2013.

e.	Included $199 million of net benefits resulting from oil and gas acquisitions.

f.	Included a credit of $234 million for the reversal of a net deferred tax liability.

(In millions)	Mining Operations
	North America Copper Mines			South America				Indonesia		Africa
													Atlantic	Other				Corporate,
											Molyb-		Copper	Mining			U.S.	Other
		Other		Cerro	Candel-	Other					denum	Rod &	Smelting	& Elimi-		Total	Oil & Gas	& Elimi-	FCX
	Morenci	Mines	Total	Verde	aria	Mines	Total	Grasberg		Tenke	Mines	Refining	& Refining	nations		Mining	Operations	nations	Total
Year Ended December 31, 2011
Revenues:
Unaffiliated customers	$418	$176	$594	$2,115	$1,265	$1,192	$4,572	$4,504	[a]	$1,282	$—	$5,523	$2,969	$1,428	[b]	$20,872	$—	$8	$20,880
Intersegment	1,697	3,338	5,035	417	269	—	686	542		7	595	26	15	(6,906)		—	—	—	—
Production and delivery	984	1,581	2,565	827	644	434	1,905	1,791		591	259	5,527	2,991	(5,728)		9,901	—	(3)	9,898
Depreciation, depletion and amortization	116	162	278	135	28	95	258	215		140	45	8	40	31		1,015	—	7	1,022
Selling, general and administrative expenses	2	2	4	4	1	2	7	124		8	—	—	22	19		184	—	231	415
Mining exploration and research expenses	7	—	7	—	—	—	—	—		—	—	—	—	264		271	—	—	271
Environmental obligations and shutdown costs	4	—	4	—	—	—	—	—		—	—	1	—	129		134	—	—	134
Operating income (loss)	1,002	1,769	2,771	1,566	861	661	3,088	2,916		550	291	13	(69)	(193)		9,367	—	(227)	9,140

Interest expense, net	2	2	4	1	—	—	1	8		6	—	—	15	87		121	—	191	312
Provision for income taxes	—	—	—	553	310	212	1,075	1,256		120	—	—	—	—		2,451	—	636	3,087
Total assets at December 31, 2011	2,006	4,968	6,974	5,110	1,384	2,220	8,714	5,349		3,890	1,819	259	1,109	892		29,006	—	3,064	32,070
Capital expenditures	95	399	494	198	178	227	603	648		193	438	10	32	59		2,477	—	57	2,534

a.	Included PT-FI's sales to PT Smelting totaling $2.3 billion.

b.	Included revenues from FCX's molybdenum sales company, which included sales of molybdenum produced by the molybdenum mines and by certain of the North and South America copper mines.

NOTE 17. GUARANTOR FINANCIAL STATEMENTS
As further discussed in Note 8, in March 2013, FCX completed the sale of $6.5 billion of senior notes. These notes, along with FCX's senior notes sold in February 2012, are fully and unconditionally guaranteed on a senior basis jointly and severally by FM O&G LLC, as guarantor, which is a 100 percent owned subsidiary of FM O&G and FCX. The guarantee is an unsecured obligation of the guarantor and ranks equal in right of payment with all existing and future indebtedness of FCX, including indebtedness under the revolving credit facility. The guarantee ranks senior in right of payment with all future subordinated obligations and is effectively subordinated in right of payment to any debt of FCX's subsidiaries that are not subsidiary guarantors. In the future, FM O&G LLC's guarantee may be released or terminated under the following circumstances: (i) all or substantially all of the equity interests or assets of FM O&G LLC are sold to a third party; or (ii) FM O&G LLC no longer has any obligations under any FM O&G Senior Notes or any refinancing thereof and no longer guarantees any obligations of FCX under the revolver, the term loan or any other senior debt.

The following condensed consolidating financial information includes information regarding FCX, as issuer, FM O&G LLC, as guarantor, and all other non-guarantor subsidiaries of FCX. Included are the condensed consolidating balance sheet at December 31, 2013, and the related condensed consolidating statement of comprehensive income for the year ended December 31, 2013, and the condensed consolidating statement of cash flows for the year ended December 31, 2013, which should be read in conjunction with FCX's notes to the consolidated financial statements:

FREEPORT-McMoRan COPPER & GOLD INC.
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2013

	FCX		FM O&G LLC	Non-guarantor		Consolidated
	Issuer		Guarantor	Subsidiaries	Eliminations	FCX
ASSETS
Current assets:
Cash and cash equivalents	$—		$—	$1,985	$—	$1,985
Accounts receivable	855		659	2,258	(1,210)	2,562
Inventories	—		18	5,000	—	5,018
Other current assets	114		20	273	—	407
Total current assets	969		697	9,516	(1,210)	9,972
Property, plant, equipment and mining development costs, net	27		43	23,972	—	24,042
Oil and gas properties, net - full cost method:
Subject to amortization	—		6,207	6,265	—	12,472
Not subject to amortization	—		2,649	8,238	—	10,887
Investment in consolidated subsidiaries	31,162		9,712	12,468	(53,342)	—
Goodwill	—		437	1,479	—	1,916
Other assets	7,126		4,640	4,128	(11,710)	4,184
Total assets	$39,284		$24,385	$66,066	$(66,262)	$63,473

LIABILITIES AND EQUITY
Current liabilities	$1,003		$758	$4,222	$(1,210)	$4,773
Long-term debt, less current portion	13,184		7,199	8,056	(8,045)	20,394
Deferred income taxes	4,137	[a]	—	3,273	—	7,410
Environmental and asset retirement obligations, less current portion	—		301	2,958	—	3,259
Other liabilities	26		3,436	1,893	(3,665)	1,690
Total liabilities	18,350		11,694	20,402	(12,920)	37,526

Redeemable noncontrolling interest	—		—	716	—	716

Equity:
Stockholders' equity	20,934		12,691	41,100	(53,791)	20,934
Noncontrolling interests	—		—	3,848	449	4,297
Total equity	20,934		12,691	44,948	(53,342)	25,231
Total liabilities and equity	$39,284		$24,385	$66,066	$(66,262)	$63,473

a.	All U.S. related deferred income taxes are recorded at the parent company.
FREEPORT-McMoRan COPPER & GOLD INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Year Ended December 31, 2013

	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Revenues	$—	$1,177	$19,744	$—	$20,921
Cost of sales	5	976	13,656	—	14,637
Other operating costs and expenses	129	89	715	—	933
Total costs and expenses	134	1,065	14,371	—	15,570
Operating (loss) income	(134)	112	5,373	—	5,351
Interest expense, net	(319)	(129)	(129)	59	(518)
Losses on early extinguishment of debt	(45)	—	10	—	(35)
Gain on investment in MMR	128	—	—	—	128
Other income (expense), net	61	—	(15)	(59)	(13)
(Loss) income before income taxes and equity in affiliated companies' net earnings (losses)	(309)	(17)	5,239	—	4,913
Benefit from (provision for) income taxes	81	17	(1,573)	—	(1,475)
Equity in affiliated companies' net earnings (losses)	2,886	281	268	(3,432)	3
Net income (loss)	2,658	281	3,934	(3,432)	3,441
Net income and preferred dividends attributable to noncontrolling interests	—	—	(706)	(77)	(783)
Net income (loss) attributable to FCX common stockholders	$2,658	$281	$3,228	$(3,509)	$2,658

Other comprehensive income	—	—	101	—	101
Total comprehensive income (loss)	$2,658	$281	$3,329	$(3,509)	$2,759

FREEPORT-McMoRan COPPER & GOLD INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Year Ended December 31, 2013

	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Cash flow from operating activities:
Net income (loss)	$2,658	$281	$3,934	$(3,432)	$3,441
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	4	616	2,177	—	2,797
Net losses on crude oil and natural gas derivative contracts	—	334	—	—	334
Gain on investment in MMR	(128)	—	—	—	(128)
Equity in earnings of consolidated subsidiaries	(2,886)	(281)	(265)	3,432	—
Other, net	8	(14)	78	—	72
(Increases) decreases in working capital and changes in other tax payments, excluding amounts from the acquisitions	272	735	(1,384)	—	(377)
Net cash (used in) provided by operating activities	(72)	1,671	4,540	—	6,139

Cash flow from investing activities:
Capital expenditures	—	(894)	(4,392)	—	(5,286)
Acquisitions, net of cash acquired	(5,437)	—	(4)	—	(5,441)
Intercompany loans	834	—	(162)	(672)	—
Distributions from consolidated subsidiary	629	—	—	(629)	—
Other, net	15	30	(226)	—	(181)
Net cash used in investing activities	(3,959)	(864)	(4,784)	(1,301)	(10,908)

Cash flow from financing activities:
Proceeds from debt	11,260	—	241	—	11,501
Repayments of debt and redemption of MMR preferred stock	(4,737)	(416)	(551)	—	(5,704)
Intercompany loans	—	(391)	(281)	672	—
Cash dividends and distributions paid	(2,281)	—	(885)	629	(2,537)
Other, net	(211)	—	—	—	(211)
Net cash provided by (used in) financing activities	4,031	(807)	(1,476)	1,301	3,049

Net decrease in cash and cash equivalents	—	—	(1,720)	—	(1,720)
Cash and cash equivalents at beginning of year	—	—	3,705	—	3,705
Cash and cash equivalents at end of year	$—	$—	$1,985	$—	$1,985

NOTE 18.  SUBSEQUENT EVENTS
FCX evaluated events after December 31, 2013, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

NOTE 19.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Year
2013
Revenues	$4,583		$4,288	[a]	$6,165	[a]	$5,885	[a]	$20,921	[a]
Operating income	1,355	[b]	639	[b]	1,707	[b]	1,650	[b,c]	5,351	[b,c]
Net income	824		610	[e]	1,048		959	[e]	3,441	[e]
Net income attributable to noncontrolling
interests	176		128		227		252		783
Net income attributable to FCX common
stockholders	648	[b,d]	482	[a,b,d,e,f]	821	[a,b]	707	[a,b,c,d,e]	2,658	[a,b,c,d,e,f]
Basic net income per share attributable
to FCX common stockholders	0.68		0.49		0.79		0.68		2.65
Diluted net income per share attributable
to FCX common stockholders	0.68	[b,d]	0.49	[a,b,d,e,f]	0.79	[a,b]	0.68	[a,b,c,d,e]	2.64	[a,b,c,d,e,f]

2012
Revenues	$4,605		$4,475		$4,417		$4,513		$18,010
Operating income	1,734		1,311		1,411		1,358	[g,h]	5,814	[g,h]
Net income	1,001		894		1,140	[i]	945		3,980	[i]
Net income attributable to noncontrolling
interests	237		184		316	[i]	202		939	[i]
Net income attributable to FCX common
stockholders	764	[j]	710		824	[i]	743	[g,h]	3,041	[g,h,i,j]
Basic net income per share attributable
to FCX common stockholders	0.81		0.75		0.87		0.78		3.20
Diluted net income per share attributable
to FCX common stockholders	0.80	[j]	0.74		0.86	[i]	0.78	[g,h]	3.19	[g,h,i,j]

a.
Included charges of $36 million ($23 million to net income attributable to FCX common stockholders or $0.02 per share) in the second quarter, $158 million ($98 million to net income attributable to FCX common stockholders or $0.09 per share) in the third quarter, $118 million ($73 million to net income attributable to FCX common stockholders or $0.07 per share) in the fourth quarter and $312 million ($194 million to net income attributable to FCX common stockholders or $0.19 per share) for the year 2013 (reflecting the seven-month period from June 1, 2013, to December 31, 2013) for net unrealized and noncash realized losses on crude oil and natural gas derivative contracts.

b.
Included charges of $14 million ($10 million to net income attributable to FCX common stockholders or $0.01 per share) in the first quarter, $61 million ($36 million to net income attributable to FCX common stockholders or $0.04 per share) in the second quarter, $1 million ($1 million to net income attributable to FCX common stockholders) in the third quarter, $4 million ($3 million to net income attributable to FCX common stockholders) in the fourth quarter and $80 million ($50 million to net income attributable to FCX common stockholders or $0.05 per share) for the year for transaction and related costs principally associated with the acquisitions of PXP and MMR.

c.
Included charges in the fourth quarter and for the year of (i) $76 million ($49 million to net income attributable to FCX common stockholders or $0.05 per share) associated with updated mine plans at Morenci that resulted in a loss in recoverable copper in leach stockpiles, (ii) $37 million ($23 million to net income attributable to FCX common stockholders or $0.02 per share) associated with the restructuring of an executive employment arrangement and (iii) $36 million ($13 million to net income attributable to FCX common stockholders or $0.01 per share) associated with a new labor agreement at Cerro Verde.

d.
Included net losses (gains) on early extinguishment of debt totaling $40 million ($0.04 per share) in the first quarter, $(5) million ($(0.01) per share) in the second quarter for an adjustment related to taxes on the first quarter losses, $(7) million ($(0.01) per share) in the fourth quarter and $28 million ($0.03 per share) for the year. Refer to Note 8 for further discussion.

e.
Included a net tax benefit of $183 million ($0.19 per share) in the second quarter, $16 million ($0.01 per share) in the fourth quarter and $199 million ($0.20 per share) for the year associated with net reductions in FCX's deferred tax liabilities and deferred tax asset valuation allowances related to the acquisitions of PXP and MMR.

f.	Included a gain of $128 million ($0.13 per share) in the second quarter and for the year primarily related to FCX's preferred stock investment in and the subsequent acquisition of MMR.

g.
Included a gain of $59 million ($31 million to net income attributable to FCX common stockholders or $0.03 per share) in the fourth quarter and for the year for the settlement of the insurance claim for business interruption and property damage relating to the 2011 incidents affecting PT-FI's concentrate pipelines. Refer to Note 12 for further discussion.

h.
Included a charge of $16 million ($8 million to net income attributable to FCX common stockholders or $0.01 per share) in the fourth quarter and for the year associated with a labor agreement at Candelaria. Also included charges of $9 million ($7 million to net income attributable to FCX common stockholders or $0.01 per share) for costs associated with the PXP and MMR transactions.

i.
Included a net tax benefit of $208 million ($108 million attributable to noncontrolling interests and $100 million to net income attributable to FCX common stockholders or $0.11 per share) in the third quarter and $205 million ($107 million attributable to noncontrolling interests and $98 million to net income attributable to FCX common stockholders or $0.11 per share) for the year associated with adjustments to Cerro Verde's deferred income taxes. Refer to Note 11 for further discussion.

j.	Included losses on early extinguishment of debt totaling $149 million ($0.16 per share) in the first quarter and for the year. Refer to Note 8 for further discussion.

NOTE 20.  SUPPLEMENTARY MINERAL RESERVE INFORMATION (UNAUDITED)
Recoverable proven and probable reserves have been calculated as of December 31, 2013, in accordance with Industry Guide 7 as required by the Securities Exchange Act of 1934. FCX’s proven and probable reserves may not be comparable to similar information regarding mineral reserves disclosed in accordance with the guidance in other countries. Proven and probable reserves were determined by the use of mapping, drilling, sampling, assaying and evaluation methods generally applied in the mining industry, as more fully discussed below. The term “reserve,” as used in the reserve data presented here, means that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination. The term “proven reserves” means reserves for which (i) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (ii) grade and/or quality are computed from the results of detailed sampling; and (iii) the sites for inspection, sampling and measurements are spaced so closely and the geologic character is sufficiently defined that size, shape, depth and mineral content of reserves are well established. The term “probable reserves” means reserves for which quantity and grade are computed from information similar to that used for proven reserves but the sites for sampling are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

FCX’s reserve estimates are based on the latest available geological and geotechnical studies. FCX conducts ongoing studies of its ore bodies to optimize economic values and to manage risk. FCX revises its mine plans and estimates of proven and probable mineral reserves as required in accordance with the latest available studies.

Estimated recoverable proven and probable reserves at December 31, 2013, were determined using long-term average prices of $2.00 per pound for copper (consistent with the long-term average copper price used since December 31, 2010), $1,000 per ounce for gold and $10 per pound for molybdenum. For the three-year period ended December 31, 2013, LME spot copper prices averaged $3.64 per pound, London PM gold prices averaged $1,550 per ounce and the weekly average price for molybdenum quoted by Metals Week averaged $12.85 per pound.

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

	Recoverable Proven and Probable Mineral Reserves
	Estimated at December 31, 2013
	Copper[a] (billion pounds)	Gold (million ounces)	Molybdenum (billion pounds)
North America	36.2	0.4	2.55
South America	37.0	1.1	0.71
Indonesia	30.0	29.8	—
Africa	8.0	—	—
Consolidated[b]	111.2	31.3	3.26
Net equity interest[c]	88.6	28.3	2.93

a.	Consolidated recoverable copper reserves included 3.3 billion pounds in leach stockpiles and 1.4 billion pounds in mill stockpiles.

b.
Consolidated reserves represented estimated metal quantities after reduction for joint venture partner interests at the Morenci mine in North America and the Grasberg minerals district in Indonesia. Excluded from the table above were FCX’s estimated recoverable proven and probable reserves of 0.87 billion pounds of cobalt at Tenke and 308.5 million ounces of silver in Indonesia, South America and North America, which were determined using long-term average prices of $10 per pound for cobalt and $15 per ounce for silver.

c.
Net equity interest reserves represented estimated consolidated metal quantities further reduced for noncontrolling interest ownership. Excluded from the table above were FCX’s estimated recoverable proven and probable reserves of 0.48 billion pounds of cobalt at Tenke and 252.9 million ounces of silver in Indonesia, South America and North America.

	Recoverable Proven and Probable Mineral Reserves
	Estimated at December 31, 2013
		Average Ore Grade Per Metric Ton[a]					Recoverable Proven and Probable Reserves[b]
	Ore[a] (million	Copper	Gold		Molybdenum		Copper (billion	Gold (million		Molybdenum (billion
	metric tons)	(%)	(grams)		(%)		pounds)	ounces)		pounds)
North America
Developed and producing:
Morenci	3,779	0.27	—		—	[c]	14.6	—		0.15
Bagdad	1,449	0.31	—	[c]	0.02		7.9	0.1		0.39
Safford	149	0.45	—		—		1.2	—		—
Sierrita	2,534	0.23	—	[c]	0.03		11.0	0.1		1.08
Miami	15	0.43	—		—		0.2	—		—
Chino	376	0.42	0.02		—	[c]	2.6	0.2		0.01
Tyrone	69	0.34	—		—		0.5	—		—
Henderson	105	—	—		0.17		—	—		0.33
Climax	189	—	—		0.16		—	—		0.61
Undeveloped:
Cobre	73	0.39	—		—		0.3	—		—
South America
Developed and producing:
Cerro Verde	4,047	0.37	—		0.01		29.4	—		0.71
El Abra	576	0.45	—		—		3.6	—		—
Candelaria	281	0.58	0.14		—		3.9	1.1		—
Ojos del Salado	8	1.00	0.23		—		0.1	—	[c]	—
Indonesia
Developed and producing:
Grasberg open pit	206	0.95	1.08		—		3.6	5.8		—
Deep Ore Zone	152	0.56	0.73		—		1.6	2.8		—
Big Gossan	54	2.22	0.97		—		2.5	1.1		—
Undeveloped:
Grasberg Block Cave	1,000	1.02	0.78		—		18.9	16.1		—
Kucing Liar	420	1.24	1.07		—		9.8	6.5		—
Deep Mill Level Zone	526	0.83	0.70		—		8.3	9.3		—
Africa
Developed and producing:
Tenke Fungurume	113	3.34	—		—		8.0	—		—
Total 100% basis	16,121						128.0	43.1		3.28
Consolidated[d]							111.2	31.3		3.26
FCX’s equity share[e]							88.6	28.3		2.93

a.	Excludes material contained in stockpiles.

b.	Included estimated recoverable metals contained in stockpiles.

c.	Amounts not shown because of rounding.

d.	Consolidated reserves represented estimated metal quantities after reduction for joint venture partner interests at the Morenci mine in North America and the Grasberg minerals district in Indonesia.

e.	Net equity interest reserves represented estimated consolidated metal quantities further reduced for noncontrolling interest ownership.

NOTE 21.  SUPPLEMENTARY OIL AND GAS INFORMATION (UNAUDITED)
Costs Incurred. FCX's oil and gas acquisition, exploration and development activities since the acquisitions of PXP and MMR follow:

Property acquisition costs:
Proved properties[a]	$12,205
Unproved properties[b]	11,259
Exploration costs	502
Development costs	854
$24,820

a.	Included $12.2 billion from the acquisitions of PXP and MMR.

b.	Included $11.1 billion from the acquisitions of PXP and MMR.

These amounts included AROs of $1.1 billion (including $1.0 billion assumed in the acquisitions of PXP and MMR), capitalized general and administrative expenses of $67 million and capitalized interest of $69 million.

Capitalized Costs. The following table presents the aggregate capitalized costs subject to amortization for oil and gas properties and the aggregate related accumulated amortization as of December 31, 2013:

Properties subject to amortization	$13,829
Accumulated amortization	(1,357)
$12,472

The average amortization rate per barrel of oil equivalents (BOE) was $35.54 for the period from June 1, 2013, to December 31, 2013.

Costs Not Subject to Amortization. The following table summarizes the categories of costs comprising the amount of unproved properties not subject to amortization as of December 31, 2013:

U.S.:
Onshore
Acquisition costs	$3,109
Exploration costs	8
Capitalized interest	11
Offshore
Acquisition costs	7,528
Exploration costs	163
Capitalized interest	53
International:
Offshore
Acquisition costs	15
Exploration costs	—
Capitalized interest	—
$10,887

FCX expects that 61 percent of the costs not subject to amortization at December 31, 2013, will be transferred to the amortization base over the next five years and the majority of the remainder in the next seven to ten years.

Approximately 41 percent of the total U.S. net undeveloped acres is covered by leases that expire from 2014 to 2016; however, a significant portion of this acreage is expected to be retained by drilling operations or other means. The lease for FM O&G's Morocco acreage expires in 2016; however, FM O&G has the ability to extend the lease through 2019. Over 90 percent of the acreage in the Haynesville shale play in Louisiana and over 70 percent of the acreage in the Eagle Ford shale play in Texas is currently held by production or held by operations, and future plans include drilling or otherwise extending leases on the remaining acreage.

Results of Operations for Oil and Gas Producing Activities. The results of operations from oil and gas producing activities from June 1, 2013, to December 31, 2013, presented below exclude non-oil and gas revenues, general and administrative expenses, interest expense and interest income. Income tax expense was determined by applying the statutory rates to pre-tax operating results:

Revenues from oil and gas producing activities	$2,616
Production and delivery costs	(682)
Depreciation, depletion and amortization	(1,358)
Income tax expense (based on FCX's statutory tax rate)	(219)
Results of operations from oil and gas producing activities (excluding general and administrative expenses, interest expense and interest income)	$357

Proved Oil and Natural Gas Reserve Information. The following information summarizes the net proved reserves of oil (including condensate and natural gas liquids (NGLs)) and natural gas and the standardized measure as described below. All of the oil and natural gas reserves are located in the U.S.

Management believes the reserve estimates presented herein, in accordance with generally accepted engineering and evaluation principles consistently applied, are reasonable. However, there are numerous uncertainties inherent in estimating quantities and values of proved reserves and in projecting future rates of production and the amount and timing of development expenditures, including many factors beyond FCX's control. Reserve engineering is a subjective process of estimating the recovery from underground accumulations of oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Because all oil and natural gas reserve estimates are to some degree subjective, the quantities of oil and natural gas that are ultimately recovered, production and operating costs, the amount and timing of future development expenditures and future crude oil and natural gas sales prices may all differ from those assumed in these estimates. In addition, different reserve engineers may make different estimates of reserve quantities and cash flows based upon the same available data. Therefore, the standardized measure of discounted future net cash flows (Standardized Measure) shown below represents estimates only and should not be construed as the current market value of the estimated reserves attributable to FCX's oil and gas properties. In this regard, the information set forth in the following tables includes revisions of reserve estimates attributable to proved properties acquired from PXP and MMR, and reflect additional information from subsequent development activities, production history of the properties involved and any adjustments in the projected economic life of such properties resulting from changes in product prices.

Decreases in the prices of crude oil and natural gas could have an adverse effect on the carrying value of the proved reserves, reserve volumes and FCX's revenues, profitability and cash flows. FCX's reference prices for reserve determination are the WTI spot price for crude oil and the Henry Hub spot price for natural gas. As of February 14, 2014, the twelve-month average of the first-day-of-the-month historical reference price for natural gas has increased from $3.67 per MMBtu at year-end 2013 to $3.89 per MMBtu, while the comparable price for crude oil has increased from $96.94 per barrel at year-end 2013 to $97.46 per barrel.

Historically, the market price for California crude oil differs from the established market indices in the U.S. primarily because of the higher transportation and refining costs associated with heavy oil. Recently, however, the market price for California crude oil has strengthened relative to NYMEX and WTI primarily resulting from world demand and declining domestic supplies of both Alaskan and California crude oil. Approximately 40 percent of FCX's year-end 2013 oil and natural gas reserve volumes are attributable to properties in California where differentials to the reference prices have been volatile as a result of these factors.

The market price for GOM crude oil differs from WTI as a result of a large portion of FCX's production being sold under a Heavy Louisiana Sweet based pricing. Approximately 25 percent of FCX's 2013 oil and natural gas reserve volumes are attributable to properties in the GOM where oil price realizations are generally higher because of these marketing contracts.

Estimated Quantities of Oil and Natural Gas Reserves. The following table sets forth certain data pertaining to proved, proved developed and proved undeveloped reserves all of which are in the U.S. for the period June 1, 2013, to December 31, 2013.

	Oil	Gas	Total
	(MMbls)[a,b]	(Bcf)[a]	(MMBOE)[a]
Proved reserves:
Acquisitions of PXP and MMR	368	626	472
Extensions and discoveries	20	20	24
Revisions of previous estimates	11	(26)	7
Sale of reserves in-place	—	(3)	(1)
Production	(29)	(55)	(38)
Balance at December 31, 2013	370	562	464

Proved developed reserves at December 31, 2013	236	423	307

Proved undeveloped reserves at December 31, 2013	134	139	157

a.	MMbls = million barrels; Bcf = billion cubic feet; MMBOE = million BOE

b.	Included 20 MMBbls of NGL proved reserves, consisting of 14 MMBbls of proved developed and 6 MMBbls of proved undeveloped at December 31, 2013.

From June 1, 2013, to December 31, 2013, FCX had a total of 24 MMBOE of extensions and discoveries, including 16 MMBOE in the Eagle Ford shale play resulting from continued successful drilling that extended and developed FCX's proved acreage and 5 MMBOE in the Deepwater GOM, primarily associated with the previously drilled Holstein Deep development acquired during 2013.

From June 1, 2013, to December 31, 2013, FCX had net positive revisions of 7 MMBOE consisting of 29 MMBOE primarily related to improved performance at certain FCX onshore California and Deepwater GOM properties, partially offset by performance reductions of 22 MMBOE primarily related to certain other FCX Deepwater GOM properties and the Haynesville shale play.

From June 1, 2013, to December 31, 2013, FCX sold reserves in-place totaling 1 MMBOE related to its Panhandle properties.

Standardized Measure. The Standardized Measure (discounted at 10 percent) from production of proved oil and natural gas reserves has been developed as of December 31, 2013, in accordance with SEC guidelines. FCX estimated the quantity of proved oil and natural gas reserves and the future periods in which they are expected to be produced based on year-end economic conditions. Estimates of future net revenues from FCX's proved oil and gas properties and the present value thereof were made using the twelve-month average of the first-day-of-the-month historical reference prices as adjusted for location and quality differentials, which are held constant throughout the life of the oil and gas properties, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. Future gross revenues were reduced by estimated future operating costs (including production and ad valorem taxes) and future development and abandonment costs, all of which were based on current costs in effect at December 31, 2013, and held constant throughout the life of the oil and gas properties. Future income taxes were calculated by applying the statutory federal and state income tax rate to pre-tax future net cash flows, net of the tax basis of the respective oil and gas properties and utilization of FCX's available tax carryforwards related to its oil and gas operations.

Excluding the impact of crude oil and natural gas derivative contracts, the average realized sales prices used in FCX's reserve reports as of December 31, 2013, were $99.67 per barrel of crude oil and $3.64 per one thousand cubic feet (Mcf) of natural gas.

The Standardized Measure related to proved oil and natural gas reserves as of December 31, 2013, follows:

Future cash inflows	$38,901
Future production expense	(12,774)
Future development costs[a]	(6,480)
Future income tax expense	(4,935)
Future net cash flows	14,712
Discounted at 10% per year	(5,295)
Standardized Measure	$9,417
a. Included estimated asset retirement costs of $1.8 billion.

The following table summarizes the principal sources of changes in the Standardized Measure from June 1, 2013, to December 31, 2013:

Reserves acquired in the acquisitions of PXP and MMR	$14,467
Sales, net of production expenses	(2,296)
Net changes in sales and transfer prices, net of production expenses	(459)
Extensions, discoveries and improved recoveries	752
Changes in estimated future development costs	(1,190)
Previously estimated development costs incurred during the year	578
Sales of reserves in-place	(12)
Other purchases of reserves in-place	—
Revisions of quantity estimates	102
Accretion of discount	701
Net change in income taxes	(3,226)
Balance at December 31, 2013	$9,417

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

(b)           Changes in internal controls. During the fourth quarter of 2013, we completed implementation, originally begun in 2011, of a new enterprise resource planning (ERP) information technology system to upgrade our information technology infrastructure and enhance operating efficiency and effectiveness across our mining operations. Appropriate training of employees, testing of the system and monitoring of the financial results recorded in the system were conducted during the implementation, and management has updated our system of internal control over financial reporting for the impacted operating business units.

During second-quarter 2013, we completed our acquisitions of Plains Exploration & Production Company and McMoRan Exploration Co. (collectively known as FM O&G). We consider these oil and gas acquisitions material to our results of operations, financial position and cash flows. As of December 31, 2013, the assets of FM O&G represented 41 percent of our total assets, and revenue from the FM O&G operations for the seven month period following the acquisitions represented 13 percent of our total revenue for the year 2013. Refer to Note 2 for additional information regarding our oil and gas acquisitions.

We have completed the integration of FM O&G internal controls and procedures and extended our Sarbanes-Oxley Act Section 404 compliance program to include FM O&G.

With the exception of the ERP implementation and the FM O&G integration activities described above, there has been no change in our internal control over financial reporting that occurred during the three months ended

December 31, 2013, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)           Management’s annual report on internal control over financial reporting and the report thereon of Ernst & Young LLP are included herein under Item 8. “Financial Statements and Supplemental Data.”

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information set forth under the captions “Information About Director Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement to be filed with the United States Securities and Exchange Commission (SEC), relating to our 2014 annual meeting of stockholders, is incorporated herein by reference. The information required by Item 10 regarding our executive officers appears in a separately captioned heading after Item 4 in Part I of this report.

Item 11.  Executive Compensation.

The information set forth under the captions “Director Compensation” and “Executive Officer Compensation” of our definitive proxy statement to be filed with the SEC, relating to our 2014 annual meeting of stockholders, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the captions “Stock Ownership of Directors and Executive Officers” and “Stock Ownership of Certain Beneficial Owners” of our definitive proxy statement to be filed with the SEC, relating to our 2014 annual meeting of stockholders, is incorporated herein by reference.

Equity Compensation Plan Information

We have equity compensation plans pursuant to which our common stock may be issued to employees and non-employees as compensation pursuant to outstanding equity awards, including two plans that were assumed in connection with the acquisition of Plains Exploration & Production Company (PXP) under which stock-settled restricted stock units were previously issued, and also including seven plans that were assumed in connection with the acquisition of McMoRan Exploration Co. under which stock-settled restricted stock units and non-qualified stock options were previously issued. Only our 2006 Stock Incentive Plan, which was previously approved by our stockholders, has shares available for future grant.

The following table presents information regarding these equity compensation plans as of December 31, 2013:

	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans
approved by security holders	46,238,147	[a]	$35.74	24,450,534	[c]
Equity compensation plans not
approved by security holders	1,220,953	[b]	—	—
Total	47,459,100		35.74	24,450,534	[c]

a.
Includes shares issuable upon the vesting of 1,917,423 restricted stock units, and the termination of deferrals with respect to 1,117,100 restricted stock units that were vested as of December 31, 2013. These awards are not reflected in column (b) as they do not have an exercise price. The number of securities to be issued in column (a) does not include 1,430 outstanding stock appreciation rights and 1,430 restricted stock units, which are payable solely in cash.

b.
Represents restricted stock units outstanding as of December 31, 2013, under plans approved by PXP shareholders that were assumed in the acquisition of PXP. These awards are not reflected in column (b) as they do not have an exercise price. The number of securities to be issued in column (a) does not include 1,925,607 outstanding stock appreciation rights and 2,218,382 restricted stock units, which were assumed in the acquisition of PXP and are payable solely in cash.

c.
As of December 31, 2013, there were 24,450,534 shares remaining available for future issuance under the 2006 Stock Incentive Plan, all of which could be issued pursuant to awards of stock options or stock appreciation rights and only 9,813,534 of which could be issued pursuant to awards of restricted stock, restricted stock units or “Other Stock-Based Awards,” which awards are valued in whole or in part on the value of the shares of common stock.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the caption “Certain Transactions” of our definitive proxy statement to be filed with the SEC, relating to our 2014 annual meeting of stockholders, is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information set forth under the caption “Independent Registered Public Accounting Firm” of our definitive proxy statement to be filed with the SEC, relating to our 2014 annual meeting of stockholders, is incorporated herein by reference.

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

GLOSSARY OF TERMS
Following is a glossary of selected terms used throughout the FCX Form 10-K that are technical in nature:
Mining
Adits. A horizontal passage leading into a mine for the purposes of access or drainage.
Agitation-leach plant. A processing plant that recovers copper and other metals by passing a slurry of finely ground ores mixed with acidic solutions through a series of continuously stirred tanks.
Alluvial aquifers. A water-bearing deposit of loosely arranged gravel, sand or silt left behind by a river or other flowing water.
Anode. A positively charged metal sheet, usually lead, on which oxidation occurs. During the electro-refining process, the anodes are impure copper sheets from the smelting process that require further processing to produce refined copper cathodes.
Azurite. A bluish supergene copper mineral and ore found in the oxidized portions of copper deposits often associated with malachite.
Bench. The horizontal floor cuttings along which mining progresses in an open-pit mine. As the pit progresses to lower levels, safety benches are left in the walls to catch any falling rock.
Blasthole stoping. An underground mining method that extracts the ore zone in large vertical rooms. The ore is broken by blasting using large-diameter vertical drill holes.
Block cave. A general term used to describe an underground mining method where the extraction of ore depends largely on the action of gravity. By continuously removing a thin horizontal layer at the bottom mining level of the ore column, the vertical support of the ore column is removed and the ore then caves by gravity.
Bornite. A red-brown isometric mineral comprising copper, iron and sulfur.
Brochantite. A greenish-black copper mineral occurring in the oxidation zone of copper sulfide deposits.
Carrollite. A cubic sulfide of cobalt with small amounts of copper, iron and nickel.
Cathode. Refined copper produced by electro-refining of impure copper or by electrowinning.
Chalcocite. A grayish copper sulfide mineral, usually found as a supergene in copper deposits formed from the re-deposition of copper minerals that were solubilized from the oxide portion of the deposit.
Chalcopyrite. A brass-yellow sulfide of mineral copper and iron.
Chrysocolla. A bluish-green to emerald-green oxide copper mineral that forms incrustations and thin seams in oxidized parts of copper-mineral veins; a source of copper and an ornamental stone.
Cobalt. A tough, lustrous, nickel-white or silvery-gray metallic element often associated with nickel and copper ores from which it is obtained as a by-product.
Concentrate. The resulting product from the concentrating process that is composed predominantly of copper sulfide or molybdenum sulfide minerals. Further processing might include smelting and electro-refining, or roasting.
Concentrating. The process by which ore is separated into metal concentrates through crushing, milling and flotation.
Concentrator. A process plant used to separate targeted minerals from gangue and produce a mineral concentrate that can be marketed or processed by additional downstream processes to produce salable metals or mineral products. Term is used interchangeably with Mill.
Contained copper. The percentage of copper in a mineral sample before the reduction of amounts unable to be recovered during the metallurgical process.

Copper sulfate. A solid copper product of blue crystals formed by evaporation and crystallization from a sulfate solution containing copper.
Covellite. A metallic, indigo-blue supergene mineral found in copper deposits.
Crushed-ore leach pad. A slightly sloping pad upon which leach ores are placed in lifts for processing.
Cutoff grade. The minimum percentage of copper contained in the ore for processing. When percentages are below this grade, the material would be routed to a high-lift or waste stockpile. When percentages are above grade, the material would be processed using concentrating or leaching methods for higher recovery.
Disseminations. A mineral deposit in which the desired minerals occur as scattered particles in the rock that has sufficient quantity to be considered an ore deposit.
Electrolytic refining. The purification of metals by electrolysis. A large piece of impure copper is used as the anode with a thin strip of pure copper as the cathode.
Electrowinning. A process that uses electricity to plate copper contained in an electrolyte solution into copper cathode.
Flotation. A concentrating process in which valuable minerals attach themselves to bubbles of an oily froth for separation as concentrate. The gangue material from the flotation process reports as a tailing product.
Grade. The relative quality or percentage of metal content.
Heterogenite. A cobalt mineral containing up to 4 percent copper oxide.
Leach stockpiles. A quantity of leachable ore placed on a leach pad or in another suitable location that permits leaching and collection of solutions that contain solubilized metal.
Leaching. The process of extracting copper using a chemical solution to dissolve copper contained in ore.
Malachite. A bright-green copper mineral (ore) that often occurs with azurite in oxidized zones of copper deposits.
Metric ton. The equivalent of 2,204.62 pounds.
Mill stockpile. Millable ore that has been mined and placed at the concentrator, and is available for future processing.
Mine-for-leach. A mining operation focused on mining only leachable ores.
Mineralization. The process by which a mineral is introduced into a rock, resulting in concentration of minerals that may form a valuable or potentially valuable deposit.
Molybdenite. A black, platy, disulfide of molybdenum. It is the most common ore of molybdenum.
Ore body. A continuous, well-defined mass of mineralized material of sufficient ore content to make extraction economically feasible.
Oxide. In mining, oxide is used as an ore classification relating to material that usually leaches well but does not perform well in a concentrator. Oxide minerals in mining refer to an oxidized form.
Porphyry. A deposit in which minerals of copper, molybdenum, gold or, less commonly, tungsten and tin are disseminated or occur in stock-work of small veinlets within a large mass of hydro-thermally altered igneous rock. The host rock is commonly an intrusive porphyry, but other rocks intruded by a porphyry can also be hosts for ore minerals.
Production level. With respect to underground mining, the elevation of the underground works that permit extraction/transport of the ore to a common point, shaft or plant.
Pseudomalachite. A dark-green monoclinic copper mineral.

Roasting. The heating of sulfide ores to oxidize sulfides to facilitate further processing.
Run-of-Mine (ROM). Leachable ore that is mined and directly placed on a leach pad without utilizing any further processes to reduce particle size prior to leaching.
Skarn. A Swedish mining term for silicate gangue of certain iron ore and sulfide deposits of Archaean age, particularly those that have replaced limestone and dolomite. Its meaning has been generally expanded to include lime-bearing silicates, of any geologic age, derived from nearly pure limestone and dolomite with the introduction of large amounts of silicon, aluminum, iron and magnesium.
Smelting. The process of melting and oxidizing concentrates to separate copper and precious metals from metallic and non-metallic impurities, including iron, silica, alumina and sulfur.
Solution extraction. A process that transfers copper from a copper-bearing ore to an organic solution, then to an electrolyte. The electrolyte is then pumped to a tankhouse where the copper is extracted, using electricity, into a copper cathode (refer to the term Electrowinning).
Spot price. The current price at which a commodity can be bought or sold at a specified time and place.
Stope. An underground mining method that is usually applied to highly inclined or vertical veins. Ore is extracted by driving horizontally upon it in a series of workings, one immediately over the other. Each horizontal working is called a stope because when a number of them are in progress, each working face under attack assumes the shape of a flight of stairs.
Sublevel stoping. An underground mining method in which ore is excavated in open stopes, retreating from one end of the stope toward the other. Its characteristic feature is the use of sublevels.
Sulfide. A mineral compound containing sulfur and a metal. Copper sulfides can be concentrated or leached, depending on the mineral type.
Tailing. The material remaining after economically recoverable metals and minerals have been extracted.
Tolling. The process of converting customer-owned material into specified products, which is then returned to the customer.
Oil and Gas
3-D seismic data. Seismic data which has been digitally recorded, processed and analyzed in a manner that permits three-dimensional displays of geologic structures.
API gravity. A system of classifying oil based on its specific gravity, whereby the greater the gravity, the lighter the oil.
Barrel or Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume (used in reference to crude oil or other liquid hydrocarbons).
Block. A block depicted on the Outer Continental Shelf Leasing and Official Protraction Diagrams issued by BOEM or a similar depiction on official protraction or similar diagrams issued by a state bordering on the Gulf of Mexico.
Blowouts. Accidents resulting from loss of hydraulic well control while conducting drilling operations.
Barrel of Oil Equivalent or BOE. One stock tank barrel equivalent of oil, calculated by converting gas volumes to equivalent oil barrels at a ratio of 6 thousand cubic feet to 1 barrel of oil.
British thermal unit or Btu. One British thermal unit is the amount of heat required to raise the temperature of one pound of water by one degree Fahrenheit.
Completion. The installation of permanent equipment for production of oil or gas, or, in the case of a dry well, the reporting to the appropriate authority that the well has been abandoned.
Condensate. A mixture of hydrocarbons that exists in the gaseous phase at original reservoir temperature and pressure, but that, when produced, is in the liquid phase at surface pressure and temperature.

Cratering. The collapse of the circulation system dug around the drilling rig for the prevention of blowouts.
Deterministic estimate. The method of estimating reserves or resources is called deterministic when a single value for each parameter (from the geoscience, engineering, or economic data) in the reserves calculation is used in the reserves estimation procedure.
Developed oil and gas reserves. Developed oil and gas reserves are reserves of any category that can be expected to be recovered: (i) through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and (ii) through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.
Development well. A well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.
Differential. An adjustment to the price of oil or natural gas from an established spot market price to reflect differences in the quality and/or location of oil or gas.
Exploratory well. A well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir.
Field. An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition. There may be two or more reservoirs in a field that are separated vertically by intervening impervious, strata, or laterally by local geologic barriers, or by both. Reservoirs that are associated by being in overlapping or adjacent fields may be treated as a single or common operational field. The geological terms "structural feature" and "stratigraphic condition" are intended to identify localized geological features as opposed to the broader terms of basins, trends, provinces, plays, areas-of-interest, etc.
Gross well or gross acre. A well or acre in which the registrant owns a working interest. The numbers of gross wells is the total number of wells in which the registrant owns a working interest.
Net well or net acre. Deemed to exist when the sum of the fractional ownership working interests in gross wells or acres equals one. The number of net wells or acres is the sum of the fractional working interests owned in gross wells or acres expressed as whole numbers and fractions of whole numbers.
Natural gas liquids or NGLs. Hydrocarbons (primarily ethane, propane, butane and natural gasolines) which have been extracted from wet natural gas and become liquid under various combinations of increasing pressure and lower temperature.
Net revenue interest. An interest in a revenue stream net of all other interests burdening that stream, such as a lessor’s royalty and any overriding royalties. For example, if a lessor executes a lease with a one-eighth royalty, the lessor’s net revenue interest is 12.5 percent and the lessee’s net revenue interest is 87.5 percent.
Pay. Reservoir rock containing crude oil or natural gas.
Play. A geographic area with hydrocarbon potential.
Possible reserves. Possible reserves are those additional reserves that are less certain to be recovered than probable reserves.
Reasonable certainty. If deterministic methods are used, reasonable certainty means a high degree of confidence that the quantities will be recovered. If probabilistic methods are used, there should be at least a 90% probability that the quantities actually recovered will equal or exceed the estimate. A high degree of confidence exists if the quantity is much more likely to be achieved than not, and, as changes due to increased availability of geoscience (geological, geophysical and geochemical), engineering and economic data are made to estimated ultimate recovery with time, reasonably certain estimated ultimate recovery is much more likely to increase or remain constant than to decrease.
Reserve life. A measure of the productive life of an oil and gas property or a group of properties, expressed in years. Reserve life is calculated by dividing proved reserve volumes at year end by production volumes. In our calculation of reserve life, production volumes are based on annualized fourth-quarter production and are adjusted, if necessary, to reflect property acquisitions and dispositions.

Reservoir. A porous and permeable underground formation containing a natural accumulation of producible oil and/or gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.
Resources. Resources are quantities of oil and gas estimated to exist in naturally occurring accumulations. A portion of the resources may be estimated to be recoverable, and another portion may be considered to be unrecoverable. Resources include both discovered and undiscovered accumulations.
Royalty interest. An interest in an oil and gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner’s royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.
Sands. Sandstone or other sedimentary rocks.
Shale. A fine-grained, clastic sedimentary rock composed of mud that is a mix of flakes of clay minerals and tiny fragments of other minerals.
Standardized measure. The present value, discounted at 10 percent per year, of estimated future net revenues from the production of proved reserves, computed by applying sales prices used in estimating proved oil and natural gas reserves to the year-end quantities of those reserves in effect as of the dates of such estimates and held constant throughout the productive life of the reserves (except for consideration of future price changes to the extent provided by contractual arrangements in existence at year-end), and deducting the estimated future costs to be incurred in developing, producing and abandoning the proved reserves (computed based on year-end costs and assuming continuation of existing economic conditions). Future income taxes are calculated by applying the appropriate year-end statutory federal and state income tax rates, with consideration of future tax rates already legislated, to pre-tax future net cash flows, net of the tax basis of the properties involved and utilization of available tax carryforwards related to proved oil and natural gas reserves.
Undeveloped acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of economic quantities of oil or gas regardless of whether the acreage contains proved reserves.
Undeveloped oil and gas reserves. Undeveloped oil and natural gas reserves are reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. Under no circumstances shall estimates for undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.
Working interest. An interest in an oil and gas lease that gives the owner of the interest the right to drill for and produce oil and gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations.
For additional information regarding the definitions contained in this Glossary, or for other oil and gas definitions, refer to Rule 4-10 of Regulation S-X.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2014.

Freeport-McMoRan Copper & Gold Inc.

By:/s/ Richard C. Adkerson
Richard C. Adkerson
Vice Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on February 27, 2014.

*	Chairman of the Board
James R. Moffett

/s/ Richard C. Adkerson	Vice Chairman of the Board, President and Chief Executive Officer
Richard C. Adkerson	(Principal Executive Officer)

*	Vice Chairman of the Board
James C. Flores

/s/ Kathleen L. Quirk	Executive Vice President, Chief Financial Officer and Treasurer
Kathleen L. Quirk	(Principal Financial Officer)

*	Vice President and Controller - Financial Reporting
C. Donald Whitmire, Jr.	(Principal Accounting Officer)

*	Director
Robert J. Allison, Jr.

*	Director
Alan R. Buckwalter III

*	Director
Robert A. Day

*	Director
Gerald J. Ford

*	Director
Thomas A. Fry, III

S - 1

*	Director
H. Devon Graham, Jr.

*	Director
Lydia H. Kennard

*	Director
Charles C. Krulak

*	Director
Bobby Lee Lackey

*	Director
Jon C. Madonna

*	Director
Dustan E. McCoy

*	Director
Stephen H. Siegele

*	Director
Frances Fragos Townsend

* By: /s/ Richard C. Adkerson
Richard C. Adkerson
Attorney-in-Fact

S - 2

FREEPORT-McMoRan COPPER & GOLD INC.
INDEX TO FINANCIAL STATEMENTS

Our financial statements and the notes thereto, and the report of Ernst & Young LLP included in our 2013 annual report are incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
  FREEPORT-McMoRan COPPER & GOLD INC.

We have audited the consolidated financial statements of Freeport-McMoRan Copper & Gold Inc. as of December 31, 2013 and 2012, and for each of the three years in the period ended December 31, 2013, and have issued our report thereon dated February 27, 2014. Our audits also included the financial statement schedule listed in the index above for this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Phoenix, Arizona
February 27, 2014

F - 1

  FREEPORT-McMoRan COPPER & GOLD INC.
  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
  (In millions)

		Additions
	Balance at	Charged to	Charged to	Other		Balance at
	Beginning of	Costs and	Other	Additions		End of
	Year	Expense	Accounts	(Deductions)		Year
Reserves and allowances deducted
from asset accounts:
Materials and supplies inventory allowances
Year Ended December 31, 2013	$27	$22	$—	$(25)	[a]	$24
Year Ended December 31, 2012	26	7	—	(6)	[a]	27
Year Ended December 31, 2011	26	4	—	(4)	[a]	26
Valuation allowance for deferred tax assets
Year Ended December 31, 2013	$2,443	$42	$—	$—		$2,485
Year Ended December 31, 2012	2,393	49	1	—		2,443
Year Ended December 31, 2011	2,226	146	21	—		2,393

Reserves for non-income taxes:
Year Ended December 31, 2013	$80	$35	$(1)	$(36)	[b]	$78
Year Ended December 31, 2012	73	21	(2)	(12)	[b]	80
Year Ended December 31, 2011	73	12	(2)	(10)	[b]	73

a.	Primarily represents write-offs of obsolete materials and supplies inventories.

b.	Represents amounts paid or adjustments to reserves based on revised estimates.

F - 2

FREEPORT-McMoRan COPPER & GOLD INC.
EXHIBIT INDEX
Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
2.1	Agreement and Plan of Merger dated as of November 18, 2006, by and among Freeport-McMoRan Copper & Gold Inc. (FCX), Phelps Dodge Corporation and Panther Acquisition Corporation.		8-K	333-139252	11/20/2006
2.2	Agreement and Plan of Merger by and among Plains Exploration & Production Company, Freeport-McMoRan Copper & Gold Inc. and IMONC LLC, dated as of December 5, 2012.		8-K	001-11307-01	12/6/2012
2.3	Agreement and Plan of Merger by and among McMoRan Exploration Co., Freeport-McMoRan Copper & Gold Inc. and INAVN Corp., dated as of December 5, 2012.		8-K	001-11307-01	12/6/2012
3.1	Composite Certificate of Incorporation of FCX.		10-Q	001-11307-01	8/6/2010
3.2	Composite By-Laws of FCX, as of July 16, 2013.		8-K	001-11307-01	7/18/2013
4.1
Indenture dated as of February 13, 2012, between Freeport-McMoRan Copper & Gold Inc. and U.S. Bank National Association, as Trustee (relating to the 1.4% Senior Notes due 2015, the 2.15% Senior Notes due 2017, and the 3.55% Senior Notes due 2022).
			8-K	001-11307-01	2/13/2012
4.2	First Supplemental Indenture dated as of February 13, 2012, between Freeport-McMoRan Copper & Gold Inc. and U.S. Bank National Association, as Trustee (relating to the 1.4% Senior Notes due 2015).		8-K	001-11307-01	2/13/2012
4.3	Second Supplemental Indenture dated as of February 13, 2012, between Freeport-McMoRan Copper & Gold Inc. and U.S. Bank National Association, as Trustee (relating to the 2.15% Senior Notes due 2017).		8-K	001-11307-01	2/13/2012
4.4	Third Supplemental Indenture dated as of February 13, 2012, between Freeport-McMoRan Copper & Gold Inc. and U.S. Bank National Association, as Trustee (relating to the 3.55% Senior Notes due 2022).		8-K	001-11307-01	2/13/2012
4.5
Fourth Supplemental Indenture dated as of May 31, 2013, among Freeport-McMoRan Copper & Gold Inc., Freeport-McMoRan Oil & Gas LLC and U.S. Bank National Association, as Trustee (relating to the 1.4% Senior Notes due 2015, the 2.15% Senior Notes due 2017, and the 3.55% Senior Notes due 2022).

			8-K	001-11307-01	6/3/2013
4.6
Indenture dated as of March 7, 2013, between Freeport-McMoRan Copper & Gold Inc. and U.S. Bank National Association, as Trustee (relating to the 2.375% Senior Notes due 2018, the 3.100% Senior Notes due 2020, the 3.875% Senior Notes due 2023, and the 5.450% Senior Notes due 2043).

			8-K	001-11307-01	3/7/2013
4.7
Supplemental Indenture dated as of May 31, 2013, among Freeport-McMoRan Copper & Gold Inc., Freeport-McMoRan Oil & Gas LLC and U.S. Bank National Association, as Trustee (relating to the 2.375% Senior Notes due 2018, the 3.100% Senior Notes due 2020, the 3.875% Senior Notes due 2023, and the 5.450% Senior Notes due 2043).

			8-K	001-11307-01	6/3/2013
4.8
Indenture dated as of March 13, 2007, among Plains Exploration & Production Company, the Subsidiary Guarantors parties thereto, and Wells Fargo Bank, N.A., as Trustee (relating to the 8.625% Senior Notes due 2019, the 7.625% Senior Notes due 2020, the 6.625% Senior Notes due 2021, the 6.75% Senior Notes due 2022, the 6.125% Senior Notes due 2019, the 6.5% Senior Notes due 2020, and the 6.875% Senior Notes due 2023).

			8-K	001-31470	3/13/2007

FREEPORT-McMoRan COPPER & GOLD INC.
EXHIBIT INDEX
Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
4.9
Tenth Supplemental Indenture dated as of September 11, 2009 to the Indenture dated as of March 13, 2007, among Plains Exploration & Production Company, the Subsidiary Guarantors parties thereto and Wells Fargo Bank, N.A., as Trustee (relating to the 8.625% Senior Notes due 2019).

			8-K	001-31470	9/11/2009
4.10
Eleventh Supplemental Indenture dated as of March 29, 2010 to the Indenture dated as of March 13, 2007, among Plains Exploration & Production Company, the Subsidiary Guarantors parties thereto and Wells Fargo Bank, N.A., as Trustee (relating to the 7.625% Senior Notes due 2020).

			8-K	001-31470	3/29/2010
4.11
Twelfth Supplemental Indenture dated as of March 29, 2011 to the Indenture dated as of March 13, 2007, among Plains Exploration & Production Company, the Subsidiary Guarantors parties thereto and Wells Fargo Bank, N.A., as Trustee (relating to the 6.625% Senior Notes due 2021).

			8-K	001-31470	3/29/2011
4.12
Thirteenth Supplemental Indenture dated as of November 21, 2011 to the Indenture dated as of March 13, 2007, among Plains Exploration & Production Company, the Subsidiary Guarantors parties thereto and Wells Fargo Bank, N.A., as Trustee (relating to the 6.75% Senior Notes due 2022).
			8-K	001-31470	11/22/2011
4.13
Fourteenth Supplemental Indenture dated as of April 27, 2012 to the Indenture dated as of March 13, 2007, among Plains Exploration & Production Company, the Subsidiary Guarantors parties thereto and Wells Fargo Bank, N.A., as Trustee (relating to the 6.125% Senior Notes due 2019).

			8-K	001-31470	4/27/2012
4.14
Sixteenth Supplemental Indenture dated as of October 26, 2012 to the Indenture dated as of March 13, 2007, among Plains Exploration & Production Company, the Subsidiary Guarantors parties thereto and Wells Fargo Bank, N.A., as Trustee (relating to the 6.5% Senior Notes due 2020).

			8-K	001-31470	10/26/2012
4.15
Seventeenth Supplemental Indenture dated as of October 26, 2012 to the Indenture dated as of March 13, 2007, among Plains Exploration & Production Company, the Subsidiary Guarantors parties thereto and Wells Fargo Bank, N.A., as Trustee (relating to the 6.875% Senior Notes due 2023).

			8-K	001-31470	10/26/2012
4.16
Eighteenth Supplemental Indenture dated as of May 31, 2013 to the Indenture dated as of March 13, 2007, among Freeport-McMoRan Oil & Gas LLC, as Successor Issuer, FCX Oil & Gas Inc., as Co-Issuer, Freeport-McMoRan Copper & Gold Inc., as Parent Guarantor, Plains Exploration & Production Company, as Original Issuer, and Wells Fargo Bank, N.A., as Trustee (relating to the 8.625% Senior Notes due 2019, the 7.625% Senior Notes due 2020, the 6.625% Senior Notes due 2021, the 6.75% Senior Notes due 2022, the 6.125% Senior Notes due 2019, the 6.5% Senior Notes due 2020, and the 6.875% Senior Notes due 2023).

			8-K	001-11307-01	6/3/2013
4.17
Form of Indenture dated as of September 22, 1997, between Phelps Dodge Corporation and The Chase Manhattan Bank, as Trustee (relating to the 7.125% Senior Notes due 2027, the 9.50% Senior Notes due 2031, and the 6.125% Senior Notes due 2034).

			S-3	333-36415	9/25/1997
4.18
Form of 7.125% Debenture due November 1, 2027 of Phelps Dodge Corporation issued on November 5, 1997, pursuant to the Indenture dated as of September 22, 1997, between Phelps Dodge Corporation and The Chase Manhattan Bank, as Trustee (relating to the 7.125% Senior Notes due 2027).

			8-K	001-00082	11/3/1997

FREEPORT-McMoRan COPPER & GOLD INC.
EXHIBIT INDEX
Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
4.19
Form of 9.5% Note due June 1, 2031 of Phelps Dodge Corporation issued on May 30, 2001, pursuant to the Indenture dated as of September 22, 1997, between Phelps Dodge Corporation and First Union National Bank, as successor Trustee (relating to the 9.50% Senior Notes due 2031).

			8-K	001-00082	5/30/2001
4.20
Form of 6.125% Note due March 15, 2034 of Phelps Dodge Corporation issued on March 4, 2004, pursuant to the Indenture dated as of September 22, 1997, between Phelps Dodge Corporation and First Union National Bank, as successor Trustee (relating to the 6.125% Senior Notes due 2034).

			10-K	001-00082	3/7/2005
4.21
Registration Rights Agreement dated as of March 7, 2013, among Freeport-McMoRan Copper & Gold Inc. and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the Initial Purchasers (relating to the 2.375% Senior Notes due 2018).

			8-K	001-11307-01	3/7/2013
4.22
Registration Rights Agreement dated as of March 7, 2013, among Freeport-McMoRan Copper & Gold Inc. and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the Initial Purchasers (relating to the 3.100% Senior Notes due 2020).

			8-K	001-11307-01	3/7/2013
4.23
Registration Rights Agreement dated as of March 7, 2013, among Freeport-McMoRan Copper & Gold Inc. and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the Initial Purchasers (relating to the 3.875% Senior Notes due 2023).

			8-K	001-11307-01	3/7/2013
4.24
Registration Rights Agreement dated as of March 7, 2013, among Freeport-McMoRan Copper & Gold Inc. and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the Initial Purchasers (relating to the 5.450% Senior Notes due 2043).

			8-K	001-11307-01	3/7/2013
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
10.16
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
10.17
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
10.18
Purchase Agreement dated as of February 28, 2013 among Freeport-McMoRan Copper & Gold Inc. and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several initial purchasers named in Schedule 1 thereto.

			8-K	001-11307-01	3/5/2013
10.19*	Letter Agreement, dated as of December 5, 2012, by and among James C. Flores, Plains Exploration & Production Company and Freeport-McMoRan Copper & Gold Inc.		8-K	001-11307-01	12/6/2012
10.20*	Letter Agreement dated as of December 19, 2013, by and between Freeport-McMoRan Copper & Gold Inc. and Richard C. Adkerson.		8-K	001-11307-01	12/23/2013
10.21*	FCX Director Compensation.		10-Q	001-11307-01	5/6/2011
10.22*	Amended and Restated Executive Employment Agreement dated effective as of December 2, 2008, between FCX and James R. Moffett.		10-K	001-11307-01	2/26/2009
10.23*	Amended and Restated Change of Control Agreement dated effective as of December 2, 2008, between FCX and James R. Moffett.		10-K	001-11307-01	2/26/2009
10.24*	Amended and Restated Executive Employment Agreement dated effective as of December 2, 2008, between FCX and Kathleen L. Quirk.		10-K	001-11307-01	2/26/2009
10.25*	Amendment to Amended and Restated Executive Employment Agreement dated December 2, 2008, by and between FCX and Kathleen L. Quirk, dated April 27, 2011.		8-K	001-11307-01	4/29/2011
10.26*	FCX Executive Services Program		10-K	001-11307-01	2/27/2012
10.27*	FCX Supplemental Executive Retirement Plan, as amended and restated.		8-K	001-11307-01	2/5/2007
10.28*	FCX Supplemental Executive Capital Accumulation Plan.		10-Q	001-11307-01	5/12/2008
10.29*	FCX Supplemental Executive Capital Accumulation Plan Amendment One.		10-Q	001-11307-01	5/12/2008
10.30*	FCX Supplemental Executive Capital Accumulation Plan Amendment Two.		10-K	001-11307-01	2/26/2009

FREEPORT-McMoRan COPPER & GOLD INC.
EXHIBIT INDEX
Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
10.31*	FCX 2005 Supplemental Executive Capital Accumulation Plan.		10-K	001-11307-01	2/26/2009
10.32*	FCX 2005 Supplemental Executive Capital Accumulation Plan Amendment One.		10-K	001-11307-01	2/26/2010
10.33*	FCX 1995 Stock Option Plan for Non-Employee Directors, as amended and restated.		10-Q	001-11307-01	5/10/2007
10.34*	FCX Amended and Restated 1999 Stock Incentive Plan, as amended and restated.		10-Q	001-11307-01	5/10/2007
10.35*	FCX 2003 Stock Incentive Plan, as amended and restated.		10-Q	001-11307-01	5/10/2007
10.36*	Form of Amendment No. 1 to Notice of Grant of Nonqualified Stock Options and Stock Appreciation Rights under the 2004 Director Compensation Plan.		8-K	001-11307-01	5/5/2006
10.37*	FCX 2004 Director Compensation Plan, as amended and restated.		10-Q	001-11307-01	8/6/2010
10.38*	FCX 2005 Annual Incentive Plan, as amended and restated.		10-K	001-11307-01	2/26/2009
10.39*	FCX Amended and Restated 2006 Stock Incentive Plan.	X
10.40*	Form of Notice of Grant of Nonqualified Stock Options for grants under the FCX 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan.		10-K	001-11307-01	2/29/2008
10.41*	Form of Notice of Grant of Restricted Stock Units for grants under the FCX 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan.		10-K	001-11307-01	2/26/2010
10.42*	Form of Notice of Grant of Nonqualified Stock Options and Restricted Stock Units under the 2006 Stock Incentive Plan (for grants made to non-management directors and advisory directors).		8-K	001-11307-01	6/14/2010
10.43*
Form of Performance-Based Restricted Stock Unit Agreement for grants under the FCX 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan, (Form used for awards granted prior to 2010).
			10-K	001-11307-01	2/29/2008
10.44*	Form of Notice of Grant of Performance-Based Restricted Stock Units for grants under the FCX 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan.		8-K	001-11307-01	2/5/2010
10.45*
Form of Restricted Stock Unit Agreement (form used in connection with participant elections) for grants under the FCX 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan.
			10-K	001-11307-01	2/29/2008
10.46*
Form of Performance-Based Restricted Stock Unit Agreement (form used in connection with participant elections) for grants under the FCX 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan.
			10-K	001-11307-01	2/29/2008
10.47*	FCX 2009 Annual Incentive Plan		8-K	001-11307-01	6/17/2009
10.48*	Form of Nonqualified Stock Options Grant Agreement (effective February 2012).		10-K	001-11307-01	2/27/2012
10.49*	Form of Restricted Stock Unit Agreement (effective February 2012).		10-K	001-11307-01	2/27/2012
10.50*	Form of Performance-Based Restricted Stock Unit Agreement (effective February 2012).		10-K	001-11307-01	2/27/2012

FREEPORT-McMoRan COPPER & GOLD INC.
EXHIBIT INDEX
Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
10.51*	Form of Nonqualified Stock Options Grant Agreement under the FCX stock incentive plans (effective February 2014).	X
10.52*	Form of Restricted Stock Unit Agreement under the FCX stock incentive plans (effective February 2014).	X
12.1	FCX Computation of Ratio of Earnings to Fixed Charges.	X
14.1	FCX Principles of Business Conduct.		10-K	001-11307-01	2/29/2008
21.1	Subsidiaries of FCX.	X
23.1	Consent of Ernst & Young LLP.	X
23.2	Consent of Netherland, Sewell & Associates, Inc.	X
23.3	Consent of Ryder Scott Company, L.P.	X
24.1	Certified resolution of the Board of Directors of FCX authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney.	X
24.2	Powers of Attorney pursuant to which this report has been signed on behalf of certain officers and directors of FCX.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.	X
95.1	Mine Safety Disclosure.	X
99.1
Asset and Stock Purchase Agreement among OMG Harjavalta Chemicals Holding BV, OMG Americas, Inc., OM Group, Inc., Koboltti Chemicals Holdings Limited and solely for purposes of Section 10.13 and Exhibit A, Freeport-McMoRan Corporation, dated as of January 21, 2013.
			10-K	001-11307-01	2/22/2013
99.2	Report of Netherland, Sewell & Associates, Inc.	X
99.3	Report of Ryder Scott Company, L.P.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X
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