Form 10-Q
period 2014-03-31
FREEPORT MCMORAN COPPER & GOLD INC
filed 2014-05-09
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
☐ Yes ☑ No

On April 30, 2014, there were issued and outstanding 1,038,713,778 shares of the registrant’s common stock, par value $0.10 per share.

FREEPORT-McMoRan COPPER & GOLD INC.

.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2014	December 31, 2013
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,342	$1,985
Trade accounts receivable	1,511	1,728
Other accounts receivable	866	834
Inventories:
Mill and leach stockpiles	1,772	1,705
Materials and supplies, net	1,744	1,730
Product	1,704	1,583
Other current assets	491	407
Total current assets	9,430	9,972
Property, plant, equipment and mining development costs, net	24,729	24,042
Oil and gas properties - full cost method
Subject to amortization, less accumulated amortization	12,562	12,472
Not subject to amortization	10,775	10,887
Long-term mill and leach stockpiles	2,472	2,386
Goodwill	1,916	1,916
Other assets	1,959	1,798
Total assets	$63,843	$63,473

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,543	$3,708
Current portion of debt	1,091	312
Dividends payable	333	333
Current portion of environmental and asset retirement obligations	254	236
Accrued income taxes	162	184
Total current liabilities	5,383	4,773
Long-term debt, less current portion	19,759	20,394
Deferred income taxes	7,504	7,410
Environmental and asset retirement obligations, less current portion	3,276	3,259
Other liabilities	1,695	1,690
Total liabilities	37,617	37,526

Redeemable noncontrolling interest	743	716

Equity:
FCX stockholders’ equity:
Common stock	117	117
Capital in excess of par value	22,192	22,161
Retained earnings	2,926	2,742
Accumulated other comprehensive loss	(402)	(405)
Common stock held in treasury	(3,683)	(3,681)
Total FCX stockholders’ equity	21,150	20,934
Noncontrolling interests	4,333	4,297
Total equity	25,483	25,231
Total liabilities and equity	$63,843	$63,473
The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(In millions, except per share amounts)
Revenues	$4,985	$4,583
Cost of sales:
Production and delivery	2,737	2,719
Depreciation, depletion and amortization	966	329
Total cost of sales	3,703	3,048
Selling, general and administrative expenses	135	113
Mining exploration and research expenses	30	52
Environmental obligations and shutdown costs	6	15
Total costs and expenses	3,874	3,228
Operating income	1,111	1,355
Interest expense, net	(161)	(57)
Losses on early extinguishment of debt	—	(45)
Other income (expense), net	33	(3)
Income before income taxes and equity in affiliated companies' net earnings	983	1,250
Provision for income taxes	(357)	(428)
Equity in affiliated companies’ net earnings	—	2
Net income	626	824
Net income attributable to noncontrolling interests	(106)	(176)
Preferred dividends attributable to redeemable noncontrolling interest	(10)	—
Net income attributable to FCX common stockholders	$510	$648

Net income per share attributable to FCX common stockholders:
Basic	$0.49	$0.68
Diluted	$0.49	$0.68

Weighted-average common shares outstanding:
Basic	1,038	950
Diluted	1,044	953

Dividends declared per share of common stock	$0.3125	$0.3125

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Net income	$626	$824

Other comprehensive income, net of taxes:
Defined benefit plans:
Amortization of unrecognized amounts included in net periodic benefit costs	3	7
Unrealized losses on securities arising during the period	—	(1)
Other comprehensive income	3	6

Total comprehensive income	629	830
Total comprehensive income attributable to noncontrolling interests	(106)	(176)
Preferred dividends attributable to redeemable noncontrolling interest	(10)	—
Total comprehensive income attributable to FCX common stockholders	$513	$654

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(In millions)
Cash flow from operating activities:
Net income	$626	$824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	966	329
Net losses on crude oil and natural gas derivative contracts	50	—
Stock-based compensation	28	41
Pension plans contributions	(9)	(22)
Net charges for environmental and asset retirement obligations, including accretion	46	34
Payments for environmental and asset retirement obligations	(45)	(36)
Losses on early extinguishment of debt	—	45
Deferred income taxes	90	136
Increase in long-term mill and leach stockpiles	(86)	(126)
Other, net	(52)	36
(Increases) decreases in working capital and changes in other tax payments, excluding amounts from acquisition:
Accounts receivable	179	(113)
Inventories	(180)	(67)
Other current assets	(34)	(48)
Accounts payable and accrued liabilities	(362)	(201)
Accrued income taxes and other tax payments	(16)	(1)
Net cash provided by operating activities	1,201	831

Cash flow from investing activities:
Capital expenditures:
North America copper mines	(303)	(257)
South America	(423)	(226)
Indonesia	(236)	(191)
Africa	(31)	(57)
Molybdenum mines	(19)	(40)
U.S. oil and gas operations	(579)	—
Other	(21)	(34)
Acquisition of cobalt chemical business, net of cash acquired	—	(321)
Other, net	7	14
Net cash used in investing activities	(1,605)	(1,112)

Cash flow from financing activities:
Proceeds from debt	1,149	6,615
Repayments of debt	(987)	(39)
Cash dividends and distributions paid:
Common stock	(326)	(297)
Noncontrolling interests	(77)	(35)
Contributions from noncontrolling interests	24	—
Debt financing costs	(25)	(72)
Stock-based awards net proceeds (payments), including excess tax benefit	3	(1)
Net cash (used in) provided by financing activities	(239)	6,171

Net (decrease) increase in cash and cash equivalents	(643)	5,890
Cash and cash equivalents at beginning of year	1,985	3,705
Cash and cash equivalents at end of period	$1,342	$9,595
The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

	FCX Stockholders’ Equity
	Common Stock			Retained Earnings	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total FCX Stock-holders' Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at December 31, 2013	1,165	$117	$22,161	$2,742	$(405)	127	$(3,681)	$20,934	$4,297	$25,231
Exercised and issued stock-based awards	1	—	5	—	—	—	—	5	—	5
Stock-based compensation	—	—	26	—	—	—	—	26	—	26
Tender of shares for stock-based awards	—	—	—	—	—	—	(2)	(2)	—	(2)
Dividends on common stock	—	—	—	(326)	—	—	—	(326)	—	(326)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(70)	(70)
Net income attributable to FCX common stockholders	—	—	—	510	—	—	—	510	—	510
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	106	106
Other comprehensive income	—	—	—	—	3	—	—	3	—	3
Balance at March 31, 2014	1,166	$117	$22,192	$2,926	$(402)	127	$(3,683)	$21,150	$4,333	$25,483

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan COPPER & GOLD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. GENERAL INFORMATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles (GAAP) in the United States (U.S.). Therefore, this information should be read in conjunction with Freeport-McMoRan Copper & Gold Inc.’s (FCX) consolidated financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2013. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three-month period ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

As further discussed in Note 2, FCX completed its acquisitions of Plains Exploration & Production Company (PXP) on May 31, 2013, and McMoRan Exploration Co. (MMR) on June 3, 2013, collectively known as FCX Oil & Gas Inc. (FM O&G). The results included in these financial statements for the three months ended March 31, 2013, do not include PXP's or MMR's results.

NOTE 2. ACQUISITIONS
Oil and Gas. The second-quarter 2013 acquisitions of PXP and MMR added a portfolio of oil and gas assets to FCX's global mining business, creating a U.S.-based natural resources company. The acquisitions have been accounted for under the acquisition method, with FCX as the acquirer. As further discussed in Note 6, FCX issued $6.5 billion of unsecured senior notes in March 2013 for net proceeds of $6.4 billion, which was used, together with borrowings under a $4.0 billion unsecured five-year bank term loan, to fund the cash portion of the merger consideration for both transactions, to repay certain indebtedness of PXP and for general corporate purposes.

There were no changes during the first quarter of 2014 to the preliminary purchase price allocations; however, the final valuation of assets acquired, liabilities assumed and redeemable noncontrolling interest is not complete and the net adjustments to those values may result in changes to goodwill and other carrying amounts initially assigned to the assets, liabilities and redeemable noncontrolling interest based on the preliminary fair value analysis. The principal remaining items to be valued are tax assets and liabilities, and any related valuation allowances, which will be finalized in the second quarter of 2014 in connection with the filing of related tax returns.

For further discussion of the acquisitions, refer to Note 2 in FCX's annual report on Form 10-K for the year ended December 31, 2013.

Unaudited Pro Forma Consolidated Financial Information. The following unaudited pro forma financial information has been prepared to reflect the acquisitions of PXP and MMR. The unaudited pro forma financial information combines the historical statements of income of FCX, PXP and MMR (including the pro forma effects of PXP's Deepwater Gulf of Mexico (GOM) acquisition that was completed on November 30, 2012) for the three months ended March 31, 2013, giving effect to the mergers as if they had occurred on January 1, 2012. The historical consolidated financial information has been adjusted to reflect factually supportable items that are directly attributable to the acquisitions.

Three Months
Ended
March 31, 2013
(in millions, except per share amounts)

Revenues	$5,695
Operating income	1,580
Income from continuing operations	913
Net income attributable to FCX common stockholders	728

Net income per share attributable to FCX common stockholders:
Basic	$0.70
Diluted	0.70

The unaudited pro forma consolidated information has been prepared for illustrative purposes only and is not intended to be indicative of the results of operations that actually would have occurred, or the results of operations expected in future periods, had the events reflected herein occurred on the dates indicated. The most significant pro forma adjustment to income from continuing operations for the three months ended March 31, 2013, was to exclude a $77 million gain on the sale of MMR oil and gas properties because of the application of the full cost method of accounting.

Cobalt Chemical Refinery Business. On March 29, 2013, FCX, through a newly formed consolidated joint venture, completed the acquisition of a cobalt chemical refinery in Kokkola, Finland, and the related sales and marketing business. The acquisition provides direct end-market access for the cobalt hydroxide production from FCX's Africa mining operations. For further discussion of this acquisition, refer to Note 2 in FCX’s annual report on Form 10-K for the year ended December 31, 2013.

NOTE 3. EARNINGS PER SHARE
FCX uses the two-class method to calculate earnings per share. Under the two-class method, net income is allocated to each class of common stock and participating securities as if all of the earnings for the period had been distributed. FCX’s participating securities consist of vested restricted stock units (RSUs) for which the underlying common shares are not yet issued and entitle holders to non-forfeitable dividends.

FCX’s basic net income per share of common stock was computed by dividing net income attributable to FCX common stockholders by the weighted-average of common stock outstanding during the period. Diluted net income per share of common stock was computed using the most dilutive of (a) the two-class method or (b) the treasury stock method.

The following table sets forth the computation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2014		2013
Net income	$626		$824
Net income attributable to noncontrolling interests	(106)		(176)
Preferred dividends on redeemable noncontrolling interest	(10)		—
Undistributed earnings allocated to participating securities	(1)		—
Net income attributable to FCX common stockholders	$509		$648

Basic weighted-average shares of common stock outstanding	1,038		950
Add shares issuable upon exercise or vesting of dilutive stock options and restricted stock units	6	[a]	3
Diluted weighted-average shares of common stock outstanding	1,044		953

Basic net income per share attributable to FCX common stockholders	$0.49		$0.68
Diluted net income per share attributable to FCX common stockholders	$0.49		$0.68

a.
Excluded shares of common stock associated with outstanding stock options with exercise prices less than the average market price of FCX's common stock that were anti-dilutive totaled approximately two million for first-quarter 2014.

Outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of diluted net income per share of common stock. Excluded stock options totaled 30 million with a weighted-average exercise price of $41.04 per option for first-quarter 2014 and 29 million with a weighted-average exercise price of $41.35 per option for first-quarter 2013.

NOTE 4. INVENTORIES, INCLUDING LONG-TERM MILL AND LEACH STOCKPILES
The components of inventories follow (in millions):

	March 31, 2014	December 31, 2013
Current inventories:
Raw materials (primarily concentrates)	$247	$238
Work-in-process[a]	188	199
Finished goods[b]	1,269	1,146
Total product inventories	$1,704	$1,583

Mill stockpiles	$90	$91
Leach stockpiles	1,682	1,614
Total current mill and leach stockpiles	$1,772	$1,705

Total materials and supplies, net[c]	$1,744	$1,730

Long-term inventories:
Mill stockpiles	$730	$698
Leach stockpiles	1,742	1,688
Total long-term mill and leach stockpiles[d]	$2,472	$2,386

a.	FCX's mining operations also have work-in-process inventories that are reflected as mill and leach stockpiles.

b.	Primarily included molybdenum concentrates; copper concentrates, anodes, cathodes and rod; and various cobalt products.

c.	Materials and supplies inventory was net of obsolescence reserves totaling $21 million at March 31, 2014, and $24 million at December 31, 2013.

d.	Estimated metals in stockpiles not expected to be recovered within the next 12 months.

NOTE 5. INCOME TAXES
Geographic sources of FCX's provision for income taxes follow (in millions):

	Three Months Ended
	March 31,
	2014	2013
United States operations	$136	$76
International operations	221	352
Total	$357	$428

FCX’s consolidated effective income tax rate was 36 percent for first-quarter 2014 and 34 percent for first-quarter 2013. Variations in the relative proportions of jurisdictional income result in fluctuations to FCX’s consolidated effective income tax rate.

NOTE 6. DEBT AND EQUITY TRANSACTIONS
In March 2014, FCX announced that FM O&G would redeem on April 30, 2014, a total of $210 million of the aggregate principal amount of the outstanding 6.625% Senior Notes due 2021. In accordance with the terms of the senior notes, the redemption was funded with cash contributions to FM O&G by FCX in exchange for additional equity, which is eliminated in the consolidated financial statements. FCX funded its contributions with its revolving credit facility. Holders of these senior notes received the principal amount together with the redemption premium and accrued and unpaid interest to the redemption date. As a result of the redemption, FCX recorded a gain on early extinguishment of debt of $6 million in the second quarter of 2014.

In the first quarter of 2014, FCX borrowed $115 million on its short-term lines of credit. FCX has uncommitted lines of credit with certain financial institutions for up to $450 million. These unsecured lines of credit allow FCX to borrow at a spread over the London Interbank Offered Rate (LIBOR) or the respective financial institution's cost of funds with terms and pricing that are more favorable than FCX's revolving credit facility. The effective interest rate on the lines of credit was 1.19 percent at March 31, 2014.

In March 2014, Sociedad Minera Cerro Verde S.A.A. (Cerro Verde, FCX's mining subsidiary in Peru) entered into a five-year, $1.8 billion senior unsecured credit facility that is nonrecourse to FCX and the other shareholders of Cerro Verde. The credit facility allows for term loan borrowings up to the full amount of the facility, less any amounts issued and outstanding under a $500 million letter of credit sublimit. Interest on amounts drawn under the term loan is based on LIBOR plus a spread (currently 1.90 percent) based on Cerro Verde’s total net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio as defined in the agreement. Amounts may be drawn or letters of credit may be issued over a two-year period to fund a portion of Cerro Verde’s expansion project and for Cerro Verde's general corporate purposes. The credit facility amortizes in three installments in amounts necessary for the aggregate borrowings and outstanding letters of credit not to exceed 85 percent of the $1.8 billion commitment on September 30, 2017, 70 percent on March 31, 2018, and 35 percent on September 30, 2018, with the remaining balance due on the maturity date of March 10, 2019. At March 31, 2014, there were no borrowings and no letters of credit issued under Cerro Verde’s credit facility.

In February 2013, FCX entered into an agreement for a $4.0 billion unsecured term loan (the Term Loan) in connection with the second-quarter 2013 acquisitions of PXP and MMR. Upon closing the PXP acquisition, FCX borrowed $4.0 billion under the Term Loan, and Freeport-McMoRan Oil & Gas LLC (FM O&G LLC, a wholly owned subsidiary of FM O&G and the successor entity of PXP) joined the Term Loan as a borrower. Interest on the Term Loan (currently LIBOR plus 1.50 percent or the alternate base rate (ABR) plus 0.50 percent) is determined by reference to FCX's credit rating. The effective interest rate on the Term Loan was 1.65 percent at March 31, 2014.

In February 2013, FCX and PT Freeport Indonesia (PT-FI) entered into a new senior unsecured $3.0 billion revolving credit facility, which replaced FCX's existing revolving credit facility (scheduled to mature on March 30, 2016) upon completion of the acquisition of PXP on May 31, 2013. In connection with the PXP acquisition, FM O&G LLC joined the revolving credit facility as a borrower. The new revolving credit facility is available until May 31, 2018, with $500 million available to PT-FI. At March 31, 2014, there were no borrowings and $46 million of letters of credit issued under the revolving credit facility, resulting in availability of approximately $3.0 billion, of which $1.5 billion could be used for additional letters of credit.

In March 2013, in connection with the financing of FCX's second-quarter 2013 acquisitions of PXP and MMR, FCX issued $6.5 billion of unsecured senior notes in four tranches. FCX sold $1.5 billion of 2.375% Senior Notes due March 2018, $1.0 billion of 3.100% Senior Notes due March 2020, $2.0 billion of 3.875% Senior Notes due March 2023 and $2.0 billion of 5.450% Senior Notes due March 2043 for total net proceeds of $6.4 billion.

FCX recorded a loss on early extinguishment of debt of $45 million ($40 million to net income attributable to FCX common stockholders) in first-quarter 2013 for financing costs incurred for the terminated $9.5 billion acquisition bridge loan facility, which was entered into in December 2012 to provide interim financing for the second-quarter 2013 acquisitions of PXP and MMR.

Consolidated interest expense (excluding capitalized interest) totaled $224 million in first-quarter 2014 and $75 million in first-quarter 2013. Capitalized interest totaled $63 million in first-quarter 2014 ($40 million included in property, plant, equipment and mining development costs, net, and $23 million included in oil and gas properties not subject to amortization) and $18 million in first-quarter 2013 (included in property, plant, equipment and mining development costs, net).

On March 26, 2014, FCX's Board of Directors declared a quarterly dividend of $0.3125 per share, which was paid on May 1, 2014, to common shareholders of record at the close of business on April 15, 2014.

NOTE 7. FINANCIAL INSTRUMENTS
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

Commodity Contracts.  From time to time, FCX has entered into derivative contracts to hedge the market risk associated with fluctuations in the prices of commodities it purchases and sells. As a result of the acquisition of PXP, FCX assumed a variety of crude oil and natural gas commodity derivatives to hedge the exposure to the volatility of crude oil and natural gas commodity prices. Derivative financial instruments used by FCX to manage its risks do not contain credit risk-related contingent provisions. As of March 31, 2014 and 2013, FCX had no price protection contracts relating to its mine production. A discussion of FCX’s derivative contracts and programs follows.

Derivatives Designated as Hedging Instruments – Fair Value Hedges
Copper Futures and Swap Contracts. Some of FCX’s U.S. copper rod customers request a fixed market price instead of the Commodity Exchange Inc. (COMEX), a division of the New York Mercantile Exchange (NYMEX), average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures or swap contracts. Hedging gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses during the three-month periods ended March 31, 2014 and 2013, resulting from hedge ineffectiveness. At March 31, 2014, FCX held copper futures and swap contracts that qualified for hedge accounting for 63 million pounds at an average contract price of $3.13 per pound, with maturities through March 2015.

A summary of gains (losses) recognized in revenues for derivative financial instruments related to commodity contracts that are designated and qualify as fair value hedge transactions, along with the unrealized gains (losses) on the related hedged item follows (in millions):

	Three Months Ended
	March 31,
	2014	2013
Copper futures and swap contracts:
Unrealized (losses) gains:
Derivative financial instruments	$(12)	$(12)
Hedged item – firm sales commitments	12	12

Realized losses:
Matured derivative financial instruments	(2)	(2)

Derivatives Not Designated as Hedging Instruments
Embedded Derivatives. As described in Note 1 to FCX's annual report on Form 10-K for the year ended December 31, 2013, under “Revenue Recognition,” certain FCX copper concentrate, copper cathode and gold sales contracts provide for provisional pricing primarily based on the London Metal Exchange (LME) copper price or the COMEX copper price and the London Bullion Market Association (London) gold price at the time of shipment as specified in the contract. Similarly, FCX purchases copper under contracts that provide for provisional pricing. FCX applies the normal purchases and normal sales scope exception in accordance with derivatives and hedge accounting guidance to the host sales agreements since the contracts do not allow for net settlement and always result in physical delivery. Sales and purchases with a provisional sales price contain an embedded derivative (i.e., the price settlement mechanism is settled after the time of delivery) that is required to be bifurcated from the host contract. The host contract is the sale or purchase of the metals contained in the concentrates or cathodes at the then-current LME or COMEX copper price or the London gold price as defined in the contract. Mark-to-market price fluctuations recorded through the settlement date are reflected in revenues for sales contracts and in cost of sales as production and delivery costs for purchase contracts.

A summary of FCX’s embedded commodity derivatives at March 31, 2014, follows:

	Open Positions	Average Price Per Unit		Maturities Through
		Contract	Market
Embedded derivatives in provisional sales contracts:
Copper (millions of pounds)	487	$3.21	$3.01	August 2014
Gold (thousands of ounces)	55	1,314	1,293	June 2014
Embedded derivatives in provisional purchase contracts:
Copper (millions of pounds)	66	3.15	3.02	July 2014

Crude Oil and Natural Gas Contracts. As a result of the acquisition of PXP, FCX has derivative contracts for 2014 and 2015 that consist of crude oil options and natural gas swaps. These crude oil and natural gas derivatives are not designated as hedging instruments and are recorded at fair value with the mark-to-market gains and losses recorded in revenues.

The crude oil options were entered into by PXP to protect the realized price of a portion of expected future sales in order to limit the effects of crude oil price decreases. At March 31, 2014, these contracts are composed of crude oil put spreads consisting of put options with a floor limit. The premiums associated with put options are deferred until the settlement period. At March 31, 2014, the deferred option premiums and accrued interest associated with the crude oil option contracts totaled $387 million, which was included as a component of the fair value of the crude oil options contracts. At March 31, 2014, the outstanding crude oil option contracts, all of which settle monthly, follow:

			Average Strike Price (per barrel)[a]
Period	Instrument Type	Daily Volumes (thousand barrels)	Floor	Floor Limit	Average Deferred Premium (per barrel)	Index

2014
Apr - Dec	Put options[b]	75	$90	$70	$5.74	Brent
Apr - Dec	Put options[b]	30	95	75	6.09	Brent
Apr - Dec	Put options[b]	5	100	80	7.11	Brent

2015
Jan - Dec	Put options[b]	84	90	70	6.89	Brent

a.	The average strike prices do not reflect any premiums to purchase the put options.

b.
If the index price is less than the per barrel floor, FCX receives the difference between the per barrel floor and the index price up to a maximum of $20 per barrel less the option premium. If the index price is at or above the per barrel floor, FCX pays the option premium and no cash settlement is received.

In addition, at March 31, 2014, outstanding natural gas swaps with a weighted-average fixed swap price of $4.09 per million British thermal units (MMBtu) cover approximately 28 million MMBtu of natural gas, with maturities through December 2014 (on daily volumes of 100,000 MMBtu). If the Henry Hub index price is less than the fixed price, FCX receives the difference between the fixed price and the Henry Hub index price. FCX pays the difference between the index price and the fixed price if the Henry Hub index price is greater than the fixed price.

Copper Forward Contracts. Atlantic Copper, FCX's wholly owned smelting and refining unit in Spain, enters into forward copper contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in cost of sales. At March 31, 2014, Atlantic Copper held net forward copper purchase contracts for 7 million pounds at an average contract price of $3.01 per pound, with maturities through April 2014.

Summary of Gains (Losses). A summary of the realized and unrealized gains (losses) recognized in income before income taxes and equity in affiliated companies’ net earnings for commodity contracts that do not qualify as hedge transactions, including embedded derivatives, follows (in millions):

	Three Months Ended
	March 31,
	2014	2013
Embedded derivatives in provisional copper and gold
sales contracts[a]	$(169)	$(83)
Crude oil options[a]	(36)	—
Natural gas swaps[a]	(14)	—
Copper forward contracts[b]	1	3

a.	Amounts recorded in revenues.

b.	Amounts recorded in cost of sales as production and delivery costs.

Unsettled Derivative Financial Instruments
A summary of the fair values of unsettled commodity derivative financial instruments follows (in millions):

	March 31, 2014	December 31, 2013
Commodity Derivative Assets:
Derivatives designated as hedging instruments:
Copper futures and swap contracts:[a]	$2	$6
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional copper and gold
sales/purchase contracts	13	63
Total derivative assets	$15	$69

Commodity Derivative Liabilities:
Derivatives designated as hedging instruments:
Copper futures and swap contracts[a]	$8	$—
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional copper and gold
sales/purchase contracts	99	16
Crude oil options[b]	288	309
Natural gas swaps	10	4
Copper forward contracts	—	1
Total derivative liabilities	$405	$330

a.	FCX paid $11 million to brokers at March 31, 2014, and $1 million at December 31, 2013, for margin requirements (recorded in other current assets).

b.	Included $387 million at March 31, 2014, and $444 million at December 31, 2013, for deferred premiums and accrued interest.

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

	Assets		Liabilities
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013

Gross amounts recognized:
Commodity contracts:
Embedded derivatives on provisional
sales/purchase contracts	$13	$63	$99	$16
Crude oil and natural gas derivatives	—	—	298	313
Copper derivatives	2	6	8	1
	15	69	405	330

Less gross amounts of offset:
Commodity contracts:
Embedded derivatives on provisional
sales/purchase contracts	2	10	2	10
Crude oil and natural gas derivatives	—	—	—	—
Copper derivatives	2	—	2	—
	4	10	4	10

Net amounts presented in balance sheet:
Commodity contracts:
Embedded derivatives on provisional
sales/purchase contracts	11	53	97	6
Crude oil and natural gas derivatives	—	—	298	313
Copper derivatives	—	6	6	1
	$11	$59	$401	$320

Balance sheet classification:
Trade accounts receivable	$7	$53	$—	$—
Other current assets	—	6	—	—
Accounts payable and accrued liabilities	4	—	302	205
Other liabilities	—	—	99	115
	$11	$59	$401	$320

Credit Risk.  FCX is exposed to credit loss when financial institutions with which FCX has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. FCX does not anticipate that any of the counterparties it deals with will default on their obligations. As of March 31, 2014, the maximum amount of credit exposure associated with derivative transactions was $11 million.

Other Financial Instruments.  Other financial instruments include cash and cash equivalents, accounts receivable, investment securities, legally restricted funds, accounts payable and accrued liabilities, dividends payable and long-term debt. The carrying value for cash and cash equivalents (which included time deposits of $39 million at March 31, 2014, and $211 million at December 31, 2013), accounts receivable, accounts payable and accrued liabilities, and dividends payable approximates fair value because of their short-term nature and generally negligible credit losses (refer to Note 8 for the fair values of investment securities, legally restricted funds and long-term debt).

In addition, FCX has non-detachable warrants, which are considered to be embedded derivative instruments, associated with FM O&G's Plains Offshore Operations Inc. (Plains Offshore) 8% Convertible Preferred Stock (Preferred Stock) (refer to Note 8 for the fair value of these instruments).

NOTE 8. FAIR VALUE MEASUREMENT
Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). FCX recognizes transfers between levels at the end of the reporting period. FCX did not have any significant transfers in or out of Level 1, 2 or 3 for first-quarter 2014.

A summary of the carrying amount and fair value of FCX’s financial instruments, other than cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and dividends payable (refer to Note 7), follows (in millions):

	At March 31, 2014
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets
Investment securities (current and long-term):[a,b]
U.S. core fixed income fund	$22	$22	$—	$22	$—
Money market funds	18	18	18	—	—
Equity securities	4	4	4	—	—
Total	44	44	22	22	—

Legally restricted funds (long-term):[a,b,c]
U.S. core fixed income fund	49	49	—	49	—
Government bonds and notes	34	34	—	34	—
Government mortgage-backed securities	32	32	—	32	—
Corporate bonds	27	27	—	27	—
Money market funds	26	26	26	—	—
Asset-backed securities	15	15	—	15	—
Municipal bonds	1	1	—	1	—
Total	184	184	26	158	—

Derivatives:[a,d]
Embedded derivatives in provisional sales/purchase
contracts in a gross asset position	13	13	—	13	—
Copper futures and swap contracts	2	2	1	1	—
Total	15	15	1	14	—

Total assets		$243	$49	$194	$—

Liabilities
Derivatives:[a]
Embedded derivatives in provisional sales/purchase
contracts in a gross liability position[d]	$99	$99	$—	$99	$—
Crude oil options[d]	288	288	—	—	288
Natural gas swaps[d]	10	10	—	10	—
Copper futures and swap contracts[d]	8	8	7	1	—
Plains Offshore warrants[e]	1	1	—	—	1
Total	406	406	7	110	289

Long-term debt, including current portion[f]	20,850	20,741	—	20,741	—

Total liabilities		$21,147	$7	$20,851	$289

	At December 31, 2013
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets
Investment securities (current and long-term):[a,b]
U.S. core fixed income fund	$21	$21	$—	$21	$—
Money market funds	18	18	18	—	—
Equity securities	5	5	5	—	—
Total	44	44	23	21	—

Legally restricted funds (long-term):[a,b,c]
U.S. core fixed income fund	48	48	—	48	—
Government mortgage-backed securities	34	34	—	34	—
Corporate bonds	28	28	—	28	—
Government bonds and notes	28	28	—	28	—
Money market funds	28	28	28	—	—
Asset-backed securities	15	15	—	15	—
Municipal bonds	1	1	—	1	—
Total	182	182	28	154	—

Derivatives:[a,d]
Embedded derivatives in provisional sales/purchase
contracts in a gross asset position	63	63	—	63	—
Copper futures and swap contracts	6	6	5	1	—
Total	69	69	5	64	—

Total assets		$295	$56	$239	$—

Liabilities
Derivatives:[a]
Embedded derivatives in provisional sales/purchase
contracts in a gross liability position[d]	$16	$16	$—	$16	$—
Crude oil options[d]	309	309	—	—	309
Natural gas swaps[d]	4	4	—	4	—
Copper forward contracts[d]	1	1	1	—	—
Plains Offshore warrants[e]	2	2	—	—	2
Total	332	332	1	20	311

Long-term debt, including current portion[f]	20,706	20,487	—	20,487	—

Total liabilities		$20,819	$1	$20,507	$311

a.	Recorded at fair value.

b.	Current portion included in other current assets and long-term portion included in other assets.

c.	Legally restricted funds excluded $210 million of time deposits (which approximated fair value) at March 31, 2014, and December 31, 2013, associated with the Cerro Verde royalty dispute.

d.
Refer to Note 7 for further discussion and balance sheet classifications. Crude oil options are net of $387 million at March 31, 2014, and $444 million at December 31, 2013, for deferred premiums and accrued interest.

e.	Included in other liabilities.

f.	Recorded at cost except for debt assumed in acquisitions, which were recorded at fair value at the respective acquisition dates.

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

FCX's derivative financial instruments for crude oil options are valued using an option pricing model, which uses various inputs including IntercontinentalExchange, Inc. crude oil prices, volatilities, interest rates and contract terms. FCX's derivative financial instruments for natural gas swaps are valued using a pricing model that has various inputs including NYMEX price quotations, interest rates and contract terms. Valuations are adjusted for credit quality, using the counterparties' credit quality for asset balances and FCX's credit quality for liability balances (which considers the impact of netting agreements on counterparty credit risk, including whether the position with the counterparty is a net asset or net liability). For asset balances, FCX uses the credit default swap value for counterparties when available or the spread between the risk-free interest rate and the yield rate on the counterparties' publicly traded debt for similar instruments. The 2014 natural gas swaps are classified within Level 2 of the fair value hierarchy because the inputs used in the valuation models are directly or indirectly observable for substantially the full term of the instruments. The 2014 and 2015 crude oil options are classified within Level 3 of the fair value hierarchy because the inputs used in the valuation models are not observable for substantially the full term of the instruments. The significant unobservable inputs used in the fair value measurement of the crude oil options are implied volatilities and deferred premiums. Significant increases (decreases) in implied volatilities in isolation would result in a significantly higher (lower) fair value measurement. The implied volatilities ranged from 16 percent to 38 percent, with a weighted average of 21 percent. The deferred premiums ranged from $5.15 per barrel to $7.22 per barrel, with a weighted average of $6.40 per barrel. Refer to Note 7 for further discussion of these derivative financial instruments.

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

Long-term debt, including the current portion, is not actively traded and is valued using prices obtained from a readily available pricing source and, as such, is classified within Level 2 of the fair value hierarchy.

A summary of the changes in the fair value of FCX's Level 3 instruments follows (in millions):

	Crude Oil		Plains Offshore
	Options		Warrants
Fair value at December 31, 2013	$(309)		$(2)
Net realized losses	(1)	[a]	—
Net unrealized (losses) gains included in earnings related to assets and liabilities still held at the end of the period	(36)	[b]	1	[c]
Settlement payments	58		—
Fair value at March 31, 2014	$(288)		$(1)

a.	Recorded in revenues.

b.	Included net unrealized losses of $35 million recorded in revenues and $1 million of interest expense associated with the deferred premiums.

c.	Recorded in other income (expense), net.

The techniques described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with other market participants, the use of different techniques or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the techniques used at March 31, 2014.

NOTE 9. CONTINGENCIES AND COMMITMENTS
Environmental. On March 31, 2014, the lawsuit titled Municipality of Tierra Amarilla v. Compania Contractual Minera Candelaria, Second Environmental Court, Santiago, Chile, filed December 12, 2013, was withdrawn. Refer to Note 12 of FCX’s annual report on Form 10-K for the year ended December 31, 2013, for further discussion.

Litigation. The following information includes a discussion of updates to previously reported legal proceedings included in Note 12 of FCX’s annual report on Form 10-K for the year ended December 31, 2013.

Shareholder Litigation. On March 12, 2014, oral arguments were held in the Delaware Chancery Court on the motion to dismiss filed by FCX and the other defendants on October 10, 2013, in In Re Freeport-McMoRan Copper & Gold, Inc. Derivative Litigation, No. 8145-VCN. On April 4, 2014, the complaint titled Stephen Blau MD Money Purchase Pension Plan Trust v. Moffett et al., No. 8389-VCN filed in the Delaware Court of Chancery on March 5, 2013, was consolidated with In Re Freeport-McMoRan Copper & Gold Inc. Derivative Litigation, No. 8145-VCN. FCX continues to vigorously defend itself in this action.

Tax and Other Matters. There were no significant changes to the Cerro Verde royalty dispute and Indonesia tax matters during the first quarter of 2014 (refer to Note 12 of FCX’s annual report on Form 10-K for the year ended December 31, 2013, for further discussion of these matters).

NOTE 10. BUSINESS SEGMENTS
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

Allocations. FCX allocates certain operating costs, expenses and capital expenditures to its operating divisions and individual segments. However, not all costs and expenses applicable to an operation are allocated. U.S. federal and state income taxes are recorded and managed at the corporate level, whereas foreign income taxes are recorded and managed at the applicable country level. In addition, most mining exploration and research activities are managed on a consolidated basis, and those costs along with some selling, general and administrative costs are not allocated to the operating divisions or individual segments. Accordingly, the following segment information reflects management determinations that may not be indicative of what the actual financial performance of each operating division or segment would be if it was an independent entity.

Business Segments

(In millions)	Mining Operations
	North America Copper Mines			South America				Indonesia		Africa
													Atlantic	Other					Corporate,
											Molyb-		Copper	Mining			U.S.		Other
		Other		Cerro	Candel-	Other					denum	Rod &	Smelting	& Elimi-		Total	Oil & Gas		& Elimi-		FCX
	Morenci	Mines	Total	Verde	aria	Mines	Total	Grasberg		Tenke	Mines	Refining	& Refining	nations		Mining	Operations		nations		Total
Three Months Ended March 31, 2014
Revenues:
Unaffiliated customers	$23	$61	$84	$280	$128	$294	$702	$462	[a]	$306	$—	$1,146	$588	$436	[b]	$3,724	$1,261	[c]	$—		$4,985
Intersegment	444	758	1,202	64	128	4	196	8		21	126	8	5	(1,566)		—	—		—		—
Production and delivery	283	503	786	165	150	161	476	383		152	76	1,148	588	(1,183)		2,426	311		—		2,737
Depreciation, depletion and amortization	34	73	107	36	19	32	87	48		51	22	2	10	19		346	616		4		966
Selling, general and administrative expenses	—	1	1	1	—	1	2	21		3	—	—	4	7		38	57		40		135
Mining exploration and research expenses	—	2	2	—	—	—	—	—		—	—	—	—	28		30	—		—		30
Environmental obligations and shutdown costs	—	—	—	—	—	—	—	—		—	—	—	—	6		6	—		—		6
Operating income (loss)	150	240	390	142	87	104	333	18		121	28	4	(9)	(7)		878	277		(44)		1,111

Interest expense, net	1	—	1	—	—	—	—	—		—	—	—	4	18		23	76		62		161
Provision for income taxes	—	—	—	57	36	34	127	18		24	—	—	—	—		169	—		188		357
Total assets at March 31, 2014	3,412	5,827	9,239	6,757	1,591	2,468	10,816	7,466		4,904	2,101	289	951	1,119		36,885	26,385		573		63,843
Capital expenditures	244	59	303	400	10	13	423	236		31	19	1	1	10		1,024	579		9		1,612

Three Months Ended March 31, 2013
Revenues:
Unaffiliated customers	$80	$45	$125	$290	$253	$307	$850	$864	[a]	$438	$—	$1,330	$633	$341	[b]	$4,581	$—		$2		$4,583
Intersegment	436	824	1,260	109	55	—	164	67		—	143	7	6	(1,647)		—	—		—		—
Production and delivery	297	502	799	171	167	137	475	563		185	80	1,328	628	(1,342)		2,716	—		3		2,719
Depreciation, depletion and amortization	33	69	102	33	9	29	71	55		58	20	3	10	8		327	—		2		329
Selling, general and administrative expenses	—	1	1	—	1	—	1	26		3	—	—	5	9		45	—		68		113
Mining exploration and research expenses	—	—	—	—	—	—	—	—		—	—	—	—	49		49	—		3		52
Environmental obligations and shutdown costs	—	(4)	(4)	—	—	—	—	—		—	—	—	—	19		15	—		—		15
Operating income (loss)	186	301	487	195	131	141	467	287		192	43	6	(4)	(49)		1,429	—		(74)		1,355

Interest expense, net	1	—	1	—	—	—	—	2		—	—	—	4	20		27	—		30		57
Provision for income taxes	—	—	—	64	44	43	151	120		44	—	—	—	—		315	—		113		428
Total assets at March 31, 2013	2,589	5,783	8,372	5,968	1,852	2,507	10,327	6,862		4,894	2,033	316	918	1,078		34,800	—		7,788	[d]	42,588
Capital expenditures	153	104	257	164	40	22	226	191		57	40	1	8	17		797	—		8		805

a.	Included PT-FI’s sales to PT Smelting totaling $373 million in first-quarter 2014 and $430 million in first-quarter 2013.

b.	Included revenues from FCX's molybdenum sales company, which included sales of molybdenum produced by the Molybdenum mines and by certain of the North and South America copper mines.

c.	Included net mark-to-market losses associated with crude oil options and natural gas derivative contracts totaling $50 million.

d.	Included net proceeds of $6.4 billion from the March 2013 sale of senior notes that were used to fund the oil and gas acquisitions (see Note 6).

NOTE 11. GUARANTOR FINANCIAL STATEMENTS
As further discussed in Note 6, in March 2013, FCX completed the sale of $6.5 billion of senior notes. These notes, along with FCX's senior notes sold in February 2012, are fully and unconditionally guaranteed on a senior basis jointly and severally by FM O&G LLC, as guarantor, which is a 100 percent owned subsidiary of FM O&G and FCX. The guarantee is an unsecured obligation of the guarantor and ranks equal in right of payment with all existing and future indebtedness of FCX, including indebtedness under the revolving credit facility. The guarantee ranks senior in right of payment with all future subordinated obligations and is effectively subordinated in right of payment to any debt of FCX's subsidiaries that are not subsidiary guarantors. In the future, FM O&G LLC's guarantee may be released or terminated for certain obligations under the following circumstances: (i) all or substantially all of the equity interests or assets of FM O&G LLC are sold to a third party; or (ii) FM O&G LLC no longer has any obligations under any FM O&G Senior Notes or any refinancing thereof and no longer guarantees any obligations of FCX under the revolver, the term loan or any other senior debt.

The following condensed consolidating financial information includes information regarding FCX, as issuer, FM O&G LLC, as guarantor, and all other non-guarantor subsidiaries of FCX. Included are the condensed consolidating balance sheets at March 31, 2014, and December 31, 2013, and the related condensed consolidating statements of comprehensive income and cash flows for the three months ended March 31, 2014, which should be read in conjunction with FCX's notes to the consolidated financial statements (in millions):

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2014

	FCX		FM O&G LLC	Non-guarantor		Consolidated
	Issuer		Guarantor	Subsidiaries	Eliminations	FCX
ASSETS
Current assets:
Cash and cash equivalents	$—		$2	$1,340	$—	$1,342
Accounts receivable	22		324	2,088	(57)	2,377
Other current assets	102		107	5,502	—	5,711
Total current assets	124		433	8,930	(57)	9,430
Property, plant, equipment and mining development costs, net	26		45	24,658	—	24,729
Oil and gas properties, net - full cost method:
Subject to amortization, less accumulated amortization	—		6,331	6,223	8	12,562
Not subject to amortization	—		2,524	8,251	—	10,775
Investments in consolidated subsidiaries	31,628		9,939	12,680	(54,247)	—
Goodwill	—		437	1,479	—	1,916
Other assets	7,478		4,687	4,293	(12,027)	4,431
Total assets	$39,256		$24,396	$66,514	$(66,323)	$63,843

LIABILITIES AND EQUITY
Current liabilities	$1,244		$879	$3,317	$(57)	$5,383
Long-term debt, less current portion	12,585		6,967	8,809	(8,602)	19,759
Deferred income taxes	4,246	[a]	—	3,258	—	7,504
Environmental and asset retirement obligations, less current portion	—		305	2,971	—	3,276
Other liabilities	31		3,409	1,680	(3,425)	1,695
Total liabilities	18,106		11,560	20,035	(12,084)	37,617

Redeemable noncontrolling interest	—		—	743	—	743

Equity:
Stockholders' equity	21,150		12,836	41,864	(54,700)	21,150
Noncontrolling interests	—		—	3,872	461	4,333
Total equity	21,150		12,836	45,736	(54,239)	25,483
Total liabilities and equity	$39,256		$24,396	$66,514	$(66,323)	$63,843

a.	All U.S. related deferred income taxes are recorded at the parent company.

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2013

	FCX		FM O&G LLC	Non-guarantor		Consolidated
	Issuer		Guarantor	Subsidiaries	Eliminations	FCX
ASSETS
Current assets:
Cash and cash equivalents	$—		$—	$1,985	$—	$1,985
Accounts receivable	855		659	2,258	(1,210)	2,562
Other current assets	114		38	5,273	—	5,425
Total current assets	969		697	9,516	(1,210)	9,972
Property, plant, equipment and mining development costs, net	27		43	23,972	—	24,042
Oil and gas properties, net - full cost method:
Subject to amortization, less accumulated amortization	—		6,207	6,265	—	12,472
Not subject to amortization	—		2,649	8,238	—	10,887
Investment in consolidated subsidiaries	31,162		9,712	12,468	(53,342)	—
Goodwill	—		437	1,479	—	1,916
Other assets	7,126		4,640	4,128	(11,710)	4,184
Total assets	$39,284		$24,385	$66,066	$(66,262)	$63,473

LIABILITIES AND EQUITY
Current liabilities	$1,003		$758	$4,222	$(1,210)	$4,773
Long-term debt, less current portion	13,184		7,199	8,056	(8,045)	20,394
Deferred income taxes	4,137	[a]	—	3,273	—	7,410
Environmental and asset retirement obligations, less current portion	—		301	2,958	—	3,259
Other liabilities	26		3,436	1,893	(3,665)	1,690
Total liabilities	18,350		11,694	20,402	(12,920)	37,526

Redeemable noncontrolling interest	—		—	716	—	716

Equity:
Stockholders' equity	20,934		12,691	41,100	(53,791)	20,934
Noncontrolling interests	—		—	3,848	449	4,297
Total equity	20,934		12,691	44,948	(53,342)	25,231
Total liabilities and equity	$39,284		$24,385	$66,066	$(66,262)	$63,473

a.	All U.S. related deferred income taxes are recorded at the parent company.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
Three Months Ended March 31, 2014

	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Revenues	$—	$644	$4,341	$—	$4,985
Total costs and expenses	11	526	3,339	(2)	3,874
Operating (loss) income	(11)	118	1,002	2	1,111
Interest expense, net	(82)	(41)	(58)	20	(161)
Other income (expense), net	20	—	33	(20)	33
Provision for income taxes	(21)	(43)	(292)	(1)	(357)
Equity in affiliated companies' net earnings (losses)	604	130	185	(919)	—
Net income (loss)	510	164	870	(918)	626
Net income and preferred dividends attributable to noncontrolling interests	—	—	(111)	(5)	(116)
Net income (loss) attributable to FCX common stockholders	$510	$164	$759	$(923)	$510

Other comprehensive income	—	—	3	—	3
Total comprehensive income (loss)	$510	$164	$762	$(923)	$513

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2014

	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Cash flow from operating activities:
Net income (loss)	$510	$164	$870	$(918)	$626
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	1	285	682	(2)	966
Net losses on crude oil and natural gas derivative contracts	—	50	—	—	50
Equity in (earnings) losses of consolidated subsidiaries	(604)	(130)	(185)	919	—
Other, net	134	(9)	(140)	(13)	(28)
(Increases) decreases in working capital and changes in other tax payments, excluding amounts from acquisition	(234)	339	(518)	—	(413)
Net cash (used in) provided by operating activities	(193)	699	709	(14)	1,201

Cash flow from investing activities:
Capital expenditures	—	(335)	(1,277)	—	(1,612)
Intercompany loans	190	(43)	—	(147)	—
Investment in consolidated subsidiary	212	(96)	(430)	314	—
Other, net	—	4	3	—	7
Net cash provided by (used in) investing activities	402	(470)	(1,704)	167	(1,605)

Cash flow from financing activities:
Proceeds from debt	895	—	254	—	1,149
Repayments of debt	(780)	—	(207)	—	(987)
Intercompany loans	—	(213)	66	147	—
Cash dividends and distributions paid	(326)	(14)	237	(300)	(403)
Other, net	2	—	—	—	2
Net cash (used in) provided by financing activities	(209)	(227)	350	(153)	(239)

Net increase (decrease) in cash and cash equivalents	—	2	(645)	—	(643)
Cash and cash equivalents at beginning of period	—	—	1,985	—	1,985
Cash and cash equivalents at end of period	$—	$2	$1,340	$—	$1,342

NOTE 12. NEW ACCOUNTING STANDARD
In April 2014, the Financial Accounting Standards Board issued an Accounting Standards Update (ASU), which revises the guidance for reporting discontinued operations. This ASU amends the definition of a discontinued operation and requires additional disclosures about disposal transactions that do not meet the definition of a discontinued operation. For public entities, this ASU is effective for annual periods beginning on or after December 15, 2014, and interim periods within that year. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. FCX adopted this ASU in the first quarter of 2014.

NOTE 13. SUBSEQUENT EVENTS
On May 7, 2014, FCX announced that FM O&G LLC had entered into a definitive purchase and sale agreement to sell its Eagle Ford shale assets for $3.1 billion to a subsidiary of Encana Corporation. After-tax net proceeds from the transaction are expected to be used to fund the acquisition of additional Deepwater GOM assets (refer to further discussion below), with the balance used to repay outstanding indebtedness. The transaction is expected to close by the end of second-quarter 2014, subject to customary closing conditions and purchase price adjustments from the April 1, 2014, effective date until closing. Under full cost accounting rules, proceeds from the sale or disposition of oil and gas properties are accounted for as an adjustment to capitalized costs, with no gain or loss recognized, unless there is a significant change in proved reserves, which absent other factors is generally described as a 25 percent or greater change and significantly alters the relationship between capitalized costs and proved oil and gas reserves attributable to a cost center. As the Eagle Ford shale assets represent less than 25 percent FCX’s proved oil and natural gas reserves for its U.S. cost center at December 31, 2013, no gain or loss is expected to be recorded on the transaction.

On May 8, 2014, FCX announced that FM O&G LLC had entered into a definitive purchase and sale agreement to acquire certain of Apache Corporation’s interests in the Deepwater GOM for $1.4 billion, including interests in the Lucius and Heidelberg development projects and 11 exploration leases. This transaction is expected to be funded with proceeds from the sale of FM O&G LLC’s Eagle Ford shale assets (refer to further discussion above) and is expected to close by the end of second-quarter 2014, subject to preferential rights and other customary closing conditions and purchase price adjustments from the May 1, 2014, effective date until closing.

FCX evaluated events after March 31, 2014, and through the date the consolidated financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these consolidated financial statements.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan COPPER & GOLD INC.

We have reviewed the condensed consolidated balance sheet of Freeport-McMoRan Copper & Gold Inc. as of March 31, 2014, and the related consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2014 and 2013, and the consolidated statement of equity for the three-month period ended March 31, 2014. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Freeport-McMoRan Copper & Gold Inc. as of December 31, 2013, and the related consolidated statements of income, comprehensive income, cash flows, and equity for the year then ended (not presented herein), and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 27, 2014. In our opinion, the accompanying condensed consolidated balance sheet of Freeport-McMoRan Copper & Gold Inc. as of December 31, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

Phoenix, Arizona
May 9, 2014

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, "we," "us" and "our" refer to Freeport-McMoRan Copper & Gold Inc. (FCX) and its consolidated subsidiaries. You should read this discussion in conjunction with our financial statements, the related Management’s Discussion and Analysis of Financial Condition and Results of Operations and the discussion of our Business and Properties in our annual report on Form 10-K for the year ended December 31, 2013, filed with the United States (U.S.) Securities and Exchange Commission (SEC). The results of operations reported and summarized below are not necessarily indicative of future operating results (refer to "Cautionary Statement" for further discussion). References to “Notes” are Notes included in our Notes to Consolidated Financial Statements. Throughout Management's Discussion and Analysis of Financial Condition and Results of Operations, all references to earnings or losses per share are on a diluted basis.

OVERVIEW

We are a premier U.S.-based natural resources company with an industry-leading global portfolio of mineral assets, significant oil and gas resources and a growing production profile. We are the world's largest publicly traded copper producer. Our portfolio of assets includes the Grasberg minerals district in Indonesia, one of the world's largest copper and gold deposits; significant mining operations in North and South America; the Tenke Fungurume (Tenke) minerals district in the Democratic Republic of Congo (DRC) in Africa; and significant oil and natural gas assets in the U.S., including reserves in the Deepwater Gulf of Mexico (GOM), onshore and offshore California, in the Eagle Ford shale play in Texas, in the Haynesville shale play in Louisiana, in the Madden area in central Wyoming, and an industry-leading position in the emerging Inboard Lower Tertiary/Cretaceous natural gas trend in the shallow waters of the GOM and onshore in South Louisiana.

As further discussed in Note 13, in May 2014, we announced that Freeport-McMoRan Oil & Gas LLC, a wholly owned subsidiary of FCX Oil & Gas Inc. (FM O&G), had entered into separate agreements to (i) sell its Eagle Ford shale assets for $3.1 billion to a subsidiary of Encana Corporation and (ii) acquire certain of Apache Corporation’s interests in the Deepwater GOM for $1.4 billion. These transactions are expected to close by the end of second-quarter 2014, and we estimate combined after-tax net proceeds from the transactions will approximate $1.3 billion, which will be used to repay outstanding indebtedness following the close of the transactions. Our 2014 estimates and projections included in this quarterly report do not reflect the impact of these recently announced transactions.

Our results for first-quarter 2014, compared with first-quarter 2013, primarily reflect lower sales volumes in Indonesia because of restrictions on concentrate exports and lower copper price realizations, partly offset by the inclusion of the results of FM O&G in first-quarter 2014. Refer to "Consolidated Results" for further discussion of our consolidated financial results for the three months ended March 31, 2014 and 2013.

In January 2014, the Indonesian government published regulations regarding exports of minerals, including copper concentrates. The regulations provide that holders of contracts of work with existing processing facilities in Indonesia could continue to export product through January 12, 2017, but established new requirements for the continued export of copper concentrates, including the imposition of a progressive export duty on copper concentrates. To date, PT Freeport Indonesia (PT-FI) has not received authorization from the Indonesian government to export copper concentrate. Refer to “Operations - Indonesia” for further discussion.

At March 31, 2014, we had $1.3 billion in consolidated cash and cash equivalents and $20.9 billion in total debt. We continue to target significant reductions in debt by the end of 2016 using cash flows generated above capital expenditures and other cash requirements. Refer to Note 6 and "Capital Resources and Liquidity" for further discussion.

At current commodity prices, we expect to produce significant operating cash flows, and to use our cash to invest in our development projects, reduce debt and return cash to shareholders through dividends on our common stock.

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

Sales Volumes.  Following are our projected consolidated sales volumes for the year 2014:

Copper (millions of recoverable pounds):
North America copper mines	1,720
South America mining	1,210
Indonesia mining	930	[a]
Africa mining	440
	4,300
Gold (millions of recoverable ounces):
Indonesia mining	1.5	[a]
North and South America mining	0.1
	1.6
Molybdenum (millions of recoverable pounds)	97	[b]
Oil Equivalents (million BOE, or MMBOE)	64.2	[c]

a.
This estimate assumes resumption of exports from PT-FI beginning in May 2014. To the extent PT-FI is unable to resume exports in May 2014, this would result in a deferral of approximately 50 million pounds of copper and 80 thousand ounces of gold per month.

b.	Projected molybdenum sales include 49 million pounds produced at our Molybdenum mines and 48 million pounds produced at our North and South America copper mines.

c.	This estimate does not reflect the impact of the recently announced transactions to sell the Eagle Ford shale assets and to acquire certain additional interests in the Deepwater GOM.

Consolidated sales for second-quarter 2014 are expected to approximate 1.1 billion pounds of copper, 320 thousand ounces of gold, 24 million pounds of molybdenum and 15.2 MMBOE. Projected sales volumes are dependent on a number of factors, including operational performance, the impact of newly enacted Indonesian governmental laws and regulations and other factors.

Mining Unit Net Cash Costs. Assuming average prices of $1,300 per ounce of gold and $10 per pound of molybdenum for the remainder of 2014, and achievement of current sales volume and cost estimates, which assumes the resumption of exports from PT-FI beginning in May 2014, consolidated unit net cash costs (net of by-product credits) for our copper mines are expected to average $1.58 per pound of copper in second-quarter 2014 and $1.41 per pound of copper for the year 2014. Quarterly unit net cash costs vary with fluctuations in sales volumes and average realized prices (primarily gold and molybdenum prices). The impact of price changes for the remainder of 2014 on consolidated unit net cash costs would approximate $0.017 per pound for each $50 per ounce change in the average price of gold and $0.015 per pound for each $2 per pound change in the average price of molybdenum. Refer to “Consolidated Results – Production and Delivery Costs” for further discussion of consolidated production and delivery costs for our mining operations.

Oil and Gas Cash Production Costs per BOE. Based on current sales volume and cost estimates for the remainder of 2014, cash production costs are expected to approximate $19 per BOE for the year 2014. Refer to “Operations – Oil and Gas” for further discussion of oil and gas production costs.

Consolidated Operating Cash Flow. Our consolidated operating cash flows vary with prices realized from copper, gold, molybdenum and oil sales, our sales volumes, production costs, income taxes, other working capital changes and other factors. Based on current sales volume and cost estimates, which assumes the resumption of exports from PT-FI beginning in May 2014, and assuming average prices of $3.00 per pound of copper, $1,300 per ounce of gold, $10 per pound of molybdenum and $105 per barrel of Brent crude oil for the remainder of 2014, consolidated operating cash flows are estimated to approximate $7.7 billion for the year 2014. Projected consolidated operating cash flows for the year 2014 also reflect estimated taxes of $1.9 billion (refer to “Consolidated Results – Provision for Income Taxes” for further discussion of our projected consolidated effective annual tax rate for 2014). The impact of price changes during the remainder of 2014 on operating cash flows would approximate $275 million for each $0.10 per pound change in the average price of copper, $60 million for each $50 per ounce change in the average price of gold, $85 million for each $2 per pound change in the average price of molybdenum and $100 million for each $5 per barrel change in the price of Brent crude oil above $100 per barrel.

MARKETS

Metals. World prices for copper, gold and molybdenum can fluctuate significantly. During the period from January 2004 through April 2014, the London Metal Exchange (LME) spot copper price varied from a low of $1.06 per pound in 2004 to a record high of $4.60 per pound in 2011, the London Bullion Market Association (London) PM gold price fluctuated from a low of $375 per ounce in 2004 to a record high of $1,895 per ounce in 2011, and the Metals Week Molybdenum Dealer Oxide weekly average price ranged from a low of $7.35 per pound in 2004 to a record high of $39.25 per pound in 2005. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in our “Risk Factors” contained in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2013.

Historical LME Copper Prices
Through April 30, 2014
LME Copper Prices
Exchange Stocks
000s of metric tons
Dollars per pound
1,600
1,400
1,200
1,000
800
600
400
200
0
$5.00
$4.50
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$0.00
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014

This graph presents LME spot copper prices and the combined reported stocks of copper at the LME, Commodity Exchange Inc. (COMEX), a division of the New York Mercantile Exchange (NYMEX), and the Shanghai Futures Exchange from January 2004 through April 2014. From 2006 through most of 2008, limited supplies, combined with growing demand from China and other emerging economies, resulted in high copper prices and low levels of inventories. In late 2008, slowing consumption, turmoil in the U.S. financial markets and concerns about the global economy led to a sharp decline in copper prices, which reached a low of $1.26 per pound in December 2008. Higher copper prices since that time are attributable to a combination of demand from developing economies and pro-growth monetary and fiscal policy decisions in Europe, China and the U.S. During first-quarter 2014, copper prices declined because of concerns about slowing growth rates in China and an outlook for higher near-term supplies. LME spot copper prices ranged from a low of $2.92 per pound to a high of $3.38 per pound, averaged $3.19 per pound, and closed at $3.01 per pound on March 31, 2014.

We believe the underlying long-term fundamentals of the copper business remain positive, supported by the significant role of copper in the global economy and a challenging long-term supply environment. Future copper prices are expected to be volatile and are likely to be influenced by demand from China and emerging markets, as well as economic activity in the U.S. and other industrialized countries, the timing of the development of new supplies of copper and production levels of mines and copper smelters. LME spot copper prices closed at $3.05 per pound on April 30, 2014.

This graph presents London PM gold prices from January 2004 through April 2014. An improving economic outlook and positive equity performance contributed to lower demand for gold in 2013 and early 2014, resulting in generally lower prices. During first-quarter 2014, London PM gold prices ranged from a low of $1,221 per ounce to a high of $1,385 per ounce, averaged $1,293 per ounce and closed at $1,292 per ounce on March 31, 2014. Gold prices closed at $1,289 per ounce on April 30, 2014.

Metals Week Molybdenum Dealer Oxide Prices
Through April 30, 2014
Dollars per pound
$40
$35
$30
$25
$20
$15
$10
$5
$0
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014

This graph presents the Metals Week Molybdenum Dealer Oxide weekly average prices from January 2004 through April 2014. Market conditions for molybdenum declined in 2013 because of weak demand in the metallurgical sector and increased supply, but have shown improvement in first-quarter 2014. During first-quarter 2014, the weekly average price of molybdenum ranged from a low of $9.70 per pound to a high of $10.41 per pound, averaged $9.96 per pound and was $10.41 on March 31, 2014. The Metals Week Molybdenum Dealer Oxide weekly average price was $12.69 per pound on April 30, 2014.

Oil and Gas. Market prices for crude oil and natural gas can fluctuate significantly. During the period from January 2004 through April 2014, the Brent crude oil price ranged from a low of $28.83 per barrel in 2004 to a high of $146.08 per barrel in 2008 and the NYMEX natural gas price fluctuated from a low of $2.04 per million British thermal units (MMBtu) in 2012 to a high of $13.91 per MMBtu in 2005. Crude oil and natural gas prices are affected by numerous factors beyond our control as described further in our “Risk Factors” contained in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2013.

Crude Oil & Natural Gas Prices

Through April 30, 2014

NYMEX
Brent Crude
Natural Gas Prices ($/MMBtu)
Brent Crude Oil Prices ($/Bbl)
$16
$14
$12
$10
$8
$6
$4
$2
$0
$160
$140
$120
$100
$80
$60
$40
$20
$0
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014

This graph presents Brent crude oil prices and NYMEX natural gas contract prices from January 2004 through April 2014. Crude oil prices reached a record high in July 2008 as economic growth in emerging economies and the U.S. created high global demand for oil and lower inventories. By the end of 2008, financial turmoil in the U.S. contributed to a global economic slowdown and a decline in many commodity prices, including crude oil which reached a low of $36.61 per barrel in December 2008. Higher prices since that time have been supported by a gradually improving global economy and demand outlook. During first-quarter 2014, the Brent crude oil price ranged from a low of $105.75 per barrel to a high of $111.20 per barrel, averaged $107.84 per barrel and was $107.76 per barrel on March 31, 2014. The Brent crude oil price was $108.07 per barrel on April 30, 2014.

CONSOLIDATED RESULTS

	Three Months Ended
	March 31,
	2014		2013[a]
SUMMARY FINANCIAL DATA	(in millions, except per share amounts)
Revenues[b]	$4,985	[c,d]	$4,583	[c]
Operating income[b]	$1,111	[c,d,e]	$1,355	[c,f]
Net income attributable to FCX common stockholders[g]	$510	[c,d,e]	$648	[c,f,h]
Diluted net income per share attributable to FCX common stockholders	$0.49	[c,d,e]	$0.68	[c,f,h]
Diluted weighted-average common shares outstanding	1,044		953
Operating cash flows[i]	$1,201		$831
Capital expenditures	$1,612		$805
At March 31:
Cash and cash equivalents	$1,342		$9,595	[j]
Total debt, including current portion	$20,850		$10,092

a.	Results for first-quarter 2013 do not include FM O&G.
b.Following is a summary of revenues and operating income by operating division (in millions):

Revenues	2014	2013
North America copper mines	$1,286	$1,385
South America mining	898	1,014
Indonesia mining	470	931
Africa mining	327	438
Molybdenum mines	126	143
Rod & Refining	1,154	1,337
Atlantic Copper Smelting & Refining	593	639
U.S. oil & gas operations	1,261	—
Other mining, corporate, other & eliminations	(1,130)	(1,304)
Total FCX revenues	$4,985	$4,583

Operating income (loss)
North America copper mines	$390	$487
South America mining	333	467
Indonesia mining	18	287
Africa mining	121	192
Molybdenum mines	28	43
Rod & Refining	4	6
Atlantic Copper Smelting & Refining	(9)	(4)
U.S. oil & gas operations	277	—
Other mining, corporate, other & eliminations	(51)	(123)
Total FCX operating income	$1,111	$1,355

c.
Includes unfavorable adjustments to provisionally priced concentrate and cathode sales recognized in prior periods totaling $124 million ($66 million to net income attributable to common stockholders or $0.06 per share) in first-quarter 2014 and $11 million ($5 million to net income attributable to common stockholders or $0.01 per share) in first-quarter 2013. Refer to “Revenues” for further discussion.

d.
Includes net noncash mark-to-market gains totaling $15 million ($9 million to net income attributable to common stockholders or $0.01 per share) associated with crude oil and natural gas derivative contracts. Refer to "Revenues" for further discussion.

e.
Includes $53 million ($28 million to net income attributable to common stockholders or $0.03 per share) of fixed costs charged directly to cost of sales as a result of the impact of export restrictions on PT-FI's operating rates.

f.	Includes transaction and related costs principally associated with the oil and gas acquisitions totaling $14 million ($10 million to net income attributable to common stockholders or $0.01 per share).

g.	We defer recognizing profits on intercompany sales until final sales to third parties occur. Refer to "Operations - Smelting & Refining" for a summary of net impacts from changes in these deferrals.

h.
Includes losses on early extinguishment of debt totaling $40 million to net income attributable to FCX common stockholders ($0.04 per share) related to the termination of the acquisition bridge loan facilities. Refer to Note 6 for further discussion.

i.	Includes net working capital uses and changes in other tax payments of $413 million for first-quarter 2014 and $430 million for first-quarter 2013.

j.	Includes net proceeds of $6.4 billion from the March 2013 sale of senior notes that were used to fund the second-quarter 2013 oil and gas acquisitions.

	Three Months Ended
	March 31,
	2014	2013[a]
SUMMARY OPERATING DATA
Copper (recoverable)
Production (millions of pounds)	948	980
Sales, excluding purchases (millions of pounds)	871	954
Average realized price per pound	$3.14	$3.51
Site production and delivery costs per pound[b]	$1.89	$1.94
Unit net cash costs per pound[b]	$1.54	$1.57
Gold (recoverable)
Production (thousands of ounces)	231	235
Sales, excluding purchases (thousands of ounces)	187	214
Average realized price per ounce	$1,300	$1,606
Molybdenum (recoverable)
Production (millions of pounds)	24	22
Sales, excluding purchases (millions of pounds)	27	25
Average realized price per pound	$11.21	$12.75
Oil Equivalents
Sales volumes:
MMBOE	16.1
Thousand BOE (MBOE) per day	179
Cash operating margin per BOE:[c]
Realized revenues	$77.22
Cash production costs	18.51
Cash operating margin	$58.71

a.	Results for first-quarter 2013 do not include FM O&G.

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

c.
Cash operating margin for oil and gas operations reflects realized revenues less cash production costs. Realized revenues exclude noncash mark-to-market adjustments on derivative contracts, and cash production costs exclude accretion and other costs. For reconciliations of realized revenues and cash production costs per BOE to revenues and production and delivery costs reported in our consolidated financial statements, refer to "Product Revenues and Production Costs."

Revenues
Consolidated revenues totaled $5.0 billion in first-quarter 2014, compared with $4.6 billion in first-quarter 2013, and primarily included the sale of copper concentrates, copper cathodes, copper rod, gold, molybdenum, silver and cobalt hydroxide, and in first-quarter 2014 the sale of oil, natural gas and natural gas liquids (NGLs) by our oil and gas operations.

Following is a summary of changes in our consolidated revenues between periods (in millions):

Three Months Ended March 31

Consolidated revenues - 2013 period	$4,583
Mining operations:
(Lower) higher sales volumes from mining operations:
Copper	(293)
Gold	(45)
Molybdenum	26
Lower price realizations from mining operations:
Copper	(322)
Gold	(57)
Molybdenum	(42)
Unfavorable impact of net adjustments for prior period provisionally priced copper sales for mining operations	(113)
Lower Atlantic Copper revenues	(46)
Lower revenues from purchased copper	(67)
Other, including intercompany eliminations	100
Oil and gas operations:
Oil and gas revenues, including realized cash losses on derivative contracts	1,246
Net noncash mark-to-market gains on crude oil and natural gas derivative contracts	15
Consolidated revenues - 2014 period	$4,985

Mining Sales Volumes
Consolidated copper sales volumes decreased to 871 million pounds in first-quarter 2014, compared with 954 million pounds in first-quarter 2013, and consolidated gold sales volumes decreased to 187 thousand ounces in first-quarter 2014, compared with 214 thousand ounces in first-quarter 2013. Lower copper and gold sales volumes primarily reflected lower volumes from PT-FI because of the post-January 12, 2014, restrictions on concentrate exports from Indonesia, which resulted in a deferral of approximately 125 million pounds of copper and 140 thousand ounces of gold in first-quarter 2014. Consolidated molybdenum sales volumes increased to 27 million pounds in first-quarter 2014, compared with 25 million pounds in first-quarter 2013. Refer to “Operations” for further discussion of sales volumes at our mining operations.
Metal Price Realizations
Our consolidated revenues can vary significantly as a result of fluctuations in the market prices of copper, gold and molybdenum. Following is a summary of our average price realizations from mining operations for the first quarters of 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
Copper (per pound)	$3.14	$3.51
Gold (per ounce)	$1,300	$1,606
Molybdenum (per pound)	$11.21	$12.75

We generally recognized lower price realizations from our mining operations in first-quarter 2014, compared with first-quarter 2013. Refer to "Markets" for further discussion.

Provisionally Priced Copper Sales
During first-quarter 2014, 43 percent of our mined copper was sold in concentrate, 30 percent as cathode and 27 percent as rod from our North America operations. Impacts of net adjustments for prior period provisionally priced sales primarily relates to copper sales. Substantially all of our copper concentrate and cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) based primarily on quoted LME monthly average spot copper prices. We receive market prices based on prices in the specified future period, which results in price fluctuations recorded through revenues until the date of settlement. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on our provisionally priced concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until final pricing on the date of settlement. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs.

Following is a summary of the unfavorable impacts of net adjustments to the prior periods' provisionally priced copper sales for the first quarters of 2014 and 2013 (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2014	2013
Revenues	$(124)	$(11)
Net income attributable to FCX common stockholders	$(66)	$(5)
Net income per share attributable to FCX common stockholders	$(0.06)	$(0.01)

At March 31, 2014, we had provisionally priced copper sales at our copper mining operations, primarily South America and Indonesia, totaling 332 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average of $3.01 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the March 31, 2014, provisional price recorded would have an approximate $11 million impact on 2014 net income attributable to common stockholders. The LME spot copper price closed at $3.05 per pound on April 30, 2014.

Purchased Copper
From time to time, we purchase copper cathode for processing by our Rod & Refining segment when production from our North America copper mines does not meet customer demand.

Oil & Gas Revenues
Consolidated sales of 16.1 MMBOE during first-quarter 2014 included 11.8 million barrels (MMBbls) of crude oil, 19.5 billion cubic feet (Bcf) of natural gas and 1.1 MMBbls of NGLs. Refer to “Operations” for further discussion of sales volumes at our oil and gas operations.

In connection with the acquisition of Plains Exploration & Production Company (PXP), we have derivative contracts for 2014 and 2015 that consist of crude oil options and natural gas swaps. These crude oil and natural gas derivative contracts are not designated as hedging instruments; accordingly, they are recorded at fair value with the mark-to-market gains and losses recorded in revenues each period. Net charges to revenues for crude oil and natural gas derivative contracts totaled $50 million in first-quarter 2014, reflecting charges of $65 million ($39 million to net income attributable to common stockholders or $0.04 per share) for payments on derivative contracts, partly offset by net noncash mark-to-market gains totaling $15 million ($9 million to net income attributable to common stockholders or $0.01 per share).

Following presents the estimated (increase) decrease in the net liability on our balance sheet of a 10 percent change in Brent crude oil and NYMEX forward natural gas prices , compared with forward prices used to determine the fair values at March 31, 2014 (in millions):

	10% Increase	10% Decrease
Crude oil puts	$(59)	$135
Natural gas swaps	(11)	11
	$(70)	$146

Refer to Note 7 for further discussion of the oil and gas derivative contracts.

Production and Delivery Costs
Consolidated production and delivery costs totaled $2.7 billion in both first-quarter 2014 and 2013. Excluding production and delivery costs associated with oil and gas operations of $311 million for first-quarter 2014, production and delivery costs for our mining operations primarily reflected lower volumes from PT-FI because of the post-January 12, 2014, restrictions on concentrate exports from Indonesia and lower refined copper sales.

Consolidated unit site production and delivery costs (before net noncash and other costs) for our copper mines were $1.89 per pound of copper in first-quarter 2014, compared with $1.94 per pound of copper in first-quarter 2013. First-quarter 2014 consolidated unit site production and delivery costs exclude $0.06 per pound of copper for fixed costs charged directly to cost of sales as a result of the impact of export restrictions on PT-FI's operating rates. Assuming achievement of current volume and cost estimates, which assumes the resumption of exports from PT-FI beginning in May 2014, consolidated unit site production and delivery costs are expected to average $1.88 per pound of copper for the remainder of 2014. Refer to “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements.

Our copper mining operations require significant energy, principally diesel, electricity, coal and natural gas, most of which is obtained from third parties under long-term contracts. Energy costs are expected to approximate 20 percent of our consolidated copper production costs for the year 2014, including purchases of approximately 270 million gallons of diesel fuel; 7,930 gigawatt hours of electricity at our North America, South America and Africa copper mining operations (we generate all of our power at our Indonesia mining operation); 705 thousand metric tons of coal for our coal power plant in Indonesia; and 1 MMBtu of natural gas at certain of our North America mines.

Depreciation, Depletion and Amortization
Consolidated depreciation, depletion and amortization expense totaled $966 million in first-quarter 2014 (which included $616 million for our oil and gas operations) and $329 million in first-quarter 2013. Depreciation will vary under the unit-of-production (UOP) method as a result of changes in sales volumes and the related UOP rates at our mining and oil and gas operations.

Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses totaled $135 million in first-quarter 2014 (which included $57 million for our oil and gas operations), compared with $113 million in first-quarter 2013. Excluding selling, general and administrative expenses associated with oil and gas operations, lower expense primarily reflected lower incentive compensation costs. Additionally, first-quarter 2013 included $14 million of transaction and related costs principally associated with the oil and gas acquisitions.

Mining Exploration and Research Expenses
Consolidated exploration and research expenses for our mining operations totaled $30 million in first-quarter 2014 and $52 million in first-quarter 2013. We are actively conducting exploration activities near our existing mines with a focus on opportunities to expand reserves and resources to support development of additional future production capacity in the large mineral districts where we currently operate. Exploration results indicate opportunities for what we believe could be significant future potential reserve additions in North and South America, and in the Tenke minerals district. The drilling data in North America continues to indicate the potential for significantly expanded sulfide production.

For the year 2014, exploration and research expenditures for our mining operations are expected to approximate $150 million, including $120 million for exploration.

Under the full cost method of accounting, exploration costs for our oil and gas operations are capitalized to oil and gas properties.

Environmental Obligations and Shutdown Costs
Environmental obligation costs reflect net revisions to our long-term environmental obligations, which will vary from period to period because of changes to environmental laws and regulations, the settlement of environmental matters and/or circumstances affecting our operations that could result in significant changes in our estimates. Shutdown costs include care and maintenance costs and any litigation, remediation or related expenditures associated with closed facilities or operations. Net charges for environmental obligations and shutdown costs totaled $6 million in first-quarter 2014, compared with $15 million in first-quarter 2013. Refer to Note 9 and "Contingencies" for further discussion of environmental obligations and litigation matters associated with closed facilities or operations.

Interest Expense, Net
Consolidated interest expense (excluding capitalized interest) increased to $224 million in first-quarter 2014, compared with $75 million in first-quarter 2013, reflecting additional interest expense associated with acquisition-related debt. Refer to Note 6 for further discussion.

Capitalized interest is related to the level of expenditures for our development projects and average interest rates on our borrowings, and totaled $63 million in first-quarter 2014, compared to $18 million in first-quarter 2013. The increase in first-quarter 2014 primarily reflected higher average qualifying assets, average debt balances and average interest expense. Refer to “Capital Resources and Liquidity - Investing Activities” for further discussion of current development projects.

Losses on Early Extinguishment of Debt
Losses on early extinguishment of debt totaled $45 million for first-quarter 2013 related to the termination of the bridge loan facilities for the oil and gas acquisitions.

Provision for Income Taxes
Following is a summary of the approximate amounts used in the calculation of our consolidated provision for income taxes for the first quarters of 2014 and 2013 (in millions, except percentages):

	Three Months Ended				Three Months Ended
	March 31, 2014				March 31, 2013
	Income[a]	Effective Tax Rate		Income Tax Provision	Income[a]	Effective Tax Rate	Income Tax Provision
U.S.	$473	29%		$(136)	$325	22%	$(71)
South America	344	37%		(127)	443	34%	(151)
Indonesia	44	42%		(18)	279	43%	(120)
Africa	80	30%		(24)	143	31%	(44)
Eliminations and other	42	N/A		(11)	60	N/A	(10)
Annualized rate adjustment[b]	—	N/A		(41)	—	N/A	(32)
Consolidated FCX	$983	36%	[c]	$(357)	$1,250	34%	$(428)

a.	Represents income by geographic location before income taxes and equity in affiliated companies’ net earnings.

b.	In accordance with applicable accounting rules, we adjust our interim provision for income taxes equal to our estimated annualized tax rate.

c.
Our consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which we operate. Accordingly, variations in the relative proportions of jurisdictional income result in fluctuations to our consolidated effective income tax rate. Assuming average prices of $3.00 per pound for copper, $1,300 per ounce for gold, $10 per pound for molybdenum and Brent crude oil of $105 per barrel for the remainder of 2014 and achievement of current sales volume and cost estimates, we estimate that our consolidated effective tax rate will approximate 36 percent for the year 2014. As further discussed in "Operations - Indonesia Mining," we are working with the Indonesian government to reach a resolution that would enable PT-FI to resume exports of concentrates. A reduction in income from PT-FI relative to our consolidated income during 2014 would generate a lower consolidated effective income tax rate for the year.

OPERATIONS

North America Copper Mines
We operate seven open-pit copper mines in North America – Morenci, Bagdad, Safford, Sierrita and Miami in Arizona, and Chino and Tyrone in New Mexico. All of the North America mining operations are wholly owned, except for Morenci. We record our 85 percent joint venture interest in Morenci using the proportionate consolidation method.

The North America copper mines include open-pit mining, sulfide ore concentrating, leaching and solution extraction/electrowinning (SX/EW) operations. A majority of the copper produced at our North America copper mines is cast into copper rod by our Rod & Refining segment. The remainder of our North America copper sales is in the form of copper cathode or copper concentrate, a portion of which is shipped to Atlantic Copper (our wholly owned copper smelter). Molybdenum concentrate is also produced by certain of our North America copper mines.

Operating and Development Activities. We have increased production from our North America copper mines in recent years and continue to evaluate a number of opportunities to invest in additional production capacity following positive exploration results. Future investments will be undertaken based on the results of economic and technical feasibility studies and market conditions.

Morenci Mill Expansion. We are expanding mining and milling capacity to process additional sulfide ores identified through exploratory drilling. The project is targeting incremental annual production of approximately 225 million pounds of copper beginning in 2014 (an approximate 40 percent increase from 2013) through an increase in milling rates to approximately 115,000 metric tons of ore per day. Construction is in an advanced stage, and we expect to begin commissioning and start-up activities during second-quarter 2014. At full rates, Morenci's copper production is expected to approach 1 billion pounds in 2015, compared with 564 million pounds in 2013. At March 31, 2014, $1.3 billion had been incurred for this project ($0.3 billion during first-quarter 2014), with approximately $0.3 billion remaining to be incurred.

Operating Data. Following is summary operating data for the North America copper mines for the first quarters of 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
Operating Data, Net of Joint Venture Interest
Copper (recoverable)
Production (millions of pounds)	385	343
Sales, excluding purchases (millions of pounds)	371	353
Average realized price per pound	$3.24	$3.60

Molybdenum (millions of recoverable pounds)
Production[a]	8	8

100% Operating Data
SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	983,100	1,000,100
Average copper ore grade (percent)	0.24	0.22
Copper production (millions of recoverable pounds)	229	209

Mill operations
Ore milled (metric tons per day)	255,300	250,600
Average ore grade (percent):
Copper	0.42	0.39
Molybdenum	0.03	0.03
Copper recovery rate (percent)	86.1	84.3
Copper production (millions of recoverable pounds)	182	158

a.	Refer to "Consolidated Results" for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at the North America copper mines.

Copper sales volumes from our North America copper mines increased to 371 million pounds in first-quarter 2014, compared with 353 million pounds in first-quarter 2013, reflecting higher production at most mines primarily because of higher ore grades.

North America's copper production is expected to continue to grow in 2014 following the completion of the Morenci mill expansion project. Copper sales from our North America copper mines are expected to approximate 1.7 billion pounds for the year 2014, compared with 1.4 billion pounds in 2013. Refer to "Outlook" for projected molybdenum sales volumes.

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

Gross Profit per Pound of Copper and Molybdenum

The following tables summarize unit net cash costs and gross profit per pound at our North America copper mines for the first quarters of 2014 and 2013. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended			Three Months Ended
	March 31, 2014			March 31, 2013
	By- Product Method	Co-Product Method		By- Product Method	Co-Product Method
		Copper	Molyb- denum[a]		Copper	Molyb- denum[a]
Revenues, excluding adjustments	$3.24	$3.24	$10.00	$3.60	$3.60	$11.75

Site production and delivery, before net noncash and other costs shown below	1.88	1.86	2.48	1.99	1.94	3.27
By-product credits	(0.22)	—	—	(0.26)	—	—
Treatment charges	0.13	0.13	—	0.13	0.13	—
Unit net cash costs	1.79	1.99	2.48	1.86	2.07	3.27
Depreciation, depletion and amortization	0.29	0.27	0.08	0.28	0.27	0.20
Noncash and other costs, net	0.08	0.08	0.02	0.09	0.09	0.03
Total unit costs	2.16	2.34	2.58	2.23	2.43	3.50
Revenue adjustments, primarily for pricing on prior period open sales	(0.02)	(0.02)	—	—	—	—
Gross profit per pound	$1.06	$0.88	$7.42	$1.37	$1.17	$8.25

Copper sales (millions of recoverable pounds)	369	369		352	352
Molybdenum sales (millions of recoverable pounds)[a]			8			8

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

Our North America copper mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) of $1.79 per pound of copper in first-quarter 2014 were lower than unit net cash costs of $1.86 per pound in first-quarter 2013, primarily reflecting higher copper sales volumes.

Because certain assets are depreciated on a straight-line basis, North America's average unit depreciation rate may vary with asset additions and the level of copper production and sales.

Assuming achievement of current sales volume and cost estimates and an average price of $10 per pound of molybdenum for the remainder of 2014, average unit net cash costs (net of by-product credits) for our North America copper mines are expected to approximate $1.75 per pound of copper for the year 2014, compared with $1.87 per pound in 2013. North America's unit net cash costs for the remainder of 2014 would change by approximately $0.03 per pound for each $2 per pound change in the average price of molybdenum.

South America Mining
We operate four copper mines in South America – Cerro Verde in Peru and El Abra, Candelaria and Ojos del Salado in Chile. We own a 53.56 percent interest in Cerro Verde, a 51 percent interest in El Abra, and an 80 percent interest in the Candelaria and Ojos del Salado mining complex. All operations in South America are consolidated in our financial statements.

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

Development Activities.
Cerro Verde Expansion. Construction activities associated with a large-scale expansion at Cerro Verde are in progress. Engineering is substantially complete and construction is advancing on schedule. The project will expand the concentrator facilities from 120,000 metric tons of ore per day to 360,000 metric tons of ore per day and provide incremental annual production of approximately 600 million pounds of copper and 15 million pounds of molybdenum beginning in 2016. At March 31, 2014, $1.9 billion had been incurred for this project (approximately $0.4 billion during first-quarter 2014), with approximately $2.7 billion remaining to be incurred. Considering the long-term nature and large size of the project, actual costs could vary from these estimates.

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

Operating Data. Following is summary operating data for our South America mining operations for the first quarters of 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
Copper (recoverable)
Production (millions of pounds)	314	298
Sales (millions of pounds)	307	285
Average realized price per pound	$3.07	$3.48

Gold (recoverable)
Production (thousands of ounces)	21	21
Sales (thousands of ounces)	23	21
Average realized price per ounce	$1,307	$1,617

Molybdenum (millions of recoverable pounds)
Production[a]	3	2

SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	286,700	262,800
Average copper ore grade (percent)	0.50	0.50
Copper production (millions of recoverable pounds)	123	109

Mill operations
Ore milled (metric tons per day)	188,700	188,600
Average ore grade:
Copper (percent)	0.59	0.58
Gold (grams per metric ton)	0.10	0.11
Molybdenum (percent)	0.02	0.02
Copper recovery rate (percent)	90.0	90.8
Copper production (millions of recoverable pounds)	191	189

a.	Refer to "Consolidated Results" for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at Cerro Verde.

Consolidated copper sales volumes from South America totaled 307 million pounds in first-quarter 2014, compared to 285 million pounds in first-quarter 2013, primarily reflecting higher mining rates and timing of shipments.

Consolidated sales volumes from South America mines are expected to approximate 1.2 billion pounds of copper for the year 2014, compared with sales of 1.3 billion pounds of copper in 2013, primarily reflecting lower ore grades at Candelaria and Cerro Verde. Refer to "Outlook" for projected gold and molybdenum sales volumes.

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

Gross Profit per Pound of Copper

The following tables summarize unit net cash costs and gross profit per pound at the South America mining operations for the first quarters of 2014 and 2013. Unit net cash costs per pound of copper are reflected under the by-product and co-product methods as the South America mining operations also had small amounts of molybdenum, gold and silver sales. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2013
	By-Product Method	Co-Product Method	By-Product Method	Co-Product Method
Revenues, excluding adjustments	$3.07	$3.07	$3.48	$3.48

Site production and delivery, before net noncash and other costs shown below	1.50	1.39	1.62	1.49
By-product credits	(0.25)	—	(0.29)	—
Treatment charges	0.17	0.17	0.18	0.18
Unit net cash costs	1.42	1.56	1.51	1.67
Depreciation, depletion and amortization	0.28	0.27	0.25	0.23
Noncash and other costs, net	0.06	0.06	0.05	0.03
Total unit costs	1.76	1.89	1.81	1.93
Revenue adjustments, primarily for pricing on prior period open sales	(0.24)	(0.24)	(0.05)	(0.05)
Gross profit per pound	$1.07	$0.94	$1.62	$1.50

Copper sales (millions of recoverable pounds)	307	307	285	285

Our South America mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Unit net cash costs (net of by-product credits) averaged $1.42 per pound of copper in first-quarter 2014, compared with $1.51 per pound in first-quarter 2013, primarily reflecting higher copper sales volumes.

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

Assuming achievement of current sales volume and cost estimates, and average prices of $1,300 per ounce of gold and $10 per pound of molybdenum for the remainder of 2014, we estimate that average unit net cash costs (net of by-product credits) for our South America mining operations would approximate $1.55 per pound of copper for the year 2014, compared with $1.43 per pound in 2013.

Indonesia Mining
Indonesia mining includes PT-FI’s Grasberg minerals district. We own 90.64 percent of PT-FI, including 9.36 percent owned through our wholly owned subsidiary, PT Indocopper Investama.

PT-FI produces copper concentrates, which contain significant quantities of gold and silver. Substantially all of PT-FI’s copper concentrates are sold under long-term contracts, of which approximately one-half is sold to Atlantic Copper and PT Smelting and the remainder to third-party customers.

We have established certain unincorporated joint ventures with Rio Tinto plc (Rio Tinto), under which Rio Tinto has a 40 percent interest in certain assets and future production exceeding specified annual amounts of copper, gold and silver. Refer to Note 3 in our annual report on Form 10-K for the year ended December 31, 2013, for discussion of our joint ventures with Rio Tinto.

Refer to "Risk Factors" contained in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2013, for discussion of risks associated with operations in Indonesia.

Regulatory Matters. In January 2014, the Indonesian government published regulations providing that holders of contracts of work with existing processing facilities in Indonesia may continue to export product through January 12, 2017, but established new requirements for the continued export of copper concentrates, including the imposition of a progressive export duty on copper concentrates in the amount of 25 percent in 2014, rising to 60 percent by mid-2016. PT-FI’s COW, which has a primary term through 2021 and allows for two 10-year extensions through 2041 (subject to approval by the Indonesian government, which cannot be withheld or delayed unreasonably), authorizes it to export concentrates and specifies the taxes and other fiscal terms available to its operations. The COW states that PT-FI shall not be subject to taxes, duties or fees subsequently imposed or approved by the Indonesian government except as expressly provided in the COW. Additionally, PT-FI complied with the requirements of its COW for local processing by arranging for the construction and commissioning of Indonesia's only copper smelter and refinery, which is owned by PT Smelting. Prior to the January 12, 2014, regulations on exporting copper concentrates, approximately 40 percent of PT-FI’s production during 2014 had been expected to be shipped to PT Smelting, with the balance of its concentrates expected to be sold pursuant to long-term contracts with other international smelters.

To date, PT-FI has not received authorization from the Indonesian government to export copper concentrate. The January 12, 2014, regulations and the imposition of an export duty conflict with PT-FI’s contractual rights under its COW. We are working with the Indonesian government to reach a resolution that would enable PT-FI to resume exports of copper concentrates.

As a result of the delay in obtaining approvals for 2014 exports, PT-FI has implemented changes to its operations to align its concentrate production with PT Smelting’s operating plans. During first-quarter 2014, PT-FI’s milling rate averaged 118,000 metric tons of ore per day, which is approximately half of normal rates. In the event that PT-FI is unable to conduct normal operations for an extended period, PT-FI intends to implement plans to reduce operating costs, defer capital expenditures and implement workforce reductions. PT-FI may also be required to declare force majeure under its concentrate sales agreements.

Operating and Development Activities. We have several projects in progress in the Grasberg minerals district related to the development of the large-scale, long-lived, high-grade underground ore bodies. In aggregate, these underground ore bodies are expected to ramp up over several years to produce approximately 240,000 metric tons of ore per day following the transition from the Grasberg open pit, currently anticipated to occur in 2017. Over the next five years, estimated aggregate capital spending on these projects is currently expected to average $0.9 billion per year ($0.7 billion per year net to PT-FI). Considering the long-term nature and large size of these projects, actual costs could vary from these estimates. PT-FI may reduce or defer these activities pending resolution of export restrictions and other Indonesia regulatory matters.

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

Aggregate mine development capital for the Grasberg Block Cave mine and associated Common Infrastructure is expected to approximate $5.2 billion (incurred between 2008 and 2021), with PT-FI’s share totaling approximately

$4.6 billion. Aggregate project costs totaling $1.4 billion have been incurred through March 31, 2014 ($93 million during first-quarter 2014).

DMLZ. The DMLZ ore body lies below the DOZ mine at the 2,590-meter elevation and represents the downward continuation of mineralization in the Ertsberg East Skarn system and neighboring Ertsberg porphyry. We plan to mine the ore body using a block-cave method with production beginning in 2015. Targeted production rates once the DMLZ mining operation reaches full capacity are expected to approximate 80,000 metric tons of ore per day. Drilling efforts continue to determine the extent of this ore body. Aggregate mine development capital costs for the DMLZ mine are expected to approximate $2.6 billion (incurred between 2009 to 2020), with PT-FI’s share totaling approximately $1.5 billion. Aggregate project costs totaling $0.9 billion have been incurred through March 31, 2014 ($68 million during first-quarter 2014).

Operating Data. Following is summary operating data for our Indonesia mining operations for the first quarters of 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
Operating Data, Net of Joint Venture Interest
Copper (recoverable)
Production (millions of pounds)	140	219
Sales (millions of pounds)	109	198
Average realized price per pound	$3.04	$3.43

Gold (recoverable)
Production (thousands of ounces)	208	212
Sales (thousands of ounces)	162	191
Average realized price per ounce	$1,299	$1,604

100% Operating Data
Ore milled (metric tons per day):[a]
Grasberg open pit	65,800	137,400
DOZ underground mine[b]	50,300	59,000
Big Gossan underground mine[c]	1,900	3,000
Total	118,000	199,400
Average ore grades:
Copper (percent)	0.73	0.66
Gold (grams per metric ton)	0.79	0.52
Recovery rates (percent):
Copper	88.5	88.5
Gold	79.4	71.8
Production (recoverable):
Copper (millions of pounds)	144	219
Gold (thousands of ounces)	209	212

a.	Amounts represent the approximate average daily throughput processed at PT-FI’s mill facilities from each producing mine.

b.	Production from the DOZ underground mine is expected to ramp up to the design rate of 80,000 metric tons of ore per day in second-quarter 2015, pending approval of export permits as described above.

c.
Production from the Big Gossan underground mine is expected to ramp up to 7,000 metric tons of ore per day in 2017; however, production is currently suspended pending resolution of the export regulatory matter described above.

Indonesia's sales volumes decreased to 109 million pounds of copper and 162 thousand ounces of gold for first-quarter 2014, compared with 198 million pounds of copper and 191 thousand ounces of gold for first-quarter 2013, primarily because of lower milling rates as a result of the restrictions on concentrate exports from Indonesia, which resulted in the deferral of approximately 125 million pounds of copper and 140 thousand ounces of gold in first-quarter 2014.

At the Grasberg mine, the sequencing of mining areas with varying ore grades causes fluctuations in quarterly and annual production of copper and gold. Consolidated sales volumes from our Indonesia mining operations are expected to approximate 0.9 billion pounds of copper and 1.5 million ounces of gold for 2014, compared with 0.9 billion pounds of copper and 1.1 million ounces of gold in 2013. These estimates assume resumption of exports from PT-FI beginning in May 2014. To the extent PT-FI is unable to resume exports in May 2014, this will result in a deferral of approximately 50 million pounds of copper and 80 thousand ounces of gold per month. Upon a favorable resolution of the restrictions on exports, sales from Indonesia mining are expected to increase through 2016 as PT-FI gains access to higher grade ore.

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

Gross Profit per Pound of Copper and per Ounce of Gold

The following tables summarize the unit net cash costs and gross profit per pound of copper and per ounce of gold at our Indonesia mining operations for the first quarters of 2014 and 2013. Refer to “Production Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended				Three Months Ended
	March 31, 2014				March 31, 2013
	By-Product Method		Co-Product Method		By-Product Method	Co-Product Method
			Copper	Gold		Copper	Gold
Revenues, excluding adjustments	$3.04		$3.04	$1,299	$3.43	$3.43	$1,604

Site production and delivery, before net noncash and other costs shown below	3.33		2.01	859	2.61	1.77	826
Gold and silver credits	(2.15)		—	—	(1.63)	—	—
Treatment charges	0.24		0.15	62	0.23	0.15	71
Royalty on metals	0.11		0.07	31	0.13	0.09	42
Unit net cash costs	1.53		2.23	952	1.34	2.01	939
Depreciation and amortization	0.44		0.26	114	0.28	0.19	88
Noncash and other costs, net	0.67	[a]	0.41	174	0.26	0.18	83
Total unit costs	2.64		2.90	1,240	1.88	2.38	1,110
Revenue adjustments, primarily for pricing on prior period open sales	(0.53)		(0.53)	107	0.01	0.01	(8)
PT Smelting intercompany profit	0.49		0.30	129	0.02	0.02	8
Gross profit (loss) per pound/ounce	$0.36		$(0.09)	$295	$1.58	$1.08	$494

Copper sales (millions of recoverable pounds)	109		109		198	198
Gold sales (thousands of recoverable ounces)				162			191

a.	Includes $0.49 per pound of fixed costs charged directly to cost of sales as a result of the impact of export restrictions on PT-FI's operating rates.

A significant portion of PT-FI's costs are fixed and unit costs vary depending on production volumes. Indonesia's unit net cash costs (net of gold and silver credits) of $1.53 per pound of copper in first-quarter 2014, were higher than unit net cash costs of $1.34 per pound in first-quarter 2013, primarily reflecting lower volumes.

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

PT Smelting intercompany profit represents the change in the elimination of 25 percent of PT-FI's sales to PT Smelting.

Based on current sales volume and cost estimates, which assumes the resumption of exports from PT-FI beginning in May 2014, and assuming an average gold price of $1,300 per ounce for the remainder of 2014, Indonesia's unit net cash costs (net of gold and silver credits) are expected to approximate $0.70 per pound of copper for the year 2014, compared with $1.12 for the year 2013. Indonesia's projected unit net cash costs would change by approximately $0.075 per pound for each $50 per ounce change in the average price of gold for the remainder of 2014. Because of the fixed nature of a large portion of Indonesia's costs, unit costs vary from quarter to quarter depending on copper and gold volumes.

Africa Mining
Africa mining includes Tenke Fungurume Mining S.A.R.L's (TFM) Tenke minerals district. We hold an effective 56 percent interest in the Tenke copper and cobalt mining concessions in the Katanga province of the DRC through our consolidated subsidiary TFM, and we are the operator of Tenke.

The Tenke operation includes surface mining, leaching and SX/EW operations. Copper production from the Tenke minerals district is sold as copper cathode. In addition to copper, the Tenke minerals district produces cobalt hydroxide.

Operating and Development Activities. TFM completed its second phase expansion project in early 2013, which included increasing mine, mill and processing capacity. The expanded mill's throughput rates averaged 14,500 metric tons per day for first-quarter 2014, compared with the project's design capacity of 14,000 metric tons of ore per day. We continue to engage in exploration activities and metallurgical testing to evaluate the potential of the highly prospective minerals district at Tenke. These analyses are being incorporated in future plans for potential expansions of production capacity. Future expansions are subject to a number of factors, including economic and market conditions, and the business and investment climate in the DRC.

Operating Data. Following is summary operating data for our Africa mining operations for the first quarters of 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
Copper (recoverable)
Production (millions of pounds)	109	120
Sales (millions of pounds)	84	118
Average realized price per pound[a]	$3.07	$3.40

Cobalt (contained)
Production (millions of pounds)	7	6
Sales (millions of pounds)	8	6
Average realized price per pound	$9.21	$7.28

Ore milled (metric tons per day)	14,500	14,600
Average ore grades (percent):
Copper	4.05	4.44
Cobalt	0.33	0.32
Copper recovery rate (percent)	94.7	93.7

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

Copper sales from TFM decreased to 84 million pounds in first-quarter 2014, compared to 118 million pounds in first-quarter 2013, primarily reflecting timing of shipments and lower grade ore.

For the year 2014, we expect sales volumes from TFM to approximate 440 million pounds of copper and 30 million pounds of cobalt, compared with 454 million pounds of copper and 25 million pounds of cobalt for the year 2013.

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

Gross Profit per Pound of Copper and Cobalt

The following tables summarize the unit net cash costs and gross profit per pound of copper and cobalt at our Africa mining operations for the first quarters of 2014 and 2013. Refer to “Production Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended			Three Months Ended
	March 31, 2014			March 31, 2013
	By-Product Method	Co-Product Method		By-Product Method	Co-Product Method
		Copper	Cobalt		Copper	Cobalt
Revenues, excluding adjustments[a]	$3.07	$3.07	$9.21	$3.40	$3.40	$7.28

Site production and delivery, before net noncash and other costs shown below	1.48	1.22	5.16	1.39	1.33	4.18
Cobalt credits[b]	(0.66)	—	—	(0.23)	—	—
Royalty on metals	0.07	0.06	0.16	0.07	0.06	0.13
Unit net cash costs	0.89	1.28	5.32	1.23	1.39	4.31
Depreciation, depletion and amortization	0.61	0.53	0.80	0.49	0.46	0.69
Noncash and other costs, net	0.08	0.08	0.12	0.04	0.04	0.06
Total unit costs	1.58	1.89	6.24	1.76	1.89	5.06
Revenue adjustments, primarily for pricing on prior period open sales	(0.01)	(0.01)	0.24	0.01	0.01	0.38
Gross profit per pound	$1.48	$1.17	$3.21	$1.65	$1.52	$2.60

Copper sales (millions of recoverable pounds)	84	84		118	118
Cobalt sales (millions of contained pounds)			8			6

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

Unit net cash costs (net of cobalt credits) for our Africa operations of $0.89 per pound of copper in first-quarter 2014 were lower than unit net cash costs of $1.23 per pound in first-quarter 2013, primarily reflecting higher cobalt credits, partly offset by lower copper sales volumes.

Because certain assets are depreciated on a straight-line basis, Africa's unit depreciation rate may vary with asset additions and the level of copper production and sales.

Assuming achievement of current sales volume and cost estimates, and an average cobalt market price of $12 per pound for the remainder of 2014, average unit net cash costs (net of cobalt credits) are expected to approximate $1.22 per pound of copper for the year 2014, compared with $1.21 per pound in 2013. Africa's projected unit net cash costs would change by $0.065 per pound for each $2 per pound change in the average price of cobalt during the remainder of 2014.

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

Operating Data. Following is summary operating data for the molybdenum mines for the first quarters of 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
Molybdenum mines operating data
Molybdenum production (millions of recoverable pounds)	13	12
Ore milled (metric tons per day)	39,500	35,900
Average molybdenum ore grade (percent)	0.19	0.20
Market conditions for molybdenum declined in 2013 resulting from weak demand in the metallurgical sector and increased supply. While prices have improved somewhat during 2014, we continue to monitor market conditions and may make adjustments to our primary molybdenum production as market conditions warrant. Refer to "Consolidated Results" for our consolidated molybdenum operating data, which includes sales of molybdenum produced at our molybdenum mines and at our North and South America copper mines, and refer to "Outlook" for projected consolidated molybdenum sales volumes.

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

Gross Profit per Pound of Molybdenum

The following table summarizes the average unit net cash costs and gross profit per pound of molybdenum at the Henderson and Climax molybdenum mines for the first quarters of 2014 and 2013. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended
	March 31,
	2014	2013
Revenues, excluding adjustments[a]	$10.76	$12.55

Site production and delivery, before net noncash and other costs shown below	5.87	6.37
Treatment charges and other	0.84	0.95
Unit net cash costs	6.71	7.32
Depreciation, depletion and amortization	1.75	1.62
Noncash and other costs, net	0.11	0.15
Total unit costs	8.57	9.09
Gross profit	$2.19	$3.46

Molybdenum production (millions of recoverable pounds)[a]	13	12

a.
Revenues reflect sales of the Molybdenum mines' production to our molybdenum sales company at market-based pricing. On a consolidated basis, realizations are based on actual contract terms of sales made to third parties. As a result, our consolidated average realized price per pound of molybdenum (refer to "Consolidated Results") will differ from the amounts reported in this table.

Average unit net cash costs for our Molybdenum mines decreased to $6.71 per pound of molybdenum in first-quarter 2014, compared with $7.32 per pound in first-quarter 2013, primarily reflecting lower input costs and treatment charges. Assuming achievement of current sales volume and cost estimates, unit net cash costs for our molybdenum mines are expected to average approximately $7.25 per pound of molybdenum for the year 2014.

Smelting & Refining
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

Atlantic Copper, our wholly owned subsidiary located in Spain, smelts and refines copper concentrates and markets refined copper and precious metals in slimes. During first-quarter 2014, Atlantic Copper purchased 31 percent of its concentrate requirements from our South America mining operations, 25 percent from our North America copper mines and 8 percent from our Indonesia mining operations, with the remainder purchased from third parties. Through this form of downstream integration, we are assured placement of a significant portion of our concentrate production.

We defer recognizing profits on sales from our mining operations to Atlantic Copper and on 25 percent of Indonesia mining's sales to PT Smelting until final sales to third parties occur. Changes in these deferrals attributable to variability in intercompany volumes resulted in net additions to net income attributable to common stockholders totaling $16 million in first-quarter 2014, compared with $25 million in first-quarter 2013. Our net deferred profits on inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income attributable to common stockholders totaled $76 million at March 31, 2014. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices will result in variability in our net deferred profits and quarterly earnings.

Oil and Gas Operations
As further discussed in Note 2, in second-quarter 2013, we acquired oil and gas operations by completing the acquisitions of PXP and McMoRan Exploration Co. (MMR), collectively FM O&G. Our oil and gas operations provide exposure to energy markets with positive fundamentals, strong margins and cash flows and a large resource base with financially attractive exploration and development opportunities. The portfolio of assets includes significant oil production and growth potential in the Deepwater GOM, strong oil production from the onshore Eagle Ford shale play in Texas, established oil production onshore and offshore California, large onshore natural gas resources in the Haynesville shale play in Louisiana, natural gas production from the Madden area in central Wyoming, and an industry-leading position in the emerging Inboard Lower Tertiary/Cretaceous natural gas trend located in the shallow waters of the GOM and onshore in South Louisiana. More than 90 percent of our oil and gas revenues are from oil and NGLs.

As further discussed in Note 13, in May 2014, we announced that Freeport-McMoRan Oil & Gas LLC had entered into separate agreements to sell its Eagle Ford shale assets and to acquire certain additional interests in the Deepwater GOM. Our 2014 estimates and projections included in this quarterly report do not reflect the impact of these recently announced transactions.

As discussed in Note 1 to our annual report on Form 10-K for the year ended December 31, 2013, our oil and gas operations follow the full cost method of accounting whereby all costs associated with oil and gas property acquisition, exploration and development activities are capitalized into cost centers on a country-by-country basis. Capitalized costs, along with estimated future costs to develop proved reserves, are amortized to expense under the unit-of-production method using estimates of the related proved oil and natural gas reserves. The costs of unproved oil and gas properties are excluded from amortization until the properties are evaluated, at which time the related costs are subject to amortization. Under the full cost accounting rules, a "ceiling test" is conducted each quarter to review the carrying value of our oil and gas properties for impairment. At March 31, 2014, the ceiling with respect to our U.S. oil and gas properties exceeded the net capitalized costs by approximately 1 percent; therefore, no impairment was recorded.

Exploration and Development Activities. Our oil and gas business has significant proved, probable and possible reserves with financially attractive organic growth opportunities. The portfolio includes a broad range of development opportunities and high-potential exploration prospects. The business is being managed to reinvest its cash flows in projects with attractive rates of returns and risk profiles.

Capital expenditures for our oil and gas operations totaled $581 million for first-quarter 2014, including $277 million incurred for GOM (principally Deepwater), $127 million for Eagle Ford, $126 million for the Inboard Lower Tertiary/Cretaceous natural gas trend and $53 million for California. Capital expenditures for our oil and gas operations, which are expected to be funded by its operating cash flows, are projected to approximate $3 billion for the year 2014, including $1.5 billion incurred for the Deepwater GOM, $0.4 billion for Eagle Ford and $0.3 billion for the Inboard Lower Tertiary/Cretaceous natural gas trend.

See "Financial and Operating Data" below for further discussion of our current oil and gas operations.

Financial and Operating Data. Following is summary operating results for the oil and gas operations:

Three Months Ended
March 31, 2014
Sales Volumes
Oil (MMBbls)	11.8
Natural gas (Bcf)	19.5
NGLs (MMBbls)	1.1
MMBOE	16.1

Average Realizations[a]
Oil (per barrel)	$93.76
Natural gas (per MMbtu)	$4.67
NGLs (per barrel)	$45.47

Gross Profit per BOE
Realized revenues[a]	$77.22
Less: cash production costs[a]	18.51
Cash operating margin[a]	58.71
Less: depreciation, depletion and amortization	38.21
Less: accretion and other costs	0.78
Plus: net noncash mark-to-market gains on derivative contracts	0.90
Plus: other net adjustments	0.04
Gross profit	$20.66

a.
Cash operating margin for our oil and gas operations reflects realized revenues less cash production costs. Realized revenues exclude noncash mark-to-market adjustments on derivative contracts, and cash production costs exclude accretion and other costs. For reconciliations of realized revenues (including average realizations for oil, natural gas and NGLs) and cash production costs per BOE to revenues and production and delivery costs reported in our consolidated financial statements, refer to "Product Revenues and Production Costs."

Realized revenues for our oil and gas operations totaled $1.2 billion ($77.22 per BOE) and cash production costs totaled $298 million ($18.51 per BOE) in first-quarter 2014. Based on current sales volume and cost estimates for the remainder of 2014, cash production costs are expected to approximate $19 per BOE for the year 2014.

In first-quarter 2014, our average realized price for crude oil was $93.76 per barrel, net of $4.86 per barrel associated with payments on derivative contracts. Excluding the impact of derivative contracts, our average realized price for crude oil was $98.62 per barrel in first-quarter 2014 (91 percent of the average Brent crude oil price of $107.84 per barrel).

Our average realized price for natural gas was $4.67 per MMBtu in first-quarter 2014. Excluding the impact of derivative contracts, the average realized price for natural gas was $5.05 per MMBtu in first-quarter 2014, compared to the NYMEX natural gas price average of $4.92 per MMBtu for the January through March 2014 contracts.

The following table presents average sales volumes per day by region for our oil and gas operations:

Three Months Ended
March 31, 2014
Sales Volumes (MBOE per day):
GOM[a]	70
Eagle Ford	53
California	39
Haynesville/Madden/Other	17
Total oil and gas operations	179

a.	Includes sales from properties in the shallow waters of the GOM and in the Deepwater GOM. Production from the shallow waters of the GOM totaled 12 MBOE per day (17 percent of the GOM total).

Daily sales volumes averaged 179 MBOE in first-quarter 2014, including 131 MBbls of crude oil, 216 MMcf of natural gas and 12 MBbls of NGLs. Oil and gas sales volumes are expected to average 176 MBOE per day for the year 2014, comprised of 71 percent oil, 23 percent natural gas and 6 percent NGLs. Annual estimates are approximately 10 MBOE per day higher than estimates reported in our annual report on Form 10-K for the year ended December 31, 2013, primarily related to a deferral of the planned shut-in at Marlin from 2014 to 2015.

Gulf of Mexico. Multiple development and exploration opportunities have been identified in the Deepwater GOM that are expected to benefit from tie-back opportunities to available production capacity at the FM O&G operated large-scale Holstein, Marlin and Horn Mountain deepwater production platforms.

In March 2014, FM O&G was the apparent high bidder on 20 tracts in the Central Gulf of Mexico Oil and Gas Lease Sale 231 with a total investment of approximately $330 million net to FM O&G. The winning bids were primarily focused on high-impact, drillable targets in the Mississippi Canyon, Atwater Valley and Green Canyon areas to complement FM O&G’s existing infrastructure and production facilities and add several new exploration plays. The blocks, which cover approximately 106,000 gross acres, range in water depths up to 6,000 feet. The bids are subject to approval by the U.S. Bureau of Ocean Energy Management (BOEM), and FM O&G expects to be notified and designated as the operator of these blocks by third-quarter 2014.

Holstein, in which FM O&G has a 100 percent working interest, is located in Green Canyon and has production facilities capable of producing in excess of 100 MBOE per day. Drilling from the Holstein platform rig commenced in first-quarter 2014. Over the 2014 to 2016 period, FM O&G expects to drill seven sidetrack wells from the Holstein platform. In April 2014, the first sidetrack well was successful and completion operations have commenced. During this period, FM O&G also plans to drill five subsea tie-back wells from contracted drillships to enhance production volumes from the spar. Near-term tie-back prospects in the Holstein area include Holstein Deep and Copper.

The Holstein Deep development, in which FM O&G has a 100 percent working interest, is located four miles west of the Holstein platform. FM O&G acquired the acreage associated with this development in the 2013 lease sale held by the BOEM. Two successful wells had previously been drilled and encountered approximately 500 net feet of oil pay in recent years. FM O&G plans to delineate this prospect during 2014.

The Copper exploration prospect, in which FM O&G has a 100 percent working interest, is located southeast of the Holstein field in 4,400 feet of water and is a subsea tie-back opportunity to the Holstein facility. The prospect is a Holstein analog play with Pliocene objectives and has a proposed total depth of 14,500 feet.

Development of the Lucius field in Keathley Canyon, in which FM O&G has a 23.33 percent working interest, is on track with first oil production anticipated in the second half of 2014. The geologic results from the six wells drilled since 2009 confirm a significant oil resource. Subsea infrastructure is currently being installed, and topside facilities were lifted into place during first-quarter 2014. The sanctioned development of Lucius is a subsea development consisting of a truss spar hull located in 7,200 feet of water with a topside daily capacity of 80 MBbls of oil and 450 million cubic feet (MMcf) of gas.

During 2014, FM O&G also plans to commence drilling at the Tara exploration prospect, in which FM O&G has a 100 percent working interest, located northwest of the Lucius discovery in Keathley Canyon in 8,700 feet of water. Tara is a Lucius analog prospect with Pliocene/Miocene objectives and has a proposed total depth of 23,000 feet.

Eagle Ford. FM O&G has an attractive position in a section rich in crude oil and NGLs of the Eagle Ford shale play in South Texas. Production from the field has grown significantly in recent years and averaged 53 MBOE per day in first-quarter 2014. As part of our capital spending reduction initiatives, we have reduced drilling activity at Eagle Ford from eight operated rigs in mid-2013 to two operated rigs at the end of first-quarter 2014. At March 31, 2014, there were 23 wells that were pending completion or connection to pipelines.

California. FM O&G's California assets continued to perform consistently, with first-quarter 2014 production averaging 39 MBOE per day. Development plans are principally focused on maintaining stable production levels in our long-established producing fields principally onshore in California through continued drilling.

Haynesville. FM O&G has rights to a substantial natural gas resource, located in the Haynesville shale play in North Louisiana. Drilling activities in recent years have been significantly reduced to maximize cash flows in a low natural gas price environment and to benefit from potentially higher future natural gas prices.

Inboard Lower Tertiary/Cretaceous. FM O&G has an industry-leading position in the emerging Inboard Lower Tertiary/Cretaceous natural gas trend, located in the shallow waters of the GOM and onshore South Louisiana. FM O&G has a significant onshore and offshore lease acreage position with high-quality prospects and the potential to develop a significant long-term, low-cost source of natural gas. Data from eight wells drilled to date indicate the presence of geologic formations that are analogous to productive formations in the Deepwater GOM and onshore in the Gulf Coast region. The near-term focus is on defining the trend onshore. FM O&G is currently completing two Inboard Lower Tertiary/Cretaceous exploration prospects, including the Highlander onshore well (previously referred to as Lomond North) and the Davy Jones No. 2 offshore well, and plans to perform production tests on these two wells and the Blackbeard West No. 2 well in 2014.

The Highlander onshore exploratory well, in which FM O&G is the operator and has a 72 percent working interest, located in St. Martin Parish, Louisiana, encountered gas pay in several Wilcox and Cretaceous aged sands between 24,000 feet and 29,000 feet. As reported in our annual report on Form 10-K for the year ended December 31, 2013, the wireline log and core data obtained from the Wilcox and Cretaceous sand packages indicated favorable reservoir characteristics with approximately 150 feet of net pay. The Highlander discovery well is currently in completion operations to test Lower Wilcox and Cretaceous objectives found below the salt weld. Flow testing is anticipated in the second half of 2014. FM O&G has identified multiple exploratory prospects in the Highlander area where we control rights to approximately 50,000 gross acres.

Completion operations at Davy Jones No. 2, in which FM O&G has a 75 percent working interest, located on South Marsh Island Block 234, are in progress. Flow testing is anticipated to begin during second-quarter 2014. During 2014, FM O&G also plans to complete the Blackbeard West No. 2 well, in which FM O&G has a 92 percent working interest, located on Ship Shoal Block 188. Other near-term drilling includes the Farthest Gate West exploratory prospect located onshore in Cameron Parish, Louisiana. Farthest Gate West is an analog of the Lineham Creek discovery well located in Cameron Parish and has Paleogene objectives and a proposed total depth of 25,000 feet.

CAPITAL RESOURCES AND LIQUIDITY

Our operating cash flows vary with prices realized from copper, gold, molybdenum and oil, our sales volumes, production costs, income taxes, other working capital changes and other factors. We continue to target significant reductions in debt by the end of 2016 using cash flows generated above capital expenditures and other cash requirements. We will seek opportunities to accelerate our deleveraging plans through potential asset sales, joint venture transactions or other monetizations, and we are engaged in discussions with a number of third parties to achieve this objective. We may also take additional steps to defer capital spending and other costs in response to market conditions.

Cash
Following is a summary of the U.S. and international components of consolidated cash and cash equivalents, including cash available to the parent company, net of noncontrolling interests' share, taxes and other costs at March 31, 2014 (in millions):

Cash at domestic companies	$42
Cash at international operations	1,300
Total consolidated cash and cash equivalents	1,342
Less: noncontrolling interests’ share	(491)
Cash, net of noncontrolling interests’ share	851
Less: withholding taxes and other	(73)
Net cash available	$778

Cash held at our international operations is generally used to support our foreign operations' capital expenditures, operating expenses, working capital and other tax payments, or other cash needs. Management believes that sufficient liquidity is available in the U.S. from cash balances and availability from our revolving credit facility and uncommitted lines of credit (refer to Note 6). With the exception of TFM, we have not elected to permanently reinvest earnings from our foreign subsidiaries, and we have recorded deferred tax liabilities for foreign earnings that are available to be repatriated to the U.S. From time to time, our foreign subsidiaries distribute earnings to the U.S. through dividends that are subject to applicable withholding taxes and noncontrolling interests' share.

Debt
At March 31, 2014, we had total debt of $20.9 billion. Following is a summary of total debt and related weighted-average interest rates at March 31, 2014 (in billions, except percentages):

			Weighted-
			Average
			Interest Rate
Acquisition-related debt	$10.5	[a]	3.0%
Assumed debt of PXP	6.7		6.8%
Other FCX debt	3.7		3.3%
	$20.9		4.2%

a. Proceeds from the issuance of $6.5 billion of senior notes and a $4.0 billion unsecured term loan were used to finance the acquisitions of PXP and MMR, repay certain PXP debt and for general corporate purposes. Refer to Note 6 for further discussion.

At March 31, 2014, we had no borrowings outstanding and $46 million of letters of credit issued under our revolving credit facility, resulting in availability of approximately $3.0 billion.

We have uncommitted unsecured lines of credit with certain financial institutions for up to $450 million, which have terms and pricing that are more favorable than our revolving credit facility. As of March 31, 2014, there were $115 million of borrowings drawn on these lines of credit.

In March 2014, Cerro Verde entered into a five-year, $1.8 billion senior unsecured credit facility. Amounts may be drawn over a two-year period to fund a portion of the expansion project (see "Operations - South America Mining") and for Cerro Verde's general corporate purposes. At March 31, 2014, there were no amounts drawn.

On April 30, 2014, FM O&G redeemed a total of $210 million of the aggregate principal amount of the outstanding 6.625% Senior Notes, In accordance with the terms of the senior notes, the redemption was funded with cash contributions to FM O&G by us in exchange for additional equity, which is eliminated in our consolidated financial statements. We funded our contributions with our revolving credit facility. Holders received the principal amount together with the redemption premium and accrued and unpaid interest to the redemption date. As a result of the redemption, we recorded a gain on early extinguishment of debt of $6 million in second-quarter 2014.

Refer to Note 6 for further discussion of our debt.

Operating Activities
During the first three months of 2014, we generated consolidated operating cash flows totaling $1.2 billion (net of $413 million for working capital uses and changes in other tax payments), compared with consolidated operating cash flows for the first three months of 2013 of $0.8 billion (net of $430 million for working capital uses and changes in other tax payments). Consolidated operating cash flows for the first three months of 2014 benefited from our oil and gas operations, partly offset by the impact of lower metals price realizations, lower copper sales volumes and a decrease in working capital uses and changes in other tax payments, primarily associated with accounts receivable. As discussed in "Consolidated Results - Revenues," substantially all of our copper concentrate and cathode sales contracts are provisionally priced; accordingly, the quarter-end forward price is a major determinate of recorded revenues and the resulting receivables. At March 31, 2014, our provisionally priced copper sales we recorded at an average of $3.01 per pound of copper, compared with $3.41 per pound at March 31, 2013.

Based on current operating plans and subject to future copper, gold, molybdenum and crude oil prices, we expect estimated consolidated operating cash flows for the year 2014, plus available cash and availability under our revolving credit facility and uncommitted lines of credit, to be sufficient to fund our budgeted capital expenditures, dividends, noncontrolling interest distributions and other cash requirements for the year. Refer to “Outlook” for further discussion of projected operating cash flows for the year 2014.

Investing Activities
Capital Expenditures. Capital expenditures, including capitalized interest, totaled $1.6 billion for the first three months of 2014, including $0.7 billion for major projects at mining operations and $0.6 billion for oil and gas operations, compared with $805 million for the first three months of 2013. Increased capital expenditures for our mining operations in first-quarter 2014 is primarily associated with the expansion projects at Cerro Verde and Morenci. Refer to “Operations” for further discussion.

Capital expenditures are expected to approximate $7 billion for the year 2014, including $3 billion for major projects at our mining operations and $3 billion for our oil and gas operations. Major projects at our mining operations for 2014 primarily include the ongoing expansion projects at Cerro Verde and Morenci, and underground development activities at Grasberg. Capital spending plans remain under review and will be revised as market conditions warrant. Refer to "Operations" for further discussion.

Acquisition. In first-quarter 2013, we paid $321 million (net of $34 million of cash acquired) to fund the acquisition of a cobalt chemical refinery in Kokkola, Finland, and the related sales and marketing business. The acquisition was funded 70 percent by us and 30 percent by Lundin Mining Corporation, our joint venture partner. Refer to Note 2 for further discussion.

Financing Activities
Debt Transactions. During first-quarter 2013, we sold $6.5 billion of unsecured senior notes in four tranches with a weighted-average interest rate of 3.9 percent. Net proceeds from these borrowings were used to fund the acquisitions of PXP and MMR, repay certain debt of PXP and for general corporate purposes. Refer to Note 6 for further discussion.

Dividends and Other Equity Transactions. We paid dividends on our common stock totaling $326 million for first-quarter 2014 and $297 million for first-quarter 2013. The current annual dividend rate for our common stock is $1.25 per share ($0.3125 per share quarterly). The declaration of dividends is at the discretion of our Board of Directors (Board) and will depend upon our financial results, cash requirements, future prospects and other factors deemed relevant by the Board. The Board will continue to review our financial policy on an ongoing basis.

Cash dividends and other distributions paid to noncontrolling interests totaled $77 million for first-quarter 2014 and $35 million for first-quarter 2013. These payments will vary based on the cash requirements of our consolidated subsidiaries.

CONTRACTUAL OBLIGATIONS

Except as discussed in Note 13, there have been no material changes in our contractual obligations since December 31, 2013. Refer to Item 7 in our annual report on Form 10-K for the year ended December 31, 2013, for further information regarding our contractual obligations.

CONTINGENCIES

Environmental and Asset Retirement Obligations
Our current and historical operating activities are subject to stringent laws and regulations governing the protection of the environment. We perform a comprehensive annual review of our environmental and asset retirement obligations and also review changes in facts and circumstances associated with these obligations at least quarterly. There have been no material changes to our environmental and asset retirement obligations since December 31, 2013. Updated cost assumptions, including increases and decreases to cost estimates, changes in the anticipated scope and timing of remediation activities and settlement of environmental matters may result in revisions to certain of our environmental obligations.

Refer to Note 12 in our annual report on Form 10-K for the year ended December 31, 2013, for further information regarding our environmental and asset retirement obligations.

Litigation and Other Contingencies
Other than as disclosed in Note 9, and contained in "Legal Proceedings" in Part II, Item 1. of this quarterly report, there have been no material changes to our contingencies associated with legal proceedings and other matters since December 31, 2013. Refer to Note 12 and "Legal Proceedings" contained in Part I, Item 3. of our annual report on Form 10-K for the year ended December 31, 2013, for further information regarding legal proceedings and other matters.

NEW ACCOUNTING STANDARDS

We do not expect the impact of recently issued accounting standards to have a significant impact on our future financial statements and disclosures.

PRODUCT REVENUES AND PRODUCTION COSTS

Mining Product Revenues and Unit Net Cash Cost
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

We show revenue adjustments for prior period open sales as a separate line item. Because these adjustments do not result from current period sales, we have reflected these separately from revenues on current period sales. Noncash and other costs consist of items such as stock-based compensation costs, start-up costs, write-offs of equipment and/or unusual charges. They are removed from site production and delivery costs in the calculation of unit net cash costs. As discussed above, gold, molybdenum and other metal revenues at copper mines are reflected as credits against site production and delivery costs in the by-product method. The following schedules for our mining operations are presentations under both the by-product and co-product methods together with reconciliations to amounts reported in our consolidated financial statements.

Oil & Gas Product Revenues and Cash Production Costs per Unit
Realized revenues and cash production costs per unit are measures intended to provide investors with information about the cash operating margin of our oil and gas operations. We use this measure for the same purpose and for monitoring operating performance by our oil and gas operations. This information differs from measures of performance determined in accordance with U.S. GAAP and should not be considered in isolation or as a substitute for measures of performance determined in accordance with U.S. GAAP. Our measures may not be comparable to similarly titled measures reported by other companies.

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

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2014
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,194	$1,194	$81	$29	$1,304
Site production and delivery, before net noncash and other costs shown below	695	687	20	17	724
By-product credits	(81)	—	—	—	—
Treatment charges	47	46	—	1	47
Net cash costs	661	733	20	18	771
Depreciation, depletion and amortization	104	102	1	1	104
Noncash and other costs, net	30	30	—	—	30
Total costs	795	865	21	19	905
Revenue adjustments, primarily for pricing on prior period open sales	(7)	(7)	—	—	(7)
Gross profit	$392	$322	$60	$10	$392

Copper sales (millions of recoverable pounds)	369	369
Molybdenum sales (millions of recoverable pounds)[a]			8

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$3.24	$3.24	$10.00
Site production and delivery, before net noncash and other costs shown below	1.88	1.86	2.48
By-product credits	(0.22)	—	—
Treatment charges	0.13	0.13	—
Unit net cash costs	1.79	1.99	2.48
Depreciation, depletion and amortization	0.29	0.27	0.08
Noncash and other costs, net	0.08	0.08	0.02
Total unit costs	2.16	2.34	2.58
Revenue adjustments, primarily for pricing
on prior period open sales	(0.02)	(0.02)	—
Gross profit per pound	$1.06	$0.88	$7.42

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,304	$724	$104
Treatment charges	—	47	—
Noncash and other costs, net	—	30	—
Revenue adjustments, primarily for pricing on prior period open sales	(7)	—	—
Eliminations and other	(11)	(15)	3
North America copper mines	1,286	786	107
Other mining & eliminations[c]	2,438	1,640	239
Total mining	3,724	2,426	346
U.S. oil & gas operations	1,261	311	616
Corporate, other & eliminations	—	—	4
As reported in FCX’s consolidated financial statements	$4,985	$2,737	$966

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs (continued)

Three Months Ended March 31, 2013
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,270	$1,270	$93	$20	$1,383
Site production and delivery, before net noncash and other costs shown below	703	685	26	12	723
By-product credits	(93)	—	—	—	—
Treatment charges	45	44	—	1	45
Net cash costs	655	729	26	13	768
Depreciation, depletion and amortization	98	95	1	2	98
Noncash and other costs, net	33	32	1	—	33
Total costs	786	856	28	15	899
Revenue adjustments, primarily for pricing on prior period open sales	(2)	(2)	—	—	(2)
Gross profit	$482	$412	$65	$5	$482

Copper sales (millions of recoverable pounds)	352	352
Molybdenum sales (millions of recoverable pounds)[a]			8

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$3.60	$3.60	$11.75
Site production and delivery, before net noncash and other costs shown below	1.99	1.94	3.27
By-product credits	(0.26)	—	—
Treatment charges	0.13	0.13	—
Unit net cash costs	1.86	2.07	3.27
Depreciation, depletion and amortization	0.28	0.27	0.20
Noncash and other costs, net	0.09	0.09	0.03
Total unit costs	2.23	2.43	3.50
Revenue adjustments, primarily for pricing
on prior period open sales	—	—	—
Gross profit per pound	$1.37	$1.17	$8.25

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,383	$723	$98
Treatment charges	—	45	—
Noncash and other costs, net	—	33	—
Revenue adjustments, primarily for pricing on prior period open sales	(2)	—	—
Eliminations and other	4	(2)	4
North America copper mines	1,385	799	102
Other mining & eliminations[c]	3,196	1,917	225
Total mining	4,581	2,716	327
U.S. oil & gas operations	—	—	—
Corporate, other & eliminations	2	3	2
As reported in FCX’s consolidated financial statements	$4,583	$2,719	$329

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2014
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other		Total
Revenues, excluding adjustments	$941	$941	$84	[a]	$1,025
Site production and delivery, before net noncash and other costs shown below	461	426	40		466
By-product credits	(79)	—	—		—
Treatment charges	53	53	—		53
Net cash costs	435	479	40		519
Depreciation, depletion and amortization	87	80	7		87
Noncash and other costs, net	17	19	(2)		17
Total costs	539	578	45		623
Revenue adjustments, primarily for pricing on prior period open sales	(73)	(73)	—		(73)
Gross profit	$329	$290	$39		$329

Copper sales (millions of recoverable pounds)	307	307

Gross profit per pound of copper:

Revenues, excluding adjustments	$3.07	$3.07
Site production and delivery, before net noncash and other costs shown below	1.50	1.39
By-product credits	(0.25)	—
Treatment charges	0.17	0.17
Unit net cash costs	1.42	1.56
Depreciation, depletion and amortization	0.28	0.27
Noncash and other costs, net	0.06	0.06
Total unit costs	1.76	1.89
Revenue adjustments, primarily for pricing
on prior period open sales	(0.24)	(0.24)
Gross profit per pound	$1.07	$0.94

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,025	$466	$87
Treatment charges	(53)	—	—
Noncash and other costs, net	—	17	—
Revenue adjustments, primarily for pricing on prior period open sales	(73)	—	—
Eliminations and other	(1)	(7)	—
South America mining	898	476	87
Other mining & eliminations[b]	2,826	1,950	259
Total mining	3,724	2,426	346
U.S. oil & gas operations	1,261	311	616
Corporate, other & eliminations	—	—	4
As reported in FCX’s consolidated financial statements	$4,985	$2,737	$966

a.
Includes gold sales of 23 thousand ounces ($1,307 per ounce average realized price) and silver sales of 796 thousand ounces ($19.82 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs (continued)

Three Months Ended March 31, 2013
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other		Total
Revenues, excluding adjustments	$993	$993	$87	[a]	$1,080
Site production and delivery, before net noncash and other costs shown below	462	425	41		466
By-product credits	(83)	—	—		—
Treatment charges	50	50	—		50
Net cash costs	429	475	41		516
Depreciation, depletion and amortization	71	67	4		71
Noncash and other costs, net	16	8	8		16
Total costs	516	550	53		603
Revenue adjustments, primarily for pricing on prior period open sales	(15)	(15)	—		(15)
Gross profit	$462	$428	$34		$462

Copper sales (millions of recoverable pounds)	285	285

Gross profit per pound of copper:

Revenues, excluding adjustments	$3.48	$3.48
Site production and delivery, before net noncash and other costs shown below	1.62	1.49
By-product credits	(0.29)	—
Treatment charges	0.18	0.18
Unit net cash costs	1.51	1.67
Depreciation, depletion and amortization	0.25	0.23
Noncash and other costs, net	0.05	0.03
Total unit costs	1.81	1.93
Revenue adjustments, primarily for pricing
on prior period open sales	(0.05)	(0.05)
Gross profit per pound	$1.62	$1.50

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,080	$466	$71
Treatment charges	(50)	—	—
Noncash and other costs, net	—	16	—
Revenue adjustments, primarily for pricing on prior period open sales	(15)	—	—
Eliminations and other	(1)	(7)	—
South America mining	1,014	475	71
Other mining & eliminations[b]	3,567	2,241	256
Total mining	4,581	2,716	327
U.S. oil & gas operations	—	—	—
Corporate, other & eliminations	2	3	2
As reported in FCX’s consolidated financial statements	$4,583	$2,719	$329

a.
Includes gold sales of 21 thousand ounces ($1,617 per ounce average realized price) and silver sales of 988 thousand ounces ($30.45 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2014
(In millions)	By-Product		Co-Product Method
	Method		Copper	Gold	Silver		Total
Revenues, excluding adjustments	$331		$331	$211	$7	[a]	$549
Site production and delivery, before net noncash and other costs shown below	363		219	139	5		363
Gold and silver credits	(235)		—	—	—		—
Treatment charges	26		16	10	—		26
Royalty on metals	13		8	5	—		13
Net cash costs	167		243	154	5		402
Depreciation and amortization	48		29	19	—		48
Noncash and other costs, net	74	[b]	45	28	1		74
Total costs	289		317	201	6		524
Revenue adjustments, primarily for pricing on prior period open sales	(57)		(57)	17	—		(40)
PT Smelting intercompany profit	54		33	21	—		54
Gross profit (loss)	$39		$(10)	$48	$1		$39

Copper sales (millions of recoverable pounds)	109		109
Gold sales (thousands of recoverable ounces)				162

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$3.04		$3.04	$1,299
Site production and delivery, before net noncash and other costs shown below	3.33		2.01	859
Gold and silver credits	(2.15)		—	—
Treatment charges	0.24		0.15	62
Royalty on metals	0.11		0.07	31
Unit net cash costs	1.53		2.23	952
Depreciation and amortization	0.44		0.26	114
Noncash and other costs, net	0.67	[b]	0.41	174
Total unit costs	2.64		2.90	1,240
Revenue adjustments, primarily for pricing on
prior period open sales	(0.53)		(0.53)	107
PT Smelting intercompany profit	0.49		0.30	129
Gross profit (loss) per pound/ounce	$0.36		$(0.09)	$295

Reconciliation to Amounts Reported
(In millions)	Revenues		Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$549		$363	$48
Treatment charges	(26)		—	—
Royalty on metals	(13)		—	—
Noncash and other costs, net	—		74	—
Revenue adjustments, primarily for pricing on prior period open sales	(40)		—	—
PT Smelting intercompany profit	—		(54)	—
Indonesia mining	470		383	48
Other mining & eliminations[c]	3,254		2,043	298
Total mining	3,724		2,426	346
U.S. oil & gas operations	1,261		311	616
Corporate, other & eliminations	—		—	4
As reported in FCX’s consolidated financial statements	$4,985		$2,737	$966

a.	Includes silver sales of 333 thousand ounces ($20.13 per ounce average realized price).

b.	Includes $53 million ($0.49 per pound) of fixed costs charged directly to cost of sales as a result of the impact of export restrictions on PT-FI's operating rates.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs (continued)

Three Months Ended March 31, 2013
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver		Total
Revenues, excluding adjustments	$680	$680	$307	$16	[a]	$1,003
Site production and delivery, before net noncash and other costs shown below	516	350	158	8		516
Gold and silver credits	(322)	—	—	—		—
Treatment charges	45	30	14	1		45
Royalty on metals	26	18	8	—		26
Net cash costs	265	398	180	9		587
Depreciation and amortization	55	37	17	1		55
Noncash and other costs, net	52	35	16	1		52
Total costs	372	470	213	11		694
Revenue adjustments, primarily for pricing on prior period open sales	—	—	(1)	—		(1)
PT Smelting intercompany profit	5	3	2	—		5
Gross profit	$313	$213	$95	$5		$313

Copper sales (millions of recoverable pounds)	198	198
Gold sales (thousands of recoverable ounces)			191

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$3.43	$3.43	$1,604
Site production and delivery, before net noncash and other costs shown below	2.61	1.77	826
Gold and silver credits	(1.63)	—	—
Treatment charges	0.23	0.15	71
Royalty on metals	0.13	0.09	42
Unit net cash costs	1.34	2.01	939
Depreciation and amortization	0.28	0.19	88
Noncash and other costs, net	0.26	0.18	83
Total unit costs	1.88	2.38	1,110
Revenue adjustments, primarily for pricing on
prior period open sales	0.01	0.01	(8)
PT Smelting intercompany profit	0.02	0.02	8
Gross profit per pound/ounce	$1.58	$1.08	$494

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,003	$516	$55
Treatment charges	(45)	—	—
Royalty on metals	(26)	—	—
Noncash and other costs, net	—	52	—
Revenue adjustments, primarily for pricing on prior period open sales	(1)	—	—
PT Smelting intercompany profit	—	(5)	—
Indonesia mining	931	563	55
Other mining & eliminations[b]	3,650	2,153	272
Total mining	4,581	2,716	327
U.S. oil & gas operations	—	—	—
Corporate, other & eliminations	2	3	2
As reported in FCX’s consolidated financial statements	$4,583	$2,719	$329

a.	Includes silver sales of 563 thousand ounces ($28.49 per ounce average realized price).

b.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

Africa Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2014
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt	Total
Revenues, excluding adjustments[a]	$258	$258	$74	$332
Site production and delivery, before net noncash and other costs shown below	125	103	42	145
Cobalt credits[b]	(56)	—	—	—
Royalty on metals	6	5	1	6
Net cash costs	75	108	43	151
Depreciation, depletion and amortization	51	45	6	51
Noncash and other costs, net	7	6	1	7
Total costs	133	159	50	209
Revenue adjustments, primarily for pricing on prior period open sales	(1)	(1)	2	1
Gross profit	$124	$98	$26	$124

Copper sales (millions of recoverable pounds)	84	84
Cobalt sales (millions of contained pounds)			8

Gross profit per pound of copper/cobalt:

Revenues, excluding adjustments[a]	$3.07	$3.07	$9.21
Site production and delivery, before net noncash and other costs shown below	1.48	1.22	5.16
Cobalt credits[b]	(0.66)	—	—
Royalty on metals	0.07	0.06	0.16
Unit net cash costs	0.89	1.28	5.32
Depreciation, depletion and amortization	0.61	0.53	0.80
Noncash and other costs, net	0.08	0.08	0.12
Total unit costs	1.58	1.89	6.24
Revenue adjustments, primarily for pricing
on prior period open sales	(0.01)	(0.01)	0.24
Gross profit per pound	$1.48	$1.17	$3.21

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$332	$145	$51
Royalty on metals	(6)	—	—
Noncash and other costs, net	—	7	—
Revenue adjustments, primarily for pricing on prior period open sales	1	—	—
Africa mining	327	152	51
Other mining & eliminations[c]	3,397	2,274	295
Total mining	3,724	2,426	346
U.S. oil & gas operations	1,261	311	616
Corporate, other & eliminations	—	—	4
As reported in FCX’s consolidated financial statements	$4,985	$2,737	$966

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

Africa Mining Product Revenues, Production Costs and Unit Net Cash Costs (continued)

Three Months Ended March 31, 2013
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt	Total
Revenues, excluding adjustments[a]	$401	$401	$41	$442
Site production and delivery, before net noncash and other costs shown below	164	157	23	180
Cobalt credits[b]	(27)	—	—	—
Royalty on metals	8	7	1	8
Net cash costs	145	164	24	188
Depreciation, depletion and amortization	58	54	4	58
Noncash and other costs, net	5	5	—	5
Total costs	208	223	28	251
Revenue adjustments, primarily for pricing on prior period open sales	2	2	2	4
Gross profit	$195	$180	$15	$195

Copper sales (millions of recoverable pounds)	118	118
Cobalt sales (millions of contained pounds)			6

Gross profit per pound of copper/cobalt:

Revenues, excluding adjustments[a]	$3.40	$3.40	$7.28
Site production and delivery, before net noncash and other costs shown below	1.39	1.33	4.18
Cobalt credits[b]	(0.23)	—	—
Royalty on metals	0.07	0.06	0.13
Unit net cash costs	1.23	1.39	4.31
Depreciation, depletion and amortization	0.49	0.46	0.69
Noncash and other costs, net	0.04	0.04	0.06
Total unit costs	1.76	1.89	5.06
Revenue adjustments, primarily for pricing
on prior period open sales	0.01	0.01	0.38
Gross profit per pound	$1.65	$1.52	$2.60

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$442	$180	$58
Royalty on metals	(8)	—	—
Noncash and other costs, net	—	5	—
Revenue adjustments, primarily for pricing on prior period open sales	4	—	—
Africa mining	438	185	58
Other mining & eliminations[c]	4,143	2,531	269
Total mining	4,581	2,716	327
U.S. oil & gas operations	—	—	—
Corporate, other & eliminations	2	3	2
As reported in FCX’s consolidated financial statements	$4,583	$2,719	$329

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Three Months Ended March 31,
(In millions)	2014	2013
Revenues, excluding adjustments[a]	$137	$155

Site production and delivery, before net noncash and other costs shown below	75	78
Treatment charges and other	11	12
Net cash costs	86	90
Depreciation, depletion and amortization	22	20
Noncash and other costs, net	1	2
Total costs	109	112
Gross profit	$28	$43

Molybdenum sales (millions of recoverable pounds)[a]	13	12

Gross profit per pound of molybdenum:

Revenues, excluding adjustments[a]	$10.76	$12.55

Site production and delivery, before net noncash and other costs shown below	5.87	6.37
Treatment charges and other	0.84	0.95
Unit net cash costs	6.71	7.32
Depreciation, depletion and amortization	1.75	1.62
Noncash and other costs, net	0.11	0.15
Total unit costs	8.57	9.09
Gross profit per pound	$2.19	$3.46

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Three Months Ended March 31, 2014
Totals presented above	$137	$75	$22
Treatment charges and other	(11)	—	—
Noncash and other costs, net	—	1	—
Molybdenum mines	126	76	22
Other mining & eliminations[b]	3,598	2,350	324
Total mining	3,724	2,426	346
U.S. oil & gas operations	1,261	311	616
Corporate, other & eliminations	—	—	4
As reported in FCX’s consolidated financial statements	$4,985	$2,737	$966

Three Months Ended March 31, 2013
Totals presented above	$155	$78	$20
Treatment charges and other	(12)	—	—
Noncash and other costs, net	—	2	—
Molybdenum mines	143	80	20
Other mining & eliminations[b]	4,438	2,636	307
Total mining	4,581	2,716	327
U.S. oil & gas operations	—	—	—
Corporate, other & eliminations	2	3	2
As reported in FCX’s consolidated financial statements	$4,583	$2,719	$329

a.
Reflects sales of the Molybdenum mines' production to our molybdenum sales company at market-based pricing. On a consolidated basis, realizations are based on the actual contract terms for sales to third-parties; as a result, our consolidated average realized price per pound of molybdenum will differ from the amounts reported in this table.

b.
Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10. Also includes amounts associated with our molybdenum sales company, which includes sales of molybdenum produced by the molybdenum mines and by certain of the North and South America copper mines.

U.S. Oil & Gas Product Revenues, Cash Production Costs and Realizations

Three Months Ended March 31, 2014

(In millions)	Oil	Natural Gas	NGLs	Total U.S. Oil & Gas
Oil and gas revenues before derivatives	$1,162	$98	$50	$1,310
Realized cash losses on derivative contracts	(58)	(7)	—	(65)
Realized revenues	$1,104	$91	$50	1,245
Less: cash production costs				298
Cash operating margin				947
Less: depreciation, depletion and amortization				616
Less: accretion and other costs				13
Plus: net noncash mark-to-market gains on derivative contracts				15
Plus: other net adjustments				1
Gross profit				$334

Oil (MMBbls)	11.8
Gas (Bcf)		19.5
NGLs (MMBbls)			1.1
Oil Equivalents (MMBOE)				16.1

	Oil (per barrel)	Natural Gas (per MMBtu)	NGLs (per barrel)	Per BOE
Oil and gas revenues before derivatives	$98.62	$5.05	$45.47	$81.23
Realized cash losses on derivative contracts	(4.86)	(0.38)	—	(4.01)
Realized revenues	$93.76	$4.67	$45.47	77.22
Less: cash production costs				18.51
Cash operating margin				58.71
Less: depreciation, depletion and amortization				38.21
Less: accretion and other costs				0.78
Plus: net noncash mark-to-market gains on derivative contracts				0.90
Plus: other net adjustments				0.04
Gross profit				$20.66

Reconciliation to Amounts Reported
(In Millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,310	$298	$616
Realized cash losses on derivative contracts	(65)	—	—
Net noncash mark-to-market gains on derivative contracts	15	—	—
Accretion and other costs	—	13	—
Other net adjustments	1	—	—
U.S. oil & gas operations	1,261	311	616
Total mining[a]	3,724	2,426	346
Corporate, other & eliminations	—	—	4
As reported in FCX's consolidated financial statements	$4,985	$2,737	$966

a.	Represents the combined total for mining operations and the related eliminations, as presented in Note 10.

CAUTIONARY STATEMENT

Our discussion and analysis contains forward-looking statements in which we discuss factors we believe may affect our future performance. Forward-looking statements are all statements other than statements of historical facts, such as projections or expectations relating to ore grades and milling rates, production and sales volumes, unit net cash costs, cash production costs per BOE, operating cash flows, capital expenditures, exploration efforts and results, development and production activities and costs, liquidity, tax rates, the impact of copper, gold, molybdenum, cobalt, crude oil and natural gas price changes, the impact of derivative positions, the impact of deferred intercompany profits on earnings, reserve estimates, and future dividend payments, debt reduction and share purchases. The words “anticipates,” “may,” “can,” “plans,” “believes,” “potential,” “estimates,” “expects,” “projects,” “targets,” “intends,” “likely,” “will,” “should,” “to be” and any similar expressions are intended to identify those assertions as forward-looking statements. The declaration of dividends is at the discretion of the Board and will depend on our financial results, cash requirements, future prospects, and other factors deemed relevant by the Board.

We caution readers that forward-looking statements are not guarantees of future performance and our actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include supply of and demand for, and prices of copper, gold, molybdenum, cobalt, oil and gas, mine sequencing, production rates, industry risks, regulatory changes, political risks, drilling results, the outcome of ongoing discussions with the Indonesian government regarding PT-FI's COW and the impact of the January 2014 regulations on PT-FI's exports and export duties, the potential effects of violence in Indonesia, the resolution of administrative disputes in the Democratic Republic of Congo, weather- and climate-related risks, labor relations, environmental risks, litigation results, currency translation risks and other factors described in more detail under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2013, filed with the SEC as updated by our subsequent filings with the SEC.

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

There have been no material changes in our market risks during the three-month period ended March 31, 2014. For additional information on market risks, refer to “Disclosures About Market Risks” included in Part I, Item 2. of our annual report on Form 10-K for the year ended December 31, 2013. For projected sensitivities of our operating cash flow to changes in commodity prices, refer to “Outlook” in Part I, Item 2. of this quarterly report on Form 10-Q for the period ended March 31, 2014; for projected sensitivities of our provisionally priced copper sales and derivative instruments to changes in commodity prices refer to “Consolidated Results – Revenues” in Part I, Item 2. of this quarterly report on Form 10-Q for the period ended March 31, 2014.

Item 4.	Controls and Procedures.

(a)
Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective as of March 31, 2014.

(b)
Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management does not believe, based on currently available information, that the outcome of any proceeding reported in Note 12 and incorporated by reference into Part I, Item 3. “Legal Proceedings” of our annual report on Form 10-K for the year ended December 31, 2013, will have a material adverse effect on our financial condition; although individual outcomes could be material to our operating results for a particular period, depending on the nature and magnitude of the outcome and the operating results for the period. Refer to Note 9 for discussion of updates to previously reported legal proceedings.

Item 1A. Risk Factors.

There have been no material changes to our risk factors during the three-month period ended March 31, 2014. For additional information on risk factors, refer to Part I Item 1A. "Risk Factors" of our annual report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table sets forth information with respect to shares of Freeport-McMoRan Copper & Gold Inc. (FCX) common stock purchased by us during the three months ended March 31, 2014:

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[a]	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs[a]

January 1-31, 2014	—		$—	—	23,685,500
February 1-28, 2014	357,965	[b]	$32.41	—	23,685,500
March 1-31, 2014	—		$—	—	23,685,500
Total	357,965		$32.41	—	23,685,500

a.
On July 21, 2008, our Board of Directors approved an increase in our open-market share purchase program for up to 30 million shares. There have been no purchases under this program since 2008. This program does not have an expiration date.

b.	Consists of shares acquired in connection with stock option exercises.

Item 4.	Mine Safety Disclosure.

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
C. Donald Whitmire, Jr.
Vice President and
Controller - Financial Reporting
(authorized signatory
and Principal Accounting Officer)

Date:  May 9, 2014

FREEPORT-McMoRan COPPER & GOLD INC.
EXHIBIT INDEX
Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation of Freeport-McMoRan Copper & Gold Inc.		10-Q	001-1307	8/6/2010
3.2	Composite By-Laws of Freeport-McMoRan Copper & Gold Inc. as of July 16, 2013		8-K	001-1307	7/18/2013
4.1
Indenture dated as of February 13, 2012, between Freeport-McMoRan Copper & Gold Inc. and U.S. Bank National Association, as Trustee (relating to the 1.4% Senior Notes due 2015, the 2.15% Senior Notes due 2017, and the 3.55% Senior Notes due 2022)
			8-K	001-1307	2/13/2012
4.2	First Supplemental Indenture dated as of February 13, 2012, between Freeport-McMoRan Copper & Gold Inc. and U.S. Bank National Association, as Trustee (relating to the 1.4% Senior Notes due 2015)		8-K	001-1307	2/13/2012
4.3	Second Supplemental Indenture dated as of February 13, 2012, between Freeport-McMoRan Copper & Gold Inc. and U.S. Bank National Association, as Trustee (relating to the 2.15% Senior Notes due 2017)		8-K	001-1307	2/13/2012
4.4	Third Supplemental Indenture dated as of February 13, 2012, between Freeport-McMoRan Copper & Gold Inc. and U.S. Bank National Association, as Trustee (relating to the 3.55% Senior Notes due 2022)		8-K	001-1307	2/13/2012
4.5
Fourth Supplemental Indenture dated as of May 31, 2013, among Freeport-McMoRan Copper & Gold Inc., Freeport-McMoRan Oil & Gas LLC and U.S. Bank National Association, as Trustee (relating to the 1.4% Senior Notes due 2015, the 2.15% Senior Notes due 2017, and the 3.55% Senior Notes due 2022)
			8-K	001-1307	6/3/2013
4.6
Indenture dated as of March 7, 2013, between Freeport-McMoRan Copper & Gold Inc. and U.S. Bank National Association, as Trustee (relating to the 2.375% Senior Notes due 2018, the 3.100% Senior Notes due 2020, the 3.875% Senior Notes due 2023, and the 5.450% Senior Notes due 2043)
			8-K	001-1307	3/7/2013
4.7
Supplemental Indenture dated as of May 31, 2013, among Freeport-McMoRan Copper & Gold Inc., Freeport-McMoRan Oil & Gas LLC and U.S. Bank National Association, as Trustee (relating to the 2.375% Senior Notes due 2018, the 3.100% Senior Notes due 2020, the 3.875% Senior Notes due 2023, and the 5.450% Senior Notes due 2043)
			8-K	001-1307	6/3/2013
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
			8-K	001-1307	6/3/2013
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
			8-K	001-1307	3/7/2013
4.22
Registration Rights Agreement dated as of March 7, 2013, among Freeport-McMoRan Copper & Gold Inc. and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the Initial Purchasers (relating to the 3.100% Senior Notes due 2020)
			8-K	001-1307	3/7/2013
4.23
Registration Rights Agreement dated as of March 7, 2013, among Freeport-McMoRan Copper & Gold Inc. and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the Initial Purchasers (relating to the 3.875% Senior Notes due 2023)
			8-K	001-1307	3/7/2013
4.24
Registration Rights Agreement dated as of March 7, 2013, among Freeport-McMoRan Copper & Gold Inc. and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the Initial Purchasers (relating to the 5.450% Senior Notes due 2043)
			8-K	001-1307	3/7/2013
10.1*	Form of Performance Share Unit Agreement.		8-K	001-11307-01	3/3/2014
10.2*	Letter Agreement dated February 27, 2014, between Freeport-McMoRan Copper & Gold Inc. and James R. Moffett.		8-K	001-11307-01	3/3/2014
10.3*	Amended and Restated Employment Agreement dated February 27, 2014, between Freeport-McMoRan Copper & Gold Inc. and James C. Flores.		8-K	001-11307-01	3/3/2014
15.1	Letter from Ernst & Young LLP regarding unaudited interim financial statements.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.	X
95.1	Mine Safety and Health Administration Safety Data.	X

FREEPORT-McMoRan COPPER & GOLD INC.
EXHIBIT INDEX
Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X

* Indicates management contracts or compensatory plan or arrangement.

E-4