Form 10-Q
period 2014-06-30
FREEPORT-MCMORAN INC
filed 2014-08-11
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission File Number: 001-11307-01
Freeport-McMoRan Inc.
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
☐ Yes ☑ No

On July 31, 2014, there were issued and outstanding 1,039,046,081 shares of the registrant’s common stock, par value $0.10 per share.

FREEPORT-McMoRan INC.

.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

FREEPORT-McMoRan INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2014	December 31, 2013
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,458	$1,985
Trade accounts receivable	1,838	1,728
Other accounts receivable	920	834
Inventories:
Mill and leach stockpiles	1,880	1,705
Materials and supplies, net	1,825	1,730
Product	1,665	1,583
Other current assets	668	407
Total current assets	10,254	9,972
Property, plant, equipment and mining development costs, net	25,407	24,042
Oil and gas properties - full cost method
Subject to amortization, less accumulated amortization	11,057	12,472
Not subject to amortization	10,769	10,887
Long-term mill and leach stockpiles	2,518	2,386
Goodwill	1,717	1,916
Other assets	2,287	1,798
Total assets	$64,009	$63,473

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,950	$3,708
Current portion of debt	2,784	312
Dividends payable	334	333
Current portion of environmental and asset retirement obligations	250	236
Accrued income taxes	240	184
Total current liabilities	7,558	4,773
Long-term debt, less current portion	17,512	20,394
Deferred income taxes	7,451	7,410
Environmental and asset retirement obligations, less current portion	3,294	3,259
Other liabilities	1,782	1,690
Total liabilities	37,597	37,526

Redeemable noncontrolling interest	745	716

Equity:
FCX stockholders’ equity:
Common stock	117	117
Capital in excess of par value	22,221	22,161
Retained earnings	3,081	2,742
Accumulated other comprehensive loss	(401)	(405)
Common stock held in treasury	(3,686)	(3,681)
Total FCX stockholders’ equity	21,332	20,934
Noncontrolling interests	4,335	4,297
Total equity	25,667	25,231
Total liabilities and equity	$64,009	$63,473
The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In millions, except per share amounts)
Revenues	$5,522	$4,288	$10,507	$8,871
Cost of sales:
Production and delivery	3,082	2,853	5,819	5,572
Depreciation, depletion and amortization	1,013	530	1,979	859
Total cost of sales	4,095	3,383	7,798	6,431
Selling, general and administrative expenses	164	186	299	299
Mining exploration and research expenses	34	64	64	116
Environmental obligations and shutdown costs	76	16	82	31
Total costs and expenses	4,369	3,649	8,243	6,877
Operating income	1,153	639	2,264	1,994
Interest expense, net	(164)	(132)	(325)	(189)
Net gain (loss) on early extinguishment of debt	5	—	5	(45)
Gain on investment in McMoRan Exploration Co.	—	128	—	128
Other (expense) income, net	(8)	13	25	10
Income before income taxes and equity in affiliated companies' net earnings	986	648	1,969	1,898
Provision for income taxes	(328)	(40)	(685)	(468)
Equity in affiliated companies’ net earnings	2	2	2	4
Net income	660	610	1,286	1,434
Net income attributable to noncontrolling interests	(168)	(125)	(274)	(301)
Preferred dividends attributable to redeemable noncontrolling interest	(10)	(3)	(20)	(3)
Net income attributable to FCX common stockholders	$482	$482	$992	$1,130

Net income per share attributable to FCX common stockholders:
Basic	$0.46	$0.49	$0.95	$1.17
Diluted	$0.46	$0.49	$0.95	$1.17

Weighted-average common shares outstanding:
Basic	1,039	980	1,039	965
Diluted	1,045	984	1,045	968

Dividends declared per share of common stock	$0.3125	$1.3125	$0.625	$1.625

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In millions)
Net income	$660	$610	$1,286	$1,434

Other comprehensive income, net of taxes:
Defined benefit plans:
Amortization of unrecognized amounts included in net periodic benefit costs	4	5	7	12
Foreign exchange losses	(3)	—	(3)	—
Translation adjustments and unrealized gains (losses) on securities	—	—	—	(1)
Other comprehensive income	1	5	4	11

Total comprehensive income	661	615	1,290	1,445
Total comprehensive income attributable to noncontrolling interests	(168)	(125)	(274)	(301)
Preferred dividends attributable to redeemable noncontrolling interest	(10)	(3)	(20)	(3)
Total comprehensive income attributable to FCX common stockholders	$483	$487	$996	$1,141

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2014	2013
	(In millions)
Cash flow from operating activities:
Net income	$1,286	$1,434
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,979	859
Net losses on crude oil and natural gas derivative contracts	120	35
Gain on investment in McMoRan Exploration Co. (MMR)	—	(128)
Stock-based compensation	69	65
Pension plans contributions	(28)	(42)
Net charges for environmental and asset retirement obligations, including accretion	97	73
Payments for environmental and asset retirement obligations	(96)	(91)
Net (gain) loss on early extinguishment of debt	(5)	45
Deferred income taxes	37	43
Increase in long-term mill and leach stockpiles	(131)	(236)
Other, net	36	3
(Increases) decreases in working capital and changes in other tax payments, excluding amounts from acquisitions:
Accounts receivable	(243)	350
Inventories	(230)	(160)
Other current assets	35	58
Accounts payable and accrued liabilities	(186)	(371)
Accrued income taxes and other tax payments	(153)	(72)
Net cash provided by operating activities	2,587	1,865

Cash flow from investing activities:
Capital expenditures:
North America copper mines	(627)	(543)
South America	(839)	(470)
Indonesia	(479)	(511)
Africa	(60)	(103)
Molybdenum mines	(33)	(82)
U.S. oil and gas operations	(1,484)	(190)
Other	(40)	(79)
Acquisition of Deepwater Gulf of Mexico interests	(925)	—
Acquisition of Plains Exploration & Production Company, net of cash acquired	—	(3,465)
Acquisition of MMR, net of cash acquired	—	(1,628)
Acquisition of cobalt chemical business, net of cash acquired	—	(321)
Net proceeds from sale of Eagle Ford shale assets	3,009	—
Restricted cash and other, net	(363)	(264)
Net cash used in investing activities	(1,841)	(7,656)

Cash flow from financing activities:
Proceeds from debt	1,248	11,021
Repayments of debt	(1,611)	(4,541)
Redemption of MMR preferred stock	—	(202)
Cash dividends and distributions paid:
Common stock	(653)	(595)
Noncontrolling interests	(250)	(90)
Contributions from noncontrolling interests	24	—
Debt financing costs	(34)	(111)
Stock-based awards net proceeds (payments), including excess tax benefit	3	(102)
Net cash (used in) provided by financing activities	(1,273)	5,380

Net decrease in cash and cash equivalents	(527)	(411)
Cash and cash equivalents at beginning of year	1,985	3,705
Cash and cash equivalents at end of period	$1,458	$3,294
The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

	FCX Stockholders’ Equity
	Common Stock			Retained Earnings	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total FCX Stock-holders' Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at December 31, 2013	1,165	$117	$22,161	$2,742	$(405)	127	$(3,681)	$20,934	$4,297	$25,231
Exercised and issued stock-based awards	1	—	8	—	—	—	—	8	—	8
Stock-based compensation	—	—	52	—	—	—	—	52	—	52
Tender of shares for stock-based awards	—	—	—	—	—	—	(5)	(5)	—	(5)
Dividends on common stock	—	—	—	(653)	—	—	—	(653)	—	(653)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(236)	(236)
Net income attributable to FCX common stockholders	—	—	—	992	—	—	—	992	—	992
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	274	274
Other comprehensive income	—	—	—	—	4	—	—	4	—	4
Balance at June 30, 2014	1,166	$117	$22,221	$3,081	$(401)	127	$(3,686)	$21,332	$4,335	$25,667

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. GENERAL INFORMATION
Effective July 14, 2014, Freeport-McMoRan Copper & Gold Inc. changed its name to Freeport-McMoRan Inc. (FCX) to simplify the corporate name and better reflect FCX's expanded portfolio of assets. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles (GAAP) in the United States (U.S.). Therefore, this information should be read in conjunction with FCX's consolidated financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2013. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. With the exception of certain adjustments associated with the acquisitions of Plains Exploration & Production Company (PXP) and McMoRan Exploration Co. (MMR), collectively known as FCX Oil & Gas Inc. (FM O&G), all such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three-month and six-month periods ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

As further discussed in Note 2, FCX completed its acquisitions of PXP on May 31, 2013, and MMR on June 3, 2013. The results included in these financial statements for second-quarter 2013 and the six months ended June 30, 2013, include PXP's results beginning June 1, 2013, and MMR's results beginning June 4, 2013.

NOTE 2. ACQUISITIONS AND DISPOSITIONS
PXP and MMR Acquisitions. The second-quarter 2013 acquisitions of PXP and MMR added a portfolio of oil and gas assets to FCX's global mining business, creating a U.S.-based natural resources company. The acquisitions have been accounted for under the acquisition method, with FCX as the acquirer.

During the second quarter of 2014, FCX finalized the purchase price allocations, which resulted in a net increase of $20 million to oil and gas properties, an increase of $22 million to goodwill and a net decrease of $42 million to deferred income tax assets.

For further discussion of the PXP and MMR acquisitions and the related financing, refer to Notes 2 and 8 in FCX's annual report on Form 10-K for the year ended December 31, 2013.

Unaudited Pro Forma Consolidated Financial Information. The following unaudited pro forma financial information has been prepared to reflect the acquisitions of PXP and MMR. The unaudited pro forma financial information combines the historical statements of income of FCX, PXP and MMR for the three-month and six-month periods ended June 30, 2013, giving effect to the mergers as if they had occurred on January 1, 2012. The historical consolidated financial information has been adjusted to reflect factually supportable items that are directly attributable to the acquisitions.

	Three Months	Six Months
	Ended	Ended
	June 30, 2013	June 30, 2013
	(in millions, except per share amounts)

Revenues	$5,330	$11,025
Operating income	1,330	2,910
Income from continuing operations	722	1,635
Net income attributable to FCX common stockholders	585	1,313

Net income per share attributable to FCX common stockholders:
Basic	$0.56	$1.26
Diluted	0.56	1.26

The unaudited pro forma consolidated information has been prepared for illustrative purposes only and is not intended to be indicative of the results of operations that actually would have occurred, or the results of operations expected in future periods, had the events reflected herein occurred on the date indicated. The most significant pro forma adjustments to income from continuing operations for the three-month period ended June 30, 2013, were to exclude $506 million of acquisition-related costs, the net tax benefit of $183 million of acquisition-related adjustments and the $128 million gain on the investment in MMR. Additionally, for the six-month period ended June 30, 2013, the pro forma consolidated information excluded a $77 million gain on the sale of MMR oil and gas properties because of the application of the full cost method of accounting.

Eagle Ford Disposition. On June 20, 2014, FCX completed the sale of its Eagle Ford shale assets to a subsidiary of Encana Corporation (Encana) for cash consideration of $3.1 billion, before closing adjustments from the April 1, 2014, effective date through closing. Under full cost accounting rules, the proceeds were recorded as a reduction of capitalized oil and gas properties, with no gain or loss recognition, except for $58 million of deferred tax expense recorded in connection with the allocation of $221 million of goodwill (for which deferred taxes were not previously provided) to the Eagle Ford shale assets. Approximately $1.3 billion of proceeds from this transaction was placed in a like-kind exchange escrow to reinvest into additional oil and gas interests. On June 30, 2014, $919 million from this like-kind exchange escrow was used to fund the Deepwater Gulf of Mexico (GOM) acquisition discussed below. The remaining $414 million of funds in the like-kind exchange escrow may be used to acquire additional interests in the Deepwater GOM on a tax-efficient basis. Additionally, a portion of the proceeds was used to reduce indebtedness.

Deepwater GOM Acquisition. On June 30, 2014, FCX completed the acquisition of interests in the Deepwater GOM from a subsidiary of Apache Corporation, including interests in the Lucius and Heidelberg oil production development projects and several exploration leases, for $919 million. Based on preliminary valuations, and including transaction costs and estimated asset retirement costs, FCX recorded capitalized costs for oil and gas properties subject to amortization of $460 million and costs not subject to amortization of $476 million. The Deepwater GOM acquisition was funded with a portion of the net proceeds from the sale of the Eagle Ford shale assets.

NOTE 3. EARNINGS PER SHARE
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

The following table sets forth the computation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014		2013	2014		2013
Net income	$660		$610	$1,286		$1,434
Net income attributable to noncontrolling interests	(168)		(125)	(274)		(301)
Preferred dividends on redeemable noncontrolling interest	(10)		(3)	(20)		(3)
Undistributed earnings allocable to participating securities	(2)		—	(3)		—
Net income allocable to FCX common stockholders	$480		$482	$989		$1,130

Basic weighted-average shares of common stock outstanding	1,039		980	1,039		965
Add shares issuable upon exercise or vesting of dilutive stock options and RSUs	6	[a]	4	6	[a]	3
Diluted weighted-average shares of common stock outstanding	1,045		984	1,045		968

Basic net income per share attributable to FCX common stockholders	$0.46		$0.49	$0.95		$1.17
Diluted net income per share attributable to FCX common stockholders	$0.46		$0.49	$0.95		$1.17

a.
Excluded shares of common stock associated with outstanding stock options with exercise prices less than the average market price of FCX's common stock that were anti-dilutive totaled approximately 3 million for both second-quarter 2014 and for the six months ended June 30, 2014.

Outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of diluted net income per share of common stock. Excluded stock options totaled 30 million with a weighted-average exercise price of $41.05 per option for both second-quarter 2014 and for the six months ended June 30, 2014, 32 million with a weighted-average exercise price of $40.53 per option for second-quarter 2013 and 30 million with a weighted-average exercise price of $40.92 per option for the six months ended June 30, 2013.

NOTE 4. INVENTORIES, INCLUDING LONG-TERM MILL AND LEACH STOCKPILES
The components of inventories follow (in millions):

	June 30, 2014	December 31, 2013
Current inventories:
Raw materials (primarily concentrates)	$297	$238
Work-in-process[a]	154	199
Finished goods[b]	1,214	1,146
Total product inventories	$1,665	$1,583

Mill stockpiles	$104	$91
Leach stockpiles	1,776	1,614
Total current mill and leach stockpiles	$1,880	$1,705

Total materials and supplies, net[c]	$1,825	$1,730

Long-term inventories:
Mill stockpiles	$753	$698
Leach stockpiles	1,765	1,688
Total long-term mill and leach stockpiles[d]	$2,518	$2,386

a.	FCX's mining operations also have work-in-process inventories that are reflected as mill and leach stockpiles.

b.	Primarily included molybdenum concentrates; copper concentrates, anodes, cathodes and rod; and various cobalt products.

c.	Materials and supplies inventory was net of obsolescence reserves totaling $21 million at June 30, 2014, and $24 million at December 31, 2013.

d.	Estimated metals in stockpiles not expected to be recovered within the next 12 months.

NOTE 5. INCOME TAXES
Variations in the relative proportions of jurisdictional income result in fluctuations to FCX’s consolidated effective income tax rate. Geographic sources of FCX's provision for income taxes follow (in millions):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2014		2013		2014		2013
U.S. operations	$149	[a]	$(95)	[b]	$285	[a]	$(19)	[b]
International operations	179		135		400		487
Total	$328		$40		$685		$468

a.	FCX recognized a $58 million charge for deferred taxes recorded in connection with the allocation of goodwill to the sale of Eagle Ford.

b.
As a result of second-quarter 2013 oil and gas acquisitions, FCX recognized a net tax benefit of $183 million, consisting of income tax benefits of $190 million associated with net reductions in FCX's valuation allowances and $69 million related to the release of the deferred tax liability on PXP's investment in MMR common stock; partially offset by income tax expense of $76 million associated with the write off of deferred tax assets related to environmental liabilities.

FCX’s consolidated effective income tax rate was 35 percent for the first six months of 2014 and 34 percent for the first six months of 2013, excluding the net benefit of $183 million for acquisition-related adjustments.

NOTE 6. DEBT AND EQUITY TRANSACTIONS
In June 2014, FCX announced the redemption of $1.7 billion of the aggregate principal amount of outstanding senior notes on July 23, 2014. The redemptions included $263 million for the 6.125% Senior Notes due 2019, $525 million for the 6½% Senior Notes due 2020, $350 million for the 6.75% Senior Notes due 2022 and $525 million for the 6.875% Senior Notes due 2023. At the redemption date, these senior notes had a book value of $1.8 billion, which included fair value adjustments of $167 million. In accordance with the terms of these senior notes, the redemptions were funded with cash contributions to FM O&G by FCX in exchange for additional equity, which is eliminated in the consolidated financial statements. FCX used available cash and borrowed approximately $950 million under its revolving credit facility and uncommitted lines of credit to fund the contributions to FM O&G. Holders of these senior notes received the principal amount together with the redemption premium and accrued and unpaid interest to the redemption date. As a result of these redemptions, FCX will report a gain on early extinguishment of debt of $58 million in third-quarter 2014.

In May 2014, FCX, PT Freeport Indonesia (PT-FI) and Freeport-McMoRan Oil & Gas LLC (FM O&G LLC, a wholly owned subsidiary of FM O&G and the successor entity of PXP) amended the senior unsecured $3.0 billion revolving credit facility to extend the maturity date one year to May 31, 2019, and increase the aggregate principal amount from $3.0 billion to $4.0 billion, with $500 million available to PT-FI. FCX, PT-FI and FM O&G LLC had entered into the $3.0 billion revolving credit facility on May 31, 2013 (upon completion of the acquisition of PXP). At June 30, 2014, there were no borrowings and $46 million of letters of credit issued under the revolving credit facility, resulting in availability of approximately $4.0 billion, of which $1.5 billion could be used for additional letters of credit.

In April 2014, FCX redeemed $210 million of the aggregate principal amount of the outstanding 6.625% Senior Notes due 2021. In accordance with the terms of the senior notes, the redemption was funded with cash contributions to FM O&G by FCX in exchange for additional equity, which is eliminated in the consolidated financial statements. Holders of these senior notes received the principal amount together with the redemption premium and accrued and unpaid interest to the redemption date. As a result of the redemption, FCX recorded a gain on early extinguishment of debt of $6 million in second-quarter 2014.

In March 2014, Sociedad Minera Cerro Verde S.A.A. (Cerro Verde, FCX's mining subsidiary in Peru) entered into a five-year, $1.8 billion senior unsecured credit facility that is nonrecourse to FCX and the other shareholders of Cerro Verde. The credit facility allows for term loan borrowings up to the full amount of the facility, less any amounts issued and outstanding under a $500 million letter of credit sublimit. Interest on amounts drawn under the term loan is based on London Interbank Offered Rate (LIBOR) plus a spread (currently 1.90 percent) based on Cerro Verde’s total net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio as defined in the agreement. Amounts may be drawn or letters of credit may be issued over a two-year period to fund a portion of Cerro Verde’s expansion project and for Cerro Verde's general corporate purposes. The credit facility amortizes in three installments in amounts necessary for the aggregate borrowings and outstanding letters of credit not to exceed 85 percent of the $1.8 billion commitment on September 30, 2017, 70 percent on March 31, 2018, and 35 percent on September 30, 2018, with the remaining balance due on the maturity date of March 10, 2019. At June 30, 2014, there were no borrowings and no letters of credit issued under Cerro Verde’s credit facility.

FCX recorded a loss on early extinguishment of debt of $45 million ($39 million to net income attributable to FCX common stockholders) in first-quarter 2013 for financing costs incurred for the terminated $9.5 billion acquisition bridge loan facility, which was entered into in December 2012 to provide interim financing for FCX's second-quarter 2013 acquisitions of PXP and MMR.

Consolidated interest expense (excluding capitalized interest) totaled $225 million in second-quarter 2014, $167 million in second-quarter 2013, $449 million for the first six months of 2014 and $242 million for the first six months of 2013. Capitalized interest included in property, plant, equipment and mining development costs, net, totaled $39 million in second-quarter 2014, $27 million in second-quarter 2013, $79 million for the first six months of 2014 and $45 million for the six months of 2013. Capitalized interest included in oil and gas properties not subject to amortization totaled $22 million in second-quarter 2014, $8 million in second-quarter 2013, $45 million for the first six months of 2014 and $8 million for the first six months of 2013.

On June 25, 2014, FCX's Board of Directors declared a quarterly dividend of $0.3125 per share, which was paid on August 1, 2014, to common shareholders of record at the close of business on July 15, 2014.

In connection with the second-quarter 2013 acquisition of PXP, FCX issued 91 million shares of its common stock.

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

Commodity Contracts.  From time to time, FCX has entered into derivative contracts to hedge the market risk associated with fluctuations in the prices of commodities it purchases and sells. As a result of the acquisition of PXP, FCX assumed a variety of crude oil and natural gas commodity derivatives to hedge the exposure to the volatility of crude oil and natural gas commodity prices. Derivative financial instruments used by FCX to manage its risks do not contain credit risk-related contingent provisions. As of June 30, 2014, and December 31, 2013, FCX had no price protection contracts relating to its mine production. A discussion of FCX’s derivative contracts and programs follows.

Derivatives Designated as Hedging Instruments – Fair Value Hedges
Copper Futures and Swap Contracts. Some of FCX’s U.S. copper rod customers request a fixed market price instead of the Commodity Exchange Inc. (COMEX), a division of the New York Mercantile Exchange (NYMEX), average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures or swap contracts. Hedging gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses during the three-month or six-month periods ended June 30, 2014 and 2013, resulting from hedge ineffectiveness. At June 30, 2014, FCX held copper futures and swap contracts that qualified for hedge accounting for 53 million pounds at an average contract price of $3.10 per pound, with maturities through September 2015.

A summary of gains (losses) recognized in revenues for derivative financial instruments related to commodity contracts that are designated and qualify as fair value hedge transactions, along with the unrealized gains (losses) on the related hedged item follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Copper futures and swap contracts:
Unrealized gains (losses):
Derivative financial instruments	$12	$(6)	$—	$(18)
Hedged item – firm sales commitments	(12)	6	—	18

Realized losses:
Matured derivative financial instruments	(2)	(13)	(4)	(14)

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

A summary of FCX’s embedded commodity derivatives at June 30, 2014, follows:

	Open Positions	Average Price Per Unit		Maturities Through
		Contract	Market
Embedded derivatives in provisional sales contracts:
Copper (millions of pounds)	496	$3.08	$3.18	November 2014
Gold (thousands of ounces)	85	1,273	1,314	August 2014
Embedded derivatives in provisional purchase contracts:
Copper (millions of pounds)	84	3.07	3.19	October 2014

Crude Oil and Natural Gas Contracts. As a result of the acquisition of PXP, FCX has derivative contracts for 2014 and 2015 that consist of crude oil options and natural gas swaps. These crude oil and natural gas derivatives are not designated as hedging instruments and are recorded at fair value with the mark-to-market gains and losses recorded in revenues.

The crude oil options were entered into by PXP to protect the realized price of a portion of expected future sales in order to limit the effects of crude oil price decreases. At June 30, 2014, these contracts are composed of crude oil put spreads consisting of put options with a floor limit. The premiums associated with put options are deferred until the settlement period. At June 30, 2014, the deferred option premiums and accrued interest associated with the crude oil option contracts totaled $329 million, which was included as a reduction of the fair value of the crude oil options contracts. At June 30, 2014, the outstanding crude oil option contracts, which settle monthly and cover approximately 20 million barrels in 2014 and approximately 31 million barrels in 2015, follow:

			Average Strike Price (per barrel)[a]
Period	Instrument Type	Daily Volumes (thousand barrels)	Floor	Floor Limit	Average Deferred Premium (per barrel)	Index

2014
Jul - Dec	Put options[b]	75	$90	$70	$5.74	Brent
Jul - Dec	Put options[b]	30	95	75	6.09	Brent
Jul - Dec	Put options[b]	5	100	80	7.11	Brent

2015
Jan - Dec	Put options[b]	84	90	70	6.89	Brent

a.	The average strike prices do not reflect any premiums to purchase the put options.

b.
If the index price is less than the per barrel floor, FCX receives the difference between the per barrel floor and the index price up to a maximum of $20 per barrel less the option premium. If the index price is at or above the per barrel floor, FCX pays the option premium and no cash settlement is received.

In addition, at June 30, 2014, outstanding natural gas swaps with a weighted-average fixed swap price of $4.09 per million British thermal units (MMBtu) cover approximately 18 million MMBtu of natural gas, with maturities through December 2014 (on daily volumes of 100,000 MMBtu). If the Henry Hub index price is less than the fixed price, FCX receives the difference between the fixed price and the Henry Hub index price. FCX pays the difference between the index price and the fixed price if the Henry Hub index price is greater than the fixed price.

Copper Forward Contracts. Atlantic Copper, FCX's wholly owned smelting and refining unit in Spain, enters into forward copper contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in cost of sales. At June 30, 2014, Atlantic Copper held net forward copper purchase contracts for 19 million pounds at an average contract price of $3.07 per pound, with maturities through July 2014.

Summary of Gains (Losses). A summary of the realized and unrealized gains (losses) recognized in income before income taxes and equity in affiliated companies’ net earnings for commodity contracts that do not qualify as hedge transactions, including embedded derivatives, follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Embedded derivatives in provisional copper and gold
sales contracts[a]	$84	$(205)	$(85)	$(288)
Crude oil options[a]	(68)	(54)	(104)	(54)
Natural gas swaps[a]	(2)	19	(16)	19
Copper forward contracts[b]	4	—	5	3

a.	Amounts recorded in revenues.

b.	Amounts recorded in cost of sales as production and delivery costs.

Unsettled Derivative Financial Instruments
A summary of the fair values of unsettled commodity derivative financial instruments follows (in millions):

	June 30, 2014	December 31, 2013
Commodity Derivative Assets:
Derivatives designated as hedging instruments:
Copper futures and swap contracts[a]	$6	$6
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional copper and gold
sales/purchase contracts	55	63
Copper forward contracts	2	—
Total derivative assets	$63	$69

Commodity Derivative Liabilities:
Derivatives designated as hedging instruments:
Copper futures and swap contracts[a]	$1	$—
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional copper and gold
sales/purchase contracts	12	16
Crude oil options[b]	298	309
Natural gas swaps	7	4
Copper forward contracts	—	1
Total derivative liabilities	$318	$330

a.	FCX paid $1 million to brokers at June 30, 2014, and at December 31, 2013, for margin requirements (recorded in other current assets).

b.	Included $329 million at June 30, 2014, and $444 million at December 31, 2013, for deferred premiums and accrued interest.

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

	Assets		Liabilities
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013

Gross amounts recognized:
Commodity contracts:
Embedded derivatives on provisional
sales/purchase contracts	$55	$63	$12	$16
Crude oil and natural gas derivatives	—	—	305	313
Copper derivatives	8	6	1	1
	63	69	318	330

Less gross amounts of offset:
Commodity contracts:
Embedded derivatives on provisional
sales/purchase contracts	—	10	—	10
Crude oil and natural gas derivatives	—	—	—	—
Copper derivatives	1	—	1	—
	1	10	1	10

Net amounts presented in balance sheet:
Commodity contracts:
Embedded derivatives on provisional
sales/purchase contracts	55	53	12	6
Crude oil and natural gas derivatives	—	—	305	313
Copper derivatives	7	6	—	1
	$62	$59	$317	$320

Balance sheet classification:
Trade accounts receivable	$55	$53	$—	$—
Other current assets	7	6	—	—
Accounts payable and accrued liabilities	—	—	232	205
Other liabilities	—	—	85	115
	$62	$59	$317	$320

Credit Risk.  FCX is exposed to credit loss when financial institutions with which FCX has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. FCX does not anticipate that any of the counterparties it deals with will default on their obligations. As of June 30, 2014, the maximum amount of credit exposure associated with derivative transactions was $62 million.

Other Financial Instruments.  Other financial instruments include cash and cash equivalents, accounts receivable, investment securities, legally restricted funds, accounts payable and accrued liabilities, dividends payable and long-term debt. The carrying value for cash and cash equivalents (which included time deposits of $72 million at June 30, 2014, and $211 million at December 31, 2013), accounts receivable, accounts payable and accrued liabilities, and dividends payable approximates fair value because of their short-term nature and generally negligible credit losses (refer to Note 8 for the fair values of investment securities, legally restricted funds and long-term debt).

In addition, FCX has non-detachable warrants, which are considered to be embedded derivative instruments, associated with FM O&G's Plains Offshore Operations Inc. (Plains Offshore) 8% Convertible Preferred Stock (Preferred Stock) (refer to Note 8 for the fair value of these instruments).

NOTE 8. FAIR VALUE MEASUREMENT
Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). FCX recognizes transfers between levels at the end of the reporting period. FCX did not have any significant transfers in or out of Level 1, 2 or 3 for second-quarter 2014.

A summary of the carrying amount and fair value of FCX’s financial instruments, other than cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and dividends payable (refer to Note 7), follows (in millions):

	At June 30, 2014
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
Money market funds[c]	$434	$434	$434	$—	$—
U.S. core fixed income fund	22	22	—	22	—
Equity securities	4	4	4	—	—
Total	460	460	438	22	—

Legally restricted funds:[a,b,d]
U.S. core fixed income fund	50	50	—	50	—
Government bonds and notes	35	35	—	35	—
Government mortgage-backed securities	31	31	—	31	—
Corporate bonds	29	29	—	29	—
Asset-backed securities	16	16	—	16	—
Money market funds	6	6	6	—	—
Municipal bonds	1	1	—	1	—
Total	168	168	6	162	—

Derivatives:[a,e]
Embedded derivatives in provisional sales/purchase
contracts in a gross asset position	55	55	—	55	—
Copper futures and swap contracts	6	6	6	—	—
Copper forward contracts	2	2	2	—	—
Total	63	63	8	55	—

Total assets		$691	$452	$239	$—

Liabilities
Derivatives:[a,e]
Embedded derivatives in provisional sales/purchase
contracts in a gross liability position	$12	$12	$—	$12	$—
Crude oil options	298	298	—	—	298
Natural gas swaps	7	7	—	7	—
Copper futures and swap contracts	1	1	1	—	—
Total	318	318	1	19	298

Long-term debt, including current portion[f]	20,296	20,607	—	20,607	—

Total liabilities		$20,925	$1	$20,626	$298

	At December 31, 2013
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$21	$21	$—	$21	$—
Money market funds	18	18	18	—	—
Equity securities	5	5	5	—	—
Total	44	44	23	21	—

Legally restricted funds:[a,b,d]
U.S. core fixed income fund	48	48	—	48	—
Government mortgage-backed securities	34	34	—	34	—
Corporate bonds	28	28	—	28	—
Government bonds and notes	28	28	—	28	—
Money market funds	28	28	28	—	—
Asset-backed securities	15	15	—	15	—
Municipal bonds	1	1	—	1	—
Total	182	182	28	154	—

Derivatives:[a,e]
Embedded derivatives in provisional sales/purchase
contracts in a gross asset position	63	63	—	63	—
Copper futures and swap contracts	6	6	5	1	—
Total	69	69	5	64	—

Total assets		$295	$56	$239	$—

Liabilities
Derivatives:[a]
Embedded derivatives in provisional sales/purchase
contracts in a gross liability position[e]	$16	$16	$—	$16	$—
Crude oil options[e]	309	309	—	—	309
Natural gas swaps[e]	4	4	—	4	—
Copper forward contracts[e]	1	1	1	—	—
Plains Offshore warrants[g]	2	2	—	—	2
Total	332	332	1	20	311

Long-term debt, including current portion[f]	20,706	20,487	—	20,487	—

Total liabilities		$20,819	$1	$20,507	$311

a.	Recorded at fair value.

b.	Current portion included in other current assets and long-term portion included in other assets.

c.	Included $414 million held in an escrow account for future oil and gas property acquisitions (refer to Note 2 for further discussion).

d.
Excluded $225 million of time deposits (which approximated fair value) at June 30, 2014 (included in other current assets), and at December 31, 2013 ($15 million included in other current assets and $210 million in other assets), associated with the Cerro Verde royalty dispute.

e.
Refer to Note 7 for further discussion and balance sheet classifications. Crude oil options are net of $329 million at June 30, 2014, and $444 million at December 31, 2013, for deferred premiums and accrued interest.

f.	Recorded at cost except for debt assumed in acquisitions, which were recorded at fair value at the respective acquisition dates.

g.	Included in other liabilities.

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

FCX's derivative financial instruments for crude oil options are valued using an option pricing model, which uses various inputs including IntercontinentalExchange, Inc. crude oil prices, volatilities, interest rates and contract terms. FCX's derivative financial instruments for natural gas swaps are valued using a pricing model that has various inputs including NYMEX price quotations, interest rates and contract terms. Valuations are adjusted for credit quality, using the counterparties' credit quality for asset balances and FCX's credit quality for liability balances (which considers the impact of netting agreements on counterparty credit risk, including whether the position with the counterparty is a net asset or net liability). For asset balances, FCX uses the credit default swap value for counterparties when available or the spread between the risk-free interest rate and the yield rate on the counterparties' publicly traded debt for similar instruments. The 2014 natural gas swaps are classified within Level 2 of the fair value hierarchy because the inputs used in the valuation models are directly or indirectly observable for substantially the full term of the instruments. The 2014 and 2015 crude oil options are classified within Level 3 of the fair value hierarchy because the inputs used in the valuation models are not observable for substantially the full term of the instruments. The significant unobservable inputs used in the fair value measurement of the crude oil options are implied volatilities and deferred premiums. Significant increases (decreases) in implied volatilities in isolation would result in a significantly higher (lower) fair value measurement. The implied volatilities ranged from 14 percent to 55 percent, with a weighted average of 21 percent. The deferred premiums ranged from $5.15 per barrel to $7.22 per barrel, with a weighted average of $6.49 per barrel. Refer to Note 7 for further discussion of these derivative financial instruments.

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

The techniques described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with other market participants, the use of different techniques or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the techniques used at June 30, 2014.

A summary of the changes in the fair value of FCX's Level 3 instruments follows (in millions):

	Crude Oil		Plains Offshore
	Options		Warrants
Fair value at December 31, 2013	$(309)		$(2)
Net realized losses	(6)	[a]	—
Net unrealized (losses) gains included in earnings related to assets and liabilities still held at the end of the period	(100)	[b]	2	[c]
Settlement payments	117		—
Fair value at June 30, 2014	$(298)		$—

a.	Recorded in revenues.

b.	Included net unrealized losses of $98 million recorded in revenues and $2 million of interest expense associated with the deferred premiums.

c.	Recorded in other (expense) income, net.

NOTE 9. CONTINGENCIES AND COMMITMENTS
Litigation. During second-quarter 2014, there were no significant updates to previously reported legal proceedings included in Note 12 of FCX’s annual report on Form 10-K for the year ended December 31, 2013, and Note 9 of FCX's quarterly report on Form 10-Q for the quarter ended March 31, 2014.

Tax and Other Matters. Cerro Verde Royalty Dispute. There were no significant changes to the Cerro Verde royalty dispute during the first six months of 2014 (refer to Note 12 of FCX’s annual report on Form 10-K for the year ended December 31, 2013, for further discussion of this matter).

Indonesia Tax Matters. As reported in Note 12 of FCX’s annual report on Form 10-K for the year ended December 31, 2013, PT-FI has received assessments from the Indonesian tax authorities for additional taxes and interest related to various audit exceptions for the years 2005, 2006, 2007, 2008 and 2011. PT-FI has filed objections to these assessments because it believes it has properly determined and paid its taxes.

During second-quarter 2014, the Indonesian tax authorities issued a tax assessment for 2012 and refunded $151 million (before foreign exchange adjustments) in August 2014 associated with income tax overpayments made by PT-FI ($303 million was included in other accounts receivable in the condensed consolidated balance sheets at December 31, 2013). PT-FI expects to file objections and use other means available under Indonesian tax laws and regulations to recover the remaining 2012 overpayments that it believes it is due.

As of June 30, 2014, PT-FI had $379 million included in other assets for amounts paid on disputed tax assessments, which it believes are collectable.

NOTE 10. BUSINESS SEGMENTS
FCX has organized its operations into six primary divisions – North America copper mines, South America mining, Indonesia mining, Africa mining, Molybdenum mines and U.S. oil and gas operations. Notwithstanding this structure, FCX internally reports information on a mine-by-mine basis for its mining operations. Therefore, FCX concluded that its operating segments include individual mines or operations relative to its mining operations. For oil and gas operations, FCX determines its operating segments on a country-by-country basis. Operating segments that meet certain thresholds are reportable segments, which are disclosed separately in the following tables.

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

Business Segments

(In millions)	Mining Operations
	North America Copper Mines			South America				Indonesia		Africa
													Atlantic	Other					Corporate,
											Molyb-		Copper	Mining			U.S.		Other
		Other		Cerro	Candel-	Other					denum	Rod &	Smelting	& Elimi-		Total	Oil & Gas		& Elimi-		FCX
	Morenci	Mines	Total	Verde	aria	Mines	Total	Grasberg		Tenke	Mines	Refining	& Refining	nations		Mining	Operations		nations		Total
Three Months Ended June 30, 2014
Revenues:
Unaffiliated customers	$52	$55	$107	$421	$213	$311	$945	$523	[a]	$386	$—	$1,234	$623	$468	[b]	$4,286	$1,236	[c]	$—		$5,522
Intersegment	474	888	1,362	23	62	1	86	—		32	170	8	6	(1,664)		—	—		—		—
Production and delivery	312	558	870	195	164	171	530	511		198	81	1,233	618	(1,287)		2,754	329		(1)		3,082
Depreciation, depletion and amortization	43	85	128	43	16	36	95	54		63	24	3	10	17		394	616		3		1,013
Selling, general and administrative expenses	1	—	1	1	1	—	2	25		3	—	—	5	6		42	59		63		164
Mining exploration and research expenses	—	2	2	—	—	—	—	—		—	—	—	—	32		34	—		—		34
Environmental obligations and shutdown costs	—	—	—	—	—	—	—	—		—	—	—	—	76		76	—		—		76
Operating income (loss)	170	298	468	205	94	105	404	(67)		154	65	6	(4)	(40)		986	232		(65)		1,153

Interest expense, net	—	1	1	—	—	—	—	—		—	—	—	3	18		22	74		68		164
Provision for income taxes	—	—	—	73	32	35	140	(33)		33	—	—	—	—		140	—		188		328
Total assets at June 30, 2014	3,675	5,822	9,497	6,901	1,520	2,271	10,692	7,972		4,952	2,095	299	882	1,127		37,516	25,293		1,200		64,009
Capital expenditures	289	35	324	391	12	13	416	243		29	14	1	5	17		1,049	903		(2)		1,950

Three Months Ended June 30, 2013
Revenues:
Unaffiliated customers	$38	$76	$114	$311	$138	$315	$764	$471	[a]	$355	$—	$1,265	$583	$399	[b]	$3,951	$336	[c]	$1		$4,288
Intersegment	444	751	1,195	86	101	—	187	120		10	144	7	4	(1,667)		—	—		—		—
Production and delivery	301	552	853	189	174	153	516	563		185	78	1,262	575	(1,273)		2,759	89		5		2,853
Depreciation, depletion and amortization	37	71	108	37	16	33	86	58		57	21	2	12	14		358	169		3		530
Selling, general and administrative expenses	1	1	2	2	—	—	2	27		3	—	—	4	9		47	14		125		186
Mining exploration and research expenses	—	1	1	—	—	—	—	—		—	—	—	—	60		61	—		3		64
Environmental obligations and shutdown costs	—	(2)	(2)	—	—	—	—	—		—	—	—	—	18		16	—		—		16
Operating income (loss)	143	204	347	169	49	129	347	(57)		120	45	8	(4)	(96)		710	64		(135)		639

Interest expense, net	2	1	3	2	—	—	2	10		2	—	—	4	20		41	26		65		132
Provision for income taxes	—	—	—	59	20	48	127	(4)		22	—	—	—	—		145	—		(105)	[d]	40
Total assets at June 30, 2013	2,730	5,768	8,498	6,089	1,623	2,487	10,199	7,095		4,887	2,061	287	934	1,100		35,061	26,587		1,509		63,157
Capital expenditures	204	82	286	208	28	8	244	320		46	42	1	11	23		973	190		10		1,173

a.	Included PT-FI’s sales to PT Smelting totaling $540 million in second-quarter 2014 and $291 million in second-quarter 2013.

b.	Included revenues from FCX's molybdenum sales company, which included sales of molybdenum produced by the Molybdenum mines and by certain of the North and South America copper mines.

c.
Included net mark-to-market losses associated with crude oil and natural gas derivative contracts totaling $70 million in second-quarter 2014 and $35 million for the period from June 1, 2013, to June 30, 2013.

d.	Included $183 million of net benefits resulting from oil and gas acquisitions.

(In millions)	Mining Operations
	North America Copper Mines			South America				Indonesia		Africa
													Atlantic	Other					Corporate,
											Molyb-		Copper	Mining			U.S.		Other
		Other		Cerro	Candel-	Other					denum	Rod &	Smelting	& Elimi-		Total	Oil & Gas		& Elimi-		FCX
	Morenci	Mines	Total	Verde	aria	Mines	Total	Grasberg		Tenke	Mines	Refining	& Refining	nations		Mining	Operations		nations		Total
Six Months Ended June 30, 2014
Revenues:
Unaffiliated customers	$75	$116	$191	$701	$341	$605	$1,647	$985	[a]	$692	$—	$2,380	$1,211	$904	[b]	$8,010	$2,497	[c]	$—		$10,507
Intersegment	918	1,646	2,564	87	190	5	282	8		53	296	16	11	(3,230)		—	—		—		—
Production and delivery	595	1,061	1,656	360	314	332	1,006	894		350	157	2,381	1,206	(2,470)		5,180	640		(1)		5,819
Depreciation, depletion and amortization	77	158	235	79	35	68	182	102		114	46	5	20	36		740	1,232		7		1,979
Selling, general and administrative expenses	1	1	2	2	1	1	4	46		6	—	—	9	13		80	116		103		299
Mining exploration and research expenses	—	4	4	—	—	—	—	—		—	—	—	—	60		64	—		—		64
Environmental obligations and shutdown costs	—	—	—	—	—	—	—	—		—	—	—	—	82		82	—		—		82
Operating income (loss)	320	538	858	347	181	209	737	(49)		275	93	10	(13)	(47)		1,864	509		(109)		2,264

Interest expense, net	1	1	2	—	—	—	—	—		—	—	—	7	36		45	150		130		325
Provision for income taxes	—	—	—	130	68	69	267	(15)		57	—	—	—	—		309	—		376		685
Capital expenditures	533	94	627	791	22	26	839	479		60	33	2	6	27		2,073	1,484		5		3,562

Six Months Ended June 30, 2013
Revenues:
Unaffiliated customers	$118	$121	$239	$601	$391	$622	$1,614	$1,335	[a]	$793	$—	$2,595	$1,216	$740	[b]	$8,532	$336	[c]	$3		$8,871
Intersegment	880	1,575	2,455	195	156	—	351	187		10	287	14	10	(3,314)		—	—		—		—
Production and delivery	598	1,054	1,652	360	341	290	991	1,126		370	158	2,590	1,203	(2,615)		5,475	89		8		5,572
Depreciation, depletion and amortization	70	140	210	70	25	62	157	113		115	41	5	22	22		685	169		5		859
Selling, general and administrative expenses	1	2	3	2	1	—	3	53		6	—	—	9	18		92	14		193		299
Mining exploration and research expenses	—	1	1	—	—	—	—	—		—	—	—	—	109		110	—		6		116
Environmental obligations and shutdown costs	—	(6)	(6)	—	—	—	—	—		—	—	—	—	37		31	—		—		31
Operating income (loss)	329	505	834	364	180	270	814	230		312	88	14	(8)	(145)		2,139	64		(209)		1,994

Interest expense, net	3	1	4	2	—	—	2	12		2	—	—	8	40		68	26		95		189
Provision for income taxes	—	—	—	123	64	91	278	116		66	—	—	—	—		460	—		8	[d]	468
Capital expenditures	357	186	543	372	68	30	470	511		103	82	2	19	40		1,770	190		18		1,978

a.	Included PT-FI’s sales to PT Smelting totaling $913 million for the first six months of 2014 and $721 million for the first six months of 2013.

b.	Included revenues from FCX's molybdenum sales company, which included sales of molybdenum produced by the Molybdenum mines and by certain of the North and South America copper mines.

c.
Included net mark-to-market losses associated with crude oil and natural gas derivative contracts totaling $120 million for the first six months of 2014 and $35 million for the period from June 1, 2013, to June 30, 2013.

d.	Included $183 million of net benefits resulting from oil and gas acquisitions.

NOTE 11. GUARANTOR FINANCIAL STATEMENTS
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

The following condensed consolidating financial information includes information regarding FCX, as issuer, FM O&G LLC, as guarantor, and all other non-guarantor subsidiaries of FCX. Included are the condensed consolidating balance sheets at June 30, 2014, and December 31, 2013, and the related condensed consolidating statements of comprehensive income for the three and six months ended June 30, 2014 and 2013, and condensed consolidating statements of cash flows for the six months ended June 30, 2014 and 2013, which should be read in conjunction with FCX's notes to the consolidated financial statements (in millions). Certain amounts in the Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2013, have been reclassified to conform with the current period presentation. These amounts, which were not material, had no effect on the reported changes in cash and cash equivalents.
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2014

	FCX		FM O&G LLC	Non-guarantor		Consolidated
	Issuer		Guarantor	Subsidiaries	Eliminations	FCX
ASSETS
Current assets:
Cash and cash equivalents	$—		$1	$1,457	$—	$1,458
Accounts receivable	388		2,840	2,466	(2,936)	2,758
Other current assets	78		56	5,904	—	6,038
Total current assets	466		2,897	9,827	(2,936)	10,254
Property, plant, equipment and mining development costs, net	25		45	25,337	—	25,407
Oil and gas properties, net - full cost method:
Subject to amortization, less accumulated amortization	—		4,583	6,460	14	11,057
Not subject to amortization	—		1,853	8,916	—	10,769
Investments in consolidated subsidiaries	32,769		10,107	11,416	(54,292)	—
Goodwill	—		217	1,500	—	1,717
Other assets	6,346		3,432	4,241	(9,214)	4,805
Total assets	$39,606		$23,134	$67,697	$(66,428)	$64,009

LIABILITIES AND EQUITY
Current liabilities	$1,550		$1,026	$6,088	$(1,106)	$7,558
Long-term debt, less current portion	12,435		6,762	5,885	(7,570)	17,512
Deferred income taxes	4,244	[a]	—	3,207	—	7,451
Environmental and asset retirement obligations, less current portion	—		291	3,003	—	3,294
Other liabilities	46		3,457	1,753	(3,474)	1,782
Total liabilities	18,275		11,536	19,936	(12,150)	37,597

Redeemable noncontrolling interest	—		—	745	—	745

Equity:
Stockholders' equity	21,331		11,598	43,140	(54,737)	21,332
Noncontrolling interests	—		—	3,876	459	4,335
Total equity	21,331		11,598	47,016	(54,278)	25,667
Total liabilities and equity	$39,606		$23,134	$67,697	$(66,428)	$64,009

a.	All U.S. related deferred income taxes are recorded at the parent company.

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2013

	FCX		FM O&G LLC	Non-guarantor		Consolidated
	Issuer		Guarantor	Subsidiaries	Eliminations	FCX
ASSETS
Current assets:
Cash and cash equivalents	$—		$—	$1,985	$—	$1,985
Accounts receivable	855		659	2,258	(1,210)	2,562
Other current assets	114		38	5,273	—	5,425
Total current assets	969		697	9,516	(1,210)	9,972
Property, plant, equipment and mining development costs, net	27		43	23,972	—	24,042
Oil and gas properties, net - full cost method:
Subject to amortization, less accumulated amortization	—		6,207	6,265	—	12,472
Not subject to amortization	—		2,649	8,238	—	10,887
Investments in consolidated subsidiaries	31,162		9,712	12,468	(53,342)	—
Goodwill	—		437	1,479	—	1,916
Other assets	7,126		4,640	4,128	(11,710)	4,184
Total assets	$39,284		$24,385	$66,066	$(66,262)	$63,473

LIABILITIES AND EQUITY
Current liabilities	$1,003		$758	$4,222	$(1,210)	$4,773
Long-term debt, less current portion	13,184		7,199	8,056	(8,045)	20,394
Deferred income taxes	4,137	[a]	—	3,273	—	7,410
Environmental and asset retirement obligations, less current portion	—		301	2,958	—	3,259
Other liabilities	26		3,436	1,893	(3,665)	1,690
Total liabilities	18,350		11,694	20,402	(12,920)	37,526

Redeemable noncontrolling interest	—		—	716	—	716

Equity:
Stockholders' equity	20,934		12,691	41,100	(53,791)	20,934
Noncontrolling interests	—		—	3,848	449	4,297
Total equity	20,934		12,691	44,948	(53,342)	25,231
Total liabilities and equity	$39,284		$24,385	$66,066	$(66,262)	$63,473

a.	All U.S. related deferred income taxes are recorded at the parent company.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Months Ended June 30, 2014

Three Months Ended June 30, 2014
	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Revenues	$—	$570	$4,952	$—	$5,522
Total costs and expenses	21	489	3,865	(6)	4,369
Operating (loss) income	(21)	81	1,087	6	1,153
Interest expense, net	(87)	(44)	(51)	18	(164)
Net (loss) gain on early extinguishment of debt	(1)	6	—	—	5
Other income (expense), net	17	1	(8)	(18)	(8)
Benefit from (provision for) income taxes	26	26	(378)	(2)	(328)
Equity in affiliated companies' net earnings (losses)	548	126	154	(826)	2
Net income (loss)	482	196	804	(822)	660
Net income and preferred dividends attributable to noncontrolling interests	—	—	(180)	2	(178)
Net income (loss) attributable to FCX common stockholders	$482	$196	$624	$(820)	$482

Other comprehensive income	—	—	1	—	1
Total comprehensive income (loss)	$482	$196	$625	$(820)	$483

Six Months Ended June 30, 2014
	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Revenues	$—	$1,214	$9,293	$—	$10,507
Total costs and expenses	32	1,015	7,204	(8)	8,243
Operating (loss) income	(32)	199	2,089	8	2,264
Interest expense, net	(169)	(85)	(109)	38	(325)
Net (loss) gain on early extinguishment of debt	(1)	6	—	—	5
Other income (expense), net	37	1	25	(38)	25
Benefit from (provision for) income taxes	5	(17)	(670)	(3)	(685)
Equity in affiliated companies' net earnings (losses)	1,152	256	339	(1,745)	2
Net income (loss)	992	360	1,674	(1,740)	1,286
Net income and preferred dividends attributable to noncontrolling interests	—	—	(291)	(3)	(294)
Net income (loss) attributable to FCX common stockholders	$992	$360	$1,383	$(1,743)	$992

Other comprehensive income	—	—	4	—	4
Total comprehensive income (loss)	$992	$360	$1,387	$(1,743)	$996

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Months Ended June 30, 2013

Three Months Ended June 30, 2013
	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Revenues	$—	$162	$4,126	$—	$4,288
Total costs and expenses	76	135	3,438	—	3,649
Operating (loss) income	(76)	27	688	—	639
Interest expense, net	(92)	(12)	(39)	11	(132)
Gain on investment in MMR	128	—	—	—	128
Other income (expense), net	11	—	13	(11)	13
Benefit from (provision for) income taxes	35	(5)	(70)	—	(40)
Equity in affiliated companies' net earnings (losses)	476	20	(3)	(491)	2
Net income (loss)	482	30	589	(491)	610
Net income and preferred dividends attributable to noncontrolling interests	—	—	(133)	5	(128)
Net income (loss) attributable to FCX common stockholders	$482	$30	$456	$(486)	$482

Other comprehensive income	—	—	5	—	5
Total comprehensive income (loss)	$482	$30	$461	$(486)	$487

Six Months Ended June 30, 2013
	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Revenues	$—	$162	$8,709	$—	$8,871
Total costs and expenses	95	135	6,647	—	6,877
Operating (loss) income	(95)	27	2,062	—	1,994
Interest expense, net	(128)	(12)	(64)	15	(189)
Losses on early extinguishment of debt	(45)	—	—	—	(45)
Gain on investment in MMR	128	—	—	—	128
Other income (expense), net	15	—	10	(15)	10
Benefit from (provision for) income taxes	26	(5)	(489)	—	(468)
Equity in affiliated companies' net earnings (losses)	1,229	20	(46)	(1,199)	4
Net income (loss)	1,130	30	1,473	(1,199)	1,434
Net income and preferred dividends attributable to noncontrolling interests	—	—	(292)	(12)	(304)
Net income (loss) attributable to FCX common stockholders	$1,130	$30	$1,181	$(1,211)	$1,130

Other comprehensive income	—	—	11	—	11
Total comprehensive income (loss)	$1,130	$30	$1,192	$(1,211)	$1,141

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2014

	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Cash flow from operating activities:
Net income (loss)	$992	$360	$1,674	$(1,740)	$1,286
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	2	545	1,440	(8)	1,979
Net losses on crude oil and natural gas derivative contracts	—	120	—	—	120
Net gain (loss) on early extinguishment of debt	1	(6)	—	—	(5)
Equity in (earnings) losses of consolidated subsidiaries	(1,152)	(256)	39	1,367	(2)
Other, net	121	(12)	(123)	—	(14)
(Increases) decreases in working capital and changes in other tax payments	(164)	(2,165)	1,552	—	(777)
Net cash (used in) provided by operating activities	(200)	(1,414)	4,582	(381)	2,587

Cash flow from investing activities:
Capital expenditures	—	(897)	(2,665)	—	(3,562)
Acquisition of Deepwater GOM interest	—	—	(925)	—	(925)
Intercompany loans	1,318	1,629	—	(2,947)	—
Investment in consolidated subsidiary	(364)	(96)	1,079	(619)	—
Net proceeds from sale of Eagle Ford shale assets	—	3,009	—	—	3,009
Other, net	—	(381)	18	—	(363)
Net cash provided by (used in) investing activities	954	3,264	(2,493)	(3,566)	(1,841)

Cash flow from financing activities:
Proceeds from debt	890	—	358	—	1,248
Repayments of debt	(990)	(224)	(397)	—	(1,611)
Intercompany loans	—	(170)	(2,777)	2,947	—
Cash dividends and distributions paid	(653)	(1,453)	203	1,000	(903)
Other, net	(1)	(2)	(4)	—	(7)
Net cash (used in) provided by financing activities	(754)	(1,849)	(2,617)	3,947	(1,273)

Net increase (decrease) in cash and cash equivalents	—	1	(528)	—	(527)
Cash and cash equivalents at beginning of period	—	—	1,985	—	1,985
Cash and cash equivalents at end of period	$—	$1	$1,457	$—	$1,458

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2013

	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Cash flow from operating activities:
Net income (loss)	$1,130	$30	$1,473	$(1,199)	$1,434
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	2	79	772	6	859
Net loss on early extinguishment of debt	45	—	—	—	45
Gain on investment in MMR	(128)	—	—	—	(128)
Net losses on crude oil and natural gas derivative contracts	—	35	—	—	35
Equity in (earnings) losses of consolidated subsidiaries	(1,229)	(20)	52	1,193	(4)
Other, net	27	(6)	(202)	—	(181)
Decreases (increases) in working capital and changes in other tax payments, excluding amounts from acquisitions	142	31	(368)	—	(195)
Net cash (used in) provided by operating activities	(11)	149	1,727	—	1,865

Cash flow from investing activities:
Capital expenditures	—	(151)	(1,827)	—	(1,978)
Acquisitions, net of cash acquired	(5,437)	—	(321)	344	(5,414)
Investment in consolidated subsidiary	104	—	—	(104)	—
Other, net	(5)	—	(259)	—	(264)
Net cash (used in) provided by investing activities	(5,338)	(151)	(2,407)	240	(7,656)

Cash flow from financing activities:
Proceeds from debt	10,885	—	136	—	11,021
Repayments of debt	(4,050)	(415)	(76)	—	(4,541)
Intercompany loans	(476)	476	344	(344)	—
Cash dividends and distributions paid	(595)	—	(194)	104	(685)
Other, net	(415)	—	—	—	(415)
Net cash provided by (used in) financing activities	5,349	61	210	(240)	5,380

Net increase (decrease) in cash and cash equivalents	—	59	(470)	—	(411)
Cash and cash equivalents at beginning of period	—	—	3,705	—	3,705
Cash and cash equivalents at end of period	$—	$59	$3,235	$—	$3,294

NOTE 12. NEW ACCOUNTING STANDARDS
In May 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU), which outlines a single comprehensive model and supersedes most of the current revenue recognition guidance. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is not permitted. FCX is evaluating this new guidance, but does not expect it to have a significant impact on its current revenue recognition policies.
In April 2014, FASB issued an ASU, which revises the guidance for reporting discontinued operations. This ASU amends the definition of a discontinued operation and requires additional disclosures about disposal transactions that do not meet the definition of a discontinued operation. For public entities, this ASU is effective for annual periods beginning on or after December 15, 2014, and interim periods within that year. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. FCX adopted this ASU in the first quarter of 2014.

NOTE 13. SUBSEQUENT EVENTS
Mining Contract - Indonesia. On July 25, 2014, PT-FI entered into a Memorandum of Understanding (MOU) with the Indonesian government under which PT-FI and the government have agreed to negotiate an amended Contract of Work (COW) to address provisions related to the size of PT-FI’s concession area, royalties and taxes, domestic processing and refining, divestment, local content, and continuation of operations post-2021.

Under the MOU, provisions to be addressed in the negotiation of an amended COW include provisions for the development of new copper smelting and refining capacity in Indonesia, which will take into consideration an equitable sharing of costs between PT-FI (and any partners in the project) and the Indonesian government through fiscal incentives, provisions for divestment to the Indonesian government and/or Indonesian nationals of up to a 30 percent interest (an additional 20.64 percent interest) in PT-FI at fair value, and continuation of operations from 2022 through 2041. Negotiations will take into consideration PT-FI’s need for assurance of legal and fiscal terms post-2021 for PT-FI to continue with its large-scale investment program for the development of its underground reserves. The negotiations are expected to be completed within six months.

Effective with the signing of the MOU, PT-FI agreed to provide a $115 million assurance bond to support its commitment for smelter development, to increase royalties to 4.0 percent for copper and 3.75 percent for gold from the previous rates of 3.5 percent for copper and 1.0 percent for gold, and to pay export duties set forth in a new regulation. On July 25, 2014, the Indonesian government revised its January 2014 regulations (as discussed in Note 13 of FCX’s annual report on Form 10-K for the year ended December 31, 2013) regarding export duties to incorporate reduced rates for copper concentrate exports for companies engaged in smelter development. The revised regulations provide for duties on copper concentrate exports during smelter development initially at 7.5 percent, declining to 5.0 percent when development progress exceeds 7.5 percent and is eliminated when development progress exceeds 30 percent.

Under the MOU, no terms of the COW other than those relating to the export duties, smelter bond and royalties described previously will be changed until the completion of the amended COW.

FCX evaluated events after June 30, 2014, and through the date the consolidated financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these consolidated financial statements.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan INC.

We have reviewed the condensed consolidated balance sheet of Freeport-McMoRan Inc. (formerly Freeport-McMoRan Copper & Gold Inc.) as of June 30, 2014, and the related consolidated statements of income and comprehensive income for the three- and six-month periods ended June 30, 2014 and 2013, the consolidated statements of cash flows for the six-month periods ended June 30, 2014 and 2013, and the consolidated statement of equity for the six-month period ended June 30, 2014. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Freeport-McMoRan Inc. as of December 31, 2013, and the related consolidated statements of income, comprehensive income, cash flows, and equity for the year then ended (not presented herein), and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 27, 2014. In our opinion, the accompanying condensed consolidated balance sheet of Freeport-McMoRan Inc. as of December 31, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

Phoenix, Arizona
August 8, 2014

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, "we," "us" and "our" refer to Freeport-McMoRan Inc. (FCX) and its consolidated subsidiaries. You should read this discussion in conjunction with our financial statements, the related Management’s Discussion and Analysis of Financial Condition and Results of Operations and the discussion of our Business and Properties in our annual report on Form 10-K for the year ended December 31, 2013, filed with the United States (U.S.) Securities and Exchange Commission (SEC). The results of operations reported and summarized below are not necessarily indicative of future operating results and future results could differ materially from those anticipated in forward-looking statements (refer to "Cautionary Statement" for further discussion). References to "Notes" are Notes included in our Notes to Consolidated Financial Statements. Throughout Management's Discussion and Analysis of Financial Condition and Results of Operations, all references to earnings or losses per share are on a diluted basis.

OVERVIEW

Effective July 14, 2014, Freeport-McMoRan Copper & Gold Inc. changed its name to Freeport-McMoRan Inc. to simplify the corporate name and better reflect FCX's expanded portfolio of assets.

We are a premier U.S.-based natural resources company with an industry-leading global portfolio of mineral assets, significant oil and gas resources and a growing production profile. We are the world's largest publicly traded copper producer. Our portfolio of assets includes the Grasberg minerals district in Indonesia, one of the world's largest copper and gold deposits; significant mining operations in North and South America; the Tenke Fungurume (Tenke) minerals district in the Democratic Republic of Congo (DRC) in Africa; and significant oil and natural gas assets in the U.S., including reserves in the Deepwater Gulf of Mexico (GOM), onshore and offshore California, in the Haynesville shale play in Louisiana, in the Madden area in central Wyoming, and an industry-leading position in the emerging Inboard Lower Tertiary/Cretaceous natural gas trend in the shallow waters of the GOM and onshore in South Louisiana.

As further discussed in Note 2, in June 2014, we completed the sale of our Eagle Ford shale assets for $3.1 billion (before closing adjustments) and acquired additional interests in the Deepwater GOM for $0.9 billion. Refer to "Operations - Oil and Gas" for further discussion.

Our results for the second quarter and first six months of 2014 reflect the impact of restrictions on concentrate exports from Indonesia and a full six months of FCX Oil & Gas Inc. (FM O&G) results in 2014. Additionally, second-quarter 2013 was impacted by a temporary production suspension at PT Freeport Indonesia (PT-FI). Refer to "Consolidated Results" for further discussion of our consolidated financial results for the three- and six-month periods ended June 30, 2014 and 2013.

On July 25, 2014, PT-FI entered into a Memorandum of Understanding (MOU) with the Indonesian government under which, PT-FI and the government have agreed to negotiate an amended Contract of Work (COW), to be completed over the next six months, to address provisions related to the size of PT-FI’s concession area, royalties and taxes, domestic processing and refining, divestment, local content and continuation of operations post-2021. The MOU provides that negotiations for an amended COW will take into consideration PT-FI’s need for assurance of legal and fiscal terms post-2021 for PT-FI to continue with its large-scale investment program for the development of its underground reserves.

Execution of the MOU enabled the resumption of concentrate exports from PT-FI, which began in August 2014. Effective with the signing of the MOU, PT-FI has agreed to provide a $115 million assurance bond to support its commitment for smelter development, to increase royalties to 4.0 percent for copper and 3.75 percent for gold from the previous rates of 3.5 percent for copper and 1 percent for gold, and to pay export duties set forth in a new regulation. On July 25, 2014, the Indonesian government revised its January 2014 regulation regarding export duties to incorporate reduced rates for copper concentrate exports for companies engaged in smelter development. The revised regulations provide for duties on copper concentrate exports during smelter development initially at 7.5 percent, declining to 5 percent when development progress exceeds 7.5 percent, and is eliminated when development progress exceeds 30 percent. Refer to Note 13 and “Operations - Indonesia” for further discussion.

At June 30, 2014, we had $1.5 billion in consolidated cash and cash equivalents and $20.3 billion in total debt. On July 23, 2014, we redeemed $1.8 billion of senior notes, with an aggregate face value of $1.7 billion. We continue to target significant reductions in debt by the end of 2016 using cash flows generated above capital expenditures and other cash requirements and potentially, net proceeds from asset sales. Refer to Note 6 and "Capital Resources and Liquidity" for further discussion.

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

Sales Volumes.  Following are our projected consolidated sales volumes for the year 2014:

Copper (millions of recoverable pounds):
North America copper mines	1,700
South America mining	1,200
Indonesia mining	735
Africa mining	440
	4,075
Gold (thousands of recoverable ounces):
Indonesia mining	1,250
North and South America mining	90
	1,340
Molybdenum (millions of recoverable pounds)	98	[a]
Oil Equivalents (million BOE, or MMBOE)	58.4

a.	Projected molybdenum sales include 53 million pounds produced by our Molybdenum mines and 45 million pounds produced by our North and South America copper mines.

Consolidated sales for third-quarter 2014 are expected to approximate 1.1 billion pounds of copper, 445 thousand ounces of gold, 23 million pounds of molybdenum and 12.2 MMBOE. Projected sales volumes are dependent on a number of factors, including operational performance and other factors.

Mining Unit Net Cash Costs. Assuming average prices of $1,300 per ounce of gold and $12 per pound of molybdenum for the second half of 2014, and achievement of current sales volume and cost estimates, consolidated unit net cash costs (net of by-product credits) for our copper mines are expected to average $1.54 per pound of copper for the year 2014. These amounts include estimates of the new royalty rates and export duties at PT-FI. Quarterly unit net cash costs vary with fluctuations in sales volumes and average realized prices (primarily gold and molybdenum prices). The impact of price changes for the second half of 2014 on consolidated unit net cash costs would approximate $0.012 per pound for each $50 per ounce change in the average price of gold and $0.01 per pound for each $2 per pound change in the average price of molybdenum. Refer to “Consolidated Results – Production and Delivery Costs” for further discussion of consolidated production and delivery costs for our mining operations.

Oil and Gas Cash Production Costs per BOE. Based on current sales volume and cost estimates for the second half of 2014, cash production costs are expected to approximate $22 per BOE for the second half of 2014 and $20 per BOE for the year 2014. Refer to “Operations – Oil and Gas” for further discussion of oil and gas production costs.

Consolidated Operating Cash Flow. Our consolidated operating cash flows vary with prices realized from copper, gold, molybdenum and oil sales, our sales volumes, production costs, income taxes, other working capital changes and other factors. Based on current sales volume and cost estimates, including the new royalty rates and export duties at PT-FI, and assuming average prices of $3.25 per pound of copper, $1,300 per ounce of gold, $12 per pound of molybdenum and $110 per barrel of Brent crude oil for the second half of 2014, consolidated operating cash flows are estimated to approximate $6.7 billion for the year 2014 (net of $0.7 billion of working capital uses and changes in other tax payments). Projected consolidated operating cash flows for the year 2014 also reflect estimated taxes of $1.7 billion (refer to “Consolidated Results – Provision for Income Taxes” for further discussion of our projected consolidated effective annual tax rate for 2014). The impact of price changes during the second half of 2014 on operating cash flows would approximate $200 million for each $0.10 per pound change in the average price of copper, $40 million for each $50 per ounce change in the average price of gold, $55 million for each $2 per pound change in the average price of molybdenum and $60 million for each $5 per barrel change in the price of Brent crude oil above $100 per barrel.

MARKETS

Metals. World prices for copper, gold and molybdenum can fluctuate significantly. During the period from January 2004 through July 2014, the London Metal Exchange (LME) spot copper price varied from a low of $1.06 per pound in 2004 to a record high of $4.60 per pound in 2011, the London Bullion Market Association (London) PM gold price fluctuated from a low of $375 per ounce in 2004 to a record high of $1,895 per ounce in 2011, and the Metals Week Molybdenum Dealer Oxide weekly average price ranged from a low of $7.35 per pound in 2004 to a record high of $39.25 per pound in 2005. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in our “Risk Factors” contained in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2013.

Historical LME Copper Prices

Through July 31, 2014

LME Copper Prices
Exchange Stocks
000s of metric tons
Dollars per pound
1,600
1,400
1,200
1,000
800
600
400
200
0
$5.00
$4.50
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$0.00
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014

This graph presents LME spot copper prices and the combined reported stocks of copper at the LME, Commodity Exchange Inc., a division of the New York Mercantile Exchange (NYMEX), and the Shanghai Futures Exchange from January 2004 through July 2014. From 2006 through most of 2008, limited supplies, combined with growing demand from China and other emerging economies, resulted in high copper prices and low levels of inventories. Current copper prices are supported by a combination of demand from developing economies and pro-growth monetary and fiscal policy decisions in Europe, China and the U.S. During the first half of 2014, copper prices declined because of concerns about slowing growth rates in China and an outlook for higher near-term supplies. During second-quarter 2014, LME spot copper prices ranged from a low of $2.99 per pound to a high of $3.19 per pound, averaged $3.08 per pound, and closed at $3.16 per pound on June 30, 2014.

We believe the underlying long-term fundamentals of the copper business remain positive, supported by the significant role of copper in the global economy and a challenging long-term supply environment. Future copper prices are expected to be volatile and are likely to be influenced by demand from China and emerging markets, as well as economic activity in the U.S. and other industrialized countries, the timing of the development of new supplies of copper and production levels of mines and copper smelters. LME spot copper prices closed at $3.24 per pound on July 31, 2014.

This graph presents London PM gold prices from January 2004 through July 2014. An improving economic outlook and positive equity performance contributed to lower demand for gold in 2013 and early 2014, resulting in generally lower prices. During second-quarter 2014, London PM gold prices ranged from a low of $1,243 per ounce to a high of $1,326 per ounce, averaged $1,288 per ounce and closed at $1,315 per ounce on June 30, 2014. Gold prices closed at $1,285 per ounce on July 31, 2014.

Metals Week Molybdenum Dealer Oxide Prices

Through July 31, 2014

$40
$35
$30
$25
$20
$15
$10
$5
$0
Dollars per pound
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014

This graph presents the Metals Week Molybdenum Dealer Oxide weekly average prices from January 2004 through July 2014. Molybdenum prices have improved during the first half of 2014, resulting from improved demand in the metallurgical sector. During second-quarter 2014, the weekly average price of molybdenum ranged from a low of $11.14 per pound to a high of $15.00 per pound, averaged $13.58 per pound and was $13.77 on June 30, 2014. The Metals Week Molybdenum Dealer Oxide weekly average price was $13.28 per pound on July 31, 2014.

Oil and Gas. Market prices for crude oil and natural gas can fluctuate significantly. During the period from January 2004 through July 2014, the Brent crude oil price ranged from a low of $28.83 per barrel in 2004 to a high of $146.08 per barrel in 2008 and the NYMEX natural gas price fluctuated from a low of $2.04 per million British thermal units (MMBtu) in 2012 to a high of $13.91 per MMBtu in 2005. Crude oil and natural gas prices are affected by numerous factors beyond our control as described further in our “Risk Factors” contained in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2013.

Crude Oil & Natural Gas Prices

Through July 31, 2014

NYMEX
Brent Crude
Natural Gas Prices ($/MMBtu)
Brent Crude Oil Prices ($/ Bbl)
$16
$14
$12
$10
$8
$6
$4
$2
$0
$160
$140
$120
$100
$80
$60
$40
$20
$0
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014

This graph presents Brent crude oil prices and NYMEX natural gas contract prices from January 2004 through July 2014. Current crude oil prices are supported by an improving global economy and demand outlook. During second-quarter 2014, the Brent crude oil price ranged from a low of $104.79 per barrel to a high of $115.06 per barrel, averaged $109.73 per barrel and was $112.36 per barrel on June 30, 2014. The Brent crude oil price was $106.02 per barrel on July 31, 2014.

CONSOLIDATED RESULTS

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2014		2013[a]		2014		2013[a]
SUMMARY FINANCIAL DATA	(in millions, except per share amounts)
Revenues[b]	$5,522	[c,d]	$4,288	[c,d]	$10,507	[c,d]	$8,871	[c,d]
Operating income[b]	$1,153	[c,d,e,f]	$639	[c,d,f,g]	$2,264	[c,d,e,f]	$1,994	[c,d,f,g]
Net income attributable to common stockholders[h]	$482	[c,d,e,f,i,j]	$482	[c,d,f,g,k]	$992	[c,d,e,f,i,j]	$1,130	[c,d,f,g,j,k]
Diluted net income per share attributable to common stockholders	$0.46	[c,d,e,f,i,j]	$0.49	[c,d,f,g,k]	$0.95	[c,d,e,f,i,j]	$1.17	[c,d,f,g,j,k]
Diluted weighted-average common shares outstanding	1,045		984		1,045		968
Operating cash flows[l]	$1,386		$1,034		$2,587		$1,865
Capital expenditures	$1,950		$1,173		$3,562		$1,978
At June 30:
Cash and cash equivalents	$1,458		$3,294		$1,458		$3,294
Total debt, including current portion	$20,296		$21,215		$20,296		$21,215

a.	Reflects the results of FM O&G beginning June 1, 2013.
b.As further detailed in Note 10, following is a summary of revenues and operating income by operating division (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues	2014	2013	2014	2013
North America copper mines	$1,469	$1,309	$2,755	$2,694
South America mining	1,031	951	1,929	1,965
Indonesia mining	523	591	993	1,522
Africa mining	418	365	745	803
Molybdenum mines	170	144	296	287
Rod & Refining	1,242	1,272	2,396	2,609
Atlantic Copper Smelting & Refining	629	587	1,222	1,226
U.S. oil & gas operations	1,236	336	2,497	336
Other mining, corporate, other & eliminations	(1,196)	(1,267)	(2,326)	(2,571)
Total FCX revenues	$5,522	$4,288	$10,507	$8,871

Operating income (loss)
North America copper mines	$468	$347	$858	$834
South America mining	404	347	737	814
Indonesia mining	(67)	(57)	(49)	230
Africa mining	154	120	275	312
Molybdenum mines	65	45	93	88
Rod & Refining	6	8	10	14
Atlantic Copper Smelting & Refining	(4)	(4)	(13)	(8)
U.S. oil & gas operations	232	64	509	64
Other mining, corporate, other & eliminations	(105)	(231)	(156)	(354)
Total FCX operating income	$1,153	$639	$2,264	$1,994

c.
Includes favorable (unfavorable) adjustments to provisionally priced concentrate and cathode sales recognized in prior periods totaling $35 million ($16 million to net income attributable to common stockholders or $0.01 per share) for second-quarter 2014, $(117) million ($(55) million to net income attributable to common stockholders or $(0.06) per share) for second-quarter 2013, $(118) million ($(65) million to net income attributable to common stockholders or $(0.06) per share) for the first six months of 2014 and $(26) million ($(12) million to net income attributable to common stockholders or $(0.01) per share) for the first six months of 2013. Refer to “Revenues” for further discussion.

d.
Includes net noncash mark-to-market (losses) gains associated with crude oil and natural gas derivative contracts totaling $(7) million ($(4) million to net income attributable to common stockholders or less than $(0.01) per share) for second-quarter 2014, $8 million ($5 million to net income attributable to common stockholders or less than $0.01 per share) for the first six months of 2014, and $(36) million ($(23) million to net income attributable to common stockholders or $(0.02) per share) for June 2013. Refer to "Revenues" for further discussion.

e.
Includes fixed costs charged directly to cost of sales as a result of the impact of export restrictions on PT-FI's operating rates totaling $56 million ($30 million to net income attributable to common stockholders or $0.03 per share) for second-

quarter 2014 and $109 million ($58 million to net income attributable to common stockholders or $0.06 per share) for the first six months of 2014.

f.
Includes net charges for adjustments to environmental obligations and related litigation reserves of $69 million ($68 million to net income attributable to common stockholders or $0.06 per share) for the second quarter and first six months of 2014, $3 million ($2 million to net income attributable to common stockholders or less than $0.01 per share) for second-quarter 2013 and $7 million ($7 million to net income attributable to common stockholders or $0.01 per share) for the first six months of 2013.

g.
Includes charges of $61 million ($46 million to net income attributable to common stockholders or $0.05 per share) for second-quarter 2013 and $75 million ($57 million to net income attributable to common stockholders or $0.06 per share) for the first six months of 2013 for transaction and related costs principally associated with the second-quarter 2013 oil and gas acquisitions.

h.	We defer recognizing profits on intercompany sales until final sales to third parties occur. Refer to "Operations - Smelting & Refining" for a summary of net impacts from changes in these deferrals.

i.
Includes a charge of $58 million to net income attributable to common stockholders, or $0.06 per share, associated with deferred taxes recorded in connection with the allocation of goodwill to the sale of Eagle Ford.

j.
Includes net gains (losses) on early extinguishment of debt totaling $5 million ($4 million to net income attributable to common stockholders or less than $0.01 per share) in the second quarter and first six months of 2014 primarily related to the redemption of senior notes and $(45) million ($(39) million to net income attributable to common stockholders ($(0.04) per share) for first six months of 2013 related to the termination of the acquisition bridge loan facilities.

k.
Includes gains associated with the oil and gas acquisitions, including $128 million to net income attributable to common stockholders or $0.13 per share, primarily related to our preferred stock investment in and the subsequent acquisition of McMoRan Exploration Co., and $183 million to net income attributable to common stockholders or $0.19 per share, associated with net reductions in our deferred tax liabilities and deferred tax asset valuation allowances.

l.
Includes net working capital (uses) sources and changes in other tax payments of $(364) million for second-quarter 2014, $235 million for second-quarter 2013, $(777) million for the first six months of 2014 and $(195) million for the first six months of 2013.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013[a]	2014	2013[a]
SUMMARY OPERATING DATA
Copper (recoverable)
Production (millions of pounds)	931	909	1,879	1,889
Sales, excluding purchases (millions of pounds)	968	951	1,839	1,905
Average realized price per pound	$3.16	$3.17	$3.17	$3.29
Site production and delivery costs per pound[b]	$1.99	$2.11	$1.94	$2.02
Unit net cash costs per pound[b]	$1.72	$1.85	$1.64	$1.71
Gold (recoverable)
Production (thousands of ounces)	166	151	397	386
Sales, excluding purchases (thousands of ounces)	159	173	346	387
Average realized price per ounce	$1,296	$1,322	$1,299	$1,434
Molybdenum (recoverable)
Production (millions of pounds)	25	24	49	46
Sales, excluding purchases (millions of pounds)	25	23	52	48
Average realized price per pound	$13.43	$12.35	$12.27	$12.56
Oil Equivalents
Sales volumes:
MMBOE	16.0	5.0	32.2	5.0
Thousand BOE (MBOE) per day	176	169	178	169
Cash operating margin per BOE:[c]
Realized revenues	$77.53	$74.37	$77.37	$74.37
Cash production costs	19.57	16.58	19.03	16.58
Cash operating margin	$57.96	$57.79	$58.34	$57.79

a.	Reflects the results of FM O&G beginning June 1, 2013.

b.
Reflects per pound weighted-average production and delivery costs and unit net cash costs (net of by-product credits) for all copper mines, excluding net noncash and other costs. Site production and delivery and unit net cash costs exclude $0.06 per pound of copper for the second quarter and first six months of 2014 for fixed costs charged directly to cost of sales as a result of the impact of export restrictions on PT-FI's operating rates. For reconciliations of the per pound unit costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements, refer to "Product Revenues and Production Costs."

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

Revenues
Consolidated revenues totaled $5.5 billion in second-quarter 2014 and $10.5 billion for the first six months of 2014, compared with $4.3 billion in second-quarter 2013 and $8.9 billion for the first six months of 2013. Revenues included the sale of copper concentrates, copper cathodes, copper rod, gold, molybdenum, silver, cobalt hydroxide and beginning June 1, 2013, the sale of oil, natural gas and natural gas liquids (NGLs) by our oil and gas operations.

Following is a summary of changes in our consolidated revenues between periods (in millions):

	Three Months Ended June 30,	Six Months Ended June 30,

Consolidated revenues - 2013 periods	$4,288	$8,871
Mining operations:
Higher (lower) sales volumes from mining operations:
Copper	54	(219)
Gold	(17)	(59)
Molybdenum	20	47
(Lower) higher price realizations from mining operations:
Copper	(10)	(221)
Gold	(4)	(47)
Molybdenum	27	(15)
Favorable (unfavorable) impact of net adjustments for prior period provisionally priced copper sales for mining operations	152	(92)
Higher (lower) Atlantic Copper revenues	42	(4)
Lower revenues from purchased copper	(68)	(135)
Other, including intercompany eliminations	138	220
Oil and gas operations:
Oil and gas revenues, including realized cash losses on derivative contracts	871	2,117
Net noncash mark-to-market adjustments on crude oil and natural gas derivative contracts	29	44
Consolidated revenues - 2014 periods	$5,522	$10,507

Mining Sales Volumes
Consolidated copper sales volumes were 968 million pounds in second-quarter 2014 and 1.8 billion pounds for the first six months of 2014, compared with 951 million pounds in second-quarter 2013 and 1.9 billion pounds for the first six months of 2013. Consolidated gold sales volumes decreased to 159 thousand ounces in second-quarter 2014 and 346 thousand ounces for the first six months of 2014, compared with 173 thousand ounces in second-quarter 2013 and 387 thousand ounces for the first six months of 2013. Copper and gold sales volumes for the second quarter and first six months of 2014 reflect restrictions on concentrate exports from Indonesia, which resulted in a deferral of approximately 150 million pounds of copper and 240 thousand ounces of gold in second-quarter 2014 and 275 million pounds of copper and 380 thousand ounces of gold for the first six months of 2014. Partly offsetting these impacts were higher copper sales volumes from North America. Consolidated molybdenum sales volumes increased to 25 million pounds in second-quarter 2014 and 52 million pounds for the first six months of 2014, compared with 23 million pounds in second-quarter 2013 and 48 million pounds for the first six months of 2013. Refer to “Operations” for further discussion of sales volumes at our mining operations.

Metal Price Realizations
Our consolidated revenues can vary significantly as a result of fluctuations in the market prices of copper, gold and molybdenum. Following is a summary of our average price realizations from mining operations for the second quarters and first six months of 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Copper (per pound)	$3.16	$3.17	$3.17	$3.29
Gold (per ounce)	$1,296	$1,322	$1,299	$1,434
Molybdenum (per pound)	$13.43	$12.35	$12.27	$12.56

We had lower copper and gold realizations in second-quarter 2014 and for the first six months of 2014, compared with second-quarter 2013 and the first six months of 2013. Realized molybdenum prices improved in second-quarter 2014, compared with second-quarter 2013. Refer to "Markets" for further discussion.

Provisionally Priced Copper Sales
During the first six months of 2014, 41 percent of our mined copper was sold in concentrate, 32 percent as cathode and 27 percent as rod from our North America operations. Impacts of net adjustments for prior period provisionally priced sales primarily relate to copper sales. Substantially all of our copper concentrate and cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) based primarily on quoted LME monthly average spot copper prices. We receive market prices based on prices in the specified future period, which results in price fluctuations recorded through revenues until the date of settlement. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on our provisionally priced concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until final pricing on the date of settlement. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs.

Following is a summary of the favorable (unfavorable) impacts of net adjustments to the prior periods' provisionally priced copper sales for the second quarters and first six months of 2014 and 2013 (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	$35	$(117)	$(118)	$(26)
Net income attributable to common stockholders	$16	$(55)	$(65)	$(12)
Net income per share attributable to common stockholders	$0.01	$(0.06)	$(0.06)	$(0.01)

At June 30, 2014, we had provisionally priced copper sales at our copper mining operations, primarily South America and Indonesia, totaling 329 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average of $3.18 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the June 30, 2014, provisional price recorded would have an approximate $11 million impact on 2014 net income attributable to common stockholders. The LME spot copper price closed at $3.24 per pound on July 31, 2014.

Purchased Copper
From time to time, we purchase copper cathode for processing by our Rod & Refining segment when production from our North America copper mines does not meet customer demand.

Oil & Gas Revenues
FM O&G's realized revenues totaled $1.2 billion ($77.53 per BOE) in second-quarter 2014, $2.5 billion ($77.37 per BOE) for the first six months of 2014 and $372 million ($74.37 per BOE) for June 2013.

Consolidated sales of 16.0 MMBOE during second-quarter 2014 included 11.7 million barrels (MMBbls) of crude oil, 20.3 billion cubic feet (Bcf) of natural gas and 1.0 MMBbls of NGLs. Consolidated sales of 32.2 MMBOE for the first six months of 2014 included 23.5 MMBbls of crude oil, 39.8 Bcf of natural gas and 2.1 MMBbls of NGLs. Consolidated sales of 5.0 MMBOE during June 2013 included 3.4 MMBbls of crude oil, 7.7 Bcf of natural gas and 0.3 MMBbls of NGLs.

Refer to “Operations” for further discussion of realized revenues and sales volumes at our oil and gas operations.

In connection with the acquisition of Plains Exploration & Production Company (PXP) in June 2013, we have derivative contracts for 2014 and 2015 that consist of crude oil options and natural gas swaps at June 30, 2014. These crude oil and natural gas derivative contracts are not designated as hedging instruments; accordingly, they are recorded at fair value with the mark-to-market gains and losses recorded in revenues each period. Excluded from the realized revenues above are the following net noncash mark-to-market (losses) gains on crude oil and natural gas derivative contracts for the second quarter and first six months of 2014 and for June 2013 (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013[a]	2014	2013[a]
Revenues	$(7)	$(36)	$8	$(36)
Net income attributable to common stockholders	$(4)	$(23)	$5	$(23)
Net income per share attributable to common stockholders	$—	$(0.02)	$—	$(0.02)

a.	Reflects the results of FM O&G beginning June 1, 2013.

Refer to Note 7 for further discussion of oil and gas derivative contracts.

Production and Delivery Costs
Consolidated production and delivery costs increased to $3.1 billion in second-quarter 2014 and $5.8 billion for the first six months of 2014, compared with $2.9 billion in second-quarter 2013 and $5.6 billion for the first six months of 2013. The increase in costs are primarily associated with production and delivery costs from our oil and gas operations beginning June 1, 2013, which totaled $329 million for second-quarter 2014, $640 million for the first six months of 2014 and $89 million for June 2013. Production and delivery costs for our mining operations for the second quarter and first six months of 2014 also reflected lower volumes from PT-FI related to restrictions on concentrate exports from Indonesia, while second-quarter 2013 production and delivery costs were impacted by a temporary suspension of operations at PT-FI.

Consolidated unit site production and delivery costs (before net noncash and other costs) for our copper mines of $1.99 per pound of copper in second-quarter 2014 and $1.94 per pound for the first six months of 2014, were lower than consolidated unit site production and delivery costs of $2.11 per pound in second-quarter 2013 and $2.02 per pound for the first six months of 2013 primarily reflecting higher North America sales volumes. Consolidated unit site production and delivery costs exclude fixed costs charged directly to cost of sales as a result of the impact of export restrictions on PT-FI's operating rates totaling $0.06 per pound of copper in the second quarter and first six months of 2014. Assuming achievement of current volume and cost estimates, consolidated unit site production and delivery costs are expected to average $1.95 per pound of copper for the year 2014. Refer to “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements.

Our mining operations require significant energy, principally diesel, electricity, coal and natural gas, most of which is obtained from third parties under long-term contracts. Energy costs are expected to approximate 20 percent of our consolidated copper production costs for the year 2014, including purchases of approximately 270 million gallons of diesel fuel; 8,000 gigawatt hours of electricity at our North America, South America and Africa copper mining operations (we generate all of our power at our Indonesia mining operation); 655 thousand metric tons of coal for our coal power plant in Indonesia; and 1 MMBtu of natural gas at certain of our North America mines.

Cash production costs for our oil and gas operations of $19.57 per BOE in second-quarter 2014 and $19.03 for the first six months of 2014, were higher than $16.58 per BOE in June 2013, primarily reflecting higher operating costs in California.

Depreciation, Depletion and Amortization
Depreciation will vary under the unit-of-production (UOP) method as a result of changes in sales volumes and the related UOP rates at our mining and oil and gas operations. Consolidated depreciation, depletion and amortization expense totaled $1.0 billion in second-quarter 2014 and $2.0 billion for the first six months of 2014, compared with $530 million in second-quarter 2013 and $859 million for the first six months of 2013. Higher depreciation, depletion and amortization expense in the 2014 periods was primarily associated with depreciation, depletion and amortization costs from our oil and gas operations, which totaled $616 million for second-quarter 2014, $1.2 billion first six months of 2014 and $169 million for June 2013.

Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses totaled $164 million in second-quarter 2014 and $299 million for the first six months of 2014, compared with $186 million in second-quarter 2013 and $299 million for the first six months of 2013. Excluding amounts for our oil and gas operations, which totaled $59 million in second-quarter 2014, $116 million for the first six months of 2014 and $14 million for June 2013, selling, general and administrative expenses were lower in the 2014 periods primarily because of transaction costs incurred during 2013 associated with the oil and gas acquisitions.

Mining Exploration and Research Expenses
Consolidated exploration and research expenses for our mining operations totaled $34 million in second-quarter 2014 and $64 million for the first six months of 2014, compared with $64 million in second-quarter 2013 and $116 million for the first six months of 2013. We are actively conducting exploration activities near our existing mines with a focus on opportunities to expand reserves and resources to support development of additional future production capacity in the large mineral districts where we currently operate. Exploration results indicate opportunities for what we believe could be significant future potential reserve additions in North and South America, and in the Tenke minerals district. The drilling data in North America continues to indicate the potential for significantly expanded sulfide production.

For the year 2014, exploration and research expenditures for our mining operations are expected to approximate $135 million, including $100 million for exploration.

Under the full cost method of accounting, exploration costs for our oil and gas operations are capitalized to oil and gas properties.

Environmental Obligations and Shutdown Costs
Environmental obligation costs reflect net revisions to our long-term environmental obligations, which will vary from period to period because of changes to environmental laws and regulations, the settlement of environmental matters and/or circumstances affecting our operations that could result in significant changes in our estimates. Shutdown costs include care and maintenance costs and any litigation, remediation or related expenditures associated with closed facilities or operations. Net charges for environmental obligations and shutdown costs totaled $76 million in second-quarter 2014 and $82 million for the first six months of 2014, compared with $16 million in second-quarter 2013 and $31 million for the first six months of 2013. Refer to Note 9 and "Contingencies" for further discussion of environmental obligations and litigation matters associated with closed facilities or operations.

Interest Expense, Net
Consolidated interest expense (excluding capitalized interest) increased to $225 million in second-quarter 2014 and $449 million for the first six months of 2014, compared with $167 million in second-quarter 2013 and $242 million for the first six months of 2013, reflecting additional interest expense associated with acquisition-related debt and assumed debt of PXP. Refer to Note 6 for further discussion.

Capitalized interest is related to the level of expenditures for our development projects and average interest rates on our borrowings, and totaled $61 million in second-quarter 2014 and $124 million for the first six months of 2014, compared with $35 million in second-quarter 2013 and $53 million for the first six months of 2013. Refer to “Capital Resources and Liquidity - Investing Activities” for further discussion of current development projects.

Net Gains (Losses) on Early Extinguishment of Debt
Net gains (losses) on early extinguishment of debt totaled $5 million in the second quarter and first six months of 2014 primarily related to the redemption of senior notes and $(45) million for the first six months of 2013 related to the termination of the bridge loan facilities for the oil and gas acquisitions.

Gain on Investment in McMoRan Exploration Co. (MMR)
Gain on investment in MMR totaled $128 million in the second quarter and first six months of 2013 primarily related to the carrying value of our 2010 preferred stock investment in and the subsequent acquisition of MMR.

Provision for Income Taxes
Following is a summary of the approximate amounts used in the calculation of our consolidated provision for income taxes for the 2014 and 2013 periods (in millions, except percentages):

	Six Months Ended					Six Months Ended
	June 30, 2014					June 30, 2013
	Income (Loss)[a]	Effective Tax Rate		Income Tax (Provision) Benefit		Income (Loss)[a]	Effective Tax Rate	Income Tax (Provision) Benefit
U.S.	$936	31%		$(291)	[b]	$578	28%	$(160)
South America	747	36%		(267)		784	35%	(278)
Indonesia	(39)	38%		15		213	54%	(116)	[c]
Africa	187	30%		(57)		210	31%	(66)
Eliminations and other	138	N/A		(37)		113	N/A	(18)
Annualized rate adjustment[d]	—	N/A		(48)		—	N/A	(13)
	1,969	35%		(685)		1,898	34%	(651)
Adjustments	—	N/A		—		—	N/A	183	[e]
Consolidated FCX	$1,969	35%	[f]	$(685)		$1,898	25%	$(468)

a.	Represents income (loss) by geographic location before income taxes and equity in affiliated companies’ net earnings.

b.	Includes a $58 million charge for deferred taxes recorded in connection with the allocation of goodwill to the sale of Eagle Ford.

c.	Includes an $18 million charge to reflect increases in tax reserves related to prior periods.

d.	In accordance with applicable accounting rules, we adjust our interim provision for income taxes equal to our estimated annualized tax rate.

e.	Reflects net reductions in our deferred tax liabilities and deferred tax asset valuation allowances resulting from the oil and gas acquisitions.

f.
Our consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which we conduct operations. Accordingly, variations in the relative proportions of jurisdictional income result in fluctuations to our consolidated effective income tax rate. Assuming average prices of $3.25 per pound for copper, $1,300 per ounce for gold, $12 per pound for molybdenum and Brent crude oil of $110 per barrel for the second half of 2014 and achievement of current sales volume and cost estimates, we estimate that our consolidated effective tax rate will approximate 34 percent for the year 2014.

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

Operating and Development Activities. We have increased production from our North America copper mines by approximately 25 percent over the past five years and continue to evaluate a number of opportunities to invest in additional production capacity following positive exploration results. Future investments will be undertaken based on the results of economic and technical feasibility studies and market conditions.

Morenci Mill Expansion. At Morenci, start-up activities from the expanded mill project began in second-quarter 2014. Commissioning activities commenced in May 2014, with a ramp up to full rates expected to be achieved by year-end 2014. The project targets average incremental annual production of approximately 225 million pounds of copper (an approximate 40 percent increase from 2013) through an increase in milling rates from 50,000 metric tons of ore per day to approximately 115,000 metric tons of ore per day. At full rates, Morenci's copper production is expected to approach 1 billion pounds in 2015, compared with 564 million pounds in 2013. At June 30, 2014, $1.5 billion had been incurred for this project ($0.4 billion during the first six months of 2014).
Construction of the new mill is substantially complete. Remaining items include completion of the molybdenum circuit, which would add capacity of approximately 9 million pounds of molybdenum per year, and the construction of an expanded tailings storage facility, which is expected to be completed in 2015.

Operating Data. Following is summary operating data for the North America copper mines for the second quarters and first six months of 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Operating Data, Net of Joint Venture Interest
Copper (recoverable)
Production (millions of pounds)	395	349	780	692
Sales, excluding purchases (millions of pounds)	423	372	794	725
Average realized price per pound	$3.16	$3.25	$3.21	$3.41

Molybdenum (millions of recoverable pounds)
Production[a]	9	9	17	17

100% Operating Data
SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	1,044,500	1,053,000	1,014,000	1,026,700
Average copper ore grade (percent)	0.25	0.22	0.25	0.22
Copper production (millions of recoverable pounds)	234	226	463	435

Mill operations
Ore milled (metric tons per day)	260,100	240,900	257,700	245,700
Average ore grade (percent):
Copper	0.44	0.38	0.43	0.39
Molybdenum	0.03	0.03	0.03	0.03
Copper recovery rate (percent)	82.8	82.4	84.4	83.4
Copper production (millions of recoverable pounds)	188	148	370	306

a.	Refer to "Consolidated Results" for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at the North America copper mines.

Copper sales volumes from our North America copper mines increased to 423 million pounds in second-quarter 2014 and 794 million pounds for the first six months of 2014, compared with 372 million pounds in second-quarter 2013 and 725 million pounds for the first six months of 2013, reflecting higher milling rates and ore grades at several operating sites.

North America's copper production is expected to continue to increase during the second half of 2014 with the ramp up of the Morenci mill expansion project. Copper sales from our North America copper mines are expected to approximate 1.7 billion pounds for the year 2014, compared with 1.4 billion pounds in 2013. Refer to "Outlook" for projected molybdenum sales volumes.

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

Gross Profit per Pound of Copper and Molybdenum

The following tables summarize unit net cash costs and gross profit per pound at our North America copper mines for the second quarters and first six months of 2014 and 2013. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended			Three Months Ended
	June 30, 2014			June 30, 2013
	By- Product Method	Co-Product Method		By- Product Method	Co-Product Method
		Copper	Molyb- denum[a]		Copper	Molyb- denum[a]
Revenues, excluding adjustments	$3.16	$3.16	$12.26	$3.25	$3.25	$11.17

Site production and delivery, before net noncash and other costs shown below	1.87	1.83	2.63	2.09	2.01	4.63
By-product credits	(0.28)	—	—	(0.25)	—	—
Treatment charges	0.11	0.11	—	0.08	0.08	—
Unit net cash costs	1.70	1.94	2.63	1.92	2.09	4.63
Depreciation, depletion and amortization	0.30	0.29	0.19	0.28	0.27	0.30
Noncash and other costs, net	0.07	0.06	0.03	0.08	0.08	0.04
Total unit costs	2.07	2.29	2.85	2.28	2.44	4.97
Revenue adjustments, primarily for pricing on prior period open sales	0.02	0.02	—	(0.04)	(0.04)	—
Gross profit per pound	$1.11	$0.89	$9.41	$0.93	$0.77	$6.20

Copper sales (millions of recoverable pounds)	421	421		370	370
Molybdenum sales (millions of recoverable pounds)[a]			9			9

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

	Six Months Ended				Six Months Ended
	June 30, 2014				June 30, 2013
	By- Product Method	Co-Product Method			By- Product Method	Co-Product Method
		Copper	Molyb- denum			Copper	Molyb- denum
Revenues, excluding adjustments	$3.21	$3.21	$11.19	[a]	$3.41	$3.41	$11.45	[a]

Site production and delivery, before net noncash and other costs shown below	1.87	1.84	2.56		2.04	1.98	3.98
By-product credits	(0.25)	—	—		(0.26)	—	—
Treatment charges	0.12	0.12	—		0.11	0.10	—
Unit net cash costs	1.74	1.96	2.56		1.89	2.08	3.98
Depreciation, depletion and amortization	0.29	0.28	0.14		0.28	0.27	0.26
Noncash and other costs, net	0.08	0.08	0.03		0.08	0.08	0.04
Total unit costs	2.11	2.32	2.73		2.25	2.43	4.28
Revenue adjustments, primarily for pricing on prior period open sales	(0.01)	(0.01)	—		(0.01)	(0.01)	—
Gross profit per pound	$1.09	$0.88	$8.46		$1.15	$0.97	$7.17

Copper sales (millions of recoverable pounds)	790	790			722	722
Molybdenum sales (millions of recoverable pounds)[a]			17				17

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

Our North America copper mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) of $1.70 per pound of copper in second-quarter 2014 and $1.74 per pound for the first six months of 2014, were lower than unit net cash costs of $1.92 per pound in second-quarter 2013 and $1.89 per pound for the first six months of 2013, primarily reflecting higher copper sales volumes.

Because certain assets are depreciated on a straight-line basis, North America's average unit depreciation rate may vary with asset additions and the level of copper production and sales.

Assuming achievement of current sales volume and cost estimates, and an average price of $12 per pound of molybdenum for the second half of 2014, average unit net cash costs (net of by-product credits) for our North America copper mines are expected to approximate $1.74 per pound of copper for the year 2014, compared with $1.87 per pound in 2013. North America's unit net cash costs for the remainder of 2014 would change by approximately $0.015 per pound for each $2 per pound change in the average price of molybdenum.

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

Development Activities.
Cerro Verde Expansion. Construction activities associated with a large-scale expansion at Cerro Verde are in progress. Detailed project engineering and procurement are substantially complete and construction is advancing on schedule. The project will expand the concentrator facilities from 120,000 metric tons of ore per day to 360,000 metric tons of ore per day and provide incremental annual production of approximately 600 million pounds of copper and 15 million pounds of molybdenum beginning in 2016. At June 30, 2014, $2.3 billion had been incurred for this project (approximately $0.8 billion during the first six months of 2014), with approximately $2.3 billion remaining to be incurred. Considering the long-term nature and large size of the project, actual costs could vary from these estimates.

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

Operating Data. Following is summary operating data for our South America mining operations for the second quarters and first six months of 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Copper (recoverable)
Production (millions of pounds)	300	299	614	597
Sales (millions of pounds)	310	315	617	600
Average realized price per pound	$3.17	$3.13	$3.16	$3.22

Gold (recoverable)
Production (thousands of ounces)	21	19	42	40
Sales (thousands of ounces)	20	21	43	42
Average realized price per ounce	$1,302	$1,317	$1,302	$1,449

Molybdenum (millions of recoverable pounds)
Production[a]	2	2	5	4

SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	281,700	279,100	284,200	271,000
Average copper ore grade (percent)	0.52	0.50	0.51	0.50
Copper production (millions of recoverable pounds)	125	110	248	219

Mill operations
Ore milled (metric tons per day)	182,200	194,600	185,500	191,600
Average ore grade:
Copper (percent)	0.56	0.56	0.58	0.57
Gold (grams per metric ton)	0.11	0.09	0.11	0.10
Molybdenum (percent)	0.02	0.02	0.02	0.02
Copper recovery rate (percent)	88.7	89.8	89.4	90.3
Copper production (millions of recoverable pounds)	175	189	366	378

a.	Refer to "Consolidated Results" for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at Cerro Verde.

Consolidated copper sales volumes from South America of 310 million pounds in second-quarter 2014 were slightly lower than second-quarter 2013 sales of 315 million pounds, primarily reflecting timing of shipments. South America's consolidated copper sales volumes increased to 617 million pounds for the first six months of 2014, compared with 600 million pounds for the first six months of 2013, primarily reflecting higher copper production from El Abra.

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

Gross Profit per Pound of Copper

The following tables summarize unit net cash costs and gross profit per pound at the South America mining operations for the second quarters and first six months of 2014 and 2013. Unit net cash costs per pound of copper are reflected under the by-product and co-product methods as the South America mining operations also had small amounts of molybdenum, gold and silver sales. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended		Three Months Ended
	June 30, 2014		June 30, 2013
	By-Product Method	Co-Product Method	By-Product Method	Co-Product Method
Revenues, excluding adjustments	$3.17	$3.17	$3.13	$3.13

Site production and delivery, before net noncash and other costs shown below	1.64	1.52	1.62	1.50
By-product credits	(0.23)	—	(0.24)	—
Treatment charges	0.18	0.18	0.16	0.16
Royalty on metals[a]	0.01	0.01	—	—
Unit net cash costs	1.60	1.71	1.54	1.66
Depreciation, depletion and amortization	0.30	0.29	0.27	0.25
Noncash and other costs (credits), net	0.08	0.09	0.02	(0.01)
Total unit costs	1.98	2.09	1.83	1.90
Revenue adjustments, primarily for pricing on prior period open sales	0.10	0.10	(0.21)	(0.21)
Gross profit per pound	$1.29	$1.18	$1.09	$1.02

Copper sales (millions of recoverable pounds)	310	310	315	315

	Six Months Ended		Six Months Ended
	June 30, 2014		June 30, 2013
	By-Product Method	Co-Product Method	By-Product Method	Co-Product Method
Revenues, excluding adjustments	$3.16	$3.16	$3.22	$3.22

Site production and delivery, before net noncash and other costs shown below	1.57	1.46	1.62	1.50
By-product credits	(0.24)	—	(0.26)	—
Treatment charges	0.18	0.18	0.17	0.16
Royalty on metals[a]	—	—	—	—
Unit net cash costs	1.51	1.64	1.53	1.66
Depreciation, depletion and amortization	0.29	0.28	0.26	0.25
Noncash and other costs, net	0.07	0.07	0.04	0.01
Total unit costs	1.87	1.99	1.83	1.92
Revenue adjustments, primarily for pricing on prior period open sales	(0.11)	(0.11)	(0.05)	(0.05)
Gross profit per pound	$1.18	$1.06	$1.34	$1.25

Copper sales (millions of recoverable pounds)	617	617	600	600

a.	Represents royalties under Cerro Verde's current stability agreement.
Our South America mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Unit net cash costs (net of by-product credits) averaged $1.60 per pound of copper in second-quarter 2014, $1.51 per pound for the first six months of 2014, $1.54 per pound in second-quarter 2013 and $1.53 per pound for the first six months of 2013.

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

Assuming achievement of current sales volume and cost estimates, and average prices of $1,300 per ounce of gold and $12 per pound of molybdenum for the second half of 2014, we estimate that average unit net cash costs (net of by-product credits) for our South America mining operations would approximate $1.59 per pound of copper for the year 2014, compared with $1.43 per pound in 2013.

Indonesia Mining
Indonesia mining includes PT-FI’s Grasberg minerals district. We own 90.64 percent of PT-FI, including 9.36 percent owned through our wholly owned subsidiary, PT Indocopper Investama.

PT-FI operates a proportionately consolidated joint venture, which produces copper concentrates that contain significant quantities of gold and silver. Substantially all of PT-FI’s copper concentrates are sold under long-term contracts, of which approximately one-half is sold to Atlantic Copper and PT Smelting and the remainder to third-party customers.

We have established certain unincorporated joint ventures with Rio Tinto plc (Rio Tinto), under which Rio Tinto has a 40 percent interest in certain assets and future production exceeding specified annual amounts of copper, gold and silver. Refer to Note 3 in our annual report on Form 10-K for the year ended December 31, 2013, for discussion of our joint ventures with Rio Tinto.

Refer to "Risk Factors" contained in Part II, Item 1A of this quarterly report and in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2013, for discussions of risks associated with operations in Indonesia.

Regulatory Matters. On July 25, 2014, PT-FI entered into a MOU with the Indonesian government under which PT-FI and the government have agreed to negotiate an amended COW, to address provisions related to the size of PT-FI’s concession area, royalties and taxes, domestic processing and refining, divestment, local content, and continuation of operations post-2021. Execution of the MOU enabled the resumption of concentrate exports, which began in August 2014.

Under the MOU, provisions to be addressed in the negotiation of an amended COW include provisions for the development of new copper smelting and refining capacity in Indonesia, which will take into consideration an equitable sharing of costs between PT-FI (and any partners in the project) and the Indonesian government through fiscal incentives, provisions for divestment to the Indonesian government and/or Indonesian nationals of up to a 30 percent interest (an additional 20.64 percent interest) in PT-FI at fair value, and continuation of operations from 2022 through 2041. The MOU provides that negotiations for an amended COW will take into consideration PT-FI’s need for assurance of legal and fiscal terms post-2021 for PT-FI to continue with its large-scale investment program for the development of its underground reserves. The negotiations are expected to be completed within six months.

Effective with the signing of the MOU, PT-FI agreed to provide a $115 million assurance bond to support its commitment for smelter development, to increase royalties to 4.0 percent for copper and 3.75 percent for gold from the previous rates of 3.5 percent for copper and 1.0 percent for gold, and to pay export duties set forth in a new regulation. On July 25, 2014, the Indonesian government revised its January 2014 regulations regarding export duties to incorporate reduced rates for copper concentrate exports for companies engaged in smelter development. The revised regulations provide for duties on copper concentrate exports during smelter development initially at 7.5 percent, declining to 5.0 percent when development progress exceeds 7.5 percent and is eliminated when development progress exceeds 30 percent.

Under the MOU, no terms of the COW other than those relating to the export duties, smelter bond and royalties described above will be changed until the completion of the amended COW.

Operating and Development Activities. We have several projects in progress in the Grasberg minerals district related to the development of the large-scale, long-lived, high-grade underground ore bodies. In aggregate, these underground ore bodies are expected to ramp up over several years to produce approximately 240,000 metric tons of ore per day following the transition from the Grasberg open pit, currently anticipated to occur in 2017. Over the next five years, estimated aggregate capital spending on these projects is currently expected to average $0.9 billion per year ($0.7 billion per year net to PT-FI). Considering the long-term nature and large size of these projects, actual costs could vary from these estimates. Additionally, PT-FI may reduce or defer these activities pending resolution of negotiations for an amended COW.

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

Aggregate mine development capital for the Grasberg Block Cave mine and associated Common Infrastructure is expected to approximate $5.2 billion (incurred between 2008 and 2021), with PT-FI’s share totaling approximately $4.6 billion. Aggregate project costs totaling $1.5 billion have been incurred through June 30, 2014 ($216 million during the first six months of 2014).

DMLZ. The DMLZ ore body lies below the DOZ mine at the 2,590-meter elevation and represents the downward continuation of mineralization in the Ertsberg East Skarn system and neighboring Ertsberg porphyry. We plan to mine the ore body using a block-cave method with production beginning in 2015. Targeted production rates once the DMLZ mining operation reaches full capacity are expected to approximate 80,000 metric tons of ore per day. Drilling efforts continue to determine the extent of this ore body. Aggregate mine development capital costs for the DMLZ mine are expected to approximate $2.6 billion (incurred between 2009 to 2020), with PT-FI’s share totaling approximately $1.5 billion. Aggregate project costs totaling $1.0 billion have been incurred through June 30, 2014 ($149 million during the first six months of 2014).

Operating Data. Following is summary operating data for our Indonesia mining operations for the second quarters and first six months of 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Operating Data, Net of Joint Venture Interest
Copper (recoverable)
Production (millions of pounds)	122	139	262	358
Sales (millions of pounds)	117	158	226	356
Average realized price per pound	$3.19	$3.08	$3.15	$3.20

Gold (recoverable)
Production (thousands of ounces)	142	131	350	343
Sales (thousands of ounces)	135	151	297	342
Average realized price per ounce	$1,294	$1,321	$1,299	$1,431

100% Operating Data
Ore milled (metric tons per day):[a]
Grasberg open pit	50,700	81,800	58,200	109,500
DOZ underground mine[b]	50,500	31,100	50,400	44,900
Big Gossan underground mine[c]	1,700	1,400	1,800	2,200
Total	102,900	114,300	110,400	156,600
Average ore grades:
Copper (percent)	0.73	0.73	0.72	0.69
Gold (grams per metric ton)	0.65	0.53	0.72	0.53
Recovery rates (percent):
Copper	89.0	89.0	88.7	88.7
Gold	76.3	75.4	78.1	73.1
Production (recoverable):
Copper (millions of pounds)	125	139	269	358
Gold (thousands of ounces)	142	131	351	343

a.	Amounts represent the approximate average daily throughput processed at PT-FI’s mill facilities from each producing mine.

b.	Production from the DOZ underground mine is expected to ramp up to the design rate of 80,000 metric tons of ore per day in second-quarter 2015.

c.	Production from the Big Gossan underground mine is expected to ramp up to 7,000 metric tons of ore per day in 2017.

Indonesia's sales volumes decreased to 117 million pounds of copper and 135 thousand ounces of gold for second-quarter 2014 and 226 million pounds of copper and 297 thousand ounces of gold for the first six months of 2014, compared with 158 million pounds of copper and 151 thousand ounces of gold for second-quarter 2013 and 356 million pounds of copper and 342 thousand ounces of gold for the first six months of 2013. As a result of the delay in obtaining approvals for 2014 exports, PT-FI implemented changes to its operations to align its concentrate production with PT Smelting’s operating plans. PT-FI’s milling rate averaged 102,900 metric tons of ore per day in second-quarter 2014 and 110,400 metric tons of ore per day for the first six months of 2014, which is approximately half of normal rates, and resulted in the deferral of approximately 150 million pounds of copper and 240 thousand ounces of gold in second-quarter 2014 and 275 million pounds of copper and 380 thousand ounces of gold for the first six months of 2014.

At the Grasberg mine, the sequencing of mining areas with varying ore grades causes fluctuations in quarterly and annual production of copper and gold. Consolidated sales volumes from our Indonesia mining operations are expected to approximate 0.7 billion pounds of copper and 1.25 million ounces of gold for 2014, compared with 0.9 billion pounds of copper and 1.1 million ounces of gold in 2013. Sales from Indonesia mining are expected to increase through 2016 as PT-FI gains access to higher grade ore.

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

Gross Profit per Pound of Copper and per Ounce of Gold

The following tables summarize the unit net cash costs and gross profit per pound of copper and per ounce of gold at our Indonesia mining operations for the second quarters and first six months of 2014 and 2013. Refer to “Production Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended				Three Months Ended
	June 30, 2014				June 30, 2013
	By-Product Method		Co-Product Method		By-Product Method	Co-Product Method
			Copper	Gold		Copper	Gold
Revenues, excluding adjustments	$3.19		$3.19	$1,294	$3.08	$3.08	$1,321

Site production and delivery, before net noncash and other costs shown below	3.86		2.59	1,050	3.55	2.49	1,066
Gold and silver credits	(1.57)		—	—	(1.20)	—	—
Treatment charges	0.26		0.17	70	0.23	0.16	69
Royalty on metals	0.11		0.08	31	0.13	0.09	39
Unit net cash costs	2.66		2.84	1,151	2.71	2.74	1,174
Depreciation and amortization	0.47		0.31	127	0.37	0.26	111
Noncash and other costs, net	0.55	[a]	0.37	151	0.22	0.15	67
Total unit costs	3.68		3.52	1,429	3.30	3.15	1,352
Revenue adjustments, primarily for pricing on prior period open sales	0.09		0.09	5	(0.18)	(0.18)	(110)
PT Smelting intercompany profit	0.03		0.02	9	0.21	0.14	62
Gross loss per pound/ounce	$(0.37)		$(0.22)	$(121)	$(0.19)	$(0.11)	$(79)

Copper sales (millions of recoverable pounds)	117		117		158	158
Gold sales (thousands of recoverable ounces)				135			151

	Six Months Ended				Six Months Ended
	June 30, 2014				June 30, 2013
	By-Product Method		Co-Product Method		By-Product Method	Co-Product Method
			Copper	Gold		Copper	Gold
Revenues, excluding adjustments	$3.15		$3.15	$1,299	$3.20	$3.20	$1,431

Site production and delivery, before net noncash and other costs shown below	3.60		2.31	950	3.03	2.08	934
Gold and silver credits	(1.85)		—	—	(1.44)	—	—
Treatment charges	0.25		0.16	65	0.23	0.16	70
Royalty on metals	0.12		0.07	31	0.13	0.09	41
Unit net cash costs	2.12		2.54	1,046	1.95	2.33	1,045
Depreciation and amortization	0.45		0.29	120	0.32	0.22	98
Noncash and other costs, net	0.61	[a]	0.39	161	0.24	0.17	76
Total unit costs	3.18		3.22	1,327	2.51	2.72	1,219
Revenue adjustments, primarily for pricing on prior period open sales	(0.24)		(0.24)	59	—	—	(4)
PT Smelting intercompany profit	0.26		0.16	68	0.10	0.07	33
Gross (loss) profit per pound/ounce	$(0.01)		$(0.15)	$99	$0.79	$0.55	$241

Copper sales (millions of recoverable pounds)	226		226		356	356
Gold sales (thousands of recoverable ounces)				297			342

a.	Includes $0.48 per pound of fixed costs charged directly to cost of sales as a result of the impact of export restrictions on PT-FI's operating rates.
A significant portion of PT-FI's costs are fixed and unit costs vary depending on production volumes. During the second quarter and first six months of 2014, PT-FI operated at approximately half of normal rates. Indonesia's unit net cash costs (net of gold and silver credits) totaled $2.66 per pound of copper in second-quarter 2014, $2.12 per pound of copper for the first six months of 2014, $2.71 per pound in second-quarter 2013 and $1.95 per pound of copper for the first six months of 2013. Indonesia's unit net cash costs exclude $0.48 per pound of copper in the second quarter and first six months of 2014 for fixed costs charged directly to cost of sales as a result of the impact of export restrictions on PT-FI's operating rates. PT-FI's unit net cash costs in second-quarter 2013 also reflect the impact of a temporary production suspension.

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

PT Smelting intercompany profit represents the change in the elimination of 25 percent of PT-FI's profit on sales to PT Smelting. Refer to "Operations - Smelting & Refining" for further discussion.

Based on current sales volume and cost estimates, including the new royalty rates and export duties, and assuming an average gold price of $1,300 per ounce for the second half of 2014, Indonesia's unit net cash costs (net of gold and silver credits) are expected to approximate $1.17 per pound of copper for the year 2014, compared with $1.12 for the year 2013. Indonesia's projected unit net cash costs would change by approximately $0.07 per pound for each $50 per ounce change in the average price of gold for the second half of 2014. Because of the fixed nature of a large portion of Indonesia's costs, unit costs vary from quarter to quarter depending on copper and gold volumes.

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

Operating and Development Activities. TFM completed its second phase expansion project in early 2013, which included increasing mine, mill and processing capacity. The expanded mill's throughput rates averaged 15,200 metric tons per day for second-quarter 2014, compared with the project's design capacity of 14,000 metric tons of ore per day. We continue to engage in exploration activities and metallurgical testing to evaluate the potential of the highly prospective minerals district at Tenke. These analyses are being incorporated in future plans for potential expansions of production capacity. Future expansions are subject to a number of factors, including economic and market conditions, and the business and investment climate in the DRC.

Operating Data. Following is summary operating data for our Africa mining operations for the second quarters and first six months of 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Copper (recoverable)
Production (millions of pounds)	114	122	223	242
Sales (millions of pounds)	118	106	202	224
Average realized price per pound[a]	$3.08	$3.10	$3.08	$3.22

Cobalt (contained)
Production (millions of pounds)	7	5	14	11
Sales (millions of pounds)	7	5	15	11
Average realized price per pound	$9.58	$8.48	$9.29	$7.99

Ore milled (metric tons per day)	15,200	15,000	14,800	14,800
Average ore grades (percent):
Copper	4.08	4.59	4.07	4.52
Cobalt	0.34	0.31	0.33	0.32
Copper recovery rate (percent)	92.7	89.9	93.7	91.7

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

TFM's copper sales totaled 118 million pounds in second-quarter 2014, 106 million pounds in second-quarter 2013, 202 million pounds for the first six months of 2014 and 224 million pounds for the first six months of 2013. TFM's copper sales reflected lower grade ore in the 2014 periods. Higher sales volumes for second-quarter 2014, compared with second-quarter 2013, were because of timing of shipments.

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

Gross Profit per Pound of Copper and Cobalt

The following tables summarize the unit net cash costs and gross profit per pound of copper and cobalt at our Africa mining operations for the second quarters and first six months of 2014 and 2013. Refer to “Production Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended			Three Months Ended
	June 30, 2014			June 30, 2013
	By-Product Method	Co-Product Method		By-Product Method	Co-Product Method
		Copper	Cobalt		Copper	Cobalt
Revenues, excluding adjustments[a]	$3.08	$3.08	$9.58	$3.10	$3.10	$8.48

Site production and delivery, before net noncash and other costs shown below	1.46	1.35	5.22	1.47	1.37	4.92
Cobalt credits[b]	(0.34)	—	—	(0.30)	—	—
Royalty on metals	0.06	0.06	0.15	0.06	0.05	0.15
Unit net cash costs	1.18	1.41	5.37	1.23	1.42	5.07
Depreciation, depletion and amortization	0.54	0.46	1.30	0.53	0.49	0.80
Noncash and other costs, net	0.03	0.03	0.08	0.11	0.10	0.17
Total unit costs	1.75	1.90	6.75	1.87	2.01	6.04
Revenue adjustments, primarily for pricing on prior period open sales	—	—	(0.19)	(0.07)	(0.07)	0.27
Gross profit per pound	$1.33	$1.18	$2.64	$1.16	$1.02	$2.71

Copper sales (millions of recoverable pounds)	118	118		106	106
Cobalt sales (millions of contained pounds)			7			5

	Six Months Ended			Six Months Ended
	June 30, 2014			June 30, 2013
	By-Product Method	Co-Product Method		By-Product Method	Co-Product Method
		Copper	Cobalt		Copper	Cobalt
Revenues, excluding adjustments[a]	$3.08	$3.08	$9.29	$3.22	$3.22	$7.99

Site production and delivery, before net noncash and other costs shown below	1.47	1.30	5.19	1.43	1.35	4.54
Cobalt credits[b]	(0.48)	—	—	(0.26)	—	—
Royalty on metals	0.07	0.06	0.16	0.06	0.06	0.14
Unit net cash costs	1.06	1.36	5.35	1.23	1.41	4.68
Depreciation, depletion and amortization	0.57	0.49	1.03	0.51	0.47	0.75
Noncash and other costs, net	0.05	0.04	0.09	0.08	0.07	0.11
Total unit costs	1.68	1.89	6.47	1.82	1.95	5.54
Revenue adjustments, primarily for pricing on prior period open sales	(0.01)	(0.01)	0.13	0.01	0.01	0.21
Gross profit per pound	$1.39	$1.18	$2.95	$1.41	$1.28	$2.66

Copper sales (millions of recoverable pounds)	202	202		224	224
Cobalt sales (millions of contained pounds)			15			11

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

Unit net cash costs (net of cobalt credits) for our Africa operations of $1.18 per pound of copper in second-quarter 2014 and $1.06 per pound for the first six months of 2014 were lower than unit net cash costs of $1.23 per pound in both the second quarter and first six months of 2013, primarily reflecting higher cobalt credits.

Because certain assets are depreciated on a straight-line basis, Africa's unit depreciation rate may vary with asset additions and the level of copper production and sales.

Assuming achievement of current sales volume and cost estimates, and an average cobalt market price of $13 per pound for the second half of 2014, average unit net cash costs (net of cobalt credits) are expected to approximate $1.21 per pound of copper for the year 2014, compared with $1.21 per pound in 2013. Africa's projected unit net cash costs would change by $0.045 per pound for each $2 per pound change in the average price of cobalt during the second half of 2014.

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

Operating Data. Following is summary operating data for the Molybdenum mines for the second quarters and first six months of 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Molybdenum mines operating data
Molybdenum production (millions of recoverable pounds)	14	13	27	25
Ore milled (metric tons per day)	44,800	39,000	42,200	37,400
Average molybdenum ore grade (percent)	0.18	0.19	0.18	0.19

Molybdenum prices have improved during the first six months of 2014, resulting from improved demand in the metallurgical sector. We continue to monitor market conditions and may make adjustments to our primary molybdenum production as market conditions warrant. Refer to "Consolidated Results" for our consolidated molybdenum operating data, which includes sales of molybdenum produced at our molybdenum mines and at our North and South America copper mines, and refer to "Outlook" for projected consolidated molybdenum sales volumes.

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

Gross Profit per Pound of Molybdenum

The following table summarizes the average unit net cash costs and gross profit per pound of molybdenum at the Henderson and Climax molybdenum mines for the second quarters and first six months of 2014 and 2013. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues, excluding adjustments[a]	$12.90	$12.13	$11.88	$12.33

Site production and delivery, before net noncash and other costs shown below	5.64	5.84	5.75	6.10
Treatment charges and other	0.83	0.95	0.83	0.95
Unit net cash costs	6.47	6.79	6.58	7.05
Depreciation, depletion and amortization	1.69	1.65	1.72	1.64
Noncash and other costs, net	0.10	0.18	0.10	0.16
Total unit costs	8.26	8.62	8.40	8.85
Gross profit	$4.64	$3.51	$3.48	$3.48

Molybdenum production (millions of recoverable pounds)[a]	14	13	27	25

a.
Revenues reflect sales of the Molybdenum mines' production to our molybdenum sales company at market-based pricing. On a consolidated basis, realizations are based on actual contract terms of sales made to third parties. As a result, our consolidated average realized price per pound of molybdenum (refer to "Consolidated Results") will differ from the amounts reported in this table.

Average unit net cash costs for our Molybdenum mines decreased to $6.47 per pound of molybdenum in second-quarter 2014 and $6.58 per pound for the first six months of 2014, compared with $6.79 per pound in second-quarter 2013 and $7.05 per pound for the first six months of 2013, primarily reflecting higher production volumes. Assuming achievement of current sales volume and cost estimates, unit net cash costs for our Molybdenum mines are expected to average approximately $7.00 per pound of molybdenum for the year 2014.

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

Atlantic Copper, our wholly owned subsidiary located in Spain, smelts and refines copper concentrates and markets refined copper and precious metals in slimes. During the first six months of 2014, Atlantic Copper purchased 31 percent of its concentrate requirements from our North America mining operations, 22 percent from our South America copper mines and 4 percent from our Indonesia mining operations (prior to implementation of the export restrictions), with the remainder purchased from third parties. Through this form of downstream integration, we are assured placement of a significant portion of our concentrate production.

We defer recognizing profits on sales from our mining operations to Atlantic Copper and on 25 percent of Indonesia mining's sales to PT Smelting until final sales to third parties occur. Changes in these deferrals attributable to variability in intercompany volumes resulted in net additions to net income attributable to common stockholders totaling $41 million in second-quarter 2014 and $56 million for the first six months of 2014, compared with $2 million in second-quarter 2013 and $27 million for the first six months of 2013. Our net deferred profits on inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income attributable to common stockholders totaled $36 million at June 30, 2014. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices will result in variability in our net deferred profits and quarterly earnings. As PT-FI's sales volumes increase, in third-quarter 2014 we expect to defer approximately $50 million of profit on intercompany sales until final sales to third parties occur.

Oil and Gas
In second-quarter 2013, we acquired oil and gas operations by completing the acquisitions of PXP and MMR, collectively FM O&G. Our oil and gas operations provide exposure to energy markets with positive fundamentals, strong margins and cash flows and a large resource base with financially attractive exploration and development investment opportunities. The portfolio of assets includes significant oil production facilities and growth potential in the Deepwater GOM, established oil production onshore and offshore California, large onshore natural gas resources in the Haynesville shale play in Louisiana, natural gas production from the Madden area in central Wyoming, and an industry-leading position in the emerging Inboard Lower Tertiary/Cretaceous natural gas trend located in the shallow waters of the GOM and onshore in South Louisiana. More than 90 percent of our oil and gas revenues are from oil and NGLs.

Our oil and gas operations follow the full cost method of accounting whereby all costs associated with oil and gas property acquisition, exploration and development activities are capitalized into cost centers on a country-by-country basis. Capitalized costs, along with estimated future costs to develop proved reserves, are amortized to expense under the unit-of-production method using estimates of the related proved oil and natural gas reserves. The costs of unproved oil and gas properties are excluded from amortization until the properties are evaluated, at which time the related costs are transferred to the full cost pool and become subject to amortization. Our depletion, depreciation and amortization rate is affected by changes to estimates of proved reserves and costs subject to amortization, as further discussed in "Critical Accounting Estimates" in Part II, Item 7 and 7a of our annual report on Form 10-K for the year ended December 31, 2013.

Under full cost accounting rules, a "ceiling test" is conducted each quarter to review the carrying value of our oil and gas properties for impairment. As of June 30, 2014, the ceiling with respect to our U.S. oil and gas properties exceeded the related net capitalized costs by approximately 1 percent. As further discussed in "Critical Accounting Estimates" in Part II, Item 7 and 7a of our annual report on Form 10-K for the year ended December 31, 2013, events that could result in impairment of our oil and gas properties in future periods include, but are not limited to, a decline in trailing average oil and gas prices, transfers of costs into the full cost pool without equivalent increased reserve values, increased costs or negative reserve revisions. In the near term, FM O&G expects to conduct significant completion activities to assess certain of its unevaluated properties. As these assessments are completed, related costs currently recorded as unevaluated properties not subject to amortization will be transferred into the full cost pool. If these activities do not result in additions to discounted future net cash flows from proved oil and natural gas reserves at least equal to the related costs transferred (net of related tax effects), a ceiling test impairment may occur. A ceiling test impairment may also trigger an impairment assessment of our goodwill balance, which totaled $1.7 billion at June 30, 2014, and is assigned to our U.S. oil & gas reporting unit.
Sale and Purchase Transactions. On June 20, 2014, we completed the sale of the Eagle Ford shale assets for cash consideration of $3.1 billion, before closing adjustments from the effective date of April 1, 2014. Under full cost accounting rules, the proceeds from this transaction were accounted for as a reduction to capitalized costs, with no gain or loss recognition, except for $58 million of deferred tax expense recorded in connection with the allocation of goodwill to the sale of Eagle Ford. FM O&G's Eagle Ford interests included approximately 45,500 net acres with estimated net proved reserves of 59 MMBOE and estimated net proved and probable reserves of 69 MMBOE at year-end 2013. FM O&G's second-quarter 2014 results included 4.0 MMBOE of sales volumes from Eagle Ford through June 19, 2014.

Approximately $1.3 billion of proceeds from the sale of the Eagle Ford shale assets was placed in a like-kind exchange escrow to reinvest into additional oil and gas interests. On June 30, 2014, $0.9 billion from this like-kind exchange escrow was used to complete the acquisition of interests in the Deepwater GOM, including interests in the Lucius and Heidelberg oil production development projects and several exploration leases. The remaining $0.4 billion of funds in the like-kind exchange escrow may be used to acquire additional interests in the Deepwater GOM on a tax-efficient basis.

Exploration and Development Activities. Our oil and gas business has significant proved, probable and possible reserves and a broad range of development opportunities and high-potential exploration prospects. The business is being managed to reinvest its cash flows in projects with attractive rates of return and risk profiles.

FM O&G has a large, strategic position in the Deepwater GOM with significant current oil production, strong cash margins and existing infrastructure and facilities with excess capacity. These assets, combined with FM O&G’s large leasehold interests in an established geologic basin, provide financially attractive investment opportunities for high-impact growth in oil production and cash margins. Following the sale of the Eagle Ford shale assets on June

20, 2014, FM O&G’s capital allocation strategy is principally focused on exploitation drilling and development opportunities that can be tied back to existing facilities in the Deepwater GOM. Additional oil and gas asset sales are being considered to provide additional funding to accelerate FM O&G’s growth plans in the Deepwater GOM.

Capital expenditures for our oil and gas operations approximated $0.9 billion for second-quarter 2014, including $0.5 billion incurred for the Deepwater GOM and $0.2 billion for the Inboard Lower Tertiary/Cretaceous natural gas trend, and $1.5 billion for the first six months of 2014, including $0.8 billion incurred for the Deepwater GOM and $0.3 billion for the Inboard Lower Tertiary/Cretaceous natural gas trend. Capital expenditures for our oil and gas operations, which are expected to be funded by its operating cash flows and proceeds from oil and gas asset sales, are projected to approximate $3.4 billion for the year 2014, including $1.8 billion for the Deepwater GOM and $0.7 billion for the Inboard Lower Tertiary/Cretaceous natural gas trend. Our future capital spending estimates may be adjusted to incorporate results from our ongoing drilling activities and follow-on development activities.

See "Financial and Operating Data" below for further discussion of our current oil and gas operations.

Financial and Operating Data. Following is summary operating results for the oil and gas operations for the second quarters and first six months of 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014[a]	2013[b]	2014[a]	2013[b]
Sales Volumes
Oil (MMBbls)	11.7	3.4	23.5	3.4
Natural gas (Bcf)	20.3	7.7	39.8	7.7
NGLs (MMBbls)	1.0	0.3	2.1	0.3
MMBOE	16.0	5.0	32.2	5.0

Average Realizations[c]
Oil (per barrel)	$95.50	$97.42	$94.63	$97.42
Natural gas (per MMBtu)	$4.44	$3.86	$4.55	$3.86
NGLs (per barrel)	$38.79	$35.18	$42.35	$35.18

Gross Profit per BOE
Realized revenues[c]	$77.53	$74.37	$77.37	$74.37
Less: cash production costs[c]	19.57	16.58	19.03	16.58
Cash operating margin[c]	57.96	57.79	58.34	57.79
Less: depreciation, depletion and amortization	38.39	33.82	38.30	33.82
Less: accretion and other costs	0.94	1.11	0.87	1.11
Plus: net noncash mark-to-market (losses) gains on derivative contracts	(0.44)	(7.27)	0.23	(7.27)
Plus: other net adjustments	0.04	(0.02)	0.04	(0.02)
Gross profit	$18.23	$15.57	$19.44	$15.57

a.	The 2014 periods include results from Eagle Ford through June 19, 2014.

b.	The 2013 periods include the results of FM O&G beginning June 1, 2013.

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

Realized revenues for our oil and gas operations totaled $1.2 billion ($77.53 per BOE) in second-quarter 2014, $2.5 billion ($77.37 per BOE) for the first six months of 2014 and $372 million ($74.37 per BOE) in June 2013. Cash production costs totaled $314 million ($19.57 per BOE) in second-quarter 2014, $612 million ($19.03 per BOE) for the first six months of 2014 and $83 million ($16.58 per BOE) in June 2013. Based on current sales volume and cost estimates for the second half of 2014, cash production costs are expected to approximate $22 per BOE for the second half of 2014, which is higher than the estimate previously reported in our quarterly report on Form 10-Q for the quarter ended March 31, 2014, primarily reflecting lower estimated volumes because of the sale of the Eagle Ford shale assets.

Our average realized price for crude oil was $95.50 per barrel, net of $4.96 per barrel associated with payments on derivative contracts in second-quarter 2014 and $94.63 per barrel, net of $4.91 per barrel associated with payments on derivative contracts for the first six months of 2014. Excluding the impact of derivative contracts, the second-quarter 2014 average realized price for crude oil was $100.46 per barrel (92 percent of the average Brent crude oil price of $109.73 per barrel) and $99.54 per barrel (91 percent of the average Brent crude oil price of $108.79 per barrel) for the first six months of 2014.

Our average realized price for natural gas was $4.44 per MMBtu in second-quarter 2014 and $4.55 per MMBtu for the first six months of 2014. Excluding the impact of derivative contracts, the second-quarter 2014 average realized price for natural gas was $4.70 per MMBtu, compared to the NYMEX natural gas price average of $4.67 per MMBtu for the April through June 2014 contracts and $4.87 per MMBtu for the first six months of 2014, compared to the NYMEX natural gas price average of $4.79 per MMBtu for the January through June 2014 contracts.

The following table presents average sales volumes per day by region for our oil and gas operations for the second quarters and first six months of 2014 and 2013:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014		2013[a]	2014		2013[a]
Sales Volumes (MBOE per day):
GOM[b]	75		64	73		64
Eagle Ford	44	[c]	43	48	[c]	43
California	39		37	39		37
Haynesville/Madden/Other	18		25	18		25
Total oil and gas operations	176		169	178		169

a.	Reflects the results of our oil and gas operations beginning June 1, 2013.

b.
Includes sales from properties on the GOM Shelf and in the Deepwater GOM. Production from the GOM Shelf totaled 12 MBOE per day in the second quarter and first six months of 2014 (15 percent of the GOM total in second-quarter 2014 and 16 percent for the first six months of 2014), and 15 MBOE per day (22 percent of the GOM total) in June 2013.

c.	Includes results of the Eagle Ford field through June 19, 2014.

Daily sales volumes averaged 176 MBOE in second-quarter 2014, including 128 MBbls of crude oil, 223 million cubic feet (MMcf) of natural gas and 11 MBbls of NGLs, and 178 MBOE for the first six months of 2014, including 130 MBbls of crude oil, 220 MMcf of natural gas and 11 MBbls of NGLs. Oil and gas sales volumes are expected to average 142 MBOE per day for the second half of 2014, comprised of 69 percent oil, 27 percent natural gas and 4 percent NGLs.

Deepwater Gulf of Mexico. Multiple development and exploration opportunities have been identified in the Deepwater GOM that are expected to benefit from tie-back opportunities to available production capacity at the FM O&G operated large-scale Holstein, Marlin and Horn Mountain deepwater production platforms. Operations to pursue these opportunities have commenced and activities are expected to accelerate following the delivery of contracted drill ships over the next 12 months.

The U.S. Bureau of Ocean Energy Management (BOEM) has awarded FM O&G all 20 leases from its March 2014 Central Gulf of Mexico Lease Sale 231. The blocks, which range in water depths up to 6,000 feet and cover approximately 106,000 gross acres, are primarily focused on high-impact, drillable targets in the Mississippi Canyon, Atwater Valley and Green Canyon areas, and complement FM O&G’s existing infrastructure and production facilities, as well as add several new exploration plays.

Holstein, in which FM O&G has a 100 percent working interest, is located in Green Canyon and has production facilities capable of producing in excess of 100 MBOE per day. Drilling from the Holstein platform rig commenced in first-quarter 2014. In June 2014, the first sidetrack well commenced production at a rate of approximately 3,600 BOE per day and completion of the second successful sidetrack well is under way. Over the 2014 to 2016 period, FM O&G expects to drill five additional sidetrack wells from the Holstein platform following the current sidetrack well. During this period, FM O&G also plans to drill five subsea tie-back wells from contracted drillships to enhance production volumes from the spar. Near-term tie-back prospects in the Holstein area include Holstein Deep and Copper.

The Holstein Deep development, in which FM O&G has a 100 percent working interest, is located four miles west of the Holstein platform. FM O&G acquired the acreage associated with this development in a 2013 lease sale held by the BOEM. Two successful wells had previously been drilled in recent years, which encountered approximately 500 net feet of oil pay. Delineation drilling on this prospect is expected to commence in third-quarter 2014.

The Copper exploration prospect commenced drilling in July 2014 and is currently drilling below 6,800 feet towards a proposed total depth of 14,500 feet. Copper is located southeast of the Holstein field in 4,400 feet of water and is a subsea tie-back opportunity to the Holstein facility. The prospect is a Holstein analog play with Pliocene objectives, and FM O&G has a 100 percent working interest.

Development of the Lucius field in Keathley Canyon is on track with first oil production anticipated in fourth-quarter 2014. All major construction and installation projects are complete. The geologic results from the six wells drilled since 2009 confirm a significant oil resource. The sanctioned development of Lucius is a subsea development consisting of a truss spar hull located in 7,200 feet of water with a topside daily capacity of 80 MBbls of oil and 450 MMcf of gas. FM O&G has a 25.1 percent working interest in Lucius.

Development of the Heidelberg field in Green Canyon is in progress and production is expected to commence in mid-2016. Heidelberg is a large, high-quality oil development project located in 5,300 feet of water. The hull fabrication for the 80 MBbls of oil per day Lucius-look-alike facility is substantially complete, and the spar is expected to be towed to the GOM later this year. Topside fabrication is 40 percent complete. Development drilling commenced in third-quarter 2014 for the first of six development wells to be drilled through 2016. FM O&G has a 12.5 percent working interest in Heidelberg.

In second-quarter 2014, FM O&G drilled the Tara exploration prospect, located in Keathley Canyon in 8,700 feet of water, to approximately 20,800 feet. In July 2014, the well was evaluated and determined not to contain commercial quantities of hydrocarbons.

Inboard Lower Tertiary/Cretaceous. FM O&G has an industry-leading position in the emerging Inboard Lower Tertiary/Cretaceous natural gas trend, located on the Shelf of the GOM and onshore in South Louisiana. FM O&G has a large onshore and offshore lease acreage position with high-quality prospects and the potential to develop a significant long-term, low-cost source of natural gas. Data from eight wells drilled to date indicate the presence of geologic formations that are analogous to productive formations in the Deepwater GOM and onshore in the Gulf Coast region. The near-term focus is on defining the trend onshore with plans to spud three prospects by year-end 2014. FM O&G is currently completing the Highlander and Blackbeard West No. 2 Inboard Lower Tertiary/Cretaceous exploration prospects and plans to perform production tests on these two wells in 2014.

The Highlander onshore exploratory well, in which FM O&G is the operator and has a 72 percent working interest, located in St. Martin Parish, Louisiana, encountered gas pay in several Wilcox and Cretaceous/Tuscaloosa sands between 24,000 feet and 29,000 feet. As reported in our annual report on Form 10-K for the year ended December 31, 2013, the wireline log and core data obtained from the Wilcox and Cretaceous sand packages indicated favorable reservoir characteristics with approximately 150 feet of net pay. The Highlander discovery well is currently in completion operations to test Cretaceous/Tuscaloosa objectives found below the salt weld. Flow testing is anticipated in the second half of 2014. FM O&G has identified multiple exploratory prospects in the Highlander area where it controls rights to approximately 57,000 gross acres.

Completion operations at Blackbeard West No. 2, in which FM O&G has a 69.4 percent working interest, located on Ship Shoal Block 188 are in progress. Other near-term drilling includes the Farthest Gate West exploratory prospect located onshore in Cameron Parish, Louisiana. Farthest Gate West is a Lineham Creek analog prospect with Paleogene objectives and has a proposed total depth of 25,000 feet.

During second-quarter 2014, a flow test was performed on the deepest sand section (Cretaceous/Tuscaloosa) in Davy Jones No. 2, in which FM O&G has a 75 percent working interest. The test of this section, one of two potentially productive intervals in the well, did not result in hydrocarbon production in commercial quantities, and the well was temporarily abandoned. Testing of the remaining sand sections (Wilcox) was deferred until later in 2014 in order to use the completion equipment to accelerate the completion and testing of the Highlander well. The Davy Jones No. 2 flow test provided valuable data, including confirmation of permeability of the sands, which we believe is encouraging in relation to the Tuscaloosa discovery at Highlander and other Inboard Lower Tertiary/Cretaceous prospects.

California. FM O&G's California assets benefit from an established oil production base with a stable production profile and access to favorably priced crude markets. Development plans are principally focused on maintaining stable production levels through continued drilling in the long-established producing fields onshore in California. FM O&G's position in California is located onshore in the San Joaquin Valley and Los Angeles Basin and offshore in the Point Arguello and Point Pedernales fields.

Haynesville. FM O&G has rights to a substantial natural gas resource, located in the Haynesville shale play in North Louisiana. Drilling activities in recent years have been reduced to maximize cash flows in a low natural gas price environment and to benefit from potentially higher future natural gas prices.

CAPITAL RESOURCES AND LIQUIDITY

Our operating cash flows vary with prices realized from copper, gold, molybdenum and oil, our sales volumes, production costs, income taxes, other working capital changes and other factors. We continue to target significant reductions in debt by the end of 2016 using cash flows generated above capital expenditures and other cash requirements. We have taken steps to accelerate our deleveraging plans through asset sales, and will continue to evaluate our portfolio for potential future monetizations. We may also take additional steps to defer capital spending and other costs in response to market conditions.

Cash
Following is a summary of the U.S. and international components of consolidated cash and cash equivalents, including cash available to the parent company, net of noncontrolling interests' share, taxes and other costs at June 30, 2014 (in millions):

Cash at domestic companies	$700
Cash at international operations	758
Total consolidated cash and cash equivalents	1,458
Less: noncontrolling interests’ share	(333)
Cash, net of noncontrolling interests’ share	1,125
Less: withholding taxes and other	(42)
Net cash available	$1,083

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

Debt
Following is a summary of our total debt and the related weighted-average interest rates at June 30, 2014 (in billions, except percentages):

			Weighted-
			Average
			Interest Rate
Acquisition-related debt	$10.4		3.1%
Assumed debt of PXP	6.4	[a]	6.8%	[a]
Other FCX debt	3.5		3.4%
	$20.3		4.2%

a. On July 23, 2014, we redeemed senior notes with a book value of $1.8 billion and a weighted-average interest rate of 6.6 percent under the equity clawback provisions of the instruments. Available cash and borrowings of approximately $950 million under the revolving credit facility and uncommitted lines of credit were used to fund the redemption. Holders received the principal amount of $1.7 billion together with the redemption premium and accrued and unpaid interest to the redemption date. We will report a gain on early extinguishment of debt of $58 million in third-quarter 2014 associated with these redemptions.

On May 30, 2014, we amended our revolving credit facility, extending the maturity date by one year, to May 31, 2019, and increased the aggregate principal amount available from $3.0 billion to $4.0 billion. At June 30, 2014, we had no borrowings outstanding and $46 million of letters of credit issued under our revolving credit facility.

We have uncommitted unsecured short-term lines of credit with certain financial institutions, which have terms and pricing that are more favorable than our revolving credit facility. As of June 30, 2014, there were no borrowings drawn on these lines of credit.

In March 2014, Cerro Verde entered into a five-year, $1.8 billion senior unsecured credit facility. Amounts may be drawn over a two-year period to fund a portion of the expansion project (see "Operations - South America Mining") and for Cerro Verde's general corporate purposes. At June 30, 2014, there were no borrowings and no letters of credit issued under Cerro Verde’s credit facility.

Refer to Note 6 for further discussion of our debt.

Operating Activities
During the first six months of 2014, we generated consolidated operating cash flows totaling $2.6 billion (net of $777 million for working capital uses and changes in other tax payments), compared with consolidated operating cash flows for the first six months of 2013 of $1.9 billion (net of $195 million for working capital uses and changes in other tax payments). Consolidated operating cash flows for the first six months of 2014 benefited from a full six months of our oil and gas operations, partly offset by the impact of lower metals price realizations, lower copper sales volumes and an increase in working capital uses and changes in other tax payments, primarily associated with accounts receivable. As discussed in "Consolidated Results - Revenues," substantially all of our copper concentrate and cathode sales contracts are provisionally priced; accordingly, the quarter-end forward price is a major determinant of recorded revenues and the resulting receivables. At June 30, 2014, we had provisionally priced copper sales of 329 million pounds recorded at an average of $3.18 per pound, compared with 306 million pounds of copper recorded at an average of $3.06 per pound at June 30, 2013.

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

Investing Activities
Capital Expenditures. Capital expenditures, including capitalized interest, totaled $3.6 billion for the first six months of 2014, including $1.4 billion for major projects at mining operations and $1.5 billion for oil and gas operations, compared with $2.0 billion for the first six months of 2013, including $1.0 billion for major projects and $0.2 billion for oil and gas operations beginning June 1, 2013. Increased capital expenditures for our mining operations for the first six months of 2014 is primarily associated with the expansion project at Cerro Verde. Refer to “Operations” for further discussion.

Capital expenditures are currently expected to approximate $7.6 billion for the year 2014, including $3.2 billion for major projects at mining operations and $3.4 billion for oil and gas operations. Major projects at our mining operations for 2014 primarily include the Cerro Verde and Morenci expansion projects, and underground development activities at Grasberg. Capital spending plans remain under review and will be revised as market conditions warrant. Refer to "Operations" for further discussion.

Acquisitions and Dispositions. In June 2014, we acquired additional interests in the Deepwater GOM, for $0.9 billion, and also completed the sale of our Eagle Ford shale assets for $3.1 billion (before closing adjustments). The Deepwater GOM acquisition was funded with a portion of the net proceeds from the sale of Eagle Ford. The estimated combined after-tax net proceeds from these transactions approximated $1.8 billion, before purchase price adjustments. Refer to Note 2 for further discussion of our acquisition and disposal transactions.

In second-quarter 2013, we paid $3.5 billion in cash (net of cash acquired) for the acquisition of PXP and $1.6 billion in cash (net of cash acquired) for the acquisition of MMR. Refer to Note 2 for further discussion of our acquisition and disposal transactions.

In March 2013, we paid $321 million (net of cash acquired) to fund the acquisition of a cobalt chemical refinery in Kokkola, Finland, and the related sales and marketing business. The acquisition was funded 70 percent by us and 30 percent by Lundin Mining Corporation, our joint venture partner.

Financing Activities
Debt Transactions. On April 30, 2014, we redeemed $210 million of the aggregate principal amount of the outstanding 6.625% Senior Notes. Holders received the principal amount together with the redemption premium and accrued and unpaid interest to the redemption date. Refer to Note 6 for further discussion of debt transactions for the first six months of 2014.

Proceeds from debt for the first six months of 2013 primarily included amounts from the sale of $6.5 billion of unsecured senior notes in four tranches with a weighted-average interest rate of 3.9 percent and borrowings of $4.0 billion under an unsecured term loan with an interest rate of LIBOR plus 1.5 percent. Net proceeds from these borrowings were used to fund the second-quarter 2013 oil and gas acquisitions, repay certain debt of PXP and for general corporate purposes. Repayments of debt for the first six months of 2013 primarily reflected the repayment of the $3.9 billion outstanding under PXP's amended credit facility and $0.4 billion of PXP senior notes that were assumed in the oil and gas acquisitions.

Dividends. We paid dividends on our common stock totaling $653 million for first six months of 2014 and $595 million for first six months of 2013. The current annual dividend rate for our common stock is $1.25 per share ($0.3125 per share quarterly). The declaration of dividends is at the discretion of our Board of Directors (Board) and will depend upon our financial results, cash requirements, future prospects and other factors deemed relevant by the Board. The Board will continue to review our financial policy on an ongoing basis.

Cash dividends and other distributions paid to noncontrolling interests totaled $250 million for first six months of 2014 and $90 million for first six months of 2013. These payments will vary based on the cash requirements of our consolidated subsidiaries.

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

Litigation and Other Contingencies
There have been no material changes to our contingencies associated with legal proceedings and other matters since December 31, 2013. Refer to Note 12 and "Legal Proceedings" contained in Part I, Item 3 of our annual report on Form 10-K for the year ended December 31, 2013, as updated in Note 9 to the financial statements included in our quarterly report on Form 10-Q for the quarter ended March 31, 2014, for further information regarding legal proceedings and other matters.

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

U.S. Oil & Gas Product Revenues and Cash Production Costs per Unit
Realized revenues and cash production costs per unit are measures intended to provide investors with information about the cash operating margin of our oil and gas operations. We use this measure for the same purpose and for monitoring operating performance by our oil and gas operations. This information differs from measures of performance determined in accordance with U.S. GAAP and should not be considered in isolation or as a substitute for measures of performance determined in accordance with U.S. GAAP. Our measures may not be comparable to similarly titled measures reported by other companies.

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

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended June 30, 2014
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,332	$1,332	$110	$32	$1,474
Site production and delivery, before net noncash and other costs shown below	786	770	24	18	812
By-product credits	(116)	—	—	—	—
Treatment charges	46	45	—	1	46
Net cash costs	716	815	24	19	858
Depreciation, depletion and amortization	125	122	1	2	125
Noncash and other costs, net	29	29	—	—	29
Total costs	870	966	25	21	1,012
Revenue adjustments, primarily for pricing on prior period open sales	9	9	—	—	9
Gross profit	$471	$375	$85	$11	$471

Copper sales (millions of recoverable pounds)	421	421
Molybdenum sales (millions of recoverable pounds)[a]			9

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$3.16	$3.16	$12.26
Site production and delivery, before net noncash and other costs shown below	1.87	1.83	2.63
By-product credits	(0.28)	—	—
Treatment charges	0.11	0.11	—
Unit net cash costs	1.70	1.94	2.63
Depreciation, depletion and amortization	0.30	0.29	0.19
Noncash and other costs, net	0.07	0.06	0.03
Total unit costs	2.07	2.29	2.85
Revenue adjustments, primarily for pricing
on prior period open sales	0.02	0.02	—
Gross profit per pound	$1.11	$0.89	$9.41

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,474	$812	$125
Treatment charges	—	46	—
Noncash and other costs, net	—	29	—
Revenue adjustments, primarily for pricing on prior period open sales	9	—	—
Eliminations and other	(14)	(17)	3
North America copper mines	1,469	870	128
Other mining & eliminations[c]	2,817	1,884	266
Total mining	4,286	2,754	394
U.S. oil & gas operations	1,236	329	616
Corporate, other & eliminations	—	(1)	3
As reported in FCX’s consolidated financial statements	$5,522	$3,082	$1,013

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs (continued)

Three Months Ended June 30, 2013
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,205	$1,205	$98	$26	$1,329
Site production and delivery, before net noncash and other costs shown below	774	745	41	18	804
By-product credits	(94)	—	—	—	—
Treatment charges	31	30	—	1	31
Net cash costs	711	775	41	19	835
Depreciation, depletion and amortization	105	101	3	1	105
Noncash and other costs, net	29	29	—	—	29
Total costs	845	905	44	20	969
Revenue adjustments, primarily for pricing on prior period open sales	(14)	(14)	—	—	(14)
Gross profit	$346	$286	$54	$6	$346

Copper sales (millions of recoverable pounds)	370	370
Molybdenum sales (millions of recoverable pounds)[a]			9

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$3.25	$3.25	$11.17
Site production and delivery, before net noncash and other costs shown below	2.09	2.01	4.63
By-product credits	(0.25)	—	—
Treatment charges	0.08	0.08	—
Unit net cash costs	1.92	2.09	4.63
Depreciation, depletion and amortization	0.28	0.27	0.30
Noncash and other costs, net	0.08	0.08	0.04
Total unit costs	2.28	2.44	4.97
Revenue adjustments, primarily for pricing
on prior period open sales	(0.04)	(0.04)	—
Gross profit per pound	$0.93	$0.77	$6.20

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,329	$804	$105
Treatment charges	—	31	—
Noncash and other costs, net	—	29	—
Revenue adjustments, primarily for pricing on prior period open sales	(14)	—	—
Eliminations and other	(6)	(11)	3
North America copper mines	1,309	853	108
Other mining & eliminations[c]	2,642	1,906	250
Total mining	3,951	2,759	358
U.S. oil & gas operations	336	89	169
Corporate, other & eliminations	1	5	3
As reported in FCX’s consolidated financial statements	$4,288	$2,853	$530

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs (continued)

Six Months Ended June 30, 2014
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$2,535	$2,535	$191	$62	$2,788
Site production and delivery, before net noncash and other costs shown below	1,481	1,457	44	35	1,536
By-product credits	(198)	—	—	—	—
Treatment charges	93	91	—	2	93
Net cash costs	1,376	1,548	44	37	1,629
Depreciation, depletion and amortization	229	224	2	3	229
Noncash and other costs, net	59	58	1	—	59
Total costs	1,664	1,830	47	40	1,917
Revenue adjustments, primarily for pricing on prior period open sales	(7)	(7)	—	—	(7)
Gross profit	$864	$698	$144	$22	$864

Copper sales (millions of recoverable pounds)	790	790
Molybdenum sales (millions of recoverable pounds)[a]			17

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$3.21	$3.21	$11.19

Site production and delivery, before net noncash
and other costs shown below	1.87	1.84	2.56
By-product credits	(0.25)	—	—
Treatment charges	0.12	0.12	—
Unit net cash costs	1.74	1.96	2.56
Depreciation, depletion and amortization	0.29	0.28	0.14
Noncash and other costs, net	0.08	0.08	0.03
Total unit costs	2.11	2.32	2.73
Revenue adjustments, primarily for pricing
on prior period open sales	(0.01)	(0.01)	—
Gross profit per pound	$1.09	$0.88	$8.46

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$2,788	$1,536	$229
Treatment charges	—	93	—
Noncash and other costs, net	—	59	—
Revenue adjustments, primarily for pricing on prior period open sales	(7)	—	—
Eliminations and other	(26)	(32)	6
North America copper mines	2,755	1,656	235
Other mining & eliminations[c]	5,255	3,524	505
Total mining	8,010	5,180	740
U.S. oil & gas operations	2,497	640	1,232
Corporate, other & eliminations	—	(1)	7
As reported in FCX’s consolidated financial statements	$10,507	$5,819	$1,979

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs (continued)

Six Months Ended June 30, 2013
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$2,463	$2,463	$191	$53	$2,707
Site production and delivery, before net noncash and other costs shown below	1,477	1,430	66	38	1,534
By-product credits	(187)	—	—	—	—
Treatment charges	76	74	—	2	76
Net cash costs	1,366	1,504	66	40	1,610
Depreciation, depletion and amortization	204	197	4	3	204
Noncash and other costs, net	60	59	1	—	60
Total costs	1,630	1,760	71	43	1,874
Revenue adjustments, primarily for pricing on prior period open sales	(4)	(4)	—	—	(4)
Gross profit	$829	$699	$120	$10	$829

Copper sales (millions of recoverable pounds)	722	722
Molybdenum sales (millions of recoverable pounds)[a]			17

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$3.41	$3.41	$11.45

Site production and delivery, before net noncash
and other costs shown below	2.04	1.98	3.98
By-product credits	(0.26)	—	—
Treatment charges	0.11	0.10	—
Unit net cash costs	1.89	2.08	3.98
Depreciation, depletion and amortization	0.28	0.27	0.26
Noncash and other costs, net	0.08	0.08	0.04
Total unit costs	2.25	2.43	4.28
Revenue adjustments, primarily for pricing
on prior period open sales	(0.01)	(0.01)	—
Gross profit per pound	$1.15	$0.97	$7.17

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$2,707	$1,534	$204
Treatment charges	—	76	—
Noncash and other costs, net	—	60	—
Revenue adjustments, primarily for pricing on prior period open sales	(4)	—	—
Eliminations and other	(9)	(18)	6
North America copper mines	2,694	1,652	210
Other mining & eliminations[c]	5,838	3,823	475
Total mining	8,532	5,475	685
U.S. oil & gas operations	336	89	169
Corporate, other & eliminations	3	8	5
As reported in FCX’s consolidated financial statements	$8,871	$5,572	$859

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended June 30, 2014
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other		Total
Revenues, excluding adjustments	$984	$984	$75	[a]	$1,059
Site production and delivery, before net noncash and other costs shown below	511	474	41		515
By-product credits	(71)	—	—		—
Treatment charges	55	55	—		55
Royalty on metals[b]	3	3	—		3
Net cash costs	498	532	41		573
Depreciation, depletion and amortization	95	89	6		95
Noncash and other costs, net	23	27	(4)		23
Total costs	616	648	43		691
Revenue adjustments, primarily for pricing on prior period open sales	32	32	—		32
Gross profit	$400	$368	$32		$400

Copper sales (millions of recoverable pounds)	310	310

Gross profit per pound of copper:

Revenues, excluding adjustments	$3.17	$3.17
Site production and delivery, before net noncash and other costs shown below	1.64	1.52
By-product credits	(0.23)	—
Treatment charges	0.18	0.18
Royalty on metals[b]	0.01	0.01
Unit net cash costs	1.60	1.71
Depreciation, depletion and amortization	0.30	0.29
Noncash and other costs, net	0.08	0.09
Total unit costs	1.98	2.09
Revenue adjustments, primarily for pricing
on prior period open sales	0.10	0.10
Gross profit per pound	$1.29	$1.18

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,059	$515	$95
Treatment charges	(55)	—	—
Royalty on metals	(3)	—	—
Noncash and other costs, net	—	23	—
Revenue adjustments, primarily for pricing on prior period open sales	32	—	—
Eliminations and other	(2)	(8)	—
South America mining	1,031	530	95
Other mining & eliminations[c]	3,255	2,224	299
Total mining	4,286	2,754	394
U.S. oil & gas operations	1,236	329	616
Corporate, other & eliminations	—	(1)	3
As reported in FCX’s consolidated financial statements	$5,522	$3,082	$1,013

a.
Includes gold sales of 20 thousand ounces ($1,302 per ounce average realized price) and silver sales of 748 thousand ounces ($18.83 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.	Represents royalties under Cerro Verde's current stability agreement.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs (continued)

Three Months Ended June 30, 2013
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other		Total
Revenues, excluding adjustments	$986	$986	$80	[a]	$1,066
Site production and delivery, before net noncash and other costs shown below	511	472	45		517
By-product credits	(74)	—	—		—
Treatment charges	49	49	—		49
Net cash costs	486	521	45		566
Depreciation, depletion and amortization	86	80	6		86
Noncash and other costs, net	7	(1)	8		7
Total costs	579	600	59		659
Revenue adjustments, primarily for pricing on prior period open sales	(65)	(65)	—		(65)
Gross profit	$342	$321	$21		$342

Copper sales (millions of recoverable pounds)	315	315

Gross profit per pound of copper:

Revenues, excluding adjustments	$3.13	$3.13
Site production and delivery, before net noncash and other costs shown below	1.62	1.50
By-product credits	(0.24)	—
Treatment charges	0.16	0.16
Unit net cash costs	1.54	1.66
Depreciation, depletion and amortization	0.27	0.25
Noncash and other costs, net	0.02	(0.01)
Total unit costs	1.83	1.90
Revenue adjustments, primarily for pricing
on prior period open sales	(0.21)	(0.21)
Gross profit per pound	$1.09	$1.02

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,066	$517	$86
Treatment charges	(49)	—	—
Noncash and other costs, net	—	7	—
Revenue adjustments, primarily for pricing on prior period open sales	(65)	—	—
Eliminations and other	(1)	(8)	—
South America mining	951	516	86
Other mining & eliminations[b]	3,000	2,243	272
Total mining	3,951	2,759	358
U.S. oil & gas operations	336	89	169
Corporate, other & eliminations	1	5	3
As reported in FCX’s consolidated financial statements	$4,288	$2,853	$530

a.
Includes gold sales of 21 thousand ounces ($1,317 per ounce average realized price) and silver sales of 809 thousand ounces ($20.40 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs (continued)

Six Months Ended June 30, 2014
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other		Total
Revenues, excluding adjustments	$1,951	$1,951	$159	[a]	$2,110
Site production and delivery, before net noncash and other costs shown below	972	900	81		981
By-product credits	(150)	—	—		—
Treatment charges	108	108	—		108
Royalty on metals[b]	3	3	—		3
Net cash costs	933	1,011	81		1,092
Depreciation, depletion and amortization	182	170	12		182
Noncash and other costs, net	40	45	(5)		40
Total costs	1,155	1,226	88		1,314
Revenue adjustments, primarily for pricing on prior period open sales	(67)	(67)	—		(67)
Gross profit	$729	$658	$71		$729

Copper sales (millions of recoverable pounds)	617	617

Gross profit per pound of copper:

Revenues, excluding adjustments	$3.16	$3.16

Site production and delivery, before net noncash
and other costs shown below	1.57	1.46
By-product credits	(0.24)	—
Treatment charges	0.18	0.18
Royalty on metals[b]	—	—
Unit net cash costs	1.51	1.64
Depreciation, depletion and amortization	0.29	0.28
Noncash and other costs, net	0.07	0.07
Total unit costs	1.87	1.99
Revenue adjustments, primarily for pricing
on prior period open sales	(0.11)	(0.11)
Gross profit per pound	$1.18	$1.06

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$2,110	$981	$182
Treatment charges	(108)	—	—
Royalty on metals	(3)	—	—
Noncash and other costs, net	—	40	—
Revenue adjustments, primarily for pricing on prior period open sales	(67)	—	—
Eliminations and other	(3)	(15)	—
South America mining	1,929	1,006	182
Other mining & eliminations[c]	6,081	4,174	558
Total mining	8,010	5,180	740
U.S. oil & gas operations	2,497	640	1,232
Corporate, other & eliminations	—	(1)	7
As reported in FCX’s consolidated financial statements	$10,507	$5,819	$1,979

a.
Includes gold sales of 43 thousand ounces ($1,302 per ounce average realized price) and silver sales of 1.5 million ounces ($19.34 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.	Represents royalties under Cerro Verde's current stability agreement.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs (continued)

Six Months Ended June 30, 2013
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other		Total
Revenues, excluding adjustments	$1,929	$1,929	$166	[a]	$2,095
Site production and delivery, before net noncash and other costs shown below	973	897	86		983
By-product credits	(156)	—	—		—
Treatment charges	99	99	—		99
Net cash costs	916	996	86		1,082
Depreciation, depletion and amortization	156	147	9		156
Noncash and other costs, net	22	6	16		22
Total costs	1,094	1,149	111		1,260
Revenue adjustments, primarily for pricing on prior period open sales	(29)	(29)	—		(29)
Gross profit	$806	$751	$55		$806

Copper sales (millions of recoverable pounds)	600	600

Gross profit per pound of copper:

Revenues, excluding adjustments	$3.22	$3.22

Site production and delivery, before net noncash
and other costs shown below	1.62	1.50
By-product credits	(0.26)	—
Treatment charges	0.17	0.16
Unit net cash costs	1.53	1.66
Depreciation, depletion and amortization	0.26	0.25
Noncash and other costs, net	0.04	0.01
Total unit costs	1.83	1.92
Revenue adjustments, primarily for pricing
on prior period open sales	(0.05)	(0.05)
Gross profit per pound	$1.34	$1.25

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$2,095	$983	$156
Treatment charges	(99)	—	—
Noncash and other costs, net	—	22	—
Revenue adjustments, primarily for pricing on prior period open sales	(29)	—	—
Eliminations and other	(2)	(14)	1
South America mining	1,965	991	157
Other mining & eliminations[b]	6,567	4,484	528
Total mining	8,532	5,475	685
U.S. oil & gas operations	336	89	169
Corporate, other & eliminations	3	8	5
As reported in FCX’s consolidated financial statements	$8,871	$5,572	$859

a.
Includes gold sales of 42 thousand ounces ($1,449 per ounce average realized price) and silver sales of 1.8 million ounces ($25.93 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended June 30, 2014
(In millions)	By-Product		Co-Product Method
	Method		Copper	Gold	Silver		Total
Revenues, excluding adjustments	$372		$372	$176	$7	[a]	$555
Site production and delivery, before net noncash and other costs shown below	451		303	142	6		451
Gold and silver credits	(184)		—	—	—		—
Treatment charges	30		20	10	—		30
Royalty on metals	14		9	5	—		14
Net cash costs	311		332	157	6		495
Depreciation and amortization	54		36	17	1		54
Noncash and other costs, net	64	[b]	43	20	1		64
Total costs	429		411	194	8		613
Revenue adjustments, primarily for pricing on prior period open sales	11		11	1	—		12
PT Smelting intercompany profit	4		3	1	—		4
Gross loss	$(42)		$(25)	$(16)	$(1)		$(42)

Copper sales (millions of recoverable pounds)	117		117
Gold sales (thousands of recoverable ounces)				135

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$3.19		$3.19	$1,294
Site production and delivery, before net noncash and other costs shown below	3.86		2.59	1,050
Gold and silver credits	(1.57)		—	—
Treatment charges	0.26		0.17	70
Royalty on metals	0.11		0.08	31
Unit net cash costs	2.66		2.84	1,151
Depreciation and amortization	0.47		0.31	127
Noncash and other costs, net	0.55	[b]	0.37	151
Total unit costs	3.68		3.52	1,429
Revenue adjustments, primarily for pricing on
prior period open sales	0.09		0.09	5
PT Smelting intercompany profit	0.03		0.02	9
Gross loss per pound/ounce	$(0.37)		$(0.22)	$(121)

Reconciliation to Amounts Reported
(In millions)	Revenues		Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$555		$451	$54
Treatment charges	(30)		—	—
Royalty on metals	(14)		—	—
Noncash and other costs, net	—		64	—
Revenue adjustments, primarily for pricing on prior period open sales	12		—	—
PT Smelting intercompany profit	—		(4)	—
Indonesia mining	523		511	54
Other mining & eliminations[c]	3,763		2,243	340
Total mining	4,286		2,754	394
U.S. oil & gas operations	1,236		329	616
Corporate, other & eliminations	—		(1)	3
As reported in FCX’s consolidated financial statements	$5,522		$3,082	$1,013

a.	Includes silver sales of 367 thousand ounces ($19.67 per ounce average realized price).

b.	Includes $56 million ($0.48 per pound) of fixed costs charged directly to cost of sales as a result of the impact of export restrictions on PT-FI's operating rates.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs (continued)

Three Months Ended June 30, 2013
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver		Total
Revenues, excluding adjustments	$487	$487	$199	$9	[a]	$695
Site production and delivery, before net noncash and other costs shown below	561	393	161	7		561
Gold and silver credits	(190)	—	—	—		—
Treatment charges	36	25	10	1		36
Royalty on metals	21	15	6	—		21
Net cash costs	428	433	177	8		618
Depreciation and amortization	58	41	16	1		58
Noncash and other costs, net	35	25	10	—		35
Total costs	521	499	203	9		711
Revenue adjustments, primarily for pricing on prior period open sales	(29)	(29)	(17)	(1)		(47)
PT Smelting intercompany profit	33	23	10	—		33
Gross loss	$(30)	$(18)	$(11)	$(1)		$(30)

Copper sales (millions of recoverable pounds)	158	158
Gold sales (thousands of recoverable ounces)			151

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$3.08	$3.08	$1,321
Site production and delivery, before net noncash and other costs shown below	3.55	2.49	1,066
Gold and silver credits	(1.20)	—	—
Treatment charges	0.23	0.16	69
Royalty on metals	0.13	0.09	39
Unit net cash costs	2.71	2.74	1,174
Depreciation and amortization	0.37	0.26	111
Noncash and other costs, net	0.22	0.15	67
Total unit costs	3.30	3.15	1,352
Revenue adjustments, primarily for pricing on
prior period open sales	(0.18)	(0.18)	(110)
PT Smelting intercompany profit	0.21	0.14	62
Gross loss per pound/ounce	$(0.19)	$(0.11)	$(79)

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$695	$561	$58
Treatment charges	(36)	—	—
Royalty on metals	(21)	—	—
Noncash and other costs, net	—	35	—
Revenue adjustments, primarily for pricing on prior period open sales	(47)	—	—
PT Smelting intercompany profit	—	(33)	—
Indonesia mining	591	563	58
Other mining & eliminations[b]	3,360	2,196	300
Total mining	3,951	2,759	358
U.S. oil & gas operations	336	89	169
Corporate, other & eliminations	1	5	3
As reported in FCX’s consolidated financial statements	$4,288	$2,853	$530

a.	Includes silver sales of 452 thousand ounces ($20.04 per ounce average realized price).

b.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs (continued)

Six Months Ended June 30, 2014
(In millions)	By-Product		Co-Product Method
	Method		Copper	Gold	Silver		Total
Revenues, excluding adjustments	$713		$713	$386	$14	[a]	$1,113
Site production and delivery, before net noncash and other costs shown below	814		521	283	10		814
Gold and silver credits	(419)		—	—	—		—
Treatment charges	56		36	19	1		56
Royalty on metals	27		17	9	1		27
Net cash costs	478		574	311	12		897
Depreciation and amortization	102		65	36	1		102
Noncash and other costs, net	138	[b]	88	48	2		138
Total costs	718		727	395	15		1,137
Revenue adjustments, primarily for pricing on prior period open sales	(56)		(56)	18	1		(37)
PT Smelting intercompany profit	58		37	20	1		58
Gross (loss) profit	$(3)		$(33)	$29	$1		$(3)

Copper sales (millions of recoverable pounds)	226		226
Gold sales (thousands of recoverable ounces)				297

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$3.15		$3.15	$1,299

Site production and delivery, before net noncash
and other costs shown below	3.60		2.31	950
Gold and silver credits	(1.85)		—	—
Treatment charges	0.25		0.16	65
Royalty on metals	0.12		0.07	31
Unit net cash costs	2.12		2.54	1,046
Depreciation and amortization	0.45		0.29	120
Noncash and other costs, net	0.61	[b]	0.39	161
Total unit costs	3.18		3.22	1,327
Revenue adjustments, primarily for pricing on
prior period open sales	(0.24)		(0.24)	59
PT Smelting intercompany profit	0.26		0.16	68
Gross (loss) profit per pound/ounce	$(0.01)		$(0.15)	$99

Reconciliation to Amounts Reported
(In millions)	Revenues		Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,113		$814	$102
Treatment charges	(56)		—	—
Royalty on metals	(27)		—	—
Noncash and other costs, net	—		138	—
Revenue adjustments, primarily for pricing on prior period open sales	(37)		—	—
PT Smelting intercompany profit	—		(58)	—
Indonesia mining	993		894	102
Other mining & eliminations[c]	7,017		4,286	638
Total mining	8,010		5,180	740
U.S. oil & gas operations	2,497		640	1,232
Corporate, other & eliminations	—		(1)	7
As reported in FCX’s consolidated financial statements	$10,507		$5,819	$1,979

a.	Includes silver sales of 700 thousand ounces ($19.84 per ounce average realized price).

b.	Includes $109 million ($0.48 per pound) of fixed costs charged directly to cost of sales as a result of the impact of export restrictions on PT-FI's operating rates.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs (continued)

Six Months Ended June 30, 2013
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver		Total
Revenues, excluding adjustments	$1,137	$1,137	$490	$24	[a]	$1,651
Site production and delivery, before net noncash and other costs shown below	1,077	742	319	16		1,077
Gold and silver credits	(512)	—	—	—		—
Treatment charges	81	56	24	1		81
Royalty on metals	47	33	14	—		47
Net cash costs	693	831	357	17		1,205
Depreciation and amortization	113	78	33	2		113
Noncash and other costs, net	87	60	26	1		87
Total costs	893	969	416	20		1,405
Revenue adjustments, primarily for pricing on prior period open sales	1	1	(2)	—		(1)
PT Smelting intercompany profit	38	26	11	1		38
Gross profit	$283	$195	$83	$5		$283

Copper sales (millions of recoverable pounds)	356	356
Gold sales (thousands of recoverable ounces)			342

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$3.20	$3.20	$1,431

Site production and delivery, before net noncash
and other costs shown below	3.03	2.08	934
Gold and silver credits	(1.44)	—	—
Treatment charges	0.23	0.16	70
Royalty on metals	0.13	0.09	41
Unit net cash costs	1.95	2.33	1,045
Depreciation and amortization	0.32	0.22	98
Noncash and other costs, net	0.24	0.17	76
Total unit costs	2.51	2.72	1,219
Revenue adjustments, primarily for pricing on
prior period open sales	—	—	(4)
PT Smelting intercompany profit	0.10	0.07	33
Gross profit per pound/ounce	$0.79	$0.55	$241

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,651	$1,077	$113
Treatment charges	(81)	—	—
Royalty on metals	(47)	—	—
Noncash and other costs, net	—	87	—
Revenue adjustments, primarily for pricing on prior period open sales	(1)	—	—
PT Smelting intercompany profit	—	(38)	—
Indonesia mining	1,522	1,126	113
Other mining & eliminations[b]	7,010	4,349	572
Total mining	8,532	5,475	685
U.S. oil & gas operations	336	89	169
Corporate, other & eliminations	3	8	5
As reported in FCX’s consolidated financial statements	$8,871	$5,572	$859

a.	Includes silver sales of 1.0 million ounces ($23.19 per ounce average realized price).

b.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

Africa Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended June 30, 2014
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt	Total
Revenues, excluding adjustments[a]	$362	$362	$65	$427
Site production and delivery, before net noncash and other costs shown below	171	159	35	194
Cobalt credits[b]	(41)	—	—	—
Royalty on metals	8	7	1	8
Net cash costs	138	166	36	202
Depreciation, depletion and amortization	63	54	9	63
Noncash and other costs, net	4	3	1	4
Total costs	205	223	46	269
Revenue adjustments, primarily for pricing on prior period open sales	—	—	(1)	(1)
Gross profit	$157	$139	$18	$157

Copper sales (millions of recoverable pounds)	118	118
Cobalt sales (millions of contained pounds)			7

Gross profit per pound of copper/cobalt:

Revenues, excluding adjustments[a]	$3.08	$3.08	$9.58
Site production and delivery, before net noncash and other costs shown below	1.46	1.35	5.22
Cobalt credits[b]	(0.34)	—	—
Royalty on metals	0.06	0.06	0.15
Unit net cash costs	1.18	1.41	5.37
Depreciation, depletion and amortization	0.54	0.46	1.30
Noncash and other costs, net	0.03	0.03	0.08
Total unit costs	1.75	1.90	6.75
Revenue adjustments, primarily for pricing
on prior period open sales	—	—	(0.19)
Gross profit per pound	$1.33	$1.18	$2.64

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$427	$194	$63
Royalty on metals	(8)	—	—
Noncash and other costs, net	—	4	—
Revenue adjustments, primarily for pricing on prior period open sales	(1)	—	—
Africa mining	418	198	63
Other mining & eliminations[c]	3,868	2,556	331
Total mining	4,286	2,754	394
U.S. oil & gas operations	1,236	329	616
Corporate, other & eliminations	—	(1)	3
As reported in FCX’s consolidated financial statements	$5,522	$3,082	$1,013

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

Africa Mining Product Revenues, Production Costs and Unit Net Cash Costs (continued)

Three Months Ended June 30, 2013
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt	Total
Revenues, excluding adjustments[a]	$330	$330	$47	$377
Site production and delivery, before net noncash and other costs shown below	156	146	27	173
Cobalt credits[b]	(31)	—	—	—
Royalty on metals	6	5	1	6
Net cash costs	131	151	28	179
Depreciation, depletion and amortization	57	52	5	57
Noncash and other costs, net	12	11	1	12
Total costs	200	214	34	248
Revenue adjustments, primarily for pricing on prior period open sales	(7)	(8)	2	(6)
Gross profit	$123	$108	$15	$123

Copper sales (millions of recoverable pounds)	106	106
Cobalt sales (millions of contained pounds)			5

Gross profit per pound of copper/cobalt:

Revenues, excluding adjustments[a]	$3.10	$3.10	$8.48
Site production and delivery, before net noncash and other costs shown below	1.47	1.37	4.92
Cobalt credits[b]	(0.30)	—	—
Royalty on metals	0.06	0.05	0.15
Unit net cash costs	1.23	1.42	5.07
Depreciation, depletion and amortization	0.53	0.49	0.80
Noncash and other costs, net	0.11	0.10	0.17
Total unit costs	1.87	2.01	6.04
Revenue adjustments, primarily for pricing
on prior period open sales	(0.07)	(0.07)	0.27
Gross profit per pound	$1.16	$1.02	$2.71

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$377	$173	$57
Royalty on metals	(6)	—	—
Noncash and other costs, net	—	12	—
Revenue adjustments, primarily for pricing on prior period open sales	(6)	—	—
Africa mining	365	185	57
Other mining & eliminations[c]	3,586	2,574	301
Total mining	3,951	2,759	358
U.S. oil & gas operations	336	89	169
Corporate, other & eliminations	1	5	3
As reported in FCX’s consolidated financial statements	$4,288	$2,853	$530

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

Africa Mining Product Revenues, Production Costs and Unit Net Cash Costs (continued)

Six Months Ended June 30, 2014
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt	Total
Revenues, excluding adjustments[a]	$621	$621	$137	$758
Site production and delivery, before net noncash and other costs shown below	296	262	77	339
Cobalt credits[b]	(96)	—	—	—
Royalty on metals	14	12	2	14
Net cash costs	214	274	79	353
Depreciation, depletion and amortization	114	99	15	114
Noncash and other costs, net	11	10	1	11
Total costs	339	383	95	478
Revenue adjustments, primarily for pricing on prior period open sales	(1)	(1)	2	1
Gross profit	$281	$237	$44	$281

Copper sales (millions of recoverable pounds)	202	202
Cobalt sales (millions of contained pounds)			15

Gross profit per pound of copper/cobalt:

Revenues, excluding adjustments[a]	$3.08	$3.08	$9.29

Site production and delivery, before net noncash
and other costs shown below	1.47	1.30	5.19
Cobalt credits[b]	(0.48)	—	—
Royalty on metals	0.07	0.06	0.16
Unit net cash costs	1.06	1.36	5.35
Depreciation, depletion and amortization	0.57	0.49	1.03
Noncash and other costs, net	0.05	0.04	0.09
Total unit costs	1.68	1.89	6.47
Revenue adjustments, primarily for pricing
on prior period open sales	(0.01)	(0.01)	0.13
Gross profit per pound	$1.39	$1.18	$2.95

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$758	$339	$114
Royalty on metals	(14)	—	—
Noncash and other costs, net	—	11	—
Revenue adjustments, primarily for pricing on prior period open sales	1	—	—
Africa mining	745	350	114
Other mining & eliminations[c]	7,265	4,830	626
Total mining	8,010	5,180	740
U.S. oil & gas operations	2,497	640	1,232
Corporate, other & eliminations	—	(1)	7
As reported in FCX’s consolidated financial statements	$10,507	$5,819	$1,979

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10

Africa Mining Product Revenues, Production Costs and Unit Net Cash Costs (continued)

Six Months Ended June 30, 2013
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt	Total
Revenues, excluding adjustments[a]	$724	$724	$89	$813
Site production and delivery, before net noncash and other costs shown below	321	303	51	354
Cobalt credits[b]	(58)	—	—	—
Royalty on metals	14	13	1	14
Net cash costs	277	316	52	368
Depreciation, depletion and amortization	115	107	8	115
Noncash and other costs, net	16	15	1	16
Total costs	408	438	61	499
Revenue adjustments, primarily for pricing on prior period open sales	2	2	2	4
Gross profit	$318	$288	$30	$318

Copper sales (millions of recoverable pounds)	224	224
Cobalt sales (millions of contained pounds)			11

Gross profit per pound of copper/cobalt:

Revenues, excluding adjustments[a]	$3.22	$3.22	$7.99

Site production and delivery, before net noncash
and other costs shown below	1.43	1.35	4.54
Cobalt credits[b]	(0.26)	—	—
Royalty on metals	0.06	0.06	0.14
Unit net cash costs	1.23	1.41	4.68
Depreciation, depletion and amortization	0.51	0.47	0.75
Noncash and other costs, net	0.08	0.07	0.11
Total unit costs	1.82	1.95	5.54
Revenue adjustments, primarily for pricing
on prior period open sales	0.01	0.01	0.21
Gross profit per pound	$1.41	$1.28	$2.66

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$813	$354	$115
Royalty on metals	(14)	—	—
Noncash and other costs, net	—	16	—
Revenue adjustments, primarily for pricing on prior period open sales	4	—	—
Africa mining	803	370	115
Other mining & eliminations[c]	7,729	5,105	570
Total mining	8,532	5,475	685
U.S. oil & gas operations	336	89	169
Corporate, other & eliminations	3	8	5
As reported in FCX’s consolidated financial statements	$8,871	$5,572	$859

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Three Months Ended June 30,
(In millions)	2014	2013
Revenues, excluding adjustments[a]	$181	$156

Site production and delivery, before net noncash and other costs shown below	79	76
Treatment charges and other	11	12
Net cash costs	90	88
Depreciation, depletion and amortization	24	21
Noncash and other costs, net	2	2
Total costs	116	111
Gross profit	$65	$45

Molybdenum sales (millions of recoverable pounds)[a]	14	13

Gross profit per pound of molybdenum:

Revenues, excluding adjustments[a]	$12.90	$12.13

Site production and delivery, before net noncash and other costs shown below	5.64	5.84
Treatment charges and other	0.83	0.95
Unit net cash costs	6.47	6.79
Depreciation, depletion and amortization	1.69	1.65
Noncash and other costs, net	0.10	0.18
Total unit costs	8.26	8.62
Gross profit per pound	$4.64	$3.51

Reconciliation to Amounts Reported
(In millions)
Three Months Ended June 30, 2014	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$181	$79	$24
Treatment charges and other	(11)	—	—
Noncash and other costs, net	—	2	—
Molybdenum mines	170	81	24
Other mining & eliminations[b]	4,116	2,673	370
Total mining	4,286	2,754	394
U.S. oil & gas operations	1,236	329	616
Corporate, other & eliminations	—	(1)	3
As reported in FCX’s consolidated financial statements	$5,522	$3,082	$1,013

Three Months Ended June 30, 2013
Totals presented above	$156	$76	$21
Treatment charges and other	(12)	—	—
Noncash and other costs, net	—	2	—
Molybdenum mines	144	78	21
Other mining & eliminations[b]	3,807	2,681	337
Total mining	3,951	2,759	358
U.S. oil & gas operations	336	89	169
Corporate, other & eliminations	1	5	3
As reported in FCX’s consolidated financial statements	$4,288	$2,853	$530

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

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs (continued)

	Six Months Ended June 30,
(In millions)	2014	2013
Revenues, excluding adjustments[a]	$318	$311

Site production and delivery, before net noncash and other costs shown below	154	154
Treatment charges and other	22	24
Net cash costs	176	178
Depreciation, depletion and amortization	46	41
Noncash and other costs, net	3	4
Total costs	225	223
Gross profit	$93	$88

Molybdenum sales (millions of recoverable pounds)[a]	27	25

Gross profit per pound of molybdenum:

Revenues, excluding adjustments[a]	$11.88	$12.33

Site production and delivery, before net noncash and other costs shown below	5.75	6.10
Treatment charges and other	0.83	0.95
Unit net cash costs	6.58	7.05
Depreciation, depletion and amortization	1.72	1.64
Noncash and other costs, net	0.10	0.16
Total unit costs	8.40	8.85
Gross profit per pound	$3.48	$3.48

Reconciliation to Amounts Reported
(In millions)
Six Months Ended June 30, 2014	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$318	$154	$46
Treatment charges and other	(22)	—	—
Noncash and other costs, net	—	3	—
Molybdenum mines	296	157	46
Other mining & eliminations[b]	7,714	5,023	694
Total mining	8,010	5,180	740
U.S. oil & gas operations	2,497	640	1,232
Corporate, other & eliminations	—	(1)	7
As reported in FCX’s consolidated financial statements	$10,507	$5,819	$1,979

Six Months Ended June 30, 2013
Totals presented above	$311	$154	$41
Treatment charges and other	(24)	—	—
Noncash and other costs,net	—	4	—
Molybdenum mines	287	158	41
Other mining & eliminations[b]	8,245	5,317	644
Total mining	8,532	5,475	685
U.S. oil & gas operations	336	89	169
Corporate, other & eliminations	3	8	5
As reported in FCX’s consolidated financial statements	$8,871	$5,572	$859

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

U.S. Oil & Gas Product Revenues, Cash Production Costs and Realizations

Three Months Ended June 30, 2014

(In millions)	Oil	Natural Gas	NGLs	Total U.S. Oil & Gas
Oil and gas revenues before derivatives	$1,172	$96	$38	$1,306
Realized cash losses on derivative contracts	(57)	(6)	—	(63)
Realized revenues	$1,115	$90	$38	1,243
Less: cash production costs				314
Cash operating margin				929
Less: depreciation, depletion and amortization				616
Less: accretion and other costs				15
Plus: net noncash mark-to-market losses on derivative contracts				(7)
Plus: other net adjustments				—
Gross profit				$291

Oil (MMBbls)	11.7
Gas (Bcf)		20.3
NGLs (MMBbls)			1.0
Oil Equivalents (MMBOE)				16.0

	Oil (per barrel)	Natural Gas (per MMBtu)	NGLs (per barrel)	Per BOE
Oil and gas revenues before derivatives	$100.46	$4.70	$38.79	$81.47
Realized cash losses on derivative contracts	(4.96)	(0.26)	—	(3.94)
Realized revenues	$95.50	$4.44	$38.79	77.53
Less: cash production costs				19.57
Cash operating margin				57.96
Less: depreciation, depletion and amortization				38.39
Less: accretion and other costs				0.94
Plus: net noncash mark-to-market losses on derivative contracts				(0.44)
Plus: other net adjustments				0.04
Gross profit				$18.23

Reconciliation to Amounts Reported
(In Millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,306	$314	$616
Realized cash losses on derivative contracts	(63)	—	—
Net noncash mark-to-market losses on derivative contracts	(7)	—	—
Accretion and other costs	—	15	—
Other net adjustments	—	—	—
U.S. oil & gas operations	1,236	329	616
Total mining[a]	4,286	2,754	394
Corporate, other & eliminations	—	(1)	3
As reported in FCX's consolidated financial statements	$5,522	$3,082	$1,013

a.	Represents the combined total for mining operations and the related eliminations, as presented in Note 10.

U.S. Oil & Gas Product Revenues, Cash Production Costs and Realizations (continued)

Six Months Ended June 30, 2014

(In millions)	Oil	Natural Gas	NGLs	Total U.S. Oil & Gas
Oil and gas revenues before derivatives	$2,334	$194	$88	$2,616
Realized cash losses on derivative contracts	(115)	(13)	—	(128)
Realized revenues	$2,219	$181	$88	2,488
Less: cash production costs				612
Cash operating margin				1,876
Less: depreciation, depletion and amortization				1,232
Less: accretion and other costs				28
Plus: net noncash mark-to-market gains on derivative contracts				8
Plus: other net adjustments				1
Gross profit				$625

Oil (MMBbls)	23.5
Gas (Bcf)		39.8
NGLs (MMBbls)			2.1
Oil Equivalents (MMBOE)				32.2

	Oil (per barrel)	Natural Gas (per MMBtu)	NGLs (per barrel)	Per BOE
Oil and gas revenues before derivatives	$99.54	$4.87	$42.35	$81.34
Realized cash losses on derivative contracts	(4.91)	(0.32)	—	(3.97)
Realized revenues	$94.63	$4.55	$42.35	77.37
Less: cash production costs				19.03
Cash operating margin				58.34
Less: depreciation, depletion and amortization				38.30
Less: accretion and other costs				0.87
Plus: net noncash mark-to-market gains on derivative contracts				0.23
Plus: other net adjustments				0.04
Gross profit				$19.44

Reconciliation to Amounts Reported
(In Millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$2,616	$612	$1,232
Realized cash losses on derivative contracts	(128)	—	—
Net noncash mark-to-market gains on derivative contracts	8	—	—
Accretion and other costs	—	28	—
Other net adjustments	1	—	—
U.S. oil & gas operations	2,497	640	1,232
Total mining[a]	8,010	5,180	740
Corporate, other & eliminations	—	(1)	7
As reported in FCX's consolidated financial statements	$10,507	$5,819	$1,979

a.	Represents the combined total for mining operations and the related eliminations, as presented in Note 10.

U.S. Oil & Gas Product Revenues, Cash Production Costs and Realizations (continued)

June 1, 2013, to June 30, 2013

(In millions)	Oil	Natural Gas	NGLs	Total U.S. Oil & Gas
Oil and gas revenues before derivatives	$330	$30	$11	$371
Realized cash gains on derivative contracts	1	—	—	1
Realized revenues	$331	$30	$11	372
Less: cash production costs				83
Cash operating margin				289
Less: depreciation, depletion and amortization				169
Less: accretion and other costs				6
Plus: net noncash mark-to-market losses on derivative contracts				(36)
Plus: other net adjustments				—
Gross profit				$78

Oil (MMBbls)	3.4
Gas (Bcf)		7.7
NGLs (MMBbls)			0.3
Oil Equivalents (MMBOE)				5.0

	Oil (per barrel)	Natural Gas (per MMBtu)	NGLs (per barrel)	Per BOE
Oil and gas revenues before derivatives	$97.05	$3.81	$35.18	$74.03
Realized cash gains on derivative contracts	0.37	0.05	—	0.34
Realized revenues	$97.42	$3.86	$35.18	74.37
Less: cash production costs				16.58
Cash operating margin				57.79
Less: depreciation, depletion and amortization				33.82
Less: accretion and other costs				1.11
Plus: net noncash mark-to-market losses on derivative contracts				(7.27)
Plus: other net adjustments				(0.02)
Gross profit				$15.57

Reconciliation to Amounts Reported for the Three Months Ended June 30, 2013
(In Millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$371	$83	$169
Realized cash gains on derivative contracts	1	—	—
Net noncash mark-to-market losses on derivative contracts	(36)	—	—
Accretion and other costs	—	6	—
Other net adjustments	—	—	—
U.S. oil & gas operations	336	89	169
Total mining[a]	3,951	2,759	358
Corporate, other & eliminations	1	5	3
As reported in FCX's consolidated financial statements	$4,288	$2,853	$530

a.	Represents the combined total for mining operations and the related eliminations, as presented in Note 10.

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

We caution readers that forward-looking statements are not guarantees of future performance and that our actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include supply of and demand for, and prices of copper, gold, molybdenum, cobalt, oil and gas, mine sequencing, production rates, industry risks, regulatory changes, political risks, drilling results, the outcome of negotiations with the Indonesian government regarding an amendment to PT-FI's COW, the potential effects of violence in Indonesia, the resolution of administrative disputes in the Democratic Republic of Congo, weather- and climate-related risks, labor relations, environmental risks, litigation results, currency translation risks and other factors described in more detail under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2013, and in Part II Item 1A of this report filed with the SEC as updated by our subsequent filings with the SEC.

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

There have been no material changes in our market risks during the three-month period ended June 30, 2014. For additional information on market risks, refer to “Disclosures About Market Risks” included in Part I, Item 2. of our annual report on Form 10-K for the year ended December 31, 2013. For projected sensitivities of our operating cash flow to changes in commodity prices, refer to “Outlook” in Part I, Item 2. of this quarterly report on Form 10-Q for the period ended June 30, 2014; for projected sensitivities of our provisionally priced copper sales and derivative instruments to changes in commodity prices refer to “Consolidated Results – Revenues” in Part I, Item 2. of this quarterly report on Form 10-Q for the period ended June 30, 2014.

Item 4.	Controls and Procedures.

(a)
Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective as of June 30, 2014.

(b)
Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved in numerous legal proceedings that arise in the ordinary course of our business or that are associated with environmental issues arising from legacy operations conducted over the years by Freeport Minerals Corporation (FMC - formerly Freeport-McMoRan Corporation) and its affiliates. We are also involved from time to time in other reviews, investigations and proceedings by government agencies, some of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

Management does not believe, based on currently available information, that the outcome of any proceeding reported in Note 12 and incorporated by reference into Part I, Item 3. “Legal Proceedings” of our annual report on Form 10-K for the year ended December 31, 2013, as updated in Note 9 to the financial statements included in our quarterly report on Form 10-Q for the quarter ended March 31, 2014, will have a material adverse effect on our financial condition; although individual outcomes could be material to our operating results for a particular period, depending on the nature and magnitude of the outcome and the operating results for the period.

Item 1A. Risk Factors.

The risk factor “Because our Grasberg minerals district is our most significant operating asset, our business may continue to be adversely affected by political, economic and social uncertainties and security risks in Indonesia”, which was included in FCX’s annual report on Form 10-K for the year ended December 31, 2013, is amended to add the following:

PT Freeport Indonesia (PT-FI) has been engaged in discussions with officials of the Indonesian government since 2012 regarding various provisions of its Contract of Work (COW). The government has sought to modify existing mining contracts, including PT-FI’s COW, to address provisions of Indonesia’s 2009 mining law and subsequent regulations, including with respect to the size of contract concessions, government revenues, domestic processing of minerals, divestment, provision of local services, and conversion from a COW to a licensing framework for extension periods, and a requirement that extensions may be applied for only within two years prior to a COW’s expiration.
In January 2014, the Indonesian government published regulations providing that holders of contracts of work with existing processing facilities in Indonesia may continue to export product through January 12, 2017, but established new requirements for the continued export of copper concentrates, including the imposition of a progressive export duty on copper concentrates in the amount of 25 percent in 2014, rising to 60 percent by mid-2016. Regulations published in 2014 require companies to obtain permits issued at six-month intervals to allow exports of products, including copper concentrates.
Despite PT-FI’s rights under its COW to export concentrates without the payment of duties, PT-FI was unable to obtain administrative approval for exports and operated at approximately half of its capacity from mid-January 2014 until late-July 2014.
On July 25, 2014, PT-FI and the Indonesian government entered into a Memorandum of Understanding (MOU) under which PT-FI and the government agreed to negotiate an amended COW to address provisions related to the size of PT-FI’s concession area, royalties and taxes, domestic processing and refining, divestment, local content, and continuation of operations post-2021. Execution of the MOU enabled the resumption of concentrate exports, which began in August 2014.
Effective with the signing of the MOU, PT-FI agreed to provide a $115 million assurance bond to support its commitment for smelter development, pay higher royalties on copper, gold and silver and pay export duties set forth in a new regulation issued by the Indonesian government on July 25, 2014.
Among other items, MOU provisions to be addressed in the negotiation of an amended COW include provisions for the development of new copper smelting and refining capacity in Indonesia, which will take into consideration an equitable sharing of costs between PT-FI (and any partners in the project) and the Indonesian government through fiscal incentives and PT-FI’s requirement for assurance of fiscal and legal certainty of its operational rights, provisions for divestment to the Indonesian government and/or Indonesian nationals of up to a 30 percent interest (an additional 20.64 percent interest) in PT-FI at fair value, and continuation of operations from 2022 through 2041. The parties agreed to complete negotiations within a six month period. Under the MOU, no terms of the COW other than those relating to the export duties, smelter bond and royalties described above will be changed until the completion of the amended COW.
The MOU also provides that negotiations for an amended COW will take into consideration PT-FI’s need for assurance of legal and fiscal terms post-2021 for PT-FI to continue with its large-scale investment program for the development of its underground reserves.
The revisions to the COW are expected to result in additional costs for our Indonesian operations. We cannot predict whether we will be successful in reaching a satisfactory agreement on the terms of our long-term mining rights. If we are unable to reach agreement with the government on our long-term rights, we may be required to reduce or defer investments in our underground development projects, which would negatively impact future production and reserves. In addition, we are required to apply for renewal of export permits at six-month intervals and cannot predict if such permits will be granted on a timely basis or whether we will be permitted to export concentrates after January 12, 2017.
On July 22, 2014, the Indonesian General Elections Commission announced that Joko “Jokowi” Widodo was elected Indonesia’s next president in the election held on July 9, 2014, to take office in October 2014 for a five-year term. PT-FI’s COW negotiations will take place during a period of transition for the Indonesian national government, and we cannot predict what impact the transition will have on the progress or outcome of the negotiations.
Except as described above, there have been no material changes to our risk factors during the three-month period ended June 30, 2014. For additional information on risk factors, refer to Part I Item 1A. "Risk Factors" of our annual report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table sets forth information with respect to shares of our common stock purchased by us during the three months ended June 30, 2014:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[a]	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs[a]

April 1-30, 2014	—	$—	—	23,685,500
May 1-31, 2014	—	$—	—	23,685,500
June 1-30, 2014	—	$—	—	23,685,500
Total	—	$—	—	23,685,500

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

FREEPORT-McMoRan INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FREEPORT-McMoRan INC.

By:	/s/ C. Donald Whitmire, Jr.
C. Donald Whitmire, Jr.
Vice President and
Controller - Financial Reporting
(authorized signatory
and Principal Accounting Officer)

Date:  August 8, 2014

FREEPORT-McMoRan INC.
EXHIBIT INDEX
Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation of FCX	X
3.2	Composite By-Laws of FCX as of July 14, 2014		8-K	001-11307-01	7/2/2014
4.1
Indenture dated as of February 13, 2012, between FCX and U.S. Bank National Association, as Trustee (relating to the 1.4% Senior Notes due 2015, the 2.15% Senior Notes due 2017, and the 3.55% Senior Notes due 2022)
			8-K	001-11307-01	2/13/2012
4.2	First Supplemental Indenture dated as of February 13, 2012, between FCX and U.S. Bank National Association, as Trustee (relating to the 1.4% Senior Notes due 2015)		8-K	001-11307-01	2/13/2012
4.3	Second Supplemental Indenture dated as of February 13, 2012, between FCX and U.S. Bank National Association, as Trustee (relating to the 2.15% Senior Notes due 2017)		8-K	001-11307-01	2/13/2012
4.4	Third Supplemental Indenture dated as of February 13, 2012, between FCX and U.S. Bank National Association, as Trustee (relating to the 3.55% Senior Notes due 2022)		8-K	001-11307-01	2/13/2012
4.5
Fourth Supplemental Indenture dated as of May 31, 2013, among FCX, Freeport-McMoRan Oil & Gas LLC and U.S. Bank National Association, as Trustee (relating to the 1.4% Senior Notes due 2015, the 2.15% Senior Notes due 2017, and the 3.55% Senior Notes due 2022)
			8-K	001-11307-01	6/3/2013
4.6
Indenture dated as of March 7, 2013, between FCX and U.S. Bank National Association, as Trustee (relating to the 2.375% Senior Notes due 2018, the 3.100% Senior Notes due 2020, the 3.875% Senior Notes due 2023, and the 5.450% Senior Notes due 2043)
			8-K	001-11307-01	3/7/2013
4.7
Supplemental Indenture dated as of May 31, 2013, among FCX, Freeport-McMoRan Oil & Gas LLC and U.S. Bank National Association, as Trustee (relating to the 2.375% Senior Notes due 2018, the 3.100% Senior Notes due 2020, the 3.875% Senior Notes due 2023, and the 5.450% Senior Notes due 2043)
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

FREEPORT-McMoRan INC.
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
4.16
Eighteenth Supplemental Indenture dated as of May 31, 2013 to the Indenture dated as of March 13, 2007, among Freeport-McMoRan Oil & Gas LLC, as Successor Issuer, FCX Oil & Gas Inc., as Co-Issuer, FCX, as Parent Guarantor, Plains Exploration & Production Company, as Original Issuer, and Wells Fargo Bank, N.A., as Trustee (relating to the 8.625% Senior Notes due 2019, the 7.625% Senior Notes due 2020, the 6.625% Senior Notes due 2021, the 6.75% Senior Notes due 2022, the 6.125% Senior Notes due 2019, the 6.5% Senior Notes due 2020, and the 6.875% Senior Notes due 2023)
			8-K	001-11307-01	6/3/2013
4.17
Form of Indenture dated as of September 22, 1997, between Phelps Dodge Corporation and The Chase Manhattan Bank, as Trustee (relating to the 7.125% Senior Notes due 2027, the 9.50% Senior Notes due 2031, and the 6.125% Senior Notes due 2034)
			S-3	333-36415	9/25/1997

FREEPORT-McMoRan INC.
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
4.21
Registration Rights Agreement dated as of March 7, 2013, among FCX and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the Initial Purchasers (relating to the 2.375% Senior Notes due 2018)
			8-K	001-11307-01	3/7/2013
4.22
Registration Rights Agreement dated as of March 7, 2013, among FCX and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the Initial Purchasers (relating to the 3.100% Senior Notes due 2020)
			8-K	001-11307-01	3/7/2013
4.23
Registration Rights Agreement dated as of March 7, 2013, among FCX and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the Initial Purchasers (relating to the 3.875% Senior Notes due 2023)
			8-K	001-11307-01	3/7/2013
4.24
Registration Rights Agreement dated as of March 7, 2013, among FCX and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the Initial Purchasers (relating to the 5.450% Senior Notes due 2043)
			8-K	001-11307-01	3/7/2013
10.1
First Amendment dated as of May 30, 2014, to the Revolving Credit Agreement dated as of February 14, 2013, among FCX, PT Freeport Indonesia and Freeport-McMoRan Oil & Gas LLC, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent and the swingline lender, Bank of America, N.A., as syndication agent, BNP Paribas, Citibank, N.A., HSBC Bank USA, National Association, Mizuho Bank, Ltd., Sumitomo Mitsui Banking Corporation, The Bank of Nova Scotia and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as co-documentation agents, and each of the lenders and issuing banks party thereto.

			8-K	001-11307-01	6/2/2014
10.2*	FCX Annual Incentive Plan (For Fiscal Years Ending 2014 - 2018).		8-K	001-11307-01	6/18/2014
10.3*	Form of Notice of Grant of Restricted Stock Units under the 2006 Stock Incentive Plan (for grants made to non-management directors).	X
10.4
Memorandum of Understanding dated as of July 25, 2014, between the Directorate General of Mineral and Coal, the Ministry of Energy and Mineral Resources and PT Freeport Indonesia on Adjustment of the Contract of Work.
			8-K	001-11307-01	7/28/2014

FREEPORT-McMoRan INC.
EXHIBIT INDEX
Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
15.1	Letter from Ernst & Young LLP regarding unaudited interim financial statements.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.	X
95.1	Mine Safety and Health Administration Safety Data.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X

* Indicates management contracts or compensatory plan or arrangement.

E-4