Form 10-Q
period 2014-09-30
FREEPORT-MCMORAN INC
filed 2014-11-07
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
☐ Yes ☑ No

On October 31, 2014, there were issued and outstanding 1,039,118,147 shares of the registrant’s common stock, par value $0.10 per share.

FREEPORT-McMoRan INC.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

FREEPORT-McMoRan INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2014	December 31, 2013
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$658	$1,985
Trade accounts receivable	1,514	1,728
Other accounts receivable	793	834
Inventories:
Mill and leach stockpiles	1,967	1,705
Materials and supplies, net	1,943	1,730
Product	1,579	1,583
Other current assets	577	407
Total current assets	9,031	9,972
Property, plant, equipment and mining development costs, net	26,304	24,042
Oil and gas properties - full cost method
Subject to amortization, less accumulated amortization	11,306	12,472
Not subject to amortization	11,031	10,887
Long-term mill and leach stockpiles	2,569	2,386
Goodwill	1,717	1,916
Other assets	2,018	1,798
Total assets	$63,976	$63,473

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,784	$3,708
Current portion of debt	1,762	312
Dividends payable	334	333
Current portion of environmental and asset retirement obligations	310	236
Accrued income taxes	153	184
Total current liabilities	6,343	4,773
Long-term debt, less current portion	17,975	20,394
Deferred income taxes	7,559	7,410
Environmental and asset retirement obligations, less current portion	3,654	3,259
Other liabilities	1,730	1,690
Total liabilities	37,261	37,526

Redeemable noncontrolling interest	749	716

Equity:
FCX stockholders’ equity:
Common stock	117	117
Capital in excess of par value	22,248	22,161
Retained earnings	3,306	2,742
Accumulated other comprehensive loss	(394)	(405)
Common stock held in treasury	(3,686)	(3,681)
Total FCX stockholders’ equity	21,591	20,934
Noncontrolling interests	4,375	4,297
Total equity	25,966	25,231
Total liabilities and equity	$63,976	$63,473

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions, except per share amounts)
Revenues	$5,696	$6,165	$16,203	$15,036
Cost of sales:
Production and delivery	3,152	3,332	8,971	8,904
Depreciation, depletion and amortization	945	919	2,924	1,778
Impairment of oil and gas properties	308	—	308	—
Total cost of sales	4,405	4,251	12,203	10,682
Selling, general and administrative expenses	158	158	457	457
Mining exploration and research expenses	29	57	93	173
Environmental obligations and shutdown costs	18	(8)	100	23
Net gain on sales of assets	(46)	—	(46)	—
Total costs and expenses	4,564	4,458	12,807	11,335
Operating income	1,132	1,707	3,396	3,701
Interest expense, net	(158)	(162)	(483)	(351)
Net gain (loss) on early extinguishment of debt	58	—	63	(45)
Gain on investment in McMoRan Exploration Co.	—	—	—	128
Other income, net	23	3	48	13
Income before income taxes and equity in affiliated companies' net (losses) earnings	1,055	1,548	3,024	3,446
Provision for income taxes	(349)	(499)	(1,034)	(967)
Equity in affiliated companies’ net (losses) earnings	(2)	(1)	—	3
Net income	704	1,048	1,990	2,482
Net income attributable to noncontrolling interests	(142)	(218)	(416)	(519)
Preferred dividends attributable to redeemable noncontrolling interest	(10)	(9)	(30)	(12)
Net income attributable to FCX common stockholders	$552	$821	$1,544	$1,951

Net income per share attributable to FCX common stockholders:
Basic	$0.53	$0.79	$1.48	$1.97
Diluted	$0.53	$0.79	$1.47	$1.96

Weighted-average common shares outstanding:
Basic	1,039	1,038	1,039	989
Diluted	1,046	1,043	1,045	993

Dividends declared per share of common stock	$0.3125	$0.3125	$0.9375	$1.9375

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In millions)
Net income	$704	$1,048	$1,990	$2,482

Other comprehensive income, net of taxes:
Defined benefit plans:
Amortization of unrecognized amounts included in net periodic benefit costs	5	6	12	18
Foreign exchange losses	2	—	(1)	—
Translation adjustments and unrealized gains (losses) on securities	—	4	—	3
Other comprehensive income	7	10	11	21

Total comprehensive income	711	1,058	2,001	2,503
Total comprehensive income attributable to noncontrolling interests	(142)	(217)	(416)	(518)
Preferred dividends attributable to redeemable noncontrolling interest	(10)	(9)	(30)	(12)
Total comprehensive income attributable to FCX common stockholders	$559	$832	$1,555	$1,973

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
	(In millions)
Cash flow from operating activities:
Net income	$1,990	$2,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,924	1,778
Impairment of oil and gas properties	308	—
Net losses on crude oil and natural gas derivative contracts	56	205
Gain on investment in McMoRan Exploration Co. (MMR)	—	(128)
Net charges for environmental and asset retirement obligations, including accretion	146	98
Payments for environmental and asset retirement obligations	(134)	(166)
Net (gain) loss on early extinguishment of debt	(63)	45
Net gain on sales of assets	(46)	—
Deferred income taxes	107	169
Increase in long-term mill and leach stockpiles	(182)	(348)
Other, net	106	97
Decreases (increases) in working capital and changes in other tax payments, excluding amounts from acquisitions and dispositions:
Accounts receivable	200	51
Inventories	(267)	(66)
Other current assets	(26)	162
Accounts payable and accrued liabilities	(379)	(596)
Accrued income taxes and other tax payments	(227)	(40)
Net cash provided by operating activities	4,513	3,743

Cash flow from investing activities:
Capital expenditures:
North America copper mines	(815)	(795)
South America	(1,278)	(734)
Indonesia	(722)	(720)
Africa	(100)	(155)
Molybdenum mines	(45)	(128)
U.S. oil and gas operations	(2,392)	(928)
Other	(63)	(163)
Acquisition of Deepwater Gulf of Mexico interests	(1,421)	—
Acquisition of Plains Exploration & Production Company, net of cash acquired	—	(3,465)
Acquisition of MMR, net of cash acquired	—	(1,628)
Acquisition of cobalt chemical business, net of cash acquired	—	(348)
Net proceeds from sale of Eagle Ford shale assets	2,971	—
Other, net	221	(24)
Net cash used in investing activities	(3,644)	(9,088)

Cash flow from financing activities:
Proceeds from debt	3,346	11,229
Repayments of debt	(4,196)	(4,816)
Redemption of MMR preferred stock	—	(227)
Cash dividends and distributions paid:
Common stock	(979)	(1,957)
Noncontrolling interests	(365)	(157)
Contributions from noncontrolling interests	24	—
Stock-based awards net proceeds (payments), including excess tax benefit	7	(100)
Debt financing costs and other, net	(33)	(113)
Net cash (used in) provided by financing activities	(2,196)	3,859

Net decrease in cash and cash equivalents	(1,327)	(1,486)
Cash and cash equivalents at beginning of year	1,985	3,705
Cash and cash equivalents at end of period	$658	$2,219
The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

	FCX Stockholders’ Equity
	Common Stock			Retained Earnings	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total FCX Stock-holders' Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at December 31, 2013	1,165	$117	$22,161	$2,742	$(405)	127	$(3,681)	$20,934	$4,297	$25,231
Exercised and issued stock-based awards	2	—	13	—	—	—	—	13	—	13
Stock-based compensation	—	—	75	—	—	—	—	75	—	75
Tender of shares for stock-based awards	—	—	—	—	—	—	(5)	(5)	—	(5)
Dividends on common stock	—	—	—	(980)	—	—	—	(980)	—	(980)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(344)	(344)
Noncontrolling interests' share of contributed capital in subsidiary	—	—	(1)	—	—	—	—	(1)	6	5
Net income attributable to FCX common stockholders	—	—	—	1,544	—	—	—	1,544	—	1,544
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	416	416
Other comprehensive income	—	—	—	—	11	—	—	11	—	11
Balance at September 30, 2014	1,167	$117	$22,248	$3,306	$(394)	127	$(3,686)	$21,591	$4,375	$25,966

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. GENERAL INFORMATION
Effective July 14, 2014, Freeport-McMoRan Copper & Gold Inc. changed its name to Freeport-McMoRan Inc. (FCX) to simplify the corporate name and better reflect FCX's expanded portfolio of assets. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles (GAAP) in the United States (U.S.). Therefore, this information should be read in conjunction with FCX's consolidated financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2013. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. With the exception of the oil and gas properties impairment discussed below and certain adjustments associated with the acquisitions of Plains Exploration & Production Company (PXP) and McMoRan Exploration Co. (MMR), collectively known as FCX Oil & Gas Inc. (FM O&G), all such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three-month and nine-month periods ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

As further discussed in Note 2, FCX completed its acquisitions of PXP on May 31, 2013, and MMR on June 3, 2013. The results included in these financial statements for the nine months ended September 30, 2013, include PXP's results beginning June 1, 2013, and MMR's results beginning June 4, 2013.

Oil and Gas Properties. Under the Securities and Exchange Commission's (SEC) full cost accounting rules, FCX reviews the carrying value of its oil and gas properties each quarter on a country-by-country basis. Under these rules, capitalized costs of oil and gas properties (net of accumulated depreciation, depletion and amortization, and related deferred income taxes) for each cost center may not exceed a “ceiling” equal to:

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

These rules require that FCX price its future oil and gas production at the twelve-month average of the first-day-of-the-month historical reference prices as adjusted for location and quality differentials. FCX's reference prices are West Texas Intermediate for oil and the Henry Hub spot price for natural gas. Such prices are utilized except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts. The reserve estimates exclude the effect of any crude oil and natural gas derivatives FCX has in place. The estimated future net cash flows also exclude future cash outflows associated with settling asset retirement obligations included in the net book value of the oil and gas properties. The rules require an impairment if the capitalized costs exceed this “ceiling.”

At September 30, 2014, the net capitalized costs with respect to FCX's U.S. oil and gas properties exceeded the related ceiling; therefore, an impairment charge of $308 million was recorded in third-quarter 2014, primarily because of higher capitalized costs and the lower twelve-month average of the first-day-of-the-month historical reference oil price at September 30, 2014. During October 2014, oil prices declined from the third-quarter average. Continuation of recent oil price declines, increases in capitalized costs subject to amortization and other factors may result in future additional ceiling test impairments.

NOTE 2. ACQUISITIONS AND DISPOSITIONS
Eagle Ford Disposition. On June 20, 2014, FCX completed the sale of its Eagle Ford shale assets to a subsidiary of Encana Corporation for cash consideration of $3.1 billion, before closing adjustments from the April 1, 2014, effective date. Under full cost accounting rules, the proceeds were recorded as a reduction of capitalized oil and gas properties, with no gain or loss recognition, except for $62 million of deferred tax expense recorded through September 30, 2014, in connection with the allocation of $221 million of goodwill (for which deferred taxes were not previously provided) to the Eagle Ford shale assets. Approximately $1.3 billion of proceeds from this transaction was placed in a like-kind exchange escrow and was used to reinvest in additional oil and gas interests, as discussed below. The remaining proceeds were used to repay debt.

Deepwater Gulf of Mexico (GOM) Acquisitions. On June 30, 2014, FCX completed the acquisition of interests in the Deepwater GOM from a subsidiary of Apache Corporation, including interests in the Lucius and Heidelberg oil fields and several exploration leases, for $919 million. Based on preliminary valuations, and including transaction costs and estimated asset retirement costs, FCX recorded capitalized costs for oil and gas properties subject to amortization of $460 million and costs not subject to amortization of $476 million. The Deepwater GOM acquisition was funded by the like-kind exchange escrow.

Additionally, on September 8, 2014, FCX completed the acquisition of additional Deepwater GOM interests for $496 million, including an interest in the Vito oil discovery in the Mississippi Canyon area and a significant lease position in the Vito basin area. Based on preliminary valuations, and including purchase price adjustments and transaction costs, FCX recorded capitalized costs for oil and gas properties not subject to amortization of $509 million. This acquisition was funded in part with the remaining $414 million of funds from the like-kind exchange escrow.

PXP and MMR Acquisitions. The second-quarter 2013 acquisitions of PXP and MMR added a portfolio of oil and gas assets to FCX's global mining business, creating a U.S.-based natural resources company. The acquisitions have been accounted for under the acquisition method, with FCX as the acquirer.

During second-quarter 2014, FCX finalized the purchase price allocations, which resulted in a net increase of $20 million to oil and gas properties, an increase of $22 million to goodwill and a net decrease of $42 million to deferred income tax assets.

For further discussion of the PXP and MMR acquisitions and the related financing, refer to Notes 2 and 8 in FCX's annual report on Form 10-K for the year ended December 31, 2013.

Unaudited Pro Forma Consolidated Financial Information. The following unaudited pro forma financial information has been prepared to reflect the acquisitions of PXP and MMR. The unaudited pro forma financial information combines the historical statements of income of FCX, PXP and MMR for the nine months ended September 30, 2013, giving effect to the mergers as if they had occurred on January 1, 2012. The historical consolidated financial information has been adjusted to reflect factually supportable items that are directly attributable to the acquisitions.

Nine Months
Ended
September 30, 2013
(in millions, except per share amounts)

Revenues	$17,190
Operating income	4,617
Net income from continuing operations	2,683
Net income attributable to FCX common stockholders	2,134

Net income per share attributable to FCX common stockholders:
Basic	$2.05
Diluted	2.04

The unaudited pro forma consolidated information for the nine months ended September 30, 2013, has been prepared for illustrative purposes only and is not intended to be indicative of the results of operations that actually would have occurred, or the results of operations expected in future periods, had the events reflected herein occurred on the date indicated. The most significant pro forma adjustments to net income from continuing operations for the nine months ended September 30, 2013, were to exclude $519 million of acquisition-related costs, the net tax benefit of $183 million of acquisition-related adjustments and the $128 million gain on the investment in MMR. Additionally, for the nine months ended September 30, 2013, the pro forma consolidated information excluded a $77 million gain on the sale of MMR oil and gas properties because of the application of the full cost method of accounting.

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

The following table sets forth the computation of basic and diluted net income per share (in millions, except per share amounts):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014		2013	2014		2013
Net income	$704		$1,048	$1,990		$2,482
Net income attributable to noncontrolling interests	(142)		(218)	(416)		(519)
Preferred dividends on redeemable noncontrolling interest	(10)		(9)	(30)		(12)
Undistributed earnings allocable to participating securities	(2)		—	(4)		—
Net income allocable to FCX common stockholders	$550		$821	$1,540		$1,951

Basic weighted-average shares of common stock outstanding	1,039		1,038	1,039		989
Add shares issuable upon exercise or vesting of dilutive stock options and RSUs	7	[a]	5	6	[a]	4
Diluted weighted-average shares of common stock outstanding	1,046		1,043	1,045		993

Basic net income per share attributable to FCX common stockholders	$0.53		$0.79	$1.48		$1.97
Diluted net income per share attributable to FCX common stockholders	$0.53		$0.79	$1.47		$1.96

a.
Excluded shares of common stock associated with outstanding stock options with exercise prices less than the average market price of FCX's common stock that were anti-dilutive totaled approximately 5 million for third-quarter 2014 and 3 million for the nine months ended September 30, 2014.

Outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of diluted net income per share of common stock. Excluded stock options totaled 25 million with a weighted-average exercise price of $42.34 per option for third-quarter 2014, 28 million with a weighted-average exercise price of $41.42 per option for the nine months ended September 30, 2014, 34 million with a weighted-average exercise price of $40.11 per option for third-quarter 2013 and 32 million with a weighted-average exercise price of $40.63 per option for the nine months ended September 30, 2013.

NOTE 4. INVENTORIES, INCLUDING LONG-TERM MILL AND LEACH STOCKPILES
The components of inventories follow (in millions):

	September 30, 2014	December 31, 2013
Current inventories:
Raw materials (primarily concentrates)	$335	$238
Work-in-process[a]	129	199
Finished goods[b]	1,115	1,146
Total product inventories	$1,579	$1,583

Mill stockpiles	$126	$91
Leach stockpiles	1,841	1,614
Total current mill and leach stockpiles	$1,967	$1,705

Total materials and supplies, net[c]	$1,943	$1,730

Long-term inventories:
Mill stockpiles	$787	$698
Leach stockpiles	1,782	1,688
Total long-term mill and leach stockpiles[d]	$2,569	$2,386

a.	FCX's mining operations also have work-in-process inventories that are reflected as mill and leach stockpiles.

b.	Primarily included molybdenum concentrates; copper concentrates, anodes, cathodes and rod; and various cobalt products.

c.	Materials and supplies inventory was net of obsolescence reserves totaling $22 million at September 30, 2014, and $24 million at December 31, 2013.

d.	Estimated metals in stockpiles not expected to be recovered within the next 12 months.

NOTE 5. INCOME TAXES
Variations in the relative proportions of jurisdictional income result in fluctuations to FCX’s consolidated effective income tax rate. Geographic sources of FCX's provision for income taxes follow (in millions):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014		2013		2014		2013
U.S. operations	$38		$104	[a]	$323	[b]	$85	[a]
International operations	311	[c]	395		711	[c]	882
Total	$349		$499		$1,034		$967

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

b.	Included a $62 million charge for deferred taxes recorded in connection with the allocation of goodwill to the sale of the Eagle Ford shale assets.

c.	Included a $54 million charge related to changes in Chilean tax rules.

FCX’s consolidated effective income tax rate was 34 percent for the first nine months of 2014 and 33 percent for the first nine months of 2013, excluding the net benefit of $183 million for acquisition-related adjustments.

NOTE 6. DEBT AND EQUITY TRANSACTIONS
In September 2014, FCX announced the planned redemption of the $400 million outstanding aggregate principal amount of its 8.625% Senior Notes due 2019. On October 15, 2014, the redemption date, these senior notes had a book value of $441 million, which included purchase accounting fair value adjustments of $41 million. Holders of these senior notes received the principal amount together with the redemption premium and accrued and unpaid interest to the redemption date. As a result of this redemption, FCX will report a gain on early extinguishment of debt of $24 million in fourth-quarter 2014.

In July 2014, FCX redeemed $1.7 billion of the aggregate principal amount of outstanding senior notes, which included $263 million for the 6.125% Senior Notes due 2019, $525 million for the 6½% Senior Notes due 2020, $350 million for the 6.75% Senior Notes due 2022 and $525 million for the 6.875% Senior Notes due 2023. At the redemption date, these senior notes had a book value of $1.8 billion, which included purchase accounting fair value adjustments of $167 million. In accordance with the terms of these senior notes, the redemptions were funded with cash contributions to FM O&G by FCX in exchange for additional equity, which is eliminated in the consolidated financial statements. Holders of these senior notes received the principal amount together with the redemption premium and accrued and unpaid interest to the redemption date. As a result of these redemptions, FCX recorded a gain on early extinguishment of debt of $58 million in third-quarter 2014.

In May 2014, FCX, PT Freeport Indonesia (PT-FI) and Freeport-McMoRan Oil & Gas LLC (FM O&G LLC, a wholly owned subsidiary of FM O&G and the successor entity of PXP) amended the senior unsecured $3.0 billion revolving credit facility to extend the maturity date one year to May 31, 2019, and increase the aggregate principal amount from $3.0 billion to $4.0 billion, with $500 million available to PT-FI. FCX, PT-FI and FM O&G LLC had entered into the $3.0 billion revolving credit facility on May 31, 2013 (upon completion of the acquisition of PXP). At September 30, 2014, FCX had borrowings of $1.1 billion and $45 million of letters of credit issued under the revolving credit facility, resulting in availability of approximately $2.9 billion, of which $1.5 billion could be used for additional letters of credit.

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

In March 2014, Sociedad Minera Cerro Verde S.A.A. (Cerro Verde, FCX's mining subsidiary in Peru) entered into a five-year, $1.8 billion senior unsecured credit facility that is nonrecourse to FCX and the other shareholders of Cerro Verde. The credit facility allows for term loan borrowings up to the full amount of the facility, less any amounts issued and outstanding under a $500 million letter of credit sublimit. Interest on amounts drawn under the term loan is based on London Interbank Offered Rate (LIBOR) plus a spread (currently 1.90 percent) based on Cerro Verde’s total net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio as defined in the agreement. Amounts may be drawn or letters of credit may be issued over a two-year period to fund a portion of Cerro Verde’s expansion project and for Cerro Verde's general corporate purposes. The credit facility amortizes in three installments in amounts necessary for the aggregate borrowings and outstanding letters of credit not to exceed 85 percent of the $1.8 billion commitment on September 30, 2017, 70 percent on March 31, 2018, and 35 percent on September 30, 2018, with the remaining balance due on the maturity date of March 10, 2019. At September 30, 2014, there were no borrowings and no letters of credit issued under Cerro Verde’s credit facility.

FCX recorded a loss on early extinguishment of debt of $45 million in first-quarter 2013 for financing costs incurred for the terminated $9.5 billion acquisition bridge loan facility, which was entered into in December 2012 to provide interim financing for FCX's second-quarter 2013 acquisitions of PXP and MMR.

Consolidated interest expense (excluding capitalized interest) totaled $212 million in third-quarter 2014, $223 million in third-quarter 2013, $661 million for the first nine months of 2014 and $465 million for the first nine months of 2013. Capitalized interest included in property, plant, equipment and mining development costs, net, totaled $34 million in third-quarter 2014, $26 million in third-quarter 2013, $113 million for the first nine months of 2014 and $68 million for the nine months of 2013. Capitalized interest included in oil and gas properties not subject to amortization totaled $20 million in third-quarter 2014, $35 million in third-quarter 2013, $65 million for the first nine months of 2014 and $46 million for the four months from June 1, 2013, to September 30, 2013.

On September 24, 2014, FCX's Board of Directors declared a quarterly dividend of $0.3125 per share, which was paid on November 3, 2014, to common shareholders of record at the close of business on October 15, 2014.

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

Commodity Contracts.  From time to time, FCX has entered into derivative contracts to hedge the market risk associated with fluctuations in the prices of commodities it purchases and sells. As a result of the acquisition of PXP, FCX assumed a variety of crude oil and natural gas commodity derivatives to hedge the exposure to the volatility of crude oil and natural gas commodity prices. Derivative financial instruments used by FCX to manage its risks do not contain credit risk-related contingent provisions. As of September 30, 2014, and December 31, 2013, FCX had no price protection contracts relating to its mine production. A discussion of FCX’s derivative contracts and programs follows.

Derivatives Designated as Hedging Instruments – Fair Value Hedges
Copper Futures and Swap Contracts. Some of FCX’s U.S. copper rod customers request a fixed market price instead of the Commodity Exchange Inc. (COMEX), a division of the New York Mercantile Exchange (NYMEX), average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures or swap contracts. Hedging gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses during the three-month or nine-month periods ended September 30, 2014 and 2013, resulting from hedge ineffectiveness. At September 30, 2014, FCX held copper futures and swap contracts that qualified for hedge accounting for 54 million pounds at an average contract price of $3.09 per pound, with maturities through December 2015.

A summary of gains (losses) recognized in revenues for derivative financial instruments related to commodity contracts that are designated and qualify as fair value hedge transactions, along with the unrealized gains (losses) on the related hedged item follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Copper futures and swap contracts:
Unrealized gains (losses):
Derivative financial instruments	$(10)	$16	$(10)	$(2)
Hedged item – firm sales commitments	10	(16)	10	2

Realized gains (losses):
Matured derivative financial instruments	1	(3)	(3)	(17)

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

A summary of FCX’s embedded commodity derivatives at September 30, 2014, follows:

	Open Positions	Average Price Per Unit		Maturities Through
		Contract	Market
Embedded derivatives in provisional sales contracts:
Copper (millions of pounds)	554	$3.14	$3.03	February 2015
Gold (thousands of ounces)	301	1,259	1,214	January 2015
Embedded derivatives in provisional purchase contracts:
Copper (millions of pounds)	98	3.16	3.03	January 2015

Crude Oil and Natural Gas Contracts. As a result of the acquisition of PXP, FCX has derivative contracts for 2014 and 2015 that consist of crude oil options and natural gas swaps. These crude oil and natural gas derivatives are not designated as hedging instruments and are recorded at fair value with the mark-to-market gains and losses recorded in revenues.

The crude oil options were entered into by PXP to protect the realized price of a portion of expected future sales in order to limit the effects of crude oil price decreases. At September 30, 2014, these contracts are composed of crude oil put spreads consisting of put options with a floor limit. The premiums associated with put options are deferred until the settlement period. At September 30, 2014, the deferred option premiums and accrued interest associated with the crude oil option contracts totaled $269 million, which was included as a reduction of the fair value of the crude oil options contracts. At September 30, 2014, the outstanding crude oil option contracts, which settle monthly and cover approximately 10 million barrels in the fourth quarter of 2014 and approximately 31 million barrels in 2015, follow:

			Average Strike Price (per barrel)[a]
Period	Instrument Type	Daily Volumes (thousand barrels)	Floor	Floor Limit	Average Deferred Premium (per barrel)	Index

2014
Oct - Dec	Put options[b]	75	$90	$70	$5.74	Brent
Oct - Dec	Put options[b]	30	95	75	6.09	Brent
Oct - Dec	Put options[b]	5	100	80	7.11	Brent

2015
Jan - Dec	Put options[b]	84	90	70	6.89	Brent

a.	The average strike prices do not reflect any premiums to purchase the put options.

b.
If the index price is less than the per barrel floor, FCX receives the difference between the per barrel floor and the index price up to a maximum of $20 per barrel less the option premium. If the index price is at or above the per barrel floor, FCX pays the option premium and no cash settlement is received.

In addition, at September 30, 2014, outstanding natural gas swaps with a weighted-average fixed swap price of $4.09 per million British thermal units (MMBtu) cover approximately 9 million MMBtu of natural gas, with maturities through December 2014 (on daily volumes of 100,000 MMBtu). If the Henry Hub index price is less than the fixed price, FCX receives the difference between the fixed price and the Henry Hub index price. FCX pays the difference between the index price and the fixed price if the Henry Hub index price is greater than the fixed price.

Copper Forward Contracts. Atlantic Copper, FCX's wholly owned smelting and refining unit in Spain, enters into forward copper contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in cost of sales. At September 30, 2014, Atlantic Copper held net forward copper purchase contracts for 46 million pounds at an average contract price of $3.12 per pound, with maturities through November 2014.

Summary of Gains (Losses). A summary of the realized and unrealized gains (losses) recognized in income before income taxes and equity in affiliated companies’ net earnings for commodity contracts that do not qualify as hedge transactions, including embedded derivatives, follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Embedded derivatives in provisional copper and gold
sales contracts[a]	$(99)	$141	$(184)	$(147)
Crude oil options and swaps[a]	57	(173)	(47)	(227)
Natural gas swaps[a]	7	3	(9)	22
Copper forward contracts[b]	(4)	—	1	3

a.	Amounts recorded in revenues.

b.	Amounts recorded in cost of sales as production and delivery costs.

Unsettled Derivative Financial Instruments
A summary of the fair values of unsettled commodity derivative financial instruments follows (in millions):

	September 30, 2014	December 31, 2013
Commodity Derivative Assets:
Derivatives designated as hedging instruments:
Copper futures and swap contracts[a]	$1	$6
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional copper and gold
sales/purchase contracts	12	63
Total derivative assets	$13	$69

Commodity Derivative Liabilities:
Derivatives designated as hedging instruments:
Copper futures and swap contracts[a]	$5	$—
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional copper and gold
sales/purchase contracts	75	16
Crude oil options[b]	182	309
Natural gas swaps	—	4
Copper forward contracts	4	1
Total derivative liabilities	$266	$330

a.	FCX paid $6 million to brokers at September 30, 2014, and $1 million at December 31, 2013, for margin requirements (recorded in other current assets).

b.	Included $269 million at September 30, 2014, and $444 million at December 31, 2013, for deferred premiums and accrued interest.

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

	Assets		Liabilities
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013

Gross amounts recognized:
Commodity contracts:
Embedded derivatives on provisional
sales/purchase contracts	$12	$63	$75	$16
Crude oil and natural gas derivatives	—	—	182	313
Copper derivatives	1	6	9	1
	13	69	266	330

Less gross amounts of offset:
Commodity contracts:
Embedded derivatives on provisional
sales/purchase contracts	—	10	—	10
Crude oil and natural gas derivatives	—	—	—	—
Copper derivatives	1	—	1	—
	1	10	1	10

Net amounts presented in balance sheet:
Commodity contracts:
Embedded derivatives on provisional
sales/purchase contracts	12	53	75	6
Crude oil and natural gas derivatives	—	—	182	313
Copper derivatives	—	6	8	1
	$12	$59	$265	$320

Balance sheet classification:
Trade accounts receivable	$1	$53	$60	$—
Other current assets	—	6	—	—
Accounts payable and accrued liabilities	11	—	169	205
Other liabilities	—	—	36	115
	$12	$59	$265	$320

Credit Risk.  FCX is exposed to credit loss when financial institutions with which FCX has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. FCX does not anticipate that any of the counterparties it deals with will default on their obligations. As of September 30, 2014, the maximum amount of credit exposure associated with derivative transactions was $12 million.

Other Financial Instruments.  Other financial instruments include cash and cash equivalents, accounts receivable, investment securities, legally restricted funds, accounts payable and accrued liabilities, dividends payable and long-term debt. The carrying value for cash and cash equivalents (which included time deposits of $72 million at September 30, 2014, and $211 million at December 31, 2013), accounts receivable, accounts payable and accrued liabilities, and dividends payable approximates fair value because of their short-term nature and generally negligible credit losses (refer to Note 8 for the fair values of investment securities, legally restricted funds and long-term debt).

In addition, FCX has non-detachable warrants, which are considered to be embedded derivative instruments, associated with FM O&G's Plains Offshore Operations Inc. (Plains Offshore) 8% Convertible Preferred Stock (Preferred Stock) (refer to Note 8 for the fair value of these instruments).

NOTE 8. FAIR VALUE MEASUREMENT
Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). FCX recognizes transfers between levels at the end of the reporting period. FCX did not have any significant transfers in or out of Level 1, 2 or 3 for third-quarter 2014 or for the first nine months of 2014.

A summary of the carrying amount and fair value of FCX’s financial instruments, other than cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and dividends payable (refer to Note 7), follows (in millions):

	At September 30, 2014
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b,c]
U.S. core fixed income fund	$22	$22	$—	$22	$—
Money market funds	20	20	20	—	—
Equity securities	4	4	4	—	—
Total	46	46	24	22	—

Legally restricted funds:[a,b,d]
U.S. core fixed income fund	50	50	—	50	—
Government bonds and notes	35	35	—	35	—
Government mortgage-backed securities	33	33	—	33	—
Corporate bonds	26	26	—	26	—
Asset-backed securities	16	16	—	16	—
Money market funds	8	8	8	—	—
Municipal bonds	1	1	—	1	—
Total	169	169	8	161	—

Derivatives:[a,e]
Embedded derivatives in provisional sales/purchase
contracts in a gross asset position	12	12	—	12	—
Copper futures and swap contracts	1	1	1	—	—
Total	13	13	1	12	—

Total assets		$228	$33	$195	$—

Liabilities
Derivatives:[a,e]
Embedded derivatives in provisional sales/purchase
contracts in a gross liability position	$75	$75	$—	$75	$—
Crude oil options	182	182	—	—	182
Copper futures and swap contracts	5	5	5	—	—
Copper forward contracts	4	4	2	2	—
Total	266	266	7	77	182

Long-term debt, including current portion[f]	19,737	19,882	—	19,882	—

Total liabilities		$20,148	$7	$19,959	$182

	At December 31, 2013
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$21	$21	$—	$21	$—
Money market funds	18	18	18	—	—
Equity securities	5	5	5	—	—
Total	44	44	23	21	—

Legally restricted funds:[a,b,d]
U.S. core fixed income fund	48	48	—	48	—
Government mortgage-backed securities	34	34	—	34	—
Corporate bonds	28	28	—	28	—
Government bonds and notes	28	28	—	28	—
Money market funds	28	28	28	—	—
Asset-backed securities	15	15	—	15	—
Municipal bonds	1	1	—	1	—
Total	182	182	28	154	—

Derivatives:[a,e]
Embedded derivatives in provisional sales/purchase
contracts in a gross asset position	63	63	—	63	—
Copper futures and swap contracts	6	6	5	1	—
Total	69	69	5	64	—

Total assets		$295	$56	$239	$—

Liabilities
Derivatives:[a]
Embedded derivatives in provisional sales/purchase
contracts in a gross liability position[e]	$16	$16	$—	$16	$—
Crude oil options[e]	309	309	—	—	309
Natural gas swaps[e]	4	4	—	4	—
Copper forward contracts[e]	1	1	1	—	—
Plains Offshore warrants[g]	2	2	—	—	2
Total	332	332	1	20	311

Long-term debt, including current portion[f]	20,706	20,487	—	20,487	—

Total liabilities		$20,819	$1	$20,507	$311

a.	Recorded at fair value.

b.	Current portion included in other current assets and long-term portion included in other assets.

c.
Excluded $115 million of time deposits (which approximated fair value) at September 30, 2014 (included in other assets), associated with an assurance bond to support PTFI's commitment for smelter development in Indonesia (refer to Note 9 for further discussion).

d.
Excluded time deposits (which approximated fair value) of $9 million at September 30, 2014 (included in other current assets), associated with a customs audit assessment at PT-FI, and $15 million included in other current assets and $210 million in other assets at December 31, 2013, associated with the Cerro Verde royalty dispute.

e.
Refer to Note 7 for further discussion and balance sheet classifications. Crude oil options are net of $269 million at September 30, 2014, and $444 million at December 31, 2013, for deferred premiums and accrued interest.

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

FCX's derivative financial instruments for crude oil options are valued using an option pricing model, which uses various inputs including IntercontinentalExchange, Inc. crude oil prices, volatilities, interest rates and contract terms. FCX's derivative financial instruments for natural gas swaps are valued using a pricing model that has various inputs including NYMEX price quotations, interest rates and contract terms. Valuations are adjusted for credit quality, using the counterparties' credit quality for asset balances and FCX's credit quality for liability balances (which considers the impact of netting agreements on counterparty credit risk, including whether the position with the counterparty is a net asset or net liability). For asset balances, FCX uses the credit default swap value for counterparties when available or the spread between the risk-free interest rate and the yield rate on the counterparties' publicly traded debt for similar instruments. The 2014 natural gas swaps are classified within Level 2 of the fair value hierarchy because the inputs used in the valuation models are directly or indirectly observable for substantially the full term of the instruments. The 2014 and 2015 crude oil options are classified within Level 3 of the fair value hierarchy because the inputs used in the valuation models are not observable for substantially the full term of the instruments. The significant unobservable inputs used in the fair value measurement of the crude oil options are implied volatilities and deferred premiums. Significant increases (decreases) in implied volatilities in isolation would result in a significantly higher (lower) fair value measurement. The implied volatilities ranged from 17 percent to 33 percent, with a weighted average of 21 percent. The deferred premiums ranged from $5.15 per barrel to $7.22 per barrel, with a weighted average of $6.64 per barrel. Refer to Note 7 for further discussion of these derivative financial instruments.

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

The techniques described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with other market participants, the use of different techniques or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the techniques used at September 30, 2014.

A summary of the changes in the fair value of FCX's Level 3 instruments follows (in millions):

	Crude Oil		Plains Offshore
	Options		Warrants
Fair value at December 31, 2013	$(309)		$(2)
Net realized losses	(21)	[a]	—
Net unrealized (losses) gains included in earnings related to assets and liabilities still held at the end of the period	(29)	[b]	2	[c]
Settlement payments	177		—
Fair value at September 30, 2014	$(182)		$—

a.	Included net realized losses of $20 million recorded in revenues and $1 million of interest expense associated with the deferred premiums.

b.	Included net unrealized losses of $28 million recorded in revenues and $1 million of interest expense associated with the deferred premiums.

c.	Recorded in other income, net.

NOTE 9. CONTINGENCIES AND COMMITMENTS
Litigation. During third-quarter 2014, there were no significant developments in previously reported legal proceedings included in Note 12 of FCX’s annual report on Form 10-K for the year ended December 31, 2013, as updated in Note 9 of FCX's quarterly report on Form 10-Q for the quarter ended March 31, 2014.

Tax and Other Matters. Cerro Verde Royalty Dispute. There were no significant changes to the Cerro Verde royalty dispute during the first nine months of 2014 (refer to Note 12 of FCX’s annual report on Form 10-K for the year ended December 31, 2013, for further discussion of this matter).

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

Required estimated income tax payments for 2012 significantly exceeded PT-FI’s 2012 reported income tax liability, which resulted in a $303 million overpayment (included in other accounts receivable in the condensed consolidated balance sheets at December 31, 2013). During second-quarter 2014, the Indonesian tax authorities issued tax assessments for 2012 of $137 million and other offsets of $15 million, and refunded the balance of $151 million (before foreign exchange adjustments). PT-FI expects to file objections and use other means available under Indonesian tax laws and regulations to recover all overpayments that remain in dispute.

As of September 30, 2014, PT-FI had $392 million included in other assets for amounts paid on disputed tax assessments, which it believes are collectable.

Mining Contract - Indonesia. On July 25, 2014, PT-FI entered into a Memorandum of Understanding (MOU) with the Indonesian government under which PT-FI and the government agreed to negotiate an amended Contract of Work (COW) to address provisions related to the size of PT-FI’s concession area, royalties and taxes, domestic processing and refining, divestment, local content, and continuation of operations post-2021.

Under the MOU, provisions to be addressed in the negotiation of an amended COW include provisions for the development of new copper smelting and refining capacity in Indonesia, which will take into consideration an equitable sharing of costs between PT-FI (and any partners in the project) and the Indonesian government through fiscal incentives, provisions for divestment to the Indonesian government and/or Indonesian nationals of up to a 30 percent interest (an additional 20.64 percent interest) in PT-FI at fair value, and continuation of operations from 2022 through 2041. The MOU provides that negotiations for an amended COW will take into consideration PT-FI’s need for assurance of legal and fiscal terms post-2021 for PT-FI to continue with its large-scale investment program for the development of its underground reserves. PT-FI is engaged in discussions with the Indonesian government regarding an amended COW.

Effective with the signing of the MOU, PT-FI provided a $115 million assurance bond to support its commitment for smelter development, agreed to increase royalties to 4.0 percent for copper and 3.75 percent for gold from the previous rates of 3.5 percent for copper and 1.0 percent for gold, and to pay export duties set forth in a new regulation. The Indonesian government revised its January 2014 regulations (as discussed in Note 13 of FCX’s annual report on Form 10-K for the year ended December 31, 2013) regarding export duties to incorporate reduced rates for copper concentrate exports for companies engaged in smelter development. The revised regulations provide for duties on copper concentrate exports during smelter development initially at 7.5 percent, declining to 5.0 percent when development progress exceeds 7.5 percent and is eliminated when development progress exceeds 30 percent. In addition, PT-FI is required to apply for renewal of export permits at six-month intervals, with the next renewal date in January 2015.

Under the MOU, no terms of the COW other than those relating to the export duties, smelter bond and royalties described previously will be changed until the completion of an amended COW.

NOTE 10. BUSINESS SEGMENTS
FCX has organized its operations into six primary divisions – North America copper mines, South America mining, Indonesia mining, Africa mining, Molybdenum mines and U.S. oil and gas operations. Notwithstanding this structure, FCX internally reports information on a mine-by-mine basis for its mining operations. Therefore, FCX concluded that its operating segments include individual mines or operations relative to its mining operations. For oil and gas operations, FCX determines its operating segments on a country-by-country basis. FCX's U.S. oil and gas operations reflect the results of FM O&G beginning June 1, 2013. Operating segments that meet certain thresholds are reportable segments, which are disclosed separately in the following tables.

On November 3, 2014, FCX completed the sale of its 80 percent ownership interests in the Candelaria mine, a separately reported segment, and the Ojos del Salado mine, reported as a component of other South America mines. Refer to Note 13 for further discussion.

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

Business Segments

(In millions)	Mining Operations
	North America Copper Mines			South America				Indonesia		Africa
													Atlantic	Other					Corporate,
											Molyb-		Copper	Mining			U.S.		Other
		Other		Cerro	Candel-	Other					denum	Rod &	Smelting	& Elimi-		Total	Oil & Gas		& Elimi-	FCX
	Morenci	Mines	Total	Verde	aria	Mines	Total	Grasberg		Tenke	Mines	Refining	& Refining	nations		Mining	Operations		nations	Total
Three Months Ended September 30, 2014
Revenues:
Unaffiliated customers	$140	$79	$219	$295	$141	$300	$736	$1,086	[a]	$379	$—	$1,219	$597	$470	[b]	$4,706	$990	[c]	$—	$5,696
Intersegment	428	843	1,271	63	48	—	111	167		49	173	8	4	(1,783)		—	—		—	—
Production and delivery	341	561	902	178	142	151	471	700		206	86	1,220	578	(1,283)		2,880	273		(1)	3,152
Depreciation, depletion and amortization	51	82	133	41	14	47	102	92		58	25	2	11	15		438	504		3	945
Impairment of oil and gas properties	—	—	—	—	—	—	—	—		—	—	—	—	—		—	308		—	308
Selling, general and administrative expenses	—	1	1	—	—	1	1	27		3	—	—	4	7		43	55		60	158
Mining exploration and research expenses	—	2	2	—	—	—	—	—		—	—	—	—	27		29	—		—	29
Environmental obligations and shutdown costs	—	(5)	(5)	—	—	—	—	—		—	—	—	—	23		18	—		—	18
Net gain on sales of assets	—	(14)	(14)	—	—	—	—	—		—	—	—	—	(32)		(46)	—		—	(46)
Operating income (loss)	176	295	471	139	33	101	273	434		161	62	5	8	(70)		1,344	(150)		(62)	1,132

Interest expense, net	1	—	1	1	—	—	1	—		—	—	—	3	19		24	51		83	158
Provision for (benefit from) income taxes	—	—	—	47	4	91	142	181		36	—	—	—	—		359	—		(10)	349
Total assets at September 30, 2014	3,689	5,742	9,431	7,030	1,511	2,210	10,751	8,537		5,010	2,089	282	948	1,025		38,073	25,328		575	63,976
Capital expenditures	158	30	188	416	7	16	439	243		40	12	1	3	11		937	908		8	1,853

Three Months Ended September 30, 2013
Revenues:
Unaffiliated customers	$100	$145	$245	$434	$318	$300	$1,052	$1,108	[a]	$406	$—	$1,247	$514	$417	[b]	$4,989	$1,176	[c]	$—	$6,165
Intersegment	375	681	1,056	27	60	—	87	3		14	121	6	2	(1,289)		—	—		—	—
Production and delivery	287	520	807	175	163	156	494	617		190	82	1,245	523	(916)		3,042	288		2	3,332
Depreciation, depletion and amortization	35	67	102	35	19	31	85	60		64	21	2	10	9		353	563		3	919
Selling, general and administrative expenses	—	1	1	—	1	1	2	29		3	—	—	5	5		45	51		62	158
Mining exploration and research expenses	—	2	2	—	—	—	—	1		—	—	—	—	52		55	—		2	57
Environmental obligations and shutdown costs	—	5	5	—	—	—	—	—		—	—	—	—	(13)		(8)	—		—	(8)
Operating income (loss)	153	231	384	251	195	112	558	404		163	18	6	(22)	(9)		1,502	274		(69)	1,707

Interest expense, net	—	—	—	—	—	—	—	—		—	—	—	4	20		24	74		64	162
Provision for income taxes	—	—	—	92	67	35	194	173		33	—	—	—	—		400	—		99	499
Total assets at September 30, 2013	2,915	5,734	8,649	6,440	1,612	2,478	10,530	7,399		4,862	2,094	308	691	1,267		35,800	26,347		451	62,598
Capital expenditures	172	80	252	224	23	17	264	209		52	46	1	20	51		895	738		12	1,645

a.	Included PT-FI’s sales to PT Smelting totaling $628 million in third-quarter 2014 and $458 million in third-quarter 2013.

b.	Included revenues from FCX's molybdenum sales company, which included sales of molybdenum produced by the Molybdenum mines and by certain of the North and South America copper mines.

c.	Included net mark-to-market gains (losses) associated with crude oil and natural gas derivative contracts totaling $64 million in third-quarter 2014 and $(170) million in third-quarter 2013.

(In millions)	Mining Operations
	North America Copper Mines			South America				Indonesia		Africa
													Atlantic	Other					Corporate,
											Molyb-		Copper	Mining			U.S.		Other
		Other		Cerro	Candel-	Other					denum	Rod &	Smelting	& Elimi-		Total	Oil & Gas		& Elimi-		FCX
	Morenci	Mines	Total	Verde	aria	Mines	Total	Grasberg		Tenke	Mines	Refining	& Refining	nations		Mining	Operations		nations		Total
Nine Months Ended September 30, 2014
Revenues:
Unaffiliated customers	$215	$195	$410	$996	$482	$905	$2,383	$2,071	[a]	$1,071	$—	$3,599	$1,808	$1,374	[b]	$12,716	$3,487	[c]	$—		$16,203
Intersegment	1,346	2,489	3,835	150	238	5	393	175		102	469	24	15	(5,013)		—	—		—		—
Production and delivery	936	1,622	2,558	538	456	483	1,477	1,594		556	243	3,601	1,784	(3,753)		8,060	913		(2)		8,971
Depreciation, depletion and amortization	128	240	368	120	49	115	284	194		172	71	7	31	51		1,178	1,736		10		2,924
Impairment of oil and gas properties	—	—	—	—	—	—	—	—		—	—	—	—	—		—	308		—		308
Selling, general and administrative expenses	1	2	3	2	1	2	5	73		9	—	—	13	20		123	171		163		457
Mining exploration and research expenses	—	6	6	—	—	—	—	—		—	—	—	—	87		93	—		—		93
Environmental obligations and shutdown costs	—	(5)	(5)	—	—	—	—	—		—	—	—	—	105		100	—		—		100
Net gain on sales of assets	—	(14)	(14)	—	—	—	—	—		—	—	—	—	(32)		(46)	—		—		(46)
Operating income (loss)	496	833	1,329	486	214	310	1,010	385		436	155	15	(5)	(117)		3,208	359		(171)		3,396

Interest expense, net	2	1	3	1	—	—	1	—		—	—	—	10	55		69	201		213		483
Provision for income taxes	—	—	—	177	72	160	409	166		93	—	—	—	—		668	—		366		1,034
Capital expenditures	691	124	815	1,207	29	42	1,278	722		100	45	3	9	38		3,010	2,392		13		5,415

Nine Months Ended September 30, 2013
Revenues:
Unaffiliated customers	$218	$266	$484	$1,035	$709	$922	$2,666	$2,443	[a]	$1,199	$—	$3,842	$1,730	$1,157	[b]	$13,521	$1,512	[c]	$3		$15,036
Intersegment	1,255	2,256	3,511	222	216	—	438	190		24	408	20	12	(4,603)		—	—		—		—
Production and delivery	885	1,574	2,459	535	504	446	1,485	1,743		560	240	3,835	1,726	(3,531)		8,517	377		10		8,904
Depreciation, depletion and amortization	105	207	312	105	44	93	242	173		179	62	7	32	31		1,038	732		8		1,778
Selling, general and administrative expenses	1	3	4	2	2	1	5	82		9	—	—	14	23		137	65		255		457
Mining exploration and research expenses	—	3	3	—	—	—	—	1		—	—	—	—	161		165	—		8		173
Environmental obligations and shutdown costs	—	(1)	(1)	—	—	—	—	—		—	—	—	—	24		23	—		—		23
Operating income (loss)	482	736	1,218	615	375	382	1,372	634		475	106	20	(30)	(154)		3,641	338		(278)		3,701

Interest expense, net	3	1	4	2	—	—	2	12		2	—	—	12	60		92	100		159		351
Provision for income taxes	—	—	—	215	131	126	472	289		99	—	—	—	—		860	—		107	[d]	967
Capital expenditures	529	266	795	596	91	47	734	720		155	128	3	39	91		2,665	928		30		3,623

a.	Included PT-FI’s sales to PT Smelting totaling $1.5 billion for the first nine months of 2014 and $1.2 billion for the first nine months of 2013.

b.	Included revenues from FCX's molybdenum sales company, which included sales of molybdenum produced by the Molybdenum mines and by certain of the North and South America copper mines.

c.
Included net mark-to-market losses associated with crude oil and natural gas derivative contracts totaling $56 million for the first nine months of 2014 and $205 million for the period from June 1, 2013 to September 30, 2013.

d.	Included $183 million of net benefits resulting from second-quarter 2013 oil and gas acquisitions.

NOTE 11. GUARANTOR FINANCIAL STATEMENTS
In March 2013, FCX completed the sale of $6.5 billion of senior notes. These notes, along with FCX's senior notes sold in February 2012, are fully and unconditionally guaranteed on a senior basis jointly and severally by FM O&G LLC, as guarantor, which is a 100 percent owned subsidiary of FM O&G and FCX. The guarantee is an unsecured obligation of the guarantor and ranks equal in right of payment with all existing and future indebtedness of FM O&G LLC, including indebtedness under the revolving credit facility. The guarantee ranks senior in right of payment with all of FM O&G LLC's future subordinated obligations and is effectively subordinated in right of payment to any debt of FM O&G LLC's subsidiaries. In the future, FM O&G LLC's guarantee may be released or terminated for certain obligations under the following circumstances: (i) all or substantially all of the equity interests or assets of FM O&G LLC are sold to a third party; or (ii) FM O&G LLC no longer has any obligations under any FM O&G senior notes or any refinancing thereof and no longer guarantees any obligations of FCX under the revolver, the term loan or any other senior debt.

The following condensed consolidating financial information includes information regarding FCX, as issuer, FM O&G LLC, as guarantor, and all other non-guarantor subsidiaries of FCX. Included are the condensed consolidating balance sheets at September 30, 2014, and December 31, 2013, and the related condensed consolidating statements of comprehensive income for the three and nine months ended September 30, 2014 and 2013, and condensed consolidating statements of cash flows for the nine months ended September 30, 2014 and 2013 (in millions), which should be read in conjunction with FCX's notes to the consolidated financial statements.
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2014

	FCX		FM O&G LLC	Non-guarantor		Consolidated
	Issuer		Guarantor	Subsidiaries	Eliminations	FCX
ASSETS
Current assets:
Cash and cash equivalents	$—		$1	$657	$—	$658
Accounts receivable	348		1,814	2,187	(2,042)	2,307
Other current assets	104		73	5,889	—	6,066
Total current assets	452		1,888	8,733	(2,042)	9,031
Property, plant, equipment and mining development costs, net	23		45	26,236	—	26,304
Oil and gas properties, net - full cost method:
Subject to amortization, less accumulated amortization	—		4,235	6,727	344	11,306
Not subject to amortization	—		2,346	8,685	—	11,031
Investments in consolidated subsidiaries	33,908		10,492	13,063	(57,463)	—
Goodwill	—		217	1,500	—	1,717
Other assets	6,512		3,913	4,439	(10,277)	4,587
Total assets	$40,895		$23,136	$69,383	$(69,438)	$63,976

LIABILITIES AND EQUITY
Current liabilities	$1,664		$985	$5,294	$(1,600)	$6,343
Long-term debt, less current portion	13,355		5,301	6,562	(7,243)	17,975
Deferred income taxes	4,233	[a]	—	3,326	—	7,559
Environmental and asset retirement obligations, less current portion	—		302	3,352	—	3,654
Other liabilities	52		3,403	1,751	(3,476)	1,730
Total liabilities	19,304		9,991	20,285	(12,319)	37,261

Redeemable noncontrolling interest	—		—	749	—	749

Equity:
Stockholders' equity	21,591		13,145	44,460	(57,605)	21,591
Noncontrolling interests	—		—	3,889	486	4,375
Total equity	21,591		13,145	48,349	(57,119)	25,966
Total liabilities and equity	$40,895		$23,136	$69,383	$(69,438)	$63,976

a.	All U.S. related deferred income taxes are recorded at the parent company.

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2013

	FCX		FM O&G LLC	Non-guarantor		Consolidated
	Issuer		Guarantor	Subsidiaries	Eliminations	FCX
ASSETS
Current assets:
Cash and cash equivalents	$—		$—	$1,985	$—	$1,985
Accounts receivable	855		659	2,258	(1,210)	2,562
Other current assets	114		38	5,273	—	5,425
Total current assets	969		697	9,516	(1,210)	9,972
Property, plant, equipment and mining development costs, net	27		43	23,972	—	24,042
Oil and gas properties, net - full cost method:
Subject to amortization, less accumulated amortization	—		6,207	6,265	—	12,472
Not subject to amortization	—		2,649	8,238	—	10,887
Investments in consolidated subsidiaries	31,162		9,712	12,468	(53,342)	—
Goodwill	—		437	1,479	—	1,916
Other assets	7,126		4,640	4,128	(11,710)	4,184
Total assets	$39,284		$24,385	$66,066	$(66,262)	$63,473

LIABILITIES AND EQUITY
Current liabilities	$1,003		$758	$4,222	$(1,210)	$4,773
Long-term debt, less current portion	13,184		7,199	8,056	(8,045)	20,394
Deferred income taxes	4,137	[a]	—	3,273	—	7,410
Environmental and asset retirement obligations, less current portion	—		301	2,958	—	3,259
Other liabilities	26		3,436	1,893	(3,665)	1,690
Total liabilities	18,350		11,694	20,402	(12,920)	37,526

Redeemable noncontrolling interest	—		—	716	—	716

Equity:
Stockholders' equity	20,934		12,691	41,100	(53,791)	20,934
Noncontrolling interests	—		—	3,848	449	4,297
Total equity	20,934		12,691	44,948	(53,342)	25,231
Total liabilities and equity	$39,284		$24,385	$66,066	$(66,262)	$63,473

a.	All U.S. related deferred income taxes are recorded at the parent company.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Three and Nine Months Ended September 30, 2014

Three Months Ended September 30, 2014
	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Revenues	$—	$370	$5,326	$—	$5,696
Total costs and expenses	12	916	3,966	(330)	4,564
Operating (loss) income	(12)	(546)	1,360	330	1,132
Interest expense, net	(99)	(38)	(37)	16	(158)
Net gain on early extinguishment of debt	—	58	—	—	58
Other income (expense), net	15	—	24	(16)	23
Benefit from (provision for) income taxes	46	(104)	(166)	(125)	(349)
Equity in affiliated companies' net earnings (losses)	602	381	(111)	(874)	(2)
Net income (loss)	552	(249)	1,070	(669)	704
Net income and preferred dividends attributable to noncontrolling interests	—	—	(130)	(22)	(152)
Net income (loss) attributable to FCX common stockholders	$552	$(249)	$940	$(691)	$552

Other comprehensive income	—	—	7	—	7
Total comprehensive income (loss)	$552	$(249)	$947	$(691)	$559

Nine Months Ended September 30, 2014
	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Revenues	$—	$1,584	$14,619	$—	$16,203
Total costs and expenses	44	1,931	11,170	(338)	12,807
Operating (loss) income	(44)	(347)	3,449	338	3,396
Interest expense, net	(268)	(123)	(146)	54	(483)
Net (loss) gain on early extinguishment of debt	(1)	64	—	—	63
Other income (expense), net	52	1	49	(54)	48
Benefit from (provision for) income taxes	51	(121)	(836)	(128)	(1,034)
Equity in affiliated companies' net earnings (losses)	1,754	637	228	(2,619)	—
Net income (loss)	1,544	111	2,744	(2,409)	1,990
Net income and preferred dividends attributable to noncontrolling interests	—	—	(421)	(25)	(446)
Net income (loss) attributable to FCX common stockholders	$1,544	$111	$2,323	$(2,434)	$1,544

Other comprehensive income	—	—	11	—	11
Total comprehensive income (loss)	$1,544	$111	$2,334	$(2,434)	$1,555

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Three and Nine Months Ended September 30, 2013

Three Months Ended September 30, 2013
	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Revenues	$—	$512	$5,653	$—	$6,165
Total costs and expenses	11	452	3,995	—	4,458
Operating (loss) income	(11)	60	1,658	—	1,707
Interest expense, net	(94)	(51)	(40)	23	(162)
Other income (expense), net	24	—	2	(23)	3
Benefit from (provision for) income taxes	35	(5)	(529)	—	(499)
Equity in affiliated companies' net earnings (losses)	867	187	47	(1,102)	(1)
Net income (loss)	821	191	1,138	(1,102)	1,048
Net income and preferred dividends attributable to noncontrolling interests	—	—	(202)	(25)	(227)
Net income (loss) attributable to FCX common stockholders	$821	$191	$936	$(1,127)	$821

Other comprehensive income	—	—	11	—	11
Total comprehensive income (loss)	$821	$191	$947	$(1,127)	$832

Nine Months Ended September 30, 2013
	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Revenues	$—	$674	$14,362	$—	$15,036
Total costs and expenses	106	587	10,642	—	11,335
Operating (loss) income	(106)	87	3,720	—	3,701
Interest expense, net	(222)	(63)	(104)	38	(351)
Loss on early extinguishment of debt	(45)	—	—	—	(45)
Gain on investment in MMR	128	—	—	—	128
Other income (expense), net	39	—	12	(38)	13
Benefit from (provision for) income taxes	61	(10)	(1,018)	—	(967)
Equity in affiliated companies' net earnings (losses)	2,096	207	1	(2,301)	3
Net income (loss)	1,951	221	2,611	(2,301)	2,482
Net income and preferred dividends attributable to noncontrolling interests	—	—	(494)	(37)	(531)
Net income (loss) attributable to FCX common stockholders	$1,951	$221	$2,117	$(2,338)	$1,951

Other comprehensive income	—	—	22	—	22
Total comprehensive income (loss)	$1,951	$221	$2,139	$(2,338)	$1,973

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2014

	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Cash flow from operating activities:
Net income (loss)	$1,544	$111	$2,744	$(2,409)	$1,990
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	3	673	2,269	(21)	2,924
Impairment of oil and gas properties	—	625	—	(317)	308
Net losses on crude oil and natural gas derivative contracts	—	56	—	—	56
Net loss (gain) on early extinguishment of debt	1	(64)	—	—	(63)
Equity in (earnings) losses of consolidated subsidiaries	(1,754)	(637)	4	2,387	—
Other, net	87	(17)	(73)	—	(3)
(Increases) decreases in working capital and changes in other tax payments, excluding amounts from dispositions	(217)	(1,166)	684	—	(699)
Net cash (used in) provided by operating activities	(336)	(419)	5,628	(360)	4,513

Cash flow from investing activities:
Capital expenditures	—	(1,771)	(3,644)	—	(5,415)
Acquisition of Deepwater GOM interests	—	—	(1,421)	—	(1,421)
Intercompany loans	1,151	734	—	(1,885)	—
Investment in consolidated subsidiary	(959)	(97)	(696)	1,752	—
Net proceeds from sale of Eagle Ford shale assets	—	2,971	—	—	2,971
Other, net	—	32	189	—	221
Net cash provided by (used in) investing activities	192	1,869	(5,572)	(133)	(3,644)

Cash flow from financing activities:
Proceeds from debt	2,806	—	540	—	3,346
Repayments of debt	(1,686)	(1,996)	(514)	—	(4,196)
Intercompany loans	—	213	(2,098)	1,885	—
Cash dividends and distributions paid, and contributions received	(979)	336	691	(1,392)	(1,344)
Other, net	3	(2)	(3)	—	(2)
Net cash provided by (used in) financing activities	144	(1,449)	(1,384)	493	(2,196)

Net increase (decrease) in cash and cash equivalents	—	1	(1,328)	—	(1,327)
Cash and cash equivalents at beginning of period	—	—	1,985	—	1,985
Cash and cash equivalents at end of period	$—	$1	$657	$—	$658

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2013

	FCX	FM O&G LLC		Non-guarantor			Consolidated
	Issuer	Guarantor		Subsidiaries		Eliminations	FCX
Cash flow from operating activities:
Net income (loss)	$1,951	$221		$2,611		$(2,301)	$2,482
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	3	341		1,434		—	1,778
Net losses on crude oil and natural gas derivative contracts	—	205		—		—	205
Net loss on early extinguishment of debt	45	—		—		—	45
Gain on investment in MMR	(128)	—		—		—	(128)
Equity in (earnings) losses of consolidated subsidiaries	(2,096)	(207)		2		2,301	—
Other, net	8	(15)		(143)		—	(150)
Decreases (increases) in working capital and changes in other tax payments, excluding amounts from acquisitions	112	518		(1,119)		—	(489)
Net cash (used in) provided by operating activities	(105)	1,063		2,785		—	3,743

Cash flow from investing activities:
Capital expenditures	—	(621)		(3,002)		—	(3,623)
Acquisitions, net of cash acquired	(5,437)	—		(4)		—	(5,441)
Intercompany loans	793	—		(1,095)	—	302	—
Dividends from consolidated subsidiary	321	—	—	—		(321)	—
Other, net	14	32		(70)		—	(24)
Net cash (used in) provided by investing activities	(4,309)	(589)		(4,171)		(19)	(9,088)

Cash flow from financing activities:
Proceeds from debt	11,085	—		144		—	11,229
Repayments of debt and redemption of MMR preferred stock	(4,501)	(416)		(126)		—	(5,043)
Intercompany loans	—	(56)		358		(302)	—
Cash dividends and distributions paid	(1,957)	—		(478)		321	(2,114)
Other, net	(213)	—		—		—	(213)
Net cash provided by (used in) financing activities	4,414	(472)		(102)		19	3,859

Net increase (decrease) in cash and cash equivalents	—	2		(1,488)		—	(1,486)
Cash and cash equivalents at beginning of period	—	—		3,705		—	3,705
Cash and cash equivalents at end of period	$—	$2		$2,217		$—	$2,219

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

NOTE 13. SUBSEQUENT EVENTS
Candelaria and Ojos del Salado Disposition. On November 3, 2014, FCX completed the sale of its 80 percent ownership interests in the Candelaria and Ojos del Salado copper mining operations and supporting infrastructure (Candelaria/Ojos) located in Chile to Lundin Mining Corporation for $1.8 billion in cash, before closing adjustments, and contingent consideration of up to $200 million. Contingent consideration is calculated as five percent of net copper revenues in any annual period over the next five years when the average realized copper price exceeds $4.00 per pound. Excluding contingent consideration, after-tax net proceeds approximated $1.5 billion, and FCX expects to record a gain of approximately $680 million (approximately $450 million after tax) associated with this transaction. The transaction has an effective date of June 30, 2014. FCX expects to use the proceeds from this transaction to repay indebtedness.

The sale of Candelaria/Ojos does not meet the criteria for classification as a discontinued operation.

The following table provides the major classes of assets and liabilities associated with Candelaria/Ojos at September 30, 2014 (in millions):

Current assets	$449
Long-term assets	1,160
Current liabilities	138
Long-term liabilities	92

The following table provides net income before income taxes and net income attributable to FCX associated with Candelaria/Ojos (in millions):

	Nine Months Ended
	September 30,
	2014	2013
Net income before income taxes	$236	$391
Net income attributable to FCX	132	199

Other. FCX evaluated events after September 30, 2014, and through the date the consolidated financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these consolidated financial statements.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan INC.

We have reviewed the condensed consolidated balance sheet of Freeport-McMoRan Inc. (formerly Freeport-McMoRan Copper & Gold Inc.) as of September 30, 2014, and the related consolidated statements of income and comprehensive income for the three- and nine-month periods ended September 30, 2014 and 2013, the consolidated statements of cash flows for the nine-month periods ended September 30, 2014 and 2013, and the consolidated statement of equity for the nine-month period ended September 30, 2014. These financial statements are the responsibility of the Company’s management.

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
November 7, 2014

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

In November 2014, we completed the sale of our 80 percent ownership interests in the Candelaria and Ojos del Salado copper mining operations and supporting infrastructure (Candelaria/Ojos) to Lundin Mining Corporation (Lundin) for $1.8 billion in cash and contingent consideration of up to $0.2 billion. Excluding contingent consideration, after-tax net proceeds from the transaction approximated $1.5 billion. Refer to Note 13 for further discussion.

As further discussed in Note 2, we completed the sale of our Eagle Ford shale assets for $3.1 billion (before closing adjustments) in June 2014, and acquired additional interests in the Deepwater GOM totaling $1.4 billion. Refer to "Operations - Oil and Gas" for further discussion.

Our results for third-quarter 2014, compared with third-quarter 2013, reflect lower oil volumes and price realizations for copper, gold and oil, partly offset by higher copper and gold sales volumes. Our results for the first nine months of 2014, compared with the first nine months of 2013, reflect lower copper volumes and price realizations for copper and gold, partly offset by higher gold sales volumes and a full nine months of results from FCX Oil & Gas Inc. (FM O&G). The third quarter and first nine months of 2014 were also impacted by a ceiling-test impairment charge for our oil and gas properties pursuant to full cost accounting rules (refer to Note 1), which was partly offset by net noncash mark-to-market gains on oil and gas derivative contracts. Refer to “Consolidated Results” for further discussion of our consolidated financial results for the three- and nine-month periods ended September 30, 2014 and 2013.

At September 30, 2014, we had $0.7 billion in consolidated cash and cash equivalents and $19.7 billion in total debt. During third-quarter 2014, we redeemed $1.7 billion aggregate principal amount of senior notes with an average interest rate of 6.6 percent. Additionally, on October 15, 2014, we redeemed the $400 million aggregate principal amount of our 8.625% Senior Notes. We continue to target significant reductions in debt by the end of 2016 using cash flows generated above capital expenditures and other cash requirements and potentially, net proceeds from asset sales. Refer to Note 6 and "Capital Resources and Liquidity" for further discussion.

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

Sales Volumes.  Following are our projected consolidated sales volumes for the year 2014:

Copper (millions of recoverable pounds):
North America copper mines	1,670
South America mining	1,090	[a]
Indonesia mining	710
Africa mining	445
	3,915
Gold (thousands of recoverable ounces):
Indonesia mining	1,150
North and South America mining	70	[a]
	1,220
Molybdenum (millions of recoverable pounds)	95	[b]
Oil Equivalents (million BOE, or MMBOE)	56.2

a.	Excludes estimated fourth-quarter 2014 production from the Candelaria and Ojos del Salado mines (totaling 80 million pounds of copper and 25 thousand ounces of gold).

b.	Projected molybdenum sales include 50 million pounds produced by our Molybdenum mines and 45 million pounds produced by our North and South America copper mines.

Consolidated sales for fourth-quarter 2014 are expected to approximate 1.0 billion pounds of copper, 350 thousand ounces of gold, 21 million pounds of molybdenum and 11.5 MMBOE. Projected sales volumes are dependent on a number of factors, including operational performance and other factors.

Mining Unit Net Cash Costs. Assuming average prices of $1,250 per ounce of gold and $10 per pound of molybdenum for fourth-quarter 2014, and achievement of current sales volume and cost estimates, consolidated unit net cash costs (net of by-product credits) for our copper mines are expected to average $1.52 per pound of copper for the year 2014. Quarterly unit net cash costs vary with fluctuations in sales volumes and average realized prices (primarily gold and molybdenum prices). The impact of price changes for fourth-quarter 2014 on consolidated unit net cash costs would approximate $0.01 per pound for each $50 per ounce change in the average price of gold and $0.005 per pound for each $2 per pound change in the average price of molybdenum. Refer to “Consolidated Results – Production and Delivery Costs” for further discussion of consolidated production and delivery costs for our mining operations.

Oil and Gas Cash Production Costs per BOE. Based on current sales volume and cost estimates for fourth-quarter 2014, oil and gas cash production costs are expected to approximate $21 per BOE for the year 2014 and $24 per BOE for fourth-quarter 2014. Fourth-quarter 2014 unit cost estimates reflect downtime for maintenance affecting production rates at Marlin in the Deepwater GOM. Refer to “Operations – Oil and Gas” for further discussion of oil and gas production costs.

Consolidated Operating Cash Flow. Our consolidated operating cash flows vary with prices realized from copper, gold, molybdenum and oil sales, our sales volumes, production costs, income taxes, other working capital changes and other factors. Based on current sales volume and cost estimates, and assuming average prices of $3.00 per pound of copper, $1,250 per ounce of gold, $10 per pound of molybdenum and $90 per barrel of Brent crude oil for fourth-quarter 2014, consolidated operating cash flows are estimated to approximate $5.8 billion for the year 2014 (net of $0.4 billion of working capital uses and changes in other tax payments). Projected consolidated operating cash flows for the year 2014 also reflect estimated taxes of $1.6 billion (refer to “Consolidated Results – Provision for Income Taxes” for further discussion of our projected consolidated effective annual tax rate for 2014). The impact of price changes during fourth-quarter 2014 on operating cash flows would approximate $90 million for each $0.10 per pound change in the average price of copper, $15 million for each $50 per ounce change in the average price of gold and $18 million for each $2 per pound change in the average price of molybdenum. For Brent crude oil, a $5 per barrel increase above $90 per barrel in fourth-quarter 2014 would improve 2014 operating cash flows by approximately $20 million. After giving effect to derivative contracts, which provide price protection between approximately $70 and $90 per barrel, a $5 per barrel decrease below $90 per barrel in fourth-quarter 2014 would not reduce 2014 operating cash flows.

MARKETS

Metals. World prices for copper, gold and molybdenum can fluctuate significantly. During the period from January 2004 through September 2014, the London Metal Exchange (LME) spot copper price varied from a low of $1.06 per pound in 2004 to a record high of $4.60 per pound in 2011, the London Bullion Market Association (London) PM gold price fluctuated from a low of $375 per ounce in 2004 to a record high of $1,895 per ounce in 2011, and the Metals Week Molybdenum Dealer Oxide weekly average price ranged from a low of $7.35 per pound in 2004 to a record high of $39.25 per pound in 2005. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in our “Risk Factors” contained in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2013.

Historical LME Copper Prices

Through October 31, 2014

LME Copper Prices
Exchange Stocks
000s of metric tons
Dollars per pound
1,600
1,400
1,200
1,000
800
600
400
200
0
$5.00
$4.50
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$0.00
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014

This graph presents LME spot copper prices and the combined reported stocks of copper at the LME, Commodity Exchange Inc., a division of the New York Mercantile Exchange (NYMEX), and the Shanghai Futures Exchange from January 2004 through October 2014. From 2006 through most of 2008, limited supplies, combined with growing demand from China and other emerging economies, resulted in high copper prices and low levels of inventories. We believe current copper prices are supported by a combination of demand from developing economies and pro-growth monetary and fiscal policy decisions in Europe, China and the U.S. During the first nine months of 2014, copper prices declined because of concerns about slowing growth rates in China and an outlook for higher near-term supplies. During third-quarter 2014, LME spot copper prices ranged from a low of $3.06 per pound to a high of $3.26 per pound, averaged $3.17 per pound, and closed at $3.06 per pound on September 30, 2014.

We believe the underlying long-term fundamentals of the copper business remain positive, supported by the significant role of copper in the global economy and a challenging long-term supply environment. Future copper prices are expected to be volatile and are likely to be influenced by demand from China and emerging markets, as well as economic activity in the U.S. and other industrialized countries, the timing of the development of new supplies of copper and production levels of mines and copper smelters. LME spot copper prices closed at $3.10 per pound on October 31, 2014.

This graph presents London PM gold prices from January 2004 through October 2014. An improving economic outlook and positive equity performance contributed to lower demand for gold in 2013 and the first nine months of 2014, resulting in generally lower prices. During third-quarter 2014, London PM gold prices ranged from a low of $1,214 per ounce to a high of $1,340 per ounce, averaged $1,282 per ounce and closed at $1,217 per ounce on September 30, 2014. Gold prices closed at $1,164 per ounce on October 31, 2014.

Metals Week Molybdenum Dealer Oxide Prices
Through October 31, 2014
$40
$35
$30
$25
$20
$15
$10
$5
$0
Dollars per pound
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014

This graph presents the Metals Week Molybdenum Dealer Oxide weekly average prices from January 2004 through October 2014. Molybdenum prices improved during the first nine months of 2014, resulting from improved demand in the metallurgical sector. During third-quarter 2014, the weekly average price of molybdenum ranged from a low of $11.21 per pound to a high of $13.28 per pound, averaged $12.77 per pound and was $11.21 on September 30,

2014. The Metals Week Molybdenum Dealer Oxide weekly average price was $9.38 per pound on October 31, 2014.

Oil and Gas. Market prices for crude oil and natural gas can fluctuate significantly. During the period from January 2004 through October 2014, the Brent crude oil price ranged from a low of $28.83 per barrel in 2004 to a high of $146.08 per barrel in 2008 and the NYMEX natural gas price fluctuated from a low of $2.04 per million British thermal units (MMBtu) in 2012 to a high of $13.91 per MMBtu in 2005. Crude oil and natural gas prices are affected by numerous factors beyond our control as described further in our “Risk Factors” contained in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2013.

Crude Oil & Natural Gas Prices
Through October 31, 2014
NYMEX
Brent Crude
Natural Gas Prices ($/MMBtu)
Brent Crude Oil Prices ($/Bbl)
$16
$14
$12
$10
$8
$6
$4
$2
$0
$160
$140
$120
$100
$80
$60
$40
$20
$0
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014

This graph presents Brent crude oil prices and NYMEX natural gas contract prices from January 2004 through October 2014. During third-quarter 2014 and through October 2014, oil prices have been under pressure from global oversupply primarily attributable to U.S. shale production and increased Libyan output, coupled with weak economic data in Europe and slowing Chinese demand. During third-quarter 2014, Brent crude oil prices ranged from a low of $94.67 per barrel to a high of $112.29 per barrel, averaged $103.50 per barrel and were $94.67 per barrel on September 30, 2014. Brent crude oil prices declined during October 2014 and were $85.86 per barrel on October 31, 2014.

CONSOLIDATED RESULTS

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2014		2013		2014		2013[a]
SUMMARY FINANCIAL DATA	(in millions, except per share amounts)
Revenues[b]	$5,696	[c,d]	$6,165	[c,d]	$16,203	[c,d]	$15,036	[c,d]
Operating income[b]	$1,132	[c,d,e,f,g]	$1,707	[c,d,g]	$3,396	[c,d,e,f,g]	$3,701	[c,d,g,h]
Net income attributable to common stockholders[i]	$552	[c,d,e,f,g,j,k]	$821	[c,d,g]	$1,544	[c,d,e,f,g,j,k]	$1,951	[c,d,g,h,j,l]
Diluted net income per share attributable to common stockholders	$0.53	[c,d,e,f,g,j,k]	$0.79	[c,d,g]	$1.47	[c,d,e,f,g,j,k]	$1.96	[c,d,g,h,j,l]
Diluted weighted-average common shares outstanding	1,046		1,043		1,045		993
Operating cash flows[m]	$1,926		$1,878		$4,513		$3,743
Capital expenditures	$1,853		$1,645		$5,415		$3,623
At September 30:
Cash and cash equivalents	$658		$2,219		$658		$2,219
Total debt, including current portion	$19,737		$21,123		$19,737		$21,123

a.	Includes the results of FM O&G beginning June 1, 2013.
b.As further detailed in Note 10, following is a summary of revenues and operating income (loss) by operating division (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2014	2013	2014	2013
North America copper mines	$1,490	$1,301	$4,245	$3,995
South America mining	847	1,139	2,776	3,104
Indonesia mining	1,253	1,111	2,246	2,633
Africa mining	428	420	1,173	1,223
Molybdenum mines	173	121	469	408
Rod & Refining	1,227	1,253	3,623	3,862
Atlantic Copper Smelting & Refining	601	516	1,823	1,742
U.S. oil & gas operations	990	1,176	3,487	1,512
Other mining, corporate, other & eliminations	(1,313)	(872)	(3,639)	(3,443)
Total FCX revenues	$5,696	$6,165	$16,203	$15,036

Operating income (loss)
North America copper mines	$471	$384	$1,329	$1,218
South America mining	273	558	1,010	1,372
Indonesia mining	434	404	385	634
Africa mining	161	163	436	475
Molybdenum mines	62	18	155	106
Rod & Refining	5	6	15	20
Atlantic Copper Smelting & Refining	8	(22)	(5)	(30)
U.S. oil & gas operations	(150)	274	359	338
Other mining, corporate, other & eliminations	(132)	(78)	(288)	(432)
Total FCX operating income	$1,132	$1,707	$3,396	$3,701

c.
Includes (unfavorable) favorable adjustments to provisionally priced concentrate and cathode sales recognized in prior periods totaling $(22) million ($(10) million to net income attributable to common stockholders or $(0.01) per share) for third-quarter 2014, $73 million ($35 million to net income attributable to common stockholders or $0.03 per share) for third-quarter 2013, $(118) million ($(65) million to net income attributable to common stockholders or $(0.06) per share) for the first nine months of 2014 and $(26) million ($(12) million to net income attributable to common stockholders or $(0.01) per share) for the first nine months of 2013. Refer to “Revenues” for further discussion.

d.
Includes net noncash mark-to-market gains (losses) associated with crude oil and natural gas derivative contracts totaling $122 million ($76 million to net income attributable to common stockholders or $0.07 per share) for third-quarter 2014, $(158) million ($(98) million to net income attributable to common stock or $(0.09) per share) for third-quarter 2013, $130 million ($80 million to net income attributable to common stockholders or $0.08 per share) for the first nine months of 2014, and $(194) million ($(120) million to net income attributable to common stock or $(0.12) per share) for the four-month period from June 1, 2013, to September 30, 2013. Refer to "Revenues" for further discussion.

e.
Includes a charge of $308 million ($192 million to net income attributable to common stockholders or $0.18 per share) to reduce the carrying value of oil and gas properties pursuant to full cost accounting rules.

f.	Includes a gain of $46 million ($31 million to net income attributable to common stockholders or $0.03 per share) primarily from the sale of a metals injection molding plant.

g.
Includes net credits (charges) for adjustments to environmental obligations and related litigation reserves of $1 million ($1 million to net income attributable to common stockholders or less than $0.01 per share) for third-quarter 2014, $22 million ($14 million to net income attributable to common stockholders or $0.01 per share) for third-quarter 2013, $(68) million ($(67) million to net income attributable to common stockholders or $(0.06) per share) for the first nine months of 2014 and $14 million ($7 million to net income attributable to common stockholders or $0.01 per share) for the first nine months of 2013.

h.	Includes transaction and related costs totaling $76 million ($47 million to net income attributable to common stock or $0.05 per share) principally associated with oil and gas acquisitions.

i.	We defer recognizing profits on intercompany sales until final sales to third parties occur. Refer to "Operations - Smelting & Refining" for a summary of net impacts from changes in these deferrals.

j.
Includes net gains (losses) on early extinguishment of debt totaling $58 million ($17 million to net income attributable to common stockholders or $0.02 per share) in third-quarter 2014 and $63 million ($21 million to net income attributable to common stockholders or $0.02 per share) for the first nine months of 2014 related to the redemption of senior notes and $(45) million ($(36) million to net income attributable to common stockholders or $(0.04) per share) for the first nine months of 2013 related to the termination of the acquisition bridge loan facilities.

k.
Includes a tax charge of $54 million ($47 million net of noncontrolling interests or $0.04 per share) related to changes in Chilean tax rules. Additionally, the first nine months of 2014 include a tax charge of $62 million ($0.06 per share) associated with deferred taxes recorded in connection with the allocation of goodwill to the sale of Eagle Ford properties.

l.
Includes gains associated with the oil and gas acquisitions, including $128 million to net income attributable to common stockholders or $0.13 per share, related to our preferred stock investment in and the subsequent acquisition of McMoRan Exploration Co., and $183 million to net income attributable to common stockholders or $0.18 per share, associated with net reductions in our deferred tax liabilities and deferred tax asset valuation allowances.

m.
Includes net working capital sources (uses) and changes in other tax payments of $78 million for third-quarter 2014, $(294) million for third-quarter 2013, $(699) million for the first nine months of 2014 and $(489) million for the first nine months of 2013.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014		2013	2014		2013[a]
SUMMARY OPERATING DATA
Copper (recoverable)
Production (millions of pounds)	1,027		1,063	2,906		2,952
Sales, excluding purchases (millions of pounds)	1,077		1,041	2,916		2,946
Average realized price per pound	$3.12		$3.28	$3.14		$3.31
Site production and delivery costs per pound[b]	$1.91		$1.85	$1.92	[c]	$1.96
Unit net cash costs per pound[b]	$1.34	[d]	$1.46	$1.52	[c,d]	$1.62
Gold (recoverable)
Production (thousands of ounces)	449		327	846		713
Sales, excluding purchases (thousands of ounces)	525		305	871		692
Average realized price per ounce	$1,220		$1,329	$1,251		$1,395
Molybdenum (recoverable)
Production (millions of pounds)	24		25	73		71
Sales, excluding purchases (millions of pounds)	22		23	74		71
Average realized price per pound	$14.71		$11.21	$13.01		$12.12
Oil Equivalents
Sales volumes:
MMBOE	12.5		16.5	44.7		21.5
Thousand BOE (MBOE) per day	136		179	164		176
Cash operating margin per BOE:[e]
Realized revenues	$69.08		$80.93	$75.04		$79.40
Cash production costs	20.93		16.80	19.57		16.76
Cash operating margin	$48.15		$64.13	$55.47		$62.64

a.	Includes the results of FM O&G beginning June 1, 2013.

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

c.	Excludes $0.05 per pound of copper for fixed costs charged directly to cost of sales as a result of the impact of export restrictions on PT Freeport Indonesia's (PT-FI) operating rates.

d.	Includes $0.06 per pound of copper in third-quarter 2014 and $0.02 per pound of copper for the first nine months of 2014 for export duties and increased royalty rates at PT-FI.

e.
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

Revenues
Consolidated revenues totaled $5.7 billion in third-quarter 2014 and $16.2 billion for the first nine months of 2014, compared with $6.2 billion in third-quarter 2013 and $15.0 billion for the first nine months of 2013. Revenues included the sale of copper concentrates, copper cathodes, copper rod, gold, molybdenum, silver, cobalt hydroxide and beginning June 1, 2013, the sale of oil, natural gas and natural gas liquids (NGLs) by our oil and gas operations. Following is a summary of changes in our consolidated revenues between periods (in millions):

	Three Months Ended September 30,	Nine Months Ended September 30,

Consolidated revenues - 2013 periods	$6,165	$15,036
Mining operations:
Higher (lower) sales volumes:
Copper	119	(100)
Gold	293	250
Molybdenum	(9)	35
(Lower) higher price realizations:
Copper	(172)	(496)
Gold	(57)	(126)
Molybdenum	78	66
Unfavorable impact of net adjustments for prior period provisionally priced copper sales	(95)	(92)
Lower revenues from purchased copper	(189)	(324)
Oil and gas operations:
Lower oil sales volumes	(302)	—
Lower oil price realizations, including realized cash losses on derivative contacts	(136)	—
Higher oil and gas revenues, including realized cash losses on derivative contracts	—	1,651	[a]
Favorable impact of net noncash mark-to-market adjustments on derivative contracts	280	324
Other, including intercompany eliminations	(279)	(21)
Consolidated revenues - 2014 periods	$5,696	$16,203

a. Represents the change in oil and gas revenues, excluding impacts from net noncash mark-to-market adjustments on derivative contracts, for the first nine months of 2014 compared to the four-month period from June 1, 2013, to September 30, 2013.

Mining Sales Volumes
Consolidated copper sales volumes were 1.08 billion pounds in third-quarter 2014 and 2.9 billion pounds for the first nine months of 2014, compared with 1.04 billion pounds in third-quarter 2013 and 2.9 billion pounds for the first nine months of 2013. Consolidated gold sales volumes increased to 525 thousand ounces in third-quarter 2014 and 871 thousand ounces for the first nine months of 2014, compared with 305 thousand ounces in third-quarter 2013 and 692 thousand ounces for the first nine months of 2013, primarily reflecting higher ore grades at PT-FI. Consolidated molybdenum sales volumes were 22 million pounds in third-quarter 2014 and 74 million pounds for the first nine months of 2014, compared with 23 million pounds in third-quarter 2013 and 71 million pounds for the first nine months of 2013. Refer to “Operations” for further discussion of sales volumes at our mining operations.

Metal Price Realizations
Our consolidated revenues can vary significantly as a result of fluctuations in the market prices of copper, gold and molybdenum. Following is a summary of our average price realizations from mining operations for the third quarters and first nine months of 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Copper (per pound)	$3.12	$3.28	$3.14	$3.31
Gold (per ounce)	$1,220	$1,329	$1,251	$1,395
Molybdenum (per pound)	$14.71	$11.21	$13.01	$12.12

Copper and gold realizations were lower in third-quarter 2014 and for the first nine months of 2014, compared with third-quarter 2013 and the first nine months of 2013. Realized molybdenum prices improved in third-quarter 2014 and the first nine months of 2014, compared with third-quarter 2013 and the first nine months of 2013. Refer to "Markets."

Provisionally Priced Copper Sales
During the first nine months of 2014, 43 percent of our mined copper was sold in concentrate, 31 percent as cathode and 26 percent as rod from our North America operations. Impacts of net adjustments for prior period provisionally priced sales primarily relate to copper sales. Substantially all of our copper concentrate and cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) based primarily on quoted LME monthly average spot copper prices. We receive market prices based on prices in the specified future period, which results in price fluctuations recorded through revenues until the date of settlement. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on our provisionally priced concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until final pricing on the date of settlement. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs.

Following is a summary of the (unfavorable) favorable impacts of net adjustments to the prior periods' provisionally priced copper sales for the third quarters and first nine months of 2014 and 2013 (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$(22)	$73	$(118)	$(26)
Net income attributable to common stockholders	$(10)	$35	$(65)	$(12)
Net income per share attributable to common stockholders	$(0.01)	$0.03	$(0.06)	$(0.01)

At September 30, 2014, we had provisionally priced copper sales at our copper mining operations, primarily South America and Indonesia, totaling 394 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average of $3.03 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the September 30, 2014, provisional price recorded would have an approximate $13 million impact on 2014 net income attributable to common stockholders. The LME spot copper price closed at $3.10 per pound on October 31, 2014.

Purchased Copper
From time to time, we purchase copper cathode for processing by our Rod & Refining segment when production from our North America copper mines does not meet customer demand.

Oil and Gas Revenues
Oil realizations of $88.58 per barrel in third-quarter 2014 and $93.00 per barrel for the first nine months of 2014, were lower compared with $104.33 per barrel for third-quarter 2013 and $102.76 per barrel for the four-month period from June 1, 2013, to September 30, 2013, primarily reflecting lower oil prices and higher realized cash losses on derivative contracts.

Oil sales volumes were 8.6 million barrels (MMBbls) in third-quarter 2014, 11.5 MMBbls in third-quarter 2013, 32.1 MMBbls for the first nine months of 2014 and 14.9 MMBbls for the four-month period from June 1, 2013, to September 30, 2013. Lower oil sales volumes in third-quarter 2014, compared with third-quarter 2013, primarily reflected the sale of the Eagle Ford properties in June 2014.

Refer to “Operations” for further discussion of average realizations and sales volumes at our oil and gas operations.

In connection with the acquisition of Plains Exploration & Production Company (PXP), we have derivative contracts for 2014 and 2015 that consist of crude oil options and natural gas swaps. These crude oil and natural gas derivative contracts are not designated as hedging instruments; accordingly, they are recorded at fair value with the mark-to-market gains and losses recorded in revenues each period. Following is a summary of the net noncash mark-to-market gains (losses) on crude oil and natural gas derivative contracts for the third quarters and first nine months of 2014 and 2013 (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013[a]
Revenues	$122	$(158)	$130	$(194)
Net income attributable to common stockholders	$76	$(98)	$80	$(120)
Net income per share attributable to common stockholders	$0.07	$(0.09)	$0.08	$(0.12)

a.	Reflects the four month period from June 1, 2013, to September 30, 2013.

Refer to Note 7 for further discussion of oil and gas derivative contracts.

Production and Delivery Costs
Consolidated production and delivery costs totaled $3.2 billion in third-quarter 2014 and $9.0 billion for the first nine months of 2014, compared with $3.3 billion in third-quarter 2013 and $8.9 billion for the first nine months of 2013. Higher production and delivery costs for first nine months of 2014 were primarily associated with our oil and gas operations, which included a full nine months of results for 2014, partly offset by lower costs of cathode purchases in North America and lower costs in Indonesia associated with lower volumes.

Mining Unit Site Production and Delivery Costs
Consolidated unit site production and delivery costs (before net noncash and other costs) for our copper mines of $1.91 per pound of copper in third-quarter 2014 were higher than consolidated unit site production and delivery costs of $1.85 per pound in third-quarter 2013, primarily reflecting the impact of lower production rates at PT-FI and lower copper sales volumes in South America, partly offset by higher copper sales volumes in North America.

Consolidated unit site production and delivery costs (before net noncash and other costs) for our copper mines of $1.92 per pound for the first nine months of 2014 were lower than $1.96 per pound for the first nine months of 2013, primarily reflecting higher copper sales volumes in North America, partly offset by the impact of lower production rates at PT-FI. Additionally, consolidated unit site production and delivery costs for the first nine months of 2014 exclude fixed costs charged directly to cost of sales as a result of the impact of export restrictions on PT-FI's operating rates totaling $0.05 per pound of copper.

Assuming achievement of current volume and cost estimates, consolidated unit site production and delivery costs are expected to average $1.91 per pound of copper for the year 2014. Refer to “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements.

Our mining operations require significant energy, principally diesel, electricity, coal and natural gas, most of which is obtained from third parties under long-term contracts. Energy costs are expected to approximate 20 percent of our consolidated copper production costs for the year 2014, including purchases of approximately 260 million gallons of diesel fuel; 8,000 gigawatt hours of electricity at our North America, South America and Africa copper mining operations (we generate all of our power at our Indonesia mining operation); 650 thousand metric tons of coal for our coal power plant in Indonesia; and 1 MMBtu of natural gas at certain of our North America mines.

Oil and Gas Cash Production Costs per BOE
Cash production costs for our oil and gas operations of $20.93 per BOE in third-quarter 2014 and $19.57 for the first nine months of 2014, were higher than the $16.80 per BOE in third-quarter 2013 and $16.76 for the four months from June 1, 2013, to September 30, 2013, primarily reflecting the sale of lower cost Eagle Ford properties in June 2014 and higher operating costs in California.

Assuming achievement of current volume and cost estimates for fourth-quarter 2014, cash production costs are expected to approximate $21 per BOE for the year 2014 and $24 per BOE for fourth-quarter 2014. Fourth-quarter 2014 unit cost estimates reflect downtime for maintenance affecting production rates at Marlin in the Deepwater GOM.

Refer to “Operations” for further discussion of cash production costs at our oil and gas operations.

Depreciation, Depletion and Amortization
Depreciation will vary under the unit-of-production (UOP) method as a result of changes in sales volumes and the related UOP rates at our mining and oil and gas operations. Consolidated depreciation, depletion and amortization totaled $0.9 billion in both the third quarters of 2014 and 2013, $2.9 billion for the first nine months of 2014 and $1.8 billion for the first nine months of 2013. Higher depreciation, depletion and amortization in the first nine months of 2014 was primarily associated with a full nine months of expense for our acquired oil and gas operations in 2014, compared with the four months in 2013.

Impairment of Oil and Gas Properties
Under the full cost accounting rules, a "ceiling test" is conducted each quarter to review the carrying value of the oil and gas properties for impairment. At September 30, 2014, the net capitalized costs with respect to FM O&G's U.S. oil and gas properties exceeded the related ceiling, which resulted in the recognition of an impairment charge of $308 million ($192 million to net income attributable to common stockholders), reflecting higher capitalized costs and the lower twelve-month average of the first-day-of-the-month historical reference oil price at September 30, 2014. Refer to Note 1 for further discussion.

Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses totaled $158 million in both the third quarters of 2014 and 2013, and $457 million for both the first nine months of 2014 and 2013. Excluding amounts for our oil and gas operations, which totaled $171 million for the first nine months of 2014 and $65 million for the four months from June 1, 2013, to September 30, 2013, selling, general and administrative expenses were lower in the first nine months of 2014, primarily because of transaction costs incurred during 2013 associated with the oil and gas acquisitions. Consolidated selling, general and administrative expenses were net of capitalized general and administrative expense at our oil and gas operations totaling $37 million in third-quarter 2014, $27 million in third-quarter 2013, $111 million for the first nine months of 2014 and $35 million for the four months from June 1, 2013, to September 30, 2013.

Mining Exploration and Research Expenses
Consolidated exploration and research expenses for our mining operations decreased to $29 million in third-quarter 2014 and $93 million for the first nine months of 2014, compared with $57 million in third-quarter 2013 and $173 million for the first nine months of 2013. We are actively conducting exploration activities near our existing mines with a focus on opportunities to expand reserves and resources to support development of additional future production capacity in the large mineral districts where we currently operate. Exploration results continue to indicate opportunities for what we believe could be significant future potential reserve additions in North and South America, and in the Tenke minerals district. The drilling data in North America also continue to indicate the potential for significantly expanded sulfide production. Drilling results and exploration modeling in North America have identified large scale potential sulfide resources in the Morenci and Safford/Lone Star districts, providing a long-term pipeline for future growth in reserves and production capacity in an established minerals district.

For the year 2014, mining exploration and research expenditures are expected to approximate $130 million, including $100 million for mining exploration.

Under the full cost method of accounting, exploration costs for our oil and gas operations are capitalized to oil and gas properties.

Environmental Obligations and Shutdown Costs
Environmental obligation costs reflect net revisions to our long-term environmental obligations, which will vary from period to period because of changes to environmental laws and regulations, the settlement of environmental matters and/or circumstances affecting our operations that could result in significant changes in our estimates. Shutdown costs include care and maintenance costs and any litigation, remediation or related expenditures associated with closed facilities or operations. Net charges (credits) for environmental obligations and shutdown costs totaled $18 million in third-quarter 2014 and $100 million for the first nine months of 2014, compared with $(8) million in third-quarter 2013 and $23 million for the first nine months of 2013. Refer to "Contingencies" for further discussion of environmental obligations and litigation matters associated with closed facilities or operations.

Net Gain on Sales of Assets
Net gain on sales of assets totaled $46 million ($31 million to net income attributable to common stockholders) for the third quarter and first nine months of 2014, primarily related to the sale of a metals injection molding plant.

Interest Expense, Net
Consolidated interest expense (excluding capitalized interest) totaled $212 million in third-quarter 2014, $661 million for the first nine months of 2014, $223 million in third-quarter 2013 and $465 million for the first nine months of 2013. Increased interest expense for the first nine months of 2014 was primarily associated with acquisition-related debt and assumed debt of PXP.

Capitalized interest is related to the level of expenditures for our development projects and average interest rates on our borrowings, and totaled $54 million in third-quarter 2014 and $178 million for the first nine months of 2014, compared with $61 million in third-quarter 2013 and $114 million for the first nine months of 2013. Refer to "Operations" and “Capital Resources and Liquidity - Investing Activities” for further discussion of current development projects.

Net Gain (Loss) on Early Extinguishment of Debt
Net gain (loss) on early extinguishment of debt totaled $58 million in the third quarter and $63 million for the first nine months of 2014, primarily related to the redemption of senior notes and $(45) million for the first nine months of 2013 related to the termination of the bridge loan facilities for the oil and gas acquisitions.

Gain on Investment in McMoRan Exploration Co. (MMR)
During the first nine months of 2013, we recorded a gain totaling $128 million related to the carrying value of our preferred stock investment in and the subsequent acquisition of MMR. Refer to Note 2 in our annual report on Form 10-K for the year ended December 31, 2013.

Provision for Income Taxes
Following is a summary of the approximate amounts used in the calculation of our consolidated provision for income taxes for the first nine months of 2014 and 2013 (in millions, except percentages):

	Nine Months Ended					Nine Months Ended
	September 30, 2014					September 30, 2013
	Income[a]	Effective Tax Rate		Income Tax Provision		Income[a]	Effective Tax Rate	Income Tax (Provision) Benefit
U.S.	$1,165	28%		$(321)	[b]	$1,007	26%	$(259)
South America	1,014	40%		(409)	[c]	1,325	36%	(472)
Indonesia	397	42%		(166)		622	46%	(289)
Africa	305	30%		(93)		320	31%	(99)
Eliminations and other	143	N/A		(14)		172	N/A	(31)
Annualized rate adjustment[d]	—	N/A		(31)		—	N/A	—
	3,024	34%		(1,034)		3,446	33%	(1,150)
Adjustments	—	N/A		—		—	N/A	183	[e]
Consolidated FCX	$3,024	34%	[f]	$(1,034)		$3,446	28%	$(967)

a.	Represents income by geographic location before income taxes and equity in affiliated companies’ net earnings.

b.	Includes a $62 million charge for deferred taxes recorded in connection with the allocation of goodwill to the sale of Eagle Ford properties.

c.	Includes a $54 million charge related to changes in Chilean tax rules.

d.	In accordance with applicable accounting rules, we adjust our interim provision for income taxes equal to our estimated annualized tax rate.

e.	Reflects net reductions in our deferred tax liabilities and deferred tax asset valuation allowances resulting from the oil and gas acquisitions.

f.
Our consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which we conduct operations. Accordingly, variations in the relative proportions of jurisdictional income result in fluctuations to our consolidated effective income tax rate. Assuming average prices of $3.00 per pound for copper, $1,250 per ounce for gold, $10 per pound for molybdenum and Brent crude oil of $90 per barrel for fourth-quarter 2014 and achievement of current sales volume and cost estimates, we estimate that our consolidated effective tax rate will approximate 34 percent for the year 2014.

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

Morenci Mill Expansion. The mill expansion project commenced operations in May 2014 and is expected to reach full rates by year-end 2014. The project targets average incremental annual production of approximately 225 million pounds of copper (an approximate 40 percent increase from 2013) through an increase in milling rates from 50,000 metric tons of ore per day to approximately 115,000 metric tons of ore per day. During third-quarter 2014, Morenci's mill rates averaged 77,900 metric tons per day. At full rates, Morenci's copper production is expected to average over 900 million pounds per year over the next five years.
Construction of the expanded Morenci milling facility is substantially complete. Remaining items include completion of the molybdenum circuit, which would add capacity of approximately 9 million pounds of molybdenum per year, and the construction of an expanded tailings storage facility, which is expected to be completed in 2015. As of September 30, 2014, $1.5 billion had been incurred for this project ($0.5 billion during the first nine months of 2014), with approximately $0.1 billion remaining to be incurred.

Operating Data. Following is summary operating data for the North America copper mines for the third quarters and first nine months of 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Operating Data, Net of Joint Venture Interest
Copper (recoverable)
Production (millions of pounds)	423	354	1,203	1,046
Sales, excluding purchases (millions of pounds)	436	363	1,230	1,088
Average realized price per pound	$3.17	$3.27	$3.19	$3.37

Molybdenum (millions of recoverable pounds)
Production[a]	8	9	25	26

100% Operating Data
SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	1,003,900	993,100	1,010,600	1,015,400
Average copper ore grade (percent)	0.25	0.22	0.25	0.22
Copper production (millions of recoverable pounds)	244	216	707	651

Mill operations
Ore milled (metric tons per day)	278,000	247,400	264,500	246,300
Average ore grade (percent):
Copper	0.44	0.38	0.43	0.39
Molybdenum	0.03	0.03	0.03	0.03
Copper recovery rate (percent)	87.5	86.3	85.5	84.6
Copper production (millions of recoverable pounds)	211	163	581	469

a.	Refer to "Consolidated Results" for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at the North America copper mines.

Copper sales volumes from our North America copper mines increased to 436 million pounds in third-quarter 2014 and 1.2 billion pounds for the first nine months of 2014, compared with 363 million pounds in third-quarter 2013 and 1.1 billion pounds for the first nine months of 2013, reflecting higher mining and milling rates at Morenci and higher ore grades at Chino.

Copper sales from North America are expected to approximate 1.7 billion pounds for the year 2014, compared with 1.4 billion pounds in 2013. North America copper production is expected to continue to increase for the year 2015 as a result of higher mill rates from the Morenci expansion. Refer to "Outlook" for projected molybdenum sales volumes.

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

Gross Profit per Pound of Copper and Molybdenum

The following tables summarize unit net cash costs and gross profit per pound at our North America copper mines for the third quarters and first nine months of 2014 and 2013. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended			Three Months Ended
	September 30, 2014			September 30, 2013
	By- Product Method	Co-Product Method		By- Product Method	Co-Product Method
		Copper	Molyb- denum[a]		Copper	Molyb- denum[a]
Revenues, excluding adjustments	$3.17	$3.17	$13.55	$3.27	$3.27	$10.24

Site production and delivery, before net noncash and other costs shown below	1.83	1.79	3.17	2.00	1.94	4.01
By-product credits	(0.26)	—	—	(0.24)	—	—
Treatment charges	0.11	0.11	—	0.10	0.09	—
Unit net cash costs	1.68	1.90	3.17	1.86	2.03	4.01
Depreciation, depletion and amortization	0.30	0.30	0.17	0.27	0.27	0.24
Noncash and other costs, net	0.11	0.10	0.03	0.08	0.07	0.03
Total unit costs	2.09	2.30	3.37	2.21	2.37	4.28
Revenue adjustments, primarily for pricing on prior period open sales	(0.02)	(0.02)	—	0.02	0.02	—
Gross profit per pound	$1.06	$0.85	$10.18	$1.08	$0.92	$5.96

Copper sales (millions of recoverable pounds)	434	434		362	362
Molybdenum sales (millions of recoverable pounds)[a]			8			9

	Nine Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2013
	By- Product Method	Co-Product Method		By- Product Method	Co-Product Method
		Copper	Molyb- denum[a]		Copper	Molyb- denum[a]
Revenues, excluding adjustments	$3.19	$3.19	$11.93	$3.37	$3.37	$11.03

Site production and delivery, before net noncash and other costs shown below	1.86	1.83	2.75	2.03	1.97	3.99
By-product credits	(0.25)	—	—	(0.25)	—	—
Treatment charges	0.11	0.11	—	0.10	0.10	—
Unit net cash costs	1.72	1.94	2.75	1.88	2.07	3.99
Depreciation, depletion and amortization	0.29	0.29	0.15	0.28	0.27	0.25
Noncash and other costs, net	0.09	0.08	0.03	0.08	0.08	0.03
Total unit costs	2.10	2.31	2.93	2.24	2.42	4.27
Revenue adjustments, primarily for pricing on prior period open sales	(0.01)	(0.01)	—	—	—	—
Gross profit per pound	$1.08	$0.87	$9.00	$1.13	$0.95	$6.76

Copper sales (millions of recoverable pounds)	1,224	1,224		1,084	1,084
Molybdenum sales (millions of recoverable pounds)[a]			25			26

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

Our North America copper mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) of $1.68 per pound of copper in third-quarter 2014 and $1.72 per pound for the first nine months of 2014 were lower than unit net cash costs of $1.86 per pound in third-quarter 2013 and $1.88 per pound for the first nine months of 2013, primarily reflecting higher copper sales volumes.

Because certain assets are depreciated on a straight-line basis, North America's average unit depreciation rate may vary with asset additions and the level of copper production and sales.

Assuming achievement of current sales volume and cost estimates, and an average price of $10 per pound of molybdenum for fourth-quarter 2014, average unit net cash costs (net of by-product credits) for our North America copper mines are expected to approximate $1.73 per pound of copper for the year 2014, compared with $1.87 per pound in 2013. North America's unit net cash costs for fourth-quarter 2014 would change by approximately $0.007 per pound for each $2 per pound change in the average price of molybdenum.

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

Sale Transaction. In November 2014, we completed the sale of our 80 percent ownership interests in Candelaria/Ojos to Lundin for $1.8 billion in cash and contingent consideration of up to $0.2 billion. Contingent consideration is calculated as five percent of net copper revenues in any annual period over the next five years when the average copper price exceeds $4.00 per pound. Excluding contingent consideration, we estimate after-tax net proceeds from the transaction of approximately $1.5 billion.

As of December 31, 2013, we estimated that Candelaria and Ojos del Salado had consolidated recoverable proven and probable reserves totaling 4.0 billion pounds of copper and 1.1 million ounces of gold, determined using a long-term average price of $2.00 per pound for copper and $1,000 per ounce for gold. Consolidated production for the first nine months of 2014 totaled 246 million pounds of copper and 62 thousand ounces of gold.

The transaction has an effective date of June 30, 2014. We expect to record an after-tax net gain of approximately $450 million related to the transaction. Refer to Note 13 for further discussion.

Development Activities.
Cerro Verde Expansion. Construction activities associated with a large-scale expansion at Cerro Verde are in progress. Detailed engineering and major procurement activities are complete and construction progress is approaching 40 percent completion. The project will expand the concentrator facilities from 120,000 metric tons of ore per day to 360,000 metric tons of ore per day and provide incremental annual production of approximately 600 million pounds of copper and 15 million pounds of molybdenum beginning in 2016. As of September 30, 2014, $2.7 billion had been incurred for this project ($1.2 billion during the first nine months of 2014), with approximately $1.9 billion remaining to be incurred.

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

Operating Data. Following is summary operating data for our South America mining operations for the third quarters and first nine months of 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Copper (recoverable)
Production (millions of pounds)	284	347	898	944
Sales (millions of pounds)	271	323	888	923
Average realized price per pound	$3.10	$3.30	$3.12	$3.30

Gold (recoverable)
Production (thousands of ounces)	20	30	62	70
Sales (thousands of ounces)	16	26	59	68
Average realized price per ounce	$1,234	$1,335	$1,280	$1,415

Molybdenum (millions of recoverable pounds)
Production[a]	3	4	8	8

SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	269,600	287,500	279,300	276,600
Average copper ore grade (percent)	0.50	0.48	0.50	0.49
Copper production (millions of recoverable pounds)	122	110	370	329

Mill operations
Ore milled (metric tons per day)	192,100	189,900	187,700	191,000
Average ore grade:
Copper (percent)	0.50	0.71	0.55	0.62
Gold (grams per metric ton)	0.09	0.14	0.10	0.11
Molybdenum (percent)	0.02	0.03	0.02	0.02
Copper recovery rate (percent)	86.9	90.5	88.6	90.4
Copper production (millions of recoverable pounds)	162	237	528	615

a.	Refer to "Consolidated Results" for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at Cerro Verde.

Consolidated copper sales volumes from South America of 271 million pounds in third-quarter 2014 and 888 million pounds for the first nine months of 2014 were lower than third-quarter 2013 sales of 323 million pounds and 923 million pounds for the first nine months of 2013, primarily reflecting anticipated lower ore grades at Candelaria and Cerro Verde.

Sales from South America mining are expected to approximate 1.1 billion pounds of copper for the year 2014 and exclude estimated fourth-quarter 2014 production from the Candelaria and Ojos del Salado mines (totaling approximately 80 million pounds of copper) because of the pending sale transaction. Refer to "Outlook" for projected gold and molybdenum sales volumes.

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

Gross Profit per Pound of Copper

The following tables summarize unit net cash costs and gross profit per pound of copper at the South America mining operations for the third quarters and first nine months of 2014 and 2013. Unit net cash costs per pound of copper are reflected under the by-product and co-product methods as the South America mining operations also had small amounts of molybdenum, gold and silver sales. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended		Three Months Ended
	September 30, 2014		September 30, 2013
	By-Product Method	Co-Product Method	By-Product Method	Co-Product Method
Revenues, excluding adjustments	$3.10	$3.10	$3.30	$3.30

Site production and delivery, before net noncash and other costs shown below	1.67	1.53	1.49	1.40
By-product credits	(0.23)	—	(0.22)	—
Treatment charges	0.16	0.16	0.16	0.16
Unit net cash costs	1.60	1.69	1.43	1.56
Depreciation, depletion and amortization	0.37	0.35	0.26	0.25
Noncash and other costs, net	0.07	0.07	0.05	0.02
Total unit costs	2.04	2.11	1.74	1.83
Revenue adjustments, primarily for pricing on prior period open sales	(0.06)	(0.06)	0.15	0.15
Gross profit per pound	$1.00	$0.93	$1.71	$1.62

Copper sales (millions of recoverable pounds)	271	271	323	323

	Nine Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2013
	By-Product Method	Co-Product Method	By-Product Method	Co-Product Method
Revenues, excluding adjustments	$3.12	$3.12	$3.30	$3.30

Site production and delivery, before net noncash and other costs shown below	1.61	1.48	1.57	1.46
By-product credits	(0.24)	—	(0.25)	—
Treatment charges	0.17	0.17	0.17	0.17
Unit net cash costs	1.54	1.65	1.49	1.63
Depreciation, depletion and amortization	0.32	0.30	0.26	0.24
Noncash and other costs, net	0.06	0.08	0.04	0.01
Total unit costs	1.92	2.03	1.79	1.88
Revenue adjustments, primarily for pricing on prior period open sales	(0.07)	(0.07)	(0.04)	(0.04)
Gross profit per pound	$1.13	$1.02	$1.47	$1.38

Copper sales (millions of recoverable pounds)	888	888	923	923
Our South America mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) of $1.60 per pound of copper in third-quarter 2014 and $1.54 per pound for the first nine months of 2014, were higher than unit net cash costs of $1.43 per pound in third-quarter 2013 and $1.49 per pound for the first nine months of 2013, primarily reflecting lower sales volumes.

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

Assuming achievement of current sales volume and cost estimates, and average prices of $1,250 per ounce of gold and $10 per pound of molybdenum for fourth-quarter 2014, we estimate that average unit net cash costs (net of by-product credits) for our South America mining operations would approximate $1.56 per pound of copper for the year 2014, compared with $1.43 per pound in 2013.

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

Regulatory Matters. On July 25, 2014, PT-FI entered into a Memorandum of Understanding (MOU) with the Indonesian government under which PT-FI and the government agreed to negotiate an amended Contract of Work (COW) to address provisions related to the size of PT-FI’s concession area, royalties and taxes, domestic processing and refining, divestment, local content, and continuation of operations post-2021. Execution of the MOU enabled the resumption of concentrate exports in August 2014, which had been suspended since January 2014. In addition, PT-FI is required to apply for renewal of export permits at six-month intervals, with the next renewal date in January 2015.

Under the MOU, provisions to be addressed in the negotiation of an amended COW include provisions for the development of new copper smelting and refining capacity in Indonesia, provisions for divestment to the Indonesian government and/or Indonesian nationals of up to a 30 percent interest (an additional 20.64 percent interest) in PT-FI at fair value, and continuation of operations from 2022 through 2041. The MOU provides that negotiations for an amended COW will take into consideration PT-FI’s need for assurance of legal and fiscal terms post-2021 for PT-FI to continue with its large-scale investment program for the development of its underground reserves. The revisions to the COW are expected to result in additional costs for our Indonesian operations. PT-FI is engaged in discussions with the Indonesian government regarding an amended COW.

Effective with the signing of the MOU, PT-FI provided a $115 million assurance bond to support its commitment for smelter development, agreed to increase royalties to 4.0 percent for copper and 3.75 percent for gold from the previous rates of 3.5 percent for copper and 1.0 percent for gold, and to pay export duties set forth in a new regulation. The Indonesian government revised its January 2014 regulations regarding export duties to incorporate reduced rates for copper concentrate exports for companies engaged in smelter development. The revised regulations provide for duties on copper concentrate exports during smelter development initially at 7.5 percent, declining to 5.0 percent when development progress exceeds 7.5 percent and is eliminated when development progress exceeds 30 percent. During third-quarter 2014, PT-FI paid export duties of $42 million and increased royalties of $20 million.

Under the MOU, no terms of the COW other than those relating to the export duties, the smelter bond and royalties described above will be changed until the completion of an amended COW.

Operating and Development Activities. We have several projects in progress in the Grasberg minerals district related to the development of the large-scale, long-lived, high-grade underground ore bodies. In aggregate, these underground ore bodies are expected to ramp up over several years to process approximately 240,000 metric tons of ore per day following the transition from the Grasberg open pit, currently anticipated to occur in 2017. Development of the Grasberg Block Cave and Deep Mill Level Zone (DMLZ) underground mines is advancing to enable DMLZ to commence production in 2015 and the Grasberg Block Cave mine to commence production in

2017. Over the next five years, estimated aggregate capital spending on these projects is currently expected to average $0.9 billion per year ($0.7 billion per year net to PT-FI). Considering the long-term nature and large size of these projects, actual costs could vary from these estimates. Additionally, PT-FI may reduce or defer these activities pending resolution of negotiations for an amended COW.

The following provides additional information on the continued development of the Common Infrastructure project, the Grasberg Block Cave underground mine and development of the DMLZ ore body that lies below the Deep Ore Zone (DOZ) underground mine.

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

Aggregate mine development capital for the Grasberg Block Cave mine and associated Common Infrastructure is expected to approximate $5.2 billion (incurred between 2008 and 2021), with PT-FI’s share totaling approximately $4.6 billion. Aggregate project costs totaling $1.7 billion have been incurred through September 30, 2014 ($0.3 billion during the first nine months of 2014).

DMLZ. The DMLZ ore body lies below the DOZ mine at the 2,590-meter elevation and represents the downward continuation of mineralization in the Ertsberg East Skarn system and neighboring Ertsberg porphyry. We plan to mine the ore body using a block-cave method with production beginning in 2015. Targeted production rates once the DMLZ mining operation reaches full capacity are expected to approximate 80,000 metric tons of ore per day. Drilling efforts continue to determine the extent of this ore body. Aggregate mine development capital costs for the DMLZ mine are expected to approximate $2.6 billion (incurred between 2009 and 2020), with PT-FI’s share totaling approximately $1.5 billion. Aggregate project costs totaling $1.1 billion have been incurred through September 30, 2014 ($0.2 billion during the first nine months of 2014).

Operating Data. Following is summary operating data for our Indonesia mining operations for the third quarters and first nine months of 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Operating Data, Net of Joint Venture Interest
Copper (recoverable)
Production (millions of pounds)	203	253	465	611
Sales (millions of pounds)	258	237	484	593
Average realized price per pound	$3.05	$3.30	$3.09	$3.27

Gold (recoverable)
Production (thousands of ounces)	426	297	776	640
Sales (thousands of ounces)	505	278	802	620
Average realized price per ounce	$1,219	$1,330	$1,248	$1,393

100% Operating Data
Ore milled (metric tons per day):[a]
Grasberg open pit	78,100	149,000	64,900	122,700
DOZ underground mine[b]	57,600	47,600	52,800	45,900
Big Gossan underground mine[c]	—	1,600	1,200	2,000
Total	135,700	198,200	118,900	170,600
Average ore grades:
Copper (percent)	0.88	0.74	0.78	0.71
Gold (grams per metric ton)	1.28	0.65	0.94	0.57
Recovery rates (percent):
Copper	91.4	89.7	89.9	89.1
Gold	84.6	80.3	81.5	76.3
Production (recoverable):
Copper (millions of pounds)	207	253	476	611
Gold (thousands of ounces)	426	297	777	640

a.	Amounts represent the approximate average daily throughput processed at PT-FI’s mill facilities from each producing mine.

b.	Production from the DOZ underground mine is expected to ramp up to the design rate of 80,000 metric tons of ore per day in third-quarter 2015.

c.	Production from the Big Gossan underground mine is expected to ramp up to 7,000 metric tons of ore per day in 2017.

Indonesia's sales volumes increased to 258 million pounds of copper and 505 thousand ounces of gold for third-quarter 2014, compared with 237 million pounds of copper and 278 thousand ounces of gold for third-quarter 2013, primarily reflecting higher ore grades. Indonesia's sales volumes totaled 484 million pounds of copper and 802 thousand ounces of gold for the first nine months of 2014, compared with 593 million pounds of copper and 620 thousand ounces of gold for the first nine months of 2013, reflecting lower mill throughput resulting from the export ban, offset by higher gold ore grades.

At the Grasberg mine, the sequencing of mining areas with varying ore grades causes fluctuations in quarterly and annual production of copper and gold. Consolidated sales volumes from our Indonesia mining operations are expected to approximate 0.7 billion pounds of copper and 1.15 million ounces of gold for 2014, compared with 0.9 billion pounds of copper and 1.1 million ounces of gold in 2013. Sales from Indonesia mining are expected to increase through 2016 as PT-FI gains access to higher grade ore.

On September 27, 2014, four Grasberg workers were fatally injured when a haul truck collided with a light vehicle near the Grasberg open-pit operations. Operations in the Grasberg open pit were temporarily suspended in order to complete internal and government investigations regarding the accident. On October 13, 2014, Indonesian authorities approved the resumption of operations after issuing recommendations on traffic control procedures that have been implemented by PT-FI. Workforce attendance in several operating areas reflect normal levels.
However, a large percentage of Grasberg open-pit operators have not reported to their scheduled shifts resulting in reduced production from the open pit during October. These actions conflict with agreed policies and processes in the Collective Labor Agreement (CLA), and PT-FI is working with union leadership regarding this work stoppage to resume normal operations as soon as possible.

On October 27, 2014, PT-FI received notice from union leadership indicating its intention to conduct a 30-day strike beginning on November 6, 2014. Following constructive dialogue between PT-FI and union leadership, union leadership advised PT-FI on October 31, 2014, that all strike actions had been canceled.

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

Gross Profit per Pound of Copper and per Ounce of Gold

The following tables summarize the unit net cash costs and gross profit per pound of copper and per ounce of gold at our Indonesia mining operations for the third quarters and first nine months of 2014 and 2013. Refer to “Production Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended				Three Months Ended
	September 30, 2014				September 30, 2013
	By-Product Method		Co-Product Method		By-Product Method	Co-Product Method
			Copper	Gold		Copper	Gold
Revenues, excluding adjustments	$3.05		$3.05	$1,219	$3.30	$3.30	$1,330

Site production and delivery, before net noncash and other costs shown below	2.42		1.34	537	2.30	1.54	621
Gold and silver credits	(2.44)		—	—	(1.65)	—	—
Treatment charges	0.25		0.14	56	0.23	0.15	62
Export duties	0.16		0.09	36	—	—	—
Royalty on metals	0.21	[a]	0.12	45	0.11	0.08	31
Unit net cash costs	0.60		1.69	674	0.99	1.77	714
Depreciation and amortization	0.35		0.20	79	0.25	0.17	68
Noncash and other costs, net	0.11		0.06	24	0.15	0.10	40
Total unit costs	1.06		1.95	777	1.39	2.04	822
Revenue adjustments, primarily for pricing on prior period open sales	(0.01)		(0.01)	(1)	0.08	0.08	17
PT Smelting intercompany loss	(0.19)		(0.10)	(42)	(0.15)	(0.10)	(41)
Gross profit per pound/ounce	$1.79		$0.99	$399	$1.84	$1.24	$484

Copper sales (millions of recoverable pounds)	258		258		237	237
Gold sales (thousands of recoverable ounces)				505			278

a.	Includes $0.08 per pound of copper associated with increased royalty rates.

	Nine Months Ended				Nine Months Ended
	September 30, 2014				September 30, 2013
	By-Product Method		Co-Product Method		By-Product Method	Co-Product Method
			Copper	Gold		Copper	Gold
Revenues, excluding adjustments	$3.09		$3.09	$1,248	$3.27	$3.27	$1,393

Site production and delivery, before net noncash and other costs shown below	2.90		1.72	694	2.74	1.87	795
Gold and silver credits	(2.16)		—	—	(1.52)	—	—
Treatment charges	0.25		0.15	60	0.23	0.16	67
Export duties	0.09		0.05	21	—	—	—
Royalty on metals	0.16	[a]	0.09	39	0.12	0.08	36
Unit net cash costs	1.24		2.01	814	1.57	2.11	898
Depreciation and amortization	0.40		0.24	96	0.29	0.20	85
Noncash and other costs, net	0.41	[b]	0.25	98	0.21	0.14	60
Total unit costs	2.05		2.50	1,008	2.07	2.45	1,043
Revenue adjustments, primarily for pricing on prior period open sales	(0.11)		(0.11)	22	—	—	(2)
PT Smelting intercompany profit	0.02		0.01	5	0.01	0.01	1
Gross profit per pound/ounce	$0.95		$0.49	$267	$1.21	$0.83	$349

Copper sales (millions of recoverable pounds)	484		484		593	593
Gold sales (thousands of recoverable ounces)				802			620

a.	Includes $0.04 per pound of copper for the first nine months of 2014 associated with increased royalty rates.

b.	Includes $0.30 per pound of fixed costs charged directly to cost of sales as a result of the impact of export restrictions on PT-FI's operating rates.

A significant portion of PT-FI's costs are fixed and unit costs vary depending on production volumes. Indonesia's unit net cash costs (net of gold and silver credits) totaled $0.60 per pound of copper in third-quarter 2014 and $1.24 per pound for the first nine months of 2014, compared with $0.99 per pound in third-quarter 2013 and $1.57 per pound for the first nine months of 2013, primarily reflecting higher gold and silver credits, partly offset by export duties, increased royalty rates and the impact of lower production rates.

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

PT Smelting intercompany profit (loss) represents the change in the elimination of 25 percent of PT-FI's profit on sales to PT Smelting. Refer to "Operations - Smelting & Refining" for further discussion.

Based on current sales volume and cost estimates, and assuming an average gold price of $1,250 per ounce for fourth-quarter 2014, Indonesia's unit net cash costs (net of gold and silver credits) are expected to approximate $1.19 per pound of copper for the year 2014, compared with $1.12 for the year 2013. Indonesia's projected unit net cash costs would change by approximately $0.05 per pound for each $50 per ounce change in the average price of gold for fourth-quarter 2014. Because of the fixed nature of a large portion of Indonesia's costs, unit costs vary from quarter to quarter depending on copper and gold volumes.

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

Operating Data. Following is summary operating data for our Africa mining operations for the third quarters and first nine months of 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Copper (recoverable)
Production (millions of pounds)	117	109	340	351
Sales (millions of pounds)	112	118	314	342
Average realized price per pound[a]	$3.11	$3.19	$3.09	$3.22

Cobalt (contained)
Production (millions of pounds)	8	8	22	19
Sales (millions of pounds)	8	6	23	17
Average realized price per pound	$9.99	$8.57	$9.68	$8.10

Ore milled (metric tons per day)	15,500	14,500	15,100	14,700
Average ore grades (percent):
Copper	4.13	3.94	4.09	4.32
Cobalt	0.33	0.43	0.33	0.36
Copper recovery rate (percent)	91.3	91.6	92.8	91.7

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

TFM's copper sales of 112 million pounds in third-quarter 2014 and 314 million pounds for the first nine months of 2014 were lower than copper sales of 118 million pounds in third-quarter 2013 and 342 million pounds for the first nine months of 2013, primarily because of timing of shipments.

For the year 2014, we expect sales volumes from TFM to approximate 445 million pounds of copper and 30 million pounds of cobalt, compared with 454 million pounds of copper and 25 million pounds of cobalt for the year 2013.

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

Gross Profit per Pound of Copper and Cobalt

The following tables summarize the unit net cash costs and gross profit per pound of copper and cobalt at our Africa mining operations for the third quarters and first nine months of 2014 and 2013. Refer to “Production Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended			Three Months Ended
	September 30, 2014			September 30, 2013
	By-Product Method	Co-Product Method		By-Product Method	Co-Product Method
		Copper	Cobalt		Copper	Cobalt
Revenues, excluding adjustments[a]	$3.11	$3.11	$9.99	$3.19	$3.19	$8.57

Site production and delivery, before net noncash and other costs shown below	1.61	1.40	5.32	1.43	1.38	4.14
Cobalt credits[b]	(0.58)	—	—	(0.27)	—	—
Royalty on metals	0.07	0.06	0.18	0.07	0.06	0.13
Unit net cash costs	1.10	1.46	5.50	1.23	1.44	4.27
Depreciation, depletion and amortization	0.51	0.43	1.06	0.55	0.48	1.37
Noncash and other costs, net	0.05	0.04	0.10	0.02	0.02	0.06
Total unit costs	1.66	1.93	6.66	1.80	1.94	5.70
Revenue adjustments, primarily for pricing on prior period open sales	0.01	0.01	0.39	0.03	0.03	(0.27)
Gross profit per pound	$1.46	$1.19	$3.72	$1.42	$1.28	$2.60

Copper sales (millions of recoverable pounds)	112	112		118	118
Cobalt sales (millions of contained pounds)			8			6

	Nine Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2013
	By-Product Method	Co-Product Method		By-Product Method	Co-Product Method
		Copper	Cobalt		Copper	Cobalt
Revenues, excluding adjustments[a]	$3.09	$3.09	$9.68	$3.22	$3.22	$8.10

Site production and delivery, before net noncash and other costs shown below	1.51	1.33	5.24	1.43	1.36	4.40
Cobalt credits[b]	(0.51)	—	—	(0.26)	—	—
Royalty on metals	0.07	0.06	0.16	0.06	0.06	0.14
Unit net cash costs	1.07	1.39	5.40	1.23	1.42	4.54
Depreciation, depletion and amortization	0.55	0.47	1.04	0.52	0.48	0.97
Noncash and other costs, net	0.05	0.05	0.10	0.06	0.05	0.09
Total unit costs	1.67	1.91	6.54	1.81	1.95	5.60
Revenue adjustments, primarily for pricing on prior period open sales	—	—	0.09	0.01	0.01	0.14
Gross profit per pound	$1.42	$1.18	$3.23	$1.42	$1.28	$2.64

Copper sales (millions of recoverable pounds)	314	314		342	342
Cobalt sales (millions of contained pounds)			23			17

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

Unit net cash costs (net of cobalt credits) for our Africa operations of $1.10 per pound of copper in third-quarter 2014 and $1.07 per pound for the first nine months of 2014 were lower than unit net cash costs of $1.23 per pound in both the third quarter and first nine months of 2013, primarily reflecting higher cobalt credits, partly offset by higher site production and delivery costs.

Because certain assets are depreciated on a straight-line basis, Africa's unit depreciation rate may vary with the level of copper production and sales.

Assuming achievement of current sales volume and cost estimates, and an average cobalt market price of $13 per pound for fourth-quarter 2014, average unit net cash costs (net of cobalt credits) are expected to approximate $1.16 per pound of copper for the year 2014, compared with $1.21 per pound in 2013. Africa's projected unit net cash costs would change by $0.02 per pound for each $2 per pound change in the average price of cobalt during fourth-quarter 2014.

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

Production from the Molybdenum mines totaled 13 million pounds of molybdenum in third-quarter 2014, 12 million pounds in third-quarter 2013, 40 million pounds for the first nine months of 2014 and 37 million pounds for the first nine months of 2013. Refer to "Consolidated Results" for our consolidated molybdenum operating data, which includes sales of molybdenum produced at our molybdenum mines and at our North and South America copper mines, and refer to "Outlook" for projected consolidated molybdenum sales volumes.

Unit Net Cash Costs Per Pound of Molybdenum. Unit net cash costs per pound of molybdenum is a measure intended to provide investors with information about the cash-generating capacity of our mining operations expressed on a basis relating to the primary metal product for our respective operations. We use this measure for the same purpose and for monitoring operating performance by our mining operations. This information differs from measures of performance determined in accordance with U.S. GAAP and should not be considered in isolation or as a substitute for measures of performance determined in accordance with U.S. GAAP. This measure is presented by other metals mining companies, although our measure may not be comparable to similarly titled measures reported by other companies.

Average unit net cash costs for our Molybdenum mines decreased to $7.12 per pound of molybdenum in third-quarter 2014 and $6.76 per pound for the first nine months of 2014, compared with $7.15 per pound in third-quarter 2013 and $7.08 per pound for the first nine months of 2013, primarily reflecting higher production volumes. Assuming achievement of current sales volume and cost estimates, unit net cash costs for our Molybdenum mines are expected to average approximately $7.00 per pound of molybdenum for the year 2014. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

Smelting & Refining
Treatment charges for smelting and refining copper concentrates consist of a base rate and, in certain contracts, price participation based on copper prices. Treatment charges represent a cost to our mining operations and income to Atlantic Copper and PT Smelting. Thus, higher treatment charges benefit our smelter operations and adversely affect our mining operations. Our North America copper mines are less significantly affected by changes in treatment charges because these operations are largely integrated with our wholly owned smelter located in Miami, Arizona.

Atlantic Copper, our wholly owned subsidiary located in Spain, smelts and refines copper concentrates and markets refined copper and precious metals in slimes. During the first nine months of 2014, Atlantic Copper purchased 25 percent of its concentrate requirements from our North America mining operations, 20 percent from our South America copper mines and 9 percent from our Indonesia mining operations, with the remainder purchased from third parties. Through this form of downstream integration, we are assured placement of a significant portion of our concentrate production.

We defer recognizing profits on sales from our mining operations to Atlantic Copper and on 25 percent of Indonesia mining's sales to PT Smelting until final sales to third parties occur. Changes in these deferrals attributable to variability in intercompany volumes resulted in net (reductions) additions to net income attributable to common stockholders totaling $(20) million in third-quarter 2014 and $36 million for the first nine months of 2014, compared with $2 million in third-quarter 2013 and $28 million for the first nine months of 2013. Our net deferred profits on inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income attributable to common stockholders totaled $87 million at September 30, 2014. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices will result in variability in our net deferred profits and quarterly earnings.

Oil and Gas
Our oil and gas operations provide exposure to energy markets with favorable long-term fundamentals, strong margins and cash flows, and a large resource base with financially attractive exploration and development investment opportunities. The portfolio of assets includes significant oil production facilities and growth potential in the Deepwater GOM, established oil production onshore and offshore California, large onshore natural gas resources in the Haynesville shale play in Louisiana, natural gas production from the Madden area in central Wyoming, and an industry-leading position in the emerging Inboard Lower Tertiary/Cretaceous natural gas trend located in the shallow waters of the GOM and onshore in South Louisiana. More than 90 percent of our oil and gas revenues are from oil and NGLs.

Our oil and gas operations follow the full cost method of accounting whereby all costs associated with oil and gas property acquisition, exploration and development activities are capitalized into cost centers on a country-by-country basis. Capitalized costs, along with estimated future costs to develop proved reserves and asset retirement costs that are not already included in oil and gas properties, net of related salvage value, are amortized to expense under the unit-of-production method using estimates of proved oil and natural gas reserves. The costs of unproved oil and gas properties are excluded from amortization until the properties are evaluated, at which time the related costs are subject to amortization. Our depletion, depreciation and amortization rate is affected by changes to estimates of proved reserves and costs subject to amortization, as further discussed in "Critical Accounting Estimates" in Part II, Item 7 and 7a of our annual report on Form 10-K for the year ended December 31, 2013.

Under full cost accounting rules, a "ceiling test" is conducted each quarter to review the carrying value of our oil and gas properties for impairment. As of September 30, 2014, the net capitalized costs with respect to FM O&G's U.S. oil and gas properties exceeded the related ceiling, which resulted in the recognition of an impairment charge of $308 million ($192 million to net income attributable to common stock), reflecting higher capitalized costs and the lower twelve-month average of the first-day-of-the-month historical reference oil price at September 30, 2014. We evaluated our goodwill, which totaled $1.7 billion at September 30, 2014, and is assigned to our U.S. oil and gas reporting unit, and concluded no impairment charge was required at September 30, 2014. As further discussed in "Critical Accounting Estimates" in Part II, Item 7 and 7a of our annual report on Form 10-K for the year ended December 31, 2013, events that could result in impairment of our oil and gas properties in future periods include, but are not limited to, a decline in trailing average oil and gas prices, transfers of costs into the full cost pool without equivalent increased reserve values, increased costs or negative reserve revisions. In the near term, FM O&G expects to conduct significant completion activities to assess certain of its unevaluated properties. As these assessments are completed, related costs currently recorded as unevaluated properties not subject to amortization will be transferred into the full cost pool. If these activities do not result in additions to discounted future net cash flows from proved oil and natural gas reserves at least equal to the related costs transferred (net of related tax effects), additional ceiling test impairments may occur.

During October 2014, oil prices declined significantly from the third-quarter 2014 average. Continuation of recent oil price declines, increases in capitalized costs subject to amortization and other factors discussed above, may result in future additional ceiling test impairments. A ceiling test impairment may also trigger an impairment assessment of our goodwill balance.

Exploration and Development Activities. Our oil and gas business has significant proved, probable and possible reserves, a broad range of development opportunities and high-potential exploration prospects. The business is being managed to reinvest its cash flows in projects with attractive rates of return and risk profiles.

FM O&G has a large, strategic position in the Deepwater GOM with significant current oil production, strong cash margins and existing infrastructure and facilities with excess capacity. These assets, combined with FM O&G’s large leasehold interests in an established geologic basin, provide financially attractive investment opportunities for high-impact growth in oil production and cash margins. FM O&G’s capital allocation strategy is principally focused on exploitation drilling and development opportunities that can be tied back to existing facilities. Additional oil and gas asset sales and other transactions may be considered to provide incremental funding to accelerate FM O&G’s growth plans in the Deepwater GOM.

Capital expenditures for our oil and gas operations approximated $0.9 billion for third-quarter 2014, including $0.5 billion incurred for the Deepwater GOM and $0.2 billion for the Inboard Lower Tertiary/Cretaceous natural gas trend, and $2.4 billion for the first nine months of 2014, including $1.3 billion incurred for the Deepwater GOM and $0.5 billion for the Inboard Lower Tertiary/Cretaceous natural gas trend. Capital expenditures for our oil and gas operations, which are expected to be funded by its operating cash flows and oil and gas asset sales, are projected to approximate $3.4 billion for the year 2014, including $2.0 billion for the Deepwater GOM and $0.7 billion for the Inboard Lower Tertiary/Cretaceous natural gas trend. Our future capital spending estimates may be adjusted to incorporate results from our ongoing drilling activities and follow-on development activities, and changes in market conditions.

See "Financial and Operating Data" below for further discussion of our current oil and gas operations.

Sale and Purchase Transactions. In June 2014, FM O&G completed the sale of the Eagle Ford shale assets for cash consideration of $3.1 billion ($2.6 billion net of taxes and closing adjustments). Approximately $1.3 billion of the proceeds was placed in a like-kind exchange escrow to reinvest in additional oil and gas interests and the remaining net proceeds were used to repay debt. In June 2014, FM O&G completed the acquisition of Deepwater GOM interests for $0.9 billion, including interests in the Lucius and Heidelberg oil fields and several exploration leases, and in September 2014, FM O&G acquired additional Deepwater GOM interests for $0.5 billion, including an 18.67 percent interest in the Vito oil discovery in the Mississippi Canyon area (Blocks 940, 941, 984 and 985) and a significant lease position in the Vito area.

Financial and Operating Data. Following is summary operating results for the U.S. oil and gas operations for the third quarters and first nine months of 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014[a]	2013[b]
Sales Volumes
Oil (MMBbls)	8.6	11.5	32.1	14.9
Natural gas (Bcf)	20.2	23.5	59.9	31.3
NGLs (MMBbls)	0.6	1.0	2.7	1.3
MMBOE	12.5	16.5	44.7	21.5

Average Realizations[c]
Oil (per barrel)	$88.58	$104.33	$93.00	$102.76
Natural gas (per MMBtu)	$4.02	$3.97	$4.37	$3.94
NGLs (per barrel)	$39.69	$37.16	$41.77	$36.70

Gross (Loss) Profit per BOE
Realized revenues[c]	$69.08	$80.93	$75.04	$79.40
Less: cash production costs[c]	20.93	16.80	19.57	16.76
Cash operating margin[c]	48.15	64.13	55.47	62.64
Less: depreciation, depletion and amortization	40.12	34.15	38.81	34.07
Less: impairment of oil and gas properties	24.59	—	6.90	—
Less: accretion and other costs	0.85	0.70	0.86	0.80
Plus: net noncash mark-to-market gains (losses) on derivative contracts	9.73	(9.58)	2.90	(9.04)
Plus: other net adjustments	0.09	0.06	0.05	0.04
Gross (loss) profit	$(7.59)	$19.76	$11.85	$18.77

a.	Includes results from Eagle Ford through June 19, 2014.

b.	Include the results of FM O&G beginning June 1, 2013.

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

FM O&G's average realized price for crude oil was $88.58 per barrel, net of $6.77 per barrel associated with payments on derivative contracts in third-quarter 2014, and $93.00 per barrel, net of $5.41 per barrel associated with payments on derivative contracts for the first nine months of 2014. Excluding the impact of derivative contracts, the third-quarter 2014 average realized price for crude oil was $95.35 per barrel (92 percent of the average Brent crude oil price of $103.50 per barrel) and $98.41 per barrel (92 percent of the average Brent crude oil price of $106.98 per barrel) for the first nine months of 2014.

FM O&G has derivative contracts that provide price protection averaging between approximately $70 and $90 per barrel of Brent crude oil for all of its estimated fourth-quarter 2014 oil production and approximately 80 percent of estimated 2015 oil production. See Note 7 for further discussion.

FM O&G's average realized price for natural gas was $4.02 per MMBtu in third-quarter 2014 and $4.37 per MMBtu for the first nine months of 2014. Excluding the impact of derivative contracts, the third-quarter 2014 average realized price for natural gas was $4.00 per MMBtu, compared to the NYMEX natural gas price average of $4.06 per MMBtu for the July through September 2014 contracts, and $4.58 per MMBtu for the first nine months of 2014, compared to the NYMEX natural gas price average of $4.54 per MMBtu for the January through September 2014 contracts.

Realized revenues for oil and gas operations of $69.08 per BOE in third-quarter 2014 were lower than realized revenues of $80.93 per BOE in third-quarter 2013, primarily reflecting lower oil prices (the Brent crude oil average price was $6.09 per barrel lower) and higher realized cash losses on derivative contracts ($58 million or $4.62 per BOE in third-quarter 2014, compared with $12 million or $0.74 per BOE in third-quarter 2013). Realized revenues of $75.04 per BOE for the first nine months of 2014 were lower than realized revenues of $79.40 per BOE for the four month period from June 1, 2013, to September 30, 2013 primarily reflecting higher realized cash losses on derivative contracts ($186 million or $4.16 per BOE for the first nine months of 2014, compared with $11 million or $0.49 per BOE for the four month period from June 1, 2013, to September 30, 2013).

Cash production costs of $20.93 per BOE in third-quarter 2014 and $19.57 per BOE for the first nine months of 2014 were higher than cash production costs of $16.80 per BOE in third-quarter 2013 and $16.76 per BOE for the four month period from June 1, 2013, to September 30, 2013, primarily reflecting the sale of lower cost Eagle Ford properties in June 2014 and the higher operating costs in California.

Based on current sales volume and cost estimates for fourth-quarter 2014, cash production costs are expected to approximate $21 per BOE for the year 2014 and $24 per BOE for fourth-quarter 2014. Fourth-quarter 2014 sales volumes and unit cost estimates reflect downtime for maintenance affecting production rates at Marlin in the Deepwater GOM.

The following table presents average sales volumes per day by region for our oil and gas operations for the third quarters and first nine months of 2014 and 2013:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014		2013	2014		2013[a]
Sales Volumes (MBOE per day):
GOM[b]	75		73	74		71
California	39		39	39		38
Haynesville/Madden/Other	22	[c]	21	19	[c]	22
Eagle Ford	—		46	32	[d]	45
Total oil and gas operations	136		179	164		176

a.	Includes the results of FM O&G beginning June 1, 2013.

b.
Includes sales from properties on the GOM Shelf and in the Deepwater GOM. Production from the GOM Shelf totaled 14 MBOE per day in third-quarter 2014 (18 percent of the GOM total), 12 MBOE per day for the first nine months of 2014 (17 percent of the GOM total) and 13 MBOE per day (18 percent of the GOM total) for both third-quarter 2013 and the four-month period from June 1, 2013, to September 30, 2013.

c.	Results include volume adjustments related to Eagle Ford's pre-close sales.

d.	FM O&G completed the sale of Eagle Ford on June 20, 2014.

Daily sales volumes averaged 136 MBOE in third-quarter 2014, including 93 MBbls of crude oil, 219 million cubic feet (MMcf) of natural gas and 6 MBbls of NGLs, and 164 MBOE for the first nine months of 2014, including 117 MBbls of crude oil, 220 MMcf of natural gas and 10 MBbls of NGLs. The decrease in daily average sales volumes for the 2014 periods primarily reflects the sale of Eagle Ford properties in June 2014. Oil and gas sales volumes are expected to average 125 MBOE per day for fourth-quarter 2014, comprised of 67 percent oil, 29 percent natural gas and 4 percent NGLs.

Deepwater Gulf of Mexico. Multiple development and exploration opportunities have been identified in the Deepwater GOM that are expected to benefit from tie-back opportunities to available production capacity at the FM O&G operated large-scale Holstein, Marlin and Horn Mountain deepwater production platforms. Operations to pursue these opportunities have commenced and activities are expected to accelerate following the delivery of additional contracted drillships in late 2014 and mid-year 2015. Production is also expected to benefit from the commencement of production from the Lucius oil field in late 2014, the Heidelberg oil field in 2016 and longer range development in the Vito basin area.

All major construction and installation projects for the development of the Lucius oil field in Keathley Canyon are finished, and the initial six development wells are being completed. Commissioning work is in progress with first oil production from the 80 MBbls of oil per day spar expected to be achieved in fourth-quarter 2014. The geologic results from the six wells drilled since 2009 confirm a significant oil resource. Lucius is a subsea development consisting of a truss spar hull located in 7,200 feet of water. FM O&G has a 25.1 percent working interest in Lucius.

During third-quarter 2014, fabrication work on the Heidelberg spar hull and load-out was completed in Finland. The hull for this 80 MBbls of oil per day Lucius-look-alike facility arrived in Texas in October 2014, and fabrication of the main topsides module is approximately 60 percent complete. Development drilling is underway and the project remains on track for first production in 2016. Heidelberg is a large, high-quality oil development project located in 5,300 feet of water in the Green Canyon area. FM O&G has a 12.5 percent working interest in Heidelberg.

Holstein, in which FM O&G has a 100 percent working interest, is located in Green Canyon and has production facilities capable of producing in excess of 100 MBOE per day. Drilling from the Holstein platform rig commenced in first-quarter 2014. The first sidetrack well commenced production in June 2014 and a second sidetrack well was completed in third-quarter 2014, commencing initial production in October 2014. Combined production from the first two sidetrack wells is over 4 MBOE per day. Operations to commence the third sidetrack well are under way. FM O&G expects to drill four additional sidetrack wells from the Holstein platform. FM O&G also plans to drill several subsea tie-back wells from contracted drillships to enhance production volumes from the spar.

Delineation drilling for subsalt Miocene objectives on the western flank of the Holstein Deep prospect commenced in third-quarter 2014. In October 2014, interim logging and core results above 28,500 feet from the delineation well indicated 110 net feet of pay with positive reservoir characteristics and good correlation with the discovery well. The delineation well, which is approximately one mile south of the discovery well, is currently drilling below 28,900 feet towards a proposed total depth of 32,000 feet to evaluate the primary objectives. The Holstein Deep development, in which FM O&G has a 100 percent working interest, is located west of the Holstein platform in 3,890 feet of water and is a subsea tie-back opportunity to the Holstein facility. FM O&G acquired the acreage associated with this development in a 2013 lease sale held by the BOEM. Two successful wells with approximately 500 net feet of oil pay had previously been drilled in recent years.

FM O&G drilled two exploration wells at the Copper prospect during third-quarter 2014. The first well encountered multiple hydrocarbon bearing sands in the Pliocene and Miocene totaling approximately 100 feet of net pay. Follow-on drilling at the second location was unsuccessful. FM O&G is currently evaluating future plans for this prospect, which is located southeast of the Holstein field in 4,400 feet of water and is a subsea tie-back opportunity to the Holstein facility. FM O&G has a 100 percent working interest in Copper.

Marlin, in which FM O&G has a 100 percent working interest, is located in Mississippi Canyon and has production facilities capable of producing in excess of 60 MBOE per day. Several tie-back opportunities in the area have been identified. Development drilling at Dorado commenced in October 2014. This multi-well, infill development program will target undrained fault blocks and updip resource potential south of the Marlin facility. FM O&G also plans to commence exploitation drilling at the King M63 prospect in late 2014. King is located south of the Marlin facility in 5,200 feet of water.

FM O&G has an 18.67 percent interest in the Vito oil discovery in the Mississippi Canyon area and a significant lease position in the Vito basin in the Mississippi Canyon and Atwater Valley areas. Vito, a large, deep subsalt Miocene oil discovery made in 2009, is located in approximately 4,000 feet of water and is operated by Shell Offshore Inc. Exploration and appraisal drilling in recent years confirmed a resource in high-quality, subsalt Miocene sands. Development options are under evaluation. The acquired exploration leases in the Vito basin area (with working interests ranging from 50 percent to 100 percent) provide high potential tie-back opportunities and are complementary to FM O&G’s existing lease position in the Mississippi Canyon and Atwater Valley areas.

The Power Nap exploration prospect, in which FM O&G has a 50 percent working interest, commenced drilling in September 2014 towards a proposed total depth of 31,100 feet. The prospect is a Vito analog play. Power Nap is located in the Vito basin in 4,200 feet of water and is operated by Shell Offshore Inc.

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

The Highlander discovery well is currently being completed to test Cretaceous/Tuscaloosa objectives found below the salt weld and flow testing is anticipated in fourth-quarter 2014. The Highlander onshore exploratory well, in which FM O&G is the operator and has a 72 percent working interest, located in St. Martin Parish, Louisiana, encountered gas pay in several Wilcox and Cretaceous/Tuscaloosa sands between 24,000 feet and 29,000 feet in January 2014. As previously reported, the wireline log and core data obtained from the Wilcox and Cretaceous sand packages indicated favorable reservoir characteristics with approximately 150 feet of net pay. FM O&G has identified multiple exploratory prospects in the Highlander area where it controls rights to more than 60,000 gross acres.

In September and October 2014, flow testing was performed on middle Miocene sand sections in the Blackbeard West No. 2 well on Ship Shoal Block 188, in which FM O&G has a 69.4 percent working interest. During the testing period, the well flowed at a rate of approximately 2,000 barrels of water per day with flowing tubing pressure of approximately 9,000 pounds per square inch. While the well did not result in hydrocarbon production in commercial quantities, this water rate indicates that subsalt sands on the Shelf below 20,000 feet are capable of substantial production rates. The well will be temporarily abandoned while FM O&G evaluates plans to complete and test shallower upper Miocene sands in the well. A rig will be moved to Blackbeard East in fourth-quarter 2014 to complete and test the middle Miocene sands in this well. FM O&G holds a 90 percent working interest in Blackbeard East. FM O&G plans to temporarily abandon the Davy Jones No. 2 well in order to use certain equipment from the well to advance the completion and testing of the Highlander well. Future plans for Davy Jones will be determined following the Highlander flow test.

The Farthest Gate West onshore exploration prospect, commenced drilling in October 2014 and is currently drilling below 9,100 feet towards a proposed total depth of 29,000 feet. Farthest Gate West is located onshore in Cameron Parish, Louisiana, and is a Lineham Creek analog prospect with Paleogene objectives. FM O&G is currently reviewing completion options for the Lineham Creek discovery, in which FM O&G has a 36 percent working interest.

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

International Exploration (Morocco). FM O&G has a farm-in arrangement to earn interests in exploration blocks located in the Mazagan permit area offshore Morocco. The exploration area covers 2.2 million gross acres in water depths of 4,500 to 9,900 feet. The prospects include Miocene, Cretaceous and Jurassic targets. FM O&G expects to commence drilling the first well in early 2015.

CAPITAL RESOURCES AND LIQUIDITY

Our operating cash flows vary with prices realized from copper, gold, molybdenum and oil sales, our sales volumes, production costs, income taxes, other working capital changes and other factors. We continue to target significant reductions in debt by the end of 2016 using cash flows generated above capital expenditures and other cash requirements. We have taken steps to accelerate our deleveraging plans through asset sales and will continue to evaluate our portfolio for potential future monetizations. We may also take additional steps to reduce or defer capital spending and other costs in response to market conditions.

Cash
Following is a summary of the U.S. and international components of consolidated cash and cash equivalents, including cash available to the parent company, net of noncontrolling interests' share, taxes and other costs at September 30, 2014 (in millions):

Cash at domestic companies	$61
Cash at international operations	597	[a]
Total consolidated cash and cash equivalents	658
Less: noncontrolling interests’ share	(161)
Cash, net of noncontrolling interests’ share	497
Less: withholding taxes and other	(41)
Net cash available	$456	[a]
a. Includes $121 million of consolidated cash and cash equivalents at Candelaria and Ojos del Salado ($80 million available to the parent company).

Cash held at our international operations is generally used to support our foreign operations' capital expenditures, operating expenses, working capital and other tax payments, or other cash needs. Management believes that sufficient liquidity is available in the U.S. from cash balances and availability from our revolving credit facility and uncommitted lines of credit (see discussion below). With the exception of TFM, we have not elected to permanently reinvest earnings from our foreign subsidiaries, and we have recorded deferred tax liabilities for foreign earnings that are available to be repatriated to the U.S. From time to time, our foreign subsidiaries distribute earnings to the U.S. through dividends that are subject to applicable withholding taxes and noncontrolling interests' share.

Debt
Following is a summary of our total debt and the related weighted-average interest rates at September 30, 2014 (in billions, except percentages):

			Weighted-
			Average
			Interest Rate
FCX Senior Notes	$9.5		3.6%
FM O&G Senior Notes	4.6	[a]	6.9%
FCX Term Loan	3.8		1.7%
Other FCX debt	1.8		2.8%
Total debt	$19.7		3.9%

a. On October 15, 2014, we redeemed the $400 million principal amount of our 8.625% Senior Notes. Holders received the principal amount together with the redemption premium and accrued and unpaid interest to the redemption date. We expect to report a pre-tax gain of $24 million in fourth-quarter 2014 associated with this redemption.

On May 30, 2014, we amended our revolving credit facility, extending the maturity date by one year, to May 31, 2019, and increased the aggregate principal amount available from $3.0 billion to $4.0 billion. At September 30, 2014, we had $1.1 billion of borrowings outstanding and $45 million of letters of credit issued under our revolving credit facility.

We have uncommitted unsecured short-term lines of credit with certain financial institutions, which have terms and pricing that are more favorable than our revolving credit facility. As of September 30, 2014, there were $250 million of borrowings drawn on these lines of credit.

In March 2014, Cerro Verde entered into a five-year, $1.8 billion senior unsecured credit facility. Amounts may be drawn or letters of credit issued over a two-year period to fund a portion of the expansion project (see "Operations - South America Mining") and for Cerro Verde's general corporate purposes. At September 30, 2014, there were no borrowings and no letters of credit issued under Cerro Verde’s credit facility.

Refer to Note 6 for further discussion of our debt.

Operating Activities
During the first nine months of 2014, we generated consolidated operating cash flows totaling $4.5 billion (net of $699 million for working capital uses and changes in other tax payments), compared with consolidated operating cash flows for the first nine months of 2013 of $3.7 billion (net of $489 million for working capital uses and changes in other tax payments). Consolidated operating cash flows for the first nine months of 2014 benefited from a full nine months of our oil and gas operations, partly offset by the impact of lower copper and gold price realizations and lower copper sales volumes.

Based on current operating plans and subject to future copper, gold, molybdenum and crude oil prices, we expect estimated consolidated operating cash flows for the year 2014, plus available cash, asset sales proceeds and availability under our revolving credit facility, to be sufficient to fund our budgeted capital expenditures, dividends, noncontrolling interest distributions and other cash requirements for the year. Refer to “Outlook” for further discussion of projected operating cash flows for the year 2014.

Investing Activities
Capital Expenditures. Capital expenditures, including capitalized interest, totaled $5.4 billion for the first nine months of 2014, including $2.0 billion for major projects at mining operations and $2.4 billion for oil and gas operations, compared with $3.6 billion for the first nine months of 2013, including $1.4 billion for major projects and $0.9 billion for oil and gas operations for the four month period from June 1, 2013, to September 30, 2013. Increased capital expenditures at our mining operations for the first nine months of 2014 is primarily associated with the expansion project at Cerro Verde. Refer to “Operations” for further discussion.

Capital expenditures are currently expected to approximate $7.5 billion for the year 2014, including $3.0 billion for major projects at mining operations (primarily the expansion projects at Cerro Verde and Morenci, and underground development activities at Grasberg) and $3.4 billion for oil and gas operations (primarily in the Deepwater GOM). Capital spending plans remain under review and will be revised as market conditions warrant. Refer to "Operations" for further discussion.

Acquisitions and Dispositions. In June 2014, we completed the sale of the Eagle Ford shale assets for cash consideration of $3.1 billion. Approximately $1.3 billion of the proceeds was placed in a like-kind exchange escrow to reinvest in additional oil and gas interests and the remaining net proceeds were used to repay debt. In June 2014 and September 2014, we completed acquisitions of Deepwater GOM interests totaling $1.4 billion. Refer to Note 2 for further discussion of our oil and gas acquisition and disposal transactions.

In second-quarter 2013, we paid $3.5 billion in cash (net of cash acquired) for the acquisition of PXP and $1.6 billion in cash (net of cash acquired) for the acquisition of MMR.

In March 2013, we paid $348 million (net of cash acquired) to fund the acquisition of a cobalt chemical refinery in Kokkola, Finland, and the related sales and marketing business. The acquisition was funded 70 percent by us and 30 percent by Lundin, our joint venture partner.

Financing Activities
Debt Transactions. In third-quarter 2014, we redeemed $1.7 billion of the aggregate principal amount of outstanding senior notes with an average interest rate of 6.6 percent under the equity clawback provisions of the instruments. Holders received the principal amount together with the redemption premium and accrued and unpaid interest to the redemption date.

In second-quarter 2014, we redeemed $210 million of the aggregate principal amount of the outstanding 6.625% Senior Notes. Holders received the principal amount together with the redemption premium and accrued and unpaid interest to the redemption date.

We used available cash and borrowings under the revolving credit facility and uncommitted lines of credit to fund the redemptions. Refer to Note 6 for further discussion of debt transactions for the first nine months of 2014.

Proceeds from debt for the first nine months of 2013 primarily included amounts from the sale of $6.5 billion of unsecured senior notes in four tranches with a weighted-average interest rate of 3.9 percent and borrowings of $4.0 billion under an unsecured term loan with an interest rate of LIBOR plus 1.5 percent. Net proceeds from these borrowings were used to fund the second-quarter 2013 oil and gas acquisitions, repay certain debt of PXP and for general corporate purposes. Repayments of debt for the first nine months of 2013 primarily reflected the repayment of the $3.9 billion outstanding under PXP's amended credit facility and $0.4 billion of PXP senior notes that were assumed in the oil and gas acquisitions.

Dividends. We paid dividends on our common stock totaling $1.0 billion for the first nine months of 2014 and $2.0 billion for the first nine months of 2013 (which included $1.0 billion for a supplemental dividend of $1.00 per share paid on July 1, 2013). The current annual dividend rate for our common stock is $1.25 per share ($0.3125 per share quarterly). The declaration of dividends is at the discretion of our Board of Directors (Board) and will depend upon our financial results, cash requirements, future prospects and other factors deemed relevant by the Board. The Board will continue to review our financial policy on an ongoing basis.

Cash dividends and other distributions paid to noncontrolling interests totaled $365 million for the first nine months of 2014 and $157 million for the first nine months of 2013. These payments will vary based on the cash requirements of our consolidated subsidiaries.

CONTRACTUAL OBLIGATIONS

Except as discussed in Note 13, there have been no material changes in our contractual obligations since December 31, 2013. Refer to Item 7 in our annual report on Form 10-K for the year ended December 31, 2013, for further information regarding our contractual obligations.

CONTINGENCIES

Environmental and Asset Retirement Obligations
Our current and historical operating activities are subject to stringent laws and regulations governing the protection of the environment. We perform a comprehensive annual review of our environmental and asset retirement obligations and also review changes in facts and circumstances associated with these obligations at least quarterly. During third-quarter 2014, we recorded additional asset retirement obligations totaling $403 million ($413 million on an undiscounted and unescalated basis) related to increased estimated costs to reclaim a waste stockpile at Grasberg. Additionally, in accordance with the 2011 Chilean legislation regulating mine closure, we will submit revised closure plans for our Chilean mine sites in November 2014. We expect to record additional asset retirement obligations in fourth-quarter 2014 associated with these revised closure plans. Updated cost assumptions, including increases and decreases to cost estimates, changes in the anticipated scope and timing of remediation activities, and settlement of environmental matters may result in additional revisions to certain of our environmental obligations.

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

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2014
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]		Other[b]	Total
Revenues, excluding adjustments	$1,374	$1,374	$106		$34	$1,514
Site production and delivery, before net noncash and other costs shown below	791	776	25		19	820
By-product credits	(111)	—	—		—	—
Treatment charges	50	49	—		1	50
Net cash costs	730	825	25		20	870
Depreciation, depletion and amortization	131	128	1		2	131
Noncash and other costs, net	46	45	—		1	46
Total costs	907	998	26		23	1,047
Revenue adjustments, primarily for pricing on prior period open sales	(8)	(8)	—		—	(8)
Gross profit	$459	$368	$80		$11	$459

Copper sales (millions of recoverable pounds)	434	434
Molybdenum sales (millions of recoverable pounds)[a]			8

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$3.17	$3.17	$13.55
Site production and delivery, before net noncash and other costs shown below	1.83	1.79	3.17
By-product credits	(0.26)	—	—
Treatment charges	0.11	0.11	—
Unit net cash costs	1.68	1.90	3.17
Depreciation, depletion and amortization	0.30	0.30	0.17
Noncash and other costs, net	0.11	0.10	0.03
Total unit costs	2.09	2.30	3.37
Revenue adjustments, primarily for pricing
on prior period open sales	(0.02)	(0.02)	—
Gross profit per pound	$1.06	$0.85	$10.18

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,514	$820	$131
Treatment charges	—	50	—
Noncash and other costs, net	—	46	—
Revenue adjustments, primarily for pricing on prior period open sales	(8)	—	—
Eliminations and other	(16)	(14)	2
North America copper mines	1,490	902	133
Other mining & eliminations[c]	3,216	1,978	305
Total mining	4,706	2,880	438
U.S. oil & gas operations	990	273	812	[d]
Corporate, other & eliminations	—	(1)	3
As reported in FCX’s consolidated financial statements	$5,696	$3,152	$1,253	[d]

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

d.	Includes impairment of oil and gas properties of $308 million.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs (continued)

Three Months Ended September 30, 2013
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,183	$1,183	$89	$27	$1,299
Site production and delivery, before net noncash and other costs shown below	725	701	35	18	754
By-product credits	(87)	—	—	—	—
Treatment charges	35	34	—	1	35
Net cash costs	673	735	35	19	789
Depreciation, depletion and amortization	100	97	2	1	100
Noncash and other costs, net	27	27	—	—	27
Total costs	800	859	37	20	916
Revenue adjustments, primarily for pricing on prior period open sales	9	9	—	—	9
Gross profit	$392	$333	$52	$7	$392

Copper sales (millions of recoverable pounds)	362	362
Molybdenum sales (millions of recoverable pounds)[a]			9

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$3.27	$3.27	$10.24
Site production and delivery, before net noncash and other costs shown below	2.00	1.94	4.01
By-product credits	(0.24)	—	—
Treatment charges	0.10	0.09	—
Unit net cash costs	1.86	2.03	4.01
Depreciation, depletion and amortization	0.27	0.27	0.24
Noncash and other costs, net	0.08	0.07	0.03
Total unit costs	2.21	2.37	4.28
Revenue adjustments, primarily for pricing
on prior period open sales	0.02	0.02	—
Gross profit per pound	$1.08	$0.92	$5.96

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,299	$754	$100
Treatment charges	—	35	—
Noncash and other costs, net	—	27	—
Revenue adjustments, primarily for pricing on prior period open sales	9	—	—
Eliminations and other	(7)	(9)	2
North America copper mines	1,301	807	102
Other mining & eliminations[c]	3,688	2,235	251
Total mining	4,989	3,042	353
U.S. oil & gas operations	1,176	288	563
Corporate, other & eliminations	—	2	3
As reported in FCX’s consolidated financial statements	$6,165	$3,332	$919

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs (continued)

Nine Months Ended September 30, 2014
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]		Other[b]	Total
Revenues, excluding adjustments	$3,901	$3,901	$297		$96	$4,294
Site production and delivery, before net noncash and other costs shown below	2,272	2,232	69		54	2,355
By-product credits	(310)	—	—		—	—
Treatment charges	144	140	—		4	144
Net cash costs	2,106	2,372	69		58	2,499
Depreciation, depletion and amortization	360	352	4		4	360
Noncash and other costs, net	105	104	—		1	105
Total costs	2,571	2,828	73		63	2,964
Revenue adjustments, primarily for pricing on prior period open sales	(7)	(7)	—		—	(7)
Gross profit	$1,323	$1,066	$224		$33	$1,323

Copper sales (millions of recoverable pounds)	1,224	1,224
Molybdenum sales (millions of recoverable pounds)[a]			25

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$3.19	$3.19	$11.93
Site production and delivery, before net noncash
and other costs shown below	1.86	1.83	2.75
By-product credits	(0.25)	—	—
Treatment charges	0.11	0.11	—
Unit net cash costs	1.72	1.94	2.75
Depreciation, depletion and amortization	0.29	0.29	0.15
Noncash and other costs, net	0.09	0.08	0.03
Total unit costs	2.10	2.31	2.93
Revenue adjustments, primarily for pricing
on prior period open sales	(0.01)	(0.01)	—
Gross profit per pound	$1.08	$0.87	$9.00

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$4,294	$2,355	$360
Treatment charges	—	144	—
Noncash and other costs, net	—	105	—
Revenue adjustments, primarily for pricing on prior period open sales	(7)	—	—
Eliminations and other	(42)	(46)	8
North America copper mines	4,245	2,558	368
Other mining & eliminations[c]	8,471	5,502	810
Total mining	12,716	8,060	1,178
U.S. oil & gas operations	3,487	913	2,044	[d]
Corporate, other & eliminations	—	(2)	10
As reported in FCX’s consolidated financial statements	$16,203	$8,971	$3,232	[d]

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

d.	Includes impairment of oil and gas properties of $308 million.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs (continued)

Nine Months Ended September 30, 2013
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$3,655	$3,655	$280	$80	$4,015
Site production and delivery, before net noncash and other costs shown below	2,201	2,130	101	56	2,287
By-product credits	(274)	—	—	—	—
Treatment charges	112	109	—	3	112
Net cash costs	2,039	2,239	101	59	2,399
Depreciation, depletion and amortization	303	293	6	4	303
Noncash and other costs, net	88	87	1	—	88
Total costs	2,430	2,619	108	63	2,790
Revenue adjustments, primarily for pricing on prior period open sales	(4)	(4)	—	—	(4)
Gross profit	$1,221	$1,032	$172	$17	$1,221

Copper sales (millions of recoverable pounds)	1,084	1,084
Molybdenum sales (millions of recoverable pounds)[a]			26

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$3.37	$3.37	$11.03
Site production and delivery, before net noncash
and other costs shown below	2.03	1.97	3.99
By-product credits	(0.25)	—	—
Treatment charges	0.10	0.10	—
Unit net cash costs	1.88	2.07	3.99
Depreciation, depletion and amortization	0.28	0.27	0.25
Noncash and other costs, net	0.08	0.08	0.03
Total unit costs	2.24	2.42	4.27
Revenue adjustments, primarily for pricing
on prior period open sales	—	—	—
Gross profit per pound	$1.13	$0.95	$6.76

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$4,015	$2,287	$303
Treatment charges	—	112	—
Noncash and other costs, net	—	88	—
Revenue adjustments, primarily for pricing on prior period open sales	(4)	—	—
Eliminations and other	(16)	(28)	9
North America copper mines	3,995	2,459	312
Other mining & eliminations[c]	9,526	6,058	726
Total mining	13,521	8,517	1,038
U.S. oil & gas operations	1,512	377	732
Corporate, other & eliminations	3	10	8
As reported in FCX’s consolidated financial statements	$15,036	$8,904	$1,778

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2014
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other		Total
Revenues, excluding adjustments	$840	$840	$69	[a]	$909
Site production and delivery, before net noncash and other costs shown below	451	415	43		458
By-product credits	(62)	—	—		—
Treatment charges	43	43	—		43
Royalty on metals	1	1	—		1
Net cash costs	433	459	43		502
Depreciation, depletion and amortization	102	96	6		102
Noncash and other costs, net	18	19	(1)		18
Total costs	553	574	48		622
Revenue adjustments, primarily for pricing on prior period open sales	(15)	(15)	—		(15)
Gross profit	$272	$251	$21		$272

Copper sales (millions of recoverable pounds)	271	271

Gross profit per pound of copper:

Revenues, excluding adjustments	$3.10	$3.10
Site production and delivery, before net noncash and other costs shown below	1.67	1.53
By-product credits	(0.23)	—
Treatment charges	0.16	0.16
Royalty on metals	—	—
Unit net cash costs	1.60	1.69
Depreciation, depletion and amortization	0.37	0.35
Noncash and other costs, net	0.07	0.07
Total unit costs	2.04	2.11
Revenue adjustments, primarily for pricing
on prior period open sales	(0.06)	(0.06)
Gross profit per pound	$1.00	$0.93

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$909	$458	$102
Treatment charges	(43)	—	—
Royalty on metals	(1)	—	—
Noncash and other costs, net	—	18	—
Revenue adjustments, primarily for pricing on prior period open sales	(15)	—	—
Eliminations and other	(3)	(5)	—
South America mining	847	471	102
Other mining & eliminations[b]	3,859	2,409	336
Total mining	4,706	2,880	438
U.S. oil & gas operations	990	273	812	[c]
Corporate, other & eliminations	—	(1)	3
As reported in FCX’s consolidated financial statements	$5,696	$3,152	$1,253	[c]

a.
Includes gold sales of 16 thousand ounces ($1,234 per ounce average realized price) and silver sales of 684 thousand ounces ($18.57 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

c.	Includes impairment of oil and gas properties of $308 million.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs (continued)

Three Months Ended September 30, 2013
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other		Total
Revenues, excluding adjustments	$1,065	$1,065	$79	[a]	$1,144
Site production and delivery, before net noncash and other costs shown below	483	453	35		488
By-product credits	(74)	—	—		—
Treatment charges	52	52	—		52
Net cash costs	461	505	35		540
Depreciation, depletion and amortization	85	80	5		85
Noncash and other costs, net	14	5	9		14
Total costs	560	590	49		639
Revenue adjustments, primarily for pricing on prior period open sales	49	49	—		49
Gross profit	$554	$524	$30		$554

Copper sales (millions of recoverable pounds)	323	323

Gross profit per pound of copper:

Revenues, excluding adjustments	$3.30	$3.30
Site production and delivery, before net noncash and other costs shown below	1.49	1.40
By-product credits	(0.22)	—
Treatment charges	0.16	0.16
Unit net cash costs	1.43	1.56
Depreciation, depletion and amortization	0.26	0.25
Noncash and other costs, net	0.05	0.02
Total unit costs	1.74	1.83
Revenue adjustments, primarily for pricing
on prior period open sales	0.15	0.15
Gross profit per pound	$1.71	$1.62

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,144	$488	$85
Treatment charges	(52)	—	—
Noncash and other costs, net	—	14	—
Revenue adjustments, primarily for pricing on prior period open sales	49	—	—
Eliminations and other	(2)	(8)	—
South America mining	1,139	494	85
Other mining & eliminations[b]	3,850	2,548	268
Total mining	4,989	3,042	353
U.S. oil & gas operations	1,176	288	563
Corporate, other & eliminations	—	2	3
As reported in FCX’s consolidated financial statements	$6,165	$3,332	$919

a.
Includes gold sales of 26 thousand ounces ($1,335 per ounce average realized price) and silver sales of 841 thousand ounces ($15.20 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs (continued)

Nine Months Ended September 30, 2014
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other		Total
Revenues, excluding adjustments	$2,775	$2,775	$227	[a]	$3,002
Site production and delivery, before net noncash and other costs shown below	1,424	1,315	124		1,439
By-product credits	(212)	—	—		—
Treatment charges	151	151	—		151
Royalty on metals	4	4	—		4
Net cash costs	1,367	1,470	124		1,594
Depreciation, depletion and amortization	284	266	18		284
Noncash and other costs, net	57	64	(7)		57
Total costs	1,708	1,800	135		1,935
Revenue adjustments, primarily for pricing on prior period open sales	(66)	(66)	—		(66)
Gross profit	$1,001	$909	$92		$1,001

Copper sales (millions of recoverable pounds)	888	888

Gross profit per pound of copper:

Revenues, excluding adjustments	$3.12	$3.12
Site production and delivery, before net noncash
and other costs shown below	1.61	1.48
By-product credits	(0.24)	—
Treatment charges	0.17	0.17
Royalty on metals	—	—
Unit net cash costs	1.54	1.65
Depreciation, depletion and amortization	0.32	0.30
Noncash and other costs, net	0.06	0.08
Total unit costs	1.92	2.03
Revenue adjustments, primarily for pricing
on prior period open sales	(0.07)	(0.07)
Gross profit per pound	$1.13	$1.02

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$3,002	$1,439	$284
Treatment charges	(151)	—	—
Royalty on metals	(4)	—	—
Noncash and other costs, net	—	57	—
Revenue adjustments, primarily for pricing on prior period open sales	(66)	—	—
Eliminations and other	(5)	(19)	—
South America mining	2,776	1,477	284
Other mining & eliminations[b]	9,940	6,583	894
Total mining	12,716	8,060	1,178
U.S. oil & gas operations	3,487	913	2,044	[c]
Corporate, other & eliminations	—	(2)	10
As reported in FCX’s consolidated financial statements	$16,203	$8,971	$3,232	[c]

a.
Includes gold sales of 59 thousand ounces ($1,280 per ounce average realized price) and silver sales of 2.2 million ounces ($19.10 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

c.	Includes impairment of oil and gas properties of $308 million.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs (continued)

Nine Months Ended September 30, 2013
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other		Total
Revenues, excluding adjustments	$3,042	$3,042	$245	[a]	$3,287
Site production and delivery, before net noncash and other costs shown below	1,453	1,349	119		1,468
By-product credits	(230)	—	—		—
Treatment charges	151	151	—		151
Net cash costs	1,374	1,500	119		1,619
Depreciation, depletion and amortization	242	228	14		242
Noncash and other costs, net	38	11	27		38
Total costs	1,654	1,739	160		1,899
Revenue adjustments, primarily for pricing on prior period open sales	(29)	(29)	—		(29)
Gross profit	$1,359	$1,274	$85		$1,359

Copper sales (millions of recoverable pounds)	923	923

Gross profit per pound of copper:

Revenues, excluding adjustments	$3.30	$3.30
Site production and delivery, before net noncash
and other costs shown below	1.57	1.46
By-product credits	(0.25)	—
Treatment charges	0.17	0.17
Unit net cash costs	1.49	1.63
Depreciation, depletion and amortization	0.26	0.24
Noncash and other costs, net	0.04	0.01
Total unit costs	1.79	1.88
Revenue adjustments, primarily for pricing
on prior period open sales	(0.04)	(0.04)
Gross profit per pound	$1.47	$1.38

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$3,287	$1,468	$242
Treatment charges	(151)	—	—
Noncash and other costs, net	—	38	—
Revenue adjustments, primarily for pricing on prior period open sales	(29)	—	—
Eliminations and other	(3)	(21)	—
South America mining	3,104	1,485	242
Other mining & eliminations[b]	10,417	7,032	796
Total mining	13,521	8,517	1,038
U.S. oil & gas operations	1,512	377	732
Corporate, other & eliminations	3	10	8
As reported in FCX’s consolidated financial statements	$15,036	$8,904	$1,778

a.
Includes gold sales of 68 thousand ounces ($1,415 per ounce average realized price) and silver sales of 2.6 million ounces ($22.51 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2014
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold		Silver		Total
Revenues, excluding adjustments	$786	$786	$615		$15	[a]	$1,416
Site production and delivery, before net noncash and other costs shown below	624	346	271		7		624
Gold and silver credits	(629)	—	—		—		—
Treatment charges	65	36	28		1		65
Export duties	42	23	18		1		42
Royalty on metals	52	29	23		—		52
Net cash costs	154	434	340		9		783
Depreciation and amortization	92	51	40		1		92
Noncash and other costs, net	28	16	12		—		28
Total costs	274	501	392		10		903
Revenue adjustments, primarily for pricing on prior period open sales	(3)	(3)	(1)		—		(4)
PT Smelting intercompany loss	(48)	(27)	(21)		—		(48)
Gross profit	$461	$255	$201		$5		$461

Copper sales (millions of recoverable pounds)	258	258
Gold sales (thousands of recoverable ounces)			505

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$3.05	$3.05	$1,219
Site production and delivery, before net noncash and other costs shown below	2.42	1.34	537
Gold and silver credits	(2.44)	—	—
Treatment charges	0.25	0.14	56
Export duties	0.16	0.09	36
Royalty on metals	0.21	0.12	45
Unit net cash costs	0.60	1.69	674
Depreciation and amortization	0.35	0.20	79
Noncash and other costs, net	0.11	0.06	24
Total unit costs	1.06	1.95	777
Revenue adjustments, primarily for pricing on
prior period open sales	(0.01)	(0.01)	(1)
PT Smelting intercompany loss	(0.19)	(0.10)	(42)
Gross profit per pound/ounce	$1.79	$0.99	$399

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,416	$624	$92
Treatment charges	(65)	—	—
Export duties	(42)	—	—
Royalty on metals	(52)	—	—
Noncash and other costs, net	—	28	—
Revenue adjustments, primarily for pricing on prior period open sales	(4)	—	—
PT Smelting intercompany loss	—	48	—
Indonesia mining	1,253	700	92
Other mining & eliminations[b]	3,453	2,180	346
Total mining	4,706	2,880	438
U.S. oil & gas operations	990	273	812	[c]
Corporate, other & eliminations	—	(1)	3
As reported in FCX’s consolidated financial statements	$5,696	$3,152	$1,253	[c]

a.	Includes silver sales of 889 thousand ounces ($17.11 per ounce average realized price).

b.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

c.	Includes impairment of oil and gas properties of $308 million.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs (continued)

Three Months Ended September 30, 2013
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver		Total
Revenues, excluding adjustments	$782	$782	$370	$16	[a]	$1,168
Site production and delivery, before net noncash and other costs shown below	545	365	173	7		545
Gold and silver credits	(391)	—	—	—		—
Treatment charges	54	36	18	—		54
Royalty on metals	27	18	8	1		27
Net cash costs	235	419	199	8		626
Depreciation and amortization	60	40	19	1		60
Noncash and other costs, net	36	24	11	1		36
Total costs	331	483	229	10		722
Revenue adjustments, primarily for pricing on prior period open sales	19	19	4	1		24
PT Smelting intercompany loss	(36)	(24)	(11)	(1)		(36)
Gross profit	$434	$294	$134	$6		$434

Copper sales (millions of recoverable pounds)	237	237
Gold sales (thousands of recoverable ounces)			278

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$3.30	$3.30	$1,330
Site production and delivery, before net noncash and other costs shown below	2.30	1.54	621
Gold and silver credits	(1.65)	—	—
Treatment charges	0.23	0.15	62
Royalty on metals	0.11	0.08	31
Unit net cash costs	0.99	1.77	714
Depreciation and amortization	0.25	0.17	68
Noncash and other costs, net	0.15	0.10	40
Total unit costs	1.39	2.04	822
Revenue adjustments, primarily for pricing on
prior period open sales	0.08	0.08	17
PT Smelting intercompany loss	(0.15)	(0.10)	(41)
Gross profit per pound/ounce	$1.84	$1.24	$484

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,168	$545	$60
Treatment charges	(54)	—	—
Royalty on metals	(27)	—	—
Noncash and other costs, net	—	36	—
Revenue adjustments, primarily for pricing on prior period open sales	24	—	—
PT Smelting intercompany loss	—	36	—
Indonesia mining	1,111	617	60
Other mining & eliminations[b]	3,878	2,425	293
Total mining	4,989	3,042	353
U.S. oil & gas operations	1,176	288	563
Corporate, other & eliminations	—	2	3
As reported in FCX’s consolidated financial statements	$6,165	$3,332	$919

a.	Includes silver sales of 761 thousand ounces ($21.46 per ounce average realized price).

b.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs (continued)

Nine Months Ended September 30, 2014
(In millions)	By-Product		Co-Product Method
	Method		Copper	Gold		Silver		Total
Revenues, excluding adjustments	$1,495		$1,495	$1,001		$29	[a]	$2,525
Site production and delivery, before net noncash and other costs shown below	1,404		831	557		16		1,404
Gold and silver credits	(1,048)		—	—		—		—
Treatment charges	121		72	48		1		121
Export duties	42		25	16		1		42
Royalty on metals	79		47	31		1		79
Net cash costs	598		975	652		19		1,646
Depreciation and amortization	194		115	77		2		194
Noncash and other costs, net	200	[b]	118	80		2		200
Total costs	992		1,208	809		23		2,040
Revenue adjustments, primarily for pricing on prior period open sales	(55)		(55)	18		—		(37)
PT Smelting intercompany profit	10		6	4		—		10
Gross profit	$458		$238	$214		$6		$458

Copper sales (millions of recoverable pounds)	484		484
Gold sales (thousands of recoverable ounces)				802

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$3.09		$3.09	$1,248
Site production and delivery, before net noncash
and other costs shown below	2.90		1.72	694
Gold and silver credits	(2.16)		—	—
Treatment charges	0.25		0.15	60
Export duties	0.09		0.05	21
Royalty on metals	0.16		0.09	39
Unit net cash costs	1.24		2.01	814
Depreciation and amortization	0.40		0.24	96
Noncash and other costs, net	0.41	[b]	0.25	98
Total unit costs	2.05		2.50	1,008
Revenue adjustments, primarily for pricing on
prior period open sales	(0.11)		(0.11)	22
PT Smelting intercompany profit	0.02		0.01	5
Gross profit per pound/ounce	$0.95		$0.49	$267

Reconciliation to Amounts Reported
(In millions)	Revenues		Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$2,525		$1,404	$194
Treatment charges	(121)		—	—
Export duties	(42)		—	—
Royalty on metals	(79)		—	—
Noncash and other costs, net	—		200	—
Revenue adjustments, primarily for pricing on prior period open sales	(37)		—	—
PT Smelting intercompany profit	—		(10)	—
Indonesia mining	2,246		1,594	194
Other mining & eliminations[c]	10,470		6,466	984
Total mining	12,716		8,060	1,178
U.S. oil & gas operations	3,487		913	2,044	[d]
Corporate, other & eliminations	—		(2)	10
As reported in FCX’s consolidated financial statements	$16,203		$8,971	$3,232	[d]

a.	Includes silver sales of 1.6 million ounces ($18.21 per ounce average realized price).

b.	Includes $143 million ($0.30 per pound) of fixed costs charged directly to cost of sales as a result of the impact of export restrictions on PT-FI's operating rates.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

d.	Includes impairment of oil and gas properties of $308 million.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs (continued)

Nine Months Ended September 30, 2013
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver		Total
Revenues, excluding adjustments	$1,938	$1,938	$864	$40	[a]	$2,842
Site production and delivery, before net noncash and other costs shown below	1,623	1,107	493	23		1,623
Gold and silver credits	(903)	—	—	—		—
Treatment charges	135	92	41	2		135
Royalty on metals	74	50	23	1		74
Net cash costs	929	1,249	557	26		1,832
Depreciation and amortization	173	118	53	2		173
Noncash and other costs, net	123	84	37	2		123
Total costs	1,225	1,451	647	30		2,128
Revenue adjustments, primarily for pricing on prior period open sales	1	1	(1)	—		—
PT Smelting intercompany profit	3	2	1	—		3
Gross profit	$717	$490	$217	$10		$717

Copper sales (millions of recoverable pounds)	593	593
Gold sales (thousands of recoverable ounces)			620

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$3.27	$3.27	$1,393
Site production and delivery, before net noncash
and other costs shown below	2.74	1.87	795
Gold and silver credits	(1.52)	—	—
Treatment charges	0.23	0.16	67
Royalty on metals	0.12	0.08	36
Unit net cash costs	1.57	2.11	898
Depreciation and amortization	0.29	0.20	85
Noncash and other costs, net	0.21	0.14	60
Total unit costs	2.07	2.45	1,043
Revenue adjustments, primarily for pricing on
prior period open sales	—	—	(2)
PT Smelting intercompany profit	0.01	0.01	1
Gross profit per pound/ounce	$1.21	$0.83	$349

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$2,842	$1,623	$173
Treatment charges	(135)	—	—
Royalty on metals	(74)	—	—
Noncash and other costs, net	—	123	—
Revenue adjustments, primarily for pricing on prior period open sales	—	—	—
PT Smelting intercompany profit	—	(3)	—
Indonesia mining	2,633	1,743	173
Other mining & eliminations[b]	10,888	6,774	865
Total mining	13,521	8,517	1,038
U.S. oil & gas operations	1,512	377	732
Corporate, other & eliminations	3	10	8
As reported in FCX’s consolidated financial statements	$15,036	$8,904	$1,778

a.	Includes silver sales of 1.8 million ounces ($22.55 per ounce average realized price).

b.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

Africa Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2014
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt		Total
Revenues, excluding adjustments[a]	$350	$350	$82		$432
Site production and delivery, before net noncash and other costs shown below	181	158	44		202
Cobalt credits[b]	(64)	—	—		—
Royalty on metals	8	6	2		8
Net cash costs	125	164	46		210
Depreciation, depletion and amortization	58	49	9		58
Noncash and other costs, net	4	4	—		4
Total costs	187	217	55		272
Revenue adjustments, primarily for pricing on prior period open sales	1	1	3		4
Gross profit	$164	$134	$30		$164

Copper sales (millions of recoverable pounds)	112	112
Cobalt sales (millions of contained pounds)			8

Gross profit per pound of copper/cobalt:

Revenues, excluding adjustments[a]	$3.11	$3.11	$9.99
Site production and delivery, before net noncash and other costs shown below	1.61	1.40	5.32
Cobalt credits[b]	(0.58)	—	—
Royalty on metals	0.07	0.06	0.18
Unit net cash costs	1.10	1.46	5.50
Depreciation, depletion and amortization	0.51	0.43	1.06
Noncash and other costs, net	0.05	0.04	0.10
Total unit costs	1.66	1.93	6.66
Revenue adjustments, primarily for pricing
on prior period open sales	0.01	0.01	0.39
Gross profit per pound	$1.46	$1.19	$3.72

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$432	$202	$58
Royalty on metals	(8)	—	—
Noncash and other costs, net	—	4	—
Revenue adjustments, primarily for pricing on prior period open sales	4	—	—
Africa mining	428	206	58
Other mining & eliminations[c]	4,278	2,674	380
Total mining	4,706	2,880	438
U.S. oil & gas operations	990	273	812	[d]
Corporate, other & eliminations	—	(1)	3
As reported in FCX’s consolidated financial statements	$5,696	$3,152	$1,253	[d]

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

d.	Includes impairment of oil and gas properties of $308 million.

Africa Mining Product Revenues, Production Costs and Unit Net Cash Costs (continued)

Three Months Ended September 30, 2013
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt	Total
Revenues, excluding adjustments[a]	$374	$374	$53	$427
Site production and delivery, before net noncash and other costs shown below	168	162	25	187
Cobalt credits[b]	(32)	—	—	—
Royalty on metals	8	7	1	8
Net cash costs	144	169	26	195
Depreciation, depletion and amortization	64	56	8	64
Noncash and other costs, net	3	2	1	3
Total costs	211	227	35	262
Revenue adjustments, primarily for pricing on prior period open sales	3	3	(2)	1
Gross profit	$166	$150	$16	$166

Copper sales (millions of recoverable pounds)	118	118
Cobalt sales (millions of contained pounds)			6

Gross profit per pound of copper/cobalt:

Revenues, excluding adjustments[a]	$3.19	$3.19	$8.57
Site production and delivery, before net noncash and other costs shown below	1.43	1.38	4.14
Cobalt credits[b]	(0.27)	—	—
Royalty on metals	0.07	0.06	0.13
Unit net cash costs	1.23	1.44	4.27
Depreciation, depletion and amortization	0.55	0.48	1.37
Noncash and other costs, net	0.02	0.02	0.06
Total unit costs	1.80	1.94	5.70
Revenue adjustments, primarily for pricing
on prior period open sales	0.03	0.03	(0.27)
Gross profit per pound	$1.42	$1.28	$2.60

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$427	$187	$64
Royalty on metals	(8)	—	—
Noncash and other costs, net	—	3	—
Revenue adjustments, primarily for pricing on prior period open sales	1	—	—
Africa mining	420	190	64
Other mining & eliminations[c]	4,569	2,852	289
Total mining	4,989	3,042	353
U.S. oil & gas operations	1,176	288	563
Corporate, other & eliminations	—	2	3
As reported in FCX’s consolidated financial statements	$6,165	$3,332	$919

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

Africa Mining Product Revenues, Production Costs and Unit Net Cash Costs (continued)

Nine Months Ended September 30, 2014
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt		Total
Revenues, excluding adjustments[a]	$972	$972	$222		$1,194
Site production and delivery, before net noncash and other costs shown below	477	420	120		540
Cobalt credits[b]	(161)	—	—		—
Royalty on metals	22	18	4		22
Net cash costs	338	438	124		562
Depreciation, depletion and amortization	172	148	24		172
Noncash and other costs, net	16	14	2		16
Total costs	526	600	150		750
Revenue adjustments, primarily for pricing on prior period open sales	(1)	(1)	2		1
Gross profit	$445	$371	$74		$445

Copper sales (millions of recoverable pounds)	314	314
Cobalt sales (millions of contained pounds)			23

Gross profit per pound of copper/cobalt:

Revenues, excluding adjustments[a]	$3.09	$3.09	$9.68
Site production and delivery, before net noncash
and other costs shown below	1.51	1.33	5.24
Cobalt credits[b]	(0.51)	—	—
Royalty on metals	0.07	0.06	0.16
Unit net cash costs	1.07	1.39	5.40
Depreciation, depletion and amortization	0.55	0.47	1.04
Noncash and other costs, net	0.05	0.05	0.10
Total unit costs	1.67	1.91	6.54
Revenue adjustments, primarily for pricing
on prior period open sales	—	—	0.09
Gross profit per pound	$1.42	$1.18	$3.23

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,194	$540	$172
Royalty on metals	(22)	—	—
Noncash and other costs, net	—	16	—
Revenue adjustments, primarily for pricing on prior period open sales	1	—	—
Africa mining	1,173	556	172
Other mining & eliminations[c]	11,543	7,504	1,006
Total mining	12,716	8,060	1,178
U.S. oil & gas operations	3,487	913	2,044	[d]
Corporate, other & eliminations	—	(2)	10
As reported in FCX’s consolidated financial statements	$16,203	$8,971	$3,232	[d]

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

d.	Includes impairment of oil and gas properties of $308 million.

Africa Mining Product Revenues, Production Costs and Unit Net Cash Costs (continued)

Nine Months Ended September 30, 2013
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt	Total
Revenues, excluding adjustments[a]	$1,101	$1,101	$140	$1,241
Site production and delivery, before net noncash and other costs shown below	488	465	76	541
Cobalt credits[b]	(90)	—	—	—
Royalty on metals	23	20	3	23
Net cash costs	421	485	79	564
Depreciation, depletion and amortization	179	163	16	179
Noncash and other costs, net	19	17	2	19
Total costs	619	665	97	762
Revenue adjustments, primarily for pricing on prior period open sales	2	2	3	5
Gross profit	$484	$438	$46	$484

Copper sales (millions of recoverable pounds)	342	342
Cobalt sales (millions of contained pounds)			17

Gross profit per pound of copper/cobalt:

Revenues, excluding adjustments[a]	$3.22	$3.22	$8.10
Site production and delivery, before net noncash
and other costs shown below	1.43	1.36	4.40
Cobalt credits[b]	(0.26)	—	—
Royalty on metals	0.06	0.06	0.14
Unit net cash costs	1.23	1.42	4.54
Depreciation, depletion and amortization	0.52	0.48	0.97
Noncash and other costs, net	0.06	0.05	0.09
Total unit costs	1.81	1.95	5.60
Revenue adjustments, primarily for pricing
on prior period open sales	0.01	0.01	0.14
Gross profit per pound	$1.42	$1.28	$2.64

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,241	$541	$179
Royalty on metals	(23)	—	—
Noncash and other costs, net	—	19	—
Revenue adjustments, primarily for pricing on prior period open sales	5	—	—
Africa mining	1,223	560	179
Other mining & eliminations[c]	12,298	7,957	859
Total mining	13,521	8,517	1,038
U.S. oil & gas operations	1,512	377	732
Corporate, other & eliminations	3	10	8
As reported in FCX’s consolidated financial statements	$15,036	$8,904	$1,778

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Three Months Ended September 30,
(In millions)	2014	2013
Revenues, excluding adjustments[a]	$184	$132

Site production and delivery, before net noncash and other costs shown below	83	75
Treatment charges and other	11	11
Net cash costs	94	86
Depreciation, depletion and amortization	25	21
Noncash and other costs, net	3	7
Total costs	122	114
Gross profit	$62	$18

Molybdenum sales (millions of recoverable pounds)[a]	13	12

Gross profit per pound of molybdenum:

Revenues, excluding adjustments[a]	$13.93	$10.92

Site production and delivery, before net noncash and other costs shown below	6.29	6.27
Treatment charges and other	0.83	0.88
Unit net cash costs	7.12	7.15
Depreciation, depletion and amortization	1.89	1.71
Noncash and other costs, net	0.21	0.54
Total unit costs	9.22	9.40
Gross profit per pound	$4.71	$1.52

Reconciliation to Amounts Reported
(In millions)
Three Months Ended September 30, 2014	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$184	$83	$25
Treatment charges and other	(11)	—	—
Noncash and other costs, net	—	3	—
Molybdenum mines	173	86	25
Other mining & eliminations[b]	4,533	2,794	413
Total mining	4,706	2,880	438
U.S. oil & gas operations	990	273	812	[c]
Corporate, other & eliminations	—	(1)	3
As reported in FCX’s consolidated financial statements	$5,696	$3,152	$1,253	[c]

Three Months Ended September 30, 2013
Totals presented above	$132	$75	$21
Treatment charges and other	(11)	—	—
Noncash and other costs, net	—	7	—
Molybdenum mines	121	82	21
Other mining & eliminations[b]	4,868	2,960	332
Total mining	4,989	3,042	353
U.S. oil & gas operations	1,176	288	563
Corporate, other & eliminations	—	2	3
As reported in FCX’s consolidated financial statements	$6,165	$3,332	$919

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

c.	Includes impairment of oil and gas properties of $308 million.

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs (continued)

	Nine Months Ended September 30,
(In millions)	2014	2013
Revenues, excluding adjustments[a]	$502	$443

Site production and delivery, before net noncash and other costs shown below	237	229
Treatment charges and other	33	35
Net cash costs	270	264
Depreciation, depletion and amortization	71	62
Noncash and other costs, net	6	11
Total costs	347	337
Gross profit	$155	$106

Molybdenum sales (millions of recoverable pounds)[a]	40	37

Gross profit per pound of molybdenum:

Revenues, excluding adjustments[a]	$12.56	$11.87

Site production and delivery, before net noncash and other costs shown below	5.92	6.15
Treatment charges and other	0.84	0.93
Unit net cash costs	6.76	7.08
Depreciation, depletion and amortization	1.77	1.66
Noncash and other costs, net	0.14	0.29
Total unit costs	8.67	9.03
Gross profit per pound	$3.89	$2.84

Reconciliation to Amounts Reported
(In millions)
Nine Months Ended September 30, 2014	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$502	$237	$71
Treatment charges and other	(33)	—	—
Noncash and other costs, net	—	6	—
Molybdenum mines	469	243	71
Other mining & eliminations[b]	12,247	7,817	1,107
Total mining	12,716	8,060	1,178
U.S. oil & gas operations	3,487	913	2,044	[c]
Corporate, other & eliminations	—	(2)	10
As reported in FCX’s consolidated financial statements	$16,203	$8,971	$3,232	[c]

Nine Months Ended September 30, 2013
Totals presented above	$443	$229	$62
Treatment charges and other	(35)	—	—
Noncash and other costs,net	—	11	—
Molybdenum mines	408	240	62
Other mining & eliminations[b]	13,113	8,277	976
Total mining	13,521	8,517	1,038
U.S. oil & gas operations	1,512	377	732
Corporate, other & eliminations	3	10	8
As reported in FCX’s consolidated financial statements	$15,036	$8,904	$1,778

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

c.	Includes impairment of oil and gas properties of $308 million.

U.S. Oil & Gas Product Revenues, Cash Production Costs and Realizations

Three Months Ended September 30, 2014

(In millions)	Oil	Natural Gas	NGLs	Total U.S. Oil & Gas
Oil and gas revenues before derivatives	$821	$81	$23	$925
Realized cash losses on derivative contracts	(58)	—	—	(58)
Realized revenues	$763	$81	$23	867
Less: cash production costs				263
Cash operating margin				604
Less: depreciation, depletion and amortization				504
Less: impairment of oil and gas properties				308
Less: accretion and other costs				10
Plus: net noncash mark-to-market gains on derivative contracts				122
Plus: other net adjustments				1
Gross loss				$(95)

Oil (MMBbls)	8.6
Gas (Bcf)		20.2
NGLs (MMBbls)			0.6
Oil Equivalents (MMBOE)				12.5

	Oil (per barrel)	Natural Gas (per MMBtu)	NGLs (per barrel)	Per BOE
Oil and gas revenues before derivatives	$95.35	$4.00	$39.69	$73.70
Realized cash (losses) gains on derivative contracts	(6.77)	0.02	—	(4.62)
Realized revenues	$88.58	$4.02	$39.69	69.08
Less: cash production costs				20.93
Cash operating margin				48.15
Less: depreciation, depletion and amortization				40.12
Less: impairment of oil and gas properties				24.59
Less: accretion and other costs				0.85
Plus: net noncash mark-to-market gains on derivative contracts				9.73
Plus: other net adjustments				0.09
Gross loss				$(7.59)

Reconciliation to Amounts Reported
(In Millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$925	$263	$504
Realized cash losses on derivative contracts	(58)	—	—
Net noncash mark-to-market gains on derivative contracts	122	—	—
Accretion and other costs	—	10	—
Impairment of oil and gas properties	—	—	308
Other net adjustments	1	—	—
U.S. oil & gas operations	990	273	812
Total mining[a]	4,706	2,880	438
Corporate, other & eliminations	—	(1)	3
As reported in FCX's consolidated financial statements	$5,696	$3,152	$1,253

a.	Represents the combined total for mining operations and the related eliminations, as presented in Note 10.

U.S. Oil & Gas Product Revenues, Cash Production Costs and Realizations (continued)

Three Months Ended September 30, 2013
				Total
		Natural		U.S. Oil
(In Millions)	Oil	Gas	NGLs	& Gas
Oil and gas revenues before derivatives	$1,220	$86	$39	$1,345
Realized cash (losses) gains on derivative contracts	(19)	7	—	(12)
Realized revenues	$1,201	$93	$39	1,333
Less: cash production costs				277
Cash operating margin				1,056
Less: depreciation, depletion and amortization				563
Less: accretion and other costs				11
Plus: net noncash mark-to-market losses on derivative contracts				(158)
Plus: other net adjustments				1
Gross profit				$325

Oil (MMBbls)	11.5
Gas (Bcf)		23.5
NGLs (MMBbls)			1.0
Oil Equivalents (MMBOE)				16.5

	Oil	Natural Gas	NGLs
	(per barrel)	(per MMBtu)	(per barrel)	Per BOE
Oil and gas revenues before derivatives	$106.00	$3.67	$37.16	$81.67
Realized cash (losses) gains on derivative contracts	(1.67)	0.30	—	(0.74)
Realized revenues	$104.33	$3.97	$37.16	80.93
Less: cash production costs				16.80
Cash operating margin				64.13
Less: depreciation, depletion and amortization				34.15
Less: accretion and other costs				0.70
Plus: net noncash mark-to-market losses on derivative contracts				(9.58)
Plus: other net adjustments				0.06
Gross profit				$19.76

Reconciliation to Amounts Reported
(In Millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,345	$277	$563
Realized cash losses on derivative contracts	(12)	—	—
Net noncash mark-to-market losses on derivative contracts	(158)	—	—
Accretion and other costs	—	11	—
Other net adjustments	1	—	—
U.S. oil & gas operations	1,176	288	563
Total mining[a]	4,989	3,042	353
Corporate, other & eliminations	—	2	3
As reported in FCX's consolidated financial statements	$6,165	$3,332	$919

a.	Represents the combined total for mining operations and the related eliminations, as presented in Note 10.

U.S. Oil & Gas Product Revenues, Cash Production Costs and Realizations (continued)

Nine Months Ended September 30, 2014

(In millions)	Oil	Natural Gas	NGLs	Total U.S. Oil & Gas
Oil and gas revenues before derivatives	$3,155	$275	$111	$3,541
Realized cash losses on derivative contracts	(173)	(13)	—	(186)
Realized revenues	$2,982	$262	$111	3,355
Less: cash production costs				875
Cash operating margin				2,480
Less: depreciation, depletion and amortization				1,736
Less: impairment of oil and gas properties				308
Less: accretion and other costs				38
Plus: net noncash mark-to-market gains on derivative contracts				130
Plus: other net adjustments				2
Gross profit				$530

Oil (MMBbls)	32.1
Gas (Bcf)		59.9
NGLs (MMBbls)			2.7
Oil Equivalents (MMBOE)				44.7

	Oil (per barrel)	Natural Gas (per MMBtu)	NGLs (per barrel)	Per BOE
Oil and gas revenues before derivatives	$98.41	$4.58	$41.77	$79.20
Realized cash losses on derivative contracts	(5.41)	(0.21)	—	(4.16)
Realized revenues	$93.00	$4.37	$41.77	75.04
Less: cash production costs				19.57
Cash operating margin				55.47
Less: depreciation, depletion and amortization				38.81
Less: impairment of oil and gas properties				6.90
Less: accretion and other costs				0.86
Plus: net noncash mark-to-market gains on derivative contracts				2.90
Plus: other net adjustments				0.05
Gross profit				$11.85

Reconciliation to Amounts Reported
(In Millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$3,541	$875	$1,736
Realized cash losses on derivative contracts	(186)	—	—
Net noncash mark-to-market gains on derivative contracts	130	—	—
Accretion and other costs	—	38	—
Impairment of oil and gas properties	—	—	308
Other net adjustments	2	—	—
U.S. oil & gas operations	3,487	913	2,044
Total mining[a]	12,716	8,060	1,178
Corporate, other & eliminations	—	(2)	10
As reported in FCX's consolidated financial statements	$16,203	$8,971	$3,232

a.	Represents the combined total for mining operations and the related eliminations, as presented in Note 10.

U.S. Oil & Gas Product Revenues, Cash Production Costs and Realizations (continued)

Four months from June 1, 2013 to September 30, 2013

(In millions)	Oil	Natural Gas	NGLs	Total U.S. Oil & Gas
Oil and gas revenues before derivatives	$1,550	$116	$50	$1,716
Realized cash (losses) gains on derivative contracts	(18)	7	—	(11)
Realized revenues	$1,532	$123	$50	1,705
Less: cash production costs				360
Cash operating margin				1,345
Less: depreciation, depletion and amortization				732
Less: accretion and other costs				17
Plus: net noncash mark-to-market losses on derivative contracts				(194)
Plus: other net adjustments				1
Gross profit				$403

Oil (MMBbls)	14.9
Gas (Bcf)		31.3
NGLs (MMBbls)			1.3
Oil Equivalents (MMBOE)				21.5

	Oil (per barrel)	Natural Gas (per MMBtu)	NGLs (per barrel)	Per BOE
Oil and gas revenues before derivatives	$103.96	$3.70	$36.70	$79.89
Realized cash (losses) gains on derivative contracts	(1.20)	0.24	—	(0.49)
Realized revenues	$102.76	$3.94	$36.70	79.40
Less: cash production costs				16.76
Cash operating margin				62.64
Less: depreciation, depletion and amortization				34.07
Less: accretion and other costs				0.80
Plus: net noncash mark-to-market losses on derivative contracts				(9.04)
Plus: other net adjustments				0.04
Gross profit				$18.77

Reconciliation to Amounts Reported for the Nine Months Ended September 30, 2013
(In Millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,716	$360	$732
Realized cash losses on derivative contracts	(11)	—	—
Net noncash mark-to-market losses on derivative contracts	(194)	—	—
Accretion and other costs	—	17	—
Other net adjustments	1	—	—
U.S. oil & gas operations	1,512	377	732
Total mining[a]	13,521	8,517	1,038
Corporate, other & eliminations	3	10	8
As reported in FCX's consolidated financial statements	$15,036	$8,904	$1,778

a.	Represents the combined total for mining operations and the related eliminations, as presented in Note 10.

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

We caution readers that forward-looking statements are not guarantees of future performance and that our actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include supply of and demand for, and prices of copper, gold, molybdenum, cobalt, oil and gas, mine sequencing, production rates, industry risks, regulatory changes, political risks, drilling results, the outcome of negotiations with the Indonesian government regarding an amendment to PT-FI's COW, the potential effects of violence in Indonesia, the ability of the parties to satisfy customary closing conditions and consummate the pending sale of our ownership interest in the Candelaria/Ojos del Salado copper mining operations and supporting infrastructure, the resolution of administrative disputes in the Democratic Republic of Congo, weather- and climate-related risks, labor relations, environmental risks, litigation results, currency translation risks and other factors described in more detail under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2013, and in Part II Item 1A of this report filed with the SEC as updated by our subsequent filings with the SEC.

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

There have been no material changes in our market risks during the three-month period ended September 30, 2014. For additional information on market risks, refer to “Disclosures About Market Risks” included in Part I, Item 2. of our annual report on Form 10-K for the year ended December 31, 2013. For projected sensitivities of our operating cash flow to changes in commodity prices, refer to “Outlook” in Part I, Item 2. of this quarterly report on Form 10-Q for the period ended September 30, 2014; for projected sensitivities of our provisionally priced copper sales and derivative instruments to changes in commodity prices refer to “Consolidated Results – Revenues” in Part I, Item 2. of this quarterly report on Form 10-Q for the period ended September 30, 2014.

Item 4.	Controls and Procedures.

(a)
Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective as of September 30, 2014.

(b)
Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PT Freeport Indonesia (PT-FI) has been engaged in discussions with officials of the Indonesian government since 2012 regarding various provisions of its Contract of Work (COW). The government has sought to modify existing mining contracts, including PT-FI’s COW, to address provisions of Indonesia’s 2009 mining law and subsequent regulations, including with respect to the size of contract concessions, government revenues, domestic processing of minerals, divestment, provision of local services, conversion from a COW to a licensing framework for extension periods, and a requirement that extensions may be applied for only within two years prior to a COW’s expiration.
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
Among other items, MOU provisions to be addressed in the negotiation of an amended COW include provisions for the development of new copper smelting and refining capacity in Indonesia, which will take into consideration an equitable sharing of costs between PT-FI (and any partners in the project) and the Indonesian government through fiscal incentives and PT-FI’s requirement for assurance of fiscal and legal certainty of its operational rights, provisions for divestment to the Indonesian government and/or Indonesian nationals of up to a 30 percent interest (an additional 20.64 percent interest) in PT-FI at fair value, and continuation of operations from 2022 through 2041. The parties agreed to complete negotiations within a six month period. Under the MOU, no terms of the COW other than those relating to the export duties, smelter bond and royalties described above will be changed until the completion of an amended COW.
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
In October 2014, Joko “Jokowi” Widodo took office as the president of Indonesia, elected in July 2014, to serve for a five-year term. PT-FI’s COW negotiations are taking place during a period of transition for the Indonesian national government, and we cannot predict what impact the transition will have on the progress or outcome of the negotiations.
On September 27, 2014, four Grasberg workers were fatally injured when a haul truck collided with a light vehicle near the Grasberg open-pit operations. Operations in the Grasberg open pit were temporarily suspended in order to complete internal and government investigations regarding the accident. On October 13, 2014, Indonesian authorities approved the resumption of operations after issuing recommendations on traffic control procedures that have been implemented by PT-FI. Workforce attendance in several operating areas reflect normal levels. However, a large percentage of Grasberg open-pit operators have not reported to their scheduled shifts resulting in reduced production from the open pit during October. These actions conflict with agreed policies and processes in the Collective Labor Agreement (CLA) and PT-FI is working with union leadership regarding this work stoppage to resume normal operations as soon as possible.
On October 27, 2014, PT-FI received notice from union leadership indicating its intention to conduct a 30-day strike beginning on November 6. Following constructive dialogue between PT-FI and union leadership, union leadership advised PT-FI on October 31, 2014, that all strike actions had been canceled.
Except as described above, there have been no material changes to our risk factors as discussed in Part I Item 1A. "Risk Factors" of our annual report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table sets forth information with respect to shares of our common stock purchased by us during the three months ended September 30, 2014:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[a]	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs[a]

July 1-31, 2014	—	$—	—	23,685,500
August 1-31, 2014	—	$—	—	23,685,500
September 1-30, 2014	—	$—	—	23,685,500
Total	—	$—	—	23,685,500

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

Item 5.	Other Information.

(a) Completion of Disposition of Assets; Pro Forma Financial Information.

The following unaudited pro forma condensed financial statements (the Pro Forma Financial Statements) have been prepared to reflect the sale of FCX's 80 percent ownership interests in the Candelaria and Ojos del Salado mining operations to Lundin Mining Corporation (Lundin), which was completed on November 3, 2014 (the sale transaction). For additional information, see Part I, Item II "Operations - South America Mining" in this report on Form 10-Q.

The unaudited pro forma condensed balance sheet is presented as if the sale transaction had occurred on September 30, 2014. The unaudited pro forma condensed statements of income for the year ended December 31, 2013, and the nine months ended September 30, 2014, are presented as if the sale transaction had occurred on January 1, 2013. The historical consolidated financial information has been adjusted to reflect factually supportable items that are directly attributable to the sale transaction and, with respect to the statements of income only, expected to have a continuing impact on the combined results.

The Pro Forma Financial Statements have been prepared using the sale of assets method of accounting under accounting principles generally accepted in the United States (U.S.). The sale transaction is subject to closing adjustments that have not yet been finalized. Accordingly, the pro forma adjustments are preliminary, and have been made solely for the purpose of providing Pro Forma Financial Statements as required by the U.S. Securities and Exchange Commission (SEC) rules. Differences between these preliminary estimates and the final sale accounting may be material.

The Pro Forma Financial Statements are provided for informational purposes only and do not purport to represent what the actual consolidated results of operations or the consolidated financial position of FCX would have been had the sale transaction occurred on the dates assumed, nor are they necessarily indicative of future consolidated results of operations or consolidated financial position. The Pro Forma Financial Statements should be read in conjunction with (i) the accompanying notes to the Pro Forma Financial Statements; (ii) the audited consolidated financial statements and accompanying notes of FCX contained in its annual report on Form 10-K for the year ended December 31, 2013; and (iii) the unaudited condensed consolidated financial statements and accompanying notes of FCX contained in this quarterly report on Form 10-Q for the quarterly period ended September 30, 2014.

Affiliates of FCX own an effective 56 percent interest in Tenke Fungurume Mining S.A.R.L. (TFM), with the remaining ownership interests held by affiliates of Lundin (an effective 24 percent interest) and La Generale des Carrieres et des Mines (Gecamines), which is wholly owned by the government of the Democratic Republic of Congo (DRC) (a 20 percent non-dilutable interest). TFM holds copper and cobalt mining concessions in the Katanga province of the DRC, and affiliates of FCX operate the mine. Affiliates of FCX also own and operate a cobalt chemical refinery in Kokkola, Finland, and related sales and marketing business, through a joint venture with affiliates of Lundin and Gecamines, with ownership interests similar to the interests in TFM. The consideration in the sale transaction was determined through arms-length bargaining.

FREEPORT-McMoRan INC.
UNAUDITED PRO FORMA CONDENSED BALANCE SHEET
AT SEPTEMBER 30, 2014
(in millions)

	Historical		Adjustments
	FCX	Candelaria/Ojos del Salado	Pro Forma(1)	Sale(2)		Pro Forma
ASSETS
Current assets:
Cash and cash equivalents	$658	$121	$—	$1,852	A	$2,389
Trade and other accounts receivable	2,307	197	94	—		2,204
Inventories	5,489	124	—	—		5,365
Other current assets	577	7	(1)	—		569
Total current assets	9,031	449	93	1,852		10,527
Property, plant, equipment and development costs, net	26,304	663	—	—		25,641
Oil and natural gas properties, net - full cost method	22,337	—	—	—		22,337
Long-term mill and leach stockpiles	2,569	438	—	—		2,131
Goodwill and other assets	3,735	59	(19)	1		3,658
Total assets	$63,976	$1,609	$74	$1,853		$64,294

LIABILITIES AND EQUITY
Current liabilities	$6,343	$138	$94	$405	A	$6,704
Long-term debt, less current portion	17,975	—	—	—		17,975
Deferred income taxes	7,559	—	—	(179)	B	7,380
Reclamation and environmental obligations, less current portion	3,654	36	—	—		3,618
Other liabilities	1,730	56	3	—		1,677
Total liabilities	37,261	230	97	226		37,354

Redeemable noncontrolling interest	749	—	—	—		749

Total stockholders' equity	21,591	1,140	(23)	1,627		22,055
Noncontrolling interests	4,375	239	—	—		4,136
Total equity	25,966	1,379	(23)	1,627		26,191
Total liabilities and equity	$63,976	$1,609	$74	$1,853		$64,294

NOTES TO THE UNAUDITED PRO FORMA CONDENSED BALANCE SHEET

(1)	Pro Forma Adjustments
Pro forma adjustments reflect reversal of the elimination of intercompany balances (such as intercompany receivables/payables) primarily between the Candelaria and Ojos del Salado mining complex (Candelaria/Ojos) and Atlantic Copper, FCX's wholly owned copper smelter.

(2)	Sale Adjustments

A.	Represents adjusted gross cash proceeds of $1.85 billion from the sale of Candelaria/Ojos and $405 million for income taxes related to the sale of Candelaria/Ojos.

B.	Adjustment reflects the reversal of $179 million of deferred withholding taxes associated with FCX's tax liability for its share of undistributed earnings from Candelaria/Ojos.

FREEPORT-McMoRan INC.
UNAUDITED PRO FORMA CONDENSED STATEMENTS OF INCOME
(in millions, except per share amounts)

	Year Ended December 31, 2013
	Historical
	FCX	Candelaria/Ojos del Salado	Pro Forma Adjustments(1)	Pro Forma

Revenues	$20,921	$1,518	$274	$19,677
Total operating costs and expenses	15,570	834	222	14,958
Operating income	5,351	684	52	4,719
Interest expense and other, net	(438)	5	—	(443)
Income before taxes and equity in affiliated companies' net earnings	4,913	689	52	4,276
Provision for income taxes	(1,475)	(252)	(18)	(1,241)
Equity in affiliated companies' net earnings	3	—	—	3
Net income	3,441	437	34	3,038
Net income and preferred dividends attributable to noncontrolling interests	(783)	(96)	(8)	(695)
Net income attributable to FCX common stockholders	$2,658	$341	$26	$2,343

Net income per share attributable to FCX common stockholders:
Basic	$2.65			$2.34
Diluted	$2.64			$2.33
Weighted-average common shares outstanding:
Basic	1,002			1,002
Diluted	1,006			1,006

	Nine Months Ended September 30, 2014
	Historical
	FCX	Candelaria/Ojos del Salado	Pro Forma Adjustments(1)	Pro Forma

Revenues	$16,203	$769	$238	$15,672
Total operating costs and expenses	12,807	541	214	12,480
Operating income	3,396	228	24	3,192
Interest expense and other, net	(372)	8	—	(380)
Income before taxes and equity in affiliated companies' net earnings	3,024	236	24	2,812
Provision for income taxes	(1,034)	(80)	(8)	(962)
Equity in affiliated companies' net earnings	—	—	—	—
Net income	1,990	156	16	1,850
Net income and preferred dividends attributable to noncontrolling interests	(446)	(24)	(3)	(425)
Net income attributable to FCX common stockholders	$1,544	$132	$13	$1,425

Net income per share attributable to FCX common stockholders:
Basic	$1.48			$1.37
Diluted	$1.47			$1.36
Weighted-average common shares outstanding:
Basic	1,039			1,039
Diluted	1,045			1,045

NOTE TO THE UNAUDITED PRO FORMA CONDENSED STATEMENTS OF INCOME

(1)	Pro Forma Adjustments
Candelaria/Ojos revenues include sales to Atlantic Copper that are eliminated in FCX's consolidated results. The pro forma adjustments primarily reflect recognition of these previously eliminated intercompany sales and purchases.

Item 6.	Exhibits.

The exhibits to this report are listed in the Exhibit Index beginning on Page E-1 hereof.

FREEPORT-McMoRan INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

FREEPORT-McMoRan INC.

By:	/s/ C. Donald Whitmire, Jr.
C. Donald Whitmire, Jr.
Vice President and
Controller - Financial Reporting
(authorized signatory
and Principal Accounting Officer)

Date:  November 7, 2014

FREEPORT-McMoRan INC.
EXHIBIT INDEX
Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
2.1	Stock Purchase Agreement, dated as of October 6, 2014, among LMC Candelaria SpA, LMC Ojos del Salado SpA and Freeport Minerals Corporation	X
3.1	Composite Certificate of Incorporation of FCX		10-Q	001-11307-01	8/8/2014
3.2	Composite By-Laws of FCX as of July 14, 2014		8-K	001-11307-01	7/2/2014
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

E-1

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

E-2

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
10.1
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

E-3