Form 10-Q
period 2015-03-31
FREEPORT-MCMORAN INC
filed 2015-05-08
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
☐ Yes ☑ No

On April 30, 2015, there were issued and outstanding 1,040,044,809 shares of the registrant’s common stock, par value $0.10 per share.

FREEPORT-McMoRan INC.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

FREEPORT-McMoRan INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2015	December 31, 2014
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$549	$464
Trade accounts receivable	995	953
Other accounts receivable	1,401	1,610
Inventories:
Materials and supplies, net	1,919	1,886
Mill and leach stockpiles	1,877	1,914
Product	1,442	1,561
Other current assets	671	657
Total current assets	8,854	9,045
Property, plant, equipment and mining development costs, net	26,595	26,220
Oil and gas properties, net - full cost method
Subject to amortization, less accumulated amortization	6,713	9,187
Not subject to amortization	9,665	10,087
Long-term mill and leach stockpiles	2,261	2,179
Other assets	1,977	1,956
Total assets	$56,065	$58,674

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,111	$3,653
Current portion of debt	558	478
Accrued income taxes	364	410
Current portion of environmental and asset retirement obligations	317	296
Dividends payable	60	335
Total current liabilities	4,410	5,172
Long-term debt, less current portion	19,754	18,371
Deferred income taxes	5,625	6,398
Environmental and asset retirement obligations, less current portion	3,678	3,647
Other liabilities	1,812	1,861
Total liabilities	35,279	35,449

Redeemable noncontrolling interest	755	751

Equity:
Stockholders’ equity:
Common stock	117	117
Capital in excess of par value	22,307	22,281
(Accumulated deficit) retained earnings	(2,398)	128
Accumulated other comprehensive loss	(532)	(544)
Common stock held in treasury	(3,701)	(3,695)
Total stockholders’ equity	15,793	18,287
Noncontrolling interests	4,238	4,187
Total equity	20,031	22,474
Total liabilities and equity	$56,065	$58,674

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2015	2014
	(In millions, except per share amounts)
Revenues	$4,153	$4,985
Cost of sales:
Production and delivery	2,912	2,737
Depreciation, depletion and amortization	939	966
Impairment of oil and gas properties	3,104	—
Total cost of sales	6,955	3,703
Selling, general and administrative expenses	154	135
Mining exploration and research expenses	33	30
Environmental obligations and shutdown costs	13	6
Net gain on sale of assets	(39)	—
Total costs and expenses	7,116	3,874
Operating (loss) income	(2,963)	1,111
Interest expense, net	(146)	(161)
Other income, net	7	33
(Loss) income before income taxes and equity in affiliated companies' net earnings	(3,102)	983
Benefit from (provision for) income taxes	695	(357)
Equity in affiliated companies’ net earnings	1	—
Net (loss) income	(2,406)	626
Net income attributable to noncontrolling interests	(58)	(106)
Preferred dividends attributable to redeemable noncontrolling interest	(10)	(10)
Net (loss) income attributable to common stockholders	$(2,474)	$510

Net (loss) income per share attributable to common stockholders:
Basic	$(2.38)	$0.49
Diluted	$(2.38)	$0.49

Weighted-average common shares outstanding:
Basic	1,040	1,038
Diluted	1,040	1,044

Dividends declared per share of common stock	$0.05	$0.3125

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

	Three Months Ended
	March 31,
	2015	2014
	(In millions)
Net (loss) income	$(2,406)	$626

Other comprehensive income, net of taxes:
Defined benefit plans:
Amortization of unrecognized amounts included in net periodic benefit costs	8	3
Foreign exchange gains	4	—
Other comprehensive income	12	3

Total comprehensive (loss) income	(2,394)	629
Total comprehensive income attributable to noncontrolling interests	(58)	(106)
Preferred dividends attributable to redeemable noncontrolling interest	(10)	(10)
Total comprehensive (loss) income attributable to common stockholders	$(2,462)	$513

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2015	2014
	(In millions)
Cash flow from operating activities:
Net (loss) income	$(2,406)	$626
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	939	966
Impairment of oil and gas properties	3,104	—
Net gain on sale of assets	(39)	—
Net (gains) losses on crude oil and natural gas derivative contracts	(52)	50
Net charges for environmental and asset retirement obligations, including accretion	53	46
Payments for environmental and asset retirement obligations	(42)	(45)
Deferred income taxes	(709)	90
Increase in long-term mill and leach stockpiles	(82)	(86)
Other, net	37	(33)
Decreases (increases) in working capital and changes in other tax payments, excluding amounts from disposition:
Accounts receivable	316	179
Inventories	165	(180)
Other current assets	(42)	(34)
Accounts payable and accrued liabilities	(402)	(362)
Accrued income taxes and other tax payments	(123)	(16)
Net cash provided by operating activities	717	1,201

Cash flow from investing activities:
Capital expenditures:
North America copper mines	(107)	(303)
South America	(445)	(423)
Indonesia	(225)	(236)
Africa	(39)	(31)
Molybdenum mines	(3)	(19)
United States oil and gas operations	(1,018)	(579)
Other	(30)	(21)
Other, net	127	7
Net cash used in investing activities	(1,740)	(1,605)

Cash flow from financing activities:
Proceeds from debt	2,273	1,149
Repayments of debt	(802)	(987)
Cash dividends and distributions paid:
Common stock	(327)	(326)
Noncontrolling interests	(23)	(77)
Stock-based awards net (payments) proceeds, including excess tax benefit	(6)	3
Debt financing costs and other, net	(7)	(1)
Net cash provided by (used in) financing activities	1,108	(239)

Net increase (decrease) in cash and cash equivalents	85	(643)
Cash and cash equivalents at beginning of year	464	1,985
Cash and cash equivalents at end of period	$549	$1,342
The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

	Stockholders’ Equity
	Common Stock			Retained Earnings(Accum-ulated Deficit)	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders' Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at December 31, 2014	1,167	$117	$22,281	$128	$(544)	128	$(3,695)	$18,287	$4,187	$22,474
Exercised and issued stock-based awards	1	—	1	—	—	—	—	1	—	1
Stock-based compensation	—	—	28	—	—	—	—	28	7	35
Reserve of tax benefit for stock-based awards	—	—	(2)	—	—	—	—	(2)	—	(2)
Tender of shares for stock-based awards	—	—	—	—	—	—	(6)	(6)	—	(6)
Dividends on common stock	—	—	—	(52)	—	—	—	(52)	—	(52)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(15)	(15)
Noncontrolling interests' share of contributed capital in subsidiary	—	—	(1)	—	—	—	—	(1)	1	—
Net loss attributable to common stockholders	—	—	—	(2,474)	—	—	—	(2,474)	—	(2,474)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	58	58
Other comprehensive income	—	—	—	—	12	—	—	12	—	12
Balance at March 31, 2015	1,168	$117	$22,307	$(2,398)	$(532)	128	$(3,701)	$15,793	$4,238	$20,031

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. GENERAL INFORMATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles (GAAP) in the United States (U.S.). Therefore, this information should be read in conjunction with Freeport-McMoRan Inc.'s (FCX) consolidated financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2014. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. With the exception of the oil and gas properties impairment discussed below and the related tax charge to establish a deferred tax valuation allowance, all such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three-month period ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Oil and Gas Properties. Under the U.S. Securities and Exchange Commission's (SEC) full cost accounting rules, FCX reviews the carrying value of its oil and gas properties each quarter on a country-by-country basis. Under these rules, capitalized costs of oil and gas properties (net of accumulated depreciation, depletion and amortization, and related deferred income taxes) for each cost center may not exceed a “ceiling” equal to:

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

These rules require that FCX price its future oil and gas production at the twelve-month average of the first-day-of-the-month historical reference prices as adjusted for location and quality differentials. FCX's reference prices are West Texas Intermediate (WTI) for oil and the Henry Hub spot price for natural gas. Such prices are utilized except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts. The reserve estimates exclude the effect of any crude oil derivatives FCX has in place. The estimated future net cash flows also exclude future cash outflows associated with settling asset retirement obligations included in the net book value of the oil and gas properties. The rules require an impairment if the capitalized costs exceed this “ceiling.”

At March 31, 2015, the net capitalized costs with respect to FCX's proved U.S. oil and gas properties exceeded the related ceiling; therefore, an impairment charge of $3.1 billion was recorded in first-quarter 2015, primarily because of the lower twelve-month average of the first-day-of-the-month historical reference oil price and higher capitalized costs at March 31, 2015. The SEC requires that the twelve-month average of the first-day-of-the-month historical reference oil price be used in determining the ceiling amount under its full cost accounting rules. This price (using WTI as the reference oil price) was $82.72 per barrel at March 31, 2015 (the twelve-month average was $94.99 per barrel at December 31, 2014). Because the ceiling limitation uses a twelve-month historical average price, if WTI oil prices remain below the twelve-month average of $82.72 per barrel, the ceiling limitation will decrease, resulting in potentially significant additional ceiling test impairments of FCX's oil and gas properties during the remainder of 2015. In addition, increases in capitalized costs subject to amortization, negative reserve revisions or other factors could result in additional impairments.

NOTE 2. EARNINGS PER SHARE
FCX’s basic net (loss) income per share of common stock was computed by dividing net (loss) income attributable to common stockholders by the weighted-average shares of common stock outstanding during the period. Diluted net income per share of common stock was computed using the most dilutive of (a) the two-class method or (b) the treasury stock method. Under the two-class method, net income is allocated to each class of common stock and participating securities as if all of the earnings for the period had been distributed. FCX’s participating securities consist of vested restricted stock units (RSUs) for which the underlying common shares are not yet issued and entitle holders to non-forfeitable dividends.

A reconciliation of net (loss) income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted net (loss) income per share for the three months ended March 31 follows (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2015		2014
Net (loss) income	$(2,406)		$626
Net income attributable to noncontrolling interests	(58)		(106)
Preferred dividends on redeemable noncontrolling interest	(10)		(10)
Undistributed earnings allocable to participating securities	(3)		(1)
Net (loss) income allocable to common stockholders	$(2,477)		$509

Basic weighted-average shares of common stock outstanding	1,040		1,038
Add shares issuable upon exercise or vesting of dilutive stock options and RSUs	—	[a]	6	[a]
Diluted weighted-average shares of common stock outstanding	1,040		1,044

Basic net (loss) income per share attributable to common stockholders	$(2.38)		$0.49
Diluted net (loss) income per share attributable to common stockholders	$(2.38)		$0.49

a.
Excludes shares of common stock totaling approximately three million for first-quarter 2015 and two million for first-quarter 2014 associated with outstanding stock options with exercise prices less than the average market price of FCX's common stock and RSU's that were anti-dilutive.

Outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of diluted net income per share of common stock. Excluded stock options totaled 40 million for first-quarter 2015 and 30 million for first-quarter 2014.

NOTE 3. INVENTORIES, INCLUDING LONG-TERM MILL AND LEACH STOCKPILES
The components of inventories follow (in millions):

	March 31, 2015	December 31, 2014
Current inventories:
Mill stockpiles	$101	$86
Leach stockpiles	1,776	1,828
Total current mill and leach stockpiles	$1,877	$1,914

Total materials and supplies, net[a]	$1,919	$1,886

Raw materials (primarily concentrates)	$272	$288
Work-in-process	158	174
Finished goods	1,012	1,099
Total product inventories	$1,442	$1,561

Long-term inventories:
Mill stockpiles	$346	$360
Leach stockpiles	1,915	1,819
Total long-term mill and leach stockpiles[b]	$2,261	$2,179

a.	Materials and supplies inventory was net of obsolescence reserves totaling $21 million at March 31, 2015, and $20 million at December 31, 2014.

b.	Estimated metals in stockpiles not expected to be recovered within the next 12 months.

NOTE 4. INCOME TAXES
Variations in the relative proportions of jurisdictional income result in fluctuations to FCX's consolidated effective income tax rate. Geographic sources of FCX's (benefit from) provision for income taxes follow (in millions):

	Three Months Ended
	March 31,
	2015	2014
U.S. operations	$(835)	$136
International operations	140	221
Total	$(695)	$357

FCX’s consolidated effective income tax rate was 22 percent for first-quarter 2015 and 36 percent for first-quarter 2014. During first-quarter 2015, as a result of the impairment to oil and gas properties, FCX recorded a tax charge of $458 million to establish a valuation allowance primarily against U.S. federal alternative minimum tax credits. The valuation allowance was recorded because it is no longer more likely than not that the related benefits of all deferred tax assets will be realized.

NOTE 5. DEBT AND EQUITY TRANSACTIONS
At March 31, 2015, FCX had $20.3 billion in debt, which included additions for unamortized fair value adjustments of $233 million (primarily from the oil and gas acquisitions in 2013), and net of reductions attributable to unamortized net discounts of $21 million and unamortized debt issuance costs of $122 million. Refer to Note 11 for discussion of a change in the presentation of debt issuance costs.

In February 2015, FCX's revolving credit facility and $4.0 billion unsecured bank term loan (Term Loan) were modified to amend the maximum total leverage ratio. In addition, the Term Loan amortization schedule was extended such that, as amended, the Term Loan’s scheduled payments total $205 million in 2016, $272 million in 2017, $1.0 billion in 2018, $313 million in 2019 and $1.3 billion in 2020, compared with the previous amortization schedule of $650 million in 2016, $200 million in 2017 and $2.2 billion in 2018.

At March 31, 2015, $985 million was outstanding and $42 million of letters of credit were issued under FCX's revolving credit facility, resulting in availability of approximately $3.0 billion, of which $1.5 billion could be used for additional letters of credit.

In March 2014, Sociedad Minera Cerro Verde S.A.A. (Cerro Verde, FCX's mining subsidiary in Peru) entered into a five-year, $1.8 billion senior unsecured credit facility that is nonrecourse to FCX and the other shareholders of Cerro Verde. During first-quarter 2015, Cerro Verde borrowed an additional $422 million under its credit facility. At March 31, 2015, the outstanding principal amount was $847 million and no letters of credit were issued under Cerro Verde’s credit facility.

Consolidated interest expense (excluding capitalized interest) totaled $210 million in first-quarter 2015 and $224 million in first-quarter 2014. Capitalized interest added to property, plant, equipment and mining development costs, net, totaled $45 million in first-quarter 2015 and $40 million in first-quarter 2014. Capitalized interest added to oil and gas properties not subject to amortization totaled $19 million in first-quarter 2015 and $23 million in first-quarter 2014.

On March 24, 2015, FCX's Board of Directors (the Board) declared a quarterly dividend of $0.05 per share, which was paid on May 1, 2015, to common shareholders of record at the close of business on April 15, 2015. This quarterly dividend was reduced from the previous quarterly rate of $0.3125 per share in response to the impact of lower commodity prices.

NOTE 6. FINANCIAL INSTRUMENTS
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

Commodity Contracts.  From time to time, FCX has entered into derivative contracts to hedge the market risk associated with fluctuations in the prices of commodities it purchases and sells. As a result of the acquisition of the oil and gas business in 2013, FCX assumed a variety of crude oil and natural gas commodity derivatives to hedge the exposure to the volatility of crude oil and natural gas commodity prices. Derivative financial instruments used by FCX to manage its risks do not contain credit risk-related contingent provisions. As of March 31, 2015, and December 31, 2014, FCX had no price protection contracts relating to its mine production. A discussion of FCX’s derivative contracts and programs follows.

Derivatives Designated as Hedging Instruments – Fair Value Hedges
Copper Futures and Swap Contracts. Some of FCX’s U.S. copper rod customers request a fixed market price instead of the Commodity Exchange Inc. (COMEX), a division of the New York Mercantile Exchange, average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures or swap contracts. Hedging gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses during the three-month periods ended March 31, 2015 and 2014, resulting from hedge ineffectiveness. At March 31, 2015, FCX held copper futures and swap contracts that qualified for hedge accounting for 55 million pounds at an average contract price of $2.75 per pound, with maturities through December 2016.

A summary of gains (losses) recognized in revenues for derivative financial instruments related to commodity contracts that are designated and qualify as fair value hedge transactions, along with the unrealized gains (losses) on the related hedged item follows (in millions):

	Three Months Ended
	March 31,
	2015	2014
Copper futures and swap contracts:
Unrealized gains (losses):
Derivative financial instruments	$6	$(12)
Hedged item – firm sales commitments	(6)	12

Realized (losses) gains:
Matured derivative financial instruments	(10)	2

Derivatives Not Designated as Hedging Instruments
Embedded Derivatives. As described in Note 1 to FCX's annual report on Form 10-K for the year ended December 31, 2014, under “Revenue Recognition,” certain FCX copper concentrate, copper cathode and gold sales contracts provide for provisional pricing primarily based on the London Metal Exchange (LME) copper price or the COMEX copper price and the London Bullion Market Association (London) gold price at the time of shipment as specified in the contract. Similarly, FCX purchases copper under contracts that provide for provisional pricing. FCX applies the normal purchases and normal sales scope exception in accordance with derivatives and hedge accounting guidance to the host sales agreements since the contracts do not allow for net settlement and always result in physical delivery. Sales and purchases with a provisional sales price contain an embedded derivative (i.e., the price settlement mechanism is settled after the time of delivery) that is required to be bifurcated from the host contract. The host contract is the sale or purchase of the metals contained in the concentrates or cathodes at the then-current LME or COMEX copper price or the London gold price as defined in the contract. Mark-to-market price fluctuations from these embedded derivatives are recorded through the settlement date and are reflected in revenues for sales contracts and in cost of sales as production and delivery costs for purchase contracts.

A summary of FCX’s embedded commodity derivatives at March 31, 2015, follows:

	Open Positions	Average Price Per Unit		Maturities Through
		Contract	Market
Embedded derivatives in provisional sales contracts:
Copper (millions of pounds)	577	$2.75	$2.74	September 2015
Gold (thousands of ounces)	155	1,195	1,183	July 2015
Embedded derivatives in provisional purchase contracts:
Copper (millions of pounds)	126	2.68	2.75	July 2015

Crude Oil Contracts. As a result of the acquisition of the oil and gas business, FCX has derivative contracts extending through 2015 that consist of crude oil options. These crude oil derivatives are not designated as hedging instruments and are recorded at fair value with the mark-to-market gains and losses recorded in revenues.

The crude oil options were entered into by the oil and gas business to protect the realized price of a portion of expected future sales in order to limit the effects of crude oil price decreases. At March 31, 2015, these contracts are composed of crude oil put spreads consisting of put options with a floor limit. The premiums associated with put options are deferred until the settlement period. At March 31, 2015, the deferred option premiums and accrued interest associated with the crude oil option contracts totaled $159 million, which was included as a component of the fair value of the crude oil options contracts. At March 31, 2015, the outstanding 2015 crude oil option contracts, which settle monthly and cover approximately 23 million barrels over the remainder of 2015, follow:

		Daily Volumes (thousand barrels)	Average Strike Price (per barrel)[a]		Weighted-Average Deferred Premium (per barrel)
2015 Period	Instrument Type		Floor	Floor Limit		Index

April - December	Put options[b]	84	$90	$70	$6.89	Brent

a.	The average strike prices do not reflect any premiums to purchase the put options.

b.
If the index price is less than the per barrel floor, FCX receives the difference between the per barrel floor and the index price up to a maximum of $20 per barrel less the option premium. If the index price is at or above the per barrel floor, FCX pays the option premium and no cash settlement is received.

Copper Forward Contracts. Atlantic Copper, FCX's wholly owned smelting and refining unit in Spain, enters into copper forward contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in cost of sales. At March 31, 2015, Atlantic Copper held net copper forward purchase contracts for 36 million pounds at an average contract price of $2.68 per pound, with maturities through May 2015.

Summary of (Losses) Gains. A summary of the realized and unrealized (losses) gains recognized in (loss) income before income taxes and equity in affiliated companies’ net earnings for commodity contracts that do not qualify as hedge transactions, including embedded derivatives, follows (in millions):

	Three Months Ended
	March 31,
	2015	2014
Embedded derivatives in provisional copper and gold
sales contracts[a]	$(72)	$(169)
Crude oil options[a]	52	(36)
Natural gas swaps[a]	—	(14)
Copper forward contracts[b]	(1)	1

a.	Amounts recorded in revenues.

b.	Amounts recorded in cost of sales as production and delivery costs.

Unsettled Derivative Financial Instruments
A summary of the fair values of unsettled commodity derivative financial instruments follows (in millions):

	March 31, 2015	December 31, 2014
Commodity Derivative Assets:
Derivatives designated as hedging instruments:
Copper futures and swap contracts[a]	$4	$—
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional copper and gold
sales/purchase contracts	46	15
Crude oil options[b]	268	316
Copper forward contracts	3	—
Total derivative assets	$321	$331

Commodity Derivative Liabilities:
Derivatives designated as hedging instruments:
Copper futures and swap contracts[a]	$5	$7
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional copper and gold
sales/purchase contracts	60	93
Total derivative liabilities	$65	$100

a.	FCX paid $5 million to brokers at March 31, 2015, and $10 million at December 31, 2014, for margin requirements (recorded in other current assets).

b.	Amounts are net of $159 million at March 31, 2015, and $210 million at December 31, 2014, for deferred premiums and accrued interest.

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

	Assets		Liabilities
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014

Gross amounts recognized:
Commodity contracts:
Embedded derivatives in provisional
sales/purchase contracts	$46	$15	$60	$93
Crude oil derivatives	268	316	—	—
Copper derivatives	7	—	5	7
	321	331	65	100

Less gross amounts of offset:
Commodity contracts:
Embedded derivatives in provisional
sales/purchase contracts	9	1	9	1
Copper derivatives	5	—	5	—
	14	1	14	1

Net amounts presented in balance sheet:
Commodity contracts:
Embedded derivatives in provisional
sales/purchase contracts	37	14	51	92
Crude oil derivatives	268	316	—	—
Copper derivatives	2	—	—	7
	$307	$330	$51	$99

Balance sheet classification:
Trade accounts receivable	$32	$5	$22	$56
Other current assets	270	316	—	—
Accounts payable and accrued liabilities	5	9	29	43
	$307	$330	$51	$99

Credit Risk.  FCX is exposed to credit loss when financial institutions with which FCX has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. FCX does not anticipate that any of the counterparties it deals with will default on their obligations. As of March 31, 2015, the maximum amount of credit exposure associated with derivative transactions was $333 million.

Other Financial Instruments.  Other financial instruments include cash and cash equivalents, accounts receivable, restricted cash, investment securities, legally restricted funds, accounts payable and accrued liabilities, dividends payable and long-term debt. The carrying value for cash and cash equivalents (which included time deposits of $17 million at March 31, 2015, and $48 million at December 31, 2014), accounts receivable, accounts payable and accrued liabilities, and dividends payable approximates fair value because of their short-term nature and generally negligible credit losses (refer to Note 7 for the fair values of investment securities, legally restricted funds and long-term debt).

NOTE 7. FAIR VALUE MEASUREMENT
Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs).

FCX recognizes transfers between levels at the end of the reporting period. FCX did not have any significant transfers in or out of Level 1, 2 or 3 for first-quarter 2015. A summary of the carrying amount and fair value of FCX’s financial instruments, other than cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, and dividends payable (refer to Note 6), follows (in millions):

	At March 31, 2015
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b,c]
U.S. core fixed income fund	$23	$23	$—	$23	$—
Money market funds	22	22	22	—	—
Equity securities	3	3	3	—	—
Total	48	48	25	23	—

Legally restricted funds:[a,b,d]
U.S. core fixed income fund	52	52	—	52	—
Government bonds and notes	39	39	—	39	—
Government mortgage-backed securities	29	29	—	29	—
Corporate bonds	28	28	—	28	—
Asset-backed securities	16	16	—	16	—
Money market funds	10	10	10	—	—
Municipal bonds	1	1	—	1	—
Total	175	175	10	165	—

Derivatives:[a,e]
Embedded derivatives in provisional sales/purchase
contracts in a gross asset position	46	46	—	46	—
Crude oil options	268	268	—	—	268
Copper futures and swap contracts	4	4	4	—	—
Copper forward contracts	3	3	2	1	—
Total	321	321	6	47	268

Total assets		$544	$41	$235	$268

Liabilities
Derivatives:[a,e]
Embedded derivatives in provisional sales/purchase
contracts in a gross liability position	$60	$60	$—	$60	$—
Copper futures and swap contracts	5	5	4	1	—
Total	65	65	4	61	—

Long-term debt, including current portion[f]	20,312	19,866	—	19,866	—

Total liabilities		$19,931	$4	$19,927	$—

	At December 31, 2014
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b,c]
U.S. core fixed income fund	$23	$23	$—	$23	$—
Money market funds	20	20	20	—	—
Equity securities	3	3	3	—	—
Total	46	46	23	23	—

Legally restricted funds:[a,b,d]
U.S. core fixed income fund	52	52	—	52	—
Government bonds and notes	39	39	—	39	—
Corporate bonds	27	27	—	27	—
Government mortgage-backed securities	25	25	—	25	—
Asset-backed securities	17	17	—	17	—
Money market funds	11	11	11	—	—
Municipal bonds	1	1	—	1	—
Total	172	172	11	161	—

Derivatives:[a,e]
Embedded derivatives in provisional sales/purchase
contracts in a gross asset position	15	15	—	15	—
Crude oil options	316	316	—	—	316
Total	331	331	—	15	316

Total assets		$549	$34	$199	$316

Liabilities
Derivatives:[a,e]
Embedded derivatives in provisional sales/purchase
contracts in a gross liability position	$93	$93	$—	$93	$—
Copper futures and swap contracts	7	7	6	1	—
Total	100	100	6	94	—

Long-term debt, including current portion[f]	18,849	18,735	—	18,735	—

Total liabilities		$18,835	$6	$18,829	$—

a.	Recorded at fair value.

b.	Current portion included in other current assets and long-term portion included in other assets.

c.
Excludes time deposits of $116 million (which approximated fair value) included in other assets at March 31, 2015, and $115 million at December 31, 2014, associated with an assurance bond to support PT Freeport Indonesia's (PT-FI) commitment for smelter development in Indonesia.

d.
Excludes time deposits of $18 million (which approximated fair value) included in other current assets at March 31, 2015, and $17 million at December 31, 2014, associated with a customs audit assessment and a reclamation guarantee at PT-FI. Also, excludes $115 million (which approximated fair value) included in other current assets at March 31, 2015, associated with a restricted escrow account for the shareholder derivative litigation (refer to Note 8).

e.
Refer to Note 6 for further discussion and balance sheet classifications. Crude oil options are net of $159 million at March 31, 2015, and $210 million at December 31, 2014, for deferred premiums and accrued interest.

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

FCX’s embedded derivatives on provisional copper concentrate, copper cathode and gold purchases and sales are valued using quoted monthly LME or COMEX copper forward prices and the London gold forward price at each reporting date based on the month of maturity (refer to Note 6 for further discussion); however, FCX's contracts themselves are not traded on an exchange. As a result, these derivatives are classified within Level 2 of the fair value hierarchy.

FCX's derivative financial instruments for crude oil options are valued using an option pricing model, which uses various inputs including Intercontinental Exchange Holdings, Inc. crude oil prices, volatilities, interest rates and contract terms. Valuations are adjusted for credit quality, using the counterparties' credit quality for asset balances and FCX's credit quality for liability balances (which considers the impact of netting agreements on counterparty credit risk, including whether the position with the counterparty is a net asset or net liability). For asset balances, FCX uses the credit default swap value for counterparties when available or the spread between the risk-free interest rate and the yield rate on the counterparties' publicly traded debt for similar instruments. The crude oil options are classified within Level 3 of the fair value hierarchy because the inputs used in the valuation models are not observable for substantially the full term of the instruments. The significant unobservable inputs used in the fair value measurement of the crude oil options are implied volatilities and deferred premiums. Significant increases (decreases) in implied volatilities in isolation would result in a significantly higher (lower) fair value measurement. The implied volatilities ranged from 31 percent to 56 percent, with a weighted average of 38 percent. The weighted-average cost of deferred premiums totals $6.89 per barrel at March 31, 2015. Refer to Note 6 for further discussion of these derivative financial instruments.

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

The techniques described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with other market participants, the use of different techniques or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the techniques used at March 31, 2015.

A summary of the changes in the fair value of FCX's most significant Level 3 instruments, crude oil options, follows (in millions):

	Crude Oil
	Options
Fair value at December 31, 2014	$316
Net realized gains	3	[a]
Net unrealized gains included in earnings related to assets and liabilities still held at the end of the period	48
Net settlement receipts	(99)	[b]
Fair value at March 31, 2015	$268

a.	Includes net realized gains of $4 million, partially offset by $1 million of interest expense associated with the deferred premiums.

b.	Includes interest payments of $1 million.

NOTE 8. CONTINGENCIES AND COMMITMENTS
Litigation. The following information includes a discussion of updates to previously reported legal proceedings included in Note 12 of FCX's annual report on Form 10-K for the year ended December 31, 2014.

Shareholder Litigation. On April 7, 2015, the Delaware Court of Chancery approved the settlement of FCX’s consolidated stockholder derivative litigation captioned In Re Freeport-McMoRan Copper & Gold Inc. Derivative Litigation, No. 8145-VCN, and awarded the plaintiffs’ legal fees and expenses. This settlement resolved all pending derivative claims against directors and officers of FCX challenging FCX's 2013 acquisitions of Plains Exploration & Production Company and McMoRan Exploration Co. During first-quarter 2015, insurers under FCX’s directors and officers liability insurance policies funded an escrow account with the $115 million settlement amount, from which the proceeds, net of plaintiffs’ legal fees and expenses, are expected to be released to FCX in May 2015. Upon the release of funds, FCX expects to recognize a gain in second-quarter 2015 for the amount of the net proceeds. As a result and in accordance with the approved settlement terms, FCX expects the Board to declare a special dividend of approximately $115 million ($0.11 per share) that would be payable in early August 2015, corresponding with the timing of FCX’s next regular quarterly dividend.

Tax and Other Matters. There were no significant changes to the Cerro Verde royalty dispute or other Peruvian tax matters during the first quarter of 2015 (refer to Note 12 of FCX’s annual report on Form 10-K for the year ended December 31, 2014, for further discussion of these matters).

Indonesia Tax Matters. The following information includes a discussion of updates to previously reported Indonesia tax matters included in Note 12 of FCX’s annual report on Form 10-K for the year ended December 31, 2014.

PT-FI received assessments from the local regional tax authority in Papua, Indonesia, for additional taxes and penalties related to water rights tax payments for the period from January 2011 through January 2015. PT-FI has filed objections to these assessments. In March 2015, the local government of Papua rejected PT-FI’s objections to the assessments related to the period from January 2011 through December 2014, and in April 2015, PT-FI filed appeals with the Indonesian tax court. As of March 31, 2015, the aggregate amount of these assessments, including penalties, was 2.3 trillion Indonesian rupiah ($177 million based on exchange rates at March 31, 2015). No amounts have been accrued for these assessments as of March 31, 2015, because PT-FI believes its Contract of Work exempts it from these payments. PT-FI may be required to record a charge in second-quarter 2015 for all or a portion of the assessments.

NOTE 9. BUSINESS SEGMENTS
FCX has organized its operations into six primary divisions – North America copper mines, South America mining, Indonesia mining, Africa mining, Molybdenum mines and U.S. oil & gas operations. Notwithstanding this structure, FCX internally reports information on a mine-by-mine basis for its mining operations. Therefore, FCX concluded that its operating segments include individual mines or operations relative to its mining operations. For oil and gas operations, FCX determines its operating segments on a country-by-country basis. Operating segments that meet certain thresholds are reportable segments, which are separately disclosed in the following table.

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
Allocations. FCX allocates certain operating costs, expenses and capital expenditures to its operating divisions and individual segments. However, not all costs and expenses applicable to an operation are allocated. U.S. federal and state income taxes are recorded and managed at the corporate level (included in corporate, other & eliminations), whereas foreign income taxes are recorded and managed at the applicable country level. In addition, most mining exploration and research activities are managed on a consolidated basis, and those costs along with some selling, general and administrative costs are not allocated to the operating divisions or individual segments. Accordingly, the following segment information reflects management determinations that may not be indicative of what the actual financial performance of each operating division or segment would be if it was an independent entity.

Financial Information by Business Segments

(In millions)	Mining Operations
	North America Copper Mines			South America				Indonesia		Africa
													Atlantic	Other					Corporate,
											Molyb-		Copper	Mining			U.S.		Other
		Other		Cerro	Other						denum	Rod &	Smelting	& Elimi-		Total	Oil & Gas		& Elimi-	FCX
	Morenci	Mines	Total	Verde	Mines[a]		Total	Grasberg		Tenke	Mines	Refining	& Refining	nations		Mining	Operations[b]		nations	Total
Three Months Ended March 31, 2015
Revenues:
Unaffiliated customers	$106	$115	$221	$248	$231		$479	$621	[c]	$382	$—	$1,062	$540	$348	[d]	$3,653	$500	[e]	$—	$4,153
Intersegment	450	664	1,114	14	(7)	[f]	7	(14)	[f]	28	113	7	6	(1,261)		—	—		—	—
Production and delivery	374	569	943	198	147		345	439		235	83	1,063	519	(1,001)		2,626	283		3	2,912
Depreciation, depletion and amortization	51	82	133	37	38		75	70		73	26	2	10	16		405	530		4	939
Impairment of oil and gas properties	—	—	—	—	—		—	—		—	—	—	—	—		—	3,104		—	3,104
Selling, general and administrative expenses	1	—	1	1	—		1	25		3	—	—	5	6		41	54		59	154
Mining exploration and research expenses	—	3	3	—	—		—	—		—	—	—	—	30		33	—		—	33
Environmental obligations and shutdown costs	—	—	—	—	—		—	—		—	—	—	—	13		13	—		—	13
Net gain on sale of assets	—	(39)	(39)	—	—		—	—		—	—	—	—	—		(39)	—		—	(39)
Operating income (loss)	130	164	294	26	39		65	73		99	4	4	12	23		574	(3,471)		(66)	(2,963)

Interest expense, net	1	—	1	1	—		1	—		—	—	—	3	40		45	37		64	146
Provision for (benefit from) income taxes	—	—	—	5	19		24	29		26	—	—	—	—		79	—		(774)	(695)
Total assets at March 31, 2015	3,802	5,646	9,448	7,991	1,970		9,961	8,882		5,108	2,075	314	809	1,379		37,976	17,887		202	56,065
Capital expenditures	84	23	107	431	14		445	225		39	3	1	4	16		840	1,018		9	1,867

Three Months Ended March 31, 2014
Revenues:
Unaffiliated customers	$23	$61	$84	$280	$422		$702	$462	[c]	$306	$—	$1,146	$588	$436	[d]	$3,724	$1,261	[e]	$—	$4,985
Intersegment	444	758	1,202	64	132		196	8		21	126	8	5	(1,566)		—	—		—	—
Production and delivery	283	503	786	165	311		476	383		152	76	1,148	588	(1,183)		2,426	311		—	2,737
Depreciation, depletion and amortization	34	73	107	36	51		87	48		51	22	2	10	19		346	616		4	966
Selling, general and administrative expenses	—	1	1	1	1		2	21		3	—	—	4	7		38	57		40	135
Mining exploration and research expenses	—	2	2	—	—		—	—		—	—	—	—	28		30	—		—	30
Environmental obligations and shutdown costs	—	—	—	—	—		—	—		—	—	—	—	6		6	—		—	6
Operating income (loss)	150	240	390	142	191		333	18		121	28	4	(9)	(7)		878	277		(44)	1,111

Interest expense, net	1	—	1	—	—		—	—		—	—	—	4	18		23	76		62	161
Provision for income taxes	—	—	—	57	70		127	18		24	—	—	—	—		169	—		188	357
Total assets at March 31, 2014	3,412	5,827	9,239	6,730	4,059		10,789	7,466		4,904	2,101	289	951	1,119		36,858	26,385		489	63,732
Capital expenditures	244	59	303	400	23		423	236		31	19	1	1	10		1,024	579		9	1,612

a.	First-quarter 2014 amounts include the results of the Candelaria and Ojos del Salado mining operations, which were sold in November 2014.

b.	First-quarter 2014 includes the results from Eagle Ford, which was sold in June 2014.

c.	Includes PT-FI’s sales to PT Smelting totaling $350 million in first-quarter 2015 and $373 million in first-quarter 2014.

d.	Includes revenues from FCX's molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North and South America copper mines.

e.	Includes net mark-to-market gains (losses) associated with crude oil and natural gas derivative contracts totaling $52 million in first-quarter 2015 and $(50) million in first-quarter 2014.

f.	Amounts include net reductions for provisional pricing adjustments to prior period open sales. There were no intersegment sales from El Abra or Grasberg in first-quarter 2015.

NOTE 10. GUARANTOR FINANCIAL STATEMENTS
All of the senior notes issued by FCX are fully and unconditionally guaranteed on a senior basis jointly and severally by Freeport-McMoRan Oil & Gas LLC (FM O&G LLC), as guarantor, which is a 100 percent owned subsidiary of FCX Oil & Gas Inc. (FM O&G) and FCX. The guarantee is an unsecured obligation of the guarantor and ranks equal in right of payment with all existing and future indebtedness of FM O&G LLC, including indebtedness under the revolving credit facility. The guarantee ranks senior in right of payment with all of FM O&G LLC's future subordinated obligations and is effectively subordinated in right of payment to any debt of FM O&G LLC's subsidiaries. In the future, FM O&G LLC's guarantee may be released or terminated for certain obligations under the following circumstances: (i) all or substantially all of the equity interests or assets of FM O&G LLC are sold to a third party; or (ii) FM O&G LLC no longer has any obligations under any FM O&G senior notes or any refinancing thereof and no longer guarantees any obligations of FCX under the revolver, the Term Loan or any other senior debt.

The following condensed consolidating financial information includes information regarding FCX, as issuer, FM O&G LLC, as guarantor, and all other non-guarantor subsidiaries of FCX. Included are the condensed consolidating balance sheets at March 31, 2015, and December 31, 2014, and the related condensed consolidating statements of comprehensive (loss) income and cash flows for the three months ended March 31, 2015 and 2014 (in millions), which should be read in conjunction with FCX's notes to the consolidated financial statements.
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2015

	FCX		FM O&G LLC	Non-guarantor		Consolidated
	Issuer		Guarantor	Subsidiaries	Eliminations	FCX
ASSETS
Current assets	$288		$3,623	$8,257	$(3,314)	$8,854
Property, plant, equipment and mining development costs, net	21		48	26,526	—	26,595
Oil and gas properties, net - full cost method:
Subject to amortization, less accumulated amortization	—		2,309	4,404	—	6,713
Not subject to amortization	—		2,553	7,112	—	9,665
Investments in consolidated subsidiaries	25,828		4,117	7,005	(36,950)	—
Other assets	9,814		4,276	4,160	(14,012)	4,238
Total assets	$35,951		$16,926	$57,464	$(54,276)	$56,065

LIABILITIES AND EQUITY
Current liabilities	$1,819		$400	$5,505	$(3,314)	$4,410
Long-term debt, less current portion	15,900		4,771	9,625	(10,542)	19,754
Deferred income taxes	2,390	[a]	—	3,235	—	5,625
Environmental and asset retirement obligations, less current portion	—		303	3,375	—	3,678
Other liabilities	49		3,359	1,874	(3,470)	1,812
Total liabilities	20,158		8,833	23,614	(17,326)	35,279

Redeemable noncontrolling interest	—		—	755	—	755

Equity:
Stockholders' equity	15,793		8,093	29,376	(37,469)	15,793
Noncontrolling interests	—		—	3,719	519	4,238
Total equity	15,793		8,093	33,095	(36,950)	20,031
Total liabilities and equity	$35,951		$16,926	$57,464	$(54,276)	$56,065

a.	All U.S. related deferred income taxes are recorded at the parent company.

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2014

	FCX		FM O&G LLC	Non-guarantor		Consolidated
	Issuer		Guarantor	Subsidiaries	Eliminations	FCX
ASSETS
Current assets	$323		$2,635	$8,659	$(2,572)	$9,045
Property, plant, equipment and mining development costs, net	22		46	26,152	—	26,220
Oil and gas properties, net - full cost method:
Subject to amortization, less accumulated amortization	—		3,296	5,907	(16)	9,187
Not subject to amortization	—		2,447	7,640	—	10,087
Investments in consolidated subsidiaries	28,765		6,460	10,246	(45,471)	—
Other assets	8,914		3,947	4,061	(12,787)	4,135
Total assets	$38,024		$18,831	$62,665	$(60,846)	$58,674

LIABILITIES AND EQUITY
Current liabilities	$1,592		$560	$5,592	$(2,572)	$5,172
Long-term debt, less current portion	14,930		3,874	8,879	(9,312)	18,371
Deferred income taxes	3,161	[a]	—	3,237	—	6,398
Environmental and asset retirement obligations, less current portion	—		302	3,345	—	3,647
Other liabilities	54		3,372	1,910	(3,475)	1,861
Total liabilities	19,737		8,108	22,963	(15,359)	35,449

Redeemable noncontrolling interest	—		—	751	—	751

Equity:
Stockholders' equity	18,287		10,723	35,268	(45,991)	18,287
Noncontrolling interests	—		—	3,683	504	4,187
Total equity	18,287		10,723	38,951	(45,487)	22,474
Total liabilities and equity	$38,024		$18,831	$62,665	$(60,846)	$58,674

a.	All U.S. related deferred income taxes are recorded at the parent company.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

Three Months Ended March 31, 2015
	FCX	FM O&G LLC		Non-guarantor			Consolidated
	Issuer	Guarantor		Subsidiaries		Eliminations	FCX
Revenues	$—	$181		$3,972		$—	$4,153
Total costs and expenses	16	1,318	[a]	5,798	[a]	(16)	7,116
Operating (loss) income	(16)	(1,137)		(1,826)		16	(2,963)
Interest expense, net	(115)	(4)		(57)		30	(146)
Other income (expense), net	29	—		8		(30)	7
(Loss) income before income taxes and equity in affiliated companies' net (losses) earnings	(102)	(1,141)		(1,875)		16	(3,102)
(Provision for) benefit from income taxes	(421)	1,157		(35)		(6)	695
Equity in affiliated companies' net (losses) earnings	(1,951)	(2,359)		(3,530)		7,841	1
Net (loss) income	(2,474)	(2,343)		(5,440)		7,851	(2,406)
Net income and preferred dividends attributable to noncontrolling interests	—	—		(56)		(12)	(68)
Net (loss) income attributable to common stockholders	$(2,474)	$(2,343)		$(5,496)		$7,839	$(2,474)

Other comprehensive income (loss)	12	—		12		(12)	12
Total comprehensive (loss) income	$(2,462)	$(2,343)		$(5,484)		$7,827	$(2,462)

a.
Includes impairment charges totaling $1.1 billion at the FM O&G LLC guarantor and $2.0 billion at the non-guarantor subsidiaries related to ceiling test impairment charges for FCX's oil and gas properties pursuant to full cost accounting rules.

Three Months Ended March 31, 2014
	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Revenues	$—	$644	$4,341	$—	$4,985
Total costs and expenses	11	526	3,339	(2)	3,874
Operating (loss) income	(11)	118	1,002	2	1,111
Interest expense, net	(82)	(41)	(58)	20	(161)
Other income (expense), net	20	—	33	(20)	33
(Loss) income before income taxes and equity in affiliated companies' net earnings (losses)	(73)	77	977	2	983
Provision for income taxes	(21)	(43)	(292)	(1)	(357)
Equity in affiliated companies' net earnings (losses)	604	130	185	(919)	—
Net income (loss)	510	164	870	(918)	626
Net income and preferred dividends attributable to noncontrolling interests	—	—	(111)	(5)	(116)
Net income (loss) attributable to common stockholders	$510	$164	$759	$(923)	$510

Other comprehensive income (loss)	3	—	3	(3)	3
Total comprehensive income (loss)	$513	$164	$762	$(926)	$513

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2015

	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Cash flow from operating activities:
Net (loss) income	$(2,474)	$(2,343)	$(5,440)	$7,851	$(2,406)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	1	119	835	(16)	939
Impairment of oil and gas properties	—	1,062	2,042	—	3,104
Net gains on crude oil derivative contracts	—	(52)	—	—	(52)
Equity in losses (earnings) of consolidated subsidiaries	1,951	2,359	3,530	(7,841)	(1)
Other, net	(701)	6	(86)	—	(781)
Decreases (increases) in working capital and changes in other tax payments	1,171	(1,321)	58	6	(86)
Net cash (used in) provided by operating activities	(52)	(170)	939	—	717

Cash flow from investing activities:
Capital expenditures	—	(302)	(1,565)	—	(1,867)
Intercompany loans	(905)	(400)	—	1,305	—
Dividends from (investments in) consolidated subsidiaries	310	(14)	32	(328)	—
Other, net	—	—	127	—	127
Net cash (used in) provided by investing activities	(595)	(716)	(1,406)	977	(1,740)

Cash flow from financing activities:
Proceeds from debt	1,515	—	758	—	2,273
Repayments of debt	(530)	—	(272)	—	(802)
Intercompany loans	—	903	402	(1,305)	—
Cash dividends and distributions paid, and contributions received	(327)	—	(319)	296	(350)
Other, net	(11)	(18)	(16)	32	(13)
Net cash provided by (used in) financing activities	647	885	553	(977)	1,108

Net (decrease) increase in cash and cash equivalents	—	(1)	86	—	85
Cash and cash equivalents at beginning of period	—	1	463	—	464
Cash and cash equivalents at end of period	$—	$—	$549	$—	$549

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2014

	FCX	FM O&G LLC	Non-guarantor			Consolidated
	Issuer	Guarantor	Subsidiaries		Eliminations	FCX
Cash flow from operating activities:
Net income (loss)	$510	$164	$870		$(918)	$626
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	1	285	682		(2)	966
Net losses on crude oil and natural gas derivative contracts	—	50	—		—	50
Equity in (earnings) losses of consolidated subsidiaries	(604)	(130)	(185)		919	—
Other, net	134	(9)	(140)		(13)	(28)
(Increases) decreases in working capital and changes in other tax payments	(234)	339	(518)		—	(413)
Net cash (used in) provided by operating activities	(193)	699	709		(14)	1,201

Cash flow from investing activities:
Capital expenditures	—	(335)	(1,277)		—	(1,612)
Intercompany loans	190	(43)	—	—	(147)	—
Dividends from (investments in) consolidated subsidiaries	212	(96)	(430)		314	—
Other, net	—	4	3		—	7
Net cash provided by (used in) investing activities	402	(470)	(1,704)		167	(1,605)

Cash flow from financing activities:
Proceeds from debt	895	—	254		—	1,149
Repayments of debt	(780)	—	(207)		—	(987)
Intercompany loans	—	(213)	66		147	—
Cash dividends and distributions paid, and contributions received	(326)	(14)	237		(300)	(403)
Other, net	2	—	—		—	2
Net cash (used in) provided by financing activities	(209)	(227)	350		(153)	(239)

Net increase (decrease) in cash and cash equivalents	—	2	(645)		—	(643)
Cash and cash equivalents at beginning of period	—	—	1,985		—	1,985
Cash and cash equivalents at end of period	$—	$2	$1,340		$—	$1,342

NOTE 11. NEW ACCOUNTING STANDARDS
In April 2015, the Financial Accounting Standards Board issued an Accounting Standards Update (ASU) to simplify the presentation of debt issuance costs. This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public entities, this ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. FCX adopted this ASU in the first quarter of 2015 and retrospectively adjusted its previously issued financial statements. Upon adoption, FCX adjusted its December 31, 2014, balance sheet by decreasing other assets and long-term debt by $121 million for debt issuance costs related to corresponding debt balances. FCX elected to continue presenting debt issuance costs for its revolving credit facility as a deferred charge (asset) because of the volatility of its borrowings and repayments under the facility.
NOTE 12. SUBSEQUENT EVENTS
FCX evaluated events after March 31, 2015, and through the date the consolidated financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these consolidated financial statements.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan INC.

We have reviewed the condensed consolidated balance sheet of Freeport-McMoRan Inc. as of March 31, 2015, and the related consolidated statements of operations, comprehensive (loss) income and cash flows for the three-month periods ended March 31, 2015 and 2014, and the consolidated statement of equity for the three-month period ended March 31, 2015. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Freeport-McMoRan Inc. as of December 31, 2014, and the related consolidated statements of operations, comprehensive (loss) income, cash flows and equity for the year then ended (not presented herein), and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 27, 2015. In our opinion, the accompanying condensed consolidated balance sheet of Freeport-McMoRan Inc. as of December 31, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

Phoenix, Arizona
May 8, 2015

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, "we," "us" and "our" refer to Freeport-McMoRan Inc. (FCX) and its consolidated subsidiaries. You should read this discussion in conjunction with our financial statements, the related Management’s Discussion and Analysis of Financial Condition and Results of Operations and the discussion of our Business and Properties in our annual report on Form 10-K for the year ended December 31, 2014, filed with the United States (U.S.) Securities and Exchange Commission (SEC). The results of operations reported and summarized below are not necessarily indicative of future operating results (refer to "Cautionary Statement" for further discussion). References to "Notes" are Notes included in our Notes to Consolidated Financial Statements. Throughout Management's Discussion and Analysis of Financial Condition and Results of Operations, all references to earnings or losses per share are on a diluted basis.

OVERVIEW

We are a premier U.S.-based natural resources company with an industry-leading global portfolio of mineral assets, significant oil and gas resources and a growing production profile. We are the world's largest publicly traded copper producer. Our portfolio of assets includes the Grasberg minerals district in Indonesia, one of the world's largest copper and gold deposits; significant mining operations in North and South America; the Tenke Fungurume (Tenke) minerals district in the Democratic Republic of Congo (DRC) in Africa; and significant U.S. oil and natural gas assets, including reserves in the Deepwater Gulf of Mexico (GOM), onshore and offshore California, in the Haynesville shale play in Louisiana, in the Madden area in Central Wyoming, and an industry-leading position in the emerging Inboard Lower Tertiary/Cretaceous natural gas trend in the shallow waters of the GOM and onshore in South Louisiana.

Our results for first-quarter 2015, compared with first-quarter 2014, reflect lower oil volumes and lower commodity price realizations, partly offset by higher copper and gold sales volumes. Results for first-quarter 2015 were also significantly impacted by net charges of $3.1 billion ($2.4 billion to net loss attributable to common stockholders) related to the impairment of our oil and gas properties pursuant to full cost accounting rules and the related tax charge to establish a deferred tax valuation allowance. Refer to “Consolidated Results” for further discussion of our consolidated financial results for the three-month periods ended March 31, 2015 and 2014.

At March 31, 2015, we had $0.5 billion in consolidated cash and cash equivalents and $20.3 billion in total debt. We have taken actions to reduce or defer capital expenditures and other costs and are evaluating funding alternatives to advance growth projects in our oil and gas business, including consideration of a sale of public equity for a minority interest in our oil and gas business. Additional capital cost reductions, potential additional divestitures or monetizations and other actions will be pursued as required to maintain a strong balance sheet while preserving a strong resource position and portfolio of assets with attractive long-term growth prospects. We have a broad set of natural resource assets that provide many alternatives for future actions to enhance our financial flexibility.

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

Sales Volumes.  Following are our projected consolidated sales volumes for the year 2015:

Copper (millions of recoverable pounds):
North America copper mines	1,935
South America mining	935
Indonesia mining	885
Africa mining	455
	4,210
Gold (thousands of recoverable ounces)	1,300
Molybdenum (millions of recoverable pounds)	95	[a]
Oil Equivalents (million BOE or MMBOE)	52.3

a.	Projected molybdenum sales include 50 million pounds produced by our Molybdenum mines and 45 million pounds produced by our North and South America copper mines.

Consolidated sales for second-quarter 2015 are expected to approximate 960 million pounds of copper, 300 thousand ounces of gold, 25 million pounds of molybdenum and 12.9 MMBOE. Projected sales volumes are dependent on a number of factors, including operational performance and other factors. Projected 2015 copper sales are approximately 60 million pounds less than the estimate provided in our annual report on Form 10-K for the year ended December 31, 2014, primarily reflecting reduced mining rates in Indonesia; projected 2015 oil and gas sales are 3.2 MMBOE lower than the estimate provided in our annual report on Form 10-K for the year ended December 31, 2014, primarily reflecting the timing of the Lucius ramp-up and the timing of maintenance activites in the Deepwater GOM. For other important factors that could cause results to differ materially from projections, refer to "Cautionary Statement."

Mining Unit Net Cash Costs. Assuming average prices of $1,200 per ounce of gold and $8 per pound of molybdenum for the remainder of 2015, and achievement of current sales volume and cost estimates, consolidated unit net cash costs (net of by-product credits) for our copper mines are expected to be lower in the second half of 2015 and average $1.53 per pound of copper for the year 2015. Quarterly unit net cash costs vary with fluctuations in sales volumes and average realized prices (primarily gold and molybdenum prices). The impact of price changes for the remainder of 2015 on consolidated unit net cash costs would approximate $0.015 per pound for each $50 per ounce change in the average price of gold and $0.015 per pound for each $2 per pound change in the average price of molybdenum. Refer to “Consolidated Results – Production and Delivery Costs” for further discussion of consolidated production and delivery costs for our mining operations.

Oil and Gas Cash Production Costs per BOE. Based on current sales volume and cost estimates for the remainder of 2015, oil and gas cash production costs are expected to approximate $19 per BOE for the year 2015. Refer to “Operations – Oil and Gas” for further discussion of oil and gas production costs.

Consolidated Operating Cash Flow. Our consolidated operating cash flows vary with prices realized from copper, gold, molybdenum and oil sales, sales volumes, production costs, income taxes, other working capital changes and other factors. Based on current sales volume and cost estimates, and assuming average prices of $2.75 per pound of copper, $1,200 per ounce of gold, $8 per pound of molybdenum and $65 per barrel of Brent crude oil for the remainder of 2015, consolidated operating cash flows are estimated to approximate $4.4 billion for the year 2015. Projected consolidated operating cash flows for the year 2015 also reflect an estimated tax benefit of $0.4 billion (refer to “Consolidated Results – Income Taxes” for further discussion of our projected consolidated effective annual tax rate for 2015). The impact of price changes during the remainder of 2015 on operating cash flows would approximate $250 million for each $0.10 per pound change in the average price of copper, $30 million for each $50 per ounce change in the average price of gold, $95 million for each $2 per pound change in the average price of molybdenum and $80 million for each $5 per barrel change in the average Brent crude oil price.

MARKETS

Metals. World prices for copper, gold and molybdenum can fluctuate significantly. During the period from January 2005 through April 2015, the London Metal Exchange (LME) spot copper price varied from a low of $1.26 per pound in 2008 to a record high of $4.60 per pound in 2011; the London Bullion Market Association (London) PM gold price fluctuated from a low of $411 per ounce in 2005 to a record high of $1,895 per ounce in 2011; and the Metals Week Molybdenum Dealer Oxide weekly average price ranged from a low of $7.83 per pound in 2009 to a record high of $39.25 per pound in 2005. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in our “Risk Factors” contained in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2014.

This graph presents LME spot copper prices and the combined reported stocks of copper at the LME, Commodity Exchange Inc., a division of the New York Mercantile Exchange (NYMEX), and the Shanghai Futures Exchange from January 2005 through April 2015. From 2006 through most of 2008, limited supplies, combined with growing demand from China and other emerging economies, resulted in high copper prices and low levels of inventories. We believe current copper prices are supported by a combination of demand from developing economies and pro-growth monetary fiscal policy decisions in Europe, China and the U.S. Since mid-2014, copper prices have declined because of concerns about slowing growth rates in China, a stronger U.S. dollar and a broad-based decline in commodity prices, led by a sharp decline in oil prices. Copper prices remain under pressure as a result of slowing Chinese economic growth, a strong U.S. dollar and broad-based weakness in commodity prices, but remain supported by supply-side constraints. During first-quarter 2015, LME spot copper prices ranged from a low of $2.45 per pound to a high of $2.86 per pound, averaged $2.64 per pound and closed at $2.74 per pound on March 31, 2015. Since hitting a year-to-date low of $2.45 per pound on January 29, 2015, copper prices have improved. LME spot copper prices closed at $2.83 per pound on April 30, 2015.

We believe the underlying long-term fundamentals of the copper business remain positive, supported by the significant role of copper in the global economy and a challenging long-term supply environment attributable to difficulty in replacing exiting large mines' output with new production sources. Future copper prices are expected to be volatile and are likely to be influenced by demand from China and emerging markets, as well as economic activity in the U.S. and other industrialized countries, the timing of the development of new supplies of copper, and production levels of mines and copper smelters.

This graph presents London PM gold prices from January 2005 through April 2015. An improving economic outlook and positive equity performance contributed to lower demand for gold in 2014 and early 2015, resulting in generally lower prices. During first-quarter 2015, London PM gold prices ranged from a low of $1,147 per ounce to a high of $1,296 per ounce, averaged $1,218 per ounce and closed at $1,187 per ounce on March 31, 2015. Gold prices closed at $1,180 per ounce on April 30, 2015.

Metals Week Molybdenum Dealer Oxide Prices

Through April 30, 2015

$40
$35
$30
$25
$20
$15
$10
$5
$0
Dollars per pound
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015

This graph presents the Metals Week Molybdenum Dealer Oxide weekly average prices from January 2005 through April 2015. Molybdenum prices improved during the first half of 2014, resulting from improved demand in the metallurgical sector, but have since declined because of weaker demand from European steel and stainless steel producers. During first-quarter 2015, the weekly average price of molybdenum ranged from a low of $7.62 per pound to a high of $9.35 per pound, averaged $8.49 per pound and was $8.47 on March 31, 2015. The Metals Week Molybdenum Dealer Oxide weekly average price was $7.80 per pound on April 30, 2015.

Oil and Gas. Market prices for crude oil and natural gas can fluctuate significantly. During the period from January 2005 through April 2015, the Brent crude oil price ranged from a low of $36.61 per barrel to a high of $146.08 per barrel in 2008 and the NYMEX natural gas price fluctuated from a low of $2.04 per million British thermal units (MMBtu) in 2012 to a high of $13.91 per MMBtu in 2005. Crude oil and natural gas prices are affected by numerous factors beyond our control as described further in our “Risk Factors” contained in Part I, Item 1A. of our annual report on Form 10-K for the year ended December 31, 2014.

This graph presents Brent crude oil prices and NYMEX natural gas contract prices from January 2005 through April 2015. Crude oil prices reached a record high in July 2008 as economic growth in emerging economies and the U.S. created high global demand for oil and lower inventories. By the end of 2008, financial turmoil in the U.S. contributed to a global economic slowdown and a decline in many commodity prices. Crude oil prices rebounded after 2008, supported by a gradually improving global economy and demand outlook. Since mid-2014, oil prices have significantly declined associated with global oversupply primarily attributable to U.S. shale production and increased Brazilian and Libyan output, coupled with weak economic data in Europe and slowing Chinese demand. During first-quarter 2015, Brent crude oil prices ranged from a low of $46.59 per barrel to a high of $62.58 per barrel, averaged $55.19 per barrel and were $55.11 per barrel on March 31, 2015. The Brent crude oil price was $66.78 per barrel on April 30, 2015.

CONSOLIDATED RESULTS

	Three Months Ended
	March 31,
	2015		2014[a]
SUMMARY FINANCIAL DATA	(in millions, except per share amounts)
Revenues[b]	$4,153	[c,d]	$4,985	[c,d]
Operating (loss) income[b]	$(2,963)	[c,d,e,f]	$1,111	[c,d,g]
Net (loss) income attributable to common stockholders[h]	$(2,474)	[c,d,e,f,i]	$510	[c,d,g]
Diluted net (loss) income per share attributable to common stockholders	$(2.38)	[c,d,e,f,i]	$0.49	[c,d,g]
Diluted weighted-average common shares outstanding	1,040		1,044
Operating cash flows[j]	$717		$1,201
Capital expenditures	$1,867		$1,612
At March 31:
Cash and cash equivalents	$549		$1,342
Total debt, including current portion	$20,312		$20,739

a.	Includes the results of the Candelaria and Ojos del Salado mines that were sold in November 2014, and the Eagle Ford properties that were sold in June 2014.
b.As further detailed in Note 9, following is a summary of revenues and operating income (loss) by operating division (in millions):

	Three Months Ended
	March 31,
Revenues	2015	2014
North America copper mines	$1,335	$1,286
South America mining	486	898
Indonesia mining	607	470
Africa mining	410	327
Molybdenum mines	113	126
Rod & Refining	1,069	1,154
Atlantic Copper Smelting & Refining	546	593
U.S. oil & gas operations	500	1,261
Other mining, corporate, other & eliminations	(913)	(1,130)
Total revenues	$4,153	$4,985

Operating income (loss)
North America copper mines	$294	$390
South America mining	65	333
Indonesia mining	73	18
Africa mining	99	121
Molybdenum mines	4	28
Rod & Refining	4	4
Atlantic Copper Smelting & Refining	12	(9)
U.S. oil & gas operations	(3,471)	277
Other mining, corporate, other & eliminations	(43)	(51)
Total operating (loss) income	$(2,963)	$1,111

c.
Includes unfavorable adjustments to provisionally priced concentrate and cathode copper sales recognized in prior periods totaling $106 million ($59 million to net loss attributable to common stockholders or $0.06 per share) for first-quarter 2015 and $124 million ($66 million to net income attributable to common stockholders or $0.06 per share) for first-quarter 2014. Refer to “Revenues” for further discussion.

d.
Includes net noncash mark-to-market (losses) gains associated with crude oil and natural gas derivative contracts totaling $(48) million ($(30) million to net loss attributable to common stockholders or $(0.03) per share) for first-quarter 2015 and $15 million ($9 million to net income attributable to common stock or $0.01 per share) for first-quarter 2014. Refer to "Revenues" for further discussion.

e.
Includes a charge of $3.1 billion ($1.9 billion to net loss attributable to common stockholders or $1.87 per share) to reduce the carrying value of oil and gas properties pursuant to full cost accounting rules.

f.
Includes (i) a gain of $39 million ($25 million to net loss attributable to common stockholders or $0.02 per share) associated with the $140 million sale of our one-third interest in the Luna Energy power facility in New Mexico and (ii) charges totaling

$17 million ($10 million to net loss attributable to common stockholders or $0.01 per share) associated with idle/terminated rig costs and inventory write offs at oil and gas operations.

g.
Includes $53 million ($28 million to net income attributable to common stockholders or $0.03 per share) of fixed costs charged directly to cost of sales as a result of the impact of export restrictions on PT Freeport Indonesia's (PT-FI) first-quarter 2014 operating rates.

h.	We defer recognizing profits on intercompany sales until final sales to third parties occur. For a summary of net impacts from changes in these deferrals, refer to "Operations - Smelting & Refining."

i.
As a result of the impairment to oil and gas properties, we recorded a tax charge of $458 million ($0.44 per share) to establish a valuation allowance primarily against U.S. federal alternative minimum tax credits.

j.	Includes net working capital uses and changes in other tax payments of $86 million for first-quarter 2015 and $413 million for first-quarter 2014.

	Three Months Ended
	March 31,
	2015	2014[a]
SUMMARY OPERATING DATA
Copper (recoverable)
Production (millions of pounds)	915	948
Sales, excluding purchases (millions of pounds)	960	871
Average realized price per pound	$2.72	$3.14
Site production and delivery costs per pound[b]	$1.93	$1.89	[c]
Unit net cash costs per pound[b]	$1.64	$1.54	[c]
Gold (recoverable)
Production (thousands of ounces)	259	231
Sales, excluding purchases (thousands of ounces)	263	187
Average realized price per ounce	$1,186	$1,300
Molybdenum (recoverable)
Production (millions of pounds)	24	24
Sales, excluding purchases (millions of pounds)	23	27
Average realized price per pound	$10.17	$11.21
Oil Equivalents
Sales volumes
MMBOE	12.5	16.1
Thousand BOE (MBOE) per day	139	179
Cash operating margin per BOE[d]
Realized revenues	$43.71	$77.22
Cash production costs	20.26	18.51
Cash operating margin	$23.45	$58.71

a.
Includes the results of the Candelaria and Ojos del Salado mines that were sold in November 2014, and the Eagle Ford properties that were sold in June 2014. First-quarter 2014 sales volumes included 94 million pounds of copper and 23 thousand ounces of gold from the Candelaria and Ojos del Salado mines and 4.7 MMBOE (53 MBOE per day) from Eagle Ford. Excluding Candelaria and Ojos del Salado, first-quarter 2014 mining unit net cash costs averaged $1.57 per pound of copper; excluding Eagle Ford, first-quarter 2014 oil and gas cash production costs were $20.89 per BOE.

b.
Reflects per pound weighted-average production and delivery costs and unit net cash costs (net of by-product credits) for all copper mines. For reconciliations of per pound unit costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements, refer to "Product Revenues and Production Costs."

c.	Excludes $0.06 per pound of copper for fixed costs charged directly to cost of sales as a result of the impact of export restrictions on PT-FI's operating rates.

d.
Cash operating margin for oil and gas operations reflects realized revenues less cash production costs. Realized revenues exclude noncash mark-to-market adjustments on derivative contracts. For reconciliations of realized revenues and cash production costs per BOE to revenues and production and delivery costs reported in our consolidated financial statements, refer to "Product Revenues and Production Costs."

Revenues
Consolidated revenues totaled $4.2 billion in first-quarter 2015, compared with $5.0 billion in first-quarter 2014. Revenues include the sale of copper concentrates, copper cathodes, copper rod, gold, molybdenum, silver and cobalt by our mining operations, and the sale of oil, natural gas and natural gas liquids (NGLs) by our oil and gas operations.

Following is a summary of changes in our consolidated revenues between periods (in millions):

Three Months Ended March 31,

Consolidated revenues - 2014 period	$4,985
Mining operations:
Higher (lower) sales volumes from mining operations:
Copper	279
Gold	100
Molybdenum	(38)
Lower price realizations from mining operations:
Copper	(403)
Gold	(29)
Molybdenum	(24)
Net adjustments for prior period provisionally priced copper sales	18
Lower revenues from purchased copper	(9)
Lower Atlantic Copper revenues	(47)
Oil and gas operations:
Lower oil sales volumes	(320)
Lower oil price realizations, including cash realizations on derivative contacts	(312)
Net noncash mark-to-market adjustments on derivative contracts	(63)
Other, including intercompany eliminations	16
Consolidated revenues - 2015 period	$4,153

Mining Sales Volumes
Consolidated sales volumes were 960 million pounds of copper, 263 thousand ounces of gold and 23 million pounds of molybdenum in first-quarter 2015, and 871 million pounds of copper, 187 thousand ounces of gold and 27 million pounds of molybdenum in first-quarter 2014. Higher copper and gold sales volumes primarily reflected higher volumes in North America, Indonesia and Africa; partly offset by lower volumes in South America mostly associated with the sale of the Candelaria and Ojos del Salado mines. Refer to “Operations” for further discussion of sales volumes at our mining operations.
Metal Price Realizations
Our consolidated revenues can vary significantly as a result of fluctuations in the market prices of copper, gold, molybdenum, silver and cobalt. As presented above on the summary operating data table, metals price realizations were lower in first-quarter 2015, compared with first-quarter 2014. Refer to "Markets" for further discussion.

Provisionally Priced Copper Sales
For first-quarter 2015, 39 percent of our mined copper was sold in concentrate, 36 percent as cathode and 25 percent as rod from North America operations. Impacts of net adjustments for prior period provisionally priced sales primarily relate to copper sales. Substantially all of our copper concentrate and cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) based primarily on quoted LME monthly average spot copper prices. We receive market prices based on prices in the specified future period, which results in price fluctuations recorded through revenues until the date of settlement. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on our provisionally priced concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until final pricing on the date of settlement. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs. The unfavorable impacts of net adjustments to the prior periods' provisionally priced copper sales totaled $106 million for first-quarter 2015 and $124 million for first-quarter 2014.

At March 31, 2015, we had provisionally priced copper sales at our copper mining operations, primarily South America and Indonesia, totaling 413 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average of $2.74 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the March 31, 2015, provisional price recorded would have an approximate $14 million effect on 2015 net income attributable to common stockholders. The LME spot copper price was $2.83 per pound on April 30, 2015.

Purchased Copper
We purchased copper cathode for processing by our Rod & Refining segment totaling 40 million pounds in first-quarter 2015 and 32 million pounds in first-quarter 2014.

Oil and Gas Revenues and Derivative Contracts
Oil sales volumes of 8.4 million barrels (MMBbls) in first-quarter 2015, were lower than sales volumes of 11.8 MMBbls in first-quarter 2014, primarily reflecting the sale of the Eagle Ford properties. Lower oil realizations, including realized cash gains on derivative contracts, of $56.51 per barrel in first-quarter 2015, compared with $93.76 per barrel for first-quarter 2014, primarily reflected lower oil prices. Refer to “Operations” for further discussion of average realizations and sales volumes at our oil and gas operations.

In connection with the acquisition of our oil and gas business, we have derivative contracts for 2015 consisting of crude oil options, and for 2014, had derivative contracts that consisted of crude oil options and natural gas swaps. These crude oil and natural gas derivative contracts are not designated as hedging instruments; accordingly, they are recorded at fair value with the mark-to-market gains and losses recorded in revenues each period. Realized cash gains (losses) on crude oil and natural gas derivative contracts totaled $100 million for first-quarter 2015 and $(65) million for first-quarter 2014. Net noncash mark-to-market (losses) gains on crude oil and natural gas derivative contracts totaled $(48) million for first-quarter 2015 and $15 million for first-quarter 2014.

Following presents the estimated (decrease) increase in the net asset on our balance sheet of a 10 percent change in Brent crude oil prices on the fair values of outstanding crude oil derivative contracts, compared with forward prices used to determine the March 31, 2015, fair values (in millions):

	10% Increase	10% Decrease
Crude oil options	$(31)	$19

Refer to Note 6 for further discussion of oil and natural gas derivative contracts.

Production and Delivery Costs
Consolidated production and delivery costs totaled $2.9 billion in first-quarter 2015, compared with $2.7 billion in first-quarter 2014. Higher production and delivery costs for first-quarter 2015 were primarily associated with higher costs at our mining operations mostly related to higher volumes in North America and Indonesia; partly offset by lower costs in South America mostly resulting from the sale of the Candelaria and Ojos del Salado mines.

Mining Unit Site Production and Delivery Costs
Site production and delivery costs for our copper mining operations primarily include labor, energy and commodity-based inputs, such as sulphuric acid, reagents, liners, tires and explosives. Consolidated unit site production and delivery costs (before net noncash and other costs) for our copper mines totaled $1.93 per pound of copper in first-quarter 2015 and $1.89 per pound in first-quarter 2014. Higher consolidated average site production and delivery costs in first-quarter 2015, compared with first-quarter 2014, primarily reflected higher costs and lower sales volumes in South America, partly offset by higher copper sales volumes in North America and Indonesia.

Assuming achievement of current volume and cost estimates, consolidated unit site production and delivery costs are expected to be lower in the second half of 2015 and average $1.81 per pound of copper for the year 2015. Refer to “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements.

Oil and Gas Cash Production Costs per BOE
Production costs for our oil and gas operations primarily include costs incurred to operate and maintain wells and related equipment and facilities, such as lease operating expenses, steam gas costs, electricity, production and ad valorem taxes, and gathering and transportation expenses. Cash production costs for our oil and gas operations of $20.26 per BOE in first-quarter 2015 were higher than the $18.51 per BOE in first-quarter 2014, primarily reflecting the sale of lower-cost Eagle Ford properties.

Assuming achievement of current volume and cost estimates for the remainder of 2015, cash production costs are expected to approximate $19 per BOE for the year 2015. Refer to “Operations” for further discussion of cash production costs at our oil and gas operations.

Depreciation, Depletion and Amortization
Depreciation will vary under the unit-of-production (UOP) method as a result of changes in sales volumes and the related UOP rates at our mining and oil and gas operations. Consolidated depreciation, depletion and amortization (DD&A) totaled $939 million in first-quarter 2015 and $966 million in first-quarter 2014. DD&A in first-quarter 2015, compared with first-quarter 2014, reflected lower expense from our oil and gas operations associated with decreased production as a result of the sale of the Eagle Ford properties, offset by higher DD&A from our mining operations mostly associated with higher sales volumes in North America and Indonesia.

Impairment of Oil and Gas Properties
Under the full cost accounting rules, a "ceiling test" is conducted each quarter to review the carrying value of the oil and gas properties for impairment. At March 31, 2015, net capitalized costs with respect to FCX Oil & Gas Inc.'s (FM O&G) proved U.S. oil and gas properties exceeded the related ceiling limitation, which resulted in the recognition of an impairment charge of $3.1 billion ($1.9 billion to net loss attributable to common stockholders) for first-quarter 2015, reflecting the lower twelve-month average of the first-day-of-the-month historical reference oil price and higher capitalized costs at March 31, 2015. Refer to Note 1 and "Operations - Oil and Gas" for further discussion.

Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses totaled $154 million in first-quarter 2015 and $135 million in first-quarter 2014. Adjustments to reduce accrued incentive compensation amounts were $21 million higher in first-quarter 2014, compared with first-quarter 2015. Consolidated selling, general and administrative expenses were net of capitalized general and administrative expense at our oil and gas operations totaling $32 million in first-quarter 2015 and $34 million in first-quarter 2014.

Mining Exploration and Research Expenses
Consolidated exploration and research expenses for our mining operations totaled $33 million in first-quarter 2015 and $30 million in first-quarter 2014. Our exploration activities are generally near our existing mines with a focus on opportunities to expand reserves and resources to support development of additional future production capacity in the large mineral districts where we currently operate. Exploration results continue to indicate opportunities for what we believe could be significant future potential reserve additions in North and South America, and in the Tenke minerals district. The drilling data in North America also indicates the potential for significantly expanded sulfide production. Drilling results and exploration modeling in North America have identified large-scale potential sulfide resources in the Morenci and Safford/Lone Star districts, providing a long-term pipeline for future growth in reserves and production capacity in an established minerals district.

For the year 2015, mining exploration expenditures are expected to total approximately $100 million. As further discussed in Note 1 of our annual report on Form 10-K for the year ended December 31, 2014, under the full cost method of accounting, exploration costs for our oil and gas operations are capitalized to oil and gas properties.

Environmental Obligations and Shutdown Costs
Environmental obligation costs reflect net revisions to our long-term environmental obligations, which will vary from period to period because of changes to environmental laws and regulations, the settlement of environmental matters and/or circumstances affecting our operations that could result in significant changes in our estimates. Shutdown costs include care and maintenance costs and any litigation, remediation or related expenditures associated with closed facilities or operations. Net charges for environmental obligations and shutdown costs totaled $13 million in first-quarter 2015 and $6 million in first-quarter 2014. Refer to "Contingencies" for further discussion of environmental obligations and litigation matters associated with closed facilities or operations.

Net Gain on Sale of Assets
Net gain on sale of assets totaled $39 million ($25 million to net income attributable to common stockholders) for first-quarter 2015, primarily related to the $140 million sale of our one-third interest in the Luna Energy power facility in New Mexico.

Interest Expense, Net
Consolidated interest expense (excluding capitalized interest) totaled $210 million in first-quarter 2015 and $224 million in first-quarter 2014. Capitalized interest is related to the level of expenditures for our development projects and average interest rates on our borrowings, and totaled $64 million in first-quarter 2015 and $63 million in first-quarter 2014. Refer to "Operations" and “Capital Resources and Liquidity - Investing Activities” for further discussion of current development projects.

Income Taxes
Following is a summary of the approximate amounts used in the calculation of our consolidated income tax benefit (provision) for the first quarters of 2015 and 2014 (in millions, except percentages):

	Three Months Ended					Three Months Ended
	March 31, 2015					March 31, 2014
	Income(Loss)[a]	Effective Tax Rate		Income Tax (Provision) Benefit		Income[a]	Effective Tax Rate	Income Tax Provision
U.S.	$(302)	42%		$126		$473	29%	$(136)
South America	60	40%		(24)		344	37%	(127)
Indonesia	61	47%		(29)		44	42%	(18)
Africa	55	47%		(26)		80	30%	(24)
Impairment of oil and gas properties	(3,104)	37%		1,163		—	N/A	—
Valuation allowance	—	N/A		(458)	[b]	—	N/A	—
Eliminations and other	128	N/A		(27)		42	N/A	(11)
Annualized rate adjustment[c]	—	N/A		(30)		—	N/A	(41)
Consolidated FCX	$(3,102)	22%	[d]	$695		$983	36%	$(357)

a.	Represents income (loss) by geographic location before income taxes and equity in affiliated companies’ net earnings.

b.	As a result of the impairment to oil and gas properties, we recorded a tax charge to establish a valuation allowance primarily against U.S. federal alternative minimum tax credits.

c.	In accordance with applicable accounting rules, we adjust our interim provision for income taxes equal to our estimated annualized tax rate.

d.
Our consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which we operate. Accordingly, variations in the relative proportions of jurisdictional income result in fluctuations to our consolidated effective income tax rate. Assuming achievement of current sales volume and cost estimates and average prices of $2.75 per pound for copper, $1,200 per ounce for gold, $8 per pound for molybdenum and $65 per barrel of Brent crude oil for the remainder of 2015, we estimate that our consolidated effective tax rate will approximate 23 percent for the year 2015.

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

Morenci Mill Expansion. The Morenci mill expansion project commenced operations in May 2014 and approached full rates in first-quarter 2015. The project expanded mill capacity from 50,000 metric tons of ore per day to approximately 115,000 metric tons of ore per day and is expected to add incremental annual production of approximately 225 million pounds of copper. Morenci's copper production is expected to average over 900 million pounds per year over the next five years. Additionally, the molybdenum circuit began production in first-quarter 2015 and is expected to reach design capacity of approximately 9 million pounds of molybdenum per year in second-quarter 2015. Remaining items associated with the project include construction of the expanded tailings storage facility, which is expected to be completed in third-quarter 2015.

Operating Data. Following is summary operating data for the North America copper mines for the first quarters of 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014
Operating Data, Net of Joint Venture Interest
Copper (recoverable)
Production (millions of pounds)	452	385
Sales (millions of pounds)	472	371
Average realized price per pound	$2.73	$3.24

Molybdenum (recoverable)
Production (millions of pounds)[a]	9	8

100% Operating Data
SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	915,100	983,100
Average copper ore grade (percent)	0.25	0.24
Copper production (millions of recoverable pounds)	247	229

Mill operations
Ore milled (metric tons per day)	301,500	255,300
Average ore grade (percent):
Copper	0.48	0.42
Molybdenum	0.03	0.03
Copper recovery rate (percent)	85.4	86.1
Copper production (millions of recoverable pounds)	241	182

a.	Refer to "Consolidated Results" for our consolidated molybdenum sales volumes, which includes sales of molybdenum produced at the North America copper mines.

Copper sales volumes from our North America copper mines increased to 472 million pounds in first-quarter 2015, compared with 371 million pounds in first-quarter 2014, primarily reflecting higher milling rates and ore grades at Morenci and higher ore grades at Chino.

Copper sales from North America are expected to approximate 1.94 billion pounds for the year 2015, compared with 1.66 billion pounds in 2014.

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

Gross Profit per Pound of Copper and Molybdenum

The following table summarizes unit net cash costs and gross profit per pound at our North America copper mines for the first quarters of 2015 and 2014. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended			Three Months Ended
	March 31, 2015			March 31, 2014
	By- Product Method	Co-Product Method		By- Product Method	Co-Product Method
		Copper	Molyb- denum[a]		Copper	Molyb- denum[a]
Revenues, excluding adjustments	$2.73	$2.73	$8.81	$3.24	$3.24	$10.17

Site production and delivery, before net noncash and other costs shown below	1.81	1.70	6.25	1.88	1.78	6.14
By-product credits	(0.18)	—	—	(0.22)	—	—
Treatment charges	0.13	0.13	—	0.13	0.12	—
Unit net cash costs	1.76	1.83	6.25	1.79	1.90	6.14
Depreciation, depletion and amortization	0.28	0.27	0.63	0.29	0.27	0.53
Noncash and other costs, net	0.07	0.06	0.05	0.08	0.08	0.02
Total unit costs	2.11	2.16	6.93	2.16	2.25	6.69
Revenue adjustments, primarily for pricing on prior period open sales	(0.06)	(0.06)	—	(0.02)	(0.02)	—
Gross profit per pound	$0.56	$0.51	$1.88	$1.06	$0.97	$3.48

Copper sales (millions of recoverable pounds)	471	471		369	369
Molybdenum sales (millions of recoverable pounds)[a]			9			8

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

Our North America copper mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) of $1.76 per pound of copper in first-quarter 2015 were lower than unit net cash costs of $1.79 per pound in first-quarter 2014, primarily reflecting higher sales volumes.

Because certain assets are depreciated on a straight-line basis, North America's average unit depreciation rate may vary with asset additions and the level of copper production and sales.

Assuming achievement of current sales volume and cost estimates, and an average price of $8 per pound of molybdenum for the remainder of 2015, average unit net cash costs (net of by-product credits) for our North America copper mines are expected to approximate $1.71 per pound of copper for the year 2015, compared with $1.73 per pound in 2014. North America's unit net cash costs for the remainder 2015 would change by approximately $0.03 per pound for each $2 per pound change in the average price of molybdenum.

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

Development Activities.
Cerro Verde Expansion. Construction activities associated with a large-scale expansion at Cerro Verde are advancing toward completion in late 2015. Detailed engineering and major procurement activities are complete and construction is approximately 70 percent complete. The project will expand the concentrator facilities from 120,000 metric tons of ore per day to 360,000 metric tons of ore per day and provide incremental annual production of approximately 600 million pounds of copper and 15 million pounds of molybdenum beginning in 2016. As of March 31, 2015, $3.5 billion had been incurred for this project ($0.4 billion during first-quarter 2015), with approximately $1.1 billion remaining to be incurred.

El Abra Sulfide. We continue to evaluate a potential large-scale milling operation at El Abra to process additional sulfide material and to achieve higher recoveries. Exploration results in recent years at El Abra indicate a significant sulfide resource, which could potentially support a major mill project. Future investments will depend on technical studies, economic factors and global copper market conditions.

Operating Data. Following is summary operating data for our South America mining operations for the first quarters of 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014[a]
Copper (recoverable)
Production (millions of pounds)	193	314
Sales (millions of pounds)	200	307
Average realized price per pound	$2.71	$3.07

Gold (recoverable)
Production (thousands of ounces)	—	21
Sales (thousands of ounces)	—	23
Average realized price per ounce	$—	$1,307

Molybdenum (millions of recoverable pounds)
Production[b]	2	3

SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	233,600	286,700
Average copper ore grade (percent)	0.41	0.50
Copper production (millions of recoverable pounds)	114	123

Mill operations
Ore milled (metric tons per day)	119,300	188,700
Average ore grade:
Copper (percent)	0.44	0.59
Molybdenum (percent)	0.02	0.02
Gold (grams per metric ton)	—	0.10
Copper recovery rate (percent)	79.6	90.0
Copper production (millions of recoverable pounds)	79	191

a.	Includes the results of the Candelaria and Ojos del Salado mines, which had sales totaling 94 million pounds of copper and 23 thousand ounces of gold in first-quarter 2014.

b.	Refer to "Consolidated Results" for our consolidated molybdenum sales volumes, which includes sales of molybdenum produced at Cerro Verde.

Consolidated copper sales volumes from South America of 200 million pounds in first-quarter 2015 were lower than first-quarter 2014 sales of 307 million pounds, reflecting the sale of the Candelaria and Ojos del Salado mines and lower production from Cerro Verde associated with lower ore grades and recovery rates from stockpile material.

For the year 2015, consolidated sales volumes from South America mines are expected to approximate 935 million pounds of copper, compared with 1.14 billion pounds in 2014, which included copper sales volumes of 268 million pounds from the Candelaria and Ojos del Salado mines.

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

Gross Profit per Pound of Copper

The following table summarizes unit net cash costs and gross profit per pound of copper at the South America mining operations for the first quarters of 2015 and 2014. Unit net cash costs per pound of copper are reflected under the by-product and co-product methods as the South America mining operations also had small amounts of molybdenum, gold and silver sales. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended		Three Months Ended
	March 31, 2015		March 31, 2014
	By-Product Method	Co-Product Method	By-Product Method		Co-Product Method
Revenues, excluding adjustments	$2.71	$2.71	$3.07		$3.07

Site production and delivery, before net noncash and other costs shown below	1.75	1.69	1.50		1.39
By-product credits	(0.08)	—	(0.25)		—
Treatment charges	0.17	0.17	0.17		0.17
Unit net cash costs	1.84	1.86	1.42	[a]	1.56
Depreciation, depletion and amortization	0.38	0.36	0.28		0.27
Noncash and other costs, net	0.02	0.03	0.06		0.06
Total unit costs	2.24	2.25	1.76		1.89
Revenue adjustments, primarily for pricing on prior period open sales	(0.15)	(0.15)	(0.24)		(0.24)
Gross profit per pound	$0.32	$0.31	$1.07		$0.94

Copper sales (millions of recoverable pounds)	200	200	307		307

a.	Excluding the results of Candelaria and Ojos del Salado, South America mining's first-quarter 2014 unit net cash costs averaged $1.47 per pound.

Our South America mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) of $1.84 per pound of copper in first-quarter 2015 were higher than unit net cash costs of $1.42 per pound in first-quarter 2014, primarily reflecting lower sales volumes and higher mining costs at Cerro Verde mostly associated with increased repair and maintenance expense. In addition, first-quarter 2015 reflected lower by-product credits primarily because of the sale of the Candelaria mine.

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

Assuming achievement of current sales volume and cost estimates, and average prices of $8 per pound of molybdenum for the remainder of 2015, we estimate that average unit net cash costs (net of by-product credits) for our South America mining operations would approximate $1.72 per pound of copper for the year 2015, compared with $1.58 per pound in 2014.

Indonesia Mining
Indonesia mining includes PT-FI’s Grasberg minerals district, one of the world's largest copper and gold deposits, in Papua, Indonesia. We own 90.64 percent of PT-FI, including 9.36 percent owned through our wholly owned subsidiary, PT Indocopper Investama.

PT-FI produces copper concentrates that contain significant quantities of gold and silver. Substantially all of PT-FI’s copper concentrates are sold under long-term contracts, of which approximately one-half is sold to PT Smelting and Atlantic Copper, and the remainder to third-party customers.

PT-FI proportionately consolidates an unincorporated joint venture with Rio Tinto plc (Rio Tinto), under which Rio Tinto has a 40 percent interest in certain assets and a 40 percent interest through 2021 in production exceeding specified annual amounts of copper, gold and silver. After 2021, all production and related revenues and costs are shared 60 percent PT-FI and 40 percent Rio Tinto. Refer to Note 3 in our annual report on Form 10-K for the year ended December 31, 2014, for discussion of our joint venture with Rio Tinto.

Refer to "Risk Factors" contained in Part I, Item 1A. of our annual report on Form 10-K for the year ended December 31, 2014, for discussions of risks associated with operations in Indonesia.

Regulatory Matters. PT-FI is engaged in active discussions with the Indonesian government regarding its Contract of Work (COW) and long-term operating rights. The parties entered into a Memorandum of Understanding (MOU) related to an amended COW in July 2014, which was extended to July 25, 2015. Negotiations are taking into consideration PT-FI's requirement for assurance of legal and fiscal terms post-2021 for PT-FI to continue with its large-scale investment program in Papua, Indonesia.

PT-FI is advancing plans for the construction of new smelter capacity in parallel with completing negotiations on its COW and long-term operating rights. PT-FI has identified a site adjacent to the existing PT Smelting site in Gresik, Indonesia, for the construction of additional smelter capacity and is in discussions with potential partners for the project.

Under the MOU, no terms of the COW other than those relating to the export duties, a smelter bond and increased royalties will be changed until the completion of an amended COW.

PT-FI is required to apply for renewal of export permits at six-month intervals and the next renewal date is July 25, 2015.

Refer to Note 13 in our annual report on Form 10-K for the year ended December 31, 2014, for further discussion of our Indonesia mining contract.

Operating and Development Activities. We have several projects in progress in the Grasberg minerals district related to the development of large-scale, long-lived, high-grade underground ore bodies. In aggregate, these underground ore bodies are expected to ramp up over several years to process approximately 240,000 metric tons of ore per day following the transition from the Grasberg open pit, currently anticipated to occur in late 2017. Development of the Grasberg Block Cave and Deep Mill Level Zone (DMLZ) underground mines is advancing to enable DMLZ to commence production in late 2015 and the Grasberg Block Cave mine to commence production in 2018. Over the next five years, estimated aggregate capital spending on these projects is currently expected to average $0.8 billion per year ($0.6 billion per year net to PT-FI). Additionally, over the next five years, estimated aggregate capital spending for processing and power facilities to optimize the handling of underground ore is expected to average $0.3 billion per year. Considering the long-term nature and size of these projects, actual costs could vary from these estimates. PT-FI may reduce or defer these activities pending resolution of negotiations for an amended COW.

The following provides additional information on the continued development of the Common Infrastructure project, the Grasberg Block Cave underground mine and the DMLZ ore body that lies below the Deep Ore Zone (DOZ) underground mine.

Common Infrastructure and Grasberg Block Cave Mine. In 2004, PT-FI commenced its Common Infrastructure project to provide access to its large undeveloped underground ore bodies located in the Grasberg minerals district through a tunnel system located approximately 400 meters deeper than its existing underground tunnel system. In addition to providing access to our underground ore bodies, the tunnel system will enable PT-FI to conduct future exploration in prospective areas associated with currently identified ore bodies. The tunnel system was completed to the Big Gossan terminal, and the Big Gossan mine was brought into production in 2010. Production from the Big Gossan mine is currently suspended and expected to restart production in the second half of 2016. Development of the DMLZ and Grasberg Block Cave underground mines is advancing using the Common Infrastructure project tunnels as access.

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

Aggregate mine development capital for the Grasberg Block Cave mine and associated Common Infrastructure is expected to approximate $5.7 billion (incurred between 2008 and 2021), with PT-FI’s share totaling approximately $5.1 billion. Aggregate project costs totaling $1.9 billion have been incurred through March 31, 2015 ($0.1 billion during first-quarter 2015).

DMLZ. The DMLZ ore body lies below the DOZ mine at the 2,590-meter elevation and represents the downward continuation of mineralization in the Ertsberg East Skarn system and neighboring Ertsberg porphyry. We plan to mine the ore body using a block-cave method with production beginning in late 2015. Targeted production rates once the DMLZ mining operation reaches full capacity are expected to approximate 80,000 metric tons of ore per day. Drilling efforts continue to determine the extent of this ore body. Aggregate mine development capital costs for the DMLZ mine are expected to approximate $2.7 billion (incurred between 2009 and 2020), with PT-FI’s share totaling approximately $1.6 billion. Aggregate project costs totaling $1.3 billion have been incurred through March 31, 2015 ($0.1 billion during first-quarter 2015).

Operating Data. Following is summary operating data for our Indonesia mining operations for the first quarters of 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014
Operating Data, Net of Joint Venture Interest
Copper (recoverable)
Production (millions of pounds)	154	140
Sales (millions of pounds)	155	109
Average realized price per pound	$2.74	$3.04

Gold (thousands of recoverable ounces)
Production (thousands of ounces)	255	208
Sales (thousands of ounces)	260	162
Average realized price per ounce	$1,186	$1,299

100% Operating Data
Ore milled (metric tons per day):[a]
Grasberg open pit	107,900	65,800
DOZ underground mine[b]	49,000	50,300
Big Gossan underground mine[c]	—	1,900
Total	156,900	118,000
Average ore grades:
Copper (percent)	0.57	0.73
Gold (grams per metric ton)	0.68	0.79
Recovery rates (percent):
Copper	90.5	88.5
Gold	84.5	79.4
Production (recoverable):
Copper (millions of pounds)	154	144
Gold (thousands of ounces)	255	209

a.	Amounts represent the approximate average daily throughput processed at PT-FI’s mill facilities from each producing mine.

b.	Ore milled from the DOZ underground mine is expected to ramp up to 70,000 metric tons of ore per day in the second half of 2015.

c.	Production from the Big Gossan underground mine is expected to restart in the second half of 2016 and ramp up to 7,000 metric tons of ore per day in 2018.

Indonesia's sales volumes increased to 155 million pounds of copper and 260 thousand ounces of gold in first-quarter 2015, compared with 109 million pounds of copper and 162 thousand ounces of gold in first-quarter 2014, primarily reflecting higher operating rates as Indonesia's first-quarter 2014 mill rates were negatively impacted by the export ban, partly offset by lower ore grades.

At the Grasberg mine, the sequencing of mining areas with varying ore grades causes fluctuations in quarterly and annual production of copper and gold. Consolidated sales volumes from our Indonesia mining operations are expected to approximate 885 million pounds of copper and 1.3 million ounces of gold for the year 2015, compared with 664 million pounds of copper and 1.2 million ounces of gold for the year 2014.

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

Gross Profit per Pound of Copper and per Ounce of Gold

The following table summarizes the unit net cash costs and gross profit per pound of copper and per ounce of gold at our Indonesia mining operations for the first quarters of 2015 and 2014. Refer to “Production Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended				Three Months Ended
	March 31, 2015				March 31, 2014
	By-Product Method		Co-Product Method		By-Product Method		Co-Product Method
			Copper	Gold			Copper	Gold
Revenues, excluding adjustments	$2.74		$2.74	$1,186	$3.04		$3.04	$1,299

Site production and delivery, before net noncash and other costs shown below	2.84		1.63	705	3.33	[a]	2.01	859
Gold and silver credits	(2.09)		—	—	(2.15)		—	—
Treatment charges	0.29		0.17	73	0.24		0.15	62
Export duties	0.14		0.08	35	—		—	—
Royalty on metals	0.16	[b]	0.09	40	0.11		0.07	31
Unit net cash costs	1.34		1.97	853	1.53		2.23	952
Depreciation and amortization	0.45		0.26	112	0.44		0.26	114
Noncash and other costs, net	0.04		0.02	9	0.67	[a]	0.41	174
Total unit costs	1.83		2.25	974	2.64		2.90	1,240
Revenue adjustments, primarily for pricing on prior period open sales	(0.32)		(0.32)	33	(0.53)		(0.53)	107
PT Smelting intercompany profit	0.04		0.02	11	0.49		0.30	129
Gross profit per pound/ounce	$0.63		$0.19	$256	$0.36		$(0.09)	$295

Copper sales (millions of recoverable pounds)	155		155		109		109
Gold sales (thousands of recoverable ounces)				260				162

a.
Fixed costs totaling $0.49 per pound of copper charged directly to cost of sales as a result of the impact of export restrictions on PT-FI's operating rates are excluded from site production and delivery and included in net noncash and other costs.

b.	Includes $0.07 per pound of copper associated with increased royalty rates pursuant to the MOU.

A significant portion of PT-FI's costs are fixed and unit costs vary depending on sales volumes. Indonesia's unit net cash costs (net of gold and silver credits) totaled $1.34 per pound of copper in first-quarter 2015, compared with $1.53 per pound in first-quarter 2014, primarily reflecting higher volumes, partly offset by the impact of export duties and increased royalty rates.

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

PT Smelting intercompany profit represents the change in the deferral of 25 percent of PT-FI's profit on sales to PT Smelting. Refer to "Operations - Smelting & Refining" for further discussion.

Based on current sales volume and cost estimates, and assuming an average gold price of $1,200 per ounce for the remainder of 2015, Indonesia's unit net cash costs (net of gold and silver credits) are expected to approximate $1.09 per pound of copper for the year 2015, compared with $1.06 for the year 2014. Indonesia's projected unit net cash costs would change by approximately $0.06 per pound for each $50 per ounce change in the average price of gold for the remainder of 2015. Because of the fixed nature of a large portion of Indonesia's costs, unit costs vary from quarter to quarter depending on copper and gold volumes.

Africa Mining
Africa mining includes the Tenke minerals district. We hold an effective 56 percent interest in the Tenke copper and cobalt mining concessions in the Katanga province of the DRC through our consolidated subsidiary Tenke Fungurume Mining S.A. (TFM), and we are the operator of Tenke.

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

Operating Data. Following is summary operating data for our Africa mining operations for the first quarters of 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014
Copper (recoverable)
Production (millions of pounds)	116	109
Sales (millions of pounds)	133	84
Average realized price per pound[a]	$2.66	$3.07

Cobalt (contained)
Production (millions of pounds)	7	7
Sales (millions of pounds)	8	8
Average realized price per pound	$8.72	$9.21

Ore milled (metric tons per day)	14,500	14,500
Average ore grades (percent):
Copper	4.36	4.05
Cobalt	0.35	0.33
Copper recovery rate (percent)	94.0	94.7

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

TFM's copper sales of 133 million pounds in first-quarter 2015 were higher than copper sales of 84 million pounds in first-quarter 2014, primarily because of timing of shipments and higher ore grades.

For the year 2015, we expect sales volumes from TFM to approximate 455 million pounds of copper and 34 million pounds of cobalt, compared with 425 million pounds of copper and 30 million pounds of cobalt for the year 2014.

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

Gross Profit per Pound of Copper and Cobalt

The following table summarizes the unit net cash costs and gross profit per pound of copper and cobalt at our Africa mining operations for the first quarters of 2015 and 2014. Refer to “Production Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended			Three Months Ended
	March 31, 2015			March 31, 2014
	By-Product Method	Co-Product Method		By-Product Method	Co-Product Method
		Copper	Cobalt		Copper	Cobalt
Revenues, excluding adjustments[a]	$2.66	$2.66	$8.72	$3.07	$3.07	$9.21

Site production and delivery, before net noncash and other costs shown below	1.57	1.39	5.61	1.48	1.22	5.16
Cobalt credits[b]	(0.37)	—	—	(0.66)	—	—
Royalty on metals	0.06	0.05	0.14	0.07	0.06	0.16
Unit net cash costs	1.26	1.44	5.75	0.89	1.28	5.32
Depreciation, depletion and amortization	0.55	0.48	1.18	0.61	0.53	0.80
Noncash and other costs, net	0.03	0.02	0.06	0.08	0.08	0.12
Total unit costs	1.84	1.94	6.99	1.58	1.89	6.24
Revenue adjustments, primarily for pricing on prior period open sales	(0.05)	(0.05)	(0.10)	(0.01)	(0.01)	0.24
Gross profit per pound	$0.77	$0.67	$1.63	$1.48	$1.17	$3.21

Copper sales (millions of recoverable pounds)	133	133		84	84
Cobalt sales (millions of contained pounds)			8			8

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

Unit net cash costs (net of cobalt credits) for our Africa operations of $1.26 per pound of copper in first-quarter 2015 were higher than unit net cash costs of $0.89 per pound in first-quarter 2014, primarily reflecting lower cobalt credits.

Because certain assets are depreciated on a straight-line basis, Africa's unit depreciation rate may vary with the level of copper production and sales.

Assuming achievement of current sales volume and cost estimates, and an average cobalt market price of $13 per pound for the remainder of 2015, average unit net cash costs (net of cobalt credits) are expected to approximate $1.26 per pound of copper for the year 2015, compared with $1.15 per pound in 2014. Africa's projected unit net cash costs would change by $0.07 per pound for each $2 per pound change in the average price of cobalt during the remainder of 2015.

Molybdenum Mines
We have two wholly owned molybdenum mines in North America – the Henderson underground mine and the Climax open-pit mine, both in Colorado. The Henderson and Climax mines produce high-purity, chemical-grade molybdenum concentrates, which are typically further processed into value-added molybdenum chemical products. The majority of the molybdenum concentrates produced at the Henderson and Climax mines, as well as from our North and South America copper mines, are processed at our own conversion facilities.

Production from the Molybdenum mines totaled 13 million pounds of molybdenum in the first-quarters of 2015 and 2014. Refer to "Consolidated Results" for our consolidated molybdenum operating data, which includes sales of molybdenum produced at our Molybdenum mines, and from our North and South America copper mines, and refer to "Outlook" for projected consolidated molybdenum sales volumes.

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

Average unit net cash costs for our Molybdenum mines were $7.17 per pound of molybdenum in first-quarter 2015 and $6.71 per pound in first-quarter 2014. Assuming achievement of current sales volume and cost estimates, we estimate unit net cash costs for the Molybdenum mines to average $7.50 per pound of molybdenum for the year 2015, compared with $7.08 per pound in 2014.

We continue to monitor market conditions and may make adjustments to our primary molybdenum production as market conditions warrant. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

Smelting & Refining
We wholly own and operate a smelter in Arizona (Miami smelter) and a smelter and refinery in Spain (Atlantic Copper). Additionally, PT-FI owns 25 percent of a smelter and refinery in Gresik, Indonesia (PT Smelting). Treatment charges for smelting and refining copper concentrates consist of a base rate and, in certain contracts, price participation based on copper prices. Treatment charges represent a cost to our mining operations and income to Atlantic Copper and PT Smelting. Thus, higher treatment charges benefit our smelter operations and adversely affect our mining operations. Our North America copper mines are less significantly affected by changes in treatment charges because these operations are largely integrated with our Miami smelter. Through this form of downstream integration, we are assured placement of a significant portion of our concentrate production.

Atlantic Copper smelts and refines copper concentrates and markets refined copper and precious metals in slimes. During first-quarter 2015, Atlantic Copper purchased 30 percent of its concentrate requirements from our North America mining operations, with the remainder purchased from third parties.

PT-FI's contract with PT Smelting provides for PT-FI to supply 100 percent of the copper concentrate requirements (subject to a minimum or maximum rate) necessary for PT Smelting to produce 205,000 metric tons of copper annually on a priority basis. PT-FI also sells copper concentrate to PT Smelting at market rates for quantities in excess of 205,000 metric tons of copper annually. PT-FI sold approximately half of its copper concentrate production to PT Smelting in first-quarter 2015.

We defer recognizing profits on sales from our mining operations to Atlantic Copper and on 25 percent of Indonesia mining's sales to PT Smelting until final sales to third parties occur. Changes in these deferrals attributable to variability in intercompany volumes resulted in net additions to net income attributable to common stockholders of $24 million in first-quarter 2015 and $16 million in first-quarter 2014. Our net deferred profits on inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income attributable to common stockholders totaled $38 million at March 31, 2015. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices will result in variability in our net deferred profits and quarterly earnings.

Oil and Gas
Through our oil and gas subsidiary FM O&G, our portfolio of oil and gas assets includes significant oil production facilities and growth potential in the Deepwater GOM, established oil production facilities onshore and offshore California, large onshore natural gas resources in the Haynesville shale play in Louisiana, natural gas production from the Madden area in Central Wyoming, and an industry-leading position in the emerging Inboard Lower Tertiary/Cretaceous natural gas trend located in the shallow waters of the GOM and onshore in South Louisiana. During first-quarter 2015, 86 percent of our oil and gas revenues, excluding the impact of derivative contracts, were from oil and NGLs.

We follow the full cost method of accounting for our oil and gas operations, whereby all costs associated with oil and gas property acquisition, exploration and development activities are capitalized and amortized to expense under the UOP method on a country-by-country basis using estimates of proved oil and natural gas reserves relating to each country where such activities are conducted. The costs of unproved oil and gas properties are excluded from amortization until the properties are evaluated. Our depletion, depreciation and amortization rate is affected by changes to estimates of proved reserves and costs subject to amortization, as further discussed in

"Critical Accounting Estimates" in Part II, Items 7. and 7A. of our annual report on Form 10-K for the year ended December 31, 2014.

Under full cost accounting rules, a "ceiling test" is conducted each quarter to review the carrying value of our oil and gas properties for impairment. As of March 31, 2015, net capitalized costs with respect to FM O&G's proved U.S. oil and gas properties exceeded the ceiling amount specified by the SEC's full cost accounting rules, which resulted in the recognition of an impairment charge totaling $3.1 billion ($1.9 billion to net loss attributable to common stock) for first-quarter 2015. The SEC requires the twelve-month average of the first-day-of-the-month historical reference oil price be used in determining the ceiling amount under its full cost accounting rules. This price, using West Texas Intermediate (WTI) as the reference oil price, was $82.72 per barrel at March 31, 2015 (the twelve-month average was $94.99 per barrel at December 31, 2014).

Because the ceiling limitation uses a twelve-month historical average price, if WTI oil prices remain below the twelve-month average of $82.72 per barrel, the ceiling limitation will decrease, resulting in potentially significant additional ceiling test impairments of our oil and gas properties during the remainder of 2015. The twelve-month average WTI oil price was $78.58 per barrel at April 30, 2015.

As further discussed in "Critical Accounting Estimates" in Part II, Items 7. and 7A. of our annual report on Form 10-K for the year ended December 31, 2014, events that could result in impairment of our oil and gas properties in future periods include, but are not limited to, a decline in trailing average oil and gas prices, costs transferred from unevaluated properties to the full cost pool without corresponding proved oil and natural gas reserve additions, negative reserve revisions, and increased future development or production costs. As FM O&G completes activities to assess its unevaluated properties, related costs currently recorded as unevaluated properties not subject to amortization will be transferred into the full cost pool. If these activities do not result in additions to discounted future net cash flows from proved oil and natural gas reserves at least equal to the related costs transferred (net of related tax effects), additional ceiling test impairments may occur.

U.S. Oil and Gas Operations. Following is summary operating results for the U.S. oil and gas operations for the first quarters of 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014
Sales Volumes
Oil (MMBbls)	8.4	11.8
Natural gas (Bcf)	21.8	19.5
NGLs (MMBbls)	0.5	1.1
MMBOE	12.5	16.1	[a]

Average Realizations[b]
Oil (per barrel)	$56.51	$93.76
Natural gas (per MMBtu)	$2.86	$4.67
NGLs (per barrel)	$23.06	$45.47

Gross (Loss) Profit per BOE
Realized revenues[b]	$43.71	$77.22
Less: cash production costs[b]	20.26	18.51	[a]
Cash operating margin[b]	23.45	58.71
Less: depreciation, depletion and amortization	42.30	38.21
Less: impairment of oil and gas properties	247.84	—
Less: accretion and other costs	2.31	0.78
Plus: net noncash mark-to-market (losses) gains on derivative contracts	(3.87)	0.90
Plus: other net adjustments	0.06	0.04
Gross (loss) profit	$(272.81)	$20.66

a.
Includes results from Eagle Ford, which had sales volumes totaling 4.7 MMBOE in first-quarter 2014. Excluding the Eagle Ford properties, first-quarter 2014 oil and gas production costs were $20.89 per BOE.

b.
Cash operating margin for our oil and gas operations reflects realized revenues less cash production costs. Realized revenues exclude noncash mark-to-market adjustments on derivative contracts. For reconciliations of realized revenues

(including average realizations for oil, natural gas and NGLs) and cash production costs to revenues and production and delivery costs reported in our consolidated financial statements, refer to the supplemental schedule, "Product Revenues and Production Costs."

In first-quarter 2015, FM O&G's average realized price for crude oil was $56.51 per barrel, including $11.97 per barrel of realized cash gains on derivative contracts. Excluding the impact of derivative contracts, the first-quarter 2015 average realized price for crude oil was $44.54 per barrel (81 percent of the average Brent crude oil price of $55.19 per barrel).

FM O&G has derivative contracts that provide price protection averaging between approximately $70 and $90 per barrel of Brent crude oil for more than 80 percent of estimated 2015 oil production. Assuming an average price of $65 per barrel for Brent crude oil, we would receive a benefit of $20 per barrel on remaining 2015 derivative contract volumes of 23.1 million barrels, before taking into account weighted-average premiums of $6.89 per barrel. See Note 6 for further discussion.

In first-quarter 2015, FM O&G's average realized price for natural gas was $2.86 per MMBtu, compared to the NYMEX natural gas price average of $2.98 per MMBtu for the January through March 2015 contracts.

Realized revenues for oil and gas operations of $43.71 per BOE in first-quarter 2015 were lower than realized revenues of $77.22 per BOE in first-quarter 2014, primarily reflecting lower oil prices, partly offset by the impact of higher realized cash gains on derivative contracts (realized cash gains were $100 million or $8.00 per BOE in first-quarter 2015, compared with losses of $65 million or $4.01 per BOE in first-quarter 2014).

Cash production costs for oil and gas operations of $20.26 per BOE in first-quarter 2015 were higher than cash production costs of $18.51 per BOE in first-quarter 2014, primarily reflecting the sale of lower-cost Eagle Ford properties.

Following is a summary of average sales volumes per day by region for oil and gas operations for the first quarters of 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014
Sales Volumes (MBOE per day):
GOM[a]	74	70
California	39	39
Haynesville/Madden/Other	26	17
Eagle Ford[b]	—	53
Total oil and gas operations	139	179

a.	Includes sales from properties in the Deepwater GOM and on the GOM Shelf.

b.	FM O&G completed the sale of Eagle Ford in June 2014.

Daily sales volumes averaged 139 MBOE in first-quarter 2015, including 93 thousand barrels (MBbls) of crude oil, 242 million cubic feet (MMcf) of natural gas and 6 MBbls of NGLs. Oil and gas sales volumes are expected to average 143 MBOE per day for the year 2015, comprised of 67 percent oil, 29 percent natural gas and 4 percent NGLs.

Based on current sales volume and cost estimates, cash production costs are expected to approximate $19 per BOE for the year 2015.

Exploration, Operating and Development Activities. Our oil and gas business has significant proved, probable and possible reserves, a broad range of development opportunities and high-potential exploration prospects. The business is managed to reinvest its cash flows in projects with attractive rates of return and risk profiles. Following the recent sharp decline in oil prices, we have taken steps to significantly reduce capital spending plans and near-term oil and gas growth initiatives and are evaluating funding opportunities for capital expenditures for our oil and gas business, including consideration of a sale of public equity for a minority interest in FM O&G.

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

U.S. Oil and Gas Capital Expenditures. First-quarter 2015 capital expenditures for our U.S. oil and gas operations totaled $1.0 billion (including $0.6 billion incurred for the Deepwater GOM, $0.1 billion for the Inboard Lower Tertiary/Cretaceous natural gas trend and $0.3 billion primarily associated with prior period costs).

Capital expenditures for oil and gas operations are estimated to total $2.8 billion for the year 2015. Approximately 85 percent of the 2015 capital budget is expected to be directed to the highest return focus areas in the GOM. Capital expenditures for 2015 have been revised from the estimate of $2.3 billion, provided in our annual report on Form 10-K for the year ended December 31, 2014, reflecting increased development drilling and activities following success from first-quarter 2015 exploration results.

Deepwater GOM. Multiple development and exploration opportunities have been identified in the Deepwater GOM that benefit from tieback opportunities to significant available production capacity at the FM O&G operated large-scale Holstein, Marlin and Horn Mountain deepwater production platforms. In addition, FM O&G has interests in the Lucius and Heidelberg oil fields, and in the Vito basin area.

During first-quarter 2015, FM O&G achieved several important accomplishments. Positive drilling results were achieved at the Holstein Deep and King tie-back projects and the Power Nap prospect in the Vito area. Production commenced at the Lucius facility, the Dorado development well and Highlander, with aggregate rates of approximately 25 MBOE per day by the end of March 2015. Development progressed at the Heidelberg field.

Initial production was successfully established in January 2015 at the Lucius oil facility in Keathley Canyon. The facility has a capacity of 80 MBbls of oil per day and is scheduled to ramp up to full capacity in second-quarter 2015. Lucius consists of six subsea wells tied back to a truss spar hull located in 7,200 feet of water. FM O&G has a 25.1 percent working interest in Lucius.

During first-quarter 2015, development activities advanced at Heidelberg, which is a large, high-quality oil development project located in 5,300 feet of water in the Green Canyon area. Fabrication of the main topsides module is more than 85 percent complete, and the operator plans to install the hull in second-quarter 2015. The Heidelberg truss spar was designed as a Lucius-look-alike facility with capacity of 80 MBbls of oil per day. Development drilling continues, and the project remains on track for first production in 2016. FM O&G has a 12.5 percent working interest in Heidelberg.

Following successful drilling results at the 100-percent-owned Holstein Deep delineation well in the Green Canyon area in late 2014 that logged 444 feet of net oil pay, FM O&G achieved positive results at the second delineation well in first-quarter 2015. Wireline logs indicated that the well encountered approximately 482 feet of net oil pay and established sand continuity across the primary reservoir encountered in the first delineation well. The second well, which is updip to the discovery well, was drilled to 32,260 feet in February 2015. In April 2015, FM O&G commenced drilling the third delineation well, which is the most updip in the reservoir and is currently drilling below 7,200 feet towards a proposed total depth of approximately 30,800 feet. Production from the planned three-well subsea tieback development program is expected to reach approximately 15 MBOE per day in the first half of 2016.

Drilling results, logs and accompanying other data received to date continues to support the potential for additional development opportunities at Holstein Deep to achieve production of up to 75 MBOE per day by 2020. The Holstein Deep development is located in Green Canyon Block 643, west of the Holstein platform in 3,890 feet of water. FM O&G has identified multiple additional development opportunities in the Green Canyon area that could be tied back to the Holstein facility.

Marlin, in which FM O&G has a 100 percent working interest, is located in Viosca Knoll and has production facilities capable of producing in excess of 60 MBbls of oil per day. Several tieback opportunities in the area have been identified, including the Dorado and King development projects.

In March 2015, FM O&G performed a successful production test in excess of 8 MBOE per day and established production on the first of three planned subsea tieback wells from the 100-percent-owned Dorado development project. Drilling operations for the second and third wells, which are targeting similar undrained fault blocks and updip resource potential south of the Marlin facility, are expected to begin in 2016. The Dorado development is located on Viosca Knoll Block 915 in 3,860 feet of water.

In first-quarter 2015, sidetrack drilling at the 100-percent-owned King prospect encountered the optimum oil take point in the M66 reservoir, and completion operations are under way. The well is expected to commence production in late 2015, and additional drilling is planned in the area starting in the second-half of 2015. King is located in Mississippi Canyon south of the Marlin facility in 5,200 feet of water.

Horn Mountain, in which FM O&G has a 100 percent working interest, is located in Mississippi Canyon and has production facilities capable of producing 75 MBbls of oil per day. Several tieback opportunities in the area have been identified including Kilo/Oscar/Quebec/Victory (KOQV), which are expected to commence drilling in mid-2015. This infill drilling program will target undrained fault blocks and updip resource potential just east of the Horn Mountain facility. KOQV is located in approximately 5,500 feet of water.

In first-quarter 2015, sidetrack drilling at the Power Nap exploration well in the Vito area successfully extended the known oil reservoir downdip. A second sidetrack well was drilled to a favorable position to acquire core data from the primary pay sand. The operator is preparing to drill the Deep Sleep exploration well, which is a key offset to the Vito and Power Nap discoveries. Deep Sleep is located in 4,200 feet of water approximately 5 miles south of Power Nap. FM O&G owns a 50 percent working interest in Power Nap and Deep Sleep.

FM O&G has an 18.67 percent working interest in the Vito oil discovery in the Mississippi Canyon area and a significant lease position in the Vito basin in the Mississippi Canyon and Atwater Valley areas. Vito, a large, deep subsalt Miocene oil discovery made in 2009, is located in approximately 4,000 feet of water. Exploration and appraisal drilling in recent years confirmed a significant resource in high-quality, subsalt Miocene sands. Development options are under evaluation.

Inboard Lower Tertiary/Cretaceous. FM O&G has an industry-leading position in the emerging Inboard Lower Tertiary/Cretaceous natural gas trend, located on the Shelf of the GOM and onshore in South Louisiana.

The Highlander discovery, which is located onshore in South Louisiana, began production on February 25, 2015, following production testing that indicated a flow rate of 75 MMcf per day (approximately 37 MMcf per day net to FM O&G). The well has been restricted to approximately 24 MMcf per day because of limited processing facilities. FM O&G is currently developing additional processing facilities to accommodate the higher flow rates, and installation is expected by year-end 2015. A second well location has been identified and future plans are being considered. FM O&G is the operator and has a 72 percent working interest and an approximate 49 percent net revenue interest in Highlander. FM O&G has identified multiple prospects in the Highlander area where it controls rights to more than 50,000 gross acres.

The Farthest Gate West onshore exploration prospect was drilled to a total depth of approximately 22,000 feet in March 2015, and wireline logs indicated the well encountered hydrocarbon bearing sands in the Eocene section. FM O&G plans to complete and flow test the well in second-quarter 2015. FM O&G is the operator and has a 90 percent working interest in Farthest Gate West, which is located onshore in Cameron Parish, Louisiana.

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

International Exploration (Morocco). FM O&G has a farm-in arrangement to earn interests in exploration blocks located in the Mazagan permit area offshore Morocco. The exploration area covers 2.2 million gross acres in water depths of 4,500 to 9,900 feet. FM O&G expects to commence drilling the MZ-1 well associated with the Ouanoukrim prospect in May 2015. First-quarter 2015 capital expenditures for international oil and gas exploration activities in Morocco totaled $15 million.

CAPITAL RESOURCES AND LIQUIDITY

Our operating cash flows vary with prices realized from copper, gold, molybdenum and oil sales, our sales volumes, production costs, income taxes, other working capital changes and other factors. We remain committed to a strong balance sheet and will take prudent actions in response to market conditions. We have taken steps to sell assets, defer capital spending and reduce dividends on our common stock. We will continue to evaluate our portfolio for future actions.

Cash
Following is a summary of the U.S. and international components of consolidated cash and cash equivalents, including cash available to the parent company, net of noncontrolling interests' share, taxes and other costs at March 31, 2015 (in millions):

Cash at domestic companies	$53
Cash at international operations	496
Total consolidated cash and cash equivalents	549
Less: noncontrolling interests’ share	(143)
Cash, net of noncontrolling interests’ share	406
Less: withholding taxes and other	(18)
Net cash available	$388

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

Debt
Following is a summary of our total debt and the related weighted-average interest rates at March 31, 2015 (in billions, except percentages):

		Weighted-
		Average
		Interest Rate
FCX Senior Notes	$11.9	3.8%
FCX Term Loan	3.0	1.9%
FM O&G Senior Notes	2.6	6.6%
Other FCX debt	2.8	2.6%
Total debt	$20.3	3.7%

At March 31, 2015, we had $985 million of borrowings outstanding and $42 million in letters of credit issued under our $4 billion revolving credit facility. We also have uncommitted and short-term lines of credit with certain financial institutions that are unsecured, which have terms and pricing that are generally more favorable than our revolving credit facility. At March 31, 2015, there was $350 million of borrowings drawn on these lines of credit.

In addition, Cerro Verde has a $1.8 billion senior unsecured credit facility to fund a portion of its expansion project (see "Operations - South America Mining") and for Cerro Verde's general corporate purposes. At March 31, 2015, there was $847 million of borrowings and no letters of credit issued under Cerro Verde’s credit facility.

Refer to Note 5 for further discussion of our debt.

Operating Activities
During first-quarter 2015, we generated consolidated operating cash flows totaling $717 million (net of $86 million for working capital uses and changes in other tax payments), compared with consolidated operating cash flows of $1.2 billion (net of $413 million for working capital uses and changes in other tax payments) for first-quarter 2014. Consolidated operating cash flows for first-quarter 2015 reflected the impact of lower oil volumes, lower commodity price realizations and changes in inventory.

Based on current operating plans and subject to future copper, gold, molybdenum and crude oil prices, we expect estimated consolidated operating cash flows for the year 2015, plus available cash and availability under our credit facility and uncommitted lines of credit, to be sufficient to fund our budgeted capital expenditures, dividends, noncontrolling interest distributions and other cash requirements for the year. Refer to “Outlook” for further discussion of projected operating cash flows for the year 2015.

Investing Activities
Capital Expenditures. Capital expenditures, including capitalized interest, totaled $1.9 billion for first-quarter 2015, including $0.6 billion for major projects at mining operations and $1.0 billion for oil and gas operations, compared with $1.6 billion for first-quarter 2014, including $0.7 billion for major projects at mining operations and $0.6 billion for oil and gas operations. Increased capital expenditures at our oil and gas operations for first-quarter 2015 was primarily associated with our highest return focus areas in the GOM. Refer to “Operations” for further discussion.

Capital expenditures are currently expected to approximate $6.5 billion for the year 2015, including $2.5 billion for major projects at mining operations (primarily for the Cerro Verde expansion and underground development activities at Grasberg) and $2.8 billion for oil and gas operations. We have taken actions to reduce or defer capital expenditures and other costs and are evaluating funding alternatives to advance growth projects in our oil and gas business, including consideration of a sale of public equity for a minority interest in our oil and gas subsidiary. Additional capital cost reductions, potential additional divestitures or monetizations and other actions will be pursued as required to maintain a strong balance sheet while preserving a strong resource position and portfolio of assets with attractive long-term growth prospects. We have a broad set of natural resource assets that provide many alternatives for future actions to enhance our financial flexibility. Refer to "Operations" for further discussion.

Financing Activities
Dividends. We paid dividends on our common stock totaling $327 million for first-quarter 2015 and $326 million for first-quarter 2014. In response to the impact of lower commodity prices, in March 2015, the annual dividend rate for our common stock was reduced to $0.20 per share from the previous rate of $1.25 per share. On March 24, 2015, our Board of Directors (the Board) declared a regular quarterly dividend of $0.05 per share, which was paid on May 1, 2015. The declaration of dividends is at the discretion of the Board and will depend upon our financial results, cash requirements, future prospects and other factors deemed relevant by the Board. The Board will continue to review our financial policy on an ongoing basis and anticipates increasing cash returns to shareholders as market and business conditions warrant.

As further discussed in Note 8, on April 7, 2015, the Delaware Court of Chancery approved the settlement of our stockholder derivative litigation and awarded the plaintiffs' legal fees and expenses. In accordance with the settlement terms, we expect the Board to declare a special dividend of approximately $115 million ($0.11 per share) that would be payable in early August 2015, corresponding with the timing of our next regular quarterly dividend. This special dividend will be primarily funded with insurance proceeds, net of plaintiffs’ legal fees and expenses, that were deposited in an escrow account in first-quarter 2015.

Cash dividends and other distributions paid to noncontrolling interests totaled $23 million for the first three months of 2015 and $77 million for the first three months of 2014. These payments will vary based on the cash requirements of our consolidated subsidiaries.

CONTRACTUAL OBLIGATIONS

There have been no material changes in our contractual obligations since December 31, 2014. Refer to Item 7 in our annual report on Form 10-K for the year ended December 31, 2014, for further information regarding our contractual obligations.

CONTINGENCIES

Environmental and Asset Retirement Obligations
Our current and historical operating activities are subject to stringent laws and regulations governing the protection of the environment. We perform a comprehensive annual review of our environmental and asset retirement obligations and also review changes in facts and circumstances associated with these obligations at least quarterly. There have been no material changes to our environmental and asset retirement obligations since December 31, 2014. Updated cost assumptions, including increases and decreases to cost estimates, changes in the anticipated scope and timing of remediation activities, and settlement of environmental matters may result in additional revisions to certain of our environmental obligations.

Refer to Note 12 in our annual report on Form 10-K for the year ended December 31, 2014, for further information regarding our environmental and asset retirement obligations.

Litigation and Other Contingencies
Other than as discussed in Note 8, and contained in "Legal Proceedings" in Part II, Item 1. of this quarterly report, there have been no material changes to our contingencies associated with legal proceedings and other matters since December 31, 2014. Refer to Note 12 and "Legal Proceedings" contained in Part I, Item 3. of our annual report on Form 10-K for the year ended December 31, 2014, for further information regarding legal proceedings and other matters.

NEW ACCOUNTING STANDARDS

We do not expect the impact of recently issued accounting standards to have a significant impact on our future financial statements and disclosures. Refer to Note 11 for discussion of a recently adopted Accounting Standards Update.

PRODUCT REVENUES AND PRODUCTION COSTS

Mining Product Revenues and Unit Net Cash Cost
Unit net cash costs per pound of copper and molybdenum are measures intended to provide investors with information about the cash-generating capacity of our mining operations expressed on a basis relating to the primary metal product for the respective operations. We use this measure for the same purpose and for monitoring operating performance by our mining operations. This information differs from measures of performance determined in accordance with U.S. generally accepted accounting principles (GAAP) and should not be considered in isolation or as a substitute for measures of performance determined in accordance with U.S. GAAP. This measure is presented by other metals mining companies, although our measures may not be comparable to similarly titled measures reported by other companies.

We present gross profit per pound of copper in the following tables using both a “by-product” method and a “co-product” method. We use the by-product method in our presentation of gross profit per pound of copper because (i) the majority of our revenues are copper revenues, (ii) we mine ore, which contains copper, gold, molybdenum and other metals, (iii) it is not possible to specifically assign all of our costs to revenues from the copper, gold, molybdenum and other metals we produce, (iv) it is the method used to compare mining operations in certain industry publications and (v) it is the method used by our management and the Board to monitor operations. In the co-product method presentations below, shared costs are allocated to the different products based on their relative revenue values, which will vary to the extent our metals sales volumes and realized prices change.

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

Oil and Gas Product Revenues and Cash Production Costs per Unit
Realized revenues and cash production costs per unit are measures intended to provide investors with information about the cash operating margin of our oil and gas operations. We use this measure for the same purpose and for monitoring operating performance by our oil and gas operations. This information differs from measures of performance determined in accordance with U.S. GAAP and should not be considered in isolation or as a substitute for measures of performance determined in accordance with U.S. GAAP. Our measures may not be comparable to similarly titled measures reported by other companies.

We show revenue adjustments from derivative contracts as separate line items. Because these adjustments do not result from oil and gas sales, these gains and losses have been reflected separately from revenues on current period sales. Additionally, accretion charges for asset retirement obligations and other costs are removed from production and delivery costs in the calculation of cash production costs per BOE. The following schedules include calculations of oil and gas product revenues and cash production costs together with a reconciliation to amounts reported in our consolidated financial statements.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2015
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]		Other[b]	Total
Revenues, excluding adjustments	$1,285	$1,285	$82		$26	$1,393
Site production and delivery, before net noncash and other costs shown below	854	802	58		19	879
By-product credits	(83)	—	—		—	—
Treatment charges	60	59	—		1	60
Net cash costs	831	861	58		20	939
Depreciation, depletion and amortization	133	125	6		2	133
Noncash and other costs, net	31	30	1		—	31
Total costs	995	1,016	65		22	1,103
Revenue adjustments, primarily for pricing on prior period open sales	(29)	(29)	—		—	(29)
Gross profit	$261	$240	$17		$4	$261

Copper sales (millions of recoverable pounds)	471	471
Molybdenum sales (millions of recoverable pounds)[a]			9

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$2.73	$2.73	$8.81
Site production and delivery, before net noncash and other costs shown below	1.81	1.70	6.25
By-product credits	(0.18)	—	—
Treatment charges	0.13	0.13	—
Unit net cash costs	1.76	1.83	6.25
Depreciation, depletion and amortization	0.28	0.27	0.63
Noncash and other costs, net	0.07	0.06	0.05
Total unit costs	2.11	2.16	6.93
Revenue adjustments, primarily for pricing
on prior period open sales	(0.06)	(0.06)	—
Gross profit per pound	$0.56	$0.51	$1.88

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,393	$879	$133
Treatment charges	—	60	—
Noncash and other costs, net	—	31	—
Revenue adjustments, primarily for pricing on prior period open sales	(29)	—	—
Eliminations and other	(29)	(27)	—
North America copper mines	1,335	943	133
Other mining & eliminations[c]	2,318	1,683	272
Total mining	3,653	2,626	405
U.S. oil & gas operations	500	283	3,634	[d]
Corporate, other & eliminations	—	3	4
As reported in FCX’s consolidated financial statements	$4,153	$2,912	$4,043	[d]

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 9.

d.	Includes impairment of oil and gas properties of $3.1 billion.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs (continued)

Three Months Ended March 31, 2014
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,194	$1,194	$82	$28	$1,304
Site production and delivery, before net noncash and other costs shown below	695	655	50	19	724
By-product credits	(81)	—	—	—	—
Treatment charges	47	46	—	1	47
Net cash costs	661	701	50	20	771
Depreciation, depletion and amortization	104	99	4	1	104
Noncash and other costs, net	30	30	—	—	30
Total costs	795	830	54	21	905
Revenue adjustments, primarily for pricing on prior period open sales	(7)	(7)	—	—	(7)
Gross profit	$392	$357	$28	$7	$392

Copper sales (millions of recoverable pounds)	369	369
Molybdenum sales (millions of recoverable pounds)[a]			8

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$3.24	$3.24	$10.17
Site production and delivery, before net noncash and other costs shown below	1.88	1.78	6.14
By-product credits	(0.22)	—	—
Treatment charges	0.13	0.12	—
Unit net cash costs	1.79	1.90	6.14
Depreciation, depletion and amortization	0.29	0.27	0.53
Noncash and other costs, net	0.08	0.08	0.02
Total unit costs	2.16	2.25	6.69
Revenue adjustments, primarily for pricing
on prior period open sales	(0.02)	(0.02)	—
Gross profit per pound	$1.06	$0.97	$3.48

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,304	$724	$104
Treatment charges	—	47	—
Noncash and other costs, net	—	30	—
Revenue adjustments, primarily for pricing on prior period open sales	(7)	—	—
Eliminations and other	(11)	(15)	3
North America copper mines	1,286	786	107
Other mining & eliminations[c]	2,438	1,640	239
Total mining	3,724	2,426	346
U.S. oil & gas operations	1,261	311	616
Corporate, other & eliminations	—	—	4
As reported in FCX’s consolidated financial statements	$4,985	$2,737	$966

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 9.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2015
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other[a]		Total
Revenues, excluding adjustments	$542	$542	$21		$563
Site production and delivery, before net noncash and other costs shown below	350	337	18		355
By-product credits	(16)	—	—		—
Treatment charges	33	33	—		33
Royalty on metals	1	1	—		1
Net cash costs	368	371	18		389
Depreciation, depletion and amortization	75	72	3		75
Noncash and other costs, net	4	6	(2)		4
Total costs	447	449	19		468
Revenue adjustments, primarily for pricing on prior period open sales	(30)	(30)	—		(30)
Gross profit	$65	$63	$2		$65

Copper sales (millions of recoverable pounds)	200	200

Gross profit per pound of copper:

Revenues, excluding adjustments	$2.71	$2.71
Site production and delivery, before net noncash and other costs shown below	1.75	1.69
By-product credits	(0.08)	—
Treatment charges	0.17	0.17
Royalty on metals	—	—
Unit net cash costs	1.84	1.86
Depreciation, depletion and amortization	0.38	0.36
Noncash and other costs, net	0.02	0.03
Total unit costs	2.24	2.25
Revenue adjustments, primarily for pricing
on prior period open sales	(0.15)	(0.15)
Gross profit per pound	$0.32	$0.31

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$563	$355	$75
Treatment charges	(33)	—	—
Royalty on metals	(1)	—	—
Noncash and other costs, net	—	4	—
Revenue adjustments, primarily for pricing on prior period open sales	(30)	—	—
Eliminations and other	(13)	(14)	—
South America mining	486	345	75
Other mining & eliminations[b]	3,167	2,281	330
Total mining	3,653	2,626	405
U.S. oil & gas operations	500	283	3,634	[c]
Corporate, other & eliminations	—	3	4
As reported in FCX’s consolidated financial statements	$4,153	$2,912	$4,043	[c]

a.
Includes silver sales of 386 thousand ounces ($14.79 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 9.

c.	Includes impairment of oil and gas properties of $3.1 billion.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs (continued)

Three Months Ended March 31, 2014
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$941		$941	$84	$1,025
Site production and delivery, before net noncash and other costs shown below	461		426	40	466
By-product credits	(79)		—	—	—
Treatment charges	53		53	—	53
Net cash costs	435	[b]	479	40	519
Depreciation, depletion and amortization	87		80	7	87
Noncash and other costs, net	17		19	(2)	17
Total costs	539		578	45	623
Revenue adjustments, primarily for pricing on prior period open sales	(73)		(73)	—	(73)
Gross profit	$329		$290	$39	$329

Copper sales (millions of recoverable pounds)	307	[b]	307

Gross profit per pound of copper:

Revenues, excluding adjustments	$3.07		$3.07
Site production and delivery, before net noncash and other costs shown below	1.50		1.39
By-product credits	(0.25)		—
Treatment charges	0.17		0.17
Unit net cash costs	1.42	[b]	1.56
Depreciation, depletion and amortization	0.28		0.27
Noncash and other costs, net	0.06		0.06
Total unit costs	1.76		1.89
Revenue adjustments, primarily for pricing
on prior period open sales	(0.24)		(0.24)
Gross profit per pound	$1.07		$0.94

Reconciliation to Amounts Reported
(In millions)	Revenues		Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,025		$466	$87
Treatment charges	(53)		—	—
Noncash and other costs, net	—		17	—
Revenue adjustments, primarily for pricing on prior period open sales	(73)		—	—
Eliminations and other	(1)		(7)	—
South America mining	898		476	87
Other mining & eliminations[c]	2,826		1,950	259
Total mining	3,724		2,426	346
U.S. oil & gas operations	1,261		311	616
Corporate, other & eliminations	—		—	4
As reported in FCX’s consolidated financial statements	$4,985		$2,737	$966

a.
Includes gold sales of 23 thousand ounces ($1,307 per ounce average realized price) and silver sales of 796 thousand ounces ($19.82 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.Following is a reconciliation of South America mining's first-quarter 2014 unit net cash costs, excluding the Candelaria and Ojos del Salado mines:

	Net Cash Costs (in millions)	Copper Sales (millions of recoverable pounds)	Unit Net Cash Costs (per pound of copper)
Presented above	$435	307	$1.42
Less: Candelaria and Ojos del Salado	122	94
	$313	213	$1.47

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 9.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2015
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold		Silver[a]	Total
Revenues, excluding adjustments	$425	$425	$308		$7	$740
Site production and delivery, before net noncash and other costs shown below	440	252	183		5	440
Gold and silver credits	(324)	—	—		—	—
Treatment charges	45	26	19		—	45
Export duties	22	13	9		—	22
Royalty on metals	25	15	10		—	25
Net cash costs	208	306	221		5	532
Depreciation and amortization	70	40	29		1	70
Noncash and other costs, net	6	3	3		—	6
Total costs	284	349	253		6	608
Revenue adjustments, primarily for pricing on prior period open sales	(50)	(50)	8		1	(41)
PT Smelting intercompany profit	7	4	3		—	7
Gross profit	$98	$30	$66		$2	$98

Copper sales (millions of recoverable pounds)	155	155
Gold sales (thousands of recoverable ounces)			260

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$2.74	$2.74	$1,186
Site production and delivery, before net noncash and other costs shown below	2.84	1.63	705
Gold and silver credits	(2.09)	—	—
Treatment charges	0.29	0.17	73
Export duties	0.14	0.08	35
Royalty on metals	0.16	0.09	40
Unit net cash costs	1.34	1.97	853
Depreciation and amortization	0.45	0.26	112
Noncash and other costs, net	0.04	0.02	9
Total unit costs	1.83	2.25	974
Revenue adjustments, primarily for pricing
on prior period open sales	(0.32)	(0.32)	33
PT Smelting intercompany profit	0.04	0.02	11
Gross profit per pound/ounce	$0.63	$0.19	$256

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$740	$440	$70
Treatment charges	(45)	—	—
Export duties	(22)	—	—
Royalty on metals	(25)	—	—
Noncash and other costs, net	—	6	—
Revenue adjustments, primarily for pricing on prior period open sales	(41)	—	—
PT Smelting intercompany profit	—	(7)	—
Indonesia mining	607	439	70
Other mining & eliminations[b]	3,046	2,187	335
Total mining	3,653	2,626	405
U.S. oil & gas operations	500	283	3,634	[c]
Corporate, other & eliminations	—	3	4
As reported in FCX’s consolidated financial statements	$4,153	$2,912	$4,043	[c]

a.	Includes silver sales of 435 thousand ounces ($16.16 per ounce average realized price).

b.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 9.

c.	Includes impairment of oil and gas properties of $3.1 billion.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs (continued)

Three Months Ended March 31, 2014
(In millions)	By-Product		Co-Product Method
	Method		Copper		Gold	Silver[a]	Total
Revenues, excluding adjustments	$331		$331		$211	$7	$549
Site production and delivery, before net noncash and other costs shown below	363		219		139	5	363
Gold and silver credits	(235)		—		—	—	—
Treatment charges	26		16		10	—	26
Royalty on metals	13		8		5	—	13
Net cash costs	167		243		154	5	402
Depreciation and amortization	48		29		19	—	48
Noncash and other costs, net	74	[b]	45		28	1	74
Total costs	289		317		201	6	524
Revenue adjustments, primarily for pricing on prior period open sales	(57)		(57)		17	—	(40)
PT Smelting intercompany profit	54		33		21	—	54
Gross profit (loss)	$39		$(10)		$48	$1	$39

Copper sales (millions of recoverable pounds)	109		109
Gold sales (thousands of recoverable ounces)					162

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$3.04		$3.04		$1,299
Site production and delivery, before net noncash and other costs shown below	3.33		2.01		859
Gold and silver credits	(2.15)		—		—
Treatment charges	0.24		0.15		62
Royalty on metals	0.11		0.07		31
Unit net cash costs	1.53		2.23		952
Depreciation and amortization	0.44		0.26		114
Noncash and other costs, net	0.67	[b]	0.41		174
Total unit costs	2.64		2.90		1,240
Revenue adjustments, primarily for pricing
on prior period open sales	(0.53)		(0.53)		107
PT Smelting intercompany profit	0.49		0.30		129
Gross profit (loss) per pound/ounce	$0.36		$(0.09)		$295

Reconciliation to Amounts Reported
(In millions)	Revenues		Production and Delivery		Depreciation, Depletion and Amortization
Totals presented above	$549		$363		$48
Treatment charges	(26)		—		—
Royalty on metals	(13)		—		—
Noncash and other costs, net	—		74	[b]	—
Revenue adjustments, primarily for pricing on prior period open sales	(40)		—		—
PT Smelting intercompany profit	—		(54)		—
Indonesia mining	470		383		48
Other mining & eliminations[c]	3,254		2,043		298
Total mining	3,724		2,426		346
U.S. oil & gas operations	1,261		311		616
Corporate, other & eliminations	—		—		4
As reported in FCX’s consolidated financial statements	$4,985		$2,737		$966

a.	Includes silver sales of 333 thousand ounces ($20.13 per ounce average realized price).

b.	Includes $53 million ($0.49 per pound) of fixed costs charged directly to cost of sales as a result of the impact of export restrictions on PT-FI's operating rates.
c.Represents the combined total for all other mining operations and the related eliminations, as presented in Note 9.

Africa Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2015
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt		Total
Revenues, excluding adjustments[a]	$354	$354	$72		$426
Site production and delivery, before net noncash and other costs shown below	208	185	46		231
Cobalt credits[b]	(48)	—	—		—
Royalty on metals	8	6	2		8
Net cash costs	168	191	48		239
Depreciation, depletion and amortization	73	63	10		73
Noncash and other costs, net	4	4	—		4
Total costs	245	258	58		316
Revenue adjustments, primarily for pricing on prior period open sales	(7)	(7)	(1)		(8)
Gross profit	$102	$89	$13		$102

Copper sales (millions of recoverable pounds)	133	133
Cobalt sales (millions of contained pounds)			8

Gross profit per pound of copper/cobalt:

Revenues, excluding adjustments[a]	$2.66	$2.66	$8.72
Site production and delivery, before net noncash and other costs shown below	1.57	1.39	5.61
Cobalt credits[b]	(0.37)	—	—
Royalty on metals	0.06	0.05	0.14
Unit net cash costs	1.26	1.44	5.75
Depreciation, depletion and amortization	0.55	0.48	1.18
Noncash and other costs, net	0.03	0.02	0.06
Total unit costs	1.84	1.94	6.99
Revenue adjustments, primarily for pricing
on prior period open sales	(0.05)	(0.05)	(0.10)
Gross profit per pound	$0.77	$0.67	$1.63

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$426	$231	$73
Royalty on metals	(8)	—	—
Noncash and other costs, net	—	4	—
Revenue adjustments, primarily for pricing on prior period open sales	(8)	—	—
Africa mining	410	235	73
Other mining & eliminations[c]	3,243	2,391	332
Total mining	3,653	2,626	405
U.S. oil & gas operations	500	283	3,634	[d]
Corporate, other & eliminations	—	3	4
As reported in FCX’s consolidated financial statements	$4,153	$2,912	$4,043	[d]

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 9.

d.	Includes impairment of oil and gas properties of $3.1 billion.

Africa Mining Product Revenues, Production Costs and Unit Net Cash Costs (continued)

Three Months Ended March 31, 2014
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt	Total
Revenues, excluding adjustments[a]	$258	$258	$74	$332
Site production and delivery, before net noncash and other costs shown below	125	103	42	145
Cobalt credits[b]	(56)	—	—	—
Royalty on metals	6	5	1	6
Net cash costs	75	108	43	151
Depreciation, depletion and amortization	51	45	6	51
Noncash and other costs, net	7	6	1	7
Total costs	133	159	50	209
Revenue adjustments, primarily for pricing on prior period open sales	(1)	(1)	2	1
Gross profit	$124	$98	$26	$124

Copper sales (millions of recoverable pounds)	84	84
Cobalt sales (millions of contained pounds)			8

Gross profit per pound of copper/cobalt:

Revenues, excluding adjustments[a]	$3.07	$3.07	$9.21
Site production and delivery, before net noncash and other costs shown below	1.48	1.22	5.16
Cobalt credits[b]	(0.66)	—	—
Royalty on metals	0.07	0.06	0.16
Unit net cash costs	0.89	1.28	5.32
Depreciation, depletion and amortization	0.61	0.53	0.80
Noncash and other costs, net	0.08	0.08	0.12
Total unit costs	1.58	1.89	6.24
Revenue adjustments, primarily for pricing
on prior period open sales	(0.01)	(0.01)	0.24
Gross profit per pound	$1.48	$1.17	$3.21

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$332	$145	$51
Royalty on metals	(6)	—	—
Noncash and other costs, net	—	7	—
Revenue adjustments, primarily for pricing on prior period open sales	1	—	—
Africa mining	327	152	51
Other mining & eliminations[c]	3,397	2,274	295
Total mining	3,724	2,426	346
U.S. oil & gas operations	1,261	311	616
Corporate, other & eliminations	—	—	4
As reported in FCX’s consolidated financial statements	$4,985	$2,737	$966

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 9.

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Three Months Ended March 31,
(In millions)	2015	2014
Revenues, excluding adjustments[a]	$124	$137
Site production and delivery, before net noncash and other costs shown below	81	75
Treatment charges and other	11	11
Net cash costs	92	86
Depreciation, depletion and amortization	26	22
Noncash and other costs, net	2	1
Total costs	120	109
Gross profit	$4	$28

Molybdenum sales (millions of recoverable pounds)[a]	13	13

Gross profit per pound of molybdenum:

Revenues, excluding adjustments[a]	$9.68	$10.76
Site production and delivery, before net noncash and other costs shown below	6.33	5.87
Treatment charges and other	0.84	0.84
Unit net cash costs	7.17	6.71
Depreciation, depletion and amortization	2.03	1.75
Noncash and other costs, net	0.14	0.11
Total unit costs	9.34	8.57
Gross profit per pound	$0.34	$2.19

Reconciliation to Amounts Reported
(In millions)
Three Months Ended March 31, 2015	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$124	$81	$26
Treatment charges and other	(11)	—	—
Noncash and other costs, net	—	2	—
Molybdenum mines	113	83	26
Other mining & eliminations[b]	3,540	2,543	379
Total mining	3,653	2,626	405
U.S. oil & gas operations	500	283	3,634	[c]
Corporate, other & eliminations	—	3	4
As reported in FCX’s consolidated financial statements	$4,153	$2,912	$4,043	[c]

Three Months Ended March 31, 2014
Totals presented above	$137	$75	$22
Treatment charges and other	(11)	—	—
Noncash and other costs, net	—	1	—
Molybdenum mines	126	76	22
Other mining & eliminations[b]	3,598	2,350	324
Total mining	3,724	2,426	346
U.S. oil & gas operations	1,261	311	616
Corporate, other & eliminations	—	—	4
As reported in FCX’s consolidated financial statements	$4,985	$2,737	$966

a.
Reflects sales of the Molybdenum mines' production to our molybdenum sales company at market-based pricing. On a consolidated basis, realizations are based on the actual contract terms for sales to third parties; as a result, our consolidated average realized price per pound of molybdenum will differ from the amounts reported in this table.

b.
Represents the combined total for all other mining operations and the related eliminations, as presented in Note 9. Also includes amounts associated with our molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North and South America copper mines.

c.	Includes impairment of oil and gas properties of $3.1 billion.

U.S. Oil & Gas Product Revenues, Cash Production Costs and Realizations

Three Months Ended March 31, 2015

(In millions)	Oil	Natural Gas	NGLs	Total U.S. Oil & Gas
Oil and gas revenues before derivatives	$373	$62	$12	$447
Realized cash gains on derivative contracts	100	—	—	100
Realized revenues	$473	$62	$12	547
Less: cash production costs				254
Cash operating margin				293
Less: depreciation, depletion and amortization				530
Less: impairment of oil and gas properties				3,104
Less: accretion and other costs				29
Plus: net noncash mark-to-market losses on derivative contracts				(48)
Plus: other net adjustments				1
Gross loss				$(3,417)

Oil (MMBbls)	8.4
Gas (Bcf)		21.8
NGLs (MMBbls)			0.5
Oil Equivalents (MMBOE)				12.5

	Oil (per barrel)	Natural Gas (per MMBtu)	NGLs (per barrel)	Per BOE
Oil and gas revenues before derivatives	$44.54	$2.86	$23.06	$35.71
Realized cash gains on derivative contracts	11.97	—	—	8.00
Realized revenues	$56.51	$2.86	$23.06	43.71
Less: cash production costs				20.26
Cash operating margin				23.45
Less: depreciation, depletion and amortization				42.30
Less: impairment of oil and gas properties				247.84
Less: accretion and other costs				2.31
Plus: net noncash mark-to-market losses on derivative contracts				(3.87)
Plus: other net adjustments				0.06
Gross loss				$(272.81)

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$447	$254	$530
Realized cash gains on derivative contracts	100	—	—
Net noncash mark-to-market losses on derivative contracts	(48)	—	—
Accretion and other costs	—	29	—
Impairment of oil and gas properties	—	—	3,104
Other net adjustments	1	—	—
U.S. oil & gas operations	500	283	3,634
Total mining[a]	3,653	2,626	405
Corporate, other & eliminations	—	3	4
As reported in FCX's consolidated financial statements	$4,153	$2,912	$4,043

a.	Represents the combined total for mining operations and the related eliminations, as presented in Note 9.

U.S. Oil & Gas Product Revenues, Cash Production Costs and Realizations (continued)

Three Months Ended March 31, 2014
				Total
		Natural		U.S. Oil
(In millions)	Oil	Gas	NGLs	& Gas
Oil and gas revenues before derivatives	$1,162	$98	$50	$1,310
Realized cash losses on derivative contracts	(58)	(7)	—	(65)
Realized revenues	$1,104	$91	$50	1,245
Less: cash production costs				298	[a]
Cash operating margin				947
Less: depreciation, depletion and amortization				616
Less: accretion and other costs				13
Plus: net noncash mark-to-market gains on derivative contracts				15
Plus: other net adjustments				1
Gross profit				$334

Oil (MMBbls)	11.8
Gas (Bcf)		19.5
NGLs (MMBbls)			1.1
Oil Equivalents (MMBOE)				16.1

	Oil	Natural Gas	NGLs
	(per barrel)	(per MMBtu)	(per barrel)	Per BOE
Oil and gas revenues before derivatives	$98.62	$5.05	$45.47	$81.23
Realized cash losses on derivative contracts	(4.86)	(0.38)	—	(4.01)
Realized revenues	$93.76	$4.67	$45.47	77.22
Less: cash production costs				18.51	[a]
Cash operating margin				58.71
Less: depreciation, depletion and amortization				38.21
Less: accretion and other costs				0.78
Plus: net noncash mark-to-market gains on derivative contracts				0.90
Plus: other net adjustments				0.04
Gross profit				$20.66

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,310	$298	$616
Realized cash losses on derivative contracts	(65)	—	—
Net noncash mark-to-market gains on derivative contracts	15	—	—
Accretion and other costs	—	13	—
Other net adjustments	1	—	—
U.S. oil & gas operations	1,261	311	616
Total mining[b]	3,724	2,426	346
Corporate, other & eliminations	—	—	4
As reported in FCX's consolidated financial statements	$4,985	$2,737	$966

a.Following is a reconciliation of FM O&G's first-quarter 2014 cash production costs per BOE, excluding Eagle Ford:

	Cash Production Costs (in millions)	Oil Equivalents (MMBOE)	Cash Production Costs Per BOE
Presented above	$298	16.1	$18.51
Less: Eagle Ford	60	4.7	12.75
	$238	11.4	$20.89

b.	Represents the combined total for mining operations and the related eliminations, as presented in Note 9.

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

We caution readers that forward-looking statements are not guarantees of future performance and that our actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include supply of and demand for, and prices of copper, gold, molybdenum, cobalt, oil and gas, mine sequencing, production rates, industry risks, regulatory changes, political risks, drilling results, potential additional oil and gas property impairment charges, the outcome of negotiations with the Indonesian government regarding an amendment to PT-FI's COW, PT-FI's ability to obtain renewal of its export license after July 25, 2015, the potential effects of violence in Indonesia, the resolution of administrative disputes in the DRC, weather- and climate-related risks, labor relations, environmental risks, litigation results and other factors described in more detail in Part I, Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2014, as updated by our subsequent filings with the SEC.

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

There have been no material changes in our market risks during the three-month period ended March 31, 2015. For additional information on market risks, refer to “Disclosures About Market Risks” included in Part I, Item 2. of our annual report on Form 10-K for the year ended December 31, 2014. For projected sensitivities of our operating cash flow to changes in commodity prices, refer to “Outlook” in Part I, Item 2. of this quarterly report on Form 10-Q for the period ended March 31, 2015; for projected sensitivities of our provisionally priced copper sales and derivative instruments to changes in commodity prices refer to “Consolidated Results – Revenues” in Part I, Item 2. of this quarterly report on Form 10-Q for the period ended March 31, 2015.

Item 4.	Controls and Procedures.

(a)
Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective as of March 31, 2015.

(b)
Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved in numerous legal proceedings that arise in the ordinary course of our business or that are associated with environmental issues arising from legacy operations conducted over the years by Freeport Minerals Corporation and its affiliates. We are also involved from time to time in other reviews, investigations and proceedings by government agencies, some of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

Management does not believe, based on currently available information, that the outcome of any proceeding reported in Note 12 and incorporated by reference into Part I, Item 3. “Legal Proceedings” of our annual report on Form 10-K for the year ended December 31, 2014, as updated in Note 8 to the financial statements included in this quarterly report on Form 10-Q for the quarter ended March 31, 2015, will have a material adverse effect on our financial condition; although individual outcomes could be material to our operating results for a particular period, depending on the nature and magnitude of the outcome and the operating results for the period.

Item 1A. Risk Factors.

There have been no material changes to our risk factors during the three-month period ended March 31, 2015 . For additional information on risk factors, refer to Part I, Item 1A. "Risk Factors" of our annual report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table sets forth information with respect to shares of our common stock purchased by us during the three months ended March 31, 2015:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[a]	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs[a]

January 1-31, 2015	—	$—	—	23,685,500
February 1-28, 2015	—	$—	—	23,685,500
March 1-31, 2015	—	$—	—	23,685,500
Total	—	$—	—	23,685,500

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

Date:  May 8, 2015

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
4.4
Fourth Supplemental Indenture dated as of May 31, 2013, among FCX, Freeport-McMoRan Oil & Gas LLC and U.S. Bank National Association, as Trustee (relating to the 2.15% Senior Notes due 2017, and the 3.55% Senior Notes due 2022, the 2.30% Senior Notes due 2017, the 4.00% Senior Notes due 2021, the 4.55% Senior Notes due 2024, and the 5.40% Senior Notes due 2034).
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
			10-K	01-00082	3/7/2005
10.1	Extension dated as of January 23, 2015, to Memorandum of Understanding Between the Government of the Republic of Indonesia and PT Freeport Indonesia dated as of July 25, 2014.		10-K	001-11307-01	2/27/2015
10.2#
First Amendment, dated January 1, 2014, to the Crude Oil Purchase Agreement dated January 1, 2012, between Freeport-McMoRan Oil & Gas LLC (formerly Plains Exploration & Production Company) and ConocoPhillips Company.
X
10.3#	Second Amendment, dated July 1, 2014, to the Crude Oil Purchase Agreement dated January 1, 2012, between Freeport-McMoRan Oil & Gas LLC and ConocoPhillips Company.	X
15.1	Letter from Ernst & Young LLP regarding unaudited interim financial statements.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.	X
95.1	Mine Safety and Health Administration Safety Data.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X

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

# Pursuant to a request for confidential treatment, portions of this exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission.

E-3