Form 10-K/A
period 2014-12-31
FREEPORT-MCMORAN INC
filed 2015-06-12
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A (Amendment No. 1)

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
DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for our 2015 annual meeting of stockholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

EXPLANATORY NOTE

Freeport-McMoRan Inc. (FCX) is filing this Amendment No. 1 (this Amendment) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2014, previously filed with the Securities and Exchange Commission (SEC) on February 27, 2015 (the Original Filing), for the sole purpose of filing revised redacted versions of Exhibits 10.23 and 10.24, reflecting changes to FCX’s confidential treatment request with respect to certain portions of these exhibits. Accordingly, Exhibits 10.23 and 10.24 to this Amendment supersede and replace in their entirety Exhibits 10.23 and 10.24 to the Original Filing.

In addition, as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, new certifications by the company’s principal executive officer and principal financial officer required in accordance with Rule 13a-14(a) are being filed as exhibits to this Amendment; however, paragraphs 3, 4 and 5 of the certifications have been omitted because this Amendment does not contain any financial statements nor does it contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K.

Except as described above, no other changes have been made to the Original Filing. This Amendment does not reflect events occurring after the date of the Original Filing nor does it modify or update the disclosures contained in the Original Filing that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC subsequent to the filing of the Original Filing.

FREEPORT-McMoRan INC.
FORM 10-K/A

TABLE OF CONTENTS

Page
Part IV	1
Item 15. Exhibits, Financial Statement Schedules	1

Signatures	S-1

Exhibit Index	E-1

Item 15.  Exhibits, Financial Statement Schedules.

(a)(3).    Exhibits.

Reference is made to the Exhibit Index beginning on page E-1 hereof.

1

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 12, 2015.

Freeport-McMoRan Inc.

By: /s/ Richard C. Adkerson
Richard C. Adkerson
Vice Chairman of the Board, President and
Chief Executive Officer

S-1

FREEPORT-McMoRan INC.
EXHIBIT INDEX
Filed
		with this	Incorporated by Reference
Exhibit Number	Exhibit Title	Form 10-K/A	Form	File No.	Date Filed
2.1	Agreement and Plan of Merger dated as of November 18, 2006, by and among FCX, Phelps Dodge Corporation and Panther Acquisition Corporation.		8-K	333-139252	11/20/2006
2.2	Agreement and Plan of Merger by and among Plains Exploration & Production Company, FCX and IMONC LLC, dated as of December 5, 2012.		8-K	001-11307-01	12/6/2012
2.3	Agreement and Plan of Merger by and among McMoRan Exploration Co., FCX and INAVN Corp., dated as of December 5, 2012.		8-K	001-11307-01	12/6/2012
2.4	Stock Purchase Agreement, dated as of October 6, 2014, among LMC Candelaria SpA, LMC Ojos del Salado SpA and Freeport Minerals Corporation.		10-Q	001-11307-01	11/7/2014
3.1	Composite Certificate of Incorporation of FCX.		10-Q	001-11307-01	8/8/2014
3.2	Composite By-Laws of FCX, as of July 14, 2014.		8-K	001-11307-01	7/2/2014
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
			8-K	001-11307-01	6/3/2013
4.5	Fifth Supplemental Indenture dated as of November 14, 2014 among FCX, Freeport-McMoRan Oil & Gas LLC and U.S. Bank National Association, as Trustee (relating to the 2.30% Senior Notes due 2017).		8-K	001-11307-01	11/14/2014
4.6	Sixth Supplemental Indenture dated as of November 14, 2014 among FCX, Freeport-McMoRan Oil & Gas LLC and U.S. Bank National Association, as Trustee (relating to the 4.00% Senior Notes due 2021).		8-K	001-11307-01	11/14/2014
4.7	Seventh Supplemental Indenture dated as of November 14, 2014 among FCX, Freeport-McMoRan Oil & Gas LLC and U.S. Bank National Association, as Trustee. (relating to the 4.55% Senior Notes due 2024).		8-K	001-11307-01	11/14/2014
4.8	Eighth Supplemental Indenture dated as of November 14, 2014 among FCX, Freeport-McMoRan Oil & Gas LLC and U.S. Bank National Association, as Trustee (relating to the 5.40% Senior Notes due 2034).		8-K	001-11307-01	11/14/2014

FREEPORT-McMoRan INC.
EXHIBIT INDEX
Filed
		with this	Incorporated by Reference
Exhibit Number	Exhibit Title	Form 10-K/A	Form	File No.	Date Filed
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

			S-3	333-36415	9/25/1997

FREEPORT-McMoRan INC.
EXHIBIT INDEX
Filed
		with this	Incorporated by Reference
Exhibit Number	Exhibit Title	Form 10-K/A	Form	File No.	Date Filed
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

			10-K/A	001-00082	3/7/2005
10.1	Contract of Work dated December 30, 1991, between the Government of the Republic of Indonesia and PT Freeport Indonesia.		S-3	333-72760	11/5/2001
10.2
Memorandum of Understanding dated as of July 25, 2014, between the Directorate General of Mineral and Coal, the Ministry of Energy and Mineral Resources and PT Freeport Indonesia on Adjustment of the Contract of Work.

			8-K	001-11307-01	7/8/2014
10.3†	Extension dated as of January 23, 2015, to Memorandum of Understanding Between the Government of the Republic of Indonesia and PT Freeport Indonesia dated as of July 25, 2014.
10.4	Participation Agreement dated as of October 11, 1996, between PT Freeport Indonesia and P.T. RTZ-CRA Indonesia (a subsidiary of Rio Tinto PLC) with respect to a certain contract of work.		S-3	333-72760	11/5/2001
10.5†
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
			8-K	001-09916	11/13/1996
10.7	Concentrate Purchase and Sales Agreement dated effective December 11, 1996, between PT Freeport Indonesia and PT Smelting.		S-3	333-72760	11/5/2001

FREEPORT-McMoRan INC.
EXHIBIT INDEX
Filed
		with this	Incorporated by Reference
Exhibit Number	Exhibit Title	Form 10-K/A	Form	File No.	Date Filed
10.8†
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

10.9†
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
			10-Q	001-11307-01	5/6/2011

FREEPORT-McMoRan INC.
EXHIBIT INDEX
Filed
		with this	Incorporated by Reference
Exhibit Number	Exhibit Title	Form 10-K/A	Form	File No.	Date Filed
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
10.18†
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
10.21†
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
X

FREEPORT-McMoRan INC.
EXHIBIT INDEX
Filed
		with this	Incorporated by Reference
Exhibit Number	Exhibit Title	Form 10-K/A	Form	File No.	Date Filed
10.24#	Second Amendment, dated July 1, 2014, to the Crude Oil Purchase Agreement dated January 1, 2012, between Freeport-McMoRan Oil & Gas LLC and ConocoPhillips Company.	X
10.25*	Letter Agreement, dated as of December 5, 2012, by and among James C. Flores, Plains Exploration & Production Company and FCX		8-K	001-11307-01	12/6/2012
10.26*	Amended and Restated Employment Agreement dated February 27, 2014, between FCX and James C. Flores.		8-K	001-11307-01	3/3/2014
10.27*	Letter Agreement dated as of December 19, 2013, by and between FCX and Richard C. Adkerson.		8-K	001-11307-01	12/23/2013
10.28*†	FCX Director Compensation.
10.29*	Amended and Restated Executive Employment Agreement dated effective as of December 2, 2008, between FCX and James R. Moffett.		10-K/A	001-11307-01	2/26/2009
10.30*	Amended and Restated Change of Control Agreement dated effective as of December 2, 2008, between FCX and James R. Moffett.		10-K/A	001-11307-01	2/26/2009
10.31*	Letter Agreement dated February 27, 2014, between FCX and James R. Moffett.		8-K	001-11307-01	3/3/2014
10.32*	Amended and Restated Executive Employment Agreement dated effective as of December 2, 2008, between FCX and Kathleen L. Quirk.		10-K/A	001-11307-01	2/26/2009
10.33*	Amendment to Amended and Restated Executive Employment Agreement dated December 2, 2008, by and between FCX and Kathleen L. Quirk, dated April 27, 2011.		8-K	001-11307-01	4/29/2011
10.34*	FCX Executive Services Program		10-K/A	001-11307-01	2/27/2012
10.35*	FCX Supplemental Executive Retirement Plan, as amended and restated.		8-K	001-11307-01	2/5/2007
10.36*	FCX Supplemental Executive Capital Accumulation Plan.		10-Q	001-11307-01	5/12/2008
10.37*	FCX Supplemental Executive Capital Accumulation Plan Amendment One.		10-Q	001-11307-01	5/12/2008
10.38*	FCX Supplemental Executive Capital Accumulation Plan Amendment Two.		10-K/A	001-11307-01	2/26/2009
10.39*†	FCX Supplemental Executive Capital Accumulation Plan Amendment Three.
10.40*†	FCX Supplemental Executive Capital Accumulation Plan Amendment Four.
10.41*†	FCX 2005 Supplemental Executive Capital Accumulation Plan, as amended and restated effective January 1, 2015.
10.42*	FCX 1995 Stock Option Plan for Non-Employee Directors, as amended and restated.		10-Q	001-11307-01	5/10/2007
10.43*	FCX Amended and Restated 1999 Stock Incentive Plan, as amended and restated.		10-Q	001-11307-01	5/10/2007
10.44*	FCX 2003 Stock Incentive Plan, as amended and restated.		10-Q	001-11307-01	5/10/2007
10.45*	Form of Amendment No. 1 to Notice of Grant of Nonqualified Stock Options and Stock Appreciation Rights under the 2004 Director Compensation Plan.		8-K	001-11307-01	5/5/2006
10.46*	FCX 2004 Director Compensation Plan, as amended and restated.		10-Q	001-11307-01	8/6/2010
10.47*	FCX Amended and Restated 2006 Stock Incentive Plan.		10-K/A	001-11307-01	2/27/2014

FREEPORT-McMoRan INC.
EXHIBIT INDEX
Filed
		with this	Incorporated by Reference
Exhibit Number	Exhibit Title	Form 10-K/A	Form	File No.	Date Filed
10.48*	Form of Notice of Grant of Nonqualified Stock Options for grants under the FCX 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2006 Stock Incentive Plan.		10-K/A	001-11307-01	2/29/2008
10.49*	Form of Notice of Grant of Nonqualified Stock Options and Restricted Stock Units under the 2006 Stock Incentive Plan (for grants made to non-management directors and advisory directors).		8-K	001-11307-01	6/14/2010
10.50*	FCX 2009 Annual Incentive Plan		8-K	001-11307-01	6/17/2009
10.51*	Form of Nonqualified Stock Options Grant Agreement (effective February 2012).		10-K/A	001-11307-01	2/27/2012
10.52*	Form of Restricted Stock Unit Agreement (effective February 2012).		10-K/A	001-11307-01	2/27/2012
10.53*	Form of Performance-Based Restricted Stock Unit Agreement (effective February 2012).		10-K/A	001-11307-01	2/27/2012
10.54*	Form of Nonqualified Stock Options Grant Agreement under the FCX stock incentive plans (effective February 2014).		10-K/A	001-11307-01	2/27/2014
10.55*	Form of Restricted Stock Unit Agreement under the FCX stock incentive plans (effective February 2014).		10-K/A	001-11307-01	2/27/2014
10.56*	Form of Performance Share Unit Agreement (effective February 2014).		8-K	001-11307-01	3/3/2014
10.57*	FCX Annual Incentive Plan (For Fiscal Years Ending 2014 - 2018).		8-K	001-11307-01	6/18/2014
10.58*	Form of Notice of Grant of Restricted Stock Units under the 2006 Stock Incentive Plan (for grants made to non-management directors).		10-Q	001-11307-01	8/11/2014
10.59*†	Form of Restricted Stock Unit Agreement under the FCX stock incentive plans (effective February 2015).
12.1†	FCX Computation of Ratio of Earnings to Fixed Charges.
14.1	FCX Principles of Business Conduct.		10-K/A	001-11307-01	2/29/2008
21.1†	Subsidiaries of FCX.
23.1†	Consent of Ernst & Young LLP.
23.2†	Consent of Netherland, Sewell & Associates, Inc.
23.3†	Consent of Ryder Scott Company, L.P.
24.1†	Certified resolution of the Board of Directors of FCX authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney.
24.2†	Powers of Attorney pursuant to which this report has been signed on behalf of certain officers and directors of FCX.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
32.1††	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2††	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.
95.1†	Mine Safety Disclosure.

FREEPORT-McMoRan INC.
EXHIBIT INDEX
Filed
		with this	Incorporated by Reference
Exhibit Number	Exhibit Title	Form 10-K/A	Form	File No.	Date Filed
99.1
Asset and Stock Purchase Agreement among OMG Harjavalta Chemicals Holding BV, OMG Americas, Inc., OM Group, Inc., Koboltti Chemicals Holdings Limited and solely for purposes of Section 10.13 and Exhibit A, Freeport-McMoRan Corporation, dated as of January 21, 2013.
			10-K/A	001-11307-01	2/22/2013
99.2†	Report of Netherland, Sewell & Associates, Inc.
99.3†	Report of Ryder Scott Company, L.P.
101.INS††	XBRL Instance Document.
101.SCH††	XBRL Taxonomy Extension Schema.
101.CAL††	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF††	XBRL Taxonomy Extension Definition Linkbase.
101.LAB††	XBRL Taxonomy Extension Label Linkbase.
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase.
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

*	Indicates management contract or compensatory plan or arrangement.

#	Pursuant to a request for confidential treatment, portions of this exhibit have been redacted from the publicly filed document and have been furnished separately to the SEC.

†	Indicates documents previously filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, originally filed with the SEC on February 27, 2015, which is being amended hereby.

††
Indicates documents previously furnished with our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, originally filed with the SEC on February 27, 2015, which is being amended hereby.