Form 10-Q
period 2015-09-30
FREEPORT-MCMORAN INC
filed 2015-11-06
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
☐ Yes ☑ No

On October 30, 2015, there were issued and outstanding 1,155,870,213 shares of the registrant’s common stock, par value $0.10 per share.

FREEPORT-McMoRan INC.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

FREEPORT-McMoRan INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2015	December 31, 2014
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$338	$464
Trade accounts receivable	626	953
Other accounts receivable	1,276	1,610
Inventories:
Materials and supplies, net	2,071	1,886
Mill and leach stockpiles	1,895	1,914
Product	1,379	1,561
Other current assets	570	657
Total current assets	8,155	9,045
Property, plant, equipment and mining development costs, net	27,355	26,220
Oil and gas properties, net - full cost method
Subject to amortization, less accumulated amortization	3,002	9,187
Not subject to amortization	7,568	10,087
Long-term mill and leach stockpiles	2,326	2,179
Other assets	1,977	1,956
Total assets	$50,383	$58,674

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,445	$3,653
Current portion of debt	906	478
Current portion of environmental and asset retirement obligations	336	296
Accrued income taxes	75	410
Dividends payable	65	335
Total current liabilities	4,827	5,172
Long-term debt, less current portion	19,792	18,371
Deferred income taxes	4,363	6,398
Environmental and asset retirement obligations, less current portion	3,708	3,647
Other liabilities	1,727	1,861
Total liabilities	34,417	35,449

Redeemable noncontrolling interest	761	751

Equity:
Stockholders’ equity:
Common stock	127	117
Capital in excess of par value	23,335	22,281
(Accumulated deficit) retained earnings	(8,305)	128
Accumulated other comprehensive loss	(509)	(544)
Common stock held in treasury	(3,702)	(3,695)
Total stockholders’ equity	10,946	18,287
Noncontrolling interests	4,259	4,187
Total equity	15,205	22,474
Total liabilities and equity	$50,383	$58,674

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In millions, except per share amounts)
Revenues	$3,681	$5,696	$12,082	$16,203
Cost of sales:
Production and delivery	2,893	3,152	8,653	8,971
Depreciation, depletion and amortization	888	945	2,717	2,924
Impairment of oil and gas properties	3,652	308	9,442	308
Total cost of sales	7,433	4,405	20,812	12,203
Selling, general and administrative expenses	124	158	429	457
Mining exploration and research expenses	32	29	101	93
Environmental obligations and shutdown costs	37	18	61	100
Net gain on sales of assets	—	(46)	(39)	(46)
Total costs and expenses	7,626	4,564	21,364	12,807
Operating (loss) income	(3,945)	1,132	(9,282)	3,396
Interest expense, net	(163)	(158)	(458)	(483)
Insurance and other third-party recoveries	—	—	92	—
Net gain on early extinguishment of debt	—	58	—	63
Other (expense) income, net	(40)	23	(88)	48
(Loss) income before income taxes and equity in affiliated companies' net losses	(4,148)	1,055	(9,736)	3,024
Benefit from (provision for) income taxes	360	(349)	1,742	(1,034)
Equity in affiliated companies’ net losses	(2)	(2)	(1)	—
Net (loss) income	(3,790)	704	(7,995)	1,990
Net income attributable to noncontrolling interests	(29)	(142)	(129)	(416)
Preferred dividends attributable to redeemable noncontrolling interest	(11)	(10)	(31)	(30)
Net (loss) income attributable to common stockholders	$(3,830)	$552	$(8,155)	$1,544

Net (loss) income per share attributable to common stockholders:
Basic	$(3.58)	$0.53	$(7.77)	$1.48
Diluted	$(3.58)	$0.53	$(7.77)	$1.47

Weighted-average common shares outstanding:
Basic	1,071	1,039	1,050	1,039
Diluted	1,071	1,046	1,050	1,045

Dividends declared per share of common stock	$0.0500	$0.3125	$0.2605	$0.9375

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In millions)
Net (loss) income	$(3,790)	$704	$(7,995)	$1,990

Other comprehensive income, net of taxes:
Defined benefit plans:
Amortization of unrecognized amounts included in net periodic benefit costs	8	5	24	12
Foreign exchange gains (losses)	7	2	12	(1)
Other comprehensive income	15	7	36	11

Total comprehensive (loss) income	(3,775)	711	(7,959)	2,001
Total comprehensive income attributable to noncontrolling interests	(30)	(142)	(130)	(416)
Preferred dividends attributable to redeemable noncontrolling interest	(11)	(10)	(31)	(30)
Total comprehensive (loss) income attributable to common stockholders	$(3,816)	$559	$(8,120)	$1,555

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
	(In millions)
Cash flow from operating activities:
Net (loss) income	$(7,995)	$1,990
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,717	2,924
Impairment of oil and gas properties	9,442	308
Inventory adjustments	154	—
Net gain on sales of assets	(39)	(46)
Net (gains) losses on crude oil and natural gas derivative contracts	(87)	56
Net charges for environmental and asset retirement obligations, including accretion	174	146
Payments for environmental and asset retirement obligations	(135)	(134)
Net gain on early extinguishment of debt	—	(63)
Deferred income taxes	(1,926)	107
Increase in long-term mill and leach stockpiles	(183)	(182)
Other, net	144	106
Changes in working capital and other tax payments, excluding amounts from acquisitions and dispositions:
Accounts receivable	990	200
Inventories	83	(267)
Other current assets	(13)	(26)
Accounts payable and accrued liabilities	(150)	(379)
Accrued income taxes and changes in other tax payments	(568)	(227)
Net cash provided by operating activities	2,608	4,513

Cash flow from investing activities:
Capital expenditures:
North America copper mines	(308)	(815)
South America	(1,339)	(1,278)
Indonesia	(660)	(722)
Africa	(166)	(100)
Molybdenum mines	(10)	(45)
United States oil and gas operations	(2,430)	(2,392)
Other	(142)	(63)
Acquisitions of Deepwater Gulf of Mexico interests	—	(1,421)
Net proceeds from sale of Eagle Ford shale assets	—	2,971
Other, net	114	221
Net cash used in investing activities	(4,941)	(3,644)

Cash flow from financing activities:
Proceeds from debt	6,552	3,346
Repayments of debt	(4,693)	(4,196)
Net proceeds from sale of common stock	999	—
Cash dividends and distributions paid:
Common stock	(547)	(979)
Noncontrolling interests	(89)	(365)
Stock-based awards net (payments) proceeds, including excess tax benefit	(8)	7
Debt financing costs and other, net	(7)	(9)
Net cash provided by (used in) financing activities	2,207	(2,196)

Net decrease in cash and cash equivalents	(126)	(1,327)
Cash and cash equivalents at beginning of year	464	1,985
Cash and cash equivalents at end of period	$338	$658
The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

	Stockholders’ Equity
	Common Stock			Retained Earnings(Accum-ulated Deficit)	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders' Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at December 31, 2014	1,167	$117	$22,281	$128	$(544)	128	$(3,695)	$18,287	$4,187	$22,474
Sale of common stock	98	10	989	—	—	—	—	999	—	999
Exercised and issued stock-based awards	1	—	3	—	—	—	—	3	—	3
Stock-based compensation	—	—	70	—	—	—	—	70	7	77
Reserve of tax benefit for stock-based awards	—	—	(4)	—	—	—	—	(4)	—	(4)
Tender of shares for stock-based awards	—	—	—	—	—	—	(7)	(7)	—	(7)
Dividends on common stock	—	—	—	(278)	—	—	—	(278)	—	(278)
Dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(68)	(68)
Noncontrolling interests' share of contributed capital in subsidiary	—	—	(4)	—	—	—	—	(4)	3	(1)
Net loss attributable to common stockholders	—	—	—	(8,155)	—	—	—	(8,155)	—	(8,155)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	129	129
Other comprehensive income	—	—	—	—	35	—	—	35	1	36
Balance at September 30, 2015	1,266	$127	$23,335	$(8,305)	$(509)	128	$(3,702)	$10,946	$4,259	$15,205

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. GENERAL INFORMATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles (GAAP) in the United States (U.S.). Therefore, this information should be read in conjunction with Freeport-McMoRan Inc.'s (FCX) consolidated financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2014. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. With the exception of the oil and gas properties impairment discussed below and the related tax charges to establish a deferred tax valuation allowance (refer to Note 5), the Tyrone mine impairment and special retirement benefits and restructuring charges discussed below, and adjustments to inventories (refer to Note 4), all such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the quarter and nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

At September 30, 2015, and for the previous two quarters of 2015, net capitalized costs with respect to FCX's proved oil and gas properties exceeded the related ceiling test limitation; therefore, impairment charges of $3.7 billion in third-quarter 2015 and $9.4 billion for the first nine months of 2015 were recorded, primarily because of the lower twelve-month average of the first-day-of-the-month historical reference oil price and additional capitalized costs. The SEC requires that the twelve-month average of the first-day-of-the-month historical reference oil price be used in determining the ceiling amount under its full cost accounting rules. The twelve-month average price (using WTI as the reference oil price) was $59.21 per barrel at September 30, 2015, compared with $71.68 per barrel at June 30, 2015.

FCX periodically (and at least annually) assesses the carrying value of its unevaluated properties to determine whether impairment has occurred. Following a review of the carrying values of unevaluated properties during third-quarter 2015, FCX determined that the carrying value of its unevaluated properties in the onshore California area was impaired, primarily resulting from declines in oil prices. As a result, $837 million of costs were transferred to the full cost pool, which was included in the September 30, 2015, ceiling test discussed above.

The fair value estimates for the unevaluated properties in the onshore California area were based on expected future cash flows based on estimated crude oil and natural gas forward prices as of September 30, 2015; risk adjusted probable and possible reserve quantities; costs to produce and develop reserves; and appropriate discount rates. Crude oil prices and FCX's estimates of oil reserves at September 30, 2015, represented the most significant assumptions used in the evaluation of the carrying value of these unevaluated properties.

Mining Operations. Because of the recent decline in commodity prices, FCX made adjustments to its operating plans for its mining operations in third-quarter 2015. Although FCX’s long-term strategy of developing its mining resources to their full potential remains in place, the decline in copper and molybdenum prices has limited FCX’s ability to invest in growth projects and caused FCX to make adjustments to its near-term plans. FCX responded to the decline in commodity prices by revising its near-term strategy to protect liquidity while preserving its mineral resources and growth options for the longer term. Accordingly, operating plans were revised primarily to reflect: (a) suspension of mining operations at the Miami mine in Arizona; (b) a 50 percent reduction in mining rates at the Tyrone mine in New Mexico; (c) adjustments to mining rates at other North America copper mines; (d) an approximate 50 percent reduction in mining and stacking rates at the El Abra mine in Chile; (e) a 35 percent reduction in molybdenum production volumes at the Henderson primary molybdenum mine in Colorado; (f) capital cost reductions, including project deferrals associated with future development and expansion opportunities at the Tenke Fungurume minerals district in the Democratic Republic of Congo in Africa; and (g) reductions in operating, administrative and exploration costs, including workforce reductions.

During October 2015, FCX initiated a plan to reduce operating rates at its Sierrita mine in Arizona in response to low copper and molybdenum prices. Initially, the plan involves operating the Sierrita mine at 50 percent of its current operating rate. FCX is also evaluating the economics of a full shutdown.

In connection with the decline in copper and molybdenum prices and the revised operating plans discussed above, FCX evaluated its long-lived assets, other than indefinite-lived intangible assets, for impairment as of September 30, 2015. Indefinite-lived intangible assets are evaluated annually as of December 31. FCX’s long-lived asset impairment evaluations required FCX to make several assumptions in determining estimates of future cash flows of its individual mining operations, including: near- and long-term metal price assumptions; estimates of commodity-based and other input costs; proven and probable mineral reserves estimates, including the timing and costs to develop and produce the reserves; and the use of appropriate current escalation and discount rates. Projected long-term average metal prices represented the most significant assumption used in the cash flow estimates.

FCX’s evaluation of long-lived assets (other than indefinite-lived intangible assets) resulted in the recognition of a charge to production costs for the impairment of the Tyrone mine totaling $59 million in third-quarter 2015. As a result of the third-quarter 2015 revisions to its operating plans, FCX also recorded charges to production costs of $36 million in third-quarter 2015 related to special retirement benefits and restructuring charges, primarily for employee severance and benefit costs. Refer to Note 10 for long-lived asset impairments and restructuring charges by business segment.

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

Deepwater GOM Acquisitions. On June 30, 2014, FCX completed the acquisition of interests in the Deepwater GOM from a subsidiary of Apache Corporation, including interests in the Lucius and Heidelberg oil fields and several exploration leases, for $918 million ($451 million for oil and gas properties subject to amortization and $477 million for costs not subject to amortization, including transaction costs and $10 million of asset retirement costs). The Deepwater GOM acquisition was funded by the like-kind exchange escrow.

On September 8, 2014, FCX completed the acquisition of additional Deepwater GOM interests for $496 million ($509 million for oil and gas properties not subject to amortization, including purchase price adjustments and transaction costs), including an interest in the Vito oil discovery in the Mississippi Canyon area and a significant lease position in the Vito basin area. This acquisition was funded in part with the remaining $414 million of funds from the like-kind exchange escrow.

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

A reconciliation of net (loss) income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted net (loss) income per share follows (in millions, except per share amounts):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015		2014		2015		2014
Net (loss) income	$(3,790)		$704		$(7,995)		$1,990
Net income attributable to noncontrolling interests	(29)		(142)		(129)		(416)
Preferred dividends on redeemable noncontrolling interest	(11)		(10)		(31)		(30)
Undistributed earnings allocable to participating securities	(3)		(2)		(3)		(4)
Net (loss) income allocable to common stockholders	$(3,833)		$550		$(8,158)		$1,540

Basic weighted-average shares of common stock outstanding	1,071		1,039		1,050		1,039
Add shares issuable upon exercise or vesting of dilutive stock options and RSUs	—	[a]	7	[a]	—	[a]	6	[a]
Diluted weighted-average shares of common stock outstanding	1,071		1,046		1,050		1,045

Basic net (loss) income per share attributable to common stockholders	$(3.58)		$0.53		$(7.77)		$1.48
Diluted net (loss) income per share attributable to common stockholders	$(3.58)		$0.53		$(7.77)		$1.47

a.
Excludes approximately 7 million shares of common stock for third-quarter 2015, 5 million for third-quarter 2014, 10 million for the nine months ended September 30, 2015, and 3 million for the nine months ended September 30, 2014, associated with outstanding stock options with exercise prices less than the average market price of FCX's common stock and RSUs that were anti-dilutive.

Outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of diluted net income per share of common stock. Excluded stock options totaled 48 million for third-quarter 2015, 25 million for third-quarter 2014, 45 million for the nine months ended September 30, 2015, and 28 million for the nine months ended September 30, 2014.

NOTE 4. INVENTORIES, INCLUDING LONG-TERM MILL AND LEACH STOCKPILES
The components of inventories follow (in millions):

	September 30, 2015	December 31, 2014
Current inventories:
Total materials and supplies, net[a]	$2,071	$1,886

Mill stockpiles	$118	$86
Leach stockpiles	1,777	1,828
Total current mill and leach stockpiles	$1,895	$1,914

Raw materials (primarily concentrates)	$281	$288
Work-in-process	102	174
Finished goods	996	1,099
Total product inventories	$1,379	$1,561

Long-term inventories:
Mill stockpiles	$444	$360
Leach stockpiles	1,882	1,819
Total long-term mill and leach stockpiles[b]	$2,326	$2,179

a.	Materials and supplies inventory was net of obsolescence reserves totaling $26 million at September 30, 2015, and $20 million at December 31, 2014.

b.	Estimated metals in stockpiles not expected to be recovered within the next 12 months.

Beginning in third-quarter 2015, FCX adopted new accounting guidance for the subsequent measurement of inventories (refer to Note 12), which resulted in a change in accounting principle, whereby inventories are stated at the lower of weighted-average cost or net realizable value. Prior to third-quarter 2015, FCX's inventories were stated at the lower of weighted-average cost or market.

FCX recorded charges to production costs for adjustments to inventory carrying values of $91 million ($37 million for molybdenum inventories and $54 million for copper inventories) for third-quarter 2015 and $154 million ($89 million for molybdenum inventories and $65 million for copper inventories) for the first nine months of 2015, primarily because of lower molybdenum and copper prices (refer to Note 10 for inventory adjustments by business segment).

NOTE 5. INCOME TAXES
Variations in the relative proportions of jurisdictional income result in fluctuations to FCX's consolidated effective income tax rate. FCX’s consolidated effective income tax rate was 18 percent for the first nine months of 2015 and 34 percent for the first nine months of 2014. Geographic sources of FCX's benefit from (provision for) income taxes follow (in millions):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015		2014		2015		2014
U.S. operations	$309	[a]	$(38)		$2,020	[a]	$(323)	[b]
International operations	51		(311)	[c]	(278)		(711)	[c]
Total	$360		$(349)		$1,742		$(1,034)

a.
As a result of the impairment to U.S. oil and gas properties, FCX recorded tax charges of $1.2 billion for third-quarter 2015 and $2.0 billion for the first nine months of 2015 to establish a valuation allowance primarily against U.S. federal alternative minimum tax credits and foreign tax credits, partly offset by a tax benefit of $56 million related to the impairment of the Morocco oil and gas properties. Excluding these charges, FCX's consolidated effective income tax rate was 38 percent for the first nine months of 2015.

b.	FCX recognized a $62 million charge for deferred taxes recorded in connection with the allocation of goodwill to the sale of Eagle Ford shale assets.

c.	Included a $54 million charge related to changes in Chilean tax rules.

During third-quarter 2015, PT Freeport Indonesia's (PT-FI) Delaware domestication was terminated. As a result, PT-FI will no longer be a U.S. income tax filer, and tax attributes related to PT-FI, which currently are fully reserved with a related valuation allowance, will no longer be available for use within FCX's U.S. federal consolidated income tax return. PT-FI remains a limited liability company organized under Indonesian law.

NOTE 6. DEBT AND EQUITY TRANSACTIONS
Debt Transactions. At September 30, 2015, FCX had $20.7 billion in debt, which included additions for unamortized fair value adjustments of $218 million (primarily from the oil and gas acquisitions in 2013), and is net of reductions attributable to unamortized net discounts of $20 million and unamortized debt issuance costs of $111 million. Refer to Note 12 for discussion of a change in the presentation of debt issuance costs.

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

At September 30, 2015, $458 million was outstanding and $42 million of letters of credit were issued under FCX's revolving credit facility, resulting in availability of approximately $3.5 billion, of which approximately $1.5 billion could be used for additional letters of credit.

At September 30, 2015, $1.5 billion was outstanding and no letters of credit were issued under Sociedad Minera Cerro Verde S.A.A.'s (Cerro Verde, FCX's mining subsidiary in Peru) credit facility, resulting in availability of $301 million. Cerro Verde's five-year, $1.8 billion senior unsecured credit facility is nonrecourse to FCX and the other shareholders of Cerro Verde.

In December 2014, Cerro Verde entered into a loan agreement with its shareholders for borrowings up to $800 million. Cerro Verde can designate all or a portion of the shareholder loans as subordinated. If the loans are not designated as subordinated, they bear interest at the London Interbank Offered Rate plus the current spread on Cerro Verde’s senior unsecured committed credit facility. If they are designated as subordinated, they bear interest at the same rate plus 0.5 percent. The loans mature on December 22, 2019, unless at that time there is senior financing associated with the Cerro Verde expansion project that is senior to the shareholder loans, in which case the shareholder loans mature two years following the maturity of the senior financing. During third-quarter 2015, Cerro Verde borrowed $100 million under these shareholder loans (which included $57 million from Freeport Minerals Corporation, a wholly owned subsidiary of FCX), and this amount remained outstanding as of September 30, 2015.

In July 2014, FCX redeemed $1.7 billion of the aggregate principal amount of FCX Oil & Gas Inc.'s (FM O&G, FCX's oil and gas subsidiary) outstanding senior notes, which included $263 million for the 6.125% Senior Notes due 2019, $525 million for the 6½% Senior Notes due 2020, $350 million for the 6.75% Senior Notes due 2022 and $525 million for the 6⅞% Senior Notes due 2023. At the redemption date, these senior notes had an aggregate book value of $1.8 billion, which included purchase accounting fair value adjustments of $167 million. Holders of these senior notes received the principal amount together with the redemption premium and accrued and unpaid interest to the redemption date. As a result of these redemptions, FCX recorded a gain on early extinguishment of debt of $58 million in third-quarter 2014.

In April 2014, FCX redeemed $210 million of the aggregate principal amount of FM O&G's outstanding 6.625% Senior Notes due 2021. Holders of these senior notes received the principal amount together with the redemption premium and accrued and unpaid interest to the redemption date. As a result of the redemption, FCX recorded a gain on early extinguishment of debt of $6 million in second-quarter 2014.

In accordance with the terms of the senior notes, the April 2014 and July 2014 redemptions were funded with cash contributions to FM O&G by FCX in exchange for additional equity, which is eliminated in the consolidated financial statements.

Consolidated interest expense (excluding capitalized interest) totaled $217 million in third-quarter 2015, $212 million in third-quarter 2014, $642 million for the first nine months of 2015 and $661 million for the first nine months of 2014. Capitalized interest added to property, plant, equipment and mining development costs, net, totaled $42 million in third-quarter 2015, $34 million in third-quarter 2014, $134 million for the first nine months of 2015 and

$113 million for the first nine months of 2014. Capitalized interest added to oil and gas properties not subject to amortization totaled $12 million in third-quarter 2015, $20 million in third-quarter 2014, $50 million for the first nine months of 2015 and $65 million for the first nine months of 2014.

Equity Transactions. In September 2015, FCX completed a $1.0 billion at-the-market equity program and announced an additional $1.0 billion at-the-market equity program. Through September 30, 2015, FCX sold 97.5 million shares of its common stock at an average price of $10.35 per share under these programs, which generated gross proceeds of $1.01 billion (net proceeds of $1.00 billion after commissions of $10 million and expenses). From October 1, 2015, through November 5, 2015, FCX sold 34.1 million shares of its common stock at an average price of $12.15 per share, which generated gross proceeds of $414 million (net proceeds of $410 million after commissions of $4 million and expenses). FCX used the net proceeds for general corporate purposes, including the repayment of amounts outstanding under its revolving credit facility and other borrowings, and the financing of working capital and capital expenditures. At October 30, 2015, FCX had 1.2 billion shares of common stock outstanding.

On September 30, 2015, FCX's Board of Directors (the Board) declared a dividend of $0.05 per share, which was paid on November 2, 2015, to common shareholders of record at the close of business on October 15, 2015.

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

Commodity Contracts.  From time to time, FCX has entered into derivative contracts to hedge the market risk associated with fluctuations in the prices of commodities it purchases and sells. As a result of the acquisition of the oil and gas business in 2013, FCX assumed a variety of crude oil and natural gas commodity derivatives to hedge the exposure to the volatility of crude oil and natural gas commodity prices. Derivative financial instruments used by FCX to manage its risks do not contain credit risk-related contingent provisions. As of September 30, 2015, and December 31, 2014, FCX had no price protection contracts relating to its mine production. A discussion of FCX’s derivative contracts and programs follows.

Derivatives Designated as Hedging Instruments – Fair Value Hedges
Copper Futures and Swap Contracts. Some of FCX’s U.S. copper rod customers request a fixed market price instead of the Commodity Exchange Inc. (COMEX), a division of the New York Mercantile Exchange, average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures or swap contracts. Hedging gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses during the quarters or nine months ended September 30, 2015 and 2014, resulting from hedge ineffectiveness. At September 30, 2015, FCX held copper futures and swap contracts that qualified for hedge accounting for 59 million pounds at an average contract price of $2.46 per pound, with maturities through September 2017.

A summary of gains (losses) recognized in revenues for derivative financial instruments related to commodity contracts that are designated and qualify as fair value hedge transactions, along with the unrealized gains (losses) on the related hedged item follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Copper futures and swap contracts:
Unrealized gains (losses):
Derivative financial instruments	$(2)	$(10)	$—	$(10)
Hedged item – firm sales commitments	2	10	—	10

Realized (losses) gains:
Matured derivative financial instruments	(12)	1	(23)	(3)

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

A summary of FCX’s embedded commodity derivatives at September 30, 2015, follows:

	Open Positions	Average Price Per Unit		Maturities Through
		Contract	Market
Embedded derivatives in provisional sales contracts:
Copper (millions of pounds)	536	$2.45	$2.34	March 2016
Gold (thousands of ounces)	149	1,125	1,118	December 2015
Embedded derivatives in provisional purchase contracts:
Copper (millions of pounds)	87	2.45	2.35	January 2016

Crude Oil Contracts. As a result of the acquisition of the oil and gas business, FCX has derivative contracts extending through 2015 that consist of crude oil options. These crude oil derivatives are not designated as hedging instruments and are recorded at fair value with the mark-to-market gains and losses recorded in revenues.

The crude oil options were entered into by the oil and gas business to protect the realized price of a portion of expected future sales in order to limit the effects of crude oil price decreases. At September 30, 2015, these contracts are composed of crude oil put spreads consisting of put options with a floor limit. The premiums associated with put options are deferred until the settlement period. At September 30, 2015, the deferred option premiums and accrued interest associated with the crude oil option contracts totaled $53 million, which was included as a component of the fair value of the crude oil options contracts. At September 30, 2015, the outstanding 2015 crude oil option contracts, which settle monthly and cover approximately 7.7 million barrels over the remainder of 2015, follow:

		Daily Volumes (thousand barrels)	Average Strike Price (per barrel)[a]		Weighted-Average Deferred Premium (per barrel)
2015 Period	Instrument Type		Floor	Floor Limit		Index

October - December	Put options[b]	84	$90	$70	$6.89	Brent

a.	The average strike prices do not reflect any premiums to purchase the put options.

b.
If the index price is less than the per barrel floor, FCX receives the difference between the per barrel floor and the index price up to a maximum of $20 per barrel less the option premium. If the index price is at or above the per barrel floor, FCX pays the option premium and no cash settlement is received.

Copper Forward Contracts. Atlantic Copper, FCX's wholly owned smelting and refining unit in Spain, enters into copper forward contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in cost of sales. At September 30, 2015, Atlantic Copper held net copper forward sales contracts for 4 million pounds at an average contract price of $2.31 per pound, with maturities through November 2015.

Summary of (Losses) Gains. A summary of the realized and unrealized (losses) gains recognized in (loss) income before income taxes and equity in affiliated companies’ net earnings for commodity contracts that do not qualify as hedge transactions, including embedded derivatives, follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Embedded derivatives in provisional copper and gold
sales contracts[a]	$(170)	$(99)	$(320)	$(184)
Crude oil options[a]	29	57	87	(47)
Natural gas swaps[a]	—	7	—	(9)
Copper forward contracts[b]	(8)	(4)	(15)	1

a.	Amounts recorded in revenues.

b.	Amounts recorded in cost of sales as production and delivery costs.

Unsettled Derivative Financial Instruments
A summary of the fair values of unsettled commodity derivative financial instruments follows (in millions):

	September 30, 2015	December 31, 2014
Commodity Derivative Assets:
Derivatives designated as hedging instruments:
Copper futures and swap contracts[a]	$1	$—
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional copper and gold
sales/purchase contracts	17	15
Crude oil options[b]	101	316
Total derivative assets	$119	$331

Commodity Derivative Liabilities:
Derivatives designated as hedging instruments:
Copper futures and swap contracts[a]	$8	$7
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional copper and gold
sales/purchase contracts	69	93
Total derivative liabilities	$77	$100

a.	FCX paid $16 million to brokers at September 30, 2015, and $10 million at December 31, 2014, for margin requirements (recorded in other current assets).

b.	Amounts are net of $53 million at September 30, 2015, and $210 million at December 31, 2014, for deferred premiums and accrued interest.

FCX's commodity contracts have netting arrangements with counterparties with which the right of offset exists, and it is FCX's policy to offset balances by counterparty on its balance sheet. FCX's embedded derivatives on provisional sales/purchases are netted with the corresponding outstanding receivable/payable balances. A summary of these unsettled commodity contracts that are offset in the balance sheet follows (in millions):

	Assets		Liabilities
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014

Gross amounts recognized:
Commodity contracts:
Embedded derivatives in provisional
sales/purchase contracts	$17	$15	$69	$93
Crude oil derivatives	101	316	—	—
Copper derivatives	1	—	8	7
	119	331	77	100

Less gross amounts of offset:
Commodity contracts:
Embedded derivatives in provisional
sales/purchase contracts	2	1	2	1
Crude oil derivatives	—	—	—	—
Copper derivatives	1	—	1	—
	3	1	3	1

Net amounts presented in balance sheet:
Commodity contracts:
Embedded derivatives in provisional
sales/purchase contracts	15	14	67	92
Crude oil derivatives	101	316	—	—
Copper derivatives	—	—	7	7
	$116	$330	$74	$99

Balance sheet classification:
Trade accounts receivable	$6	$5	$50	$56
Other current assets	101	316	—	—
Accounts payable and accrued liabilities	9	9	24	43
	$116	$330	$74	$99

Credit Risk.  FCX is exposed to credit loss when financial institutions with which FCX has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. FCX does not anticipate that any of the counterparties it deals with will default on their obligations. As of September 30, 2015, the maximum amount of credit exposure associated with derivative transactions was $146 million.

Other Financial Instruments.  Other financial instruments include cash and cash equivalents, accounts receivable, restricted cash, investment securities, legally restricted funds, accounts payable and accrued liabilities, dividends payable and long-term debt. The carrying value for cash and cash equivalents (which included time deposits of $44 million at September 30, 2015, and $48 million at December 31, 2014), accounts receivable, restricted cash, accounts payable and accrued liabilities, and dividends payable approximates fair value because of their short-term nature and generally negligible credit losses (refer to Note 8 for the fair values of investment securities, legally restricted funds and long-term debt).

NOTE 8. FAIR VALUE MEASUREMENT
Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs).

FCX recognizes transfers between levels at the end of the reporting period. FCX did not have any significant transfers in or out of Level 1, 2 or 3 for third-quarter 2015. A summary of the carrying amount and fair value of FCX’s financial instruments, other than cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued liabilities, and dividends payable (refer to Note 7), follows (in millions):

	At September 30, 2015
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$23	$23	$—	$23	$—
Money market funds	22	22	22	—	—
Equity securities	3	3	3	—	—
Total	48	48	25	23	—

Legally restricted funds:[a,b,c,d]
U.S. core fixed income fund	52	52	—	52	—
Government bonds and notes	41	41	—	41	—
Government mortgage-backed securities	28	28	—	28	—
Corporate bonds	26	26	—	26	—
Asset-backed securities	12	12	—	12	—
Collateralized mortgage-backed securities	8	8	—	8	—
Money market funds	4	4	4	—	—
Municipal bonds	1	1	—	1	—
Total	172	172	4	168	—

Derivatives:[a,e]
Embedded derivatives in provisional sales/purchase
contracts in a gross asset position	17	17	—	17	—
Crude oil options	101	101	—	—	101
Copper futures and swap contracts	1	1	1	—	—
Total	119	119	1	17	101

Total assets		$339	$30	$208	$101

Liabilities
Derivatives:[a,e]
Embedded derivatives in provisional sales/purchase
contracts in a gross liability position	$69	$69	$—	$69	$—
Copper futures and swap contracts	8	8	7	1	—
Total	77	77	7	70	—

Long-term debt, including current portion[f]	20,698	17,291	—	17,291	—

Total liabilities		$17,368	$7	$17,361	$—

	At December 31, 2014
	Carrying	Fair Value
	Amount	Total	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$23	$23	$—	$23	$—
Money market funds	20	20	20	—	—
Equity securities	3	3	3	—	—
Total	46	46	23	23	—

Legally restricted funds:[a,b,c,d]
U.S. core fixed income fund	52	52	—	52	—
Government bonds and notes	39	39	—	39	—
Corporate bonds	27	27	—	27	—
Government mortgage-backed securities	19	19	—	19	—
Asset-backed securities	17	17	—	17	—
Money market funds	11	11	11	—	—
Collateralized mortgage-backed securities	6	6	—	6	—
Municipal bonds	1	1	—	1	—
Total	172	172	11	161	—

Derivatives:[a,e]
Embedded derivatives in provisional sales/purchase
contracts in a gross asset position	15	15	—	15	—
Crude oil options	316	316	—	—	316
Total	331	331	—	15	316

Total assets		$549	$34	$199	$316

Liabilities
Derivatives:[a,e]
Embedded derivatives in provisional sales/purchase
contracts in a gross liability position	$93	$93	$—	$93	$—
Copper futures and swap contracts	7	7	6	1	—
Total	100	100	6	94	—

Long-term debt, including current portion[f]	18,849	18,735	—	18,735	—

Total liabilities		$18,835	$6	$18,829	$—

a.	Recorded at fair value.

b.	Current portion included in other current assets and long-term portion included in other assets.

c.
Excludes time deposits (which approximated fair value) included in other assets of $117 million at September 30, 2015, and $115 million at December 31, 2014, associated with an assurance bond to support PT-FI's commitment for smelter development in Indonesia.

d.
Excludes time deposits (which approximated fair value) included in other current assets of $30 million at September 30, 2015, associated with PT-FI's commitment for smelter development in Indonesia of $20 million and a reclamation guarantee at PT-FI of $10 million. Excludes time deposits of $17 million at December 31, 2014, associated with a customs audit assessment at PT-FI of $9 million and a reclamation guarantee at PT-FI of $8 million.

e.
Refer to Note 7 for further discussion and balance sheet classifications. Crude oil options are net of $53 million at September 30, 2015, and $210 million at December 31, 2014, for deferred premiums and accrued interest.

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

FCX's derivative financial instruments for crude oil options are valued using an option pricing model, which uses various inputs including Intercontinental Exchange Holdings, Inc. crude oil prices, volatilities, interest rates and contract terms. Valuations are adjusted for credit quality, using the counterparties' credit quality for asset balances and FCX's credit quality for liability balances (which considers the impact of netting agreements on counterparty credit risk, including whether the position with the counterparty is a net asset or net liability). For asset balances, FCX uses the credit default swap value for counterparties when available or the spread between the risk-free interest rate and the yield rate on the counterparties' publicly traded debt for similar instruments. The crude oil options are classified within Level 3 of the fair value hierarchy because the inputs used in the valuation models are not observable for the full term of the instruments. The significant unobservable inputs used in the fair value measurement of the crude oil options are implied volatilities and deferred premiums. Significant increases (decreases) in implied volatilities in isolation would result in a significantly higher (lower) fair value measurement. The implied volatilities ranged from 38 percent to 66 percent, with a weighted average of 49 percent. The weighted-average cost of deferred premiums totals $6.89 per barrel at September 30, 2015. Refer to Note 7 for further discussion of these derivative financial instruments.

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

Long-term debt, including the current portion, is valued using available market quotes and, as such, is classified within Level 2 of the fair value hierarchy.

The techniques described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with other market participants, the use of different techniques or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the techniques used at September 30, 2015.

A summary of the changes in the fair value of FCX's most significant Level 3 instruments, crude oil options, follows (in millions):

	Crude Oil
	Options
Fair value at December 31, 2014	$316
Net realized gains	50	[a]
Net unrealized gains included in earnings related to assets and liabilities still held at the end of the period	36
Net settlement receipts	(301)	[b]
Fair value at September 30, 2015	$101

a.	Includes net realized gains of $51 million, partially offset by $1 million of interest expense associated with the deferred premiums.

b.	Includes interest payments of $3 million.

Refer to Note 1 for a discussion of the fair value estimates utilized in the impairment assessments during third-quarter 2015. Fair values were determined based on inputs not observable in the market and thus represent Level 3 measurements.

NOTE 9. CONTINGENCIES AND COMMITMENTS
Litigation. During third-quarter 2015, there were no significant updates to previously reported legal proceedings included in Note 12 of FCX's annual report on Form 10-K for the year ended December 31, 2014, as updated in FCX's quarterly reports on Form 10-Q in Note 8 for the quarterly period ended March 31, 2015, and Note 9 for the quarterly period ended June 30, 2015.

Tax and Other Matters. Cerro Verde Royalty Dispute and Other Tax Matters. There were no significant changes to the Cerro Verde royalty dispute or other Peruvian tax matters during third-quarter of 2015 (refer to Note 12 of FCX’s annual report on Form 10-K for the year ended December 31, 2014, for further discussion of these matters).

Indonesia Tax Matters. The following information includes a discussion of updates to previously reported Indonesia tax matters included in Note 12 of FCX’s annual report on Form 10-K for the year ended December 31, 2014, as updated in FCX's quarterly reports on Form 10-Q in Note 8 for the quarterly period ended March 31, 2015, and Note 9 for the quarterly period ended June 30, 2015.

PT-FI received assessments from the local regional tax authority in Papua, Indonesia, for additional taxes and penalties related to water rights taxes for the period from January 2011 through September 2015. PT-FI has filed or will file objections to these assessments. The local government of Papua rejected PT-FI’s objections to the assessments related to the period from January 2011 through July 2015, and PT-FI filed appeals with the Indonesian tax court for periods through May 2015. The aggregate amount of all assessments received through October 31, 2015, including penalties, was 2.6 trillion Indonesian rupiah ($177 million based on exchange rates at September 30, 2015). Additional penalties, which could be significant, may be assessed depending on the outcome of the appeals process. No amounts have been accrued for these assessments as of September 30, 2015, because PT-FI believes its Contract of Work (COW) exempts it from these payments and that it has the right to contest these assessments in the tax court and ultimately the Indonesian Supreme Court.

Indonesia Mining Contract. The following information includes a discussion of updates to previously reported information on PT-FI's COW included in Note 13 of FCX’s annual report on Form 10-K for the year ended December 31, 2014, as updated in Note 13 of FCX's quarterly report on Form 10-Q for the quarterly period ended June 30, 2015.

PT-FI has advanced discussions with the Indonesian government regarding its COW and long-term operating rights. The Indonesian government is currently developing economic stimulus measures, which include revisions to mining regulations, to promote economic and employment growth. In consideration of PT-FI's major investments, and prior and ongoing commitments to increase benefits to Indonesia, including previously agreed higher royalties, domestic processing, divestment and local content, the Indonesian government provided a letter of assurance to PT-FI in October 2015 indicating that it will approve the extension of PT-FI's operations beyond 2021, and provide the same rights and the same level of legal and fiscal certainty provided under its current COW.

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

FCX defers recognizing profits on sales from its mines to other divisions, including Atlantic Copper (FCX's wholly owned smelter and refinery in Spain) and on 25 percent of PT-FI's sales to PT Smelting (PT-FI's 25 percent-owned smelter and refinery in Indonesia), until final sales to third parties occur. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices result in variability in FCX's net deferred profits and quarterly earnings.
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

Financial Information by Business Segments

(In millions)	Mining Operations
	North America Copper Mines				South America				Indonesia		Africa
															Atlantic	Other					Corporate,
												Molyb-			Copper	Mining			U.S.		Other
		Other			Cerro	Other						denum		Rod &	Smelting	& Elimi-		Total	Oil & Gas		& Elimi-		FCX
	Morenci	Mines	Total		Verde	Mines[a]		Total	Grasberg		Tenke	Mines		Refining	& Refining	nations		Mining	Operations		nations		Total
Three Months Ended September 30, 2015
Revenues:
Unaffiliated customers	$165	$58	$223		$238	$187		$425	$557	[b]	$299	$—		$946	$438	$267	[c]	$3,155	$525	[d]	$1		$3,681
Intersegment	332	614	946		13	—		13	52		29	83		5	1	(1,129)		—	—		—		—
Production and delivery	357	671	1,028	[e]	177	167	[e]	344	417		209	86	[e]	946	410	(842)	[e]	2,598	293		2	[e]	2,893
Depreciation, depletion and amortization	51	85	136		57	32		89	90		65	26		2	10	16		434	450		4		888
Impairment of oil and gas properties	—	—	—		—	—		—	—		—	—		—	—	—		—	3,480		172	[f]	3,652
Selling, general and administrative expenses	1	—	1		1	—		1	24		2	—		—	4	5		37	37		50		124
Mining exploration and research expenses	—	1	1		—	—		—	—		—	—		—	—	31		32	—		—		32
Environmental obligations and shutdown costs	—	3	3		—	—		—	—		—	—		—	—	33		36	—		1		37
Operating income (loss)	88	(88)	—		16	(12)		4	78		52	(29)		3	15	(105)		18	(3,735)		(228)		(3,945)

Interest expense, net	1	—	1		—	—		—	—		—	—		—	3	19		23	51		89		163
Provision for (benefit from) income taxes	—	—	—		—	2		2	21		6	—		—	—	—		29	—		(389)		(360)
Total assets at September 30, 2015	3,720	5,159	8,879		9,136	1,843		10,979	8,965		5,100	2,017		235	699	1,326		38,200	11,911		272		50,383
Capital expenditures	61	33	94		421	16		437	222		69	3		1	10	10		846	635	[g]	46		1,527

Three Months Ended September 30, 2014
Revenues:
Unaffiliated customers	$140	$79	$219		$295	$441		$736	$1,086	[b]	$379	$—		$1,219	$597	$470	[c]	$4,706	$990	[d]	$—		$5,696
Intersegment	428	843	1,271		63	48		111	167		49	173		8	4	(1,783)		—	—		—		—
Production and delivery	341	561	902		178	293		471	700		206	86		1,220	578	(1,283)		2,880	273		(1)		3,152
Depreciation, depletion and amortization	51	82	133		41	61		102	92		58	25		2	11	15		438	504		3		945
Impairment of oil and gas properties	—	—	—		—	—		—	—		—	—		—	—	—		—	308		—		308
Selling, general and administrative expenses	—	1	1		—	1		1	27		3	—		—	4	7		43	55		60		158
Mining exploration and research expenses	—	2	2		—	—		—	—		—	—		—	—	27		29	—		—		29
Environmental obligations and shutdown costs	—	(5)	(5)		—	—		—	—		—	—		—	—	23		18	—		—		18
Net gain on sales of assets	—	(14)	(14)		—	—		—	—		—	—		—	—	(32)		(46)	—		—		(46)
Operating income (loss)	176	295	471		139	134		273	434		161	62		5	8	(70)		1,344	(150)		(62)		1,132

Interest expense, net	1	—	1		1	—		1	—		—	—		—	3	19		24	51		83		158
Provision for (benefit from) income taxes	—	—	—		47	95		142	181		36	—		—	—	—		359	—		(10)		349
Total assets at September 30, 2014	3,689	5,742	9,431		7,006	3,721		10,727	8,537		5,010	2,089		282	948	1,025		38,049	25,328		498		63,875
Capital expenditures	158	30	188		416	23		439	243		40	12		1	3	11		937	908	[g]	8		1,853

a.	Third-quarter 2014 includes the results of the Candelaria and Ojos del Salado mining operations, which were sold in November 2014.

b.	Includes PT-FI’s sales to PT Smelting totaling $61 million in third-quarter 2015 and $628 million in third-quarter 2014.

c.	Includes revenues from FCX's molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North and South America copper mines.

d.	Includes net mark-to-market gains associated with crude oil and natural gas derivative contracts totaling $29 million in third-quarter 2015 and $64 million in third-quarter 2014.

e.
Includes charges totaling $133 million at North America copper mines for inventory adjustments, impairments and restructuring, $11 million at other South America mines for restructuring, $5 million at Molybdenum mines and $35 million at other mining & eliminations for inventory adjustments and restructuring, and $2 million for restructuring at corporate, other & eliminations.

f.	Primarily includes impairment charges for Morocco oil and gas properties.

g.
Excludes capital expenditures totaling $37 million in third-quarter 2015 and $7 million in third-quarter 2014 primarily related to the Morocco oil and gas properties, which are included in corporate, other & eliminations.

(In millions)	Mining Operations
	North America Copper Mines				South America				Indonesia		Africa
															Atlantic	Other					Corporate,
												Molyb-			Copper	Mining			U.S.		Other
		Other			Cerro	Other						denum		Rod &	Smelting	& Elimi-		Total	Oil & Gas		& Elimi-		FCX
	Morenci	Mines	Total		Verde	Mines[a]		Total	Grasberg		Tenke	Mines		Refining	& Refining	nations		Mining	Operations[b]		nations		Total
Nine Months Ended September 30, 2015
Revenues:
Unaffiliated customers	$451	$265	$716		$681	$639		$1,320	$1,969	[c]	$991	$—		$3,097	$1,473	$921	[d]	$10,487	$1,594	[e]	$1		$12,082
Intersegment	1,209	1,984	3,193		64	(7)	[f]	57	37		98	298		20	12	(3,715)		—	—		—		—
Production and delivery	1,117	1,816	2,933	[g]	540	464	[g]	1,004	1,311		634	253	[g]	3,097	1,397	(2,840)	[g]	7,789	857		7	[g]	8,653
Depreciation, depletion and amortization	157	251	408		134	102		236	238		195	77		7	29	51		1,241	1,465		11		2,717
Impairment of oil and gas properties	—	—	—		—	—		—	—		—	—		—	—	—		—	9,270		172	[h]	9,442
Selling, general and administrative expenses	2	2	4		2	1		3	74		8	—		—	13	16		118	140		171		429
Mining exploration and research expenses	—	6	6		—	—		—	—		—	—		—	—	95		101	—		—		101
Environmental obligations and shutdown costs	—	3	3		—	—		—	—		—	—		—	—	57		60	—		1		61
Net gain on sales of assets	—	(39)	(39)		—	—		—	—		—	—		—	—	—		(39)	—		—		(39)
Operating income (loss)	384	210	594		69	65		134	383		252	(32)		13	46	(173)		1,217	(10,138)		(361)		(9,282)

Interest expense, net	2	1	3		1	—		1	—		—	—		—	8	57		69	129		260		458
Provision for (benefit from) income taxes	—	—	—		—	32		32	145		59	—		—	—	—		236	—		(1,978)		(1,742)
Capital expenditures	224	84	308		1,296	43		1,339	660		166	10		2	18	37		2,540	2,430	[i]	85		5,055

Nine Months Ended September 30, 2014
Revenues:
Unaffiliated customers	$215	$195	$410		$996	$1,387		$2,383	$2,071	[c]	$1,071	$—		$3,599	$1,808	$1,374	[d]	$12,716	$3,487	[e]	$—		$16,203
Intersegment	1,346	2,489	3,835		150	243		393	175		102	469		24	15	(5,013)		—	—		—		—
Production and delivery	936	1,622	2,558		538	939		1,477	1,594		556	243		3,601	1,784	(3,753)		8,060	913		(2)		8,971
Depreciation, depletion and amortization	128	240	368		120	164		284	194		172	71		7	31	51		1,178	1,736		10		2,924
Impairment of oil and gas properties	—	—	—		—	—		—	—		—	—		—	—	—		—	308		—		308
Selling, general and administrative expenses	1	2	3		2	3		5	73		9	—		—	13	20		123	171		163		457
Mining exploration and research expenses	—	6	6		—	—		—	—		—	—		—	—	87		93	—		—		93
Environmental obligations and shutdown costs	—	(5)	(5)		—	—		—	—		—	—		—	—	105		100	—		—		100
Net gain on sales of assets	—	(14)	(14)		—	—		—	—		—	—		—	—	(32)		(46)	—		—		(46)
Operating income (loss)	496	833	1,329		486	524		1,010	385		436	155		15	(5)	(117)		3,208	359		(171)		3,396

Interest expense, net	2	1	3		1	—		1	—		—	—		—	10	55		69	201		213		483
Provision for (benefit from) income taxes	—	—	—		177	232		409	166		93	—		—	—	—		668	—		366		1,034
Capital expenditures	691	124	815		1,207	71		1,278	722		100	45		3	9	38		3,010	2,392	[i]	13		5,415

a.	For the first nine months of 2014 Other South America Mines include the results of the Candelaria and Ojos del Salado mining operations, which were sold in November 2014.

b.	The first nine months of 2014 include the results from Eagle Ford, which was sold in June 2014.

c.	Includes PT-FI’s sales to PT Smelting totaling $704 million for the first nine months of 2015 and $1.5 billion for the first nine months of 2014.

d.	Includes revenues from FCX's molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North and South America copper mines.

e.
Includes net mark-to-market gains (losses) associated with crude oil and natural gas derivative contracts totaling $87 million for the first nine months 2015 and $(56) million for the first nine months of 2014.

f.	Includes net reductions for provisional pricing adjustments to prior period open sales. There were no intersegment sales from El Abra for the first nine months of 2015.

g.
Includes charges totaling $144 million at North America copper mines for inventory adjustments, impairments and restructuring, $11 million at other South America mines for restructuring, $8 million at Molybdenum mines and $84 million at other mining & eliminations for inventory adjustments and restructuring, and $2 million for restructuring at corporate, other & eliminations.

h.	Primarily includes impairment charges for Morocco oil and gas properties.

i.
Excludes capital expenditures totaling $81 million for the first nine months of 2015 and $7 million for the first nine months of 2014 primarily related to the Morocco oil and gas properties, which are included in corporate, other & eliminations.

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

The following condensed consolidating financial information includes information regarding FCX, as issuer, FM O&G LLC, as guarantor, and all other non-guarantor subsidiaries of FCX. Included are the condensed consolidating balance sheets at September 30, 2015, and December 31, 2014, and the related condensed consolidating statements of comprehensive (loss) income for the three and nine months ended September 30, 2015 and 2014, and condensed consolidating statements of cash flows for the nine months ended September 30, 2015 and 2014 (in millions), which should be read in conjunction with FCX's notes to the consolidated financial statements.

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2015

	FCX		FM O&G LLC	Non-guarantor		Consolidated
	Issuer		Guarantor	Subsidiaries	Eliminations	FCX
ASSETS
Current assets	$139		$3,619	$10,291	$(5,894)	$8,155
Property, plant, equipment and mining development costs, net	27		55	27,273	—	27,355
Oil and gas properties, net - full cost method:
Subject to amortization, less accumulated amortization	—		1,020	1,980	2	3,002
Not subject to amortization	—		1,648	5,914	6	7,568
Investments in consolidated subsidiaries	23,276		—	1,495	(24,771)	—
Other assets	8,426		4,918	4,232	(13,273)	4,303
Total assets	$31,868		$11,260	$51,185	$(43,930)	$50,383

LIABILITIES AND EQUITY
Current liabilities	$4,546		$522	$5,641	$(5,882)	$4,827
Long-term debt, less current portion	15,256		5,560	10,553	(11,577)	19,792
Deferred income taxes	1,067	[a]	—	3,296	—	4,363
Environmental and asset retirement obligations, less current portion	—		322	3,386	—	3,708
Other liabilities	53		3,361	1,805	(3,492)	1,727
Total liabilities	20,922		9,765	24,681	(20,951)	34,417

Redeemable noncontrolling interest	—		—	761	—	761

Equity:
Stockholders' equity	10,946		1,495	22,018	(23,513)	10,946
Noncontrolling interests	—		—	3,725	534	4,259
Total equity	10,946		1,495	25,743	(22,979)	15,205
Total liabilities and equity	$31,868		$11,260	$51,185	$(43,930)	$50,383

a.	All U.S. related deferred income taxes are recorded at the parent company.

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2014

	FCX		FM O&G LLC	Non-guarantor		Consolidated
	Issuer		Guarantor	Subsidiaries	Eliminations	FCX
ASSETS
Current assets	$323		$2,635	$8,659	$(2,572)	$9,045
Property, plant, equipment and mining development costs, net	22		46	26,152	—	26,220
Oil and gas properties, net - full cost method:
Subject to amortization, less accumulated amortization	—		3,296	5,907	(16)	9,187
Not subject to amortization	—		2,447	7,640	—	10,087
Investments in consolidated subsidiaries	28,765		6,460	10,246	(45,471)	—
Other assets	8,914		3,947	4,061	(12,787)	4,135
Total assets	$38,024		$18,831	$62,665	$(60,846)	$58,674

LIABILITIES AND EQUITY
Current liabilities	$1,592		$560	$5,592	$(2,572)	$5,172
Long-term debt, less current portion	14,930		3,874	8,879	(9,312)	18,371
Deferred income taxes	3,161	[a]	—	3,237	—	6,398
Environmental and asset retirement obligations, less current portion	—		302	3,345	—	3,647
Other liabilities	54		3,372	1,910	(3,475)	1,861
Total liabilities	19,737		8,108	22,963	(15,359)	35,449

Redeemable noncontrolling interest	—		—	751	—	751

Equity:
Stockholders' equity	18,287		10,723	35,268	(45,991)	18,287
Noncontrolling interests	—		—	3,683	504	4,187
Total equity	18,287		10,723	38,951	(45,487)	22,474
Total liabilities and equity	$38,024		$18,831	$62,665	$(60,846)	$58,674

a.	All U.S. related deferred income taxes are recorded at the parent company.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

Three Months Ended September 30, 2015
	FCX	FM O&G LLC		Non-guarantor			Consolidated
	Issuer	Guarantor		Subsidiaries		Eliminations	FCX
Revenues	$—	$158		$3,523		$—	$3,681
Total costs and expenses	12	1,874	[a]	5,742	[a]	(2)	7,626
Operating (loss) income	(12)	(1,716)		(2,219)		2	(3,945)
Interest expense, net	(123)	(1)		(78)		39	(163)
Other income (expense), net	31	—		(35)		(36)	(40)
(Loss) income before income taxes and equity in affiliated companies' net (losses) earnings	(104)	(1,717)		(2,332)		5	(4,148)
(Provision for) benefit from income taxes	(1,283)	714		931		(2)	360
Equity in affiliated companies' net (losses) earnings	(2,443)	(2,237)		(2,445)		7,123	(2)
Net (loss) income	(3,830)	(3,240)		(3,846)		7,126	(3,790)
Net income and preferred dividends attributable to noncontrolling interests	—	—		(39)		(1)	(40)
Net (loss) income attributable to common stockholders	$(3,830)	$(3,240)		$(3,885)		$7,125	$(3,830)

Other comprehensive income (loss)	14	—		14		(14)	14
Total comprehensive (loss) income	$(3,816)	$(3,240)		$(3,871)		$7,111	$(3,816)

a.
Includes charges totaling $1.7 billion at the FM O&G LLC guarantor and $2.0 billion at the non-guarantor subsidiaries related to impairment of FCX's oil and gas properties pursuant to full cost accounting rules.

Nine Months Ended September 30, 2015
	FCX	FM O&G LLC		Non-guarantor			Consolidated
	Issuer	Guarantor		Subsidiaries		Eliminations	FCX
Revenues	$—	$508		$11,574		$—	$12,082
Total costs and expenses	47	4,409	[a]	16,923	[a]	(15)	21,364
Operating (loss) income	(47)	(3,901)		(5,349)		15	(9,282)
Interest expense, net	(359)	(7)		(202)		110	(458)
Other income (expense), net	187	—		(83)		(100)	4
(Loss) income before income taxes and equity in affiliated companies' net (losses) earnings	(219)	(3,908)		(5,634)		25	(9,736)
(Provision for) benefit from income taxes	(1,969)	1,504		2,217		(10)	1,742
Equity in affiliated companies' net (losses) earnings	(5,967)	(6,516)		(8,947)		21,429	(1)
Net (loss) income	(8,155)	(8,920)		(12,364)		21,444	(7,995)
Net income and preferred dividends attributable to noncontrolling interests	—	—		(133)		(27)	(160)
Net (loss) income attributable to common stockholders	$(8,155)	$(8,920)		$(12,497)		$21,417	$(8,155)

Other comprehensive income (loss)	35	—		35		(35)	35
Total comprehensive (loss) income	$(8,120)	$(8,920)		$(12,462)		$21,382	$(8,120)

a.
Includes charges totaling $3.7 billion at the FM O&G LLC guarantor and $5.7 billion at the non-guarantor subsidiaries related to impairment of FCX's oil and gas properties pursuant to full cost accounting rules.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three Months Ended September 30, 2014
	FCX	FM O&G LLC		Non-guarantor			Consolidated
	Issuer	Guarantor		Subsidiaries	Eliminations		FCX
Revenues	$—	$370		$5,326	$—		$5,696
Total costs and expenses	12	916	[a]	3,966	(330)	[a]	4,564
Operating (loss) income	(12)	(546)		1,360	330		1,132
Interest expense, net	(99)	(38)		(37)	16		(158)
Net gain on early extinguishment of debt	—	58		—	—		58
Other income (expense), net	15	—		24	(16)		23
(Loss) income before income taxes and equity in affiliated companies' net earnings (losses)	(96)	(526)		1,347	330		1,055
Benefit from (provision for) income taxes	46	(104)		(166)	(125)		(349)
Equity in affiliated companies' net earnings (losses)	602	381		(111)	(874)		(2)
Net income (loss)	552	(249)		1,070	(669)		704
Net income and preferred dividends attributable to noncontrolling interests	—	—		(130)	(22)		(152)
Net income (loss) attributable to common stockholders	$552	$(249)		$940	$(691)		$552

Other comprehensive income (loss)	7	—		7	(7)		7
Total comprehensive income (loss)	$559	$(249)		$947	$(698)		$559

a.	Includes charges totaling $0.6 billion at the FM O&G LLC guarantor and $(0.3) billion of eliminations related to impairment of FCX's oil and gas properties pursuant to full cost accounting rules.

Nine Months Ended September 30, 2014
	FCX	FM O&G LLC		Non-guarantor			Consolidated
	Issuer	Guarantor		Subsidiaries	Eliminations		FCX
Revenues	$—	$1,584		$14,619	$—		$16,203
Total costs and expenses	44	1,931	[a]	11,170	(338)	[a]	12,807
Operating (loss) income	(44)	(347)		3,449	338		3,396
Interest expense, net	(268)	(123)		(146)	54		(483)
Net (loss) gain on early extinguishment of debt	(1)	64		—	—		63
Other income (expense), net	52	1		49	(54)		48
(Loss) income before income taxes and equity in affiliated companies' net earnings (losses)	(261)	(405)		3,352	338		3,024
Benefit from (provision for) income taxes	51	(121)		(836)	(128)		(1,034)
Equity in affiliated companies' net earnings (losses)	1,754	637		228	(2,619)		—
Net income (loss)	1,544	111		2,744	(2,409)		1,990
Net income and preferred dividends attributable to noncontrolling interests	—	—		(421)	(25)		(446)
Net income (loss) attributable to common stockholders	$1,544	$111		$2,323	$(2,434)		$1,544

Other comprehensive income (loss)	11	—		11	(11)		11
Total comprehensive income (loss)	$1,555	$111		$2,334	$(2,445)		$1,555

a.	Includes charges totaling $0.6 billion at the FM O&G LLC guarantor and $(0.3) billion of eliminations related to impairment of FCX's oil and gas properties pursuant to full cost accounting rules.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2015

	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Cash flow from operating activities:
Net (loss) income	$(8,155)	$(8,920)	$(12,364)	$21,444	$(7,995)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	3	303	2,474	(63)	2,717
Impairment of oil and gas properties	—	3,710	5,684	48	9,442
Net gains on crude oil derivative contracts	—	(87)	—	—	(87)
Equity in losses (earnings) of consolidated subsidiaries	5,967	6,516	8,947	(21,429)	1
Other, net	(1,953)	2	139	—	(1,812)
Changes in working capital and other tax payments	4,001	(1,213)	(2,457)	11	342
Net cash (used in) provided by operating activities	(137)	311	2,423	11	2,608

Cash flow from investing activities:
Capital expenditures	(7)	(959)	(4,079)	(10)	(5,055)
Intercompany loans	(1,310)	(955)	—	2,265	—
Dividends from (investments in) consolidated subsidiaries	693	(49)	102	(748)	(2)
Other, net	(21)	(2)	118	21	116
Net cash (used in) provided by investing activities	(645)	(1,965)	(3,859)	1,528	(4,941)

Cash flow from financing activities:
Proceeds from debt	3,893	—	2,659	—	6,552
Repayments of debt	(3,550)	—	(1,143)	—	(4,693)
Intercompany loans	—	1,708	557	(2,265)	—
Net proceeds from sale of common stock	999	—	—	—	999
Cash dividends and distributions paid, and contributions received	(547)	(17)	(749)	677	(636)
Other, net	(13)	(37)	(14)	49	(15)
Net cash provided by (used in) financing activities	782	1,654	1,310	(1,539)	2,207

Net decrease in cash and cash equivalents	—	—	(126)	—	(126)
Cash and cash equivalents at beginning of period	—	1	463	—	464
Cash and cash equivalents at end of period	$—	$1	$337	$—	$338

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2014

	FCX	FM O&G LLC	Non-guarantor			Consolidated
	Issuer	Guarantor	Subsidiaries		Eliminations	FCX
Cash flow from operating activities:
Net income (loss)	$1,544	$111	$2,744		$(2,409)	$1,990
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	3	673	2,269		(21)	2,924
Impairment of oil and gas properties	—	625	—		(317)	308
Net losses on crude oil and natural gas derivative contracts	—	56	—		—	56
Net gain (loss) on early extinguishment of debt	1	(64)	—		—	(63)
Equity in (earnings) losses of consolidated subsidiaries	(1,754)	(637)	4		2,387	—
Other, net	87	(17)	(73)		—	(3)
Changes in working capital and other tax payments	(217)	(1,166)	684		—	(699)
Net cash (used in) provided by operating activities	(336)	(419)	5,628		(360)	4,513

Cash flow from investing activities:
Capital expenditures	—	(1,771)	(3,644)		—	(5,415)
Acquisition of Deepwater GOM interests	—	—	(1,421)		—	(1,421)
Intercompany loans	1,151	734	—	—	(1,885)	—
(Investments in) dividends from consolidated subsidiaries	(959)	(97)	(696)		1,752	—
Net proceeds from sale of Eagle Ford shale assets	—	2,971	—		—	2,971
Other, net	—	32	189		—	221
Net cash provided by (used in) investing activities	192	1,869	(5,572)		(133)	(3,644)

Cash flow from financing activities:
Proceeds from debt	2,806	—	540		—	3,346
Repayments of debt	(1,686)	(1,996)	(514)		—	(4,196)
Intercompany loans	—	213	(2,098)		1,885	—
Cash dividends and distributions paid, and contributions received	(979)	336	691		(1,392)	(1,344)
Other, net	3	(2)	(3)		—	(2)
Net cash provided by (used in) financing activities	144	(1,449)	(1,384)		493	(2,196)

Net increase (decrease) in cash and cash equivalents	—	1	(1,328)		—	(1,327)
Cash and cash equivalents at beginning of period	—	—	1,985		—	1,985
Cash and cash equivalents at end of period	$—	$1	$657		$—	$658

NOTE 12. NEW ACCOUNTING STANDARDS
In July 2015, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) that simplifies the subsequent measurement of inventory by requiring entities to measure inventory at the lower of cost or net realizable value, except for inventory measured using the last-in, first-out (LIFO) or the retail inventory methods. Under the new guidance, entities are only required to compare the cost of inventory to one measure - net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. For public entities, this ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an interim or annual reporting period. This ASU must be applied prospectively. FCX adopted this ASU effective July 1, 2015, and it had no impact on its results of operations.
In April and August 2015, FASB issued ASUs to simplify the presentation of debt issuance costs. These ASUs require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public entities, these ASUs are effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. FCX adopted these ASUs and retrospectively adjusted its previously issued financial statements. Upon adoption, FCX adjusted its December 31, 2014, balance sheet by decreasing other assets and long-term debt by $121 million for debt issuance costs related to corresponding debt balances. FCX elected to continue presenting debt issuance costs for its revolving credit facility as a deferred charge (asset) because of the volatility of its borrowings and repayments under the facility.
NOTE 13. SUBSEQUENT EVENTS
FCX evaluated events after September 30, 2015, and through the date the consolidated financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these consolidated financial statements.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan INC.

We have reviewed the condensed consolidated balance sheet of Freeport-McMoRan Inc. (formerly Freeport-McMoRan Copper & Gold Inc.) as of September 30, 2015, and the related consolidated statements of operations and comprehensive (loss) income for the three- and nine-month periods ended September 30, 2015 and 2014, the consolidated statements of cash flows for the nine-month periods ended September 30, 2015 and 2014, and the consolidated statement of equity for the nine-month period ended September 30, 2015. These financial statements are the responsibility of the Company’s management.

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
November 6, 2015

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

Our results for the third quarter and first nine months of 2015, compared with 2014 periods, were significantly affected by lower commodity price realizations. Third-quarter 2015, compared with third-quarter 2014, also reflects lower copper and gold sales volumes, partly offset by higher oil sales volumes. The first nine months of 2015, compared with the first nine months of 2014, reflects higher copper and gold sales volumes, partly offset by lower oil sales volumes. Results for the 2015 periods were impacted by net charges of $4.0 billion ($3.7 billion to net loss attributable to common stockholders) in third-quarter 2015 and $9.9 billion ($8.1 billion to net loss attributable to common stockholders) for the first nine months of 2015 primarily for the impairment of our oil and gas properties pursuant to full cost accounting rules and related charges to establish a deferred tax valuation allowance. Refer to “Consolidated Results” for further discussion of our consolidated financial results for the three- and nine-month periods ended September 30, 2015 and 2014.

REVISED OPERATING PLANS AND OIL AND GAS REVIEW

At September 30, 2015, we had $338 million in consolidated cash and cash equivalents and $20.7 billion in total debt. During third-quarter 2015, we took aggressive actions to enhance the outlook for the generation of cash flow from operations after capital expenditures at low commodity prices, including further reductions in capital spending, production curtailments at certain mining operations and actions to reduce operating, exploration and administrative costs. These actions include:

▪	A 29 percent reduction in estimated 2016 capital expenditures (from $5.6 billion to $4.0 billion), including:

▪	A 25 percent reduction in estimated mining capital expenditures (from $2.7 billion to $2.0 billion)

▪	A 30 percent reduction in estimated oil and gas capital expenditures (from $2.9 billion to $2.0 billion)

▪	Production curtailments at certain North and South America copper mines

▪	Reductions in mining operating costs

We continue to review our capital projects and costs to maximize cash flow in a weak market environment and to preserve our resources for improved market conditions. During October 2015, we initiated a plan to reduce operating rates at our Sierrita mine in Arizona in response to low copper and molybdenum prices. Initially the plan involves operating the Sierrita mine at 50 percent of its current operating rate. We are also evaluating the economics of a full shutdown. The impact of a 50 percent curtailment is approximately 100 million pounds of copper and 10 million pounds of molybdenum per year. Combined with the previously announced curtailments, the consolidated impact is an aggregate reduction of 250 million pounds of copper and 20 million pounds of molybdenum per year.

As previously announced on October 6, 2015, our Board of Directors (the Board) is also undertaking a strategic review of our oil and gas business (FCX Oil & Gas Inc., or FM O&G) to evaluate alternatives designed to enhance value to our shareholders and achieve self funding of our oil and gas business from its cash flows and resources. The previously announced potential initial public offering (IPO) of a minority interest in our oil and gas business remains an alternative for future consideration, the timing of which is subject to market conditions. Other alternatives currently under consideration include a spinoff of the oil and gas business to our shareholders, joint venture arrangements and further spending reductions. FM O&G’s high-quality asset base, substantial underutilized Deepwater GOM infrastructure, large inventory of low-risk development opportunities and experienced personnel and management team provide opportunities to generate value.

Our strategy will focus on our global leading position in the copper industry. Near term, this strategy will involve managing our production activities, spending on capital projects and operations, and the administration of our business to enhance cash flows and protect liquidity. While taking prudent near-term steps responsive to the currently weak market conditions, we remain confident about the longer term outlook for copper prices based on the global demand and supply fundamentals. A primary objective of our strategy will be a significant reduction over time of our current debt level. With our established reserves and large-scale current production base, our significant portfolio of undeveloped resources, and our global organization of highly qualified dedicated workers and management, we are well positioned to build value for our shareholders.

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

Sales Volumes.  Following are our projected consolidated sales volumes for the year 2015:

Copper (millions of recoverable pounds):
North America copper mines	1,945
South America mining	885
Indonesia mining	760
Africa mining	465
	4,055
Gold (thousands of recoverable ounces)	1,200
Molybdenum (millions of recoverable pounds)	90	[a]
Oil Equivalents (million BOE or MMBOE)	52.7

a.	Projected molybdenum sales include 47 million pounds produced by our Molybdenum mines and 43 million pounds produced by our North and South America copper mines.

Consolidated sales for fourth-quarter 2015 are expected to approximate 1.1 billion pounds of copper, 310 thousand ounces of gold, 21 million pounds of molybdenum and 13.3 MMBOE. Projected 2015 sales volumes are approximately 130 million pounds of copper and 90 thousand ounces of gold below the estimates reported in our quarterly report on Form 10-Q for the quarter ended June 30, 2015, reflecting revised operating plans and ongoing El Niño weather conditions in Indonesia. With the completion of the Cerro Verde expansion project and access to higher grade ore at Grasberg in 2016, we expect sales volumes to approximate 5.2 billion pounds of copper for the year 2016. Projected sales volumes are dependent on a number of factors, including operational performance and other factors. For other important factors that could cause results to differ materially from projections, refer to "Cautionary Statement."

Mining Unit Net Cash Costs. Assuming average prices of $1,150 per ounce of gold and $5.50 per pound of molybdenum for fourth-quarter 2015, and achievement of current sales volume and cost estimates, consolidated unit net cash costs (net of by-product credits) for our copper mines are expected to average $1.52 per pound of copper for the year 2015 and $1.43 for fourth-quarter 2015. Quarterly unit net cash costs vary with fluctuations in sales volumes and average realized prices (primarily gold and molybdenum prices). The impact of price changes for fourth-quarter 2015 on consolidated unit net cash costs for the year 2015 would approximate $0.006 per pound for each $50 per ounce change in the average price of gold and $0.003 per pound for each $2 per pound change in the average price of molybdenum. Refer to “Consolidated Results – Production and Delivery Costs” for further discussion of consolidated production and delivery costs for our mining operations.

Unit net cash costs are expected to decline significantly in 2016, principally reflecting higher anticipated copper and gold volumes. Using the same metals price assumptions and assuming achievement of current sales and cost estimates, consolidated unit net cash costs (net of by-product credits) for copper mines are expected to average $1.15 per pound of copper for the year 2016.

Oil and Gas Cash Production Costs per BOE. Based on current sales volume and cost estimates for the year 2015, oil and gas cash production costs are expected to approximate $19 per BOE for the year 2015. Oil and gas production costs per BOE are expected to decline in 2016 with the addition of production from new GOM wells. Refer to “Operations – Oil and Gas” for further discussion of oil and gas production costs.

Consolidated Operating Cash Flow. Our consolidated operating cash flows vary with prices realized from copper, gold, molybdenum and oil sales, sales volumes, production costs, income taxes (refer to “Consolidated Results – Income Taxes” for further discussion of projected income taxes), other working capital changes and other factors. Based on current sales volume and cost estimates, and assuming average prices of $2.40 per pound of copper, $1,150 per ounce of gold, $5.50 per pound of molybdenum and $50 per barrel of Brent crude oil for fourth-quarter 2015, consolidated operating cash flows are estimated to approximate $3.3 billion for the year 2015. The impact of price changes during fourth-quarter 2015 on operating cash flows would approximate $110 million for each $0.10 per pound change in the average price of copper, $15 million for each $50 per ounce change in the average price of gold, $20 million for each $2 per pound change in the average price of molybdenum and $30 million for each $5 per barrel change in the average Brent crude oil price.

Based on projected 2016 sales volumes of 5.2 billion pounds of copper, 1.9 million ounces of gold, 75 million pounds of molybdenum and 58.9 MMBOE and using the same metals price assumptions and the recent 2016 future price of $54 per barrel of Brent crude oil, our consolidated operating cash flows are estimated to approximate $6.8 billion for the year 2016, including $1.3 billion of working capital sources, providing cash flow for required capital investments, dividends and repayment of debt. The impact of price changes on operating cash flows for the year 2016 would approximate $350 million for each $0.10 per pound change in the average price of copper, $50 million for each $50 per ounce change in the average price of gold, $60 million for each $2 per pound change in the average price of molybdenum and $130 million for each $5 per barrel change in the average Brent crude oil price.

MARKETS

Metals. World prices for copper, gold and molybdenum can fluctuate significantly. During the period from January 2005 through October 2015, the London Metal Exchange (LME) spot copper price varied from a low of $1.26 per pound in 2008 to a record high of $4.60 per pound in 2011; the London Bullion Market Association (London) PM gold price fluctuated from a low of $411 per ounce in 2005 to a record high of $1,895 per ounce in 2011; and the Metals Week Molybdenum Dealer Oxide weekly average price ranged from a low of $4.83 per pound in 2015 to a record high of $39.25 per pound in 2005. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in our “Risk Factors” contained in Part I, Item 1A. of our annual report on Form 10-K for the year ended December 31, 2014.

This graph presents LME spot copper prices and the combined reported stocks of copper at the LME, Commodity Exchange Inc., a division of the New York Mercantile Exchange (NYMEX), and the Shanghai Futures Exchange from January 2005 through October 2015. Since mid-2014, copper prices have declined because of concerns about slowing growth rates in China, a stronger U.S. dollar and a broad-based decline in commodity prices. Copper prices remain largely driven by Chinese demand, which has been negatively impacted by soft export demand for electronics, a weak construction market and slow progress on implementing investment in electric grid infrastructure. LME spot copper prices ranged from a low of $2.22 per pound to a high of $2.61 per pound during third-quarter 2015, averaged $2.39 per pound and closed at $2.31 per pound on September 30, 2015. LME spot copper prices closed at $2.33 per pound on October 30, 2015.

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

This graph presents London PM gold prices from January 2005 through October 2015. An improving economic outlook and positive equity performance contributed to lower demand for gold in 2014 and early 2015, resulting in generally lower prices. During third-quarter 2015, London PM gold prices ranged from a low of $1,081 per ounce to a high of $1,168 per ounce, averaged $1,124 per ounce and closed at $1,114 per ounce on September 30, 2015. Gold prices closed at $1,142 per ounce on October 30, 2015.

This graph presents the Metals Week Molybdenum Dealer Oxide weekly average prices from January 2005 through October 2015. Molybdenum prices have declined since mid-2014 because of weaker demand from global steel and stainless steel producers. During third-quarter 2015, the weekly average price of molybdenum ranged from a low of $5.64 per pound to a high of $6.23 per pound, averaged $5.85 per pound and was $5.71 on September 30, 2015. The Metals Week Molybdenum Dealer Oxide weekly average price has declined further during October 2015 and was $4.83 per pound on October 30, 2015.

Oil and Gas. Market prices for crude oil and natural gas can fluctuate significantly. During the period from January 2005 through October 2015, the Brent crude oil price ranged from a low of $36.61 per barrel to a high of $146.08 per barrel in 2008 and the NYMEX natural gas price fluctuated from a low of $2.04 per million British thermal units (MMBtu) in 2012 to a high of $13.91 per MMBtu in 2005. Crude oil and natural gas prices are affected by numerous factors beyond our control as described further in our “Risk Factors” contained in Part I, Item 1A. of our annual report on Form 10-K for the year ended December 31, 2014.

This graph presents Brent crude oil prices and NYMEX natural gas contract prices from January 2005 through October 2015. Crude oil prices reached a record high in July 2008 as economic growth in emerging economies and the U.S. created high global demand for oil and lower inventories. By the end of 2008, financial turmoil in the U.S. contributed to a global economic slowdown and a decline in many commodity prices. Crude oil prices rebounded after 2008, supported by a gradually improving global economy and demand outlook. Since mid-2014, oil prices have significantly declined associated with global oversupply primarily attributable to continued strong production from U.S. shale plays, the Organization of Petroleum Exporting Countries and Russia, coupled with weak economic data in Europe and slowing Chinese demand. During third-quarter 2015, Brent crude oil prices ranged from a low of $42.69 per barrel to a high of $62.07 per barrel, averaged $51.31 per barrel and were $48.37 per barrel on September 30, 2015. The Brent crude oil price was $49.56 per barrel on October 30, 2015.

CRITICAL ACCOUNTING ESTIMATES

Following reflects updates to certain of our critical accounting estimates described further in "Critical Accounting Estimates" in Part II, Items 7. and 7A. of our annual report on Form 10-K for the year ended December 31, 2014.

Impairment of Oil and Gas Properties
We follow the full cost method of accounting for our oil and gas operations, whereby all costs associated with oil and gas property acquisition, exploration and development activities are capitalized and amortized to expense under the unit-of-production (UOP) method on a country-by-country basis using estimates of proved oil and natural gas reserves relating to each country where such activities are conducted. The costs of unproved oil and gas properties are excluded from amortization until the properties are evaluated. Our depreciation, depletion and amortization (DD&A) rate is affected by changes to estimates of proved reserves and costs subject to amortization.

Under full cost accounting rules, a "ceiling test" is conducted each quarter to review the carrying value of our oil and gas properties for impairment. The SEC requires the twelve-month average of the first-day-of-the-month historical reference oil price be used in determining the ceiling test limitation. Using West Texas Intermediate (WTI) as the reference oil price, the average price was $59.21 per barrel at September 30, 2015, compared with $71.68 at June

30, 2015, and $82.72 per barrel at March 31, 2015. As of September 30, 2015, June 30, 2015 and March 31, 2015, net capitalized costs with respect to FM O&G's proved U.S. oil and gas properties exceeded the ceiling test limitation specified by the SEC's full cost accounting rules, which resulted in the recognition of impairment charges totaling $3.5 billion in third-quarter 2015 and $9.3 billion for the first nine months of 2015.

If in future months the twelve-month historical average price remains below the September 30, 2015, twelve-month average of $59.21 per barrel, the ceiling test limitation will decrease resulting in potentially significant additional ceiling test impairments of our oil and gas properties. The WTI spot oil price was $46.59 per barrel at October 30, 2015.

If the trailing twelve-month average prices for the period ended September 30, 2015, had been $50.37 per barrel of oil and $2.66 per MMBtu for natural gas, while all other inputs and assumptions remained constant, an additional pre-tax impairment charge of $1.2 billion would have been recorded to our oil and gas properties in third-quarter 2015. These oil and natural gas prices were determined using a twelve-month simple average of the first-day-of-the-month for the ten months ended October 2015, and the October 2015 prices were held constant for the remaining two months. The additional pre-tax impairment charge is partly the result of a 16 percent decrease in proved undeveloped reserves because certain locations would not be economic at these prices. This calculation solely reflects the impact of hypothetical lower oil and natural gas prices on our ceiling test limitation and proved reserves as of September 30, 2015. The oil and natural gas price is a single variable in the estimation of our proved reserves, and other factors, as described below, could have a significant impact on future reserves and the present value of future cash flows.

FM O&G periodically (and at least annually) assesses the carrying value of its unevaluated properties to determine whether impairment has occurred. Following a review of the carrying values of unevaluated properties during third-quarter 2015, FM O&G determined that the carrying value of its unevaluated properties in the onshore California area were impaired primarily resulting from declines in oil prices. As a result, FM O&G transferred $837 million of costs to the full cost pool, which were included in the September 30, 2015, ceiling test discussed above.

In addition to declines in the trailing twelve-month average oil and natural gas prices, other factors that could result in future impairment of our oil and gas properties, include costs transferred from unevaluated properties to the full cost pool without corresponding proved oil and natural gas reserve additions, negative reserve revisions and the future incurrence of exploration, development and production costs. As FM O&G completes activities to assess its $7.6 billion in unevaluated properties, related costs currently recorded as unevaluated properties not subject to amortization will be transferred to the full cost pool. If these activities do not result in additions to discounted future net cash flows from proved oil and natural gas reserves at least equal to the related costs transferred (net of related tax effects), additional ceiling test impairments may occur.

FM O&G also has a farm-in arrangement to earn interests in exploration blocks located in the Mazagan permit area offshore Morocco. In August 2015, drilling was completed to its targeted depth below 20,000 feet to evaluate the primary objectives, which did not contain hydrocarbons. During third-quarter 2015, costs associated with the well were transferred to the Morocco full cost pool. As FM O&G does not have proved reserves or production in Morocco, an impairment charge of $0.2 billion was recorded in third-quarter 2015. If FM O&G's future exploration prospects do not establish proved reserves or production, future impairment charges of this nature may occur.

Impairment of Long-Lived Mining Assets
We assess the carrying values of our long-lived mining assets when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable. In evaluating our long-lived assets for recoverability, estimates of after-tax undiscounted future cash flows of our individual mining operations are used, with impairment losses measured by reference to fair value. As quoted market prices are unavailable for our individual mining operations, fair value is determined through the use of discounted estimated future cash flows. The estimated cash flows used to assess recoverability of our long-lived assets and measure fair value of our mining operations are derived from current business plans, which are developed using near-term price forecasts reflective of the current price environment and management's projections for long-term average metal prices. In addition to near- and long-term metal price assumptions, other key assumptions include estimates of commodity-based and other input costs; proven and probable mineral reserves estimates, including the timing and cost to develop and produce the reserves; and the use of appropriate current escalation and discount rates. We believe our estimates and models used to determine fair value are similar to what a market participant would use.

During third-quarter 2015, we evaluated our long-lived mining assets for impairment as the current price environment indicated that the related carrying amounts may not be recoverable. These evaluations resulted in asset impairment charges at our Tyrone mine totaling $59 million for the third quarter and first nine months of 2015. Events that could result in additional impairments of our long-lived assets include, but are not limited to, decreases in future current and long-term metal price assumptions, decreases in estimated recoverable proven and probable mineral reserves and any event that might otherwise have a material adverse effect on mine site production levels or costs.

CONSOLIDATED RESULTS

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2015		2014[a]		2015		2014[a]
SUMMARY FINANCIAL DATA	(in millions, except per share amounts)
Revenues[b,c,d]	$3,681		$5,696		$12,082		$16,203
Operating (loss) income[b,c,d,e,f]	$(3,945)	[g,h]	$1,132	[i]	$(9,282)	[g,h,i]	$3,396	[i]
Net (loss) income attributable to common stock[c,d,e,f,j]	$(3,830)	[g,h]	$552	[i,k,l]	$(8,155)	[g,h,i,m]	$1,544	[i,k,l]
Diluted net (loss) income per share attributable to common stock[c,d,e,f,j]	$(3.58)	[g,h]	$0.53	[i,k,l]	$(7.77)	[g,h,i,m]	$1.47	[i,k,l]
Diluted weighted-average common shares outstanding	1,071		1,046		1,050		1,045
Operating cash flows[n]	$822		$1,926		$2,608		$4,513
Capital expenditures	$1,527		$1,853		$5,055		$5,415
At September 30:
Cash and cash equivalents	$338		$658		$338		$658
Total debt, including current portion	$20,698		$19,636		$20,698		$19,636

a.	Includes the results of the Candelaria and Ojos del Salado mines that were sold in November 2014, and the first nine months of 2014 also includes Eagle Ford properties that were sold in June 2014.
b.As further detailed in Note 10, following is a summary of revenues and operating income (loss) by operating division (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues	2015	2014	2015	2014
North America copper mines	$1,169	$1,490	$3,909	$4,245
South America mining	438	847	1,377	2,776
Indonesia mining	609	1,253	2,006	2,246
Africa mining	328	428	1,089	1,173
Molybdenum mines	83	173	298	469
Rod & Refining	951	1,227	3,117	3,623
Atlantic Copper Smelting & Refining	439	601	1,485	1,823
U.S. oil & gas operations	525	990	1,594	3,487
Other mining, corporate, other & eliminations	(861)	(1,313)	(2,793)	(3,639)
Total revenues	$3,681	$5,696	$12,082	$16,203

Operating income (loss)
North America copper mines	$—	$471	$594	$1,329
South America mining	4	273	134	1,010
Indonesia mining	78	434	383	385
Africa mining	52	161	252	436
Molybdenum mines	(29)	62	(32)	155
Rod & Refining	3	5	13	15
Atlantic Copper Smelting & Refining	15	8	46	(5)
U.S. oil & gas operations	(3,735)	(150)	(10,138)	359
Other mining, corporate, other & eliminations	(333)	(132)	(534)	(288)
Total operating (loss) income	$(3,945)	$1,132	$(9,282)	$3,396

c.
Includes unfavorable adjustments to provisionally priced concentrate and cathode copper sales recognized in prior periods totaling $126 million ($62 million to net loss attributable to common stock or $0.06 per share) for third-quarter 2015, $22 million ($10 million to net income attributable to common stock or $0.01 per share) for third-quarter 2014, $107 million ($50 million to net loss attributable to common stock or $0.05 per share) for the first nine months of 2015 and $118 million ($65 million to net income attributable to common stock or $0.06 per share) for the first nine months of 2014. Refer to “Revenues” for further discussion.

d.
Includes net noncash mark-to-market (losses) gains associated with crude oil and natural gas derivative contracts totaling $(74) million ($(46) million to net loss attributable to common stock or $(0.04) per share) for third-quarter 2015, $122 million ($76 million to net income attributable to common stock or $0.07 per share) for third-quarter 2014, $(217) million ($(135) million to net loss attributable to common stock or $(0.13) per share) for the first nine months of 2015 and $130 million ($80 million to net income attributable to common stock or $0.08 per share) for the first nine months of 2014. Refer to "Revenues" for further discussion.

e.
Includes charges to reduce the carrying value of oil and gas properties pursuant to full cost accounting rules of $3.7 billion ($3.5 billion to net loss attributable to common stock or $3.25 per share) for third-quarter 2015 and $9.4 billion ($7.9 billion to net loss attributable to common stock or $7.48 per share) for the first nine months of 2015.The after-tax impacts to net loss include net tax charges of $1.1 billion for third-quarter 2015 and $1.9 billion for the first nine months of 2015 to establish a valuation allowance primarily against U.S. federal alternative minimum tax credits and foreign tax credits, partly offset by a tax benefit related to the impairment of the Morocco oil and gas properties. The third quarter and first nine months of 2014 also includes charges of $308 million ($192 million to net income attributable to common stock of $0.18 per share) to reduce the carrying value of oil and gas properties. See Note 1 and "Critical Accounting Estimates" for further discussion.

f.
Includes net (charges) credits for adjustments to environmental obligations and related litigation reserves totaling $(28) million ($(18) million to net loss attributable to common stock or $(0.02) per share) for third-quarter 2015, $1 million ($1 million to net income attributable to common stock or less than $0.01 per share) for third-quarter 2014, $(36) million ($(23) million to net loss attributable to common stock or $(0.02) per share) for the first nine months of 2015 and $(68) million ($(67) million to net income attributable to common stock or $(0.06) per share) for the first nine months of 2014.

g.
Includes charges at mining operations for (i) adjustments to copper and molybdenum inventories totaling $91 million ($58 million to net loss attributable to common stock or $0.05 per share) for third-quarter 2015 and $154 million ($99 million to net loss attributable to common stock or $0.09 per share) for the first nine months of 2015 and (ii) impairment and restructuring charges totaling $95 million ($58 million to net loss attributable to common stock or $0.05 per share) for the third quarter and first nine months of 2015. See Notes 1 and 4 for further discussion.

h.
Includes charges at oil and gas operations for tax assessments related to prior periods at the California properties, idle/terminated rig costs and inventory write-downs totaling $21 million ($13 million to net loss attributable to common stock or $0.01 per share) for third-quarter 2015 and $59 million ($36 million to net loss attributable to common stock or $0.03 per share) for the first nine months of 2015.

i.
Includes net gains on the sale of assets of $39 million ($25 million to net loss attributable to common stock or $0.02 per share) for the first nine months of 2015 associated with the sale of our one-third interest in the Luna Energy power facility in New Mexico and $46 million ($31 million to net income attributable to common stock or $0.03 per share) for the third quarter and first nine months of 2014 associated with the sale of a metals injection molding plant.

j.	We defer recognizing profits on intercompany sales until final sales to third parties occur. For a summary of net impacts from changes in these deferrals, refer to "Operations - Smelting & Refining."

k.
Includes net gains on early extinguishment of debt totaling $58 million ($17 million to net income attributable to common stock or $0.02 per year) in third-quarter 2014 and $63 million ($21 million to net income attributable to common stock or $0.02 per share) for the first nine months of 2014 related to the redemption of senior notes.

l.
The third quarter and first nine months of 2014 include a tax charge of $54 million ($47 million net of noncontrolling interests or $0.04 per share) related to changes in Chilean tax rules. The first nine months of 2014 also includes a tax charge of $62 million ($0.06 per share) associated with deferred taxes recorded in connection with the allocation of goodwill to the sale of Eagle Ford.

m.
The first nine months of 2015 includes a gain of $92 million ($0.09 per share) related to net proceeds received from insurance carriers and other third parties related to the shareholder derivative litigation settlement.

n.
Includes net working capital sources (uses) and changes in other tax payments of $507 million for third-quarter 2015, $78 million for third-quarter 2014, $342 million for the first nine months of 2015, and $(699) million for the first nine months of 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014[a]	2015	2014[a,b]
SUMMARY OPERATING DATA
Copper
Production (millions of recoverable pounds)	1,003	1,027	2,895	2,906
Sales, excluding purchases (millions of recoverable pounds)	1,001	1,077	2,925	2,916
Average realized price per pound	$2.38	$3.12	$2.54	$3.14
Site production and delivery costs per pound[c]	$1.74	$1.91	$1.84	$1.92
Unit net cash costs per pound[c]	$1.52	$1.34	$1.56	$1.52
Gold
Production (thousands of recoverable ounces)	281	449	907	846
Sales, excluding purchases (thousands of recoverable ounces)	294	525	909	871
Average realized price per ounce	$1,117	$1,220	$1,149	$1,251
Molybdenum
Production (millions of recoverable pounds)	23	24	72	73
Sales, excluding purchases (millions of recoverable pounds)	23	22	69	74
Average realized price per pound	$7.91	$14.71	$9.21	$13.01
Oil Equivalents
Sales volumes
MMBOE	13.8	12.5	39.4	44.7
Thousand BOE (MBOE) per day	150	136	144	164
Cash operating margin per BOE[d]
Realized revenues	$43.00	$69.08	$45.57	$75.04
Cash production costs	18.85	20.93	19.42	19.57
Cash operating margin	$24.15	$48.15	$26.15	$55.47

a.
The 2014 periods include the results of the Candelaria and Ojos del Salado mines that were sold in November 2014. Sales volumes from Candelaria and Ojos del Salado totaled 62 million pounds of copper and 16 thousand ounces of gold for third-quarter 2014 and 236 million pounds of copper and 59 thousand ounces of gold for the first nine months of 2014.

b.
The first nine months of 2014 include the results of the Eagle Ford properties that were sold in June 2014. Sales volumes from Eagle Ford totaled 8.7 MMBOE (32 MBOE per day) for the first nine months of 2014; excluding Eagle Ford, oil and gas cash production costs were $21.16 per BOE for the first nine months of 2014.

c.
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

Revenues
Consolidated revenues totaled $3.7 billion in third-quarter 2015 and $12.1 billion for the first nine months of 2015, compared with $5.7 billion in third-quarter 2014 and $16.2 billion for the first nine months of 2014. Revenues include the sale of copper concentrates, copper cathodes, copper rod, gold, molybdenum, silver and cobalt by our mining operations, and the sale of oil, natural gas and natural gas liquids (NGLs) by our oil and gas operations.

Following is a summary of changes in our consolidated revenues between periods (in millions):

	Three Months Ended September 30,	Nine Months Ended September 30,

Consolidated revenues - 2014 periods	$5,696	$16,203
Mining operations:
(Lower) higher sales volumes from mining operations:
Copper	(237)	28
Gold	(282)	48
Molybdenum	5	(64)
Lower average realized prices from mining operations:
Copper	(741)	(1,755)
Gold	(30)	(92)
Molybdenum	(154)	(262)
Net adjustments for prior period provisionally priced copper sales	(104)	11
Lower revenues from purchased copper	(8)	(61)
Lower Atlantic Copper revenues	(162)	(338)
Oil and gas operations:
Higher (lower) oil sales volumes	60	(540)
Lower oil average realized prices, including cash gains (losses) on derivative contacts	(304)	(869)
Net noncash mark-to-market adjustments on derivative contracts	(196)	(347)
Other, including intercompany eliminations	138	120
Consolidated revenues - 2015 periods	$3,681	$12,082

Mining Operations
Sales Volumes. Consolidated copper sales volumes decreased to 1.0 billion pounds in third-quarter 2015, compared with 1.1 billion pounds in third-quarter 2014, primarily reflecting lower volumes from South America as a result of the sale of Candelaria and Ojos del Salado in fourth-quarter 2014 and lower volumes at PT Freeport Indonesia (PT-FI) associated with lower ore grades and the impact of El Niño weather conditions in third-quarter 2015, partly offset by higher volumes from North America. For the first nine months of 2015 and 2014, consolidated copper sales volumes totaled 2.9 billion pounds of copper. Consolidated gold sales decreased to 294 thousand ounces in third-quarter 2015, compared with 525 thousand ounces in third-quarter 2014, primarily reflecting lower volumes at PT-FI associated with lower ore grades and the impacts of El Niño weather conditions. For the first nine months of 2015, consolidated gold sales totaled 909 thousand ounces, compared with 871 thousand ounces for the first nine months of 2014, primarily reflecting higher milling and recovery rates at PT-FI, partly offset by lower ore grades and the impact of El Niño weather conditions. Consolidated molybdenum sales volumes totaled 23 million pounds in third-quarter 2015 and 69 million pounds for the first nine months of 2015, compared with 22 million pounds in third-quarter 2014 and 74 million pounds for the first nine months of 2014. Refer to “Operations” for further discussion of sales volumes at our mining operations.

Metals Realized Prices. Our consolidated revenues can vary significantly as a result of fluctuations in the market prices of copper, gold, molybdenum, silver and cobalt. As presented above in the summary operating data table, metals price realizations were lower for the third quarter and first nine months of 2015, compared with the 2014 periods. Refer to "Markets" for further discussion.

Provisionally Priced Copper Sales. During the first nine months of 2015, 42 percent of our mined copper was sold in concentrate, 32 percent as cathode and 26 percent as rod from North America operations. Impacts of net adjustments for prior period provisionally priced sales primarily relate to copper sales. Substantially all of our copper concentrate and cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) based primarily on quoted LME monthly average spot copper prices. We receive market prices based on prices in the specified future period, which results in price fluctuations recorded through revenues until the date of settlement. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on our provisionally priced concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until final pricing on the date of settlement. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs. The unfavorable impacts of net adjustments to the prior periods' provisionally priced copper sales totaled $126 million for third-quarter 2015 and $107 million for the first nine months of 2015, compared with $22 million for third-quarter 2014 and $118 million for the first nine months of 2014.

At September 30, 2015, we had provisionally priced copper sales at our copper mining operations, primarily South America and Indonesia, totaling 417 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average of $2.34 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the September 30, 2015, provisional price recorded would have an approximate $13 million effect on 2015 net income attributable to common stock. The LME spot copper price was $2.33 per pound on October 30, 2015.

Purchased Copper. We purchased copper cathode for processing by our Rod & Refining segment totaling 28 million pounds in third-quarter 2015 and 92 million pounds for the first nine months of 2015, compared with 23 million pounds in third-quarter 2014 and 89 million pounds for the first nine months of 2014. Lower purchased copper revenues primarily reflect lower copper prices, partly offset by higher purchased copper volumes.

Oil and Gas Operations
Sales Volumes. Oil sales volumes of 9.3 million barrels (MMBbls) in third-quarter 2015 were higher than sales volumes of 8.6 MMBbls in third-quarter 2014, primarily reflecting higher volumes in the GOM, partly offset by lower volumes in California. Oil sales volumes of 26.3 MMBbls for the first nine months of 2015 were lower than sales volumes of 32.1 MMBbls for the first nine months of 2014, primarily reflecting the sale of the Eagle Ford properties in June 2014.

Realized Oil Prices and Derivative Contracts. Lower average realized prices for oil, excluding cash gains on derivative contracts, of $44.85 per barrel in third-quarter 2015 and $48.34 per barrel for the first nine months of 2015, compared with $95.35 per barrel in third-quarter 2014 and $98.41 per barrel for the first nine months of 2014, primarily reflected lower oil prices. Refer to “Operations” for further discussion of average realized prices and sales volumes at our oil and gas operations.

In connection with the acquisition of our oil and gas business, we have derivative contracts for 2015 consisting of crude oil options, and for 2014, we had derivative contracts that consisted of crude oil options and natural gas swaps. These crude oil and natural gas derivative contracts are not designated as hedging instruments; accordingly, they are recorded at fair value with the mark-to-market gains and losses recorded in revenues each period. Cash gains (losses) on crude oil and natural gas derivative contracts totaled $103 million for third-quarter 2015 and $304 million for the first nine months of 2015, compared with $(58) million for third-quarter 2014 and $(186) million for the first nine months of 2014. Net noncash mark-to-market (losses) gains on crude oil and natural gas derivative contracts totaled $(74) million for third-quarter 2015 and $(217) million for the first nine months of 2015, compared with $122 million for third-quarter 2014 and $130 million for the first nine months of 2014.

The following table presents the estimated (decrease) increase in the net asset on our balance sheet of a 10 percent change in Brent crude oil prices on the fair values of outstanding crude oil derivative contracts, compared with forward prices used to determine the September 30, 2015, fair values (in millions):

	10% Increase	10% Decrease
Crude oil options	$(1)	$—

Refer to Note 7 for further discussion of oil and natural gas derivative contracts.

Production and Delivery Costs
Consolidated production and delivery costs totaled $2.9 billion in third-quarter 2015 and $8.7 billion for the first nine months of 2015, compared with $3.2 billion in third-quarter 2014 and $9.0 billion for the first nine months of 2014. Production and delivery costs for the 2015 periods, compared with the 2014 periods, primarily reflect lower costs at our South America mining operations as a result of the sale of the Candelaria and Ojos del Salado mines in fourth-quarter 2014 and lower costs in Indonesia, partly offset by higher costs at our North America mines related to inventory adjustments, asset impairments and restructuring costs (see below) and higher production volumes.

Consolidated production and delivery costs included adjustments attributable to copper and molybdenum inventories totaling $91 million for third-quarter 2015 and $154 million for the first nine months of 2015 (refer to Note 4 for further discussion). Consolidated production and delivery costs also include impairment and restructuring charges totaling $95 million for the third quarter and first nine months of 2015. Refer to Note 1 and "Critical Accounting Estimates" for further discussion of mining asset impairments.

Mining Unit Site Production and Delivery Costs
Site production and delivery costs for our copper mining operations primarily include labor, energy and commodity-based inputs, such as sulphuric acid, reagents, liners, tires and explosives. Consolidated unit site production and delivery costs (before net noncash and other costs) for our copper mines totaled $1.74 per pound of copper in third-quarter 2015 and $1.84 per pound for the first nine months of 2015, compared with $1.91 per pound in third-quarter 2014 and $1.92 per pound for the first nine months of 2014. Lower consolidated average site production and delivery costs for the 2015 periods, compared with the 2014 periods, primarily reflected higher copper sales volumes in North America, partly offset by lower sales volumes in South America. Lower consolidated average site production and delivery costs for the first nine months of 2015 also benefited from higher sales volumes in Indonesia. Refer to “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements.

Assuming achievement of current volume and cost estimates for fourth-quarter 2015, consolidated unit site production and delivery costs are expected to average $1.79 per pound of copper for the year 2015.

Oil and Gas Cash Production Costs per BOE
Production costs for our oil and gas operations primarily include costs incurred to operate and maintain wells and related equipment and facilities, such as lease operating expenses, steam gas costs, electricity, production and ad valorem taxes, and gathering and transportation expenses. Cash production costs for our oil and gas operations of $18.85 per BOE in third-quarter 2015 were lower than cash production costs of $20.93 per BOE in third-quarter 2014, primarily reflecting lower production costs in California related to reductions in well workover expense and steam costs. Cash production costs of $19.42 per BOE for the first nine months of 2015, were lower than $19.57 per BOE for the first nine months of 2014, primarily reflecting lower production costs in California related to reductions in well workover expense and steam costs, partly offset by the sale of lower-cost Eagle Ford properties. Refer to “Operations” for further discussion of cash production costs at our oil and gas operations.

Assuming achievement of current volume and cost estimates for fourth-quarter 2015, cash production costs are expected to approximate $19 per BOE for the year 2015. Oil and gas production costs per BOE are expected to decline in 2016 with the addition of production from new GOM wells.

Depreciation, Depletion and Amortization
Depreciation will vary under the UOP method as a result of changes in sales volumes and the related UOP rates at our mining and oil and gas operations. Consolidated DD&A totaled $888 million in third-quarter 2015 and $2.7 billion for first nine months of 2015, compared with $945 million in third-quarter 2014 and $2.9 billion for the first nine months of 2014. DD&A in the 2015 periods, compared with the 2014 periods, reflected lower expense from our oil and gas operations associated with decreased DD&A rates as a result of impairments of oil and gas properties and the sale of the Eagle Ford properties. Lower DD&A from our oil and gas operations for the first nine months of 2015, compared with the first nine months of 2014, was partly offset by higher DD&A from our mining operations mostly associated with higher sales volumes in North America and Indonesia.

Impairment of Oil and Gas Properties
Under full cost accounting rules, a "ceiling test" is conducted each quarter to review the carrying value of our oil and gas properties for impairment. At September 30, 2015 and 2014, net capitalized costs with respect to our proved oil and gas properties exceeded the related ceiling test limitation, which resulted in the recognition of impairment charges of $3.7 billion in third-quarter 2015, $9.4 billion for the first nine months of 2015, and $308 million for the third quarter and first nine months of 2014, reflecting the lower twelve-month average of the first-day-of-the-month historical reference oil price and additional capitalized costs. Refer to Note 1 and "Critical Accounting Estimates" for further discussion, including discussion of potentially significant additional ceiling test impairments.

Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses totaled $124 million in third-quarter 2015 and $429 million for the first nine months of 2015, compared with $158 million in third-quarter 2014 and $457 million for the first nine months of 2014. Lower consolidated selling, general and administrative expenses in the 2015 periods, compared with the 2014 periods, primarily reflects lower incentive compensation. Consolidated selling, general and administrative expenses were net of capitalized general and administrative expense at our oil and gas operations, which totaled $27 million in third-quarter 2015 and $97 million for the first nine months of 2015, compared with $37 million in third-quarter 2014 and $111 million for the first nine months of 2014.

Mining Exploration and Research Expenses
Consolidated exploration and research expenses for our mining operations totaled $32 million in third-quarter 2015 and $101 million for the first nine months of 2015, compared with $29 million in third-quarter 2014 and $93 million for the first nine months of 2014. Our exploration activities are generally near our existing mines with a focus on opportunities to expand reserves and resources to support development of additional future production capacity in the large mineral districts where we currently operate. Exploration results continue to indicate opportunities for what we believe could be significant future potential reserve additions in North and South America, and in the Tenke minerals district. The drilling data in North America also indicates the potential for significantly expanded sulfide production. Drilling results and exploration modeling provide a long-term pipeline for future growth in reserves and production capacity in established minerals districts.

Exploration spending has been reduced in recent years from historical levels as a result of market conditions and is expected to approximate $105 million for the year 2015. Our revised plans also include a further reduction to our 2016 minerals exploration costs to approximately $50 million.

As further discussed in Note 1 of our annual report on Form 10-K for the year ended December 31, 2014, under the full cost method of accounting, exploration costs for our oil and gas operations are capitalized to oil and gas properties.

Environmental Obligations and Shutdown Costs
Environmental obligation costs reflect net revisions to our long-term environmental obligations, which vary from period to period because of changes to environmental laws and regulations, the settlement of environmental matters and/or circumstances affecting our operations that could result in significant changes in our estimates. Shutdown costs include care and maintenance costs and any litigation, remediation or related expenditures associated with closed facilities or operations. Net charges for environmental obligations and shutdown costs totaled $37 million in third-quarter 2015 and $61 million for the first nine months of 2015, compared with $18 million in third-quarter 2014 and $100 million for the first nine months of 2014. Refer to "Contingencies" for further discussion of environmental obligations and litigation matters associated with closed facilities or operations.

Net Gain on Sales of Assets
Net gain on sales of assets totaled $39 million for the first nine months of 2015 related to the January 2015 sale of our one-third interest in the Luna Energy power facility in New Mexico for gross proceeds of $140 million. The net gain on sales of assets of $46 million for the 2014 periods related to the sale of a metals injection molding plant.

Interest Expense, Net
Consolidated interest expense (excluding capitalized interest) totaled $217 million in third-quarter 2015 and $642 million for the first nine months of 2015, compared with $212 million in third-quarter 2014 and $661 million for the first nine months of 2014. Capitalized interest varies with the level of expenditures for our development projects and average interest rates on our borrowings, and totaled $54 million in third-quarter 2015 and $184 million for the first nine months of 2015, compared with $54 million in third-quarter 2014 and $178 million for the first nine months of 2014. Refer to "Operations" and “Capital Resources and Liquidity - Investing Activities” for further discussion of current development projects.

Insurance and Other Third-party Recoveries
In second-quarter 2015, we recognized a gain of $92 million associated with net proceeds received from insurers under FCX’s directors and officers liability insurance policies and other third parties in accordance with the settlement terms of shareholder derivative litigation.

Net Gain on Early Extinguishment of Debt
Net gain on early extinguishment of debt totaled $58 million in third-quarter 2014 and $63 million for the first nine months of 2014, primarily related to the redemption of senior notes.

Income Taxes
Following is a summary of the approximate amounts used in the calculation of our consolidated income tax benefit (provision) for the 2015 and 2014 periods (in millions, except percentages):

	Nine Months Ended						Nine Months Ended
	September 30, 2015						September 30, 2014
	Income(Loss)[a]		Effective Tax Rate		Income Tax Benefit(Provision)		Income (Loss)[a]	Effective Tax Rate	Income Tax Benefit(Provision)
U.S.	$(1,054)	[b]	41%		$435		$1,473	30%	$(437)	[c]
South America	76		42%		(32)		1,014	40%	(409)	[d]
Indonesia	327		44%		(145)		397	42%	(166)
Africa	123		48%		(59)		305	30%	(93)
Impairment of oil and gas properties	(9,442)		37%		3,497		(308)	38%	116
Valuation allowance, net	—		N/A		(1,910)	[e]	—	N/A	—
Eliminations and other	234		N/A		(40)		143	N/A	(14)
Annualized rate adjustment[f]	—		N/A		(4)		—	N/A	(31)
Consolidated FCX	$(9,736)		18%	[g]	$1,742		$3,024	34%	$(1,034)

a.	Represents income (loss) by geographic location before income taxes and equity in affiliated companies’ net earnings.

b.
Includes a gain of $92 million related to net proceeds received from insurance carriers and other third parties related to the shareholder derivative litigation settlement for which there is no related tax provision.

c.	Includes a $62 million charge for deferred taxes recorded in connection with the allocation of goodwill to the sale of Eagle Ford.

d.	Includes a $54 million charge primarily related to changes in Chilean tax rules.

e.
As a result of the impairment to U.S. oil and gas properties, we recorded tax charges of $2.0 billion to establish a valuation allowance primarily against U.S. federal alternative minimum tax credits and foreign tax credits, partly offset by a tax benefit of $56 million related to the impairment of the Morocco oil and gas properties.

f.	In accordance with applicable accounting rules, we adjust our interim provision for income taxes equal to our estimated annualized tax rate.

g.
Our consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which we operate. Accordingly, variations in the relative proportions of jurisdictional income result in fluctuations to our consolidated effective income tax rate. Assuming achievement of current sales volume and cost estimates and average prices of $2.40 per pound for copper, $1,150 per ounce for gold, $5.50 per pound for molybdenum and $50 per barrel of Brent crude oil for fourth-quarter 2015, we estimate a tax benefit of $1.8 billion for the year 2015, substantially all of which relates to the impairment of oil and gas properties, net of related valuation allowances. See "Critical Accounting Estimates" for discussion regarding the likelihood of potentially significant ceiling charges during the remainder of 2015, which would give rise to additional tax benefits.

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

Operating and Development Activities. We have significant undeveloped reserves and resources in North America and a portfolio of potential long-term development projects. In the near term, we are deferring developing new projects as a result of current market conditions. Future investments will be undertaken based on the results of economic and technical feasibility studies, and market conditions.

The Morenci mill expansion project commenced operations in May 2014 and successfully achieved full rates in second-quarter 2015. The project expanded mill capacity from 50,000 metric tons of ore per day to approximately 115,000 metric tons of ore per day, which results in incremental annual production of approximately 225 million pounds of copper and an improvement in Morenci's cost structure. Morenci's copper production is expected to average 900 million pounds per year over the next five years.

FCX's revised plans for its North America copper mines incorporate reductions in mining rates to reduce operating and capital costs, including the suspension of mining operations at the Miami mine (which produced 33 million pounds of copper for the first nine months of 2015), a 50 percent reduction in mining rates at the Tyrone mine (which produced 65 million pounds of copper for the first nine months of 2015), a 50 percent reduction in operating rates at the Sierrita mine (which produced 140 million pounds of copper and 17 million pounds of molybdenum for the first nine months of 2015) as well as adjustments to mining rates at other North America mines. The revised plans at each of the operations incorporate the impacts of lower energy, acid and other consumables, reduced labor costs and a significant reduction in capital spending plans. These plans will continue to be reviewed and additional adjustments may be made as market conditions warrant. See "Revised Operating Plans and Oil and Gas Review" for further discussion of reduced operating rates at the Sierrita mine announced in October 2015.

Operating Data. Following is a summary of consolidated operating data for the North America copper mines for the third quarters and first nine months of 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating Data, Net of Joint Venture Interest
Copper (recoverable)
Production (millions of pounds)	499	423	1,420	1,203
Sales (millions of pounds)	483	436	1,441	1,230
Average realized price per pound	$2.42	$3.17	$2.59	$3.19

Molybdenum (recoverable)
Production (millions of pounds)[a]	9	8	28	25

100% Operating Data
SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	927,900	1,003,900	911,100	1,010,600
Average copper ore grade (percent)	0.27	0.25	0.26	0.25
Copper production (millions of recoverable pounds)	300	244	808	707

Mill operations
Ore milled (metric tons per day)	311,500	278,000	309,700	264,500
Average ore grade (percent):
Copper	0.50	0.44	0.48	0.43
Molybdenum	0.03	0.03	0.03	0.03
Copper recovery rate (percent)	85.6	87.5	85.6	85.5
Copper production (millions of recoverable pounds)	240	211	728	581

a.	Refer to "Consolidated Results" for our consolidated molybdenum sales volumes, which includes sales of molybdenum produced at the North America copper mines.

Copper sales volumes from our North America copper mines increased to 483 million pounds in third-quarter 2015 and 1.4 billion pounds for the first nine months of 2015, compared with 436 million pounds in third-quarter 2014 and 1.2 billion pounds for the first nine months of 2014, primarily reflecting higher milling rates and ore grades at Morenci and Chino, and higher ore grades at Safford.

Copper sales from North America are expected to approximate 1.95 billion pounds for the year 2015, compared with 1.66 billion pounds in 2014.

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

Gross Profit per Pound of Copper and Molybdenum

The following tables summarize unit net cash costs and gross profit per pound at our North America copper mines for the third quarters and first nine months of 2015 and 2014. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended				Three Months Ended
	September 30, 2015				September 30, 2014
	By- Product Method		Co-Product Method		By- Product Method	Co-Product Method
			Copper	Molyb- denum[a]		Copper	Molyb- denum[a]
Revenues, excluding adjustments	$2.42		$2.42	$6.18	$3.17	$3.17	$13.83

Site production and delivery, before net noncash and other costs shown below	1.68		1.59	5.51	1.83	1.70	7.87
By-product credits	(0.12)		—	—	(0.26)	—	—
Treatment charges	0.12		0.11	—	0.11	0.11	—
Unit net cash costs	1.68		1.70	5.51	1.68	1.81	7.87
Depreciation, depletion and amortization	0.28		0.27	0.51	0.30	0.29	0.72
Noncash and other costs, net	0.33	[b]	0.32	0.33	0.11	0.10	0.06
Total unit costs	2.29		2.29	6.35	2.09	2.20	8.65
Revenue adjustments, primarily for pricing on prior period open sales	(0.12)		(0.12)	—	(0.02)	(0.02)	—
Gross profit (loss) per pound	$0.01		$0.01	$(0.17)	$1.06	$0.95	$5.18

Copper sales (millions of recoverable pounds)	483		483		434	434
Molybdenum sales (millions of recoverable pounds)[a]				9			8

	Nine Months Ended				Nine Months Ended
	September 30, 2015				September 30, 2014
	By- Product Method		Co-Product Method		By- Product Method	Co-Product Method
			Copper	Molyb- denum[a]		Copper	Molyb- denum[a]
Revenues, excluding adjustments	$2.59		$2.59	$7.62	$3.19	$3.19	$12.16

Site production and delivery, before net noncash and other costs shown below	1.76		1.65	6.01	1.86	1.74	6.90
By-product credits	(0.15)		—	—	(0.25)	—	—
Treatment charges	0.12		0.12	—	0.11	0.11	—
Unit net cash costs	1.73		1.77	6.01	1.72	1.85	6.90
Depreciation, depletion and amortization	0.28		0.27	0.56	0.29	0.28	0.62
Noncash and other costs, net	0.16	[b]	0.16	0.14	0.09	0.08	0.05
Total unit costs	2.17		2.20	6.71	2.10	2.21	7.57
Revenue adjustments, primarily for pricing on prior period open sales	(0.02)		(0.02)	—	(0.01)	(0.01)	—
Gross profit per pound	$0.40		$0.37	$0.91	$1.08	$0.97	$4.59

Copper sales (millions of recoverable pounds)	1,439		1,439		1,224	1,224
Molybdenum sales (millions of recoverable pounds)[a]				28			25

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes $0.27 per pound for third-quarter 2015 and $0.10 per pound for the first nine months of 2015 for inventory adjustments and impairment and restructuring charges.

Our North America copper mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) totaled $1.68 per pound of copper in third-quarter 2015, $1.73 per pound for the first nine months of 2015, compared with $1.68 per pound in third-quarter 2014 and $1.72 per pound for the first nine months of 2014. The 2015 periods include lower by-product credits, mostly offset by favorable impacts from higher copper sales volumes.

Because certain assets are depreciated on a straight-line basis, North America's average unit depreciation rate may vary with asset additions and the level of copper production and sales.

Assuming achievement of current sales volume and cost estimates, and an average price of $5.50 per pound of molybdenum for fourth-quarter 2015, average unit net cash costs (net of by-product credits) for our North America copper mines are expected to approximate $1.70 per pound of copper for the year 2015, compared with $1.73 per pound in 2014. North America's unit net cash costs for the year 2015 would change by approximately $0.004 per pound for each $2 per pound change in the average price of molybdenum in fourth-quarter 2015.

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

Operating and Development Activities.
The Cerro Verde expansion project commenced operations in September 2015 and is expected to reach full rates by early 2016. This expansion will enable Cerro Verde to contribute significant cash flows in coming years from its large-scale, long-lived and cost-efficient operation. The project expands the concentrator facilities from 120,000 metric tons of ore per day to 360,000 metric tons of ore per day and provides incremental annual production of approximately 600 million pounds of copper and 15 million pounds of molybdenum beginning in 2016.
During third-quarter 2015, we revised plans for our South America copper mines, principally to reflect adjustments to the mine plan at El Abra (which produced 251 million pounds of copper for the first nine months of 2015) to reduce mining and stacking rates by approximately 50 percent to achieve lower operating and labor costs, defer capital expenditures and extend the life of the existing operations.

Operating Data. Following is a summary of consolidated operating data for our South America mining operations for the third quarters and first nine months of 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014[a]	2015	2014[a]
Copper (recoverable)
Production (millions of pounds)	204	284	585	898
Sales (millions of pounds)	207	271	585	888
Average realized price per pound	$2.37	$3.10	$2.52	$3.12

Gold (recoverable)
Production (thousands of ounces)	—	20	—	62
Sales (thousands of ounces)	—	16	—	59
Average realized price per ounce	$—	$1,234	$—	$1,280

Molybdenum (millions of recoverable pounds)
Production[b]	1	3	5	8

SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	192,300	269,600	220,800	279,300
Average copper ore grade (percent)	0.46	0.50	0.43	0.50
Copper production (millions of recoverable pounds)	107	122	330	370

Mill operations
Ore milled (metric tons per day)	131,200	192,100	122,400	187,700
Average ore grade:
Copper (percent)	0.49	0.50	0.46	0.55
Molybdenum (percent)	0.02	0.02	0.02	0.02
Gold (grams per metric ton)	—	0.09	—	0.10
Copper recovery rate (percent)	79.2	86.9	79.0	88.6
Copper production (millions of recoverable pounds)	97	162	255	528

a.
The 2014 periods include the results of the Candelaria and Ojos del Salado mines, which were sold in November 2014 and had sales volumes totaling 62 million pounds of copper and 16 thousand ounces of gold in third-quarter 2014 and 236 million pounds of copper and 59 thousand ounces of gold for the first nine months of 2014.

b.	Refer to "Consolidated Results" for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at Cerro Verde.

Consolidated copper sales volumes from South America of 207 million pounds in third-quarter 2015 and 585 million pounds for the first nine months of 2015 were lower than sales of 271 million pounds in third-quarter 2014 and 888 million pounds for the first nine months of 2014, primarily reflecting the sale of the Candelaria and Ojos del Salado mines.

For the year 2015, consolidated sales volumes from South America mines are expected to approximate 885 million pounds of copper, compared with 1.14 billion pounds in 2014, which included copper sales volumes of 268 million pounds from the Candelaria and Ojos del Salado mines.

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

Gross Profit per Pound of Copper

The following tables summarize unit net cash costs and gross profit per pound of copper at the South America mining operations for the third quarters and first nine months of 2015 and 2014. Unit net cash costs per pound of copper are reflected under the by-product and co-product methods as the South America mining operations also had small amounts of molybdenum, gold and silver sales. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended			Three Months Ended
	September 30, 2015			September 30, 2014
	By-Product Method		Co-Product Method	By-Product Method		Co-Product Method
Revenues, excluding adjustments	$2.37		$2.37	$3.10		$3.10

Site production and delivery, before net noncash and other costs shown below	1.54		1.50	1.67		1.54
By-product credits	(0.04)		—	(0.23)		—
Treatment charges	0.18		0.18	0.16		0.16
Unit net cash costs	1.68		1.68	1.60	[a]	1.70
Depreciation, depletion and amortization	0.43		0.42	0.37		0.34
Noncash and other costs, net	0.10	[b]	0.10	0.07		0.06
Total unit costs	2.21		2.20	2.04		2.10
Revenue adjustments, primarily for pricing on prior period open sales	(0.14)		(0.14)	(0.06)		(0.06)
Gross profit per pound	$0.02		$0.03	$1.00		$0.94

Copper sales (millions of recoverable pounds)	207		207	271		271

	Nine Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2014
	By-Product Method		Co-Product Method	By-Product Method		Co-Product Method
Revenues, excluding adjustments	$2.52		$2.52	$3.12		$3.12

Site production and delivery, before net noncash and other costs shown below	1.68		1.63	1.61		1.49
By-product credits	(0.05)		—	(0.24)		—
Treatment charges	0.17		0.17	0.17		0.17
Unit net cash costs	1.80		1.80	1.54	[a]	1.66
Depreciation, depletion and amortization	0.40		0.39	0.32		0.30
Noncash and other costs, net	0.04	[b]	0.04	0.06		0.06
Total unit costs	2.24		2.23	1.92		2.02
Revenue adjustments, primarily for pricing on prior period open sales	(0.05)		(0.05)	(0.07)		(0.07)
Gross profit per pound	$0.23		$0.24	$1.13		$1.03

Copper sales (millions of recoverable pounds)	585		585	888		888

a.
Excluding the results of Candelaria and Ojos del Salado, South America mining's unit net cash costs averaged $1.54 per pound for third-quarter 2014 and $1.52 per pound for the first nine months of 2014.

b.	Includes restructuring charges totaling $11 million ($0.05 per pound for third-quarter 2015 and $0.02 per pound for the first nine months of 2015).

Our South America mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) of $1.68 per pound of copper in third-quarter 2015 and $1.80 per pound for the first nine months of 2015 were higher than unit net cash costs of $1.60 per pound in third-quarter 2014 and $1.54 per pound for the first nine months of 2014, primarily reflecting lower by-product credits as a result of the sale of Candelaria and Ojos del Salado in fourth-quarter 2014.

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

Assuming achievement of current sales volume and cost estimates, and average prices of $5.50 per pound of molybdenum for fourth-quarter 2015, we estimate that average unit net cash costs (net of by-product credits) for our South America mining operations would approximate $1.73 per pound of copper for the year 2015, compared with $1.58 per pound in 2014.

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

PT-FI produces copper concentrates that contain significant quantities of gold and silver. Substantially all of PT-FI’s copper concentrates are sold under long-term contracts, and during the first nine months of 2015, approximately one-third of PT-FI's copper concentrates was sold to PT Smelting, its 25-percent-owned smelter and refinery in Gresik. PT Smelting resumed operations in September 2015, following a temporary suspension in July 2015. PT Smelting is currently operating at 80 percent capacity pending completion of required repairs, which are expected to be completed in November 2015.

PT-FI and union officials are completing documentation on agreed terms for the biennial labor agreement for the two-year period beginning September 30, 2015.

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

PT-FI has advanced discussions with the Indonesian government regarding its COW and long-term operating rights. The Indonesian government is currently developing economic stimulus measures, which include revisions to mining regulations, to promote economic and employment growth. In consideration of PT-FI's major investments, and prior and ongoing commitments to increase benefits to Indonesia, including previously agreed higher royalties, domestic processing, divestment and local content, the Indonesian government provided a letter of assurance to PT-FI in October 2015 indicating that it will approve the extension of PT-FI's operations beyond 2021, and provide the same rights and the same level of legal and fiscal certainty provided under its current COW.

PT-FI is advancing plans for the construction of new smelter capacity in parallel with completing negotiations on its COW and long-term operating rights. PT-FI has identified potential sites and is developing plans for the construction of additional smelter capacity. We are engaged in discussions with potential partners for the project.

As previously reported and upon completion of its amended COW, we and PT-FI have agreed to a divestment to the Indonesian government and/or Indonesian nationals of up to a 30 percent interest (an additional 20.64 percent) in PT-FI at fair market value.

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

Operating and Development Activities. PT-FI's revised operating plans incorporate improved operational efficiencies, reductions in input costs, supplies and contractor costs, foreign exchange impacts and a deferral of 15 percent of capital expenditures in 2016.

We have several projects in progress in the Grasberg minerals district related to the development of our large-scale, long-lived, high-grade underground ore bodies. In aggregate, these underground ore bodies are expected to produce large-scale quantities of copper and gold following the transition from the Grasberg open pit, currently anticipated to occur in late 2017. Development of the Grasberg Block Cave and Deep Mill Level Zone (DMLZ) underground mines is advancing. Production from the DMLZ mine commenced during September 2015, and the Grasberg Block Cave mine is anticipated to commence production in 2018.

Over the period from 2016 to 2019, estimated aggregate capital spending on these projects is currently expected to average $1.0 billion per year ($0.8 billion per year net to PT-FI). Considering the long-term nature and size of these projects, actual costs could vary from these estimates. In response to recent market conditions and the uncertain global economic environment, the timing of these expenditures is being evaluated.

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

The Grasberg Block Cave underground mine accounts for more than 40 percent of our recoverable proven and probable reserves in Indonesia. Production at the Grasberg Block Cave mine is expected to commence in early 2018, at the end of mining the Grasberg open pit. Targeted production rates once the Grasberg Block Cave mining operation reaches full capacity are expected to approximate 160,000 metric tons of ore per day. In consideration of current market conditions, PT-FI is reviewing its plans to determine the optimum mine plan for the Grasberg Block Cave.

Aggregate mine development capital for the Grasberg Block Cave mine and associated Common Infrastructure is expected to approximate $5.7 billion (incurred between 2008 and 2022), with PT-FI’s share totaling approximately

$5.1 billion. Aggregate project costs totaling $2.1 billion have been incurred through September 30, 2015 ($0.3 billion during the first nine months of 2015).

DMLZ. The DMLZ ore body lies below the DOZ mine at the 2,590-meter elevation and represents the downward continuation of mineralization in the Ertsberg East Skarn system and neighboring Ertsberg porphyry. We mine the ore body using a block-cave method. Production from the DMLZ commenced during September 2015. Targeted production rates once the DMLZ mining operation reaches full capacity are expected to approximate 80,000 metric tons of ore per day. Drilling efforts continue to determine the extent of this ore body. Aggregate mine development capital costs for the DMLZ mine are expected to approximate $2.7 billion (incurred between 2009 and 2021), with PT-FI’s share totaling approximately $1.6 billion. Aggregate project costs totaling $1.4 billion have been incurred through September 30, 2015 ($0.3 billion during the first nine months of 2015).

Operating Data. Following is a summary of consolidated operating data for our Indonesia mining operations for the third quarters and first nine months of 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating Data, Net of Joint Venture Interest
Copper (recoverable)
Production (millions of pounds)	192	203	551	465
Sales (millions of pounds)	198	258	549	484
Average realized price per pound	$2.35	$3.05	$2.45	$3.09

Gold (thousands of recoverable ounces)
Production (thousands of ounces)	272	426	887	776
Sales (thousands of ounces)	285	505	891	802
Average realized price per ounce	$1,117	$1,219	$1,149	$1,248

100% Operating Data
Ore milled (metric tons per day):[a]
Grasberg open pit	117,300	78,100	118,400	64,900
DOZ underground mine[b]	40,400	57,600	44,000	52,800
DMLZ underground mine[c]	3,800	—	2,700	—
Big Gossan underground mine[d]	—	—	—	1,200
Total	161,500	135,700	165,100	118,900
Average ore grades:
Copper (percent)	0.68	0.88	0.65	0.78
Gold (grams per metric ton)	0.71	1.28	0.76	0.94
Recovery rates (percent):
Copper	89.6	91.4	90.2	89.9
Gold	81.1	84.6	83.1	81.5
Production (recoverable):
Copper (millions of pounds)	192	207	551	476
Gold (thousands of ounces)	272	426	887	777

a.	Amounts represent the approximate average daily throughput processed at PT-FI’s mill facilities from each producing mine.

b.	Ore milled from the DOZ underground mine is expected to ramp up to over 50,000 metric tons of ore per day in fourth-quarter 2015.

c.	Production from the DMLZ underground mine commenced during September 2015.

d.	Production from the Big Gossan underground mine is expected to restart in the second half of 2016 and ramp up to 7,000 metric tons of ore per day in 2018.

Indonesia's sales volumes decreased to 198 million pounds of copper and 285 thousand ounces of gold in third-quarter 2015, compared with 258 million pounds of copper and 505 thousand ounces of gold in third-quarter 2014, primarily reflecting lower ore grades and El Niño weather conditions, as well as timing of shipments in third-quarter 2014 related to the lifting of export restrictions in late July 2014. Indonesia's sales volumes increased to 549 million pounds of copper and 891 thousand ounces of gold for the first nine months of 2015, compared with 484 million pounds of copper and 802 thousand ounces of gold for the first nine months of 2014, primarily reflecting higher mill and recovery rates, partly offset by lower ore grades and the impact of El Niño weather conditions in third-quarter 2015.

As a result of mill process water limitations because of continuing El Niño weather conditions and mill maintenance activities, PT-FI has adjusted its forecast to anticipate an approximate 15 percent reduction in fourth-quarter 2015 mill rates from the previous plan. The resulting impact of these factors is a deferral of 70 million pounds of copper and 70 thousand ounces of gold from fourth-quarter 2015 to future periods. In addition, lower than forecasted mining rates in the second half of 2015 are expected to result in a deferral of high-grade ore to future periods.

PT-FI expects ore grades to improve significantly in 2016 and 2017 with access to higher grade sections of the Grasberg open pit, resulting in higher production and lower unit net cash costs.

At the Grasberg mine, the sequencing of mining areas with varying ore grades causes fluctuations in quarterly and annual production of copper and gold. Consolidated sales volumes from our Indonesia mining operations are expected to approximate 760 million pounds of copper and 1.2 million ounces of gold for the year 2015, compared with 664 million pounds of copper and 1.2 million ounces of gold for the year 2014.

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

Gross Profit per Pound of Copper and per Ounce of Gold

The following tables summarize the unit net cash costs and gross profit per pound of copper and per ounce of gold at our Indonesia mining operations for the third quarters and first nine months of 2015 and 2014. Refer to “Production Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended				Three Months Ended
	September 30, 2015				September 30, 2014
	By-Product Method		Co-Product Method		By-Product Method		Co-Product Method
			Copper	Gold			Copper	Gold
Revenues, excluding adjustments	$2.35		$2.35	$1,117	$3.05		$3.05	$1,219

Site production and delivery, before net noncash and other costs shown below	2.16		1.28	604	2.42		1.34	537
Gold and silver credits	(1.59)		—	—	(2.44)		—	—
Treatment charges	0.31		0.18	86	0.25		0.14	56
Export duties	0.17		0.10	49	0.16		0.09	36
Royalty on metals	0.13	[a]	0.07	35	0.21	[a]	0.12	45
Unit net cash costs	1.18		1.63	774	0.60		1.69	674
Depreciation and amortization	0.45		0.27	127	0.35		0.20	79
Noncash and other costs, net	0.02		0.01	5	0.11		0.06	24
Total unit costs	1.65		1.91	906	1.06		1.95	777
Revenue adjustments, primarily for pricing on prior period open sales	(0.26)		(0.26)	(38)	(0.01)		(0.01)	(1)
PT Smelting intercompany profit (loss)	0.08		0.05	23	(0.19)		(0.10)	(42)
Gross profit per pound/ounce	$0.52		$0.23	$196	$1.79		$0.99	$399

Copper sales (millions of recoverable pounds)	198		198		258		258
Gold sales (thousands of recoverable ounces)				285				505

	Nine Months Ended				Nine Months Ended
	September 30, 2015				September 30, 2014
	By-Product Method		Co-Product Method		By-Product Method		Co-Product Method
			Copper	Gold			Copper	Gold
Revenues, excluding adjustments	$2.45		$2.45	$1,149	$3.09		$3.09	$1,248

Site production and delivery, before net noncash and other costs shown below	2.39		1.34	630	2.90	[b]	1.72	694
Gold and silver credits	(1.93)		—	—	(2.16)		—	—
Treatment charges	0.31		0.17	81	0.25		0.15	60
Export duties	0.16		0.10	44	0.09		0.05	21
Royalty on metals	0.16	[a]	0.09	41	0.16	[a]	0.09	39
Unit net cash costs	1.09		1.70	796	1.24		2.01	814
Depreciation and amortization	0.43		0.24	114	0.40		0.24	96
Noncash and other costs, net	0.04		0.02	10	0.41	[b]	0.25	98
Total unit costs	1.56		1.96	920	2.05		2.50	1,008
Revenue adjustments, primarily for pricing on prior period open sales	(0.09)		(0.09)	10	(0.11)		(0.11)	22
PT Smelting intercompany profit	0.03		0.02	9	0.02		0.01	5
Gross profit per pound/ounce	$0.83		$0.42	$248	$0.95		$0.49	$267

Copper sales (millions of recoverable pounds)	549		549		484		484
Gold sales (thousands of recoverable ounces)				891				802

a.
Includes increased royalty costs of $0.06 per pound of copper for both the third quarter and first nine months of 2015, $0.08 per pound in third-quarter 2014 and $0.04 per pound for the first nine months of 2014.

b.
Fixed costs totaling $0.30 per pound of copper charged directly to cost of sales as a result of the impact of export restrictions on PT-FI's operating rates are excluded from site production and delivery and included in net noncash and other costs for the first nine months of 2014.

A significant portion of PT-FI's costs are fixed and unit costs vary depending on sales volumes. Indonesia's unit net cash costs (net of gold and silver credits) totaled $1.18 per pound of copper in third-quarter 2015, compared with $0.60 per pound in third-quarter 2014, primarily reflecting lower volumes and lower gold and silver credits. Indonesia's unit net cash costs totaled $1.09 per pound of copper for the first nine months of 2015, compared with $1.24 per pound for the first nine months of 2014, primarily reflecting lower site production and delivery costs associated with lower input costs, partly offset by lower gold and silver credits and the impact of export duties.

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

Based on current sales volume and cost estimates, and assuming an average gold price of $1,150 per ounce for fourth-quarter 2015, Indonesia's unit net cash costs (net of gold and silver credits) are expected to approximate $1.06 per pound of copper for the year 2015, approximating the 2014 average. Indonesia's projected unit net cash costs for the year 2015 would change by approximately $0.03 per pound for each $50 per ounce change in the average price of gold for fourth-quarter 2015. Because of the fixed nature of a large portion of Indonesia's costs, unit costs vary from quarter to quarter depending on copper and gold volumes. PT-FI expects ore grades to improve significantly in 2016 and 2017 with access to higher grade sections of the Grasberg open pit, resulting in lower unit net cash costs.

Africa Mining
Africa mining includes the Tenke minerals district. We hold an effective 56 percent interest in the Tenke copper and cobalt mining concessions in the southeast region of the DRC through our consolidated subsidiary Tenke Fungurume Mining S.A. (TFM), and we are the operator of Tenke.

The Tenke operation includes open-pit mining, leaching and SX/EW operations. Copper production from the Tenke minerals district is sold as copper cathode. In addition to copper, the Tenke minerals district produces cobalt hydroxide.

Operating and Development Activities. TFM completed its second phase expansion project in early 2013, which included increasing mine, mill and processing capacity. Construction of a second sulphuric acid plant is under way, with completion expected in the first half of 2016. We continue to engage in exploration activities and metallurgical testing to evaluate the potential of the highly prospective minerals district at Tenke. Future development and expansion opportunities are being deferred pending improved market conditions.

During third-quarter 2015, we revised plans at Tenke to incorporate a 50 percent reduction in capital spending for 2016 and various initiatives to reduce operating, administrative and exploration costs.

Operating Data. Following is a summary of consolidated operating data for our Africa mining operations for the third quarters and first nine months of 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Copper (recoverable)
Production (millions of pounds)	108	117	339	340
Sales (millions of pounds)	113	112	350	314
Average realized price per pound[a]	$2.32	$3.11	$2.52	$3.09

Cobalt (contained)
Production (millions of pounds)	9	8	25	22
Sales (millions of pounds)	10	8	26	23
Average realized price per pound	$8.96	$9.99	$9.04	$9.68

Ore milled (metric tons per day)	14,000	15,500	14,600	15,100
Average ore grades (percent):
Copper	4.02	4.13	4.13	4.09
Cobalt	0.43	0.33	0.41	0.33
Copper recovery rate (percent)	94.0	91.3	94.0	92.8

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

TFM's copper sales of 113 million pounds in third-quarter 2015 approximated third-quarter 2014 sales of 112 million pounds. TFM's copper sales of 350 million pounds for the first nine months of 2015 were higher than sales of 314 million pounds for the first nine months of 2014, primarily reflecting timing of shipments.

For the year 2015, we expect sales volumes from TFM to approximate 465 million pounds of copper and 35 million pounds of cobalt, compared with 425 million pounds of copper and 30 million pounds of cobalt for the year 2014.

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

Gross Profit per Pound of Copper and Cobalt

The following tables summarize the unit net cash costs and gross profit per pound of copper and cobalt at our Africa mining operations for the third quarters and first nine months of 2015 and 2014. Refer to “Production Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended			Three Months Ended
	September 30, 2015			September 30, 2014
	By-Product Method	Co-Product Method		By-Product Method	Co-Product Method
		Copper	Cobalt		Copper	Cobalt
Revenues, excluding adjustments[a]	$2.32	$2.32	$8.96	$3.11	$3.11	$9.99

Site production and delivery, before net noncash and other costs shown below	1.63	1.36	5.58	1.61	1.40	5.32
Cobalt credits[b]	(0.53)	—	—	(0.58)	—	—
Royalty on metals	0.05	0.04	0.15	0.07	0.06	0.18
Unit net cash costs	1.15	1.40	5.73	1.10	1.46	5.50
Depreciation, depletion and amortization	0.58	0.45	1.52	0.51	0.43	1.06
Noncash and other costs, net	0.03	0.03	0.08	0.05	0.04	0.10
Total unit costs	1.76	1.88	7.33	1.66	1.93	6.66
Revenue adjustments, primarily for pricing on prior period open sales	(0.08)	(0.08)	(0.25)	0.01	0.01	0.39
Gross profit per pound	$0.48	$0.36	$1.38	$1.46	$1.19	$3.72

Copper sales (millions of recoverable pounds)	113	113		112	112
Cobalt sales (millions of contained pounds)			10			8

	Nine Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2014
	By-Product Method	Co-Product Method		By-Product Method	Co-Product Method
		Copper	Cobalt		Copper	Cobalt
Revenues, excluding adjustments[a]	$2.52	$2.52	$9.04	$3.09	$3.09	$9.68

Site production and delivery, before net noncash and other costs shown below	1.58	1.37	5.56	1.51	1.33	5.24
Cobalt credits[b]	(0.47)	—	—	(0.51)	—	—
Royalty on metals	0.06	0.04	0.15	0.07	0.06	0.16
Unit net cash costs	1.17	1.41	5.71	1.07	1.39	5.40
Depreciation, depletion and amortization	0.56	0.45	1.38	0.55	0.47	1.04
Noncash and other costs, net	0.03	0.03	0.08	0.05	0.05	0.10
Total unit costs	1.76	1.89	7.17	1.67	1.91	6.54
Revenue adjustments, primarily for pricing on prior period open sales	(0.02)	(0.02)	(0.02)	—	—	0.09
Gross profit per pound	$0.74	$0.61	$1.85	$1.42	$1.18	$3.23

Copper sales (millions of recoverable pounds)	350	350		314	314
Cobalt sales (millions of contained pounds)			26			23

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

Unit net cash costs (net of cobalt credits) for our Africa operations of $1.15 per pound of copper in third-quarter 2015 were higher than unit net cash costs of $1.10 per pound in third-quarter 2014, primarily reflecting lower cobalt credits associated with lower cobalt prices. Africa's unit net cash costs of $1.17 per pound of copper for the first nine months of 2015 were higher than unit net cash costs of $1.07 per pound for the first nine months of 2014, primarily reflecting higher site production and delivery costs and lower cobalt credits.

Because certain assets are depreciated on a straight-line basis, Africa's unit depreciation rate may vary with the level of copper production and sales.

Assuming achievement of current sales volume and cost estimates, and an average cobalt market price of $13 per pound for fourth-quarter 2015, average unit net cash costs (net of cobalt credits) are expected to approximate $1.16 per pound of copper for the year 2015, compared with $1.15 per pound in 2014. Africa's projected unit net cash costs for the year 2015 would change by $0.025 per pound for each $2 per pound change in the average price of cobalt during fourth-quarter 2015.

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

Our revised plans for the Henderson molybdenum mine incorporate lower operating rates, resulting in a 35 percent reduction in Henderson's annual production volumes. We are also continuing to review our molybdenum production plans at our by-product mines and have announced plans to reduce production at our Sierrita mine (refer to "Revised Operating Plans and Oil and Gas Review" for further discussion). We are engaged in discussions with our customers to incorporate potential changes in the pricing structure for our chemicals products to ensure continuation of chemical-grade production.

Production from the Molybdenum mines totaled 13 million pounds of molybdenum in third-quarter 2015, 39 million pounds for the first nine months of 2015, 13 million pounds in third-quarter 2014 and 40 million pounds for the first nine months of 2014. Refer to "Consolidated Results" for our consolidated molybdenum operating data, which includes sales of molybdenum produced at our Molybdenum mines, and from our North and South America copper mines, and refer to "Outlook" for projected consolidated molybdenum sales volumes.

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

Average unit net cash costs for our Molybdenum mines of $6.93 per pound of molybdenum in third-quarter 2015 were lower than average unit net cash costs of $7.12 per pound in third-quarter 2014, primarily reflecting lower supply costs. Average unit net cash costs of $7.10 per pound of molybdenum for the first nine months of 2015 were higher than average unit net cash costs of $6.76 per pound for the first nine months of 2014, primarily reflecting increased contract services costs. Assuming achievement of current sales volume and cost estimates, we estimate unit net cash costs for the Molybdenum mines to average $7.50 per pound of molybdenum for the year 2015, compared with $7.08 per pound in 2014. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

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

Atlantic Copper smelts and refines copper concentrates and markets refined copper and precious metals in slimes. During the first nine months of 2015, Atlantic Copper purchased 24 percent of its concentrate requirements from our North America mining operations, 4 percent from our South America mining operations, and 4 percent from our Indonesia mining operations, with the remainder purchased from third parties.

PT-FI's contract with PT Smelting provides for PT-FI to supply 100 percent of the copper concentrate requirements (subject to a minimum or maximum rate) necessary for PT Smelting to produce 205,000 metric tons of copper annually on a priority basis. PT-FI also sells copper concentrate to PT Smelting at market rates for quantities in excess of 205,000 metric tons of copper annually. During the first nine months of 2015, PT-FI sold approximately one-third of its copper concentrate production to PT Smelting. PT Smelting resumed operations in September 2015, following a temporary suspension in July 2015. PT Smelting is currently operating at 80 percent capacity pending completion of required repairs, which are expected to be completed in November 2015.

We defer recognizing profits on sales from our mining operations to Atlantic Copper and on 25 percent of Indonesia mining's sales to PT Smelting until final sales to third parties occur. Changes in these deferrals attributable to variability in intercompany volumes resulted in net additions (reductions) to net income attributable to common stockholders of less than $1 million in third-quarter 2015 and $37 million for the first nine months of 2015, compared with $(20) million in third-quarter 2014 and $36 million for the first nine months of 2014. Our net deferred profits on inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income attributable to common stockholders totaled $22 million at September 30, 2015. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices will result in variability in our net deferred profits and quarterly earnings.

Oil and Gas
Through our wholly owned oil and gas subsidiary, FM O&G, our portfolio of oil and gas assets includes significant oil production facilities and growth potential in the Deepwater GOM, established oil production facilities onshore and offshore California, large onshore natural gas resources in the Haynesville shale play in Louisiana, natural gas production from the Madden area in Central Wyoming, and a position in the Inboard Lower Tertiary/Cretaceous natural gas trend onshore in South Louisiana. For the first nine months of 2015, 87 percent of our oil and gas revenues, excluding the impact of derivative contracts, were from oil and NGLs.

During third-quarter 2015, we also announced the deferral of investments in several long-term projects in our oil and gas business, which will result in a reduction of $0.9 billion in projected capital expenditures for each of the years 2016 and 2017. Additionally, FM O&G revised its estimate of the start-up of initial tieback production in the Horn Mountain area to 2016, which will allow FM O&G to continue to grow production and enhance cash flow in a weak oil and gas price environment. The revised plans, together with initiatives to obtain third-party financing, the potential IPO or other alternatives, will be pursued as required to fund oil and gas capital spending for 2016 and subsequent years. Refer to "Revised Operating Plans and Oil and Gas Review" for further discussion.

Impairment of Oil and Gas Properties. Under the full cost accounting rules, a "ceiling test" is conducted each quarter to review the carrying value of the oil and gas properties for impairment. At September 30, 2015, net capitalized costs with respect to FM O&G's proved U.S. oil and gas properties exceeded the ceiling test limitation specified by the SEC's full cost accounting rules, which resulted in the recognition of impairment charges totaling $3.5 billion in third-quarter 2015 and $9.3 billion for the first nine months of 2015.

FM O&G has a farm-in arrangement to earn interests in exploration blocks located in the Mazagan permit area offshore Morocco. The exploration area covers 2.2 million gross acres in water depths of 4,500 to 9,900 feet. In August 2015, drilling of the MZ-1 well associated with the Ouanoukrim prospect was completed to its targeted depth below 20,000 feet to evaluate the primary objectives, which did not contain hydrocarbons. During third-quarter 2015, costs associated with the well were transferred to the Morocco full cost pool. As FM O&G does not have proved reserves or production in Morocco, an impairment charge of $0.2 billion was recorded in third-quarter 2015.

Refer to "Critical Accounting Estimates" for further discussion.

U.S. Oil and Gas Operations. Following is summary operating results for the U.S. oil and gas operations for the third quarters and first nine months of 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014[a]
Sales Volumes
Oil (MMBbls)	9.3	8.6	26.3	32.1
Natural gas (Bcf)	22.8	20.2	68.1	59.9
NGLs (MMBbls)	0.7	0.6	1.8	2.7
MMBOE	13.8	12.5	39.4	44.7

Average Realized Prices[b]
Oil (per barrel)	$55.88	$88.58	$59.92	$93.00
Natural gas (per MMBtu)	$2.72	$4.02	$2.74	$4.37
NGLs (per barrel)	$16.68	$39.69	$19.78	$41.77

Gross (Loss) Profit per BOE
Realized revenues[b]	$43.00	$69.08	$45.57	$75.04
Less: cash production costs[b]	18.85	20.93	19.42	19.57
Cash operating margin[b]	24.15	48.15	26.15	55.47
Less: depreciation, depletion and amortization	32.71	40.12	37.18	38.81
Less: impairment of oil and gas properties	252.58	24.59	235.22	6.90
Less: accretion and other costs	2.38	0.85	2.32	0.86
Plus: net noncash mark-to-market (losses) gains on derivative contracts	(5.34)	9.73	(5.51)	2.90
Plus: other net adjustments	0.49	0.09	0.39	0.05
Gross (loss) profit	$(268.37)	$(7.59)	$(253.69)	$11.85

a.
Include results from the Eagle Ford field through June 19, 2014. Eagle Ford had sales volumes totaling 8.7 MMBOE for the first nine months of 2014; excluding Eagle Ford, oil and gas cash production costs were $21.16 per BOE for the first nine months of 2014.

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

FM O&G's average realized price for crude oil was $55.88 per barrel, including $11.03 per barrel of cash gains on derivative contracts, in third-quarter 2015 and $59.92 per barrel, including $11.58 per barrel of cash gains on derivative contracts, for the first nine months of 2015. Excluding the impact of derivative contracts, the third-quarter 2015 average realized price for crude oil was $44.85 per barrel (87 percent of the average Brent crude oil price of $51.31 per barrel) and $48.34 per barrel (85 percent of the average Brent crude oil price of $56.64 per barrel) for the first nine months of 2015.

FM O&G has derivative contracts that provide price protection averaging between approximately $70 and $90 per barrel of Brent crude oil for approximately 85 percent of estimated 2015 oil production. Assuming an average price of $50 per barrel for Brent crude oil, we would receive a benefit of $20 per barrel on remaining fourth-quarter 2015 derivative contract volumes of 7.7 MMBbls, before taking into account weighted-average premiums of $6.89 per barrel. See Note 7 for further discussion.

FM O&G's average realized price for natural gas was $2.72 per MMBtu in third-quarter 2015, compared to the NYMEX natural gas price average of $2.77 per MMBtu for the July through September 2015 contracts; and $2.74 per MMBtu for the first nine months of 2015, compared to the NYMEX natural gas price average of $2.80 per MMBtu for the January through September 2015 contracts.

Realized revenues for oil and gas operations of $43.00 per BOE in third-quarter 2015 and $45.57 per BOE for the first nine months of 2015 were lower than realized revenues of $69.08 per BOE in third-quarter 2014 and $75.04 per BOE for the first nine months of 2014, primarily reflecting lower oil prices, partly offset by the impact of higher cash gains on derivative contracts (cash gains were $103 million or $7.44 per BOE in third-quarter 2015 and $304 million or $7.72 per BOE for the first nine months of 2015, compared with losses of $58 million or $4.62 per BOE in third-quarter 2014 and $186 million or $4.16 per BOE for the first nine months of 2014).

Cash production costs for oil and gas operations of $18.85 per BOE in third-quarter 2015 were lower than cash production costs of $20.93 per BOE in third-quarter 2014, primarily reflecting lower production costs in California related to reductions in well workover expense and steam costs. Cash production costs for oil and gas operations of $19.42 per BOE for the first nine months of 2015 were lower than cash production costs of $19.57 per BOE for the first nine months of 2014, primarily reflecting lower production costs in California related to reductions in well workover expense and steam costs, partly offset by the sale of lower-cost Eagle Ford properties in June 2014.

Following is a summary of average sales volumes per day by region for oil and gas operations for the third quarters and first nine months of 2015 and 2014:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014		2015	2014
Sales Volumes (MBOE per day):
GOM[a]	91	75		82	74
California	35	39		37	39
Haynesville/Madden/Other	24	22	[b]	25	19	[b]
Eagle Ford[c]	—	—		—	32
Total oil and gas operations	150	136		144	164

a.	Includes sales from properties on the GOM Shelf and in the Deepwater GOM; the 2015 periods also include sales from properties in the Inboard Lower Tertiary/Cretaceous natural gas trend.

b.	Results include volume adjustments related to Eagle Ford's pre-close sales.

c.	FM O&G completed the sale of Eagle Ford in June 2014.

Daily sales volumes averaged 150 MBOE in third-quarter 2015, including 101 MBbls of crude oil, 248 million cubic feet (MMcf) of natural gas and 8 MBbls of NGLs, and 144 MBOE for the first nine months of 2015, including 96 MBbls of crude oil, 250 MMcf of natural gas and 6 MBbls of NGLs. Oil and gas sales volumes are expected to average 144 MBOE per day for the year 2015, comprised of 67 percent oil, 28 percent natural gas and 5 percent NGLs.

Based on current sales volume and cost estimates, cash production costs are expected to approximate $19 per BOE for the year 2015. Oil and gas production costs per BOE are expected to decline in 2016 with the addition of production from new GOM wells.

Exploration, Operating and Development Activities. Our oil and gas business has significant proved, probable and possible reserves, a broad range of development opportunities and high-potential exploration prospects. The business is managed to reinvest its cash flows in projects with attractive rates of return and risk profiles. Following the sharp decline in oil prices in late 2014, we have taken steps to significantly reduce capital spending plans and are evaluating opportunities for funding capital expenditures for our oil and gas business, including the potential IPO for a minority interest in Freeport-McMoRan Oil & Gas Inc. and other funding alternatives.

During third-quarter 2015, FM O&G continued its successful strategy to focus on its high-return, low-risk tieback projects using its existing Deepwater GOM infrastructure (total processing capacity of approximately 250 MBbls of oil per day) and large Deepwater GOM project inventory (over 150 undeveloped locations). FM O&G achieved several important accomplishments, principally in its Deepwater GOM focus areas, that are expected to contribute to future growth. Positive drilling results were achieved at two wells in the King area and at the Horn Mountain Deep well. Since commencing development activities in 2014 at its three 100-percent-owned production platforms in the Deepwater GOM, FM O&G has drilled 13 wells in producing fields with positive results. Three of these wells have been brought on production, and FM O&G plans to complete and place the remaining wells on production in late 2015, 2016 and 2017. We will continue to assess opportunities to partner with strategic investors potentially interested in investing capital with us in the development of our oil and gas properties. FM O&G has a broad set of assets with valuable infrastructure and associated resources with attractive long-term production and development potential.

U.S. Oil and Gas Capital Expenditures. Capital expenditures for our U.S. oil and gas operations totaled $0.6 billion for third-quarter 2015, primarily associated with Deepwater GOM and $2.4 billion (including $1.8 billion incurred for Deepwater GOM and $0.2 billion for the Inboard Lower Tertiary/Cretaceous natural gas trend) for the first nine months of 2015.

Capital expenditures for oil and gas operations are estimated to total $2.8 billion for the year 2015, with approximately 80 percent of the 2015 capital budget expected to be directed to the highest potential return focus areas in the GOM.

Deepwater GOM. The drilling and evaluation of multiple development and exploration opportunities in the Deepwater GOM is in progress. These prospects benefit from tieback opportunities to significant available production capacity at the FM O&G operated large-scale Holstein, Marlin and Horn Mountain deepwater production platforms. In addition, FM O&G has interests in the Lucius and Heidelberg oil fields and in the Atwater Valley focus area, as well as interests in the Ram Powell and Hoover deepwater production platforms.

During third-quarter 2015, field development continued at Heidelberg in the Green Canyon focus area. Installation of topside equipment and development well completion activities are currently underway. First production is anticipated in mid-2016. FM O&G has a 12.5 percent working interest in Heidelberg, which is a large, high-quality oil development project located in 5,300 feet of water.

At Holstein Deep, completion activities for the initial three-well subsea tieback development program are progressing on schedule, with first production expected by mid-2016. In aggregate, the three wells are estimated to commence production at approximately 24 MBOE per day. Successful results from the initial three-well drilling program established opportunities for additional wells, and a fourth well is being planned as part of the second phase of the Holstein Deep program. The Holstein Deep development is located in Green Canyon Block 643, west of the 100-percent-owned Holstein platform in 3,890 feet of water, with production facilities capable of processing 113 MBbls of oil per day.

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

The initial FM O&G-drilled Dorado well was placed in production in March 2015 after a successful production test with gross volumes in excess of 8 MBOE per day and continues to produce at strong rates. Drilling operations for the second and third wells, which are targeting similar undrained fault blocks and updip resource potential south of the Marlin facility, are expected to begin in late 2015/early 2016. The Dorado development is located on Viosca Knoll Block 915 in 3,860 feet of water.

During third-quarter 2015, FM O&G drilled its second successful well, D-13, at the King field, which is located in Mississippi Canyon south of the Marlin facility in 5,200 feet of water. During October 2015, the third King well, D-9, was drilled to a total depth of 13,110 feet. Logging tools indicated that the well encountered a total true vertical depth pay count of approximately 288 net feet of Miocene oil pay with excellent reservoir characteristics, including 148 net feet in the primary objective and 140 feet in the secondary objective. FM O&G plans to develop the primary objective in the D-9 well and a fourth well, D-11, is being planned to develop a take point in the secondary objective.

FM O&G’s 100-percent-owned Horn Mountain field is also located in the Mississippi Canyon focus area and has production facilities capable of processing 75 MBbls of oil per day. To enhance recovery of remaining oil in place, future development plans will target subsea tieback from multiple stacked sands in the area. As previously reported, the Horn Mountain Deep well was drilled to a total depth of 16,925 feet in September 2015 and successfully logged 142 net feet of Middle Miocene oil pay with excellent reservoir characteristics. In addition, these results indicate the presence of sand sections deeper than known pay sections in the field. Initial production from this discovery, which will be tied back to existing facilities, is expected in the first half of 2017.
The positive results at Horn Mountain Deep and FM O&G's geophysical data support the existence of prolific Middle Miocene reservoir potential for several additional opportunities in the area, including the 100-percent-owned Sugar, Rose, Fiesta, Platinum and Peach prospects. FM O&G controls rights to over 55,000 acres associated with these prospects.

The success at Horn Mountain Deep follows the positive drilling results previously announced from the three wells drilled in the Horn Mountain area, including the Quebec/Victory, Kilo/Oscar and Horn Mountain Updip tieback prospects.

FM O&G has an 18.67 percent working interest in the Vito oil discovery and a significant lease position in the Atwater Valley focus area. Vito is a large, deep subsalt Miocene oil discovery made in 2009, located in approximately 4,000 feet of water. Exploration and delineation drilling in recent years confirmed a significant resource in high-quality, subsalt Miocene sands. The operator is evaluating development options.

Success at the Power Nap exploration well and appraisal sidetracks, which are located in close proximity to Vito, produced positive results in the first half of 2015, and the operator is assessing development options. FM O&G owns a 50 percent working interest in the Power Nap prospect.

In September 2015, the operator completed its assessment of the Deep Sleep exploration well. No proved reserves were identified, and the well was plugged and abandoned.

Inboard Lower Tertiary/Cretaceous. FM O&G has a position in the Inboard Lower Tertiary/Cretaceous natural gas trend, located onshore in South Louisiana.

In September 2015, workover operations were completed on the Highlander well, and production was re-established. Recent gross rates from the well, which are restricted because of limited production facilities, approximated 25 MMcf per day (approximately 12 MMcf per day net to FM O&G). Production testing in February 2015 indicated a flow rate of 75 MMcf per day (approximately 37 MMcf per day net to FM O&G).

FM O&G expects to complete the installation of additional processing facilities to accommodate higher flow rates from the Highlander well by year-end 2015. A second well location has been identified, and future plans are being considered. FM O&G is the operator and has a 72 percent working interest and an approximate 49 percent net revenue interest in Highlander. FM O&G has identified multiple additional locations on the Highlander structure, which is located onshore in South Louisiana where FM O&G controls rights to more than 50,000 gross acres.

California. Sales volumes from California averaged 35 MBOE per day for third-quarter 2015, compared with 39 MBOE per day for third-quarter 2014. FM O&G’s position in California is located onshore in the San Joaquin Valley and Los Angeles Basin, and offshore in the Point Arguello and Point Pedernales fields. Since second-quarter 2015, production from Point Arguello platforms has been shut in following the shutdown of a third-party operated pipeline system that transports oil to various California refineries.

Haynesville. FM O&G has rights to a substantial natural gas resource, located in the Haynesville shale play in North Louisiana. Drilling activities remain constrained in response to low natural gas prices in order to maximize near-term cash flows and to preserve the resource for potentially higher future natural gas prices.

CAPITAL RESOURCES AND LIQUIDITY

Our operating cash flows vary with prices realized from copper, gold, molybdenum and oil sales, our sales volumes, production costs, income taxes, other working capital changes and other factors. In third-quarter 2015, we announced revised capital and operating plans in response to market conditions. The revised plans include significant reductions in planned capital expenditures, production curtailments and cost reductions. We also announced, on October 22, 2015, additional actions to further curtail copper and molybdenum production. Refer to "Revised Operating Plans and Oil and Gas Review" for further discussion.

Cash
Following is a summary of the U.S. and international components of consolidated cash and cash equivalents, including cash available to the parent company, net of noncontrolling interests' share, taxes and other costs (in millions):

	September 30, 2015	December 31, 2014
Cash at domestic companies	$11	$78
Cash at international operations	327	386
Total consolidated cash and cash equivalents	338	464
Less: noncontrolling interests’ share	(82)	(91)
Cash, net of noncontrolling interests’ share	256	373
Less: withholding taxes and other	(13)	(16)
Net cash available	$243	$357

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

Debt
We remain focused on maintaining a strong balance sheet and on continuing to manage costs, capital spending plans and other actions as required to maintain financial strength. We have a broad set of natural resource assets that provide many alternatives for future actions to enhance financial flexibility. Following is a summary of our total debt and the related weighted-average interest rates (in billions, except percentages):

	September 30, 2015			December 31, 2014
			Weighted-		Weighted-
			Average		Average
			Interest Rate		Interest Rate
FCX Senior Notes	$11.9		3.8%	$11.9	3.8%
FCX Term Loan	3.0		1.9%	3.0	1.7%
FM O&G Senior Notes	2.5		6.6%	2.6	6.6%
Cerro Verde Term Loan	1.5	[a]	2.6%	0.4	2.1%
FCX Revolving Credit Facility	0.5	[b]	1.9%	—	N/A
Other FCX debt	1.3	[c]	3.2%	0.9	3.9%
Total debt	$20.7		3.7%	$18.8	3.8%

a.
At September 30, 2015, Cerro Verde had no letters of credit issued and availability of $0.3 billion under its $1.8 billion credit facility to fund a portion of its expansion project and for its general corporate purposes (see "Operations - South America Mining").

b.	At September 30, 2015, we had $42 million in letters of credit issued and availability of $3.5 billion under our $4.0 billion revolving credit facility.

c.
Includes our uncommitted and short-term lines, which had outstanding borrowings totaling $235 million as of September 30, 2015, and Cerro Verde's uncommitted short-term lines of credit, which had outstanding borrowings totaling $381 million as of September 30, 2015.

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

Operating Activities
During the first nine months of 2015, we generated consolidated operating cash flows totaling $2.6 billion (including $342 million of working capital sources and changes in other tax payments), compared with consolidated operating cash flows for the first nine months of 2014 of $4.5 billion (net of $699 million for working capital uses and changes in other tax payments). Lower consolidated operating cash flows for the first nine months of 2015, compared with the first nine months of 2014, primarily reflected the impact of lower commodity price realizations and lower oil volumes, partly offset by an increase in working capital sources mostly associated with accounts receivable and oil and gas derivative contracts.

Based on current operating plans and current commodity prices for copper, gold, molybdenum and crude oil, we expect estimated consolidated operating cash flows for the next twelve months, plus available cash and availability under our credit facility and uncommitted lines of credit, to be sufficient to fund our budgeted capital expenditures, dividends, noncontrolling interest distributions and other cash requirements for the next twelve months. Refer to “Outlook” for further discussion of projected operating cash flows for the years 2015 and 2016.

Investing Activities
Capital Expenditures. Capital expenditures, including capitalized interest, totaled $5.1 billion for the first nine months of 2015, including $1.8 billion for major projects at mining operations and $2.5 billion for oil and gas operations, compared with $5.4 billion for the first nine months of 2014, including $2.0 billion for major projects at mining operations and $2.4 billion for oil and gas operations. Lower capital expenditures for the first nine months of 2015 were primarily associated with decreased spending for the Morenci mill expansion, partly offset by increased capital expenditures at our oil and gas operations, and increased capital expenditures for the Cerro Verde expansion. Refer to “Operations” for further discussion.

Capital expenditures are currently expected to approximate $6.3 billion for the year 2015, including $2.5 billion for major projects at mining operations (primarily for the Cerro Verde expansion and underground development activities at Grasberg) and $2.8 billion for oil and gas operations. We plan to fund our capital expenditures with operating cash flows, borrowings under our and Cerro Verde's credit facilities and proceeds from our at-the-market (ATM) equity programs (see "Financing Activities" below). We are also evaluating opportunities for funding our oil and gas business. Refer to "Revised Operating Plans and Oil and Gas Review" and "Outlook" for further discussion.

We have made substantial progress toward the completion of our major mining development projects, which are expected to result in increased near-term production, lower unit costs, declining capital expenditures and growth in cash flow from operations after capital expenditures over the next several quarters. In addition, positive oil and gas drilling and development activities are expected to result in a growing oil production profile. Capital expenditures for 2016 are expected to approximate $4.0 billion, including $1.4 billion for major projects at mining operations (primarily for underground development activities at Grasberg and completion of the Cerro Verde expansion) and $2.0 billion for oil and gas operations. We continue to evaluate opportunities for future reductions to our capital expenditure budgets.

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

Financing Activities
Debt Transactions. Net proceeds from debt for the first nine months of 2015 primarily included net borrowings of $0.5 billion under our revolving credit facility, $0.2 billion under our unsecured lines of credit and $1.1 billion under Cerro Verde's senior unsecured credit facility primarily to fund its expansion project.

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

Equity Transactions. During third-quarter 2015, we sold 97.5 million shares of common stock under our ATM equity programs, which generated gross proceeds of $1.0 billion. From October 1, 2015 to November 5, 2015, we sold an additional 34.1 million shares of common stock, generating gross proceeds of $0.4 billion. In total $1.4 billion of gross proceeds have been raised under our $2 billion of ATM equity programs. We intend to use the net proceeds for general corporate purposes, which may include, among other things, the repayment of amounts outstanding under our revolving credit facility and other borrowings, and the financing of working capital and capital expenditures. As of October 30, 2015, we had 1.2 billion common shares outstanding.

Dividends. We paid dividends on our common stock totaling $547 million for the first nine months of 2015 (including $115 million for special dividends of $0.1105 per share paid in accordance with the settlement terms of the shareholder derivative litigation) and $979 million for the first nine months of 2014. In response to the impact of lower commodity prices, in March 2015, the annual dividend rate for our common stock was reduced to an annual rate of $0.20 per share from the previous rate of $1.25 per share. On September 30, 2015, the Board declared a regular quarterly dividend of $0.05 per share, which was paid on November 2, 2015. The declaration of dividends is at the discretion of the Board and will depend upon our financial results, cash requirements, future prospects and other factors deemed relevant by the Board.

Cash dividends and other distributions paid to noncontrolling interests totaled $89 million for the first nine months of 2015 and $365 million for the first nine months of 2014. These payments will vary based on the cash requirements of the related consolidated subsidiaries.

CONTRACTUAL OBLIGATIONS

As of September 30, 2015, we have current debt maturities totaling $906 million, primarily reflecting bank lines of credit, which are extended to us on an uncommitted basis. As of September 30, 2015, debt maturities totaled $259 million for the year 2016 and $1.5 billion for the year 2017. With the exception of debt maturities and the related impact on scheduled interest payment obligations, there have been no material changes in our contractual obligations since December 31, 2014. Refer to Part II, Items 7. and 7A. in our annual report on Form 10-K for the year ended December 31, 2014, for further information regarding our contractual obligations.

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

Litigation and Other Contingencies
Other than as discussed in Note 9, and contained in "Legal Proceedings" in Part II, Item 1. of this quarterly report, there have been no material changes to our contingencies associated with legal proceedings and other matters since December 31, 2014. Refer to Note 12 and "Legal Proceedings" contained in Part I, Item 3. of our annual report on Form 10-K for the year ended December 31, 2014, and Notes 8 and 9 included in our quarterly reports on Form 10-Q for the quarters ended March 31, 2015, and June 30, 2015, respectively.

NEW ACCOUNTING STANDARDS

We do not expect the impact of recently issued accounting standards to have a significant impact on our future financial statements and disclosures. Refer to Note 12 for discussion of recently adopted Accounting Standards Updates.

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

We show revenue adjustments for prior period open sales as a separate line item. Because these adjustments do not result from current period sales, we have reflected these separately from revenues on current period sales. Noncash and other costs consist of items such as stock-based compensation costs, start-up costs, inventory adjustments, long-lived asset impairments, restructuring and/or unusual charges. They are removed from site production and delivery costs in the calculation of unit net cash costs. As discussed above, gold, molybdenum and other metal revenues at copper mines are reflected as credits against site production and delivery costs in the by-product method. The following schedules for our mining operations are presentations under both the by-product and co-product methods together with reconciliations to amounts reported in our consolidated financial statements.

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

We show revenue adjustments from derivative contracts as separate line items. Because these adjustments do not result from oil and gas sales, these gains and losses have been reflected separately from revenues on current period sales. Additionally, accretion charges for asset retirement obligations and other costs, such as idle/terminated rig costs, inventory write-downs and/or unusual charges, are removed from production and delivery costs in the calculation of cash production costs per BOE. The following schedules include calculations of oil and gas product revenues and cash production costs together with a reconciliation to amounts reported in our consolidated financial statements.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2015
(In millions)	By-Product		Co-Product Method
	Method		Copper		Molybdenum[a]		Other[b]	Total
Revenues, excluding adjustments	$1,167		$1,167		$56		$29	$1,252
Site production and delivery, before net noncash and other costs shown below	810		766		50		21	837
By-product credits	(58)		—		—		—	—
Treatment charges	58		56		—		2	58
Net cash costs	810		822		50		23	895
Depreciation, depletion and amortization	135		128		4		3	135
Noncash and other costs, net	159	[c]	155		3		1	159
Total costs	1,104		1,105		57		27	1,189
Revenue adjustments, primarily for pricing on prior period open sales	(56)		(56)		—		—	(56)
Gross profit (loss)	$7		$6		$(1)		$2	$7

Copper sales (millions of recoverable pounds)	483		483
Molybdenum sales (millions of recoverable pounds)[a]					9

Gross profit (loss) per pound of copper/molybdenum:

Revenues, excluding adjustments	$2.42		$2.42		$6.18
Site production and delivery, before net noncash and other costs shown below	1.68		1.59		5.51
By-product credits	(0.12)		—		—
Treatment charges	0.12		0.11		—
Unit net cash costs	1.68		1.70		5.51
Depreciation, depletion and amortization	0.28		0.27		0.51
Noncash and other costs, net	0.33	[c]	0.32		0.33
Total unit costs	2.29		2.29		6.35
Revenue adjustments, primarily for pricing
on prior period open sales	(0.12)		(0.12)		—
Gross profit (loss) per pound	$0.01		$0.01		$(0.17)

Reconciliation to Amounts Reported
(In millions)	Revenues		Production and Delivery		Depreciation, Depletion and Amortization
Totals presented above	$1,252		$837		$135
Treatment charges	—		58		—
Noncash and other costs, net	—		159	[c]	—
Revenue adjustments, primarily for pricing on prior period open sales	(56)		—		—
Eliminations and other	(27)		(26)		1
North America copper mines	1,169		1,028		136
Other mining & eliminations[d]	1,986		1,570		298
Total mining	3,155		2,598		434
U.S. oil & gas operations	525		293		3,930	[e]
Corporate, other & eliminations	1		2		176	[e]
As reported in FCX’s consolidated financial statements	$3,681		$2,893		$4,540	[e]

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.	Includes $133 million ($0.27 per pound) for inventory adjustments and impairment and restructuring charges.

d.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

e.	Includes impairment of oil and gas properties totaling $3.7 billion, $3.5 billion for U.S. oil and gas operations and $0.2 billion for Morocco.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs (continued)

Three Months Ended September 30, 2014
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]		Other[b]	Total
Revenues, excluding adjustments	$1,374	$1,374	$109		$31	$1,514
Site production and delivery, before net noncash and other costs shown below	791	738	62		20	820
By-product credits	(111)	—	—		—	—
Treatment charges	50	49	—		1	50
Net cash costs	730	787	62		21	870
Depreciation, depletion and amortization	131	124	5		2	131
Noncash and other costs, net	46	45	1		—	46
Total costs	907	956	68		23	1,047
Revenue adjustments, primarily for pricing on prior period open sales	(8)	(8)	—		—	(8)
Gross profit	$459	$410	$41		$8	$459

Copper sales (millions of recoverable pounds)	434	434
Molybdenum sales (millions of recoverable pounds)[a]			8

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$3.17	$3.17	$13.83
Site production and delivery, before net noncash and other costs shown below	1.83	1.70	7.87
By-product credits	(0.26)	—	—
Treatment charges	0.11	0.11	—
Unit net cash costs	1.68	1.81	7.87
Depreciation, depletion and amortization	0.30	0.29	0.72
Noncash and other costs, net	0.11	0.10	0.06
Total unit costs	2.09	2.20	8.65
Revenue adjustments, primarily for pricing
on prior period open sales	(0.02)	(0.02)	—
Gross profit per pound	$1.06	$0.95	$5.18

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,514	$820	$131
Treatment charges	—	50	—
Noncash and other costs, net	—	46	—
Revenue adjustments, primarily for pricing on prior period open sales	(8)	—	—
Eliminations and other	(16)	(14)	2
North America copper mines	1,490	902	133
Other mining & eliminations[c]	3,216	1,978	305
Total mining	4,706	2,880	438
U.S. oil & gas operations	990	273	812	[d]
Corporate, other & eliminations	—	(1)	3
As reported in FCX’s consolidated financial statements	$5,696	$3,152	$1,253	[d]

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

d.	Includes impairment of U.S. oil and gas properties of $308 million.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs (continued)

Nine Months Ended September 30, 2015
(In millions)	By-Product		Co-Product Method
	Method		Copper		Molybdenum[a]		Other[b]	Total
Revenues, excluding adjustments	$3,723		$3,723		$218		$83	$4,024
Site production and delivery, before net noncash and other costs shown below	2,525		2,372		172		61	2,605
By-product credits	(221)		—		—		—	—
Treatment charges	179		173		—		6	179
Net cash costs	2,483		2,545		172		67	2,784
Depreciation, depletion and amortization	405		381		16		8	405
Noncash and other costs, net	236	[c]	231		4		1	236
Total costs	3,124		3,157		192		76	3,425
Revenue adjustments, primarily for pricing on prior period open sales	(28)		(28)		—		—	(28)
Gross profit	$571		$538		$26		$7	$571

Copper sales (millions of recoverable pounds)	1,439		1,439
Molybdenum sales (millions of recoverable pounds)[a]					28

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$2.59		$2.59		$7.62
Site production and delivery, before net noncash
and other costs shown below	1.76		1.65		6.01
By-product credits	(0.15)		—		—
Treatment charges	0.12		0.12		—
Unit net cash costs	1.73		1.77		6.01
Depreciation, depletion and amortization	0.28		0.27		0.56
Noncash and other costs, net	0.16	[c]	0.16		0.14
Total unit costs	2.17		2.20		6.71
Revenue adjustments, primarily for pricing
on prior period open sales	(0.02)		(0.02)		—
Gross profit per pound	$0.40		$0.37		$0.91

Reconciliation to Amounts Reported
(In millions)	Revenues		Production and Delivery		Depreciation, Depletion and Amortization
Totals presented above	$4,024		$2,605		$405
Treatment charges	—		179		—
Noncash and other costs, net	—		236	[c]	—
Revenue adjustments, primarily for pricing on prior period open sales	(28)		—		—
Eliminations and other	(87)		(87)		3
North America copper mines	3,909		2,933		408
Other mining & eliminations[d]	6,578		4,856		833
Total mining	10,487		7,789		1,241
U.S. oil & gas operations	1,594		857		10,735	[e]
Corporate, other & eliminations	1		7		183	[e]
As reported in FCX’s consolidated financial statements	$12,082		$8,653		$12,159	[e]

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.	Includes $144 million ($0.10 per pound) for inventory adjustments and impairment and restructuring charges.

d.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

e.	Includes impairment of oil and gas properties totaling $9.4 billion, $9.3 billion for U.S. oil and gas operations and $0.2 billion for Morocco.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs (continued)

Nine Months Ended September 30, 2014
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]		Other[b]	Total
Revenues, excluding adjustments	$3,901	$3,901	$303		$90	$4,294
Site production and delivery, before net noncash and other costs shown below	2,272	2,126	172		57	2,355
By-product credits	(310)	—	—		—	—
Treatment charges	144	140	—		4	144
Net cash costs	2,106	2,266	172		61	2,499
Depreciation, depletion and amortization	360	340	16		4	360
Noncash and other costs, net	105	103	1		1	105
Total costs	2,571	2,709	189		66	2,964
Revenue adjustments, primarily for pricing on prior period open sales	(7)	(7)	—		—	(7)
Gross profit	$1,323	$1,185	$114		$24	$1,323

Copper sales (millions of recoverable pounds)	1,224	1,224
Molybdenum sales (millions of recoverable pounds)[a]			25

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$3.19	$3.19	$12.16
Site production and delivery, before net noncash
and other costs shown below	1.86	1.74	6.90
By-product credits	(0.25)	—	—
Treatment charges	0.11	0.11	—
Unit net cash costs	1.72	1.85	6.90
Depreciation, depletion and amortization	0.29	0.28	0.62
Noncash and other costs, net	0.09	0.08	0.05
Total unit costs	2.10	2.21	7.57
Revenue adjustments, primarily for pricing
on prior period open sales	(0.01)	(0.01)	—
Gross profit per pound	$1.08	$0.97	$4.59

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$4,294	$2,355	$360
Treatment charges	—	144	—
Noncash and other costs, net	—	105	—
Revenue adjustments, primarily for pricing on prior period open sales	(7)	—	—
Eliminations and other	(42)	(46)	8
North America copper mines	4,245	2,558	368
Other mining & eliminations[c]	8,471	5,502	810
Total mining	12,716	8,060	1,178
U.S. oil & gas operations	3,487	913	2,044	[d]
Corporate, other & eliminations	—	(2)	10
As reported in FCX’s consolidated financial statements	$16,203	$8,971	$3,232	[d]

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

d.	Includes impairment of U.S. oil and gas properties of $308 million.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2015
(In millions)	By-Product		Co-Product Method
	Method		Copper		Other[a]		Total
Revenues, excluding adjustments	$491		$491		$13		$504
Site production and delivery, before net noncash and other costs shown below	320		312		13		325
By-product credits	(8)		—		—		—
Treatment charges	36		36		—		36
Royalty on metals	1		1		—		1
Net cash costs	349		349		13		362
Depreciation, depletion and amortization	89		87		2		89
Noncash and other costs, net	21	[b]	20		1		21
Total costs	459		456		16		472
Revenue adjustments, primarily for pricing on prior period open sales	(29)		(29)		—		(29)
Gross profit (loss)	$3		$6		$(3)		$3

Copper sales (millions of recoverable pounds)	207		207

Gross profit per pound of copper:

Revenues, excluding adjustments	$2.37		$2.37
Site production and delivery, before net noncash and other costs shown below	1.54		1.50
By-product credits	(0.04)		—
Treatment charges	0.18		0.18
Royalty on metals	—		—
Unit net cash costs	1.68		1.68
Depreciation, depletion and amortization	0.43		0.42
Noncash and other costs, net	0.10	[b]	0.10
Total unit costs	2.21		2.20
Revenue adjustments, primarily for pricing
on prior period open sales	(0.14)		(0.14)
Gross profit per pound	$0.02		$0.03

Reconciliation to Amounts Reported
(In millions)	Revenues		Production and Delivery		Depreciation, Depletion and Amortization
Totals presented above	$504		$325		$89
Treatment charges	(36)		—		—
Royalty on metals	(1)		—		—
Noncash and other costs, net	—		21	[b]	—
Revenue adjustments, primarily for pricing on prior period open sales	(29)		—		—
Eliminations and other	—		(2)		—
South America mining	438		344		89
Other mining & eliminations[c]	2,717		2,254		345
Total mining	3,155		2,598		434
U.S. oil & gas operations	525		293		3,930	[d]
Corporate, other & eliminations	1		2		176	[d]
As reported in FCX’s consolidated financial statements	$3,681		$2,893		$4,540	[d]

a.
Includes silver sales of 438 thousand ounces ($13.90 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.	Includes restructuring charges totaling $11 million ($0.05 per pound).

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

d.	Includes impairment of oil and gas properties totaling $3.7 billion, $3.5 billion for U.S. oil and gas operations and $0.2 billion for Morocco.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs (continued)

Three Months Ended September 30, 2014
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]		Total
Revenues, excluding adjustments	$840		$840	$69		$909
Site production and delivery, before net noncash and other costs shown below	451		416	42		458
By-product credits	(62)		—	—		—
Treatment charges	43		43	—		43
Royalty on metals	1		1	—		1
Net cash costs	433	[b]	460	42		502
Depreciation, depletion and amortization	102		96	6		102
Noncash and other costs, net	18		16	2		18
Total costs	553		572	50		622
Revenue adjustments, primarily for pricing on prior period open sales	(15)		(15)	—		(15)
Gross profit	$272		$253	$19		$272

Copper sales (millions of recoverable pounds)	271	[b]	271

Gross profit per pound of copper:

Revenues, excluding adjustments	$3.10		$3.10
Site production and delivery, before net noncash and other costs shown below	1.67		1.54
By-product credits	(0.23)		—
Treatment charges	0.16		0.16
Royalty on metals	—		—
Unit net cash costs	1.60	[b]	1.70
Depreciation, depletion and amortization	0.37		0.34
Noncash and other costs, net	0.07		0.06
Total unit costs	2.04		2.10
Revenue adjustments, primarily for pricing
on prior period open sales	(0.06)		(0.06)
Gross profit per pound	$1.00		$0.94

Reconciliation to Amounts Reported
(In millions)	Revenues		Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$909		$458	$102
Treatment charges	(43)		—	—
Royalty on metals	(1)		—	—
Noncash and other costs, net	—		18	—
Revenue adjustments, primarily for pricing on prior period open sales	(15)		—	—
Eliminations and other	(3)		(5)	—
South America mining	847		471	102
Other mining & eliminations[c]	3,859		2,409	336
Total mining	4,706		2,880	438
U.S. oil & gas operations	990		273	812	[d]
Corporate, other & eliminations	—		(1)	3
As reported in FCX’s consolidated financial statements	$5,696		$3,152	$1,253	[d]

a.
Includes gold sales of 16 thousand ounces ($1,234 per ounce average realized price) and silver sales of 684 thousand ounces ($18.57 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.Following is a reconciliation of South America mining's third-quarter 2014 unit net cash costs, excluding the Candelaria and Ojos del Salado mines:

	Net Cash Costs (in millions)	Copper Sales (millions of recoverable pounds)	Unit Net Cash Costs (per pound of copper)
Presented above	$433	271	$1.60
Less: Candelaria and Ojos del Salado	112	63
	$321	208	$1.54

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

d.	Includes impairment of U.S. oil and gas properties of $308 million.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs (continued)

Nine Months Ended September 30, 2015
(In millions)	By-Product		Co-Product Method
	Method		Copper		Other[a]		Total
Revenues, excluding adjustments	$1,473		$1,473		$48		$1,521
Site production and delivery, before net noncash and other costs shown below	983		954		46		1,000
By-product credits	(31)		—		—		—
Treatment charges	100		100		—		100
Royalty on metals	2		2		—		2
Net cash costs	1,054		1,056		46		1,102
Depreciation, depletion and amortization	236		229		7		236
Noncash and other costs, net	21	[b]	21		—		21
Total costs	1,311		1,306		53		1,359
Revenue adjustments, primarily for pricing on prior period open sales	(29)		(29)		—		(29)
Gross profit (loss)	$133		$138		$(5)		$133

Copper sales (millions of recoverable pounds)	585		585

Gross profit per pound of copper:

Revenues, excluding adjustments	$2.52		$2.52
Site production and delivery, before net noncash
and other costs shown below	1.68		1.63
By-product credits	(0.05)		—
Treatment charges	0.17		0.17
Royalty on metals	—		—
Unit net cash costs	1.80		1.80
Depreciation, depletion and amortization	0.40		0.39
Noncash and other costs, net	0.04	[b]	0.04
Total unit costs	2.24		2.23
Revenue adjustments, primarily for pricing
on prior period open sales	(0.05)		(0.05)
Gross profit per pound	$0.23		$0.24

Reconciliation to Amounts Reported
(In millions)	Revenues		Production and Delivery		Depreciation, Depletion and Amortization
Totals presented above	$1,521		$1,000		$236
Treatment charges	(100)		—		—
Royalty on metals	(2)		—		—
Noncash and other costs, net	—		21	[b]	—
Revenue adjustments, primarily for pricing on prior period open sales	(29)		—		—
Eliminations and other	(13)		(17)		—
South America mining	1,377		1,004		236
Other mining & eliminations[c]	9,110		6,785		1,005
Total mining	10,487		7,789		1,241
U.S. oil & gas operations	1,594		857		10,735	[d]
Corporate, other & eliminations	1		7		183	[d]
As reported in FCX’s consolidated financial statements	$12,082		$8,653		$12,159	[d]

a.
Includes silver sales of 1.2 million ounces ($14.58 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.	Includes restructuring charges totaling $11 million ($0.02 per pound).

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

d.	Includes impairment of oil and gas properties totaling $9.4 billion, $9.3 billion for U.S. oil and gas operations and $0.2 billion for Morocco.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs (continued)

Nine Months Ended September 30, 2014
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]		Total
Revenues, excluding adjustments	$2,775		$2,775	$227		$3,002
Site production and delivery, before net noncash and other costs shown below	1,424		1,317	122		1,439
By-product credits	(212)		—	—		—
Treatment charges	151		151	—		151
Royalty on metals	4		4	—		4
Net cash costs	1,367	[b]	1,472	122		1,594
Depreciation, depletion and amortization	284		266	18		284
Noncash and other costs, net	57		53	4		57
Total costs	1,708		1,791	144		1,935
Revenue adjustments, primarily for pricing on prior period open sales	(66)		(66)	—		(66)
Gross profit	$1,001		$918	$83		$1,001

Copper sales (millions of recoverable pounds)	888	[b]	888

Gross profit per pound of copper:

Revenues, excluding adjustments	$3.12		$3.12
Site production and delivery, before net noncash
and other costs shown below	1.61		1.49
By-product credits	(0.24)		—
Treatment charges	0.17		0.17
Royalty on metals	—		—
Unit net cash costs	1.54	[b]	1.66
Depreciation, depletion and amortization	0.32		0.30
Noncash and other costs, net	0.06		0.06
Total unit costs	1.92		2.02
Revenue adjustments, primarily for pricing
on prior period open sales	(0.07)		(0.07)
Gross profit per pound	$1.13		$1.03

Reconciliation to Amounts Reported
(In millions)	Revenues		Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$3,002		$1,439	$284
Treatment charges	(151)		—	—
Royalty on metals	(4)		—	—
Noncash and other costs, net	—		57	—
Revenue adjustments, primarily for pricing on prior period open sales	(66)		—	—
Eliminations and other	(5)		(19)	—
South America mining	2,776		1,477	284
Other mining & eliminations[c]	9,940		6,583	894
Total mining	12,716		8,060	1,178
U.S. oil & gas operations	3,487		913	2,044	[d]
Corporate, other & eliminations	—		(2)	10
As reported in FCX’s consolidated financial statements	$16,203		$8,971	$3,232	[d]

a.
Includes gold sales of 59 thousand ounces ($1,280 per ounce average realized price) and silver sales of 2.2 million ounces ($19.10 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.	Following is a reconciliation of South America mining's unit net cash costs for the first nine months of 2014, excluding the Candelaria and Ojos del Salado mines:

	Net Cash Costs (in millions)	Copper Sales (millions of recoverable pounds)	Unit Net Cash Costs (per pound of copper)
Presented above	$1,367	888	$1.54
Less: Candelaria and Ojos del Salado	375	236
	$992	652	$1.52
c. Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.
d. Includes impairment of U.S. oil and gas properties of $308 million.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2015
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold		Silver[a]	Total
Revenues, excluding adjustments	$466	$466	$319		$8	$793
Site production and delivery, before net noncash and other costs shown below	429	252	173		4	429
Gold and silver credits	(316)	—	—		—	—
Treatment charges	61	36	25		—	61
Export duties	35	20	14		1	35
Royalty on metals	25	15	10		—	25
Net cash costs	234	323	222		5	550
Depreciation and amortization	90	53	36		1	90
Noncash and other costs, net	4	2	1		1	4
Total costs	328	378	259		7	644
Revenue adjustments, primarily for pricing on prior period open sales	(52)	(52)	(11)		—	(63)
PT Smelting intercompany profit	16	9	7		—	16
Gross profit	$102	$45	$56		$1	$102

Copper sales (millions of recoverable pounds)	198	198
Gold sales (thousands of recoverable ounces)			285

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$2.35	$2.35	$1,117
Site production and delivery, before net noncash and other costs shown below	2.16	1.28	604
Gold and silver credits	(1.59)	—	—
Treatment charges	0.31	0.18	86
Export duties	0.17	0.10	49
Royalty on metals	0.13	0.07	35
Unit net cash costs	1.18	1.63	774
Depreciation and amortization	0.45	0.27	127
Noncash and other costs, net	0.02	0.01	5
Total unit costs	1.65	1.91	906
Revenue adjustments, primarily for pricing
on prior period open sales	(0.26)	(0.26)	(38)
PT Smelting intercompany profit	0.08	0.05	23
Gross profit per pound/ounce	$0.52	$0.23	$196

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$793	$429	$90
Treatment charges	(61)	—	—
Export duties	(35)	—	—
Royalty on metals	(25)	—	—
Noncash and other costs, net	—	4	—
Revenue adjustments, primarily for pricing on prior period open sales	(63)	—	—
PT Smelting intercompany profit	—	(16)	—
Indonesia mining	609	417	90
Other mining & eliminations[b]	2,546	2,181	344
Total mining	3,155	2,598	434
U.S. oil & gas operations	525	293	3,930	[c]
Corporate, other & eliminations	1	2	176	[c]
As reported in FCX’s consolidated financial statements	$3,681	$2,893	$4,540	[c]

a.	Includes silver sales of 574 thousand ounces ($14.37 per ounce average realized price).

b.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

c.	Includes impairment of oil and gas properties totaling $3.7 billion, $3.5 billion for U.S. oil and gas operations and $0.2 billion for Morocco.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs (continued)

Three Months Ended September 30, 2014
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold		Silver[a]	Total
Revenues, excluding adjustments	$786	$786	$615		$15	$1,416
Site production and delivery, before net noncash and other costs shown below	624	346	271		7	624
Gold and silver credits	(629)	—	—		—	—
Treatment charges	65	36	28		1	65
Export duties	42	23	18		1	42
Royalty on metals	52	29	23		—	52
Net cash costs	154	434	340		9	783
Depreciation and amortization	92	51	40		1	92
Noncash and other costs, net	28	16	12		—	28
Total costs	274	501	392		10	903
Revenue adjustments, primarily for pricing on prior period open sales	(3)	(3)	(1)		—	(4)
PT Smelting intercompany loss	(48)	(27)	(21)		—	(48)
Gross profit	$461	$255	$201		$5	$461

Copper sales (millions of recoverable pounds)	258	258
Gold sales (thousands of recoverable ounces)			505

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$3.05	$3.05	$1,219
Site production and delivery, before net noncash and other costs shown below	2.42	1.34	537
Gold and silver credits	(2.44)	—	—
Treatment charges	0.25	0.14	56
Export duties	0.16	0.09	36
Royalty on metals	0.21	0.12	45
Unit net cash costs	0.60	1.69	674
Depreciation and amortization	0.35	0.20	79
Noncash and other costs, net	0.11	0.06	24
Total unit costs	1.06	1.95	777
Revenue adjustments, primarily for pricing
on prior period open sales	(0.01)	(0.01)	(1)
PT Smelting intercompany loss	(0.19)	(0.10)	(42)
Gross profit per pound/ounce	$1.79	$0.99	$399

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,416	$624	$92
Treatment charges	(65)	—	—
Export duties	(42)	—	—
Royalty on metals	(52)	—	—
Noncash and other costs, net	—	28	—
Revenue adjustments, primarily for pricing on prior period open sales	(4)	—	—
PT Smelting intercompany loss	—	48	—
Indonesia mining	1,253	700	92
Other mining & eliminations[b]	3,453	2,180	346
Total mining	4,706	2,880	438
U.S. oil & gas operations	990	273	812	[c]
Corporate, other & eliminations	—	(1)	3
As reported in FCX’s consolidated financial statements	$5,696	$3,152	$1,253	[c]

a.	Includes silver sales of 889 thousand ounces ($17.11 per ounce average realized price).

b.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

c.	Includes impairment of U.S. oil and gas properties of $308 million.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs (continued)

Nine Months Ended September 30, 2015
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold		Silver[a]		Total
Revenues, excluding adjustments	$1,345	$1,345	$1,024		$24	[a]	$2,393
Site production and delivery, before net noncash and other costs shown below	1,311	736	562		13		1,311
Gold and silver credits	(1,057)	—	—		—		—
Treatment charges	169	95	72		2		169
Export duties	92	52	39		1		92
Royalty on metals	85	48	37		—		85
Net cash costs	600	931	710		16		1,657
Depreciation and amortization	238	134	102		2		238
Noncash and other costs, net	19	11	8		—		19
Total costs	857	1,076	820		18		1,914
Revenue adjustments, primarily for pricing on prior period open sales	(50)	(50)	9		—		(41)
PT Smelting intercompany profit	19	11	8		—		19
Gross profit	$457	$230	$221		$6		$457

Copper sales (millions of recoverable pounds)	549	549
Gold sales (thousands of recoverable ounces)			891

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$2.45	$2.45	$1,149
Site production and delivery, before net noncash
and other costs shown below	2.39	1.34	630
Gold and silver credits	(1.93)	—	—
Treatment charges	0.31	0.17	81
Export duties	0.16	0.10	44
Royalty on metals	0.16	0.09	41
Unit net cash costs	1.09	1.70	796
Depreciation and amortization	0.43	0.24	114
Noncash and other costs, net	0.04	0.02	10
Total unit costs	1.56	1.96	920
Revenue adjustments, primarily for pricing
on prior period open sales	(0.09)	(0.09)	10
PT Smelting intercompany profit	0.03	0.02	9
Gross profit per pound/ounce	$0.83	$0.42	$248

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$2,393	$1,311	$238
Treatment charges	(169)	—	—
Export duties	(92)	—	—
Royalty on metals	(85)	—	—
Noncash and other costs, net	—	19	—
Revenue adjustments, primarily for pricing on prior period open sales	(41)	—	—
PT Smelting intercompany profit	—	(19)	—
Indonesia mining	2,006	1,311	238
Other mining & eliminations[b]	8,481	6,478	1,003
Total mining	10,487	7,789	1,241
U.S. oil & gas operations	1,594	857	10,735	[c]
Corporate, other & eliminations	1	7	183	[c]
As reported in FCX’s consolidated financial statements	$12,082	$8,653	$12,159	[c]

a.	Includes silver sales of 1.6 million ounces ($15.07 per ounce average realized price).

b.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

c.	Includes impairment of oil and gas properties totaling $9.4 billion, $9.3 billion for U.S. oil and gas operations and $0.2 billion for Morocco.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs (continued)

Nine Months Ended September 30, 2014
(In millions)	By-Product		Co-Product Method
	Method		Copper		Gold		Silver[a]	Total
Revenues, excluding adjustments	$1,495		$1,495		$1,001		$29	$2,525
Site production and delivery, before net noncash and other costs shown below	1,404		831		557		16	1,404
Gold and silver credits	(1,048)		—		—		—	—
Treatment charges	121		72		48		1	121
Export duties	42		25		16		1	42
Royalty on metals	79		47		31		1	79
Net cash costs	598		975		652		19	1,646
Depreciation and amortization	194		115		77		2	194
Noncash and other costs, net	200	[b]	118		80		2	200
Total costs	992		1,208		809		23	2,040
Revenue adjustments, primarily for pricing on prior period open sales	(55)		(55)		18		—	(37)
PT Smelting intercompany profit	10		6		4		—	10
Gross profit	$458		$238		$214		$6	$458

Copper sales (millions of recoverable pounds)	484		484
Gold sales (thousands of recoverable ounces)					802

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$3.09		$3.09		$1,248
Site production and delivery, before net noncash
and other costs shown below	2.90		1.72		694
Gold and silver credits	(2.16)		—		—
Treatment charges	0.25		0.15		60
Export duties	0.09		0.05		21
Royalty on metals	0.16		0.09		39
Unit net cash costs	1.24		2.01		814
Depreciation and amortization	0.40		0.24		96
Noncash and other costs, net	0.41	[b]	0.25		98
Total unit costs	2.05		2.50		1,008
Revenue adjustments, primarily for pricing
on prior period open sales	(0.11)		(0.11)		22
PT Smelting intercompany profit	0.02		0.01		5
Gross profit per pound/ounce	$0.95		$0.49		$267

Reconciliation to Amounts Reported
(In millions)	Revenues		Production and Delivery		Depreciation, Depletion and Amortization
Totals presented above	$2,525		$1,404		$194
Treatment charges	(121)		—		—
Export duties	(42)		—		—
Royalty on metals	(79)		—		—
Noncash and other costs, net	—		200	[b]	—
Revenue adjustments, primarily for pricing on prior period open sales	(37)		—		—
PT Smelting intercompany profit	—		(10)		—
Indonesia mining	2,246		1,594		194
Other mining & eliminations[c]	10,470		6,466		984
Total mining	12,716		8,060		1,178
U.S. oil & gas operations	3,487		913		2,044	[d]
Corporate, other & eliminations	—		(2)		10
As reported in FCX’s consolidated financial statements	$16,203		$8,971		$3,232	[d]

a.	Includes silver sales of 1.6 million ounces ($18.21 per ounce average realized price).

b.	Includes $143 million ($0.30 per pound) of fixed costs charged directly to cost of sales as a result of the impact of export restrictions on PT-FI's operating rates.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

d.	Includes impairment of U.S. oil and gas properties of $308 million.

Africa Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2015
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt		Total
Revenues, excluding adjustments[a]	$261	$261	$84		$345
Site production and delivery, before net noncash and other costs shown below	184	153	53		206
Cobalt credits[b]	(60)	—	—		—
Royalty on metals	6	5	1		6
Net cash costs	130	158	54		212
Depreciation, depletion and amortization	65	50	15		65
Noncash and other costs, net	3	3	—		3
Total costs	198	211	69		280
Revenue adjustments, primarily for pricing on prior period open sales	(9)	(9)	(2)		(11)
Gross profit	$54	$41	$13		$54

Copper sales (millions of recoverable pounds)	113	113
Cobalt sales (millions of contained pounds)			10

Gross profit per pound of copper/cobalt:

Revenues, excluding adjustments[a]	$2.32	$2.32	$8.96
Site production and delivery, before net noncash and other costs shown below	1.63	1.36	5.58
Cobalt credits[b]	(0.53)	—	—
Royalty on metals	0.05	0.04	0.15
Unit net cash costs	1.15	1.40	5.73
Depreciation, depletion and amortization	0.58	0.45	1.52
Noncash and other costs, net	0.03	0.03	0.08
Total unit costs	1.76	1.88	7.33
Revenue adjustments, primarily for pricing
on prior period open sales	(0.08)	(0.08)	(0.25)
Gross profit per pound	$0.48	$0.36	$1.38

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$345	$206	$65
Royalty on metals	(6)	—	—
Noncash and other costs, net	—	3	—
Revenue adjustments, primarily for pricing on prior period open sales	(11)	—	—
Africa mining	328	209	65
Other mining & eliminations[c]	2,827	2,389	369
Total mining	3,155	2,598	434
U.S. oil & gas operations	525	293	3,930	[d]
Corporate, other & eliminations	1	2	176	[d]
As reported in FCX’s consolidated financial statements	$3,681	$2,893	$4,540	[d]

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

d.	Includes impairment of oil and gas properties totaling $3.7 billion, $3.5 billion for U.S. oil and gas operations and $0.2 billion for Morocco.

Africa Mining Product Revenues, Production Costs and Unit Net Cash Costs (continued)

Three Months Ended September 30, 2014
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt		Total
Revenues, excluding adjustments[a]	$350	$350	$82		$432
Site production and delivery, before net noncash and other costs shown below	181	158	44		202
Cobalt credits[b]	(64)	—	—		—
Royalty on metals	8	6	2		8
Net cash costs	125	164	46		210
Depreciation, depletion and amortization	58	49	9		58
Noncash and other costs, net	4	4	—		4
Total costs	187	217	55		272
Revenue adjustments, primarily for pricing on prior period open sales	1	1	3		4
Gross profit	$164	$134	$30		$164

Copper sales (millions of recoverable pounds)	112	112
Cobalt sales (millions of contained pounds)			8

Gross profit per pound of copper/cobalt:

Revenues, excluding adjustments[a]	$3.11	$3.11	$9.99
Site production and delivery, before net noncash and other costs shown below	1.61	1.40	5.32
Cobalt credits[b]	(0.58)	—	—
Royalty on metals	0.07	0.06	0.18
Unit net cash costs	1.10	1.46	5.50
Depreciation, depletion and amortization	0.51	0.43	1.06
Noncash and other costs, net	0.05	0.04	0.10
Total unit costs	1.66	1.93	6.66
Revenue adjustments, primarily for pricing
on prior period open sales	0.01	0.01	0.39
Gross profit per pound	$1.46	$1.19	$3.72

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$432	$202	$58
Royalty on metals	(8)	—	—
Noncash and other costs, net	—	4	—
Revenue adjustments, primarily for pricing on prior period open sales	4	—	—
Africa mining	428	206	58
Other mining & eliminations[c]	4,278	2,674	380
Total mining	4,706	2,880	438
U.S. oil & gas operations	990	273	812	[d]
Corporate, other & eliminations	—	(1)	3
As reported in FCX’s consolidated financial statements	$5,696	$3,152	$1,253	[d]

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

d.	Includes impairment of U.S. oil and gas properties of $308 million.

Africa Mining Product Revenues, Production Costs and Unit Net Cash Costs (continued)

Nine Months Ended September 30, 2015
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt		Total
Revenues, excluding adjustments[a]	$883	$883	$234		$1,117
Site production and delivery, before net noncash and other costs shown below	553	479	144		623
Cobalt credits[b]	(164)	—	—		—
Royalty on metals	21	16	5		21
Net cash costs	410	495	149		644
Depreciation, depletion and amortization	195	160	35		195
Noncash and other costs, net	11	9	2		11
Total costs	616	664	186		850
Revenue adjustments, primarily for pricing on prior period open sales	(7)	(7)	—		(7)
Gross profit	$260	$212	$48		$260

Copper sales (millions of recoverable pounds)	350	350
Cobalt sales (millions of contained pounds)			26

Gross profit per pound of copper/cobalt:

Revenues, excluding adjustments[a]	$2.52	$2.52	$9.04
Site production and delivery, before net noncash
and other costs shown below	1.58	1.37	5.56
Cobalt credits[b]	(0.47)	—	—
Royalty on metals	0.06	0.04	0.15
Unit net cash costs	1.17	1.41	5.71
Depreciation, depletion and amortization	0.56	0.45	1.38
Noncash and other costs, net	0.03	0.03	0.08
Total unit costs	1.76	1.89	7.17
Revenue adjustments, primarily for pricing
on prior period open sales	(0.02)	(0.02)	(0.02)
Gross profit per pound	$0.74	$0.61	$1.85

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,117	$623	$195
Royalty on metals	(21)	—	—
Noncash and other costs, net	—	11	—
Revenue adjustments, primarily for pricing on prior period open sales	(7)	—	—
Africa mining	1,089	634	195
Other mining & eliminations[c]	9,398	7,155	1,046
Total mining	10,487	7,789	1,241
U.S. oil & gas operations	1,594	857	10,735	[d]
Corporate, other & eliminations	1	7	183	[d]
As reported in FCX’s consolidated financial statements	$12,082	$8,653	$12,159	[d]

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

d.	Includes impairment of oil and gas properties totaling $9.4 billion, $9.3 billion for U.S. oil and gas operations and $0.2 billion for Morocco.

Africa Mining Product Revenues, Production Costs and Unit Net Cash Costs (continued)

Nine Months Ended September 30, 2014
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt		Total
Revenues, excluding adjustments[a]	$972	$972	$222		$1,194
Site production and delivery, before net noncash and other costs shown below	477	420	120		540
Cobalt credits[b]	(161)	—	—		—
Royalty on metals	22	18	4		22
Net cash costs	338	438	124		562
Depreciation, depletion and amortization	172	148	24		172
Noncash and other costs, net	16	14	2		16
Total costs	526	600	150		750
Revenue adjustments, primarily for pricing on prior period open sales	(1)	(1)	2		1
Gross profit	$445	$371	$74		$445

Copper sales (millions of recoverable pounds)	314	314
Cobalt sales (millions of contained pounds)			23

Gross profit per pound of copper/cobalt:

Revenues, excluding adjustments[a]	$3.09	$3.09	$9.68
Site production and delivery, before net noncash
and other costs shown below	1.51	1.33	5.24
Cobalt credits[b]	(0.51)	—	—
Royalty on metals	0.07	0.06	0.16
Unit net cash costs	1.07	1.39	5.40
Depreciation, depletion and amortization	0.55	0.47	1.04
Noncash and other costs, net	0.05	0.05	0.10
Total unit costs	1.67	1.91	6.54
Revenue adjustments, primarily for pricing
on prior period open sales	—	—	0.09
Gross profit per pound	$1.42	$1.18	$3.23

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,194	$540	$172
Royalty on metals	(22)	—	—
Noncash and other costs, net	—	16	—
Revenue adjustments, primarily for pricing on prior period open sales	1	—	—
Africa mining	1,173	556	172
Other mining & eliminations[c]	11,543	7,504	1,006
Total mining	12,716	8,060	1,178
U.S. oil & gas operations	3,487	913	2,044	[d]
Corporate, other & eliminations	—	(2)	10
As reported in FCX’s consolidated financial statements	$16,203	$8,971	$3,232	[d]

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

d.	Includes impairment of U.S. oil and gas properties of $308 million.

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Three Months Ended September 30,
(In millions)	2015		2014
Revenues, excluding adjustments[a]	$94		$184
Site production and delivery, before net noncash and other costs shown below	79		83
Treatment charges and other	11		11
Net cash costs	90		94
Depreciation, depletion and amortization	26		25
Noncash and other costs, net	7	[b]	3
Total costs	123		122
Gross (loss) profit	$(29)		$62

Molybdenum sales (millions of recoverable pounds)[a]	13		13

Gross profit per pound of molybdenum:

Revenues, excluding adjustments[a]	$7.23		$13.93
Site production and delivery, before net noncash and other costs shown below	6.10		6.29
Treatment charges and other	0.83		0.83
Unit net cash costs	6.93		7.12
Depreciation, depletion and amortization	2.00		1.89
Noncash and other costs, net	0.61	[b]	0.21
Total unit costs	9.54		9.22
Gross (loss) profit per pound	$(2.31)		$4.71

Reconciliation to Amounts Reported
(In millions)
Three Months Ended September 30, 2015	Revenues		Production and Delivery		Depreciation, Depletion and Amortization
Totals presented above	$94		$79		$26
Treatment charges and other	(11)		—		—
Noncash and other costs, net	—		7	[b]	—
Molybdenum mines	83		86		26
Other mining & eliminations[c]	3,072		2,512		408
Total mining	3,155		2,598		434
U.S. oil & gas operations	525		293		3,930	[d]
Corporate, other & eliminations	1		2		176	[d]
As reported in FCX’s consolidated financial statements	$3,681		$2,893		$4,540	[d]

Three Months Ended September 30, 2014
Totals presented above	$184		$83		$25
Treatment charges and other	(11)		—		—
Noncash and other costs, net	—		3		—
Molybdenum mines	173		86		25
Other mining & eliminations[c]	4,533		2,794		413
Total mining	4,706		2,880		438
U.S. oil & gas operations	990		273		812	[e]
Corporate, other & eliminations	—		(1)		3
As reported in FCX’s consolidated financial statements	$5,696		$3,152		$1,253	[e]

a.
Reflects sales of the Molybdenum mines' production to our molybdenum sales company at market-based pricing. On a consolidated basis, realizations are based on the actual contract terms for sales to third parties; as a result, our consolidated average realized price per pound of molybdenum will differ from the amounts reported in this table.

b.	Includes $5 million ($0.42 per pound) for inventory adjustments and restructuring charges.

c.
Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10. Also includes amounts associated with our molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North and South America copper mines.

d.	Includes impairment of oil and gas properties totaling $3.7 billion, $3.5 billion for U.S. oil and gas operations and $0.2 billion for Morocco.

e.	Impairments of oil and gas properties totaling $308 million.

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs (continued)

	Nine Months Ended September 30,
(In millions)	2015		2014
Revenues, excluding adjustments[a]	$330		$502

Site production and delivery, before net noncash and other costs shown below	240		237
Treatment charges and other	32		33
Net cash costs	272		270
Depreciation, depletion and amortization	77		71
Noncash and other costs, net	13	[b]	6
Total costs	362		347
Gross (loss) profit	$(32)		$155

Molybdenum sales (millions of recoverable pounds)[a]	39		40

Gross profit per pound of molybdenum:

Revenues, excluding adjustments[a]	$8.60		$12.56

Site production and delivery, before net noncash and other costs shown below	6.26		5.92
Treatment charges and other	0.84		0.84
Unit net cash costs	7.10		6.76
Depreciation, depletion and amortization	2.00		1.77
Noncash and other costs, net	0.35	[b]	0.14
Total unit costs	9.45		8.67
Gross (loss) profit per pound	$(0.85)		$3.89

Reconciliation to Amounts Reported
(In millions)
Nine Months Ended September 30, 2015	Revenues		Production and Delivery		Depreciation, Depletion and Amortization
Totals presented above	$330		$240		$77
Treatment charges and other	(32)		—		—
Noncash and other costs, net	—		13	[b]	—
Molybdenum mines	298		253		77
Other mining & eliminations[c]	10,189		7,536		1,164
Total mining	10,487		7,789		1,241
U.S. oil & gas operations	1,594		857		10,735	[d]
Corporate, other & eliminations	1		7		183	[d]
As reported in FCX’s consolidated financial statements	$12,082		$8,653		$12,159	[d]

Nine Months Ended September 30, 2014
Totals presented above	$502		$237		$71
Treatment charges and other	(33)		—		—
Noncash and other costs,net	—		6		—
Molybdenum mines	469		243		71
Other mining & eliminations[c]	12,247		7,817		1,107
Total mining	12,716		8,060		1,178
U.S. oil & gas operations	3,487		913		2,044	[e]
Corporate, other & eliminations	—		(2)		10
As reported in FCX’s consolidated financial statements	$16,203		$8,971		$3,232	[e]

a.
Reflects sales of the Molybdenum mines' production to our molybdenum sales company at market-based pricing. On a consolidated basis, realizations are based on the actual contract terms for sales to third parties; as a result, our consolidated average realized price per pound of molybdenum will differ from the amounts reported in this table.

b.	Includes $8 million ($0.21 per pound) for inventory adjustments and restructuring charges.

c.
Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10. Also includes amounts associated with our molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North and South America copper mines.

d.	Includes impairment of oil and gas properties totaling $9.4 billion, $9.3 billion for U.S. oil and gas operations and $0.2 billion for Morocco.

e.	Impairments of oil and gas properties totaling $308 million.

U.S. Oil & Gas Product Revenues, Cash Production Costs and Realizations

Three Months Ended September 30, 2015

(In millions)	Oil	Natural Gas	NGLs		Total U.S. Oil & Gas
Oil and gas revenues before derivatives	$416	$62	$12		$490
Cash gains on derivative contracts	103	—	—		103
Realized revenues	$519	$62	$12		593
Less: cash production costs					260
Cash operating margin					333
Less: depreciation, depletion and amortization					450
Less: impairment of oil and gas properties					3,480
Less: accretion and other costs					33
Plus: net noncash mark-to-market losses on derivative contracts					(74)
Plus: other net adjustments					6
Gross loss					$(3,698)

Oil (MMBbls)	9.3
Gas (Bcf)		22.8
NGLs (MMBbls)			0.7
Oil Equivalents (MMBOE)					13.8

	Oil (per barrel)	Natural Gas (per MMBtu)	NGLs (per barrel)		Per BOE
Oil and gas revenues before derivatives	$44.85	$2.72	$16.68		$35.56
Cash gains on derivative contracts	11.03	—	—		7.44
Realized revenues	$55.88	$2.72	$16.68		43.00
Less: cash production costs					18.85
Cash operating margin					24.15
Less: depreciation, depletion and amortization					32.71
Less: impairment of oil and gas properties					252.58
Less: accretion and other costs					2.38
Plus: net noncash mark-to-market losses on derivative contracts					(5.34)
Plus: other net adjustments					0.49
Gross loss					$(268.37)

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$490	$260	$450
Cash gains on derivative contracts	103	—	—
Net noncash mark-to-market losses on derivative contracts	(74)	—	—
Accretion and other costs	—	33	—
Impairment of oil and gas properties	—	—	3,480
Other net adjustments	6	—	—
U.S. oil & gas operations	525	293	3,930
Total mining[a]	3,155	2,598	434
Corporate, other & eliminations	1	2	176	[b]
As reported in FCX's consolidated financial statements	$3,681	$2,893	$4,540

a.	Represents the combined total for mining operations and the related eliminations, as presented in Note 10.

b.	Includes $0.2 billion for impairments associated with Morocco.

U.S. Oil & Gas Product Revenues, Cash Production Costs and Realizations (continued)

Three Months Ended September 30, 2014
				Total
		Natural		U.S. Oil
(In millions)	Oil	Gas	NGLs	& Gas
Oil and gas revenues before derivatives	$821	$81	$23	$925
Cash losses on derivative contracts	(58)	—	—	(58)
Realized revenues	$763	$81	$23	867
Less: cash production costs				263
Cash operating margin				604
Less: depreciation, depletion and amortization				504
Less: impairment of oil and gas properties				308
Less: accretion and other costs				10
Plus: net noncash mark-to-market gains on derivative contracts				122
Plus: other net adjustments				1
Gross loss				$(95)

Oil (MMBbls)	8.6
Gas (Bcf)		20.2
NGLs (MMBbls)			0.6
Oil Equivalents (MMBOE)				12.5

	Oil	Natural Gas	NGLs
	(per barrel)	(per MMBtu)	(per barrel)	Per BOE
Oil and gas revenues before derivatives	$95.35	$4.00	$39.69	$73.70
Cash (losses) gains on derivative contracts	(6.77)	0.02	—	(4.62)
Realized revenues	$88.58	$4.02	$39.69	69.08
Less: cash production costs				20.93
Cash operating margin				48.15
Less: depreciation, depletion and amortization				40.12
Less: impairment of oil and gas properties				24.59
Less: accretion and other costs				0.85
Plus: net noncash mark-to-market gains on derivative contracts				9.73
Plus: other net adjustments				0.09
Gross loss				$(7.59)

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$925	$263	$504
Cash losses on derivative contracts	(58)	—	—
Net noncash mark-to-market gains on derivative contracts	122	—	—
Accretion and other costs	—	10	—
Impairment of oil and gas properties	—	—	308
Other net adjustments	1	—	—
U.S. oil & gas operations	990	273	812
Total mining[a]	4,706	2,880	438
Corporate, other & eliminations	—	(1)	3
As reported in FCX's consolidated financial statements	$5,696	$3,152	$1,253

a.	Represents the combined total for mining operations and the related eliminations, as presented in Note 10.

U.S. Oil & Gas Product Revenues, Cash Production Costs and Realizations (continued)

Nine Months Ended September 30, 2015

(In millions)	Oil	Natural Gas	NGLs		Total U.S. Oil & Gas
Oil and gas revenues before derivatives	$1,269	$187	$36		$1,492
Cash gains on derivative contracts	304	—	—		304
Realized revenues	$1,573	$187	$36		1,796
Less: cash production costs					765
Cash operating margin					1,031
Less: depreciation, depletion and amortization					1,465
Less: impairment of oil and gas properties					9,270
Less: accretion and other costs					92
Plus: net noncash mark-to-market losses on derivative contracts					(217)
Plus: other net adjustments					15
Gross loss					$(9,998)

Oil (MMBbls)	26.3
Gas (Bcf)		68.1
NGLs (MMBbls)			1.8
Oil Equivalents (MMBOE)					39.4

	Oil (per barrel)	Natural Gas (per MMBtu)	NGLs (per barrel)		Per BOE
Oil and gas revenues before derivatives	$48.34	$2.74	$19.78		$37.85
Cash gains on derivative contracts	11.58	—	—		7.72
Realized revenues	$59.92	$2.74	$19.78		45.57
Less: cash production costs					19.42
Cash operating margin					26.15
Less: depreciation, depletion and amortization					37.18
Less: impairment of oil and gas properties					235.22
Less: accretion and other costs					2.32
Plus: net noncash mark-to-market losses on derivative contracts					(5.51)
Plus: other net adjustments					0.39
Gross loss					$(253.69)

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,492	$765	$1,465
Cash gains on derivative contracts	304	—	—
Net noncash mark-to-market losses on derivative contracts	(217)	—	—
Accretion and other costs	—	92	—
Impairment of oil and gas properties	—	—	9,270
Other net adjustments	15	—	—
U.S. oil & gas operations	1,594	857	10,735
Total mining[a]	10,487	7,789	1,241
Corporate, other & eliminations	1	7	183	[b]
As reported in FCX's consolidated financial statements	$12,082	$8,653	$12,159

a.	Represents the combined total for mining operations and the related eliminations, as presented in Note 10.

b.	Includes $0.2 billion for impairments associated with Morocco.

U.S. Oil & Gas Product Revenues, Cash Production Costs and Realizations (continued)

Nine Months Ended September 30, 2014

(In millions)	Oil	Natural Gas	NGLs	Total U.S. Oil & Gas
Oil and gas revenues before derivatives	$3,155	$275	$111	$3,541	[a]
Cash losses on derivative contracts	(173)	(13)	—	(186)
Realized revenues	$2,982	$262	$111	3,355
Less: cash production costs				875	[a]
Cash operating margin				2,480
Less: depreciation, depletion and amortization				1,736
Less: impairment of oil and gas properties				308
Less: accretion and other costs				38
Plus: net noncash mark-to-market gains on derivative contracts				130
Plus: other net adjustments				2
Gross profit				$530

Oil (MMBbls)	32.1
Gas (Bcf)		59.9
NGLs (MMBbls)			2.7
Oil Equivalents (MMBOE)				44.7

	Oil (per barrel)	Natural Gas (per MMBtu)	NGLs (per barrel)	Per BOE
Oil and gas revenues before derivatives	$98.41	$4.58	$41.77	$79.20	[a]
Cash losses on derivative contracts	(5.41)	(0.21)	—	(4.16)
Realized revenues	$93.00	$4.37	$41.77	75.04
Less: cash production costs				19.57	[a]
Cash operating margin				55.47
Less: depreciation, depletion and amortization				38.81
Less: impairment of oil and gas properties				6.90
Less: accretion and other costs				0.86
Plus: net noncash mark-to-market gains on derivative contracts				2.90
Plus: other net adjustments				0.05
Gross profit				$11.85

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$3,541	$875	$1,736
Cash losses on derivative contracts	(186)	—	—
Net noncash mark-to-market gains on derivative contracts	130	—	—
Accretion and other costs	—	38	—
Impairment of oil and gas properties	—	—	308
Other net adjustments	2	—	—
U.S. oil & gas operations	3,487	913	2,044
Total mining[b]	12,716	8,060	1,178
Corporate, other & eliminations	—	(2)	10
As reported in FCX's consolidated financial statements	$16,203	$8,971	$3,232
a.Following is a reconciliation of FM O&G's cash production costs per BOE for the first nine months of 2014, excluding Eagle Ford:

	Cash Production Costs (in millions)	Oil Equivalents (MMBOE)	Cash Production Costs Per BOE
Presented above	$875	44.7	$19.57
Less: Eagle Ford	113	8.7	12.97
	$762	36.0	$21.16

b.	Represents the combined total for mining operations and the related eliminations, as presented in Note 10.

CAUTIONARY STATEMENT

Our discussion and analysis contains forward-looking statements in which we discuss factors we believe may affect our future performance. Forward-looking statements are all statements other than statements of historical facts, such as projections or expectations relating to ore grades and milling rates; production and sales volumes; unit net cash costs; cash production costs per BOE; operating cash flows; capital expenditures; exploration efforts and results; development and production activities and costs; liquidity; tax rates; the impact of copper, gold, molybdenum, cobalt, crude oil and natural gas price changes; potential transactions with strategic investors interested in investing capital in the development of our oil and gas and mining properties; statements regarding the review of strategic alternatives for our oil and gas business, including the previously announced potential initial public offering of a minority interest in Freeport-McMoRan Oil & Gas Inc., a potential spinoff of our oil and gas business to our shareholders, potential joint venture arrangements, and potential further spending reductions; the impact of derivative positions; the impact of deferred intercompany profits on earnings; reserve estimates; future dividend payments; debt reduction and share purchases and sales. The words “anticipates,” “may,” “can,” “plans,” “believes,” “potential,” “estimates,” “expects,” “projects,” “targets,” “intends,” “likely,” “will,” “should,” “to be” and any similar expressions are intended to identify those assertions as forward-looking statements. The declaration of dividends is at the discretion of the Board and will depend on our financial results, cash requirements, future prospects, and other factors deemed relevant by the Board.

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include supply of and demand for, and prices of copper, gold, molybdenum, cobalt, crude oil and natural gas, mine sequencing, production rates, drilling results, potential effects of cost and capital expenditure reductions and production curtailments on financial results and cash flow, the outcome of our strategic review of our oil and gas business, potential additional oil and gas property impairment charges, potential inventory adjustments, potential impairment of long-lived mining assets, the outcome of ongoing discussions with the Indonesian government regarding PT-FI's COW, PT-FI's ability to obtain renewal of its export license after January 28, 2016, PT-FI's ability to renew its biennial labor agreement which expired in September 2015, the potential effects of violence in Indonesia, the resolution of administrative disputes in the DRC, industry risks, regulatory changes, political risks, weather- and climate-related risks, labor relations, environmental risks, litigation results and other factors described in more detail in Part I, Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2014, as updated by our subsequent filings with the SEC.

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

There have been no material changes in our market risks during the three-month period ended September 30, 2015. For additional information on market risks, refer to “Disclosures About Market Risks” included in Part I, Item 2. of our annual report on Form 10-K for the year ended December 31, 2014. For projected sensitivities of our operating cash flow to changes in commodity prices, refer to “Outlook” in Part I, Item 2. of this quarterly report on Form 10-Q for the period ended September 30, 2015; for projected sensitivities of our provisionally priced copper sales and derivative instruments to changes in commodity prices refer to “Consolidated Results – Revenues” in Part I, Item 2. of this quarterly report on Form 10-Q for the period ended September 30, 2015.

Item 4.	Controls and Procedures.

(a)
Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective as of September 30, 2015.

(b)
Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management does not believe, based on currently available information, that the outcome of any proceeding reported in Note 12 and incorporated by reference into Part I, Item 3. “Legal Proceedings” of our annual report on Form 10-K for the year ended December 31, 2014, as updated in Notes 8 and 9 to the financial statements included in our quarterly reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015, respectively, will have a material adverse effect on our financial condition; although individual outcomes could be material to our operating results for a particular period, depending on the nature and magnitude of the outcome and the operating results for the period.

Item 1A. Risk Factors.

There have been no material changes to our risk factors during the three-month period ended September 30, 2015 . For additional information on risk factors, refer to Part I, Item 1A. "Risk Factors" of our annual report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table sets forth information with respect to shares of our common stock purchased by us during the three months ended September 30, 2015:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[a]	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs[a]

July 1-31, 2015	—	$—	—	23,685,500
August 1-31, 2015	—	$—	—	23,685,500
September 1-30, 2015	—	$—	—	23,685,500
Total	—	$—	—	23,685,500

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

Date:  November 6, 2015

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
			10-K	01-00082	3/7/2005
10.1	Distribution Agreement, dated as of August 10, 2015, by and between FCX and J.P. Morgan Securities LLC.		8-K	001-11307-01	8/10/2015
10.2
Distribution Agreement, dated as of September 18, 2015, by and among FCX, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNP Paribas Securities Corp., Citigroup Global Markets Inc., HSBC Securities (USA) Inc., Mizuho Securities USA Inc. and Scotia Capital (USA) Inc.
			8-K	001-11307-01	9/18/2015
10.3
Nomination and Standstill Agreement dated October 7, 2015, by and between Freeport-McMoRan Inc., Carl C. Icahn, High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Partners Master Fund LP, Icahn Offshore LP, Icahn Partners LP, Icahn Onshore LP, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings L.P., Icahn Enterprises G.P. Inc., Beckton Corp., Andrew Langham and Courtney Mather.
			8-K	001-11307-01	10/7/2015
10.4
Confidentiality Agreement dated October 7, 2015, by and between Freeport-McMoRan Inc., Carl C. Icahn, High River Limited Partnership, Hopper Investments LLC, Barberry Corp., Icahn Partners Master Fund LP, Icahn Offshore LP, Icahn Partners LP, Icahn Onshore LP, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings L.P., Icahn Enterprises G.P. Inc., Beckton Corp., Andrew Langham and Courtney Mather.
			8-K	001-11307-01	10/7/2015
10.5	Sixth Amendment dated September 17, 2015, to the Participation Agreement dated as of October 11, 1996, between PT Freeport Indonesia and P.T. Rio Tinto Indonesia.	X
15.1	Letter from Ernst & Young LLP regarding unaudited interim financial statements.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.	X
95.1	Mine Safety and Health Administration Safety Data.	X
99.1	Letter dated October 7, 2015, from Minister of Energy and Mineral Resources, Republic of Indonesia		8-K	001-11307-01	10/8/2015

FREEPORT-McMoRan INC.
EXHIBIT INDEX
Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X

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

E-4