Form 10-Q
period 2016-03-31
FREEPORT-MCMORAN INC
filed 2016-05-10
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
☐ Yes ☑ No

On April 29, 2016, there were issued and outstanding 1,252,141,504 shares of the registrant’s common stock, par value $0.10 per share.

FREEPORT-McMoRan INC.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

FREEPORT-McMoRan INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2016	December 31, 2015
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$331	$224
Trade accounts receivable	837	689
Income and other tax receivables	1,182	1,414
Other accounts receivable	122	174
Inventories:
Materials and supplies, net	1,714	1,869
Mill and leach stockpiles	1,644	1,724
Product	1,170	1,195
Other current assets	233	173
Total current assets	7,233	7,462
Property, plant, equipment and mining development costs, net	27,376	27,509
Oil and gas properties, net - full cost method
Subject to amortization, less accumulated amortization and impairment	1,700	2,262
Not subject to amortization	1,743	4,831
Long-term mill and leach stockpiles	2,324	2,271
Other assets	2,288	2,242
Total assets	$42,664	$46,577

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,987	$3,363
Current portion of debt	1,139	649
Current portion of environmental and asset retirement obligations	270	272
Accrued income taxes	30	23
Total current liabilities	4,426	4,307
Long-term debt, less current portion	19,638	19,779
Deferred income taxes	4,442	4,288
Environmental and asset retirement obligations, less current portion	3,762	3,739
Other liabilities	1,659	1,656
Total liabilities	33,927	33,769

Redeemable noncontrolling interest	767	764

Equity:
Stockholders’ equity:
Common stock	138	137
Capital in excess of par value	24,333	24,283
Accumulated deficit	(16,570)	(12,387)
Accumulated other comprehensive loss	(503)	(503)
Common stock held in treasury	(3,706)	(3,702)
Total stockholders’ equity	3,692	7,828
Noncontrolling interests	4,278	4,216
Total equity	7,970	12,044
Total liabilities and equity	$42,664	$46,577

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(In millions, except per share amounts)
Revenues	$3,527	$4,153
Cost of sales:
Production and delivery	2,725	2,912
Depreciation, depletion and amortization	722	939
Impairment of oil and gas properties	3,787	3,104
Total cost of sales	7,234	6,955
Selling, general and administrative expenses	140	154
Mining exploration and research expenses	19	33
Environmental obligations and shutdown costs	10	13
Net gain on sale of assets	—	(39)
Total costs and expenses	7,403	7,116
Operating loss	(3,876)	(2,963)
Interest expense, net	(200)	(146)
Other income, net	38	7
Loss before income taxes and equity in affiliated companies' net earnings	(4,038)	(3,102)
(Provision for) benefit from income taxes	(70)	695
Equity in affiliated companies’ net earnings	7	1
Net loss	(4,101)	(2,406)
Net income attributable to noncontrolling interests	(72)	(58)
Preferred dividends attributable to redeemable noncontrolling interest	(11)	(10)
Net loss attributable to common stockholders	$(4,184)	$(2,474)

Basic and diluted net loss per share attributable to common stockholders	$(3.35)	$(2.38)

Basic and diluted weighted-average common shares outstanding	1,251	1,040

Dividends declared per share of common stock	$—	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(In millions)
Net loss	$(4,101)	$(2,406)

Other comprehensive (loss) income, net of taxes:
Defined benefit plans:
Amortization of unrecognized amounts included in net periodic benefit costs	8	8
Foreign exchange (losses) gains	(9)	4
Other comprehensive (loss) income	(1)	12

Total comprehensive loss	(4,102)	(2,394)
Total comprehensive income attributable to noncontrolling interests	(71)	(58)
Preferred dividends attributable to redeemable noncontrolling interest	(11)	(10)
Total comprehensive loss attributable to common stockholders	$(4,184)	$(2,462)

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(In millions)
Cash flow from operating activities:
Net loss	$(4,101)	$(2,406)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	722	939
Impairment of oil and gas properties	3,787	3,104
Oil and gas inventory write downs	35	4
Net gain on sale of assets	—	(39)
Net charges for environmental and asset retirement obligations, including accretion	57	53
Payments for environmental and asset retirement obligations	(90)	(42)
Deferred income taxes	152	(709)
Increase in long-term mill and leach stockpiles	(53)	(82)
Net gains on crude oil derivative contracts	—	(52)
Other, net	43	33
Changes in working capital and other tax payments, excluding amounts from disposition:
Accounts receivable	93	316
Inventories	114	165
Other current assets	(68)	(42)
Accounts payable and accrued liabilities	9	(402)
Accrued income taxes and changes in other tax payments	40	(123)
Net cash provided by operating activities	740	717

Cash flow from investing activities:
Capital expenditures:
North America copper mines	(34)	(107)
South America	(157)	(445)
Indonesia	(225)	(225)
Africa	(35)	(39)
Molybdenum mines	(1)	(3)
United States oil and gas operations	(480)	(1,018)
Other	(50)	(30)
Other, net	2	127
Net cash used in investing activities	(980)	(1,740)

Cash flow from financing activities:
Proceeds from debt	1,796	2,273
Repayments of debt	(1,442)	(802)
Net proceeds from sale of common stock	32	—
Cash dividends and distributions paid:
Common stock	(4)	(327)
Noncontrolling interests	(18)	(23)
Stock-based awards net payments, including excess tax benefit	(4)	(6)
Debt financing costs and other, net	(13)	(7)
Net cash provided by financing activities	347	1,108

Net increase in cash and cash equivalents	107	85
Cash and cash equivalents at beginning of year	224	464
Cash and cash equivalents at end of period	$331	$549
The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders' Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at December 31, 2015	1,374	$137	$24,283	$(12,387)	$(503)	128	$(3,702)	$7,828	$4,216	$12,044
Sale of common stock	5	1	31	—	—	—	—	32	—	32
Exercised and issued stock-based awards	2	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	23	—	—	—	—	23	—	23
Reserve on tax benefit for stock-based awards	—	—	(3)	—	—	—	—	(3)	—	(3)
Tender of shares for stock-based awards	—	—	—	—	—	1	(4)	(4)	—	(4)
Dividends on common stock	—	—	—	1	—	—	—	1	—	1
Dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(10)	(10)
Noncontrolling interests' share of contributed capital in subsidiary	—	—	(1)	—	—	—	—	(1)	1	—
Net loss attributable to common stockholders	—	—	—	(4,184)	—	—	—	(4,184)	—	(4,184)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	72	72
Other comprehensive loss	—	—	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2016	1,381	$138	$24,333	$(16,570)	$(503)	129	$(3,706)	$3,692	$4,278	$7,970

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. GENERAL INFORMATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles (GAAP) in the United States (U.S.). Therefore, this information should be read in conjunction with Freeport-McMoRan Inc.'s (FCX) consolidated financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2015. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. With the exception of the oil and gas properties impairment discussed below and the related tax charges to establish a deferred tax valuation allowance (refer to Note 4), all such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three-month period ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Asset Dispositions. On February 15, 2016, FCX announced it had entered into a definitive agreement to sell a 13 percent undivided interest in its Morenci unincorporated joint venture to Sumitomo Metal Mining Co., Ltd. (SMM) for $1.0 billion in cash. The transaction is subject to customary closing conditions, including regulatory approvals, and is expected to close in second-quarter 2016. FCX expects to record an approximate $550 million gain on the transaction and use losses to offset cash taxes on the transaction. Proceeds from the transaction will be used to repay borrowings under FCX's unsecured bank term loan (Term Loan) and revolving credit facility.

The Morenci unincorporated joint venture is currently owned 85 percent by FCX and 15 percent by Sumitomo Metal Mining Arizona Inc. (Sumitomo). Following completion of the transaction, the unincorporated joint venture will be owned 72 percent by FCX, 15 percent by Sumitomo and 13 percent by an affiliate that is wholly owned by SMM.

On April 21, 2016, FM O&G entered into a definitive purchase and sale agreement to sell certain oil and gas royalty interests to Black Stone Minerals, L.P. for cash consideration of $102 million, subject to certain purchase price adjustments at closing. The transaction is expected to close in second-quarter 2016.

On May 2, 2016, Freeport Minerals Corporation (FMC), a wholly owned subsidiary of FCX, completed the sale of an interest in the Timok exploration project in Serbia to Reservoir Minerals Inc. for consideration of $135 million in cash at closing and contingent consideration of up to $128 million upon the achievement of development milestones and events defined in the transaction agreements.

On May 9, 2016, FCX announced it had entered into a definitive agreement to sell its 70 percent interest in TF Holdings Limited (TFHL) to China Molybdenum Co., Ltd. (CMOC) for $2.65 billion in cash, before closing adjustments, and contingent consideration of up to $120 million in cash, consisting of $60 million if the average copper price exceeds $3.50 per pound and $60 million if the average cobalt price exceeds $20 per pound, both during calendar years 2018 and 2019. Through its interest in TFHL, FCX has an effective 56 percent interest in Tenke Fungurume Mining S.A. (Tenke) located in the Democratic Republic of Congo (DRC). The transaction is expected to close in fourth-quarter 2016, subject to regulatory approvals, CMOC shareholder approval and other customary closing conditions. The transaction is also subject to Lundin Mining Corporation’s (Lundin) right of first offer (ROFO), which will be open for 90 days from Lundin's receipt of the ROFO notice. Lundin holds the remaining 30 percent interest in TFHL. FCX does not expect to record a material gain or loss on the transaction and expects to use the proceeds to repay debt.

In addition, FCX has agreed to negotiate exclusively with CMOC (until December 31, 2016) to enter into a definitive agreement to sell its interest in Freeport Cobalt for $100 million and the Kisanfu exploration project in the DRC for $50 million in separate transactions. Freeport Cobalt includes the large-scale cobalt refinery in Kokkola, Finland, and the related sales and marketing business, in which FCX owns an effective 56 percent interest. Kisanfu is a copper and exploration project, located near Tenke, in which FCX holds a 100 percent interest.

Oil and Gas Properties. Under the U.S. Securities and Exchange Commission's (SEC) full cost accounting rules, FCX reviews the carrying value of its oil and gas properties in the full cost pool for impairment each quarter on a country-by-country basis. Under these rules, capitalized costs of oil and gas properties (net of accumulated depreciation, depletion, amortization and impairment, and related deferred income taxes) for each cost center may not exceed a “ceiling” equal to:

•	the present value, discounted at 10 percent, of estimated future net cash flows from the related proved oil and gas reserves, net of estimated future income taxes; plus

•	the cost of the related unproved properties not being amortized; plus

•	the lower of cost or estimated fair value of the related unproved properties included in the costs being amortized (net of related tax effects).

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

In addition, following the first-quarter 2016 evaluation of alternatives for the oil and gas business and the current limitations and cost of capital available for future drilling, FCX Oil & Gas Inc. (FM O&G, a wholly owned subsidiary of FCX) determined that the carrying values of certain of its unevaluated properties were impaired as of March 31, 2016. As a result, FM O&G transferred $3.1 billion of costs associated with unevaluated properties to the full cost pool, mostly reflecting impairment of the carrying values of unevaluated properties. Combined with the impact of the reduction in twelve-month historical prices, net capitalized costs exceeded the related ceiling test limitation under full cost accounting rules, which resulted in the recognition of a first-quarter 2016 impairment charge of $3.8 billion. The twelve-month average price (using WTI as the reference oil price) was $46.26 per barrel at March 31, 2016, compared with $50.28 per barrel at December 31, 2015.

NOTE 2. EARNINGS PER SHARE
FCX’s basic net loss per share of common stock was computed by dividing net loss attributable to common stockholders by the weighted-average shares of common stock outstanding during the period. Diluted net income per share of common stock was computed using the most dilutive of (a) the two-class method or (b) the treasury stock method. Under the two-class method, net income is allocated to each class of common stock and participating securities as if all of the earnings for the period had been distributed. FCX’s participating securities consist of vested restricted stock units (RSUs) for which the underlying common shares are not yet issued and entitle holders to non-forfeitable dividends.

A reconciliation of net loss and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted net loss per share follows (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2016		2015
Net loss	$(4,101)		$(2,406)
Net income attributable to noncontrolling interests	(72)		(58)
Preferred dividends on redeemable noncontrolling interest	(11)		(10)
Undistributed earnings allocable to participating securities	(3)		(3)
Net loss allocable to common stockholders	$(4,187)		$(2,477)

Basic weighted-average shares of common stock outstanding	1,251		1,040
Add shares issuable upon exercise or vesting of dilutive stock options and RSUs	—	[a]	—	[a]
Diluted weighted-average shares of common stock outstanding	1,251		1,040

Basic and diluted net loss per share attributable to common stockholders	$(3.35)		$(2.38)

a.
Excludes approximately 10 million shares of common stock for first-quarter 2016 and 14 million for first-quarter 2015 associated with outstanding stock options with exercise prices less than the average market price of FCX's common stock and RSUs that were anti-dilutive.

Outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of diluted net income per share of common stock. Stock options for 47 million shares of common stock were excluded for first-quarter 2016 and 40 million were excluded for first-quarter 2015.

NOTE 3. INVENTORIES, INCLUDING LONG-TERM MILL AND LEACH STOCKPILES
The components of inventories follow (in millions):

	March 31, 2016	December 31, 2015
Current inventories:
Total materials and supplies, net[a]	$1,714	$1,869

Mill stockpiles	$139	$137
Leach stockpiles	1,505	1,587
Total current mill and leach stockpiles	$1,644	$1,724

Raw materials (primarily concentrate)	$247	$220
Work-in-process	118	108
Finished goods	805	867
Total product inventories	$1,170	$1,195

Long-term inventories:
Mill stockpiles	$521	$480
Leach stockpiles	1,803	1,791
Total long-term mill and leach stockpiles[b]	$2,324	$2,271

a.	Materials and supplies inventory was net of obsolescence reserves totaling $28 million at March 31, 2016, and $29 million at December 31, 2015.

b.	Estimated metals in stockpiles not expected to be recovered within the next 12 months.

NOTE 4. INCOME TAXES
Variations in the relative proportions of jurisdictional income result in fluctuations to FCX's consolidated effective income tax rate. FCX’s consolidated effective income tax rate was (2) percent for first-quarter 2016 and 22 percent for first-quarter 2015. Geographic sources of FCX's (provision for) benefit from income taxes follow (in millions):

	Three Months Ended
	March 31,
	2016	2015
U.S. operations	$11	$835
International operations	(81)	(140)
Total	$(70)	$695
As a result of the impairment to U.S. oil and gas properties, FCX recorded tax charges of $1.4 billion in first-quarter 2016 and $458 million in first-quarter 2015 to establish a valuation allowance primarily against U.S. federal and state deferred tax assets that will not generate a future benefit. Excluding these charges, FCX's consolidated effective income tax rate was 34 percent in first-quarter 2016 and 37 percent in first-quarter 2015.

Applicable accounting standards provide that FCX estimate an annual effective tax rate and apply that rate to each year-to-date interim period. However, because FCX’s estimated effective income tax rate for 2016 is highly variable (i.e., minor changes in FCX’s estimated annual (loss) income would have a significant effect on the consolidated annual effective income tax rate), the actual effective income tax rate for the year-to-date reporting period represents a better estimate of the consolidated annual effective income tax rate. Accordingly, for the three months ended March 31, 2016, the actual consolidated effective tax income rate was used to determine FCX’s income tax provision.

NOTE 5. DEBT AND EQUITY
Debt. The components of debt follow:

	March 31, 2016	December 31, 2015
Term Loan	$3,011	$3,032
Revolving credit facility	480	—
Lines of credit	332	442
Cerro Verde credit facility	1,783	1,781
Cerro Verde shareholder loans	261	259
Senior notes and debentures:
Issued by FCX	11,911	11,908
Issued by Freeport-McMoRan Oil & Gas LLC (FM O&G LLC)	2,532	2,539
Issued by FMC	359	359
Other (including equipment capital leases and other short-term borrowings)	108	108
Total debt[a]	20,777	20,428
Less current portion of debt	(1,139)	(649)
Long-term debt	$19,638	$19,779

a.
Includes additions for unamortized fair value adjustments totaling $203 million at March 31, 2016, and $210 million at December 31, 2015, and net reductions for unamortized debt issuance costs and unamortized discounts of $130 million at March 31, 2016, and $129 million at December 31, 2015.

On February 26, 2016, FCX amended its revolving credit facility and Term Loan. The amendments include (i) modification of the maximum leverage ratio and the minimum interest expense coverage ratio, and (ii) the addition of a springing collateral and guarantee trigger. In addition, the commitment under the revolving credit facility was reduced from $4.0 billion to $3.5 billion, and the mandatory prepayment provision was modified under the Term Loan. Refer to Note 18 of FCX's annual report on Form 10-K for the year ended December 31, 2015, for further discussion of these amendments.

At March 31, 2016, there were $480 million of borrowings outstanding and $38 million of letters of credit issued under FCX's revolving credit facility, resulting in availability of approximately $3.0 billion, of which approximately $1.5 billion could be used for additional letters of credit.

Consolidated interest expense (excluding capitalized interest) totaled $228 million in first-quarter 2016 and $210 million in first-quarter 2015. Capitalized interest added to property, plant, equipment and mining development costs, net, totaled $20 million in first-quarter 2016 and $45 million in first-quarter 2015. Capitalized interest added to oil and gas properties not subject to amortization totaled $8 million in first-quarter 2016 and $19 million in first-quarter 2015.

Equity. In 2015 and through January 5, 2016, FCX generated approximately $2 billion in gross proceeds (net proceeds of $1.97 billion after $20 million of commissions and expenses) through the sale of 210 million shares of common stock under its at-the-market equity programs. At April 29, 2016, FCX has approximately $12 million remaining under its at-the-market equity programs.

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

Commodity Contracts.  From time to time, FCX has entered into derivative contracts to hedge the market risk associated with fluctuations in the prices of commodities it purchases and sells. Derivative financial instruments used by FCX to manage its risks do not contain credit risk-related contingent provisions. As of March 31, 2016, and December 31, 2015, FCX had no price protection contracts relating to its mine production or future sales of oil and gas. A discussion of FCX’s derivative contracts and programs follows.

Derivatives Designated as Hedging Instruments – Fair Value Hedges
Copper Futures and Swap Contracts. Some of FCX’s U.S. copper rod customers request a fixed market price instead of the Commodity Exchange Inc. (COMEX), a division of the New York Mercantile Exchange, average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures or swap contracts. Hedging gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses during the three-month periods ended March 31, 2016 and 2015, resulting from hedge ineffectiveness. At March 31, 2016, FCX held copper futures and swap contracts that qualified for hedge accounting for 69 million pounds at an average contract price of $2.23 per pound, with maturities through March 2018.

A summary of gains (losses) recognized in revenues for derivative financial instruments related to commodity contracts that are designated and qualify as fair value hedge transactions, along with the unrealized gains (losses) on the related hedged item follows (in millions):

	Three Months Ended
	March 31,
	2016	2015
Copper futures and swap contracts:
Unrealized gains (losses):
Derivative financial instruments	$7	$6
Hedged item – firm sales commitments	(7)	(6)

Realized losses:
Matured derivative financial instruments	(4)	(10)

Derivatives Not Designated as Hedging Instruments
Embedded Derivatives. As described in Note 1 to FCX's annual report on Form 10-K for the year ended December 31, 2015, under “Revenue Recognition,” certain FCX copper concentrate, copper cathode and gold sales contracts provide for provisional pricing primarily based on the London Metal Exchange (LME) copper price or the COMEX copper price and the London Bullion Market Association (London) gold price at the time of shipment as specified in the contract. Similarly, FCX purchases copper under contracts that provide for provisional pricing. FCX applies the normal purchases and normal sales scope exception in accordance with derivatives and hedge accounting guidance to the host sales agreements since the contracts do not allow for net settlement and always result in physical delivery. Sales and purchases with a provisional sales price contain an embedded derivative (i.e., the price settlement mechanism is settled after the time of delivery) that is required to be bifurcated from the host contract. The host contract is the sale or purchase of the metals contained in the concentrate or cathode at the then-current LME or COMEX copper price or the London gold price as defined in the contract. Mark-to-market price fluctuations from these embedded derivatives are recorded through the settlement date and are reflected in revenues for sales contracts and in cost of sales as production and delivery costs for purchase contracts.

A summary of FCX’s embedded commodity derivatives at March 31, 2016, follows:

	Open Positions	Average Price Per Unit		Maturities Through
		Contract	Market
Embedded derivatives in provisional sales contracts:
Copper (millions of pounds)	776	$2.14	$2.20	September 2016
Gold (thousands of ounces)	89	1,224	1,236	June 2016
Embedded derivatives in provisional purchase contracts:
Copper (millions of pounds)	156	2.17	2.20	July 2016

Crude Oil Contracts. As a result of the acquisition of the oil and gas business, FCX had derivative contracts for 2015 that consisted of crude oil options. These derivatives were not designated as hedging instruments and were recorded at fair value with the mark-to-market gains and losses recorded in revenues. The crude oil options were entered into to protect the realized price of a portion of expected future sales in order to limit the effects of crude oil price decreases. The remaining contacts matured in 2015.

Copper Forward Contracts. Atlantic Copper, FCX's wholly owned smelting and refining unit in Spain, enters into copper forward contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in cost of sales. At March 31, 2016, Atlantic Copper held net copper forward purchase contracts for 47 million pounds at an average contract price of $2.24 per pound, with maturities through May 2016.

Summary of Gains (Losses). A summary of the realized and unrealized gains (losses) recognized in the loss before income taxes and equity in affiliated companies’ net earnings for commodity contracts that do not qualify as hedge transactions, including embedded derivatives, follows (in millions):

	Three Months Ended
	March 31,
	2016	2015
Embedded derivatives in provisional copper and gold
sales contracts[a]	$77	$(72)
Copper forward contracts[b]	7	(1)
Crude oil options[a]	—	52

a.	Amounts recorded in revenues.

b.	Amounts recorded in cost of sales as production and delivery costs.

Unsettled Derivative Financial Instruments
A summary of the fair values of unsettled commodity derivative financial instruments follows (in millions):

	March 31, 2016	December 31, 2015
Commodity Derivative Assets:
Derivatives designated as hedging instruments:
Copper futures and swap contracts[a]	$4	$1
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional copper and gold
sales/purchase contracts	68	21
Total derivative assets	$72	$22

Commodity Derivative Liabilities:
Derivatives designated as hedging instruments:
Copper futures and swap contracts[a]	$6	$11
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional copper and gold
sales/purchase contracts	25	82
Copper forward contracts	2	—
Total derivative liabilities	$33	$93

a.	FCX paid $5 million to brokers at March 31, 2016, and $10 million at December 31, 2015, for margin requirements (recorded in other current assets).

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

	Assets		Liabilities
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015

Gross amounts recognized:
Commodity contracts:
Embedded derivatives in provisional
sales/purchase contracts	$68	$21	$25	$82
Copper derivatives	4	1	8	11
	72	22	33	93

Less gross amounts of offset:
Commodity contracts:
Embedded derivatives in provisional
sales/purchase contracts	4	6	4	6
Copper derivatives	4	1	4	1
	8	7	8	7

Net amounts presented in balance sheet:
Commodity contracts:
Embedded derivatives in provisional
sales/purchase contracts	64	15	21	76
Copper derivatives	—	—	4	10
	$64	$15	$25	$86

Balance sheet classification:
Trade accounts receivable	$61	$10	$9	$52
Accounts payable and accrued liabilities	3	5	16	34
	$64	$15	$25	$86

Credit Risk.  FCX is exposed to credit loss when financial institutions with which FCX has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. FCX does not anticipate that any of the counterparties it deals with will default on their obligations. As of March 31, 2016, the maximum amount of credit exposure associated with derivative transactions was $57 million.

Other Financial Instruments.  Other financial instruments include cash and cash equivalents, accounts receivable, restricted cash, investment securities, legally restricted funds, accounts payable and accrued liabilities, and long-term debt. The carrying value for cash and cash equivalents (which included time deposits of $39 million at March 31, 2016, and $34 million at December 31, 2015), accounts receivable, restricted cash, and accounts payable and accrued liabilities approximates fair value because of their short-term nature and generally negligible credit losses (refer to Note 7 for the fair values of investment securities, legally restricted funds and long-term debt).

NOTE 7. FAIR VALUE MEASUREMENT
Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

FCX recognizes transfers between levels at the end of the reporting period. FCX did not have any significant transfers in or out of Level 1, 2 or 3 for first-quarter 2016.

FCX retrospectively adopted the May 2015 Accounting Standards Update (ASU) associated with investments for which fair value is measured using the net asset value (NAV) per share as a practical expedient. As a result, investments valued using NAV per share are shown in the tables below in a column separate from the levels within the fair value hierarchy. A summary of the carrying amount and fair value of FCX’s financial instruments, other than cash and cash equivalents, accounts receivable, restricted cash, and accounts payable and accrued liabilities (refer to Note 6) follows (in millions):

	At March 31, 2016
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund at NAV	$23	$23	$23	$—	$—	$—
Money market funds	22	22	—	22	—	—
Equity securities	4	4	—	4	—	—
Total	49	49	23	26	—	—

Legally restricted funds:[a,b,c,d]
U.S. core fixed income fund at NAV	53	53	53	—	—	—
Government bonds and notes	33	33	—	—	33	—
Government mortgage-backed securities	32	32	—	—	32	—
Corporate bonds	29	29	—	—	29	—
Asset-backed securities	14	14	—	—	14	—
Collateralized mortgage-backed securities	7	7	—	—	7	—
Money market funds	7	7	—	7	—	—
Municipal bonds	1	1	—	—	1	—
Total	176	176	53	7	116	—

Derivatives:[a,e]
Embedded derivatives in provisional sales/
purchase contracts in a gross asset position	68	68	—	—	68	—
Copper futures and swap contracts	4	4	—	3	1	—
Total	72	72	—	3	69	—

Total assets		$297	$76	$36	$185	$—

Liabilities
Derivatives:[a,e]
Embedded derivatives in provisional sales/
purchase contracts in a gross liability position	$25	$25	$—	$—	$25	$—
Copper futures and swap contracts	6	6	—	3	3	—
Copper forward contracts	2	2	—	2	—	—
Total	33	33	—	5	28	—

Long-term debt, including current portion[f]	20,777	16,679	—	—	16,679	—

Total liabilities		$16,712	$—	$5	$16,707	$—

	At December 31, 2015
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund at NAV	$23	$23	$23	$—	$—	$—
Money market funds	21	21	—	21	—	—
Equity securities	3	3	—	3	—	—
Total	47	47	23	24	—	—

Legally restricted funds:[a,b,c,d]
U.S. core fixed income fund at NAV	52	52	52	—	—	—
Government bonds and notes	37	37	—	—	37	—
Government mortgage-backed securities	28	28	—	—	28	—
Corporate bonds	26	26	—	—	26	—
Asset-backed securities	13	13	—	—	13	—
Collateralized mortgage-backed securities	7	7	—	—	7	—
Money market funds	7	7	—	7	—	—
Municipal bonds	1	1	—	—	1	—
Total	171	171	52	7	112	—

Derivatives:[a,e]
Embedded derivatives in provisional sales/
purchase contracts in a gross asset position	21	21	—	—	21	—
Copper futures and swap contracts	1	1	—	1	—	—
Total	22	22	—	1	21	—

Total assets		$240	$75	$32	$133	$—

Liabilities
Derivatives:[a,e]
Embedded derivatives in provisional sales/
purchase contracts in a gross liability position	$82	$82	$—	$—	$82	$—
Copper futures and swap contracts	11	11	—	7	4	—
Total	93	93	—	7	86	—

Long-term debt, including current portion[f]	20,428	13,987	—	—	13,987	—

Total liabilities		$14,080	$—	$7	$14,073	$—

a.	Recorded at fair value.

b.	Current portion included in other current assets and long-term portion included in other assets.

c.
Excludes time deposits (which approximated fair value) included in other assets of $119 million at March 31, 2016, and $118 million at December 31, 2015, associated with an assurance bond to support PT Freeport Indonesia's (PT-FI) commitment for smelter development in Indonesia.

d.	Excludes time deposits (which approximated fair value) included in other current assets of $29 million at March 31, 2016, and$28 million at December 31, 2015.

e.	Refer to Note 6 for further discussion and balance sheet classifications.

f.	Recorded at cost except for debt assumed in acquisitions, which were recorded at fair value at the respective acquisition dates.

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

The U.S. core fixed income fund is valued at NAV. The fund strategy seeks total return consisting of income and capital appreciation primarily by investing in a broad range of investment-grade debt securities, including U.S. government obligations, corporate bonds, mortgage-backed securities, asset-backed securities and money market instruments. There are no restrictions on redemptions (usually within one business day of notice).

The techniques described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with other market participants, the use of different techniques or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the techniques used at March 31, 2016.

NOTE 8. CONTINGENCIES AND COMMITMENTS
Litigation. During first-quarter 2016, there were no significant updates to previously reported legal proceedings included in Note 12 of FCX's annual report on Form 10-K for the year ended December 31, 2015.

Tax and Other Matters. Cerro Verde Royalty Dispute. As reported in Note 12 of FCX’s annual report on
Form 10-K for the year ended December 31, 2015, SUNAT, the Peruvian national tax authority, has assessed mining royalties on ore processed by the Cerro Verde concentrator, which commenced operations in late 2006, for the period December 2006 to December 2007 and the years 2008 and 2009. In April 2016, SUNAT issued assessments for the year 2010 and the period January 2011 to September 2011. The aggregate amount of the assessments covering the period December 2006 to September 2011 totals $413 million (based on the exchange rate as of March 31, 2016), including estimated accumulated interest and penalties. Cerro Verde is contesting or will contest these assessments. Additionally, in April 2016, Peru’s Twentieth Contentious Administrative Court, which specializes in taxation matters, rendered its decision upholding the Peruvian Tax Tribunal’s July 2013 decision affirming SUNAT’s assessments for the period December 2006 through December 2007. On May 2, 2016, Cerro Verde appealed this decision to Peru’s Twentieth Contentious Administrative Court.

SUNAT may make additional assessments for mining royalties and associated penalties and interest for the period from October 2011 through December 2013, which Cerro Verde will contest. FCX estimates the total exposure associated with these mining royalties for the period from December 2006 through December 2013 approximates $515 million (based on the exchange rate as of March 31, 2016), including estimated accumulated interest and penalties. No amounts have been accrued for these assessments as of March 31, 2016, because Cerro Verde believes its 1998 stability agreement exempts it from these royalties and believes any payments will be recoverable.

Other Peruvian Tax Matters. There were no significant changes to other Peruvian tax matters during first-quarter 2016 (refer to Note 12 of FCX’s annual report on Form 10-K for the year ended December 31, 2015, for further discussion of these matters).

Indonesia Tax Matters. The following information includes a discussion of updates to previously reported Indonesia tax matters included in Note 12 of FCX’s annual report on Form 10-K for the year ended December 31, 2015.

In December 2009, PT-FI was notified by Indonesian tax authorities that it was obligated to pay value-added taxes on certain goods imported after the year 2000. In December 2014, PT-FI paid $269 million for valued-added taxes for the period from November 2005 through the year 2009 and sought a refund. In March 2016, PT-FI collected a cash refund of $196 million and $38 million was offset against other tax liabilities. The remaining balance of the amount originally paid was reduced by currency exchange and other losses.

PT-FI received assessments from the local regional tax authority in Papua, Indonesia, for additional taxes and penalties related to surface water taxes for the period from January 2011 through January 2016. PT-FI has filed or will file objections to these assessments. The local government of Papua rejected PT-FI’s objections to the assessments related to the period from January 2011 through December 2015, and PT-FI has filed or will file appeals with the Indonesian tax court. The aggregate amount of all assessments received through April 29, 2016, including penalties, was 2.7 trillion Indonesian rupiah ($207 million based on the exchange rate as of March 31, 2016). Additional penalties, which could be significant, may be assessed depending on the outcome of the appeals process. No amounts have been accrued for these assessments as of March 31, 2016, because PT-FI believes its Contract of Work (COW) exempts it from these payments and that it has the right to contest these assessments in the tax court and ultimately the Indonesian Supreme Court.

Indonesia Mining Contract. There were no significant updates related to PT-FI's COW during first-quarter 2016 (refer to Note 13 of FCX’s annual report on Form 10-K for the year ended December 31, 2015, for further discussion).

NOTE 9. BUSINESS SEGMENTS
FCX has organized its mining operations into five primary divisions – North America copper mines, South America mining, Indonesia mining, Africa mining and Molybdenum mines, and operating segments that meet certain thresholds are reportable segments. For oil and gas operations, FCX determines its operating segments on a country-by-country basis. Separately disclosed in the following table are FCX's reportable segments, which include the Morenci, Cerro Verde, Grasberg and Tenke Fungurume copper mines, the Rod & Refining operations and the U.S. Oil & Gas operations.

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

Financial Information by Business Segments

(In millions)	Mining Operations
	North America Copper Mines			South America				Indonesia		Africa
													Atlantic	Other					Corporate,
											Molyb-		Copper	Mining			U.S.		Other
				Cerro							denum	Rod &	Smelting	& Elimi-		Total	Oil & Gas		& Elimi-		FCX
	Morenci	Other	Total	Verde	Other		Total	Grasberg		Tenke	Mines	Refining	& Refining	nations		Mining	Operations		nations		Total
Three Months Ended March 31, 2016
Revenues:
Unaffiliated customers	$162	$56	$218	$486	$144		$630	$498	[a]	$286	$—	$971	$422	$207	[b]	$3,232	$295		$—		$3,527
Intersegment	357	561	918	41	—		41	58		31	45	8	1	(1,102)		—	—		—		—
Production and delivery	340	448	788	291	119		410	394		226	52	970	393	(918)		2,315	407	[c]	3		2,725
Depreciation, depletion and amortization	62	82	144	101	31		132	81		60	19	2	8	18		464	255		3		722
Impairment of oil and gas properties	—	—	—	—	—		—	—		—	—	—	—	—		—	3,771		16	[d]	3,787
Selling, general and administrative expenses	—	1	1	2	—		2	14		2	—	—	4	4		27	49		64		140
Mining exploration and research expenses	—	1	1	—	—		—	—		—	—	—	—	18		19	—		—		19
Environmental obligations and shutdown costs	—	—	—	—	—		—	—		—	—	—	—	10		10	—		—		10
Operating income (loss)	117	85	202	133	(6)		127	67		29	(26)	7	18	(27)		397	(4,187)		(86)		(3,876)

Interest expense, net	1	—	1	22	—		22	—		—	—	—	4	20		47	71		82		200
Provision for (benefit from) income taxes	—	—	—	45	(6)		39	36		3	—	—	—	—		78	—		(8)		70
Total assets at March 31, 2016	3,490	4,751	8,241	9,495	1,623		11,118	9,354		5,088	1,983	236	653	1,292		37,965	4,360		339		42,664
Capital expenditures	28	6	34	156	1		157	225		35	1	1	2	4		459	480	[e]	43		982

Three Months Ended March 31, 2015
Revenues:
Unaffiliated customers	$106	$115	$221	$248	$231		$479	$621	[a]	$382	$—	$1,062	$540	$348	[b]	$3,653	$500	[f]	$—		$4,153
Intersegment	450	664	1,114	14	(7)	[g]	7	(14)	[g]	28	113	7	6	(1,261)		—	—		—		—
Production and delivery	374	569	943	198	147		345	439		235	83	1,063	519	(1,001)		2,626	283	[c]	3		2,912
Depreciation, depletion and amortization	51	82	133	37	38		75	70		73	26	2	10	16		405	530		4		939
Impairment of oil and gas properties	—	—	—	—	—		—	—		—	—	—	—	—		—	3,104		—		3,104
Selling, general and administrative expenses	1	—	1	1	—		1	25		3	—	—	5	6		41	54		59		154
Mining exploration and research expenses	—	3	3	—	—		—	—		—	—	—	—	30		33	—		—		33
Environmental obligations and shutdown costs	—	—	—	—	—		—	—		—	—	—	—	13		13	—		—		13
Net gain on sale of assets	—	(39)	(39)	—	—		—	—		—	—	—	—	—		(39)	—		—		(39)
Operating income (loss)	130	164	294	26	39		65	73		99	4	4	12	23		574	(3,471)		(66)		(2,963)

Interest expense, net	1	—	1	1	—		1	—		—	—	—	3	40		45	37		64		146
Provision for (benefit from) income taxes	—	—	—	5	19		24	29		26	—	—	—	—		79	—		(774)		(695)
Total assets at March 31, 2015	3,802	5,646	9,448	7,991	1,970		9,961	8,882		5,108	2,075	314	809	1,379		37,976	17,887		202		56,065
Capital expenditures	84	23	107	431	14		445	225		39	3	1	4	10		834	1,018	[e]	15		1,867

a.	Includes PT-FI’s sales to PT Smelting totaling $277 million in first-quarter 2016 and $350 million in first-quarter 2015.

b.	Includes revenues from FCX's molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North and South America copper mines.

c.
Includes charges at oil and gas operations totaling (i) $165 million in first-quarter 2016 and $13 million in first-quarter 2015 for idle rig costs and (ii) $35 million in first-quarter 2016 and $4 million in first-quarter 2015 primarily for inventory write downs.

d.	Reflects impairment charges for international oil and gas properties primarily in Morocco.

e.
Excludes international oil and gas capital expenditures totaling $43 million in first-quarter 2016 and $15 million in first-quarter 2015, primarily related to the Morocco oil and gas properties, which are included in corporate, other & eliminations.

f.	Includes net mark-to-market gains of $52 million associated with crude oil derivative contracts.

g.	Reflects net reductions for provisional pricing adjustments to prior period open sales.

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

The following condensed consolidating financial information includes information regarding FCX, as issuer, FM O&G LLC, as guarantor, and all other non-guarantor subsidiaries of FCX. Included are the condensed consolidating balance sheets at March 31, 2016, and December 31, 2015, and the related condensed consolidating statements of comprehensive (loss) income and cash flows for the three months ended March 31, 2016 and 2015 (in millions), which should be read in conjunction with FCX's notes to the consolidated financial statements.

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2016

	FCX		FM O&G LLC	Non-guarantor		Consolidated
	Issuer		Guarantor	Subsidiaries	Eliminations	FCX
ASSETS
Current assets	$272		$2,600	$8,092	$(3,731)	$7,233
Property, plant, equipment and mining development costs, net	25		59	27,292	—	27,376
Oil and gas properties, net - full cost method:
Subject to amortization, less accumulated amortization and impairments	—		517	1,183	—	1,700
Not subject to amortization	—		415	1,326	2	1,743
Investments in consolidated subsidiaries	20,674		—	—	(20,674)	—
Other assets	1,135		34	4,533	(1,090)	4,612
Total assets	$22,106		$3,625	$42,426	$(25,493)	$42,664

LIABILITIES AND EQUITY
Current liabilities	$2,714		$660	$4,782	$(3,730)	$4,426
Long-term debt, less current portion	14,599		6,592	11,818	(13,371)	19,638
Deferred income taxes	1,060	[a]	—	3,382	—	4,442
Environmental and asset retirement obligations, less current portion	—		310	3,452	—	3,762
Investments in consolidated subsidiaries	—		483	7,775	(8,258)	—
Other liabilities	41		3,355	1,751	(3,488)	1,659
Total liabilities	18,414		11,400	32,960	(28,847)	33,927

Redeemable noncontrolling interest	—		—	767	—	767

Equity:
Stockholders' equity	3,692		(7,775)	4,966	2,809	3,692
Noncontrolling interests	—		—	3,733	545	4,278
Total equity	3,692		(7,775)	8,699	3,354	7,970
Total liabilities and equity	$22,106		$3,625	$42,426	$(25,493)	$42,664

a.	All U.S. related deferred income taxes are recorded at the parent company.

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2015

	FCX		FM O&G LLC	Non-guarantor		Consolidated
	Issuer		Guarantor	Subsidiaries	Eliminations	FCX
ASSETS
Current assets	$181		$3,831	$10,982	$(7,532)	$7,462
Property, plant, equipment and mining development costs, net	26		57	27,426	—	27,509
Oil and gas properties, net - full cost method:
Subject to amortization, less accumulated amortization and impairments	—		710	1,552	—	2,262
Not subject to amortization	—		1,393	3,432	6	4,831
Investments in consolidated subsidiaries	24,311		—	—	(24,311)	—
Other assets	5,038		1,826	4,447	(6,798)	4,513
Total assets	$29,556		$7,817	$47,839	$(38,635)	$46,577

LIABILITIES AND EQUITY
Current liabilities	$6,012		$666	$5,155	$(7,526)	$4,307
Long-term debt, less current portion	14,735		5,883	11,594	(12,433)	19,779
Deferred income taxes	941	[a]	—	3,347	—	4,288
Environmental and asset retirement obligations, less current portion	—		305	3,434	—	3,739
Investment in consolidated subsidiary	—		—	2,397	(2,397)	—
Other liabilities	40		3,360	1,747	(3,491)	1,656
Total liabilities	21,728		10,214	27,674	(25,847)	33,769

Redeemable noncontrolling interest	—		—	764	—	764

Equity:
Stockholders' equity	7,828		(2,397)	15,725	(13,328)	7,828
Noncontrolling interests	—		—	3,676	540	4,216
Total equity	7,828		(2,397)	19,401	(12,788)	12,044
Total liabilities and equity	$29,556		$7,817	$47,839	$(38,635)	$46,577

a.	All U.S. related deferred income taxes are recorded at the parent company.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

Three Months Ended March 31, 2016
	FCX	FM O&G LLC		Non-guarantor			Consolidated
	Issuer	Guarantor		Subsidiaries		Eliminations	FCX
Revenues	$—	$78		$3,449		$—	$3,527
Total costs and expenses	27	1,629	[a]	5,741	[a]	6	7,403
Operating loss	(27)	(1,551)		(2,292)		(6)	(3,876)
Interest expense, net	(137)	(4)		(114)		55	(200)
Other income (expense), net	50	—		42		(54)	38
Loss before income taxes and equity in affiliated companies' net (losses) earnings	(114)	(1,555)		(2,364)		(5)	(4,038)
(Provision for) benefit from income taxes	(1,783)	616		1,095		2	(70)
Equity in affiliated companies' net (losses) earnings	(2,286)	(2,704)		(3,630)		8,627	7
Net (loss) income	(4,183)	(3,643)		(4,899)		8,624	(4,101)
Net income and preferred dividends attributable to noncontrolling interests	—	—		(77)		(6)	(83)
Net (loss) income attributable to common stockholders	$(4,183)	$(3,643)		$(4,976)		$8,618	$(4,184)

Other comprehensive income (loss)	—	—		—		—	—
Total comprehensive (loss) income	$(4,183)	$(3,643)		$(4,976)		$8,618	$(4,184)

a.
Includes charges totaling $1.3 billion at the FM O&G LLC guarantor and $2.5 billion at the non-guarantor subsidiaries related to impairment of FCX's oil and gas properties pursuant to full cost accounting rules.

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

a.
Includes charges totaling $1.1 billion at the FM O&G LLC guarantor and $2.0 billion at the non-guarantor subsidiaries related to impairment of FCX's oil and gas properties pursuant to full cost accounting rules.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2016

	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Cash flow from operating activities:
Net (loss) income	$(4,183)	$(3,643)	$(4,899)	$8,624	$(4,101)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	1	51	677	(7)	722
Impairment of oil and gas properties	—	1,291	2,483	13	3,787
Equity in losses (earnings) of consolidated subsidiaries	2,286	2,704	3,630	(8,627)	(7)
Other, net	127	7	17	—	151
Changes in working capital and other tax payments	1,652	(442)	(1,024)	2	188
Net cash (used in) provided by operating activities	(117)	(32)	884	5	740

Cash flow from investing activities:
Capital expenditures	—	(244)	(736)	(2)	(982)
Intercompany loans	(561)	(377)	—	938	—
Dividends from (investments in) consolidated subsidiaries	358	(41)	35	(352)	—
Other, net	—	2	—	—	2
Net cash (used in) provided by investing activities	(203)	(660)	(701)	584	(980)

Cash flow from financing activities:
Proceeds from debt	1,060	—	736	—	1,796
Repayments of debt	(750)	—	(692)	—	(1,442)
Intercompany loans	—	716	222	(938)	—
Net proceeds from sale of common stock	32	—	42	(42)	32
Cash dividends and distributions paid, and contributions received	(4)	—	(373)	355	(22)
Other, net	(18)	(24)	(11)	36	(17)
Net cash provided by (used in) financing activities	320	692	(76)	(589)	347

Net increase in cash and cash equivalents	—	—	107	—	107
Cash and cash equivalents at beginning of period	—	—	224	—	224
Cash and cash equivalents at end of period	$—	$—	$331	$—	$331

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2015

	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Cash flow from operating activities:
Net (loss) income	$(2,474)	$(2,343)	$(5,440)	$7,851	$(2,406)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	1	119	835	(16)	939
Impairment of oil and gas properties	—	1,062	2,042	—	3,104
Net gains on crude oil derivative contracts	—	(52)	—	—	(52)
Equity in losses (earnings) of consolidated subsidiaries	1,951	2,359	3,530	(7,841)	(1)
Other, net	(701)	6	(86)	—	(781)
Changes in working capital and other tax payments	1,171	(1,321)	58	6	(86)
Net cash (used in) provided by operating activities	(52)	(170)	939	—	717

Cash flow from investing activities:
Capital expenditures	—	(302)	(1,565)	—	(1,867)
Intercompany loans	(905)	(400)	—	1,305	—
Dividends from (investments in) consolidated subsidiaries	310	(14)	32	(328)	—
Other, net	—	—	127	—	127
Net cash (used in) provided by investing activities	(595)	(716)	(1,406)	977	(1,740)

Cash flow from financing activities:
Proceeds from debt	1,515	—	758	—	2,273
Repayments of debt	(530)	—	(272)	—	(802)
Intercompany loans	—	903	402	(1,305)	—
Cash dividends and distributions paid, and contributions received	(327)	—	(319)	296	(350)
Other, net	(11)	(18)	(16)	32	(13)
Net cash provided by (used in) financing activities	647	885	553	(977)	1,108

Net (decrease) increase in cash and cash equivalents	—	(1)	86	—	85
Cash and cash equivalents at beginning of period	—	1	463	—	464
Cash and cash equivalents at end of period	$—	$—	$549	$—	$549

NOTE 11. NEW ACCOUNTING STANDARDS
In May 2015, the Financial Accounting Standards Board (FASB) issued an ASU that removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share (or its equivalent) as a practical expedient. FCX adopted this ASU effective January 1, 2016, and the prior period disclosures have been restated to remove these investments from the levels within the fair value hierarchy (refer to Note 7).
In January 2016, FASB issued an ASU that amends the current guidance on the classification and measurement of financial instruments. This ASU makes limited changes to existing guidance and amends certain disclosure requirements. For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2017. Early adoption is not permitted, except for the provision on recording fair value changes for financial liabilities under the fair value option. FCX is currently evaluating the impact this ASU will have on its financial reporting and disclosures, but at this time does not expect the adoption of this ASU will have a material impact on its financial statements.
In February 2016, FASB issued an ASU that will require lessees to recognize most leases on the balance sheet. This ASU allows lessees to make an accounting policy election to not recognize a lease asset and liability for leases with a term of 12 months or less and do not have a purchase option that is expected to be exercised. For public entities, this ASU is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. This ASU must be applied using the modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. FCX is currently evaluating the impact this guidance will have on its financial statements.
In March 2016, FASB issued an ASU that simplifies various aspects of the accounting for share-based payment transactions, including the income tax consequences, statutory tax withholding requirements, an accounting policy election for forfeitures and the classification on the statement of cash flows. For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. Each of the amendments in this ASU provides specific transition requirements. FCX is currently evaluating the impact this guidance will have on its financial statements.
NOTE 12. SUBSEQUENT EVENTS
On May 10, 2016, FCX negotiated a termination and settlement of FM O&G's two drilling rig contracts with Noble Drilling (U.S.) LLC, a subsidiary of Noble Corporation plc. Under the settlement, FCX will provide Noble with $540 million in value over a 30-day period payable at FCX's option in cash, FCX's common stock, or bonds issued by Noble or its affiliates with maturities through December 31, 2019, subject to a limit of $200 million of bonds. FCX also agreed to provide Noble with contingent payments of up to $75 million depending on the price of crude oil over the next 12-month period. As a result of the settlement, Noble has released FM O&G from $0.8 billion in payment obligations under the two drilling rig contracts.

FCX evaluated events after March 31, 2016, and through the date the consolidated financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these consolidated financial statements.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan INC.

We have reviewed the consolidated balance sheet of Freeport-McMoRan Inc. as of March 31, 2016, and the related consolidated statements of operations, comprehensive loss and cash flows for the three-month periods ended March 31, 2016 and 2015, and the consolidated statement of equity for the three-month period ended March 31, 2016. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Freeport-McMoRan Inc. as of December 31, 2015, and the related consolidated statements of operations, comprehensive (loss) income, cash flows and equity for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 26, 2016. In our opinion, the accompanying consolidated balance sheet of Freeport-McMoRan Inc. as of December 31, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

Phoenix, Arizona
May 10, 2016

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, "we," "us" and "our" refer to Freeport-McMoRan Inc. (FCX) and its consolidated subsidiaries. You should read this discussion in conjunction with our financial statements, the related Management’s Discussion and Analysis of Financial Condition and Results of Operations and the discussion of our Business and Properties in our annual report on Form 10-K for the year ended December 31, 2015, filed with the United States (U.S.) Securities and Exchange Commission (SEC). The results of operations reported and summarized below are not necessarily indicative of future operating results (refer to "Cautionary Statement" for further discussion). References to "Notes" are Notes included in our Notes to Consolidated Financial Statements. Throughout Management's Discussion and Analysis of Financial Condition and Results of Operations, all references to earnings or losses per share are on a diluted basis.

OVERVIEW

We are a premier U.S.-based natural resources company with an industry-leading global portfolio of mineral assets and significant oil and gas resources. We are the world's largest publicly traded copper producer. Our portfolio of assets includes the Grasberg minerals district in Indonesia, one of the world's largest copper and gold deposits; significant mining operations in the Americas; including the large-scale Morenci minerals district in North America and the Cerro Verde operation in South America; the Tenke Fungurume (Tenke) minerals district in the Democratic Republic of Congo (DRC); and significant U.S. oil and gas assets, principally in the Deepwater Gulf of Mexico (GOM) and in California.

Our results for first-quarter 2016, compared with first-quarter 2015, were impacted by lower price realizations from copper and oil. Results for both periods were also impacted by impairment charges associated with oil and gas properties totaling $3.8 billion ($3.8 billion to net loss attributable to common stockholders) for first-quarter 2016 and $3.1 billion ($2.4 billion to net loss attributable to common stockholders) for first-quarter 2015. Refer to “Consolidated Results” for further discussion of our consolidated financial results.

At March 31, 2016, we had $20.8 billion in total debt. In February 2016, we reached agreement with our bank group to amend our revolving credit facility and term loan, which included modifications of the maximum leverage ratio and minimum interest expense coverage ratio to provide us with additional flexibility. Additionally, the commitment under the revolving credit facility was reduced from $4.0 billion to $3.5 billion. Refer to Note 5 for further discussion.

During first-quarter 2016, we announced plans to strengthen our balance sheet and accelerate debt reduction initiatives. In addition to reducing costs and capital expenditures to maximize cash flows from our global business, we announced plans to sell assets to repay debt. Our large portfolio of mining and oil and gas assets provides opportunities to generate significant proceeds while retaining a strong competitive position within the global copper industry and a high-quality portfolio of long-lived assets positioned to generate value as market conditions improve.

As further discussed in Note 1, on May 2, 2016, we completed the sale of an interest in the Timok exploration project in Serbia for $135 million in cash at closing and contingent consideration of up to $128 million. We have also entered into agreements to sell an additional 13 percent undivided interest in Morenci for $1.0 billion in cash and certain oil and gas royalty interests for $102 million, which are expected to close in second-quarter 2016. Additionally, on May 9, 2016, we announced that we have entered into a definitive agreement to sell our 70 percent interest in TF Holdings Limited (TFHL) for $2.65 billion in cash, before closing adjustments, and contingent consideration of up to $120 million. This transaction is expected to close in fourth-quarter 2016.

During first-quarter 2016, we conducted a formal process to evaluate alternatives for the oil and gas business. Further weakening in oil and gas prices and negative credit and financing market conditions during first-quarter 2016 had a significant unfavorable impact on the process. While the process did not identify a buyer for the entire oil and gas business, a number of parties have interest in select assets, and we continue to engage in discussions with parties interested in potential asset or joint venture transactions.

In the interim, we are taking immediate steps to reduce oil and gas costs further. In April 2016, we announced a new management structure and are instituting an approximate 25 percent oil and gas workforce reduction. The newly structured oil and gas management team is actively engaged in managing costs and developing plans to preserve and enhance asset values. We expect to record a charge of approximately $40 million in second-quarter 2016 associated with workforce reductions and other restructuring costs.

OUTLOOK

We view the long-term outlook for our business positively, supported by limitations on supplies of copper and by the requirements for copper and oil in the world’s economy. Our financial results vary as a result of fluctuations in market prices, primarily for copper, gold, molybdenum and oil, as well as other factors. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. Because we cannot control the price of our products, the key measures that management focuses on in operating our business are sales volumes, unit net cash costs for our mining operations, cash production costs per barrel of oil equivalent (BOE) for our oil and gas operations, operating cash flow and capital expenditures.

Projections included in this quarterly report on Form 10-Q assume renewal of PT Freeport Indonesia's (PT-FI) export permit after August 8, 2016, and have been adjusted for the anticipated closing of the Morenci transaction in second-quarter 2016; projections do not reflect any other potential transactions with third parties to raise cash for debt reduction, including the transaction to sell our interest in Africa mining.

Sales Volumes.  Following are our projected consolidated sales volumes for the year 2016:

Copper (millions of recoverable pounds):
North America copper mines	1,750
South America mining	1,370
Indonesia mining	1,410
Africa mining	485
	5,015
Gold (thousands of recoverable ounces)	1,850
Molybdenum (millions of recoverable pounds)	71	[a]
Oil Equivalents (million BOE or MMBOE)	54.4

a.	Projected molybdenum sales include 27 million pounds produced by our Molybdenum mines and 44 million pounds produced by our North and South America copper mines.

Consolidated sales for second-quarter 2016 are expected to approximate 1.15 billion pounds of copper, 195 thousand ounces of gold, 19 million pounds of molybdenum and 13.5 MMBOE. Anticipated higher grades from Grasberg in the second half of 2016 are expected to result in approximately 55 percent of consolidated copper sales and approximately 80 percent of gold sales occurring in the second half of the year. Projected sales volumes are dependent on operational performance and other factors. For other important factors that could cause results to differ materially from projections, refer to "Cautionary Statement."

Mining Unit Net Cash Costs. Assuming average prices of $1,250 per ounce of gold and $5 per pound of molybdenum for the remainder of 2016, and achievement of current sales volume and cost estimates, consolidated unit net cash costs (net of by-product credits) for our copper mines are expected to average $1.05 per pound of copper for the year 2016. The impact of price changes for the remainder of 2016 on consolidated unit net cash costs would approximate $0.015 per pound for each $50 per ounce change in the average price of gold and $0.01 per pound for each $2 per pound change in the average price of molybdenum. Quarterly unit net cash costs vary with fluctuations in sales volumes and realized prices primarily for gold and molybdenum. Refer to “Consolidated Results – Production and Delivery Costs” for further discussion of consolidated production and delivery costs for our mining operations.

Oil and Gas Cash Production Costs per BOE. Based on current sales volume and cost estimates, cash production costs for our oil and gas operations are expected to approximate $15 per BOE for the year 2016. Refer to “Operations – Oil and Gas” for further discussion of oil and gas production costs.

Consolidated Operating Cash Flow. Our consolidated operating cash flows vary with volumes, prices realized from copper, gold, molybdenum and oil sales, production costs, income taxes, other working capital changes and other factors. Based on current sales volume and cost estimates, and assuming average prices of $2.25 per pound of copper, $1,250 per ounce of gold, $5 per pound of molybdenum and $45 per barrel of Brent crude oil for the remainder of 2016, consolidated operating cash flows are estimated to approximate $4.8 billion for the year 2016 (including $0.8 billion in working capital sources and other tax payments). Projected consolidated operating cash flows for the year 2016 also reflect an estimated income tax provision of $1.2 billion primarily associated with income from our international mining operations (refer to "Consolidated Results - Income Taxes" for further discussion of our projected income tax rate for the year 2016). The impact of price changes for the remainder of 2016 on consolidated operating cash flows would approximate $340 million for each $0.10 per pound change in the average price of copper, $45 million for each $50 per ounce change in the average price of gold, $45 million for each $2 per pound change in the average price of molybdenum and $100 million for each $5 per barrel change in the average Brent crude oil price.

Consolidated Capital Expenditures. Consolidated capital expenditures are expected to approximate $3.3 billion for the year 2016, consisting of $1.8 billion for mining operations (including $1.4 billion for major projects, primarily for underground development activities at Grasberg and remaining costs for the Cerro Verde expansion) and $1.5 billion for oil and gas operations. Projected capital expenditures exclude idle rig cash costs, which reduce operating cash flows.

MARKETS

Metals. World prices for copper, gold and molybdenum can fluctuate significantly. During the period from January 2006 through April 2016, the London Metal Exchange (LME) spot copper price varied from a low of $1.26 per pound in 2008 to a record high of $4.60 per pound in 2011; the London Bullion Market Association (London) PM gold price fluctuated from a low of $525 per ounce in 2006 to a record high of $1,895 per ounce in 2011; and the Metals Week Molybdenum Dealer Oxide weekly average price ranged from a low of $4.46 per pound in 2015 to a high of $33.88 per pound in 2008. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in our “Risk Factors” contained in Part I, Item 1A. of our annual report on Form 10-K for the year ended December 31, 2015.

This graph presents LME spot copper prices and the combined reported stocks of copper at the LME, Commodity Exchange Inc. (COMEX), a division of the New York Mercantile Exchange (NYMEX), and the Shanghai Futures Exchange from January 2006 through April 2016. Since mid-2014, copper prices have declined because of concerns about slowing growth rates in China, a stronger U.S. dollar and a broad-based decline in commodity prices. During first-quarter 2016, LME spot copper prices ranged from a low of $1.96 per pound to a high of $2.31 per pound, averaged $2.12 per pound and closed at $2.20 per pound on March 31, 2016. LME spot copper prices closed at $2.29 per pound on April 29, 2016.

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

This graph presents London PM gold prices from January 2006 through April 2016. An improving economic outlook, stronger U.S. dollar and positive equity performance contributed to lower demand for gold in 2014 and 2015, resulting in lower prices. During first-quarter 2016, London PM gold prices ranged from a low of $1,077 per ounce to a high of $1,278 per ounce, averaged $1,183 per ounce and closed at $1,237 per ounce on March 31, 2016. London PM gold prices closed at $1,286 per ounce on April 29, 2016.

This graph presents the Metals Week Molybdenum Dealer Oxide weekly average prices from January 2006 through April 2016. Molybdenum prices have declined since mid-2014 because of weaker demand from global steel and stainless steel producers. During first-quarter 2016, the weekly average price of molybdenum ranged from a low of $5.15 per pound to a high of $5.49 per pound, averaged $5.30 per pound and was $5.45 on March 31, 2016. The Metals Week Molybdenum Dealer Oxide weekly average price was $6.06 per pound on April 29, 2016.

Oil and Gas. Market prices for crude oil and natural gas can fluctuate significantly. During the period from January 2006 through April 2016, the Brent crude oil price ranged from a low of $27.88 per barrel in 2016 to a high of $146.08 per barrel in 2008 and the NYMEX natural gas price fluctuated from a low of $1.71 per million British thermal units (MMBtu) in 2016 to a high of $13.11 per MMBtu in 2008. Crude oil and natural gas prices are affected by numerous factors beyond our control as described further in our “Risk Factors” contained in Part I, Item 1A. of our annual report on Form 10-K for the year ended December 31, 2015.

This graph presents Brent crude oil prices and NYMEX natural gas contract prices from January 2006 through April 2016. Since mid-2014, oil prices have significantly declined associated with concerns of global oversupply. During first-quarter 2016, the Brent crude oil price ranged from a low of $27.88 per barrel to a high of $41.79 per barrel, averaged $35.21 per barrel and was $39.60 per barrel on March 31, 2016. The Brent crude oil price was $48.13 per barrel on April 29, 2016.

CONSOLIDATED RESULTS

	Three Months Ended
	March 31,
	2016	2015
SUMMARY FINANCIAL DATA	(in millions, except per share amounts)
Revenues[a,b]	$3,527	$4,153	[c]
Operating loss[a,b,d,e]	$(3,876)	$(2,963)	[c,f]
Net loss attributable to common stock[b,d,e,g]	$(4,184)	$(2,474)	[c,f]
Diluted net loss per share attributable to common stock[b,d,e,g]	$(3.35)	$(2.38)	[c,f]
Diluted weighted-average common shares outstanding	1,251	1,040
Operating cash flows[h]	$740	$717
Capital expenditures	$982	$1,867
At March 31:
Cash and cash equivalents	$331	$549
Total debt, including current portion	$20,777	$20,312

a.As further detailed in Note 10, following is a summary of revenues and operating income (loss) by operating division (in millions):

	Three Months Ended
	March 31,
Revenues	2016	2015
North America copper mines	$1,136	$1,335
South America mining	671	486
Indonesia mining	556	607
Africa mining	317	410
Molybdenum mines	45	113
Rod & Refining	979	1,069
Atlantic Copper Smelting & Refining	423	546
U.S. oil & gas operations	295	500
Other mining & eliminations	(895)	(913)
Total revenues	$3,527	$4,153

Operating income (loss)
North America copper mines	$202	$294
South America mining	127	65
Indonesia mining	67	73
Africa mining	29	99
Molybdenum mines	(26)	4
Rod & Refining	7	4
Atlantic Copper Smelting & Refining	18	12
U.S. oil & gas operations	(4,187)	(3,471)
Other mining, corporate, other & eliminations	(113)	(43)
Total operating loss	$(3,876)	$(2,963)

b.
Includes favorable (unfavorable) adjustments to provisionally priced concentrate and cathode copper sales recognized in prior periods totaling $5 million ($3 million to net loss attributable to common stock or less than $0.01 per share) in first-quarter 2016 and $(106) million ($(59) million to net loss attributable to common stock or $(0.06) per share) in first-quarter 2015. Refer to “Revenues” for further discussion.

c.
Includes net noncash mark-to-market losses associated with crude oil derivative contracts totaling $48 million ($30 million to net loss attributable to common stock or $0.03 per share). We currently do not have any oil and gas derivative contracts in place for 2016 or future years. Refer to "Revenues" for further discussion.

d.
Includes charges to reduce the carrying value of oil and gas properties pursuant to full cost accounting rules totaling $3.8 billion ($3.8 billion to net loss attributable to common stock or $3.03 per share) in first-quarter 2016 and $3.1 billion ($2.4 billion to net loss attributable to common stock or $2.31 per share) in first-quarter 2015. As a result of the impairments to oil and gas properties, we recorded tax charges of $1.4 billion in first-quarter 2016 and $458 million in first-quarter 2015 to establish valuation allowances against U.S. federal and state deferred tax assets that will not generate a future benefit. These tax charges have been reflected in the after-tax impacts for the impairment of oil and gas properties.

e.
Includes charges at oil and gas operations totaling (i) $165 million ($165 million to net loss attributable to common stock or $0.13 per share) in first-quarter 2016 and $13 million ($8 million to net loss attributable to common stock or $0.01 per share)

in first-quarter 2015 for idle rig costs and (ii) $35 million ($35 million to net loss attributable to common stock or $0.03 per share) in first-quarter 2016 and $4 million ($2 million to net loss attributable to common stock or less than $0.01 per share) in first-quarter 2015, primarily for inventory write downs.

f.	Includes a gain of $39 million ($25 million to net loss attributable to common stock or $0.02 per share) associated with the sale of our one-third interest in the Luna Energy power facility.

g.	We defer recognizing profits on intercompany sales until final sales to third parties occur. Refer to "Operations - Smelting & Refining" for a summary of net impacts from changes in these deferrals.

h.	Includes net working capital sources (uses) and changes in other tax payments of $188 million in first-quarter 2016 and $(86) million in first-quarter 2015.

	Three Months Ended
	March 31,
	2016	2015
SUMMARY OPERATING DATA
Copper
Production (millions of recoverable pounds)	1,097	915
Sales, excluding purchases (millions of recoverable pounds)	1,123	960
Average realized price per pound	$2.17	$2.72
Site production and delivery costs per pound[a]	$1.51	$1.93
Unit net cash costs per pound[a]	$1.38	$1.64
Gold
Production (thousands of recoverable ounces)	184	259
Sales, excluding purchases (thousands of recoverable ounces)	201	263
Average realized price per ounce	$1,227	$1,186
Molybdenum
Production (millions of recoverable pounds)	20	24
Sales, excluding purchases (millions of recoverable pounds)	17	23
Average realized price per pound	$7.61	$10.17
Oil Equivalents
Sales volumes
MMBOE	12.1	12.5
Thousand BOE (MBOE) per day	133	139
Cash operating margin per BOE[b]
Realized revenues	$23.79	$43.71	[c]
Cash production costs	(15.85)	(20.26)
Cash operating margin	$7.94	$23.45

a.
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

b.
Cash operating margin for oil and gas operations reflects realized revenues less cash production costs. Cash production costs exclude accretion and other costs. For reconciliations of realized revenues and cash production costs per BOE to revenues and production and delivery costs reported in our consolidated financial statements, refer to "Product Revenues and Production Costs."

c.	Includes realized cash gains on crude oil derivative contracts of $8.00 per BOE. We currently do not have any oil or gas derivative contracts in place for 2016 or future years.

Revenues
Consolidated revenues totaled $3.5 billion in first-quarter 2016 and $4.2 billion in first-quarter 2015. Revenues from our mining operations include the sale of copper concentrate, copper cathode, copper rod, gold, molybdenum, silver and cobalt. During first-quarter 2016, 45 percent of our mined copper was sold in concentrate, 33 percent as cathode and 22 percent as rod from North America operations. Revenues from our oil and gas operations include the sale of oil, natural gas and natural gas liquids (NGLs). During first-quarter 2016, 86 percent of our oil and gas revenues were from oil and NGLs. Following is a summary of changes in our consolidated revenues between periods (in millions):

Three Months Ended March 31

Consolidated revenues - 2015 period	$4,153
Mining operations:
Higher (lower) sales volumes from mining operations:
Copper	445
Gold	(74)
Molybdenum	(68)
(Lower) higher average realized prices from mining operations:
Copper	(618)
Gold	8
Molybdenum	(43)
Net adjustments for prior period provisionally priced copper sales	111
Lower revenues from purchased copper	(43)
Lower Atlantic Copper revenues	(123)
Oil and gas operations:
Lower oil sales volumes	(3)
Lower oil average realized price, excluding derivative contracts	(128)
First-quarter 2015 mark-to-market gains on crude oil derivative contracts	(52)
Other, including intercompany eliminations	(38)
Consolidated revenues - 2016 period	$3,527

Mining Operations
Sales Volumes. Consolidated copper sales increased to 1.1 billion pounds in first-quarter 2016, compared with 960 million pounds in first-quarter 2015, primarily reflecting higher volumes associated with the Cerro Verde expansion. Consolidated gold sales decreased to 201 thousand ounces in first-quarter 2016, compared with 263 thousand ounces in first-quarter 2015, primarily reflecting lower ore grades and recoveries. Consolidated molybdenum sales volumes decreased to 17 million pounds in first-quarter 2016, compared with 23 million pounds in first-quarter 2015, primarily reflecting lower demand and reduced volumes from the Henderson molybdenum mine. Refer to “Operations” for further discussion of sales volumes at our mining operations.

Metals Realized Prices. Our consolidated revenues can vary significantly as a result of fluctuations in the market prices of copper, gold and molybdenum, and to a lesser extent silver and cobalt. Average realized prices in first-quarter 2016 were 20 percent lower for copper, 3 percent higher for gold and 25 percent lower for molybdenum, compared with first-quarter 2015. Refer to "Markets" for further discussion.

Provisionally Priced Copper Sales. Impacts of net adjustments for prior period provisionally priced sales primarily relate to copper sales. Substantially all of our copper concentrate and cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) primarily based on quoted LME monthly average spot copper prices. We receive market prices based on prices in the specified future period, which results in price fluctuations recorded through revenues until the date of settlement. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on our provisionally priced concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until final pricing on the date of settlement. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs. Favorable (unfavorable) impacts of net adjustments to prior periods' provisionally priced copper sales totaled $5 million for first-quarter 2016 and $(106) million for first-quarter 2015.

At March 31, 2016, we had provisionally priced copper sales at our copper mining operations totaling 520 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average of $2.20 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the March 31, 2016, provisional price recorded would have an approximate $19 million effect on 2016 net loss attributable to common stock. The LME spot copper price was $2.29 per pound on April 29, 2016.

Purchased Copper. We purchased copper cathode for processing by our Rod & Refining segment totaling 27 million pounds in first-quarter 2016 and 40 million pounds in first-quarter 2015. Lower purchased copper revenues primarily reflect lower purchased copper volumes and prices.

Atlantic Copper Revenues. Lower first-quarter 2016 revenues from Atlantic Copper, our wholly owned copper smelting and refining unit in Spain, compared with first-quarter 2015, primarily reflect lower copper prices.

Oil and Gas Operations
Oil Sales Volumes. Oil sales volumes of 8.3 million barrels (MMBbls) in first-quarter 2016 were slightly lower than first-quarter 2015 sales of 8.4 MMBbls, primarily reflecting lower volumes from California, partly offset by higher volumes from the Deepwater GOM.

Realized Oil Prices and Derivative Contracts. Our average realized price for oil of $29.06 per barrel in first-quarter 2016 was 35 percent lower than our average realized price of $44.54 per barrel in first-quarter 2015 (excluding cash gains on derivative contracts).
Crude Oil Derivative Contracts. During 2015, we had crude oil derivative contracts that were not designated as hedging instruments; accordingly, they were recorded at fair value with the mark-to-market gains and losses recorded in revenues each period. We currently do not have any oil and gas derivative contracts in place for 2016 and future years. During first-quarter 2015, mark-to-market gains on crude oil derivative contracts totaled $52 million (consisting of cash gains of $100 million, partly offset by net noncash mark-to-market losses of $48 million).

Production and Delivery Costs
Consolidated production and delivery costs totaled $2.7 billion in first-quarter 2016 and $2.9 billion in first-quarter 2015. Production and delivery costs for mining operations were $311 million lower in first-quarter 2016, compared with first-quarter 2015, primarily reflecting ongoing cost reduction initiatives, partly offset by increased costs at Cerro Verde resulting from higher volumes. Production and delivery costs for our U.S. oil and gas operations were $124 million higher in first-quarter 2016, compared with first-quarter 2015, primarily reflecting higher idle rig costs and inventory write downs (which totaled $200 million for first-quarter 2016 and $17 million for first-quarter 2015), partly offset by lower cash production costs at GOM and California primarily associated with ongoing cost reduction efforts.

Mining Unit Site Production and Delivery Costs
Site production and delivery costs for our copper mining operations primarily include labor, energy and commodity-based inputs, such as sulphuric acid, reagents, liners, tires and explosives. Consolidated unit site production and delivery costs (before net noncash and other costs) for our copper mines totaled $1.51 per pound of copper in first-quarter 2016 and $1.93 per pound in first-quarter 2015. Lower consolidated unit site production and delivery costs in first-quarter 2016, compared with first-quarter 2015, primarily reflects higher copper sales volumes in South America and the impact of ongoing cost reduction initiatives. Refer to “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements.

Oil and Gas Cash Production Costs per BOE
Production costs for our oil and gas operations primarily include costs incurred to operate and maintain wells and related equipment and facilities, such as lease operating expenses, steam gas costs, electricity, production and ad valorem taxes, and gathering and transportation expenses. Cash production costs for our oil and gas operations averaged $15.85 per BOE in first-quarter 2016 and $20.26 per BOE in first-quarter 2015. Lower cash production costs in first-quarter 2016, compared with first-quarter 2015, primarily reflects increased production from the

Deepwater GOM and ongoing cost reduction efforts. Refer to “Operations” for further discussion of cash production costs at our oil and gas operations.

Depreciation, Depletion and Amortization
Depreciation will vary under the unit-of-production (UOP) method as a result of changes in sales volumes and the related UOP rates at our mining and oil and gas operations. Consolidated depreciation, depletion and amortization (DD&A) totaled $722 million in first-quarter 2016 and $939 million in first-quarter 2015. DD&A from mining operations was $59 million higher in first-quarter 2016, compared with first-quarter 2015, primarily reflecting higher copper sales volumes from Cerro Verde. DD&A from our U.S. oil and gas operations was $275 million lower in first-quarter 2016, compared with first-quarter 2015, primarily reflecting lower DD&A rates as a result of reduced oil and gas property costs subject to amortization following impairments.

Impairment of Oil and Gas Properties
Under full cost accounting rules, a "ceiling test" is conducted each quarter to review the carrying value of our oil and gas properties for impairment. At March 31, 2016 and 2015, net capitalized costs with respect to our proved oil and gas properties exceeded the related ceiling test limitation, which resulted in the recognition of impairment charges of $3.8 billion in first-quarter 2016 and $3.1 billion in first-quarter 2015. Refer to Note 1 and "Operations" for further discussion.

Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses of $140 million in first-quarter 2016 were lower than $154 million in first-quarter 2015, primarily reflecting lower incentive compensation. We expect selling, general and administrative expenses to decline in 2016, compared with 2015, as a result of ongoing initiatives to reduce costs.

Consolidated selling, general and administrative expenses were net of capitalized general and administrative expense at our oil and gas operations, which totaled $28 million in first-quarter 2016 and $32 million in first-quarter 2015.

Mining Exploration and Research Expenses
Consolidated exploration and research expenses for our mining operations totaled $19 million in first-quarter 2016 and $33 million in first-quarter 2015. Our mining exploration activities are generally associated with our existing mines focusing on opportunities to expand reserves and resources to support development of additional future production capacity. Exploration results continue to indicate opportunities for what we believe could be significant future potential reserve additions in North and South America, and in the Tenke minerals district. Exploration spending continues to be constrained by market conditions and is expected to approximate $50 million for the year 2016.

Exploration costs for our oil and gas operations are capitalized to oil and gas properties.

Environmental Obligations and Shutdown Costs
Environmental obligation costs reflect net revisions to our long-term environmental obligations, which vary from period to period because of changes to environmental laws and regulations, the settlement of environmental matters and/or circumstances affecting our operations that could result in significant changes in our estimates. Shutdown costs include care and maintenance costs and any litigation, remediation or related expenditures associated with closed facilities or operations. Net charges for environmental obligations and shutdown costs totaled $10 million in first-quarter 2016 and $13 million in first-quarter 2015.

Net Gain on Sale of Assets
Net gain on sale of assets totaled $39 million in first-quarter 2015 related to the sale of our one-third interest in the Luna Energy power facility.

Interest Expense, Net
Consolidated interest expense (excluding capitalized interest) totaled $228 million in first-quarter 2016 and $210 million in first-quarter 2015. Capitalized interest varies with the level of expenditures for our development projects and average interest rates on our borrowings, and totaled $28 million in first-quarter 2016 and $64 million in first-quarter 2015.

Income Taxes
Following is a summary of the approximate amounts used in the calculation of our consolidated income tax benefit
(provision) for the first quarters of 2016 and 2015 (in millions, except percentages):

	Three Months Ended March 31,
	2016					2015
	Income(Loss)[a]	Effective Tax Rate		Income Tax Benefit (Provision)		Income (Loss)[a]	Effective Tax Rate	Income Tax Benefit (Provision)
U.S.	$(464)	3%		$16		$(302)	42%	$126
South America	113	35%		(39)		60	40%	(24)
Indonesia	91	40%		(36)		61	47%	(29)
Africa	(2)	(134)%		(3)		55	47%	(26)
Impairment of oil and gas properties	(3,787)	38%		1,435		(3,104)	37%	1,163
Valuation allowance, net	—	N/A		(1,435)	[b]	—	N/A	(458)	[b]
Eliminations and other	11	N/A		7		128	N/A	(27)
Rate adjustment[c]	—	N/A		(15)		—	N/A	(30)
Consolidated FCX	$(4,038)	(2)%	[d]	$(70)		$(3,102)	22%	$695

a.	Represents income (loss) by geographic location before income taxes and equity in affiliated companies’ net earnings.

b.
As a result of the impairment to U.S. oil and gas properties, we recorded tax charges to establish valuation allowances against U.S. federal and state deferred tax assets that will not generate a future benefit.

c.	In accordance with applicable accounting rules, we adjust our interim provision for income taxes to equal our consolidated tax rate.

d.
The consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which we operate. Accordingly, variations in the relative proportions of jurisdictional income result in fluctuations to our consolidated effective income tax rate. Assuming achievement of current sales volume and cost estimates and average prices of $2.25 per pound for copper, $1,250 per ounce for gold, $5 per pound for molybdenum and $45 per barrel of Brent crude oil for the remainder of 2016, we estimate our consolidated effective tax rate for the year 2016 will approximate 40 percent, excluding U.S. domestic losses.

OPERATIONS
North America Copper Mines
We operate seven open-pit copper mines in North America – Morenci, Bagdad, Safford, Sierrita and Miami in Arizona, and Chino and Tyrone in New Mexico. All of the North America mining operations are wholly owned, except for Morenci. We record our 85 percent joint venture interest in Morenci using the proportionate consolidation method. In February 2016, we entered into a definitive agreement to sell an additional 13 percent joint venture interest in Morenci, which is expected to close in second-quarter 2016 (refer to Note 1).

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

Operating and Development Activities. We have significant undeveloped reserves and resources in North America and a portfolio of long-term development projects. In the near term, we are deferring development of new projects as a result of current market conditions. Future investments will be undertaken based on the results of economic and technical feasibility studies, and market conditions.

During 2015, we revised plans for our North America copper mines to incorporate reductions in mining rates to reduce operating and capital costs, including the suspension of mining operations at the Miami mine, a transitioned suspension of production at the Sierrita mine, a 50 percent reduction in mining rates at the Tyrone mine and adjustments to mining rates at other North America mines. The revised plans at each of the operations incorporate the impacts of lower energy, acid and other consumables, reduced labor costs and a significant reduction in capital spending plans. These plans will continue to be reviewed and additional adjustments will be made as market conditions warrant.

Operating Data. Following is a summary of consolidated operating data for the North America copper mines for the first quarters of 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Operating Data, Net of Joint Venture Interest
Copper
Production (millions of recoverable pounds)	487	452
Sales (millions of recoverable pounds)	503	472
Average realized price per pound	$2.16	$2.73

Molybdenum
Production (millions of recoverable pounds)[a]	8	9

100% Operating Data
SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	833,400	915,100
Average copper ore grade (percent)	0.31	0.25
Copper production (millions of recoverable pounds)	302	247

Mill operations
Ore milled (metric tons per day)	298,600	301,500
Average ore grade (percent):
Copper	0.50	0.48
Molybdenum	0.03	0.03
Copper recovery rate (percent)	84.7	85.4
Copper production (millions of recoverable pounds)	226	241

a.	Refer to "Consolidated Results" for our consolidated molybdenum sales volumes, which includes sales of molybdenum produced at the North America copper mines.

Copper sales volumes from our North America copper mines increased to 503 million pounds in first-quarter 2016, compared with 472 million pounds in first-quarter 2015, primarily reflecting higher ore grades at Morenci and Safford.

Copper sales from North America (adjusted for the anticipated closing of the Morenci transaction in second-quarter 2016) are expected to approximate 1.75 billion pounds for the year 2016, compared with 2.0 billion pounds in 2015.

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

Gross Profit per Pound of Copper and Molybdenum

The following tables summarize unit net cash costs and gross profit per pound at our North America copper mines for the first quarters of 2016 and 2015. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended March 31,
	2016			2015
	By- Product Method	Co-Product Method		By- Product Method	Co-Product Method
		Copper	Molyb- denum[a]		Copper	Molyb- denum[a]
Revenues, excluding adjustments	$2.16	$2.16	$5.27	$2.73	$2.73	$8.81

Site production and delivery, before net noncash and other costs shown below	1.40	1.35	4.29	1.81	1.70	6.25
By-product credits	(0.08)	—	—	(0.18)	—	—
Treatment charges	0.10	0.10	—	0.13	0.13	—
Unit net cash costs	1.42	1.45	4.29	1.76	1.83	6.25
Depreciation, depletion and amortization	0.28	0.27	0.54	0.28	0.27	0.63
Noncash and other costs, net	0.05	0.05	(0.05)	0.07	0.06	0.05
Total unit costs	1.75	1.77	4.78	2.11	2.16	6.93
Revenue adjustments, primarily for pricing on prior period open sales	—	—	—	(0.06)	(0.06)	—
Gross profit per pound	$0.41	$0.39	$0.49	$0.56	$0.51	$1.88

Copper sales (millions of recoverable pounds)	502	502		471	471
Molybdenum sales (millions of recoverable pounds)[a]			8			9

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

Our North America copper mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) of $1.42 per pound of copper in first-quarter 2016 were lower than unit net cash costs of $1.76 per pound in first-quarter 2015, primarily reflecting the impact of cost reduction initiatives and higher sales volumes, partly offset by lower by-product credits.

Because certain assets are depreciated on a straight-line basis, North America's average unit depreciation rate may vary with asset additions and the level of copper production and sales.

Average unit net cash costs (net of by-product credits) for our North America copper mines are expected to approximate $1.45 per pound of copper for the year 2016, based on achievement of current sales volume and cost estimates, and assuming an average price of $5 per pound of molybdenum for the remainder of 2016. North America's average unit net cash costs would change by approximately $0.013 per pound for each $2 per pound change in the average price of molybdenum.

South America Mining
We operate two copper mines in South America – Cerro Verde in Peru (in which we own a 53.56 percent interest) and El Abra in Chile (in which we own a 51 percent interest). These operations in South America are consolidated in our financial statements.

South America mining includes open-pit mining, sulfide ore concentrating, leaching and SX/EW operations. Production from our South America mines is sold as copper concentrate or cathode under long-term contracts. Our South America mines also ship a portion of their copper concentrate inventories to Atlantic Copper. In addition to copper, the Cerro Verde mine produces molybdenum concentrate and silver.

Operating and Development Activities. In September 2015, the Cerro Verde expansion project commenced operations and achieved capacity operating rates during first-quarter 2016. Cerro Verde's expanded operations benefit from its large-scale, long-lived reserves and cost efficiencies. The project expanded the concentrator facilities from 120,000 metric tons of ore per day to 360,000 metric tons of ore per day and is on track to provide incremental annual production of approximately 600 million pounds of copper and 15 million pounds of molybdenum.

During 2015, we revised operating plans for our South America mines principally to reflect adjustments to our mine plan at El Abra to reduce mining and stacking rates by approximately 50 percent to achieve lower operating and labor costs, defer capital expenditures and extend the life of the existing operations.

In February 2016, El Abra and one of its two workers’ unions signed a new Collective Labor Agreement (CLA), and in April 2016, El Abra and its other workers' union reached agreement on a new CLA. These CLAs expire on April 30, 2020.

Operating Data. Following is a summary of consolidated operating data for our South America mining operations for the first quarters of 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Copper
Production (millions of recoverable pounds)	335	193
Sales (millions of recoverable pounds)	323	200
Average realized price per pound	$2.19	$2.71

Molybdenum
Production (millions of recoverable pounds)[a]	5	2

SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	140,700	233,600
Average copper ore grade (percent)	0.41	0.41
Copper production (millions of recoverable pounds)	90	114

Mill operations
Ore milled (metric tons per day)	339,400	119,300
Average ore grade:
Copper (percent)	0.43	0.44
Molybdenum (percent)	0.02	0.02
Copper recovery rate (percent)	86.2	79.6
Copper production (millions of recoverable pounds)	245	79

a.	Refer to "Consolidated Results" for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at Cerro Verde.

Consolidated copper sales volumes from South America of 323 million pounds in first-quarter 2016 were higher than first-quarter 2015 sales of 200 million pounds, primarily reflecting higher mining and milling rates at Cerro Verde.

Copper sales from South America mines are expected to approximate 1.37 billion pounds of copper for the year 2016, compared with 871 million pounds in 2015.

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

Gross Profit per Pound of Copper

The following tables summarize unit net cash costs and gross profit per pound of copper at the South America mining operations for the first quarters of 2016 and 2015. Unit net cash costs per pound of copper are reflected under the by-product and co-product methods as the South America mining operations also had small amounts of molybdenum and silver sales. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended March 31,
	2016		2015
	By-Product Method	Co-Product Method	By-Product Method	Co-Product Method
Revenues, excluding adjustments	$2.19	$2.19	$2.71	$2.71

Site production and delivery, before net noncash and other costs shown below	1.23	1.19	1.75	1.69
By-product credits	(0.07)	—	(0.08)	—
Treatment charges	0.23	0.23	0.17	0.17
Royalty on metals	0.01	0.01	—	—
Unit net cash costs	1.40	1.43	1.84	1.86
Depreciation, depletion and amortization	0.40	0.39	0.38	0.36
Noncash and other costs, net	0.02	0.02	0.02	0.03
Total unit costs	1.82	1.84	2.24	2.25
Revenue adjustments, primarily for pricing on prior period open sales	0.03	0.03	(0.15)	(0.15)
Gross profit per pound	$0.40	$0.38	$0.32	$0.31

Copper sales (millions of recoverable pounds)	323	323	200	200

Our South America mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) of $1.40 per pound of copper in first-quarter 2016 were lower than unit net cash costs of $1.84 per pound in first-quarter 2015, primarily reflecting higher copper sales volumes associated with the Cerro Verde expansion.

Revenues from Cerro Verde's concentrate sales are recorded net of treatment and refining charges. Accordingly, treatment charges will vary with Cerro Verde's sales volumes and the price of copper.

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

Average unit net cash costs (net of by-product credits) for our South America mining operations would approximate $1.43 per pound of copper for the year 2016, based on current sales volume and cost estimates, and assuming average prices of $5 per pound of molybdenum for the remainder of 2016.

Indonesia Mining
Indonesia mining includes PT-FI’s Grasberg minerals district, one of the world's largest copper and gold deposits, in Papua, Indonesia. We own 90.64 percent of PT-FI, including 9.36 percent owned through our wholly owned subsidiary, PT Indocopper Investama.

PT-FI proportionately consolidates an unincorporated joint venture with Rio Tinto plc (Rio Tinto), under which Rio Tinto has a 40 percent interest in certain assets and a 40 percent interest through 2021 in production exceeding specified annual amounts of copper, gold and silver. After 2021, all production and related revenues and costs are shared 60 percent PT-FI and 40 percent Rio Tinto. Refer to Note 3 in our annual report on Form 10-K for the year ended December 31, 2015, for discussion of our joint venture with Rio Tinto.

PT-FI produces copper concentrate that contains significant quantities of gold and silver. Substantially all of PT-FI’s copper concentrate is sold under long-term contracts, and during first-quarter 2016, approximately half of PT-FI's copper concentrate was sold to PT Smelting, its 25-percent-owned smelter and refinery in Gresik, Indonesia.

Regulatory Matters. In October 2015, the Indonesian government provided a letter of assurance to PT-FI indicating that it will approve the extension of PT-FI's operations beyond 2021, and provide the same rights and the same level of legal and fiscal certainty provided under its current Contract of Work (COW). PT-FI continues to engage in discussions with the Indonesian government to obtain an extension of its long-term rights available under the COW.

In connection with its COW negotiations and subject to concluding an agreement to extend PT-FI's operations beyond 2021 on acceptable terms, PT-FI has agreed to construct new smelter capacity in Indonesia and to divest an additional 20.64 percent interest in PT-FI at fair market value.

PT-FI is required to apply for renewal of export permits at six-month intervals. On February 9, 2016, PT-FI's export permit was renewed through August 8, 2016. The Indonesian government continues to impose a 5.0 percent export duty while it reviews PT-FI's smelter plans.

We cannot predict whether PT-FI will be successful in reaching a satisfactory agreement on the terms of its long-term mining rights. If PT-FI is unable to reach agreement with the Indonesian government on its long-term rights, we may be required to reduce or defer investments in underground development projects, which could have a material adverse effect on PT-FI’s future production and reserves. In addition, PT-FI would intend to pursue any and all claims against the Indonesian government for breach of contract through international arbitration. Refer to "Risk Factors" contained in Part I, Item 1A. of our annual report on Form 10-K for the year ended December 31, 2015, for further discussion of risks associated with our operations in Indonesia.

Operating and Development Activities. PT-FI has further revised its plans to incorporate improved operational efficiencies, reductions in input costs, supplies and contractor costs, foreign exchange impacts and an approximate 20 percent deferral of capital expenditures that had been planned for 2016.

PT-FI has several projects in progress in the Grasberg minerals district related to the development of its large-scale, long-lived, high-grade underground ore bodies. In aggregate, these underground ore bodies are expected to produce large-scale quantities of copper and gold following the transition from the Grasberg open pit, currently anticipated to occur in late 2017. From 2016 to 2020, estimated aggregate capital spending on these projects is currently expected to average $1.0 billion per year ($0.8 billion per year net to PT-FI). Considering the long-term nature and size of these projects, actual costs could vary from these estimates. In response to market conditions and Indonesian regulatory uncertainty, the timing of these expenditures continues to be reviewed.

The following provides additional information on the continued development of the Common Infrastructure project, the Grasberg Block Cave underground mine and the Deep Mill Level Zone (DMLZ) ore body that lies below the Deep Ore Zone (DOZ) underground mine.

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

The Grasberg Block Cave underground mine accounts for more than 45 percent of our recoverable proven and probable reserves in Indonesia. Production at the Grasberg Block Cave mine is expected to commence in 2018, following the end of mining of the Grasberg open pit. Targeted production rates once the Grasberg Block Cave mining operation reaches full capacity are expected to approximate 160,000 metric tons of ore per day. As a result of current market conditions, PT-FI is reviewing its operating plans to determine the optimum mine plan for the Grasberg Block Cave.

Aggregate mine development capital for the Grasberg Block Cave mine and associated Common Infrastructure is expected to approximate $6.0 billion (incurred between 2008 and 2022), with PT-FI’s share totaling approximately $5.5 billion. Aggregate project costs totaling $2.3 billion have been incurred through March 31, 2016 ($120 million during first-quarter 2016).

DMLZ. The DMLZ ore body lies below the DOZ mine at the 2,590-meter elevation and represents the downward continuation of mineralization in the Ertsberg East Skarn system and neighboring Ertsberg porphyry. In September 2015, PT-FI initiated a significant step towards full production of the DMLZ block-cave mine by commencing the undercutting of the ore body.

Drilling efforts continue to determine the extent of the ore body. Aggregate mine development capital costs for the DMLZ underground mine are expected to approximate $2.6 billion (incurred between 2009 and 2020), with PT-FI’s share totaling approximately $1.6 billion. Aggregate project costs totaling $1.6 billion have been incurred through March 31, 2016 ($75 million during first-quarter 2016).

Operating Data. Following is a summary of consolidated operating data for our Indonesia mining operations for the first quarters of 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Operating Data, Net of Joint Venture Interest
Copper
Production (millions of recoverable pounds)	165	154
Sales (millions of recoverable pounds)	174	155
Average realized price per pound	$2.20	$2.74

Gold
Production (thousands of recoverable ounces)	178	255
Sales (thousands of recoverable ounces)	195	260
Average realized price per ounce	$1,228	$1,186

100% Operating Data
Ore milled (metric tons per day):[a]
Grasberg open pit	105,800	107,900
DOZ underground mine[b]	44,200	49,000
DMLZ underground mine[c]	4,100	—
Grasberg Block Cave[d]	2,300	—
Big Gossan underground mine[d]	200	—
Total	156,600	156,900
Average ore grades:
Copper (percent)	0.69	0.57
Gold (grams per metric ton)	0.53	0.68
Recovery rates (percent):
Copper	89.3	90.5
Gold	80.6	84.5
Production:
Copper (millions of recoverable pounds)	183	154
Gold (thousands of recoverable ounces)	190	255

a.	Amounts represent the approximate average daily throughput processed at PT-FI’s mill facilities from each producing mine and from development activities that result in metal production.

b.	Ore milled from the DOZ underground mine is expected to ramp up to over 60,000 metric tons of ore per day in 2017.

c.	Targeted production rates once the DMLZ underground mine reaches full capacity are expected to approximate 80,000 metric tons of ore per day in 2021.

d.	Production from the Big Gossan underground mine is expected to restart in the first half of 2017, and production from the Grasberg Block Cave underground mine is expected to commence in 2018.

Indonesia's first-quarter 2016 consolidated copper sales of 174 million pounds were higher than first-quarter 2015 sales of 155 million pounds, primarily reflecting higher copper ore grades. Indonesia's first-quarter 2016 gold sales of 195 thousand ounces were lower than first-quarter 2015 sales of 260 thousand ounces, primarily reflecting lower gold ore grades and recoveries.

During first-quarter 2016, copper production was impacted by reduced mill operating rates associated with unplanned equipment failures. Temporary repairs to the mill were performed and a permanent repair is scheduled in second-quarter 2016. As a result, second-quarter 2016 mill rates are expected to approximate first-quarter 2016 mill rates. The projected impact of the equipment failure and repairs is a reduction of 65 million pounds of copper for the year 2016.

At the Grasberg mine, the sequencing of mining areas with varying ore grades causes fluctuations in quarterly and annual production of copper and gold. Consolidated sales volumes from our Indonesia mining operations are expected to approximate 1.4 billion pounds of copper and 1.85 million ounces of gold for the year 2016, compared with 744 million pounds of copper and 1.2 million ounces of gold for the year 2015. PT-FI expects ore grades to improve significantly beginning in the second half of 2016, with approximately 70 percent of PT-FI's copper sales and 80 percent of PT-FI's gold sales anticipated in the second half of the year.

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

Gross Profit per Pound of Copper and per Ounce of Gold

The following tables summarize the unit net cash costs and gross profit per pound of copper and per ounce of gold at our Indonesia mining operations for the first quarters of 2016 and 2015. Refer to “Production Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended March 31,
	2016			2015
	By-Product Method	Co-Product Method		By-Product Method	Co-Product Method
		Copper	Gold		Copper	Gold
Revenues, excluding adjustments	$2.20	$2.20	$1,228	$2.74	$2.74	$1,186

Site production and delivery, before net noncash and other costs shown below	2.24	1.36	760	2.84	1.63	705
Gold and silver credits	(1.52)	—	—	(2.09)	—	—
Treatment charges	0.31	0.19	106	0.29	0.17	73
Export duties	0.08	0.05	26	0.14	0.08	35
Royalty on metals	0.13	0.07	49	0.16	0.09	40
Unit net cash costs	1.24	1.67	941	1.34	1.97	853
Depreciation and amortization	0.47	0.28	158	0.45	0.26	112
Noncash and other costs, net	0.06	0.04	23	0.04	0.02	9
Total unit costs	1.77	1.99	1,122	1.83	2.25	974
Revenue adjustments, primarily for pricing on prior period open sales	(0.01)	(0.01)	87	(0.32)	(0.32)	33
PT Smelting intercompany profit	0.05	0.03	16	0.04	0.02	11
Gross profit per pound/ounce	$0.47	$0.23	$209	$0.63	$0.19	$256

Copper sales (millions of recoverable pounds)	174	174		155	155
Gold sales (thousands of recoverable ounces)			195			260

A significant portion of PT-FI's costs are fixed and unit costs vary depending on volumes and other factors. Indonesia's unit net cash costs (including gold and silver credits) of $1.24 per pound of copper in first-quarter 2016 were lower than unit net cash costs of $1.34 per pound in first-quarter 2015, primarily reflecting higher copper sales volumes and lower export duties, partly offset by lower gold and silver credits.

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

Based on current sales volume and cost estimates, and assuming an average gold price of $1,250 per ounce for the remainder of 2016, unit net cash costs (net of gold and silver credits) for Indonesia mining are expected to approximate $0.07 per pound of copper for the year 2016 and $0.96 per pound for second-quarter 2016. Indonesia mining's unit net cash costs for the year 2016 would change by approximately $0.06 per pound for each $50 per ounce change in the average price of gold. Because of the fixed nature of a large portion of Indonesia's costs, unit costs vary from quarter to quarter depending on copper and gold volumes. Higher anticipated ore grades from Grasberg in the second half of 2016 are expected to result in lower unit net cash costs in the second half of the year.

Africa Mining
Africa mining includes the Tenke Fungurume Mining S.A.'s (TFM) Tenke minerals district. We hold an effective 56 percent interest in the Tenke copper and cobalt mining concessions in the Southeast region of the DRC through our consolidated subsidiary TFM, and we are the operator of Tenke.

As further discussed in Note 1, we have entered into a definitive agreement to sell our effective 56 percent ownership interest in TFM. This transaction is expected to close in fourth-quarter 2016.

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

TFM successfully commissioned a sulphuric acid plant in first-quarter 2016, which will reduce requirements for third-party acid purchases. We continue to engage in exploration activities and metallurgical testing to evaluate the potential of the highly prospective minerals district at Tenke. Future development and expansion opportunities are being deferred pending improved market conditions.

Operating Data. Following is a summary of consolidated operating data for our Africa mining operations for the first quarters of 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Copper (recoverable)
Production (millions of pounds)	110	116
Sales (millions of pounds)	123	133
Average realized price per pound[a]	$2.10	$2.66

Cobalt (contained)
Production (millions of pounds)	9	7
Sales (millions of pounds)	10	8
Average realized price per pound	$6.32	$8.72

Ore milled (metric tons per day)	15,100	14,500
Average ore grades (percent):
Copper	3.97	4.36
Cobalt	0.48	0.35
Copper recovery rate (percent)	92.8	94.0

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

TFM's copper sales of 123 million pounds in first-quarter 2016 were lower than sales of 133 million pounds in first-quarter 2015, primarily reflecting lower copper ore grades.

TFM's sales volumes are expected to approximate 485 million pounds of copper and 35 million pounds of cobalt for the year 2016, compared with 467 million pounds of copper and 35 million pounds of cobalt for the year 2015.

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

Gross Profit per Pound of Copper and Cobalt

The following tables summarize the unit net cash costs and gross profit per pound of copper and cobalt at our Africa mining operations for the first quarters of 2016 and 2015. Refer to “Production Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended March 31,
	2016			2015
	By-Product Method	Co-Product Method		By-Product Method	Co-Product Method
		Copper	Cobalt		Copper	Cobalt
Revenues, excluding adjustments[a]	$2.10	$2.10	$6.32	$2.66	$2.66	$8.72

Site production and delivery, before net noncash and other costs shown below	1.64	1.41	4.95	1.57	1.39	5.61
Cobalt credits[b]	(0.38)	—	—	(0.37)	—	—
Royalty on metals	0.05	0.04	0.11	0.06	0.05	0.14
Unit net cash costs	1.31	1.45	5.06	1.26	1.44	5.75
Depreciation, depletion and amortization	0.49	0.40	1.04	0.55	0.48	1.18
Noncash and other costs, net	0.02	0.02	0.04	0.03	0.02	0.06
Total unit costs	1.82	1.87	6.14	1.84	1.94	6.99
Revenue adjustments, primarily for pricing on prior period open sales	(0.03)	(0.03)	0.36	(0.05)	(0.05)	(0.10)
Gross profit per pound	$0.25	$0.20	$0.54	$0.77	$0.67	$1.63

Copper sales (millions of recoverable pounds)	123	123		133	133
Cobalt sales (millions of contained pounds)			10			8

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.
b.Net of cobalt downstream processing and freight costs.

Unit net cash costs (net of cobalt credits) for Africa mining of $1.31 per pound of copper in first-quarter 2016 were higher than unit net cash costs of $1.26 per pound of copper in first-quarter 2015, primarily reflecting lower sales volumes.

Because certain assets are depreciated on a straight-line basis, Africa's unit depreciation rate may vary with the level of copper production and sales.

Unit net cash costs (net of cobalt credits) for Africa mining are expected to approximate $1.32 per pound of copper for the year 2016. Based on current sales volume and cost estimates and assuming an average cobalt market price of $10 per pound for the remainder of 2016. Africa mining's unit net cash costs for the year 2016 would change by $0.065 per pound for each $2 per pound change in the average price of cobalt.

Molybdenum Mines
We have two wholly owned molybdenum mines in North America – the Henderson underground mine and the Climax open-pit mine, both in Colorado. The Henderson and Climax mines produce high-purity, chemical-grade molybdenum concentrate, which is typically further processed into value-added molybdenum chemical products. The majority of the molybdenum concentrate produced at the Henderson and Climax mines, as well as from our North and South America copper mines, is processed at our own conversion facilities.

Operating and Development Activities. The revised plans for our Henderson molybdenum mine incorporate lower operating rates, resulting in an approximate 65 percent reduction in Henderson's annual production volumes. We have also adjusted production plans at our by-product mines, including reduced production at the Sierrita mine. Additionally, we have incorporated changes in the commercial pricing structure for our chemical products to promote continuation of chemical-grade production.

Production from the Molybdenum mines totaled 7 million pounds of molybdenum in first-quarter 2016, compared with 13 million pounds of molybdenum in first-quarter 2015. Refer to "Consolidated Results" for our consolidated molybdenum operating data, which includes sales of molybdenum produced at our Molybdenum mines, and from our North and South America copper mines, and refer to "Outlook" for projected consolidated molybdenum sales volumes.

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

Average unit net cash costs for our Molybdenum mines of $7.43 per pound of molybdenum in first-quarter 2016 were higher than average unit net cash costs of $7.17 per pound in first-quarter 2015, primarily reflecting lower volumes from the Henderson mine. Assuming achievement of current sales volume and cost estimates, we estimate unit net cash costs for the Molybdenum mines to average $8.60 per pound of molybdenum for the year 2016, compared with $7.11 per pound in 2015. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

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

Atlantic Copper smelts and refines copper concentrate and markets refined copper and precious metals in slimes. During first-quarter 2016, Atlantic Copper's concentrate purchases from our copper mining operations included 13 percent from our Indonesia mining operations, 9 percent from our South America mining operations, and less than 1 percent from our North America mining operations, with the remainder purchased from third parties.

PT-FI's contract with PT Smelting provides for PT-FI to supply 100 percent of the copper concentrate requirements (subject to a minimum or maximum rate) necessary for PT Smelting to produce 205,000 metric tons of copper annually on a priority basis. PT-FI may also sell copper concentrate to PT Smelting at market rates for quantities in excess of 205,000 metric tons of copper annually. During first-quarter 2016, PT-FI supplied approximately 85 percent of PT Smelting's concentrate requirements, and PT Smelting processed 49 percent of PT-FI's concentrate production.

We defer recognizing profits on sales from our mining operations to Atlantic Copper and on 25 percent of Indonesia mining's sales to PT Smelting until final sales to third parties occur. Changes in these deferrals attributable to variability in intercompany volumes resulted in net reductions to net loss attributable to common stockholders of $2 million in first-quarter 2016 and $24 million in first-quarter 2015. Our net deferred profits on inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income attributable to common stockholders totaled $13 million at March 31, 2016. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices will result in variability in our net deferred profits and quarterly earnings.

Oil and Gas
Through our wholly owned oil and gas subsidiary, FM O&G, our principal oil and gas assets include significant oil production facilities and growth potential in the Deepwater GOM and established oil production facilities in California.

Impairment of Oil and Gas Properties. As discussed in Note 1, under full cost accounting rules, a "ceiling test" is conducted each quarter to review the carrying value of our oil and gas properties for impairment. The SEC requires the twelve-month average of the first-day-of-the-month historical reference oil price be used in determining the ceiling test limitation. The reference pricing in ceiling test impairment calculations may cause results that do not reflect current market conditions that exist at the end of an accounting period. For example, in periods of increasing oil and gas prices, the use of a twelve-month historical average price in the ceiling test calculation may result in an impairment. Conversely, in times of declining prices, ceiling test calculations may not result in an impairment.

Using West Texas Intermediate (WTI) as the reference oil price, the average price was $46.26 per barrel at March 31, 2016, compared with $50.28 per barrel at December 31, 2015. In addition, following the first-quarter 2016 evaluation of alternatives for the oil and gas business and the current limitations and cost of capital available for future drilling, FM O&G determined that the carrying values of certain of its unevaluated properties were impaired as of March 31, 2016. As a result, FM O&G transferred $3.1 billion of costs associated with unevaluated properties to the full cost pool, mostly reflecting impairment of the carrying values of unevaluated properties. Combined with the impact of the reduction in the twelve-month historical average price, net capitalized costs exceeded the ceiling test limitation under full cost accounting rules, which resulted in the recognition of a first-quarter 2016 impairment charge of $3.8 billion.

If the trailing twelve-month average prices for the period ended March 31, 2016, had been $42.88 per barrel of oil and $2.22 per MMBtu for natural gas, while all other inputs and assumptions remained constant, an additional pre-tax impairment charge of $0.4 billion would have been recorded to our oil and gas properties in first-quarter 2016. These oil and gas prices were determined using a twelve-month simple average of the first-day-of-the-month for the preceding 11 months ended May 2016, and the May 2016 price was held constant for the remaining one month. This calculation solely reflects the impact of hypothetical lower oil and gas prices on our ceiling test limitation and proved reserves as of March 31, 2016. The oil and gas price is a single variable in the estimation of our proved reserves, and other factors, as described below, could have a significant impact on future reserves and the present value of future cash flows.

If the twelve-month historical average price remains below the March 31, 2016, twelve-month average of $46.26 per barrel, the ceiling test limitation will decrease, potentially resulting in additional ceiling test impairments of our oil and gas properties. The WTI spot oil price was $45.92 per barrel at April 29, 2016. In addition to a decline in the trailing twelve-month average oil and gas prices, other factors that could result in future impairment of our oil and gas properties include costs transferred from unevaluated properties to the full cost pool without corresponding proved oil and gas reserve additions, negative reserve revisions and the future capitalization of exploration, development and production costs. At March 31, 2016, carrying costs for unevaluated properties excluded from amortization totaled $1.7 billion. These costs will be transferred into the full cost pool as the properties are evaluated and proved reserves are established or if impairment is determined. If these activities do not result in additions to discounted future net cash flows from proved oil and gas reserves at least equal to the related costs transferred (net of related tax effects), additional ceiling test impairments may occur. Other events that could result in impairment of our oil and gas properties include, but are not limited to, decreases in estimated proved oil and gas reserves, increases in production, development or abandonment costs and any event that might otherwise have a material adverse effect on our oil and gas production levels or costs.

U.S. Oil and Gas Operations. Following is summary operating results for the U.S. oil and gas operations for the first quarters of 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Sales Volumes
Oil (MMBbls)	8.3	8.4
Natural gas (Bcf)	19.6	21.8
NGLs (MMBbls)	0.6	0.5
MMBOE	12.1	12.5

Average Realized Prices[a]
Oil (per barrel)	$29.06	$56.51	[b]
Natural gas (per MMBtu)	$2.00	$2.86
NGLs (per barrel)	$14.83	$23.06

Gross Loss per BOE
Realized revenues[a]	$23.79	$43.71	[b]
Cash production costs[a]	(15.85)	(20.26)
Cash operating margin[a]	7.94	23.45
Depreciation, depletion and amortization	(20.97)	(42.30)
Impairment of oil and gas properties	(310.42)	(247.84)
Accretion and other costs[c]	(17.68)	(2.31)
Net noncash mark-to-market losses on derivative contracts	—	(3.87)
Other revenues	0.48	0.06
Gross loss	$(340.65)	$(272.81)

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

b.
Includes realized cash gains on crude oil derivative contracts of $8.00 per BOE ($11.97 per barrel of oil). FM O&G currently does not have any oil and gas derivative contracts in place for 2016 and future years.

c.	Includes $16.44 per BOE in first-quarter 2016 and $1.35 per BOE in first-quarter 2015, primarily for idle rig costs and inventory write downs.

FM O&G's average realized price for crude oil was $29.06 per barrel (83 percent of the average Brent crude oil price of $35.21 per barrel) in first-quarter 2016. FM O&G's average realized price for natural gas was $2.00 per MMBtu in first-quarter 2016, compared to the NYMEX natural gas price average of $2.07 per MMBtu for the January through March 2016 contracts.

Realized revenues for oil and gas operations of $23.79 per BOE in first-quarter 2016 were below realized revenues of $43.71 per BOE in first-quarter 2015, primarily reflecting lower oil prices and the impact of realized cash gains on derivative contracts of $8.00 per BOE in first-quarter 2015.

Cash production costs for oil and gas operations of $15.85 per BOE in first-quarter 2016 were lower than cash production costs of $20.26 per BOE in first-quarter 2015, primarily reflecting increased production from the Deepwater GOM and cost reduction efforts.

Following is a summary of average sales volumes per day by region for oil and gas operations for the first quarters of 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Sales Volumes (MBOE per day):
GOM[a]	81	74
California	33	39
Haynesville/Madden/Other	19	26
Total oil and gas operations	133	139

a.	Includes sales from properties on the GOM Shelf and in the Deepwater GOM, and the Inboard Lower Tertiary/Cretaceous natural gas trend.

Daily sales volumes averaged 133 MBOE in first-quarter 2016, including 91 MBbls of crude oil, 216 million cubic feet (MMcf) of natural gas and 6 MBbls of NGLs. Since year-end 2015, FM O&G commenced production from two 100-percent owned Deepwater GOM wells and plans to commence production from four additional Deepwater GOM wells by mid-2016. Oil and gas sales volumes are expected to average 149 MBOE per day for the year 2016, comprised of 73 percent oil, 22 percent natural gas and 5 percent NGLs.

Based on current sales volume and cost estimates, cash production costs are expected to approximate $15 per BOE for the year 2016.

Oil and Gas Exploration, Operating and Development Activities. Our oil and gas business has significant proved, probable and possible reserves with valuable infrastructure and associated resources with long-term production and development potential.

Since commencing development activities in 2014 at its three 100-percent-owned production platforms in the Deepwater GOM, FM O&G has drilled 14 wells in producing fields with positive results. Six of these wells have been brought on production. FM O&G plans to complete and place four additional wells on production in 2016.

FM O&G continues to take actions to reduce oil and gas costs and capital expenditures, including undertaking a near-term deferral of exploration and development activities. Past investments are expected to enable production to be increased to average rates of 149 MBOE per day in 2016 and 2017, and cash production costs to decline to an average of approximately $14 per BOE in 2016 and 2017.

Two drillships were fully idled in first-quarter 2016, and one drillship was used for completion operations, including a completion that commenced in March 2016 and is expected to be completed in May 2016. As further discussed in Note 12, in May 2016, we negotiated a termination and settlement of FM O&G's two drilling rig contracts with Noble Drilling (U.S.) LLC (Noble). Under the settlement, we will provide Noble with $540 million in value over a 30-day period payable at our option in cash, our common stock, or bonds issued by Noble or its affiliates. We have also agreed to provide Noble with contingent payments of up to $75 million depending on the price of crude oil over the next 12-month period. As a result of the settlement, Noble has released FM O&G from $0.8 billion in payment obligations under the two drilling rig contracts. Including the settlement with Noble, FM O&G expects to incur idle rig costs totaling an estimated $0.8 billion in 2016 and $0.2 billion in 2017.

Oil and Gas Capital Expenditures. Capital expenditures for our oil and gas operations for first-quarter 2016 totaled $480 million in the U.S. (including $258 million incurred for Deepwater GOM and $225 million associated with the change in capital expenditure accruals) and $43 million primarily associated with prior period costs in Morocco. Capital expenditures for oil and gas operations are estimated to total $1.5 billion for the year 2016, excluding idle rig costs (which reduce operating cash flows). Approximately 90 percent of the 2016 capital budget is expected to be directed to the GOM.

Deepwater GOM.  FM O&G operates and owns 100-percent working interests in the Holstein, Marlin and Horn Mountain deepwater production platforms, which in total have processing capacity of 250 MBbls of oil per day. In addition, FM O&G has interests in the Lucius, Heidelberg, Ram Powell and Hoover producing oil fields and in the Atwater Valley undeveloped area.

The Lucius field in the Keathley Canyon area, which commenced production in first-quarter 2015, continues to perform well. During first-quarter 2016, production from six wells averaged 18 MBOE per day, net to FM O&G’s 25 percent working interest. Approximately 80 percent of FM O&G’s working interest is held through its consolidated subsidiary Plains Offshore Operations Inc. (Plains Offshore). As further discussed in Note 2 of our annual report on Form 10-K for the year ended December 31, 2015, third parties hold a preferred interest in Plains Offshore and are entitled to receive preferred dividends.

In January 2016, first oil production commenced in the Heidelberg oil field in the Green Canyon area. Three wells began producing during the initial phase. Heidelberg is a subsea development consisting of five subsea wells tied back to a truss spar hull located in 5,300 feet of water. Heidelberg field was discovered in February 2009 and the subsequent development project was sanctioned in early 2013. FM O&G has a 12.5 percent working interest in Heidelberg.

At the 100-percent-owned Holstein Deep, completion activities for the initial three-well subsea tieback development program are progressing and the initial well commenced production in April 2016. Two additional wells are expected to commence production in second-quarter 2016. The Holstein Deep development is located in Green Canyon Block 643, west of the 100-percent owned Holstein platform in 3,890 feet of water, with production facilities capable of processing 113 MBbls of oil per day.

FM O&G’s 100-percent-owned Horn Mountain is located in the Mississippi Canyon area and has production facilities capable of processing 75 MBbls of oil per day. To enhance recovery of remaining oil in place, future development plans will target subsea tieback from multiple stacked sands in the area. FM O&G is currently completing the Kilo/Oscar well as a tieback to the Horn Mountain production platform. The Quebec/Victory well is also expected to be tied back and commence production in 2016. FM O&G’s well inventory also includes the Horn Mountain Deep well, where successful drilling results in 2016 indicated the presence of sand sections deeper than known pay sections in the field. These positive results and geophysical data support the existence of Middle Miocene reservoir potential for additional development opportunities in the Horn Mountain Deep area, including five 100-percent-owned exploration prospects with significant future potential. FM O&G controls rights to over 55,000 acres associated with these prospects.

FM O&G’s 100-percent-owned Marlin Hub is located in the Mississippi Canyon area and has production facilities capable of processing 60 MBbls of oil per day. FM O&G has drilled five successful tieback opportunities in the area since 2014. The King D-12 and Dorado wells commenced production in 2015, and the King D-13 well commenced production in first-quarter 2016. The King D-9 and D-10 wells are expected to be completed in future periods.

California.  Sales volumes from California averaged 33 MBOE per day for first-quarter 2016, compared with 39 MBOE per day for first-quarter 2015. FM O&G’s position in California is located onshore in the San Joaquin Valley and Los Angeles Basin, and offshore in the Point Pedernales field.

CAPITAL RESOURCES AND LIQUIDITY

Our operating cash flows vary with prices realized from copper, gold, molybdenum and oil sales, our sales volumes, production costs, income taxes, other working capital changes and other factors. In response to weak market conditions, we have taken actions to enhance our financial position, including significant reductions in capital spending, production curtailments at certain North and South America mines and actions to reduce operating, exploration and administrative costs.

During first-quarter 2016, we announced plans to strengthen our balance sheet and accelerate debt reduction initiatives. In addition to reducing costs and capital expenditures to maximize cash flows from our global business, we announced plans to sell assets to repay debt. Our large portfolio of mining and oil and gas assets provide opportunities to generate significant proceeds while retaining a strong competitive position within the global copper industry and a high-quality portfolio of long-lived assets positioned to generate value as market conditions improve. In May 2016, we completed the sale of an interest in the Timok exploration project in Serbia for $135 million in cash at closing and contingent consideration of up to $128 million. We have also entered into agreements to sell an additional 13 percent undivided interest in Morenci, our effective 56 percent interest in TFM and certain oil and gas royalty interests for aggregate consideration of $3.75 billion. Refer to Note 1 for further discussion of these transactions.

Cash
Following is a summary of the U.S. and international components of consolidated cash and cash equivalents available to the parent company, net of noncontrolling interests' share, taxes and other costs (in millions):

	March 31, 2016	December 31, 2015
Cash at domestic companies	$9	$6
Cash at international operations	322	218
Total consolidated cash and cash equivalents	331	224
Noncontrolling interests’ share	(84)	(44)
Cash, net of noncontrolling interests’ share	247	180
Withholding taxes and other	(15)	(11)
Net cash available	$232	$169

Cash held at our international operations is generally used to support our foreign operations' capital expenditures, operating expenses, working capital and other tax payments, or other cash needs. Management believes that sufficient liquidity is available in the U.S. from cash balances and availability from our revolving credit facility and uncommitted lines of credit. With the exception of TFM, we have not elected to permanently reinvest earnings from our foreign subsidiaries, and we have recorded deferred tax liabilities for foreign earnings that are available to be repatriated to the U.S. From time to time, our foreign subsidiaries distribute earnings to the U.S. through dividends that are subject to applicable withholding taxes and noncontrolling interests' share.

Debt
We continue to focus on cost and capital management and cash flow generation from our operations and are taking actions to reduce debt by pursuing asset sales and joint venture transactions. Following is a summary of our total debt and the related weighted-average interest rates (in billions, except percentages):

	March 31, 2016		December 31, 2015
		Weighted-		Weighted-
		Average		Average
		Interest Rate		Interest Rate
FCX Senior Notes	$11.9	3.8%	$11.9	3.8%
FCX Term Loan	3.0	2.9%	3.0	2.2%
FM O&G LLC Senior Notes	2.5	6.6%	2.5	6.6%
Cerro Verde Credit Facility	1.8	2.8%	1.8	2.8%
FCX Revolving Credit Facility	0.5	2.9%	—	N/A
Other debt	1.1	4.3%	1.2	3.9%
Total debt	$20.8	3.9%	$20.4	3.8%

In February 2016, we reached agreement with our bank group to amend our revolving credit facility and term loan, which included modifications of the maximum leverage ratio and minimum interest expense coverage ratio to provide us with additional flexibility. Additionally, the commitment under the revolving credit facility was reduced from $4.0 billion to $3.5 billion. At March 31, 2016, we had $38 million in letters of credit issued and availability of $3.0 billion under the revolving credit facility. Refer to Note 5 for further discussion of debt.

Operating Activities
We generated consolidated operating cash flows of $740 million (including $188 million in working capital sources and changes in other tax payments) for first-quarter 2016, compared with consolidated operating cash flows of $717 million (net of $86 million for working capital uses and changes in other tax payments) for first-quarter 2015.

Higher consolidated operating cash flows in first-quarter 2016, compared with first-quarter 2015, reflect an increase in working capital sources primarily resulting from a refund of Indonesian value added taxes and cost reduction initiatives, including the deferral of oil and gas activities. Partly offsetting the increase in working capital sources was the impact of lower commodity price realizations.

Based on current operating plans and subject to future commodity prices for copper, gold, molybdenum and crude oil, we expect estimated consolidated operating cash flows for the year 2016, plus available cash and availability under our credit facility and uncommitted lines of credit, to be sufficient to fund our budgeted capital expenditures, scheduled debt maturities, noncontrolling interest distributions and other cash requirements for the year. Refer to “Outlook” for further discussion of projected operating cash flows for the year 2016.

Investing Activities
Capital Expenditures. Capital expenditures, including capitalized interest, totaled $982 million in first-quarter 2016, consisting of $459 million for mining operations (including $350 million for major projects) and $523 million for oil and gas operations. Capital expenditures, including capitalized interest, totaled $1.9 billion in first-quarter 2015, including $834 million for mining operations (including $610 million for major projects) and $1.0 billion for oil and gas operations. Lower capital expenditures in first-quarter 2016, compared with first-quarter 2015, primarily reflect a decrease in major mining projects associated with the completion of the Cerro Verde expansion, and a decrease in oil and gas activities in Deepwater GOM. Refer to “Operations” for further discussion.

Financing Activities
Debt Transactions. During first-quarter 2016, net proceeds from debt primarily included borrowings under the revolving credit facility.

Dividends. Our Board reduced our annual common stock dividend from $1.25 per share to $0.20 per share in March 2015, and subsequently suspended the annual common stock dividend in December 2015. Common stock dividends of $4 million in first-quarter 2016 relate to accumulated dividends paid for vested stock-based compensation. The declaration of dividends is at the discretion of our Board and will depend upon our financial results, cash requirements, future prospects and other factors deemed relevant by our Board. Additionally, in connection with the February 2016 amendment to the revolving credit facility and term loan, we are not permitted to pay dividends on our common stock on or prior to March 31, 2017.

Cash dividends and other distributions paid to noncontrolling interests totaled $18 million in first-quarter 2016 and $23 million in first-quarter 2015. These payments will vary based on the cash requirements of the related consolidated subsidiaries.

CONTRACTUAL OBLIGATIONS

There have been no material changes in our contractual obligations since December 31, 2015. Refer to Part II, Items 7. and 7A. in our annual report on Form 10-K for the year ended December 31, 2015, for further information regarding our contractual obligations.

CONTINGENCIES

Environmental and Asset Retirement Obligations
Our current and historical operating activities are subject to stringent laws and regulations governing the protection of the environment. We perform a comprehensive annual review of our environmental and asset retirement obligations and also review changes in facts and circumstances associated with these obligations at least quarterly. There have been no material changes to our environmental and asset retirement obligations since December 31, 2015. Updated cost assumptions, including increases and decreases to cost estimates, changes in the anticipated scope and timing of remediation activities, and settlement of environmental matters may result in additional revisions to certain of our environmental obligations. Refer to Note 12 in our annual report on Form 10-K for the year ended December 31, 2015, for further information regarding our environmental and asset retirement obligations.

Litigation and Other Contingencies
Other than as discussed in Note 8, there have been no material changes to our contingencies associated with legal proceedings and other matters since December 31, 2015. Refer to Note 12 and "Legal Proceedings" contained in Part I, Item 3. of our annual report on Form 10-K for the year ended December 31, 2015, for further information regarding legal proceedings and other matters.

NEW ACCOUNTING STANDARDS

Refer to Note 11 for discussion of recently issued accounting standards and their impact on our future financial statements and disclosures.

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

We present gross profit per pound of copper in the following tables using both a “by-product” method and a “co-product” method. We use the by-product method in our presentation of gross profit per pound of copper because (i) the majority of our revenues are copper revenues, (ii) we mine ore, which contains copper, gold, molybdenum and other metals, (iii) it is not possible to specifically assign all of our costs to revenues from the copper, gold, molybdenum and other metals we produce, (iv) it is the method used to compare mining operations in certain industry publications and (v) it is the method used by our management and our Board to monitor operations. In the co-product method presentations below, shared costs are allocated to the different products based on their relative revenue values, which will vary to the extent our metals sales volumes and realized prices change.

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

Accretion charges for asset retirement obligations and other costs, such as idle rig costs, inventory write downs and/or unusual charges, are removed from production and delivery costs in the calculation of cash production costs per BOE. Additionally, in first-quarter 2015, we had crude oil derivative contracts. We show revenue adjustments from these derivative contracts as separate line items. Because these adjustments did not result from oil and gas sales, gains and losses have been reflected separately from revenues on current period sales. The following schedules include calculations of oil and gas product revenues and cash production costs together with a reconciliation to amounts reported in our consolidated financial statements.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2016
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,086	$1,086	$41	$20	$1,147
Site production and delivery, before net noncash and other costs shown below	702	678	33	10	721
By-product credits	(42)	—	—	—	—
Treatment charges	54	52	—	2	54
Net cash costs	714	730	33	12	775
Depreciation, depletion and amortization	143	137	4	2	143
Noncash and other costs, net	26	26	—	—	26
Total costs	883	893	37	14	944
Revenue adjustments, primarily for pricing on prior period open sales	2	2	—	—	2
Gross profit	$205	$195	$4	$6	$205

Copper sales (millions of recoverable pounds)	502	502
Molybdenum sales (millions of recoverable pounds)[a]			8

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$2.16	$2.16	$5.27
Site production and delivery, before net noncash and other costs shown below	1.40	1.35	4.29
By-product credits	(0.08)	—	—
Treatment charges	0.10	0.10	—
Unit net cash costs	1.42	1.45	4.29
Depreciation, depletion and amortization	0.28	0.27	0.54
Noncash and other costs, net	0.05	0.05	(0.05)
Total unit costs	1.75	1.77	4.78
Revenue adjustments, primarily for pricing on prior period open sales	—	—	—
Gross profit per pound	$0.41	$0.39	$0.49

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,147	$721	$143
Treatment charges	—	54	—
Noncash and other costs, net	—	26	—
Revenue adjustments, primarily for pricing on prior period open sales	2	—	—
Eliminations and other	(13)	(13)	1
North America copper mines	1,136	788	144
Other mining & eliminations[c]	2,096	1,527	320
Total mining	3,232	2,315	464
U.S. oil & gas operations	295	407	255
Corporate, other & eliminations	—	3	3
As reported in FCX’s consolidated financial statements	$3,527	$2,725	$722

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 9.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs (continued)

Three Months Ended March 31, 2015
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,285	$1,285	$82	$26	$1,393
Site production and delivery, before net noncash and other costs shown below	854	802	58	19	879
By-product credits	(83)	—	—	—	—
Treatment charges	60	59	—	1	60
Net cash costs	831	861	58	20	939
Depreciation, depletion and amortization	133	125	6	2	133
Noncash and other costs, net	31	30	1	—	31
Total costs	995	1,016	65	22	1,103
Revenue adjustments, primarily for pricing on prior period open sales	(29)	(29)	—	—	(29)
Gross profit	$261	$240	$17	$4	$261

Copper sales (millions of recoverable pounds)	471	471
Molybdenum sales (millions of recoverable pounds)[a]			9

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$2.73	$2.73	$8.81
Site production and delivery, before net noncash and other costs shown below	1.81	1.70	6.25
By-product credits	(0.18)	—	—
Treatment charges	0.13	0.13	—
Unit net cash costs	1.76	1.83	6.25
Depreciation, depletion and amortization	0.28	0.27	0.63
Noncash and other costs, net	0.07	0.06	0.05
Total unit costs	2.11	2.16	6.93
Revenue adjustments, primarily for pricing on prior period open sales	(0.06)	(0.06)	—
Gross profit per pound	$0.56	$0.51	$1.88

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$1,393	$879	$133
Treatment charges	—	60	—
Noncash and other costs, net	—	31	—
Revenue adjustments, primarily for pricing on prior period open sales	(29)	—	—
Eliminations and other	(29)	(27)	—
North America copper mines	1,335	943	133
Other mining & eliminations[c]	2,318	1,683	272
Total mining	3,653	2,626	405
U.S. oil & gas operations	500	283	530
Corporate, other & eliminations	—	3	4
As reported in FCX’s consolidated financial statements	$4,153	$2,912	$939

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 9.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2016
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other[a]	Total
Revenues, excluding adjustments	$709	$709	$29	$738
Site production and delivery, before net noncash and other costs shown below	398	385	20	405
By-product credits	(22)	—	—	—
Treatment charges	75	75	—	75
Royalty on metals	1	1	—	1
Net cash costs	452	461	20	481
Depreciation, depletion and amortization	131	126	5	131
Noncash and other costs, net	7	7	—	7
Total costs	590	594	25	619
Revenue adjustments, primarily for pricing on prior period open sales	9	9	—	9
Gross profit	$128	$124	$4	$128

Copper sales (millions of recoverable pounds)	323	323

Gross profit per pound of copper:

Revenues, excluding adjustments	$2.19	$2.19
Site production and delivery, before net noncash and other costs shown below	1.23	1.19
By-product credits	(0.07)	—
Treatment charges	0.23	0.23
Royalty on metals	0.01	0.01
Unit net cash costs	1.40	1.43
Depreciation, depletion and amortization	0.40	0.39
Noncash and other costs, net	0.02	0.02
Total unit costs	1.82	1.84
Revenue adjustments, primarily for pricing on prior period open sales	0.03	0.03
Gross profit per pound	$0.40	$0.38

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$738	$405	$131
Treatment charges	(75)	—	—
Royalty on metals	(1)	—	—
Noncash and other costs, net	—	7	—
Revenue adjustments, primarily for pricing on prior period open sales	9	—	—
Eliminations and other	—	(2)	1
South America mining	671	410	132
Other mining & eliminations[b]	2,561	1,905	332
Total mining	3,232	2,315	464
U.S. oil & gas operations	295	407	255
Corporate, other & eliminations	—	3	3
As reported in FCX’s consolidated financial statements	$3,527	$2,725	$722

a.
Includes silver sales of 899 thousand ounces ($14.54 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 9.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs (continued)

Three Months Ended March 31, 2015
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other[a]	Total
Revenues, excluding adjustments	$542	$542	$21	$563
Site production and delivery, before net noncash and other costs shown below	350	337	18	355
By-product credits	(16)	—	—	—
Treatment charges	33	33	—	33
Royalty on metals	1	1	—	1
Net cash costs	368	371	18	389
Depreciation, depletion and amortization	75	72	3	75
Noncash and other costs, net	4	6	(2)	4
Total costs	447	449	19	468
Revenue adjustments, primarily for pricing on prior period open sales	(30)	(30)	—	(30)
Gross profit	$65	$63	$2	$65

Copper sales (millions of recoverable pounds)	200	200

Gross profit per pound of copper:

Revenues, excluding adjustments	$2.71	$2.71
Site production and delivery, before net noncash and other costs shown below	1.75	1.69
By-product credits	(0.08)	—
Treatment charges	0.17	0.17
Royalty on metals	—	—
Unit net cash costs	1.84	1.86
Depreciation, depletion and amortization	0.38	0.36
Noncash and other costs, net	0.02	0.03
Total unit costs	2.24	2.25
Revenue adjustments, primarily for pricing on prior period open sales	(0.15)	(0.15)
Gross profit per pound	$0.32	$0.31

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$563	$355	$75
Treatment charges	(33)	—	—
Royalty on metals	(1)	—	—
Noncash and other costs, net	—	4	—
Revenue adjustments, primarily for pricing on prior period open sales	(30)	—	—
Eliminations and other	(13)	(14)	—
South America mining	486	345	75
Other mining & eliminations[b]	3,167	2,281	330
Total mining	3,653	2,626	405
U.S. oil & gas operations	500	283	530
Corporate, other & eliminations	—	3	4
As reported in FCX’s consolidated financial statements	$4,153	$2,912	$939

a.
Includes silver sales of 386 thousand ounces ($14.79 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 9.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2016
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$384	$384	$239	$8	$631
Site production and delivery, before net noncash and other costs shown below	390	238	148	4	390
Gold and silver credits	(264)	—	—	—	—
Treatment charges	55	33	21	1	55
Export duties	13	8	5	—	13
Royalty on metals	23	13	9	1	23
Net cash costs	217	292	183	6	481
Depreciation and amortization	81	49	31	1	81
Noncash and other costs, net	12	7	5	—	12
Total costs	310	348	219	7	574
Revenue adjustments, primarily for pricing on prior period open sales	(1)	(1)	17	—	16
PT Smelting intercompany profit	8	5	3	—	8
Gross profit	$81	$40	$40	$1	$81

Copper sales (millions of recoverable pounds)	174	174
Gold sales (thousands of recoverable ounces)			195

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$2.20	$2.20	$1,228
Site production and delivery, before net noncash and other costs shown below	2.24	1.36	760
Gold and silver credits	(1.52)	—	—
Treatment charges	0.31	0.19	106
Export duties	0.08	0.05	26
Royalty on metals	0.13	0.07	49
Unit net cash costs	1.24	1.67	941
Depreciation and amortization	0.47	0.28	158
Noncash and other costs, net	0.06	0.04	23
Total unit costs	1.77	1.99	1,122
Revenue adjustments, primarily for pricing on prior period open sales	(0.01)	(0.01)	87
PT Smelting intercompany profit	0.05	0.03	16
Gross profit per pound/ounce	$0.47	$0.23	$209

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$631	$390	$81
Treatment charges	(55)	—	—
Export duties	(13)	—	—
Royalty on metals	(23)	—	—
Noncash and other costs, net	—	12	—
Revenue adjustments, primarily for pricing on prior period open sales	16	—	—
PT Smelting intercompany profit	—	(8)	—
Indonesia mining	556	394	81
Other mining & eliminations[b]	2,676	1,921	383
Total mining	3,232	2,315	464
U.S. oil & gas operations	295	407	255
Corporate, other & eliminations	—	3	3
As reported in FCX’s consolidated financial statements	$3,527	$2,725	$722

a.	Includes silver sales of 510 thousand ounces ($15.00 per ounce average realized price).

b.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 9.
.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs (continued)

Three Months Ended March 31, 2015
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$425	$425	$308	$7	$740
Site production and delivery, before net noncash and other costs shown below	440	252	183	5	440
Gold and silver credits	(324)	—	—	—	—
Treatment charges	45	26	19	—	45
Export duties	22	13	9	—	22
Royalty on metals	25	15	10	—	25
Net cash costs	208	306	221	5	532
Depreciation and amortization	70	40	29	1	70
Noncash and other costs, net	6	3	3	—	6
Total costs	284	349	253	6	608
Revenue adjustments, primarily for pricing on prior period open sales	(50)	(50)	8	1	(41)
PT Smelting intercompany profit	7	4	3	—	7
Gross profit	$98	$30	$66	$2	$98

Copper sales (millions of recoverable pounds)	155	155
Gold sales (thousands of recoverable ounces)			260

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$2.74	$2.74	$1,186
Site production and delivery, before net noncash and other costs shown below	2.84	1.63	705
Gold and silver credits	(2.09)	—	—
Treatment charges	0.29	0.17	73
Export duties	0.14	0.08	35
Royalty on metals	0.16	0.09	40
Unit net cash costs	1.34	1.97	853
Depreciation and amortization	0.45	0.26	112
Noncash and other costs, net	0.04	0.02	9
Total unit costs	1.83	2.25	974
Revenue adjustments, primarily for pricing on prior period open sales	(0.32)	(0.32)	33
PT Smelting intercompany profit	0.04	0.02	11
Gross profit per pound/ounce	$0.63	$0.19	$256

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$740	$440	$70
Treatment charges	(45)	—	—
Export duties	(22)	—	—
Royalty on metals	(25)	—	—
Noncash and other costs, net	—	6	—
Revenue adjustments, primarily for pricing on prior period open sales	(41)	—	—
PT Smelting intercompany profit	—	(7)	—
Indonesia mining	607	439	70
Other mining & eliminations[b]	3,046	2,187	335
Total mining	3,653	2,626	405
U.S. oil & gas operations	500	283	530
Corporate, other & eliminations	—	3	4
As reported in FCX’s consolidated financial statements	$4,153	$2,912	$939

a.	Includes silver sales of 435 thousand ounces ($16.16 per ounce average realized price).

b.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 9.

Africa Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2016
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt	Total
Revenues, excluding adjustments[a]	$258	$258	$65	$323
Site production and delivery, before net noncash and other costs shown below	202	173	51	224
Cobalt credits[b]	(47)	—	—	—
Royalty on metals	6	5	1	6
Net cash costs	161	178	52	230
Depreciation, depletion and amortization	60	49	11	60
Noncash and other costs, net	2	2	—	2
Total costs	223	229	63	292
Revenue adjustments, primarily for pricing on prior period open sales	(4)	(4)	4	—
Gross profit	$31	$25	$6	$31

Copper sales (millions of recoverable pounds)	123	123
Cobalt sales (millions of contained pounds)			10

Gross profit per pound of copper/cobalt:

Revenues, excluding adjustments[a]	$2.10	$2.10	$6.32
Site production and delivery, before net noncash and other costs shown below	1.64	1.41	4.95
Cobalt credits[b]	(0.38)	—	—
Royalty on metals	0.05	0.04	0.11
Unit net cash costs	1.31	1.45	5.06
Depreciation, depletion and amortization	0.49	0.40	1.04
Noncash and other costs, net	0.02	0.02	0.04
Total unit costs	1.82	1.87	6.14
Revenue adjustments, primarily for pricing on prior period open sales	(0.03)	(0.03)	0.36
Gross profit per pound	$0.25	$0.20	$0.54

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$323	$224	$60
Royalty on metals	(6)	—	—
Noncash and other costs, net	—	2	—
Revenue adjustments, primarily for pricing on prior period open sales	—	—	—
Africa mining	317	226	60
Other mining & eliminations[c]	2,915	2,089	404
Total mining	3,232	2,315	464
U.S. oil & gas operations	295	407	255
Corporate, other & eliminations	—	3	3
As reported in FCX’s consolidated financial statements	$3,527	$2,725	$722

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 9.

Africa Mining Product Revenues, Production Costs and Unit Net Cash Costs (continued)

Three Months Ended March 31, 2015
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt	Total
Revenues, excluding adjustments[a]	$354	$354	$72	$426
Site production and delivery, before net noncash and other costs shown below	208	185	46	231
Cobalt credits[b]	(48)	—	—	—
Royalty on metals	8	6	2	8
Net cash costs	168	191	48	239
Depreciation, depletion and amortization	73	63	10	73
Noncash and other costs, net	4	4	—	4
Total costs	245	258	58	316
Revenue adjustments, primarily for pricing on prior period open sales	(7)	(7)	(1)	(8)
Gross profit	$102	$89	$13	$102

Copper sales (millions of recoverable pounds)	133	133
Cobalt sales (millions of contained pounds)			8

Gross profit per pound of copper/cobalt:

Revenues, excluding adjustments[a]	$2.66	$2.66	$8.72
Site production and delivery, before net noncash and other costs shown below	1.57	1.39	5.61
Cobalt credits[b]	(0.37)	—	—
Royalty on metals	0.06	0.05	0.14
Unit net cash costs	1.26	1.44	5.75
Depreciation, depletion and amortization	0.55	0.48	1.18
Noncash and other costs, net	0.03	0.02	0.06
Total unit costs	1.84	1.94	6.99
Revenue adjustments, primarily for pricing on prior period open sales	(0.05)	(0.05)	(0.10)
Gross profit per pound	$0.77	$0.67	$1.63

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$426	$231	$73
Royalty on metals	(8)	—	—
Noncash and other costs, net	—	4	—
Revenue adjustments, primarily for pricing on prior period open sales	(8)	—	—
Africa mining	410	235	73
Other mining & eliminations[c]	3,243	2,391	332
Total mining	3,653	2,626	405
U.S. oil & gas operations	500	283	530
Corporate, other & eliminations	—	3	4
As reported in FCX’s consolidated financial statements	$4,153	$2,912	$939

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 9.

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

(In millions)	Three Months Ended March 31,
	2016	2015
Revenues, excluding adjustments[a]	$51	$124
Site production and delivery, before net noncash and other costs shown below	48	81
Treatment charges and other	6	11
Net cash costs	54	92
Depreciation, depletion and amortization	19	26
Noncash and other costs, net	4	2
Total costs	77	120
Gross (loss) profit	$(26)	$4

Molybdenum sales (millions of recoverable pounds)[a]	7	13

Gross (loss) profit per pound of molybdenum:

Revenues, excluding adjustments[a]	$7.11	$9.68
Site production and delivery, before net noncash and other costs shown below	6.57	6.33
Treatment charges and other	0.86	0.84
Unit net cash costs	7.43	7.17
Depreciation, depletion and amortization	2.61	2.03
Noncash and other costs, net	0.58	0.14
Total unit costs	10.62	9.34
Gross (loss) profit per pound	$(3.51)	$0.34

Reconciliation to Amounts Reported
(In millions)
Three Months Ended March 31, 2016	Revenues	Production and Delivery	Depreciation, Depletion and Amortization
Totals presented above	$51	$48	$19
Treatment charges and other	(6)	—	—
Noncash and other costs, net	—	4	—
Molybdenum mines	45	52	19
Other mining & eliminations[b]	3,187	2,263	445
Total mining	3,232	2,315	464
U.S. oil & gas operations	295	407	255
Corporate, other & eliminations	—	3	3
As reported in FCX’s consolidated financial statements	$3,527	$2,725	$722

Three Months Ended March 31, 2015
Totals presented above	$124	$81	$26
Treatment charges and other	(11)	—	—
Noncash and other costs, net	—	2	—
Molybdenum mines	113	83	26
Other mining & eliminations[b]	3,540	2,543	379
Total mining	3,653	2,626	405
U.S. oil & gas operations	500	283	530
Corporate, other & eliminations	—	3	4
As reported in FCX’s consolidated financial statements	$4,153	$2,912	$939

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

U.S. Oil & Gas Product Revenues, Cash Production Costs and Realizations

Three Months Ended March 31, 2016
(In millions)	Oil	Natural Gas	NGLs	Total U.S. Oil & Gas
Oil and gas revenues	$241	$39	$9	$289
Cash production costs				(192)
Cash operating margin				97
Depreciation, depletion and amortization				(255)
Impairment of oil and gas properties				(3,771)
Accretion and other costs				(215)	[a]
Other revenue				6
Gross loss				$(4,138)

Oil (MMBbls)	8.3
Gas (Bcf)		19.6
NGLs (MMBbls)			0.6
Oil Equivalents (MMBOE)				12.1

	Oil (per barrel)	Natural Gas (per MMBtu)	NGLs (per barrel)	Per BOE
Oil and gas revenues	$29.06	$2.00	$14.83	$23.79
Cash production costs				(15.85)
Cash operating margin				7.94
Depreciation, depletion and amortization				(20.97)
Impairment of oil and gas properties				(310.42)
Accretion and other costs				(17.68)	[a]
Other revenue				0.48
Gross loss				$(340.65)

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization	Impairment of Oil and Gas Properties
Totals presented above	$289	$192	$255	$3,771
Accretion and other costs	—	215	—	—
Other revenue	6	—	—	—
U.S. oil & gas operations	295	407	255	3,771
Total mining[b]	3,232	2,315	464	—
Corporate, other & eliminations	—	3	3	16
As reported in FCX's consolidated financial statements	$3,527	$2,725	$722	$3,787

a.	Includes $200 million ($16.44 per BOE) primarily for idle rig costs and inventory write downs.

b.	Represents the combined total for mining operations and the related eliminations, as presented in Note 9.

U.S. Oil & Gas Product Revenues, Cash Production Costs and Realizations (continued)

Three Months Ended March 31, 2015
(In millions)				Total
		Natural		U.S. Oil
	Oil	Gas	NGLs	& Gas
Oil and gas revenues before derivatives	$373	$62	$12	$447
Cash gains on derivative contracts	100	—	—	100
Realized revenues	$473	$62	$12	547
Cash production costs				(254)
Cash operating margin				293
Depreciation, depletion and amortization				(530)
Impairment of oil and gas properties				(3,104)
Accretion and other costs				(29)	[a]
Net noncash mark-to-market losses on derivative contracts				(48)
Other revenue				1
Gross loss				$(3,417)

Oil (MMBbls)	8.4
Gas (Bcf)		21.8
NGLs (MMBbls)			0.5
Oil Equivalents (MMBOE)				12.5

	Oil	Natural Gas	NGLs
	(per barrel)	(per MMBtu)	(per barrel)	Per BOE
Oil and gas revenues before derivatives	$44.54	$2.86	$23.06	$35.71
Cash gains on derivative contracts	11.97	—	—	8.00
Realized revenues	$56.51	$2.86	$23.06	43.71
Cash production costs				(20.26)
Cash operating margin				23.45
Depreciation, depletion and amortization				(42.30)
Impairment of oil and gas properties				(247.84)
Accretion and other costs				(2.31)	[a]
Net noncash mark-to-market losses on derivative contracts				(3.87)
Other revenue				0.06
Gross loss				$(272.81)

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	Depreciation, Depletion and Amortization	Impairment of Oil and Gas Properties
Totals presented above	$447	$254	$530	$3,104
Cash gains on derivative contracts	100	—	—	—
Net noncash mark-to-market losses on derivative contracts	(48)	—	—	—
Accretion and other costs	—	29	—	—
Other revenue	1	—	—	—
U.S. oil & gas operations	500	283	530	3,104
Total mining[b]	3,653	2,626	405	—
Corporate, other & eliminations	—	3	4	—
As reported in FCX's consolidated financial statements	$4,153	$2,912	$939	$3,104

a.	Includes $17 million ($1.35 per BOE) primarily for idle rig costs and inventory write downs.

b.	Represents the combined total for mining operations and the related eliminations, as presented in Note 9.

CAUTIONARY STATEMENT

Our discussion and analysis contains forward-looking statements in which we discuss factors we believe may affect our future performance. Forward-looking statements are all statements other than statements of historical facts, such as projections or expectations relating to ore grades and milling rates; production and sales volumes; unit net cash costs; cash production costs per BOE; operating cash flows; capital expenditures; debt reduction initiatives, including our ability to complete pending asset sales; exploration efforts and results; development and production activities and costs; liquidity; tax rates; the impact of copper, gold, molybdenum, cobalt, oil and gas price changes; the impact of deferred intercompany profits on earnings; reserve estimates; future dividend payments, and share purchases and sales. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “targets,” “intends,” “likely,” “will,” “should,” “to be,” “potential,” and any similar expressions are intended to identify those assertions as forward-looking statements. Under our term loan and revolving credit facility, as amended, we are not permitted to pay dividends on common stock on or prior to March, 31, 2017. The declaration of dividends is at the discretion of our Board of Directors, subject to restrictions under our credit agreements, and will depend on our financial results, cash requirements, future prospects, and other factors deemed relevant by our Board.

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include supply of and demand for, and prices of, copper, gold, molybdenum, cobalt, oil and gas, mine sequencing, production rates, drilling results, potential effects of cost and capital expenditure reductions and production curtailments on financial results and cash flow, the outcome of our debt reduction initiatives, our ability to secure regulatory approvals, satisfy closing conditions and consummate pending asset sales, potential additional oil and gas property impairment charges, potential inventory adjustments, potential impairment of long-lived mining assets, the outcome of ongoing discussions with the Indonesian government regarding PT-FI's COW, PT-FI's ability to obtain renewal of its export license after August 8, 2016, the potential effects of violence in Indonesia generally and in the province of Papua, the resolution of administrative disputes in the DRC, industry risks, regulatory changes, political risks, weather- and climate-related risks, labor relations, environmental risks, litigation results and other factors described in more detail in Part I, Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2015, as updated by our subsequent filings with the SEC.

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

There have been no material changes in our market risks during the three-month period ended March 31, 2016. For additional information on market risks, refer to “Disclosures About Market Risks” included in Part I, Item 2. of our annual report on Form 10-K for the year ended December 31, 2015. For projected sensitivities of our operating cash flow to changes in commodity prices, refer to “Outlook” in Part I, Item 2. of this quarterly report on Form 10-Q for the period ended March 31, 2016; for projected sensitivities of our provisionally priced copper sales and derivative instruments to changes in commodity prices refer to “Consolidated Results – Revenues” in Part I, Item 2. of this quarterly report on Form 10-Q for the period ended March 31, 2016.

Item 4.	Controls and Procedures.

(a)
Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective as of March 31, 2016.

(b)
Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management does not believe, based on currently available information, that the outcome of any proceeding reported in Note 12 and incorporated by reference into Part I, Item 3. “Legal Proceedings” of our annual report on Form 10-K for the year ended December 31, 2015, will have a material adverse effect on our financial condition; although individual outcomes could be material to our operating results for a particular period, depending on the nature and magnitude of the outcome and the operating results for the period.

Item 1A. Risk Factors.

There have been no material changes to our risk factors during the three-month period ended March 31, 2016. For additional information on risk factors, refer to Part I, Item 1A. "Risk Factors" of our annual report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table sets forth information with respect to shares of our common stock purchased by us during the three months ended March 31, 2016:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[a]	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs[a]

January 1-31, 2016	—	$—	—	23,685,500
February 1-29, 2016	—	$—	—	23,685,500
March 1-31, 2016	—	$—	—	23,685,500
Total	—	$—	—	23,685,500

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
C. Donald Whitmire, Jr.
Vice President and
Controller - Financial Reporting
(authorized signatory
and Principal Accounting Officer)

Date:  May 10, 2016

FREEPORT-McMoRan INC.
EXHIBIT INDEX
Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
2.1	Purchase Agreement dated February 15, 2016, between Sumitomo Metal Mining America Inc., Sumitomo Metal Mining Co., Ltd., Freeport-McMoRan Morenci Inc., Freeport Minerals Corporation and FCX.		8-K	011-11307-01	2/16/2016
2.2	Stock Purchase Agreement dated May 9, 2016, among CMOC Limited, China Molybdenum Co., Ltd., Phelps Dodge Katanga Corporation and Freeport-McMoRan Inc.		8-K	001-11307-01	2/9/2016
3.1	Composite Certificate of Incorporation of FCX.		10-Q	001-11307-01	8/8/2014
3.2	FCX Amended and Restated By-Laws,as amended December 8, 2015.		8-K	001-11307-01	12/9/2015
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

			10-K	001-11307-01	2/26/2016
10.1
Amendment and Restatement Agreement dated as of February 26, 2016, relating to the Term Loan Agreement dated as of February 14, 2013, as amended, among FCX and Freeport-McMoRan Oil & Gas LLC, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent and each of the lenders from time to time party thereto.

			10-K	001-11307-01	2/26/2016
10.2
Amendment and Restatement Agreement dated as of February 26, 2016, relating to the Revolving Credit Agreement dated as of February 14, 2013, as amended, among FCX, PT Freeport Indonesia and Freeport-McMoRan Oil & Gas LLC, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent and each of the lenders and issuing banks from time to time party thereto.

			10-K	001-11307-01	2/26/2016
15.1	Letter from Ernst & Young LLP regarding unaudited interim financial statements.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.	X
95.1	Mine Safety and Health Administration Safety Data.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X
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