Form 10-Q
period 2016-09-30
FREEPORT-MCMORAN INC
filed 2016-11-09
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
☐ Yes ☑ No

On October 31, 2016, there were issued and outstanding 1,361,688,305 shares of the registrant’s common stock, par value $0.10 per share.

FREEPORT-McMoRan INC.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

FREEPORT-McMoRan INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2016	December 31, 2015
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,108	$195
Trade accounts receivable	788	660
Income and other tax receivables	865	1,341
Other accounts receivable	97	154
Inventories:
Materials and supplies, net	1,348	1,594
Mill and leach stockpiles	1,312	1,539
Product	1,025	1,071
Other current assets	299	164
Assets held for sale	4,663	744
Total current assets	11,505	7,462
Property, plant, equipment and mining development costs, net	23,415	24,246
Oil and gas properties, net - full cost method
Subject to amortization, less accumulated amortization and impairment	979	2,262
Not subject to amortization	1,644	4,831
Long-term mill and leach stockpiles	1,723	1,663
Other assets	2,134	1,989
Assets held for sale	—	4,124
Total assets	$41,400	$46,577

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,347	$3,255
Current portion of debt	802	649
Current portion of environmental and asset retirement obligations	357	272
Accrued income taxes	161	23
Liabilities held for sale	821	108
Total current liabilities	4,488	4,307
Long-term debt, less current portion	18,180	19,779
Deferred income taxes	3,549	3,607
Environmental and asset retirement obligations, less current portion	3,725	3,717
Other liabilities	1,618	1,641
Liabilities held for sale	—	718
Total liabilities	31,560	33,769

Redeemable noncontrolling interest	774	764

Equity:
Stockholders’ equity:
Common stock	149	137
Capital in excess of par value	25,601	24,283
Accumulated deficit	(16,832)	(12,387)
Accumulated other comprehensive loss	(476)	(503)
Common stock held in treasury	(3,710)	(3,702)
Total stockholders’ equity	4,732	7,828
Noncontrolling interests	4,334	4,216
Total equity	9,066	12,044
Total liabilities and equity	$41,400	$46,577

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In millions, except per share amounts)
Revenues	$3,877	$3,382	$10,453	$11,091
Cost of sales:
Production and delivery	2,509	2,595	7,957	7,862
Depreciation, depletion and amortization	643	823	1,937	2,522
Impairment of oil and gas properties	239	3,652	4,317	9,442
Metals inventory adjustments	20	91	27	154
Total cost of sales	3,411	7,161	14,238	19,980
Selling, general and administrative expenses	110	122	408	421
Mining exploration and research expenses	13	26	46	83
Environmental obligations and shutdown (credits) costs	(3)	37	18	61
Net gain on sales of assets	(13)	—	(762)	(39)
Total costs and expenses	3,518	7,346	13,948	20,506
Operating income (loss)	359	(3,964)	(3,495)	(9,415)
Interest expense, net	(187)	(157)	(574)	(438)
Net gain on early extinguishment of debt	15	—	51	—
Other (expense) income, net	(10)	(41)	54	2
Income (loss) before income taxes and equity in affiliated companies' net earnings (losses)	177	(4,162)	(3,964)	(9,851)
Benefit from (provision for) income taxes	114	349	(79)	1,762
Equity in affiliated companies’ net earnings (losses)	1	(2)	9	(1)
Net income (loss) from continuing operations	292	(3,815)	(4,034)	(8,090)
Net (loss) income from discontinued operations	(6)	25	(191)	95
Net income (loss)	286	(3,790)	(4,225)	(7,995)
Net income attributable to noncontrolling interests:
Continuing operations	(37)	(13)	(146)	(61)
Discontinued operations	(22)	(16)	(44)	(68)
Preferred dividends attributable to redeemable noncontrolling interest	(10)	(11)	(31)	(31)
Net income (loss) attributable to common stockholders	$217	$(3,830)	$(4,446)	$(8,155)

Basic and diluted net income (loss) per share attributable to common stockholders:
Continuing operations	$0.18	$(3.59)	$(3.27)	$(7.80)
Discontinued operations	(0.02)	0.01	(0.18)	0.03
	$0.16	$(3.58)	$(3.45)	$(7.77)

Weighted-average common shares outstanding:
Basic	1,346	1,071	1,289	1,050
Diluted	1,351	1,071	1,289	1,050

Dividends declared per share of common stock	$—	$0.0500	$—	$0.2605

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In millions)
Net income (loss)	$286	$(3,790)	$(4,225)	$(7,995)

Other comprehensive income, net of taxes:
Unrealized gains on securities	2	—	3	—
Defined benefit plans:
Amortization of unrecognized amounts included in net periodic benefit costs	11	8	34	24
Foreign exchange (losses) gains	(1)	7	(11)	12
Other comprehensive income	12	15	26	36

Total comprehensive income (loss)	298	(3,775)	(4,199)	(7,959)
Total comprehensive income attributable to noncontrolling interests	(59)	(30)	(189)	(130)
Preferred dividends attributable to redeemable noncontrolling interest	(10)	(11)	(31)	(31)
Total comprehensive income (loss) attributable to common stockholders	$229	$(3,816)	$(4,419)	$(8,120)

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
	(In millions)
Cash flow from operating activities:
Net loss	$(4,225)	$(7,995)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	2,017	2,717
Impairment of oil and gas properties	4,317	9,442
Non-cash oil and gas drillship settlements	606	—
Other asset impairments, inventory adjustments, restructuring and other	119	104
Metals inventory adjustments	27	154
Net gain on sales of assets	(762)	(39)
Net charges for environmental and asset retirement obligations, including accretion	149	174
Payments for environmental and asset retirement obligations	(190)	(135)
Net gain on early extinguishment of debt	(51)	—
Deferred income taxes	(22)	(1,926)
Estimated loss on disposal of discontinued operations	182	—
Increase in long-term mill and leach stockpiles	(84)	(183)
Net gains on crude oil derivative contracts	—	(87)
Other, net	48	40
Changes in working capital and other tax payments, excluding amounts from dispositions:
Accounts receivable	257	990
Inventories	251	83
Other current assets	(120)	(13)
Accounts payable and accrued liabilities	(80)	(150)
Accrued income taxes and changes in other tax payments	155	(568)
Net cash provided by operating activities	2,594	2,608

Cash flow from investing activities:
Capital expenditures:
North America copper mines	(87)	(308)
South America	(332)	(1,339)
Indonesia	(715)	(660)
Molybdenum mines	(2)	(10)
United States oil and gas operations	(1,028)	(2,430)
Other	(145)	(308)
Net proceeds from sale of additional interest in Morenci	996	—
Net proceeds from sales of other assets	410	151
Other, net	9	(37)
Net cash used in investing activities	(894)	(4,941)

Cash flow from financing activities:
Proceeds from debt	3,463	6,552
Repayments of debt	(4,539)	(4,693)
Net proceeds from sale of common stock	442	999
Cash dividends and distributions paid:
Common stock	(5)	(547)
Noncontrolling interests	(87)	(89)
Stock-based awards net payments, including excess tax benefit	(5)	(8)
Debt financing costs and other, net	(17)	(7)
Net cash (used in) provided by financing activities	(748)	2,207

Net increase (decrease) in cash and cash equivalents	952	(126)
(Increase) decrease in cash and cash equivalents in assets held for sale	(39)	42
Cash and cash equivalents at beginning of year	195	317
Cash and cash equivalents at end of period	$1,108	$233
The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders' Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at December 31, 2015	1,374	$137	$24,283	$(12,387)	$(503)	128	$(3,702)	$7,828	$4,216	$12,044
Issuance of common stock	114	12	1,285	—	—	—	(3)	1,294	—	1,294
Exercised and issued stock-based awards	3	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	37	—	—	—	—	37	—	37
Reserve on tax benefit for stock-based awards	—	—	(4)	—	—	—	—	(4)	—	(4)
Tender of shares for stock-based awards	—	—	—	—	—	1	(5)	(5)	—	(5)
Dividends on common stock	—	—	—	1	—	—	—	1	—	1
Dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(66)	(66)
Changes in noncontrolling interests	—	—	—	—	—	—	—	—	(5)	(5)
Net loss attributable to common stockholders	—	—	—	(4,446)	—	—	—	(4,446)	—	(4,446)
Net income attributable to noncontrolling interests, including discontinued operations	—	—	—	—	—	—	—	—	190	190
Other comprehensive income (loss)	—	—	—	—	27	—	—	27	(1)	26
Balance at September 30, 2016	1,491	$149	$25,601	$(16,832)	$(476)	129	$(3,710)	$4,732	$4,334	$9,066

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. GENERAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles (GAAP) in the United States (U.S.). Therefore, this information should be read in conjunction with Freeport-McMoRan Inc.'s (FCX) consolidated financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2015, as recast in the Form 8-K filed on November 9, 2016, for the presentation of TF Holdings Limited (TFHL) as discontinued operations. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. With the exception of the accounting for discontinued operations, and the oil and gas properties impairment discussed below and the related tax charges to establish a deferred tax valuation allowance (refer to Note 5), all such adjustments are, in the opinion of management, of a normal recurring nature. As a result of FCX's second-quarter 2016 agreement to sell its interest in TFHL, FCX has reported TFHL as discontinued operations for all periods presented in the unaudited consolidated financial statements (refer to Note 2). Operating results for the nine-month period ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

In addition, following the evaluation of alternatives for the oil and gas business and the then-current limitations and cost of capital available for future drilling, FCX Oil & Gas LLC (FM O&G, a wholly owned subsidiary of FCX formerly known as FCX Oil & Gas Inc.) determined in first-quarter 2016 that the carrying values of certain of its unevaluated properties were impaired. For the first nine months of 2016, FM O&G transferred $3.2 billion of costs (including $3.1 billion in first-quarter 2016) associated with unevaluated properties to the full cost pool, mostly reflecting impairment of the carrying values of unevaluated properties. Combined with the impact of the reduction in twelve-month historical prices and reserve revisions, net capitalized costs exceeded the related ceiling test limitation under full cost accounting rules, which resulted in the recognition of a $239 million impairment charge in third-quarter 2016 and $4.3 billion for the first nine months of 2016. The twelve-month average price (using WTI as the reference oil price) was $41.68 per barrel at September 30, 2016, compared with $43.12 per barrel at June 30, 2016.

NOTE 2. DISPOSITIONS

Timok. On May 2, 2016, Freeport Minerals Corporation (FMC), a wholly owned subsidiary of FCX, sold an interest in the Timok exploration project in Serbia to Reservoir Minerals Inc. for consideration of $135 million in cash and contingent consideration of up to $107 million payable to FCX in stages upon achievement of defined development milestones (no amounts are recorded for the contingent consideration as of September 30, 2016). As a result of this transaction, FCX recorded a gain of $133 million in second-quarter 2016.

Morenci. On May 31, 2016, FCX sold a 13 percent undivided interest in its Morenci unincorporated joint venture to Sumitomo Metal Mining Co., Ltd. (SMM) for $1.0 billion in cash. FCX recorded a $576 million gain on the transaction and used losses to offset cash taxes on the transaction. Proceeds from the transaction were used to repay borrowings under FCX's unsecured bank term loan (Term Loan) and revolving credit facility.

The Morenci unincorporated joint venture was owned 85 percent by FCX and 15 percent by Sumitomo Metal Mining Arizona Inc. (Sumitomo). As a result of the transaction, the unincorporated joint venture is owned 72 percent by FCX, 15 percent by Sumitomo and 13 percent by an affiliate that is wholly owned by SMM.

Oil and Gas Operations. On June 17, 2016, FM O&G sold certain oil and gas royalty interests to Black Stone Minerals, L.P. for cash consideration of $102 million, before closing adjustments. In addition, on July 25, 2016, FM O&G sold its Haynesville shale assets for cash consideration of $87 million, before closing adjustments. Under the full cost accounting rules, the proceeds from these transactions were recorded as a reduction of capitalized oil and gas properties, with no gain or loss recognition.

On September 12, 2016, FM O&G entered into an agreement to sell its Deepwater Gulf of Mexico (GOM) properties to Anadarko Petroleum Corporation (Anadarko) for cash consideration of $2.0 billion (before closing adjustments) and up to $150 million in contingent payments. The contingent payments would be received over time as Anadarko realizes future cash flows in connection with FM O&G’s third-party production handling agreement for the Marlin platform. Anadarko will assume future abandonment obligations associated with these properties. The transaction has an effective date of August 1, 2016, and is expected to close in fourth-quarter 2016, subject to customary closing conditions. Under the full cost accounting rules, this transaction will require gain (loss) recognition because of its significance to the full cost pool, but the amount is not expected to be material. In accordance with the mandatory prepayment provisions of FCX's Term Loan, one half of the proceeds from this transaction must be applied toward repaying FCX's Term Loan.

In connection with the sale of the Deepwater GOM properties, FM O&G entered into an agreement to amend the terms of the Plains Offshore Operations Inc. (Plains Offshore, a subsidiary of FM O&G) preferred stock that is reported as redeemable noncontrolling interest on FCX's consolidated balance sheets. The amendment provides FM O&G the right to call these securities any time between September 12, 2016, and January 10, 2017, for $582 million. FM O&G expects to exercise this option at the time the Deepwater GOM sale closes. If the option is not exercised, the terms will revert to the original purchase agreement as discussed in Note 2 of FCX's annual report on Form 10-K for the year ended December 31, 2015, as recast in the Form 8-K filed on November 9, 2016. No other terms of the Plains Offshore preferred stock were changed by this amendment.

On October 14, 2016, FM O&G entered into an agreement to sell its onshore California oil and gas properties to Sentinel Peak Resources California LLC (Sentinel) for cash consideration of $592 million (before closing adjustments) and contingent consideration of up to $150 million, consisting of $50 million per year for 2018, 2019 and 2020 if the price of Brent crude oil averages $70 per barrel or higher in each of these calendar years. Sentinel will assume future abandonment obligations associated with the properties. The transaction has an effective date of July 1, 2016, and is expected to close in fourth-quarter 2016, subject to customary closing conditions. Under the full cost accounting rules, this transaction will require gain (loss) recognition because of its significance to the full cost pool, but the amount is not expected to be material. In accordance with the mandatory prepayment provisions of FCX's Term Loan, one half of the proceeds from this transaction must be applied toward repaying FCX's Term Loan.

As part of the terms to sell the onshore California oil and gas properties, FM O&G entered into derivative contracts during October 2016 for a portion of the projected sales of oil from the properties and projected purchases of natural gas. Sentinel will assume these contracts upon completion of the sale. These derivative contracts consist of crude oil swaps and costless collars, and natural gas swaps, none of which were designated as hedges for accounting purposes. The derivatives will be recorded at fair value with the mark-to-market gains and losses recorded in revenues (oil contracts) and production costs (natural gas contracts).
As of October 31, 2016, FM O&G had hedged (i) approximately 72 percent of its forecasted crude oil sales through 2020 with fixed-rate swaps for 19.4 million barrels from November 2016 through December 2020 at a price of $56.04 per barrel and costless collars for 5.2 million barrels from January 2018 through December 2020 at a put price of $50.00 per barrel and a call price of $63.69 per barrel, and (ii) approximately 48 percent of its forecasted natural gas purchases through 2020 with fixed-rate swaps for 28.9 million British thermal units (MMBtu) from November 2016 through December 2020 at a price of $3.1445 per MMBtu related to its onshore California properties that are being sold to Sentinel.

TF Holdings Limited - Discontinued Operations. On May 9, 2016, FCX entered into a definitive agreement to sell its 70 percent interest in TFHL to China Molybdenum Co., Ltd. (CMOC) for $2.65 billion in cash and contingent consideration of up to $120 million in cash, consisting of $60 million if the average copper price exceeds $3.50 per pound and $60 million if the average cobalt price exceeds $20 per pound, both during calendar years 2018 and 2019 (no amounts were recorded for the contingent consideration as of September 30, 2016). Through its interest in TFHL, FCX has an effective 56 percent interest in Tenke Fungurume Mining S.A. (TFM or Tenke) located in the Democratic Republic of Congo (DRC). The closing of the transaction is currently subject to customary closing conditions, including the resolution of the right of first offer (which expires on November 15, 2016) of Lundin Mining Corporation (which holds a 30 percent interest in TFHL), and the parties are working towards a satisfactory resolution in order to complete the transaction in fourth-quarter 2016. In addition, La Générale des Carrières et des Mines (Gécamines), which is wholly owned by the DRC government and holds a 20 percent non-dilutable interest in TFM, recently filed an arbitration proceeding with the International Chamber of Commerce (ICC) International Court of Arbitration challenging the transaction; however, FCX believes that Gécamines’ claims have no legal basis. In accordance with the mandatory prepayment provisions of FCX's Term Loan, one half of the proceeds from this transaction will be applied toward repaying FCX's Term Loan.

In accordance with accounting guidance, FCX has reported the results of operations of TFHL as discontinued operations in the consolidated statements of operations and presented the assets and liabilities of TFHL as held for sale in the consolidated balance sheets for all periods presented. The consolidated statements of comprehensive income (loss) were not impacted by discontinued operations as TFHL did not have any other comprehensive income (loss), and the consolidated statements of cash flows are reported on a combined basis without separately presenting discontinued operations.

The carrying amounts of TFHL's major classes of assets, liabilities and noncontrolling interests, which are presented as held for sale in the consolidated balance sheets, follow (in millions):

	September 30, 2016		December 31, 2015
Assets
Cash and cash equivalents	$68		$29
Inventories	1,129		584
Receivables and other current assets	140		131
Property, plant, equipment and mining development costs, net	3,062		—
Other assets	250		—
Total current assets held for sale	$4,649	[a]	$744

Property, plant, equipment and mining development costs, net	$—		$3,261
Inventories	—		608
Other assets	—		241
Total long-term assets held for sale	$—		$4,110	[a]

Liabilities
Accounts payable and accrued liabilities	$84		$108
Deferred income taxes	691		—
Asset retirement obligations and other liabilities	46		—
Total current liabilities held for sale	$821		$108

Deferred income taxes	$—		$681
Asset retirement obligations and other liabilities	—		37
Total long-term liabilities held for sale	$—		$718

Noncontrolling interests	$1,192		$1,178

a.	Amount differs from the totals on FCX's consolidated balance sheets because of other assets held for sale.

Net (loss) income from discontinued operations in the consolidated statements of operations consists of the following (in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016		2015	2016		2015
Revenues[a]	$261		$299	$819		$991
Costs and expenses:
Production and delivery costs	248		207	730		637
Depreciation, depletion and amortization	—	[b]	65	80	[b]	195
Interest expense allocated from parent[c]	12		6	33		20
Other costs and expenses, net	4		7	10		24
(Loss) income before income taxes and estimated loss on disposal	(3)		14	(34)		115
Estimated loss on disposal[d]	(5)		—	(182)		—
Net (loss) income before income taxes	(8)		14	(216)		115
Benefit from (provision for) income taxes	2		11	25		(20)
Net (loss) income from discontinued operations	$(6)		$25	$(191)		$95

a.
In accordance with accounting guidance, amounts are net of eliminations of intercompany sales totaling $53 million in third-quarter 2016, $29 million in third-quarter 2015, $125 million for the first nine months of 2016 and $98 million for the first nine months of 2015.

b.	In accordance with accounting guidance, depreciation, depletion and amortization is not recognized subsequent to classification as assets held for sale.

c.	In accordance with accounting guidance, interest associated with FCX's Term Loan that will be required to be repaid as a result of the sale of TFHL has been allocated to discontinued operations.

d.	In accordance with accounting guidance, an estimated loss on disposal was recorded, which will be adjusted through closing of the transaction.

Cash flows from discontinued operations included in the consolidated statements of cash flows follow (in millions):

	Nine Months Ended
	September 30,
	2016	2015
Net cash provided by operating activities	$213	$186
Net cash used in investing activities	(71)	(173)
Net cash used in financing activities	(103)	(55)
Increase (decrease) in cash and cash equivalents in assets held for sale	$39	$(42)

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

NOTE 3. EARNINGS PER SHARE

FCX’s basic net income (loss) per share attributable to common stockholders was computed by dividing net income (loss) attributable to common stockholders by the weighted-average shares of common stock outstanding during the period. Diluted net income per share of common stock was computed using the most dilutive of (a) the two-class method or (b) the treasury stock method. Under the two-class method, net income is allocated to each class of common stock and participating securities as if all of the earnings for the period had been distributed. FCX’s participating securities consist of vested restricted stock units (RSUs) for which the underlying common shares are not yet issued and entitle holders to non-forfeitable dividends.

A reconciliation of net income (loss) and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted net income (loss) per share follows (in millions, except per share amounts):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2016		2015		2016		2015
Net income (loss) from continuing operations	$292		$(3,815)		$(4,034)		$(8,090)
Net income from continuing operations attributable to noncontrolling interests	(37)		(13)		(146)		(61)
Preferred dividends on redeemable noncontrolling interest	(10)		(11)		(31)		(31)
Undistributed earnings allocated to participating securities	(3)		(3)		(3)		(3)
Net income (loss) from continuing operations attributable to common stockholders	$242		$(3,842)		$(4,214)		$(8,185)

Net (loss) income from discontinued operations	$(6)		$25		$(191)		$95
Net income from discontinued operations attributable to noncontrolling interests	(22)		(16)		(44)		(68)
Net (loss) income from discontinued operations attributable to common stockholders	$(28)		$9		$(235)		$27

Net income (loss) attributable to common stockholders	$214		$(3,833)		$(4,449)		$(8,158)

Basic weighted-average shares of common stock outstanding	1,346		1,071		1,289		1,050
Add shares issuable upon exercise or vesting of dilutive stock options and RSUs	5	[a]	—	[a]	—	[a]	—	[a]
Diluted weighted-average shares of common stock outstanding	1,351		1,071		1,289		1,050

Basic and diluted net income (loss) per share attributable to common stockholders:
Continuing operations	$0.18		$(3.59)		$(3.27)		$(7.80)
Discontinued operations	(0.02)		0.01		(0.18)		0.03
	$0.16		$(3.58)		$(3.45)		$(7.77)

a.
Excludes 6 million shares of common stock in third-quarter 2016, 7 million in third-quarter 2015, 12 million for the first nine months of 2016 and 10 million for the first nine months of 2015 associated with outstanding stock options with exercise prices less than the average market price of FCX's common stock and RSUs that were anti-dilutive.

Outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of diluted net income per share of common stock. Stock options for 46 million shares of common stock were excluded for both the third quarter and first nine months of 2016, 48 million in third-quarter 2015 and 45 million for the first nine months of 2015.

NOTE 4. INVENTORIES, INCLUDING LONG-TERM MILL AND LEACH STOCKPILES

The components of inventories follow (in millions):

	September 30, 2016	December 31, 2015
Current inventories:
Total materials and supplies, net[a]	$1,348	$1,594

Mill stockpiles	$172	$137
Leach stockpiles	1,140	1,402
Total current mill and leach stockpiles	$1,312	$1,539

Raw materials (primarily concentrate)	$209	$220
Work-in-process	94	108
Finished goods	722	743
Total product inventories	$1,025	$1,071

Long-term inventories:
Mill stockpiles	$580	$480
Leach stockpiles	1,143	1,183
Total long-term mill and leach stockpiles[b]	$1,723	$1,663

a.	Materials and supplies inventory was net of obsolescence reserves totaling $31 million at September 30, 2016, and $26 million at December 31, 2015.

b.	Estimated metals in stockpiles not expected to be recovered within the next 12 months.

FCX recorded charges for adjustments to metals inventory carrying values of $20 million in third-quarter 2016 and $27 million for the first nine months of 2016, primarily for molybdenum because of lower molybdenum prices and higher average inventory costs, and $91 million in third-quarter 2015 and $154 million for the first nine months of 2015, primarily because of lower molybdenum and copper prices (refer to Note 10 for 2015 inventory adjustments by business segment).

NOTE 5. INCOME TAXES

Variations in the relative proportions of jurisdictional income result in fluctuations to FCX's consolidated effective income tax rate. FCX’s consolidated effective income tax rate was (2) percent for the first nine months of 2016 and 18 percent for the first nine months of 2015. Geographic sources of FCX's benefit from (provision for) income taxes follow (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
U.S. operations	$331	$356	$293	$2,020
International operations	(217)	(7)	(372)	(258)
Total	$114	$349	$(79)	$1,762

As a result of the impairment to U.S. oil and gas properties, FCX recorded tax charges of $1.6 billion for the first nine months of 2016 and $2.0 billion for the first nine months of 2015 to establish a valuation allowance primarily against U.S. federal and state deferred tax assets that will not generate a future benefit. In addition, FCX recorded net tax credits of $290 million for the first nine months of 2016 associated with alternative minimum tax credits, changes to valuation allowances and net operating loss carryback claims. Excluding these net charges, FCX's consolidated effective income tax rate was 32 percent for the first nine months of 2016 and 37 percent for the first nine months of 2015.

As of December 31, 2015, FCX had determined that undistributed earnings of TFM were reinvested indefinitely and were allocated toward specifically identifiable needs of the local operations. In connection with the announced sale of its interest in TFHL, management concluded that its share of undistributed earnings of TFM were no longer reinvested indefinitely. This change did not have a material impact on FCX's results of operations.

Applicable accounting standards require that FCX estimate an annual effective tax rate and apply that rate to each year-to-date interim period. However, because FCX’s estimated effective income tax rate for 2016 is highly variable (i.e., minor changes in FCX’s estimated annual (loss) income would have a significant effect on the consolidated annual effective income tax rate), the actual effective income tax rate for the year-to-date reporting period represents a better estimate of the consolidated annual effective income tax rate. Accordingly, for the nine months ended September 30, 2016, the actual consolidated effective income tax rate was used to determine FCX’s income tax provision.

NOTE 6. DEBT AND EQUITY

Debt. The components of debt follow (in millions):

	September 30, 2016	December 31, 2015
Term Loan	$2,448	$3,032
Revolving credit facility	—	—
Cerro Verde credit facility	1,612	1,781
Cerro Verde shareholder loans	261	259
Lines of credit	129	442
Senior notes and debentures:
Issued by FCX	11,552	11,908
Issued by Freeport-McMoRan Oil & Gas LLC (FM O&G LLC)	2,517	2,539
Issued by FMC	359	359
Other (including equipment capital leases and other short-term borrowings)	104	108
Total debt[a]	18,982	20,428
Less current portion of debt	(802)	(649)
Long-term debt	$18,180	$19,779

a.
Includes additions for unamortized fair value adjustments totaling $187 million at September 30, 2016, and $210 million at December 31, 2015, and net reductions for unamortized debt issuance costs and unamortized discounts of $111 million at September 30, 2016, and $129 million at December 31, 2015.

On February 26, 2016, FCX amended its revolving credit facility and Term Loan. The amendments included (i) modification of the maximum leverage ratio and the minimum interest expense coverage ratio, and (ii) the addition of a springing collateral and guarantee trigger. In addition, the commitment under the revolving credit facility was reduced from $4.0 billion to $3.5 billion, and the mandatory prepayment provision was modified under the Term Loan, which requires one-half of proceeds from asset sales to be applied toward repaying the Term Loan. Refer to Note 18 of FCX's annual report on Form 10-K for the year ended December 31, 2015, as recast in the Form 8-K filed on November 9, 2016, for further discussion of these amendments.

In second-quarter 2016, FCX prepaid $568 million on the Term Loan with a portion of the proceeds from the sale of the 13 percent undivided interest in Morenci and the interest in the Timok exploration project.

With closed and pending asset sales exceeding the required $3 billion threshold under FCX's revolving credit facility and Term Loan as of June 30, 2016, the springing collateral requirement under these agreements was not triggered on that date. Since the closing of the transactions necessary to reach the $3 billion threshold is not expected to occur until fourth-quarter 2016, FCX was required to pledge its shares in FMC on June 30, 2016, which will be released upon closing of transactions necessary to reach the required threshold. If the required $3 billion threshold for asset sale closings has not been reached by December 31, 2016, the springing collateral requirement will be triggered.

At September 30, 2016, there were no borrowings outstanding and $43 million in letters of credit issued under FCX's revolving credit facility, resulting in availability of approximately $3.5 billion, of which approximately $1.5 billion could be used for additional letters of credit.

Early Extinguishment of Debt
During the second and third quarters of 2016, FCX redeemed certain senior notes in exchange for its common stock (refer to the discussion under "Equity" in this note). A summary of these debt extinguishments follows (in millions):

	Principal Amount	Discounts/Deferred Debt Issuance Costs	Book Value	Redemption Value	Gain
3.55% Senior Notes due 2022	$108	$1	$107	$96	$11
3.875% Senior Notes due 2023	77	—	77	68	9
5.40% Senior Notes due 2034	50	1	49	41	8
5.450% Senior Notes due 2043	134	2	132	106	26
Total	$369	$4	$365	$311	$54

In addition, FCX recorded a loss on early extinguishment of debt totaling $3 million associated with the modifications to its Term Loan and revolving credit facility in first-quarter 2016.

Interest Expense, Net
Consolidated interest expense from continuing operations (excluding capitalized interest) totaled $211 million in both the third quarter of 2016 and 2015, $647 million for the first nine months of 2016 and $622 million for the first nine months of 2015. Capitalized interest added to property, plant, equipment and mining development costs, net, totaled $24 million in third-quarter 2016, $42 million in third-quarter 2015, $66 million for the first nine months of 2016 and $134 million for the first nine months of 2015. Capitalized interest added to oil and gas properties not subject to amortization totaled $12 million in third-quarter 2015 (none in third-quarter 2016), $7 million for the first nine months of 2016 and $50 million for the first nine months of 2015.

Equity. In 2015 and through January 5, 2016, FCX generated approximately $2 billion in gross proceeds (proceeds of $1.97 billion net of $20 million of commissions and expenses) through the sale of 210 million shares of common stock (206 million shares through December 31, 2015, and 4 million shares (with a value of $32 million) in January 2016) under its 2015 at-the-market equity programs. At October 31, 2016, FCX has approximately $12 million remaining under these at-the-market equity programs. FCX used the proceeds to repay outstanding indebtedness.

On July 27, 2016, FCX commenced a new registered at-the-market equity offering of up to $1.5 billion of common stock. Through September 30, 2016, FCX sold 33.5 million shares of its common stock at an average price of $12.39 per share, which generated gross proceeds of $415 million (net proceeds of $411 million after $4 million of commissions and expenses). From October 1, 2016, through November 8, 2016, FCX sold 26.3 million shares of its common stock at an average price of $11.54 per share, which generated gross proceeds of $304 million (net proceeds of $301 million after $3 million of commissions and expenses). FCX will use the proceeds to repay outstanding indebtedness.

During second-quarter 2016, FCX issued 48 million shares of its common stock (with a value of $540 million, excluding $5 million of commissions paid by FCX) in connection with the settlement of two drilling rig contracts (refer to Note 9 for further discussion).

During second-quarter 2016 and through August 4, 2016, FCX negotiated private exchange transactions exempt from registration under the Securities Act of 1933, as amended, whereby 28 million shares of FCX's common stock were issued (with an aggregate value of $311 million), in exchange for $369 million principal amount of FCX’s senior notes.

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

Commodity Contracts. From time to time, FCX has entered into derivative contracts to hedge the market risk associated with fluctuations in the prices of commodities it purchases and sells. Derivative financial instruments used by FCX to manage its risks do not contain credit risk-related contingent provisions. As of September 30, 2016, and December 31, 2015, FCX had no price protection contracts relating to its mine production or future sales of oil and gas. In connection with the agreement to sell FM O&G's onshore California properties, FCX entered into derivative contracts for oil and gas (see Note 2). A discussion of FCX’s derivative contracts and programs, except for the oil and gas derivative contracts discussed in Note 2, follows.

Derivatives Designated as Hedging Instruments – Fair Value Hedges
Copper Futures and Swap Contracts. Some of FCX’s U.S. copper rod customers request a fixed market price instead of the Commodity Exchange Inc. (COMEX), a division of NYMEX, average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures or swap contracts. Hedging gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses during the nine-month periods ended September 30, 2016 and 2015, resulting from hedge ineffectiveness. At September 30, 2016, FCX held copper futures and swap contracts that qualified for hedge accounting for 53 million pounds at an average contract price of $2.18 per pound, with maturities through April 2018.

A summary of gains (losses) recognized in revenues for derivative financial instruments related to commodity contracts that are designated and qualify as fair value hedge transactions, along with the unrealized gains (losses) on the related hedged item follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Copper futures and swap contracts:
Unrealized gains (losses):
Derivative financial instruments	$1	$(2)	$11	$—
Hedged item – firm sales commitments	(1)	2	(11)	—

Realized losses:
Matured derivative financial instruments	—	(12)	(8)	(23)

Derivatives Not Designated as Hedging Instruments
Embedded Derivatives. As described in Note 1 to FCX's annual report on Form 10-K for the year ended December 31, 2015, as recast in the Form 8-K filed on November 9, 2016, under “Revenue Recognition,” certain FCX copper concentrate, copper cathode and gold sales contracts provide for provisional pricing primarily based on the London Metal Exchange (LME) copper price or the COMEX copper price and the London Bullion Market Association (London) gold price at the time of shipment as specified in the contract. Similarly, FCX purchases copper under contracts that provide for provisional pricing. FCX applies the normal purchases and normal sales scope exception in accordance with derivatives and hedge accounting guidance to the host sales agreements since the contracts do not allow for net settlement and always result in physical delivery. Sales and purchases with a provisional sales price contain an embedded derivative (i.e., the price settlement mechanism is settled after the time of delivery) that is required to be bifurcated from the host contract. The host contract is the sale or purchase of the metals contained in the concentrate or cathode at the then-current LME or COMEX copper price or the London gold price as defined in the contract. Mark-to-market price fluctuations from these embedded derivatives related to continuing operations are recorded through the settlement date and are reflected in revenues for sales contracts and in cost of sales as production and delivery costs for purchase contracts. Mark-to-market price fluctuations associated with embedded derivatives for discontinued operations, which were minimal, are included in discontinued operations for all periods presented in these financial statements.

A summary of FCX’s embedded derivatives at September 30, 2016, follows:

	Open Positions	Average Price Per Unit		Maturities Through
		Contract	Market
Embedded derivatives in provisional sales contracts:
Copper (millions of pounds)	752	$2.15	$2.21	February 2017
Gold (thousands of ounces)	162	1,329	1,328	January 2017
Embedded derivatives in provisional purchase contracts:
Copper (millions of pounds)	133	2.16	2.20	January 2017

Crude Oil Contracts. As a result of the acquisition of the oil and gas business, FCX had derivative contracts in 2015 that consisted of crude oil options. These derivatives were not designated as hedging instruments and were recorded at fair value with the mark-to-market gains and losses recorded in revenues. The crude oil options were entered into to protect the realized price of a portion of expected future sales in order to limit the effects of crude oil price decreases. The remaining contracts matured in 2015.

Copper Forward Contracts. Atlantic Copper, FCX's wholly owned smelting and refining unit in Spain, enters into copper forward contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in cost of sales. At September 30, 2016, Atlantic Copper held net copper forward purchase contracts for 10 million pounds at an average contract price of $2.17 per pound, with maturities through November 2016.

Summary of Gains (Losses). A summary of the realized and unrealized gains (losses) recognized in FCX's income (loss) before income taxes and equity in affiliated companies’ net earnings (losses) for commodity contracts that do not qualify as hedge transactions, including embedded derivatives, follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Embedded derivatives in provisional copper and gold
sales contracts[a]	$12	$(155)	$88	$(299)
Copper forward contracts[b]	(1)	(8)	4	(15)
Crude oil options[a]	—	29	—	87

a.	Amounts recorded in revenues.

b.	Amounts recorded in cost of sales as production and delivery costs.

Unsettled Derivative Financial Instruments
A summary of the fair values of unsettled commodity derivative financial instruments follows (in millions):

	September 30, 2016	December 31, 2015
Commodity Derivative Assets:
Derivatives designated as hedging instruments:
Copper futures and swap contracts[a]	$3	$1
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional copper and gold
sales/purchase contracts	47	19
Total derivative assets	$50	$20

Commodity Derivative Liabilities:
Derivatives designated as hedging instruments:
Copper futures and swap contracts[a]	$1	$11
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional copper and gold
sales/purchase contracts	9	81
Total derivative liabilities	$10	$92

a.	FCX had paid a minimal amount to brokers at September 30, 2016, and $10 million at December 31, 2015, for margin requirements (recorded in other current assets).

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

	Assets		Liabilities
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015

Gross amounts recognized:
Commodity contracts:
Embedded derivatives in provisional
sales/purchase contracts	$47	$19	$9	$81
Copper derivatives	3	1	1	11
	50	20	10	92

Less gross amounts of offset:
Commodity contracts:
Embedded derivatives in provisional
sales/purchase contracts	1	5	1	5
Copper derivatives	1	1	1	1
	2	6	2	6

Net amounts presented in balance sheet:
Commodity contracts:
Embedded derivatives in provisional
sales/purchase contracts	46	14	8	76
Copper derivatives	2	—	—	10
	$48	$14	$8	$86

Balance sheet classification:
Trade accounts receivable	$48	$9	$4	$51
Accounts payable and accrued liabilities	—	5	4	35
	$48	$14	$8	$86

Credit Risk. FCX is exposed to credit loss when financial institutions with which FCX has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. FCX does not anticipate that any of the counterparties it deals with will default on their obligations. As of September 30, 2016, the maximum amount of credit exposure associated with derivative transactions was $48 million.

Other Financial Instruments. Other financial instruments include cash and cash equivalents, accounts receivable, restricted cash, investment securities, legally restricted funds, accounts payable and accrued liabilities, and long-term debt. The carrying value for cash and cash equivalents (which included time deposits of $58 million at September 30, 2016, and $34 million at December 31, 2015), accounts receivable, restricted cash, and accounts payable and accrued liabilities approximates fair value because of their short-term nature and generally negligible credit losses (refer to Note 8 for the fair values of investment securities, legally restricted funds and long-term debt).

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

FCX recognizes transfers between levels at the end of the reporting period. FCX did not have any significant transfers in or out of Level 1, 2 or 3 for third-quarter 2016.

Effective January 1, 2016, FCX retrospectively adopted the Accounting Standards Update (ASU) associated with investments for which fair value is measured using the net asset value (NAV) per share as a practical expedient. As a result, investments valued using NAV per share are shown in the tables below in a column separate from the levels within the fair value hierarchy. A summary of the carrying amount and fair value of FCX’s financial instruments, other than cash and cash equivalents, accounts receivable, restricted cash, and accounts payable and accrued liabilities (refer to Note 7) follows (in millions):

	At September 30, 2016
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund at NAV	$24	$24	$24	$—	$—	$—
Money market funds	22	22	—	22	—	—
Equity securities	5	5	—	5	—	—
Total	51	51	24	27	—	—

Legally restricted funds:[a,b,c]
U.S. core fixed income fund at NAV	55	55	55	—	—	—
Government bonds and notes	37	37	—	—	37	—
Corporate bonds	32	32	—	—	32	—
Government mortgage-backed securities	27	27	—	—	27	—
Asset-backed securities	16	16	—	—	16	—
Money market funds	13	13	—	13	—	—
Collateralized mortgage-backed securities	7	7	—	—	7	—
Municipal bonds	1	1	—	—	1	—
Total	188	188	55	13	120	—

Derivatives:[a,d]
Embedded derivatives in provisional sales/
purchase contracts in a gross asset position	47	47	—	—	47	—
Copper futures and swap contracts	3	3	—	3	—	—
Total	50	50	—	3	47	—

Total assets		$289	$79	$43	$167	$—

Liabilities
Derivatives:[a,d]
Embedded derivatives in provisional sales/
purchase contracts in a gross liability position	$9	$9	$—	$—	$9	$—
Copper futures and swap contracts	1	1	—	—	1	—
Total	10	10	—	—	10	—

Contingent consideration for the settlements of
drilling rig contracts[e]	18	18	—	—	18	—

Long-term debt, including current portion[f]	18,982	17,926	—	—	17,926	—

Total liabilities		$17,954	$—	$—	$17,954	$—

	At December 31, 2015
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund at NAV	$23	$23	$23	$—	$—	$—
Money market funds	21	21	—	21	—	—
Equity securities	3	3	—	3	—	—
Total	47	47	23	24	—	—

Legally restricted funds:[a,b,c]
U.S. core fixed income fund at NAV	52	52	52	—	—	—
Government bonds and notes	37	37	—	—	37	—
Government mortgage-backed securities	28	28	—	—	28	—
Corporate bonds	26	26	—	—	26	—
Asset-backed securities	13	13	—	—	13	—
Collateralized mortgage-backed securities	7	7	—	—	7	—
Money market funds	7	7	—	7	—	—
Municipal bonds	1	1	—	—	1	—
Total	171	171	52	7	112	—

Derivatives:[a,d]
Embedded derivatives in provisional sales/
purchase contracts in a gross asset position	19	19	—	—	19	—
Copper futures and swap contracts	1	1	—	1	—	—
Total	20	20	—	1	19	—

Total assets		$238	$75	$32	$131	$—

Liabilities
Derivatives:[a,d]
Embedded derivatives in provisional sales/
purchase contracts in a gross liability position	$81	$81	$—	$—	$81	$—
Copper futures and swap contracts	11	11	—	7	4	—
Total	92	92	—	7	85	—

Long-term debt, including current portion[f]	20,428	13,987	—	—	13,987	—

Total liabilities		$14,079	$—	$7	$14,072	$—

a.	Recorded at fair value.

b.	Current portion included in other current assets and long-term portion included in other assets.

c.
Excludes time deposits (which approximated fair value) included in (i) other current assets of $28 million at September 30, 2016, and December 31, 2015, and (ii) other assets of $120 million at September 30, 2016, and $118 million at December 31, 2015, primarily associated with an assurance bond to support PT Freeport Indonesia's (PT-FI) commitment for smelter development in Indonesia.

d.	Refer to Note 7 for further discussion and balance sheet classifications.

e.	Included in accounts payable and accrued liabilities.

f.	Recorded at cost except for debt assumed in acquisitions, which were recorded at fair value at the respective acquisition dates.

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

Contingent liabilities for the settlement of drilling rig contracts (refer to Note 9 for further discussion) are based on the average price forecasts of WTI crude oil over the 12-month period ending June 30, 2017. The fair value is estimated using a Monte Carlo simulation model that uses various observable inputs, including WTI crude oil forward prices, volatilities, discount rate and settlement terms. As a result, these contingent liabilities are classified within Level 2 of the fair value hierarchy.

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

The techniques described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with other market participants, the use of different techniques or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the techniques used at September 30, 2016.

NOTE 9. CONTINGENCIES AND COMMITMENTS

Litigation. During third-quarter 2016, there were no significant updates to previously reported legal proceedings included in Note 12 of FCX's annual report on Form 10-K for the year ended December 31, 2015, as recast in the Form 8-K filed on November 9, 2016.

Tax and Other Matters
Cerro Verde Royalty Dispute
As reported in Note 12 of FCX’s annual report on Form 10-K for the year ended December 31, 2015, as recast in the Form 8-K filed on November 9, 2016, SUNAT, the Peru national tax authority, has assessed mining royalties on ore processed by the Cerro Verde concentrator, which commenced operations in late 2006, for the period December 2006 to December 2007 and the years 2008 and 2009. In April 2016, SUNAT issued assessments for the year 2010 and the period January 2011 to September 2011. Cerro Verde has contested the assessments, of which the aggregate amount covering the period December 2006 to September 2011 totals $430 million (based on the exchange rate as of September 30, 2016), including estimated accumulated interest and penalties. Additionally, in April 2016, Peru’s Twentieth Contentious Administrative Court, which specializes in taxation matters, rendered its decision upholding the Peru Tax Tribunal’s July 2013 decision affirming SUNAT’s assessments for the period December 2006 through December 2007. On May 2, 2016, Cerro Verde appealed this decision to Peru’s Twentieth Contentious Administrative Court.

SUNAT may make additional assessments for mining royalties and associated penalties and interest for the period from October 2011 through December 2013, which Cerro Verde will contest. As of September 30, 2016, FCX estimates the total exposure associated with these mining royalties for the period from December 2006 through December 2013 approximates $537 million (based on the exchange rate as of September 30, 2016), including estimated accumulated interest and penalties. No amounts have been accrued for these assessments as of September 30, 2016, because Cerro Verde believes its 1998 stability agreement exempts it from these royalties and believes any payments will be recoverable.

Other Peru Tax Matters
There were no significant changes to other Peru tax matters during third-quarter 2016 (refer to Note 12 of FCX’s annual report on Form 10-K for the year ended December 31, 2015, as recast in the Form 8-K filed on November 9, 2016, for further discussion of these matters).

Indonesia Tax Matters
The following information includes a discussion of updates to previously reported Indonesia tax matters included in Note 12 of FCX’s annual report on Form 10-K for the year ended December 31, 2015, as recast in the Form 8-K filed on November 9, 2016.

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

Required estimated income tax payments for 2014 significantly exceeded PT-FI’s 2014 reported income tax liability, which resulted in a $284 million overpayment. During second-quarter 2016, the Indonesian tax authorities issued tax assessments for 2014 of $156 million and agreed to refund $128 million associated with income tax overpayments made by PT-FI in 2014. PT-FI filed objections for $152 million of the tax assessments in third-quarter 2016.

PT-FI received assessments from the local regional tax authority in Papua, Indonesia, for additional taxes and penalties related to surface water taxes for the period from January 2011 through August 2016. PT-FI has filed or will file objections to these assessments. The local government of Papua rejected PT-FI’s objections to the assessments related to the period from January 2011 through April 2016, and PT-FI has filed or will file appeals with the Indonesia Tax Court. The aggregate amount of all assessments received through September 30, 2016, including penalties, was 3.0 trillion Indonesian rupiah ($231 million based on the exchange rate as of September 30, 2016). Additional penalties, which could be significant, may be assessed depending on the outcome of the appeals process. No amounts have been accrued for these assessments as of September 30, 2016, because PT-FI believes its Contract of Work (COW) exempts it from these payments and that it has the right to contest these assessments in the Indonesia Tax Court and ultimately the Indonesia Supreme Court.

Indonesia Mining Contract. There were no significant updates related to PT-FI's COW during third-quarter 2016 (refer to Note 13 of FCX’s annual report on Form 10-K for the year ended December 31, 2015, as recast in the Form 8-K filed on November 9, 2016, for further discussion).
In August 2016, PT-FI's export permit was renewed through January 11, 2017, and the Indonesian government continues to impose a five percent export duty while it reviews PT-FI's smelter development plans. Current regulations published by the Indonesian government prohibit exports of copper concentrate and anode slimes after January 12, 2017. Indonesian government officials have indicated an intent to revise this regulation to protect employment and government revenues. The nature of any potential revisions of the regulation is currently uncertain. PT-FI is actively engaged with Indonesian government officials on this matter.

Other. During second-quarter 2016, FCX negotiated the termination and settlement of FM O&G's drilling rig contracts with Noble Drilling (U.S.) LLC (Noble) and Rowan Companies plc (Rowan). Under the settlement with Noble, FCX issued 48 million shares of its common stock (representing a value of $540 million) during second-quarter 2016, and Noble immediately sold these shares. Under the settlement with Rowan, FCX paid $85 million in cash during second-quarter 2016 and FCX paid the remaining $130 million during third-quarter 2016. FCX also agreed to provide contingent payments of up to $75 million to Noble and $30 million to Rowan, depending on the average price of crude oil over the 12-month period ending June 30, 2017. The fair value of these contingent payments totaled $18 million as of September 30, 2016 (refer to Note 8). As a result of the settlements, FM O&G was released from a total of $1.1 billion in payment obligations under its three drilling rig contracts.

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

Intersegment sales between FCX’s mining operations are based on similar arms-length transactions with third parties at the time of the sale. Intersegment sales may not be reflective of the actual prices ultimately realized because of a variety of factors, including additional processing, timing of sales to unaffiliated customers and transportation premiums. In addition, intersegment sales from Tenke to FCX's other consolidated subsidiaries have been eliminated in discontinued operations (refer to Note 2).

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

Financial Information by Business Segments

(In millions)	Mining Operations
	North America Copper Mines				South America				Indonesia
														Atlantic	Other					Corporate,
											Molyb-			Copper	Mining			U.S.		Other
					Cerro						denum		Rod &	Smelting	& Elimi-		Total	Oil & Gas		& Elimi-		FCX
	Morenci	Other		Total	Verde	Other		Total	Grasberg		Mines		Refining	& Refining	nations		Mining	Operations		nations		Total
Three Months Ended September 30, 2016
Revenues:
Unaffiliated customers	$115	$112		$227	$505	$112		$617	$984	[a]	$—		$930	$445	$247	[b]	$3,450	$427		$—		$3,877
Intersegment	358	499		857	54	—		54	2		46		7	—	(966)		—	—		—		—
Production and delivery	275	458		733	333	91		424	478	[c]	51		931	416	(777)		2,256	231	[d]	22	[d]	2,509
Depreciation, depletion and amortization	51	78		129	109	25		134	110		15		2	7	19		416	223		4		643
Impairment of oil and gas properties	—	—		—	—	—		—	—		—		—	—	—		—	238		1		239
Metals inventory adjustments	—	6		6	—	—		—	—		6		—	—	8		20	—		—		20
Selling, general and administrative expenses	1	—		1	1	1		2	24		—		—	5	3		35	31		44		110
Mining exploration and research expenses	—	1		1	—	—		—	—		—		—	—	12		13	—		—		13
Environmental obligations and
shutdown credits	—	—		—	—	—		—	—		—		—	—	(3)		(3)	—		—		(3)
Net loss (gain) on sales of assets	1	—		1	—	—		—	—		—		—	—	—		1	(7)		(7)		(13)
Operating income (loss)	145	68		213	116	(5)		111	374		(26)		4	17	19		712	(289)		(64)		359

Interest expense, net	1	—		1	21	—		21	—		—		—	3	21		46	102		39		187
Provision for (benefit from) income taxes	—	—		—	36	(4)		32	158		—		—	—	—		190	—		(304)		(114)
Total assets at September 30, 2016	2,881	4,540		7,421	9,139	1,551		10,690	9,830		1,953		238	565	6,170	[e]	36,867	3,462		1,071		41,400	[e]
Capital expenditures	6	5		11	38	1		39	256		1		—	5	21	[e]	333	160		1		494

Three Months Ended September 30, 2015
Revenues:
Unaffiliated customers	$165	$58		$223	$238	$187		$425	$557	[a]	$—		$946	$438	$267	[b]	$2,856	$525	[f]	$1		$3,382
Intersegment	332	614		946	13	—		13	52		83		5	1	(1,100)		—	—		—		—
Production and delivery	357	616	[c]	973	177	167	[c]	344	417		83	[c]	946	410	(873)	[c]	2,300	293	[d]	2	[c]	2,595
Depreciation, depletion and amortization	51	85		136	57	32		89	90		26		2	10	16		369	450		4		823
Impairment of oil and gas properties	—	—		—	—	—		—	—		—		—	—	—		—	3,480		172	[g]	3,652
Metals inventory adjustments	—	55		55	—	—		—	—		3		—	—	33		91	—		—		91
Selling, general and administrative expenses	1	—		1	1	—		1	24		—		—	4	5		35	37		50		122
Mining exploration and research expenses	—	1		1	—	—		—	—		—		—	—	25		26	—		—		26
Environmental obligations and shutdown costs	—	3		3	—	—		—	—		—		—	—	33		36	—		1		37
Operating income (loss)	88	(88)		—	16	(12)		4	78		(29)		3	15	(72)		(1)	(3,735)		(228)		(3,964)

Interest expense, net	1	—		1	—	—		—	—		—		—	3	19		23	51		83		157
Provision for (benefit from) income taxes	—	—		—	—	2		2	21		—		—	—	—		23	—		(372)		(349)
Total assets at September 30, 2015	3,720	5,159		8,879	9,136	1,843		10,979	8,965		2,017		235	699	6,426	[e]	38,200	11,911		272		50,383	[e]
Capital expenditures	61	33		94	421	16		437	222		3		1	10	78	[e]	845	635	[h]	47		1,527

a.	Includes PT-FI’s sales to PT Smelting totaling $348 million in third-quarter 2016 and $61 million in third-quarter 2015.

b.	Includes revenues from FCX's molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North and South America copper mines.

c.
Third-quarter 2016 includes asset retirement charges of $17 million at Indonesia mining. Third-quarter 2015 includes asset impairment and restructuring charges totaling $75 million at other North America copper mines, and restructuring charges totaling $11 million at other South America copper mines, $2 million at Molybdenum mines, $2 million at Other Mining & Eliminations and $2 million at Corporate, Other & Eliminations.

d.
Includes net charges for oil and gas operations totaling $50 million in third-quarter 2016 and $21 million in third-quarter 2015, primarily for idle rig costs, inventory adjustments, asset impairments and other net charges.

e.
Includes (i) assets held for sale totaling $4.7 billion at September 30, 2016, and $4.9 billion at September 30, 2015, and (ii) capital expenditures totaling $15 million in third-quarter 2016 and $69 million in third-quarter 2015 associated with discontinued operations. Refer to Note 2 for a summary of the results of discontinued operations.

f.	Includes net mark-to-market gains of $29 million associated with crude oil derivative contracts.

g.	Reflects impairment charges for international oil and gas properties primarily in Morocco.

h.	Excludes international oil and gas capital expenditures totaling $37 million, primarily related to the Morocco oil and gas properties, which are included in Corporate, Other & Eliminations.

(In millions)	Mining Operations
	North America Copper Mines				South America				Indonesia
														Atlantic	Other					Corporate,
											Molyb-			Copper	Mining			U.S.		Other
					Cerro						denum		Rod &	Smelting	& Elimi-		Total	Oil & Gas		& Elimi-		FCX
	Morenci	Other		Total	Verde	Other		Total	Grasberg		Mines		Refining	& Refining	nations		Mining	Operations		nations		Total
Nine Months Ended September 30, 2016
Revenues:
Unaffiliated customers	$356	$211		$567	$1,485	$379		$1,864	$2,014	[a]	$—		$2,820	$1,360	$696	[b]	$9,321	$1,132		$—		$10,453
Intersegment	1,119	1,594		2,713	155	—		155	59		136		22	3	(3,088)		—	—		—		—
Production and delivery	913	1,334		2,247	927	313		1,240	1,228	[c]	147		2,820	1,275	(2,562)		6,395	1,527	[d]	35	[d]	7,957
Depreciation, depletion and amortization	170	237		407	319	83		402	284		51		7	22	57		1,230	696		11		1,937
Impairment of oil and gas properties	—	—		—	—	—		—	—		—		—	—	—		—	4,299		18	[e]	4,317
Metals inventory adjustments	—	6		6	—	—		—	—		12		—	—	9		27	—		—		27
Selling, general and administrative expenses	2	2		4	5	1		6	60		—		—	13	9		92	161	[f]	155		408
Mining exploration and research expenses	—	2		2	—	—		—	—		—		—	—	44		46	—		—		46
Environmental obligations and shutdown costs	—	—		—	—	—		—	—		—		—	—	17		17	—		1		18
Net gain on sales of assets	(576)	—		(576)	—	—		—	—		—		—	—	(172)		(748)	(7)		(7)		(762)
Operating income (loss)	966	224		1,190	389	(18)		371	501		(74)		15	53	206		2,262	(5,544)		(213)		(3,495)

Interest expense, net	2	1		3	63	—		63	—		—		—	11	60		137	266		171		574
Provision for (benefit from) income taxes	—	—		—	126	(12)		114	212		—		—	—	—		326	—		(247)		79
Capital expenditures	71	16		87	329	3		332	715		2		1	12	84	[g]	1,233	1,028	[h]	48		2,309

Nine Months Ended September 30, 2015
Revenues:
Unaffiliated customers	$451	$265		$716	$681	$639		$1,320	$1,969	[a]	$—		$3,097	$1,473	$921	[b]	$9,496	$1,594	[i]	$1		$11,091
Intersegment	1,209	1,984		3,193	64	(7)	[j]	57	37		298		20	12	(3,617)		—	—		—		—
Production and delivery	1,117	1,750	[c]	2,867	540	464	[c]	1,004	1,311		247	[c]	3,097	1,397	(2,925)	[c]	6,998	857	[d]	7	[c]	7,862
Depreciation, depletion and amortization	157	251		408	134	102		236	238		77		7	29	51		1,046	1,465		11		2,522
Impairment of oil and gas properties	—	—		—	—	—		—	—		—		—	—	—		—	9,270		172	[e]	9,442
Metals inventory adjustments	—	66		66	—	—		—	—		6		—	—	82		154	—		—		154
Selling, general and administrative expenses	2	2		4	2	1		3	74		—		—	13	16		110	140		171		421
Mining exploration and research expenses	—	6		6	—	—		—	—		—		—	—	77		83	—		—		83
Environmental obligations and shutdown costs	—	3		3	—	—		—	—		—		—	—	57		60	—		1		61
Net gain on sales of assets	—	(39)		(39)	—	—		—	—		—		—	—	—		(39)	—		—		(39)
Operating income (loss)	384	210		594	69	65		134	383		(32)		13	46	(54)		1,084	(10,138)		(361)		(9,415)

Interest expense, net	2	1		3	1	—		1	—		—		—	8	57		69	129		240		438
Provision for (benefit from) income taxes	—	—		—	—	32		32	145		—		—	—	—		177	—		(1,939)		(1,762)
Capital expenditures	224	84		308	1,296	43		1,339	660		10		2	18	197	[g]	2,534	2,430	[h]	91		5,055

a.	Includes PT-FI's sales to PT Smelting totaling $912 million for the first nine months of 2016 and $704 million for the first nine months of 2015.

b.	Includes revenues from FCX's molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North and South America copper mines.

c.
The first nine months of 2016 include asset retirement charges of $17 million at Indonesia mining. The first nine months of 2015 includes asset impairment and restructuring charges totaling $75 million at other North America copper mines, and restructuring charges totaling $11 million at other South America copper mines, $2 million at Molybdenum mines, $2 million at Other Mining & Eliminations and $2 million at Corporate, Other & Eliminations.

d.
Includes charges for oil and gas operations totaling $942 million for the first nine months of 2016 and $59 million for the first nine months of 2015, primarily for drillship settlement/idle rig costs, inventory adjustments, asset impairments and other net charges.

e.	Reflects impairment charges for international oil and gas properties primarily in Morocco.

f.	Includes $38 million for net restructuring-related charges.

g.
Includes capital expenditures of $70 million for the first nine months of 2016 and $166 million for the first nine months of 2015 associated with discontinued operations. Refer to Note 2 for a summary of the results of discontinued operations.

h.
Excludes international oil and gas capital expenditures totaling $47 million for the first nine months of 2016 and $81 million for the first nine months of 2015, primarily related to the Morocco oil and gas properties, which are included in Corporate, Other & Eliminations.

i.	Includes net mark-to-market gains of $87 million associated with crude oil derivative contracts.

j.	Reflects net reductions for provisional pricing adjustments to prior period open sales. There were no intersegment sales from El Abra for the first nine months of 2015.

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

The following condensed consolidating financial information includes information regarding FCX, as issuer, FM O&G LLC, as guarantor, and all other non-guarantor subsidiaries of FCX. Included are the condensed consolidating balance sheets at September 30, 2016, and December 31, 2015, and the related condensed consolidating statements of comprehensive (loss) income for the three and nine months ended September 30, 2016 and 2015, and cash flows for the nine months ended September 30, 2016 and 2015 (in millions), which should be read in conjunction with FCX's notes to the consolidated financial statements.

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2016

	FCX		FM O&G LLC	Non-guarantor		Consolidated
	Issuer		Guarantor	Subsidiaries	Eliminations	FCX
ASSETS
Current assets, other than assets held for sale	$320		$2,463	$7,914	$(3,855)	$6,842
Current assets held for sale	—		—	4,663	—	4,663
Property, plant, equipment and mining development costs, net	22		52	23,339	2	23,415
Oil and gas properties, net - full cost method:
Subject to amortization, less accumulated amortization and impairments	—		266	712	1	979
Not subject to amortization	—		406	1,237	1	1,644
Investments in consolidated subsidiaries	20,511		—	—	(20,511)	—
Other assets	891		41	3,776	(851)	3,857
Total assets	$21,744		$3,228	$41,641	$(25,213)	$41,400

LIABILITIES AND EQUITY
Current liabilities, other than liabilities held for sale	$2,697		$340	$4,483	$(3,853)	$3,667
Current liabilities held for sale	—		—	821	—	821
Long-term debt, less current portion	13,426		7,624	11,642	(14,512)	18,180
Deferred income taxes	845	[a]	—	2,704	—	3,549
Environmental and asset retirement obligations, less current portion	—		352	3,373	—	3,725
Investments in consolidated subsidiaries	—		828	9,267	(10,095)	—
Other liabilities	44		3,351	1,710	(3,487)	1,618
Total liabilities	17,012		12,495	34,000	(31,947)	31,560

Redeemable noncontrolling interest	—		—	774	—	774

Equity:
Stockholders' equity	4,732		(9,267)	3,108	6,159	4,732
Noncontrolling interests	—		—	3,759	575	4,334
Total equity	4,732		(9,267)	6,867	6,734	9,066
Total liabilities and equity	$21,744		$3,228	$41,641	$(25,213)	$41,400

a.	All U.S. related deferred income taxes are recorded at the parent company.

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2015

	FCX		FM O&G LLC	Non-guarantor		Consolidated
	Issuer		Guarantor	Subsidiaries	Eliminations	FCX
ASSETS
Current assets, other than assets held for sale	$181		$3,831	$10,238	$(7,532)	$6,718
Current assets held for sale	—		—	744	—	744
Property, plant, equipment and mining development costs, net	26		57	24,163	—	24,246
Oil and gas properties, net - full cost method:
Subject to amortization, less accumulated amortization and impairments	—		710	1,552	—	2,262
Not subject to amortization	—		1,393	3,432	6	4,831
Investments in consolidated subsidiaries	24,311		—	—	(24,311)	—
Other assets	5,038		1,826	3,586	(6,798)	3,652
Assets held for sale	—		—	4,124	—	4,124
Total assets	$29,556		$7,817	$47,839	$(38,635)	$46,577

LIABILITIES AND EQUITY
Current liabilities, other than liabilities held for sale	$6,012		$666	$5,047	$(7,526)	$4,199
Current liabilities held for sale	—		—	108	—	108
Long-term debt, less current portion	14,735		5,883	11,594	(12,433)	19,779
Deferred income taxes	941	[a]	—	2,666	—	3,607
Environmental and asset retirement obligations, less current portion	—		305	3,412	—	3,717
Investment in consolidated subsidiary	—		—	2,397	(2,397)	—
Other liabilities	40		3,360	1,732	(3,491)	1,641
Liabilities held for sale	—		—	718	—	718
Total liabilities	21,728		10,214	27,674	(25,847)	33,769

Redeemable noncontrolling interest	—		—	764	—	764

Equity:
Stockholders' equity	7,828		(2,397)	15,725	(13,328)	7,828
Noncontrolling interests	—		—	3,676	540	4,216
Total equity	7,828		(2,397)	19,401	(12,788)	12,044
Total liabilities and equity	$29,556		$7,817	$47,839	$(38,635)	$46,577

a.	All U.S. related deferred income taxes are recorded at the parent company.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three Months Ended September 30, 2016
	FCX	FM O&G LLC		Non-guarantor			Consolidated
	Issuer	Guarantor		Subsidiaries		Eliminations	FCX
Revenues	$—	$110		$3,767		$—	$3,877
Total costs and expenses	12	266	[a]	3,239	[a]	1	3,518
Operating (loss) income	(12)	(156)		528		(1)	359
Interest expense, net	(126)	(18)		(132)		89	(187)
Net gain on early extinguishment of debt	15	—		—		—	15
Other income (expense), net	76	—		(10)		(76)	(10)
(Loss) income before income taxes and equity in affiliated companies' net (losses) earnings	(47)	(174)		386		12	177
Benefit from (provision for) income taxes	343	(197)		(40)		8	114
Equity in affiliated companies' net (losses) earnings	(75)	(218)		(589)		883	1
Net income (loss) from continuing operations	221	(589)		(243)		903	292
Net (loss) income from discontinued operations	(4)	—		10		(12)	(6)
Net income (loss)	217	(589)		(233)		891	286
Net income and preferred dividends attributable to noncontrolling interests:
Continuing operations	—	—		(24)		(23)	(47)
Discontinued operations	—	—		(22)		—	(22)
Net income (loss) attributable to common stockholders	$217	$(589)		$(279)		$868	$217

Other comprehensive income (loss)	12	—		12		(12)	12
Total comprehensive income (loss)	$229	$(589)		$(267)		$856	$229

a.
Includes charges totaling $95 million at the FM O&G LLC guarantor and $0.2 billion at the non-guarantor subsidiaries related to impairment of FCX's oil and gas properties pursuant to full cost accounting rules.

Nine Months Ended September 30, 2016
	FCX	FM O&G LLC		Non-guarantor			Consolidated
	Issuer	Guarantor		Subsidiaries		Eliminations	FCX
Revenues	$—	$294		$10,159		$—	$10,453
Total costs and expenses	56	2,859	[a]	11,026	[a]	7	13,948
Operating loss	(56)	(2,565)		(867)		(7)	(3,495)
Interest expense, net	(404)	(37)		(370)		237	(574)
Net gain on early extinguishment of debt	51	—		—		—	51
Other income (expense), net	197	—		59		(202)	54
(Loss) income before income taxes and equity in affiliated companies' net (losses) earnings	(212)	(2,602)		(1,178)		28	(3,964)
(Provision for) benefit from income taxes	(1,785)	725		979		2	(79)
Equity in affiliated companies' net (losses) earnings	(2,450)	(3,202)		(5,072)		10,733	9
Net (loss) income from continuing operations	(4,447)	(5,079)		(5,271)		10,763	(4,034)
Net income (loss) from discontinued operations	1	—		(159)		(33)	(191)
Net (loss) income	(4,446)	(5,079)		(5,430)		10,730	(4,225)
Net income and preferred dividends attributable to noncontrolling interests:
Continuing operations	—	—		(141)		(36)	(177)
Discontinued operations	—	—		(44)		—	(44)
Net (loss) income attributable to common stockholders	$(4,446)	$(5,079)		$(5,615)		$10,694	$(4,446)

Other comprehensive income (loss)	27	—		27		(27)	27
Total comprehensive (loss) income	$(4,419)	$(5,079)		$(5,588)		$10,667	$(4,419)

a.
Includes charges totaling $1.5 billion at the FM O&G LLC guarantor and $2.8 billion at the non-guarantor subsidiaries related to impairment of FCX's oil and gas properties pursuant to full cost accounting rules.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

Three Months Ended September 30, 2015
	FCX	FM O&G LLC		Non-guarantor			Consolidated
	Issuer	Guarantor		Subsidiaries		Eliminations	FCX
Revenues	$—	$158		$3,224		$—	$3,382
Total costs and expenses	12	1,874	[a]	5,462	[a]	(2)	7,346
Operating (loss) income	(12)	(1,716)		(2,238)		2	(3,964)
Interest expense, net	(123)	(1)		(72)		39	(157)
Other income (expense), net	31	—		(36)		(36)	(41)
(Loss) income before income taxes and equity in affiliated companies' net (losses) earnings	(104)	(1,717)		(2,346)		5	(4,162)
(Provision for) benefit from income taxes	(1,287)	714		924		(2)	349
Equity in affiliated companies' net (losses) earnings	(2,443)	(2,237)		(2,445)		7,123	(2)
Net (loss) income from continuing operations	(3,834)	(3,240)		(3,867)		7,126	(3,815)
Net income from discontinued operations	4	—		21		—	25
Net (loss) income	(3,830)	(3,240)		(3,846)		7,126	(3,790)
Net income and preferred dividends attributable to noncontrolling interests:
Continuing operations	—	—		(23)		(1)	(24)
Discontinued operations	—	—		(16)		—	(16)
Net (loss) income attributable to common stockholders	$(3,830)	$(3,240)		$(3,885)		$7,125	$(3,830)

Other comprehensive income (loss)	14	—		14		(14)	14
Total comprehensive (loss) income	$(3,816)	$(3,240)		$(3,871)		$7,111	$(3,816)

a.
Includes charges totaling $1.7 billion at the FM O&G LLC guarantor and $2.0 billion at the non-guarantor subsidiaries related to impairment of FCX's oil and gas properties pursuant to full cost accounting rules.

Nine Months Ended September 30, 2015
	FCX	FM O&G LLC		Non-guarantor			Consolidated
	Issuer	Guarantor		Subsidiaries		Eliminations	FCX
Revenues	$—	$508		$10,583		$—	$11,091
Total costs and expenses	47	4,409	[a]	16,065	[a]	(15)	20,506
Operating (loss) income	(47)	(3,901)		(5,482)		15	(9,415)
Interest expense, net	(359)	(7)		(182)		110	(438)
Other income (expense), net	187	—		(85)		(100)	2
(Loss) income before income taxes and equity in affiliated companies' net (losses) earnings	(219)	(3,908)		(5,749)		25	(9,851)
(Provision for) benefit from income taxes	(1,978)	1,504		2,246		(10)	1,762
Equity in affiliated companies' net (losses) earnings	(5,967)	(6,516)		(8,947)		21,429	(1)
Net (loss) income from continuing operations	(8,164)	(8,920)		(12,450)		21,444	(8,090)
Net income from discontinued operations	9	—		86		—	95
Net (loss) income	(8,155)	(8,920)		(12,364)		21,444	(7,995)
Net income and preferred dividends attributable to noncontrolling interests:
Continuing operations	—	—		(65)		(27)	(92)
Discontinued operations	—	—		(68)		—	(68)
Net (loss) income attributable to common stockholders	$(8,155)	$(8,920)		$(12,497)		$21,417	$(8,155)

Other comprehensive income (loss)	35	—		35		(35)	35
Total comprehensive (loss) income	$(8,120)	$(8,920)		$(12,462)		$21,382	$(8,120)

a.
Includes charges totaling $3.7 billion at the FM O&G LLC guarantor and $5.7 billion at the non-guarantor subsidiaries related to impairment of FCX's oil and gas properties pursuant to full cost accounting rules.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2016

	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Cash flow from operating activities:
Net (loss) income	$(4,446)	$(5,079)	$(5,430)	$10,730	$(4,225)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	4	146	1,882	(15)	2,017
Impairment of oil and gas properties	—	1,531	2,765	21	4,317
Equity in losses (earnings) of affiliated companies	2,450	3,202	5,072	(10,733)	(9)
Other, net	(116)	575	(424)	(4)	31
Changes in working capital and other tax payments, excluding amounts from dispositions	1,844	(669)	(714)	2	463
Net cash (used in) provided by operating activities	(264)	(294)	3,151	1	2,594

Cash flow from investing activities:
Capital expenditures	—	(497)	(1,814)	2	(2,309)
Intercompany loans	(1,021)	(518)	—	1,539	—
Dividends from (investments in) consolidated subsidiaries	1,643	(41)	124	(1,726)	—
Asset sales and other, net	—	208	1,210	(3)	1,415
Net cash provided by (used in) investing activities	622	(848)	(480)	(188)	(894)

Cash flow from financing activities:
Proceeds from debt	1,721	—	1,742	—	3,463
Repayments of debt	(2,498)	—	(2,041)	—	(4,539)
Intercompany loans	—	1,223	316	(1,539)	—
Net proceeds from sale of common stock	442	—	374	(374)	442
Cash dividends and distributions paid, and contributions received, net	(5)	(78)	(2,096)	2,087	(92)
Other, net	(18)	(2)	(15)	13	(22)
Net cash (used in) provided by financing activities	(358)	1,143	(1,720)	187	(748)

Net increase in cash and cash equivalents	—	1	951	—	952
Increase in cash and cash equivalents in assets held for sale	—	—	(39)	—	(39)
Cash and cash equivalents at beginning of period	—	—	195	—	195
Cash and cash equivalents at end of period	$—	$1	$1,107	$—	$1,108

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2015

	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Cash flow from operating activities:
Net (loss) income	$(8,155)	$(8,920)	$(12,364)	$21,444	$(7,995)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	3	303	2,474	(63)	2,717
Impairment of oil and gas properties	—	3,710	5,684	48	9,442
Net gains on crude oil derivative contracts	—	(87)	—	—	(87)
Equity in losses (earnings) of affiliated companies	5,967	6,516	8,947	(21,429)	1
Other, net	(1,953)	2	139	—	(1,812)
Changes in working capital and other tax payments	4,001	(1,213)	(2,457)	11	342
Net cash (used in) provided by operating activities	(137)	311	2,423	11	2,608

Cash flow from investing activities:
Capital expenditures	(7)	(959)	(4,079)	(10)	(5,055)
Intercompany loans	(1,310)	(955)	—	2,265	—
Dividends from (investments in) consolidated subsidiaries	693	(49)	102	(748)	(2)
Other, net	(21)	(2)	118	21	116
Net cash (used in) provided by investing activities	(645)	(1,965)	(3,859)	1,528	(4,941)

Cash flow from financing activities:
Proceeds from debt	3,893	—	2,659	—	6,552
Repayments of debt	(3,550)	—	(1,143)	—	(4,693)
Intercompany loans	—	1,708	557	(2,265)	—
Net proceeds from sale of common stock	999	—	—	—	999
Cash dividends and distributions paid, and contributions received, net	(547)	(17)	(749)	677	(636)
Other, net	(13)	(37)	(14)	49	(15)
Net cash provided by (used in) financing activities	782	1,654	1,310	(1,539)	2,207

Net (decrease) increase in cash and cash equivalents	—	—	(126)	—	(126)
Decrease in cash and cash equivalents in assets held for sale	—	—	42	—	42
Cash and cash equivalents at beginning of period	—	1	316	—	317
Cash and cash equivalents at end of period	$—	$1	$232	$—	$233

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
In March 2016, FASB issued an ASU that simplifies various aspects of the accounting for share-based payment transactions, including the income tax consequences, statutory tax withholding requirements, an accounting policy election for forfeitures and the classification on the statement of cash flows. For public entities, this ASU is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. Each of the amendments in this ASU provides specific transition requirements. FCX expects to adopt this ASU effective January 1, 2017, and does not expect adoption to have a material impact on its financial statements.
In June 2016, FASB issued an ASU that changes the impairment model for most financial assets and certain other instruments, and will also require expanded disclosures. For public entities, this ASU is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The provisions of the ASU must be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. FCX is currently evaluating the impact this ASU will have on its financial statements.
NOTE 13. SUBSEQUENT EVENTS

On October 14, 2016, FM O&G entered into an agreement to sell its onshore California oil and gas properties. Refer to Note 2 for further discussion.

FCX evaluated events after September 30, 2016, and through the date the consolidated financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these consolidated financial statements.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan INC.

We have reviewed the consolidated balance sheet of Freeport-McMoRan Inc. as of September 30, 2016, and the related consolidated statements of operations and comprehensive income (loss) for the three- and nine-month periods ended September 30, 2016 and 2015, the consolidated statements of cash flows for the nine-month periods ended September 30, 2016 and 2015, and the consolidated statement of equity for the nine-month period ended September 30, 2016. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Freeport-McMoRan Inc. as of December 31, 2015, and the related consolidated statements of operations, comprehensive (loss) income, cash flows and equity for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 26, 2016, except for Note 2, as to which the date is November 9, 2016. In our opinion, the accompanying consolidated balance sheet of Freeport-McMoRan Inc. as of December 31, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

Phoenix, Arizona
November 9, 2016

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, "we," "us" and "our" refer to Freeport-McMoRan Inc. (FCX) and its consolidated subsidiaries. You should read this discussion in conjunction with our financial statements, the related Management’s Discussion and Analysis of Financial Condition and Results of Operations and the discussion of our Business and Properties in our annual report on Form 10-K for the year ended December 31, 2015, filed with the United States (U.S.) Securities and Exchange Commission (SEC), as recast in the Form 8-K filed on November 9, 2016, for the presentation of TF Holdings Limited (TFHL) as discontinued operations. The results of operations reported and summarized below are not necessarily indicative of future operating results (refer to "Cautionary Statement" for further discussion). References to "Notes" are Notes included in our Notes to Consolidated Financial Statements. Throughout Management's Discussion and Analysis of Financial Condition and Results of Operations, all references to earnings or losses per share are on a diluted basis. Additionally, in accordance with accounting guidelines, TFHL, through which we hold an interest in the Tenke Fungurume (Tenke) mine, is reported as a discontinued operation for all periods presented.

OVERVIEW

We are a premier U.S.-based natural resources company with an industry-leading global portfolio of mineral assets. We are the world's largest publicly traded copper producer. Our portfolio of assets includes the Grasberg minerals district in Indonesia, one of the world's largest copper and gold deposits, and significant mining operations in the Americas, including the large-scale Morenci minerals district in North America and the Cerro Verde operation in South America.

Net income (loss) attributable to common stock totaled $217 million in third-quarter 2016 and $(4.4) billion for the first nine months of 2016, compared with $(3.8) billion in third-quarter 2015 and $(8.2) billion for the first nine months of 2015. The third quarter and first nine months of 2016, compared with the 2015 periods, benefited from lower charges for the impairment of oil and gas properties and higher copper sales volumes, partly offset by lower copper price realizations. The first nine months of 2016 also reflected net gains on sales of assets, mostly offset by net charges associated with the termination and settlements of drilling rig contracts. Refer to “Consolidated Results” for further discussion.

At September 30, 2016, we had $1.1 billion in consolidated cash and cash equivalents and $19.0 billion in total debt. We had no borrowings and $3.5 billion available under our $3.5 billion revolving credit facility. Refer to Note 6 for further discussion of debt.

We are taking actions to strengthen our balance sheet through a combination of asset sale transactions, cash flow from operations and capital market transactions. During 2016, we have announced $6.6 billion in asset sale transactions and have received aggregate cash consideration of $1.4 billion. The remaining $5.2 billion in gross proceeds associated with the pending sale of our interest in TFHL and the sales of our Deepwater Gulf of Mexico (GOM) and onshore California oil and gas properties is expected to be received in fourth-quarter 2016. As further discussed in Note 2, we have entered into agreements to sell (i) our Deepwater GOM properties for cash consideration of $2.0 billion (before closing adjustments) and up to $150 million in contingent payments, (ii) our onshore California oil and gas properties for cash consideration of $592 million (before closing adjustments) and up to $150 million of contingent consideration and (iii) our interest in TFHL for $2.65 billion and contingent consideration of up to $120 million. In connection with the sale of the Deepwater GOM properties, Freeport McMoRan Oil & Gas LLC (FM O&G) entered into an agreement to amend the terms of the Plains Offshore Operations Inc. (Plains Offshore) preferred stock to provide FM O&G the option to call these securities for $582 million, which FM O&G expects to exercise at the time the Deepwater GOM sale closes.

In July 2016, we commenced a registered at-the-market offering of up to $1.5 billion of common stock. Through November 8, 2016, we have sold 59.8 million shares of our common stock for gross proceeds of $719 million ($12.02 per share average price). Additionally, through August 4, 2016, FCX redeemed $369 million in senior notes (including $101 million in third-quarter 2016) for 28 million shares of its common stock in a series of privately negotiated transactions. Refer to Note 6 for further discussion.

During second-quarter 2016, we terminated contracts for FM O&G's deepwater drillships, and settled aggregate commitments totaling $1.1 billion for $755 million, of which $540 million was funded with shares of our common stock. We also agreed to provide contingent payments of up to $105 million, depending on the average price of crude oil over the 12-month period ending June 30, 2017. Refer to Note 9 for further discussion.

FCX continues to aggressively manage production, exploration and administrative costs and capital spending. With the successful completion of the Cerro Verde expansion and anticipated access to higher grade ore from the Grasberg mine in future quarters, we expect to generate cash flows for debt reduction.

We remain focused on our high-quality portfolio of long-lived copper assets positioned to generate value as market conditions improve. In addition to debt reduction plans, we are pursuing opportunities to create additional value through mine designs that would increase copper reserves, reduce costs and provide opportunities to enhance net present values, and we continue to advance studies for future development of our copper resources, the timing of which will be dependent on market conditions.

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

Projections and other forward-looking statements included in this quarterly report on Form 10-Q assume a resolution with respect to Indonesian regulations prohibiting exports of concentrate and anode slimes after January 12, 2017 (refer to "Operations – Indonesia Mining" for further discussion).

Sales Volumes
Following are our projected consolidated sales volumes for the year 2016:

Copper (millions of recoverable pounds):
North America copper mines	1,825
South America mining	1,325
Indonesia mining	1,170
Consolidated - continuing operations	4,320
Discontinued operations - Africa mining	485
Total	4,805
Gold (thousands of recoverable ounces)	1,264
Molybdenum (millions of recoverable pounds)	73	[a]
Oil Equivalents (million BOE or MMBOE)	48.1

a.	Projected molybdenum sales include 23 million pounds produced by our Molybdenum mines and 50 million pounds produced by our North and South America copper mines.

Consolidated sales volumes for fourth-quarter 2016 (excluding 120 million pounds of copper for Tenke) are expected to approximate 1.2 billion pounds of copper, 590 thousand ounces of gold, 21 million pounds of molybdenum and 11.5 MMBOE. Projected sales volumes are dependent on a number of factors, including operational performance, shipping schedules and the completion of pending asset sale transactions. For other important factors that could cause results to differ materially from projections, refer to "Cautionary Statement" and Part II, Item IA. "Risk Factors."

Mining Unit Net Cash Costs
Assuming average prices of $1,250 per ounce of gold and $7 per pound of molybdenum for fourth-quarter 2016 and achievement of current sales volume and cost estimates, consolidated unit net cash costs (net of by-product credits) for our copper mines (both including and excluding Tenke) are expected to average $1.20 per pound of copper for the year 2016. The impact of price changes for fourth-quarter 2016 on consolidated unit net cash costs would approximate $0.0075 per pound for each $50 per ounce change in the average price of gold and $0.004 per pound for each $2 per pound change in the average price of molybdenum. Quarterly unit net cash costs vary with fluctuations in sales volumes and realized prices primarily for gold and molybdenum. Refer to “Consolidated Results

– Production and Delivery Costs” for further discussion of consolidated production and delivery costs for our mining operations.

Oil and Gas Cash Production Costs per BOE
Based on current sales volume and cost estimates, cash production costs for our oil and gas operations are expected to approximate $16.00 per BOE for the year 2016. Refer to “Operations – Oil and Gas” for further discussion of oil and gas production costs.

Consolidated Operating Cash Flow
Our consolidated operating cash flows vary with volumes, prices realized from copper, gold, molybdenum and oil sales, production costs, income taxes, other working capital changes and other factors. Based on current sales volume and cost estimates, and assuming average prices of $2.10 per pound of copper, $1,250 per ounce of gold, $7 per pound of molybdenum and $51 per barrel of Brent crude oil for fourth-quarter 2016, consolidated operating cash flows are estimated to approximate $3.6 billion for the year 2016 (including $0.3 billion in working capital sources and other tax payments). Projected consolidated operating cash flows for the year 2016 also reflect an estimated income tax provision of $0.5 billion, primarily associated with income from our international mining operations (refer to "Consolidated Results - Income Taxes" for further discussion of our projected income tax rate for the year 2016). The impact of price changes during fourth-quarter 2016 on operating cash flows would approximate $150 million for each $0.10 per pound change in the average price of copper, $20 million for each $50 per ounce change in the average price of gold, $15 million for each $2 per pound change in the average price of molybdenum and $28 million for each $5 per barrel change in the average price of Brent crude oil.

Consolidated Capital Expenditures
Consolidated capital expenditures are expected to approximate $2.8 billion for the year 2016, consisting of $1.6 billion for mining operations (including $1.2 billion for major projects, primarily for the development of underground mines by PT Freeport Indonesia (PT-FI) and for the Cerro Verde expansion, which was completed earlier in the year) and $1.2 billion for oil and gas operations.

MARKETS

Metals
World prices for copper, gold and molybdenum can fluctuate significantly. During the period from January 2006 through October 2016, the London Metal Exchange (LME) spot copper price varied from a low of $1.26 per pound in 2008 to a record high of $4.60 per pound in 2011; the London Bullion Market Association (London) PM gold price fluctuated from a low of $525 per ounce in 2006 to a record high of $1,895 per ounce in 2011; and the Metals Week Molybdenum Dealer Oxide weekly average price ranged from a low of $4.46 per pound in 2015 to a high of $33.88 per pound in 2008. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in “Risk Factors” contained in Part I, Item 1A. of our annual report on Form 10-K for the year ended December 31, 2015.

This graph presents LME spot copper prices and the combined reported stocks of copper at the LME, Commodity Exchange Inc. (COMEX), a division of the New York Mercantile Exchange (NYMEX), and the Shanghai Futures Exchange from January 2006 through October 2016. Since mid-2014, copper prices have declined because of concerns about slowing growth rates in China, a stronger U.S. dollar and a broad-based decline in commodity prices. During third-quarter 2016, LME spot copper prices ranged from a low of $2.07 per pound to a high of $2.25 per pound, averaged $2.16 per pound, and closed at $2.19 per pound on September 30, 2016. The LME spot copper price was $2.19 per pound on October 31, 2016.

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

This graph presents London PM gold prices from January 2006 through October 2016. During third-quarter 2016, London PM gold prices ranged from a low of $1,308 per ounce to a high of $1,366 per ounce, averaged $1,335 per ounce, and closed at $1,323 per ounce on September 30, 2016. The London PM gold price was $1,272 per ounce on October 31, 2016.

This graph presents the Metals Week Molybdenum Dealer Oxide weekly average prices from January 2006 through October 2016. Molybdenum prices have declined since mid-2014 because of weaker demand from global steel and stainless steel producers. During third-quarter 2016, the weekly average price of molybdenum ranged from a low of $6.41 per pound to a high of $7.55 per pound, averaged $7.04 per pound, and was $6.87 per pound on September 30, 2016. The Metals Week Molybdenum Dealer Oxide weekly average price was $6.33 per pound on October 31, 2016.

Oil and Gas
Market prices for crude oil and natural gas can fluctuate significantly. During the period from January 2006 through October 2016, the Brent crude oil price ranged from a low of $27.88 per barrel in 2016 to a high of $146.08 per barrel in 2008 and the NYMEX natural gas price fluctuated from a low of $1.71 per million British thermal units (MMBtu) in 2016 to a high of $13.11 per MMBtu in 2008. Crude oil and natural gas prices are affected by numerous factors beyond our control as described further in “Risk Factors” contained in Part I, Item 1A. of our annual report on Form 10-K for the year ended December 31, 2015.

This graph presents Brent crude oil prices and NYMEX natural gas contract prices from January 2006 through October 2016. Since mid-2014, oil prices have significantly declined in connection with concerns of global oversupply. During third-quarter 2016, the Brent crude oil price ranged from a low of $41.80 per barrel to a high of $50.89 per barrel, averaged $46.99 per barrel, and was $49.06 per barrel on September 30, 2016. The Brent crude oil price was $48.30 per barrel on October 31, 2016.

CONSOLIDATED RESULTS

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
SUMMARY FINANCIAL DATA	(in millions, except per share amounts)
Revenues[a,b]	$3,877		$3,382	[c]	$10,453		$11,091	[c]
Operating income (loss)[a,d,e,f,g]	$359	[h,i]	$(3,964)		$(3,495)	[h,i]	$(9,415)	[i]
Net income (loss) from continuing operations[j]	$292	[k,l]	$(3,815)		$(4,034)	[k,l]	$(8,090)	[m]
Net (loss) income from discontinued operations[n]	$(6)		$25		$(191)		$95
Net income (loss) attributable to common stock	$217		$(3,830)		$(4,446)		$(8,155)
Diluted net income (loss) per share of common stock:
Continuing operations	$0.18		$(3.59)		$(3.27)		$(7.80)
Discontinued operations	(0.02)		0.01		(0.18)		0.03
	$0.16		$(3.58)		$(3.45)		$(7.77)
Diluted weighted-average common shares outstanding	1,351		1,071		1,289		1,050
Operating cash flows[o]	$980		$822		$2,594		$2,608
Capital expenditures	$494		$1,527		$2,309		$5,055
At September 30:
Cash and cash equivalents	$1,108		$233		$1,108		$233
Total debt, including current portion	$18,982		$20,698		$18,982		$20,698

a.As further detailed in Note 10, following is a summary of revenues and operating income (loss) by operating division (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues	2016	2015	2016	2015
North America copper mines	$1,084	$1,169	$3,280	$3,909
South America mining	671	438	2,019	1,377
Indonesia mining	986	609	2,073	2,006
Molybdenum mines	46	83	136	298
Rod & Refining	937	951	2,842	3,117
Atlantic Copper Smelting & Refining	445	439	1,363	1,485
U.S. oil & gas operations	427	525	1,132	1,594
Other & eliminations	(719)	(832)	(2,392)	(2,695)
Total revenues	$3,877	$3,382	$10,453	$11,091

Operating income (loss)
North America copper mines	$213	$—	$1,190	$594
South America mining	111	4	371	134
Indonesia mining	374	78	501	383
Molybdenum mines	(26)	(29)	(74)	(32)
Rod & Refining	4	3	15	13
Atlantic Copper Smelting & Refining	17	15	53	46
U.S. oil & gas operations	(289)	(3,735)	(5,544)	(10,138)
Other & eliminations	(45)	(300)	(7)	(415)
Total operating income (loss)	$359	$(3,964)	$(3,495)	$(9,415)

b.
Includes (unfavorable) favorable adjustments to provisionally priced concentrate and cathode copper sales recognized in prior periods totaling $(15) million ($(7) million to net income attributable to common stock from continuing operations or $(0.01) per share) in third-quarter 2016, $(117) million ($(58) million to net loss attributable to common stock from continuing operations or $(0.05) per share) in third-quarter 2015, $5 million ($2 million to net loss attributable to common stock from continuing operations or less than $0.01 per share) for the first nine months of 2016 and $(100) million ($(48) million to net loss attributable to common stock from continuing operations or $(0.05) per share) for the first nine months of 2015. Refer to “Revenues” for further discussion.

c.
Includes net noncash mark-to-market losses associated with crude oil derivative contracts totaling $74 million ($46 million to net loss attributable to common stock or $0.04 per share) in third-quarter 2015 and $217 million ($135 million to net loss attributable to common stock or $0.13 per share) for the first nine months of 2015.

d.	Includes the following charges to reduce the carrying value of oil and gas properties pursuant to full cost accounting rules (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating income (loss)	$239	$3,652	$4,317	$9,442
Net income (loss) attributable to common stock	$239	$3,481	$4,317	$7,855
Net income (loss) per share of common stock	$0.18	$3.25	$3.35	$7.48
As a result of impairments to oil and gas properties, we recorded tax charges to establish valuation allowances against U.S. federal and state deferred tax assets that are not expected to generate a future benefit, which have been reflected in the after-tax impacts for the impairment of oil and gas properties (refer to “Income Taxes” for these amounts).

e.
Includes net charges at oil and gas operations totaling $50 million ($50 million to net income attributable to common stock or $0.03 per share) in third-quarter 2016, $21 million ($13 million to net loss attributable to common stock or $0.01 per share) in third-quarter 2015, $942 million ($942 million to net loss attributable to common stock or $0.73 per share) for the first nine months of 2016 and $59 million ($37 million to net loss attributable to common stock or $0.04 per share) for the first nine months of 2015, primarily for drillship settlements/idle rig costs, inventory adjustments and asset impairments. The 2016 periods also include charges for the termination of the Morocco well commitment and the 2015 periods include charges for prior period property tax assessments related to California properties.

f.
Includes charges at mining operations for metals inventory adjustments, asset retirement/impairment and restructuring totaling $40 million ($40 million to net income attributable to common stock or $0.02 per share) in third-quarter 2016, $183 million ($114 million to net loss attributable to common stock or $0.10 per share) in third-quarter 2015, $44 million ($44 million to net loss attributable to common stock or $0.03 per share) for the first nine months of 2016, and $246 million ($155 million to net loss attributable to common stock or $0.14 per share) for the first nine months of 2015.

g.
Includes net (credits) charges to environmental obligations and related litigation reserves totaling $(12) million ($(12) million to net income attributable to common stock or $(0.01) per share) in third-quarter 2016, $28 million ($18 million to net loss attributable to common stock or $0.02 per share) in third-quarter 2015, $(11) million ($(11) million to net loss attributable to common stock or $(0.01) per share) for the first nine months of 2016 and $36 million ($23 million to net loss attributable to common stock or $0.02 per share) for the first nine months of 2015.

h.
Includes net restructuring-related (credits) charges at oil and gas operations totaling $(1) million ($(1) million to net income attributable to common stock or less than $0.01 per share) in third-quarter 2016 and $38 million ($38 million to net loss attributable to common stock or $0.03 per share) for the first nine months of 2016.

i.
Includes net gains on sales of assets totaling $13 million ($13 million to net income attributable to common stock or $0.01 per share) in third-quarter 2016 and $762 million ($757 million to net loss attributable to common stock or $0.59 per share) for the first nine months of 2016, primarily associated with the Morenci and Timok transactions, and $39 million ($25 million to net loss attributable to common stock or $0.02 per share) for the first nine months of 2015 associated with the sale of our interest in the Luna Energy power facility. Refer to Note 2 for further discussion of the 2016 dispositions.

j.	We defer recognizing profits on intercompany sales until final sales to third parties occur. Refer to "Operations - Smelting & Refining" for a summary of net impacts from changes in these deferrals.

k.
Includes a net gain on early extinguishment of debt of $15 million ($15 million to net income attributable to common stock or $0.01 per share) in third-quarter 2016 and $51 million ($51 million to net loss attributable to common stock or $0.04 per share) for the first nine months of 2016. Refer to Note 6 for further discussion.

l.
Includes net tax credits of $332 million ($0.24 per share) in third-quarter 2016 and $290 million ($0.22 per share) for the first nine months of 2016, primarily associated with alternative minimum tax credits, changes to valuation allowances and net operating loss carryback claims. Refer to Note 5 for further discussion.

m.
Includes a gain of $92 million ($92 million to net loss attributable to common stock or $0.09 per share) for the first nine months of 2015 related to the proceeds received from insurance carriers and other third parties related to a shareholder derivative litigation settlement.

n.
Net (loss) income from discontinued operations includes charges for (i) allocated interest expense totaling $12 million in third-quarter 2016, $6 million in third-quarter 2015, $33 million for the first nine months of 2016 and $20 million for the first nine months of 2015 associated with the portion of the FCX term loan that is required to be repaid as a result of the sale of our interest in TFHL and (ii) an income tax (benefit) provision totaling $(2) million in third-quarter 2016, $(11) million in third-quarter 2015, $(25) million for the first nine months of 2016 and $20 million for the first nine months of 2015. In accordance with accounting guidelines, net (loss) income from discontinued operations includes an estimated loss on disposal totaling $5 million in third-quarter 2016 and $182 million for the first nine months of 2016, which will be adjusted through closing of the transaction.

o.
Includes net working capital (uses) sources and changes in other tax payments of $(3) million in third-quarter 2016, $507 million in third-quarter 2015, $463 million for the first nine months of 2016 and $342 million for the first nine months of 2015.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015		2016	2015
SUMMARY OPERATING DATA
Copper (millions of recoverable pounds)[a]
Production	1,093	895		3,091	2,556
Sales, excluding purchases	1,113	888		3,100	2,575
Average realized price per pound	$2.19	$2.39		$2.17	$2.54
Site production and delivery costs per pound[b]	$1.37	$1.75		$1.42	$1.88
Unit net cash costs per pound[b]	$1.14	$1.57		$1.28	$1.61
Gold (thousands of recoverable ounces)
Production	308	281		658	907
Sales, excluding purchases	317	294		674	909
Average realized price per ounce	$1,327	$1,117		$1,292	$1,149
Molybdenum (millions of recoverable pounds)
Production	19	23		58	72
Sales, excluding purchases	16	23		52	69
Average realized price per pound	$9.14	$7.91		$8.36	$9.21
Oil Equivalents
Sales volumes
MMBOE	12.0	13.8		36.6	39.4
Thousand BOE (MBOE) per day	131	150		133	144
Cash operating margin per BOE[c]
Realized revenues	$34.99	$43.00	[d]	$30.50	$45.57	[d]
Cash production costs	(15.00)	(18.85)		(15.28)	(19.42)
Cash operating margin	$19.99	$24.15		$15.22	$26.15

a.
Excludes production and sales volumes from the Tenke mine, which is reported as a discontinued operation. Copper sales volumes from Tenke totaled 118 million pounds in third-quarter 2016, 113 million pounds in third-quarter 2015, 365 million pounds for the first nine months of 2016 and 350 million pounds for the first nine months of 2015. Average realized copper prices (including Tenke) were $2.18 per pound in third-quarter 2016, $2.38 per pound in third-quarter 2015, $2.16 per pound for the first nine months of 2016 and $2.54 per pound for the first nine months of 2015. Refer to "Discontinued Operations" for discussion of Tenke's operating results.

b.
Reflects per pound weighted-average production and delivery costs and unit net cash costs (net of by-product credits) for all copper mines (excluding Tenke), before net noncash and other costs. Including Tenke, mining unit net cash costs averaged $1.14 per pound in third-quarter 2016, $1.52 per pound in third-quarter 2015, $1.28 per pound for the first nine months of 2016 and $1.56 per pound for the first nine months of 2015. For reconciliations of per pound unit costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements, refer to "Product Revenues and Production Costs."

c.
Cash operating margin for oil and gas operations reflects realized revenues less cash production costs. Cash production costs exclude accretion and other costs. For reconciliations of realized revenues and cash production costs per BOE to revenues and production and delivery costs reported in our consolidated financial statements, refer to "Product Revenues and Production Costs."

d.	Includes realized cash gains on crude oil derivative contracts of $7.44 per BOE in third-quarter 2015 and $7.72 per BOE for the first nine months of 2015.

Revenues
Consolidated revenues totaled $3.9 billion in third-quarter 2016 and $10.5 billion for the first nine months of 2016, compared with $3.4 billion in third-quarter 2015 and $11.1 billion for the first nine months of 2015. Revenues from our mining operations primarily include the sale of copper concentrate, copper cathode, copper rod, gold and molybdenum. During the first nine months of 2016, our mined copper (excluding volumes from Tenke) was sold 56 percent in concentrate, 22 percent as cathode and 22 percent as rod from North America operations. Revenues from our oil and gas operations include the sale of oil, natural gas and natural gas liquids (NGLs). During the first nine months of 2016, approximately 90 percent of our oil and gas revenues were from oil and NGLs.

Following is a summary of changes in our consolidated revenues between periods (in millions):

	Three Months Ended September 30	Nine Months Ended September 30

Revenues - 2015 period	$3,382	$11,091
Mining operations:
Higher (lower) sales volumes:
Copper	536	1,334
Gold	26	(270)
Molybdenum	(48)	(154)
(Lower) higher average realized prices:
Copper	(223)	(1,147)
Gold	67	96
Molybdenum	21	(45)
Net adjustments for prior period provisionally priced copper sales	102	105
Higher treatment charges	(66)	(127)
Higher revenues from purchased copper	67	44
Higher (lower) Atlantic Copper revenues	6	(122)
Oil and gas operations:
Lower oil sales volumes	(6)	(8)
Lower oil average realized price, excluding derivative contracts	(39)	(293)
Net mark-to-market gains on crude oil derivative contracts for 2015 periods	(29)	(87)
Other, including intercompany eliminations	81	36
Revenues - 2016 period	$3,877	$10,453

Mining Operations
Sales Volumes. Consolidated copper sales increased to 1.1 billion pounds in third-quarter 2016 and 3.1 billion pounds for the first nine months of 2016, compared with 888 million pounds in third-quarter 2015 and 2.6 billion pounds for the first nine months of 2015, primarily reflecting higher volumes from Cerro Verde and PT Freeport Indonesia (PT-FI).

Consolidated gold sales volumes totaled 317 thousand ounces in third-quarter 2016, 294 thousand ounces in third-quarter 2015, 674 thousand ounces for the first nine months of 2016 and 909 thousand ounces for the first nine months of 2015. Lower gold sales volumes in the first nine months of 2016, compared with the 2015 period, primarily reflects lower ore grades at PT-FI.

Consolidated molybdenum sales volumes decreased to 16 million pounds in third-quarter 2016 and 52 million pounds for the first nine months of 2016, compared with 23 million pounds in third-quarter 2015 and 69 million pounds for the first nine months of 2015, primarily reflecting weak demand.

Refer to “Operations” for further discussion of sales volumes at our mining operations.

Metals Realized Prices. Our consolidated revenues can vary significantly as a result of fluctuations in the market prices of copper, gold and molybdenum, and to a lesser extent silver. Third-quarter 2016 average realized prices, compared with third-quarter 2015, were 8 percent lower for copper, 19 percent higher for gold and 16 percent higher for molybdenum. Average realized prices for the first nine months of 2016, compared with the first nine months of 2015, were 15 percent lower for copper, 12 percent higher for gold and 9 percent lower for molybdenum. Refer to "Markets" for further discussion.

Provisionally Priced Copper Sales. Impacts of net adjustments for prior period provisionally priced sales primarily relate to copper sales. Substantially all of our copper concentrate and cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) based primarily on quoted LME monthly average spot copper prices. We receive market prices based on prices in the specified future period, which results in price fluctuations recorded through revenues until the date of settlement. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on our provisionally priced concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until final pricing on the date of settlement. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs. (Unfavorable) favorable impacts of net adjustments to prior periods' provisionally priced copper sales from continuing operations totaled $(15) million for third-quarter 2016 and $5 million for the first nine months of 2016, compared with $(117) million for third-quarter 2015 and $(100) million for the first nine months of 2015.

At September 30, 2016, we had provisionally priced copper sales at our copper mining operations (excluding Tenke) totaling 521 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average of $2.20 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the September 30, 2016, provisional price recorded would have an approximate $17 million effect on 2016 net loss attributable to common stock. The LME spot copper price was $2.19 per pound on October 31, 2016.

Treatment Charges. Revenues from our South America and Indonesia concentrate sales are recorded net of treatment charges. Higher treatment charges for the 2016 periods, compared with the 2015 periods, primarily reflect higher sales volumes from our Cerro Verde and PT-FI mining operations.

Purchased Copper. We purchase copper cathode primarily for processing by our Rod & Refining operations. Purchased copper volumes of 61 million pounds in third-quarter 2016 and 131 million pounds for the first nine months of 2016 were higher than purchased volumes of 28 million pounds in third-quarter 2015 and 92 million pounds for the first nine months of 2015.

Atlantic Copper Revenues. Atlantic Copper revenues totaled $445 million in third-quarter 2016, $439 million in third-quarter 2015, $1.4 billion for the first nine months of 2016 and $1.5 billion for the first nine months of 2015. Revenues for the 2016 periods, compared with the 2015 periods, reflect lower copper prices and higher sales volumes.

Oil and Gas Operations
Oil Sales Volumes. Oil sales volumes of 9.1 million barrels (MMBbls) in third-quarter 2016 and 26.1 MMBbls for the first nine months of 2016 were lower than oil sales volumes of 9.3 MMBbls in third-quarter 2015 and 26.3 MMBbls for the first nine months of 2015, primarily reflecting lower volumes from California.

Realized Oil Prices Excluding Derivative Contracts. The average realized price for oil of $40.63 per barrel in third-quarter 2016 was 9 percent lower than our average realized price of $44.85 per barrel in third-quarter 2015 (excluding cash gains on derivative contracts). Our average realized price for oil of $37.11 per barrel for the first nine months of 2016 was 23 percent lower than our average realized price of $48.34 per barrel for the first nine months of 2015 (excluding cash gains on derivative contracts).
Crude Oil Derivative Contracts. During 2015, we had crude oil derivative contracts that were not designated as hedging instruments; accordingly, they were recorded at fair value with the mark-to-market gains and losses recorded in revenues each period. Net mark-to-market gains on crude oil derivative contracts totaled $29 million (consisting of cash gains of $103 million, partly offset by net noncash mark-to-market losses of $74 million) in third-quarter 2015 and $87 million (consisting of cash gains of $304 million, partly offset by net noncash mark-to-market losses of $217 million) for the first nine months of 2015.

Production and Delivery Costs
Consolidated production and delivery costs totaled $2.5 billion in third-quarter 2016, $2.6 billion in third-quarter 2015, $8.0 billion for the first nine months of 2016 and $7.9 billion for the first nine months of 2015. Production and delivery costs for mining operations were $603 million lower for the first nine months of 2016, compared with the first nine months of 2015, primarily reflecting the impact of cost reduction initiatives. Production and delivery costs for our U.S. oil and gas operations were $670 million higher for the first nine months of 2016 compared with the first nine months of 2015, primarily reflecting higher charges for drillship settlements/idle rig costs, which totaled $823 million for the first nine months of 2016 and $13 million for the first nine months of 2015, partly offset by the impact of cost reduction efforts.

Mining Unit Site Production and Delivery Costs. Site production and delivery costs for our copper mining operations primarily include labor, energy and commodity-based inputs, such as sulphuric acid, reagents, liners, tires and explosives. Consolidated unit site production and delivery costs (before net noncash and other costs) for our copper mines (excluding Tenke) totaled $1.37 per pound of copper in third-quarter 2016 and $1.42 per pound for the first nine months of 2016, compared with $1.75 per pound in third-quarter 2015 and $1.88 per pound for the first nine months of 2015. Lower consolidated unit site production and delivery costs for the 2016 periods, compared with the 2015 periods, primarily reflect higher volumes and the impact of ongoing cost reduction initiatives. Refer to “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements.

Oil and Gas Cash Production Costs per BOE. Production costs for our oil and gas operations primarily include costs incurred to operate and maintain wells and related equipment and facilities, such as lease operating expenses, steam gas costs, electricity, production and ad valorem taxes, and gathering and transportation expenses. Lower cash production costs for our oil and gas operations of $15.00 per BOE in third-quarter 2016 and $15.28 per BOE for the first nine months of 2016, compared with $18.85 per BOE in third-quarter 2015 and $19.42 per BOE for the first nine months of 2015, primarily reflect ongoing cost reduction efforts. Refer to “Operations - Oil and Gas” for further discussion of cash production costs at our oil and gas operations.

Depreciation, Depletion and Amortization
Depreciation will vary under the unit-of-production (UOP) method as a result of changes in sales volumes and the related UOP rates at our mining and oil and gas operations. Consolidated depreciation, depletion and amortization (DD&A) totaled $643 million in third-quarter 2016, $823 million in third-quarter 2015, $1.9 billion for the first nine months of 2016 and $2.5 billion for the first nine months of 2015. DD&A from mining operations was $47 million higher in third-quarter 2016 and $184 million higher for the first nine months of 2016, compared with the 2015 periods, primarily reflecting higher copper sales volumes from Cerro Verde and PT-FI. DD&A from U.S. oil and gas operations was $227 million lower in third-quarter 2016 and $769 million lower for the first nine months of 2016, compared with the 2015 periods, primarily reflecting lower DD&A rates as a result of reduced oil and gas property costs subject to amortization following impairment charges.

Impairment of Oil and Gas Properties
Under full cost accounting rules, a "ceiling test" is conducted each quarter to review the carrying value of oil and gas properties for impairment, which resulted in the recognition of impairment charges totaling $239 million in third-quarter 2016, $3.7 billion in third-quarter 2015, $4.3 billion for the first nine months of 2016 and $9.4 billion for the first nine months of 2015. Refer to Note 1 and "Operations - Oil and Gas" for further discussion.

Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses totaled $110 million in third-quarter 2016, $122 million in third-quarter 2015, $408 million for the first nine months of 2016 and $421 million for the first nine months of 2015. Selling, general and administrative expenses includes net restructuring-related charges of $38 million for the first nine months of 2016 associated with our oil and gas operations.

Consolidated selling, general and administrative expenses were net of capitalized general and administrative expenses at our oil and gas operations totaling $16 million in third-quarter 2016, $27 million in third-quarter 2015, $66 million for the first nine months of 2016 and $97 million for the first nine months of 2015.

Mining Exploration and Research Expenses
Consolidated exploration and research expenses for our mining operations totaled $13 million in third-quarter 2016, $26 million in third-quarter 2015, $46 million for the first nine months of 2016 and $83 million for the first nine months of 2015. Our mining exploration activities are generally associated with our existing mines focusing on opportunities to expand reserves and resources to support development of additional future production capacity. Exploration results continue to indicate opportunities for significant future potential reserve additions in North and South America. Exploration spending continues to be constrained by market conditions and is expected to approximate $45 million for the year 2016.

Exploration costs for our oil and gas operations are capitalized to oil and gas properties.

Environmental Obligations and Shutdown Costs
Environmental obligation costs reflect net revisions to our long-term environmental obligations, which vary from period to period because of changes to environmental laws and regulations, the settlement of environmental matters and/or circumstances affecting our operations that could result in significant changes in our estimates. Shutdown costs include care-and-maintenance costs and any litigation, remediation or related expenditures associated with closed facilities or operations. Net (credits) charges for environmental obligations and shutdown costs from continuing operations totaled $(3) million in third-quarter 2016, $37 million in third-quarter 2015, $18 million for the first nine months of 2016 and $61 million for the first nine months of 2015.

Net Gain on Sales of Assets
Net gain on sales of assets totaled $13 million in third-quarter 2016 and $762 million for the the first nine months of 2016, primarily associated with the Morenci and Timok transactions (refer to Note 2 for further discussion). Net gain on sales of assets totaled $39 million for the first nine months of 2015 related to the sale of our interest in the Luna Energy power facility.

Interest Expense, Net
Consolidated interest expense (excluding capitalized interest and interest expense allocated to discontinued operations) totaled $211 million in both third-quarter 2016 and 2015, $647 million for the first nine months of 2016 and $622 million for the first nine months of 2015. Refer to Note 2 for interest allocated to discontinued operations.

Capitalized interest varies with the level of expenditures for our development projects and average interest rates on our borrowings and totaled $24 million in third-quarter 2016, $54 million in third-quarter 2015, $73 million for the first nine months of 2016 and $184 million for the first nine months of 2015.

Net Gain on Early Extinguishment of Debt
Net gain on early extinguishment of debt totaled $15 million in third-quarter 2016 and $51 million for the first nine months of 2016, primarily related to the redemption of certain senior notes in exchange for common stock. Refer to Note 6 for further discussion.

Income Taxes
Following is a summary of the approximate amounts used in the calculation of our consolidated income tax benefit
(provision) from continuing operations for the first nine months of 2016 and 2015 (in millions, except percentages):

	Nine Months Ended September 30,
	2016					2015
	Income(Loss)[a]	Effective Tax Rate		Income Tax Benefit (Provision)		Income (Loss)[a]		Effective Tax Rate	Income Tax Benefit (Provision)
U.S.	$(616)	47%		$292	[b]	$(1,033)	[c]	42%	$435
South America	290	39%		(114)		76		42%	(32)
Indonesia	544	39%		(212)		327		44%	(145)
Impairment of oil and gas properties	(4,317)	38%		1,632		(9,442)		37%	3,497
Valuation allowance, net[d]	—	N/A		(1,632)		—		N/A	(1,910)
Eliminations and other	135	N/A		(46)		221		N/A	(70)
Rate adjustment[e]	—	N/A		1		—		N/A	(13)
Consolidated FCX	$(3,964)	(2)%	[f]	$(79)		$(9,851)		18%	$1,762

a.	Represents income (loss) from continuing operations by geographic location before income taxes and equity in affiliated companies’ net earnings (losses).

b.
Includes net tax credits of $290 million for the first nine months of 2016 primarily associated with alternative minimum tax credits, changes to valuation allowances and net operating loss carryback claims. Refer to Note 5 for further discussion.

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

f.
The consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which we operate. Accordingly, variations in the relative proportions of jurisdictional income result in fluctuations to our consolidated effective income tax rate. Assuming achievement of current sales volume and cost estimates and average prices of $2.10 per pound for copper, $1,250 per ounce for gold, $7 per pound for molybdenum and $51 per barrel of Brent crude oil for fourth-quarter 2016, we estimate our consolidated effective tax rate related to continuing operations for the year 2016 will approximate 40 percent, excluding U.S. domestic losses.

Net (Loss) Income from Discontinued Operations
In May 2016, we entered into an agreement to sell our interest in TFHL, through which we have an effective 56 percent interest in the Tenke copper and cobalt mining concessions in the Southeast region of the Democratic Republic of Congo (DRC). In accordance with accounting guidelines, the results of Tenke have been reported as discontinued operations for all periods presented. Net (loss) income from discontinued operations totaled $(6) million in third-quarter 2016, $25 million in third-quarter 2015, $(191) million for the first nine months of 2016 and $95 million for the first nine months of 2015. The 2016 periods also include an estimated loss on disposal of $5 million for third-quarter 2016 and $182 million for the first nine months of 2016, which will be adjusted through closing of the transaction. Refer to Note 2 for a summary of the components of discontinued operations and to "Discontinued Operations" for a discussion of operating results.

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

During 2015, we revised plans for our North America copper mines to incorporate reductions in mining rates to reduce operating and capital costs. In addition, we curtailed operations at the Miami and Tyrone mines, and we are operating our Sierrita mine at reduced rates. The revised plans at each of the operations incorporate the impacts of lower energy, acid and other consumables, reduced labor costs and a significant reduction in capital spending plans. These operating plans will continue to be reviewed and additional adjustments will be made as market conditions warrant.

Operating Data. Following is a summary of consolidated operating data for the North America copper mines for the third quarters and first nine months of 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating Data, Net of Joint Venture Interest
Copper
Production (millions of recoverable pounds)	455	499	1,411	1,420
Sales (millions of recoverable pounds)	458	483	1,425	1,441
Average realized price per pound	$2.19	$2.42	$2.18	$2.59

Molybdenum
Production (millions of recoverable pounds)[a]	9	9	25	28

100% Operating Data
SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	681,400	927,900	764,900	911,100
Average copper ore grade (percent)	0.31	0.27	0.32	0.26
Copper production (millions of recoverable pounds)	316	300	921	808

Mill operations
Ore milled (metric tons per day)	300,500	311,500	299,900	309,700
Average ore grade (percent):
Copper	0.47	0.50	0.48	0.48
Molybdenum	0.03	0.03	0.03	0.03
Copper recovery rate (percent)	87.8	85.6	86.3	85.6
Copper production (millions of recoverable pounds)	216	240	661	728

a.	Refer to "Consolidated Results" for our consolidated molybdenum sales volumes, which includes sales of molybdenum produced at the North America copper mines.

Copper sales volumes from our North America copper mines of 458 million pounds in third-quarter 2016 were less than third-quarter 2015 sales of 483 million pounds, primarily attributable to the May 2016 sale of a portion of our interest in Morenci. Copper sales volumes from our North America mines of 1.43 billion pounds for the first nine months of 2016 were slightly lower than 1.44 billion pounds for the first nine months of 2015.

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

Gross Profit per Pound of Copper and Molybdenum
The following tables summarize unit net cash costs and gross profit per pound at our North America copper mines for the third quarters and first nine months of 2016 and 2015. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended September 30,
	2016			2015
	By- Product Method	Co-Product Method		By- Product Method		Co-Product Method
		Copper	Molyb- denum[a]			Copper	Molyb- denum[a]
Revenues, excluding adjustments	$2.19	$2.19	$7.39	$2.42		$2.42	$6.18

Site production and delivery, before net noncash and other costs shown below	1.44	1.34	5.51	1.68		1.59	5.51
By-product credits	(0.17)	—	—	(0.12)		—	—
Treatment charges	0.10	0.09	—	0.12		0.11	—
Unit net cash costs	1.37	1.43	5.51	1.68		1.70	5.51
Depreciation, depletion and amortization	0.28	0.26	0.70	0.28		0.27	0.51
Metals inventory adjustments	0.01	0.01	—	0.11		0.11	0.14
Noncash and other costs, net	0.05	0.04	0.13	0.22	[b]	0.21	0.19
Total unit costs	1.71	1.74	6.34	2.29		2.29	6.35
Revenue adjustments, primarily for pricing on prior period open sales	—	—	—	(0.12)		(0.12)	—
Gross profit (loss) per pound	$0.48	$0.45	$1.05	$0.01		$0.01	$(0.17)

Copper sales (millions of recoverable pounds)	457	457		483		483
Molybdenum sales (millions of recoverable pounds)[a]			9				9

	Nine Months Ended September 30,
	2016			2015
	By- Product Method	Co-Product Method		By- Product Method		Co-Product Method
		Copper	Molyb- denum[a]			Copper	Molyb- denum[a]
Revenues, excluding adjustments	$2.18	$2.18	$6.24	$2.59		$2.59	$7.62

Site production and delivery, before net noncash and other costs shown below	1.41	1.34	4.86	1.76		1.65	6.01
By-product credits	(0.12)	—	—	(0.15)		—	—
Treatment charges	0.11	0.10	—	0.12		0.12	—
Unit net cash costs	1.40	1.44	4.86	1.73		1.77	6.01
Depreciation, depletion and amortization	0.29	0.27	0.61	0.28		0.27	0.56
Metals inventory adjustments	—	—	—	0.04		0.04	0.04
Noncash and other costs, net	0.05	0.05	0.06	0.12	[b]	0.12	0.10
Total unit costs	1.74	1.76	5.53	2.17		2.20	6.71
Revenue adjustments, primarily for pricing on prior period open sales	—	—	—	(0.02)		(0.02)	—
Gross profit per pound	$0.44	$0.42	$0.71	$0.40		$0.37	$0.91

Copper sales (millions of recoverable pounds)	1,421	1,421		1,439		1,439
Molybdenum sales (millions of recoverable pounds)[a]			25				28

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes $75 million ($0.16 per pound in third-quarter 2015 and $0.05 per pound for the first nine months of 2015) for asset impairment and restructuring charges.

Our North America copper mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) of $1.37 per pound of copper in third-quarter 2016 and $1.40 per pound for the first nine months of 2016 were lower than unit net cash costs of $1.68 per pound in third-quarter 2015 and $1.73 per pound for the first nine months of 2015, primarily reflecting cost reduction initiatives.

Because certain assets are depreciated on a straight-line basis, North America's average unit depreciation rate may vary with asset additions and the level of copper production and sales.

Average unit net cash costs (net of by-product credits) for our North America copper mines are expected to approximate $1.41 per pound of copper for the year 2016, based on achievement of current sales volume and cost estimates, and assuming an average molybdenum price of $7 per pound for fourth-quarter 2016. North America's average unit net cash costs would change by approximately $0.005 per pound for each $2 per pound change in the average price of molybdenum.

South America Mining
We operate two copper mines in South America – Cerro Verde in Peru (in which we own a 53.56 percent interest) and El Abra in Chile (in which we own a 51 percent interest), which are consolidated in our financial statements.

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

Operating Data. Following is a summary of consolidated operating data for our South America mining operations for the third quarters and first nine months of 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Copper
Production (millions of recoverable pounds)	317	204	986	585
Sales (millions of recoverable pounds)	323	207	973	585
Average realized price per pound	$2.19	$2.37	$2.17	$2.52

Molybdenum
Production (millions of recoverable pounds)[a]	5	1	14	5

SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	163,000	192,300	158,100	220,800
Average copper ore grade (percent)	0.41	0.46	0.41	0.43
Copper production (millions of recoverable pounds)	78	107	250	330

Mill operations
Ore milled (metric tons per day)	355,300	131,200	348,900	122,400
Average ore grade:
Copper (percent)	0.41	0.49	0.42	0.46
Molybdenum (percent)	0.02	0.02	0.02	0.02
Copper recovery rate (percent)	84.4	79.2	86.1	79.0
Copper production (millions of recoverable pounds)	239	97	736	255

a.	Refer to "Consolidated Results" for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at Cerro Verde.

Consolidated copper sales volumes from South America of 323 million pounds in third-quarter 2016 and 973 million pounds for the first nine months of 2016, were significantly higher than sales of 207 million pounds in third-quarter 2015 and 585 million pounds for the first nine months of 2015, reflecting Cerro Verde's expanded operations.

Copper sales from South America mines are expected to approximate 1.3 billion pounds of copper for the year 2016, compared with 871 million pounds in 2015.

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

Gross Profit per Pound of Copper
The following tables summarize unit net cash costs and gross profit per pound of copper at the South America mining operations for the third quarters and first nine months of 2016 and 2015. Unit net cash costs per pound of copper are reflected under the by-product and co-product methods as the South America mining operations also had small amounts of molybdenum and silver sales. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended September 30,
	2016		2015
	By-Product Method	Co-Product Method	By-Product Method		Co-Product Method
Revenues, excluding adjustments	$2.19	$2.19	$2.37		$2.37

Site production and delivery, before net noncash and other costs shown below	1.27	1.20	1.54		1.50
By-product credits	(0.12)	—	(0.04)		—
Treatment charges	0.24	0.24	0.18		0.18
Royalty on metals	0.01	—	—		—
Unit net cash costs	1.40	1.44	1.68		1.68
Depreciation, depletion and amortization	0.41	0.39	0.43		0.42
Noncash and other costs, net	0.01	0.01	0.10	[a]	0.10
Total unit costs	1.82	1.84	2.21		2.20
Revenue adjustments, primarily for pricing on prior period open sales	(0.02)	(0.02)	(0.14)		(0.14)
Gross profit per pound	$0.35	$0.33	$0.02		$0.03

Copper sales (millions of recoverable pounds)	323	323	207		207

	Nine Months Ended September 30,
	2016		2015
	By-Product Method	Co-Product Method	By-Product Method		Co-Product Method
Revenues, excluding adjustments	$2.17	$2.17	$2.52		$2.52

Site production and delivery, before net noncash and other costs shown below	1.23	1.17	1.68		1.63
By-product credits	(0.10)	—	(0.05)		—
Treatment charges	0.24	0.24	0.17		0.17
Royalty on metals	—	—	—		—
Unit net cash costs	1.37	1.41	1.80		1.80
Depreciation, depletion and amortization	0.41	0.39	0.40		0.39
Noncash and other costs, net	0.02	0.02	0.04	[a]	0.04
Total unit costs	1.80	1.82	2.24		2.23
Revenue adjustments, primarily for pricing on prior period open sales	0.01	0.01	(0.05)		(0.05)
Gross profit per pound	$0.38	$0.36	$0.23		$0.24

Copper sales (millions of recoverable pounds)	973	973	585		585

a.	Includes restructuring charges totaling $11 million ($0.05 per pound in third-quarter 2015 and $0.02 per pound for the first nine months of 2015).

Our South America mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) of $1.40 per pound of copper in third-quarter 2016 and $1.37 per pound for the first nine months of 2016, were lower than unit net cash costs of $1.68 per pound in third-quarter 2015 and $1.80 per pound for the first nine months of 2015, primarily reflecting higher copper sales volumes and efficiencies associated with the Cerro Verde expansion and higher by-product credits.

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

Average unit net cash costs (net of by-product credits) for our South America mining operations are expected to approximate $1.42 per pound of copper for the year 2016, based on current sales volume and cost estimates, and assuming average prices of $7 per pound of molybdenum for fourth-quarter 2016.

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

PT-FI produces copper concentrate that contains significant quantities of gold and silver. Substantially all of PT-FI’s copper concentrate is sold under long-term contracts, and during the first nine months of 2016, approximately half of PT-FI's concentrate production was sold to PT Smelting, its 25-percent-owned smelter and refinery in Gresik, Indonesia.

Regulatory Matters. PT-FI continues to engage with Indonesian government officials regarding its long-term operating rights under its Contract of Work (COW), and its rights to export concentrate without restriction.

In July 2014, PT-FI and the Indonesian government entered into a Memorandum of Understanding, in which subject to concluding an agreement to extend PT-FI's operations beyond 2021 on acceptable terms, PT-FI agreed to construct new smelter capacity in Indonesia and to divest an additional 20.64 percent interest in PT-FI at fair market value. PT-FI also agreed to pay higher royalties and to pay export duties until certain smelter development milestones were met.

In October 2015, the Indonesian government provided a letter of assurance to PT-FI indicating that it would revise regulations allowing it to approve the extension of operations beyond 2021, and provide the same rights and the same level of legal and fiscal certainty provided under its current COW.

In August 2016, PT-FI's export permit was renewed through January 11, 2017. Current regulations published by the Indonesian government prohibit exports of copper concentrate and anode slimes after January 12, 2017. Indonesian government officials have indicated an intent to revise this regulation to protect employment and government revenues. The nature of any potential revisions of the regulation is currently uncertain. PT-FI is actively engaged with Indonesian government officials on this matter. Refer to "Risk Factors" contained in Part II, Item IA. for further discussion.

Operating and Development Activities. PT-FI is currently mining the final phase of the Grasberg open pit, which contains high copper and gold ore grades. PT-FI expects to mine high-grade ore over the next several quarters prior to transitioning to the Grasberg Block Cave underground mine in the first half of 2018.

PT-FI has several projects in progress in the Grasberg minerals district related to the development of its large-scale, long-lived, high-grade underground ore bodies. In aggregate, these underground ore bodies are expected to produce large-scale quantities of copper and gold following the transition from the Grasberg open pit. From 2017 to 2020, estimated aggregate capital spending on these projects is currently expected to average $1.0 billion per year ($0.8 billion per year net to PT-FI). Considering the long-term nature and size of these projects, actual costs could vary from these estimates. In response to market conditions and Indonesian regulatory uncertainty, the timing of these expenditures continues to be reviewed.

The following provides additional information on the continued development of the Common Infrastructure project, the Grasberg Block Cave underground mine and the Deep Mill Level Zone (DMLZ) ore body that lies below the Deep Ore Zone (DOZ) underground mine. Our current plans and mineral reserves in Indonesia assume that PT-FI will be able to continue to export copper concentrate directly and through PT Smelting after January 12, 2017, and that PT-FI's COW will be extended beyond 2021.

Common Infrastructure and Grasberg Block Cave Mine. In 2004, PT-FI commenced its Common Infrastructure project to provide access to its large undeveloped underground ore bodies located in the Grasberg minerals district through a tunnel system located approximately 400 meters deeper than its existing underground tunnel system. In addition to providing access to our underground ore bodies, the tunnel system will enable PT-FI to conduct future exploration in prospective areas associated with currently identified ore bodies. The tunnel system was completed to the Big Gossan terminal, and the Big Gossan mine was brought into production in 2010. Production from the Big Gossan mine, which is currently suspended, is expected to restart in the first half of 2017 and ramp up to 7,000 metric tons of ore per day in 2022. Development of the DMLZ and Grasberg Block Cave underground mines is advancing using the Common Infrastructure project tunnels as access.

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

Aggregate mine development capital for the Grasberg Block Cave mine and associated Common Infrastructure is expected to approximate $6.0 billion (incurred between 2008 and 2022), with PT-FI’s share totaling approximately $5.5 billion. Aggregate project costs totaling $2.6 billion have been incurred through September 30, 2016 ($416 million during the first nine months of 2016).

DMLZ. The DMLZ ore body lies below the DOZ mine at the 2,590-meter elevation and represents the downward continuation of mineralization in the Ertsberg East Skarn system and neighboring Ertsberg porphyry. In September 2015, PT-FI initiated pre-commercial production that represents ore extracted during the development phase for the purpose of obtaining access to the ore body. Targeted production rates once the DMLZ underground mine reaches full capacity are expected to approximate 80,000 metric tons of ore per day in 2021.

Drilling efforts continue to determine the extent of the ore body. Aggregate mine development capital costs for the DMLZ underground mine are expected to approximate $2.6 billion (incurred between 2009 and 2020), with PT-FI’s share totaling approximately $1.6 billion. Aggregate project costs totaling $1.8 billion have been incurred through September 30, 2016 ($243 million during the first nine months of 2016).

Operating Data. Following is a summary of consolidated operating data for our Indonesia mining operations for the third quarters and first nine months of 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating Data, Net of Joint Venture Interest
Copper
Production (millions of recoverable pounds)	321	192	694	551
Sales (millions of recoverable pounds)	332	198	702	549
Average realized price per pound	$2.20	$2.35	$2.17	$2.45

Gold
Production (thousands of recoverable ounces)	301	272	637	887
Sales (thousands of recoverable ounces)	307	285	653	891
Average realized price per ounce	$1,327	$1,117	$1,292	$1,149

100% Operating Data
Ore milled (metric tons per day):[a]
Grasberg open pit	135,600	117,300	117,200	118,400
DOZ underground mine[b]	35,100	40,400	38,700	44,000
DMLZ underground mine	6,000	3,800	5,000	2,700
Grasberg Block Cave	2,800	—	2,600	—
Big Gossan underground mine	1,000	—	700	—
Total	180,500	161,500	164,200	165,100
Average ore grades:
Copper (percent)	1.02	0.68	0.86	0.65
Gold (grams per metric ton)	0.69	0.71	0.58	0.76
Recovery rates (percent):
Copper	91.4	89.6	90.5	90.2
Gold	82.7	81.1	81.4	83.1
Production:
Copper (millions of recoverable pounds)	327	192	736	551
Gold (thousands of recoverable ounces)	300	272	664	887

a.	Amounts represent the approximate average daily throughput processed at PT-FI’s mill facilities from each producing mine and from development activities that result in metal production.

b.	Ore milled from the DOZ underground mine is expected to ramp up to 60,000 metric tons of ore per day in 2017.

Indonesia's consolidated copper sales of 332 million pounds in third-quarter 2016 and 702 million pounds for the first nine months of 2016, were higher than sales of 198 million pounds in third-quarter 2015 and 549 million pounds for the first nine months of 2015, primarily reflecting higher copper ore grades.

Indonesia's gold sales totaled 307 thousand ounces in third-quarter 2016 and 653 thousand ounces for the first nine months of 2016, compared with 285 thousand ounces in third-quarter 2015 and 891 thousand ounces for the first nine months of 2015. Lower gold volumes in the first nine months of 2016, compared with the first nine months of 2015, primarily reflect lower ore grades. During third-quarter 2016, PT-FI experienced labor productivity issues and a 10-day work stoppage beginning in late September, which affected the timing of access to higher grade ore and resulted in a deferral of production into future periods.

At the Grasberg mine, the sequencing of mining areas with varying ore grades causes fluctuations in quarterly and annual production of copper and gold. Consolidated sales volumes from our Indonesia mining operations are expected to approximate 1.2 billion pounds of copper and 1.24 million ounces of gold for the year 2016, compared with 744 million pounds of copper and 1.2 million ounces of gold for the year 2015. Ore grades are expected to further improve in 2017 because of increased access to higher grade sections of the Grasberg open pit. Indonesia mining's projected sales volumes are dependent on a number of factors, including operational performance, the timing of shipments and approval by the Indonesian government to continue the export of copper concentrate and anode slimes.

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

Gross Profit per Pound of Copper and per Ounce of Gold
The following tables summarize the unit net cash costs and gross profit per pound of copper and per ounce of gold at our Indonesia mining operations for the third quarters and first nine months of 2016 and 2015. Refer to “Product Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended September 30,
	2016				2015
	By-Product Method		Co-Product Method		By-Product Method	Co-Product Method
			Copper	Gold		Copper	Gold
Revenues, excluding adjustments	$2.20		$2.20	$1,327	$2.35	$2.35	$1,117

Site production and delivery, before net noncash and other costs shown below	1.37		0.86	520	2.16	1.28	604
Gold and silver credits	(1.29)		—	—	(1.59)	—	—
Treatment charges	0.27		0.17	104	0.31	0.18	86
Export duties	0.10		0.07	39	0.17	0.10	49
Royalty on metals	0.12		0.07	50	0.13	0.07	35
Unit net cash costs	0.57		1.17	713	1.18	1.63	774
Depreciation and amortization	0.33		0.21	125	0.45	0.27	127
Noncash and other costs, net	0.05	[a]	0.03	19	0.02	0.01	5
Total unit costs	0.95		1.41	857	1.65	1.91	906
Revenue adjustments, primarily for pricing on prior period open sales	(0.02)		(0.02)	1	(0.26)	(0.26)	(38)
PT Smelting intercompany (loss) profit	(0.03)		(0.02)	(10)	0.08	0.05	23
Gross profit per pound/ounce	$1.20		$0.75	$461	$0.52	$0.23	$196

Copper sales (millions of recoverable pounds)	332		332		198	198
Gold sales (thousands of recoverable ounces)				307			285

	Nine Months Ended September 30,
	2016				2015
	By-Product Method		Co-Product Method		By-Product Method	Co-Product Method
			Copper	Gold		Copper	Gold
Revenues, excluding adjustments	$2.17		$2.17	$1,292	$2.45	$2.45	$1,149

Site production and delivery, before net noncash and other costs shown below	1.70		1.08	639	2.39	1.34	630
Gold and silver credits	(1.28)		—	—	(1.93)	—	—
Treatment charges	0.29		0.18	109	0.31	0.17	81
Export duties	0.09		0.06	34	0.16	0.10	44
Royalty on metals	0.12		0.07	48	0.16	0.09	41
Unit net cash costs	0.92		1.39	830	1.09	1.70	796
Depreciation and amortization	0.40		0.25	152	0.43	0.24	114
Noncash and other costs, net	0.04	[a]	0.03	16	0.04	0.02	10
Total unit costs	1.36		1.67	998	1.56	1.96	920
Revenue adjustments, primarily for pricing on prior period open sales	—		—	25	(0.09)	(0.09)	10
PT Smelting intercompany (loss) profit	(0.01)		(0.01)	(4)	0.03	0.02	9
Gross profit per pound/ounce	$0.80		$0.49	$315	$0.83	$0.42	$248

Copper sales (millions of recoverable pounds)	702		702		549	549
Gold sales (thousands of recoverable ounces)				653			891

a.	Includes asset retirement charges of $17 million ($0.05 per pound in third-quarter 2016 and $0.02 per pound for the first nine months of 2016).

A significant portion of PT-FI's costs are fixed and unit costs vary depending on volumes and other factors. Indonesia's unit net cash costs (including gold and silver credits) of $0.57 per pound of copper in third-quarter 2016 and $0.92 per pound of copper for the first nine months of 2016, were lower than $1.18 per pound of copper in third-quarter 2015 and $1.09 per pound of copper for the first nine months of 2015, primarily reflecting higher copper sales volumes, partly offset by lower gold and silver credits.

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold.

Export duties were initially set at 7.5 percent in July 2014 and were reduced to 5.0 percent in July 2015 as a result of smelter development progress. Export duties totaled $34 million in third-quarter 2016, $35 million in third-quarter 2015, $63 million for the first nine months of 2016 and $92 million for the first nine months of 2015.

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

PT Smelting intercompany (loss) profit represents the change in the deferral of 25 percent of PT-FI's profit on sales to PT Smelting. Refer to "Operations - Smelting & Refining" for further discussion.

Based on current sales volume and cost estimates, and assuming an average gold price of $1,250 per ounce for fourth-quarter 2016, unit net cash costs (net of gold and silver credits) for Indonesia mining are expected to approximate $0.62 per pound of copper for the year 2016. Indonesia mining's unit net cash costs for the year 2016 would change by approximately $0.03 per pound for each $50 per ounce change in the average price of gold for fourth-quarter 2016. Because of the fixed nature of a large portion of Indonesia's costs, unit costs vary from quarter to quarter depending on copper and gold volumes. Anticipated higher ore grades from Grasberg are expected to result in lower unit net cash costs in fourth-quarter 2016 and for the year 2017.

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

Production from the Molybdenum mines totaled 5 million pounds of molybdenum in third-quarter 2016 and 19 million pounds of molybdenum for the first nine months of 2016, compared with 13 million pounds of molybdenum in third-quarter 2015 and 39 million pounds of molybdenum for the first nine months of 2015. Refer to "Consolidated Results" for our consolidated molybdenum operating data, which includes sales of molybdenum produced at our Molybdenum mines, and from our North and South America copper mines, and refer to "Outlook" for projected consolidated molybdenum sales volumes.

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

Average unit net cash costs for our Molybdenum mines of $10.28 per pound of molybdenum in third-quarter 2016 and $8.39 per pound of molybdenum for the first nine months of 2016, were higher than average unit net cash costs of $6.93 per pound in third-quarter 2015 and $7.10 for the first nine months of 2015, primarily reflecting lower volumes. Assuming achievement of current sales volume and cost estimates, we estimate unit net cash costs for the Molybdenum mines to average $8.50 per pound of molybdenum for the year 2016. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

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

Atlantic Copper smelts and refines copper concentrate and markets refined copper and precious metals in slimes. During the first nine months of 2016, Atlantic Copper's concentrate purchases from our copper mining operations included 11 percent from our North America copper mines, 9 percent from South America mining and 5 percent from Indonesia mining, with the remainder purchased from third parties.

PT-FI's contract with PT Smelting provides for PT-FI to supply 100 percent of the copper concentrate requirements (subject to a minimum or maximum rate) necessary for PT Smelting to produce 205,000 metric tons of copper annually on a priority basis. PT-FI may also sell copper concentrate to PT Smelting at market rates for quantities in excess of 205,000 metric tons of copper annually. During the first nine months of 2016, PT-FI supplied approximately 90 percent of PT Smelting's concentrate requirements, and PT Smelting processed approximately half of PT-FI's concentrate production.

Refer to "Risk Factors" contained in Part II, Item IA. for information regarding current Indonesian regulations that prohibit the export of anode slimes by PT Smelting after January 12, 2017.

We defer recognizing profits on sales from our mining operations to Atlantic Copper and on 25 percent of PT-FI's sales to PT Smelting until final sales to third parties occur. Changes in these deferrals attributable to variability in intercompany volumes resulted in net additions to net income attributable to common stock of $17 million in third-quarter 2016, less than $1 million in third-quarter 2015, $6 million for the first nine months of 2016 and $37 million for the first nine months of 2015. Our net deferred profits on our inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income attributable to common stock from continuing operations totaled $19 million at September 30, 2016. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices will result in variability in our net deferred profits and quarterly earnings.

Oil and Gas
Through our wholly owned oil and gas subsidiary, FM O&G, our principal oil and gas assets include oil production facilities in the Deepwater GOM and in California.

In July 2016, FM O&G completed the sale of its Haynesville shale assets for $87 million (before closing adjustments) and in second-quarter 2016, completed the sale of certain oil and gas royalty interests for $102 million (before closing adjustments). Under full cost accounting rules, the proceeds from these transactions were recorded as a reduction of capitalized oil and gas properties, with no gain or loss recognition.

In September 2016, FM O&G entered into an agreement to sell its Deepwater GOM properties for cash consideration of $2.0 billion (before closing adjustments) and up to $150 million in contingent payments, which would be received over time as the purchaser realizes future cash flows in connection with our third-party production handling agreement for the Marlin platform. The transaction has an effective date of August 1, 2016, and is expected to close in fourth-quarter 2016, subject to customary closing conditions. In connection with the transaction, FM O&G entered into an agreement to amend the terms of the Plains Offshore preferred stock to provide FM O&G the option to call these securities for $582 million, which FM O&G expects to exercise at the time the Deepwater GOM sale closes.

In October 2016, FM O&G entered into an agreement to sell its onshore California oil and gas properties for cash consideration of $592 million (before closing adjustments) and contingent consideration of up to $150 million, consisting of $50 million per year for each of 2018, 2019 and 2020 if the price of Brent crude oil averages $70 per barrel or higher in each of those calendar years. The transaction has an effective date of July 1, 2016, and is expected to close in fourth-quarter 2016, subject to customary closing conditions.

Under full cost accounting rules, the Deepwater GOM and onshore California transactions will require gain or loss recognition because of their significance to the full cost pool, but the amounts are not expected to be material. Refer to Note 2 for further discussion of these oil and gas transactions, including the derivative contracts entered into during October 2016 as part of the sales agreement for the onshore California oil and gas properties.

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

Using West Texas Intermediate (WTI) as the reference oil price, the average price was $41.68 per barrel at September 30, 2016, compared with $43.12 per barrel at June 30, 2016. Combined with the impact of the reduction in twelve-month historical prices and reserve revisions, net capitalized costs exceeded the related ceiling test limitation under full cost accounting rules, which resulted in the recognition of impairment charges totaling $239 million in third-quarter 2016 and $4.3 billion for the first nine months of 2016.

U.S. Oil & Gas Operating Data. Following is summary operating results for the U.S. oil and gas operations for the third quarters and first nine months of 2016 and 2015:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015		2016	2015
Sales Volumes
Oil (MMBbls)	9.1	9.3		26.1	26.3
Natural gas (Bcf)	13.8	22.8		52.2	68.1
NGLs (MMBbls)	0.6	0.7		1.8	1.8
MMBOE	12.0	13.8		36.6	39.4

Average Realized Prices[a]
Oil (per barrel)	$40.63	$55.88	[b]	$37.11	$59.92	[b]
Natural gas (per MMBtu)	$2.84	$2.72		$2.24	$2.74
NGLs (per barrel)	$17.65	$16.68		$16.85	$19.78

Gross Loss per BOE
Realized revenues[a]	$34.99	$43.00	[b]	$30.50	$45.57	[b]
Cash production costs[a]	(15.00)	(18.85)		(15.28)	(19.42)
Cash operating margin[a]	19.99	24.15		15.22	26.15
Depreciation, depletion and amortization	(18.54)	(32.71)		(19.03)	(37.18)
Impairment of oil and gas properties	(19.75)	(252.58)		(117.56)	(235.22)
Accretion and other costs[c]	(4.24)	(2.38)		(26.49)	(2.32)
Net noncash mark-to-market losses on derivative contracts	—	(5.34)		—	(5.51)
Other revenues	0.46	0.49		0.45	0.39
Gross loss	$(22.08)	$(268.37)		$(147.41)	$(253.69)

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

b.
Includes realized cash gains on crude oil derivative contracts of $11.03 per barrel of oil ($7.44 per BOE) in third-quarter 2015 and $11.58 per barrel of oil ($7.72 per BOE) for the first nine months of 2015.

c.
Includes charges of $2.81 per BOE in third-quarter 2016 and $25.32 per BOE for the first nine months of 2016, primarily for idle rig/drillship settlements, inventory adjustments and asset impairments and charges of $1.54 per BOE in third-quarter 2015 and $1.48 per BOE for the first nine months of 2015, primarily for idle rig costs, inventory adjustments and prior period property tax assessments related to the California properties.

FM O&G's average realized price for crude oil was $40.63 per barrel (86 percent of the average Brent crude oil price of $46.99 per barrel) in third-quarter 2016 and $37.11 per barrel (86 percent of the average Brent crude oil price of $43.17 per barrel) for the first nine months of 2016.

FM O&G's average realized price for natural gas was $2.84 per MMBtu in third-quarter 2016, compared to the NYMEX natural gas price average of $2.81 per MMBtu for the July through September 2016 contracts; and $2.24 per MMBtu for the first nine months of 2016, compared to the NYMEX natural gas price average of $2.28 per MMBtu for the January through September 2016 contracts.

Realized revenues for oil and gas operations of $34.99 per BOE in third-quarter 2016 and $30.50 per BOE for the first nine months of 2016 were lower than realized revenues of $43.00 per BOE in third-quarter 2015 and $45.57 per BOE for the first nine months of 2015, primarily reflecting lower oil prices and the impact of realized cash gains on derivative contracts of $7.44 per BOE in third-quarter 2015 and $7.72 per BOE for the first nine months of 2015.

Cash production costs for oil and gas operations of $15.00 per BOE in third-quarter 2016 and $15.28 per BOE for the first nine months of 2016 were lower than cash production costs of $18.85 per BOE in third-quarter 2015 and $19.42 per BOE for the first nine months of 2015, primarily reflecting ongoing cost reduction efforts. The first nine months of 2016, compared with the 2015 period, also reflects the impact of higher production from the GOM. Based on current sales volume and cost estimates, cash production costs are expected to approximate $16.00 per BOE for the year 2016.

Following is a summary of average sales volumes per day by region for oil and gas operations for the third quarters and first nine months of 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Sales Volumes (MBOE per day):
GOM[a]	92	91	87	82
California[b]	33	35	32	37
Haynesville/Madden/Other[c]	6	24	14	25
Total oil and gas operations	131	150	133	144

a.	In September 2016, we entered into an agreement to sell the Deepwater GOM properties. This transaction is expected to close in fourth-quarter 2016.

b.	In October 2016, we entered into an agreement to sell the onshore California properties. This transaction is expected to close in fourth-quarter 2016.

c.	In July 2016, we completed the sale of the Haynesville shale assets.

Daily sales volumes averaged 131 MBOE in third-quarter 2016, including 99 thousand barrels (MBbls) of crude oil, 150 million cubic feet (MMcf) of natural gas and 7 MBbls of NGLs, and 133 MBOE for the first nine months of 2016, including 95 MBbls of crude oil, 191 MMcf of natural gas and 6 MBbls of NGLs.

Following completion of the Deepwater GOM and onshore California transactions, our portfolio of oil and gas assets would include oil and natural gas production onshore in South Louisiana and on the GOM Shelf, oil production offshore California and natural gas production from the Madden area in Central Wyoming. In third-quarter 2016, these properties produced an average of 7 MBbls of oil and NGLs per day and 74 MMcf of natural gas per day.

Oil and Gas Capital Expenditures. Capital expenditures for our oil and gas operations in third-quarter 2016 totaled $160 million (including $75 million incurred for GOM). Capital expenditures for our oil and gas operations for the first nine months of 2016 totaled $1.0 billion in the U.S. (including $0.6 billion incurred for GOM) and $47 million for international oil and gas properties, primarily associated with Morocco. Capital expenditures for oil and gas operations are estimated to total $1.2 billion for the year 2016.

DISCONTINUED OPERATIONS

Africa Mining
As further discussed in Note 2, in May 2016, we entered into an agreement to sell our interest in TFHL, through which we hold an effective 56 percent interest in the Tenke copper and cobalt mining concessions in the Southeast region of the DRC. In accordance with accounting guidelines, the operating results of Africa mining have been separately reported as discontinued operations in our consolidated statements of operations for all periods presented. The closing of the transaction is currently subject to customary closing conditions, including the resolution of the right of first offer (which expires on November 15, 2016) of Lundin Mining Corporation (which holds a 30 percent interest in TFHL), and the parties are working towards a satisfactory resolution in order to complete the transaction in fourth-quarter 2016. In addition, La Générale des Carrières et des Mines (Gécamines), which is wholly owned by the DRC government and holds a 20 percent non-dilutable interest in Tenke Fungurume Mining S.A.) recently filed an arbitration proceeding with the International Chamber of Commerce (ICC) International Court of Arbitration challenging the transaction; however, we believe that Gécamines’ claims have no legal basis.

The Tenke operation includes open-pit mining, leaching and SX/EW operations. Copper production from the Tenke minerals district is sold as copper cathode. In addition to copper, the Tenke minerals district produces cobalt hydroxide.

Operating Data. Following is a summary of consolidated operating data for our Africa mining operations for the third quarters and first nine months of 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Copper (recoverable)
Production (millions of pounds)	124	108	356	339
Sales (millions of pounds)	118	113	365	350
Average realized price per pound[a]	$2.07	$2.32	$2.07	$2.52

Cobalt (contained)
Production (millions of pounds)	9	9	28	25
Sales (millions of pounds)	9	10	29	26
Average realized price per pound	$7.83	$8.96	$7.15	$9.04

Ore milled (metric tons per day)	15,300	14,000	15,400	14,600
Average ore grades (percent):
Copper	4.31	4.02	4.11	4.13
Cobalt	0.43	0.43	0.45	0.41
Copper recovery rate (percent)	93.5	94.0	93.6	94.0

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

Africa mining's copper sales of 118 million pounds in third-quarter 2016 and 365 million pounds for the first nine months of 2016, were higher than sales of 113 million pounds in third-quarter 2015 and 350 million pounds for the first nine months of 2015, primarily reflecting higher mining and milling rates. The third-quarter 2016 also reflects higher copper ore grades.

Africa mining's sales for 2016 are expected to approximate 485 million pounds of copper and 38 million pounds of cobalt, compared with 467 million pounds of copper and 35 million pounds of cobalt for the year 2015. Africa mining's projected sales for the year 2016 would be impacted by the timing of the completion of the sale of our interest in TFHL.

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

Gross Profit per Pound of Copper and Cobalt. The following tables summarize the unit net cash costs and gross profit per pound of copper and cobalt at our Africa mining operations for the third quarters and first nine months of 2016 and 2015. Refer to “Product Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to net (loss) income from discontinued operations reported in our consolidated financial statements.

	Three Months Ended September 30,
	2016			2015
	By-Product Method	Co-Product Method		By-Product Method	Co-Product Method
		Copper	Cobalt		Copper	Cobalt
Revenues, excluding adjustments[a]	$2.07	$2.07	$7.83	$2.32	$2.32	$8.96

Site production and delivery, before net noncash and other costs shown below	1.57	1.34	5.56	1.63	1.36	5.58
Cobalt credits[b]	(0.46)	—	—	(0.53)	—	—
Royalty on metals	0.05	0.04	0.14	0.05	0.04	0.15
Unit net cash costs	1.16	1.38	5.70	1.15	1.40	5.73
Depreciation, depletion and amortization	0.50	0.40	1.36	0.58	0.45	1.52
Noncash and other costs, net	0.08	0.06	0.20	0.03	0.03	0.08
Total unit costs	1.74	1.84	7.26	1.76	1.88	7.33
Revenue adjustments, primarily for pricing on prior period open sales	(0.02)	(0.02)	0.68	(0.08)	(0.08)	(0.25)
Gross profit per pound	$0.31	$0.21	$1.25	$0.48	$0.36	$1.38

Copper sales (millions of recoverable pounds)	118	118		113	113
Cobalt sales (millions of contained pounds)			9			10

	Nine Months Ended September 30,
	2016			2015
	By-Product Method	Co-Product Method		By-Product Method	Co-Product Method
		Copper	Cobalt		Copper	Cobalt
Revenues, excluding adjustments[a]	$2.07	$2.07	$7.15	$2.52	$2.52	$9.04

Site production and delivery, before net noncash and other costs shown below	1.61	1.39	5.17	1.58	1.37	5.56
Cobalt credits[b]	(0.39)	—	—	(0.47)	—	—
Royalty on metals	0.05	0.04	0.12	0.06	0.04	0.15
Unit net cash costs	1.27	1.43	5.29	1.17	1.41	5.71
Depreciation, depletion and amortization	0.50	0.41	1.15	0.56	0.45	1.38
Noncash and other costs, net	0.06	0.05	0.14	0.03	0.03	0.08
Total unit costs	1.83	1.89	6.58	1.76	1.89	7.17
Revenue adjustments, primarily for pricing on prior period open sales	(0.01)	(0.01)	0.13	(0.02)	(0.02)	(0.02)
Gross profit per pound	$0.23	$0.17	$0.70	$0.74	$0.61	$1.85

Copper sales (millions of recoverable pounds)	365	365		350	350
Cobalt sales (millions of contained pounds)			29			26

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

Unit net cash costs (net of cobalt credits) for Africa mining were $1.16 per pound of copper in third-quarter 2016, $1.15 per pound of copper in third-quarter 2015, $1.27 per pound of copper for the first nine months of 2016 and$1.17 per pound of copper for the first nine months of 2015. The third quarter and first nine-months of 2016, compared with the 2015 periods, reflect lower cobalt credits.

Because certain assets are depreciated on a straight-line basis, Africa mining's unit depreciation rate may vary with the level of copper production and sales.

Based on current sales volume and cost estimates and assuming an average cobalt price of $11 per pound for fourth-quarter 2016, unit net cash costs (net of cobalt credits) for Africa mining are expected to approximate $1.26 per pound of copper for 2016.

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

In addition to reducing costs and capital expenditures to maximize cash flows from our global business, we have announced $6.6 billion in asset sale transactions from which we have received aggregate cash consideration of $1.4 billion. The remaining $5.2 billion in gross proceeds associated with the pending sale of our interest in TFHL and the sales of our Deepwater GOM and onshore California oil and gas properties is expected to be received in fourth-quarter 2016. Refer to Note 2 for further discussion of these disposal transactions.

In July 2016, we commenced a new registered at-the-market equity offering of up to $1.5 billion in common stock. Through November 8, 2016, we have sold 59.8 million shares of our common stock for gross proceeds of $719 million ($12.02 per share average price).

We remain focused on our high-quality portfolio of long-lived copper assets positioned to generate value as market conditions improve. In addition to debt reduction plans, we are pursuing opportunities to create additional value through mine designs that would increase copper reserves, reduce costs and provide opportunities to enhance net present values, and we continue to advance studies for future development of our copper resources, the timing of which will be dependent on market conditions.

Cash
Following is a summary of the U.S. and international components of consolidated cash and cash equivalents available to the parent company (excluding cash and cash equivalents in assets held for sale of $68 million at September 30, 2016, and $29 million at December 31, 2015), net of noncontrolling interests' share, taxes and other costs (in millions):

	September 30, 2016	December 31, 2015
Cash at domestic companies	$709	$6
Cash at international operations	399	189
Total consolidated cash and cash equivalents	1,108	195
Noncontrolling interests’ share	(97)	(36)
Cash, net of noncontrolling interests’ share	1,011	159
Withholding taxes and other	(30)	(11)
Net cash available	$981	$148

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

Debt
Following is a summary of our total debt and the related weighted-average interest rates (in billions, except percentages):

	September 30, 2016		December 31, 2015
		Weighted-		Weighted-
		Average		Average
		Interest Rate		Interest Rate
FCX Senior Notes	$11.5	3.8%	$11.9	3.8%
FCX Term Loan[a]	2.5	3.3%	3.0	2.2%
FM O&G Senior Notes	2.5	6.6%	2.5	6.6%
Cerro Verde Credit Facility	1.6	2.7%	1.8	2.8%
Other	0.9	4.9%	1.2	3.9%
Total debt	$19.0	4.0%	$20.4	3.8%

a. In accordance with the mandatory prepayment provision of the amended Term Loan, 50 percent of the proceeds associated with our pending asset sale transactions must be applied toward repaying the Term Loan.

At September 30, 2016, we had no borrowings, $43 million in letters of credit issued and availability of $3.5 billion under the FCX revolving credit facility.

Through August 4, 2016, we exchanged $369 million in senior notes (including $101 million during third-quarter 2016) maturing in 2022, 2023, 2034 and 2043 for 28 million shares of our common stock in a series of privately negotiated transactions.

Refer to Note 6 for further discussion of debt.

Operating Activities
We generated consolidated operating cash flows of $2.6 billion (including $463 million in working capital sources and changes in other tax payments) for the first nine months of 2016 and $2.6 billion (including $342 million for working capital sources and changes in other tax payments) for the first nine months of 2015. Lower copper price realizations for the first nine months of 2016 were offset by an increase in working capital sources mostly resulting from lower tax payments from our international mining operations. Additionally, the first nine months of 2015 included tax payments of approximately $0.3 billion associated with our November 2014 sale of Candelaria.

Based on current operating plans, subject to future commodity prices for copper, gold and molybdenum and subject to a favorable resolution of Indonesian regulatory matters, we expect estimated consolidated operating cash flows for the year 2017, plus available cash and availability under our credit facility and uncommitted lines of credit, to be sufficient to fund our budgeted capital expenditures, scheduled debt maturities, noncontrolling interest distributions and other cash requirements for the year. Refer to “Outlook” for further discussion of projected operating cash flows for the year 2016.

Investing Activities
Capital Expenditures. Capital expenditures, including capitalized interest, totaled $2.3 billion for the first nine months of 2016, consisting of $1.2 billion for mining operations (including $0.9 billion for major projects) and $1.1 billion for oil and gas operations. Capital expenditures, including capitalized interest, totaled $5.06 billion for the first nine months of 2015, consisting of $2.5 billion for mining operations (including $1.8 billion for major projects) and $2.5 billion for oil and gas operations. Lower capital expenditures for the first nine months of 2016, compared with the first nine months of 2015, primarily reflect a decrease in major mining projects associated with the completion of the Cerro Verde expansion and a decrease in oil and gas activities in Deepwater GOM. Refer to “Outlook” for further discussion of projected capital expenditures for the year 2016.

Dispositions. Net proceeds from asset sales totaled $1.4 billion for the first nine months of 2016 primarily associated with the $1.0 billion sale of an additional 13 percent undivided interest in Morenci, the sale of an interest in the Timok exploration project in Serbia and from oil and gas asset sales, including the Haynesville shale assets and certain oil and gas royalty interests. Refer to Note 2 for further discussion of these transactions.

Financing Activities
Debt Transactions. Net repayments of debt for the first nine months of 2016 primarily reflect $0.6 billion of payments on the Term Loan, $0.2 billion of payments on the Cerro Verde credit facility and $0.2 billion of payments on lines of credit. Refer to Note 6 for further discussion of debt.

Net proceeds from debt for the first nine months of 2015 primarily included net borrowings of $1.1 billion under Cerro Verde's senior unsecured credit facility primarily to fund its expansion project, $0.5 billion under our revolving credit facility and $0.2 billion under our unsecured lines of credit.

Equity Transactions. Net proceeds from the sale of common stock for the first nine months of 2016 and 2015 reflect sales of our common stock under registered at-the-market equity programs (refer to Note 6).

In January 2016, we sold 4 million shares of our common stock (with a value of $32 million) under our 2015 at-the-market equity programs. In July 2016, we commenced a new registered at-the-market equity offering of up to $1.5 billion of common stock, and through September 30, 2016, we sold 33.5 million shares of our common stock, for gross proceeds of $415 million ($12.39 per share average price). From October 1, 2016, through November 8, 2016, we sold 26.3 million shares of our common stock for gross proceeds of $304 million ($11.54 per share average price).

During third-quarter 2015, we sold 97.5 million shares of common stock under our 2015 at-the-market equity programs, which generated gross proceeds of $1.0 billion.

Dividends. The Board reduced our annual common stock dividend from $1.25 per share to $0.20 per share in March 2015, and subsequently suspended the annual common stock dividend in December 2015. Common stock dividends of $5 million for the first nine months of 2016 relate to accumulated dividends paid for vested stock-based compensation, and common stock dividends of $547 million for the first nine months of 2015 include $115 million for special dividends paid in accordance with the settlement terms of the shareholder derivative litigation. The declaration of dividends is at the discretion of our Board and will depend upon our financial results, cash requirements, future prospects and other factors deemed relevant by our Board. Additionally, in connection with the February 2016 amendment to the revolving credit facility and Term Loan, we are not permitted to pay dividends on our common stock on or prior to March 31, 2017.

Cash dividends and other distributions paid to noncontrolling interests totaled $87 million for the first nine months of 2016 and $89 million for the first nine months of 2015. These payments will vary based on the cash requirements of the related consolidated subsidiaries.

CONTRACTUAL OBLIGATIONS

As further discussed in Note 9, during second-quarter 2016, we terminated FM O&G's three drilling rig contracts for cash and common stock representing a value of $755 million (excluding contingent consideration) and settled aggregate commitments totaling $1.1 billion. Additionally, as further discussed in Note 6, during the first nine months of 2016, we have reduced our December 31, 2015, debt balance by $1.45 billion. There have been no other material changes in our contractual obligations since December 31, 2015. Refer to Part II, Items 7. and 7A. in our annual report on Form 10-K for the year ended December 31, 2015, for further information regarding our contractual obligations.

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

We show revenue adjustments for prior period open sales as a separate line item. Because these adjustments do not result from current period sales, we have reflected these separately from revenues on current period sales. Noncash and other costs consist of items such as stock-based compensation costs, start-up costs, inventory adjustments, long-lived asset retirements/impairments, restructuring and/or unusual charges. They are removed from site production and delivery costs in the calculation of unit net cash costs. As discussed above, gold, molybdenum and other metal revenues at copper mines are reflected as credits against site production and delivery costs in the by-product method. The following schedules for our mining operations are presentations under both the by-product and co-product methods together with reconciliations to amounts reported in our consolidated financial statements.

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

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2016
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,002	$1,002	$65	$35	$1,102
Site production and delivery, before net noncash and other costs shown below	659	610	48	25	683
By-product credits	(76)	—	—	—	—
Treatment charges	45	42	—	3	45
Net cash costs	628	652	48	28	728
Depreciation, depletion and amortization (DD&A)	127	117	6	4	127
Metals inventory adjustments	6	6	—	—	6
Noncash and other costs, net	20	19	1	—	20
Total costs	781	794	55	32	881
Revenue adjustments, primarily for pricing on prior period open sales	(3)	(3)	—	—	(3)
Gross profit	$218	$205	$10	$3	$218

Copper sales (millions of recoverable pounds)	457	457
Molybdenum sales (millions of recoverable pounds)[a]			9

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$2.19	$2.19	$7.39
Site production and delivery, before net noncash and other costs shown below	1.44	1.34	5.51
By-product credits	(0.17)	—	—
Treatment charges	0.10	0.09	—
Unit net cash costs	1.37	1.43	5.51
DD&A	0.28	0.26	0.70
Metals inventory adjustments	0.01	0.01	—
Noncash and other costs, net	0.05	0.04	0.13
Total unit costs	1.71	1.74	6.34
Revenue adjustments, primarily for pricing on prior period open sales	—	—	—
Gross profit per pound	$0.48	$0.45	$1.05

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	DD&A	Metals Inventory Adjustments
Totals presented above	$1,102	$683	$127	$6
Treatment charges	—	45	—	—
Noncash and other costs, net	—	20	—	—
Revenue adjustments, primarily for pricing on prior period open sales	(3)	—	—	—
Eliminations and other	(15)	(15)	2	—
North America copper mines	1,084	733	129	6
Other mining & eliminations[c]	2,366	1,523	287	14
Total mining	3,450	2,256	416	20
U.S. oil & gas operations	427	231	223	—
Corporate, other & eliminations	—	22	4	—
As reported in FCX’s consolidated financial statements	$3,877	$2,509	$643	$20

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

Three Months Ended September 30, 2015
(In millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,167		$1,167	$56	$29	$1,252
Site production and delivery, before net noncash and other costs shown below	810		766	50	21	837
By-product credits	(58)		—	—	—	—
Treatment charges	58		56	—	2	58
Net cash costs	810		822	50	23	895
DD&A	135		128	4	3	135
Metal inventory adjustments	55		53	1	1	55
Noncash and other costs, net	104	[c]	102	2	—	104
Total costs	1,104		1,105	57	27	1,189
Revenue adjustments, primarily for pricing on prior period open sales	(56)		(56)	—	—	(56)
Gross profit (loss)	$7		$6	$(1)	$2	$7

Copper sales (millions of recoverable pounds)	483		483
Molybdenum sales (millions of recoverable pounds)[a]				9

Gross profit (loss) per pound of copper/molybdenum:

Revenues, excluding adjustments	$2.42		$2.42	$6.18
Site production and delivery, before net noncash and other costs shown below	1.68		1.59	5.51
By-product credits	(0.12)		—	—
Treatment charges	0.12		0.11	—
Unit net cash costs	1.68		1.70	5.51
DD&A	0.28		0.27	0.51
Metal inventory adjustments	0.11		0.11	0.14
Noncash and other costs, net	0.22	[c]	0.21	0.19
Total unit costs	2.29		2.29	6.35
Revenue adjustments, primarily for pricing on prior period open sales	(0.12)		(0.12)	—
Gross profit (loss) per pound	$0.01		$0.01	$(0.17)

Reconciliation to Amounts Reported
(In millions)	Revenues		Production and Delivery	DD&A	Metals Inventory Adjustments
Totals presented above	$1,252		$837	$135	$55
Treatment charges	—		58	—	—
Noncash and other costs, net	—		104	—	—
Revenue adjustments, primarily for pricing on prior period open sales	(56)		—	—	—
Eliminations and other	(27)		(26)	1	—
North America copper mines	1,169		973	136	55
Other mining & eliminations[d]	1,687		1,327	233	36
Total mining	2,856		2,300	369	91
U.S. oil & gas operations	525		293	450	—
Corporate, other & eliminations	1		2	4	—
As reported in FCX’s consolidated financial statements	$3,382		$2,595	$823	$91

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.	Includes $75 million ($0.16 per pound) for impairment and restructuring charges.

d.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

Nine Months Ended September 30, 2016
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$3,092	$3,092	$155	$76	$3,323
Site production and delivery, before net noncash and other costs shown below	2,008	1,904	121	46	2,071
By-product credits	(168)	—	—	—	—
Treatment charges	148	142	—	6	148
Net cash costs	1,988	2,046	121	52	2,219
DD&A	405	381	15	9	405
Metals inventory adjustments	6	6	—	—	6
Noncash and other costs, net	68	66	1	1	68
Total costs	2,467	2,499	137	62	2,698
Revenue adjustments, primarily for pricing on prior period open sales	(1)	(1)	—	—	(1)
Gross profit	$624	$592	$18	$14	$624

Copper sales (millions of recoverable pounds)	1,421	1,421
Molybdenum sales (millions of recoverable pounds)[a]			25

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$2.18	$2.18	$6.24
Site production and delivery, before net noncash
and other costs shown below	1.41	1.34	4.86
By-product credits	(0.12)	—	—
Treatment charges	0.11	0.10	—
Unit net cash costs	1.40	1.44	4.86
DD&A	0.29	0.27	0.61
Metals inventory adjustments	—	—	—
Noncash and other costs, net	0.05	0.05	0.06
Total unit costs	1.74	1.76	5.53
Revenue adjustments, primarily for pricing
on prior period open sales	—	—	—
Gross profit per pound	$0.44	$0.42	$0.71

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	DD&A	Metals Inventory Adjustments
Totals presented above	$3,323	$2,071	$405	$6
Treatment charges	—	148	—	—
Noncash and other costs, net	—	68	—	—
Revenue adjustments, primarily for pricing on prior period open sales	(1)	—	—	—
Eliminations and other	(42)	(40)	2	—
North America copper mines	3,280	2,247	407	6
Other mining & eliminations[c]	6,041	4,148	823	21
Total mining	9,321	6,395	1,230	27
U.S. oil & gas operations	1,132	1,527	696	—
Corporate, other & eliminations	—	35	11	—
As reported in FCX’s consolidated financial statements	$10,453	$7,957	$1,937	$27

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

Nine Months Ended September 30, 2015
(In millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$3,723		$3,723	$218	$83	$4,024
Site production and delivery, before net noncash and other costs shown below	2,525		2,372	172	61	2,605
By-product credits	(221)		—	—	—	—
Treatment charges	179		173	—	6	179
Net cash costs	2,483		2,545	172	67	2,784
DD&A	405		381	16	8	405
Metals inventory adjustments	66		64	1	1	66
Noncash and other costs, net	170	[c]	167	3	—	170
Total costs	3,124		3,157	192	76	3,425
Revenue adjustments, primarily for pricing on prior period open sales	(28)		(28)	—	—	(28)
Gross profit	$571		$538	$26	$7	$571

Copper sales (millions of recoverable pounds)	1,439		1,439
Molybdenum sales (millions of recoverable pounds)[a]				28

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$2.59		$2.59	$7.62
Site production and delivery, before net noncash
and other costs shown below	1.76		1.65	6.01
By-product credits	(0.15)		—	—
Treatment charges	0.12		0.12	—
Unit net cash costs	1.73		1.77	6.01
DD&A	0.28		0.27	0.56
Metals inventory adjustments	0.04		0.04	0.04
Noncash and other costs, net	0.12	[c]	0.12	0.10
Total unit costs	2.17		2.20	6.71
Revenue adjustments, primarily for pricing
on prior period open sales	(0.02)		(0.02)	—
Gross profit per pound	$0.40		$0.37	$0.91

Reconciliation to Amounts Reported
(In millions)	Revenues		Production and Delivery	DD&A	Metals Inventory Adjustments
Totals presented above	$4,024		$2,605	$405	$66
Treatment charges	—		179	—	—
Noncash and other costs, net	—		170	—	—
Revenue adjustments, primarily for pricing on prior period open sales	(28)		—	—	—
Eliminations and other	(87)		(87)	3	—
North America copper mines	3,909		2,867	408	66
Other mining & eliminations[d]	5,587		4,131	638	88
Total mining	9,496		6,998	1,046	154
U.S. oil & gas operations	1,594		857	1,465	—
Corporate, other & eliminations	1		7	11	—
As reported in FCX’s consolidated financial statements	$11,091		$7,862	$2,522	$154

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.	Includes $75 million ($0.05 per pound) for impairment and restructuring charges.

d.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2016
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other[a]	Total
Revenues, excluding adjustments	$709	$709	$50	$759
Site production and delivery, before net noncash and other costs shown below	409	386	35	421
By-product credits	(38)	—	—	—
Treatment charges	79	79	—	79
Royalty on metals	2	2	—	2
Net cash costs	452	467	35	502
DD&A	134	126	8	134
Noncash and other costs, net	4	3	1	4
Total costs	590	596	44	640
Revenue adjustments, primarily for pricing on prior period open sales	(7)	(7)	—	(7)
Gross profit	$112	$106	$6	$112

Copper sales (millions of recoverable pounds)	323	323

Gross profit per pound of copper:

Revenues, excluding adjustments	$2.19	$2.19
Site production and delivery, before net noncash and other costs shown below	1.27	1.20
By-product credits	(0.12)	—
Treatment charges	0.24	0.24
Royalty on metals	0.01	—
Unit net cash costs	1.40	1.44
DD&A	0.41	0.39
Noncash and other costs, net	0.01	0.01
Total unit costs	1.82	1.84
Revenue adjustments, primarily for pricing on prior period open sales	(0.02)	(0.02)
Gross profit per pound	$0.35	$0.33

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	DD&A
Totals presented above	$759	$421	$134
Treatment charges	(79)	—	—
Royalty on metals	(2)	—	—
Noncash and other costs, net	—	4	—
Revenue adjustments, primarily for pricing on prior period open sales	(7)	—	—
Eliminations and other	—	(1)	—
South America mining	671	424	134
Other mining & eliminations[b]	2,779	1,832	282
Total mining	3,450	2,256	416
U.S. oil & gas operations	427	231	223
Corporate, other & eliminations	—	22	4
As reported in FCX’s consolidated financial statements	$3,877	$2,509	$643

a.
Includes silver sales of 952 thousand ounces ($21.72 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

Three Months Ended September 30, 2015
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$491		$491	$13	$504
Site production and delivery, before net noncash and other costs shown below	320		312	13	325
By-product credits	(8)		—	—	—
Treatment charges	36		36	—	36
Royalty on metals	1		1	—	1
Net cash costs	349		349	13	362
DD&A	89		87	2	89
Noncash and other costs, net	21	[b]	20	1	21
Total costs	459		456	16	472
Revenue adjustments, primarily for pricing on prior period open sales	(29)		(29)	—	(29)
Gross profit (loss)	$3		$6	$(3)	$3

Copper sales (millions of recoverable pounds)	207		207

Gross profit per pound of copper:

Revenues, excluding adjustments	$2.37		$2.37
Site production and delivery, before net noncash and other costs shown below	1.54		1.50
By-product credits	(0.04)		—
Treatment charges	0.18		0.18
Royalty on metals	—		—
Unit net cash costs	1.68		1.68
DD&A	0.43		0.42
Noncash and other costs, net	0.10	[b]	0.10
Total unit costs	2.21		2.20
Revenue adjustments, primarily for pricing on prior period open sales	(0.14)		(0.14)
Gross profit per pound	$0.02		$0.03

Reconciliation to Amounts Reported
(In millions)	Revenues		Production and Delivery	DD&A
Totals presented above	$504		$325	$89
Treatment charges	(36)		—	—
Royalty on metals	(1)		—	—
Noncash and other costs, net	—		21	—
Revenue adjustments, primarily for pricing on prior period open sales	(29)		—	—
Eliminations and other	—		(2)	—
South America mining	438		344	89
Other mining & eliminations[c]	2,418		1,956	280
Total mining	2,856		2,300	369
U.S. oil & gas operations	525		293	450
Corporate, other & eliminations	1		2	4
As reported in FCX’s consolidated financial statements	$3,382		$2,595	$823

a.
Includes silver sales of 438 thousand ounces ($13.90 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.	Includes restructuring charges totaling $11 million ($0.05 per pound).

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

Nine Months Ended September 30, 2016
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other[a]	Total
Revenues, excluding adjustments	$2,115	$2,115	$129	$2,244
Site production and delivery, before net noncash and other costs shown below	1,199	1,140	88	1,228
By-product credits	(100)	—	—	—
Treatment charges	230	230	—	230
Royalty on metals	5	5	—	5
Net cash costs	1,334	1,375	88	1,463
DD&A	401	379	22	401
Noncash and other costs, net	15	14	1	15
Total costs	1,750	1,768	111	1,879
Revenue adjustments, primarily for pricing on prior period open sales	9	9	—	9
Gross profit	$374	$356	$18	$374

Copper sales (millions of recoverable pounds)	973	973

Gross profit per pound of copper:

Revenues, excluding adjustments	$2.17	$2.17
Site production and delivery, before net noncash
and other costs shown below	1.23	1.17
By-product credits	(0.10)	—
Treatment charges	0.24	0.24
Royalty on metals	—	—
Unit net cash costs	1.37	1.41
DD&A	0.41	0.39
Noncash and other costs, net	0.02	0.02
Total unit costs	1.80	1.82
Revenue adjustments, primarily for pricing
on prior period open sales	0.01	0.01
Gross profit per pound	$0.38	$0.36

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	DD&A
Totals presented above	$2,244	$1,228	$401
Treatment charges	(230)	—	—
Royalty on metals	(5)	—	—
Noncash and other costs, net	—	15	—
Revenue adjustments, primarily for pricing on prior period open sales	9	—	—
Eliminations and other	1	(3)	1
South America mining	2,019	1,240	402
Other mining & eliminations[b]	7,302	5,155	828
Total mining	9,321	6,395	1,230
U.S. oil & gas operations	1,132	1,527	696
Corporate, other & eliminations	—	35	11
As reported in FCX’s consolidated financial statements	$10,453	$7,957	$1,937

a.
Includes silver sales of 2.8 million ounces ($17.99 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

Nine Months Ended September 30, 2015
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$1,473		$1,473	$48	$1,521
Site production and delivery, before net noncash and other costs shown below	983		954	46	1,000
By-product credits	(31)		—	—	—
Treatment charges	100		100	—	100
Royalty on metals	2		2	—	2
Net cash costs	1,054		1,056	46	1,102
DD&A	236		229	7	236
Noncash and other costs, net	21	[b]	21	—	21
Total costs	1,311		1,306	53	1,359
Revenue adjustments, primarily for pricing on prior period open sales	(29)		(29)	—	(29)
Gross profit (loss)	$133		$138	$(5)	$133

Copper sales (millions of recoverable pounds)	585		585

Gross profit per pound of copper:

Revenues, excluding adjustments	$2.52		$2.52
Site production and delivery, before net noncash
and other costs shown below	1.68		1.63
By-product credits	(0.05)		—
Treatment charges	0.17		0.17
Royalty on metals	—		—
Unit net cash costs	1.80		1.80
DD&A	0.40		0.39
Noncash and other costs, net	0.04	[b]	0.04
Total unit costs	2.24		2.23
Revenue adjustments, primarily for pricing
on prior period open sales	(0.05)		(0.05)
Gross profit per pound	$0.23		$0.24

Reconciliation to Amounts Reported
(In millions)	Revenues		Production and Delivery	DD&A
Totals presented above	$1,521		$1,000	$236
Treatment charges	(100)		—	—
Royalty on metals	(2)		—	—
Noncash and other costs, net	—		21	—
Revenue adjustments, primarily for pricing on prior period open sales	(29)		—	—
Eliminations and other	(13)		(17)	—
South America mining	1,377		1,004	236
Other mining & eliminations[c]	8,119		5,994	810
Total mining	9,496		6,998	1,046
U.S. oil & gas operations	1,594		857	1,465
Corporate, other & eliminations	1		7	11
As reported in FCX’s consolidated financial statements	$11,091		$7,862	$2,522

a.
Includes silver sales of 1.2 million ounces ($14.58 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.	Includes restructuring charges totaling $11 million ($0.02 per pound).

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2016
(In millions)	By-Product		Co-Product Method
	Method		Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$729		$729	$408	$18	$1,155
Site production and delivery, before net noncash and other costs shown below	453		286	160	7	453
Gold and silver credits	(427)		—	—	—	—
Treatment charges	90		57	32	1	90
Export duties	34		21	12	1	34
Royalty on metals	40		24	15	1	40
Net cash costs	190		388	219	10	617
DD&A	110		69	39	2	110
Noncash and other costs, net	16	[b]	11	5	—	16
Total costs	316		468	263	12	743
Revenue adjustments, primarily for pricing on prior period open sales	(6)		(6)	—	1	(5)
PT Smelting intercompany loss	(9)		(6)	(3)	—	(9)
Gross profit	$398		$249	$142	$7	$398

Copper sales (millions of recoverable pounds)	332		332
Gold sales (thousands of recoverable ounces)				307

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$2.20		$2.20	$1,327
Site production and delivery, before net noncash and other costs shown below	1.37		0.86	520
Gold and silver credits	(1.29)		—	—
Treatment charges	0.27		0.17	104
Export duties	0.10		0.07	39
Royalty on metals	0.12		0.07	50
Unit net cash costs	0.57		1.17	713
DD&A	0.33		0.21	125
Noncash and other costs, net	0.05	[b]	0.03	19
Total unit costs	0.95		1.41	857
Revenue adjustments, primarily for pricing on prior period open sales	(0.02)		(0.02)	1
PT Smelting intercompany loss	(0.03)		(0.02)	(10)
Gross profit per pound/ounce	$1.20		$0.75	$461

Reconciliation to Amounts Reported
(In millions)	Revenues		Production and Delivery	DD&A
Totals presented above	$1,155		$453	$110
Treatment charges	(90)		—	—
Export duties	(34)		—	—
Royalty on metals	(40)		—	—
Noncash and other costs, net	—		16	—
Revenue adjustments, primarily for pricing on prior period open sales	(5)		—	—
PT Smelting intercompany loss	—		9	—
Indonesia mining	986		478	110
Other mining & eliminations[c]	2,464		1,778	306
Total mining	3,450		2,256	416
U.S. oil & gas operations	427		231	223
Corporate, other & eliminations	—		22	4
As reported in FCX’s consolidated financial statements	$3,877		$2,509	$643

a.	Includes silver sales of 928 thousand ounces ($18.97 per ounce average realized price).

b.	Includes asset retirement charges of $17 million ($0.05 per pound).

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.
.

Three Months Ended September 30, 2015
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$466	$466	$319	$8	$793
Site production and delivery, before net noncash and other costs shown below	429	252	173	4	429
Gold and silver credits	(316)	—	—	—	—
Treatment charges	61	36	25	—	61
Export duties	35	20	14	1	35
Royalty on metals	25	15	10	—	25
Net cash costs	234	323	222	5	550
DD&A	90	53	36	1	90
Noncash and other costs, net	4	2	1	1	4
Total costs	328	378	259	7	644
Revenue adjustments, primarily for pricing on prior period open sales	(52)	(52)	(11)	—	(63)
PT Smelting intercompany profit	16	9	7	—	16
Gross profit	$102	$45	$56	$1	$102

Copper sales (millions of recoverable pounds)	198	198
Gold sales (thousands of recoverable ounces)			285

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$2.35	$2.35	$1,117
Site production and delivery, before net noncash and other costs shown below	2.16	1.28	604
Gold and silver credits	(1.59)	—	—
Treatment charges	0.31	0.18	86
Export duties	0.17	0.10	49
Royalty on metals	0.13	0.07	35
Unit net cash costs	1.18	1.63	774
DD&A	0.45	0.27	127
Noncash and other costs, net	0.02	0.01	5
Total unit costs	1.65	1.91	906
Revenue adjustments, primarily for pricing on prior period open sales	(0.26)	(0.26)	(38)
PT Smelting intercompany profit	0.08	0.05	23
Gross profit per pound/ounce	$0.52	$0.23	$196

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	DD&A
Totals presented above	$793	$429	$90
Treatment charges	(61)	—	—
Export duties	(35)	—	—
Royalty on metals	(25)	—	—
Noncash and other costs, net	—	4	—
Revenue adjustments, primarily for pricing on prior period open sales	(63)	—	—
PT Smelting intercompany profit	—	(16)	—
Indonesia mining	609	417	90
Other mining & eliminations[b]	2,247	1,883	279
Total mining	2,856	2,300	369
U.S. oil & gas operations	525	293	450
Corporate, other & eliminations	1	2	4
As reported in FCX’s consolidated financial statements	$3,382	$2,595	$823

a.	Includes silver sales of 574 thousand ounces ($14.37 per ounce average realized price).

b.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

Nine Months Ended September 30, 2016
(In millions)	By-Product		Co-Product Method
	Method		Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$1,525		$1,525	$844	$36	$2,405
Site production and delivery, before net noncash and other costs shown below	1,190		754	418	18	1,190
Gold and silver credits	(897)		—	—	—	—
Treatment charges	202		128	71	3	202
Export duties	63		40	22	1	63
Royalty on metals	84		51	32	1	84
Net cash costs	642		973	543	23	1,539
DD&A	284		180	100	4	284
Noncash and other costs, net	31	[b]	20	10	1	31
Total costs	957		1,173	653	28	1,854
Revenue adjustments, primarily for pricing on prior period open sales	—		—	17	—	17
PT Smelting intercompany loss	(7)		(5)	(2)	—	(7)
Gross profit	$561		$347	$206	$8	$561

Copper sales (millions of recoverable pounds)	702		702
Gold sales (thousands of recoverable ounces)				653

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$2.17		$2.17	$1,292
Site production and delivery, before net noncash
and other costs shown below	1.70		1.08	639
Gold and silver credits	(1.28)		—	—
Treatment charges	0.29		0.18	109
Export duties	0.09		0.06	34
Royalty on metals	0.12		0.07	48
Unit net cash costs	0.92		1.39	830
DD&A	0.40		0.25	152
Noncash and other costs, net	0.04	[b]	0.03	16
Total unit costs	1.36		1.67	998
Revenue adjustments, primarily for pricing
on prior period open sales	—		—	25
PT Smelting intercompany loss	(0.01)		(0.01)	(4)
Gross profit per pound/ounce	$0.80		$0.49	$315

Reconciliation to Amounts Reported
(In millions)	Revenues		Production and Delivery	DD&A
Totals presented above	$2,405		$1,190	$284
Treatment charges	(202)		—	—
Export duties	(63)		—	—
Royalty on metals	(84)		—	—
Noncash and other costs, net	—		31	—
Revenue adjustments, primarily for pricing on prior period open sales	17		—	—
PT Smelting intercompany loss	—		7	—
Indonesia mining	2,073		1,228	284
Other mining & eliminations[c]	7,248		5,167	946
Total mining	9,321		6,395	1,230
U.S. oil & gas operations	1,132		1,527	696
Corporate, other & eliminations	—		35	11
As reported in FCX’s consolidated financial statements	$10,453		$7,957	$1,937

a.	Includes silver sales of 2.0 million ounces ($17.95 per ounce average realized price).

b.	Includes asset retirement charges of $17 million ($0.02 per pound).

c.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

Nine Months Ended September 30, 2015
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$1,345	$1,345	$1,024	$24	$2,393
Site production and delivery, before net noncash and other costs shown below	1,311	736	562	13	1,311
Gold and silver credits	(1,057)	—	—	—	—
Treatment charges	169	95	72	2	169
Export duties	92	52	39	1	92
Royalty on metals	85	48	37	—	85
Net cash costs	600	931	710	16	1,657
DD&A	238	134	102	2	238
Noncash and other costs, net	19	11	8	—	19
Total costs	857	1,076	820	18	1,914
Revenue adjustments, primarily for pricing on prior period open sales	(50)	(50)	9	—	(41)
PT Smelting intercompany profit	19	11	8	—	19
Gross profit	$457	$230	$221	$6	$457

Copper sales (millions of recoverable pounds)	549	549
Gold sales (thousands of recoverable ounces)			891

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$2.45	$2.45	$1,149
Site production and delivery, before net noncash
and other costs shown below	2.39	1.34	630
Gold and silver credits	(1.93)	—	—
Treatment charges	0.31	0.17	81
Export duties	0.16	0.10	44
Royalty on metals	0.16	0.09	41
Unit net cash costs	1.09	1.70	796
DD&A	0.43	0.24	114
Noncash and other costs, net	0.04	0.02	10
Total unit costs	1.56	1.96	920
Revenue adjustments, primarily for pricing
on prior period open sales	(0.09)	(0.09)	10
PT Smelting intercompany profit	0.03	0.02	9
Gross profit per pound/ounce	$0.83	$0.42	$248

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	DD&A
Totals presented above	$2,393	$1,311	$238
Treatment charges	(169)	—	—
Export duties	(92)	—	—
Royalty on metals	(85)	—	—
Noncash and other costs, net	—	19	—
Revenue adjustments, primarily for pricing on prior period open sales	(41)	—	—
PT Smelting intercompany profit	—	(19)	—
Indonesia mining	2,006	1,311	238
Other mining & eliminations[b]	7,490	5,687	808
Total mining	9,496	6,998	1,046
U.S. oil & gas operations	1,594	857	1,465
Corporate, other & eliminations	1	7	11
As reported in FCX’s consolidated financial statements	$11,091	$7,862	$2,522

a.	Includes silver sales of 1.6 million ounces ($15.07 per ounce average realized price).

b.	Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10.

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

(In millions)	Three Months Ended September 30,
	2016	2015
Revenues, excluding adjustments[a]	$51	$94
Site production and delivery, before net noncash and other costs shown below	53	79
Treatment charges and other	5	11
Net cash costs	58	90
DD&A	15	26
Metals inventory adjustments	6	3
Noncash and other (credits) costs, net	(2)	4	[b]
Total costs	77	123
Gross loss	$(26)	$(29)

Molybdenum sales (millions of recoverable pounds)[a]	5	13

Gross loss per pound of molybdenum:

Revenues, excluding adjustments[a]	$9.08	$7.23
Site production and delivery, before net noncash and other costs shown below	9.42	6.10
Treatment charges and other	0.86	0.83
Unit net cash costs	10.28	6.93
DD&A	2.63	2.00
Metals inventory adjustments	1.06	0.27
Noncash and other (credits) costs, net	(0.29)	0.34	[b]
Total unit costs	13.68	9.54
Gross loss per pound	$(4.60)	$(2.31)

Reconciliation to Amounts Reported
(In millions)
Three Months Ended September 30, 2016	Revenues	Production and Delivery		DD&A	Metals Inventory Adjustments
Totals presented above	$51	$53		$15	$6
Treatment charges and other	(5)	—		—	—
Noncash and other (credits) costs, net	—	(2)		—	—
Molybdenum mines	46	51		15	6
Other mining & eliminations[c]	3,404	2,205		401	14
Total mining	3,450	2,256		416	20
U.S. oil & gas operations	427	231		223	—
Corporate, other & eliminations	—	22		4	—
As reported in FCX’s consolidated financial statements	$3,877	$2,509		$643	$20

Three Months Ended September 30, 2015
Totals presented above	$94	$79		$26	$3
Treatment charges and other	(11)	—		—	—
Noncash and other costs, net	—	4		—	—
Molybdenum mines	83	83		26	3
Other mining & eliminations[c]	2,773	2,217		343	88
Total mining	2,856	2,300		369	91
U.S. oil & gas operations	525	293		450	—
Corporate, other & eliminations	1	2		4	—
As reported in FCX’s consolidated financial statements	$3,382	$2,595		$823	$91

a.
Reflects sales of the Molybdenum mines' production to our molybdenum sales company at market-based pricing. On a consolidated basis, realizations are based on the actual contract terms for sales to third parties; as a result, our consolidated average realized price per pound of molybdenum will differ from the amounts reported in this table.

b.	Includes restructuring charges totaling $2 million ($0.15 per pound).

c.
Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10. Also includes amounts associated with our molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North and South America copper mines.

(In millions)	Nine Months Ended September 30,
	2016	2015
Revenues, excluding adjustments[a]	$153	$330

Site production and delivery, before net noncash and other costs shown below	146	240
Treatment charges and other	17	32
Net cash costs	163	272
DD&A	51	77
Metals inventory adjustments	12	6
Noncash and other costs, net	1	7	[b]
Total costs	227	362
Gross loss	$(74)	$(32)

Molybdenum sales (millions of recoverable pounds)[a]	19	39

Gross loss per pound of molybdenum:

Revenues, excluding adjustments[a]	$7.94	$8.60

Site production and delivery, before net noncash and other costs shown below	7.53	6.26
Treatment charges and other	0.86	0.84
Unit net cash costs	8.39	7.10
DD&A	2.65	2.00
Metals inventory adjustments	0.63	0.16
Noncash and other costs, net	0.09	0.19	[b]
Total unit costs	11.76	9.45
Gross loss per pound	$(3.82)	$(0.85)

Reconciliation to Amounts Reported
(In millions)
Nine Months Ended September 30, 2016	Revenues	Production and Delivery		DD&A	Metals Inventory Adjustments
Totals presented above	$153	$146		$51	$12
Treatment charges and other	(17)	—		—	—
Noncash and other costs, net	—	1		—	—
Molybdenum mines	136	147		51	12
Other mining & eliminations[c]	9,185	6,248		1,179	15
Total mining	9,321	6,395		1,230	27
U.S. oil & gas operations	1,132	1,527		696	—
Corporate, other & eliminations	—	35		11	—
As reported in FCX’s consolidated financial statements	$10,453	$7,957		$1,937	$27

Nine Months Ended September 30, 2015
Totals presented above	$330	$240		$77	$6
Treatment charges and other	(32)	—		—	—
Noncash and other costs,net	—	7		—	—
Molybdenum mines	298	247		77	6
Other mining & eliminations[c]	9,198	6,751		969	148
Total mining	9,496	6,998		1,046	154
U.S. oil & gas operations	1,594	857		1,465	—
Corporate, other & eliminations	1	7		11	—
As reported in FCX’s consolidated financial statements	$11,091	$7,862		$2,522	$154

a.
Reflects sales of the Molybdenum mines' production to our molybdenum sales company at market-based pricing. On a consolidated basis, realizations are based on the actual contract terms for sales to third parties; as a result, our consolidated average realized price per pound of molybdenum will differ from the amounts reported in this table.

b.	Includes restructuring charges totaling $2 million ($0.05 per pound).

c.
Represents the combined total for all other mining operations and the related eliminations, as presented in Note 10. Also includes amounts associated with our molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North and South America copper mines.

U.S. Oil & Gas Product Revenues, Cash Production Costs and Realizations

Three Months Ended September 30, 2016
(In millions)	Oil	Natural Gas	NGLs	Total
Oil and gas revenues	$371	$39	$11	$421
Cash production costs				(180)
Cash operating margin				241
DD&A				(223)
Impairment of oil and gas properties				(238)
Accretion and other costs				(51)	[a]
Other revenue				6
Gross loss				$(265)

Oil (MMBbls)	9.1
Gas (Bcf)		13.8
NGLs (MMBbls)			0.6
Oil Equivalents (MMBOE)				12.0

	Oil (per barrel)	Natural Gas (per MMBtu)	NGLs (per barrel)	Per BOE
Oil and gas revenues	$40.63	$2.84	$17.65	$34.99
Cash production costs				(15.00)
Cash operating margin				19.99
DD&A				(18.54)
Impairment of oil and gas properties				(19.75)
Accretion and other costs				(4.24)	[a]
Other revenue				0.46
Gross loss				$(22.08)

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	DD&A	Impairment of Oil and Gas Properties
Totals presented above	$421	$180	$223	$238
Accretion and other costs	—	51	—	—
Other revenue	6	—	—	—
U.S. oil & gas operations	427	231	223	238
Total mining[b]	3,450	2,256	416	—
Corporate, other & eliminations	—	22	4	1
As reported in FCX's consolidated financial statements	$3,877	$2,509	$643	$239

a.	Includes charges of $33 million ($2.81 per BOE) primarily for idle rig costs, inventory adjustments and asset impairments.

b.	Represents the combined total for mining operations and the related eliminations, as presented in Note 10.

Three Months Ended September 30, 2015
(In millions)	Oil	Natural Gas	NGLs	Total
Oil and gas revenues before derivatives	$416	$62	$12	$490
Cash gains on derivative contracts	103	—	—	103
Realized revenues	$519	$62	$12	593
Cash production costs				(260)
Cash operating margin				333
DD&A				(450)
Impairment of oil and gas properties				(3,480)
Accretion and other costs				(33)	[a]
Net noncash mark-to-market losses on derivative contracts				(74)
Other revenue				6
Gross loss				$(3,698)

Oil (MMBbls)	9.3
Gas (Bcf)		22.8
NGLs (MMBbls)			0.7
Oil Equivalents (MMBOE)				13.8

	Oil	Natural Gas	NGLs
	(per barrel)	(per MMBtu)	(per barrel)	Per BOE
Oil and gas revenues before derivatives	$44.85	$2.72	$16.68	$35.56
Cash gains on derivative contracts	11.03	—	—	7.44
Realized revenues	$55.88	$2.72	$16.68	43.00
Cash production costs				(18.85)
Cash operating margin				24.15
DD&A				(32.71)
Impairment of oil and gas properties				(252.58)
Accretion and other costs				(2.38)	[a]
Net noncash mark-to-market losses on derivative contracts				(5.34)
Other revenue				0.49
Gross loss				$(268.37)

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	DD&A	Impairment of Oil and Gas Properties
Totals presented above	$490	$260	$450	$3,480
Cash gains on derivative contracts	103	—	—	—
Net noncash mark-to-market losses on derivative contracts	(74)	—	—	—
Accretion and other costs	—	33	—	—
Other revenue	6	—	—	—
U.S. oil & gas operations	525	293	450	3,480
Total mining[b]	2,856	2,300	369	—
Corporate, other & eliminations	1	2	4	172	[c]
As reported in FCX's consolidated financial statements	$3,382	$2,595	$823	$3,652

a.	Includes charges of $21 million ($1.54 per BOE) primarily for inventory adjustments and prior period property tax assessments related to California properties.

b.	Represents the combined total for mining operations and the related eliminations, as presented in Note 10.

c.	Reflects impairment of international oil and gas properties, primarily in Morocco.

Nine Months Ended September 30, 2016
(In millions)	Oil	Natural Gas	NGLs	Total
Oil and gas revenues	$968	$117	$30	$1,115
Cash production costs				(558)
Cash operating margin				557
DD&A				(696)
Impairment of oil and gas properties				(4,299)
Accretion and other costs				(969)	[a]
Other revenue				17
Gross loss				$(5,390)

Oil (MMBbls)	26.1
Gas (Bcf)		52.2
NGLs (MMBbls)			1.8
Oil Equivalents (MMBOE)				36.6

	Oil (per barrel)	Natural Gas (per MMBtu)	NGLs (per barrel)	Per BOE
Oil and gas revenues	$37.11	$2.24	$16.85	$30.50
Cash production costs				(15.28)
Cash operating margin				15.22
DD&A				(19.03)
Impairment of oil and gas properties				(117.56)
Accretion and other costs				(26.49)	[a]
Other revenue				0.45
Gross loss				$(147.41)

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	DD&A	Impairment of Oil and Gas Properties
Totals presented above	$1,115	$558	$696	$4,299
Accretion and other costs	—	969	—	—
Other revenue	17	—	—	—
U.S. oil & gas operations	1,132	1,527	696	4,299
Total mining[b]	9,321	6,395	1,230	—
Corporate, other & eliminations	—	35	11	18	[c]
As reported in FCX's consolidated financial statements	$10,453	$7,957	$1,937	$4,317

a.	Includes charges of $925 million ($25.32 per BOE) primarily for the termination and settlement of drillship contracts, inventory adjustments and asset impairments.

b.	Represents the combined total for mining operations and the related eliminations, as presented in Note 10.

c.	Reflects impairment of international oil and gas properties primarily in Morocco.

Nine Months Ended September 30, 2015
(In millions)	Oil	Natural Gas	NGLs	Total
Oil and gas revenues before derivatives	$1,269	$187	$36	$1,492
Cash gains on derivative contracts	304	—	—	304
Realized revenues	$1,573	$187	$36	1,796
Cash production costs				(765)
Cash operating margin				1,031
DD&A				(1,465)
Impairment of oil and gas properties				(9,270)
Accretion and other costs				(92)	[a]
Net noncash mark-to-market losses on derivative contracts				(217)
Other revenue				15
Gross loss				$(9,998)

Oil (MMBbls)	26.3
Gas (Bcf)		68.1
NGLs (MMBbls)			1.8
Oil Equivalents (MMBOE)				39.4

	Oil (per barrel)	Natural Gas (per MMBtu)	NGLs (per barrel)	Per BOE
Oil and gas revenues before derivatives	$48.34	$2.74	$19.78	$37.85
Cash gains on derivative contracts	11.58	—	—	7.72
Realized revenues	$59.92	$2.74	$19.78	45.57
Cash production costs				(19.42)
Cash operating margin				26.15
DD&A				(37.18)
Impairment of oil and gas properties				(235.22)
Accretion and other costs				(2.32)	[a]
Net noncash mark-to-market losses on derivative contracts				(5.51)
Other revenue				0.39
Gross loss				$(253.69)

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	DD&A	Impairment of Oil and Gas Properties
Totals presented above	$1,492	$765	$1,465	$9,270
Cash gains on derivative contracts	304	—	—	—
Net noncash mark-to-market losses on derivative contracts	(217)	—	—	—
Accretion and other costs	—	92	—	—
Other revenue	15	—	—	—
U.S. oil & gas operations	1,594	857	1,465	9,270
Total mining[b]	9,496	6,998	1,046	—
Corporate, other & eliminations	1	7	11	172	[c]
As reported in FCX's consolidated financial statements	$11,091	$7,862	$2,522	$9,442

a.	Includes charges of $59 million ($1.48 per BOE) primarily for idle rig costs, inventory adjustments and prior period property tax assessments related to California properties.

b.	Represents the combined total for mining operations and the related eliminations, as presented in Note 10.

c.	Reflects impairment of international oil and gas properties primarily in Morocco.

Discontinued Operations (Africa Mining): Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2016
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt	Total
Revenues, excluding adjustments[a]	$244	$244	$72	$316
Site production and delivery, before net noncash and other costs shown below	186	159	51	210
Cobalt credits[b]	(54)	—	—	—
Royalty on metals	6	4	2	6
Net cash costs	138	163	53	216
DD&A	59	47	12	59
Noncash and other costs, net	9	7	2	9
Total costs	206	217	67	284
Revenue adjustments, primarily for pricing on prior period open sales	(2)	(2)	6	4
Gross profit	$36	$25	$11	$36

Copper sales (millions of recoverable pounds)	118	118
Cobalt sales (millions of contained pounds)			9

Gross profit per pound of copper/cobalt:

Revenues, excluding adjustments[a]	$2.07	$2.07	$7.83
Site production and delivery, before net noncash and other costs shown below	1.57	1.34	5.56
Cobalt credits[b]	(0.46)	—	—
Royalty on metals	0.05	0.04	0.14
Unit net cash costs	1.16	1.38	5.70
DD&A	0.50	0.40	1.36
Noncash and other costs, net	0.08	0.06	0.20
Total unit costs	1.74	1.84	7.26
Revenue adjustments, primarily for pricing on prior period open sales	(0.02)	(0.02)	0.68
Gross profit per pound	$0.31	$0.21	$1.25

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	DD&A
Totals presented above	$316	$210	$59
Royalty on metals	(6)	—	—
Noncash and other costs, net	—	9	—
Revenue adjustments, primarily for pricing on prior period open sales	4	—	—
Eliminations and other adjustments[c]	(53)	29	(59)
Total[d]	$261	$248	$—

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

c.	Reflects adjustments associated with reporting Tenke as discontinued operations, including the elimination of intercompany sales to our consolidated subsidiaries and the impact of discontinuing DD&A.

d.	Refer to Note 2 for a reconciliation of these amounts to net (loss) income from discontinued operations as reported in FCX's consolidated financial statements.

Three Months Ended September 30, 2015
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt	Total
Revenues, excluding adjustments[a]	$261	$261	$84	$345
Site production and delivery, before net noncash and other costs shown below	184	153	53	206
Cobalt credits[b]	(60)	—	—	—
Royalty on metals	6	5	1	6
Net cash costs	130	158	54	212
DD&A	65	50	15	65
Noncash and other costs, net	3	3	—	3
Total costs	198	211	69	280
Revenue adjustments, primarily for pricing on prior period open sales	(9)	(9)	(2)	(11)
Gross profit	$54	$41	$13	$54

Copper sales (millions of recoverable pounds)	113	113
Cobalt sales (millions of contained pounds)			10

Gross profit per pound of copper/cobalt:

Revenues, excluding adjustments[a]	$2.32	$2.32	$8.96
Site production and delivery, before net noncash and other costs shown below	1.63	1.36	5.58
Cobalt credits[b]	(0.53)	—	—
Royalty on metals	0.05	0.04	0.15
Unit net cash costs	1.15	1.40	5.73
DD&A	0.58	0.45	1.52
Noncash and other costs, net	0.03	0.03	0.08
Total unit costs	1.76	1.88	7.33
Revenue adjustments, primarily for pricing on prior period open sales	(0.08)	(0.08)	(0.25)
Gross profit per pound	$0.48	$0.36	$1.38

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	DD&A
Totals presented above	$345	$206	$65
Royalty on metals	(6)	—	—
Noncash and other costs, net	—	3	—
Revenue adjustments, primarily for pricing on prior period open sales	(11)	—	—
Eliminations and other adjustments[c]	(29)	(2)	—
Total[d]	$299	$207	$65

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

c.	Reflects adjustments associated with reporting Tenke as discontinued operations/assets held for sale, including the elimination of intercompany sales to our consolidated subsidiaries.

d.	Refer to Note 2 for a reconciliation of these amounts to net (loss) income from discontinued operations as reported in FCX's consolidated financial statements.

Nine Months Ended September 30, 2016
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt	Total
Revenues, excluding adjustments[a]	$757	$757	$205	$962
Site production and delivery, before net noncash and other costs shown below	589	509	148	657
Cobalt credits[b]	(141)	—	—	—
Royalty on metals	18	14	4	18
Net cash costs	466	523	152	675
DD&A	181	148	33	181
Noncash and other costs, net	22	18	4	22
Total costs	669	689	189	878
Revenue adjustments, primarily for pricing on prior period open sales	(4)	(4)	4	—
Gross profit	$84	$64	$20	$84

Copper sales (millions of recoverable pounds)	365	365
Cobalt sales (millions of contained pounds)			29

Gross profit per pound of copper/cobalt:

Revenues, excluding adjustments[a]	$2.07	$2.07	$7.15
Site production and delivery, before net noncash
and other costs shown below	1.61	1.39	5.17
Cobalt credits[b]	(0.39)	—	—
Royalty on metals	0.05	0.04	0.12
Unit net cash costs	1.27	1.43	5.29
DD&A	0.50	0.41	1.15
Noncash and other costs, net	0.06	0.05	0.14
Total unit costs	1.83	1.89	6.58
Revenue adjustments, primarily for pricing
on prior period open sales	(0.01)	(0.01)	0.13
Gross profit per pound	$0.23	$0.17	$0.70

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	DD&A
Totals presented above	$962	$657	$181
Royalty on metals	(18)	—	—
Noncash and other costs, net	—	22	—
Revenue adjustments, primarily for pricing on prior period open sales	—	—	—
Eliminations and other adjustments[c]	(125)	51	(101)
Total[d]	$819	$730	$80

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

c.	Reflects adjustments associated with reporting Tenke as discontinued operations, including the elimination of intercompany sales to our consolidated subsidiaries and the impact of discontinuing DD&A.

d.	Refer to Note 2 for a reconciliation of these amounts to net (loss) income from discontinued operations as reported in FCX's consolidated financial statements.

Nine Months Ended September 30, 2015
(In millions)	By-Product	Co-Product Method
	Method	Copper	Cobalt	Total
Revenues, excluding adjustments[a]	$883	$883	$234	$1,117
Site production and delivery, before net noncash and other costs shown below	553	479	144	623
Cobalt credits[b]	(164)	—	—	—
Royalty on metals	21	16	5	21
Net cash costs	410	495	149	644
DD&A	195	160	35	195
Noncash and other costs, net	11	9	2	11
Total costs	616	664	186	850
Revenue adjustments, primarily for pricing on prior period open sales	(7)	(7)	—	(7)
Gross profit	$260	$212	$48	$260

Copper sales (millions of recoverable pounds)	350	350
Cobalt sales (millions of contained pounds)			26

Gross profit per pound of copper/cobalt:

Revenues, excluding adjustments[a]	$2.52	$2.52	$9.04
Site production and delivery, before net noncash
and other costs shown below	1.58	1.37	5.56
Cobalt credits[b]	(0.47)	—	—
Royalty on metals	0.06	0.04	0.15
Unit net cash costs	1.17	1.41	5.71
DD&A	0.56	0.45	1.38
Noncash and other costs, net	0.03	0.03	0.08
Total unit costs	1.76	1.89	7.17
Revenue adjustments, primarily for pricing
on prior period open sales	(0.02)	(0.02)	(0.02)
Gross profit per pound	$0.74	$0.61	$1.85

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	DD&A
Totals presented above	$1,117	$623	$195
Royalty on metals	(21)	—	—
Noncash and other costs, net	—	11	—
Revenue adjustments, primarily for pricing on prior period open sales	(7)	—	—
Eliminations and other adjustments[c]	(98)	3	—
Total[d]	$991	$637	$195

a.	Includes point-of-sale transportation costs as negotiated in customer contracts.

b.	Net of cobalt downstream processing and freight costs.

c.	Reflects adjustments associated with reporting Tenke as discontinued operations/assets held for sale, including the elimination of intercompany sales to our consolidated subsidiaries.

d.	Refer to Note 2 for a reconciliation of these amounts to net (loss) income from discontinued operations as reported in FCX's consolidated financial statements.

CAUTIONARY STATEMENT

Our discussion and analysis contains forward-looking statements in which we discuss factors we believe may affect our future performance. Forward-looking statements are all statements other than statements of historical facts, such as projections or expectations relating to ore grades and milling rates; production and sales volumes; unit net cash costs; cash production costs per BOE; operating cash flows; capital expenditures; debt reduction initiatives, including our ability to complete pending asset sales and the anticipated timing thereof, and to sell additional assets; exploration efforts and results; development and production activities and costs; liquidity; tax rates; the impact of copper, gold, molybdenum, cobalt, crude oil and natural gas price changes; the impact of deferred intercompany profits on earnings; reserve estimates; future dividend payments, and share purchases and sales. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “targets,” “intends,” “likely,” “will,” “should,” “to be,” “potential,” and any similar expressions are intended to identify those assertions as forward-looking statements. Under our term loan and revolving credit facility, as amended, we are not permitted to pay dividends on common stock on or prior to March 31, 2017. The declaration of dividends is at the discretion of our Board of Directors (Board), subject to restrictions under our credit agreements, and will depend on our financial results, cash requirements, future prospects, and other factors deemed relevant by our Board.

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include supply of and demand for, and prices of, copper, gold, molybdenum, cobalt, crude oil and natural gas, mine sequencing, production rates, drilling results, potential effects of cost and capital expenditure reductions and production curtailments on financial results and cash flow, the outcome of our debt reduction initiatives, our ability to secure regulatory approvals, satisfy closing conditions and consummate pending asset sales, potential additional oil and gas property impairment charges, potential inventory adjustments, potential impairment of long-lived mining assets, the outcome of ongoing discussions with the Indonesian government regarding PT Freeport Indonesia's (PT-FI) Contract of Work (COW), the potential effects of violence in Indonesia generally and in the province of Papua, the resolution of administrative disputes in the Democratic Republic of Congo, industry risks, regulatory changes, political risks, labor relations, weather- and climate-related risks, environmental risks, litigation results and other factors described in more detail in Part I, Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2015, filed with the U.S. Securities and Exchange Commission (SEC) as updated by our subsequent filings with the SEC and Part II, Item 1A. "Risk Factors" in this report. With respect to our operations in Indonesia, such factors include whether PT-FI will be able to continue to export its copper concentrate, or whether PT Smelting (PT-FI's 25 percent-owned Indonesian smelting unit) will be able to export its anode slimes after the January 12, 2017, effective date of regulations prohibiting exports of copper concentrate and anode slimes, including whether and when those regulations may be revised and whether any such revisions would impose conditions or costs on PT-FI not contained in its COW. The inability of PT-FI and PT Smelting to export copper concentrate and anode slimes, respectively, for any extended period of time would lead to the suspension of all of our production in Indonesia.

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

There have been no material changes in our market risks during the nine-month period ended September 30, 2016. For additional information on market risks, refer to “Disclosures About Market Risks” included in Part II, Items 7. and 7A. of our annual report on Form 10-K for the year ended December 31, 2015. For projected sensitivities of our operating cash flow to changes in commodity prices, refer to “Outlook” in Part I, Item 2. of this quarterly report on Form 10-Q for the period ended September 30, 2016; for projected sensitivities of our provisionally priced copper sales and derivative instruments to changes in commodity prices refer to “Consolidated Results – Revenues” in Part I, Item 2. of this quarterly report on Form 10-Q for the period ended September 30, 2016.

Item 4.	Controls and Procedures.

(a)
Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective as of September 30, 2016.

(b)
Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management does not believe, based on currently available information, that the outcome of any proceeding reported in Note 9 of this quarterly report on Form 10-Q for the period ended September 30, 2016, and in Part I, Item 3. “Legal Proceedings” and Note 12 of our annual report on Form 10-K for the year ended December 31, 2015, will have a material adverse effect on our financial condition; although individual outcomes could be material to our operating results for a particular period, depending on the nature and magnitude of the outcome and the operating results for the period.

Item 1A. Risk Factors.

The risk factor “Because our Grasberg mining operations in Indonesia is a significant operating asset, our business may continue to be adversely affected by political, economic and social uncertainties and security risks in Indonesia”, which was included in our annual report on Form 10-K for the year ended December 31, 2015, is amended to add the following:

PT Freeport Indonesia (PT-FI) produces copper concentrate that contains significant quantities of gold and silver. Substantially all of PT-FI’s copper concentrate is sold under long-term contracts, and during the first nine months of 2016, approximately half of PT-FI’s concentrate production was sold to PT Smelting (PT-FI's 25-percent owned smelter and refinery), which is the only copper smelter in Indonesia.

In August 2016, PT-FI’s export permit was renewed through January 11, 2017. Current regulations published by the Indonesian government prohibit exports of copper concentrate and anode slimes (a by-product of the copper refining process containing metals including gold, produced by PT Smelting) after January 12, 2017. The Indonesian government has indicated it intends to revise these regulations in order to protect employment and government revenues, but we cannot predict whether and when those regulations may be revised or whether any such revisions would impose conditions or costs on PT-FI not contained in its Contract of Work (COW), such as additional royalty payments or export duties, increased smelter development commitments, increased depository requirements, or conversion of contracts of work to less favorable licenses under the 2009 mining law framework. PT-FI is actively engaged with Indonesian government officials to resolve this matter.

We also cannot predict whether PT-FI will be able to continue to export its copper concentrate, or whether PT Smelting will be able to export its anode slimes, after January 12, 2017. The inability of PT-FI and PT Smelting to export copper concentrate and anode slimes, respectively, for any extended period of time, would lead to the suspension of all of our production in Indonesia, which would have a material adverse effect on our cash flow, liquidity and profitability, and could result in asset impairments, inventory write downs, difficulty in meeting covenants under our credit facilities, and a significant reduction in our reported mineral reserves.

The initial term of PT-FI’s COW expires in 2021, but the COW explicitly provides that it can be extended for two 10-year periods subject to Indonesian government approval, which cannot be withheld or delayed unreasonably. PT-FI has been engaged in discussions with officials of the Indonesian government since 2012 regarding various provisions of its COW, including extending its term. We cannot predict whether PT-FI will be successful in reaching a satisfactory agreement on the terms of its long-term mining rights. If PT-FI is unable to reach agreement with the Indonesian government on its long-term rights, we may be required to reduce or defer investments in underground development projects, which would have a material adverse effect on our future production, cash flow, liquidity and profitability, and could result in asset impairments, inventory write downs, difficulty in meeting covenants under our credit facilities, and a significant reduction in our reported mineral reserves.

In the event PT-FI is unable to reach a satisfactory resolution of these matters, PT-FI would intend to pursue any and all claims against the Indonesian government for breach of contract through international arbitration.

On October 14, 2016, a new Minister of Energy and Mineral Resources was appointed, the fourth person to hold the office since July 2016. We cannot predict what impact the transition will have on any amendments to existing regulations, or the progress or outcome of PT-FI’s COW negotiations.

The risk factor “Mine closure and reclamation regulations impose substantial costs on our operations, and include requirements that we provide financial assurance supporting those obligations. We also have plugging and abandonment obligations related to our oil and gas properties, and are required to provide bonds or other forms of financial assurance in connection with those operations. Changes in or the failure to comply with these requirements could have a material adverse effect on us”, which was included in our annual report on Form 10-K for the year ended December 31, 2015, is amended to add the following:

With respect to our mining operations, our financial assurance obligations are based principally on state laws that may vary by jurisdiction, depending on how each state regulates land use and groundwater quality. Although Section 108(b) of Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) requires the Environmental Protection Agency (EPA) to identify classes of facilities that must establish evidence of financial responsibility, currently there are no financial assurance requirements for active mining operations under CERCLA. In August 2014, several environmental organizations initiated litigation against the EPA to require it to set a schedule for adopting financial assurance regulations under CERCLA governing the hard rock mining industry. The EPA and the environmental organizations reached a joint agreement and submitted it to the U.S. Court of Appeals for the District of Columbia Circuit for approval. Notwithstanding industry objections, the court approved the agreement on January 29, 2016, thereby requiring the EPA to propose financial assurance regulations for the hard rock mining industry by December 1, 2016, and to provide notice of its final action by December 1, 2017. The EPA recently filed a status update with the court confirming that it intended to proceed with promulgation of the proposed rules by December 1, 2016. Based on limited information contained in recent conceptual presentations made by the EPA, the proposed rules, if promulgated as apparently envisioned by the EPA, would result in onerous financial responsibility obligations for our U.S. hard rock mining operations. For instance, the form, cost and availability of financial mechanisms necessary to meet such obligations is uncertain (if they could be met at all). In addition, complying with these obligations could be very costly, harm the international competitiveness of our U.S. hard rock mining operations and have a material adverse effect on our cash flows, operations and profitability.

Except as described above, there have been no material changes to our risk factors during the nine-month period ended September 30, 2016. For additional information on risk factors, refer to Part I, Item 1A. "Risk Factors" of our annual report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) We entered into privately negotiated share exchange agreements to exchange certain of our outstanding senior notes for shares of our common stock, plus cash representing accrued and unpaid interest on the senior notes. During the quarter ended September 30, 2016, we issued an aggregate of 8 million shares of common stock and approximately $2 million in cash representing accrued and unpaid interest, in exchange for an aggregate of $101 million in senior notes, consisting of: (i) $23 million aggregate principal amount of our 3.550% Senior Notes due 2022; (ii) $25 million aggregate principal amount of our 3.875% Senior Notes due 2023; and (iii) $53 million aggregate principal amount of our 5.450% Senior Notes due 2043.

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

(c)	The following table sets forth information with respect to shares of our common stock purchased by us during the three months ended September 30, 2016:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[a]	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs[a]

July 1-31, 2016	—	$—	—	23,685,500
August 1-31, 2016	—	$—	—	23,685,500
September 1-30, 2016	—	$—	—	23,685,500
Total	—	$—	—	23,685,500

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

Date:  November 9, 2016

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
2.3
Purchase and Sale Agreement dated September 12, 2016, between Freeport-McMoRan Oil & Gas LLC, Freeport-McMoRan Exploration & Production LLC, Plains Offshore Operations Inc. and Anadarko US Offshore LLC.

X
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
4.18
Nineteenth Supplemental Indenture dated as of September 30, 2016 to the Indenture dated as of March 13, 2007, among Freeport-McMoRan Oil & Gas LLC, as Successor Issuer, FCX Oil & Gas Inc., as Co-Issuer, FMSTP Inc., as Additional Co-Issuer, FCX, as Parent Guarantor, and Wells Fargo Bank, N.A., as Trustee (relating to the 6.125% Senior Notes due 2019, the 6.50% Senior Notes due 2020, the 6.625% Senior Notes due 2021, the 6.75% Senior Notes due 2022 and the 6.875% Senior Notes due 2023).
X
4.19
Form of Indenture dated as of September 22, 1997, between Phelps Dodge Corporation and The Chase Manhattan Bank, as Trustee (relating to the 7.125% Senior Notes due 2027, the 9.50% Senior Notes due 2031, and the 6.125% Senior Notes due 2034).
			S-3	333-36415	9/25/1997
4.20
Form of 7.125% Debenture due November 1, 2027 of Phelps Dodge Corporation issued on November 5, 1997, pursuant to the Indenture dated as of September 22, 1997, between Phelps Dodge Corporation and The Chase Manhattan Bank, as Trustee (relating to the 7.125% Senior Notes due 2027).
			8-K	01-00082	11/3/1997
4.21
Form of 9.5% Note due June 1, 2031 of Phelps Dodge Corporation issued on May 30, 2001, pursuant to the Indenture dated as of September 22, 1997, between Phelps Dodge Corporation and First Union National Bank, as successor Trustee (relating to the 9.50% Senior Notes due 2031).
			8-K	01-00082	5/30/2001
4.22
Form of 6.125% Note due March 15, 2034 of Phelps Dodge Corporation issued on March 4, 2004, pursuant to the Indenture dated as of September 22, 1997, between Phelps Dodge Corporation and First Union National Bank, as successor Trustee (relating to the 6.125% Senior Notes due 2034).
			10-K	01-00082	3/7/2005
4.23
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
			8-K	001-11307-01	7/27/2016
10.2	Seventh Amendment dated October 21, 2016, to the Participation Agreement dated as of October 11, 1996, between PT Freeport Indonesia and P.T. Rio Tinto Indonesia.	X
15.1	Letter from Ernst & Young LLP regarding unaudited interim financial statements.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X

FREEPORT-McMoRan INC.
EXHIBIT INDEX
Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.	X
95.1	Mine Safety and Health Administration Safety Data.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X
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