Form 10-Q
period 2017-03-31
FREEPORT-MCMORAN INC
filed 2017-05-05
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
☑ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No

On April 28, 2017, there were issued and outstanding 1,446,812,870 shares of the registrant’s common stock, par value $0.10 per share.

FREEPORT-McMoRan INC.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

FREEPORT-McMoRan INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2017	December 31, 2016
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$4,001	$4,245
Trade accounts receivable	734	1,126
Income and other tax receivables	665	879
Inventories:
Materials and supplies, net	1,275	1,306
Mill and leach stockpiles	1,355	1,338
Product	1,133	998
Other current assets	196	199
Assets held for sale	408	344
Total current assets	9,767	10,435
Property, plant, equipment and mine development costs, net	23,117	23,219
Oil and gas properties, subject to amortization, less accumulated amortization and impairments	57	74
Long-term mill and leach stockpiles	1,625	1,633
Other assets	2,010	1,956
Total assets	$36,576	$37,317

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,780	$2,393
Current portion of debt	2,228	1,232
Current portion of environmental and asset retirement obligations	388	369
Accrued income taxes	190	66
Liabilities held for sale	256	205
Total current liabilities	4,842	4,265
Long-term debt, less current portion	13,135	14,795
Deferred income taxes	3,786	3,768
Environmental and asset retirement obligations, less current portion	3,507	3,487
Other liabilities	1,719	1,745
Total liabilities	26,989	28,060

Equity:
Stockholders’ equity:
Common stock	158	157
Capital in excess of par value	26,725	26,690
Accumulated deficit	(16,311)	(16,540)
Accumulated other comprehensive loss	(537)	(548)
Common stock held in treasury	(3,717)	(3,708)
Total stockholders’ equity	6,318	6,051
Noncontrolling interests	3,269	3,206
Total equity	9,587	9,257
Total liabilities and equity	$36,576	$37,317

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(In millions, except per share amounts)
Revenues	$3,341	$3,242
Cost of sales:
Production and delivery	2,200	2,499
Depreciation, depletion and amortization	389	662
Impairment of oil and gas properties	—	3,787
Total cost of sales	2,589	6,948
Selling, general and administrative expenses	153	138
Mining exploration and research expenses	15	18
Environmental obligations and shutdown costs	27	10
Net gain on sales of assets	(23)	—
Total costs and expenses	2,761	7,114
Operating income (loss)	580	(3,872)
Interest expense, net	(167)	(191)
Other income, net	25	36
Income (loss) from continuing operations before income taxes and equity in affiliated companies’ net earnings	438	(4,027)
Provision for income taxes	(174)	(77)
Equity in affiliated companies’ net earnings	4	7
Net income (loss) from continuing operations	268	(4,097)
Net income (loss) from discontinued operations	38	(4)
Net income (loss)	306	(4,101)
Net income attributable to noncontrolling interests:
Continuing operations	(75)	(62)
Discontinued operations	(3)	(10)
Preferred dividends attributable to redeemable noncontrolling interest	—	(11)
Net income (loss) attributable to common stockholders	$228	$(4,184)

Basic and diluted net income (loss) per share attributable to common stockholders:
Continuing operations	$0.13	$(3.34)
Discontinued operations	0.03	(0.01)
	$0.16	$(3.35)

Weighted-average common shares outstanding:
Basic	1,446	1,251

Diluted	1,454	1,251

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(In millions)
Net income (loss)	$306	$(4,101)

Other comprehensive income (loss), net of taxes:
Unrealized gains on securities	1	—
Defined benefit plans:
Amortization of unrecognized amounts included in net periodic benefit costs	11	8
Foreign exchange losses	(1)	(9)
Other comprehensive income (loss)	11	(1)

Total comprehensive income (loss)	317	(4,102)
Total comprehensive income attributable to noncontrolling interests	(78)	(71)
Preferred dividends attributable to redeemable noncontrolling interest	—	(11)
Total comprehensive income (loss) attributable to common stockholders	$239	$(4,184)

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(In millions)
Cash flow from operating activities:
Net income (loss)	$306	$(4,101)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	389	722
Impairment of oil and gas properties	—	3,787
Net gain on sales of assets	(23)	—
Stock-based compensation	34	30
Net charges for environmental and asset retirement obligations, including accretion	71	57
Payments for environmental and asset retirement obligations	(33)	(90)
Deferred income taxes	20	152
Gain on disposal of discontinued operations	(32)	—
Decrease (increase) in long-term mill and leach stockpiles	8	(53)
Oil and gas contract settlement payments	(70)	—
Other, net	(56)	48
Changes in working capital and other tax payments, excluding amounts from dispositions:
Accounts receivable	623	93
Inventories	(135)	114
Other current assets	(13)	(68)
Accounts payable and accrued liabilities	(433)	9
Accrued income taxes and changes in other tax payments	136	40
Net cash provided by operating activities	792	740

Cash flow from investing activities:
Capital expenditures:
North America copper mines	(28)	(34)
South America	(15)	(157)
Indonesia	(244)	(222)
Molybdenum mines	(1)	(1)
Other, including oil and gas operations	(56)	(568)
Other, net	(21)	2
Net cash used in investing activities	(365)	(980)

Cash flow from financing activities:
Proceeds from debt	157	1,796
Repayments of debt	(815)	(1,442)
Net proceeds from sale of common stock	—	32
Cash dividends paid:
Common stock	(1)	(4)
Noncontrolling interests	(15)	(18)
Stock-based awards net payments	(5)	(4)
Debt financing costs and other, net	—	(13)
Net cash (used in) provided by financing activities	(679)	347

Net (decrease) increase in cash and cash equivalents	(252)	107
Decrease (increase) in cash and cash equivalents in assets held for sale	8	(53)
Cash and cash equivalents at beginning of year	4,245	177
Cash and cash equivalents at end of period	$4,001	$231
The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at December 31, 2016	1,574	$157	$26,690	$(16,540)	$(548)	129	$(3,708)	$6,051	$3,206	$9,257
Exercised and issued stock-based awards	2	1	4	—	—	—	—	5	—	5
Stock-based compensation	—	—	31	—	—	—	—	31	—	31
Tender of shares for stock-based awards	—	—	—	—	—	—	(9)	(9)	—	(9)
Dividends on common stock	—	—	—	1	—	—	—	1	—	1
Dividends to noncontrolling interests	—	—	—	—	—	—	—	—	(15)	(15)
Net income attributable to common stockholders	—	—	—	228	—	—	—	228	—	228
Net income attributable to noncontrolling interests, including discontinued operations	—	—	—	—	—	—	—	—	78	78
Other comprehensive income	—	—	—	—	11	—	—	11	—	11
Balance at March 31, 2017	1,576	$158	$26,725	$(16,311)	$(537)	129	$(3,717)	$6,318	$3,269	$9,587

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. GENERAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles (GAAP) in the United States (U.S.). Therefore, this information should be read in conjunction with Freeport-McMoRan Inc.’s (FCX) consolidated financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2016. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. With the exception of the accounting for discontinued operations and assets held for sale, all such adjustments are, in the opinion of management, of a normal recurring nature. As a result of FCX’s sale of its interest in TF Holdings Limited (TFHL), FCX has reported TFHL as discontinued operations for all periods presented in the unaudited consolidated financial statements (refer to Note 2). Operating results for the three-month period ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Oil and Gas Properties. In first-quarter 2016, FCX Oil & Gas LLC (FM O&G, a wholly owned subsidiary of FCX) determined the carrying values of certain of its unevaluated properties were impaired as of March 31, 2016. As a result, FM O&G transferred $3.1 billion of costs associated with unevaluated properties to the full cost pool, mostly reflecting impairment of the carrying values of unevaluated properties. Combined with the impact of the reduction in twelve-month historical prices and reserve revisions in first-quarter 2016, net capitalized costs exceeded the related ceiling test limitation under full cost accounting rules, which resulted in the recognition of a $3.8 billion impairment charge. Refer to Note 1 of FCX’s annual report on Form 10-K for the year ended December 31, 2016, for further discussion.

NOTE 2. DISPOSITIONS

TF Holdings Limited - Discontinued Operations. FCX had a 70 percent interest in TFHL, which owns 80 percent of Tenke Fungurume Mining S.A. (TFM or Tenke) located in the Democratic Republic of Congo (DRC). On November 16, 2016, FCX completed the sale of its interest in TFHL to China Molybdenum Co., Ltd. (CMOC) for $2.65 billion in cash (before closing adjustments) and contingent consideration of up to $120 million in cash, consisting of $60 million if the average copper price exceeds $3.50 per pound and $60 million if the average cobalt price exceeds $20 per pound, both during calendar years 2018 and 2019. The contingent consideration is considered a derivative, and at March 31, 2017, the related fair value of $49 million was recorded in other assets on the consolidated balance sheets. During first-quarter 2017, the fair value of the contingent consideration derivative increased by $36 million, primarily resulting from higher cobalt prices, and was recorded in net income (loss) from discontinued operations.

In accordance with accounting guidance, FCX has reported the results of operations of TFHL as discontinued operations in the consolidated statements of operations. The consolidated statements of cash flows are reported on a combined basis without separately presenting discontinued operations.

Net income (loss) from discontinued operations in the consolidated statements of operations consists of the following (in millions):

	Three Months Ended
	March 31,
	2017		2016
Revenues[a]	$9		$285
Costs and expenses:
Production and delivery costs	—		226
Depreciation, depletion and amortization	—		60
Interest expense allocated from parent	—		10	[b]
Income (loss) before income taxes and estimated loss on disposal	9		(11)
Net gain on disposal	32	[c]	—
Net income (loss) before income taxes	41		(11)
(Provision for) benefit from income taxes	(3)		7
Net income (loss) from discontinued operations	$38		$(4)

a.	In accordance with accounting guidance, amounts are net of recognition (eliminations) of intercompany sales totaling $9 million in first-quarter 2017 and $(32) million in first-quarter 2016.

b.	In accordance with accounting guidance, interest associated with FCX’s term loan that was required to be repaid as a result of the sale of TFHL has been allocated to discontinued operations.

c.	Includes a $36 million gain associated with the change in the fair value of contingent consideration.

Cash flows from discontinued operations included in the consolidated statements of cash flows for the three months ended March 31, 2016, follow (in millions):

Net cash provided by operating activities	$89
Net cash used in investing activities	(36)
Net cash used in financing activities	(3)
Increase in cash and cash equivalents in assets held for sale	$50

Assets Held for Sale. FCX intends to sell its interest in Freeport Cobalt and the Kisanfu exploration project in the DRC. Freeport Cobalt includes the large-scale cobalt refinery in Kokkola, Finland, and the related sales and marketing business, in which FCX owns an effective 56 percent interest. Kisanfu is a copper and cobalt exploration project, located near Tenke, in which FCX holds a 100 percent interest. The assets and liabilities of Freeport Cobalt and Kisanfu are classified as held for sale in the consolidated balances sheets.

Oil and Gas Operations. On March 17, 2017, FM O&G sold property interests in the Madden area in central Wyoming for cash consideration of $17.5 million, before closing adjustments. Under the full cost accounting rules, the sale resulted in recognition of a $17 million gain in first-quarter 2017 because the reserves associated with the Madden properties were significant to the full cost pool.

NOTE 3. EARNINGS PER SHARE

FCX calculates its basic net income (loss) per share of common stock under the two-class method and calculates its diluted net income (loss) per share of common stock using the more dilutive of the two-class method or the treasury-stock method. Basic net income (loss) per share of common stock was computed by dividing net income (loss) attributable to common stockholders (after deducting accumulated dividends and undistributed earnings to participating securities) by the weighted-average shares of common stock outstanding during the period. Diluted net income (loss) per share of common stock was calculated by including the basic weighted-average shares of common stock outstanding adjusted for the effects of all potential dilutive shares of common stock, unless their effect would be anti-dilutive.

A reconciliation of net income (loss) and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted net income (loss) per share follows (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2017	2016
Net income (loss) from continuing operations	$268	$(4,097)
Net income from continuing operations attributable to noncontrolling interests	(75)	(62)
Preferred dividends on redeemable noncontrolling interest	—	(11)
Undistributed earnings allocated to participating securities	(3)	(3)
Net income (loss) from continuing operations attributable to common stockholders	$190	$(4,173)

Net income (loss) from discontinued operations	$38	$(4)
Net income from discontinued operations attributable to noncontrolling interests	(3)	(10)
Net income (loss) from discontinued operations attributable to common stockholders	$35	$(14)

Net income (loss) attributable to common stockholders	$225	$(4,187)

Basic weighted-average shares of common stock outstanding	1,446	1,251
Add shares issuable upon exercise or vesting of dilutive stock options and restricted stock units	8	—	[a]
Diluted weighted-average shares of common stock outstanding	1,454	1,251

Basic and diluted net income (loss) per share attributable to common stockholders:
Continuing operations	$0.13	$(3.34)
Discontinued operations	0.03	(0.01)
	$0.16	$(3.35)

a.	Excludes 10 million shares associated with outstanding stock options with exercise prices less than the average market price of FCX’s common stock and restricted stock units that were anti-dilutive.

Outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of diluted net income (loss) per share of common stock. Stock options for 44 million shares of common stock were excluded for first-quarter 2017 and 47 million for first-quarter 2016.

NOTE 4. INVENTORIES, INCLUDING LONG-TERM MILL AND LEACH STOCKPILES

The components of inventories follow (in millions):

	March 31, 2017	December 31, 2016
Current inventories:
Total materials and supplies, net[a]	$1,275	$1,306

Mill stockpiles	$301	$259
Leach stockpiles	1,054	1,079
Total current mill and leach stockpiles	$1,355	$1,338

Raw materials (primarily concentrate)	$194	$255
Work-in-process	177	114
Finished goods	762	629
Total product inventories	$1,133	$998

Long-term inventories:
Mill stockpiles	$488	$487
Leach stockpiles	1,137	1,146
Total long-term mill and leach stockpiles[b]	$1,625	$1,633

a.	Materials and supplies inventory was net of obsolescence reserves totaling $30 million at March 31, 2017, and $29 million at December 31, 2016.

b.	Estimated metals in stockpiles not expected to be recovered within the next 12 months.

NOTE 5. INCOME TAXES

Variations in the relative proportions of jurisdictional income result in fluctuations to FCX’s consolidated effective income tax rate. FCX’s consolidated effective income tax rate was 40 percent for first-quarter 2017 and (2) percent for first-quarter 2016. Geographic sources of FCX’s provision for income taxes follow (in millions):

	Three Months Ended
	March 31,
	2017	2016
U.S. operations	$(7)	$11
International operations	(167)	(88)
Total	$(174)	$(77)

Applicable accounting standards require that FCX estimate an annual effective tax rate and apply that rate to each year-to-date interim period. However, an exception is provided to exclude tax jurisdictions from the annual effective tax rate where losses are expected to be generated for which no tax benefit will be realized. Accordingly, U.S. operations have been excluded from the calculation of the estimated annual effective tax rate used to determine FCX’s income tax provision at March 31, 2017.

As a result of the impairment to U.S. oil and gas properties, FCX recorded tax charges of $1.4 billion in first-quarter 2016 to establish a valuation allowance primarily against U.S. federal and state deferred tax assets that will not generate a future benefit. FCX’s consolidated effective income tax rate was 34 percent in first-quarter 2016 excluding these tax charges.

NOTE 6. DEBT

The components of debt follow (in millions):

	March 31, 2017	December 31, 2016
Senior notes and debentures:
Issued by FCX	$13,242	$13,745
Issued by Freeport-McMoRan Oil & Gas LLC (FM O&G LLC)	267	267
Issued by FMC	358	359
Cerro Verde credit facility	1,267	1,390
Cerro Verde shareholder loans	224	261
Other	5	5
Total debt[a]	15,363	16,027
Less current portion of debt	(2,228)	(1,232)
Long-term debt	$13,135	$14,795

a.
Includes additions for unamortized fair value adjustments totaling $171 million at March 31, 2017 ($179 million at December 31, 2016), and is net of reductions for unamortized net discounts and unamortized debt issuance costs totaling $95 million at March 31, 2017 ($100 million at December 31, 2016).

At March 31, 2017, there were no borrowings outstanding and $39 million in letters of credit issued under FCX’s revolving credit facility, resulting in availability of approximately $3.5 billion, of which approximately $1.5 billion could be used for additional letters of credit.

During first-quarter 2017, FCX’s 2.15% Senior Notes matured, and the $500 million outstanding principal balance was repaid.

Consolidated interest expense from continuing operations (excluding capitalized interest) totaled $195 million in first-quarter 2017 and $218 million in first-quarter 2016. Capitalized interest added to property, plant, equipment and mine development costs, net, totaled $28 million in first-quarter 2017 and $20 million in first-quarter 2016. Capitalized interest added to oil and gas properties not subject to amortization totaled $7 million in first-quarter 2016 (none in first-quarter 2017).

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

Commodity Contracts. From time to time, FCX has entered into derivative contracts to hedge the market risk associated with fluctuations in the prices of commodities it purchases and sells. Derivative financial instruments used by FCX to manage its risks do not contain credit risk-related contingent provisions. As of March 31, 2017, and December 31, 2016, FCX had no price protection contracts relating to its mine production. A discussion of FCX’s derivative contracts and programs follows.

Derivatives Designated as Hedging Instruments – Fair Value Hedges
Copper Futures and Swap Contracts. Some of FCX’s U.S. copper rod customers request a fixed market price instead of the Commodity Exchange Inc. (COMEX) average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures or swap contracts. Hedging gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses resulting from hedge ineffectiveness during the three-month periods ended March 31, 2017 and 2016. At March 31, 2017, FCX held copper futures and swap contracts that qualified for hedge accounting for 48 million pounds at an average contract price of $2.56 per pound, with maturities through September 2018.

A summary of (losses) gains recognized in revenues for derivative financial instruments related to commodity contracts that are designated and qualify as fair value hedge transactions, along with the unrealized gains (losses) on the related hedged item follows (in millions):

	Three Months Ended
	March 31,
	2017	2016
Copper futures and swap contracts:
Unrealized (losses) gains:
Derivative financial instruments	$(2)	$7
Hedged item – firm sales commitments	2	(7)

Realized gains (losses):
Matured derivative financial instruments	8	(4)

Derivatives Not Designated as Hedging Instruments
Embedded Derivatives. As described in Note 1 to FCX’s annual report on Form 10-K for the year ended December 31, 2016, under “Revenue Recognition,” certain FCX copper concentrate, copper cathode and gold sales contracts provide for provisional pricing primarily based on the London Metal Exchange (LME) copper price or the COMEX copper price and the London Bullion Market Association (London) gold price at the time of shipment as specified in the contract. Similarly, FCX purchases copper under contracts that provide for provisional pricing. FCX applies the normal purchases and normal sales scope exception in accordance with derivatives and hedge accounting guidance to the host sales agreements since the contracts do not allow for net settlement and always result in physical delivery. Sales and purchases with a provisional sales price contain an embedded derivative (i.e., the price settlement mechanism is settled after the time of delivery) that is required to be bifurcated from the host contract. The host contract is the sale or purchase of the metals contained in the concentrate or cathode at the then-current LME or COMEX copper price or the London gold price as defined in the contract. Mark-to-market price fluctuations from these embedded derivatives related to continuing operations are recorded through the settlement date and are reflected in revenues for sales contracts and in cost of sales as production and delivery costs for purchase contracts. Mark-to-market price fluctuations associated with embedded derivatives for discontinued operations, which were minimal, are included in discontinued operations for all periods presented in these financial statements.

A summary of FCX’s embedded derivatives at March 31, 2017, follows:

	Open Positions	Average Price Per Unit		Maturities Through
		Contract	Market
Embedded derivatives in provisional sales contracts:
Copper (millions of pounds)	443	$2.61	$2.64	August 2017
Gold (thousands of ounces)	50	1,222	1,246	May 2017
Embedded derivatives in provisional purchase contracts:
Copper (millions of pounds)	109	2.64	2.65	July 2017

Copper Forward Contracts. Atlantic Copper, FCX’s wholly owned smelting and refining unit in Spain, enters into copper forward contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in cost of sales. At March 31, 2017, Atlantic Copper held net copper forward sales contracts for 8 million pounds at an average contract price of $2.64 per pound, with maturities through May 2017.

Summary of Gains (Losses). A summary of the realized and unrealized gains (losses) recognized in operating income (loss) for commodity contracts that do not qualify as hedge transactions, including embedded derivatives, follows (in millions):

	Three Months Ended
	March 31,
	2017	2016
Embedded derivatives in provisional copper and gold
sales contracts[a]	$126	$72
Copper forward contracts[b]	(1)	7

a.	Amounts recorded in revenues.

b.	Amounts recorded in cost of sales as production and delivery costs.

Unsettled Derivative Financial Instruments
A summary of the fair values of unsettled commodity derivative financial instruments follows (in millions):

	March 31, 2017	December 31, 2016
Commodity Derivative Assets:
Derivatives designated as hedging instruments:
Copper futures and swap contracts	$6	$9
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional copper and gold
sales/purchase contracts	24	137
Total derivative assets	$30	$146

Commodity Derivative Liabilities:
Derivatives designated as hedging instruments:
Copper futures and swap contracts	$1	$2
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional copper and gold
sales/purchase contracts	7	56
Total derivative liabilities	$8	$58

FCX’s commodity contracts have netting arrangements with counterparties with which the right of offset exists, and it is FCX’s policy to offset balances by counterparty on its balance sheet. FCX’s embedded derivatives on provisional sales/purchase contracts are netted with the corresponding outstanding receivable/payable balances. A summary of these unsettled commodity contracts that are offset in the balance sheets follows (in millions):

	Assets		Liabilities
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016

Gross amounts recognized:
Commodity contracts:
Embedded derivatives in provisional
sales/purchase contracts	$24	$137	$7	$56
Copper derivatives	6	9	1	2
	30	146	8	58

Less gross amounts of offset:
Commodity contracts:
Embedded derivatives in provisional
sales/purchase contracts	3	12	3	12
Copper derivatives	1	2	1	2
	4	14	4	14

Net amounts presented in balance sheet:
Commodity contracts:
Embedded derivatives in provisional
sales/purchase contracts	21	125	4	44
Copper derivatives	5	7	—	—
	$26	$132	$4	$44

Balance sheet classification:
Trade accounts receivable	$20	$119	$1	$13
Other current assets	6	7	—	—
Accounts payable and accrued liabilities	—	6	3	31
	$26	$132	$4	$44

Credit Risk. FCX is exposed to credit loss when financial institutions with which FCX has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. FCX does not anticipate that any of the counterparties it deals with will default on their obligations. As of March 31, 2017, the maximum amount of credit exposure associated with derivative transactions was $26 million.

Other Financial Instruments. Other financial instruments include cash and cash equivalents, accounts receivable, restricted cash, investment securities, legally restricted funds, accounts payable and accrued liabilities, and long-term debt. The carrying value for cash and cash equivalents (which included time deposits of $1.1 billion at March 31, 2017, and $64 million at December 31, 2016), accounts receivable, restricted cash, and accounts payable and accrued liabilities approximates fair value because of their short-term nature and generally negligible credit losses (refer to Note 8 for the fair values of investment securities, legally restricted funds and long-term debt).

In addition, FCX has contingent consideration related to its sales of assets and contingent liabilities related to the settlement of FM O&G’s drilling rig contracts (refer to Note 8 for the related fair value). Refer to Note 2 (contingent consideration) and Note 13 (contingent liabilities) of FCX’s annual report on Form 10-K for the year ended December 31, 2016, for further discussion of these instruments.

NOTE 8. FAIR VALUE MEASUREMENT

Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). FCX recognizes transfers between levels at the end of the reporting period. FCX did not have any significant transfers in or out of Level 1, 2 or 3 for first-quarter 2017.

FCX’s financial instruments are recorded on the consolidated balance sheets at fair value except for contingent consideration associated with the sale of the Deepwater Gulf of Mexico (GOM) oil and gas properties (which was recorded under the loss recovery approach) and debt. A summary of the carrying amount and fair value of FCX’s financial instruments, other than cash and cash equivalents, accounts receivable, restricted cash, and accounts payable and accrued liabilities (refer to Note 7) follows (in millions):

	At March 31, 2017
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$24	$24	$24	$—	$—	$—
Money market funds	22	22	—	22	—	—
Equity securities	5	5	—	5	—	—
Total	51	51	24	27	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	54	54	54	—	—	—
Government bonds and notes	36	36	—	—	36	—
Corporate bonds	32	32	—	—	32	—
Government mortgage-backed securities	24	24	—	—	24	—
Asset-backed securities	18	18	—	—	18	—
Money market funds	12	12	—	12	—	—
Collateralized mortgage-backed securities	7	7	—	—	7	—
Municipal bonds	1	1	—	—	1	—
Total	184	184	54	12	118	—

Derivatives:
Embedded derivatives in provisional sales/
purchase contracts in a gross asset position[c]	24	24	—	—	24	—
Copper futures and swap contracts[c]	6	6	—	5	1	—
Contingent consideration for the sales of TFHL
and onshore California oil and gas properties[a]	72	72	—	—	72	—
Total	102	102	—	5	97	—

Contingent consideration for the sale of the
Deepwater GOM oil and gas properties[a]	150	135	—	—	—	135

Total assets		$472	$78	$44	$215	$135

Liabilities
Derivatives:[c]
Embedded derivatives in provisional sales/
purchase contracts in a gross liability position	7	$7	$—	$—	$7	$—
Copper futures and swap contracts	1	1	—	1	—	—
Total	8	8	—	1	7	—

Contingent payments for the settlements of
drilling rig contracts[d]	10	10	—	—	10	—

Long-term debt, including current portion[e]	15,363	14,624	—	—	14,624	—

Total liabilities		$14,642	$—	$1	$14,641	$—

	At December 31, 2016
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$23	$23	$23	$—	$—	$—
Money market funds	22	22	—	22	—	—
Equity securities	5	5	—	5	—	—
Total	50	50	23	27	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	53	53	53	—	—	—
Government bonds and notes	36	36	—	—	36	—
Corporate bonds	32	32	—	—	32	—
Government mortgage-backed securities	25	25	—	—	25	—
Asset-backed securities	16	16	—	—	16	—
Money market funds	12	12	—	12	—	—
Collateralized mortgage-backed securities	8	8	—	—	8	—
Municipal bonds	1	1	—	—	1	—
Total	183	183	53	12	118	—

Derivatives:
Embedded derivatives in provisional sales/
purchase contracts in a gross asset position[c]	137	137	—	—	137	—
Copper futures and swap contracts[c]	9	9	—	8	1	—
Contingent consideration for the sales of TFHL
and onshore California oil and gas properties[a]	46	46	—	—	46	—
Total	192	192	—	8	184	—

Contingent consideration for the sale of the
Deepwater GOM oil and gas properties[a]	150	135	—	—	—	135

Total assets		$560	$76	$47	$302	$135

Liabilities
Derivatives:[c]
Embedded derivatives in provisional sales/
purchase contracts in a gross liability position	56	$56	$—	$—	$56	$—
Copper futures and swap contracts	2	2	—	2	—	—
Total	58	58	—	2	56	—

Contingent payments for the settlements of
drilling rig contracts[d]	23	23	—	—	23	—

Long-term debt, including current portion[e]	16,027	15,196	—	—	15,196	—

Total liabilities		$15,277	$—	$2	$15,275	$—

a.	Current portion included in other current assets and long-term portion included in other assets.

b.
Excludes time deposits (which approximated fair value) included in (i) other current assets of $32 million at March 31, 2017, and $28 million at December 31, 2016, and (ii) other assets of $122 million at both March 31, 2017, and December 31, 2016, primarily associated with an assurance bond to support PT Freeport Indonesia’s (PT-FI) commitment for smelter development in Indonesia.

c.	Refer to Note 7 for further discussion and balance sheet classifications.

d.	Included in accounts payable and accrued liabilities.

e.	Recorded at cost except for debt assumed in acquisitions, which were recorded at fair value at the respective acquisition dates.

Valuation Techniques. The U.S. core fixed income fund is valued at net asset value (NAV). The fund strategy seeks total return consisting of income and capital appreciation primarily by investing in a broad range of investment-grade debt securities, including U.S. government obligations, corporate bonds, mortgage-backed securities, asset-backed securities and money market instruments. There are no restrictions on redemptions (which are usually within one business day of notice).

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

FCX’s embedded derivatives on provisional copper concentrate, copper cathode and gold purchases and sales are valued using only quoted monthly LME or COMEX copper forward prices and the London gold forward price at each reporting date based on the month of maturity (refer to Note 7 for further discussion); however, FCX’s contracts themselves are not traded on an exchange. As a result, these derivatives are classified within Level 2 of the fair value hierarchy.

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

The fair value of contingent consideration for the sales of TFHL and onshore California oil and gas properties is calculated based on average commodity price forecasts through applicable maturity dates using a Monte Carlo simulation model. The models use various observable inputs, including Brent crude oil forward prices, historical copper and cobalt prices, volatilities, discount rates and settlement terms. As a result, these contingent consideration assets are classified within Level 2 of the fair value hierarchy.

The fair value of contingent consideration for the sale of Deepwater GOM oil and gas properties is calculated based on a discounted cash flow model using inputs that include third-party reserve estimates, production rates, production timing and discount rates. Because significant inputs are not observable in the market, the contingent consideration is classified within Level 3 of the fair value hierarchy.

The fair value of contingent payments for the settlements of drilling rig contracts is calculated based on the average price forecasts of West Texas Intermediate (WTI) crude oil over the 12-month period ending June 30, 2017, using a mean-reverting model. The model uses various observable inputs, including WTI crude oil forward prices, volatilities, discount rate and settlement terms. As a result, these contingent payments are classified within Level 2 of the fair value hierarchy.

Long-term debt, including current portion, is valued using available market quotes and, as such, is classified within Level 2 of the fair value hierarchy.

The techniques described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with other market participants, the use of different techniques or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the techniques used at March 31, 2017, as compared to those techniques used at December 31, 2016.

NOTE 9. CONTINGENCIES AND COMMITMENTS

Litigation. During first-quarter 2017, there were no significant updates to previously reported legal proceedings included in Note 12 of FCX’s annual report on Form 10-K for the year ended December 31, 2016.

Tax and Other Matters
Cerro Verde Royalty Dispute
As reported in Note 12 of FCX’s annual report on Form 10-K for the year ended December 31, 2016, SUNAT, the Peru national tax authority, has assessed mining royalties on ore processed by the Cerro Verde concentrator, which commenced operations in late 2006, for the period December 2006 to December 2007, the years 2008, 2009 and 2010, and the period January 2011 to September 2011. SUNAT may make additional assessments for mining royalties and associated penalties and interest for the period from October 2011 through December 2013, which Cerro Verde will contest. As of March 31, 2017, FCX estimates the total exposure associated with these mining royalties for the period from December 2006 through December 2013 approximates $573 million (based on the exchange rate as of March 31, 2017), including estimated accumulated interest and penalties. No charges have been recorded for these assessments as of March 31, 2017, because Cerro Verde believes its 1998 stability agreement exempts it from these royalties and believes any payments will be recoverable.

Other Peru Tax Matters
There were no significant changes to other Peru tax matters during first-quarter 2017 (refer to Note 12 of FCX’s annual report on Form 10-K for the year ended December 31, 2016).

Indonesia Tax Matters
The following information includes a discussion of updates to previously reported Indonesia tax matters included in Note 12 of FCX’s annual report on Form 10-K for the year ended December 31, 2016.

PT-FI received assessments from the local regional tax authority in Papua, Indonesia, for additional taxes and penalties related to surface water taxes for the period from January 2011 through March 2017. PT-FI has filed or will file objections to these assessments. The aggregate amount of assessments for additional taxes and penalties for the period from January 2011 through July 2015 was $380 million (based on the exchange rate as of March 31, 2017, and including $229 million in penalties). The aggregate amount of assessments received from August 2015 through March 2017 was an additional $109 million, including penalties (based on the exchange rate as of March 31, 2017). No charges have been recorded for these assessments as of March 31, 2017, because PT-FI believes its Contract of Work (COW) exempts it from these payments and that it has the right to contest these assessments in the Indonesia Tax Court and ultimately the Indonesia Supreme Court. As of May 5, 2017, PT-FI has not paid and does not intend to pay these assessments unless there is a mechanism established to secure a refund for any such payments upon the final court decision.

Indonesia Mining Contract. The following information includes updates to the discussion of PT-FI’s COW included in Note 13 of FCX’s annual report on Form 10-K for the year ended December 31, 2016.

In January and February 2017, the Indonesian government issued new regulations to address exports of unrefined metals, including copper concentrate and anode slimes, and other matters related to the mining sector. The new regulations permit the continuation of copper concentrate exports for a five-year period through January 2022, subject to various conditions, including conversion from a contract of work to a special operating license (known as an IUPK, which does not provide the same level of protections of a contract of work), commitment to completion of smelter construction in five years and payment of export duties to be determined by the Ministry of Finance. In addition, the new regulations enable application for extension of operating rights five years before expiration of the IUPK and require foreign IUPK holders to divest 51 percent to Indonesian interests no later than the tenth year of production. Export licenses would be valid for one-year periods, subject to review every six months, depending on smelter construction progress.

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

In mid-February 2017, pursuant to the COW’s dispute resolution process, PT-FI provided formal notice to the Indonesian government of an impending dispute listing the government's breaches and violations of the COW.

In late March 2017, the Indonesian government amended its regulations to enable PT-FI to retain its COW until replaced with an IUPK accompanied by an investment stability agreement, and to grant PT-FI a temporary IUPK through October 10, 2017, to enable concentrate exports during this period. In April 2017, PT-FI entered into a Memorandum of Understanding with the Indonesian government confirming that the COW would continue to be valid and honored until replaced by a mutually agreed IUPK and investment stability agreement. PT-FI will continue to pay a 5 percent export duty during this period.

On April 21, 2017, the Indonesian government issued a permit to PT-FI to enable exports to resume for a six-month period and PT-FI began loading export shipments, PT-FI plans to ramp up its production to full rates during second-quarter 2017.

As a result of the first-quarter 2017 regulatory restrictions and uncertainties regarding long-term investment stability, PT-FI has taken actions to adjust its cost structure, reduce its workforce and slow investments in its underground development projects and new smelter.

PT-FI and the Indonesian government have commenced negotiations on the conversion of PT-FI's COW to an IUPK accompanied by an investment stability agreement with the objective of providing a mutually acceptable long-term investment framework. In addition to negotiating a stability agreement, the parties are also discussing requirements for the construction of a new smelter and the government’s request for divestment.

NOTE 10. BUSINESS SEGMENTS
FCX has organized its mining operations into four primary divisions – North America copper mines, South America mining, Indonesia mining and Molybdenum mines, and operating segments that meet certain thresholds are reportable segments. Separately disclosed in the following tables are FCX’s reportable segments, which include the Morenci, Cerro Verde and Grasberg (Indonesia Mining) copper mines, the Rod & Refining operations and Atlantic Copper Smelting & Refining.
FCX’s reportable segments previously included U.S. Oil & Gas operations. During 2016, FCX completed the sales of its Deepwater Gulf of Mexico, onshore California and Haynesville oil and gas properties, and in first-quarter 2017, completed the sale of its Madden property interests. The results of FCX’s U.S. oil and gas operations no longer qualify as a reportable segment, and oil and gas results for all periods presented have been included in Corporate, Other & Eliminations in the following tables. Refer to Note 2 of FCX’s annual report on Form 10-K for the year ended December 31, 2016, for additional information.

Intersegment sales between FCX’s mining operations are based on similar arms-length transactions with third parties at the time of the sale. Intersegment sales may not be reflective of the actual prices ultimately realized because of a variety of factors, including additional processing, timing of sales to unaffiliated customers and transportation premiums.

FCX defers recognizing profits on sales from its mines to other divisions, including Atlantic Copper (FCX’s wholly owned smelter and refinery in Spain) and on 25 percent of PT-FI’s sales to PT Smelting (PT-FI’s 25 percent-owned smelter and refinery in Indonesia), until final sales to third parties occur. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices result in variability in FCX’s net deferred profits and quarterly earnings.
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

Financial Information by Business Segments

(In millions)

												Atlantic	Corporate,
	North America Copper Mines				South America Mining							Copper	Other
					Cerro			Indonesia		Molybdenum	Rod &	Smelting	& Elimi-		FCX
	Morenci		Other	Total	Verde	Other	Total	Mining		Mines	Refining	& Refining	nations[a]		Total
Three Months Ended March 31, 2017
Revenues:
Unaffiliated customers	$66		$50	$116	$640	$112	$752	$534	[b]	$—	$1,107	$458	$374	[c]	$3,341
Intersegment	416		563	979	116	—	116	—		63	8	—	(1,166)		—
Production and delivery	260	[d]	413	673	391	82	473	273	[d]	52	1,110	436	(817)	[e]	2,200
Depreciation, depletion and amortization	47		69	116	112	21	133	83		19	2	7	29		389
Selling, general and administrative expenses	—		1	1	2	—	2	30		—	—	5	115	[f]	153
Mining exploration and research expenses	—		1	1	—	—	—	—		—	—	—	14		15
Environmental obligations and shutdown costs	—		—	—	—	—	—	—		—	—	—	27		27
Net gain on sales of assets	—		—	—	—	—	—	—		—	—	—	(23)		(23)
Operating income (loss)	175		129	304	251	9	260	148		(8)	3	10	(137)		580

Interest expense, net	1		—	1	16	—	16	—		—	—	4	146		167
Provision for income taxes	—		—	—	98	3	101	67		—	—	—	6		174
Total assets at March 31, 2017	2,814		4,361	7,175	9,081	1,525	10,606	10,879		1,917	261	652	5,086	[g]	36,576
Capital expenditures	23		5	28	14	1	15	244		1	1	8	47	[h]	344

Three Months Ended March 31, 2016
Revenues:
Unaffiliated customers	$162		$56	$218	$486	$144	$630	$498	[b]	$—	$971	$422	$503	[c]	$3,242
Intersegment	357		561	918	41	—	41	58		45	8	1	(1,071)		—
Production and delivery	340		448	788	291	119	410	394		52	970	393	(508)	[e]	2,499
Depreciation, depletion and amortization	62		82	144	101	31	132	81		19	2	8	276		662
Impairment of oil and gas properties	—		—	—	—	—	—	—		—	—	—	3,787		3,787
Selling, general and administrative expenses	—		1	1	2	—	2	14		—	—	4	117		138
Mining exploration and research expenses	—		1	1	—	—	—	—		—	—	—	17		18
Environmental obligations and shutdown costs	—		—	—	—	—	—	—		—	—	—	10		10
Operating income (loss)	117		85	202	133	(6)	127	67		(26)	7	18	(4,267)		(3,872)

Interest expense, net	1		—	1	22	—	22	—		—	—	4	164		191
Provision for (benefit from) income taxes	—		—	—	45	(6)	39	36		—	—	—	2		77
Total assets at March 31, 2016	3,490		4,751	8,241	9,495	1,623	11,118	9,306		1,983	236	653	11,127	[g]	42,664
Capital expenditures	28		6	34	156	1	157	222		1	1	2	565	[h]	982

a.	Includes U.S. oil and gas operations that was previously a reportable segment.

b.	Includes PT-FI’s sales to PT Smelting totaling $258 million in first-quarter 2017 and $277 million in first-quarter 2016.

c.	Includes revenues from FCX’s molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America and South America copper mines.

d.
Includes $19 million for asset impairments at Morenci and $21 million at PT-FI for costs charged directly to cost of sales as a result of the impact of regulatory restrictions on its concentrate exports.

e.
Includes net credits (charges) for oil and gas operations totaling $20 million in first-quarter 2017 and $(200) million in first-quarter 2016, primarily for drillship settlement/idle rig costs, asset impairment and inventory adjustments.

f.	Includes $21 million for other oil and gas contract termination costs.

g.
Includes assets held for sale totaling $408 million at March 31, 2017, primarily associated with Freeport Cobalt and the Kisanfu exploration project, and $5.3 billion at March 31, 2016, which also included discontinued operations. Also includes $331 million at March 31, 2017, and $4.4 billion at March 31, 2016, associated with oil and gas operations.

h.
Includes $19 million in first-quarter 2017 and $523 million in first-quarter 2016 associated with oil and gas operations. First-quarter 2016 also includes $35 million associated with discontinued operations.

NOTE 11. GUARANTOR FINANCIAL STATEMENTS

All of the senior notes issued by FCX are fully and unconditionally guaranteed on a senior basis jointly and severally by FM O&G LLC, as guarantor, which is a 100-percent-owned subsidiary of FM O&G and FCX. The guarantee is an unsecured obligation of the guarantor and ranks equal in right of payment with all existing and future indebtedness of FM O&G LLC, including indebtedness under FCX’s revolving credit facility. The guarantee ranks senior in right of payment with all of FM O&G LLC’s future subordinated obligations and is effectively subordinated in right of payment to any debt of FM O&G LLC’s subsidiaries. The indentures provide that FM O&G LLC’s guarantee may be released or terminated for certain obligations under the following circumstances: (i) all or substantially all of the equity interests or assets of FM O&G LLC are sold to a third party; or (ii) FM O&G LLC no longer has any obligations under any FM O&G senior notes or any refinancing thereof and no longer guarantees any obligations of FCX under the revolving credit facility or any other senior debt or, in each case, any refinancing thereof.

The following condensed consolidating financial information includes information regarding FCX, as issuer, FM O&G LLC, as guarantor, and all other non-guarantor subsidiaries of FCX. Included are the condensed consolidating balance sheets at March 31, 2017, and December 31, 2016, and the related condensed consolidating statements of comprehensive income (loss) and the condensed consolidating statements of cash flows for the three months ended March 31, 2017 and 2016 (in millions), which should be read in conjunction with FCX’s notes to the consolidated financial statements.

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2017

	FCX		FM O&G LLC	Non-guarantor		Consolidated
	Issuer		Guarantor	Subsidiaries	Eliminations	FCX
ASSETS
Current assets, other than assets held for sale	$176		$717	$9,176	$(710)	$9,359
Current assets held for sale	—		—	408	—	408
Property, plant, equipment and mine development costs, net	17		15	23,086	(1)	23,117
Oil and gas properties, subject to amortization, less accumulated amortization and impairments	—		—	57	—	57
Investments in consolidated subsidiaries	19,865		—	—	(19,865)	—
Other assets	542		37	3,578	(522)	3,635
Total assets	$20,600		$769	$36,305	$(21,098)	$36,576

LIABILITIES AND EQUITY
Current liabilities, other than liabilities held for sale	$2,360		$171	$2,842	$(787)	$4,586
Current liabilities held for sale	—		—	256	—	256
Long-term debt, less current portion	11,032		6,297	5,576	(9,770)	13,135
Deferred income taxes	829	[a]	—	2,957	—	3,786
Environmental and asset retirement obligations, less current portion	—		201	3,306	—	3,507
Investments in consolidated subsidiaries	—		844	10,090	(10,934)	—
Other liabilities	61		3,346	1,798	(3,486)	1,719
Total liabilities	14,282		10,859	26,825	(24,977)	26,989

Equity:
Stockholders’ equity	6,318		(10,090)	6,828	3,262	6,318
Noncontrolling interests	—		—	2,652	617	3,269
Total equity	6,318		(10,090)	9,480	3,879	9,587
Total liabilities and equity	$20,600		$769	$36,305	$(21,098)	$36,576

a.	All U.S.-related deferred income taxes are recorded at the parent company.

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2016

	FCX		FM O&G LLC	Non-guarantor		Consolidated
	Issuer		Guarantor	Subsidiaries	Eliminations	FCX
ASSETS
Current assets, other than assets held for sale	$230		$1,790	$11,331	$(3,260)	$10,091
Current assets held for sale	—		—	344	—	344
Property, plant, equipment and mine development costs, net	19		24	23,176	—	23,219
Oil and gas properties, subject to amortization, less accumulated amortization and impairments	—		—	74	—	74
Investments in consolidated subsidiaries	21,110		—	—	(21,110)	—
Other assets	1,985		47	3,522	(1,965)	3,589
Total assets	$23,344		$1,861	$38,447	$(26,335)	$37,317

LIABILITIES AND EQUITY
Current liabilities, other than liabilities held for sale	$3,895		$308	$3,101	$(3,244)	$4,060
Current liabilities held for sale	—		—	205	—	205
Long-term debt, less current portion	12,517		6,062	11,297	(15,081)	14,795
Deferred income taxes	826	[a]	—	2,942	—	3,768
Environmental and asset retirement obligations, less current portion	—		200	3,287	—	3,487
Investment in consolidated subsidiary	—		893	8,995	(9,888)	—
Other liabilities	55		3,393	1,784	(3,487)	1,745
Total liabilities	17,293		10,856	31,611	(31,700)	28,060

Equity:
Stockholders’ equity	6,051		(8,995)	4,237	4,758	6,051
Noncontrolling interests	—		—	2,599	607	3,206
Total equity	6,051		(8,995)	6,836	5,365	9,257
Total liabilities and equity	$23,344		$1,861	$38,447	$(26,335)	$37,317

a.	All U.S.-related deferred income taxes are recorded at the parent company.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three Months Ended March 31, 2017
	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Revenues	$—	$13	$3,328	$—	$3,341
Total costs and expenses	9	50	2,700	2	2,761
Operating (loss) income	(9)	(37)	628	(2)	580
Interest expense, net	(122)	(53)	(71)	79	(167)
Other income (expense), net	79	—	25	(79)	25
(Loss) income before income taxes and equity in affiliated companies’ net earnings (losses)	(52)	(90)	582	(2)	438
(Provision for) benefit from income taxes	(60)	31	(146)	1	(174)
Equity in affiliated companies’ net earnings (losses)	340	20	(36)	(320)	4
Net income (loss) from continuing operations	228	(39)	400	(321)	268
Net income from discontinued operations	—	—	38	—	38
Net income (loss)	228	(39)	438	(321)	306
Net income attributable to noncontrolling interests:
Continuing operations	—	—	(65)	(10)	(75)
Discontinued operations	—	—	(3)	—	(3)
Net income (loss) attributable to common stockholders	$228	$(39)	$370	$(331)	$228

Other comprehensive income (loss)	11	—	11	(11)	11
Total comprehensive income (loss)	$239	$(39)	$381	$(342)	$239

Three Months Ended March 31, 2016
	FCX	FM O&G LLC		Non-guarantor			Consolidated
	Issuer	Guarantor		Subsidiaries		Eliminations	FCX
Revenues	$—	$78		$3,164		$—	$3,242
Total costs and expenses	27	1,629	[a]	5,452	[a]	6	7,114
Operating loss	(27)	(1,551)		(2,288)		(6)	(3,872)
Interest expense, net	(137)	(4)		(114)		64	(191)
Other income (expense), net	50	—		40		(54)	36
(Loss) income before income taxes and equity in affiliated companies’ net (losses) earnings	(114)	(1,555)		(2,362)		4	(4,027)
(Provision for) benefit from income taxes	(1,784)	616		1,088		3	(77)
Equity in affiliated companies’ net (losses) earnings	(2,286)	(2,704)		(3,630)		8,627	7
Net (loss) income from continuing operations	(4,184)	(3,643)		(4,904)		8,634	(4,097)
Net income (loss) from discontinued operations	—	—		6		(10)	(4)
Net (loss) income	(4,184)	(3,643)		(4,898)		8,624	(4,101)
Net income and preferred dividends attributable to noncontrolling interests:
Continuing operations	—	—		(67)		(6)	(73)
Discontinued operations	—	—		(10)		—	(10)
Net (loss) income attributable to common stockholders	$(4,184)	$(3,643)		$(4,975)		$8,618	$(4,184)

Other comprehensive income (loss)	—	—		—		—	—
Total comprehensive (loss) income	$(4,184)	$(3,643)		$(4,975)		$8,618	$(4,184)

a.
Includes charges totaling $1.3 billion at the FM O&G LLC guarantor and $2.5 billion at the non-guarantor subsidiaries related to impairment of FCX’s oil and gas properties pursuant to full cost accounting rules.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2017	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Net cash (used in) provided by operating activities	$(112)	$(200)	$1,104	$—	$792

Cash flow from investing activities:
Capital expenditures	—	(10)	(334)	—	(344)
Intercompany loans	(277)	—	—	277	—
Dividends from (investments in) consolidated subsidiaries	894	—	26	(920)	—
Asset sales and other, net	—	(23)	2	—	(21)
Net cash provided by (used in) investing activities	617	(33)	(306)	(643)	(365)

Cash flow from financing activities:
Proceeds from debt	—	—	157	—	157
Repayments of debt	(499)	—	(316)	—	(815)
Intercompany loans	—	236	41	(277)	—
Cash dividends paid and contributions received, net	(1)	—	(895)	880	(16)
Other, net	(5)	(6)	(34)	40	(5)
Net cash (used in) provided by financing activities	(505)	230	(1,047)	643	(679)

Net decrease in cash and cash equivalents	—	(3)	(249)	—	(252)
Decrease in cash and cash equivalents in assets held for sale	—	—	8	—	8
Cash and cash equivalents at beginning of period	—	3	4,242	—	4,245
Cash and cash equivalents at end of period	$—	$—	$4,001	$—	$4,001

Three Months Ended March 31, 2016	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Net cash (used in) provided by operating activities	$(117)	$(32)	$884	$5	$740

Cash flow from investing activities:
Capital expenditures	—	(244)	(736)	(2)	(982)
Intercompany loans	(561)	(377)	—	938	—
Dividends from (investments in) consolidated subsidiaries	358	(41)	35	(352)	—
Other, net	—	2	—	—	2
Net cash (used in) provided by investing activities	(203)	(660)	(701)	584	(980)

Cash flow from financing activities:
Proceeds from debt	1,060	—	736	—	1,796
Repayments of debt	(750)	—	(692)	—	(1,442)
Intercompany loans	—	716	222	(938)	—
Net proceeds from sale of common stock	32	—	42	(42)	32
Cash dividends paid and contributions received, net	(4)	—	(373)	355	(22)
Other, net	(18)	(24)	(11)	36	(17)
Net cash provided by (used in) financing activities	320	692	(76)	(589)	347

Net increase in cash and cash equivalents	—	—	107	—	107
Increase in cash and cash equivalents in assets held for sale	—	—	(53)	—	(53)
Cash and cash equivalents at beginning of period	—	—	177	—	177
Cash and cash equivalents at end of period	$—	$—	$231	$—	$231

NOTE 12. NEW ACCOUNTING STANDARD

In March 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) that simplifies various aspects of the accounting for share-based payment transactions, including the income tax consequences, statutory tax withholding requirements, an accounting policy election for forfeitures and the classification on the statement of cash flows. FCX adopted this ASU effective January 1, 2017.
NOTE 13. SUBSEQUENT EVENTS

FCX evaluated events after March 31, 2017, and through the date the consolidated financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these consolidated financial statements.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan INC.

We have reviewed the consolidated balance sheet of Freeport-McMoRan Inc. as of March 31, 2017, and the related consolidated statements of operations, comprehensive income (loss) and cash flows for the three-month periods ended March 31, 2017 and 2016, and the consolidated statement of equity for the three-month period ended March 31, 2017. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Freeport-McMoRan Inc. as of December 31, 2016, and the related consolidated statements of operations, comprehensive loss, cash flows and equity for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 24, 2017. In our opinion, the accompanying consolidated balance sheet of Freeport-McMoRan Inc. as of December 31, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

Phoenix, Arizona
May 5, 2017

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “we,” “us” and “our” refer to Freeport-McMoRan Inc. (FCX) and its consolidated subsidiaries. You should read this discussion in conjunction with our financial statements, the related Management’s Discussion and Analysis of Financial Condition and Results of Operations and the discussion of our Business and Properties in our annual report on Form 10-K for the year ended December 31, 2016, filed with the United States (U.S.) Securities and Exchange Commission (SEC). The results of operations reported and summarized below are not necessarily indicative of future operating results (refer to “Cautionary Statement” for further discussion). References to “Notes” are Notes included in our Notes to Consolidated Financial Statements. Throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations, all references to earnings or losses per share are on a diluted basis. Additionally, in accordance with accounting guidelines, TF Holdings Limited (TFHL), through which we held an interest in the Tenke Fungurume (Tenke) mine until it was sold on November 16, 2016, is reported as a discontinued operation for all periods presented.

OVERVIEW

We are a leading international mining company with headquarters in Phoenix, Arizona. We operate large, long-lived, geographically diverse assets with significant proven and probable reserves of copper, gold and molybdenum. We are the world’s largest publicly traded copper producer. Our portfolio of assets includes the Grasberg minerals district in Indonesia, one of the world’s largest copper and gold deposits; and significant mining operations in the Americas, including the large-scale Morenci minerals district in North America and the Cerro Verde operation in South America.

Net income (loss) attributable to common stock totaled $228 million in first-quarter 2017 and $(4.2) billion in first-quarter 2016, which included a charge of $3.8 billion for the impairment of oil and gas properties. First-quarter 2017, compared with the 2016 period, benefited from higher copper and molybdenum prices and lower depreciation, depletion and amortization (DD&A) expense, partly offset by lower copper and gold sales volumes. Refer to “Consolidated Results” for further discussion.

At March 31, 2017, we had $4.0 billion in consolidated cash and cash equivalents and $15.4 billion in total debt. We had no borrowings and $3.5 billion available under our revolving credit facility. Refer to Note 6 for further discussion of debt.

We continue to manage production, exploration and administrative costs and capital spending and, subject to commodity prices and operational results, expect to generate cash flows for further debt reduction during 2017.

We have a high-quality portfolio of long-lived copper assets positioned to generate long-term value. In addition to debt reduction plans, we are pursuing opportunities to enhance net present values, and we continue to advance studies for future development of our copper resources, the timing of which is dependent on market conditions.

In late March 2017, the Indonesian government amended its regulations to enable PT Freeport Indonesia (PT-FI) to retain its Contract of Work (COW) until replaced with a special operating license (known as an IUPK) accompanied by an investment stability agreement, and to grant PT-FI a temporary IUPK through October 10, 2017, to enable concentrate exports during this period. On April 21, 2017, PT-FI resumed concentrate exports, which had been suspended since January 12, 2017. Refer to “Operations – Indonesia Mining” for further discussion.

OUTLOOK

We view the long-term outlook for our business positively, supported by limitations on supplies of copper and by the requirements for copper in the world’s economy. Our financial results vary as a result of fluctuations in market prices primarily for copper, gold and molybdenum, as well as other factors. World market prices for these commodities have historically fluctuated and are affected by numerous factors beyond our control. Because we cannot control the price of our products, the key measures that management focuses on in operating our business are sales volumes, unit net cash costs, operating cash flow and capital expenditures.

Projections for 2017 and other forward looking statements in this quarterly report on Form 10-Q assume normal operating rates at PT-FI beginning mid-April 2017, and the resolution or completion of negotiations with the Indonesian government on the conversion of PT-FI’s COW to an IUPK accompanied by an investment stability agreement by October 10, 2017. Refer to “Operations – Indonesia Mining” for further discussion of Indonesia regulatory matters, which may have a significant impact on future results.

Sales Volumes
Following are our projected consolidated sales volumes for the year 2017:

Copper (millions of recoverable pounds):
North America copper mines	1,490
South America mining	1,240
Indonesia mining	1,135
Total	3,865

Gold (thousands of recoverable ounces)	1,917
Molybdenum (millions of recoverable pounds)	93	[a]

a.	Projected molybdenum sales include 35 million pounds produced by our Molybdenum mines and 58 million pounds produced by our North America and South America copper mines.

Consolidated sales volumes for second-quarter 2017 are expected to approximate 1.0 billion pounds of copper, 440 thousand ounces of gold and 24 million pounds of molybdenum.

Projected sales volumes are dependent on operational performance and other factors. For other important factors that could cause results to differ materially from projections, refer to “Cautionary Statement.”

Unit Net Cash Costs
Assuming average prices of $1,250 per ounce of gold and $9.00 per pound of molybdenum for the remainder of 2017 and achievement of current sales volume and cost estimates, consolidated unit net cash costs (net of by-product credits) for our copper mines are expected to average $1.08 per pound of copper for the year 2017. The impact of price changes for remainder of 2017 on consolidated unit net cash costs would approximate $0.02 per pound for each $50 per ounce change in the average price of gold and $0.02 per pound for each $2 per pound change in the average price of molybdenum. Quarterly unit net cash costs vary with fluctuations in sales volumes and realized prices primarily for gold and molybdenum. Refer to “Consolidated Results – Production and Delivery Costs” for further discussion of consolidated production costs for our mining operations.

Consolidated Operating Cash Flow
Our consolidated operating cash flows vary with sales volumes, prices realized from copper, gold and molybdenum sales, production costs, income taxes, other working capital changes and other factors. Based on current sales volume and cost estimates, a return to normal operating rates in Indonesia and assuming average prices of $2.50 per pound of copper, $1,250 per ounce of gold and $9.00 per pound of molybdenum for the remainder of 2017, consolidated operating cash flows are estimated to approximate $4.0 billion for the year 2017 (including $1.0 billion in working capital sources and changes in other tax payments). Projected consolidated operating cash flows for the year 2017 also reflect an estimated income tax provision of $1.2 billion (refer to “Consolidated Results – Income Taxes” for further discussion of our projected income tax rate for the year 2017). The impact of price changes during the remainder of 2017 on operating cash flows would approximate $275 million for each $0.10 per pound change in the average price of copper, $65 million for each $50 per ounce change in the average price of gold and $70 million for each $2 per pound change in the average price of molybdenum.

Consolidated Capital Expenditures
Consolidated capital expenditures are expected to approximate $1.6 billion for the year 2017, including $0.9 billion for major mining projects primarily associated with underground development activities at Grasberg. As a result of regulatory uncertainty, PT-FI slowed investments in its underground development projects during first-quarter 2017. If PT-FI is unable to reach an agreement with the Indonesian government on its long-term mining rights, we intend to significantly reduce or defer investments in underground development projects.

MARKETS

World prices for copper, gold and molybdenum can fluctuate significantly. During the period from January 2007 through March 2017, the London Metal Exchange (LME) spot copper price varied from a low of $1.26 per pound in 2008 to a record high of $4.60 per pound in 2011; the London Bullion Market Association (London) PM gold price fluctuated from a low of $608 per ounce in 2007 to a record high of $1,895 per ounce in 2011; and the Metals Week Molybdenum Dealer Oxide weekly average price ranged from a low of $4.46 per pound in 2015 to a high of $33.88 per pound in 2008. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in “Risk Factors” contained in Part I, Item 1A. of our annual report on Form 10-K for the year ended December 31, 2016.

This graph presents LME spot copper prices and the combined reported stocks of copper at the LME, Commodity Exchange Inc. (COMEX), a division of the New York Mercantile Exchange (NYMEX), and the Shanghai Futures Exchange from January 2007 through March 2017. Since mid-2014, copper prices have declined because of concerns about slowing growth rates in China, a stronger U.S. dollar and a broad-based decline in commodity prices, but began to improve starting in fourth-quarter 2016. During first-quarter 2017, LME spot copper prices ranged from a low of $2.49 per pound to a high of $2.79 per pound, averaged $2.65 per pound, and closed at $2.65 per pound on March 31, 2017. The LME spot copper price was $2.58 per pound on April 28, 2017.

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

This graph presents London PM gold prices from January 2007 through March 2017. An improving economic outlook, stronger U.S. dollar and positive equity performance contributed to lower demand for gold since 2014. During first-quarter 2017, London PM gold prices ranged from a low of $1,151 per ounce to a high of $1,258 per ounce, averaged $1,219 per ounce, and closed at $1,245 per ounce on March 31, 2017. The London PM gold price was $1,266 per ounce on April 28, 2017.

Metals Week Molybdenum Dealer Oxide Prices

Through March 31, 2017

$40
$35
$30
$25
$20
$15
$10
$5
$0
Dollars per pound
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017

This graph presents the Metals Week Molybdenum Dealer Oxide weekly average prices from January 2007 through March 2017. Molybdenum prices declined beginning in mid-2014 because of weaker demand from global steel and stainless steel producers but have rebounded slightly starting in mid-2016. During first-quarter 2017, the weekly average price of molybdenum ranged from a low of $7.03 per pound to a high of $8.86 per pound, averaged $7.84 per pound, and was $8.86 per pound on March 31, 2017. The Metals Week Molybdenum Dealer Oxide weekly average price was $8.64 per pound on April 28, 2017.

CONSOLIDATED RESULTS

	Three Months Ended March 31,
	2017		2016
SUMMARY FINANCIAL DATA	(in millions, except per share amounts)
Revenues[a,b]	$3,341		$3,242
Operating income (loss)[a,c,d]	$580	[e,f]	$(3,872)	[g]
Net income (loss) from continuing operations[h]	$268		$(4,097)
Net income (loss) from discontinued operations	$38	[i]	$(4)
Net income (loss) attributable to common stock	$228		$(4,184)
Diluted net income (loss) per share of common stock:
Continuing operations	$0.13		$(3.34)
Discontinued operations	0.03		(0.01)
	$0.16		$(3.35)
Diluted weighted-average common shares outstanding	1,454		1,251

Operating cash flows[j]	$792		$740
Capital expenditures	$344		$982
At March 31:
Cash and cash equivalents	$4,001		$231
Total debt, including current portion	$15,363		$20,675

a.As further detailed in Note 10, following is a summary of revenues and operating income (loss) by operating division (in millions):

	Three Months Ended March 31,
Revenues	2017	2016
North America copper mines	$1,095	$1,136
South America mining	868	671
Indonesia mining	534	556
Molybdenum mines	63	45
Rod & Refining	1,115	979
Atlantic Copper Smelting & Refining	458	423
Corporate, other & eliminations	(792)	(568)
Total revenues	$3,341	$3,242

Operating income (loss)
North America copper mines	$304	$202
South America mining	260	127
Indonesia mining	148	67
Molybdenum mines	(8)	(26)
Rod & Refining	3	7
Atlantic Copper Smelting & Refining	10	18
Corporate, other & eliminations	(137)	(4,267)
Total operating income (loss)	$580	$(3,872)

b.
Includes favorable adjustments to provisionally priced concentrate and cathode copper sales recognized in prior periods totaling $91 million ($39 million to net income attributable to common stock from continuing operations or $0.03 per share) in first-quarter 2017 and $9 million ($5 million to net loss attributable to common stock from continuing operations or less than $0.01 per share) in first-quarter 2016. Refer to “Revenues” for further discussion.

c.
Includes net charges at oil and gas operations totaling $1 million ($1 million to net income attributable to common stock or less than $0.01 per share) in first-quarter 2017 for contract termination costs, mostly offset by adjustments to drillship settlements, and $200 million ($200 million to net loss attributable to common stock or $0.16 per share) in first-quarter 2016, primarily for idle rig costs, inventory adjustments and asset impairments.

d.
Includes net charges to environmental obligations and related litigation reserves totaling $19 million ($19 million to net income attributable to common stock or $0.01 per share) in first-quarter 2017 and $1 million ($1 million to net loss attributable to common stock or less than $0.01 per share) in first-quarter 2016.

e.
Includes charges at mining operations totaling $40 million ($30 million to net income attributable to common stock or $0.02 per share) in first-quarter 2017 for costs charged directly to cost of sales as a result of the impact of regulatory restrictions on PT-FI’s concentrate exports and for asset impairments at Morenci.

f.
Includes net gains on sales of assets totaling $23 million ($23 million to net income attributable to common stock or $0.01 per share) in first-quarter 2017 reflecting gains related to the sale of our Madden property interests and for adjustments to the December 2016 Deepwater Gulf of Mexico (GOM) sale, partly offset by adjustments to the fair value of potential contingent consideration related to the December 2016 onshore California sale, which in accordance with accounting guidelines will continue to be adjusted through December 31, 2020.

g.
Includes charges to reduce the carrying value of oil and gas properties pursuant to full cost accounting rules totaling $3.8 billion ($3.8 billion to net loss attributable to common stock or $3.03 per share) in first-quarter 2016.

h.	We defer recognizing profits on intercompany sales until final sales to third parties occur. Refer to “Operations – Smelting & Refining” for a summary of net impacts from changes in these deferrals.

i.
Primarily reflects adjustments to the fair value of the potential contingent consideration related to the November 2016 sale of our interest in TFHL, which in accordance with accounting guidelines will continue to be adjusted through December 31, 2019. Refer to Note 2 for a summary of the components of net income (loss) from discontinued operations.

j.	Includes net working capital sources and changes in other tax payments of $178 million in first-quarter 2017 and $188 million in first-quarter 2016.

	Three Months Ended March 31,
	2017	2016
SUMMARY OPERATING DATA
Copper (millions of recoverable pounds)[a]
Production	851	987
Sales, excluding purchases	809	1,000
Average realized price per pound	$2.67	$2.18
Site production and delivery costs per pound[b]	$1.60	$1.49
Unit net cash costs per pound[b]	$1.39	$1.38
Gold (thousands of recoverable ounces)
Production	239	184
Sales, excluding purchases	182	201
Average realized price per ounce	$1,229	$1,227
Molybdenum (millions of recoverable pounds)
Production	23	20
Sales, excluding purchases	24	17
Average realized price per pound	$8.71	$7.61
Oil Equivalents
Sales volumes
Oil (millions of barrels (MMBbls))	0.5	8.3
Natural gas (billion cubic feet (Bcf))	6.0	19.6
Natural gas liquids (MMBbls)	0.1	0.6
Million barrels of oil equivalent (MMBOE)	1.6	12.1
Thousand BOE (MBOE) per day	17	133

a.
Excludes production and sales volumes from the Tenke mine, which was sold in November 2016 and is reported as a discontinued operation. Copper sales volumes from Tenke totaled 123 million pounds in first-quarter 2016.

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

Revenues
Consolidated revenues totaled $3.3 billion in first-quarter 2017, compared with $3.2 billion in first-quarter 2016. Revenues from our mining operations primarily include the sale of copper concentrate, copper cathode, copper rod, gold and molybdenum. Revenues from our oil and gas operations include the sale of oil, natural gas and natural gas liquids (NGLs). Following is a summary of changes in our consolidated revenues between periods (in millions):

Three Months Ended March 31

Revenues - 2016 period	$3,242
(Lower) higher sales volumes:
Copper	(418)
Gold	(23)
Molybdenum	53
Oil and gas	(262)
Higher average realized prices:
Copper	396
Gold	—
Molybdenum	26
Net adjustments for prior period provisionally priced copper sales	82
Lower treatment charges	33
Higher revenues from purchased copper	98
Higher Atlantic Copper revenues	35
Other, including intercompany eliminations	79
Revenues - 2017 period	$3,341

Sales Volumes. Consolidated copper sales decreased to 809 million pounds in first-quarter 2017, compared with 1.0 billion pounds in first-quarter 2016, primarily reflecting lower volumes from North America mostly related to lower ore grades and mining rates, and from Indonesia as a result of regulatory restrictions on PT-FI's concentrate exports.

Consolidated gold sales volumes totaled 182 thousand ounces in first-quarter 2017 and 201 thousand ounces in first-quarter 2016. Lower gold sales volumes in first-quarter 2017, compared with the 2016 period, primarily reflects lower volumes from Indonesia as a result of regulatory restrictions on PT-FI's concentrate exports.

Consolidated molybdenum sales volumes increased to 24 million pounds in first-quarter 2017, compared with 17 million pounds in first-quarter 2016, primarily reflecting higher demand.

Oil and gas sales volumes of 1.6 MMBOE in first-quarter 2017 were 87 percent lower than oil and gas sales volumes of 12.1 MMBOE in first-quarter 2016, primarily reflecting the sales of significant oil and gas properties in 2016.

Refer to “Operations” for further discussion of sales volumes at our mining operations.

Realized Prices. Our consolidated revenues can vary significantly as a result of fluctuations in the market prices of copper, gold and molybdenum. First-quarter 2017 average realized prices, compared with first-quarter 2016, were 22 percent higher for copper, less than 1 percent higher for gold and 14 percent higher for molybdenum. Refer to “Markets” for further discussion.

Provisionally Priced Copper Sales. Impacts of net adjustments for prior period provisionally priced sales primarily relate to copper sales. Substantially all of our copper concentrate and cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) based primarily on quoted LME monthly average spot copper prices. We receive market prices based on prices in the specified future period, which results in price fluctuations recorded through revenues until the date of settlement. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on our provisionally priced concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until final pricing on the date of settlement. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs. Favorable impacts of net adjustments to prior periods’ provisionally priced copper sales from continuing operations totaled $91 million in first-quarter 2017 and $9 million in first-quarter 2016.

At March 31, 2017, we had provisionally priced copper sales at our copper mining operations totaling 260 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average of $2.65 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the March 31, 2017, provisional price recorded would have an approximate $8 million effect on our 2017 net income attributable to common stock. The LME spot copper price was $2.58 per pound on April 28, 2017.

Treatment Charges. Revenues from our South America and Indonesia concentrate sales are recorded net of treatment charges. Lower treatment charges in first-quarter 2017, compared with first-quarter 2016, primarily reflect lower sales volumes from Indonesia as a result of the regulatory restrictions on PT-FI's concentrate exports.

Purchased Copper. We purchase copper cathode primarily for processing by our Rod & Refining operations. In addition to higher copper prices, we had higher purchased copper volumes of 58 million pounds in first-quarter 2017, compared with 27 million pounds in first-quarter 2016.

Atlantic Copper Revenues. Atlantic Copper revenues totaled $458 million in first-quarter 2017 and $423 million in first-quarter 2016. Revenues in first-quarter 2017, compared with first-quarter 2016, reflect higher copper prices.

Production and Delivery Costs
Lower consolidated production and delivery costs of $2.2 billion in first-quarter 2017, compared with $2.5 billion in first-quarter 2016, primarily reflect lower costs at oil and gas operations (including lower charges for drillship settlements/idle rig costs, which were a net credit of $20 million in first-quarter 2017 and a net charge of $165 million in first-quarter 2016) and lower costs at our North America and Indonesia mining operations.

Mining Unit Site Production and Delivery Costs. Site production and delivery costs for our copper mining operations primarily include labor, energy and commodity-based inputs, such as sulphuric acid, reagents, liners, tires and explosives. Consolidated unit site production and delivery costs (before net noncash and other costs) for our copper mines averaged $1.60 per pound of copper in first-quarter 2017, compared with $1.49 per pound in first quarter of 2016. Higher consolidated unit site production and delivery costs for first-quarter 2017, compared with the 2016 period, primarily reflect lower sales volumes. Refer to “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements.

Depreciation, Depletion and Amortization
Depreciation will vary under the unit-of-production (UOP) method as a result of changes in sales volumes and the related UOP rates at our individual mines. Consolidated DD&A totaled $389 million in first-quarter 2017 and $662 million in first quarter of 2016. Lower DD&A in first-quarter 2017, compared with the 2016 period, primarily reflects lower DD&A from oil and gas operations resulting from the sales of significant oil and gas properties in 2016.

Impairment of Oil and Gas Properties
Under full cost accounting rules, a “ceiling test” is conducted each quarter to review the carrying value of our oil and gas properties for impairment, which resulted in the recognition of impairment charges totaling $3.8 billion for first-quarter 2016.

Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses totaled $153 million in first-quarter 2017 and $138 million in first-quarter 2016. Selling, general and administrative expenses include net charges of $21 million for first-quarter 2017 for contract termination costs at our oil and gas operations.

Consolidated selling, general and administrative expenses were net of capitalized general and administrative expenses at our oil and gas operations totaling $28 million in first-quarter 2016.

Mining Exploration and Research Expenses
Consolidated exploration and research expenses for our mining operations totaled $15 million in first-quarter 2017 and $18 million in first-quarter 2016. Our mining exploration activities are generally associated with our existing mines and focus on opportunities to expand reserves and resources to support development of additional future production capacity. Exploration results continue to indicate opportunities for significant future potential reserve additions in North America and South America. Exploration spending is expected to approximate $70 million for the year 2017.

Environmental Obligations and Shutdown Costs
Environmental obligation costs reflect net revisions to our long-term environmental obligations, which vary from period to period because of changes to environmental laws and regulations, the settlement of environmental matters and/or circumstances affecting our operations that could result in significant changes in our estimates. Shutdown costs include care-and-maintenance costs and any litigation, remediation or related expenditures associated with closed facilities or operations. Net charges for environmental obligations and shutdown costs totaled $27 million in first-quarter 2017 and $10 million in first-quarter 2016.

Net Gain on Sales of Assets
Net gain on sales of assets associated with oil and gas transactions totaled $23 million in first-quarter 2017, including gains of $17 million related to the sale of Madden property interests and $16 million of adjustments related to the December 2016 Deepwater GOM sale, partly offset by adjustments of $10 million to the fair value of the potential $150 million in contingent consideration related to the December 2016 onshore California sale, which in accordance with accounting guidelines will continue to be adjusted through December 31, 2020.

Interest Expense, Net
Consolidated interest expense (excluding capitalized interest and interest expense allocated to discontinued operations) totaled $195 million in first-quarter 2017 and $218 million in first-quarter 2016.

Capitalized interest varies with the level of expenditures for our development projects and average interest rates on our borrowings and totaled $28 million in first-quarter 2017 and $27 million in first-quarter 2016.

Income Taxes
Following is a summary of the approximate amounts used in the calculation of our consolidated income tax provision from continuing operations for the first-quarters of 2017 and 2016 (in millions, except percentages):

	Three Months Ended March 31,
	2017				2016
	Income[a]	Effective Tax Rate		Income Tax Benefit (Provision)	Income (Loss)[a]	Effective Tax Rate	Income Tax Benefit (Provision)
U.S.	$10	70%		$(7)	$(454)	4%	$16
South America	260	39%		(101)	113	35%	(39)
Indonesia	152	44%		(67)	91	40%	(36)
Impairment of oil and gas properties	—	N/A		—	(3,787)	38%	1,435
Valuation allowance, net	—	N/A		—	—	N/A	(1,435)	[b]
Eliminations and other	16	N/A		(1)	10	N/A	(3)
Rate adjustment[c]	—	N/A		2	—	N/A	(15)
Consolidated FCX	$438	40%	[d]	$(174)	$(4,027)	(2)%	$(77)

a.	Represents income (loss) from continuing operations by geographic location before income taxes and equity in affiliated companies’ net earnings.

b.
As a result of the impairment to U.S. oil and gas properties, we recorded tax charges to establish valuation allowances against U.S. federal and state deferred tax assets that will not generate a future benefit.

c.	We adjust our interim provision for income taxes in accordance with applicable accounting rules.

d.
The consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which we operate. Accordingly, variations in the relative proportions of jurisdictional income result in fluctuations to our consolidated effective income tax rate. Assuming achievement of current sales volume and cost estimates and average prices of $2.50 per pound for copper, $1,250 per ounce for gold and $9 per pound for molybdenum for the remainder of 2017, we estimate our consolidated effective tax rate related to continuing operations for the year 2017 will approximate 45 percent and would decrease with higher prices.

Net Income (Loss) from Discontinued Operations
In November 2016, we completed the sale of our interest in TFHL, through which we had an effective 56 percent interest in the Tenke copper and cobalt concessions in the Democratic Republic of Congo (DRC). In accordance with accounting guidelines, the results of TFHL have been reported as discontinued operations for all periods presented. Net income (loss) from discontinued operations totaled $38 million in first-quarter 2017, which primarily reflected adjustments to the fair value of potential contingent consideration related to the sale, and $(4) million in first-quarter 2016. Refer to Note 2 for a summary of the components of income (loss) from discontinued operations.

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

Through exploration drilling, we have identified a significant resource at the Lone Star project located near the Safford operation in eastern Arizona. Initial production from Lone Star is being planned from the oxide ores beginning in 2021, which can be processed through existing infrastructure to replace oxide production from Safford. We continue to evaluate longer term opportunities available from the significant sulfide potential in the Lone Star/Safford minerals district.

Operating Data. Following is a summary of consolidated operating data for the North America copper mines for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Operating Data, Net of Joint Venture Interests
Copper
Production (millions of recoverable pounds)	392	487
Sales (millions of recoverable pounds)	375	503
Average realized price per pound	$2.68	$2.16

Molybdenum
Production (millions of recoverable pounds)[a]	9	8

100% Operating Data
SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	700,600	833,400
Average copper ore grade (percent)	0.28	0.31
Copper production (millions of recoverable pounds)	277	302

Mill operations
Ore milled (metric tons per day)	303,800	298,600
Average ore grade (percent):
Copper	0.41	0.50
Molybdenum	0.03	0.03
Copper recovery rate (percent)	86.4	84.7
Copper production (millions of recoverable pounds)	186	226

a.	Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at the North America copper mines.

North America’s consolidated copper sales volumes of 375 million pounds in first-quarter 2017 were lower than first-quarter 2016 sales of 503 million pounds, primarily reflecting lower ore grades and mining rates, timing of shipments, and the impact of the May 2016 sale of an additional 13 percent interest in Morenci.
North America copper sales are estimated to approximate 1.5 billion pounds for the year 2017, compared with 1.8 billion pounds in 2016.

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

Gross Profit per Pound of Copper and Molybdenum
The following table summarizes unit net cash costs and gross profit per pound at our North America copper mines for the first quarters of 2017 and 2016. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended March 31,
	2017				2016
	By- Product Method		Co-Product Method		By- Product Method	Co-Product Method
			Copper	Molyb- denum[a]		Copper	Molyb- denum[a]
Revenues, excluding adjustments	$2.68		$2.68	$7.00	$2.16	$2.16	$5.27

Site production and delivery, before net noncash and other costs shown below	1.52		1.43	5.19	1.40	1.35	4.29
By-product credits	(0.15)		—	—	(0.08)	—	—
Treatment charges	0.11		0.11	—	0.10	0.10	—
Unit net cash costs	1.48		1.54	5.19	1.42	1.45	4.29
DD&A	0.31		0.29	0.52	0.28	0.27	0.54
Noncash and other costs, net	0.09	[b]	0.09	0.07	0.05	0.05	(0.05)
Total unit costs	1.88		1.92	5.78	1.75	1.77	4.78
Revenue adjustments, primarily for pricing on prior period open sales	0.02		0.02	—	—	—	—
Gross profit per pound	$0.82		$0.78	$1.22	$0.41	$0.39	$0.49

Copper sales (millions of recoverable pounds)	374		374		502	502
Molybdenum sales (millions of recoverable pounds)[a]				9			8

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes $19 million ($0.05 per pound of copper) for other asset impairment charges at Morenci.

Our North America copper mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) for the North America copper mines of $1.48 per pound of copper in first-quarter 2017 were higher than unit net cash costs of $1.42 per pound in first-quarter 2016, primarily reflecting lower copper sales volumes, partly offset by higher molybdenum credits.

Because certain assets are depreciated on a straight-line basis, North America’s average unit depreciation rate may vary with asset additions and the level of copper production and sales.

Average unit net cash costs (net of by-product credits) for our North America copper mines are expected to approximate $1.53 per pound of copper for the year 2017, based on achievement of current sales volume and cost estimates and assuming an average molybdenum price of $9.00 per pound for the remainder of 2017. North America’s average unit net cash costs for the year 2017 would change by approximately $0.03 per pound for each $2 per pound change in the average price of molybdenum for the remainder of 2017.

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

Operating and Development Activities. The Cerro Verde expansion project commenced operations in September 2015 and achieved capacity operating rates during first-quarter 2016. Cerro Verde’s expanded operations benefit from its large-scale, long-lived reserves and cost efficiencies. The project expanded the concentrator facilities from 120,000 metric tons of ore per day to 360,000 metric tons of ore per day.

In the second half of 2015, we adjusted operations at our El Abra mine to reduce mining and stacking rates by approximately 50 percent to achieve lower operating and labor costs, defer capital expenditures and extend the life of the existing operations. El Abra continues to operate at reduced rates.

We continue to evaluate a potential large-scale milling operation at El Abra to process additional sulfide material and to achieve higher recoveries. Exploration results in recent years at El Abra indicate a significant sulfide resource, which could potentially support a major mill project. Future investments will depend on technical studies, economic factors and market conditions.

Operating Data. Following is a summary of consolidated operating data for our South America mining operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Copper
Production (millions of recoverable pounds)	304	335
Sales (millions of recoverable pounds)	309	323
Average realized price per pound	$2.66	$2.19

Molybdenum
Production (millions of recoverable pounds)[a]	6	5

SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	125,900	140,700
Average copper ore grade (percent)	0.42	0.41
Copper production (millions of recoverable pounds)	66	90

Mill operations
Ore milled (metric tons per day)	338,900	339,400
Average ore grade (percent):
Copper	0.44	0.43
Molybdenum	0.02	0.02
Copper recovery rate (percent)	84.5	86.2
Copper production (millions of recoverable pounds)	238	245

a.	Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at Cerro Verde.

South America’s consolidated copper sales volumes of 309 million pounds in first-quarter 2017 were lower than first-quarter 2016 sales of 323 million pounds. During first-quarter 2017, Cerro Verde's operations were unfavorably impacted by unusually heavy rainfall and a 21-day labor strike. These issues resulted in lower than planned mining rates and a reduction of approximately 80 million pounds of copper in Cerro Verde's estimated 2017 sales volumes.

Copper sales from South America mines are expected to approximate 1.2 billion pounds of copper for the year 2017, compared with 1.3 billion pounds of copper in 2016.

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

Gross Profit per Pound of Copper
The following table summarizes unit net cash costs and gross profit per pound of copper at the South America mining operations for the first quarters of 2017 and 2016. Unit net cash costs per pound of copper are reflected under the by-product and co-product methods as the South America mining operations also had sales of molybdenum and silver. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended March 31,
	2017		2016
	By-Product Method	Co-Product Method	By-Product Method	Co-Product Method
Revenues, excluding adjustments	$2.66	$2.66	$2.19	$2.19

Site production and delivery, before net noncash and other costs shown below	1.48	1.38	1.23	1.19
By-product credits	(0.18)	—	(0.07)	—
Treatment charges	0.22	0.22	0.23	0.23
Royalty on metals	0.01	0.01	0.01	0.01
Unit net cash costs	1.53	1.61	1.40	1.43
DD&A	0.43	0.40	0.40	0.39
Noncash and other costs, net	0.01	0.01	0.02	0.02
Total unit costs	1.97	2.02	1.82	1.84
Revenue adjustments, primarily for pricing on prior period open sales	0.16	0.16	0.03	0.03
Gross profit per pound	$0.85	$0.80	$0.40	$0.38

Copper sales (millions of recoverable pounds)	309	309	323	323

Our South America mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) of $1.53 per pound of copper in first-quarter 2017 were higher than unit net cash costs of $1.40 per pound in first-quarter 2016, primarily reflecting higher milling and mining costs at Cerro Verde and lower volumes, partly offset by higher by-product credits.

Revenues from Cerro Verde’s concentrate sales are recorded net of treatment charges. Accordingly, treatment charges will vary with Cerro Verde’s sales volumes and the price of copper.

Because certain assets are depreciated on a straight-line basis, South America’s unit depreciation rate may vary with asset additions and the level of copper production and sales.

Revenue adjustments primarily result from changes in prices on provisionally priced copper sales recognized in prior periods. Refer to “Consolidated Results – Revenues” for further discussion of adjustments to prior period provisionally priced copper sales.

Average unit net cash costs (net of by-product credits) for our South America mining operations are expected to approximate $1.63 per pound of copper for the year 2017, based on current sales volume and cost estimates and assuming an average price of $9.00 per pound of molybdenum for the remainder of 2017.

Indonesia Mining
Indonesia mining includes PT-FI’s Grasberg minerals district, one of the world’s largest copper and gold deposits, in Papua, Indonesia. We own 90.64 percent of PT-FI, including 9.36 percent owned through our wholly owned subsidiary, PT Indocopper Investama.

PT-FI proportionately consolidates an unincorporated joint venture with Rio Tinto plc (Rio Tinto), under which Rio Tinto has a 40 percent interest in certain assets and a 40 percent interest through 2022 in production exceeding specified annual amounts of copper, gold and silver. Refer to Note 3 in our annual report on Form 10-K for the year ended December 31, 2016, for discussion of our joint venture with Rio Tinto.

PT-FI produces copper concentrate that contains significant quantities of gold and silver. Substantially all of PT-FI’s copper concentrate is sold under long-term contracts, and during first-quarter 2017, approximately half of PT-FI’s concentrate production was sold to PT Smelting, its 25-percent-owned smelter and refinery in Gresik, Indonesia.

Regulatory Matters. In January and February 2017, the Indonesian government issued new regulations to address exports of unrefined metals, including copper concentrate and anode slimes, and other matters related to the mining sector. The new regulations permit the continuation of copper concentrate exports for a five-year period through January 2022, subject to various conditions, including conversion from a contract of work to a special operating license (known as an IUPK, which does not provide the same level of protections of a contract of work), commitment to completion of smelter construction in five years and payment of export duties to be determined by the Ministry of Finance. In addition, the new regulations enable application for extension of operating rights five years before expiration of the IUPK and require foreign IUPK holders to divest 51 percent to Indonesian interests no later than the tenth year of production. Export licenses would be valid for one-year periods, subject to review every six months, depending on smelter construction progress.

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

In mid-February 2017, pursuant to the COW’s dispute resolution process, PT-FI provided formal notice to the Indonesian government of an impending dispute listing the government's breaches and violations of the COW.

In late March 2017, the Indonesian government amended the regulations to enable PT-FI to retain its COW until replaced with an IUPK accompanied by an investment stability agreement, and to grant PT-FI a temporary IUPK through October 10, 2017, to enable concentrate exports during this period. In April 2017, PT-FI entered into a Memorandum of Understanding with the Indonesian government confirming that the COW would continue to be valid and honored until replaced by a mutually agreed IUPK and investment stability agreement. PT-FI will continue to pay a 5.0 percent export duty during this period.

On April 21, 2017, the Indonesian government issued a permit to PT-FI to enable exports to resume for a six-month period, and PT-FI began loading export shipments. PT-FI plans to ramp up its production to full rates during second-quarter 2017.

As a result of the first-quarter 2017 regulatory restrictions and uncertainties regarding long-term investment stability, PT-FI has taken actions to adjust its cost structure, reduce its workforce and slow investments in its underground development projects and new smelter.

PT-FI and the Indonesian government have commenced negotiations on the conversion of PT-FI’s COW to an IUPK accompanied by an investment stability agreement with the objective of providing a mutually acceptable long-term investment framework. In addition to negotiating a stability agreement, the parties are also discussing requirements for the construction of a new smelter and the government’s request for divestment.

We cannot predict whether PT-FI will be successful in reaching a satisfactory agreement on the terms of its long-term mining rights. Refer to “Risk Factors” contained in Part I, Item 1A. of our annual report on Form 10-K for the year ended December 31, 2016, for further discussion of risks associated with our operations in Indonesia.

Operating and Development Activities. PT-FI is currently mining the final phase of the Grasberg open pit, which contains high copper and gold ore grades. PT-FI expects to mine high-grade ore over the next several quarters prior to transitioning to the Grasberg Block Cave underground mine in late 2018.

PT-FI has several projects in the Grasberg minerals district related to the development of its large-scale, long-lived, high-grade underground ore bodies. In aggregate, these underground ore bodies are expected to produce large-scale quantities of copper and gold following the transition from the Grasberg open pit. As a result of regulatory uncertainty, PT-FI has slowed investments in its underground development projects during first-quarter 2017. Assuming an agreement is reached to support PT-FI’s long-term investment plans, estimated annual capital spending on these projects would average $1.0 billion per year ($0.8 billion per year net to PT-FI) over the next five years. Considering the long-term nature and size of these projects, actual costs could vary from these estimates. In response to market conditions and Indonesian regulatory uncertainty, the timing of these expenditures continues to be reviewed. If PT-FI is unable to reach agreement with the Indonesian government on its long-term mining rights, we intend to significantly reduce or defer investments in underground development projects.

The following provides additional information on the continued development of the Common Infrastructure project, the Grasberg Block Cave underground mine and the Deep Mill Level Zone (DMLZ) ore body that lies below the Deep Ore Zone (DOZ) underground mine. Our current plans and mineral reserves in Indonesia assume that PT-FI’s long-term mining rights will be extended through 2041, as stated in the COW.

Common Infrastructure and Grasberg Block Cave Mine. In 2004, PT-FI commenced its Common Infrastructure project to provide access to its large undeveloped underground ore bodies located in the Grasberg minerals district through a tunnel system located approximately 400 meters deeper than its existing underground tunnel system. In addition to providing access to our underground ore bodies, the tunnel system will enable PT-FI to conduct future exploration in prospective areas associated with currently identified ore bodies. The tunnel system was completed to the Big Gossan terminal, and the Big Gossan mine was brought into production in 2010. The Big Gossan underground mine is currently in care-and-maintenance. Development of the DMLZ and Grasberg Block Cave underground mines is advancing using the Common Infrastructure project tunnels as access.

The Grasberg Block Cave underground mine accounts for approximately half of our recoverable proven and probable reserves in Indonesia. Production from the Grasberg Block Cave mine is expected to commence in late 2018, following the end of mining of the Grasberg open pit. Targeted production rates once the Grasberg Block Cave mining operation reaches full capacity are expected to approximate 160,000 metric tons of ore per day. PT-FI is reviewing its operating plans to determine the optimum mine plan for the Grasberg Block Cave.

Aggregate mine development capital for the Grasberg Block Cave mine and associated Common Infrastructure is expected to approximate $6.3 billion (incurred between 2008 and 2022), with PT-FI’s share totaling approximately $5.8 billion. Aggregate project costs totaling $3.0 billion have been incurred through March 31, 2017, including $149 million during first-quarter 2017. As a result of regulatory uncertainty, PT-FI has slowed investments in its underground development projects during first-quarter 2017. If PT-FI is unable to reach agreement with the Indonesian government on its long-term mining rights, we intend to significantly reduce or defer investments in underground development projects.

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

Drilling efforts continue to determine the extent of the ore body. Aggregate mine development capital costs for the DMLZ underground mine are expected to approximate $3.2 billion (incurred between 2009 and 2021), with PT-FI’s share totaling approximately $1.9 billion. Aggregate project costs totaling $1.9 billion have been incurred through March 31, 2017, including $85 million during first-quarter 2017. As a result of regulatory uncertainty, PT-FI has slowed investments in its underground development projects during first-quarter 2017. If PT-FI is unable to reach agreement with the Indonesian government on its long-term mining rights, we intend to significantly reduce or defer investments in underground development projects.

Operating Data. Following is a summary of consolidated operating data for our Indonesia mining operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Operating Data, Net of Joint Venture Interest
Copper
Production (millions of recoverable pounds)	155	165
Sales (millions of recoverable pounds)	125	174
Average realized price per pound	$2.63	$2.20

Gold
Production (thousands of recoverable ounces)	232	178
Sales (thousands of recoverable ounces)	177	195
Average realized price per ounce	$1,229	$1,228

100% Operating Data
Ore milled (metric tons per day):[a]
Grasberg open pit	53,600	105,800
DOZ underground mine[b]	26,100	44,200
DMLZ underground mine	3,200	4,100
Grasberg Block Cave	2,600	2,300
Big Gossan underground mine	1,700	200
Total	87,200	156,600
Average ore grades:
Copper (percent)	1.15	0.69
Gold (grams per metric ton)	1.17	0.53
Recovery rates (percent):
Copper	92.2	89.3
Gold	84.8	80.6
Production:
Copper (millions of recoverable pounds)	172	183
Gold (thousands of recoverable ounces)	241	190

a.	Amounts represent the approximate average daily throughput processed at PT-FI’s mill facilities from each producing mine and from development activities that result in metal production.

b.	Ore milled from the DOZ underground mine is expected to ramp up to 60,000 metric tons of ore per day in 2017.

Indonesia mining’s consolidated sales volumes of 125 million pounds of copper and 177 thousand ounces of gold in first-quarter 2017 were lower than first-quarter 2016 sales of 174 million pounds of copper and 195 thousand ounces of gold, primarily reflecting the impact of regulatory restrictions on PT-FI's concentrate exports beginning on January 12, 2017, and a six-week temporary shutdown at PT Smelting, which began on January 19, 2017.

On April 21, 2017, the Indonesian government issued a permit to PT-FI to enable exports to resume through October 10, 2017, and PT-FI began loading export shipments. PT-FI plans to ramp up its production to full rates during second-quarter 2017. Assuming normal operating rates for the remainder of the year, consolidated sales volumes from Indonesia mining operations are expected to approximate 1.1 billion pounds of copper and 1.9 million ounces of gold for the year 2017, compared with 1.1 billion pounds of copper and 1.1 million ounces of gold for the year 2016. At the Grasberg mine, the sequencing of mining areas with varying ore grades causes fluctuations in quarterly and annual production of copper and gold.

Since mid-April 2017, PT-FI has experienced a high level of worker absenteeism, which has unfavorably impacted mining and milling rates. Union leaders have notified PT-FI of a potential strike during the month of May. PT-FI is working with union leaders, with the support of Indonesian government officials, to encourage a safe and efficient return to normal operations for the benefit of all stakeholders.

Indonesia mining’s projected sales volumes are dependent on a number of factors, including operational performance, workforce productivity, the timing of shipments and its ability to export copper concentrate.

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

Gross Profit per Pound of Copper and per Ounce of Gold
The following table summarizes the unit net cash costs and gross profit per pound of copper and per ounce of gold at our Indonesia mining operations for the first quarters of 2017 and 2016. Refer to “Product Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended March 31,
	2017				2016
	By-Product Method		Co-Product Method		By-Product Method	Co-Product Method
			Copper	Gold		Copper	Gold
Revenues, excluding adjustments	$2.63		$2.63	$1,229	$2.20	$2.20	$1,228

Site production and delivery, before net noncash and other costs shown below	2.15		1.28	596	2.24	1.36	760
Gold and silver credits	(1.88)		—	—	(1.52)	—	—
Treatment charges	0.28		0.17	77	0.31	0.19	106
Export duties	0.11		0.07	31	0.08	0.05	26
Royalty on metals	0.16		0.09	45	0.13	0.07	49
Unit net cash costs	0.82		1.61	749	1.24	1.67	941
DD&A	0.66		0.39	184	0.47	0.28	158
Noncash and other costs, net	0.26	[a]	0.15	72	0.06	0.04	23
Total unit costs	1.74		2.15	1,005	1.77	1.99	1,122
Revenue adjustments, primarily for pricing on prior period open sales	0.33		0.33	51	(0.01)	(0.01)	87
PT Smelting intercompany profit	0.21		0.13	59	0.05	0.03	16
Gross profit per pound/ounce	$1.43		$0.94	$334	$0.47	$0.23	$209

Copper sales (millions of recoverable pounds)	125		125		174	174
Gold sales (thousands of recoverable ounces)				177			195

a.	Includes $21 million ($0.17 per pound of copper) of costs charged directly to cost of sales as a result of the impact of regulatory restrictions on PT-FI’s concentrate exports.

A significant portion of PT-FI’s costs are fixed and unit costs vary depending on production volumes and other factors. Indonesia’s unit net cash costs (including gold and silver credits) of $0.82 per pound of copper in first-quarter 2017 were lower than unit net cash costs of $1.24 per pound in first-quarter 2016, primarily reflecting higher gold and silver credits and lower production costs.

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold.

As further discussed above in “Regulatory Matters,” PT-FI is continuing to pay a 5.0 percent export duty. Export duties totaled $14 million in first-quarter 2017 and $13 million in first-quarter 2016.

Because certain assets are depreciated on a straight-line basis, PT-FI’s unit depreciation rate varies with the level of copper production and sales.

Revenue adjustments primarily result from changes in prices on provisionally priced copper sales recognized in prior periods. Refer to “Consolidated Results – Revenues” for further discussion of adjustments to prior period provisionally priced copper sales.

PT Smelting intercompany profit represents the change in the deferral of 25 percent of PT-FI’s profit on sales to PT Smelting. Refer to “Operations – Smelting & Refining” for further discussion.

Assuming an average gold price of $1,250 per ounce for the remainder of 2017 and achievement of current sales volume and cost estimates, unit net cash credits (net of gold and silver credits) for Indonesia mining are expected to approximate $0.10 per pound of copper for the year 2017. Indonesia mining’s unit net cash credits for the year 2017 would change by approximately $0.07 per pound for each $50 per ounce change in the average price of gold for the remainder of 2017. Because of the fixed nature of a large portion of Indonesia’s costs, unit costs vary from quarter to quarter depending on copper and gold volumes.

Molybdenum Mines
We have two wholly owned molybdenum mines in North America – the Henderson underground mine and the Climax open-pit mine, both in Colorado. The Henderson and Climax mines produce high-purity, chemical-grade molybdenum concentrate, which is typically further processed into value-added molybdenum chemical products. The majority of the molybdenum concentrate produced at the Henderson and Climax mines, as well as from our North America and South America copper mines, is processed at our own conversion facilities.

Operating and Development Activities. In response to market conditions, the Henderson molybdenum mine continues to operate at reduced rates. Production from the Molybdenum mines totaled 8 million pounds of molybdenum in first-quarter 2017 and 7 million pounds in first-quarter 2016. Refer to “Consolidated Results” for our consolidated molybdenum operating data, which includes sales of molybdenum produced at our Molybdenum mines, and from our North America and South America copper mines, and refer to “Outlook” for projected consolidated molybdenum sales volumes.

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

Average unit net cash costs for our Molybdenum mines of $7.10 per pound of molybdenum in first-quarter 2017 were lower than $7.43 per pound in first-quarter 2016, primarily reflecting higher volumes. Assuming achievement of current sales volume and cost estimates, we estimate unit net cash costs for the Molybdenum mines are expected to average $7.85 per pound of molybdenum for the year 2017. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

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

Atlantic Copper smelts and refines copper concentrate and markets refined copper and precious metals in slimes. During first-quarter 2017, Atlantic Copper’s concentrate purchases from our copper mining operations included 21 percent from South America mining and less than 1 percent from our North America copper mines, with the remainder purchased from third parties.

In March 2017, PT Smelting’s anode slimes export license was renewed through March 1, 2018. PT-FI’s contract with PT Smelting provides for PT-FI to supply 100 percent of the copper concentrate requirements (subject to a minimum or maximum rate) necessary for PT Smelting to produce 205,000 metric tons of copper annually on a priority basis. PT-FI may also sell copper concentrate to PT Smelting at market rates for quantities in excess of

205,000 metric tons of copper annually. During first-quarter 2017, PT-FI supplied approximately 80 percent of PT Smelting’s concentrate requirements. An extension of the minimum and maximum treatment charge rates was finalized in April 2017, and is pending approval by the Indonesian government.

We defer recognizing profits on sales from our mining operations to Atlantic Copper and on 25 percent of PT-FI’s sales to PT Smelting until final sales to third parties occur. Changes in these deferrals attributable to variability in intercompany volumes resulted in net additions to net income attributable to common stock of $27 million for first-quarter 2017 and $2 million for first-quarter 2016. Our net deferred profits on our inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income attributable to common stock from continuing operations totaled $16 million at March 31, 2017. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices will result in variability in our net deferred profits and quarterly earnings. In second-quarter 2017, we expect increased sales volumes to Atlantic Copper and PT Smelting, resulting in the deferral of approximately $50 million of profit on intercompany sales until final sales to third parties occur.

CAPITAL RESOURCES AND LIQUIDITY

Our consolidated operating cash flows vary with sales volumes, prices realized from copper, gold and molybdenum sales, production costs, income taxes, other working capital changes and other factors. During 2016, we took actions to restore our balance sheet strength through a combination of asset sale transactions, cash flow from operations and capital market transactions. We believe that we have a high-quality portfolio of long-lived copper assets positioned to generate long-term value. In addition to debt reduction plans, we are pursuing opportunities to enhance our mines’ net present values, and we continue to advance studies for future development of our copper resources, the timing of which will be dependent on market conditions.

Cash
Following is a summary of the U.S. and international components of consolidated cash and cash equivalents available to the parent company at March 31, 2017, net of noncontrolling interests’ share, taxes and other costs (in billions):

Cash at domestic companies	$3.4
Cash at international operations	0.6
Total consolidated cash and cash equivalents	4.0
Noncontrolling interests’ share	(0.2)
Cash, net of noncontrolling interests’ share	3.8
Withholding taxes and other	(0.1)
Net cash available	$3.7

Cash held at our international operations is generally used to support our foreign operations’ capital expenditures, operating expenses, working capital and other tax payments, or other cash needs. Management believes that sufficient liquidity is available in the U.S. from cash balances and availability from our revolving credit facility and uncommitted lines of credit. We have not elected to permanently reinvest earnings from our foreign subsidiaries, and we have recorded deferred tax liabilities for foreign earnings that are available to be repatriated to the U.S. From time to time, our foreign subsidiaries distribute earnings to the U.S. through dividends that are subject to applicable withholding taxes and noncontrolling interests’ share.

Debt
Following is a summary of our total debt and the related weighted-average interest rates at March 31, 2017 (in billions, except percentages):

		Weighted-
		Average
		Interest Rate
Senior Notes	$13.9	4.4%
Cerro Verde Credit Facility	1.3	2.9%
Other FCX debt	0.2	2.9%
Total debt	$15.4	4.3%

At March 31, 2017, we had no borrowings, $39 million in letters of credit issued and availability of $3.5 billion under our revolving credit facility.

Operating Activities
We generated consolidated operating cash flows of $792 million (including $178 million in working capital sources and changes in other tax payments) in first-quarter 2017 and $740 million (including $188 million for working capital sources and changes in other tax payments) in first-quarter 2016.

Subject to future commodity prices for copper, gold and molybdenum, we expect estimated consolidated operating cash flows for the year 2017, plus available cash and availability under our credit facility and uncommitted lines of credit, to be sufficient to fund our budgeted capital expenditures, scheduled debt maturities, noncontrolling interest distributions and other cash requirements for the year. Refer to “Outlook” for further discussion of projected operating cash flows for the year 2017, and to “Risk Factors,” contained in Part I, Item 1A. of our annual report on Form 10-K for the year ended December 31, 2016, for discussion of regulatory matters in Indonesia, which could have a significant impact on future results.

Investing Activities
Capital Expenditures. Capital expenditures, including capitalized interest, totaled $344 million in first-quarter 2017, including $210 million for major mining projects. Capital expenditures, including capitalized interest, totaled $1.0 billion in first-quarter 2016, consisting of $459 million for mining operations (including $350 million for major projects) and $523 million for oil and gas operations.

Lower capital expenditures in first-quarter 2017, compared with first-quarter 2016, primarily reflect a decrease in oil and gas activities as a result of the disposal of significant oil and gas assets in 2016 and a decrease in major mining projects associated with the completion of the Cerro Verde expansion. Refer to “Outlook” for further discussion of projected capital expenditures for the year 2017.

Financing Activities
Debt Transactions. Net repayments of debt in first-quarter 2017 totaled $658 million primarily for the repayment of our 2.15% Senior Notes and payments on the Cerro Verde credit facility.

During first-quarter 2016, net proceeds from debt totaled $354 million primarily reflecting borrowings under our revolving credit facility.

Dividends. The Board suspended our annual common stock dividend in December 2015. The declaration of dividends is at the discretion of our Board and will depend upon our financial results, cash requirements, future prospects and other factors deemed relevant by our Board. Common stock dividends of $1 million in first-quarter 2017 and $4 million in first-quarter 2016 related to accumulated dividends paid for vested stock-based compensation.

Cash dividends paid to noncontrolling interests totaled $15 million in first-quarter 2017 and $18 million in first-quarter 2016. These payments will vary based on the operating results and cash requirements of our consolidated subsidiaries.

CONTRACTUAL OBLIGATIONS

There have been no material changes in our contractual obligations since December 31, 2016. Refer to Part II, Items 7. and 7A. in our annual report on Form 10-K for the year ended December 31, 2016, for information regarding our contractual obligations.

CONTINGENCIES

Environmental and Asset Retirement Obligations
Our current and historical operating activities are subject to stringent laws and regulations governing the protection of the environment. We perform a comprehensive annual review of our environmental and asset retirement obligations and also review changes in facts and circumstances associated with these obligations at least quarterly. There have been no material changes to our environmental and asset retirement obligations since December 31, 2016. Updated cost assumptions, including increases and decreases to cost estimates, changes in the anticipated scope and timing of remediation activities, and settlement of environmental matters may result in additional revisions to certain of our environmental obligations. Refer to Note 12 in our annual report on Form 10-K for the year ended December 31, 2016, for further information regarding our environmental and asset retirement obligations.

Litigation and Other Contingencies
Other than as discussed in Note 9, there have been no material changes to our contingencies associated with legal proceedings and other matters since December 31, 2016. Refer to Note 12 and “Legal Proceedings” contained in Part I, Item 3. of our annual report on Form 10-K for the year ended December 31, 2016, for further information regarding legal proceedings and other matters.

NEW ACCOUNTING STANDARDS

Refer to Note 12 for a summary of recently adopted accounting standards.

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

We present gross profit per pound of copper in the following tables using both a “by-product” method and a “co-product” method. We use the by-product method in our presentation of gross profit per pound of copper because (i) the majority of our revenues are copper revenues, (ii) we mine ore, which contains copper, gold, molybdenum and other metals, (iii) it is not possible to specifically assign all of our costs to revenues from the copper, gold, molybdenum and other metals we produce and (iv) it is the method used by our management and our Board to monitor our mining operations and to compare mining operations in certain industry publications. In the co-product method presentations below, shared costs are allocated to the different products based on their relative revenue values, which will vary to the extent our metals sales volumes and realized prices change.

We show revenue adjustments for prior period open sales as a separate line item. Because these adjustments do not result from current period sales, these amounts have been reflected separately from revenues on current period sales. Noncash and other costs, which are removed from site production and delivery costs in the calculation of unit net cash costs, consist of items such as stock-based compensation costs, start-up costs, inventory adjustments, long-lived asset impairments, restructuring and/or unusual charges. As discussed above, gold, molybdenum and other metal revenues at copper mines are reflected as credits against site production and delivery costs in the by-product method. The following schedules are presentations under both the by-product and co-product methods together with reconciliations to amounts reported in our consolidated financial statements.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2017
(In millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,005		$1,005	$59	$20	$1,084
Site production and delivery, before net noncash
and other costs shown below	568		536	44	10	590
By-product credits	(57)		—	—	—	—
Treatment charges	42		41	—	1	42
Net cash costs	553		577	44	11	632
DD&A	116		110	4	2	116
Noncash and other costs, net	34	[c]	33	1	—	34
Total costs	703		720	49	13	782
Revenue adjustments, primarily for pricing
on prior period open sales	5		5	—	—	5
Gross profit	$307		$290	$10	$7	$307

Copper sales (millions of recoverable pounds)	374		374
Molybdenum sales (millions of recoverable pounds)[a]				9

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$2.68		$2.68	$7.00
Site production and delivery, before net noncash
and other costs shown below	1.52		1.43	5.19
By-product credits	(0.15)		—	—
Treatment charges	0.11		0.11	—
Unit net cash costs	1.48		1.54	5.19
DD&A	0.31		0.29	0.52
Noncash and other costs, net	0.09	[c]	0.09	0.07
Total unit costs	1.88		1.92	5.78
Revenue adjustments, primarily for pricing
on prior period open sales	0.02		0.02	—
Gross profit per pound	$0.82		$0.78	$1.22

Reconciliation to Amounts Reported
(In millions)
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$1,084		$590	$116
Treatment charges	—		42	—
Noncash and other costs, net	—		34	—
Revenue adjustments, primarily for pricing
on prior period open sales	5		—	—
Eliminations and other	6		7	—
North America copper mines	1,095		673	116
Other mining[d]	3,038		2,344	244
Corporate, other & eliminations	(792)		(817)	29
As reported in FCX’s consolidated financial statements	$3,341		$2,200	$389

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.	Includes $19 million ($0.05 per pound of copper) for other asset impairment charges at Morenci.

d.
Represents the combined total for our other mining operations, including South America mining, Indonesia mining, Molybdenum mines, Rod & Refining and Atlantic Copper Smelting & Refining, as presented in Note 10.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2016
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,086	$1,086	$41	$20	$1,147
Site production and delivery, before net noncash
and other costs shown below	702	678	33	10	721
By-product credits	(42)	—	—	—	—
Treatment charges	54	52	—	2	54
Net cash costs	714	730	33	12	775
DD&A	143	137	4	2	143
Noncash and other costs, net	26	26	—	—	26
Total costs	883	893	37	14	944
Revenue adjustments, primarily for pricing
on prior period open sales	2	2	—	—	2
Gross profit	$205	$195	$4	$6	$205

Copper sales (millions of recoverable pounds)	502	502
Molybdenum sales (millions of recoverable pounds)[a]			8

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$2.16	$2.16	$5.27
Site production and delivery, before net noncash
and other costs shown below	1.40	1.35	4.29
By-product credits	(0.08)	—	—
Treatment charges	0.10	0.10	—
Unit net cash costs	1.42	1.45	4.29
DD&A	0.28	0.27	0.54
Noncash and other costs, net	0.05	0.05	(0.05)
Total unit costs	1.75	1.77	4.78
Revenue adjustments, primarily for pricing
on prior period open sales	—	—	—
Gross profit per pound	$0.41	$0.39	$0.49

Reconciliation to Amounts Reported
(In millions)		Production
	Revenues	and Delivery	DD&A
Totals presented above	$1,147	$721	$143
Treatment charges	—	54	—
Noncash and other costs, net	—	26	—
Revenue adjustments, primarily for pricing
on prior period open sales	2	—	—
Eliminations and other	(13)	(13)	1
North America copper mines	1,136	788	144
Other mining[c]	2,674	2,219	242
Corporate, other & eliminations	(568)	(508)	276
As reported in FCX’s consolidated financial statements	$3,242	$2,499	$662

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.
Represents the combined total for FCX's other mining operations, including South America mining, Indonesia mining, Molybdenum mines, Rod & Refining and Atlantic Copper Smelting & Refining, as presented in Note 10.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2017
(In millions)		By-Product	Co-Product Method
		Method	Copper	Other[a]	Total
Revenues, excluding adjustments		$821	$821	$68	$889
Site production and delivery, before net noncash
and other costs shown below		457	426	43	469
By-product credits		(56)	—	—	—
Treatment charges		68	68	—	68
Royalty on metals		2	2	—	2
Net cash costs		471	496	43	539
DD&A		133	123	10	133
Noncash and other costs, net		5	5	—	5
Total costs		609	624	53	677
Revenue adjustments, primarily for pricing
on prior period open sales		49	49	—	49
Gross profit		$261	$246	$15	$261

Copper sales (millions of recoverable pounds)		309	309

Gross profit per pound of copper:

Revenues, excluding adjustments		$2.66	$2.66
Site production and delivery, before net noncash
and other costs shown below		1.48	1.38
By-product credits		(0.18)	—
Treatment charges		0.22	0.22
Royalty on metals		0.01	0.01
Unit net cash costs		1.53	1.61
DD&A		0.43	0.40
Noncash and other costs, net		0.01	0.01
Total unit costs		1.97	2.02
Revenue adjustments, primarily for pricing
on prior period open sales		0.16	0.16
Gross profit per pound		$0.85	$0.80

Reconciliation to Amounts Reported
(In millions)			Production
		Revenues	and Delivery	DD&A
Totals presented above		$889	$469	$133
Treatment charges		(68)	—	—
Royalty on metals		(2)	—	—
Noncash and other costs, net		—	5	—
Revenue adjustments, primarily for pricing
on prior period open sales		49	—	—
Eliminations and other		—	(1)	—
South America mining		868	473	133
Other mining[b]	—	3,265	2,544	227
Corporate, other & eliminations	—	(792)	(817)	29
As reported in FCX’s consolidated financial statements		$3,341	$2,200	$389

a.
Includes silver sales of 964 thousand ounces ($16.06 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.
Represents the combined total for FCX's other mining operations, including North America copper mines, Indonesia mining, Molybdenum mines, Rod & Refining and Atlantic Copper Smelting & Refining, as presented in Note 10.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2016
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other[a]	Total
Revenues, excluding adjustments	$709	$709	$29	$738
Site production and delivery, before net noncash
and other costs shown below	398	385	20	405
By-product credits	(22)	—	—	—
Treatment charges	75	75	—	75
Royalty on metals	1	1	—	1
Net cash costs	452	461	20	481
DD&A	131	126	5	131
Noncash and other costs, net	7	7	—	7
Total costs	590	594	25	619
Revenue adjustments, primarily for pricing
on prior period open sales	9	9	—	9
Gross profit	$128	$124	$4	$128

Copper sales (millions of recoverable pounds)	323	323

Gross profit per pound of copper:

Revenues, excluding adjustments	$2.19	$2.19
Site production and delivery, before net noncash
and other costs shown below	1.23	1.19
By-product credits	(0.07)	—
Treatment charges	0.23	0.23
Royalty on metals	0.01	0.01
Unit net cash costs	1.40	1.43
DD&A	0.40	0.39
Noncash and other costs, net	0.02	0.02
Total unit costs	1.82	1.84
Revenue adjustments, primarily for pricing
on prior period open sales	0.03	0.03
Gross profit per pound	$0.40	$0.38

Reconciliation to Amounts Reported
(In millions)		Production
	Revenues	and Delivery	DD&A
Totals presented above	$738	$405	$131
Treatment charges	(75)	—	—
Royalty on metals	(1)	—	—
Noncash and other costs, net	—	7	—
Revenue adjustments, primarily for pricing
on prior period open sales	9	—	—
Eliminations and other	—	(2)	1
South America mining	671	410	132
Other mining[b]	3,139	2,597	254
Corporate, other & eliminations	(568)	(508)	276
As reported in FCX’s consolidated financial statements	$3,242	$2,499	$662

a.
Includes silver sales of 899 thousand ounces ($14.54 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.
Represents the combined total for FCX's other mining operations, including North America copper mines, Indonesia mining, Molybdenum mines, Rod & Refining and Atlantic Copper Smelting & Refining, as presented in Note 10.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2017
(In millions)	By-Product		Co-Product Method
	Method		Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$327		$327	$218	$7	$552
Site production and delivery, before net noncash
and other costs shown below	268		159	106	3	268
Gold and silver credits	(234)		—	—	—	—
Treatment charges	35		21	14	—	35
Export duties	14		8	6	—	14
Royalty on metals	19		11	8	—	19
Net cash costs	102		199	134	3	336
DD&A	83		49	33	1	83
Noncash and other costs, net	32	[b]	19	13	—	32
Total costs	217		267	180	4	451
Revenue adjustments, primarily for pricing on
prior period open sales	41		41	9	—	50
PT Smelting intercompany profit	27		16	11	—	27
Gross profit	$178		$117	$58	$3	$178

Copper sales (millions of recoverable pounds)	125		125
Gold sales (thousands of recoverable ounces)				177

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$2.63		$2.63	$1,229
Site production and delivery, before net noncash
and other costs shown below	2.15		1.28	596
Gold and silver credits	(1.88)		—	—
Treatment charges	0.28		0.17	77
Export duties	0.11		0.07	31
Royalty on metals	0.16		0.09	45
Unit net cash costs	0.82		1.61	749
DD&A	0.66		0.39	184
Noncash and other costs, net	0.26	[b]	0.15	72
Total unit costs	1.74		2.15	1,005
Revenue adjustments, primarily for pricing on
prior period open sales	0.33		0.33	51
PT Smelting intercompany profit	0.21		0.13	59
Gross profit per pound/ounce	$1.43		$0.94	$334

Reconciliation to Amounts Reported
(In millions)			Production
	Revenues		and Delivery	DD&A
Totals presented above	$552		$268	$83
Treatment charges	(35)		—	—
Export duties	(14)		—	—
Royalty on metals	(19)		—	—
Noncash and other costs, net	—		32	—
Revenue adjustments, primarily for pricing on
prior period open sales	50		—	—
PT Smelting intercompany profit	—		(27)	—
Indonesia mining	534		273	83
Other mining[c]	3,599		2,744	277
Corporate, other & eliminations	(792)		(817)	29
As reported in FCX’s consolidated financial statements	$3,341		$2,200	$389

a.Includes silver sales of 404 thousand ounces ($17.37 per ounce average realized price).

b.	Includes $21 million ($0.17 per pound of copper) of costs charged directly to cost of sales as a result of the impact of regulatory restrictions on PT-FI’s concentrate exports.

c.
Represents the combined total for FCX's other mining operations, including North America copper mines, South America mining, Molybdenum mines, Rod & Refining and Atlantic Copper Smelting & Refining, as presented in Note 10.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2016
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$384	$384	$239	$8	$631
Site production and delivery, before net noncash
and other costs shown below	390	238	148	4	390
Gold and silver credits	(264)	—	—	—	—
Treatment charges	55	33	21	1	55
Export duties	13	8	5	—	13
Royalty on metals	23	13	9	1	23
Net cash costs	217	292	183	6	481
DD&A	81	49	31	1	81
Noncash and other costs, net	12	7	5	—	12
Total costs	310	348	219	7	574
Revenue adjustments, primarily for pricing on
prior period open sales	(1)	(1)	17	—	16
PT Smelting intercompany profit	8	5	3	—	8
Gross profit	$81	$40	$40	$1	$81

Copper sales (millions of recoverable pounds)	174	174
Gold sales (thousands of recoverable ounces)			195

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$2.20	$2.20	$1,228
Site production and delivery, before net noncash
and other costs shown below	2.24	1.36	760
Gold and silver credits	(1.52)	—	—
Treatment charges	0.31	0.19	106
Export duties	0.08	0.05	26
Royalty on metals	0.13	0.07	49
Unit net cash costs	1.24	1.67	941
DD&A	0.47	0.28	158
Noncash and other costs, net	0.06	0.04	23
Total unit costs	1.77	1.99	1,122
Revenue adjustments, primarily for pricing on
prior period open sales	(0.01)	(0.01)	87
PT Smelting intercompany profit	0.05	0.03	16
Gross profit per pound/ounce	$0.47	$0.23	$209

Reconciliation to Amounts Reported
(In millions)		Production
	Revenues	and Delivery	DD&A
Totals presented above	$631	$390	$81
Treatment charges	(55)	—	—
Export duties	(13)	—	—
Royalty on metals	(23)	—	—
Noncash and other costs, net	—	12	—
Revenue adjustments, primarily for pricing on
prior period open sales	16	—	—
PT Smelting intercompany profit	—	(8)	—
Indonesia mining	556	394	81
Other mining[b]	3,254	2,613	305
Corporate, other & eliminations	(568)	(508)	276
As reported in FCX’s consolidated financial statements	$3,242	$2,499	$662

a.	Includes silver sales of 510 thousand ounces ($15.00 per ounce average realized price).

b.
Represents the combined total for FCX's other mining operations, including North America copper mines, South America mining, Molybdenum mines, Rod & Refining and Atlantic Copper Smelting & Refining, as presented in Note 10.

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

			Three Months Ended March 31,
(In millions)			2017	2016

Revenues, excluding adjustments[a]			$70	$51
Site production and delivery, before net noncash and other costs shown below			51	48
Treatment charges and other			7	6
Net cash costs			58	54
DD&A			19	19
Noncash and other costs, net			1	4
Total costs			78	77
Gross loss			$(8)	$(26)

Molybdenum sales (millions of recoverable pounds)[a]			8	7

Gross loss per pound of molybdenum:

Revenues, excluding adjustments[a]			$8.57	$7.11
Site production and delivery, before net noncash and other costs shown below			6.25	6.57
Treatment charges and other			0.85	0.86
Unit net cash costs			7.10	7.43
DD&A			2.37	2.61
Noncash and other costs, net			0.15	0.58
Total unit costs			9.62	10.62
Gross loss per pound			$(1.05)	$(3.51)

Reconciliation to Amounts Reported
(In millions)

		Production
Three Months Ended March 31, 2017	Revenues	and Delivery	DD&A
Totals presented above	$70	$51	$19
Treatment charges and other	(7)	—	—
Noncash and other costs, net	—	1	—
Molybdenum mines	63	52	19
Other mining[b]	4,070	2,965	341
Corporate, other & eliminations	(792)	(817)	29
As reported in FCX’s consolidated financial statements	$3,341	$2,200	$389

Three Months Ended March 31, 2016
Totals presented above	$51	$48	$19
Treatment charges and other	(6)	—	—
Noncash and other costs, net	—	4	—
Molybdenum mines	45	52	19
Other mining[b]	3,765	2,955	367
Corporate, other & eliminations	(568)	(508)	276
As reported in FCX’s consolidated financial statements	$3,242	$2,499	$662

a.
Reflects sales of the Molybdenum mines’ production to our molybdenum sales company at market-based pricing. On a consolidated basis, realizations are based on the actual contract terms for sales to third parties; as a result, our consolidated average realized price per pound of molybdenum will differ from the amounts reported in this table.

b.
Represents the combined total for FCX's other mining operations, including North America copper mines, South America mining, Indonesia mining, Rod & Refining and Atlantic Copper Smelting & Refining, as presented in Note 10. Also includes amounts associated with our molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America and South America copper mines.

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

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include supply of and demand for, and prices of, copper, gold and molybdenum; mine sequencing; production rates; potential effects of cost and capital expenditure reductions, and production curtailments on financial results and cash flow; potential inventory adjustments; potential impairment of long-lived mining assets; the outcome of negotiations with the Indonesian government regarding PT-FI’s COW; the potential effects of violence in Indonesia generally and in the province of Papua; industry risks; regulatory changes; political risks; labor relations; weather- and climate-related risks; environmental risks; litigation results (including the final disposition of the recent unfavorable Indonesian Tax Court ruling relating to surface water taxes); and other factors described in more detail in Part I, Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2016, filed with the SEC. With respect to our operations in Indonesia, such factors include whether PT-FI will be able to resolve complex regulatory matters in Indonesia.

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

There have been no material changes in our market risks during the three-month period ended March 31, 2017. For additional information on market risks, refer to “Disclosures About Market Risks” included in Part II, Items 7. and 7A. of our annual report on Form 10-K for the year ended December 31, 2016. For projected sensitivities of our operating cash flow to changes in commodity prices, refer to “Outlook” in Part I, Item 2. of this quarterly report on Form 10-Q for the period ended March 31, 2017; for projected sensitivities of our provisionally priced copper sales and derivative instruments to changes in commodity prices refer to “Consolidated Results – Revenues” in Part I, Item 2. of this quarterly report on Form 10-Q for the period ended March 31, 2017.

Item 4.	Controls and Procedures.

(a)
Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective as of March 31, 2017.

(b)
Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management does not believe, based on currently available information, that the outcome of any proceeding reported in Note 9 of this quarterly report on Form 10-Q for the period ended March 31, 2017, and in Part I, Item 3. “Legal Proceedings” and Note 12 of our annual report on Form 10-K for the year ended December 31, 2016, will have a material adverse effect on our financial condition; although individual outcomes could be material to our operating results for a particular period, depending on the nature and magnitude of the outcome and the operating results for the period.

Item 1A. Risk Factors.

The risk factor “Mine closure and reclamation regulations impose substantial costs on our operations and include requirements that we provide financial assurance supporting those obligations. We also have plugging and abandonment obligations related to our remaining oil and gas properties, and are required to provide bonds or other forms of financial assurance in connection with those operations. Changes in or the failure to comply with these requirements could have a material adverse effect on us” which was included in our annual report on Form 10-K for the year ended December 31, 2016, is updated to add the following:

The United States (U.S.) Environmental Protection Agency extended the comment period for the proposed regulations under Section 108(b) of CERCLA to July 11, 2017. Since filing our annual report on Form 10-K in February 2017, we have evaluated the potential impact of these proposed rules. Based on this evaluation, we believe that, if adopted without material modification, the rules would impose financial responsibility obligations on U.S. hard rock mining operations that are unnecessary, duplicative of existing state and other federal requirements, and unreasonable. Our initial calculations also suggest that the financial responsibility amounts would be difficult, if not impossible, for us and others to meet with corporate resources, and would be extremely expensive, if not impossible, to finance with third-party financial instruments such as letters of credit, bonds or insurance. We and others in the industry will participate in the public comment process and oppose the adoption of these rules in anything like their proposed form, as adoption in that form would severely harm the international competitiveness of the U.S. hard rock mining industry and would materially and adversely affect our cash flows, results of operations and financial condition.

Except as described above, there have been no material changes to our risk factors during the three-month period ending March 31, 2017. For additional information on risk factors, refer to Part I, Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended March 31, 2017.

There were no shares of common stock purchased by us during the three months ended March 31, 2017. On July 21, 2008, our Board of Directors approved an increase in our open-market share purchase program for up to 30 million shares. There have been no purchases under this program since 2008. This program does not have an expiration date. At March 31, 2017, there were 23.4 million shares that could still be purchased under the program.

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

Date:  May 5, 2017

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
4.20
Form of Indenture dated as of September 22, 1997, between Phelps Dodge Corporation and The Chase Manhattan Bank, as Trustee (relating to the 7.125% Senior Notes due 2027, the 9.50% Senior Notes due 2031, and the 6.125% Senior Notes due 2034).
			S-3	333-36415	9/25/1997
4.21
Form of 7.125% Debenture due November 1, 2027 of Phelps Dodge Corporation issued on November 5, 1997, pursuant to the Indenture dated as of September 22, 1997, between Phelps Dodge Corporation and The Chase Manhattan Bank, as Trustee (relating to the 7.125% Senior Notes due 2027).
			8-K	01-00082	11/3/1997
4.22
Form of 9.5% Note due June 1, 2031 of Phelps Dodge Corporation issued on May 30, 2001, pursuant to the Indenture dated as of September 22, 1997, between Phelps Dodge Corporation and First Union National Bank, as successor Trustee (relating to the 9.50% Senior Notes due 2031).
			8-K	01-00082	5/30/2001
4.23
Form of 6.125% Note due March 15, 2034 of Phelps Dodge Corporation issued on March 4, 2004, pursuant to the Indenture dated as of September 22, 1997, between Phelps Dodge Corporation and First Union National Bank, as successor Trustee (relating to the 6.125% Senior Notes due 2034).
			10-K	01-00082	3/7/2005
4.24
Supplemental Indenture dated as of April 4, 2007 to the Indenture dated as of September 22, 1997, among Phelps Dodge Corporation, as Issuer, Freeport-McMoRan Copper & Gold Inc., as Parent Guarantor, and U.S. Bank National Association, as Trustee (relating to the 7.125% Senior Notes due 2027, the 9.50% Senior Notes due 2031, and the 6.125% Senior Notes due 2034).

			10-K	001-11307-01	2/26/2016
4.25
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
			8-K	001-11307-01	12/13/2016
10.1	FCX Executive Services Program		10-K	001-11307-01	02/24/2017
10.2	Form of Notice of Grant of Restricted Stock Units (for grants made to non-management directors).		10-K	001-11307-01	02/24/2017
15.1	Letter from Ernst & Young LLP regarding unaudited interim financial statements.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.	X
95.1	Mine Safety and Health Administration Safety Data.	X
99.1	Memorandum of Understanding between the Minister of Energy and Mineral Resources on behalf of the Government of the Republic of Indonesia with PT Freeport Indonesia dated March 31, 2017.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X
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