Form 10-Q
period 2017-09-30
FREEPORT-MCMORAN INC
filed 2017-11-07
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
☐ Yes ☑ No

On October 31, 2017, there were issued and outstanding 1,447,590,668 shares of the registrant’s common stock, par value $0.10 per share.

FREEPORT-McMoRan INC.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

FREEPORT-McMoRan INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2017	December 31, 2016
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$4,957	$4,245
Trade accounts receivable	1,024	1,126
Income and other tax receivables	522	879
Inventories:
Materials and supplies, net	1,276	1,306
Mill and leach stockpiles	1,393	1,338
Product	1,188	998
Other current assets	241	199
Assets held for sale	549	344
Total current assets	11,150	10,435
Property, plant, equipment and mine development costs, net	22,914	23,219
Oil and gas properties, subject to amortization, less accumulated amortization and impairments	20	74
Long-term mill and leach stockpiles	1,453	1,633
Other assets	1,790	1,956
Total assets	$37,327	$37,317

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,098	$2,393
Current portion of debt	2,215	1,232
Accrued income taxes	464	66
Current portion of environmental and asset retirement obligations	419	369
Liabilities held for sale	321	205
Total current liabilities	5,517	4,265
Long-term debt, less current portion	12,567	14,795
Deferred income taxes	3,771	3,768
Environmental and asset retirement obligations, less current portion	3,498	3,487
Other liabilities	1,744	1,745
Total liabilities	27,097	28,060

Equity:
Stockholders’ equity:
Common stock	158	157
Capital in excess of par value	26,743	26,690
Accumulated deficit	(15,763)	(16,540)
Accumulated other comprehensive loss	(443)	(548)
Common stock held in treasury	(3,722)	(3,708)
Total stockholders’ equity	6,973	6,051
Noncontrolling interests	3,257	3,206
Total equity	10,230	9,257
Total liabilities and equity	$37,327	$37,317

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In millions, except per share amounts)
Revenues	$4,310	$3,877	$11,362	$10,453
Cost of sales:
Production and delivery	2,802	2,529	7,497	7,984
Depreciation, depletion and amortization	418	643	1,257	1,937
Impairment of oil and gas properties	—	239	—	4,317
Total cost of sales	3,220	3,411	8,754	14,238
Selling, general and administrative expenses	106	110	366	408
Mining exploration and research expenses	27	13	61	46
Environmental obligations and shutdown costs (credits)	73	(3)	81	18
Net gain on sales of assets	(33)	(13)	(66)	(762)
Total costs and expenses	3,393	3,518	9,196	13,948
Operating income (loss)	917	359	2,166	(3,495)
Interest expense, net	(304)	(187)	(633)	(574)
Net gain on exchanges and early extinguishment of debt	11	15	8	51
Other income (expense), net	2	(10)	36	54
Income (loss) from continuing operations before income taxes and equity in affiliated companies’ net earnings	626	177	1,577	(3,964)
(Provision for) benefit from income taxes	(387)	114	(747)	(79)
Equity in affiliated companies’ net earnings	3	1	6	9
Net income (loss) from continuing operations	242	292	836	(4,034)
Net income (loss) from discontinued operations	3	(6)	50	(191)
Net income (loss)	245	286	886	(4,225)
Net loss (income) attributable to noncontrolling interests:
Continuing operations	35	(37)	(106)	(146)
Discontinued operations	—	(22)	(4)	(44)
Preferred dividends attributable to redeemable noncontrolling interest	—	(10)	—	(31)
Net income (loss) attributable to common stockholders	$280	$217	$776	$(4,446)

Basic and diluted net income (loss) per share attributable to common stockholders:
Continuing operations	$0.19	$0.18	$0.50	$(3.27)
Discontinued operations	—	(0.02)	0.03	(0.18)
	$0.19	$0.16	$0.53	$(3.45)

Weighted-average common shares outstanding:
Basic	1,448	1,346	1,447	1,289

Diluted	1,454	1,351	1,453	1,289

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In millions)
Net income (loss)	$245	$286	$886	$(4,225)

Other comprehensive income, net of taxes:
Unrealized gains on securities	—	2	2	3
Defined benefit plans:
Actuarial gains arising during the period, net of taxes of $48 million for the nine months ended September 30, 2017	—	—	69	—
Amortization or curtailment of unrecognized amounts included in net periodic benefit costs	12	11	42	34
Foreign exchange gains (losses)	1	(1)	—	(11)
Other comprehensive income	13	12	113	26

Total comprehensive income (loss)	258	298	999	(4,199)
Total comprehensive loss (income) attributable to noncontrolling interests	35	(59)	(118)	(189)
Preferred dividends attributable to redeemable noncontrolling interest	—	(10)	—	(31)
Total comprehensive income (loss) attributable to common stockholders	$293	$229	$881	$(4,419)

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
	(In millions)
Cash flow from operating activities:
Net income (loss)	$886	$(4,225)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	1,257	2,017
Net charges for Cerro Verde royalty dispute	359	—
Payments for Cerro Verde royalty dispute	(32)	(20)
Impairment of oil and gas properties	—	4,317
Oil and gas non-cash drillship settlements/idle rig costs and other adjustments	(33)	705
Net gain on sales of assets	(66)	(762)
Net charges for environmental and asset retirement obligations, including accretion	196	149
Payments for environmental and asset retirement obligations	(85)	(190)
Net charges for defined pension and postretirement plans	95	78
Pension plan contributions	(152)	(44)
Net gain on exchanges and early extinguishment of debt	(8)	(51)
Deferred income taxes	77	(22)
(Gain) loss on disposal of discontinued operations	(41)	182
Decrease (increase) in long-term mill and leach stockpiles	181	(84)
Oil and gas contract settlement payments	(70)	—
Other, net	59	61
Changes in working capital and other tax payments, excluding amounts from dispositions:
Accounts receivable	420	257
Inventories	(314)	251
Other current assets	(17)	(120)
Accounts payable and accrued liabilities	(93)	(80)
Accrued income taxes and changes in other tax payments	399	175
Net cash provided by operating activities	3,018	2,594

Cash flow from investing activities:
Capital expenditures:
North America copper mines	(106)	(87)
South America	(65)	(332)
Indonesia	(663)	(706)
Molybdenum mines	(4)	(2)
Other, including oil and gas operations	(182)	(1,182)
Net proceeds from the sale of additional interest in Morenci	—	996
Net proceeds from sales of other assets	68	410
Other, net	(22)	9
Net cash used in investing activities	(974)	(894)

Cash flow from financing activities:
Proceeds from debt	795	3,463
Repayments of debt	(1,991)	(4,539)
Net proceeds from sale of common stock	—	442
Cash dividends paid:
Common stock	(2)	(5)
Noncontrolling interests	(67)	(87)
Stock-based awards net payments	(10)	(5)
Debt financing costs and other, net	(12)	(17)
Net cash used in financing activities	(1,287)	(748)

Net increase in cash and cash equivalents	757	952
Increase in cash and cash equivalents in assets held for sale	(45)	(43)
Cash and cash equivalents at beginning of year	4,245	177
Cash and cash equivalents at end of period	$4,957	$1,086
The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at December 31, 2016	1,574	$157	$26,690	$(16,540)	$(548)	129	$(3,708)	$6,051	$3,206	$9,257
Exercised and issued stock-based awards	4	1	4	—	—	—	—	5	—	5
Stock-based compensation	—	—	49	—	—	—	—	49	—	49
Tender of shares for stock-based awards	—	—	—	—	—	1	(14)	(14)	—	(14)
Dividends	—	—	—	1	—	—	—	1	(67)	(66)
Net income attributable to common stockholders	—	—	—	776	—	—	—	776	—	776
Net income attributable to noncontrolling interests, including discontinued operations	—	—	—	—	—	—	—	—	110	110
Other comprehensive income	—	—	—	—	105	—	—	105	8	113
Balance at September 30, 2017	1,578	$158	$26,743	$(15,763)	$(443)	130	$(3,722)	$6,973	$3,257	$10,230

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. GENERAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles (GAAP) in the United States (U.S.). Therefore, this information should be read in conjunction with Freeport-McMoRan Inc.’s (FCX) consolidated financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2016. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. With the exception of the accounting for discontinued operations, assets held for sale, the remeasurement of a pension plan and charges related to a continuing royalty dispute with respect to historical periods at FCX’s mine in Peru, all such adjustments are, in the opinion of management, of a normal recurring nature. As a result of FCX’s sale of its interest in TF Holdings Limited (TFHL), FCX has reported TFHL as discontinued operations for all periods presented in the unaudited consolidated financial statements (refer to Note 2). Operating results for the nine-month period ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Indonesia Mining. As a result of the first-quarter 2017 regulatory restrictions and uncertainties regarding long-term investment stability, PT Freeport Indonesia (PT-FI) took actions to adjust its cost structure, reduce its workforce and slow investments in its underground development projects and new smelter. These actions included workforce reductions through furlough and voluntary retirement programs. Following the furlough and voluntary retirement programs, a significant number of employees and contractors elected to participate in an illegal strike action beginning in May 2017, and were subsequently deemed to have voluntarily resigned under existing laws and regulations. As a result, PT-FI recorded charges to operating income for employee severance and related costs totaling $9 million for third-quarter 2017 and $113 million for the first nine months of 2017.

Additionally, because of the significant reduction in workforce, PT-FI was required to remeasure its pension assets and pension benefit obligation as of June 30, 2017. The discount rate and rate of compensation increase used for the June 30, 2017, remeasurement were 7.50 percent and 4.00 percent, respectively, compared to the December 31, 2016, discount rate of 8.25 percent and the rate of compensation increase of 8.00 percent. The expected long-term rate of return on the plan assets was unchanged (7.75 percent). The remeasurement and curtailment resulted in the projected benefit obligation declining by $145 million and plan assets declining by $21 million. In addition, PT-FI recognized a curtailment loss of $4 million in second-quarter 2017 and for the first nine months of 2017. As of September 30, 2017, the funded status of PT-FI’s pension plan was a net asset of $36 million (included in other assets in the consolidated balance sheet), compared with a net liability of $90 million (included in other liabilities in the consolidated balance sheet) as of December 31, 2016.

Oil and Gas Properties. During 2016, FCX Oil & Gas LLC (FM O&G, a wholly owned subsidiary of FCX) determined the carrying values of certain of its unevaluated properties were impaired. During the first nine months of 2016, FM O&G transferred $3.2 billion of costs (including $3.1 billion in first-quarter 2016) associated with unevaluated properties to the full cost pool, mostly reflecting impairment of the carrying values of unevaluated properties. The transfer of unevaluated properties to the full cost pool, along with the impact of the reduction in twelve-month historical prices and reserve revisions in 2016 caused net capitalized costs to exceed the related ceiling test limitation under full cost accounting rules. As a result, FM O&G recognized impairment charges of $239 million in third-quarter 2016 and $4.3 billion for the first nine months of 2016. Refer to Note 1 of FCX’s annual report on Form 10-K for the year ended December 31, 2016, for further discussion.

NOTE 2. DISPOSITIONS

TF Holdings Limited - Discontinued Operations. FCX had a 70 percent interest in TFHL, which owns 80 percent of Tenke Fungurume Mining S.A. (TFM or Tenke) located in the Democratic Republic of Congo (DRC). On November 16, 2016, FCX completed the sale of its interest in TFHL to China Molybdenum Co., Ltd. (CMOC) for $2.65 billion in cash (before closing adjustments) and contingent consideration of up to $120 million in cash, consisting of $60 million if the average copper price exceeds $3.50 per pound and $60 million if the average cobalt price exceeds $20 per pound, both during calendar years 2018 and 2019. The contingent consideration is considered a derivative, and at September 30, 2017, the related fair value of $58 million was recorded in other assets on the consolidated balance sheets. During the first nine months of 2017, the fair value of the contingent consideration derivative increased by $45 million ($3 million in third-quarter 2017), primarily resulting from higher cobalt prices, and was recorded in net income (loss) from discontinued operations.

In accordance with accounting guidance, FCX has reported the results of operations of TFHL as discontinued operations in the consolidated statements of operations. The consolidated statements of cash flows are reported on a combined basis without separately presenting discontinued operations.

Net income (loss) from discontinued operations in the consolidated statements of operations consists of the following (in millions):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2017		2016		2017		2016
Revenues	$—		$261	[a]	$13	[a]	$819	[a]
Costs and expenses:
Production and delivery costs	—		248		—		730
Depreciation, depletion and amortization	—		—		—		80
Interest expense allocated from parent	—		12	[b]	—		33	[b]
Other costs and expenses, net	—		4		—		10
Income (loss) before income taxes and net gain (loss) on disposal	—		(3)		13		(34)
Net gain (loss) on disposal	3	[c]	(5)	[d]	41	[c]	(182)	[d]
Net income (loss) before income taxes	3		(8)		54		(216)
Benefit from (provision for) income taxes	—		2		(4)		25
Net income (loss) from discontinued operations	$3		$(6)		$50		$(191)

a.
In accordance with accounting guidance, amounts are net of (eliminations) recognition of intercompany sales totaling $(53) million in third-quarter 2016, $13 million for the first nine months of 2017 and $(125) million for the first nine months of 2016.

b.	In accordance with accounting guidance, interest associated with FCX’s term loan that was required to be repaid as a result of the sale of TFHL has been allocated to discontinued operations.

c.	Includes a gain of $3 million in third-quarter 2017 and $45 million for the first nine months of 2017 associated with the change in the fair value of contingent consideration.

d.	In accordance with accounting guidance, an estimated loss on disposal was recorded and adjusted through closing of the transaction in November 2016.

Cash flows from discontinued operations included in the consolidated statements of cash flows for the nine months ended September 30, 2016, follow (in millions):

Net cash provided by operating activities	$213
Net cash used in investing activities	(71)
Net cash used in financing activities	(103)
Increase in cash and cash equivalents in assets held for sale	$39

Oil and Gas Operations. On July 31, 2017, FM O&G sold certain property interests in the Gulf of Mexico Shelf for cash consideration of $62 million, before closing adjustments, with an effective date of April 1, 2017. On March 17, 2017, FM O&G sold property interests in the Madden area in central Wyoming for cash consideration of $17.5 million, before closing adjustments. Under the full cost accounting rules, the sales resulted in the recognition of gains of $33 million in third-quarter 2017 and $49 million for the first nine months of 2017 because the reserves associated with these properties were significant to the full cost pool.

On June 17, 2016, FM O&G sold certain oil and gas royalty interests for cash consideration of $102 million, before closing adjustments. In addition, on July 25, 2016, FM O&G sold its Haynesville shale assets for cash consideration of $87 million, before closing adjustments. Under the full cost accounting rules, the proceeds from these transactions were recorded as a reduction to capitalized oil and gas properties, with no gain or loss recognition for the first nine months of 2016 because the reserves were not significant to the full cost pool.

Morenci. On May 31, 2016, FCX sold a 13 percent undivided interest in its Morenci unincorporated joint venture to SMM Morenci, Inc. for $1.0 billion in cash. FCX recorded a $576 million gain for the first nine months of 2016 and used losses to offset cash taxes on the transaction. A portion of the proceeds from the transaction was used to repay borrowings under FCX's unsecured bank term loan and revolving credit facility. As a result of the transaction, the unincorporated joint venture is owned 72 percent by FCX, 15 percent by Sumitomo Metal Mining Arizona, Inc. and 13 percent by SMM Morenci, Inc.

Timok. On May 2, 2016, Freeport Minerals Corporation (FMC), a wholly owned subsidiary of FCX, sold an interest in the Timok exploration project in Serbia to Global Reservoir Minerals Inc. (now known as Nevsun Resources, Ltd.) for consideration of $135 million in cash and contingent consideration of up to $107 million payable to FCX in stages upon achievement of defined development milestones. As a result of this transaction, FCX recorded a gain of $133 million for the first nine months of 2016, and no amounts were recorded for contingent consideration under the loss recovery approach.

Assets Held for Sale. Freeport Cobalt includes the large-scale cobalt refinery in Kokkola, Finland, and the related sales and marketing business, in which FCX owns an effective 56 percent interest. Kisanfu is a copper and cobalt exploration project, located near Tenke, in which FCX holds a 100 percent interest. As a result of the sale of TFHL, FCX expects to sell its interest in Freeport Cobalt and Kisanfu, and the assets and liabilities of Freeport Cobalt and Kisanfu are classified as held for sale in the consolidated balance sheets. During the first nine months of 2017, a favorable adjustment of $13 million was recorded in net gain on sales of assets in the consolidated statements of operations associated with the estimated fair value less costs to sell for the Kisanfu exploration project. The adjustment was limited to the reduction in the carrying value when the Kisanfu exploration project was initially classified as held for sale in November 2016.

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

Reconciliations of net income (loss) and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted net income (loss) per share follow (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income (loss) from continuing operations	$242	$292	$836	$(4,034)
Net loss (income) from continuing operations attributable to noncontrolling interests	35	(37)	(106)	(146)
Preferred dividends on redeemable noncontrolling interest	—	(10)	—	(31)
Undistributed earnings allocated to participating securities	(3)	(3)	(3)	(3)
Net income (loss) from continuing operations attributable to common stockholders	$274	$242	$727	$(4,214)

Net income (loss) from discontinued operations	$3	$(6)	$50	$(191)
Net income from discontinued operations attributable to noncontrolling interests	—	(22)	(4)	(44)
Net income (loss) from discontinued operations attributable to common stockholders	$3	$(28)	$46	$(235)

Net income (loss) attributable to common stockholders	$277	$214	$773	$(4,449)

Basic weighted-average shares of common stock outstanding	1,448	1,346	1,447	1,289
Add shares issuable upon exercise or vesting of dilutive stock options and restricted stock units	6	5	6	—	[a]
Diluted weighted-average shares of common stock outstanding	1,454	1,351	1,453	1,289

Basic and diluted net income (loss) per share attributable to common stockholders:
Continuing operations	$0.19	$0.18	$0.50	$(3.27)
Discontinued operations	—	(0.02)	0.03	(0.18)
	$0.19	$0.16	$0.53	$(3.45)

a.
Excludes 12 million shares of common stock for the first nine months of 2016 associated with outstanding stock options with exercise prices less than the average market price of FCX’s common stock and restricted stock units that were anti-dilutive.

Outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of diluted net income (loss) per share of common stock. Stock options for 38 million shares of common stock were excluded for third-quarter 2017, 46 million for third-quarter 2016, 42 million for the first nine months of 2017 and 46 million for the first nine months of 2016.

NOTE 4. INVENTORIES, INCLUDING LONG-TERM MILL AND LEACH STOCKPILES

The components of inventories follow (in millions):

	September 30, 2017	December 31, 2016
Current inventories:
Total materials and supplies, net[a]	$1,276	$1,306

Mill stockpiles	$336	$259
Leach stockpiles	1,057	1,079
Total current mill and leach stockpiles	$1,393	$1,338

Raw materials (primarily concentrate)	$285	$255
Work-in-process	154	114
Finished goods	749	629
Total product inventories	$1,188	$998

Long-term inventories:
Mill stockpiles	$346	$487
Leach stockpiles	1,107	1,146
Total long-term mill and leach stockpiles[b]	$1,453	$1,633

a.	Materials and supplies inventory was net of obsolescence reserves totaling $31 million at September 30, 2017, and $29 million at December 31, 2016.

b.	Estimated metals in stockpiles not expected to be recovered within the next 12 months.

NOTE 5. INCOME TAXES

Variations in the relative proportions of jurisdictional income result in fluctuations to FCX’s consolidated effective income tax rate. FCX’s consolidated effective income tax rate was 47 percent for the first nine months of 2017 and (2) percent for first nine months of 2016. Geographic sources of FCX’s (provision for) benefit from income taxes follow (in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017		2016	2017		2016
U.S. operations[a]	$2		$331	$24		$293
International operations	(389)	[b]	(217)	(771)	[b]	(372)
Total	$(387)		$114	$(747)		$(79)

a.
Includes net tax (charges) credits of $(10) million for third-quarter 2017 and $21 million for the first nine months of 2017 associated with alternative minimum tax credit carryforwards. The third quarter and first nine months of 2016 include net tax credits of $332 million and $290 million, respectively, associated with alternative minimum tax credits, changes to valuation allowances and net operating loss carryback claims.

b.
Includes net charges of $2 million associated with the Cerro Verde mining royalties dispute, consisting of tax charges of $127 million for disputed royalties and other related mining taxes for the period October 2011 through the year 2013 (when royalties were determined based on operating income), mostly offset by a tax benefit of $125 million associated with disputed royalties and other related mining taxes for the period December 2006 through the year 2013.

As a result of the unfavorable Peruvian Supreme Court ruling on the Cerro Verde royalty dispute, FCX recorded pre-tax charges of $357 million to income from continuing operations and $2 million of net tax expense for the first nine months of 2017. FCX’s consolidated effective income tax rate was 39 percent for the first nine months of 2017 excluding these charges.

As a result of the impairment to U.S. oil and gas properties, FCX recorded tax charges of $1.6 billion for the first nine months of 2016 to establish a valuation allowance primarily against U.S. federal and state deferred tax assets that will not generate a future benefit. FCX’s consolidated effective income tax rate was 32 percent for the first nine months of 2016 excluding these tax charges.

NOTE 6. DEBT

The components of debt follow (in millions):

	September 30, 2017	December 31, 2016
Senior notes and debentures:
Issued by FCX	$12,811	$13,745
Issued by FMC	358	359
Issued by Freeport-McMoRan Oil & Gas LLC (FM O&G LLC)	122	267
Cerro Verde credit facility	1,486	1,390
Cerro Verde shareholder loans	—	261
Other	5	5
Total debt[a]	14,782	16,027
Less current portion of debt	(2,215)	(1,232)
Long-term debt	$12,567	$14,795

a.
Includes additions for unamortized fair value adjustments totaling $131 million at September 30, 2017 ($179 million at December 31, 2016), and is net of reductions for unamortized net discounts and unamortized debt issuance costs totaling $92 million at September 30, 2017 ($100 million at December 31, 2016).

Revolving Credit Facility. At September 30, 2017, there were no borrowings outstanding and $36 million in letters of credit issued under FCX’s revolving credit facility, resulting in availability of approximately $3.5 billion, of which approximately $1.5 billion could be used for additional letters of credit.

Senior Notes Issued by FCX. In March 2017, FCX’s 2.15% Senior Notes matured, and the $500 million outstanding principal balance was repaid.

Cerro Verde Credit Facility and Shareholder Loans. In June 2017, Cerro Verde’s credit facility was amended to increase the commitment by $225 million to $1.5 billion, modify the amortization schedule and to extend the maturity date to June 19, 2022. The amended credit facility amortizes in four installments, with $225 million due on December 31, 2020, $225 million due on June 30, 2021, $525 million due on December 31, 2021, and the remaining balance due on the maturity date of June 19, 2022. All other terms, including the interest rates, remain the same. The interest rate on Cerro Verde's credit facility was 3.14 percent at September 30, 2017. Cerro Verde used proceeds from its amended credit facility plus available cash to repay the balance of its shareholder loans in June 2017. Refer to Note 8 of FCX’s annual report on Form 10-K for the year ended December 31, 2016, for further discussion.

Exchanges and Early Extinguishment of Debt. During third-quarter 2017, FCX redeemed in full certain senior notes. A summary of these early debt extinguishments follows (in millions):

	Principal Amount	Net Adjustments	Book Value	Redemption Value	Gain
FCX 6.125% Senior Notes due 2019	$179	$5	$184	$182	$2
FM O&G 6.125% Senior Notes due 2019	58	2	60	59	1
FCX 6.625% Senior Notes due 2021	228	12	240	234	6
FM O&G 6.625% Senior Notes due 2021	33	2	35	34	1
FM O&G 6.75% Senior Notes due 2022	45	2	47	46	1
	$543	$23	$566	$555	$11

Partially offsetting the $11 million gain on early extinguishment of certain senior notes was a net loss of $3 million, primarily associated with the modification of Cerro Verde’s credit facility in second-quarter 2017.

During the second and third quarters of 2016, FCX redeemed certain senior notes in exchange for its common stock, which resulted in gains of $15 million in third-quarter 2016 and $54 million for the first nine months of 2016. Partially offsetting the gains were $3 million in losses, primarily associated with the modification of FCX’s revolving credit facility in first-quarter 2016. Refer to Notes 8 and 10 of FCX’s annual report on Form 10-K for the year ended December 31, 2016, for further discussion.

Interest Expense, Net. Consolidated interest costs from continuing operations (before capitalization and excluding $141 million of interest expense associated with disputed Cerro Verde royalties recorded in third-quarter 2017) totaled $196 million in third-quarter 2017, $211 million in third-quarter 2016, $583 million for the first nine months of 2017 and $647 million for the first nine months of 2016. Capitalized interest added to property, plant, equipment and mine development costs, net, totaled $33 million in third-quarter 2017, $24 million in third-quarter 2016, $91 million for the first nine months of 2017 and $66 million for the first nine months of 2016. Capitalized interest added to oil and gas properties not subject to amortization totaled $7 million for the first nine months of 2016 (none in third-quarter 2016 or 2017).

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

Commodity Contracts. From time to time, FCX has entered into derivative contracts to hedge the market risk associated with fluctuations in the prices of commodities it purchases and sells. Derivative financial instruments used by FCX to manage its risks do not contain credit risk-related contingent provisions. As of September 30, 2017, and December 31, 2016, FCX had no price protection contracts relating to its mine production. A discussion of FCX’s derivative contracts and programs follows.

Derivatives Designated as Hedging Instruments – Fair Value Hedges
Copper Futures and Swap Contracts. Some of FCX’s U.S. copper rod customers request a fixed market price instead of the Commodity Exchange Inc. (COMEX) average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures or swap contracts. Hedging gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses resulting from hedge ineffectiveness during the nine-month periods ended September 30, 2017 and 2016. At September 30, 2017, FCX held copper futures and swap contracts that qualified for hedge accounting for 46 million pounds at an average contract price of $2.83 per pound, with maturities through June 2019.

A summary of gains (losses) recognized in revenues for derivative financial instruments related to commodity contracts that are designated and qualify as fair value hedge transactions, along with the unrealized gains (losses) on the related hedged item follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Copper futures and swap contracts:
Unrealized gains (losses):
Derivative financial instruments	$—	$1	$(1)	$11
Hedged item – firm sales commitments	—	(1)	1	(11)

Realized gains (losses):
Matured derivative financial instruments	12	—	21	(8)

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

A summary of FCX’s embedded derivatives at September 30, 2017, follows:

	Open Positions	Average Price Per Unit		Maturities Through
		Contract	Market
Embedded derivatives in provisional sales contracts:
Copper (millions of pounds)	546	$2.84	$2.93	February 2018
Gold (thousands of ounces)	194	1,318	1,287	December 2017
Embedded derivatives in provisional purchase contracts:
Copper (millions of pounds)	155	2.83	2.93	January 2018

Copper Forward Contracts. Atlantic Copper, FCX’s wholly owned smelting and refining unit in Spain, enters into copper forward contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in cost of sales. At September 30, 2017, Atlantic Copper held net copper forward purchase contracts for 5 million pounds at an average contract price of $2.95 per pound, with maturities through October 2017.

Summary of Gains (Losses). A summary of the realized and unrealized gains (losses) recognized in operating income (loss) for commodity contracts that do not qualify as hedge transactions, including embedded derivatives, follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Embedded derivatives in provisional copper and gold
sales contracts[a]	$137	$12	$297	$88
Copper forward contracts[b]	(9)	(1)	(14)	4

a.	Amounts recorded in revenues.

b.	Amounts recorded in cost of sales as production and delivery costs.

Unsettled Derivative Financial Instruments
A summary of the fair values of unsettled commodity derivative financial instruments follows (in millions):

	September 30, 2017	December 31, 2016
Commodity Derivative Assets:
Derivatives designated as hedging instruments:
Copper futures and swap contracts	$7	$9
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional copper and gold
sales/purchase contracts	74	137
Total derivative assets	$81	$146

Commodity Derivative Liabilities:
Derivatives designated as hedging instruments:
Copper futures and swap contracts	$2	$2
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional copper and gold
sales/purchase contracts	46	56
Total derivative liabilities	$48	$58

FCX’s commodity contracts have netting arrangements with counterparties with which the right of offset exists, and it is FCX’s policy to generally offset balances by counterparty on its balance sheet. FCX’s embedded derivatives on provisional sales/purchase contracts are netted with the corresponding outstanding receivable/payable balances. A summary of these unsettled commodity contracts that are offset in the balance sheets follows (in millions):

	Assets		Liabilities
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016

Gross amounts recognized:
Commodity contracts:
Embedded derivatives in provisional
sales/purchase contracts	$74	$137	$46	$56
Copper derivatives	7	9	2	2
	81	146	48	58

Less gross amounts of offset:
Commodity contracts:
Embedded derivatives in provisional
sales/purchase contracts	1	12	1	12
Copper derivatives	2	2	2	2
	3	14	3	14

Net amounts presented in balance sheet:
Commodity contracts:
Embedded derivatives in provisional
sales/purchase contracts	73	125	45	44
Copper derivatives	5	7	—	—
	$78	$132	$45	$44

Balance sheet classification:
Trade accounts receivable	$69	$119	$24	$13
Other current assets	5	7	—	—
Accounts payable and accrued liabilities	4	6	21	31
	$78	$132	$45	$44

Credit Risk. FCX is exposed to credit loss when financial institutions with which it has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. FCX does not anticipate that any of the counterparties it deals with will default on their obligations. As of September 30, 2017, the maximum amount of credit exposure associated with derivative transactions was $78 million.

Other Financial Instruments. Other financial instruments include cash and cash equivalents, accounts receivable, restricted cash, investment securities, legally restricted funds, accounts payable and accrued liabilities, and long-term debt. The carrying value for cash and cash equivalents (which included time deposits of $1.9 billion at September 30, 2017, and $64 million at December 31, 2016), accounts receivable, restricted cash, and accounts payable and accrued liabilities approximates fair value because of their short-term nature and generally negligible credit losses (refer to Note 8 for the fair values of investment securities, legally restricted funds and long-term debt).

In addition, as of September 30, 2017, FCX has contingent consideration assets related to certain 2016 asset sales (refer to Note 8 for the related fair value and to Note 2 of FCX’s annual report on Form 10-K for the year ended December 31, 2016, for further discussion of these instruments).

NOTE 8. FAIR VALUE MEASUREMENT

Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). FCX recognizes transfers between levels at the end of the reporting period. FCX did not have any significant transfers in or out of Level 1, 2 or 3 for third-quarter 2017.

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

	At September 30, 2017
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$25	$25	$25	$—	$—	$—
Money market funds	21	21	—	21	—	—
Equity securities	6	6	—	6	—	—
Total	52	52	25	27	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	55	55	55	—	—	—
Government bonds and notes	38	38	—	—	38	—
Corporate bonds	30	30	—	—	30	—
Government mortgage-backed securities	25	25	—	—	25	—
Money market funds	18	18	—	18	—	—
Asset-backed securities	14	14	—	—	14	—
Collateralized mortgage-backed securities	8	8	—	—	8	—
Municipal bonds	1	1	—	—	1	—
Total	189	189	55	18	116	—

Derivatives:
Embedded derivatives in provisional sales/
purchase contracts in a gross asset position[c]	74	74	—	—	74	—
Copper futures and swap contracts[c]	7	7	—	5	2	—
Contingent consideration for the sales of TFHL
and onshore California oil and gas properties[a]	80	80	—	—	80	—
Total	161	161	—	5	156	—

Contingent consideration for the sale of the
Deepwater GOM oil and gas properties[a]	150	138	—	—	—	138

Total assets		$540	$80	$50	$272	$138

Liabilities
Derivatives:[c]
Embedded derivatives in provisional sales/
purchase contracts in a gross liability position	46	$46	$—	$—	$46	$—
Copper futures and swap contracts	2	2	—	1	1	—
Total	48	48	—	1	47	—

Long-term debt, including current portion[d]	14,782	14,735	—	—	14,735	—

Total liabilities		$14,783	$—	$1	$14,782	$—

	At December 31, 2016
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$23	$23	$23	$—	$—	$—
Money market funds	22	22	—	22	—	—
Equity securities	5	5	—	5	—	—
Total	50	50	23	27	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	53	53	53	—	—	—
Government bonds and notes	36	36	—	—	36	—
Corporate bonds	32	32	—	—	32	—
Government mortgage-backed securities	25	25	—	—	25	—
Asset-backed securities	16	16	—	—	16	—
Money market funds	12	12	—	12	—	—
Collateralized mortgage-backed securities	8	8	—	—	8	—
Municipal bonds	1	1	—	—	1	—
Total	183	183	53	12	118	—

Derivatives:
Embedded derivatives in provisional sales/
purchase contracts in a gross asset position[c]	137	137	—	—	137	—
Copper futures and swap contracts[c]	9	9	—	8	1	—
Contingent consideration for the sales of TFHL
and onshore California oil and gas properties[a]	46	46	—	—	46	—
Total	192	192	—	8	184	—

Contingent consideration for the sale of the
Deepwater GOM oil and gas properties[a]	150	135	—	—	—	135

Total assets		$560	$76	$47	$302	$135

Liabilities
Derivatives:[c]
Embedded derivatives in provisional sales/
purchase contracts in a gross liability position	56	$56	$—	$—	$56	$—
Copper futures and swap contracts	2	2	—	2	—	—
Total	58	58	—	2	56	—

Contingent payments for the settlements of
drilling rig contracts[e]	23	23	—	—	23	—

Long-term debt, including current portion[d]	16,027	15,196	—	—	15,196	—

Total liabilities		$15,277	$—	$2	$15,275	$—

a.	Current portion included in other current assets and long-term portion included in other assets.

b.
Excludes time deposits (which approximated fair value) included in (i) other current assets of $41 million at September 30, 2017, and $28 million at December 31, 2016, and (ii) other assets of $122 million at both September 30, 2017, and December 31, 2016, primarily associated with an assurance bond to support PT-FI’s commitment for smelter development in Indonesia.

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

The December 31, 2016, fair value of contingent payments for the settlements of drilling rig contracts was calculated based on the average price forecasts of West Texas Intermediate (WTI) crude oil over the 12-month period ending June 30, 2017, using a mean-reverting model. The model used various observable inputs, including WTI crude oil forward prices, volatilities, discount rate and settlement terms. As a result, these contingent payments were classified within Level 2 of the fair value hierarchy. The contingency period for FM O&G’s drilling rig contract settlements ended June 30, 2017, and no additional amounts were paid.

Long-term debt, including current portion, is valued using available market quotes and, as such, is classified within Level 2 of the fair value hierarchy.

The techniques described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with other market participants, the use of different techniques or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the techniques used at September 30, 2017, as compared to those techniques used at December 31, 2016.

A summary of the changes in the fair value of FCX’s Level 3 instrument, contingent consideration for the sale of the Deepwater GOM oil and gas properties, during the first nine months of 2017 follows (in millions):

Fair value at January 1, 2017	$135
Net unrealized gain related to assets still held at the end of the period	3
Fair value at September 30, 2017	$138

NOTE 9. CONTINGENCIES AND COMMITMENTS

Environmental
Historical Smelter Sites — Borough of Carteret
As reported in Note 12 of FCX’s annual report on Form 10-K for the year ended December 31, 2016, from 1920 until 1986, United States Metal Refining Company (USMR), an indirect wholly owned subsidiary of Cyprus Amax Minerals Company, owned and operated a copper smelter and refinery in the Borough of Carteret, New Jersey, on the banks of the Arthur Kill (a narrow waterway that separates New Jersey from Staten Island). As a result of recent off-site soil sampling in public and private areas near the former smelter, FCX increased its associated environmental obligation for known and potential off-site environmental remediation by recording a $59 million charge to operating income in third-quarter 2017. Additional sampling is ongoing and could result in additional adjustments to the related environmental remediation obligation.

Uranium Mining Sites
As reported in Note 12 of FCX’s annual report on Form 10-K for the year ended December 31, 2016, the Department of Justice, the U.S. Environmental Protection Agency, the Navajo Nation and two FCX-related subsidiaries reached an agreement regarding the scope of environmental investigation and remediation work for 94 former uranium mining sites on tribal lands, and the related financial contributions of the U.S. government and the FCX subsidiaries. The related Consent Decree was approved by the U.S. District Court for the District of Arizona in second-quarter 2017. Based on updated cash flow and timing estimates, FCX reduced its associated obligation for that contingency by recording a $41 million credit to operating income in second-quarter 2017 after receiving court approval of the Consent Decree.

Litigation
During third-quarter 2017, there were no significant updates to previously reported legal proceedings included in Note 12 of FCX’s annual report on Form 10-K for the year ended December 31, 2016.

Tax and Other Matters
Cerro Verde Royalty Dispute
As reported in FCX’s annual report on Form 10-K for the year ended December 31, 2016, and as subsequently updated in Note 9 of FCX’s quarterly report on Form 10-Q for the quarter ended June 30, 2017, SUNAT, Peru’s national tax authority, has assessed mining royalties on ore processed by the Cerro Verde concentrator, which commenced operations in late 2006, for the period December 2006 to September 2011. Cerro Verde contested these assessments because it believes its 1998 stability agreement exempts from royalties all minerals extracted from its mining concession, irrespective of the method used for processing those minerals. No assessments have been issued for the period from October 2011 to December 2013, and no assessments can be issued for years after 2013, as Cerro Verde began paying royalties on all of its production in January 2014 under its new 15-year stability agreement. Since 2014, Cerro Verde has been paying the disputed assessments for the period December 2006 through December 2008 under an installment program ($135 million paid by Cerro Verde through September 30, 2017).

In October 2017, the Peruvian Supreme Court issued a ruling in favor of SUNAT that the assessments of royalties for the year 2008 on ore processed by the Cerro Verde concentrator were proper under Peruvian law.

As a result of the unfavorable Peruvian Supreme Court ruling on the 2008 royalty dispute, Cerro Verde recorded pre-tax charges totaling $357 million ($359 million including net tax charges and $188 million net of noncontrolling interests) in third-quarter 2017, consisting of $240 million in royalty assessments, $147 million of penalties and interest related to the December 2006 to December 2008 assessments, and $97 million for related items (primarily associated with the special mining tax and net assets tax) that Cerro Verde would have incurred under the view that its concentrator was not stabilized.

A summary of the charges recorded in third-quarter 2017 for the Cerro Verde royalty dispute follows (in millions):

Royalty and related assessment charges:
Production and delivery	$216	[a]
Interest expense, net	141
Provision for income taxes	2	[b]
Net loss attributable to noncontrolling interests	(171)
	$188

a.
Includes $176 million related to disputed royalty assessments for the period from December 2006 to September 2011 (when royalties were determined based on revenues), $6 million of penalties related to the December 2006 to December 2008 royalty assessments and $34 million primarily associated with the net assets tax.

b.
Includes tax charges of $127 million for disputed royalties ($64 million) and other related mining taxes ($63 million) for the period October 2011 through the year 2013 when royalties were determined based on operating income, mostly offset by a tax benefit of $125 million associated with disputed royalties and other related mining taxes for the period December 2006 through the year 2013.

Cerro Verde acted in good faith in applying the provisions of its 1998 stability agreement and continues to evaluate alternatives to defend its rights. Cerro Verde intends to seek a waiver available under Peruvian law of penalties and interest associated with this matter and has not recorded charges for potential unpaid penalties and interest totaling $360 million ($193 million net of noncontrolling interests) at September 30, 2017, as FCX believes that Cerro Verde should be successful under Peruvian law in obtaining a waiver. Cerro Verde also intends to file a reimbursement claim with SUNAT for penalties and interest paid under the installment plan for the December 2006 to December 2008 assessments, and may have claims for reimbursement of payments it would not have made in the absence of the stabilization agreement, such as the overpayments made for a special (voluntary) levy (GEM), import duties and civil association contributions. No amounts have been recorded for these potential gain contingencies at September 30, 2017.

Other Peru Tax Matters
There were no significant changes to other Peru tax matters during third-quarter 2017 (refer to Note 12 of FCX’s annual report on Form 10-K for the year ended December 31, 2016).

Indonesia Tax Matters
The following information includes a discussion of updates to previously reported Indonesia tax matters included in Note 12 of FCX’s annual report on Form 10-K for the year ended December 31, 2016.

PT-FI received assessments from the local regional tax authority in Papua, Indonesia, for additional taxes and penalties related to surface water taxes for the period from January 2011 through September 2017. PT-FI is filing objections to these assessments. During 2017, the Indonesia Tax Court issued rulings against PT-FI with respect to assessments for additional taxes and penalties for the period from January 2011 through December 2015 in the amount of $402 million (based on the exchange rate as of September 30, 2017, and including $240 million in penalties). The aggregate amount of assessments received from January 2016 through September 2017 was an additional $114 million, including penalties (based on the exchange rate as of September 30, 2017). No charges have been recorded for these assessments as of September 30, 2017, because PT-FI believes its Contract of Work (COW) exempts it from these payments and that it has the right to contest these assessments (in which FCX estimates the total exposure based on the exchange rate as of September 30, 2017, totals $516 million, including penalties) in the Indonesia Tax Court and ultimately the Indonesia Supreme Court. As of November 7, 2017, PT-FI has not paid and does not intend to pay these assessments unless there is a mechanism established to secure a refund for any such payments upon the final court decision. Additionally, PT-FI is seeking to address this matter in connection with the ongoing negotiations with the Indonesian government to resolve PT-FI’s long-term operating rights.

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

Following the issuance of the January and February 2017 regulations and discussions with the Indonesian government, PT-FI advised the government that it was prepared to convert its COW to an IUPK, subject to obtaining an investment stability agreement providing contractual rights with the same level of legal and fiscal certainty enumerated under its COW, and provided that the COW would remain in effect until it is replaced by a mutually satisfactory alternative. PT-FI also committed to commence construction of a new smelter during a five-year time frame, following approval of the extension of its long-term operating rights.

On January 12, 2017, PT-FI suspended exports in response to Indonesian regulations adopted in January 2014. In addition, as a result of labor disturbances and a delay in the renewal of its export license for anode slimes, PT Smelting’s operations (PT-FI’s 25 percent-owned smelter in Indonesia) were shut down from January 19, 2017, until early March 2017. On February 10, 2017, PT-FI was forced to suspend production as a result of limited storage capacity at PT-FI and PT Smelting. On April 21, 2017, the Indonesian government issued a permit to PT-FI that allowed exports to resume for a six-month period, and PT-FI commenced export shipments.

In mid-February 2017, pursuant to the COW’s dispute resolution process, PT-FI provided formal notice to the Indonesian government of an impending dispute listing the government's breaches and violations of the COW. PT-FI continues to reserve its rights under these provisions.

As a result of the 2017 regulatory restrictions and uncertainties regarding long-term investment stability, PT-FI took actions to adjust its cost structure, slow investments in its underground development projects and new smelter, and place certain of its workforce on furlough programs.

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

In August 2017, FCX and the Indonesian government reached an understanding on a framework that would resolve PT-FI’s long-term operating rights. This framework includes (i) conversion from the COW to an IUPK providing PT-FI with long-term operating rights through 2041, (ii) Indonesian government certainty of fiscal and legal terms during the term of the IUPK, (iii) PT-FI commitment to construct a new smelter in Indonesia within five years of reaching a definitive agreement, and (iv) divestment of 51 percent of the project area interests to Indonesian participants at fair market value structured so that FCX retains control over operations and governance of PT-FI. FCX cannot currently predict whether there will be any material accounting and tax implications associated with the divestment.

The framework requires documentation and execution of a definitive agreement, which must be approved by the FCX Board of Directors and joint venture partner Rio Tinto. The parties continue to negotiate to reach agreement on important aspects of implementation of the framework, including the timing and process of divestment, governance matters, and the determination of fair market value, and to complete documentation on a comprehensive agreement for PT-FI’s operations through 2041. The parties have expressed a mutual objective of completing the negotiations and documentation during 2017.

In October 2017, the Indonesian government extended PT-FI’s export rights to December 31, 2017, while negotiations to reach and document a comprehensive long-term definitive agreement based on the agreed framework continue.

Until a definitive agreement is reached, PT-FI has reserved all rights under its COW, including pursuing arbitration under the dispute resolution provisions.

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

FCX’s reportable segments previously included U.S. Oil & Gas operations. During 2016, FCX completed the sales of its Deepwater Gulf of Mexico, onshore California and Haynesville oil and gas properties. As a result, beginning in 2017, the U.S. oil and gas operations no longer qualify as a reportable segment, and oil and gas results for all periods presented have been included in Corporate, Other & Eliminations in the following tables. Refer to Note 2 of FCX’s annual report on Form 10-K for the year ended December 31, 2016, for additional information.

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

Financial Information by Business Segments

(In millions)

												Atlantic	Corporate,
	North America Copper Mines			South America								Copper	Other
				Cerro				Indonesia		Molybdenum	Rod &	Smelting	& Elimi-		FCX
	Morenci	Other	Total	Verde		Other	Total	Mining		Mines	Refining	& Refining	nations[a]		Total
Three Months Ended September 30, 2017
Revenues:
Unaffiliated customers	$57	$40	$97	$850		$109	$959	$1,121	[b]	$—	$1,137	$554	$442	[c]	$4,310
Intersegment	460	548	1,008	64		—	64	—		65	8	1	(1,146)		—
Production and delivery	244	414	658	683	[d]	76	759	406		58	1,141	533	(753)		2,802
Depreciation, depletion and amortization	42	54	96	116		18	134	136		20	2	7	23		418
Selling, general and administrative expenses	1	1	2	2		—	2	32		—	—	4	66		106
Mining exploration and research expenses	—	—	—	—		—	—	—		—	—	—	27		27
Environmental obligations and shutdown costs	—	—	—	—		—	—	—		—	—	—	73		73
Net gain on sales of assets	—	—	—	—		—	—	—		—	—	—	(33)		(33)
Operating income (loss)	230	119	349	113		15	128	547		(13)	2	11	(107)		917

Interest expense, net	1	—	1	156	[d]	—	156	1		—	—	5	141		304
Provision for income taxes	—	—	—	134	[d]	5	139	233		—	—	1	14		387
Total assets at September 30, 2017	2,844	4,223	7,067	8,851		1,595	10,446	11,100		1,885	264	751	5,814	[e]	37,327
Capital expenditures	26	13	39	17		3	20	206		2	1	5	41		314

Three Months Ended September 30, 2016
Revenues:
Unaffiliated customers	$115	$112	$227	$505		$112	$617	$984	[b]	$—	$930	$445	$674	[c]	$3,877
Intersegment	358	499	857	54		—	54	2		46	7	—	(966)		—
Production and delivery	275	464	739	333		91	424	478		57	931	416	(516)	[f]	2,529
Depreciation, depletion and amortization	51	78	129	109		25	134	110		15	2	7	246		643
Impairment of oil and gas properties	—	—	—	—		—	—	—		—	—	—	239		239
Selling, general and administrative expenses	1	—	1	1		1	2	24		—	—	5	78		110
Mining exploration and research expenses	—	1	1	—		—	—	—		—	—	—	12		13
Environmental obligations and shutdown costs	—	—	—	—		—	—	—		—	—	—	(3)		(3)
Net loss (gain) on sales of assets	1	—	1	—		—	—	—		—	—	—	(14)		(13)
Operating income (loss)	145	68	213	116		(5)	111	374		(26)	4	17	(334)		359

Interest expense, net	1	—	1	21		—	21	—		—	—	3	162		187
Provision for (benefit from) income taxes	—	—	—	36		(4)	32	158		—	—	4	(308)		(114)
Total assets at September 30, 2016	2,881	4,540	7,421	9,139		1,551	10,690	9,718		1,953	238	565	10,815	[e]	41,400
Capital expenditures	6	5	11	38		1	39	253		1	—	5	185	[g]	494

a.	Includes U.S. oil and gas operations, which were previously a reportable segment.

b.	Includes PT-FI's sales to PT Smelting totaling $652 million in third-quarter 2017 and $348 million in third-quarter 2016.

c.	Includes revenues from FCX's molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America and South America copper mines.

d.	Includes net charges of $216 million in production and delivery costs, $141 million in interest expense and $2 million in provision for income taxes associated with disputed royalties for prior years.

e.
Includes assets held for sale totaling $549 million at September 30, 2017, primarily associated with Freeport Cobalt and the Kisanfu exploration project, and $5.1 billion at September 30, 2016, which also included discontinued operations. Also includes assets associated with oil and gas operations of $272 million at September 30, 2017, and $3.5 billion at September 30, 2016.

f.	Includes net charges for oil and gas operations totaling $49 million, primarily for idle rig costs, inventory adjustments and the termination of the Morocco well commitment.

g.	Includes $160 million associated with oil and gas operations and $15 million associated with discontinued operations.

(In millions)

												Atlantic	Corporate,
	North America Copper Mines			South America Mining								Copper	Other
				Cerro				Indonesia		Molybdenum	Rod &	Smelting	& Elimi-		FCX
	Morenci	Other	Total	Verde		Other	Total	Mining		Mines	Refining	& Refining	nations[a]		Total
Nine Months Ended September 30, 2017
Revenues:
Unaffiliated customers	$168	$122	$290	$2,057		$332	$2,389	$2,720	[b]	$—	$3,290	$1,412	$1,261	[c]	$11,362
Intersegment	1,354	1,704	3,058	237		—	237	—		199	22	1	(3,517)		—
Production and delivery	772	1,284	2,056	1,450	[d]	245	1,695	1,233	[e]	169	3,299	1,369	(2,324)		7,497
Depreciation, depletion and amortization	138	192	330	332		60	392	372		58	7	21	77		1,257
Selling, general and administrative expenses	2	2	4	7		—	7	92	[e]	—	—	13	250		366
Mining exploration and research expenses	—	2	2	—		—	—	—		—	—	—	59		61
Environmental obligations and shutdown costs	—	—	—	—		—	—	—		—	—	—	81		81
Net gain on sales of assets	—	—	—	—		—	—	—		—	—	—	(66)		(66)
Operating income (loss)	610	346	956	505		27	532	1,023		(28)	6	10	(333)		2,166

Interest expense, net	2	1	3	187	[d]	—	187	1		—	—	13	429		633
Provision for income taxes	—	—	—	288	[d]	10	298	435		—	—	4	10		747
Capital expenditures	78	28	106	60		5	65	663		4	3	30	149		1,020

Nine Months Ended September 30, 2016
Revenues:
Unaffiliated customers	$356	$211	$567	$1,485		$379	$1,864	$2,014	[b]	$—	$2,820	$1,360	$1,828	[c]	$10,453
Intersegment	1,119	1,594	2,713	155		—	155	59		136	22	3	(3,088)		—
Production and delivery	913	1,340	2,253	927		313	1,240	1,228		159	2,820	1,275	(991)	[f]	7,984
Depreciation, depletion and amortization	170	237	407	319		83	402	284		51	7	22	764		1,937
Impairment of oil and gas properties	—	—	—	—		—	—	—		—	—	—	4,317		4,317
Selling, general and administrative expenses	2	2	4	5		1	6	60		—	—	13	325	[f]	408
Mining exploration and research expenses	—	2	2	—		—	—	—		—	—	—	44		46
Environmental obligations and shutdown costs	—	—	—	—		—	—	—		—	—	—	18		18
Net gain on sales of assets	(576)	—	(576)	—		—	—	—		—	—	—	(186)		(762)
Operating income (loss)	966	224	1,190	389		(18)	371	501		(74)	15	53	(5,551)		(3,495)

Interest expense, net	2	1	3	63		—	63	—		—	—	11	497		574
Provision for (benefit from) income taxes	—	—	—	126		(12)	114	212		—	—	5	(252)		79
Capital expenditures	71	16	87	329		3	332	706		2	1	12	1,169	[g]	2,309

a.	Includes U.S. oil and gas operations, which were previously a reportable segment.

b.	Includes PT-FI’s sales to PT Smelting totaling $1.4 billion for the first nine months of 2017 and $912 million for the first nine months of 2016.

c.	Includes revenues from FCX’s molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America and South America copper mines.

d.	Includes net charges of $216 million in production and delivery costs, $141 million in interest expense and $2 million in provision for income taxes associated with disputed royalties for prior years.

e.	Includes net charges of $112 million in production and delivery costs and $5 million in selling, general and administrative expenses for PT-FI workforce reductions.

f.
Includes net charges for oil and gas operations of $942 million in production and delivery costs, primarily for drillship settlements/idle rig costs and inventory adjustments and $38 million for net restructuring charges.

g.	Includes $1.1 billion associated with oil and gas operations and $70 million associated with discontinued operations.

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

The following condensed consolidating financial information includes information regarding FCX, as issuer, FM O&G LLC, as guarantor, and all other non-guarantor subsidiaries of FCX. Included are the condensed consolidating balance sheets at September 30, 2017, and December 31, 2016, and the related condensed consolidating statements of comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016, and the condensed consolidating statements of cash flows for the nine months ended September 30, 2017 and 2016 (in millions), which should be read in conjunction with FCX’s notes to the consolidated financial statements.

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2017

	FCX		FM O&G LLC	Non-guarantor		Consolidated
	Issuer		Guarantor	Subsidiaries	Eliminations	FCX
ASSETS
Current assets	$197		$716	$10,948	$(711)	$11,150
Property, plant, equipment and mine development costs, net	15		11	22,899	(11)	22,914
Oil and gas properties, subject to amortization, less accumulated amortization and impairments	—		—	20	—	20
Investments in consolidated subsidiaries	20,178		—	—	(20,178)	—
Other assets	479		36	3,193	(465)	3,243
Total assets	$20,869		$763	$37,060	$(21,365)	$37,327

LIABILITIES AND EQUITY
Current liabilities	$2,402		$111	$3,820	$(816)	$5,517
Long-term debt, less current portion	10,600		6,428	5,621	(10,082)	12,567
Deferred income taxes	832	[a]	—	2,939	—	3,771
Environmental and asset retirement obligations, less current portion	—		208	3,290	—	3,498
Investments in consolidated subsidiaries	—		850	10,174	(11,024)	—
Other liabilities	62		3,341	1,828	(3,487)	1,744
Total liabilities	13,896		10,938	27,672	(25,409)	27,097

Equity:
Stockholders’ equity	6,973		(10,175)	6,782	3,393	6,973
Noncontrolling interests	—		—	2,606	651	3,257
Total equity	6,973		(10,175)	9,388	4,044	10,230
Total liabilities and equity	$20,869		$763	$37,060	$(21,365)	$37,327

a.	All U.S.-related deferred income taxes are recorded at the parent company.

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2016

	FCX		FM O&G LLC	Non-guarantor		Consolidated
	Issuer		Guarantor	Subsidiaries	Eliminations	FCX
ASSETS
Current assets	$230		$1,790	$11,675	$(3,260)	$10,435
Property, plant, equipment and mine development costs, net	19		24	23,176	—	23,219
Oil and gas properties, subject to amortization, less accumulated amortization and impairments	—		—	74	—	74
Investments in consolidated subsidiaries	21,110		—	—	(21,110)	—
Other assets	1,985		47	3,522	(1,965)	3,589
Total assets	$23,344		$1,861	$38,447	$(26,335)	$37,317

LIABILITIES AND EQUITY
Current liabilities	$3,895		$308	$3,306	$(3,244)	$4,265
Long-term debt, less current portion	12,517		6,062	11,297	(15,081)	14,795
Deferred income taxes	826	[a]	—	2,942	—	3,768
Environmental and asset retirement obligations, less current portion	—		200	3,287	—	3,487
Investments in consolidated subsidiary	—		893	8,995	(9,888)	—
Other liabilities	55		3,393	1,784	(3,487)	1,745
Total liabilities	17,293		10,856	31,611	(31,700)	28,060

Equity:
Stockholders’ equity	6,051		(8,995)	4,237	4,758	6,051
Noncontrolling interests	—		—	2,599	607	3,206
Total equity	6,051		(8,995)	6,836	5,365	9,257
Total liabilities and equity	$23,344		$1,861	$38,447	$(26,335)	$37,317

a.	All U.S.-related deferred income taxes are recorded at the parent company.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three Months Ended September 30, 2017
	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Revenues	$—	$13	$4,297	$—	$4,310
Total costs and expenses	8	25	3,361	(1)	3,393
Operating (loss) income	(8)	(12)	936	1	917
Interest expense, net	(116)	(59)	(218)	89	(304)
Other income (expense), net	97	3	2	(89)	13
(Loss) income before income taxes and equity in affiliated companies’ net earnings (losses)	(27)	(68)	720	1	626
Benefit from (provision for) income taxes	21	24	(432)	—	(387)
Equity in affiliated companies’ net earnings (losses)	286	20	(20)	(283)	3
Net income (loss) from continuing operations	280	(24)	268	(282)	242
Net income from discontinued operations	—	—	3	—	3
Net income (loss)	280	(24)	271	(282)	245
Net loss (income) attributable to noncontrolling interests:
Continuing operations	—	—	69	(34)	35
Discontinued operations	—	—	—	—	—
Net income (loss) attributable to common stockholders	$280	$(24)	$340	$(316)	$280

Other comprehensive income (loss)	13	—	13	(13)	13
Total comprehensive income (loss)	$293	$(24)	$353	$(329)	$293

Three Months Ended September 30, 2016
	FCX	FM O&G LLC		Non-guarantor			Consolidated
	Issuer	Guarantor		Subsidiaries		Eliminations	FCX
Revenues	$—	$110		$3,767		$—	$3,877
Total costs and expenses	12	266	[a]	3,239	[a]	1	3,518
Operating (loss) income	(12)	(156)		528		(1)	359
Interest expense, net	(126)	(18)		(132)		89	(187)
Other income (expense), net	91	—		(10)		(76)	5
(Loss) income before income taxes and equity in affiliated companies’ net (losses) earnings	(47)	(174)		386		12	177
Benefit from (provision for) income taxes	343	(197)		(40)		8	114
Equity in affiliated companies’ net (losses) earnings	(75)	(218)		(589)		883	1
Net income (loss) from continuing operations	221	(589)		(243)		903	292
Net (loss) income from discontinued operations	(4)	—		10		(12)	(6)
Net income (loss)	217	(589)		(233)		891	286
Net income and preferred dividends attributable to noncontrolling interests:
Continuing operations	—	—		(24)		(23)	(47)
Discontinued operations	—	—		(22)		—	(22)
Net income (loss) attributable to common stockholders	$217	$(589)		$(279)		$868	$217

Other comprehensive income (loss)	12	—		12		(12)	12
Total comprehensive income (loss)	$229	$(589)		$(267)		$856	$229

a.
Includes charges totaling $95 million at the FM O&G LLC guarantor and $0.2 billion at the non-guarantor subsidiaries related to impairment of FCX’s oil and gas properties pursuant to full cost accounting rules.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Nine Months Ended September 30, 2017
	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Revenues	$—	$38	$11,324	$—	$11,362
Total costs and expenses	31	86	9,068	11	9,196
Operating (loss) income	(31)	(48)	2,256	(11)	2,166
Interest expense, net	(355)	(167)	(363)	252	(633)
Other income (expense), net	256	3	37	(252)	44
(Loss) income before income taxes and equity in affiliated companies’ net earnings (losses)	(130)	(212)	1,930	(11)	1,577
(Provision for) benefit from income taxes	(111)	74	(714)	4	(747)
Equity in affiliated companies’ net earnings (losses)	1,017	14	(118)	(907)	6
Net income (loss) from continuing operations	776	(124)	1,098	(914)	836
Net income from discontinued operations	—	—	50	—	50
Net income (loss)	776	(124)	1,148	(914)	886
Net income attributable to noncontrolling interests:
Continuing operations	—	—	(42)	(64)	(106)
Discontinued operations	—	—	(4)	—	(4)
Net income (loss) attributable to common stockholders	$776	$(124)	$1,102	$(978)	$776

Other comprehensive income (loss)	105	—	105	(105)	105
Total comprehensive income (loss)	$881	$(124)	$1,207	$(1,083)	$881

Nine Months Ended September 30, 2016
	FCX	FM O&G LLC		Non-guarantor			Consolidated
	Issuer	Guarantor		Subsidiaries		Eliminations	FCX
Revenues	$—	$294		$10,159		$—	$10,453
Total costs and expenses	56	2,859	[a]	11,026	[a]	7	13,948
Operating loss	(56)	(2,565)		(867)		(7)	(3,495)
Interest expense, net	(404)	(37)		(370)		237	(574)
Other income (expense), net	248	—		59		(202)	105
(Loss) income before income taxes and equity in affiliated companies’ net (losses) earnings	(212)	(2,602)		(1,178)		28	(3,964)
(Provision for) benefit from income taxes	(1,785)	725		979		2	(79)
Equity in affiliated companies’ net (losses) earnings	(2,450)	(3,202)		(5,072)		10,733	9
Net (loss) income from continuing operations	(4,447)	(5,079)		(5,271)		10,763	(4,034)
Net income (loss) from discontinued operations	1	—		(159)		(33)	(191)
Net (loss) income	(4,446)	(5,079)		(5,430)		10,730	(4,225)
Net income and preferred dividends attributable to noncontrolling interests:
Continuing operations	—	—		(141)		(36)	(177)
Discontinued operations	—	—		(44)		—	(44)
Net (loss) income attributable to common stockholders	$(4,446)	$(5,079)		$(5,615)		$10,694	$(4,446)

Other comprehensive income (loss)	27	—		27		(27)	27
Total comprehensive (loss) income	$(4,419)	$(5,079)		$(5,588)		$10,667	$(4,419)

a.
Includes charges totaling $1.5 billion at the FM O&G LLC guarantor and $2.8 billion at the non-guarantor subsidiaries related to impairment of FCX’s oil and gas properties pursuant to full cost accounting rules.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2017
	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Net cash (used in) provided by operating activities	$(222)	$(383)	$3,623	$—	$3,018

Cash flow from investing activities:
Capital expenditures	—	(24)	(996)	—	(1,020)
Intercompany loans	(609)	—	—	609	—
Dividends from (investments in) consolidated subsidiaries	1,757	(16)	93	(1,834)	—
Asset sales and other, net	—	58	(12)	—	46
Net cash provided by (used in) investing activities	1,148	18	(915)	(1,225)	(974)

Cash flow from financing activities:
Proceeds from debt	—	—	795	—	795
Repayments of debt	(915)	(139)	(937)	—	(1,991)
Intercompany loans	—	512	97	(609)	—
Cash dividends paid and contributions received, net	(2)	—	(1,839)	1,772	(69)
Other, net	(9)	(11)	(64)	62	(22)
Net cash (used in) provided by financing activities	(926)	362	(1,948)	1,225	(1,287)

Net increase in cash and cash equivalents	—	(3)	760	—	757
Increase in cash and cash equivalents in assets held for sale	—	—	(45)	—	(45)
Cash and cash equivalents at beginning of period	—	3	4,242	—	4,245
Cash and cash equivalents at end of period	$—	$—	$4,957	$—	$4,957

Nine Months Ended September 30, 2016
	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Net cash (used in) provided by operating activities	$(264)	$(294)	$3,151	$1	$2,594

Cash flow from investing activities:
Capital expenditures	—	(497)	(1,814)	2	(2,309)
Intercompany loans	(1,021)	(518)	—	1,539	—
Dividends from (investments in) consolidated subsidiaries	1,643	(41)	124	(1,726)	—
Asset sales and other, net	—	208	1,210	(3)	1,415
Net cash provided by (used in) investing activities	622	(848)	(480)	(188)	(894)

Cash flow from financing activities:
Proceeds from debt	1,721	—	1,742	—	3,463
Repayments of debt	(2,498)	—	(2,041)	—	(4,539)
Intercompany loans	—	1,223	316	(1,539)	—
Net proceeds from sale of common stock	442	—	374	(374)	442
Cash dividends paid and contributions received, net	(5)	(78)	(2,096)	2,087	(92)
Other, net	(18)	(2)	(15)	13	(22)
Net cash (used in) provided by financing activities	(358)	1,143	(1,720)	187	(748)

Net increase in cash and cash equivalents	—	1	951	—	952
Increase in cash and cash equivalents in assets held for sale	—	—	(43)	—	(43)
Cash and cash equivalents at beginning of period	—	—	177	—	177
Cash and cash equivalents at end of period	$—	$1	$1,085	$—	$1,086

NOTE 12. NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standard Update (ASU) that provides a single comprehensive revenue recognition model, which will replace most existing revenue recognition guidance, and also requires expanded disclosures. The core principle of the model is that revenue is recognized when control of goods or services has been transferred to customers at an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. For public entities, this ASU is effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, and interim reporting periods within that reporting period. FCX will adopt this ASU January 1, 2018, and currently expects to apply the modified retrospective approach under which any cumulative effect adjustment would be recorded to retained earnings as of the adoption date. FCX has substantially completed its review of the impact of this guidance, and based on the terms of its sales contracts, does not expect the guidance to have any impact on its revenue recognition policies or processes. FCX continues to review the impact of the new guidance on its financial reporting and disclosures.
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
In March 2017, FASB issued an ASU that changes how entities with a defined benefit pension or other postretirement benefit plans present net periodic benefit cost in the income statement. This ASU requires the service cost component of net periodic benefit cost to be presented in the same income statement line item or items as other compensation costs for those employees who are receiving the retirement benefit. In addition, only the service cost component is eligible for capitalization when applicable (i.e., as a cost of inventory or an internally constructed asset). The other components of net periodic benefit cost are required to be presented separately from the service cost component and outside of operating income. These other components of net periodic benefit cost are not eligible for capitalization, and the income statement line item or items must be disclosed. For public entities, this ASU is effective for annual periods beginning after December 15, 2017, and interim reporting periods within that reporting period. Early adoption is permitted. FCX will adopt this ASU on January 1, 2018, and does not expect it to have a material impact on its presentation of the statements of operations.

NOTE 13. SUBSEQUENT EVENTS

FCX evaluated events after September 30, 2017, and through the date the consolidated financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these consolidated financial statements.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan INC.

We have reviewed the consolidated balance sheet of Freeport-McMoRan Inc. as of September 30, 2017, and the related consolidated statements of operations and comprehensive income (loss) for the three- and nine-month periods ended September 30, 2017 and 2016, the consolidated statements of cash flows for the nine-month periods ended September 30, 2017 and 2016, and the consolidated statement of equity for the nine-month period ended September 30, 2017. These financial statements are the responsibility of the Company’s management.

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
November 7, 2017

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In Management’s Discussion and Analysis of Financial Condition and Results of Operations, “we,” “us” and “our” refer to Freeport-McMoRan Inc. (FCX) and its consolidated subsidiaries. You should read this discussion in conjunction with our consolidated financial statements, the related Management’s Discussion and Analysis of Financial Condition and Results of Operations and the discussion of our Business and Properties in our annual report on Form 10-K for the year ended December 31, 2016, filed with the United States (U.S.) Securities and Exchange Commission (SEC). The results of operations reported and summarized below are not necessarily indicative of future operating results (refer to “Cautionary Statement” for further discussion). References to “Notes” are Notes included in our Notes to Consolidated Financial Statements. Throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations, all references to earnings or losses per share are on a diluted basis. Additionally, in accordance with accounting guidelines, TF Holdings Limited (TFHL), through which we held a controlling interest in the Tenke Fungurume (Tenke) mine until it was sold on November 16, 2016, is reported as a discontinued operation for all periods presented.

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

Net income (loss) attributable to common stock totaled $280 million in third-quarter 2017, $217 million in third-quarter 2016, $776 million for the first nine months of 2017 and $(4.4) billion for the first nine months of 2016. The 2017 periods, compared with the 2016 periods, benefited from higher copper prices and higher gold sales volumes, partly offset by lower copper sales volumes and higher tax expense. The 2017 periods also include a net charge of $188 million for accruals related to Peruvian government claims for disputed royalties (refer to “Operations – South America Mining” for further discussion). The first nine months of 2016 included significant charges for the impairment of oil and gas properties and other oil and gas charges for drillship settlements/idle rig costs, inventory adjustments, asset impairment and restructuring, partly offset by net gains on sales of assets. Refer to “Consolidated Results” for further discussion.

At September 30, 2017, we had $5.0 billion in consolidated cash and cash equivalents and $14.8 billion in total debt. We had no borrowings and $3.5 billion available under our revolving credit facility. Refer to Note 6 for further discussion of debt.

We continue to manage production, exploration and administrative costs and capital spending and, subject to commodity prices and operational results, expect to generate operating cash flows in excess of capital expenditures for the years 2017 and 2018.

We believe that we have a high-quality portfolio of long-lived copper assets positioned to generate long-term value. We are pursuing opportunities to enhance our mines’ net present values, and we continue to advance studies for future development of our copper resources, the timing of which will be dependent on market conditions.

In August 2017, we reached an understanding with the Indonesian government on a framework that would resolve PT Freeport Indonesia’s (PT-FI) long-term operating rights. This framework includes (i) conversion from the Contract of Work (COW) to a new operating license (IUPK) providing PT-FI with long-term operating rights through 2041, (ii) Indonesian government certainty of fiscal and legal terms during the term of the IUPK, (iii) PT-FI commitment to construct a new smelter in Indonesia within five years of reaching a definitive agreement, and (iv) divestment of 51 percent of the project area interests to Indonesian participants at fair market value structured so that we retain control over operations and governance of PT-FI.

The framework requires documentation and execution of a definitive agreement, which must be approved by our Board of Directors (Board) and joint venture partner Rio Tinto. The parties continue to negotiate to reach agreement on important aspects of implementation of the framework, including the timing and process of divestment, governance matters, and the determination of fair market value, and to complete documentation on a comprehensive agreement for PT-FI’s operations through 2041. The parties have expressed a mutual objective of completing the negotiations and documentation during 2017. In October 2017, the Indonesian government extended PT-FI’s export rights to December 31, 2017, while negotiations to reach and document a comprehensive long-term definitive agreement based on the agreed framework continue. Until a definitive agreement is reached, PT-FI has reserved all rights under its COW, including pursuing arbitration under the dispute resolution provisions. Refer to “Operations – Indonesia Mining” for further discussion.

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

Refer to “Operations – Indonesia Mining” for further discussion of Indonesia regulatory matters, which could have a significant impact on future results.

Sales Volumes
Following are our projected consolidated sales volumes for the year 2017:

Copper (millions of recoverable pounds):
North America copper mines	1,470
South America mining	1,230
Indonesia mining	1,010
Total	3,710

Gold (thousands of recoverable ounces)	1,600
Molybdenum (millions of recoverable pounds)	94	[a]

a.	Projected molybdenum sales include 34 million pounds produced by our Molybdenum mines and 60 million pounds produced by our North America and South America copper mines.

Consolidated sales volumes for fourth-quarter 2017 are expected to approximate 1.0 billion pounds of copper, 625 thousand ounces of gold and 23 million pounds of molybdenum.

Projected sales volumes are dependent on operational performance and other factors. For other important factors that could cause results to differ materially from projections, refer to “Cautionary Statement.”

Unit Net Cash Costs
Assuming average prices of $1,300 per ounce of gold and $8.00 per pound of molybdenum for fourth-quarter 2017 and achievement of current sales volume and cost estimates, consolidated unit net cash costs (net of by-product credits) for our copper mines are expected to average $1.19 per pound of copper for the year 2017. The impact of price changes for fourth-quarter 2017 on consolidated unit net cash costs would approximate $0.01 per pound for each $50 per ounce change in the average price of gold and $0.005 per pound for each $2 per pound change in the average price of molybdenum. Quarterly unit net cash costs vary with fluctuations in sales volumes and realized prices, primarily for gold and molybdenum. Refer to “Consolidated Results – Production and Delivery Costs” for further discussion of consolidated production costs for our mining operations.

Consolidated Operating Cash Flow
Our consolidated operating cash flows vary with sales volumes, prices realized from copper, gold and molybdenum sales, production costs, income taxes, other working capital changes and other factors. Based on current sales volume and cost estimates, and assuming average prices of $3.00 per pound of copper, $1,300 per ounce of gold and $8.00 per pound of molybdenum for fourth-quarter 2017, our consolidated operating cash flows are estimated to approximate $4.3 billion for the year 2017 (including $0.5 billion in working capital sources and tax payments). Projected consolidated operating cash flows for the year 2017 also reflect an estimated income tax provision of $1.3 billion (refer to “Consolidated Results – Income Taxes” for further discussion of our projected income tax rate for the year 2017). The impact of price changes during fourth-quarter 2017 on operating cash flows would approximate $80 million for each $0.10 per pound change in the average price of copper, $20 million for each $50 per ounce change in the average price of gold and $15 million for each $2 per pound change in the average price of molybdenum.

Consolidated Capital Expenditures
Consolidated capital expenditures are expected to approximate $1.5 billion for the year 2017, including $0.9 billion for major mining projects, primarily for underground development activities at Grasberg. As a result of regulatory uncertainty, PT-FI has slowed investments in its underground development projects. If PT-FI is unable to reach a definitive agreement with the Indonesian government on its long-term mining rights, we intend to reduce or defer investments significantly in underground development projects.

MARKETS

World prices for copper, gold and molybdenum can fluctuate significantly. During the period from January 2007 through September 2017, the London Metal Exchange (LME) spot copper price varied from a low of $1.26 per pound in 2008 to a record high of $4.60 per pound in 2011; the London Bullion Market Association (London) PM gold price fluctuated from a low of $608 per ounce in 2007 to a record high of $1,895 per ounce in 2011; and the Metals Week Molybdenum Dealer Oxide weekly average price ranged from a low of $4.46 per pound in 2015 to a high of $33.88 per pound in 2008. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in “Risk Factors” contained in Part I, Item 1A. of our annual report on Form 10-K for the year ended December 31, 2016.

LME Copper Prices
Through September 30, 2017
LME Copper Prices
Exchange Stocks
000s of metric tons
Dollars per pound
1,600
1,400
1,200
1,000
800
600
400
200
0
$5.00
$4.50
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$0.00
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017

This graph presents LME spot copper prices and the combined reported stocks of copper at the LME, Commodity Exchange Inc. (COMEX), a division of the New York Mercantile Exchange (NYMEX), and the Shanghai Futures Exchange from January 2007 through September 2017. Beginning in mid-2014, copper prices declined because of concerns about slowing growth rates in China, a stronger U.S. dollar and a broad-based decline in commodity prices, but began to improve in fourth-quarter 2016 and into 2017. During third-quarter 2017, LME spot copper prices ranged from a low of $2.62 per pound to a high of $3.13 per pound, averaged $2.88 per pound, and closed at $2.94 per pound on September 30, 2017. The LME spot copper price was $3.09 per pound on October 31, 2017.

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

London Gold Prices

Through September 30, 2017

$1,850
$1,650
$1,450
$1,250
$1,050
$850
$650
$450
$250
Dollars per ounce
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017

This graph presents London PM gold prices from January 2007 through September 2017. An improving economic outlook, stronger U.S. dollar and positive equity performance contributed to lower demand for gold since 2014. During third-quarter 2017, London PM gold prices ranged from a low of $1,211 per ounce to a high of $1,346 per ounce, averaged $1,278 per ounce, and closed at $1,283 per ounce on September 30, 2017. The London PM gold price was $1,270 per ounce on October 31, 2017.
This graph presents the Metals Week Molybdenum Dealer Oxide weekly average prices from January 2007 through September 2017. Molybdenum prices declined beginning in mid-2014 because of weaker demand from global steel and stainless steel producers but have rebounded slightly starting in mid-2016. During third-quarter 2017, the weekly average price of molybdenum ranged from a low of $7.11 per pound to a high of $8.88 per pound, averaged $8.14 per pound, and was $8.49 per pound on September 30, 2017. The Metals Week Molybdenum Dealer Oxide weekly average price was $8.38 per pound on October 31, 2017.

CONSOLIDATED RESULTS

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
SUMMARY FINANCIAL DATA	(in millions, except per share amounts)
Revenues[a,b]	$4,310		$3,877		$11,362		$10,453
Operating income (loss)[a,c,d,e,f]	$917	[g]	$359	[h]	$2,166	[g]	$(3,495)	[h]
Net income (loss) from continuing operations[i,j,k]	$242		$292		$836		$(4,034)
Net income (loss) from discontinued operations[l]	$3		$(6)		$50		$(191)
Net income (loss) attributable to common stock	$280		$217		$776		$(4,446)
Diluted net income (loss) per share of common stock:
Continuing operations	$0.19		$0.18		$0.50		$(3.27)
Discontinued operations	—		(0.02)		0.03		(0.18)
	$0.19		$0.16		$0.53		$(3.45)
Diluted weighted-average common shares outstanding	1,454		1,351		1,453		1,289

Operating cash flows[m]	$1,189		$980		$3,018		$2,594
Capital expenditures	$314		$494		$1,020		$2,309
At September 30:
Cash and cash equivalents	$4,957		$1,086		$4,957		$1,086
Total debt, including current portion	$14,782		$18,882		$14,782		$18,882

a.As further detailed in Note 10, following is a summary of revenues and operating income (loss) by operating division (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues	2017	2016	2017	2016
North America copper mines	$1,105	$1,084	$3,348	$3,280
South America mining	1,023	671	2,626	2,019
Indonesia mining	1,121	986	2,720	2,073
Molybdenum mines	65	46	199	136
Rod & Refining	1,145	937	3,312	2,842
Atlantic Copper Smelting & Refining	555	445	1,413	1,363
Corporate, other & eliminations	(704)	(292)	(2,256)	(1,260)
Total revenues	$4,310	$3,877	$11,362	$10,453

Operating income (loss)
North America copper mines	$349	$213	$956	$1,190
South America mining	128	111	532	371
Indonesia mining	547	374	1,023	501
Molybdenum mines	(13)	(26)	(28)	(74)
Rod & Refining	2	4	6	15
Atlantic Copper Smelting & Refining	11	17	10	53
Corporate, other & eliminations	(107)	(334)	(333)	(5,551)
Total operating income (loss)	$917	$359	$2,166	$(3,495)

b.
Includes favorable (unfavorable) adjustments to provisionally priced concentrate and cathode copper sales recognized in prior periods totaling $95 million ($39 million to net income attributable to common stock or $0.03 per share) in third-quarter 2017, $(15) million ($(7) million to net income attributable to common stock or $(0.01) per share) in third-quarter 2016, $81 million ($35 million to net income attributable to common stock or $0.02 per share) for the first nine months of 2017 and $5 million ($2 million to net loss attributable to common stock or less than $0.01 per share) for the first nine months of 2016. Refer to “Revenues” for further discussion.

c.
Includes net (credits) charges to mining operations totaling $(4) million ($(4) million to net income attributable to common stock or less than $(0.01) per share) in third-quarter 2017, $40 million ($40 million to net income attributable to common stock or $0.02 per share) in third-quarter 2016, $24 million ($24 million to net income attributable to common stock or $0.02 per share) for the first nine months of 2017 and $44 million ($44 million to net loss attributable to common stock or $0.03 per share) for the first nine months of 2016, primarily for inventory adjustments and asset impairment/retirement.

d.
Includes net credits to oil and gas operations totaling $4 million ($4 million to net income attributable to common stock or less than $0.01 per share) in third-quarter 2017 and $8 million ($8 million to net income attributable to common stock or

$0.01 per share) for the first nine months of 2017, primarily related to drillship settlements, and net charges of $49 million ($49 million to net income attributable to common stock or $0.03 per share) in third-quarter 2016 and $980 million ($980 million to net loss attributable to common stock or $0.76 per share) for the first nine months of 2016, for drillship settlements, inventory adjustments, asset impairment and restructuring charges.

e.
Includes a net gain on sales of assets totaling $33 million ($33 million to net income attributable to common stock or $0.02 per share) in third-quarter 2017 and $66 million ($66 million to net income attributable to common stock or $0.05 per share) for the first nine months of 2017, primarily associated with oil and gas transactions and $13 million ($13 million to net income attributable to common stock or $0.01 per share) in third quarter 2016 and $762 million ($757 million to net loss attributable to common stock or $0.59 per share) for the first nine months of 2016, primarily associated with the sales of a 13 percent undivided interest in the Morenci unincorporated joint venture and our interest in the Timok exploration project in Serbia.

f.
Includes net charges (credits) to environmental obligations and related litigation reserves totaling $64 million ($64 million to net income attributable to common stock or $0.04 per share) in third-quarter 2017, $(12) million ($(12) million to net income attributable to common stock or $(0.01) per share) in third-quarter 2016, $53 million ($53 million to net income attributable to common stock or $0.04 per share) for the first nine months of 2017 and $(11) million ($(11) million to net loss attributable to common stock or $(0.01) per share) for the first nine months of 2016. Refer to Note 9 for further discussion.

g.
Includes a charge of $357 million ($188 million to net income attributable to common stock or $0.13 per share) in the third-quarter and first nine months of 2017 associated with disputed Cerro Verde royalties for prior years as well as net charges of $9 million ($5 million to net income attributable to common stock or less than $0.01 per share) in third-quarter 2017 and $117 million ($62 million to net income attributable to common stock or $0.04 per share) for the first nine months of 2017 associated with workforce reductions at PT-FI.

h.
Includes $239 million ($239 million to net income attributable to common stock or $0.18 per share) in third-quarter 2016 and $4.3 billion ($4.3 billion to net loss attributable to common stock or $3.35 per share) for the first nine months of 2016 to reduce the carrying value of oil and gas properties pursuant to full cost accounting rules.

i.
Includes net gains on exchanges and early extinguishment of debt totaling $11 million ($11 million to net income attributable to common stock or $0.01 per share) in third-quarter 2017, $15 million ($15 million to net income attributable to common stock or $0.01 per share) in third-quarter 2016, $8 million ($8 million to net income attributable to common stock or $0.01 per share) for the first nine months of 2017 and $51 million ($51 million to net loss attributable to common stock or $0.04 per share) for the first nine months of 2016.

j.	We defer recognizing profits on intercompany sales until final sales to third parties occur. Refer to “Operations – Smelting & Refining” for a summary of net impacts from changes in these deferrals.

k.
Includes net tax (charges) credits of $(10) million ($(0.01) per share) in third-quarter 2017 and $21 million ($0.01 per share) for the first nine months of 2017 associated with alternative minimum tax credit carryforwards, and $332 million ($0.24 per share) in third-quarter 2016 and $290 million ($0.22 per share) for the first nine months of 2016 associated with alternative minimum tax credits, changes to valuation allowances and net operating loss carryback claims.

l.
Net income from discontinued operations for the third quarter and first nine months of 2017 primarily reflects adjustments to the fair value of the potential $120 million in contingent consideration related to the November 2016 sale of our interest in TFHL, which totaled $58 million at September 30, 2017, and will continue to be adjusted through December 31, 2019. Net loss from discontinued operations for the third quarter and first nine months of 2016 includes an estimated loss of $5 million (less than $0.01 per share) and $182 million ($0.14 per share), respectively, on the sale of our interest in TFHL. Refer to Note 2 for a summary of the components of net income (loss) from discontinued operations.

m.
Includes net working capital sources and changes in tax payments of $52 million in third-quarter 2017, $8 million in third-quarter 2016, $395 million for the first nine months of 2017 and $483 million for the first nine months of 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016[a]	2017	2016[a]
SUMMARY OPERATING DATA
Copper (millions of recoverable pounds)
Production	996	1,093	2,730	3,091
Sales, excluding purchases	932	1,113	2,683	3,100
Average realized price per pound	$2.94	$2.19	$2.79	$2.17
Site production and delivery costs per pound[b]	$1.57	$1.37	$1.60	$1.42
Unit net cash costs per pound[b]	$1.21	$1.14	$1.26	$1.28
Gold (thousands of recoverable ounces)
Production	418	308	1,010	658
Sales, excluding purchases	355	317	969	674
Average realized price per ounce	$1,290	$1,327	$1,261	$1,292
Molybdenum (millions of recoverable pounds)
Production	24	19	70	58
Sales, excluding purchases	22	16	71	52
Average realized price per pound	$9.22	$9.14	$9.18	$8.36
Oil Equivalents
Sales volumes
Oil (millions of barrels (MMBbls))	0.4	9.1	1.4	26.1
Natural gas (billion cubic feet (Bcf))	3.1	13.8	13.3	52.2
Natural gas liquids (MMBbls)	—	0.6	0.2	1.8
Million barrels of oil equivalent (MMBOE)	1.0	12.0	3.8	36.6
Thousand BOE (MBOE) per day	11	131	14	133

a.
Excludes the results of the Tenke mine, which was sold in November 2016 and is reported as a discontinued operation. Copper sales from the Tenke mine totaled 118 million pounds in third-quarter 2016 and 365 million for the first nine months of 2016.

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

Revenues
Consolidated revenues totaled $4.3 billion in third-quarter 2017 and $11.4 billion for the first nine months of 2017, compared with $3.9 billion in third-quarter 2016 and $10.5 billion for the first nine months of 2016. Revenues from our mining operations primarily include the sale of copper concentrate, copper cathode, copper rod, gold in concentrate and molybdenum. Revenues from our oil and gas operations, most of which were sold in 2016, include the sale of oil, natural gas and natural gas liquids (NGLs).

Following is a summary of changes in our consolidated revenues between periods (in millions):

	Three Months Ended September 30	Nine Months Ended September 30

Revenues - 2016 period	$3,877	$10,453
(Lower) higher sales volumes:
Copper	(394)	(903)
Gold	50	381
Molybdenum	56	161
Oil and gas	(394)	(1,031)
Higher (lower) average realized prices:
Copper	700	1,664
Gold	(13)	(29)
Molybdenum	2	59
Net adjustments for prior period provisionally priced copper sales	110	76
Lower treatment charges	38	83
Higher revenues from purchased copper	87	256
Higher Atlantic Copper revenues	110	50
Other, including intercompany eliminations	81	142
Revenues - 2017 period	$4,310	$11,362

Sales Volumes. Consolidated copper sales decreased to 932 million pounds in third-quarter 2017, compared with 1.1 billion pounds in third-quarter 2016, primarily reflecting lower ore grades in North America and Indonesia and the timing of shipments. Consolidated copper sales decreased to 2.7 billion pounds for the first nine months of 2017, compared with 3.1 billion pounds for the first nine months of 2016, primarily reflecting lower ore grades in North America and the impact of the May 2016 sale of an additional 13 percent interest in Morenci.

Consolidated gold sales volumes increased to 355 thousand ounces in third-quarter 2017 and 969 thousand ounces for the first nine months of 2017, compared with 317 thousand ounces in third-quarter 2016 and 674 thousand ounces for the first nine months of 2016, primarily reflecting higher ore grades in Indonesia.

Consolidated molybdenum sales volumes increased to 22 million pounds in third-quarter 2017 and 71 million pounds for the first nine months of 2017, compared with 16 million pounds in third-quarter 2016 and 52 million pounds for the first nine months of 2016, primarily reflecting higher demand.

Refer to “Operations” for further discussion of sales volumes at our mining operations.

Oil and gas sales volumes of 1.0 MMBOE in third-quarter 2017 and 3.8 MMBOE for the first nine months of 2017, were lower than oil and gas sales volumes of 12.0 MMBOE in third-quarter 2016 and 36.6 MMBOE for the first nine months of 2016, primarily reflecting the sales of significant oil and gas properties in 2016.

Realized Prices. Our consolidated revenues can vary significantly as a result of fluctuations in the market prices of copper, gold and molybdenum. Third-quarter 2017 average realized prices, compared with third-quarter 2016, were 34 percent higher for copper, 3 percent lower for gold and 1 percent higher for molybdenum, and average realized prices for the first nine months of 2017, compared with the first nine months of 2016, were 29 percent higher for copper, 2 percent lower for gold and 10 percent higher for molybdenum. Refer to “Markets” for further discussion.

Provisionally Priced Copper Sales. Substantially all of our copper concentrate and cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) based primarily on quoted LME monthly average spot copper prices. We receive market prices based on prices in the specified future period, which results in price fluctuations recorded through revenues until the date of settlement. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on our provisionally priced concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until final pricing on the date of settlement. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs. Favorable (unfavorable)

impacts of net adjustments to prior periods’ provisionally priced copper sales from continuing operations totaled $95 million in third-quarter 2017 and $81 million for the first nine months of 2017, compared with $(15) million in third-quarter 2016 and $5 million for the first nine months of 2016, primarily reflecting higher copper prices in the 2017 periods.

At September 30, 2017, we had provisionally priced copper sales at our copper mining operations totaling 338 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average of $2.93 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the September 30, 2017, provisional price recorded would have an approximate $11 million effect on our 2017 net income attributable to common stock. The LME spot copper price was $3.09 per pound on October 31, 2017.

Treatment Charges. Revenues from our concentrate sales are recorded net of treatment charges. Lower treatment charges in the 2017 periods, compared with the 2016 periods, primarily reflect lower concentrate sales volumes at North America copper mines.

Purchased Copper. We purchase copper cathode primarily for processing by our Rod & Refining operations. In addition to higher copper prices, we had higher purchased copper volumes in the 2017 periods (75 million pounds in third-quarter 2017 and 195 million for the first nine months of 2017, compared with 61 million pounds in third-quarter 2016 and 131 million pounds for the first nine months of 2016).

Atlantic Copper Revenues. Atlantic Copper revenues totaled $555 million in third-quarter 2017 and $1.4 billion for the first nine months of 2017, compared with $445 million in third-quarter 2016 and $1.4 billion for the first nine months of 2016. Higher revenues in third-quarter 2017, compared with third-quarter 2016, primarily reflect higher copper prices.

Production and Delivery Costs
Consolidated production and delivery costs totaled $2.8 billion in third-quarter 2017, $2.5 billion in third-quarter 2016, $7.5 billion for the first nine months of 2017 and $8.0 billion for the first nine months of 2016. Production and delivery costs for the third quarter and first nine months of 2017 included charges totaling $216 million at Cerro Verde associated with disputed royalties for prior years (refer to “Operations – South America Mining” for further discussion). Production and delivery costs for the first nine months of 2016 included charges totaling $942 million at oil and gas operations primarily for drillship settlements and inventory adjustments.

Mining Unit Site Production and Delivery Costs. Site production and delivery costs for our copper mining operations primarily include labor, energy and commodity-based inputs, such as sulphuric acid, reagents, liners, tires and explosives. Consolidated unit site production and delivery costs (before net noncash and other costs) for our copper mines averaged $1.57 per pound of copper in third-quarter 2017 and $1.60 per pound of copper for the first nine months of 2017, compared with $1.37 per pound of copper in third-quarter 2016 and $1.42 per pound of copper for the first nine months of 2016. Higher consolidated unit site production and delivery costs for the 2017 periods, compared with the 2016 periods, primarily reflect lower copper sales volumes. Refer to “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements.

Depreciation, Depletion and Amortization
Depreciation will vary under the unit-of-production (UOP) method as a result of changes in sales volumes and the related UOP rates at our individual mines. Consolidated depreciation, depletion and amortization (DD&A) totaled $418 million in third-quarter 2017 and $1.3 billion for the first nine months of 2017, compared with $643 million in third-quarter 2016 and $1.9 billion for the first nine months of 2016. Lower DD&A in the 2017 periods, compared with the 2016 periods, primarily reflects lower DD&A from oil and gas operations resulting from sales of significant oil and gas properties in 2016.

Impairment of Oil and Gas Properties
The review of the carrying value of our oil and gas properties for impairment under full cost accounting rules resulted in the recognition of impairment charges totaling $239 million for third-quarter 2016 and $4.3 billion for the first nine months of 2016.

Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses totaled $106 million in third-quarter 2017, $110 million in third-quarter 2016, $366 million for the first nine months of 2017 and $408 million for the first nine months of 2016. Selling, general and administrative expenses include net oil and gas-related charges totaling $17 million for the first nine months of 2017 for contract termination and $38 million for the first nine months of 2016 for restructuring.

Consolidated selling, general and administrative expenses were net of capitalized general and administrative expenses at our oil and gas operations totaling $16 million in third-quarter 2016 and $66 million for the first nine months of 2016.

Mining Exploration and Research Expenses
Consolidated exploration and research expenses for our mining operations totaled $27 million in third-quarter 2017, $13 million in third-quarter 2016, $61 million for the first nine months of 2017 and $46 million for the first nine months of 2016. Our mining exploration activities are generally associated with our existing mines and focus on opportunities to expand reserves and resources to support development of additional future production capacity. Exploration results continue to indicate opportunities for significant future potential reserve additions in North America and South America. Exploration spending is expected to approximate $75 million for the year 2017.

Environmental Obligations and Shutdown Costs
Environmental obligation costs reflect net revisions to our long-term environmental obligations, which vary from period to period because of changes to environmental laws and regulations, the settlement of environmental matters and/or circumstances affecting our operations that could result in significant changes in our estimates. Shutdown costs include care-and-maintenance costs and any litigation, remediation or related expenditures associated with closed facilities or operations. Net charges (credits) for environmental obligations and shutdown costs totaled $73 million in third-quarter 2017, $(3) million in third-quarter 2016, $81 million for the first nine months of 2017 and $18 million for the first nine months of 2016. Refer to Note 9 for further discussion.

Net Gain on Sales of Assets
Net gain on sales of assets totaled $33 million in third-quarter 2017 and $66 million for the first nine months of 2017, primarily associated with oil and gas transactions. Net gain on sales of assets totaled $13 million in third-quarter 2016 and $762 million for the first nine months of 2016, primarily associated with the sales of a 13 percent undivided interest in the Morenci unincorporated joint venture and a portion of our interest in the Timok exploration project in Serbia.

Interest Expense, Net
Interest expense, net, for the third quarter and first nine months of 2017 includes $141 million associated with disputed Cerro Verde royalties (refer to Note 9 for additional discussion). Consolidated interest costs (before capitalization and excluding interest expense associated with disputed Cerro Verde royalties) totaled $196 million in third-quarter 2017, $211 million in third-quarter 2016, $583 million for the first nine months of 2017 and $647 million for the first nine months of 2016. Lower interest cost for the 2017 periods, compared to the 2016 periods, reflects a decrease in total debt .

Capitalized interest varies with the level of expenditures for our development projects and average interest rates on our borrowings and totaled $33 million in third-quarter 2017, $24 million in third-quarter 2016, $91 million for the first nine months of 2017 and $73 million for the first nine months of 2016.

Income Taxes
Following is a summary of the approximate amounts used in the calculation of our consolidated income tax provision from continuing operations for the 2017 and 2016 periods (in millions, except percentages):

	Nine Months Ended September 30,
	2017					2016
	Income (Loss)[a]	Effective Tax Rate		Income Tax Benefit (Provision)		Income (Loss)[a]	Effective Tax Rate	Income Tax Benefit (Provision)
U.S.	$66	(40)%		$27	[b]	$(616)	47%	$292	[c]
South America	709	42%		(296)		290	39%	(114)
Indonesia	1,035	42%		(435)		544	39%	(212)
Cerro Verde royalty dispute	(357)	N/A		(2)	[d]	—	N/A	—
Impairment of oil and gas properties	—	N/A		—		(4,317)	38%	1,632
Valuation allowance, net	—	N/A		—		—	N/A	(1,632)	[e]
Eliminations and other	124	N/A		(38)		135	N/A	(46)
Rate adjustment[f]	—	N/A		(3)		—	N/A	1
Consolidated FCX	$1,577	47%	[g]	$(747)		$(3,964)	(2)%	$(79)

a.	Represents income (loss) from continuing operations by geographic location before income taxes and equity in affiliated companies’ net earnings.

b.	Includes net tax credits of $21 million associated with alternative minimum tax credit carryforwards.

c.	Includes net tax credits of $290 million associated with alternative minimum tax credits, changes to valuation allowances and net operating loss carryback claims.

d.
Includes tax charges of $127 million for disputed royalties and other related mining taxes for the period October 2011 through the year 2013 (when royalties were determined based on operating income), mostly offset by a tax benefit of $125 million associated with disputed royalties and other related mining taxes for the period December 2006 through the year 2013.

e.
As a result of the impairment to U.S. oil and gas properties, we recorded tax charges to establish valuation allowances against U.S. federal and state deferred tax assets that will not generate a future benefit.

f.	In accordance with applicable accounting rules, we adjust our interim provision for income taxes to equal our consolidated tax rate.

g.
The consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which we operate. Accordingly, variations in the relative proportions of jurisdictional income result in fluctuations to our consolidated effective income tax rate. Assuming achievement of current sales volume and cost estimates and average prices of $3.00 per pound for copper, $1,300 per ounce for gold and $8.00 per pound for molybdenum for fourth-quarter 2017, we estimate our consolidated effective tax rate related to continuing operations for the year 2017 will approximate 45 percent and would decrease with higher prices.

Net Income (Loss) from Discontinued Operations
In November 2016, we completed the sale of our interest in TFHL, through which we had an effective 56 percent interest in the Tenke copper and cobalt concessions in the Democratic Republic of Congo. In accordance with accounting guidelines, the results of TFHL have been reported as discontinued operations for all periods presented. Net income from discontinued operations totaled $3 million in third-quarter 2017 and $50 million for the first nine months of 2017, which primarily reflected adjustments to the fair value of the potential $120 million contingent consideration related to the sale, which totaled $58 million at September 30, 2017, and will continue to be adjusted through December 31, 2019. Net loss from discontinued operations of $6 million in third-quarter 2016 and $191 million for the first nine months of 2016 include an estimated loss on disposal of $5 million for third-quarter 2016 and $182 million for the first nine months of 2016. Refer to Note 2 for a summary of the components of net income (loss) from discontinued operations.

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

Through exploration drilling, we have identified a significant resource at our wholly owned Lone Star project located near the Safford operation in eastern Arizona. The Safford mine is expected to have copper production through 2024. Initial production from the Lone Star oxide ores could begin in 2021 assuming an approximate three-year development period and using existing infrastructure at the adjacent Safford operation. Total preliminary capital cost estimates for development, including mine equipment and pre-production stripping, approximates $850 million. Projected production from the Lone Star oxide ores would average approximately 200 million pounds of copper per year with an approximate 20-year mine life. Considering the long-term nature and size of the project, results could vary from these estimates. The project would also advance the potential for development of a larger-scale district opportunity. We have obtained regulatory approvals for this project and are assessing the timing to commence pre-stripping activities. We are conducting additional drilling as we continue to evaluate longer term opportunities available from the significant sulfide potential in the Lone Star/Safford minerals district.

Operating Data. Following is a summary of consolidated operating data for the North America copper mines for the third quarters and first nine months of 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating Data, Net of Joint Venture Interests
Copper (millions of recoverable pounds)
Production	375	455	1,151	1,411
Sales, excluding purchases	347	458	1,130	1,425
Average realized price per pound	$2.92	$2.19	$2.74	$2.18

Molybdenum (millions of recoverable pounds)
Production[a]	8	9	25	25

100% Operating Data
SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	655,600	681,400	681,200	764,900
Average copper ore grade (percent)	0.27	0.31	0.28	0.32
Copper production (millions of recoverable pounds)	280	316	839	921

Mill operations
Ore milled (metric tons per day)	297,200	300,500	300,000	299,900
Average ore grade (percent):
Copper	0.38	0.47	0.40	0.48
Molybdenum	0.03	0.03	0.03	0.03
Copper recovery rate (percent)	86.6	87.8	86.6	86.3
Copper production (millions of recoverable pounds)	167	216	527	661

a.	Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at the North America copper mines.

North America’s consolidated copper sales volumes of 347 million pounds in third-quarter 2017 and 1.1 billion pounds for the first nine months of 2017 were lower than third-quarter 2016 sales of 458 million pounds and 1.4 billion pounds for the first nine months of 2016, primarily reflecting lower ore grades. Additionally, third-quarter 2017 was impacted by the timing of shipments.
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

Gross Profit per Pound of Copper and Molybdenum
The following table summarizes unit net cash costs and gross profit per pound at our North America copper mines for the third quarters and first nine months of 2017 and 2016. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended September 30,
	2017			2016
	By- Product Method	Co-Product Method		By- Product Method	Co-Product Method
		Copper	Molyb- denum[a]		Copper	Molyb- denum[a]
Revenues, excluding adjustments	$2.92	$2.92	$7.59	$2.19	$2.19	$7.39

Site production and delivery, before net noncash and other costs shown below	1.67	1.56	5.58	1.44	1.34	5.51
By-product credits	(0.17)	—	—	(0.17)	—	—
Treatment charges	0.11	0.11	—	0.10	0.09	—
Unit net cash costs	1.61	1.67	5.58	1.37	1.43	5.51
DD&A	0.28	0.27	0.49	0.28	0.26	0.70
Noncash and other costs, net	0.04	0.04	0.05	0.06	0.05	0.13
Total unit costs	1.93	1.98	6.12	1.71	1.74	6.34
Revenue adjustments, primarily for pricing on prior period open sales	0.03	0.03	—	—	—	—
Gross profit per pound	$1.02	$0.97	$1.47	$0.48	$0.45	$1.05

Copper sales (millions of recoverable pounds)	345	345		457	457
Molybdenum sales (millions of recoverable pounds)[a]			8			9

	Nine Months Ended September 30,
	2017				2016
	By- Product Method		Co-Product Method		By- Product Method	Co-Product Method
			Copper	Molyb- denum[a]		Copper	Molyb- denum[a]
Revenues, excluding adjustments	$2.74		$2.74	$7.57	$2.18	$2.18	$6.24

Site production and delivery, before net noncash and other costs shown below	1.59		1.50	5.62	1.41	1.34	4.86
By-product credits	(0.16)		—	—	(0.12)	—	—
Treatment charges	0.11		0.10	—	0.11	0.10	—
Unit net cash costs	1.54		1.60	5.62	1.40	1.44	4.86
DD&A	0.29		0.27	0.56	0.29	0.27	0.61
Noncash and other costs, net	0.06	[b]	0.06	0.06	0.05	0.05	0.06
Total unit costs	1.89		1.93	6.24	1.74	1.76	5.53
Revenue adjustments, primarily for pricing on prior period open sales	—		—	—	—	—	—
Gross profit per pound	$0.85		$0.81	$1.33	$0.44	$0.42	$0.71

Copper sales (millions of recoverable pounds)	1,127		1,127		1,421	1,421
Molybdenum sales (millions of recoverable pounds)[a]				25			25

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes $21 million ($0.02 per pound of copper) for asset impairment charges at Morenci.

Our North America copper mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) for the North America copper mines of $1.61 per pound of copper in third-quarter 2017 and $1.54 per pound for the first nine months of 2017 were higher than unit net cash costs of $1.37 per pound in third-quarter 2016 and $1.40 per pound for the first nine months of 2016, primarily reflecting lower sales volumes.

Because certain assets are depreciated on a straight-line basis, North America’s average unit depreciation rate may vary with asset additions and the level of copper production and sales.

Average unit net cash costs (net of by-product credits) for our North America copper mines are expected to approximate $1.58 per pound of copper for the year 2017, based on achievement of current sales volume and cost estimates and assuming an average molybdenum price of $8.00 per pound for fourth-quarter 2017. North America’s average unit net cash costs for the year 2017 would change by approximately $0.007 per pound for each $2 per pound change in the average price of molybdenum.

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

Cerro Verde Royalty Dispute. In October 2017, the Peruvian Supreme Court issued a ruling in favor of SUNAT, Peru’s national tax authority, that the assessments of royalties for the year 2008 on ore processed by the Cerro Verde concentrator were proper under Peruvian law.  As previously reported in our annual report on Form 10-K for the year ended December 31, 2016, SUNAT has assessed mining royalties on ore processed by the Cerro Verde concentrator for the period December 2006 to September 2011, which Cerro Verde has contested on the basis that its 1998 stability agreement exempts from royalties all minerals extracted from its mining concessions, irrespective of the method used for processing those minerals.

As a result of the unfavorable Peruvian Supreme Court decision on the 2008 royalty dispute, Cerro Verde recorded pre-tax charges totaling $357 million ($359 million including net tax charges and $188 million net of noncontrolling interests) in third-quarter 2017 associated with prior assessments and potential royalty and related assessments for December 2006 through the year 2013. Effective January 1, 2014, Cerro Verde entered into a new 15-year stability agreement and has been paying royalties in accordance with the new stability agreement.

Cerro Verde acted in good faith in applying the provisions of its 1998 stability agreement and continues to evaluate alternatives to defend its rights. Cerro Verde intends to seek a waiver available under Peruvian law of penalties and interest associated with this dispute and has not recorded charges for potential unpaid penalties and interest totaling $360 million ($193 million net of noncontrolling interests) at September 30, 2017, as we believe that Cerro Verde should be successful under Peruvian law in obtaining a waiver. Refer to Note 9 for additional discussion.

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

We continue to evaluate a major expansion at El Abra to process additional sulfide material and to achieve higher recoveries. Exploration results at El Abra indicate a significant sulfide resource, which could potentially support a major mill project similar to facilities recently constructed at Cerro Verde. Future investments will depend on technical studies, which are being advanced, economic factors and market conditions.

Operating Data. Following is a summary of consolidated operating data for our South America mining operations for the third quarters and first nine months of 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Copper (millions of recoverable pounds)
Production	328	317	932	986
Sales	327	323	923	973
Average realized price per pound	$2.95	$2.19	$2.82	$2.17

Molybdenum (millions of recoverable pounds)
Production[a]	8	5	21	14

SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	180,400	163,000	153,100	158,100
Average copper ore grade (percent)	0.36	0.41	0.37	0.41
Copper production (millions of recoverable pounds)	65	78	190	250

Mill operations
Ore milled (metric tons per day)	379,200	355,300	355,400	348,900
Average ore grade (percent):
Copper	0.44	0.41	0.44	0.42
Molybdenum	0.02	0.02	0.02	0.02
Copper recovery rate (percent)	80.9	84.4	82.7	86.1
Copper production (millions of recoverable pounds)	263	239	742	736

a.	Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at Cerro Verde.

South America’s consolidated copper sales volumes of 327 million pounds in third-quarter 2017 approximated third-quarter 2016 sales of 323 million pounds. South America’s lower consolidated copper sales volumes of 923 million pounds for the first nine months of 2017, compared with 973 million pounds for the first nine months of 2016, reflect the Cerro Verde operation being unfavorably impacted by unusually high rainfall and a 21-day labor strike during first-quarter 2017.

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

Gross Profit per Pound of Copper
The following table summarizes unit net cash costs and gross profit per pound of copper at the South America mining operations for the third quarters and first nine months of 2017 and 2016. Unit net cash costs per pound of copper are reflected under the by-product and co-product methods as the South America mining operations also had sales of molybdenum and silver. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended September 30,
	2017			2016
	By-Product Method		Co-Product Method	By-Product Method	Co-Product Method
Revenues, excluding adjustments	$2.95		$2.95	$2.19	$2.19

Site production and delivery, before net noncash and other costs shown below	1.60		1.50	1.27	1.20
By-product credits	(0.19)		—	(0.12)	—
Treatment charges	0.22		0.22	0.24	0.24
Royalty on metals	0.01		0.01	0.01	—
Unit net cash costs	1.64		1.73	1.40	1.44
DD&A	0.41		0.38	0.41	0.39
Noncash and other costs, net	0.69	[a]	0.63	0.01	0.01
Total unit costs	2.74		2.74	1.82	1.84
Revenue adjustments, primarily for pricing on prior period open sales	0.18		0.18	(0.02)	(0.02)
Gross profit per pound	$0.39		$0.39	$0.35	$0.33

Copper sales (millions of recoverable pounds)	327		327	323	323

	Nine Months Ended September 30,
	2017			2016
	By-Product Method		Co-Product Method	By-Product Method	Co-Product Method
Revenues, excluding adjustments	$2.82		$2.82	$2.17	$2.17

Site production and delivery, before net noncash and other costs shown below	1.55		1.45	1.23	1.17
By-product credits	(0.17)		—	(0.10)	—
Treatment charges	0.22		0.22	0.24	0.24
Royalty on metals	0.01		0.01	—	—
Unit net cash costs	1.61		1.68	1.37	1.41
DD&A	0.42		0.40	0.41	0.39
Noncash and other costs, net	0.25	[a]	0.23	0.02	0.02
Total unit costs	2.28		2.31	1.80	1.82
Revenue adjustments, primarily for pricing on prior period open sales	0.04		0.04	0.01	0.01
Gross profit per pound	$0.58		$0.55	$0.38	$0.36

Copper sales (millions of recoverable pounds)	923		923	973	973

a.
Includes charges totaling $216 million ($0.66 per pound of copper in third-quarter 2017 and $0.23 per pound of copper for the first nine months of 2017) associated with disputed Cerro Verde royalties for prior years.

Our South America mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) of $1.64 per pound of copper in third-quarter 2017 and $1.61 per pound for the first nine months of 2017 were higher than unit net cash costs of $1.40 per pound in third-quarter 2016 and $1.37 per pound for the first nine months of 2016, primarily reflecting higher mining, milling and employee costs at Cerro Verde.

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

Average unit net cash costs (net of by-product credits) for our South America mining operations are expected to approximate $1.64 per pound of copper for the year 2017, based on current sales volume and cost estimates and assuming an average price of $8.00 per pound of molybdenum for fourth-quarter 2017.

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

PT-FI produces copper concentrate that contains significant quantities of gold and silver. Substantially all of PT-FI’s copper concentrate is sold under long-term contracts, and during the first nine months of 2017, approximately half of PT-FI’s concentrate production was sold to PT Smelting, its 25-percent-owned smelter and refinery in Gresik, Indonesia.

Regulatory Matters. In January and February 2017, the Indonesian government issued new regulations to address the export of unrefined metals, including copper concentrate and anode slimes, and other matters related to the mining sector. The new regulations permit the continuation of copper concentrate exports for a five-year period through January 2022, subject to various conditions, including conversion from a contract of work to a special operating license (known as an IUPK, which does not provide the same level of fiscal and legal protections as PT-FI’s Contract of Work (COW), which remains in effect), a commitment to the completion of smelter construction in five years and payment of export duties to be determined by the Ministry of Finance. In addition, the new regulations enable application for an extension of operating rights five years before expiration of the IUPK and require foreign IUPK holders to divest a 51 percent interest in the licensed entity to Indonesian interests no later than the tenth year of production. Export licenses would be valid for one-year periods, subject to review every six months, depending on smelter construction progress.

Following the issuance of the January and February 2017 regulations and discussions with the Indonesian government, PT-FI advised the government that it was prepared to convert its COW to an IUPK, subject to obtaining an investment stability agreement providing contractual rights with the same level of legal and fiscal certainty enumerated under its COW, and provided that the COW would remain in effect until it is replaced by a mutually satisfactory alternative. PT-FI also committed to commence construction of a new smelter during a five-year timeframe, following approval of the extension of its long-term operating rights.

On January 12, 2017, PT-FI suspended exports in response to Indonesian regulations adopted in January 2014. In addition, as a result of labor disturbances and a delay in the renewal of its export license for anode slimes, PT Smelting’s operations were shut down from January 19, 2017, until early March 2017. On February 10, 2017, PT-FI was forced to suspend production as a result of limited storage capacity at PT-FI and PT Smelting. On April 21,

2017, the Indonesian government issued a permit to PT-FI that allowed exports to resume for a six-month period, and PT-FI commenced export shipments.

In mid-February 2017, pursuant to the COW’s dispute resolution process, PT-FI provided formal notice to the Indonesian government of an impending dispute listing the government’s breaches and violations of the COW. PT-FI continues to reserve its rights under these provisions.

As a result of the 2017 regulatory restrictions and uncertainties regarding long-term investment stability, PT-FI took actions to adjust its cost structure, slow investments in its underground development projects and new smelter, and place certain of its workforce on furlough programs.

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

In August 2017, we reached an understanding with the Indonesian government on a framework that would resolve PT-FI’s long-term operating rights. This framework includes (i) conversion from the COW to an IUPK providing PT-FI with long-term operating rights through 2041, (ii) Indonesian government certainty of fiscal and legal terms during the term of the IUPK, (iii) PT-FI commitment to construct a new smelter in Indonesia within five years of reaching a definitive agreement, and (iv) divestment of 51 percent of the project area interests to Indonesian participants at fair market value structured so that we retain control over operations and governance of PT-FI.

The framework requires documentation and execution of a definitive agreement, which must be approved by our Board and joint venture partner Rio Tinto. The parties continue to negotiate to reach agreement on important aspects of implementation of the framework, including the timing and process of divestment, governance matters, and the determination of fair market value, and to complete documentation on a comprehensive agreement for PT-FI’s extended operations through 2041. The parties have expressed a mutual objective of completing the negotiations and documentation during 2017.

In October 2017, the Indonesian government extended PT-FI’s export rights to December 31, 2017, while negotiations to reach and document a comprehensive long-term definitive agreement based on the agreed framework continue. Until a definitive agreement is reached, PT-FI has reserved all rights under its COW, including pursuing arbitration under the dispute resolution provisions.

We cannot predict whether PT-FI will be successful in reaching a satisfactory definitive agreement on the terms of its long-term mining rights. Refer to “Risk Factors” contained in Part I, Item 1A. of our annual report on Form 10-K for the year ended December 31, 2016, for further discussion of risks associated with our operations in Indonesia.

Operating and Development Activities. PT-FI is currently mining the final phase of the Grasberg open pit, which contains high copper and gold ore grades. PT-FI expects to mine high-grade ore over the next several quarters prior to transitioning to the Grasberg Block Cave underground mine in early 2019.

PT-FI has several projects in the Grasberg minerals district related to the development of its large-scale, long-lived, high-grade underground ore bodies. In aggregate, these underground ore bodies are expected to produce large-scale quantities of copper and gold following the transition from the Grasberg open pit. Assuming a definitive agreement is reached to support PT-FI’s long-term investment plans, estimated annual capital spending on these projects would average $1.0 billion per year ($0.8 billion per year net to PT-FI) over the next five years. Considering the long-term nature and size of these projects, actual costs could vary from these estimates. In response to market conditions and Indonesian regulatory uncertainty, timing of these expenditures continues to be reviewed. If PT-FI is unable to reach a definitive agreement with the Indonesian government on its long-term mining rights, we intend to reduce or defer investments significantly in our underground development projects and pursue arbitration under PT-FI’s COW.

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

Common Infrastructure and Grasberg Block Cave Mine. In 2004, PT-FI commenced its Common Infrastructure project to provide access to its large undeveloped underground ore bodies located in the Grasberg minerals district through a tunnel system located approximately 400 meters deeper than its existing underground tunnel system. In addition to providing access to our underground ore bodies, the tunnel system will enable PT-FI to conduct future exploration in prospective areas associated with currently identified ore bodies. The tunnel system was completed to the Big Gossan terminal, and the Big Gossan mine was brought into production in 2010. The Big Gossan underground mine is currently preparing to restart production. Development of the DMLZ and Grasberg Block Cave underground mines is advancing using the Common Infrastructure project tunnels as access.

The Grasberg Block Cave underground mine accounts for approximately half of our recoverable proven and probable reserves in Indonesia. Production from the Grasberg Block Cave underground mine is expected to commence in early 2019, following the end of mining of the Grasberg open pit. Targeted production rates once the Grasberg Block Cave mining operation reaches full capacity are expected to approximate 130,000-160,000 metric tons of ore per day. PT-FI is reviewing its operating plans to determine the optimum mine plan for the Grasberg Block Cave underground mine.

Aggregate mine development capital for the Grasberg Block Cave underground mine and associated Common Infrastructure is expected to approximate $6.3 billion (incurred between 2008 and 2022), with PT-FI’s share totaling approximately $5.8 billion. Aggregate project costs totaling $3.2 billion have been incurred through September 30, 2017, including $118 million during third-quarter 2017. As a result of regulatory uncertainty, PT-FI has slowed investments in its underground development projects. If PT-FI is unable to reach a definitive agreement with the Indonesian government on its long-term mining rights, we intend to reduce or defer investments significantly in our underground development projects and pursue arbitration under PT-FI’s COW.

DMLZ. The DMLZ ore body lies below the DOZ mine at the 2,590-meter elevation and represents the downward continuation of mineralization in the Ertsberg East Skarn system and neighboring Ertsberg porphyry. In September 2015, PT-FI initiated pre-commercial production that represents ore extracted during the development phase for the purpose of obtaining access to the ore body. In June 2017, production from the DMLZ underground mine was impacted by mining-induced seismic activity, which is not uncommon in block cave mining. To mitigate the impact of these events, PT-FI implemented a revised mine sequence and start-up plan in third-quarter 2017. PT-FI expects DMLZ to ramp up to full capacity of 80,000 metric tons of ore per day in 2021, but at a slower pace than previous estimates.

Drilling efforts continue to determine the extent of the ore body. Aggregate mine development capital costs for the DMLZ underground mine are expected to approximate $3.2 billion (incurred between 2009 and 2021), with PT-FI’s share totaling approximately $1.9 billion. Aggregate project costs totaling $2.1 billion have been incurred through September 30, 2017, including $62 million during third-quarter 2017. As a result of regulatory uncertainty, PT-FI has slowed investments in its underground development projects. If PT-FI is unable to reach a definitive agreement with the Indonesian government on its long-term mining rights, we intend to reduce or defer investments significantly in our underground development projects and pursue arbitration under PT-FI’s COW.

Other Matters. In late October 2017, Indonesia’s Ministry of Environment and Forestry (the Ministry) notified PT-FI of administrative sanctions related to certain activities the Ministry indicated are not reflected in its environmental permit. The Ministry also notified PT-FI that certain operational activities were inconsistent with factors set forth in its environmental permitting studies and that additional monitoring and improvements need to be undertaken related to air quality, water drainage, treatment and handling of certain wastes, and tailings management. PT-FI has been engaged in a process to update its permits through submissions and dialogue with the Ministry, which began in late 2014. PT-FI believes that it has submitted the required documentation to update its permits, and is in the process of addressing other points raised by the Ministry.

As further discussed in “Risk Factors” contained in Part I. Item 1A of our annual report on Form 10-K for the year ended December 31, 2016, in 2009, there were a series of shooting incidents within the PT-FI project area, with sporadic shooting incidents continuing through January 1, 2015. From August 2017 through November 3, 2017, there were six shooting incidents within the PT-FI project area and five shooting incidents in nearby areas, which resulted in one fatality and 12 injuries. The safety of our workforce is a critical concern, and PT-FI is working cooperatively with the Indonesian government to address security issues. We also continue to limit the use of the road leading to our mining and milling operations to secured convoys.

Operating Data. Following is a summary of consolidated operating data for our Indonesia mining operations for the third quarters and first nine months of 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating Data, Net of Joint Venture Interest
Copper (millions of recoverable pounds)
Production	293	321	647	694
Sales	258	332	630	702
Average realized price per pound	$2.95	$2.20	$2.81	$2.17

Gold (thousands of recoverable ounces)
Production	412	301	992	637
Sales	352	307	956	653
Average realized price per ounce	$1,290	$1,327	$1,261	$1,292

100% Operating Data
Ore milled (metric tons per day):[a]
Grasberg open pit	130,500	135,600	91,200	117,200
DOZ underground mine[b]	34,500	35,100	29,400	38,700
DMLZ underground mine	2,400	6,000	3,100	5,000
Grasberg Block Cave	4,200	2,800	3,600	2,600
Big Gossan underground mine	—	1,000	500	700
Total	171,600	180,500	127,800	164,200
Average ore grades:
Copper (percent)	0.91	1.02	1.00	0.86
Gold (grams per metric ton)	0.98	0.69	1.08	0.58
Recovery rates (percent):
Copper	91.1	91.4	91.6	90.5
Gold	84.7	82.7	84.9	81.4
Production:
Copper (millions of recoverable pounds)	277	327	670	736
Gold (thousands of recoverable ounces)	405	300	993	664

a.	Amounts represent the approximate average daily throughput processed at PT-FI’s mill facilities from each producing mine and from development activities that result in metal production.

b.	Ore milled from the DOZ underground mine is expected to ramp up to 60,000 metric tons of ore per day in 2018.

Indonesia mining’s consolidated copper sales volumes of 258 million pounds in third-quarter 2017 were lower than sales of 332 million pounds in third-quarter 2016, primarily reflecting lower copper ore grades and timing of shipments. Indonesia mining’s consolidated copper sales volumes of 630 million pounds for the first nine months of 2017 were lower than sales of 702 million pounds for the first nine months of 2016, primarily reflecting the impact of regulatory restrictions on PT-FI’s concentrate exports at the beginning of 2017 (see discussion above in “Regulatory Matters”).

Indonesia’s consolidated gold sales of 352 thousand ounces in third-quarter 2017 and 956 thousand ounces for the first nine months of 2017 were higher than sales of 307 thousand ounces in third-quarter 2016 and 653 thousand ounces for the first nine months of 2016, primarily reflecting higher gold ore grades, partly offset by timing of shipments.

During third-quarter 2017, PT-FI's labor productivity improved significantly following a recovery from disruptions that occurred in the first half of the year. Mining and milling rates improved throughout the quarter, and PT-FI continues to assess opportunities to advance mining of a section of high-grade material during 2018 and 2019 through open-pit mining rather than over time through the Grasberg Block Cave underground mine.

In October 2017, PT-FI and union officials commenced discussions for a new two-year labor agreement. The existing agreement will continue in effect until a new agreement is consummated.

Assuming achieving planned operating rates for fourth-quarter 2017, consolidated sales volumes from Indonesia mining are expected to approximate 1.0 billion pounds of copper and 1.6 million ounces of gold for the year 2017, compared with 1.1 billion pounds of copper and 1.1 million ounces of gold for the year 2016. At the Grasberg mine, the sequencing of mining areas with varying ore grades causes fluctuations in quarterly and annual production of copper and gold.

Indonesia mining’s projected sales volumes for the year 2017 are dependent on a number of factors, including operational performance, workforce productivity and the timing of shipments.

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

Gross Profit per Pound of Copper and per Ounce of Gold
The following table summarizes the unit net cash costs and gross profit per pound of copper and per ounce of gold at our Indonesia mining operations for the third quarters and first nine months of 2017 and 2016. Refer to “Product Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended September 30,
	2017				2016
	By-Product Method		Co-Product Method		By-Product Method		Co-Product Method
			Copper	Gold			Copper	Gold
Revenues, excluding adjustments	$2.95		$2.95	$1,290	$2.20		$2.20	$1,327

Site production and delivery, before net noncash and other costs shown below	1.41		0.87	383	1.37		0.86	520
Gold and silver credits	(1.80)		—	—	(1.29)		—	—
Treatment charges	0.27		0.17	74	0.27		0.17	104
Export duties	0.08		0.05	22	0.10		0.07	39
Royalty on metals	0.17		0.10	48	0.12		0.07	50
Unit net cash costs	0.13		1.19	527	0.57		1.17	713
DD&A	0.53		0.33	143	0.33		0.21	125
Noncash and other costs, net	0.09	[a]	0.06	25	0.05	[b]	0.03	19
Total unit costs	0.75		1.58	695	0.95		1.41	857
Revenue adjustments, primarily for pricing on prior period open sales	0.11		0.11	4	(0.02)		(0.02)	1
PT Smelting intercompany loss	(0.07)		(0.04)	(19)	(0.03)		(0.02)	(10)
Gross profit per pound/ounce	$2.24		$1.44	$580	$1.20		$0.75	$461

Copper sales (millions of recoverable pounds)	258		258		332		332
Gold sales (thousands of recoverable ounces)				352				307

	Nine Months Ended September 30,
	2017				2016
	By-Product Method		Co-Product Method		By-Product Method		Co-Product Method
			Copper	Gold			Copper	Gold
Revenues, excluding adjustments	$2.81		$2.81	$1,261	$2.17		$2.17	$1,292

Site production and delivery, before net noncash and other costs shown below	1.71		1.01	451	1.70		1.08	639
Gold and silver credits	(1.98)		—	—	(1.28)		—	—
Treatment charges	0.27		0.16	71	0.29		0.18	109
Export duties	0.10		0.06	26	0.09		0.06	34
Royalty on metals	0.16		0.09	47	0.12		0.07	48
Unit net cash costs	0.26		1.32	595	0.92		1.39	830
DD&A	0.59		0.35	156	0.40		0.25	152
Noncash and other costs, net	0.22	[a]	0.13	58	0.04	[b]	0.03	16
Total unit costs	1.07		1.80	809	1.36		1.67	998
Revenue adjustments, primarily for pricing on prior period open sales	0.06		0.06	9	—		—	25
PT Smelting intercompany loss	(0.03)		(0.01)	(7)	(0.01)		(0.01)	(4)
Gross profit per pound/ounce	$1.77		$1.06	$454	$0.80		$0.49	$315

Copper sales (millions of recoverable pounds)	630		630		702		702
Gold sales (thousands of recoverable ounces)				956				653

a.
Includes costs charged directly to production and delivery costs totaling $9 million ($0.03 per pound of copper) for third-quarter 2017 and $112 million ($0.18 per pound of copper) for the first nine months of 2017 as a result of workforce reductions.

b.	Includes asset retirement charges of $17 million ($0.05 per pound of copper in third-quarter 2016 and $0.02 per pound of copper for the first nine months of 2016).
A significant portion of PT-FI’s costs are fixed and unit costs vary depending on production volumes and other factors. Indonesia’s unit net cash costs (including gold and silver credits) of $0.13 per pound of copper in third-quarter 2017 and $0.26 per pound of copper for the first nine months of 2017 were lower than unit net cash costs of $0.57 per pound of copper in third-quarter 2016 and $0.92 per pound of copper for the first nine months of 2016, primarily reflecting higher gold and silver credits, partly offset by lower copper sales volumes.

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold.

PT-FI’s royalties totaled $43 million in third-quarter 2017, $40 million in third-quarter 2016, $106 million for the first nine months of 2017 and $84 million for the first nine months of 2016. Export duties totaled $21 million in third-quarter 2017, $34 million in third-quarter 2016, $62 million for the first nine months of 2017 and $63 million for the first nine months of 2016. As further discussed above in “Regulatory Matters,” PT-FI agreed to continue to pay a five percent export duty.

Higher depreciation rates for the 2017 periods, compared with the 2016 periods, primarily relate to higher amortization of asset retirement costs associated with revised estimates at the end of 2016 for an overburden stockpile. Additionally, because certain assets are depreciated on a straight-line basis, PT-FI’s unit depreciation rate varies with the level of copper production and sales.

Revenue adjustments primarily result from changes in prices on provisionally priced copper sales recognized in prior periods. Refer to “Consolidated Results – Revenues” for further discussion of adjustments to prior period provisionally priced copper sales.

PT Smelting intercompany loss represents the change in the deferral of 25 percent of PT-FI’s profit on sales to PT Smelting. Refer to “Operations – Smelting & Refining” for further discussion.

Assuming an average gold price of $1,300 per ounce for fourth-quarter 2017 and achievement of current sales volume and cost estimates, unit net cash costs (net of gold and silver credits) for Indonesia mining are expected to approximate $0.07 per pound of copper for the year 2017. Indonesia mining’s unit net cash costs for the year 2017 would change by approximately $0.04 per pound for each $50 per ounce change in the average price of gold.

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

Operating and Development Activities. In response to market conditions, the Henderson molybdenum mine continues to operate at reduced rates. Production from the Molybdenum mines totaled 8 million pounds of molybdenum in third-quarter 2017, 5 million pounds in third-quarter 2016, 24 million pounds for the first nine months of 2017 and 19 million pounds for the first nine months of 2016. Refer to “Consolidated Results” for our consolidated molybdenum operating data, which includes sales of molybdenum produced at our Molybdenum mines, and from our North America and South America copper mines, and refer to “Outlook” for projected consolidated molybdenum sales volumes.

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

Average unit net cash costs for our Molybdenum mines of $7.90 per pound of molybdenum in third-quarter 2017 and $7.60 per pound of molybdenum for the first nine months of 2017 were lower than average unit net cash costs of $10.28 per pound of molybdenum in third-quarter 2016 and $8.39 per pound of molybdenum for the first nine months of 2016, primarily reflecting higher volumes. Assuming achievement of current sales volume and cost estimates, we estimate unit net cash costs for the Molybdenum mines are expected to average $7.85 per pound of molybdenum for the year 2017. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

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

Atlantic Copper smelts and refines copper concentrate and markets refined copper and precious metals in slimes. During the first nine months of 2017, Atlantic Copper’s concentrate purchases from our copper mining operations included 16 percent from our North America copper mines and 10 percent from South America mining, with the remainder purchased from third parties.

In March 2017, PT Smelting’s anode slimes export license was renewed through March 1, 2018. PT-FI’s contract with PT Smelting provides for PT-FI to supply 100 percent of the copper concentrate requirements (subject to a minimum or maximum rate) necessary for PT Smelting to produce 205,000 metric tons of copper annually on a priority basis. PT-FI may also sell copper concentrate to PT Smelting at market rates for quantities in excess of 205,000 metric tons of copper annually. During the first nine months of 2017, PT-FI supplied substantially all of PT Smelting’s concentrate requirements. Minimum and maximum treatment charge rates have been approved through April 2020.

We defer recognizing profits on sales from our mining operations to Atlantic Copper and on 25 percent of PT-FI’s sales to PT Smelting until final sales to third parties occur. Changes in these deferrals attributable to variability in intercompany volumes resulted in net additions to net income attributable to common stock of $24 million in third-quarter 2017, $17 million for third-quarter 2016, less than $1 million for the first nine months of 2017 and $6 million for the first nine months of 2016. Our net deferred profits on our inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income attributable to common stock totaled $62 million at September 30, 2017. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices will result in variability in our net deferred profits and quarterly earnings.

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

Cash
Following is a summary of the U.S. and international components of consolidated cash and cash equivalents available to the parent company, net of noncontrolling interests’ share, taxes and other costs at September 30, 2017 (in billions):

Cash at domestic companies	$3.7
Cash at international operations	1.3
Total consolidated cash and cash equivalents	5.0
Noncontrolling interests’ share	(0.4)
Cash, net of noncontrolling interests’ share	4.6
Withholding taxes and other	(0.1)
Net cash available	$4.5
Cash held at our international operations is generally used to support our foreign operations’ capital expenditures, operating expenses, working capital and other tax payments, or other cash needs. Management believes that sufficient liquidity is available in the U.S. from cash balances and availability from our revolving credit facility. We have not elected to permanently reinvest earnings from our foreign subsidiaries, and we have recorded deferred tax liabilities for foreign earnings that are available to be repatriated to the U.S. From time to time, our foreign subsidiaries distribute earnings to the U.S. through dividends that are subject to applicable withholding taxes and noncontrolling interests’ share.

Debt
Following is a summary of our total debt and the related weighted-average interest rates at September 30, 2017 (in billions, except percentages):

		Weighted-
		Average
		Interest Rate
Senior Notes	$13.3	4.4%
Cerro Verde credit facility	1.5	3.1%
Total debt	$14.8	4.2%

In September 2017, we redeemed $543 million aggregate principal amount of senior notes, resulting in annual cash interest savings of approximately $35 million. We recognized an $11 million gain on early extinguishment of debt in connection with the redemptions. During the first nine months of 2017, we have reduced our total debt balance by $1.25 billion. Maturities of debt at September 30, 2017, total $0.7 billion in fourth-quarter 2017, $1.5 billion in 2018, $1.9 billion in 2020, $1.3 billion in 2021 and $9.4 billion thereafter.

At September 30, 2017, we had no borrowings, $36 million in letters of credit issued and availability of $3.5 billion under our revolving credit facility, which matures on May 31, 2019.

Refer to Note 6 for further discussion of debt.

Operating Activities
We generated consolidated operating cash flows of $3.0 billion (including $0.4 billion in working capital sources and changes in tax payments) for the first nine months of 2017 and $2.6 billion (including $0.5 billion in working capital sources and changes in tax payments) for the first nine months of 2016.

Subject to future commodity prices for copper, gold and molybdenum, we expect estimated consolidated operating cash flows for the years 2017 and 2018, plus available cash and availability under our credit facility and uncommitted lines of credit, to be sufficient to fund our budgeted capital expenditures, scheduled debt maturities, noncontrolling interest distributions and other cash requirements for the year. Refer to “Outlook” for further discussion of projected operating cash flows for the year 2017, and to “Risk Factors,” contained in Part I, Item 1A. of our annual report on Form 10-K for the year ended December 31, 2016, for discussion of regulatory matters in Indonesia, which could have a significant impact on future results.

Investing Activities
Capital Expenditures. Capital expenditures, including capitalized interest, totaled $1.0 billion for the first nine months of 2017, including $0.6 billion for major mining projects. Capital expenditures, including capitalized interest, totaled $2.3 billion for the first nine months of 2016, consisting of $1.2 billion for mining operations (including approximately $0.9 billion for major projects) and $1.1 billion for oil and gas operations.

Lower capital expenditures for the first nine months of 2017, compared with the first nine months of 2016, primarily reflect a decrease in oil and gas activities as a result of the sales of significant oil and gas properties in 2016 and a decrease in major mining projects associated with the completion of the Cerro Verde expansion. Refer to “Outlook” for further discussion of projected capital expenditures for the year 2017.

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

Financing Activities
Debt Transactions. Net repayments of debt for the first nine months of 2017 totaled $1.2 billion primarily for the redemption and repayment of senior notes and the repayment of Cerro Verde’s shareholder loans, partly offset by the additional borrowings on Cerro Verde’s credit facility.

Net repayments of debt for the first nine months of 2016 totaled $1.1 billion, primarily reflecting payments of $0.6 billion on our term loan, $0.2 billion on the Cerro Verde credit facility and $0.2 billion on lines of credit.

Dividends. The Board suspended our annual common stock dividend in December 2015. The declaration of dividends is at the discretion of our Board and will depend upon our financial results, cash requirements, future prospects and other factors deemed relevant by our Board.

Common stock dividends of $2 million for the first nine months of 2017 and $5 million for the first nine months of 2016 related to accumulated dividends paid for vested stock-based compensation.

Cash dividends paid to noncontrolling interests totaled $67 million for the first nine months of 2017 and $87 million for the first nine months of 2016. These payments will vary based on the operating results and cash requirements of our consolidated subsidiaries.

CONTRACTUAL OBLIGATIONS

As further discussed in Note 6, during the first nine months of 2017, we have reduced our December 31, 2016, total debt balance by $1.25 billion. There have been no other material changes in our contractual obligations since December 31, 2016. Refer to Part II, Items 7. and 7A. in our annual report on Form 10-K for the year ended December 31, 2016, for information regarding our contractual obligations.

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

Litigation and Other Contingencies
Other than as discussed in Note 9, there have been no material changes to our contingencies associated with legal proceedings and other matters since December 31, 2016. Refer to Note 12 and “Legal Proceedings” contained in Part I, Item 3. of our annual report on Form 10-K for the year ended December 31, 2016, as updated in Note 9 in our quarterly reports on Form 10-Q for the quarters ended March 31, 2017, and June 30, 2017, for further information regarding legal proceedings and other matters.

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

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2017
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,011	$1,011	$62	$19	$1,092
Site production and delivery, before net noncash and other costs shown below	576	541	45	11	597
By-product credits	(60)	—	—	—	—
Treatment charges	39	38	—	1	39
Net cash costs	555	579	45	12	636
DD&A	96	90	4	2	96
Noncash and other costs, net	15	14	1	—	15
Total costs	666	683	50	14	747
Revenue adjustments, primarily for pricing on prior period open sales	7	7	—	—	7
Gross profit	$352	$335	$12	$5	$352

Copper sales (millions of recoverable pounds)	345	345
Molybdenum sales (millions of recoverable pounds)[a]			8

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$2.92	$2.92	$7.59
Site production and delivery, before net noncash and other costs shown below	1.67	1.56	5.58
By-product credits	(0.17)	—	—
Treatment charges	0.11	0.11	—
Unit net cash costs	1.61	1.67	5.58
DD&A	0.28	0.27	0.49
Noncash and other costs, net	0.04	0.04	0.05
Total unit costs	1.93	1.98	6.12
Revenue adjustments, primarily for pricing on prior period open sales	0.03	0.03	—
Gross profit per pound	$1.02	$0.97	$1.47

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	DD&A
Totals presented above	$1,092	$597	$96
Treatment charges	(8)	31	—
Noncash and other costs, net	—	15	—
Revenue adjustments, primarily for pricing on prior period open sales	7	—	—
Eliminations and other	14	15	—
North America copper mines	1,105	658	96
Other mining[c]	3,909	2,897	299
Corporate, other & eliminations	(704)	(753)	23
As reported in FCX’s consolidated financial statements	$4,310	$2,802	$418

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.
Represents the combined total for our other mining operations, including South America mining, Indonesia mining, Molybdenum mines, Rod & Refining and Atlantic Copper Smelting & Refining, as presented in Note 10.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2016
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,002	$1,002	$65	$35	$1,102
Site production and delivery, before net noncash and other costs shown below	659	610	48	25	683
By-product credits	(76)	—	—	—	—
Treatment charges	45	42	—	3	45
Net cash costs	628	652	48	28	728
DD&A	127	117	6	4	127
Noncash and other costs, net	26	25	1	—	26
Total costs	781	794	55	32	881
Revenue adjustments, primarily for pricing on prior period open sales	(3)	(3)	—	—	(3)
Gross profit	$218	$205	$10	$3	$218

Copper sales (millions of recoverable pounds)	457	457
Molybdenum sales (millions of recoverable pounds)[a]			9

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$2.19	$2.19	$7.39
Site production and delivery, before net noncash and other costs shown below	1.44	1.34	5.51
By-product credits	(0.17)	—	—
Treatment charges	0.10	0.09	—
Unit net cash costs	1.37	1.43	5.51
DD&A	0.28	0.26	0.70
Noncash and other costs, net	0.06	0.05	0.13
Total unit costs	1.71	1.74	6.34
Revenue adjustments, primarily for pricing on prior period open sales	—	—	—
Gross profit per pound	$0.48	$0.45	$1.05

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	DD&A
Totals presented above	$1,102	$683	$127
Treatment charges	(26)	19	—
Noncash and other costs, net	—	26	—
Revenue adjustments, primarily for pricing on prior period open sales	(3)	—	—
Eliminations and other	11	11	2
North America copper mines	1,084	739	129
Other mining[c]	3,085	2,306	268
Corporate, other & eliminations	(292)	(516)	246
As reported in FCX’s consolidated financial statements	$3,877	$2,529	$643

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.
Represents the combined total for our other mining operations, including South America mining, Indonesia mining, Molybdenum mines, Rod & Refining and Atlantic Copper Smelting & Refining, as presented in Note 10.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Nine Months Ended September 30, 2017
(In millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$3,091		$3,091	$184	$62	$3,337
Site production and delivery, before net noncash
and other costs shown below	1,794		1,688	137	34	1,859
By-product credits	(181)		—	—	—	—
Treatment charges	121		116	—	5	121
Net cash costs	1,734		1,804	137	39	1,980
DD&A	329		309	14	6	329
Noncash and other costs, net	68	[c]	66	1	1	68
Total costs	2,131		2,179	152	46	2,377
Revenue adjustments, primarily for pricing
on prior period open sales	4		4	—	—	4
Gross profit	$964		$916	$32	$16	$964

Copper sales (millions of recoverable pounds)	1,127		1,127
Molybdenum sales (millions of recoverable pounds)[a]				25

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$2.74		$2.74	$7.57
Site production and delivery, before net noncash
and other costs shown below	1.59		1.50	5.62
By-product credits	(0.16)		—	—
Treatment charges	0.11		0.10	—
Unit net cash costs	1.54		1.60	5.62
DD&A	0.29		0.27	0.56
Noncash and other costs, net	0.06	[c]	0.06	0.06
Total unit costs	1.89		1.93	6.24
Revenue adjustments, primarily for pricing
on prior period open sales	—		—	—
Gross profit per pound	$0.85		$0.81	$1.33

Reconciliation to Amounts Reported
(In millions)
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$3,337		$1,859	$329
Treatment charges	(36)		85	—
Noncash and other costs, net	—		68	—
Revenue adjustments, primarily for pricing
on prior period open sales	4		—	—
Eliminations and other	43		44	1
North America copper mines	3,348		2,056	330
Other mining[d]	10,270		7,765	850
Corporate, other & eliminations	(2,256)		(2,324)	77
As reported in FCX’s consolidated financial statements	$11,362		$7,497	$1,257

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.	Includes $21 million ($0.02 per pound of copper) for asset impairment charges at Morenci.

d.
Represents the combined total for our other mining operations, including South America mining, Indonesia mining, Molybdenum mines, Rod & Refining and Atlantic Copper Smelting & Refining, as presented in Note 10.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Nine Months Ended September 30, 2016
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$3,092	$3,092	$155	$76	$3,323
Site production and delivery, before net noncash
and other costs shown below	2,008	1,904	121	46	2,071
By-product credits	(168)	—	—	—	—
Treatment charges	148	142	—	6	148
Net cash costs	1,988	2,046	121	52	2,219
DD&A	405	381	15	9	405
Noncash and other costs, net	74	72	1	1	74
Total costs	2,467	2,499	137	62	2,698
Revenue adjustments, primarily for pricing
on prior period open sales	(1)	(1)	—	—	(1)
Gross profit	$624	$592	$18	$14	$624

Copper sales (millions of recoverable pounds)	1,421	1,421
Molybdenum sales (millions of recoverable pounds)[a]			25

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$2.18	$2.18	$6.24
Site production and delivery, before net noncash
and other costs shown below	1.41	1.34	4.86
By-product credits	(0.12)	—	—
Treatment charges	0.11	0.10	—
Unit net cash costs	1.40	1.44	4.86
DD&A	0.29	0.27	0.61
Noncash and other costs, net	0.05	0.05	0.06
Total unit costs	1.74	1.76	5.53
Revenue adjustments, primarily for pricing
on prior period open sales	—	—	—
Gross profit per pound	$0.44	$0.42	$0.71

Reconciliation to Amounts Reported
(In millions)		Production
	Revenues	and Delivery	DD&A
Totals presented above	$3,323	$2,071	$405
Treatment charges	(74)	74	—
Noncash and other costs, net	—	74	—
Revenue adjustments, primarily for pricing
on prior period open sales	(1)	—	—
Eliminations and other	32	34	2
North America copper mines	3,280	2,253	407
Other mining[c]	8,433	6,722	766
Corporate, other & eliminations	(1,260)	(991)	764
As reported in FCX’s consolidated financial statements	$10,453	$7,984	$1,937

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.
Represents the combined total for our other mining operations, including South America mining, Indonesia mining, Molybdenum mines, Rod & Refining and Atlantic Copper Smelting & Refining, as presented in Note 10.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2017
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$965		$965	$75	$1,040
Site production and delivery, before net noncash
and other costs shown below	524		490	46	536
By-product credits	(63)		—	—	—
Treatment charges	73		73	—	73
Royalty on metals	2		2	—	2
Net cash costs	536		565	46	611
DD&A	134		125	9	134
Noncash and other costs, net	225	[b]	207	18	225
Total costs	895		897	73	970
Revenue adjustments, primarily for pricing
on prior period open sales	59		59	—	59
Gross profit	$129		$127	$2	$129

Copper sales (millions of recoverable pounds)	327		327

Gross profit per pound of copper:

Revenues, excluding adjustments	$2.95		$2.95
Site production and delivery, before net noncash
and other costs shown below	1.60		1.50
By-product credits	(0.19)		—
Treatment charges	0.22		0.22
Royalty on metals	0.01		0.01
Unit net cash costs	1.64		1.73
DD&A	0.41		0.38
Noncash and other costs, net	0.69	[b]	0.63
Total unit costs	2.74		2.74
Revenue adjustments, primarily for pricing
on prior period open sales	0.18		0.18
Gross profit per pound	$0.39		$0.39

Reconciliation to Amounts Reported
(In millions)
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$1,040		$536	$134
Treatment charges	(73)		—	—
Royalty on metals	(2)		—	—
Noncash and other costs, net	—		225	—
Revenue adjustments, primarily for pricing
on prior period open sales	59		—	—
Eliminations and other	(1)		(2)	—
South America mining	1,023		759	134
Other mining[c]	3,991		2,796	261
Corporate, other & eliminations	(704)		(753)	23
As reported in FCX’s consolidated financial statements	$4,310		$2,802	$418

a.
Includes silver sales of 1.0 million ounces ($16.15 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.	Includes charges totaling $216 million ($0.66 per pound of copper) associated with disputed Cerro Verde royalties for prior years.

c.
Represents the combined total for our other mining operations, including North America copper mines, Indonesia mining, Molybdenum mines, Rod & Refining and Atlantic Copper Smelting & Refining, as presented in Note 10.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2016
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other[a]	Total
Revenues, excluding adjustments	$709	$709	$50	$759
Site production and delivery, before net noncash
and other costs shown below	409	386	35	421
By-product credits	(38)	—	—	—
Treatment charges	79	79	—	79
Royalty on metals	2	2	—	2
Net cash costs	452	467	35	502
DD&A	134	126	8	134
Noncash and other costs, net	4	3	1	4
Total costs	590	596	44	640
Revenue adjustments, primarily for pricing
on prior period open sales	(7)	(7)	—	(7)
Gross profit	$112	$106	$6	$112

Copper sales (millions of recoverable pounds)	323	323

Gross profit per pound of copper:

Revenues, excluding adjustments	$2.19	$2.19
Site production and delivery, before net noncash
and other costs shown below	1.27	1.20
By-product credits	(0.12)	—
Treatment charges	0.24	0.24
Royalty on metals	0.01	—
Unit net cash costs	1.40	1.44
DD&A	0.41	0.39
Noncash and other costs, net	0.01	0.01
Total unit costs	1.82	1.84
Revenue adjustments, primarily for pricing
on prior period open sales	(0.02)	(0.02)
Gross profit per pound	$0.35	$0.33

Reconciliation to Amounts Reported
(In millions)		Production
	Revenues	and Delivery	DD&A
Totals presented above	$759	$421	$134
Treatment charges	(79)	—	—
Royalty on metals	(2)	—	—
Noncash and other costs, net	—	4	—
Revenue adjustments, primarily for pricing
on prior period open sales	(7)	—	—
Eliminations and other	—	(1)	—
South America mining	671	424	134
Other mining[b]	3,498	2,621	263
Corporate, other & eliminations	(292)	(516)	246
As reported in FCX’s consolidated financial statements	$3,877	$2,529	$643

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

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Nine Months Ended September 30, 2017
(In millions)		By-Product		Co-Product Method
		Method		Copper	Other[a]	Total
Revenues, excluding adjustments		$2,605		$2,605	$190	$2,795
Site production and delivery, before net noncash
and other costs shown below		1,429		1,340	123	1,463
By-product credits		(156)		—	—	—
Treatment charges		204		204	—	204
Royalty on metals		6		5	1	6
Net cash costs		1,483		1,549	124	1,673
DD&A		392		365	27	392
Noncash and other costs, net		234	[b]	217	17	234
Total costs		2,109		2,131	168	2,299
Revenue adjustments, primarily for pricing
on prior period open sales		40		40	—	40
Gross profit		$536		$514	$22	$536

Copper sales (millions of recoverable pounds)		923		923

Gross profit per pound of copper:

Revenues, excluding adjustments		$2.82		$2.82
Site production and delivery, before net noncash
and other costs shown below		1.55		1.45
By-product credits		(0.17)		—
Treatment charges		0.22		0.22
Royalty on metals		0.01		0.01
Unit net cash costs		1.61		1.68
DD&A		0.42		0.40
Noncash and other costs, net		0.25	[b]	0.23
Total unit costs		2.28		2.31
Revenue adjustments, primarily for pricing
on prior period open sales		0.04		0.04
Gross profit per pound		$0.58		$0.55

Reconciliation to Amounts Reported
(In millions)				Production
		Revenues		and Delivery	DD&A
Totals presented above		$2,795		$1,463	$392
Treatment charges		(204)		—	—
Royalty on metals		(6)		—	—
Noncash and other costs, net		—		234	—
Revenue adjustments, primarily for pricing
on prior period open sales		40		—	—
Eliminations and other		1		(2)	—
South America mining		2,626		1,695	392
Other mining[c]	—	10,992		8,126	788
Corporate, other & eliminations	—	(2,256)		(2,324)	77
As reported in FCX’s consolidated financial statements		$11,362		$7,497	$1,257

a.
Includes silver sales of 2.8 million ounces ($16.66 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.	Includes charges totaling $216 million ($0.23 per pound of copper) associated with disputed Cerro Verde royalties for prior years.

c.
Represents the combined total for our other mining operations, including North America copper mines, Indonesia mining, Molybdenum mines, Rod & Refining and Atlantic Copper Smelting & Refining, as presented in Note 10.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Nine Months Ended September 30, 2016
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other[a]	Total
Revenues, excluding adjustments	$2,115	$2,115	$129	$2,244
Site production and delivery, before net noncash
and other costs shown below	1,199	1,140	88	1,228
By-product credits	(100)	—	—	—
Treatment charges	230	230	—	230
Royalty on metals	5	5	—	5
Net cash costs	1,334	1,375	88	1,463
DD&A	401	379	22	401
Noncash and other costs, net	15	14	1	15
Total costs	1,750	1,768	111	1,879
Revenue adjustments, primarily for pricing
on prior period open sales	9	9	—	9
Gross profit	$374	$356	$18	$374

Copper sales (millions of recoverable pounds)	973	973

Gross profit per pound of copper:

Revenues, excluding adjustments	$2.17	$2.17
Site production and delivery, before net noncash
and other costs shown below	1.23	1.17
By-product credits	(0.10)	—
Treatment charges	0.24	0.24
Royalty on metals	—	—
Unit net cash costs	1.37	1.41
DD&A	0.41	0.39
Noncash and other costs, net	0.02	0.02
Total unit costs	1.80	1.82
Revenue adjustments, primarily for pricing
on prior period open sales	0.01	0.01
Gross profit per pound	$0.38	$0.36

Reconciliation to Amounts Reported
(In millions)		Production
	Revenues	and Delivery	DD&A
Totals presented above	$2,244	$1,228	$401
Treatment charges	(230)	—	—
Royalty on metals	(5)	—	—
Noncash and other costs, net	—	15	—
Revenue adjustments, primarily for pricing
on prior period open sales	9	—	—
Eliminations and other	1	(3)	1
South America mining	2,019	1,240	402
Other mining[b]	9,694	7,735	771
Corporate, other & eliminations	(1,260)	(991)	764
As reported in FCX’s consolidated financial statements	$10,453	$7,984	$1,937

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

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2017
(In millions)	By-Product		Co-Product Method
	Method		Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$762		$762	$453	$11	$1,226
Site production and delivery, before net noncash
and other costs shown below	364		226	134	4	364
Gold and silver credits	(466)		—	—	—	—
Treatment charges	71		44	26	1	71
Export duties	21		13	8	—	21
Royalty on metals	43		26	17	—	43
Net cash costs	33		309	185	5	499
DD&A	136		85	50	1	136
Noncash and other costs, net	24	[b]	15	9	—	24
Total costs	193		409	244	6	659
Revenue adjustments, primarily for pricing on
prior period open sales	28		28	2	—	30
PT Smelting intercompany loss	(18)		(11)	(7)	—	(18)
Gross profit	$579		$370	$204	$5	$579

Copper sales (millions of recoverable pounds)	258		258
Gold sales (thousands of recoverable ounces)				352

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$2.95		$2.95	$1,290
Site production and delivery, before net noncash
and other costs shown below	1.41		0.87	383
Gold and silver credits	(1.80)		—	—
Treatment charges	0.27		0.17	74
Export duties	0.08		0.05	22
Royalty on metals	0.17		0.10	48
Unit net cash costs	0.13		1.19	527
DD&A	0.53		0.33	143
Noncash and other costs, net	0.09	[b]	0.06	25
Total unit costs	0.75		1.58	695
Revenue adjustments, primarily for pricing on
prior period open sales	0.11		0.11	4
PT Smelting intercompany loss	(0.07)		(0.04)	(19)
Gross profit per pound/ounce	$2.24		$1.44	$580

Reconciliation to Amounts Reported
(In millions)			Production
	Revenues		and Delivery	DD&A
Totals presented above	$1,226		$364	$136
Treatment charges	(71)		—	—
Export duties	(21)		—	—
Royalty on metals	(43)		—	—
Noncash and other costs, net	—		24	—
Revenue adjustments, primarily for pricing on
prior period open sales	30		—	—
PT Smelting intercompany loss	—		18	—
Indonesia mining	1,121		406	136
Other mining[c]	3,893		3,149	259
Corporate, other & eliminations	(704)		(753)	23
As reported in FCX’s consolidated financial statements	$4,310		$2,802	$418

a.	Includes silver sales of 666 thousand ounces ($16.64 per ounce average realized price).

b.	Includes $9 million ($0.03 per pound of copper) of costs charged directly to production and delivery costs as a result of workforce reductions.

c.
Represents the combined total for our other mining operations, including North America copper mines, South America mining, Molybdenum mines, Rod & Refining and Atlantic Copper Smelting & Refining, as presented in Note 10.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2016
(In millions)	By-Product		Co-Product Method
	Method		Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$729		$729	$408	$18	$1,155
Site production and delivery, before net noncash
and other costs shown below	453		286	160	7	453
Gold and silver credits	(427)		—	—	—	—
Treatment charges	90		57	32	1	90
Export duties	34		21	12	1	34
Royalty on metals	40		24	15	1	40
Net cash costs	190		388	219	10	617
DD&A	110		69	39	2	110
Noncash and other costs, net	16	[b]	11	5	—	16
Total costs	316		468	263	12	743
Revenue adjustments, primarily for pricing on
prior period open sales	(6)		(6)	—	1	(5)
PT Smelting intercompany loss	(9)		(6)	(3)	—	(9)
Gross profit	$398		$249	$142	$7	$398

Copper sales (millions of recoverable pounds)	332		332
Gold sales (thousands of recoverable ounces)				307

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$2.20		$2.20	$1,327
Site production and delivery, before net noncash
and other costs shown below	1.37		0.86	520
Gold and silver credits	(1.29)		—	—
Treatment charges	0.27		0.17	104
Export duties	0.10		0.07	39
Royalty on metals	0.12		0.07	50
Unit net cash costs	0.57		1.17	713
DD&A	0.33		0.21	125
Noncash and other costs, net	0.05	[b]	0.03	19
Total unit costs	0.95		1.41	857
Revenue adjustments, primarily for pricing on
prior period open sales	(0.02)		(0.02)	1
PT Smelting intercompany loss	(0.03)		(0.02)	(10)
Gross profit per pound/ounce	$1.20		$0.75	$461

Reconciliation to Amounts Reported
(In millions)			Production
	Revenues		and Delivery	DD&A
Totals presented above	$1,155		$453	$110
Treatment charges	(90)		—	—
Export duties	(34)		—	—
Royalty on metals	(40)		—	—
Noncash and other costs, net	—		16	—
Revenue adjustments, primarily for pricing on
prior period open sales	(5)		—	—
PT Smelting intercompany loss	—		9	—
Indonesia mining	986		478	110
Other mining[c]	3,183		2,567	287
Corporate, other & eliminations	(292)		(516)	246
As reported in FCX’s consolidated financial statements	$3,877		$2,529	$643

a.	Includes silver sales of 928 thousand ounces ($18.97 per ounce average realized price).

b.	Includes asset retirement charges of $17 million ($0.05 per pound of copper).

c.
Represents the combined total for our other mining operations, including North America copper mines, South America mining, Molybdenum    mines, Rod & Refining and Atlantic Copper Smelting & Refining, as presented in Note 10.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Nine Months Ended September 30, 2017
(In millions)	By-Product		Co-Product Method
	Method		Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$1,772		$1,772	$1,206	$32	$3,010
Site production and delivery, before net noncash
and other costs shown below	1,076		634	431	11	1,076
Gold and silver credits	(1,247)		—	—	—	—
Treatment charges	170		100	68	2	170
Export duties	62		36	25	1	62
Royalty on metals	106		60	45	1	106
Net cash costs	167		830	569	15	1,414
DD&A	372		219	149	4	372
Noncash and other costs, net	140	[b]	82	56	2	140
Total costs	679		1,131	774	21	1,926
Revenue adjustments, primarily for pricing on
prior period open sales	39		39	9	—	48
PT Smelting intercompany loss	(17)		(10)	(7)	—	(17)
Gross profit	$1,115		$670	$434	$11	$1,115

Copper sales (millions of recoverable pounds)	630		630
Gold sales (thousands of recoverable ounces)				956

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$2.81		$2.81	$1,261
Site production and delivery, before net noncash
and other costs shown below	1.71		1.01	451
Gold and silver credits	(1.98)		—	—
Treatment charges	0.27		0.16	71
Export duties	0.10		0.06	26
Royalty on metals	0.16		0.09	47
Unit net cash costs	0.26		1.32	595
DD&A	0.59		0.35	156
Noncash and other costs, net	0.22	[b]	0.13	58
Total unit costs	1.07		1.80	809
Revenue adjustments, primarily for pricing on
prior period open sales	0.06		0.06	9
PT Smelting intercompany loss	(0.03)		(0.01)	(7)
Gross profit per pound/ounce	$1.77		$1.06	$454

Reconciliation to Amounts Reported
(In millions)			Production
	Revenues		and Delivery	DD&A
Totals presented above	$3,010		$1,076	$372
Treatment charges	(170)		—	—
Export duties	(62)		—	—
Royalty on metals	(106)		—	—
Noncash and other costs, net	—		140	—
Revenue adjustments, primarily for pricing on
prior period open sales	48		—	—
PT Smelting intercompany loss	—		17	—
Indonesia mining	2,720		1,233	372
Other mining[c]	10,898		8,588	808
Corporate, other & eliminations	(2,256)		(2,324)	77
As reported in FCX’s consolidated financial statements	$11,362		$7,497	$1,257

a.	Includes silver sales of 1.9 million ounces ($16.70 per ounce average realized price).

b.	Includes $112 million ($0.18 per pound of copper) of costs charged directly to production and delivery costs as a result of workforce reductions.

c.
Represents the combined total for our other mining operations, including North America copper mines, South America mining, Molybdenum mines, Rod & Refining and Atlantic Copper Smelting & Refining, as presented in Note 10.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Nine Months Ended September 30, 2016
(In millions)	By-Product		Co-Product Method
	Method		Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$1,525		$1,525	$844	$36	$2,405
Site production and delivery, before net noncash
and other costs shown below	1,190		754	418	18	1,190
Gold and silver credits	(897)		—	—	—	—
Treatment charges	202		128	71	3	202
Export duties	63		40	22	1	63
Royalty on metals	84		51	32	1	84
Net cash costs	642		973	543	23	1,539
DD&A	284		180	100	4	284
Noncash and other costs, net	31	[b]	20	10	1	31
Total costs	957		1,173	653	28	1,854
Revenue adjustments, primarily for pricing on
prior period open sales	—		—	17	—	17
PT Smelting intercompany loss	(7)		(5)	(2)	—	(7)
Gross profit	$561		$347	$206	$8	$561

Copper sales (millions of recoverable pounds)	702		702
Gold sales (thousands of recoverable ounces)				653

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$2.17		$2.17	$1,292
Site production and delivery, before net noncash
and other costs shown below	1.70		1.08	639
Gold and silver credits	(1.28)		—	—
Treatment charges	0.29		0.18	109
Export duties	0.09		0.06	34
Royalty on metals	0.12		0.07	48
Unit net cash costs	0.92		1.39	830
DD&A	0.40		0.25	152
Noncash and other costs, net	0.04	[b]	0.03	16
Total unit costs	1.36		1.67	998
Revenue adjustments, primarily for pricing on
prior period open sales	—		—	25
PT Smelting intercompany loss	(0.01)		(0.01)	(4)
Gross profit per pound/ounce	$0.80		$0.49	$315

Reconciliation to Amounts Reported
(In millions)			Production
	Revenues		and Delivery	DD&A
Totals presented above	$2,405		$1,190	$284
Treatment charges	(202)		—	—
Export duties	(63)		—	—
Royalty on metals	(84)		—	—
Noncash and other costs, net	—		31	—
Revenue adjustments, primarily for pricing on
prior period open sales	17		—	—
PT Smelting intercompany loss	—		7	—
Indonesia mining	2,073		1,228	284
Other mining[c]	9,640		7,747	889
Corporate, other & eliminations	(1,260)		(991)	764
As reported in FCX’s consolidated financial statements	$10,453		$7,984	$1,937

a.	Includes silver sales of 2.0 million ounces ($17.95 per ounce average realized price).

b.	Includes asset retirement charges of $17 million ($0.02 per pound of copper).

c.
Represents the combined total for our other mining operations, including North America copper mines, South America mining, Molybdenum mines, Rod & Refining and Atlantic Copper Smelting & Refining, as presented in Note 10.

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Three Months Ended September 30,
(In millions)	2017	2016

Revenues, excluding adjustments[a]	$72	$51
Site production and delivery, before net noncash and other costs shown below	56	53
Treatment charges and other	7	5
Net cash costs	63	58
DD&A	20	15
Noncash and other costs, net	2	4
Total costs	85	77
Gross loss	$(13)	$(26)

Molybdenum sales (millions of recoverable pounds)[a]	8	5

Gross loss per pound of molybdenum:

Revenues, excluding adjustments[a]	$9.02	$9.08
Site production and delivery, before net noncash and other costs shown below	7.05	9.42
Treatment charges and other	0.85	0.86
Unit net cash costs	7.90	10.28
DD&A	2.44	2.63
Noncash and other costs, net	0.28	0.77
Total unit costs	10.62	13.68
Gross loss per pound	$(1.60)	$(4.60)

Reconciliation to Amounts Reported
(In millions)

		Production
Three Months Ended September 30, 2017	Revenues	and Delivery	DD&A
Totals presented above	$72	$56	$20
Treatment charges and other	(7)	—	—
Noncash and other costs, net	—	2	—
Molybdenum mines	65	58	20
Other mining[b]	4,949	3,497	375
Corporate, other & eliminations	(704)	(753)	23
As reported in FCX’s consolidated financial statements	$4,310	$2,802	$418

Three Months Ended September 30, 2016
Totals presented above	$51	$53	$15
Treatment charges and other	(5)	—	—
Noncash and other costs, net	—	4	—
Molybdenum mines	46	57	15
Other mining[b]	4,123	2,988	382
Corporate, other & eliminations	(292)	(516)	246
As reported in FCX’s consolidated financial statements	$3,877	$2,529	$643

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

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Nine Months Ended September 30,
(In millions)	2017	2016

Revenues, excluding adjustments[a]	$220	$153
Site production and delivery, before net noncash and other costs shown below	164	146
Treatment charges and other	21	17
Net cash costs	185	163
DD&A	58	51
Noncash and other costs, net	5	13
Total costs	248	227
Gross loss	$(28)	$(74)

Molybdenum sales (millions of recoverable pounds)[a]	24	19

Gross loss per pound of molybdenum:

Revenues, excluding adjustments[a]	$9.05	$7.94
Site production and delivery, before net noncash and other costs shown below	6.75	7.53
Treatment charges and other	0.85	0.86
Unit net cash costs	7.60	8.39
DD&A	2.38	2.65
Noncash and other costs, net	0.23	0.72
Total unit costs	10.21	11.76
Gross loss per pound	$(1.16)	$(3.82)

Reconciliation to Amounts Reported
(In millions)

		Production
Nine Months Ended September 30, 2017	Revenues	and Delivery	DD&A
Totals presented above	$220	$164	$58
Treatment charges and other	(21)	—	—
Noncash and other costs, net	—	5	—
Molybdenum mines	199	169	58
Other mining[b]	13,419	9,652	1,122
Corporate, other & eliminations	(2,256)	(2,324)	77
As reported in FCX’s consolidated financial statements	$11,362	$7,497	$1,257

Nine Months Ended September 30, 2016
Totals presented above	$153	$146	$51
Treatment charges and other	(17)	—	—
Noncash and other costs, net	—	13	—
Molybdenum mines	136	159	51
Other mining[b]	11,577	8,816	1,122
Corporate, other & eliminations	(1,260)	(991)	764
As reported in FCX’s consolidated financial statements	$10,453	$7,984	$1,937

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

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include supply of and demand for, and prices of, copper, gold and molybdenum; mine sequencing; production rates; potential effects of cost and capital expenditure reductions and production curtailments on financial results and cash flow; potential inventory adjustments; potential impairment of long-lived mining assets; the outcome of negotiations with the Indonesian government regarding PT-FI’s long-term operating rights; the potential effects of violence in Indonesia generally and in the province of Papua; industry risks; regulatory changes (including adoption of financial assurance regulations as proposed by the U.S. Environmental Protection Agency under CERCLA for the hard rock mining industry); political risks; labor relations; weather- and climate-related risks; environmental risks; litigation results (including the final disposition of the unfavorable Indonesia Tax Court ruling relating to surface water taxes and the outcome of Cerro Verde’s royalty dispute with the Peruvian national tax authority); and other factors described in more detail in Part I, Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2016, filed with the SEC as updated by our subsequent filings with the SEC. With respect to our operations in Indonesia, such factors include whether PT-FI will be able to resolve complex regulatory matters in Indonesia and continue to export copper after December 31, 2017.

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

There have been no material changes in our market risks during the nine-month period ended September 30, 2017. For additional information on market risks, refer to “Disclosures About Market Risks” included in Part II, Items 7. and 7A. of our annual report on Form 10-K for the year ended December 31, 2016. For projected sensitivities of our operating cash flow to changes in commodity prices, refer to “Outlook” in Part I, Item 2. of this quarterly report on Form 10-Q for the period ended September 30, 2017; for projected sensitivities of our provisionally priced copper sales and derivative instruments to changes in commodity prices refer to “Consolidated Results – Revenues” in Part I, Item 2. of this quarterly report on Form 10-Q for the period ended September 30, 2017.

Item 4.	Controls and Procedures.

(a)
Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective as of September 30, 2017.

(b)
Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management does not believe, based on currently available information, that the outcome of any proceeding reported in Note 9 of this quarterly report on Form 10-Q for the period ended September 30, 2017, and in Part I, Item 3. “Legal Proceedings” and Note 12 of our annual report on Form 10-K for the year ended December 31, 2016, as updated in Note 9 in our quarterly reports on Form 10-Q for the quarters ended March 31, 2017, and June 30, 2017, will have a material adverse effect on our financial condition; although individual outcomes could be material to our operating results for a particular period, depending on the nature and magnitude of the outcome and the operating results for the period.

Environmental Proceedings

Notices of Violation - Cerro Verde

In September 2017, Cerro Verde paid approximately $148,000, including interest, in connection with final resolution of a Notice of Violation (NOV) issued in December 2006 by Peru’s Agency for Environmental Assessment and Enforcement (OEFA) alleging a spill of dry tailings from a pipeline near the Enlozada tailings dam and findings of dissolved oxidized copper in excess of permissible limits near the Hyuarondo dam.  In September 2017, Cerro Verde also paid approximately $169,000, including interest, in connection with final resolution of an NOV issued in October 2008 by OEFA alleging findings of dissolved oxidized copper in excess of permissible limits, that sprinklers were not being used to moisten stockpiles or the conveyer belt at a concentrator plant, and that the uncleanliness of septic tanks at the transfer station resulted in findings of raw sewage in the treated water used for landscaping around administrative buildings.

Item 1A. Risk Factors.

There have been no material changes to our risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2016, except as disclosed in Part II, Item 1A. “Risk Factors” of our quarterly report on Form 10-Q for the quarter ended March 31, 2017, which provided as follows:

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

The United States (U.S.) Environmental Protection Agency extended the comment period for the proposed regulations under Section 108(b) of CERCLA to July 11, 2017. Since filing our annual report on Form 10-K in February 2017, we have evaluated the potential impact of these proposed rules. Based on this evaluation, we believe that, if adopted without material modification, the rules would impose financial responsibility obligations on U.S. hard rock mining operations that are unnecessary, duplicative of existing state and other federal requirements, and unreasonable. Our initial calculations also suggest that the financial responsibility amounts would be difficult, if not impossible, for us and others to meet with corporate resources, and would be extremely expensive, if not impossible, to finance with third-party financial instruments such as letters of credit, bonds or insurance. We and others in the industry will continue to participate in the public comment process and oppose the adoption of these rules in anything like their proposed form, as adoption in that form would severely harm the international competitiveness of the U.S. hard rock mining industry and would materially and adversely affect our cash flows, results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended September 30, 2017.

There were no shares of common stock purchased by us during the three months ended September 30, 2017. On July 21, 2008, our Board of Directors approved an increase in our open-market share purchase program for up to 30 million shares. There have been no purchases under this program since 2008. This program does not have an expiration date. At September 30, 2017, there were 23.7 million shares that could still be purchased under the program.

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
4.1
Indenture dated as of February 13, 2012, between FCX and U.S. Bank National Association, as Trustee (relating to the 3.55% Senior Notes due 2022, the 2.30% Senior Notes due 2017, the 4.00% Senior Notes due 2021, the 4.55% Senior Notes due 2024, and the 5.40% Senior Notes due 2034).
			8-K	001-11307-01	2/13/2012
4.2	Third Supplemental Indenture dated as of February 13, 2012, between FCX and U.S. Bank National Association, as Trustee (relating to the 3.55% Senior Notes due 2022).		8-K	001-11307-01	2/13/2012
4.3
Fourth Supplemental Indenture dated as of May 31, 2013, among FCX, Freeport-McMoRan Oil & Gas LLC and U.S. Bank National Association, as Trustee (relating to the 3.55% Senior Notes due 2022, the 2.30% Senior Notes due 2017, the 4.00% Senior Notes due 2021, the 4.55% Senior Notes due 2024, and the 5.40% Senior Notes due 2034).
			8-K	001-11307-01	6/3/2013
4.4	Fifth Supplemental Indenture dated as of November 14, 2014 among FCX, Freeport-McMoRan Oil & Gas LLC and U.S. Bank National Association, as Trustee (relating to the 2.30% Senior Notes due 2017).		8-K	001-11307-01	11/14/2014
4.5	Sixth Supplemental Indenture dated as of November 14, 2014 among FCX, Freeport-McMoRan Oil & Gas LLC and U.S. Bank National Association, as Trustee (relating to the 4.00% Senior Notes due 2021).		8-K	001-11307-01	11/14/2014
4.6	Seventh Supplemental Indenture dated as of November 14, 2014 among FCX, Freeport-McMoRan Oil & Gas LLC and U.S. Bank National Association, as (relating to the 4.55% Senior Notes due 2024).		8-K	001-11307-01	11/14/2014
4.7	Eighth Supplemental Indenture dated as of November 14, 2014 among FCX, Freeport-McMoRan Oil & Gas LLC and U.S. Bank National Association, as Trustee (relating to the 5.40% Senior Notes due 2034).		8-K	001-11307-01	11/14/2014
4.8
Indenture dated as of March 7, 2013, between FCX and U.S. Bank National Association, as Trustee (relating to the 2.375% Senior Notes due 2018, the 3.100% Senior Notes due 2020, the 3.875% Senior Notes due 2023, and the 5.450% Senior Notes due 2043).
			8-K	001-11307-01	3/7/2013

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
4.9
Indenture dated as of March 13, 2007, among Plains Exploration & Production Company, the Subsidiary Guarantors parties thereto, and Wells Fargo Bank, N.A., as Trustee (relating to the 6.5% Senior Notes due 2020 and the 6.875% Senior Notes due 2023).
			8-K	001-31470	3/13/2007
4.10
Sixteenth Supplemental Indenture dated as of October 26, 2012 to the Indenture dated as of March 13, 2007, among Plains Exploration & Production Company, the Subsidiary Guarantors parties thereto and Wells Fargo Bank, N.A., as Trustee (relating to the 6.5% Senior Notes due 2020).
			8-K	001-31470	10/26/2012
4.11
Seventeenth Supplemental Indenture dated as of October 26, 2012 to the Indenture dated as of March 13, 2007, among Plains Exploration & Production Company, the Subsidiary Guarantors parties thereto and Wells Fargo Bank, N.A., as Trustee (relating to the 6.875% Senior Notes due 2023).
			8-K	001-31470	10/26/2012
4.12
Eighteenth Supplemental Indenture dated as of May 31, 2013 to the Indenture dated as of March 13, 2007, among Freeport-McMoRan Oil & Gas LLC, as Successor Issuer, FCX Oil & Gas Inc., as Co-Issuer, FCX, as Parent Guarantor, Plains Exploration & Production Company, as Original Issuer, and Wells Fargo Bank, N.A., as Trustee (relating to the 6.5% Senior Notes due 2020 and the 6.875% Senior Notes due 2023).
			8-K	001-11307-01	6/3/2013
4.13
Nineteenth Supplemental Indenture dated as of September 30, 2016 to the Indenture dated as of March 13, 2007, among Freeport-McMoRan Oil & Gas LLC, as Successor Issuer, FCX Oil & Gas Inc., as Co-Issuer, FMSTP Inc., as Additional Co-Issuer, FCX, as Parent Guarantor, and Wells Fargo Bank, N.A., as Trustee (relating to the 6.50% Senior Notes due 2020 and the 6.875% Senior Notes due 2023).
			10-Q	001-11307-01	11/9/2016
4.14
Twentieth Supplemental Indenture dated as of December 13, 2016 to the Indenture dated as of March 13, 2007, among Freeport-McMoRan Oil & Gas LLC, as Successor Issuer, FCX Oil & Gas LLC, as Co-Issuer, FMSTP Inc., as Additional Co-Issuer, FCX, as Parent Guarantor, and Wells Fargo Bank, N.A., as Trustee (relating to the 6.50% Senior Notes due 2020 and the 6.875% Senior Notes due 2023).
			8-K	001-11307-01	12/13/2016
4.15
Form of Indenture dated as of September 22, 1997, between Phelps Dodge Corporation and The Chase Manhattan Bank, as Trustee (relating to the 7.125% Senior Notes due 2027, the 9.50% Senior Notes due 2031, and the 6.125% Senior Notes due 2034).
			S-3	333-36415	9/25/1997
4.16
Form of 7.125% Debenture due November 1, 2027 of Phelps Dodge Corporation issued on November 5, 1997, pursuant to the Indenture dated as of September 22, 1997, between Phelps Dodge Corporation and The Chase Manhattan Bank, as Trustee (relating to the 7.125% Senior Notes due 2027).
			8-K	01-00082	11/3/1997
4.17
Form of 9.5% Note due June 1, 2031 of Phelps Dodge Corporation issued on May 30, 2001, pursuant to the Indenture dated as of September 22, 1997, between Phelps Dodge Corporation and First Union National Bank, as successor Trustee (relating to the 9.50% Senior Notes due 2031).
			8-K	01-00082	5/30/2001
4.18
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
4.20
Indenture dated as of December 13, 2016, among FCX, Freeport-McMoRan Oil & Gas LLC, as guarantor, and U.S. Bank National Association, as Trustee (relating to the 6.125% Senior Notes due 2019, the 6.50% Senior Notes due 2020, the 6.625% Senior Notes due 2021, the 6.75% Senior Notes due 2022, and the 6.875% Senior Notes due 2023).
			8-K	001-11307-01	12/13/2016
4.21
Registration Rights Agreement dated as of December 13, 2016 among FCX, Freeport-McMoRan Oil & Gas LLC, as Guarantor, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer Managers, relating to the 6.125% Senior Notes due 2019.
			8-K	001-11307-01	12/13/2016
4.22
Registration Rights Agreement dated as of December 13, 2016 among FCX, Freeport-McMoRan Oil & Gas LLC, as Guarantor, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer Managers, relating to the 6.50% Senior Notes due 2020.
			8-K	001-11307-01	12/13/2016
4.23
Registration Rights Agreement dated as of December 13, 2016 among FCX, Freeport-McMoRan Oil & Gas LLC, as Guarantor, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer Managers, relating to the 6.625% Senior Notes due 2021.
			8-K	001-11307-01	12/13/2016
4.24
Registration Rights Agreement dated as of December 13, 2016 among FCX, Freeport-McMoRan Oil & Gas LLC, as Guarantor, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer Managers, relating to the 6.75% Senior Notes due 2022.
			8-K	001-11307-01	12/13/2016
4.25
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

Date:  November 7, 2017

S-1