Form 10-Q
period 2018-06-30
FREEPORT-MCMORAN INC
filed 2018-08-08
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
☐ Yes ☑ No

On July 31, 2018, there were issued and outstanding 1,449,002,815 shares of the registrant’s common stock, par value $0.10 per share.

FREEPORT-McMoRan INC.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

FREEPORT-McMoRan INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2018	December 31, 2017
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$3,859	$4,447
Trade accounts receivable	1,077	1,246
Income and other tax receivables	225	325
Inventories:
Materials and supplies, net	1,404	1,305
Mill and leach stockpiles	1,435	1,422
Product	1,337	1,166
Other current assets	381	270
Assets held for sale	625	508
Total current assets	10,343	10,689
Property, plant, equipment and mine development costs, net	22,923	22,934
Long-term mill and leach stockpiles	1,371	1,409
Other assets	2,391	2,270
Total assets	$37,028	$37,302

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,420	$2,321
Accrued income taxes	569	565
Current portion of environmental and asset retirement obligations	380	388
Dividends payable	73	—
Current portion of debt	4	1,414
Liabilities held for sale	353	323
Total current liabilities	3,799	5,011
Long-term debt, less current portion	11,123	11,703
Deferred income taxes	3,702	3,649
Environmental and asset retirement obligations, less current portion	3,631	3,631
Other liabilities	1,931	2,012
Total liabilities	24,186	26,006

Equity:
Stockholders’ equity:
Common stock	158	158
Capital in excess of par value	26,667	26,751
Accumulated deficit	(13,161)	(14,722)
Accumulated other comprehensive loss	(464)	(487)
Common stock held in treasury	(3,726)	(3,723)
Total stockholders’ equity	9,474	7,977
Noncontrolling interests	3,368	3,319
Total equity	12,842	11,296
Total liabilities and equity	$37,028	$37,302

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In millions, except per share amounts)
Revenues	$5,168	$3,711	$10,036	$7,052
Cost of sales:
Production and delivery	2,915	2,480	5,723	4,668
Depreciation, depletion and amortization	442	450	893	839
Total cost of sales	3,357	2,930	6,616	5,507
Selling, general and administrative expenses	109	107	240	258
Mining exploration and research expenses	24	19	45	33
Environmental obligations and shutdown costs	59	(21)	68	4
Net gain on sales of assets	(45)	(10)	(56)	(33)
Total costs and expenses	3,504	3,025	6,913	5,769
Operating income	1,664	686	3,123	1,283
Interest expense, net	(142)	(162)	(293)	(329)
Net gain (loss) on early extinguishment of debt	9	(4)	8	(3)
Other income (expense), net	20	(7)	49	—
Income from continuing operations before income taxes and equity in affiliated companies’ net earnings (losses)	1,551	513	2,887	951
Provision for income taxes	(515)	(186)	(1,021)	(360)
Equity in affiliated companies’ net earnings (losses)	3	(1)	1	3
Net income from continuing operations	1,039	326	1,867	594
Net (loss) income from discontinued operations	(4)	9	(15)	47
Net income	1,035	335	1,852	641
Net income attributable to noncontrolling interests:
Continuing operations	(166)	(66)	(291)	(141)
Discontinued operations	—	(1)	—	(4)
Net income attributable to common stockholders	$869	$268	$1,561	$496

Basic net income (loss) per share attributable to common stockholders:
Continuing operations	$0.60	$0.18	$1.08	$0.31
Discontinued operations	—	—	(0.01)	0.03
	$0.60	$0.18	$1.07	$0.34

Diluted net income (loss) per share attributable to common stockholders:
Continuing operations	$0.59	$0.18	$1.08	$0.31
Discontinued operations	—	—	(0.01)	0.03
	$0.59	$0.18	$1.07	$0.34

Weighted-average common shares outstanding:
Basic	1,449	1,447	1,449	1,447
Diluted	1,458	1,453	1,458	1,453

Dividends declared per share of common stock	$0.05	$—	$0.10	$—

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In millions)
Net income	$1,035	$335	$1,852	$641

Other comprehensive income, net of taxes:
Unrealized gains on securities	—	1	—	2
Defined benefit plans:
Actuarial gains arising during the period, net of taxes of $48 million for the three and six months ended June 30, 2017	—	69	—	69
Amortization of unrecognized amounts included in net periodic benefit costs	11	19	23	30
Foreign exchange losses	—	—	(1)	(1)
Other comprehensive income	11	89	22	100

Total comprehensive income	1,046	424	1,874	741
Total comprehensive income attributable to noncontrolling interests	(166)	(75)	(290)	(153)
Total comprehensive income attributable to common stockholders	$880	$349	$1,584	$588

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2018	2017
	(In millions)
Cash flow from operating activities:
Net income	$1,852	$641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	893	839
Net gain on sales of assets	(56)	(33)
Stock-based compensation	60	44
Payments for Cerro Verde royalty dispute	(21)	(21)
Net charges for environmental and asset retirement obligations, including accretion	152	87
Payments for environmental and asset retirement obligations	(110)	(59)
Net charges for defined pension and postretirement plans	38	70
Pension plan contributions	(44)	(56)
Net (gain) loss on early extinguishment of debt	(8)	3
Deferred income taxes	61	55
Loss (gain) on disposal of discontinued operations	15	(38)
Decrease in long-term mill and leach stockpiles	38	80
Non-cash drillship settlements/idle rig costs and other oil and gas adjustments	—	(33)
Oil and gas contract settlement payments	—	(70)
Other, net	21	(23)
Changes in working capital and other tax payments:
Accounts receivable	309	589
Inventories	(468)	(101)
Other current assets	(20)	(2)
Accounts payable and accrued liabilities	114	(267)
Accrued income taxes and timing of other tax payments	(148)	124
Net cash provided by operating activities	2,678	1,829

Cash flow from investing activities:
Capital expenditures:
North America copper mines	(232)	(67)
South America	(138)	(45)
Indonesia	(449)	(457)
Molybdenum mines	(2)	(2)
Other	(63)	(135)
Intangible water rights and other, net	(86)	3
Net cash used in investing activities	(970)	(703)

Cash flow from financing activities:
Proceeds from debt	352	606
Repayments of debt	(2,297)	(1,250)
Cash dividends paid:
Common stock	(73)	(2)
Noncontrolling interests	(241)	(39)
Stock-based awards net proceeds (payments)	5	(8)
Debt financing costs and other, net	(23)	(11)
Net cash used in financing activities	(2,277)	(704)

Net (decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(569)	422
Decrease in cash and cash equivalents in assets held for sale	44	7
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	4,631	4,403
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$4,106	$4,832
The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
CONSOLIDATED STATEMENT OF EQUITY (Unaudited)

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at December 31, 2017	1,578	$158	$26,751	$(14,722)	$(487)	130	$(3,723)	$7,977	$3,319	$11,296
Exercised and vested stock-based awards	1	—	8	—	—	—	—	8	—	8
Stock-based compensation, including the tender of shares	—	—	53	—	—	—	(3)	50	—	50
Dividends	—	—	(145)	—	—	—	—	(145)	(241)	(386)
Net income attributable to common stockholders	—	—	—	1,561	—	—	—	1,561	—	1,561
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	291	291
Other comprehensive income (loss)	—	—	—	—	23	—	—	23	(1)	22
Balance at June 30, 2018	1,579	$158	$26,667	$(13,161)	$(464)	130	$(3,726)	$9,474	$3,368	$12,842

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. GENERAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles (GAAP) in the United States (U.S.). Therefore, this information should be read in conjunction with Freeport-McMoRan Inc.’s (FCX) consolidated financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2017. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. With the exception of the accounting for discontinued operations, assets held for sale, and the remeasurement of a pension plan in second-quarter 2017, all such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the six-month period ended June 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

Assets Held for Sale.  FCX is continuing to assess opportunities for its Kisanfu copper and cobalt exploration project, located in the Democratic of Republic of Congo, including development of the project on its own or a sale of all or a minority stake in the project. Because management no longer believes that it is probable an outright sale will occur in the near term, the related assets and liabilities are no longer classified as held for sale. The primary revisions to the consolidated balance sheet as of December 31, 2017, were a $90 million increase to property, plant, equipment and mine development costs, net, with an offsetting reduction in current assets held for sale, and a $27 million increase to deferred income taxes, with an offsetting reduction in current liabilities held for sale.

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

Reconciliations of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted net income per share follow (in millions, except per share amounts):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018		2017	2018		2017
Net income from continuing operations	$1,039		$326	$1,867		$594
Net income from continuing operations attributable to noncontrolling interests	(166)		(66)	(291)		(141)
Undistributed earnings allocated to participating securities	(3)		(3)	(4)		(3)
Net income from continuing operations attributable to common stockholders	870		257	1,572		450

Net (loss) income from discontinued operations	(4)		9	(15)		47
Net income from discontinued operations attributable to noncontrolling interests	—		(1)	—		(4)
Net (loss) income from discontinued operations attributable to common stockholders	(4)		8	(15)		43

Net income attributable to common stockholders	$866		$265	$1,557		$493

Basic weighted-average shares of common stock outstanding	1,449		1,447	1,449		1,447
Add shares issuable upon exercise or vesting of dilutive stock options and restricted stock units	9	[a]	6	9	[a]	6
Diluted weighted-average shares of common stock outstanding	1,458		1,453	1,458		1,453

Basic net income (loss) per share attributable to common stockholders:
Continuing operations	$0.60		$0.18	$1.08		$0.31
Discontinued operations	—		—	(0.01)		0.03
	$0.60		$0.18	$1.07		$0.34
Diluted net income (loss) per share attributable to common stockholders:
Continuing operations	$0.59		$0.18	$1.08		$0.31
Discontinued operations	—		—	(0.01)		0.03
	$0.59		$0.18	$1.07		$0.34

a.
Excludes approximately 2 million shares of common stock for second-quarter 2018 and 3 million shares of common stock for the first six months of 2018 associated with outstanding stock options with exercise prices less than the average market price of FCX’s common stock that were anti-dilutive.

Outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of diluted net income per share of common stock. Stock options for 35 million shares of common stock were excluded for second-quarter 2018, 44 million for second-quarter 2017, 34 million for the first six months of 2018 and 44 million for the first six months of 2017.

NOTE 3. INVENTORIES, INCLUDING LONG-TERM MILL AND LEACH STOCKPILES

The components of inventories follow (in millions):

	June 30, 2018	December 31, 2017
Current inventories:
Total materials and supplies, net[a]	$1,404	$1,305

Mill stockpiles	$293	$360
Leach stockpiles	1,142	1,062
Total current mill and leach stockpiles	$1,435	$1,422

Raw materials (primarily concentrate)	$435	$265
Work-in-process	179	154
Finished goods	723	747
Total product inventories	$1,337	$1,166

Long-term inventories:
Mill stockpiles	$288	$300
Leach stockpiles	1,083	1,109
Total long-term mill and leach stockpiles	$1,371	$1,409

a.	Materials and supplies inventory was net of obsolescence reserves totaling $25 million at June 30, 2018, and $29 million at December 31, 2017.

NOTE 4. INCOME TAXES

Variations in the relative proportions of jurisdictional income result in fluctuations to FCX’s consolidated effective income tax rate. FCX’s consolidated effective income tax rate was 35 percent for the first six months of 2018 and 38 percent for the first six months of 2017. Geographic sources of FCX’s (provision for) benefit from income taxes follow (in millions):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2018		2017		2018		2017
U.S. operations	$5	[a]	$29	[b]	$8	[a]	$22	[b]
International operations	(520)		(215)		(1,029)		(382)
Total	$(515)		$(186)		$(1,021)		$(360)

a.	Includes a tax credit of $5 million in second-quarter 2018 and for the first six months of 2018 associated with the settlement of a state income tax examination.

b.	Includes net tax credits of $32 million in second-quarter 2017 and $31 million for the first six months of 2017 associated with anticipated recovery of alternative minimum tax credit carryforwards.

The December 2017 Tax Cuts and Jobs Act (the Act) included significant modifications to then-existing U.S. tax laws and created many new complex tax provisions. As of December 31, 2017, FCX recorded provisional impacts of the tax effects related to specific provisions and continues to evaluate other provisions of the Act. During the first six months of 2018, no adjustments were made to the provisional amounts recorded at December 31, 2017, as FCX has not fully completed its analysis of the Act, and the provisional amounts continue to represent FCX’s best estimates. FCX’s current analysis of the Act indicates that there may be adjustments to tax receivables associated with minimum tax credit refunds resulting from an ongoing review of tax positions taken in prior years and impacts from the Act’s Global Intangible Low-Taxed Income provisions resulting in use of net operating loss (NOL) carryforwards against income that would not generate a net tax liability absent the availability of NOLs. FCX continues to carry a valuation allowance against all U.S. federal NOLs. During the remainder of 2018, FCX will continue to refine its calculations, including quantifying potential impacts discussed above, as it completes its analysis of the Act.

NOTE 5. DEBT AND EQUITY

The components of debt follow (in millions):

	June 30, 2018	December 31, 2017
Senior notes and debentures:
Issued by FCX	$9,594	$11,429
Issued by Freeport Minerals Corporation (FMC)	358	358
Issued by Freeport-McMoRan Oil & Gas LLC (FM O&G LLC)	—	54
Cerro Verde credit facility	1,171	1,269
Other	4	7
Total debt[a]	11,127	13,117
Less current portion of debt	(4)	(1,414)
Long-term debt	$11,123	$11,703

a.
Includes additions for unamortized fair value adjustments totaling $63 million at June 30, 2018 ($97 million at December 31, 2017), and is net of reductions for unamortized net discounts and unamortized debt issuance costs totaling $76 million at June 30, 2018 ($85 million at December 31, 2017).

Revolving Credit Facility. At June 30, 2018, there were no borrowings outstanding and $13 million in letters of credit issued under FCX’s revolving credit facility, resulting in availability of approximately $3.5 billion, of which approximately $1.5 billion could be used for additional letters of credit.

In April 2018, FCX, PT Freeport Indonesia (PT-FI) and FM O&G LLC entered into a new $3.5 billion, five-year, unsecured revolving credit facility, which replaced FCX’s prior revolving credit facility (scheduled to mature on May 31, 2019). The new revolving credit facility is available until April 20, 2023, with $500 million available to PT-FI, and up to $1.5 billion available in letters of credit, and has a substantially similar structure and terms as the prior revolving credit facility. Interest on loans made under the new revolving credit facility will, at the option of FCX, be determined based on the adjusted London Interbank Offered rate or the alternate base rate (each as defined in the new revolving credit facility) plus a spread to be determined by reference to FCX’s credit ratings. The new revolving credit facility contains customary affirmative covenants and representations, and also contains a number of negative covenants that, among other things, restrict, subject to certain exceptions, the ability of FCX's subsidiaries that are not borrowers or guarantors to incur additional indebtedness (including guarantee obligations) and FCX's or its subsidiaries’ ability to: create liens on assets; enter into sale and leaseback transactions; engage in mergers, liquidations and dissolutions; and sell assets. FCX’s new revolving credit facility also contains financial ratios governing maximum total leverage and minimum interest expense coverage. FCX’s total leverage ratio (ratio of total debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the credit agreement) cannot exceed 3.75x, and the minimum interest expense coverage ratio (ratio of consolidated EBITDA to consolidated cash interest expense, as defined in the credit agreement) is 2.25x.

Senior Notes.  In March 2018, FCX’s 2.375% Senior Notes matured, and the $1.4 billion outstanding principal balance was repaid.

On April 4, 2018, FCX redeemed $454 million of aggregate principal amount of outstanding senior notes (as discussed in Early Extinguishment of Debt).

Cerro Verde Credit Facility. In March 2018, Cerro Verde prepaid $100 million of its credit facility.

Early Extinguishment of Debt. During second-quarter 2018, FCX redeemed in full certain senior notes, and holders received the principal amounts together with the redemption premiums and accrued and unpaid interest up to the redemption date. A summary of these redemptions follows (in millions):

	Principal Amount	Net Adjustments	Book Value	Redemption Value	Gain
FCX 6.75% Senior Notes due 2022	$404	$22	$426	$418	$8
FM O&G LLC 6 7/8% Senior Notes due 2023	50	4	54	52	2
	$454	$26	$480	$470	$10

Partially offsetting the $10 million gain were losses in second-quarter 2018 and for the first six months of 2018, primarily associated with entering into the new revolving credit facility.

During second-quarter 2017, a $4 million loss was recognized associated with the modification of Cerro Verde’s credit facility.

Interest Expense, Net. Consolidated interest costs (before capitalized interest) totaled $165 million in second-quarter 2018, $192 million in second-quarter 2017, $341 million for the first six months of 2018 and $387 million for the first six months of 2017. Capitalized interest added to property, plant, equipment and mine development costs, net, totaled $23 million in second-quarter 2018, $30 million in second-quarter 2017, $48 million for the first six months of 2018 and $58 million for the first six months of 2017.

Common Stock.  In February 2018, FCX’s Board of Directors (the Board) reinstated a cash dividend on FCX’s common stock. On June 27, 2018, the Board declared a quarterly cash dividend of $0.05 per share, which was paid on August 1, 2018, to common stockholders of record as of July 13, 2018.

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

Commodity Contracts.  From time to time, FCX has entered into derivative contracts to hedge the market risk associated with fluctuations in the prices of commodities it purchases and sells. Derivative financial instruments used by FCX to manage its risks do not contain credit risk-related contingent provisions. As of June 30, 2018, and December 31, 2017, FCX had no price protection contracts relating to its mine production. A discussion of FCX’s derivative contracts and programs follows.

Derivatives Designated as Hedging Instruments – Fair Value Hedges
Copper Futures and Swap Contracts. Some of FCX’s U.S. copper rod customers request a fixed market price instead of the Commodity Exchange Inc. (COMEX) average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures or swap contracts. Hedging gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses resulting from hedge ineffectiveness during the six-month periods ended June 30, 2018 and 2017. At June 30, 2018, FCX held copper futures and swap contracts that qualified for hedge accounting for 64 million pounds at an average contract price of $3.08 per pound, with maturities through September 2019.

A summary of (losses) gains recognized in revenues for derivative financial instruments related to commodity contracts that are designated and qualify as fair value hedge transactions, including the unrealized gains (losses) on the related hedged item follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Copper futures and swap contracts:
Unrealized (losses) gains:
Derivative financial instruments	$(4)	$1	$(19)	$(1)
Hedged item – firm sales commitments	4	(1)	19	1

Realized gains:
Matured derivative financial instruments	—	1	2	9

Derivatives Not Designated as Hedging Instruments
Embedded Derivatives. Certain FCX concentrate and cathode contracts are provisionally priced at the time of shipment. The provisional prices are finalized in a specified future month (generally one to four months from the shipment date) based on quoted monthly average copper settlement prices on the London Metal Exchange (LME) or COMEX and quoted monthly average London Bullion Market Association (LBMA) gold settlement prices as specified in the contract. FCX receives market prices based on prices in the specified future month, which results in price fluctuations until the date of settlement. Similarly, FCX purchases copper and cobalt under contracts that provide for provisional pricing. FCX applies the normal purchases and normal sales scope exception in accordance with derivatives and hedge accounting guidance to the host sales agreements since the contracts do not allow for net settlement and always result in physical delivery. Sales and purchases with a provisional sales price contain an embedded derivative (i.e., the price settlement mechanism is settled after the time of delivery) that is required to be bifurcated from the host contract. The host contract is the sale or purchase of the metals contained in the concentrate or cathode at the then-current metal price as defined in the contract. Mark-to-market price fluctuations from these embedded derivatives are recorded through the settlement date and are reflected in revenues for sales contracts and in inventory for purchase contracts.

A summary of FCX’s embedded derivatives at June 30, 2018, follows:

	Open Positions	Average Price Per Unit		Maturities Through
		Contract	Market
Embedded derivatives in provisional sales contracts:
Copper (millions of pounds)	532	$3.12	$3.01	November 2018
Gold (thousands of ounces)	308	1,296.18	1,254.91	September 2018
Embedded derivatives in provisional purchase contracts:
Copper (millions of pounds)	159	3.11	3.01	October 2018
Cobalt (millions of pounds)[a]	8	32.55	28.60	September 2018

a.	Relates to assets held for sale.

Copper Forward Contracts. Atlantic Copper, FCX’s wholly owned smelting and refining unit in Spain, enters into copper forward contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in cost of sales. At June 30, 2018, Atlantic Copper held net copper forward sales contracts for 46 million pounds at an average contract price of $3.16 per pound, with maturities through August 2018.

Summary of (Losses) Gains. A summary of the realized and unrealized (losses) gains recognized in operating income for commodity contracts that do not qualify as hedge transactions, including embedded derivatives, follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Embedded derivatives in provisional sales contracts:[a]
Copper	$(14)	$35	$(149)	$142
Gold and other metals	(30)	(1)	(12)	18
Copper forward contracts[b]	6	(4)	8	(5)

a.	Amounts recorded in revenues.

b.	Amounts recorded in cost of sales as production and delivery costs.

Unsettled Derivative Financial Instruments
A summary of the fair values of unsettled commodity derivative financial instruments follows (in millions):

	June 30, 2018	December 31, 2017
Commodity Derivative Assets:
Derivatives designated as hedging instruments:
Copper futures and swap contracts	$—	$11
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional copper and gold
sales/purchase contracts	17	155
Copper forward contracts	6	1
Total derivative assets	$23	$167

Commodity Derivative Liabilities:
Derivatives designated as hedging instruments:
Copper futures and swap contracts	$8	$—
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional copper and gold
sales/purchase contracts	73	31
Copper forward contracts	—	2
Total derivative liabilities	$81	$33

The table above and below excludes $31 million of embedded derivatives in provisional cobalt purchase contracts at June 30, 2018, and $24 million at December 31, 2017, which are reflected in liabilities held for sale.

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

	Assets		Liabilities
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017

Gross amounts recognized:
Commodity contracts:
Embedded derivatives in provisional copper
and gold sales/purchase contracts	$17	$155	$73	$31
Copper derivatives	6	12	8	2
	23	167	81	33

Less gross amounts of offset:
Commodity contracts:
Embedded derivatives in provisional copper
and gold sales/purchase contracts	—	—	—	—
Copper derivatives	—	1	—	1
	—	1	—	1

Net amounts presented in balance sheet:
Commodity contracts:
Embedded derivatives in provisional copper
and gold sales/purchase contracts	17	155	73	31
Copper derivatives	6	11	8	1
	$23	$166	$81	$32

Balance sheet classification:
Trade accounts receivable	$—	$151	$64	$—
Other current assets	6	11	—	—
Accounts payable and accrued liabilities	17	4	17	32
	$23	$166	$81	$32

Credit Risk.  FCX is exposed to credit loss when financial institutions with which it has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. FCX does not anticipate that any of the counterparties it deals with will default on their obligations. As of June 30, 2018, the maximum amount of credit exposure associated with derivative transactions was $23 million.

Other Financial Instruments.  Other financial instruments include cash and cash equivalents, restricted cash, restricted cash equivalents, accounts receivable, investment securities, legally restricted funds, accounts payable and accrued liabilities, dividends payable and long-term debt. The carrying value for cash and cash equivalents (which included time deposits of $2.4 billion at June 30, 2018, and $2.9 billion at December 31, 2017), restricted cash, restricted cash equivalents, accounts receivable, accounts payable and accrued liabilities, and dividends payable approximates fair value because of their short-term nature and generally negligible credit losses (refer to Note 7 for the fair values of investment securities, legally restricted funds and long-term debt).

In addition, as of June 30, 2018, FCX has contingent consideration assets related to certain 2016 asset sales (refer to Note 7 for the related fair values and to Note 2 of FCX’s annual report on Form 10-K for the year ended December 31, 2017, for further discussion of these instruments).

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents. The following table provides a reconciliation of total cash, cash equivalents, restricted cash and restricted cash equivalents presented in the consolidated statements of cash flows to the components presented in the consolidated balance sheets (in millions):

	June 30, 2018	December 31, 2017
Balance sheet components:
Cash and cash equivalents	$3,859	$4,447
Restricted cash and restricted cash equivalents included in:
Other current assets	120	52
Other assets	127	132
Total cash, cash equivalents, restricted cash and restricted cash equivalents presented in the consolidated statements of cash flows	$4,106	$4,631

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

NOTE 7. FAIR VALUE MEASUREMENT

Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). FCX recognizes transfers between levels at the end of the reporting period. FCX did not have any significant transfers in or out of Level 1, 2 or 3 during second-quarter 2018.

FCX’s financial instruments are recorded on the consolidated balance sheets at fair value except for contingent consideration associated with the sale of the Deepwater Gulf of Mexico (GOM) oil and gas properties (which was recorded under the loss recovery approach) and debt. A summary of the carrying amount and fair value of FCX’s financial instruments (including those measured at net asset value (NAV) as a practical expedient), other than cash and cash equivalents, restricted cash, restricted cash equivalents, accounts receivable, accounts payable and accrued liabilities, and dividends payable (refer to Note 6) follows (in millions):

	At June 30, 2018
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$24	$24	$24	$—	$—	$—
Equity securities	5	5	—	5	—	—
Total	29	29	24	5	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	54	54	54	—	—	—
Government bonds and notes	37	37	—	—	37	—
Government mortgage-backed securities	31	31	—	—	31	—
Corporate bonds	29	29	—	—	29	—
Asset-backed securities	14	14	—	—	14	—
Collateralized mortgage-backed securities	8	8	—	—	8	—
Money market funds	4	4	—	4	—	—
Municipal bonds	1	1	—	—	1	—
Total	178	178	54	4	120	—

Derivatives:
Embedded derivatives in provisional copper and gold
sales/purchase contracts in a gross asset position[c,d]	17	17	—	—	17	—
Copper forward contracts[c]	6	6	—	3	3	—
Contingent consideration for the sales of
TF Holdings Limited (TFHL) and onshore
California oil and gas properties[a]	151	151	—	—	151	—
Total	174	174	—	3	171	—

Contingent consideration for the sale of the
Deepwater GOM oil and gas properties[a]	150	132	—	—	—	132

Liabilities
Derivatives:[c]
Embedded derivatives in provisional copper and gold
sales/purchase contracts in a gross liability position	$73	$73	$—	$—	$73	$—
Copper futures and swap contracts	8	8	—	7	1	—
Total	81	81	—	7	74	—

Long-term debt, including current portion[e]	11,127	10,662	—	—	10,662	—

	At December 31, 2017
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$25	$25	$25	$—	$—	$—
Equity securities	5	5	—	5	—	—
Total	30	30	25	5	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	55	55	55	—	—	—
Government bonds and notes	40	40	—	—	40	—
Corporate bonds	32	32	—	—	32	—
Government mortgage-backed securities	27	27	—	—	27	—
Asset-backed securities	15	15	—	—	15	—
Money market funds	11	11	—	11	—	—
Collateralized mortgage-backed securities	8	8	—	—	8	—
Municipal bonds	1	1	—	—	1	—
Total	189	189	55	11	123	—

Derivatives:
Embedded derivatives in provisional copper and gold
sales/purchase contracts in a gross asset position[c]	155	155	—	—	155	—
Copper futures and swap contracts[c]	11	11	—	9	2	—
Copper forward contracts[c]	1	1	—	—	1	—
Contingent consideration for the sales of TFHL
and onshore California oil and gas properties[a]	108	108	—	—	108	—
Total	275	275	—	9	266	—

Contingent consideration for the sale of the
Deepwater GOM oil and gas properties[a]	150	134	—	—	—	134

Liabilities
Derivatives:[c]
Embedded derivatives in provisional copper and gold
sales/purchase contracts in a gross liability position[d]	$31	$31	$—	$—	$31	$—
Copper forward contracts	2	2	—	1	1	—
Total	33	33	—	1	32	—

Long-term debt, including current portion[e]	13,117	13,269	—	—	13,269	—

a.	Current portion included in other current assets and long-term portion included in other assets.

b.
Excludes time deposits (which approximated fair value) included in (i) other current assets of $120 million at June 30, 2018, and $52 million at December 31, 2017, primarily associated with PT-FI’s mine closure and reclamation guarantees and its disputed incremental export duty and (ii) other assets of $126 million at June 30, 2018, and $123 million at December 31, 2017, primarily associated with an assurance bond to support PT-FI’s commitment for smelter development in Indonesia.

c.	Refer to Note 6 for further discussion and balance sheet classifications.

d.	Excludes embedded derivatives in provisional cobalt purchase contracts of $31 million at June 30, 2018, and $24 million at December 31, 2017 (refer to Note 6 for further discussion).

e.
Recorded at cost except for debt assumed in acquisitions, which were recorded at fair value at the respective acquisition dates. In addition, debt excludes $150 million at June 30, 2018, and $112 million at December 31, 2017, related to assets held for sale (which approximated fair value).

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

FCX’s embedded derivatives on provisional copper concentrate, copper cathode and gold purchases and sales are valued using quoted monthly LME or COMEX copper forward prices and the adjusted LBMA gold prices at each reporting date based on the month of maturity (refer to Note 6 for further discussion); however, FCX’s contracts themselves are not traded on an exchange. As a result, these derivatives are classified within Level 2 of the fair value hierarchy.

FCX’s embedded derivatives on provisional cobalt purchases, included in liabilities held for sale, are valued using quoted monthly LME cobalt forward prices or average published Metals Bulletin cobalt prices, subject to certain adjustments as specified by the terms of the contracts, at each reporting date based on the month of maturity (Level 2).

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

As reported in Note 2 of FCX’s annual report on Form 10-K for the year ended December 31, 2017, in November 2016, FCX’s sale of its interest in TFHL included contingent consideration of up to $120 million in cash, consisting of $60 million if the average copper price exceeds $3.50 per pound and $60 million if the average cobalt price exceeds $20 per pound, both during the 24-month period beginning January 1, 2018. Also in 2016, FCX Oil & Gas LLC’s (FM O&G) sale of its onshore California oil and gas properties included contingent consideration of up to $150 million, consisting of $50 million per year for 2018, 2019 and 2020 if the price of Brent crude oil averages over $70 per barrel in each of these calendar years. Future changes in the fair value of the contingent consideration derivative for the sale of TFHL will continue to be recorded in discontinued operations and for the onshore California oil and gas properties will continue to be recorded in operating income. The fair value of the contingent consideration derivative was (i) $61 million at June 30, 2018, and $74 million at December 31, 2017, associated with the sale of TFHL and (ii) $90 million at June 30, 2018, and $34 million at December 31, 2017, associated with the sale of the onshore California oil and gas properties. The contingent consideration derivative was included in other assets in the consolidated balance sheets except for $44 million included in other current assets at June 30, 2018. These fair values were calculated based on average commodity price forecasts through applicable maturity dates using a Monte Carlo simulation model. The models use various observable inputs, including Brent crude oil forward prices, historical copper and cobalt prices, volatilities, discount rates and settlement terms. As a result, these contingent consideration assets are classified within Level 2 of the fair value hierarchy.

As reported in Note 2 of FCX’s annual report on Form 10-K for the year ended December 31, 2017, in December 2016, FM O&G’s sale of its Deepwater GOM oil and gas properties included up to $150 million in contingent consideration that was recorded at the total amount under the loss recovery approach. The contingent consideration will be received over time as future cash flows are realized in connection with a third-party production handling agreement for an offshore platform. The contingent consideration included in (i) other current assets totaled $28 million at June 30, 2018, and $24 million at December 31, 2017, and (ii) other assets totaled $122 million at June 30, 2018, and $126 million at December 31, 2017. The fair value of this contingent consideration was calculated based on a discounted cash flow model using inputs that include third-party estimates for reserves, production rates and production timing, and discount rates. Because significant inputs are not observable in the market, the contingent consideration is classified within Level 3 of the fair value hierarchy.

Long-term debt, including current portion, is valued using available market quotes and, as such, is classified within Level 2 of the fair value hierarchy.

The techniques described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with other market participants, the use of different techniques or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the techniques used at June 30, 2018, as compared to those techniques used at December 31, 2017.

A summary of the changes in the fair value of FCX’s Level 3 instrument, contingent consideration for the sale of the Deepwater GOM oil and gas properties, during the first six months of 2018 follows (in millions):

Fair value at January 1, 2018	$134
Net unrealized loss related to assets still held at the end of the period	(2)
Fair value at June 30, 2018	$132

NOTE 8. CONTINGENCIES AND COMMITMENTS

Environmental
Cyprus Tohono
Cyprus Tohono, a wholly owned subsidiary of FMC, had historical mining operations in south central Arizona, and groundwater issues at the site are expected to require remediation. FCX increased its recorded environmental obligation for this contingency by $44 million with a corresponding charge to operating income in second-quarter 2018 to reflect an updated assessment of remediation alternatives.

Litigation
There were no significant updates to previously reported legal proceedings included in Note 12 of FCX’s annual report on Form 10-K for the year ended December 31, 2017, other than the matter below, which was also disclosed in Note 8 of FCX’s quarterly report on Form 10-Q for the quarter ended March 31, 2018.

On April 1, 2016, a purported class action titled David Garcia v. Freeport-McMoRan Oil & Gas LLC was filed in the Superior Court of the State of California for the County of Santa Barbara (Case No. 16CV01305) against FM O&G LLC, an indirect wholly owned subsidiary of FCX. A former FM O&G LLC employee filed the case, which alleges violations of various California employment laws and seeks relief for past wages, overtime, penalties, interest and attorney’s fees. The primary issue underlying the claims is whether compensation must be paid to non-exempt shift workers on platforms located offshore California on the outer-continental shelf for sleep time and other non-working time. In June 2016, FM O&G LLC removed the case to the U.S. District Court for the Central District of California, Santa Barbara (the District Court). In September 2016, the court dismissed the complaint on the grounds that all four FM O&G LLC platforms potentially involved are located in federal waters, that federal law, not state law, applies, and that federal law does not require an employer to compensate for non-work time. In October 2016, the plaintiff appealed the dismissal to the U.S. Court of Appeals for the Ninth Circuit. In June 2017, the Ninth Circuit stayed the Garcia case pending its decision in another case involving essentially the same legal issues, titled Newton v. Parker Drilling Management Services, Ltd. In February 2018, a three-judge panel of the Ninth Circuit ruled in favor of the plaintiffs in the Newton case. Because that decision conflicts with longstanding precedent in the Fifth Circuit and could set a precedent that will result in a reversal of the dismissal in the Garcia case, FM O&G LLC and others filed amicus briefs in April 2018 in support of Parker Drilling’s petition for an en banc rehearing in the Newton case. The Ninth Circuit denied that request on April 27, 2018, but modified its original opinion noting that the question of whether the Ninth Circuit’s holding should be applied retrospectively is reserved for the District Court’s consideration on remand. On May 16, 2018, the Ninth Circuit granted Parker Drilling’s motion to stay further proceedings in the District Court pending the possible filing of a petition for review by the U.S. Supreme Court, which would be required to be filed by late August 2018. On May 29, 2018, the Ninth Circuit also stayed further proceedings in Garcia pending the U.S. Supreme Court’s consideration of the petition for review in Newton v. Parker Drilling.

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

Tax and Other Matters
Cerro Verde Royalty Dispute and Other Peru Tax Matters
During second-quarter 2018, there were no significant updates to the Cerro Verde royalty dispute and other Peru tax matters included in Note 12 of FCX’s annual report on Form 10-K for the year ended December 31, 2017.

Indonesia Tax Matters
There were no significant updates to previously reported Indonesia tax matters included in Note 12 of FCX’s annual report on Form 10-K for the year ended December 31, 2017, other than the matter below, which was also updated in Note 8 of FCX’s quarterly report on Form 10-Q for the quarter ended March 31, 2018.

PT-FI received assessments from the local regional tax authority in Papua, Indonesia, for additional taxes and penalties related to surface water taxes for the period from January 2011 through June 2018. PT-FI has filed or will file appeals of these assessments with the Indonesia Tax Court. During the first half of 2018, the Indonesia Tax Court ruled partially in favor of PT-FI with respect to assessments for the period January 2016 through April 2016 by reducing these assessments that amounted to $20 million, including penalties, to $12 million, including penalties (based on the exchange rate at June 30, 2018), or an approximate 40 percent reduction. Hearings in the Indonesia Tax Court related to assessments for the period from May 2016 through September 2016 have concluded with no decisions issued, and hearings related to assessments for the period from October 2016 through April 2017 are currently underway.

During 2017, PT-FI filed reconsideration request petitions to the Indonesia Supreme Court with respect to assessments for the period from January 2011 through December 2015; and in second-quarter 2018, filed reconsideration request petitions with respect to the Indonesia Tax Court decisions related to the assessments for the period from January 2016 through April 2016. In second-quarter 2018, the Indonesia Supreme Court issued favorable decisions relating to surface water tax assessments for the period January 2011 through July 2015. The Indonesia Supreme Court ruling concluded that PT-FI and the Indonesian government are bound by PT-FI’s Contract of Work (COW), which is lex specialis, and prevails as the law for the parties to the COW that should be carried out in good faith. As a result, FCX estimates the total amount of the assessments, including penalties, (based on the exchange rate at June 30, 2018) for the period from August 2015 through June 2018 totals $169 million, including $85 million in penalties. As of June 30, 2018, no charges have been recorded for these assessments because PT-FI believes its COW exempts it from these payments. As of August 8, 2018, PT-FI has not paid and does not intend to pay these assessments.

Indonesia Mining Contract. The following is the latest information related to PT-FI’s COW (refer to Note 13 of FCX’s annual report on Form 10-K for the year ended December 31, 2017, for further discussion).

In October 2017, Indonesia’s Ministry of Environment and Forestry (the Ministry) notified PT-FI of administrative sanctions related to certain activities the Ministry indicated are not reflected in PT-FI’s environmental permit. The Ministry also notified PT-FI that certain operational activities were inconsistent with factors set forth in PT-FI’s environmental permitting studies and that additional monitoring and improvements need to be undertaken related to air quality, water drainage, treatment and handling of certain wastes, and tailings management. PT-FI has been engaged in a process to update its permits through submissions and dialogue with the Ministry that began in late 2014, and PT-FI believes that it has submitted the required documentation to update such permits. In April 2018, the Ministry issued decrees imposing unattainable environmental standards related to PT-FI’s controlled riverine tailings management system that must be complied with by October 2018. The decrees, which PT-FI believes are contrary to the Indonesian government’s obligations under PT-FI’s COW, conflict with PT-FI’s approved environmental management programs and existing environmental permits. If these unattainable environmental standards are not modified or delayed, PT-FI could be adversely affected, including possible shutdown of its operations. PT-FI is currently engaged in constructive discussions with the Ministry in working toward a resolution of these issues.

PT-FI and the Indonesian government have been engaged in negotiation and documentation of a special mining license (IUPK) and accompanying documentation for assurances on legal and fiscal terms to provide PT-FI with long-term mining rights through 2041. In addition, the IUPK would provide that PT-FI construct a smelter within five years of reaching definitive agreements and include agreement for the divestment of 51 percent of the project area interests to Indonesian participants at fair market value.

In late 2017, the Indonesian government (including the regional government of Papua Province and Mimika Regency) and PT Indonesia Asahan Aluminium (Persero) (Inalum), a state-owned enterprise, which leads the Indonesian government’s consortium of investors, formed a special purpose company to acquire Grasberg project area interests. Inalum is wholly owned by the Indonesian government and currently holds 9.36 percent of PT-FI’s outstanding common stock.

In July 2018, FCX and PT-FI entered into a Heads of Agreement with Inalum and PT-FI’s joint venture partner Rio Tinto. Under the terms of the non-binding agreement, Inalum would acquire for aggregate cash consideration of $3.85 billion all of Rio Tinto's interests associated with its joint venture with PT-FI (Joint Venture) and all of FCX's interests in PT Indocopper Investama, which owns 9.36 percent of PT-FI.

Inalum would contribute the Rio Tinto interests to PT-FI, which would expand PT-FI’s asset base, in exchange for a 40 percent share ownership in PT-FI, pursuant to arrangements that would enable FCX and existing PT-FI shareholders to retain the economics of the revenue and cost sharing arrangements under the Joint Venture. Following completion of the transaction, Inalum's share ownership would approximate 51 percent of PT-FI (subject to an agreement between shareholders to replicate the Joint Venture economics) and FCX's ownership would approximate 49 percent.

At closing, Rio Tinto would receive $3.5 billion and FCX would receive $350 million in cash proceeds from Inalum. In addition, Rio Tinto would forego in favor of FCX an amount equivalent to Rio Tinto's share of Joint Venture cash flows since January 1, 2018, through closing.

Following completion of the ownership restructuring, FCX does not expect its economic exposure to PT-FI to change significantly. FCX expects its share of future cash flows of the expanded PT-FI asset base, combined with the cash proceeds received in the transaction, to be comparable to its existing share of future cash flows under the current Joint Venture arrangement. FCX would also continue to manage the operations of PT-FI.

The transaction, which is expected to close during the second half of 2018, is subject to the negotiation and documentation of definitive agreements, including purchase and sale agreements, the extension and stability of PT-FI's long-term mining rights through 2041 in a form acceptable to FCX and Inalum, a shareholders’ agreement between FCX and Inalum providing for continuity of FCX’s management of PT-FI’s operations and addressing governance arrangements, and resolution of environmental regulatory matters pending before the Ministry satisfactory to the Indonesian government, FCX and Inalum. The terms of these agreements will be subject to approval by the FCX Board, and will require modification or revocation of current regulations and the implementation of new regulations by the Indonesian government. FCX cannot currently predict whether there will be any material accounting and tax impacts associated with the transaction.

PT-FI’s export license is effective through February 15, 2019. In July 2018, PT-FI’s temporary IUPK was extended to August 31, 2018, and PT-FI will continue to seek extensions to its temporary IUPK until definitive agreements are complete. On February 28, 2018, PT Smelting (PT-FI’s 25 percent-owned smelter and refinery in Indonesia) received an extension of its anode slimes export license through February 26, 2019.

FCX cannot predict whether PT-FI will be successful in reaching satisfactory definitive agreements on the terms of its long-term mining rights. Until definitive agreements are reached, PT-FI has reserved all rights under its COW, including pursuing arbitration under the dispute resolution procedures.

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

FCX defers recognizing profits on sales from its mines to other divisions, including Atlantic Copper and on 25 percent of PT-FI’s sales to PT Smelting, until final sales to third parties occur. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices result in variability in FCX’s net deferred profits and quarterly earnings.
FCX allocates certain operating costs, expenses and capital expenditures to its operating divisions and individual segments. However, not all costs and expenses applicable to an operation are allocated. U.S. federal and state income taxes are recorded and managed at the corporate level (included in Corporate, Other & Eliminations), whereas foreign income taxes are recorded and managed at the applicable country level. In addition, most mining exploration and research activities are managed on a consolidated basis, and those costs, along with some selling, general and administrative costs, are not allocated to the operating divisions or individual segments. Accordingly, the following Financial Information by Business Segment reflects management determinations that may not be indicative of what the actual financial performance of each operating division or segment would be if it was an independent entity.

Product Revenues. FCX’s revenues attributable to the products it sold for the second quarters and first six months of 2018 and 2017 follow (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Copper:
Concentrate	$1,703	$1,241	$3,350	$2,222
Cathode	1,465	954	2,888	1,995
Rod and other refined copper products	668	590	1,338	1,214
Gold	933	571	1,741	839
Molybdenum	310	239	596	448
Other[a]	400	281	798	512
Adjustments to revenue:
Treatment charges	(139)	(128)	(271)	(231)
Royalty expense[b]	(73)	(44)	(142)	(66)
Export duties[c]	(55)	(27)	(101)	(41)
Revenue from contracts with customers	5,212	3,677	10,197	6,892
Embedded derivatives[d]	(44)	34	(161)	160
Total consolidated revenues	$5,168	$3,711	$10,036	$7,052

a.	Primarily includes revenues associated with cobalt, silver, oil, gas and natural gas liquids.

b.	Reflects royalties for sales from PT-FI and Cerro Verde that will vary with the volume of metal sold and the prices of copper and gold.

c.	Reflects PT-FI export duties.

d.	Refer to Note 6 for discussion of embedded derivatives related to FCX’s provisionally priced concentrate and cathode sales contracts.

Financial Information by Business Segment

(In millions)

											Atlantic	Corporate,
	North America Copper Mines			South America							Copper	Other
				Cerro			Indonesia		Molybdenum	Rod &	Smelting	& Elimi-		FCX
	Morenci	Other	Total	Verde	Other	Total	Mining		Mines	Refining	& Refining	nations[a]		Total
Three Months Ended June 30, 2018
Revenues:
Unaffiliated customers	$25	$13	$38	$719	$171	$890	$1,639	[b]	$—	$1,387	$602	$612	[c]	$5,168
Intersegment	568	641	1,209	100	—	100	1		111	8	—	(1,429)		—
Production and delivery	298	491	789	445	133	578	425		71	1,389	579	(916)		2,915
Depreciation, depletion and amortization	44	48	92	109	24	133	172		21	3	7	14		442
Selling, general and administrative expenses	1	—	1	2	—	2	28		—	—	5	73		109
Mining exploration and research expenses	—	—	—	—	—	—	—		—	—	—	24		24
Environmental obligations and shutdown costs	—	—	—	—	—	—	—		—	—	—	59		59
Net gain on sales of assets	—	—	—	—	—	—	—		—	—	—	(45)		(45)
Operating income (loss)	250	115	365	263	14	277	1,015		19	3	11	(26)		1,664

Interest expense, net	1	—	1	16	—	16	—		—	—	6	119		142
Provision for (benefit from) income taxes	—	—	—	102	6	108	429		—	—	—	(22)		515
Total assets at June 30, 2018	2,819	4,374	7,193	8,630	1,715	10,345	10,911		1,820	278	931	5,550	[d]	37,028
Capital expenditures	41	99	140	68	3	71	246		1	1	3	20		482

Three Months Ended June 30, 2017
Revenues:
Unaffiliated customers	$45	$32	$77	$567	$111	$678	$1,065	[b]	$—	$1,046	$400	$445	[c]	$3,711
Intersegment	478	593	1,071	57	—	57	—		71	6	—	(1,205)		—
Production and delivery	266	454	720	376	87	463	547	[e]	58	1,047	400	(755)		2,480	[f]
Depreciation, depletion and amortization	49	69	118	104	21	125	153		19	3	7	25		450
Selling, general and administrative expenses	1	—	1	3	—	3	30	[e]	—	—	4	69		107
Mining exploration and research expenses	—	1	1	—	—	—	—		—	—	—	18		19
Environmental obligations and shutdown costs	—	—	—	—	—	—	—		—	—	—	(21)		(21)
Net gain on sales of assets	—	—	—	—	—	—	—		—	—	—	(10)		(10)
Operating income (loss)	207	101	308	141	3	144	335		(6)	2	(11)	(86)		686

Interest expense, net	—	1	1	15	—	15	—		—	—	4	142		162
Provision for (benefit from) income taxes	—	—	—	56	2	58	135		—	—	2	(9)		186
Total assets at June 30, 2017	2,830	4,314	7,144	8,828	1,479	10,307	10,769		1,900	253	739	5,931	[d]	37,043
Capital expenditures	29	10	39	29	1	30	213		1	1	17	61		362

a.	Includes U.S. oil and gas operations, which were previously a reportable segment.

b.	Includes PT-FI's sales to PT Smelting totaling $649 million in second-quarter 2018 and $536 million in second-quarter 2017.

c.	Includes revenues from FCX's molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America and South America copper mines.

d.	Includes assets held for sale, primarily Freeport Cobalt, totaling $625 million at June 30, 2018, and $373 million at June 30, 2017.

e.	Includes net charges at PT-FI associated with workforce reductions totaling $82 million in production and delivery costs and $5 million in selling, general and administrative expenses.

f.
Includes a $15 million decrease related to the adoption of the new guidance for the presentation of net periodic benefit cost for pension and other postretirement benefit plans (refer to Note 11 for further discussion).

(In millions)

											Atlantic	Corporate,
	North America Copper Mines			South America Mining							Copper	Other
				Cerro			Indonesia		Molybdenum	Rod &	Smelting	& Elimi-		FCX
	Morenci	Other	Total	Verde	Other	Total	Mining		Mines	Refining	& Refining	nations[a]		Total
Six Months Ended June 30, 2018
Revenues:
Unaffiliated customers	$28	$28	$56	$1,344	$321	$1,665	$3,160	[b]	$—	$2,772	$1,179	$1,204	[c]	$10,036
Intersegment	1,169	1,330	2,499	202	—	202	53		206	16	2	(2,978)		—
Production and delivery	588	992	1,580	872	249	1,121	882		138	2,777	1,135	(1,910)		5,723
Depreciation, depletion and amortization	90	96	186	214	46	260	353		40	5	14	35		893
Selling, general and administrative expenses	2	2	4	4	—	4	67		—	—	11	154		240
Mining exploration and research expenses	—	1	1	—	—	—	—		—	—	—	44		45
Environmental obligations and shutdown costs	—	—	—	—	—	—	—		—	—	—	68		68
Net gain on sales of assets	—	—	—	—	—	—	—		—	—	—	(56)		(56)
Operating income (loss)	517	267	784	456	26	482	1,911		28	6	21	(109)		3,123

Interest expense, net	2	—	2	33	—	33	—		—	—	11	247		293
Provision for income taxes	—	—	—	170	10	180	830		—	—	1	10		1,021
Capital expenditures	88	144	232	131	7	138	449		2	2	7	54		884

Six Months Ended June 30, 2017
Revenues:
Unaffiliated customers	$111	$82	$193	$1,207	$223	$1,430	$1,599	[b]	$—	$2,153	$858	$819	[c]	$7,052
Intersegment	894	1,156	2,050	173	—	173	—		134	14	—	(2,371)		—
Production and delivery	523	863	1,386	767	169	936	817	[d]	110	2,156	836	(1,573)		4,668	[e]
Depreciation, depletion and amortization	96	138	234	216	42	258	236		38	5	14	54		839
Selling, general and administrative expenses	1	1	2	5	—	5	60	[d]	—	—	9	182		258
Mining exploration and research expenses	—	2	2	—	—	—	—		—	—	—	31		33
Environmental obligations and shutdown costs	—	—	—	—	—	—	—		—	—	—	4		4
Net gain on sales of assets	—	—	—	—	—	—	—		—	—	—	(33)		(33)
Operating income (loss)	385	234	619	392	12	404	486		(14)	6	(1)	(217)		1,283

Interest expense, net	1	1	2	31	—	31	—		—	—	8	288		329
Provision for (benefit from) income taxes	—	—	—	154	5	159	202		—	—	3	(4)		360
Capital expenditures	52	15	67	43	2	45	457		2	2	25	108		706

a.	Includes U.S. oil and gas operations, which were previously a reportable segment.

b.	Includes PT-FI’s sales to PT Smelting totaling $1.3 billion for the first six months of 2018 and $794 million for the first six months of 2017.

c.	Includes revenues from FCX’s molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America and South America copper mines.

d.	Includes net charges at PT-FI associated with workforce reductions totaling $103 million in production and delivery costs and $5 million in selling, general and administrative expenses.

e.
Includes a $27 million decrease related to the adoption of the new guidance for the presentation of net periodic benefit cost for pension and other postretirement benefit plans (refer to Note 11 for further discussion).

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

The following condensed consolidating financial information includes information regarding FCX, as issuer, FM O&G LLC, as guarantor, and all other non-guarantor subsidiaries of FCX. Included are the condensed consolidating balance sheets at June 30, 2018, and December 31, 2017, and the related condensed consolidating statements of comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017, and the condensed consolidating statements of cash flows for the six months ended June 30, 2018 and 2017 (in millions), which should be read in conjunction with FCX’s notes to the consolidated financial statements.

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2018

	FCX		FM O&G LLC	Non-guarantor		Consolidated
	Issuer		Guarantor	Subsidiaries	Eliminations	FCX
ASSETS
Current assets	$619		$783	$10,220	$(1,279)	$10,343
Property, plant, equipment and mine development costs, net	19		4	22,900	—	22,923
Investments in consolidated subsidiaries	19,003		—	—	(19,003)	—
Other assets	547		53	3,239	(77)	3,762
Total assets	$20,188		$840	$36,359	$(20,359)	$37,028

LIABILITIES AND EQUITY
Current liabilities	$237		$120	$4,837	$(1,395)	$3,799
Long-term debt, less current portion	9,594		6,686	5,054	(10,211)	11,123
Deferred income taxes	727	[a]	—	2,975	—	3,702
Environmental and asset retirement obligations, less current portion	—		206	3,425	—	3,631
Investments in consolidated subsidiaries	—		857	10,368	(11,225)	—
Other liabilities	156		3,339	1,922	(3,486)	1,931
Total liabilities	10,714		11,208	28,581	(26,317)	24,186

Equity:
Stockholders’ equity	9,474		(10,368)	4,985	5,383	9,474
Noncontrolling interests	—		—	2,793	575	3,368
Total equity	9,474		(10,368)	7,778	5,958	12,842
Total liabilities and equity	$20,188		$840	$36,359	$(20,359)	$37,028

a.	All U.S.-related deferred income taxes are recorded at the parent company.

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2017

	FCX		FM O&G LLC	Non-guarantor		Consolidated
	Issuer		Guarantor	Subsidiaries	Eliminations	FCX
ASSETS
Current assets	$75		$671	$10,733	$(790)	$10,689
Property, plant, equipment and mine development costs, net	14		11	22,919	(10)	22,934
Investments in consolidated subsidiaries	19,570		—	—	(19,570)	—
Other assets	943		48	3,179	(491)	3,679
Total assets	$20,602		$730	$36,831	$(20,861)	$37,302

LIABILITIES AND EQUITY
Current liabilities	$1,683		$220	$4,046	$(938)	$5,011
Long-term debt, less current portion	10,021		6,512	5,440	(10,270)	11,703
Deferred income taxes	748	[a]	—	2,901	—	3,649
Environmental and asset retirement obligations, less current portion	—		201	3,430	—	3,631
Investments in consolidated subsidiary	—		853	10,397	(11,250)	—
Other liabilities	173		3,340	1,987	(3,488)	2,012
Total liabilities	12,625		11,126	28,201	(25,946)	26,006

Equity:
Stockholders’ equity	7,977		(10,396)	5,916	4,480	7,977
Noncontrolling interests	—		—	2,714	605	3,319
Total equity	7,977		(10,396)	8,630	5,085	11,296
Total liabilities and equity	$20,602		$730	$36,831	$(20,861)	$37,302

a.	All U.S.-related deferred income taxes are recorded at the parent company.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three Months Ended June 30, 2018
	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Revenues	$—	$16	$5,152	$—	$5,168
Total costs and expenses	4	(16)	3,525	(9)	3,504
Operating (loss) income	(4)	32	1,627	9	1,664
Interest expense, net	(97)	(76)	(92)	123	(142)
Other income (expense), net	132	2	18	(123)	29
Income (loss) before income taxes and equity in affiliated companies’ net earnings (losses)	31	(42)	1,553	9	1,551
(Provision for) benefit from income taxes	(11)	10	(512)	(2)	(515)
Equity in affiliated companies’ net earnings (losses)	849	2	(45)	(803)	3
Net income (loss) from continuing operations	869	(30)	996	(796)	1,039
Net loss from discontinued operations	—	—	(4)	—	(4)
Net income (loss)	869	(30)	992	(796)	1,035
Net income attributable to noncontrolling interests:
Continuing operations	—	—	(102)	(64)	(166)
Net income (loss) attributable to common stockholders	$869	$(30)	$890	$(860)	$869

Other comprehensive income (loss)	11	—	11	(11)	11
Total comprehensive income (loss)	$880	$(30)	$901	$(871)	$880

Three Months Ended June 30, 2017
	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Revenues	$—	$12	$3,699	$—	$3,711
Total costs and expenses	14	11	2,990	10	3,025
Operating (loss) income	(14)	1	709	(10)	686
Interest expense, net	(117)	(55)	(74)	84	(162)
Other income (expense), net	80	—	(7)	(84)	(11)
(Loss) income before income taxes and equity in affiliated companies’ net earnings (losses)	(51)	(54)	628	(10)	513
(Provision for) benefit from income taxes	(72)	19	(136)	3	(186)
Equity in affiliated companies’ net earnings (losses)	391	(26)	(62)	(304)	(1)
Net income (loss) from continuing operations	268	(61)	430	(311)	326
Net income from discontinued operations	—	—	9	—	9
Net income (loss)	268	(61)	439	(311)	335
Net income attributable to noncontrolling interests:
Continuing operations	—	—	(46)	(20)	(66)
Discontinued operations	—	—	(1)	—	(1)
Net income (loss) attributable to common stockholders	$268	$(61)	$392	$(331)	$268

Other comprehensive income (loss)	81	—	81	(81)	81
Total comprehensive income (loss)	$349	$(61)	$473	$(412)	$349

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Six Months Ended June 30, 2018
	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Revenues	$—	$31	$10,005	$—	$10,036
Total costs and expenses	13	(8)	6,918	(10)	6,913
Operating (loss) income	(13)	39	3,087	10	3,123
Interest expense, net	(201)	(140)	(177)	225	(293)
Other income (expense), net	233	2	47	(225)	57
Income (loss) before income taxes and equity in affiliated companies’ net earnings (losses)	19	(99)	2,957	10	2,887
(Provision for) benefit from income taxes	(94)	22	(947)	(2)	(1,021)
Equity in affiliated companies’ net earnings (losses)	1,636	(4)	(79)	(1,552)	1
Net income (loss) from continuing operations	1,561	(81)	1,931	(1,544)	1,867
Net loss from discontinued operations	—	—	(15)	—	(15)
Net income (loss)	1,561	(81)	1,916	(1,544)	1,852
Net income attributable to noncontrolling interests:
Continuing operations	—	—	(173)	(118)	(291)
Net income (loss) attributable to common stockholders	$1,561	$(81)	$1,743	$(1,662)	$1,561

Other comprehensive income (loss)	23	—	23	(23)	23
Total comprehensive income (loss)	$1,584	$(81)	$1,766	$(1,685)	$1,584

Six Months Ended June 30, 2017
	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Revenues	$—	$25	$7,027	$—	$7,052
Total costs and expenses	22	61	5,674	12	5,769
Operating (loss) income	(22)	(36)	1,353	(12)	1,283
Interest expense, net	(239)	(108)	(145)	163	(329)
Other income (expense), net	158	—	2	(163)	(3)
(Loss) income before income taxes and equity in affiliated companies’ net earnings (losses)	(103)	(144)	1,210	(12)	951
(Provision for) benefit from income taxes	(132)	50	(282)	4	(360)
Equity in affiliated companies’ net earnings (losses)	731	(6)	(98)	(624)	3
Net income (loss) from continuing operations	496	(100)	830	(632)	594
Net income from discontinued operations	—	—	47	—	47
Net income (loss)	496	(100)	877	(632)	641
Net income attributable to noncontrolling interests:
Continuing operations	—	—	(111)	(30)	(141)
Discontinued operations	—	—	(4)	—	(4)
Net income (loss) attributable to common stockholders	$496	$(100)	$762	$(662)	$496

Other comprehensive income (loss)	92	—	92	(92)	92
Total comprehensive income (loss)	$588	$(100)	$854	$(754)	$588

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2018
	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Net cash (used in) provided by operating activities	$(163)	$(184)	$3,025	$—	$2,678

Cash flow from investing activities:
Capital expenditures	(2)	—	(882)	—	(884)
Intercompany loans	(442)	—	—	442	—
Dividends from (investments in) consolidated subsidiaries	2,519	—	45	(2,564)	—
Asset sales and other, net	4	1	(91)	—	(86)
Net cash provided by (used in) investing activities	2,079	1	(928)	(2,122)	(970)

Cash flow from financing activities:
Proceeds from debt	—	—	352	—	352
Repayments of debt	(1,826)	(52)	(419)	—	(2,297)
Intercompany loans	—	228	214	(442)	—
Cash dividends paid and contributions received, net	(73)	—	(2,789)	2,548	(314)
Other, net	(17)	—	(17)	16	(18)
Net cash (used in) provided by financing activities	(1,916)	176	(2,659)	2,122	(2,277)

Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	—	(7)	(562)	—	(569)
Decrease in cash and cash equivalents in assets held for sale	—	—	44	—	44
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	—	7	4,624	—	4,631
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$—	$—	$4,106	$—	$4,106

Six Months Ended June 30, 2017
	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Net cash (used in) provided by operating activities	$(96)	$(284)	$2,209	$—	$1,829

Cash flow from investing activities:
Capital expenditures	—	(23)	(683)	—	(706)
Intercompany loans	(427)	—	—	427	—
Dividends from (investments in) consolidated subsidiaries	1,032	(16)	62	(1,078)	—
Asset sales and other, net	—	(5)	8	—	3
Net cash provided by (used in) investing activities	605	(44)	(613)	(651)	(703)

Cash flow from financing activities:
Proceeds from debt	—	—	606	—	606
Repayments of debt	(499)	—	(751)	—	(1,250)
Intercompany loans	—	337	90	(427)	—
Cash dividends paid and contributions received, net	(2)	—	(1,064)	1,025	(41)
Other, net	(8)	(9)	(55)	53	(19)
Net cash (used in) provided by financing activities	(509)	328	(1,174)	651	(704)

Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	—	—	422	—	422
Decrease in cash and cash equivalents in assets held for sale	—	—	7	—	7
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	—	11	4,392	—	4,403
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$—	$11	$4,821	$—	$4,832

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

FCX recognizes revenue for all of its products upon transfer of control in an amount that reflects the consideration it expects to receive in exchange for those products. Transfer of control is in accordance with the terms of customer contracts, which is generally upon shipment or delivery of the product. While payment terms vary by contract, terms generally include payment to be made within 30 days, but not longer than 60 days. Certain of FCX’s concentrate and cathode sales contracts also provide for provisional pricing, which is accounted for as an embedded derivative (refer to Note 6 for further discussion). For provisionally priced sales, 90 percent to 100 percent of the provisional payment is made upon shipment or within 20 days, and final balances are settled in a contractually specified future month (generally one to four months from the shipment date) based on quoted monthly average copper settlement prices on the LME or COMEX and quoted monthly average LBMA gold settlement prices. FCX’s product revenues are also recorded net of treatment charges, royalties and export duties. Refer to Note 9 for a summary of revenue by product type.

Financial Instruments. In January 2016, FASB issued an ASU that amends the guidance on the classification and measurement of financial instruments. This ASU makes limited changes to prior guidance and amends certain disclosure requirements. FCX adopted this ASU effective January 1, 2018, and adoption did not have a material impact on its financial statements.

Leases. In February 2016, FASB issued an ASU that will require lessees to recognize most leases on the balance sheet. This ASU allows lessees to make an accounting policy election to not recognize a lease asset and liability for leases with a term of 12 months or less and do not have a purchase option that is expected to be exercised. For public entities, this ASU is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. In July 2018, FASB issued a practical expedient, which FCX expects to elect, allowing for entities to apply the provisions of the updated lease guidance at the January 1, 2019, effective date, without adjusting the comparative periods presented. FCX is completing an assessment of its lease portfolio and is in the process of implementing a new system, collecting data, and designing processes and controls to account for its leases in accordance with the new standard.

Statement of Cash Flows: Restricted Cash. In November 2016, FASB issued an ASU that changes the classification and presentation of restricted cash and restricted cash equivalents on the statement of cash flows. The ASU requires that a statement of cash flows include the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. FCX adopted this ASU effective January 1, 2018, and adjusted its consolidated statement of cash flows for the six months ended June 30, 2017, to include restricted cash and restricted cash equivalents with cash and cash equivalents.

The impact of adopting this ASU for the six months ended June 30, 2017, follows (in millions):

	Previously Reported	Impact of Adoption	Current Presentation
Other, net included in cash flow from investing activities	$(4)	$7	$3
Cash flow from investing activities	(710)	7	(703)
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	415	7	422
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	4,245	158	4,403
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	4,667	165	4,832

Net Periodic Pension and Postretirement Benefit Cost. In March 2017, FASB issued an ASU that changes how entities with defined benefit pension or other postretirement benefit plans present net periodic benefit cost in the income statement. This ASU requires the service cost component of net periodic benefit cost to be presented in the same income statement line item or items as other compensation costs for those employees who are receiving the benefit. In addition, only the service cost component is eligible for capitalization when applicable (i.e., as a cost of inventory or an internally constructed asset). The other components of net periodic benefit cost are required to be presented separately from the service cost component and outside of operating income. These other components of net periodic benefit cost are not eligible for capitalization, and FCX elected to include these other components in other income, net. FCX adopted this ASU effective January 1, 2018, and adjusted its presentation in the consolidated statements of income for the three- and six-month periods ended June 30, 2017, to conform with the new guidance. The impact of adopting this ASU for the three- and six-month periods ended June 30, 2017, follows (in millions):

	Three Months Ended June 30, 2017
	Previously Reported	Impact of Adoption	Current Presentation
Production and delivery	$2,495	$(15)	$2,480
Total cost of sales	2,945	(15)	2,930
Environmental obligations and shutdown costs	(19)	(2)	(21)
Total costs and expenses	3,042	(17)	3,025
Operating income	669	17	686
Other (expense) income, net	10	(17)	(7)

	Six Months Ended June 30, 2017
	Previously Reported	Impact of Adoption	Current Presentation
Production and delivery	$4,695	$(27)	$4,668
Total cost of sales	5,534	(27)	5,507
Selling, general and administrative expenses	260	(2)	258
Mining exploration and research expenses	34	(1)	33
Environmental obligations and shutdown costs	8	(4)	4
Total costs and expenses	5,803	(34)	5,769
Operating income	1,249	34	1,283
Other income, net	34	(34)	—

NOTE 12. SUBSEQUENT EVENTS

FCX evaluated events after June 30, 2018, and through the date the consolidated financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan INC.

Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of Freeport-McMoRan Inc. (the Company) as of June 30, 2018, the related consolidated statements of income and comprehensive income for the three and six-month periods ended June 30, 2018 and 2017, the consolidated statements of cash flows for the six-month periods ended June 30, 2018 and 2017, the consolidated statement of equity for the six-month period ended June 30, 2018, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, the related consolidated statements of operations, comprehensive income, cash flows and equity for the year then ended, and the related notes (not presented herein); and in our report dated February 20, 2018, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
August 8, 2018

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), “we,” “us” and “our” refer to Freeport-McMoRan Inc. (FCX) and its consolidated subsidiaries. You should read this discussion in conjunction with our consolidated financial statements, the related MD&A and the discussion of our Business and Properties in our annual report on Form 10-K for the year ended December 31, 2017, filed with the United States (U.S.) Securities and Exchange Commission (SEC). The results of operations reported and summarized below are not necessarily indicative of future operating results (refer to “Cautionary Statement” for further discussion). References to “Notes” are Notes included in our Notes to Consolidated Financial Statements (Unaudited). Throughout MD&A, all references to income or losses per share are on a diluted basis.

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

We believe that we have a high-quality portfolio of long-lived copper assets positioned to generate long-term value. We continue to advance a project to develop the Lone Star oxide ores near the Safford operation in eastern Arizona, and PT Freeport Indonesia (PT-FI) has several projects in the Grasberg minerals district related to the development of its large-scale, long-lived, high-grade underground ore bodies. We are also pursuing other opportunities to enhance our mines’ net present values, and we continue to advance studies for future development of our copper resources, the timing of which will be dependent on market conditions.

Net income attributable to common stock totaled $869 million in second-quarter 2018, $268 million in second-quarter 2017, $1.6 billion for the first six months of 2018 and $496 million for the first six months of 2017. The 2018 periods, compared with the 2017 periods, benefited from higher copper and gold sales volumes and higher copper prices, partly offset by higher production and delivery costs and foreign income tax expense. Refer to “Consolidated Results” for further discussion.

During the first six months of 2018, we had net repayments of debt totaling $1.95 billion, and our Board of Directors (Board) reinstated a cash dividend on our common stock. The Board declared quarterly cash dividends of $0.05 per share of our common stock in both the first and second quarters of 2018. Refer to Note 5 for further discussion.

In April 2018, we entered into a new $3.5 billion, five-year, unsecured revolving credit facility with substantially similar structure and terms as our prior credit facility. Refer to Note 5 for further discussion. At June 30, 2018, we had $3.9 billion in consolidated cash and cash equivalents and $11.1 billion in total debt. We had no borrowings and $3.5 billion available under our revolving credit facility.

As further discussed in Note 8, in July 2018, we and PT-FI entered into a Heads of Agreement with the Indonesian state-owned enterprise PT Indonesia Asahan Aluminium (Persero) (Inalum) and PT-FI’s joint venture partner Rio Tinto. Under the terms of the non-binding agreement, Inalum would acquire all of Rio Tinto's interests associated with its joint venture with PT-FI and all of our interests in PT Indocopper Investama (PT-II). Until definitive agreements are reached, PT-FI has reserved all rights under its Contract of Work (COW), including pursuing arbitration under the dispute resolution procedures. PT-FI's export license is effective through February 15, 2019. In July 2018, PT-FI's temporary special mining license (IUPK) was extended to August 31, 2018, and PT-FI will continue to seek extensions to its temporary IUPK until definitive agreements are complete.

PT-FI has revised its mine plans to extend mining activities in the open pit by approximately six months through the first half of 2019 following results of an economic analysis. PT-FI’s revised mine plans also reflect a delay in the ramp-up of the Deep Mill Level Zone (DMLZ) underground mine as a result of mining-induced seismic activity, which began in 2017 and continued in 2018. Refer to “Indonesia Mining – Operating and Development Activities” for further discussion.

OUTLOOK

We continue to view the long-term outlook for our business positively, supported by limitations on supplies of copper and by the requirements for copper in the world’s economy. Our financial results vary as a result of fluctuations in market prices primarily for copper, gold and molybdenum, as well as other factors. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. Refer to “Markets” for further discussion. Because we cannot control the price of our products, the key measures that management focuses on in operating our business are sales volumes, unit net cash costs, operating cash flow and capital expenditures. In July 2018, copper prices declined because of the uncertain impact on the global economy of recent international trade actions. If copper prices continue to decline, we will be prepared to adjust our operating plans if necessary to respond to market conditions.

Projections for 2018 and other forward looking statements in this quarterly report on Form 10-Q assume resolution of PT-FI’s long-term mining rights or an extension of PT-FI’s temporary IUPK after August 31, 2018. Refer to Note 8 for further discussion of Indonesia regulatory matters, which could have a significant impact on future results. For other important factors that could cause results to differ materially from projections, refer to “Cautionary Statement.”

Consolidated Sales Volumes
Following are our projected consolidated sales volumes for the year 2018:

Copper (millions of recoverable pounds):
North America copper mines	1,445
South America mining	1,227
Indonesia mining	1,145
Total	3,817

Gold (thousands of recoverable ounces)	2,416

Molybdenum (millions of recoverable pounds)	95	[a]

a.	Projected molybdenum sales include 35 million pounds produced by our Molybdenum mines and 60 million pounds produced by our North America and South America copper mines.

Consolidated sales volumes for third-quarter 2018 are expected to approximate 970 million pounds of copper, 700 thousand ounces of gold and 24 million pounds of molybdenum.

Consolidated Unit Net Cash Costs
Quarterly unit net cash costs vary with fluctuations in sales volumes and realized prices, primarily for gold and molybdenum. Assuming average prices of $1,250 per ounce of gold and $11.00 per pound of molybdenum for the second half of 2018 and achievement of current sales volume and cost estimates, consolidated unit net cash costs (net of by-product credits) for our copper mines are expected to average $1.04 per pound of copper for the year 2018 (including $0.95 per pound of copper in third-quarter 2018 and $1.29 per pound of copper in fourth-quarter 2018). The impact of price changes for the second half of 2018 on consolidated unit net cash costs would approximate $0.015 per pound for each $50 per ounce change in the average price of gold and $0.015 per pound for each $2 per pound change in the average price of molybdenum. Refer to “Consolidated Results – Production and Delivery Costs” for further discussion of consolidated production costs for our mining operations.

Consolidated Operating Cash Flow
Our consolidated operating cash flows vary with sales volumes, prices realized from copper, gold and molybdenum sales, production costs, income taxes, other working capital changes and other factors. Based on current sales volume and cost estimates, and assuming average prices of $2.75 per pound of copper, $1,250 per ounce of gold and $11.00 per pound of molybdenum for the second half of 2018, our consolidated operating cash flows are estimated to approximate $4.3 billion for the year 2018 (net of $0.2 billion in working capital uses and timing of other tax payments). Projected consolidated operating cash flows for the year 2018 also reflect an estimated income tax provision of $1.7 billion (refer to “Consolidated Results – Income Taxes” for further discussion of our projected income tax rate for the year 2018). The impact of price changes during the second half of 2018 on operating cash flows would approximate $185 million for each $0.10 per pound change in the average price of copper, $60 million for each $50 per ounce change in the average price of gold and $55 million for each $2 per pound change in the average price of molybdenum.

Consolidated Capital Expenditures
Consolidated capital expenditures are expected to approximate $2.0 billion for the year 2018, including $1.1 billion for major mining projects primarily associated with underground development activities in the Grasberg minerals district and development of the Lone Star oxide project.

MARKETS

World prices for copper, gold and molybdenum can fluctuate significantly. During the period from January 2008 through June 2018, the London Metal Exchange (LME) copper settlement price varied from a low of $1.26 per pound in 2008 to a record high of $4.60 per pound in 2011; the London Bullion Market Association (LBMA) PM gold price fluctuated from a low of $713 per ounce in 2008 to a record high of $1,895 per ounce in 2011; and the Metals Week Molybdenum Dealer Oxide weekly average price ranged from a low of $4.46 per pound in 2015 to a high of $33.88 per pound in 2008. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in “Risk Factors” contained in Part I, Item 1A. of our annual report on Form 10-K for the year ended December 31, 2017.

LME Copper Prices
Through June 30, 2018
1,500
1,200
900
600
300
-
000s of metric tons
$5.00
$4.50
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$-
Dollars per pound
Exchange Stocks
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
Exchange Stocks
LME Copper Prices

This graph presents LME copper settlement prices and the combined reported stocks of copper at the LME, Commodity Exchange Inc. (COMEX), a division of the New York Mercantile Exchange (NYMEX), and the Shanghai Futures Exchange from January 2008 through June 2018. Beginning in mid-2014, copper prices declined because of concerns about slowing growth rates in China, a stronger U.S. dollar and a broad-based decline in commodity prices, but began to improve in fourth-quarter 2016 and throughout 2017. During second-quarter 2018, LME copper settlement prices ranged from a low of $3.01 per pound to a high of $3.29 per pound, averaged $3.12 per pound and settled at $3.01 per pound on June 30, 2018. In July 2018, copper prices declined because of the uncertain impact on the global economy of recent international trade actions. The LME copper settlement price was $2.82 per pound on July 31, 2018.

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

LBMA Gold Prices

Through June 30, 2018

$1,850
$1,650
$1,450
$1,250
$1,050
$850
$650
$450
$250
Dollars per ounce
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018

This graph presents LBMA PM gold prices from January 2008 through June 2018. An improving economic outlook, stronger U.S. dollar and positive equity performance contributed to lower demand for gold since 2014. During second-quarter 2018, LBMA PM gold prices ranged from a low of $1,250 per ounce to a high of $1,351 per ounce, averaged $1,306 per ounce, and closed at $1,250 per ounce on June 30, 2018. The LBMA PM gold price was $1,221 per ounce on July 31, 2018.

Metals Week Molybdenum Dealer Oxide Prices
Through June 30, 2018
$40
$35
$30
$25
$20
$15
$10
$5
$0
Dollars per pound
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018

This graph presents the Metals Week Molybdenum Dealer Oxide weekly average prices from January 2008 through June 2018. Molybdenum prices declined beginning in mid-2014 because of weaker demand from global steel and stainless steel producers but have rebounded starting in mid-2016 with further improvement in late-2017 and early 2018 before a decline in second-quarter 2018. During second-quarter 2018, the weekly average price of molybdenum ranged from a low of $10.72 per pound to a high of $12.46 per pound, averaged $11.64 per pound, and was $10.72 per pound on June 30, 2018. The Metals Week Molybdenum Dealer Oxide weekly average price was $12.02 per pound on July 31, 2018.

CONSOLIDATED RESULTS

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
SUMMARY FINANCIAL DATA	(in millions, except per share amounts)
Revenues[a,b]	$5,168		$3,711		$10,036		$7,052
Operating income[a,c,d,e]	$1,664		$686	[f]	$3,123		$1,283	[f]
Net income from continuing operations[g,h,i]	$1,039	[j]	$326		$1,867	[j]	$594
Net (loss) income from discontinued operations[k]	$(4)		$9		$(15)		$47
Net income attributable to common stock	$869		$268		$1,561		$496
Diluted net income (loss) per share of common stock:
Continuing operations	$0.59		$0.18		$1.08		$0.31
Discontinued operations	—		—		(0.01)		0.03
	$0.59		$0.18		$1.07		$0.34

Diluted weighted-average common shares outstanding	1,458		1,453		1,458		1,453

Operating cash flows[l]	$1,309		$1,037		$2,678		$1,829
Capital expenditures	$482		$362		$884		$706
At June 30:
Cash and cash equivalents	$3,859		$4,667		$3,859		$4,667
Total debt, including current portion	$11,127		$15,354		$11,127		$15,354

a.	Refer to Note 9 for a summary of revenues and operating income by operating division.

b.	Includes adjustments to embedded derivatives for provisionally priced concentrate and cathode sales (refer to Note 6).

c.
Includes net gains on sales of assets totaling $45 million ($45 million to net income attributable to common stock or $0.03 per share) in second-quarter 2018, $10 million ($10 million to net income attributable to common stock or $0.01 per share) in second-quarter 2017, $56 million ($56 million to net income attributable to common stock or $0.04 per share) for the first six months of 2018, and $33 million ($33 million to net income attributable to common stock or $0.02 per share) for the first six months of 2017. Refer to “Net Gain on Sales of Assets” for further discussion.

d.
Includes net charges (credits) to environmental obligations and related litigation reserves totaling $50 million ($50 million to net income attributable to common stock or $0.03 per share) in the second quarter and first six months of 2018, $(30) million ($(30) million to net income attributable to common stock or $(0.02) per share) in second-quarter 2017, and $(11) million ($(11) million to net income attributable to common stock or $(0.01) per share) for the first six months of 2017.

e.
Includes net credits to mining operations totaling $10 million ($4 million to net income attributable to common stock or less than $0.01 per share) in the second quarter and first six months of 2018. The 2017 periods include net charges of $87 million ($46 million to net income attributable to common stock or 0.03 per share) in second-quarter 2017 and $108 million ($57 million to net income attributable to common stock or $0.04 per share) for the first six months of 2017 associated with workforce reductions at PT-FI. The 2017 periods also include net charges to mining operations for inventory adjustments and asset impairment totaling $9 million ($9 million to net income attributable to common stock or $0.01 per share) in second-quarter 2017 and $28 million ($28 million to net income attributable to common stock or $0.02 per share) for the first six months of 2017.

f.
Second-quarter 2017 includes net credits at oil and gas operations totaling $6 million ($6 million to net income attributable to common stock or less than $0.01 per share) primarily related to adjustments to the fair value of the contingent payments related to the 2016 drillship settlements. The first six months of 2017 include net credits at oil and gas operations totaling $4 million ($4 million to net income attributable to common stock or $0.01 per share) primarily related to drillship settlements, including adjustments to the fair value of the contingent payments, partly offset by other contract termination costs.

g.
Includes net gains (losses) on early extinguishment of debt totaling $9 million ($9 million to net income attributable to common stock or $0.01 per share) in second-quarter 2018, $(4) million ($(4) million to net income attributable to common stock or less than $(0.01) per share) in second-quarter 2017, $8 million ($8 million to net income attributable to common stock or less than $0.01 per share) for the first six months of 2018, and $(3) million ($(3) million to net income attributable to common stock or less than $(0.01) per share) for the first six months of 2017. Refer to Note 5 for further discussion.

h.
Includes net tax credits of $7 million (less than $0.01 per share) in the second quarter and first six months of 2018, $32 million ($0.02 per share) in second-quarter 2017 and $31 million ($0.02 per share) for the first six months of 2017. Refer to “Income Taxes” for further discussion of these net tax credits.

i.	We defer recognizing profits on intercompany sales until final sales to third parties occur. Refer to “Operations – Smelting & Refining” for a summary of net impacts from changes in these deferrals.

j.
Includes interest received on tax refunds totaling $6 million ($6 million to net income attributable to common stock or less than $0.01 per share) in second-quarter 2018 and $30 million ($19 million to net income attributable to common stock or $0.01 per share) for the first six months of 2018. The 2018 periods also include charges to interest expense totaling $2 million ($1 million to net income attributable to common stock or less than $0.01 per share) in second-quarter 2018 and $6 million ($2 million to net income attributable to common stock or less than $0.01 per share) for the first six months of 2018 related to the Cerro Verde royalty and related matters.

k.
Primarily reflects adjustments to the estimated fair value of contingent consideration related to the November 2016 sale of our interest in TF Holdings Limited (TFHL), which will continue to be adjusted through December 31, 2019.

l.
Includes net working capital (uses) sources and timing of other tax payments of $(192) million in second-quarter 2018, $154 million in second-quarter 2017, $(213) million for the first six months of 2018 and $343 million for the first six months of 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
SUMMARY OPERATING DATA
Copper (millions of recoverable pounds)
Production	1,014	883	1,966	1,734
Sales, excluding purchases	989	942	1,982	1,751
Average realized price per pound	$3.08	$2.65	$3.10	$2.65
Site production and delivery costs per pound[a]	$1.69	$1.63	$1.68	$1.61
Unit net cash costs per pound[a]	$0.96	$1.19	$0.97	$1.28
Gold (thousands of recoverable ounces)
Production	746	353	1,345	592
Sales, excluding purchases	676	432	1,286	614
Average realized price per ounce	$1,274	$1,243	$1,291	$1,242
Molybdenum (millions of recoverable pounds)
Production	24	23	46	46
Sales, excluding purchases	24	25	48	49
Average realized price per pound	$12.89	$9.58	$12.42	$9.16

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

Revenues
Consolidated revenues totaled $5.2 billion in second-quarter 2018 and $10.0 billion for the first six months of 2018, compared with $3.7 billion in second-quarter 2017 and $7.1 billion for the first six months of 2017. Revenues from our mining operations primarily include the sale of copper concentrate, copper cathode, copper rod, gold in concentrate and molybdenum.

Following is a summary of changes in our consolidated revenues between periods (in millions):

	Three Months Ended June 30	Six Months Ended June 30

Consolidated revenues - 2017 period	$3,711	$7,052
Higher (lower) sales volumes:
Copper	127	615
Gold	303	832
Molybdenum	(10)	(10)
Higher average realized prices:
Copper	426	892
Gold	20	62
Molybdenum	79	155
Adjustments for prior period provisionally priced copper sales	43	(151)
Higher treatment charges	(11)	(40)
Higher revenues from purchased copper	119	200
Higher Atlantic Copper revenues	202	323
Other, including intercompany eliminations	159	106
Consolidated revenues - 2018 period	$5,168	$10,036

Sales Volumes. Consolidated copper sales increased to 989 million pounds in second-quarter 2018, compared with 942 million pounds in second-quarter 2017, primarily reflecting higher mining and milling rates and higher ore grades in Indonesia. Consolidated copper sales increased to 2.0 billion for the first six months of 2018, compared with 1.75 billion for the first six months of 2017, primarily reflecting higher operating rates in Indonesia.

Consolidated gold sales volumes increased to 676 thousand ounces in second-quarter 2018 and 1.3 million ounces for the first six months of 2018, compared with 432 thousand ounces in second-quarter 2017 and 614 thousand ounces for the first six months of 2017, primarily reflecting higher ore grades and operating rates in Indonesia.

Consolidated molybdenum sales volumes of 24 million pounds in second-quarter 2018 and 48 million for the first six months of 2018 were slightly lower than sales of 25 million pounds in second-quarter 2017 and 49 million for the first six months of 2017.

Refer to “Operations” for further discussion of sales volumes at our mining operations.

Realized Prices. Our consolidated revenues can vary significantly as a result of fluctuations in the market prices of copper, gold and molybdenum. Second-quarter 2018 average realized prices, compared with second-quarter 2017, were 16 percent higher for copper, 2 percent higher for gold and 35 percent higher for molybdenum, and average realized prices for the first six months of 2018, compared with the first six months of 2017, were 17 percent higher for copper, 4 percent higher for gold and 36 percent higher for molybdenum. Refer to “Markets” for further discussion.

As discussed below, substantially all of our copper concentrate and cathode sales contracts provide final copper pricing in a specified future month. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on provisionally priced concentrate and cathode sales that is adjusted to fair value through earnings each period until final pricing on the date of settlement. Average realized copper prices include net adjustments to current period provisionally priced copper sales totaling $(37) million in second-quarter 2018 and $(79) million for the first six months of 2018, compared with $55 million in second-quarter 2017 and $61 million for the first six months of 2017. Refer to Notes 6 and 9 for a summary of total adjustments to prior period and current period provisionally priced sales.

Prior Period Provisionally Priced Copper Sales. Substantially all of our copper concentrate and cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) based primarily on quoted LME monthly average copper prices. We receive market prices based on prices in the specified future period, which results in price fluctuations recorded through revenues until the date of settlement. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on our provisionally priced concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until final pricing on the date of settlement. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs. Net adjustments to prior periods’ provisionally priced copper sales recorded in consolidated revenues totaled $23 million in second-quarter 2018 and $(70) million for the first six months of 2018, compared with $(20) million in second-quarter 2017 and $81 million for the first six months of 2017. Refer to Notes 6 and 9 for a summary of total adjustments to prior period and current period provisionally priced sales.

At June 30, 2018, we had provisionally priced copper sales totaling 336 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average of $3.01 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the June 30, 2018, provisional price recorded would have an approximate $10 million effect on our 2018 net income attributable to common stock. The LME copper price settled at $2.82 per pound on July 31, 2018.

Treatment Charges. Revenues from our concentrate sales are recorded net of treatment charges. Higher treatment charges in the 2018 periods, compared with the 2017 periods, primarily reflect higher sales volumes from Indonesia.

Purchased Copper. We purchase copper cathode primarily for processing by our Rod & Refining operations. Purchased copper volumes totaled 90 million pounds in second-quarter 2018 and 164 million pounds for the first six months of 2018, compared with 62 million pounds in second-quarter 2017 and 120 million for the first six months of 2017.

Atlantic Copper Revenues. Atlantic Copper revenues totaled $602 million in second-quarter 2018 and $1.2 billion for the first six months of 2018, compared with $400 million in second-quarter 2017 and $858 million for the first six months of 2017. Higher revenues in the 2018 periods, compared with the 2017 periods, primarily reflect higher copper sales volumes and higher copper prices.

Production and Delivery Costs
Consolidated production and delivery costs totaled $2.9 billion in second-quarter 2018, $2.5 billion in second-quarter 2017, $5.7 billion for the first six months of 2018 and $4.7 billion for the first six months of 2017. Production and delivery costs for the 2017 periods included charges totaling $82 million in second-quarter 2017 and $103 million for the first six months of 2017 associated with PT-FI workforce reductions. Higher consolidated production and delivery costs in the 2018 periods, compared with the 2017 periods, primarily reflect higher concentrate purchases at Atlantic Copper and copper purchases at Rod & Refining operations, as well as higher mining, repairs and maintenance costs in North America and South America.

Mining Unit Site Production and Delivery Costs. Site production and delivery costs for our copper mining operations primarily include labor, energy and commodity-based inputs, such as sulphuric acid, reagents, liners, tires and explosives. Consolidated unit site production and delivery costs (before net noncash and other costs) for our copper mines averaged $1.69 per pound of copper in second-quarter 2018 and $1.68 per pound of copper for the first six months of 2018, compared with $1.63 per pound of copper in second-quarter 2017 and $1.61 per pound of copper for the first six months of 2017. Higher consolidated unit site production and delivery costs in the 2018 periods, compared with the 2017 periods, primarily reflect higher mining, repairs and maintenance costs in North America and South America, partly offset by higher copper sales volumes at PT-FI. Refer to “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements.

Depreciation, Depletion and Amortization
Depreciation will vary under the unit-of-production (UOP) method as a result of changes in sales volumes and the related UOP rates at our mining operations. Consolidated depreciation, depletion and amortization (DD&A) totaled $442 million in second-quarter 2018 and $893 million for the first six months of 2018, compared with $450 million in second-quarter 2017 and $839 million for the first six months of 2017.

Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses totaled $109 million in second-quarter 2018, $107 million in second-quarter 2017, $240 million for the first six months of 2018 and $258 million for the first six months of 2017.

Mining Exploration and Research Expenses
Consolidated exploration and research expenses for our mining operations totaled $24 million in second-quarter 2018, $19 million in second-quarter 2017, $45 million for the first six months of 2018 and $33 million for the first six months of 2017. Our mining exploration activities are generally associated with our existing mines, focusing on opportunities to expand reserves and resources to support development of additional future production capacity. Exploration results continue to indicate opportunities for significant future potential reserve additions in North America and South America. Exploration spending is expected to approximate $90 million for the year 2018.

Environmental Obligations and Shutdown Costs
Environmental obligation costs reflect net revisions to our long-term environmental obligations, which vary from period to period because of changes to environmental laws and regulations, the settlement of environmental matters and/or circumstances affecting our operations that could result in significant changes in our estimates. Shutdown costs include care-and-maintenance costs and any litigation, remediation or related expenditures associated with closed facilities or operations. Net charges (credits) for environmental obligations and shutdown costs totaled $59 million in second-quarter 2018, $(21) million in second-quarter 2017, $68 million for the first six months of 2018 and $4 million for the first six months of 2017. Refer to Note 8 for further discussion.

Net Gain on Sales of Assets
Net gain on sales of assets totaled $45 million in second-quarter 2018 and $56 million for the first six months of 2018, primarily reflecting adjustments to the fair value of the potential $150 million in contingent consideration related to the 2016 sale of onshore California oil and gas properties, which will continue to be adjusted through December 31, 2020.

Net gain on sales of assets totaled $10 million in second-quarter 2017 and $33 million for the first six months of 2017, primarily reflecting an adjustment to assets held for sale, partly offset by an adjustment to the estimated fair value of the contingent consideration related to the 2016 sale of onshore California oil and gas properties. The first six months of 2017 also included gains associated with oil and gas transactions.

Interest Expense, Net
Consolidated interest costs (before capitalization) totaled $165 million in second-quarter 2018, $192 million in second-quarter 2017, $341 million for the first six months of 2018 and $387 million for the first six months of 2017. Lower interest costs in the 2018 periods, compared with the 2017 periods, reflect a decrease in total debt.

Capitalized interest varies with the level of expenditures for our development projects and average interest rates on our borrowings, and totaled $23 million in second-quarter 2018, $30 million in second-quarter 2017, $48 million for the first six months of 2018 and $58 million for the first six months of 2017.

Income Taxes
Following is a summary of the approximate amounts used in the calculation of our consolidated income tax provision (in millions, except percentages):

	Six Months Ended June 30,
	2018					2017
	Income[a]	Effective Tax Rate		Income Tax (Provision) Benefit		Income[a]	Effective Tax Rate	Income Tax (Provision) Benefit
U.S.	$311	(3)%		$9	[b]	$61	(39)%	$24	[c]
South America	459	39%		(180)	[d]	386	41%	(159)
Indonesia	1,945	43%		(830)		487	41%	(202)
Eliminations and other	172	N/A		(31)		17	N/A	(24)
Rate adjustment[e]	—	N/A		11		—	N/A	1
Consolidated FCX	$2,887	35%	[f]	$(1,021)		$951	38%	$(360)

a.	Represents income from continuing operations by geographic location before income taxes and equity in affiliated companies’ net earnings (losses).

b.	Includes a tax credit of $5 million associated with the settlement of a state income tax examination.

c.	Includes net tax credits of $31 million associated with anticipated recovery of alternative minimum tax credit carryforwards.

d.	Includes a tax credit of $5 million ($2 million net of noncontrolling interest) associated with Cerro Verde’s disputed royalties and other related mining taxes.

e.	In accordance with applicable accounting rules, we adjust our interim provision for income taxes to equal our consolidated tax rate.

f.
The consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which we operate. Accordingly, variations in the relative proportions of jurisdictional income result in fluctuations to our consolidated effective income tax rate. Assuming achievement of current sales volume and cost estimates and average prices of $2.75 per pound for copper, $1,250 per ounce for gold and $11.00 per pound for molybdenum for the second half of 2018, we estimate our consolidated effective tax rate for the year 2018 would approximate 38 percent, which would result in a consolidated effective tax rate of approximately 46 percent in third-quarter 2018 and 38 percent in fourth-quarter 2018. We expect that our consolidated effective tax rate for the year 2018 would decrease with higher prices.

Net (Loss) Income from Discontinued Operations
Net (loss) income from discontinued operations of $(4) million in second-quarter 2018, $9 million in second-quarter 2017, $15 million for the first six months of 2018 and $47 million for the first six months of 2017, primarily reflected adjustments to the fair value of the potential $120 million contingent consideration related to the November 2016 sale of our interest in TFHL, which will continue to be adjusted through December 31, 2019.

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

Through exploration drilling, we have identified a significant resource at our wholly owned Lone Star project located near the Safford operation in eastern Arizona. An initial project to develop the Lone Star oxide ores commenced in first-quarter 2018, with first production expected by the end of 2020. Total capital costs, including mine equipment and pre-production stripping, are expected to approximate $850 million and will benefit from the utilization of existing infrastructure at the adjacent Safford operation. As of June 30, 2018, $113 million has been incurred for this project. Production from the Lone Star oxide ores is expected to average approximately 200 million pounds of copper per year with an approximate 20-year mine life. The project also advances the potential for development of a larger-scale district opportunity. We are conducting additional drilling following positive exploration results and continue to evaluate longer term opportunities available from the significant long-term sulfide potential in the Lone Star/Safford minerals district.

For further discussion of the risks associated with development projects, refer to Part I, Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2017, as updated by Part II, Item 1A. “Risk Factors” of this quarterly report on Form 10-Q.

Operating Data. Following is a summary of consolidated operating data for the North America copper mines for the second quarters and first six months of 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating Data, Net of Joint Venture Interests
Copper (millions of recoverable pounds)
Production	354	384	702	776
Sales, excluding purchases	361	408	745	783
Average realized price per pound	$3.12	$2.62	$3.14	$2.65

Molybdenum (millions of recoverable pounds)
Production[a]	8	8	15	17

100% Operating Data
SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	689,500	692,700	682,100	697,300
Average copper ore grade (percent)	0.24	0.29	0.26	0.28
Copper production (millions of recoverable pounds)	268	282	530	559

Mill operations
Ore milled (metric tons per day)	307,000	299,100	297,900	301,400
Average ore grade (percent):
Copper	0.35	0.39	0.35	0.40
Molybdenum	0.02	0.03	0.02	0.03
Copper recovery rate (percent)	89.1	86.7	88.5	86.6
Copper production (millions of recoverable pounds)	157	174	308	360

a.	Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at the North America copper mines.

North America’s consolidated copper sales volumes of 361 million pounds in second-quarter 2018 and 745 million pounds for the first six months of 2018 were lower than second-quarter 2017 sales of 408 million pounds and 783 million pounds for the first six months of 2017, primarily reflecting lower ore grades. North America copper sales are estimated to approximate 1.45 billion pounds for the year 2018, compared with 1.5 billion pounds in 2017.

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

	Three Months Ended June 30,
	2018			2017
	By- Product Method	Co-Product Method		By- Product Method	Co-Product Method
		Copper	Molyb- denum[a]		Copper	Molyb- denum[a]
Revenues, excluding adjustments	$3.12	$3.12	$12.13	$2.62	$2.62	$8.17

Site production and delivery, before net noncash and other costs shown below	1.94	1.78	9.09	1.58	1.49	6.12
By-product credits	(0.25)	—	—	(0.16)	—	—
Treatment charges	0.10	0.10	—	0.10	0.09	—
Unit net cash costs	1.79	1.88	9.09	1.52	1.58	6.12
DD&A	0.25	0.23	0.80	0.29	0.27	0.66
Noncash and other costs, net	0.07	0.06	0.15	0.05	0.04	0.05
Total unit costs	2.11	2.17	10.04	1.86	1.89	6.83
Revenue adjustments, primarily for pricing on prior period open sales	—	—	—	—	—	—
Gross profit per pound	$1.01	$0.95	$2.09	$0.76	$0.73	$1.34

Copper sales (millions of recoverable pounds)	361	361		408	408
Molybdenum sales (millions of recoverable pounds)[a]			8			8

	Six Months Ended June 30,
	2018			2017
	By- Product Method	Co-Product Method		By- Product Method	Co-Product Method
		Copper	Molyb- denum[a]		Copper	Molyb- denum[a]
Revenues, excluding adjustments	$3.14	$3.14	$11.52	$2.65	$2.65	$7.56

Site production and delivery, before net noncash and other costs shown below	1.89	1.75	8.47	1.54	1.45	5.62
By-product credits	(0.22)	—	—	(0.15)	—	—
Treatment charges	0.10	0.10	—	0.10	0.10	—
Unit net cash costs	1.77	1.85	8.47	1.49	1.55	5.62
DD&A	0.25	0.23	0.74	0.30	0.28	0.59
Noncash and other costs, net	0.05	0.05	0.12	0.07	0.07	0.06
Total unit costs	2.07	2.13	9.33	1.86	1.90	6.27
Other revenue adjustments, primarily for pricing on prior period open sales	(0.01)	(0.01)	—	0.01	0.01	—
Gross profit per pound	$1.06	$1.00	$2.19	$0.80	$0.76	$1.29

Copper sales (millions of recoverable pounds)	744	744		782	782
Molybdenum sales (millions of recoverable pounds)[a]			15			17

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

Our North America copper mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) for the North America copper mines of $1.79 per pound of copper in second-quarter 2018 and $1.77 for the first six months of 2018 were higher than unit net cash costs of $1.52 per pound in second-quarter 2017 and $1.49 for the first six months of 2017, primarily reflecting lower sales volumes and higher mining and milling costs, partly offset by higher by-product credits.

Because certain assets are depreciated on a straight-line basis, North America’s average unit depreciation rate may vary with asset additions and the level of copper production and sales.

Average unit net cash costs (net of by-product credits) for our North America copper mines are expected to approximate $1.78 per pound of copper for the year 2018, based on achievement of current sales volume and cost estimates and assuming an average molybdenum price of $11.00 per pound for the second half of 2018. North
America’s average unit net cash costs for the year 2018 would change by approximately $0.02 per pound for each $2 per pound change in the average price of molybdenum for the second half of 2018.

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

In August 2018, Cerro Verde and its workers’ union agreed to a new three year collective labor agreement effective September 1, 2018. The terms include bonuses that are expected to be paid in third-quarter 2018.

Operating and Development Activities. Cerro Verde’s expanded operations benefit from its large-scale, long-lived reserves and cost efficiencies. The Cerro Verde expansion project, which achieved capacity operating rates in early 2016, expanded the concentrator facilities’ capacity from 120,000 metric tons of ore per day to 360,000 metric tons of ore per day. In March 2018, Cerro Verde received a modified environmental permit allowing it to operate its existing concentrator facilities at rates up to 409,500 metric tons of ore per day. Cerro Verde's concentrator facilities have continued to perform well, with average mill throughput rates of 385,300 metric tons of ore per day for the first six months of 2018.

Exploration results at El Abra indicate a significant sulfide resource, which could potentially support a major mill project similar to facilities constructed at Cerro Verde. We continue to evaluate a large-scale expansion at El Abra to process additional sulfide material and to achieve higher recoveries. Future investments will depend on technical studies, which are being advanced, economic factors and market conditions.

Operating Data. Following is a summary of consolidated operating data for our South America mining operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Copper (millions of recoverable pounds)
Production	313	300	606	604
Sales	312	287	602	596
Average realized price per pound	$3.07	$2.67	$3.09	$2.65

Molybdenum (millions of recoverable pounds)
Production[a]	7	7	13	13

SX/EW operations
Leach ore placed in stockpiles (metric tons per day)	246,700	126,000	207,600	123,100
Average copper ore grade (percent)	0.30	0.36	0.32	0.39
Copper production (millions of recoverable pounds)	75	59	142	125

Mill operations
Ore milled (metric tons per day)	385,200	347,600	385,300	343,300
Average ore grade (percent):
Copper	0.38	0.44	0.39	0.44
Molybdenum	0.01	0.02	0.01	0.02
Copper recovery rate (percent)	84.4	83.0	81.7	83.8
Copper production (millions of recoverable pounds)	238	241	464	479

a.	Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at Cerro Verde.

South America’s consolidated copper sales volumes of 312 million pounds in second-quarter 2018 and 602 million pounds for the first six months of 2018 were higher than sales of 287 million pounds in second-quarter 2017 and 596 million for the first six months of 2017, primarily reflecting higher mining and milling rates, partly offset by lower ore grades. Lower second-quarter 2017 sales volumes also reflected the impact of timing of shipments. Copper sales from South America mines are expected to approximate 1.2 billion pounds of copper for the year 2018, compared with 1.2 billion pounds of copper in 2017.

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

	Three Months Ended June 30,
	2018		2017
	By-Product Method	Co-Product Method	By-Product Method	Co-Product Method
Revenues, excluding adjustments	$3.07	$3.07	$2.67	$2.67

Site production and delivery, before net noncash and other costs shown below	1.77	1.65	1.55	1.47
By-product credits	(0.22)	—	(0.13)	—
Treatment charges	0.18	0.18	0.22	0.22
Royalty on metals	0.01	0.01	0.01	0.01
Unit net cash costs	1.74	1.84	1.65	1.70
DD&A	0.43	0.40	0.44	0.41
Noncash and other costs, net	0.05	0.05	0.02	0.02
Total unit costs	2.22	2.29	2.11	2.13
Revenue adjustments, primarily for pricing on prior period open sales	0.04	0.04	(0.05)	(0.05)
Gross profit per pound	$0.89	$0.82	$0.51	$0.49

Copper sales (millions of recoverable pounds)	312	312	287	287

	Six Months Ended June 30,
	2018		2017
	By-Product Method	Co-Product Method	By-Product Method	Co-Product Method
Revenues, excluding adjustments	$3.09	$3.09	$2.65	$2.65

Site production and delivery, before net noncash and other costs shown below	1.78	1.64	1.52	1.42
By-product credits	(0.24)	—	(0.16)	—
Treatment charges	0.19	0.19	0.22	0.22
Royalty on metals	0.01	0.01	0.01	0.01
Unit net cash costs	1.74	1.84	1.59	1.65
DD&A	0.43	0.40	0.43	0.40
Noncash and other costs, net	0.05	0.05	0.02	0.02
Total unit costs	2.22	2.29	2.04	2.07
Other revenue adjustments, primarily for pricing on prior period open sales	(0.06)	(0.06)	0.07	0.07
Gross profit per pound	$0.81	$0.74	$0.68	$0.65

Copper sales (millions of recoverable pounds)	602	602	596	596

Our South America mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) of $1.74 per pound of copper in second-quarter 2018 and for the first six months of 2018 were higher than unit net cash costs of $1.65 per pound in second-quarter 2017 and $1.59 for the first six months of 2017, primarily reflecting higher mining and input costs, partly offset by higher by-product credits.

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

Average unit net cash costs (net of by-product credits) for our South America mining operations are expected to approximate $1.67 per pound of copper for the year 2018, based on current sales volume and cost estimates and assuming an average price of $11.00 per pound of molybdenum for the second half of 2018.

Indonesia Mining
Indonesia mining includes PT-FI’s Grasberg minerals district, one of the world’s largest copper and gold deposits, in Papua, Indonesia. We own 90.64 percent of PT-FI, including 9.36 percent owned through our wholly owned subsidiary, PT-II.

PT-FI operates a proportionately consolidated unincorporated joint venture with Rio Tinto (Joint Venture), under which Rio Tinto has a 40 percent interest in certain assets and a 40 percent interest through 2022 in production exceeding specified annual amounts of copper, gold and silver. After 2022, all production and related revenues and costs are shared 60 percent PT-FI and 40 percent Rio Tinto. Refer to Note 3 in our annual report on Form 10-K for the year ended December 31, 2017, for discussion of the Joint Venture.

PT-FI produces copper concentrate that contains significant quantities of gold and silver. Substantially all of PT-FI’s copper concentrate is sold under long-term contracts, and during the first six months of 2018, approximately 40 percent of PT-FI’s concentrate production was sold to PT Smelting (PT-FI’s 25-percent-owned smelter and refinery in Gresik, Indonesia).

Regulatory Matters. In July 2018, we and PT-FI entered into a Heads of Agreement with Inalum and PT-FI’s joint venture partner Rio Tinto. Under the terms of the non-binding agreement, Inalum would acquire for aggregate cash consideration of $3.85 billion all of Rio Tinto's interests associated with the Joint Venture and all of our interests in PT-II.

Inalum would contribute the Rio Tinto interests to PT-FI, which would expand PT-FI’s asset base, in exchange for a 40 percent share ownership in PT-FI, pursuant to arrangements that would enable us and existing PT-FI shareholders to retain the economics of the revenue and cost sharing arrangements under the Joint Venture. Following completion of the transaction, Inalum's share ownership would approximate 51 percent of PT-FI (subject to an agreement between shareholders to replicate the Joint Venture economics) and our ownership would approximate 49 percent.

At closing, Rio Tinto would receive $3.5 billion and we would receive $350 million in cash proceeds from Inalum. In addition, Rio Tinto would forego in favor of us an amount equivalent to its share of Joint Venture cash flows since January 1, 2018, through closing.

Following completion of the ownership restructuring, we do not expect our economic exposure to PT-FI to change significantly. We expect our share of future cash flows of the expanded PT-FI asset base, combined with the cash proceeds received in the transaction, to be comparable to our existing share of future cash flows under the current Joint Venture arrangement. We would also continue to manage the operations of PT-FI.

The transaction, which is expected to close during the second half of 2018, is subject to the negotiation and documentation of definitive agreements, including purchase and sale agreements, the extension and stability of PT-FI's long-term mining rights through 2041 in a form acceptable to us and Inalum, a shareholders’ agreement between us and Inalum providing for continuity of our management of PT-FI’s operations and addressing governance arrangements, and resolution of environmental regulatory matters pending before Indonesia's Ministry of Environment and Forestry satisfactory to the Indonesian government, us and Inalum (refer to Note 8 for further discussion of these environmental regulatory matters). The terms of these agreements will be subject to approval by our Board, and will require modification or revocation of current regulations and the implementation of new regulations by the Indonesian government.

PT-FI's export license is effective through February 15, 2019. In July 2018, PT-FI's temporary IUPK was extended to August 31, 2018, and PT-FI will continue to seek extensions to its temporary IUPK until definitive agreements are complete.

We cannot predict whether PT-FI will be successful in reaching satisfactory definitive agreements on the terms of its long-term mining rights. Until definitive agreements are reached, PT-FI has reserved all rights under its COW, including pursuing arbitration under the dispute resolution procedures.

For further discussion of the regulatory matters and risks associated with operations in Indonesia, refer to Part I, Item IA. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2017.

Operating and Development Activities. PT-FI is currently mining the final phase of the Grasberg open pit, which contains high copper and gold ore grades. PT-FI has revised its mine plans to extend mining activities in the open pit by approximately six months through the first half of 2019 following results of an economic analysis. PT-FI expects to mine ore from the open pit until transitioning to the Grasberg Block Cave underground mine in the first half of 2019. Lower copper and gold production from Indonesia mining is expected during the transition period in 2019 and 2020.

PT-FI has several projects in the Grasberg minerals district related to the development of its large-scale, long-lived, high-grade underground ore bodies. In aggregate, these underground ore bodies are expected to produce large-scale quantities of copper and gold following the transition from the Grasberg open pit. Substantial progress has been made to prepare for the transition to mining of the Grasberg Block Cave underground mine. Mine development activities are sufficiently advanced to commence caving in the first half of 2019. The ore flow and underground rail haulage systems are expected to be fully commissioned and operational in the second half of 2018.

Subject to reaching definitive agreements with the Indonesian government on PT-FI’s long-term mining rights, estimated annual capital spending on PT-FI’s development projects would average $0.8 billion per year ($0.7 billion per year net to PT-FI) over the next five years. Considering the long-term nature and size of these projects, actual costs could vary from these estimates. In response to market conditions and Indonesian regulatory uncertainty, the timing of these expenditures continues to be reviewed and could be reduced or deferred significantly.

The following provides additional information on the continued development of the Common Infrastructure project, the Grasberg Block Cave underground mine and the DMLZ ore body that lies below the Deep Ore Zone (DOZ) underground mine. Our current plans and mineral reserves in Indonesia assume that PT-FI’s long-term mining rights will be extended through 2041, as stated in the COW.

For further discussion of the risks associated with development projects, refer to Part I, Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2017, as updated by Part II, Item 1A. “Risk Factors” of this quarterly report on Form 10-Q.

Common Infrastructure and Grasberg Block Cave Mine. In 2004, PT-FI commenced its Common Infrastructure project to provide access to its large undeveloped underground ore bodies located in the Grasberg minerals district through a tunnel system located approximately 400 meters deeper than its existing underground tunnel system. In addition to providing access to our underground ore bodies, the tunnel system will enable PT-FI to conduct future exploration in prospective areas associated with currently identified ore bodies. The tunnel system was completed to the Big Gossan terminal, and the Big Gossan mine was brought into production in 2010. The Big Gossan underground mine was on care-and-maintenance status during most of 2017 and production restarted in fourth-quarter 2017. Development of the Grasberg Block Cave and DMLZ underground mines is advancing using the Common Infrastructure project tunnels as access.

The Grasberg Block Cave underground mine accounts for approximately half of our recoverable proven and probable reserves in Indonesia. Production from the Grasberg Block Cave mine is expected to commence in the first half of 2019, following the end of mining of the Grasberg open pit. Targeted production rates once the Grasberg Block Cave mining operation reaches full capacity in 2023 are expected to approximate 130,000 to 160,000 metric tons of ore per day. PT-FI continues to review its operating plans to determine the optimum mine plan for the Grasberg Block Cave underground mine.

Aggregate mine development capital for the Grasberg Block Cave underground mine and associated Common Infrastructure is expected to approximate $6.4 billion (incurred between 2008 and 2023), with PT-FI’s share totaling approximately $5.9 billion. Aggregate project costs totaling $3.6 billion have been incurred through June 30, 2018, including $0.3 billion during the first six months of 2018.

DMLZ. The DMLZ ore body lies below the DOZ mine at the 2,590-meter elevation and represents the downward continuation of mineralization in the Ertsberg East Skarn system and neighboring Ertsberg porphyry. In September 2015, PT-FI initiated pre-commercial production that represented ore extracted during the development phase for the purpose of obtaining access to the ore body. Following mining-induced seismic activity, which began in 2017 and continued in 2018, PT-FI revised its mine plans, which resulted in a delay in the ramp-up of the DMLZ underground mine. During second-quarter 2018, PT-FI initiated plans to conduct hydraulic fracturing activities to address rock stresses and pre-condition the DMLZ with an objective of enabling commencement of large-scale production. PT-FI's revised mine plans for DMLZ, which will continue to be reviewed, currently project block cave mining activities in the DMLZ to commence in mid-2019 following a period of hydraulic fracturing activities designed to safely manage production. PT-FI continues to expect the DMLZ to reach full production rates of 80,000 metric tons per day in 2022. The current outlook for future DMLZ production reflects management’s expectations based on currently available information and involves uncertainties. Estimates of future production will be revised as additional information becomes available.

Drilling efforts continue to determine the extent of the ore body. Aggregate mine development capital costs for the DMLZ underground mine are expected to approximate $3.1 billion (incurred between 2009 and 2021), with PT-FI’s share totaling approximately $1.9 billion. Aggregate project costs totaling $2.3 billion have been incurred through June 30, 2018, including $159 million during the first six months of 2018.

Other Matters. As further discussed in “Risk Factors” contained in Part I. Item 1A of our annual report on Form 10-K for the year ended December 31, 2017, there have been a series of shooting incidents within the PT-FI project area and in nearby areas. During the first six months of 2018, there were 11 additional shooting incidents, which resulted in four injuries. The safety of our workforce is a critical concern, and PT-FI continues to work with the Indonesian government to address security issues. We also continue to limit the use of the road leading to our mining and milling operations to secured convoys.

Operating Data. Following is a summary of consolidated operating data for our Indonesia mining operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating Data, Net of Joint Venture Interest
Copper (millions of recoverable pounds)
Production	347	199	658	354
Sales	316	247	635	372
Average realized price per pound	$3.05	$2.67	$3.07	$2.64

Gold (thousands of recoverable ounces)
Production	740	348	1,335	580
Sales	671	427	1,274	604
Average realized price per ounce	$1,274	$1,243	$1,291	$1,242

100% Operating Data
Ore milled (metric tons per day):[a]
Grasberg open pit	148,400	88,600	136,800	71,200
DOZ underground mine	29,200	27,300	34,300	26,800
DMLZ underground mine	2,700	3,800	2,700	3,500
Grasberg Block Cave underground mine	3,800	3,800	3,900	3,200
Big Gossan underground mine	3,800	—	3,100	800
Total	187,900	123,500	180,800	105,500
Average ore grades:
Copper (percent)	1.06	1.03	1.09	1.08
Gold (grams per metric ton)	1.77	1.16	1.71	1.17
Recovery rates (percent):
Copper	92.7	91.8	92.4	92.0
Gold	86.1	85.3	85.5	85.1
Production:
Copper (millions of recoverable pounds)	353	221	693	393
Gold (thousands of recoverable ounces)	816	347	1,489	588

a.	Amounts represent the approximate average daily throughput processed at PT-FI’s mill facilities from each producing mine and from development activities that result in metal production.

Indonesia mining’s consolidated sales of 316 million pounds of copper and 671 thousand ounces of gold in second-quarter 2018 and 635 million pounds of copper and 1.3 million ounces of gold for the first six months of 2018 were higher than sales of 247 million pounds of copper and 427 thousand ounces of gold in second-quarter 2017 and 372 million pounds of copper and 604 thousand ounces of gold for the first six months of 2017, primarily reflecting higher operating rates and ore grades. Lower operating rates for the 2017 periods reflected the regulatory restrictions on PT-FI’s concentrate exports from mid-January 2017 to mid-April 2017 and the impact of labor disruptions.

Assuming achievement of planned operating rates for the second half of 2018, consolidated sales volumes from Indonesia mining are expected to approximate 1.15 billion pounds of copper and 2.4 million ounces of gold for the year 2018, compared with 1.0 billion pounds of copper and 1.5 million ounces of gold for the year 2017. Because of the transition to underground mining, PT-FI’s production is expected to be significantly lower in 2019 and 2020, compared to 2018.

Indonesia mining's projected sales volumes and unit net cash credits for the year 2018 are dependent on a number of factors, including operational performance, workforce productivity, timing of shipments, and Indonesia regulatory matters.

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

	Three Months Ended June 30,
	2018			2017
	By-Product Method	Co-Product Method		By-Product Method		Co-Product Method
		Copper	Gold			Copper	Gold
Revenues, excluding adjustments	$3.05	$3.05	$1,274	$2.67		$2.67	$1,243

Site production and delivery, before net noncash and other (credits) costs shown below	1.33	0.70	291	1.77		0.97	451
Gold and silver credits	(2.76)	—	—	(2.21)		—	—
Treatment charges	0.26	0.14	57	0.26		0.14	67
Export duties	0.18	0.09	38	0.11		0.06	28
Royalty on metals	0.22	0.11	51	0.17		0.09	47
Unit net cash (credits) costs	(0.77)	1.04	437	0.10		1.26	593
DD&A	0.54	0.28	119	0.62		0.34	158
Noncash and other (credits) costs, net	(0.01)	—	(2)	0.34	[a]	0.18	86
Total unit (credits) costs	(0.24)	1.32	554	1.06		1.78	837
Revenue adjustments, primarily for pricing on prior period open sales	0.04	0.04	(2)	(0.03)		(0.03)	5
PT Smelting intercompany loss	(0.03)	(0.01)	(6)	(0.10)		(0.06)	(26)
Gross profit per pound/ounce	$3.30	$1.76	$712	$1.48		$0.80	$385

Copper sales (millions of recoverable pounds)	316	316		247		247
Gold sales (thousands of recoverable ounces)			671				427

	Six Months Ended June 30,
	2018			2017
	By-Product Method	Co-Product Method		By-Product Method		Co-Product Method
		Copper	Gold			Copper	Gold
Revenues, excluding adjustments	$3.07	$3.07	$1,291	$2.64		$2.64	$1,242

Site production and delivery, before net noncash and other costs shown below	1.34	0.72	304	1.89		1.05	497
Gold and silver credits	(2.67)	—	—	(2.10)		—	—
Treatment charges	0.25	0.14	57	0.27		0.15	71
Export duties	0.16	0.09	36	0.11		0.06	29
Royalty on metals	0.22	0.11	50	0.17		0.10	47
Unit net cash (credits) costs	(0.70)	1.06	447	0.34		1.36	644
DD&A	0.55	0.30	125	0.63		0.35	167
Noncash and other costs, net	0.02	0.01	4	0.32	[a]	0.18	82
Total unit (credits) costs	(0.13)	1.37	576	1.29		1.89	893
Other revenue adjustments, primarily for pricing on prior period open sales	(0.05)	(0.05)	13	0.11		0.11	15
PT Smelting intercompany (loss) profit	(0.04)	(0.01)	(7)	—		—	1
Gross profit per pound/ounce	$3.11	$1.64	$721	$1.46		$0.86	$365

Copper sales (millions of recoverable pounds)	635	635		372		372
Gold sales (thousands of recoverable ounces)			1,274				604

a.
Includes fixed costs charged directly to production and delivery costs totaling $82 million ($0.33 per pound of copper) for second-quarter 2017 and $103 million ($0.28 per pound of copper) for the first six months of 2017 associated with workforce reductions.

A significant portion of PT-FI’s costs are fixed, and unit costs vary depending on production volumes and other factors. As a result of higher sales volumes and gold and silver credits, Indonesia had unit net cash credits (including gold and silver credits) of $0.77 per pound of copper in second-quarter 2018 and $0.70 per pound of copper for the first six months of 2018, compared with unit net cash costs of $0.10 per pound of copper in second-quarter 2017 and $0.34 per pound of copper for the first six months of 2017.

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold. PT-FI’s royalties totaled $71 million in second-quarter 2018 and $138 million for the first six months of 2018, compared with $43 million in second-quarter 2017 and $63 million for the first six months of 2017. Export duties totaled $55 million in second-quarter 2018 and $101 million for the first six months of 2018, compared with $27 million in second-quarter 2017 and $41 million for the first six months of 2017.

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

Because of the fixed nature of a large portion of Indonesia’s costs, unit net cash credits/costs vary from quarter to quarter depending on copper and gold volumes. Assuming an average gold price of $1,250 per ounce for the second half of 2018 and achievement of current sales volume and cost estimates, unit net cash credits (including gold and silver credits) for Indonesia mining are expected to approximate $0.58 per pound of copper for the year 2018. Indonesia mining’s unit net cash credits for the year 2018 would change by approximately $0.06 per pound for each $50 per ounce change in the average price of gold for the second half of 2018. As a result of lower expected copper and gold production during the transition from the open pit to the Grasberg Block Cave underground mine, Indonesia mining's unit net cash costs are expected to be higher in 2019 and 2020.

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

Operating and Development Activities. Production from the Molybdenum mines totaled 9 million pounds of molybdenum in second-quarter 2018, 8 million pounds in second-quarter 2017, 18 million for the first six months of 2018 and 16 million for the first six months of 2017. Refer to “Consolidated Results” for our consolidated molybdenum operating data, which includes sales of molybdenum produced at our Molybdenum mines, and from our North America and South America copper mines, and refer to “Outlook” for projected consolidated molybdenum sales volumes.

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

Average unit net cash costs for our Molybdenum mines of $8.36 per pound of molybdenum in second-quarter 2018 and $8.46 per pound of molybdenum for the first six months of 2018 were higher than average unit costs of $7.73 per pound of molybdenum in second-quarter 2017 and $7.38 per pound of molybdenum for the first six months of 2017, primarily reflecting higher milling rates. Based on current sales volume and cost estimates, average unit net cash costs for the Molybdenum mines are expected to approximate $8.75 per pound of molybdenum for the year 2018. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

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

Atlantic Copper smelts and refines copper concentrate and markets refined copper and precious metals in slimes. During the first six months of 2018, Atlantic Copper’s concentrate purchases from our copper mining operations included 14 percent from our North America copper mines and 9 percent from our South America copper mining operations, with the remainder purchased from third parties.

PT-FI’s contract with PT Smelting provides for PT-FI to supply 100 percent of the copper concentrate requirements (subject to a minimum or maximum rate) necessary for PT Smelting to produce 205,000 metric tons of copper annually on a priority basis. PT-FI may also sell copper concentrate to PT Smelting at market rates for quantities in excess of 205,000 metric tons of copper annually. During the first six months of 2018, PT-FI supplied substantially all of PT Smelting’s concentrate requirements.

We defer recognizing profits on sales from our mining operations to Atlantic Copper and on 25 percent of PT-FI’s sales to PT Smelting until final sales to third parties occur. Changes in these deferrals attributable to variability in intercompany volumes resulted in net additions (reductions) to net income attributable to common stock of $27 million in second-quarter 2018, $(51) million in second-quarter 2017, $20 million for the first six months of 2018 and $(24) million for the first six months of 2017. Our net deferred profits on our inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income attributable to common stock totaled $71 million at June 30, 2018. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices will result in variability in our net deferred profits and quarterly earnings.

CAPITAL RESOURCES AND LIQUIDITY

Our consolidated operating cash flows vary with prices realized from copper, gold and molybdenum; our sales volumes; production costs; income taxes; other working capital changes; and other factors. We believe that we have a high-quality portfolio of long-lived copper assets positioned to generate long-term value. We have commenced a project to develop the Lone Star oxide ores near the Safford operation in eastern Arizona, and PT-FI has several projects in the Grasberg minerals district related to the development of its large-scale, long-lived, high-grade underground ore bodies. We are also pursuing other opportunities to enhance net present values, and we continue to advance studies for future development of our copper resources, the timing of which will be dependent on market conditions.

Cash
Following is a summary of the U.S. and international components of consolidated cash and cash equivalents available to the parent company, net of noncontrolling interests’ share, taxes and other costs at June 30, 2018 (in billions):

Cash at domestic companies	$2.9
Cash at international operations	1.0
Total consolidated cash and cash equivalents	3.9
Noncontrolling interests’ share	(0.4)
Cash, net of noncontrolling interests’ share	3.5
Withholding taxes and other	(0.1)
Net cash available	$3.4

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

Debt
Following is a summary of our total debt and the related weighted-average interest rates at June 30, 2018 (in billions, except percentages):

		Weighted-
		Average
		Interest Rate
Senior Notes	$9.9	4.6%
Cerro Verde credit facility	1.2	4.0%
Total debt	$11.1	4.5%

At June 30, 2018, we had no borrowings, $13 million in letters of credit issued and availability of $3.5 billion under our revolving credit facility. In April 2018, we entered into a new $3.5 billion, five-year, unsecured revolving credit facility with substantially similar structure and terms as our prior facility, which was scheduled to mature in May 2019.

Refer to Note 5 for further discussion of debt.

Operating Activities
We generated consolidated operating cash flows of $2.7 billion (net of $0.2 billion in working capital uses and timing of other tax payments) for the first six months of 2018 and $1.8 billion (including $0.3 billion in working capital sources and timing of other tax payments) for the first six months of 2017. Higher operating cash flows for the first six months of 2018, compared to the first six months of 2017, primarily reflect higher copper and gold sales volumes and higher metal prices, partly offset by higher inventories.

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

Investing Activities
Capital Expenditures. Capital expenditures, including capitalized interest, totaled $0.9 billion for the first six months of 2018, including $0.5 billion for major mining projects. Capital expenditures, including capitalized interest, totaled $0.7 billion for the first six months of 2017, including $0.4 billion for major mining projects. Higher capital expenditures for the first six months of 2018, compared with the first six months of 2017, primarily reflect increased spending on major mining projects mostly associated with development of the Lone Star oxide project. Refer to “Outlook” for further discussion of projected capital expenditures for the year 2018.

Financing Activities
Debt Transactions. Net repayments of debt for the first six months of 2018 totaled $1.95 billion, primarily consisting of $1.4 billion for senior notes due March 2018 and $454 million for senior notes due in 2022 and 2023. Refer to Note 5 for further discussion.

Net repayments of debt for the first six months of 2017 totaled $644 million primarily for the repayment of senior notes due March 2017 and the repayment of Cerro Verde’s shareholder loans, partly offset by the additional borrowings on Cerro Verde’s credit facility.

Dividends. In February 2018, the Board reinstated a cash dividend on our common stock. We paid dividends on our common stock totaling $73 million for the first six months of 2018. On June 27, 2018, FCX declared a quarterly cash dividend of $0.05 per share, which was paid August 1, 2018, to shareholders of record as of July 13, 2018. The declaration of dividends is at the discretion of our Board and will depend upon our financial results, cash requirements, future prospects and other factors deemed relevant by our Board.

Common stock dividends of $2 million for the first six months of 2017 related to accumulated dividends paid for vested stock-based compensation.

Cash dividends paid to noncontrolling interests totaled $241 million for the first six months of 2018 and $39 million for the first six months of 2017. These payments will vary based on the operating results and cash requirements of our consolidated subsidiaries.

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

Other than as discussed in Note 8, there have been no material changes to our environmental and asset retirement obligations since December 31, 2017. Updated cost assumptions, including increases and decreases to cost estimates, changes in the anticipated scope and timing of remediation activities, and settlement of environmental matters may result in additional revisions to certain of our environmental obligations. Refer to Note 12 in our annual report on Form 10-K for the year ended December 31, 2017, for further information regarding our environmental and asset retirement obligations.

Litigation and Other Contingencies
Other than as discussed in Note 8, there have been no material changes to our contingencies associated with legal proceedings, environmental and other matters since December 31, 2017. Refer to Note 12 and “Legal Proceedings” contained in Part I, Item 3. of our annual report on Form 10-K for the year ended December 31, 2017, as updated by Note 8 and Part II, Item 1. “Legal Proceedings” of our quarterly report on Form 10-Q for the quarters ended March 31, 2018, and June 30, 2018, for further information regarding legal proceedings, environmental and other matters.

NEW ACCOUNTING STANDARDS

Refer to Note 11 for a summary of recently adopted accounting standards.

PRODUCT REVENUES AND PRODUCTION COSTS

Unit net cash costs (credits) per pound of copper and molybdenum are measures intended to provide investors with information about the cash-generating capacity of our mining operations expressed on a basis relating to the primary metal product for the respective operations. We use this measure for the same purpose and for monitoring operating performance by our mining operations. This information differs from measures of performance determined in accordance with U.S. GAAP and should not be considered in isolation or as a substitute for measures of performance determined in accordance with U.S. GAAP. These measures are presented by other metals mining companies, although our measures may not be comparable to similarly titled measures reported by other companies.

We present gross profit per pound of copper in the following tables using both a “by-product” method and a “co-product” method. We use the by-product method in our presentation of gross profit per pound of copper because (i) the majority of our revenues are copper revenues, (ii) we mine ore, which contains copper, gold, molybdenum and other metals, (iii) it is not possible to specifically assign all of our costs to revenues from the copper, gold, molybdenum and other metals we produce and (iv) it is the method used by our management and Board to monitor our mining operations and to compare mining operations in certain industry publications. In the co-product method presentations, shared costs are allocated to the different products based on their relative revenue values, which will vary to the extent our metals sales volumes and realized prices change.

We show revenue adjustments for prior period open sales as a separate line item. Because these adjustments do not result from current period sales, these amounts have been reflected separately from revenues on current period sales. Noncash and other costs, which are removed from site production and delivery costs in the calculation of unit net cash costs (credits), consist of items such as stock-based compensation costs, start-up costs, inventory adjustments, long-lived asset impairments, restructuring and/or unusual charges. As discussed above, gold, molybdenum and other metal revenues at copper mines are reflected as credits against site production and delivery costs in the by-product method. The following schedules are presentations under both the by-product and co-product methods together with reconciliations to amounts reported in our consolidated financial statements.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended June 30, 2018
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,126	$1,126	$91	$22	$1,239
Site production and delivery, before net noncash and other costs shown below	701	644	68	12	724
By-product credits	(90)	—	—	—	—
Treatment charges	37	36	—	1	37
Net cash costs	648	680	68	13	761
DD&A	91	83	6	2	91
Noncash and other costs, net	23	21	1	1	23
Total costs	762	784	75	16	875
Other revenue adjustments, primarily for pricing on prior period open sales	1	1	—	—	1
Gross profit	$365	$343	$16	$6	$365

Copper sales (millions of recoverable pounds)	361	361
Molybdenum sales (millions of recoverable pounds)[a]			8

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$3.12	$3.12	$12.13
Site production and delivery, before net noncash and other costs shown below	1.94	1.78	9.09
By-product credits	(0.25)	—	—
Treatment charges	0.10	0.10	—
Unit net cash costs	1.79	1.88	9.09
DD&A	0.25	0.23	0.80
Noncash and other costs, net	0.07	0.06	0.15
Total unit costs	2.11	2.17	10.04
Other revenue adjustments, primarily for pricing on prior period open sales	—	—	—
Gross profit per pound	$1.01	$0.95	$2.09

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	DD&A
Totals presented above	$1,239	$724	$91
Treatment charges	(5)	32	—
Noncash and other costs, net	—	23	—
Other revenue adjustments, primarily for pricing on prior period open sales	1	—	—
Eliminations and other	12	10	1
North America copper mines	1,247	789	92
Other mining[c]	4,738	3,042	336
Corporate, other & eliminations	(817)	(916)	14
As reported in FCX’s consolidated financial statements	$5,168	$2,915	$442

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.
Represents the combined total for our other mining operations, including South America mining, Indonesia mining, Molybdenum mines, Rod & Refining and Atlantic Copper Smelting & Refining, as presented in Note 9.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended June 30, 2017
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,068	$1,068	$63	$23	$1,154
Site production and delivery, before net noncash and other costs shown below	645	605	47	14	666
By-product credits	(65)	—	—	—	—
Treatment charges	40	38	—	2	40
Net cash costs	620	643	47	16	706
DD&A	117	110	5	2	117
Noncash and other costs, net	19	18	1	—	19
Total costs	756	771	53	18	842
Other revenue adjustments, primarily for pricing on prior period open sales	(2)	(2)	—	—	(2)
Gross profit	$310	$295	$10	$5	$310

Copper sales (millions of recoverable pounds)	408	408
Molybdenum sales (millions of recoverable pounds)[a]			8

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$2.62	$2.62	$8.17
Site production and delivery, before net noncash and other costs shown below	1.58	1.49	6.12
By-product credits	(0.16)	—	—
Treatment charges	0.10	0.09	—
Unit net cash costs	1.52	1.58	6.12
DD&A	0.29	0.27	0.66
Noncash and other costs, net	0.05	0.04	0.05
Total unit costs	1.86	1.89	6.83
Other revenue adjustments, primarily for pricing on prior period open sales	—	—	—
Gross profit per pound	$0.76	$0.73	$1.34

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	DD&A
Totals presented above	$1,154	$666	$117
Treatment charges	(19)	21	—
Noncash and other costs, net	—	19	—
Other revenue adjustments, primarily for pricing on prior period open sales	(2)	—	—
Eliminations and other	15	14	1
North America copper mines	1,148	720	118
Other mining[c]	3,323	2,515	307
Corporate, other & eliminations	(760)	(755)	25
As reported in FCX’s consolidated financial statements	$3,711	$2,480	$450

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.
Represents the combined total for our other mining operations, including South America mining, Indonesia mining, Molybdenum mines, Rod & Refining and Atlantic Copper Smelting & Refining, as presented in Note 9.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Six Months Ended June 30, 2018
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$2,337	$2,337	$167	$45	$2,549
Site production and delivery, before net noncash
and other costs shown below	1,405	1,304	123	25	1,452
By-product credits	(165)	—	—	—	—
Treatment charges	74	71	—	3	74
Net cash costs	1,314	1,375	123	28	1,526
DD&A	185	171	10	4	185
Noncash and other costs, net	42	40	2	—	42
Total costs	1,541	1,586	135	32	1,753
Other revenue adjustments, primarily for pricing
on prior period open sales	(5)	(5)	—	—	(5)
Gross profit	$791	$746	$32	$13	$791

Copper sales (millions of recoverable pounds)	744	744
Molybdenum sales (millions of recoverable pounds)[a]			15

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$3.14	$3.14	$11.52
Site production and delivery, before net noncash
and other costs shown below	1.89	1.75	8.47
By-product credits	(0.22)	—	—
Treatment charges	0.10	0.10	—
Unit net cash costs	1.77	1.85	8.47
DD&A	0.25	0.23	0.74
Noncash and other costs, net	0.05	0.05	0.12
Total unit costs	2.07	2.13	9.33
Other revenue adjustments, primarily for pricing
on prior period open sales	(0.01)	(0.01)	—
Gross profit per pound	$1.06	$1.00	$2.19

Reconciliation to Amounts Reported
(In millions)
		Production
	Revenues	and Delivery	DD&A
Totals presented above	$2,549	$1,452	$185
Treatment charges	(13)	61	—
Noncash and other costs, net	—	42	—
Other revenue adjustments, primarily for pricing
on prior period open sales	(5)	—	—
Eliminations and other	24	25	1
North America copper mines	2,555	1,580	186
Other mining[c]	9,255	6,053	672
Corporate, other & eliminations	(1,774)	(1,910)	35
As reported in FCX’s consolidated financial statements	$10,036	$5,723	$893

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.
Represents the combined total for our other mining operations, including South America mining, Indonesia mining, Molybdenum mines, Rod & Refining and Atlantic Copper Smelting & Refining, as presented in Note 9.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Six Months Ended June 30, 2017
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$2,072	$2,072	$122	$43	$2,237
Site production and delivery, before net noncash
and other costs shown below	1,207	1,135	91	24	1,250
By-product credits	(122)	—	—	—	—
Treatment charges	82	79	—	3	82
Net cash costs	1,167	1,214	91	27	1,332
DD&A	233	219	10	4	233
Noncash and other costs, net	52	51	1	—	52
Total costs	1,452	1,484	102	31	1,617
Other revenue adjustments, primarily for pricing
on prior period open sales	4	4	—	—	4
Gross profit	$624	$592	$20	$12	$624

Copper sales (millions of recoverable pounds)	782	782
Molybdenum sales (millions of recoverable pounds)[a]			17

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$2.65	$2.65	$7.56
Site production and delivery, before net noncash
and other costs shown below	1.54	1.45	5.62
By-product credits	(0.15)	—	—
Treatment charges	0.10	0.10	—
Unit net cash costs	1.49	1.55	5.62
DD&A	0.30	0.28	0.59
Noncash and other costs, net	0.07	0.07	0.06
Total unit costs	1.86	1.90	6.27
Other revenue adjustments, primarily for pricing
on prior period open sales	0.01	0.01	—
Gross profit per pound	$0.80	$0.76	$1.29

Reconciliation to Amounts Reported
(In millions)		Production
	Revenues	and Delivery	DD&A
Totals presented above	$2,237	$1,250	$233
Treatment charges	(28)	54	—
Noncash and other costs, net	—	52	—
Other revenue adjustments, primarily for pricing
on prior period open sales	4	—	—
Eliminations and other	30	30	1
North America copper mines	2,243	1,386	234
Other mining[c]	6,361	4,855	551
Corporate, other & eliminations	(1,552)	(1,573)	54
As reported in FCX’s consolidated financial statements	$7,052	$4,668	$839

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.
Represents the combined total for our other mining operations, including South America mining, Indonesia mining, Molybdenum mines, Rod & Refining and Atlantic Copper Smelting & Refining, as presented in Note 9.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended June 30, 2018
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other[a]	Total
Revenues, excluding adjustments	$958	$958	$81	$1,039
Site production and delivery, before net noncash
and other costs shown below	552	513	50	563
By-product credits	(70)	—	—	—
Treatment charges	59	59	—	59
Royalty on metals	2	2	—	2
Net cash costs	543	574	50	624
DD&A	133	123	10	133
Noncash and other costs, net	17	17	—	17
Total costs	693	714	60	774
Other revenue adjustments, primarily for pricing
on prior period open sales	13	13	—	13
Gross profit	$278	$257	$21	$278

Copper sales (millions of recoverable pounds)	312	312

Gross profit per pound of copper:

Revenues, excluding adjustments	$3.07	$3.07
Site production and delivery, before net noncash
and other costs shown below	1.77	1.65
By-product credits	(0.22)	—
Treatment charges	0.18	0.18
Royalty on metals	0.01	0.01
Unit net cash costs	1.74	1.84
DD&A	0.43	0.40
Noncash and other costs, net	0.05	0.05
Total unit costs	2.22	2.29
Other revenue adjustments, primarily for pricing
on prior period open sales	0.04	0.04
Gross profit per pound	$0.89	$0.82

Reconciliation to Amounts Reported
(In millions)
		Production
	Revenues	and Delivery	DD&A
Totals presented above	$1,039	$563	$133
Treatment charges	(59)	—	—
Royalty on metals	(2)	—	—
Noncash and other costs, net	—	17	—
Other revenue adjustments, primarily for pricing
on prior period open sales	13	—	—
Eliminations and other	(1)	(2)	—
South America mining	990	578	133
Other mining[b]	4,995	3,253	295
Corporate, other & eliminations	(817)	(916)	14
As reported in FCX’s consolidated financial statements	$5,168	$2,915	$442

a.
Includes silver sales of 1.1 million ounces ($16.38 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.
Represents the combined total for our other mining operations, including North America copper mines, Indonesia mining, Molybdenum mines, Rod & Refining and Atlantic Copper Smelting & Refining, as presented in Note 9.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended June 30, 2017
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other[a]	Total
Revenues, excluding adjustments	$766	$766	$47	$813
Site production and delivery, before net noncash
and other costs shown below	448	424	34	458
By-product credits	(37)	—	—	—
Treatment charges	63	63	—	63
Royalty on metals	2	2	—	2
Net cash costs	476	489	34	523
DD&A	125	118	7	125
Noncash and other costs, net	5	5	—	5
Total costs	606	612	41	653
Other revenue adjustments, primarily for pricing
on prior period open sales	(14)	(14)	—	(14)
Gross profit	$146	$140	$6	$146

Copper sales (millions of recoverable pounds)	287	287

Gross profit per pound of copper:

Revenues, excluding adjustments	$2.67	$2.67
Site production and delivery, before net noncash
and other costs shown below	1.55	1.47
By-product credits	(0.13)	—
Treatment charges	0.22	0.22
Royalty on metals	0.01	0.01
Unit net cash costs	1.65	1.70
DD&A	0.44	0.41
Noncash and other costs, net	0.02	0.02
Total unit costs	2.11	2.13
Other revenue adjustments, primarily for pricing
on prior period open sales	(0.05)	(0.05)
Gross profit per pound	$0.51	$0.49

Reconciliation to Amounts Reported
(In millions)		Production
	Revenues	and Delivery	DD&A
Totals presented above	$813	$458	$125
Treatment charges	(63)	—	—
Royalty on metals	(2)	—	—
Noncash and other costs, net	—	5	—
Other revenue adjustments, primarily for pricing
on prior period open sales	(14)	—	—
Eliminations and other	1	—	—
South America mining	735	463	125
Other mining[b]	3,736	2,772	300
Corporate, other & eliminations	(760)	(755)	25
As reported in FCX’s consolidated financial statements	$3,711	$2,480	$450

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

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Six Months Ended June 30, 2018
(In millions)		By-Product	Co-Product Method
		Method	Copper	Other[a]	Total
Revenues, excluding adjustments		$1,859	$1,859	$167	$2,026
Site production and delivery, before net noncash
and other costs shown below		1,069	990	102	1,092
By-product credits		(144)	—	—	—
Treatment charges		117	117	—	117
Royalty on metals		4	4	—	4
Net cash costs		1,046	1,111	102	1,213
DD&A		260	239	21	260
Noncash and other costs, net		32	32	—	32
Total costs		1,338	1,382	123	1,505
Other revenue adjustments, primarily for pricing
on prior period open sales		(37)	(37)	—	(37)
Gross profit		$484	$440	$44	$484

Copper sales (millions of recoverable pounds)		602	602

Gross profit per pound of copper:

Revenues, excluding adjustments		$3.09	$3.09
Site production and delivery, before net noncash
and other costs shown below		1.78	1.64
By-product credits		(0.24)	—
Treatment charges		0.19	0.19
Royalty on metals		0.01	0.01
Unit net cash costs		1.74	1.84
DD&A		0.43	0.40
Noncash and other costs, net		0.05	0.05
Total unit costs		2.22	2.29
Other revenue adjustments, primarily for pricing
on prior period open sales		(0.06)	(0.06)
Gross profit per pound		$0.81	$0.74

Reconciliation to Amounts Reported
(In millions)			Production
		Revenues	and Delivery	DD&A
Totals presented above		$2,026	$1,092	$260
Treatment charges		(117)	—	—
Royalty on metals		(4)	—	—
Noncash and other costs, net		—	32	—
Other revenue adjustments, primarily for pricing
on prior period open sales		(37)	—	—
Eliminations and other		(1)	(3)	—
South America mining		1,867	1,121	260
Other mining[b]	—	9,943	6,512	598
Corporate, other & eliminations	—	(1,774)	(1,910)	35
As reported in FCX’s consolidated financial statements		$10,036	$5,723	$893

a.
Includes silver sales of 2.1 million ounces ($16.45 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.
Represents the combined total for our other mining operations, including North America copper mines, Indonesia mining, Molybdenum mines, Rod & Refining and Atlantic Copper Smelting & Refining, as presented in Note 9.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Six Months Ended June 30, 2017
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other[a]	Total
Revenues, excluding adjustments	$1,581	$1,581	$115	$1,696
Site production and delivery, before net noncash
and other costs shown below	905	850	77	927
By-product credits	(93)	—	—	—
Treatment charges	130	130	—	130
Royalty on metals	4	4	—	4
Net cash costs	946	984	77	1,061
DD&A	258	241	17	258
Noncash and other costs, net	10	10	—	10
Total costs	1,214	1,235	94	1,329
Other revenue adjustments, primarily for pricing
on prior period open sales	41	41	—	41
Gross profit	$408	$387	$21	$408

Copper sales (millions of recoverable pounds)	596	596

Gross profit per pound of copper:

Revenues, excluding adjustments	$2.65	$2.65
Site production and delivery, before net noncash
and other costs shown below	1.52	1.42
By-product credits	(0.16)	—
Treatment charges	0.22	0.22
Royalty on metals	0.01	0.01
Unit net cash costs	1.59	1.65
DD&A	0.43	0.40
Noncash and other costs, net	0.02	0.02
Total unit costs	2.04	2.07
Other revenue adjustments, primarily for pricing
on prior period open sales	0.07	0.07
Gross profit per pound	$0.68	$0.65

Reconciliation to Amounts Reported
(In millions)		Production
	Revenues	and Delivery	DD&A
Totals presented above	$1,696	$927	$258
Treatment charges	(130)	—	—
Royalty on metals	(4)	—	—
Noncash and other costs, net	—	10	—
Other revenue adjustments, primarily for pricing
on prior period open sales	41	—	—
Eliminations and other	—	(1)	—
South America mining	1,603	936	258
Other mining[b]	7,001	5,305	527
Corporate, other & eliminations	(1,552)	(1,573)	54
As reported in FCX’s consolidated financial statements	$7,052	$4,668	$839

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

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended June 30, 2018
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$965	$965	$855	$17	$1,837
Site production and delivery, before net noncash
and other credits shown below	420	221	195	4	420
Gold and silver credits	(871)	—	—	—	—
Treatment charges	82	43	38	1	82
Export duties	55	29	26	—	55
Royalty on metals	71	36	34	1	71
Net cash (credits) costs	(243)	329	293	6	628
DD&A	172	90	80	2	172
Noncash and other credits, net	(3)	(1)	(2)	—	(3)
Total (credits) costs	(74)	418	371	8	797
Other revenue adjustments, primarily for pricing
prior period open sales	12	12	(2)	1	11
PT Smelting intercompany loss	(8)	(4)	(4)	—	(8)
Gross profit	$1,043	$555	$478	$10	$1,043

Copper sales (millions of recoverable pounds)	316	316
Gold sales (thousands of recoverable ounces)			671

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$3.05	$3.05	$1,274
Site production and delivery, before net noncash
and other credits shown below	1.33	0.70	291
Gold and silver credits	(2.76)	—	—
Treatment charges	0.26	0.14	57
Export duties	0.18	0.09	38
Royalty on metals	0.22	0.11	51
Unit net cash (credits) costs	(0.77)	1.04	437
DD&A	0.54	0.28	119
Noncash and other credits, net	(0.01)	—	(2)
Total unit (credits) costs	(0.24)	1.32	554
Other revenue adjustments, primarily for pricing
prior period open sales	0.04	0.04	(2)
PT Smelting intercompany loss	(0.03)	(0.01)	(6)
Gross profit per pound/ounce	$3.30	$1.76	$712

Reconciliation to Amounts Reported
(In millions)		Production
	Revenues	and Delivery	DD&A
Totals presented above	$1,837	$420	$172
Treatment charges	(82)	—	—
Export duties	(55)	—	—
Royalty on metals	(71)	—	—
Noncash and other credits, net	—	(3)	—
Other revenue adjustments, primarily for pricing
prior period open sales	11	—	—
PT Smelting intercompany loss	—	8	—
Indonesia mining	1,640	425	172
Other mining[b]	4,345	3,406	256
Corporate, other & eliminations	(817)	(916)	14
As reported in FCX’s consolidated financial statements	$5,168	$2,915	$442

a.	Includes silver sales of 1.1 million ounces ($15.89 per ounce average realized price).

b.
Represents the combined total for our other mining operations, including North America copper mines, South America mining, Molybdenum mines, Rod & Refining and Atlantic Copper Smelting & Refining, as presented in Note 9.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended June 30, 2017
(In millions)	By-Product		Co-Product Method
	Method		Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$660		$660	$531	$14	$1,205
Site production and delivery, before net noncash
and other costs shown below	437		239	193	5	437
Gold and silver credits	(547)		—	—	—	—
Treatment charges	65		35	29	1	65
Export duties	27		15	12	—	27
Royalty on metals	43		22	20	1	43
Net cash costs	25		311	254	7	572
DD&A	153		84	67	2	153
Noncash and other costs, net	84	[b]	46	37	1	84
Total costs	262		441	358	10	809
Revenue adjustments, primarily for pricing on
prior period open sales	(7)		(7)	2	—	(5)
PT Smelting intercompany loss	(26)		(15)	(11)	—	(26)
Gross profit	$365		$197	$164	$4	$365

Copper sales (millions of recoverable pounds)	247		247
Gold sales (thousands of recoverable ounces)				427

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$2.67		$2.67	$1,243
Site production and delivery, before net noncash
and other costs shown below	1.77		0.97	451
Gold and silver credits	(2.21)		—	—
Treatment charges	0.26		0.14	67
Export duties	0.11		0.06	28
Royalty on metals	0.17		0.09	47
Unit net cash costs	0.10		1.26	593
DD&A	0.62		0.34	158
Noncash and other costs, net	0.34	[b]	0.18	86
Total unit costs	1.06		1.78	837
Revenue adjustments, primarily for pricing on
prior period open sales	(0.03)		(0.03)	5
PT Smelting intercompany loss	(0.10)		(0.06)	(26)
Gross profit per pound/ounce	$1.48		$0.80	$385

Reconciliation to Amounts Reported
(In millions)			Production
	Revenues		and Delivery	DD&A
Totals presented above	$1,205		$437	$153
Treatment charges	(65)		—	—
Export duties	(27)		—	—
Royalty on metals	(43)		—	—
Noncash and other costs, net	—		84	—
Revenue adjustments, primarily for pricing on
prior period open sales	(5)		—	—
PT Smelting intercompany loss	—		26	—
Indonesia mining	1,065		547	153
Other mining[c]	3,406		2,688	272
Corporate, other & eliminations	(760)		(755)	25
As reported in FCX’s consolidated financial statements	$3,711		$2,480	$450

a.	Includes silver sales of 851 thousand ounces ($16.26 per ounce average realized price).

b.	Includes $82 million ($0.33 per pound of copper) of costs charged directly to production and delivery costs as a result of the impact of workforce reductions.

c.
Represents the combined total for our other mining operations, including North America copper mines, South America mining, Molybdenum mines, Rod & Refining and Atlantic Copper Smelting & Refining, as presented in Note 9.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Six Months Ended June 30, 2018
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$1,949	$1,949	$1,644	$36	$3,629
Site production and delivery, before net noncash
and other costs shown below	853	458	387	8	853
Gold and silver credits	(1,697)	—	—	—	—
Treatment charges	160	86	72	2	160
Export duties	101	54	46	1	101
Royalty on metals	138	73	64	1	138
Net cash (credits) costs	(445)	671	569	12	1,252
DD&A	353	189	160	4	353
Noncash and other costs, net	12	7	5	—	12
Total (credits) costs	(80)	867	734	16	1,617
Other revenue adjustments, primarily for pricing
on prior period open sales	(34)	(34)	17	—	(17)
PT Smelting intercompany loss	(17)	(9)	(8)	—	(17)
Gross profit	$1,978	$1,039	$919	$20	$1,978

Copper sales (millions of recoverable pounds)	635	635
Gold sales (thousands of recoverable ounces)			1,274

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$3.07	$3.07	$1,291
Site production and delivery, before net noncash
and other costs shown below	1.34	0.72	304
Gold and silver credits	(2.67)	—	—
Treatment charges	0.25	0.14	57
Export duties	0.16	0.09	36
Royalty on metals	0.22	0.11	50
Unit net cash (credits) costs	(0.70)	1.06	447
DD&A	0.55	0.30	125
Noncash and other costs, net	0.02	0.01	4
Total unit (credits) costs	(0.13)	1.37	576
Other revenue adjustments, primarily for pricing
on prior period open sales	(0.05)	(0.05)	13
PT Smelting intercompany loss	(0.04)	(0.01)	(7)
Gross profit per pound/ounce	$3.11	$1.64	$721

Reconciliation to Amounts Reported
(In millions)		Production
	Revenues	and Delivery	DD&A
Totals presented above	$3,629	$853	$353
Treatment charges	(160)	—	—
Export duties	(101)	—	—
Royalty on metals	(138)	—	—
Noncash and other costs, net	—	12	—
Other revenue adjustments, primarily for pricing
on prior period open sales	(17)	—	—
PT Smelting intercompany loss	—	17	—
Indonesia mining	3,213	882	353
Other mining[b]	8,597	6,751	505
Corporate, other & eliminations	(1,774)	(1,910)	35
As reported in FCX’s consolidated financial statements	$10,036	$5,723	$893

a.	Includes silver sales of 2.3 million ounces ($15.93 per ounce average realized price).

b.
Represents the combined total for our other mining operations, including North America copper mines, South America mining, Molybdenum mines, Rod & Refining and Atlantic Copper Smelting & Refining, as presented in Note 9.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Six Months Ended June 30, 2017
(In millions)	By-Product		Co-Product Method
	Method		Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$982		$982	$752	$21	$1,755
Site production and delivery, before net noncash
and other costs shown below	702		393	301	8	702
Gold and silver credits	(782)		—	—	—	—
Treatment charges	100		56	43	1	100
Export duties	41		23	18	—	41
Royalty on metals	63		34	28	1	63
Net cash costs	124		506	390	10	906
DD&A	236		132	101	3	236
Noncash and other costs, net	116	[b]	65	49	2	116
Total costs	476		703	540	15	1,258
Other revenue adjustments, primarily for pricing
on prior period open sales	39		39	9	—	48
PT Smelting intercompany profit	1		1	—	—	1
Gross profit	$546		$319	$221	$6	$546

Copper sales (millions of recoverable pounds)	372		372
Gold sales (thousands of recoverable ounces)				604

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$2.64		$2.64	$1,242
Site production and delivery, before net noncash
and other costs shown below	1.89		1.05	497
Gold and silver credits	(2.10)		—	—
Treatment charges	0.27		0.15	71
Export duties	0.11		0.06	29
Royalty on metals	0.17		0.10	47
Unit net cash costs	0.34		1.36	644
DD&A	0.63		0.35	167
Noncash and other costs, net	0.32	[b]	0.18	82
Total unit costs	1.29		1.89	893
Other revenue adjustments, primarily for pricing
on prior period open sales	0.11		0.11	15
PT Smelting intercompany profit	—		—	1
Gross profit per pound/ounce	$1.46		$0.86	$365

Reconciliation to Amounts Reported
(In millions)			Production
	Revenues		and Delivery	DD&A
Totals presented above	$1,755		$702	$236
Treatment charges	(100)		—	—
Export duties	(41)		—	—
Royalty on metals	(63)		—	—
Noncash and other costs, net	—		116	—
Other revenue adjustments, primarily for pricing
on prior period open sales	48		—	—
PT Smelting intercompany profit	—		(1)	—
Indonesia mining	1,599		817	236
Other mining[c]	7,005		5,424	549
Corporate, other & eliminations	(1,552)		(1,573)	54
As reported in FCX’s consolidated financial statements	$7,052		$4,668	$839

a.	Includes silver sales of 1.3 million ounces ($16.66 per ounce average realized price).

b.	Includes $103 million ($0.28 per pound of copper) of costs charged directly to production and delivery costs as a result of workforce reductions.

c.
Represents the combined total for our other mining operations, including North America copper mines, South America mining, Molybdenum mines, Rod & Refining and Atlantic Copper Smelting & Refining, as presented in Note 9.

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Three Months Ended June 30,
(In millions)	2018	2017

Revenues, excluding adjustments[a]	$119	$78
Site production and delivery, before net noncash and other costs shown below	71	56
Treatment charges and other	8	7
Net cash costs	79	63
DD&A	21	19
Noncash and other costs, net	—	2
Total costs	100	84
Gross profit (loss)	$19	$(6)

Molybdenum sales (millions of recoverable pounds)[a]	9	8

Gross profit (loss) per pound of molybdenum:

Revenues, excluding adjustments[a]	$12.72	$9.57
Site production and delivery, before net noncash and other costs shown below	7.51	6.88
Treatment charges and other	0.85	0.85
Unit net cash costs	8.36	7.73
DD&A	2.24	2.32
Noncash and other costs, net	0.05	0.27
Total unit costs	10.65	10.32
Gross profit (loss) per pound	$2.07	$(0.75)

Reconciliation to Amounts Reported
(In millions)

		Production
Three Months Ended June 30, 2018	Revenues	and Delivery	DD&A
Totals presented above	$119	$71	$21
Treatment charges and other	(8)	—	—
Noncash and other costs, net	—	—	—
Molybdenum mines	111	71	21
Other mining[b]	5,874	3,760	407
Corporate, other & eliminations	(817)	(916)	14
As reported in FCX’s consolidated financial statements	$5,168	$2,915	$442

Three Months Ended June 30, 2017
Totals presented above	$78	$56	$19
Treatment charges and other	(7)	—	—
Noncash and other costs, net	—	2	—
Molybdenum mines	71	58	19
Other mining[b]	4,400	3,177	406
Corporate, other & eliminations	(760)	(755)	25
As reported in FCX’s consolidated financial statements	$3,711	$2,480	$450

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

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Six Months Ended June 30,
(In millions)	2018	2017

Revenues, excluding adjustments[a]	$221	$148
Site production and delivery, before net noncash and other costs shown below	136	107
Treatment charges and other	15	14
Net cash costs	151	121
DD&A	40	38
Noncash and other costs, net	2	3
Total costs	193	162
Gross profit (loss)	$28	$(14)

Molybdenum sales (millions of recoverable pounds)[a]	18	16

Gross profit (loss) per pound of molybdenum:

Revenues, excluding adjustments[a]	$12.38	$9.07
Site production and delivery, before net noncash and other costs shown below	7.61	6.53
Treatment charges and other	0.85	0.85
Unit net cash costs	8.46	7.38
DD&A	2.24	2.34
Noncash and other costs, net	0.10	0.21
Total unit costs	10.80	9.93
Gross profit (loss) per pound	$1.58	$(0.86)

Reconciliation to Amounts Reported
(In millions)

		Production
Six Months Ended June 30, 2018	Revenues	and Delivery	DD&A
Totals presented above	$221	$136	$40
Treatment charges and other	(15)	—	—
Noncash and other costs, net	—	2	—
Molybdenum mines	206	138	40
Other mining[b]	11,604	7,495	818
Corporate, other & eliminations	(1,774)	(1,910)	35
As reported in FCX’s consolidated financial statements	$10,036	$5,723	$893

Six Months Ended June 30, 2017
Totals presented above	$148	$107	$38
Treatment charges and other	(14)	—	—
Noncash and other costs, net	—	3	—
Molybdenum mines	134	110	38
Other mining[b]	8,470	6,131	747
Corporate, other & eliminations	(1,552)	(1,573)	54
As reported in FCX’s consolidated financial statements	$7,052	$4,668	$839

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

CAUTIONARY STATEMENT

Our discussion and analysis contains forward-looking statements in which we discuss our potential future performance. Forward-looking statements are all statements other than statements of historical facts, such as projections or expectations relating to ore grades and milling rates, production and sales volumes, unit net cash costs, operating cash flows, capital expenditures, the transaction contemplated by the non-binding Heads of Agreement between FCX, PT-FI, Inalum and Rio Tinto, exploration efforts and results, development and production activities and costs, liquidity, tax rates, the impact of copper, gold and molybdenum price changes, the impact of deferred intercompany profits on earnings, reserve estimates, future dividend payments, and share purchases and sales. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “targets,” “intends,” “likely,” “will,” “should,” “to be,” “potential” and any similar expressions are intended to identify those assertions as forward-looking statements. The declaration of dividends is at the discretion of the Board and will depend on our financial results, cash requirements, future prospects, and other factors deemed relevant by the Board.

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include supply of and demand for, and prices of, copper, gold and molybdenum; mine sequencing; production rates; potential inventory adjustments; potential impairment of long-lived mining assets; our ability to complete the transaction contemplated by the non-binding Heads of Agreement, which is subject to the negotiation and documentation of definitive agreements, including purchase and sale agreements, the extension and stability of PT-FI's long-term mining rights through 2041 in a form acceptable to us and Inalum, a shareholders’ agreement between us and Inalum providing for continuity of our management of PT-FI’s operations and addressing governance arrangements, and resolution of administrative sanctions and environmental regulatory matters pending before Indonesia’s Ministry of Environment and Forestry satisfactory to the Indonesian government, us and Inalum, the terms of all of which will be subject to Board approval; PT-FI’s ability to obtain an extension of its temporary IUPK after August 31, 2018; the potential effects of violence in Indonesia generally and in the province of Papua; industry risks; regulatory changes; political risks; labor relations; weather- and climate-related risks; environmental risks (including resolution of the administrative sanctions and other environmental matters pending before Indonesia's Ministry of Environment and Forestry); litigation results (including the final disposition of Indonesian tax disputes and the outcome of Cerro Verde’s royalty dispute with the Peruvian national tax authority); and other factors described in more detail in Part I, Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2017, and Part II, Item 1A. “Risk Factors” of this quarterly report on Form 10-Q, filed with the SEC.

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

There have been no material changes in our market risks during the six-month period ended June 30, 2018. For additional information on market risks, refer to “Disclosures About Market Risks” included in Part II, Items 7. and 7A. of our annual report on Form 10-K for the year ended December 31, 2017. For projected sensitivities of our operating cash flow to changes in commodity prices, refer to “Outlook” in Part I, Item 2. of this quarterly report on Form 10-Q for the period ended June 30, 2018; for projected sensitivities of our provisionally priced copper sales to changes in commodity prices refer to “Consolidated Results – Revenues” in Part I, Item 2. of this quarterly report on Form 10-Q for the period ended June 30, 2018.

Item 4.	Controls and Procedures.

(a)
Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective as of June 30, 2018.

(b)
Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management does not believe, based on currently available information, that the outcome of any proceeding reported in Note 8 of this quarterly report on Form 10-Q for the quarter ended June 30, 2018, Part II, Item 1. “Legal Proceedings” and Note 8 of our quarterly report on Form 10-Q for the quarter ended March 31, 2018, and Part I, Item 3. “Legal Proceedings” and Note 12 of our annual report on Form 10-K for the year ended December 31, 2017, will have a material adverse effect on our financial condition; although individual outcomes could be material to our operating results for a particular period, depending on the nature and magnitude of the outcome and the operating results for the period.

Item 1A. Risk Factors.

The risk factor titled “Development projects are inherently risky and may require more capital than anticipated, which could adversely affect our business,” which was included in our annual report on Form 10-K for the year ended December 31, 2017, is amended and restated as follows:

Development projects are inherently risky and could require more time and capital than anticipated, which could adversely affect our business.

Currently, our major mining projects include underground development activities in the Grasberg minerals district and development of the Lone Star oxide project in Arizona. There are many risks and uncertainties inherent in all development projects including, but not limited to, unexpected or difficult geological formations or conditions, potential delays, cost overruns, shortages of material or labor, construction defects, breakdowns and injuries to persons and property. The development of our underground mines and operations are also subject to other unique risks including, but not limited to, underground fires or floods, ventilating harmful gases, fall-of-ground accidents, and seismic activity resulting from unexpected or difficult geological formations or conditions. While we anticipate taking all measures that we deem reasonable and prudent in connection with the development of our underground mines to safely manage production, there is no assurance that these risks will not cause schedule delays, revised mine plans, injuries to persons and property, or increased capital costs, any of which may have a material adverse impact on our cash flows, results of operations and financial condition. Additionally, although we devote significant time and resources to our project planning, approval and review processes, many of our development projects are highly complex and rely on factors that are outside of our control, which may cause us to underestimate the time and capital required to complete a development project.

In September 2015, we initiated pre-commercial production at the Deep Mill Level Zone (DMLZ) underground mine. Following mining-induced seismic activity, which began in 2017 and continued in 2018, PT Freeport Indonesia (PT-FI) revised its mine plan, which resulted in a delay in the ramp-up of the DMLZ underground mine. During second-quarter 2018, PT-FI initiated plans to conduct hydraulic fracturing activities to address rock stress encountered during cave development and pre-condition the DMLZ with an objective of enabling commencement of large-scale production. The current outlook for future DMLZ production reflects management’s expectations based on currently available information and involves uncertainties. PT-FI's revised mine plans for DMLZ will continue to be reviewed, and estimates of future production will be revised as additional information becomes available.

In addition, the economic feasibility of development projects is based on many factors, including the accuracy of estimated reserves, estimated capital and operating costs, and estimated future prices of the relevant commodity. Consolidated capital expenditures are expected to approximate $2.0 billion for the year 2018, including $1.1 billion for major mining projects primarily associated with underground development activities in the Grasberg minerals district and development of the Lone Star oxide project. Refer to the risk factor “Because our Grasberg mining operation in Indonesia is a significant operating asset, our business may continue to be adversely affected by political, economic and social uncertainties in Indonesia” for further discussion of regulatory matters in Indonesia that may impact future investments in PT-FI’s underground development projects. The capital expenditures and time required to develop new mines or other projects are considerable, and changes in costs or timing can adversely affect project economics.

New development projects have no operating history upon which to base estimates of future cash flow. The actual costs, production rates and economic returns of our development projects may differ materially from our estimates, which may have a material adverse impact on our cash flows, results of operations and financial condition.

Except as described above, there have been no material changes to our risk factors during the six-month period ended June 30, 2018. For additional information on risk factors, refer to Part I, Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended June 30, 2018.

There were no shares of common stock purchased by us during the three months ended June 30, 2018. On July 21, 2008, our Board of Directors approved an increase in our open-market share purchase program for up to 30 million shares. There have been no purchases under this program since 2008. This program does not have an expiration date. At June 30, 2018, there were 23.7 million shares that could still be purchased under the program.

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

Date:  August 8, 2018

S-1