Form 10-Q
period 2018-09-30
FREEPORT-MCMORAN INC
filed 2018-11-09
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
☐ Yes ☑ No

On October 31, 2018, there were issued and outstanding 1,449,033,664 shares of the registrant’s common stock, par value $0.10 per share.

FREEPORT-McMoRan INC.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

FREEPORT-McMoRan INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2018	December 31, 2017
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$4,556	$4,447
Trade accounts receivable	1,064	1,246
Income and other tax receivables	226	325
Inventories:
Materials and supplies, net	1,439	1,305
Mill and leach stockpiles	1,439	1,422
Product	1,169	1,166
Other current assets	402	270
Assets held for sale	626	508
Total current assets	10,921	10,689
Property, plant, equipment and mine development costs, net	23,013	22,934
Long-term mill and leach stockpiles	1,355	1,409
Other assets	2,460	2,270
Total assets	$37,749	$37,302

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,396	$2,321
Accrued income taxes	645	565
Current portion of environmental and asset retirement obligations	460	388
Dividends payable	73	—
Current portion of debt	4	1,414
Liabilities held for sale	273	323
Total current liabilities	3,851	5,011
Long-term debt, less current portion	11,123	11,703
Deferred income taxes	3,839	3,649
Environmental and asset retirement obligations, less current portion	3,564	3,631
Other liabilities	1,918	2,012
Total liabilities	24,295	26,006

Equity:
Stockholders’ equity:
Common stock	158	158
Capital in excess of par value	26,603	26,751
Accumulated deficit	(12,526)	(14,722)
Accumulated other comprehensive loss	(532)	(487)
Common stock held in treasury	(3,726)	(3,723)
Total stockholders’ equity	9,977	7,977
Noncontrolling interests	3,477	3,319
Total equity	13,454	11,296
Total liabilities and equity	$37,749	$37,302

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In millions, except per share amounts)
Revenues	$4,908	$4,310	$14,944	$11,362
Cost of sales:
Production and delivery	3,069	2,794	8,792	7,462
Depreciation, depletion and amortization	458	418	1,351	1,257
Total cost of sales	3,527	3,212	10,143	8,719
Selling, general and administrative expenses	101	104	341	362
Mining exploration and research expenses	27	27	72	60
Environmental obligations and shutdown costs	8	72	76	76
Net gain on sales of assets	(70)	(33)	(126)	(66)
Total costs and expenses	3,593	3,382	10,506	9,151
Operating income	1,315	928	4,438	2,211
Interest expense, net	(143)	(304)	(436)	(633)
Net gain on early extinguishment of debt	—	11	8	8
Other income (expense), net	14	(9)	63	(9)
Income from continuing operations before income taxes and equity in affiliated companies’ net earnings	1,186	626	4,073	1,577
Provision for income taxes	(522)	(387)	(1,543)	(747)
Equity in affiliated companies’ net earnings	4	3	5	6
Net income from continuing operations	668	242	2,535	836
Net (loss) income from discontinued operations	(4)	3	(19)	50
Net income	664	245	2,516	886
Net (income) loss attributable to noncontrolling interests:
Continuing operations	(108)	35	(399)	(106)
Discontinued operations	—	—	—	(4)
Net income attributable to common stockholders	$556	$280	$2,117	$776

Basic net income (loss) per share attributable to common stockholders:
Continuing operations	$0.38	$0.19	$1.47	$0.50
Discontinued operations	—	—	(0.01)	0.03
	$0.38	$0.19	$1.46	$0.53

Diluted net income (loss) per share attributable to common stockholders:
Continuing operations	$0.38	$0.19	$1.46	$0.50
Discontinued operations	—	—	(0.01)	0.03
	$0.38	$0.19	$1.45	$0.53

Weighted-average common shares outstanding:
Basic	1,450	1,448	1,449	1,447
Diluted	1,458	1,454	1,458	1,453

Dividends declared per share of common stock	$0.05	$—	$0.15	$—

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In millions)
Net income	$664	$245	$2,516	$886

Other comprehensive income, net of taxes:
Unrealized gains on securities	—	—	—	2
Defined benefit plans:
Actuarial gains arising during the period, net of taxes of $48 million for the nine months ended September 30, 2017	—	—	—	69
Amortization of unrecognized amounts included in net periodic benefit costs	13	12	36	42
Foreign exchange (losses) gains	(1)	1	(2)	—
Other comprehensive income	12	13	34	113

Total comprehensive income	676	258	2,550	999
Total comprehensive (income) loss attributable to noncontrolling interests	(109)	35	(399)	(118)
Total comprehensive income attributable to common stockholders	$567	$293	$2,151	$881

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
	(In millions)
Cash flow from operating activities:
Net income	$2,516	$886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,351	1,257
Net gain on sales of assets	(126)	(66)
Stock-based compensation	70	58
Net charges for Cerro Verde royalty dispute	—	359
Payments for Cerro Verde royalty dispute	(32)	(32)
Net charges for environmental and asset retirement obligations, including accretion	206	196
Payments for environmental and asset retirement obligations	(179)	(85)
Net charges for defined pension and postretirement plans	59	95
Pension plan contributions	(60)	(152)
Net gain on early extinguishment of debt	(8)	(8)
Deferred income taxes	202	77
Loss (gain) on disposal of discontinued operations	19	(41)
Decrease in long-term mill and leach stockpiles	54	181
Non-cash drillship settlements/idle rig costs and other oil and gas adjustments	—	(33)
Oil and gas contract settlement payments	—	(70)
Other, net	7	1
Changes in working capital and other tax payments:
Accounts receivable	321	420
Inventories	(326)	(314)
Other current assets	(16)	(17)
Accounts payable and accrued liabilities	(2)	(93)
Accrued income taxes and timing of other tax payments	(131)	393
Net cash provided by operating activities	3,925	3,012

Cash flow from investing activities:
Capital expenditures:
North America copper mines	(413)	(106)
South America	(188)	(65)
Indonesia	(695)	(663)
Molybdenum mines	(6)	(4)
Other	(89)	(182)
Proceeds from sales of assets	10	68
Intangible water rights and other, net	(91)	(2)
Net cash used in investing activities	(1,472)	(954)

Cash flow from financing activities:
Proceeds from debt	475	795
Repayments of debt	(2,410)	(1,991)
Cash dividends paid:
Common stock	(145)	(2)
Noncontrolling interests	(241)	(67)
Stock-based awards net proceeds (payments)	4	(10)
Debt financing costs and other, net	(23)	(12)
Net cash used in financing activities	(2,340)	(1,287)

Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	113	771
Decrease (increase) in cash and cash equivalents in assets held for sale	55	(45)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	4,631	4,403
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$4,799	$5,129
The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
THREE MONTHS ENDED SEPTEMBER 30

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at June 30, 2018	1,579	$158	$26,667	$(13,161)	$(464)	130	$(3,726)	$9,474	$3,368	$12,842
Stock-based compensation, including the tender of shares	—	—	9	—	—	—	—	9	—	9
Dividends	—	—	(73)	—	—	—	—	(73)	—	(73)
Adoption of new accounting standard for reclassification of income taxes (refer to Note 11)	—	—	—	79	(79)	—	—	—	—	—
Net income attributable to common stockholders	—	—	—	556	—	—	—	556	—	556
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	108	108
Other comprehensive income	—	—	—	—	11	—	—	11	1	12
Balance at September 30, 2018	1,579	$158	$26,603	$(12,526)	$(532)	130	$(3,726)	$9,977	$3,477	$13,454

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at June 30, 2017	1,577	$158	$26,734	$(16,043)	$(456)	130	$(3,720)	$6,673	$3,320	$9,993
Exercised and vested stock-based awards	1	—	—	—	—	—	—	—	—	—
Stock-based compensation, including the tender of shares	—	—	9	—	—	—	(2)	7	—	7
Dividends	—	—	—	—	—	—	—	—	(28)	(28)
Net income attributable to common stockholders	—	—	—	280	—	—	—	280	—	280
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	(35)	(35)
Other comprehensive income	—	—	—	—	13	—	—	13	—	13
Balance at September 30, 2017	1,578	$158	$26,743	$(15,763)	$(443)	130	$(3,722)	$6,973	$3,257	$10,230

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
NINE MONTHS ENDED SEPTEMBER 30

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at December 31, 2017	1,578	$158	$26,751	$(14,722)	$(487)	130	$(3,723)	$7,977	$3,319	$11,296
Exercised and vested stock-based awards	1	—	8	—	—	—	—	8	—	8
Stock-based compensation, including the tender of shares	—	—	62	—	—	—	(3)	59	—	59
Dividends	—	—	(218)	—	—	—	—	(218)	(241)	(459)
Adoption of new accounting standard for reclassification of income taxes (refer to Note 11)	—	—	—	79	(79)	—	—	—	—	—
Net income attributable to common stockholders	—	—	—	2,117	—	—	—	2,117	—	2,117
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	399	399
Other comprehensive income	—	—	—	—	34	—	—	34	—	34
Balance at September 30, 2018	1,579	$158	$26,603	$(12,526)	$(532)	130	$(3,726)	$9,977	$3,477	$13,454

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at December 31, 2016	1,574	$157	$26,690	$(16,540)	$(548)	129	$(3,708)	$6,051	$3,206	$9,257
Exercised and vested stock-based awards	4	1	4	—	—	—	—	5	—	5
Stock-based compensation, including the tender of shares	—	—	49	—	—	1	(14)	35	—	35
Dividends, including forfeited dividends	—	—	—	1	—	—	—	1	(67)	(66)
Net income attributable to common stockholders	—	—	—	776	—	—	—	776	—	776
Net income attributable to noncontrolling interests, including discontinued operations	—	—	—	—	—	—	—	—	110	110
Other comprehensive income	—	—	—	—	105	—	—	105	8	113
Balance at September 30, 2017	1,578	$158	$26,743	$(15,763)	$(443)	130	$(3,722)	$6,973	$3,257	$10,230

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. GENERAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles (GAAP) in the United States (U.S.). Therefore, this information should be read in conjunction with Freeport-McMoRan Inc.’s (FCX) consolidated financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2017. The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. With the exception of the accounting for discontinued operations, assets held for sale and the remeasurement of a pension plan in second-quarter 2017, all such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the nine-month period ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

Assets Held for Sale.  FCX continues to market and evaluate the fair value of its effective 56 percent interest in Freeport Cobalt, which includes the large-scale cobalt refinery in Kokkola, Finland, and the related sales and marketing business. During third-quarter 2018, the fair value evaluations resulted in an increase to the estimated fair value less costs to sell of $50 million (included in net gain on sales of assets in the consolidated statements of income).

FCX is continuing to assess opportunities for its Kisanfu copper and cobalt exploration project, located in the Democratic of Republic of Congo, including development of the project on its own or a sale of all or a minority stake in the project. In second-quarter 2018, management concluded it no longer believes that it is probable an outright sale will occur in the near term and the related assets and liabilities should no longer be classified as held for sale. In addition, because of this conclusion, revisions to the consolidated balance sheet as of December 31, 2017, included a $90 million increase to property, plant, equipment and mine development costs, net, with an offsetting reduction in current assets held for sale, and a $27 million increase to deferred income taxes, with an offsetting reduction in current liabilities held for sale.

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

Reconciliations of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted net income per share follow (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018		2017
Net income from continuing operations	$668	$242	$2,535		$836
Net (income) loss from continuing operations attributable to noncontrolling interests	(108)	35	(399)		(106)
Undistributed earnings allocated to participating securities	(4)	(3)	(5)		(3)
Net income from continuing operations attributable to common stockholders	556	274	2,131		727

Net (loss) income from discontinued operations	(4)	3	(19)		50
Net income from discontinued operations attributable to noncontrolling interests	—	—	—		(4)
Net (loss) income from discontinued operations attributable to common stockholders	(4)	3	(19)		46

Net income attributable to common stockholders	$552	$277	$2,112		$773

Basic weighted-average shares of common stock outstanding	1,450	1,448	1,449		1,447
Add shares issuable upon exercise or vesting of dilutive stock options and restricted stock units	8	6	9	[a]	6
Diluted weighted-average shares of common stock outstanding	1,458	1,454	1,458		1,453

Basic net income (loss) per share attributable to common stockholders:
Continuing operations	$0.38	$0.19	$1.47		$0.50
Discontinued operations	—	—	(0.01)		0.03
	$0.38	$0.19	$1.46		$0.53
Diluted net income (loss) per share attributable to common stockholders:
Continuing operations	$0.38	$0.19	$1.46		$0.50
Discontinued operations	—	—	(0.01)		0.03
	$0.38	$0.19	$1.45		$0.53

a.
Excludes approximately 2 million shares of common stock for the first nine months of 2018 associated with outstanding stock options with exercise prices less than the average market price of FCX’s common stock that were anti-dilutive.

Outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of diluted net income per share of common stock. Stock options for 38 million shares of common stock were excluded for both third-quarter 2018 and third-quarter 2017, 35 million for the first nine months of 2018 and 42 million for the first nine months of 2017.
NOTE 3. INVENTORIES, INCLUDING LONG-TERM MILL AND LEACH STOCKPILES

The components of inventories follow (in millions):

	September 30, 2018	December 31, 2017
Current inventories:
Total materials and supplies, net[a]	$1,439	$1,305

Mill stockpiles	$287	$360
Leach stockpiles	1,152	1,062
Total current mill and leach stockpiles	$1,439	$1,422

Raw materials (primarily concentrate)	$299	$265
Work-in-process	174	154
Finished goods	696	747
Total product inventories	$1,169	$1,166

Long-term inventories:
Mill stockpiles	$285	$300
Leach stockpiles	1,070	1,109
Total long-term mill and leach stockpiles	$1,355	$1,409

a.	Materials and supplies inventory was net of obsolescence reserves totaling $25 million at September 30, 2018, and $29 million at December 31, 2017.

NOTE 4. INCOME TAXES

Variations in the relative proportions of jurisdictional income result in fluctuations to FCX’s consolidated effective income tax rate. FCX’s consolidated effective income tax rate was 38 percent for the first nine months of 2018 and 47 percent for the first nine months of 2017. Geographic sources of FCX’s (provision for) benefit from income taxes follow (in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017		2018		2017
U.S. operations	$(6)	$2	[a]	$2	[b]	$24	[a]
International operations	(516)	(389)	[c]	(1,545)		(771)	[c]
Total	$(522)	$(387)		$(1,543)		$(747)

a.	Includes net tax (charges) credits of $(10) million in third-quarter 2017 and $21 million for the first nine months of 2017 associated with alternative minimum tax credit carryforwards.

b.	Includes a tax credit of $5 million associated with the settlement of a state income tax examination.

c.
Includes net charges of $2 million associated with the Cerro Verde mining royalties dispute, consisting of tax charges of $127 million for disputed royalties and other related mining taxes for the period October 2011 through the year 2013 (when royalties were determined based on operating income), mostly offset by a tax benefit of $125 million associated with disputed royalties and other related mining taxes for the period December 2006 through the year 2013. Refer to Note 8 for further discussion of the Cerro Verde royalty dispute.

As a result of the unfavorable Peruvian Supreme Court ruling on the Cerro Verde royalty dispute in October 2017, FCX recorded pre-tax charges of $357 million to income from continuing operations and $2 million of net tax expense in third-quarter 2017 and for the first nine months of 2017. FCX’s consolidated effective income tax rate was 39 percent for the first nine months of 2017 excluding these charges.

The December 2017 Tax Cuts and Jobs Act (the Act) included significant modifications to then-existing U.S. tax laws and created many new complex tax provisions. As of December 31, 2017, FCX recorded provisional impacts of the tax effects related to specific provisions and continues to evaluate other provisions of the Act. During the first nine months of 2018, no adjustments were made to the provisional amounts recorded at December 31, 2017, as FCX has not fully completed its analysis of the Act, and the provisional amounts continue to represent FCX’s best estimates. FCX’s current analysis of the Act indicates that there may be adjustments to tax receivables associated with minimum tax credit refunds resulting from an ongoing review of tax positions taken in prior years and impacts from the Act’s Global Intangible Low-Taxed Income provisions resulting in use of net operating loss (NOL) carryforwards against income that would not generate a net tax liability absent the availability of NOLs. FCX continues to carry a valuation allowance against all U.S. federal NOLs. During fourth-quarter 2018, FCX will finalize its calculations, including quantifying potential impacts discussed above, as it completes its analysis of the Act.

NOTE 5. DEBT AND EQUITY

The components of debt follow (in millions):

	September 30, 2018	December 31, 2017
Senior notes and debentures:
Issued by FCX	$9,594	$11,429
Issued by Freeport Minerals Corporation (FMC)	358	358
Issued by Freeport-McMoRan Oil & Gas LLC (FM O&G LLC)	—	54
Cerro Verde credit facility	1,171	1,269
Other	4	7
Total debt[a]	11,127	13,117
Less current portion of debt	(4)	(1,414)
Long-term debt	$11,123	$11,703

a.
Includes additions for unamortized fair value adjustments totaling $60 million at September 30, 2018 ($97 million at December 31, 2017), and is net of reductions for unamortized net discounts and unamortized debt issuance costs totaling $73 million at September 30, 2018 ($85 million at December 31, 2017).

Revolving Credit Facility. At September 30, 2018, there were no borrowings outstanding and $13 million in letters of credit issued under FCX’s revolving credit facility, resulting in availability of approximately $3.5 billion, of which approximately $1.5 billion could be used for additional letters of credit.

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

Partially offsetting the $10 million gain were losses of $2 million for the first nine months of 2018, primarily associated with entering into the new revolving credit facility.

During third-quarter 2017 and for the first nine months of 2017, FCX redeemed in full certain senior notes, which resulted in gains of $11 million. Partially offsetting the gain on early extinguishment of debt for the first nine months of 2017 was a net loss of $3 million, primarily associated with the modification of Cerro Verde’s credit facility in second-quarter 2017.

Interest Expense, Net. Consolidated interest costs (before capitalized interest and excluding interest expense associated with disputed Cerro Verde royalties totaling $1 million in third-quarter 2018, $7 million for the first nine months of 2018 and $141 million in third-quarter 2017 and for the first nine months of 2017) totaled $166 million in third-quarter 2018, $196 million in third-quarter 2017, $501 million for the first nine months of 2018 and $583 million for the first nine months of 2017. Capitalized interest added to property, plant, equipment and mine development costs, net, totaled $24 million in third-quarter 2018, $33 million in third-quarter 2017, $72 million for the first nine months of 2018 and $91 million for the first nine months of 2017.

Common Stock.  In February 2018, FCX’s Board of Directors (the Board) reinstated a cash dividend on FCX’s common stock. On September 26, 2018, the Board declared a quarterly cash dividend of $0.05 per share, which was paid on November 1, 2018, to common stockholders of record as of October 15, 2018.

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

Commodity Contracts.  From time to time, FCX has entered into derivative contracts to hedge the market risk associated with fluctuations in the prices of commodities it purchases and sells. Derivative financial instruments used by FCX to manage its risks do not contain credit risk-related contingent provisions. As of September 30, 2018, and December 31, 2017, FCX had no price protection contracts relating to its mine production. A discussion of FCX’s derivative contracts and programs follows.

Derivatives Designated as Hedging Instruments – Fair Value Hedges
Copper Futures and Swap Contracts. Some of FCX’s U.S. copper rod customers request a fixed market price instead of the Commodity Exchange Inc. (COMEX) average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures or swap contracts. Hedging gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses resulting from hedge ineffectiveness during the nine-month periods ended September 30, 2018 and 2017. At September 30, 2018, FCX held copper futures and swap contracts that qualified for hedge accounting for 78 million pounds at an average contract price of $2.81 per pound, with maturities through June 2020.

A summary of gains (losses) recognized in revenues for derivative financial instruments related to commodity contracts that are designated and qualify as fair value hedge transactions, including the unrealized gains (losses) on the related hedged item follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Copper futures and swap contracts:
Unrealized gains (losses):
Derivative financial instruments	$7	$—	$(12)	$(1)
Hedged item – firm sales commitments	(7)	—	12	1

Realized (losses) gains:
Matured derivative financial instruments	(19)	12	(17)	21

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

A summary of FCX’s embedded derivatives at September 30, 2018, follows:

	Open Positions	Average Price Per Unit		Maturities Through
		Contract	Market
Embedded derivatives in provisional sales contracts:
Copper (millions of pounds)	567	$2.82	$2.84	January 2019
Gold (thousands of ounces)	375	1,201.40	1,188.75	December 2018
Embedded derivatives in provisional purchase contracts:
Copper (millions of pounds)	125	2.78	2.84	January 2019
Cobalt (millions of pounds)[a]	7	23.80	22.14	December 2018

a.	Relates to assets held for sale.

Copper Forward Contracts. Atlantic Copper, FCX’s wholly owned smelting and refining unit in Spain, enters into copper forward contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in cost of sales. At September 30, 2018, Atlantic Copper held net copper forward sales contracts for 31 million pounds at an average contract price of $2.73 per pound, with maturities through November 2018.

Summary of (Losses) Gains. A summary of the realized and unrealized (losses) gains recognized in operating income for commodity contracts that do not qualify as hedge transactions, including embedded derivatives, follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Embedded derivatives in provisional sales contracts:[a]
Copper	$(93)	$133	$(242)	$275
Gold and other metals	(25)	4	(37)	22
Copper forward contracts[b]	9	(9)	17	(14)

a.	Amounts recorded in revenues.

b.	Amounts recorded in cost of sales as production and delivery costs.

Unsettled Derivative Financial Instruments
A summary of the fair values of unsettled commodity derivative financial instruments follows (in millions):

	September 30, 2018	December 31, 2017
Commodity Derivative Assets:
Derivatives designated as hedging instruments:
Copper futures and swap contracts	$5	$11
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional copper and gold
sales/purchase contracts	49	155
Copper forward contracts	—	1
Total derivative assets	$54	$167

Commodity Derivative Liabilities:
Derivatives designated as hedging instruments:
Copper futures and swap contracts	$5	$—
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional copper and gold
sales/purchase contracts	50	31
Copper forward contracts	4	2
Total derivative liabilities	$59	$33

The table above and the following table excludes $12 million of embedded derivatives in provisional cobalt purchase contracts (in a gross asset position) at September 30, 2018, and $24 million (in a gross liability position) at December 31, 2017, which are both reflected in liabilities held for sale.

FCX’s commodity contracts have netting arrangements with counterparties with which the right of offset exists, and it is FCX’s policy to generally offset balances by contract on its balance sheet. FCX’s embedded derivatives on provisional sales/purchase contracts are netted with the corresponding outstanding receivable/payable balances. A summary of these unsettled commodity contracts that are offset in the balance sheets follows (in millions):

	Assets		Liabilities
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017

Gross amounts recognized:
Commodity contracts:
Embedded derivatives in provisional copper
and gold sales/purchase contracts	$49	$155	$50	$31
Copper derivatives	5	12	9	2
	54	167	59	33

Less gross amounts of offset:
Commodity contracts:
Embedded derivatives in provisional copper
and gold sales/purchase contracts	12	—	12	—
Copper derivatives	5	1	5	1
	17	1	17	1

Net amounts presented in balance sheet:
Commodity contracts:
Embedded derivatives in provisional copper
and gold sales/purchase contracts	37	155	38	31
Copper derivatives	—	11	4	1
	$37	$166	$42	$32

Balance sheet classification:
Trade accounts receivable	$32	$151	$24	$—
Other current assets	—	11	—	—
Accounts payable and accrued liabilities	5	4	18	32
	$37	$166	$42	$32

Credit Risk.  FCX is exposed to credit loss when financial institutions with which it has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. FCX does not anticipate that any of the counterparties it deals with will default on their obligations. As of September 30, 2018, the maximum amount of credit exposure associated with derivative transactions was $49 million (including embedded derivatives in provisional cobalt purchase contracts of $12 million).

Other Financial Instruments.  Other financial instruments include cash and cash equivalents, restricted cash, restricted cash equivalents, accounts receivable, investment securities, legally restricted funds, accounts payable and accrued liabilities, dividends payable and long-term debt. The carrying value for cash and cash equivalents (which included time deposits of $2.4 billion at September 30, 2018, and $2.9 billion at December 31, 2017), restricted cash, restricted cash equivalents, accounts receivable, accounts payable and accrued liabilities, and dividends payable approximates fair value because of their short-term nature and generally negligible credit losses (refer to Note 7 for the fair values of investment securities, legally restricted funds and long-term debt).

In addition, as of September 30, 2018, FCX has contingent consideration assets related to certain 2016 asset sales (refer to Note 7 for the related fair values and to Note 2 of FCX’s annual report on Form 10-K for the year ended December 31, 2017, for further discussion of these instruments).

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents. The following table provides a reconciliation of total cash, cash equivalents, restricted cash and restricted cash equivalents presented in the consolidated statements of cash flows to the components presented in the consolidated balance sheets (in millions):

	September 30, 2018	December 31, 2017
Balance sheet components:
Cash and cash equivalents	$4,556	$4,447
Restricted cash and restricted cash equivalents included in:
Other current assets	116	52
Other assets	127	132
Total cash, cash equivalents, restricted cash and restricted cash equivalents presented in the consolidated statements of cash flows	$4,799	$4,631

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

NOTE 7. FAIR VALUE MEASUREMENT

Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). FCX did not have any significant transfers in or out of Level 3 during third-quarter 2018.

In August 2018, the Financial Accounting Standards Board (FASB) issued a new Accounting Standards Update (ASU) in connection with the disclosure framework project that modifies the disclosure requirements on fair value measurements. FCX early adopted this ASU in third-quarter 2018, which did not have a material impact on its financial statements.

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

	At September 30, 2018
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$24	$24	$24	$—	$—	$—
Equity securities	5	5	—	5	—	—
Total	29	29	24	5	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	54	54	54	—	—	—
Government bonds and notes	31	31	—	—	31	—
Government mortgage-backed securities	39	39	—	—	39	—
Corporate bonds	28	28	—	—	28	—
Asset-backed securities	14	14	—	—	14	—
Collateralized mortgage-backed securities	8	8	—	—	8	—
Money market funds	3	3	—	3	—	—
Municipal bonds	1	1	—	—	1	—
Total	178	178	54	3	121	—

Derivatives:
Embedded derivatives in provisional copper and gold
sales/purchase contracts in a gross asset position[c,d]	49	49	—	—	49	—
Copper futures and swap contracts[c]	5	5	—	4	1	—
Contingent consideration for the sales of
TF Holdings Limited (TFHL) and onshore
California oil and gas properties[a]	167	167	—	—	167	—
Total	221	221	—	4	217	—

Contingent consideration for the sale of the
Deepwater GOM oil and gas properties[a]	148	130	—	—	—	130

Liabilities
Derivatives:[c]
Embedded derivatives in provisional copper and gold
sales/purchase contracts in a gross liability position	$50	$50	$—	$—	$50	$—
Copper futures and swap contracts	5	5	—	4	1	—
Total	55	55	—	4	51	—

Long-term debt, including current portion[e]	11,127	10,865	—	—	10,865	—

	At December 31, 2017
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$25	$25	$25	$—	$—	$—
Equity securities	5	5	—	5	—	—
Total	30	30	25	5	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	55	55	55	—	—	—
Government bonds and notes	40	40	—	—	40	—
Corporate bonds	32	32	—	—	32	—
Government mortgage-backed securities	27	27	—	—	27	—
Asset-backed securities	15	15	—	—	15	—
Money market funds	11	11	—	11	—	—
Collateralized mortgage-backed securities	8	8	—	—	8	—
Municipal bonds	1	1	—	—	1	—
Total	189	189	55	11	123	—

Derivatives:
Embedded derivatives in provisional copper and gold
sales/purchase contracts in a gross asset position[c]	155	155	—	—	155	—
Copper futures and swap contracts[c]	11	11	—	9	2	—
Copper forward contracts[c]	1	1	—	—	1	—
Contingent consideration for the sales of TFHL
and onshore California oil and gas properties[a]	108	108	—	—	108	—
Total	275	275	—	9	266	—

Contingent consideration for the sale of the
Deepwater GOM oil and gas properties[a]	150	134	—	—	—	134

Liabilities
Derivatives:[c]
Embedded derivatives in provisional copper and gold
sales/purchase contracts in a gross liability position[d]	$31	$31	$—	$—	$31	$—
Copper forward contracts	2	2	—	1	1	—
Total	33	33	—	1	32	—

Long-term debt, including current portion[e]	13,117	13,269	—	—	13,269	—

a.	Current portion included in other current assets and long-term portion included in other assets.

b.
Excludes time deposits (which approximated fair value) included in (i) other current assets of $116 million at September 30, 2018, and $52 million at December 31, 2017, primarily associated with PT-FI’s mine closure and reclamation guarantees and its disputed incremental export duty and (ii) other assets of $126 million at September 30, 2018, and $123 million at December 31, 2017, primarily associated with an assurance bond to support PT-FI’s commitment for smelter development in Indonesia.

c.	Refer to Note 6 for further discussion and balance sheet classifications.

d.	Excludes embedded derivatives in provisional cobalt purchase contracts of $12 million at September 30, 2018, and $24 million at December 31, 2017 (refer to Note 6 for further discussion).

e.
Recorded at cost except for debt assumed in acquisitions, which were recorded at fair value at the respective acquisition dates. In addition, debt excludes $160 million at September 30, 2018, and $112 million at December 31, 2017, related to assets held for sale (which approximated fair value).

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

As reported in Note 2 of FCX’s annual report on Form 10-K for the year ended December 31, 2017, in November 2016, FCX’s sale of its interest in TFHL included contingent consideration of up to $120 million in cash, consisting of $60 million if the average copper price exceeds $3.50 per pound and $60 million if the average cobalt price exceeds $20 per pound, both during the 24-month period beginning January 1, 2018. Also in 2016, FCX Oil & Gas LLC’s (FM O&G) sale of its onshore California oil and gas properties included contingent consideration of up to $150 million, consisting of $50 million per year for 2018, 2019 and 2020 if the price of Brent crude oil averages over $70 per barrel in each of these calendar years. Future changes in the fair value of the contingent consideration derivative for the sale of TFHL will continue to be recorded in discontinued operations and for the onshore California oil and gas properties will continue to be recorded in operating income. The fair value of the contingent consideration derivative was (i) $57 million at September 30, 2018, and $74 million at December 31, 2017, associated with the sale of TFHL and (ii) $110 million at September 30, 2018, and $34 million at December 31, 2017, associated with the sale of the onshore California oil and gas properties. The contingent consideration derivatives are included in other assets in the consolidated balance sheets except for $49 million included in other current assets at September 30, 2018. These fair values were calculated based on average commodity price forecasts through applicable maturity dates using a Monte Carlo simulation model. The models use various observable inputs, including Brent crude oil forward prices, historical copper and cobalt prices, volatilities, discount rates and settlement terms. As a result, these contingent consideration assets are classified within Level 2 of the fair value hierarchy.

As reported in Note 2 of FCX’s annual report on Form 10-K for the year ended December 31, 2017, in December 2016, FM O&G’s sale of its Deepwater GOM oil and gas properties included up to $150 million in contingent consideration that was recorded at the total amount under the loss recovery approach. The contingent consideration will be received over time as future cash flows are realized in connection with a third-party production handling agreement for an offshore platform. The first collection occurred in third-quarter 2018. The contingent consideration included in (i) other current assets totaled $12 million at September 30, 2018, and $24 million at December 31, 2017, and (ii) other assets totaled $136 million at September 30, 2018, and $126 million at December 31, 2017. The fair value of this contingent consideration was calculated based on a discounted cash flow model using inputs that include third-party estimates for reserves, production rates and production timing, and discount rates. Because significant inputs are not observable in the market, the contingent consideration is classified within Level 3 of the fair value hierarchy.

Long-term debt, including current portion, is valued using available market quotes and, as such, is classified within Level 2 of the fair value hierarchy.

The techniques described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with other market participants, the use of different techniques or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the techniques used at September 30, 2018, as compared to those techniques used at December 31, 2017.

A summary of the changes in the fair value of FCX’s Level 3 instrument, contingent consideration for the sale of the Deepwater GOM oil and gas properties, during the first nine months of 2018 follows (in millions):

Fair value at January 1, 2018	$134
Net unrealized loss related to assets still held at the end of the period	(2)
Settlements	(2)
Fair value at September 30, 2018	$130

NOTE 8. CONTINGENCIES AND COMMITMENTS

Environmental
Cyprus Tohono, a wholly owned subsidiary of FMC, had historical mining operations in south central Arizona, and groundwater issues at the site are expected to require remediation. FCX increased its recorded environmental obligation for this contingency by $44 million with a corresponding charge to operating income in second-quarter 2018 to reflect an updated assessment of remediation alternatives. There was no significant update to this matter during third-quarter 2018, which was also disclosed in Note 8 of FCX’s quarterly report on Form 10-Q for the quarter ended June 30, 2018.

As reported in Note 12 of FCX’s annual report on Form 10-K for the year ended December 31, 2017, in third-quarter 2017, FCX recorded a $59 million charge to operating income related to an increase in its Borough of Carteret environmental obligation as a result of off-site soil sampling in public and private areas near the former smelter. In addition, for the first nine months of 2017, FCX recorded a $41 million credit to operating income associated with updated cash flow and timing estimates for environmental obligations at former uranium mining sites in Arizona and New Mexico.

Litigation
There were no significant updates to previously reported legal proceedings included in Note 12 of FCX’s annual report on Form 10-K for the year ended December 31, 2017, other than the matter below, which was also disclosed in Note 8 of FCX’s quarterly report on Form 10-Q for the quarters ended March 31, 2018, and June 30, 2018.

On April 1, 2016, a purported class action titled David Garcia v. Freeport-McMoRan Oil & Gas LLC was filed in the Superior Court of the State of California for the County of Santa Barbara (Case No. 16CV01305) against FM O&G LLC, an indirect wholly owned subsidiary of FCX. A former FM O&G LLC employee filed the case, which alleges violations of various California employment laws and seeks relief for past wages, overtime, penalties, interest and attorney’s fees. The primary issue underlying the claims is whether compensation must be paid to non-exempt shift workers on platforms located offshore California on the outer-continental shelf for sleep time and other non-working time. In June 2016, FM O&G LLC removed the case to the U.S. District Court for the Central District of California, Santa Barbara (the District Court). In September 2016, the District Court dismissed the complaint on the grounds that all four FM O&G LLC platforms potentially involved are located in federal waters, that federal law, not state law, applies, and that federal law does not require an employer to compensate for non-work time. In October 2016, the plaintiff appealed the dismissal to the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit). In June 2017, the Ninth Circuit stayed the Garcia case pending its decision in another case involving essentially the same legal issues, titled Newton v. Parker Drilling Management Services, Ltd. In February 2018, a three-judge panel of the Ninth Circuit ruled in favor of the plaintiffs in the Newton case. Because that decision conflicts with longstanding precedent in the Fifth Circuit and could set a precedent that will result in a reversal of the dismissal in the Garcia case, FM O&G LLC and others filed amicus briefs in April 2018 in support of Parker Drilling’s petition for an en banc rehearing in the Newton case. The Ninth Circuit denied that request on April 27, 2018, but modified its original opinion noting that the question of whether the Ninth Circuit’s holding should be applied retrospectively is reserved for the District Court’s consideration on remand. On May 16, 2018, the Ninth Circuit granted Parker Drilling’s motion to stay further proceedings in the District Court pending the possible filing of a petition for review by the U.S. Supreme Court, which was filed in September 2018. FCX expects to learn whether the U.S. Supreme Court will grant review of the Ninth Circuit’s decision in the Newton case in early 2019. The Ninth Circuit has placed the Garcia case on administrative hold pending the U.S. Supreme Court’s consideration of the petition for review in the Newton case.

The amount of the exposure in the Garcia case is uncertain because FM O&G LLC has potential defenses to the claims even if state law would be applied; however, absent success on those defenses, FCX estimates that the exposure could be in the range of approximately $60 million to $100 million if California wage and hour law is applied retroactively to FM O&G LLC’s operations offshore California. FCX has not established a reserve for this contingency because it believes that its legal position is correct and does not believe a loss is probable. FCX intends to vigorously defend this matter.

Tax and Other Matters
Cerro Verde Royalty Dispute
As reported in Note 12 of FCX’s annual report on Form 10-K for the year ended December 31, 2017, SUNAT, Peru’s national tax authority, assessed mining royalties on ore processed by the Cerro Verde concentrator, which commenced operations in late 2006, for the period December 2006 to December 2011. In 2018, SUNAT issued assessments for the period January 2012 to December 2013. Cerro Verde contested each of these assessments because it believes that its 1998 stability agreement exempts from royalties all minerals extracted from its mining concession, irrespective of the method used for processing such minerals. No assessments can be issued for years after 2013, as Cerro Verde began paying royalties on all of its production in January 2014 under its new 15-year stability agreement. Since 2014, Cerro Verde has been paying the disputed assessments for the period from December 2006 through December 2008 under an installment program ($177 million paid by Cerro Verde through September 30, 2018). In October 2017, the Peruvian Supreme Court issued a ruling in favor of SUNAT that the assessments of royalties for the year 2008 on ore processed by the Cerro Verde concentrator were proper under Peruvian law. As a result of the unfavorable Peruvian Supreme Court ruling on the 2008 royalty dispute, Cerro Verde has recorded cumulative charges totaling $487 million ($355 million net of tax benefits and $187 million net of noncontrolling interests), which were primarily recorded in third-quarter 2017 and consist of $244 million in royalty assessments, $158 million of penalties and interest related to the December 2006 to December 2008 assessments, and $85 million for related items (primarily associated with the special mining tax and net assets tax) that Cerro Verde would have incurred under the view that its concentrator was not stabilized.

In September 2018, the Peruvian Tax Tribunal denied Cerro Verde’s request to waive penalties and interest for the period January 2009 through September 2011. In October 2018, SUNAT served Cerro Verde with demands for payments associated with the Tax Tribunal ruling, including interest and penalties, for the period January 2009 through September 2011. Without waiving its rights to appeal these claims, Cerro Verde expects to begin making monthly payments starting in second-quarter 2019 under a 66-month payment plan and believes amounts paid for penalties and interest would be recoverable following judicial appeals.

Cerro Verde acted in good faith in applying the provisions of its 1998 stability agreement and continues to evaluate alternatives to defend its rights in the Peruvian judicial system and under international law. Cerro Verde intends to continue to pursue waivers available under Peruvian law of penalties and interest associated with this matter and has not recorded charges for potential penalties and interest totaling $406 million ($217 million net of noncontrolling interests) at September 30, 2018, for the period January 2009 to December 2013 as FCX believes that Cerro Verde should obtain waivers under Peruvian law.

Other Peru Tax Matters
There were no significant changes to other Peru tax matters during third-quarter 2018 (refer to Note 12 of FCX’s annual report on Form 10-K for the year ended December 31, 2017).

Indonesia Tax Matters
There were no significant updates to previously reported Indonesia tax matters included in Note 12 of FCX’s annual report on Form 10-K for the year ended December 31, 2017, other than the surface water tax matter below, which was also updated in Note 8 of FCX’s quarterly report on Form 10-Q for the quarters ended March 31, 2018, and June 30, 2018, and the mine development costs matter below.

PT-FI received assessments from the local regional tax authority in Papua, Indonesia, for additional taxes and penalties related to surface water taxes for the period from January 2011 through August 2018. PT-FI has filed or will file appeals of these assessments with the Indonesia Tax Court. During the first half of 2018, the Indonesia Tax Court ruled partially in favor of PT-FI with respect to assessments for the period January 2016 through April 2016 by reducing these assessments that amounted to $20 million, including penalties, to $12 million, including penalties (based on the exchange rate at September 30, 2018), or an approximate 40 percent reduction. Hearings in the Indonesia Tax Court related to assessments for the period from May 2016 through April 2017 have concluded with no written decisions issued.

During 2017, PT-FI filed reconsideration request petitions to the Indonesia Supreme Court with respect to assessments for the period from January 2011 through December 2015; and in second-quarter 2018, filed reconsideration request petitions with respect to the Indonesia Tax Court decisions related to the assessments for the period from January 2016 through April 2016. In second-quarter 2018, the Indonesia Supreme Court issued favorable decisions relating to surface water tax assessments for the period January 2011 through July 2015. The Indonesia Supreme Court ruling concluded that PT-FI and the Indonesian government are bound by PT-FI’s Contract of Work (COW), which is lex specialis, and prevails as the law for the parties to the COW that should be carried out in good faith. As a result, FCX estimates the total amount of the assessments, including penalties, (based on the exchange rate at September 30, 2018) for the period from August 2015 through August 2018 totals $173 million, including $87 million in penalties. As of September 30, 2018, no charges have been recorded for these assessments because PT-FI believes its COW exempts it from these payments. As of November 9, 2018, PT-FI has not paid and does not intend to pay these assessments.

In September 2018, PT-FI received an unfavorable decision from the Indonesian Tax Court with respect to its appeal of disallowed items on its 2012 corporate income tax return. The most significant disallowed item relates to the tax treatment of mine development costs. A similar decision on PT-FI’s 2014 corporate income tax return was announced in October 2018. PT-FI will appeal these decisions to the Indonesian Supreme Court because it believes the COW is explicit about the tax treatment associated with mine development costs. No adjustments have been recorded for this matter as of September 30, 2018, because FCX believes PT-FI has properly determined and paid its taxes. As of September 30, 2018, PT-FI had long-term receivables totaling approximately $300 million related to this matter. FCX estimates the potential exposure for penalties for the years 2013, 2016 and 2017 in which the Indonesian tax authorities may assert that PT-FI has underpaid income taxes totals $212 million based on the exchange rate as of September 30, 2018.

Indonesia Mining Contract. Refer to Note 13 of FCX’s annual report on Form 10-K for the year ended December 31, 2017, for further discussion. The following is the latest information related to PT-FI’s COW and the pending divestment transaction.

In October 2017, Indonesia’s Ministry of Environment and Forestry (the Ministry) notified PT-FI of administrative sanctions related to certain activities the Ministry indicated are not reflected in PT-FI’s environmental permit. The Ministry also notified PT-FI that certain operational activities were inconsistent with factors set forth in PT-FI’s environmental permitting studies and that additional monitoring and improvements need to be undertaken related to air quality, water drainage, treatment and handling of certain wastes, and tailings management. PT-FI has been engaged in a process to update its permits through submissions and dialogue with the Ministry that began in late 2014, and PT-FI believes that it has submitted the required documentation to update such permits. In April 2018, the Ministry issued decrees imposing unattainable environmental standards related to PT-FI’s controlled riverine tailings management system that must be complied with by October 2018. The decrees, which PT-FI believes are contrary to the Indonesian government’s obligations under PT-FI’s COW, conflict with PT-FI’s approved environmental management programs and existing environmental permits. If these unattainable environmental standards are not modified or delayed, PT-FI could be adversely affected, including possible shutdown of its operations. PT-FI is currently engaged in constructive discussions with the Ministry in working toward a resolution of these issues. During these discussions, the Ministry has advised PT-FI that the transition period for compliance with the decrees will be extended for up to an additional six months.

On September 27, 2018, FCX, PT-FI, PT Indocopper Investama (PT-II) and PT Indonesia Asahan Aluminium (Persero) (PT Inalum), a state-owned enterprise that currently holds 9.36 percent of PT-FI’s outstanding common stock, entered into a Divestment Agreement on previously agreed economic terms in connection with PT Inalum’s acquisition of shares of PT-FI. Under the Divestment Agreement, PT Inalum will acquire, for cash consideration of $350 million, 100 percent of FCX's interests in PT-II, which owns 9.36 percent of PT-FI (equates to a 5.6 percent interest in the project after 2022). PT Inalum also entered into a definitive agreement with Rio Tinto to acquire, for cash consideration of $3.5 billion, all of Rio Tinto's interests (40 percent interest in the project after 2022) associated with its joint venture with PT-FI (the Joint Venture). The arrangements provide for FCX and existing PT-FI shareholders to retain the economics of the revenue and cost sharing arrangements under the Joint Venture and for FCX to continue to manage PT-FI’s operations. Following completion of the transaction, PT Inalum's share ownership will be 51.2 percent of PT-FI (subject to a dividend assignment mechanism to replicate the Joint Venture economics), and FCX's ownership will be 48.8 percent.

PT-FI has agreed to complete the construction of a smelter within five years of the closing, with economics shared pro rata by FCX and PT Inalum according to their respective equity ownership in PT-FI. Concurrent with the closing of the divestment transaction, PT-FI will be granted a special mining license (IUPK) providing long-term mining rights with assured legal and fiscal terms and legal enforceability through 2041. The IUPK issued at closing will initially be valid through 2031 and will include an assured extension through 2041 upon PT-FI’s satisfaction of agreed conditions, including those related to smelter construction and payment of state revenues in accordance with the IUPK.

The transaction, which is expected to close in late 2018 or early 2019, is subject to certain conditions, including the documentation and issuance by the Indonesian government of the IUPK providing for the extension and stability of PT-FI’s long-term mining rights with assured legal and fiscal terms and legal enforceability through 2041 in a form acceptable to FCX and PT Inalum; resolution of environmental regulatory matters that include amendments to the decrees imposing unattainable environmental standards on PT-FI pending before the Ministry satisfactory to the Indonesian government, FCX and PT Inalum; various other Indonesian regulatory actions and approvals, including modification or revocation of current regulations and the implementation of new regulations by the Indonesian government and assurances or approvals by Indonesian tax authorities with respect to the pending transaction; and receipt of customary regulatory approvals from international competition authorities.

The Divestment Agreement provides FCX and PT Inalum with the right to terminate, in certain circumstances, including if the transaction is not consummated on or before December 31, 2018, subject to a six-month extension, if needed, to obtain regulatory approvals from international competition authorities.

PT-FI’s export license is effective through February 15, 2019. In October 2018, PT-FI’s temporary IUPK was extended to November 30, 2018, and PT-FI will continue to seek extensions to its temporary IUPK until closing of the pending transaction. On February 28, 2018, PT Smelting (PT-FI’s 25 percent-owned smelter and refinery in Indonesia) received an extension of its anode slimes export license through February 26, 2019.

Until the pending transaction is completed, PT-FI has reserved all rights under its COW.

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

FCX defers recognizing profits on sales from its mines to other segments, including Atlantic Copper Smelting & Refining and on 25 percent of PT-FI’s sales to PT Smelting, until final sales to third parties occur. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices result in variability in FCX’s net deferred profits and quarterly earnings.
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

Product Revenues. FCX’s revenues attributable to the products it sold for the third quarters and first nine months of 2018 and 2017 follow (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Copper:
Concentrate	$1,743	$1,571	$5,093	$3,793
Cathode	1,271	1,197	4,159	3,192
Rod and other refined copper products	561	604	1,899	1,818
Gold	1,073	495	2,814	1,334
Molybdenum	286	213	882	661
Other[a]	381	307	1,179	819
Adjustments to revenues:
Treatment charges	(162)	(147)	(433)	(378)
Royalty expense[b]	(75)	(46)	(217)	(112)
Export duties[c]	(52)	(21)	(153)	(62)
Revenues from contracts with customers	5,026	4,173	15,223	11,065
Embedded derivatives[d]	(118)	137	(279)	297
Total consolidated revenues	$4,908	$4,310	$14,944	$11,362

a.	Primarily includes revenues associated with cobalt, silver, oil, gas and natural gas liquids.

b.	Reflects royalties for sales from PT-FI and Cerro Verde that will vary with the volume of metal sold and the prices of copper and gold.

c.	Reflects PT-FI export duties.

d.	Refer to Note 6 for discussion of embedded derivatives related to FCX’s provisionally priced concentrate and cathode sales contracts.

Financial Information by Business Segment

(In millions)

												Atlantic	Corporate,
	North America Copper Mines			South America								Copper	Other
				Cerro				Indonesia		Molybdenum	Rod &	Smelting	& Elimi-		FCX
	Morenci	Other	Total	Verde		Other	Total	Mining		Mines	Refining	& Refining	nations		Total
Three Months Ended September 30, 2018
Revenues:
Unaffiliated customers	$30	$2	$32	$687		$122	$809	$1,703	[a]	$—	$1,212	$579	$573	[b]	$4,908
Intersegment	467	587	1,054	71		—	71	61		101	8	—	(1,295)		—
Production and delivery	304	485	789	519	[c]	105	624	522		76	1,215	559	(716)		3,069
Depreciation, depletion and amortization	43	45	88	122		20	142	181		20	3	6	18		458
Selling, general and administrative expenses	1	—	1	3		—	3	29		—	—	5	63		101
Mining exploration and research expenses	—	1	1	—		—	—	—		—	—	—	26		27
Environmental obligations and shutdown costs	—	2	2	—		—	—	—		—	—	—	6		8
Net gain on sales of assets	—	—	—	—		—	—	—		—	—	—	(70)	[d]	(70)
Operating income (loss)	149	56	205	114		(3)	111	1,032		5	2	9	(49)		1,315

Interest expense, net	1	—	1	15		—	15	—		—	—	7	120		143
Provision for income taxes	—	—	—	37		5	42	424		—	—	—	56		522
Total assets at September 30, 2018	2,826	4,465	7,291	8,613		1,709	10,322	11,764		1,808	284	835	5,445	[e]	37,749
Capital expenditures	63	118	181	47		3	50	246		4	1	3	22		507

Three Months Ended September 30, 2017
Revenues:
Unaffiliated customers	$57	$40	$97	$850		$109	$959	$1,121	[a]	$—	$1,137	$554	$442	[b]	$4,310
Intersegment	460	548	1,008	64		—	64	—		65	8	1	(1,146)		—
Production and delivery	242	410	652	683	[f]	76	759	407		57	1,140	533	(754)		2,794	[g]
Depreciation, depletion and amortization	42	54	96	116		18	134	136		20	2	7	23		418
Selling, general and administrative expenses	1	1	2	2		—	2	32		—	—	4	64		104
Mining exploration and research expenses	—	—	—	—		—	—	—		—	—	—	27		27
Environmental obligations and shutdown costs	—	—	—	—		—	—	—		—	—	—	72		72
Net gain on sales of assets	—	—	—	—		—	—	—		—	—	—	(33)	[d]	(33)
Operating income (loss)	232	123	355	113		15	128	546		(12)	3	11	(103)		928

Interest expense, net	1	—	1	156	[f]	—	156	1		—	—	5	141		304
Provision for income taxes	—	—	—	134	[f]	5	139	233		—	—	1	14		387
Total assets at September 30, 2017	2,844	4,223	7,067	8,851		1,595	10,446	11,100		1,885	264	751	5,814	[e]	37,327
Capital expenditures	26	13	39	17		3	20	206		2	1	5	41		314

a.	Includes PT-FI's sales to PT Smelting totaling $827 million in third-quarter 2018 and $652 million in third-quarter 2017.

b.	Includes revenues from FCX's molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America and South America copper mines.

c.	Includes charges of $69 million associated with Cerro Verde’s new three-year collective labor agreement.

d.
Includes gains in third-quarter 2018 of $50 million associated with an increase to the estimated fair value less costs to sell for Freeport Cobalt (refer to Note 1) and $20 million reflecting adjustments to the fair value of the potential contingent consideration related to the 2016 sale of onshore California oil and gas properties, and a gain in third-quarter 2017 of $33 million associated with the sale of oil and gas properties.

e.	Includes assets held for sale, primarily Freeport Cobalt, totaling $626 million at September 30, 2018, and $459 million at September 30, 2017.

f.	Includes net charges of $216 million in production and delivery costs, $141 million in interest expense and $2 million in provision for income taxes associated with disputed royalties for prior years.

g.
Includes an $8 million decrease related to the adoption of the new guidance for the presentation of net periodic benefit cost for pension and other postretirement benefit plans (refer to Note 11 for further discussion).

Financial Information by Business Segment (continued)

(In millions)

												Atlantic	Corporate,
	North America Copper Mines			South America Mining								Copper	Other
				Cerro				Indonesia		Molybdenum	Rod &	Smelting	& Elimi-		FCX
	Morenci	Other	Total	Verde		Other	Total	Mining		Mines	Refining	& Refining	nations		Total
Nine Months Ended September 30, 2018
Revenues:
Unaffiliated customers	$58	$30	$88	$2,031		$443	$2,474	$4,863	[a]	$—	$3,984	$1,758	$1,777	[b]	$14,944
Intersegment	1,636	1,917	3,553	273		—	273	114		307	24	2	(4,273)		—
Production and delivery	892	1,477	2,369	1,391	[c]	354	1,745	1,404		214	3,992	1,694	(2,626)		8,792
Depreciation, depletion and amortization	133	141	274	336		66	402	534		60	8	20	53		1,351
Selling, general and administrative expenses	3	2	5	7		—	7	96		—	—	16	217		341
Mining exploration and research expenses	—	2	2	—		—	—	—		—	—	—	70		72
Environmental obligations and shutdown costs	—	2	2	—		—	—	—		—	—	—	74		76
Net gain on sales of assets	—	—	—	—		—	—	—		—	—	—	(126)	[d]	(126)
Operating income (loss)	666	323	989	570		23	593	2,943		33	8	30	(158)		4,438

Interest expense, net	3	—	3	48		—	48	—		—	—	18	367		436
Provision for income taxes	—	—	—	207		15	222	1,254		—	—	1	66		1,543
Capital expenditures	151	262	413	178		10	188	695		6	3	10	76		1,391

Nine Months Ended September 30, 2017
Revenues:
Unaffiliated customers	$168	$122	$290	$2,057		$332	$2,389	$2,720	[a]	$—	$3,290	$1,412	$1,261	[b]	$11,362
Intersegment	1,354	1,704	3,058	237		—	237	—		199	22	1	(3,517)		—
Production and delivery	765	1,273	2,038	1,450	[e]	245	1,695	1,224	[f]	167	3,296	1,369	(2,327)		7,462	[g]
Depreciation, depletion and amortization	138	192	330	332		60	392	372		58	7	21	77		1,257
Selling, general and administrative expenses	2	2	4	7		—	7	92	[f]	—	—	13	246		362
Mining exploration and research expenses	—	2	2	—		—	—	—		—	—	—	58		60
Environmental obligations and shutdown costs	—	—	—	—		—	—	—		—	—	—	76		76
Net gain on sales of assets	—	—	—	—		—	—	—		—	—	—	(66)	[d]	(66)
Operating income (loss)	617	357	974	505		27	532	1,032		(26)	9	10	(320)		2,211

Interest expense, net	2	1	3	187	[e]	—	187	1		—	—	13	429		633
Provision for income taxes	—	—	—	288	[e]	10	298	435		—	—	4	10		747
Capital expenditures	78	28	106	60		5	65	663		4	3	30	149		1,020

a.	Includes PT-FI’s sales to PT Smelting totaling $2.1 billion for the first nine months of 2018 and $1.4 billion for the first nine months of 2017.

b.	Includes revenues from FCX’s molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America and South America copper mines.

c.	Includes charges of $69 million associated with Cerro Verde’s new three-year collective labor agreement.

d.
Includes gains for the first nine months of 2018 of $50 million associated with an increase to the estimated fair value less costs to sell for Freeport Cobalt (refer to Note 1) and $76 million reflecting adjustments to the fair value of the potential contingent consideration related to the 2016 sale of onshore California oil and gas properties; and net gains for the first nine months of 2017, primarily associated with sales of oil and gas properties of $49 million and a favorable adjustment of $13 million associated with the estimated fair value less costs to sell for the Kisanfu exploration project.

e.	Includes net charges of $216 million in production and delivery, $141 million in interest expense and $2 million in provision for income taxes associated with disputed royalties for prior years.

f.	Includes net charges at PT-FI associated with workforce reductions totaling $112 million in production and delivery costs and $5 million in selling, general and administrative expenses.

g.
Includes a $35 million decrease related to the adoption of the new guidance for the presentation of net periodic benefit cost for pension and other postretirement benefit plans (refer to Note 11 for further discussion).

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

The following condensed consolidating financial information includes information regarding FCX, as issuer, FM O&G LLC, as guarantor, and all other non-guarantor subsidiaries of FCX. Included are the condensed consolidating balance sheets at September 30, 2018, and December 31, 2017, and the related condensed consolidating statements of comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017, and the condensed consolidating statements of cash flows for the nine months ended September 30, 2018 and 2017 (in millions), which should be read in conjunction with FCX’s notes to the consolidated financial statements.

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2018

	FCX		FM O&G LLC	Non-guarantor		Consolidated
	Issuer		Guarantor	Subsidiaries	Eliminations	FCX
ASSETS
Current assets	$549		$577	$10,817	$(1,022)	$10,921
Property, plant, equipment and mine development costs, net	19		3	22,991	—	23,013
Investments in consolidated subsidiaries	19,681		—	—	(19,681)	—
Other assets	546		67	3,279	(77)	3,815
Total assets	$20,795		$647	$37,087	$(20,780)	$37,749

LIABILITIES AND EQUITY
Current liabilities	$246		$137	$4,614	$(1,146)	$3,851
Long-term debt, less current portion	9,594		6,784	5,095	(10,350)	11,123
Deferred income taxes	820	[a]	—	3,019	—	3,839
Environmental and asset retirement obligations, less current portion	—		209	3,355	—	3,564
Investments in consolidated subsidiaries	—		601	10,424	(11,025)	—
Other liabilities	158		3,340	1,907	(3,487)	1,918
Total liabilities	10,818		11,071	28,414	(26,008)	24,295

Equity:
Stockholders’ equity	9,977		(10,424)	5,832	4,592	9,977
Noncontrolling interests	—		—	2,841	636	3,477
Total equity	9,977		(10,424)	8,673	5,228	13,454
Total liabilities and equity	$20,795		$647	$37,087	$(20,780)	$37,749

a.	All U.S.-related deferred income taxes are recorded at the parent company.

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2017

	FCX		FM O&G LLC	Non-guarantor		Consolidated
	Issuer		Guarantor	Subsidiaries	Eliminations	FCX
ASSETS
Current assets	$75		$671	$10,733	$(790)	$10,689
Property, plant, equipment and mine development costs, net	14		11	22,919	(10)	22,934
Investments in consolidated subsidiaries	19,570		—	—	(19,570)	—
Other assets	943		48	3,179	(491)	3,679
Total assets	$20,602		$730	$36,831	$(20,861)	$37,302

LIABILITIES AND EQUITY
Current liabilities	$1,683		$220	$4,046	$(938)	$5,011
Long-term debt, less current portion	10,021		6,512	5,440	(10,270)	11,703
Deferred income taxes	748	[a]	—	2,901	—	3,649
Environmental and asset retirement obligations, less current portion	—		201	3,430	—	3,631
Investments in consolidated subsidiary	—		853	10,397	(11,250)	—
Other liabilities	173		3,340	1,987	(3,488)	2,012
Total liabilities	12,625		11,126	28,201	(25,946)	26,006

Equity:
Stockholders’ equity	7,977		(10,396)	5,916	4,480	7,977
Noncontrolling interests	—		—	2,714	605	3,319
Total equity	7,977		(10,396)	8,630	5,085	11,296
Total liabilities and equity	$20,602		$730	$36,831	$(20,861)	$37,302

a.	All U.S.-related deferred income taxes are recorded at the parent company.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three Months Ended September 30, 2018
	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Revenues	$—	$15	$4,893	$—	$4,908
Total costs and expenses	7	(2)	3,588	—	3,593
Operating (loss) income	(7)	17	1,305	—	1,315
Interest expense, net	(93)	(79)	(96)	125	(143)
Other income (expense), net	124	—	15	(125)	14
Income (loss) before income taxes and equity in affiliated companies’ net earnings (losses)	24	(62)	1,224	—	1,186
(Provision for) benefit from income taxes	(188)	11	(345)	—	(522)
Equity in affiliated companies’ net earnings (losses)	720	(6)	(54)	(656)	4
Net income (loss) from continuing operations	556	(57)	825	(656)	668
Net loss from discontinued operations	—	—	(4)	—	(4)
Net income (loss)	556	(57)	821	(656)	664
Net income attributable to noncontrolling interests	—	—	(47)	(61)	(108)
Net income (loss) attributable to common stockholders	$556	$(57)	$774	$(717)	$556

Other comprehensive income (loss)	11	—	11	(11)	11
Total comprehensive income (loss)	$567	$(57)	$785	$(728)	$567

Three Months Ended September 30, 2017
	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Revenues	$—	$13	$4,297	$—	$4,310
Total costs and expenses	8	25	3,350	(1)	3,382
Operating (loss) income	(8)	(12)	947	1	928
Interest expense, net	(116)	(59)	(218)	89	(304)
Other income (expense), net	97	3	(9)	(89)	2
(Loss) income before income taxes and equity in affiliated companies’ net earnings (losses)	(27)	(68)	720	1	626
Benefit from (provision for) income taxes	21	24	(432)	—	(387)
Equity in affiliated companies’ net earnings (losses)	286	20	(20)	(283)	3
Net income (loss) from continuing operations	280	(24)	268	(282)	242
Net income from discontinued operations	—	—	3	—	3
Net income (loss)	280	(24)	271	(282)	245
Net loss (income) attributable to noncontrolling interests	—	—	69	(34)	35
Net income (loss) attributable to common stockholders	$280	$(24)	$340	$(316)	$280

Other comprehensive income (loss)	13	—	13	(13)	13
Total comprehensive income (loss)	$293	$(24)	$353	$(329)	$293

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Nine Months Ended September 30, 2018
	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Revenues	$—	$46	$14,898	$—	$14,944
Total costs and expenses	20	(10)	10,506	(10)	10,506
Operating (loss) income	(20)	56	4,392	10	4,438
Interest expense, net	(294)	(219)	(273)	350	(436)
Other income (expense), net	357	2	62	(350)	71
Income (loss) before income taxes and equity in affiliated companies’ net earnings (losses)	43	(161)	4,181	10	4,073
(Provision for) benefit from income taxes	(282)	33	(1,292)	(2)	(1,543)
Equity in affiliated companies’ net earnings (losses)	2,356	(10)	(133)	(2,208)	5
Net income (loss) from continuing operations	2,117	(138)	2,756	(2,200)	2,535
Net loss from discontinued operations	—	—	(19)	—	(19)
Net income (loss)	2,117	(138)	2,737	(2,200)	2,516
Net income attributable to noncontrolling interests	—	—	(220)	(179)	(399)
Net income (loss) attributable to common stockholders	$2,117	$(138)	$2,517	$(2,379)	$2,117

Other comprehensive income (loss)	34	—	34	(34)	34
Total comprehensive income (loss)	$2,151	$(138)	$2,551	$(2,413)	$2,151

Nine Months Ended September 30, 2017
	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Revenues	$—	$38	$11,324	$—	$11,362
Total costs and expenses	30	86	9,024	11	9,151
Operating (loss) income	(30)	(48)	2,300	(11)	2,211
Interest expense, net	(355)	(167)	(363)	252	(633)
Other income (expense), net	255	3	(7)	(252)	(1)
(Loss) income before income taxes and equity in affiliated companies’ net earnings (losses)	(130)	(212)	1,930	(11)	1,577
(Provision for) benefit from income taxes	(111)	74	(714)	4	(747)
Equity in affiliated companies’ net earnings (losses)	1,017	14	(118)	(907)	6
Net income (loss) from continuing operations	776	(124)	1,098	(914)	836
Net income from discontinued operations	—	—	50	—	50
Net income (loss)	776	(124)	1,148	(914)	886
Net income attributable to noncontrolling interests:
Continuing operations	—	—	(42)	(64)	(106)
Discontinued operations	—	—	(4)	—	(4)
Net income (loss) attributable to common stockholders	$776	$(124)	$1,102	$(978)	$776

Other comprehensive income (loss)	105	—	105	(105)	105
Total comprehensive income (loss)	$881	$(124)	$1,207	$(1,083)	$881

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2018
	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Net cash (used in) provided by operating activities	$(181)	$(285)	$4,391	$—	$3,925

Cash flow from investing activities:
Capital expenditures	(2)	—	(1,389)	—	(1,391)
Intercompany loans	(558)	—	—	558	—
Dividends from (investments in) consolidated subsidiaries	2,726	—	65	(2,791)	—
Asset sales and other, net	4	3	(88)	—	(81)
Net cash provided by (used in) investing activities	2,170	3	(1,412)	(2,233)	(1,472)

Cash flow from financing activities:
Proceeds from debt	—	—	475	—	475
Repayments of debt	(1,826)	(52)	(532)	—	(2,410)
Intercompany loans	—	327	231	(558)	—
Cash dividends paid and contributions received, net	(145)	—	(3,016)	2,775	(386)
Other, net	(18)	—	(17)	16	(19)
Net cash (used in) provided by financing activities	(1,989)	275	(2,859)	2,233	(2,340)

Net (decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	—	(7)	120	—	113
Decrease in cash and cash equivalents in assets held for sale	—	—	55	—	55
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	—	7	4,624	—	4,631
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$—	$—	$4,799	$—	$4,799

Nine Months Ended September 30, 2017
	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Net cash (used in) provided by operating activities	$(222)	$(383)	$3,617	$—	$3,012

Cash flow from investing activities:
Capital expenditures	—	(24)	(996)	—	(1,020)
Intercompany loans	(609)	—	—	609	—
Dividends from (investments in) consolidated subsidiaries	1,757	(16)	93	(1,834)	—
Asset sales and other, net	—	58	8	—	66
Net cash provided by (used in) investing activities	1,148	18	(895)	(1,225)	(954)

Cash flow from financing activities:
Proceeds from debt	—	—	795	—	795
Repayments of debt	(915)	(139)	(937)	—	(1,991)
Intercompany loans	—	512	97	(609)	—
Cash dividends paid and contributions received, net	(2)	—	(1,839)	1,772	(69)
Other, net	(9)	(11)	(64)	62	(22)
Net cash (used in) provided by financing activities	(926)	362	(1,948)	1,225	(1,287)

Net (decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	—	(3)	774	—	771
Increase in cash and cash equivalents in assets held for sale	—	—	(45)	—	(45)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	—	11	4,392	—	4,403
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$—	$8	$5,121	$—	$5,129

NOTE 11. NEW ACCOUNTING STANDARDS

Revenue Recognition. In May 2014, FASB issued a new ASU related to revenue recognition. FCX adopted this standard effective January 1, 2018, under the modified retrospective approach applied to contracts that remain in force at the adoption date. The adoption of this standard did not result in any financial statement impacts or changes to FCX’s revenue recognition policies or processes as revenue is primarily derived from arrangements in which the transfer of control coincides with the fulfillment of performance obligations (refer to Note 1 of FCX’s annual report on Form 10-K for disclosure of FCX’s revenue recognition policy). In connection with the adoption of the standard and consistent with FCX’s policy prior to adoption of the standard, FCX has elected to account for shipping and handling activities performed after control of goods has been transferred to a customer as a fulfillment cost recorded in production and delivery costs on the consolidated statements of income.

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

Leases. In February 2016, FASB issued an ASU that will require lessees to recognize most leases on the balance sheet. This ASU allows lessees to make an accounting policy election to not recognize a lease asset and liability for leases with a term of 12 months or less and do not have a purchase option that is expected to be exercised. For public entities, this ASU is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. In July 2018, FASB issued a practical expedient, which FCX expects to elect, allowing for entities to apply the provisions of the updated lease guidance at the January 1, 2019, effective date, without adjusting the comparative periods presented. FCX is completing an assessment of its lease portfolio and is in the process of implementing a new system, collecting data, and designing processes and controls to account for its leases in accordance with the new standard. Based on FCX’s efforts to date, it does not expect adoption of this ASU to have a material impact on its financial statements.

Statement of Cash Flows: Restricted Cash. In November 2016, FASB issued an ASU that changes the classification and presentation of restricted cash and restricted cash equivalents on the statement of cash flows. The ASU requires that a statement of cash flows include the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. FCX adopted this ASU effective January 1, 2018, and adjusted its consolidated statement of cash flows for the nine months ended September 30, 2017, to include restricted cash and restricted cash equivalents with cash and cash equivalents.

The impact of adopting this ASU for the nine months ended September 30, 2017, follows (in millions):

	Previously Reported	Impact of Adoption	Current Presentation
Accrued income taxes and changes in other tax payments included in cash flow from operating activities	$399	$(6)	$393
Net cash provided by operating activities	3,018	(6)	3,012
Other, net included in cash flow from investing activities	(22)	20	(2)
Net cash used in investing activities	(974)	20	(954)
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	757	14	771
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	4,245	158	4,403
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	4,957	172	5,129

Net Periodic Pension and Postretirement Benefit Cost. In March 2017, FASB issued an ASU that changes how entities with defined benefit pension or other postretirement benefit plans present net periodic benefit cost in the income statement. This ASU requires the service cost component of net periodic benefit cost to be presented in the same income statement line item or items as other compensation costs for those employees who are receiving the benefit. In addition, only the service cost component is eligible for capitalization when applicable (i.e., as a cost of inventory or an internally constructed asset). The other components of net periodic benefit cost are required to be presented separately from the service cost component and outside of operating income. These other components of net periodic benefit cost are not eligible for capitalization, and FCX elected to include these other components in other income (expense), net. FCX adopted this ASU effective January 1, 2018, and adjusted its presentation in the consolidated statements of income for the three and nine months ended September 30, 2017, to conform with the new guidance. The impact of adopting this ASU for the three and nine months ended September 30, 2017, follows (in millions):

	Three Months Ended September 30, 2017
	Previously Reported	Impact of Adoption	Current Presentation
Production and delivery	$2,802	$(8)	$2,794
Total cost of sales	3,220	(8)	3,212
Selling, general and administrative expenses	106	(2)	104
Environmental obligations and shutdown costs	73	(1)	72
Total costs and expenses	3,393	(11)	3,382
Operating income	917	11	928
Other income (expense), net	2	(11)	(9)

	Nine Months Ended September 30, 2017
	Previously Reported	Impact of Adoption	Current Presentation
Production and delivery	$7,497	$(35)	$7,462
Total cost of sales	8,754	(35)	8,719
Selling, general and administrative expenses	366	(4)	362
Mining exploration and research expenses	61	(1)	60
Environmental obligations and shutdown costs	81	(5)	76
Total costs and expenses	9,196	(45)	9,151
Operating income	2,166	45	2,211
Other income (expense), net	36	(45)	(9)

Tax Reform Reclassification. In February 2018, FASB issued an ASU that allows entities to elect to reclassify the stranded income tax effects caused by the Act in accumulated other comprehensive income (AOCI) to retained earnings. This election applies to the U.S. federal income tax rate change from 35 percent to 21 percent. FCX elected to early adopt this standard effective July 1, 2018, which resulted in a one-time reclassification totaling $79 million from AOCI to retained earnings in third-quarter 2018. FCX has not elected to reclassify other “indirect” income tax effects of the Act stranded in AOCI. Any additional income tax effects stranded in AOCI will continue to pass through earnings in future periods as specific classes of AOCI items are reversed in full.

NOTE 12. SUBSEQUENT EVENTS

FCX evaluated events after September 30, 2018, and through the date the consolidated financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan INC.

Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of Freeport-McMoRan Inc. (the Company) as of September 30, 2018, the related consolidated statements of income, comprehensive income, and equity for the three and nine-month periods ended September 30, 2018 and 2017, the consolidated statements of cash flows for the nine-month periods ended September 30, 2018 and 2017, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
November 9, 2018

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

Net income attributable to common stock totaled $556 million in third-quarter 2018, $280 million in third-quarter 2017, $2.1 billion for the first nine months of 2018 and $776 million for the first nine months of 2017. The 2018 periods, compared with the 2017 periods, benefited from higher copper and gold sales volumes, partly offset by higher production and delivery costs and income tax expense at our international operations. Refer to “Consolidated Results” for further discussion.

During the first nine months of 2018, we reduced total debt by $2.0 billion, and our Board of Directors (Board) reinstated a cash dividend on our common stock. For the first nine months of 2018, the Board has declared quarterly cash dividends totaling $0.15 per share of our common stock. Refer to Note 5 for further discussion.

At September 30, 2018, we had $4.6 billion in consolidated cash and cash equivalents and $11.1 billion in total debt. We had no borrowings and $3.5 billion available under our $3.5 billion, unsecured revolving credit facility. Refer to Note 5 for further discussion.

In September 2018, we, PT-FI, PT Indocopper Investama (PT-II) and PT Indonesia Asahan Aluminium (Persero) (PT Inalum) entered into a Divestment Agreement on previously agreed economic terms in connection with PT Inalum’s acquisition of shares of PT-FI. Under the Divestment Agreement, PT Inalum will acquire, for cash consideration of $350 million, 100 percent of our interests in PT-II, which owns 9.36 percent of PT-FI (equates to a 5.6 percent interest after 2022). PT Inalum also entered into a definitive agreement with Rio Tinto to acquire for cash consideration of $3.5 billion, all of Rio Tinto's interests (40 percent interest after 2022) associated with its joint venture with PT-FI (the Joint Venture). The arrangements provide for us and existing PT-FI shareholders to retain the economics of the revenue and cost sharing arrangements under the Joint Venture and for us to continue to manage PT-FI's operations. Following completion of the transaction, PT-FI will have an expanded asset base as a result of Rio Tinto’s interest being merged into PT-FI, and PT Inalum's share ownership will be 51.2 percent of PT-FI (subject to a dividend assignment mechanism to replicate the Joint Venture economics), and our ownership will be 48.8 percent. The transaction is expected to close in late 2018 or early 2019, subject to satisfaction of certain conditions.

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

Projections for 2018 and other forward looking statements in this quarterly report on Form 10-Q assume extension of PT-FI’s long-term mining rights or an extension of PT-FI’s temporary special mining license (IUPK) after November 30, 2018. Refer to Note 8 for further discussion of Indonesia regulatory matters. For other important factors that could cause results to differ materially from projections, refer to “Cautionary Statement.”

Consolidated Sales Volumes
Following are our projected consolidated sales volumes for the year 2018:

Copper (millions of recoverable pounds):
North America copper mines	1,421
South America mining	1,232
Indonesia mining	1,163
Total	3,816

Gold (thousands of recoverable ounces)	2,453

Molybdenum (millions of recoverable pounds)	95	[a]

a.	Projected molybdenum sales include 35 million pounds produced by our Molybdenum mines and 60 million pounds produced by our North America and South America copper mines.

Consolidated sales volumes for fourth-quarter 2018 are expected to approximate 790 million pounds of copper, 330 thousand ounces of gold and 25 million pounds of molybdenum.

Consolidated Unit Net Cash Costs
Quarterly unit net cash costs vary with fluctuations in sales volumes and realized prices, primarily for gold and molybdenum. Assuming average prices of $1,200 per ounce of gold and $12.00 per pound of molybdenum for fourth-quarter 2018 and achievement of current sales volume and cost estimates, consolidated unit net cash costs (net of by-product credits) for our copper mines are expected to average $1.06 per pound of copper for the year 2018. The impact of price changes for fourth-quarter 2018 on consolidated unit net cash costs would approximate $0.01 per pound for each $50 per ounce change in the average price of gold and $0.005 per pound for each $2 per pound change in the average price of molybdenum. Refer to “Consolidated Results – Production and Delivery Costs” for further discussion of consolidated production costs for our mining operations.

Consolidated Operating Cash Flow
Our consolidated operating cash flows vary with sales volumes, prices realized from copper, gold and molybdenum sales, production costs, income taxes, other working capital changes and other factors. Based on current sales volume and cost estimates, and assuming average prices of $2.85 per pound of copper, $1,200 per ounce of gold and $12.00 per pound of molybdenum for fourth-quarter 2018, our consolidated operating cash flows are estimated to approximate $4.2 billion for the year 2018 (net of $0.5 billion in working capital uses and timing of other tax payments). Projected consolidated operating cash flows for the year 2018 also reflect an estimated income tax provision of $1.8 billion (refer to “Consolidated Results – Income Taxes” for further discussion of our projected income tax rate for the year 2018). The impact of price changes during fourth-quarter 2018 on operating cash flows would approximate $105 million for each $0.10 per pound change in the average price of copper, $15 million for each $50 per ounce change in the average price of gold and $15 million for each $2 per pound change in the average price of molybdenum.

Consolidated Capital Expenditures
Consolidated capital expenditures are expected to approximate $2.0 billion for the year 2018, including $1.2 billion for major mining projects primarily associated with underground development activities in the Grasberg minerals district and development of the Lone Star oxide project.

MARKETS

World prices for copper, gold and molybdenum can fluctuate significantly. During the period from January 2008 through September 2018, the London Metal Exchange (LME) copper settlement price varied from a low of $1.26 per pound in 2008 to a record high of $4.60 per pound in 2011; the London Bullion Market Association (LBMA) PM gold price fluctuated from a low of $713 per ounce in 2008 to a record high of $1,895 per ounce in 2011; and the Metals Week Molybdenum Dealer Oxide weekly average price ranged from a low of $4.46 per pound in 2015 to a high of $33.88 per pound in 2008. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in “Risk Factors” contained in Part I, Item 1A. of our annual report on Form 10-K for the year ended December 31, 2017.

LME Copper Prices
Through September 30, 2018
1,500
1,200
900
600
300
-
000s of metric tons
$5.00
$4.50
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$-
Dollars per pound
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
Exchange Stocks
Exchange Stocks
LME Copper Prices

This graph presents LME copper settlement prices and the combined reported stocks of copper at the LME, Commodity Exchange Inc. (COMEX), a division of the New York Mercantile Exchange (NYMEX), and the Shanghai Futures Exchange from January 2008 through September 2018. Beginning in mid-2014, copper prices declined because of concerns about slowing growth rates in China, a stronger U.S. dollar and a broad-based decline in commodity prices, but began to improve in fourth-quarter 2016 and throughout 2017. During third-quarter 2018, LME copper settlement prices ranged from a low of $2.64 per pound to a high of $2.99 per pound, averaged $2.77 per pound and settled at $2.80 per pound on September 30, 2018. The LME copper settlement price was $2.75 per pound on October 31, 2018.

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
This graph presents LBMA PM gold prices from January 2008 through September 2018. An improving economic outlook, stronger U.S. dollar and positive equity performance contributed to lower demand for gold since 2014. During third-quarter 2018, LBMA PM gold prices ranged from a low of $1,178 per ounce to a high of $1,262 per ounce, averaged $1,213 per ounce, and closed at $1,187 per ounce on September 30, 2018. The LBMA PM gold price was $1,215 per ounce on October 31, 2018.

Metals Week Molybdenum Dealer Oxide Prices
Through September 30, 2018
$40
$35
$30
$25
$20
$15
$10
$5
$0
Dollars per pound
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018

This graph presents the Metals Week Molybdenum Dealer Oxide weekly average prices from January 2008 through September 2018. Molybdenum prices declined beginning in mid-2014 because of weaker demand from global steel and stainless steel producers but have rebounded starting in 2016 with further improvement in late-2017 and early 2018 before a decline in second-quarter 2018. During third-quarter 2018, the weekly average price of molybdenum ranged from a low of $10.67 per pound to a high of $12.49 per pound, averaged $11.81 per pound, and was $11.76 per pound on September 30, 2018. The Metals Week Molybdenum Dealer Oxide weekly average price was $12.03 per pound on October 31, 2018.

CONSOLIDATED RESULTS

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
SUMMARY FINANCIAL DATA	(in millions, except per share amounts)
Revenues[a,b]	$4,908		$4,310		$14,944		$11,362
Operating income[a,c,d]	$1,315	[e]	$928	[f,g]	$4,438	[e]	$2,211	[f,g]
Net income from continuing operations[h]	$668		$242	[i,j,k]	$2,535	[j,k,l]	$836	[i,j,k]
Net (loss) income from discontinued operations[m]	$(4)		$3		$(19)		$50
Net income attributable to common stock	$556		$280		$2,117		$776
Diluted net income (loss) per share of common stock:
Continuing operations	$0.38		$0.19		$1.46		$0.50
Discontinued operations	—		—		(0.01)		0.03
	$0.38		$0.19		$1.45		$0.53

Diluted weighted-average common shares outstanding	1,458		1,454		1,458		1,453

Operating cash flows[n]	$1,247		$1,183		$3,925		$3,012
Capital expenditures	$507		$314		$1,391		$1,020
At September 30:
Cash and cash equivalents	$4,556		$4,957		$4,556		$4,957
Total debt, including current portion	$11,127		$14,782		$11,127		$14,782

a.	Refer to Note 9 for a summary of revenues and operating income by operating division.

b.	Includes adjustments to embedded derivatives for provisionally priced concentrate and cathode sales (refer to Note 6).

c.
Includes net gains on sales of assets totaling $70 million ($70 million to net income attributable to common stock or $0.05 per share) in third-quarter 2018, $33 million ($33 million to net income attributable to common stock or $0.02 per share) in third-quarter 2017, $126 million ($126 million to net income attributable to common stock or $0.09 per share) for the first nine months of 2018, and $66 million ($66 million to net income attributable to common stock or $0.05 per share) for the first nine months of 2017. Refer to “Net Gain on Sales of Assets” for further discussion.

d.
Includes net charges to environmental obligations and related litigation reserves totaling $2 million ($2 million to net income attributable to common stock or less than $0.01 per share) in third-quarter 2018, $64 million ($64 million to net income attributable to common stock or $0.04 per share) in third-quarter 2017, $52 million ($52 million to net income attributable to common stock or $0.04 per share) for the first nine months of 2018, and $53 million ($53 million to net income attributable to common stock or $0.04 per share) for the first nine months of 2017.

e.
Includes charges totaling $69 million ($22 million to net income attributable to common stock or $0.02 per share) related to Cerro Verde’s new three-year collective labor agreement (CLA). The first nine months of 2018 also include other net credits to mining operations totaling $10 million ($4 million to net income attributable to common stock or less than $0.01 per share).

f.
Includes net charges of $9 million ($5 million to net income attributable to common stock or less than $0.01 per share) in third-quarter 2017 and $117 million ($62 million to net income attributable to common stock or $0.04 per share) for the first nine months of 2017 associated with workforce reductions at PT-FI. Also includes other net credits (charges) to mining operations totaling $4 million ($4 million to net income attributable to common stock or less than $0.01 per share) in third-quarter 2017 and $(24) million ($(24) million to net income attributable to common stock or $(0.02) per share) for the first nine months of 2017, primarily reflecting inventory adjustments and asset impairment.

g.
Includes net credits at oil and gas operations totaling $4 million ($4 million to net income attributable to common stock or less than $0.01 per share) in third-quarter 2017 and $8 million ($8 million to net income attributable to common stock or $0.01 per share) for the first nine months of 2017 primarily related to drillship settlements, partly offset by contract termination costs.

h.	We defer recognizing profits on intercompany sales until final sales to third parties occur. Refer to “Operations – Smelting & Refining” for a summary of net impacts from changes in these deferrals.

i.
Includes net charges of $188 million to net income attributable to common stock ($0.13 per share) for the third quarter and first nine months of 2017 associated with disputed Cerro Verde royalties for prior years. Refer to Note 8 for further discussion.

j.
Includes net gains on early extinguishment of debt totaling $11 million ($11 million to net income attributable to common stock or $0.01 per share) in third-quarter 2017, $8 million ($8 million to net income attributable to common stock or $0.01 per share) for the first nine months of 2018 and $8 million ($8 million to net income attributable to common stock or $0.01 per share) for the first nine months of 2017. Refer to Note 5 for further discussion.

k.
Includes net tax (charges) credits of $(10) million ($(0.01) per share) in third-quarter 2017, $5 million (less than $0.01 per share) for the first nine months of 2018 and $21 million ($0.01 per share) for the first nine months of 2017. Refer to “Income Taxes” for further discussion of these net tax credits (charges).

l.
Includes interest received on tax refunds totaling $30 million ($19 million to net income attributable to common stock or $0.01 per share), mostly associated with the refund of PT-FI’s prior years’ tax receivables.

m.
Primarily reflects adjustments to the estimated fair value of contingent consideration related to the November 2016 sale of our interest in TF Holdings Limited (TFHL), which will continue to be adjusted through December 31, 2019.

n.
Includes net working capital sources (uses) sources and timing of other tax payments of $59 million in third-quarter 2018, $46 million in third-quarter 2017, $(154) million for the first nine months of 2018 and $389 million for the first nine months of 2017.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
SUMMARY OPERATING DATA
Copper (millions of recoverable pounds)
Production	1,006		996		2,972		2,730
Sales, excluding purchases	1,044		932		3,026		2,683
Average realized price per pound	$2.80		$2.94		$2.96		$2.79
Site production and delivery costs per pound[a]	$1.73	[b]	$1.56	[c]	$1.70	[b]	$1.59	[c]
Unit net cash costs per pound[a]	$0.93	[b]	$1.20	[c]	$0.95	[b]	$1.25	[c]
Gold (thousands of recoverable ounces)
Production	760		418		2,105		1,010
Sales, excluding purchases	837		355		2,123		969
Average realized price per ounce	$1,191		$1,290		$1,249		$1,261
Molybdenum (millions of recoverable pounds)
Production	23		24		69		70
Sales, excluding purchases	22		22		70		71
Average realized price per pound	$12.40		$9.22		$12.41		$9.18

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

b.	Includes charges totaling $0.07 per pound of copper in third-quarter 2018 and $0.02 per pound of copper for the first nine months of 2018 associated with Cerro Verde’s new three-year CLA.

c.	Excludes fixed costs totaling $0.01 per pound of copper in third-quarter 2017 and $0.04 per pound of copper for the first nine months of 2017 associated with workforce reductions at PT-FI.

Revenues
Consolidated revenues totaled $4.9 billion in third-quarter 2018 and $14.9 billion for the first nine months of 2018, compared with $4.3 billion in third-quarter 2017 and $11.4 billion for the first nine months of 2017. Revenues from our mining operations primarily include the sale of copper concentrate, copper cathode, copper rod, gold in concentrate and molybdenum. Refer to Note 9 for a summary of product revenues.

Following is a summary of changes in our consolidated revenues between periods (in millions):

	Three Months Ended September 30	Nine Months Ended September 30

Consolidated revenues - 2017 period	$4,310	$11,362
Higher (lower) sales volumes:
Copper	327	958
Gold	622	1,456
Molybdenum	—	(10)
(Lower) higher average realized prices:
Copper	(146)	515
Gold	(83)	(27)
Molybdenum	73	227
Adjustments for prior period provisionally priced copper sales	(206)	(151)
Higher revenues from purchased copper	33	233
Higher Atlantic Copper revenues	24	347
Other, including intercompany eliminations	(46)	34
Consolidated revenues - 2018 period	$4,908	$14,944

Sales Volumes. Consolidated copper and gold sales volumes increased in the 2018 periods, compared to the 2017 periods, primarily reflecting higher ore grades and operating rates in Indonesia. Consolidated molybdenum sales volumes in the 2018 periods approximated the 2017 periods.

Refer to “Operations” for further discussion of sales volumes at our mining operations.

Realized Prices. Our consolidated revenues can vary significantly as a result of fluctuations in the market prices of copper, gold and molybdenum. Third-quarter 2018 average realized prices, compared with third-quarter 2017, were 5 percent lower for copper, 8 percent lower for gold and 34 percent higher for molybdenum, and average realized prices for the first nine months of 2018, compared with the first nine months of 2017, were 6 percent higher for copper, 1 percent lower for gold and 35 percent higher for molybdenum. Refer to “Markets” for further discussion.

As discussed below, substantially all of our copper concentrate and cathode sales contracts provide final copper pricing in a specified future month. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on provisionally priced concentrate and cathode sales that is adjusted to fair value through earnings each period until final pricing on the date of settlement. Average realized copper prices include net adjustments to current period provisionally priced copper sales totaling $18 million in third-quarter 2018 and $(172) million for the first nine months of 2018, compared with $38 million in third-quarter 2017 and $194 million for the first nine months of 2017. Refer to Notes 6 and 9 for a summary of total adjustments to prior period and current period provisionally priced sales.

Prior Period Provisionally Priced Copper Sales. Substantially all of our copper concentrate and cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) based primarily on quoted LME monthly average copper prices. We receive market prices based on prices in the specified future period, which results in price fluctuations recorded through revenues until the date of settlement. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on our provisionally priced concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until final pricing on the date of settlement. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs. Net adjustments to prior periods’ provisionally priced copper sales recorded in consolidated revenues totaled $(111) million in third-quarter 2018 and $(70) million for the first nine months of 2018, compared with $95 million in third-quarter 2017 and $81 million for the first nine months of 2017. Refer to Notes 6 and 9 for a summary of total adjustments to prior period and current period provisionally priced sales.

At September 30, 2018, we had provisionally priced copper sales totaling 373 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average of $2.84 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the September 30, 2018, provisional price recorded would have an approximate $11 million effect on our 2018 net income attributable to common stock. The LME copper price settled at $2.75 per pound on October 31, 2018.

Purchased Copper. We purchase copper cathode primarily for processing by our Rod & Refining operations. Purchased copper volumes totaled 93 million pounds in third-quarter 2018 and 257 million pounds for the first nine months of 2018, compared with 75 million pounds in third-quarter 2017 and 195 million for the first nine months of 2017.

Atlantic Copper Revenues. Atlantic Copper revenues increased to $579 million in third-quarter 2018, compared with $555 million in third-quarter 2017, primarily reflecting higher gold sales volumes. Atlantic Copper revenues increased to $1.8 billion for the first nine months of 2018, compared with $1.4 billion for the first nine months of 2017, primarily reflecting higher copper and gold sales volumes.

Production and Delivery Costs
Consolidated production and delivery costs totaled $3.1 billion in third-quarter 2018 and $2.8 billion in third-quarter 2017. Third-quarter 2018 included charges totaling $69 million associated with Cerro Verde’s new three-year CLA and third-quarter 2017 included charges totaling $216 million associated with disputed royalties at Cerro Verde for prior years. Excluding these amounts, higher consolidated production and delivery costs in third-quarter 2018 primarily reflect higher mining and milling costs in Indonesia and North America.

Consolidated production and delivery costs totaled $8.8 billion for the first nine months of 2018 and $7.5 billion for the first nine months of 2017. The first nine months of 2018 included charges totaling $69 million associated with Cerro Verde’s new three-year CLA. The first nine months of 2017 included charges totaling $216 million associated with disputed royalties at Cerro Verde for prior years and charges totaling $112 million associated with workforce reductions at PT-FI. Excluding these amounts, higher consolidated production and delivery costs for the first nine months of 2018 primarily reflects higher mining and milling costs in North America, South America and Indonesia and higher purchases at our smelting and refining operations.

Mining Unit Site Production and Delivery Costs. Site production and delivery costs for our copper mining operations primarily include labor, energy and commodity-based inputs, such as sulphuric acid, reagents, liners, tires and explosives. Consolidated unit site production and delivery costs (before net noncash and other costs) for our copper mines averaged $1.73 per pound of copper in third-quarter 2018 and $1.70 per pound of copper for the first nine months of 2018, compared with $1.56 per pound of copper in third-quarter 2017 and $1.59 per pound of copper for the first nine months of 2017. Higher consolidated unit site production and delivery costs in the 2018 periods, compared with the 2017 periods, primarily reflect charges associated with Cerro Verde's new three-year CLA and higher mining and milling costs in North America and South America, partly offset by higher copper sales volumes at PT-FI. Refer to “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements.

Depreciation, Depletion and Amortization
Depreciation will vary under the unit-of-production (UOP) method as a result of changes in sales volumes and the related UOP rates at our mining operations. Consolidated depreciation, depletion and amortization (DD&A) totaled $458 million in third-quarter 2018 and $1.4 billion for the first nine months of 2018, compared with $418 million in third-quarter 2017 and $1.3 billion for the first nine months of 2017.

Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses totaled $101 million in third-quarter 2018, $104 million in third-quarter 2017, $341 million for the first nine months of 2018 and $362 million for the first nine months of 2017.

Mining Exploration and Research Expenses
Consolidated exploration and research expenses for our mining operations totaled $27 million in both third-quarter 2018 and 2017, $72 million for the first nine months of 2018 and $60 million for the first nine months of 2017. Our mining exploration activities are generally associated with our existing mines, focusing on opportunities to expand reserves and resources to support development of additional future production capacity. A drilling program to further delineate the Lone Star resource continues to indicate significant additional mineralization in this district, with higher ore grades than our other North America copper mines. Exploration spending is expected to approximate $85 million for the year 2018.

Environmental Obligations and Shutdown Costs
Environmental obligation costs reflect net revisions to our long-term environmental obligations, which vary from period to period because of changes to environmental laws and regulations, the settlement of environmental matters and/or circumstances affecting our operations that could result in significant changes in our estimates. Shutdown costs include care-and-maintenance costs and any litigation, remediation or related expenditures associated with closed facilities or operations. Net charges for environmental obligations and shutdown costs totaled $8 million in third-quarter 2018, $72 million in third-quarter 2017 and $76 million for both the first nine months of 2018 and 2017. Refer to Note 8 for further discussion.

Net Gain on Sales of Assets
Net gain on sales of assets totaled $70 million in third-quarter 2018 and $126 million for the first nine months of 2018, primarily reflecting adjustments to assets held for sale and to the fair value of the potential contingent consideration related to the 2016 sale of onshore California oil and gas properties. Potential contingent consideration related to this transaction consists of $50 million per year for 2018, 2019 and 2020 if the price of Brent crude oil averages over $70 per barrel in each of these calendar years. The average Brent crude oil price for the first nine months of 2018 is above $70 per barrel.

Net gain on sales of assets totaled $33 million in third-quarter 2017 and $66 million for the first nine months of 2017, primarily associated with oil and gas transactions.

Interest Expense, Net
Interest expense, net includes interest associated with disputed Cerro Verde royalties (refer to Note 8 for additional discussion) totaling $1 million in third-quarter 2018, $7 million for the first nine months of 2018 and $141 million for the third quarter and first nine months of 2017. Consolidated interest costs (before capitalization and excluding interest expense associated with disputed Cerro Verde royalties) totaled $166 million in third-quarter 2018, $196 million in third-quarter 2017, $501 million for the first nine months of 2018 and $583 million for the first nine months of 2017. Lower interest costs in the 2018 periods, compared with the 2017 periods, reflect a decrease in total debt.

Capitalized interest varies with the level of expenditures for our development projects and average interest rates on our borrowings, and totaled $24 million in third-quarter 2018, $33 million in third-quarter 2017, $72 million for the first nine months of 2018 and $91 million for the first nine months of 2017.

Income Taxes
Following is a summary of the approximate amounts used in the calculation of our consolidated income tax provision (in millions, except percentages):

	Nine Months Ended September 30,
	2018					2017
	Income (Loss)[a]	Effective Tax Rate		Income Tax (Provision) Benefit		Income (Loss)[a]	Effective Tax Rate	Income Tax (Provision) Benefit
U.S.	$339	(1)%		$3	[b]	$66	(40)%	$27	[b]
South America	573	40%		(229)		709	42%	(296)
Indonesia	2,982	42%		(1,254)		1,035	42%	(435)
Cerro Verde royalty dispute	(7)	N/A		7		(357)	N/A	(2)	[c]
Eliminations and other	186	N/A		(37)		124	N/A	(38)
Rate adjustment[d]	—	N/A		(33)		—	N/A	(3)
Consolidated FCX	$4,073	38%	[e]	$(1,543)		$1,577	47%	$(747)

a.	Represents income from continuing operations by geographic location before income taxes and equity in affiliated companies’ net earnings.

b.
Includes tax credits of $5 million for first nine months of 2018 associated with the settlement of a state income tax examination and $21 million for the first nine months of 2017 associated with anticipated recovery of alternative minimum tax credit carryforwards.

c.
Reflects tax charges of $127 million for disputed royalties and other related mining taxes for the period October 2011 through the year 2013, mostly offset by a tax benefit of $125 million associated with disputed royalties and other related mining taxes for the period December 2006 through the year 2013.

d.	In accordance with applicable accounting rules, we adjust our interim provision for income taxes to equal our consolidated tax rate.

e.
The consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which we operate. Accordingly, variations in the relative proportions of jurisdictional income result in fluctuations to our consolidated effective income tax rate. Assuming achievement of current sales volume and cost estimates and average prices of $2.85 per pound for copper, $1,200 per ounce for gold and $12.00 per pound for molybdenum for fourth-quarter 2018, we estimate our consolidated effective tax rate for the year 2018 would approximate 37 percent, and would decrease with higher prices.

Net (Loss) Income from Discontinued Operations
Net (loss) income from discontinued operations of $(4) million in third-quarter 2018, $3 million in third-quarter 2017, $(19) million for the first nine months of 2018 and $50 million for the first nine months of 2017, primarily reflected adjustments to the fair value of the potential $120 million contingent consideration related to the November 2016 sale of our interest in TFHL, which will continue to be adjusted through December 31, 2019.

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

Through exploration drilling, we have identified a significant resource at our wholly owned Lone Star project located near the Safford operation in eastern Arizona. An initial project to develop the Lone Star oxide ores commenced in first-quarter 2018, with first production expected by the end of 2020. Total capital costs, including mine equipment and pre-production stripping, are expected to approximate $850 million and will benefit from the utilization of existing infrastructure at the adjacent Safford operation. As of September 30, 2018, approximately $200 million has been incurred for this project. Production from the Lone Star oxide ores is expected to average approximately 200 million pounds of copper per year with an approximate 20-year mine life. The project also advances exposure to a significant sulfide resource. We continue to advance drilling activities to define future large-scale development opportunities in the Lone Star/Safford minerals district.

For further discussion of the risks associated with development projects, refer to Part I, Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2017, as updated in our subsequent quarterly reports on Form 10-Q.

Operating Data. Following is a summary of consolidated operating data for the North America copper mines for the third quarters and first nine months of 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating Data, Net of Joint Venture Interests
Copper (millions of recoverable pounds)
Production	349	375	1,051	1,151
Sales, excluding purchases	350	347	1,095	1,130
Average realized price per pound	$2.77	$2.92	$3.02	$2.74

Molybdenum (millions of recoverable pounds)
Production[a]	8	8	23	25

100% Operating Data
Leach operations
Leach ore placed in stockpiles (metric tons per day)	657,600	657,200	673,800	683,700
Average copper ore grade (percent)	0.22	0.27	0.25	0.28
Copper production (millions of recoverable pounds)	242	252	723	763

Mill operations
Ore milled (metric tons per day)	297,800	297,200	297,900	300,000
Average ore grade (percent):
Copper	0.34	0.38	0.35	0.40
Molybdenum	0.03	0.03	0.02	0.03
Copper recovery rate (percent)	87.4	86.6	88.1	86.6
Copper production (millions of recoverable pounds)	173	195	531	603

a.	Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at the North America copper mines.

North America’s consolidated copper sales volumes totaled 350 million pounds in third-quarter 2018, 347 million pounds in third-quarter 2017 and 1.1 billion pounds for both the first nine months of 2018 and 2017. North America copper sales are estimated to approximate 1.4 billion pounds for the year 2018, compared with 1.5 billion pounds in 2017.

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

	Three Months Ended September 30,
	2018			2017
	By- Product Method	Co-Product Method		By- Product Method	Co-Product Method
		Copper	Molyb- denum[a]		Copper	Molyb- denum[a]
Revenues, excluding adjustments	$2.77	$2.77	$11.54	$2.92	$2.92	$7.59

Site production and delivery, before net noncash and other costs shown below	1.98	1.79	9.76	1.65	1.55	5.55
By-product credits	(0.26)	—	—	(0.17)	—	—
Treatment charges	0.10	0.10	—	0.11	0.11	—
Unit net cash costs	1.82	1.89	9.76	1.59	1.66	5.55
DD&A	0.25	0.23	0.80	0.28	0.27	0.49
Noncash and other costs, net	0.08	0.06	0.29	0.04	0.04	0.06
Total unit costs	2.15	2.18	10.85	1.91	1.97	6.10
Revenue adjustments, primarily for pricing on prior period open sales	(0.02)	(0.02)	—	0.03	0.03	—
Gross profit per pound	$0.60	$0.57	$0.69	$1.04	$0.98	$1.49

Copper sales (millions of recoverable pounds)	350	350		345	345
Molybdenum sales (millions of recoverable pounds)[a]			8			8

	Nine Months Ended September 30,
	2018			2017
	By- Product Method	Co-Product Method		By- Product Method	Co-Product Method
		Copper	Molyb- denum[a]		Copper	Molyb- denum[a]
Revenues, excluding adjustments	$3.02	$3.02	$11.53	$2.74	$2.74	$7.57

Site production and delivery, before net noncash and other costs shown below	1.92	1.76	8.93	1.57	1.49	5.59
By-product credits	(0.23)	—	—	(0.16)	—	—
Treatment charges	0.10	0.10	—	0.11	0.10	—
Unit net cash costs	1.79	1.86	8.93	1.52	1.59	5.59
DD&A	0.25	0.23	0.76	0.29	0.27	0.56
Noncash and other costs, net	0.06	0.06	0.18	0.06	0.06	0.06
Total unit costs	2.10	2.15	9.87	1.87	1.92	6.21
Other revenue adjustments, primarily for pricing on prior period open sales	(0.01)	(0.01)	—	—	—	—
Gross profit per pound	$0.91	$0.86	$1.66	$0.87	$0.82	$1.36

Copper sales (millions of recoverable pounds)	1,094	1,094		1,127	1,127
Molybdenum sales (millions of recoverable pounds)[a]			23			25

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

Our North America copper mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) for the North America copper mines of $1.82 per pound of copper in third-quarter 2018 and $1.79 for the first nine months of 2018 were higher than unit net cash costs of $1.59 per pound in third-quarter 2017 and $1.52 for the first nine months of 2017, primarily reflecting higher mining and milling costs and increased mining rates.

Because certain assets are depreciated on a straight-line basis, North America’s average unit depreciation rate may vary with asset additions and the level of copper production and sales.

Average unit net cash costs (net of by-product credits) for our North America copper mines are expected to approximate $1.78 per pound of copper for the year 2018, based on achievement of current sales volume and cost estimates and assuming an average molybdenum price of $12.00 per pound for fourth-quarter 2018. North
America’s average unit net cash costs for the year 2018 would change by approximately $0.01 per pound for each $2 per pound change in the average price of molybdenum for fourth-quarter 2018.

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

In August 2018, Cerro Verde and its workers’ union agreed to a new three year CLA effective September 1, 2018.

Operating and Development Activities. Cerro Verde’s expanded operations benefit from its large-scale, long-lived reserves and cost efficiencies. The Cerro Verde expansion project, which achieved capacity operating rates in early 2016, expanded the concentrator facilities’ capacity from 120,000 metric tons of ore per day to 360,000 metric tons of ore per day. During 2018, Cerro Verde received a modified environmental permit allowing it to operate its existing concentrator facilities at rates up to 409,500 metric tons of ore per day. Cerro Verde's concentrator facilities have continued to perform well, with average mill throughput rates of 384,800 metric tons of ore per day for the first nine months of 2018.

We continue to evaluate a large-scale expansion at El Abra to process additional sulfide material and to achieve higher recoveries. El Abra’s large sulfide resource could potentially support a major mill project similar to facilities constructed at Cerro Verde. Technical and economic studies are being advanced to determine the optimal scope and timing for the project.

Operating Data. Following is a summary of consolidated operating data for our South America mining operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Copper (millions of recoverable pounds)
Production	325	328	931	932
Sales	326	327	928	923
Average realized price per pound	$2.80	$2.95	$2.93	$2.82

Molybdenum (millions of recoverable pounds)
Production[a]	7	8	20	21

Leach operations
Leach ore placed in stockpiles (metric tons per day)	194,400	164,000	203,100	136,900
Average copper ore grade (percent)	0.34	0.36	0.32	0.37
Copper production (millions of recoverable pounds)	72	65	214	190

Mill operations
Ore milled (metric tons per day)	383,900	379,200	384,800	355,400
Average ore grade (percent):
Copper	0.39	0.44	0.39	0.44
Molybdenum	0.02	0.02	0.01	0.02
Copper recovery rate (percent)	86.1	80.9	83.2	82.7
Copper production (millions of recoverable pounds)	253	263	717	742

a.	Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at Cerro Verde.

South America’s consolidated copper sales volumes totaled 326 million pounds in third-quarter 2018 and 928 million pounds for the first nine months of 2018, compared with sales of 327 million pounds in third-quarter 2017 and 923 million pounds for the first nine months of 2017. Copper sales from South America mines are expected to approximate 1.2 billion pounds of copper for the year 2018, similar to copper sales volumes in 2017.

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

	Three Months Ended September 30,
	2018			2017
	By-Product Method		Co-Product Method	By-Product Method		Co-Product Method
Revenues, excluding adjustments	$2.80		$2.80	$2.95		$2.95

Site production and delivery, before net noncash and other costs shown below	1.84	[a]	1.70	1.60		1.50
By-product credits	(0.23)		—	(0.19)		—
Treatment charges	0.20		0.20	0.22		0.22
Royalty on metals	—		—	0.01		0.01
Unit net cash costs	1.81		1.90	1.64		1.73
DD&A	0.44		0.40	0.41		0.38
Noncash and other costs, net	0.04		0.04	0.69	[b]	0.63
Total unit costs	2.29		2.34	2.74		2.74
Revenue adjustments, primarily for pricing on prior period open sales	(0.16)		(0.16)	0.18		0.18
Gross profit per pound	$0.35		$0.30	$0.39		$0.39

Copper sales (millions of recoverable pounds)	326		326	327		327

	Nine Months Ended September 30,
	2018			2017
	By-Product Method		Co-Product Method	By-Product Method		Co-Product Method
Revenues, excluding adjustments	$2.93		$2.93	$2.82		$2.82

Site production and delivery, before net noncash and other costs shown below	1.80	[a]	1.66	1.55		1.45
By-product credits	(0.24)		—	(0.17)		—
Treatment charges	0.20		0.20	0.22		0.22
Royalty on metals	—		—	0.01		0.01
Unit net cash costs	1.76		1.86	1.61		1.68
DD&A	0.44		0.40	0.42		0.40
Noncash and other costs, net	0.05		0.05	0.25	[b]	0.23
Total unit costs	2.25		2.31	2.28		2.31
Other revenue adjustments, primarily for pricing on prior period open sales	(0.04)		(0.04)	0.04		0.04
Gross profit per pound	$0.64		$0.58	$0.58		$0.55

Copper sales (millions of recoverable pounds)	928		928	923		923

a.	Includes charges totaling $0.21 per pound of copper in third-quarter 2018 and $0.07 per pound of copper for the first nine months of 2018 associated with Cerro Verde’s new three-year CLA.

b.
Includes charges totaling $0.66 per pound of copper in third-quarter 2017 and $0.23 per pound of copper for the first nine months of 2017 associated with disputed Cerro Verde royalties for prior years.

Our South America mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) of $1.81 per pound of copper in third-quarter 2018 were higher than unit net cash costs of $1.64 per pound in third-quarter 2017, primarily reflecting costs associated with Cerro Verde’s new three-year CLA. Average unit net cash costs (net of by-product credits) of $1.76 for the first nine months of 2018 were higher than unit net cash costs of $1.61 for the first nine months of 2017, primarily reflecting costs associated with Cerro Verde’s new three-year CLA and higher mining and milling costs.

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

Average unit net cash costs (net of by-product credits) for our South America mining operations are expected to approximate $1.73 per pound of copper for the year 2018, based on current sales volume and cost estimates and assuming an average price of $12.00 per pound of molybdenum for fourth-quarter 2018.

Indonesia Mining
Indonesia mining includes PT-FI’s Grasberg minerals district, one of the world’s largest copper and gold deposits, in Papua, Indonesia. We own 90.64 percent of PT-FI, including 9.36 percent owned through our wholly owned subsidiary, PT-II. PT-FI produces copper concentrate that contains significant quantities of gold and silver. Substantially all of PT-FI’s copper concentrate is sold under long-term contracts, and during the first nine months of 2018, approximately 40 percent of PT-FI’s concentrate production was sold to PT Smelting (PT-FI’s 25-percent-owned smelter and refinery in Gresik, Indonesia).

PT-FI currently operates a proportionately consolidated unincorporated joint venture with Rio Tinto (the Joint Venture), under which Rio Tinto has a 40 percent interest in certain assets and a 40 percent interest through 2022 in production exceeding specified annual amounts of copper, gold and silver. After 2022, all production and related revenues and costs are shared 60 percent PT-FI and 40 percent Rio Tinto. Refer to Note 8 and below for discussion of the pending transaction in which PT Inalum will acquire all of Rio Tinto’s interest associated with the Joint Venture and 100 percent of our interests in PT-II.

Regulatory Matters. On September 27, 2018, we, PT-FI, PT-II and PT Inalum entered into a Divestment Agreement on previously agreed economic terms in connection with PT Inalum’s acquisition of shares of PT-FI. Under the Divestment Agreement, PT Inalum will acquire, for cash consideration of $350 million, 100 percent of our interests in PT-II, which owns 9.36 percent of PT-FI (equates to a 5.6 percent interest after 2022). PT Inalum also entered into a definitive agreement with Rio Tinto to acquire for cash consideration of $3.5 billion, all of Rio Tinto's interests (40 percent interest after 2022) associated with the Joint Venture.

The arrangements provide for us and existing PT-FI shareholders to retain the economics of the revenue and cost sharing arrangements under the Joint Venture and for us to continue to manage PT-FI's operations. Following completion of the transaction, PT-FI will have an expanded asset base as a result of Rio Tinto’s interests being merged into PT-FI, and PT Inalum's share ownership will be 51.2 percent of PT-FI (subject to a dividend assignment mechanism to replicate the Joint Venture economics), and our ownership will be 48.8 percent.

PT-FI has agreed to complete the construction of a smelter within five years of the closing, with economics shared pro rata by us and PT Inalum according to our respective equity ownership in PT-FI. Concurrent with the closing of the divestment transaction, PT-FI will be granted an IUPK providing long-term mining rights with assured legal and fiscal terms and legal enforceability through 2041. The IUPK issued at closing will initially be valid through 2031 a nd will include an assured extension through 2041 upon PT-FI’s satisfaction of agreed conditions, including those related to smelter construction and payment of state revenues in accordance with the IUPK.

The transaction, which is expected to close in late 2018 or early 2019, is subject to certain conditions, including the documentation and issuance by the Indonesian government of the IUPK providing for the extension and stability of PT-FI’s long-term mining rights with assured legal and fiscal terms and legal enforceability through 2041 in a form acceptable to us and PT Inalum; resolution of environmental regulatory matters that include amendments to the decrees imposing unattainable environmental standards on PT-FI pending before the Ministry satisfactory to the Indonesian government, us and PT Inalum; various other Indonesian regulatory actions and approvals, including modification or revocation of current regulations and implementation of new regulations by the Indonesian government and assurances or approvals by Indonesian tax authorities with respect to the pending transaction; and receipt of customary regulatory approvals from international competition authorities.

The Divestment Agreement provides us and PT Inalum with the right to terminate, in certain circumstances, including if the transaction is not consummated on or before December 31, 2018, subject to a six month extension if needed, to obtain regulatory approvals from international competition authorities.

PT-FI's export license is effective through February 15, 2019, and PT-FI's temporary IUPK is effective through November 30, 2018. PT-FI will continue to seek extensions to its temporary IUPK until closing of the pending transaction. Until the pending transaction is completed, PT-FI has reserved all rights under its Contract of Work (COW).

For further discussion of the regulatory matters and risks associated with operations in Indonesia, refer to Part I, Item IA. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2017, as updated in our subsequent quarterly reports on Form 10-Q.

Operating and Development Activities. PT-FI is currently mining the final phase of the Grasberg open pit, which contains high copper and gold ore grades. Following results of an economic analysis in the first half of 2018, PT-FI revised its mine plans to continue to mine ore from the open pit until transitioning to the Grasberg Block Cave (GBC) underground mine in the first half of 2019.

PT-FI has several projects in the Grasberg minerals district related to the development of its large-scale, long-lived, high-grade underground ore bodies. In aggregate, these underground ore bodies are expected to produce large-scale quantities of copper and gold following the transition from the Grasberg open pit.

PT-FI’s estimated annual capital spending on underground mine development projects is expected to average $0.8 billion per year ($0.7 billion per year net to PT-FI) over the next five years. Considering the long-term nature and size of these projects, actual costs could vary from these estimates.

As discussed above, PT-FI is also evaluating plans for the development of a new copper smelter in Indonesia, including site selection, engineering, joint venture and financing arrangements.

The following provides additional information on the continued development of the Common Infrastructure project, the GBC underground mine and the Deep Mill Level Zone (DMLZ) ore body that lies below the Deep Ore Zone (DOZ) underground mine. Our current plans and mineral reserves in Indonesia assume that PT-FI’s long-term mining rights will be extended through 2041, as stated in the COW, which will be replaced by the IUPK upon completion of the pending transaction.

For further discussion of the risks associated with development projects, refer to Part I, Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2017, as updated by Part II, Item 1A. “Risk Factors” of this quarterly report on Form 10-Q.

Common Infrastructure and GBC Underground Mine. In 2004, PT-FI commenced its Common Infrastructure project to provide access to its large undeveloped underground ore bodies located in the Grasberg minerals district through a tunnel system located approximately 400 meters deeper than its existing underground tunnel system. In addition to providing access to our underground ore bodies, the tunnel system will enable PT-FI to conduct future exploration in prospective areas associated with currently identified ore bodies. The tunnel system was completed to the Big Gossan terminal, and the Big Gossan mine was brought into production in 2010. The Big Gossan underground mine was on care-and-maintenance status during most of 2017 and production restarted in fourth-

quarter 2017. Development of the GBC and DMLZ underground mines is advancing using the Common Infrastructure project tunnels as access.

The GBC underground mine accounts for approximately half of our recoverable proven and probable reserves in Indonesia. Substantial progress has been made to prepare for the transition to mining of the GBC underground mine. First undercut blasting occurred in September 2018, and cave production is scheduled for the first half of 2019. All underground mining levels and the ore flow system are being commissioned. Production rates over the next five years are expected to ramp up to 130,000 metric tons of ore per day.

Aggregate mine development capital for the GBC underground mine and associated Common Infrastructure is expected to approximate $6.4 billion (incurred between 2008 and 2023), with PT-FI’s share totaling approximately $5.9 billion. Aggregate project costs totaling $3.8 billion have been incurred through September 30, 2018, including $0.5 billion during the first nine months of 2018.

DMLZ. The DMLZ ore body lies below the DOZ mine at the 2,590-meter elevation and represents the downward continuation of mineralization in the Ertsberg East Skarn system and neighboring Ertsberg porphyry. In September 2015, PT-FI initiated pre-commercial production that represented ore extracted during the development phase for the purpose of obtaining access to the ore body. During second-quarter 2018, PT-FI initiated plans to conduct hydraulic fracturing activities to manage rock stresses and pre-condition the DMLZ underground mine for large-scale production following mining induced seismic activity experienced in 2017 and 2018. Hydraulic fracturing activities designed to safely manage production commenced in third-quarter 2018 and, to date, have produced the expected effective results. PT-FI’s revised mine plans for the DMLZ underground mine, which continue to be reviewed, currently project block cave mining activities in the DMLZ underground mine to commence in mid-2019. PT-FI expects the DMLZ underground mine to reach full production rates of 80,000 metric tons per day in 2022. Estimates of timing of future production continue to be reviewed and may be modified as additional information becomes available.

Drilling efforts continue to determine the extent of the ore body. Aggregate mine development capital costs for the DMLZ underground mine are expected to approximate $3.1 billion (incurred between 2009 and 2021), with PT-FI’s share totaling approximately $1.9 billion. Aggregate project costs totaling $2.4 billion have been incurred through September 30, 2018, including approximately $0.3 billion during the first nine months of 2018.

Other Matters. As further discussed in “Risk Factors” contained in Part I. Item 1A of our annual report on Form 10-K for the year ended December 31, 2017, there have been a series of shooting incidents within the PT-FI project area and in nearby areas. During the first nine months of 2018, there were 12 additional shooting incidents, which resulted in 5 injuries. The safety of our workforce is a critical concern, and PT-FI continues to work with the Indonesian government to address security issues. We also continue to limit the use of the road leading to our mining and milling operations to secured convoys.

Operating Data. Following is a summary of consolidated operating data for our Indonesia mining operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating Data, Net of Joint Venture Interest
Copper (millions of recoverable pounds)
Production	332	293	990	647
Sales	368	258	1,003	630
Average realized price per pound	$2.81	$2.95	$2.93	$2.81

Gold (thousands of recoverable ounces)
Production	754	412	2,089	992
Sales	831	352	2,105	956
Average realized price per ounce	$1,191	$1,290	$1,248	$1,261

100% Operating Data
Ore milled (metric tons per day):[a]
Grasberg open pit	149,500	130,500	141,100	91,200
DOZ underground mine	31,000	34,500	33,200	29,400
DMLZ underground mine	2,500	2,400	2,600	3,100
GBC underground mine	3,700	4,200	3,800	3,600
Big Gossan underground mine	3,900	—	3,400	500
Total	190,600	171,600	184,100	127,800
Average ore grades:
Copper (percent)	1.00	0.91	1.06	1.00
Gold (grams per metric ton)	1.77	0.98	1.73	1.08
Recovery rates (percent):
Copper	92.4	91.1	92.4	91.6
Gold	85.7	84.7	85.5	84.9
Production:
Copper (millions of recoverable pounds)	337	277	1,030	670
Gold (thousands of recoverable ounces)	817	405	2,306	993

a.	Amounts represent the approximate average daily throughput processed at PT-FI’s mill facilities from each producing mine and from development activities that result in metal production.

Indonesia mining’s consolidated sales of 368 million pounds of copper and 831 thousand ounces of gold in third-quarter 2018 and 1.0 billion pounds of copper and 2.1 million ounces of gold for the first nine months of 2018 were higher than sales of 258 million pounds of copper and 352 thousand ounces of gold in third-quarter 2017 and 630 million pounds of copper and 956 thousand ounces of gold for the first nine months of 2017, primarily reflecting higher operating rates and ore grades.

Assuming achievement of planned operating rates for fourth-quarter 2018, consolidated sales volumes from Indonesia mining are expected to approximate 1.16 billion pounds of copper and 2.45 million ounces of gold for the year 2018, compared with 1.0 billion pounds of copper and 1.5 million ounces of gold for the year 2017.

As PT-FI transitions mining from the open pit to underground, its production is expected to be significantly lower in 2019 and 2020, compared to 2018. Metal production is expected to improve significantly by 2021 following a ramp-up period.

Indonesia mining's projected sales volumes and unit net cash credits for the year 2018 are dependent on a number of factors, including operational performance, workforce productivity, timing of shipments, and Indonesia regulatory matters, including extension of PT-FI's long-term mining rights or an extension of PT-FI's temporary IUPK after November 30, 2018.

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

	Three Months Ended September 30,
	2018			2017
	By-Product Method	Co-Product Method		By-Product Method		Co-Product Method
		Copper	Gold			Copper	Gold
Revenues, excluding adjustments	$2.81	$2.81	$1,191	$2.95		$2.95	$1,290

Site production and delivery, before net noncash and other costs shown below	1.40	0.71	300	1.41		0.88	384
Gold and silver credits	(2.72)	—	—	(1.80)		—	—
Treatment charges	0.26	0.13	57	0.27		0.17	74
Export duties	0.14	0.07	30	0.08		0.05	22
Royalty on metals	0.20	0.10	45	0.17		0.10	48
Unit net cash (credits) costs	(0.72)	1.01	432	0.13		1.20	528
DD&A	0.49	0.25	105	0.53		0.33	143
Noncash and other costs, net	0.04	0.02	8	0.09	[a]	0.06	25
Total unit (credits) costs	(0.19)	1.28	545	0.75		1.59	696
Revenue adjustments, primarily for pricing on prior period open sales	(0.14)	(0.14)	(7)	0.11		0.11	4
PT Smelting intercompany profit (loss)	0.02	0.02	3	(0.07)		(0.04)	(19)
Gross profit per pound/ounce	$2.88	$1.41	$642	$2.24		$1.43	$579

Copper sales (millions of recoverable pounds)	368	368		258		258
Gold sales (thousands of recoverable ounces)			831				352

	Nine Months Ended September 30,
	2018			2017
	By-Product Method	Co-Product Method		By-Product Method		Co-Product Method
		Copper	Gold			Copper	Gold
Revenues, excluding adjustments	$2.93	$2.93	$1,248	$2.81		$2.81	$1,261

Site production and delivery, before net noncash and other costs shown below	1.36	0.71	304	1.70		1.00	447
Gold and silver credits	(2.69)	—	—	(1.98)		—	—
Treatment charges	0.26	0.13	57	0.27		0.16	71
Export duties	0.15	0.08	34	0.10		0.06	26
Royalty on metals	0.21	0.11	48	0.16		0.09	47
Unit net cash (credits) costs	(0.71)	1.03	443	0.25		1.31	591
DD&A	0.53	0.28	119	0.59		0.35	156
Noncash and other costs, net	0.03	0.01	6	0.22	[a]	0.13	58
Total unit (credits) costs	(0.15)	1.32	568	1.06		1.79	805
Other revenue adjustments, primarily for pricing on prior period open sales	(0.04)	(0.04)	8	0.06		0.06	9
PT Smelting intercompany loss	(0.01)	(0.01)	(2)	(0.03)		(0.01)	(7)
Gross profit per pound/ounce	$3.03	$1.56	$686	$1.78		$1.07	$458

Copper sales (millions of recoverable pounds)	1,003	1,003		630		630
Gold sales (thousands of recoverable ounces)			2,105				956

a.
Includes fixed costs charged directly to production and delivery costs totaling $0.03 per pound of copper in third-quarter 2017 and $0.18 per pound of copper for the first nine months of 2017 associated with workforce reductions.

A significant portion of PT-FI’s costs are fixed and unit costs vary depending on production volumes and other factors. As a result of higher sales volumes and gold and silver credits, Indonesia had unit net cash credits (including gold and silver credits) of $0.72 per pound of copper in third-quarter 2018 and $0.71 per pound of copper for the first nine months of 2018, compared with unit net cash costs of $0.13 per pound of copper in third-quarter 2017 and $0.25 per pound of copper for the first nine months of 2017.

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

PT Smelting intercompany profit (loss) represents the change in the deferral of 25 percent of PT-FI’s profit on sales to PT Smelting. Refer to “Smelting & Refining” below for further discussion.

Because of the fixed nature of a large portion of Indonesia’s costs, unit net cash credits/costs vary from quarter to quarter depending on copper and gold volumes. Assuming an average gold price of $1,200 per ounce for fourth-quarter 2018 and achievement of current sales volume and cost estimates, unit net cash credits (including gold and silver credits) for Indonesia mining are expected to approximate $0.54 per pound of copper for the year 2018. Indonesia mining’s unit net cash credits for the year 2018 would change by approximately $0.03 per pound for each $50 per ounce change in the average price of gold for the fourth-quarter 2018. As a result of lower expected copper and gold production during the transition from the open pit to the GBC underground mine, Indonesia mining's unit net cash costs are expected to be higher in 2019 and 2020.

Molybdenum Mines
We have two wholly owned molybdenum mines in North America – the Henderson underground mine and the Climax open-pit mine - both in Colorado. The Henderson and Climax mines produce high-purity, chemical-grade molybdenum concentrate, which is typically further processed into value-added molybdenum chemical products. The majority of the molybdenum concentrate produced at the Henderson and Climax mines, as well as from our North America and South America copper mines, is processed at our own conversion facilities.

Operating and Development Activities. Production from the Molybdenum mines totaled 8 million pounds of molybdenum in both third-quarter 2018 and 2017, 26 million pounds for the first nine months of 2018 and 24 million pounds for the first nine months of 2017. Refer to “Consolidated Results” for our consolidated molybdenum operating data, which includes sales of molybdenum produced at our Molybdenum mines, and from our North America and South America copper mines, and refer to “Outlook” for projected consolidated molybdenum sales volumes.

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

Average unit net cash costs for our Molybdenum mines of $9.02 per pound of molybdenum in third-quarter 2018 and $8.64 per pound of molybdenum for the first nine months of 2018 were higher than average unit costs of $7.82 per pound of molybdenum in third-quarter 2017 and $7.52 per pound of molybdenum for the first nine months of 2017, primarily reflecting higher operating rates and costs associated with ramp-up activity. Based on current sales volume and cost estimates, average unit net cash costs for the Molybdenum mines are expected to approximate $8.80 per pound of molybdenum for the year 2018. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

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

Atlantic Copper smelts and refines copper concentrate and markets refined copper and precious metals in slimes. During the first nine months of 2018, Atlantic Copper’s concentrate purchases from our copper mining operations included 13 percent from our North America copper mines, 6 percent from our South America copper mining operations and 3 percent from our Indonesia mining operations, with the remainder purchased from third parties.

PT-FI’s contract with PT Smelting provides for PT-FI to supply 100 percent of the copper concentrate requirements (subject to a minimum or maximum rate) necessary for PT Smelting to produce 205,000 metric tons of copper annually on a priority basis. PT-FI may also sell copper concentrate to PT Smelting at market rates for quantities in excess of 205,000 metric tons of copper annually. During the first nine months of 2018, PT-FI supplied all of PT Smelting’s concentrate requirements.

We defer recognizing profits on sales from our mining operations to Atlantic Copper and on 25 percent of PT-FI’s sales to PT Smelting until final sales to third parties occur. Changes in these deferrals attributable to variability in intercompany volumes resulted in net (reductions) additions to net income attributable to common stock of $(24) million in third-quarter 2018, $24 million in third-quarter 2017, $(4) million for the first nine months of 2018 and less than $1 million for the first nine months of 2017. Our net deferred profits on our inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income attributable to common stock totaled $85 million at September 30, 2018. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices will result in variability in our net deferred profits and quarterly earnings.

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

Cash
Following is a summary of the U.S. and international components of consolidated cash and cash equivalents available to the parent company, net of noncontrolling interests’ share, taxes and other costs at September 30, 2018 (in billions):

Cash at domestic companies	$2.7
Cash at international operations	1.9
Total consolidated cash and cash equivalents	4.6
Noncontrolling interests’ share	(0.5)
Cash, net of noncontrolling interests’ share	4.1
Withholding taxes and other	(0.1)
Net cash available	$4.0
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

Debt
Following is a summary of our total debt and the related weighted-average interest rates at September 30, 2018 (in billions, except percentages):

		Weighted-
		Average
		Interest Rate
Senior Notes	$9.9	4.6%
Cerro Verde credit facility	1.2	4.1%
Total debt	$11.1	4.5%

At September 30, 2018, we had no borrowings, $13 million in letters of credit issued and availability of $3.5 billion under our revolving credit facility, which matures on April, 20, 2023.

Refer to Note 5 for further discussion of debt.

Operating Activities
We generated consolidated operating cash flows of $3.9 billion (net of $0.2 billion in working capital uses and timing of other tax payments) for the first nine months of 2018 and $3.0 billion (including $0.4 billion in working capital sources and timing of other tax payments) for the first nine months of 2017. Higher operating cash flows for the first nine months of 2018, compared to the first nine months of 2017, primarily reflect higher copper and gold sales volumes and higher copper prices.

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

Investing Activities
Capital Expenditures. Capital expenditures, including capitalized interest, totaled $1.4 billion for the first nine months of 2018, including $0.9 billion for major mining projects. Capital expenditures, including capitalized interest, totaled $1.0 billion for the first nine months of 2017, including $0.6 billion for major mining projects. Higher capital expenditures for the first nine months of 2018, compared with the first nine months of 2017, primarily reflect increased spending on major mining projects mostly associated with development of the Lone Star oxide project. Refer to “Outlook” for further discussion of projected capital expenditures for the year 2018.

Financing Activities
Debt Transactions. Net repayments of debt for the first nine months of 2018 totaled $1.9 billion, primarily consisting of $1.4 billion for senior notes due March 2018 and $454 million for senior notes due in 2022 and 2023. Refer to Note 5 for further discussion.

Net repayments of debt for the first nine months of 2017 totaled $1.2 billion primarily for the redemption and repayment of senior notes and the repayment of Cerro Verde’s shareholder loans, partly offset by the additional borrowings on Cerro Verde’s credit facility.

Dividends. In February 2018, the Board reinstated a cash dividend on our common stock. We paid dividends on our common stock totaling $145 million for the first nine months of 2018. On September 26, 2018, FCX declared a quarterly cash dividend of $0.05 per share, which was paid November 1, 2018, to shareholders of record as of October 15, 2018. The declaration of dividends is at the discretion of our Board and will depend upon our financial results, cash requirements, future prospects and other factors deemed relevant by our Board.

Common stock dividends of $2 million for the first nine months of 2017 related to accumulated dividends paid for vested stock-based compensation.

Cash dividends paid to noncontrolling interests totaled $241 million for the first nine months of 2018 and $67 million for the first nine months of 2017. These payments will vary based on the operating results and cash requirements of our consolidated subsidiaries.

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

Litigation and Other Contingencies
Other than as discussed in Note 8, there have been no material changes to our contingencies associated with legal proceedings, environmental and other matters since December 31, 2017. Refer to Note 12 and “Legal Proceedings” contained in Part I, Item 3. of our annual report on Form 10-K for the year ended December 31, 2017, as updated by Note 8 and Part II, Item 1. “Legal Proceedings” of our quarterly report on Form 10-Q for the quarters ended March 31, 2018, and September 30, 2018, for further information regarding legal proceedings, environmental and other matters.

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

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2018
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$971	$971	$93	$24	$1,088
Site production and delivery, before net noncash and other costs shown below	695	628	79	15	722
By-product credits	(90)	—	—	—	—
Treatment charges	35	34	—	1	35
Net cash costs	640	662	79	16	757
DD&A	88	80	6	2	88
Noncash and other costs, net	26	23	2	1	26
Total costs	754	765	87	19	871
Other revenue adjustments, primarily for pricing on prior period open sales	(7)	(7)	—	—	(7)
Gross profit	$210	$199	$6	$5	$210

Copper sales (millions of recoverable pounds)	350	350
Molybdenum sales (millions of recoverable pounds)[a]			8

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$2.77	$2.77	$11.54
Site production and delivery, before net noncash and other costs shown below	1.98	1.79	9.76
By-product credits	(0.26)	—	—
Treatment charges	0.10	0.10	—
Unit net cash costs	1.82	1.89	9.76
DD&A	0.25	0.23	0.80
Noncash and other costs, net	0.08	0.06	0.29
Total unit costs	2.15	2.18	10.85
Other revenue adjustments, primarily for pricing on prior period open sales	(0.02)	(0.02)	—
Gross profit per pound	$0.60	$0.57	$0.69

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	DD&A
Totals presented above	$1,088	$722	$88
Treatment charges	(6)	29	—
Noncash and other costs, net	—	26	—
Other revenue adjustments, primarily for pricing on prior period open sales	(7)	—	—
Eliminations and other	11	12	—
North America copper mines	1,086	789	88
Other mining[c]	4,544	2,996	352
Corporate, other & eliminations	(722)	(716)	18
As reported in FCX’s consolidated financial statements	$4,908	$3,069	$458

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.
Represents the combined total for our other mining operations, including South America mining, Indonesia mining, Molybdenum mines, Rod & Refining and Atlantic Copper Smelting & Refining, as presented in Note 9.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2017
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,011	$1,011	$62	$19	$1,092
Site production and delivery, before net noncash and other costs shown below	571	536	45	11	592
By-product credits	(60)	—	—	—	—
Treatment charges	39	38	—	1	39
Net cash costs	550	574	45	12	631
DD&A	96	90	4	2	96
Noncash and other costs, net	15	14	1	—	15
Total costs	661	678	50	14	742
Other revenue adjustments, primarily for pricing on prior period open sales	7	7	—	—	7
Gross profit	$357	$340	$12	$5	$357

Copper sales (millions of recoverable pounds)	345	345
Molybdenum sales (millions of recoverable pounds)[a]			8

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$2.92	$2.92	$7.59
Site production and delivery, before net noncash and other costs shown below	1.65	1.55	5.55
By-product credits	(0.17)	—	—
Treatment charges	0.11	0.11	—
Unit net cash costs	1.59	1.66	5.55
DD&A	0.28	0.27	0.49
Noncash and other costs, net	0.04	0.04	0.06
Total unit costs	1.91	1.97	6.10
Other revenue adjustments, primarily for pricing on prior period open sales	0.03	0.03	—
Gross profit per pound	$1.04	$0.98	$1.49

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	DD&A
Totals presented above	$1,092	$592	$96
Treatment charges	(8)	31	—
Noncash and other costs, net	—	15	—
Other revenue adjustments, primarily for pricing on prior period open sales	7	—	—
Eliminations and other	14	14	—
North America copper mines	1,105	652	96
Other mining[c]	3,909	2,896	299
Corporate, other & eliminations	(704)	(754)	23
As reported in FCX’s consolidated financial statements	$4,310	$2,794	$418

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.
Represents the combined total for our other mining operations, including South America mining, Indonesia mining, Molybdenum mines, Rod & Refining and Atlantic Copper Smelting & Refining, as presented in Note 9.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Nine Months Ended September 30, 2018
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$3,301	$3,301	$260	$69	$3,630
Site production and delivery, before net noncash
and other costs shown below	2,100	1,933	202	39	2,174
By-product credits	(255)	—	—	—	—
Treatment charges	109	105	—	4	109
Net cash costs	1,954	2,038	202	43	2,283
DD&A	273	250	17	6	273
Noncash and other costs, net	68	63	4	1	68
Total costs	2,295	2,351	223	50	2,624
Other revenue adjustments, primarily for pricing
on prior period open sales	(5)	(5)	—	—	(5)
Gross profit	$1,001	$945	$37	$19	$1,001

Copper sales (millions of recoverable pounds)	1,094	1,094
Molybdenum sales (millions of recoverable pounds)[a]			23

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$3.02	$3.02	$11.53
Site production and delivery, before net noncash
and other costs shown below	1.92	1.76	8.93
By-product credits	(0.23)	—	—
Treatment charges	0.10	0.10	—
Unit net cash costs	1.79	1.86	8.93
DD&A	0.25	0.23	0.76
Noncash and other costs, net	0.06	0.06	0.18
Total unit costs	2.10	2.15	9.87
Other revenue adjustments, primarily for pricing
on prior period open sales	(0.01)	(0.01)	—
Gross profit per pound	$0.91	$0.86	$1.66

Reconciliation to Amounts Reported
(In millions)
		Production
	Revenues	and Delivery	DD&A
Totals presented above	$3,630	$2,174	$273
Treatment charges	(19)	90	—
Noncash and other costs, net	—	68	—
Other revenue adjustments, primarily for pricing
on prior period open sales	(5)	—	—
Eliminations and other	35	37	1
North America copper mines	3,641	2,369	274
Other mining[c]	13,799	9,049	1,024
Corporate, other & eliminations	(2,496)	(2,626)	53
As reported in FCX’s consolidated financial statements	$14,944	$8,792	$1,351

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.
Represents the combined total for our other mining operations, including South America mining, Indonesia mining, Molybdenum mines, Rod & Refining and Atlantic Copper Smelting & Refining, as presented in Note 9.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Nine Months Ended September 30, 2017
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$3,091	$3,091	$184	$62	$3,337
Site production and delivery, before net noncash
and other costs shown below	1,777	1,672	136	34	1,842
By-product credits	(181)	—	—	—	—
Treatment charges	121	116	—	5	121
Net cash costs	1,717	1,788	136	39	1,963
DD&A	329	309	14	6	329
Noncash and other costs, net	67	65	1	1	67
Total costs	2,113	2,162	151	46	2,359
Other revenue adjustments, primarily for pricing
on prior period open sales	4	4	—	—	4
Gross profit	$982	$933	$33	$16	$982

Copper sales (millions of recoverable pounds)	1,127	1,127
Molybdenum sales (millions of recoverable pounds)[a]			25

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$2.74	$2.74	$7.57
Site production and delivery, before net noncash
and other costs shown below	1.57	1.49	5.59
By-product credits	(0.16)	—	—
Treatment charges	0.11	0.10	—
Unit net cash costs	1.52	1.59	5.59
DD&A	0.29	0.27	0.56
Noncash and other costs, net	0.06	0.06	0.06
Total unit costs	1.87	1.92	6.21
Other revenue adjustments, primarily for pricing
on prior period open sales	—	—	—
Gross profit per pound	$0.87	$0.82	$1.36

Reconciliation to Amounts Reported
(In millions)		Production
	Revenues	and Delivery	DD&A
Totals presented above	$3,337	$1,842	$329
Treatment charges	(36)	85	—
Noncash and other costs, net	—	67	—
Other revenue adjustments, primarily for pricing
on prior period open sales	4	—	—
Eliminations and other	43	44	1
North America copper mines	3,348	2,038	330
Other mining[c]	10,270	7,751	850
Corporate, other & eliminations	(2,256)	(2,327)	77
As reported in FCX’s consolidated financial statements	$11,362	$7,462	$1,257

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.
Represents the combined total for our other mining operations, including South America mining, Indonesia mining, Molybdenum mines, Rod & Refining and Atlantic Copper Smelting & Refining, as presented in Note 9.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2018
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$911		$911	$88	$999
Site production and delivery, before net noncash
and other costs shown below	599	[b]	549	62	611
By-product credits	(76)		—	—	—
Treatment charges	65		65	—	65
Royalty on metals	2		2	—	2
Net cash costs	590		616	62	678
DD&A	142		130	12	142
Noncash and other costs, net	14		14	—	14
Total costs	746		760	74	834
Other revenue adjustments, primarily for pricing
on prior period open sales	(52)		(52)	—	(52)
Gross profit	$113		$99	$14	$113

Copper sales (millions of recoverable pounds)	326		326

Gross profit per pound of copper:

Revenues, excluding adjustments	$2.80		$2.80
Site production and delivery, before net noncash
and other costs shown below	1.84	[b]	1.70
By-product credits	(0.23)		—
Treatment charges	0.20		0.20
Royalty on metals	—		—
Unit net cash costs	1.81		1.90
DD&A	0.44		0.40
Noncash and other costs, net	0.04		0.04
Total unit costs	2.29		2.34
Other revenue adjustments, primarily for pricing
on prior period open sales	(0.16)		(0.16)
Gross profit per pound	$0.35		$0.30

Reconciliation to Amounts Reported
(In millions)
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$999		$611	$142
Treatment charges	(65)		—	—
Royalty on metals	(2)		—	—
Noncash and other costs, net	—		14	—
Other revenue adjustments, primarily for pricing
on prior period open sales	(52)		—	—
Eliminations and other	—		(1)	—
South America mining	880		624	142
Other mining[c]	4,750		3,161	298
Corporate, other & eliminations	(722)		(716)	18
As reported in FCX’s consolidated financial statements	$4,908		$3,069	$458

a.
Includes silver sales of 1.2 million ounces ($14.74 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.	Includes charges totaling $69 million ($0.21 per pound of copper) for Cerro Verde's new three-year CLA .

c.
Represents the combined total for our other mining operations, including North America copper mines, Indonesia mining, Molybdenum mines, Rod & Refining and Atlantic Copper Smelting & Refining, as presented in Note 9.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2017
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$965		$965	$75	$1,040
Site production and delivery, before net noncash
and other costs shown below	524		490	46	536
By-product credits	(63)		—	—	—
Treatment charges	73		73	—	73
Royalty on metals	2		2	—	2
Net cash costs	536		565	46	611
DD&A	134		125	9	134
Noncash and other costs, net	225	[b]	207	18	225
Total costs	895		897	73	970
Other revenue adjustments, primarily for pricing
on prior period open sales	59		59	—	59
Gross profit	$129		$127	$2	$129

Copper sales (millions of recoverable pounds)	327		327

Gross profit per pound of copper:

Revenues, excluding adjustments	$2.95		$2.95
Site production and delivery, before net noncash
and other costs shown below	1.60		1.50
By-product credits	(0.19)		—
Treatment charges	0.22		0.22
Royalty on metals	0.01		0.01
Unit net cash costs	1.64		1.73
DD&A	0.41		0.38
Noncash and other costs, net	0.69	[b]	0.63
Total unit costs	2.74		2.74
Other revenue adjustments, primarily for pricing
on prior period open sales	0.18		0.18
Gross profit per pound	$0.39		$0.39

Reconciliation to Amounts Reported
(In millions)			Production
	Revenues		and Delivery	DD&A
Totals presented above	$1,040		$536	$134
Treatment charges	(73)		—	—
Royalty on metals	(2)		—	—
Noncash and other costs, net	—		225	—
Other revenue adjustments, primarily for pricing
on prior period open sales	59		—	—
Eliminations and other	(1)		(2)	—
South America mining	1,023		759	134
Other mining[c]	3,991		2,789	261
Corporate, other & eliminations	(704)		(754)	23
As reported in FCX’s consolidated financial statements	$4,310		$2,794	$418

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

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Nine Months Ended September 30, 2018
(In millions)		By-Product		Co-Product Method
		Method		Copper	Other[a]	Total
Revenues, excluding adjustments		$2,718		$2,718	$255	$2,973
Site production and delivery, before net noncash
and other costs shown below		1,668	[b]	1,540	163	1,703
By-product credits		(220)		—	—	—
Treatment charges		182		182	—	182
Royalty on metals		6		5	1	6
Net cash costs		1,636		1,727	164	1,891
DD&A		402		368	34	402
Noncash and other costs, net		46		46	—	46
Total costs		2,084		2,141	198	2,339
Other revenue adjustments, primarily for pricing
on prior period open sales		(37)		(37)	—	(37)
Gross profit		$597		$540	$57	$597

Copper sales (millions of recoverable pounds)		928		928

Gross profit per pound of copper:

Revenues, excluding adjustments		$2.93		$2.93
Site production and delivery, before net noncash
and other costs shown below		1.80	[b]	1.66
By-product credits		(0.24)		—
Treatment charges		0.20		0.20
Royalty on metals		—		—
Unit net cash costs		1.76		1.86
DD&A		0.44		0.40
Noncash and other costs, net		0.05		0.05
Total unit costs		2.25		2.31
Other revenue adjustments, primarily for pricing
on prior period open sales		(0.04)		(0.04)
Gross profit per pound		$0.64		$0.58

Reconciliation to Amounts Reported
(In millions)				Production
		Revenues		and Delivery	DD&A
Totals presented above		$2,973		$1,703	$402
Treatment charges		(182)		—	—
Royalty on metals		(6)		—	—
Noncash and other costs, net		—		46	—
Other revenue adjustments, primarily for pricing
on prior period open sales		(37)		—	—
Eliminations and other		(1)		(4)	—
South America mining		2,747		1,745	402
Other mining[c]	—	14,693		9,673	896
Corporate, other & eliminations	—	(2,496)		(2,626)	53
As reported in FCX’s consolidated financial statements		$14,944		$8,792	$1,351

a.
Includes silver sales of 3.2 million ounces ($15.84 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.	Includes charges totaling $69 million ($0.07 per pound of copper) for Cerro Verde's new three-year CLA.

c.
Represents the combined total for our other mining operations, including North America copper mines, Indonesia mining, Molybdenum mines, Rod & Refining and Atlantic Copper Smelting & Refining, as presented in Note 9.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Nine Months Ended September 30, 2017
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$2,605		$2,605	$190	$2,795
Site production and delivery, before net noncash
and other costs shown below	1,429		1,340	123	1,463
By-product credits	(156)		—	—	—
Treatment charges	204		204	—	204
Royalty on metals	6		5	1	6
Net cash costs	1,483		1,549	124	1,673
DD&A	392		365	27	392
Noncash and other costs, net	234	[b]	217	17	234
Total costs	2,109		2,131	168	2,299
Other revenue adjustments, primarily for pricing
on prior period open sales	40		40	—	40
Gross profit	$536		$514	$22	$536

Copper sales (millions of recoverable pounds)	923		923

Gross profit per pound of copper:

Revenues, excluding adjustments	$2.82		$2.82
Site production and delivery, before net noncash
and other costs shown below	1.55		1.45
By-product credits	(0.17)		—
Treatment charges	0.22		0.22
Royalty on metals	0.01		0.01
Unit net cash costs	1.61		1.68
DD&A	0.42		0.40
Noncash and other costs, net	0.25	[b]	0.23
Total unit costs	2.28		2.31
Other revenue adjustments, primarily for pricing
on prior period open sales	0.04		0.04
Gross profit per pound	$0.58		$0.55

Reconciliation to Amounts Reported
(In millions)			Production
	Revenues		and Delivery	DD&A
Totals presented above	$2,795		$1,463	$392
Treatment charges	(204)		—	—
Royalty on metals	(6)		—	—
Noncash and other costs, net	—		234	—
Other revenue adjustments, primarily for pricing
on prior period open sales	40		—	—
Eliminations and other	1		(2)	—
South America mining	2,626		1,695	392
Other mining[c]	10,992		8,094	788
Corporate, other & eliminations	(2,256)		(2,327)	77
As reported in FCX’s consolidated financial statements	$11,362		$7,462	$1,257

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

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash (Credits) Costs

Three Months Ended September 30, 2018
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$1,036	$1,036	$989	$17	$2,042
Site production and delivery, before net noncash
and other costs shown below	514	261	249	4	514
Gold and silver credits	(1,001)	—	—	—	—
Treatment charges	98	50	48	—	98
Export duties	52	26	25	1	52
Royalty on metals	73	35	37	1	73
Net cash (credits) costs	(264)	372	359	6	737
DD&A	181	92	87	2	181
Noncash and other costs, net	14	7	7	—	14
Total (credits) costs	(69)	471	453	8	932
Other revenue adjustments, primarily for pricing
on prior period open sales	(50)	(50)	(5)	—	(55)
PT Smelting intercompany profit	6	3	3	—	6
Gross profit	$1,061	$518	$534	$9	$1,061

Copper sales (millions of recoverable pounds)	368	368
Gold sales (thousands of recoverable ounces)			831

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$2.81	$2.81	$1,191
Site production and delivery, before net noncash
and other costs shown below	1.40	0.71	300
Gold and silver credits	(2.72)	—	—
Treatment charges	0.26	0.13	57
Export duties	0.14	0.07	30
Royalty on metals	0.20	0.10	45
Unit net cash (credits) costs	(0.72)	1.01	432
DD&A	0.49	0.25	105
Noncash and other costs, net	0.04	0.02	8
Total unit (credits) costs	(0.19)	1.28	545
Other revenue adjustments, primarily for pricing
on prior period open sales	(0.14)	(0.14)	(7)
PT Smelting intercompany profit	0.02	0.02	3
Gross profit per pound/ounce	$2.88	$1.41	$642

Reconciliation to Amounts Reported
(In millions)		Production
	Revenues	and Delivery	DD&A
Totals presented above	$2,042	$514	$181
Treatment charges	(98)	—	—
Export duties	(52)	—	—
Royalty on metals	(73)	—	—
Noncash and other costs, net	—	14	—
Other revenue adjustments, primarily for pricing
prior period open sales	(55)	—	—
PT Smelting intercompany profit	—	(6)	—
Indonesia mining	1,764	522	181
Other mining[b]	3,866	3,263	259
Corporate, other & eliminations	(722)	(716)	18
As reported in FCX’s consolidated financial statements	$4,908	$3,069	$458

a.	Includes silver sales of 1.2 million ounces ($14.10 per ounce average realized price).

b.
Represents the combined total for our other mining operations, including North America copper mines, South America mining, Molybdenum mines, Rod & Refining and Atlantic Copper Smelting & Refining, as presented in Note 9.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2017
(In millions)	By-Product		Co-Product Method
	Method		Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$762		$762	$453	$11	$1,226
Site production and delivery, before net noncash
and other costs shown below	365		226	135	4	365
Gold and silver credits	(466)		—	—	—	—
Treatment charges	71		44	26	1	71
Export duties	21		13	8	—	21
Royalty on metals	43		26	17	—	43
Net cash costs	34		309	186	5	500
DD&A	136		85	50	1	136
Noncash and other costs, net	24	[b]	15	9	—	24
Total costs	194		409	245	6	660
Revenue adjustments, primarily for pricing on
prior period open sales	28		28	2	—	30
PT Smelting intercompany loss	(18)		(11)	(7)	—	(18)
Gross profit	$578		$370	$203	$5	$578

Copper sales (millions of recoverable pounds)	258		258
Gold sales (thousands of recoverable ounces)				352

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$2.95		$2.95	$1,290
Site production and delivery, before net noncash
and other costs shown below	1.41		0.88	384
Gold and silver credits	(1.80)		—	—
Treatment charges	0.27		0.17	74
Export duties	0.08		0.05	22
Royalty on metals	0.17		0.10	48
Unit net cash costs	0.13		1.20	528
DD&A	0.53		0.33	143
Noncash and other costs, net	0.09	[b]	0.06	25
Total unit costs	0.75		1.59	696
Revenue adjustments, primarily for pricing on
prior period open sales	0.11		0.11	4
PT Smelting intercompany loss	(0.07)		(0.04)	(19)
Gross profit per pound/ounce	$2.24		$1.43	$579

Reconciliation to Amounts Reported
(In millions)			Production
	Revenues		and Delivery	DD&A
Totals presented above	$1,226		$365	$136
Treatment charges	(71)		—	—
Export duties	(21)		—	—
Royalty on metals	(43)		—	—
Noncash and other costs, net	—		24	—
Revenue adjustments, primarily for pricing on
prior period open sales	30		—	—
PT Smelting intercompany loss	—		18	—
Indonesia mining	1,121		407	136
Other mining[c]	3,893		3,141	259
Corporate, other & eliminations	(704)		(754)	23
As reported in FCX’s consolidated financial statements	$4,310		$2,794	$418

a.	Includes silver sales of 666 thousand ounces ($16.64 per ounce average realized price).

b.	Includes $9 million ($0.03 per pound of copper) of costs charged directly to production and delivery costs as a result of the impact of workforce reductions.

c.
Represents the combined total for our other mining operations, including North America copper mines, South America mining, Molybdenum mines, Rod & Refining and Atlantic Copper Smelting & Refining, as presented in Note 9.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash (Credits) Costs

Nine Months Ended September 30, 2018
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$2,935	$2,935	$2,628	$53	$5,616
Site production and delivery, before net noncash
and other costs shown below	1,367	715	640	12	1,367
Gold and silver credits	(2,698)	—	—	—	—
Treatment charges	258	135	121	2	258
Export duties	153	80	71	2	153
Royalty on metals	211	108	101	2	211
Net cash (credits) costs	(709)	1,038	933	18	1,989
DD&A	534	279	250	5	534
Noncash and other costs, net	25	13	12	—	25
Total (credits) costs	(150)	1,330	1,195	23	2,548
Other revenue adjustments, primarily for pricing
on prior period open sales	(34)	(34)	17	—	(17)
PT Smelting intercompany loss	(12)	(6)	(6)	—	(12)
Gross profit	$3,039	$1,565	$1,444	$30	$3,039

Copper sales (millions of recoverable pounds)	1,003	1,003
Gold sales (thousands of recoverable ounces)			2,105

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$2.93	$2.93	$1,248
Site production and delivery, before net noncash
and other costs shown below	1.36	0.71	304
Gold and silver credits	(2.69)	—	—
Treatment charges	0.26	0.13	57
Export duties	0.15	0.08	34
Royalty on metals	0.21	0.11	48
Unit net cash (credits) costs	(0.71)	1.03	443
DD&A	0.53	0.28	119
Noncash and other costs, net	0.03	0.01	6
Total unit (credits) costs	(0.15)	1.32	568
Other revenue adjustments, primarily for pricing
on prior period open sales	(0.04)	(0.04)	8
PT Smelting intercompany loss	(0.01)	(0.01)	(2)
Gross profit per pound/ounce	$3.03	$1.56	$686

Reconciliation to Amounts Reported
(In millions)		Production
	Revenues	and Delivery	DD&A
Totals presented above	$5,616	$1,367	$534
Treatment charges	(258)	—	—
Export duties	(153)	—	—
Royalty on metals	(211)	—	—
Noncash and other costs, net	—	25	—
Other revenue adjustments, primarily for pricing
on prior period open sales	(17)	—	—
PT Smelting intercompany loss	—	12	—
Indonesia mining	4,977	1,404	534
Other mining[b]	12,463	10,014	764
Corporate, other & eliminations	(2,496)	(2,626)	53
As reported in FCX’s consolidated financial statements	$14,944	$8,792	$1,351

a.	Includes silver sales of 3.5 million ounces ($15.25 per ounce average realized price).

b.
Represents the combined total for our other mining operations, including North America copper mines, South America mining, Molybdenum mines, Rod & Refining and Atlantic Copper Smelting & Refining, as presented in Note 9.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Nine Months Ended September 30, 2017
(In millions)	By-Product		Co-Product Method
	Method		Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$1,772		$1,772	$1,206	$32	$3,010
Site production and delivery, before net noncash
and other costs shown below	1,067		629	427	11	1,067
Gold and silver credits	(1,247)		—	—	—	—
Treatment charges	170		100	68	2	170
Export duties	62		36	25	1	62
Royalty on metals	106		60	45	1	106
Net cash costs	158		825	565	15	1,405
DD&A	372		219	149	4	372
Noncash and other costs, net	140	[b]	82	56	2	140
Total costs	670		1,126	770	21	1,917
Other revenue adjustments, primarily for pricing
on prior period open sales	39		39	9	—	48
PT Smelting intercompany loss	(17)		(10)	(7)	—	(17)
Gross profit	$1,124		$675	$438	$11	$1,124

Copper sales (millions of recoverable pounds)	630		630
Gold sales (thousands of recoverable ounces)				956

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$2.81		$2.81	$1,261
Site production and delivery, before net noncash
and other costs shown below	1.70		1.00	447
Gold and silver credits	(1.98)		—	—
Treatment charges	0.27		0.16	71
Export duties	0.10		0.06	26
Royalty on metals	0.16		0.09	47
Unit net cash costs	0.25		1.31	591
DD&A	0.59		0.35	156
Noncash and other costs, net	0.22	[b]	0.13	58
Total unit costs	1.06		1.79	805
Other revenue adjustments, primarily for pricing
on prior period open sales	0.06		0.06	9
PT Smelting intercompany loss	(0.03)		(0.01)	(7)
Gross profit per pound/ounce	$1.78		$1.07	$458

Reconciliation to Amounts Reported
(In millions)			Production
	Revenues		and Delivery	DD&A
Totals presented above	$3,010		$1,067	$372
Treatment charges	(170)		—	—
Export duties	(62)		—	—
Royalty on metals	(106)		—	—
Noncash and other costs, net	—		140	—
Other revenue adjustments, primarily for pricing
on prior period open sales	48		—	—
PT Smelting intercompany loss	—		17	—
Indonesia mining	2,720		1,224	372
Other mining[c]	10,898		8,565	808
Corporate, other & eliminations	(2,256)		(2,327)	77
As reported in FCX’s consolidated financial statements	$11,362		$7,462	$1,257

a.	Includes silver sales of 1.9 million ounces ($16.70 per ounce average realized price).

b.	Includes $112 million ($0.18 per pound of copper) of costs charged directly to production and delivery costs as a result of workforce reductions.

c.
Represents the combined total for our other mining operations, including North America copper mines, South America mining, Molybdenum mines, Rod & Refining and Atlantic Copper Smelting & Refining, as presented in Note 9.

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Three Months Ended September 30,
(In millions)	2018	2017

Revenues, excluding adjustments[a]	$109	$72
Site production and delivery, before net noncash and other costs shown below	73	55
Treatment charges and other	8	7
Net cash costs	81	62
DD&A	20	20
Noncash and other costs, net	3	2
Total costs	104	84
Gross profit (loss)	$5	$(12)

Molybdenum sales (millions of recoverable pounds)[a]	8	8

Gross profit (loss) per pound of molybdenum:

Revenues, excluding adjustments[a]	$12.17	$9.02
Site production and delivery, before net noncash and other costs shown below	8.17	6.97
Treatment charges and other	0.85	0.85
Unit net cash costs	9.02	7.82
DD&A	2.18	2.44
Noncash and other costs, net	0.39	0.28
Total unit costs	11.59	10.54
Gross profit (loss) per pound	$0.58	$(1.52)

Reconciliation to Amounts Reported
(In millions)

		Production
Three Months Ended September 30, 2018	Revenues	and Delivery	DD&A
Totals presented above	$109	$73	$20
Treatment charges and other	(8)	—	—
Noncash and other costs, net	—	3	—
Molybdenum mines	101	76	20
Other mining[b]	5,529	3,709	420
Corporate, other & eliminations	(722)	(716)	18
As reported in FCX’s consolidated financial statements	$4,908	$3,069	$458

Three Months Ended September 30, 2017
Totals presented above	$72	$55	$20
Treatment charges and other	(7)	—	—
Noncash and other costs, net	—	2	—
Molybdenum mines	65	57	20
Other mining[b]	4,949	3,491	375
Corporate, other & eliminations	(704)	(754)	23
As reported in FCX’s consolidated financial statements	$4,310	$2,794	$418

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

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Nine Months Ended September 30,
(In millions)	2018	2017

Revenues, excluding adjustments[a]	$330	$220
Site production and delivery, before net noncash and other costs shown below	209	162
Treatment charges and other	23	21
Net cash costs	232	183
DD&A	60	58
Noncash and other costs, net	5	5
Total costs	297	246
Gross profit (loss)	$33	$(26)

Molybdenum sales (millions of recoverable pounds)[a]	26	24

Gross profit (loss) per pound of molybdenum:

Revenues, excluding adjustments[a]	$12.31	$9.05
Site production and delivery, before net noncash and other costs shown below	7.79	6.67
Treatment charges and other	0.85	0.85
Unit net cash costs	8.64	7.52
DD&A	2.22	2.38
Noncash and other costs, net	0.20	0.23
Total unit costs	11.06	10.13
Gross profit (loss) per pound	$1.25	$(1.08)

Reconciliation to Amounts Reported
(In millions)

		Production
Nine Months Ended September 30, 2018	Revenues	and Delivery	DD&A
Totals presented above	$330	$209	$60
Treatment charges and other	(23)	—	—
Noncash and other costs, net	—	5	—
Molybdenum mines	307	214	60
Other mining[b]	17,133	11,204	1,238
Corporate, other & eliminations	(2,496)	(2,626)	53
As reported in FCX’s consolidated financial statements	$14,944	$8,792	$1,351

Nine Months Ended September 30, 2017
Totals presented above	$220	$162	$58
Treatment charges and other	(21)	—	—
Noncash and other costs, net	—	5	—
Molybdenum mines	199	167	58
Other mining[b]	13,419	9,622	1,122
Corporate, other & eliminations	(2,256)	(2,327)	77
As reported in FCX’s consolidated financial statements	$11,362	$7,462	$1,257

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

CAUTIONARY STATEMENT

Our discussion and analysis contains forward-looking statements in which we discuss our potential future performance. Forward-looking statements are all statements other than statements of historical facts, such as projections or expectations relating to ore grades and milling rates, production and sales volumes, unit net cash costs, operating cash flows, capital expenditures, expectations related to the pending transaction between us, PT-FI, PT-II and PT Inalum, including, but not limited to, replication of the economics of the revenue and cost sharing arrangements under the Joint Venture pursuant to a dividend assignment mechanism, our continued management of PT-FI’s operations, the expected timing of completion of the pending transaction, exploration efforts and results, development and production activities and costs, liquidity, tax rates, the impact of copper, gold and molybdenum price changes, the impact of deferred intercompany profits on earnings, reserve estimates, future dividend payments, and share purchases and sales. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “targets,” “intends,” “likely,” “will,” “should,” “to be,” “potential” and any similar expressions are intended to identify those assertions as forward-looking statements. The declaration of dividends is at the discretion of the Board and will depend on our financial results, cash requirements, future prospects, and other factors deemed relevant by the Board.

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, supply of and demand for, and prices of, copper, gold and molybdenum; mine sequencing; production rates; potential inventory adjustments; potential impairment of long-lived mining assets; the ability to satisfy conditions to close the pending PT-FI transaction, including, but not limited to, the documentation and issuance by the Indonesian government of an IUPK providing for the extension and stability of PT-FI’s long-term mining rights with assured legal and fiscal terms and legal enforceability through 2041 in a form acceptable to us and PT Inalum, resolution of environmental regulatory matters that include amendments satisfactory to us, the Indonesian government and PT Inalum, various other Indonesian regulatory actions and approvals, including modification or revocation of current regulations and the implementation of new regulations by the Indonesian government and assurances or approvals by Indonesian tax authorities with respect to the pending transaction and receipt of customary regulatory approvals from international competition authorities; obtaining an extension of PT-FI’s temporary IUPK after November 30, 2018; the potential effects of violence in Indonesia generally and in the province of Papua; industry risks; regulatory changes; political risks; labor relations; weather- and climate-related risks; environmental risks; litigation results (including the outcome of Cerro Verde’s royalty dispute with the Peruvian national tax authority); and other factors described in more detail in Part I, Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2017, and Part II, Item 1A. “Risk Factors” of our subsequent quarterly reports on Form 10-Q, filed with the SEC.

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

There have been no material changes in our market risks during the nine-month period ended September 30, 2018. For additional information on market risks, refer to “Disclosures About Market Risks” included in Part II, Items 7. and 7A. of our annual report on Form 10-K for the year ended December 31, 2017. For projected sensitivities of our operating cash flow to changes in commodity prices, refer to “Outlook” in Part I, Item 2. of this quarterly report on Form 10-Q for the period ended September 30, 2018; for projected sensitivities of our provisionally priced copper sales to changes in commodity prices refer to “Consolidated Results – Revenues” in Part I, Item 2. of this quarterly report on Form 10-Q for the period ended September 30, 2018.

Item 4.	Controls and Procedures.

(a)
Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective as of September 30, 2018.

(b)
Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management does not believe, based on currently available information, that the outcome of any proceeding reported in our annual report on Form 10-K for the year ended December 31, 2017, as updated in our subsequent filings, will have a material adverse effect on our financial condition; although individual outcomes could be material to our operating results for a particular period, depending on the nature and magnitude of the outcome and the operating results for the period.

Item 1A. Risk Factors.

The following updates the risk factor titled “Development projects are inherently risky and may require more capital than anticipated, which could adversely affect our business,” which was included in our annual report on Form 10-K for the year ended December 31, 2017, and was amended and restated in our quarterly report on Form 10-Q for the quarter ended June 30, 2018:

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
During second-quarter 2018, PT Freeport Indonesia (PT-FI) initiated plans to conduct hydraulic fracturing activities to manage rock stresses and pre-condition the DMLZ underground mine for large-scale production following mining induced seismic activity experienced in 2017 and 2018. Hydraulic fracturing activities designed to safely manage production commenced in third-quarter 2018. PT-FI’s revised mine plans for the DMLZ underground mine, which continue to be reviewed, currently project block cave mining activities in the DMLZ underground mine to commence in mid-2019. PT-FI expects the DMLZ to reach full production rates of 80,000 metric tons per day in 2022. Estimates of timing of future production continue to be reviewed and may be modified as additional information becomes available.

In addition, the economic feasibility of development projects is based on many factors, including the accuracy of estimated reserves, estimated capital and operating costs, and estimated future prices of the relevant commodity. Consolidated capital expenditures are expected to approximate $2.0 billion for the year 2018, including $1.2 billion for major mining projects primarily associated with underground development activities in the Grasberg minerals district and development of the Lone Star oxide project. Refer to the risk factor “Because our Grasberg mining operation in Indonesia is a significant operating asset, our business may continue to be adversely affected by political, economic and social uncertainties in Indonesia” for further discussion of regulatory matters in Indonesia that may impact future investments in PT-FI’s underground development projects. The capital expenditures and time required to develop new mines or other projects are considerable, and changes in costs or timing can adversely affect project economics.

New development projects have no operating history upon which to base estimates of future cash flow. The actual costs, production rates and economic returns of our development projects may differ materially from our estimates, which may have a material adverse impact on our cash flows, results of operations and financial condition.

Except as described above, there have been no material changes to our risk factors during the nine-month period ended September 30, 2018. For additional information on risk factors, refer to Part I, Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended September 30, 2018.

There were no shares of common stock purchased by us during the three months ended September 30, 2018. On July 21, 2008, our Board of Directors approved an increase in our open-market share purchase program for up to 30 million shares. There have been no purchases under this program since 2008. This program does not have an expiration date. At September 30, 2018, there were 23.7 million shares that could still be purchased under the program.

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

Item 6.	Exhibits.

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
2.1	PTFI Divestment Agreement dated as of September 27, 2018 among FCX, International Support LLC, PT Freeport Indonesia, PT Indocopper Investama and PT Indonesia Asahan Aluminium (Persero). (*)	X
3.1	Amended and Restated Certificate of Incorporation of FCX, effective as of June 8, 2016.		8-K	001-11307-01	6/9/2016
3.2	Amended and Restated By-Laws of FCX, effective as of June 8, 2016.		8-K	001-11307-01	6/9/2016
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

(*) The registrant agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon the request of the SEC in accordance with Item 601(b)(2) of Regulation S-K.

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

Date:  November 9, 2018

S-1