Form 10-K
period 2018-12-31
FREEPORT-MCMORAN INC
filed 2019-02-15
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act  ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                         ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
☑ Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                             ☐ Yes ☑ No
The aggregate market value of common stock held by non-affiliates of the registrant was $22.4 billion on June 30, 2018.
Common stock issued and outstanding was 1,449,058,885 shares on January 31, 2019, and 1,448,998,940 shares on June 30, 2018.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for our 2019 annual meeting of stockholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

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

On December 21, 2018, we completed the transaction with the Indonesian government regarding PT-FI’s long-term mining rights and share ownership. We expect our share of future cash flows of the expanded PT-FI asset base, combined with the cash proceeds received in the transaction, to be comparable to our share of anticipated future cash flows under PT-FI’s former Contract of Work (COW) and joint venture arrangements with Rio Tinto plc (Rio Tinto Joint Venture).

As a result of the transaction, PT Indonesia Asahan Aluminium’s (Persero) (PT Inalum), an Indonesian state-owned enterprise, and PT Indonesia Papua Metal Dan Mineral’s (PTI - formerly known as PT Indocopper Investama) collective share ownership of PT-FI totals 51.24 percent and our share ownership is 48.76 percent. The arrangements provide for us and the other pre-transaction PT-FI shareholders to retain the economics of the revenue and cost sharing arrangements under the former Rio Tinto Joint Venture. As a result, our economic interest in PT-FI, including our share of PT-FI's net income, is expected to approximate 81 percent from 2019 through 2022. Refer to Note 2 for further discussion of the PT-FI divestment transaction.

We, PT-FI, PTI and PT Inalum also entered into a shareholders agreement at closing, which includes provisions related to the governance and management of PT-FI, and establishes our control over the management of PT-FI's operations. Concurrent with closing the transaction, the Indonesian government granted PT-FI a new special mining license (IUPK) to replace its former COW, enabling PT-FI to conduct operations in the Grasberg minerals district through 2041. Under the terms of the IUPK, PT-FI has been granted an extension of mining rights through 2031, with rights to extend mining rights through 2041, subject to PT-FI completing the construction of a new smelter in Indonesia within five years of closing the transaction and fulfilling its defined fiscal obligations to the Indonesian government. Refer to Note 13 and Item 1A. “Risk Factors” for further discussion of PT-FI’s IUPK.

During the three years ended December 31, 2018, we have taken actions to restore our balance sheet strength through a combination of asset sale and capital market transactions, which primarily occurred during 2016. Refer to Notes 2 and 10 for further discussion of these transactions. These actions, combined with cash flow from operations, resulted in net reductions of debt totaling $9.3 billion during the three years ended December 31, 2018.

Following are our ownership interests at December 31, 2018, in operating mines through our subsidiaries, Freeport Minerals Corporation (FMC) and PT-FI:

FCX
100%
48.76%[a]
FMC
PT-FI
100%
Varying Interests
North America:
Morenci[b]
Bagdad
Safford
Sierrita
Miami
Chino
Tyrone
Henderson
Climax
South America:
Cerro Verde (53.56%)
El Abra (51%)
Indonesia:
Grasberg minerals district

a.
Prior to December 21, 2018, we owned 90.64 percent of PT-FI and PT-FI had an unincorporated joint venture with Rio Tinto. Refer to Note 2 for further discussion of the PT-FI divestment transaction and Note 3 for discussion of the former Rio Tinto Joint Venture.

b.	FMC has a 72 percent undivided interest in Morenci via an unincorporated joint venture. Refer to Note 3 for further discussion.

At December 31, 2018, our estimated consolidated recoverable proven and probable mineral reserves totaled 119.6 billion pounds of copper, 30.8 million ounces of gold and 3.78 billion pounds of molybdenum. Following is a summary of our estimated consolidated recoverable proven and probable mineral reserves at December 31, 2018, by geographic location (refer to “Mining Operations” for further discussion):

	Copper	Gold	Molybdenum
North America	42%	2%	81%	[a]
South America	28	—	19
Indonesia	30	98	—
	100%	100%	100%

a.	Our Henderson and Climax molybdenum mines contain 20 percent of our estimated consolidated recoverable proven and probable molybdenum reserves, and our North America copper mines contain 61 percent.

In North America, we operate seven copper mines - Morenci, Bagdad, Safford, Sierrita and Miami in Arizona, and Chino and Tyrone in New Mexico, and two molybdenum mines - Henderson and Climax in Colorado. In addition to copper, certain of our North America copper mines also produce molybdenum concentrate, gold and silver. In South America, we operate two copper mines - Cerro Verde in Peru and El Abra in Chile. In addition to copper, the Cerro Verde mine also produces molybdenum concentrate and silver. In Indonesia, PT-FI operates in the Grasberg minerals district. In addition to copper, the Grasberg minerals district also produces gold and silver.

Following is a summary of the geographic location of our consolidated copper, gold and molybdenum production for the year 2018 (refer to “Mining Operations” for further information):

	Copper	Gold	Molybdenum
North America	37%	1%	71%	[a]
South America	33	—	29
Indonesia	30	99	—
	100%	100%	100%

a.	Our Henderson and Climax molybdenum mines produced 37 percent of our consolidated molybdenum production, and our North America copper mines produced 34 percent.

The geographic locations of our operating mines are shown on the world map below.

COPPER, GOLD AND MOLYBDENUM

Following is a brief discussion of our primary natural resources – copper, gold and molybdenum. For further discussion of historical and current market prices of these commodities, refer to MD&A and Item 1A. “Risk Factors.”

Copper
Copper is an internationally traded commodity, and its prices are determined by the major metals exchanges – the London Metal Exchange (LME), New York Mercantile Exchange (NYMEX) and Shanghai Futures Exchange. Prices on these exchanges generally reflect the worldwide balance of copper supply and demand, and can be volatile and cyclical. During 2018, the LME copper settlement price averaged $2.96 per pound, ranging from a low of $2.64 per pound to a high of $3.29 per pound, and was $2.71 per pound at December 31, 2018.

In general, demand for copper reflects the rate of underlying world economic growth, particularly in industrial production and construction. According to Wood Mackenzie, a widely followed independent metals market consultant, copper’s end-use markets (and their estimated shares of total consumption) are construction (30 percent), consumer products (25 percent), electrical applications (24 percent), transportation (11 percent) and industrial machinery (10 percent). We believe copper will continue to be essential in these basic uses as well as contribute significantly to new technologies for energy efficiencies, to advance communications and to enhance public health. Examples of areas we believe will require additional copper in the future include: (i) high efficiency motors, which consume up to 75 percent more copper than a standard motor; (ii) electric vehicles, which consume up to four times the amount of copper in terms of weight compared to vehicles of similar size with an internal combustion engine, and require copper-intensive charging station infrastructure to refuel; and (iii) renewable energy such as wind and solar, which consume four to five times the amount of copper compared to traditional fossil fuel generated power.

Gold
Gold is used for jewelry, coinage and bullion as well as various industrial and electronic applications. Gold can be readily sold on numerous markets throughout the world. Benchmark prices are generally based on London Bullion Market Association (London) quotations. During 2018, the London PM gold price averaged $1,268 per ounce, ranging from a low of $1,178 per ounce to a high of $1,355 per ounce, and was $1,279 per ounce on December 28, 2018 (there was no London PM gold price quote on December 31, 2018).

Molybdenum
Molybdenum is a key alloying element in steel and the raw material for several chemical-grade products used in catalysts, lubrication, smoke suppression, corrosion inhibition and pigmentation. Molybdenum, as a high-purity metal, is also used in electronics such as flat-panel displays and in super alloys used in aerospace. Reference prices for molybdenum are available in several publications, including Metals Week, CRU Report and Metal Bulletin. During 2018, the weekly average price of molybdenum quoted by Metals Week averaged $11.93 per pound, ranging from a low of $10.67 per pound to a high of $12.97 per pound, and was $11.88 per pound at December 31, 2018.

PRODUCTS AND SALES

Our consolidated revenues for 2018 primarily included sales of copper (75 percent), gold (17 percent) and molybdenum (6 percent). Copper concentrate sales to PT Smelting (PT-FI’s 25-percent-owned copper smelter and refinery in Indonesia) totaled 12 percent of our consolidated revenues for the years ended December 31, 2018 and 2017, which is the only customer that accounted for 10 percent or more of our consolidated revenues during the three years ended December 31, 2018. Refer to Note 16 for a summary of our consolidated revenues and operating income (loss) by business segment and geographic area.

Copper Products
We are one of the world’s leading producers of copper concentrate, cathode and continuous cast copper rod. During 2018, 59 percent of our mined copper was sold in concentrate, 21 percent as cathode and 20 percent as rod from our North America operations. The copper ore from our mines is generally processed either by smelting and refining or by solution extraction and electrowinning (SX/EW) as described below.

Copper Concentrate. We produce copper concentrate at six of our mines in which mined ore is crushed and treated to produce a copper concentrate with copper content of approximately 20 to 30 percent. In North America, copper concentrate is produced at the Morenci, Bagdad, Sierrita and Chino mines, and a significant portion is shipped to our Miami smelter in Arizona for further processing. Copper concentrate is also produced at the Cerro Verde mine in Peru and the Grasberg minerals district in Indonesia.

Copper Cathode. We produce copper cathode at our electrolytic refinery located in El Paso, Texas, and at nine of our mines.

SX/EW cathode is produced from the Morenci, Bagdad, Safford, Sierrita, Miami, Chino and Tyrone mines in North America, and from the Cerro Verde and El Abra mines in South America. For ore subject to the SX/EW process, the ore is placed on stockpiles and copper is extracted from the ore by dissolving it with a weak sulphuric acid solution. The copper content of the solution is increased in two additional SX stages, and then the copper-bearing solution undergoes an EW process to produce cathode that is, on average, 99.99 percent copper. Our copper cathode is used as the raw material input for copper rod, brass mill products and for other uses.

Copper cathode is also produced at Atlantic Copper (our wholly owned copper smelting and refining unit in Spain) and PT Smelting. Copper concentrate is smelted (i.e., subjected to extreme heat) to produce copper anode, which weighs between 800 and 900 pounds and has an average copper content of 99.5 percent. The anode is further treated by electrolytic refining to produce copper cathode, which weighs between 100 and 350 pounds and has an average copper content of 99.99 percent. Refer to “Mining Operations - Smelting Facilities and Other Mining Properties” for further discussion of Atlantic Copper and PT Smelting.

Continuous Cast Copper Rod. We manufacture continuous cast copper rod at our facilities in El Paso, Texas; Norwich, Connecticut; and Miami, Arizona, primarily using copper cathode produced at our North America copper mines.

Copper Sales
North America. The majority of the copper produced at our North America copper mines and refined in our El Paso, Texas, refinery is consumed at our rod plants to produce copper rod which is sold to wire and cable manufacturers. The remainder of our North America copper production is sold in the form of copper cathode or copper concentrate under U.S. dollar-denominated annual contracts. Cathode and rod contract prices are generally based on the prevailing Commodity Exchange Inc. (COMEX - a division of NYMEX) monthly average settlement price for the month of shipment and include a premium. Generally, copper cathode is sold to rod, brass or tube fabricators. During 2018, 17 percent of our North America mines’ copper concentrate sales volumes were shipped to Atlantic Copper for smelting and refining and sold as copper anode and copper cathode.

South America. Production from our South America mines is sold as copper concentrate or copper cathode under U.S. dollar-denominated, annual and multi-year contracts. During 2018, our South America mines sold approximately 77 percent of their copper production in concentrate and 23 percent as cathode.

Substantially all of South America’s copper concentrate and cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) primarily based on quoted LME monthly average settlement copper prices. Revenues from South America’s concentrate sales are recorded net of royalties and treatment charges (i.e., fees paid to smelters that are generally negotiated annually). In addition, because a portion of the metals contained in copper concentrate is unrecoverable from the smelting process, revenues from South America’s concentrate sales are also recorded net of allowances for unrecoverable metals, which are a negotiated term of the contracts and vary by customer.

Indonesia. PT-FI sells its production in the form of copper concentrate, which contains significant quantities of gold and silver, primarily under U.S. dollar-denominated, long-term contracts. PT-FI also sells a small amount of copper concentrate in the spot market. Following is a summary of PT-FI’s aggregate percentage of concentrate sales to unaffiliated third parties, PT Smelting and Atlantic Copper for the years ended December 31:

	2018	2017	2016
Third parties	60%	54%	56%
PT Smelting	38	46	42
Atlantic Copper	2	—	2
	100%	100%	100%

Substantially all of PT-FI’s concentrate sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) primarily based on quoted LME monthly average settlement copper prices. Revenues from PT-FI’s concentrate sales are recorded net of royalties, export duties, treatment charges and allowances for unrecoverable metals.

Gold Products and Sales
We produce gold almost exclusively from the Grasberg minerals district. Gold is primarily sold as a component of our copper concentrate or in slimes, which are a product of the smelting and refining process at Atlantic Copper. Gold generally is priced at the average London price for a specified month near the month of shipment. Revenues from gold sold as a component of our copper concentrate are recorded net of treatment and refining charges, royalties, export duties and allowances for unrecoverable metals. Revenues from gold sold in slimes are recorded net of refining charges.

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

LABOR MATTERS

At December 31, 2018, we employed approximately 26,800 people (12,200 in North America, 7,100 in Indonesia, 6,100 in South America and 1,400 in Europe and other locations). We also had contractors that employ personnel at many of our operations, including approximately 23,400 at the Grasberg minerals district in Indonesia, 8,800 in North America, 5,900 at our South America mining operations and 700 in Europe and other locations. Employees represented by unions at December 31, 2018, are listed below, with the number of employees represented and the expiration date of the applicable union agreements:

Location	Number of Unions	Number of Union- Represented Employees	Expiration Date

PT-FI – Indonesia	2	5,010	September 2019
Cerro Verde – Peru	1	3,304	August 2021
El Abra – Chile	2	705	April 2020
Atlantic Copper – Spain	3	465	December 2019	[a]
Kokkola - Finland	3	418	November 2020
Rotterdam – The Netherlands	1	52	September 2019
Kisanfu – Africa Exploration	2	51	N/A	[b]
Stowmarket - United Kingdom	1	42	May 2020

a.
The Collective Labor Agreement between Atlantic Copper and its workers’ unions expired in December 2015, but was extended through December 2019 by mutual agreement of both parties in accordance with Spanish law.

b.	The Collective Labor Agreement between Kisanfu and its unions has no expiration date, but can be amended at any time in accordance with an established process.

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

North America
In the U.S., most of the land occupied by our copper and molybdenum mines, concentrators, SX/EW facilities, smelter, refinery, rod mills, molybdenum roasters and processing facilities is owned by us or is located on unpatented mining claims owned by us. Certain portions of our Bagdad, Sierrita, Miami, Chino, Tyrone, Henderson and Climax operations are located on government-owned land and are operated under a Mine Plan of Operations or other use permit. We hold various federal and state permits or leases on government land for purposes incidental to mine operations.

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

The Morenci operation consists of two concentrators capable of milling 115,000 metric tons of ore per day, which produce copper and molybdenum concentrate; a 68,000 metric ton-per-day, crushed-ore leach pad and stacking system; a low-grade run-of-mine (ROM) leaching system; four SX plants; and three EW tank houses that produce copper cathode. Total EW tank house capacity is approximately 900 million pounds of copper per year. Morenci’s available mining fleet consists of one hundred and twenty-six 236-metric ton haul trucks loaded by 13 shovels with bucket sizes ranging from 47 to 57 cubic meters, which are capable of moving an average of 815,000 metric tons of material per day.

Morenci’s production, including our joint venture partner’s share, totaled 1.0 billion pounds of copper and 9 million pounds of molybdenum in 2018, 1.0 billion pounds of copper and 12 million pounds of molybdenum in 2017, and 1.1 billion pounds of copper and 15 million pounds of molybdenum in 2016.

Morenci is located in a desert environment with rainfall averaging 13 inches per year. The highest bench elevation is 2,000 meters above sea level, and the ultimate pit bottom is expected to have an elevation of 840 meters above sea level. The Morenci operation encompasses approximately 73,950 acres, comprising 51,150 acres of patented mining claims and other fee lands, 20,050 acres of unpatented mining claims held on public land and 2,750 acres of land held by state or federal permits, easements and rights-of-way.

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
Bagdad

Our wholly owned Bagdad mine is an open-pit copper and molybdenum mining complex located in Yavapai County in west-central Arizona. It is approximately 60 miles west of Prescott and 100 miles northwest of Phoenix. The property can be reached by Arizona Highway 96, which ends at the town of Bagdad. The closest railroad is at Hillside, Arizona, 24 miles southeast on Arizona Highway 96. The open-pit mining operation has been ongoing since 1945, and prior mining was conducted through underground workings.

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

Bagdad’s production totaled 199 million pounds of copper and 10 million pounds of molybdenum in 2018, 173 million pounds of copper and 9 million pounds of molybdenum in 2017, and 177 million pounds of copper and 8 million pounds of molybdenum in 2016.

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

Safford

Our wholly owned Safford mine has been in operation since 2007 and is an open-pit copper mining complex located in Graham County, Arizona, 8 miles north of the town of Safford and 170 miles east of Phoenix. The site is accessible by paved county road off U.S. Highway 70.

The Safford mine includes two copper deposits that have oxide mineralization overlaying primary copper sulfide mineralization. The predominant oxide copper minerals are chrysocolla and copper-bearing iron oxides with the predominant copper sulfide material being chalcopyrite.

The property is a mine-for-leach project and produces copper cathode. The operation consists of two open pits feeding a crushing facility with a capacity of 103,000 metric tons per day. The crushed ore is delivered to leach pads by a series of overland and portable conveyors. Leach solutions feed a SX/EW facility with a capacity of 240 million pounds of copper per year. A sulfur burner plant is also in operation at Safford, providing a cost-effective source of sulphuric acid used in SX/EW operations. The available mining fleet consists of thirty-three 235-metric ton haul trucks loaded by six shovels with bucket sizes ranging from 34 to 47 cubic meters, which are capable of moving an average of 340,000 metric tons of material per day.

Safford’s copper production totaled 123 million pounds in 2018, 150 million pounds in 2017 and 230 million pounds in 2016.

Through exploration drilling, we have identified a significant resource at our wholly owned Lone Star project located near the Safford operation. An initial project to develop the Lone Star oxide ores commenced in first-quarter 2018, with first production expected by the end of 2020. Initial production from the Lone Star oxide ores is expected to average approximately 200 million pounds of copper per year. Total capital costs, including mine equipment and pre-production stripping, are expected to approximate $850 million and will benefit from the utilization of existing infrastructure at the adjacent Safford operation. As of December 31, 2018, approximately $290 million has been incurred for this project. The project also advances exposure to a significant sulfide resource. We expect to incorporate recent positive drilling and ongoing results in our future development plans.

Safford is located in a desert environment with rainfall averaging 10 inches per year. The highest bench elevation is 1,768 meters above sea level, and the ultimate pit bottom is expected to have an elevation of 808 meters above sea level. The Safford operation encompasses approximately 125,000 acres, comprising 36,000 acres of patented lands, 73,000 acres of unpatented lands and 16,000 acres of land held by federal permit.

The Safford operation’s electrical power is primarily sourced from Tucson Electric Power Company, Arizona Public Service Company and the Luna Energy facility. Although we believe the Safford operation has sufficient water sources to support current operations as well as the Lone Star project, we are a party to litigation that may impact our water right claims or rights to continued use of currently available water supplies, which could adversely affect our water supply for the Safford operation. Refer to Item 1A. “Risk Factors” and Item 3. “Legal Proceedings” for further discussion.

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

Sierrita’s production totaled 152 million pounds of copper and 16 million pounds of molybdenum in 2018, 160 million pounds of copper and 15 million pounds of molybdenum in 2017, and 162 million pounds of copper and 14 million pounds of molybdenum in 2016.

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

Miami

Our wholly owned Miami mine is an open-pit copper mining complex located in Gila County, Arizona, 90 miles east of Phoenix and 6 miles west of the city of Globe on U.S. Highway 60. The site is accessible by a paved highway and by rail.

The Miami mine is a porphyry copper deposit that has leachable oxide and secondary sulfide mineralization. The predominant oxide copper minerals are chrysocolla, copper-bearing clays, malachite and azurite. Chalcocite and covellite are the most important secondary copper sulfide minerals.

Since about 1915, the Miami mining operation had processed copper ore using both flotation and leaching technologies. The design capacity of the SX/EW plant is 200 million pounds of copper per year. Miami is no longer mining ore, but currently produces copper through leaching material already placed on stockpiles, which is expected to continue until 2023. Miami’s copper production totaled 16 million pounds in 2018, 19 million pounds in 2017 and 25 million pounds in 2016.

Miami is located in a desert environment with rainfall averaging 18 inches per year. The highest bench elevation is 1,390 meters above sea level, and mining advanced the pit bottom to an elevation of 810 meters above sea level. Subsequent sloughing of material into the pit has filled it back to an elevation estimated to be 900 meters above sea level. The Miami operation encompasses approximately 9,100 acres, comprising 8,750 acres of patented mining claims and other fee lands and 350 acres of unpatented mining claims.

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

The Chino operation consists of a 36,000 metric ton-per-day concentrator that produces copper and molybdenum concentrate, and a 150 million pound-per-year SX/EW plant that produces copper cathode from solution generated by ROM leaching. The available mining fleet consists of thirty-seven 240-metric ton haul trucks loaded by four shovels with bucket sizes ranging from 31 to 48 cubic meters, which are capable of moving an average of 235,000 metric tons of material per day.

Chino’s copper production totaled 173 million pounds in 2018, 215 million pounds in 2017 and 308 million pounds in 2016.

Chino is located in a desert environment with rainfall averaging 16 inches per year. The highest bench elevation is 2,250 meters above sea level, and the ultimate pit bottom is expected to be 1,460 meters above sea level. The Chino operation encompasses approximately 118,600 acres, comprising 113,200 acres of patented mining claims and other fee lands and 5,400 acres of unpatented mining claims.

Chino receives power from the Luna Energy facility and from the open market. We believe Chino has sufficient water resources to support current operations. Refer to Item 1A. “Risk Factors” for discussion of risks associated with recently proposed legislation in New Mexico related to water quality standards.

Tyrone
Our wholly owned Tyrone mine is an open-pit copper mining complex which has been in operation since 1967. It is located in Grant County, New Mexico, 10 miles south of Silver City, New Mexico, along State Highway 90. The site is accessible by paved road and by rail.

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

Tyrone’s copper production totaled 55 million pounds in 2018, 61 million pounds in 2017 and 76 million pounds in 2016.

Tyrone is located in a desert environment with rainfall averaging 16 inches per year. The highest bench elevation is 2,000 meters above sea level, and the ultimate pit bottom is expected to have an elevation of 1,475 meters above sea level. The Tyrone operation encompasses approximately 35,200 acres, comprising 18,750 acres of patented mining claims and other fee lands and 16,450 acres of unpatented mining claims.

Tyrone receives electrical power from the Luna Energy facility and from the open market. We believe the Tyrone operation has sufficient water resources to support current operations. Refer to Item 1A. “Risk Factors” for discussion of risks associated with recently proposed legislation in New Mexico related to water quality standards.

Henderson and Climax

Henderson Mill
Henderson Mine
40
Town
Railway
Mine
Empire
Denver
70
9
70
Dillon
70
Climax Mine
91
Leadville
N
0 5 10
MILES
LOCATOR MAP
Denver
Colorado

Henderson
Our wholly owned Henderson molybdenum mine has been in operation since 1976 and is located 42 miles west of Denver, Colorado, off U.S. Highway 40. Nearby communities include the towns of Empire, Georgetown and Idaho Springs. The Henderson mill site is located 15 miles west of the mine and is accessible from Colorado State Highway 9. The Henderson mine and mill are connected by a 10-mile conveyor tunnel under the Continental Divide and an additional five-mile surface conveyor. The tunnel portal is located five miles east of the mill.

The Henderson mine is a porphyry molybdenum deposit, with molybdenite as the primary sulfide mineral.

The Henderson operation consists of a large block-cave underground mining complex feeding a concentrator with a current capacity of approximately 32,000 metric tons per day. Henderson has the capacity to produce approximately 18 million pounds of molybdenum per year. The majority of the molybdenum concentrate produced is shipped to our Fort Madison, Iowa, processing facility. The available underground mining equipment fleet consists of fourteen 9-metric ton load-haul-dump (LHD) units and seven 73-metric ton haul trucks, which deliver ore to a gyratory crusher feeding a series of three overland conveyors to the mill stockpiles.

Henderson’s molybdenum production totaled 14 million pounds in 2018, 12 million pounds in 2017 and 10 million pounds in 2016.

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

Henderson operations receive electrical power through long-term contracts with Xcel Energy and natural gas through long-term contracts with BP Energy Company (with Xcel Energy as the transporter). We believe the Henderson operation has sufficient water resources to support current operations. Refer to Item 1A. “Risk Factors” for discussion of risks associated with recently proposed legislation in Colorado related to water quality standards.

Climax
Our wholly owned Climax mine is located 13 miles northeast of Leadville, Colorado, off Colorado State Highway 91 at the top of Fremont Pass. The mine is accessible by paved roads.

The Climax ore body is a porphyry molybdenum deposit, with molybdenite as the primary sulfide mineral.

The Climax open-pit mine includes a 25,000 metric ton-per-day mill facility. Climax has the capacity to produce approximately 30 million pounds of molybdenum per year. The available mining fleet consists of ten 177-metric ton haul trucks loaded by two hydraulic shovels with bucket sizes of 34 cubic meters, which are capable of moving an average of 90,000 metric tons of material per day.

Molybdenum production from Climax totaled 21 million pounds in 2018, 20 million pounds in 2017 and 16 million pounds in 2016.

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

Climax operations receive electrical power through long-term contracts with Xcel Energy and natural gas through long-term contracts with Anadarko Energy and BP Energy Company (with Xcel Energy as the transporter). We believe the Climax operation has sufficient water resources to support current operations. Refer to Item 1A. “Risk Factors” for discussion of risks associated with recently proposed legislation in Colorado related to water quality standards.

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

Cerro Verde’s operations benefit from its large-scale, long-lived reserves and cost efficiencies. During 2018, Cerro Verde received a modified environmental permit allowing it to operate its existing concentrator facilities at rates up to 409,500 metric tons of ore per day.

Cerro Verde’s operation consists of an open-pit copper mine, a 409,500 metric ton-per-day concentrator, and SX/EW leaching facilities. Leach copper production is derived from a 39,000 metric ton-per-day crushed leach facility and a 100,000 metric ton-per-day ROM leach system. This SX/EW leaching operation has a capacity of approximately 200 million pounds of copper per year.

The available fleet consists of thirty-four 290-metric ton haul trucks and ninety-three 230-metric ton haul trucks loaded by twelve electric shovels with bucket sizes ranging in size from 33 to 57 cubic meters and two hydraulic shovels with a bucket size of 21 cubic meters. This fleet is capable of moving an average of approximately 975,000 metric tons of material per day.

Cerro Verde’s production totaled 1.0 billion pounds of copper and 28 million pounds of molybdenum in 2018, 1.1 billion pounds of copper and 27 million pounds of molybdenum in 2017, and 1.1 billion pounds of copper and 21 million pounds of molybdenum in 2016.

Cerro Verde is located in a desert environment with rainfall averaging 1.5 inches per year and is in an active seismic zone. The highest bench elevation is 2,750 meters above sea level, and the ultimate pit bottom is expected to be 1,553 meters above sea level. The Peruvian general mining law and Cerro Verde’s mining stability agreement grant the surface rights of mining concessions located on government land. Additional government land, if obtained after 1997, must be leased or purchased. Cerro Verde has a mining concession covering approximately 182,000 acres, including access to 14,600 acres granted through an easement from the Regional Government of Arequipa, plus 144 acres of owned property, and 367 acres of rights-of-way outside the mining concession area.

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

El Abra’s copper production totaled 200 million pounds in 2018, 173 million pounds in 2017 and 220 million pounds in 2016. Beginning in the second half of 2015, El Abra operated at reduced rates to achieve lower operating and labor costs, defer capital expenditures and extend the life of the existing operations. El Abra resumed operating at full capacity during 2018.

We continue to evaluate a large-scale expansion at El Abra to process additional sulfide material and to achieve higher recoveries. El Abra’s large sulfide resource could potentially support a major mill project similar to facilities constructed at Cerro Verde. Technical and economic studies are being advanced to determine the optimal scope and timing for the project.

El Abra is located in a desert environment with rainfall averaging less than one inch per year and is in an active seismic zone. Refer to MD&A and Item 1A. “Risk Factors” for discussion of recent weather-related events at El Abra that are expected to impact its production volumes and costs. The highest bench elevation is 4,195 meters above sea level, and the ultimate pit bottom is expected to be 3,415 meters above sea level. El Abra controls a total of approximately 169,400 acres of mining claims covering the ore deposit, stockpiles, process plant, and water wellfield and pipeline. In addition, El Abra has land surface rights for the road between the processing plant and the mine, the water wellfield, power transmission lines and for the water pipeline from the Salar de Ascotán aquifer.

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

Indonesia

Ownership. PT-FI is a limited liability company organized under the laws of the Republic of Indonesia. On December 21, 2018, we completed the transaction with the Indonesian government regarding PT-FI’s long-term mining rights and share ownership (refer to Note 2 for further discussion). Following the transaction, we have a 48.76 percent share ownership in PT-FI and the remaining 51.24 percent share ownership is collectively held by PT Inalum (an Indonesian state-owned enterprise) and PTI (which is expected to be owned by PT Inalum and the provincial/regional government in Papua, Indonesia). The arrangements related to the transaction also provide for us and the other pre-transaction PT-FI shareholders to retain the economics of the revenue and cost sharing arrangements under the former Rio Tinto Joint Venture. As a result, our economic interest in PT-FI is expected to approximate 81 percent from 2019 through 2022.

IUPK. Concurrent with closing the transaction, the Indonesian government granted PT-FI an IUPK to replace its former COW, enabling PT-FI to conduct operations in the Grasberg minerals district through 2041. Under the terms of the IUPK, PT-FI has been granted an extension of mining rights through 2031, with rights to extend mining rights through 2041, subject to PT-FI completing the construction of a new smelter in Indonesia within five years of closing the transaction and fulfilling its defined fiscal obligations to the Indonesian government. The IUPK, and related documentation, contains legal and fiscal terms and is legally enforceable through 2041. In addition, we, as a foreign investor, have rights to resolve investment disputes with the Indonesian government through international arbitration. Refer to Note 13 and Item 1A. “Risk Factors” for discussion of PT-FI’s IUPK and risks associated with our Indonesia mining operations.

PT-FI has applied for a one-year extension of its export license, which currently expires on February 16, 2019. Export licenses are valid for one year periods, subject to review and approval by the Indonesian government every six months, depending on smelter construction progress.

Grasberg Minerals District.  PT-FI operates in the remote highlands of the Sudirman Mountain Range in the province of Papua, Indonesia, which is on the western half of the island of New Guinea. Since 1967, we and our predecessors have been the only operator of exploration and mining activities in the approximately 24,600-acre operating area.

The Grasberg minerals district has three operating mines, the Grasberg open pit, the Deep Ore Zone (DOZ) underground mine and the Big Gossan underground mine. In September 2015, PT-FI initiated pre-commercial production, which represents ore extracted during the development phase for the purpose of obtaining access to the ore body, at the Deep Mill Level Zone (DMLZ) underground mine.

As further discussed in MD&A, PT-FI continues to advance several projects in the Grasberg minerals district related to the development of its large-scale, long-lived, high-grade underground ore bodies located beneath and nearby the Grasberg open pit. In aggregate, these underground ore bodies are expected to produce large-scale quantities of copper and gold following the transition from the Grasberg open pit operations where PT-FI is currently mining the final phase. Refer to Item 1A. “Risk Factors” for discussion of risks associated with development projects and underground mines.

Substantial progress has been made to prepare for the transition to mining of the Grasberg Block Cave (GBC) underground mine. First undercut blasting occurred in September 2018, first drawbell blasting occurred in December 2018 and cave production is scheduled for the first half of 2019. All underground mining levels and the ore flow system are being commissioned. As PT-FI transitions mining from the open pit to underground, its production is expected to be significantly lower in 2019 and 2020, compared to 2018. Metal production is expected to improve significantly by 2021 following a ramp-up period. GBC production rates over the next five years are expected to ramp up to 130,000 metric tons of ore per day.

PT-FI’s production, including the former Rio Tinto Joint Venture share, totaled 1.2 billion pounds of copper and 2.7 million ounces of gold in 2018, 1.0 billion pounds of copper and 1.6 million ounces of gold in 2017, and 1.1 billion pounds of copper and 1.1 million ounces of gold in 2016.

Our principal source of power for all of our Indonesia operations is a coal-fired power plant that we built in 1998. Diesel generators supply peaking and backup electrical power generating capacity. A combination of naturally occurring mountain streams and water derived from our underground operations provides water for our operations. Our Indonesian operations are in an active seismic zone and experience average annual rainfall of approximately 200 inches.

Grasberg Open Pit
PT-FI began open-pit mining of the Grasberg ore body in 1990. PT-FI is currently mining the final phase of the Grasberg open pit and expects to transition to the GBC in the first half of 2019.

Production from the ore stockpiles, which are located outside of the pit limits, is expected to continue through the end of 2019. Production in the open pit is currently at the 3,265- to 3,055-meter elevation level and totaled 49 million metric tons of ore in 2018, which provided 75 percent of PT-FI’s 2018 mill feed.

The current open-pit equipment fleet consists of over 500 units. The larger mining equipment directly associated with production includes an available fleet of 99 haul trucks with payloads of 200 metric tons and 15 shovels with bucket sizes ranging from 17 to 42 cubic meters, which are capable of moving an average of 275,000 metric tons of material per day.

Ore milled from the Grasberg open pit averaged 133,300 metric tons per day in 2018, 101,800 metric tons per day in 2017 and 119,700 metric tons per day in 2016.

DOZ Underground Mine
The DOZ ore body lies vertically below the now depleted Intermediate Ore Zone. PT-FI began production from the DOZ ore body in 1989 using open-stope mining methods, but suspended production in 1991 in favor of production from the Grasberg open pit. Production resumed in 2000 using the block-cave method and is at the 3,110-meter elevation level.

The DOZ is a mature block-cave mine that previously operated at 80,000 metric tons of ore per day. Current operating rates from the DOZ underground mine are driven by the value of the incremental DOZ ore grade compared to the ore from the Grasberg open pit and ore grade material from the development of the DMLZ and GBC underground mines. Ore milled from the DOZ underground mine averaged 33,800 metric tons of ore per day in 2018, 31,200 metric tons of ore per day in 2017 and 38,000 metric tons of ore per day in 2016. Production at the DOZ underground mine is expected to continue through 2022.

The DOZ mine fleet consists of 154 pieces of mobile equipment. The primary mining equipment directly associated with production and development includes an available fleet of 44 LHD units and 20 haul trucks. Each production LHD unit typically carries approximately 11 metric tons of ore. Using ore passes and chutes, the LHD units transfer ore into 55 to 60 metric ton capacity haul trucks. The trucks dump into two gyratory crushers, and the ore is then conveyed to the surface stockpiles for processing.

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

Ore milled from the Big Gossan underground mine averaged 3,800 metric tons per day in 2018, 600 metric tons per day in 2017 and 900 metric tons per day in 2016. Production at the Big Gossan underground mine is expected to continue through 2041.

The Big Gossan mine fleet consists of over 78 pieces of mobile equipment, which includes 13 LHD units and 10 haul trucks used in development and production activities.

DMLZ Underground Mine
The DMLZ ore body lies below the DOZ underground mine at the 2,590-meter elevation and represents the downward continuation of mineralization in the Ertsberg East Skarn system and neighboring Ertsberg porphyry.

During third-quarter 2018, PT-FI commenced hydraulic fracturing activities to manage rock stresses and pre-condition the DMLZ underground mine for large-scale production following mining induced seismic activity experienced in 2017 and 2018. Results to date have been effective in managing rock stresses and pre-conditioning the cave. PT-FI expects to commence the ramp-up of production in the DMLZ underground mine by mid-2019 and to reach full production rates of 80,000 metric tons per day in 2022. Estimates of timing of future production continue to be reviewed and may be modified as additional information becomes available. Production at the DMLZ underground mine is expected to continue through 2041.

Ore milled from the DMLZ underground mine averaged 3,200 metric tons of ore per day in both 2018 and 2017, and 4,400 metric tons per day in 2016.

The DMLZ mine fleet consists of over 240 pieces of mobile equipment, which includes 25 LHD units and 14 haul trucks used in production and development activities.

Description of Indonesia Ore Bodies. Our Indonesia ore bodies are located within and around two main igneous intrusions, the Grasberg monzodiorite and the Ertsberg diorite. The host rocks of these ore bodies include both carbonate and clastic rocks that form the ridge crests and upper flanks of the Sudirman Range, and the igneous rocks of monzonitic to dioritic composition that intrude them. The igneous-hosted ore bodies (the Grasberg open pit and GBC, and portions of the DOZ) occur as vein stockworks and disseminations of copper sulfides, dominated by chalcopyrite and, to a lesser extent, bornite. The sedimentary-rock hosted ore bodies (portions of the DOZ and all of the Big Gossan) occur as “magnetite-rich, calcium/magnesian skarn” replacements, whose location and orientation are strongly influenced by major faults and by the chemistry of the carbonate rocks along the margins of the intrusions.

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
The following map, which encompasses an area of 42 square kilometers (16 square miles), indicates the relative positions and sizes of our reported Indonesia ore bodies and their locations.

Grasberg Minerals District
Ore Deposits Plan Map
(With Major Underground Infrastructure)

Grasberg Block Cave
Grasberg Open Pit
GBC
CIP
WAN
GBT
DMLZ Block Cave
Kucing Liar Block Cave
Amole
Ertsberg Pit
Big Gossan Open Stope
BG
DOZ
DOZ Block Cave
DMLZ
Dom
MILL AREA
0
1000
METERS
N

Legend:

CIP – Common Infrastructure Project
GBC – Grasberg Block Cave/Infrastructure
Dom – Dom Project Area
BG – Big Gossan
GBT – Gunung Bijih Timur Ore Flow System
DOZ – Deep Ore Zone
IOZ – Intermediate Ore Zone
DMLZ – Deep Mill Level Zone
Amole – Deep Grasberg/Kucing Liar Exploration
WAN – Wanagon Drainage and Conveyors

Smelting Facilities and Other Mining Properties
Atlantic Copper. Our wholly owned Atlantic Copper smelter and refinery is located on land concessions from the Huelva, Spain, port authorities, which are scheduled to expire in 2039.

The design capacity of the smelter is approximately 300,000 metric tons of copper per year, and the refinery has a capacity of 286,000 metric tons of copper per year. Atlantic Copper produced 295,300 metric tons of copper anode from its smelter and 283,100 metric tons of copper cathode from its refinery in 2018; 283,100 metric tons of copper anode from its smelter and 271,400 metric tons of copper cathode from its refinery in 2017; and 296,900 metric tons of copper anode from its smelter and 285,800 metric tons of copper cathode from its refinery in 2016.

Following is a summary of Atlantic Copper’s concentrate purchases from unaffiliated third parties and our copper mining operations for the years ended December 31:

	2018	2017	2016
Third parties	77%	67%	77%
North America copper mines	14	18	13
South America mining	5	15	7
Indonesia mining	4	—	3
	100%	100%	100%

Atlantic Copper’s major maintenance turnarounds typically occur approximately every eight years, with shorter-term maintenance turnarounds in the interim. Atlantic Copper completed a 79-day major maintenance turnaround in 2013, a 16-day maintenance turnaround in 2015 and a 27-day maintenance turnaround in 2017. A 15-day maintenance turnaround is scheduled for third-quarter 2019.

PT Smelting. PT-FI’s former COW required us to construct, or cause to be constructed, a smelter in Indonesia if we and the Indonesian government determined that such a project would be economically viable. In 1995, following the completion of a feasibility study, we entered into agreements relating to the formation of PT Smelting, an Indonesian company, and the construction of the copper smelter and refinery in Gresik, Indonesia. PT Smelting owns and operates the smelter and refinery. PT-FI owns 25 percent of PT Smelting, with the remainder owned by Mitsubishi Materials Corporation (60.5 percent), Mitsubishi Corporation RtM Japan Ltd. (9.5 percent) and JX Nippon Mining & Metals Corporation (5 percent).

PT-FI’s contract with PT Smelting requires PT-FI to supply 100 percent of the copper concentrate requirements (at market rates subject to a minimum or maximum treatment charge rate) necessary for PT Smelting to produce 205,000 metric tons of copper annually on a priority basis. PT-FI may also sell copper concentrate to PT Smelting at market rates for quantities in excess of 205,000 metric tons of copper annually. PT-FI supplied 90 percent of PT Smelting’s concentrate requirements in 2018, 93 percent in 2017 and 88 percent in 2016.

In early 2017, the Indonesian government issued new regulations to address exports of unrefined metals, including copper concentrate and anode slimes, and other matters related to the mining sector. These regulations permit the export of anode slimes, which is necessary for PT Smelting to continue operating. As a result of labor disturbances and a delay in the renewal of its export license for anode slimes, PT Smelting’s operations were shut down from mid-January 2017 until early March 2017. PT Smelting has applied for a one-year extension of its anode slimes export license, which currently expires February 26, 2019.

PT Smelting produced 258,800 metric tons of copper anode from its smelter and 257,600 metric tons of copper cathode from its refinery in 2018; 245,800 metric tons of copper anode from its smelter and 247,800 metric tons of copper cathode from its refinery in 2017; and 255,700 metric tons of copper anode from its smelter and 241,700 metric tons of copper cathode from its refinery in 2016.

PT Smelting’s maintenance turnarounds (which range from two weeks to a month to complete) typically are expected to occur approximately every two years, with short-term maintenance turnarounds in the interim. The next major maintenance turnaround is scheduled for 2020. PT Smelting completed a 25-day maintenance turnaround during 2016, and a 30-day maintenance turnaround during 2018. In addition to PT Smelting’s scheduled annual maintenance in November 2018, PT Smelting also experienced downtime in December 2018 caused by unscheduled maintenance at its sole-source oxygen supplier. This resulted in a temporary shutdown of PT Smelting’s operations in December 2018.

Miami Smelter. We own and operate a smelter at our Miami mining operation in Arizona. The smelter has been operating for approximately 100 years and has been upgraded numerous times during that period to implement new technologies, improve production and comply with air quality requirements. In 2018, the Miami smelter completed the installation of emission control equipment that allows it to operate in compliance with current air quality standards. Refer to Item 1A. “Risk Factors” for further discussion.

The Miami smelter processes copper concentrate primarily from our North America copper mines. Concentrate processed through the smelter totaled 729,900 metric tons in 2018, 612,600 metric tons in 2017 and 673,300 metric tons in 2016. In addition, because sulphuric acid is a by-product of smelting concentrate, the Miami smelter is also the most significant source of sulphuric acid for our North America leaching operations.

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

Freeport Cobalt. In March 2013, we acquired a cobalt chemical refinery in Kokkola, Finland, and the related sales and marketing business which provided direct end-market access for the cobalt hydroxide production at the Tenke Fungurume (Tenke) mine in the Democratic Republic of Congo, in which we held an interest prior to our sale of TF Holdings Limited (TFHL) in 2016. We are the operator of Freeport Cobalt with an effective 56 percent ownership interest. The remaining effective ownership interest is held by Lundin Mining Corporation (24 percent) and La Générale des Carrières et des Mines (20 percent). The Kokkola refinery has an annual refining capacity of approximately 15,000 metric tons of cobalt.

As further discussed in Note 2, we continue to market the Freeport Cobalt assets.

Other North America Copper Mines. We also have five non-operating copper mines – Ajo, Bisbee, Tohono, Twin Buttes and Christmas, which are located in Arizona – that have been on care-and-maintenance status for several years and would require new or updated environmental studies, new permits, and additional capital investment, which could be significant, to return them to operating status.

Mining Development Projects and Exploration Activities
Capital expenditures for mining operations totaled $2.0 billion (including $1.2 billion for major projects) in 2018, $1.4 billion (including $0.9 billion for major projects) in 2017 and $1.6 billion (including $1.2 billion for major projects) in 2016. Capital expenditures for major projects during 2018 were primarily associated with underground development activities in the Grasberg minerals district and development of the Lone Star oxide project. Capital expenditures for major projects during 2017 and 2016 were primarily associated with the Cerro Verde expansion project and ongoing underground development activities in the Grasberg minerals district. Refer to MD&A for projected capital expenditures for the year 2019.

PT-FI has also committed to construct a new smelter in Indonesia by December 21, 2023. PT-FI is initiating front-end engineering and design and intends to pursue financing, commercial and potential partner arrangements for this project, which has a preliminary estimated capital cost in the $3 billion range. The economics of the new smelter will be borne by PT-FI’s shareholders according to their respective long-term share ownership percentages.

We have several projects and potential opportunities to expand production volumes, extend mine lives and develop large-scale underground ore bodies. As further discussed in MD&A, our near-term major development projects primarily include the underground development activities in the Grasberg minerals district and development of the Lone Star oxide project. Considering the long-term nature and large size of our development projects, actual costs and timing could vary from estimates. Additionally, in response to market conditions, the timing of our expenditures will continue to be reviewed. We continue to review our mine development and processing plans to maximize the value of our mineral reserves.

We also have an additional long-term underground mine development project in the Grasberg minerals district for the Kucing Liar ore body, which lies on the southern flank of and underneath the southern portion of the Grasberg open pit at the 2,605-meter elevation level. We expect to mine the Kucing Liar ore body using the block-cave method; aggregate capital cost estimates for development of the Kucing Liar ore body are projected to approximate $3.8 billion (which are expected to be made between 2020 and 2032). Additionally, our current mine development plans include approximately $6.0 billion of capital expenditures at our processing facilities to optimize the handling of underground ore types once the Grasberg open-pit operations cease. We expect substantially all of these expenditures to be made between 2019 and 2034. The timing and development of this project is currently being reviewed.

Our mining exploration activities are generally associated with our existing mines focusing on opportunities to expand reserves and resources to support development of additional future production capacity. Exploration results continue to indicate opportunities for significant future potential reserve additions in North America and South America. Exploration spending associated with mining operations totaled $78 million in 2018, $72 million in 2017 and $44 million in 2016. Refer to MD&A for projected exploration expenditures for the year 2019.

Refer to Item 1A. “Risk Factors” for further discussion of risks associated with mine development projects and exploration activities and of risks associated with PT-FI’s IUPK.

Sources and Availability of Energy, Natural Resources and Raw Materials
Our copper mining operations require significant energy, principally diesel, electricity, coal and natural gas, most of which is obtained from third parties under long-term contracts. Energy represented approximately 20 percent of our copper mine site operating costs in 2018, including purchases of approximately 220 million gallons of diesel fuel; 8,150 gigawatt hours of electricity at our North America and South America copper mining operations (we generate all of our power at our Indonesia mining operation); 740 thousand metric tons of coal for our coal power plant in Indonesia; and 1 million MMBtu (million British thermal units) of natural gas at certain of our North America mines. Based on current cost estimates, energy will approximate 20 percent of our copper mine site operating costs in 2019.

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

Our human rights policy, most recently updated in August 2017, reflects our full commitment to the United Nations Guiding Principles on Business and Human Rights. We have embarked on a program to plan and conduct site-level human rights impact assessments (HRIA) at our global operations.

HRIAs help us to embed human rights considerations into our business practices, including site-level sustainable development risk registers. We completed a HRIA at our Cerro Verde operation in Peru in 2017 and at our New Mexico mining operations in 2018. We also participate in a multi-industry human rights working group to gain insight from peer companies. We believe that our social and economic development programs are responsive to the issues raised by the local communities near our areas of operation and help us maintain good relations with the surrounding communities and avoid disruptions of mining operations. As part of our ongoing commitment to sustainable community development, we make significant investments in social programs, including in-kind support and administration, across our global operations. Over the last three years, these investments have averaged $150 million per year. Nevertheless, social and political instability in the areas of our operations may adversely impact our mining operations. Refer to Item 1A. “Risk Factors” for further discussion.

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

Cerro Verde reached an agreement with the Regional Government of Arequipa, the National Government, the local water utility company and other local institutions to allow it to finance, engineer and construct a wastewater treatment plant for the city of Arequipa, which was completed in 2015. The wastewater treatment plant supplements existing water supplies to support Cerro Verde’s concentrator expansion and also improves the local water quality, enhances agriculture products grown in the area and reduces the risk of waterborne illnesses. In addition to these projects, Cerro Verde annually makes significant community development investments in the Arequipa region.

Security Matters. Consistent with our operating permits in Peru and our commitment to protect our employees and property, we have taken steps to provide a safe and secure working environment. As part of its security program, Cerro Verde maintains its own internal security department. Both employees and contractors perform functions such as protecting company facilities, monitoring shipments of supplies and products, assisting in traffic control and aiding in emergency response operations. The security department receives human rights and Voluntary Principles training annually. Some contractors assigned to protection of expatriate personnel are armed. These contractors also receive training in defensive driving and firearms handling. Cerro Verde’s costs for its internal civilian security department totaled $8 million in both 2018 and 2017 and $6 million in 2016.

Cerro Verde, like all businesses and residents of Peru, relies on the Peruvian government for the maintenance of public order, upholding the rule of law and the protection of personnel and property. The Peruvian government is responsible for employing police personnel and directing their operations. Cerro Verde has limited public security forces in support of its operation, with the arrangement defined through a memorandum of understanding with the Peruvian National Police. Cerro Verde’s share of support costs for government-provided security approximated $1 million in each of the years 2018, 2017 and 2016.

Indonesia. In 1996, PT-FI established the Freeport Partnership Fund for Community Development (the Partnership Fund) through which PT-FI has made available funding and technical assistance to support community development initiatives in the areas of health, education, economic development and local infrastructure. PT-FI has committed through June 2019 to provide one percent of its annual revenue for the development of the local communities in its area of operations through the Partnership Fund. PT-FI recorded costs of $55 million in 2018, $44 million in 2017 and $33 million in 2016 for this commitment.

The Amungme and Kamoro Community Development Organization (Lembaga Pengembangan Masyarakat Amungme dan Kamoro or LPMAK) oversees disbursement of the program funds we contribute to the Partnership Fund. LPMAK is governed by a board of commissioners and a board of directors, which are comprised of representatives from the local Amungme and Kamoro tribal communities, government leaders, church leaders, and one representative of PT-FI on each board. The Amungme and Kamoro people are original inhabitants of the land in our area of operations. In addition to the Partnership Fund, PT-FI makes significant annual investments in public health, education, community infrastructure and local economic development.

Security Matters. Consistent with our ongoing commitment to protect our employees and property, we have taken steps to provide a safe and secure working environment. As part of its security program, PT-FI maintains its own internal civilian security department. Both employees and contractors are unarmed and perform functions such as protecting company facilities, monitoring shipments of supplies and products, assisting in traffic control and aiding in emergency response operations. The security department receives human rights training annually.

PT-FI’s costs for its internal civilian security department totaled $59 million in 2018, $54 million in 2017 and $58 million in 2016.

PT-FI, like all businesses and residents of Indonesia, relies on the Indonesian government for the maintenance of public order, upholding the rule of law and protection of personnel and property. The Grasberg minerals district has been designated by the Indonesian government as one of Indonesia’s vital national assets. This designation results in the police, and to a lesser extent, the military, playing a significant role in protecting the area of our operations. The Indonesian government is responsible for employing police and military personnel and directing their operations.

From the outset of PT-FI’s operations, the Indonesian government has looked to PT-FI to provide logistical and infrastructure support and assistance for these necessary services because of the limited resources of the Indonesian government and the remote location of and lack of development in Papua. PT-FI’s financial support of the Indonesian government security institutions assigned to PT-FI’s operations area represents a prudent response to PT-FI’s requirements and commitments to protect its workforce and property, and better ensuring that personnel are properly fed and lodged and have the logistical resources to patrol PT-FI’s roads and secure its area of operations. In addition, the provision of such support is consistent with our philosophy of responsible corporate citizenship, and reflects our commitment to pursue practices that promote human rights.

PT-FI’s support costs for the government-provided security totaled $27 million in 2018, $23 million in 2017 and $20 million in 2016. This supplemental support consists of various infrastructure and other costs, including food, housing, fuel, travel, vehicle repairs, allowances to cover incidental and administrative costs, and community assistance programs conducted by the military and police.

Refer to Item 1A. “Risk Factors” for further discussion of security risks in Indonesia.

Mining Production and Sales Data

	Years Ended December 31,
	Production				Sales
COPPER (millions of recoverable pounds)	2018	2017	2016		2018		2017		2016
(FCX’s net interest in %)
North America
Morenci (72%)[a]	684	737	848		700		713		855
Bagdad (100%)	199	173	177		197		164		180
Safford (100%)	123	150	230		127		154		229
Sierrita (100%)	152	160	162		154		154		162
Miami (100%)	16	19	25		16		18		27
Chino (100%)	173	215	308		176		217		308
Tyrone (100%)	55	61	76		56		61		75
Other (100%)	2	3	5		2		3		5
Total North America	1,404	1,518	1,831		1,428		1,484		1,841
South America
Cerro Verde (53.56%)	1,049	1,062	1,108		1,051		1,062		1,105
El Abra (51%)	200	173	220		202		173		227
Total South America	1,249	1,235	1,328		1,253		1,235		1,332
Indonesia
Grasberg minerals district[b]	1,160	984	1,063		1,130		981		1,054
Consolidated - continuing operations	3,813	3,737	4,222	[c]	3,811	[d]	3,700	[d]	4,227	[c,d]
Less noncontrolling interests	695	670	722		694		670		723
Net	3,118	3,067	3,500		3,117		3,030		3,504
Average realized price per pound (continuing operations)					$2.91		$2.93		$2.28
GOLD (thousands of recoverable ounces)
North America (100%)	23	23	27		23		22		25
Indonesia[b]	2,416	1,554	1,061		2,366		1,540		1,054
Consolidated	2,439	1,577	1,088		2,389		1,562		1,079
Less noncontrolling interests	228	145	99		223		144		99
Net	2,211	1,432	989		2,166		1,418		980
Average realized price per ounce					$1,254		$1,268		$1,238
MOLYBDENUM (millions of recoverable pounds)
Henderson (100%)	14	12	10		N/A		N/A		N/A
Climax (100%)	21	20	16		N/A		N/A		N/A
North America copper mines (100%)[a]	32	33	33		N/A		N/A		N/A
Cerro Verde (53.56%)	28	27	21		N/A		N/A		N/A
Consolidated	95	92	80		94		95		74
Less noncontrolling interest	13	13	9		13		12		6
Net	82	79	71		81		83		68
Average realized price per pound					$12.50		$9.33		$8.33

a.
Amounts are net of Morenci’s undivided joint venture partners’ interest; effective May 31, 2016, our undivided interest in Morenci was prospectively reduced from 85 percent to 72 percent (refer to Note 2 for further discussion).

b.
Amounts are net of the former Rio Tinto Joint Venture interest. On December 21, 2018, we completed the transaction with the Indonesian government regarding PT-FI’s long-term mining rights and share ownership, resulting in a reduction of our share ownership in PT-FI from 90.64 percent to 48.76 percent (refer to Note 2 for further discussion). Our economic interest in PT-FI is expected to approximate 81 percent from 2019 through 2022.

c.
Excludes 425 million pounds of copper production and 424 million pounds of copper sales associated with discontinued operations. In November 2016, we completed the sale of our interest in TFHL, through which we held an interest in the Tenke mine (refer to Note 2 for further discussion).

d.	Excludes purchased copper of 356 million pounds in 2018, 273 million pounds in 2017 and 188 million pounds in 2016.

Mineral Reserves
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

Our mineral reserve estimates are based on the latest available geological and geotechnical studies. We conduct ongoing studies of our ore bodies to optimize economic values and to manage risk. We revise our mine plans and estimates of recoverable proven and probable mineral reserves as required in accordance with the latest available studies. Refer to Item 1A. “Risk Factors” for discussion of risks associated with our estimates of proven and probable reserves.

Estimated recoverable proven and probable reserves at December 31, 2018, were determined using $2.50 per pound for copper in North America and South America and $2.00 per pound for copper in Indonesia, $1,000 per ounce for gold and $10 per pound for molybdenum. Reserves for Indonesia would not significantly change if assessed under a long-term price of $2.50 per pound of copper as PT-FI’s reserve plan is mill-constrained by the term of its IUPK, which contains rights to extend mining rights through 2041.

For the three-year period ended December 31, 2018, LME copper settlement prices averaged $2.65 per pound, London PM gold prices averaged $1,259 per ounce and the weekly average price for molybdenum quoted by Metals Week averaged $8.85 per pound. In late 2015, we incorporated changes in the commercial pricing structure for our molybdenum-based chemical products to enable continuation of chemical-grade production.

The estimated recoverable proven and probable reserves presented in the table below represent the estimated metal quantities from which we expect to be paid after application of estimated metallurgical recovery rates and smelter recovery rates, where applicable. Recoverable reserves are that part of a mineral deposit that we estimate can be economically and legally extracted or produced at the time of the reserve determination.

	Estimated Recoverable Proven and Probable Mineral Reserves at December 31, 2018
	Copper[a] (billion pounds)		Gold (million ounces)		Molybdenum (billion pounds)
North America	49.9		0.6		3.06
South America	33.5		—		0.72
Indonesia	36.2	[b]	30.2	[b]	—
Consolidated basis[c]	119.6		30.8		3.78
Net equity interest[d]	86.8		17.0		3.44

a.
Estimated consolidated recoverable copper reserves include 2.0 billion pounds in leach stockpiles and 0.6 billion pounds in mill stockpiles (refer to “Mill and Leach Stockpiles” for further discussion).

b.
Includes 13.0 billion pounds of copper and 10.1 million ounces of gold associated with PT-FI's acquisition of the Rio Tinto Joint Venture interest. Preliminary estimated recoverable proven and probable reserves from Indonesia reflect estimates of minerals that can be recovered through 2041. Refer to Item 1A. “Risk Factors.”

c.
Consolidated reserves represent estimated metal quantities after reduction for joint venture partner interests at the Morenci mine in North America (refer to Note 3 for further discussion of our Morenci joint venture). Excluded from the table above are our estimated recoverable proven and probable reserves of 393.1 million ounces of silver, which were determined using $15 per ounce and include 55.7 million ounces associated with PT-FI's acquisition of the Rio Tinto Joint Venture interest.

d.
Net equity interest reserves represent estimated consolidated metal quantities further reduced for noncontrolling interest ownership (refer to Note 3 for further discussion of our ownership in subsidiaries). Excluded from the table above are our estimated recoverable proven and probable reserves of 269.3 million ounces of silver. Our net equity interest for estimated metal quantities in Indonesia reflects approximately 81 percent from 2019 through 2022 and 48.76 percent from 2023 through 2041.

		Estimated Recoverable Proven and Probable Mineral Reserves
		at December 31, 2018
		Proven Reserves						Probable Reserves
			Average Ore Grade						Average Ore Grade
	Processing	Million	Copper	Gold		Moly	Silver	Million	Copper	Gold		Moly	Silver
	Method	metric tons	%	g/t		%	g/t	metric tons	%	g/t		%	g/t
North America
Morenci	Mill	665	0.34	—		0.02	—	245	0.32	—		0.02	—
	Crushed leach	446	0.52	—		—	—	110	0.47	—		—	—
	ROM leach	2,222	0.17	—		—	—	931	0.16	—		—	—
Bagdad	Mill	1,721	0.34	—	[a]	0.02	1.43	625	0.30	—	[a]	0.02	1.26
	ROM leach	13	0.27	—		—	—	67	0.17	—		—	—
Safford, including Lone Star	Crushed leach	665	0.45	—		—	—	174	0.41	—		—	—
Sierrita	Mill	2,972	0.23	—	[a]	0.02	1.36	397	0.20	—	[a]	0.02	1.16
Chino, including Cobre	Mill	168	0.54	0.05		0.01	0.93	106	0.54	0.04		0.01	0.92
	ROM leach	112	0.29	—		—	—	9	0.26	—		—	—
Tyrone	ROM leach	49	0.26	—		—	—	6	0.21	—		—	—
Henderson	Mill	58	—	—		0.18	—	13	—	—		0.13	—
Climax	Mill	158	—	—		0.15	—	10	—	—		0.09	—
		9,249						2,693
South America
Cerro Verde	Mill	830	0.36	—		0.01	1.90	3,361	0.36	—		0.01	1.89
	Crushed leach	26	0.40	—		—	—	37	0.27	—		—	—
	ROM leach	18	0.21	—		—	—	52	0.15	—		—	—
El Abra	Crushed leach	488	0.44	—		—	—	200	0.40	—		—	—
	ROM leach	9	0.17	—		—	—	8	0.18	—		—	—
		1,371						3,658
Indonesia
DMLZ	Mill	78	0.99	0.83		—	4.64	354	0.91	0.75		—	4.36
Grasberg open pit	Mill	1	2.65	5.70		—	7.97	4	1.08	1.51		—	3.12
DOZ	Mill	14	0.54	0.67		—	2.29	37	0.48	0.53		—	2.23
Big Gossan	Mill	18	2.42	1.03		—	15.15	39	2.24	1.02		—	13.50
GBC	Mill	316	1.11	0.86		—	3.86	647	0.89	0.66		—	3.54
Kucing Liar[b]	Mill	131	1.31	1.09		—	6.60	218	1.19	0.99		—	5.59
		558						1,299
Total FCX - 100% Basis		11,178						7,650

a.	Grade rounds to less than 0.01 g/t.

b.	Would require additional capital investment, which could be significant, to bring into production.

The reserve table above and the tables on the following pages utilize the abbreviations described below:

•	g/t – grams per metric ton

•	Moly – Molybdenum

		Estimated Recoverable Proven and Probable Mineral Reserves
		at December 31, 2018
		(continued)
		Proven and
		Probable	Average Ore Grade					Recoveries[a]
	Processing	Million	Copper	Gold		Moly	Silver	Copper	Gold	Moly	Silver
	Method	metric tons	%	g/t		%	g/t	%	%	%	%
North America
Morenci	Mill	910	0.33	—		0.02	—	79.8	—	49.4	—
	Crushed leach	556	0.51	—		—	—	78.3	—	—	—
	ROM leach	3,153	0.16	—		—	—	42.4	—	—	—
Bagdad	Mill	2,346	0.33	—	[b]	0.02	1.39	86.2	59.1	70.8	49.3
	ROM leach	80	0.19	—		—	—	24.7	—	—	—
Safford, including Lone Star	Crushed leach	839	0.44	—		—	—	71.4	—	—	—
Sierrita	Mill	3,369	0.23	—	[b]	0.02	1.34	82.1	60.0	78.1	49.3
Chino, including Cobre	Mill	274	0.54	0.04		0.01	0.93	80.4	74.6	26.0	75.2
	ROM leach	121	0.29	—		—	—	44.4	—	—	—
Tyrone	ROM leach	55	0.25	—		—	—	52.5	—	—	—
Henderson	Mill	71	—	—		0.17	—	—	—	89.9	—
Climax	Mill	168	—	—		0.15	—	—	—	89.6	—
		11,942
South America
Cerro Verde	Mill	4,191	0.36	—		0.01	1.89	86.2	—	54.2	44.7
	Crushed leach	63	0.33	—		—	—	81.1	—	—	—
	ROM leach	70	0.17	—		—	—	47.9	—	—	—
El Abra	Crushed leach	688	0.43	—		—	—	54.5	—	—	—
	ROM leach	17	0.18	—		—	—	41.6	—	—	—
		5,029
Indonesia
DMLZ	Mill	432	0.92	0.76		—	4.41	86.8	79.2	—	64.4
Grasberg open pit	Mill	5	1.26	1.98		—	3.66	91.8	89.1	—	43.2
DOZ	Mill	51	0.50	0.57		—	2.25	90.1	85.3	—	67.9
Big Gossan	Mill	57	2.30	1.02		—	14.02	91.4	67.8	—	63.7
GBC	Mill	963	0.96	0.72		—	3.64	84.0	63.2	—	55.7
Kucing Liar[c]	Mill	349	1.24	1.03		—	5.97	85.2	45.7	—	40.4
		1,857
Total FCX - 100% Basis		18,828

a.	Recoveries are net of estimated mill and smelter losses.

b.	Grade rounds to less than 0.01 g/t.

c.	Would require additional capital investment, which could be significant, to bring into production.

Estimated Recoverable Proven and Probable Mineral Reserves
at December 31, 2018
(continued)
			Recoverable Reserves
			Copper		Gold	Moly	Silver
	FCX’s	Processing	billion		million	billion	million
	Interest	Method	lbs.		ozs.	lbs.	ozs.
North America
Morenci	72%	Mill	5.3		—	0.18	—
		Crushed leach	4.9		—	—	—
		ROM leach	4.9		—	—	—
Bagdad	100%	Mill	14.6		0.1	0.74	51.5
		ROM leach	0.1		—	—	—
Safford, including Lone Star	100%	Crushed leach	5.9		—	—	—
Sierrita	100%	Mill	13.8		0.2	1.42	71.3
Chino, including Cobre	100%	Mill	2.6		0.3	0.01	6.2
		ROM leach	0.4		—	—	—
Tyrone	100%	ROM leach	0.2		—	—	—
Henderson	100%	Mill	—		—	0.24	—
Climax	100%	Mill	—		—	0.50	—
			52.7		0.6	3.09	129.0
Recoverable metal in stockpiles[a]			1.6		—	0.02	—
100% operations			54.3		0.6	3.11	129.0
Consolidated			49.9		0.6	3.06	129.0
Net equity interest			49.9		0.6	3.06	129.0

South America
Cerro Verde	53.56%	Mill	28.4		—	0.71	113.7
		Crushed leach	0.4		—	—	—
		ROM leach	0.1		—	—	—
El Abra	51%	Crushed leach	3.6		—	—	—
		ROM leach	—	[b]	—	—	—
			32.5		—	0.71	113.7
Recoverable metal in stockpiles[a]			1.0		—	0.01	1.8
100% operations			33.5		—	0.72	115.5
Consolidated			33.5		—	0.72	115.5
Net equity interest			17.8		—	0.38	61.9

Indonesia
DMLZ	c	Mill	7.6		8.4	—	39.5
Grasberg open pit	c	Mill	0.1		0.3	—	0.3
DOZ	c	Mill	0.5		0.8	—	2.5
Big Gossan	c	Mill	2.6		1.3	—	16.3
GBC	c	Mill	17.2		14.1	—	62.8
Kucing Liar	c	Mill	8.1		5.2	—	27.0
			36.1		30.1	—	148.4
Recoverable metal in stockpiles[a]			0.1		0.1	—	0.2
100% operations			36.2		30.2	—	148.6
Consolidated			36.2		30.2	—	148.6
Net equity interest			19.1		16.4	—	78.4

Total FCX – 100% basis			124.0		30.8	3.83	393.1
Total FCX – Consolidated basis[d]			119.6		30.8	3.78	393.1
Total FCX – Net equity interest[e]			86.8		17.0	3.44	269.3

a.	Refer to “Mill and Leach Stockpiles” for additional information.

b.	Pounds round to less than 0.1 billion pounds of copper.

c.
On December 21, 2018, we completed the transaction with the Indonesian government regarding PT-FI’s long-term mining rights and share ownership, resulting in a reduction of our share ownership in PT-FI from 90.64 percent to 48.76 percent (refer to Note 2 for further discussion).

d.	Consolidated reserves represent estimated metal quantities after reduction for Morenci’s joint venture partner interests (refer to Note 3 for further discussion).

e.
Net equity interest represents estimated consolidated metal quantities further reduced for noncontrolling interest ownership (refer to Note 3 for further discussion of our ownership in subsidiaries). Our net equity interest for estimated metal quantities in Indonesia reflects approximately 81 percent from 2019 through 2022 and 48.76 percent from 2023 through 2041.

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

The table below shows the minimum cutoff grade by process for each of our existing ore bodies as of December 31, 2018:

	Copper Equivalent Cutoff Grade (Percent)			Molybdenum Cutoff Grade (Percent)
	Mill	Crushed Leach	ROM Leach	Mill
North America
Morenci	0.17	0.12	0.03	—
Bagdad	0.15	—	0.08	—
Safford, including Lone Star	—	0.08	—	—
Sierrita	0.15	—	—	—
Chino, including Cobre	0.19	—	0.05	—
Tyrone	—	—	0.03	—
Henderson	—	—	—	0.12
Climax	—	—	—	0.05
South America
Cerro Verde	0.15	0.12	0.08	—
El Abra	—	0.11	0.06	—
Indonesia
DMLZ	0.89	—	—	—
Grasberg open pit	0.25	—	—	—
DOZ	0.89	—	—	—
Big Gossan	1.77	—	—	—
GBC	0.80	—	—	—
Kucing Liar	0.97	—	—	—

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

The following table sets forth the average drill hole spacing based on average sample distance or drill pattern spacing for proven and probable ore reserves by process type:

		Average Drill Hole Spacing (in Meters)
		Proven		Probable
	Mining Unit	Mill	Leach	Mill	Leach
North America
Morenci	Open Pit	86	86	122	122
Bagdad	Open Pit	86	86	122	122
Safford, including Lone Star	Open Pit	—	86	—	122
Sierrita	Open Pit	73	—	104	—
Chino	Open Pit	43	86	86	122
Cobre	Open Pit	61	61	91	91
Tyrone	Open Pit	—	86	—	86
Henderson	Block Cave	47	—	96	—
Climax	Open Pit	61	—	91	—
South America
Cerro Verde	Open Pit	55	55	110	110
El Abra	Open Pit	—	75	—	120
Indonesia
DMLZ	Block Cave	21	—	63	—
Grasberg open pit	Open Pit	25	—	51	—
DOZ	Block Cave	22	—	55	—
Big Gossan	Open Stope	12	—	35	—
GBC	Block Cave	28	—	66	—
Kucing Liar	Block Cave	39	—	96	—

Production Sequencing
The following chart illustrates our current plans for sequencing and producing our proven and probable reserves at each of our ore bodies and the years in which we currently expect production from each ore body and related stockpiles. Our proven and probable ore reserves in Indonesia reflect estimates of minerals that can be recovered through the end of 2041, and our current mine plan and planned operations are based on the assumption that PT-FI will comply with its obligations under the IUPK and receive the second 10-year extension from 2031 through 2041 (refer to Item 1A. “Risk Factors” and Note 13 for further discussion). Production volumes are typically lower in the first few years for each ore body as development activities are ongoing and as the mine ramps up to full production and production volumes may also be lower as the mine reaches the end of its life. The sequencing dates shown in the chart below include development activity that results in metal production. The ultimate timing of the start of production from our undeveloped mines is dependent upon a number of factors, including the results of our exploration and development efforts, and may vary from the dates shown below. In addition, we develop our mine plans based on maximizing the net present value from the ore bodies. Significant additional capital expenditures will be required at many of these mines in order to achieve the life-of-mine plans reflected below.

Production Sequencing
Based on life-of-mine plans as of January 1, 2019

Year
2019
2021
2023
2025
2027
2029
2031
2033
2035
2037
2039
2041
2043
2045
2047
2049
2051
2053
2055
2057
2059
2061
2063
2065
2101
2103
2105
2107
2109
2111
2113
North America
Morenci
Bagdad
Chino, including Cobre
Miami
Safford, including Lone Star
Sierrita
Tyrone
Henderson
Climax
South America
Cerro Verde
El Abra
Indonesia
Grasberg Open Pit
DOZ Block Cave
GBC
DMLZ Block Cave
Big Gossan
Kucing Liar Block Cave
IUPK
(Including extension)

Mill and Leach Stockpiles
Mill and leach stockpiles generally contain lower grade ores that have been extracted from an ore body and are available for metal recovery. Mill stockpiles contain sulfide ores and recovery of metal is through milling, concentrating, smelting and refining or, alternatively, by concentrate leaching. Leach stockpiles contain oxide ores and certain secondary sulfide ores and recovery of metal is through exposure to acidic solutions that dissolve contained copper and deliver it in solution to extraction processing facilities.

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

Following are our stockpiles and the estimated recoverable copper contained within those stockpiles as of December 31, 2018:

				Recoverable
	Million	Average	Recovery	Copper
	Metric Tons	Ore Grade (%)	Rate (%)	(billion pounds)
Mill stockpiles
Cerro Verde	104	0.27	74.1	0.5
Grasberg minerals district	13	0.49	71.6	0.1
	117			0.6

Leach stockpiles
Morenci	6,596	0.24	1.6	0.5
Bagdad	499	0.25	0.4	— [a]
Safford, including Lone Star	289	0.43	8.5	0.3
Sierrita	650	0.15	9.9	0.2
Miami	498	0.39	1.5	0.1
Chino, including Cobre	1,743	0.25	3.7	0.4
Tyrone	1,148	0.28	2.1	0.1
Cerro Verde	488	0.47	5.0	0.2
El Abra	744	0.44	4.5	0.3
	12,655			2.1

Total FCX - 100% basis				2.7
Total FCX - Consolidated basis[b]				2.6
Total FCX - Net equity interest[c]				2.1

a.	Rounds to less than 0.1 billion pounds of recoverable copper.

b.	Consolidated stockpiles represent estimated metal quantities after reduction for Morenci’s joint venture partner interests. Refer to Note 3 for further discussion.

c.
Net equity interest represents estimated consolidated metal quantities further reduced for noncontrolling interest ownership (refer to Note 3 for further discussion of our ownership in subsidiaries). Our net equity interest for estimated metal quantities in Grasberg minerals district reflects approximately 81 percent from 2019 through 2022 and 48.76 percent from 2023 through 2041.

Mineralized Material
We hold various properties containing mineralized material that we believe could be brought into production should market conditions warrant. However, permitting and significant capital expenditures would be required before operations could commence at these properties. Mineralized material is a mineralized body that has been delineated by appropriately spaced drilling and/or underground sampling to support the reported tonnage and average metal grades. Such a deposit cannot qualify as recoverable proven and probable reserves until legal and economic feasibility are confirmed based upon a comprehensive evaluation of development costs, unit costs, grades, recoveries and other material factors. Estimated mineralized materials as presented on the following page were assessed using prices of $3.00 per pound for copper, $1,200 per ounce for gold, $12 per pound for molybdenum and $20 per ounce for silver. Refer to Item 1A. “Risk Factors” for discussion of risks associated with our estimates of mineralized material.

Estimated Mineralized Material
at December 31, 2018
		Milling Material							Leaching Material			Total Mineralized Material
		Million							Million			Million
	FCX’s	metric	Copper	Gold		Moly		Silver	metric		Copper	metric
	Interest	tons	%	g/t		%		g/t	tons		%	tons
North America
Morenci	72%	1,192	0.28	—		0.02		—	1,584		0.18	2,776
Bagdad	100%	474	0.32	—	[a]	0.02		1.4	2		0.14	476
Safford, including Lone Star	100%	665	0.52	0.07		—		1.4	792		0.30	1,457
Sierrita	100%	1,378	0.17	—	[a]	0.02		1.0	—		—	1,378
Chino, including Cobre	100%	236	0.41	0.02		0.01		0.7	24		0.22	260
Tyrone	100%	—	—	—		—		—	157		0.23	157
Henderson	100%	103	—	—		0.14		—	—		—	103
Climax	100%	357	—	—		0.16		—	—		—	357
Ajo	100%	585	0.37	0.06		0.01		0.8	—		—	585
Cochise/Bisbee	100%	—	—	—		—		—	306		0.44	306
Sanchez	100%	—	—	—		—		—	211		0.28	211
Tohono	100%	279	0.68	—		—		—	291		0.66	570
Twin Buttes	100%	359	0.46	—		0.03		4.9	144		0.20	503
Christmas	100%	398	0.37	0.05		—	[a]	1.0	—		—	398
South America
Cerro Verde	53.56%	1,242	0.35	—		0.01		1.8	17		0.20	1,259
El Abra	51%	2,124	0.40	0.02		0.01		1.3	138		0.25	2,262
Indonesia
Grasberg minerals district	48.76%	2,613	0.68	0.60		—		3.6	—	—	—	2,613
Africa
Kisanfu[b]	95%	77	1.83	—		—		—	64		2.39	141
Total FCX - 100% basis		12,082							3,730			15,812
Total FCX - Consolidated basis[c]		11,748							3,285			15,033
Total FCX - Net equity interest[d]		8,788							3,206			11,994

a.	Amounts not shown because of rounding.

b.	Stated tonnage also includes cobalt (0.95 percent for milling material and 0.97 percent for leaching material).

c.	Consolidated basis represents estimated mineralized materials after reduction for Morenci’s joint venture partner interests. Refer to Note 3 for further discussion.

d.
Net equity interest represents estimated consolidated mineralized material further reduced for noncontrolling interest ownership. Refer to Note 3 for further discussion of our ownership in subsidiaries.

OIL AND GAS OPERATIONS

As further discussed in Note 2, during the three years ended December 31, 2018, we completed the sales of substantially all of our oil and gas properties. As a result, our portfolio of oil and gas assets at December 31, 2018, included natural gas production onshore in South Louisiana and oil production offshore in California, which had estimated proved developed reserves of 7.2 million barrels of oil equivalents (MMBOE).

Exploration and Development Activities
Capital expenditures associated with oil and gas properties totaled $2 million in 2018, and we have no plans to incur significant capital expenditures associated with oil and gas properties in future periods. Capital expenditures for our oil and gas operations totaled $34 million in 2017 and $1.2 billion in 2016 (including $0.6 billion incurred for Gulf of Mexico and $0.5 billion for changes in capital expenditure accruals).

Production and Sales Data
Oil and gas sales totaled 3.1 MMBOE in 2018 and 4.6 MMBOE in 2017. Oil and gas production and sales for the year 2016 totaled 47.1 MMBOE, including 34.4 million barrels (MMBbls) of oil, 65.1 billion cubic feet of natural gas and 1.8 MMBbls of natural gas liquids.

Productive Wells
At December 31, 2018 and 2017, the total number of active producing oil and gas wells was not significant. At December 31, 2016, we had working interests in 120 gross (94 net) active producing oil wells and 640 gross (100 net) active producing natural gas wells.

Drilling Activities
As of and for the years ended December 31, 2018 and 2017, there were no exploratory or development wells drilled or in progress. During the year ended December 31, 2016, we drilled 3 gross (2 net) exploratory productive wells and 9 gross (5 net) development productive wells.

Item 1A. Risk Factors.

This report contains “forward-looking statements” within the meaning of United States (U.S.) federal securities laws. Forward-looking statements are all statements other than statements of historical facts, such as projections or expectations relating to ore grades and milling rates; production and sales volumes; unit net cash costs; operating cash flows; capital expenditures; our expectations regarding our share of PT Freeport Indonesia’s (PT-FI) future cash flows through 2022; PT-FI’s development, financing, construction and completion of a new smelter in Indonesia; exploration efforts and results; development and production activities, rates and costs; liquidity; tax rates; supply of and demand for, and the impact of, copper, gold and molybdenum price changes; the impact of deferred intercompany profits on earnings; reserve estimates; future dividend payments; and share purchases and sales.

We undertake no obligation to update any forward-looking statements. We caution readers that forward-looking statements are not guarantees of future performance and our actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include the following:

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

Fluctuations in commodities prices are caused by varied and complex factors beyond our control, including global supply and demand balances and inventory levels; global economic and political conditions; international regulatory, trade and tax policies, including national tariffs; commodities investment activity and speculation; interest rates; the strength of the U.S. dollar compared to foreign currencies; the price and availability of substitute products; and changes in technology. Volatility in global economic growth, particularly in developing economies, has the potential to adversely affect future demand and prices for commodities. Geopolitical uncertainty and protectionism, including the United Kingdom’s plans to exit from the European Union (commonly referred to as Brexit), have the potential to inhibit international trade and negatively impact business confidence, which creates the risk of constraints on our ability to trade in certain markets and has the potential to increase price volatility.

Copper prices may be affected by demand from China, which has become the largest consumer of refined copper in the world, and by changes in demand for industrial, commercial and residential products containing copper. Rising trade tensions between the U.S. and China and efforts by the Chinese government to reduce debt levels contributed to a recent slowdown in China’s growth. A continued slowing in China’s economic growth and demand and continued trade tensions between the U.S. and China could result in lower copper prices which could have a material adverse impact on our business and results of operations, including cash flow. The adoption and expansion of trade restrictions, changes in the state of China-U.S. relations, including the current trade war, or other governmental action related to tariffs or trade agreements or policies are difficult to predict and could adversely affect demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could have a material adverse effect on our business, results of operations, or financial condition.

Copper prices have fluctuated historically, with London Metal Exchange (LME) copper settlement prices ranging from $1.96 per pound to $3.29 per pound during the three years ended December 31, 2018. LME copper settlement prices averaged $2.96 per pound in 2018, $2.80 per pound in 2017 and $2.21 per pound in 2016. The LME copper settlement price was $2.71 per pound on December 31, 2018, and $2.79 per pound on January 31, 2019.

Factors affecting gold prices may include the relative strength of the U.S. dollar to other currencies, inflation and interest rate expectations, purchases and sales of gold by governments and central banks, demand from China and India, two of the world’s largest consumers of gold, and global demand for jewelry containing gold. The London PM gold price averaged $1,268 per ounce in 2018, $1,257 per ounce in 2017 and $1,250 per ounce in 2016. The London PM gold price was $1,279 per ounce on December 28, 2018 (there was no London PM gold price quote on December 31, 2018), and $1,323 per ounce on January 31, 2019.

The Metals Week Molybdenum Dealer Oxide weekly average price averaged $11.93 per pound in 2018, $8.21 per pound in 2017 and $6.47 per pound in 2016. The Metals Week Molybdenum Dealer Oxide weekly average price was $11.88 per pound on December 31, 2018, and $10.95 per pound on January 31, 2019.

Declines in prices of commodities we sell could result in metals inventory adjustments and impairment charges for our long-lived assets. Other events that could result in impairment of our long-lived assets include, but are not limited to, decreases in estimated proven and probable mineral reserves and any event that might have a material adverse effect on current and future expected mine production costs.

Our debt and other financial commitments may limit our financial and operating flexibility.

At December 31, 2018, our total consolidated debt was $11.1 billion (see Note 8) and our total consolidated cash was $4.2 billion. We also have various other financial commitments, including reclamation and environmental obligations, take-or-pay contracts and leases. For further information, refer to the risk factor below relating to mine closure and reclamation regulations and plugging and abandonment obligations related to our remaining oil and gas properties.

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

As of January 31, 2019, our senior unsecured debt was rated “BB“ with a stable outlook by Standard & Poor’s (S&P), “BB+” with a negative outlook by Fitch Ratings (Fitch), and “Ba2” with a stable outlook by Moody’s Investors Service (Moody’s). There is no assurance that our credit ratings will not be downgraded in the future.

Certain of our debt agreements, including our revolving credit facility, use the London Interbank Offered Rate (LIBOR) as a reference rate. In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. If LIBOR is unavailable after 2021, our debt with interest rates that are indexed to LIBOR will be determined using various alternative methods to the extent provided for in our agreements, which could result in increases in interest rates on such debt. Further, we may need to renegotiate our debt agreements and the loans that utilize LIBOR to replace LIBOR with the new standard that is established by the U.S. Alternative Rate Reference Committee, which is currently expected to be the Secured Overnight Bank Financing Rate.

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

With respect to our mining operations, most of our financial assurance obligations are imposed by state laws that vary significantly by jurisdiction, depending on how each state regulates land use and groundwater quality. Although Section 108(b) of CERCLA has required EPA to identify classes of facilities that must establish evidence of financial responsibility since CERCLA was adopted in 1980, currently, there are no financial assurance requirements for active mining operations under CERCLA. In response to litigation initiated by several environmental organizations against EPA and a subsequent settlement, EPA proposed financial assurance regulations for the hard rock mining industry in January 2017, which were vigorously opposed by us and others in the mining industry. As proposed, the rules would have imposed financial responsibility obligations on U.S. hard rock mining operations that are unnecessary, duplicative of existing state and other federal requirements, and unreasonable. Our initial calculations suggested that the financial responsibility amounts would be difficult, if not impossible, for us and others to meet with corporate resources, and would be extremely expensive, if not impossible, to finance with third-party financial instruments such as letters of credit, bonds or insurance. In December 2017, EPA withdrew its proposed rules and in February 2018, EPA published its final decision that additional financial assurance regulations for the hard rock mining industry would not be needed given the existing state and federal regulatory programs that became effective in March 2018. In May 2018, environmental organizations filed a petition for review with the U.S. Court of Appeals for the District of Columbia. We and others in the mining industry intervened in the case. If the court remands the rule back to EPA for reconsideration, a re-proposal of rules similar in nature to EPA’s 2017 proposed rules would severely harm the international competitiveness of the U.S. hard rock mining industry and would materially and adversely affect our cash flows, results of operations and financial condition.

We are also subject to financial assurance requirements in connection with our remaining oil and gas properties under both state and federal laws, including financial responsibility required under the Oil Pollution Act of 1990 to cover containment and cleanup costs resulting from an oil spill. In 2016, the U.S. Bureau of Ocean Energy Management (BOEM) issued revised requirements for lessees operating in federal waters to secure the cost of plugging, abandoning, decommissioning and/or removing wells, platforms and pipelines at the end of production. The revised requirements eliminate previously provided waivers from requirements to post security. In early 2017, the BOEM announced a delay in the implementation of certain aspects of the rules pending further review and in June 2017, BOEM further extended the start date for implementation indefinitely. This extension currently remains in effect. If implemented, the new requirements could require us to post security in the form of bonds or similar assurances. The cost for bonds or other forms of assurances can be substantial, and there is no assurance that they can be obtained in all cases.

As of December 31, 2018, our financial assurance obligations totaled $1.2 billion for closure and reclamation/restoration costs of U.S. mining sites, and $0.5 billion for plugging and abandonment obligations of our remaining oil and gas properties. A substantial portion of our financial assurance obligations are satisfied by FCX and subsidiary guarantees and financial capability demonstrations. Our ability to continue to provide guarantees and financial capability demonstrations depends on state and other regulatory requirements, our financial performance and our financial condition. Other forms of assurance, such as letters of credit and surety bonds, are costly to provide and, depending on our financial condition and market conditions, may be difficult or impossible to obtain. Failure to provide the required financial assurance could result in the closure of the affected properties.

Refer to Notes 1 and 12, for further discussion of our environmental and asset retirement obligations.

Unanticipated litigation or negative developments in pending litigation or with respect to other contingencies could have a material adverse effect on our cash flows, results of operations and financial condition.

We are involved in numerous legal proceedings and subject to other contingencies that have arisen or may arise in the ordinary course of our business or are associated with environmental issues, including those described in Note 12 and in Item 3. “Legal Proceedings” involving matters such as remediation, restoration and reclamation of environmental contamination, claims of personal injury or property damage arising from such contamination or from exposure to substances such as lead, arsenic, asbestos, talc and other allegedly toxic substances, disputes over water rights, and disputes with foreign governments or regulatory authorities over royalties, taxes, rights and obligations under concession or other agreements, or other matters. We are also involved periodically in other reviews, inquiries, investigations and other proceedings initiated by or involving government agencies, some of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In addition, from time to time we are involved in disputes over the allocation of environmental remediation obligations at Superfund and other sites. The outcome of litigation is inherently uncertain and adverse developments or outcomes can result in significant monetary damages, penalties, other sanctions or injunctive relief against us, limitations on our property rights, or regulatory interpretations that increase our operating costs. Management does not believe, based on currently available information, that the outcome of any individual legal proceeding will have a material adverse effect on our financial condition, although individual or cumulative outcomes could be material to our operating results for a particular period, depending on the nature and magnitude of the outcome and the operating results for the period.

With respect to the asbestos and talc exposure cases described in Note 12, there has been a recent significant increase in the number of cases alleging the presence of asbestos contamination in talc-based personal care products and in cases alleging exposure to talc products that are not alleged to be contaminated with asbestos. In these cases, plaintiffs allege serious health risks and often fatal diseases, including mesothelioma and ovarian cancer, allegedly caused by long-term use of talc-based cosmetic and personal care products. Nationwide trial results in these cases have ranged from outright dismissals to very large jury awards of both compensatory and punitive damages. The primary targets have been the producers of those products, but defendants in many of these cases also include talc miners. Cyprus Amax Minerals Company (CAMC), an indirect wholly owned subsidiary of FCX is one of those targets. One of CAMC’s wholly owned subsidiaries, Cyprus Mines Corporation, was involved in talc mining until 1992 when it exited that business. CAMC has contractual indemnification rights, subject to limited reservations, against the ultimate successor to the business, which has acknowledged those indemnification obligations and has taken responsibility for all cases tendered to it to date. However, on February 13, 2019, the indemnitor filed for Chapter 11 bankruptcy protection, and CAMC is in the very early stages of evaluating the potential implications of that filing.

We may be adversely impacted by increased liabilities and costs related to our defined benefit pension plans.

We sponsor two defined benefit pension plans for certain current and former employee in the U.S. and a few pension plans for non-U.S. locations which provide for specified payments after retirement. The major defined benefit pension plans are funded with trust assets invested in a diversified portfolio of securities and other investments. Changes in regulatory requirements or the market value of plan assets, investment returns, interest rates and mortality rates may affect the funded status of our defined benefit pension plans and cause volatility in the net periodic benefit cost, future funding requirements of the plans and the funded status as recorded on the balance sheet. A sustained period of low or insufficient returns could require us to fund our pension plans to a greater extent than anticipated. Refer to Note 9 for further discussion.

International risks

Our international operations are subject to political, economic, social and regional risks of doing business in countries outside the U.S.

We are a U.S.-based mining company with substantial assets located outside of the U.S. We conduct international mining operations in Indonesia, Peru and Chile and exploration activities in various foreign jurisdictions. Accordingly, in addition to the usual risks associated with conducting business in countries outside the U.S., our business may be adversely affected by political, economic, social and regional uncertainties in each of these countries. Risks of conducting business in countries outside the U.S. include:

•
Delays in obtaining or renewing, or the inability to obtain, maintain or renew, or the renegotiation, cancellation, revocation or forced modification of existing contracts, leases, licenses, permits or other agreements and/or approvals;

•	Expropriation or nationalization of property, protectionism, restrictions on repatriation of earnings or capital, or other currency controls;

•
Changes in the host country’s laws, regulations and policies, including, but not limited to, those relating to labor, taxation, royalties, duties, tariffs, divestment, imports, exports (including restrictions on the export of copper concentrates, copper and/or gold), trade regulations, currency and environmental matters (including land use and water use), which because of rising “resource nationalism” in countries around the world, may impose increasingly onerous requirements on foreign operations and investment;

•	Political instability, bribery, extortion, corruption, civil unrest, acts of war, guerrilla activities, insurrection and terrorism;

•
Changes in the aspirations and expectations of local communities in which we operate with respect to our contributions to employee health and safety, infrastructure and community development and other factors that may affect our social license to operate, all of which lead to increased costs;

•	Risk of loss associated with trespass, local artisanal or illegal mining, theft and vandalism;

•
Changes in U.S. trade, tax, immigration or other policies that may harm relations with foreign countries or result in retaliatory policies, including the U.S.-China trade war that began in 2018 which, if prolonged, could have a significant adverse effect on global trade and the global economy;

•	Increases in training and other costs and challenges relating to requirements by governmental entities to employ the nationals of the country in which a particular operation is located;

•	Foreign exchange controls, fluctuations in foreign currency exchange rates and inflation; and

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

Our international operations must comply with the U.S. Foreign Corrupt Practices Act and similar anti-corruption and anti-bribery laws of the other jurisdictions in which we operate. There has been a substantial increase in the global enforcement of these laws in recent years. We operate in certain jurisdictions that have experienced governmental and private sector corruption to some degree, and, in certain circumstances, compliance with anti-corruption and anti-bribery laws and heightened expectations of enforcement authorities may be in tension with certain local customs and practices. There can be no assurance that our internal control policies and procedures will always protect us from misinterpretation of or noncompliance with applicable laws and internal policies, recklessness, fraudulent behavior, dishonesty or other inappropriate acts committed by our affiliates, employees, agents or contractors. As such, our corporate policies and processes may not prevent or detect all potential breaches of law or other governance practices. Any violation of those laws could result in significant criminal or civil fines and penalties, litigation, and loss of operating licenses or permits, and may damage our reputation, which could have a material adverse effect on our cash flows, results of operations and financial condition.

We are involved in several significant tax proceedings and other tax disputes with Indonesian and Peruvian tax authorities (refer to Note 12 for further discussion of these matters). Other risks specific to certain countries in which we operate are discussed in more detail below.

Because our mining operation in Indonesia is a significant operating asset, our business may be adversely affected by political, economic and social uncertainties in Indonesia.

Our Indonesia mining operations include the Grasberg minerals district, one of the world’s largest copper and gold deposits. These operations are conducted by our subsidiary PT-FI pursuant to a special mining license (IUPK) issued by the Indonesian government on December 21, 2018, which replaced PT-FI’s former Contract of Work (COW) entered into in December 1991. Under the terms of the IUPK, PT-FI has been granted an extension of mining rights through 2031, with rights to extend its mining rights through 2041, subject to, among other things, PT-FI completing the construction of a new smelter in Indonesia by December 21, 2023, and fulfilling its defined fiscal obligations to the Indonesian government. Refer to Note 13 for a summary of the IUPK’s key fiscal terms.

PT-FI has applied for a one-year extension of its export license, which currently expires on February 16, 2019. Export licenses are valid for one year periods, subject to review and approval by the Indonesian government every six months, depending on smelter construction progress.

Maintaining a good working relationship with the Indonesian government is important because of the significance of our Indonesia operations to our business, and because our mining operations there are among Indonesia’s most significant business enterprises. The Grasberg minerals district has been designated by the Indonesian government as one of Indonesia’s vital national assets. Partially because of its significance to Indonesia’s economy, the environmentally sensitive area where it is located, and the number of people employed, our Indonesia operations have been the subject of political debates and of criticism in the Indonesian press, and have been the target of protests and occasional violence. Improper management of our working relationship with the Indonesian government could lead to a disruption of operations and/or impact our reputation in Indonesia and in the region where we operation, which could adversely affect our business. In addition, PT Indonesia Asahan Aluminium (Persero) (PT Inalum), a shareholder in PT-FI, is an Indonesian state-owned enterprise. Disputes between us and PT Inalum may result in litigation or arbitration, which could increase our expenses and distract our officers and directors from focusing their time and effort on our business.

The Indonesian mining industry is subject to extensive regulation within Indonesia, and there have been major developments in laws and regulations applicable to mining concession holders, some of which have conflicted with PT-FI’s contractual rights in the past. In particular, the enactment of Law No. 4 of 2009 on Coal and Mineral Mining on January 12, 2009 (the Mining Law) replaced the previous regulatory framework which allowed concession holders, including PT-FI, to conduct mining activities in Indonesia under a contract of work system. The Mining Law, which sets out the regulatory framework for the mining industry in Indonesia, only contains substantive principles and leaves many specific issues to be addressed in implementing regulations, some of which have conflicted with PT-FI’s contractual rights in the past, including, but not limited to, regulations that imposed a progressive export duty on copper concentrate, restricted exports of copper concentrate and anode slimes, increased royalty rates, and required payment of a smelter assurance bond to support a commitment to construct a new smelter in Indonesia (refer to Note 13 for further discussion of the smelter assurance bond). In January 2017, PT-FI suspended exports through April 2017 in response to these Mining Law regulations.

The Mining Law stipulated that previously granted mining rights (through a contract of work) would continue to be valid until expiry, subject to certain adjustments. PT-FI’s former COW was concluded pursuant to the 1967 Foreign Capital Investment Law, which provided basic guarantees of remittance rights and protection against nationalization, a framework for economic incentives and basic rules regarding other rights and obligations of foreign investors. The initial term of PT-FI’s former COW was scheduled to expire in 2021 and explicitly provided that it could be extended for two 10-year periods subject to Indonesian government approval, which could not be withheld or delayed unreasonably. Prior to the issuance of the IUPK to PT-FI in December 2018, PT-FI had been engaged in discussions with the Indonesian government since 2012 regarding various provisions of its former COW, including extending its term. Notwithstanding provisions in PT-FI’s former COW prohibiting it from doing so, the Indonesian government sought to modify PT-FI’s former COW to address provisions contained in the Mining Law and implementing regulations adopted thereunder, some of which were not required under or conflicted with PT-FI’s former COW, including, but not limited to (i) restrictions on PT-FI’s basic right to export mining products; (ii) imposition of additional export duties; (iii) imposition of excess surface water taxes (refer to Note 12); (iv) imposition of new requirement to build additional smelter capacity in Indonesia; (v) unreasonable withholding and delay in granting approval of two successive ten-year extensions of the term of the former COW; and (vi) imposition of new divestment requirements.

We cannot assure you that future regulatory changes affecting the mining industry in Indonesia will not be introduced or unexpectedly repealed, or that new interpretations of existing laws and regulations will not be issued, which could adversely affect our business, financial condition and results of operations.

In 2019, Indonesia will hold national legislative elections. The presidential election will be held in April 2019, with a run-off in August 2019, if required. Political considerations leading up to these elections could affect the country’s policies pertaining to foreign investment, which could adversely affect our Indonesia mining operations.

We will not mine all of PT-FI’s ore reserves in the Grasberg minerals district before the initial term of PT-FI’s IUPK expires in 2031 and the IUPK may not be extended through 2041 if PT-FI fails to abide by the terms and conditions of the IUPK and applicable laws and regulations.

As discussed in the above risk factor, “Because our mining operation in Indonesia is a significant operating asset, our business may be adversely affected by political, economic and social uncertainties in Indonesia”, on December 21, 2018, PT-FI was granted a new IUPK to replace its former COW, enabling PT-FI to conduct operations in the Grasberg minerals district through 2041. Under the terms of the IUPK, PT-FI has been granted mining rights through 2031, with rights to extend its mining rights through 2041, subject to, among other things, PT-FI completing the construction of a new smelter in Indonesia by December 21, 2023, and fulfilling its defined fiscal obligations to the Indonesian government. Refer to Note 13 for a summary of the IUPK’s key fiscal terms.

The IUPK also requires PT-FI to pay duties on concentrate exports of 5 percent, declining to 2.5 percent when smelter development progress exceeds 30 percent, and eliminated when smelter development progress exceeds 50 percent. Smelter development progress will be determined by an independent verifier appointed by the Ministry of Energy and Mineral Resources (MEMR) and subject to approval by the MEMR. PT-FI is initiating front-end engineering and design and intends to pursue financing, commercial and potential partner arrangements for this project, which has a preliminary estimated capital cost in the $3 billion range. The economics of the new smelter will be borne by PT-FI’s shareholders according to their respective long-term share ownership percentages. PT-FI’s ability to raise and service significant new sources of capital will be a function of macroeconomic conditions, future market prices as well as PT-FI’s operational performance, cash flow and debt position, among other factors. Financing may not be available when needed or, if available, the terms of such financing may not be favorable to PT-FI.

Our proven and probable ore reserves in Indonesia reflect estimates of minerals that can be recovered through the end of 2041, and PT-FI’s current long-term mine plan and planned operations are based on the assumption that PT-FI will abide by the terms and conditions of the IUPK and will be granted the 10-year extension from 2031 through 2041. As a result, we will not mine all of these ore reserves during the initial term of the IUPK. Prior to the end of 2031, we expect to mine 53 percent of aggregate proven and probable recoverable ore at December 31, 2018, representing 57 percent of our net equity share of recoverable copper reserves and 64 percent of our net equity share of recoverable gold reserves.

If PT-FI does not complete the construction of a new smelter in Indonesia by December 21, 2023, or fulfill its defined fiscal obligations to the Indonesian government as set forth in the IUPK, the IUPK will likely not be extended from 2031 to 2041, and we would be unable to mine all of PT-FI’s ore reserves in the Grasberg minerals district, which would adversely affect our business, results of operations and financial position.

Operational risks

Our mining operations are subject to operational risks that could adversely affect our business and our underground mining operations can be particularly dangerous.

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

Since late January 2019, our El Abra operation in Chile has experienced heavy rainfall and electrical storms, resulting in a suspension of operations since February 4, 2019. We have been unable to assess damages because of poor road conditions and inaccessible areas and we do not currently know when normal operations will resume. We estimate the impact on 2019 production will approximate 8 million pounds of copper through mid-February 2019, and additional impacts of approximately 600 thousand pounds of copper per day are expected until normal operations resume.

Underground mining operations can be particularly dangerous, and in May 2013, a tragic accident, which resulted in 28 fatalities and 10 injuries, occurred at PT-FI when the rock structure above the ceiling of an underground training facility collapsed. PT-FI temporarily suspended mining and processing activities at the Grasberg complex to conduct inspections and resumed open-pit mining and concentrating activities in June 2013, and underground operations in July 2013. No assurance can be given that similar events will not occur in the future.

In addition to the usual risks encountered in the mining industry, our Indonesia mining operations involve additional risks given that such operations are located in steep mountainous terrain in a remote area of Indonesia. These conditions have required us to overcome special engineering difficulties and develop extensive infrastructure facilities. The area also receives considerable rainfall, which has led to periodic floods and mudslides. Further, the mine site is also in an active seismic area and has experienced earth tremors from time to time. Our insurance may not sufficiently cover an unexpected natural or operating disaster.

The waste rock (including overburden) and tailings produced in our mining operations represent our largest volume of waste material. Managing the volume of waste rock and tailings presents significant environmental, safety and engineering challenges and risks primarily relating to structural stability, geochemistry, water quality and dust generation. Management of this waste is regulated in the jurisdictions where we operate and our programs are designed to be in compliance with applicable national, state and local laws, permits and approved environmental impact studies. We maintain large leach pads and tailings impoundments containing viscous material, which are effectively large dams that must be engineered, constructed and monitored to ensure structural stability and avoid leakages or structural collapse. Our tailings impoundments in arid areas must have effective programs to suppress fugitive dust emissions, and we must effectively monitor and treat acid rock drainage at all of our operations. In Indonesia, we use a river transport system for tailings management, which presents other risks, as discussed below.

We currently operate 19 tailings storage facilities and manage 55 that are inactive or have been reclaimed (approximately two-thirds of these have been reclaimed). The failure of tailings and other impoundments at any of our mining operations could cause severe, and in some cases catastrophic, property and environmental damage and loss of life, and we apply significant financial resources and both internal and external technical resources to the safe management of all those facilities. The importance of careful design, management and monitoring of large impoundments has been emphasized in recent years, including as recently as January 2019, by large scale tailings dam failures at unaffiliated mines, which resulted in numerous fatalities and caused extensive property and environmental damage. Our tailings management and stewardship program, which involves qualified external Engineers of Record and periodic oversight by independent External Tailings Review Boards at numerous operations, complies with the tailings governance framework on preventing catastrophic failure of tailings storage facilities adopted in December 2016 by the International Council on Mining and Metals (ICMM) and required to be implemented by ICMM members. We continue to enhance our existing practices and work with ICMM members on additional initiatives to strengthen critical controls for the design, operation and closure of tailings storage facilities in an effort to reduce the risk of severe or catastrophic failure of tailings storage facilities but no assurance can be given that these events will not occur in the future.

Labor unrest, violence, activism and civil and religious strife could disrupt our operations and may adversely affect our business, financial condition, results of operations and prospects.

As of December 31, 2018, approximately 37 percent of our global labor force was covered by collective bargaining agreements and approximately 21 percent of our global labor force was covered by agreements that have expired and are currently being negotiated or will expire during 2019.

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

We could also experience labor disruptions such as work stoppages, work slowdowns, union organizing campaigns, strikes, or lockouts that could adversely affect our operations. For example, during third-quarter 2016, PT-FI experienced labor productivity issues and a 10-day work stoppage that began in late September 2016. These labor productivity issues continued during fourth-quarter 2016 and the first half of 2017. Beginning in mid-April 2017, PT-FI experienced a high level of worker absenteeism, which unfavorably impacted mining and milling rates. A significant number of employees and contractors elected to participate in an illegal strike action beginning in May 2017, and were subsequently deemed to have voluntarily resigned under existing Indonesian laws and regulations resulting in increased costs associated with employee severance. We cannot predict whether additional labor disruptions will occur. Significant reductions in productivity or protracted work stoppages at one or more of our operations could significantly reduce our production and sales volumes or disrupt operations, which could adversely affect our cash flow, results of operations and financial condition.

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

In 2009, a series of shooting incidents occurred within the PT-FI project area, including along the road leading to our mining and milling operations. The shooting incidents continued on a sporadic basis through January 2015. During this time, there were 20 fatalities and more than 50 injuries to our employees, contractor employees, government security personnel and civilians. The next shooting incident occurred in August 2017, and a series of shooting incidents continued on a sporadic basis within the PT-FI project area and in nearby areas through August 2018, resulting in two fatalities and 25 injuries. In December 2018, a mass shooting incident targeting a highway construction crew occurred in a remote mountain area approximately 100 miles east of the PT-FI project area, resulting in at least 19 fatalities and several reported as missing. PT-FI continues to monitor the situation in the region.

The safety of our workforce is a critical concern, and PT-FI continues to work with the Indonesian government to address security issues within the PT-FI project area and in nearby areas. We continue to limit the use of the road leading to our mining and milling operations to secured convoys, including transport of personnel by armored vehicles in designated areas.

We cannot predict whether additional incidents will occur that could disrupt or suspend our operations. If other disruptive incidents occur, they could adversely affect our results of operations and financial condition in ways that we cannot predict at this time.

Our mining operations depend on the availability of significant quantities of secure water supplies.

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

As discussed in Item 3 “Legal Proceedings”, in Arizona, where our operations use both surface and groundwater, we are a participant in an active general stream adjudication in which Arizona courts have been attempting, for over 40 years, to quantify and prioritize surface water claims for the Gila River, one of the state’s largest river systems. This stream adjudication primarily affects our Morenci, Safford and Sierrita mines. The adjudication is addressing the state law claims of thousands of competing users, including us, as well as significant federal water claims that are potentially adverse to the state law claims of both surface water and groundwater users. Groundwater is treated differently from surface water under Arizona law, which historically allowed landowners to pump subsurface water, subject only to the requirement of putting it to “reasonable use.” However, court decisions in the adjudication have concluded that some underground water constitutes “subflow” that is to be treated legally as surface water and is therefore subject to the Arizona doctrine of prior appropriation and subject to the adjudication and potentially unavailable to groundwater pumpers in the absence of valid surface water claims. Any re-characterization of groundwater as surface water could affect the ability of consumers, farmers, ranchers, municipalities, and industrial users like us to continue to access water supplies that have been relied on for decades. Because we are a user of both groundwater and surface water in Arizona, we are an active participant in the adjudication proceedings. Given the legal and technical complexity of these adjudications, their long history, and their long-term legal, economic and political implications, it is difficult to predict the timing or the outcome of these proceedings. If we are not able to satisfactorily resolve the issues being addressed in the adjudications, our ability to pump groundwater could be diminished or curtailed, and our operations at Morenci, Safford and Sierrita could be adversely affected unless we are able to acquire alternative resources.

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

Although we typically have sufficient water for our Indonesian operations (the area receives considerable rainfall that has led to periodic floods and mudslides), lower rainfall could affect our water supply availability from time to time.

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

Development projects are inherently risky and may require more capital than anticipated, which could adversely affect our business. The development of our underground mines and operations are also subject to other unique risks.

Mine development projects typically require a number of years and significant expenditures during the development phase before production is possible. Currently, our major mining projects include underground development activities in the Grasberg minerals district, which currently constitutes approximately 30 percent of our estimated consolidated recoverable proven and probable copper reserves, and development of the Lone Star oxide project in Arizona. There are many risks and uncertainties inherent in all development projects including, but not limited to, unexpected or difficult geological formations or conditions, potential delays, cost overruns, lower levels of production during ramp-up periods, shortages of material or labor, construction defects, breakdowns and injuries to persons and property. The development of our underground mines and operations are also subject to other unique risks including, but not limited to, underground fires or floods, ventilating harmful gases, fall-of-ground accidents, and seismic activity resulting from unexpected or difficult geological formations or conditions. While we anticipate taking all measures that we deem reasonable and prudent in connection with the development of our underground mines to safely manage production, there is no assurance that these risks will not cause schedule delays, revised mine plans, injuries to persons and property, or increased capital costs, any of which may have a material adverse impact on our cash flows, results of operations and financial condition. Additionally, although we devote significant time and resources to our project planning, approval and review processes, many of our development projects are highly complex and rely on factors that are outside of our control, which may cause us to underestimate the time and capital required to complete a development project.

For example, in September 2015, we initiated pre-commercial production at the Deep Mill Level Zone (DMLZ) underground mine in the Grasberg minerals district. During second-quarter 2018, PT-FI revised its mine plans to incorporate a slower ramp-up of the DMLZ underground mine following the continuing occurrence of mining induced seismic activity experienced in 2017 and 2018. PT-FI commenced hydraulic fracturing activities during third-quarter 2018 to manage rock stresses and pre-condition the DMLZ underground mine for large-scale production. Although results to date have been effective in managing rock stresses, we cannot predict whether additional occurrences of seismic activity or other unexpected geological activity will occur that could cause schedule delays or additional revisions to PT-FI’s mine plans, which could adversely affect our cash flows, results of operations and financial condition. PT-FI currently expects the DMLZ to reach full production rates of 80,000 metric tons per day in 2022; however, estimates of timing of future production continue to be reviewed and may be modified as additional information becomes available.

Our decision to develop a project is typically based on the results of feasibility studies, which estimate the anticipated economic returns of a project. In addition, the economic feasibility of development projects is based on many factors, including the accuracy of estimated reserves, estimated capital and operating costs, and estimated future prices of the relevant commodity. Consolidated capital expenditures are expected to approximate $2.4 billion for the year 2019, including $1.5 billion for major mining projects primarily associated with underground development activities in the Grasberg minerals district and development of the Lone Star oxide project.

New development projects have no operating history upon which to base estimates of future cash flow. The actual costs, production rates and economic returns of our development projects may differ materially from our estimates, which may have a material adverse impact on our cash flows, results of operations and financial condition.

We must continually replace reserves depleted by production but exploration is highly speculative and our exploration activities may not result in additional discoveries.

Our existing mineral reserves will be depleted over time by production from our operations. Because our profits are primarily derived from our mining operations, our ability to replenish our mineral reserves is essential to our long-term success. Depleted reserves can be replaced in several ways, including expanding known ore bodies, by locating new deposits or acquiring interests in reserves from third parties. Exploration is highly speculative in nature, involves many risks and uncertainties, requires substantial capital expenditures, and is frequently unsuccessful in discovering significant mineralization. Accordingly, our current or future exploration programs may not result in the discovery of additional deposits that can be produced profitably. Even if significant mineralization is discovered, it will likely take many years from the initial phases of exploration until commencement of production, during which time the economic feasibility of production may change. We may not be able to discover, enhance, develop or acquire reserves in sufficient quantities to maintain or grow our current reserve levels, which could negatively affect our cash flow, results of operations and financial condition.

Estimates of proven and probable reserves and mineralized material are uncertain and the volume and grade of ore actually recovered may vary from our estimates.

Estimates of recoverable proven and probable reserves have been calculated in accordance with Industry Guide 7 as required by the Securities Exchange Act of 1934. There are numerous uncertainties inherent in estimating mineral reserves. Such estimates are, to a large extent, based on the average prices for the commodities we produce, primarily copper, gold and molybdenum, and interpretations of geologic data obtained from drill holes and other exploration techniques, which data may not necessarily be indicative of future results. Our mineral reserve estimates are based on the latest available geological and geotechnical studies. We conduct ongoing studies of our ore bodies to optimize economic values and to manage risk. We revise our mine plans and estimates of recoverable proven and probable mineral reserves as required in accordance with the latest available studies. Geological assumptions about our mineralization that are valid at the time of estimation may change significantly when new information becomes available.

Estimates of proven and probable reserves that will be recovered, or the cost at which we anticipate reserves will be recovered, are based on uncertain assumptions. The uncertain global financial outlook may affect economic assumptions related to reserve recovery and may require reserve revisions. Changes to reserve estimates could affect our asset carrying values and may also negatively impact our future financial condition and results.

In addition, if the market prices for the commodities we produce decline from recent levels, if production costs increase or recovery rates decrease, or if applicable laws and regulations are adversely changed, we can offer no assurance that the indicated level of recovery will be realized or that mineral reserves can be mined or processed profitably. If we determine that certain of our estimated proven and probable reserves have become uneconomic, this may ultimately lead to a reduction in our aggregate reported reserves which could have a material adverse effect on our business, financial condition and results of operations.

Additionally, the term “mineralized material” does not indicate proven and probable reserves as defined by the U.S. Securities and Exchange Commission. Mineralized material is a mineralized body that has been delineated by appropriately spaced drilling and/or underground sampling to support the reported tonnage and average metal grades. Such a deposit cannot qualify as recoverable proven and probable reserves until legal and economic feasibility are confirmed based upon a comprehensive evaluation of development costs, unit costs, grades, recoveries and other material factors and are, therefore, subject to considerable uncertainty. Accordingly, no assurance can be given that the estimated mineralized material not included in reserves will become proven and probable reserves.

Our operations are subject to extensive laws and regulations, some of which require permits and other approvals. These regulations increase our costs and in some circumstances may delay or suspend our operations.

Our operations are subject to extensive and complex laws and regulations that are subject to change and to changing interpretation by governmental agencies and other bodies vested with broad supervisory authority. As a mining company, compliance with environmental legal requirements is an integral and costly part of our business. For additional information, see “Environmental risks” below. We are also subject to extensive regulation of worker health and safety, including the requirements of the U.S. Occupational Safety and Health Act and similar laws of other jurisdictions. In the U.S., the operation of our mines is subject to regulation by the U.S. Mine Safety and Health Administration (MSHA) under the Federal Mine Safety and Health Act of 1977 (Mine Act). MSHA inspects our mines on a regular basis and issues citations and orders when it believes a violation has occurred under the Mine Act. Additionally in the U.S. various state agencies have concurrent jurisdiction arising under state law that regulate worker health and safety in both our industrial facilities and mines. If regulatory inspections result in an alleged violation, we may be subject to fines and penalties and, in instances of alleged significant violations, our mining operations or industrial facilities could be subject to temporary or extended closures. Refer to Exhibit 95 to this annual report on Form 10-K for additional information regarding certain orders and citations issued by MSHA for our operations during the year ended December 31, 2018.

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

Our business is dependent upon information technology systems, which may be adversely affected by disruptions, damage, failure and risks associated with implementation and integration.

Our strategy of operating large, long-lived, geographically diverse assets has been increasingly dependent on our ability to become fully integrated and highly automated. Many of our business and operational processes are heavily dependent on traditional and emerging technology systems to conduct day-to-day operations, improve safety and efficiency, and lower costs. As our dependence on information systems, including those of our third party service providers and vendors, grows, we become more vulnerable to an increasing threat of continually evolving cybersecurity risks.

Cybersecurity incidents are increasing in frequency and magnitude. These incidents may include, but are not limited to, installation of malicious software, phishing, credential attacks, unauthorized access to data and other advanced and sophisticated cybersecurity breaches and threats, including threats that increasingly target critical operational technologies and process control networks. If any of these threats materialize, we could be subject to manipulation or improper use of our systems and networks, production downtimes, communication interruption or other disruptions and delays to our operations or to the transportation of products or infrastructure utilized by our operations, unauthorized release of proprietary, commercially sensitive, confidential or otherwise protected information, the corruption of data, significant health and safety consequences, environmental damage, loss of intellectual property, fines and litigation, damage to our reputation or financial losses from remedial actions, any of which could have a material adverse effect on our cash flow, results of operations and financial condition. We have experienced targeted and non-targeted cybersecurity incidents in the past and may experience them in the future. While these cybersecurity incidents did not result in any material loss to us or interrupt our day-to-day operations, there can be no assurance that we will not experience any such losses in the future.

We believe we have implemented appropriate measures to mitigate potential risks. However, given the unpredictability of the timing and the evolving nature and scope of information technology disruptions, the various procedures and controls we use to monitor and protect against these threats and to mitigate our potential risks to such threats may not be sufficient in preventing cybersecurity incidents from materializing. Further, as cybersecurity threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate vulnerabilities to cybersecurity threats.

We could also be adversely affected by system or network disruptions if new or upgraded information technology systems are defective, not installed properly or not properly integrated into our operations. Various measures have been implemented to manage our risks related to the system implementation and modification, but system modification failures could have a material adverse effect on our business, financial position and results of operations and could, if not successfully implemented, adversely impact the effectiveness of our internal controls over financial reporting.

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

Our Miami, Arizona, smelter processes approximately half of the aggregate copper concentrate produced by our North America copper mines. EPA regulations required us to invest approximately $230 million in new pollution control equipment to reduce sulfur dioxide (SO2) to meet both regional haze requirements and to allow the Arizona Department of Environmental Quality (ADEQ) to demonstrate compliance with EPA’s SO2 ambient air quality standards. The new SO2 pollution control equipment was operational as of the January 1, 2018, deadline imposed by EPA and the Miami smelter has been in compliance with both the regional haze requirements and the ADEQ rules. ADEQ also has two SO2 monitors in the Miami area that continually read ambient SO2 levels, and during 2018, there were several instances in which ADEQ’s monitors read SO2 levels that exceeded the specified level. We are engaged in discussions with ADEQ and conducting an ongoing investigation of the cause of the ambient levels. We cannot guarantee that we will not be required to modify our system or install additional equipment to address findings or reflect new requirements or for other reasons, which could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

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

In 2015, EPA adopted rules that added remote “tributaries” into the regulatory definition of “waters of the United States” that are protected by the Clean Water Act, thereby imposing significant additional restrictions on land uses in remote areas with only tenuous connections to active waterways. These rules were challenged by multiple states and industry parties and litigation is ongoing. EPA has moved forward to rescind these rules and reconsider the definition of “waters of the United States” to clarify the scope of waters federally regulated under the Clean Water Act. A pre-publication version of a proposed revised definition of “waters of the United States” was issued by EPA and the U.S. Army Corps of Engineers in December 2018. If adopted in final form as proposed, federal permitting requirements under the Clean Water Act could be less stringent which would limit or eliminate our need to obtain federal permits for future expansions at our operations in Arizona and New Mexico. However, there can be no assurance that the proposed revised definition will be adopted as proposed or that it will not be challenged by environmental groups.

Regulations have been considered at various governmental levels to increase federal financial responsibility requirements both for mine closure and reclamation and for oil and gas decommissioning. In January 2019, legislative bills were introduced in both Colorado and New Mexico that would eliminate self-bonding and parent company guarantees for financial assurance for mine closure and reclamation activities. We are working to retain flexibility in financial assurance forms at our operations, but if enacted as proposed, we would be precluded from using parent company guarantees for any financial assurance obligations associated with our Colorado and New Mexico operations, which would result in increased costs. The legislative bill introduced in Colorado would also require proof of an end date for water treatment as a condition of permit issuance authorizing mining operations. Also in January 2019, legislation was proposed in New Mexico that would require water quality standards to be applied at the point of discharge to groundwater. Adoption of these or similar new environmental regulations or more stringent application of existing regulations may materially increase our costs, threaten certain operating activities and constrain our expansion opportunities.

Our mining operations are subject to regulations under the Endangered Species Act (ESA) that are intended to protect species listed by the Department of Interior’s Fish & Wildlife Service (FWS) as endangered or threatened, along with critical habitat designated by FWS for these listed species. The regulations limit the ability of landowners, including us, to obtain federal permits or authorizations needed for expansion of our operations, and may also affect our ability to obtain, retain or deliver water to some operations. These regulations were revised in 2016 to expand the ability of FWS to designate critical habitat in areas that are not occupied by a listed species. As part of its plan to modernize the implementation of the ESA, the FWS issued proposed rules in July 2018 that, if finalized, could mitigate, but not eliminate, potential regulatory constraints on mining operations under the ESA, and change some aspects of the revised regulations adopted in 2016. FWS is also evaluating whether certain species should still be listed under the ESA, and reconsidering critical habitat that was proposed but never finalized. Environmental groups have aggressively challenged FWS’s regulatory reforms. No assurances can be made that restrictions relating to conservation will not have an adverse impact on expansion of our operations or not result in delays in project development, constraints on exploration and constraints on operations in impacted areas.

We incurred environmental capital expenditures and other environmental costs (including our joint venture partners’ shares) to comply with applicable environmental laws and regulations that affect our operations totaling $0.4 billion in 2018, $0.5 billion in 2017 and $0.4 billion in 2016. For 2019, we expect to incur approximately $0.5 billion of aggregate environmental capital expenditures and other environmental costs. The timing and amounts of estimated payments could change as a result of changes in regulatory requirements, changes in scope and costs of reclamation and plug and abandonment activities, the settlement of environmental matters and the rate at which actual spending occurs on continuing matters.

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

With the passage of CERCLA in 1980, companies like FMC became legally responsible for remediating hazardous substances released into the environment from properties owned or operated by them as well as properties where they arranged for disposal of such substances, irrespective of when the release to the environment occurred or who caused it. That liability is often asserted on a joint and several basis with other prior and subsequent owners, operators and arrangers, meaning that each owner or operator of the property is, and each arranger may be, held fully responsible for the remediation, although in many cases some or all of the other responsible parties no longer exist, do not have the financial ability to respond or cannot be found. As a result, because of our acquisition of FMC in 2007, many of the subsidiary companies we now own are potentially responsible for a wide variety of environmental remediation projects throughout the U.S., and we expect to spend substantial sums annually for many years to address those remediation issues. We are also subject to claims where the release of hazardous substances is alleged to have damaged natural resources. At December 31, 2018, we had more than 100 active remediation projects in 26 U.S. states. In addition, FMC and certain affiliates and predecessor companies were parties to agreements relating to the transfer of businesses or properties that contained indemnification provisions relating to environmental matters, and from time to time these provisions become the source of claims against us.

At December 31, 2018, we had $1.5 billion recorded in our consolidated balance sheet for environmental obligations attributable to CERCLA or analogous state programs and for estimated future costs associated with environmental matters at closed facilities or closed portions of operating facilities.

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

EPA is considering how to reduce lead exposure in the environment under multiple environmental programs. Certain federal and state health agencies also support lower lead cleanup levels. The timing for these EPA activities is unclear, but any reduction in lead cleanup levels could result in material increases to our environmental reserves for ongoing residential property cleanup projects near former smelter sites.

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

Another major environmental challenge is managing overburden, which is the rock that must be moved aside in the mining process to reach the ore. In the presence of air, water and naturally occurring bacteria, some overburden can generate acid rock drainage, or acidic water containing dissolved metals that, if not properly managed, can adversely affect the environment. In addition, certain overburden stockpiles are subject to erosion caused by the large amounts of rainfall, with the eroded stockpile material eventually being deposited in the lowlands tailings management area; this additional material influences the deposition of finer sediment material in the estuary, as well as presents the potential for increased environmental impacts. The Grasberg overburden stockpiles have experienced significant erosion, exacerbated by unanticipated work stoppages that adversely affected our ability to manage certain overburden stockpiles. The current tailings deposition management plan as well as environmental monitoring programs take into account the presence of this overburden in the lowlands tailings management area.

In the past, certain Indonesian government officials have raised questions with respect to our tailings and overburden management plans, including a suggestion that we implement a pipeline system rather than the river transport system for tailings management and disposition. Because our Indonesia mining operations are remotely located in steep mountainous terrain and in an active seismic area, a pipeline system would be costly, difficult to construct and maintain, and more prone to catastrophic failure, and could therefore involve significant potentially adverse environmental issues. Based on our own studies and others conducted by third parties we do not believe that a pipeline system is necessary or practical.

In October 2017, Indonesia’s Ministry of Environment and Forestry (the MOEF) notified PT-FI of administrative sanctions related to certain activities that it indicated are not reflected in PT-FI’s environmental permit. The MOEF also notified PT-FI that certain operational activities were inconsistent with factors set forth in PT-FI’s environmental permitting studies and that additional monitoring and improvements need to be undertaken related to air quality, water drainage, treatment and handling of certain wastes, and tailings management. In April 2018, the MOEF issued decrees imposing unattainable environmental standards related to PT-FI’s controlled riverine tailings management system. The decrees included a six-month transition period and conflicted with PT-FI’s approved environmental management programs and existing environmental permits. In December 2018, the MOEF issued a revised environmental permit to PT-FI to address many of the operational activities that it alleged were inconsistent with earlier studies. The remaining administrative sanctions are being resolved through adoption of revised practices and, in a few situations, PT-FI has agreed with the MOEF on an appropriate multi-year work plan, including the closure of an overburden stockpile.

PT-FI and the MOEF also established a new framework for continuous improvement in environmental practices in PT-FI’s operations, including initiatives that PT-FI will pursue to increase tailings retention and to evaluate large-scale beneficial uses of tailings within Indonesia. The MOEF issued a new decree that incorporates various initiatives and studies to be completed by PT-FI during 2019 targeting continuous improvement in a manner that would not impose new technical risks or significant long-term costs to PT-FI’s operations. The new framework enables PT-FI to maintain compliance with site-specific standards and provides for ongoing monitoring by the MOEF. Refer to Note 12 for further discussion.

We cannot assure you that future environmental changes affecting the mining industry in Indonesia will not be introduced or unexpectedly altered or repealed, or that new interpretations of existing environmental laws and regulations will not be issued, which might have a significant impact on PT-FI.

Our copper mining operations require significant energy and regulation of greenhouse gas emissions and climate change issues may increase our costs and adversely affect our operations.

Our copper mining operations require significant energy, principally diesel, electricity, coal and natural gas, most of which is obtained from third parties under long-term contracts. Energy represented approximately 20 percent of our copper mine site operating costs in 2018, and are expected to approximate 20 percent of our copper mine site operating costs in 2019.

Carbon-based energy is a significant input in our operations, although haul truck diesel use and the amount of purchased power that is derived from fossil fuel or renewable sources varies significantly depending on site production and country-specific circumstances. The potential physical impacts of climate change on our operations are highly uncertain, and would vary by operation based on particular geographic circumstances. As a result of the Paris Agreement reached during the 21st Conference of the Parties to the United Nations Framework Convention on Climate Change in 2015, a number of governments have pledged “Nationally Determined Contributions” to control and reduce greenhouse gas emissions. In the U.S., several states, including Colorado and New Mexico, have advanced goals reducing or eliminating fossil-fuel based energy production. Transitions to renewable and other energy sources could, among other things, increase our operating and energy costs depending on the scope and magnitude of increased regulation of fossil-fuel based energy production, including greenhouse gas emissions.

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

These provisions may deter an acquisition of us that might otherwise be attractive to our stockholders.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 3. Legal Proceedings.

We are involved in numerous legal proceedings that arise in the ordinary course of our business or are associated with environmental issues. We are also involved periodically in reviews, inquiries, investigations and other proceedings initiated by or involving government agencies, some of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Management does not believe, based on currently available information, that the outcome of any legal proceeding will have a material adverse effect on our financial condition; although individual or cumulative outcomes could be material to our operating results for a particular period, depending on the nature and magnitude of the outcome and the operating results for the period.

Below is a discussion of our material legal proceedings not otherwise required to be disclosed in Note 12. Refer to Note 12 for discussion of additional material legal proceedings.

Water Rights Adjudications

Our operations in the western United States (U.S.) require significant secure quantities of water for mining and ore processing activities, and related support facilities. Continuous operation of our mines is dependent on, among other things, our ability to maintain our water rights and claims and the continuing physical availability of the water supplies. In the arid western U.S., where certain of our mines are located, water rights are often contested, and disputes over water rights are generally time-consuming, expensive and not necessarily dispositive unless they resolve both actual and potential claims. The loss of a water right, or a currently available water supply could force us to curtail operations, or force premature closures, thereby increasing and/or accelerating costs or foregoing profitable operations.

At our North America operations, certain of our water supplies are supported by surface water rights, which give us the right to use public waters for a statutorily defined beneficial use at a designated location. In Arizona, where our operations use both surface and groundwater, we are a participant in an active general stream adjudication in which Arizona courts have been attempting, for over 40 years, to quantify and prioritize surface water claims for the Gila River, one of the state’s largest river systems. This stream adjudication primarily affects our Morenci, Safford and Sierrita mines. The adjudication is addressing the state law claims of thousands of competing users, including us, as well as significant federal water claims that are potentially adverse to the state law claims of both surface water and groundwater users. Groundwater is treated differently from surface water under Arizona law, which historically allowed land owners to pump unlimited quantities of subsurface water, subject only to the requirement of putting it to “reasonable use.” However, court decisions in the adjudication have concluded that some underground water constitutes “subflow” that is to be treated legally as surface water and is therefore subject to the Arizona doctrine of prior appropriation and to the adjudication, and potentially unavailable to groundwater pumpers in the absence of valid surface water claims. Any re-characterization of groundwater as surface water could affect the ability of consumers, farmers, ranchers, municipalities, and industrial users like us to continue to access water supplies that have been relied on for decades. Because we are a user of both groundwater and surface water in Arizona, we are an active participant in the adjudication proceeding.

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

Prior to January 1, 1983, various Indian tribes filed suits in the U.S. District Court in Arizona claiming superior rights to water being used by many other parties, including us, and claiming damages for prior use in derogation of their allegedly superior rights. These federal proceedings have been stayed pending the Arizona Superior Court adjudications and some have been settled.

In 2005, the Maricopa County Superior Court directed the Arizona Department of Water Resources (ADWR) to prepare detailed recommendations regarding the delineation of the “subflow” zone of the San Pedro River, a tributary of the Gila River. Underground water within the subflow zone is presumed to constitute appropriable subflow rather than groundwater. Although we have minimal interests in the San Pedro River Basin, a decision that re-characterizes groundwater in that basin as appropriable surface water may set a precedent for other river systems in Arizona that could have material implications for many commercial, industrial, municipal and agricultural users of groundwater, including our Arizona operations. In 2017, the court approved ADWR’s proposed subflow zone delineation. No party has appealed that decision.

In 2014, ADWR submitted a proposal for the development of procedures for “cone of depression” analyses to determine whether a well located outside of the subflow zone creates a cone of depression that intersects the subflow zone. Based on the cone of depression analyses, wells outside of the subflow zone could be subject to the jurisdiction of the adjudication court. In the absence of a valid surface water claim to support the pumping, owners of wells deemed to be depleting the subflow zone through their cones of depression may be subject to claims that they must refrain from pumping or must pay damages. In January 2017, ADWR issued a report containing its recommended cone of depression test and a trial was held in March 2018 concerning ADWR’s recommended action.

On November 14, 2018, the court’s Special Master issued a final decision rejecting ADWR’s recommended test, instead adopting our position that a numeric model capable of accounting for complexities of the aquifer system should be used. The Special Master also confirmed that this initial cone of depression test is for determining which wells are subject to the jurisdiction of the adjudication court, not proving that a well is pumping subflow or establishing how much of a well’s production is subflow. Those matters will be determined by a subsequent “subflow depletion test,” which has not yet been formulated. Our adversaries are expected to seek review of the Special Master’s November 2018 final decision. Objections must be filed with the Superior Court in May 2019.

In December 2018, ADWR submitted its initial report on the “subflow depletion test,” which will specify the methodology a well owner must use to quantify the portion of the water drawn from a well that is subflow as opposed to groundwater. A status conference has been scheduled in February 2019 to identify issues to be addressed during this phase of the litigation and to discuss future case deadlines.

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

In multiple instances, the U.S. asserts a right to all water in a particular watershed that was not effectively appropriated under state law prior to the establishment of the federal reservation. This creates risks for both surface water users and groundwater users because such expansive claims may severely impede competing uses of water within the same watershed. Because there are numerous federal reservations in watersheds across Arizona, the reserved water right claims of the U.S. pose a significant risk to multiple operations, including Morenci and Safford in the Upper Gila River watershed, and Sierrita in the Santa Cruz watershed. Because federal reserved water rights may adversely affect water uses at each of these operations, we have been actively involved in litigation over these claims. Because federal reserved water rights have not yet been quantified, the task of determining how much water each federal reservation may use has been left to the Gila River adjudication court. Several “contested cases” to quantify reserved water rights for particular federal reservations in Arizona are currently pending in the adjudication and one was recently resolved. That case, In re Aravaipa Canyon Wilderness Area was to resolve the U.S.’s claims to water for the Aravaipa Canyon Wilderness Area. The case was tried in 2015 and the court issued a decision in December 2018 supportive of our position on almost all issues, including rejection of the government’s core argument that wilderness areas are entitled to all water that was not appropriated at the time the reservation was created. We believe the rulings in this case will support our positions in other pending federal reserved right cases, including these: In re Fort Huachuca, which involves the U.S.’s claims to water for an Arizona army base and is awaiting a decision following a trial which concluded in February 2017; In re Redfield Canyon Wilderness Area, which involves the U.S.’s claims to water for another wilderness area and is awaiting a decision following a trial which concluded in May 2017; and In re San Pedro Riparian National Conservation Area, which involves the U.S.’s claims to water for a national conservation area, which is currently in trial.

Given the legal and technical complexity of these adjudications, their long history, and their long-term legal, economic and political implications, it is difficult to predict the timing or the outcome of these proceedings. If we are not able satisfactorily resolve the issues being addressed in the adjudications, our ability to pump groundwater could be diminished or curtailed, and our operations at Morenci, Safford and Sierrita could be adversely affected unless we are able to acquire alternative resources.

Environmental Legal Proceedings

Louisiana Parishes Coastal Erosion Cases
Certain FCX affiliates have been named as defendants, along with numerous co-defendants, in 13 cases out of a total of 42 cases filed in Louisiana state courts by six south Louisiana parishes (Cameron, Jefferson, Plaquemines, St. Bernard, St. John the Baptist and Vermilion), alleging that certain oil and gas exploration and production operations and sulphur mining and production operations in coastal Louisiana have contaminated and damaged coastal wetlands, and caused significant land loss along the Louisiana coast, resulting in increased risk of damage from storm-generated surges and flooding and accelerated saltwater intrusion.  The State of Louisiana, through the Attorney General and separately through the Louisiana Department of Natural Resources, has intervened in the litigation in support of the parishes’ claims. Specifically, the cases allege the defendants failed to obtain and/or comply with required coastal use permits in violation of the Louisiana State and Local Coastal Resources Management Act of 1978, and seek unspecified damages for the alleged statutory violations, and restoration of the properties at issue to their original condition. Five of the 42 cases were previously scheduled for trials in state courts beginning in early 2019; however, the state court proceedings have been stayed while federal courts in the Eastern and Western Districts of Louisiana consider the defendants’ second effort to remove the cases from state courts to federal courts. Certain FCX affiliates have been named as defendants in two of the five cases that had been set for trial, both originally filed on November 8, 2013: Parish of Plaquemines v. ConocoPhillips Company et al, 25th Judicial District Court, Plaquemines Parish, Louisiana; No. 60-982, Div. B, which was set for jury trial in state court in August 2019; and Parish of Plaquemines v. Hilcorp Energy Company et al, 25th Judicial District Court, Plaquemines Parish, Louisiana; No. 60-999, Div. B, which was set for jury trial in state court in January 2020. Plaintiffs have not alleged specific monetary demands. FCX intends to vigorously defend these matters.

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

Our objective is zero work place injuries and occupational illnesses. We measure progress toward achieving our objective against regularly established benchmarks, including measuring company-wide Total Recordable Incident Rates (TRIR). Our TRIR (including contractors) per 200,000 man-hours worked was 0.71 in 2018, 0.75 in 2017 and 0.64 in 2016. The metal mining sector industry average per 200,000 man-hours worked reported by the U.S. Mine Safety and Health Administration was 1.74 in 2017 and 1.93 in 2016. The metal mining sector industry average for 2018 was not available at the time of this filing.

Refer to Exhibit 95.1 for mine safety disclosures required in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K.

Executive Officers of the Registrant.

Certain information as of January 31, 2019, about our executive officers is set forth in the following table and accompanying text:

Name	Age	Position or Office
Richard C. Adkerson	72	Vice Chairman of the Board, President and Chief Executive Officer
Kathleen L. Quirk	55	Executive Vice President and Chief Financial Officer
Harry M. “Red” Conger, IV	63	President and Chief Operating Officer - Americas

Richard C. Adkerson has served as Vice Chairman of the Board since June 2013, President since January 2008 and also from April 1997 to March 2007, Chief Executive Officer since December 2003 and a director since October 2006. Mr. Adkerson previously served as Chief Financial Officer from October 2000 to December 2003.

Kathleen L. Quirk has served as Executive Vice President since March 2007 and Chief Financial Officer since December 2003. Ms. Quirk previously served as Treasurer from February 2000 to August 2018 and as Senior Vice President from December 2003 to March 2007. Ms. Quirk also serves on the Board of Directors of Vulcan Materials Company.

Harry M. “Red” Conger, IV has served as Chief Operating Officer - Americas since July 2015, and as President - Americas since 2007. Mr. Conger has also served as President and Chief Operating Officer - Rod and Refining since October 2014. He previously served as Chief Operating Officer - Africa Mining from July 2015 to December 2016. Prior to 2007, he served in a number of senior operations positions at Phelps Dodge Corporation.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities

None.

Common Stock

Our common shares trade on the New York Stock Exchange (NYSE) under the symbol “FCX.” At January 31, 2019, there were 12,520 holders of record of our common stock.

Common Stock Dividends

In December 2015, the FCX Board of Directors (the Board) suspended the annual common stock dividend. Accordingly, there were no common stock dividends paid in 2017 or 2016. In February 2018, the Board reinstated a cash dividend on our common stock. See Note 10 for further discussion. The declaration of dividends is at the discretion of our Board and will depend upon our financial results, cash requirements, future prospects and other factors deemed relevant.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to shares of FCX common stock purchased by us during the three months ended December 31, 2018:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[a]	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs[a]
October 1-31, 2018	—	—	—	23,685,500
November 1-30, 2018	—	—	—	23,685,500
December 1-31, 2018	—	—	—	23,685,500
Total	—	—	—	23,685,500

a.	On July 21, 2008, the Board approved an increase in our open-market share purchase program for up to 30 million shares. The program does not have an expiration date.

Item 6. Selected Financial Data.

FREEPORT-McMoRan INC.
SELECTED FINANCIAL AND OPERATING DATA

	Years Ended December 31,
	2018		2017		2016		2015		2014
CONSOLIDATED FINANCIAL DATA	(In millions, except per share amounts)
Revenues	$18,628		$16,403		$14,830	[a]	$14,607	[a]	$20,001	[a]
Operating income (loss)[b]	$4,754	[c,d]	$3,690	[e]	$(2,729)	[f]	$(13,512)	[g]	$(298)	[h]
Net income (loss) from continuing operations	$2,909	[i,j,k,l]	$2,029	[i,j,k]	$(3,832)	[j,k]	$(12,180)	[l]	$(1,022)	[j,k]
Net (loss) income from discontinued operations[m]	$(15)		$66		$(193)		$91		$277
Net income (loss) attributable to common stock	$2,602		$1,817		$(4,154)	[n]	$(12,236)		$(1,308)
Diluted net income (loss) per share attributable to common stock:
Continuing operations	$1.79		$1.21		$(2.96)		$(11.32)		$(1.37)
Discontinued operations	(0.01)		0.04		(0.20)		0.01		0.11
	$1.78		$1.25		$(3.16)		$(11.31)		$(1.26)
Weighted-average common shares outstanding:
Basic	1,449		1,447		1,318		1,082		1,039
Diluted	1,458		1,454		1,318		1,082		1,039
Dividends declared per share of common stock	$0.20		$—		$—		$0.2605		$1.25
Operating cash flows	$3,863		$4,666		$3,737		$3,220		$5,631
Capital expenditures	$1,971		$1,410		$2,813		$6,353		$7,215
At December 31:
Cash and cash equivalents	$4,217		$4,526		$4,262		$193		$315
Property, plant, equipment and mine development costs, net	$28,010		$22,994		$23,348		$24,245		$22,927
Oil and gas properties, net	$—		$—		$74		$7,093		$19,274
Assets held for sale, including current portion[o]	$—		$—		$5		$4,862		$4,829
Total assets	$42,216		$37,302		$37,317		$46,577		$58,674
Total debt, including current portion	$11,141		$13,229		$16,126		$20,428		$18,970
Redeemable noncontrolling interest	$—		$—		$—		$764		$751
Total stockholders’ equity	$9,798		$7,977		$6,051		$7,828		$18,287
The selected consolidated financial data shown above is derived from our audited consolidated financial statements. These historical results are not necessarily indicative of results that you can expect for any future period. You should read this data in conjunction with Items 7. and 7A. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risks (MD&A) and Item 8. Financial Statements and Supplementary Data thereto contained in our annual report on Form 10-K for the year ended December 31, 2018. All references to income or losses per share are on a diluted basis, unless otherwise noted.

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

b.
Includes net charges (credits) for adjustments to environmental obligations and related litigation reserves of $57 million ($57 million to net income attributable to common stock or $0.04 per share) in 2018, $210 million ($210 million to net income attributable to common stock or $0.14 per share) in 2017, $(16) million ($(16) million to net loss attributable to common stock or $(0.01) per share) in 2016, $43 million ($28 million to net loss attributable to common stock or $0.03 per share) in 2015 and $76 million ($50 million to net loss attributable to common stock or $0.05 per share) in 2014.

c.
The year 2018 includes net credits totaling $96 million ($156 million to net income attributable to common stock or $0.11 per share) consisting of gains on sales of assets totaling $208 million, partly offset by net charges of $69 million associated with Cerro Verde’s collective labor agreement and $43 million mostly associated with depreciation expense at Freeport Cobalt for the period December 2016 through December 2017, which was suspended while it was classified as held for sale.

d.
The year 2018 also includes net charges at PT Freeport Indonesia (PT-FI) totaling $223 million ($110 million to net income attributable to common stock or $0.08 per share) consisting of $69 million for surface water tax disputes with the local regional tax authority in Papua, Indonesia, $32 million for assessments of prior period permit fees with Indonesia's Ministry of Environment and Forestry, $72 million for disputed payroll withholding taxes for prior years and other tax settlements, and $62 million to write-off certain previously capitalized project costs for the new smelter in Indonesia, partly offset by inventory adjustments totaling $12 million.

e.
The year 2017 includes net charges totaling $68 million to operating income ($12 million to net income attributable to common stock or $0.01 per share) consisting of charges totaling $125 million for workforce reductions at PT-FI and other net charges of $24 million mostly for asset impairments and metals inventory adjustments, partly offset by net gains on sales of assets totaling $81 million primarily associated with oil and gas transactions.

f.
The year 2016 includes net charges totaling $4.9 billion to operating loss ($4.8 billion to net loss attributable to common stock or $3.67 per share) consisting of (i) $4.3 billion for impairment of oil and gas properties, (ii) $926 million for drillship settlements/idle rig and contract termination costs, (iii) $196 million for other charges at oil and gas operations primarily associated with inventory adjustments, asset impairment and other restructuring charges and (iv) $69 million for charges at mining operations for metals inventory adjustments, PT-FI asset retirement and Cerro Verde social commitments, partly offset by (v) net gains on sales of assets totaling $649 million mostly associated with the Morenci and Timok transactions, and net of estimated losses associated with assets held for sale.

g.
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

h.
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

i.
Includes net charges at Cerro Verde related to disputed royalty matters for prior years totaling $195 million to net income attributable to common stock ($0.13 per share) in 2018 and $186 million to net income attributable to common stock ($0.13 per share) in 2017. Net charges for 2018 consist of charges (credits) of $14 million to operating income, $370 million to interest expense, $22 million to other expense, net of $35 million of net income tax benefits and $176 million to noncontrolling interests. Net charges for 2017 consist of $203 million to operating income, $145 million to interest expense and $7 million to provision for income taxes, net of $169 million to noncontrolling interests. Refer to Note 12 for further discussion.

j.
Includes after-tax net gains (losses) on early extinguishment and exchanges of debt totaling $7 million (less than $0.01 per share) in 2018, $21 million ($0.01 per share) in 2017, $26 million ($0.02 per share) in 2016 and $3 million (less than $0.01 per share) in 2014.

k.
As further discussed in “Consolidated Results - Income Taxes” contained in MD&A, amounts include net tax credits (charges) of $632 million ($574 million net of noncontrolling interests or $0.39 per share) in 2018, $438 million ($0.30 per share) in 2017, $370 million ($374 million net of noncontrolling interests or $0.28 per share) in 2016 and $(121) million ($(103) million net of noncontrolling interests or $(0.10) per share) in 2014.

l.
The year 2018 includes a gain of $19 million to net income attributable to common stock or $0.01 per share for interest received on tax refunds. The year 2015 includes a gain of $92 million to net loss attributable to common stock or $0.09 per share related to net proceeds received from insurance carriers and other third parties related to the shareholder derivative litigation settlement.

m.
Discontinued operations reflects the results of TF Holdings Limited (TFHL), through which we held an interest in the Tenke Fungurume (Tenke) mine until it was sold on November 16, 2016, and includes charges for allocated interest expense associated with the portion of the term loan that was required to be repaid as a result of the sale. Net (loss) income from discontinued operations in 2018 and 2017 primarily reflect adjustments to the fair value of the potential contingent consideration related to the sale and will continue to be adjusted through December 31, 2019. The year 2016 also includes a net charge of $198 million for the loss on disposal.

n.
Includes a gain on redemption of a redeemable noncontrolling interest of $199 million ($0.15 per share) associated with the settlement of a preferred stock obligation. Refer to Note 2 for further discussion.

o.	In accordance with accounting guidelines, the assets and liabilities of TFHL have been presented as held for sale in the consolidated balance sheets for all periods presented.

FREEPORT-McMoRan INC.
SELECTED FINANCIAL AND OPERATING DATA (Continued)

	Years Ended December 31,
	2018	2017	2016	2015	2014
CONSOLIDATED MINING (CONTINUING OPERATIONS)[a,b]
Copper (millions of recoverable pounds)
Production	3,813	3,737	4,222	3,568	3,457
Sales, excluding purchases	3,811	3,700	4,227	3,603	3,463
Average realized price per pound	$2.91	$2.93	$2.28	$2.42	$3.09
Gold (thousands of recoverable ounces)
Production	2,439	1,577	1,088	1,257	1,214
Sales, excluding purchases	2,389	1,562	1,079	1,247	1,248
Average realized price per ounce	$1,254	$1,268	$1,238	$1,129	$1,231
Molybdenum (millions of recoverable pounds)
Production	95	92	80	92	95
Sales, excluding purchases	94	95	74	89	95
Average realized price per pound	$12.50	$9.33	$8.33	$8.70	$12.74

NORTH AMERICA COPPER MINES
Operating Data, Net of Joint Venture Interests[c]
Copper (millions of recoverable pounds)
Production	1,404	1,518	1,831	1,947	1,670
Sales, excluding purchases	1,428	1,484	1,841	1,988	1,664
Average realized price per pound	$2.96	$2.85	$2.24	$2.47	$3.13
Molybdenum (millions of recoverable pounds)
Production	32	33	33	37	33
100% Operating Data
Leach operations
Leach ore placed in stockpiles (metric tons per day)	681,400	679,000	737,400	913,000	1,011,500
Average copper ore grade (percent)	0.24	0.28	0.31	0.26	0.25
Copper production (millions of recoverable pounds)	951	1,016	1,120	1,086	963
Mill operations
Ore milled (metric tons per day)	301,000	299,500	300,500	312,100	273,800
Average ore grade (percent):
Copper	0.35	0.39	0.47	0.49	0.45
Molybdenum	0.02	0.03	0.03	0.03	0.03
Copper recovery rate (percent)	87.8	86.4	85.5	85.4	85.8
Copper production (millions of recoverable pounds)	719	788	958	1,020	828

SOUTH AMERICA MINING[b]
Copper (millions of recoverable pounds)
Production	1,249	1,235	1,328	869	1,151
Sales	1,253	1,235	1,332	871	1,135
Average realized price per pound	$2.87	$2.97	$2.31	$2.38	$3.08
Molybdenum (millions of recoverable pounds)
Production	28	27	21	7	11
Leach operations
Leach ore placed in stockpiles (metric tons per day)	195,200	142,800	149,100	208,400	246,400
Average copper ore grade (percent)	0.33	0.37	0.41	0.44	0.48
Copper production (millions of recoverable pounds)	287	255	328	430	491
Mill operations
Ore milled (metric tons per day)	387,600	360,100	353,400	152,100	180,500
Average ore grade:
Copper (percent)	0.38	0.44	0.43	0.46	0.54
Molybdenum (percent)	0.01	0.02	0.02	0.02	0.02
Copper recovery rate (percent)	84.3	81.2	85.8	81.5	88.1
Copper production (millions of recoverable pounds)	962	980	1,000	439	660

FREEPORT-McMoRan INC.
SELECTED FINANCIAL AND OPERATING DATA (Continued)

	Years Ended December 31,
	2018	2017	2016	2015	2014
INDONESIA MINING
Operating Data, Net of Rio Tinto Joint Venture Interest[d]
Copper (millions of recoverable pounds)
Production	1,160	984	1,063	752	636
Sales	1,130	981	1,054	744	664
Average realized price per pound	$2.89	$3.00	$2.32	$2.33	$3.01
Gold (thousands of recoverable ounces)
Production	2,416	1,554	1,061	1,232	1,130
Sales	2,366	1,540	1,054	1,224	1,168
Average realized price per ounce	$1,254	$1,268	$1,237	$1,129	$1,229
100% Operating Data
Ore milled (metric tons per day)	178,100	140,400	165,700	162,500	120,500
Average ore grade:
Copper (percent)	0.98	1.01	0.91	0.67	0.79
Gold (grams per metric ton)	1.58	1.15	0.68	0.79	0.99
Recovery rates (percent):
Copper	91.8	91.6	91.0	90.4	90.3
Gold	84.7	85.0	82.2	83.4	83.2
Production:
Copper (millions of recoverable pounds)	1,227	996	1,063	752	651
Gold (thousands of recoverable ounces)	2,697	1,554	1,061	1,232	1,132

MOLYBDENUM MINES
Molybdenum production (millions of recoverable pounds)	35	32	26	48	51
Ore milled (metric tons per day)	27,900	22,500	18,300	34,800	39,400
Average molybdenum ore grade (percent)	0.18	0.20	0.21	0.2	0.19

OIL AND GAS OPERATIONS[e]
Sales Volumes:
Oil (million barrels)	1.4	1.8	34.4	35.3	40.1
Natural gas (billion cubic feet)	10.1	15.8	65.1	89.7	80.8
Natural gas liquids (NGLs) (million barrels)	0.1	0.2	1.8	2.4	3.2
Million barrels of oil equivalents	3.1	4.6	47.1	52.6	56.8
Average Realizations:
Oil (per barrel)	$54.13	$40.71	$39.13	$57.11	$90.00
Natural gas (per million British thermal units)	$3.15	$3.18	$2.38	$2.59	$4.23
NGLs (per barrel)	$44.11	$30.65	$18.11	$18.90	$39.73

a.	Excludes the results from the Tenke mine, which is reported as discontinued operations.

b.	Includes the results of the Candelaria and Ojos del Salado mines prior to their sale in November 2014.

c.	Net of Morenci’s joint venture interest; effective May 31, 2016, our undivided interest in Morenci was prospectively reduced from 85 percent to 72 percent. Refer to Note 2 for further discussion.

d.	Prior to December 21, 2018, PT-FI had an unincorporated joint venture with Rio Tinto. Refer to Notes 2 and 3 for further discussion.

e.	During the three years ended December 31, 2018, we completed sales of substantially all of our oil and gas assets. Refer to Note 2 for further discussion.

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

We believe that we have a high-quality portfolio of long-lived copper assets positioned to generate long-term value. We have commenced a project to develop the Lone Star oxide ores near the Safford operation in eastern Arizona, and PT Freeport Indonesia (PT-FI) has several projects in the Grasberg minerals district related to the development of its large-scale, long-lived, high-grade underground ore bodies (refer to “Operations - Indonesia Mining” for further discussion of PT-FI’s transition mining from the open pit to underground). We are also pursuing other opportunities to enhance our mines’ net present values, and we continue to advance studies for future development of our copper resources, the timing of which will be dependent on market conditions.

Net income (loss) attributable to common stock totaled $2.6 billion in 2018, $1.8 billion in 2017 and $(4.2) billion in 2016. Our results in 2018, compared to 2017, benefited from higher copper and gold sales volumes, higher gains on sales of assets and lower adjustments to environmental obligations, partly offset by higher income tax expense mostly at our international operations. Our results for the year 2016 were unfavorably impacted by charges of $5.4 billion at oil and gas operations primarily for the impairment of oil and gas properties, drillship settlements and contract termination costs. Refer to “Consolidated Results” for discussion of items impacting our consolidated results for the three years ended December 31, 2018.

At December 31, 2018, we had $4.2 billion in consolidated cash and cash equivalents, $11.1 billion in total debt, and no borrowings and approximately $3.5 billion available under our revolving credit facility.

As further discussed in Note 2, in December 2018, we completed the transaction with the Indonesian government regarding PT-FI’s long-term mining rights and share ownership. We expect our share of future cash flows of the expanded PT-FI asset base, combined with the cash proceeds received in the transaction, to be comparable to our share of anticipated future cash flows under PT-FI’s former Contract of Work (COW) and joint venture arrangements with Rio Tinto plc (Rio Tinto Joint Venture).

As a result of the transaction, PT Indonesia Asahan Aluminium’s (Persero) (PT Inalum) and PT Indonesia Papua Metal Dan Mineral’s (PTI - formerly known as PT Indocopper Investama) collective share ownership of PT-FI totals 51.24 percent and our share ownership is 48.76 percent. The arrangements provide for us and the other pre-transaction PT-FI shareholders to retain the economics of the revenue and cost sharing arrangements under the former Rio Tinto Joint Venture. As a result, our economic interest in PT-FI is expected to approximate 81 percent from 2019 through 2022.

We, PT-FI, PTI and PT Inalum also entered into a shareholders agreement, which governs certain matters with respect to the governance and management of PT-FI in connection with their ownership of shares in PT-FI, and establishes our control over the management of PT-FI's operations. Concurrent with closing the transaction, the Indonesian government granted PT-FI a new special mining license (IUPK) to replace its former COW, enabling PT-FI to conduct operations in the Grasberg minerals district through 2041. Under the terms of the IUPK, PT-FI has been granted an extension of mining rights through 2031, with rights to extend mining rights through 2041, subject to PT-FI completing the construction of a new smelter in Indonesia within five years of closing the transaction and fulfilling its defined fiscal obligations to the Indonesian government. Refer to Note 13 and “Risk Factors” contained in Part I, Item 1A. of our annual report on Form 10-K for the year ended December 31, 2018, for further discussion of PT-FI’s IUPK.

We have significant mineral reserves, resources and future development opportunities within our portfolio of mining assets. At December 31, 2018, our estimated consolidated recoverable proven and probable mineral reserves totaled 119.6 billion pounds of copper, 30.8 million ounces of gold and 3.78 billion pounds of molybdenum. Refer to “Critical Accounting Estimates – Mineral Reserves” for further discussion.

During 2018, production from our mines totaled 3.8 billion pounds of copper, 2.4 million ounces of gold and 95 million pounds of molybdenum. Following is a summary of the geographic locations of our consolidated copper, gold and molybdenum production in 2018:

	Copper	Gold	Molybdenum
North America	37%	1%	71%	[a]
South America	33	—	29
Indonesia	30	99	—
	100%	100%	100%

a.	Our Henderson and Climax molybdenum mines produced 37 percent of consolidated molybdenum production, and our North America copper mines produced 34 percent.

Copper production from the Grasberg open-pit mine in Indonesia, Morenci mine in North America and Cerro Verde mine in Peru together totaled 76 percent of our consolidated copper production in 2018.

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

Sales Volumes
Following are our projected consolidated sales volumes for 2019 (which reflects a transition year) and actual consolidated sales volumes for 2018:

	2019		2018
	(Projected)		(Actual)
Copper (millions of recoverable pounds):
North America copper mines	1,400		1,428
South America mining	1,270		1,253
Indonesia mining	615		1,130
Total	3,285		3,811

Gold (thousands of recoverable ounces)	785		2,389
Molybdenum (millions of recoverable pounds)	94	[a]	94

a.	Projected molybdenum sales include 35 million pounds produced by our Molybdenum mines and 59 million pounds produced by our North America and South America copper mines.

Consolidated sales for first-quarter 2019 are expected to approximate 825 million pounds of copper, 255 thousand ounces of gold and 24 million pounds of molybdenum. As PT-FI transitions mining from the open pit to underground, its production is expected to be significantly lower in 2019 and 2020, compared to 2018. Metal production is expected to improve significantly by 2021 following a ramp-up period. Projected sales volumes for the year 2019 are dependent on operational performance, weather-related conditions, and other factors. For other important factors that could cause results to differ materially from projections, refer to “Cautionary Statement,” and “Risk Factors” contained in Part I, Item 1A. of our annual report on Form 10-K for the year ended December 31, 2018.

Consolidated Unit Net Cash Costs
Assuming average prices of $1,300 per ounce of gold and $12.00 per pound of molybdenum for 2019 and achievement of current sales volume and cost estimates, consolidated unit net cash costs (net of by-product credits) for our copper mines are expected to average $1.73 per pound of copper in 2019. The impact of price changes on 2019 consolidated unit net cash costs would approximate $0.01 per pound for each $50 per ounce change in the average price of gold and $0.03 per pound for each $2 per pound change in the average price of molybdenum. Quarterly unit net cash costs vary with fluctuations in sales volumes and realized prices, primarily for gold and molybdenum. Refer to “Consolidated Results – Production and Delivery Costs” for further discussion of consolidated production costs for our mining operations.

Consolidated Operating Cash Flow
Our consolidated operating cash flows vary with sales volumes, prices realized from copper, gold and molybdenum sales, production costs, income taxes, other working capital changes and other factors. Based on current sales volume and cost estimates, and assuming average prices of $2.75 per pound of copper, $1,300 per ounce of gold and $12.00 per pound of molybdenum, our consolidated operating cash flows are estimated to approximate $1.8 billion (net of $0.2 billion in working capital uses and timing of other tax payments) for the year 2019. Estimated consolidated operating cash flows in 2019 also reflect a projected income tax provision of $0.5 billion (refer to “Consolidated Results - Income Taxes” for further discussion of our projected income tax rate for the year 2019). The impact of price changes during 2019 on operating cash flows would approximate $315 million for each $0.10 per pound change in the average price of copper, $40 million for each $50 per ounce change in the average price of gold and $130 million for each $2 per pound change in the average price of molybdenum.

Consolidated Capital Expenditures
Consolidated capital expenditures are expected to approximate $2.4 billion in 2019, including $1.5 billion for major mining projects primarily associated with underground development activities in the Grasberg minerals district and development of the Lone Star oxide project.

MARKETS

World prices for copper, gold and molybdenum can fluctuate significantly. During the period from January 2009 through December 2018, the London Metal Exchange (LME) copper settlement price varied from a low of $1.38 per pound in 2009 to a record high of $4.60 per pound in 2011; the London Bullion Market Association (London) PM gold price fluctuated from a low of $810 per ounce in 2009 to a record high of $1,895 per ounce in 2011, and the Metals Week Molybdenum Dealer Oxide weekly average price ranged from a low of $4.46 per pound in 2015 to a high of $18.60 per pound in 2010. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in our “Risk Factors” contained in Part I, Item 1A. of our annual report on Form 10-K for the year ended December 31, 2018.

LME Copper Prices
Through December 31, 2018
000s of metric tons
Dollars per pound
1,500
1,200
900
600
300
-
$5.00
$4.50
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$-
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
Exchange Stocks
Exchange Stocks
LME Copper Prices

This graph presents LME copper settlement prices and combined reported stocks of copper at the LME, Commodity Exchange Inc., a division of the New York Mercantile Exchange (NYMEX), and the Shanghai Futures Exchange from January 2009 through December 2018. Beginning in mid-2014, copper prices declined because of concerns about slowing growth rates in China, a stronger United States (U.S.) dollar and a broad-based decline in commodity prices, but improved throughout 2017. Beginning in second-quarter 2018, copper prices declined in response to global trade actions initiated by the U.S., lower economic growth in China and globally, and concerns about rising interest rates and a stronger U.S. dollar. For the year 2018, LME copper settlement prices ranged from a low of $2.64 per pound to a high of $3.29 per pound, averaged $2.96 per pound and closed at $2.71 per pound on December 31, 2018. The LME copper settlement price was $2.79 per pound on January 31, 2019.

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

London Gold Prices
Through December 31, 2018
$1,850
$1,650
$1,450
$1,250
$1,050
$850
$650
$450
$250
Dollars per ounce
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018

This graph presents London PM gold prices from January 2009 through December 2018. An improving economic outlook, stronger U.S. dollar and positive equity performance contributed to lower demand for gold since 2014. During 2018, London PM gold prices ranged from a low of $1,178 per ounce to a high of $1,355 per ounce, averaged $1,268 per ounce and closed at $1,279 per ounce on December 28, 2018 (there was no London PM gold price quote on December 31, 2018). The London PM gold price was $1,323 per ounce on January 31, 2019.

Metals Week Molybdenum Dealer Oxide Prices

Through December 31, 2018

$40
$35
$30
$25
$20
$15
$10
$5
$0
Dollars per pound
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018

This graph presents the Metals Week Molybdenum Dealer Oxide weekly average price from January 2009 through December 2018. Molybdenum prices have declined beginning in mid-2014 because of weaker demand from global steel and stainless steel producers, but rebounded starting in 2016. During 2018, the weekly average price for molybdenum ranged from a low of $10.67 per pound to a high of $12.97 per pound, averaged $11.93 per pound and was $11.88 per pound on December 31, 2018. The Metals Week Molybdenum Dealer Oxide weekly average price was $10.95 per pound on January 31, 2019.

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

At December 31, 2018, our consolidated estimated recoverable proven and probable reserves were assessed using long-term prices of $2.50 per pound for copper in North America and South America and $2.00 per pound of copper in Indonesia, $1,000 per ounce of gold and $10 per pound of molybdenum. Reserves for Indonesia would not significantly change if assessed under a long-term price of $2.50 per pound of copper as PT-FI’s reserve plan is mill-constrained by the term of its IUPK, which contains rights to extend mining rights through 2041. The following table summarizes changes in our estimated consolidated recoverable proven and probable copper, gold and molybdenum reserves during 2018 and 2017:

	Copper[a] (billion pounds)		Gold (million ounces)	Molybdenum (billion pounds)
Consolidated reserves at December 31, 2016	86.8		26.1	2.95
Net additions (revisions)	3.6		(1.0)	(0.02)
Production	(3.7)		(1.6)	(0.09)
Consolidated reserves at December 31, 2017	86.7		23.5	2.84
PT-FI acquisition of Rio Tinto Joint Venture interest	13.0		10.1	—
Other net additions (revisions)	23.7	[b]	(0.4)	1.04	[c]
Production	(3.8)		(2.4)	(0.10)
Consolidated reserves at December 31, 2018	119.6		30.8	3.78

a.	Includes estimated recoverable metals contained in stockpiles. See below for additional discussion of recoverable copper in stockpiles.

b.	Primarily reflects an increase in the copper price assumption from $2.00 per pound to $2.50 per pound for determining reserves in North America and South America.

c.	Primarily reflects an increase in molybdenum reserves at North America copper mines and the Cerro Verde mine in Peru.

Refer to Note 20 and “Risk Factors” contained in Part I, Item 1A. of our annual report on Form 10-K for the year ended December 31, 2018, for further information regarding, and risks associated with, our estimated recoverable proven and probable mineral reserves.

As discussed in Note 1, we depreciate our life-of-mine mining and milling assets and values assigned to proven and probable mineral reserves using the unit-of-production (UOP) method based on our estimated recoverable proven and probable mineral reserves. Because the economic assumptions used to estimate mineral reserves may change from period to period and additional geological data is generated during the course of operations, estimates of reserves may change, which could have a significant impact on our results of operations, including changes to prospective depreciation rates and impairments of long-lived asset carrying values. Excluding impacts associated with changes in the levels of finished goods inventories and based on projected copper sales volumes, if estimated copper reserves at our mines were 10 percent higher at December 31, 2018, we estimate that our annual depreciation, depletion and amortization (DD&A) expense for 2019 would decrease by $44 million ($22 million to net income attributable to common stock), and a 10 percent decrease in copper reserves would increase DD&A expense by $53 million ($26 million to net income attributable to common stock). We perform annual assessments of our existing assets in connection with the review of mine operating and development plans. If it is determined that assigned asset lives do not reflect the expected remaining period of benefit, any change could affect prospective DD&A rates.

As discussed below and in Note 1, we review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable, and changes to our estimates of recoverable proven and probable mineral reserves could have an impact on our assessment of asset recoverability.

Recoverable Copper in Stockpiles
We record, as inventory, applicable costs for copper contained in mill and leach stockpiles that are expected to be processed in the future based on proven processing technologies. Mill and leach stockpiles are evaluated periodically to ensure that they are stated at the lower of weighted-average cost or net realizable value (refer to Note 4 and “Consolidated Results” for further discussion of inventory adjustments recorded for the three years ended December 31, 2018). Accounting for recoverable copper from mill and leach stockpiles represents a critical accounting estimate because (i) it is impracticable to determine copper contained in mill and leach stockpiles by physical count, thus requiring management to employ reasonable estimation methods and (ii) recovery rates from leach stockpiles can vary significantly. Refer to Note 1 for further discussion of our accounting policy for recoverable copper in stockpiles.

At December 31, 2018, estimated consolidated recoverable copper was 2.0 billion pounds in leach stockpiles (with a carrying value of $2.2 billion) and 0.6 billion pounds in mill stockpiles (with a carrying value of $0.5 billion).

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

For the three years ended December 31, 2018, we concluded there were no events or changes in circumstances that would indicate that the carrying amount of our long-lived mining assets might not be recoverable.

In addition to decreases in future metal price assumptions, other events that could result in future impairment of our long-lived mining assets include, but are not limited to, decreases in estimated recoverable proven and probable mineral reserves and any event that might otherwise have a material adverse effect on mine site production levels or costs. Refer to “Risk Factors” contained in Part I, Item 1A. of our annual report on Form 10-K for the year ended December 31, 2018.

Environmental Obligations
Our current and historical operating activities are subject to various national, state and local environmental laws and regulations that govern the protection of the environment, and compliance with those laws requires significant expenditures. Environmental expenditures are charged to expense or capitalized, depending upon their future economic benefits. The guidance provided by U.S. GAAP requires that liabilities for contingencies be recorded when it is probable that obligations have been incurred, and the cost can be reasonably estimated. At December 31, 2018, environmental obligations recorded in our consolidated balance sheet totaled $1.5 billion, which reflect obligations for environmental liabilities attributed to the Comprehensive Environmental Response,

Compensation, and Liability Act of 1980 (CERCLA) or analogous state programs and for estimated future costs associated with environmental matters. Refer to Notes 1 and 12 for further discussion of environmental obligations, including a summary of changes in our estimated environmental obligations for the three years ended December 31, 2018.

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

Asset Retirement Obligations
We record the fair value of our estimated asset retirement obligations (AROs) associated with tangible long-lived assets in the period incurred. Fair value is measured as the present value of cash flow estimates after considering inflation and a market risk premium. Our cost estimates are reflected on a third-party cost basis and comply with our legal obligation to retire tangible long-lived assets in the period incurred. These cost estimates may differ from financial assurance cost estimates for reclamation activities because of a variety of factors, including obtaining updated cost estimates for reclamation activities, the timing of reclamation activities, changes in scope and the exclusion of certain costs not considered reclamation and closure costs. At December 31, 2018, AROs recorded in our consolidated balance sheet totaled $2.5 billion, including $0.5 billion associated with our remaining oil and gas operations. Refer to Notes 1 and 12 for further discussion of reclamation and closure costs, including a summary of changes in our AROs for the three years ended December 31, 2018.

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

Our valuation allowances totaled $4.5 billion at December 31, 2018, which covered all of our U.S. foreign tax credits, U.S. federal net operating loss carryforwards, foreign net operating loss carryforwards, and substantially all of our U.S. state net operating losses. Refer to Note 11 for further discussion.

CONSOLIDATED RESULTS

	Years Ended December 31,
	2018		2017		2016
SUMMARY FINANCIAL DATA	(in millions, except per share amounts)
Revenues[a,b]	$18,628		$16,403		$14,830	[c]
Operating income (loss)[a,d,e]	$4,754	[f,g]	$3,690	[h]	$(2,729)	[i]
Net income (loss) from continuing operations[j,k,l]	$2,909	[m,n]	$2,029	[n]	$(3,832)
Net (loss) income from discontinued operations[o]	$(15)		$66		$(193)
Net income (loss) attributable to common stock	$2,602		$1,817		$(4,154)	[p]
Diluted net income (loss) per share attributable to common stock:
Continuing operations	$1.79		$1.21		$(2.96)
Discontinued operations	(0.01)		0.04		(0.20)
	$1.78		$1.25		$(3.16)

Diluted weighted-average common shares outstanding	1,458		1,454		1,318
Operating cash flows[q]	$3,863		$4,666		$3,737
Capital expenditures	$1,971		$1,410		$2,813
At December 31:
Cash and cash equivalents	$4,217		$4,526		$4,262
Total debt, including current portion	$11,141		$13,229		$16,126

a.	Refer to Note 16 for a summary of revenues and operating income by operating division.

b.	Includes adjustments to embedded derivatives for provisionally priced concentrate and cathode sales (refer to Note 14).

c.
Includes net noncash mark-to-market losses associated with crude oil and natural gas derivative contracts totaling $41 million ($41 million to net loss attributable to common stock or $0.03 per share). Refer to Note 14 for further discussion.

d.
Includes net gains on sales of assets totaling $208 million ($208 million to net income attributable to common stock or $0.14 per share) in 2018, $81 million ($81 million to net income attributable to common stock or $0.06 per share) in 2017 and $649 million ($649 million to net loss attributable to common stockholders or $0.49 per share) in 2016. Refer to Note 2 and “Net Gain on Sales of Assets” below for further discussion.

e.
Includes net charges (credits) for adjustments to environmental obligations and related litigation reserves of $57 million ($57 million to net income attributable to common stock or $0.04 per share) in 2018, $210 million ($210 million to net income attributable to common stock or $0.14 per share) in 2017 and $(16) million ($(16) million to net loss attributable to common stock or $(0.01) per share) in 2016.

f.
The year 2018 includes net charges of $112 million ($52 million to net income attributable to common stock or $0.04 per share) consisting of $69 million for Cerro Verde’s new three-year collective labor agreement (CLA) and $43 million mostly associated with depreciation expense at Freeport Cobalt for the period December 2016 through December 2017, which was suspended while it was classified as held for sale.

g.
The year 2018 also includes net charges at PT-FI of $223 million ($110 million to net income attributable to common stock or $0.08 per share) consisting of $69 million for surface water tax disputes with the local regional tax authority in Papua, Indonesia, $32 million for assessments of prior period permit fees with Indonesia's Ministry of Environment and Forestry (MOEF), $72 million for disputed payroll withholding taxes for prior years and other tax settlements, and $62 million to write-off certain previously capitalized project costs for the new smelter in Indonesia, partly offset by inventory adjustments totaling $12 million.

h.	The year 2017 includes net charges of $149 million ($93 to net income attributable to common stock or $0.06 per share) mostly associated with workforce reductions at PT-FI.

i.
The year 2016 also includes charges of $5.5 billion ($5.5 billion to net loss attributable to common stockholders or $4.16 per share) consisting of (i) $4.3 billion to reduce the carrying value of oil and gas properties pursuant to full cost accounting rules, (ii) $1.1 billion of other net oil and gas charges, primarily for drillship settlements/idle rig costs, the termination of contracts for support vessels and equipment, inventory adjustments, asset impairment and restructuring charges, and (iii) $69 million of net charges at mining operations primarily reflecting inventory adjustments, PT-FI asset retirement and Cerro Verde social commitments.

j.
Includes net gains on early extinguishment and exchanges of debt totaling $7 million (less than $0.01 per share) in 2018, $21 million ($0.01 per share) in 2017 and $26 million ($0.02 per share) in 2016. Refer to Note 8 for further discussion.

k.
Includes net tax credits of $632 million ($574 million net of noncontrolling interests or $0.39 per share) in 2018, $438 million ($0.30 per share) in 2017 and $370 million ($374 million net of noncontrolling interests or $0.28 per share) in 2016. Refer to “Income Taxes” below for further discussion.

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

n.
Includes net charges associated with disputed Cerro Verde royalties for prior years of $195 million to net income attributable to common stock ($0.13 per share) in 2018 and $186 million to net income attributable to common stock ($0.13 per share) in 2017. Net charges for the year 2018 consist of charges to production and delivery costs ($14 million), interest expense ($370 million) and other expense ($22 million), net of income tax benefits ($35 million) and noncontrolling interests ($176 million). Net charges for the year 2017 primarily reflect charges to production and delivery ($203 million), interest expense ($145 million) and income taxes ($7 million), net of noncontrolling interests ($169 million). Refer to Note 12 for further discussion.

o.
Primarily reflects adjustments to the estimated fair value of contingent consideration related to the November 2016 sale of our interest in TFHL, which will continue to be adjusted through December 31, 2019.

p.	Includes a gain on redemption of noncontrolling interest of $199 million ($0.15 per share) for the settlement of a preferred stock obligation. Refer to Note 2 for further discussion.

q.	Includes net working capital (uses) sources and timing of other tax payments of $(0.6) billion in 2018, $0.6 billion in 2017 and $87 million in 2016.

	Years Ended December 31,
	2018	2017	2016[a]
SUMMARY OPERATING DATA
Copper (millions of recoverable pounds)
Production	3,813	3,737	4,222
Sales, excluding purchases	3,811	3,700	4,227
Average realized price per pound	$2.91	$2.93	$2.28
Site production and delivery costs per pound[b]	$1.76	$1.60	$1.42
Unit net cash costs per pound[b]	$1.07	$1.19	$1.26
Gold (thousands of recoverable ounces)
Production	2,439	1,577	1,088
Sales, excluding purchases	2,389	1,562	1,079
Average realized price per ounce	$1,254	$1,268	$1,238
Molybdenum (millions of recoverable pounds)
Production	95	92	80
Sales, excluding purchases	94	95	74
Average realized price per pound	$12.50	$9.33	$8.33

a.	Excludes results from the Tenke mine, which is reported as a discontinued operation.

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

Revenues
Consolidated revenues totaled $18.6 billion in 2018, $16.4 billion in 2017 and $14.8 billion in 2016. Our revenues primarily include the sale of copper concentrate, copper cathode, copper rod, gold in concentrate and molybdenum. Following is a summary of changes in our consolidated revenues between periods (in millions):

	2018	2017

Consolidated revenues - prior year	$16,403	$14,830
Mining operations:
Higher (lower) sales volumes:
Copper	326	(1,201)
Gold	1,049	598
Molybdenum	(9)	175
(Lower) higher averaged realized prices:
Copper	(76)	2,405
Gold	(33)	47
Molybdenum	299	95
Adjustments for prior year provisionally priced copper sales	(151)	76
Higher revenues from sales of purchased copper	264	361
Higher Atlantic Copper revenues	270	202
Higher royalties and export duties	(130)	(63)
Lower oil sales volumes	(17)	(1,269)
Other, including intercompany eliminations	433	147
Consolidated revenues - current year	$18,628	$16,403

Mining Operations
Sales Volumes. Higher copper sales volumes in 2018, compared to 2017, primarily reflect higher operating rates in Indonesia. Lower copper sales volumes in 2017, compared to 2016, primarily reflect lower sales volumes in North America mainly caused by lower ore grades.

Higher gold sales volumes in 2018, compared with 2017, primarily reflect higher operating rates and ore grades at PT-FI. Higher gold sales volumes in 2017, compared with 2016, primarily reflect higher ore grades at PT-FI.

Consolidated molybdenum sales volumes in 2018 approximated 2017 sales volumes. Higher molybdenum sales volumes in 2017, compared with 2016, primarily reflect increased demand and higher production.

Refer to “Operations” for further discussion of sales volumes at our mining operations.

Realized Prices. Our consolidated revenues can vary significantly as a result of fluctuations in the market prices of copper, gold and molybdenum. In 2018, our average realized prices were 1 percent lower for copper and gold and 34 percent higher for molybdenum in 2018, compared with 2017. In 2017, our average realized prices were 29 percent higher for copper, 2 percent higher for gold and 12 percent higher for molybdenum, compared with 2016.

As discussed below and in “Disclosures About Market Risks-Commodity Price Risk”, substantially all of our copper concentrate and cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date). We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on provisionally priced concentrate and cathode sales that is adjusted to fair value through earnings each period until final pricing on the date of settlement. Average realized copper prices include net adjustments to current period provisionally priced copper sales totaling $(240) million for 2018, $408 million for 2017 and $257 million for 2016. Refer to Note 14 for a summary of total adjustments to prior period and current period provisionally priced sales.

Prior Year Provisionally Priced Copper Sales. Net adjustments to prior years’ provisionally priced copper sales recorded in consolidated revenues totaled $(70) million in 2018, $81 million in 2017 and $5 million in 2016. Refer to Note 14 for a summary of total adjustments to prior period and current period provisionally priced sales.

Purchased Copper. We purchase copper cathode primarily for processing by our Rod & Refining operations. Purchased copper volumes totaled 356 million pounds in 2018, 273 million pounds in 2017 and 188 million pounds in 2016.

Atlantic Copper Revenues. Atlantic Copper revenues totaled $2.3 billion in 2018, $2.0 billion in 2017 and $1.8 billion in 2016. Higher Atlantic Copper revenues in 2018, compared with 2017, primarily reflect higher copper and gold sales volumes. Higher Atlantic Copper revenues in 2017, compared with 2016, primarily reflect higher copper prices.

Royalties and Export Duties. Primarily reflects royalties for sales from PT-FI that will vary with the volume of metal sold and the prices of copper and gold. PT-FI also pays export duties until development progress for the new smelter in Indonesia exceeds 50 percent. Refer to Note 13 for a summary of PT-FI’s royalties and export duties.

Oil & Gas Operations
Oil sales volumes totaled 1.4 million barrels (MMBbls) in 2018, 1.8 MMBbls in 2017 and 34.4 MMBbls in 2016. During the three years ended December 31, 2018, we completed the sales of substantially all of our oil and gas properties. As a result, oil sales volumes have significantly declined in 2018 and 2017, compared to 2016.

Production and Delivery Costs
Consolidated production and delivery costs totaled $11.7 billion in 2018, $10.3 billion in 2017 and $10.7 billion in 2016. Higher production and delivery costs in 2018, compared to 2017, primarily reflected higher mining and milling costs in North America and South America and higher copper purchases at our rod and refining operations. Lower production and delivery costs in 2017, compared to 2016, primarily reflected lower costs related to our oil and gas operations because of the sale of substantially all of our oil and gas properties in late 2016.

The year 2018 included net charges at PT-FI totaling $223 million (refer to the “Summary Financial Data” table above for a summary of these charges) and charges at Cerro Verde totaling $69 million related to its new three-year CLA.

The year 2017 included charges totaling $203 million associated with disputed royalties at Cerro Verde for prior years and $120 million associated with workforce reductions at PT-FI.

The year 2016 included charges totaling $926 million associated with drillship settlements/idle rig and contract termination costs at U.S. oil and gas operations.

Mining Unit Site Production and Delivery Costs
Site production and delivery costs for our copper mining operations primarily include labor, energy and commodity-based inputs, such as sulphuric acid, reagents, liners, tires and explosives. Consolidated unit site production and delivery costs (before net noncash and other costs) for our copper mines averaged $1.76 per pound of copper in 2018, $1.60 per pound in 2017 and $1.42 per pound in 2016. Higher consolidated unit site production and delivery costs in 2018, compared with 2017, primarily reflected higher mining and milling costs at our North America and South America mining operations as well as charges associated with Cerro Verde’s new three-year CLA. Higher consolidated unit site production and delivery costs in 2017, compared with 2016, primarily reflected lower consolidated copper sales volumes and higher mining, milling and employee costs at our South America mining operations. Refer to “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions, and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements.

Our copper mining operations require significant amounts of energy, principally diesel, electricity, coal and natural gas, most of which is obtained from third parties under long-term contracts. Energy represented approximately 20 percent of our copper mine site operating costs in 2018, including purchases of approximately 220 million gallons of diesel fuel; 8,150 gigawatt hours of electricity at our North America and South America copper mining operations (we generate all of our power at our Indonesia mining operation); 740 thousand metric tons of coal for our coal power plant in Indonesia; and 1 million MMBtu (million British thermal units) of natural gas at certain of our North America mines. Based on current cost estimates, energy will approximate 20 percent of our copper mine site operating costs for 2019.

Depreciation, Depletion and Amortization
Depreciation will vary under the UOP method as a result of changes in sales volumes and the related UOP rates at our mining operations. Consolidated DD&A totaled $1.75 billion in 2018, $1.7 billion in 2017 and $2.5 billion in 2016. The year 2018 included $31 million of depreciation expense at Freeport Cobalt from December 2016 through December 2017 that was suspended while it was classified as held for sale. Lower DD&A in 2017, compared with 2016, primarily reflected the impact of the sale of substantially all of our oil and gas properties in late 2016.

Impairment of Oil and Gas Properties
Under full cost accounting rules, we recognized impairment charges totaling $4.3 billion in 2016 primarily for U.S. oil and gas properties. Refer to Note 1 for further discussion.

Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses totaled $443 million in 2018, $477 million in 2017 and $597 million in 2016. Selling, general and administrative expenses included oil and gas contract termination costs of $17 million in 2017 and $85 million for restructuring costs in 2016.

Consolidated selling, general and administrative expenses were net of capitalized general and administrative expenses at our oil and gas operations totaling $78 million in 2016; no such costs were capitalized in subsequent periods.

Mining Exploration and Research Expenses
Consolidated exploration and research expenses for our mining operations totaled $105 million in 2018, $93 million in 2017 and $63 million in 2016. Our mining exploration activities are generally associated with our existing mines, focusing on opportunities to expand reserves and resources to support development of additional future production capacity. A drilling program to further delineate the Lone Star resource continues to indicate significant additional mineralization in this district, with higher ore grades than our other North America copper mines. Exploration results continue to indicate opportunities for significant future potential reserve additions in North America and South America. Exploration spending is expected to approximate $65 million in 2019.

Environmental Obligations and Shutdown Costs
Environmental obligation costs reflect net revisions to our long-term environmental obligations, which vary from period to period because of changes to environmental laws and regulations, the settlement of environmental matters and/or circumstances affecting our operations that could result in significant changes in our estimates (refer to “Critical Accounting Estimates – Environmental Obligations” for further discussion). Shutdown costs include care-and-maintenance costs and any litigation, remediation or related expenditures associated with closed facilities or operations. Net charges for environmental obligations and shutdown costs totaled $89 million in 2018, $244 million in 2017 and $14 million in 2016. Higher costs in 2018 and 2017, compared with 2016, primarily reflect adjustments to environmental obligations resulting from revised cost estimates. Refer to Note 12 for environmental obligations and litigation matters.

Net Gain on Sales of Assets
Net gain on sales of assets totaled $208 million in 2018, primarily reflecting gains on sales of assets, adjustments to the carrying value of assets no longer held for sale and fair value adjustments associated with contingent consideration related to the 2016 sale of onshore California oil and gas properties. Relative to 2018, we realized $50 million in contingent consideration related to the 2016 sale of oil and gas properties, which was received in 2019, and we would receive additional contingent consideration related to this transaction consisting of $50 million per year for 2019 and 2020 if the price of Brent crude oil averages over $70 per barrel in each of these calendar years.

Net gain on sales of assets totaled $81 million in 2017, primarily associated with oil and gas transactions and adjustments to assets held for sale.

Net gain on sales of assets totaled $649 million in 2016, primarily related to the gains recognized for the Morenci and Timok transactions, partly offset by estimated losses on assets held for sale. Net gain on sales of assets for the year 2016 also included $183 million for contingent consideration, including $150 million associated with the sale of the Deepwater Gulf of Mexico (GOM) oil and gas properties, and $33 million for the fair value of the potential $150 million in contingent consideration from the sale of the onshore California oil and gas properties discussed above.

Refer to Note 2 for further discussion of dispositions.

Interest Expense, Net
Consolidated interest costs (before capitalization and excluding interest expense associated with disputed Cerro Verde royalties) totaled $671 million in 2018, $777 million in 2017 and $854 million in 2016. Lower interest expense in 2018 and 2017, compared to 2016, reflects a decrease in total debt. Interest expense associated with disputed Cerro Verde royalties (refer to Note 12 for further discussion) totaled $370 million in 2018 and $145 million in 2017.

Capitalized interest varies with the level of expenditures for our development projects and average interest rates on our borrowings, and totaled $96 million in 2018, $121 million in 2017 and $99 million in 2016. Refer to “Operations” and “Capital Resources and Liquidity – Investing Activities” for further discussion of current development projects.

Net Gain on Early Extinguishment and Exchanges of Debt
Net gain on early extinguishment and exchanges of debt totaled $7 million in 2018, $21 million in 2017 and $26 million in 2016. Refer to Note 8 for further discussion.

Other Income (Expense), Net
Other income (expense), net primarily includes foreign currency translation adjustments and interest income, and totaled $76 million in 2018, $(8) million in 2017 and $(14) million in 2016. The year 2018, compared to the year 2017, reflects higher interest income and $30 million of interest received on tax refunds, mostly associated with the refund of PT-FI’s prior years’ tax receivables.

Income Taxes
Following is a summary of the approximate amounts used in the calculation of our consolidated income tax (provision) benefit from continuing operations for the years ended December 31 (in millions, except percentages):

	2018				2017
	Income (Loss)[a]	Effective Tax Rate	Income Tax (Provision) Benefit		Income (Loss)[a]	Effective Tax Rate	Income Tax (Provision) Benefit
U.S.	$352	7%	$(24)	[b,c]	$41	(156)%	$64	[d]
South America	706	43%	(303)		1,059	41%	(439)
Indonesia	3,027	42%	(1,284)	[e]	2,033	43%	(869)
U.S. tax reform	—	N/A	123	[f]	—	N/A	393	[f]
Cerro Verde royalty dispute	(406)	N/A	35	[g]	(348)	N/A	(7)	[g]
Change in PT-FI tax rates	—	N/A	504	[h]	—	N/A	—
Eliminations and other	213	N/A	(42)		117	N/A	(25)
Consolidated FCX	$3,892	25%	$(991)		$2,902	30%	$(883)

	2016
	Income (Loss)[a]	Effective Tax Rate	Income Tax (Provision) Benefit
U.S.	$(865)	41%	$357	[i]
South America	501	43%	(216)	[j]
Indonesia	1,058	42%	(442)
Impairment of oil and gas properties	(4,317)	N/A	—	[k]
Eliminations and other	151	N/A	(70)
Consolidated FCX	$(3,472)	(11)%	$(371)

a.	Represents income (loss) from continuing operations by geographic location before income taxes and equity in affiliated companies’ net earnings.

b.	The year 2018 includes net tax credits of $9 million for changes in valuation allowances and a tax credit of $5 million associated with the settlement of a state income tax examination.

c.	The year 2018 also includes a tax charge of $29 million associated with adjustments to the calculation of transition tax resulting from recently released guidance by the U.S. Internal Revenue Service.

d.
The year 2017 includes net tax credits of $24 million for changes in valuation allowances and $21 million associated with alternative minimum tax (AMT) credit carryforwards, which are not related to the AMT credits resulting from U.S. tax reform that are presented separately in the above tables.

e.	Includes a tax credit of $20 million ($17 million net of noncontrolling interest) for adjustments to PT-FI's historical tax positions.

f.
The Tax Cuts and Jobs Act (the Act), which was enacted on December 22, 2017, included significant modifications to U.S. tax laws and created many new complex tax provisions. In December 2018, we completed our analysis of the Act and recognized benefits totaling $123 million ($119 million net of noncontrolling interest) in 2018 associated with AMT credit refunds. During 2017, we recorded net tax benefits related to specific provisions of the Act totaling $393 million, reflecting the reversal of valuation allowances associated with anticipated refunds of AMT credits through 2021 ($272 million) and a decrease in corporate income tax rates ($121 million).

g.	Refer to Note 12 for a summary of charges related to Cerro Verde’s disputed royalties for prior years.

h.	Reflects a tax credit of $504 million ($453 million net of noncontrolling interest) resulting from the change in PT-FI's tax rates in accordance with its IUPK.

i.	Includes tax credits of $357 million associated with AMT credits, changes to valuation allowances and net operating loss carryback claims.

j.	Includes a net tax credit of $13 million ($17 million net of noncontrolling interests) related to changes in Peruvian tax rules.

k.
As a result of the impairment to U.S. oil and gas properties, we recorded tax charges to establish valuation allowances against U.S. federal and state deferred tax assets that will not generate a future benefit.

Our consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which we operate. Accordingly, variations in the relative proportions of jurisdictional income result in fluctuations to our consolidated effective income tax rate. Assuming achievement of current sales volume and cost estimates and average prices of $2.75 per pound for copper, $1,300 per ounce for gold and $12.00 per pound for molybdenum for 2019, we estimate our consolidated effective tax rate for the year 2019 would approximate 46 percent (comprised of an estimated effective rate of 0 percent on U.S. income, 38 percent on Indonesia income and 40 percent on South America income). Because of our U.S. tax position, we do not record a financial statement impact for income or losses generated in the U.S.; therefore, our consolidated effective rate is generally higher than the international rates at lower copper prices and lower than international rates at higher copper prices.

Refer to Note 11 for further discussion of income taxes.

Net (Loss) Income from Discontinued Operations
In November 2016, we completed the sale of our interest in TFHL. In accordance with accounting guidelines, the results of TFHL have been reported as discontinued operations for all periods presented. Net (loss) income from discontinued operations totaled $(15) million in 2018 and $66 million in 2017, primarily reflecting adjustments to the estimated fair value of contingent consideration related to the sale of our interest in TFHL, which will continue to be adjusted through December 31, 2019. Net loss from discontinued operations of $193 million in 2016 primarily reflected the loss on disposal. Refer to Note 2 for further discussion.

Gain on Redemption and Preferred Dividends Attributable to Redeemable Noncontrolling Interest
In connection with the December 2016 sale of the Deepwater GOM oil and gas properties, we settled a preferred stock obligation, which resulted in the recognition of a $199 million gain on redemption. Refer to Note 2 for further discussion.

OPERATIONS

North America Copper Mines
We operate seven open-pit copper mines in North America – Morenci, Bagdad, Safford, Sierrita and Miami in Arizona, and Chino and Tyrone in New Mexico. All of the North America mining operations are wholly owned, except for Morenci.

We record our undivided joint venture interest in Morenci using the proportionate consolidation method. In May 2016, we completed the sale of an additional 13 percent undivided interest in Morenci. As a result of the transaction, our undivided interest in Morenci was prospectively reduced from 85 percent to 72 percent. Refer to Note 2 for further discussion.

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

Through exploration drilling, we have identified a significant resource at our wholly owned Lone Star project located near the Safford operation in eastern Arizona. An initial project to develop the Lone Star oxide ores commenced in first-quarter 2018, with first production expected by the end of 2020. Initial production from the Lone Star oxide ores is expected to average approximately 200 million pounds of copper per year. Total capital costs, including mine equipment and pre-production stripping, are expected to approximate $850 million and will benefit from the utilization of existing infrastructure at the adjacent Safford operation. As of December 31, 2018, approximately $290 million has been incurred for this project. The project also advances exposure to a significant sulfide resource. We expect to incorporate recent positive drilling and ongoing results in our future development plans.

Operating Data. Following is summary operating data for the North America copper mines for the years ended December 31:

	2018	2017	2016
Operating Data, Net of Joint Venture Interests
Copper (millions of recoverable pounds)
Production	1,404	1,518	1,831
Sales, excluding purchases	1,428	1,484	1,841	[a]
Average realized price per pound	$2.96	$2.85	$2.24

Molybdenum (millions of recoverable pounds)
Production[b]	32	33	33

100% Operating Data
Leach operations
Leach ore placed in stockpiles (metric tons per day)	681,400	679,000	737,400
Average copper ore grade (percent)	0.24	0.28	0.31
Copper production (millions of recoverable pounds)	951	1,016	1,120

Mill operations
Ore milled (metric tons per day)	301,000	299,500	300,500
Average ore grade (percent):
Copper	0.35	0.39	0.47
Molybdenum	0.02	0.03	0.03
Copper recovery rate (percent)	87.8	86.4	85.5
Copper production (millions of recoverable pounds)	719	788	958

a.	Included approximately 60 million pounds of copper from the 13 percent undivided interest in Morenci that we sold in May 2016.

b.	Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at the North America copper mines.

Copper sales volumes from our North America copper mines totaled 1.4 billion pounds in 2018, 1.5 billion pounds in 2017 and 1.8 billion pounds in 2016. The decreases in 2018 and 2017, compared with 2016, primarily reflect lower ore grades.

North America copper sales are estimated to approximate 1.4 billion pounds of copper in 2019. Refer to “Outlook” for projected molybdenum sales volumes.

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

Gross Profit per Pound of Copper and Molybdenum
The following tables summarize unit net cash costs and gross profit per pound of copper at our North America copper mines for the three years ended December 31, 2018. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	2018			2017
	By-	Co-Product Method		By-	Co-Product Method
	Product Method	Copper	Molyb- denum[a]	Product Method	Copper	Molyb- denum[a]
Revenues, excluding adjustments	$2.96	$2.96	$11.64	$2.85	$2.85	$7.80
Site production and delivery, before net noncash
and other costs shown below	1.94	1.77	9.03	1.63	1.52	5.75
By-product credits	(0.26)	—	—	(0.17)	—	—
Treatment charges	0.11	0.10	—	0.10	0.10	—
Unit net cash costs	1.79	1.87	9.03	1.56	1.62	5.75
DD&A	0.25	0.23	0.73	0.29	0.27	0.54
Noncash and other costs, net	0.07	0.06	0.17	0.06	0.06	0.07
Total unit costs	2.11	2.16	9.93	1.91	1.95	6.36
Revenue adjustments, primarily for pricing on prior period open sales	—	—	—	—	—	—
Gross profit per pound	$0.85	$0.80	$1.71	$0.94	$0.90	$1.44

Copper sales (millions of recoverable pounds)	1,426	1,426		1,481	1,481
Molybdenum sales (millions of recoverable pounds)[a]			32			33

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

Our North America copper mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. During 2018, average unit net cash costs (net of by-product credits) for the North America copper mines ranged from $1.55 per pound to $2.63 per pound at the individual mines and averaged $1.79 per pound. Higher average unit net cash costs (net of by-product credits) of $1.79 in 2018, compared with $1.56 per pound in 2017, primarily reflected higher mining and milling costs, partly offset by higher molybdenum credits.

Because certain assets are depreciated on a straight-line basis, North America’s average unit depreciation rate may vary with asset additions and the level of copper production and sales. North America’s average unit depreciation rate is expected to be lower in 2019, compared to 2018, as a result of reserve additions. See “Critical Accounting Estimates-Mineral Reserves” for further discussion.

Average unit net cash costs (net of by-product credits) for our North America copper mines are expected to approximate $1.86 per pound of copper in 2019, based on achievement of current sales volume and cost estimates and assuming an average molybdenum price of $12.00 per pound. North America’s average unit net cash costs in 2019 would change by approximately $0.04 per pound for each $2 per pound change in the average price of molybdenum.

	2017			2016
	By-	Co-Product Method		By-	Co-Product Method
	Product Method	Copper	Molyb- denum[a]	Product Method	Copper	Molyb- denum[a]
Revenues, excluding adjustments	$2.85	$2.85	$7.80	$2.24	$2.24	$6.34
Site production and delivery, before net noncash
and other costs shown below	1.63	1.52	5.75	1.41	1.34	4.91
By-product credits	(0.17)	—	—	(0.12)	—	—
Treatment charges	0.10	0.10	—	0.11	0.10	—
Unit net cash costs	1.56	1.62	5.75	1.40	1.44	4.91
DD&A	0.29	0.27	0.54	0.29	0.27	0.60
Noncash and other costs, net	0.06	0.06	0.07	0.04	0.04	0.06
Total unit costs	1.91	1.95	6.36	1.73	1.75	5.57
Revenue adjustments, primarily for pricing on prior period open sales	—	—	—	—	—	—
Gross profit per pound	$0.94	$0.90	$1.44	$0.51	$0.49	$0.77

Copper sales (millions of recoverable pounds)	1,481	1,481		1,836	1,836
Molybdenum sales (millions of recoverable pounds)[a]			33			33

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

Unit net cash costs (net of by-product credits) for our North America copper mines increased to $1.56 per pound of copper in 2017, compared with $1.40 per pound in 2016, primarily reflecting lower copper sales volumes.

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

Operating and Development Activities. Cerro Verde’s expanded operations benefit from its large-scale, long-lived reserves and cost efficiencies. Cerro Verde’s concentrator facilities have continued to perform well, with average mill throughput rates of 387,600 metric tons of ore per day for the year 2018. During 2018, Cerro Verde received a modified environmental permit allowing it to operate its existing concentrator facilities at rates up to 409,500 metric tons of ore per day.

We continue to evaluate a large-scale expansion at El Abra to process additional sulfide material and to achieve higher recoveries. El Abra’s large sulfide resource could potentially support a major mill project similar to facilities constructed at Cerro Verde. Technical and economic studies are being advanced to determine the optimal scope and timing of the project.

Operating Data. Following is summary operating data for our South America mining operations for the years ended December 31.

	2018	2017	2016
Copper (millions of recoverable pounds)
Production	1,249	1,235	1,328
Sales	1,253	1,235	1,332
Average realized price per pound	$2.87	$2.97	$2.31

Molybdenum (millions of recoverable pounds)
Production[a]	28	27	21

Leach operations
Leach ore placed in stockpiles (metric tons per day)	195,200	142,800	149,100
Average copper ore grade (percent)	0.33	0.37	0.41
Copper production (millions of recoverable pounds)	287	255	328

Mill operations
Ore milled (metric tons per day)	387,600	360,100	353,400
Average ore grade (percent):
Copper	0.38	0.44	0.43
Molybdenum	0.01	0.02	0.02
Copper recovery rate (percent)	84.3	81.2	85.8
Copper production (millions of recoverable pounds)	962	980	1,000

a.	Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at Cerro Verde.

Consolidated copper sales volumes from South America of 1.25 billion pounds in 2018 were approximately 1 percent higher than 1.24 billion pounds in 2017, primarily reflecting higher mining and milling rates, partly offset by lower ore grades.

Lower consolidated copper sales volumes from South America of 1.24 billion pounds in 2017, compared with 1.33 billion pounds in 2016, primarily reflected lower recovery rates at Cerro Verde and lower ore grades at El Abra.

Copper sales from South America mines are expected to approximate 1.3 billion pounds of copper in 2019. Refer to “Outlook” for projected molybdenum sales volumes. Since late January 2019, our El Abra operation has experienced heavy rainfall and electrical storms, resulting in a suspension of operations since February 4, 2019. We have been unable to assess damages because of poor road conditions and inaccessible areas and we do not currently know when normal operations will resume. We estimate the impact on 2019 production will approximate 8 million pounds of copper through mid-February 2019, and additional impacts of approximately 600 thousand pounds of copper per day are expected until normal operations resume.

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

Gross Profit per Pound of Copper
The following tables summarize unit net cash costs and gross profit per pound of copper at our South America mining operations for the three years ended December 31, 2018. Unit net cash costs per pound of copper are reflected under the by-product and co-product methods as the South America mining operations also had sales of molybdenum and silver. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	2018			2017			2016
	By-Product Method		Co-Product Method	By-Product Method		Co-Product Method	By-Product Method	Co-Product Method
Revenues, excluding adjustments	$2.87		$2.87	$2.97		$2.97	$2.31	$2.31
Site production and delivery, before net noncash
and other costs shown below	1.79	[a]	1.65	1.59		1.49	1.26	1.20
By-product credits	(0.24)		—	(0.18)		—	(0.10)	—
Treatment charges	0.19		0.19	0.22		0.22	0.24	0.24
Royalty on metals	0.01		0.01	0.01		0.01	0.01	—
Unit net cash costs	1.75		1.85	1.64		1.72	1.41	1.44
DD&A	0.44		0.40	0.43		0.39	0.41	0.39
Noncash and other costs, net	0.06	[b]	0.06	0.19	[b]	0.18	0.03	0.03
Total unit costs	2.25		2.31	2.26		2.29	1.85	1.86
Revenue adjustments, primarily for pricing on
prior period open sales	(0.03)		(0.03)	0.03		0.03	0.01	0.01
Gross profit per pound	$0.59		$0.53	$0.74		$0.71	$0.47	$0.46

Copper sales (millions of recoverable pounds)	1,253		1,253	1,235		1,235	1,332	1,332

a.	Includes $0.06 per pound of copper for the year 2018 associated with charges for Cerro Verde's new three-year CLA.

b.
Includes charges totaling $0.01 per pound of copper for the year 2018 and $0.16 per pound of copper for the year 2017, associated with disputed Cerro Verde royalties for prior years (refer to Note 12 for further discussion).

During 2018, unit net cash costs (net of by-product credits) for the South America mines averaged $1.75 per pound, including $1.67 per pound of copper for the Cerro Verde mine and $2.13 per pound for the El Abra mine. Higher average unit net cash costs (net of by-product credits) for our South America mining operations in 2018, compared with $1.64 per pound in 2017, primarily reflected higher mining and milling costs and costs associated with Cerro Verde’s new three-year CLA, partly offset by higher by-product credits.

Unit net cash costs (net of by-product credits) for our South America mining operations increased to $1.64 per pound of copper in 2017, compared with $1.41 per pound in 2016, primarily reflecting lower sales volumes and higher mining, milling and employee costs at Cerro Verde, partly offset by higher by-product credits.

Revenues from Cerro Verde’s concentrate sales are recorded net of treatment charges, which will vary with Cerro Verde’s sales volumes and the price of copper.

Because certain assets are depreciated on a straight-line basis, South America’s unit depreciation rate may vary with asset additions and the level of copper production and sales. South America’s average unit depreciation rate is expected to be lower in 2019, compared to 2018, as a result of reserve additions. See “Critical Accounting Estimates-Mineral Reserves” for further discussion.

Revenue adjustments primarily result from changes in prices on provisionally priced copper sales recognized in prior periods. Refer to “Consolidated Results - Revenues” for further discussion of adjustments to prior period provisionally priced copper sales.

Average unit net cash costs (net of by-product credits) for our South America mining operations are expected to approximate $1.66 per pound of copper in 2019, based on current sales volume and cost estimates and assuming average prices of $12.00 per pound of molybdenum in 2019.

Indonesia Mining
We operate PT-FI’s mining operations, in which we own a 48.76 percent interest and consolidate in our financial statements. PT-FI’s assets include one of the world’s largest copper and gold deposits at the Grasberg minerals district in Papua, Indonesia. PT-FI produces copper concentrate that contains significant quantities of gold and silver.

Substantially all of PT-FI’s copper concentrate is sold under long-term contracts, and in 2018, approximately 38 percent of PT-FI’s copper concentrate was sold to PT Smelting (PT-FI’s 25 percent-owned smelter and refinery in Gresik, Indonesia).

Regulatory Matters. On December 21, 2018, we completed the transaction with the Indonesian government regarding PT-FI’s long-term mining rights and share ownership. We expect our share of future cash flows of the expanded PT-FI asset base, combined with the cash proceeds received in the transaction, to be comparable to our share of anticipated future cash flows under PT-FI’s former COW and Rio Tinto Joint Venture.

In connection with the transaction, a 40 percent share ownership in PT-FI was issued to PT Inalum and PTI (which is expected to be owned by PT Inalum and the provincial/regional government in Papua) and the Rio Tinto Joint Venture interests were effectively merged into PT-FI. As a result, PT Inalum's and PTI's collective share ownership of PT-FI totals 51.24 percent and our share ownership is 48.76 percent. The arrangements provide for us and the other pre-transaction PT-FI shareholders to retain the economics of the revenue and cost sharing arrangements under the former Rio Tinto Joint Venture. As a result, our economic interest in PT-FI is expected to approximate 81 percent from 2019 through 2022.

We, PT-FI, PTI and PT Inalum also entered into a shareholders agreement at closing, which includes provisions related to the governance and management of PT-FI, and establishes our control over the management of PT-FI's operations. As a result, we continue to consolidate PT-FI in our financial statements.

Refer to Note 2 for further discussion of the transaction.

Concurrent with closing the transaction, the Indonesian government granted PT-FI an IUPK to replace its former COW, enabling PT-FI to conduct operations in the Grasberg minerals district through 2041. Under the terms of the IUPK, PT-FI has been granted an extension of mining rights through 2031, with rights to extend mining rights through 2041, subject to PT-FI completing the construction of a new smelter in Indonesia within five years of closing the transaction and fulfilling its defined fiscal obligations to the Indonesian government. The IUPK, and related documentation, contains legal and fiscal terms and is legally enforceable through 2041. In addition, we, as a foreign investor, have rights to resolve investment disputes with the Indonesian government through international arbitration. Refer to Note 13 for further discussion of PT-FI’s IUPK.

Refer to “Risk Factors” contained in Part I, Item 1A. of our annual report on Form 10-K for the year ended December 31, 2018, for further discussion of risks associated with our mining operations in Indonesia.

Operating and Development Activities. PT-FI is currently mining the final phase of the Grasberg open pit and expects to transition to the Grasberg Block Cave (GBC) underground mine in the first half of 2019.

PT-FI continues to advance several projects in the Grasberg minerals district related to the development of its large-scale, long-lived, high-grade underground ore bodies. In aggregate, these underground ore bodies are expected to produce large-scale quantities of copper and gold following the transition from the Grasberg open pit.

PT-FI's estimated annual capital spending on underground mine development projects is expected to average $0.7 billion per year over the next four years, net of scheduled contributions from PT Inalum. In accordance with applicable accounting guidance, aggregate costs (before scheduled contributions from PT Inalum), which are expected to average $0.9 billion per year through 2022, will be reflected as an investing activity in FCX's cash flow statement, and contributions from PT Inalum, which are expected to average approximately $0.17 billion per year through 2022, will be reflected as a financing activity. Considering the long-term nature and size of these projects, actual costs could vary from these estimates.

PT-FI has also committed to construct a new smelter in Indonesia by December 21, 2023. PT-FI has reviewed various process technologies and is initiating front-end engineering and design for the selected technology and intends to pursue financing, commercial and potential partner arrangements for this project, which has a preliminary estimated capital cost in the $3 billion range. The economics of PT-FI’s share of the new smelter will be borne by PT-FI’s shareholders according to their respective long-term share ownership percentages.

The following provides additional information on the continued development of the Common Infrastructure project, the GBC underground mine and the Deep Mill Level Zone (DMLZ) ore body that lies below the Deep Ore Zone (DOZ) underground mine.

Common Infrastructure and GBC Underground Mine. In 2004, PT-FI commenced its Common Infrastructure project to provide access to its large undeveloped underground ore bodies located in the Grasberg minerals district through a tunnel system located approximately 400 meters deeper than its existing underground tunnel system. In addition to providing access to our underground ore bodies, the tunnel system will enable PT-FI to conduct future exploration in prospective areas associated with currently identified ore bodies. The tunnel system was completed to the Big Gossan terminal and development of the GBC and DMLZ underground mines is advancing using the Common Infrastructure project tunnels as access.

The GBC underground mine accounts for approximately half of our recoverable proven and probable reserves in Indonesia. Substantial progress has been made to prepare for the transition to mining of the GBC underground mine. First undercut blasting occurred in September 2018, first drawbell blasting occurred in December 2018 and cave production is scheduled for the first half of 2019. All underground mining levels and the ore flow system are being commissioned. Production rates over the next five years are expected to ramp up to 130,000 metric tons per day.

Mine development capital for the GBC underground mine and associated Common Infrastructure is expected to approximate $6.8 billion, including $3.9 billion incurred through December 31, 2018 ($0.6 billion during 2018).

DMLZ. The DMLZ ore body lies below the DOZ mine at the 2,590-meter elevation and represents the downward continuation of mineralization in the Ertsberg East Skarn system and neighboring Ertsberg porphyry. In September 2015, PT-FI initiated pre-commercial production that represented ore extracted during the development phase for the purpose of obtaining access to the ore body. During third-quarter 2018, PT-FI commenced hydraulic fracturing activities to manage rock stresses and pre-condition the DMLZ underground mine for large-scale production following mining induced seismic activity experienced in 2017 and 2018. Results to date have been effective in managing rock stresses and pre-conditioning the cave. PT-FI expects to commence the ramp-up of production in the DMLZ underground mine by mid-2019 and to reach full production rates of 80,000 metric tons per day in 2022. Estimates of timing of future production continue to be reviewed and may be modified as additional information becomes available.

Mine development capital costs for the DMLZ underground mine are expected to approximate $3.3 billion, including $2.5 billion incurred through December 31, 2018 (approximately $0.4 billion during 2018).

Operating Data. Following is summary operating data for our Indonesia mining operations for the years ended December 31.

	2018	2017	2016
Operating Data, Net of Rio Tinto Joint Venture Interest[a]
Copper (millions of recoverable pounds)
Production	1,160	984	1,063
Sales	1,130	981	1,054
Average realized price per pound	$2.89	$3.00	$2.32

Gold (thousands of recoverable ounces)
Production	2,416	1,554	1,061
Sales	2,366	1,540	1,054
Average realized price per ounce	$1,254	$1,268	$1,237

100% Operating Data
Ore milled (metric tons per day):[b]
Grasberg open pit	133,300	101,800	119,700
DOZ underground mine	33,800	31,200	38,000
DMLZ underground mine	3,200	3,200	4,400
GBC underground mine	4,000	3,600	2,700
Big Gossan underground mine	3,800	600	900
Total	178,100	140,400	165,700

Average ore grade:
Copper (percent)	0.98	1.01	0.91
Gold (grams per metric ton)	1.58	1.15	0.68
Recovery rates (percent):
Copper	91.8	91.6	91.0
Gold	84.7	85.0	82.2
Production (recoverable):
Copper (millions of pounds)	1,227	996	1,063
Gold (thousands of ounces)	2,697	1,554	1,061

a.	Operating data through December 21, 2018, is net of the former Rio Tinto Joint Venture interest. Refer to Note 2 for further discussion.

b.	Amounts represent the approximate average daily throughput processed at PT-FI’s mill facilities from each producing mine and from development activities that result in metal production.

Higher copper and gold sales volumes from our Indonesia mining operations of 1.1 billion pounds of copper and 2.4 million ounces of gold in 2018, compared with 1.0 billion pounds of copper and 1.5 million ounces of gold in 2017, primarily reflected higher milling rates and gold ore grades.

Sales volumes from our Indonesia mining operations totaled 1.0 billion pounds of copper and 1.5 million ounces of gold in 2017, compared with 1.1 billion pounds of copper and 1.1 million ounces of gold in 2016. Lower copper sales volumes in 2017 primarily reflected the impact of regulatory restrictions on PT-FI’s concentrate exports at the beginning of 2017, partly offset by higher copper ore grades. Higher gold sales volumes in 2017 primarily reflected higher gold ore grades.

As PT-FI transitions mining from the open pit to underground, production is expected to be significantly lower in 2019 and 2020, compared to 2018. Metal production is expected to improve significantly by 2021 following a ramp-up period. Consolidated sales volumes from Indonesia mining are expected to approximate 615 million pounds of copper and 785 thousand ounces of gold in 2019. Indonesia mining's projected sales volumes and unit net cash costs for the year 2019 are dependent on a number of factors, including operational performance, timing of shipments, workforce productivity and the Indonesian government’s extension of PT-FI’s export license. PT-FI has applied for a one-year extension of its export license, which currently expires on February 16, 2019.

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

Gross Profit per Pound of Copper and per Ounce of Gold
The following tables summarize the unit net cash (credits) costs and gross profit per pound of copper and per ounce of gold at our Indonesia mining operations for the three years ended December 31, 2018. Refer to “Product Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash (credits) costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	2018				2017
	By- Product		Co-Product Method		By- Product		Co-Product Method
	Method		Copper	Gold	Method		Copper	Gold
Revenues, excluding adjustments	$2.89		$2.89	$1,254	$3.00		$3.00	$1,268
Site production and delivery, before net noncash
and other costs shown below	1.48		0.77	335	1.57		0.94	396
Gold and silver credits	(2.69)		—	—	(2.05)		—	—
Treatment charges	0.26		0.14	59	0.27		0.16	67
Export duties	0.16		0.08	36	0.12		0.07	30
Royalty on metals	0.21		0.11	48	0.17		0.10	47
Unit net cash (credits) costs	(0.58)		1.10	478	0.08		1.27	540
DD&A	0.54		0.28	121	0.57		0.34	142
Noncash and other costs, net	0.21	[a]	0.11	48	0.17	[b]	0.10	42
Total unit costs	0.17		1.49	647	0.82		1.71	724
Revenue adjustments, primarily for pricing on
prior period open sales	(0.03)		(0.03)	7	0.04		0.04	6
PT Smelting intercompany profit (loss)	0.04		0.03	12	(0.02)		(0.01)	(7)
Gross profit per pound/ounce	$2.73		$1.40	$626	$2.20		$1.32	$543

Copper sales (millions of recoverable pounds)	1,130		1,130		981		981
Gold sales (thousands of recoverable ounces)				2,366				1,540

a.	Includes $0.20 per pound of copper primarily associated with PT-FI net charges (refer to “Consolidated Results” for a summary of these charges).

b.	Includes $0.12 per pound of copper of costs charged directly to production and delivery costs as a result of workforce reductions.

A significant portion of PT-FI’s costs are fixed, and unit costs vary depending on volumes and other factors. As a result of higher gold and silver credits and sales volumes, Indonesia had unit net cash (credits) costs (including gold and silver credits) of $(0.58) per pound of copper in 2018, compared with $0.08 per pound in 2017.

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold.

PT-FI’s export duties totaled $180 million in 2018, $115 million in 2017 and $96 million in 2016, and PT-FI’s royalties totaled $238 million in 2018, $173 million in 2017 and $131 million in 2016. Refer to Note 13 for further discussion of PT-FI’s export duties and royalties.

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

Because of the fixed nature of a large portion of Indonesia’s costs, unit net cash costs vary from quarter to quarter depending on copper and gold volumes. Assuming an average gold price of $1,300 per ounce for 2019 and achievement of current sales volume and cost estimates, unit net cash costs (net of gold and silver credits) for Indonesia mining are expected to approximate $1.55 per pound of copper in 2019. Unit net cash costs are expected to decline significantly following the ramp-up of production. Indonesia mining’s unit net cash costs for the year 2019 would change by approximately $0.06 per pound for each $50 per ounce change in the average price of gold.

	2017				2016
	By- Product		Co-Product Method		By- Product	Co-Product Method
	Method		Copper	Gold	Method	Copper	Gold
Revenues, excluding adjustments	$3.00		$3.00	$1,268	$2.32	$2.32	$1,237
Site production and delivery, before net noncash
and other costs shown below	1.57		0.94	396	1.61	1.04	553
Gold and silver credits	(2.05)		—	—	(1.30)	—	—
Treatment charges	0.27		0.16	67	0.28	0.18	97
Export duties	0.12		0.07	30	0.09	0.06	31
Royalty on metals	0.17		0.10	47	0.13	0.07	47
Unit net cash costs	0.08		1.27	540	0.81	1.35	728
DD&A	0.57		0.34	142	0.36	0.24	125
Noncash and other costs, net	0.17	[a]	0.10	42	0.05	0.03	17
Total unit costs	0.82		1.71	724	1.22	1.62	870
Revenue adjustments, primarily for pricing on
prior period open sales	0.04		0.04	6	—	—	16
PT Smelting intercompany loss	(0.02)		(0.01)	(7)	(0.02)	(0.02)	(8)
Gross profit per pound/ounce	$2.20		$1.32	$543	$1.08	$0.68	$375

Copper sales (millions of recoverable pounds)	981		981		1,054	1,054
Gold sales (thousands of recoverable ounces)				1,540			1,054

a.	Includes $0.12 per pound of copper of costs charged directly to production and delivery costs as a result of workforce reductions.

Unit net cash costs (net of gold and silver credits) for our Indonesia mining operations of $0.08 per pound of copper in 2017 were lower than unit net cash costs of $0.81 per pound in 2016, primarily reflecting higher gold and silver credits.

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

Operating and Development Activities. Production from the Molybdenum mines totaled 35 million pounds of molybdenum in 2018, 32 million pounds in 2017 and 26 million pounds in 2016. Refer to “Consolidated Results” for our consolidated molybdenum operating data, which includes sales of molybdenum produced at our Molybdenum mines, and from our North America and South America copper mines, and refer to “Outlook” for projected consolidated molybdenum sales volumes.

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

Average unit net cash costs for our molybdenum mines totaled $8.77 per pound of molybdenum in 2018, $7.71 per pound in 2017 and $8.28 per pound in 2016. The increase in the average unit net cash costs for molybdenum in 2018, compared to 2017, primarily reflected higher operating rates and lower ore grades. The decrease in the average unit net cash costs for molybdenum in 2017, compared to 2016, primarily reflected higher sales volumes. Based on current sales volume and cost estimates, average unit net cash costs for the Molybdenum mines are expected to approximate $8.90 per pound of molybdenum for the year 2019. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

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

Atlantic Copper smelts and refines copper concentrate and markets refined copper and precious metals in slimes. Following is a summary of Atlantic Copper’s concentrate purchases from unaffiliated third parties and our copper mining operations for the three years ended December 31, 2018:

	2018	2017	2016
Third parties	77%	67%	77%
North America copper mines	14	18	13
South America mining	5	15	7
Indonesia mining	4	—	3
	100%	100%	100%

PT-FI’s contract with PT Smelting provides for PT-FI to supply 100 percent of the copper concentrate requirements (subject to a minimum or maximum treatment charge rate) necessary for PT Smelting to produce 205,000 metric tons of copper annually on a priority basis. PT-FI may also sell copper concentrate to PT Smelting at market rates for quantities in excess of 205,000 metric tons of copper annually. PT-FI supplied 90 percent of PT Smelting’s concentrate requirements in 2018, 93 percent in 2017 and 88 percent in 2016. PT Smelting processed 38 percent in 2018, 46 percent in 2017 and 42 percent in 2016 of PT-FI’s concentrate production.

PT Smelting produced 258,800 metric tons of copper anode from its smelter and 257,600 metric tons of copper cathode from its refinery in 2018; 245,800 metric tons of copper anode from its smelter and 247,800 metric tons of copper cathode from its refinery in 2017; and 255,700 metric tons of copper anode from its smelter and 241,700 metric tons of copper cathode from its refinery in 2016.

In early 2017, the Indonesian government issued new regulations to address exports of unrefined metals, including copper concentrate and anode slimes, and other matters related to the mining sector. These regulations permit the export of anode slimes, which is necessary for PT Smelting to continue operating. As a result of labor disturbances and a delay in the renewal of its export license for anode slimes, PT Smelting’s operations were shut down from mid-January 2017 until early March 2017. PT Smelting has applied for a one-year extension of its anode slimes export license, which currently expires February 26, 2019.

PT Smelting’s maintenance turnarounds (which range from two weeks to a month to complete) typically are expected to occur approximately every two years, with short-term maintenance turnarounds in the interim. PT Smelting completed a 25-day maintenance turnaround during 2016, and a 30-day maintenance turnaround during 2018. In addition to its scheduled annual maintenance in November 2018, PT Smelting also experienced downtime in December 2018 caused by unscheduled maintenance at its sole-source oxygen supplier. This resulted in a temporary shutdown of PT Smelting’s operations in December 2018. The next major maintenance turnaround is scheduled for 2020.

We defer recognizing profits on sales from our mining operations to Atlantic Copper and on 25 percent of PT-FI’s sales to PT Smelting until final sales to third parties occur. Changes in these deferrals attributable to variability in intercompany volumes resulted in net additions (reductions) to net income attributable to common stock of $42 million ($0.03 per share) in 2018, $(21) million ($(0.01) per share) in 2017 and $(8) million ($(0.01) per share) in 2016. Our net deferred profits on our inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income attributable to common stock totaled $31 million at December 31, 2018. Net additions to net income attributable to common stock for fourth-quarter 2018 totaled $46 million; based on our current projections, we don’t expect any significant adjustments in first-quarter 2019. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices will result in variability in our net deferred profits and quarterly earnings.

CAPITAL RESOURCES AND LIQUIDITY

Our consolidated operating cash flows vary with prices realized from copper, gold and molybdenum; our sales volumes; production costs; income taxes; other working capital changes; and other factors. We believe that we have a high-quality portfolio of long-lived copper assets positioned to generate long-term value. We have commenced a project to develop the Lone Star oxide ores near the Safford operation in eastern Arizona, and PT-FI has several projects in the Grasberg minerals district related to the development of its large-scale, long-lived, high-grade underground ore bodies (refer to “Operations - Indonesia Mining” for further discussion of PT-FI’s transition mining from the open pit to underground). We are also pursuing other opportunities to enhance net present values, and we continue to advance studies for future development of our copper resources, the timing of which will be dependent on market conditions.

As presented in “Outlook”, our projected capital expenditures for 2019 are approximately $0.6 billion higher than projected operating cash flows. A large portion of the capital expenditures relate to projects that are expected to add significant production and cash flow in future periods, enabling us to generate operating cash flows exceeding capital expenditures in future years. We have cash on hand and the financial flexibility to fund these expenditures and will continue to be disciplined in deploying capital. Subject to future commodity prices for copper, gold and molybdenum, we expect estimated consolidated operating cash flows in 2019, plus available cash and availability under our credit facility, to be sufficient to fund our budgeted capital expenditures, cash dividends, noncontrolling interest distributions and other cash requirements for the year.

Refer to “Outlook” for further discussion of projected operating cash flows for 2019.

Cash
Following is a summary of the U.S. and international components of consolidated cash and cash equivalents available to the parent company, net of noncontrolling interests’ share, taxes and other costs at December 31, 2018 (in billions):

Cash at domestic companies	$3.2
Cash at international operations	1.0
Total consolidated cash and cash equivalents	4.2
Noncontrolling interests’ share	(0.4)
Cash, net of noncontrolling interests’ share	$3.8
Withholding taxes and other	—	[a]
Net cash available	$3.8

a.	Rounds to less than $0.1 billion.
Cash held at our international operations is generally used to support our foreign operations’ capital expenditures, operating expenses, debt repayments, working capital and other tax payments, or other cash needs. Management believes that sufficient liquidity is available in the U.S. from cash balances and availability from our revolving credit facility. We have not elected to permanently reinvest earnings from our foreign subsidiaries, and we have recorded deferred tax liabilities for foreign earnings that are available to be repatriated to the U.S. From time to time, our foreign subsidiaries distribute earnings to the U.S. through dividends that are subject to applicable withholding taxes and noncontrolling interests’ share.

Debt
At December 31, 2018, consolidated debt totaled $11.1 billion, with a related weighted-average interest rate of 4.55 percent. We had no borrowings, $13 million in letters of credit issued and approximately $3.5 billion available under our revolving credit facility at December 31, 2018. Refer to “Financing Activities” below and Note 8 for further discussion of debt.

Operating Activities
We generated consolidated operating cash flows of $3.9 billion in 2018 (net of $0.6 billion in working capital uses and timing of other tax payments), $4.7 billion in 2017 (including $0.6 billion in working capital sources and timing of other tax payments) and $3.7 billion in 2016 (including $87 million in working capital sources and timing of other tax payments).

Lower operating cash flows for 2018, compared with 2017, primarily reflected an increase in working capital uses mostly because of timing of international income tax payments. Higher operating cash flows for 2017, compared with 2016, primarily reflected the impact of higher copper prices and an increase in working capital sources from income tax refunds and other tax receivable collections, partly offset by increases in inventories.

Investing Activities
Capital Expenditures. Capital expenditures, including capitalized interest, totaled $2.0 billion in 2018, including $1.2 billion for major mining projects; $1.4 billion in 2017, including $0.9 billion for major mining projects; and $2.8 billion in 2016, consisting of $1.6 billion for mining operations (including $1.2 billion for major projects) and $1.2 billion for oil and gas operations.

Higher capital expenditures in 2018, compared with 2017, primarily reflected development of Safford’s Lone Star oxide project. Lower capital expenditures in 2017, compared with 2016, primarily reflected a decrease in oil and gas exploration and development activities as a result of the sale of substantially all of our oil and gas properties in late 2016.

Refer to “Outlook” for further discussion of projected capital expenditures for 2019.

Acquisitions and Dispositions. In December 2018, we completed the transaction with the Indonesian government regarding PT-FI’s long-term mining rights and share ownership. In connection with the transaction, PT-FI acquired Rio Tinto’s Joint Venture interests for $3.5 billion. In addition, we received proceeds of $350 million for the sale of 100 percent of our interests in PTI and $107 million from Rio Tinto for its share of the 2018 joint venture cash flows.

In 2016, proceeds, net of closing adjustments, from asset sales totaled $6.4 billion, primarily associated with the sales of our interest in TFHL; oil and gas properties; an additional 13 percent undivided interest in Morenci; and an interest in the Timok exploration project in Serbia.

Refer to Note 2 for further discussion of acquisitions and dispositions.

Financing Activities
Debt Transactions. Net repayments of debt in 2018 totaled $2.1 billion, primarily consisting of $1.4 billion for senior notes due March 2018 and $454 million for senior notes due in 2022 and 2023.

Net repayments of debt in 2017 totaled $2.9 billion, primarily for the redemption and repayment of senior notes.

Net repayments of debt in 2016 totaled $3.9 billion, primarily for the repayment of an unsecured bank term loan and payments on the Cerro Verde credit facility.

Refer to Note 8 for further discussion of debt transactions.

Equity Transactions. In December 2018, an aggregate 40 percent share ownership in PT-FI was issued to PT Inalum and PTI, for $3.5 billion. See Note 2 for further discussion.

In 2016, net proceeds from the sale of common stock totaled $1.5 billion, reflecting sales of our common stock under registered at-the-market equity offerings. Refer to Note 10 for further discussion of equity transactions.

Dividends. In February 2018, the Board reinstated a cash dividend on our common stock. We paid dividends on our common stock totaling $218 million in 2018. On December 19, 2018, we declared a quarterly cash dividend of $0.05 per share on our common stock, which was paid on February 1, 2019, to shareholders of record as of January 15, 2019. The declaration of dividends is at the discretion of our Board and will depend upon our financial results, cash requirements, future prospects and other factors deemed relevant by our Board.

Dividends paid on our common stock totaling $2 million in 2017 and $6 million in 2016 related to accumulated dividends paid for vested stock-based compensation.

Cash dividends and other distributions paid to noncontrolling interests totaled $278 million in 2018, $174 million in 2017 and $693 million in 2016 (including $582 million for the redemption of a redeemable noncontrolling interest). These payments will vary based on the operating results and cash requirements of our consolidated subsidiaries.

CONTRACTUAL OBLIGATIONS

We have contractual and other long-term obligations, including debt maturities based on principal amounts, which we expect to fund with available cash, projected operating cash flows, availability under our revolving credit facility or future financing transactions, if necessary. Following is a summary of these various obligations at December 31, 2018 (in millions):

	Total	2019		2020 to 2021	2022 to 2023	Thereafter
Debt maturities	$11,152	$17		$2,124	$5,074	$3,937
Scheduled interest payment obligations[a]	4,867	508	—	969	661	2,729
ARO and environmental obligations[b]	8,069	449		809	532	6,279
Take-or-pay contracts[c]	2,920	2,144		381	94	301
Operating lease obligations	365	53		80	61	171
Total[d]	$27,373	$3,171		$4,363	$6,422	$13,417

a.	Scheduled interest payment obligations were calculated using stated coupon rates for fixed-rate debt and interest rates applicable at December 31, 2018, for variable-rate debt.

b.
Represents estimated cash payments, on an undiscounted and unescalated basis, associated with ARO and environmental activities (including $476 million for our oil and gas operations). The timing and the amount of these payments could change as a result of changes in regulatory requirements, changes in scope and timing of ARO activities, the settlement of environmental matters and as actual spending occurs. Refer to Note 12 for additional discussion of environmental and ARO matters.

c.
Represents contractual obligations for purchases of goods or services agreements enforceable and legally binding and that specify all significant terms, and primarily include the procurement of copper concentrate ($1.5 billion), cobalt ($0.5 billion), electricity ($0.4 billion) and transportation services ($0.3 billion). Some of our take-or-pay contracts are settled based on the prevailing market rate for the service or commodity purchased, and in some cases, the amount of the actual obligation may change over time because of market conditions. Obligations for copper concentrate provide for deliveries of specified volumes to Atlantic Copper at market-based prices. Obligations for cobalt hydroxide intermediate provide for deliveries of specified volumes to Freeport Cobalt at market-based prices. Electricity obligations are primarily for long-term power purchase agreements in North America and contractual minimum demand at the South America mines. Transportation obligations are primarily for South America contracted ocean freight.

d.
This table excludes certain other obligations in our consolidated balance sheets, such as estimated funding for pension, postretirement and other employee benefit obligations as the funding may vary from year to year based on changes in the fair value of plan assets and actuarial assumptions, commitments and contingencies totaling $97 million and unrecognized tax benefits totaling $230 million where the timing of settlement is not determinable, and other less significant amounts. This table also excludes purchase orders for inventory and other goods and services, as purchase orders typically represent authorizations to purchase rather than binding agreements.

In addition to our debt maturities and other contractual obligations discussed above, we have other commitments, which we expect to fund with available cash, projected operating cash flows, available credit facilities or future financing transactions, if necessary. These include (i) PT-FI’s commitment to provide one percent of its annual revenue for the development of the local people in its area of operations through the Freeport Partnership Fund for Community Development, (ii) Cerro Verde’s scheduled installment payments for disputed mining royalty assessments and (iii) other commercial commitments, including standby letters of credit, surety bonds and guarantees. Refer to Notes 12 and 13 for further discussion of these commitments.

CONTINGENCIES

Environmental
The cost of complying with environmental laws is a fundamental and substantial cost of our business. At December 31, 2018, we had $1.5 billion recorded in our consolidated balance sheet for environmental obligations attributed to CERCLA or analogous state programs and for estimated future costs associated with environmental obligations that are considered probable based on specific facts and circumstances.

We incurred environmental capital expenditures and other environmental costs (including our joint venture partners’ shares) to comply with applicable environmental laws and regulations that affect our operations totaling $0.4 billion in 2018, $0.5 billion in 2017 and $0.4 billion in 2016. For 2019, we expect to incur approximately $0.5 billion of aggregate environmental capital expenditures and other environmental costs. The timing and amount of estimated payments could change as a result of changes in regulatory requirements, changes in scope and timing of reclamation and plug and abandonment activities, the settlement of environmental matters and the rate at which actual spending occurs on continuing matters.

Refer to Note 12 and “Risk Factors” contained in Part I, Item 1A. of our annual report on Form 10-K for the year ended December 31, 2018, for further information about environmental regulation, including significant environmental matters.

Asset Retirement Obligations
We recognize AROs as liabilities when incurred, with the initial measurement at fair value. These obligations, which are initially estimated based on discounted cash flow estimates, are accreted to full value over time through charges to cost of sales. Mine reclamation costs for disturbances are recorded as an ARO and as a related asset retirement cost (ARC) (included in property, plant, equipment and mine development costs) in the period of disturbance. Oil and gas plugging and abandonment costs are recognized as an ARO and as a related ARC (included in oil and gas properties) in the period in which the well is drilled or acquired. For non-operating properties without reserves, changes to the ARO are recorded in earnings. Our cost estimates are reflected on a third-party cost basis and comply with our legal obligation to retire tangible, long-lived assets. At December 31, 2018, we had $2.5 billion recorded in our consolidated balance sheet for AROs, including $0.5 billion related to our oil and gas properties. Spending on AROs totaled $160 million in 2018, $71 million in 2017 and $188 million in 2016 (including $83 million in 2018, $30 million in 2017 and $133 million in 2016 for our oil and gas operations). For 2019, we expect to incur approximately $0.3 billion in aggregate ARO payments (including $114 million for our oil and gas operations). Refer to Note 12 for further discussion.

Litigation and Other Contingencies
Refer to Notes 2 and 12, and “Legal Proceedings” contained in Part I, Item 3. of our annual report on Form 10-K for the year ended December 31, 2018, for further discussion of contingencies associated with legal proceedings and other matters.

DISCLOSURES ABOUT MARKET RISKS

Commodity Price Risk
Our consolidated revenues from our mining operations include the sale of copper concentrate, copper cathode, copper rod, gold, molybdenum and other metals by our North America and South America mines, the sale of copper concentrate (which also contains significant quantities of gold and silver) by our Indonesia mining operations, the sale of molybdenum in various forms by our molybdenum operations, and the sale of copper cathode, copper anode and gold in anode and slimes by Atlantic Copper. Our financial results will vary with fluctuations in the market prices of the commodities we produce, primarily copper and gold, and to a lesser extent molybdenum and silver. For projected sensitivities of our operating cash flow to changes in commodity prices, refer to “Outlook.” World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. Refer to “Risk Factors” contained in Part I, Item 1A. of our annual report on Form 10-K for the year ended December 31, 2018, for further discussion of financial risks associated with fluctuations in the market prices of the commodities we sell.

During 2018, our mined copper was sold 59 percent in concentrate, 21 percent as cathode and 20 percent as rod from North America operations. Substantially all of our copper concentrate and cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) based primarily on quoted LME monthly average copper settlement prices. We receive market prices based on prices in the specified future period, which results in price fluctuations recorded through revenues until the date of settlement. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on our provisionally priced concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until final pricing on the date of settlement. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs.

Following are the (unfavorable) favorable impacts of net adjustments to the prior years’ provisionally priced copper sales for the years ended December 31 (in millions, except per share amounts):

	2018	2017	2016
Revenues	$(70)	$81	$5
Net income attributable to common stock	$(31)	$34	$2
Net income per share attributable to common stock	$(0.02)	$0.02	$—

At December 31, 2018, we had provisionally priced copper sales at our copper mining operations totaling 308 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average price of $2.71 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the December 31, 2018, provisional price recorded would have an approximate $10 million effect on 2019 net income attributable to common stock. The LME copper settlement price closed at $2.79 per pound on January 31, 2019.

Foreign Currency Exchange Risk
The functional currency for most of our operations is the U.S. dollar. Substantially all of our revenues and a significant portion of our costs are denominated in U.S. dollars; however, some costs and certain asset and liability accounts are denominated in local currencies, including the Indonesian rupiah, Australian dollar, Peruvian sol, Chilean peso and euro. We recognized foreign currency translation gains (losses) on balances denominated in foreign currencies totaling $14 million in 2018, $(5) million in 2017 and $32 million in 2016, primarily at our Indonesia and South America mines. Generally, our operating results are positively affected when the U.S. dollar strengthens in relation to those foreign currencies and are adversely affected when the U.S. dollar weakens in relation to those foreign currencies.

Following is a summary of estimated annual payments and the impact of changes in foreign currency rates on our annual operating costs:

	Exchange Rate per $1 at December 31,			Estimated Annual Payments		10% Change in Exchange Rate (in millions of U.S. dollars)[a]
	2018	2017	2016	(in local currency)	(in millions of U.S. dollars)[b]	Increase	Decrease
Indonesia
Rupiah	14,409	13,480	13,369	9.6 trillion	$666	$(61)	$74
Australian dollar	1.41	1.28	1.39	311 million	$221	$(20)	$25
South America
Peruvian sol	3.38	3.25	3.36	2.3 billion	$667	$(61)	$74
Chilean peso	695	615	670	179 billion	$258	$(23)	$29
Atlantic Copper
Euro	0.87	0.83	0.95	137 million	$157	$(14)	$17

a.	Reflects the estimated impact on annual operating costs assuming a 10 percent increase or decrease in the exchange rate reported at December 31, 2018.

b.	Based on exchange rates at December 31, 2018.

Interest Rate Risk
At December 31, 2018, we had total debt maturities based on principal amounts of $11.2 billion, of which approximately 10 percent was variable-rate debt with interest rates based on the London Interbank Offered Rate. Refer to “Risk Factors” contained in Part I, Item 1A. of our annual report on Form 10-K for the year ended December 31, 2018. The table below presents average interest rates for our scheduled maturities of principal for our outstanding debt (excluding fair value adjustments) and the related fair values at December 31, 2018 (in millions, except percentages):

	2019	2020	2021	2022	2023	Thereafter	Fair Value
Fixed-rate debt	$5	$1,004	$614	$1,897	$2,653	$3,812	$9,076
Average interest rate	0.8%	3.1%	3.9%	3.5%	4.7%	5.4%	4.5%

Variable-rate debt	$12	—	$505	$525	—	$125	$1,163
Average interest rate	1.7%	—	4.4%	4.4%	—	6.3%	4.6%

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

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Year Ended December 31, 2018
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$4,217	$4,217	$376	$90	$4,683
Site production and delivery, before net noncash
and other costs shown below	2,766	2,522	291	52	2,865
By-product credits	(367)	—	—	—	—
Treatment charges	150	144	—	6	150
Net cash costs	2,549	2,666	291	58	3,015
DD&A	359	327	24	8	359
Noncash and other costs, net	94	87	6	1	94
Total costs	3,002	3,080	321	67	3,468
Other revenue adjustments, primarily for pricing on prior period open sales	(5)	(5)	—	—	(5)
Gross profit	$1,210	$1,132	$55	$23	$1,210

Copper sales (millions of recoverable pounds)	1,426	1,426
Molybdenum sales (millions of recoverable pounds)[a]			32

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$2.96	$2.96	$11.64
Site production and delivery, before net noncash
and other costs shown below	1.94	1.77	9.03
By-product credits	(0.26)	—	—
Treatment charges	0.11	0.10	—
Unit net cash costs	1.79	1.87	9.03
DD&A	0.25	0.23	0.73
Noncash and other costs, net	0.07	0.06	0.17
Total unit costs	2.11	2.16	9.93
Other revenue adjustments, primarily for pricing
on prior period open sales	—	—	—
Gross profit per pound	$0.85	$0.80	$1.71

Reconciliation to Amounts Reported
(In millions)
		Production
	Revenues	and Delivery	DD&A
Totals presented above	$4,683	$2,865	$359
Treatment charges	(30)	120	—
Noncash and other costs, net	—	94	—
Other revenue adjustments, primarily for pricing on prior period open sales	(5)	—	—
Eliminations and other	46	49	1
North America copper mines	4,694	3,128	360
Other mining[c]	17,060	11,853	1,269
Corporate, other & eliminations	(3,126)	(3,290)	125
As reported in FCX’s consolidated financial statements	$18,628	$11,691	$1,754

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.	Represents the combined total for our other mining operations as presented in Note 16.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Year Ended December 31, 2017
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$4,215	$4,215	$254	$90	$4,559
Site production and delivery, before net noncash
and other costs shown below	2,406	2,256	187	51	2,494
By-product credits	(256)	—	—	—	—
Treatment charges	157	150	—	7	157
Net cash costs	2,307	2,406	187	58	2,651
DD&A	423	397	18	8	423
Noncash and other costs, net	89	86	2	1	89
Total costs	2,819	2,889	207	67	3,163
Other revenue adjustments, primarily for pricing on prior period open sales	4	4	—	—	4
Gross profit	$1,400	$1,330	$47	$23	$1,400

Copper sales (millions of recoverable pounds)	1,481	1,481
Molybdenum sales (millions of recoverable pounds)[a]			33

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$2.85	$2.85	$7.80
Site production and delivery, before net noncash
and other costs shown below	1.63	1.52	5.75
By-product credits	(0.17)	—	—
Treatment charges	0.10	0.10	—
Unit net cash costs	1.56	1.62	5.75
DD&A	0.29	0.27	0.54
Noncash and other costs, net	0.06	0.06	0.07
Total unit costs	1.91	1.95	6.36
Other revenue adjustments, primarily for pricing
on prior period open sales	—	—	—
Gross profit per pound	$0.94	$0.90	$1.44

Reconciliation to Amounts Reported
(In millions)
		Production
	Revenues	and Delivery	DD&A
Totals presented above	$4,559	$2,494	$423
Treatment charges	(52)	105	—
Noncash and other costs, net	—	89	—
Other revenue adjustments, primarily for pricing on prior period open sales	4	—	—
Eliminations and other	54	57	2
North America copper mines	4,565	2,745	425
Other mining[c]	14,921	10,639	1,195
Corporate, other & eliminations	(3,083)	(3,118)	94
As reported in FCX’s consolidated financial statements	$16,403	$10,266	$1,714

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.	Represents the combined total for our other mining operations as presented in Note 16.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Year Ended December 31, 2016
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$4,113	$4,113	$213	$94	$4,420
Site production and delivery, before net noncash
and other costs shown below	2,596	2,458	165	58	2,681
By-product credits	(222)	—	—	—	—
Treatment charges	193	185	—	8	193
Net cash costs	2,567	2,643	165	66	2,874
DD&A	527	496	20	11	527
Noncash and other costs, net	85	83	2	—	85
Total costs	3,179	3,222	187	77	3,486
Other revenue adjustments, primarily for pricing on prior period open sales	(1)	(1)	—	—	(1)
Gross profit	$933	$890	$26	$17	$933

Copper sales (millions of recoverable pounds)	1,836	1,836
Molybdenum sales (millions of recoverable pounds)[a]			33

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$2.24	$2.24	$6.34
Site production and delivery, before net noncash
and other costs shown below	1.41	1.34	4.91
By-product credits	(0.12)	—	—
Treatment charges	0.11	0.10	—
Unit net cash costs	1.40	1.44	4.91
DD&A	0.29	0.27	0.60
Noncash and other costs, net	0.04	0.04	0.06
Total unit costs	1.73	1.75	5.57
Other revenue adjustments, primarily for pricing
on prior period open sales	—	—	—
Gross profit per pound	$0.51	$0.49	$0.77

Reconciliation to Amounts Reported
(In millions)
		Production
	Revenues	and Delivery	DD&A
Totals presented above	$4,420	$2,681	$527
Treatment charges	(90)	103	—
Noncash and other costs, net	—	85	—
Other revenue adjustments, primarily for pricing on prior period open sales	(1)	—	—
Eliminations and other	45	45	3
North America copper mines	4,374	2,914	530
Other mining[c]	12,111	9,290	1,044
Corporate, other & eliminations	(1,655)	(1,517)	956
As reported in FCX’s consolidated financial statements	$14,830	$10,687	$2,530

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.	Represents the combined total for our other mining operations as presented in Note 16.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Year Ended December 31, 2018
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$3,593		$3,593	$352	$3,945
Site production and delivery, before net noncash
and other costs shown below	2,244	[b]	2,065	226	2,291
By-product credits	(305)		—	—	—
Treatment charges	243		243	—	243
Royalty on metals	8		7	1	8
Net cash costs	2,190		2,315	227	2,542
DD&A	546		499	47	546
Noncash and other costs, net	79	[c]	75	4	79
Total costs	2,815		2,889	278	3,167
Other revenue adjustments, primarily for pricing on prior period open sales	(37)		(37)	—	(37)
Gross profit	$741		$667	$74	$741

Copper sales (millions of recoverable pounds)	1,253		1,253

Gross profit per pound of copper:

Revenues, excluding adjustments	$2.87		$2.87
Site production and delivery, before net noncash
and other costs shown below	1.79	[b]	1.65
By-product credits	(0.24)		—
Treatment charges	0.19		0.19
Royalty on metals	0.01		0.01
Unit net cash costs	1.75		1.85
DD&A	0.44		0.40
Noncash and other costs, net	0.06	[c]	0.06
Total unit costs	2.25		2.31
Other revenue adjustments, primarily for pricing
on prior period open sales	(0.03)		(0.03)
Gross profit per pound	$0.59		$0.53

Reconciliation to Amounts Reported
(In millions)
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$3,945		$2,291	$546
Treatment charges	(243)		—	—
Royalty on metals	(8)		—	—
Noncash and other costs, net	—		79	—
Other revenue adjustments, primarily for pricing on prior period open sales	(37)		—	—
Eliminations and other	(2)		(5)	—
South America mining	3,655		2,365	546
Other mining[d]	18,099		12,616	1,083
Corporate, other & eliminations	(3,126)		(3,290)	125
As reported in FCX’s consolidated financial statements	$18,628		$11,691	$1,754

a.
Includes silver sales of 4.5 million ounces ($15.20 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.	Includes charges totaling $69 million ($0.06 per pound of copper) for Cerro Verde’s three-year CLA.

c.	Includes charges totaling $14 million ($0.01 per pound of copper) at Cerro Verde associated with disputed royalties for prior years.

d.	Represents the combined total for our other mining operations as presented in Note 16.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Year Ended December 31, 2017
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$3,668		$3,668	$267	$3,935
Site production and delivery, before net noncash
and other costs shown below	1,960		1,838	171	2,009
By-product credits	(218)		—	—	—
Treatment charges	272		272	—	272
Royalty on metals	8		7	1	8
Net cash costs	2,022		2,117	172	2,289
DD&A	525		489	36	525
Noncash and other costs, net	241	[b]	224	17	241
Total costs	2,788		2,830	225	3,055
Other revenue adjustments, primarily for pricing on prior period open sales	41		41	—	41
Gross profit	$921		$879	$42	$921

Copper sales (millions of recoverable pounds)	1,235		1,235

Gross profit per pound of copper:

Revenues, excluding adjustments	$2.97		$2.97
Site production and delivery, before net noncash
and other costs shown below	1.59		1.49
By-product credits	(0.18)		—
Treatment charges	0.22		0.22
Royalty on metals	0.01		0.01
Unit net cash costs	1.64		1.72
DD&A	0.43		0.39
Noncash and other costs, net	0.19	[b]	0.18
Total unit costs	2.26		2.29
Other revenue adjustments, primarily for pricing
on prior period open sales	0.03		0.03
Gross profit per pound	$0.74		$0.71

Reconciliation to Amounts Reported
(In millions)
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$3,935		$2,009	$525
Treatment charges	(272)		—	—
Royalty on metals	(8)		—	—
Noncash and other costs, net	—		241	—
Other revenue adjustments, primarily for pricing on prior period open sales	41		—	—
Eliminations and other	(2)		(6)	—
South America mining	3,694		2,244	525
Other mining[c]	15,792		11,140	1,095
Corporate, other & eliminations	(3,083)		(3,118)	94
As reported in FCX’s consolidated financial statements	$16,403		$10,266	$1,714

a.
Includes silver sales of 3.8 million ounces ($16.74 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.	Includes charges totaling $203 million ($0.16 per pound of copper) at Cerro Verde associated with disputed royalties for prior years.

c.	Represents the combined total for our other mining operations as presented in Note 16.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Year Ended December 31, 2016
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other[a]	Total
Revenues, excluding adjustments	$3,077	$3,077	$176	$3,253
Site production and delivery, before net noncash
and other costs shown below	1,681	1,601	120	1,721
By-product credits	(136)	—	—	—
Treatment charges	320	320	—	320
Royalty on metals	7	6	1	7
Net cash costs	1,872	1,927	121	2,048
DD&A	552	523	29	552
Noncash and other costs, net	40	38	2	40
Total costs	2,464	2,488	152	2,640
Revenue adjustments, primarily for pricing on prior period open sales	11	11	—	11
Gross profit	$624	$600	$24	$624

Copper sales (millions of recoverable pounds)	1,332	1,332

Gross profit per pound of copper:

Revenues, excluding adjustments	$2.31	$2.31
Site production and delivery, before net noncash
and other costs shown below	1.26	1.20
By-product credits	(0.10)	—
Treatment charges	0.24	0.24
Royalty on metals	0.01	—
Unit net cash costs	1.41	1.44
DD&A	0.41	0.39
Noncash and other costs, net	0.03	0.03
Total unit costs	1.85	1.86
Revenue adjustments, primarily for pricing
on prior period open sales	0.01	0.01
Gross profit per pound	$0.47	$0.46

Reconciliation to Amounts Reported
(In millions)
		Production
	Revenues	and Delivery	DD&A
Totals presented above	$3,253	$1,721	$552
Treatment charges	(320)	—	—
Royalty on metals	(7)	—	—
Noncash and other costs, net	—	40	—
Revenue adjustments, primarily for pricing on prior period open sales	11	—	—
Eliminations and other	1	(3)	1
South America mining	2,938	1,758	553
Other mining[b]	13,547	10,446	1,021
Corporate, other & eliminations	(1,655)	(1,517)	956
As reported in FCX’s consolidated financial statements	$14,830	$10,687	$2,530

a.
Includes silver sales of 3.7 million ounces ($18.05 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.	Represents the combined total for all other mining operations as presented in Note 16.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash (Credits) Costs

Year Ended December 31, 2018
(In millions)	By-Product		Co-Product Method
	Method		Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$3,264		$3,264	$2,967	$57	$6,288
Site production and delivery, before net noncash
and other costs shown below	1,678		871	792	15	1,678
Gold and silver credits	(3,041)		—	—	—	—
Treatment charges	294		153	139	2	294
Export duties	180		93	85	2	180
Royalty on metals	238		122	114	2	238
Net cash (credits) costs	(651)		1,239	1,130	21	2,390
DD&A	606		314	286	6	606
Noncash and other costs, net	242	[b]	126	114	2	242
Total costs	197		1,679	1,530	29	3,238
Other revenue adjustments, primarily for pricing on prior period open sales	(34)		(34)	17	—	(17)
PT Smelting intercompany profit	56		29	27	—	56
Gross profit	$3,089		$1,580	$1,481	$28	$3,089

Copper sales (millions of recoverable pounds)	1,130		1,130
Gold sales (thousands of recoverable ounces)				2,366

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$2.89		$2.89	$1,254
Site production and delivery, before net noncash
and other costs shown below	1.48		0.77	335
Gold and silver credits	(2.69)		—	—
Treatment charges	0.26		0.14	59
Export duties	0.16		0.08	36
Royalty on metals	0.21		0.11	48
Unit net cash (credits) costs	(0.58)		1.10	478
DD&A	0.54		0.28	121
Noncash and other costs, net	0.21	[b]	0.11	48
Total unit costs	0.17		1.49	647
Other revenue adjustments, primarily for pricing
on prior period open sales	(0.03)		(0.03)	7
PT Smelting intercompany profit	0.04		0.03	12
Gross profit per pound/ounce	$2.73		$1.40	$626

Reconciliation to Amounts Reported
(In millions)
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$6,288		$1,678	$606
Treatment charges	(294)		—	—
Export duties	(180)		—	—
Royalty on metals	(238)		—	—
Noncash and other costs, net	—		242	—
Other revenue adjustments, primarily for pricing on prior period open sales	(17)		—	—
PT Smelting intercompany profit	—		(56)	—
Indonesia mining	5,559		1,864	606
Other mining[c]	16,195		13,117	1,023
Corporate, other & eliminations	(3,126)		(3,290)	125
As reported in FCX’s consolidated financial statements	$18,628		$11,691	$1,754

a.	Includes silver sales of 3.8 million ounces ($15.24 per ounce average realized price).

b.	Includes net charges of $223 million ($0.20 per pound of copper). Refer to “Consolidated Results-Summary Financial Data” for a summary of these charges.

c.	Represents the combined total for our other mining operations as presented in Note 16.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Year Ended December 31, 2017
(In millions)	By-Product		Co-Product Method
	Method		Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$2,945		$2,945	$1,952	$49	$4,946
Site production and delivery, before net noncash
and other costs shown below	1,544		919	609	16	1,544
Gold and silver credits	(2,010)		—	—	—	—
Treatment charges	261		156	103	2	261
Export duties	115		68	46	1	115
Royalty on metals	173		98	73	2	173
Net cash costs	83		1,241	831	21	2,093
DD&A	556		331	220	5	556
Noncash and other costs, net	163	[b]	97	64	2	163
Total costs	802		1,669	1,115	28	2,812
Other revenue adjustments, primarily for pricing on prior period open sales	39		39	9	—	48
PT Smelting intercompany loss	(28)		(17)	(11)	—	(28)
Gross profit	$2,154		$1,298	$835	$21	$2,154

Copper sales (millions of recoverable pounds)	981		981
Gold sales (thousands of recoverable ounces)				1,540

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$3.00		$3.00	$1,268
Site production and delivery, before net noncash
and other costs shown below	1.57		0.94	396
Gold and silver credits	(2.05)		—	—
Treatment charges	0.27		0.16	67
Export duties	0.12		0.07	30
Royalty on metals	0.17		0.10	47
Unit net cash costs	0.08		1.27	540
DD&A	0.57		0.34	142
Noncash and other costs, net	0.17	[b]	0.10	42
Total unit costs	0.82		1.71	724
Other revenue adjustments, primarily for pricing
on prior period open sales	0.04		0.04	6
PT Smelting intercompany loss	(0.02)		(0.01)	(7)
Gross profit per pound/ounce	$2.20		$1.32	$543

Reconciliation to Amounts Reported
(In millions)
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$4,946		$1,544	$556
Treatment charges	(261)		—	—
Export duties	(115)		—	—
Royalty on metals	(173)		—	—
Noncash and other costs, net	—		163	—
Other revenue adjustments, primarily for pricing on prior period open sales	48		—	—
PT Smelting intercompany loss	—		28	—
Indonesia mining	4,445		1,735	556
Other mining[c]	15,041		11,649	1,064
Corporate, other & eliminations	(3,083)		(3,118)	94
As reported in FCX’s consolidated financial statements	$16,403		$10,266	$1,714

a.	Includes silver sales of 3.0 million ounces ($16.56 per ounce average realized price).

b.	Includes $120 million ($0.12 per pound of copper) of costs charged directly to production and delivery costs as a result of workforce reductions.

c.	Represents the combined total for our other mining operations as presented in Note 16.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Year Ended December 31, 2016
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$2,448	$2,448	$1,304	$50	$3,802
Site production and delivery, before net noncash
and other costs shown below	1,698	1,094	582	22	1,698
Gold and silver credits	(1,371)	—	—	—	—
Treatment charges	297	191	102	4	297
Export duties	96	62	33	1	96
Royalty on metals	131	79	50	2	131
Net cash costs	851	1,426	767	29	2,222
DD&A	384	247	132	5	384
Noncash and other costs, net	51	33	17	1	51
Total costs	1,286	1,706	916	35	2,657
Other revenue adjustments, primarily for pricing on prior period open sales	—	—	17	—	17
PT Smelting intercompany loss	(26)	(17)	(9)	—	(26)
Gross profit	$1,136	$725	$396	$15	$1,136

Copper sales (millions of recoverable pounds)	1,054	1,054
Gold sales (thousands of recoverable ounces)			1,054

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$2.32	$2.32	$1,237
Site production and delivery, before net noncash
and other costs shown below	1.61	1.04	553
Gold and silver credits	(1.30)	—	—
Treatment charges	0.28	0.18	97
Export duties	0.09	0.06	31
Royalty on metals	0.13	0.07	47
Unit net cash costs	0.81	1.35	728
DD&A	0.36	0.24	125
Noncash and other costs, net	0.05	0.03	17
Total unit costs	1.22	1.62	870
Other revenue adjustments, primarily for pricing
on prior period open sales	—	—	16
PT Smelting intercompany loss	(0.02)	(0.02)	(8)
Gross profit per pound/ounce	$1.08	$0.68	$375

Reconciliation to Amounts Reported
(In millions)
		Production
	Revenues	and Delivery	DD&A
Totals presented above	$3,802	$1,698	$384
Treatment charges	(297)	—	—
Export duties	(96)	—	—
Royalty on metals	(131)	—	—
Noncash and other costs, net	—	51	—
Other revenue adjustments, primarily for pricing on prior period open sales	17	—	—
PT Smelting intercompany loss	—	26	—
Indonesia mining	3,295	1,775	384
Other mining[b]	13,190	10,429	1,190
Corporate, other & eliminations	(1,655)	(1,517)	956
As reported in FCX’s consolidated financial statements	$14,830	$10,687	$2,530

a.	Includes silver sales of 2.9 million ounces ($17.09 per ounce average realized price).

b.	Represents the combined total for our other mining operations as presented in Note 16.

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

		Years Ended December 31,
(In millions)		2018	2017	2016
Revenues, excluding adjustments[a]		$440	$295	$208
Site production and delivery, before net noncash
and other costs shown below		282	220	193
Treatment charges and other		30	27	22
Net cash costs		312	247	215
DD&A		79	76	68
Noncash and other costs, net		7	7	19
Total costs		398	330	302
Gross profit (loss)		$42	$(35)	$(94)

Molybdenum sales (millions of recoverable pounds)[a]		35	32	26

Gross profit (loss) per pound of molybdenum:

Revenues, excluding adjustments[a]		$12.36	$9.22	$8.02
Site production and delivery, before net noncash
and other costs shown below		7.92	6.86	7.42
Treatment charges and other		0.85	0.85	0.86
Unit net cash costs		8.77	7.71	8.28
DD&A		2.21	2.39	2.62
Noncash and other costs, net		0.19	0.23	0.73
Total unit costs		11.17	10.33	11.63
Gross profit (loss) per pound		$1.19	$(1.11)	$(3.61)

Reconciliation to Amounts Reported
(In millions)
		Production
Year Ended December 31, 2018	Revenues	and Delivery	DD&A
Totals presented above	$440	$282	$79
Treatment charges and other	(30)	—	—
Noncash and other costs, net	—	7	—
Molybdenum mines	410	289	79
Other mining[b]	21,344	14,692	1,550
Corporate, other & eliminations	(3,126)	(3,290)	125
As reported in FCX’s consolidated financial statements	$18,628	$11,691	$1,754

Year Ended December 31, 2017
Totals presented above	$295	$220	$76
Treatment charges and other	(27)	—	—
Noncash and other costs, net	—	7	—
Molybdenum mines	268	227	76
Other mining[b]	19,218	13,157	1,544
Corporate, other & eliminations	(3,083)	(3,118)	94
As reported in FCX’s consolidated financial statements	$16,403	$10,266	$1,714

Year Ended December 31, 2016
Totals presented above	$208	$193	$68
Treatment charges and other	(22)	—	—
Noncash and other costs, net	—	19	—
Molybdenum mines	186	212	68
Other mining[b]	16,299	11,992	1,506
Corporate, other & eliminations	(1,655)	(1,517)	956
As reported in FCX’s consolidated financial statements	$14,830	$10,687	$2,530

a.
Reflects sales of the Molybdenum mines’ production to the molybdenum sales company at market-based pricing. On a consolidated basis, realizations are based on the actual contract terms for sales to third parties; as a result, our consolidated average realized price per pound of molybdenum will differ from the amounts reported in this table.

b.
Represents the combined total for our other mining operations as presented in Note 16. Also includes amounts associated with the molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America and South America copper mines.

CAUTIONARY STATEMENT

Our discussion and analysis contains forward-looking statements in which we discuss our potential future performance. Forward-looking statements are all statements other than statements of historical facts, such as projections or expectations relating to ore grades and milling rates, production and sales volumes, unit net cash costs, operating cash flows, capital expenditures, our expectations regarding our share of PT-FI’s future cash flows through 2022, PT-FI’s development, financing, construction and completion of a new smelter in Indonesia, PT-FI’s compliance with environmental standards under the new framework established by the MOEF, exploration efforts and results, development and production activities, rates and costs, liquidity, tax rates, export duties, the impact of copper, gold and molybdenum price changes, the impact of deferred intercompany profits on earnings, reserve estimates, and future dividend payments, share purchases and sales. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “targets,” “intends,” “likely,” “will,” “should,” “to be,” “potential” and any similar expressions are intended to identify those assertions as forward-looking statements. The declaration of dividends is at the discretion of the Board and will depend on our financial results, cash requirements, future prospects, and other factors deemed relevant by the Board.

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, supply of and demand for, and prices of, copper, gold and molybdenum; mine sequencing; production rates; timing of shipments; results of feasibility studies; potential inventory adjustments; potential impairment of long-lived mining assets; the potential effects of violence in Indonesia generally and in the province of Papua; the Indonesian government’s extension of PT-FI’s export license after February 16, 2019; risks associated with underground mining; satisfaction of requirements in accordance with PT-FI’s IUPK to extend mining rights from 2031 through 2041; industry risks; regulatory changes; political risks; labor relations; weather- and climate-related risks; environmental risks; litigation results; cybersecurity incidents; and other factors described in more detail in Part I, Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2018.

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this annual report on Form 10-K. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on its assessment, management concluded that, as of December 31, 2018, our Company’s internal control over financial reporting is effective based on the COSO criteria.

Ernst & Young LLP, an independent registered public accounting firm, who audited the Company’s consolidated financial statements included in this Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

/s/ Richard C. Adkerson	/s/ Kathleen L. Quirk
Richard C. Adkerson	Kathleen L. Quirk
Vice Chairman of the Board,	Executive Vice President and
President and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan INC.

Opinion on Internal Control over Financial Reporting

We have audited Freeport-McMoRan Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Freeport-McMoRan Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Freeport-McMoRan Inc. as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes of the Company and our report dated February 15, 2019 expressed an unqualified opinion thereon.

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
February 15, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-McMoRan INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Freeport-McMoRan Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 15, 2019 expressed an unqualified opinion thereon.

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

Phoenix, Arizona
February 15, 2019

FREEPORT-McMoRan INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2018	2017	2016
	(In millions, except per share amounts)
Revenues	$18,628	$16,403	$14,830
Cost of sales:
Production and delivery	11,691	10,266	10,687
Depreciation, depletion and amortization	1,754	1,714	2,530
Impairment of oil and gas properties	—	—	4,317
Total cost of sales	13,445	11,980	17,534
Selling, general and administrative expenses	443	477	597
Mining exploration and research expenses	105	93	63
Environmental obligations and shutdown costs	89	244	14
Net gain on sales of assets	(208)	(81)	(649)
Total costs and expenses	13,874	12,713	17,559
Operating income (loss)	4,754	3,690	(2,729)
Interest expense, net	(945)	(801)	(755)
Net gain on early extinguishment and exchanges of debt	7	21	26
Other income (expense), net	76	(8)	(14)
Income (loss) from continuing operations before income taxes and equity in affiliated companies’ net earnings	3,892	2,902	(3,472)
Provision for income taxes	(991)	(883)	(371)
Equity in affiliated companies’ net earnings	8	10	11
Net income (loss) from continuing operations	2,909	2,029	(3,832)
Net (loss) income from discontinued operations	(15)	66	(193)
Net income (loss)	2,894	2,095	(4,025)
Net income attributable to noncontrolling interests:
Continuing operations	(292)	(274)	(227)
Discontinued operations	—	(4)	(63)
Gain on redemption and preferred dividends attributable to redeemable noncontrolling interest	—	—	161
Net income (loss) attributable to common stockholders	$2,602	$1,817	$(4,154)

Basic net income (loss) per share attributable to common stockholders:
Continuing operations	$1.80	$1.21	$(2.96)
Discontinued operations	(0.01)	0.04	(0.20)
	$1.79	$1.25	$(3.16)

Diluted net income (loss) per share attributable to common stockholders:
Continuing operations	$1.79	$1.21	$(2.96)
Discontinued operations	(0.01)	0.04	(0.20)
	$1.78	$1.25	$(3.16)

Weighted-average common shares outstanding:
Basic	1,449	1,447	1,318
Diluted	1,458	1,454	1,318

Dividends declared per share of common stock	$0.20	$—	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2018	2017	2016
	(In millions)

Net income (loss)	$2,894	$2,095	$(4,025)

Other comprehensive income (loss), net of taxes:
Unrealized gains on securities	—	1	2
Defined benefit plans:
Actuarial (losses) gains arising during the period, net of taxes	(77)	14	(88)
Prior service costs arising during the period	(4)	—	—
Amortization or curtailment of unrecognized amounts included in net periodic benefit costs	48	54	44
Foreign exchange losses	(1)	—	(1)
Other comprehensive (loss) income	(34)	69	(43)

Total comprehensive income (loss)	2,860	2,164	(4,068)
Total comprehensive income attributable to noncontrolling interests	(291)	(286)	(292)
Gain on redemption and preferred dividends attributable to
redeemable noncontrolling interest	—	—	161
Total comprehensive income (loss) attributable to common stockholders	$2,569	$1,878	$(4,199)

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017	2016
	(In millions)
Cash flow from operating activities:
Net income (loss)	$2,894	$2,095	$(4,025)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	1,754	1,714	2,610
U.S. tax reform benefit	(123)	(393)	—
Net charges for Cerro Verde royalty dispute	371	355	—
Payments for Cerro Verde royalty dispute	(56)	(53)	(30)
Impairment of oil and gas properties	—	—	4,317
Oil and gas noncash drillship settlement costs and other adjustments	—	(33)	803
Net gain on sales of assets	(208)	(81)	(649)
Stock-based compensation	76	71	86
Net charges for environmental and asset retirement obligations, including accretion	262	383	191
Payments for environmental and asset retirement obligations	(239)	(131)	(242)
Net charges for defined pension and postretirement plans	81	120	113
Pension plan contributions	(75)	(174)	(57)
Net gain on early extinguishment and exchanges of debt	(7)	(21)	(26)
Deferred income taxes	(404)	76	239
Loss (gain) on disposal of discontinued operations	15	(57)	198
Decrease in long-term mill and leach stockpiles	94	224	10
Other, net	16	(2)	112
Changes in working capital and other tax payments, excluding disposition amounts:
Accounts receivable	649	427	(175)
Inventories	(631)	(393)	117
Other current assets	(28)	(28)	37
Accounts payable and accrued liabilities	(106)	110	(28)
Accrued income taxes and timing of other tax payments	(472)	457	136
Net cash provided by operating activities	3,863	4,666	3,737
Cash flow from investing activities:
Capital expenditures:
North America copper mines	(601)	(167)	(102)
South America	(237)	(115)	(382)
Indonesia	(1,001)	(875)	(1,025)
Molybdenum mines	(9)	(5)	(2)
Other, including oil and gas operations	(123)	(248)	(1,302)
Acquisition of PT Rio Tinto Indonesia	(3,500)	—	—
Proceeds from sales of:
Tenke Fungurume mine	—	—	2,664
Deepwater Gulf of Mexico and onshore California oil and gas properties	—	—	2,272
Additional interest in Morenci joint venture	—	—	996
PT Indonesia Papua Metal dan Mineral	457	—	—
Other assets	93	72	423
Other, net	(97)	17	11
Net cash (used in) provided by investing activities	(5,018)	(1,321)	3,553
Cash flow from financing activities:
Proceeds from debt	632	955	3,681
Repayments of debt	(2,717)	(3,812)	(7,625)
Proceeds from sale of PT Freeport Indonesia shares	3,500	—	—
Net proceeds from sale of common stock	—	—	1,515
Cash dividends and distributions paid:
Common stock	(218)	(2)	(6)
Noncontrolling interests, including redemption	(278)	(174)	(693)
Other, net	(19)	(22)	(38)
Net cash provided by (used in) financing activities	900	(3,055)	(3,166)
Net (decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(255)	290	4,124
Increase in cash and cash equivalents in assets held for sale	—	—	(45)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	4,710	4,420	341
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of year	$4,455	$4,710	$4,420
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$4,217	$4,526
Trade accounts receivable	829	1,322
Income and other tax receivables	493	343
Inventories:
Materials and supplies, net	1,528	1,323
Mill and leach stockpiles	1,453	1,422
Product	1,778	1,404
Other current assets	422	286
Total current assets	10,720	10,626
Property, plant, equipment and mine development costs, net	28,010	22,994
Long-term mill and leach stockpiles	1,314	1,409
Other assets	2,172	2,273
Total assets	$42,216	$37,302

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,625	$2,497
Accrued income taxes	165	583
Current portion of environmental and asset retirement obligations	449	420
Dividends payable	73	—
Current portion of debt	17	1,414
Total current liabilities	3,329	4,914
Long-term debt, less current portion	11,124	11,815
Deferred income taxes	4,032	3,663
Environmental and asset retirement obligations, less current portion	3,609	3,602
Other liabilities	2,230	2,012
Total liabilities	24,324	26,006

Equity:
Stockholders’ equity:
Common stock, par value $0.10, 1,579 shares and 1,578 shares issued, respectively	158	158
Capital in excess of par value	26,013	26,751
Accumulated deficit	(12,041)	(14,722)
Accumulated other comprehensive loss	(605)	(487)
Common stock held in treasury – 130 shares, at cost	(3,727)	(3,723)
Total stockholders’ equity	9,798	7,977
Noncontrolling interests (refer to Note 2)	8,094	3,319
Total equity	17,892	11,296
Total liabilities and equity	$42,216	$37,302
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Stockholders’ Equity
	Common Stock			Accumulated Deficit	Accumu- lated Other Compre-hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity
	(In millions)
Balance at January 1, 2016	1,374	$137	$24,283	$(12,387)	$(503)	128	$(3,702)	$7,828	$4,216	$12,044
Issuance of common stock	197	20	2,346	—	—	—	—	2,366	—	2,366
Exercised and issued stock-based awards	3	—	—	—	—	—	—	—	—	—
Stock-based compensation, including tax reserve and the tender of shares	—	—	61	—	—	1	(6)	55	—	55
Dividends, including forfeited dividends	—	—	—	1	—	—	—	1	(90)	(89)
Changes in noncontrolling interests	—	—	—	—	—	—	—	—	(6)	(6)
Sale of interest in TF Holdings Limited	—	—	—	—	—	—	—	—	(1,206)	(1,206)
Net loss attributable to common stockholders	—	—	—	(4,154)	—	—	—	(4,154)	—	(4,154)
Net income attributable to noncontrolling interests, including discontinued operations	—	—	—	—	—	—	—	—	290	290
Other comprehensive (loss) income	—	—	—	—	(45)	—	—	(45)	2	(43)
Balance at December 31, 2016	1,574	157	26,690	(16,540)	(548)	129	(3,708)	6,051	3,206	9,257
Exercised and issued stock-based awards	4	1	5	—	—	—	—	6	—	6
Stock-based compensation, including the tender of shares	—	—	56	—	—	1	(15)	41	1	42
Dividends, including forfeited dividends	—	—	—	1	—	—	—	1	(174)	(173)
Net income attributable to common stockholders	—	—	—	1,817	—	—	—	1,817	—	1,817
Net income attributable to noncontrolling interests, including discontinued operations	—	—	—	—	—	—	—	—	278	278
Other comprehensive income	—	—	—	—	61	—	—	61	8	69
Balance at December 31, 2017	1,578	158	26,751	(14,722)	(487)	130	(3,723)	7,977	3,319	11,296
Exercised and issued stock-based awards	1	—	8	—	—	—	—	8	—	8
Stock-based compensation, including the tender of shares	—	—	70	—	—	—	(4)	66	—	66
Dividends	—	—	(291)	—	—	—	—	(291)	(278)	(569)
Adoption of new accounting standard for reclassification of income taxes	—	—	—	79	(79)	—	—	—	—	—
Sale of interest in PT Freeport Indonesia (refer to Note 2)	—	—	(525)	—	(6)	—	—	(531)	4,762	4,231
Net income attributable to common stockholders	—	—	—	2,602	—	—	—	2,602	—	2,602
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	292	292
Other comprehensive loss	—	—	—	—	(33)	—	—	(33)	(1)	(34)
Balance at December 31, 2018	1,579	$158	$26,013	$(12,041)	$(605)	130	$(3,727)	$9,798	$8,094	$17,892
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation.  The consolidated financial statements of Freeport-McMoRan Inc. (FCX) include the accounts of those subsidiaries where it directly or indirectly has more than 50 percent of the voting rights and/or has control over the subsidiary. As of December 31, 2018, the most significant entities that FCX consolidates include its 48.76 percent-owned subsidiary PT Freeport Indonesia (PT-FI), and the following wholly owned subsidiaries: Freeport Minerals Corporation (FMC) and Atlantic Copper, S.L.U. (Atlantic Copper). Refer to Notes 2 and 3 for further discussion, including FCX’s conclusion to consolidate PT-FI.

During 2016, FCX completed sales of its Africa mining operation held by FMC and substantially all of its oil and gas operations. Refer to Note 2 for further discussion.

FCX’s unincorporated joint ventures are reflected using the proportionate consolidation method (refer to Note 3 for further discussion). Investments in unconsolidated companies owned 20 percent or more are recorded using the equity method. Investments in companies owned less than 20 percent, and for which FCX does not exercise significant influence, are recorded using the cost method. All significant intercompany transactions have been eliminated. Dollar amounts in tables are stated in millions, except per share amounts.

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

Use of Estimates.  The preparation of FCX’s financial statements in conformity with accounting principles generally accepted in the United States (U.S.) requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of management estimates include minerals reserve estimation; asset lives for depreciation, depletion and amortization; environmental obligations; asset retirement obligations; estimates of recoverable copper in mill and leach stockpiles; deferred taxes and valuation allowances; reserves for contingencies and litigation; asset acquisitions and impairment, including estimates used to derive future cash flows associated with those assets; pension benefits; and valuation of derivative instruments. Actual results could differ from those estimates.

Functional Currency. The functional currency for the majority of FCX’s foreign operations is the U.S. dollar. For foreign subsidiaries whose functional currency is the U.S. dollar, monetary assets and liabilities denominated in the local currency are translated at current exchange rates, and non-monetary assets and liabilities, such as inventories, property, plant, equipment and mine development costs, are translated at historical rates. Gains and losses resulting from translation of such account balances are included in other income, net, as are gains and losses from foreign currency transactions. Foreign currency gains (losses) totaled $14 million in 2018, $(5) million in 2017 and $32 million in 2016.

Cash Equivalents.  Highly liquid investments purchased with maturities of three months or less are considered cash equivalents.

Restricted Cash and Restricted Cash Equivalents. FCX’s restricted cash and restricted cash equivalents are primarily related to PT-FI’s commitment for the development of a new smelter in Indonesia; guarantees and commitments for certain mine closure and reclamation obligations, and customs duty taxes; and funds held as cash collateral for surety bonds related to plugging and abandonment obligations of certain oil and gas properties. Restricted cash and restricted cash equivalents are classified as a current or long-term asset based on the timing and nature of when or how the cash is expected to be used or when the restrictions are expected to lapse. Restricted cash and restricted cash equivalents are comprised of time deposits and money market funds.

Inventories.  Inventories include materials and supplies, mill and leach stockpiles, and product inventories. Inventories are stated at the lower of weighted-average cost or net realizable value (NRV).

Mill and Leach Stockpiles. Mill and leach stockpiles are work-in-process inventories for FCX’s mining operations. Mill and leach stockpiles contain ore that has been extracted from an ore body and is available for metal recovery. Mill stockpiles contain sulfide ores, and recovery of metal is through milling, concentrating and smelting and refining or, alternatively, by concentrate leaching. Leach stockpiles contain oxide ores and certain secondary sulfide ores and recovery of metal is through exposure to acidic solutions that dissolve contained copper and deliver it in solution to extraction processing facilities (i.e., solution extraction and electrowinning (SX/EW)). The recorded cost of mill and leach stockpiles includes mining and haulage costs incurred to deliver ore to stockpiles, depreciation, depletion, amortization and site overhead costs. Material is removed from the stockpiles at a weighted-average cost per pound.

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

Product. Product inventories include raw materials, work-in-process and finished goods. Raw materials are primarily unprocessed concentrate at Atlantic Copper’s smelting and refining operations. Work-in-process inventories are primarily copper concentrate at various stages of conversion into anode and cathode at Atlantic Copper’s operations. Atlantic Copper’s in-process inventories are valued at the weighted-average cost of the material fed to the smelting and refining process plus in-process conversion costs. Finished goods for mining operations represent salable products (e.g., copper and molybdenum concentrate, copper anode, copper cathode, copper rod, copper wire, molybdenum oxide, and high-purity molybdenum chemicals and other metallurgical products). Finished goods are valued based on the weighted-average cost of source material plus applicable conversion costs relating to associated process facilities. Costs of finished goods and work-in-process (i.e., not raw materials) inventories include labor and benefits, supplies, energy, depreciation, depletion, amortization, site overhead costs and other necessary costs associated with the extraction and processing of ore, including, depending on the process, mining, haulage, milling, concentrating, smelting, leaching, solution extraction, refining, roasting and chemical processing. Corporate general and administrative costs are not included in inventory costs.

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

Expenditures for replacements and improvements are capitalized. Costs related to periodic scheduled maintenance (i.e., turnarounds) are charged to expense as incurred. Depreciation for mining and milling life-of-mine assets, infrastructure and other common costs is determined using the unit-of-production (UOP) method based on total estimated recoverable proven and probable copper reserves (for primary copper mines) and proven and probable molybdenum reserves (for primary molybdenum mines). Development costs and acquisition costs for proven and probable mineral reserves that relate to a specific ore body are depreciated using the UOP method based on estimated recoverable proven and probable mineral reserves for the ore body benefited. Depreciation, depletion and amortization using the UOP method is recorded upon extraction of the recoverable copper or molybdenum from the ore body, at which time it is allocated to inventory cost and then included as a component of cost of goods sold. Other assets are depreciated on a straight-line basis over estimated useful lives of up to 40 years for buildings and three to 30 years for machinery and equipment, and mobile equipment.

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

The costs of unproved oil and gas properties were excluded from amortization until the properties were evaluated. Costs were transferred into the amortization base on an ongoing basis as the properties were evaluated and proved oil and natural gas reserves were established or if impairment was determined. Unproved oil and gas properties were assessed periodically, at least annually, to determine whether impairment had occurred. FCX assessed unproved oil and gas properties for impairment on an individual basis or as a group if properties were individually insignificant. The assessment considered the following factors, among others: intent to drill, remaining lease term, geological and geophysical evaluations, drilling results and activity, the assignment of proved reserves, the economic viability of development if proved reserves were assigned and other current market conditions. During any period in which these factors indicated an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs were transferred to the full cost pool and were then subject to amortization. Including amounts determined to be impaired, FCX transferred $4.9 billion of costs associated with unevaluated properties to the full cost pool in 2016. The transfer of costs into the amortization base involved a significant amount of judgment. Costs not subject to amortization consisted primarily of capitalized costs incurred for undeveloped acreage and wells in progress pending determination, together with capitalized interest for these projects. Following the completion of the sales of oil and gas properties discussed in Note 2, FCX had no unproved oil and gas properties in the consolidated balance sheets at December 31, 2018 or 2017. Interest costs totaling $7 million in 2016 were capitalized on oil and gas properties not subject to amortization and in the process of development.

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

Impairment of Oil and Gas Properties. Under the SEC full cost accounting rules, FCX reviewed the carrying value of its oil and gas properties in the full cost pool for impairment each quarter on a country-by-country basis. Under these rules, capitalized costs of oil and gas properties (net of accumulated depreciation, depletion, amortization and impairment, and related deferred income taxes) for each cost center may not exceed a “ceiling” equal to:

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

In 2016, net capitalized costs with respect to FCX’s proved oil and gas properties exceeded the related ceiling test limitation; therefore, impairment charges of $4.3 billion were recorded primarily because of the lower twelve-month average of the first-day-of-the-month historical reference oil price and reserve revisions.

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

For mining operations, reclamation costs for disturbances are recognized as an ARO and as a related ARC in the period of the disturbance and depreciated primarily on a UOP basis. FCX’s AROs for mining operations consist primarily of costs associated with mine reclamation and closure activities. These activities, which are site specific, generally include costs for earthwork, revegetation, water treatment and demolition.

For oil and gas properties, the fair value of the legal obligation is recognized as an ARO and as a related ARC in the period in which the well is drilled or acquired and is amortized on a UOP basis together with other capitalized costs. Substantially all of FCX’s oil and gas leases require that, upon termination of economic production, the working interest owners plug and abandon non-producing wellbores; remove platforms, tanks, production equipment and flow lines; and restore the wellsite.

For non-operating properties without reserves, changes to the ARO are recorded in earnings.

At least annually, FCX reviews its ARO estimates for changes in the projected timing of certain reclamation and closure/restoration costs, changes in cost estimates and additional AROs incurred during the period. Refer to Note 12 for further discussion.

Revenue Recognition.  Effective January 1, 2018, FCX adopted the new revenue recognition accounting standard, which did not result in any financial statement impacts or changes to FCX’s revenue recognition policies or processes as revenue is primarily derived from arrangements in which the transfer of control coincides with the fulfillment of performance obligations.

FCX recognizes revenue for all of its products upon transfer of control in an amount that reflects the consideration it expects to receive in exchange for those products. Transfer of control is in accordance with the terms of customer contracts, which is generally upon shipment or delivery of the product. While payment terms vary by contract, terms generally include payment to be made within 30 days, but not longer than 60 days. Certain of FCX’s concentrate and cathode sales contracts also provide for provisional pricing, which is accounted for as an embedded derivative (refer to Note 14 for further discussion). For provisionally priced sales, 90 percent to 100 percent of the provisional payment is made upon shipment or within 20 days, and final balances are settled in a contractually specified future month (generally one to four months from the shipment date) based on quoted monthly average copper settlement prices on the London Metal Exchange (LME) or the Commodity Exchange Inc. (COMEX), a division of the New York Mercantile Exchange, and quoted monthly average London Bullion Market Association (LBMA) gold settlement prices.

FCX’s product revenues are also recorded net of treatment charges, royalties and export duties. Moreover, because a portion of the metals contained in copper concentrate is unrecoverable as a result of the smelting process, FCX’s revenues from concentrate sales are also recorded net of allowances based on the quantity and value of these unrecoverable metals. These allowances are a negotiated term of FCX’s contracts and vary by customer. Treatment and refining charges represent payments or price adjustments to smelters and refiners that are generally fixed. Refer to Note 16 for a summary of revenue by product type.

Gold sales are priced according to individual contract terms, generally the average LBMA gold settlement price for a specified month near the month of shipment.

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

Reconciliations of net income (loss) and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted net income (loss) per share for the years ended December 31 follow:

	2018		2017	2016
Net income (loss) from continuing operations	$2,909		$2,029	$(3,832)
Net income from continuing operations attributable to noncontrolling interests	(292)		(274)	(227)
Gain on redemption and preferred dividends attributable to redeemable noncontrolling interest	—		—	161
Accumulated dividends and undistributed earnings allocated to participating securities	(4)		(4)	(3)
Net income (loss) from continuing operations attributable to common stockholders	2,613		1,751	(3,901)

Net (loss) income from discontinued operations	(15)		66	(193)
Net income from discontinued operations attributable to noncontrolling interests	—		(4)	(63)
Net (loss) income from discontinued operations attributable to common stockholders	(15)		62	(256)

Net income (loss) attributable to common stockholders	$2,598		$1,813	$(4,157)

Basic weighted-average shares of common stock outstanding (millions)	1,449		1,447	1,318
Add shares issuable upon exercise or vesting of dilutive stock options and RSUs (millions)	9	[a]	7	—	[a]
Diluted weighted-average shares of common stock outstanding (millions)	1,458		1,454	1,318

Basic net income (loss) per share attributable to common stockholders:
Continuing operations	$1.80		$1.21	$(2.96)
Discontinued operations	(0.01)		0.04	(0.20)
	$1.79		$1.25	$(3.16)

Diluted net income (loss) per share attributable to common stockholders:
Continuing operations	$1.79		$1.21	$(2.96)
Discontinued operations	(0.01)		0.04	(0.20)
	$1.78		$1.25	$(3.16)

a.
Excludes approximately 1 million in 2018 and 12 million in 2016 associated with outstanding stock options with exercise prices less than the average market price of FCX’s common stock and RSUs that were anti-dilutive.

Outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the year are excluded from the computation of diluted net income (loss) per share of common stock. Stock options for 37 million shares of common stock were excluded in 2018, 41 million in 2017 and 46 million in 2016.

New Accounting Standards. Following is a discussion of new accounting standards.

Revenue Recognition. In May 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) related to revenue recognition. FCX adopted this standard effective January 1, 2018, under the modified retrospective approach applied to contracts that remain in force at the adoption date. The adoption of this standard did not result in any financial statement impacts or changes to FCX’s revenue recognition policies or processes as revenue is primarily derived from arrangements in which the transfer of control coincides with the fulfillment of performance obligations (refer to Revenue Recognition policy in this note). In connection with the adoption of the standard and consistent with FCX’s policy prior to adoption of the standard, FCX has elected to account for shipping and handling activities performed after control of goods has been transferred to a customer as a fulfillment cost recorded in production and delivery costs on the consolidated statements of operations.

Financial Instruments. In January 2016, FASB issued an ASU that amends the guidance on the classification and measurement of financial instruments. This ASU makes limited changes to prior guidance and amends certain disclosure requirements. FCX adopted this ASU effective January 1, 2018, and adoption did not have a material impact on its financial statements.

In June 2016, FASB issued an ASU that requires entities to estimate all expected credit losses for most financial assets held at the reporting date based on an expected loss model, which requires consideration of historical experience, current conditions, and reasonable and supportable forecasts. This ASU also requires enhanced disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. For public companies, this ASU is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. FCX is currently evaluating the impact this ASU will have on its financial statements.

Leases. In February 2016, FASB issued an ASU that will require lessees to recognize most leases on the balance sheet. FCX adopted this ASU effective January 1, 2019, and elected the practical expedient allowing it to apply the provisions of the updated lease guidance at the January 1, 2019, effective date, without adjusting the comparative periods presented. FCX also elected an accounting policy to not recognize a lease asset and liability for leases with a term of 12 months or less and a purchase option that is not expected to be exercised. FCX completed an assessment of its lease portfolio, implemented a new information technology system, and designed processes and controls to account for its leases in accordance with the new standard. FCX has concluded that the adoption of this ASU did not have a material impact on its financial statements. FCX will begin making the required lease disclosures under the ASU beginning with its March 31, 2019, quarterly report on Form 10-Q.

Statement of Cash Flows. In November 2016, FASB issued an ASU that changes the classification and presentation of restricted cash and restricted cash equivalents on the statement of cash flows. The ASU requires that a statement of cash flows include the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. FCX adopted this ASU effective January 1, 2018, and adjusted its consolidated statement of cash flows for the years ended December 31, 2017 and 2016, to include restricted cash and restricted cash equivalents with cash and cash equivalents.

The impact of adopting this ASU for the years ended December 31 follows:

	2017
	Previously Reported	Impact of Adoption	After Adoption[a]
Accrued income taxes and changes in other tax payments included in cash flow from operating activities	$473	$(16)	$457
Net cash provided by operating activities	4,682	(16)	4,666
Other, net included in cash flow from investing activities	(25)	42	17
Net cash used in investing activities	(1,363)	42	(1,321)
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	264	26	290
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	4,245	158	4,403
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	4,447	184	4,631

	2016
	Previously Reported	Impact of Adoption	After Adoption[a]
Other, net included in cash flow from operating activities	$48	$8	$56
Net cash provided by operating activities	3,729	8	3,737
Other, net included in cash flow from investing activities	8	3	11
Net cash provided by investing activities	3,550	3	3,553
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	4,113	11	4,124
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	177	147	324
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	4,245	158	4,403

a.	Excludes the reclassification of assets held for sale and other adjustments to conform with the current year presentation.

Net Periodic Pension and Postretirement Benefit Cost. In March 2017, FASB issued an ASU that changes how entities with defined benefit pension or other postretirement benefit plans present net periodic benefit cost in the income statement. This ASU requires the service cost component of net periodic benefit cost to be presented in the same income statement line item or items as other compensation costs for those employees who are receiving the benefit. In addition, only the service cost component is eligible for capitalization when applicable (i.e., as a cost of inventory or an internally constructed asset). The other components of net periodic benefit cost are required to be presented separately from the service cost component and outside of operating income. These other components of net periodic benefit cost are not eligible for capitalization, and FCX elected to include these other components in other income (expense), net. FCX adopted this ASU effective January 1, 2018, and adjusted its presentation in the consolidated statements of operations for the years ended December 31, 2017 and 2016, to conform with the new guidance. The impact of adopting this ASU for the years ended December 31 follows:

	2017
	Previously Reported		Impact of Adoption	Current Presentation
Production and delivery	$10,308	[a]	$(42)	$10,266
Total cost of sales	12,022		(42)	11,980
Selling, general and administrative expenses	484		(7)	477
Mining exploration and research expenses	94		(1)	93
Environmental obligations and shutdown costs	251		(7)	244
Total costs and expenses	12,770		(57)	12,713
Operating income	3,633		57	3,690
Other income (expense), net	49		(57)	(8)

	2016
	Previously Reported		Impact of Adoption	Current Presentation
Production and delivery	$10,733	[a]	$(46)	$10,687
Total cost of sales	17,580		(46)	17,534
Selling, general and administrative expenses	607		(10)	597
Mining exploration and research expenses	64		(1)	63
Environmental obligations and shutdown costs	20		(6)	14
Total costs and expenses	17,622		(63)	17,559
Operating loss	(2,792)		63	(2,729)
Other income (expense), net	49		(63)	(14)

a.	Includes $8 million for metals inventory adjustments in 2017 and $36 million in 2016.

Tax Reform Reclassification. In February 2018, FASB issued an ASU that allows entities to elect to reclassify the stranded income tax effects caused by the December 2017 Tax Cuts and Jobs Act (the Act) in accumulated other comprehensive income (AOCI) to retained earnings. This election applies to the U.S. federal income tax rate change from 35 percent to 21 percent. FCX elected to early adopt this standard effective July 1, 2018, which resulted in a one-time reclassification totaling $79 million from AOCI to retained earnings in third-quarter 2018. FCX has not elected to reclassify other “indirect” income tax effects of the Act stranded in AOCI. Any additional income tax effects stranded in AOCI will continue to pass through earnings in future periods as specific classes of AOCI items are reversed.

Fair Value Measurement. In August 2018, FASB issued an ASU in connection with the disclosure framework project that modifies the disclosure requirements on fair value measurements. FCX early adopted this ASU in third-quarter 2018, which did not have a material impact on its financial statements.

Defined Benefit Plans. In August 2018, FASB issued an ASU in connection with the disclosure framework project that modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. FCX early adopted this ASU in fourth-quarter 2018, which did not have a material impact on its financial statements.

Reclassifications. As a result of adopting new accounting standards in 2018 (refer to New Accounting Standards in this Note) and the reclassification of assets held for sale (refer to Note 2), certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2. ACQUISITIONS AND DISPOSITIONS
PT-FI Divestment. On December 21, 2018, FCX completed the transaction with the Indonesian government regarding PT-FI’s long-term mining rights and share ownership.

Pursuant to the previously announced divestment agreement and related documents, PT Indonesia Asahan Aluminium (Persero) (PT Inalum), an Indonesian state-owned enterprise, acquired for cash consideration of $3.85 billion all of Rio Tinto plc's (Rio Tinto) interests associated with its joint venture with PT-FI (the former Rio Tinto Joint Venture) and 100 percent of FCX's interests in PT Indonesia Papua Metal Dan Mineral (PTI - formerly known as PT Indocopper Investama), which at the time owned 9.36 percent of PT-FI. Of the $3.85 billion in cash consideration, Rio Tinto received $3.5 billion, and FCX received $350 million. In addition, Rio Tinto paid FCX $107 million for its share of the 2018 joint venture cash flows.

In connection with the transaction, an aggregate 40 percent share ownership in PT-FI was issued to PT Inalum and PTI (which is expected to be owned by PT Inalum and the provincial/regional government in Papua). Based on a subscription of PT Inalum’s rights to acquire for cash consideration of $3.5 billion all of Rio Tinto’s interests in the former Rio Tinto Joint Venture, PT-FI acquired all of the common stock of the entity (PT Rio Tinto Indonesia) that held Rio Tinto’s interest. After the transaction, PT Inalum’s (26.24 percent) and PTI’s (25.00 percent) collective share ownership of PT-FI totals 51.24 percent and FCX's share ownership totals 48.76 percent. The arrangements provide for FCX and the other pre-transaction PT-FI shareholders (i.e., PT Inalum and PTI) to retain the economics of the revenue and cost sharing arrangements under the former Rio Tinto Joint Venture. As a result, FCX’s economic interest in PT-FI is expected to approximate 81 percent from 2019 through 2022.

The divestment agreement provides that FCX will indemnify PT Inalum and PTI from any losses (reduced by receipts) arising from any tax disputes of PT-FI disclosed to PT Inalum in a Jakarta, Indonesia tax court letter limited to PTI’s respective percentage share at the time the loss is finally incurred. Any net obligations arising from any tax settlement would be paid on December 21, 2025.

FCX, PT-FI, PTI and PT Inalum entered into a shareholders agreement (the PT-FI Shareholders Agreement), which includes provisions related to the governance and management of PT-FI. FCX considered the terms of the PT-FI Shareholders Agreement and related governance structure, including whether PT Inalum has substantive participating rights, and concluded that it has retained control and would continue to consolidate PT-FI in its financial statements following the transaction. Among other terms, the governance arrangements under the PT-FI Shareholders Agreement transfers control over the management of PT-FI’s mining operations to an operating committee, which is controlled by FCX. Additionally, as discussed above, the existing PT-FI shareholders will retain the economics of the revenue and cost-sharing arrangements under the former Rio Tinto Joint Venture, so that FCX’s economic interest in the project through 2041 will not be significantly affected by the transaction. FCX believes its conclusion to continue to consolidate PT-FI in its financial statements is in accordance with SEC Regulation S-X, Rule 3A-02 (a), which provides for situations in which consolidation of an entity, notwithstanding the lack of majority ownership, is necessary to present fairly the financial position and results of operations of the registrant, because of the existence of a parent-subsidiary relationship by means other than record ownership of voting stock.

FCX also analyzed PT-FI’s acquisition of the Rio Tinto Joint Venture interests and concluded the transaction should be accounted for as an asset acquisition as substantially all of the fair value of the gross assets acquired is concentrated in mineral reserves and related long-lived mining assets. The acquisition was a single asset because substantially all of the acquired assets are linked to each other and cannot be physically removed without causing a significant diminution to the fair value of the other assets. PT-FI allocated the $3.5 billion purchase price to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The fair value estimates were based on, but not limited to, long-term metal price assumptions of $3.00 per pound of copper and $1,300 per ounce of gold; expected future cash flows based on estimated reserve quantities; costs to produce and develop the related reserves; current replacement cost for similar capacity for certain fixed assets; and appropriate discount rates using an estimated international cost of capital of 14 percent. The estimates were primarily based on significant inputs not observable in the market (as discussed above) and thus represent Level 3 measurements.

The following table summarizes the allocation of the purchase price:

Current assets	$25
Property, plant, equipment and mine development costs:
Mineral reserves	3,056
Mine development, infrastructure and other	1,559
Liabilities other than taxes	(77)
Deferred income taxes, net	(1,063)	[a]
Total purchase price	$3,500

a.	Deferred income taxes have been recognized on the fair value adjustments to net assets using an Indonesia corporate income tax rate of 25 percent.

Under applicable accounting guidance, changes in ownership that do not result in a change in control are accounted for as equity transactions with no impact on net income. The following table summarizes the consolidated impact of the transaction discussed above on FCX’s consolidated balance sheet as of December 21, 2018:

Cash	$458
Other current assets	23
Property, plant, equipment and mine development costs:
Mineral reserves	3,056
Mine development, infrastructure and other	1,559
Liabilities other than taxes	(77)
Deferred income taxes, net	(788)
Noncontrolling interests	(4,762)	[a]
Capital in excess of par value	531

a.	Primarily reflects the approximate 40 percent economic interest in the former Rio Tinto Joint Venture for the period from 2023 through 2041, which was acquired by PTI and PT Inalum.

FCX considered if the adjustment to capital in excess of par value was an indicator of impairment and after considering other factors, such as PT-FI’s historical results and projected undiscounted cash flows, concluded that it did not indicate a potential impairment at PT-FI.

TF Holdings Limited - Discontinued Operations. On November 16, 2016, FCX completed the sale of its 70 percent interest in TF Holdings Limited (TFHL) to China Molybdenum Co., Ltd. (CMOC) for $2.65 billion in cash (before closing adjustments) and contingent consideration of up to $120 million in cash, consisting of $60 million if the average copper price exceeds $3.50 per pound and $60 million if the average cobalt price exceeds $20 per pound, both during the 24-month period beginning January 1, 2018. One-half of the proceeds from this transaction was used to repay borrowings under FCX’s unsecured bank term loan.

The contingent consideration is considered a derivative, and the fair value will be adjusted through December 31, 2019. The fair value of the contingent consideration derivative (included in other assets in the consolidated balance sheets) was $57 million at December 31, 2018, and $74 million at December 31, 2017. (Losses) gains resulting from changes in the fair value of the contingent consideration derivative ($(17) million in 2018, $61 million in 2017 and $13 million in 2016) are included in net (loss) income from discontinued operations and primarily resulted from fluctuations in cobalt and copper prices. Future changes in the fair value of the contingent consideration derivative will continue to be recorded in discontinued operations.

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

Net (loss) income from discontinued operations in the consolidated statements of operations consists of the following:

	Years Ended December 31,
	2018		2017		2016
Revenues[a]	$—		$13		$959
Costs and expenses:
Production and delivery costs	—		—		833
Depreciation, depletion and amortization	—		—		80	[b]
Interest expense allocated from parent	—		—		39	[c]
Other costs and expenses, net	—		—		10
Income (loss) before income taxes and net (loss) gain on disposal	—		13		(3)
Net (loss) gain on disposal	(15)	[d]	57	[d]	(198)	[e]
Net (loss) income before income taxes	(15)		70		(201)
(Provision for) benefit from income taxes	—		(4)		8
Net (loss) income from discontinued operations	$(15)		$66		$(193)

a.	In accordance with accounting guidance, amounts are net of recognition (eliminations) of intercompany sales totaling $13 million in 2017 and $(157) million in 2016.

b.	In accordance with accounting guidance, depreciation, depletion and amortization was suspended subsequent to classification as assets held for sale, which occurred in May 2016.

c.
In accordance with accounting guidance, interest associated with FCX’s unsecured bank term loan that was required to be repaid as a result of the sale of TFHL has been allocated to discontinued operations.

d.	Includes a (loss) gain of $(17) million in 2018 and $61 million in 2017 associated with the change in the fair value of contingent consideration.

e.	Includes a charge of $33 million associated with the settlement agreement entered into with Gécamines, partly offset by a gain of $13 million for the fair value of contingent consideration.

Cash flows from discontinued operations included in the consolidated statements of cash flows for the year ended December 31, 2016, follow:

Net cash provided by operating activities	$241
Net cash used in investing activities	(73)
Net cash used in financing activities	(123)
Increase in cash and cash equivalents	$45

Assets Held for Sale. As a result of the 2016 sale of TFHL, FCX planned to sell its effective 56 percent interest in Freeport Cobalt and its wholly owned Kisanfu exploration project. Freeport Cobalt includes the large-scale cobalt refinery in Kokkola, Finland, and the related sales and marketing business. Kisanfu is a copper and cobalt exploration project, located near Tenke in the Democratic Republic of Congo (DRC). The assets and liabilities of Freeport Cobalt and Kisanfu were previously classified as held for sale in the consolidated balance sheet at December 31, 2017, and a $110 million estimated loss on disposal was recognized in 2016 when these assets were classified as held for sale (included in net gain on sales of assets in the consolidated statements of operations).

FCX is continuing to assess opportunities for its Kisanfu copper and cobalt exploration project, including development of the project on its own or a sale of all or a minority stake in the project. In 2017, a gain of $13 million was recorded to adjust the Kisanfu assets to their carrying value when they were initially classified as held for sale. In second-quarter 2018, management concluded it no longer believes that it is probable an outright sale will occur in the near term and the related assets and liabilities should no longer be classified as held for sale. Because of this conclusion, revisions to the consolidated balance sheet as of December 31, 2017, included a $90 million increase to property, plant, equipment and mine development costs, net, with an offsetting reduction in current assets held for sale, and a $27 million increase to deferred income taxes, with an offsetting reduction in current liabilities held for sale.

FCX continues to market the Freeport Cobalt assets, but concluded that they no longer qualified as held for sale as of December 31, 2018. In accordance with applicable accounting guidance, during 2018, FCX recorded a gain of $97 million to adjust the Freeport Cobalt assets to their carrying value when they were initially classified as held for sale. During fourth-quarter 2018, FCX also recorded $48 million of depreciation, depletion and amortization expense that was suspended while the assets were held for sale from December 2016 through September 2018. The carrying amounts of Freeport Cobalt’s major classes of assets and liabilities, which were reclassified from held for sale in the consolidated balance sheet at December 31, 2017, follow:

Assets
Cash and cash equivalents	$79
Trade receivables	76
Inventories	256
Other receivables and current assets	20
Property, plant, equipment and mine development costs, net	60
Other assets	3
Total previously included in current assets held for sale	$494

Liabilities
Accounts payable and accrued liabilities	$176
Accrued income taxes	18
Long-term debt	112
Deferred income taxes and asset retirement obligations	17
Total previously included in current liabilities held for sale	$323

Morenci. In May 2016, FCX sold a 13 percent undivided interest in its Morenci unincorporated joint venture to SMM Morenci, Inc. for $1.0 billion in cash. FCX recorded a $576 million gain on the transaction and used losses to offset cash taxes on the transaction. A portion of the proceeds from the transaction was used to repay borrowings under FCX’s unsecured bank term loan and revolving credit facility.

The Morenci unincorporated joint venture was owned 85 percent by FCX and 15 percent by Sumitomo Metal Mining Arizona, Inc. (Sumitomo). As a result of the transaction, the unincorporated joint venture is owned 72 percent by FCX, 15 percent by Sumitomo and 13 percent by SMM Morenci, Inc. (an affiliate of Sumitomo Metal Mining Co, Ltd.).

Timok. In May 2016, FMC sold an interest in the Timok exploration project in Serbia to Global Reservoir Minerals Inc. (now known as Nevsun Resources, Ltd.) for consideration of $135 million in cash and contingent consideration of up to $107 million payable to FCX in stages upon achievement of defined development milestones. As a result of this transaction, FCX recorded a gain of $133 million in 2016, and no amounts were recorded for contingent consideration under the loss recovery approach. A portion of the proceeds from the transaction was used to repay borrowings under FCX’s unsecured bank term loan.

Oil and Gas Operations. In 2018, FCX Oil & Gas LLC (FM O&G) disposed of certain property interests that resulted in the recognition of a gain of $27 million, primarily associated with the abandonment obligations that were assumed by the acquirer. In 2017, FM O&G sold certain property interests for cash consideration of $80 million (before closing adjustments). Under the full cost accounting rules, the sales resulted in the recognition of gains of $49 million in 2017.

In December 2016, FM O&G completed the sale of its onshore California oil and gas properties to Sentinel Peak Resources California LLC (Sentinel) for cash consideration of $592 million (before closing adjustments from the July 1, 2016, effective date) and contingent consideration of up to $150 million, consisting of $50 million per year for 2018, 2019 and 2020 if the price of Brent crude oil averages over $70 per barrel in each of these calendar years. The contingent consideration is considered a derivative, and the fair value will be adjusted through the year 2020. The fair value of the contingent consideration derivative (included in other assets in the consolidated balance sheets) was $16 million at December 31, 2018, and $34 million at December 31, 2017. The contingent consideration of $50 million for 2018 was realized because the average Brent crude oil price exceeded $70 per barrel for the year and was included in other current assets in the consolidated balance sheet at December 31, 2018. Future changes in the fair value of the contingent consideration derivative will continue to be recorded in operating income. Sentinel assumed abandonment obligations associated with the properties.

In December 2016, FM O&G completed the sale of its Deepwater Gulf of Mexico (GOM) oil and gas properties to Anadarko Petroleum Corporation (Anadarko) for cash consideration of $2.0 billion (before closing adjustments from the August 1, 2016, effective date) and up to $150 million in contingent payments. The contingent payments were recorded under the loss recovery approach, whereby contingent gains are recorded up to the amount of any loss on the sale, and reduced the loss on the sale in 2016. The contingent payments were included in other current assets ($27 million) and other assets ($116 million) at December 31, 2018, and in other current assets ($24 million) and other assets ($126 million) at December 31, 2017, in the consolidated balance sheets. The contingent payments will be received over time ($7 million was collected in 2018) as Anadarko realizes future cash flows in connection with a third-party production handling agreement for an offshore platform. Anadarko assumed abandonment obligations associated with these properties. A portion of the proceeds from this transaction was used to repay FCX’s remaining outstanding borrowings under its unsecured bank term loan.

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

In July 2016, FM O&G sold its Haynesville shale assets for cash consideration of $87 million, before closing adjustments. In June 2016, FM O&G sold certain oil and gas royalty interests to Black Stone Minerals, L.P. for cash consideration of $102 million, before closing adjustments. Under the full cost accounting rules, the proceeds from these transactions were recorded as a reduction of capitalized oil and gas properties, with no gain or loss recognition in 2016 because the reserves were not significant to the full cost pool.

NOTE 3.  OWNERSHIP IN SUBSIDIARIES AND JOINT VENTURES
Ownership in Subsidiaries.  FMC produces copper and molybdenum, with mines in North America and South America. At December 31, 2018, FMC’s operating mines in North America were Morenci, Bagdad, Safford, Sierrita and Miami located in Arizona; Tyrone and Chino located in New Mexico; and Henderson and Climax located in Colorado. FCX has a 72 percent interest (subsequent to the sale of a 13 percent undivided interest on May 31, 2016) in Morenci (refer to “Joint Ventures – Sumitomo and SMM Morenci, Inc.”) and owns 100 percent of the other North America mines. At December 31, 2018, operating mines in South America were Cerro Verde (53.56 percent owned) located in Peru and El Abra (51 percent owned) located in Chile. At December 31, 2018, FMC’s net assets totaled $16.0 billion and its accumulated deficit totaled $14.0 billion. FCX had no loans outstanding to FMC at December 31, 2018.

FCX’s direct share ownership in PT-FI totaled 81.28 percent through December 21, 2018, and 48.76 percent thereafter. PTI owned 9.36 percent of PT-FI through December 21, 2018, and FCX owned 100 percent of PTI through December 21, 2018. Refer to Note 2 for a discussion of the PT-FI divestment. Refer to “Joint Ventures - Former Rio Tinto Joint Venture” for discussion of PT-FI’s unincorporated joint venture. At December 31, 2018, PT-FI’s net assets totaled $10.5 billion and its retained earnings totaled $6.6 billion. FCX had $76 million in intercompany loans to PT-FI outstanding at December 31, 2018.

FCX owns 100 percent of the outstanding Atlantic Copper common stock. At December 31, 2018, Atlantic Copper’s net liabilities totaled $23 million and its accumulated deficit totaled $436 million. FCX had $434 million in intercompany loans to Atlantic Copper outstanding at December 31, 2018.

FCX owns 100 percent of FM O&G, which, as of December 31, 2018, has oil and gas assets that primarily include natural gas production onshore in South Louisiana and oil production offshore California. At December 31, 2018, FM O&G’s net liabilities totaled $14.2 billion and its accumulated deficit totaled $25.8 billion. FCX had $10.6 billion in intercompany loans to FM O&G outstanding at December 31, 2018, which were fully impaired.

Joint Ventures.  FCX has the following unincorporated joint ventures.

Former Rio Tinto Joint Venture. On December 21, 2018, PT-FI acquired Rio Tinto’s interest in the joint venture and is consolidating 100 percent of the Indonesia operations (refer to Note 2 for discussion of the PT-FI divestment). Pursuant to Rio Tinto’s previous joint venture agreement with PT-FI, Rio Tinto had a 40 percent interest in certain assets and future production exceeding specified annual amounts of copper, gold and silver through 2022 in Block A of PT-FI’s former Contract of Work (COW), and, after 2022, a 40 percent interest in all production from Block A. The amount due Rio Tinto for its share of joint venture cash flows was $30 million at December 31, 2017.

Sumitomo and SMM Morenci, Inc. FMC owns a 72 percent undivided interest in Morenci via an unincorporated joint venture. The remaining 28 percent is owned by Sumitomo (15 percent) and SMM Morenci, Inc. (13 percent). Each partner takes in kind its share of Morenci’s production. FMC purchased 178 million pounds of Morenci’s copper cathode from Sumitomo and SMM Morenci, Inc. at market prices for $519 million during 2018. FMC had receivables from Sumitomo and SMM Morenci, Inc. totaling $13 million at December 31, 2018, and $18 million at December 31, 2017.

NOTE 4.  INVENTORIES, INCLUDING LONG-TERM MILL AND LEACH STOCKPILES
The components of inventories follow:

	December 31,
	2018	2017
Current inventories:
Total materials and supplies, net[a]	$1,528	$1,323

Mill stockpiles	$282	$360
Leach stockpiles	1,171	1,062
Total current mill and leach stockpiles	$1,453	$1,422

Raw materials (primarily concentrate)	$260	$265
Work-in-process	192	154
Finished goods	1,326	985
Total product inventories	$1,778	$1,404

Long-term inventories:
Mill stockpiles	$265	$300
Leach stockpiles	1,049	1,109
Total long-term inventories[b]	$1,314	$1,409

a.	Materials and supplies inventory was net of obsolescence reserves totaling $24 million at December 31, 2018, and $29 million at December 31, 2017.

b.	Estimated metals in stockpiles not expected to be recovered within the next 12 months.

FCX recorded charges for adjustments to metals inventory carrying values of $4 million in 2018, $8 million in 2017 and $36 million in 2016 (primarily for molybdenum inventories).

NOTE 5.  PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT COSTS, NET
The components of net property, plant, equipment and mine development costs follow:

	December 31,
	2018	2017
Proven and probable mineral reserves	$7,089	$3,974
VBPP	477	536
Mine development and other	8,195	6,213
Buildings and infrastructure	8,051	7,553
Machinery and equipment	12,985	12,330
Mobile equipment	4,010	3,766
Construction in progress	3,006	2,971
Oil and gas properties	27,292	27,453
Total	71,105	64,796
Accumulated depreciation, depletion, and amortization[a]	(43,095)	(41,802)
Property, plant, equipment and mine development costs, net	$28,010	$22,994

a.	Includes accumulated amortization of $27.3 billion and $27.4 billion for oil and gas properties at December 31, 2018 and 2017, respectively.

In 2018, FCX recorded $4.6 billion for proven and probable mineral reserves and other property, plant, equipment and mine development costs associated with the acquisition of PT Rio Tinto Indonesia (refer to Note 2 for further discussion).

FCX recorded $1.7 billion for VBPP in connection with the FMC acquisition in 2007 (excluding $544 million associated with mining operations that were sold) and transferred $59 million to proven and probable mineral reserves during 2018 and $752 million prior to 2018 ($112 million in 2017). Cumulative impairments of VBPP total $485 million, which were primarily recorded in 2008.

Capitalized interest, which primarily related to FCX’s mining operations’ capital projects, totaled $96 million in 2018, $121 million in 2017 and $92 million in 2016.

During 2017 and 2018, FCX concluded there were no events or changes in circumstances that would indicate that the carrying amount of its long-lived mining assets might not be recoverable.

NOTE 6.  OTHER ASSETS
The components of other assets follow:

	December 31,
	2018	2017
Disputed tax assessments:[a]
PT-FI	$493	$417
Cerro Verde	183	185
Long-term receivable for taxes[b]	260	445
Intangible assets[c]	398	307
Investments:
Assurance bond[d]	126	123
PT Smelting[e]	125	61
Fixed income and equity securities	29	30
Other	36	48
Contingent consideration associated with sales of assets[f]	189	234
Legally restricted funds[g]	181	189
Rio Tinto’s share of ARO	—	68
Long-term employee receivables	20	20
Other	132	146
Total other assets	$2,172	$2,273

a.	Refer to Note 12 for further discussion.

b.	Includes tax overpayments and refunds not expected to be realized within the next 12 months (primarily associated with U.S. tax reform, refer to Note 11).

c.
Indefinite-lived intangible assets totaled $215 million at December 31, 2018 and 2017. Accumulated amortization of definite-lived intangible assets totaled $51 million at December 31, 2018, and $46 million at December 31, 2017.

d.	Relates to PT-FI’s commitment for the development of a new smelter in Indonesia (refer to Note 13 for further discussion).

e.
PT-FI’s 25 percent ownership in PT Smelting (smelter and refinery in Gresik, Indonesia) is recorded using the equity method. Amounts were reduced by unrecognized profits on sales from PT-FI to PT Smelting totaling $11 million at December 31, 2018, and $68 million at December 31, 2017. Trade accounts receivable from PT Smelting totaled $176 million at December 31, 2018, and $308 million at December 31, 2017.

f.	Refer to Note 2 for further discussion.

g.	Includes $180 million at December 31, 2018 and 2017, held in trusts for AROs related to properties in New Mexico (refer to Note 12 for further discussion).

NOTE 7.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The components of accounts payable and accrued liabilities follow:

	December 31,
	2018	2017
Accounts payable	$1,661	$1,546
Salaries, wages and other compensation	273	241
Accrued interest[a]	183	168
PT-FI contingencies[b]	162	—
Accrued taxes, other than income taxes	109	129
Pension, postretirement, postemployment and other employee benefits[c]	78	114
Deferred revenue	35	91
Accrued mining royalties	29	68
Other	95	140
Total accounts payable and accrued liabilities	$2,625	$2,497

a.	Third-party interest paid, net of capitalized interest, was $500 million in 2018, $565 million in 2017 and $743 million in 2016.

b.	Refer to Note 12 for further discussion.

c.	Refer to Note 9 for long-term portion.

NOTE 8.  DEBT
FCX’s debt at December 31, 2018, included additions of $58 million ($97 million at December 31, 2017) for unamortized fair value adjustments (primarily from the 2013 oil and gas acquisitions), and is net of reductions of $69 million ($85 million at December 31, 2017) for unamortized net discounts and unamortized debt issuance costs. The components of debt follow:

	December 31,
	2018	2017
Revolving credit facility	$—	$—
Cerro Verde credit facility	1,023	1,269
Senior notes and debentures:
Issued by FCX:
2.375% Senior Notes due 2018	—	1,408
3.100% Senior Notes due 2020	999	997
4.00% Senior Notes due 2021	597	596
6.75% Senior Notes due 2022	—	427
3.55% Senior Notes due 2022	1,886	1,884
6 7/8% Senior Notes due 2023	768	776
3.875% Senior Notes due 2023	1,915	1,914
4.55% Senior Notes due 2024	845	845
5.40% Senior Notes due 2034	741	740
5.450% Senior Notes due 2043	1,843	1,842
Issued by FMC:
7 1/8% Debentures due 2027	115	115
9½% Senior Notes due 2031	126	127
6 1/8% Senior Notes due 2034	117	116
Issued by Freeport-McMoRan Oil & Gas LLC (FM O&G LLC):
6 7/8% Senior Notes due 2023	—	54
Other	166	119
Total debt	11,141	13,229
Less current portion of debt	(17)	(1,414)
Long-term debt	$11,124	$11,815

Revolving Credit Facility. At December 31, 2018, there were no borrowings outstanding and $13 million in letters of credit issued under FCX’s revolving credit facility, resulting in availability of approximately $3.5 billion, of which approximately $1.5 billion could be used for additional letters of credit.

In April 2018, FCX, PT-FI and FM O&G LLC entered into a new $3.5 billion, five-year, unsecured revolving credit facility, which replaced FCX’s prior revolving credit facility (scheduled to mature on May 31, 2019). The new revolving credit facility is available until April 20, 2023, with $500 million available to PT-FI, and up to $1.5 billion available in letters of credit, and has a substantially similar structure and terms as the prior revolving credit facility. Interest on loans made under the new revolving credit facility is, at the option of FCX, determined based on the adjusted London Interbank Offered rate (LIBOR) or the alternate base rate (each as defined in the new revolving credit facility) plus a spread to be determined by reference to FCX’s credit ratings.

Cerro Verde Credit Facility. In March 2014, Cerro Verde entered into a five-year, $1.8 billion senior unsecured credit facility that is nonrecourse to FCX and the other shareholders of Cerro Verde. In June 2017, Cerro Verde’s credit facility was amended (balance outstanding at the time of amendment was $1.275 billion) to increase the commitment by $225 million to $1.5 billion, to modify the amortization schedule and to extend the maturity date to June 19, 2022. The amended credit facility amortizes in four installments, with $225 million due on December 31, 2020 (of which $5 million was prepaid during 2018 and $220 million was prepaid during 2017), $225 million due on June 30, 2021 (which was fully prepaid during 2018), $525 million due on December 31, 2021 (of which $20 million was prepaid during 2018), and the remaining balance due on the maturity date of June 19, 2022. All other terms, including the interest rates, remain the same. Interest under the term loan is based on LIBOR plus a spread based on Cerro Verde’s total net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio as defined in the agreement. The interest rate on Cerro Verde’s credit facility was 4.42 percent at December 31, 2018.

Cerro Verde Shareholder Loans. In December 2014, Cerro Verde entered into loan agreements with three of its shareholders for borrowings up to $800 million. In June 2017, Cerro Verde used the proceeds from its amended credit facility plus available cash to repay the balance of its outstanding shareholder loans. The remaining availability for borrowings under these agreements totals $200 million.

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

The principal amounts were increased by $151 million to reflect the remaining unamortized acquisition-date fair market value adjustments associated with the 2013 oil and gas acquisitions. In addition, FCX paid $14 million in cash consideration for FM O&G LLC’s senior notes that were tendered, which reduced the book value of the new FCX senior notes. All of these senior notes, except the 6.75% Senior Notes due 2022 and the 6 7/8% Senior Notes due 2023, were redeemed during 2017 and the 6.75% Senior Notes due 2022 were redeemed during 2018 (refer to Early Extinguishment and Exchanges of Debt in this note). The 6 7/8% Senior Notes due 2023 are redeemable in whole or in part, at the option of FCX, at a make-whole redemption price prior to February 15, 2020, and at a specified redemption price thereafter. As of December 31, 2018, the book value of these senior notes totaled $768 million, which reflects the remaining unamortized acquisition-date fair market value adjustments ($46 million) and the cash consideration ($6 million) that are being amortized over the term of these senior notes and recorded as a net reduction of interest expense.

In November 2014, FCX sold $750 million of 2.30% Senior Notes due 2017 (which matured and were repaid in 2017), $600 million of 4.00% Senior Notes due 2021, $850 million of 4.55% Senior Notes due 2024 and $800 million of 5.40% Senior Notes due 2034 for total net proceeds of $2.97 billion.

In March 2013, in connection with the financing of the 2013 oil and gas acquisitions, FCX issued $6.5 billion of unsecured senior notes in four tranches. FCX sold $1.5 billion of 2.375% Senior Notes due March 2018 (which matured and were repaid in 2018), $1.0 billion of 3.100% Senior Notes due March 2020, $2.0 billion of 3.875% Senior Notes due March 2023 and $2.0 billion of 5.450% Senior Notes due March 2043 for total net proceeds of $6.4 billion.

In February 2012, FCX sold $500 million of 2.15% Senior Notes due 2017 (which matured and were repaid in 2017) and $2.0 billion of 3.55% Senior Notes due 2022 for total net proceeds of $2.47 billion.

The 3.100% Senior Notes due 2020 and 4.00% Senior Notes due 2021 are redeemable in whole or in part, at the option of FCX, at a make-whole redemption price. The senior notes listed below are redeemable in whole or in part, at the option of FCX, at a make-whole redemption price prior to the dates stated below, and beginning on the dates stated below at 100 percent of principal.

Debt Instrument	Date
3.55% Senior Notes due 2022	December 1, 2021
3.875% Senior Notes due 2023	December 15, 2022
4.55% Senior Notes due 2024	August 14, 2024
5.40% Senior Notes due 2034	May 14, 2034
5.450% Senior Notes due 2043	September 15, 2042

These senior notes rank equally with FCX’s other existing and future unsecured and unsubordinated indebtedness.

Early Extinguishment and Exchanges of Debt. During 2018, FCX redeemed in full certain senior notes, and holders received the principal amounts together with the redemption premiums and accrued and unpaid interest up to the redemption date. A summary of these redemptions follows:

	Principal Amount	Net Adjustments	Book Value	Redemption Value	Gain
FCX 6.75% Senior Notes due 2022	$404	$22	$426	$418	$8
FM O&G LLC 6 7/8% Senior Notes due 2023	50	4	54	52	2
	$454	$26	$480	$470	$10

Partially offsetting the $10 million gain were losses of $3 million, primarily associated with Cerro Verde’s prepayments in 2018 and entering into the new revolving credit facility in April 2018.

During 2017, FCX redeemed in full or purchased in open-market transactions certain senior notes. A summary of these debt extinguishments follows:

	Principal Amount	Net Adjustments	Book Value	Redemption Value	Gain
2.375% Senior Notes due 2018	$74	$—	$74	$74	$—
FCX 6.125% Senior Notes due 2019	179	5	184	182	2
FM O&G LLC 6.125% Senior Notes due 2019	58	2	60	59	1
FCX 6½% Senior Notes due 2020	552	23	575	562	13
FM O&G LLC 6½% Senior Notes due 2020	65	3	68	66	2
FCX 6.625% Senior Notes due 2021	228	12	240	234	6
FM O&G LLC 6.625% Senior Notes due 2021	33	2	35	34	1
FM O&G LLC 6.750% Senior Notes due 2022	45	2	47	46	1
	$1,234	$49	$1,283	$1,257	$26

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

Restrictive Covenants. FCX’s revolving credit facility contains customary affirmative covenants and representations, and also contains a number of negative covenants that, among other things, restrict, subject to certain exceptions, the ability of FCX’s subsidiaries that are not borrowers or guarantors to incur additional indebtedness (including guarantee obligations) and FCX’s or its subsidiaries’ abilities to: create liens on assets; enter into sale and leaseback transactions; engage in mergers, liquidations and dissolutions; and sell assets. FCX’s revolving credit facility also contains financial ratios governing maximum total leverage and minimum interest expense coverage. FCX’s leverage ratio (ratio of total debt to consolidated EBITDA, as defined in the credit agreement) cannot exceed 3.75x, and the minimum interest expense coverage ratio (ratio of consolidated EBITDA to consolidated cash interest expense, as defined in the credit agreement) is 2.25x. FCX’s senior notes contain limitations on liens. At December 31, 2018, FCX was in compliance with all of its covenants.

Maturities.  Maturities of debt instruments based on the principal amounts and terms outstanding at December 31, 2018, total $17 million in 2019, $1.0 billion in 2020, $1.1 billion in 2021, $2.4 billion in 2022, $2.7 billion in 2023 and $3.9 billion thereafter.

NOTE 9.  OTHER LIABILITIES, INCLUDING EMPLOYEE BENEFITS
The components of other liabilities follow:

	December 31,
	2018	2017
Pension, postretirement, postemployment and other employment benefits[a]	$1,174	$1,154
Cerro Verde royalty dispute	631	368
Provision for tax positions	230	291
Other	195	199
Total other liabilities	$2,230	$2,012

a.	Refer to Note 7 for current portion.
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

FCX’s policy for determining asset-mix targets for the FMC plan assets held in a master trust (Master Trust) includes the periodic development of asset allocation studies and review of the liabilities to determine expected long-term rates of return and expected risk for various investment portfolios. FCX’s retirement plan administration and investment committee considers these studies in the formal establishment of asset-mix targets defined in the investment policy. FCX’s investment objective emphasizes diversification through both the allocation of the Master Trust assets among various asset classes and the selection of investment managers whose various styles are fundamentally complementary to one another and serve to achieve satisfactory rates of return. Diversification, by asset class and by investment manager, is FCX’s principal means of reducing volatility and exercising prudent investment judgment. FCX’s present target asset allocation approximates 41 percent equity investments (primarily global equities), 51 percent fixed income (primarily long-term treasury STRIPS or “separate trading or registered interest and principal securities”; long-term U.S. treasury/agency bonds; global fixed income securities; long-term, high-credit quality corporate bonds; high-yield and emerging markets fixed income securities; and fixed income debt securities) and 8 percent alternative investments (private real estate, real estate investment trusts and private equity).

The expected rate of return on plan assets is evaluated at least annually, taking into consideration asset allocation, historical and expected future performance on the types of assets held in the Master Trust, and the current economic environment. Based on these factors, FCX expects the pension assets will earn an average of 6.5 percent per annum beginning January 1, 2019. The 6.5 percent estimation was based on a passive return on a compound basis of 6.0 percent and a premium for active management of 0.5 percent reflecting the target asset allocation and current investment array.

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

PT-FI Plan. PT-FI has a defined benefit pension plan denominated in Indonesian rupiah covering substantially all of its Indonesian national employees. PT-FI funds the plan and invests the assets in accordance with Indonesian pension guidelines. The pension obligation was valued at an exchange rate of 14,409 rupiah to one U.S. dollar on December 31, 2018, and 13,480 rupiah to one U.S. dollar on December 31, 2017. Indonesian labor laws require that companies provide a minimum level of benefits to employees upon employment termination based on the reason for termination and the employee’s years of service. PT-FI’s pension benefit obligation includes benefits related to this law. PT-FI’s expected rate of return on plan assets is evaluated at least annually, taking into consideration its long-range estimated return for the plan based on the asset mix. Based on these factors, PT-FI expects its pension assets will earn an average of 7.75 percent per annum beginning January 1, 2019. The discount rate assumption for PT-FI’s plan is based on the Mercer Indonesian zero coupon bond yield curve derived from the Indonesian Government Security Yield Curve. Changes in the discount rate are reflected in PT-FI’s benefit obligation and, therefore, in future pension costs.

Plan Information. FCX uses a measurement date of December 31 for its plans. Information for those plans where the projected benefit obligations and the accumulated benefit obligations exceed the fair value of plan assets follows:

	December 31,
	2018	2017
Projected benefit obligation	$2,177	$2,287
Accumulated benefit obligation	2,048	2,163
Fair value of plan assets	1,373	1,521

Information on the FCX (FMC and SERP plans) and PT-FI plans as of December 31 follows:

	FCX		PT-FI
	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$2,343	$2,135	$240	$374
Service cost	44	44	13	20
Interest cost	84	91	14	23
Actuarial (gains) losses	(124)	188	(19)	(61)
Plan amendments	4	—	—	—
Foreign exchange (gains) losses	(1)	3	(15)	(2)
Curtailment[a]	—	—	—	(62)
Benefits and administrative expenses paid	(120)	(118)	(13)	(52)
Benefit obligation at end of year	2,230	2,343	220	240

Change in plan assets:
Fair value of plan assets at beginning of year	1,588	1,329	269	284
Actual return on plan assets	(104)	230	(5)	11
Employer contributions[b]	70	145	4	28
Foreign exchange (losses) gains	(1)	2	(17)	(2)
Benefits and administrative expenses paid	(120)	(118)	(13)	(52)
Fair value of plan assets at end of year	1,433	1,588	238	269
Funded status	$(797)	$(755)	$18	$29

Accumulated benefit obligation	$2,101	$2,218	$181	$194

Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.40%	3.70%	8.25%	6.75%
Rate of compensation increase	3.25%	3.25%	4.00%	4.00%

Balance sheet classification of funded status:
Other assets	$7	$11	$18	$29
Accounts payable and accrued liabilities	(4)	(4)	—	—
Other liabilities	(800)	(762)	—	—
Total	$(797)	$(755)	$18	$29

a.	Resulted from the 2017 PT-FI reductions in workforce (refer to Restructuring Charges in this note for further discussion).

b.
Employer contributions for 2019 are expected to approximate $74 million for the FCX plans and $2 million for the PT-FI plan (based on a December 31, 2018, exchange rate of 14,409 Indonesian rupiah to one U.S. dollar).

During 2018, the actuarial gain of $124 million for the FCX pension plans primarily resulted from the increase in the discount rate from 3.70 percent to 4.40 percent ($205 million), partially offset by new census data incorporated into the valuations ($33 million) and updated demographic assumptions ($49 million) mainly resulting from mortality updates. During 2017, the actuarial loss of $188 million for the FCX pension plans primarily resulted from the decrease in the discount rate from 4.40 percent to 3.70 percent and the update to the actuarial basis for lump sum conversions.

During 2018, the actuarial gain of $19 million for the PT-FI pension plan primarily resulted from the increase in the discount rate from 6.75 percent to 8.25 percent and demographic experience gains. During 2017, the actuarial gain of $61 million resulted primarily because of the workforce reduction during 2017, experience gains and a decline in the rate of compensation increase, partially offset by the decrease in the discount rate from 8.25 percent to 6.75 percent.

The weighted-average assumptions used to determine net periodic benefit cost and the components of net periodic benefit cost for FCX’s pension plans for the years ended December 31 follow:

	2018	2017	2016
Weighted-average assumptions:[a]
Discount rate	3.70%	4.40%	4.60%
Expected return on plan assets	6.50%	7.00%	7.25%
Rate of compensation increase	3.25%	3.25%	3.25%

Service cost	$44	$44	$27
Interest cost	84	91	93
Expected return on plan assets	(101)	(93)	(96)
Amortization of net actuarial losses	49	49	42
Net periodic benefit cost	$76	$91	$66

a.	The assumptions shown relate only to the FMC plans.

The weighted-average assumptions used to determine net periodic benefit cost and the components of net periodic benefit cost for PT-FI’s pension plan for the years ended December 31 follow:

	2018	2017	2016
Weighted-average assumptions:
Discount rate	6.75%	8.25%	9.00%
Expected return on plan assets	6.75%	7.75%	7.75%
Rate of compensation increase	4.00%	8.00%	9.40%

Service cost	$13	$20	$27
Interest cost	14	23	29
Expected return on plan assets	(19)	(21)	(17)
Amortization of prior service cost	2	2	3
Amortization of net actuarial (gain) loss	(1)	—	5
Curtailment loss	—	4	—
Net periodic benefit cost	$9	$28	$47

Included in accumulated other comprehensive loss are the following amounts that have not been recognized in net periodic pension cost as of December 31:

	2018		2017
	Before Taxes	After Taxes and Noncontrolling Interests	Before Taxes	After Taxes and Noncontrolling Interests
Net actuarial loss	$659	$539	$620	$412
Prior service costs	13	8	10	6
	$672	$547	$630	$418

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

A summary of the fair value for pension plan assets, including those measured at net asset value (NAV) as a practical expedient, associated with the FCX plans follows:

	Fair Value at December 31, 2018
	Total	NAV	Level 1	Level 2	Level 3
Commingled/collective funds:
Global equity	$291	$291	$—	$—	$—
Fixed income securities	144	144	—	—	—
Global fixed income securities	108	108	—	—	—
Emerging markets equity	71	71	—	—	—
Real estate property	55	55	—	—	—
U.S. small-cap equity	54	54	—	—	—
International small-cap equity	47	47	—	—	—
U.S. real estate securities	41	41	—	—	—
Short-term investments	15	15	—	—	—
Fixed income:
Government bonds	224	—	—	224	—
Corporate bonds	211	—	—	211	—
Global large-cap equity securities	94	—	94	—	—
Private equity investments	15	15	—	—	—
Other investments	61	—	16	45	—
Total investments	1,431	$841	$110	$480	$—

Cash and receivables	32
Payables	(30)
Total pension plan net assets	$1,433

	Fair Value at December 31, 2017
	Total	NAV	Level 1	Level 2	Level 3
Commingled/collective funds:
Global equity	$404	$404	$—	$—	$—
Fixed income securities	154	154	—	—	—
Global fixed income securities	115	115	—	—	—
Emerging markets equity	87	87	—	—	—
International small-cap equity	72	72	—	—	—
U.S. small-cap equity	67	67	—	—	—
Real estate property	50	50	—	—	—
U.S. real estate securities	45	45	—	—	—
Short-term investments	12	12	—	—	—
Fixed income:
Government bonds	208	—	—	208	—
Corporate bonds	168	—	—	168	—
Global large-cap equity securities	119	—	119	—	—
Private equity investments	20	20	—	—	—
Other investments	62	—	19	43	—
Total investments	1,583	$1,026	$138	$419	$—

Cash and receivables	21
Payables	(16)
Total pension plan net assets	$1,588
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

A summary of the fair value hierarchy for pension plan assets associated with the PT-FI plan follows:

	Fair Value at December 31, 2018
	Total	Level 1	Level 2	Level 3
Government bonds	$72	$72	$—	$—
Common stocks	72	72	—	—
Mutual funds	20	20	—	—
Total investments	164	$164	$—	$—

Cash and receivables[a]	75
Payables	(1)
Total pension plan net assets	$238

	Fair Value at December 31, 2017
	Total	Level 1	Level 2	Level 3
Government bonds	$81	$81	$—	$—
Common stocks	78	78	—	—
Mutual funds	16	16	—	—
Total investments	175	$175	$—	$—

Cash and receivables[a]	94
Total pension plan net assets	$269

a.	Cash consists primarily of short-term time deposits.

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

The expected benefit payments for FCX’s and PT-FI’s pension plans follow:

	FCX	PT-FIa
2019	$117	$45
2020	160	11
2021	123	19
2022	126	22
2023	128	30
2024 through 2028	664	160

a.	Based on a December 31, 2018, exchange rate of 14,409 Indonesian rupiah to one U.S. dollar.

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

The benefit obligation (funded status) for the postretirement medical and life insurance benefit plans consisted of a current portion of $13 million (included in accounts payable and accrued liabilities) and a long-term portion of $115 million (included in other liabilities) at December 31, 2018, and a current portion of $14 million and a long-term portion of $129 million at December 31, 2017. The discount rate used to determine the benefit obligation for these plans, which was determined on the same basis as FCX’s pension plans, was 4.20 percent at December 31, 2018, and 3.50 percent at December 31, 2017. Expected benefit payments for these plans total $13 million for 2019, $13 million for 2020, $13 million for 2021, $12 million for 2022, $11 million for 2023 and $47 million for 2024 through 2028.

The net periodic benefit cost charged to operations for FCX’s postretirement benefits (primarily for interest costs) totaled $5 million in 2018, $5 million in 2017 and $4 million in 2016. The discount rate used to determine net periodic benefit cost and the components of net periodic benefit cost for FCX’s postretirement benefits was 3.50 percent in 2018, 3.80 percent in 2017 and 4.10 percent in 2016. The medical-care trend rates assumed the first year trend rate was 7.75 percent at December 31, 2018, which declines over the next 15 years with an ultimate trend rate of 4.25 percent.

FCX has a number of postemployment plans covering severance, long-term disability income, continuation of health and life insurance coverage for disabled employees or other welfare benefits. The accumulated postemployment benefit consisted of a current portion of $6 million (included in accounts payable and accrued liabilities) and a long-term portion of $39 million (included in other liabilities) at December 31, 2018, and a current portion of $5 million and a long-term portion of $38 million at December 31, 2017.

FCX also sponsors savings plans for the majority of its U.S. employees. The plans allow employees to contribute a portion of their pre-tax income in accordance with specified guidelines. These savings plans are principally qualified 401(k) plans for all U.S. salaried and non-bargained hourly employees. In these plans, participants exercise control and direct the investment of their contributions and account balances among various investment options. FCX contributes to these plans at varying rates and matches a percentage of employee pre-tax deferral contributions up to certain limits, which vary by plan. For employees whose eligible compensation exceeds certain levels, FCX provides an unfunded defined contribution plan, which had a liability balance of $45 million at December 31, 2018, and $46 million at December 31, 2017, all of which was included in other liabilities.

The costs charged to operations for employee savings plans totaled $75 million in 2018 (none of which was capitalized), $65 million in 2017 (none of which was capitalized) and $78 million in 2016 (of which $4 million was capitalized to oil and gas properties). FCX has other employee benefit plans, certain of which are related to FCX’s financial results, which are recognized in operating costs.

Restructuring Charges. As a result of the first-quarter 2017 regulatory restrictions and uncertainties regarding long-term investment stability, PT-FI took actions to adjust its cost structure, reduce its workforce and slow investments in its underground development projects and new smelter. These actions included workforce reductions through furlough and voluntary retirement programs. Following the furlough and voluntary retirement programs, a significant number of employees and contractors elected to participate in an illegal strike action beginning in May 2017, and were subsequently deemed to have voluntarily resigned under the existing Indonesian laws and regulations. As a result, PT-FI recorded charges in 2017 to production costs of $120 million, and selling, general and administrative costs of $5 million for employee severance and related costs, and a pension curtailment loss of $4 million in production costs.

In early 2016, FCX restructured its oil and gas business to reduce costs and in late 2016, FCX sold substantially all of its remaining oil and gas properties. As a result, FCX recorded charges of $85 million to selling, general and administrative expenses and $6 million to production costs for net restructuring-related costs in 2016.

NOTE 10.  STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
FCX’s authorized shares of capital stock total 3.05 billion shares, consisting of 3.0 billion shares of common stock and 50 million shares of preferred stock.

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

In February 2018, FCX’s Board of Directors (the Board) reinstated a cash dividend on FCX’s common stock with an annual rate of $0.20 per share. The declaration of dividends is at the discretion of the Board and will depend on FCX’s financial results, cash requirements, future prospects and other factors deemed relevant by the Board.

Accumulated Other Comprehensive Loss. A summary of changes in the balances of each component of accumulated other comprehensive loss, net of tax, follows:

	Defined Benefit Plans	Unrealized Losses on Securities	Translation Adjustment	Total
Balance at January 1, 2016	$(507)	$(6)	$10	$(503)
Amounts arising during the period[a,b]	(91)	2	—	(89)
Amounts reclassified[c]	44	—	—	44
Balance at December 31, 2016	(554)	(4)	10	(548)
Amounts arising during the period[a,b]	7	1	—	8
Amounts reclassified[c]	53	—	—	53
Balance at December 31, 2017	(494)	(3)	10	(487)
Adoption of new accounting standard for reclassification of income taxes (refer to Note 1)	(79)	—	—	(79)
Amounts arising during the period[a,b]	(84)	—	—	(84)
Amounts reclassified[c]	48	3	—	51
Sale of interest in PT-FI (refer to Note 2)	(6)	—	—	(6)
Balance at December 31, 2018	$(615)	$—	$10	$(605)

a.	Includes net actuarial (losses) gains, net of noncontrolling interest, totaling $(79) million for 2016, $52 million for 2017 and $(87) million for 2018.

b.	Includes tax provision totaling $11 million for 2016, $45 million for 2017 and $4 million for 2018.

c.	Includes amortization primarily related to actuarial losses, net of taxes of $4 million for 2016, $5 million for 2017 and none for 2018.

Stock Award Plans.  FCX currently has awards outstanding under various stock-based compensation plans. The stockholder-approved 2016 Stock Incentive Plan (the 2016 Plan) provides for the issuance of stock options, SARs, restricted stock, RSUs, PSUs and other stock-based awards for up to 72 million common shares. As of December 31, 2018, 58.6 million shares were available for grant under the 2016 Plan, and no shares were available under other plans.

Stock-Based Compensation Cost. Compensation cost charged against earnings for stock-based awards for the years ended December 31 follows:

	2018		2017		2016
Selling, general and administrative expenses	$62		$55		$69
Production and delivery	12		16		16
Capitalized costs	—		—		4
Total stock-based compensation	74		71		89
Less capitalized costs	—		—		(4)
Tax benefit and noncontrolling interests’ share	(4)	[a]	(4)	[a]	(3)	[a]
Impact on net income (loss) from continuing operations	$70		$67		$82
a. Charges in the U.S. are not expected to generate a future tax benefit.

Stock Options. Stock options granted under the plans generally expire 10 years after the date of grant. Stock options granted prior to 2018 generally vest in 25 percent annual increments and beginning in 2018 awards granted vest in 33 percent annual increments beginning one year from the date of grant. The award agreements provide that participants will receive the following year’s vesting upon retirement. Therefore, on the date of grant, FCX accelerates one year of amortization for retirement-eligible employees. Stock options provide for accelerated vesting only upon certain qualifying terminations of employment within one year following a change of control.
A summary of stock options outstanding as of December 31, 2018, and activity during the year ended December 31, 2018, follows:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at January 1	48,014,688	$28.63
Granted	3,315,000	18.74
Exercised	(801,706)	10.05
Expired/Forfeited	(3,721,618)	39.26
Balance at December 31	46,806,364	27.40	4.5	$38

Vested and exercisable at December 31	39,919,885	29.80	3.8	$26

The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option valuation model. Expected volatility is based on implied volatilities from traded options on FCX’s common stock and historical volatility of FCX’s common stock. FCX uses historical data to estimate future option exercises, forfeitures and expected life. When appropriate, separate groups of employees who have similar historical exercise behavior are considered separately for valuation purposes. The expected dividend rate is calculated using the annual dividend (excluding supplemental dividends) at the date of grant. The risk-free interest rate is based on Federal Reserve rates in effect for bonds with maturity dates equal to the expected term of the option.

Information related to stock options during the years ended December 31 follows:

	2018	2017	2016
Weighted-average assumptions used to value stock option awards:
Expected volatility	46.1%	51.4%	71.6%
Expected life of options (in years)	5.92	5.70	5.34
Expected dividend rate	1.2%	—	—
Risk-free interest rate	2.6%	2.0%	1.3%
Weighted-average grant-date fair value (per share)	$7.84	$7.61	$2.64
Intrinsic value of options exercised	$7	$5	$—	[a]
Fair value of options vested	$24	$25	$43
a. Rounds to less than $1 million.

As of December 31, 2018, FCX had $23 million of total unrecognized compensation cost related to unvested stock options expected to be recognized over a weighted-average period of approximately 1.4 years.

Stock-Settled PSUs and RSUs. Beginning in 2014, FCX’s executive officers were granted PSUs that vest after three years. For the PSUs granted in 2017 and 2016, the final number of shares to be issued to the executive officers will be determined based on (i) FCX’s achievement of certain financial and operational performance metrics and (ii) FCX’s total shareholder return compared to the shareholder return of a peer group. The total grant date target shares related to the PSU grants were 0.6 million for 2017 and 1.5 million for 2016, of which the executive officers will earn (i) between 0 percent and 175 percent of the target shares based on achievement of financial and operating metrics and (ii) +/- 25 percent of the target shares based on FCX’s total shareholder return compared to a peer group. For the PSUs granted in 2018, the final number of shares to be issued to the executive officers will be determined based on (i) FCX’s achievement of certain financial metrics and (ii) FCX’s total shareholder return compared to the shareholder return of a peer group. The total grant date target shares related to the PSU grants were 0.5 million for 2018, of which the executive officers will earn (i) between 0 percent and 200 percent of the target shares based on achievement of financial metrics and (ii) +/- 25 percent of the target shares based on FCX’s total shareholder return compared to a peer group.

All of FCX’s executive officers are retirement eligible, and their PSU awards are therefore non-forfeitable. As such, FCX charges the estimated fair value of the PSU awards to expense at the time the financial and operational, if applicable, metrics are established.

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

Dividends attributable to RSUs and PSUs accrue and are paid if the award vests. A summary of outstanding stock-settled RSUs and PSUs as of December 31, 2018, and activity during the year ended December 31, 2018, follows:

	Number of Awards		Weighted-Average Grant-Date Fair Value Per Award	Aggregate Intrinsic Value
Balance at January 1	5,206,624		$18.48
Granted	2,127,785	[a]	19.11
Vested	(753,806)		15.53
Forfeited	(775,966)		11.91
Balance at December 31	5,804,637		19.97	$60
a. Excludes 187 thousand PSUs related to 2017 grants for which the performance metrics have not yet been established.

The total fair value of stock-settled RSUs and PSUs granted was $41 million during 2018, $32 million during 2017 and $37 million during 2016. The total intrinsic value of stock-settled RSUs vested was $14 million during 2018, $45 million during 2017 and $22 million during 2016. As of December 31, 2018, FCX had $6 million of total unrecognized compensation cost related to unvested stock-settled RSUs expected to be recognized over approximately 1.1 years.

Cash-Settled RSUs and PSUs. Cash-settled RSUs are similar to stock-settled RSUs, but are settled in cash rather than in shares of common stock. These cash-settled RSUs generally vest over three years of service. The award agreements for cash-settled RSUs provide for accelerated vesting upon certain qualifying terminations of employment within one year following a change of control (as defined in the award agreements).

In 2015, certain members of FM O&G’s senior management were granted cash-settled PSUs that vested over three years. The total grant date target shares related to the 2015 cash-settled PSU grants were 582 thousand shares, of which FM O&G’s senior management earned a total of 487 thousand shares at maturity during 2018 based on the achievement of applicable performance goals.

The cash-settled RSUs and PSUs are classified as liability awards, and the fair value of these awards is remeasured each reporting period until the vesting dates.

Dividends attributable to cash-settled RSUs and PSUs accrue and are paid if the award vests. A summary of outstanding cash-settled RSUs and PSUs as of December 31, 2018, and activity during the year ended December 31, 2018, follows:

	Number of Awards	Weighted-Average Grant-Date Fair Value Per Award	Aggregate Intrinsic Value
Balance at January 1	1,307,235	$13.32
Granted	870,312	17.91
Vested	(666,975)	14.12
Forfeited	(23,706)	15.92
Balance at December 31	1,486,866	15.61	$15

The total grant-date fair value of cash-settled RSUs was $16 million during 2018, $10 million during 2017 and $4 million during 2016. The intrinsic value of cash-settled RSUs and PSUs vested was $12 million during 2018, $27 million during 2017 and $15 million during 2016. The accrued liability associated with cash-settled RSUs consisted of a current portion of $7 million (included in accounts payable and accrued liabilities) and a long-term portion of $3 million (included in other liabilities) at December 31, 2018, and a current portion of $11 million and a long-term portion of $5 million at December 31, 2017.

Other Information. The following table includes amounts related to exercises of stock options and vesting of RSUs during the years ended December 31:

	2018	2017	2016
FCX shares tendered to pay the exercise price
and/or the minimum required taxes[a]	195,322	1,041,937	906,120
Cash received from stock option exercises	$8	$5	$—	[b]
Actual tax benefit realized for tax deductions	$3	$1	$—	[b]
Amounts FCX paid for employee taxes	$4	$15	$6

a.	Under terms of the related plans, upon exercise of stock options and vesting of stock-settled RSUs, employees may tender FCX shares to pay the exercise price and/or the minimum required taxes.

b.	Rounds to less than $1 million.

NOTE 11.  INCOME TAXES
Geographic sources of income (losses) before income taxes and equity in affiliated companies’ net earnings for the years ended December 31 consist of the following:

	2018	2017	2016
U.S.	$390	$20	$(5,179)
Foreign	3,502	2,882	1,707
Total	$3,892	$2,902	$(3,472)

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

FCX’s (provision for) benefit from income taxes for the years ended December 31 consist of the following:

	2018		2017		2016
Current income taxes:
Federal	$46	[a]	$(3)		$164
State	1		(10)		17
Foreign	(1,445)	[a]	(1,426)		(352)
Total current	(1,398)		(1,439)		(171)

Deferred income taxes:
Federal	(106)		64		137
State	(8)		10		41
Foreign	(102)		89		(451)
Total deferred	(216)		163		(273)

Adjustments	504	[b]	393	[c]	13	[d]
Operating loss carryforwards	119		—		60
Provision for income taxes	$(991)		$(883)		$(371)

a.
In 2018, FCX completed its analysis of the Act and recognized benefits totaling $123 million ($76 million to the U.S. tax provision and $47 million to PT-FI’s tax provision) associated with alternative minimum tax (AMT) credit refunds.

b.	Includes net tax credits totaling $504 million resulting from the reduction in PT-FI's statutory tax rates in accordance with PT-FI’s new special mining license (IUPK).

c.
Includes net tax credits totaling $393 million associated with the Act, including $272 million for the reversal of valuation allowances associated with AMT credit refunds and $121 million for a decrease in corporate income tax rates.

d.	Benefit related to changes in Peruvian tax rules.

A reconciliation of the U.S. federal statutory tax rate to FCX’s effective income tax rate for the years ended December 31 follows:

	2018			2017		2016
	Amount		Percent	Amount	Percent	Amount		Percent
U.S. federal statutory tax rate	$(817)		(21)%	$(1,016)	(35)%	$1,215		(35)%
Valuation allowance, net	129	[a]	3	28	1	(1,680)	[b]	48
Foreign tax credit limitation	(195)		(5)	(159)	(5)	(598)		17
U.S. tax reform[c]	123		3	393	14	—		—
Cerro Verde royalty dispute[d]	(55)		(1)	(129)	(5)	—		—
Change in PT-FI tax rates	504		13	—	—	—		—
Impairment of oil and gas properties	—		—	—	—	520	[e]	(15)
Percentage depletion	141		4	227	8	211		(6)
Withholding and other impacts on
foreign earnings	(232)		(6)	(216)	(7)	(93)		3
Effect of foreign rates different than the U.S.
federal statutory rate	(494)		(13)	17	1	45		(1)
State income taxes	7		1	(5)	(1)	46	[b]	(1)
Other items, net	(102)		(3)	(23)	(1)	(37)		1
Provision for income taxes	$(991)		(25)%	$(883)	(30)%	$(371)		11%

a.	Refer to “Valuation Allowance” below for discussion of changes.

b.
Includes tax charges totaling $1.6 billion in 2016 as a result of the impairment to U.S. oil and gas properties to establish valuation allowances against U.S. federal and state deferred tax assets that will not generate a future benefit.

c.	Refer to discussion of 2017 U.S. Tax Reform below.

d.	Refer to Note 12 for further discussion of the Cerro Verde royalty dispute.

e.	Reflects a loss under U.S. federal income tax law related to the impairment of investments in oil and gas properties.

FCX paid federal, state and foreign income taxes totaling $2 billion in 2018, $702 million in 2017 and $203 million in 2016 (including $27 million for discontinued operations). FCX received refunds of federal, state and foreign income taxes of $108 million in 2018, $329 million in 2017 and $247 million in 2016.

The components of deferred taxes follow:

	December 31,
	2018	2017
Deferred tax assets:
Foreign tax credits	$1,814	$2,129
Accrued expenses	881	789
Oil and gas properties	—	236
Net operating losses	2,235	2,043
Employee benefit plans	245	248
Other	212	260
Deferred tax assets	5,387	5,705
Valuation allowances	(4,507)	(4,575)
Net deferred tax assets	880	1,130

Deferred tax liabilities:
Property, plant, equipment and mine development costs	(4,200)	(3,754)
Undistributed earnings	(578)	(811)
Other	(130)	(223)
Total deferred tax liabilities	(4,908)	(4,788)
Net deferred tax liabilities	$(4,028)	$(3,658)

Tax Attributes. At December 31, 2018, FCX had (i) U.S. foreign tax credits of $1.8 billion that will expire between 2019 and 2027, (ii) U.S. federal net operating losses of $6.0 billion that expire between 2036 and 2037, (iii) U.S. state net operating losses of $10.5 billion that expire between 2019 and 2038, (iv) Spanish net operating losses of $537 million that can be carried forward indefinitely and (v) Indonesian net operating losses of $975 million that expire between 2020 and 2025.

Valuation Allowance. On the basis of available information at December 31, 2018, including positive and negative evidence, FCX has provided valuation allowances for certain of its deferred tax assets where it believes it is more likely than not that some portion or all of such assets will not be realized. Valuation allowances totaled $4.5 billion at December 31, 2018, and $4.6 billion at December 31, 2017, and covered all of FCX’s U.S. foreign tax credits, U.S. federal net operating losses, foreign net operating losses and substantially all of its U.S. state net operating losses. FCX’s valuation allowances at December 31, 2017, also covered all of its U.S. federal capital losses.

The valuation allowance related to FCX’s U.S. foreign tax credits totaled $1.8 billion at December 31, 2018. FCX has operations in tax jurisdictions where statutory income taxes and withholding taxes are in excess of the U.S. federal income tax rate. Valuation allowances are recorded on foreign tax credits for which no benefit is expected to be realized.

The valuation allowance related to FCX’s U.S. federal, state and foreign net operating losses and foreign deferred tax assets totaled $2.2 billion and $458 million, respectively, at December 31, 2018. Net operating losses and deferred tax assets represent future deductions for which a benefit will only be realized to the extent these deductions offset future income. FCX develops an estimate of which future tax deductions will be realized and provides a valuation allowance to the extent these deductions are not expected to be realized in future periods.

Valuation allowances will continue to be carried on U.S. foreign tax credits, U.S. federal, state and foreign net operating losses and U.S. federal, state and foreign deferred tax assets, until such time that (i) FCX generates taxable income against which any of the assets, credits or net operating losses can be used, (ii) forecasts of future income provide sufficient positive evidence to support reversal of the valuation allowances or (iii) FCX identifies a prudent and feasible means of securing the benefit of the assets, credits or net operating losses that can be implemented.

The $68 million net decrease in the valuation allowances during 2018 primarily related to decreases totaling $315 million in U.S. foreign tax credits associated with expirations and 2017 tax reform adjustments, and $45 million in U.S. federal net operating losses associated with 2018 usage and 2017 tax reform adjustments, partly offset by a $244 million increase in foreign net operating losses for which no benefit is expected to be realized.

2017 U.S. Tax Reform. The Act, which was enacted on December 22, 2017, included significant modifications to then-existing U.S. tax laws and created many new complex tax provisions. The Act reduced the corporate income tax rate to 21 percent, eliminated the corporate AMT, provided for a refund of AMT credits, maintained hard minerals percentage depletion, allowed for immediate expensing of certain qualified property and generally broadened the tax base. The Act also created a territorial tax system (with a one-time mandatory tax on previously deferred foreign earnings), created anti-base erosion rules that require companies to pay a minimum tax on foreign earnings and may disallow certain payments from U.S. corporations to foreign related parties.

In December 2018, FCX completed its analysis of the Act and recognized benefits totaling $123 million associated with AMT credit refunds. In 2017, FCX recorded net tax benefits related to specific provisions of the Act totaling $393 million, reflecting the reversal of valuation allowances associated with anticipated refunds of AMT credits through 2021 ($272 million) and a decrease in corporate income tax rates ($121 million).

Elimination of Corporate AMT and Refund of AMT Credits. For tax years beginning after December 31, 2017, the corporate AMT was repealed. FCX has historically incurred an AMT liability in excess of regular tax liability, resulting in accumulated AMT credits totaling $490 million as of December 31, 2017. The Act allows the use of existing corporate AMT credits to offset regular tax liability for tax years after December 31, 2017. AMT credits in excess of regular liability are refundable on tax returns for the years 2018 through 2021.

Prior to the Act, FCX recognized a $110 million benefit for AMT credits expected to be refunded. As a result of the Act, FCX recognized a provisional net benefit of $272 million in 2017, consisting of a $380 million tax benefit for historical AMT credits expected to be refunded, partially offset by a $108 million tax charge to establish a reserve for uncertain tax positions. At December 31, 2018, FCX recognized an additional $123 million net benefit for historical AMT credits consisting of $51 million in additional refundable credits and $72 million in reduction to reserves.

Reduction in Corporate Income Tax Rate. The Act reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent. While applicable for years after December 31, 2017, existing income tax accounting guidance requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. In fourth-quarter 2017, FCX recognized this change in the federal statutory rate and recorded a provisional net benefit of $121 million, consisting of a $1.1 billion tax benefit associated with changes in related valuation allowances, partly offset by a $975 million tax charge related to existing net U.S. federal deferred tax assets and liabilities. In fourth-quarter 2018, FCX finalized the impact of this change in federal statutory rate resulting in a net zero impact, consisting of a $32 million tax benefit associated with changes in related valuation allowances offset by a $32 million tax charge related to existing net U.S. federal deferred tax assets and liabilities.

Transition Tax on Previously Deferred Foreign Earnings. Under the Act, U.S. shareholders owning at least 10 percent of a foreign subsidiary generally must recognize taxable income equal to the shareholder’s pro rata share of accumulated post-1986 historical Earnings and Profits (E&P). The portion of any E&P associated with cash or cash equivalents is taxed at a rate of 15.5 percent, while any remaining E&P is taxed at a reduced rate of 8 percent. The resulting tax liability (Transition Tax) may be reduced by available foreign tax credits. Because FCX operates in foreign jurisdictions with statutory tax rates in excess of the U.S. historical statutory tax rate of 35 percent, the December 31, 2017, Transition Tax was fully offset by foreign tax credits generated in 2017. During fourth-quarter 2018, additional guidance was released by the IRS clarifying the computation of Transition Tax liability. As a result of this additional guidance, FCX recognized a $29 million tax charge related to Transition Tax for 2018.

Anti-Base Erosion Rules. For tax years that begin after December 31, 2017, applicable taxpayers are required to pay the Base Erosion Anti-Abuse Tax (BEAT). BEAT is an alternative tax calculation that disallows deduction of certain amounts paid or accrued by a U.S. taxpayer to a foreign related party. The BEAT provisions do not currently impact FCX’s computation of U.S. federal taxable income.

The Act also included provisions to tax a new class of income called Global Intangible Low-Taxed Income (GILTI). Under the new GILTI provisions, FCX will use U.S. federal net operating loss carryforwards in current and future tax years against income that would otherwise not generate a net tax liability absent the availability of net operating losses. As a result, FCX does not consider GILTI to be a source of income against which a benefit for U.S. federal net operating losses can be realized. Under U.S. generally accepted accounting principles, FCX is allowed to make an accounting policy choice of either (i) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred or (ii) factoring such amounts into the measurement of deferred taxes. FCX has elected to treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred.

Executive Compensation Limitation. For tax years beginning after December 31, 2017, tax deductible compensation of covered employees is limited to $1 million. In addition, the definition of covered employees is revised to include the principal executive officer, the principal financial officer, and the three other highest paid officers. If an individual is a covered employee for a tax year beginning after December 31, 2016, the individual remains a covered employee for all future years. Under a transition rule, the changes do not apply to any remuneration under specified contracts in effect on November 2, 2017. During fourth-quarter 2018, FCX determined that only immaterial adjustments were needed in relation to future disallowance of deferred executive compensation balances as of December 31, 2017.

Other. As of December 31, 2018, FCX has offset $5.4 billion of foreign source income with U.S. source losses. Under existing U.S. tax law, FCX has the ability to re-characterize $5.4 billion of future U.S. source income into foreign source income. While utilization of U.S. foreign tax credits is dependent upon FCX generating future U.S. tax liabilities within the carryforward period, this re-sourcing may permit FCX to utilize up to $1.1 billion of the $1.8 billion foreign tax credits that would otherwise expire unused.

Other Events. On December 21, 2018, FCX completed the transaction with the Indonesian government regarding PT-FI’s long-term mining rights and share ownership. Concurrent with closing the transaction, the Indonesian government granted PT-FI an IUPK to replace its former COW. Under the terms of the IUPK, PT-FI is subject to a 25 percent corporate income tax rate and a 10 percent profits tax on net income beginning in 2019. As a result of the change in statutory tax rate applicable to deferred income tax liabilities, during fourth-quarter 2018, FCX recognized a tax credit of $504 million.

SUNAT, the Peru national tax authority, has assessed mining royalties on ore processed by the Cerro Verde concentrator for the period December 2006 to December 2013, which Cerro Verde has contested on the basis that its 1998 stability agreement exempts from royalties all minerals extracted from its mining concessions, irrespective of the method used for processing those minerals. Refer to Note 12 for further discussion of the Cerro Verde royalty dispute and net charges recorded in 2018 and 2017.

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

In 2010, the Chilean legislature approved an increase in mining royalty taxes to help fund earthquake reconstruction activities, education and health programs. Mining royalty taxes at FCX’s El Abra mine were 4 percent for the years 2013 through 2017. Beginning in 2018, and through 2023, rates moved to a sliding scale of 5 to 14 percent (depending on a defined operational margin).

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

	2018	2017	2016
Balance at beginning of year	$390	$101	$110
Additions:
Prior year tax positions	100	302	5
Current year tax positions	14	6	28
Decreases:
Prior year tax positions	(86)	(1)	(3)
Settlements with taxing authorities	(9)	(17)	—
Lapse of statute of limitations	(5)	(1)	(39)
Balance at end of year	$404	$390	$101

The total amount of accrued interest and penalties associated with unrecognized tax benefits included in the consolidated balance sheets was $186 million at December 31, 2018, primarily relating to unrecognized tax benefits associated with royalties and other related mining taxes, and $22 million at December 31, 2017, and $19 million at December 31, 2016.

The reserve for unrecognized tax benefits of $404 million at December 31, 2018, included $296 million ($147 million net of income tax benefits and valuation allowances) that, if recognized, would reduce FCX’s provision for income taxes. Changes to the reserve for unrecognized tax benefits associated with current year tax positions were primarily related to uncertainties associated with FCX’s tax treatment of social welfare payments and cost recovery methods. Changes in the reserve for unrecognized tax benefits associated with prior year tax positions were primarily related to uncertainties associated with royalties and other related mining taxes and AMT credit refunds.

Changes to the reserve for unrecognized tax benefits associated with the lapse of statute of limitations were primarily related to social welfare payments. There continues to be uncertainty related to the timing of settlements with taxing authorities, but if additional settlements are agreed upon during 2019, FCX could experience a change in its reserve for unrecognized tax benefits.

FCX or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The tax years for FCX’s major tax jurisdictions that remain subject to examination are as follows:

Jurisdiction	Years Subject to Examination	Additional Open Years
U.S. Federal	N/A	2014-2018
Indonesia	2008, 2011-2016	2017-2018
Peru	2012-2013	2014-2018
Chile	2016-2017	2018

NOTE 12.  CONTINGENCIES
Environmental. FCX subsidiaries are subject to various national, state and local environmental laws and regulations that govern emissions of air pollutants; discharges of water pollutants; generation, handling, storage and disposal of hazardous substances, hazardous wastes and other toxic materials; and remediation, restoration and reclamation of environmental contamination. FCX subsidiaries that operate in the U.S. also are subject to potential liabilities arising under CERCLA and similar state laws that impose responsibility on current and previous owners and operators of a facility for the remediation of hazardous substances released from the facility into the environment, including damages to natural resources, in some cases irrespective of when the damage to the environment occurred or who caused it. Remediation liability also extends to persons who arranged for the disposal of hazardous substances or transported the hazardous substances to a disposal site selected by the transporter. These liabilities are often shared on a joint and several basis, meaning that each responsible party is fully responsible for the remediation, if some or all of the other historical owners or operators no longer exist, do not have the financial ability to respond or cannot be found. As a result, because of FCX’s acquisition of FMC in 2007, many of the subsidiary companies FCX now owns are responsible for a wide variety of environmental remediation projects throughout the U.S., and FCX expects to spend substantial sums annually for many years to address those remediation issues. Certain FCX subsidiaries have been advised by the U.S. Environmental Protection Agency (EPA), the Department of the Interior, the Department of Agriculture and various state agencies that, under CERCLA or similar state laws and regulations, they may be liable for costs of responding to environmental conditions at a number of sites that have been or are being investigated to determine whether releases of hazardous substances have occurred and, if so, to develop and implement remedial actions to address environmental concerns. FCX is also subject to claims where the release of hazardous substances is alleged to have damaged natural resources (NRD) and to litigation by individuals allegedly exposed to hazardous substances. As of December 31, 2018, FCX had more than 100 active remediation projects, including NRD claims, in 26 U.S. states.

A summary of changes in estimated environmental obligations for the years ended December 31 follows:

	2018	2017	2016
Balance at beginning of year	$1,439	$1,221	$1,215
Accretion expense[a]	100	84	81
Additions[b]	56	241	26
Reductions[b]	—	(43)	(43)
Spending	(84)	(64)	(58)
Balance at end of year	1,511	1,439	1,221
Less current portion	(132)	(134)	(129)
Long-term portion	$1,379	$1,305	$1,092

a.	Represents accretion of the fair value of environmental obligations assumed in the 2007 acquisition of FMC, which were determined on a discounted cash flow basis.

b.
Adjustments to environmental obligations that do not provide future economic benefits are charged to operating income. Reductions primarily reflect revisions for changes in the anticipated scope and timing of projects and other noncash adjustments.

Estimated future environmental cash payments (on an undiscounted and unescalated basis) total $132 million in 2019, $117 million in 2020, $119 million in 2021, $88 million in 2022, $100 million in 2023 and $2.7 billion thereafter. The amount and timing of these estimated payments will change as a result of changes in regulatory requirements, changes in scope and timing of remediation activities, the settlement of environmental matters and as actual spending occurs.

At December 31, 2018, FCX’s environmental obligations totaled $1.5 billion, including $1.4 billion recorded on a discounted basis for those obligations assumed in the FMC acquisition at fair value. On an undiscounted and unescalated basis, these obligations totaled $3.3 billion. FCX estimates it is reasonably possible that these obligations could range between $2.7 billion and $3.7 billion on an undiscounted and unescalated basis.

At December 31, 2018, the most significant environmental obligations were associated with the Pinal Creek site in Arizona; the Newtown Creek site in New York City; historical smelter sites principally located in Arizona, Indiana, Kansas, Missouri, New Jersey, Oklahoma and Pennsylvania; and uranium mining sites in the western U.S. The recorded environmental obligations for these sites totaled $1.3 billion at December 31, 2018. FCX may also be subject to litigation brought by private parties, regulators and local governmental authorities related to these historical sites. A discussion of these sites follows.

Pinal Creek. The Pinal Creek site was listed under the Arizona Department of Environmental Quality’s (ADEQ) Water Quality Assurance Revolving Fund program in 1989 for contamination in the shallow alluvial aquifers within the Pinal Creek drainage near Miami, Arizona. Since that time, environmental remediation has been performed by members of the Pinal Creek Group, consisting of Freeport-McMoRan Miami Inc. (Miami), an indirect wholly owned subsidiary of FCX, and two other companies. Pursuant to a 2010 settlement agreement, Miami agreed to take full responsibility for future groundwater remediation at the Pinal Creek site, with limited exceptions. Remediation work consisting of groundwater extraction and treatment plus source control capping are expected to continue for many years in the future.

Newtown Creek. From the 1930s until 1964, Phelps Dodge Refining Corporation (PDRC), an indirect wholly owned subsidiary of FCX, operated a copper smelter, and from the 1930s until 1984 operated a copper refinery, on the banks of Newtown Creek (the creek), which is a 3.5-mile-long waterway that forms part of the boundary between Brooklyn and Queens in New York City. Heavy industrialization along the banks of the creek and discharges from the City of New York’s sewer system over more than a century resulted in significant environmental contamination of the waterway. In 2010, EPA notified PDRC, four other companies and the City of New York that EPA considers them to be PRPs under CERCLA. The notified parties began working with EPA to identify other PRPs. In 2010, EPA designated the creek as a Superfund site, and in 2011, PDRC and five other parties entered an Administrative Order on Consent (AOC) to perform a remedial investigation/feasibility study (RI/FS) to assess the nature and extent of environmental contamination in the creek and identify potential remedial options. The parties’ RI/FS work under the AOC and their efforts to identify other PRPs are ongoing. EPA recently identified eight additional parties as PRPs for the creek. The draft RI was submitted to EPA in November 2016, and the draft FS is expected to be submitted to EPA by the end of 2020. EPA is not expected to propose a final remedy until after the RI/FS is completed, but has recently considered allowing for interim remedial measures as suggested by the PRPs. EPA’s remedial decision could be made in 2021 and remedial design could begin in 2022, with the actual remediation construction starting several years later. The actual costs of fulfilling this remedial obligation and the allocation of costs among PRPs are uncertain and subject to change based on the results of the RI/FS, the remedy ultimately selected by EPA and related allocation determinations. The overall cost and the portion ultimately allocated to PDRC could be material to FCX. During 2017, FCX recorded charges of $138 million for revised cost estimates for the Newtown Creek environmental obligation.

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

From 1920 until 1986, United States Metals Refining Company (USMR), an indirect wholly owned subsidiary of FCX, owned and operated a copper smelter and refinery in the Borough of Carteret, New Jersey. Since the early 1980s, the site has been the subject of environmental investigation and remediation, under the direction and supervision of the New Jersey Department of Environmental Protection. On January 30, 2017, a class action titled Juan Duarte, Betsy Duarte and N.D., Infant, by Parents and Natural Guardians Juan Duarte and Betsy Duarte, Leroy Nobles and Betty Nobles, on behalf of themselves and all others similarly situated v. United States Metals Refining Company, Freeport-McMoRan Copper & Gold Inc. and Amax Realty Development, Inc., Docket No. 734-17, was filed in the Superior Court of New Jersey against USMR, FCX, and Amax Realty Development, Inc. The defendants removed this litigation to the U.S. District Court for the District of New Jersey, where it remains pending. In December 2017, the plaintiffs amended their complaint and FCX was dismissed as a defendant and FMC was added as a defendant to the lawsuit. The suit alleges that USMR generated and disposed of smelter waste at the site and allegedly released contaminants onsite and offsite through discharges to surface water and air emissions over a period of decades and seeks unspecified damages for economic losses, including loss of property value, medical monitoring, punitive damages and other damages. In October 2018, the magistrate judge denied the plaintiffs’ July 2018 request to amend the complaint to rejoin FCX as a defendant, and the plaintiffs have appealed that decision. FCX continues to vigorously defend this matter.

As a result of off-site soil sampling in public and private areas near the former Carteret smelter, FCX increased its associated environmental obligation for known and potential off-site environmental remediation by recording a $59 million charge to operating income in 2017. Additional sampling and analysis occurred through 2018 and is ongoing and could result in additional adjustments to the related environmental remediation obligation in future periods.

Uranium Mining Sites. During a period between 1940 and the early 1970s, certain FCX subsidiaries and their predecessors were involved in uranium exploration and mining in the western U.S., primarily on federal and tribal lands in the Four Corners region of the southwest. Similar exploration and mining activities by other companies have also caused environmental impacts warranting remediation. In January 2017, the Department of Justice, EPA, Navajo Nation, and two FCX subsidiaries reached an agreement regarding the financial contribution of the U.S. Government and the FCX subsidiaries and the scope of the environmental investigation and remediation work for 94 former uranium mining sites on tribal lands. The settlement terms are outlined in a Consent Decree that was filed on January 17, 2017, in the U.S. District Court for the District of Arizona. Under the Consent Decree, which the U.S. Government valued at over $600 million, the U.S. contributed $335 million into a trust fund to cover the government’s initial share of the costs, and FCX’s subsidiaries are proceeding with the environmental investigation and remediation work at the 94 sites. The program is expected to take more than 20 years to complete. Based on updated cash flow and timing estimates, FCX reduced its associated obligation by recording a $41 million credit to operating income in 2017 after receiving court approval of the Consent Decree. In addition to uranium activities on tribal lands, FCX is conducting site surveys of historical uranium mining claims associated with FCX subsidiaries on non-tribal federal lands in the Four Corners region. Under a memorandum of understanding with the U.S. Bureau of Land Management (BLM), site surveys are being performed on over 10,000 mining claims, ranging from undisturbed claims to claims with mining features. Based on these surveys, BLM may provide no further action determinations for undisturbed claims or requests for additional assessment or reclamation activities for others.

AROs. FCX’s ARO estimates are reflected on a third-party cost basis and are based on FCX’s legal obligation to retire tangible, long-lived assets. A summary of changes in FCX’s AROs for the years ended December 31 follows:

	2018	2017	2016
Balance at beginning of year	$2,583	$2,638	$2,774
Liabilities incurred	1	14	12
Settlements and revisions to cash flow estimates, net	50	(112)	529	[a]
Accretion expense	110	124	137
Dispositions[b]	(37)	(10)	(626)
Spending	(160)	(71)	(188)
Balance at end of year	2,547	2,583	2,638
Less current portion	(317)	(286)	(240)
Long-term portion	$2,230	$2,297	$2,398

a.	Revisions to cash flow estimates were primarily related to revised estimates for an overburden stockpile in Indonesia and at certain oil and gas properties.

b.	Primarily reflects the sale of certain oil and gas properties.

ARO costs may increase or decrease significantly in the future as a result of changes in regulations, changes in engineering designs and technology, permit modifications or updates, changes in mine plans, settlements, inflation or other factors and as reclamation (concurrent with mining operations or post mining) spending occurs. ARO activities and expenditures for mining operations generally are made over an extended period of time commencing near the end of the mine life; however, certain reclamation activities may be accelerated if legally required or if determined to be economically beneficial. The methods used or required to plug and abandon non-producing oil and gas wellbores; remove platforms, tanks, production equipment and flow lines; and restore wellsites could change over time.

Financial Assurance. New Mexico, Arizona, Colorado and other states, as well as federal regulations governing mine operations on federal land, require financial assurance to be provided for the estimated costs of mine reclamation and closure, including groundwater quality protection programs. FCX has satisfied financial assurance requirements by using a variety of mechanisms, primarily involving parent company performance guarantees and financial capability demonstrations, but also including trust funds, surety bonds, letters of credit and other collateral. The applicable regulations specify financial strength tests that are designed to confirm a company’s or guarantor’s financial capability to fund estimated reclamation and closure costs. The amount of financial assurance FCX subsidiaries are required to provide will vary with changes in laws, regulations, reclamation and closure requirements, and cost estimates. At December 31, 2018, FCX’s financial assurance obligations associated with these U.S. mine closure and reclamation/restoration costs totaled $1.2 billion, of which $703 million was in the form of guarantees issued by FCX and FMC. At December 31, 2018, FCX had trust assets totaling $180 million (included in other assets), which are legally restricted to be used to satisfy its financial assurance obligations for its mining properties in New Mexico. In addition, FCX subsidiaries have financial assurance obligations for its oil and gas properties associated with plugging and abandoning wells and facilities totaling $545 million. Where oil and gas guarantees associated with the Bureau of Ocean Energy Management do not include a stated cap, the amounts reflect management’s estimates of the potential exposure.

New Mexico Environmental and Reclamation Programs. FCX’s New Mexico operations are regulated under the New Mexico Water Quality Act and regulations adopted by the Water Quality Control Commission (WQCC). In connection with discharge permits, the New Mexico Environment Department (NMED) has required each of these operations to submit closure plans for NMED’s approval. The closure plans must include measures to assure meeting applicable groundwater quality standards following the closure of discharging facilities and to abate groundwater or surface water contamination to meet applicable standards. In 2013, the WQCC adopted Supplemental Permitting Requirements for Copper Mining Facilities, which became effective on December 1, 2013, and specify closure requirements for copper mine facilities. The rules were adopted after an extensive stakeholder process in which FCX participated and were jointly supported by FCX and NMED. The New Mexico Supreme Court upheld the rules in 2018, following a challenge by certain environmental organizations and the New Mexico Attorney General. Finalized closure plans that meet the requirements of these rules will be submitted in 2019 and will result in material increases in closure costs for FCX’s New Mexico operations.

FCX’s New Mexico operations also are subject to regulation under the 1993 New Mexico Mining Act (the Mining Act) and the related rules that are administered by the Mining and Minerals Division (MMD) of the New Mexico Energy, Minerals and Natural Resources Department. Under the Mining Act, mines are required to obtain approval of plans describing the reclamation to be performed following cessation of mining operations. At December 31, 2018, FCX had accrued reclamation and closure costs of $450 million for its New Mexico operations. Additional accruals may be required based on the state’s periodic review of FCX’s updated closure plans and any resulting permit conditions, and the amount of those accruals could be material.

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

An application for an APP requires a proposed closure strategy that will meet applicable groundwater protection requirements following cessation of operations and an estimate of the cost to implement the closure strategy. An APP application specifies closure obligations, including post-closure monitoring and maintenance. A more detailed closure plan must be submitted within 90 days after a permitted entity notifies ADEQ of its intent to cease operations. A permit applicant must demonstrate its financial ability to meet the closure costs approved by ADEQ. In

2014, the state enacted legislation requiring closure costs for facilities covered by APPs to be updated no more frequently than every six years and financial assurance mechanisms to be updated no more frequently than every two years. In 2016, ADEQ approved a closure plan update for Sierrita, which resulted in increased closure costs. FCX will continue updating its closure strategy and closure cost estimates at other Arizona sites and intends to submit an updated tailings dam system closure cost for Morenci in April 2019. FCX expects to update the closure strategy and closure costs for Morenci’s stockpiles in 2020. FCX intends to update Bagdad closure costs in 2021. FCX has also proposed a closure strategy and closure costs for a former leach stockpile at Bisbee (a discontinued operation), which is currently under review by ADEQ.

Portions of Arizona mining facilities that operated after January 1, 1986, also are subject to the Arizona Mined Land Reclamation Act (AMLRA). AMLRA requires reclamation to achieve stability and safety consistent with post-mining land use objectives specified in a reclamation plan. Reclamation plans must be approved by the State Mine Inspector and must include an estimate of the cost to perform the reclamation measures specified in the plan along with financial assurance. During 2017, Safford submitted an update to its reclamation plan to include the Lone Star expansion, which increased its reclamation costs. FCX will continue to evaluate options for future reclamation and closure activities at its operating and non-operating sites, which are likely to result in adjustments to FCX’s AROs, and those adjustments could be material. At December 31, 2018, FCX had accrued reclamation and closure costs of $367 million for its Arizona operations.

Colorado Reclamation Programs. FCX’s Colorado operations are regulated by the Colorado Mined Land Reclamation Act (Reclamation Act) and regulations promulgated thereunder. Under the Reclamation Act, mines are required to obtain approval of plans for reclamation of lands affected by mining operations to be performed during mining or upon cessation of mining operations. During 2016, at the request of the Colorado Division of Reclamation Mining & Safety, the Climax mine submitted a revised cost estimate for its current reclamation plan, which did not materially change the closure plan cost. In 2017, Henderson began considering alternatives for the closure of the tailings facility and, in 2018, began evaluating potential options for long-term water treatment, which are likely to result in adjustments to FCX’s AROs, and those adjustments could be material. As of December 31, 2018, FCX had accrued reclamation and closure costs of $61 million for its Colorado operations. In 2019, a bill has been introduced in the Colorado legislature that requires financial assurance for long-term water management and eliminates the potential for future permits for mining sites that include long-term water management as part of the closure strategy. The long-term water management component of the bill will apply to Climax and Henderson operations and AROs.

Chilean Reclamation and Closure Programs. In July 2011, the Chilean senate passed legislation regulating mine closure, which established new requirements for closure plans. In compliance with the requirement for five-year updates, in November 2018, FCX’s El Abra operation submitted an updated plan with closure cost estimates based on the existing approved closure plan. Approval is expected in 2019. This update will not result in a material increase to closure costs. At December 31, 2018, FCX had accrued reclamation and closure costs of $63 million for its El Abra operation.

Peruvian Reclamation and Closure Programs. Cerro Verde is subject to regulation under the Mine Closure Law administered by the Peruvian Ministry of Energy and Mines. Under the closure regulations, mines must submit a closure plan that includes the reclamation methods, closure cost estimates, methods of control and verification, closure and post-closure plans, and financial assurance. In compliance with the five year closure plan and cost update required by the Mine Closure Law, the latest closure plan and cost estimate for the Cerro Verde mine expansion were submitted to the Peruvian regulatory authorities in 2017 and approved in February 2018. This update did not result in a material increase to closure costs. At December 31, 2018, FCX had accrued reclamation and closure costs of $105 million for its Cerro Verde operation.

Indonesian Reclamation and Closure Programs. The ultimate amount of reclamation and closure costs to be incurred at PT-FI’s operations will be determined based on applicable laws and regulations and PT-FI’s assessment of appropriate remedial activities in the circumstances, after consultation with governmental authorities, affected local residents and other affected parties and cannot currently be projected with precision. Some reclamation costs will be incurred during mining activities, while the remaining reclamation costs will be incurred at the end of mining activities, which are currently estimated to continue through 2041. At the end of 2016, PT-FI revised its estimates for an overburden stockpile to address ongoing erosion that occurred during 2016, a design change that increased the volume and updated cost estimates reflecting more recent productivity and costs at the overburden stockpile, which resulted in an increase in the ARO of $372 million. At December 31, 2018, FCX had accrued reclamation and closure costs of $991 million for its PT-FI operations. PT-FI is currently mining in the final phase of the Grasberg open pit and expects to transition to the underground mine in the first half of 2019. As a result, beginning in 2019, any adjustments to the costs for the overburden stockpile will impact earnings.

In December 2009, PT-FI submitted its revised mine closure plan to the Department of Energy and Mineral Resources for review and addressed comments received during the course of this review process. In December 2010, the Indonesian government issued a regulation regarding mine reclamation and closure, which requires a company to provide a mine closure guarantee in the form of a time deposit placed in a state-owned bank in Indonesia. In December 2018, PT-FI, in conjunction with the issuance of the IUPK, submitted a revised mine closure plan to reflect the extension of operations to 2041. At December 31, 2018, PT-FI funded $90 million into a restricted time deposit account for mine closure guarantees and $11 million for reclamation guarantees.

In October 2017, Indonesia’s Ministry of Environment and Forestry (the MOEF) notified PT-FI of administrative sanctions related to certain activities the MOEF indicated are not reflected in its environmental permit. The MOEF also notified PT-FI that certain operational activities were inconsistent with factors set forth in its environmental permitting studies and that additional monitoring and improvements need to be undertaken related to air quality, water drainage, treatment and handling of certain wastes, and tailings management. In December 2018, the MOEF issued a revised environmental permit to PT-FI to address many of the operational activities that it alleged were inconsistent with earlier studies. The remaining administrative sanctions are being resolved through adoption of revised practices and, in a few situations, PT-FI has agreed with the MOEF on an appropriate multi-year work plan, including the closure of an overburden stockpile.

PT-FI and the MOEF also established a new framework for continuous improvement in environmental practices in PT-FI’s operations, including initiatives that PT-FI will pursue to increase tailings retention and to evaluate large-scale beneficial uses of tailings within Indonesia. The MOEF issued a new decree that incorporates various initiatives and studies to be completed by PT-FI that would target continuous improvement in a manner that would not impose new technical risks or significant long-term costs to PT-FI’s operations. The new framework enables PT-FI to maintain compliance with site-specific standards and provides for ongoing monitoring by the MOEF. In 2018, PT-FI recorded a $32 million charge for assessments of prior period permit fees with the MOEF.

Oil and Gas Properties. Substantially all of FM O&G’s oil and gas leases require that, upon termination of economic production, the working interest owners plug and abandon non-producing wellbores, remove equipment and facilities from leased acreage, and restore land in accordance with applicable local, state and federal laws. Following several sales transactions in 2016, 2017 and 2018, FM O&G’s remaining operating areas include offshore California and onshore in South Louisiana as of December 31, 2018. FM O&G AROs cover approximately 210 wells and 120 platforms and other structures. At December 31, 2018, FM O&G had accrued $476 million associated with its AROs.

Litigation. FCX is involved in numerous legal proceedings that arise in the ordinary course of business or are associated with environmental issues as discussed in this note under “Environmental.” FCX is also involved periodically in reviews, inquiries, investigations and other proceedings initiated by or involving government agencies, some of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Management does not believe, based on currently available information, that the outcome of any legal proceeding will have a material adverse effect on FCX’s financial condition, although individual or cumulative outcomes could be material to FCX’s operating results for a particular period, depending on the nature and magnitude of the outcome and the operating results for the period.

FM O&G LLC, an indirect wholly owned subsidiary of FCX, is a defendant in a purported class action titled David Garcia v. Freeport-McMoRan Oil & Gas LLC filed on April 1, 2016, in the Superior Court of the State of California for the County of Santa Barbara (Case No. 16CV01305) and subsequently removed to the U.S. District Court for the Central District of California (the District Court). The plaintiff, a former FM O&G LLC employee who worked on offshore production platforms in federal waters, alleged violations of various California wage and hour laws and sought relief for past wages, overtime, penalties, interest and attorney’s fees. The case was dismissed by the District Court on the basis that federal law, not state law, applied, and the complaint alleged no violations of federal law. The dismissal was appealed by the plaintiff to the U.S. Court of Appeals for the Ninth Circuit where the case is currently stayed in deference to the ongoing appeal of a similar case. Based on recent developments, FCX has concluded that its exposure in the Garcia case is not material to its consolidated financial statements.

Asbestos and Talc Claims. Since approximately 1990, various FCX affiliates have been named as defendants in a large number of lawsuits alleging personal injury from exposure to asbestos or talc allegedly contained in industrial products such as electrical wire and cable, raw materials such as paint and joint compounds, talc-based lubricants used in rubber manufacturing or from asbestos contained in buildings and facilities located at properties owned or operated by affiliates of FCX. Many of these suits involve a large number of codefendants. Based on litigation results to date and facts currently known, FCX believes there is a reasonable possibility that losses may have been incurred related to these matters; however, FCX also believes that the amounts of any such losses, individually or in the aggregate, are not material to its consolidated financial statements. There can be no assurance that future developments will not alter this conclusion.

There has been a recent significant increase in the number of cases alleging the presence of asbestos contamination in talc-based personal care products and in cases alleging exposure to talc products that are not alleged to be contaminated with asbestos. In these cases, plaintiffs allege serious health risks and often fatal diseases, including mesothelioma and ovarian cancer, allegedly caused by long-term use of talc-based cosmetic and personal care products. Nationwide trial results in these cases have ranged from outright dismissals to large jury awards of both compensatory and punitive damages. The primary targets have been the producers of those products, but defendants in many of these cases also include talc miners. Cyprus Amax Minerals Company (CAMC), an indirect wholly owned subsidiary of FCX, is one of those targets. One of CAMC’s wholly owned subsidiaries, Cyprus Mines Corporation, was involved in talc mining until 1992 when it exited that business. CAMC has contractual indemnification rights, subject to limited reservations, against the ultimate successor to the business, which has acknowledged those indemnification obligations, and has taken responsibility for all cases tendered to it to date. However, on February 13, 2019, the indemnitor filed for Chapter 11 bankruptcy protection, and CAMC is in the very early stages of evaluating the potential implications of that filing. To date, no judgments have been rendered against CAMC, and FCX believes that CAMC has strong defenses. Accordingly, FCX currently believes the losses, if any, related to these cases, individually or in the aggregate, are not material to its consolidated financial statements. There can be no assurance that future developments will not alter this conclusion.

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

Cerro Verde Royalty Dispute. SUNAT has assessed mining royalties on ore processed by the Cerro Verde concentrator, which commenced operations in late 2006, for the period December 2006 to December 2013. Cerro Verde has contested each of these assessments because it believes that its 1998 stability agreement exempts from royalties all minerals extracted from its mining concession, irrespective of the method used for processing such minerals. No assessments can be issued for years after 2013, as Cerro Verde began paying royalties on all of its production in January 2014 under its new 15-year stability agreement. Since 2014, Cerro Verde has been paying the disputed assessments for the period from December 2006 through December 2008 under an installment program ($188 million paid by Cerro Verde through December 31, 2018). Cerro Verde will also begin making monthly payments beginning in second-quarter 2019 under a 66-month payment plan related to assessments for the period January 2009 through September 2011.

In October 2017, the Peruvian Supreme Court issued a ruling in favor of SUNAT that the assessments of royalties for the year 2008 on ore processed by the Cerro Verde concentrator were proper under Peruvian law. As a result of the unfavorable Peruvian Supreme Court ruling, Cerro Verde recorded net charges of $186 million in 2017 (consisting of pre-tax charges of $348 million and $7 million of net tax charges, net of $169 million of noncontrolling interests) primarily for royalty assessments for the period December 2006 through the year 2013, penalties and interest related to assessments for the period December 2006 through the year 2008, and other related items that Cerro Verde would have incurred under the view that its concentrator was not stabilized.

In September 2018, the Peruvian Tax Tribunal denied Cerro Verde’s request to waive penalties and interest for the period January 2009 through September 2011. In December 2018, Cerro Verde elected not to appeal the Peruvian Tax Tribunal’s decisions and is continuing to evaluate alternative strategies to defend its rights, including international arbitration. As a result, Cerro Verde recorded net charges of $211 million in 2018 (consisting of pre-tax charges of $420 million, net of $18 million of tax benefits and $191 million of noncontrolling interests) primarily for penalties and interest related to assessments for the years 2009 through 2013 and other related items.

Cerro Verde also recognized a net gain of $16 million (consisting of pre-tax gains of $14 million and net tax benefits of $17 million, net of $15 million in noncontrolling interests) in 2018 for refunds received for the overpayment of special (voluntary) levies (GEM) for the period October 2012 through the year 2013. Cerro Verde has also submitted a refund request for the remainder of the GEM assessments for the period October 2011 through September 2012 totaling $57 million, but will not record a receivable for this amount until the request is granted by SUNAT.

As of December 31, 2018, Cerro Verde has recorded all of its exposure associated with its royalty dispute with the Peruvian tax authorities and will continue to record interest charges until all obligations are settled. Any future recoveries would be recorded when collected.

A summary of the charges recorded in 2018 and 2017 for the Cerro Verde royalty dispute follows:

Royalty and related assessment charges:	2018[a]	2017		Total
Production and delivery	$14	$203	[b]	$217
Interest expense, net	370	145		515
Other expense	22	—		22
(Benefit from) provision for income taxes	(35)	7	[c]	(28)
Net loss attributable to noncontrolling interests	(176)	(169)		(345)
	$195	$186		$381

a.	Amounts are net of gains from the refund of GEM for the period October 2012 through the year 2013.

b.	Includes $175 million related to disputed royalty assessments for the period from December 2006 to September 2011 (when royalties were determined based on revenues).

c.
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

Other Peruvian Tax Matters. Cerro Verde has also received assessments from SUNAT for additional taxes, penalties and interest related to various audit exceptions for income and other taxes. Cerro Verde has filed or will file objections to the assessments because it believes it has properly determined and paid its taxes. A summary of these assessments follows:

Tax Year	Tax Assessment	Penalty and Interest Assessment	Total
2003 to 2008	$56	$130	$186
2009	57	51	108
2010	63	105	168
2011	49	65	114
2014 to 2018	32	—	32
	$257	$351	$608

As of December 31, 2018, Cerro Verde had paid $386 million on these disputed tax assessments. A reserve has been applied against these payments totaling $203 million, resulting in a net receivable of $183 million (included in other assets), which Cerro Verde believes is collectible.

Indonesia Tax Matters. PT-FI has received assessments from the Indonesian tax authorities for additional taxes and interest related to various audit exceptions for income and other taxes. PT-FI has filed objections to the assessments because it believes it has properly determined and paid its taxes. Excluding surface water and withholding tax assessments discussed below and the Indonesian government’s previous imposition of a 7.5 percent export duty that PT-FI paid under protest during the period April 2017 to December 21, 2018 (refer to Note 13), a summary of these assessments follows:

Tax Year	Tax Assessment	Interest Assessment	Total
2005	$73	$35	$108
2007	47	23	70
2008, 2010 to 2011	55	37	92
2012	124	—	124
2013	154	74	228
2014	139	6	145
2015	158	—	158
2016	266	113	379
	$1,016	$288	$1,304

As of December 31, 2018, PT-FI had paid $493 million (included in other assets) on disputed tax assessments, which it believes is collectible.

PT-FI received assessments from the local regional tax authority in Papua, Indonesia, for additional taxes and penalties related to surface water taxes for the period from January 2011 through December 2018. PT-FI has filed or will file appeals of these assessments with the Indonesia Tax Court. During the first half of 2018 and in fourth-quarter 2018, the Indonesia Tax Court ruled partially in favor of PT-FI with respect to assessments for the period January 2016 through April 2017 by reducing these assessments from $80 million, including penalties, to $48 million, including penalties (based on the exchange rate at December 31, 2018), or an approximate 40 percent reduction.

During 2017, PT-FI filed reconsideration request petitions to the Indonesia Supreme Court with respect to assessments for the period from January 2011 through December 2015; and in second-quarter 2018, filed reconsideration request petitions with respect to the Indonesia Tax Court decisions related to the assessments for the period from January 2016 through April 2016. In second-quarter 2018, the Indonesia Supreme Court issued favorable decisions relating to surface water tax assessments for the period January 2011 through July 2015. The Indonesia Supreme Court ruling concluded that PT-FI and the Indonesian government are bound by PT-FI’s former COW, which is lex specialis, and prevails as the law for the parties to the former COW that should be carried out in good faith. As a result, FCX estimates the total amount of the assessments, including penalties, (based on the exchange rate at December 31, 2018) for the period from August 2015 through December 2018 totals $174 million, including $87 million in penalties. In accordance with its IUPK discussed in Note 13, PT-FI is obligated to pay surface water taxes of $15 million annually, beginning in 2019. In addition, PT-FI has offered to pay one trillion rupiah ($69 million based on the exchange rate as of December 31, 2018) to settle historical disputes regarding surface water taxes, which was charged to production and delivery costs in December 2018.

In September 2018, PT-FI received an unfavorable decision from the Indonesian Tax Court with respect to its appeal of disallowed items on its 2012 corporate income tax return. The most significant disallowed item relates to the tax treatment of mine development costs. A similar decision on PT-FI’s 2014 corporate income tax return was announced in October 2018. PT-FI has filed or will file appeals related to these decisions to the Indonesian Supreme Court because it believes the former COW is explicit about the tax treatment associated with mine development costs. No adjustments have been recorded for this matter as of December 31, 2018, because FCX believes PT-FI has properly determined and paid its taxes. As of December 31, 2018, PT-FI had long-term receivables totaling approximately $350 million related to this matter, and no reserves have been recorded for these receivables. FCX estimates the potential exposure for penalties for the years 2013, 2016 and 2017, in which the Indonesian tax authorities may assert that PT-FI has underpaid income taxes, totals $251 million based on the exchange rate as of December 31, 2018.

In April 2017, PT-FI entered into a memorandum of understanding with the Indonesian government (the 2017 MOU) confirming that the former COW would continue to be valid and honored until replaced by a mutually agreed IUPK and investment stability agreement. In the 2017 MOU, PT-FI agreed to continue to pay a 5 percent export duty during this period. Subsequently, the Customs Office of the Minister of Finance refused to recognize the 5 percent export duty agreed to under the 2017 MOU and imposed a 7.5 percent export duty under the Ministry of Finance regulations, which PT-FI paid under protest during the period April 2017 to December 21, 2018. PT-FI is disputing the incremental 2.5 percent export duty while the matter is pending in Indonesia Tax Court proceedings, and amounts paid are being held in a restricted cash account or in a current or long-term receivable in the consolidated balance sheets ($144 million at December 31, 2018, consisting of $15 million in income and other tax receivables, $7 million in other current assets and $122 million in other assets; and $38 million at December 31, 2017, consisting of $22 million in other current assets and $16 million in other assets) that PT-FI expects to have released or refunded in full once the matter is resolved. In December 2018, the Indonesia Tax Court announced a ruling in favor of PT-FI related to $15 million of the disputed export duties, which PT-FI expects to collect in 2019. Under the terms of the IUPK, PT-FI is subject to an export duty until smelter development reaches 50 percent, at which time the export duty will be eliminated (refer to Note 13 for export duty rates).

In January 2019, PT-FI noted that the Indonesian Supreme Court posted on its website an unfavorable decision related to a PT-FI 2005 withholding tax matter. PT-FI had also received an unfavorable Indonesian Supreme Court decision in November 2017 and has other pending cases at the Indonesian Supreme Court related to withholding taxes for employees and other service providers for the year 2005 and the year 2007, which total approximately $61 million (based on the exchange rate as of December 31, 2018), including penalties and interest. As a result of the January 2019 ruling, PT-FI concluded a loss on all outstanding withholding tax matters is probable under applicable accounting guidance, and it recorded a charge of $61 million in 2018.

Letters of Credit, Bank Guarantees and Surety Bonds.  Letters of credit and bank guarantees totaled $528 million at December 31, 2018, primarily for environmental and asset retirement obligations, the Cerro Verde royalty dispute (refer to discussion above), workers’ compensation insurance programs, tax and customs obligations, and other commercial obligations. In addition, FCX had surety bonds totaling $342 million at December 31, 2018, primarily associated with environmental and asset retirement obligations.

Insurance.  FCX purchases a variety of insurance products to mitigate potential losses, which typically have specified deductible amounts or self-insured retentions and policy limits. FCX generally is self-insured for U.S. workers’ compensation, but purchases excess insurance up to statutory limits. An actuarial analysis is performed twice a year on the various casualty insurance programs covering FCX’s U.S.-based mining operations, including workers’ compensation, to estimate expected losses. At December 31, 2018, FCX’s liability for expected losses under these insurance programs totaled $60 million, which consisted of a current portion of $11 million (included in accounts payable and accrued liabilities) and a long-term portion of $49 million (included in other liabilities). In addition, FCX has receivables of $15 million (a current portion of $2 million included in other accounts receivable and a long-term portion of $13 million included in other assets) for expected claims associated with these losses to be filed with insurance carriers.

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

NOTE 13.  COMMITMENTS AND GUARANTEES
Operating Leases.  FCX leases various types of properties, including offices and equipment. Future minimum rentals under non-cancelable leases at December 31, 2018, total $53 million in 2019, $42 million in 2020, $38 million in 2021, $32 million in 2022, $29 million in 2023 and $171 million thereafter. Minimum payments under operating leases have not been reduced by aggregate minimum sublease rentals, which are minimal. Total aggregate rental expense under operating leases was $80 million in 2018, $59 million in 2017 and $71 million 2016.

Contractual Obligations.  At December 31, 2018, based on applicable prices on that date, FCX has unconditional purchase obligations of $2.9 billion, primarily comprising the procurement of copper concentrate ($1.5 billion), cobalt ($0.5 billion), electricity ($0.4 billion) and transportation services ($0.3 billion). Some of FCX’s unconditional purchase obligations are settled based on the prevailing market rate for the service or commodity purchased. In some cases, the amount of the actual obligation may change over time because of market conditions. Obligations for copper concentrate provide for deliveries of specified volumes to Atlantic Copper at market-based prices. Obligations for cobalt hydroxide intermediate provide for deliveries of specified volumes to Freeport Cobalt at market-based prices. Electricity obligations are primarily for long-term power purchase agreements in North America and contractual minimum demand at the South America mines. Transportation obligations are primarily for South America contracted ocean freight.

FCX’s unconditional purchase obligations by year total $2.1 billion in 2019, $234 million in 2020, $147 million in 2021, $50 million in 2022, $44 million in 2023 and $301 million thereafter. During the three-year period ended December 31, 2018, FCX fulfilled its minimum contractual purchase obligations.

Special Mining License (IUPK) - Indonesia. As discussed in Note 2, on December 21, 2018, FCX completed the transaction with the Indonesian government regarding PT-FI’s long-term mining rights and share ownership. Concurrent with the closing of the transaction, the Indonesian government granted PT-FI an IUPK to replace its former COW, enabling PT-FI to conduct operations in the Grasberg minerals district through 2041. Under the terms of the IUPK, PT-FI has been granted an extension of mining rights through 2031, with rights to extend mining rights through 2041, subject to PT-FI completing the construction of a new smelter in Indonesia within five years of closing the transaction and fulfilling its defined fiscal obligations to the Indonesian government. The IUPK, and related documentation, contains legal and fiscal terms and is legally enforceable through 2041. In addition, FCX, as a foreign investor, has rights to resolve investment disputes with the Indonesian government through international arbitration.

The key fiscal terms set forth in the IUPK include a 25 percent corporate income tax rate, a 10 percent profits tax on net income, and royalty rates of 4 percent for copper, 3.75 percent for gold and 3.25 percent for silver. PT-FI’s royalties totaled $238 million in 2018, $173 million in 2017 and $131 million in 2016.

The IUPK also requires PT-FI to pay export duties of 5 percent, declining to 2.5 percent when smelter development progress exceeds 30 percent and eliminated when smelter progress exceeds 50 percent. PT-FI had previously agreed to and has been paying export duties since July 2014 (refer to Note 12 for further discussion of disputed export duties for the period April 2017 to December 21, 2018). PT-FI’s export duties charged against revenues totaled $180 million in 2018, $115 million in 2017 and $95 million in 2016.

The IUPK also requires PT-FI to pay surface water taxes of $15 million annually, beginning in 2019.

In connection with a memorandum of understanding previously entered into with the Indonesian government in July 2014, PT-FI provided an assurance bond at that time to support its commitment to construct a new smelter in Indonesia ($126 million based on exchange rate as of December 31, 2018).

PT-FI has applied for a one-year extension of its export license, which currently expires on February 16, 2019.

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

Community Development Programs.  FCX has adopted policies that govern its working relationships with the communities where it operates. These policies are designed to guide its practices and programs in a manner that respects and promotes basic human rights and the culture of the local people impacted by FCX’s operations. FCX continues to make significant expenditures on community development, education, training and cultural programs.

In 1996, PT-FI established the Freeport Partnership Fund for Community Development (Partnership Fund) through which PT-FI has made available funding and technical assistance to support community development initiatives in the areas of health, education, economic development and local infrastructure of the area. PT-FI has committed through June 30, 2019, to provide one percent of its annual revenue for the development of the local communities in its area of operations through the Partnership Fund. PT-FI charged $55 million in 2018, $44 million in 2017 and $33 million in 2016 to cost of sales for this commitment.

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

Commodity Contracts.  From time to time, FCX has entered into derivative contracts to hedge the market risk associated with fluctuations in the prices of commodities it purchases and sells. Derivative financial instruments used by FCX to manage its risks do not contain credit risk-related contingent provisions. As a result of the acquisition of the oil and gas business in 2013, FCX assumed a variety of crude oil and natural gas commodity derivatives to hedge the exposure to the volatility of crude oil and natural gas commodity prices, all of which had matured by December 31, 2015. As of December 31, 2018 and 2017, FCX had no price protection contracts relating to its mine production. A discussion of FCX’s derivative contracts and programs follows.

Derivatives Designated as Hedging Instruments – Fair Value Hedges
Copper Futures and Swap Contracts. Some of FCX’s U.S. copper rod customers request a fixed market price instead of the COMEX average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures or swap contracts. Hedging gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses during the three years ended December 31, 2018, resulting from hedge ineffectiveness. At December 31, 2018, FCX held copper futures and swap contracts that qualified for hedge accounting for 68 million pounds at an average contract price of $2.77 per pound, with maturities through June 2020.

A summary of (losses) gains recognized in revenues for derivative financial instruments related to commodity contracts that are designated and qualify as fair value hedge transactions, including the unrealized gains (losses) on the related hedged item for the years ended December 31 follows:

	2018	2017	2016
Copper futures and swap contracts:
Unrealized (losses) gains:
Derivative financial instruments	$(20)	$4	$16
Hedged item – firm sales commitments	20	(4)	(16)

Realized (losses) gains:
Matured derivative financial instruments	(22)	30	1

Derivatives Not Designated as Hedging Instruments
Embedded Derivatives. Certain FCX concentrate, copper cathode and gold sales contracts provide for provisional pricing primarily based on the LME copper price or the COMEX copper price and the LMBA gold price at the time of shipment as specified in the contract. FCX receives market prices based on prices in the specified future month, which results in price fluctuations recorded to revenues until the date of settlement. FCX records revenues and invoices customers at the time of shipment based on then-current LME or COMEX prices, which results in an embedded derivative (i.e., a pricing mechanism that is finalized after the time of delivery) that is required to be bifurcated from the host contract. The host contract is the sale of the metals contained in the concentrate or cathode at the then-current LME or COMEX price. FCX applies the normal purchases and normal sales scope exception in accordance with derivatives and hedge accounting guidance to the host contract in its concentrate or cathode sales agreements since these contracts do not allow for net settlement and always result in physical delivery. The embedded derivative does not qualify for hedge accounting and is adjusted to fair value through earnings each period, using the period-end forward prices, until the date of final pricing. Similarly, FCX purchases copper and cobalt under contracts that provide for provisional pricing. Mark-to-market price fluctuations from these embedded derivatives are recorded through the settlement date and are reflected in revenues for sales contracts and in inventory for purchase contracts. A summary of FCX’s embedded derivatives at December 31, 2018, follows:

	Open	Average Price Per Unit		Maturities
	Positions	Contract	Market	Through
Embedded derivatives in provisional sales contracts:
Copper (millions of pounds)	489	$2.78	$2.70	May 2019
Gold (thousands of ounces)	119	1,229	1,286	April 2019
Embedded derivatives in provisional purchase contracts:
Copper (millions of pounds)	117	2.79	2.71	May 2019
Cobalt (millions of pounds)	9	19.58	19.25	March 2019

Crude Oil and Natural Gas Contracts. FCX had no outstanding crude oil or natural gas derivative contracts as of December 31, 2018 or 2017. As part of the terms of the agreement to sell its onshore California oil and gas properties, FM O&G entered into derivative contracts during October 2016. Sentinel assumed these contracts at the time of the sale in December 2016. These derivative contracts were not designated as hedges for accounting purposes, and were recorded at fair value with the mark-to-market gains and losses recorded in revenues (oil contracts) and production costs (natural gas contracts).

Copper Forward Contracts. Atlantic Copper, FCX’s wholly owned smelting and refining unit in Spain, enters into copper forward contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in cost of sales. At December 31, 2018, Atlantic Copper held net copper forward sales contracts for 8 million pounds at an average contract price of $2.76 per pound, with maturities through February 2019.

Summary of (Losses) Gains. A summary of the realized and unrealized (losses) gains recognized in operating income (loss) for commodity contracts that do not qualify as hedge transactions, including embedded derivatives, for the years ended December 31 follows:

	2018	2017	2016
Embedded derivatives in provisional sales contracts[a]
Copper	$(310)	$489	$262
Gold and other	(7)	26	4
Crude oil options and swaps[a]	—	—	(35)
Copper forward contracts[b]	18	(15)	5

a.	Amounts recorded in revenues.

b.	Amounts recorded in cost of sales as production and delivery costs.

Unsettled Derivative Financial Instruments
A summary of the fair values of unsettled commodity derivative financial instruments follows:

	December 31,
	2018	2017
Commodity Derivative Assets:
Derivatives designated as hedging instruments:
Copper futures and swap contracts	$—	$11
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional copper, gold and cobalt
sales/purchase contracts	23	155
Copper forward contracts	—	1
Total derivative assets	$23	$167

Commodity Derivative Liabilities:
Derivatives designated as hedging instruments:
Copper futures and swap contracts	$9	$—
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional copper, gold and cobalt
sales/purchase contracts	39	55
Copper forward contracts	—	2
Total derivative liabilities	$48	$57

FCX’s commodity contracts have netting arrangements with counterparties with which the right of offset exists, and it is FCX’s policy to generally offset balances by contract on its balance sheet. FCX’s embedded derivatives on provisional sales/purchase contracts are netted with the corresponding outstanding receivable/payable balances.

A summary of these unsettled commodity contracts that are offset in the balance sheet follows:

	Assets at December 31,		Liabilities at December 31,
	2018	2017	2018	2017

Gross amounts recognized:
Commodity contracts:
Embedded derivatives in provisional
sales/purchase contracts	$23	$155	$39	$55
Copper derivatives	—	12	9	2
	23	167	48	57

Less gross amounts of offset:
Commodity contracts:
Embedded derivatives in provisional
sales/purchase contracts	7	—	7	—
Copper derivatives	—	1	—	1
	7	1	7	1

Net amounts presented in balance sheet:
Commodity contracts:
Embedded derivatives in provisional
sales/purchase contracts	16	155	32	55
Copper derivatives	—	11	9	1
	$16	$166	$41	$56

Balance sheet classification:
Trade accounts receivable	$3	$151	$24	$—
Other current assets	—	11	—	—
Accounts payable and accrued liabilities	13	4	17	56
	$16	$166	$41	$56
Credit Risk. FCX is exposed to credit loss when financial institutions with which it has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. FCX does not anticipate that any of the counterparties it deals with will default on their obligations. As of December 31, 2018, the maximum amount of credit exposure associated with derivative transactions was $16 million.

Other Financial Instruments. Other financial instruments include cash and cash equivalents, restricted cash, restricted cash equivalents, accounts receivable, investment securities, legally restricted funds, accounts payable and accrued liabilities, dividends payable and long-term debt. The carrying value for cash and cash equivalents (which included time deposits of $2.3 billion at December 31, 2018, and $2.9 billion at December 31, 2017), restricted cash, restricted cash equivalents, accounts receivable, accounts payable and accrued liabilities, and dividends payable approximates fair value because of their short-term nature and generally negligible credit losses (refer to Note 15 for the fair values of investment securities, legally restricted funds and long-term debt).

In addition, as of December 31, 2018, FCX has contingent consideration assets related to certain 2016 asset sales (refer to Note 15 for the related fair value and to Note 2 for further discussion of these instruments).

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents. The following table provides a reconciliation of total cash, cash equivalents, restricted cash and restricted cash equivalents presented in the consolidated statements of cash flows to the components presented in the consolidated balance sheets:

	December 31, 2018	December 31, 2017
Balance sheet components:
Cash and cash equivalents	$4,217	$4,526
Restricted cash and restricted cash equivalents included in:
Other current assets	110	52
Other assets	128	132
Total cash, cash equivalents, restricted cash and restricted cash equivalents presented in the consolidated statements of cash flows	$4,455	$4,710

NOTE 15.  FAIR VALUE MEASUREMENT
Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). FCX did not have any significant transfers in or out of Level 3 for 2018.

FCX’s financial instruments are recorded on the consolidated balance sheets at fair value except for contingent consideration associated with the sale of the Deepwater GOM oil and gas properties (which was recorded under the loss recovery approach) and debt. A summary of the carrying amount and fair value of FCX’s financial instruments (including those measured at NAV as a practical expedient), other than cash and cash equivalents, restricted cash, restricted cash equivalents, accounts receivable, accounts payable and accrued liabilities, and dividends payable (refer to Note 14) follows:

	At December 31, 2018
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$25	$25	$25	$—	$—	$—
Equity securities	4	4	—	4	—	—
Total	29	29	25	4	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	55	55	55	—	—	—
Government mortgage-backed securities	38	38	—	—	38	—
Government bonds and notes	36	36	—	—	36	—
Corporate bonds	28	28	—	—	28	—
Asset-backed securities	11	11	—	—	11	—
Collateralized mortgage-backed securities	7	7	—	—	7	—
Money market funds	5	5	—	5	—	—
Municipal bonds	1	1	—	—	1	—
Total	181	181	55	5	121	—

Derivatives:
Embedded derivatives in provisional copper,
gold and cobalt sales/purchase contracts
in a gross asset position[c]	23	23	—	—	23	—
Contingent consideration for the sales of TFHL
and onshore California oil and gas properties[a]	73	73	—	—	73	—
Total	96	96	—	—	96	—

Contingent consideration for the sale of the
Deepwater GOM oil and gas properties[a]	143	127	—	—	—	127

Liabilities
Derivatives:[c]
Embedded derivatives in provisional copper,
gold and cobalt sales/purchase contracts
in a gross asset position	$39	$39	$—	$—	$39	$—
Copper futures and swap contracts	9	9	—	7	2	—
Total	48	48	—	7	41	—

Long-term debt, including current portion[d]	11,141	10,238	—	—	10,238	—

	At December 31, 2017
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$25	$25	$25	$—	$—	$—
Equity securities	5	5	—	5	—	—
Total	30	30	25	5	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	55	55	55	—	—	—
Government bonds and notes	40	40	—	—	40	—
Corporate bonds	32	32	—	—	32	—
Government mortgage-backed securities	27	27	—	—	27	—
Asset-backed securities	15	15	—	—	15	—
Money market funds	11	11	—	11	—	—
Collateralized mortgage-backed securities	8	8	—	—	8	—
Municipal bonds	1	1	—	—	1	—
Total	189	189	55	11	123	—

Derivatives:
Embedded derivatives in provisional copper,
gold and cobalt sales/purchase contracts
in a gross asset position[c]	155	155	—	—	155	—
Copper futures and swap contracts[c]	11	11	—	9	2	—
Copper forward contracts[c]	1	1	—	—	1	—
Contingent consideration for the sales of TFHL
and onshore California oil and gas properties[a]	108	108	—	—	108	—
Total	275	275	—	9	266	—

Contingent consideration for the sale of the
Deepwater GOM oil and gas properties[a]	150	134	—	—	—	134

Liabilities
Derivatives:[c]
Embedded derivatives in provisional copper,
gold and cobalt sales/purchase contracts
in a gross liability position	$55	$55	$—	$—	$55	$—
Copper forward contracts	2	2	—	1	1	—
Total	57	57	—	1	56	—

Long-term debt, including current portion[d]	13,229	13,381	—	—	13,381	—

a.	Current portion included in other current assets and long-term portion included in other assets.

b.
Excludes time deposits (which approximated fair value) included in (i) other current assets of $109 million at December 31, 2018, and $52 million at December 31, 2017, and (ii) other assets of $126 million at December 31, 2018, and $123 million at December 31, 2017, primarily associated with an assurance bond to support PT-FI’s commitment for the development of a new smelter in Indonesia (refer to Note 13 for further discussion) and PT-FI’s closure and reclamation guarantees (refer to Note 12 for further discussion).

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

FCX’s embedded derivatives on provisional copper concentrate, copper cathode and gold purchases and sales are valued using only quoted monthly LME or COMEX copper forward prices and the adjusted LBMA gold prices at each reporting date based on the month of maturity (refer to Note 14 for further discussion); however, FCX’s contracts themselves are not traded on an exchange. FCX’s embedded derivatives on provisional cobalt purchases are valued using quoted monthly LME cobalt forward prices or average published Metals Bulletin cobalt prices, subject to certain adjustments as specified by the terms of the contracts, at each reporting date based on the month of maturity. As a result, these derivatives are classified within Level 2 of the fair value hierarchy.

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

The techniques described above may produce a fair value calculation that may not be indicative of NRV or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with those used by other market participants, the use of different techniques or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the techniques used at December 31, 2018.

A summary of the changes in the fair value of FCX’s Level 3 instrument, contingent consideration for the sale of the Deepwater GOM oil and gas properties, for the years ended December 31 follows:

	2018	2017	2016
Balance at beginning of year	$134	$135	$—
Net unrealized (losses) gains related to assets still held at the end of the year	—	(1)	135
Settlements	(7)	—	—
Balance at the end of the year	$127	$134	$135

Refer to Notes 1, 2 and 5 for a discussion of the fair value estimates associated with other assets acquired and liabilities assumed related to the PT-FI divestment, which were determined based on inputs not observable in the market and thus represent Level 3 measurements.

NOTE 16.  BUSINESS SEGMENT INFORMATION
Product Revenues. FCX’s revenues attributable to the products it sold for the years ended December 31 follow:

	2018	2017	2016
Copper:
Concentrate	$6,180	$5,604	$5,048
Cathode	4,366	3,759	3,495
Rod, and other refined copper products	2,396	2,387	2,082
Purchased copper[a]	1,053	789	428
Gold	3,231	2,126	1,592
Molybdenum	1,190	896	659
Other[b]	1,490	1,159	2,145
Adjustments to revenues:
Treatment charges	(535)	(536)	(652)
Royalty expense[c]	(246)	(181)	(138)
Export duties[d]	(180)	(115)	(95)
Revenues from contracts with customers	18,945	15,888	14,564
Embedded derivatives[e]	(317)	515	266
Total consolidated revenues	$18,628	$16,403	$14,830

a.	FCX purchases copper cathode primarily for processing by its Rod & Refining operations.

b.	Primarily includes revenues associated with cobalt, silver, oil, gas and natural gas liquids.

c.	Reflects royalties for sales from PT-FI and Cerro Verde that will vary with the volume of metal sold and the prices of copper and gold.

d.	Refer to Note 13 for discussion of PT-FI export duties.

e.	Refer to Note 14 for discussion of embedded derivatives related to FCX’s provisionally priced concentrate and cathode sales contracts.

Geographic Area. Information concerning financial data by geographic area follows:

	December 31,
	2018	2017	2016
Long-lived assets:[a]
Indonesia	$14,025	$8,938	$8,794
U.S.	8,208	8,312	8,282
Peru	7,274	7,485	7,981
Chile	1,128	1,221	1,269
Other	458	408	378
Total	$31,093	$26,364	$26,704

a.	Excludes deferred tax assets and intangible assets.

	Years Ended December 31,
	2018	2017	2016
Revenues:[a]
U.S.	$5,790	$5,344	$5,896
Switzerland	2,941	1,200	1,147
Indonesia	2,226	2,023	1,402
Japan	1,946	1,882	1,350
Spain	1,070	1,086	878
China	873	1,136	1,125
India	389	782	553
United Kingdom	296	226	204
Chile	294	248	250
Belgium	278	39	87
Korea	269	364	219
Germany	256	161	162
France	255	122	80
Philippines	221	378	261
Bermuda	207	226	273
Other	1,317	1,186	943
Total	$18,628	$16,403	$14,830

a.	Revenues are attributed to countries based on the location of the customer.

Major Customers and Affiliated Companies. Copper concentrate sales to PT Smelting totaled 12 percent of FCX’s consolidated revenues for both the years ended December 31, 2018 and 2017, which is the only customer that accounted for 10 percent or more of FCX’s consolidated revenues during the three years ended December 31, 2018.

Consolidated revenues include sales to the noncontrolling interest owners of FCX’s South America mining operations totaling $1.2 billion in 2018, $1.1 billion in 2017 and $1.0 billion in 2016, and PT-FI’s sales to PT Smelting totaling $2.2 billion in 2018, $2.0 billion in 2017 and $1.4 billion in 2016.

Labor Matters. As of December 31, 2018, approximately 37 percent of FCX’s global labor force was covered by collective bargaining agreements, and approximately 21 percent was covered by agreements that expired and are currently being negotiated or will expire within one year.

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

The Morenci open-pit mine, located in southeastern Arizona, produces copper cathode and copper concentrate. In addition to copper, the Morenci mine also produces molybdenum concentrate. The Morenci mine produced 49 percent of FCX’s North America copper during 2018.

South America Mining. South America mining includes two operating copper mines – Cerro Verde in Peru and El Abra in Chile. These operations include open-pit mining, sulfide ore concentrating, leaching and SX/EW operations.

The Cerro Verde open-pit copper mine, located near Arequipa, Peru, produces copper cathode and copper concentrate. In addition to copper, the Cerro Verde mine also produces molybdenum concentrate and silver. The Cerro Verde mine produced 84 percent of FCX’s South America copper during 2018.

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

Atlantic Copper Smelting & Refining. Atlantic Copper smelts and refines copper concentrate and markets refined copper and precious metals in slimes. During 2018, Atlantic Copper purchased 14 percent of its concentrate requirements from the North America copper mines, 5 percent from the South America mining operations and 4 percent from the Indonesia mining operations, with the remainder purchased from unaffiliated third parties.

Corporate, Other & Eliminations. Corporate, Other & Eliminations consists of FCX’s other mining and eliminations, oil and gas operations and other corporate and elimination items. Other mining and eliminations include the Miami smelter (a smelter at FCX’s Miami, Arizona, mining operation), Freeport Cobalt, molybdenum conversion facilities in the U.S. and Europe, five non-operating copper mines in North America (Ajo, Bisbee, Tohono, Twin Buttes and Christmas in Arizona) and other mining support entities.

Financial Information by Business Segment

	North America Copper Mines			South America
												Atlantic	Corporate,
												Copper	Other
				Cerro				Indonesia		Molybdenum	Rod &	Smelting	& Elimi-		FCX
	Morenci	Other	Total	Verde		Other	Total	Mining		Mines	Refining	& Refining	nations		Total
Year Ended December 31, 2018
Revenues:
Unaffiliated customers	$90	$54	$144	$2,709		$594	$3,303	$5,446		$—	$5,103	$2,299	$2,333	[a]	$18,628
Intersegment	2,051	2,499	4,550	352		—	352	113		410	31	3	(5,459)		—
Production and delivery	1,183	1,945	3,128	1,887	[b,c]	478	2,365	1,864	[d]	289	5,117	2,218	(3,290)		11,691
Depreciation, depletion and amortization	176	184	360	456		90	546	606		79	11	27	125	[e]	1,754
Selling, general and administrative expenses	3	3	6	9		—	9	123		—	—	21	284		443
Mining exploration and research expenses	—	3	3	—		—	—	—		—	—	—	102		105
Environmental obligations and shutdown costs	—	2	2	—		—	—	—		—	—	—	87		89
Net gain on sales of assets	—	—	—	—		—	—	—		—	—	—	(208)	[f]	(208)
Operating income (loss)	779	416	1,195	709		26	735	2,966		42	6	36	(226)		4,754

Interest expense, net	3	1	4	429	[c]	—	429	1		—	—	25	486		945
Provision for (benefit from) income taxes	—	—	—	253	[c]	15	268	755	[g]	—	—	1	(33)	[h]	991
Total assets at December 31, 2018	2,922	4,608	7,530	8,524		1,707	10,231	15,646		1,796	233	773	6,007		42,216
Capital expenditures	216	385	601	220		17	237	1,001		9	5	16	102		1,971

Year Ended December 31, 2017
Revenues:
Unaffiliated customers	$228	$180	$408	$2,811		$498	$3,309	$4,445		$—	$4,456	$2,031	$1,754	[a]	$16,403
Intersegment	1,865	2,292	4,157	385		—	385	—		268	26	1	(4,837)		—
Production and delivery	1,043	1,702	2,745	1,878	[c]	366	2,244	1,735	[i]	227	4,467	1,966	(3,118)		10,266	[j]
Depreciation, depletion and amortization	178	247	425	441		84	525	556		76	10	28	94		1,714
Selling, general and administrative expenses	2	2	4	9		—	9	126	[i]	—	—	18	320		477
Mining exploration and research expenses	—	2	2	—		—	—	—		—	—	—	91		93
Environmental obligations and shutdown costs	—	—	—	—		—	—	—		—	—	—	244		244
Net gain on sales of assets	—	—	—	—		—	—	—		—	—	—	(81)	[f]	(81)
Operating income (loss)	870	519	1,389	868		48	916	2,028		(35)	5	20	(633)		3,690

Interest expense, net	3	1	4	212	[c]	—	212	4		—	—	18	563		801
Provision for (benefit from) income taxes	—	—	—	436	[c]	10	446	869		—	—	5	(437)	[h]	883
Total assets at December 31, 2017	2,861	4,241	7,102	8,878		1,702	10,580	10,911		1,858	277	822	5,752		37,302
Capital expenditures	114	53	167	103		12	115	875		5	4	41	203		1,410

a.	Includes revenues from FCX’s molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America and South America copper mines.

b.	Includes charges totaling $69 million associated with Cerro Verde’s new three-year collective labor agreement.

c.
Includes net charges totaling $14 million in production and delivery costs in 2018 and $203 million in 2017, $370 million in interest expense in 2018 and $145 million in 2017, and $35 million of net tax benefits in provision for income taxes in 2018 and $7 million of net tax charges in 2017 associated with disputed royalties for prior years.

d.
Includes net charges of $223 million primarily associated with surface water tax disputes with the local regional tax authority in Papua, assessments of prior period permit fees with the MOEF, disputed payroll withholding taxes for prior years and other tax settlements, and to write-off certain previously capitalized project costs for the new smelter in Indonesia, partially offset by inventory adjustments.

e.	Includes $31 million of depreciation expense at Freeport Cobalt from December 2016 through December 2017 that was suspended while it was classified as held for sale.

f.
Includes net gains in 2018 totaling $97 million associated with a favorable adjustment to the estimated fair value less costs to sell for Freeport Cobalt and fair value adjustments of $31 million associated with potential contingent consideration related to the 2016 sale of onshore California oil and gas properties; and net gains in 2017, primarily associated with sales of oil and gas properties of $49 million and a favorable adjustment of $13 million associated with the estimated fair value less costs to sell for the Kisanfu exploration project. Refer to Note 2 for further discussion.

g.
Includes tax credits totaling $571 million related to the change in PT-FI's tax rates in accordance with its IUPK ($504 million), U.S. tax reform ($47 million) and adjustment to PT-FI's historical tax positions ($20 million).

h.	Includes net tax credits totaling $76 million in 2018 and $438 million in 2017 primarily related to U.S. tax reform. Refer to Note 11 for further discussion.

i.	Includes net charges at PT-FI associated with workforce reductions totaling $120 million in production and delivery costs and $5 million in selling, general and administrative expenses.

j.
Includes a $42 million decrease related to the adoption of the new guidance for the presentation of net periodic benefit cost for pension and other postretirement benefit plans (refer to Note 1 for further discussion).

	North America Copper Mines			South America
										Atlantic	Corporate,
										Copper	Other
				Cerro			Indonesia	Molybdenum	Rod &	Smelting	& Elimi-		FCX
	Morenci	Other	Total	Verde	Other	Total	Mining	Mines	Refining	& Refining	nations		Total
Year Ended December 31, 2016
Revenues:
Unaffiliated customers	$444	$240	$684	$2,241	$510	$2,751	$3,233	$—	$3,833	$1,825	$2,504	[a,b]	$14,830
Intersegment	1,511	2,179	3,690	187	—	187	62	186	29	5	(4,159)		—
Production and delivery	1,162	1,752	2,914	1,351	407	1,758	1,775	212	3,833	1,712	(1,517)	[c]	10,687	[d]
Depreciation, depletion and amortization	217	313	530	443	110	553	384	68	10	29	956		2,530
Impairment of oil and gas properties	—	—	—	—	—	—	—	—	—	—	4,317		4,317
Selling, general and administrative expenses	2	3	5	8	1	9	88	—	—	17	478	[c]	597
Mining exploration and research expenses	—	3	3	—	—	—	—	—	—	—	60		63
Environmental obligations and shutdown costs	—	—	—	—	—	—	—	—	—	—	14		14
Net gain on sales of assets	(576)	—	(576)	—	—	—	—	—	—	—	(73)		(649)
Operating income (loss)	1,150	348	1,498	626	(8)	618	1,048	(94)	19	72	(5,890)		(2,729)

Interest expense, net	3	1	4	82	—	82	—	—	—	15	654		755
Provision for (benefit from) income taxes	—	—	—	222	(6)	216	442	—	—	9	(296)		371
Total assets at December 31, 2016	2,863	4,448	7,311	9,076	1,533	10,609	10,493	1,934	220	658	6,092		37,317
Capital expenditures	77	25	102	380	2	382	1,025	2	1	17	1,284	[e]	2,813

a.	Includes revenues from FCX’s molybdenum sales company, which included sales of molybdenum produced by the Molybdenum mines and by certain of the North America and South America copper mines.

b.
Includes net mark-to-market losses totaling $35 million associated with oil derivative contracts, which were entered into as part of the terms to sell the onshore California oil and gas properties in 2016.

c.
Includes net charges for oil and gas operations totaling $1.0 billion in production and delivery costs, primarily for drillship settlements/idle rig and contract termination costs, inventory adjustments, asset impairments and other net charges, and $85 million in selling, general and administrative expenses for net restructuring charges.

d.
Includes a $46 million decrease related to the adoption of the new guidance for the presentation of net periodic benefit cost for pension and other postretirement benefit plans (refer to Note 1 for further discussion).

e.	Includes $1.2 billion associated with oil and gas operations and $73 million associated with discontinued operations. Refer to Note 2 for a summary of the results of discontinued operations.

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

The following condensed consolidating financial information includes information regarding FCX, as issuer, FM O&G LLC, as guarantor, and all other non-guarantor subsidiaries of FCX. Included are the condensed consolidating balance sheets at December 31, 2018 and 2017, and the related condensed consolidating statements of comprehensive income (loss) and the condensed consolidating statements of cash flows for the three years ended December 31, 2018, which should be read in conjunction with FCX’s notes to the consolidated financial statements.

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2018

	FCX		FM O&G LLC	Non-guarantor		Consolidated
	Issuer		Guarantor	Subsidiaries	Eliminations	FCX
ASSETS
Current assets	$309		$620	$10,376	$(585)	$10,720
Property, plant, equipment and mine development costs, net	19		7	27,984	—	28,010
Investments in consolidated subsidiaries	19,064		—	—	(19,064)	—
Other assets	880		23	3,218	(635)	3,486
Total assets	$20,272		$650	$41,578	$(20,284)	$42,216

LIABILITIES AND EQUITY
Current liabilities	$245		$34	$3,667	$(617)	$3,329
Long-term debt, less current portion	9,594		6,984	5,649	(11,103)	11,124
Deferred income taxes	524	[a]	—	3,508	—	4,032
Environmental and asset retirement obligations, less current portion	—		227	3,382	—	3,609
Investments in consolidated subsidiary	—		578	10,513	(11,091)	—
Other liabilities	111		3,340	2,265	(3,486)	2,230
Total liabilities	10,474		11,163	28,984	(26,297)	24,324

Equity:
Stockholders’ equity	9,798		(10,513)	9,912	601	9,798
Noncontrolling interests	—		—	2,682	5,412	8,094
Total equity	9,798		(10,513)	12,594	6,013	17,892
Total liabilities and equity	$20,272		$650	$41,578	$(20,284)	$42,216

a.	All U.S.-related deferred income taxes are recorded at the parent company.

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2017

	FCX		FM O&G LLC	Non-guarantor		Consolidated
	Issuer		Guarantor	Subsidiaries	Eliminations	FCX
ASSETS
Current assets	$75		$671	$10,670	$(790)	$10,626
Property, plant, equipment and mine development costs, net	14		11	22,979	(10)	22,994
Investments in consolidated subsidiaries	19,570		—	—	(19,570)	—
Other assets	943		48	3,182	(491)	3,682
Total assets	$20,602		$730	$36,831	$(20,861)	$37,302

LIABILITIES AND EQUITY
Current liabilities	$1,683		$220	$3,949	$(938)	$4,914
Long-term debt, less current portion	10,021		6,512	5,552	(10,270)	11,815
Deferred income taxes	748	[a]	—	2,915	—	3,663
Environmental and asset retirement obligations, less current portion	—		201	3,401	—	3,602
Investments in consolidated subsidiary	—		853	10,397	(11,250)	—
Other liabilities	173		3,340	1,987	(3,488)	2,012
Total liabilities	12,625		11,126	28,201	(25,946)	26,006

Equity:
Stockholders’ equity	7,977		(10,396)	5,916	4,480	7,977
Noncontrolling interests	—		—	2,714	605	3,319
Total equity	7,977		(10,396)	8,630	5,085	11,296
Total liabilities and equity	$20,602		$730	$36,831	$(20,861)	$37,302

a.	All U.S.-related deferred income taxes are recorded at the parent company.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Year Ended December 31, 2018
	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Revenues	$—	$59	$18,569	$—	$18,628
Total costs and expenses	28	58	13,798	(10)	13,874
Operating (loss) income	(28)	1	4,771	10	4,754
Interest expense, net	(388)	(301)	(734)	478	(945)
Net gain (loss) on early extinguishment of debt	7	2	(2)	—	7
Other income (expense), net	477	—	77	(478)	76
Income (loss) before income taxes and equity in affiliated companies’ net earnings (losses)	68	(298)	4,112	10	3,892
(Provision for) benefit from income taxes	(176)	61	(874)	(2)	(991)
Equity in affiliated companies’ net earnings (losses)	2,710	10	(219)	(2,493)	8
Net income (loss) from continuing operations	2,602	(227)	3,019	(2,485)	2,909
Net loss from discontinued operations	—	—	(15)	—	(15)
Net income (loss)	2,602	(227)	3,004	(2,485)	2,894
Net income attributable to noncontrolling interests	—	—	(68)	(224)	(292)
Net income (loss) attributable to common stockholders	$2,602	$(227)	$2,936	$(2,709)	$2,602

Other comprehensive (loss) income	(33)	—	(33)	33	(33)
Total comprehensive income (loss)	$2,569	$(227)	$2,903	$(2,676)	$2,569

Year Ended December 31, 2017
	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Revenues	$—	$52	$16,351	$—	$16,403
Total costs and expenses	39	78	12,586	10	12,713
Operating (loss) income	(39)	(26)	3,765	(10)	3,690
Interest expense, net	(467)	(227)	(455)	348	(801)
Net gain (loss) on early extinguishment of debt	22	5	(6)	—	21
Other income (expense), net	336	—	4	(348)	(8)
(Loss) income before income taxes and equity in affiliated companies’ net earnings (losses)	(148)	(248)	3,308	(10)	2,902
Benefit from (Provision for) income taxes	220	(108)	(998)	3	(883)
Equity in affiliated companies’ net earnings (losses)	1,745	10	(337)	(1,408)	10
Net income (loss) from continuing operations	1,817	(346)	1,973	(1,415)	2,029
Net income from discontinued operations	—	—	66	—	66
Net income (loss)	1,817	(346)	2,039	(1,415)	2,095
Net income attributable to noncontrolling interests:
Continuing operations	—	—	(150)	(124)	(274)
Discontinued operations	—	—	(4)	—	(4)
Net income (loss) attributable to common stockholders	$1,817	$(346)	$1,885	$(1,539)	$1,817

Other comprehensive income (loss)	61	—	61	(61)	61
Total comprehensive income (loss)	$1,878	$(346)	$1,946	$(1,600)	$1,878

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

Year Ended December 31, 2016
	FCX	FM O&G LLC		Non-guarantor			Consolidated
	Issuer	Guarantor		Subsidiaries		Eliminations	FCX
Revenues	$—	$379		$14,451		$—	$14,830
Total costs and expenses	72	3,074	[a]	14,403	[a]	10	17,559
Operating (loss) income	(72)	(2,695)		48		(10)	(2,729)
Interest expense, net	(534)	(56)		(498)		333	(755)
Net gain on early extinguishment of debt	26	—		—		—	26
Other income (expense), net	268	—		10		(292)	(14)
(Loss) income before income taxes and equity in affiliated companies’ net (losses) earnings	(312)	(2,751)		(440)		31	(3,472)
(Provision for) benefit from income taxes	(2,233)	1,053		821		(12)	(371)
Equity in affiliated companies’ net (losses) earnings	(1,609)	(3,101)		(4,790)		9,511	11
Net (loss) income from continuing operations	(4,154)	(4,799)		(4,409)		9,530	(3,832)
Net income from discontinued operations	—	—		(154)		(39)	(193)
Net (loss) income	(4,154)	(4,799)		(4,563)		9,491	(4,025)
Net income and gain on redemption and preferred dividends attributable to noncontrolling interests:
Continuing operations	—	—		—		(66)	(66)
Discontinued operations	—	—		(63)		—	(63)
Net (loss) income attributable to common stockholders	$(4,154)	$(4,799)		$(4,626)		$9,425	$(4,154)

Other comprehensive (loss) income	(45)	—		(45)		45	(45)
Total comprehensive (loss) income	$(4,199)	$(4,799)		$(4,671)		$9,470	$(4,199)

a.
Includes impairment charges totaling $1.5 billion at the FM O&G LLC Guarantor and $2.8 billion at the non-guarantor subsidiaries related to ceiling test impairment charges for FCX’s oil and gas properties pursuant to full cost accounting rules and a goodwill impairment charge.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2018
	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Net cash (used in) provided by operating activities	$(40)	$(487)	$4,390	$—	$3,863

Cash flow from investing activities:
Capital expenditures	(2)	—	(1,969)	—	(1,971)
Acquisition of PT Rio Tinto Indonesia	—	—	(3,500)	—	(3,500)
Intercompany loans	(832)	—	—	832	—
Dividends from (investments in) consolidated subsidiaries	2,475	—	84	(2,559)	—
Asset sales and other, net	460	6	(13)	—	453
Net cash provided by (used in) investing activities	2,101	6	(5,398)	(1,727)	(5,018)

Cash flow from financing activities:
Proceeds from debt	—	—	632	—	632
Repayments of debt	(1,826)	(53)	(838)	—	(2,717)
Intercompany loans	—	526	306	(832)	—
Proceeds from sale of PT Freeport Indonesia shares	—	—	3,710	(210)	3,500
Cash dividends paid and distributions received, net	(217)	—	(3,032)	2,753	(496)
Other, net	(18)	—	(17)	16	(19)
Net cash (used in) provided by financing activities	(2,061)	473	761	1,727	900

Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	—	(8)	(247)	—	(255)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	—	8	4,702	—	4,710
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of year	$—	$—	$4,455	$—	$4,455

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended December 31, 2017
	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Net cash (used in) provided by operating activities	$(156)	$(467)	$5,289	$—	$4,666

Cash flow from investing activities:
Capital expenditures	—	(25)	(1,385)	—	(1,410)
Intercompany loans	(777)	—	—	777	—
Dividends from (investments in) consolidated subsidiaries	3,226	(15)	120	(3,331)	—
Asset sales and other, net	—	57	32	—	89
Net cash provided by (used in) investing activities	2,449	17	(1,233)	(2,554)	(1,321)

Cash flow from financing activities:
Proceeds from debt	—	—	955	—	955
Repayments of debt	(2,281)	(205)	(1,326)	—	(3,812)
Intercompany loans	—	663	114	(777)	—
Cash dividends and distributions paid, including redemption	(2)	—	(3,440)	3,266	(176)
Other, net	(10)	(10)	(67)	65	(22)
Net cash (used in) provided by financing activities	(2,293)	448	(3,764)	2,554	(3,055)

Net (decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	—	(2)	292	—	290
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	—	10	4,410	—	4,420
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of year	$—	$8	$4,702	$—	$4,710

Year Ended December 31, 2016
	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Net cash (used in) provided by operating activities	$(137)	$(263)	$4,135	$2	$3,737

Cash flow from investing activities:
Capital expenditures	—	(567)	(2,248)	2	(2,813)
Intercompany loans	481	(346)	—	(135)	—
Dividends from (investments in) consolidated subsidiaries	1,469	(45)	176	(1,600)	—
Asset sales and other, net	2	1,673	4,695	(4)	6,366
Net cash provided by (used in) investing activities	1,952	715	2,623	(1,737)	3,553

Cash flow from financing activities:
Proceeds from debt	1,721	—	1,960	—	3,681
Repayments of debt	(5,011)	—	(2,614)	—	(7,625)
Intercompany loans	—	(332)	197	135	—
Net proceeds from sale of common stock	1,515	—	3,388	(3,388)	1,515
Cash dividends and distributions paid	(6)	(107)	(5,555)	4,969	(699)
Other, net	(34)	(3)	(20)	19	(38)
Net cash (used in) provided by financing activities	(1,815)	(442)	(2,644)	1,735	(3,166)

Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	—	10	4,114	—	4,124
Increase in cash and cash equivalents in assets held for sale	—	—	(45)	—	(45)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	—	—	341	—	341
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of year	$—	$10	$4,410	$—	$4,420

NOTE 18.  SUBSEQUENT EVENTS
FCX evaluated events after December 31, 2018, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

NOTE 19.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2018
Revenues	$4,868	$5,168	$4,908	$3,684	$18,628
Operating income	1,459	1,664	1,315	316	4,754
Net income from continuing operations	828	1,039	668	374	2,909
Net (loss) income from discontinued operations	(11)	(4)	(4)	4	(15)
Net income	817	1,035	664	378	2,894
Net (income) loss attributable to noncontrolling interests from continuing operations	(125)	(166)	(108)	107	(292)
Net income attributable to common stockholders	692	869	556	485	2,602

Basic net income (loss) per share attributable to common stockholders:
Continuing operations	$0.48	$0.60	$0.38	$0.33	$1.80
Discontinued operations	(0.01)	—	—	—	(0.01)
	$0.47	$0.60	$0.38	$0.33	$1.79

Basic weighted-average shares outstanding	1,449	1,449	1,450	1,450	1,449

Diluted net income (loss) per share attributable to common stockholders:
Continuing operations	$0.48	$0.59	$0.38	$0.33	$1.79
Discontinued operations	(0.01)	—	—	—	(0.01)
	$0.47	$0.59	$0.38	$0.33	$1.78

Diluted weighted-average shares outstanding	1,458	1,458	1,458	1,457	1,458

Following summarizes significant charges (credits) included in FCX’s net income attributable to common stockholders for the 2018 quarters:

•
Net charges at Cerro Verde related to Peruvian government claims for disputed royalties (refer to Note 12 for further discussion) totaled $195 million to net income attributable to common stockholders or $0.13 per share for the year (consisting of $14 million to production and delivery costs, $370 million to interest expense, $22 million to other expense, net of income tax benefits of $35 million and noncontrolling interests of $176 million), most of which was recorded in the fourth quarter.

•
Net charges at PT-FI totaled $223 million ($110 million to net income attributable to common stockholders or $0.08 per share) consisting of charges to production and delivery of $69 million for surface water tax disputes with the local regional tax authority in Papua, Indonesia, $32 million for assessments of prior period permit fees with the MOEF, $72 million for disputed payroll withholding taxes for prior years and other tax settlements and $62 million to write-off certain previously capitalized project costs for the new smelter in Indonesia in fourth quarter, partly offset by inventory adjustments of $12 million recorded in second quarter. The fourth quarter also included $43 million of inventory adjustments at PT-FI related to prior 2018 quarterly periods.

•
Net charges at Cerro Verde related to Cerro Verde’s new three-year collective bargaining agreement totaled $69 million ($22 million to net income attributable to common stockholders or $0.02 per share) for the year, which was recorded in the third quarter.

•
Net adjustments to environmental obligations and related litigation reserves totaled $57 million to operating income and net income attributable to common stockholders ($0.04 per share) for the year, most of which was recorded in the second quarter.

•
Net gains on sales of assets for the year totaled $208 million to operating income and net income attributable to common stockholders ($0.14 per share), mostly associated with adjustments to assets no longer classified as held for sale, adjustments to the fair value of contingent consideration related to the 2016 sale of onshore California oil and gas properties (which will continue to be adjusted through December 31, 2020) and the sale of Port Carteret (assets held for sale), and included $11 million in the first quarter, $45 million in the second quarter, $70 million in the third quarter and $82 million in the fourth quarter. Refer to Note 2 for further discussion of asset dispositions.

•
Other net charges for the year totaled $50 million ($30 million to net income attributable to common stockholders or $0.02 per share), including prior period depreciation expense at Freeport Cobalt that was suspended while it was classified as held for sale ($48 million in fourth-quarter and $31 million for the year).

•
Net tax credits for the year totaled $632 million ($574 million net of noncontrolling interest or $0.39 per share), primarily associated with a reduction in PT-FI’s statutory rates in accordance with the IUPK ($504 million) and benefits associated with U.S. tax reform ($123 million), most of which was recorded in the fourth quarter. Refer to Note 11 for further discussion.

•
In November 2016, FCX completed the sale of its interest in TFHL (refer to Note 2 for further discussion), and, in accordance with accounting guidance, reported the results of operations of TFHL as discontinued operations for all periods presented. Net (loss) income from discontinued operations for the 2018 periods primarily reflects adjustments to the fair value of the potential contingent consideration related to the sale, which will continue to be adjusted through December 31, 2019.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2017
Revenues	$3,341	$3,711	$4,310	$5,041	$16,403
Operating income	597	686	928	1,479	3,690
Net income from continuing operations	268	326	242	1,193	2,029
Net income from discontinued operations	38	9	3	16	66
Net income	306	335	245	1,209	2,095
Net (income) loss attributable to noncontrolling interests:
Continuing operations	(75)	(66)	35	(168)	(274)
Discontinued operations	(3)	(1)	—	—	(4)
Net income attributable to common stockholders	228	268	280	1,041	1,817

Basic net income per share attributable to common stockholders:
Continuing operations	$0.13	$0.18	$0.19	$0.71	$1.21
Discontinued operations	0.03	—	—	0.01	0.04
	$0.16	$0.18	$0.19	$0.72	$1.25

Basic weighted-average shares outstanding	1,446	1,447	1,448	1,448	1,447

Diluted net income per share attributable to common stockholders:
Continuing operations	$0.13	$0.18	$0.19	$0.70	$1.21
Discontinued operations	0.03	—	—	0.01	0.04
	$0.16	$0.18	$0.19	$0.71	$1.25

Diluted weighted-average shares outstanding	1,454	1,453	1,454	1,455	1,454

Following summarizes significant charges (credits) included in FCX’s net income attributable to common stockholders for the 2017 quarters:

•
Net charges at Cerro Verde related to Peruvian government claims for disputed royalties (refer to Note 12 for further discussion) totaled $186 million to net income attributable to common stockholders or $0.13 per share for the year (consisting of $203 million to operating income, $145 million to interest expense and $7 million to provision for income taxes, net of $169 million to noncontrolling interests), most of which was recorded in the third quarter.

•
Net charges associated with PT-FI workforce reductions for the year totaled $125 million to operating income ($66 million to net income attributable to common stockholders or $0.04 per share) and included $21 million in the first quarter, $87 million in the second quarter, $9 million in the third quarter and $8 million in the fourth quarter.

•
Net adjustments to environmental obligations and related litigation reserves totaled $210 million to operating income and net income attributable to common stockholders ($0.14 per share) for the year, and included net charges (credits) of $19 million in the first quarter, $(30) million in the second quarter, $64 million in the third quarter and $157 million in the fourth quarter.

•
Net gains on sales of assets totaled $81 million to operating income and net income attributable to common stockholders ($0.06 per share) for the year, mostly associated with sales of oil and gas properties, and included $23 million in the first quarter, $10 million in the second quarter, $33 million in the third quarter and $15 million in the fourth quarter. Refer to Note 2 for further discussion of asset dispositions.

•
Net tax credits totaled $438 million to net income attributable to common stockholders ($0.30 per share) for the year, primarily associated with provisional tax credits associated with U.S. tax reform ($393 million), which were recorded in the fourth quarter. Refer to Note 11 for further discussion.

•	Net income from discontinued operations for the 2017 periods primarily reflected adjustments to the fair value of the potential contingent consideration related to the 2016 TFHL sale.

NOTE 20.  SUPPLEMENTARY MINERAL RESERVE INFORMATION (UNAUDITED)
Recoverable proven and probable reserves have been calculated as of December 31, 2018, in accordance with Industry Guide 7 as required by the Securities Exchange Act of 1934. FCX’s proven and probable reserves may not be comparable to similar information regarding mineral reserves disclosed in accordance with the guidance in other countries. Proven and probable reserves were determined by the use of mapping, drilling, sampling, assaying and evaluation methods generally applied in the mining industry, as more fully discussed below. The term “reserve,” as used in the reserve data presented here, means that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination. The term “proven reserves” means reserves for which (i) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (ii) grade and/or quality are computed from the results of detailed sampling; and (iii) the sites for inspection, sampling and measurements are spaced so closely and the geologic character is sufficiently defined that size, shape, depth and mineral content of reserves are well established. The term “probable reserves” means reserves for which quantity and grade are computed from information similar to that used for proven reserves but the sites for sampling are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

FCX’s reserve estimates are based on the latest available geological and geotechnical studies. FCX conducts ongoing studies of its ore bodies to optimize economic values and to manage risk. FCX revises its mine plans and estimates of proven and probable mineral reserves as required in accordance with the latest available studies.

Estimated recoverable proven and probable reserves at December 31, 2018, were determined using $2.50 per pound for copper in North America and South America and $2.00 per pound for copper in Indonesia, $1,000 per ounce for gold and $10 per pound for molybdenum. Reserves for Indonesia would not significantly change if assessed under a long-term price of $2.50 per pound of copper as PT-FI’s reserve plan is mill-constrained by the term of its IUPK, which contains rights to extend mining rights through 2041.

For the three-year period ended December 31, 2018, LME copper settlement prices averaged $2.65 per pound, LBMA gold prices averaged $1,259 per ounce and the weekly average price for molybdenum quoted by Metals Week averaged $8.85 per pound.

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

	Estimated Recoverable Proven and Probable Mineral Reserves
	at December 31, 2018
	Copper[a] (billion pounds)		Gold (million ounces)		Molybdenum (billion pounds)
North America	49.9		0.6		3.06
South America	33.5		—		0.72
Indonesia	36.2	[b]	30.2	[b]	—
Consolidated[c]	119.6		30.8		3.78

Net equity interest[d]	86.8		17.0		3.44

a.	Estimated consolidated recoverable copper reserves included 2.0 billion pounds in leach stockpiles and 0.6 billion pounds in mill stockpiles.

b.
Includes 13.0 billion pounds of copper and 10.1 million ounces of gold associated with PT-FI's acquisition of the Rio Tinto Joint Venture interest. Estimated recoverable proven and probable reserves from Indonesia reflect estimates of minerals that can be recovered through 2041. Refer to Note 13 for discussion of PT-FI’s IUPK.

c.
Consolidated reserves represent estimated metal quantities after reduction for joint venture partner interests at the Morenci mine in North America (refer to Note 3 for further discussion). Excluded from the table above were FCX’s estimated recoverable proven and probable reserves of 393.1 million ounces of silver, which were determined using $15 per ounce and include 55.7 million ounces associated with PT-FI's acquisition of the Rio Tinto Joint Venture interest.

d.
Net equity interest reserves represent estimated consolidated metal quantities further reduced for noncontrolling interest ownership (refer to Note 3 for further discussion of FCX’s ownership in subsidiaries). FCX's net equity interest for estimated metal quantities in Indonesia reflects approximately 81 percent from 2019 through 2022 and 48.76 percent from 2023 through 2041. Excluded from the table above were FCX’s estimated recoverable proven and probable reserves of 269.3 million ounces of silver.

	Estimated Recoverable Proven and Probable Mineral Reserves
	at December 31, 2018
		Average Ore Grade Per Metric Ton[a]					Recoverable Proven and Probable Reserves[b]
	Ore[a] (million metric tons)	Copper (%)	Gold (grams)		Molybdenum (%)		Copper (billion pounds)	Gold (million ounces)	Molybdenum (billion pounds)
North America
Developed and producing:
Morenci	4,619	0.24	—		—	[c]	15.6	—	0.18
Sierrita	3,369	0.23	—	[c]	0.02		14.0	0.2	1.42
Bagdad	2,426	0.32	—	[c]	0.02		14.7	0.1	0.74
Safford, including Lone Star[d]	839	0.44	—		—		6.2	—	—
Chino, including Cobre	395	0.46	0.03		0.01		3.4	0.3	0.01
Climax	168	—	—		0.15		—	—	0.52
Henderson	71	—	—		0.17		—	—	0.24
Tyrone	55	0.25	—		—		0.3	—	—
Miami	—	—	—		—		0.1	—	—

South America
Developed and producing:
Cerro Verde	4,324	0.35	—		0.01		29.6	—	0.72
El Abra	705	0.42	—		—		3.9	—	—

Indonesia[e]
Developed and producing:
Deep Mill Level Zone	432	0.92	0.76		—		7.6	8.4	—
Deep Ore Zone	51	0.50	0.57		—		0.5	0.8	—
Big Gossan	57	2.30	1.02		—		2.6	1.3	—
Grasberg open pit	5	1.26	1.98		—		0.2	0.4	—

Under development:
Grasberg Block Cave	963	0.96	0.72		—		17.2	14.1	—

Undeveloped:
Kucing Liar	349	1.24	1.03		—		8.1	5.2	—
Total 100% basis	18,828						124.0	30.8	3.83
Consolidated[f]							119.6	30.8	3.78
FCX’s equity share[g]							86.8	17.0	3.44

a.	Excludes material contained in stockpiles.

b.	Includes estimated recoverable metals contained in stockpiles.

c.	Amounts not shown because of rounding.

d.	The Lone Star oxide project is under development.

e.	Estimated recoverable proven and probable reserves from Indonesia reflect estimates of minerals that can be recovered through 2041. Refer to Note 13 for discussion of PT-FI’s IUPK.

f.	Consolidated reserves represent estimated metal quantities after reduction for joint venture partner interests at the Morenci mine in North America. Refer to Note 3 for further discussion.

g.
Net equity interest reserves represent estimated consolidated metal quantities further reduced for noncontrolling interest ownership. FCX's net equity interest for estimated metal quantities in Indonesia reflects an approximate 81 percent from 2019 through 2022 and 48.76 percent from 2023 through 2041. Refer to Note 3 for further discussion of FCX’s ownership in subsidiaries.

NOTE 21.  SUPPLEMENTARY OIL AND GAS INFORMATION (UNAUDITED)
Following the sales of substantially all of FCX’s oil and gas properties, including the sale of its Deepwater GOM, onshore California and Haynesville oil and gas properties in 2016, along with the sales of its property interests in the Madden area in central Wyoming and certain property interests in the GOM Shelf in 2017 and 2018, FCX’s oil and gas producing activities are not considered significant beginning in 2017. Refer to Note 2 for further discussion.

Costs Incurred. A summary of the costs incurred for FCX’s oil and gas acquisition, exploration and development activities for the year ended December 31, 2016, follows:

Property acquisition costs for unproved properties	$7
Exploration costs	22
Development costs	749
$778
These amounts included increases in AROs of $37 million, capitalized general and administrative expenses of $78 million, and capitalized interest of $7 million.

Capitalized Costs. The aggregate capitalized costs subject to amortization for oil and gas properties and the aggregate related accumulated amortization as of December 31, 2016, follow:

Properties subject to amortization	$27,507
Accumulated amortization[a]	(27,433)
$74

a.	Includes charges of $4.3 billion in 2016 to reduce the carrying value of oil and gas properties pursuant to full cost accounting rules.

The average amortization rate per barrel of oil equivalents (BOE) was $17.58 in 2016.

Costs Not Subject to Amortization. Including amounts determined to be impaired, FCX transferred $4.9 billion of costs associated with unevaluated properties to the full cost pool in 2016. Sales of unevaluated properties totaled $1.6 billion in 2016. Following FCX’s disposition of its Deepwater GOM and onshore California oil and gas properties in fourth-quarter 2016, the carrying value of all of FCX’s remaining oil and gas properties was included in the amortization base at December 31, 2018, and 2017.

Results of Operations for Oil and Gas Producing Activities. The results of operations from oil and gas producing activities for the year ended December 31, 2016, presented below, excludes non-oil and gas revenues, general and administrative expenses, interest expense and interest income. Income tax benefit was determined by applying the statutory rates to pre-tax operating results:

Revenues from oil and gas producing activities	$1,513
Production and delivery costs[a]	(1,829)
Depreciation, depletion and amortization	(839)
Impairment of oil and gas properties	(4,317)
Income tax benefit (based on FCX’s U.S. federal statutory tax rate)[b]	—
Results of operations from oil and gas producing activities	$(5,472)

a.	Includes $926 million in charges related to drillship settlements/idle rig and contract termination costs.

b.	FCX has provided a full valuation allowance on losses associated with oil and gas activities.

Proved Oil and Natural Gas Reserve Information. The following information summarizes the net proved reserves of oil (including condensate and natural gas liquids (NGLs)), and natural gas and the standardized measure as described below for the year ended December 31, 2016. All of FCX’s oil and natural gas reserves are located in the U.S.

Management believes the reserve estimates presented herein are reasonable and prepared in accordance with guidelines established by the SEC as prescribed in Regulation S-X, Rule 4-10. However, there are numerous uncertainties inherent in estimating quantities and values of proved reserves and in projecting future rates of production and the amount and timing of development expenditures, including many factors beyond FCX’s control. Reserve engineering is a subjective process of estimating the recovery from underground accumulations of oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Because all oil and natural gas reserve estimates are to some degree subjective, the quantities of oil and natural gas that are ultimately recovered, production and operating costs, the amount and timing of future development expenditures, and future crude oil and natural gas sales prices may all differ from those assumed in these estimates. In addition, different reserve engineers may make different estimates of reserve quantities and cash flows based upon the same available data. Therefore, the standardized measure of discounted future net cash flows (Standardized Measure) shown below represents estimates only and should not be construed as the current market value of the estimated reserves attributable to FCX’s oil and gas properties. In this regard, the information set forth in the following tables includes revisions of reserve estimates attributable to proved properties acquired in the 2013 oil and gas acquisitions, and reflects additional information from subsequent development activities, production history of the properties involved and any adjustments in the projected economic life of such properties resulting from changes in product prices.

Estimated Quantities of Oil and Natural Gas Reserves. The following table sets forth certain data pertaining to proved, proved developed and proved undeveloped reserves, all of which are in the U.S., for the year ended December 31, 2016.

	Oil	Gas	Total
	(MMBbls)[a,b]	(Bcf)[a]	(MMBOE)[a]
2016
Proved reserves:
Balance at beginning of year	207	274	252
Extensions and discoveries	—	—	—
Acquisitions of reserves in-place	—	—	—
Revisions of previous estimates	1	—	1
Sale of reserves in-place	(168)	(118)	(187)
Production	(36)	(69)	(48)
Balance at end of year	4	87	18

Proved developed reserves at December 31, 2016	4	87	18

Proved undeveloped reserves at December 31, 2016	—	—	—

a.	MMBbls = million barrels; Bcf = billion cubic feet; MMBOE = million BOE

b.	Includes NGL proved reserves of 1 MMBbls (all developed) at December 31, 2016.

The average realized sales prices used in FCX’s reserve reports as of December 31, 2016, were $34.26 per barrel of crude oil and $2.40 per one thousand cubic feet (Mcf) of natural gas.

For the year ended December 31, 2016, FCX sold reserves in-place totaling 187 MMBOE, primarily representing all of its Deepwater GOM, onshore California and Haynesville properties.

Standardized Measure. The Standardized Measure (discounted at 10 percent) from production of proved oil and natural gas reserves has been developed in accordance with SEC guidelines. FCX estimated the quantity of proved oil and natural gas reserves and the future periods in which they were expected to be produced based on year-end economic conditions. Estimates of future net revenues from FCX’s proved oil and gas properties and the present value thereof were made using the twelve-month average of the first-day-of-the-month historical reference prices as adjusted for location and quality differentials, which were held constant throughout the life of the oil and gas properties, except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations (excluding the impact of crude oil derivative contracts). Future gross revenues were reduced by estimated future operating costs (including production and ad valorem taxes) and future development and abandonment costs, all of which were based on current costs in effect at December 31, 2016, and held constant throughout the life of the oil and gas properties. Future income taxes were calculated by applying the statutory federal and state income tax rate to pre-tax future net cash flows, net of the tax basis of the respective oil and gas properties and utilization of FCX’s available tax carryforwards related to its oil and gas operations.

The Standardized Measure related to proved oil and natural gas reserves as of December 31, 2016, follows:

Future cash inflows	$345
Future production expense	(175)
Future development costs[a]	(439)
Future income tax expense	—
Future net cash flows	(269)
Discounted at 10% per year	32
Standardized Measure	$(237)

a.	Includes estimated asset retirement costs of $0.4 billion at December 31, 2016.

A summary of the principal sources of changes in the Standardized Measure for the year ended December 31, 2016, follows:

Balance at beginning of year	$1,392
Changes during the year:
Sales, net of production expenses	(831)
Net changes in sales and transfer prices, net of production expenses	(341)
Extensions, discoveries and improved recoveries	—
Changes in estimated future development costs, including timing and other	146
Previously estimated development costs incurred during the year	295
Sales of reserves in-place	(1,049)
Revisions of quantity estimates	12
Accretion of discount	139
Net change in income taxes	—
Total changes	(1,629)
Balance at end of year	$(237)

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

(b)           Changes in internal controls over financial reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)           Management’s annual report on internal control over financial reporting and the report thereon of Ernst & Young LLP are included herein under Item 8. “Financial Statements and Supplemental Data.”

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information set forth under the captions “Information About Director Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement to be filed with the United States Securities and Exchange Commission (SEC), relating to our 2019 annual meeting of stockholders, is incorporated herein by reference. The information required by Item 10 regarding our executive officers appears in a separately captioned heading after Item 4. “Executive Officers of the Registrant” in Part I of this report.

Item 11.  Executive Compensation.

The information set forth under the captions “Director Compensation” and “Executive Officer Compensation” of our definitive proxy statement to be filed with the SEC, relating to our 2019 annual meeting of stockholders, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the captions “Stock Ownership of Directors and Executive Officers” and “Stock Ownership of Certain Beneficial Owners” of our definitive proxy statement to be filed with the SEC, relating to our 2019 annual meeting of stockholders, is incorporated herein by reference.

Equity Compensation Plan Information
Only our 2016 Stock Incentive Plan (2016 plan), which was previously approved by our stockholders, has shares of our common stock available for future grant. However, we have equity compensation plans pursuant to which awards have previously been made that could result in issuance of our common stock to employees and non-employees as compensation, including plans that were assumed in connection with the acquisition of McMoRan Exploration Co. under which stock-settled restricted stock units and nonqualified stock options were previously issued.

The following table presents information regarding our equity compensation plans as of December 31, 2018.

	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	51,833,605	[a]	$27.45	58,584,822
Equity compensation plans not approved by security holders	3,233,353	[b]	26.70	—
Total	55,066,958		27.40	58,584,822

a.
Includes shares of our common stock issuable upon the vesting of 1,907,819 RSUs and 5,149,375 performance share units (PSUs) at maximum performance levels, and the termination of deferrals with respect to 1,189,900 RSUs that were vested as of December 31, 2018. These awards are not reflected in column (b) because they do not have an exercise price. The number of securities to be issued in column (a) does not include RSUs granted under our phantom stock plan, which are payable solely in cash.

b.
Represents securities to be issued under awards assumed in our acquisitions of McMoRan Exploration Co. Includes shares issuable upon the vesting of 13,500 RSUs that were assumed in prior acquisitions. These awards are not reflected in column (b) because they do not have an exercise price.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the captions “Certain Transactions” and “Board and Committee Independence” of our definitive proxy statement to be filed with the SEC, relating to our 2019 annual meeting of stockholders, is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information set forth under the caption “Independent Registered Public Accounting Firm” of our definitive proxy statement to be filed with the SEC, relating to our 2019 annual meeting of stockholders, is incorporated herein by reference.

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

Schedule II – Valuation and Qualifying Accounts

Schedules other than the one above have been omitted since they are either not required, not applicable or the required information is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
FREEPORT-MCMORAN INC.

Opinion on the Financial Statement Schedule

We have audited the consolidated financial statements of Freeport-McMoRan Inc. (the Company) as of December 31, 2018 and 2017, and for each of the three years in the period ended December 31, 2018, and have issued our report thereon dated February 15, 2019 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15 (a)(2) as of December 31, 2018, 2017 and 2016, and for each of the three years in the period ended December 31, 2018, of this Form 10-K. In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

Basis for Opinion

This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the
Company’s schedule based on our audits. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

Phoenix, Arizona
February 15, 2019

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (In millions)

		Additions (Deductions)
	Balance at	Charged to		Charged to		Other		Balance at
	Beginning of	Costs and		Other		Additions		End of
	Year	Expense		Accounts		(Deductions)		Year
Reserves and allowances deducted
from asset accounts:
Valuation allowance for deferred tax assets
Year Ended December 31, 2018	$4,575	$(345)	[a]	$8	[b]	$269	[c]	$4,507
Year Ended December 31, 2017	6,058	(1,484)	[d]	1	[b]	—		4,575
Year Ended December 31, 2016	4,183	1,852		23	[b]	—		6,058

Reserves for non-income taxes:
Year Ended December 31, 2018	$58	$7		$(1)		$(2)	[e]	$62
Year Ended December 31, 2017	64	(2)		—		(4)	[e]	58
Year Ended December 31, 2016	83	13		(3)		(29)	[e]	64

a.
Primarily relates to a $315 million decrease in U.S. foreign tax credits associated with expirations and 2017 tax reform adjustments, and a decrease of $45 million in U.S. federal net operating losses associated with 2018 usage and 2017 tax reform.

b.	Relates to a valuation allowance for tax benefits primarily associated with actuarial losses for U.S. defined benefit plans included in other comprehensive income (loss).

c.	Primarily relates to a $244 million increase in foreign net operating losses for which no benefit is expected to be realized resulting from PT-FI’s acquisition of PT Rio Tinto Indonesia.

d.
Relates to a $1.1 billion decrease associated with a reduction in the corporate income tax rate applicable to U.S. federal deferred tax assets and $371 million for the reversal of valuation allowances on U.S. federal alternative minimum tax credits.

e.	Represents amounts paid or adjustments to reserves based on revised estimates.

(a)(3).                      Exhibits.

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
2.1	Agreement and Plan of Merger dated as of November 18, 2006, by and among FCX, Phelps Dodge Corporation and Panther Acquisition Corporation.		8-K	333-139252	11/20/2006
2.2	Agreement and Plan of Merger by and among Plains Exploration & Production Company, FCX and IMONC LLC, dated as of December 5, 2012.		8-K	001-11307-01	12/6/2012
2.3	Agreement and Plan of Merger by and among McMoRan Exploration Co., FCX and INAVN Corp., dated as of December 5, 2012.		8-K	001-11307-01	12/6/2012
2.4	Stock Purchase Agreement, dated as of October 6, 2014, among LMC Candelaria SpA, LMC Ojos del Salado SpA and Freeport Minerals Corporation.		10-Q	001-11307-01	11/7/2014
2.5	Purchase Agreement dated February 15, 2016, between Sumitomo Metal Mining America Inc., Sumitomo Metal Mining Co., Ltd., Freeport-McMoRan Morenci Inc., Freeport Minerals Corporation, and FCX.		8-K	001-11307-01	2/16/2016
2.6	Stock Purchase Agreement dated May 9, 2016, among CMOC Limited, China Molybdenum Co., Ltd., Phelps Dodge Katanga Corporation and FCX.		8-K	001-11307-01	2/9/2016
2.7
Purchase and Sale Agreement dated September 12, 2016, between Freeport-McMoRan Oil & Gas LLC, Freeport-McMoRan Exploration & Production LLC, Plains Offshore Operations Inc. and Anadarko US Offshore LLC.
			10-Q	001-11307-01	11/9/2016
2.8+
PT-FI Divestment Agreement dated as of September 27, 2018 among FCX, International Support LLC, PT Freeport Indonesia, PT Indocopper Investama (subsequently renamed PT Indonesia Papua Metal Dan Mineral) and PT Indonesia Asahan Aluminium (Persero).
			10-Q	001-11307-01	11/9/2018
2.9
Supplemental and Amendment Agreement to the PT-FI Divestment Agreement, dated December 21, 2018, among FCX, PT Freeport Indonesia, PT Indonesia Papua Metal Dan Mineral (f/k/a PT Indocopper Investama), PT Indonesia Asahan Aluminium (Persero) and International Support LLC.
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
4.8
Supplemental Indenture dated as of May 31, 2013, among FCX, Freeport-McMoRan Oil & Gas LLC, as guarantor, and U.S. Bank National Association, as Trustee (relating to the 3.100% Senior Notes due 2020, the 3.875% Senior Notes due 2023, and the 5.450% Senior Notes due 2043).

			8-K	001-11307-01	6/3/2013
4.9
Form of Indenture dated as of September 22, 1997, between Phelps Dodge Corporation and The Chase Manhattan Bank, as Trustee (relating to the 7.125% Senior Notes due 2027, the 9.50% Senior Notes due 2031, and the 6.125% Senior Notes due 2034).
			S-3	333-36415	9/25/1997
4.10
Form of 7.125% Debenture due November 1, 2027 of Phelps Dodge Corporation issued on November 5, 1997, pursuant to the Indenture dated as of September 22, 1997, between Phelps Dodge Corporation and The Chase Manhattan Bank, as Trustee (relating to the 7.125% Senior Notes due 2027).
			8-K	001-00082	11/3/1997
4.11
Form of 9.5% Note due June 1, 2031 of Phelps Dodge Corporation issued on May 30, 2001, pursuant to the Indenture dated as of September 22, 1997, between Phelps Dodge Corporation and First Union National Bank, as successor Trustee (relating to the 9.50% Senior Notes due 2031).
			8-K	001-00082	5/30/2001
4.12
Form of 6.125% Note due March 15, 2034 of Phelps Dodge Corporation issued on March 4, 2004, pursuant to the Indenture dated as of September 22, 1997, between Phelps Dodge Corporation and First Union National Bank, as successor Trustee (relating to the 6.125% Senior Notes due 2034).
			10-K	001-00082	3/7/2005
4.13
Supplemental Indenture dated as of April 4, 2007 to the Indenture dated as of September 22, 1997, among Phelps Dodge Corporation, as Issuer, Freeport-McMoRan Copper & Gold Inc., as Parent Guarantor, and U.S. Bank National Association, as Trustee (relating to the 7.125% Senior Notes due 2027, the 9.50% Senior Notes due 2031, and the 6.125% Senior Notes due 2034).
			10-K	001-11307-01	2/26/2016
4.14	Indenture dated as of December 13, 2016 among FCX, Freeport McMoRan Oil & Gas LLC, as guarantor, and U.S. Bank National Association, as Trustee (relating to the 6.875% Senior Notes due 2023).		8-K	001-11307-01	12/13/2016
4.15
Registration Rights Agreement dated as of December 13, 2016 among FCX, Freeport-McMoRan Oil & Gas LLC, as Guarantor, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer Managers, relating to the 6.875% Senior Notes due 2023.
			8-K	001-11307-01	12/13/2016
4.16	Form of Certificate representing shares of common stock, par value $0.10.		8-A/A	001-11307-01	8/10/2015

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
10.1	Concentrate Purchase and Sales Agreement dated effective December 11, 1996, between PT Freeport Indonesia and PT Smelting.		S-3	333-72760	11/5/2001
10.2
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
			10-K	001-11307-01	2/27/2015
10.3	Amendment No. 8 dated as of April 16, 2014 to the Concentrate Purchase and Sales Agreement dated December 11,1996 between PT Freeport Indonesia and PT Smelting.		10-K	001-11307-01	2/20/2018
10.4	Amendment No. 9 dated as of April 10, 2017 to the Concentrate Purchase and Sales Agreement dated December 11,1996 between PT Freeport Indonesia and PT Smelting.		10-K	001-11307-01	2/20/2018
10.5	Shareholders Agreement dated as of December 21, 2018, among FCX, PT Freeport Indonesia, PT Indonesia Papua Metal Dan Mineral and PT Indonesia Asahan Aluminium (Persero).	X
10.6	PT Freeport Indonesia Special Mining License (IUPK) from the Minister of Energy and Mineral Resources of the Republic of Indonesia (English translation).	X
10.7
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
10.8
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
			10-K	001-11307-01	2/27/2015
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
10.12
Revolving Credit Agreement dated as of April 20, 2018, among FCX, PT Freeport Indonesia, Freeport-McMoRan Oil & Gas LLC, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and each of the lenders and issuing banks party thereto.
			8-K	001-11307-0	4/23/2018
10.13*	Letter Agreement dated as of December 19, 2013, by and between FCX and Richard C. Adkerson.		8-K	001-11307-01	12/23/2013
10.14*	FCX Director Compensation.		10-K	001-11307-01	2/26/2016
10.15*	Amended and Restated Executive Employment Agreement dated effective as of December 2, 2008, between FCX and Kathleen L. Quirk.		10-K	001-11307-01	2/26/2009
10.16*	Amendment to Amended and Restated Executive Employment Agreement dated December 2, 2008, by and between FCX and Kathleen L. Quirk, dated April 27, 2011.		8-K	001-11307-01	4/29/2011
10.17*	FCX Executive Services Program.		10-K	001-11307-01	2/24/2017
10.18*	FCX Supplemental Executive Retirement Plan, as amended and restated.		8-K	001-11307-01	2/5/2007
10.19*	FCX Supplemental Executive Capital Accumulation Plan.		10-Q	001-11307-01	5/12/2008
10.20*	FCX Supplemental Executive Capital Accumulation Plan Amendment One.		10-Q	001-11307-01	5/12/2008
10.21*	FCX Supplemental Executive Capital Accumulation Plan Amendment Two.		10-K	001-11307-01	2/26/2009
10.22*	FCX Supplemental Executive Capital Accumulation Plan Amendment Three.		10-K	001-11307-01	2/27/2015
10.23*	FCX Supplemental Executive Capital Accumulation Plan Amendment Four.		10-K	001-11307-01	2/27/2015
10.24*	FCX 2005 Supplemental Executive Capital Accumulation Plan, as amended and restated effective January 1, 2015.		10-K	001-11307-01	2/27/2015
10.25*	Freeport Minerals Corporation Supplemental Retirement Plan, as amended and restated.	X
10.26*	FCX Amended and Restated 1999 Stock Incentive Plan, as amended and restated.		10-Q	001-11307-01	5/10/2007
10.27*	FCX 2003 Stock Incentive Plan, as amended and restated.		10-Q	001-11307-01	5/10/2007
10.28*	FCX 2004 Director Compensation Plan, as amended and restated.		10-Q	001-11307-01	8/6/2010
10.29*	FCX Amended and Restated 2006 Stock Incentive Plan.		10-K	001-11307-01	2/27/2014
10.30*	FCX 2016 Stock Incentive Plan.		8-K	001-11307-01	6/9/2016
10.31*	Form of Notice of Grant of Nonqualified Stock Options and Restricted Stock Units under the 2006 Stock Incentive Plan (for grants made to non-management directors and advisory directors).		8-K	001-11307-01	6/14/2010
10.32*	Form of Nonqualified Stock Options Grant Agreement under the FCX stock incentive plans (effective February 2014).		10-K	001-11307-01	2/27/2014
10.33*	FCX Annual Incentive Plan (For Fiscal Years Ending 2014 - 2018).		8-K	001-11307-01	6/18/2014
10.34*	Form of Notice of Grant of Restricted Stock Units (for grants made to non-management directors).		10-K	001-11307-01	2/24/2017

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
10.35*	Form of Restricted Stock Unit Agreement (effective February 2015).		10-K	001-11307-01	2/27/2015
10.36*	Form of Performance Share Unit Agreement (effective March 2016).		10-K	001-11307-01	2/20/2018
10.37*	Form of Performance Share Unit Agreement (effective February 2018).		10-K	001-11307-01	2/20/2018
10.38*	Form of Nonqualified Stock Options Grant Agreement (effective February 2018).		10-K	001-11307-01	2/20/2018
10.39*	Form of Restricted Stock Unit Agreement (effective February 2018).		10-K	001-11307-01	2/20/2018
10.40*	FCX Annual Incentive Plan (effective January 2019).	X
14.1	FCX Principles of Business Conduct.		10-K	001-11307-01	2/24/2017
21.1	Subsidiaries of FCX.	X
23.1	Consent of Ernst & Young LLP.	X
24.1	Certified resolution of the Board of Directors of FCX authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney.	X
24.2	Powers of Attorney pursuant to which this report has been signed on behalf of certain officers and directors of FCX.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.	X
95.1	Mine Safety Disclosure.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X
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
+ The registrant agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon the request of the SEC in accordance with Item 601(b)(2) of Regulation S-K.

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
Paste backfill. A slurry of paste material produced from tailings with engineered cement and water content that is used to fill underground mined out stopes.
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

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 15, 2019.

Freeport-McMoRan Inc.

By:/s/ Richard C. Adkerson
Richard C. Adkerson
Vice Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on February 15, 2019.

/s/ Richard C. Adkerson	Vice Chairman of the Board, President and Chief Executive Officer
Richard C. Adkerson	(Principal Executive Officer)

/s/ Kathleen L. Quirk	Executive Vice President and Chief Financial Officer
Kathleen L. Quirk	(Principal Financial Officer)

*	Vice President and Controller - Financial Reporting
C. Donald Whitmire, Jr.	(Principal Accounting Officer)

*	Chairman of the Board
Gerald J. Ford

*	Director
Lydia H. Kennard

*	Director
Courtney Mather

*	Director
Dustan E. McCoy

*	Director
Frances Fragos Townsend

* By: /s/ Richard C. Adkerson
Richard C. Adkerson
Attorney-in-Fact

S - 1