Form 10-Q
period 2019-03-31
FREEPORT-MCMORAN INC
filed 2019-05-07
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.10 per share	FCX	The New York Stock Exchange
On April 30, 2019, there were issued and outstanding 1,450,634,551 shares of the registrant’s common stock, par value $0.10 per share.

FREEPORT-McMoRan INC.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

Freeport-McMoRan Inc.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2019	December 31, 2018
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,833	$4,217
Trade accounts receivable	781	829
Income and other tax receivables	410	493
Inventories:
Materials and supplies, net	1,595	1,528
Mill and leach stockpiles	1,374	1,453
Product	1,492	1,778
Other current assets	560	422
Total current assets	9,045	10,720
Property, plant, equipment and mine development costs, net	28,497	28,010
Long-term mill and leach stockpiles	1,343	1,314
Other assets	2,174	2,172
Total assets	$41,059	$42,216

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,599	$2,625
Accrued income taxes	150	165
Current portion of environmental and asset retirement obligations	422	449
Dividends payable	73	73
Current portion of debt	3	17
Total current liabilities	3,247	3,329
Long-term debt, less current portion	9,902	11,124
Deferred income taxes	4,067	4,032
Environmental and asset retirement obligations, less current portion	3,632	3,609
Other liabilities	2,370	2,230
Total liabilities	23,218	24,324

Equity:
Stockholders’ equity:
Common stock	158	158
Capital in excess of par value	25,963	26,013
Accumulated deficit	(12,010)	(12,041)
Accumulated other comprehensive loss	(594)	(605)
Common stock held in treasury	(3,734)	(3,727)
Total stockholders’ equity	9,783	9,798
Noncontrolling interests	8,058	8,094
Total equity	17,841	17,892
Total liabilities and equity	$41,059	$42,216

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,
	2019	2018
	(In millions, except per share amounts)
Revenues	$3,792	$4,868
Cost of sales:
Production and delivery	2,919	2,808
Depreciation, depletion and amortization	347	451
Metals inventory adjustments	57	—
Total cost of sales	3,323	3,259
Selling, general and administrative expenses	112	131
Mining exploration and research expenses	27	21
Environmental obligations and shutdown costs	42	9
Net gain on sales of assets	(33)	(11)
Total costs and expenses	3,471	3,409
Operating income	321	1,459
Interest expense, net	(146)	(151)
Net loss on early extinguishment of debt	(6)	(1)
Other income, net	14	29
Income from continuing operations before income taxes and equity in affiliated companies’ net losses	183	1,336
Provision for income taxes	(105)	(506)
Equity in affiliated companies’ net losses	(3)	(2)
Net income from continuing operations	75	828
Net gain (loss) from discontinued operations	1	(11)
Net income	76	817
Net income attributable to noncontrolling interests	(45)	(125)
Net income attributable to common stockholders	$31	$692

Basic and diluted net income (loss) per share attributable to common stockholders:
Continuing operations	$0.02	$0.48
Discontinued operations	—	(0.01)
	$0.02	$0.47

Weighted-average common shares outstanding:
Basic	1,451	1,449
Diluted	1,457	1,458

Dividends declared per share of common stock	$0.05	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
	2019	2018
	(In millions)
Net income	$76	$817

Other comprehensive income, net of taxes:
Defined benefit plans:
Amortization of unrecognized amounts included in net periodic benefit costs	11	12
Foreign exchange losses	—	(1)
Other comprehensive income	11	11

Total comprehensive income	87	828
Total comprehensive income attributable to noncontrolling interests	(45)	(124)
Total comprehensive income attributable to common stockholders	$42	$704

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2019	2018
	(In millions)
Cash flow from operating activities:
Net income	$76	$817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	347	451
Metals inventory adjustments	57	—
Net gain on sales of assets	(33)	(11)
Stock-based compensation	29	49
Net charges for environmental and asset retirement obligations, including accretion	64	53
Payments for environmental and asset retirement obligations	(46)	(38)
Net charges for defined pension and postretirement plans	26	18
Pension plan contributions	(16)	(24)
Net loss on early extinguishment of debt	6	1
Deferred income taxes	33	22
(Gain) loss on disposal of discontinued operations	(1)	11
(Increase) decrease in long-term mill and leach stockpiles	(29)	22
Other, net	48	19
Changes in working capital and other tax payments:
Accounts receivable	19	136
Inventories	221	(142)
Other current assets	42	(42)
Accounts payable and accrued liabilities	(247)	(96)
Accrued income taxes and timing of other tax payments	(62)	123
Net cash provided by operating activities	534	1,369

Cash flow from investing activities:
Capital expenditures:
North America copper mines	(210)	(92)
South America	(61)	(67)
Indonesia	(319)	(203)
Molybdenum mines	(4)	(1)
Other	(28)	(39)
Proceeds from sales of oil and gas properties	84	—
Intangible water rights and other, net	(8)	(90)
Net cash used in investing activities	(546)	(492)

Cash flow from financing activities:
Proceeds from debt	114	122
Repayments of debt	(1,356)	(1,633)
Cash dividends and distributions paid:
Common stock	(73)	—
Noncontrolling interests	(9)	(80)
Stock-based awards net (payments) proceeds	(7)	3
Net cash used in financing activities	(1,331)	(1,588)

Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(1,343)	(711)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	4,455	4,710
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$3,112	$3,999

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at December 31, 2018	1,579	$158	$26,013	$(12,041)	$(605)	130	$(3,727)	$9,798	$8,094	$17,892
Exercised and issued stock-based awards	3	—	1	—	—	—	—	1	—	1
Stock-based compensation, including the tender of shares	—	—	23	—	—	1	(7)	16	—	16
Dividends	—	—	(73)	—	—	—	—	(73)	(70)	(143)
Changes in noncontrolling interests	—	—	(1)	—	—	—	—	(1)	(11)	(12)
Net income attributable to common stockholders	—	—	—	31	—	—	—	31	—	31
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	45	45
Other comprehensive income	—	—	—	—	11	—	—	11	—	11
Balance at March 31, 2019	1,582	$158	$25,963	$(12,010)	$(594)	131	$(3,734)	$9,783	$8,058	$17,841

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at December 31, 2017	1,578	$158	$26,751	$(14,722)	$(487)	130	$(3,723)	$7,977	$3,319	$11,296
Exercised and issued stock-based awards	1	—	6	—	—	—	—	6	—	6
Stock-based compensation, including the tender of shares	—	—	44	—	—	—	(3)	41	—	41
Dividends	—	—	(72)	—	—	—	—	(72)	(173)	(245)
Net income attributable to common stockholders	—	—	—	692	—	—	—	692	—	692
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	125	125
Other comprehensive income (loss)	—	—	—	—	12	—	—	12	(1)	11
Balance at March 31, 2018	1,579	$158	$26,729	$(14,030)	$(475)	130	$(3,726)	$8,656	$3,270	$11,926

The accompanying notes are an integral part of these consolidated financial statements.

FREEPORT-McMoRan INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. GENERAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles (GAAP) in the United States (U.S.). Therefore, this information should be read in conjunction with Freeport-McMoRan Inc.’s (FCX) consolidated financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2018 (2018 Form 10-K). The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three-month period ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

Attribution of PT Freeport Indonesia (PT-FI) Net Income. FCX has concluded that the attribution of PT-FI’s net income or loss from the date of the divestment transaction (i.e., December 21, 2018) through December 31, 2022 (the Initial Period), should be based on the economics replacement agreement, which provides for FCX and the other pre-transaction PT-FI shareholders (i.e., PT Indonesia Asahan Aluminium (Persero) (PT Inalum) and PT Indonesia Papua Metal Dan Mineral (PTI)) to retain the economics of the revenue and cost sharing arrangements under PT-FI’s joint venture formerly with Rio Tinto plc (refer to Note 2 of FCX’s 2018 Form 10-K). The economics replacement agreement entitles FCX to approximately 81 percent of PT-FI dividends paid during the Initial Period, with the remaining 19 percent paid to the noncontrolling interests. For first-quarter 2019, PT-FI’s net income totaled $52 million, of which $43 million was attributed to FCX. PT-FI’s cumulative net loss since the December 21, 2018, transaction date through March 31, 2019, totaled $(84) million, of which $(68) million was attributed to FCX.

The above-described attribution of PT-FI’s net income or loss applies only through the Initial Period. Beginning January 1, 2023, the attribution of PT-FI’s net income or loss will be based on equity ownership percentages (48.76 percent for FCX, 26.24 percent for PT Inalum and 25.00 percent for PTI). For all of its other partially owned consolidated subsidiaries, FCX attributes net income or loss based on equity ownership percentages.

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

Reconciliations of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted net income per share follow (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2019	2018
Net income from continuing operations	$75	$828
Net income from continuing operations attributable to noncontrolling interests	(45)	(125)
Undistributed earnings allocated to participating securities	(3)	(4)
Net income from continuing operations attributable to common stockholders	27	699

Net income (loss) from discontinued operations attributable to common stockholders	1	(11)

Net income attributable to common stockholders	$28	$688

Basic weighted-average shares of common stock outstanding	1,451	1,449
Add shares issuable upon exercise or vesting of dilutive stock options and restricted stock units[a]	6	9
Diluted weighted-average shares of common stock outstanding	1,457	1,458

Basic and diluted net income (loss) per share attributable to common stockholders:
Continuing operations	$0.02	$0.48
Discontinued operations	—	(0.01)
	$0.02	$0.47

a.
Excludes approximately 3 million shares of common stock in first-quarter 2019 and 4 million in first-quarter 2018 associated with outstanding stock options with exercise prices less than the average market price of FCX’s common stock that were anti-dilutive.

Outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of diluted net income per share of common stock. Stock options for 39 million shares of common stock in first-quarter 2019 and 33 million shares of common stock in first-quarter 2018 were excluded.

NOTE 3. INVENTORIES, INCLUDING LONG-TERM MILL AND LEACH STOCKPILES

The components of inventories follow (in millions):

	March 31, 2019	December 31, 2018
Current inventories:
Total materials and supplies, net[a]	$1,595	$1,528

Mill stockpiles	$247	$282
Leach stockpiles	1,127	1,171
Total current mill and leach stockpiles	$1,374	$1,453

Raw materials (primarily concentrate)	$273	$260
Work-in-process	137	192
Finished goods	1,082	1,326
Total product	$1,492	$1,778

Long-term inventories:
Mill stockpiles	$265	$265
Leach stockpiles	1,078	1,049
Total long-term mill and leach stockpiles[b]	$1,343	$1,314

a.	Materials and supplies inventory was net of obsolescence reserves totaling $23 million at March 31, 2019, and $24 million at December 31, 2018.

b.	Estimated metals in stockpiles not expected to be recovered within the next 12 months.

FCX recorded charges for adjustments to cobalt metals inventory carrying values of $57 million in first-quarter 2019 because of lower cobalt prices.

NOTE 4. INCOME TAXES

Variations in the relative proportions of jurisdictional income result in fluctuations to FCX’s consolidated effective income tax rate. FCX’s consolidated effective income tax rate was 57 percent for first-quarter 2019 and 38 percent for first-quarter 2018. Geographic sources of FCX’s benefit from (provision for) income taxes follow (in millions):

	Three Months Ended
	March 31,
	2019	2018
U.S. operations	$2	$3
International operations	(107)	(509)
Total	$(105)	$(506)

FCX's first-quarter 2019 consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which FCX operates, excluding the U.S. jurisdiction. Because FCX's U.S. jurisdiction generated net losses in first-quarter 2019 that will not result in a realized tax benefit, applicable accounting rules require FCX to adjust its estimated annual effective tax rate to exclude the impact of U.S. net losses.

NOTE 5. DEBT AND EQUITY

The components of debt follow (in millions):

	March 31, 2019	December 31, 2018
Senior notes and debentures:
Issued by FCX	$8,595	$9,594
Issued by Freeport Minerals Corporation (FMC)	357	358
Cerro Verde credit facility	825	1,023
Other	128	166
Total debt	9,905	11,141
Less current portion of debt	(3)	(17)
Long-term debt	$9,902	$11,124

Revolving Credit Facility. At March 31, 2019, there were no borrowings outstanding and $13 million in letters of credit issued under FCX’s revolving credit facility, resulting in availability of approximately $3.5 billion, of which approximately $1.5 billion could be used for additional letters of credit.

On May 2, 2019, FCX’s $3.5 billion revolving credit facility was amended to extend $3.26 billion of the facility by one year to April 20, 2024. The remaining $240 million matures on April 20, 2023 (the scheduled maturity date). In addition, the revolving credit facility was amended to modify the calculation of the total debt component used to determine the total leverage ratio by increasing the amount of unrestricted cash that may be applied to reduce the amount of total debt. There were no other substantive modifications to the revolving credit facility.

Senior Notes.  On March 27, 2019, FCX redeemed all of its outstanding $1.0 billion aggregate principal amount of 3.100% Senior Notes due 2020. Holders of these senior notes received the principal amount together with the redemption premium and accrued and unpaid interest up to the redemption date. As a result of this redemption, FCX recorded a loss on early extinguishment of debt totaling $5 million in first-quarter 2019.

Cerro Verde Credit Facility.  In March 2019, Cerro Verde prepaid $200 million of its credit facility, which resulted in a $1 million loss recorded to early extinguishment of debt.

Interest Expense, Net. Consolidated interest costs totaled $178 million in first-quarter 2019 and $176 million in first-quarter 2018. Capitalized interest added to property, plant, equipment and mine development costs, net, totaled $32 million in first-quarter 2019 and $25 million in first-quarter 2018.

Common Stock.  On March 27, 2019, FCX declared a quarterly cash dividend of $0.05 per share on its common stock, which was paid on May 1, 2019, to common stockholders of record as of April 15, 2019.

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

Commodity Contracts.  From time to time, FCX has entered into derivative contracts to hedge the market risk associated with fluctuations in the prices of commodities it purchases and sells. Derivative financial instruments used by FCX to manage its risks do not contain credit risk-related contingent provisions. As of March 31, 2019, and December 31, 2018, FCX had no price protection contracts relating to its mine production. A discussion of FCX’s derivative contracts and programs follows.

Derivatives Designated as Hedging Instruments – Fair Value Hedges
Copper Futures and Swap Contracts. Some of FCX’s U.S. copper rod customers request a fixed market price instead of the Commodity Exchange Inc. (COMEX) average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures or swap contracts. Hedging gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses resulting from hedge ineffectiveness during the three-month periods ended March 31, 2019 and 2018. At March 31, 2019, FCX held copper futures and swap contracts that qualified for hedge accounting for 66 million pounds at an average contract price of $2.81 per pound, with maturities through November 2020.

A summary of gains (losses) recognized in revenues for derivative financial instruments related to commodity contracts that are designated and qualify as fair value hedge transactions, including the unrealized (losses) gains on the related hedged item follows (in millions):

	Three Months Ended
	March 31,
	2019	2018
Copper futures and swap contracts:
Unrealized gains (losses):
Derivative financial instruments	$18	$(15)
Hedged item – firm sales commitments	(18)	15

Realized gains:
Matured derivative financial instruments	2	2

Derivatives Not Designated as Hedging Instruments
Embedded Derivatives. Certain FCX concentrate, copper cathode and gold sales contracts provide for provisional pricing primarily based on the London Metal Exchange (LME) copper price or the COMEX copper price and the London Bullion Market Association (LBMA) gold price at the time of shipment as specified in the contract. FCX receives market prices based on prices in the specified future month, which results in price fluctuations recorded in revenues until the date of settlement. FCX records revenues and invoices customers at the time of shipment based on then-current LME or COMEX copper prices and the LBMA gold prices as specified in the contracts, which results in an embedded derivative (i.e., a pricing mechanism that is finalized after the time of delivery) that is required to be bifurcated from the host contract. The host contract is the sale of the metals contained in the concentrate or cathode at the then-current LME or COMEX copper price, and the LBMA gold price. FCX applies the normal purchases and normal sales scope exception in accordance with derivatives and hedge accounting guidance to the host contract in its concentrate or cathode sales agreements since these contracts do not allow for net settlement and always result in physical delivery. The embedded derivative does not qualify for hedge accounting and is adjusted to fair value through earnings each period, using the period-end LME or COMEX copper forward prices and the adjusted LBMA gold prices, until the date of final pricing. Similarly, FCX purchases copper and cobalt under contracts that provide for provisional pricing. Mark-to-market price fluctuations from these embedded derivatives are recorded through the settlement date and are reflected in revenues for sales contracts and in inventory for purchase contracts.

A summary of FCX’s embedded derivatives at March 31, 2019, follows:

	Open Positions	Average Price Per Unit		Maturities Through
		Contract	Market
Embedded derivatives in provisional sales contracts:
Copper (millions of pounds)	613	$2.83	$2.94	September 2019
Gold (thousands of ounces)	131	1,300	1,296	May 2019
Embedded derivatives in provisional purchase contracts:
Copper (millions of pounds)	100	2.81	2.94	July 2019
Cobalt (millions of pounds)	3	14.98	9.24	June 2019

Copper Forward Contracts. Atlantic Copper, FCX’s wholly owned smelting and refining unit in Spain, enters into copper forward contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in cost of sales. At March 31, 2019, Atlantic Copper held net copper forward purchase contracts for 11 million pounds at an average contract price of $2.92 per pound, with maturities through June 2019.

Summary of Gains (Losses). A summary of the realized and unrealized gains (losses) recognized in operating income for commodity contracts that do not qualify as hedge transactions, including embedded derivatives, follows (in millions):

	Three Months Ended
	March 31,
	2019	2018
Embedded derivatives in provisional sales contracts:[a]
Copper	$122	$(135)
Gold and other metals	(2)	18
Copper forward contracts[b]	1	2

a.	Amounts recorded in revenues.

b.	Amounts recorded in cost of sales as production and delivery costs.

Unsettled Derivative Financial Instruments
A summary of the fair values of unsettled commodity derivative financial instruments follows (in millions):

	March 31, 2019	December 31, 2018
Commodity Derivative Assets:
Derivatives designated as hedging instruments:
Copper futures and swap contracts	$9	$—
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional copper, gold and cobalt
sales/purchase contracts	85	23
Copper forward contracts	1	—
Total derivative assets	$95	$23

Commodity Derivative Liabilities:
Derivatives designated as hedging instruments:
Copper futures and swap contracts	$—	$9
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional copper, gold and cobalt
sales/purchase contracts	14	39
Copper forward contracts	1	—
Total derivative liabilities	$15	$48

FCX’s commodity contracts have netting arrangements with counterparties with which the right of offset exists, and it is FCX’s policy to generally offset balances by contract on its balance sheet. FCX’s embedded derivatives on provisional sales/purchase contracts are netted with the corresponding outstanding receivable/payable balances.

A summary of these unsettled commodity contracts that are offset in the balance sheets follows (in millions):

	Assets		Liabilities
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018

Gross amounts recognized:
Embedded derivatives in provisional
sales/purchase contracts	$85	$23	$14	$39
Copper derivatives	10	—	1	9
	95	23	15	48

Less gross amounts of offset:
Embedded derivatives in provisional
sales/purchase contracts	1	7	1	7
Copper derivatives	1	—	1	—
	2	7	2	7

Net amounts presented in balance sheet:
Embedded derivatives in provisional
sales/purchase contracts	84	16	13	32
Copper derivatives	9	—	—	9
	$93	$16	$13	$41

Balance sheet classification:
Trade accounts receivable	$70	$3	$—	$24
Other current assets	9	—	—	—
Accounts payable and accrued liabilities	14	13	13	17
	$93	$16	$13	$41

Credit Risk.  FCX is exposed to credit loss when financial institutions with which it has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. FCX does not anticipate that any of the counterparties it deals with will default on their obligations. As of March 31, 2019, the maximum amount of credit exposure associated with derivative transactions was $93 million.

Other Financial Instruments.  Other financial instruments include cash and cash equivalents, restricted cash, restricted cash equivalents, accounts receivable, investment securities, legally restricted funds, accounts payable and accrued liabilities, dividends payable and long-term debt. The carrying value for cash and cash equivalents (which included time deposits of $1.5 billion at March 31, 2019, and $2.3 billion at December 31, 2018), restricted cash, restricted cash equivalents, accounts receivable, accounts payable and accrued liabilities, and dividends payable approximates fair value because of their short-term nature and generally negligible credit losses (refer to Note 7 for the fair values of investment securities, legally restricted funds and long-term debt).

In addition, as of March 31, 2019, FCX has contingent consideration assets related to the 2016 asset sales of TF Holdings Limited (TFHL), onshore California oil and gas properties and the Deepwater Gulf of Mexico (GOM) oil and gas properties (refer to Note 7 for the related fair values and to Note 2 of FCX’s 2018 Form 10-K for further discussion of these instruments).

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents. The following table provides a reconciliation of total cash, cash equivalents, restricted cash and restricted cash equivalents presented in the consolidated statements of cash flows (in millions):

	March 31, 2019	December 31, 2018
Balance sheet components:
Cash and cash equivalents	$2,833	$4,217
Restricted cash and restricted cash equivalents included in:
Other current assets	115	110
Other assets	164	128
Total cash, cash equivalents, restricted cash and restricted cash equivalents presented in the consolidated statements of cash flows	$3,112	$4,455

NOTE 7. FAIR VALUE MEASUREMENT

Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). FCX did not have any significant transfers in or out of Level 3 during first-quarter 2019.

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

	At March 31, 2019
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$25	$25	$25	$—	$—	$—
Equity securities	4	4	—	4	—	—
Total	29	29	25	4	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	57	57	57	—	—	—
Government mortgage-backed securities	41	41	—	—	41	—
Government bonds and notes	33	33	—	—	33	—
Corporate bonds	29	29	—	—	29	—
Asset-backed securities	12	12	—	—	12	—
Collateralized mortgage-backed securities	7	7	—	—	7	—
Money market funds	6	6	—	6	—	—
Municipal bonds	1	1	—	—	1	—
Total	186	186	57	6	123	—

Derivatives:
Embedded derivatives in provisional copper, gold and cobalt sales/purchase contracts in a gross asset position[c]	85	85	—	—	85	—
Copper futures and swap contracts[c]	9	9	—	8	1	—
Copper forward contracts[c]	1	1	—	—	1	—
Contingent consideration for the sales of TFHL
and onshore California oil and gas properties[a]	87	87	—	—	87	—
Total	182	182	—	8	174	—

Contingent consideration for the sale of the
Deepwater GOM oil and gas properties[a]	138	117	—	—	—	117

Liabilities
Derivatives:[c]
Embedded derivatives in provisional copper, gold and cobalt sales/purchase contracts in a gross liability position	$14	$14	$—	$—	$14	$—
Copper forward contracts	1	1	—	—	1	—
Total	15	15	—	—	15	—

Long-term debt, including current portion[d]	9,905	9,659	—	—	9,659	—

	At December 31, 2018
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$25	$25	$25	$—	$—	$—
Equity securities	4	4	—	4	—	—
Total	29	29	25	4	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	55	55	55	—	—	—
Government mortgage-backed securities	38	38	—	—	38	—
Government bonds and notes	36	36	—	—	36	—
Corporate bonds	28	28	—	—	28	—
Asset-backed securities	11	11	—	—	11	—
Collateralized mortgage-backed securities	7	7	—	—	7	—
Money market funds	5	5	—	5	—	—
Municipal bonds	1	1	—	—	1	—
Total	181	181	55	5	121	—

Derivatives:
Embedded derivatives in provisional copper, gold and cobalt sales/purchase contracts in a gross asset position[c]	23	23	—	—	23	—
Contingent consideration for the sales of TFHL
and onshore California oil and gas properties[a]	73	73	—	—	73	—
Total	96	96	—	—	96	—

Contingent consideration for the sale of the
Deepwater GOM oil and gas properties[a]	143	127	—	—	—	127

Liabilities
Derivatives:[c]
Embedded derivatives in provisional copper, gold and cobalt sales/purchase contracts in a gross liability position	$39	$39	$—	$—	$39	$—
Copper futures and swap contracts	9	9	—	7	2	—
Total	48	48	—	7	41	—

Long-term debt, including current portion[d]	11,141	10,238	—	—	10,238	—

a.	Current portion included in other current assets and long-term portion included in other assets.

b.
Excludes time deposits (which approximated fair value) included in (i) other current assets of $115 million at March 31, 2019, and $109 million at December 31, 2018, and (ii) other assets of $163 million at March 31, 2019, and $126 million at December 31, 2018, primarily associated with an assurance bond to support PT-FI’s commitment for the development of a new smelter in Indonesia and PT-FI’s closure and reclamation guarantees.

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

FCX’s embedded derivatives on provisional copper concentrate, copper cathode and gold purchases and sales are valued using quoted monthly LME or COMEX copper forward prices and the adjusted LBMA gold prices at each reporting date based on the month of maturity (refer to Note 6 for further discussion); however, FCX’s contracts themselves are not traded on an exchange. FCX’s embedded derivatives on provisional cobalt purchases are valued using quoted monthly LME cobalt forward prices or average published Metals Bulletin cobalt prices subject to certain adjustments as specified by the terms of the contracts, at each reporting date based on the month of maturity. As a result, these derivatives are classified within Level 2 of the fair value hierarchy.

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

As reported in Note 2 of FCX’s 2018 Form 10-K, in November 2016, FCX’s sale of its interest in TFHL included contingent consideration of up to $120 million in cash, consisting of $60 million if the average copper price exceeds $3.50 per pound and $60 million if the average cobalt price exceeds $20 per pound, both during the 24-month period beginning January 1, 2018. Also in 2016, FCX Oil & Gas LLC’s (FM O&G) sale of its onshore California oil and gas properties included contingent consideration of up to $150 million, consisting of $50 million per year for 2018, 2019 and 2020 if the price of Brent crude oil averages over $70 per barrel in each of these calendar years. Future changes in the fair value of the contingent consideration derivative for the sale of (i) TFHL will continue to be recorded in discontinued operations and (ii) the onshore California oil and gas properties will continue to be recorded in operating income. The fair value of the contingent consideration derivative was (i) $58 million at March 31, 2019 (included in other current assets in the consolidated balance sheet), and $57 million at December 31, 2018 (included in other assets), associated with the sale of TFHL and (ii) $29 million at March 31, 2019 ($13 million included in other current assets and $16 million in other assets), and $16 million at December 31, 2018 (included in other assets), associated with the sale of the onshore California oil and gas properties. Also, contingent consideration of $50 million associated with the onshore California oil and gas properties was realized in 2018 and collected in first-quarter 2019 (included in proceeds from sales of oil and gas properties in the consolidated statements of cash flows) because the average Brent crude oil price exceeded $70 per barrel for 2018 and was included in other current assets in the consolidated balance sheet at December 31, 2018. These fair values were calculated based on average commodity price forecasts through applicable maturity dates using a Monte-Carlo simulation model. The models use various observable inputs, including Brent crude oil forward prices, historical copper and cobalt prices, volatilities, discount rates and settlement terms. As a result, these contingent consideration assets are classified within Level 2 of the fair value hierarchy.

As reported in Note 2 of FCX’s 2018 Form 10-K, in December 2016, FM O&G’s sale of its Deepwater GOM oil and gas properties included up to $150 million in contingent consideration that was recorded at the total amount under the loss recovery approach. The contingent consideration will be received over time as future cash flows are realized in connection with a third-party production handling agreement for an offshore platform. The first collection occurred in third-quarter 2018. The contingent consideration included in (i) other current assets totaled $19 million at March 31, 2019, and $27 million at December 31, 2018, and (ii) other assets totaled $119 million at March 31, 2019, and $116 million at December 31, 2018. The fair value of this contingent consideration was calculated based on a discounted cash flow model using inputs that include third-party estimates for reserves, production rates and production timing, and discount rates. Because significant inputs are not observable in the market, the contingent consideration is classified within Level 3 of the fair value hierarchy.

Long-term debt, including current portion, is valued using available market quotes and, as such, is classified within Level 2 of the fair value hierarchy.

The techniques described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with other market participants, the use of different techniques or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the techniques used at March 31, 2019, as compared with those techniques used at December 31, 2018.

A summary of the changes in the fair value of FCX’s Level 3 instrument, contingent consideration for the sale of the Deepwater GOM oil and gas properties, during the first three months of 2019 follows (in millions):

Fair value at January 1, 2019	$127
Net unrealized loss related to assets still held at the end of the period	(5)
Settlements	(5)
Fair value at March 31, 2019	$117

NOTE 8. CONTINGENCIES AND COMMITMENTS

Litigation
There were no significant updates to previously reported legal proceedings included in Note 12 of FCX’s 2018 Form 10-K, other than the matter below.

As discussed in Note 12 of FCX’s 2018 Form 10-K, there has been a significant increase in the number of cases alleging the presence of asbestos contamination in talc-based personal care products and in cases alleging exposure to talc products that are not alleged to be contaminated with asbestos. The primary targets have been the producers of those products, but defendants in many of these cases also include talc miners. Cyprus Amax Minerals Company (CAMC), an indirect wholly owned subsidiary of FCX, and Cyprus Mines Corporation (Cyprus Mines), a wholly owned subsidiary of CAMC, are among those targets. Cyprus Mines was engaged in talc mining from 1964 until 1992 when it exited its talc business by conveying it to a third party in two related transactions. Those transactions involved (i) a transfer by Cyprus Mines of the assets of its talc business to a newly formed subsidiary that assumed all pre-sale and post-sale talc liabilities, subject to limited reservations, and (ii) a sale of the stock of that subsidiary to the third party. In 2011, the third party sold that subsidiary to Imerys Talc America (Imerys), an affiliate of Imerys S.A.

Cyprus Mines has contractual indemnification rights, subject to limited reservations, against Imerys, which has historically acknowledged those indemnification obligations, and had taken responsibility for all cases tendered to it. However, on February 13, 2019, Imerys filed for Chapter 11 bankruptcy protection, which triggered an immediate automatic stay under the federal bankruptcy code prohibiting any party from continuing or initiating litigation or asserting new claims against Imerys. As a result, Imerys is no longer defending the talc lawsuits against Cyprus Mines and CAMC. In addition, Imerys has taken the position that it alone owns, and has the sole right to access, the proceeds of the legacy insurance coverage of Cyprus Mines and CAMC for talc liabilities. In late March 2019, Cyprus Mines and CAMC challenged this position and obtained emergency relief from the bankruptcy court to gain access to the insurance until the question of ownership and contractual access can be decided in an adversary proceeding before the bankruptcy court, which is currently scheduled for August 2019.

On March 13, 2019, in a case pending at the time Imerys filed bankruptcy, a California jury entered a $29 million verdict against Johnson & Johnson and Cyprus Mines, of which approximately $2 million was attributed to Cyprus Mines. Taking advantage of the temporary access to the insurance authorized by the bankruptcy court, Cyprus Mines used the insurance to fully resolve the case. Cyprus Mines and the insurers also settled several other cases set for trial over the succeeding 90 days. Several trials have been scheduled in July and August 2019, and others may be scheduled prior to the adversary proceeding regarding the legacy insurance.

FCX believes that Cyprus Mines and CAMC each has strong defenses to legal liability and that both should have access to the legacy insurance to cover defense costs, settlements and judgments, at least until the bankruptcy court decides otherwise or the insurance is exhausted. At this time, FCX cannot estimate the range of possible loss associated with these proceedings, but it does not currently believe the amount of any such losses are material to its consolidated financial statements. However, there can be no assurance that future developments will not alter this conclusion.

Other Matters
In March 2019, PT-FI’s export license was extended to March 8, 2020, and PT Smelting (PT-FI’s 25 percent-owned smelter and refinery in Indonesia) received an extension of its anode slimes export license through March 11, 2020.

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

Product Revenues. FCX’s revenues attributable to the products it sold for the first quarters of 2019 and 2018 follow (in millions):

	Three Months Ended
	March 31,
	2019	2018
Copper:
Concentrate	$1,165	$1,647
Cathode	859	1,185
Rod and other refined copper products	507	670
Purchased copper[a]	337	238
Gold	391	808
Molybdenum	288	286
Other[b]	277	398
Adjustments to revenues:
Treatment charges	(105)	(132)
Royalty expense[c]	(30)	(69)
Export duties[d]	(17)	(46)
Revenues from contracts with customers	3,672	4,985
Embedded derivatives[e]	120	(117)
Total consolidated revenues	$3,792	$4,868

a.	FCX purchases copper cathode primarily for processing by its Rod & Refining operations.

b.	Primarily includes revenues associated with cobalt and silver.

c.	Reflects royalties on sales from PT-FI and Cerro Verde that will vary with the volume of metal sold and prices.

d.	Reflects PT-FI export duties.

e.	Refer to Note 6 for discussion of embedded derivatives related to FCX’s provisionally priced concentrate and cathode sales contracts.

Financial Information by Business Segment

(In millions)

											Atlantic	Corporate,
	North America Copper Mines			South America Mining							Copper	Other
				Cerro			Indonesia		Molybdenum	Rod &	Smelting	& Elimi-		FCX
	Morenci	Other	Total	Verde	Other	Total	Mining		Mines	Refining	& Refining	nations		Total
Three Months Ended March 31, 2019
Revenues:
Unaffiliated customers	$12	$95	$107	$727	$98	$825	$705	[a]	$—	$1,128	$571	$456	[b]	$3,792
Intersegment	458	469	927	126	—	126	58		91	6	5	(1,213)		—
Production and delivery	295	448	743	439	100	539	556		71	1,133	552	(675)		2,919
Depreciation, depletion and amortization	40	43	83	100	14	114	105		16	2	7	20		347
Metals inventory adjustments	—	—	—	—	—	—	—		—	—	—	57		57
Selling, general and administrative expenses	1	1	2	2	—	2	30		—	—	5	73		112
Mining exploration and research expenses	—	—	—	—	—	—	—		—	—	—	27		27
Environmental obligations and shutdown costs	—	—	—	—	—	—	—		—	—	—	42		42
Net gain on sales of assets	—	—	—	—	—	—	—		—	—	—	(33)		(33)
Operating income (loss)	134	72	206	312	(16)	296	72		4	(1)	12	(268)		321

Interest expense, net	1	—	1	29	—	29	—		—	—	6	110		146
Provision for (benefit from) income taxes	—	—	—	110	(5)	105	26		—	—	1	(27)		105
Total assets at March 31, 2019	2,904	4,760	7,664	8,674	1,720	10,394	15,792		1,785	232	771	4,421		41,059
Capital expenditures	62	148	210	56	5	61	319		4	1	4	23		622

Three Months Ended March 31, 2018
Revenues:
Unaffiliated customers	$3	$15	$18	$625	$150	$775	$1,521	[a]	$—	$1,385	$577	$592	[b]	$4,868
Intersegment	601	689	1,290	102	—	102	52		95	8	2	(1,549)		—
Production and delivery	290	501	791	427	116	543	457		67	1,388	556	(994)		2,808
Depreciation, depletion and amortization	46	48	94	105	22	127	181		19	2	7	21		451
Selling, general and administrative expenses	1	2	3	2	—	2	39		—	—	6	81		131
Mining exploration and research expenses	—	1	1	—	—	—	—		—	—	—	20		21
Environmental obligations and shutdown costs	—	—	—	—	—	—	—		—	—	—	9		9
Net gain on sales of assets	—	—	—	—	—	—	—		—	—	—	(11)		(11)
Operating income (loss)	267	152	419	193	12	205	896		9	3	10	(83)		1,459

Interest expense, net	1	—	1	17	—	17	—		—	—	5	128		151
Provision for income taxes	—	—	—	68	4	72	401		—	—	1	32		506
Total assets at March 31, 2018	2,817	4,340	7,157	8,740	1,715	10,455	10,992		1,836	290	809	5,098		36,637
Capital expenditures	47	45	92	63	4	67	203		1	1	4	34		402

a.	Includes PT-FI’s sales to PT Smelting totaling $409 million in first-quarter 2019 and $628 million in first-quarter 2018.

b.	Includes revenues from FCX’s molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America and South America copper mines.

NOTE 10. GUARANTOR FINANCIAL STATEMENTS

All of the senior notes issued by FCX are fully and unconditionally guaranteed on a senior basis jointly and severally by Freeport McMoRan Oil & Gas LLC (FM O&G LLC), as guarantor, which is a 100-percent-owned subsidiary of FM O&G and FCX. The guarantee is an unsecured obligation of the guarantor and ranks equal in right of payment with all existing and future indebtedness of FM O&G LLC, including indebtedness under FCX’s revolving credit facility. The guarantee ranks senior in right of payment with all of FM O&G LLC’s future subordinated obligations and is effectively subordinated in right of payment to any debt of FM O&G LLC’s subsidiaries. The indentures provide that FM O&G LLC’s guarantee may be released or terminated for certain obligations under the following circumstances: (i) all or substantially all of the equity interests or assets of FM O&G LLC are sold to a third party; or (ii) FM O&G LLC no longer has any obligations under any FM O&G senior notes or any refinancing thereof and no longer guarantees any obligations of FCX under the revolving credit facility or any other senior debt or, in each case, any refinancing thereof.

The following condensed consolidating financial information includes information regarding FCX, as issuer, FM O&G LLC, as guarantor, and all other non-guarantor subsidiaries of FCX. Included are the condensed consolidating balance sheets at March 31, 2019, and December 31, 2018, and the related condensed consolidating statements of comprehensive income (loss) and cash flows for the three months ended March 31, 2019 and 2018 (in millions), which should be read in conjunction with FCX’s notes to the consolidated financial statements.

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2019

	FCX		FM O&G LLC	Non-guarantor		Consolidated
	Issuer		Guarantor	Subsidiaries	Eliminations	FCX
ASSETS
Current assets	$253		$516	$8,801	$(525)	$9,045
Property, plant, equipment and mine development costs, net	19		6	28,470	2	28,497
Investments in consolidated subsidiaries	17,935		—	—	(17,935)	—
Other assets	977		23	3,250	(733)	3,517
Total assets	$19,184		$545	$40,521	$(19,191)	$41,059

LIABILITIES AND EQUITY
Current liabilities	$199		$30	$3,579	$(561)	$3,247
Long-term debt, less current portion	8,595		7,005	5,563	(11,261)	9,902
Deferred income taxes	519	[a]	—	3,548	—	4,067
Environmental and asset retirement obligations, less current portion	—		230	3,402	—	3,632
Investments in consolidated subsidiaries	—		574	10,634	(11,208)	—
Other liabilities	88		3,340	2,428	(3,486)	2,370
Total liabilities	9,401		11,179	29,154	(26,516)	23,218

Equity:
Stockholders’ equity	9,783		(10,634)	8,721	1,913	9,783
Noncontrolling interests	—		—	2,646	5,412	8,058
Total equity	9,783		(10,634)	11,367	7,325	17,841
Total liabilities and equity	$19,184		$545	$40,521	$(19,191)	$41,059

a.	All U.S.-related deferred income taxes are recorded at the parent company.

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2018

	FCX		FM O&G LLC	Non-guarantor		Consolidated
	Issuer		Guarantor	Subsidiaries	Eliminations	FCX
ASSETS
Current assets	$309		$620	$10,376	$(585)	$10,720
Property, plant, equipment and mine development costs, net	19		7	27,984	—	28,010
Investments in consolidated subsidiaries	19,064		—	—	(19,064)	—
Other assets	880		23	3,218	(635)	3,486
Total assets	20,272		650	41,578	(20,284)	42,216

LIABILITIES AND EQUITY
Current liabilities	$245		$34	$3,667	$(617)	$3,329
Long-term debt, less current portion	9,594		6,984	5,649	(11,103)	11,124
Deferred income taxes	524	[a]	—	3,508	—	4,032
Environmental and asset retirement obligations, less current portion	—		227	3,382	—	3,609
Investments in consolidated subsidiaries	—		578	10,513	(11,091)	—
Other liabilities	111		3,340	2,265	(3,486)	2,230
Total liabilities	10,474		11,163	28,984	(26,297)	24,324

Equity:
Stockholders’ equity	9,798		(10,513)	9,912	601	9,798
Noncontrolling interests	—		—	2,682	5,412	8,094
Total equity	9,798		(10,513)	12,594	6,013	17,892
Total liabilities and equity	20,272		650	41,578	(20,284)	42,216

a.	All U.S.-related deferred income taxes are recorded at the parent company.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three Months Ended March 31, 2019
	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Revenues	$—	$3	$3,789	$—	$3,792
Total costs and expenses	13	—	3,460	(2)	3,471
Operating (loss) income	(13)	3	329	2	321
Interest expense, net	(90)	(86)	(109)	139	(146)
Other income (expense), net	65	—	16	(73)	8
Income (loss) before income taxes and equity in affiliated companies’ net earnings (losses)	(38)	(83)	236	68	183
(Provision for) benefit from income taxes	(1)	18	(122)	—	(105)
Equity in affiliated companies’ net earnings (losses)	70	5	(63)	(15)	(3)
Net income (loss) from continuing operations	31	(60)	51	53	75
Net income from discontinued operations	—	—	1	—	1
Net income (loss)	31	(60)	52	53	76
Net income attributable to noncontrolling interests	—	—	(34)	(11)	(45)
Net income (loss) attributable to common stockholders	$31	$(60)	$18	$42	$31

Other comprehensive income (loss)	11	—	11	(11)	11
Total comprehensive income (loss)	$42	$(60)	$29	$31	$42

Three Months Ended March 31, 2018
	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Revenues	$—	$15	$4,853	$—	$4,868
Total costs and expenses	9	8	3,393	(1)	3,409
Operating (loss) income	(9)	7	1,460	1	1,459
Interest expense, net	(104)	(64)	(85)	102	(151)
Other income (expense), net	101	—	29	(102)	28
(Loss) income before income taxes and equity in affiliated companies’ net earnings (losses)	(12)	(57)	1,404	1	1,336
(Provision for) benefit from income taxes	(83)	12	(435)	—	(506)
Equity in affiliated companies’ net earnings (losses)	787	(6)	(34)	(749)	(2)
Net income (loss) from continuing operations	692	(51)	935	(748)	828
Net loss from discontinued operations	—	—	(11)	—	(11)
Net income (loss)	692	(51)	924	(748)	817
Net income attributable to noncontrolling interests	—	—	(71)	(54)	(125)
Net income (loss) attributable to common stockholders	$692	$(51)	$853	$(802)	$692

Other comprehensive income (loss)	12	—	12	(12)	12
Total comprehensive income (loss)	$704	$(51)	$865	$(814)	$704

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2019
	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Net cash provided by (used in) operating activities	$19	$(106)	$621	$—	$534

Cash flow from investing activities:
Capital expenditures	—	—	(622)	—	(622)
Intercompany loans	(159)	—	—	159	—
Dividends from (investments in) consolidated subsidiaries	1,224	—	25	(1,251)	(2)
Asset sales and other, net	(1)	84	(5)	—	78
Net cash provided by (used in) investing activities	1,064	84	(602)	(1,092)	(546)

Cash flow from financing activities:
Proceeds from debt	—	—	114	—	114
Repayments of debt	(1,003)	—	(353)	—	(1,356)
Intercompany loans	—	22	137	(159)	—
Cash dividends paid and contributions received, net	(73)	—	(1,242)	1,233	(82)
Other, net	(7)	—	(18)	18	(7)
Net cash (used in) provided by financing activities	(1,083)	22	(1,362)	1,092	(1,331)

Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	—	—	(1,343)	—	(1,343)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	—	—	4,455	—	4,455
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$—	$—	$3,112	$—	$3,112

Three Months Ended March 31, 2018
	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Net cash (used in) provided by operating activities	$(156)	$(70)	$1,595	$—	$1,369

Cash flow from investing activities:
Capital expenditures	—	—	(402)	—	(402)
Intercompany loans	(184)	—	—	184	—
Dividends from (investments in) consolidated subsidiaries	1,746	—	23	(1,769)	—
Asset sales and other, net	—	—	(90)	—	(90)
Net cash provided by (used in) investing activities	1,562	—	(469)	(1,585)	(492)

Cash flow from financing activities:
Proceeds from debt	—	—	122	—	122
Repayments of debt	(1,409)	—	(224)	—	(1,633)
Intercompany loans	—	62	122	(184)	—
Cash dividends paid and contributions received, net	—	—	(1,835)	1,755	(80)
Other, net	3	—	(14)	14	3
Net cash (used in) provided by financing activities	(1,406)	62	(1,829)	1,585	(1,588)

Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	—	(8)	(703)	—	(711)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	—	8	4,702	—	4,710
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$—	$—	$3,999	$—	$3,999

NOTE 11. NEW ACCOUNTING STANDARDS

Leases. Effective January 1, 2019, FCX adopted the Financial Accounting Standards Board’s (FASB) Accounting Standards Update (ASU) that requires lessees to recognize most leases on the balance sheet. FCX elected the practical expedients allowing it to (i) apply the provisions of the updated lease guidance at the effective date, without adjusting the comparative periods presented and (ii) not reassess lease contracts, lease classification and initial direct costs of leases existing at adoption. FCX also elected an accounting policy to not recognize a lease asset and liability for leases with a term of 12 months or less and a purchase option that is not expected to be exercised.

FCX leases various types of properties, including offices and equipment under non-cancelable leases. Nearly all of FCX’s leases were considered operating leases under the new ASU. Adoption of this ASU resulted in the recognition of $243 million in lease right-of-use assets and lease liabilities as of January 1, 2019.

The components of FCX’s leases presented in the consolidated balance sheet as of March 31, 2019, follow (in millions):

Lease right-of-use assets (included in property, plant, equipment and mine development costs, net)	$245

Short-term lease liabilities (included in accounts payable and accrued liabilities)	$33
Long-term lease liabilities (included in other liabilities)	223
Total lease liabilities	$256

Operating lease costs in first-quarter 2019, primarily included in production and delivery expense in the consolidated statement of income, are as follows (in millions):

Operating leases	$12
Variable and short-term leases	21
Total lease costs	$33

Lease costs totaled $80 million for the year 2018 and sublease income was immaterial.

During first-quarter 2019, FCX paid $10 million for lease liabilities recorded in the consolidated balance sheet (included in operating cash flows in the consolidated statements of cash flows). As of March 31, 2019, the weighted-average discount rate used to determine the lease liabilities was 5.7 percent and the weighted-average remaining lease term was 9.3 years.

The future minimum payments for leases presented in the consolidated balance sheets at March 31, 2019, follows (in millions):

Remaining nine months of 2019	$36
2020	45
2021	39
2022	33
2023	30
Thereafter	155
Total payments	338
Less amount representing interest	(82)
Present value of net minimum lease payments	256
Less current portion	(33)
Long-term portion	$223

Financial Instruments. In June 2016, FASB issued an ASU that requires entities to estimate all expected credit losses for most financial assets held at the reporting date based on an expected loss model, which requires consideration of historical experience, current conditions, and reasonable and supportable forecasts. This ASU also requires enhanced disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. For public companies, this ASU is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. FCX does not expect this guidance to have a material impact on its consolidated financial statements.

NOTE 12. SUBSEQUENT EVENTS

FCX evaluated events after March 31, 2019, and through the date the consolidated financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Freeport-McMoRan Inc.

Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of Freeport-McMoRan Inc. (the Company) as of March 31, 2019, the related consolidated statements of income, comprehensive income, cash flows and equity for the three-month periods ended March 31, 2019 and 2018, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, the related consolidated statements of operations, comprehensive income, cash flows and equity for the year then ended, and the related notes (not presented herein); and in our report dated February 15, 2019, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 7, 2019

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), “we,” “us” and “our” refer to Freeport-McMoRan Inc. (FCX) and its consolidated subsidiaries. You should read this discussion in conjunction with our consolidated financial statements, the related MD&A and the discussion of our Business and Properties in our annual report on Form 10-K for the year ended December 31, 2018 (2018 Form 10-K), filed with the United States (U.S.) Securities and Exchange Commission (SEC). The results of operations reported and summarized below are not necessarily indicative of future operating results (refer to “Cautionary Statement” for further discussion). References to “Notes” are Notes included in our Notes to Consolidated Financial Statements (Unaudited). Throughout MD&A, all references to income or losses per share are on a diluted basis.

OVERVIEW

We are a leading international mining company with headquarters in Phoenix, Arizona. We operate large, long-lived, geographically diverse assets with significant proven and probable reserves of copper, gold and molybdenum. We are one of the world’s largest publicly traded copper producers. Our portfolio of assets includes the Grasberg minerals district in Indonesia, one of the world’s largest copper and gold deposits; and significant mining operations in North America and South America, including the large-scale Morenci minerals district in Arizona and the Cerro Verde operation in Peru.

We believe that we have a high-quality portfolio of long-lived copper assets positioned to generate long-term value. We continue to advance a project to develop the Lone Star leachable ores near the Safford operation in eastern Arizona, and PT Freeport Indonesia (PT-FI) has several projects in the Grasberg minerals district related to the development of its large-scale, long-lived, high-grade underground ore bodies (refer to “Operations - Indonesia Mining” for further discussion of PT-FI’s transition from open pit to underground mining). We are also pursuing other opportunities to enhance our mines’ net present values, and we continue to advance studies for future development of our copper resources, the timing of which will be dependent on market conditions.

Net income attributable to common stock totaled $31 million in first-quarter 2019 and $692 million in first-quarter 2018. First-quarter 2019 results, compared with the 2018 period, primarily reflect lower copper and gold sales volumes resulting from anticipated lower mill rates and ore grades in Indonesia as PT-FI transitions mining from the open pit to underground. Refer to “Consolidated Results” for further discussion.

At March 31, 2019, we had $2.8 billion in consolidated cash and cash equivalents and $9.9 billion in total debt. During first-quarter 2019, we redeemed all of our outstanding $1.0 billion aggregate principal amount of 3.100% Senior Notes due 2020 and repaid $200 million under Cerro Verde’s credit facility. We had no borrowings, and $3.5 billion is available under our $3.5 billion, unsecured revolving credit facility. Refer to Note 5 for further discussion of debt.

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

Sales Volumes
Following are our projected consolidated sales volumes for the year 2019 (which reflect a transition year for Indonesia mining):

Copper (millions of recoverable pounds):
North America copper mines	1,375
South America mining	1,250
Indonesia mining	625
Total	3,250

Gold (thousands of recoverable ounces)	832

Molybdenum (millions of recoverable pounds)	94	[a]

a.	Projected molybdenum sales include 36 million pounds produced by our Molybdenum mines and 58 million pounds produced by our North America and South America copper mines.

Consolidated sales volumes for second-quarter 2019 are expected to approximate 800 million pounds of copper, 265 thousand ounces of gold and 25 million pounds of molybdenum. As PT-FI transitions mining from the open pit to underground, its production is expected to be significantly lower in 2019 and 2020, compared with 2018. Metal production is expected to improve significantly by 2021 following a ramp-up period.

Consolidated Unit Net Cash Costs
Assuming average prices of $1,300 per ounce of gold and $13.00 per pound of molybdenum for the remainder of 2019 and achievement of current sales volume and cost estimates, consolidated unit net cash costs (net of by-product credits) for our copper mines are expected to average $1.75 per pound of copper for the year 2019. We expect unit net cash costs to decline by 2021 following a ramp-up period at PT-FI. The impact of price changes for the remainder of 2019 on consolidated unit net cash costs would approximate $0.01 per pound for each $50 per ounce change in the average price of gold and $0.02 per pound for each $2 per pound change in the average price of molybdenum. Quarterly unit net cash costs vary with fluctuations in sales volumes and realized prices, primarily for gold and molybdenum. Refer to “Consolidated Results – Production and Delivery Costs” for further discussion of consolidated production costs for our mining operations.

Consolidated Operating Cash Flow
Our consolidated operating cash flows vary with sales volumes; prices realized from copper, gold and molybdenum sales; production costs; income taxes; other working capital changes; and other factors. Based on current sales volume and cost estimates, and assuming average prices of $3.00 per pound of copper, $1,300 per ounce of gold and $13.00 per pound of molybdenum for the remainder of 2019, our consolidated operating cash flows are estimated to approximate $2.3 billion for the year 2019. Estimated consolidated operating cash flows for the year 2019 also reflect an estimated income tax provision of $0.6 billion (refer to “Consolidated Results – Income Taxes” for further discussion of our projected income tax rate for the year 2019). The impact of price changes during the remainder of 2019 on operating cash flows would approximate $265 million for each $0.10 per pound change in the average price of copper, $30 million for each $50 per ounce change in the average price of gold and $95 million for each $2 per pound change in the average price of molybdenum.

Consolidated Capital Expenditures
Consolidated capital expenditures are expected to approximate $2.5 billion for the year 2019, including $1.5 billion for major mining projects primarily associated with underground development activities in the Grasberg minerals district and development of the Lone Star project, and exclude estimates associated with the new smelter in Indonesia. A large portion of the capital expenditures relates to projects that are expected to add significant production and cash flow in future periods, enabling us to generate operating cash flows exceeding capital expenditures in future years. We have cash on hand and the financial flexibility to fund these expenditures and will continue to be disciplined in deploying capital.

MARKETS

World prices for copper, gold and molybdenum can fluctuate significantly. During the period from January 2009 through March 2019, the London Metal Exchange (LME) copper settlement price varied from a low of $1.38 per pound in 2009 to a record high of $4.60 per pound in 2011; the London Bullion Market Association (LBMA) PM gold price fluctuated from a low of $810 per ounce in 2009 to a record high of $1,895 per ounce in 2011; and the Metals Week Molybdenum Dealer Oxide weekly average price ranged from a low of $4.46 per pound in 2015 to a high of $18.60 per pound in 2010. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in “Risk Factors” contained in Part I, Item 1A. of our 2018 Form 10-K.

LME Copper Prices
Through March 31, 2019
1,500
1,200
900
600
300
-
000s of metric tons
$5.00
$4.50
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$-
Dollars per pound
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
Exchange Stocks
Exchange Stocks
LME Copper Prices

This graph presents LME copper settlement prices and the combined reported stocks of copper at the LME, Commodity Exchange Inc., a division of the New York Mercantile Exchange, and the Shanghai Futures Exchange from January 2009 through March 2019. During first-quarter 2019, LME copper settlement prices ranged from a low of $2.64 per pound to a high of $2.98 per pound, averaged $2.82 per pound and settled at $2.94 per pound on March 29, 2019. The LME copper settlement price was $2.92 per pound on April 30, 2019.

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

London Gold Prices
Through March 31, 2019
$2,000
$1,800
$1,600
$1,400
$1,200
$1,000
$800
$600
Dollars per ounce
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019

This graph presents LBMA PM gold prices from January 2009 through March 2019. During first-quarter 2019, LBMA PM gold prices ranged from a low of $1,280 per ounce to a high of $1,344 per ounce, averaged $1,304 per ounce, and closed at $1,295 per ounce on March 29, 2019. The LBMA PM gold price was $1,282 per ounce on April 30, 2019.

Metals Week Molybdenum Dealer Oxide Prices
Through March 31, 2019
$25
$20
$15
$10
$5
$0
Dollars per pound
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019

This graph presents the Metals Week Molybdenum Dealer Oxide weekly average price from January 2009 through March 2019. During first-quarter 2019, the weekly average price of molybdenum ranged from a low of $10.84 per pound to a high of $12.66 per pound, averaged $11.78 per pound, and was $12.15 per pound on March 29, 2019. The Metals Week Molybdenum Dealer Oxide weekly average price was $11.96 per pound on April 30, 2019.

CONSOLIDATED RESULTS

	Three Months Ended March 31,
	2019		2018
SUMMARY FINANCIAL DATA	(in millions, except per share amounts)
Revenues[a,b]	$3,792		$4,868
Operating income[a,c]	$321	[d]	$1,459
Net income from continuing operations[e]	$75		$828	[f]
Net gain (loss) from discontinued operations[g]	$1		$(11)
Net income attributable to common stock	$31		$692
Diluted net income (loss) per share of common stock:
Continuing operations	$0.02		$0.48
Discontinued operations	—		(0.01)
	$0.02		$0.47

Diluted weighted-average common shares outstanding	1,457		1,458

Operating cash flows[h]	$534		$1,369
Capital expenditures	$622		$402
At March 31:
Cash and cash equivalents	$2,833		$3,749
Total debt, including current portion	$9,905		$11,718

a.	Refer to Note 9 for a summary of revenues and operating income by operating division.

b.	Includes adjustments to embedded derivatives for provisionally priced concentrate and cathode sales (refer to Note 6).

c.
Includes net gains on sales of assets totaling $33 million ($33 million to net income attributable to common stock or $0.02 per share) in first-quarter 2019, and $11 million ($11 million to net income attributable to common stock or $0.01 per share) in first-quarter 2018.

d.
Includes charges totaling $114 million ($71 million to net income attributable to common stock or $0.05 per share), consisting of (i) $57 million for cobalt inventory adjustments, (ii) $35 million for environmental obligations and related litigation reserves and (iii) $22 million of other charges primarily associated with weather-related issues at El Abra and for non-recurring employee costs at PT-FI.

e.	We defer recognizing profits on intercompany sales until final sales to third parties occur. Refer to “Operations – Smelting & Refining” for a summary of net impacts from changes in these deferrals.

f.	Includes interest received with the refund of PT-FI’s prior-years’ tax receivables totaling $24 million ($13 million to net income attributable to common stock or $0.01 per share).

g.
Primarily reflects adjustments to the estimated fair value of contingent consideration related to the November 2016 sale of our interest in TF Holdings Limited, which will continue to be adjusted through December 31, 2019.

h.	Net of working capital uses and timing of other tax payments of $27 million in first-quarter 2019 and $21 million in first-quarter 2018.

	Three Months Ended March 31,
	2019	2018
SUMMARY OPERATING DATA
Copper (millions of recoverable pounds)
Production	780	952
Sales, excluding purchases	784	993
Average realized price per pound	$2.90	$3.11
Site production and delivery costs per pound[a]	$2.17	$1.67
Unit net cash costs per pound[a]	$1.78	$0.98
Gold (thousands of recoverable ounces)
Production	166	599
Sales, excluding purchases	242	610
Average realized price per ounce	$1,291	$1,312
Molybdenum (millions of recoverable pounds)
Production	23	22
Sales, excluding purchases	22	24
Average realized price per pound	$12.69	$11.95

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

Revenues
Consolidated revenues totaled $3.8 billion in first-quarter 2019, compared with $4.9 billion in first-quarter 2018. Revenues from our mining operations primarily include the sale of copper concentrate, copper cathode, copper rod, gold in concentrate and molybdenum. Refer to Note 9 for a summary of product revenues. Following is a summary of changes in our consolidated revenues between periods (in millions):

Three Months Ended March 31

Consolidated revenues - 2018 period	$4,868
Lower sales volumes:
Copper	(650)
Gold	(482)
Molybdenum	(22)
(Lower) higher average realized prices:
Copper	(165)
Gold	(5)
Molybdenum	16
Adjustments for prior period provisionally priced copper sales	148
Higher revenues from purchased copper	99
Lower royalties and export duties	68
Other, including intercompany eliminations	(83)
Consolidated revenues - 2019 period	$3,792

Sales Volumes. Consolidated copper and gold sales volumes decreased in first-quarter 2019, compared with first-quarter 2018, primarily reflecting anticipated lower mill rates and ore grades in Indonesia as PT-FI transitions mining from the open pit to underground. Refer to “Operations” for further discussion of sales volumes at our mining operations.

Realized Prices. Our consolidated revenues can vary significantly as a result of fluctuations in the market prices of copper, gold and molybdenum. First-quarter 2019 average realized prices, compared with first-quarter 2018, were 7 percent lower for copper, 2 percent lower for gold and 6 percent higher for molybdenum.

Average realized copper prices include net favorable (unfavorable) adjustments to current period provisionally priced copper sales totaling $52 million in first-quarter 2019 and $(57) million in first-quarter 2018. As discussed in Note 6, substantially all of our copper concentrate and cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) based primarily on quoted LME monthly average copper prices. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on provisionally priced concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until final pricing on the date of settlement. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs.

Prior Period Provisionally Priced Copper Sales. Net favorable (unfavorable) adjustments to prior periods’ provisionally priced copper sales (i.e., provisionally priced sales at December 31, 2018 and 2017) recorded in consolidated revenues totaled $70 million in first-quarter 2019 and $(78) million in first-quarter 2018. Refer to Notes 6 and 9 for a summary of total adjustments to prior period and current period provisionally priced sales.

At March 31, 2019, we had provisionally priced copper sales totaling 364 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average of $2.94 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the March 31, 2019, provisional price recorded would have an approximate $12 million effect on our 2019 net income attributable to common stock. The LME copper price settled at $2.92 per pound on April 30, 2019.

Purchased Copper. We purchase copper cathode primarily for processing by our Rod & Refining operations. Purchased copper volumes totaled 117 million pounds in first-quarter 2019 and 74 million pounds in first-quarter 2018.

Royalties and Export Duties. Royalties are primarily for sales from PT-FI and vary with the volume of metal sold and the prices of copper and gold. PT-FI also pays export duties until development progress for the new smelter in Indonesia exceeds 50 percent. Refer to Note 9 for a summary of royalty expense and export duties.

Production and Delivery Costs
Consolidated production and delivery costs totaled $2.9 billion in first-quarter 2019 and $2.8 billion in first-quarter 2018. Higher consolidated production and delivery costs in first-quarter 2019 primarily reflect costs at PT-FI that were historically shared under the joint venture formerly with Rio Tinto plc.

Mining Unit Site Production and Delivery Costs. Site production and delivery costs for our copper mining operations primarily include labor, energy and commodity-based inputs, such as sulphuric acid, reagents, liners, tires and explosives. Consolidated unit site production and delivery costs (before net noncash and other costs) for our copper mines averaged $2.17 per pound of copper in first-quarter 2019, compared with $1.67 per pound of copper in first-quarter 2018. Higher consolidated unit site production and delivery costs in first-quarter 2019, compared with first-quarter 2018, primarily reflect lower volumes associated with PT-FI’s transition from mining the open pit to underground. Refer to “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements.

Depreciation, Depletion and Amortization
Depreciation will vary under the unit-of-production (UOP) method as a result of changes in sales volumes and the related UOP rates at our mining operations. Consolidated depreciation, depletion and amortization (DD&A) totaled $347 million in first-quarter 2019, compared with $451 million in first-quarter 2018. Lower DD&A in first-quarter 2019, compared with first-quarter 2018, primarily reflected lower sales volumes at PT-FI and lower UOP rates because of increased reserves at our North America and South America mines.

Mining Exploration and Research Expenses
Consolidated exploration and research expenses for our mining operations totaled $27 million in first-quarter 2019 and $21 million in first-quarter 2018. Our mining exploration activities are generally associated with our existing mines, focusing on opportunities to expand reserves and resources to support development of additional future production capacity. A drilling program to further delineate the Lone Star resource continues to indicate significant additional mineralization in this district, with higher ore grades than our other North America copper mines. Exploration spending is expected to approximate $70 million for the year 2019.

Environmental Obligations and Shutdown Costs
Environmental obligation costs reflect net revisions to our long-term environmental obligations, which vary from period to period because of changes to environmental laws and regulations, the settlement of environmental matters and/or circumstances affecting our operations that could result in significant changes in our estimates. Shutdown costs include care-and-maintenance costs and any litigation, remediation or related expenditures associated with closed facilities or operations. Net charges for environmental obligations and shutdown costs totaled $42 million in first-quarter 2019 and $9 million in first-quarter 2018.

Interest Expense, Net
Consolidated interest costs (before capitalization) totaled $178 million in first-quarter 2019 and $176 million in first-quarter 2018. Capitalized interest varies with the level of expenditures for our development projects and average interest rates on our borrowings, and totaled $32 million in first-quarter 2019 and $25 million in first-quarter 2018.

Income Taxes
Following is a summary of the approximate amounts used in the calculation of our consolidated income tax provision (in millions, except percentages):

	Three Months Ended March 31,
	2019					2018
	Income (Loss)[a]	Effective Tax Rate		Income Tax (Provision) Benefit		Income[a]	Effective Tax Rate	Income Tax (Provision) Benefit
U.S.[b]	$(97)	1%		$1		$170	(2)%	$4
South America	263	40%		(105)		183	39%	(72)
Indonesia	79	33%		(26)	[c]	933	43%	(401)
Eliminations and other	(62)	N/A		10		50	N/A	(3)
Rate adjustment[d]	—	N/A		15		—	N/A	(34)
Consolidated FCX	$183	57%	[e]	$(105)		$1,336	38%	$(506)

a.	Represents income (loss) from continuing operations before income taxes and equity in affiliated companies’ net losses.

b.
In addition to our North America mining operations, the U.S. jurisdiction reflects corporate-level expenses, which include interest expense associated with senior notes, general and administrative expenses, and environmental obligations and shutdown costs.

c.	Includes a tax credit of $8 million ($6 million net of noncontrolling interest) associated with the reduction in PT-FI's statutory tax rates in accordance with its special mining license (IUPK).

d.	In accordance with applicable accounting rules, we adjust our interim provision for income taxes to equal our consolidated tax rate.

e.
Our first-quarter 2019 consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which we operate, excluding the U.S. jurisdiction. Because our U.S. jurisdiction generated net losses in first-quarter 2019 that will not result in a realized tax benefit, applicable accounting rules require us to adjust our estimated annual effective tax rate to exclude the impact of U.S. net losses.

Assuming achievement of current sales volume and cost estimates and average prices of $3.00 per pound for copper, $1,300 per ounce for gold and $13.00 per pound for molybdenum for the remainder of 2019, we estimate our consolidated effective tax rate for the year 2019 would approximate 41 percent (comprised of an estimated effective rate of 41 percent on South America income, 38 percent on Indonesia income and 0 percent for the U.S.). Variations in the relative proportions of jurisdictional income result in fluctuations to our consolidated effective income tax rate. Because of our U.S. tax position, we do not record a financial statement impact for income or losses generated in the U.S.; therefore, the consolidated effective tax rate is generally higher than the international rates at lower copper prices and lower than international rates at higher copper prices.

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

Operating and Development Activities. We have significant undeveloped reserves and resources in North America and a portfolio of potential long-term development projects. Future investments will be undertaken based on the results of economic and technical feasibility studies, and are dependent on market conditions. We continue to pursue projects to enhance productivity through innovative technologies and to study opportunities to reduce the capital intensity of our potential long-term development projects.

Through exploration drilling, we have identified a significant resource at our wholly owned Lone Star project located near the Safford operation in eastern Arizona. An initial project to develop the Lone Star leachable ores commenced in first-quarter 2018, with first production expected by the end of 2020. Initial production from the Lone Star leachable ores is expected to average approximately 200 million pounds of copper per year, with the potential for future expansion options. Total capital costs for the initial project, including mine equipment and pre-production stripping, are expected to approximate $850 million and will benefit from the utilization of existing infrastructure at the adjacent Safford operation. As of March 31, 2019, approximately $385 million has been incurred for this project. The project also advances exposure to a significant sulfide resource. We expect to incorporate recent positive drilling and ongoing results in our future development plans.

Operating Data. Following is summary consolidated operating data for the North America copper mines:

	Three Months Ended March 31,
	2019	2018
Operating Data, Net of Joint Venture Interests
Copper (millions of recoverable pounds)
Production	336	348
Sales, excluding purchases	320	384
Average realized price per pound	$2.85	$3.16

Molybdenum (millions of recoverable pounds)
Production[a]	7	7

100% Operating Data
Leach operations
Leach ore placed in stockpiles (metric tons per day)	705,000	674,600
Average copper ore grade (percent)	0.23	0.27
Copper production (millions of recoverable pounds)	226	239

Mill operations
Ore milled (metric tons per day)	315,600	288,600
Average ore grade (percent):
Copper	0.33	0.35
Molybdenum	0.02	0.02
Copper recovery rate (percent)	87.8	88.0
Copper production (millions of recoverable pounds)	176	174

a.	Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at the North America copper mines.

North America’s consolidated copper sales volumes of 320 million pounds in first-quarter 2019 were lower than first-quarter 2018 sales of 384 million pounds, primarily reflecting timing of shipments. North America copper sales are estimated to approximate 1.4 billion pounds for the year 2019, similar to 2018.

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

	Three Months Ended March 31,
	2019			2018
	By- Product Method	Co-Product Method		By- Product Method	Co-Product Method
		Copper	Molyb- denum[a]		Copper	Molyb- denum[a]
Revenues, excluding adjustments	$2.85	$2.85	$11.68	$3.16	$3.16	$10.87

Site production and delivery, before net noncash and other costs shown below	2.06	1.92	6.98	1.84	1.73	7.81
By-product credits	(0.26)	—	—	(0.20)	—	—
Treatment charges	0.11	0.11	—	0.10	0.09	—
Unit net cash costs	1.91	2.03	6.98	1.74	1.82	7.81
DD&A	0.26	0.24	0.44	0.25	0.23	0.66
Noncash and other costs, net	0.07	0.07	0.14	0.05	0.05	0.09
Total unit costs	2.24	2.34	7.56	2.04	2.10	8.56
Other revenue adjustments, primarily for pricing on prior period open sales	0.04	0.04	—	(0.01)	(0.01)	—
Gross profit per pound	$0.65	$0.55	$4.12	$1.11	$1.05	$2.31

Copper sales (millions of recoverable pounds)	320	320		383	383
Molybdenum sales (millions of recoverable pounds)[a]			7			7

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

Our North America copper mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) for the North America copper mines of $1.91 per pound of copper in first-quarter 2019 were higher than unit net cash costs of $1.74 per pound in first-quarter 2018, primarily reflecting lower copper sales volumes.

Because certain assets are depreciated on a straight-line basis, North America’s average unit depreciation rate may vary with asset additions and the level of copper production and sales.

Average unit net cash costs (net of by-product credits) for our North America copper mines are expected to approximate $1.91 per pound of copper for the year 2019, based on achievement of current sales volume and cost estimates and assuming an average molybdenum price of $13.00 per pound for the remainder of 2019. North
America’s average unit net cash costs for the year 2019 would change by approximately $0.03 per pound for each $2 per pound change in the average price of molybdenum for the remainder of 2019.

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

Operating and Development Activities. Cerro Verde’s expanded operations benefit from its large-scale, long-lived reserves and cost efficiencies. Cerro Verde's concentrator facilities have continued to perform well, with average mill throughput rates of 386,500 metric tons of ore per day in first-quarter 2019. Debottlenecking projects and additional initiatives to enhance operating rates are being advanced.

We continue to evaluate a large-scale expansion at El Abra to process additional sulfide material and to achieve higher recoveries. El Abra’s large sulfide resource could potentially support a major mill project similar to facilities constructed at Cerro Verde. Technical and economic studies are being advanced to determine the optimal scope and timing for the project.

Operating Data. Following is summary consolidated operating data for South America mining:

	Three Months Ended March 31,
	2019	2018
Copper (millions of recoverable pounds)
Production	299	293
Sales	290	290
Average realized price per pound	$2.93	$3.08

Molybdenum (millions of recoverable pounds)
Production[a]	8	6

Leach operations
Leach ore placed in stockpiles (metric tons per day)	166,700	168,000
Average copper ore grade (percent)	0.34	0.33
Copper production (millions of recoverable pounds)	59	67

Mill operations
Ore milled (metric tons per day)	386,500	385,500
Average ore grade (percent):
Copper	0.37	0.39
Molybdenum	0.02	0.01
Copper recovery rate (percent)	87.2	79.0
Copper production (millions of recoverable pounds)	240	226

a.	Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at Cerro Verde.

South America’s consolidated copper sales volumes of 290 million pounds in first-quarter 2019 approximated first-quarter 2018, with lower volumes from El Abra being offset by higher volumes at Cerro Verde.

During first-quarter 2019, heavy rainfall and electrical storms resulted in a suspension of El Abra’s crushed leach stacking operations for approximately 35 days; operations resumed in mid-March. The estimated impact of the disruption on FCX's 2019 consolidated copper production approximates 30 million pounds, approximately half of which was in first-quarter 2019.

Copper sales from South America mines are expected to approximate 1.3 billion pounds for the year 2019, similar to 2018.

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

	Three Months Ended March 31,
	2019			2018
	By-Product Method		Co-Product Method	By-Product Method	Co-Product Method
Revenues, excluding adjustments	$2.93		$2.93	$3.08	$3.08

Site production and delivery, before net noncash and other costs shown below	1.73		1.55	1.78	1.64
By-product credits	(0.34)		—	(0.25)	—
Treatment charges	0.19		0.19	0.20	0.20
Royalty on metals	0.01		0.01	0.01	0.01
Unit net cash costs	1.59		1.75	1.74	1.85
DD&A	0.39		0.34	0.43	0.40
Noncash and other costs, net	0.09	[a]	0.09	0.05	0.05
Total unit costs	2.07		2.18	2.22	2.30
Other revenue adjustments, primarily for pricing on prior period open sales	0.16		0.16	(0.15)	(0.15)
Gross profit per pound	$1.02		$0.91	$0.71	$0.63

Copper sales (millions of recoverable pounds)	290		290	290	290

a.	Includes $12 million ($0.04 per pound of copper) associated with weather-related impacts at El Abra.

Our South America mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) of $1.59 per pound of copper in first-quarter 2019 were lower than unit net cash costs of $1.74 per pound in first-quarter 2018, primarily reflecting higher by-product credits.

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

Average unit net cash costs (net of by-product credits) for South America mining are expected to approximate $1.66 per pound of copper for the year 2019, based on current sales volume and cost estimates and assuming an average price of $13.00 per pound of molybdenum for the remainder of 2019.

Indonesia Mining
PT-FI’s assets include one of the world’s largest copper and gold deposits at the Grasberg minerals district in Papua, Indonesia. PT-FI produces copper concentrate that contains significant quantities of gold and silver. Substantially all of PT-FI’s copper concentrate is sold under long-term contracts, and during first-quarter 2019, approximately half of PT-FI’s concentrate production was sold to PT Smelting (PT-FI’s 25-percent-owned smelter and refinery in Gresik, Indonesia).

Effective December 21, 2018, our ownership interest in PT-FI is 48.76 percent. We manage PT-FI’s mining operations and consolidate PT-FI in our financial statements. As further discussed in Note 1, our economic interest in PT-FI is expected to approximate 81 percent through 2022.

Operating and Development Activities. PT-FI is currently mining the final phase of the Grasberg open pit and expects to transition to the Grasberg Block Cave (GBC) underground mine in mid-2019. PT-FI continues to assess opportunities to recover additional ore from the open pit during the remainder of 2019, subject to mine planning considerations.

PT-FI continues to advance several projects in the Grasberg minerals district related to the development of its large-scale, long-lived, high-grade underground ore bodies. In aggregate, these underground ore bodies are expected to produce large-scale quantities of copper and gold following the transition from the Grasberg open pit.

PT-FI's estimated annual capital spending on underground mine development projects is expected to average $0.7 billion per year over the next four years, net of scheduled contributions from PT Indonesia Asahan Aluminium (Persero) (PT Inalum). In accordance with applicable accounting guidance, aggregate costs (before scheduled contributions from PT Inalum), which are expected to average $0.9 billion per year through 2022, will be reflected as an investing activity in our cash flow statement, and contributions from PT Inalum will be reflected as a financing activity. Considering the long-term nature and size of these projects, actual costs could vary from these estimates.

In connection with completion of the December 2018 transaction, PT-FI committed to construct a new smelter in Indonesia by December 21, 2023. PT-FI has reviewed various process technologies and has initiated front-end engineering and design for the selected technology. The preliminary capital cost estimate for the project is in the $3 billion range, and PT-FI intends to pursue financing, commercial and potential partner arrangements for this project. The economics of PT-FI’s share of the new smelter will be borne by PT-FI’s shareholders according to their respective share ownership percentages.

The following provides additional information on the continued development of the Common Infrastructure project, the GBC underground mine and the Deep Mill Level Zone (DMLZ) ore body that lies below the Deep Ore Zone (DOZ) underground mine.

Common Infrastructure and GBC Underground Mine. The Common Infrastructure project provides access to PT-FI’s large undeveloped underground ore bodies located in the Grasberg minerals district through a tunnel system located approximately 400 meters deeper than the existing underground tunnel system. In addition to providing access to the underground ore bodies, the tunnel system will enable PT-FI to conduct future exploration in prospective areas associated with currently identified ore bodies. The tunnel system was completed to the Big Gossan terminal, and development of the GBC and DMLZ underground mines is advancing using the Common Infrastructure project tunnels as access.

The GBC underground mine accounts for approximately half of PT-FI’s recoverable proven and probable reserves. Substantial progress has been made to prepare for the transition to mining of the GBC underground mine. First undercut blasting occurred in late 2018, and several drawbells have been constructed and blasted to prepare for mining. Cave production is in progress and on schedule. All underground mining levels and the ore flow system are being commissioned. Production rates over the next five years are expected to ramp up to 130,000 metric tons of ore per day.

Mine development capital for the GBC underground mine and associated Common Infrastructure is expected to approximate $6.8 billion, including $4.1 billion incurred through March 31, 2019 ($0.2 billion during first-quarter 2019).

DMLZ. The DMLZ ore body lies below the DOZ mine at the 2,590-meter elevation and represents the downward continuation of mineralization in the Ertsberg East Skarn system and neighboring Ertsberg porphyry. In September 2015, PT-FI initiated pre-commercial production that represented ore extracted during the development phase for the purpose of obtaining access to the ore body. During third-quarter 2018, PT-FI commenced hydraulic fracturing activities to manage rock stresses and pre-condition the DMLZ underground mine for large-scale production following mining induced seismic activity experienced in 2017 and 2018. Results to date have been effective in managing rock stresses and pre-conditioning the cave. PT-FI expects to commence the ramp up of production in the DMLZ underground mine by mid-2019 and to reach full production rates of 80,000 metric tons per day in 2022. Estimates of timing of future production continue to be reviewed and may be modified as additional information becomes available.

Mine development capital costs for the DMLZ underground mine are expected to approximate $3.3 billion, including $2.6 billion incurred through March 31, 2019 ($0.1 billion during first-quarter 2019).

Operating Data. Following is summary consolidated operating data for Indonesia mining:

	Three Months Ended March 31,
	2019	2018
Operating Data
Copper (millions of recoverable pounds)
Production	145	311
Sales	174	319
Average realized price per pound	$2.92	$3.06

Gold (thousands of recoverable ounces)
Production	162	595
Sales	235	603
Average realized price per ounce	$1,291	$1,312

100% Operating Data
Ore milled (metric tons per day):[a]
Grasberg open pit	102,800	125,200
DOZ underground mine	30,300	39,400
DMLZ underground mine	6,800	2,600
GBC underground mine	5,000	4,000
Big Gossan underground mine	5,600	2,400
Total	150,500	173,600
Average ore grades:
Copper (percent)	0.62	1.12
Gold (grams per metric ton)	0.58	1.63
Recovery rates (percent):
Copper	84.7	92.0
Gold	68.7	84.7
Production:
Copper (millions of recoverable pounds)	145	340
Gold (thousands of recoverable ounces)	162	673

a.	Amounts represent the approximate average daily throughput processed at PT-FI’s mill facilities from each producing mine, related stockpiles and development activities that result in metal production.

In March 2019, PT-FI's export license was extended to March 8, 2020. PT-FI's approved export quota for the current export period totals approximately 180,000 dry metric tons of concentrate. PT-FI plans to seek approval from the Indonesian government for an increase in its export quota for the current export period for expected higher production volumes associated with changes made to PT-FI’s production plan that was submitted to the Indonesian government in November 2018.

Indonesia mining’s consolidated sales of 174 million pounds of copper and 235 thousand ounces of gold in first-quarter 2019 were lower than first-quarter 2018 sales of 319 million pounds of copper and 603 thousand ounces of gold, primarily reflecting anticipated lower mill rates and ore grades as PT-FI transitions mining from the open pit to underground.

As PT-FI transitions mining from the open pit to underground, production is expected to be significantly lower in 2019 and 2020, compared with 2018. Metal production is expected to improve significantly by 2021 following a ramp-up period. Consolidated sales volumes from Indonesia mining are expected to approximate 0.6 billion pounds of copper and 0.8 million ounces of gold in 2019.

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

	Three Months Ended March 31,
	2019				2018
	By-Product Method		Co-Product Method		By-Product Method	Co-Product Method
			Copper	Gold		Copper	Gold
Revenues, excluding adjustments	$2.92		$2.92	$1,291	$3.06	$3.06	$1,312

Site production and delivery, before net noncash and other costs shown below	3.10		1.92	850	1.36	0.75	319
Gold and silver credits	(1.81)		—	—	(2.59)	—	—
Treatment charges	0.29		0.18	80	0.25	0.13	57
Export duties	0.10		0.06	27	0.14	0.08	34
Royalty on metals	0.16		0.10	46	0.21	0.11	49
Unit net cash costs (credits)	1.84		2.26	1,003	(0.63)	1.07	459
DD&A	0.61		0.37	166	0.57	0.31	133
Noncash and other costs, net	0.01	[a]	0.01	4	0.04	0.02	11
Total unit costs (credits)	2.46		2.64	1,173	(0.02)	1.40	603
Other revenue adjustments, primarily for pricing on prior period open sales	0.11		0.11	9	(0.12)	(0.12)	27
PT Smelting intercompany profit (loss)	0.02		0.01	5	(0.03)	(0.02)	(7)
Gross profit per pound/ounce	$0.59		$0.40	$132	$2.93	$1.52	$729

Copper sales (millions of recoverable pounds)	174		174		319	319
Gold sales (thousands of recoverable ounces)				235			603

a.	Includes credits of $19 million ($0.11 per pound of copper) associated with adjustments to prior year treatment and refining charges.

A significant portion of PT-FI’s costs are fixed, and unit costs vary depending on production volumes and other factors. Indonesia mining had unit net cash costs (including gold and silver credits) of $1.84 per pound of copper in first-quarter 2019, compared with unit net cash credits of $0.63 per pound in first-quarter 2018, primarily reflecting lower gold and silver credits and lower copper sales volumes.

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold.

Revenue adjustments primarily result from changes in prices on provisionally priced copper sales recognized in prior periods.

Because certain assets are depreciated on a straight-line basis, Indonesia mining’s unit depreciation rate may vary with asset additions and the level of copper production and sales.

PT Smelting intercompany profit (loss) represents the change in the deferral of 25 percent of PT-FI’s profit on sales to PT Smelting. Refer to “Smelting & Refining” below for further discussion.

Because of the fixed nature of a large portion of Indonesia’s costs, unit net cash costs vary from quarter to quarter depending on copper and gold volumes. Assuming an average gold price of $1,300 per ounce for the remainder of 2019 and achievement of current sales volume and cost estimates, unit net cash costs (including gold and silver credits) for Indonesia mining are expected to approximate $1.54 per pound of copper for the year 2019. Indonesia mining’s unit net cash costs for the year 2019 would change by approximately $0.05 per pound for each $50 per ounce change in the average price of gold for the remainder of 2019.

Indonesia mining's projected sales volumes and unit net cash costs for the year 2019 are dependent on a number of factors, including operational performance, timing of shipments, export quotas and workforce productivity.

Molybdenum Mines
We have two wholly owned molybdenum mines – the Henderson underground mine and the Climax open-pit mine - both in Colorado. The Henderson and Climax mines produce high-purity, chemical-grade molybdenum concentrate, which is typically further processed into value-added molybdenum chemical products. The majority of the molybdenum concentrate produced at the Henderson and Climax mines, as well as from our North America and South America copper mines, is processed at our own conversion facilities.

Operating and Development Activities. Production from the Molybdenum mines totaled 8 million pounds of molybdenum in first-quarter 2019 and 9 million pounds in first-quarter 2018. Refer to “Consolidated Results” for our consolidated molybdenum operating data, which includes sales of molybdenum produced at our Molybdenum mines, and from our North America and South America copper mines, and refer to “Outlook” for projected consolidated molybdenum sales volumes.

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

Unit net cash costs for our Molybdenum mines averaged $9.80 per pound of molybdenum in first-quarter 2019 and $8.57 per pound in first-quarter 2018. Based on current sales volume and cost estimates, average unit net cash costs for the Molybdenum mines are expected to approximate $9.60 per pound of molybdenum for the year 2019. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

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

Atlantic Copper smelts and refines copper concentrate and markets refined copper and precious metals in slimes. During first-quarter 2019, Atlantic Copper’s concentrate purchases include 35 percent from our copper mining operations and 65 percent from third parties.

PT-FI’s contract with PT Smelting provides for PT-FI to supply 100 percent of the copper concentrate requirements (subject to a minimum or maximum treatment charge rate) necessary for PT Smelting to produce 205,000 metric tons of copper annually on a priority basis. PT-FI may also sell copper concentrate to PT Smelting at market rates for quantities in excess of 205,000 metric tons of copper annually. During first-quarter 2019, PT-FI supplied all of PT

Smelting’s concentrate requirements. In March 2019, PT Smelting received a one-year extension of its anode slimes export license through March 11, 2020.

We defer recognizing profits on sales from our mining operations to Atlantic Copper and on 25 percent of PT-FI’s sales to PT Smelting until final sales to third parties occur. Changes in these deferrals attributable to variability in intercompany volumes resulted in net reductions to net income attributable to common stock of $14 million for first-quarter 2019 and $7 million for first-quarter 2018. Our net deferred profits on our inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income attributable to common stock totaled $34 million at March 31, 2019. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices will result in variability in our net deferred profits and quarterly earnings.

CAPITAL RESOURCES AND LIQUIDITY

Our consolidated operating cash flows vary with prices realized from copper, gold and molybdenum; our sales volumes; production costs; income taxes; other working capital changes; and other factors. We believe that we have a high-quality portfolio of long-lived copper assets positioned to generate long-term value. We continue to advance a project to develop the Lone Star leachable ores near our Safford operation in eastern Arizona, and PT-FI has several projects in the Grasberg minerals district related to the development of its large-scale, long-lived, high-grade underground ore bodies. We are also pursuing other opportunities to enhance net present values, and we continue to advance studies for future development of our copper resources, the timing of which will be dependent on market conditions.

As presented in “Outlook”, our projected capital expenditures for 2019 are approximately $0.2 billion higher than projected operating cash flows. A large portion of the capital expenditures relate to projects that are expected to add significant production and cash flow in future periods, enabling us to generate operating cash flows exceeding capital expenditures in future years. We have cash on hand and the financial flexibility to fund these expenditures and will continue to be disciplined in deploying capital. Subject to future commodity prices for copper, gold and molybdenum, we expect estimated consolidated operating cash flows in 2019, plus available cash and availability under our credit facility, to be sufficient to fund our budgeted capital expenditures, cash dividends, noncontrolling interest distributions and other cash requirements for the year.

Cash
Following is a summary of the U.S. and international components of consolidated cash and cash equivalents available to the parent company, net of noncontrolling interests’ share, taxes and other costs at March 31, 2019 (in billions):

Cash at domestic companies	$1.9
Cash at international operations	0.9
Total consolidated cash and cash equivalents	2.8
Noncontrolling interests’ share	(0.4)
Cash, net of noncontrolling interests’ share	2.4
Withholding taxes and other	—	[a]
Net cash available	$2.4
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

Debt
At March 31, 2019, we had no borrowings, $13 million in letters of credit issued and $3.5 billion of availability under our revolving credit facility. Refer to Note 5 for further discussion of debt, including an amendment to extend our credit facility, and “Financing Activities” below.

Operating Activities
We generated consolidated operating cash flows of $534 million (net of $27 million in working capital uses and timing of other tax payments) in first-quarter 2019 and $1.4 billion (net of $21 million in working capital uses and timing of other tax payments) in first-quarter 2018. Lower operating cash flows in first-quarter 2019, compared with first-quarter 2018, primarily reflect lower copper and gold sales volumes.

Investing Activities
Capital Expenditures. Capital expenditures, including capitalized interest, totaled $622 million in first-quarter 2019, including approximately $370 million for major mining projects. Capital expenditures, including capitalized interest, totaled $402 million in first-quarter 2018, including approximately $250 million for major mining projects. Higher capital expenditures in first-quarter 2019, compared with first-quarter 2018, primarily reflects underground development activities in the Grasberg minerals district and development of the Lone Star project. Refer to “Outlook” for further discussion of projected capital expenditures for the year 2019.

Proceeds from sales of oil and gas properties. We received $84 million of proceeds from sales of oil and gas properties in first-quarter 2019, including $50 million in contingent consideration received associated with the 2016 sale of onshore California oil and gas properties.

Intangible water rights and other, net. During first-quarter 2018, our North America copper mines purchased intangible water rights totaling $88 million.

Financing Activities
Debt Transactions. Net repayments of debt in first-quarter 2019 totaled $1.2 billion, consisting of the redemption of $1.0 billion aggregate principal amount of our 3.100% Senior Notes due 2020 and the repayment of $200 million under Cerro Verde's credit facility. We recorded losses on early extinguishment of debt totaling $6 million in first-quarter 2019.

Net repayments of debt in first-quarter 2018 totaled $1.5 billion, consisting of $1.4 billion of 2.375% Senior Notes that matured in March 2018 and $100 million under the Cerro Verde credit facility.

Cash Dividends and Distributions Paid. We paid cash dividends on our common stock totaling $73 million in first-quarter 2019. On March 27, 2019, we declared a quarterly cash dividend of $0.05 per share on our common stock, which was paid on May 1, 2019, to shareholders of record as of April 15, 2019. The declaration of dividends is at the discretion of our Board of Directors (Board) and will depend upon our financial results, cash requirements, future prospects and other factors deemed relevant by our Board.

Cash dividends and distributions paid to noncontrolling interests totaled $9 million in first-quarter 2019 and $80 million in first-quarter 2018. These payments will vary based on the operating results and cash requirements of our consolidated subsidiaries.

CONTRACTUAL OBLIGATIONS

As further discussed in Note 5, during first-quarter 2019, we reduced our December 31, 2018, total debt by $1.2 billion. There have been no other material changes in our contractual obligations since December 31, 2018. Refer to Part II, Items 7. and 7A. in our 2018 Form 10-K, for information regarding our contractual obligations.

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

There have been no material changes to our environmental and asset retirement obligations since December 31, 2018. Updated cost assumptions, including increases and decreases to cost estimates, changes in the anticipated scope and timing of remediation activities, and settlement of environmental matters may result in additional revisions to certain of our environmental obligations. Refer to Note 12 in our 2018 Form 10-K, for further information regarding our environmental and asset retirement obligations.

Litigation and Other Contingencies
Other than as discussed in Note 8, there have been no material changes to our contingencies associated with legal proceedings, environmental and other matters since December 31, 2018. Refer to Note 12 and “Legal Proceedings” contained in Part I, Item 3. of our 2018 Form 10-K, as updated by Note 8, for further information regarding legal proceedings, environmental and other matters.

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

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2019
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$914	$914	$87	$23	$1,024
Site production and delivery, before net noncash
and other costs shown below	658	616	52	17	685
By-product credits	(83)	—	—	—	—
Treatment charges	36	35	—	1	36
Net cash costs	611	651	52	18	721
DD&A	83	77	3	3	83
Noncash and other costs, net	23	22	1	—	23
Total costs	717	750	56	21	827
Other revenue adjustments, primarily for pricing
on prior period open sales	12	12	—	—	12
Gross profit	$209	$176	$31	$2	$209

Copper sales (millions of recoverable pounds)	320	320
Molybdenum sales (millions of recoverable pounds)[a]			7

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$2.85	$2.85	$11.68
Site production and delivery, before net noncash
and other costs shown below	2.06	1.92	6.98
By-product credits	(0.26)	—	—
Treatment charges	0.11	0.11	—
Unit net cash costs	1.91	2.03	6.98
DD&A	0.26	0.24	0.44
Noncash and other costs, net	0.07	0.07	0.14
Total unit costs	2.24	2.34	7.56
Other revenue adjustments, primarily for pricing
on prior period open sales	0.04	0.04	—
Gross profit per pound	$0.65	$0.55	$4.12

Reconciliation to Amounts Reported
(In millions)
		Production
	Revenues	and Delivery	DD&A
Totals presented above	$1,024	$685	$83
Treatment charges	(13)	23	—
Noncash and other costs, net	—	23	—
Other revenue adjustments, primarily for pricing
on prior period open sales	12	—	—
Eliminations and other	11	12	—
North America copper mines	1,034	743	83
Other[c]	3,515	2,851	244
Corporate, other & eliminations	(757)	(675)	20
As reported in our consolidated financial statements	$3,792	$2,919	$347

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.	Represents the combined total for our other segments, as presented in Note 9.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2018
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,209	$1,209	$76	$23	$1,308
Site production and delivery, before net noncash
and other costs shown below	705	660	55	13	728
By-product credits	(76)	—	—	—	—
Treatment charges	37	35	—	2	37
Net cash costs	666	695	55	15	765
DD&A	94	88	4	2	94
Noncash and other costs, net	19	18	1	—	19
Total costs	779	801	60	17	878
Other revenue adjustments, primarily for pricing
on prior period open sales	(5)	(5)	—	—	(5)
Gross profit	$425	$403	$16	$6	$425

Copper sales (millions of recoverable pounds)	383	383
Molybdenum sales (millions of recoverable pounds)[a]			7

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$3.16	$3.16	$10.87
Site production and delivery, before net noncash
and other costs shown below	1.84	1.73	7.81
By-product credits	(0.20)	—	—
Treatment charges	0.10	0.09	—
Unit net cash costs	1.74	1.82	7.81
DD&A	0.25	0.23	0.66
Noncash and other costs, net	0.05	0.05	0.09
Total unit costs	2.04	2.10	8.56
Other revenue adjustments, primarily for pricing
on prior period open sales	(0.01)	(0.01)	—
Gross profit per pound	$1.11	$1.05	$2.31

Reconciliation to Amounts Reported
(In millions)		Production
	Revenues	and Delivery	DD&A
Totals presented above	$1,308	$728	$94
Treatment charges	(8)	29	—
Noncash and other costs, net	—	19	—
Other revenue adjustments, primarily for pricing
on prior period open sales	(5)	—	—
Eliminations and other	13	15	—
North America copper mines	1,308	791	94
Other[c]	4,517	3,011	336
Corporate, other & eliminations	(957)	(994)	21
As reported in our consolidated financial statements	$4,868	$2,808	$451

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.	Represents the combined total for our other segments, as presented in Note 9.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2019
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$850		$850	$112	$962
Site production and delivery, before net noncash
and other costs shown below	503		450	66	516
By-product credits	(99)		—	—	—
Treatment charges	56		56	—	56
Royalty on metals	2		2	—	2
Net cash costs	462		508	66	574
DD&A	114		101	13	114
Noncash and other costs, net	24	[b]	24	—	24
Total costs	600		633	79	712
Other revenue adjustments, primarily for pricing
on prior period open sales	47		47	—	47
Gross profit	$297		$264	$33	$297

Copper sales (millions of recoverable pounds)	290		290

Gross profit per pound of copper:

Revenues, excluding adjustments	$2.93		$2.93
Site production and delivery, before net noncash
and other costs shown below	1.73		1.55
By-product credits	(0.34)		—
Treatment charges	0.19		0.19
Royalty on metals	0.01		0.01
Unit net cash costs	1.59		1.75
DD&A	0.39		0.34
Noncash and other costs, net	0.09	[b]	0.09
Total unit costs	2.07		2.18
Other revenue adjustments, primarily for pricing
on prior period open sales	0.16		0.16
Gross profit per pound	$1.02		$0.91

Reconciliation to Amounts Reported
(In millions)			Production
	Revenues		and Delivery	DD&A
Totals presented above	$962		$516	$114
Treatment charges	(56)		—	—
Royalty on metals	(2)		—	—
Noncash and other costs, net	—		24	—
Other revenue adjustments, primarily for pricing
on prior period open sales	47		—	—
Eliminations and other	—		(1)	—
South America mining	951		539	114
Other[c]	3,598		3,055	213
Corporate, other & eliminations	(757)		(675)	20
As reported in our consolidated financial statements	$3,792		$2,919	$347

a.
Includes silver sales of 1.3 million ounces ($15.75 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.	Includes charges of $12 million ($0.04 per pound of copper) associated with weather-related impacts at El Abra.

c.	Represents the combined total for our other segments, as presented in Note 9.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2018
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other[a]	Total
Revenues, excluding adjustments	$894	$894	$85	$979
Site production and delivery, before net noncash
and other costs shown below	517	476	52	528
By-product credits	(74)	—	—	—
Treatment charges	59	59	—	59
Royalty on metals	2	2	—	2
Net cash costs	504	537	52	589
DD&A	126	115	11	126
Noncash and other costs, net	15	15	—	15
Total costs	645	667	63	730
Other revenue adjustments, primarily for pricing
on prior period open sales	(43)	(43)	—	(43)
Gross profit	$206	$184	$22	$206

Copper sales (millions of recoverable pounds)	290	290

Gross profit per pound of copper:

Revenues, excluding adjustments	$3.08	$3.08
Site production and delivery, before net noncash
and other costs shown below	1.78	1.64
By-product credits	(0.25)	—
Treatment charges	0.20	0.20
Royalty on metals	0.01	0.01
Unit net cash costs	1.74	1.85
DD&A	0.43	0.40
Noncash and other costs, net	0.05	0.05
Total unit costs	2.22	2.30
Other revenue adjustments, primarily for pricing
on prior period open sales	(0.15)	(0.15)
Gross profit per pound	$0.71	$0.63

Reconciliation to Amounts Reported
(In millions)		Production
	Revenues	and Delivery	DD&A
Totals presented above	$979	$528	$126
Treatment charges	(59)	—	—
Royalty on metals	(2)	—	—
Noncash and other costs, net	—	15	—
Other revenue adjustments, primarily for pricing
on prior period open sales	(43)	—	—
Eliminations and other	2	—	1
South America mining	877	543	127
Other[b]	4,948	3,259	303
Corporate, other & eliminations	(957)	(994)	21
As reported in our consolidated financial statements	$4,868	$2,808	$451

a.
Includes silver sales of 1.0 million ounces ($16.52 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.	Represents the combined total for our other segments, as presented in Note 9.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2019
(In millions)	By-Product		Co-Product Method
	Method		Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$507		$507	$303	$9	$819
Site production and delivery, before net noncash
and other costs shown below	538		333	199	6	538
Gold and silver credits	(314)		—	—	—	—
Treatment charges	51		31	19	1	51
Export duties	17		11	6	—	17
Royalty on metals	28		17	11	—	28
Net cash costs	320		392	235	7	634
DD&A	105		65	39	1	105
Noncash and other costs, net	2	[b]	1	1	—	2
Total costs	427		458	275	8	741
Other revenue adjustments, primarily for pricing
on prior period open sales	19		19	2	—	21
PT Smelting intercompany profit	3		2	1	—	3
Gross profit	$102		$70	$31	$1	$102

Copper sales (millions of recoverable pounds)	174		174
Gold sales (thousands of recoverable ounces)				235

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$2.92		$2.92	$1,291
Site production and delivery, before net noncash
and other costs shown below	3.10		1.92	850
Gold and silver credits	(1.81)		—	—
Treatment charges	0.29		0.18	80
Export duties	0.10		0.06	27
Royalty on metals	0.16		0.10	46
Unit net cash costs	1.84		2.26	1,003
DD&A	0.61		0.37	166
Noncash and other costs, net	0.01	[b]	0.01	4
Total unit costs	2.46		2.64	1,173
Other revenue adjustments, primarily for pricing
on prior period open sales	0.11		0.11	9
PT Smelting intercompany profit	0.02		0.01	5
Gross profit per pound/ounce	$0.59		$0.40	$132

Reconciliation to Amounts Reported
(In millions)			Production
	Revenues		and Delivery	DD&A
Totals presented above	$819		$538	$105
Treatment charges	(32)		19	—
Export duties	(17)		—	—
Royalty on metals	(28)		—	—
Noncash and other costs, net	—		2	—
Other revenue adjustments, primarily for pricing
on prior period open sales	21		—	—
PT Smelting intercompany profit	—		(3)	—
Indonesia mining	763		556	105
Other[c]	3,786		3,038	222
Corporate, other & eliminations	(757)		(675)	20
As reported in our consolidated financial statements	$3,792		$2,919	$347

a.	Includes silver sales of 0.6 million ounces ($14.85 per ounce average realized price).

b.	Includes credits of $19 million ($0.11 per pound of copper) associated with adjustments to prior year treatment and refining charges.

c.	Represents the combined total for our other segments, as presented in Note 9.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash (Credits) Costs

Three Months Ended March 31, 2018
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$976	$976	$791	$19	$1,786
Site production and delivery, before net noncash
and other costs shown below	433	237	192	4	433
Gold and silver credits	(826)	—	—	—	—
Treatment charges	78	43	34	1	78
Export duties	46	25	21	—	46
Royalty on metals	67	36	30	1	67
Net cash (credits) costs	(202)	341	277	6	624
DD&A	181	99	80	2	181
Noncash and other costs, net	15	8	6	1	15
Total (credits) costs	(6)	448	363	9	820
Other revenue adjustments, primarily for pricing
on prior period open sales	(38)	(38)	16	—	(22)
PT Smelting intercompany loss	(9)	(5)	(4)	—	(9)
Gross profit	$935	$485	$440	$10	$935

Copper sales (millions of recoverable pounds)	319	319
Gold sales (thousands of recoverable ounces)			603

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$3.06	$3.06	$1,312
Site production and delivery, before net noncash
and other costs shown below	1.36	0.75	319
Gold and silver credits	(2.59)	—	—
Treatment charges	0.25	0.13	57
Export duties	0.14	0.08	34
Royalty on metals	0.21	0.11	49
Unit net cash (credits) costs	(0.63)	1.07	459
DD&A	0.57	0.31	133
Noncash and other costs, net	0.04	0.02	11
Total unit (credits) costs	(0.02)	1.40	603
Other revenue adjustments, primarily for pricing
on prior period open sales	(0.12)	(0.12)	27
PT Smelting intercompany loss	(0.03)	(0.02)	(7)
Gross profit per pound/ounce	$2.93	$1.52	$729

Reconciliation to Amounts Reported
(In millions)		Production
	Revenues	and Delivery	DD&A
Totals presented above	$1,786	$433	$181
Treatment charges	(78)	—	—
Export duties	(46)	—	—
Royalty on metals	(67)	—	—
Noncash and other costs, net	—	15	—
Other revenue adjustments, primarily for pricing
on prior period open sales	(22)	—	—
PT Smelting intercompany loss	—	9	—
Indonesia mining	1,573	457	181
Other[b]	4,252	3,345	249
Corporate, other & eliminations	(957)	(994)	21
As reported in our consolidated financial statements	$4,868	$2,808	$451

a.	Includes silver sales of 1.2 million ounces ($15.76 per ounce average realized price).

b.	Represents the combined total for our other segments, as presented in Note 9.

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Three Months Ended March 31,
(In millions)	2019	2018

Revenues, excluding adjustments[a]	$98	$102
Site production and delivery, before net noncash and other costs shown below	70	65
Treatment charges and other	7	7
Net cash costs	77	72
DD&A	16	19
Noncash and other costs, net	1	2
Total costs	94	93
Gross profit	$4	$9

Molybdenum sales (millions of recoverable pounds)[a]	8	9

Gross profit per pound of molybdenum:

Revenues, excluding adjustments[a]	$12.49	$11.99
Site production and delivery, before net noncash and other costs shown below	8.94	7.71
Treatment charges and other	0.86	0.86
Unit net cash costs	9.80	8.57
DD&A	2.00	2.24
Noncash and other costs, net	0.16	0.15
Total unit costs	11.96	10.96
Gross profit per pound	$0.53	$1.03

Reconciliation to Amounts Reported
(In millions)

		Production
Three Months Ended March 31, 2019	Revenues	and Delivery	DD&A
Totals presented above	$98	$70	$16
Treatment charges and other	(7)	—	—
Noncash and other costs, net	—	1	—
Molybdenum mines	91	71	16
Other[b]	4,458	3,523	311
Corporate, other & eliminations	(757)	(675)	20
As reported in our consolidated financial statements	$3,792	$2,919	$347

Three Months Ended March 31, 2018
Totals presented above	$102	$65	$19
Treatment charges and other	(7)	—	—
Noncash and other costs, net	—	2	—
Molybdenum mines	95	67	19
Other[b]	5,730	3,735	411
Corporate, other & eliminations	(957)	(994)	21
As reported in our consolidated financial statements	$4,868	$2,808	$451

a.
Reflects sales of the Molybdenum mines’ production to our molybdenum sales company at market-based pricing. On a consolidated basis, realizations are based on the actual contract terms for sales to third parties; as a result, our consolidated average realized price per pound of molybdenum will differ from the amounts reported in this table.

b.
Represents the combined total for our other segments, as presented in Note 9. Also includes amounts associated with our molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America and South America copper mines.

CAUTIONARY STATEMENT

Our discussion and analysis contains forward-looking statements in which we discuss our potential future performance. Forward-looking statements are all statements other than statements of historical facts, such as projections or expectations relating to ore grades and milling rates; production and sales volumes; unit net cash costs; operating cash flows; capital expenditures; our expectations regarding our share of PT-FI’s net income and future cash flows through 2022; PT-FI’s development, financing, construction and completion of a new smelter in Indonesia; PT-FI’s compliance with environmental standards under the new framework established by the Ministry of Environment and Forestry; exploration efforts and results; development and production activities, rates and costs; liquidity; tax rates; export quotas and duties; the impact of copper, gold and molybdenum price changes; the impact of deferred intercompany profits on earnings; reserve estimates; and future dividend payments, share purchases and sales. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “targets,” “intends,” “likely,” “will,” “should,” “to be,” “potential” and any similar expressions are intended to identify those assertions as forward-looking statements. The declaration of dividends is at the discretion of the Board and will depend on our financial results, cash requirements, future prospects, and other factors deemed relevant by the Board.

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, supply of and demand for, and prices of, copper, gold and molybdenum; mine sequencing; production rates; timing of shipments; results of feasibility studies; potential inventory adjustments; potential impairment of long-lived mining assets; the potential effects of violence in Indonesia generally and in the province of Papua; the Indonesian government’s approval of an increase in PT-FI's export quota for the current export period, which ends March 8, 2020, and extension of PT-FI's export license after March 8, 2020; risks associated with underground mining; satisfaction of requirements in accordance with PT-FI’s IUPK to extend mining rights from 2031 through 2041; industry risks; regulatory changes; political and social risks; labor relations; weather- and climate-related risks; environmental risks; litigation results; cybersecurity incidents; and other factors described in more detail in Part I, Item 1A. “Risk Factors” of our 2018 Form 10-K.

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

There have been no material changes in our market risks during the three-month period ended March 31, 2019. For additional information on market risks, refer to “Disclosures About Market Risks” included in Part II, Items 7. and 7A. of our 2018 Form 10-K. For projected sensitivities of our operating cash flow to changes in commodity prices, refer to “Outlook” in Part I, Item 2. of this quarterly report on Form 10-Q for the period ended March 31, 2019; for projected sensitivities of our provisionally priced copper sales to changes in commodity prices refer to “Consolidated Results – Revenues” in Part I, Item 2. of this quarterly report on Form 10-Q for the period ended March 31, 2019.

Item 4.	Controls and Procedures.

(a)
Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective as of March 31, 2019.

(b)
Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management does not believe, based on currently available information, that the outcome of any legal proceeding reported in our 2018 Form 10-K will have a material adverse effect on our financial condition; although individual or cumulative outcomes could be material to our operating results for a particular period, depending on the nature and magnitude of the outcome and the operating results for the period.

Item 1A. Risk Factors.

There have been no material changes to our risk factors during the three-month period ended March 31, 2019. For additional information on risk factors, refer to Part I, Item 1A. “Risk Factors” of our 2018 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended March 31, 2019.

There were no shares of common stock purchased by us during the three months ended March 31, 2019. On July 21, 2008, our Board of Directors approved an increase in our open-market share purchase program for up to 30 million shares. There have been no purchases under this program since 2008. This program does not have an expiration date. At March 31, 2019, there were 23.7 million shares that could still be purchased under the program.

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

Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this quarterly report on Form 10-Q.

Item 6.	Exhibits.

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
2.1	PTFI Divestment Agreement dated as of September 27, 2018 among FCX, International Support LLC, PT Freeport Indonesia, PT Indocopper Investama and PT Indonesia Asahan Aluminium (Persero). (*)		10-Q	001-11307-01	11/9/2018
2.2
Supplemental and Amendment Agreement to the PT-FI Divestment Agreement, dated December 21, 2018, among FCX, PT Freeport Indonesia, PT Indonesia Papua Metal Dan Mineral (f/k/a PT Indocopper Investama), PT Indonesia Asahan Aluminium (Persero) and International Support LLC.
			10-K	001-11307-01	2/15/2019
3.1	Amended and Restated Certificate of Incorporation of FCX, effective as of June 8, 2016.		8-K	001-11307-01	6/9/2016
3.2	Amended and Restated By-Laws of FCX, effective as of June 8, 2016.		8-K	001-11307-01	6/9/2016
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
			8-K	001-11307-01	6/3/2013
4.4	Sixth Supplemental Indenture dated as of November 14, 2014 among FCX, Freeport-McMoRan Oil & Gas LLC and U.S. Bank National Association, as Trustee (relating to the 4.00% Senior Notes due 2021).		8-K	001-11307-01	11/14/2014
4.5	Seventh Supplemental Indenture dated as of November 14, 2014 among FCX, Freeport-McMoRan Oil & Gas LLC and U.S. Bank National Association, as Trustee (relating to the 4.55% Senior Notes due 2024).		8-K	001-11307-01	11/14/2014
4.6	Eighth Supplemental Indenture dated as of November 14, 2014 among FCX, Freeport-McMoRan Oil & Gas LLC and U.S. Bank National Association, as Trustee (relating to the 5.40% Senior Notes due 2034).		8-K	001-11307-01	11/14/2014
4.7	Indenture dated as of March 7, 2013, between FCX and U.S. Bank National Association, as Trustee (relating to the 3.875% Senior Notes due 2023, and the 5.450% Senior Notes due 2043).		8-K	001-11307-01	3/7/2013
4.8
Supplemental Indenture dated as of May 31, 2013, among FCX, Freeport-McMoRan Oil & Gas LLC, as guarantor, and U.S. Bank National Association, as Trustee (relating to the 3.875% Senior Notes due 2023 and the 5.450% Senior Notes due 2043).
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

			10-K	001-11307-01	2/26/2016
4.14	Indenture dated as of December 13, 2016, among FCX, Freeport-McMoRan Oil & Gas LLC, as guarantor, and U.S. Bank National Association, as Trustee (relating to the 6.875% Senior Notes due 2023).		8-K	001-11307-01	12/13/2016
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
10.1
First Amendment dated as of May 2, 2019 to the Revolving Credit Agreement dated as of April 20, 2018, among FCX, PT Freeport Indonesia, Freeport-McMoRan Oil & Gas LLC, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and each of the lenders and issuing banks party thereto.
			8-K	001-11307-01	5/2/2019
15.1	Letter from Ernst & Young LLP regarding unaudited interim financial statements.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.	X

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
95.1	Mine Safety and Health Administration Safety Data.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	X

(*) The registrant agrees to furnish supplementally to the Securities and Exchange Commission (SEC) a copy of any omitted schedule or exhibit upon the request of the SEC in accordance with Item 601(b)(2) of Regulation S-K.

Note: Certain instruments with respect to long-term debt of FCX have not been filed as exhibits to this Quarterly Report on Form 10-Q since the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of FCX and its subsidiaries on a consolidated basis. FCX agrees to furnish a copy of each such instrument upon request of the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Freeport-McMoRan Inc.

By:	/s/ C. Donald Whitmire, Jr.
C. Donald Whitmire, Jr.
Vice President and
Controller - Financial Reporting
(authorized signatory
and Principal Accounting Officer)

Date:  May 7, 2019

S-1