Form 10-Q
period 2019-06-30
FREEPORT-MCMORAN INC
filed 2019-08-06
CIK 831259

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to
Commission file number: 001-11307-01
Freeport-McMoRan Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-2480931
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

333 North Central Avenue	Phoenix	AZ	85004-2189
(Address of principal executive offices)			(Zip Code)
(602) 366-8100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.10 per share	FCX	The New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging grown company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging grown company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes   ☑ No
On July 31, 2019, there were issued and outstanding 1,450,890,574 shares of the registrant’s common stock, par value $0.10 per share.

Freeport-McMoRan Inc.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

Freeport-McMoRan Inc.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2019	December 31, 2018
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,623	$4,217
Trade accounts receivable	725	829
Income and other tax receivables	245	493
Inventories:
Materials and supplies, net	1,634	1,528
Mill and leach stockpiles	1,352	1,453
Product	1,391	1,778
Other current assets	760	422
Total current assets	8,730	10,720
Property, plant, equipment and mine development costs, net	28,841	28,010
Long-term mill and leach stockpiles	1,347	1,314
Other assets	2,168	2,172
Total assets	$41,086	$42,216

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,721	$2,625
Current portion of environmental and asset retirement obligations	425	449
Dividends payable	73	73
Accrued income taxes	63	165
Current portion of debt	4	17
Total current liabilities	3,286	3,329
Long-term debt, less current portion	9,912	11,124
Deferred income taxes	4,055	4,032
Environmental and asset retirement obligations, less current portion	3,617	3,609
Other liabilities	2,399	2,230
Total liabilities	23,269	24,324

Equity:
Stockholders’ equity:
Common stock	158	158
Capital in excess of par value	25,949	26,013
Accumulated deficit	(12,082)	(12,041)
Accumulated other comprehensive loss	(582)	(605)
Common stock held in treasury	(3,734)	(3,727)
Total stockholders’ equity	9,709	9,798
Noncontrolling interests	8,108	8,094
Total equity	17,817	17,892
Total liabilities and equity	$41,086	$42,216

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In millions, except per share amounts)
Revenues	$3,546	$5,168	$7,338	$10,036
Cost of sales:
Production and delivery	3,002	2,915	5,978	5,723
Depreciation, depletion and amortization	352	442	699	893
Total cost of sales	3,354	3,357	6,677	6,616
Selling, general and administrative expenses	97	109	209	240
Mining exploration and research expenses	31	24	58	45
Environmental obligations and shutdown costs	23	59	65	68
Net loss (gain) on sales of assets	8	(45)	(25)	(56)
Total costs and expenses	3,513	3,504	6,984	6,913
Operating income	33	1,664	354	3,123
Interest expense, net	(132)	(142)	(278)	(293)
Net gain (loss) on early extinguishment of debt	—	9	(6)	8
Other income, net	5	20	19	49
(Loss) income from continuing operations before income taxes and equity in affiliated companies’ net earnings	(94)	1,551	89	2,887
Benefit from (provision for) income taxes	15	(515)	(90)	(1,021)
Equity in affiliated companies’ net earnings	5	3	2	1
Net (loss) income from continuing operations	(74)	1,039	1	1,867
Net (loss) income from discontinued operations	—	(4)	1	(15)
Net (loss) income	(74)	1,035	2	1,852
Net loss (income) attributable to noncontrolling interests	2	(166)	(43)	(291)
Net (loss) income attributable to common stockholders	$(72)	$869	$(41)	$1,561

Basic net (loss) income per share attributable to common stockholders:
Continuing operations	$(0.05)	$0.60	$(0.03)	$1.08
Discontinued operations	—	—	—	(0.01)
	$(0.05)	$0.60	$(0.03)	$1.07

Diluted net (loss) income per share attributable to common stockholders:
Continuing operations	$(0.05)	$0.59	$(0.03)	$1.08
Discontinued operations	—	—	—	(0.01)
	$(0.05)	$0.59	$(0.03)	$1.07

Weighted-average common shares outstanding:
Basic	1,451	1,449	1,451	1,449
Diluted	1,451	1,458	1,451	1,458

Dividends declared per share of common stock	$0.05	$0.05	$0.10	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In millions)
Net (loss) income	$(74)	$1,035	$2	$1,852

Other comprehensive income, net of taxes:
Defined benefit plans:
Amortization of unrecognized amounts included in net periodic benefit costs	13	11	24	23
Foreign exchange losses	—	—	—	(1)
Other comprehensive income	13	11	24	22

Total comprehensive (loss) income	(61)	1,046	26	1,874
Total comprehensive loss (income) attributable to noncontrolling interests	1	(166)	(44)	(290)
Total comprehensive (loss) income attributable to common stockholders	$(60)	$880	$(18)	$1,584

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2019	2018
	(In millions)
Cash flow from operating activities:
Net income	$2	$1,852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	699	893
Metals inventory adjustments	59	2
Net gain on sales of assets	(25)	(56)
Stock-based compensation	40	60
Net charges for environmental and asset retirement obligations, including accretion	109	152
Payments for environmental and asset retirement obligations	(100)	(110)
Net charges for defined pension and postretirement plans	53	38
Pension plan contributions	(33)	(44)
Net loss (gain) on early extinguishment of debt	6	(8)
Deferred income taxes	20	61
(Income) loss on disposal of discontinued operations	(1)	15
(Increase) decrease in long-term mill and leach stockpiles	(33)	38
PT Freeport Indonesia surface water tax settlement	28	—
Cerro Verde royalty dispute	28	4
Payments for Cerro Verde royalty dispute	(86)	(21)
Other, net	41	15
Changes in working capital and other tax payments:
Accounts receivable	256	309
Inventories	287	(468)
Other current assets	(26)	(20)
Accounts payable and accrued liabilities	9	114
Accrued income taxes and timing of other tax payments	(245)	(148)
Net cash provided by operating activities	1,088	2,678

Cash flow from investing activities:
Capital expenditures:
North America copper mines	(417)	(232)
South America	(108)	(138)
Indonesia	(658)	(449)
Molybdenum mines	(6)	(2)
Other	(62)	(63)
Proceeds from sales of oil and gas properties	91	—
Intangible water rights and other, net	(7)	(86)
Net cash used in investing activities	(1,167)	(970)

Cash flow from financing activities:
Proceeds from debt	328	352
Repayments of debt	(1,563)	(2,297)
Cash dividends and distributions paid:
Common stock	(146)	(73)
Noncontrolling interests	(79)	(241)
Contributions from noncontrolling interests	100	—
Stock-based awards net (payments) proceeds	(6)	5
Debt financing costs and other, net	(4)	(23)
Net cash used in financing activities	(1,370)	(2,277)

Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(1,449)	(569)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	4,455	4,710
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$3,006	$4,141
The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
THREE MONTHS ENDED JUNE 30

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at March 31, 2019	1,582	$158	$25,963	$(12,010)	$(594)	131	$(3,734)	$9,783	$8,058	$17,841
Stock-based compensation, including the tender of shares	—	—	10	—	—	—	—	10	—	10
Dividends	—	—	(73)	—	—	—	—	(73)	—	(73)
Contributions from noncontrolling interests	—	—	49	—	—	—	—	49	51	100
Net loss attributable to common stockholders	—	—	—	(72)	—	—	—	(72)	—	(72)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	(2)	(2)
Other comprehensive income	—	—	—	—	12	—	—	12	1	13
Balance at June 30, 2019	1,582	$158	$25,949	$(12,082)	$(582)	131	$(3,734)	$9,709	$8,108	$17,817

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at March 31, 2018	1,579	$158	$26,729	$(14,030)	$(475)	130	$(3,726)	$8,656	$3,270	$11,926
Exercised and issued stock-based awards	—	—	2	—	—	—	—	2	—	2
Stock-based compensation, including the tender of shares	—	—	9	—	—	—	—	9	—	9
Dividends	—	—	(73)	—	—	—	—	(73)	(68)	(141)
Net income attributable to common stockholders	—	—	—	869	—	—	—	869	—	869
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	166	166
Other comprehensive income	—	—	—	—	11	—	—	11	—	11
Balance at June 30, 2018	1,579	$158	$26,667	$(13,161)	$(464)	130	$(3,726)	$9,474	$3,368	$12,842

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
SIX MONTHS ENDED JUNE 30

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at December 31, 2018	1,579	$158	$26,013	$(12,041)	$(605)	130	$(3,727)	$9,798	$8,094	$17,892
Exercised and issued stock-based awards	3	—	1	—	—	—	—	1	—	1
Stock-based compensation, including the tender of shares	—	—	33	—	—	1	(7)	26	—	26
Dividends	—	—	(146)	—	—	—	—	(146)	(70)	(216)
Changes in noncontrolling interests	—	—	(1)	—	—	—	—	(1)	(11)	(12)
Contributions from noncontrolling interests	—	—	49	—	—	—	—	49	51	100
Net loss attributable to common stockholders	—	—	—	(41)	—	—	—	(41)	—	(41)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	43	43
Other comprehensive income	—	—	—	—	23	—	—	23	1	24
Balance at June 30, 2019	1,582	$158	$25,949	$(12,082)	$(582)	131	$(3,734)	$9,709	$8,108	$17,817

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at December 31, 2017	1,578	$158	$26,751	$(14,722)	$(487)	130	$(3,723)	$7,977	$3,319	$11,296
Exercised and issued stock-based awards	1	—	8	—	—	—	—	8	—	8
Stock-based compensation, including the tender of shares	—	—	53	—	—	—	(3)	50	—	50
Dividends	—	—	(145)	—	—	—	—	(145)	(241)	(386)
Net income attributable to common stockholders	—	—	—	1,561	—	—	—	1,561	—	1,561
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	291	291
Other comprehensive income (loss)	—	—	—	—	23	—	—	23	(1)	22
Balance at June 30, 2018	1,579	$158	$26,667	$(13,161)	$(464)	130	$(3,726)	$9,474	$3,368	$12,842

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. GENERAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles (GAAP) in the United States (U.S.). Therefore, this information should be read in conjunction with Freeport-McMoRan Inc.’s (FCX) consolidated financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2018 (2018 Form 10-K). The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the six-month period ended June 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

Property, Plant, Equipment and Mine Development Costs. The following is an update to FCX’s property, plant, equipment and mine development costs accounting policy included in Note 1 of its 2018 Form 10-K. Development costs are capitalized beginning after proven and probable mineral reserves have been established. Development costs include costs incurred resulting from mine pre-production activities undertaken to gain access to proven and probable reserves, including shafts, adits, drifts, ramps, permanent excavations, infrastructure and removal of overburden. For underground mines certain costs related to panel development, such as undercutting and drawpoint development, are also capitalized as mine development costs until production reaches design capacity for the mine. After reaching design capacity, the mine transitions to the production phase and panel development costs are allocated to inventory and then included as a component of cost of goods sold.

Attribution of PT Freeport Indonesia (PT-FI) Net Income or Loss. FCX has concluded that the attribution of PT-FI’s net income or loss from the date of the divestment transaction (i.e., December 21, 2018) through December 31, 2022 (the Initial Period), should be based on the economics replacement agreement, which provides for FCX and the other pre-transaction PT-FI shareholders (i.e., PT Indonesia Asahan Aluminium (Persero) (PT Inalum) and PT Indonesia Papua Metal Dan Mineral (PTI)) to retain the economics of the revenue and cost sharing arrangements under PT-FI’s joint venture formerly with Rio Tinto Plc (refer to Note 2 of FCX’s 2018 Form 10-K). The economics replacement agreement entitles FCX to approximately 81 percent of PT-FI dividends paid during the Initial Period, with the remaining 19 percent paid to the noncontrolling interests. PT-FI’s net loss in second-quarter 2019 totaled $56 million, of which $46 million was attributed to FCX, and for the first six months of 2019 totaled $4 million, of which $3 million was attributed to FCX. PT-FI’s cumulative net loss since the December 21, 2018, transaction date through June 30, 2019, totaled $140 million, of which $114 million was attributed to FCX.

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

Agreement to Sell a Portion of Cobalt Business. In second-quarter 2019, FCX entered into an agreement to sell its cobalt refinery in Kokkola, Finland, and related cobalt cathode precursor business (consisting of approximately $135 million of assets and $20 million of liabilities at June 30, 2019) for total consideration of approximately $150 million, plus working capital at the time of closing. FCX and the current noncontrolling interest partners in Freeport Cobalt will retain the remaining cobalt business. The transaction is expected to close by year-end 2019. Lundin Mining Corporation, which is one of the noncontrolling interest partners, is entitled to receive 30 percent of the proceeds from this transaction. In addition to customary closing conditions, including regulatory approvals, prior to completing the transaction, Freeport Cobalt is required to be segregated into two separate businesses. FCX evaluated the criteria required for assets held for sale classification and concluded that this transaction did not meet all of the criteria at June 30, 2019.

NOTE 2. EARNINGS PER SHARE

FCX calculates its basic net (loss) income per share of common stock under the two-class method and calculates its diluted net (loss) income per share of common stock using the more dilutive of the two-class method or the treasury-stock method. Basic net (loss) income per share of common stock was computed by dividing net (loss) income attributable to common stockholders by the weighted-average shares of common stock outstanding during the period. Diluted net (loss) income per share of common stock was calculated by including the basic weighted-average shares of common stock outstanding adjusted for the effects of all potential dilutive shares of common stock, unless their effect would be anti-dilutive.

Reconciliations of net (loss) income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted net (loss) income per share follow (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net (loss) income from continuing operations	$(74)	$1,039	$1	$1,867
Net loss (income) from continuing operations attributable to noncontrolling interests	2	(166)	(43)	(291)
Undistributed earnings allocated to participating securities	(3)	(3)	(3)	(4)
Net (loss) income from continuing operations attributable to common stockholders	(75)	870	(45)	1,572

Net (loss) income from discontinued operations attributable to common stockholders	—	(4)	1	(15)

Net (loss) income attributable to common stockholders	$(75)	$866	$(44)	$1,557

Basic weighted-average shares of common stock outstanding	1,451	1,449	1,451	1,449
Add shares issuable upon exercise or vesting of dilutive stock options and restricted stock units[a]	—	9	—	9
Diluted weighted-average shares of common stock outstanding	1,451	1,458	1,451	1,458

Basic net (loss) income per share attributable to common stockholders:
Continuing operations	$(0.05)	$0.60	$(0.03)	$1.08
Discontinued operations	—	—	—	(0.01)
	$(0.05)	$0.60	$(0.03)	$1.07
Diluted net (loss) income per share attributable to common stockholders:
Continuing operations	$(0.05)	$0.59	$(0.03)	$1.08
Discontinued operations	—	—	—	(0.01)
	$(0.05)	$0.59	$(0.03)	$1.07

a.
Excludes approximately 10 million shares of common stock in second-quarter 2019, 2 million in second-quarter 2018, 12 million for the first six months of 2019 and 3 million for the first six months of 2018 associated with outstanding stock options with exercise prices less than the average market price of FCX’s common stock that were anti-dilutive.

Outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of diluted net (loss) income per share of common stock. Stock options for 43 million shares of common stock in second-quarter 2019, 35 million shares in second-quarter 2018, 41 million shares for the first six months of 2019 and 34 million shares for the first six months of 2018 were excluded.

NOTE 3. INVENTORIES, INCLUDING LONG-TERM MILL AND LEACH STOCKPILES

The components of inventories follow (in millions):

	June 30, 2019	December 31, 2018
Current inventories:
Total materials and supplies, net[a]	$1,634	$1,528

Mill stockpiles	$227	$282
Leach stockpiles	1,125	1,171
Total current mill and leach stockpiles	$1,352	$1,453

Raw materials (primarily concentrate)	$295	$260
Work-in-process	156	192
Finished goods	940	1,326
Total product	$1,391	$1,778

Long-term inventories:
Mill stockpiles	$254	$265
Leach stockpiles	1,093	1,049
Total long-term mill and leach stockpiles[b]	$1,347	$1,314

a.	Materials and supplies inventory was net of obsolescence reserves totaling $24 million at June 30, 2019, and December 31, 2018.

b.	Estimated metals in stockpiles not expected to be recovered within the next 12 months.

FCX recorded charges of $2 million in second-quarter 2019 and $59 million for the first six months of 2019 to adjust metals inventory carrying values to net realizable value, primarily for cobalt inventory because of lower cobalt market prices.

NOTE 4. INCOME TAXES

Variations in the relative proportions of jurisdictional income result in fluctuations to FCX’s consolidated effective income tax rate. FCX’s consolidated effective income tax rate was 101 percent for the first six months of 2019 and 35 percent for the first six months of 2018. Geographic sources of FCX’s benefit from (provision for) income taxes follow (in millions):

	Six Months Ended
	June 30,
	2019		2018
U.S. operations	$20	[a]	$8	[b]
International operations	(110)		(1,029)
Total	$(90)		$(1,021)

a.	Includes a tax credit of $18 million primarily associated with state law changes.

b.	Includes a tax credit of $5 million associated with the settlement of a state income tax examination.
FCX's consolidated effective income tax rate for the first six months of 2019 is a function of the combined effective tax rates for the jurisdictions in which FCX operates, excluding the U.S. jurisdiction. Because FCX's U.S. jurisdiction generated net losses in the first six months of 2019 that will not result in a realized tax benefit, applicable accounting rules require FCX to adjust its estimated annual effective tax rate to exclude the impact of U.S. net losses.

NOTE 5. DEBT AND EQUITY

The components of debt follow (in millions):

	June 30, 2019	December 31, 2018
Senior notes and debentures:
Issued by FCX	$8,595	$9,594
Issued by Freeport Minerals Corporation (FMC)	357	358
Cerro Verde credit facility	825	1,023
Other	139	166
Total debt	9,916	11,141
Less current portion of debt	(4)	(17)
Long-term debt	$9,912	$11,124

Revolving Credit Facility. At June 30, 2019, there were no borrowings outstanding and $13 million in letters of credit issued under FCX’s revolving credit facility, resulting in availability of approximately $3.5 billion, of which approximately $1.5 billion could be used for additional letters of credit.

On May 2, 2019, FCX’s $3.5 billion revolving credit facility was amended to extend $3.26 billion of the facility by one year to April 20, 2024. The remaining $240 million matures on April 20, 2023. In addition, the revolving credit facility was amended to modify the calculation of the total debt component used to determine the total leverage ratio by increasing the amount of unrestricted cash that may be applied to reduce the amount of total debt. There were no other substantive modifications to the revolving credit facility.

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

Cerro Verde Credit Facility.  In March 2019, Cerro Verde prepaid $200 million of its credit facility, which resulted in a $1 million loss recorded to early extinguishment of debt in first-quarter 2019.

Interest Expense, Net. Consolidated interest costs totaled $167 million in second-quarter 2019, $165 million in second-quarter 2018, $345 million for the first six months of 2019 and $341 million for the first six months of 2018. Capitalized interest added to property, plant, equipment and mine development costs, net, totaled $35 million in second-quarter 2019, $23 million in second-quarter 2018, $67 million for the first six months of 2019 and $48 million for the first six months of 2018.

Common Stock.  On June 26, 2019, FCX declared a quarterly cash dividend of $0.05 per share on its common stock, which was paid on August 1, 2019, to common stockholders of record as of July 15, 2019.

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

Commodity Contracts.  From time to time, FCX has entered into derivative contracts to hedge the market risk associated with fluctuations in the prices of commodities it purchases and sells. Derivative financial instruments used by FCX to manage its risks do not contain credit risk-related contingent provisions. As of June 30, 2019, and December 31, 2018, FCX had no price protection contracts relating to its mine production. A discussion of FCX’s derivative contracts and programs follows.

Derivatives Designated as Hedging Instruments – Fair Value Hedges
Copper Futures and Swap Contracts. Some of FCX’s U.S. copper rod customers request a fixed market price instead of the Commodity Exchange Inc. (COMEX) average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures or swap contracts. Hedging gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses resulting from hedge ineffectiveness during the six-month periods ended June 30, 2019 and 2018. At June 30, 2019, FCX held copper futures and swap contracts that qualified for hedge accounting for 74 million pounds at an average contract price of $2.76 per pound, with maturities through December 2020.

A summary of (losses) gains recognized in revenues for derivative financial instruments related to commodity contracts that are designated and qualify as fair value hedge transactions, including the unrealized gains (losses) on the related hedged item follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Copper futures and swap contracts:
Unrealized (losses) gains:
Derivative financial instruments	$(13)	$(4)	$5	$(19)
Hedged item – firm sales commitments	13	4	(5)	19

Realized (losses) gains:
Matured derivative financial instruments	(3)	—	(1)	2

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

A summary of FCX’s embedded derivatives at June 30, 2019, follows:

	Open Positions	Average Price Per Unit		Maturities Through
		Contract	Market
Embedded derivatives in provisional sales contracts:
Copper (millions of pounds)	505	$2.79	$2.72	November 2019
Gold (thousands of ounces)	74	1,328	1,416	August 2019
Embedded derivatives in provisional purchase contracts:
Copper (millions of pounds)	86	2.83	2.72	September 2019
Cobalt (millions of pounds)	6	10.56	8.88	September 2019

Copper Forward Contracts. Atlantic Copper, FCX’s wholly owned smelting and refining unit in Spain, enters into copper forward contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in cost of sales. At June 30, 2019, Atlantic Copper held net copper forward sales contracts for 2 million pounds at an average contract price of $2.66 per pound, with maturities through July 2019.

Summary of (Losses) Gains. A summary of the realized and unrealized (losses) gains recognized in operating income for commodity contracts that do not qualify as hedge transactions, including embedded derivatives, follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Embedded derivatives in provisional sales contracts:[a]
Copper	$(122)	$(14)	$—	$(149)
Gold and other metals	13	(30)	11	(12)
Copper forward contracts[b]	(4)	6	(3)	8

a.	Amounts recorded in revenues.

b.	Amounts recorded in cost of sales as production and delivery costs.

Unsettled Derivative Financial Instruments
A summary of the fair values of unsettled commodity derivative financial instruments follows (in millions):

	June 30, 2019	December 31, 2018
Commodity Derivative Assets:
Derivatives designated as hedging instruments:
Copper futures and swap contracts	$1	$—
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional copper, gold and cobalt
sales/purchase contracts	41	23
Total derivative assets	$42	$23

Commodity Derivative Liabilities:
Derivatives designated as hedging instruments:
Copper futures and swap contracts	$5	$9
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional copper, gold and cobalt
sales/purchase contracts	51	39
Total derivative liabilities	$56	$48

FCX’s commodity contracts have netting arrangements with counterparties with which the right of offset exists, and it is FCX’s policy to generally offset balances by contract on its balance sheet. FCX’s embedded derivatives on provisional sales/purchase contracts are netted with the corresponding outstanding receivable/payable balances.

A summary of these unsettled commodity contracts that are offset in the balance sheets follows (in millions):

	Assets		Liabilities
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018

Gross amounts recognized:
Embedded derivatives in provisional
sales/purchase contracts	$41	$23	$51	$39
Copper derivatives	1	—	5	9
	42	23	56	48

Less gross amounts of offset:
Embedded derivatives in provisional
sales/purchase contracts	4	7	4	7
Copper derivatives	1	—	1	—
	5	7	5	7

Net amounts presented in balance sheet:
Embedded derivatives in provisional
sales/purchase contracts	37	16	47	32
Copper derivatives	—	—	4	9
	$37	$16	$51	$41

Balance sheet classification:
Trade accounts receivable	$26	$3	$22	$24
Accounts payable and accrued liabilities	11	13	29	17
	$37	$16	$51	$41

Credit Risk.  FCX is exposed to credit loss when financial institutions with which it has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. FCX does not anticipate that any of the counterparties it deals with will default on their obligations. As of June 30, 2019, the maximum amount of credit exposure associated with derivative transactions was $37 million.

Other Financial Instruments.  Other financial instruments include cash and cash equivalents, restricted cash, restricted cash equivalents, accounts receivable, investment securities, legally restricted funds, accounts payable and accrued liabilities, dividends payable and long-term debt. The carrying value for cash and cash equivalents (which included time deposits of $1.4 billion at June 30, 2019, and $2.3 billion at December 31, 2018), restricted cash, restricted cash equivalents, accounts receivable, accounts payable and accrued liabilities, and dividends payable approximates fair value because of their short-term nature and generally negligible credit losses (refer to Note 7 for the fair values of investment securities, legally restricted funds and long-term debt).

In addition, as of June 30, 2019, FCX has contingent consideration assets related to the 2016 asset sales of TF Holdings Limited (TFHL), onshore California oil and gas properties and the Deepwater Gulf of Mexico (GOM) oil and gas properties (refer to Note 7 for the related fair values and to Note 2 of FCX’s 2018 Form 10-K for further discussion of these instruments).

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents. The following table provides a reconciliation of total cash, cash equivalents, restricted cash and restricted cash equivalents presented in the consolidated statements of cash flows (in millions):

	June 30, 2019	December 31, 2018
Balance sheet components:
Cash and cash equivalents	$2,623	$4,217
Restricted cash and restricted cash equivalents included in:
Other current assets	218	110
Other assets	165	128
Total cash, cash equivalents, restricted cash and restricted cash equivalents presented in the consolidated statements of cash flows	$3,006	$4,455

NOTE 7. FAIR VALUE MEASUREMENT

Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). FCX did not have any significant transfers in or out of Level 3 during second-quarter 2019.

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

	At June 30, 2019
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$26	$26	$26	$—	$—	$—
Equity securities	4	4	—	4	—	—
Total	30	30	26	4	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	58	58	58	—	—	—
Government mortgage-backed securities	37	37	—	—	37	—
Government bonds and notes	37	37	—	—	37	—
Corporate bonds	32	32	—	—	32	—
Asset-backed securities	12	12	—	—	12	—
Collateralized mortgage-backed securities	7	7	—	—	7	—
Money market funds	7	7	—	7	—	—
Municipal bonds	1	1	—	—	1	—
Total	191	191	58	7	126	—

Derivatives:
Embedded derivatives in provisional copper, gold and cobalt sales/purchase contracts in a gross asset position[c]	41	41	—	—	41	—
Copper futures and swap contracts[c]	1	1	—	1	—	—
Contingent consideration for the sales of TFHL
and onshore California oil and gas properties[a]	79	79	—	—	79	—
Total	121	121	—	1	120	—

Contingent consideration for the sale of the
Deepwater GOM oil and gas properties[a]	132	111	—	—	—	111

Liabilities
Derivatives:[c]
Embedded derivatives in provisional copper, gold and cobalt sales/purchase contracts in a gross liability position	$51	$51	$—	$—	$51	$—
Copper futures and swap contracts	5	5	—	4	1	—
Total	56	56	—	4	52	—

Long-term debt, including current portion[d]	9,916	9,861	—	—	9,861	—

	At December 31, 2018
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$25	$25	$25	$—	$—	$—
Equity securities	4	4	—	4	—	—
Total	29	29	25	4	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	55	55	55	—	—	—
Government mortgage-backed securities	38	38	—	—	38	—
Government bonds and notes	36	36	—	—	36	—
Corporate bonds	28	28	—	—	28	—
Asset-backed securities	11	11	—	—	11	—
Collateralized mortgage-backed securities	7	7	—	—	7	—
Money market funds	5	5	—	5	—	—
Municipal bonds	1	1	—	—	1	—
Total	181	181	55	5	121	—

Derivatives:
Embedded derivatives in provisional copper, gold and cobalt sales/purchase contracts in a gross asset position[c]	23	23	—	—	23	—
Contingent consideration for the sales of TFHL
and onshore California oil and gas properties[a]	73	73	—	—	73	—
Total	96	96	—	—	96	—

Contingent consideration for the sale of the
Deepwater GOM oil and gas properties[a]	143	127	—	—	—	127

Liabilities
Derivatives:[c]
Embedded derivatives in provisional copper, gold and cobalt sales/purchase contracts in a gross liability position	$39	$39	$—	$—	$39	$—
Copper futures and swap contracts	9	9	—	7	2	—
Total	48	48	—	7	41	—

Long-term debt, including current portion[d]	11,141	10,238	—	—	10,238	—

a.	Current portion included in other current assets and long-term portion included in other assets.

b.
Excludes time deposits (which approximated fair value) included in (i) other current assets of $218 million at June 30, 2019, and $109 million at December 31, 2018, and (ii) other assets of $164 million at June 30, 2019, and $126 million at December 31, 2018, primarily associated with an assurance bond to support PT-FI’s commitment for the development of a new smelter in Indonesia and PT-FI’s closure and reclamation guarantees.

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

As reported in Note 2 of FCX’s 2018 Form 10-K, in November 2016, FCX’s sale of its interest in TFHL included contingent consideration of up to $120 million in cash, consisting of $60 million if the average copper price exceeds $3.50 per pound and $60 million if the average cobalt price exceeds $20 per pound, both during the 24-month period beginning January 1, 2018. The fair value of the contingent consideration derivative associated with the sale of TFHL was $59 million at June 30, 2019 (included in other current assets in the consolidated balance sheet), and $57 million at December 31, 2018 (included in other assets). Future changes in the fair value of this contingent consideration derivative will continue to be recorded in discontinued operations. Also in 2016, FCX’s sale of its onshore California oil and gas properties included contingent consideration of up to $150 million, consisting of $50 million per year for 2018, 2019 and 2020 if the price of Brent crude oil averages over $70 per barrel in each of these calendar years. The fair value of the contingent consideration derivative associated with the sale of the onshore California oil and gas properties was $20 million at June 30, 2019 ($7 million included in other current assets and $13 million in other assets), and $16 million at December 31, 2018 (included in other assets). Future changes in the fair value of this contingent consideration derivative will continue to be recorded in operating income. Also, contingent consideration of $50 million associated with the onshore California oil and gas properties was realized in 2018 and collected in first-quarter 2019 (included in proceeds from sales of oil and gas properties in the consolidated statements of cash flows) because the average Brent crude oil price exceeded $70 per barrel for 2018 and was included in other current assets in the consolidated balance sheet at December 31, 2018. These fair values were calculated based on average commodity price forecasts through applicable maturity dates using a Monte-Carlo simulation model. The models use various observable inputs, including Brent crude oil forward prices, historical copper and cobalt prices, volatilities, discount rates and settlement terms. As a result, these contingent consideration assets are classified within Level 2 of the fair value hierarchy.

As reported in Note 2 of FCX’s 2018 Form 10-K, in December 2016, FCX’s sale of its Deepwater GOM oil and gas properties included up to $150 million in contingent consideration that was recorded at the total amount under the loss recovery approach. The contingent consideration will be received over time as future cash flows are realized in connection with a third-party production handling agreement for an offshore platform. The first collection occurred in third-quarter 2018. The contingent consideration included in (i) other current assets totaled $14 million at June 30, 2019, and $27 million at December 31, 2018, and (ii) other assets totaled $118 million at June 30, 2019, and $116 million at December 31, 2018. The fair value of this contingent consideration was calculated based on a discounted cash flow model using inputs that include third-party estimates for reserves, production rates and production timing, and discount rates. Because significant inputs are not observable in the market, the contingent consideration is classified within Level 3 of the fair value hierarchy.

Long-term debt, including current portion, is valued using available market quotes and, as such, is classified within Level 2 of the fair value hierarchy.

The techniques described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with other market participants, the use of different techniques or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the techniques used at June 30, 2019, as compared with those techniques used at December 31, 2018.

A summary of the changes in the fair value of FCX’s Level 3 instrument, contingent consideration for the sale of the Deepwater GOM oil and gas properties, during the first six months of 2019 follows (in millions):

Fair value at January 1, 2019	$127
Net unrealized loss related to assets still held at the end of the period	(5)
Settlements	(11)
Fair value at June 30, 2019	$111

NOTE 8. CONTINGENCIES AND COMMITMENTS

Litigation
There were no significant updates to previously reported legal proceedings included in Note 12 of FCX’s 2018 Form 10-K, other than the matter below, which was updated in Note 8 of FCX’s quarterly report on Form 10-Q for the quarter ended March 31, 2019.

As previously disclosed, there has been a significant increase in the number of cases alleging the presence of asbestos contamination in talc-based personal care products and in cases alleging exposure to talc products that are not alleged to be contaminated with asbestos. The primary targets have been the producers of those products, but defendants in many of these cases also include talc miners. Cyprus Amax Minerals Company (CAMC), an indirect wholly owned subsidiary of FCX, and Cyprus Mines Corporation (Cyprus Mines), a wholly owned subsidiary of CAMC, are among those targets. Cyprus Mines was engaged in talc mining from 1964 until 1992 when it exited its talc business by conveying it to a third party in two related transactions. Those transactions involved (i) a transfer by Cyprus Mines of the assets of its talc business to a newly formed subsidiary that assumed all pre-sale and post-sale talc liabilities, subject to limited reservations, and (ii) a sale of the stock of that subsidiary to the third party. In 2011, the third party sold that subsidiary to Imerys Talc America (Imerys), an affiliate of Imerys S.A.

Cyprus Mines has contractual indemnification rights, subject to limited reservations, against Imerys, which has historically acknowledged those indemnification obligations, and had taken responsibility for all cases tendered to it. However, on February 13, 2019, Imerys filed for Chapter 11 bankruptcy protection, which triggered an immediate automatic stay under the federal bankruptcy code prohibiting any party from continuing or initiating litigation or asserting new claims against Imerys. As a result, Imerys is no longer defending the talc lawsuits against Cyprus Mines and CAMC. In addition, Imerys has taken the position that it alone owns, and has the sole right to access, the proceeds of the legacy insurance coverage of Cyprus Mines and CAMC for talc liabilities. In late March 2019, Cyprus Mines and CAMC challenged this position and obtained emergency relief from the bankruptcy court to gain access to the insurance until the question of ownership and contractual access can be decided in an adversary proceeding before the bankruptcy court, which is currently scheduled for October 2019.

During first-quarter 2019, in a case pending at the time Imerys filed bankruptcy, a California jury entered a $29 million verdict against Johnson & Johnson and Cyprus Mines, of which approximately $2 million was attributed to Cyprus Mines. Taking advantage of the temporary access to the insurance authorized by the bankruptcy court, Cyprus Mines used the insurance to fully resolve the case. Cyprus Mines and the insurers also settled several other cases set for trial in recent months, and secured delays or dismissals in other cases. Multiple trials have been scheduled over the remainder of 2019, and others may be scheduled prior to the adversary proceeding regarding the legacy insurance.

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

Tax and Other Matters
As discussed in Note 12 of FCX’s 2018 Form 10-K, PT-FI received assessments from the local regional tax authorities in Papua, Indonesia, for additional taxes and penalties related to surface water taxes. In May 2019, PT-FI agreed to pay 1.394 trillion rupiah ($99 million based on the exchange rate at June 30, 2019), which will be paid over three years to settle historical disputes. As a result, in second-quarter 2019, PT-FI recorded charges of $28 million to production and delivery costs ($69 million was previously accrued in 2018 for this matter). In accordance with PT-FI’s special mining license (IUPK), PT-FI is also obligated to pay surface water taxes of $15 million annually, beginning in 2019, which are recognized in production and delivery costs as incurred.

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

Product Revenues. FCX’s revenues attributable to the products it sold for the second quarters and first six months of 2019 and 2018 follow (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Copper:
Concentrate	$1,134	$1,703	$2,299	$3,350
Cathode	959	1,183	1,818	2,368
Rod and other refined copper products	516	668	1,023	1,338
Purchased copper[a]	325	282	662	520
Gold	305	933	696	1,741
Molybdenum	327	310	615	596
Other[b]	218	400	495	798
Adjustments to revenues:
Treatment charges	(100)	(139)	(205)	(271)
Royalty expense[c]	(19)	(73)	(49)	(142)
Export duties[d]	(10)	(55)	(27)	(101)
Revenues from contracts with customers	3,655	5,212	7,327	10,197
Embedded derivatives[e]	(109)	(44)	11	(161)
Total consolidated revenues	$3,546	$5,168	$7,338	$10,036

a.	FCX purchases copper cathode primarily for processing by its Rod & Refining operations.

b.	Primarily includes revenues associated with cobalt and silver.

c.	Reflects royalties on sales from PT-FI and Cerro Verde that will vary with the volume of metal sold and prices.

d.	Reflects PT-FI export duties.

e.	Refer to Note 6 for discussion of embedded derivatives related to FCX’s provisionally priced concentrate and cathode sales contracts.

Financial Information by Business Segment

(In millions)

											Atlantic	Corporate,
	North America Copper Mines			South America							Copper	Other
				Cerro			Indonesia		Molybdenum	Rod &	Smelting	& Elimi-		FCX
	Morenci	Other	Total	Verde	Other	Total	Mining		Mines	Refining	& Refining	nations		Total
Three Months Ended June 30, 2019
Revenues:
Unaffiliated customers	$16	$69	$85	$562	$128	$690	$583	[a]	$—	$1,171	$546	$471	[b]	$3,546
Intersegment	491	544	1,035	71	—	71	(1)		109	4	—	(1,218)		—
Production and delivery	348	477	825	455	126	581	554		78	1,171	515	(722)		3,002
Depreciation, depletion and amortization	43	44	87	101	18	119	99		18	3	7	19		352
Selling, general and administrative expenses	—	—	—	2	—	2	30		—	—	5	60		97
Mining exploration and research expenses	—	1	1	—	—	—	—		—	—	—	30		31
Environmental obligations and shutdown costs	—	—	—	—	—	—	—		—	—	—	23		23
Net loss on sales of assets	—	—	—	—	—	—	—		—	—	—	8		8
Operating income (loss)	116	91	207	75	(16)	59	(101)		13	1	19	(165)		33

Interest expense, net	1	—	1	25	—	25	1		—	—	6	99		132
Provision for (benefit from) income taxes	—	—	—	20	(9)	11	(35)		—	—	2	7		(15)
Total assets at June 30, 2019	2,917	4,921	7,838	8,571	1,699	10,270	16,261		1,792	250	764	3,911		41,086
Capital expenditures	49	158	207	43	4	47	339		2	1	5	28		629

Three Months Ended June 30, 2018
Revenues:
Unaffiliated customers	$25	$13	$38	$719	$171	$890	$1,639	[a]	$—	$1,387	$602	$612	[b]	$5,168
Intersegment	568	641	1,209	100	—	100	1		111	8	—	(1,429)		—
Production and delivery	298	491	789	445	133	578	425		71	1,389	579	(916)		2,915
Depreciation, depletion and amortization	44	48	92	109	24	133	172		21	3	7	14		442
Selling, general and administrative expenses	1	—	1	2	—	2	28		—	—	5	73		109
Mining exploration and research expenses	—	—	—	—	—	—	—		—	—	—	24		24
Environmental obligations and shutdown costs	—	—	—	—	—	—	—		—	—	—	59		59
Net gain on sales of assets	—	—	—	—	—	—	—		—	—	—	(45)		(45)
Operating income (loss)	250	115	365	263	14	277	1,015		19	3	11	(26)		1,664

Interest expense, net	1	—	1	16	—	16	—		—	—	6	119		142
Provision for (benefit from) income taxes	—	—	—	102	6	108	429		—	—	—	(22)		515
Total assets at June 30, 2018	2,819	4,374	7,193	8,630	1,715	10,345	10,911		1,820	278	931	5,550		37,028
Capital expenditures	41	99	140	68	3	71	246		1	1	3	20		482

a.	Includes PT-FI's sales to PT Smelting totaling $470 million in second-quarter 2019 and $649 million in second-quarter 2018.

b.	Includes revenues from FCX's molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America and South America copper mines.

(In millions)

											Atlantic	Corporate,
	North America Copper Mines			South America Mining							Copper	Other
				Cerro			Indonesia		Molybdenum	Rod &	Smelting	& Elimi-		FCX
	Morenci	Other	Total	Verde	Other	Total	Mining		Mines	Refining	& Refining	nations		Total
Six Months Ended June 30, 2019
Revenues:
Unaffiliated customers	$28	$164	$192	$1,289	$226	$1,515	$1,288	[a]	$—	$2,299	$1,117	$927	[b]	$7,338
Intersegment	949	1,013	1,962	197	—	197	57		200	10	5	(2,431)		—
Production and delivery	643	925	1,568	894	226	1,120	1,110		149	2,304	1,067	(1,340)		5,978
Depreciation, depletion and amortization	83	87	170	201	32	233	204		34	5	14	39		699
Selling, general and administrative expenses	1	1	2	4	—	4	60		—	—	10	133		209
Mining exploration and research expenses	—	1	1	—	—	—	—		—	—	—	57		58
Environmental obligations and shutdown costs	—	—	—	—	—	—	—		—	—	—	65		65
Net gain on sales of assets	—	—	—	—	—	—	—		—	—	—	(25)		(25)
Operating income (loss)	250	163	413	387	(32)	355	(29)		17	—	31	(433)		354

Interest expense, net	2	—	2	54	—	54	1		—	—	12	209		278
Provision for (benefit from) income taxes	—	—	—	130	(14)	116	(9)		—	—	3	(20)		90
Capital expenditures	111	306	417	99	9	108	658		6	2	9	51		1,251

Six Months Ended June 30, 2018
Revenues:
Unaffiliated customers	$28	$28	$56	$1,344	$321	$1,665	$3,160	[a]	$—	$2,772	$1,179	$1,204	[b]	$10,036
Intersegment	1,169	1,330	2,499	202	—	202	53		206	16	2	(2,978)		—
Production and delivery	588	992	1,580	872	249	1,121	882		138	2,777	1,135	(1,910)		5,723
Depreciation, depletion and amortization	90	96	186	214	46	260	353		40	5	14	35		893
Selling, general and administrative expenses	2	2	4	4	—	4	67		—	—	11	154		240
Mining exploration and research expenses	—	1	1	—	—	—	—		—	—	—	44		45
Environmental obligations and shutdown costs	—	—	—	—	—	—	—		—	—	—	68		68
Net gain on sales of assets	—	—	—	—	—	—	—		—	—	—	(56)		(56)
Operating income (loss)	517	267	784	456	26	482	1,911		28	6	21	(109)		3,123

Interest expense, net	2	—	2	33	—	33	—		—	—	11	247		293
Provision for income taxes	—	—	—	170	10	180	830		—	—	1	10		1,021
Capital expenditures	88	144	232	131	7	138	449		2	2	7	54		884

a.	Includes PT-FI’s sales to PT Smelting totaling $879 million for the first six months of 2019 and $1.3 billion for the first six months of 2018.

b.	Includes revenues from FCX’s molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America and South America copper mines.

NOTE 10. GUARANTOR FINANCIAL STATEMENTS

All of the senior notes issued by FCX are fully and unconditionally guaranteed on a senior basis jointly and severally by Freeport-McMoRan Oil & Gas LLC (FM O&G LLC), as guarantor, which is a 100-percent-owned subsidiary of FCX Oil & Gas LLC (FM O&G) and FCX. The guarantee is an unsecured obligation of the guarantor and ranks equal in right of payment with all existing and future indebtedness of FM O&G LLC, including indebtedness under FCX’s revolving credit facility. The guarantee ranks senior in right of payment with all of FM O&G LLC’s future subordinated obligations and is effectively subordinated in right of payment to any debt of FM O&G LLC’s subsidiaries. The indentures provide that FM O&G LLC’s guarantee may be released or terminated for certain obligations under the following circumstances: (i) all or substantially all of the equity interests or assets of FM O&G LLC are sold to a third party; or (ii) FM O&G LLC no longer has any obligations under any FM O&G senior notes or any refinancing thereof and no longer guarantees any obligations of FCX under the revolving credit facility or any other senior debt or, in each case, any refinancing thereof.

The following condensed consolidating financial information includes information regarding FCX, as issuer, FM O&G LLC, as guarantor, and all other non-guarantor subsidiaries of FCX. Included are the condensed consolidating balance sheets at June 30, 2019, and December 31, 2018, and the related condensed consolidating statements of comprehensive (loss) income for the three and six months ended June 30, 2019 and 2018, and the condensed consolidating statements of cash flows for the six months ended June 30, 2019 and 2018 (in millions), which should be read in conjunction with the other notes in these consolidated financial statements.

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2019

	FCX		FM O&G LLC	Non-guarantor		Consolidated
	Issuer		Guarantor	Subsidiaries	Eliminations	FCX
ASSETS
Current assets	$84		$570	$8,634	$(558)	$8,730
Property, plant, equipment and mine development costs, net	18		2	28,821	—	28,841
Investments in consolidated subsidiaries	17,773		—	—	(17,773)	—
Other assets	1,335		21	3,252	(1,093)	3,515
Total assets	$19,210		$593	$40,707	$(19,424)	$41,086

LIABILITIES AND EQUITY
Current liabilities	$255		$55	$3,574	$(598)	$3,286
Long-term debt, less current portion	8,595		7,097	5,963	(11,743)	9,912
Deferred income taxes	561	[a]	—	3,494	—	4,055
Environmental and asset retirement obligations, less current portion	—		234	3,383	—	3,617
Investments in consolidated subsidiaries	—		594	10,728	(11,322)	—
Other liabilities	90		3,340	2,456	(3,487)	2,399
Total liabilities	9,501		11,320	29,598	(27,150)	23,269

Equity:
Stockholders’ equity	9,709		(10,727)	8,455	2,272	9,709
Noncontrolling interests	—		—	2,654	5,454	8,108
Total equity	9,709		(10,727)	11,109	7,726	17,817
Total liabilities and equity	$19,210		$593	$40,707	$(19,424)	$41,086

a.	All U.S.-related deferred income taxes are recorded at the parent company.

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2018

	FCX		FM O&G LLC	Non-guarantor		Consolidated
	Issuer		Guarantor	Subsidiaries	Eliminations	FCX
ASSETS
Current assets	$309		$620	$10,376	$(585)	$10,720
Property, plant, equipment and mine development costs, net	19		7	27,984	—	28,010
Investments in consolidated subsidiaries	19,064		—	—	(19,064)	—
Other assets	880		23	3,218	(635)	3,486
Total assets	$20,272		$650	$41,578	$(20,284)	$42,216

LIABILITIES AND EQUITY
Current liabilities	$245		$34	$3,667	$(617)	$3,329
Long-term debt, less current portion	9,594		6,984	5,649	(11,103)	11,124
Deferred income taxes	524	[a]	—	3,508	—	4,032
Environmental and asset retirement obligations, less current portion	—		227	3,382	—	3,609
Investments in consolidated subsidiaries	—		578	10,513	(11,091)	—
Other liabilities	111		3,340	2,265	(3,486)	2,230
Total liabilities	10,474		11,163	28,984	(26,297)	24,324

Equity:
Stockholders’ equity	9,798		(10,513)	9,912	601	9,798
Noncontrolling interests	—		—	2,682	5,412	8,094
Total equity	9,798		(10,513)	12,594	6,013	17,892
Total liabilities and equity	$20,272		$650	$41,578	$(20,284)	$42,216

a.	All U.S.-related deferred income taxes are recorded at the parent company.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

Three Months Ended June 30, 2019
	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Revenues	$—	$13	$3,533	$—	$3,546
Total costs and expenses	4	26	3,481	2	3,513
Operating (loss) income	(4)	(13)	52	(2)	33
Interest expense, net	(83)	(82)	(102)	135	(132)
Other (expense) income, net	(1)	—	7	(1)	5
(Loss) income before income taxes and equity in affiliated companies’ net earnings (losses)	(88)	(95)	(43)	132	(94)
(Provision for) benefit from income taxes	(7)	22	—	—	15
Equity in affiliated companies’ net earnings (losses)	23	(21)	(89)	92	5
Net (loss) income	(72)	(94)	(132)	224	(74)
Net (income) loss attributable to noncontrolling interests	—	—	(8)	10	2
Net (loss) income attributable to common stockholders	$(72)	$(94)	$(140)	$234	$(72)

Other comprehensive income (loss)	12	—	12	(12)	12
Total comprehensive (loss) income	$(60)	$(94)	$(128)	$222	$(60)

Three Months Ended June 30, 2018
	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Revenues	$—	$16	$5,152	$—	$5,168
Total costs and expenses	4	(16)	3,525	(9)	3,504
Operating (loss) income	(4)	32	1,627	9	1,664
Interest expense, net	(97)	(76)	(92)	123	(142)
Other income (expense), net	132	2	18	(123)	29
Income (loss) before income taxes and equity in affiliated companies’ net earnings (losses)	31	(42)	1,553	9	1,551
(Provision for) benefit from income taxes	(11)	10	(512)	(2)	(515)
Equity in affiliated companies’ net earnings (losses)	849	2	(45)	(803)	3
Net income (loss) from continuing operations	869	(30)	996	(796)	1,039
Net loss from discontinued operations	—	—	(4)	—	(4)
Net income (loss)	869	(30)	992	(796)	1,035
Net income attributable to noncontrolling interests	—	—	(102)	(64)	(166)
Net income (loss) attributable to common stockholders	$869	$(30)	$890	$(860)	$869

Other comprehensive income (loss)	11	—	11	(11)	11
Total comprehensive income (loss)	$880	$(30)	$901	$(871)	$880

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

Six Months Ended June 30, 2019
	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Revenues	$—	$16	$7,322	$—	$7,338
Total costs and expenses	17	26	6,941	—	6,984
Operating (loss) income	(17)	(10)	381	—	354
Interest expense, net	(173)	(168)	(211)	274	(278)
Other income (expense), net	64	—	23	(74)	13
(Loss) income before income taxes and equity in affiliated companies’ net earnings (losses)	(126)	(178)	193	200	89
(Provision for) benefit from income taxes	(8)	40	(122)	—	(90)
Equity in affiliated companies’ net earnings (losses)	93	(16)	(152)	77	2
Net (loss) income from continuing operations	(41)	(154)	(81)	277	1
Net income from discontinued operations	—	—	1	—	1
Net (loss) income	(41)	(154)	(80)	277	2
Net income attributable to noncontrolling interests	—	—	(42)	(1)	(43)
Net (loss) income attributable to common stockholders	$(41)	$(154)	$(122)	$276	$(41)

Other comprehensive income (loss)	23	—	23	(23)	23
Total comprehensive (loss) income	$(18)	$(154)	$(99)	$253	$(18)

Six Months Ended June 30, 2018	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Revenues	$—	$31	$10,005	$—	$10,036
Total costs and expenses	13	(8)	6,918	(10)	6,913
Operating (loss) income	(13)	39	3,087	10	3,123
Interest expense, net	(201)	(140)	(177)	225	(293)
Other income (expense), net	233	2	47	(225)	57
Income (loss) before income taxes and equity in affiliated companies’ net earnings (losses)	19	(99)	2,957	10	2,887
(Provision for) benefit from income taxes	(94)	22	(947)	(2)	(1,021)
Equity in affiliated companies’ net earnings (losses)	1,636	(4)	(79)	(1,552)	1
Net income (loss) from continuing operations	1,561	(81)	1,931	(1,544)	1,867
Net loss from discontinued operations	—	—	(15)	—	(15)
Net income (loss)	1,561	(81)	1,916	(1,544)	1,852
Net income attributable to noncontrolling interests	—	—	(173)	(118)	(291)
Net income (loss) attributable to common stockholders	$1,561	$(81)	$1,743	$(1,662)	$1,561

Other comprehensive income (loss)	23	—	23	(23)	23
Total comprehensive income (loss)	$1,584	$(81)	$1,766	$(1,685)	$1,584

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2019
	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Net cash provided by (used in) operating activities	$330	$(204)	$962	$—	$1,088

Cash flow from investing activities:
Capital expenditures	—	—	(1,251)	—	(1,251)
Intercompany loans	(640)	—	—	640	—
Dividends from (investments in) consolidated subsidiaries	1,470	—	47	(1,519)	(2)
Asset sales and other, net	(1)	91	(4)	—	86
Net cash provided by (used in) investing activities	829	91	(1,208)	(879)	(1,167)

Cash flow from financing activities:
Proceeds from debt	—	—	328	—	328
Repayments of debt	(1,003)	—	(560)	—	(1,563)
Intercompany loans	—	113	527	(640)	—
Cash dividends paid and contributions received, net	(146)	—	(1,478)	1,499	(125)
Other, net	(10)	—	(20)	20	(10)
Net cash (used in) provided by financing activities	(1,159)	113	(1,203)	879	(1,370)

Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	—	—	(1,449)	—	(1,449)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	—	—	4,455	—	4,455
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$—	$—	$3,006	$—	$3,006

Six Months Ended June 30, 2018
	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Net cash (used in) provided by operating activities	$(163)	$(184)	$3,025	$—	$2,678

Cash flow from investing activities:
Capital expenditures	(2)	—	(882)	—	(884)
Intercompany loans	(442)	—	—	442	—
Dividends from (investments in) consolidated subsidiaries	2,519	—	45	(2,564)	—
Asset sales and other, net	4	1	(91)	—	(86)
Net cash provided by (used in) investing activities	2,079	1	(928)	(2,122)	(970)

Cash flow from financing activities:
Proceeds from debt	—	—	352	—	352
Repayments of debt	(1,826)	(52)	(419)	—	(2,297)
Intercompany loans	—	228	214	(442)	—
Cash dividends paid and contributions received, net	(73)	—	(2,789)	2,548	(314)
Other, net	(17)	—	(17)	16	(18)
Net cash (used in) provided by financing activities	(1,916)	176	(2,659)	2,122	(2,277)

Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	—	(7)	(562)	—	(569)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	—	7	4,703	—	4,710
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$—	$—	$4,141	$—	$4,141

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

The components of FCX’s leases presented in the consolidated balance sheet as of June 30, 2019, follow (in millions):

Lease right-of-use assets (included in property, plant, equipment and mine development costs, net)	$242

Short-term lease liabilities (included in accounts payable and accrued liabilities)	$47
Long-term lease liabilities (included in other liabilities)	216
Total lease liabilities	$263

Operating lease costs, primarily included in production and delivery expense in the consolidated statement of operations, are as follows (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019

Operating leases	$21	$33
Variable and short-term leases	19	40
Total lease costs	$40	$73

Lease costs totaled $80 million for the year 2018.

FCX paid $20 million during the first six months of 2019 for lease liabilities recorded in the consolidated balance sheet (primarily included in operating cash flows in the consolidated statements of cash flows). As of June 30, 2019, the weighted-average discount rate used to determine the lease liabilities was 5.2 percent and the weighted-average remaining lease term was 8.8 years.

The future minimum payments for leases presented in the consolidated balance sheets at June 30, 2019, follow (in millions):

Remaining six months of 2019	$27
2020	54
2021	40
2022	33
2023	30
Thereafter	158
Total payments	342
Less amount representing interest	(79)
Present value of net minimum lease payments	263
Less current portion	(47)
Long-term portion	$216

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

NOTE 12. SUBSEQUENT EVENTS

On August 1, 2019, FCX agreed to sell $600 million of 5.00% Senior Notes due 2027 and $600 million of 5.25% Senior Notes due 2029 for total net proceeds of $1.187 billion. The sale is expected to settle on August 15, 2019, subject to customary closing conditions. Interest on these senior notes is payable semiannually on September 1 and March 1 of each year. These senior notes rank equally with FCX’s other existing and future unsecured and unsubordinated indebtedness. FCX intends to use the net proceeds from this offering to fund the redemption of all of its outstanding 6.875% Senior Notes due 2023 (book value of $764 million as of June 30, 2019) and its concurrent cash tender offers for up to $430 million aggregate purchase price of its 4.00% Senior Notes due 2021, 3.55% Senior Notes due 2022 and 3.875% Senior Notes due 2023, and the payment of accrued and unpaid interest, premiums, fees and expenses in connection with these transactions. As a result of the redemption and tender offers, FCX expects to record a loss on early extinguishment of debt of approximately $15 million in third-quarter 2019.

FCX evaluated events after June 30, 2019, and through the date the consolidated financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Freeport-McMoRan Inc.

Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of Freeport-McMoRan Inc. (the Company) as of June 30, 2019, the related consolidated statements of operations, comprehensive (loss) income, and equity for the three- and six-month periods ended June 30, 2019 and 2018, the consolidated statements of cash flows for the six-month period ended June 30, 2019 and 2018, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for the year then ended, and the related notes (not presented herein); and in our report dated February 15, 2019, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
August 6, 2019

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

During second-quarter 2019, PT-FI achieved important milestones with respect to its underground mining operations in the Grasberg minerals district (refer to “Operations - Indonesia Mining” for further discussion).

Net (loss) income attributable to common stock totaled $(72) million in second-quarter 2019, $869 million in second-quarter 2018, $(41) million for the first six months of 2019 and $1.6 billion for the first six months of 2018. The results for the 2019 periods, compared with 2018 periods, primarily reflect lower copper and gold sales volumes resulting from anticipated lower mill rates and ore grades in Indonesia as PT-FI transitions mining from the open pit to underground, and lower copper prices. Refer to “Consolidated Results” for further discussion.

At June 30, 2019, we had $2.6 billion in consolidated cash and cash equivalents and $9.9 billion in total debt. At June 30, 2019, we had no borrowings, and $3.5 billion was available under our $3.5 billion, unsecured revolving credit facility. Refer to Note 5 for discussion of debt and Note 12 for discussion of the August 2019 debt transactions.

OUTLOOK

We continue to view the long-term outlook for our business positively, supported by limitations on supplies of copper and by the requirements for copper in the world’s economy. Our financial results vary as a result of fluctuations in market prices primarily for copper, gold and molybdenum, as well as other factors. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. Refer to “Markets” for further discussion. Because we cannot control the prices of our products, the key measures that management focuses on in operating our business are sales volumes, unit net cash costs, operating cash flow and capital expenditures.

Consolidated Sales Volumes
Following are our projected consolidated sales volumes for the year 2019 (which is a transition year for Indonesia mining):

Copper (millions of recoverable pounds):
North America copper mines	1,394
South America mining	1,237
Indonesia mining	630
Total	3,261

Gold (thousands of recoverable ounces)	841

Molybdenum (millions of recoverable pounds)	94	[a]

a.	Projected molybdenum sales include 36 million pounds produced by our Molybdenum mines and 58 million pounds produced by our North America and South America copper mines.

Consolidated sales volumes for third-quarter 2019 are expected to approximate 830 million pounds of copper, 230 thousand ounces of gold and 25 million pounds of molybdenum. As PT-FI transitions mining from the open pit to underground, metal production is expected to improve by 2021.

Consolidated Unit Net Cash Costs
Assuming average prices of $1,400 per ounce of gold and $12.00 per pound of molybdenum for the second half of 2019 and achievement of current sales volume and cost estimates, consolidated unit net cash costs (net of by-product credits) for our copper mines are expected to average $1.75 per pound of copper for the year 2019 (including $1.67 per pound for the second half of 2019). The impact of price changes on consolidated unit net cash costs for the year 2019 would approximate $0.01 per pound for each $50 per ounce change in the average price of gold for the second half of 2019 and $0.015 per pound for each $2 per pound change in the average price of molybdenum for the second half of 2019. Quarterly unit net cash costs vary with fluctuations in sales volumes and realized prices, primarily for gold and molybdenum. Refer to “Consolidated Results – Production and Delivery Costs” for further discussion of consolidated production costs for our mining operations.

Consolidated Operating Cash Flow
Our consolidated operating cash flows vary with sales volumes; prices realized from copper, gold and molybdenum sales; production costs; income taxes; other working capital changes; and other factors. Based on current sales volume and cost estimates, and assuming average prices of $2.75 per pound of copper, $1,400 per ounce of gold and $12.00 per pound of molybdenum for the second half of 2019, our consolidated operating cash flows are estimated to approximate $1.9 billion (including $0.3 billion of working capital sources and timing of other tax payments) for the year 2019. Estimated consolidated operating cash flows for the year 2019 also reflect an estimated income tax provision of $0.4 billion (refer to “Consolidated Results – Income Taxes” for further discussion of our projected income tax rate for the year 2019). The impact of price changes during the second half of 2019 on operating cash flows would approximate $185 million for each $0.10 per pound change in the average price of copper, $20 million for each $50 per ounce change in the average price of gold and $55 million for each $2 per pound change in the average price of molybdenum.

Consolidated Capital Expenditures
Consolidated capital expenditures are expected to approximate $2.6 billion for the year 2019, including $1.6 billion for major mining projects primarily associated with underground development activities in the Grasberg minerals district and development of the Lone Star copper leach project, and exclude estimates associated with the new smelter in Indonesia. A large portion of the capital expenditures relates to projects that are expected to add significant production and cash flow in future periods, enabling us to generate operating cash flows exceeding capital expenditures in future years. We have cash on hand and the financial flexibility to fund these expenditures and will continue to be disciplined in deploying capital.

MARKETS

World prices for copper, gold and molybdenum can fluctuate significantly. During the period from January 2009 through June 2019, the London Metal Exchange (LME) copper settlement price varied from a low of $1.38 per pound in 2009 to a record high of $4.60 per pound in 2011; the London Bullion Market Association (LBMA) PM gold price fluctuated from a low of $810 per ounce in 2009 to a record high of $1,895 per ounce in 2011; and the Metals Week Molybdenum Dealer Oxide weekly average price ranged from a low of $4.46 per pound in 2015 to a high of $18.60 per pound in 2010. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in “Risk Factors” contained in Part I, Item 1A. of our 2018 Form 10-K.

LME Copper Prices
Through June 30, 2019
1,500
1,200
900
600
300
-
000s of metric tons
$5.00
$4.50
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$-
Dollars per pound
Exchange Stocks
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
Exchange Stocks
LME Copper Prices

This graph presents LME copper settlement prices and the combined reported stocks of copper at the LME, Commodity Exchange Inc., a division of the New York Mercantile Exchange, and the Shanghai Futures Exchange from January 2009 through June 2019. During second-quarter 2019, LME copper settlement prices ranged from a low of $2.61 per pound to a high of $2.95 per pound, averaged $2.77 per pound and settled at $2.71 per pound on June 28, 2019. During the first six months of 2019, copper prices continued to be negatively impacted by the trade dispute between the U.S. and China. The LME copper settlement price was $2.69 per pound on July 31, 2019.

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

London Gold Prices

Through June 30, 2019

$1,850
$1,650
$1,450
$1,250
$1,050
$850
$650
$450
$250
Dollars per ounce
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019

This graph presents LBMA PM gold prices from January 2009 through June 2019. During second-quarter 2019, LBMA PM gold prices ranged from a low of $1,270 per ounce to a high of $1,431 per ounce, averaged $1,309 per ounce, and closed at $1,409 per ounce on June 28, 2019. The LBMA PM gold price was $1,428 per ounce on July 31, 2019.

Metals Week Molybdenum Dealer Oxide Prices
Through June 30, 2019
$25
$20
$15
$10
$5
$0
Dollars per pound
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019

This graph presents the Metals Week Molybdenum Dealer Oxide weekly average price from January 2009 through June 2019. During second-quarter 2019, the weekly average price of molybdenum ranged from a low of $11.96 per pound to a high of $12.35 per pound, averaged $12.18 per pound, and was $12.10 per pound on June 28, 2019. The Metals Week Molybdenum Dealer Oxide weekly average price was $11.90 per pound on July 31, 2019.

CONSOLIDATED RESULTS

	Three Months Ended June 30,			Six Months Ended June 30,
	2019		2018	2019		2018
SUMMARY FINANCIAL DATA	(in millions, except per share amounts)
Revenues[a,b]	$3,546		$5,168	$7,338		$10,036
Operating income[a,c,d]	$33	[e]	$1,664	$354	[e,f]	$3,123
Net (loss) income from continuing operations[g,h]	$(74)		$1,039	$1		$1,867
Net (loss) income from discontinued operations[i]	$—		$(4)	$1		$(15)
Net (loss) income attributable to common stock	$(72)		$869	$(41)		$1,561
Diluted net (loss) income per share of common stock:
Continuing operations	$(0.05)		$0.59	$(0.03)		$1.08
Discontinued operations	—		—	—		(0.01)
	$(0.05)		$0.59	$(0.03)		$1.07

Diluted weighted-average common shares outstanding	1,451		1,458	1,451		1,458

Operating cash flows[j]	$554		$1,309	$1,088		$2,678
Capital expenditures	$629		$482	$1,251		$884
At June 30:
Cash and cash equivalents	$2,623		$3,894	$2,623		$3,894
Total debt, including current portion	$9,916		$11,277	$9,916		$11,277

a.	Refer to Note 9 for a summary of revenues and operating income by operating division.

b.	Includes adjustments to embedded derivatives for provisionally priced concentrate and cathode sales (refer to Note 6).

c.
Includes net (losses) gains on sales of assets totaling $(8) million ($(8) million to net loss attributable to common stock or $(0.01) per share) in second-quarter 2019, $45 million ($45 million to net income attributable to common stock or $0.03 per share) in second-quarter 2018, $25 million ($25 million to net loss attributable to common stock or $0.02 per share) for the first six months of 2019 and $56 million ($56 million to net income attributable to common stock or $0.04 per share) for the first six months of 2018, associated with sales of oil and gas assets, including adjustments to the estimated fair value of contingent consideration related to the 2016 sale of onshore California oil and gas properties (refer to Note 7).

d.
Includes net charges to environmental obligations and related litigation reserves totaling $9 million ($9 million to net loss attributable to common stock or $0.01 per share) in second-quarter 2019, $44 million ($44 million to net loss attributable to common stock or $0.03 per share) for the first six months of 2019 and $50 million ($50 million to net income attributable to common stock or $0.03 per share) for the second quarter and first six months of 2018.

e.
Includes charges of $28 million ($14 million to net loss attributable to common stock or $0.01 per share) for the second quarter and first six months of 2019 for an adjustment to the settlement of the historical surface water tax disputes with the local regional tax authority in Papua, Indonesia. Refer to Note 8 for further discussion.

f.
Includes metals inventory adjustments of $59 million ($27 million to net loss attributable to common stock or $0.02 per share), primarily for cobalt inventory, and charges totaling $23 million ($9 million to net loss attributable to common stock or $0.01 per share) associated with weather-related issues at El Abra and for non-recurring employee costs at PT-FI.

g.
Includes net tax credits of $18 million ($0.01 per share) in second-quarter 2019, $24 million ($0.02 per share) for the first six months of 2019 and $7 million (less than $0.01 per share) for the second quarter and first six months of 2018. Refer to “Income Taxes” for further discussion of these net tax credits.

h.	We defer recognizing profits on intercompany sales until final sales to third parties occur. Refer to “Operations – Smelting and Refining” for a summary of net impacts from changes in these deferrals.

i.
Primarily reflects adjustments to the estimated fair value of contingent consideration related to the November 2016 sale of our interest in TF Holdings Limited, which will continue to be adjusted through December 31, 2019.

j.
Includes working capital sources (uses) and timing of other tax payments of $308 million in second-quarter 2019, $(192) million in second-quarter 2018, $281 million for the first six months of 2019 and $(213) million for the first six months of 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
SUMMARY OPERATING DATA
Copper (millions of recoverable pounds)
Production	776	1,014	1,556	1,966
Sales, excluding purchases	807	989	1,591	1,982
Average realized price per pound	$2.75	$3.08	$2.78	$3.10
Site production and delivery costs per pound[a]	$2.26	$1.69	$2.21	$1.68
Unit net cash costs per pound[a]	$1.92	$0.96	$1.85	$0.97
Gold (thousands of recoverable ounces)
Production	160	746	326	1,345
Sales, excluding purchases	189	676	431	1,286
Average realized price per ounce	$1,351	$1,274	$1,315	$1,291
Molybdenum (millions of recoverable pounds)
Production	25	24	48	46
Sales, excluding purchases	24	24	46	48
Average realized price per pound	$13.15	$12.89	$12.93	$12.42

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

Revenues
Consolidated revenues totaled $3.5 billion in second-quarter 2019, $5.2 billion in second-quarter 2018, $7.3 billion for the first six months of 2019 and $10.0 billion for the first six months of 2018. Revenues from our mining operations primarily include the sale of copper concentrate, copper cathode, copper rod, gold in concentrate and molybdenum. Refer to Note 9 for a summary of product revenues. Following is a summary of changes in our consolidated revenues between periods (in millions):

	Three Months Ended June 30	Six Months Ended June 30

Consolidated revenues - 2018 period	$5,168	$10,036
(Lower) higher sales volumes:
Copper	(563)	(1,214)
Gold	(620)	(1,102)
Molybdenum	4	(19)
(Lower) higher average realized prices:
Copper	(266)	(509)
Gold	15	10
Molybdenum	6	23
Adjustments for prior period provisionally priced copper sales	(106)	128
Lower treatment charges	39	66
Higher revenues from purchased copper	43	142
Lower Atlantic Copper revenues	(56)	(59)
Lower royalties and export duties	99	167
Other, including intercompany eliminations	(217)	(331)
Consolidated revenues - 2019 period	$3,546	$7,338

Sales Volumes. Consolidated copper and gold sales volumes decreased in the 2019 periods, compared to the 2018 periods, primarily reflecting anticipated lower mill rates and ore grades in Indonesia as PT-FI transitions mining from the open pit to underground. Refer to “Operations” for further discussion of sales volumes at our mining operations.

Realized Prices. Our consolidated revenues can vary significantly as a result of fluctuations in the market prices of copper, gold and molybdenum. Average realized prices in second-quarter 2019, compared with second-quarter 2018, were 11 percent lower for copper, 6 percent higher for gold and 2 percent higher for molybdenum, and average realized prices for the first six months of 2019, compared with first six months of 2018, were 10 percent lower for copper, 2 percent higher for gold and 4 percent higher for molybdenum.

Average realized copper prices include net unfavorable adjustments to current period provisionally priced copper sales totaling $39 million in second-quarter 2019 and $58 million for the first six months of 2019, compared with $37 million in second-quarter 2018 and $79 million for the first six months of 2018. As discussed in Note 6, substantially all of our copper concentrate and cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) based primarily on quoted LME monthly average copper prices. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on provisionally priced concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until final pricing on the date of settlement. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs.

Prior Period Provisionally Priced Copper Sales. Net (unfavorable) favorable adjustments to prior periods’ provisionally priced copper sales (i.e., provisionally priced sales at March 31, 2019 and 2018 and December 31, 2018 and 2017) recorded in consolidated revenues totaled $(83) million in second-quarter 2019 and $58 million for the first six months of 2019, compared with $23 million in second-quarter 2018 and $(70) million for the first six months of 2018. Refer to Notes 6 and 9 for a summary of total adjustments to prior period and current period provisionally priced sales.

At June 30, 2019, we had provisionally priced copper sales totaling 285 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average of $2.72 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the June 30, 2019, provisional price recorded would have an approximate $10 million effect on our 2019 net income attributable to common stock. The LME copper price settled at $2.69 per pound on July 31, 2019.

Treatment Charges. Revenues from our concentrate sales are recorded net of treatment charges, which will vary with the sales volumes and the price of copper.

Purchased Copper. We purchase copper cathode primarily for processing by our Rod & Refining operations. Purchased copper volumes totaled 114 million pounds in second-quarter 2019 and 231 million pounds for the first six months of 2019, compared with 90 million pounds in second-quarter 2018 and 164 million pounds for the first six months of 2018.

Atlantic Copper Revenues. Atlantic Copper revenues totaled $546 million in second-quarter 2019 and $1.1 billion for the first six months of 2019, compared with $602 million in second-quarter 2018 and $1.2 billion for the first six months of 2018. Lower revenues in the 2019 periods, compared with the 2018 periods, primarily reflect lower copper sales volumes and lower copper prices.

Royalties and Export Duties. Royalties are primarily for sales from PT-FI and vary with the volume of metal sold and the prices of copper and gold. PT-FI also pays export duties until development progress for the new smelter in Indonesia exceeds 50 percent. Refer to Note 9 for a summary of royalty expense and export duties.

Production and Delivery Costs
Consolidated production and delivery costs totaled $3.0 billion in second-quarter 2019, $2.9 billion in second-quarter 2018, $6.0 billion for the first six months of 2019 and $5.7 billion for the first six months of 2018. Higher consolidated production and delivery costs in the 2019 periods, compared with the 2018 periods, primarily reflect costs at PT-FI that were historically shared under the joint venture formerly with Rio Tinto plc.

Site Production and Delivery Costs Per Pound. Site production and delivery costs for our copper mining operations primarily include labor, energy and commodity-based inputs, such as sulphuric acid, reagents, liners, tires and explosives. Consolidated site production and delivery costs (before net noncash and other costs) for our copper mines averaged $2.26 per pound of copper in second-quarter 2019, $1.69 per pound of copper in second-quarter 2018, $2.21 per pound of copper for the first six months of 2019 and $1.68 per pound of copper for the first six months of 2018. Higher consolidated site production and delivery costs per pound in the 2019 periods, compared with the 2018 periods, primarily reflect lower volumes associated with PT-FI’s transition from mining the open pit to underground. Refer to “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements.

Depreciation, Depletion and Amortization
Depreciation will vary under the unit-of-production (UOP) method as a result of changes in sales volumes and the related UOP rates at our mining operations. Consolidated depreciation, depletion and amortization (DD&A) totaled $352 million in second-quarter 2019, $442 million in second-quarter 2018, $699 million for the first six months of 2019 and $893 million for the first six months of 2018. Lower DD&A in the 2019 periods, compared with the 2018 periods, primarily reflect lower sales volumes at PT-FI and lower UOP rates because of increased reserves at our North America and South America mines.

Mining Exploration and Research Expenses
Consolidated exploration and research expenses for our mining operations totaled $31 million in second-quarter 2019, $24 million in second-quarter 2018, $58 million for the first six months of 2019 and $45 million for the first six months of 2018. Our mining exploration activities are generally associated with our existing mines, focusing on opportunities to expand reserves and resources to support development of additional future production capacity. A drilling program to further delineate the Lone Star resource continues to indicate significant additional mineralization in this district, with higher ore grades than our other North America copper mines. Exploration spending is expected to approximate $75 million for the year 2019.

Environmental Obligations and Shutdown Costs
Environmental obligation costs reflect net revisions to our long-term environmental obligations, which vary from period to period because of changes to environmental laws and regulations, the settlement of environmental matters and/or circumstances affecting our operations that could result in significant changes in our estimates. Shutdown costs include care-and-maintenance costs and any litigation, remediation or related expenditures associated with closed facilities or operations. Net charges for environmental obligations and shutdown costs totaled $23 million in second-quarter 2019, $59 million in second-quarter 2018, $65 million for the first six months of 2019 and $68 million for the first six months of 2018.

Interest Expense, Net
Consolidated interest costs (before capitalization) totaled $167 million in second-quarter 2019, $165 million in second-quarter 2018, $345 million for the first six months of 2019 and $341 million for the first six months of 2018. The increase in the 2019 periods, compared to the 2018 periods, primarily reflects interest associated with disputed Cerro Verde royalties for prior years, partly offset by lower debt balances. Capitalized interest varies with the level of expenditures for our development projects and average interest rates on our borrowings, and totaled $35 million in second-quarter 2019, $23 million in second-quarter 2018, $67 million for the first six months of 2019 and $48 million for the first six months of 2018.

Income Taxes
Following is a summary of the approximate amounts used in the calculation of our consolidated income tax provision (in millions, except percentages):

	Six Months Ended June 30,
	2019					2018
	Income (Loss)[a]	Effective Tax Rate		Income Tax (Provision) Benefit		Income[a]	Effective Tax Rate	Income Tax (Provision) Benefit
U.S.[b]	$(183)	10%		$19	[c]	$311	(3)%	$9	[c]
South America	294	40%		(117)		459	39%	(180)	[d]
Indonesia	(13)	69%		9	[e]	1,945	43%	(830)
Eliminations and other	(9)	N/A		(10)		172	N/A	(31)
Rate adjustment[f]	—	N/A		9		—	N/A	11
Consolidated FCX	$89	101%	[g]	$(90)		$2,887	35%	$(1,021)

a.	Represents income from continuing operations before income taxes and equity in affiliated companies’ net earnings.

b.
In addition to our North America mining operations, the U.S. jurisdiction reflects corporate-level expenses, which include interest expense associated with senior notes, general and administrative expenses, and environmental obligations and shutdown costs.

c.
The first six months of 2019 include tax credits totaling $18 million primarily associated with state law changes. The first six months of 2018 include a tax credit of $5 million associated with the settlement of a state income tax examination.

d.	Includes a tax credit of $5 million ($2 million net of noncontrolling interest) associated with Cerro Verde's disputed royalties and other related mining taxes.

e.	Includes a tax credit of $8 million ($6 million net of noncontrolling interest) associated with the reduction in PT-FI's statutory tax rates in accordance with its special mining license (IUPK).

f.	In accordance with applicable accounting rules, we adjust our interim provision for income taxes to equal our consolidated tax rate.

g.
Our consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which we operate, excluding the U.S. jurisdiction. Because our U.S. jurisdiction generated net losses in the first six months of 2019 that will not result in a realized tax benefit, applicable accounting rules require us to adjust our estimated annual effective tax rate to exclude the impact of U.S. net losses.

Assuming achievement of current sales volume and cost estimates and average prices of $2.75 per pound for copper, $1,400 per ounce for gold and $12.00 per pound for molybdenum for the second half of 2019, we estimate our consolidated effective tax rate for the year 2019 would approximate 57 percent (comprised of an estimated effective rate of 42 percent on South America income, 39 percent on Indonesia income and 0 percent for the U.S.). Variations in the relative proportions of jurisdictional income result in fluctuations to our consolidated effective income tax rate. Because of our U.S. tax position, we do not record a financial statement impact for income or losses generated in the U.S.; therefore, the consolidated effective tax rate is generally higher than the international rates at lower copper prices and lower than international rates at higher copper prices.

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

Through exploration drilling, we have identified a significant resource at our wholly owned Lone Star copper leach project located near the Safford operation in eastern Arizona. An initial project to develop the Lone Star leachable ores commenced in 2018, with first production expected by the end of 2020. Initial production from the Lone Star leachable ores is expected to average approximately 200 million pounds of copper per year, with the potential for future expansion options. Total capital costs for the initial project, including mine equipment and pre-production stripping, are expected to approximate $850 million and will benefit from the utilization of existing infrastructure at the adjacent Safford operation. As of June 30, 2019, approximately $480 million has been incurred for this project. The project also advances exposure to a significant sulfide resource. We expect to incorporate recent positive drilling and ongoing results in our future development plans.

Operating Data. Following is summary consolidated operating data for the North America copper mines:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating Data, Net of Joint Venture Interests
Copper (millions of recoverable pounds)
Production	370	354	706	702
Sales, excluding purchases	369	361	689	745
Average realized price per pound	$2.78	$3.12	$2.80	$3.14

Molybdenum (millions of recoverable pounds)
Production[a]	9	8	16	15

100% Operating Data
Leach operations
Leach ore placed in stockpiles (metric tons per day)	797,600	689,500	751,600	682,100
Average copper ore grade (percent)	0.23	0.24	0.23	0.26
Copper production (millions of recoverable pounds)	245	241	471	480

Mill operations
Ore milled (metric tons per day)	320,300	307,000	317,900	297,900
Average ore grade (percent):
Copper	0.36	0.35	0.34	0.35
Molybdenum	0.02	0.02	0.02	0.02
Copper recovery rate (percent)	87.4	89.1	87.6	88.5
Copper production (millions of recoverable pounds)	195	184	371	358

a.	Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at the North America copper mines.

North America’s consolidated copper sales volumes totaled 369 million pounds in second-quarter 2019, 361 million pounds in second-quarter 2018, 689 million pounds for the first six months of 2019 and 745 million pounds for the first six months of 2018. Lower sales volumes for the first six months of 2019, compared with the first six months of 2018, primarily reflect timing of shipments. North America copper sales are estimated to approximate 1.4 billion pounds for the year 2019.

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

	Three Months Ended June 30,
	2019			2018
	By- Product Method	Co-Product Method		By- Product Method	Co-Product Method
		Copper	Molyb- denum[a]		Copper	Molyb- denum[a]
Revenues, excluding adjustments	$2.78	$2.78	$12.39	$3.12	$3.12	$12.13

Site production and delivery, before net noncash and other costs shown below	2.05	1.88	9.53	1.94	1.78	9.09
By-product credits	(0.26)	—	—	(0.25)	—	—
Treatment charges	0.11	0.10	—	0.10	0.10	—
Unit net cash costs	1.90	1.98	9.53	1.79	1.88	9.09
DD&A	0.24	0.22	0.77	0.25	0.23	0.80
Noncash and other costs, net	0.03	0.02	0.23	0.07	0.06	0.15
Total unit costs	2.17	2.22	10.53	2.11	2.17	10.04
Revenue adjustments, primarily for pricing on prior period open sales	(0.04)	(0.04)	—	—	—	—
Gross profit per pound	$0.57	$0.52	$1.86	$1.01	$0.95	$2.09

Copper sales (millions of recoverable pounds)	369	369		361	361
Molybdenum sales (millions of recoverable pounds)[a]			9			8

	Six Months Ended June 30,
	2019			2018
	By- Product Method	Co-Product Method		By- Product Method	Co-Product Method
		Copper	Molyb- denum[a]		Copper	Molyb- denum[a]
Revenues, excluding adjustments	$2.80	$2.80	$12.06	$3.14	$3.14	$11.52

Site production and delivery, before net noncash and other costs shown below	2.05	1.87	9.69	1.89	1.75	8.47
By-product credits	(0.26)	—	—	(0.22)	—	—
Treatment charges	0.11	0.11	—	0.10	0.10	—
Unit net cash costs	1.90	1.98	9.69	1.77	1.85	8.47
DD&A	0.25	0.22	0.75	0.25	0.23	0.74
Noncash and other costs, net	0.05	0.04	0.22	0.05	0.05	0.12
Total unit costs	2.20	2.24	10.66	2.07	2.13	9.33
Other revenue adjustments, primarily for pricing on prior period open sales	0.01	0.01	—	(0.01)	(0.01)	—
Gross profit per pound	$0.61	$0.57	$1.40	$1.06	$1.00	$2.19

Copper sales (millions of recoverable pounds)	689	689		744	744
Molybdenum sales (millions of recoverable pounds)[a]			16			15

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

Our North America copper mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) for the North America copper mines were $1.90 per pound of copper for the second quarter and first six months of 2019, $1.79 per pound in second-quarter 2018 and $1.77 per pound for the first six months of 2018. The increase in the 2019 periods, compared to the 2018 periods, primarily reflects higher mining rates, maintenance activities and higher cost of consumables, primarily sulphuric acid. The increase in average unit net cash costs for the first six months of 2019 also reflects lower sales volumes.

Because certain assets are depreciated on a straight-line basis, North America’s average unit depreciation rate may vary with asset additions and the level of copper production and sales.

Average unit net cash costs (net of by-product credits) for our North America copper mines are expected to approximate $1.91 per pound of copper for the year 2019, based on achievement of current sales volume and cost estimates and assuming an average molybdenum price of $12.00 per pound for the second half of 2019. North

America’s average unit net cash costs for the year 2019 would change by approximately $0.02 per pound for each $2 per pound change in the average price of molybdenum for the second half of 2019.

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

Operating and Development Activities. Cerro Verde’s expanded operations benefit from its large-scale, long-lived reserves and cost efficiencies. Cerro Verde's concentrator facilities have continued to perform well, with average mill throughput rates of 407,700 metric tons of ore per day in second-quarter 2019 and 397,200 metric tons of ore per day for the first six months of 2019. Debottlenecking projects and additional initiatives to enhance operating rates continue to be advanced.

We continue to evaluate a large-scale expansion at El Abra to process additional sulfide material and to achieve higher recoveries. El Abra’s large sulfide resource could potentially support a major mill project similar to facilities constructed at Cerro Verde. Technical and economic studies continue to be advanced to determine the optimal scope and timing for the project.

Operating Data. Following is summary consolidated operating data for South America mining:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Copper (millions of recoverable pounds)
Production	281	313	580	606
Sales	287	312	577	602
Average realized price per pound	$2.72	$3.07	$2.75	$3.09

Molybdenum (millions of recoverable pounds)
Production[a]	7	7	15	13

Leach operations
Leach ore placed in stockpiles (metric tons per day)	187,000	246,700	178,400	207,600
Average copper ore grade (percent)	0.38	0.30	0.36	0.32
Copper production (millions of recoverable pounds)	63	75	122	142

Mill operations
Ore milled (metric tons per day)	407,700	385,200	397,200	385,300
Average ore grade (percent):
Copper	0.34	0.38	0.36	0.39
Molybdenum	0.02	0.01	0.02	0.01
Copper recovery rate (percent)	81.7	84.4	84.5	81.7
Copper production (millions of recoverable pounds)	218	238	458	464

a.	Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at Cerro Verde.

South America’s consolidated copper sales volumes totaled 287 million pounds in second-quarter 2019, 312 million pounds in second-quarter 2018, 577 million pounds for the first six months of 2019 and 602 million pounds for the first six months of 2018. Lower sales volumes for the 2019 periods, compared to the 2018 periods, reflect lower ore grades at Cerro Verde. Sales volumes for the first six months of 2019 were also impacted by heavy rainfall and electrical storms that resulted in a suspension of El Abra’s crushed leach stacking operations for approximately 35 days in first-quarter 2019.

Copper sales from South America mines are expected to approximate 1.2 billion pounds for the year 2019.

Protests in connection with an unaffiliated copper development project have resulted in restricted access to certain areas and roads in Peru used by the mining community, including Cerro Verde, to transport fuel, concentrate and other critical supplies. Our team at Cerro Verde is monitoring the situation and executing contingency plans as needed. There have been limited impacts to our mining and milling operations to date.

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

	Three Months Ended June 30,
	2019			2018
	By-Product Method		Co-Product Method	By-Product Method	Co-Product Method
Revenues, excluding adjustments	$2.72		$2.72	$3.07	$3.07

Site production and delivery, before net noncash and other costs shown below	1.92		1.74	1.77	1.65
By-product credits	(0.28)		—	(0.22)	—
Treatment charges	0.18		0.18	0.18	0.18
Royalty on metals	0.01		0.01	0.01	0.01
Unit net cash costs	1.83		1.93	1.74	1.84
DD&A	0.41		0.37	0.43	0.40
Noncash and other costs, net	0.07	[a]	0.07	0.05	0.05
Total unit costs	2.31		2.37	2.22	2.29
Revenue adjustments, primarily for pricing on prior period open sales	(0.20)		(0.20)	0.04	0.04
Gross profit per pound	$0.21		$0.15	$0.89	$0.82

Copper sales (millions of recoverable pounds)	287		287	312	312

	Six Months Ended June 30,
	2019			2018
	By-Product Method		Co-Product Method	By-Product Method	Co-Product Method
Revenues, excluding adjustments	$2.75		$2.75	$3.09	$3.09

Site production and delivery, before net noncash and other costs shown below	1.82		1.64	1.78	1.64
By-product credits	(0.31)		—	(0.24)	—
Treatment charges	0.19		0.19	0.19	0.19
Royalty on metals	0.01		0.01	0.01	0.01
Unit net cash costs	1.71		1.84	1.74	1.84
DD&A	0.40		0.35	0.43	0.40
Noncash and other costs, net	0.08	[a]	0.08	0.05	0.05
Total unit costs	2.19		2.27	2.22	2.29
Other revenue adjustments, primarily for pricing on prior period open sales	0.06		0.06	(0.06)	(0.06)
Gross profit per pound	$0.62		$0.54	$0.81	$0.74

Copper sales (millions of recoverable pounds)	577		577	602	602

a.	Includes charges of $0.01 per pound of copper in second-quarter 2019 and $0.03 per pound of copper for the first six months of 2019 associated with weather-related impacts at El Abra.

Our South America mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) of $1.83 per pound of copper in second-quarter 2019 were higher than unit net cash costs of $1.74 per pound in second-quarter 2018, primarily reflecting lower copper volumes, partly offset by higher by-product credits. Average unit net cash costs (net of by-product credits) of $1.71 per pound for the first six months of 2019 were lower than unit net cash costs of $1.74 per pound for the first six months of 2018, primarily reflecting higher by-product credits, partly offset by lower copper volumes.

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

Average unit net cash costs (net of by-product credits) for South America mining are expected to approximate $1.68 per pound of copper for the year 2019, based on current sales volume and cost estimates and assuming an average price of $12.00 per pound of molybdenum for the second half of 2019.

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

Substantially all of PT-FI’s copper concentrate is sold under long-term contracts. During the first six months of 2019, 64 percent of PT-FI’s concentrate production was sold to PT Smelting (PT-FI’s 25-percent-owned smelter and refinery in Gresik, Indonesia).

Operating and Development Activities. PT-FI continues to mine the final stages of the Grasberg open pit. During second-quarter 2019, PT-FI opened an additional area to extend mining in the Grasberg open pit into third-quarter 2019 and potentially longer. The mine sequencing changes in the open pit delayed access to the high-grade material previously expected to be produced during second-quarter 2019, but are expected to meet previous estimates for copper and gold production for the year 2019. PT-FI will continue to monitor geotechnical conditions to determine the extent of mining in the open pit. Material not mined from the open pit is expected to be available to be mined from the Grasberg Block Cave underground mine.

During second-quarter 2019, PT-FI achieved important milestones related to the development of its large-scale, long-lived, high-grade underground ore bodies. In aggregate, these underground ore bodies are expected to produce large-scale quantities of copper and gold following the transition from the Grasberg open pit. PT-FI's estimated annual capital spending on underground mine development projects is expected to average $0.7 billion per year for the four-year period 2019 through 2022, net of scheduled contributions from PT Indonesia Asahan Aluminium (Persero) (PT Inalum). In accordance with applicable accounting guidance, aggregate costs (before scheduled contributions from PT Inalum), which are expected to average $0.9 billion per year for the four-year period 2019 through 2022, will be reflected as an investing activity in our cash flow statement, and contributions from PT Inalum will be reflected as a financing activity. Considering the long-term nature and size of these projects, actual costs could vary from these estimates.

The following provides additional information on the development of the Grasberg Block Cave underground mine, the Deep Mill Level Zone (DMLZ) underground mine and the new Indonesian smelter. Estimates of timing of future production from the underground mines continue to be reviewed and may be modified as additional information becomes available.

Grasberg Block Cave. PT-FI has commenced extraction of ore from the Grasberg Block Cave underground mine, which is the same ore body historically mined from the surface in the Grasberg open pit. During second-quarter 2019, undercutting, drawbell construction and ore extraction activities in the Grasberg Block Cave underground mine exceeded expectations. Ore extraction from the Grasberg Block Cave underground mine averaged 7,400 metric tons per day in second-quarter 2019 and is expected to ramp up to 15,000 metric tons per day by the end of 2019. Monitoring data on cave propagation in the Grasberg Block Cave underground mine is providing increased confidence in growing production rates over time. As existing drawpoints mature and additional drawpoints are added, cave expansion is expected to accelerate production rates from an average of 30,000 metric tons of ore per day in 2020 to 130,000 metric tons of ore per day in 2023 from five production blocks spanning 335,000 square meters.

DMLZ. The DMLZ underground mine, located east of the Grasberg ore body and below the Deep Ore Zone (DOZ) underground mine, has commenced production. Hydraulic fracturing operations have been effective in managing rock stresses and pre-conditioning the cave following mining-induced seismic activity experienced in 2017 and 2018. In second-quarter 2019, undercutting and drawbell construction were in line with expectations, and ore extraction exceeded expectations. Ore extraction from the DMLZ underground mine averaged 7,700 metric tons per day in second-quarter 2019 and is expected to ramp up to 11,000 metric tons of ore per day by the end of 2019. Ongoing hydraulic fracturing operations combined with continued undercutting and drawbell openings in the two production blocks are expected to expand the cave, supporting higher production rates that are expected to average 28,000 metric tons of ore per day in 2020 and 80,000 metric tons of ore per day in 2022 from three production blocks.

Indonesian Smelter. In connection with the extension of PT-FI’s mining rights from 2031 to 2041, PT-FI committed to construct a new smelter in Indonesia by December 21, 2023. A site for the new smelter has been selected in Gresik near PT Smelting and ground preparation is in progress. Engineering and front-end engineering and design for the selected process technology are ongoing, with construction of the smelter expected to begin in 2020. The preliminary capital cost estimate for the project is in the $3 billion range, and PT-FI is pursuing financing, commercial and potential partner arrangements for this project. The economics of PT-FI’s share of the new smelter will be shared by PT-FI’s shareholders according to their respective share ownership percentages.

Operating Data. Following is summary consolidated operating data for Indonesia mining:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating Data
Copper (millions of recoverable pounds)
Production	125	347	270	658
Sales	151	316	325	635
Average realized price per pound	$2.71	$3.05	$2.77	$3.07

Gold (thousands of recoverable ounces)
Production	154	740	316	1,335
Sales	185	671	420	1,274
Average realized price per ounce	$1,350	$1,274	$1,314	$1,291

100% Operating Data
Ore extracted and milled (metric tons per day):
Grasberg open pit[a]	54,000	148,400	78,300	136,800
DOZ underground mine[b]	21,100	29,200	25,700	34,300
DMLZ underground mine[b]	7,700	2,700	7,200	2,700
Grasberg Block Cave underground mine[b]	7,400	3,800	6,200	3,900
Big Gossan underground mine[b]	5,400	3,800	5,500	3,100
Total	95,600	187,900	122,900	180,800
Average ore grades:
Copper (percent)	0.80	1.06	0.69	1.09
Gold (grams per metric ton)	0.79	1.77	0.66	1.71
Recovery rates (percent):
Copper	88.3	92.7	86.3	92.4
Gold	74.9	86.1	71.6	85.5
Production:
Copper (millions of recoverable pounds)	125	353	270	693
Gold (thousands of recoverable ounces)	154	816	316	1,489

a.	Includes ore from related stockpiles.

b.	Reflects ore extracted, including ore from development activities that result in metal production.

PT-FI’s consolidated sales of 151 million pounds of copper and 185 thousand ounces of gold in second-quarter 2019 and 325 million pounds of copper and 420 thousand ounces of gold for the first six months of 2019 were lower than second-quarter 2018 sales of 316 million pounds of copper and 671 thousand ounces of gold and 635 million pounds of copper and 1.3 million ounces of gold for the first six months of 2018, primarily reflecting anticipated lower mill rates and ore grades as PT-FI transitions mining from the open pit to underground.

Consolidated sales volumes from PT-FI are expected to approximate 630 million pounds of copper and 830 thousand ounces of gold in 2019. PT-FI will continue to monitor geotechnical conditions to determine the extent of mining in the Grasberg open pit. As PT-FI transitions mining from the open pit to underground, metal production is expected to improve by 2021.

During the first half of 2019, PT-FI utilized its approved export quota of approximately 180,000 dry metric tons of concentrate for the current export period, which expires March 8, 2020. PT-FI has requested approval from the Indonesian government to increase its export quota for the current export period for expected higher production volumes associated with changes to PT-FI's production plan. PT-FI expects to receive approval during third-quarter 2019.

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

Gross (Loss) Profit per Pound of Copper and per Ounce of Gold
The following table summarizes the unit net cash costs (credits) and gross (loss) profit per pound of copper and per ounce of gold at our Indonesia mining operations. Refer to “Product Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash costs (credits) per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended June 30,
	2019				2018
	By-Product Method		Co-Product Method		By-Product Method	Co-Product Method
			Copper	Gold		Copper	Gold
Revenues, excluding adjustments	$2.71		$2.71	$1,350	$3.05	$3.05	$1,274

Site production and delivery, before net noncash and other costs (credits) shown below	3.40		2.09	1,041	1.33	0.70	291
Gold and silver credits	(1.69)		—	—	(2.76)	—	—
Treatment charges	0.26		0.16	80	0.26	0.14	57
Export duties	0.07		0.04	20	0.18	0.09	38
Royalty on metals	0.11		0.08	28	0.22	0.11	51
Unit net cash costs (credits)	2.15		2.37	1,169	(0.77)	1.04	437
DD&A	0.65		0.40	199	0.54	0.28	119
Noncash and other costs (credits), net	0.30	[a]	0.18	91	(0.01)	—	(2)
Total unit costs (credits)	3.10		2.95	1,459	(0.24)	1.32	554
Revenue adjustments, primarily for pricing on prior period open sales	(0.13)		(0.13)	(7)	0.04	0.04	(2)
PT Smelting intercompany profit (loss)	0.06		0.03	16	(0.03)	(0.01)	(6)
Gross (loss) profit per pound/ounce	$(0.46)		$(0.34)	$(100)	$3.30	$1.76	$712

Copper sales (millions of recoverable pounds)	151		151		316	316
Gold sales (thousands of recoverable ounces)				185			671

	Six Months Ended June 30,
	2019				2018
	By-Product Method		Co-Product Method		By-Product Method	Co-Product Method
			Copper	Gold		Copper	Gold
Revenues, excluding adjustments	$2.77		$2.77	$1,314	$3.07	$3.07	$1,291

Site production and delivery, before net noncash and other costs shown below	3.24		1.99	944	1.34	0.72	304
Gold and silver credits	(1.75)		—	—	(2.67)	—	—
Treatment charges	0.28		0.17	81	0.25	0.14	57
Export duties	0.08		0.05	24	0.16	0.09	36
Royalty on metals	0.14		0.09	38	0.22	0.11	50
Unit net cash costs (credits)	1.99		2.30	1,087	(0.70)	1.06	447
DD&A	0.63		0.38	183	0.55	0.30	125
Noncash and other costs, net	0.14	[a]	0.09	43	0.02	0.01	4
Total unit costs (credits)	2.76		2.77	1,313	(0.13)	1.37	576
Other revenue adjustments, primarily for pricing on prior period open sales	0.05		0.05	5	(0.05)	(0.05)	13
PT Smelting intercompany profit (loss)	0.04		0.02	10	(0.04)	(0.01)	(7)
Gross profit per pound/ounce	$0.10		$0.07	$16	$3.11	$1.64	$721

Copper sales (millions of recoverable pounds)	325		325		635	635
Gold sales (thousands of recoverable ounces)				420			1,274

a.
Includes charges of $0.18 per pound of copper in second-quarter 2019 and $0.09 per pound of copper for the first six months of 2019 associated with adjustments to the settlement of the historical surface water tax disputes with the local regional tax authority in Papua, Indonesia.

Because of the fixed nature of a large portion of PT-FI’s costs, unit net cash costs (credits) can vary significantly from quarter to quarter depending on copper and gold volumes. PT-FI’s unit net cash costs (credits) (including gold and silver credits) of $2.15 per pound of copper in second-quarter 2019 and $1.99 per pound for the first six months of 2019, compared with unit net cash credits of $0.77 per pound in second-quarter 2018 and $0.70 per pound for the first six months of 2018, primarily reflect lower copper and gold volumes.

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

Because certain assets are depreciated on a straight-line basis, PT-FI’s unit depreciation rate may vary with asset additions and the level of copper production and sales.

PT Smelting intercompany profit (loss) represents the change in the deferral of 25 percent of PT-FI’s profit on sales to PT Smelting. Refer to “Smelting and Refining” below for further discussion.

Assuming an average gold price of $1,400 per ounce for the second half of 2019 and achievement of current sales volume and cost estimates, unit net cash costs (including gold and silver credits) for PT-FI are expected to approximate $1.55 per pound of copper for the year 2019 (including $1.14 per pound of copper for the second half of 2019). PT-FI’s unit net cash costs for the second half of 2019 are expected to benefit from access to higher grade ore from the Grasberg open pit. PT-FI’s unit net cash costs for the year 2019 would change by approximately $0.04 per pound for each $50 per ounce change in the average price of gold for the second half of 2019.

PT-FI’s projected sales volumes and unit net cash costs for the year 2019 are dependent on a number of factors, including operational performance, mine sequencing changes, timing of shipments and export quotas.

Molybdenum Mines
We have two wholly owned molybdenum mines in Colorado – the Henderson underground mine and the Climax open-pit mine. The Henderson and Climax mines produce high-purity, chemical-grade molybdenum concentrate, which is typically further processed into value-added molybdenum chemical products. The majority of the molybdenum concentrate produced at the Henderson and Climax mines, as well as from our North America and South America copper mines, is processed at our own conversion facilities.

Operating and Development Activities. Production from the Molybdenum mines totaled 9 million pounds of molybdenum in both second-quarter 2019 and 2018, 17 million pounds for the first six months of 2019 and 18 million pounds for the first six months of 2018. Refer to “Consolidated Results” for our consolidated molybdenum operating data, which includes sales of molybdenum produced at our Molybdenum mines, and from our North America and South America copper mines, and refer to “Outlook” for projected consolidated molybdenum sales volumes.

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

Unit net cash costs for our Molybdenum mines averaged $9.15 per pound of molybdenum in second-quarter 2019, $8.36 per pound in second-quarter 2018, $9.45 per pound for the first six months of 2019 and $8.46 per pound for the first six months of 2018. Based on current sales volume and cost estimates, average unit net cash costs for the Molybdenum mines are expected to approximate $9.60 per pound of molybdenum for the year 2019. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

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

Atlantic Copper smelts and refines copper concentrate and markets refined copper and precious metals in slimes. During the first six months of 2019, Atlantic Copper’s concentrate purchases include 28 percent from our copper mining operations and 72 percent from third parties.

PT-FI’s contract with PT Smelting provides for PT-FI to supply 100 percent of the copper concentrate requirements (subject to a minimum or maximum treatment charge rate) necessary for PT Smelting to produce 205,000 metric tons of copper annually on a priority basis. PT-FI may also sell copper concentrate to PT Smelting at market rates for quantities in excess of 205,000 metric tons of copper annually. During the first six months of 2019, PT-FI supplied substantially all of PT Smelting’s concentrate requirements. In March 2019, PT Smelting received a one-year extension of its anode slimes export license through March 11, 2020.

We defer recognizing profits on sales from our mining operations to Atlantic Copper and on 25 percent of PT-FI’s sales to PT Smelting until final sales to third parties occur. Changes in these deferrals attributable to variability in intercompany volumes resulted in net (reductions) additions to net income attributable to common stock of $(1) million in second-quarter 2019, $27 million in second-quarter 2018, $(15) million for the first six months of 2019 and $20 million for the first six months of 2018. Our net deferred profits on our inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income attributable to common stock totaled $23 million at June 30, 2019. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices will result in variability in our net deferred profits and quarterly earnings. In third-quarter 2019, we expect increased intercompany sales volumes to Atlantic Copper and PT Smelting, resulting in the deferral of approximately $30 million of net income until final sales occur.

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

As presented in “Outlook,” our projected capital expenditures for 2019 are approximately $0.7 billion higher than projected operating cash flows. A large portion of the capital expenditures relate to projects that are expected to add significant production and cash flow in future periods, enabling us to generate operating cash flows exceeding capital expenditures in future years. We have cash on hand and the financial flexibility to fund these expenditures and will continue to be disciplined in deploying capital. Subject to future commodity prices for copper, gold and molybdenum, we expect estimated consolidated operating cash flows in 2019, plus available cash and availability under our credit facility, to be sufficient to fund our budgeted capital expenditures, cash dividends, noncontrolling interest distributions and other cash requirements for the year.

Cash
Following is a summary of the U.S. and international components of consolidated cash and cash equivalents available to the parent company, net of noncontrolling interests’ share, taxes and other costs at June 30, 2019 (in billions):

Cash at domestic companies	$1.6
Cash at international operations	1.0
Total consolidated cash and cash equivalents	2.6
Noncontrolling interests’ share	(0.4)
Cash, net of noncontrolling interests’ share	2.2
Withholding taxes and other	—	[a]
Net cash available	$2.2
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

Debt
At June 30, 2019, FCX's consolidated debt totaled $9.9 billion, with no material scheduled maturities until 2021. At June 30, 2019, we had no borrowings, $13 million in letters of credit issued and $3.5 billion of availability under our revolving credit facility.

Refer to Note 5 for discussion of debt (including an amendment that extended the maturity date for our credit facility) and to Note 12 for discussion of the August 2019 debt transactions.

Operating Activities
We generated consolidated operating cash flows of $1.1 billion (including $0.3 billion of working capital sources and timing of other tax payments) for the first six months of 2019 and $2.7 billion (net of $0.2 billion in working capital uses and timing of other tax payments) for the first six months of 2018. Lower operating cash flows for the first six months of 2019, compared with the first six months of 2018, primarily reflect lower copper and gold sales volumes and lower copper prices.

Investing Activities
Capital Expenditures. Capital expenditures, including capitalized interest, totaled $1.25 billion for the first six months of 2019, including approximately $0.7 billion for major mining projects. Capital expenditures, including capitalized interest, totaled $0.9 billion for the first six months of 2018, including approximately $0.5 billion for major mining projects. Higher capital expenditures for the first six months of 2019, compared with the first six months of 2018, primarily reflect underground development activities in the Grasberg minerals district and development of the Lone Star copper leach project. Refer to “Outlook” for further discussion of projected capital expenditures for the year 2019.

Proceeds from sales of oil and gas properties. We received $91 million of proceeds from sales of oil and gas properties for the first six months of 2019, including $50 million in contingent consideration received associated with the 2016 sale of onshore California oil and gas properties.

Intangible water rights and other, net. During first-quarter 2018, our North America copper mines purchased intangible water rights totaling $88 million.

Financing Activities
Debt Transactions. Net repayments of debt for the first six months of 2019 totaled $1.2 billion, consisting of the redemption of $1.0 billion aggregate principal amount of our 3.100% Senior Notes due 2020 and the repayment of $200 million under Cerro Verde's credit facility.

Net repayments of debt for the first six months of 2018 totaled $1.9 billion, consisting of $1.4 billion of 2.375% Senior Notes that matured in March 2018 and $454 million for senior notes due in 2022 and 2023.

Cash Dividends and Distributions Paid. We paid cash dividends on our common stock totaling $146 million for the first six months of 2019 and $73 million for the first six months of 2018. On June 26, 2019, we declared a quarterly cash dividend of $0.05 per share on our common stock, which was paid on August 1, 2019, to shareholders of record as of July 15, 2019. The declaration of dividends is at the discretion of our Board of Directors (Board) and will depend upon our financial results, cash requirements, future prospects and other factors deemed relevant by our Board.

Cash dividends and distributions paid to noncontrolling interests totaled $79 million for the first six months of 2019 and $241 million for the first six months of 2018. These payments will vary based on the operating results and cash requirements of our consolidated subsidiaries.

Contributions from Noncontrolling Interests. During second-quarter 2019, we received equity contributions totaling $100 million from PT Inalum for their share of smelter costs and capital spending on PT-FI underground mine development projects.

CONTRACTUAL OBLIGATIONS

As further discussed in Note 5, during the first six months of 2019, we reduced our December 31, 2018, total debt by $1.2 billion. There have been no other material changes in our contractual obligations since December 31, 2018. Refer to Part II, Items 7. and 7A. in our 2018 Form 10-K, for information regarding our contractual obligations.

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

We present gross profit (loss) per pound of copper in the following tables using both a “by-product” method and a “co-product” method. We use the by-product method in our presentation of gross profit (loss) per pound of copper because (i) the majority of our revenues are copper revenues, (ii) we mine ore, which contains copper, gold, molybdenum and other metals, (iii) it is not possible to specifically assign all of our costs to revenues from the copper, gold, molybdenum and other metals we produce and (iv) it is the method used by our management and Board to monitor our mining operations and to compare mining operations in certain industry publications. In the co-product method presentations, shared costs are allocated to the different products based on their relative revenue values, which will vary to the extent our metals sales volumes and realized prices change.

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

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended June 30, 2019
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,026	$1,026	$103	$20	$1,149
Site production and delivery, before net noncash and other costs shown below	758	692	79	13	784
By-product credits	(97)	—	—	—	—
Treatment charges	40	39	—	1	40
Net cash costs	701	731	79	14	824
DD&A	88	79	7	2	88
Noncash and other costs, net	10	8	2	—	10
Total costs	799	818	88	16	922
Other revenue adjustments, primarily for pricing on prior period open sales	(16)	(16)	—	—	(16)
Gross profit	$211	$192	$15	$4	$211

Copper sales (millions of recoverable pounds)	369	369
Molybdenum sales (millions of recoverable pounds)[a]			9

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$2.78	$2.78	$12.39
Site production and delivery, before net noncash and other costs shown below	2.05	1.88	9.53
By-product credits	(0.26)	—	—
Treatment charges	0.11	0.10	—
Unit net cash costs	1.90	1.98	9.53
DD&A	0.24	0.22	0.77
Noncash and other costs, net	0.03	0.02	0.23
Total unit costs	2.17	2.22	10.53
Other revenue adjustments, primarily for pricing on prior period open sales	(0.04)	(0.04)	—
Gross profit per pound	$0.57	$0.52	$1.86

Reconciliation to Amounts Reported
(In millions)
	Revenues	Production and Delivery	DD&A
Totals presented above	$1,149	$784	$88
Treatment charges	(19)	21	—
Noncash and other costs, net	—	10	—
Other revenue adjustments, primarily for pricing on prior period open sales	(16)	—	—
Eliminations and other	6	10	(1)
North America copper mines	1,120	825	87
Other mining[c]	3,173	2,899	246
Corporate, other & eliminations	(747)	(722)	19
As reported in our consolidated financial statements	$3,546	$3,002	$352

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.	Represents the combined total for our other segments, as presented in Note 9.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended June 30, 2018
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,126	$1,126	$91	$22	$1,239
Site production and delivery, before net noncash and other costs shown below	701	644	68	12	724
By-product credits	(90)	—	—	—	—
Treatment charges	37	36	—	1	37
Net cash costs	648	680	68	13	761
DD&A	91	83	6	2	91
Noncash and other costs, net	23	21	1	1	23
Total costs	762	784	75	16	875
Other revenue adjustments, primarily for pricing on prior period open sales	1	1	—	—	1
Gross profit	$365	$343	$16	$6	$365

Copper sales (millions of recoverable pounds)	361	361
Molybdenum sales (millions of recoverable pounds)[a]			8

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$3.12	$3.12	$12.13
Site production and delivery, before net noncash and other costs shown below	1.94	1.78	9.09
By-product credits	(0.25)	—	—
Treatment charges	0.10	0.10	—
Unit net cash costs	1.79	1.88	9.09
DD&A	0.25	0.23	0.80
Noncash and other costs, net	0.07	0.06	0.15
Total unit costs	2.11	2.17	10.04
Other revenue adjustments, primarily for pricing on prior period open sales	—	—	—
Gross profit per pound	$1.01	$0.95	$2.09

Reconciliation to Amounts Reported
(In millions)	Revenues	Production and Delivery	DD&A
Totals presented above	$1,239	$724	$91
Treatment charges	(5)	32	—
Noncash and other costs, net	—	23	—
Other revenue adjustments, primarily for pricing on prior period open sales	1	—	—
Eliminations and other	12	10	1
North America copper mines	1,247	789	92
Other mining[c]	4,738	3,042	336
Corporate, other & eliminations	(817)	(916)	14
As reported in our consolidated financial statements	$5,168	$2,915	$442

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.	Represents the combined total for our other segments, as presented in Note 9.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Six Months Ended June 30, 2019
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,931	$1,931	$190	$43	$2,164
Site production and delivery, before net noncash and other costs shown below	1,416	1,288	153	28	1,469
By-product credits	(180)	—	—	—	—
Treatment charges	76	73	—	3	76
Net cash costs	1,312	1,361	153	31	1,545
DD&A	170	155	12	3	170
Noncash and other costs, net	33	29	3	1	33
Total costs	1,515	1,545	168	35	1,748
Other revenue adjustments, primarily for pricing on prior period open sales	4	4	—	—	4
Gross profit	$420	$390	$22	$8	$420

Copper sales (millions of recoverable pounds)	689	689
Molybdenum sales (millions of recoverable pounds)[a]			16

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$2.80	$2.80	$12.06
Site production and delivery, before net noncash and other costs shown below	2.05	1.87	9.69
By-product credits	(0.26)	—	—
Treatment charges	0.11	0.11	—
Unit net cash costs	1.90	1.98	9.69
DD&A	0.25	0.22	0.75
Noncash and other costs, net	0.05	0.04	0.22
Total unit costs	2.20	2.24	10.66
Other revenue adjustments, primarily for pricing on prior period open sales	0.01	0.01	—
Gross profit per pound	$0.61	$0.57	$1.40

Reconciliation to Amounts Reported
(In millions)
		Production
	Revenues	and Delivery	DD&A
Totals presented above	$2,164	$1,469	$170
Treatment charges	(32)	44	—
Noncash and other costs, net	—	33	—
Other revenue adjustments, primarily for pricing on prior period open sales	4	—	—
Eliminations and other	18	22	—
North America copper mines	2,154	1,568	170
Other mining[c]	6,688	5,750	490
Corporate, other & eliminations	(1,504)	(1,340)	39
As reported in our consolidated financial statements	$7,338	$5,978	$699

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.	Represents the combined total for our other segments, as presented in Note 9.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Six Months Ended June 30, 2018
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$2,337	$2,337	$167	$45	$2,549
Site production and delivery, before net noncash and other costs shown below	1,405	1,304	123	25	1,452
By-product credits	(165)	—	—	—	—
Treatment charges	74	71	—	3	74
Net cash costs	1,314	1,375	123	28	1,526
DD&A	185	171	10	4	185
Noncash and other costs, net	42	40	2	—	42
Total costs	1,541	1,586	135	32	1,753
Other revenue adjustments, primarily for pricing on prior period open sales	(5)	(5)	—	—	(5)
Gross profit	$791	$746	$32	$13	$791

Copper sales (millions of recoverable pounds)	744	744
Molybdenum sales (millions of recoverable pounds)[a]			15

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$3.14	$3.14	$11.52
Site production and delivery, before net noncash and other costs shown below	1.89	1.75	8.47
By-product credits	(0.22)	—	—
Treatment charges	0.10	0.10	—
Unit net cash costs	1.77	1.85	8.47
DD&A	0.25	0.23	0.74
Noncash and other costs, net	0.05	0.05	0.12
Total unit costs	2.07	2.13	9.33
Other revenue adjustments, primarily for pricing on prior period open sales	(0.01)	(0.01)	—
Gross profit per pound	$1.06	$1.00	$2.19

Reconciliation to Amounts Reported
(In millions)		Production
	Revenues	and Delivery	DD&A
Totals presented above	$2,549	$1,452	$185
Treatment charges	(13)	61	—
Noncash and other costs, net	—	42	—
Other revenue adjustments, primarily for pricing on prior period open sales	(5)	—	—
Eliminations and other	24	25	1
North America copper mines	2,555	1,580	186
Other mining[c]	9,255	6,053	672
Corporate, other & eliminations	(1,774)	(1,910)	35
As reported in our consolidated financial statements	$10,036	$5,723	$893

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.	Represents the combined total for our other segments, as presented in Note 9.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended June 30, 2019
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other[a]	Total
Revenues, excluding adjustments	$781	$781	$92	$873
Site production and delivery, before net noncash and other costs shown below	550	498	64	562
By-product credits	(80)	—	—	—
Treatment charges	52	52	—	52
Royalty on metals	2	2	—	2
Net cash costs	524	552	64	616
DD&A	119	107	12	119
Noncash and other costs, net	21	20	1	21
Total costs	664	679	77	756
Other revenue adjustments, primarily for pricing on prior period open sales	(57)	(57)	—	(57)
Gross profit	$60	$45	$15	$60

Copper sales (millions of recoverable pounds)	287	287

Gross profit per pound of copper:

Revenues, excluding adjustments	$2.72	$2.72
Site production and delivery, before net noncash and other costs shown below	1.92	1.74
By-product credits	(0.28)	—
Treatment charges	0.18	0.18
Royalty on metals	0.01	0.01
Unit net cash costs	1.83	1.93
DD&A	0.41	0.37
Noncash and other costs, net	0.07	0.07
Total unit costs	2.31	2.37
Other revenue adjustments, primarily for pricing on prior period open sales	(0.20)	(0.20)
Gross profit per pound	$0.21	$0.15

Reconciliation to Amounts Reported
(In millions)
		Production
	Revenues	and Delivery	DD&A
Totals presented above	$873	$562	$119
Treatment charges	(52)	—	—
Royalty on metals	(2)	—	—
Noncash and other costs, net	—	21	—
Other revenue adjustments, primarily for pricing on prior period open sales	(57)	—	—
Eliminations and other	(1)	(2)	—
South America mining	761	581	119
Other mining[b]	3,532	3,143	214
Corporate, other & eliminations	(747)	(722)	19
As reported in our consolidated financial statements	$3,546	$3,002	$352

a.
Includes silver sales of 1.2 million ounces ($15.39 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.	Represents the combined total for our other segments, as presented in Note 9.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended June 30, 2018
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other[a]	Total
Revenues, excluding adjustments	$958	$958	$81	$1,039
Site production and delivery, before net noncash and other costs shown below	552	513	50	563
By-product credits	(70)	—	—	—
Treatment charges	59	59	—	59
Royalty on metals	2	2	—	2
Net cash costs	543	574	50	624
DD&A	133	123	10	133
Noncash and other costs, net	17	17	—	17
Total costs	693	714	60	774
Other revenue adjustments, primarily for pricing on prior period open sales	13	13	—	13
Gross profit	$278	$257	$21	$278

Copper sales (millions of recoverable pounds)	312	312

Gross profit per pound of copper:

Revenues, excluding adjustments	$3.07	$3.07
Site production and delivery, before net noncash and other costs shown below	1.77	1.65
By-product credits	(0.22)	—
Treatment charges	0.18	0.18
Royalty on metals	0.01	0.01
Unit net cash costs	1.74	1.84
DD&A	0.43	0.40
Noncash and other costs, net	0.05	0.05
Total unit costs	2.22	2.29
Other revenue adjustments, primarily for pricing on prior period open sales	0.04	0.04
Gross profit per pound	$0.89	$0.82

Reconciliation to Amounts Reported
(In millions)		Production
	Revenues	and Delivery	DD&A
Totals presented above	$1,039	$563	$133
Treatment charges	(59)	—	—
Royalty on metals	(2)	—	—
Noncash and other costs, net	—	17	—
Other revenue adjustments, primarily for pricing on prior period open sales	13	—	—
Eliminations and other	(1)	(2)	—
South America mining	990	578	133
Other mining[b]	4,995	3,253	295
Corporate, other & eliminations	(817)	(916)	14
As reported in our consolidated financial statements	$5,168	$2,915	$442

a.
Includes silver sales of 1.1 million ounces ($16.38 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.	Represents the combined total for our other segments, as presented in Note 9.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Six Months Ended June 30, 2019
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other[a]	Total
Revenues, excluding adjustments	$1,584	$1,584	$204	$1,788
Site production and delivery, before net noncash and other costs shown below	1,053	949	129	1,078
By-product credits	(179)	—	—	—
Treatment charges	108	108	—	108
Royalty on metals	3	3	—	3
Net cash costs	985	1,060	129	1,189
DD&A	233	207	26	233
Noncash and other costs, net	46	45	1	46
Total costs	1,264	1,312	156	1,468
Other revenue adjustments, primarily for pricing on prior period open sales	37	37	—	37
Gross profit	$357	$309	$48	$357

Copper sales (millions of recoverable pounds)	577	577

Gross profit per pound of copper:

Revenues, excluding adjustments	$2.75	$2.75
Site production and delivery, before net noncash and other costs shown below	1.82	1.64
By-product credits	(0.31)	—
Treatment charges	0.19	0.19
Royalty on metals	0.01	0.01
Unit net cash costs	1.71	1.84
DD&A	0.40	0.35
Noncash and other costs, net	0.08	0.08
Total unit costs	2.19	2.27
Other revenue adjustments, primarily for pricing on prior period open sales	0.06	0.06
Gross profit per pound	$0.62	$0.54

Reconciliation to Amounts Reported
(In millions)		Production
	Revenues	and Delivery	DD&A
Totals presented above	$1,788	$1,078	$233
Treatment charges	(108)	—	—
Royalty on metals	(3)	—	—
Noncash and other costs, net	—	46	—
Other revenue adjustments, primarily for pricing on prior period open sales	37	—	—
Eliminations and other	(2)	(4)	—
South America mining	1,712	1,120	233
Other mining[b]	7,130	6,198	427
Corporate, other & eliminations	(1,504)	(1,340)	39
As reported in our consolidated financial statements	$7,338	$5,978	$699

a.
Includes silver sales of 2.5 million ounces ($15.58 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.	Represents the combined total for our other segments, as presented in Note 9.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Six Months Ended June 30, 2018
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other[a]	Total
Revenues, excluding adjustments	$1,859	$1,859	$167	$2,026
Site production and delivery, before net noncash and other costs shown below	1,069	990	102	1,092
By-product credits	(144)	—	—	—
Treatment charges	117	117	—	117
Royalty on metals	4	4	—	4
Net cash costs	1,046	1,111	102	1,213
DD&A	260	239	21	260
Noncash and other costs, net	32	32	—	32
Total costs	1,338	1,382	123	1,505
Other revenue adjustments, primarily for pricing on prior period open sales	(37)	(37)	—	(37)
Gross profit	$484	$440	$44	$484

Copper sales (millions of recoverable pounds)	602	602

Gross profit per pound of copper:

Revenues, excluding adjustments	$3.09	$3.09
Site production and delivery, before net noncash and other costs shown below	1.78	1.64
By-product credits	(0.24)	—
Treatment charges	0.19	0.19
Royalty on metals	0.01	0.01
Unit net cash costs	1.74	1.84
DD&A	0.43	0.40
Noncash and other costs, net	0.05	0.05
Total unit costs	2.22	2.29
Other revenue adjustments, primarily for pricing on prior period open sales	(0.06)	(0.06)
Gross profit per pound	$0.81	$0.74

Reconciliation to Amounts Reported
(In millions)		Production
	Revenues	and Delivery	DD&A
Totals presented above	$2,026	$1,092	$260
Treatment charges	(117)	—	—
Royalty on metals	(4)	—	—
Noncash and other costs, net	—	32	—
Other revenue adjustments, primarily for pricing on prior period open sales	(37)	—	—
Eliminations and other	(1)	(3)	—
South America mining	1,867	1,121	260
Other mining[b]	9,943	6,512	598
Corporate, other & eliminations	(1,774)	(1,910)	35
As reported in our consolidated financial statements	$10,036	$5,723	$893

a.
Includes silver sales of 2.1 million ounces ($16.45 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.	Represents the combined total for our other segments, as presented in Note 9.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended June 30, 2019
(In millions)	By-Product		Co-Product Method
	Method		Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$412		$412	$250	$8	$670
Site production and delivery, before net noncash and other costs shown below	516		317	193	6	516
Gold and silver credits	(256)		—	—	—	—
Treatment charges	40		25	14	1	40
Export duties	10		6	4	—	10
Royalty on metals	17		12	5	—	17
Net cash costs	327		360	216	7	583
DD&A	99		61	37	1	99
Noncash and other costs, net	45	[b]	28	17	—	45
Total costs	471		449	270	8	727
Other revenue adjustments, primarily for pricing on prior period open sales	(19)		(19)	(2)	—	(21)
PT Smelting intercompany profit	7		4	3	—	7
Gross loss	$(71)		$(52)	$(19)	$—	$(71)

Copper sales (millions of recoverable pounds)	151		151
Gold sales (thousands of recoverable ounces)				185

Gross loss per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$2.71		$2.71	$1,350
Site production and delivery, before net noncash and other costs shown below	3.40		2.09	1,041
Gold and silver credits	(1.69)		—	—
Treatment charges	0.26		0.16	80
Export duties	0.07		0.04	20
Royalty on metals	0.11		0.08	28
Unit net cash costs	2.15		2.37	1,169
DD&A	0.65		0.40	199
Noncash and other costs, net	0.30	[b]	0.18	91
Total unit costs	3.10		2.95	1,459
Other revenue adjustments, primarily for pricing on prior period open sales	(0.13)		(0.13)	(7)
PT Smelting intercompany profit	0.06		0.03	16
Gross loss per pound/ounce	$(0.46)		$(0.34)	$(100)

Reconciliation to Amounts Reported
(In millions)			Production
	Revenues		and Delivery	DD&A
Totals presented above	$670		$516	$99
Treatment charges	(40)		—	—
Export duties	(10)		—	—
Royalty on metals	(17)		—	—
Noncash and other costs, net	—		45	—
Other revenue adjustments, primarily for pricing on prior period open sales	(21)		—	—
PT Smelting intercompany profit	—		(7)	—
Indonesia mining	582		554	99
Other mining[c]	3,711		3,170	234
Corporate, other & eliminations	(747)		(722)	19
As reported in our consolidated financial statements	$3,546		$3,002	$352

a.	Includes silver sales of 0.5 million ounces ($14.57 per ounce average realized price).

b.
Includes charges totaling $28 million ($0.18 per pound of copper) associated with adjustments to the settlement of the historical surface water tax disputes with the local regional tax authority in Papua, Indonesia. Refer to Note 8.

c.	Represents the combined total for our other segments, as presented in Note 9.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash (Credits) Costs

Three Months Ended June 30, 2018
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$965	$965	$855	$17	$1,837
Site production and delivery, before net noncash and other credits shown below	420	221	195	4	420
Gold and silver credits	(871)	—	—	—	—
Treatment charges	82	43	38	1	82
Export duties	55	29	26	—	55
Royalty on metals	71	36	34	1	71
Net cash (credits) costs	(243)	329	293	6	628
DD&A	172	90	80	2	172
Noncash and other credits, net	(3)	(1)	(2)	—	(3)
Total (credits) costs	(74)	418	371	8	797
Other revenue adjustments, primarily for pricing on prior period open sales	12	12	(2)	1	11
PT Smelting intercompany loss	(8)	(4)	(4)	—	(8)
Gross profit	$1,043	$555	$478	$10	$1,043

Copper sales (millions of recoverable pounds)	316	316
Gold sales (thousands of recoverable ounces)			671

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$3.05	$3.05	$1,274
Site production and delivery, before net noncash and other credits shown below	1.33	0.70	291
Gold and silver credits	(2.76)	—	—
Treatment charges	0.26	0.14	57
Export duties	0.18	0.09	38
Royalty on metals	0.22	0.11	51
Unit net cash (credits) costs	(0.77)	1.04	437
DD&A	0.54	0.28	119
Noncash and other credits, net	(0.01)	—	(2)
Total unit (credits) costs	(0.24)	1.32	554
Other revenue adjustments, primarily for pricing on prior period open sales	0.04	0.04	(2)
PT Smelting intercompany loss	(0.03)	(0.01)	(6)
Gross profit per pound/ounce	$3.30	$1.76	$712

Reconciliation to Amounts Reported
(In millions)		Production
	Revenues	and Delivery	DD&A
Totals presented above	$1,837	$420	$172
Treatment charges	(82)	—	—
Export duties	(55)	—	—
Royalty on metals	(71)	—	—
Noncash and other credits, net	—	(3)	—
Other revenue adjustments, primarily for pricing on prior period open sales	11	—	—
PT Smelting intercompany loss	—	8	—
Indonesia mining	1,640	425	172
Other mining[b]	4,345	3,406	256
Corporate, other & eliminations	(817)	(916)	14
As reported in our consolidated financial statements	$5,168	$2,915	$442

a.	Includes silver sales of 1.1 million ounces ($15.89 per ounce average realized price).

b.	Represents the combined total for our other segments, as presented in Note 9.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Six Months Ended June 30, 2019
(In millions)	By-Product		Co-Product Method
	Method		Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$900		$900	$552	$17	$1,469
Site production and delivery, before net noncash and other costs shown below	1,054		646	396	12	1,054
Gold and silver credits	(571)		—	—	—	—
Treatment charges	91		56	34	1	91
Export duties	27		17	10	—	27
Royalty on metals	45		28	16	1	45
Net cash costs	646		747	456	14	1,217
DD&A	204		125	77	2	204
Noncash and other costs, net	48	[b]	29	18	1	48
Total costs	898		901	551	17	1,469
Other revenue adjustments, primarily for pricing on prior period open sales	18		18	2	—	20
PT Smelting intercompany profit	11		7	4	—	11
Gross profit	$31		$24	$7	$—	$31

Copper sales (millions of recoverable pounds)	325		325
Gold sales (thousands of recoverable ounces)				420

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$2.77		$2.77	$1,314
Site production and delivery, before net noncash and other costs shown below	3.24		1.99	944
Gold and silver credits	(1.75)		—	—
Treatment charges	0.28		0.17	81
Export duties	0.08		0.05	24
Royalty on metals	0.14		0.09	38
Unit net cash costs	1.99		2.30	1,087
DD&A	0.63		0.38	183
Noncash and other costs, net	0.14	[b]	0.09	43
Total unit costs	2.76		2.77	1,313
Other revenue adjustments, primarily for pricing on prior period open sales	0.05		0.05	5
PT Smelting intercompany profit	0.04		0.02	10
Gross profit per pound/ounce	$0.10		$0.07	$16

Reconciliation to Amounts Reported
(In millions)			Production
	Revenues		and Delivery	DD&A
Totals presented above	$1,469		$1,054	$204
Treatment charges	(72)		19	—
Export duties	(27)		—	—
Royalty on metals	(45)		—	—
Noncash and other costs, net	—		48	—
Other revenue adjustments, primarily for pricing on prior period open sales	20		—	—
PT Smelting intercompany profit	—		(11)	—
Indonesia mining	1,345		1,110	204
Other mining[c]	7,497		6,208	456
Corporate, other & eliminations	(1,504)		(1,340)	39
As reported in our consolidated financial statements	$7,338		$5,978	$699

a.	Includes silver sales of 1.1 million ounces ($14.66 per ounce average realized price).

b.
Includes charges totaling $28 million ($0.09 per pound of copper) associated with adjustments to the settlement of the historical surface water tax disputes with the local regional tax authority in Papua, Indonesia. Refer to Note 8.

c.	Represents the combined total for our other segments, as presented in Note 9.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash (Credits) Costs

Six Months Ended June 30, 2018
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$1,949	$1,949	$1,644	$36	$3,629
Site production and delivery, before net noncash and other costs shown below	853	458	387	8	853
Gold and silver credits	(1,697)	—	—	—	—
Treatment charges	160	86	72	2	160
Export duties	101	54	46	1	101
Royalty on metals	138	73	64	1	138
Net cash (credits) costs	(445)	671	569	12	1,252
DD&A	353	189	160	4	353
Noncash and other costs, net	12	7	5	—	12
Total (credits) costs	(80)	867	734	16	1,617
Other revenue adjustments, primarily for pricing on prior period open sales	(34)	(34)	17	—	(17)
PT Smelting intercompany loss	(17)	(9)	(8)	—	(17)
Gross profit	$1,978	$1,039	$919	$20	$1,978

Copper sales (millions of recoverable pounds)	635	635
Gold sales (thousands of recoverable ounces)			1,274

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$3.07	$3.07	$1,291
Site production and delivery, before net noncash and other costs shown below	1.34	0.72	304
Gold and silver credits	(2.67)	—	—
Treatment charges	0.25	0.14	57
Export duties	0.16	0.09	36
Royalty on metals	0.22	0.11	50
Unit net cash (credits) costs	(0.70)	1.06	447
DD&A	0.55	0.30	125
Noncash and other costs, net	0.02	0.01	4
Total unit (credits) costs	(0.13)	1.37	576
Other revenue adjustments, primarily for pricing on prior period open sales	(0.05)	(0.05)	13
PT Smelting intercompany loss	(0.04)	(0.01)	(7)
Gross profit per pound/ounce	$3.11	$1.64	$721

Reconciliation to Amounts Reported
(In millions)		Production
	Revenues	and Delivery	DD&A
Totals presented above	$3,629	$853	$353
Treatment charges	(160)	—	—
Export duties	(101)	—	—
Royalty on metals	(138)	—	—
Noncash and other costs, net	—	12	—
Other revenue adjustments, primarily for pricing on prior period open sales	(17)	—	—
PT Smelting intercompany loss	—	17	—
Indonesia mining	3,213	882	353
Other mining[b]	8,597	6,751	505
Corporate, other & eliminations	(1,774)	(1,910)	35
As reported in our consolidated financial statements	$10,036	$5,723	$893

a.	Includes silver sales of 2.3 million ounces ($15.93 per ounce average realized price).

b.	Represents the combined total for our other segments, as presented in Note 9.

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Three Months Ended June 30,
(In millions)	2019	2018

Revenues, excluding adjustments[a]	$117	$119
Site production and delivery, before net noncash and other costs shown below	76	71
Treatment charges and other	8	8
Net cash costs	84	79
DD&A	18	21
Noncash and other costs, net	2	—
Total costs	104	100
Gross profit	$13	$19

Molybdenum sales (millions of recoverable pounds)[a]	9	9

Gross profit per pound of molybdenum:

Revenues, excluding adjustments[a]	$12.74	$12.72
Site production and delivery, before net noncash and other costs shown below	8.31	7.51
Treatment charges and other	0.84	0.85
Unit net cash costs	9.15	8.36
DD&A	2.07	2.24
Noncash and other costs, net	0.15	0.05
Total unit costs	11.37	10.65
Gross profit per pound	$1.37	$2.07

Reconciliation to Amounts Reported
(In millions)

		Production
Three Months Ended June 30, 2019	Revenues	and Delivery	DD&A
Totals presented above	$117	$76	$18
Treatment charges and other	(8)	—	—
Noncash and other costs, net	—	2	—
Molybdenum mines	109	78	18
Other mining[b]	4,184	3,646	315
Corporate, other & eliminations	(747)	(722)	19
As reported in our consolidated financial statements	$3,546	$3,002	$352

Three Months Ended June 30, 2018
Totals presented above	$119	$71	$21
Treatment charges and other	(8)	—	—
Noncash and other costs, net	—	—	—
Molybdenum mines	111	71	21
Other mining[b]	5,874	3,760	407
Corporate, other & eliminations	(817)	(916)	14
As reported in our consolidated financial statements	$5,168	$2,915	$442

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

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Six Months Ended June 30,
(In millions)	2019	2018

Revenues, excluding adjustments[a]	$215	$221
Site production and delivery, before net noncash and other costs shown below	146	136
Treatment charges and other	15	15
Net cash costs	161	151
DD&A	34	40
Noncash and other costs, net	3	2
Total costs	198	193
Gross profit	$17	$28

Molybdenum sales (millions of recoverable pounds)[a]	17	18

Gross profit per pound of molybdenum:

Revenues, excluding adjustments[a]	$12.63	$12.38
Site production and delivery, before net noncash and other costs shown below	8.60	7.61
Treatment charges and other	0.85	0.85
Unit net cash costs	9.45	8.46
DD&A	2.04	2.24
Noncash and other costs, net	0.15	0.10
Total unit costs	11.64	10.80
Gross profit per pound	$0.99	$1.58

Reconciliation to Amounts Reported
(In millions)

		Production
Six Months Ended June 30, 2019	Revenues	and Delivery	DD&A
Totals presented above	$215	$146	$34
Treatment charges and other	(15)	—	—
Noncash and other costs, net	—	3	—
Molybdenum mines	200	149	34
Other mining[b]	8,642	7,169	626
Corporate, other & eliminations	(1,504)	(1,340)	39
As reported in our consolidated financial statements	$7,338	$5,978	$699

Six Months Ended June 30, 2018
Totals presented above	$221	$136	$40
Treatment charges and other	(15)	—	—
Noncash and other costs, net	—	2	—
Molybdenum mines	206	138	40
Other mining[b]	11,604	7,495	818
Corporate, other & eliminations	(1,774)	(1,910)	35
As reported in our consolidated financial statements	$10,036	$5,723	$893

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

CAUTIONARY STATEMENT

Our discussion and analysis contains forward-looking statements in which we discuss our potential future performance. Forward-looking statements are all statements other than statements of historical facts, such as projections or expectations relating to ore grades and milling rates; production and sales volumes; unit net cash costs; operating cash flows; capital expenditures; our expectations regarding our share of PT-FI’s net (loss) income and future cash flows through 2022; PT-FI’s development, financing, construction and completion of a new smelter in Indonesia; PT-FI’s compliance with environmental standards under the framework established by Indonesia’s Ministry of Environment and Forestry; exploration efforts and results; development and production activities, rates and costs; liquidity; tax rates; export quotas and duties; the impact of copper, gold and molybdenum price changes; the impact of deferred intercompany profits on earnings; reserve estimates; consummation of the pending Freeport Cobalt transaction; and future dividend payments, share purchases and sales. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “targets,” “intends,” “likely,” “will,” “should,” “to be,” “potential” and any similar expressions are intended to identify those assertions as forward-looking statements. The declaration of dividends is at the discretion of the Board and will depend on our financial results, cash requirements, future prospects, and other factors deemed relevant by the Board.

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, supply of and demand for, and prices of, copper, gold and molybdenum; mine sequencing; changes in mine plans; production rates; timing of shipments; results of feasibility studies; potential inventory adjustments; potential impairment of long-lived mining assets; satisfaction of customary closing conditions, including receipt of regulatory approvals to consummate the pending Freeport Cobalt transaction; the potential effects of violence in Indonesia generally and in the province of Papua; the Indonesian government’s approval of an increase in PT-FI's export quota for the current export period ending March 8, 2020, and extension of PT-FI's export license after March 8, 2020; risks associated with underground mining; satisfaction of requirements in accordance with PT-FI’s IUPK to extend mining rights from 2031 through 2041; industry risks; regulatory changes; political and social risks; labor relations; weather- and climate-related risks; environmental risks; litigation results; cybersecurity incidents; and other factors described in more detail in Part I, Item 1A. “Risk Factors” of our 2018 Form 10-K.

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

There have been no material changes in our market risks during the six-month period ended June 30, 2019. For additional information on market risks, refer to “Disclosures About Market Risks” included in Part II, Items 7. and 7A. of our 2018 Form 10-K. For projected sensitivities of our operating cash flow to changes in commodity prices, refer to “Outlook” in Part I, Item 2. of this quarterly report on Form 10-Q for the period ended June 30, 2019; for projected sensitivities of our provisionally priced copper sales to changes in commodity prices refer to “Consolidated Results – Revenues” in Part I, Item 2. of this quarterly report on Form 10-Q for the period ended June 30, 2019.

Item 4.	Controls and Procedures.

(a)
Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective as of June 30, 2019.

(b)
Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management does not believe, based on currently available information, that the outcome of any legal proceeding reported in Part I, Item 3. “Legal Proceedings” and Note 12 of our 2018 Form 10-K, as updated in Note 8 of our quarterly reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019, will have a material adverse effect on our financial condition; although individual or cumulative outcomes could be material to our operating results for a particular period, depending on the nature and magnitude of the outcome and the operating results for the period.

Item 1A. Risk Factors.

There have been no material changes to our risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our 2018 Form 10-K. For additional information on risk factors, refer to Part I, Item 1A. “Risk Factors” of our 2018 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended June 30, 2019.

There were no shares of common stock purchased by us during the three months ended June 30, 2019. On July 21, 2008, our Board of Directors approved an increase in our open-market share purchase program for up to 30 million shares. There have been no purchases under this program since 2008. This program does not have an expiration date. At June 30, 2019, there were 23.7 million shares that could still be purchased under the program.

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
			8-K	001-11307-01	5/2/2019
15.1	Letter from Ernst & Young LLP regarding unaudited interim financial statements.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.	X

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
95.1	Mine Safety and Health Administration Safety Data.	X
101.INS	XBRL Instance Document- the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	X

(*) The registrant agrees to furnish supplementally to the Securities and Exchange Commission (SEC) a copy of any omitted schedule or exhibit upon the request of the SEC in accordance with Item 601(a)(5) of Regulation S-K.

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

Date:  August 6, 2019

S-1