Form 10-Q
period 2019-09-30
FREEPORT-MCMORAN INC
filed 2019-11-06
CIK 831259

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to
Commission file number: 001-11307-01
Freeport-McMoRan Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-2480931
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

333 North Central Avenue
Phoenix	,	AZ	85004-2189
(Address of principal executive offices)			(Zip Code)
(602) 366-8100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.10 per share	FCX	The New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
On October 31, 2019, there were issued and outstanding 1,450,913,690 shares of the registrant’s common stock, par value $0.10 per share.

Freeport-McMoRan Inc.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

Freeport-McMoRan Inc.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2019	December 31, 2018
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,247	$4,217
Trade accounts receivable	731	829
Income and other tax receivables	263	493
Inventories:
Materials and supplies, net	1,619	1,528
Mill and leach stockpiles	1,302	1,453
Product	1,513	1,778
Other current assets	672	422
Total current assets	8,347	10,720
Property, plant, equipment and mine development costs, net	29,330	28,010
Long-term mill and leach stockpiles	1,300	1,314
Other assets	1,966	2,172
Total assets	$40,943	$42,216

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,755	$2,625
Current portion of environmental and asset retirement obligations	488	449
Dividends payable	73	73
Accrued income taxes	61	165
Current portion of debt	4	17
Total current liabilities	3,381	3,329
Long-term debt, less current portion	9,915	11,124
Deferred income taxes	4,245	4,032
Environmental and asset retirement obligations, less current portion	3,558	3,609
Other liabilities	2,302	2,230
Total liabilities	23,401	24,324

Equity:
Stockholders’ equity:
Common stock	158	158
Capital in excess of par value	25,880	26,013
Accumulated deficit	(12,289)	(12,041)
Accumulated other comprehensive loss	(570)	(605)
Common stock held in treasury	(3,735)	(3,727)
Total stockholders’ equity	9,444	9,798
Noncontrolling interests	8,098	8,094
Total equity	17,542	17,892
Total liabilities and equity	$40,943	$42,216

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In millions, except per share amounts)
Revenues	$3,153	$4,908	$10,491	$14,944
Cost of sales:
Production and delivery	2,665	3,069	8,584	8,790
Depreciation, depletion and amortization	322	458	1,021	1,351
Metals inventory adjustments	41	—	100	2
Total cost of sales	3,028	3,527	9,705	10,143
Selling, general and administrative expenses	106	101	315	341
Mining exploration and research expenses	25	27	83	72
Environmental obligations and shutdown costs	20	8	85	76
Net loss (gain) on sales of assets	12	(70)	(13)	(126)
Total costs and expenses	3,191	3,593	10,175	10,506
Operating (loss) income	(38)	1,315	316	4,438
Interest expense, net	(123)	(143)	(401)	(436)
Net (loss) gain on early extinguishment of debt	(21)	—	(27)	8
Other income, net	33	14	52	63
(Loss) income from continuing operations before income taxes and equity in affiliated companies’ net earnings	(149)	1,186	(60)	4,073
Provision for income taxes	(91)	(522)	(181)	(1,543)
Equity in affiliated companies’ net earnings	5	4	7	5
Net (loss) income from continuing operations	(235)	668	(234)	2,535
Net income (loss) from discontinued operations	1	(4)	2	(19)
Net (loss) income	(234)	664	(232)	2,516
Net loss (income) attributable to noncontrolling interests	27	(108)	(16)	(399)
Net (loss) income attributable to common stockholders	$(207)	$556	$(248)	$2,117

Basic net (loss) income per share attributable to common stockholders:
Continuing operations	$(0.15)	$0.38	$(0.17)	$1.47
Discontinued operations	—	—	—	(0.01)
	$(0.15)	$0.38	$(0.17)	$1.46

Diluted net (loss) income per share attributable to common stockholders:
Continuing operations	$(0.15)	$0.38	$(0.17)	$1.46
Discontinued operations	—	—	—	(0.01)
	$(0.15)	$0.38	$(0.17)	$1.45

Weighted-average common shares outstanding:
Basic	1,452	1,450	1,451	1,449
Diluted	1,452	1,458	1,451	1,458

Dividends declared per share of common stock	$0.05	$0.05	$0.15	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In millions)
Net (loss) income	$(234)	$664	$(232)	$2,516

Other comprehensive income, net of taxes:
Defined benefit plans:
Amortization of unrecognized amounts included in net periodic benefit costs	11	13	35	36
Foreign exchange losses	—	(1)	—	(2)
Other comprehensive income	11	12	35	34

Total comprehensive (loss) income	(223)	676	(197)	2,550
Total comprehensive loss (income) attributable to noncontrolling interests	28	(109)	(16)	(399)
Total comprehensive (loss) income attributable to common stockholders	$(195)	$567	$(213)	$2,151

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
	(In millions)
Cash flow from operating activities:
Net (loss) income	$(232)	$2,516
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,021	1,351
Metals inventory adjustments	100	2
Net gain on sales of assets	(13)	(126)
Stock-based compensation	52	70
Net charges for environmental and asset retirement obligations, including accretion	160	206
Payments for environmental and asset retirement obligations	(164)	(179)
Net charges for defined pension and postretirement plans	79	59
Pension plan contributions	(58)	(60)
Net loss (gain) on early extinguishment of debt	27	(8)
Deferred income taxes	71	202
(Income) loss on disposal of discontinued operations	(2)	19
Dividends received from PT Smelting	33	—
Change in long-term mill and leach stockpiles	(5)	54
Charges for PT Freeport Indonesia (PT-FI) surface water tax settlement	28	—
Charges for PT-FI export duty matter	155	—
Charges for Cerro Verde royalty dispute	40	—
Payments for Cerro Verde royalty dispute	(126)	(32)
Other, net	22	5
Changes in working capital and other tax payments:
Accounts receivable	210	321
Inventories	229	(326)
Other current assets	15	(16)
Accounts payable and accrued liabilities	(45)	(2)
Accrued income taxes and timing of other tax payments	(285)	(131)
Net cash provided by operating activities	1,312	3,925

Cash flow from investing activities:
Capital expenditures:
North America copper mines	(641)	(413)
South America	(176)	(188)
Indonesia	(992)	(695)
Molybdenum mines	(11)	(6)
Other	(97)	(89)
Proceeds from sales of assets	102	10
Intangible water rights and other, net	(10)	(91)
Net cash used in investing activities	(1,825)	(1,472)

Cash flow from financing activities:
Proceeds from debt	1,681	475
Repayments of debt	(2,917)	(2,410)
Cash dividends and distributions paid:
Common stock	(218)	(145)
Noncontrolling interests	(79)	(241)
Contributions from noncontrolling interests	133	—
Stock-based awards net (payments) proceeds	(7)	4
Debt financing costs and other, net	(23)	(23)
Net cash used in financing activities	(1,430)	(2,340)

Net (decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(1,943)	113
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	4,455	4,710
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,512	$4,823

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
THREE MONTHS ENDED SEPTEMBER 30

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at June 30, 2019	1,582	$158	$25,949	$(12,082)	$(582)	131	$(3,734)	$9,709	$8,108	$17,817
Stock-based compensation, including the tender of shares	—	—	9	—	—	—	(1)	8	1	9
Dividends	—	—	(72)	—	—	—	—	(72)	—	(72)
Contributions from noncontrolling interests	—	—	16	—	—	—	—	16	17	33
Adjustment for deferred taxes	—	—	(22)	—	—	—	—	(22)	—	(22)
Net loss attributable to common stockholders	—	—	—	(207)	—	—	—	(207)	—	(207)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	(27)	(27)
Other comprehensive income (loss)	—	—	—	—	12	—	—	12	(1)	11
Balance at September 30, 2019	1,582	$158	$25,880	$(12,289)	$(570)	131	$(3,735)	$9,444	$8,098	$17,542

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at June 30, 2018	1,579	$158	$26,667	$(13,161)	$(464)	130	$(3,726)	$9,474	$3,368	$12,842
Stock-based compensation, including the tender of shares	—	—	9	—	—	—	—	9	—	9
Dividends	—	—	(73)	—	—	—	—	(73)	—	(73)
Adoption of new accounting standard for reclassification of income taxes	—	—	—	79	(79)	—	—	—	—	—
Net income attributable to common stockholders	—	—	—	556	—	—	—	556	—	556
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	108	108
Other comprehensive income	—	—	—	—	11	—	—	11	1	12
Balance at September 30, 2018	1,579	$158	$26,603	$(12,526)	$(532)	130	$(3,726)	$9,977	$3,477	$13,454

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
NINE MONTHS ENDED SEPTEMBER 30

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at December 31, 2018	1,579	$158	$26,013	$(12,041)	$(605)	130	$(3,727)	$9,798	$8,094	$17,892
Exercised and issued stock-based awards	3	—	1	—	—	—	—	1	—	1
Stock-based compensation, including the tender of shares	—	—	42	—	—	1	(8)	34	1	35
Dividends	—	—	(218)	—	—	—	—	(218)	(70)	(288)
Changes in noncontrolling interests	—	—	(1)	—	—	—	—	(1)	(11)	(12)
Contributions from noncontrolling interests	—	—	65	—	—	—	—	65	68	133
Adjustment for deferred taxes	—	—	(22)	—	—	—	—	(22)	—	(22)
Net loss attributable to common stockholders	—	—	—	(248)	—	—	—	(248)	—	(248)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	16	16
Other comprehensive income	—	—	—	—	35	—	—	35	—	35
Balance at September 30, 2019	1,582	$158	$25,880	$(12,289)	$(570)	131	$(3,735)	$9,444	$8,098	$17,542

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at December 31, 2017	1,578	$158	$26,751	$(14,722)	$(487)	130	$(3,723)	$7,977	$3,319	$11,296
Exercised and issued stock-based awards	1	—	8	—	—	—	—	8	—	8
Stock-based compensation, including the tender of shares	—	—	62	—	—	—	(3)	59	—	59
Dividends	—	—	(218)	—	—	—	—	(218)	(241)	(459)
Adoption of new accounting standard for reclassification of income taxes	—	—	—	79	(79)	—	—	—	—	—
Net income attributable to common stockholders	—	—	—	2,117	—	—	—	2,117	—	2,117
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	399	399
Other comprehensive income	—	—	—	—	34	—	—	34	—	34
Balance at September 30, 2018	1,579	$158	$26,603	$(12,526)	$(532)	130	$(3,726)	$9,977	$3,477	$13,454

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. GENERAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles (GAAP) in the United States (U.S.). Therefore, this information should be read in conjunction with Freeport-McMoRan Inc.’s (FCX) consolidated financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2018 (2018 Form 10-K). The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature, except for the adjustment discussed in Note 12. Operating results for the nine-month period ended September 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Attribution of PT Freeport Indonesia (PT-FI) Net Income or Loss. FCX has concluded that the attribution of PT-FI’s net income or loss from the date of the divestment transaction (i.e., December 21, 2018) through December 31, 2022 (the Initial Period), should be based on the economics replacement agreement, which provides for FCX and the other pre-transaction PT-FI shareholders (i.e., PT Indonesia Asahan Aluminium (Persero) (PT Inalum) and PT Indonesia Papua Metal Dan Mineral (PTI)) to retain the economics of the revenue and cost sharing arrangements under PT-FI’s joint venture formerly with Rio Tinto Plc (refer to Note 2 of FCX’s 2018 Form 10-K). The economics replacement agreement entitles FCX to approximately 81 percent of PT-FI dividends paid during the Initial Period, with the remaining 19 percent paid to the noncontrolling interests. PT-FI’s net loss in third-quarter 2019 totaled $24 million, of which $20 million was attributed to FCX, and for the first nine months of 2019 totaled $28 million, of which $23 million was attributed to FCX. PT-FI’s cumulative net loss since the December 21, 2018, transaction date through September 30, 2019, totaled $164 million, of which $133 million was attributed to FCX.

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

Agreement to Sell a Portion of Cobalt Business. In second-quarter 2019, FCX entered into an agreement to sell its cobalt refinery in Kokkola, Finland, and related cobalt cathode precursor business (consisting of approximately $201 million of assets and $76 million of liabilities at September 30, 2019) for total consideration of approximately $150 million, plus working capital at the time of closing. FCX and the current noncontrolling interest partners in Freeport Cobalt will retain the remaining cobalt business, which is a producer of cobalt fine powders, chemicals, catalysts, ceramics and pigments. The transaction is expected to close by year-end 2019. Lundin Mining Corporation, which is one of the noncontrolling interest partners, is entitled to receive 30 percent of the proceeds from this transaction. In addition to customary closing conditions, including regulatory approvals, prior to completing the transaction, Freeport Cobalt is required to be segregated into two separate businesses.

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

Reconciliations of net (loss) income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted net (loss) income per share follow (in millions, except per share amounts):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019		2018	2019		2018
Net (loss) income from continuing operations	$(235)		$668	$(234)		$2,535
Net loss (income) from continuing operations attributable to noncontrolling interests	27		(108)	(16)		(399)
Undistributed earnings allocated to participating securities	(3)		(4)	(3)		(5)
Net (loss) income from continuing operations attributable to common stockholders	(211)		556	(253)		2,131

Net income (loss) from discontinued operations attributable to common stockholders	1		(4)	2		(19)

Net (loss) income attributable to common stockholders	$(210)		$552	$(251)		$2,112

Basic weighted-average shares of common stock outstanding	1,452		1,450	1,451		1,449
Add shares issuable upon exercise or vesting of dilutive stock options and restricted stock units (RSUs)	—	[a]	8	—	[a]	9	[a]
Diluted weighted-average shares of common stock outstanding	1,452		1,458	1,451		1,458

Basic net (loss) income per share attributable to common stockholders:
Continuing operations	$(0.15)		$0.38	$(0.17)		$1.47
Discontinued operations	—		—	—		(0.01)
	$(0.15)		$0.38	$(0.17)		$1.46
Diluted net (loss) income per share attributable to common stockholders:
Continuing operations	$(0.15)		$0.38	$(0.17)		$1.46
Discontinued operations	—		—	—		(0.01)
	$(0.15)		$0.38	$(0.17)		$1.45

a.
Excludes approximately 10 million shares of common stock in third-quarter 2019, 11 million for the first nine months of 2019 and 2 million for the first nine months of 2018 associated with outstanding stock options with exercise prices less than the average market price of FCX’s common stock and RSUs that were anti-dilutive.

Outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of diluted net (loss) income per share of common stock. Stock options for 43 million shares of common stock in third-quarter 2019, 38 million shares in third-quarter 2018, 42 million shares for the first nine months of 2019 and 35 million shares for the first nine months of 2018 were excluded.

NOTE 3. INVENTORIES, INCLUDING LONG-TERM MILL AND LEACH STOCKPILES

The components of inventories follow (in millions):

	September 30, 2019	December 31, 2018
Current inventories:
Total materials and supplies, net[a]	$1,619	$1,528

Mill stockpiles	$200	$282
Leach stockpiles	1,102	1,171
Total current mill and leach stockpiles	$1,302	$1,453

Raw materials (primarily concentrate)	$292	$260
Work-in-process	79	192
Finished goods	1,142	1,326
Total product	$1,513	$1,778

Long-term inventories:
Mill stockpiles	$223	$265
Leach stockpiles	1,077	1,049
Total long-term mill and leach stockpiles[b]	$1,300	$1,314

a.	Materials and supplies inventory was net of obsolescence reserves totaling $26 million at September 30, 2019, and $24 million at December 31, 2018.

b.	Estimated metals in stockpiles not expected to be recovered within the next 12 months.

FCX recorded charges of $41 million in third-quarter 2019, primarily for copper inventories, and $100 million for the first nine months of 2019, primarily for cobalt inventories ($58 million) and copper inventories ($41 million), to adjust metals inventory carrying values to net realizable value because of lower market prices (refer to Note 9 for metals inventory adjustments by business segment).

NOTE 4. INCOME TAXES

Variations in the relative proportions of jurisdictional income result in fluctuations to FCX’s consolidated effective income tax rate. Geographic sources of FCX’s benefit from (provision for) income taxes follow (in millions):

	Nine Months Ended
	September 30,
	2019		2018
U.S. operations	$73	[a]	$2
International operations	(254)		(1,545)
Total	$(181)	[b]	$(1,543)

a.	Includes tax credits totaling $24 million primarily associated with state law changes and settlement of state income tax examinations.

b.	Includes net tax charges totaling $49 million primarily to adjust deferred taxes on historical balance sheet items in accordance with tax accounting principles.
FCX’s consolidated effective income tax rate was 302 percent for the first nine months of 2019 and was 38 percent for the first nine months of 2018. FCX's consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which FCX operates. Because FCX's U.S. jurisdiction generated net losses in the first nine months of 2019 that will not result in a realized tax benefit, applicable accounting rules require FCX to adjust its estimated annual effective tax rate to exclude the impact of U.S. net losses.

NOTE 5. DEBT AND EQUITY

The components of debt follow (in millions):

	September 30, 2019	December 31, 2018
Senior notes and debentures:
Issued by FCX	$8,600	$9,594
Issued by Freeport Minerals Corporation (FMC)	357	358
Cerro Verde credit facility	825	1,023
Other	137	166
Total debt	9,919	11,141
Less current portion of debt	(4)	(17)
Long-term debt	$9,915	$11,124

Revolving Credit Facility. At September 30, 2019, FCX had no borrowings outstanding and $13 million in letters of credit issued under its revolving credit facility, resulting in availability of approximately $3.5 billion, of which approximately $1.5 billion could be used for additional letters of credit.

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

On August 15, 2019, FCX completed the sale of $600 million of 5.00% Senior Notes due 2027 and $600 million of 5.25% Senior Notes due 2029 for total net proceeds of $1.187 billion. Interest on these senior notes is payable semiannually on March 1 and September 1 of each year. These senior notes rank equally with FCX’s other existing and future unsecured and unsubordinated indebtedness. FCX used the net proceeds from this offering to fund the make-whole redemption of all of its outstanding 6.875% Senior Notes due 2023, and the concurrent tender offers to purchase a portion of its 4.00% Senior Notes due 2021 and its 3.55% Senior Notes due 2022, and the payment of accrued and unpaid interest, premiums, fees and expenses in connection with these transactions. As a result of these transactions, FCX recorded a loss on early extinguishment of debt totaling $21 million in third-quarter 2019 as follows (in millions):

	Principal Amount	Net Adjustments	Book Value	Redemption/Tender Value	Loss
FCX 6.875% Senior Notes due 2023	$728	$34	$762	$768	$6
FCX 4.00% Senior Notes due 2021	405	(2)	403	418	15
FCX 3.55% Senior Notes due 2022	12	—	12	12	—
	$1,145	$32	$1,177	$1,198	$21

Cerro Verde Credit Facility.  In March 2019, Cerro Verde prepaid $200 million on its credit facility, which resulted in a $1 million loss on early extinguishment of debt in first-quarter 2019.

Interest Expense, Net. Consolidated interest costs (before capitalization) totaled $163 million in third-quarter 2019, $167 million in third-quarter 2018, $508 million for the first nine months of 2019 and $508 million for the first nine months of 2018. Capitalized interest added to property, plant, equipment and mine development costs, net, totaled $40 million in third-quarter 2019, $24 million in third-quarter 2018, $107 million for the first nine months of 2019 and $72 million for the first nine months of 2018.

Common Stock.  On September 25, 2019, FCX declared a quarterly cash dividend of $0.05 per share on its common stock, which was paid on November 1, 2019, to common stockholders of record as of October 15, 2019.

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

Commodity Contracts.  From time to time, FCX has entered into derivative contracts to hedge the market risk associated with fluctuations in the prices of commodities it purchases and sells. Derivative financial instruments used by FCX to manage its risks do not contain credit risk-related contingent provisions. As of September 30, 2019, and December 31, 2018, FCX had no price protection contracts relating to its mine production. A discussion of FCX’s derivative contracts and programs follows.

Derivatives Designated as Hedging Instruments – Fair Value Hedges
Copper Futures and Swap Contracts. Some of FCX’s U.S. copper rod customers request a fixed market price instead of the Commodity Exchange Inc. (COMEX) average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures or swap contracts. Hedging gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses resulting from hedge ineffectiveness during the nine-month periods ended September 30, 2019 and 2018. At September 30, 2019, FCX held copper futures and swap contracts that qualified for hedge accounting for 72 million pounds at an average contract price of $2.66 per pound, with maturities through August 2021.

A summary of (losses) gains recognized in revenues for derivative financial instruments related to commodity contracts that are designated and qualify as fair value hedge transactions, including the unrealized gains (losses) on the related hedged item follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Copper futures and swap contracts:
Unrealized (losses) gains:
Derivative financial instruments	$(2)	$7	$3	$(12)
Hedged item – firm sales commitments	2	(7)	(3)	12

Realized losses:
Matured derivative financial instruments	(8)	(19)	(9)	(17)

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

A summary of FCX’s embedded derivatives at September 30, 2019, follows:

	Open Positions	Average Price Per Unit		Maturities Through
		Contract	Market
Embedded derivatives in provisional sales contracts:
Copper (millions of pounds)	424	$2.63	$2.59	February 2020
Gold (thousands of ounces)	150	1,510	1,491	November 2019
Embedded derivatives in provisional purchase contracts:
Copper (millions of pounds)	97	2.63	2.59	January 2020
Cobalt (millions of pounds)	6	9.81	12.18	December 2019

Copper Forward Contracts. Atlantic Copper, FCX’s wholly owned smelting and refining unit in Spain, enters into copper forward contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in cost of sales. At September 30, 2019, Atlantic Copper held net copper forward purchase contracts for 1 million pounds at an average contract price of $2.65 per pound, with maturities through November 2019.

Summary of (Losses) Gains. A summary of the realized and unrealized (losses) gains recognized in operating income for commodity contracts that do not qualify as hedge transactions, including embedded derivatives, follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Embedded derivatives in provisional sales contracts:[a]
Copper	$(57)	$(93)	$(57)	$(242)
Gold and other metals	6	(25)	17	(37)
Copper forward contracts[b]	—	9	(3)	17

a.	Amounts recorded in revenues.

b.	Amounts recorded in cost of sales as production and delivery costs.

Unsettled Derivative Financial Instruments
A summary of the fair values of unsettled commodity derivative financial instruments follows (in millions):

	September 30, 2019	December 31, 2018
Commodity Derivative Assets:
Derivatives designated as hedging instruments:
Copper futures and swap contracts	$—	$—
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional copper, gold and cobalt
sales/purchase contracts	6	23
Total derivative assets	$6	$23

Commodity Derivative Liabilities:
Derivatives designated as hedging instruments:
Copper futures and swap contracts	$6	$9
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional copper, gold and cobalt
sales/purchase contracts	36	39
Total derivative liabilities	$42	$48

FCX’s commodity contracts have netting arrangements with counterparties with which the right of offset exists, and it is FCX’s policy to generally offset balances by contract on its balance sheet. FCX’s embedded derivatives on provisional sales/purchase contracts are netted with the corresponding outstanding receivable/payable balances.

A summary of these unsettled commodity contracts that are offset in the balance sheets follows (in millions):

	Assets		Liabilities
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018

Gross amounts recognized:
Embedded derivatives in provisional
sales/purchase contracts	$6	$23	$36	$39
Copper derivatives	—	—	6	9
	6	23	42	48

Less gross amounts of offset:
Embedded derivatives in provisional
sales/purchase contracts	1	7	1	7
Copper derivatives	—	—	—	—
	1	7	1	7

Net amounts presented in balance sheet:
Embedded derivatives in provisional
sales/purchase contracts	5	16	35	32
Copper derivatives	—	—	6	9
	$5	$16	$41	$41

Balance sheet classification:
Trade accounts receivable	$—	$3	$17	$24
Accounts payable and accrued liabilities	5	13	24	17
	$5	$16	$41	$41

Credit Risk.  FCX is exposed to credit loss when financial institutions with which it has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. FCX does not anticipate that any of the counterparties it deals with will default on their obligations. As of September 30, 2019, the maximum amount of credit exposure associated with derivative transactions was $5 million.

Other Financial Instruments.  Other financial instruments include cash and cash equivalents, restricted cash, restricted cash equivalents, accounts receivable, investment securities, legally restricted funds, accounts payable and accrued liabilities, dividends payable and long-term debt. The carrying value for cash and cash equivalents (which included time deposits of $1.3 billion at September 30, 2019, and $2.3 billion at December 31, 2018), restricted cash, restricted cash equivalents, accounts receivable, accounts payable and accrued liabilities, and dividends payable approximates fair value because of their short-term nature and generally negligible credit losses (refer to Note 7 for the fair values of investment securities, legally restricted funds and long-term debt).

In addition, as of September 30, 2019, FCX has contingent consideration assets related to the 2016 asset sales of TF Holdings Limited (TFHL), onshore California oil and gas properties and Deepwater Gulf of Mexico (GOM) oil and gas properties (refer to Note 7 for the related fair values and to Note 2 of FCX’s 2018 Form 10-K for further discussion of these instruments).

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents. The following table provides a reconciliation of total cash, cash equivalents, restricted cash and restricted cash equivalents presented in the consolidated statements of cash flows (in millions):

	September 30, 2019	December 31, 2018
Balance sheet components:
Cash and cash equivalents	$2,247	$4,217
Restricted cash and restricted cash equivalents included in:
Other current assets	100	110
Other assets	165	128
Total cash, cash equivalents, restricted cash and restricted cash equivalents presented in the consolidated statements of cash flows	$2,512	$4,455

NOTE 7. FAIR VALUE MEASUREMENT

Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). FCX did not have any significant transfers in or out of Level 3 during third-quarter 2019.

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

	At September 30, 2019
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$27	$27	$27	$—	$—	$—
Equity securities	4	4	—	4	—	—
Total	31	31	27	4	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	59	59	59	—	—	—
Government mortgage-backed securities	41	41	—	—	41	—
Government bonds and notes	38	38	—	—	38	—
Corporate bonds	35	35	—	—	35	—
Asset-backed securities	12	12	—	—	12	—
Collateralized mortgage-backed securities	6	6	—	—	6	—
Money market funds	4	4	—	4	—	—
Municipal bonds	1	1	—	—	1	—
Total	196	196	59	4	133	—

Derivatives:
Embedded derivatives in provisional copper, gold and cobalt sales/purchase contracts in a gross asset position[c]	6	6	—	—	6	—
Contingent consideration for the sales of TFHL
and onshore California oil and gas properties[a]	67	67	—	—	67	—
Total	$73	$73	$—	$—	$73	$—

Contingent consideration for the sale of the
Deepwater GOM oil and gas properties[a]	128	110	—	—	—	110

Liabilities
Derivatives:[c]
Embedded derivatives in provisional copper, gold and cobalt sales/purchase contracts in a gross liability position	$36	$36	$—	$—	$36	$—
Copper futures and swap contracts	6	6	—	5	1	—
Total	42	42	—	5	37	—

Long-term debt, including current portion[d]	9,919	9,872	—	—	9,872	—

	At December 31, 2018
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$25	$25	$25	$—	$—	$—
Equity securities	4	4	—	4	—	—
Total	29	29	25	4	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	55	55	55	—	—	—
Government mortgage-backed securities	38	38	—	—	38	—
Government bonds and notes	36	36	—	—	36	—
Corporate bonds	28	28	—	—	28	—
Asset-backed securities	11	11	—	—	11	—
Collateralized mortgage-backed securities	7	7	—	—	7	—
Money market funds	5	5	—	5	—	—
Municipal bonds	1	1	—	—	1	—
Total	181	181	55	5	121	—

Derivatives:
Embedded derivatives in provisional copper, gold and cobalt sales/purchase contracts in a gross asset position[c]	23	23	—	—	23	—
Contingent consideration for the sales of TFHL
and onshore California oil and gas properties[a]	73	73	—	—	73	—
Total	96	96	—	—	96	—

Contingent consideration for the sale of the
Deepwater GOM oil and gas properties[a]	143	127	—	—	—	127

Liabilities
Derivatives:[c]
Embedded derivatives in provisional copper, gold and cobalt sales/purchase contracts in a gross liability position	$39	$39	$—	$—	$39	$—
Copper futures and swap contracts	9	9	—	7	2	—
Total	48	48	—	7	41	—

Long-term debt, including current portion[d]	11,141	10,238	—	—	10,238	—

a.	Current portion included in other current assets and long-term portion included in other assets.

b.
Excludes time deposits (which approximated fair value) included in (i) other current assets of $100 million at September 30, 2019, and $109 million at December 31, 2018, and (ii) other assets of $164 million at September 30, 2019, and $126 million at December 31, 2018, primarily associated with an assurance bond to support PT-FI’s commitment for the development of a new smelter in Indonesia and PT-FI’s closure and reclamation guarantees.

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

As reported in Note 2 of FCX’s 2018 Form 10-K, in November 2016, FCX’s sale of its interest in TFHL included contingent consideration of up to $120 million in cash, consisting of $60 million if the average copper price exceeds $3.50 per pound and $60 million if the average cobalt price exceeds $20 per pound, both during the 24-month period beginning January 1, 2018. The fair value of the contingent consideration derivative associated with the sale of TFHL was $59 million at September 30, 2019 (included in other current assets in the consolidated balance sheet), and $57 million at December 31, 2018 (included in other assets). Future changes in the fair value of this contingent consideration derivative will continue to be recorded in discontinued operations. Also in 2016, FCX’s sale of its onshore California oil and gas properties included contingent consideration of up to $150 million, consisting of $50 million per year for 2018, 2019 and 2020 if the price of Brent crude oil averages over $70 per barrel in each of these calendar years. The fair value of the contingent consideration derivative (included in other assets in the consolidated balance sheets) associated with the sale of the onshore California oil and gas properties was $8 million at September 30, 2019, and $16 million at December 31, 2018. Future changes in the fair value of this contingent consideration derivative will continue to be recorded in operating income. Also, contingent consideration of $50 million associated with the onshore California oil and gas properties was realized in 2018 and collected in first-quarter 2019 (included in proceeds from sales of oil and gas properties in the consolidated statements of cash flows) because the average Brent crude oil price exceeded $70 per barrel for 2018 and was included in other current assets in the consolidated balance sheet at December 31, 2018. These fair values were calculated based on average commodity price forecasts through applicable maturity dates using a Monte-Carlo simulation model. The models use various observable inputs, including Brent crude oil forward prices, historical copper and cobalt prices, volatilities, discount rates and settlement terms. As a result, these contingent consideration assets are classified within Level 2 of the fair value hierarchy.

As reported in Note 2 of FCX’s 2018 Form 10-K, in December 2016, FCX’s sale of its Deepwater GOM oil and gas properties included up to $150 million in contingent consideration that was recorded at the total amount under the loss recovery approach. The contingent consideration will be received over time as future cash flows are realized in connection with a third-party production handling agreement for an offshore platform. The first collection occurred in third-quarter 2018. The contingent consideration included in (i) other current assets totaled $18 million at September 30, 2019, and $27 million at December 31, 2018, and (ii) other assets totaled $110 million at September 30, 2019, and $116 million at December 31, 2018. The fair value of this contingent consideration was calculated based on a discounted cash flow model using inputs that include third-party estimates for reserves, production rates and production timing, and discount rates. Because significant inputs are not observable in the market, the contingent consideration is classified within Level 3 of the fair value hierarchy.

Long-term debt, including current portion, is primarily valued using available market quotes and, as such, is classified within Level 2 of the fair value hierarchy.

The techniques described above may produce a fair value that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with other market participants, the use of different techniques or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the techniques used at September 30, 2019, as compared with those techniques used at December 31, 2018.

A summary of the changes in the fair value of FCX’s Level 3 instrument, contingent consideration for the sale of the Deepwater GOM oil and gas properties, during the first nine months of 2019 follows (in millions):

Fair value at January 1, 2019	$127
Net unrealized loss related to assets still held at the end of the period	(1)
Settlements	(16)
Fair value at September 30, 2019	$110

NOTE 8. CONTINGENCIES AND COMMITMENTS

Litigation
Louisiana Parishes Coastal Erosion Cases. In September 2019, affiliates of FCX reached an agreement in principle to settle all 13 cases filed in Louisiana state courts by six south Louisiana parishes (Cameron, Jefferson, Plaquemines, St. Bernard, St. John the Baptist and Vermilion) and the parties that have intervened in the litigation, including the state of Louisiana, through the Attorney General and separately through the Louisiana Department of Natural Resources in support of the parishes’ claims, alleging that certain oil and gas exploration and production operations and sulphur mining and production operations of the FCX affiliates damaged coastal wetlands and caused significant land loss along the Louisiana coast.

The maximum out-of-pocket settlement payment will be $23.5 million with the initial payment of $15 million to be paid upon execution of the settlement agreement. The initial payment will be held in trust and later deposited into a newly formed Coastal Zone Recovery Fund (the Fund) once the state of Louisiana passes enabling legislation to establish the Fund. The settlement agreement will also require the FCX affiliates to pay into the Fund twenty annual installments of $4.25 million beginning in 2023 provided the state of Louisiana passes the enabling legislation. The first two of those annual installments are conditioned only on the enactment of the enabling legislation within three years of execution of the settlement agreement, but all subsequent installments are also conditioned on the FCX affiliates receiving simultaneous reimbursement on a dollar-for-dollar basis from the proceeds of environmental credit sales generated by the Fund, resulting in the $23.5 million maximum total payment obligation. The settlement agreement is currently expected to be executed during fourth-quarter 2019 and will need to be executed by all parties, including authorized representatives of the six south Louisiana parishes originally plaintiffs in the suit and certain other non-plaintiff Louisiana parishes and the state of Louisiana. Upon execution of the settlement agreement, the FCX affiliates will be fully released and dismissed from all 13 pending cases. The agreement in principle does not include any admission of liability by FCX or its affiliates. FCX recorded a charge in third-quarter 2019 for the initial payment of $15 million, which will be paid upon execution of the settlement agreement.

There were no significant updates to previously reported legal proceedings included in Note 12 of FCX’s 2018 Form 10-K, other than the asbestos and talc claims matter below, which was updated in Note 8 of FCX’s quarterly report on Form 10-Q for the quarters ended March 31, 2019, and June 30, 2019, and below.

Asbestos and Talc Claims. As previously disclosed, there has been a significant increase in the number of cases alleging the presence of asbestos contamination in talc-based personal care products and in cases alleging exposure to talc products that are not alleged to be contaminated with asbestos. The primary targets have been the producers of those products, but defendants in many of these cases also include talc miners. Cyprus Amax Minerals Company (CAMC), an indirect wholly owned subsidiary of FCX, and Cyprus Mines Corporation (Cyprus Mines), a wholly owned subsidiary of CAMC, are among those targets. Cyprus Mines was engaged in talc mining from 1964 until 1992 when it exited its talc business by conveying it to a third party in two related transactions. Those transactions involved (i) a transfer by Cyprus Mines of the assets of its talc business to a newly formed subsidiary that assumed all pre-sale and post-sale talc liabilities, subject to limited reservations, and (ii) a sale of the stock of that subsidiary to the third party. In 2011, the third party sold that subsidiary to Imerys Talc America (Imerys), an affiliate of Imerys S.A.

Cyprus Mines has contractual indemnification rights, subject to limited reservations, against Imerys, which has historically acknowledged those indemnification obligations, and had taken responsibility for all cases tendered to it. However, on February 13, 2019, Imerys filed for Chapter 11 bankruptcy protection, which triggered an immediate automatic stay under the federal bankruptcy code prohibiting any party from continuing or initiating litigation or asserting new claims against Imerys. As a result, Imerys is no longer defending the talc lawsuits against Cyprus Mines and CAMC. In addition, Imerys has taken the position that it alone owns, and has the sole right to access, the proceeds of the legacy insurance coverage of Cyprus Mines and CAMC for talc liabilities. In late March 2019, Cyprus Mines and CAMC challenged this position and obtained emergency relief from the bankruptcy court to gain access to the insurance until the question of ownership and contractual access can be decided in an adversary proceeding before the bankruptcy court, which was previously scheduled for October 2019, but is being rescheduled for early 2020.

During first-quarter 2019, in a case pending at the time Imerys filed bankruptcy, a California jury entered a $29 million verdict against Johnson & Johnson and Cyprus Mines, of which approximately $2 million was attributed to Cyprus Mines. Taking advantage of the temporary access to the insurance authorized by the bankruptcy court, Cyprus Mines used the insurance to fully resolve the case. Cyprus Mines and the insurers also settled several other cases set for trial in recent months, and secured delays or dismissals in other cases. At September 30, 2019, Cyprus Mines had accrued approximately $5 million related to these cases. Multiple trials have been scheduled over the remainder of 2019 and the first half of 2020, and others may be scheduled prior to the adversary proceeding regarding the legacy insurance.

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

Tax and Other Matters
As discussed in Note 12 of FCX’s 2018 Form 10-K, PT-FI received assessments from the local regional tax authorities in Papua, Indonesia, for additional taxes and penalties related to surface water taxes. In May 2019, PT-FI agreed to pay 1.394 trillion rupiah ($99 million based on the exchange rate at September 30, 2019), to settle historical disputes. In August 2019, PT-FI agreed to a revised payment schedule, paying 708.5 billion rupiah ($50 million) in October 2019, with the remaining 685.5 billion rupiah ($49 million based on the exchange rate at September 30, 2019) to be paid in February 2021. As a result of the May 2019 settlement, in second-quarter 2019, PT-FI recorded charges of $28 million to production and delivery costs ($69 million was previously accrued in 2018 for this matter). In accordance with PT-FI’s special mining license (IUPK), PT-FI is also obligated to pay surface water taxes of $15 million annually, beginning in 2019, which are recognized in production and delivery costs as incurred.

Refer to Note 12 for discussion of updates on PT-FI’s export duty matter and mine development cost tax matters.

On September 12, 2019, PT-FI received approval from the Indonesian government to increase its export quota from approximately 180,000 dry metric tons (DMT) of concentrate to approximately 680,000 DMT for the current export period, which expires March 8, 2020.

In March 2019, PT Smelting (PT-FI’s 25 percent-owned smelter and refinery in Indonesia) received an extension of its anode slimes export license through March 11, 2020.

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

FCX defers recognizing profits on sales from its mines to other segments, including Atlantic Copper Smelting & Refining, and on 25 percent of PT-FI’s sales to PT Smelting, until final sales to third parties occur. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices result in variability in FCX’s net deferred profits and quarterly earnings.
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

Product Revenues. FCX’s revenues attributable to the products it sold for the third quarters and first nine months of 2019 and 2018 follow (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Copper:
Concentrate	$952	$1,743	$3,251	$5,093
Cathode	878	1,015	2,696	3,383
Rod and other refined copper products	537	561	1,560	1,899
Purchased copper[a]	210	256	872	776
Gold	415	1,073	1,111	2,814
Molybdenum	295	286	910	882
Other[b]	202	381	697	1,179
Adjustments to revenues:
Treatment charges	(87)	(162)	(292)	(433)
Royalty expense[c]	(24)	(75)	(73)	(217)
Export duties[d]	(174)	(52)	(201)	(153)
Revenues from contracts with customers	3,204	5,026	10,531	15,223
Embedded derivatives[e]	(51)	(118)	(40)	(279)
Total consolidated revenues	$3,153	$4,908	$10,491	$14,944

a.	FCX purchases copper cathode primarily for processing by its Rod & Refining operations.

b.	Primarily includes revenues associated with cobalt and silver.

c.	Reflects royalties on sales from PT-FI and Cerro Verde that will vary with the volume of metal sold and prices.

d.
Reflects PT-FI export duties. The third quarter and first nine months of 2019 include charges totaling $166 million primarily associated with an unfavorable Indonesia Supreme Court ruling related to certain disputed export duties (refer to Note 12).

e.	Refer to Note 6 for discussion of embedded derivatives related to FCX’s provisionally priced concentrate and cathode sales contracts.

Financial Information by Business Segment

(In millions)

											Atlantic	Corporate,
	North America Copper Mines			South America							Copper	Other
				Cerro			Indonesia		Molybdenum	Rod &	Smelting	& Elimi-		FCX
	Morenci	Other	Total	Verde	Other	Total	Mining		Mines	Refining	& Refining	nations		Total
Three Months Ended September 30, 2019
Revenues:
Unaffiliated customers	$61	$19	$80	$504	$117	$621	$488	[a]	$—	$1,104	$437	$423	[b]	$3,153
Intersegment	462	598	1,060	65	—	65	—		90	8	—	(1,223)		—
Production and delivery	377	519	896	417	111	528	399		85	1,111	421	(775)		2,665
Depreciation, depletion and amortization	45	46	91	93	16	109	77		16	2	7	20		322
Metals inventory adjustments	1	37	38	2	—	2	—		1	—	—	—		41
Selling, general and administrative expenses	1	1	2	2	—	2	31		—	—	5	66		106
Mining exploration and research expenses	—	—	—	—	—	—	—		—	—	—	25		25
Environmental obligations and shutdown costs	—	—	—	—	—	—	—		—	—	—	20		20
Net loss on sales of assets	—	—	—	—	—	—	—		—	—	—	12		12
Operating income (loss)	99	14	113	55	(10)	45	(19)		(12)	(1)	4	(168)		(38)

Interest expense, net	—	1	1	25	—	25	1		—	—	5	91		123
Provision for (benefit from) income taxes	—	—	—	29	4	33	(8)		—	—	(1)	67		91
Total assets at September 30, 2019	2,943	5,005	7,948	8,500	1,723	10,223	16,447		1,786	236	680	3,623		40,943
Capital expenditures	61	163	224	61	7	68	334		5	1	9	25		666

Three Months Ended September 30, 2018
Revenues:
Unaffiliated customers	$30	$2	$32	$687	$122	$809	$1,703	[a]	$—	$1,212	$579	$573	[b]	$4,908
Intersegment	467	587	1,054	71	—	71	61		101	8	—	(1,295)		—
Production and delivery	304	485	789	519	105	624	522		76	1,215	559	(716)		3,069
Depreciation, depletion and amortization	43	45	88	122	20	142	181		20	3	6	18		458
Selling, general and administrative expenses	1	—	1	3	—	3	29		—	—	5	63		101
Mining exploration and research expenses	—	1	1	—	—	—	—		—	—	—	26		27
Environmental obligations and shutdown costs	—	2	2	—	—	—	—		—	—	—	6		8
Net gain on sales of assets	—	—	—	—	—	—	—		—	—	—	(70)		(70)
Operating income (loss)	149	56	205	114	(3)	111	1,032		5	2	9	(49)		1,315

Interest expense, net	1	—	1	15	—	15	—		—	—	7	120		143
Provision for income taxes	—	—	—	37	5	42	424		—	—	—	56		522
Total assets at September 30, 2018	2,826	4,465	7,291	8,613	1,709	10,322	11,764		1,808	284	835	5,445		37,749
Capital expenditures	63	118	181	47	3	50	246		4	1	3	22		507

a.	Includes PT-FI's sales to PT Smelting totaling $475 million in third-quarter 2019 and $827 million in third-quarter 2018.

b.	Includes revenues from FCX's molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America and South America copper mines.

(In millions)

											Atlantic	Corporate,
	North America Copper Mines			South America Mining							Copper	Other
				Cerro			Indonesia		Molybdenum	Rod &	Smelting	& Elimi-		FCX
	Morenci	Other	Total	Verde	Other	Total	Mining		Mines	Refining	& Refining	nations		Total
Nine Months Ended September 30, 2019
Revenues:
Unaffiliated customers	$89	$183	$272	$1,793	$343	$2,136	$1,776	[a]	$—	$3,403	$1,554	$1,350	[b]	$10,491
Intersegment	1,411	1,611	3,022	262	—	262	57		290	18	5	(3,654)		—
Production and delivery	1,020	1,443	2,463	1,311	337	1,648	1,509		234	3,415	1,488	(2,173)		8,584
Depreciation, depletion and amortization	128	133	261	294	48	342	281		50	7	21	59		1,021
Metals inventory adjustments	1	38	39	2	—	2	—		1	—	—	58		100
Selling, general and administrative expenses	2	2	4	6	—	6	91		—	—	15	199		315
Mining exploration and research expenses	—	1	1	—	—	—	—		—	—	—	82		83
Environmental obligations and shutdown costs	—	—	—	—	—	—	—		—	—	—	85		85
Net gain on sales of assets	—	—	—	—	—	—	—		—	—	—	(13)		(13)
Operating income (loss)	349	177	526	442	(42)	400	(48)		5	(1)	35	(601)		316

Interest expense, net	2	1	3	79	—	79	2		—	—	17	300		401
Provision for (benefit from) income taxes	—	—	—	159	(10)	149	(9)		—	—	2	39		181
Capital expenditures	172	469	641	160	16	176	992		11	3	18	76		1,917

Nine Months Ended September 30, 2018
Revenues:
Unaffiliated customers	$58	$30	$88	$2,031	$443	$2,474	$4,863	[a]	$—	$3,984	$1,758	$1,777	[b]	$14,944
Intersegment	1,636	1,917	3,553	273	—	273	114		307	24	2	(4,273)		—
Production and delivery	892	1,475	2,367	1,391	354	1,745	1,404		214	3,992	1,694	(2,626)		8,790
Depreciation, depletion and amortization	133	141	274	336	66	402	534		60	8	20	53		1,351
Metals inventory adjustments	—	2	2	—	—	—	—		—	—	—	—		2
Selling, general and administrative expenses	3	2	5	7	—	7	96		—	—	16	217		341
Mining exploration and research expenses	—	2	2	—	—	—	—		—	—	—	70		72
Environmental obligations and shutdown costs	—	2	2	—	—	—	—		—	—	—	74		76
Net gain on sales of assets	—	—	—	—	—	—	—		—	—	—	(126)		(126)
Operating income (loss)	666	323	989	570	23	593	2,943		33	8	30	(158)		4,438

Interest expense, net	3	—	3	48	—	48	—		—	—	18	367		436
Provision for income taxes	—	—	—	207	15	222	1,254		—	—	1	66		1,543
Capital expenditures	151	262	413	178	10	188	695		6	3	10	76		1,391

a.	Includes PT-FI’s sales to PT Smelting totaling $1.4 billion for the first nine months of 2019 and $2.1 billion for the first nine months of 2018.

b.	Includes revenues from FCX’s molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America and South America copper mines.

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

The following condensed consolidating financial information includes information regarding FCX, as issuer, FM O&G LLC, as guarantor, and all other non-guarantor subsidiaries of FCX. Included are the condensed consolidating balance sheets at September 30, 2019, and December 31, 2018, and the related condensed consolidating statements of comprehensive (loss) income for the three and nine months ended September 30, 2019 and 2018, and the condensed consolidating statements of cash flows for the nine months ended September 30, 2019 and 2018 (in millions), which should be read in conjunction with the other notes in these consolidated financial statements.

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2019

	FCX		FM O&G LLC	Non-guarantor		Consolidated
	Issuer		Guarantor	Subsidiaries	Eliminations	FCX
ASSETS
Current assets	$46		$606	$8,298	$(603)	$8,347
Property, plant, equipment and mine development costs, net	18		5	29,300	7	29,330
Investments in consolidated subsidiaries	17,523		—	—	(17,523)	—
Other assets	1,340		17	3,008	(1,099)	3,266
Total assets	$18,927		$628	$40,606	$(19,218)	$40,943

LIABILITIES AND EQUITY
Current liabilities	$312		$42	$3,662	$(635)	$3,381
Long-term debt, less current portion	8,600		7,215	6,003	(11,903)	9,915
Deferred income taxes	498	[a]	—	3,747	—	4,245
Environmental and asset retirement obligations, less current portion	—		237	3,321	—	3,558
Investments in consolidated subsidiaries	—		630	10,837	(11,467)	—
Other liabilities	73		3,341	2,376	(3,488)	2,302
Total liabilities	9,483		11,465	29,946	(27,493)	23,401

Equity:
Stockholders’ equity	9,444		(10,837)	8,028	2,809	9,444
Noncontrolling interests	—		—	2,632	5,466	8,098
Total equity	9,444		(10,837)	10,660	8,275	17,542
Total liabilities and equity	$18,927		$628	$40,606	$(19,218)	$40,943

a.	All U.S.-related deferred income taxes are recorded at the parent company.

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2018

	FCX		FM O&G LLC	Non-guarantor		Consolidated
	Issuer		Guarantor	Subsidiaries	Eliminations	FCX
ASSETS
Current assets	$309		$620	$10,376	$(585)	$10,720
Property, plant, equipment and mine development costs, net	19		7	27,984	—	28,010
Investments in consolidated subsidiaries	19,064		—	—	(19,064)	—
Other assets	880		23	3,218	(635)	3,486
Total assets	$20,272		$650	$41,578	$(20,284)	$42,216

LIABILITIES AND EQUITY
Current liabilities	$245		$34	$3,667	$(617)	$3,329
Long-term debt, less current portion	9,594		6,984	5,649	(11,103)	11,124
Deferred income taxes	524	[a]	—	3,508	—	4,032
Environmental and asset retirement obligations, less current portion	—		227	3,382	—	3,609
Investments in consolidated subsidiaries	—		578	10,513	(11,091)	—
Other liabilities	111		3,340	2,265	(3,486)	2,230
Total liabilities	10,474		11,163	28,984	(26,297)	24,324

Equity:
Stockholders’ equity	9,798		(10,513)	9,912	601	9,798
Noncontrolling interests	—		—	2,682	5,412	8,094
Total equity	9,798		(10,513)	12,594	6,013	17,892
Total liabilities and equity	$20,272		$650	$41,578	$(20,284)	$42,216

a.	All U.S.-related deferred income taxes are recorded at the parent company.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

Three Months Ended September 30, 2019
	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Revenues	$—	$11	$3,142	$—	$3,153
Total costs and expenses	5	28	3,165	(7)	3,191
Operating (loss) income	(5)	(17)	(23)	7	(38)
Interest expense, net	(79)	(79)	(98)	133	(123)
Other (expense) income, net	(52)	—	36	28	12
(Loss) income before income taxes and equity in affiliated companies’ net earnings (losses)	(136)	(96)	(85)	168	(149)
(Provision for) benefit from income taxes	(26)	22	(85)	(2)	(91)
Equity in affiliated companies’ net earnings (losses)	(45)	(36)	(105)	191	5
Net (loss) income from continuing operations	(207)	(110)	(275)	357	(235)
Net income from discontinued operations	—	—	1	—	1
Net (loss) income	(207)	(110)	(274)	357	(234)
Net loss (income) attributable to noncontrolling interests	—	—	22	5	27
Net (loss) income attributable to common stockholders	$(207)	$(110)	$(252)	$362	$(207)

Other comprehensive income (loss)	12	—	12	(12)	12
Total comprehensive (loss) income	$(195)	$(110)	$(240)	$350	$(195)

Three Months Ended September 30, 2018
	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Revenues	$—	$15	$4,893	$—	$4,908
Total costs and expenses	7	(2)	3,588	—	3,593
Operating (loss) income	(7)	17	1,305	—	1,315
Interest expense, net	(93)	(79)	(96)	125	(143)
Other income (expense), net	124	—	15	(125)	14
Income (loss) before income taxes and equity in affiliated companies’ net earnings (losses)	24	(62)	1,224	—	1,186
(Provision for) benefit from income taxes	(188)	11	(345)	—	(522)
Equity in affiliated companies’ net earnings (losses)	720	(6)	(54)	(656)	4
Net income (loss) from continuing operations	556	(57)	825	(656)	668
Net loss from discontinued operations	—	—	(4)	—	(4)
Net income (loss)	556	(57)	821	(656)	664
Net income attributable to noncontrolling interests	—	—	(47)	(61)	(108)
Net income (loss) attributable to common stockholders	$556	$(57)	$774	$(717)	$556

Other comprehensive income (loss)	11	—	11	(11)	11
Total comprehensive income (loss)	$567	$(57)	$785	$(728)	$567

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

Nine Months Ended September 30, 2019
	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Revenues	$—	$27	$10,464	$—	$10,491
Total costs and expenses	22	54	10,106	(7)	10,175
Operating (loss) income	(22)	(27)	358	7	316
Interest expense, net	(252)	(247)	(309)	407	(401)
Other income (expense), net	12	—	59	(46)	25
(Loss) income before income taxes and equity in affiliated companies’ net earnings (losses)	(262)	(274)	108	368	(60)
(Provision for) benefit from income taxes	(34)	62	(207)	(2)	(181)
Equity in affiliated companies’ net earnings (losses)	48	(52)	(257)	268	7
Net (loss) income from continuing operations	(248)	(264)	(356)	634	(234)
Net income from discontinued operations	—	—	2	—	2
Net (loss) income	(248)	(264)	(354)	634	(232)
Net income attributable to noncontrolling interests	—	—	(20)	4	(16)
Net (loss) income attributable to common stockholders	$(248)	$(264)	$(374)	$638	$(248)

Other comprehensive income (loss)	35	—	35	(35)	35
Total comprehensive (loss) income	$(213)	$(264)	$(339)	$603	$(213)

Nine Months Ended September 30, 2018	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Revenues	$—	$46	$14,898	$—	$14,944
Total costs and expenses	20	(10)	10,506	(10)	10,506
Operating (loss) income	(20)	56	4,392	10	4,438
Interest expense, net	(294)	(219)	(273)	350	(436)
Other income (expense), net	357	2	62	(350)	71
Income (loss) before income taxes and equity in affiliated companies’ net earnings (losses)	43	(161)	4,181	10	4,073
(Provision for) benefit from income taxes	(282)	33	(1,292)	(2)	(1,543)
Equity in affiliated companies’ net earnings (losses)	2,356	(10)	(133)	(2,208)	5
Net income (loss) from continuing operations	2,117	(138)	2,756	(2,200)	2,535
Net loss from discontinued operations	—	—	(19)	—	(19)
Net income (loss)	2,117	(138)	2,737	(2,200)	2,516
Net income attributable to noncontrolling interests	—	—	(220)	(179)	(399)
Net income (loss) attributable to common stockholders	$2,117	$(138)	$2,517	$(2,379)	$2,117

Other comprehensive income (loss)	34	—	34	(34)	34
Total comprehensive income (loss)	$2,151	$(138)	$2,551	$(2,413)	$2,151

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2019
	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Net cash provided by (used in) operating activities	$352	$(326)	$1,286	$—	$1,312

Cash flow from investing activities:
Capital expenditures	—	(4)	(1,913)	—	(1,917)
Intercompany loans	(801)	—	—	801	—
Dividends from (investments in) consolidated subsidiaries	1,697	—	70	(1,769)	(2)
Asset sales and other, net	(1)	98	(3)	—	94
Net cash provided by (used in) investing activities	895	94	(1,846)	(968)	(1,825)

Cash flow from financing activities:
Proceeds from debt	1,200	—	481	—	1,681
Repayments of debt	(2,202)	—	(715)	—	(2,917)
Intercompany loans	—	232	570	(802)	—
Cash dividends paid and contributions received, net	(218)	—	(1,696)	1,750	(164)
Other, net	(27)	—	(23)	20	(30)
Net cash (used in) provided by financing activities	(1,247)	232	(1,383)	968	(1,430)

Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	—	—	(1,943)	—	(1,943)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	—	—	4,455	—	4,455
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$—	$—	$2,512	$—	$2,512

Nine Months Ended September 30, 2018
	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Net cash (used in) provided by operating activities	$(181)	$(285)	$4,391	$—	$3,925

Cash flow from investing activities:
Capital expenditures	(2)	—	(1,389)	—	(1,391)
Intercompany loans	(558)	—	—	558	—
Dividends from (investments in) consolidated subsidiaries	2,726	—	65	(2,791)	—
Asset sales and other, net	4	3	(88)	—	(81)
Net cash provided by (used in) investing activities	2,170	3	(1,412)	(2,233)	(1,472)

Cash flow from financing activities:
Proceeds from debt	—	—	475	—	475
Repayments of debt	(1,826)	(52)	(532)	—	(2,410)
Intercompany loans	—	327	231	(558)	—
Cash dividends paid and contributions received, net	(145)	—	(3,016)	2,775	(386)
Other, net	(18)	—	(17)	16	(19)
Net cash (used in) provided by financing activities	(1,989)	275	(2,859)	2,233	(2,340)

Net (decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	—	(7)	120	—	113
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	—	7	4,703	—	4,710
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$—	$—	$4,823	$—	$4,823

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

The components of FCX’s leases presented in the consolidated balance sheet as of September 30, 2019, follow (in millions):

Lease right-of-use assets (included in property, plant, equipment and mine development costs, net)	$241

Short-term lease liabilities (included in accounts payable and accrued liabilities)	$45
Long-term lease liabilities (included in other liabilities)	211
Total lease liabilities	$256

Operating lease costs, primarily included in production and delivery expense in the consolidated statement of operations, are as follows (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019

Operating leases	$11	$44
Variable and short-term leases	19	59
Total operating lease costs	$30	$103

Lease costs totaled $80 million for the year 2018.

FCX paid $32 million during the first nine months of 2019 for lease liabilities recorded in the consolidated balance sheet (primarily included in operating cash flows in the consolidated statements of cash flows). As of September 30, 2019, the weighted-average discount rate used to determine the lease liabilities was 5.6 percent and the weighted-average remaining lease term was 8.5 years.

The future minimum payments for leases presented in the consolidated balance sheet at September 30, 2019, follow (in millions):

Remaining three months of 2019	$14
2020	55
2021	42
2022	35
2023	31
Thereafter	155
Total payments	332
Less amount representing interest	(76)
Present value of net minimum lease payments	256
Less current portion	(45)
Long-term portion	$211

Financial Instruments. In June 2016, FASB issued an ASU that requires entities to estimate all expected credit losses for most financial assets held at the reporting date based on an expected loss model, which requires consideration of historical experience, current conditions, and reasonable and supportable forecasts. This ASU also requires enhanced disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. For public companies, this ASU is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. Currently, FCX does not expect this guidance to have a material impact on its consolidated financial statements.

NOTE 12. SUBSEQUENT EVENTS

FCX evaluated events after September 30, 2019, and through the date the consolidated financial statements were issued, and took into account events and transactions occurring during this period requiring recognition or disclosure in these consolidated financial statements.

Timok Transaction. In 2016, FCX sold an interest in the upper zone of the Timok exploration project in Serbia for cash consideration of $135 million and contingent consideration of up to $107 million payable to FCX in stages upon achievement of defined development milestones.

In November 2019, FCX entered into an agreement to sell its interest in the lower zone of the Timok exploration project to an affiliate of the purchaser in the 2016 transaction, for cash consideration of $240 million at closing plus deferred payments of up to $150 million. The deferred payments will be based on the future sale of products (as defined in the agreement) from the Timok lower zone. For a period of 12 months after the third anniversary of the initial sale of products from the Timok exploration project, the purchaser can settle, or FCX can demand payment of, such deferred payment obligation, in each case, for a total of $60 million. In addition, in lieu of such payment upon achievement of defined development milestones, the purchaser agreed to pay the $107 million contingent consideration provided for in the 2016 transaction in three installment payments of $45 million by July 31, 2020, $50 million by December 31, 2021, and $12 million by March 31, 2022.

Upon closing, FCX expects to record a gain of approximately $340 million, consisting of the cash consideration payment ($240 million) and the aggregate amount of the three installment payments (approximately $100 million after discounting).

The transaction is expected to close by first-quarter 2020, subject to receipt of customary regulatory approvals.

PT-FI Export Duty Matter. As discussed in Note 12 of FCX’s 2018 Form 10-K, in accordance with PT-FI’s 2017 Memorandum of Understanding with the Indonesian government, PT-FI agreed to pay export duties of 5 percent on the value of copper concentrate export sales until completion of the divestment and new IUPK. The Indonesia Customs Office applied a 7.5 percent duty. PT-FI paid the 2.5 percent difference for the period between April 2017 and December 21, 2018, totaling $155 million, under protest and appealed the disputed amounts to the Indonesia Tax Court. The Indonesia Tax Court subsequently announced rulings in favor of PT-FI related to individual cases involving $29 million of the disputed amounts, which were refunded by the Indonesia Customs Office to PT-FI.

The Indonesia Customs Office appealed the Indonesia Tax Court decisions on these cases to the Indonesia Supreme Court. On October 29, 2019, the Indonesia Supreme Court posted on its website rulings unfavorable to PT-FI for certain of the appealed cases involving approximately half of the $29 million that had been refunded to PT-FI.

As a result of the October 2019 ruling, under applicable accounting guidance, FCX recorded a charge of $155 million ($76 million to net loss attributable to common stock or $0.05 per share) during third-quarter 2019 to fully reserve for this matter. PT-FI continues to believe that a 5 percent export duty was applicable during this period and is evaluating options to recover these overpayments.

Under PT-FI’s IUPK entered into on December 21, 2018, the applicable export duty is 5 percent, declining to 2.5 percent when smelter development progress exceeds 30 percent and eliminated when smelter development progress exceeds 50 percent.

PT-FI Mine Development Cost Tax Matters. As discussed in Note 12 of FCX’s 2018 Form 10-K, PT-FI received unfavorable decisions from the Indonesia Tax Court with respect to its appeal of disallowed items on its 2012 and 2014 corporate income tax returns related to the tax treatment of mine development costs. On October 31, 2019, the Indonesia Supreme Court posted on its website a ruling unfavorable to PT-FI regarding its appeal of the Indonesia Tax Court decision regarding the tax treatment of mine development costs in its 2014 tax return. PT-FI is working with its advisors to estimate the aggregate potential exposure of this ruling, which could be significant after taking into account potential applicable penalties and interest and potential application to other years under dispute. PT-FI believes its treatment of mine development costs were appropriate under applicable provisions of the Contract of Work. The IUPK entered into on December 21, 2018, also provides for deductibility of mine development costs.

Under applicable accounting guidelines, adjustments for income tax matters such as this are reflected in the period in which the item becomes known and will be incorporated in FCX’s fourth-quarter 2019 results.

PT-FI will continue to defend its positions on these matters.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Freeport-McMoRan Inc.

Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of Freeport-McMoRan Inc. (the Company) as of September 30, 2019, the related consolidated statements of operations, comprehensive (loss) income, and equity for the three- and nine-month periods ended September 30, 2019 and 2018, the consolidated statements of cash flows for the nine-month periods ended September 30, 2019 and 2018, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
November 6, 2019

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

EXPLANATORY NOTE

The consolidated financial results included in this quarterly report on Form 10-Q contain an adjustment to the consolidated financial results issued in our press release to report results for the third-quarter and nine-month periods ended September 30, 2019, furnished on Form 8-K on October 23, 2019 (third-quarter 2019 release). On October 29, 2019, the Indonesia Supreme Court posted on its website rulings unfavorable to PT-FI related to certain of the disputed export duty cases during the period April 2017 through December 2018. As a result of the unfavorable ruling, we, after issuance of our third-quarter 2019 release, recorded a charge of $155 million ($76 million to net loss attributable to common stock or $0.05 per share) in third-quarter 2019 to fully reserve for this matter. As a result, our net loss attributable to common stock increased from $131 million ($0.09 per share) to $207 million ($0.15 per share) in third-quarter 2019, and from $172 million ($0.12 per share) to $248 million ($0.17 per share) for the first nine months of 2019. The impact of the adjustment is reflected in the consolidated financial results included in this quarterly report on Form 10-Q. The adjustment had no impact on net operating cash flows or non-generally accepted accounting principles (GAAP) financial measures previously reported for third-quarter 2019. Refer to Note 12 for further discussion.

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

We believe that we have a high-quality portfolio of long-lived copper assets positioned to generate long-term value. We continue to advance a project to develop the Lone Star leachable ores near the Safford operation in eastern Arizona, which is now approximately two-thirds complete, and PT Freeport Indonesia (PT-FI) continues to advance several projects in the Grasberg minerals district related to the development of its large-scale, long-lived, high-grade underground ore bodies. We are also pursuing other opportunities to enhance our mines’ net present values, and we continue to advance studies for future development of our copper resources, the timing of which will be dependent on market conditions.

Our innovation-driven initiatives to enhance productivity and grow operations with low capital intensity are progressing. Early results from these initiatives have been positive, and we expect to incorporate these enhancements into our future mine plans for our North America and South America operations in 2020.

PT-FI commenced production from its significant underground ore bodies and continues to achieve important milestones to produce large-scale quantities of copper and gold following the transition from the Grasberg open pit (refer to “Operations - Indonesia Mining” for further discussion).

Net (loss) income attributable to common stock totaled $(207) million in third-quarter 2019, $556 million in third-quarter 2018, $(248) million for the first nine months of 2019 and $2.1 billion for the first nine months of 2018. The results for the 2019 periods, compared with 2018 periods, primarily reflect lower copper and gold sales volumes resulting from anticipated lower mill rates and ore grades in Indonesia as PT-FI transitions mining from the open pit to underground, lower copper prices and other net charges. Refer to “Consolidated Results” for further discussion.

At September 30, 2019, we had $2.2 billion in consolidated cash and cash equivalents and $9.9 billion in total debt. We had no borrowings and $3.5 billion was available under our $3.5 billion, unsecured revolving credit facility at September 30, 2019. Refer to Note 5 for discussion of debt and “Capital Resources and Liquidity” for discussion of our third-quarter 2019 debt transactions.

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

Consolidated Sales Volumes
Following are our projected consolidated sales volumes for the year 2019 (which is a transition year for our Indonesia mining operations):

Copper (millions of recoverable pounds):
North America copper mines	1,450
South America mining	1,170
Indonesia mining	635
Total	3,255

Gold (thousands of recoverable ounces)	874

Molybdenum (millions of recoverable pounds)	92	[a]

a.	Projected molybdenum sales include 32 million pounds produced by our Molybdenum mines and 60 million pounds produced by our North America and South America copper mines.

Consolidated sales volumes in fourth-quarter 2019 are expected to approximate 870 million pounds of copper, 200 thousand ounces of gold and 24 million pounds of molybdenum. As PT-FI transitions mining from the open pit to underground, metal production is currently expected to improve significantly by 2021.

Consolidated Unit Net Cash Costs
Assuming average prices of $1,500 per ounce of gold and $12.00 per pound of molybdenum in fourth-quarter 2019 and achievement of current sales volume and cost estimates, consolidated unit net cash costs (net of by-product credits) for our copper mines are expected to average $1.76 per pound of copper for the year 2019.

The impact of price changes during fourth-quarter 2019 on consolidated unit net cash costs for the year 2019 would approximate $0.005 per pound for each $50 per ounce change in the average price of gold and $0.005 per pound for each $2 per pound change in the average price of molybdenum. Quarterly unit net cash costs vary with fluctuations in sales volumes and realized prices, primarily for gold and molybdenum. Refer to “Consolidated Results – Production and Delivery Costs” for further discussion of consolidated production costs for our mining operations.

Consolidated Operating Cash Flow
Our consolidated operating cash flows vary with sales volumes; prices realized from copper, gold and molybdenum sales; production costs; income taxes; other working capital changes; and other factors. Based on current sales volume and cost estimates, and assuming average prices of $2.60 per pound of copper, $1,500 per ounce of gold and $12.00 per pound of molybdenum in fourth-quarter 2019, our consolidated operating cash flows are estimated to approximate $1.6 billion (including $0.2 billion of working capital sources and timing of other tax payments) for the year 2019. Estimated consolidated operating cash flows for the year 2019 also reflect an estimated income tax provision of $0.3 billion (refer to “Consolidated Results – Income Taxes” for further discussion of our projected income tax rate for the year 2019). The impact of price changes during fourth-quarter 2019 on operating cash flows would approximate $90 million for each $0.10 per pound change in the average price of copper, $10 million for each $50 per ounce change in the average price of gold and $15 million for each $2 per pound change in the average price of molybdenum.

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

MARKETS

World prices for copper, gold and molybdenum can fluctuate significantly. During the period from January 2009 through September 2019, the London Metal Exchange (LME) copper settlement price varied from a low of $1.38 per pound in 2009 to a record high of $4.60 per pound in 2011; the London Bullion Market Association (LBMA) PM gold price fluctuated from a low of $810 per ounce in 2009 to a record high of $1,895 per ounce in 2011; and the Metals Week Molybdenum Dealer Oxide weekly average price ranged from a low of $4.46 per pound in 2015 to a high of $18.60 per pound in 2010. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in “Risk Factors” contained in Part I, Item 1A. of our 2018 Form 10-K.

LME Copper Prices

Through September 30, 2019

1,500
1,200
900
600
300
-
000s of metric tons
$5.00
$4.50
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$-
Dollars per pound
Exchange Stocks
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
Exchange Stocks
LME Copper Prices

This graph presents LME copper settlement prices and the combined reported stocks of copper at the LME, Commodity Exchange Inc., a division of the New York Mercantile Exchange, and the Shanghai Futures Exchange from January 2009 through September 2019. During third-quarter 2019, LME copper settlement prices ranged from a low of $2.51 per pound to a high of $2.75 per pound, averaged $2.63 per pound and settled at $2.60 per pound on September 30, 2019. During the first nine months of 2019, copper prices continued to be negatively impacted primarily by the trade dispute between the U.S. and China and a slowing global economy. The LME copper settlement price was $2.64 per pound on October 31, 2019.

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

London Gold Prices
Through September 30, 2019
$1,850
$1,650
$1,450
$1,250
$1,050
$850
$650
$450
$250
Dollars per ounce
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019

This graph presents LBMA PM gold prices from January 2009 through September 2019. During third-quarter 2019, LBMA PM gold prices ranged from a low of $1,389 per ounce to a high of $1,546 per ounce, averaged $1,472 per ounce, and closed at $1,485 per ounce on September 30, 2019. The LBMA PM gold price was $1,511 per ounce on October 31, 2019.

Metals Week Molybdenum Dealer Oxide Prices
Through September 30, 2019
$25
$20
$15
$10
$5
$0
Dollars per pound
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019

This graph presents the Metals Week Molybdenum Dealer Oxide weekly average price from January 2009 through September 2019. During third-quarter 2019, the weekly average price of molybdenum ranged from a low of $11.65 per pound to a high of $11.99 per pound, averaged $11.83 per pound, and was $11.78 per pound on September 30, 2019. The Metals Week Molybdenum Dealer Oxide weekly average price was $9.96 per pound on October 31, 2019.

CONSOLIDATED RESULTS

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
SUMMARY FINANCIAL DATA	(in millions, except per share amounts)
Revenues[a,b]	$3,153	[c]	$4,908		$10,491	[c]	$14,944
Operating (loss) income[a,d,e]	$(38)	[f,g]	$1,315	[h]	$316	[f,g]	$4,438	[f,h]
Net (loss) income from continuing operations[i]	$(235)	[j,k]	$668		$(234)	[j,k]	$2,535	[j,k,l]
Net income (loss) from discontinued operations[m]	$1		$(4)		$2		$(19)
Net (loss) income attributable to common stock	$(207)		$556		$(248)		$2,117
Diluted net (loss) income per share of common stock:
Continuing operations	$(0.15)		$0.38		$(0.17)		$1.46
Discontinued operations	—		—		—		(0.01)
	$(0.15)		$0.38		$(0.17)		$1.45

Diluted weighted-average common shares outstanding	1,452		1,458		1,451		1,458

Operating cash flows[n]	$224		$1,247		$1,312		$3,925
Capital expenditures	$666		$507		$1,917		$1,391
At September 30:
Cash and cash equivalents	$2,247		$4,580		$2,247		$4,580
Total debt, including current portion	$9,919		$11,287		$9,919		$11,287

a.	Refer to Note 9 for a summary of revenues and operating income by operating division.

b.	Includes adjustments to embedded derivatives for provisionally priced concentrate and cathode sales (refer to Note 6).

c.
Includes charges totaling $166 million ($82 million to net loss attributable to common stock or $0.06 per share) primarily associated with an unfavorable Indonesia Supreme Court ruling related to certain disputed PT-FI export duties (refer to Note 12).

d.
Includes net (losses) gains on sales of assets totaling $(12) million ($(12) million to net loss attributable to common stock or $(0.01) per share) in third-quarter 2019, $70 million ($70 million to net income attributable to common stock or $0.05 per share) in third-quarter 2018, $13 million ($13 million to net loss attributable to common stock or $0.01 per share) for the first nine months of 2019 and $126 million ($126 million to net income attributable to common stock or $0.09 per share) for the first nine months of 2018, associated with sales of oil and gas assets, including adjustments to the estimated fair value of contingent consideration related to the 2016 sale of onshore California oil and gas properties (refer to Note 7).

e.
Includes net charges to environmental obligations and related litigation reserves totaling $19 million ($19 million to net loss attributable to common stock or $0.01 per share) in third-quarter 2019, $2 million ($2 million to net income attributable to common stock or less than $0.01 per share) in third-quarter 2018, $63 million ($63 million to net loss attributable to common stock or $0.04 per share) for the first nine months of 2019 and $52 million ($52 million to net income attributable to common stock or $0.04 per share) for the first nine months of 2018.

f.
Includes metals inventory adjustments totaling $41 million ($40 million to net loss attributable to common stock or $0.03 per share) in third-quarter 2019, $100 million ($67 million to net loss attributable to common stock or $0.04 per share) for the first nine months of 2019 and $2 million ($2 million to net income attributable to common stock or less than $0.01 per share) for the first nine months of 2018.

g.
Includes other net charges totaling $13 million ($8 million to net loss attributable to common stock or $0.01 per share) in third-quarter 2019 primarily associated with asset impairment. The first nine months of 2019 includes net charges totaling $65 million ($32 million to net loss attributable to common stock or $0.02 per share) primarily associated with an adjustment to the settlement of the historical surface water tax disputes in Indonesia, weather-related issues at El Abra and for oil and gas inventory adjustments, partly offset by a credit for an asset retirement obligation adjustment.

h.
Includes charges totaling $69 million ($22 million to net income attributable to common stock or $0.02 per share) related to Cerro Verde’s new three-year collective labor agreement (CLA). The first nine months of 2018 also included other net credits to mining operations totaling $10 million ($4 million to net income attributable to common stock or less than $0.01 per share).

i.	We defer recognizing profits on intercompany sales until final sales to third parties occur. Refer to “Operations – Smelting and Refining” for a summary of net impacts from changes in these deferrals.

j.
Includes net (losses) gains on early extinguishment of debt totaling $(21) million ($(21) million to net loss attributable to common stock or $(0.01) per share) in third-quarter 2019, $(27) million ($(26) million to net loss attributable to common stock or $(0.02) per share) for the first nine months of 2019 and $8 million ($8 million to net income attributable to common stock or $0.01 per share) for the first nine months of 2018. Refer to Note 5 for further discussion.

k.
Includes net tax (charges) credits totaling $(56) million ($(19) million net of noncontrolling interests or $(0.01) per share) in third-quarter 2019 and $30 million ($5 million net of noncontrolling interests or less than $0.01 per share) for the first nine months of 2019. The first nine months of 2018 includes a tax credit of $5 million (less than $0.01 per share). Refer to “Income Taxes” for further discussion of net tax (charges) credits for the first nine months of 2019 and 2018.

l.
Includes interest received on tax refunds totaling $30 million ($19 million to net income attributable to common stock or $0.01 per share) for the first nine months of 2018, mostly associated with the refund of PT-FI’s prior years’ tax receivables.

m.
Primarily reflects adjustments to the estimated fair value of contingent consideration related to the November 2016 sale of our interest in TF Holdings Limited, which will continue to be adjusted through December 31, 2019.

n.
Includes working capital (uses) sources and timing of other tax payments of $(157) million in third-quarter 2019, $59 million in third-quarter 2018, $124 million for the first nine months of 2019 and $(154) million for the first nine months of 2018.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018		2019	2018
SUMMARY OPERATING DATA
Copper (millions of recoverable pounds)
Production	864	1,006		2,420	2,972
Sales, excluding purchases	795	1,044		2,386	3,026
Average realized price per pound	$2.62	$2.80		$2.71	$2.96
Site production and delivery costs per pound[a]	$2.05	$1.73	[b]	$2.16	$1.70	[b]
Unit net cash costs per pound[a]	$1.59	$0.93	[b]	$1.76	$0.95	[b]
Gold (thousands of recoverable ounces)
Production	333	760		659	2,105
Sales, excluding purchases	243	837		674	2,123
Average realized price per ounce	$1,487	$1,191		$1,380	$1,249
Molybdenum (millions of recoverable pounds)
Production	21	23		69	69
Sales, excluding purchases	22	22		68	70
Average realized price per pound	$12.89	$12.40		$12.92	$12.41

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

b.	Includes charges totaling $0.07 per pound of copper in third-quarter 2018 and $0.02 per pound of copper for the first nine months of 2018 associated with Cerro Verde's new three-year CLA.

Revenues
Consolidated revenues totaled $3.2 billion in third-quarter 2019, $4.9 billion in third-quarter 2018, $10.5 billion for the first nine months of 2019 and $14.9 billion for the first nine months of 2018. Revenues from our mining operations primarily include the sale of copper concentrate, copper cathode, copper rod, gold in concentrate and molybdenum. Refer to Note 9 for a summary of product revenues.

Following is a summary of changes in our consolidated revenues between periods (in millions):

	Three Months Ended September 30,	Nine Months Ended September 30,

Consolidated revenues - 2018 period	$4,908	$14,944
Lower sales volumes:
Copper	(698)	(1,897)
Gold	(707)	(1,809)
Molybdenum	(5)	(24)
(Lower) higher average realized prices:
Copper	(143)	(596)
Gold	72	89
Molybdenum	11	35
Adjustments for prior period provisionally priced copper sales	69	128
Lower treatment charges	75	141
(Lower) higher revenues from purchased copper	(46)	96
Lower cobalt revenues	(144)	(406)
Lower Atlantic Copper revenues	(142)	(201)
(Higher) lower royalties and export duties	(71)	96
Other, including intercompany eliminations	(26)	(105)
Consolidated revenues - 2019 period	$3,153	$10,491

Sales Volumes. Consolidated copper and gold sales volumes decreased in the 2019 periods, compared to the 2018 periods, primarily reflecting anticipated lower mill rates and ore grades as PT-FI transitions mining from the open pit to underground. Refer to “Operations” for further discussion of sales volumes at our mining operations.

Realized Prices. Our consolidated revenues can vary significantly as a result of fluctuations in the market prices of copper, gold and molybdenum. Average realized prices in third-quarter 2019, compared with third-quarter 2018, were 6 percent lower for copper, 25 percent higher for gold and 4 percent higher for molybdenum, and average realized prices for the first nine months of 2019, compared with first nine months of 2018, were 8 percent lower for copper, 10 percent higher for gold and 4 percent higher for molybdenum.

Average realized copper prices include net (unfavorable) favorable adjustments to current period provisionally priced copper sales (i.e., provisionally priced sales in the third quarters of 2019 and 2018 and for the first nine months of 2019 and 2018) totaling $(15) million in third-quarter 2019 and $(115) million for the first nine months of 2019, compared with $18 million in third-quarter 2018 and $(172) million for the first nine months of 2018. As discussed in Note 6, substantially all of our copper concentrate and cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) based primarily on quoted LME monthly average copper prices. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on provisionally priced concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until final pricing on the date of settlement. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs.

Prior Period Provisionally Priced Copper Sales. Net (unfavorable) favorable adjustments to prior periods’ provisionally priced copper sales (i.e., provisionally priced sales at June 30, 2019 and 2018 and December 31, 2018 and 2017) recorded in consolidated revenues totaled $(42) million in third-quarter 2019 and $58 million for the first nine months of 2019, compared with $(111) million in third-quarter 2018 and $(70) million for the first nine months of 2018. Refer to Notes 6 and 9 for a summary of total adjustments to prior period and current period provisionally priced sales.

At September 30, 2019, we had provisionally priced copper sales totaling 249 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average of $2.59 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the September 30,

2019, provisional price recorded would have an approximate $9 million effect on our 2019 net income attributable to common stock. The LME copper price settled at $2.64 per pound on October 31, 2019.

Treatment Charges. Revenues from our concentrate sales are recorded net of treatment charges, which will vary with the sales volumes and the price of copper.

Purchased Copper. We purchase copper cathode primarily for processing by our Rod & Refining operations. Purchased copper volumes totaled 79 million pounds in third-quarter 2019 and 310 million pounds for the first nine months of 2019, compared with 93 million pounds in third-quarter 2018 and 257 million pounds for the first nine months of 2018.

Lower Cobalt Revenues. Cobalt revenues totaled $116 million in third-quarter 2019 and $407 million for the first nine months of 2019, compared with $260 million in third-quarter 2018 and $813 million for the first nine months of 2018. Lower revenues in the 2019 periods, compared with the 2018 periods, primarily reflect lower cobalt prices.

Atlantic Copper Revenues. Atlantic Copper revenues totaled $437 million in third-quarter 2019 and $1.6 billion for the first nine months of 2019, compared with $579 million in third-quarter 2018 and $1.8 billion for the first nine months of 2018. Lower revenues in the 2019 periods, compared with the 2018 periods, primarily reflect lower copper sales volumes and lower copper prices.

Royalties and Export Duties. Royalties are primarily for sales from PT-FI and vary with the volume of metal sold and the prices of copper and gold. PT-FI will continue to pay export duties until development progress for the new smelter in Indonesia exceeds 50 percent. The third quarter and first nine months of 2019 include charges totaling $166 million, primarily associated with an unfavorable Indonesia Supreme Court ruling related to certain disputed PT-FI export duties (refer to Note 12). Refer to Note 9 for a summary of royalty expense and export duties.

Production and Delivery Costs
Consolidated production and delivery costs totaled $2.7 billion in third-quarter 2019, $3.1 billion in third-quarter 2018, $8.6 billion for the first nine months of 2019 and $8.8 billion for the first nine months of 2018. Lower consolidated production and delivery costs in the 2019 periods, compared with the 2018 periods, primarily reflect lower copper volumes.

Site Production and Delivery Costs Per Pound. Site production and delivery costs for our copper mining operations primarily include labor, energy and commodity-based inputs, such as sulphuric acid, reagents, liners, tires and explosives. Consolidated site production and delivery costs (before net noncash and other costs) for our copper mines averaged $2.05 per pound of copper in third-quarter 2019, $1.73 per pound of copper in third-quarter 2018, $2.16 per pound of copper for the first nine months of 2019 and $1.70 per pound of copper for the first nine months of 2018. Higher consolidated site production and delivery costs per pound in the 2019 periods, compared with the 2018 periods, primarily reflect lower volumes associated with PT-FI’s transition from mining the open pit to underground. Refer to “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements.

Depreciation, Depletion and Amortization
Depreciation will vary under the unit-of-production (UOP) method as a result of changes in sales volumes and the related UOP rates at our mining operations. Consolidated depreciation, depletion and amortization (DD&A) totaled $322 million in third-quarter 2019, $458 million in third-quarter 2018, $1.0 billion for the first nine months of 2019 and $1.4 billion for the first nine months of 2018. For the year 2019, consolidated DD&A is expected to approximate $1.45 billion, compared with $1.75 billion for the year 2018. Lower DD&A in the 2019 periods, compared with the 2018 periods, primarily reflects lower sales volumes, and lower UOP rates because of increased reserves at our North America and South America mines as a result of a higher copper price assumption at December 31, 2018.

Mining Exploration and Research Expenses
Consolidated exploration and research expenses for our mining operations totaled $25 million in third-quarter 2019, $27 million in third-quarter 2018, $83 million for the first nine months of 2019 and $72 million for the first nine months of 2018. Our mining exploration activities are generally associated with our existing mines, focusing on opportunities to expand reserves and resources to support development of additional future production capacity. A drilling program to further delineate the Lone Star resource continues to indicate significant additional mineralization in this district, with higher ore grades than our other North America copper mines. Exploration spending totaled $62 million for the first nine months of 2019 and is expected to approximate $80 million for the year 2019.

Environmental Obligations and Shutdown Costs
Environmental obligation costs reflect net revisions to our long-term environmental obligations, which vary from period to period because of changes to environmental laws and regulations, the settlement of environmental matters and/or circumstances affecting our operations that could result in significant changes in our estimates. Shutdown costs include care-and-maintenance costs and any litigation, remediation or related expenditures associated with closed facilities or operations. Net charges for environmental obligations and shutdown costs totaled $20 million in third-quarter 2019, $8 million in third-quarter 2018, $85 million for the first nine months of 2019 and $76 million for the first nine months of 2018. Higher environmental obligations and shutdown costs in the 2019 periods, compared to the 2018 periods, primarily reflect increased legal expenses associated with our legacy talc mining subsidiaries. Refer to Note 8 for further discussion of talc-related litigation.

Interest Expense, Net
Consolidated interest costs (before capitalization) totaled $163 million in third-quarter 2019, $167 million in third-quarter 2018 and $508 million for both the first nine months of 2019 and 2018, and include interest expense associated with disputed Cerro Verde royalties and related matters totaling $14 million in third-quarter 2019, $1 million in third-quarter 2018, $44 million for the first nine months of 2019 and $7 million for the nine months of 2018. Consolidated interest costs, excluding interest expense for disputed Cerro Verde royalties and related matters, decreased in the 2019 periods, compared to the 2018 periods, primarily reflecting the redemption of our 3.100% Senior Notes due 2020 and a prepayment on the Cerro Verde credit facility. Refer to Note 5 for further discussion of our 2019 debt transactions.

Capitalized interest varies with the level of expenditures for our development projects and average interest rates on our borrowings, and totaled $40 million in third-quarter 2019, $24 million in third-quarter 2018, $107 million for the first nine months of 2019 and $72 million for the first nine months of 2018. Refer to “Capital Resources and Liquidity - Investing Activities” for discussion of capital expenditures associated with our major development projects.

Income Taxes
Following is a summary of the approximate amounts used in the calculation of our consolidated income tax (provision) benefit (in millions, except percentages):

	Nine Months Ended September 30,
	2019					2018
	Income (Loss)[a]	Effective Tax Rate		Income Tax (Provision) Benefit		Income[a]	Effective Tax Rate	Income Tax (Provision) Benefit
U.S.[b]	$(384)	7%		$26	[c]	$339	(1)%	$3	[c]
South America	335	44%		(149)		566	39%	(222)
Indonesia	135	37%		(50)	[d]	2,982	42%	(1,254)
PT-FI export duty matter[e]	(155)	38%		59		—	N/A	—
Adjustment to deferred taxes[f]	—	N/A		(49)		—	N/A	—
Eliminations and other	9	N/A		(31)		186	N/A	(37)
Rate adjustment[g]	—	N/A		13		—	N/A	(33)
Consolidated FCX	$(60)	(302)%	[h]	$(181)		$4,073	38%	$(1,543)

a.	Represents income from continuing operations before income taxes and equity in affiliated companies’ net earnings.

b.
In addition to our North America mining operations, the U.S. jurisdiction reflects corporate-level expenses, which include interest expense associated with senior notes, general and administrative expenses, and environmental obligations and shutdown costs.

c.
The first nine months of 2019 include tax credits of $12 million associated with the settlement of state income tax examinations and $12 million associated with state law changes. The first nine months of 2018 include a tax credit of $5 million associated with the settlement of a state income tax examination.

d.	Includes a tax charge of $5 million ($4 million net of noncontrolling interest) primarily for non-deductible penalties related to PT-FI’s surface water tax settlement.

e.	Refer to Note 12 for further discussion of the unfavorable Indonesia Supreme Court ruling related to certain disputed PT-FI export duties.

f.
Includes net tax charges totaling $49 million ($15 million net of noncontrolling interests) primarily to adjust deferred taxes on historical balance sheet items in accordance with tax accounting principles.

g.	In accordance with applicable accounting rules, we adjust our interim provision for income taxes to equal our consolidated tax rate.

h.
Our consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which we operate, excluding the U.S. jurisdiction. Because our U.S. jurisdiction generated net losses in the first nine months of 2019 that will not result in a realized tax benefit, applicable accounting rules require us to adjust our estimated annual effective tax rate to exclude the impact of U.S. net losses.

Assuming achievement of current sales volume and cost estimates and average prices of $2.60 per pound for copper, $1,500 per ounce for gold and $12.00 per pound for molybdenum in fourth-quarter 2019, we estimate our consolidated tax provision for the year 2019 would approximate $0.3 billion. Changes in sales volumes and average prices during fourth-quarter 2019 would incur tax impacts at estimated effective rates of 38 percent for Indonesia, 40 percent for Peru and 0 percent for the U.S.

Changes to the relative proportions of jurisdictional income result in fluctuations to our consolidated effective income tax rate. Because of our U.S. tax position, we do not record a financial statement impact for income or losses generated in the U.S.; therefore, the consolidated effective tax rate is generally higher than the international rates at lower copper prices and lower than international rates at higher copper prices.

OPERATIONS

North America Copper Mines
We operate seven open-pit copper mines in North America – Morenci, Bagdad, Safford, Sierrita and Miami in Arizona, and Chino and Tyrone in New Mexico. All of the North America mining operations are wholly owned, except for Morenci. We record our 72 percent undivided joint venture interest in Morenci using the proportionate consolidation method.

The North America copper mines include open-pit mining, sulfide ore concentrating, leaching and solution extraction/electrowinning (SX/EW) operations. A majority of the copper produced at our North America copper mines is cast into copper rod by our Rod & Refining segment. The remainder of our North America copper production is sold as copper cathode or copper concentrate, a portion of which is shipped to Atlantic Copper (our wholly owned smelter). Molybdenum concentrate, gold and silver are also produced by certain of our North America copper mines.

Operating and Development Activities. We have significant undeveloped reserves and resources in North America and a portfolio of potential long-term development projects. Future investments will be undertaken based on the results of economic and technical feasibility studies, and are dependent on market conditions. We continue to pursue projects to enhance productivity through innovative technologies and to identify opportunities to reduce the capital intensity of our potential long-term development projects. Early results from innovation initiatives have been positive, and we expect to incorporate these enhancements into our future mine plans in 2020.

Through exploration drilling, we have identified a significant resource at our wholly owned Lone Star copper leach project located near the Safford operation in eastern Arizona. An initial project to develop the Lone Star leachable ores commenced in 2018, with first production expected by the end of 2020. Initial production from the Lone Star leachable ores is expected to average approximately 200 million pounds of copper per year, with the potential for future expansion options. Total capital costs for the initial project, including mine equipment and pre-production stripping, are expected to approximate $850 million and will benefit from the utilization of existing infrastructure at the adjacent Safford operation. As of September 30, 2019, approximately $575 million has been incurred for this project, which is on schedule and within budget. The project also advances exposure to a significant sulfide resource. We expect to incorporate positive drilling and ongoing results in our future development plans.

Operating Data. Following is summary consolidated operating data for the North America copper mines:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating Data, Net of Joint Venture Interests
Copper (millions of recoverable pounds)
Production	390	349	1,096	1,051
Sales, excluding purchases	395	350	1,084	1,095
Average realized price per pound	$2.65	$2.77	$2.74	$3.02

Molybdenum (millions of recoverable pounds)
Production[a]	8	8	24	23

100% Operating Data
Leach operations
Leach ore placed in stockpiles (metric tons per day)	756,900	657,600	753,400	673,800
Average copper ore grade (percent)	0.24	0.22	0.23	0.25
Copper production (millions of recoverable pounds)	270	242	741	723

Mill operations
Ore milled (metric tons per day)	337,700	297,800	324,600	297,900
Average ore grade (percent):
Copper	0.33	0.34	0.34	0.35
Molybdenum	0.02	0.03	0.02	0.02
Copper recovery rate (percent)	88.5	87.4	87.9	88.1
Copper production (millions of recoverable pounds)	198	173	569	531

a.	Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at the North America copper mines.

North America’s consolidated copper sales volumes of 395 million pounds in third-quarter 2019 were higher than third-quarter 2018 copper sales volumes of 350 million pounds, primarily reflecting higher leach production and higher mining and milling rates. North America’s consolidated copper sales volumes totaled 1.1 billion pounds for each of the first nine months of 2019 and 2018. North America copper sales are estimated to approximate 1.45 billion pounds for the year 2019.

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

	Three Months Ended September 30,
	2019			2018
	By- Product Method	Co-Product Method		By- Product Method	Co-Product Method
		Copper	Molyb- denum[a]		Copper	Molyb- denum[a]
Revenues, excluding adjustments	$2.65	$2.65	$11.98	$2.77	$2.77	$11.54

Site production and delivery, before net noncash and other costs shown below	2.03	1.88	9.28	1.98	1.79	9.76
By-product credits	(0.22)	—	—	(0.26)	—	—
Treatment charges	0.11	0.11	—	0.10	0.10	—
Unit net cash costs	1.92	1.99	9.28	1.82	1.89	9.76
DD&A	0.22	0.22	0.76	0.25	0.23	0.80
Metals inventory adjustments	0.10	0.10	—	—	—	—
Noncash and other costs, net	0.08	0.06	0.45	0.08	0.06	0.29
Total unit costs	2.32	2.37	10.49	2.15	2.18	10.85
Revenue adjustments, primarily for pricing on prior period open sales	(0.03)	(0.03)	—	(0.02)	(0.02)	—
Gross profit per pound	$0.30	$0.25	$1.49	$0.60	$0.57	$0.69

Copper sales (millions of recoverable pounds)	394	394		350	350
Molybdenum sales (millions of recoverable pounds)[a]			8			8

	Nine Months Ended September 30,
	2019			2018
	By- Product Method	Co-Product Method		By- Product Method	Co-Product Method
		Copper	Molyb- denum[a]		Copper	Molyb- denum[a]
Revenues, excluding adjustments	$2.74	$2.74	$12.03	$3.02	$3.02	$11.53

Site production and delivery, before net noncash and other costs shown below	2.05	1.87	9.56	1.92	1.76	8.93
By-product credits	(0.25)	—	—	(0.23)	—	—
Treatment charges	0.11	0.11	—	0.10	0.10	—
Unit net cash costs	1.91	1.98	9.56	1.79	1.86	8.93
DD&A	0.24	0.22	0.75	0.25	0.23	0.76
Metals inventory adjustments	0.04	0.04	—	—	—	—
Noncash and other costs, net	0.05	0.05	0.29	0.06	0.06	0.18
Total unit costs	2.24	2.29	10.60	2.10	2.15	9.87
Other revenue adjustments, primarily for pricing on prior period open sales	—	—	—	(0.01)	(0.01)	—
Gross profit per pound	$0.50	$0.45	$1.43	$0.91	$0.86	$1.66

Copper sales (millions of recoverable pounds)	1,084	1,084		1,094	1,094
Molybdenum sales (millions of recoverable pounds)[a]			24			23

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

Our North America copper mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) for the North America copper mines were $1.92 per pound of copper in third-quarter 2019 and $1.91 per pound for the first nine months of 2019, $1.82 per pound in third-quarter 2018 and $1.79 per pound for the first nine months of 2018. The increase in the 2019 periods, compared to the 2018 periods, primarily reflects higher mining and milling rates.

Because certain assets are depreciated on a straight-line basis, North America’s average unit depreciation rate may vary with asset additions and the level of copper production and sales.

Average unit net cash costs (net of by-product credits) for our North America copper mines are expected to approximate $1.90 per pound of copper for the year 2019, based on achievement of current sales volume and cost estimates and assuming an average molybdenum price of $12.00 per pound in fourth-quarter 2019. The impact of price changes during fourth-quarter 2019 on North America's average unit net cash costs for the year 2019 would approximate $0.01 per pound for each $2 per pound change in the average price of molybdenum.

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

In September 2019, El Abra and its two workers' unions signed new CLAs, which expire on April 30, 2023.

Operating and Development Activities. Cerro Verde’s expanded operations benefit from its large-scale, long-lived reserves and cost efficiencies and have continued to perform well. Debottlenecking projects and additional initiatives to enhance operating rates continue to be advanced.

We continue to evaluate a large-scale expansion at El Abra to process additional sulfide material and to achieve higher recoveries. El Abra’s large sulfide resource could potentially support a major mill project similar to facilities constructed at Cerro Verde. Technical and economic studies continue to be advanced to determine the optimal scope and timing for the project.

Operating Data. Following is summary consolidated operating data for South America mining:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Copper (millions of recoverable pounds)
Production	283	325	863	931
Sales	261	326	838	928
Average realized price per pound	$2.61	$2.80	$2.67	$2.93

Molybdenum (millions of recoverable pounds)
Production[a]	6	7	21	20

Leach operations
Leach ore placed in stockpiles (metric tons per day)	257,300	194,400	205,300	203,100
Average copper ore grade (percent)	0.36	0.34	0.36	0.32
Copper production (millions of recoverable pounds)	70	72	192	214

Mill operations
Ore milled (metric tons per day)	381,200	383,900	391,800	384,800
Average ore grade (percent):
Copper	0.35	0.39	0.36	0.39
Molybdenum	0.02	0.02	0.02	0.01
Copper recovery rate (percent)	81.5	86.1	83.5	83.2
Copper production (millions of recoverable pounds)	213	253	671	717

a.	Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at Cerro Verde.

South America’s consolidated copper sales volumes totaled 261 million pounds in third-quarter 2019, 326 million pounds in third-quarter 2018, 838 million pounds for the first nine months of 2019 and 928 million pounds for the first nine months of 2018. Lower sales volumes for the 2019 periods, compared to the 2018 periods, reflect lower ore grades at Cerro Verde and the timing of shipments. Production and sales for the third quarter and first nine months of 2019 were impacted by protests associated with an unaffiliated copper development project in Peru that blocked access to the shipping ports and main transportation routes, mill maintenance activities and mine sequencing changes at Cerro Verde that delayed access to higher grade material. The first nine months of 2019 were also impacted by heavy rainfall and electrical storms that resulted in the suspension of El Abra’s crushed leach stacking operations for approximately 35 days in first-quarter 2019.

Sales from South America mining are expected to approximate 1.2 billion pounds of copper for the year 2019.

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

	Three Months Ended September 30,
	2019		2018
	By-Product Method	Co-Product Method	By-Product Method		Co-Product Method
Revenues, excluding adjustments	$2.61	$2.61	$2.80		$2.80

Site production and delivery, before net noncash and other costs shown below	1.89	1.71	1.84	[a]	1.70
By-product credits	(0.26)	—	(0.23)		—
Treatment charges	0.17	0.17	0.20		0.20
Royalty on metals	0.01	—	—		—
Unit net cash costs	1.81	1.88	1.81		1.90
DD&A	0.42	0.38	0.44		0.40
Metals inventory adjustments	0.01	0.01	—		—
Noncash and other costs, net	0.08	0.08	0.04		0.04
Total unit costs	2.32	2.35	2.29		2.34
Revenue adjustments, primarily for pricing on prior period open sales	(0.11)	(0.11)	(0.16)		(0.16)
Gross profit per pound	$0.18	$0.15	$0.35		$0.30

Copper sales (millions of recoverable pounds)	261	261	326		326

	Nine Months Ended September 30,
	2019			2018
	By-Product Method		Co-Product Method	By-Product Method		Co-Product Method
Revenues, excluding adjustments	$2.67		$2.67	$2.93		$2.93

Site production and delivery, before net noncash and other costs shown below	1.84		1.66	1.80	[a]	1.66
By-product credits	(0.29)		—	(0.24)		—
Treatment charges	0.18		0.18	0.20		0.20
Royalty on metals	0.01		0.01	—		—
Unit net cash costs	1.74		1.85	1.76		1.86
DD&A	0.41		0.36	0.44		0.40
Metals inventory adjustments	—		—	—		—
Noncash and other costs, net	0.08	[b]	0.08	0.05		0.05
Total unit costs	2.23		2.29	2.25		2.31
Other revenue adjustments, primarily for pricing on prior period open sales	0.04		0.04	(0.04)		(0.04)
Gross profit per pound	$0.48		$0.42	$0.64		$0.58

Copper sales (millions of recoverable pounds)	838		838	928		928

a.	Includes charges totaling $0.21 per pound of copper in third-quarter 2018 and $0.07 per pound of copper for the first nine months of 2018 associated with Cerro Verde's new three-year CLA.

b.	Includes charges of $0.02 per pound of copper for the first nine months of 2019 associated with weather-related impacts at El Abra.

Our South America mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) were $1.81 per pound of copper in both third-quarter 2019 and 2018, $1.74 per pound for the first nine months of 2019 and $1.76 per pound for the first nine months of 2018. Excluding charges in 2018 for Cerro Verde's new three-year CLA, average unit net cash costs (net of by-product credits) for the 2019 periods were higher, primarily reflecting lower copper sales volumes.

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

Average unit net cash costs (net of by-product credits) for South America mining are expected to approximate $1.73 per pound of copper for the year 2019, based on current sales volume and cost estimates and assuming an average price of $12.00 per pound of molybdenum in fourth-quarter 2019.

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

Substantially all of PT-FI’s copper concentrate is sold under long-term contracts. During the first nine months of 2019, 67 percent of PT-FI’s concentrate production was sold to PT Smelting (PT-FI’s 25-percent-owned smelter and refinery in Gresik, Indonesia).

PT-FI and union officials have commenced discussions for a new two-year labor agreement. The existing agreement, which expired in September 2019, will continue in effect until a new agreement is consummated.

Operating and Development Activities. PT-FI continues to mine the final stages of the Grasberg open pit and currently expects to complete mining in the open pit in fourth-quarter 2019, subject to geotechnical conditions.

PT-FI has commenced production from its significant underground ore bodies and continues to achieve important milestones to produce large-scale quantities of copper and gold following the transition from the Grasberg open pit. PT-FI's estimated annual capital spending on underground mine development projects is expected to average $0.8 billion per year for the four-year period 2019 through 2022, net of scheduled contributions from PT Indonesia Asahan Aluminium (Persero) (PT Inalum). In accordance with applicable accounting guidance, aggregate costs (before scheduled contributions from PT Inalum), which are expected to average $0.95 billion per year for the four-year period 2019 through 2022, will be reflected as an investing activity in our cash flow statement, and contributions from PT Inalum will be reflected as a financing activity. Considering the long-term nature and size of these projects, actual costs could vary from these estimates.

The following provides additional information on the development of the Grasberg Block Cave underground mine, the Deep Mill Level Zone (DMLZ) underground mine and the new Indonesian smelter. Estimates of timing of future production from the underground mines continue to be reviewed and may be modified as additional information becomes available.

Grasberg Block Cave. PT-FI has commenced extraction of ore from the Grasberg Block Cave underground mine, which is the same ore body historically mined from the surface in the Grasberg open pit. Undercutting, drawbell construction and ore extraction activities in the Grasberg Block Cave underground mine continue to meet or exceed expectations. Ore extraction from the Grasberg Block Cave underground mine averaged 10,600 metric tons of ore per day in third-quarter 2019 and is expected to ramp up to 16,000 metric tons of ore per day by the end of 2019. Monitoring data on cave propagation in the Grasberg Block Cave underground mine is providing confidence in growing production rates over time. As existing drawpoints mature and additional drawpoints are added, cave expansion is expected to accelerate production rates from an average of 30,000 metric tons of ore per day in 2020 to 130,000 metric tons of ore per day in 2023 from five production blocks spanning 335,000 square meters.

DMLZ. The DMLZ underground mine, located east of the Grasberg ore body and below the Deep Ore Zone (DOZ) underground mine, has continued its ramp up of production. Hydraulic fracturing operations have been effective in managing rock stresses and pre-conditioning the cave following mining-induced seismic activity experienced in 2017 and 2018. Ore extraction continues to exceed expectations, averaging 9,800 metric tons of ore per day in third-quarter 2019. During third-quarter 2019, PT-FI elected to temporarily slow undercutting rates in one of the DMLZ production blocks until the desired cave shape was achieved. Undercutting re-commenced in September 2019. Ore extraction is expected to ramp up to 11,000 metric tons of ore per day by the end of 2019. Ongoing hydraulic fracturing operations combined with continued undercutting and drawbell openings in the two production blocks are expected to expand the cave, supporting higher production rates that are expected to average 28,000 metric tons of ore per day in 2020 and 80,000 metric tons of ore per day in 2022 from 3 production blocks.

Results to date from the Grasberg Block Cave and DMLZ underground mine are positive and in line with long-term plans to reach full productions rates. Because of the nature of block caving, estimates of timing of future production from PT-FI’s underground ore bodies will continue to be reviewed and may be modified as additional information becomes available.

Indonesian Smelter. In connection with the extension of PT-FI’s mining rights from 2031 to 2041, PT-FI committed to construct a new smelter in Indonesia by December 21, 2023. A site for the new smelter has been selected in Gresik near PT Smelting and ground preparation is in progress. Engineering and front-end engineering and design for the selected process technology are ongoing, with construction of the smelter expected to begin in 2020. The preliminary capital cost estimate for the project approximates $3 billion, and PT-FI is pursuing financing and commercial arrangements for this project. The economics of PT-FI’s share of the new smelter will be shared by PT-FI’s shareholders according to their respective share ownership percentages.

Operating Data. Following is summary consolidated operating data for Indonesia mining:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating Data[a]
Copper (millions of recoverable pounds)
Production	191	332	461	990
Sales	139	368	464	1,003
Average realized price per pound	$2.59	$2.81	$2.70	$2.93

Gold (thousands of recoverable ounces)
Production	329	754	645	2,089
Sales	239	831	659	2,105
Average realized price per ounce	$1,487	$1,191	$1,380	$1,248

100% Operating Data
Ore extracted and milled (metric tons per day):
Grasberg open pit[b]	70,000	149,500	75,500	141,100
DOZ underground mine[c]	24,500	31,000	25,300	33,200
DMLZ underground mine[c]	9,800	2,500	8,100	2,600
Grasberg Block Cave underground mine[c]	10,600	3,700	7,700	3,800
Big Gossan underground mine[c]	7,000	3,900	6,000	3,400
Total	121,900	190,600	122,600	184,100
Average ore grades:
Copper (percent)	0.92	1.00	0.77	1.06
Gold (grams per metric ton)	1.23	1.77	0.85	1.73
Recovery rates (percent):
Copper	89.4	92.4	87.6	92.4
Gold	75.6	85.7	73.5	85.5
Production:
Copper (millions of recoverable pounds)	191	337	461	1,030
Gold (thousands of recoverable ounces)	329	817	645	2,306

a.	Operating data through December 21, 2018, is net of the former Rio Tinto Joint Venture interest (refer to Note 2 of our 2018 Form 10-K).

b.	Includes ore from related stockpiles.

c.	Reflects ore extracted, including ore from development activities that result in metal production.

PT-FI’s consolidated sales of 139 million pounds of copper and 239 thousand ounces of gold in third-quarter 2019 and 464 million pounds of copper and 659 thousand ounces of gold for the first nine months of 2019 were lower than third-quarter 2018 consolidated sales of 368 million pounds of copper and 831 thousand ounces of gold and 1.0 billion pounds of copper and 2.1 million ounces of gold for the first nine months of 2018, primarily reflecting anticipated lower mill rates and ore grades as PT-FI transitions mining from the open pit to underground.

On September 12, 2019, PT-FI received approval from the Indonesian government to increase its export quota from approximately 180,000 dry metric tons (DMT) of concentrate to approximately 680,000 DMT for the current export period, which expires March 8, 2020.

Consolidated sales volumes from PT-FI are expected to approximate 635 million pounds of copper and 860 thousand ounces of gold in 2019. PT-FI will continue to monitor geotechnical conditions to determine the extent of mining in the Grasberg open pit. As PT-FI transitions mining from the open pit to underground, metal production is currently expected to improve significantly by 2021.

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

	Three Months Ended September 30,
	2019				2018
	By-Product Method		Co-Product Method		By-Product Method	Co-Product Method
			Copper	Gold		Copper	Gold
Revenues, excluding adjustments	$2.59		$2.59	$1,487	$2.81	$2.81	$1,191

Site production and delivery, before net noncash and other costs shown below	2.44		1.21	695	1.40	0.71	300
Gold and silver credits	(2.64)		—	—	(2.72)	—	—
Treatment charges	0.25		0.13	72	0.26	0.13	57
Export duties	0.05		0.03	15	0.14	0.07	30
Royalty on metals	0.17		0.08	46	0.20	0.10	45
Unit net cash costs (credits)	0.27		1.45	828	(0.72)	1.01	432
DD&A	0.55		0.27	158	0.49	0.25	105
Noncash and other costs, net	1.39	[a]	0.69	395	0.04	0.02	8
Total unit costs (credits)	2.21		2.41	1,381	(0.19)	1.28	545
Revenue adjustments, primarily for pricing on prior period open sales	(0.05)		(0.05)	8	(0.14)	(0.14)	(7)
PT Smelting intercompany (loss) profit	(0.24)		(0.12)	(69)	0.02	0.02	3
Gross profit per pound/ounce	$0.09		$0.01	$45	$2.88	$1.41	$642

Copper sales (millions of recoverable pounds)	139		139		368	368
Gold sales (thousands of recoverable ounces)				239			831

	Nine Months Ended September 30,
	2019				2018
	By-Product Method		Co-Product Method		By-Product Method	Co-Product Method
			Copper	Gold		Copper	Gold
Revenues, excluding adjustments	$2.70		$2.70	$1,380	$2.93	$2.93	$1,248

Site production and delivery, before net noncash and other costs shown below	3.00		1.72	879	1.36	0.71	304
Gold and silver credits	(2.02)		—	—	(2.69)	—	—
Treatment charges	0.27		0.15	79	0.26	0.13	57
Export duties	0.07		0.04	22	0.15	0.08	34
Royalty on metals	0.15		0.09	41	0.21	0.11	48
Unit net cash costs (credits)	1.47		2.00	1,021	(0.71)	1.03	443
DD&A	0.61		0.35	177	0.53	0.28	119
Noncash and other costs, net	0.52	[a]	0.29	152	0.03	0.01	6
Total unit costs (credits)	2.60		2.64	1,350	(0.15)	1.32	568
Other revenue adjustments, primarily for pricing on prior period open sales	0.04		0.04	3	(0.04)	(0.04)	8
PT Smelting intercompany loss	(0.05)		(0.03)	(14)	(0.01)	(0.01)	(2)
Gross profit per pound/ounce	$0.09		$0.07	$19	$3.03	$1.56	$686

Copper sales (millions of recoverable pounds)	464		464		1,003	1,003
Gold sales (thousands of recoverable ounces)				659			2,105

a.
Includes charges totaling $1.19 per pound of copper in third-quarter 2019 and $0.36 per pound of copper for the first nine months of 2019, primarily associated with an unfavorable Indonesia Supreme Court ruling related to certain disputed PT-FI export duties (refer to Note 12). The first nine months of 2019 also includes charges of $0.06 per pound of copper associated with adjustments to the settlement of the historical surface water tax disputes with the local regional tax authority in Papua, Indonesia (refer to Note 8).

Because of the fixed nature of a large portion of PT-FI’s costs, unit net cash costs (credits) can vary significantly from quarter to quarter depending on copper and gold volumes. PT-FI’s unit net cash costs (including gold and silver credits) of $0.27 per pound of copper in third-quarter 2019 and $1.47 per pound for the first nine months of 2019, were higher than unit net cash credits of $0.72 per pound in third-quarter 2018 and $0.71 per pound for the first nine months of 2018, primarily reflecting lower copper and gold volumes.

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold. PT-FI will continue to pay export duties until development progress for the new smelter in Indonesia exceeds 50 percent. The third quarter and first nine months of 2019 include charges totaling $166 million, primarily associated with an unfavorable Indonesia Supreme Court ruling related to certain disputed PT-FI export duties (refer to Note 12).

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

Assuming an average gold price of $1,500 per ounce in fourth-quarter 2019 and achievement of current sales volume and cost estimates, unit net cash costs (including gold and silver credits) for PT-FI are expected to approximate $1.53 per pound of copper for the year 2019. The impact of price changes during fourth-quarter 2019 on PT-FI's average unit net cash costs for the year 2019 would approximate $0.03 per pound for each $50 per ounce change in the average price of gold.

PT-FI’s projected sales volumes and unit net cash costs for the year 2019 are dependent on a number of factors, including operational performance, mine sequencing changes and timing of shipments.

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

Operating and Development Activities. Production from the Molybdenum mines totaled 7 million pounds of molybdenum in third-quarter 2019, 8 million pounds in third-quarter 2018, 24 million pounds for the first nine months of 2019 and 26 million pounds for the first nine months of 2018. Production decreased in the 2019 periods, compared to the 2018 periods, primarily reflecting lower ore grades. Refer to “Consolidated Results” for our consolidated molybdenum operating data, which includes sales of molybdenum produced at our Molybdenum mines, and from our North America and South America copper mines, and refer to “Outlook” for projected consolidated molybdenum sales volumes.

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

Unit net cash costs for our Molybdenum mines averaged $11.64 per pound of molybdenum in third-quarter 2019, $9.02 per pound in third-quarter 2018, $10.13 per pound for the first nine months of 2019 and $8.64 per pound for the first nine months of 2018. The increase in average unit net cash costs in the 2019 periods, compared to the 2018 periods, primarily reflects lower sales volumes. Based on current sales volume and cost estimates, average unit net cash costs for the Molybdenum mines are expected to approximate $10.50 per pound of molybdenum for the year 2019. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

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

During the first half of 2019, we incurred charges totaling $38 million for a maintenance turnaround at the Miami smelter. The next major maintenance turnaround at the Miami smelter is scheduled for 2021.

Atlantic Copper smelts and refines copper concentrate and markets refined copper and precious metals in slimes. During the first nine months of 2019, Atlantic Copper’s concentrate purchases include 32 percent from our copper mining operations and 68 percent from third parties.

PT-FI’s contract with PT Smelting provides for PT-FI to supply 100 percent of the copper concentrate requirements (subject to a minimum or maximum treatment charge rate) necessary for PT Smelting to produce 205,000 metric tons of copper annually on a priority basis. PT-FI may also sell copper concentrate to PT Smelting at market rates for quantities in excess of 205,000 metric tons of copper annually. During the first nine months of 2019, PT-FI supplied substantially all of PT Smelting’s concentrate requirements. In March 2019, PT Smelting received a one-year extension of its anode slimes export license through March 11, 2020.

We defer recognizing profits on sales from our mining operations to Atlantic Copper and on 25 percent of PT-FI’s sales to PT Smelting until final sales to third parties occur. Changes in these deferrals attributable to variability in intercompany volumes resulted in net reductions to operating income totaling $4 million ($4 million to net loss attributable to common stock) in third-quarter 2019, $40 million ($24 million to net income attributable to common stock) in third-quarter 2018, $24 million ($20 million to net loss attributable to common stock) for the first nine months of 2019 and $13 million ($4 million to net income attributable to common stock) for the first nine months of 2018. Our net deferred profits on our inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income attributable to common stock totaled $39 million at September 30, 2019. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices will result in variability in our net deferred profits and quarterly earnings.

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

As presented in “Outlook,” our projected capital expenditures for the year 2019 are approximately $1.0 billion higher than projected operating cash flows. A large portion of the capital expenditures relate to projects that are expected to add significant production and cash flow in future periods, enabling us to generate operating cash flows exceeding capital expenditures in future years. We have cash on hand and the financial flexibility to fund these expenditures and will continue to be disciplined in deploying capital. Subject to future commodity prices for copper, gold and molybdenum, we expect estimated consolidated operating cash flows in 2019, plus available cash and availability under our credit facility, to be sufficient to fund our budgeted capital expenditures, cash dividends, noncontrolling interest distributions and other cash requirements for the year.

We have no scheduled debt maturities until fourth-quarter 2021.

Cash
Following is a summary of the U.S. and international components of consolidated cash and cash equivalents available to the parent company, net of noncontrolling interests’ share, taxes and other costs at September 30, 2019 (in billions):

Cash at domestic companies	$1.3
Cash at international operations	0.9
Total consolidated cash and cash equivalents	2.2
Noncontrolling interests’ share	(0.3)
Cash, net of noncontrolling interests’ share	1.9
Withholding taxes	—	[a]
Net cash available	$1.9
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

Debt
At September 30, 2019, our consolidated debt totaled $9.9 billion, with a related weighted-average interest rate of 4.6 percent. At September 30, 2019, we had no borrowings, $13 million in letters of credit issued and $3.5 billion of availability under our revolving credit facility.
On August 15, 2019, we completed the sale of $1.2 billion of senior notes, consisting of $600 million aggregate principal amount of 5.00% Senior Notes due 2027 and $600 million aggregate principal amount of 5.25% Senior Notes due 2029. We used the net proceeds from the senior notes offering to fund the previously announced make-whole redemption of all of our outstanding 6.875% Senior Notes due 2023, and the concurrent tender offers to purchase a portion of our 4.00% Senior Notes due 2021 and 3.55% Senior Notes due 2022. As a result of the redemption and tender offers, we recorded a third-quarter 2019 loss on early extinguishment of debt totaling $21 million.

Refer to Note 5 for discussion of debt.

Operating Activities
We generated consolidated operating cash flows of $1.3 billion (including $0.1 billion of working capital sources and timing of other tax payments) for the first nine months of 2019 and $3.9 billion (net of $0.2 billion in working capital uses and timing of other tax payments) for the first nine months of 2018. Lower operating cash flows for the first nine months of 2019, compared with the first nine months of 2018, primarily reflect lower copper and gold sales volumes and lower copper prices.

Investing Activities
Capital Expenditures. Capital expenditures, including capitalized interest, totaled $1.9 billion for the first nine months of 2019, including approximately $1.1 billion for major mining projects. Capital expenditures, including capitalized interest, totaled $1.4 billion for the first nine months of 2018, including approximately $0.9 billion for major mining projects. Higher capital expenditures for the first nine months of 2019, compared with the first nine months of 2018, primarily reflect underground development activities in the Grasberg minerals district and development of the Lone Star copper leach project. Refer to “Outlook” for further discussion of projected capital expenditures for the year 2019.

Proceeds from sales of oil and gas properties. We received $98 million of proceeds from sales of oil and gas properties for the first nine months of 2019, including $50 million in contingent consideration received associated with the 2016 sale of onshore California oil and gas properties.

Intangible water rights and other, net. During first-quarter 2018, our North America copper mines purchased intangible water rights for $88 million.

Financing Activities
Debt Transactions. Net repayments of debt for the first nine months of 2019 totaled $1.2 billion, consisting of the redemption of $1.0 billion aggregate principal amount of our 3.100% Senior Notes due 2020 and the repayment of $200 million under the Cerro Verde credit facility. Additionally, during third-quarter 2019, we issued $1.2 billion in new senior notes and used the net proceeds to redeem and purchase other senior notes.

Refer to Note 5 for further discussion of our debt transactions.

Net repayments of debt for the first nine months of 2018 totaled $1.9 billion, primarily consisting of $1.4 billion of 2.375% Senior Notes that matured in March 2018 and $454 million for senior notes due in 2022 and 2023.

Cash Dividends and Distributions Paid. We paid cash dividends on our common stock totaling $218 million for the first nine months of 2019 and $145 million for the first nine months of 2018. On September 25, 2019, we declared a quarterly cash dividend of $0.05 per share on our common stock, which was paid on November 1, 2019, to shareholders of record as of October 15, 2019. The declaration of dividends is at the discretion of the Board of Directors (Board) and will depend upon our financial results, cash requirements, future prospects and other factors deemed relevant by the Board.

Cash dividends and distributions paid to noncontrolling interests totaled $79 million for the first nine months of 2019 and $241 million for the first nine months of 2018. These payments will vary based on the operating results and cash requirements of our consolidated subsidiaries.

Contributions from Noncontrolling Interests. During the first nine months of 2019, we received equity contributions totaling $133 million from PT Inalum for their share of capital spending on PT-FI underground mine development projects and costs for the new smelter in Indonesia.

CONTRACTUAL OBLIGATIONS

During the first nine months of 2019, we reduced our total debt by $1.2 billion. Additionally, during third-quarter 2019, we issued $1.2 billion in new senior notes and used the net proceeds to redeem and purchase other senior notes. Refer to Note 5 for further discussion of debt.

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

Litigation and Other Contingencies
Other than as discussed in Notes 8 and 12, there have been no material changes to our contingencies associated with legal proceedings, environmental and other matters since December 31, 2018. Refer to Note 12 and “Legal Proceedings” contained in Part I, Item 3. of our 2018 Form 10-K, as updated by Notes 8 and 12, for further information regarding legal proceedings, environmental and other matters.

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

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2019
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,044	$1,044	$93	$20	$1,157
Site production and delivery, before net noncash and other costs shown below	800	742	72	12	826
By-product credits	(87)	—	—	—	—
Treatment charges	44	43	—	1	44
Net cash costs	757	785	72	13	870
DD&A	90	83	6	1	90
Metals inventory adjustments	38	38	—	—	38
Noncash and other costs, net	31	27	3	1	31
Total costs	916	933	81	15	1,029
Other revenue adjustments, primarily for pricing on prior period open sales	(11)	(11)	—	—	(11)
Gross profit	$117	$100	$12	$5	$117

Copper sales (millions of recoverable pounds)	394	394
Molybdenum sales (millions of recoverable pounds)[a]			8

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$2.65	$2.65	$11.98
Site production and delivery, before net noncash and other costs shown below	2.03	1.88	9.28
By-product credits	(0.22)	—	—
Treatment charges	0.11	0.11	—
Unit net cash costs	1.92	1.99	9.28
DD&A	0.22	0.22	0.76
Metals inventory adjustments	0.10	0.10	—
Noncash and other costs, net	0.08	0.06	0.45
Total unit costs	2.32	2.37	10.49
Other revenue adjustments, primarily for pricing on prior period open sales	(0.03)	(0.03)	—
Gross profit per pound	$0.30	$0.25	$1.49

Reconciliation to Amounts Reported

	Revenues	Production and Delivery	DD&A	Metals Inventory Adjustments
Totals presented above	$1,157	$826	$90	$38
Treatment charges	(16)	28	—	—
Noncash and other costs, net	—	31	—	—
Other revenue adjustments, primarily for pricing on prior period open sales	(11)	—	—	—
Eliminations and other	10	11	1	—
North America copper mines	1,140	896	91	38
Other mining[c]	2,813	2,544	211	3
Corporate, other & eliminations	(800)	(775)	20	—
As reported in our consolidated financial statements	$3,153	$2,665	$322	$41

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.	Represents the combined total for our other segments, as presented in Note 9.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2018
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$971	$971	$93	$24	$1,088
Site production and delivery, before net noncash and other costs shown below	695	628	79	15	722
By-product credits	(90)	—	—	—	—
Treatment charges	35	34	—	1	35
Net cash costs	640	662	79	16	757
DD&A	88	80	6	2	88
Noncash and other costs, net	26	23	2	1	26
Total costs	754	765	87	19	871
Other revenue adjustments, primarily for pricing on prior period open sales	(7)	(7)	—	—	(7)
Gross profit	$210	$199	$6	$5	$210

Copper sales (millions of recoverable pounds)	350	350
Molybdenum sales (millions of recoverable pounds)[a]			8

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$2.77	$2.77	$11.54
Site production and delivery, before net noncash and other costs shown below	1.98	1.79	9.76
By-product credits	(0.26)	—	—
Treatment charges	0.10	0.10	—
Unit net cash costs	1.82	1.89	9.76
DD&A	0.25	0.23	0.80
Noncash and other costs, net	0.08	0.06	0.29
Total unit costs	2.15	2.18	10.85
Other revenue adjustments, primarily for pricing on prior period open sales	(0.02)	(0.02)	—
Gross profit per pound	$0.60	$0.57	$0.69

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	DD&A
Totals presented above	$1,088	$722	$88
Treatment charges	(6)	29	—
Noncash and other costs, net	—	26	—
Other revenue adjustments, primarily for pricing on prior period open sales	(7)	—	—
Eliminations and other	11	12	—
North America copper mines	1,086	789	88
Other mining[c]	4,544	2,996	352
Corporate, other & eliminations	(722)	(716)	18
As reported in our consolidated financial statements	$4,908	$3,069	$458

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.	Represents the combined total for our other segments, as presented in Note 9.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Nine Months Ended September 30, 2019
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$2,964	$2,964	$284	$63	$3,311
Site production and delivery, before net noncash and other costs shown below	2,216	2,030	226	39	2,295
By-product credits	(268)	—	—	—	—
Treatment charges	120	116	—	4	120
Net cash costs	2,068	2,146	226	43	2,415
DD&A	260	237	18	5	260
Metals inventory adjustments	39	39	—	—	39
Noncash and other costs, net	64	55	7	2	64
Total costs	2,431	2,477	251	50	2,778
Other revenue adjustments, primarily for pricing on prior period open sales	4	4	—	—	4
Gross profit	$537	$491	$33	$13	$537

Copper sales (millions of recoverable pounds)	1,084	1,084
Molybdenum sales (millions of recoverable pounds)[a]			24

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$2.74	$2.74	$12.03
Site production and delivery, before net noncash and other costs shown below	2.05	1.87	9.56
By-product credits	(0.25)	—	—
Treatment charges	0.11	0.11	—
Unit net cash costs	1.91	1.98	9.56
DD&A	0.24	0.22	0.75
Metals inventory adjustments	0.04	0.04	—
Noncash and other costs, net	0.05	0.05	0.29
Total unit costs	2.24	2.29	10.60
Other revenue adjustments, primarily for pricing on prior period open sales	—	—	—
Gross profit per pound	$0.50	$0.45	$1.43

Reconciliation to Amounts Reported
				Metals
		Production		Inventory
	Revenues	and Delivery	DD&A	Adjustments
Totals presented above	$3,311	$2,295	$260	$39
Treatment charges	(48)	72	—	—
Noncash and other costs, net	—	64	—	—
Other revenue adjustments, primarily for pricing on prior period open sales	4	—	—	—
Eliminations and other	27	32	1	—
North America copper mines	3,294	2,463	261	39
Other mining[c]	9,501	8,294	701	3
Corporate, other & eliminations	(2,304)	(2,173)	59	58
As reported in our consolidated financial statements	$10,491	$8,584	$1,021	$100

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.	Represents the combined total for our other segments, as presented in Note 9.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Nine Months Ended September 30, 2018
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$3,301	$3,301	$260	$69	$3,630
Site production and delivery, before net noncash and other costs shown below	2,100	1,933	202	39	2,174
By-product credits	(255)	—	—	—	—
Treatment charges	109	105	—	4	109
Net cash costs	1,954	2,038	202	43	2,283
DD&A	273	250	17	6	273
Metals inventory adjustments	2	2	—	—	2
Noncash and other costs, net	66	61	4	1	66
Total costs	2,295	2,351	223	50	2,624
Other revenue adjustments, primarily for pricing on prior period open sales	(5)	(5)	—	—	(5)
Gross profit	$1,001	$945	$37	$19	$1,001

Copper sales (millions of recoverable pounds)	1,094	1,094
Molybdenum sales (millions of recoverable pounds)[a]			23

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$3.02	$3.02	$11.53
Site production and delivery, before net noncash and other costs shown below	1.92	1.76	8.93
By-product credits	(0.23)	—	—
Treatment charges	0.10	0.10	—
Unit net cash costs	1.79	1.86	8.93
DD&A	0.25	0.23	0.76
Metals inventory adjustments	—	—	—
Noncash and other costs, net	0.06	0.06	0.18
Total unit costs	2.10	2.15	9.87
Other revenue adjustments, primarily for pricing on prior period open sales	(0.01)	(0.01)	—
Gross profit per pound	$0.91	$0.86	$1.66

Reconciliation to Amounts Reported				Metals
		Production		Inventory
	Revenues	and Delivery	DD&A	Adjustments
Totals presented above	$3,630	$2,174	$273	$2
Treatment charges	(19)	90	—	—
Noncash and other costs, net	—	66	—	—
Other revenue adjustments, primarily for pricing on prior period open sales	(5)	—	—	—
Eliminations and other	35	37	1	—
North America copper mines	3,641	2,367	274	2
Other mining[c]	13,799	9,049	1,024	—
Corporate, other & eliminations	(2,496)	(2,626)	53	—
As reported in our consolidated financial statements	$14,944	$8,790	$1,351	$2

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.	Represents the combined total for our other segments, as presented in Note 9.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2019
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other[a]	Total
Revenues, excluding adjustments	$681	$681	$80	$761
Site production and delivery, before net noncash and other costs shown below	494	446	61	507
By-product credits	(67)	—	—	—
Treatment charges	45	45	—	45
Royalty on metals	1	1	—	1
Net cash costs	473	492	61	553
DD&A	109	98	11	109
Metals inventory adjustments	2	2	—	2
Noncash and other costs, net	22	20	2	22
Total costs	606	612	74	686
Other revenue adjustments, primarily for pricing on prior period open sales	(29)	(29)	—	(29)
Gross profit	$46	$40	$6	$46

Copper sales (millions of recoverable pounds)	261	261

Gross profit per pound of copper:

Revenues, excluding adjustments	$2.61	$2.61
Site production and delivery, before net noncash and other costs shown below	1.89	1.71
By-product credits	(0.26)	—
Treatment charges	0.17	0.17
Royalty on metals	0.01	—
Unit net cash costs	1.81	1.88
DD&A	0.42	0.38
Metals inventory adjustments	0.01	0.01
Noncash and other costs, net	0.08	0.08
Total unit costs	2.32	2.35
Other revenue adjustments, primarily for pricing on prior period open sales	(0.11)	(0.11)
Gross profit per pound	$0.18	$0.15

Reconciliation to Amounts Reported
				Metals
		Production		Inventory
	Revenues	and Delivery	DD&A	Adjustments
Totals presented above	$761	$507	$109	$2
Treatment charges	(45)	—	—	—
Royalty on metals	(1)	—	—	—
Noncash and other costs, net	—	22	—	—
Other revenue adjustments, primarily for pricing on prior period open sales	(29)	—	—	—
Eliminations and other	—	(1)	—	—
South America mining	686	528	109	2
Other mining[b]	3,267	2,912	193	39
Corporate, other & eliminations	(800)	(775)	20	—
As reported in our consolidated financial statements	$3,153	$2,665	$322	$41

a.
Includes silver sales of 0.9 million ounces ($16.78 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.	Represents the combined total for our other segments, as presented in Note 9.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2018
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$911		$911	$88	$999
Site production and delivery, before net noncash and other costs shown below	599	[b]	549	62	611
By-product credits	(76)		—	—	—
Treatment charges	65		65	—	65
Royalty on metals	2		2	—	2
Net cash costs	590		616	62	678
DD&A	142		130	12	142
Noncash and other costs, net	14		14	—	14
Total costs	746		760	74	834
Other revenue adjustments, primarily for pricing on prior period open sales	(52)		(52)	—	(52)
Gross profit	$113		$99	$14	$113

Copper sales (millions of recoverable pounds)	326		326

Gross profit per pound of copper:

Revenues, excluding adjustments	$2.80		$2.80
Site production and delivery, before net noncash and other costs shown below	1.84	[b]	1.70
By-product credits	(0.23)		—
Treatment charges	0.20		0.20
Royalty on metals	—		—
Unit net cash costs	1.81		1.90
DD&A	0.44		0.40
Noncash and other costs, net	0.04		0.04
Total unit costs	2.29		2.34
Other revenue adjustments, primarily for pricing on prior period open sales	(0.16)		(0.16)
Gross profit per pound	$0.35		$0.30

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$999		$611	$142
Treatment charges	(65)		—	—
Royalty on metals	(2)		—	—
Noncash and other costs, net	—		14	—
Other revenue adjustments, primarily for pricing on prior period open sales	(52)		—	—
Eliminations and other	—		(1)	—
South America mining	880		624	142
Other mining[c]	4,750		3,161	298
Corporate, other & eliminations	(722)		(716)	18
As reported in our consolidated financial statements	$4,908		$3,069	$458

a.
Includes silver sales of 1.2 million ounces ($14.74 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.	Includes nonrecurring charges for Cerro Verde’s new three-year CLA totaling $69 million ($0.21 per pound of copper).

c.	Represents the combined total for our other segments, as presented in Note 9.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Nine Months Ended September 30, 2019
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other[a]	Total
Revenues, excluding adjustments	$2,236	$2,236	$284	$2,520
Site production and delivery, before net noncash and other costs shown below	1,546	1,395	189	1,584
By-product credits	(246)	—	—	—
Treatment charges	153	153	—	153
Royalty on metals	5	4	1	5
Net cash costs	1,458	1,552	190	1,742
DD&A	342	305	37	342
Metals inventory adjustments	2	2	—	2
Noncash and other costs, net	68	65	3	68
Total costs	1,870	1,924	230	2,154
Other revenue adjustments, primarily for pricing on prior period open sales	37	37	—	37
Gross profit	$403	$349	$54	$403

Copper sales (millions of recoverable pounds)	838	838

Gross profit per pound of copper:

Revenues, excluding adjustments	$2.67	$2.67
Site production and delivery, before net noncash and other costs shown below	1.84	1.66
By-product credits	(0.29)	—
Treatment charges	0.18	0.18
Royalty on metals	0.01	0.01
Unit net cash costs	1.74	1.85
DD&A	0.41	0.36
Metals inventory adjustments	—	—
Noncash and other costs, net	0.08	0.08
Total unit costs	2.23	2.29
Other revenue adjustments, primarily for pricing on prior period open sales	0.04	0.04
Gross profit per pound	$0.48	$0.42

Reconciliation to Amounts Reported				Metals
		Production		Inventory
	Revenues	and Delivery	DD&A	Adjustments
Totals presented above	$2,520	$1,584	$342	$2
Treatment charges	(153)	—	—	—
Royalty on metals	(5)	—	—	—
Noncash and other costs, net	—	68	—	—
Other revenue adjustments, primarily for pricing on prior period open sales	37	—	—	—
Eliminations and other	(1)	(4)	—	—
South America mining	2,398	1,648	342	2
Other mining[b]	10,397	9,109	620	40
Corporate, other & eliminations	(2,304)	(2,173)	59	58
As reported in our consolidated financial statements	$10,491	$8,584	$1,021	$100

a.
Includes silver sales of 3.4 million ounces ($15.90 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.	Represents the combined total for our other segments, as presented in Note 9.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Nine Months Ended September 30, 2018
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$2,718		$2,718	$255	$2,973
Site production and delivery, before net noncash and other costs shown below	1,668	[b]	1,540	163	1,703
By-product credits	(220)		—	—	—
Treatment charges	182		182	—	182
Royalty on metals	6		5	1	6
Net cash costs	1,636		1,727	164	1,891
DD&A	402		368	34	402
Noncash and other costs, net	46		46	—	46
Total costs	2,084		2,141	198	2,339
Other revenue adjustments, primarily for pricing on prior period open sales	(37)		(37)	—	(37)
Gross profit	$597		$540	$57	$597

Copper sales (millions of recoverable pounds)	928		928

Gross profit per pound of copper:

Revenues, excluding adjustments	$2.93		$2.93
Site production and delivery, before net noncash and other costs shown below	1.80	[b]	1.66
By-product credits	(0.24)		—
Treatment charges	0.20		0.20
Royalty on metals	—		—
Unit net cash costs	1.76		1.86
DD&A	0.44		0.40
Noncash and other costs, net	0.05		0.05
Total unit costs	2.25		2.31
Other revenue adjustments, primarily for pricing on prior period open sales	(0.04)		(0.04)
Gross profit per pound	$0.64		$0.58

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$2,973		$1,703	$402
Treatment charges	(182)		—	—
Royalty on metals	(6)		—	—
Noncash and other costs, net	—		46	—
Other revenue adjustments, primarily for pricing on prior period open sales	(37)		—	—
Eliminations and other	(1)		(4)	—
South America mining	2,747		1,745	402
Other mining[c]	14,693		9,671	896
Corporate, other & eliminations	(2,496)		(2,626)	53
As reported in our consolidated financial statements	$14,944		$8,790	$1,351

a.
Includes silver sales of 3.2 million ounces ($15.84 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.	Includes nonrecurring charges for Cerro Verde’s new three-year CLA totaling $69 million ($0.07 per pound of copper).

c.	Represents the combined total for our other segments, as presented in Note 9.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2019
(In millions)	By-Product		Co-Product Method
	Method		Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$360		$360	$356	$8	$724
Site production and delivery, before net noncash and other costs shown below	338		168	166	4	338
Gold and silver credits	(367)		—	—	—	—
Treatment charges	35		17	17	1	35
Export duties	8		4	4	—	8
Royalty on metals	23		12	11	—	23
Net cash costs	37		201	198	5	404
DD&A	77		38	38	1	77
Noncash and other costs, net	192	[b]	95	95	2	192
Total costs	306		334	331	8	673
Other revenue adjustments, primarily for pricing on prior period open sales	(8)		(8)	2	1	(5)
PT Smelting intercompany loss	(34)		(17)	(17)	—	(34)
Gross profit	$12		$1	$10	$1	$12

Copper sales (millions of recoverable pounds)	139		139
Gold sales (thousands of recoverable ounces)				239

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$2.59		$2.59	$1,487
Site production and delivery, before net noncash and other costs shown below	2.44		1.21	695
Gold and silver credits	(2.64)		—	—
Treatment charges	0.25		0.13	72
Export duties	0.05		0.03	15
Royalty on metals	0.17		0.08	46
Unit net cash costs	0.27		1.45	828
DD&A	0.55		0.27	158
Noncash and other costs, net	1.39	[b]	0.69	395
Total unit costs	2.21		2.41	1,381
Other revenue adjustments, primarily for pricing on prior period open sales	(0.05)		(0.05)	8
PT Smelting intercompany loss	(0.24)		(0.12)	(69)
Gross profit per pound/ounce	$0.09		$0.01	$45

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$724		$338	$77
Treatment charges	(35)		—	—
Export duties	(8)		—	—
Royalty on metals	(23)		—	—
Noncash and other costs, net	(165)		27	—
Other revenue adjustments, primarily for pricing on prior period open sales	(5)		—	—
PT Smelting intercompany loss	—		34	—
Indonesia mining	488		399	77
Other mining[c]	3,465		3,041	225
Corporate, other & eliminations	(800)		(775)	20
As reported in our consolidated financial statements	$3,153		$2,665	$322

a.	Includes silver sales of 0.5 million ounces ($17.30 per ounce average realized price).

b.
Includes charges totaling $166 million ($1.19 per pound of copper) primarily associated with an unfavorable Indonesia Supreme Court ruling related to certain disputed PT-FI export duties (refer to Note 12).

c.	Represents the combined total for our other segments, as presented in Note 9.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash (Credits) Costs

Three Months Ended September 30, 2018
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$1,036	$1,036	$989	$17	$2,042
Site production and delivery, before net noncash and other costs shown below	514	261	249	4	514
Gold and silver credits	(1,001)	—	—	—	—
Treatment charges	98	50	48	—	98
Export duties	52	26	25	1	52
Royalty on metals	73	35	37	1	73
Net cash (credits) costs	(264)	372	359	6	737
DD&A	181	92	87	2	181
Noncash and other costs, net	14	7	7	—	14
Total (credits) costs	(69)	471	453	8	932
Other revenue adjustments, primarily for pricing on prior period open sales	(50)	(50)	(5)	—	(55)
PT Smelting intercompany profit	6	3	3	—	6
Gross profit	$1,061	$518	$534	$9	$1,061

Copper sales (millions of recoverable pounds)	368	368
Gold sales (thousands of recoverable ounces)			831

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$2.81	$2.81	$1,191
Site production and delivery, before net noncash and other costs shown below	1.40	0.71	300
Gold and silver credits	(2.72)	—	—
Treatment charges	0.26	0.13	57
Export duties	0.14	0.07	30
Royalty on metals	0.20	0.10	45
Unit net cash (credits) costs	(0.72)	1.01	432
DD&A	0.49	0.25	105
Noncash and other costs, net	0.04	0.02	8
Total unit (credits) costs	(0.19)	1.28	545
Other revenue adjustments, primarily for pricing on prior period open sales	(0.14)	(0.14)	(7)
PT Smelting intercompany profit	0.02	0.02	3
Gross profit per pound/ounce	$2.88	$1.41	$642

Reconciliation to Amounts Reported
		Production
	Revenues	and Delivery	DD&A
Totals presented above	$2,042	$514	$181
Treatment charges	(98)	—	—
Export duties	(52)	—	—
Royalty on metals	(73)	—	—
Noncash and other costs, net	—	14	—
Other revenue adjustments, primarily for pricing on prior period open sales	(55)	—	—
PT Smelting intercompany profit	—	(6)	—
Indonesia mining	1,764	522	181
Other mining[b]	3,866	3,263	259
Corporate, other & eliminations	(722)	(716)	18
As reported in our consolidated financial statements	$4,908	$3,069	$458

a.	Includes silver sales of 1.2 million ounces ($14.10 per ounce average realized price).

b.	Represents the combined total for our other segments, as presented in Note 9.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Nine Months Ended September 30, 2019
(In millions)	By-Product		Co-Product Method
	Method		Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$1,252		$1,252	$910	$26	$2,188
Site production and delivery, before net noncash and other costs shown below	1,393		797	580	16	1,393
Gold and silver credits	(938)		—	—	—	—
Treatment charges	125		72	52	1	125
Export duties	35		20	14	1	35
Royalty on metals	68		40	27	1	68
Net cash costs	683		929	673	19	1,621
DD&A	281		161	117	3	281
Noncash and other costs, net	240	[b]	137	100	3	240
Total costs	1,204		1,227	890	25	2,142
Other revenue adjustments, primarily for pricing on prior period open sales	18		18	2	—	20
PT Smelting intercompany loss	(23)		(13)	(9)	(1)	(23)
Gross profit	$43		$30	$13	$—	$43

Copper sales (millions of recoverable pounds)	464		464
Gold sales (thousands of recoverable ounces)				659

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$2.70		$2.70	$1,380
Site production and delivery, before net noncash and other costs shown below	3.00		1.72	879
Gold and silver credits	(2.02)		—	—
Treatment charges	0.27		0.15	79
Export duties	0.07		0.04	22
Royalty on metals	0.15		0.09	41
Unit net cash costs	1.47		2.00	1,021
DD&A	0.61		0.35	177
Noncash and other costs, net	0.52	[b]	0.29	152
Total unit costs	2.60		2.64	1,350
Other revenue adjustments, primarily for pricing on prior period open sales	0.04		0.04	3
PT Smelting intercompany loss	(0.05)		(0.03)	(14)
Gross profit per pound/ounce	$0.09		$0.07	$19

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$2,188		$1,393	$281
Treatment charges	(125)		—	—
Export duties	(35)		—	—
Royalty on metals	(68)		—	—
Noncash and other costs, net	(147)		93	—
Other revenue adjustments, primarily for pricing on prior period open sales	20		—	—
PT Smelting intercompany loss	—		23	—
Indonesia mining	1,833		1,509	281
Other mining[c]	10,962		9,248	681
Corporate, other & eliminations	(2,304)		(2,173)	59
As reported in our consolidated financial statements	$10,491		$8,584	$1,021

a.	Includes silver sales of 1.6 million ounces ($15.58 per ounce average realized price).

b.
Includes charges totaling $166 million ($0.36 per pound of copper) primarily associated with an unfavorable Indonesia Supreme Court ruling related to certain disputed PT-FI export duties. Also includes charges totaling $28 million ($0.06 per pound of copper) associated with adjustments to the settlement of the historical surface water tax disputes with the local regional tax authority in Papua, Indonesia. Refer to Notes 8 and 12.

c.	Represents the combined total for our other segments, as presented in Note 9.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash (Credits) Costs

Nine Months Ended September 30, 2018
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$2,935	$2,935	$2,628	$53	$5,616
Site production and delivery, before net noncash and other costs shown below	1,367	715	640	12	1,367
Gold and silver credits	(2,698)	—	—	—	—
Treatment charges	258	135	121	2	258
Export duties	153	80	71	2	153
Royalty on metals	211	108	101	2	211
Net cash (credits) costs	(709)	1,038	933	18	1,989
DD&A	534	279	250	5	534
Noncash and other costs, net	25	13	12	—	25
Total (credits) costs	(150)	1,330	1,195	23	2,548
Other revenue adjustments, primarily for pricing on prior period open sales	(34)	(34)	17	—	(17)
PT Smelting intercompany loss	(12)	(6)	(6)	—	(12)
Gross profit	$3,039	$1,565	$1,444	$30	$3,039

Copper sales (millions of recoverable pounds)	1,003	1,003
Gold sales (thousands of recoverable ounces)			2,105

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$2.93	$2.93	$1,248
Site production and delivery, before net noncash and other costs shown below	1.36	0.71	304
Gold and silver credits	(2.69)	—	—
Treatment charges	0.26	0.13	57
Export duties	0.15	0.08	34
Royalty on metals	0.21	0.11	48
Unit net cash (credits) costs	(0.71)	1.03	443
DD&A	0.53	0.28	119
Noncash and other costs, net	0.03	0.01	6
Total unit (credits) costs	(0.15)	1.32	568
Other revenue adjustments, primarily for pricing on prior period open sales	(0.04)	(0.04)	8
PT Smelting intercompany loss	(0.01)	(0.01)	(2)
Gross profit per pound/ounce	$3.03	$1.56	$686

Reconciliation to Amounts Reported
		Production
	Revenues	and Delivery	DD&A
Totals presented above	$5,616	$1,367	$534
Treatment charges	(258)	—	—
Export duties	(153)	—	—
Royalty on metals	(211)	—	—
Noncash and other costs, net	—	25	—
Other revenue adjustments, primarily for pricing on prior period open sales	(17)	—	—
PT Smelting intercompany loss	—	12	—
Indonesia mining	4,977	1,404	534
Other mining[b]	12,463	10,012	764
Corporate, other & eliminations	(2,496)	(2,626)	53
As reported in our consolidated financial statements	$14,944	$8,790	$1,351

a.	Includes silver sales of 3.5 million ounces ($15.25 per ounce average realized price).

b.	Represents the combined total for our other segments, as presented in Note 9.

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Three Months Ended September 30,
(In millions)	2019	2018

Revenues, excluding adjustments[a]	$96	$109
Site production and delivery, before net noncash and other costs shown below	83	73
Treatment charges and other	6	8
Net cash costs	89	81
DD&A	16	20
Metals inventory adjustments	1	—
Noncash and other costs, net	2	3
Total costs	108	104
Gross (loss) profit	$(12)	$5

Molybdenum sales (millions of recoverable pounds)[a]	7	8

Gross (loss) profit per pound of molybdenum:

Revenues, excluding adjustments[a]	$12.57	$12.17
Site production and delivery, before net noncash and other costs shown below	10.79	8.17
Treatment charges and other	0.85	0.85
Unit net cash costs	11.64	9.02
DD&A	2.06	2.18
Metals inventory adjustments	0.17	—
Noncash and other costs, net	0.26	0.39
Total unit costs	14.13	11.59
Gross (loss) profit per pound	$(1.56)	$0.58

Reconciliation to Amounts Reported

				Metals
		Production		Inventory
Three Months Ended September 30, 2019	Revenues	and Delivery	DD&A	Adjustments
Totals presented above	$96	$83	$16	$1
Treatment charges and other	(6)	—	—	—
Noncash and other costs, net	—	2	—	—
Molybdenum mines	90	85	16	1
Other mining[b]	3,863	3,355	286	40
Corporate, other & eliminations	(800)	(775)	20	—
As reported in our consolidated financial statements	$3,153	$2,665	$322	$41

Three Months Ended September 30, 2018
Totals presented above	$109	$73	$20	$—
Treatment charges and other	(8)	—	—	—
Noncash and other costs, net	—	3	—	—
Molybdenum mines	101	76	20	—
Other mining[b]	5,529	3,709	420	—
Corporate, other & eliminations	(722)	(716)	18	—
As reported in our consolidated financial statements	$4,908	$3,069	$458	$—

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

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Nine Months Ended September 30,
(In millions)	2019	2018

Revenues, excluding adjustments[a]	$311	$330
Site production and delivery, before net noncash and other costs shown below	229	209
Treatment charges and other	21	23
Net cash costs	250	232
DD&A	50	60
Metals inventory adjustments	1	—
Noncash and other costs, net	5	5
Total costs	306	297
Gross profit	$5	$33

Molybdenum sales (millions of recoverable pounds)[a]	24	26

Gross profit per pound of molybdenum:

Revenues, excluding adjustments[a]	$12.61	$12.31
Site production and delivery, before net noncash and other costs shown below	9.28	7.79
Treatment charges and other	0.85	0.85
Unit net cash costs	10.13	8.64
DD&A	2.05	2.22
Metals inventory adjustments	0.05	—
Noncash and other costs, net	0.19	0.20
Total unit costs	12.42	11.06
Gross profit per pound	$0.19	$1.25

Reconciliation to Amounts Reported

				Metals
		Production		Inventory
Nine Months Ended September 30, 2019	Revenues	and Delivery	DD&A	Adjustments
Totals presented above	$311	$229	$50	$1
Treatment charges and other	(21)	—	—	—
Noncash and other costs, net	—	5	—	—
Molybdenum mines	290	234	50	1
Other mining[b]	12,505	10,523	912	41
Corporate, other & eliminations	(2,304)	(2,173)	59	58
As reported in our consolidated financial statements	$10,491	$8,584	$1,021	$100

Nine Months Ended September 30, 2018
Totals presented above	$330	$209	$60	$—
Treatment charges and other	(23)	—	—	—
Noncash and other costs, net	—	5	—	—
Molybdenum mines	307	214	60	—
Other mining[b]	17,133	11,202	1,238	2
Corporate, other & eliminations	(2,496)	(2,626)	53	—
As reported in our consolidated financial statements	$14,944	$8,790	$1,351	$2

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

CAUTIONARY STATEMENT
Our discussion and analysis contains forward-looking statements in which we discuss our potential future performance. Forward-looking statements are all statements other than statements of historical facts, such as plans, projections or expectations relating to ore grades and milling rates; production and sales volumes; unit net cash costs; operating cash flows; capital expenditures; our expectations regarding our share of PT-FI’s net (loss) income and future cash flows through 2022; PT-FI’s development, financing, construction and completion of a new smelter in Indonesia; PT-FI’s compliance with environmental standards under the framework established by Indonesia’s Ministry of Environment and Forestry; exploration efforts and results; development and production activities, rates and costs; liquidity; tax rates; export quotas and duties (including PT-FI’s evaluation of options to recover its overpayment of export duties); the impact of copper, gold and molybdenum price changes; the impact of deferred intercompany profits on earnings; reserve estimates; consummation of the pending Freeport Cobalt transaction and the pending Timok transaction; execution of the settlement agreement associated with the Louisiana coastal erosion cases; and future dividend payments, share purchases and sales. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “targets,” “intends,” “likely,” “will,” “should,” “to be,” “potential” and any similar expressions are intended to identify those assertions as forward-looking statements. The declaration of dividends is at the discretion of the Board and will depend on our financial results, cash requirements, future prospects, and other factors deemed relevant by the Board.

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, supply of and demand for, and prices of, copper, gold and molybdenum; mine sequencing; changes in mine plans; production rates; timing of shipments; results of feasibility studies; potential inventory adjustments; potential impairment of long-lived mining assets; satisfaction of customary closing conditions, including receipt of regulatory approvals to consummate the pending Freeport Cobalt transaction and the pending Timok transaction; the potential effects of violence in Indonesia generally and in the province of Papua; the Indonesian government’s extension of PT-FI's export license after March 8, 2020; risks associated with underground mining; satisfaction of requirements in accordance with PT-FI’s IUPK to extend mining rights from 2031 through 2041; industry risks; regulatory changes; political and social risks (including ongoing social unrest and protests in Peru and Chile); labor relations; weather- and climate-related risks; environmental risks; litigation results (including final disposition of Indonesia export duty and mine development cost matters); cybersecurity incidents; and other factors described in more detail in Part I, Item 1A. “Risk Factors” of our 2018 Form 10-K.

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

There have been no material changes in our market risks during the nine-month period ended September 30, 2019. For additional information on market risks, refer to “Disclosures About Market Risks” included in Part II, Items 7. and 7A. of our 2018 Form 10-K. For projected sensitivities of our operating cash flow to changes in commodity prices, refer to “Outlook” in Part I, Item 2. of this quarterly report on Form 10-Q for the period ended September 30, 2019; for projected sensitivities of our provisionally priced copper sales to changes in commodity prices refer to “Consolidated Results – Revenues” in Part I, Item 2. of this quarterly report on Form 10-Q for the period ended September 30, 2019.

Item 4.	Controls and Procedures.

(a)
Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective as of September 30, 2019.

(b)
Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management does not believe, based on currently available information, that the outcome of any legal proceeding reported in Part I, Item 3. “Legal Proceedings” and Note 12 of our 2018 Form 10-K, as updated in Notes 8 and 12 of our quarterly reports on Form 10-Q for the quarters ended March 31, 2019, June 30, 2019, and September 30, 2019, will have a material adverse effect on our financial condition; although individual or cumulative outcomes could be material to our operating results for a particular period, depending on the nature and magnitude of the outcome and the operating results for the period.

There have been no material changes to legal proceedings previously disclosed in Part I, Item 3. “Legal Proceedings” of our 2018 Form 10-K, except as described in Notes 8 and 12 of our quarterly reports on Form 10-Q for the quarters ended March 31, 2019, June 30, 2019, and September 30, 2019.

Item 1A. Risk Factors.

There have been no material changes to our risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our 2018 Form 10-K. For additional information on risk factors, refer to Part I, Item 1A. “Risk Factors” of our 2018 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended September 30, 2019.

There were no shares of common stock purchased by us during the three months ended September 30, 2019. On July 21, 2008, our Board of Directors approved an increase in our open-market share purchase program for up to 30 million shares. There have been no purchases under this program since 2008. This program does not have an expiration date. At September 30, 2019, there were 23.7 million shares that could still be purchased under the program.

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
			8-K	001-11307-01	12/13/2016
4.16	Form of Certificate representing shares of common stock, par value $0.10.		8-A/A	001-11307-01	8/10/2015
4.17	Indenture dated as of August 15, 2019, between FCX and U.S. Bank National Association, as Trustee (relating to the 5.00% Senior Notes due 2027 and the 5.25% Senior Notes due 2029).		8-K	001-11307-01	8/15/2019
4.18
First Supplemental Indenture dated as of August 15, 2019, among FCX, Freeport-McMoRan Oil & Gas LLC, as Guarantor, and U.S. Bank National Association, as Trustee (relating to the 5.00% Senior Notes due 2027).
			8-K	001-11307-01	8/15/2019
4.19
Second Supplemental Indenture dated as of August 15, 2019, among FCX, Freeport-McMoRan Oil & Gas LLC, as Guarantor, and U.S. Bank National Association, as Trustee (relating to the 5.25% Senior Notes due 2029).
			8-K	001-11307-01	8/15/2019
4.20	Form of 5.00% Senior Notes due 2027 (included in Exhibit 4.18).		8-K	001-11307-01	8/15/2019
4.21	Form of 5.25% Senior Notes due 2029 (included in Exhibit 4.9).		8-K	001-11307-01	8/15/2019

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
15.1	Letter from Ernst & Young LLP regarding unaudited interim financial statements.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.	X
95.1	Mine Safety and Health Administration Safety Data.	X
101.INS	XBRL Instance Document- the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	X
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.	X

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

Date:  November 6, 2019

S-1