Form 10-K
period 2019-12-31
FREEPORT-MCMORAN INC
filed 2020-02-14
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to
Commission file number: 001-11307-01
Freeport-McMoRan Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-2480931
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

333 North Central Avenue
Phoenix	Arizona	85004-2189
(Address of principal executive offices)		(Zip Code)
(602) 366-8100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.10 per share	FCX	The New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                              ☐ Yes ☑ No
The aggregate market value of common stock held by non-affiliates of the registrant was $13.1 billion on June 30, 2019.
Common stock issued and outstanding was 1,450,972,426 shares on January 31, 2020.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of our proxy statement for our 2020 annual meeting of stockholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this report.

Freeport-McMoRan Inc.

i

PART I
Items 1. and 2. Business and Properties.

All of our periodic reports filed with the United States (U.S.) Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, through our website, “fcx.com,” including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. These reports and amendments are available through our website as soon as reasonably practicable after we electronically file or furnish such material to the SEC.

References to “we,” “us” and “our” refer to Freeport-McMoRan Inc. (FCX) and its consolidated subsidiaries. References to “Notes” refer to the Notes to Consolidated Financial Statements included herein (refer to Item 8.), and references to “MD&A” refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk included herein (refer to Items 7. and 7A.).

GENERAL

We are a leading international mining company with headquarters in Phoenix, Arizona. Our company was incorporated under the laws of the state of Delaware on November 10, 1987. We operate large, long-lived geographically diverse assets with significant proven and probable reserves of copper, gold and molybdenum, and we are one of the world’s largest publicly traded copper producers. Our portfolio of assets includes the Grasberg minerals district in Indonesia, one of the world’s largest copper and gold deposits; and significant mining operations in North America and South America, including the large-scale Morenci minerals district in Arizona and the Cerro Verde operation in Peru.

We believe that we have a high-quality portfolio of long-lived copper assets positioned to generate long-term value. PT Freeport Indonesia (PT-FI) continues to advance several projects in the Grasberg minerals district related to the development of its large-scale, long-lived, high-grade underground ore bodies, and we are nearing completion of a project to develop the Lone Star leachable ores near the Safford operation in eastern Arizona, which is now approximately 75 percent complete. We are also pursuing other opportunities to enhance our mines’ net present values, and we continue to advance studies for future development of our copper resources, the timing of which will be dependent on market conditions.

During 2019, we advanced initiatives in our North America and South America mining operations to enhance productivity, expand margins and reduce the capital intensity of the business through the utilization of new technology applications in combination with a more interactive operating structure. The pilot program initiated at the Bagdad mine in northwest Arizona in late 2018 was successful in utilizing data science, machine learning and integrated functional teams to address bottlenecks, provide cost benefits and drive improved overall performance. The program is now being implemented across our North America and South America operations.

During fourth-quarter 2019, PT-FI completed mining the final phase of the Grasberg open pit and continues to achieve important milestones in ramping-up production of large-scale quantities of copper and gold from its significant underground ore bodies. In aggregate, the Grasberg open pit produced over 27 billion pounds of copper and 46 million ounces of gold in the 30-year period from 1990 through 2019. As PT-FI continues to ramp-up production from its underground ore bodies, our consolidated metal production is expected to improve significantly by 2021.

Following are our ownership interests at December 31, 2019, in operating mines through our consolidated subsidiaries, Freeport Minerals Corporation (FMC) and PT-FI:

FCX
100%
48.76%[a]
FMC
PT-FI
100%
Varying Interests
North America:
Morenci[b]
Bagdad
Safford
Sierrita
Miami
Chino
Tyrone
Henderson
Climax
South America:
Cerro Verde (53.56%)
El Abra (51%)
Indonesia:
Grasberg minerals district

a.
Prior to December 21, 2018, we owned 90.64 percent of PT-FI and PT-FI had an unincorporated joint venture with Rio Tinto plc (Rio Tinto). Refer to Note 2 for further discussion of the PT-FI divestment transaction and Note 3 for discussion of the former joint venture with Rio Tinto (Rio Tinto Joint Venture).

b.	FMC has a 72 percent undivided interest in Morenci via an unincorporated joint venture. Refer to Note 3 for further discussion.

At December 31, 2019, our estimated consolidated recoverable proven and probable mineral reserves totaled 116.0 billion pounds of copper, 29.6 million ounces of gold and 3.58 billion pounds of molybdenum. Following is a summary of our estimated consolidated recoverable proven and probable mineral reserves at December 31, 2019, by geographic location (refer to “Mining Operations” for further discussion):

	Copper	Gold	Molybdenum
North America	40%	2%	80%	[a]
South America	29	—	20
Indonesia	31	98	—
	100%	100%	100%

a.	Our Henderson and Climax molybdenum mines contain 20 percent of our estimated consolidated recoverable proven and probable molybdenum reserves, and our North America copper mines contain 60 percent.

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

Following is a summary of the geographic locations of our consolidated copper, gold and molybdenum production for the year 2019 (refer to “Mining Operations” for further information):

	Copper	Gold	Molybdenum
North America	45%	2%	68%	[a]
South America	36	—	32
Indonesia	19	98	—
	100%	100%	100%

a.	Our Henderson and Climax molybdenum mines produced 32 percent of our consolidated molybdenum production, and our North America copper mines produced 36 percent.

The geographic locations of our operating mines are shown on the world map below.

COPPER, GOLD AND MOLYBDENUM

Following is a brief discussion of our primary natural resources – copper, gold and molybdenum. For further discussion of historical and current market prices of these commodities, refer to MD&A and Item 1A. “Risk Factors.”

Copper
Copper is an internationally traded commodity, and its prices are determined by the major metals exchanges – the London Metal Exchange (LME), New York Mercantile Exchange (NYMEX) and Shanghai Futures Exchange. Prices on these exchanges generally reflect the worldwide balance of copper supply and demand, and can be volatile and cyclical. During 2019, the LME copper settlement price averaged $2.72 per pound, ranging from a low of $2.51 per pound to a high of $2.98 per pound, and was $2.79 per pound at December 31, 2019.

In general, demand for copper reflects the rate of underlying world economic growth, particularly in industrial production and construction. According to Wood Mackenzie, a widely followed independent metals market consultant, copper’s end-use markets (and their estimated shares of total consumption) are construction (28 percent), electrical applications (28 percent), consumer products (21 percent), transportation (12 percent) and industrial machinery (11 percent). We believe copper will continue to be essential in these basic uses as well as contribute significantly to new technologies for energy efficiencies, to advance communications and to enhance public health. Examples of areas we believe will require additional copper in the future include: (i) high efficiency motors, which consume up to 75 percent more copper than a standard motor; (ii) electric vehicles, which consume up to four times the amount of copper in terms of weight compared to vehicles of similar size with an internal combustion engine, and require copper-intensive charging station infrastructure to refuel; and (iii) renewable energy such as wind and solar, which consume four to five times the amount of copper compared to traditional fossil fuel generated power.

Gold
Gold is used for jewelry, coinage and bullion as well as various industrial and electronic applications. Gold can be readily sold on numerous markets throughout the world. Benchmark prices are generally based on London Bullion Market Association (London) quotations. During 2019, the London PM gold price averaged $1,393 per ounce, ranging from a low of $1,270 per ounce to a high of $1,546 per ounce, and was $1,515 per ounce on December 30, 2019 (there was no London PM gold price quote on December 31, 2019).

Molybdenum
Molybdenum is a key alloying element in steel and the raw material for several chemical-grade products used in catalysts, lubrication, smoke suppression, corrosion inhibition and pigmentation. Molybdenum, as a high-purity metal, is also used in electronics such as flat-panel displays and in super alloys used in aerospace. Reference prices for molybdenum are available in several publications, including Metals Week, CRU Report and Metal Bulletin. During 2019, the weekly average price of molybdenum quoted by Metals Week averaged $11.37 per pound, ranging from a low of $8.55 per pound to a high of $12.66 per pound, and was $9.23 per pound at December 31, 2019.

PRODUCTS AND SALES

Our consolidated revenues for 2019 primarily included sales of copper (79 percent), gold (11 percent) and molybdenum (8 percent). Copper concentrate sales to PT Smelting (PT-FI’s 25-percent-owned copper smelter and refinery in Gresik, Indonesia) totaled 13 percent of our consolidated revenues for the year ended December 31, 2019, and 12 percent for both the years ended December 31, 2018 and 2017, which is the only customer that accounted for 10 percent or more of our consolidated revenues during the three years ended December 31, 2019. Refer to Note 16 for a summary of our consolidated revenues and operating income (loss) by business segment and geographic area.

Copper Products
We are one of the world’s leading producers of copper concentrate, cathode and continuous cast copper rod. During 2019, 56 percent of our mined copper was sold in concentrate, 22 percent as cathode and 22 percent as rod from our North America operations. The copper ore from our mines is generally processed either by smelting and refining or by solution extraction and electrowinning (SX/EW) as described below.

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

Copper Sales
North America. The majority of the copper produced at our North America copper mines and refined in our El Paso, Texas refinery is consumed at our rod plants to produce copper rod which is sold to wire and cable manufacturers. The remainder of our North America copper production is sold in the form of copper cathode or copper concentrate under U.S. dollar-denominated annual contracts. Cathode and rod contract prices are generally based on the prevailing Commodity Exchange Inc. (COMEX - a division of NYMEX) monthly average settlement price for the month of shipment and include a premium. Generally, copper cathode is sold to rod, brass or tube fabricators. During 2019, 23 percent of our North America mines’ copper concentrate sales volumes were shipped to Atlantic Copper for smelting and refining and sold as copper anode and copper cathode.

South America. Production from our South America mines is sold as copper concentrate or copper cathode under U.S. dollar-denominated, annual and multi-year contracts. During 2019, our South America mines sold approximately 77 percent of their copper production in concentrate and 23 percent as cathode.

Substantially all of our South America copper concentrate and cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) primarily based on quoted LME monthly average settlement copper prices. Revenues from our South America concentrate sales are recorded net of royalties and treatment charges (i.e., fees paid to smelters that are generally negotiated annually). In addition, because a portion of the metals contained in copper concentrate is unrecoverable from the smelting process, revenues from our South America concentrate sales are also recorded net of allowances for unrecoverable metals, which are a negotiated term of the contracts and vary by customer.

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

	2019	2018	2017
Third parties	34%	60%	54%
PT Smelting	64	38	46
Atlantic Copper	2	2	—
	100%	100%	100%

Substantially all of PT-FI’s concentrate sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) primarily based on quoted LME monthly average settlement copper prices. Revenues from PT-FI’s concentrate sales are recorded net of royalties, export duties, treatment charges and allowances for unrecoverable metals.

Gold Products and Sales
We produce gold almost exclusively from the Grasberg minerals district. The gold we produce is primarily sold as a component of our copper concentrate or in slimes, which are a product of the smelting and refining process. Gold generally is priced at the average London price for a specified month near the month of shipment. Revenues from gold sold as a component of our copper concentrate are recorded net of treatment and refining charges, royalties, export duties and allowances for unrecoverable metals. Revenues from gold sold in slimes are recorded net of refining charges.

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

LABOR MATTERS

At December 31, 2019, we employed approximately 27,500 people (12,800 in North America, 6,900 in Indonesia, 6,500 in South America and 1,300 in Europe and other locations). We also had contractors that employ personnel at many of our operations, including approximately 22,300 at the Grasberg minerals district in Indonesia, 11,700 in North America, 5,900 at our South America mining operations and 700 in Europe and other locations. Employees represented by unions at December 31, 2019, are listed below, with the number of employees represented and the expiration date of the applicable union agreements:

Location	Number of Unions	Number of Union- Represented Employees	Expiration Date

PT-FI – Indonesia	2	5,020	September 2019	[a]
Cerro Verde – Peru	1	3,421	August 2021
El Abra – Chile	2	788	April 2023
Atlantic Copper – Spain	3	484	December 2019	[b]
Kokkola - Finland	3	187	November 2020
Rotterdam – The Netherlands	1	60	September 2022
Kisanfu – Africa Exploration	2	53	N/A	[c]
Stowmarket - United Kingdom	1	44	May 2020

a.
The Collective Labor Agreement (CLA) between PT-FI and its workers' unions expired in September 2019, but remains valid in accordance with Indonesia law until a new agreement is reached. A new agreement is currently under negotiation.

b.
The CLA between Atlantic Copper and its workers' unions expired in December 2019, but remains active by mutual agreement from both parties in accordance with Spanish law. Negotiations on a new agreement are set to begin soon.

c.	The CLA between Kisanfu and its unions has no expiration date, but can be amended at any time in accordance with an established process.

Refer to Item 1A. “Risk Factors” for further information on labor matters.

ENVIRONMENTAL AND RECLAMATION MATTERS

The cost of complying with environmental laws and regulations is fundamental to and a substantial cost of our business. For information about environmental regulation, litigation and related costs, refer to Item 1A. “Risk Factors” and Notes 1 and 12.

COMPETITION

The top 10 producers of copper comprise approximately 43 percent of total worldwide mined copper production. We currently rank fourth among those producers, with approximately five percent of estimated total worldwide mined copper production. Our competitive position is based on the size, quality and grade of our ore bodies and our ability to manage costs compared with other producers. We have a diverse portfolio of mining operations with varying ore grades and cost structures. Our costs are driven by the location, grade and nature of our ore bodies, and the level of input costs, including energy, labor and equipment. The metals markets are cyclical, and our ability to maintain our competitive position over the long term is based on our ability to acquire and develop quality deposits, hire and retain a skilled workforce, and to manage our costs.

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

The Morenci operation consists of two concentrators capable of milling 132,000 metric tons of ore per day, which produce copper and molybdenum concentrate; a 68,000 metric ton-per-day, crushed-ore leach pad and stacking system; a low-grade run-of-mine (ROM) leaching system; four SX plants; and three EW tank houses that produce copper cathode. Total EW tank house capacity is approximately 900 million pounds of copper per year. Morenci’s available mining fleet consists of one hundred and forty-one 236-metric ton haul trucks loaded by 13 shovels with bucket sizes ranging from 47 to 57 cubic meters, which are capable of moving an average of 815,000 metric tons of material per day.

Morenci’s production, including our joint venture partner’s share, totaled 1.0 billion pounds of copper and 5 million pounds of molybdenum in 2019, 1.0 billion pounds of copper and 9 million pounds of molybdenum in 2018, and 1.0 billion pounds of copper and 12 million pounds of molybdenum in 2017.

Morenci is located in a desert environment with rainfall averaging 13 inches per year. The highest bench elevation is 2,000 meters above sea level and the ultimate pit bottom is expected to have an elevation of 840 meters above sea level. The Morenci operation encompasses approximately 69,500 acres, comprising 51,300 acres of fee lands and 18,200 acres of unpatented mining claims held on public mineral estate and numerous state or federal permits, easements and rights-of-ways.

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

The Bagdad operation consists of an 81,600 metric ton-per-day concentrator that produces copper and molybdenum concentrate, a SX/EW plant that will produce approximately 5 million pounds per year of copper cathode from solution generated by low-grade stockpile leaching, and a pressure-leach plant to process molybdenum concentrate. The available mining fleet consists of thirty-seven 235-metric ton haul trucks loaded by six shovels with bucket sizes ranging from 30 to 48 cubic meters, which are capable of moving an average of 250,000 metric tons of material per day.

Bagdad’s production totaled 218 million pounds of copper and 13 million pounds of molybdenum in 2019, 199 million pounds of copper and 10 million pounds of molybdenum in 2018, and 173 million pounds of copper and 9 million pounds of molybdenum in 2017.

Bagdad is located in a desert environment with rainfall averaging 15 inches per year. The highest bench elevation is 1,200 meters above sea level and the ultimate pit bottom is expected to be 150 meters above sea level. The Bagdad operation encompasses approximately 33,100 acres, comprising 21,900 acres of fee lands and 11,200 acres of unpatented mining claims held on public mineral estate and numerous state or federal permits, easements and rights-of-ways.

Bagdad receives electrical power from Arizona Public Service Company. We believe the Bagdad operation has sufficient water sources to support current operations.

Safford, including Lone Star

Our wholly owned Safford mine has been in operation since 2007 and is an open-pit copper mining complex located in Graham County, Arizona, 8 miles north of the town of Safford and 170 miles east of Phoenix. The site is accessible by paved county road off U.S. Highway 70.

The Safford mine includes three copper deposits that have oxide mineralization overlaying primary copper sulfide mineralization. The predominant oxide copper minerals are chrysocolla and copper-bearing iron oxides with the predominant copper sulfide material being chalcopyrite.

The property is a mine-for-leach project and produces copper cathode. The operation consists of three open pits feeding a crushing facility with a capacity of 103,000 metric tons per day. The crushed ore is delivered to leach pads by a series of overland and portable conveyors. Leach solutions feed a SX/EW facility with a capacity of 240 million pounds of copper per year. A sulfur burner plant is also in operation at Safford, providing a cost-effective source of sulphuric acid used in SX/EW operations. The available mining fleet consists of thirty-five 235-metric ton haul trucks loaded by six shovels with bucket sizes ranging from 34 to 47 cubic meters, which are capable of moving an average of 358,000 metric tons of material per day.

Safford’s copper production totaled 110 million pounds in 2019, 123 million pounds in 2018 and 150 million pounds in 2017.

Through exploration drilling, we have identified a significant resource at our wholly owned Lone Star copper leach project located near the Safford operation in eastern Arizona. An initial project to develop the Lone Star leachable ores commenced in 2018, with first production expected during 2020. Initial production from the Lone Star leachable ores following a ramp-up period is expected to average approximately 200 million pounds of copper per year, with the potential for future expansion options. Total capital costs for the initial project, including mine equipment and pre-production stripping, are expected to approximate $850 million and will benefit from the utilization of existing infrastructure at the adjacent Safford operation. As of December 31, 2019, approximately $655 million has been incurred for this project, which is on schedule and within budget. The project also advances exposure to a significant sulfide resource. We expect to incorporate positive drilling and ongoing results in our future development plans.

Safford is located in a desert environment with rainfall averaging 10 inches per year. The highest bench elevation is 1,783 meters above sea level and the ultimate pit bottom is expected to have an elevation of 823 meters above sea level. The Safford operation encompasses approximately 94,700 acres, comprising 37,200 acres of fee lands and 57,500 acres of unpatented claims held on public mineral estate.

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

Sierrita’s production totaled 160 million pounds of copper and 16 million pounds of molybdenum in 2019, 152 million pounds of copper and 16 million pounds of molybdenum in 2018, and 160 million pounds of copper and 15 million pounds of molybdenum in 2017.

Sierrita is located in a desert environment with rainfall averaging 14.5 inches per year. The highest bench elevation is 1,300 meters above sea level and the ultimate pit bottom is expected to be 410 meters above sea level. The Sierrita operation, including the adjacent Twin Buttes site, encompasses approximately 46,700 acres, comprising 38,300 acres of fee lands including split estate lands and 8,400 acres of unpatented mining claims held on public mineral estate.

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

Since about 1915, the Miami mining operation had processed copper ore using both flotation and leaching technologies. The design capacity of the SX/EW plant is 200 million pounds of copper per year. Miami is no longer mining ore, but currently produces copper through leaching material already placed on stockpiles, which is expected to continue until 2025. Miami’s copper production totaled 15 million pounds in 2019, 16 million pounds in 2018 and 19 million pounds in 2017.

Miami is located in a desert environment with rainfall averaging 18 inches per year. The highest bench elevation is 1,390 meters above sea level and mining advanced the pit bottom to an elevation of 810 meters above sea level. Subsequent sloughing of material into the pit has filled it back to an elevation estimated to be 900 meters above sea level. The Miami operation encompasses approximately 14,700 acres, comprising 10,400 acres of fee lands and 4,300 acres of unpatented mining claims held on public mineral estate.

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

Chino’s copper production totaled 175 million pounds in 2019, 173 million pounds in 2018 and 215 million pounds in 2017.

Chino is located in a desert environment with rainfall averaging 16 inches per year. The highest bench elevation is 2,250 meters above sea level and the ultimate pit bottom is expected to be 1,460 meters above sea level. The Chino operation encompasses approximately 117,300 acres, comprising 103,900 acres of fee lands and 13,400 acres of unpatented mining claims held on public mineral estate.

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

Copper processing facilities consist of a SX/EW operation with a maximum capacity of approximately 100 million pounds of copper cathode per year. The available mining fleet consists of seven 240-metric ton haul trucks loaded by one shovel with a bucket size of 47 cubic meters, which is capable of moving an average of 68,000 metric tons of material per day.

Tyrone’s copper production totaled 48 million pounds in 2019, 55 million pounds in 2018 and 61 million pounds in 2017.

Tyrone is located in a desert environment with rainfall averaging 16 inches per year. The highest bench elevation is 2,000 meters above sea level and the ultimate pit bottom is expected to have an elevation of 1,475 meters above sea level. The Tyrone operation encompasses approximately 31,100 acres, comprising 19,700 acres of fee lands and 11,400 acres of unpatented mining claims held on public mineral estate.

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

Henderson’s molybdenum production totaled 12 million pounds in 2019, 14 million pounds in 2018 and 12 million pounds in 2017.

The Henderson mine is located in a mountainous region with the main access shaft at 3,180 meters above sea level. The main production levels are currently at elevations of 2,200 and 2,350 meters above sea level. This region experiences significant snowfall during the winter months.

The Henderson mine and mill operations encompass approximately 16,700 acres, comprising 13,100 acres of fee lands, 3,550 acres of unpatented mining claims held on public mineral estate and a 50-acre easement with the U.S. Forest Service for the surface portion of the conveyor corridor.

Henderson operations receive electrical power through long-term contracts with Xcel Energy and natural gas through long-term contracts with Encore Energy (with Xcel Energy as the transporter). We believe the Henderson operation has sufficient water resources to support current operations.

Climax
Our wholly owned Climax mine is located 13 miles northeast of Leadville, Colorado, off Colorado State Highway 91 at the top of Fremont Pass. The mine is accessible by paved roads.

The Climax ore body is a porphyry molybdenum deposit, with molybdenite as the primary sulfide mineral.

The Climax open-pit mine includes a 25,000 metric ton-per-day mill facility. Climax has the capacity to produce approximately 30 million pounds of molybdenum per year. The available mining fleet consists of eleven 177-metric ton haul trucks loaded by two hydraulic shovels with bucket sizes of 34 cubic meters, which are capable of moving an average of 90,000 metric tons of material per day.

Molybdenum production from Climax totaled 17 million pounds in 2019, 21 million pounds in 2018 and 20 million pounds in 2017.

The Climax mine is located in a mountainous region. The highest bench elevation is approximately 4,050 meters above sea level and the ultimate pit bottom is expected to have an elevation of approximately 3,100 meters above sea level. This region experiences significant snowfall during the winter months.

The Climax operation encompasses approximately 15,100 acres of fee lands.

Climax operations receive electrical power through long-term contracts with Xcel Energy and natural gas through long-term contracts with Encore Energy. We believe the Climax operation has sufficient water resources to support current operations.

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

Cerro Verde’s operation consists of an open-pit copper mine, a 409,500 metric ton-per-day concentrating facility, and SX/EW leaching facilities. Leach copper production is derived from a 39,000 metric ton-per-day crushed leach facility and a 100,000 metric ton-per-day ROM leach system. This SX/EW leaching operation has a capacity of approximately 200 million pounds of copper per year.

The available fleet consists of forty-five 290-metric ton haul trucks and ninety-three 230-metric ton haul trucks loaded by twelve electric shovels with bucket sizes ranging in size from 33 to 57 cubic meters and two hydraulic shovels with a bucket size of 21 cubic meters. This fleet is capable of moving an average of approximately 1,050,000 metric tons of material per day.

Cerro Verde’s production totaled 1.0 billion pounds of copper and 29 million pounds of molybdenum in 2019, 1.0 billion pounds of copper and 28 million pounds of molybdenum in 2018, and 1.1 billion pounds of copper and 27 million pounds of molybdenum in 2017.

Cerro Verde is located in a desert environment with rainfall averaging 1.5 inches per year and is in an active seismic zone. The highest bench elevation is 2,750 meters above sea level and the ultimate pit bottom is expected to be 1,553 meters above sea level. The Peru general mining law and Cerro Verde’s mining stability agreement grant the surface rights of mining concessions located on government land. Government land obtained after 1997 must be leased or purchased. Cerro Verde has a mining concession covering approximately 182,000 acres, including access to 14,600 acres granted through an easement from the Peru National Assets Office, plus 145 acres of owned property, and 1,151 acres of rights-of-way outside the mining concession area.

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

The El Abra operation consists of an open-pit copper mine and a SX/EW facility with a capacity of 500 million pounds of copper cathode per year from a 125,000 metric ton-per-day crushed leach circuit and a similar-sized ROM leaching operation. The available fleet consists of twenty-three 242-metric ton haul trucks loaded by four shovels with buckets ranging in size from 29 to 41 cubic meters, which are capable of moving an average of 216,000 metric tons of material per day.

El Abra’s copper production totaled 180 million pounds in 2019, 200 million pounds in 2018 and 173 million pounds in 2017.

We continue to evaluate a large-scale expansion at El Abra to process additional sulfide material and to achieve higher recoveries. El Abra’s large sulfide resource could potentially support a major mill project similar to facilities constructed at Cerro Verde. Technical and economic studies continue to be advanced to determine the optimal scope and timing for the project.

El Abra is located in a desert environment with rainfall averaging less than one inch per year and is in an active seismic zone. The highest bench elevation is 4,195 meters above sea level and the ultimate pit bottom is expected to be 3,385 meters above sea level. El Abra controls a total of approximately 180,000 acres of mining claims covering the ore deposit, stockpiles, process plant, and water wellfield and pipeline. In addition, El Abra has land surface rights for the road between the processing plant and the mine, the water wellfield, power transmission lines and for the water pipeline from the Salar de Ascotán aquifer.

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

Indonesia

Ownership. PT-FI is a limited liability company organized under the laws of the Republic of Indonesia. On December 21, 2018, we completed the transaction with the Indonesia government regarding PT-FI’s long-term mining rights and share ownership (refer to Note 2 for further discussion). Following the transaction, we have a 48.76 percent share ownership in PT-FI and the remaining 51.24 percent share ownership is collectively held by PT Indonesia Asahan Aluminum (Persero) (PT Inalum), an Indonesia state-owned enterprise, and PT Indonesia Papua Metal Dan Mineral (formerly known as PT Indocopper Investama), which is expected to be owned by PT Inalum and the provincial/regional government in Papua, Indonesia. The arrangements related to the transaction also provide for us and the other pre-transaction PT-FI shareholders to retain the economics of the revenue and cost sharing arrangements under the former Rio Tinto Joint Venture. As a result, our economic interest in PT-FI is expected to approximate 81 percent through 2022.

IUPK. Concurrent with closing the transaction, the Indonesia government granted PT-FI a new special mining license (IUPK) to replace its former Contract of Work (COW), enabling PT-FI to conduct operations in the Grasberg minerals district through 2041. Under the terms of the IUPK, PT-FI has been granted an extension of mining rights through 2031, with rights to extend mining rights through 2041, subject to PT-FI completing the construction of a new smelter in Indonesia within five years of closing the transaction and fulfilling its defined fiscal obligations to the Indonesia government. The IUPK, and related documentation, contains legal and fiscal terms and is legally enforceable through 2041. In addition, we, as a foreign investor, have rights to resolve investment disputes with the Indonesia government through international arbitration. Refer to Note 13 and Item 1A. “Risk Factors” for discussion of PT-FI’s IUPK and risks associated with our Indonesia mining operations.

On September 12, 2019, PT-FI received approval from the Indonesia government to increase its export quota from approximately 180,000 dry metric tons (DMT) of concentrate to approximately 680,000 DMT for the current export period, which expires March 8, 2020. Export licenses are valid for one year periods, subject to review and approval by the Indonesia government every six months, depending on smelter construction progress.

Grasberg Minerals District.  PT-FI operates in the remote highlands of the Sudirman Mountain Range in the province of Papua, Indonesia, which is on the western half of the island of New Guinea. Since 1967, we and our predecessors have been the only operator of exploration and mining activities in the approximately 24,600-acre operating area. The operating area is accessible by portsite facilities (Arafura Sea) and by the Timika airport. The project area includes a 70-mile main service road from portsite to the mill complex.

After mining the final phase of the Grasberg open pit during 2019, the Grasberg minerals district includes the following underground mines that are being operated or in advanced development; the Grasberg Block Cave, the Deep Mill Level Zone (DMLZ), Big Gossan and the Deep Ore Zone (DOZ).

As further discussed in MD&A, PT-FI is ramping-up production from its significant underground ore bodies and continues to achieve important milestones to produce large-scale quantities of copper and gold. In aggregate, these underground ore bodies are expected to produce large-scale quantities of copper and gold. Refer to Item 1A. “Risk Factors” for discussion of risks associated with development projects and underground mines.

Production from the Grasberg minerals district, including the former Rio Tinto Joint Venture share, totaled 0.6 billion pounds of copper and 0.9 million ounces of gold in 2019, 1.2 billion pounds of copper and 2.7 million ounces of gold in 2018, and 1.0 billion pounds of copper and 1.6 million ounces of gold in 2017.

Our principal source of power for all of our Indonesia operations is a coal-fired power plant that we built in 1998. Diesel generators supply peaking and backup electrical power generating capacity. A combination of naturally occurring mountain streams and water derived from our underground operations provides water for our operations. Our Indonesia operations are in an active seismic zone and experience average annual rainfall of approximately 200 inches.

Grasberg Open Pit
PT-FI began open-pit mining of the Grasberg ore body in 1990. The final phase of the Grasberg open pit was mined during 2019, including the removal of the open pit ramps. In aggregate, the Grasberg open pit produced over 27 billion pounds of copper and 46 million ounces of gold in the 30-year period from 1990 through 2019.

Ore milled from the Grasberg open pit averaged 60,100 metric tons per day in 2019, 133,300 metric tons per day in 2018 and 101,800 metric tons per day in 2017.

Grasberg Block Cave
The Grasberg Block Cave ore body is the same ore body historically mined from the surface in the Grasberg open pit. Undercutting, drawbell construction and ore extraction activities in the Grasberg Block Cave underground mine continue to track expectations. Monitoring data on cave propagation in the Grasberg Block Cave underground mine is providing confidence in growing production rates over time. As existing drawpoints mature and additional drawpoints are added, cave expansion is expected to accelerate production rates to an average of 30,000 metric tons of ore per day in 2020, over 60,000 metric tons of ore per day in 2021 and 130,000 metric tons of ore per day in 2023 from five production blocks spanning 335,000 square meters.

Ore milled from the Grasberg Block Cave underground mine averaged 8,600 metric tons per day in 2019, 4,000 metric tons per day in 2018 and 3,600 metric tons per day in 2017. Production at the Grasberg Block Cave underground mine is expected to continue through 2041.

The Grasberg Block Cave fleet consists of approximately 460 pieces of mobile equipment. The primary mining equipment directly associated with production and development includes an available fleet of 52 LHD units and 35 haul trucks. Each production LHD unit typically carries approximately 11 metric tons of ore and transfer ore into 55 to 60 metric ton capacity haul trucks. In addition, the Grasberg Block Cave has a rail haulage system currently operating with 3 locomotives and 27 ore wagons that haul the ore to the first of the 3 planned gyratory crushers located underground via an automated rail system. Each ore wagon typically carries 30 metric tons.

DMLZ Underground Mine
The DMLZ ore body lies below the DOZ underground mine at the 2,590-meter elevation and represents the downward continuation of mineralization in the Ertsberg East Skarn system and neighboring Ertsberg porphyry.

The DMLZ has continued its ramp-up of production. Hydraulic fracturing operations have been effective in managing rock stresses and pre-conditioning the cave following mining-induced seismic activity experienced in 2017 and 2018. Ore extraction continues to exceed expectations, averaging 14,900 metric tons of ore per day in fourth-quarter 2019 and reached approximately 16,000 metric tons of ore per day at year-end 2019. Ongoing hydraulic fracturing operations combined with continued undercutting and drawbell openings in the two currently active production blocks are expected to expand the cave, supporting higher production rates that are expected to average 29,000 metric tons of ore per day in 2020, approach 60,000 metric tons of ore per day in 2021 and 80,000 metric tons of ore per day in 2022 from three production blocks.

Ore milled from the DMLZ underground mine averaged 9,800 metric tons of ore per day in 2019, and 3,200 metric tons per day in both 2018 and 2017. Production at the DMLZ underground mine is expected to continue through 2041.

The DMLZ fleet consists of over 290 pieces of mobile equipment, which includes 22 LHD units and 9 haul trucks used in production and development activities.

Big Gossan Underground Mine
The Big Gossan ore body lies underground and adjacent to the current mill site. It is a tabular, near vertical ore body with approximate dimensions of 1,200 meters along strike and 800 meters down dip with varying thicknesses from 20 meters to 120 meters. The mine utilizes a blasthole stoping method with delayed paste backfill. Stopes of varying sizes are mined and the ore dropped down passes to a truck haulage level. Trucks are chute loaded and transport the ore to a jaw crusher. The crushed ore is then hoisted vertically via a two-skip production shaft to a level where it is loaded onto a conveyor belt. The belt carries the ore to one of the main underground conveyors where the ore is transferred and conveyed to the surface stockpiles for processing.

Ore milled from the Big Gossan underground mine averaged 6,100 metric tons per day in 2019, 3,800 metric tons per day in 2018 and 600 metric tons per day in 2017. Production at the Big Gossan underground mine is expected to continue through 2041.

The Big Gossan fleet consists of over 88 pieces of mobile equipment, which includes 12 LHD units and 9 haul trucks used in development and production activities.

DOZ Underground Mine
The DOZ ore body lies vertically below the now depleted Intermediate Ore Zone. PT-FI began production from the DOZ ore body in 1989 using open-stope mining methods, but suspended production in 1991 in favor of production from the Grasberg open pit. Production resumed in 2000 using the block-cave method and is at the 3,110-meter elevation level.

The DOZ is a mature block-cave mine that previously operated at 80,000 metric tons of ore per day. Current operating rates from the DOZ underground mine are driven by the value of the incremental DOZ ore grade compared to the ore from the DMLZ and Grasberg Block Cave underground mines. Ore milled from the DOZ underground mine averaged 25,500 metric tons per day in 2019, 33,800 metric tons per day in 2018 and 31,200 metric tons per day in 2017. Production at the DOZ underground mine is expected to continue through 2022.

The DOZ fleet consists of 186 pieces of mobile equipment. The primary mining equipment directly associated with production includes an available fleet of 40 LHD units and 19 haul trucks. The trucks dump into two gyratory crushers, and the ore is then conveyed to the surface stockpiles for processing.

Description of Indonesia Ore Bodies. Our Indonesia ore bodies are located within and around two main igneous intrusions, the Grasberg monzodiorite and the Ertsberg diorite. The host rocks of these ore bodies include both carbonate and clastic rocks that form the ridge crests and upper flanks of the Sudirman Range, and the igneous rocks of monzonitic to dioritic composition that intrude them. The igneous-hosted ore bodies (the Grasberg Block Cave and portions of the DOZ) occur as vein stockworks and disseminations of copper sulfides, dominated by chalcopyrite and, to a lesser extent, bornite. The sedimentary-rock hosted ore bodies (portions of the DOZ and all of the Big Gossan) occur as “magnetite-rich, calcium/magnesian skarn” replacements, whose location and orientation are strongly influenced by major faults and by the chemistry of the carbonate rocks along the margins of the intrusions.

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

The design capacity of the smelter is approximately 300,000 metric tons of copper per year, and the refinery has a capacity of 286,000 metric tons of copper per year. Atlantic Copper produced 272,000 metric tons of copper anode from its smelter and 268,300 metric tons of copper cathode from its refinery in 2019; 295,300 metric tons of copper anode from its smelter and 283,100 metric tons of copper cathode from its refinery in 2018; and 283,100 metric tons of copper anode from its smelter and 271,400 metric tons of copper cathode from its refinery in 2017.

Following is a summary of Atlantic Copper’s concentrate purchases from unaffiliated third parties and our copper mining operations for the years ended December 31:

	2019	2018	2017
Third parties	73%	77%	67%
North America copper mines	22	14	18
South America mining	2	5	15
Indonesia mining	3	4	—
	100%	100%	100%

Atlantic Copper’s major maintenance turnarounds typically occur approximately every eight years, with shorter-term maintenance turnarounds in the interim. Atlantic Copper completed a 79-day major maintenance turnaround in 2013, a 16-day maintenance turnaround in 2015, a 27-day maintenance turnaround in 2017 and a 16-day maintenance turnaround in 2019. The next major maintenance turnaround is scheduled for 2021.

PT Smelting. PT-FI’s former COW required us to construct, or cause to be constructed, a smelter in Indonesia if we and the Indonesia government determined that such a project would be economically viable. In 1995, following the completion of a feasibility study, we entered into agreements relating to the formation of PT Smelting, an Indonesia company, and the construction of the copper smelter and refinery in Gresik, Indonesia. PT Smelting owns and operates the smelter and refinery. PT-FI owns 25 percent of PT Smelting, with the remainder owned by Mitsubishi

Materials Corporation (60.5 percent), Mitsubishi Corporation RtM Japan Ltd. (9.5 percent) and JX Nippon Mining & Metals Corporation (5 percent).

PT-FI’s contract with PT Smelting requires PT-FI to supply 100 percent of the copper concentrate requirements (at market rates subject to a minimum or maximum treatment charge rate) necessary for PT Smelting to produce 205,000 metric tons of copper annually on a priority basis. PT-FI may also sell copper concentrate to PT Smelting at market rates for quantities in excess of 205,000 metric tons of copper annually. PT-FI supplied 90 percent of PT Smelting’s concentrate requirements in both 2019 and 2018 and 93 percent in 2017.

In early 2017, the Indonesia government issued new regulations to address exports of unrefined metals, including copper concentrate and anode slimes, and other matters related to the mining sector. These regulations permit the export of anode slimes, which is necessary for PT Smelting to continue operating. As a result of labor disturbances and a delay in the renewal of its export license for anode slimes, PT Smelting’s operations were shut down from mid-January 2017 until early March 2017. In March 2019, PT Smelting received a one-year extension of its anode slimes export license, which currently expires March 11, 2020. Refer to Item 1A. “Risk Factors” for further discussion.

PT Smelting produced 246,100 metric tons of copper anode from its smelter and 241,200 metric tons of copper cathode from its refinery in 2019; 258,800 metric tons of copper anode from its smelter and 257,600 metric tons of copper cathode from its refinery in 2018; and 245,800 metric tons of copper anode from its smelter and 247,800 metric tons of copper cathode from its refinery in 2017.

PT Smelting’s maintenance turnarounds (which range from two weeks to a month to complete) typically are expected to occur approximately every two years, with short-term maintenance turnarounds in the interim. PT Smelting completed a 30-day maintenance turnaround during 2018, and the next major turnaround is scheduled to start in November 2020.

Miami Smelter. We own and operate a smelter at our Miami mining operation in Arizona. The smelter has been operating for over 100 years and has been upgraded numerous times during that period to implement new technologies, improve production and comply with air quality requirements. In 2018, the Miami smelter completed the installation of emission control equipment that allows it to operate in compliance with current air quality standards. Refer to Item 1A. “Risk Factors” for further discussion.

The Miami smelter processes copper concentrate primarily from our North America copper mines. Concentrate processed through the smelter totaled 641,000 metric tons in 2019, 729,900 metric tons in 2018 and 612,600 metric tons in 2017. In addition, because sulphuric acid is a by-product of smelting concentrate, the Miami smelter is also the most significant source of sulphuric acid for our North America leaching operations.

Major maintenance turnarounds (which take approximately three weeks to complete) are anticipated to occur approximately every two years for the Miami smelter. The Miami smelter completed a major maintenance turnaround in the first half of 2019, and the next major maintenance turnaround is scheduled for 2021.

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

Freeport Cobalt. In March 2013, we acquired a cobalt chemical refinery in Kokkola, Finland, and the related sales and marketing business which provided direct end-market access for the cobalt hydroxide production at the Tenke Fungurume mine in the Democratic Republic of Congo, in which we held an interest prior to our sale of TF Holdings Limited in 2016. We, as operator, held an effective 56 percent ownership interest. The remaining effective ownership interest was held by Lundin Mining Corporation (24 percent) and La Générale des Carrières et des Mines (20 percent). The Kokkola refinery has an annual refining capacity of approximately 15,000 metric tons of cobalt.

In fourth-quarter 2019, we completed the sale of the cobalt refinery and related cobalt cathode precursor business to Umicore. Under the terms of the agreement, we separated the cobalt business, and Umicore acquired the refinery and cathode precursor business, which represents approximately 60 percent of the refinery’s historical revenues. We and the current noncontrolling interest partners in Freeport Cobalt will retain the remaining cobalt business, which is a producer of cobalt fine powders, chemicals, catalysts, ceramics and pigments.

Refer to Note 2 for additional discussion of the disposition.

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

Mining Development Projects and Exploration Activities
Capital expenditures for mining operations totaled $2.65 billion (including $1.5 billion for major projects) in 2019, $2.0 billion (including $1.2 billion for major projects) in 2018 and $1.4 billion (including $0.9 billion for major projects) in 2017. Capital expenditures for major projects during 2019 and 2018 were primarily associated with underground development activities in the Grasberg minerals district and development of the Lone Star copper leach project. Capital expenditures for major projects during 2017 were primarily associated with the Cerro Verde expansion project and underground development activities in the Grasberg minerals district. Refer to MD&A for projected capital expenditures for the year 2020.

We have several projects and potential opportunities to expand production volumes, extend mine lives and develop large-scale underground ore bodies. As further discussed in MD&A, our near-term major development projects primarily include the underground development activities in the Grasberg minerals district and development of the Lone Star copper leach project, which is nearing completion. Considering the long-term nature and large size of our development projects, actual costs and timing could vary from estimates. Additionally, in response to market conditions, the timing of our expenditures will continue to be reviewed. We continue to review our mine development and processing plans to maximize the value of our mineral reserves.

PT-FI has also committed to construct a new smelter in Indonesia by December 21, 2023. Refer to MD&A for a discussion of the smelter project.

We also have an additional long-term underground mine development project in the Grasberg minerals district for the Kucing Liar ore body, which lies on the southern flank of and underneath the southern portion of the Grasberg open pit at the 2,605-meter elevation level. We expect to mine the Kucing Liar ore body using the block-cave method. Aggregate long-term capital cost estimates for development of the Kucing Liar ore body are projected to approximate $3.6 billion, and the timing of development is under review. Additionally, full development would require $5.7 billion of capital expenditures at our processing facilities to optimize the handling of underground ore types. The timing of this project and trade-off studies are currently being reviewed.

Our mining exploration activities are generally associated with our existing mines focusing on opportunities to expand reserves and resources to support development of additional future production capacity. Exploration results continue to indicate opportunities for significant future potential reserve additions in North America and South America. Exploration spending associated with mining operations totaled $77 million in 2019, $78 million in 2018 and $72 million in 2017. Refer to MD&A for projected exploration expenditures for the year 2020.

Refer to Item 1A. “Risk Factors” for further discussion of risks associated with mine development projects and exploration activities, and PT-FI’s IUPK.

Sources and Availability of Energy, Natural Resources and Raw Materials
Our copper mining operations require significant amounts of energy, principally diesel, electricity, coal and natural gas, most of which is obtained from third parties under long-term contracts. Energy represented approximately 20 percent of our copper mine site operating costs in 2019, including purchases of approximately 230 million gallons of diesel fuel; 8,200 gigawatt hours of electricity at our North America and South America copper mining operations (we generate all of our power at our Indonesia mining operation); 675 thousand metric tons of coal for our coal power plant in Indonesia; and 1 million MMBtu (million British thermal units) of natural gas at certain of our North America mines. Based on current cost estimates, energy will approximate 20 percent of our copper mine site operating costs in 2020.

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

Community and Human Rights
We have adopted policies that govern our working relationships with the communities where we operate and that are designed to guide our practices and programs in a manner that respects human rights and the culture of the local people impacted by our operations. We continue to make significant expenditures on community development, health, education, training and cultural programs, which include:

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

We believe that our social and economic development programs are responsive to the issues raised by the local communities near our areas of operation and help us maintain good relations with the surrounding communities and avoid disruptions of mining operations. As part of our ongoing commitment to sustainable community development, we have made and expect to continue making investments in certain social programs, including in-kind support and administration, across our global operations from time to time. Over the last three years, these investments have averaged $136 million per year. Nevertheless, social and political instability in the areas of our operations may adversely impact our mining operations. Refer to Item 1A. “Risk Factors” for further discussion.

South America. Cerro Verde has provided a variety of community support projects over the years. Following engagements with regional and local governments, civic leaders and development agencies, in 2006, Cerro Verde committed to support the costs for a new potable water treatment plant to serve Arequipa. In addition, an agreement was reached with the Peru government for development of a water storage network that was financed by Cerro Verde and a distribution network that was financed by the Cerro Verde Civil Association.

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

Security Matters. Consistent with our operating permits in Peru and our commitment to protect our employees and property, we have taken steps to provide a safe and secure working environment. As part of its security program, Cerro Verde maintains its own internal security department. Both employees and contractors perform functions such as protecting company facilities, monitoring shipments of supplies and products, assisting in traffic control and aiding in emergency response operations. The security department receives human rights and Voluntary Principles training annually. Some contractors assigned to protection of expatriate personnel are armed. These contractors also receive training in defensive driving and firearms handling. Cerro Verde’s costs for its internal civilian security department totaled $9 million in 2019 and $8 million in both 2018 and 2017.

Cerro Verde, like all businesses and residents of Peru, relies on the Peru government for the maintenance of public order, upholding the rule of law and the protection of personnel and property. The Peru government is responsible for employing police personnel and directing their operations. Cerro Verde has limited public security forces in support of its operation, with the arrangement defined through a memorandum of understanding with the Peru National Police. Cerro Verde’s share of support costs for government-provided security approximated $1 million in each of the years 2019, 2018 and 2017.

Indonesia. In 1996, PT-FI established the Freeport Partnership Fund for Community Development (the Partnership Fund) through which PT-FI has made available funding and technical assistance to support community development initiatives in the areas of health, education, economic development and local infrastructure. PT-FI had committed through December 31, 2019, to provide one percent of its annual revenue for the development of the local communities in its area of operations through the Partnership Fund. Negotiations to extend this agreement are currently underway though PT-FI will continue its contributions to ensure there are no interruptions in the implementation of approved projects. PT-FI recorded costs of $28 million in 2019, $55 million in 2018 and $44 million in 2017 for this commitment.

Historically, the Amungme and Kamoro Community Development Organization (Lembaga Pengembangan Masyarakat Amungme dan Kamoro) oversaw disbursement of the program funds PT-FI contributed to the Partnership Fund. Throughout 2019, PT-FI consulted with key stakeholders to restructure the management of the Partnership Fund in compliance with PT-FI’s IUPK. Beginning in February 2020, the Partnership Fund is now managed by a legally recognized Indonesian foundation (Yayasan Pemberdayaan Masyarakat Amungme dan Kamoro or YPMAK). YPMAK is governed by a Board of Governors consisting of seven representatives, including four from PT-FI.

In addition to the Partnership Fund, PT-FI has made and expects to continue making annual investments in public health, education, community infrastructure and local economic development.

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

PT-FI’s costs for its internal civilian security department totaled $52 million in 2019, $59 million in 2018 and $54 million in 2017.

PT-FI, like all businesses and residents of Indonesia, relies on the Indonesia government for the maintenance of public order, upholding the rule of law and protection of personnel and property. The Grasberg minerals district has been designated by the Indonesia government as one of Indonesia’s vital national assets. This designation results in the police, and to a lesser extent, the military, playing a significant role in protecting the area of our operations. The Indonesia government is responsible for employing police and military personnel and directing their operations.

From the outset of PT-FI’s operations, the Indonesia government has looked to PT-FI to provide logistical and infrastructure support and assistance for these necessary services because of the limited resources of the Indonesia government and the remote location of and lack of development in Papua. PT-FI’s financial support of the Indonesia government security institutions assigned to PT-FI’s operations area represents a prudent response to PT-FI’s requirements and commitments to protect its workforce and property, and better ensuring that personnel are properly fed and lodged and have the logistical resources to patrol PT-FI’s roads and secure its area of operations. In addition, the provision of such support is consistent with our philosophy of responsible corporate citizenship, and reflects our commitment to pursue practices that respect human rights.

PT-FI’s support costs for the government-provided security totaled $22 million in 2019, $27 million in 2018 and $23 million in 2017. This supplemental support consists of various infrastructure and other costs, including food, housing, fuel, travel, vehicle repairs, allowances to cover incidental and administrative costs, and community assistance programs conducted by the military and police.

Refer to Item 1A. “Risk Factors” for further discussion of security risks in Indonesia.

Mining Production and Sales Data

	Years Ended December 31,
	Production			Sales
COPPER (millions of recoverable pounds)	2019	2018	2017	2019		2018		2017
(FCX’s net interest in %)
North America
Morenci (72%)[a]	730	684	737	717		700		713
Bagdad (100%)	218	199	173	218		197		164
Safford (100%)	110	123	150	111		127		154
Sierrita (100%)	160	152	160	157		154		154
Miami (100%)	15	16	19	15		16		18
Chino (100%)	175	173	215	174		176		217
Tyrone (100%)	48	55	61	49		56		61
Other (100%)	1	2	3	1		2		3
Total North America	1,457	1,404	1,518	1,442		1,428		1,484
South America
Cerro Verde (53.56%)	1,003	1,049	1,062	1,002		1,051		1,062
El Abra (51%)	180	200	173	181		202		173
Total South America	1,183	1,249	1,235	1,183		1,253		1,235
Indonesia
Grasberg minerals district[b]	607	1,160	984	667		1,130		981
Consolidated	3,247	3,813	3,737	3,292	[c]	3,811	[c]	3,700	[c]
Less noncontrolling interests	668	695	670	679		694		670
Net	2,579	3,118	3,067	2,613		3,117		3,030
Average realized price per pound				$2.73		$2.91		$2.93
GOLD (thousands of recoverable ounces)
North America (100%)	19	23	23	18		23		22
Indonesia[b]	863	2,416	1,554	973		2,366		1,540
Consolidated	882	2,439	1,577	991		2,389		1,562
Less noncontrolling interests	162	228	145	182		223		144
Net	720	2,211	1,432	809		2,166		1,418
Average realized price per ounce				$1,415		$1,254		$1,268
MOLYBDENUM (millions of recoverable pounds)
Henderson (100%)	12	14	12	N/A		N/A		N/A
Climax (100%)	17	21	20	N/A		N/A		N/A
North America copper mines (100%)[a]	32	32	33	N/A		N/A		N/A
Cerro Verde (53.56%)	29	28	27	N/A		N/A		N/A
Consolidated	90	95	92	90		94		95
Less noncontrolling interest	13	13	13	13		13		12
Net	77	82	79	77		81		83
Average realized price per pound				$12.61		$12.50		$9.33

a.	Amounts are net of Morenci’s undivided joint venture partners’ interest.

b.
Effective December 21, 2018, our share ownership in PT-FI is 48.76 percent (refer to Note 2 for further discussion). Our economic interest in PT-FI is expected to approximate 81 percent through 2022 and 48.76 percent thereafter.

c.	Consolidated sales volumes exclude purchased copper of 379 million pounds in 2019, 356 million pounds in 2018 and 273 million pounds in 2017.

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

Estimated recoverable proven and probable reserves at December 31, 2019, were determined using metals price assumptions of $2.50 per pound for copper, $1,200 per ounce for gold and $10 per pound for molybdenum.

For the three-year period ended December 31, 2019, LME copper settlement prices averaged $2.83 per pound, London PM gold prices averaged $1,306 per ounce and the weekly average price for molybdenum quoted by Metals Week averaged $10.50 per pound.

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

	Estimated Recoverable Proven and Probable Mineral Reserves at December 31, 2019
	Copper[a] (billion pounds)	Gold (million ounces)	Molybdenum (billion pounds)
North America	47.2	0.5	2.87
South America	33.2	—	0.71
Indonesia[b]	35.6	29.1	—
Consolidated basis[c]	116.0	29.6	3.58
Net equity interest[d]	83.4	16.1	3.25

a.
Estimated consolidated recoverable copper reserves include 1.7 billion pounds in leach stockpiles and 0.5 billion pounds in mill stockpiles (refer to “Mill and Leach Stockpiles” for further discussion).

b.	Reflects estimates of minerals that can be recovered through 2041. Refer to Item 1A. “Risk Factors.”

c.
Consolidated reserves represent estimated metal quantities after reduction for joint venture partner interests at the Morenci mine in North America (refer to Note 3 for further discussion of our Morenci joint venture). Excluded from the table above are our estimated recoverable proven and probable reserves of 375 million ounces of silver, which were determined using $15 per ounce.

d.
Net equity interest reserves represent estimated consolidated metal quantities further reduced for noncontrolling interest ownership (refer to Note 3 for further discussion of our ownership in subsidiaries). Excluded from the table above are our estimated recoverable proven and probable reserves of 251 million ounces of silver. Our net equity interest for estimated metal quantities in Indonesia reflects approximately 81 percent from 2020 through 2022 and 48.76 percent from 2023 through 2041.

		Estimated Recoverable Proven and Probable Mineral Reserves
		at December 31, 2019
		Proven Reserves							Probable Reserves
				Average Ore Grade							Average Ore Grade
	Processing	Million		Copper	Gold		Moly	Silver	Million		Copper	Gold		Moly		Silver
	Method	metric tons		%	g/t		%	g/t	metric tons		%	g/t		%		g/t
North America
Morenci	Mill	767		0.39	—		0.02	—	172		0.36	—		0.02		—
	Crushed leach	419		0.42	—		—	—	119		0.39	—		—		—
	ROM leach	2,229		0.16	—		—	—	729		0.16	—		—		—
Bagdad	Mill	1,918		0.33	—	[a]	0.02	1.39	592		0.29	—	[a]	0.02		1.19
	ROM leach	14		0.32	—		—	—	11		0.26	—		—		—
Safford, including Lone Star	Crushed leach	641		0.46	—		—	—	171		0.41	—		—		—
Sierrita	Mill	2,662		0.23	—	[a]	0.02	1.17	299		0.18	—	[a]	0.02		0.92
Chino, including Cobre	Mill	146		0.52	0.05		0.01	0.94	79		0.49	0.04		—	[a]	0.85
	ROM leach	91		0.32	—		—	—	8		0.32	—		—		—
Tyrone	ROM leach	44		0.25	—		—	—	5		0.23	—		—		—
Henderson	Mill	55		—	—		0.18	—	12		—	—		0.13		—
Climax	Mill	152		—	—		0.15	—	8		—	—		0.09		—
		9,138							2,204	[b]
South America
Cerro Verde	Mill	809		0.37	—		0.02	1.97	3,361		0.35	—		0.01		1.87
	Crushed leach	39		0.43	—		—	—	10		0.33	—		—		—
	ROM leach	26		0.27	—		—	—	21		0.18	—		—		—
El Abra	Crushed leach	505		0.43	—		—	—	192		0.38	—		—		—
	ROM leach	14		0.30	—		—	—	6		0.28	—		—		—
		1,393							3,590
Indonesia
Grasberg Block Cave	Mill	321		1.11	0.86		—	3.88	639		0.89	0.66		—		3.56
DMLZ	Mill	82		0.99	0.82		—	4.67	347		0.90	0.74		—		4.34
Big Gossan	Mill	17		2.55	1.03		—	15.71	38		2.22	0.95		—		13.26
DOZ	Mill	8		0.55	0.56		—	2.60	21		0.48	0.45		—		2.41
Kucing Liar[c]	Mill	132		1.33	1.09		—	7.03	208		1.20	1.01		—		6.43
		561	[b]						1,252	[b]
Total FCX - 100% Basis		11,091	[b]						7,046

a.	Amounts not shown because of rounding.

b.	Does not foot because of rounding.

c.	Would require additional capital investment, which could be significant, to bring into production.

The reserve table above and the tables on the following pages utilize the abbreviations described below:

•	g/t – grams per metric ton

•	Moly – Molybdenum

		Estimated Recoverable Proven and Probable Mineral Reserves
		at December 31, 2019
		(continued)
		Proven and
		Probable[a]		Average Ore Grade					Recoveries[b]
	Processing	Million		Copper	Gold		Moly	Silver	Copper	Gold	Moly	Silver
	Method	metric tons		%	g/t		%	g/t	%	%	%	%
North America
Morenci	Mill	939		0.38	—		0.02	—	81.5	—	49.2	—
	Crushed leach	538		0.41	—		—	—	79.6	—	—	—
	ROM leach	2,958		0.16	—		—	—	38.8	—	—	—
Bagdad	Mill	2,510		0.32	—	[c]	0.02	1.34	85.8	59.1	70.6	49.3
	ROM leach	25		0.30	—		—	—	41.0	—	—	—
Safford, including Lone Star	Crushed leach	812		0.45	—		—	—	70.5	—	—	—
Sierrita	Mill	2,960		0.23	—	[c]	0.02	1.14	83.0	58.4	77.7	49.3
Chino, including Cobre	Mill	224		0.51	0.05		0.01	0.91	80.0	77.9	36.8	78.5
	ROM leach	100		0.32	—		—	—	45.9	—	—	—
Tyrone	ROM leach	49		0.25	—		—	—	55.3	—	—	—
Henderson	Mill	67		—	—		0.17	—	—	—	88.5	—
Climax	Mill	160		—	—		0.15	—	—	—	89.5	—
		11,342
South America
Cerro Verde	Mill	4,170		0.36	—		0.01	1.89	86.3	—	54.3	44.7
	Crushed leach	49		0.41	—		—	—	78.9	—	—	—
	ROM leach	46		0.23	—		—	—	47.9	—	—	—
El Abra	Crushed leach	697		0.42	—		—	—	54.7	—	—	—
	ROM leach	20		0.29	—		—	—	38.6	—	—	—
		4,982
Indonesia
Grasberg Block Cave	Mill	959		0.97	0.73		—	3.67	84.0	63.5	—	55.5
DMLZ	Mill	429		0.92	0.75		—	4.40	86.9	79.1	—	64.3
Big Gossan	Mill	55		2.33	0.97		—	14.04	91.2	67.7	—	63.7
DOZ	Mill	29		0.50	0.48		—	2.46	88.2	82.1	—	66.4
Kucing Liar[d]	Mill	340		1.25	1.04		—	6.66	85.2	45.3	—	39.8
		1,813	[e]
Total FCX - 100% Basis		18,137

a.	Amounts may not equal the sum of proven and probable reserves as presented on the previous page because of rounding.

b.	Recoveries are net of estimated mill and smelter losses.

c.	Amounts not shown because of rounding.

d.	Would require additional capital investment, which could be significant, to bring into production.

e.	Does not foot because of rounding.

Estimated Recoverable Proven and Probable Mineral Reserves
at December 31, 2019
(continued)
			Recoverable Reserves
			Copper		Gold		Moly	Silver
	FCX’s	Processing	billion		million		billion	million
	Interest	Method	lbs.		ozs.		lbs.	ozs.
North America
Morenci	72%	Mill	6.4		—		0.19	—
		Crushed leach	3.9		—		—	—
		ROM leach	4.0		—		—	—
Bagdad	100%	Mill	15.2		0.2		0.79	53.4
		ROM leach	0.1		—		—	—
Safford, including Lone Star	100%	Crushed leach	5.6		—		—	—
Sierrita	100%	Mill	12.3		0.1		1.23	53.6
Chino, including Cobre	100%	Mill	2.0		0.3		0.01	5.1
		ROM leach	0.3		—		—	—
Tyrone	100%	ROM leach	0.1		—		—	—
Henderson	100%	Mill	—		—		0.22	—
Climax	100%	Mill	—		—		0.47	—
			49.9		0.5	[a]	2.91	112.1
Recoverable metal in stockpiles[b]			1.3		—		0.02	0.1
100% operations			51.2		0.5		2.93	112.2
Consolidated			47.2		0.5		2.87	112.2
Net equity interest			47.2		0.5		2.87	112.2

South America
Cerro Verde	53.56%	Mill	28.2		—		0.70	113.3
		Crushed leach	0.3		—		—	—
		ROM leach	0.1		—		—	—
El Abra	51%	Crushed leach	3.5		—		—	—
		ROM leach	0.1		—		—	—
			32.2		—		0.70	113.3
Recoverable metal in stockpiles[b]			1.0		—		0.01	1.7
100% operations			33.2		—		0.71	115.0
Consolidated			33.2		—		0.71	115.0
Net equity interest			17.7		—		0.38	61.6

Indonesia
Grasberg Block Cave	c	Mill	17.2		14.2		—	62.8
DMLZ	c	Mill	7.6		8.2		—	39.0
Big Gossan	c	Mill	2.6		1.2		—	15.8
DOZ	c	Mill	0.3		0.4		—	1.5
Kucing Liar	c	Mill	8.0		5.1		—	29.0
100% operations			35.6	[a]	29.1		—	148.2	[a]
Consolidated			35.6		29.1		—	148.2
Net equity interest			18.6		15.6		—	77.6

Total FCX – 100% basis			120.0		29.6		3.64	375.4
Total FCX – Consolidated basis[d]			116.0		29.6		3.58	375.4
Total FCX – Net equity interest[e]			83.4	[a]	16.1		3.25	251.4

a.	Does not foot because of rounding.

b.	Refer to “Mill and Leach Stockpiles” for additional information.

c.
Effective December 21, 2018, our share ownership in PT-FI is 48.76 percent (refer to Note 2 for further discussion). Our economic interest in PT-FI is expected to approximate 81 percent through 2022 and 48.76 percent thereafter.

d.	Consolidated reserves represent estimated metal quantities after reduction for Morenci’s joint venture partner interests (refer to Note 3 for further discussion).

e.
Net equity interest represents estimated consolidated metal quantities further reduced for noncontrolling interest ownership (refer to Note 3 for further discussion of our ownership in subsidiaries). Our net equity interest for estimated metal quantities in Indonesia reflects approximately 81 percent from 2020 through 2022 and 48.76 percent from 2023 through 2041.

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

The table below shows the minimum cutoff grade by process for each of our existing ore bodies as of December 31, 2019:

	Copper Equivalent Cutoff Grade (Percent)			Molybdenum Cutoff Grade (Percent)
	Mill	Crushed Leach	ROM Leach	Mill
North America
Morenci	0.17	0.12	0.03	—
Bagdad	0.11	—	0.03	—
Safford, including Lone Star	—	0.12	—	—
Sierrita	0.15	—	—	—
Chino, including Cobre	0.22	—	0.08	—
Tyrone	—	—	0.03	—
Henderson	—	—	—	0.12
Climax	—	—	—	0.05
South America
Cerro Verde	0.15	0.12	0.08	—
El Abra	—	0.10	0.07	—
Indonesia
Grasberg Block Cave	0.67	—	—	—
DMLZ	0.72	—	—	—
Big Gossan	1.70	—	—	—
DOZ	0.98	—	—	—
Kucing Liar	0.79	—	—	—

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

The following table sets forth the average drill hole spacing based on average sample distance or drill pattern spacing for proven and probable ore reserves by process type:

		Average Drill Hole Spacing (in Meters)
		Proven		Probable
	Mining Unit	Mill	Leach	Mill	Leach
North America
Morenci	Open Pit	86	86	122	122
Bagdad	Open Pit	86	86	122	122
Safford, including Lone Star	Open Pit	—	86	—	122
Sierrita	Open Pit	73	—	104	—
Chino	Open Pit	43	86	86	122
Cobre	Open Pit	61	61	91	91
Tyrone	Open Pit	—	86	—	86
Henderson	Block Cave	47	—	96	—
Climax	Open Pit	61	—	91	—
South America
Cerro Verde	Open Pit	55	55	110	110
El Abra	Open Pit	—	75	—	120
Indonesia
Grasberg Block Cave	Block Cave	28	—	67	—
DMLZ	Block Cave	22	—	63	—
Big Gossan	Open Stope	13	—	37	—
DOZ	Block Cave	23	—	55	—
Kucing Liar	Block Cave	39	—	95	—

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

Production Sequencing
Based on life-of-mine plans as of January 1, 2020

Year
2020
2022
2024
2026
2028
2030
2032
2034
2036
2038
2040
2042
2044
2046
2048
2050
2052
2054
2056
2058
2060
2096
2098
2100
2102
2104
2106
North America
Morenci
Bagdad
Chino, including Cobre
Miami
Safford, including Lone Star
Sierrita
Tyrone
Henderson
Climax
South America
Cerro Verde
El Abra
Indonesia
Grasberg Block Cave
DMLZ Block Cave
Big Gossan
DOZ Block Cave
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

Following are our stockpiles and the estimated recoverable copper contained within those stockpiles as of December 31, 2019:

					Recoverable
	Million		Average	Recovery	Copper
	Metric Tons		Ore Grade (%)	Rate (%)	(billion pounds)
Mill stockpiles
Cerro Verde	99		0.26	73.1	0.4
North America copper mines	6		0.35	72.9	0.1
	105				0.5

Leach stockpiles
Morenci	6,829		0.24	1.0	0.3
Bagdad	499		0.25	0.5	— [a]
Safford, including Lone Star	316		0.42	7.5	0.2
Sierrita	650		0.15	9.5	0.2
Miami	498		0.39	1.7	0.1
Chino, including Cobre	1,756		0.25	3.5	0.3
Tyrone	1,155		0.28	1.5	0.1
Cerro Verde	512		0.47	4.7	0.2
El Abra	787		0.44	4.9	0.4
	13,003	[b]			1.8

Total FCX - 100% basis					2.3
Total FCX - Consolidated basis[c]					2.2
Total FCX - Net equity interest[d]					1.7

a.	Rounds to less than 0.1 billion pounds of recoverable copper.

b.	Does not foot because of rounding.

c.	Consolidated stockpiles represent estimated metal quantities after reduction for Morenci’s joint venture partner interests. Refer to Note 3 for further discussion.

d.	Net equity interest represents estimated consolidated metal quantities further reduced for noncontrolling interest ownership (refer to Note 3 for further discussion of our ownership in subsidiaries).

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

Estimated Mineralized Material
at December 31, 2019
		Milling Material							Leaching Material			Total Mineralized Material[a]
		Million							Million			Million
	FCX’s	metric	Copper	Gold		Moly		Silver	metric		Copper	metric
	Interest	tons	%	g/t		%		g/t	tons		%	tons
North America
Morenci	72%	2,023	0.25	—		0.02		—	1,658		0.17	3,681
Bagdad	100%	426	0.30	—	[b]	0.02		1.3	1		0.12	427
Safford, including Lone Star	100%	870	0.46	0.06		—		1.2	962		0.29	1,832
Sierrita	100%	1,632	0.18	—	[b]	0.02		0.9	—		—	1,632
Chino, including Cobre	100%	282	0.46	0.04		0.01		0.8	29		0.24	312
Tyrone	100%	—	—	—		—		—	127		0.25	127
Henderson	100%	103	—	—		0.14		—	—		—	103
Climax	100%	378	—	—		0.16		—	—		—	378
Ajo	100%	621	0.36	0.06		0.01		0.8	—		—	621
Cochise/Bisbee	100%	—	—	—		—		—	298		0.44	298
Sanchez	100%	—	—	—		—		—	196		0.28	196
Tohono	100%	275	0.67	—		—		—	284		0.67	559
Twin Buttes	100%	311	0.47	—	[b]	0.03		5.1	103		0.21	413
Christmas	100%	367	0.38	0.05		—	[b]	1.0	—		—	367
South America
Cerro Verde	53.56%	638	0.33	—		0.01		1.8	36		0.26	674
El Abra	51%	2,015	0.40	0.02		0.01		1.3	163		0.24	2,178
Indonesia
Grasberg minerals district	48.76%	2,540	0.68	0.61		—		3.7	—	—	—	2,540
Africa
Kisanfu[c]	95%	75	1.84	—		—		—	63		2.43	138
Total FCX - 100% basis		12,556							3,920			16,477	[d]
Total FCX - Consolidated basis[e]		11,990							3,454			15,444
Total FCX - Net equity interest[f]		9,401							3,354			12,756

a.	Amounts may not equal the sum of milling and leach material because of rounding.

b.	Amounts not shown because of rounding.

c.	Stated tonnage also includes cobalt (0.95 percent for milling material and 0.99 percent for leaching material).

d.	Does not foot because of rounding.

e.	Consolidated basis represents estimated mineralized materials after reduction for Morenci’s joint venture partner interests. Refer to Note 3 for further discussion.

f.
Net equity interest represents estimated consolidated mineralized material further reduced for noncontrolling interest ownership. Refer to Note 3 for further discussion of our ownership in subsidiaries.

Item 1A. Risk Factors.

This report contains “forward-looking statements” within the meaning of United States (U.S.) federal securities laws. Forward-looking statements are all statements other than statements of historical facts, such as plans, projections or expectations relating to ore grades and milling rates; production and sales volumes; unit net cash costs; operating cash flows; capital expenditures; our expectations regarding our share of PT Freeport Indonesia’s (PT-FI) net (loss) income and future cash flows through 2022; PT-FI’s development, financing, construction and completion of a new smelter in Indonesia; our expectations regarding results associated with productivity and innovation initiatives; exploration efforts and results; development and production activities, rates and costs; liquidity; tax rates; export quotas and duties; the impact of copper, gold and molybdenum price changes; the impact of deferred intercompany profits on earnings; reserve estimates; execution of the settlement agreement associated with the Louisiana coastal erosion cases; and future dividend payments, share purchases and sales.

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

Financial risks

Fluctuations in the market prices of the commodities we produce, primarily copper, gold and molybdenum, have caused and may continue to cause significant volatility in our financial performance and in the trading prices of our common stock and debt. Extended declines in the market prices of copper, gold and, to a lesser extent, molybdenum could adversely affect our earnings, cash flows and asset values and, if sustained, may adversely affect our ability to repay debt.

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

Additionally, if market prices for our primary commodities decline for a sustained period of time, we may have to revise our operating plans, including curtailing production, reducing operating costs and capital expenditures, and discontinuing certain exploration and development programs. We may be unable to decrease our costs in an amount sufficient to offset reductions in revenues, in which case we may incur losses, and those losses may be material.

Fluctuations in commodities prices are caused by varied and complex factors beyond our control, including global supply and demand balances and inventory levels; global economic and political conditions; international regulatory, trade and tax policies, including national tariffs; commodities investment activity and speculation; interest rates; the strength of the U.S. dollar compared to foreign currencies; the price and availability of substitute products; and changes in technology. Volatility in global economic growth, particularly in developing economies, has the potential to adversely affect future demand and prices for commodities. Geopolitical uncertainty, including the United Kingdom’s exit from the European Union (commonly referred to as Brexit), and protectionism, have the potential to inhibit international trade and negatively impact business confidence, which creates the risk of constraints on our ability to trade in certain markets and has the potential to increase price volatility.

Copper prices may be affected by demand from China, which has become the largest consumer of refined copper in the world, and by changes in demand for industrial, commercial and residential products containing copper. China’s economy continues to struggle with rising debt levels, softening domestic consumer demand, the effects of a prolonged trade war, and more recently, the coronavirus outbreak, which has led to the temporary closure of some manufacturing activities in China. Although our sales to date have not been significantly affected, a continued slowing in China’s economic growth, the adoption and expansion of trade restrictions, changes in China-U.S. relations, or other governmental action related to tariffs or trade agreements or policies are difficult to predict and could adversely affect copper prices, demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could have a material adverse effect on our business, results of operations, or financial condition.

Copper prices have fluctuated historically, with London Metal Exchange (LME) copper settlement prices ranging from $2.48 per pound to $3.29 per pound during the three years ended December 31, 2019. LME copper settlement prices averaged $2.72 per pound in 2019, $2.96 per pound in 2018 and $2.80 per pound in 2017. The LME copper settlement price was $2.79 per pound on December 31, 2019, and $2.53 per pound on January 31, 2020.

Factors affecting gold prices may include the relative strength of the U.S. dollar to other currencies, inflation and interest rate expectations, purchases and sales of gold by governments and central banks, demand from China and India, two of the world’s largest consumers of gold, and global demand for jewelry containing gold. The London PM gold price averaged $1,393 per ounce in 2019, $1,268 per ounce in 2018 and $1,257 per ounce in 2017. The London PM gold price was $1,515 per ounce on December 30, 2019 (there was no London PM gold price quote on December 31, 2019), and $1,584 per ounce on January 31, 2020.

The Metals Week Molybdenum Dealer Oxide weekly average price averaged $11.37 per pound in 2019, $11.93 per pound in 2018 and $8.21 per pound in 2017. The Metals Week Molybdenum Dealer Oxide weekly average price was $9.23 per pound on December 31, 2019, and $10.40 per pound on January 31, 2020.

Declines in prices of commodities we sell could result in metals inventory adjustments and impairment charges for our long-lived assets. Refer to Note 4 for additional information regarding metals inventory adjustments. Other events that could result in impairment of our long-lived assets include, but are not limited to, decreases in estimated proven and probable mineral reserves and any event that might have a material adverse effect on current and future expected mine production costs.

Our debt and other financial commitments may limit our financial and operating flexibility.

At December 31, 2019, our total consolidated debt was $9.8 billion (see Note 8) and our total consolidated cash was $2.0 billion. We also have various other financial commitments, including reclamation and environmental obligations, take-or-pay contracts and leases. For further information, refer to the risk factor below relating to mine closure and reclamation regulations, and plugging and abandonment obligations related to our remaining oil and gas properties. Although we have been successful in repaying debt in the past and issuing new debt securities in capital markets transactions, there can be no assurance that we can continue to do so. In addition, we may assume additional debt in future periods or reduce our holdings of cash and cash equivalents in connection with funding existing operations, capital expenditures, dividends or in pursuing other business opportunities.

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

Any failure to comply with the financial and other covenants in our debt agreements may result in an event of default that would allow the creditors to accelerate maturities of the related debt, which in turn may trigger cross-acceleration or cross-default provisions in other debt agreements. Our available cash and liquidity may not be sufficient to fully repay borrowings under our debt instruments that may be accelerated upon an event of default.

As of January 31, 2020, our senior unsecured debt was rated “BB“ with a stable outlook by Standard & Poor’s (S&P), “BB+” with a stable outlook by Fitch Ratings (Fitch), and “Ba1” with a stable outlook by Moody’s Investors Service (Moody’s). If we are unable to maintain our indebtedness and financial ratios at levels acceptable to these credit rating agencies, or should our business prospects deteriorate, our current credit ratings could be downgraded, which could adversely affect the value of our outstanding securities and existing debt and our ability to obtain new financing on favorable terms and could increase our borrowing costs.

Certain of our debt agreements, including our revolving credit facility, use the London Interbank Offered Rate (LIBOR) as a reference rate. In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021, which could cause market volatility or disruption. If LIBOR is unavailable after 2021, our debt with interest rates that are indexed to LIBOR will be determined using various alternative methods to the extent provided for in our agreements, which could result in increases in interest rates on such debt. Further, we may need to renegotiate our debt agreements and the loans that utilize LIBOR to replace LIBOR with the new standard that is established by the U.S. Alternative Rate Reference Committee, which is currently expected to be the Secured Overnight Bank Financing Rate. It is not possible to predict the effect of these changes, other reforms, or the establishment of alternative reference rates on our borrowing costs or the capital markets generally.

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

As of December 31, 2019, our financial assurance obligations totaled $1.3 billion for closure and reclamation/restoration costs of U.S. mining sites, and $0.5 billion for plugging and abandonment obligations of our remaining oil and gas properties. A substantial portion of our financial assurance obligations are satisfied by FCX and subsidiary guarantees and financial capability demonstrations. Our ability to continue to provide guarantees and financial capability demonstrations depends on state and other regulatory requirements, our financial performance and our financial condition. Other forms of assurance, such as letters of credit and surety bonds, are costly to provide and, depending on our financial condition and market conditions, may be difficult or impossible to obtain. Failure to provide the required financial assurance could result in the closure of the affected properties.

The laws and regulations governing mine closure and remediation in a particular jurisdiction and oil and gas properties plugging and abandonment obligations are subject to review at any time and may be amended to impose additional requirements and conditions which may cause our provisions for environmental and asset retirement obligations to be underestimated and could materially affect our financial position or results of operations. Refer to Notes 1 and 12, for further discussion of our environmental and asset retirement obligations.

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

We sponsor defined benefit pension plans for certain current and former employees in the U.S. and a few pension plans for non-U.S. locations which provide for specified payments after retirement. The major defined benefit pension plans are funded with trust assets invested in a diversified portfolio of securities and other investments. Changes in regulatory requirements or the market value of plan assets, investment returns, interest rates and mortality rates may affect the funded status of our defined benefit pension plans and cause volatility in the net periodic benefit cost, future funding requirements of the plans and the funded status as recorded on the balance sheet. A sustained period of low or insufficient returns could require us to fund our pension plans to a greater extent than anticipated. Refer to Note 9 for further discussion.

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

•	Expropriation or nationalization of property, protectionism, or restrictions on repatriation of earnings or capital;

•
Changes in the host country’s laws, regulations and policies (which may be applied retroactively), including, but not limited to, those relating to labor, taxation, royalties, duties, tariffs, divestment, imports, exports (including restrictions on the export of copper concentrates, copper and/or gold), trade regulations, currency and environmental matters (including land use and water use), which because of rising “resource nationalism” in countries around the world, may impose increasingly onerous requirements on foreign operations and investment;

•	Political, social and economic instability, bribery, extortion, corruption, civil unrest, acts of war, guerrilla activities, insurrection and terrorism;

•
Changes in the aspirations and expectations of local communities in which we operate with respect to our contributions to employee health and safety, infrastructure and community development and other factors that may affect our social license to operate, all of which lead to increased costs;

•	Risk of loss associated with trespass, local artisanal or illegal mining, theft and vandalism or due to potential pandemic and endemic health issues;

•	Changes in U.S. trade, tax, immigration or other policies that may harm relations with foreign countries or result in retaliatory policies;

•	Increases in training and other costs and challenges relating to requirements by governmental entities to employ the nationals of the country in which a particular operation is located;

•	Foreign exchange controls, fluctuations in foreign currency exchange rates and inflation;

•	Reduced protection for intellectual property rights; and

•
The risk of having to submit to the jurisdiction of an international court or arbitration panel or having to enforce the judgment of an international court or arbitration panel against a sovereign nation.

Our insurance does not cover most losses caused by the above described risks. Accordingly, our exploration, development and production activities outside of the U.S. may be substantially affected by many unpredictable factors beyond our control, some of which could have a material adverse effect on our cash flows, results of operations and financial condition.

Our international operations must comply with the U.S. Foreign Corrupt Practices Act and similar anti-corruption and anti-bribery laws of the other jurisdictions in which we operate. There has been a substantial increase in the global enforcement of these laws in recent years. We operate in jurisdictions that have experienced public and private sector corruption and where significant anti-corruption enforcement activities, prosecutions, and settlements have occurred. There can be no assurance that our internal control policies and procedures will always protect us from misinterpretation of or noncompliance with applicable laws and internal policies, recklessness, fraudulent behavior, dishonesty or other inappropriate acts committed by our affiliates, employees, agents or contractors. As such, our corporate policies and processes may not prevent or detect all potential breaches of law or other governance practices. Any violation of anti-corruption or anti-bribery laws could result in significant criminal or civil fines and penalties, litigation, and loss of operating licenses or permits, and may damage our reputation, which could have a material adverse effect on our cash flows, results of operations and financial condition.

We are involved in several significant tax proceedings and other tax disputes with Indonesia and Peru tax authorities (refer to Note 12 for further discussion of these matters). Other risks specific to certain countries in which we operate are discussed in more detail below.

Because our mining operations in Indonesia are a significant operating asset, our business may be adversely affected by political, economic and social uncertainties in Indonesia.

Our Indonesia mining operations include the Grasberg minerals district, one of the world’s largest copper and gold deposits. These operations are conducted by our subsidiary PT-FI pursuant to a special mining license (IUPK) issued by the Indonesia government. Refer to Note 13 for a summary of the IUPK’s key fiscal terms.

Maintaining a good working relationship with the Indonesia government is important because of the significance of our Indonesia operations to our business, and because our mining operations there are among Indonesia’s most significant business enterprises. The Grasberg minerals district has been designated by the Indonesia government as one of Indonesia’s vital national assets. Partially because of its significance to Indonesia’s economy, the environmentally sensitive area where it is located, and the number of people employed, our Indonesia operations have been the subject of political debates and of criticism in the Indonesia press, and have been the target of protests and occasional violence. Improper management of our working relationship with the Indonesia government could lead to a disruption of operations and/or impact our reputation in Indonesia and in the region where we operate, which could adversely affect our business. In addition, PT Indonesia Asahan Aluminium (Persero) (PT Inalum), a shareholder in PT-FI, is an Indonesia state-owned enterprise. Disputes between us and PT Inalum may result in litigation or arbitration, which could increase our expenses and distract our officers and directors from focusing their time and effort on our business and could create tensions with the Indonesia government.

The Indonesia mining industry is subject to extensive regulation within Indonesia, and there have been major developments in laws and regulations applicable to mining concession holders, some of which have conflicted with PT-FI’s contractual rights in the past. In particular, the enactment of Law No. 4 of 2009 on Coal and Mineral Mining on January 12, 2009 (the Mining Law) replaced the previous regulatory framework which allowed concession holders, including PT-FI, to conduct mining activities in Indonesia under a contract of work system. The Mining Law, which sets out the regulatory framework for the mining industry in Indonesia, only contains substantive principles and leaves many specific issues to be addressed in implementing regulations, some of which have conflicted with PT-FI’s contractual rights in the past, including, but not limited to, regulations that imposed a progressive export duty on copper concentrate, restricted exports of copper concentrate and anode slimes, increased royalty rates, and required payment of a smelter assurance bond to support a commitment to construct a new smelter in Indonesia (refer to Note 13 for further discussion of the smelter assurance bond). In January 2017, PT-FI suspended exports through April 2017 in response to these Mining Law regulations.

The Mining Law stipulated that previously granted mining rights (through a contract of work) would continue to be valid until expiry, subject to certain adjustments. PT-FI’s former Contract of Work (COW) was concluded pursuant to the 1967 Foreign Capital Investment Law, which provided basic guarantees of remittance rights and protection against nationalization, a framework for economic incentives and basic rules regarding other rights and obligations of foreign investors. The initial term of PT-FI’s former COW was scheduled to expire in 2021 and explicitly provided that it could be extended for two 10-year periods subject to Indonesia government approval, which could not be withheld or delayed unreasonably. Prior to the issuance of the IUPK to PT-FI in December 2018, PT-FI had been engaged in discussions with the Indonesia government since 2012 regarding various provisions of its former COW, including extending its term. Notwithstanding provisions in PT-FI’s former COW prohibiting it from doing so, the Indonesia government sought to modify PT-FI’s former COW to address provisions contained in the Mining Law and implementing regulations adopted thereunder, some of which were not required under or conflicted with PT-FI’s former COW, including, but not limited to (i) restrictions on PT-FI’s basic right to export mining products; (ii) imposition of additional export duties and higher royalty rates; (iii) imposition of excess surface water taxes (refer to Note 12); (iv) imposition of new requirement to build additional smelter capacity in Indonesia; (v) unreasonable withholding and delay in granting approval of two successive ten-year extensions of the term of the former COW; and (vi) imposition of new divestment requirements.

In early 2017, the Indonesia government issued new regulations to address exports of unrefined metals, including copper concentrate and anode slimes, and other matters related to the mining sector. PT-FI’s export license for copper concentrate is valid for one year periods, subject to review and approval by the Indonesia government every six months, depending on smelter construction progress. PT-FI’s export license expires on March 8, 2020. The 2017 regulations also permit the export of anode slimes, which is necessary for PT Smelting (PT-FI’s 25-percent-owned copper smelter and refinery located in Gresik, Indonesia) to continue operating. PT Smelting’s export license for anode slimes expires on March 11, 2020.  In addition to a delay in the renewal of its export license for anode slimes in 2017, PT Smelting’s operations were shut down from mid-January 2017 until early March 2017 as a result of labor disturbances. Copper concentrate sales to PT Smelting totaled over 10 percent of our consolidated revenues for each of the years ended December 31, 2019, 2018 and 2017.  We cannot predict when PT-FI’s copper concentrate license and PT Smelting’s anode slimes export license may be renewed.   PT-FI’s sale of concentrates could be interrupted if either of these export license is not timely renewed or if PT Smelting is unable to operate either due to other operational or financial constraints, which would adversely impact our revenues and operations.

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

On December 21, 2018, PT-FI was granted an IUPK to replace its former COW, enabling PT-FI to conduct operations in the Grasberg minerals district through 2041. Under the terms of the IUPK, PT-FI has been granted mining rights through 2031, with rights to extend its mining rights through 2041, subject to, among other things, PT-FI completing the construction of a new smelter in Indonesia by December 21, 2023, and fulfilling its defined fiscal obligations to the Indonesia government. Refer to Note 13 for a summary of the IUPK’s key fiscal terms.

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

Our proven and probable ore reserves in Indonesia reflect estimates of minerals that can be recovered through the end of 2041, and PT-FI’s current long-term mine plan and planned operations are based on the assumption that PT-FI will abide by the terms and conditions of the IUPK and will be granted the 10-year extension from 2031 through 2041. As a result, we will not mine all of these ore reserves during the initial term of the IUPK. Prior to the end of 2031, we expect to mine 52 percent of aggregate proven and probable recoverable ore at December 31, 2019, representing 56 percent of our net equity share of recoverable copper reserves and 62 percent of our net equity share of recoverable gold reserves.

If PT-FI does not complete the construction of a new smelter in Indonesia by December 21, 2023, or fulfill its defined fiscal obligations to the Indonesia government as set forth in the IUPK, the IUPK will likely not be extended from 2031 to 2041, and we would be unable to mine all of PT-FI’s ore reserves in the Grasberg minerals district, which would adversely affect our business, results of operations and financial position.

Operational risks

Our mining operations are subject to operational risks that could adversely affect our business and our underground mining operations can be particularly dangerous.

Our mines are very large in scale and, by their nature are subject to significant operational risks, some of which are outside of our control, and many of which are not covered fully, or in some cases even partially, by insurance. These operational risks, which could materially and adversely affect our business, operating results and cash flow, include earthquakes, rainstorms, floods, and other natural disasters; environmental hazards, including discharge of metals, concentrates, pollutants or hazardous chemicals; surface or underground fires; equipment failures; accidents, including in connection with mining equipment, milling equipment or conveyor systems, transportation of chemicals, explosives or other materials and in the transportation of employees and business partners to and from sites; wall failures and rock slides in our open-pit mines, and structural collapses of our underground mines or tailings impoundments; lower than expected ore grades or recovery rates; and unexpected geological formations or conditions (whether in mineral or gaseous form).

We are facing continued geotechnical challenges due to the older age of some of our mines and a trend toward mining deeper pits and more complex deposits. No assurances can be given that unanticipated geotechnical and hydrological conditions may or may not occur, nor whether these conditions may lead to events such as landslides and pit wall failures, in the future or that such events will be detected in advance. Geotechnical instabilities can be difficult to predict and are often affected by risks and hazards outside of our control, such as seismic activity or severe weather, which may lead to floods, mudslides, pit-wall instability, and possibly even slippage of material. During the first quarter of 2019, our El Abra operation in Chile experienced heavy rainfall and electrical storms. As a result, our operating results for 2019 were impacted by a suspension of El Abra’s crushed leach stacking operations for approximately 35 days. We cannot predict whether similar events will occur in the future or the extent to which any such event would affect this, or any of our other operations.

For a discussion of risks specific to our tailings management, see below “Our management of waste rock and tailings are subject to significant environmental, safety and engineering challenges and risks that could adversely affect our business.”

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

In addition to the usual risks encountered in the mining industry, our Indonesia mining operations involve additional risks given their location in steep mountainous terrain in a remote area of Indonesia. These conditions have required us to overcome special engineering difficulties and develop extensive infrastructure facilities. The area also receives extreme rainfall, which has led to periodic floods and mudslides. Further, the mine site is also in an active seismic area and has experienced earth tremors from time to time.

We maintain insurance to cover some of these risks and hazards; however, our insurance may not sufficiently cover losses from an unexpected natural or operating disaster. We maintain insurance in amounts that are believed to be reasonable depending on the circumstances surrounding the identified risk. No assurance can be given that such insurance will continue to be available, or that it will be available at economically feasible premiums, or that we will be able to obtain or maintain such insurance. In addition, we do not have coverage for certain environmental losses and other risks, as such coverage cannot be purchased at a commercially reasonable cost. The lack of, or insufficiency of, insurance coverage could adversely affect our cash flow and overall profitability.

The occurrence of one or more of these events in connection with our exploration activities and development of and production from mining operations may result in the death of, or personal injury to, our employees, other personnel or third parties, the loss of mining equipment, damage to or destruction of mineral properties or production facilities, significant repair costs, monetary losses, deferral or unanticipated fluctuations in production, extensive community disruption, loss of licenses, permits or necessary approvals to operate, loss of infrastructure and services, disruption to essential supplies or delivery of our products, environmental damage and potential legal liabilities, all of which may adversely affect our reputation, business, prospects, results of operations and financial position.

Our management of waste rock and tailings are subject to significant environmental, safety and engineering challenges and risks that could adversely affect our business.

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

We maintain large leach pads and tailings impoundments containing viscous material, which are effectively large embankments that must be engineered, constructed and monitored to ensure structural stability and avoid leakages or structural collapse. Our tailings impoundments in arid areas must have effective programs to suppress fugitive dust emissions, and we must effectively monitor and treat acid rock drainage at all of our operations. In Indonesia, we use a river transport system for tailings management, which presents other risks discussed in more detail below under Environmental Risks - “Our Indonesia mining operations create difficult and costly environmental challenges, and future changes in environmental laws, or unanticipated environmental impacts from those operations, could require us to incur increased costs.”

Affiliates of our company currently operate 18 tailings storage facilities, 16 in the U.S. and 2 in Peru; and manage 58 in the U.S. that are inactive or closed (approximately three-fourths of the inactive facilities have been closed). Our inventory of tailings storage facilities comprises 13 active and 52 inactive or closed facilities with an upstream design, 5 active and 5 inactive with a centerline design, and 1 closed facility with a downstream design. In 2019, the Company produced approximately 309 million metric tons of tailings. The failure of tailings and other embankments at any of our mining operations could cause severe, and in some cases catastrophic, property and environmental damage and loss of life, as well as adverse effects on our business and reputation. Many of our tailings storage facilities are located in areas where a failure has the potential to impact individual dwellings and a limited number of impoundments are in areas where a failure has the potential to impact nearby communities or mining infrastructure. As a result, our programs take into account the significant consequences resulting from a potential failure, and we apply substantial financial resources and both internal and external technical resources to the safe management of all those facilities. Our tailings management and stewardship program, which involves qualified external Engineers of Record and periodic oversight by independent tailings Technical Review Boards and our Tailings Stewardship Team, complies with the tailings governance framework on preventing catastrophic failure of tailings storage facilities adopted in December 2016 by the International Council on Mining and Metals (ICMM) and required to be implemented by ICMM members. We continue to enhance our existing practices and work with ICMM on additional initiatives to strengthen the design, operation and closure of tailings storage facilities in an effort to reduce the risk of severe or catastrophic failure of those facilities. However, no assurance can be given that these events will not occur in the future.

The importance of careful design, management and monitoring of large impoundments has been emphasized in recent years by large scale tailings dam failures at unaffiliated mines, which resulted in numerous fatalities and caused extensive property and environmental damage. As a result of recent failures, international groups are drafting standards that management may elect to implement at our tailings storage facilities. These standards, if implemented, could require changes to our tailings stewardship program and approaches, although it is uncertain if these changes would result in material capital or operating cost increases.

Based on observations from such recent tailings failures, in addition to fatalities and severe personal, property and environmental damages, these events could result in limited or restricted access to mine sites, suspension of operations, decrease in reserves, legal liability (possibly involving the freezing of assets), government investigations, additional regulations and restrictions on mining operations in response to any such failure, increased monitoring costs and production costs, increased insurance costs or inability to obtain insurance, increased costs and/or limited access to capital, remediation costs, inability to comply with any additional safety requirements or obtain necessary certifications, evacuation or relocation of communities or other emergency action, and other impacts, which could have a material adverse effect on our operations and financial position.

Labor unrest, violence, activism and civil and religious strife could disrupt our operations and may adversely affect our business, financial condition, results of operations and prospects.

As of December 31, 2019, approximately 37 percent of our global labor force was covered by collective bargaining agreements and approximately 21 percent of our global labor force was covered by agreements that have expired and are currently being negotiated or will expire during 2020.

Labor agreements are negotiated on a periodic basis, and may not be renewed on reasonably satisfactory terms to us or at all. If we do not successfully negotiate new collective bargaining agreements with our union workers, we may incur prolonged strikes and other work stoppages at our mining operations, which could adversely affect our financial condition and results of operations. Additionally, if we enter into a new labor agreement with any union that significantly increases our labor costs relative to our competitors, our ability to compete may be materially and adversely affected. Refer to Items 1. and 2. “Business and Properties” for additional information regarding labor matters, and expiration dates of such agreements.

We could experience labor disruptions such as work stoppages, work slowdowns, union organizing campaigns, strikes, or lockouts that could adversely affect our operations. For example, during third-quarter 2016, PT-FI experienced labor productivity issues and a 10-day work stoppage that began in late September 2016. These labor productivity issues continued during fourth-quarter 2016 and the first half of 2017. Beginning in mid-April 2017, PT-FI experienced a high level of worker absenteeism, which unfavorably impacted mining and milling rates. A significant number of employees and contractors elected to participate in an illegal strike action beginning in May 2017, and were subsequently deemed to have voluntarily resigned under existing Indonesia laws and regulations resulting in increased costs associated with employee severance. We cannot predict whether additional labor disruptions will occur. Significant reductions in productivity or protracted work stoppages at one or more of our operations could significantly reduce our production and sales volumes or disrupt operations, which could adversely affect our cash flow, results of operations and financial condition.

South American countries have historically experienced uneven periods of economic growth, as well as recession, periods of high inflation and general economic and political instability. During 2019, both Peru and Chile experienced significant and prolonged civil unrest unrelated to our operations. Production and sales for the third quarter and first nine months of 2019 were impacted by protests associated with an unaffiliated copper development project in Peru that blocked access to the shipping ports and main transportation routes. While the civil unrest did not significantly impact our results for 2019, if it continues, our South America operations could be materially impacted, and as a result, we may not be able to meet our production and sales targets. We cannot predict whether similar or more significant incidents of civil unrest will occur in the future in Peru or Chile.

Indonesia has long faced separatist movements and civil and religious strife in a number of provinces. Several separatist groups have sought increased political independence for the province of Papua, where our Grasberg minerals district is located. In Papua, there have been sporadic attacks on civilians by separatists and sporadic but highly publicized conflicts between separatists and the Indonesia military and police. In addition, illegal miners have periodically clashed with police who have attempted for years to move them away from our facilities. Social, economic and political instability in Papua could materially and adversely affect us if it results in damage to our property or interruption of our Indonesia operations.

In 2009, a series of shooting incidents occurred within the PT-FI project area, including along the road leading to our mining and milling operations. The shooting incidents continued on a sporadic basis through January 2015. During this time, there were 20 fatalities and more than 50 injuries to our employees, contractor employees, government security personnel and civilians. The next shooting incident occurred in August 2017, and a series of shooting incidents continued on a sporadic basis within the PT-FI project area and in nearby areas through January 2020, resulting in 2 fatalities and 25 injuries. In December 2018, a mass shooting incident targeting a highway construction crew occurred in a remote mountain area approximately 100 miles east of the PT-FI project area, resulting in at least 19 fatalities and several reported as missing. Separatist security incidents, including shootings, continue to be sporadically reported, and PT-FI continues to monitor the occurrence of incidents in the region.

The safety of our workforce is a critical concern, and PT-FI continues to work with the Indonesia government to address security issues within the PT-FI project area and in nearby areas. We continue to limit the use of the road leading to our mining and milling operations to secured convoys, including transport of personnel by armored vehicles in designated areas.

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

As discussed in Item 3. “Legal Proceedings,” in Arizona, where our operations use both surface and groundwater, we are a participant in an active general stream adjudication in which Arizona courts have been attempting, for over 40 years, to quantify and prioritize surface water claims for the Gila River, one of the state’s largest river systems. This stream adjudication primarily affects our Morenci, Safford and Sierrita mines. The adjudication is addressing the state law claims of thousands of competing users, including us, as well as significant federal water claims that are potentially adverse to the state law claims of both surface water and groundwater users. Groundwater is treated differently from surface water under Arizona law, which historically allowed landowners to pump subsurface water, subject only to the requirement of putting it to “reasonable use.” However, court decisions in the adjudication have concluded that some underground water constitutes “subflow” that is to be treated legally as surface water and is therefore subject to the Arizona doctrine of prior appropriation and subject to the adjudication and potentially unavailable to groundwater pumpers in the absence of valid surface water claims. Any re-characterization of groundwater as surface water could affect the ability of consumers, farmers, ranchers, municipalities, and industrial users like us to continue to access water supplies that have been relied on for decades. Because we are a user of both groundwater and surface water in Arizona, we are an active participant in the adjudication proceedings. Given the legal and technical complexity of these adjudications, their long history, and their long-term legal, economic and political implications, it is difficult to predict the timing or the outcome of these proceedings. If we are not able to satisfactorily resolve the issues being addressed in the adjudications, our ability to pump groundwater could be diminished or curtailed, and our operations at Morenci, Safford and Sierrita could be adversely affected unless we are able to acquire alternative resources.

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

Although we typically have sufficient water for our Indonesia operations (the area receives considerable rainfall that has led to periodic floods and mudslides), lower rainfall could affect our water supply availability from time to time.

Although each of our mining operations currently has access to sufficient water supplies to support current operational demands, as discussed above, some supplies are subject to adjudication proceedings, the outcome of which we cannot predict, and the availability of additional supplies that may be required for potential future expansions is uncertain. While we are taking actions to acquire additional back-up water supplies, such supplies may not be available at acceptable cost, or at all, so that the loss of a water right or currently available water supply could force us to curtail operations or force premature closures, thereby increasing and/or accelerating costs or foregoing profitable operations.

Development projects are inherently risky and may require more capital than anticipated, which could adversely affect our business. The development of our underground mines and operations are also subject to other unique risks.

Mine development projects typically require a number of years and significant expenditures during the development phase before production is possible. Currently, our major projects include underground development activities in the Grasberg minerals district, which currently constitutes approximately 31 percent of our estimated consolidated recoverable proven and probable copper reserves, and completion of the Lone Star copper leach project in Arizona. There are many risks and uncertainties inherent in all development projects including, but not limited to, unexpected or difficult geological formations or conditions, potential delays, cost overruns, lower levels of production during ramp-up periods, shortages of material or labor, construction defects, breakdowns and injuries to persons and property. The development of our underground mines and operations are also subject to other unique risks including, but not limited to, underground fires or floods, ventilating harmful gases, fall-of-ground accidents, and seismic activity resulting from unexpected or difficult geological formations or conditions. While we anticipate taking all measures that we deem reasonable and prudent in connection with the development of our underground mines to safely manage production, there is no assurance that these risks will not cause schedule delays, revised mine plans, injuries to persons and property, or increased capital costs, any of which may have a material adverse impact on our cash flows, results of operations and financial condition. Additionally, although we devote significant time and resources to our project planning, approval and review processes, many of our development projects are highly complex and rely on factors that are outside of our control, which may cause us to underestimate the time and capital required to complete a development project.

For example, we experienced mining induced seismic activity in 2017 and 2018 at the Deep Mill Level Zone (DMLZ) underground mine in the Grasberg minerals district. Results to date of hydraulic fracturing activities to manage rock stresses and pre-condition the DMLZ underground mine for large-scale production have been effective. However, we cannot predict whether additional occurrences of seismic activity or other unexpected geological activity will occur that could cause schedule delays or additional revisions to PT-FI’s mine plans, which could adversely affect our cash flows, results of operations and financial condition.

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

Our estimates of recoverable proven and probable reserves have been calculated in accordance with Industry Guide 7 as required by the Securities Exchange Act of 1934. There are numerous uncertainties inherent in estimating mineral reserves. Such estimates are, to a large extent, based on the average prices for the commodities we produce, primarily copper, gold and molybdenum, and interpretations of geologic data obtained from drill holes and other exploration techniques, which data may not necessarily be indicative of future results. Our mineral reserve estimates are based on the latest available geological and geotechnical studies. We conduct ongoing studies of our ore bodies to optimize economic values and to manage risk. We revise our mine plans and estimates of recoverable proven and probable mineral reserves as required in accordance with the latest available studies. Geological assumptions about our mineralization that are valid at the time of estimation may change significantly when new information becomes available.

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

Additionally, the term “mineralized material” does not indicate proven and probable reserves as defined by the U.S. Securities and Exchange Commission. Estimates of mineralized material are subject to further exploration and development, and are, therefore, subject to considerable uncertainty. Mineralized material is a mineralized body that has been delineated by appropriately spaced drilling and/or underground sampling to support the reported tonnage and average metal grades. Such a deposit cannot qualify as recoverable proven and probable reserves until legal and economic feasibility are confirmed based upon a comprehensive evaluation of development costs, unit costs, grades, recoveries and other material factors and are, therefore, subject to considerable uncertainty. Accordingly, no assurance can be given that the estimated mineralized material not included in reserves will become proven and probable reserves.

Our operations are subject to extensive laws and regulations, some of which require permits and other approvals. These regulations increase our costs and in some circumstances may delay or suspend our operations.

Our operations are subject to extensive and complex laws and regulations that are subject to change and to changing interpretation by governmental agencies and other bodies vested with broad supervisory authority. As a mining company, compliance with environmental legal requirements is an integral and costly part of our business. For additional information, see “Environmental risks” below. We are also subject to extensive regulation of worker health and safety, including the requirements of the U.S. Occupational Safety and Health Act and similar laws of other jurisdictions. In the U.S., the operation of our mines is subject to regulation by the U.S. Mine Safety and Health Administration (MSHA) under the Federal Mine Safety and Health Act of 1977 (Mine Act). MSHA inspects our mines on a regular basis and issues citations and orders when it believes a violation has occurred under the Mine Act. Additionally in the U.S. various state agencies have concurrent jurisdiction arising under state law that regulate worker health and safety in both our industrial facilities and mines. If regulatory inspections result in an alleged violation, we may be subject to fines and penalties and, in instances of alleged significant violations, our mining operations or industrial facilities could be subject to temporary or extended closures. Refer to Exhibit 95.1 to this annual report on Form 10-K for additional information regarding certain orders and citations issued by MSHA for our operations during the year ended December 31, 2019.

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

Our industry has become increasingly dependent on digital technologies. Our strategy of operating large, long-lived, geographically diverse assets has been increasingly dependent on our ability to become fully integrated and highly automated. Many of our business and operational processes are heavily dependent on traditional and emerging technology systems to conduct day-to-day operations, improve safety and efficiency, and lower costs.

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

We could also be adversely affected by system or network disruptions if new or upgraded information technology systems are defective, not installed properly or not properly integrated into our operations. Various measures have been implemented to manage our risks related to system implementation and modification, but system modification failures could have a material adverse effect on our business, financial position and results of operations and could, if not successfully implemented, adversely impact the effectiveness of our internal controls over financial reporting.

In addition, from time to time, we pursue investments and initiatives to improve the productivity and efficiency of existing systems and operations, including through investments in digital technologies. During 2019, we advanced initiatives in our North America and South America mining operations to enhance productivity, expand margins and reduce the capital intensity of the business through the utilization of new technology applications in combination with a more interactive operating structure. The pilot program initiated at the Bagdad mine in northwest Arizona in late 2018 utilizes data science, machine learning and integrated functional teams to address bottlenecks, provide cost benefits and drive improved overall performance. There can be no certainty that some or any of such investments and initiatives will meet our capital allocation objectives. In addition, certain of such investments and initiatives are still in the early stages of evaluation, and additional engineering and other analysis is required to fully assess their impact. Further, there can be no certainty as to the time required for us to extract value from these investments or initiatives, or that we will achieve any anticipated savings or efficiency improvements.

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

Our Miami, Arizona, smelter processes approximately half of the aggregate copper concentrate produced by our North America copper mines. EPA regulations required us to invest approximately $230 million in 2017 for new pollution control equipment to reduce sulfur dioxide (SO2) to meet both regional haze requirements and to allow the Arizona Department of Environmental Quality (ADEQ) to demonstrate compliance with EPA’s SO2 ambient air quality standards. During 2019 and January 2020, there were several instances in which the SO2 levels exceeded the ambient standard. We are engaged in discussions with ADEQ and conducting an ongoing investigation of the cause of the ambient levels. We cannot guarantee that we will not be required to modify our systems or install additional equipment to address findings, new requirements or for other reasons, which could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

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

New or revised environmental regulatory requirements are frequently proposed, many of which result in substantially increased costs for our business, including those regarding financial assurance in the financial risk factor above. For example, criteria for man-made organic compounds that could be present in soil, groundwater and surface water at our existing and former operations are currently under review by federal and state agencies.

In 2015, EPA and the Department of the Army (collectively, the Agencies) adopted rules that added remote “tributaries” into the regulatory definition of “waters of the United States” that are protected by the Clean Water Act, thereby imposing significant additional restrictions on land uses in remote areas with only tenuous connections to active waterways. These rules were challenged by multiple states and industry parties and litigation is ongoing. On October 22, 2019, the Agencies published a final rule that repeals these 2015 rules and recodifies the regulations in place prior to adoption of the 2015 rules. EPA also published a proposed rule on February 14, 2019, which revises the definition of “waters of the United States” to clarify the scope of waters federally regulated under the Clean Water Act. The final rule will become effective 60 days after it is published in the Federal Register.  This final rule could limit or eliminate our need to obtain federal permits for future expansions at our operations in Arizona and New Mexico. We expect multiple legal challenges to the rule to be filed in federal district courts.

Regulations have been considered at various governmental levels to increase federal financial responsibility requirements both for mine closure and reclamation and for oil and gas decommissioning. In 2019, legislation was enacted in Colorado that eliminates our ability to use parent company guarantees, and requires proof of an end date for water treatment as a condition of permit issuance authorizing mining operations, with some exceptions for existing operations. Adoption of similar new environmental regulations or more stringent application of existing regulations may materially increase our costs, threaten certain operating activities and constrain our expansion opportunities.

Our mining operations are subject to regulations under the Endangered Species Act (ESA) that are intended to protect species listed by the Department of Interior’s Fish & Wildlife Service (FWS) as endangered or threatened, along with critical habitat designated by FWS for these listed species. The regulations limit the ability of landowners, including us, to obtain federal permits or authorizations needed for expansion of our operations, and may also affect our ability to obtain, retain or deliver water to some operations. On August 27, 2019, FWS published final rules that mitigate, but do not eliminate, potential regulatory constraints on mining operations under the ESA. FWS is also evaluating whether certain species should still be listed under the ESA, and reconsidering critical habitat that was proposed but never finalized. Environmental groups have aggressively challenged FWS’s regulatory reforms. No assurances can be made that restrictions relating to conservation will not have an adverse impact on expansion of our operations or not result in delays in project development, constraints on exploration and constraints on operations in impacted areas.

We incurred environmental capital expenditures and other environmental costs (including our joint venture partners’ shares) to comply with applicable environmental laws and regulations that affect our operations totaling $0.4 billion in both 2019 and 2018, and $0.5 billion in 2017. For 2020, we expect to incur approximately $0.5 billion of aggregate environmental capital expenditures and other environmental costs. The timing and amounts of estimated payments could change as a result of changes in regulatory requirements, changes in scope and costs of reclamation and plug and abandonment activities, the settlement of environmental matters and the rate at which actual spending occurs on continuing matters.

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

With the passage of CERCLA in 1980, companies like FMC became legally responsible for remediating hazardous substances released into the environment from properties owned or operated by them as well as properties where they arranged for disposal of such substances, irrespective of when the release to the environment occurred or who caused it. That liability is often asserted on a joint and several basis with other prior and subsequent owners, operators and arrangers, meaning that each owner or operator of the property is, and each arranger may be, held fully responsible for the remediation, although in many cases some or all of the other responsible parties no longer exist, do not have the financial ability to respond or cannot be found. As a result, because of our acquisition of FMC in 2007, many of the subsidiary companies we now own are potentially responsible for a wide variety of environmental remediation projects throughout the U.S., and we expect to spend substantial sums annually for many years to address those remediation issues. We are also subject to claims where the release of hazardous substances is alleged to have damaged natural resources. At December 31, 2019, we had more than 100 active remediation projects in 24 U.S. states. In addition, FMC and certain affiliates and predecessor companies were parties to agreements relating to the transfer of businesses or properties that contained indemnification provisions relating to environmental matters, and from time to time these provisions become the source of claims against us.

At December 31, 2019, we had $1.6 billion recorded in our consolidated balance sheet for environmental obligations attributable to CERCLA or analogous state programs and for estimated future costs associated with environmental matters at closed facilities or closed portions of operating facilities.

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

Mining operations on the scale of our Indonesia operations involve significant environmental risks and challenges. Our primary challenge is to dispose of the large amount of crushed and ground rock material, called tailings, that results from the process by which we physically separate the copper-, gold- and silver-bearing materials from the ore that we mine. In 2019, PT-FI produced approximately 39 million metric tons of tailings. Our tailings management plan, which has been approved by the Indonesia government, uses the unnavigable river system in the highlands near our mine to transport the tailings to an engineered area in the lowlands where the tailings and natural sediments are managed in a deposition area. Lateral levees have been constructed to help contain the footprint of the tailings and to limit their impact in the lowlands.

Another major environmental challenge is managing overburden, which is the rock that must be moved aside in the mining process to reach the ore. In the presence of air, water and naturally occurring bacteria, some overburden can generate acid rock drainage, or acidic water containing dissolved metals that, if not properly managed, can adversely affect the environment. In addition, certain overburden stockpiles are subject to erosion caused by the large amounts of rainfall, with the eroded stockpile material eventually being deposited in the lowlands tailings management area; this additional material influences the deposition of finer sediment material in the estuary, as well as presents the potential for increased environmental impacts. The Grasberg overburden stockpiles have experienced significant erosion, exacerbated by unanticipated work stoppages that adversely affected our ability to manage certain overburden stockpiles, which may have resulted in adverse environmental impacts. The current tailings deposition management plan as well as environmental monitoring programs take into account the presence of this overburden in the lowlands tailings management area. As part of this effort, PT-FI has expanded the scope of its studies and analysis to assess the environmental impacts from the overburden erosion, including conducting risk assessments to determine whether any such impacts require additional monitoring or mitigation measures, which would result in increased costs.

In the past, certain Indonesia government officials have raised questions with respect to our tailings and overburden management plans, including a suggestion that we implement a pipeline system rather than the river transport system for tailings management and disposition. Because our Indonesia mining operations are remotely located in steep mountainous terrain and in an active seismic area, a pipeline system would be costly, difficult to construct and maintain, and more prone to catastrophic failure, and could therefore involve significant potentially adverse environmental issues. Based on our own studies and others conducted by third parties we do not believe that a pipeline system is necessary or practical.

We cannot guarantee that we will not have overtopping or levee failure caused by extreme weather events or unanticipated structural failure in the future, which could result in flooding of the nearby communities. If flooding were to occur, it could result in loss of lives, severe personal, property and environmental damages, which could necessitate evacuation or relocation of communities or other emergency action, financial assistance to the communities impacted, remediation costs to repair and compensate for the social, cultural and economic impacts.

In December 2018, Indonesia’s Ministry of Environment and Forestry (the MOEF) issued a revised environmental permit to PT-FI to address many of the operational activities that it alleged were inconsistent with earlier studies. PT-FI and the MOEF also established a new framework for continuous improvement in environmental practices in PT-FI’s operations, including initiatives that PT-FI will pursue to increase tailings retention and to evaluate large scale beneficial uses of tailings within Indonesia. In addition, PT-FI continues to work with MOEF to finalize environmental permitting related to the rail facilities and certain of the underground mining production operations as well as permitting for the extension of levees to contain the lateral flow of tailings in the lowlands. Refer to Note 12 for further discussion.

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

Our copper mining operations require significant energy, principally diesel, electricity, coal and natural gas, most of which is obtained from third parties under long-term contracts. Energy represented approximately 20 percent of our copper mine site operating costs in 2019, and is expected to approximate 20 percent in 2020.

Carbon-based energy is a significant input in our operations, although haul truck diesel use and the amount of purchased power that is derived from fossil fuel or renewable sources varies significantly depending on site production and country-specific circumstances. The potential physical impacts of climate change on our operations are highly uncertain, and would vary by operation based on particular geographic circumstances. As a result of the Paris Agreement reached during the 21st Conference of the Parties to the United Nations Framework Convention on Climate Change in 2015, a number of governments have pledged “Nationally Determined Contributions” to control and reduce greenhouse gas emissions. In the U.S., several states, including Colorado and New Mexico, have advanced goals reducing or eliminating fossil-fuel based energy production. The administration of President Trump has announced the intention of the U.S. to withdraw from the Paris Agreement, which begins a lengthy process that will not be completed until November 2020. Transitions to renewable and other energy sources could, among other things, increase our operating and energy costs depending on the scope and magnitude of increased regulation of fossil-fuel based energy production, including greenhouse gas emissions.

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

On November 14, 2018, the court’s Special Master issued a final decision rejecting ADWR’s recommended test, instead adopting our position that a numeric model capable of accounting for complexities of the aquifer system should be used. The Special Master also confirmed that this initial cone of depression test is for determining which wells are subject to the jurisdiction of the adjudication court, not proving that a well is pumping subflow or establishing how much of a well’s production is subflow. Those matters will be determined by a subsequent “subflow depletion test,” which has not yet been formulated. Some of our adversaries objected to the Special Master’s final decision, and the adjudication court heard oral argument on the objections in February 2020.

In December 2018, ADWR submitted its initial report on the “subflow depletion test,” which will specify the methodology a well owner must use to quantify the portion of the water drawn from a well that is subflow as opposed to groundwater. ADWR remains in the process of developing its proposed subflow depletion test.  We, along with the other parties, will have the opportunity to provide input during the process and object to the proposal when it is submitted by ADWR.

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

In multiple instances, the U.S. asserts a right to all water in a particular watershed that was not effectively appropriated under state law prior to the establishment of the federal reservation. This creates risks for both surface water users and groundwater users because such expansive claims may severely impede competing uses of water within the same watershed. Because there are numerous federal reservations in watersheds across Arizona, the reserved water right claims of the U.S. pose a significant risk to multiple operations, including Morenci and Safford in the Upper Gila River watershed, and Sierrita in the Santa Cruz watershed. Because federal reserved water rights may adversely affect water uses at each of these operations, we have been actively involved in litigation over these claims. Because federal reserved water rights have not yet been quantified, the task of determining how much water each federal reservation may use has been left to the Gila River adjudication court. Several “contested cases” to quantify reserved water rights for particular federal reservations in Arizona are currently pending in the adjudication and one was recently resolved. That case, In re Aravaipa Canyon Wilderness Area was to resolve the U.S.’s claims to water for the Aravaipa Canyon Wilderness Area. The case was tried in 2015 and the court issued a decision in December 2018 supportive of our position on almost all issues, including rejection of the government’s core argument that wilderness areas are entitled to all water that was not appropriated at the time the reservation was created. We believe the rulings in this case will support our positions in other pending federal reserved right cases, including these: In re Fort Huachuca, which involves the U.S.’s claims to water for an Arizona army base and is awaiting a decision following a trial which concluded in February 2017; In re Redfield Canyon Wilderness Area, which involves the U.S.’s claims to water for another wilderness area and is awaiting a decision following a trial which concluded in May 2017; and In re San Pedro Riparian National Conservation Area, which involves the U.S.’s claims to water for a national conservation area and is awaiting a decision following a trial which concluded in May 2018.

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

Our objective is zero work place injuries and occupational illnesses. We measure progress toward achieving our objective against regularly established benchmarks, including measuring company-wide Total Recordable Incident Rates (TRIR). Our TRIR (including contractors) per 200,000 man-hours worked was 0.73 in 2019, 0.71 in 2018 and 0.75 in 2017. The metal mining sector industry average per 200,000 man-hours worked reported by the U.S. Mine Safety and Health Administration was 1.68 in 2018 and 1.74 in 2017. The metal mining sector industry average for 2019 was not available at the time of this filing.

Refer to Exhibit 95.1 for mine safety disclosures required in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K.

Information About our Executive Officers.

Certain information as of January 31, 2020, about our executive officers is set forth in the following table and accompanying text:

Name	Age	Position or Office
Richard C. Adkerson	73	Vice Chairman of the Board, President and Chief Executive Officer
Kathleen L. Quirk	56	Executive Vice President and Chief Financial Officer
Harry M. “Red” Conger, IV	64	President and Chief Operating Officer - Americas

Richard C. Adkerson has served as Vice Chairman of the Board since May 2013, President since January 2008 and also from April 1997 to March 2007, Chief Executive Officer since December 2003 and has been a director since October 2006. Mr. Adkerson previously served as Chief Financial Officer from October 2000 to December 2003.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities

None.

Common Stock

Our common shares trade on the New York Stock Exchange under the symbol “FCX.” At January 31, 2020, there were 11,718 holders of record of our common stock.

Common Stock Dividends

There were no common stock dividends paid in 2017. In February 2018, the FCX Board of Directors (the Board) reinstated a cash dividend on our common stock. See Note 10 for further discussion. The declaration of dividends is at the discretion of our Board and will depend upon our financial results, cash requirements, future prospects and other factors deemed relevant by our Board.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to shares of FCX common stock purchased by us during the three months ended December 31, 2019:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[a]	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs[a]
October 1-31, 2019	—	—	—	23,685,500
November 1-30, 2019	—	—	—	23,685,500
December 1-31, 2019	—	—	—	23,685,500
Total	—	—	—	23,685,500

a.	We have an approved open-market share purchase program for up to 30 million shares, which does not have an expiration date.

Item 6. Selected Financial Data.

Freeport-McMoRan Inc.
SELECTED FINANCIAL AND OPERATING DATA

	Years Ended December 31,
	2019		2018		2017		2016		2015
CONSOLIDATED FINANCIAL DATA	(In millions, except per share amounts)
Revenues	$14,402	[a]	$18,628		$16,403		$14,830	[b]	$14,607	[b]
Operating income (loss)[c]	$1,091		$4,754	[d,e]	$3,690	[f]	$(2,729)	[g]	$(13,437)	[h]
Net (loss) income from continuing operations	$(192)	[i,j,k,l,m]	$2,909	[k,l,m,n]	$2,029	[k,l,m]	$(3,832)	[l,m]	$(12,180)	[n]
Net income (loss) from discontinued operations[o]	$3		$(15)		$66		$(193)		$91
Net (loss) income attributable to common stock	$(239)		$2,602		$1,817		$(4,154)	[p]	$(12,236)
Diluted net (loss) income per share attributable to common stock:
Continuing operations	$(0.17)		$1.79		$1.21		$(2.96)		$(11.32)
Discontinued operations	—		(0.01)		0.04		(0.20)		0.01
	$(0.17)		$1.78		$1.25		$(3.16)		$(11.31)
Weighted-average common shares outstanding:
Basic	1,451		1,449		1,447		1,318		1,082
Diluted	1,451		1,458		1,454		1,318		1,082
Dividends declared per share of common stock	$0.20		$0.20		$—		$—		$0.2605
Operating cash flows	$1,482		$3,863		$4,666		$3,737		$3,220
Capital expenditures	$2,652		$1,971		$1,410		$2,813		$6,353
At December 31:
Cash and cash equivalents	$2,020		$4,217		$4,526		$4,262		$193
Property, plant, equipment and mine development costs, net	$29,584		$28,010		$22,994		$23,348		$24,245
Oil and gas properties, net	$—		$—		$—		$74		$7,093
Assets held for sale, including current portion	$—		$—		$—		$5	[q]	$4,862	[q]
Total assets	$40,809		$42,216		$37,302		$37,317		$46,577
Total debt, including current portion	$9,826		$11,141		$13,229		$16,126		$20,428
Redeemable noncontrolling interest	$—		$—		$—		$—		$764
Total stockholders’ equity	$9,298		$9,798		$7,977		$6,051		$7,828
The selected consolidated financial data shown above is derived from our audited consolidated financial statements. These historical results are not necessarily indicative of results that you can expect for any future period. You should read this data in conjunction with Items 7. and 7A. “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risks (MD&A)” and Item 8. “Financial Statements and Supplementary Data” thereto contained in our annual report on Form 10-K for the year ended December 31, 2019. All references to losses or income per share are on a diluted basis, unless otherwise noted.

a.
Includes charges totaling $166 million ($91 million to net loss attributable to common stock or $0.06 per share) primarily associated with an unfavorable Indonesia Supreme Court ruling related to certain disputed PT Freeport Indonesia (PT-FI) export duties (refer to Note 12).

b.
Includes net noncash mark-to-market losses associated with crude oil and natural gas derivative contracts totaling $41 million ($41 million to net loss attributable to common stock or $0.03 per share) in 2016 and $319 million ($198 million to net loss attributable to common stock or $0.18 per share) in 2015.

c.
Includes net charges (credits) for adjustments to environmental obligations and related litigation reserves of $68 million ($68 million to net loss attributable to common stock or $0.05 per share) in 2019, $57 million ($57 million to net income attributable to common stock or $0.04 per share) in 2018, $210 million ($210 million to net income attributable to common stock or $0.14 per share) in 2017, $(16) million ($(16) million to net loss attributable to common stock or $(0.01) per share) in 2016 and $43 million ($28 million to net loss attributable to common stock or $0.03 per share) in 2015.

d.
The year 2018 includes net credits totaling $96 million ($156 million to net income attributable to common stock or $0.11 per share) consisting of gains on sales of assets totaling $208 million, partly offset by net charges of $69 million associated with Cerro Verde’s collective labor agreement and $43 million mostly associated with depreciation expense at Freeport Cobalt, which was suspended while it was classified as held for sale.

e.
The year 2018 also includes net charges at PT-FI totaling $223 million ($110 million to net income attributable to common stock or $0.08 per share) consisting of $69 million for surface water tax settlements with the local regional tax authority in Papua, Indonesia, $32 million for assessments of prior period permit fees with Indonesia's Ministry of Environment and Forestry, $72 million for disputed payroll withholding taxes for prior years and other tax settlements, and $62 million to write-off certain previously capitalized project costs for the new smelter in Indonesia, partly offset by inventory adjustments totaling $12 million.

f.
The year 2017 includes net charges totaling $68 million ($12 million to net income attributable to common stock or $0.01 per share) consisting of charges totaling $125 million for workforce reductions at PT-FI and other net charges of $24 million mostly for asset impairments and metals inventory adjustments, partly offset by net gains on sales of assets totaling $81 million primarily associated with oil and gas transactions.

g.
The year 2016 includes net charges totaling $4.9 billion ($4.8 billion to net loss attributable to common stock or $3.67 per share) consisting of (i) $4.3 billion for impairment of oil and gas properties, (ii) $926 million for drillship settlements/idle rig and contract termination costs, (iii) $196 million for other charges at oil and gas operations primarily associated with inventory adjustments, asset impairment and other restructuring charges and (iv) $69 million for charges at mining operations for metals inventory adjustments, PT-FI asset retirement and Cerro Verde social commitments, partly offset by (v) net gains on sales of assets totaling $649 million mostly associated with the Morenci and Timok transactions, and net of estimated losses associated with assets held for sale.

h.
The year 2015 includes net charges totaling $13.8 billion ($12.0 billion to net loss attributable to common stock or $11.10 per share) consisting of (i) $13.1 billion for impairment of oil and gas properties, (ii) $338 million for metals inventory adjustments, (iii) $188 million for charges at oil and gas operations primarily associated with other asset impairment and inventory adjustments, idle/terminated rig costs and prior year mineral tax assessments related to the California properties, (iv) $145 million for charges at mining operations primarily associated with asset impairment, restructuring and other net charges and (v) $18 million for executive retirement benefits, partly offset by (vi) a net gain of $39 million for the sale of our interest in the Luna Energy power facility.

i.
The year 2019 includes net gains of $179 million ($169 million to net loss attributable to common stock or $0.12 per share) consisting of gains on sales of assets totaling $417 million and net credits for adjustments to asset retirement obligations totaling $19 million, partly offset by metals inventory adjustments totaling $179 million and other net charges totaling $78 million, mostly associated with weather-related issues at El Abra, asset impairments, adjustments to deferred profit sharing and oil and gas inventory adjustments.

j.
The year 2019 also includes charges at PT-FI of $294 million ($288 million to net loss attributable to common stock or $0.20 per share) consisting of $234 million associated with PT-FI's historical contested tax disputes, $32 million for a currency exchange adjustment to value-added tax receivables and $28 million for an adjustment to the settlement of the historical surface water tax matters with the local regional tax authority in Papua, Indonesia.

k.
Includes charges at Cerro Verde related to disputed royalty matters for prior years totaling $7 million to net loss attributable to common stock (less than $0.01 per share) in 2019, $195 million to net income attributable to common stock ($0.13 per share) in 2018 and $186 million to net income attributable to common stock ($0.13 per share) in 2017. Charges for 2019 represent $6 million to operating income and $10 million to interest expense. Net charges for 2018 consist of $14 million to operating income, $370 million to interest expense and $22 million to other expense, net of $35 million of net income tax benefits and $176 million to noncontrolling interests. Net charges for 2017 consist of $203 million to operating income, $145 million to interest expense and $7 million to provision for income taxes, net of $169 million to noncontrolling interests. Refer to Note 12 for further discussion.

l.
Includes after-tax net (losses) gains on early extinguishment and exchanges of debt totaling $(26) million ($(0.02) per share) in 2019, $7 million (less than $0.01 per share) in 2018, $21 million ($0.01 per share) in 2017 and $26 million ($0.02 per share) in 2016.

m.
As further discussed in “Consolidated Results - Income Taxes” contained in MD&A, amounts include net tax (charges) credits of $(1) million ($34 million net of noncontrolling interests or $0.02 per share) in 2019, $632 million ($574 million net of noncontrolling interests or $0.39 per share) in 2018, $438 million ($0.30 per share) in 2017 and $370 million ($374 million net of noncontrolling interests or $0.28 per share) in 2016.

n.
The year 2018 includes a gain of $19 million to net income attributable to common stock or $0.01 per share for interest received on tax refunds. The year 2015 includes a gain of $92 million to net loss attributable to common stock or $0.09 per share related to net proceeds received from insurance carriers and other third parties related to the shareholder derivative litigation settlement.

o.
Discontinued operations reflects the results of TF Holdings Limited (TFHL), through which we held an interest in the Tenke Fungurume (Tenke) mine until it was sold on November 16, 2016, and includes charges for allocated interest expense associated with the portion of the term loan that was required to be repaid as a result of the sale. Net income (loss) from discontinued operations in 2019, 2018 and 2017, primarily reflect adjustments to the fair value of the potential contingent consideration related to the sale and was adjusted through December 31, 2019. The year 2016 also includes a net charge of $198 million for the loss on disposal.

p.	The year 2016 includes a gain on redemption of a redeemable noncontrolling interest of $199 million ($0.15 per share) associated with the settlement of a preferred stock obligation.

q.	In accordance with accounting guidelines, the assets and liabilities of TFHL were presented as held for sale in the consolidated balance sheets.

Freeport-McMoRan Inc.
SELECTED FINANCIAL AND OPERATING DATA (Continued)

	Years Ended December 31,
	2019	2018	2017	2016	2015
CONSOLIDATED MINING (CONTINUING OPERATIONS)[a]
Copper (millions of recoverable pounds)
Production	3,247	3,813	3,737	4,222	3,568
Sales, excluding purchases	3,292	3,811	3,700	4,227	3,603
Average realized price per pound	$2.73	$2.91	$2.93	$2.28	$2.42
Gold (thousands of recoverable ounces)
Production	882	2,439	1,577	1,088	1,257
Sales, excluding purchases	991	2,389	1,562	1,079	1,247
Average realized price per ounce	$1,415	$1,254	$1,268	$1,238	$1,129
Molybdenum (millions of recoverable pounds)
Production	90	95	92	80	92
Sales, excluding purchases	90	94	95	74	89
Average realized price per pound	$12.61	$12.50	$9.33	$8.33	$8.70

NORTH AMERICA COPPER MINES
Operating Data, Net of Joint Venture Interests[b]
Copper (millions of recoverable pounds)
Production	1,457	1,404	1,518	1,831	1,947
Sales, excluding purchases	1,442	1,428	1,484	1,841	1,988
Average realized price per pound	$2.74	$2.96	$2.85	$2.24	$2.47
Molybdenum (millions of recoverable pounds)
Production	32	32	33	33	37
100% Operating Data
Leach operations
Leach ore placed in stockpiles (metric tons per day)	750,900	681,400	679,000	737,400	913,000
Average copper ore grade (percent)	0.23	0.24	0.28	0.31	0.26
Copper production (millions of recoverable pounds)	993	951	1,016	1,120	1,086
Mill operations
Ore milled (metric tons per day)	326,100	301,000	299,500	300,500	312,100
Average ore grade (percent):
Copper	0.34	0.35	0.39	0.47	0.49
Molybdenum	0.02	0.02	0.03	0.03	0.03
Copper recovery rate (percent)	87.0	87.8	86.4	85.5	85.4
Copper production (millions of recoverable pounds)	748	719	788	958	1,020

SOUTH AMERICA MINING
Copper (millions of recoverable pounds)
Production	1,183	1,249	1,235	1,328	869
Sales	1,183	1,253	1,235	1,332	871
Average realized price per pound	$2.71	$2.87	$2.97	$2.31	$2.38
Molybdenum (millions of recoverable pounds)
Production	29	28	27	21	7
Leach operations
Leach ore placed in stockpiles (metric tons per day)	205,900	195,200	142,800	149,100	208,400
Average copper ore grade (percent)	0.37	0.33	0.37	0.41	0.44
Copper production (millions of recoverable pounds)	268	287	255	328	430
Mill operations
Ore milled (metric tons per day)	393,100	387,600	360,100	353,400	152,100
Average ore grade (percent):
Copper	0.36	0.38	0.44	0.43	0.46
Molybdenum	0.02	0.01	0.02	0.02	0.02
Copper recovery rate (percent)	83.5	84.3	81.2	85.8	81.5
Copper production (millions of recoverable pounds)	916	962	980	1,000	439

a.	Excludes the results from the Tenke mine, which is reported as discontinued operations.

b.	Net of Morenci’s joint venture interest; effective May 31, 2016, our undivided interest in Morenci was prospectively reduced from 85 percent to 72 percent.

Freeport-McMoRan Inc.
SELECTED FINANCIAL AND OPERATING DATA (Continued)

	Years Ended December 31,
	2019	2018	2017	2016	2015
INDONESIA MINING
Operating Data, Net of Rio Tinto Joint Venture Interest[a]
Copper (millions of recoverable pounds)
Production	607	1,160	984	1,063	752
Sales	667	1,130	981	1,054	744
Average realized price per pound	$2.72	$2.89	$3.00	$2.32	$2.33
Gold (thousands of recoverable ounces)
Production	863	2,416	1,554	1,061	1,232
Sales	973	2,366	1,540	1,054	1,224
Average realized price per ounce	$1,416	$1,254	$1,268	$1,237	$1,129
100% Operating Data
Ore milled (metric tons per day)	110,100	178,100	140,400	165,700	162,500
Average ore grade:
Copper (percent)	0.84	0.98	1.01	0.91	0.67
Gold (grams per metric ton)	0.93	1.58	1.15	0.68	0.79
Recovery rates (percent):
Copper	88.4	91.8	91.6	91.0	90.4
Gold	75.0	84.7	85.0	82.2	83.4
Production:
Copper (millions of recoverable pounds)	607	1,227	996	1,063	752
Gold (thousands of recoverable ounces)	863	2,697	1,554	1,061	1,232

MOLYBDENUM MINES
Molybdenum production (millions of recoverable pounds)	29	35	32	26	48
Ore milled (metric tons per day)	30,100	27,900	22,500	18,300	34,800
Average molybdenum ore grade (percent)	0.14	0.18	0.20	0.21	0.2

OIL AND GAS OPERATIONS[b]
Sales Volumes:
Oil (million barrels)	0.9	1.4	1.8	34.4	35.3
Natural gas (billion cubic feet)	1.1	10.1	15.8	65.1	89.7
Natural gas liquids (NGLs) (million barrels)	—	0.1	0.2	1.8	2.4
Million barrels of oil equivalents	1.1	3.1	4.6	47.1	52.6
Average Realizations:	—
Oil (per barrel)	$45.17	$54.13	$40.71	$39.13	$57.11
Natural gas (per million British thermal units)	$3.32	$3.15	$3.18	$2.38	$2.59
NGLs (per barrel)	$60.93	$44.11	$30.65	$18.11	$18.90

a.	Prior to December 21, 2018, PT-FI had an unincorporated joint venture with Rio Tinto. Refer to Notes 2 and 3 for further discussion.

b.	In 2016, we sold the majority of our oil and gas assets.

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

This section of our Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk” in Part II, Items 7. and 7A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

We believe that we have a high-quality portfolio of long-lived copper assets positioned to generate long-term value. PT Freeport Indonesia (PT-FI) continues to advance several projects in the Grasberg minerals district related to the development of its large-scale, long-lived, high-grade underground ore bodies, and we are nearing completion of a project to develop the Lone Star leachable ores near the Safford operation in eastern Arizona. We are also pursuing other opportunities to enhance our mines’ net present values, and we continue to advance studies for future development of our copper resources, the timing of which will be dependent on market conditions.

During 2019, we advanced initiatives in our North America and South America mining operations to enhance productivity, expand margins and reduce the capital intensity of the business through the utilization of new technology applications in combination with a more interactive operating structure. The pilot program initiated at the Bagdad mine in northwest Arizona in late 2018 was successful in utilizing data science, machine learning and integrated functional teams to address bottlenecks, provide cost benefits and drive improved overall performance. The program is being implemented across our North America and South America operations.

During fourth-quarter 2019, PT-FI completed mining the final phase of the Grasberg open pit and continues to achieve important milestones in ramping-up production of large-scale quantities of copper and gold from its significant underground ore bodies. In aggregate, the Grasberg open pit produced over 27 billion pounds of copper and 46 million ounces of gold in the 30-year period from 1990 through 2019. As PT-FI continues to ramp-up production from its underground ore bodies, our consolidated metal production is expected to improve significantly by 2021 (refer to “Operations - Indonesia Mining” for further discussion).

Net (loss) income attributable to common stock totaled $(239) million in 2019 and $2.6 billion in 2018. Our results in 2019, compared to 2018, primarily reflect lower copper and gold sales volumes resulting from anticipated lower mill rates and ore grades in Indonesia and lower copper prices. Refer to “Consolidated Results” for discussion of items impacting our consolidated results for the two years ended December 31, 2019.

At December 31, 2019, we had $2.0 billion in consolidated cash and cash equivalents, $9.8 billion in total debt, and no borrowings and approximately $3.5 billion available under our revolving credit facility.

We have significant mineral reserves, resources and future development opportunities within our portfolio of mining assets. At December 31, 2019, our estimated consolidated recoverable proven and probable mineral reserves totaled 116.0 billion pounds of copper, 29.6 million ounces of gold and 3.58 billion pounds of molybdenum. Refer to “Critical Accounting Estimates – Mineral Reserves” for further discussion.

During 2019, production from our mines totaled 3.2 billion pounds of copper, 0.9 million ounces of gold and 90 million pounds of molybdenum. Following is a summary of the geographic locations of our consolidated copper, gold and molybdenum production in 2019:

	Copper	Gold	Molybdenum
North America	45%	2%	68%	[a]
South America	36	—	32
Indonesia	19	98	—
	100%	100%	100%

a.	Our North America copper mines produced 36 percent of consolidated molybdenum production, and our Henderson and Climax molybdenum mines produced 32 percent.

Copper production from the Morenci mine in North America, Cerro Verde mine in Peru and the Grasberg minerals district in Indonesia together totaled 72 percent of our consolidated copper production in 2019.

OUTLOOK

We continue to view the long-term outlook for our business positively, supported by limitations on supplies of copper and by the requirements for copper in the world’s economy. Our financial results vary as a result of fluctuations in market prices primarily for copper, gold and molybdenum, as well as other factors. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. Refer to “Markets” for further discussion. Because we cannot control the price of our products, the key measures that management focuses on in operating our business are sales volumes, unit net cash costs, operating cash flows and capital expenditures.

Sales Volumes
Following are our projected consolidated sales volumes for 2020 and actual consolidated sales volumes for 2019:

	2020		2019
	(Projected)		(Actual)
Copper (millions of recoverable pounds):
North America copper mines	1,580		1,442
South America mining	1,150		1,183
Indonesia mining	750		667
Total	3,480		3,292

Gold (thousands of recoverable ounces)	775		991
Molybdenum (millions of recoverable pounds)	88	[a]	90

a.	Includes 30 million pounds from our Molybdenum mines and 58 million pounds from our North America and South America copper mines.

Consolidated sales for first-quarter 2020 are expected to approximate 725 million pounds of copper, 105 thousand ounces of gold and 22 million pounds of molybdenum. Projected sales volumes for the year 2020 are dependent on operational performance, weather-related conditions, timing of shipments, the Indonesia government’s extension of PT-FI’s export license beyond March 8, 2020, and other factors. For other important factors that could cause results to differ materially from projections, refer to “Cautionary Statement” and “Risk Factors” contained in Part I, Item 1A. of our annual report on Form 10-K for the year ended December 31, 2019.

Consolidated sales for 2021 are currently expected to approximate 4.3 billion pounds of copper, 1.4 million ounces of gold and 90 million pounds of Molybdenum. The increase from 2019 levels primarily reflects PT-FI’s continued ramp-up of production from its significant underground ore bodies and the incorporation of higher mining and milling rates from our productivity and innovation initiatives (which represent an estimated incremental production of approximately 100 million pounds of copper in 2021 and approximately 200 million pounds in 2022).

Consolidated Unit Net Cash Costs
Assuming average prices of $1,500 per ounce of gold and $10.00 per pound of molybdenum and achievement of current sales volume and cost estimates, consolidated unit net cash costs (net of by-product credits) for our copper mines are expected to average $1.75 per pound of copper in 2020. The impact of price changes on 2020 consolidated unit net cash costs would approximate $0.01 per pound for each $50 per ounce change in the average price of gold and $0.03 per pound for each $2 per pound change in the average price of molybdenum. Quarterly unit net cash costs vary with fluctuations in sales volumes and realized prices, primarily for gold and molybdenum.

Consolidated Operating Cash Flows
Our consolidated operating cash flows vary with sales volumes, prices realized from copper, gold and molybdenum sales, production costs, income taxes, other working capital changes and other factors. Based on current sales volume and cost estimates, and assuming average prices of $2.85 per pound of copper, $1,500 per ounce of gold and $10.00 per pound of molybdenum, our consolidated operating cash flows are estimated to approximate $2.4 billion (including of $0.2 billion in working capital and other sources) for the year 2020. Estimated consolidated operating cash flows in 2020 also reflect a projected income tax provision of $0.6 billion (refer to “Consolidated Results - Income Taxes” for further discussion of our projected income tax rate for the year 2020). The impact of price changes during 2020 on operating cash flows would approximate $350 million for each $0.10 per pound change in the average price of copper, $35 million for each $50 per ounce change in the average price of gold and $125 million for each $2 per pound change in the average price of molybdenum.

Consolidated Capital Expenditures
Consolidated capital expenditures are expected to approximate $2.8 billion in 2020, including $1.8 billion for major projects primarily associated with underground development activities in the Grasberg minerals district and completion of the Lone Star copper leach project, and exclude estimates associated with the new smelter in Indonesia. A large portion of projected capital expenditures in 2020 relate to projects that are expected to add significant production and cash flow in future periods, enabling us to generate operating cash flows exceeding capital expenditures in future years.

We expect capital expenditures for the development of the new smelter in Indonesia to approximate $0.5 billion in 2020, of which approximately 49 percent will be attributable to our equity interest. PT-FI expects these amounts to be funded by a new bank loan.

MARKETS

World prices for copper, gold and molybdenum can fluctuate significantly. During the period from January 2010 through December 2019, the London Metal Exchange (LME) copper settlement price varied from a low of $1.96 per pound in 2016 to a record high of $4.60 per pound in 2011; the London Bullion Market Association (London) PM gold price fluctuated from a low of $1,049 per ounce in 2015 to a record high of $1,895 per ounce in 2011, and the Metals Week Molybdenum Dealer Oxide weekly average price ranged from a low of $4.46 per pound in 2015 to a high of $18.60 per pound in 2010. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in our “Risk Factors” contained in Part I, Item 1A. of our annual report on Form 10-K for the year ended December 31, 2019.

LME Copper Prices
Through December 31, 2019
1,500
1,200
900
600
300
-
000s of metric tons
$5.00
$4.50
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$-
Dollars per pound
Exchange Stocks
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
Exchange Stocks
LME Copper Prices

This graph presents LME copper settlement prices and combined reported stocks of copper at the LME, Commodity Exchange Inc., a division of the New York Mercantile Exchange, and the Shanghai Futures Exchange from January 2010 through December 2019. For the year 2019, LME copper settlement prices ranged from a low of $2.51 per pound to a high of $2.98 per pound, averaged $2.72 per pound and closed at $2.79 per pound on December 31, 2019. During 2019, copper prices continued to be negatively impacted primarily by the trade dispute between the United States (U.S.) and China and a slowing global economy. Beginning in late January 2020, copper prices declined as a result of economic uncertainty in China associated with concerns over the coronavirus. The LME copper settlement price was $2.53 per pound on January 31, 2020.

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

London Gold Prices
Through December 31, 2019
$1,850
$1,650
$1,450
$1,250
$1,050
$850
$650
$450
$250
Dollars per ounce
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019

This graph presents London PM gold prices from January 2010 through December 2019. An improving economic outlook, stronger U.S. dollar and positive equity performance contributed to lower demand for gold from 2014 through 2018. Gold prices rose in 2019 because of geopolitical concerns in the Middle East, global economic uncertainty and lower U.S. interest rates. During 2019, London PM gold prices ranged from a low of $1,270 per ounce to a high of $1,546 per ounce, averaged $1,393 per ounce and closed at $1,515 per ounce on December 30, 2019 (there was no London PM gold price quote on December 31, 2019). The London PM gold price was $1,584 per ounce on January 31, 2020.

Metals Week Molybdenum Dealer Oxide Prices
Through December 31, 2019
$25
$20
$15
$10
$5
$0
Dollars per pound
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019

This graph presents the Metals Week Molybdenum Dealer Oxide weekly average price from January 2010 through December 2019. Molybdenum prices declined from mid-2014 until 2016 because of weaker demand from global steel and stainless steel producers. During 2019, the weekly average price for molybdenum ranged from a low of $8.55 per pound to a high of $12.66 per pound, averaged $11.37 per pound and was $9.23 per pound on

December 31, 2019. The Metals Week Molybdenum Dealer Oxide weekly average price was $10.40 per pound on January 31, 2020.

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

At December 31, 2019, our consolidated estimated recoverable proven and probable reserves were assessed using long-term prices of $2.50 per pound for copper, $1,200 per ounce of gold and $10 per pound of molybdenum. The following table summarizes changes in our estimated consolidated recoverable proven and probable copper, gold and molybdenum reserves during 2019 and 2018:

	Copper[a] (billion pounds)		Gold (million ounces)	Molybdenum (billion pounds)
Consolidated reserves at December 31, 2017	86.7		23.5	2.84
PT-FI acquisition of Rio Tinto Joint Venture interest	13.0		10.1	—
Other net additions (revisions)	23.7	[b]	(0.4)	1.04	[c]
Production	(3.8)		(2.4)	(0.10)
Consolidated reserves at December 31, 2018	119.6		30.8	3.78
Net revisions	(0.4)		(0.3)	(0.11)
Production	(3.2)		(0.9)	(0.09)
Consolidated reserves at December 31, 2019	116.0		29.6	3.58

a.	Includes estimated recoverable metals contained in stockpiles. See below for additional discussion of recoverable copper in stockpiles.

b.	Primarily reflects an increase in the copper price assumption from $2.00 per pound to $2.50 per pound for determining reserves in North America and South America.

c.	Primarily reflects an increase in molybdenum reserves at North America copper mines and the Cerro Verde mine in Peru.

Refer to Note 20 and “Risk Factors” contained in Part I, Item 1A. of our annual report on Form 10-K for the year ended December 31, 2019, for further information regarding, and risks associated with, our estimated recoverable proven and probable mineral reserves.

As discussed in Note 1, we depreciate our life-of-mine mining and milling assets and values assigned to proven and probable mineral reserves using the unit-of-production (UOP) method based on our estimated recoverable proven and probable mineral reserves. Because the economic assumptions used to estimate mineral reserves may change from period to period and additional geological data is generated during the course of operations, estimates of reserves may change, which could have a significant impact on our results of operations, including changes to prospective depreciation rates and impairments of long-lived asset carrying values. Excluding impacts associated with changes in the levels of finished goods inventories and based on projected copper sales volumes, if estimated copper reserves at our mines were 10 percent higher at December 31, 2019, we estimate that our annual depreciation, depletion and amortization (DD&A) expense for 2020 would decrease by $37 million ($20 million to net income attributable to common stock), and a 10 percent decrease in copper reserves would increase DD&A expense by $86 million ($45 million to net income attributable to common stock). We perform annual assessments of our existing assets in connection with the review of mine operating and development plans. If it is determined that assigned asset lives do not reflect the expected remaining period of benefit, any change could affect prospective DD&A rates.

As discussed below and in Note 1, we review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable, and changes to our estimates of recoverable proven and probable mineral reserves could have an impact on our assessment of asset recoverability.

Recoverable Copper in Stockpiles
We record, as inventory, applicable costs for copper contained in mill and leach stockpiles that are expected to be processed in the future based on proven processing technologies. Mill and leach stockpiles are evaluated periodically to ensure that they are stated at the lower of weighted-average cost or net realizable value (refer to Note 4 and “Consolidated Results” for further discussion of inventory adjustments recorded for the three years ended December 31, 2019). Accounting for recoverable copper from mill and leach stockpiles represents a critical accounting estimate because (i) it is impracticable to determine copper contained in mill and leach stockpiles by physical count, thus requiring management to employ reasonable estimation methods and (ii) recovery rates from leach stockpiles can vary significantly. Refer to Note 1 for further discussion of our accounting policy for recoverable copper in stockpiles.

At December 31, 2019, estimated consolidated recoverable copper was 1.7 billion pounds in leach stockpiles (with a carrying value of $2.2 billion) and 0.5 billion pounds in mill stockpiles (with a carrying value of $0.4 billion).

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

For the two years ended December 31, 2019, we concluded there were no events or changes in circumstances that would indicate that the carrying amount of our long-lived mining assets might not be recoverable.

In addition to decreases in future metal price assumptions, other events that could result in future impairment of our long-lived mining assets include, but are not limited to, decreases in estimated recoverable proven and probable mineral reserves and any event that might otherwise have a material adverse effect on mine site production levels or costs. Refer to “Risk Factors” contained in Part I, Item 1A. of our annual report on Form 10-K for the year ended December 31, 2019.

Environmental Obligations
Our current and historical operating activities are subject to various national, state and local environmental laws and regulations that govern the protection of the environment, and compliance with those laws requires significant expenditures. Environmental expenditures are charged to expense or capitalized, depending upon their future economic benefits. The guidance provided by U.S. GAAP requires that liabilities for contingencies be recorded when it is probable that obligations have been incurred, and the cost can be reasonably estimated. At December 31, 2019, environmental obligations recorded in our consolidated balance sheet totaled $1.6 billion, which reflect obligations for environmental liabilities attributed to the Comprehensive Environmental Response,

Compensation, and Liability Act of 1980 (CERCLA) or analogous state programs and for estimated future costs associated with environmental matters. Refer to Notes 1 and 12 for further discussion of environmental obligations, including a summary of changes in our estimated environmental obligations for the three years ended December 31, 2019.

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

Asset Retirement Obligations
We record the fair value of our estimated asset retirement obligations (AROs) associated with tangible long-lived assets in the period incurred. Fair value is measured as the present value of cash flow estimates after considering inflation and a market risk premium. Our cost estimates are reflected on a third-party cost basis and comply with our legal obligation to retire tangible long-lived assets in the period incurred. These cost estimates may differ from financial assurance cost estimates for reclamation activities because of a variety of factors, including obtaining updated cost estimates for reclamation activities, the timing of reclamation activities, changes in scope and the exclusion of certain costs not considered reclamation and closure costs. At December 31, 2019, AROs recorded in our consolidated balance sheet totaled $2.5 billion, including $0.4 billion associated with our remaining oil and gas operations. Refer to Notes 1 and 12 for further discussion of reclamation and closure costs, including a summary of changes in our AROs for the three years ended December 31, 2019.

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

Our operations are in multiple jurisdictions where uncertainties arise in the application of complex tax regulations. Some of these tax regimes are defined by contractual agreements with the local government, while others are defined by general tax laws and regulations. We and our subsidiaries are subject to reviews of our income tax filings and other tax payments, and disputes can arise with the taxing authorities over the interpretation of our contracts or laws. Final taxes paid may be dependent upon many factors, including negotiations with taxing authorities. In certain jurisdictions, we pay a portion of the disputed amount before formally appealing an assessment. Such payment is recorded as a receivable if we believe the amount is collectible.

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

Our valuation allowances totaled $4.6 billion at December 31, 2019, which covered all of our U.S. foreign tax credits, U.S. federal net operating losses, foreign net operating losses, and substantially all of our U.S. state net operating losses. Refer to Note 11 for further discussion.

CONSOLIDATED RESULTS

	Years Ended December 31,
	2019		2018
SUMMARY FINANCIAL DATA	(in millions, except per share amounts)
Revenues[a,b]	$14,402	[c]	$18,628
Operating income[a,d,e,f]	$1,091		$4,754	[g,h]
Net (loss) income from continuing operations[i,j,k,l]	$(192)	[m,n]	$2,909	[o]
Net income (loss) from discontinued operations	$3		$(15)
Net (loss) income attributable to common stock	$(239)		$2,602
Diluted net (loss) income per share attributable to common stock:
Continuing operations	$(0.17)		$1.79
Discontinued operations	—		(0.01)
	$(0.17)		$1.78

Diluted weighted-average common shares outstanding	1,451		1,458
Operating cash flows[p]	$1,482		$3,863
Capital expenditures	$2,652		$1,971
At December 31:
Cash and cash equivalents	$2,020		$4,217
Total debt, including current portion	$9,826		$11,141

a.	Refer to Note 16 for a summary of revenues and operating income by operating division.

b.	Includes adjustments to embedded derivatives for provisionally priced concentrate and cathode sales (refer to Note 14).

c.
Includes charges totaling $166 million ($91 million to net loss attributable to common stock or $0.06 per share) primarily associated with an unfavorable Indonesia Supreme Court ruling related to certain disputed PT-FI export duties (refer to Note 12).

d.
Includes net gains on sales of assets totaling $417 million ($339 million to net loss attributable to common stock or $0.23 per share) in 2019 and $208 million ($208 million to net income attributable to common stock or $0.14 per share) in 2018. Refer to Note 2 and “Net Gain on Sales of Assets” below for further discussion.

e.
Includes net charges for adjustments to environmental obligations and related litigation reserves of $68 million ($68 million to net loss attributable to common stock or $0.05 per share) in 2019 and $57 million ($57 million to net income attributable to common stock or $0.04 per share) in 2018.

f.
Includes metals inventory adjustments totaling $179 million ($144 million to net loss attributable to common stock or $0.10 per share) for the year 2019 and $4 million ($4 million to net income attributable to common stock or less than $0.01 per share) for the year 2018.

g.
Includes net charges at PT-FI of $223 million ($110 million to net income attributable to common stock or $0.08 per share) consisting of $69 million for surface water tax settlements with the local regional tax authority in Papua, Indonesia, $32 million for assessments for prior period permit fees with Indonesia's Ministry of Environment and Forestry, $72 million for disputed payroll withholding taxes for prior years and other tax settlements, and $62 million to write-off certain previously capitalized project costs for the new Indonesia smelter, partly offset by inventory adjustments totaling $12 million.

h.
Includes net charges of $112 million ($52 million to net income attributable to common stock or $0.04 per share) consisting of $69 million for Cerro Verde’s new three-year collective labor agreement (CLA) and $43 million, mostly associated with depreciation expense at Freeport Cobalt, which was suspended while it was classified as held for sale.

i.
Includes net charges associated with disputed Cerro Verde royalties for prior years of $7 million to net loss attributable to common stock (less than $0.01 per share) in 2019 and $195 million to net income attributable to common stock ($0.13 per share) in 2018. Net charges for the year 2019 consist of charges to production and delivery costs ($6 million) and interest expense ($10 million). Net charges for the year 2018 primarily reflect charges to production and delivery costs ($14 million), interest expense ($370 million) and other expense ($22 million), net of income tax benefits ($35 million) and noncontrolling interests ($176 million). Refer to Note 12 for further discussion.

j.
Includes after-tax net (losses) gains on early extinguishment and exchanges of debt totaling $(26) million ($(0.02) per share) in 2019 and $7 million (less than $0.01 per share) in 2018. Refer to Note 8 for further discussion.

k.
Includes net tax (charges) credits of $(1) million ($34 million net of noncontrolling interests or $0.02 per share) in 2019 and $632 million ($574 million net of noncontrolling interests or $0.39 per share) in 2018. Refer to “Income Taxes” below for further discussion.

l.	We defer recognizing profits on intercompany sales until final sales to third parties occur. Refer to “Operations - Smelting & Refining” for a summary of net impacts from changes in these deferrals.

m.
Includes charges at PT-FI of $294 million ($288 million to net loss attributable to common stock or $0.20 per share) consisting of $234 million associated with PT-FI's historical contested tax disputes, $32 million for a currency exchange adjustment to value-added tax receivables and $28 million for an adjustment to the settlement of the historical surface water tax matters with the local regional tax authority in Papua, Indonesia.

n.
The year 2019 also includes net charges totaling $59 million ($26 million to net loss attributable to common stock or $0.02 per share) primarily associated with weather-related issues at El Abra, adjustments to Cerro Verde’s deferred profit sharing and mining asset impairments, partly offset by net credits mostly for asset retirement obligation adjustments.

o.
Includes interest received on tax refunds totaling $30 million ($19 million to net income attributable to common stock or $0.01 per share), mostly associated with the refund of PT-FI’s prior years’ tax receivables.

p.	Includes net working capital and other sources (uses) totaling $349 million in 2019 and $(656) million in 2018.

	Years Ended December 31,
	2019	2018
SUMMARY OPERATING DATA
Copper (millions of recoverable pounds)
Production	3,247	3,813
Sales, excluding purchases	3,292	3,811
Average realized price per pound	$2.73	$2.91
Site production and delivery costs per pound[a]	$2.15	$1.76
Unit net cash costs per pound[a]	$1.74	$1.07
Gold (thousands of recoverable ounces)
Production	882	2,439
Sales, excluding purchases	991	2,389
Average realized price per ounce	$1,415	$1,254
Molybdenum (millions of recoverable pounds)
Production	90	95
Sales, excluding purchases	90	94
Average realized price per pound	$12.61	$12.50

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

Revenues
Consolidated revenues totaled $14.4 billion in 2019 and $18.6 billion in 2018. Our revenues primarily include the sale of copper concentrate, copper cathode, copper rod, gold in concentrate and molybdenum. Following is a summary of changes in our consolidated revenues from 2018 to 2019 (in millions):

Consolidated revenues - 2018	$18,628
Mining operations:
Lower sales volumes:
Copper	(1,509)
Gold	(1,753)
Molybdenum	(51)
(Lower) higher averaged realized prices:
Copper	(593)
Gold	160
Molybdenum	10
Adjustments for prior year provisionally priced copper sales	128
Higher revenues from sales of purchased copper	8
Lower cobalt revenues	(527)
Lower Atlantic Copper revenues	(234)
Lower treatment and refining charges	131
Lower royalties and export duties	92
Other, including intercompany eliminations	(88)
Consolidated revenues - 2019	$14,402

Sales Volumes. Lower copper and gold sales volumes in 2019, compared to 2018, primarily reflecting anticipated lower mill rates and ore grades as PT-FI continues to ramp-up production from its underground ore bodies.

Lower molybdenum sales volumes in 2019, compared with 2018, primarily reflect lower production from our primary molybdenum mines because of market conditions.

Refer to “Operations” for further discussion of sales volumes at our mining operations.

Realized Prices. Our consolidated revenues can vary significantly as a result of fluctuations in the market prices of copper, gold and molybdenum. In 2019, our average realized prices were 6 percent lower for copper, 13 percent higher for gold and 1 percent higher for molybdenum, compared with 2018.

Average realized copper prices include net unfavorable adjustments to current year provisionally priced copper sales (i.e., provisionally priced sales for the years 2019 and 2018) totaling $24 million for 2019 and $240 million for 2018. Refer to Note 14 for a summary of total adjustments to prior period and current period provisionally priced sales. As discussed below and in “Disclosures About Market Risks-Commodity Price Risk”, substantially all of our copper concentrate and cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date). We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on provisionally priced concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until final pricing on the date of settlement. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs.

Prior Year Provisionally Priced Copper Sales. Net favorable (unfavorable) adjustments to prior years’ provisionally priced copper sales (i.e., provisionally priced copper sales at December 31, 2018 and 2017) recorded in consolidated revenues totaled $58 million in 2019 and $(70) million in 2018. Refer to “Disclosures About Market Risks-Commodity Price Risk” for further discussion of our provisionally priced copper sales, and to Note 14 for a summary of total adjustments to prior period and current period provisionally priced copper sales.

Cobalt Revenues. Lower cobalt revenues in 2019, compared with 2018, primarily reflect lower cobalt prices.

Purchased Copper. We purchase copper cathode primarily for processing by our Rod & Refining operations. Purchased copper volumes totaled 379 million pounds in 2019 and 356 million pounds in 2018.

Atlantic Copper Revenues. Atlantic Copper revenues totaled $2.1 billion in 2019 and $2.3 billion in 2018. Lower Atlantic Copper revenues in 2019, compared with 2018, primarily reflect lower copper sales volumes and lower copper prices.

Treatment and Refining Charges. Treatment and refining charges represent payments to smelters and refiners and vary with the volume of metals sold. Lower treatment and refining charges in 2019, compared with 2018, primarily reflect lower sales volumes at PT-FI.

Royalties and Export Duties. Royalties are primarily for sales from PT-FI and vary with the volume of metal sold and the prices of copper and gold, and PT-FI will continue to pay export duties until development progress for the new smelter in Indonesia exceeds 50 percent. Royalties and export duties totaled $334 million in 2019 compared with $426 million in 2018, primarily reflecting lower sales volumes at PT-FI. The year 2019 also included charges totaling $166 million, primarily associated with an unfavorable Indonesia Supreme Court ruling related to certain disputed PT-FI export duties. Refer to Note 13 for a summary of PT-FI’s royalties and export duties.

Production and Delivery Costs
Consolidated production and delivery costs totaled $11.5 billion in 2019, compared with $11.7 billion in 2018. Refer to Note 16 for details of production and delivery costs by operating segment.

Mining Unit Site Production and Delivery Costs
Site production and delivery costs for our copper mining operations primarily include labor, energy and commodity-based inputs, such as sulphuric acid, reagents, liners, tires and explosives. Consolidated unit site production and delivery costs (before net noncash and other costs) for our copper mines averaged $2.15 per pound of copper in 2019 and $1.76 per pound in 2018. Higher consolidated unit site production and delivery costs in 2019, compared with 2018, primarily reflected lower volumes associated with PT-FI’s transition from mining the open pit to underground. Refer to “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions, and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements.

Our copper mining operations require significant amounts of energy, principally diesel, electricity, coal and natural gas, most of which is obtained from third parties under long-term contracts. Energy represented approximately 20 percent of our copper mine site operating costs in 2019, including purchases of approximately 230 million gallons of diesel fuel; 8,200 gigawatt hours of electricity at our North America and South America copper mining operations (we generate all of our power at our Indonesia mining operation); 675 thousand metric tons of coal for our coal power plant in Indonesia; and 1 million MMBtu (million British thermal units) of natural gas at certain of our North America mines. Based on current cost estimates, energy will also approximate 20 percent of our copper mine site operating costs for 2020.

Depreciation, Depletion and Amortization
Depreciation will vary under the UOP method as a result of changes in sales volumes and the related UOP rates at our mining operations. Consolidated DD&A totaled $1.4 billion in 2019 and $1.8 billion in 2018. Lower DD&A in 2019, compared with 2018, primarily reflects lower sales volumes, and lower UOP rates because of increased proven and probable reserves at our North America and South America mines as a result of a higher copper price assumption at December 31, 2018.

Mining Exploration and Research Expenses
Consolidated exploration and research expenses for our mining operations totaled $104 million in 2019 and $105 million in 2018. Our mining exploration activities are generally associated with our existing mines, focusing on opportunities to expand reserves and resources to support development of additional future production capacity. A drilling program to further delineate the Lone Star resource continues to indicate significant additional mineralization in this district, with higher ore grades than our other North America copper mines. Exploration results continue to indicate opportunities for significant future potential reserve additions in North America and South America. Exploration spending is expected to approximate $70 million in 2020.

Environmental Obligations and Shutdown Costs
Environmental obligation costs reflect net revisions to our long-term environmental obligations, which vary from period to period because of changes to environmental laws and regulations, the settlement of environmental matters and/or circumstances affecting our operations that could result in significant changes in our estimates (refer to “Critical Accounting Estimates – Environmental Obligations” for further discussion). Shutdown costs include care-and-maintenance costs and any litigation, remediation or related expenditures associated with closed facilities or operations. Net charges for environmental obligations and shutdown costs totaled $105 million in 2019 and $89 million in 2018. Higher costs in 2019 compared with 2018, primarily reflect increased legal expenses associated with our legacy talc mining subsidiaries. Refer to Note 12 for environmental obligations and litigation matters.

Net Gain on Sales of Assets
Net gain on sales of assets totaled $417 million in 2019, primarily including $343 million associated with the sale of our interest in the lower zone of the Timok exploration project in Serbia and $59 million associated with the sale of our cobalt refinery in Kokkola, Finland, and related cobalt cathode precursor business.

Net gain on sales of assets totaled $208 million in 2018, primarily associated with oil and gas transactions and adjustments to assets held for sale.

Refer to Note 2 for further discussion of dispositions.

Interest Expense, Net
Consolidated interest costs (before capitalization and excluding interest expense associated with disputed Cerro Verde royalties and PT-FI's historical contested tax disputes) totaled $623 million in 2019 and $671 million in 2018. Lower interest expense in 2019 compared to 2018, reflects a decrease in total debt, primarily reflecting the redemption of our 3.100% Senior Notes due 2020 and a prepayment on the Cerro Verde credit facility. Refer to Note 8 for further discussion of our 2019 debt transactions. Interest expense associated with disputed Cerro Verde royalties totaled $68 million (including $58 million associated with installment payment programs) in 2019 and $370 million in 2018. Refer to Note 12 for further discussion.

Capitalized interest varies with the level of expenditures for our development projects and average interest rates on our borrowings, and totaled $149 million in 2019 and $96 million in 2018. Refer to “Operations” and “Capital Resources and Liquidity – Investing Activities” for further discussion of current development projects.

Other (Expense) Income, Net
Other (expense) income, net, totaled $(138) million in 2019 and $76 million in 2018. The year 2019 includes charges totaling $188 million associated with PT-FI's historical contested tax disputes (refer to Note 11) and a currency exchange adjustment to value-added tax receivables at PT-FI. The year 2018 includes $30 million of interest received on tax refunds, mostly associated with the refund of PT-FI’s prior years’ tax receivables.

Income Taxes
Following is a summary of the approximate amounts used in the calculation of our consolidated income tax (provision) benefit from continuing operations for the years ended December 31 (in millions, except percentages):

	2019					2018
	Income (Loss)[a]	Effective Tax Rate		Income Tax (Provision) Benefit		Income (Loss)[a]	Effective Tax Rate	Income Tax (Provision) Benefit
U.S.[b]	$(277)	—%		$—	[c,d]	$352	7%	$(24)	[e]
South America	497	48%		(241)		706	43%	(303)
Indonesia	340	44%		(149)	[f]	3,027	42%	(1,284)	[g]
PT-FI historical contested tax disputes[h]	(201)	(39)%		(78)		—	—	—
PT-FI export duty matter[i]	(155)	31%		48		—	—	—
Change in PT-FI tax rates	—	N/A		—		—	N/A	504	[j]
Adjustment to deferred taxes	—	N/A		(49)	[k]	—	N/A	—
U.S. tax reform	—	N/A		—		—	N/A	123	[l]
Cerro Verde royalty dispute	(16)	N/A		2		(406)	N/A	35	[m]
Eliminations and other	118	N/A		(43)		213	N/A	(42)
Consolidated	$306	167%	[n]	$(510)		$3,892	25%	$(991)

a.	Represents income (loss) from continuing operations by geographic location before income taxes and equity in affiliated companies’ net earnings.

b.
In addition to our North America mining operations, the U.S. jurisdiction reflects corporate-level expenses, which include interest expense associated with senior notes, general and administrative expenses, and environmental obligations and shutdown costs.

c.
Includes tax credits of $29 million associated with adjustments to the calculation of transition tax related to the 2017 Tax Cuts and Jobs Act (the Act) and $24 million associated with state law changes and the settlement of state income tax examinations.

d.	Includes a tax charge of $53 million associated with the sale of our interest in the lower zone of the Timok exploration project in Serbia.

e.
Includes net tax charges of $20 million, primarily associated with adjustments to the calculation of transition tax related to the Act and a tax credit of $5 million associated with the settlement of a state income tax examination.

f.	Includes a tax charge of $5 million ($4 million net of noncontrolling interests) primarily for non-deductible penalties related to PT-FI’s surface water tax settlement.

g.	Includes a tax credit of $20 million ($17 million net of noncontrolling interest) for adjustments to PT-FI's historical tax positions.

h.	Refer to Note 11 for further discussion of the development of a framework for resolution of these historical contested tax disputes.

i.	Refer to Note 12 for further discussion of the unfavorable Indonesia Supreme Court ruling related to certain disputed PT-FI export duties.

j.	Reflects a tax credit of $504 million ($453 million net of noncontrolling interest) resulting from the change in PT-FI's tax rates in accordance with its special mining license (IUPK).

k.
Includes net tax charges totaling $49 million ($15 million net of noncontrolling interests) primarily to adjust deferred taxes on historical balance sheet items in accordance with tax accounting principles.

l.
In December 2018, we completed our analysis of the Act and recognized benefits totaling $123 million ($119 million net of noncontrolling interest) associated with alternative minimum tax credit refunds.

m.	Refer to Note 12 for a summary of charges related to Cerro Verde’s disputed royalties for prior years.

n.
Our consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which we operate, excluding the U.S. jurisdiction. Because our U.S. jurisdiction generated net losses during 2019 that will not result in a realized tax benefit, applicable accounting rules require us to adjust our estimated annual effective tax rate to exclude the impact of U.S. net losses.

Assuming achievement of current sales volume and cost estimates and average prices of $2.85 per pound for copper, $1,500 per ounce for gold and $10.00 per pound for molybdenum for 2020, we estimate our consolidated effective tax rate for the year 2020 would approximate 42 percent. Based on an average price of $2.60 per pound for copper and all other assumptions being the same as discussed above, we estimate our consolidated effective tax rate for 2020 would exceed 90 percent. Changes in sales volumes and average prices during 2020 would incur tax impacts at estimated effective rates of 38 percent for Indonesia, 40 percent for Peru and 0 percent for the U.S.

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

OPERATIONS

Productivity and Innovation Initiatives
During 2019, we advanced initiatives in our North America and South America mining operations to enhance productivity, expand margins and reduce the capital intensity of the business through the utilization of new technology applications in combination with a more interactive operating structure. The pilot program initiated at the Bagdad mine in northwest Arizona in late 2018 was successful in utilizing data science, machine learning and integrated functional teams to address bottlenecks, provide cost benefits and drive improved overall performance. The program is now being implemented across the North America and South America operations.

A series of action items have been identified, prioritized and are being implemented. Based on the opportunities identified to date, we have incorporated higher mining and milling rates in our future plans, resulting in estimated incremental production of approximately 100 million pounds of copper in 2021 and approximately 200 million pounds in 2022.

Capital expenditures associated with these initiatives are expected to be attractive in relation to developing new copper supply. We currently estimate capital costs of these initiatives, principally for mining equipment and ongoing development of data science and machine learning programs, will approximate $200 million, most of which will be incurred in 2020.

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

Operating and Development Activities. We have significant undeveloped reserves and resources in North America and a portfolio of potential long-term development projects. Future investments are dependent on market conditions and will be undertaken based on the results of economic and technical feasibility studies, including the incorporation of innovation initiatives to reduce capital intensity.

Through exploration drilling, we have identified a significant resource at our wholly owned Lone Star copper leach project located near the Safford operation in eastern Arizona. An initial project to develop the Lone Star leachable ores commenced in 2018, with first production expected during 2020. Initial production from the Lone Star leachable ores following a ramp-up period is expected to average approximately 200 million pounds of copper per year, with the potential for future expansion options. Total capital costs for the initial project, including mine equipment and pre-production stripping, are expected to approximate $850 million and will benefit from the utilization of existing infrastructure at the adjacent Safford operation. As of December 31, 2019, approximately $655 million has been incurred for this project, which is on schedule and within budget. The project also advances exposure to a significant sulfide resource. We expect to incorporate positive drilling and ongoing results in our future development plans.

Operating Data. Following is summary operating data for the North America copper mines for the years ended December 31:

	2019	2018
Operating Data, Net of Joint Venture Interests
Copper (millions of recoverable pounds)
Production	1,457	1,404
Sales, excluding purchases	1,442	1,428
Average realized price per pound	$2.74	$2.96

Molybdenum (millions of recoverable pounds)
Production[a]	32	32

100% Operating Data
Leach operations
Leach ore placed in stockpiles (metric tons per day)	750,900	681,400
Average copper ore grade (percent)	0.23	0.24
Copper production (millions of recoverable pounds)	993	951

Mill operations
Ore milled (metric tons per day)	326,100	301,000
Average ore grade (percent):
Copper	0.34	0.35
Molybdenum	0.02	0.02
Copper recovery rate (percent)	87.0	87.8
Copper production (millions of recoverable pounds)	748	719

a.	Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at the North America copper mines.

Copper sales volumes from our North America copper mines totaled 1.4 billion pounds in 2019 and 2018. North America copper sales are estimated to approximate 1.6 billion pounds of copper in 2020. Refer to “Outlook” for projected molybdenum sales volumes.

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

Gross Profit per Pound of Copper and Molybdenum
The following tables summarize unit net cash costs and gross profit per pound of copper at our North America copper mines for the two years ended December 31, 2019. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	2019			2018
	By-	Co-Product Method		By-	Co-Product Method
	Product Method	Copper	Molyb- denum[a]	Product Method	Copper	Molyb- denum[a]
Revenues, excluding adjustments	$2.74	$2.74	$11.51	$2.96	$2.96	$11.64
Site production and delivery, before net noncash
and other costs shown below	2.05	1.88	9.29	1.94	1.77	9.03
By-product credits	(0.24)	—	—	(0.26)	—	—
Treatment charges	0.11	0.11	—	0.11	0.10	—
Unit net cash costs	1.92	1.99	9.29	1.79	1.87	9.03
DD&A	0.24	0.21	0.72	0.25	0.23	0.73
Metals inventory adjustments	0.02	0.02	—	—	—	—
Noncash and other costs, net	0.08	0.07	0.29	0.07	0.06	0.17
Total unit costs	2.26	2.29	10.30	2.11	2.16	9.93
Revenue adjustments, primarily for pricing on prior period open sales	—	—	—	—	—	—
Gross profit per pound	$0.48	$0.45	$1.21	$0.85	$0.80	$1.71

Copper sales (millions of recoverable pounds)	1,441	1,441		1,426	1,426
Molybdenum sales (millions of recoverable pounds)[a]			32			32

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

Our North America copper mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. During 2019, average unit net cash costs (net of by-product credits) for the North America copper mines ranged from $1.48 per pound to $2.65 per pound at the individual mines and averaged $1.92 per pound. Higher average unit net cash costs (net of by-product credits) of $1.92 in 2019, compared with $1.79 per pound in 2018, primarily reflect higher milling and other site production costs.

Average unit net cash costs (net of by-product credits) for our North America copper mines are expected to approximate $1.93 per pound of copper in 2020, based on achievement of current sales volume and cost estimates and assuming an average molybdenum price of $10.00 per pound for the year 2020. The impact of price changes during 2020 on North America’s average unit net cash costs for the year 2020 would approximate $0.04 per pound for each $2 per pound change in the average price of molybdenum.

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

Operating and Development Activities. Cerro Verde’s expanded operations benefit from its large-scale, long-lived reserves and cost efficiencies and have continued to perform well. Debottlenecking projects and additional initiatives to enhance operating rates continue to be advanced. Cerro Verde concentrating operations averaged 393,100 metric tons of ore per day in 2019. Ongoing productivity and innovation initiatives are targeting the opportunity to increase production to 420,000 metric tons of ore per day in 2021.

We continue to evaluate a large-scale expansion at El Abra to process additional sulfide material and to achieve higher recoveries. El Abra’s large sulfide resource could potentially support a major mill project similar to facilities constructed at Cerro Verde. Technical and economic studies continue to be advanced to determine the optimal scope and timing of the project in parallel with extending the life of the current leaching operation.

Operating Data. Following is summary operating data for our South America mining operations for the years ended December 31.

	2019	2018
Copper (millions of recoverable pounds)
Production	1,183	1,249
Sales	1,183	1,253
Average realized price per pound	$2.71	$2.87

Molybdenum (millions of recoverable pounds)
Production[a]	29	28

Leach operations
Leach ore placed in stockpiles (metric tons per day)	205,900	195,200
Average copper ore grade (percent)	0.37	0.33
Copper production (millions of recoverable pounds)	268	287

Mill operations
Ore milled (metric tons per day)	393,100	387,600
Average ore grade (percent):
Copper	0.36	0.38
Molybdenum	0.02	0.01
Copper recovery rate (percent)	83.5	84.3
Copper production (millions of recoverable pounds)	916	962

a.	Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at Cerro Verde.

Lower consolidated copper sales volumes from South America of 1.18 billion pounds in 2019, compared with 1.25 billion pounds in 2018, primarily reflect lower mill ore grades and recovery rates.

Copper sales from South America mines are expected to approximate 1.15 billion pounds of copper in 2020. Refer to “Outlook” for projected molybdenum sales volumes.

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

Gross Profit per Pound of Copper
The following tables summarize unit net cash costs and gross profit per pound of copper at our South America mining operations for the two years ended December 31, 2019. Unit net cash costs per pound of copper are reflected under the by-product and co-product methods as the South America mining operations also had sales of molybdenum and silver. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	2019		2018
	By-Product Method	Co-Product Method	By-Product Method		Co-Product Method
Revenues, excluding adjustments	$2.71	$2.71	$2.87		$2.87
Site production and delivery, before net noncash
and other costs shown below	1.85	1.68	1.79	[a]	1.65
By-product credits	(0.27)	—	(0.24)		—
Treatment charges	0.18	0.18	0.19		0.19
Royalty on metals	0.01	0.01	0.01		0.01
Unit net cash costs	1.77	1.87	1.75		1.85
DD&A	0.40	0.36	0.44		0.40
Noncash and other costs, net	0.08	0.07	0.06		0.06
Total unit costs	2.25	2.30	2.25		2.31
Revenue adjustments, primarily for pricing on
prior period open sales	0.03	0.03	(0.03)		(0.03)
Gross profit per pound	$0.49	$0.44	$0.59		$0.53

Copper sales (millions of recoverable pounds)	1,183	1,183	1,253		1,253

a.	Includes charges totaling $0.06 per pound of copper associated with Cerro Verde’s three-year CLA.

Our South America mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Higher average unit net cash costs (net of by-product credits) of $1.77 per pound of copper in 2019, compared with $1.75 per pound in 2018, primarily reflected lower sales volumes.

Revenues from Cerro Verde’s concentrate sales are recorded net of treatment charges, which will vary with Cerro Verde’s sales volumes and the price of copper.

Because certain assets are depreciated on a straight-line basis, South America’s unit depreciation rate may vary with asset additions and the level of copper production and sales. DD&A per pound of copper under the by-product method was $0.40 in 2019, compared with $0.44 in 2018, primarily reflecting an increase in proven and probable mineral reserves at December 31, 2018.

Revenue adjustments primarily result from changes in prices on provisionally priced copper sales recognized in prior periods. Refer to “Consolidated Results - Revenues” for further discussion of adjustments to prior period provisionally priced copper sales.

Average unit net cash costs (net of by-product credits) for our South America mining are expected to approximate $1.95 per pound of copper in 2020, based on current sales volume and cost estimates and assuming average prices of $10.00 per pound of molybdenum for the year 2020.

Indonesia Mining
PT-FI’s assets include one of the world’s largest copper and gold deposits at the Grasberg minerals district in Papua, Indonesia. PT-FI produces copper concentrate that contains significant quantities of gold and silver. We have a 48.76 percent interest in PT-FI and manage its mining operations. As further discussed in Note 1, under the terms of the shareholders agreement, our economic interest in PT-FI approximates 81 percent through 2022. PT-FI’s results are consolidated in our financial statements.

Substantially all of PT-FI’s copper concentrate is sold under long-term contracts. During 2019, 64 percent of PT-FI’s copper concentrate was sold to PT Smelting (PT-FI’s 25-percent-owned smelter and refinery in Gresik, Indonesia).

PT-FI and union officials have commenced discussions for a new two-year labor agreement. The existing agreement, which expired in September 2019, will continue in effect until a new agreement is consummated.

Operating and Development Activities. During fourth-quarter 2019, PT-FI completed mining the final phase of the Grasberg open pit and continues to achieve important milestones in ramping-up production of large-scale quantities of copper and gold from its significant underground ore bodies. In the aggregate, the Grasberg open pit produced over 27 billion pounds of copper and 46 million ounces of gold in the 30-year period from 1990 through 2019.

The following provides additional information on the development of the Grasberg Block Cave underground mine, the Deep Mill Level Zone (DMLZ) underground mine and the new Indonesia smelter. Results to date from the Grasberg Block Cave and DMLZ underground mines are positive and in line with long-term plans to reach full production rates. Estimates of timing of future production from the underground mines continue to be reviewed and may be modified as additional information becomes available.

Grasberg Block Cave. PT-FI has commenced extraction of ore from the Grasberg Block Cave underground mine, which is the same ore body historically mined from the surface in the Grasberg open pit. Reserves from the Grasberg Block Cave totaled 17.2 billion pounds of copper and 14.2 million ounces of gold at December 31, 2019, representing approximately half of PT-FI’s total copper and gold reserves. Undercutting, drawbell construction and ore extraction activities in the Grasberg Block Cave underground mine continue to track expectations. Ore extraction from the Grasberg Block Cave underground mine averaged 8,600 metric tons of ore per day in 2019. Following completion of a maintenance program in mid-December, ore extraction from the Grasberg Block Cave averaged 17,000 metric tons of ore per day. Monitoring data on cave propagation in the Grasberg Block Cave underground mine is providing confidence in growing production rates over time. As existing drawpoints mature and additional drawpoints are added, cave development is expected to increase production rates to an average of 30,000 metric tons of ore per day in 2020, over 60,000 metric tons of ore per day in 2021 and 130,000 metric tons of ore per day in 2023 from five production blocks spanning 335,000 square meters.

Mine development capital costs for the Grasberg Block Cave underground mine and associated common infrastructure are expected to approximate $6.7 billion, including $4.6 billion incurred through December 31, 2019 ($0.7 billion during 2019).

DMLZ. The DMLZ underground mine, located east of the Grasberg ore body and below the Deep Ore Zone (DOZ) underground mine, has continued its ramp-up of production. Hydraulic fracturing operations have been effective in managing rock stresses and pre-conditioning the cave following mining-induced seismic activity experienced in 2017 and 2018. Ore extraction continues to exceed expectations, averaging 9,800 metric tons of ore per day in 2019 and reached approximately 16,000 metric tons of ore per day at year-end 2019. Ongoing hydraulic fracturing operations combined with continued undercutting and drawbell openings in the two currently active production blocks are expected to expand the cave, supporting higher production rates that are expected to average 29,000 metric tons of ore per day in 2020, approach 60,000 metric tons of ore per day in 2021 and 80,000 metric tons of ore per day in 2022 from three production blocks.

Mine development capital costs for the DMLZ underground mine are expected to approximate $3.4 billion, including $2.8 billion incurred through December 31, 2019 ($0.3 billion during 2019).

Indonesia Smelter. In connection with the extension of PT-FI’s mining rights from 2031 to 2041, PT-FI committed to construct a new smelter in Indonesia by December 21, 2023. A site for the new smelter has been selected, and ground preparation is advancing. Engineering and front-end engineering and design for the selected process technology are advancing and expected to be completed in 2020. The preliminary capital cost estimate for the project approximates $3 billion, pending completion of final engineering. Estimated related capital expenditures for 2020 approximate $0.5 billion. PT-FI has advanced financing discussions with a syndicate of banks and expects the project will be funded by a bank loan to PT-FI. The debt service for the new smelter will be shared by PT-FI’s shareholders according to their respective equity ownership percentages. As a result, our future distributions from PT-FI will incorporate approximately 49 percent of the smelter debt service.

Operating Data. Following is summary operating data for our Indonesia mining operations for the years ended December 31.

	2019	2018
Operating Data[a]
Copper (millions of recoverable pounds)
Production	607	1,160
Sales	667	1,130
Average realized price per pound	$2.72	$2.89

Gold (thousands of recoverable ounces)
Production	863	2,416
Sales	973	2,366
Average realized price per ounce	$1,416	$1,254

100% Operating Data
Ore milled (metric tons per day):
Grasberg open pit[b]	60,100	133,300
DOZ underground mine[c]	25,500	33,800
DMLZ underground mine[c]	9,800	3,200
Grasberg Block Cave underground mine[c]	8,600	4,000
Big Gossan underground mine[c]	6,100	3,800
Total	110,100	178,100

Average ore grade:
Copper (percent)	0.84	0.98
Gold (grams per metric ton)	0.93	1.58
Recovery rates (percent):
Copper	88.4	91.8
Gold	75.0	84.7
Production (recoverable):
Copper (millions of pounds)	607	1,227
Gold (thousands of ounces)	863	2,697

a.	Operating data through December 21, 2018, is net of the former Rio Tinto Joint Venture interest. Refer to Note 2 for further discussion.

b.	Includes ore from related stockpiles.

c.	Reflects ore extracted, including ore from development activities that result in metal production.

Lower consolidated sales of 0.7 billion pounds of copper and 1.0 million ounces of gold in 2019, compared with 1.1 billion pounds of copper and 2.4 million ounces of gold in 2018, primarily reflected anticipated lower mill rates and ore grades associated with PT-FI transitioning mining from the open pit to underground.

Consolidated sales volumes from PT-FI are expected to approximate 750 million pounds of copper and 0.8 million ounces of gold in 2020. As PT-FI continues to ramp-up production from its underground ore bodies, metal production is expected to improve significantly by 2021.

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

Gross Profit per Pound of Copper and per Ounce of Gold
The following tables summarize the unit net cash costs (credits) and gross profit per pound of copper and per ounce of gold at our Indonesia mining operations for the two years ended December 31, 2019. Refer to “Product Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash costs (credits) per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	2019				2018
	By- Product		Co-Product Method		By- Product		Co-Product Method
	Method		Copper	Gold	Method		Copper	Gold
Revenues, excluding adjustments	$2.72		$2.72	$1,416	$2.89		$2.89	$1,254
Site production and delivery, before net noncash
and other costs shown below	2.91		1.63	849	1.48		0.77	335
Gold and silver credits	(2.13)		—	—	(2.69)		—	—
Treatment charges	0.26		0.14	75	0.26		0.14	59
Export duties	0.08		0.05	25	0.16		0.08	36
Royalty on metals	0.16		0.09	49	0.21		0.11	48
Unit net cash costs (credits)	1.28		1.91	998	(0.58)		1.10	478
DD&A	0.61		0.34	178	0.54		0.28	121
Metals inventory adjustments	0.01		0.01	—	—		—	—
Noncash and other costs, net	0.37	[a]	0.20	110	0.21	[b]	0.11	48
Total unit costs	2.27		2.46	1,286	0.17		1.49	647
Revenue adjustments, primarily for pricing on
prior period open sales	0.03		0.03	2	(0.03)		(0.03)	7
PT Smelting intercompany (loss) profit	(0.02)		(0.02)	(8)	0.04		0.03	12
Gross profit per pound/ounce	$0.46		$0.27	$124	$2.73		$1.40	$626

Copper sales (millions of recoverable pounds)	667		667		1,130		1,130
Gold sales (thousands of recoverable ounces)				973				2,366

a.
Includes charges in revenues totaling $0.25 per pound of copper primarily associated with an unfavorable Indonesia Supreme Court ruling related to certain disputed PT-FI export duties, partly offset by adjustments to prior year treatment charges totaling $0.03 per pound of copper. Also includes charges of $0.04 per pound of copper associated with adjustments to the settlement of the historical surface water tax disputes with the local regional tax authority in Papua, Indonesia.

b.	Includes net charges of $0.20 per pound of copper (refer to “Consolidated Results” for a summary of these charges).

A significant portion of PT-FI’s costs are fixed and unit costs vary depending volumes and other factors. PT-FI’s unit net cash costs (including gold and silver credits) of $1.28 per pound of copper in 2019, were higher than unit net cash credits of $0.58 per pound in 2018, primarily reflecting lower copper production and gold credits.

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold. PT-FI will continue to pay export duties until development progress for the new smelter in Indonesia exceeds 50 percent.

PT-FI’s export duties totaled $56 million in 2019 and $180 million in 2018, and PT-FI’s royalties totaled $107 million in 2019 and $238 million in 2018. Refer to Note 13 for further discussion of PT-FI’s export duties and royalties.

Because certain assets are depreciated on a straight-line basis, PT-FI’s unit depreciation rate may vary with asset additions and the level of copper production and sales. DD&A per pound of copper under they by-product method was $0.61 in 2019, compared with $0.54 in 2018, primarily reflecting lower copper sales volumes in 2019.

Revenue adjustments primarily result from changes in prices on provisionally priced copper sales recognized in prior periods. Refer to “Consolidated Results - Revenues” for further discussion of adjustments to prior period provisionally priced copper sales.

PT Smelting intercompany (loss) profit represents the change in the deferral of 25 percent of PT-FI’s profit on sales to PT Smelting. Refer to “Operations - Smelting & Refining” below for further discussion.

Assuming an average gold price of $1,500 per ounce for 2020 and achievement of current sales volume and cost estimates, unit net cash costs (including gold and silver credits) for PT-FI are expected to approximate $1.04 per pound of copper for the year 2020. The impact of price changes during 2020 on PT-FI’s average unit net cash costs would approximate $0.05 per pound for each $50 per ounce change in the average price of gold.

PT-FI’s projected sales volumes and unit net cash costs for the year 2020 are dependent on a number of factors, including operational performance, timing of shipments and the Indonesia government’s extension of PT-FI’s export license beyond March 8, 2020.

PT-FI’s estimated annual capital spending on underground mine development projects is expected to average $0.8 billion per year for the three-year period 2020 through 2022, net of scheduled contributions from PT Indonesia Asahan Aluminum (Persero) (PT Inalum). In accordance with applicable accounting guidance, aggregate costs (before scheduled contributions from PT Inalum), which are expected to average $1.0 billion per year for the three-year period 2020 through 2022, will be reflected as an investing activity in our cash flow statement, and contributions from PT Inalum will be reflected as a financing activity.

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

Operating and Development Activities. Production from the Molybdenum mines totaled 29 million pounds of molybdenum in 2019 and 35 million pounds in 2018. The decrease in 2019, compared with 2018, primarily reflects the impact of market conditions. Refer to “Consolidated Results” for our consolidated molybdenum operating data, which includes sales of molybdenum produced at our Molybdenum mines, and from our North America and South America copper mines, and refer to “Outlook” for projected consolidated molybdenum sales volumes.

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

Unit net cash costs for our Molybdenum mines of $10.80 per pound of molybdenum in 2019 were higher than $8.77 per pound in 2018, primarily reflecting lower sales volumes. Based on current sales volume and cost estimates, average unit net cash costs for the Molybdenum mines are expected to approximate $10.50 per pound of molybdenum for the year 2020. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

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

During 2019, we incurred charges totaling $38 million for a maintenance turnaround at the Miami smelter. The next major maintenance turnaround at the Miami smelter is scheduled for 2021.

Atlantic Copper smelts and refines copper concentrate and markets refined copper and precious metals in slimes. Following is a summary of Atlantic Copper’s concentrate purchases from unaffiliated third parties and our copper mining operations for the two years ended December 31, 2019:

	2019	2018
Third parties	73%	77%
North America copper mines	22	14
South America mining	2	5
Indonesia mining	3	4
	100%	100%

PT-FI’s contract with PT Smelting provides for PT-FI to supply 100 percent of the copper concentrate requirements (subject to a minimum or maximum treatment charge rate) necessary for PT Smelting to produce 205,000 metric tons of copper annually on a priority basis. PT-FI may also sell copper concentrate to PT Smelting at market rates for quantities in excess of 205,000 metric tons of copper annually. PT-FI supplied 90 percent of PT Smelting’s concentrate requirements in both 2019 and 2018. PT Smelting processed 64 percent of PT-FI’s concentrate production in 2019 and 38 percent of such production in 2018 .

PT Smelting produced 246,100 metric tons of copper anode from its smelter and 241,200 metric tons of copper cathode from its refinery in 2019; and 258,800 metric tons of copper anode from its smelter and 257,600 metric tons of copper cathode from its refinery in 2018.

In March 2019, PT Smelting received a one-year extension of its anode slimes export license, which currently expires March 11, 2020.

PT Smelting’s maintenance turnarounds (which range from two weeks to a month to complete) typically are expected to occur approximately every two years, with short-term maintenance turnarounds in the interim. PT Smelting completed a 30-day maintenance turnaround during 2018, and the next major turnaround is scheduled to start in November 2020.

We defer recognizing profits on sales from our mining operations to Atlantic Copper and on 25 percent of PT-FI’s sales to PT Smelting until final sales to third parties occur. Changes in these deferrals attributable to variability in intercompany volumes resulted in net (reductions) additions to operating income totaling $(22) million ($(18) million to net income attributable to common stock) in 2019 and $69 million ($42 million to net income attributable to common stock) in 2018. Our net deferred profits on our inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income attributable to common stock totaled $38 million at December 31, 2019. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices will result in variability in our net deferred profits and quarterly earnings.

CAPITAL RESOURCES AND LIQUIDITY

Our consolidated operating cash flows vary with prices realized from copper, gold and molybdenum sales; our sales volumes; production costs; income taxes; other working capital changes and other factors. We believe that we have a high-quality portfolio of long-lived copper assets positioned to generate long-term value. PT-FI has several projects in the Grasberg minerals district related to the development of its large-scale, long-lived, high-grade underground ore bodies (refer to “Operations - Indonesia Mining” for further discussion of PT-FI’s transition of mining from the open pit to underground) and we are in the process of completing a project to develop the Lone Star leachable ores near the Safford operation in eastern Arizona. We are also pursuing other opportunities to enhance our mines’ net present values, and we continue to advance studies for future development of our copper resources, the timing of which will be dependent on market conditions.

As presented in “Outlook”, our projected capital expenditures for 2020 (excluding estimates associated with the new smelter in Indonesia) are approximately $0.4 billion higher than projected operating cash flows. A large portion of the capital expenditures relate to projects that are expected to add significant production and cash flow in future periods, enabling us to generate operating cash flows exceeding capital expenditures in future years. We have cash on hand and the financial flexibility to fund these expenditures and will continue to be disciplined in deploying capital. Subject to future commodity prices for copper, gold and molybdenum, we expect estimated consolidated operating cash flows in 2020, plus available cash and availability under our credit facility, to be sufficient to fund our budgeted capital expenditures, cash dividends, noncontrolling interest distributions and other cash requirements for the year.

We have no significant scheduled debt maturities until fourth-quarter 2021.

Refer to “Outlook” for further discussion of projected operating cash flows for 2020.

Cash
Following is a summary of the U.S. and international components of consolidated cash and cash equivalents available to the parent company, net of noncontrolling interests’ share, taxes and other costs at December 31, 2019 (in billions):

Cash at domestic companies	$1.3
Cash at international operations	0.7
Total consolidated cash and cash equivalents	2.0
Noncontrolling interests’ share	(0.3)
Cash, net of noncontrolling interests’ share	$1.7
Withholding taxes	—	[a]
Net cash available	$1.7

a.	Rounds to less than $0.1 billion.
Cash held at our international operations is generally used to support our foreign operations’ capital expenditures, operating expenses, debt repayments, working capital, or other cash needs. Management believes that sufficient liquidity is available in the U.S. from cash balances and availability from our revolving credit facility. We have not elected to permanently reinvest earnings from our foreign subsidiaries, and we have recorded deferred tax liabilities for foreign earnings that are available to be repatriated to the U.S. From time to time, our foreign subsidiaries distribute earnings to the U.S. through dividends that are subject to applicable withholding taxes and noncontrolling interests’ share.

Debt
At December 31, 2019, consolidated debt totaled $9.8 billion, with a related weighted-average interest rate of 4.5 percent. We had no borrowings, $13 million in letters of credit issued and approximately $3.5 billion available under our revolving credit facility at December 31, 2019. Refer to “Financing Activities” below and Note 8 for further discussion of debt.

As discussed in Note 8, on August 15, 2019, we completed the sale of $1.2 billion of senior notes and used the net proceeds to fund the make-whole redemption of all of our outstanding 6.875% Senior Notes due 2023, and the concurrent tender offers to purchase a portion of our 4.00% Senior Notes due 2021 and 3.55% Senior Notes due 2022. As a result of the redemption and tender offers, we recorded a loss on early extinguishment of debt totaling $26 million in 2019.

Operating Activities
We generated consolidated operating cash flows of $1.5 billion in 2019 (including $0.3 billion in working capital and other sources) and $3.9 billion in 2018 (net of $0.7 billion in working capital and other uses).

Lower operating cash flows for 2019, compared with 2018, primarily reflected lower copper and gold sales volumes and lower copper prices, partly offset by changes in working capital associated with decreases in inventory and timing of international tax payments.

Investing Activities
Capital Expenditures. Capital expenditures, including capitalized interest, totaled $2.65 billion (including $1.5 billion for major projects) in 2019 and $2.0 billion (including $1.2 billion for major projects) in 2018.

Higher capital expenditures in 2019, compared with 2018, primarily reflected underground development activities in the Grasberg minerals district and development of the Lone Star copper leach project in Arizona.

Refer to “Outlook” for further discussion of projected capital expenditures for 2020.

Acquisitions and Dispositions. During fourth-quarter 2019, we generated $452 million in proceeds from sales of (i) our interest in the lower zone of the Timok exploration project in Serbia and (ii) our cobalt refinery in Kokkola, Finland, and related cobalt cathode precursor business.

In December 2018, we completed the transaction with the Indonesia government regarding PT-FI’s long-term mining rights and share ownership. In connection with the transaction, PT-FI acquired Rio Tinto’s Joint Venture interests for $3.5 billion. In addition, we received proceeds of $350 million for the sale of 100 percent of our interests in PT Indonesia Papua Metal Dan Mineral (PTI - formerly known as PT Indocopper Investama) and $107 million from Rio Tinto for its share of the 2018 joint venture cash flows.

Refer to Note 2 for further discussion of acquisitions and dispositions.

Financing Activities
Debt Transactions. Net repayments of debt in 2019 totaled $1.3 billion, primarily consisting of the redemption of $1.0 billion aggregate principal amount of our 3.100% Senior Notes due 2020 and the repayment of $200 million under the Cerro Verde credit facility. Additionally, during 2019, we issued $1.2 billion in new senior notes and used the net proceeds to redeem and purchase other senior notes.

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

Cash Dividends and Distributions Paid. In February 2018, the Board reinstated a cash dividend on our common stock. We paid dividends on our common stock totaling $291 million in 2019 and $218 million in 2018. On December 18, 2019, we declared a quarterly cash dividend of $0.05 per share on our common stock, which was paid on February 3, 2020, to shareholders of record as of January 15, 2020. The declaration of dividends is at the discretion of our Board and will depend upon our financial results, cash requirements, future prospects and other factors deemed relevant by our Board.

Cash dividends and other distributions paid to noncontrolling interests totaled $82 million in 2019 and $278 million in 2018. These payments will vary based on the operating results and cash requirements of our consolidated subsidiaries.

Contributions from Noncontrolling Interests. During 2019, we received equity contributions totaling $165 million from PT Inalum for their share of capital spending on PT-FI underground mine development projects and costs for the new smelter in Indonesia.

CONTRACTUAL OBLIGATIONS

We have contractual and other long-term obligations, including debt maturities based on principal amounts, which we expect to fund with available cash, projected operating cash flows, availability under our revolving credit facility or future financing transactions, if necessary. Following is a summary of these various obligations at December 31, 2019 (in millions):

	Total	2020		2021 to 2022	2023 to 2024	Thereafter
Debt maturities	$9,881	$12		$2,916	$2,773	$4,180
Scheduled interest payment obligations[a]	4,564	452	—	832	576	2,704
ARO and environmental obligations[b]	7,862	440		696	436	6,290
Take-or-pay contracts[c]	3,608	1,646		1,031	544	387
Operating lease obligations	317	57		79	60	121
Total[d]	$26,232	$2,607		$5,554	$4,389	$13,682

a.	Scheduled interest payment obligations were calculated using stated coupon rates for fixed-rate debt and interest rates applicable at December 31, 2019, for variable-rate debt.

b.
Represents estimated cash payments, on an undiscounted and unescalated basis, associated with ARO and environmental activities (including $478 million for our oil and gas operations). The timing and the amount of these payments could change as a result of changes in regulatory requirements, changes in scope and timing of ARO activities, the settlement of environmental matters and as actual spending occurs. Refer to Note 12 for additional discussion of environmental and ARO matters.

c.
Represents contractual obligations for purchases of goods or services agreements enforceable and legally binding and that specify all significant terms, and primarily include the procurement of copper concentrate ($2.3 billion), cobalt ($0.5 billion), electricity ($0.4 billion) and transportation services ($0.3 billion). Some of our take-or-pay contracts are settled based on the prevailing market rate for the service or commodity purchased, and in some cases, the amount of the actual obligation may change over time because of market conditions. Obligations for copper concentrate provide for deliveries of specified volumes to Atlantic Copper at market-based prices. Obligations for cobalt hydroxide intermediate provide for deliveries of specified volumes to Freeport Cobalt at market-based prices. Electricity obligations are primarily for long-term power purchase agreements in North America and contractual minimum demand at the South America mines. Transportation obligations are primarily for South America contracted ocean freight.

d.
This table excludes certain other obligations in our consolidated balance sheets, such as estimated funding for pension, postretirement and other employee benefit obligations as the funding may vary from year to year based on changes in the fair value of plan assets and actuarial assumptions, commitments and contingencies totaling $122 million and unrecognized tax benefits totaling $255 million where the timing of settlement is not determinable, and other less significant amounts. This table also excludes purchase orders for inventory and other goods and services, as purchase orders typically represent authorizations to purchase rather than binding agreements.

In addition to our debt maturities and other contractual obligations discussed above, we have other commitments, which we expect to fund with available cash, projected operating cash flows, available credit facilities or future financing transactions, if necessary. These include (i) PT-FI’s commitment to provide one percent of its annual revenue for the development of the local people in its area of operations through the Freeport Partnership Fund for Community Development, which expired on December 31, 2019, but negotiations for an extension are currently underway, (ii) Cerro Verde’s scheduled installment payments for disputed mining royalty assessments and (iii) other commercial commitments, including standby letters of credit, surety bonds and guarantees. Refer to Notes 9, 12 and 13 for further discussion of these commitments.

CONTINGENCIES

Environmental
The cost of complying with environmental laws is a fundamental and substantial cost of our business. At December 31, 2019, we had $1.6 billion recorded in our consolidated balance sheet for environmental obligations attributed to CERCLA or analogous state programs and for estimated future costs associated with environmental obligations that are considered probable based on specific facts and circumstances.

We incurred environmental capital expenditures and other environmental costs (including our joint venture partners’ shares) to comply with applicable environmental laws and regulations that affect our operations totaling $0.4 billion in both 2019 and 2018. For 2020, we expect to incur approximately $0.5 billion of aggregate environmental capital expenditures and other environmental costs. The timing and amount of estimated payments could change as a result of changes in regulatory requirements, changes in scope and timing of reclamation and plug and abandonment activities, the settlement of environmental matters and the rate at which actual spending occurs on continuing matters.

Refer to Note 12 and “Risk Factors” contained in Part I, Item 1A. of our annual report on Form 10-K for the year ended December 31, 2019, for further information about environmental regulation, including significant environmental matters.

Asset Retirement Obligations
We recognize AROs as liabilities when incurred, with the initial measurement at fair value. These obligations, which are initially estimated based on discounted cash flow estimates, are accreted to full value over time through charges to cost of sales. Mine reclamation costs for disturbances are recorded as an ARO and as a related asset retirement cost (ARC) (included in property, plant, equipment and mine development costs) in the period of disturbance. Oil and gas plugging and abandonment costs are recognized as an ARO and as a related ARC (included in oil and gas properties) in the period in which the well is drilled or acquired. For non-operating properties without reserves, changes to the ARO are recorded in earnings. Our cost estimates are reflected on a third-party cost basis and comply with our legal obligation to retire tangible, long-lived assets. At December 31, 2019, we had $2.5 billion recorded in our consolidated balance sheet for AROs, including $0.4 billion related to our oil and gas properties. Spending on AROs totaled $170 million in 2019 and $160 million in 2018 (including $77 million in 2019 and $83 million in 2018 for our oil and gas operations). For 2020, we expect to incur approximately $0.3 billion in aggregate ARO payments (including $96 million for our oil and gas operations). Refer to Note 12 for further discussion.

Litigation and Other Contingencies
Refer to Notes 2 and 12, and “Legal Proceedings” contained in Part I, Item 3. of our annual report on Form 10-K for the year ended December 31, 2019, for further discussion of contingencies associated with legal proceedings and other matters.

DISCLOSURES ABOUT MARKET RISKS

Commodity Price Risk
Our consolidated revenues from our mining operations include the sale of copper concentrate, copper cathode, copper rod, gold, molybdenum and other metals by our North America and South America mines, the sale of copper concentrate (which also contains significant quantities of gold and silver) by our Indonesia mining operations, the sale of molybdenum in various forms by our molybdenum operations, and the sale of copper cathode, copper anode and gold in anode and slimes by Atlantic Copper. Our financial results will vary with fluctuations in the market prices of the commodities we produce, primarily copper and gold, and to a lesser extent molybdenum and silver. For projected sensitivities of our operating cash flow to changes in commodity prices, refer to “Outlook.” World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. Refer to “Risk Factors” contained in Part I, Item 1A. of our annual report on Form 10-K for the year ended December 31, 2019, for further discussion of financial risks associated with fluctuations in the market prices of the commodities we sell.

During 2019, our mined copper was sold 56 percent in concentrate, 22 percent as cathode and 22 percent as rod from North America operations. Substantially all of our copper concentrate and cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) based primarily on quoted LME monthly average copper settlement prices. We receive market prices based on prices in the specified future period, which results in price fluctuations recorded through revenues until the date of settlement. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on our provisionally priced concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until final pricing on the date of settlement. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs.

Following are the favorable (unfavorable) impacts of net adjustments to the prior years’ provisionally priced copper sales for the years ended December 31 (in millions, except per share amounts):

	2019	2018
Revenues	$58	$(70)
Net income attributable to common stock	$24	$(31)
Net income per share attributable to common stock	$0.02	$(0.02)

At December 31, 2019, we had provisionally priced copper sales at our copper mining operations totaling 269 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average price of $2.80 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the December 31, 2019, provisional price recorded would have an approximate $9 million effect on 2020 net income attributable to common stock. The LME copper settlement price closed at $2.53 per pound on January 31, 2020.

Foreign Currency Exchange Risk
The functional currency for most of our operations is the U.S. dollar. Substantially all of our revenues and a significant portion of our costs are denominated in U.S. dollars; however, some costs and certain asset and liability accounts are denominated in local currencies, including the Indonesian rupiah, Australian dollar, Peruvian sol, Chilean peso and euro. We recognized foreign currency translation gains on balances denominated in foreign currencies totaling $24 million in 2019 and $14 million in 2018, primarily at our Indonesia and South America mines. Generally, our operating results are positively affected when the U.S. dollar strengthens in relation to those foreign currencies and are adversely affected when the U.S. dollar weakens in relation to those foreign currencies.

Following is a summary of estimated annual payments and the impact of changes in foreign currency rates on our annual operating costs:

	Exchange Rate per $1 at December 31,		Estimated Annual Payments		10% Change in Exchange Rate (in millions of U.S. dollars)[a]
	2019	2018	(in local currency)	(in millions of U.S. dollars)[b]	Increase	Decrease
Indonesia
Rupiah	13,832	14,409	10.2 trillion	$737	$(67)	$82
Australian dollar	1.43	1.41	199 million	$139	$(13)	$15
South America
Peruvian sol	3.32	3.38	2.2 billion	$675	$(61)	$75
Chilean peso	749	695	174 billion	$232	$(21)	$26
Atlantic Copper
Euro	0.89	0.87	136 million	$153	$(14)	$17

a.	Reflects the estimated impact on annual operating costs assuming a 10 percent increase or decrease in the exchange rate reported at December 31, 2019.

b.	Based on exchange rates at December 31, 2019.

Interest Rate Risk
At December 31, 2019, we had total debt maturities based on principal amounts of $9.9 billion, of which approximately 10 percent was variable-rate debt with interest rates based on the London Interbank Offered Rate. Refer to “Risk Factors” contained in Part I, Item 1A. of our annual report on Form 10-K for the year ended December 31, 2019. The table below presents average interest rates for our scheduled maturities of principal for our outstanding debt (excluding fair value adjustments) and the related fair values at December 31, 2019 (in millions, except percentages):

	2020	2021	2022	2023	2024	Thereafter	Fair Value
Fixed-rate debt	$5	$195	$1,880	$1,923	$850	$4,163	$9,378
Average interest rate	—	4.0%	3.6%	3.9%	4.6%	5.5%	4.7%

Variable-rate debt	$7	$312	$529	—	—	$17	$861
Average interest rate	0.8%	3.6%	3.7%	—	—	5.4%	3.7%

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

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Year Ended December 31, 2019
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$3,950	$3,950	$370	$84	$4,404
Site production and delivery, before net noncash and other costs shown below	2,957	2,711	299	53	3,063
By-product credits	(348)	—	—	—	—
Treatment charges	161	155	—	6	161
Net cash costs	2,770	2,866	299	59	3,224
DD&A	348	318	23	7	348
Metals inventory adjustments	30	30	—	—	30
Noncash and other costs, net	110	98	9	3	110
Total costs	3,258	3,312	331	69	3,712
Other revenue adjustments, primarily for pricing on prior period open sales	4	4	—	—	4
Gross profit	$696	$642	$39	$15	$696

Copper sales (millions of recoverable pounds)	1,441	1,441
Molybdenum sales (millions of recoverable pounds)[a]			32

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$2.74	$2.74	$11.51
Site production and delivery, before net noncash and other costs shown below	2.05	1.88	9.29
By-product credits	(0.24)	—	—
Treatment charges	0.11	0.11	—
Unit net cash costs	1.92	1.99	9.29
DD&A	0.24	0.21	0.72
Metals inventory adjustments	0.02	0.02	—
Noncash and other costs, net	0.08	0.07	0.29
Total unit costs	2.26	2.29	10.30
Other revenue adjustments, primarily for pricing on prior period open sales	—	—	—
Gross profit per pound	$0.48	$0.45	$1.21

Reconciliation to Amounts Reported
				Metals
		Production		Inventory
	Revenues	and Delivery	DD&A	Adjustments
Totals presented above	$4,404	$3,063	$348	$30
Treatment charges	(60)	101	—	—
Noncash and other costs, net	—	110	—	—
Other revenue adjustments, primarily for pricing on prior period open sales	4	—	—	—
Eliminations and other	38	45	1	—
North America copper mines	4,386	3,319	349	30
Other mining[c]	13,054	11,126	979	57
Corporate, other & eliminations	(3,038)	(2,931)	84	92
As reported in our consolidated financial statements	$14,402	$11,514	$1,412	$179

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.	Represents the combined total for our other mining operations as presented in Note 16.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Year Ended December 31, 2018
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$4,217	$4,217	$376	$90	$4,683
Site production and delivery, before net noncash and other costs shown below	2,766	2,522	291	52	2,865
By-product credits	(367)	—	—	—	—
Treatment charges	150	144	—	6	150
Net cash costs	2,549	2,666	291	58	3,015
DD&A	359	327	24	8	359
Metals inventory adjustments	4	4	—	—	4
Noncash and other costs, net	90	83	6	1	90
Total costs	3,002	3,080	321	67	3,468
Other revenue adjustments, primarily for pricing on prior period open sales	(5)	(5)	—	—	(5)
Gross profit	$1,210	$1,132	$55	$23	$1,210

Copper sales (millions of recoverable pounds)	1,426	1,426
Molybdenum sales (millions of recoverable pounds)[a]			32

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$2.96	$2.96	$11.64
Site production and delivery, before net noncash and other costs shown below	1.94	1.77	9.03
By-product credits	(0.26)	—	—
Treatment charges	0.11	0.10	—
Unit net cash costs	1.79	1.87	9.03
DD&A	0.25	0.23	0.73
Metals inventory adjustments	—	—	—
Noncash and other costs, net	0.07	0.06	0.17
Total unit costs	2.11	2.16	9.93
Other revenue adjustments, primarily for pricing on prior period open sales	—	—	—
Gross profit per pound	$0.85	$0.80	$1.71

Reconciliation to Amounts Reported
				Metals
		Production		Inventory
	Revenues	and Delivery	DD&A	Adjustments
Totals presented above	$4,683	$2,865	$359	$4
Treatment charges	(30)	120	—	—
Noncash and other costs, net	—	90	—	—
Other revenue adjustments, primarily for pricing on prior period open sales	(5)	—	—	—
Eliminations and other	46	49	1	—
North America copper mines	4,694	3,124	360	4
Other mining[c]	17,060	11,853	1,269	—
Corporate, other & eliminations	(3,126)	(3,290)	125	—
As reported in our consolidated financial statements	$18,628	$11,687	$1,754	$4

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.	Represents the combined total for our other mining operations as presented in Note 16.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Year Ended December 31, 2019
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other[a]	Total
Revenues, excluding adjustments	$3,213	$3,213	$358	$3,571
Site production and delivery, before net noncash and other costs shown below	2,185	1,991	245	2,236
By-product credits	(307)	—	—	—
Treatment charges	212	212	—	212
Royalty on metals	7	6	1	7
Net cash costs	2,097	2,209	246	2,455
DD&A	474	427	47	474
Metals inventory adjustments	2	2	—	2
Noncash and other costs, net	94	90	4	94
Total costs	2,667	2,728	297	3,025
Other revenue adjustments, primarily for pricing on prior period open sales	37	37	—	37
Gross profit	$583	$522	$61	$583

Copper sales (millions of recoverable pounds)	1,183	1,183

Gross profit per pound of copper:

Revenues, excluding adjustments	$2.71	$2.71
Site production and delivery, before net noncash and other costs shown below	1.85	1.68
By-product credits	(0.27)	—
Treatment charges	0.18	0.18
Royalty on metals	0.01	0.01
Unit net cash costs	1.77	1.87
DD&A	0.40	0.36
Metals inventory adjustments	—	—
Noncash and other costs, net	0.08	0.07
Total unit costs	2.25	2.30
Other revenue adjustments, primarily for pricing on prior period open sales	0.03	0.03
Gross profit per pound	$0.49	$0.44

Reconciliation to Amounts Reported
				Metals
		Production		Inventory
	Revenues	and Delivery	DD&A	Adjustments
Totals presented above	$3,571	$2,236	$474	$2
Treatment charges	(212)	—	—	—
Royalty on metals	(7)	—	—	—
Noncash and other costs, net	—	94	—	—
Other revenue adjustments, primarily for pricing on prior period open sales	37	—	—	—
Eliminations and other	(1)	(4)	—	—
South America mining	3,388	2,326	474	2
Other mining[b]	14,052	12,119	854	85
Corporate, other & eliminations	(3,038)	(2,931)	84	92
As reported in our consolidated financial statements	$14,402	$11,514	$1,412	$179

a.
Includes silver sales of 4.7 million ounces ($16.57 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.	Represents the combined total for our other mining operations as presented in Note 16.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Year Ended December 31, 2018
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$3,593		$3,593	$352	$3,945
Site production and delivery, before net noncash and other costs shown below	2,244	[b]	2,065	226	2,291
By-product credits	(305)		—	—	—
Treatment charges	243		243	—	243
Royalty on metals	8		7	1	8
Net cash costs	2,190		2,315	227	2,542
DD&A	546		499	47	546
Noncash and other costs, net	79		75	4	79
Total costs	2,815		2,889	278	3,167
Other revenue adjustments, primarily for pricing on prior period open sales	(37)		(37)	—	(37)
Gross profit	$741		$667	$74	$741

Copper sales (millions of recoverable pounds)	1,253		1,253

Gross profit per pound of copper:

Revenues, excluding adjustments	$2.87		$2.87
Site production and delivery, before net noncash and other costs shown below	1.79	[b]	1.65
By-product credits	(0.24)		—
Treatment charges	0.19		0.19
Royalty on metals	0.01		0.01
Unit net cash costs	1.75		1.85
DD&A	0.44		0.40
Noncash and other costs, net	0.06		0.06
Total unit costs	2.25		2.31
Other revenue adjustments, primarily for pricing on prior period open sales	(0.03)		(0.03)
Gross profit per pound	$0.59		$0.53

Reconciliation to Amounts Reported

			Production
	Revenues		and Delivery	DD&A
Totals presented above	$3,945		$2,291	$546
Treatment charges	(243)		—	—
Royalty on metals	(8)		—	—
Noncash and other costs, net	—		79	—
Other revenue adjustments, primarily for pricing on prior period open sales	(37)		—	—
Eliminations and other	(2)		(5)	—
South America mining	3,655		2,365	546
Other mining[c]	18,099		12,612	1,083
Corporate, other & eliminations	(3,126)		(3,290)	125
As reported in our consolidated financial statements	$18,628		$11,687	$1,754

a.
Includes silver sales of 4.5 million ounces ($15.20 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.	Includes charges totaling $69 million ($0.06 per pound of copper) for Cerro Verde’s three-year CLA.

c.	Represents the combined total for our other mining operations as presented in Note 16.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Year Ended December 31, 2019
(In millions)	By-Product		Co-Product Method
	Method		Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$1,814		$1,814	$1,378	$40	$3,232
Site production and delivery, before net noncash and other costs shown below	1,938		1,088	826	24	1,938
Gold and silver credits	(1,419)		—	—	—	—
Treatment charges	171		96	73	2	171
Export duties	56		31	24	1	56
Royalty on metals	107		58	48	1	107
Net cash costs	853		1,273	971	28	2,272
DD&A	406		228	173	5	406
Metals inventory adjustments	5		5	—	—	5
Noncash and other costs, net	246	[b]	136	107	3	246
Total costs	1,510		1,642	1,251	36	2,929
Other revenue adjustments, primarily for pricing on prior period open sales	18		18	1	—	19
PT Smelting intercompany loss	(17)		(10)	(7)	—	(17)
Gross profit	$305		$180	$121	$4	$305

Copper sales (millions of recoverable pounds)	667		667
Gold sales (thousands of recoverable ounces)				973

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$2.72		$2.72	$1,416
Site production and delivery, before net noncash and other costs shown below	2.91		1.63	849
Gold and silver credits	(2.13)		—	—
Treatment charges	0.26		0.14	75
Export duties	0.08		0.05	25
Royalty on metals	0.16		0.09	49
Unit net cash costs	1.28		1.91	998
DD&A	0.61		0.34	178
Metals inventory adjustments	0.01		0.01	—
Noncash and other costs, net	0.37	[b]	0.20	110
Total unit costs	2.27		2.46	1,286
Other revenue adjustments, primarily for pricing on prior period open sales	0.03		0.03	2
PT Smelting intercompany loss	(0.02)		(0.02)	(8)
Gross profit per pound/ounce	$0.46		$0.27	$124

Reconciliation to Amounts Reported
					Metals
			Production		Inventory
	Revenues		and Delivery	DD&A	Adjustments
Totals presented above	$3,232		$1,938	$406	$5
Treatment charges	(171)		—	—	—
Export duties	(56)		—	—	—
Royalty on metals	(107)		—	—	—
Noncash and other costs, net	(146)		100	—	—
Other revenue adjustments, primarily for pricing on prior period open sales	19		—	—	—
PT Smelting intercompany loss	—		17	—	—
Indonesia mining	2,771		2,055	406	5
Other mining[c]	14,669		12,390	922	82
Corporate, other & eliminations	(3,038)		(2,931)	84	92
As reported in our consolidated financial statements	$14,402		$11,514	$1,412	$179

a.	Includes silver sales of 2.5 million ounces ($16.15 per ounce average realized price).

b.
Includes charges in revenues totaling $166 million ($0.25 per pound of copper) primarily associated with an unfavorable Indonesia Supreme Court ruling related to certain disputed PT-FI export duties, partly offset by adjustments to prior year treatment charges totaling $20 million ($0.03 per pound of copper). Also includes charges of $28 million ($0.04 per pound of copper) associated with adjustments to the settlement of the historical surface water tax disputes with the local regional tax authority in Papua, Indonesia.

c.	Represents the combined total for our other mining operations as presented in Note 16.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash (Credits) Costs

Year Ended December 31, 2018
(In millions)	By-Product		Co-Product Method
	Method		Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$3,264		$3,264	$2,967	$57	$6,288
Site production and delivery, before net noncash and other costs shown below	1,678		871	792	15	1,678
Gold and silver credits	(3,041)		—	—	—	—
Treatment charges	294		153	139	2	294
Export duties	180		93	85	2	180
Royalty on metals	238		122	114	2	238
Net cash (credits) costs	(651)		1,239	1,130	21	2,390
DD&A	606		314	286	6	606
Noncash and other costs, net	242	[b]	126	114	2	242
Total costs	197		1,679	1,530	29	3,238
Other revenue adjustments, primarily for pricing on prior period open sales	(34)		(34)	17	—	(17)
PT Smelting intercompany profit	56		29	27	—	56
Gross profit	$3,089		$1,580	$1,481	$28	$3,089

Copper sales (millions of recoverable pounds)	1,130		1,130
Gold sales (thousands of recoverable ounces)				2,366

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$2.89		$2.89	$1,254
Site production and delivery, before net noncash and other costs shown below	1.48		0.77	335
Gold and silver credits	(2.69)		—	—
Treatment charges	0.26		0.14	59
Export duties	0.16		0.08	36
Royalty on metals	0.21		0.11	48
Unit net cash (credits) costs	(0.58)		1.10	478
DD&A	0.54		0.28	121
Noncash and other costs, net	0.21	[b]	0.11	48
Total unit costs	0.17		1.49	647
Other revenue adjustments, primarily for pricing on prior period open sales	(0.03)		(0.03)	7
PT Smelting intercompany profit	0.04		0.03	12
Gross profit per pound/ounce	$2.73		$1.40	$626

Reconciliation to Amounts Reported

			Production
	Revenues		and Delivery	DD&A
Totals presented above	$6,288		$1,678	$606
Treatment charges	(294)		—	—
Export duties	(180)		—	—
Royalty on metals	(238)		—	—
Noncash and other costs, net	—		242	—
Other revenue adjustments, primarily for pricing on prior period open sales	(17)		—	—
PT Smelting intercompany profit	—		(56)	—
Indonesia mining	5,559		1,864	606
Other mining[c]	16,195		13,113	1,023
Corporate, other & eliminations	(3,126)		(3,290)	125
As reported in our consolidated financial statements	$18,628		$11,687	$1,754

a.	Includes silver sales of 3.8 million ounces ($15.24 per ounce average realized price).

b.	Includes net charges of $223 million ($0.20 per pound of copper). Refer to “Consolidated Results - Summary Financial Data” for a summary of these charges.

c.	Represents the combined total for our other mining operations as presented in Note 16.

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

		Years Ended December 31,
(In millions)		2019	2018
Revenues, excluding adjustments[a]		$369	$440
Site production and delivery, before net noncash and other costs shown below		293	282
Treatment charges and other		25	30
Net cash costs		318	312
DD&A		62	79
Metals inventory adjustments		50	—
Noncash and other costs, net		6	7
Total costs		436	398
Gross (loss) profit		$(67)	$42

Molybdenum sales (millions of recoverable pounds)[a]		29	35

Gross (loss) profit per pound of molybdenum:

Revenues, excluding adjustments[a]		$12.51	$12.36
Site production and delivery, before net noncash and other costs shown below		9.95	7.92
Treatment charges and other		0.85	0.85
Unit net cash costs		10.80	8.77
DD&A		2.11	2.21
Metals inventory adjustments		1.69	—
Noncash and other costs, net		0.20	0.19
Total unit costs		14.80	11.17
Gross (loss) profit per pound		$(2.29)	$1.19

Reconciliation to Amounts Reported
				Metals
		Production		Inventory
Year Ended December 31, 2019	Revenues	and Delivery	DD&A	Adjustments
Totals presented above	$369	$293	$62	$50
Treatment charges and other	(25)	—	—	—
Noncash and other costs, net	—	6	—	—
Molybdenum mines	344	299	62	50
Other mining[b]	17,096	14,146	1,266	37
Corporate, other & eliminations	(3,038)	(2,931)	84	92
As reported in our consolidated financial statements	$14,402	$11,514	$1,412	$179

Year Ended December 31, 2018
Totals presented above	$440	$282	$79	$—
Treatment charges and other	(30)	—	—	—
Noncash and other costs, net	—	7	—	—
Molybdenum mines	410	289	79	—
Other mining[b]	21,344	14,688	1,550	4
Corporate, other & eliminations	(3,126)	(3,290)	125	—
As reported in our consolidated financial statements	$18,628	$11,687	$1,754	$4

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

CAUTIONARY STATEMENT

Our discussion and analysis contains forward-looking statements in which we discuss our potential future performance. Forward-looking statements are all statements other than statements of historical facts, such as plans, projections or expectations relating to ore grades and milling rates; production and sales volumes; unit net cash costs; operating cash flows; capital expenditures; our expectations regarding our share of PT-FI’s net (loss) income and future cash flows through 2022; PT-FI’s development, financing, construction and completion of a new smelter in Indonesia; our expectations regarding results associated with productivity and innovation initiatives; exploration efforts and results; development and production activities, rates and costs; liquidity; tax rates; export quotas and duties; the impact of copper, gold and molybdenum price changes; the impact of deferred intercompany profits on earnings; reserve estimates; execution of the settlement agreement associated with the Louisiana coastal erosion cases; and future dividend payments, share purchases and sales. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “targets,” “intends,” “likely,” “will,” “should,” “to be,” “potential” and any similar expressions are intended to identify those assertions as forward-looking statements. The declaration of dividends is at the discretion of the Board and will depend on our financial results, cash requirements, future prospects, and other factors deemed relevant by the Board.

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, supply of and demand for, and prices of, copper, gold and molybdenum; mine sequencing; changes in mine plans; production rates; timing of shipments; results of feasibility studies; potential inventory adjustments; potential impairment of long-lived mining assets; the potential effects of violence in Indonesia generally and in the province of Papua; the Indonesia government’s extension of PT-FI’s export license after March 8, 2020; risks associated with underground mining; satisfaction of requirements in accordance with PT-FI’s IUPK to extend mining rights from 2031 through 2041; our ability to achieve the expected results of our productivity and innovation initiatives; industry risks; regulatory changes; political and social risks; labor relations; weather- and climate-related risks; environmental risks; litigation results; cybersecurity incidents; and other factors described in more detail in Part I, Item 1A. “Risk Factors” of this annual report on Form 10-K.

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this annual report on Form 10-K. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on its assessment, management concluded that, as of December 31, 2019, our Company’s internal control over financial reporting is effective based on the COSO criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Freeport-McMoRan Inc.
Opinion on Internal Control over Financial Reporting

We have audited Freeport-McMoRan Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Freeport-McMoRan Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Freeport-McMoRan Inc. as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 14, 2020 expressed an unqualified opinion thereon.

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
February 14, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Freeport-McMoRan Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Freeport-McMoRan Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive (loss) income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 14, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Uncertain tax positions
Description of the Matter
As discussed in Note 12 to the consolidated financial statements, the Company’s operations are in certain taxing jurisdictions where uncertainties arise in the application of complex income tax regulations. The Company has disclosed uncertain tax positions related to income tax assessments in Indonesia and Peru totaling $1.7 billion, including penalties and interest, which have not been recorded at December 31, 2019. The Company recognizes a liability for income tax assessments when it is more likely than not that it will not sustain the benefit taken or expected to be taken in the tax return.

Because of the complexity of tax laws, regulations and contractual agreements with the applicable government, auditing the recognition and measurement of uncertain tax positions requires a high degree of auditor judgment and increased extent of effort, including the involvement of our tax professionals.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting process for uncertain tax positions. This included testing controls over management’s review of the technical merits of tax positions and disputed tax assessments, including the process to measure the financial statement impact of these tax matters.

Our audit procedures included, among others, evaluating the Company’s accounting for these tax positions by using our knowledge of and experience with the application of respective tax laws by the relevant tax authorities, or our understanding of the contractual arrangements with the applicable government, if the position is governed by a contract. We analyzed the Company’s assumptions and data used to determine the tax assessments and tested the accuracy of the calculations. We involved our tax professionals located in the respective jurisdictions to assess the technical merits of the Company’s tax positions and to evaluate the application of relevant tax laws in the Company’s recognition determination. We assessed the Company’s correspondence with the relevant tax authorities and evaluated third-party tax or legal opinions obtained by the Company. We also evaluated the adequacy of the Company’s disclosures included in Note 12 in relation to these tax matters.

Environmental obligations
Description of the Matter
As discussed in Note 12 to the consolidated financial statements, the Company is subject to national, state and local environmental laws and regulations governing the protection of the environment, including restoration and reclamation of environmental contamination. Liabilities for environmental contingencies are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. At December 31, 2019, the Company’s consolidated environmental obligations totaled $1.6 billion.

Auditing management’s accounting for environmental obligations was challenging, as significant judgment is required by the Company to evaluate whether an environmental loss has been incurred and to estimate the future costs to remediate the environmental matters. The significant judgment was primarily due to the inherent estimation uncertainty relating to the amount of future costs. Such uncertainties involve assumptions regarding the nature and extent of contamination at each site, the nature and extent of required cleanup efforts under existing environmental regulations, the duration and effectiveness of the chosen remedial strategy, and allocation of costs among other potentially responsible parties. Actual costs incurred in future periods could differ from amounts estimated.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s identification and measurement of the environmental loss contingencies. For example, we tested controls over management’s review of the environmental loss contingency calculations and management’s assessment to evaluate key judgments and estimates affecting the environmental loss contingencies.

To test the Company’s identification and measurement of the environmental loss contingencies, among other procedures, we inspected correspondence with regulatory agencies, obtained external legal counsel confirmation letters, and inspected environmental studies. Additionally, we assessed the appropriateness of the Company’s model and tested the significant assumptions discussed above along with the underlying data used by the Company in its analysis. We utilized our environmental specialists to search for new or contrary evidence related to the Company’s sites and to assist in evaluating the reasonableness of estimated future costs by comparing the estimated future costs to environmental permits, third party observable data such as vendor quotes, and to historical costs incurred for similar activities.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.
Phoenix, Arizona
February 14, 2020

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2019	2018	2017
	(In millions, except per share amounts)
Revenues	$14,402	$18,628	$16,403
Cost of sales:
Production and delivery	11,514	11,687	10,258
Depreciation, depletion and amortization	1,412	1,754	1,714
Metals inventory adjustments	179	4	8
Total cost of sales	13,105	13,445	11,980
Selling, general and administrative expenses	414	443	477
Mining exploration and research expenses	104	105	93
Environmental obligations and shutdown costs	105	89	244
Net gain on sales of assets	(417)	(208)	(81)
Total costs and expenses	13,311	13,874	12,713
Operating income	1,091	4,754	3,690
Interest expense, net	(620)	(945)	(801)
Net (loss) gain on early extinguishment of debt	(27)	7	21
Other (expense) income, net	(138)	76	(8)
Income from continuing operations before income taxes and equity in affiliated companies’ net earnings	306	3,892	2,902
Provision for income taxes	(510)	(991)	(883)
Equity in affiliated companies’ net earnings	12	8	10
Net (loss) income from continuing operations	(192)	2,909	2,029
Net income (loss) from discontinued operations	3	(15)	66
Net (loss) income	(189)	2,894	2,095
Net income attributable to noncontrolling interests:
Continuing operations	(50)	(292)	(274)
Discontinued operations	—	—	(4)
Net (loss) income attributable to common stockholders	$(239)	$2,602	$1,817

Basic net (loss) income per share attributable to common stockholders:
Continuing operations	$(0.17)	$1.80	$1.21
Discontinued operations	—	(0.01)	0.04
	$(0.17)	$1.79	$1.25

Diluted net (loss) income per share attributable to common stockholders:
Continuing operations	$(0.17)	$1.79	$1.21
Discontinued operations	—	(0.01)	0.04
	$(0.17)	$1.78	$1.25

Weighted-average common shares outstanding:
Basic	1,451	1,449	1,447
Diluted	1,451	1,458	1,454

Dividends declared per share of common stock	$0.20	$0.20	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Years Ended December 31,
	2019	2018	2017
	(In millions)

Net (loss) income	$(189)	$2,894	$2,095

Other comprehensive income (loss), net of taxes:
Unrealized gains on securities	—	—	1
Defined benefit plans:
Actuarial (losses) gains arising during the period, net of taxes	(116)	(77)	14
Prior service costs arising during the period	—	(4)	—
Amortization or curtailment of unrecognized amounts included in net periodic benefit costs	47	48	54
Foreign exchange gains (losses)	1	(1)	—
Other comprehensive (loss) income	(68)	(34)	69

Total comprehensive (loss) income	(257)	2,860	2,164
Total comprehensive income attributable to noncontrolling interests	(53)	(291)	(286)
Total comprehensive (loss) income attributable to common stockholders	$(310)	$2,569	$1,878

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018	2017
	(In millions)
Cash flow from operating activities:
Net (loss) income	$(189)	$2,894	$2,095
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,412	1,754	1,714
Metals inventory adjustments	179	4	8
Net gain on sales of assets	(417)	(208)	(81)
Stock-based compensation	63	76	71
Net charges for environmental and asset retirement obligations, including accretion	221	262	383
Payments for environmental and asset retirement obligations	(244)	(239)	(131)
Net charges for defined pension and postretirement plans	108	81	120
Pension plan contributions	(75)	(75)	(174)
Net loss (gain) on early extinguishment of debt	27	(7)	(21)
Deferred income taxes	29	100	76
(Income) loss on disposal of discontinued operations	(3)	15	(57)
Dividends received from PT Smelting, an equity method investee	40	—	—
Charges for PT Freeport Indonesia (PT-FI) surface water tax, withholding tax and environmental matters	30	162	—
Payments for PT-FI surface water and withholding tax matters	(67)	—	—
Charges for Cerro Verde royalty dispute	65	371	355
Payments for Cerro Verde royalty dispute	(187)	(56)	(53)
U.S. tax reform benefit	—	(123)	(393)
Change in PT-FI statutory tax rate	—	(504)	—
Other, net	141	12	(43)
Changes in working capital and other, excluding disposition amounts:
Accounts receivable	119	649	427
Inventories	259	(537)	(169)
Other current assets	60	(28)	(28)
Accounts payable and accrued liabilities	(60)	(106)	110
Accrued income taxes and timing of other tax payments	(29)	(634)	457
Net cash provided by operating activities	1,482	3,863	4,666
Cash flow from investing activities:
Capital expenditures:
North America copper mines	(877)	(601)	(167)
South America	(256)	(237)	(115)
Indonesia	(1,369)	(1,001)	(875)
Molybdenum mines	(19)	(9)	(5)
Other	(131)	(123)	(248)
Acquisition of PT Rio Tinto Indonesia	—	(3,500)	—
Proceeds from sales of:
Timok exploration project and a portion of Freeport Cobalt	452	—	—
PT Indonesia Papua Metal Dan Mineral	—	457	—
Other assets	109	93	72
Other, net	(12)	(97)	17
Net cash used in investing activities	(2,103)	(5,018)	(1,321)
Cash flow from financing activities:
Proceeds from debt	1,879	632	955
Repayments of debt	(3,197)	(2,717)	(3,812)
Proceeds from sale of PT-FI shares	—	3,500	—
Cash dividends and distributions paid:
Common stock	(291)	(218)	(2)
Noncontrolling interests	(82)	(278)	(174)
Contributions from noncontrolling interests	165	—	—
Other, net	(30)	(19)	(22)
Net cash (used in) provided by financing activities	(1,556)	900	(3,055)

Net (decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(2,177)	(255)	290
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	4,455	4,710	4,420
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of year	$2,278	$4,455	$4,710
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$2,020	$4,217
Trade accounts receivable	741	829
Income and other tax receivables	426	493
Inventories:
Materials and supplies, net	1,649	1,528
Mill and leach stockpiles	1,143	1,197
Product	1,281	1,778
Other current assets	655	422
Total current assets	7,915	10,464
Property, plant, equipment and mine development costs, net	29,584	28,010
Long-term mill and leach stockpiles	1,425	1,570
Other assets	1,885	2,172
Total assets	$40,809	$42,216

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,576	$2,625
Current portion of environmental and asset retirement obligations	436	449
Accrued income taxes	119	165
Dividends payable	73	73
Current portion of debt	5	17
Total current liabilities	3,209	3,329
Long-term debt, less current portion	9,821	11,124
Deferred income taxes	4,210	4,032
Environmental and asset retirement obligations, less current portion	3,630	3,609
Other liabilities	2,491	2,230
Total liabilities	23,361	24,324

Equity:
Stockholders’ equity:
Common stock, par value $0.10, 1,582 shares and 1,579 shares issued, respectively	158	158
Capital in excess of par value	25,830	26,013
Accumulated deficit	(12,280)	(12,041)
Accumulated other comprehensive loss	(676)	(605)
Common stock held in treasury – 131 shares and 130 shares, respectively, at cost	(3,734)	(3,727)
Total stockholders’ equity	9,298	9,798
Noncontrolling interests	8,150	8,094
Total equity	17,448	17,892
Total liabilities and equity	$40,809	$42,216
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF EQUITY

	Stockholders’ Equity
	Common Stock			Accumulated Deficit	Accumu- lated Other Compre-hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity
	(In millions)
Balance at January 1, 2017	1,574	$157	$26,690	$(16,540)	$(548)	129	$(3,708)	$6,051	$3,206	$9,257
Exercised and issued stock-based awards	4	1	5	—	—	—	—	6	—	6
Stock-based compensation, including the tender of shares	—	—	56	—	—	1	(15)	41	1	42
Dividends, including forfeited dividends	—	—	—	1	—	—	—	1	(174)	(173)
Net income attributable to common stockholders	—	—	—	1,817	—	—	—	1,817	—	1,817
Net income attributable to noncontrolling interests, including discontinued operations	—	—	—	—	—	—	—	—	278	278
Other comprehensive income	—	—	—	—	61	—	—	61	8	69
Balance at December 31, 2017	1,578	158	26,751	(14,722)	(487)	130	(3,723)	7,977	3,319	11,296
Exercised and issued stock-based awards	1	—	8	—	—	—	—	8	—	8
Stock-based compensation, including the tender of shares	—	—	70	—	—	—	(4)	66	—	66
Dividends	—	—	(291)	—	—	—	—	(291)	(278)	(569)
Adoption of new accounting standard for reclassification of income taxes	—	—	—	79	(79)	—	—	—	—	—
Sale of interest in PT-FI (refer to Note 2)	—	—	(525)	—	(6)	—	—	(531)	4,762	4,231
Net income attributable to common stockholders	—	—	—	2,602	—	—	—	2,602	—	2,602
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	292	292
Other comprehensive loss	—	—	—	—	(33)	—	—	(33)	(1)	(34)
Balance at December 31, 2018	1,579	158	26,013	(12,041)	(605)	130	(3,727)	9,798	8,094	17,892
Exercised and issued stock-based awards	3	—	1	—	—	—	—	1	—	1
Stock-based compensation, including the tender of shares	—	—	50	—	—	1	(7)	43	1	44
Dividends	—	—	(291)	—	—	—	—	(291)	(73)	(364)
Changes in noncontrolling interests	—	—	(1)	—	—	—	—	(1)	(11)	(12)
Contributions from noncontrolling interests	—	—	80	—	—	—	—	80	86	166
Adjustment for deferred taxes	—	—	(22)	—	—	—	—	(22)	—	(22)
Net loss attributable to common stockholders	—	—	—	(239)	—	—	—	(239)	—	(239)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	50	50
Other comprehensive (loss) income	—	—	—	—	(71)	—	—	(71)	3	(68)
Balance at December 31, 2019	1,582	$158	$25,830	$(12,280)	$(676)	131	$(3,734)	$9,298	$8,150	$17,448
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Freeport-McMoRan inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation.  The consolidated financial statements of Freeport-McMoRan Inc. (FCX) include the accounts of those subsidiaries where it directly or indirectly has more than 50 percent of the voting rights and/or has control over the subsidiary. As of December 31, 2019, the most significant entities that FCX consolidates include its 48.76 percent-owned subsidiary PT Freeport Indonesia (PT-FI), and the following wholly owned subsidiaries: Freeport Minerals Corporation (FMC) and Atlantic Copper, S.L.U. (Atlantic Copper). Refer to Notes 2 and 3 for further discussion, including FCX’s conclusion to consolidate PT-FI.

FCX’s unincorporated joint ventures are reflected using the proportionate consolidation method (refer to Note 3 for further discussion). Investments in unconsolidated companies owned 20 percent or more are recorded using the equity method. Investments in unconsolidated companies owned less than 20 percent, and for which FCX does not exercise significant influence, are recorded at (i) fair value for those that have a readily determinable fair value or (ii) cost, less any impairment, for those that do not have a readily determinable fair value. All significant intercompany transactions have been eliminated. Dollar amounts in tables are stated in millions, except per share amounts.

Business Segments.  FCX has organized its mining operations into four primary divisions – North America copper mines, South America mining, Indonesia mining and Molybdenum mines, and operating segments that meet certain thresholds are reportable segments. FCX’s reportable segments include the Morenci, Bagdad, Cerro Verde and Grasberg (Indonesia mining) copper mines, the Rod & Refining operations and Atlantic Copper Smelting & Refining. Refer to Note 16 for further discussion.

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

Functional Currency. The functional currency for the majority of FCX’s foreign operations is the U.S. dollar. For foreign subsidiaries whose functional currency is the U.S. dollar, monetary assets and liabilities denominated in the local currency are translated at current exchange rates, and non-monetary assets and liabilities, such as inventories, property, plant, equipment and mine development costs, are translated at historical rates. Gains and losses resulting from translation of such account balances are included in other (expense) income, net, as are gains and losses from foreign currency transactions. Foreign currency gains (losses) totaled $24 million in 2019, $14 million in 2018 and $(5) million in 2017.

Cash Equivalents.  Highly liquid investments purchased with maturities of three months or less are considered cash equivalents.

Restricted Cash and Restricted Cash Equivalents. FCX’s restricted cash and restricted cash equivalents are primarily related to PT-FI’s commitment for the development of a new smelter in Indonesia; and guarantees and commitments for certain mine closure and reclamation obligations, and customs duty taxes. Restricted cash and restricted cash equivalents are classified as a current or long-term asset based on the timing and nature of when or how the cash is expected to be used or when the restrictions are expected to lapse. Restricted cash and restricted cash equivalents are comprised of time deposits and money market funds.

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

Product. Product inventories include raw materials, work-in-process and finished goods. Raw materials are primarily unprocessed concentrate at Atlantic Copper’s smelting and refining operations. Work-in-process inventories are primarily copper concentrate at various stages of conversion into anode and cathode at Atlantic Copper’s operations. Atlantic Copper’s in-process inventories are valued at the weighted-average cost of the material fed to the smelting and refining process plus in-process conversion costs. Finished goods for mining operations represent salable products (e.g., copper and molybdenum concentrate, copper anode, copper cathode, copper rod, copper wire, molybdenum oxide, and high-purity molybdenum chemicals and other metallurgical products). Finished goods are valued based on the weighted-average cost of source material plus applicable conversion costs relating to associated process facilities. Costs of finished goods and work-in-process (i.e., not raw materials) inventories include labor and benefits, supplies, energy, depreciation, depletion, amortization, site overhead costs and other necessary costs associated with the extraction and processing of ore, such as mining, milling, smelting, leaching, SX/EW, refining, roasting and chemical processing. Corporate general and administrative costs are not included in inventory costs.

Property, Plant, Equipment and Mine Development Costs.  Property, plant, equipment and mine development costs are carried at cost. Mineral exploration costs, as well as drilling and other costs incurred for the purpose of converting mineral resources to proven and probable reserves or identifying new mineral resources at development or production stage properties, are charged to expense as incurred. Development costs are capitalized beginning after proven and probable mineral reserves have been established. Development costs include costs incurred resulting from mine pre-production activities undertaken to gain access to proven and probable reserves, including shafts, adits, drifts, ramps, permanent excavations, infrastructure and removal of overburden. For underground mines certain costs related to panel development, such as undercutting and drawpoint development, are also capitalized as mine development costs until production reaches sustained design capacity for the mine. After reaching design capacity, the mine transitions to the production phase and panel development costs are allocated to inventory and then included as a component of cost of goods sold. Additionally, interest expense allocable to the cost of developing mining properties and to constructing new facilities is capitalized until assets are ready for their intended use.

Expenditures for replacements and improvements are capitalized. Costs related to periodic scheduled maintenance (i.e., turnarounds) are charged to expense as incurred. Depreciation for mining and milling life-of-mine assets, infrastructure and other common costs is determined using the unit-of-production (UOP) method based on total estimated recoverable proven and probable copper reserves (for primary copper mines) and proven and probable molybdenum reserves (for primary molybdenum mines). Development costs and acquisition costs for proven and probable mineral reserves that relate to a specific ore body are depreciated using the UOP method based on estimated recoverable proven and probable mineral reserves for the ore body benefited. Depreciation, depletion and amortization using the UOP method is recorded upon extraction of the recoverable copper or molybdenum from the ore body, at which time it is allocated to inventory cost and then included as a component of cost of goods sold. Other assets are depreciated on a straight-line basis over estimated useful lives for the related assets of up to 50 years for buildings and 3 to 50 years for machinery and equipment, and mobile equipment.

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

Deferred Mining Costs.  Stripping costs (i.e., the costs of removing overburden and waste material to access mineral deposits) incurred during the production phase of an open-pit mine are considered variable production costs and are included as a component of inventory produced during the period in which stripping costs are incurred. Major development expenditures, including stripping costs to prepare unique and identifiable areas outside the current mining area for future production that are considered to be pre-production mine development, are capitalized and amortized using the UOP method based on estimated recoverable proven and probable reserves for the ore body benefited. However, where a second or subsequent pit or major expansion is considered to be a continuation of existing mining activities, stripping costs are accounted for as a current production cost and a component of the associated inventory.

Environmental Obligations. Environmental expenditures are charged to expense or capitalized, depending upon their future economic benefits. Accruals for such expenditures are recorded when it is probable that obligations have been incurred and the costs can be reasonably estimated. Environmental obligations attributed to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) or analogous state programs are considered probable when a claim is asserted, or is probable of assertion, and FCX, or any of its subsidiaries, have been associated with the site. Other environmental remediation obligations are considered probable based on specific facts and circumstances. FCX’s estimates of these costs are based on an evaluation of various factors, including currently available facts, existing technology, presently enacted laws and regulations, remediation experience, whether or not FCX is a potentially responsible party (PRP) and the ability of other PRPs to pay their allocated portions. With the exception of those obligations assumed in the acquisition of FMC that were initially recorded at estimated fair values (refer to Note 12 for further discussion), environmental obligations are recorded on an undiscounted basis. Where the available information is sufficient to estimate the amount of the obligation, that estimate has been used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. Possible recoveries of some of these costs from other parties are not recognized in the consolidated financial statements until they become probable. Legal costs associated with environmental remediation (such as fees to third-party legal firms for work relating to determining the extent and type of remedial actions and the allocation of costs among PRPs) are included as part of the estimated obligation.

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

Stock-Based Compensation. Compensation costs for share-based payments to employees are measured at fair value and charged to expense over the requisite service period for awards that are expected to vest. The fair value of stock options is determined using the Black-Scholes-Merton option valuation model. The fair value for stock-settled restricted stock units (RSUs) is based on FCX’s stock price on the date of grant. Shares of common stock are issued at the vesting date for stock-settled RSUs. The fair value of performance share units (PSUs) are determined using FCX’s stock price and a Monte-Carlo simulation model. The fair value for liability-classified awards (i.e., cash-settled RSUs) is remeasured each reporting period using FCX’s stock price. FCX has elected to recognize compensation costs for stock option awards that vest over several years on a straight-line basis over the vesting period, and for RSUs on the graded-vesting method over the vesting period. Refer to Note 10 for further discussion.

Earnings Per Share.  FCX calculates its basic net (loss) income per share of common stock under the two-class method and calculates its diluted net (loss) income per share of common stock using the more dilutive of the two-class method or the treasury-stock method. Basic net (loss) income per share of common stock was computed by dividing net (loss) income attributable to common stockholders (after deducting accumulated dividends and undistributed earnings to participating securities) by the weighted-average shares of common stock outstanding during the year. Diluted net (loss) income per share of common stock was calculated by including the basic weighted-average shares of common stock outstanding adjusted for the effects of all potential dilutive shares of common stock, unless their effect would be anti-dilutive.

Reconciliations of net (loss) income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted net (loss) income per share for the years ended December 31 follow:

	2019		2018		2017
Net (loss) income from continuing operations	$(192)		$2,909		$2,029
Net income from continuing operations attributable to noncontrolling interests	(50)		(292)		(274)
Accumulated dividends and undistributed earnings allocated to participating securities	(3)		(4)		(4)
Net (loss) income from continuing operations attributable to common stockholders	(245)		2,613		1,751

Net income (loss) from discontinued operations	3		(15)		66
Net income from discontinued operations attributable to noncontrolling interests	—		—		(4)
Net income (loss) from discontinued operations attributable to common stockholders	3		(15)		62

Net (loss) income attributable to common stockholders	$(242)		$2,598		$1,813

Basic weighted-average shares of common stock outstanding (millions)	1,451		1,449		1,447
Add shares issuable upon exercise or vesting of dilutive stock options and RSUs (millions)	—	[a]	9	[a]	7
Diluted weighted-average shares of common stock outstanding (millions)	1,451		1,458		1,454

Basic net (loss) income per share attributable to common stockholders:
Continuing operations	$(0.17)		$1.80		$1.21
Discontinued operations	—		(0.01)		0.04
	$(0.17)		$1.79		$1.25

Diluted net (loss) income per share attributable to common stockholders:
Continuing operations	$(0.17)		$1.79		$1.21
Discontinued operations	—		(0.01)		0.04
	$(0.17)		$1.78		$1.25

a.
Excludes approximately 11 million shares of common stock in 2019 and 1 million in 2018 associated with outstanding stock options with exercise prices less than the average market price of FCX’s common stock and RSUs that were anti-dilutive.

Outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the year are excluded from the computation of diluted net (loss) income per share of common stock. Stock options for 42 million shares of common stock in 2019, 37 million shares in 2018 and 41 million shares in 2017 were excluded.

New Accounting Standards. Following is a discussion of new accounting standards.

Income Taxes. In December 2019, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) that simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. FCX adopted this ASU effective December 31, 2019, and the adoption of this ASU did not have a material impact on its consolidated financial statements.

Financial Instruments. In June 2016, FASB issued an ASU that requires entities to estimate all expected credit losses for most financial assets held at the reporting date based on an expected loss model, which requires consideration of historical experience, current conditions, and reasonable and supportable forecasts. This ASU also requires enhanced disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. FCX adopted this ASU effective January 1, 2020, and the adoption of this ASU did not have a material impact on its consolidated financial statements.

Leases. In February 2016, FASB issued an ASU that requires lessees to recognize most leases on the balance sheet. FCX adopted this ASU effective January 1, 2019, and elected the practical expedients allowing it to (i) apply the provisions of the updated lease guidance at the effective date, without adjusting the comparative periods presented and (ii) not reassess lease contracts, lease classification and initial direct costs of leases existing at adoption. FCX also elected an accounting policy to not recognize a lease asset and liability for leases with a term of 12 months or less and a purchase option that is not expected to be exercised. Nearly all of FCX’s leases were considered operating leases under the new ASU. Adoption of this ASU resulted in the recognition of $243 million in lease right-of-use assets and lease liabilities as of January 1, 2019.

Reclassifications. For comparative purposes, certain prior year amounts have been reclassified to conform with the current year presentation. The reclassifications relate to a change in methodology for determining current leach stockpiles (refer to Note 4) and a revision to FCX’s presentation of business segments to include a new reportable segment (refer to Note 16).

NOTE 2. ACQUISITIONS AND DISPOSITIONS
PT-FI Divestment. On December 21, 2018, FCX completed the transaction with the Indonesia government regarding PT-FI’s long-term mining rights and share ownership.

Pursuant to the previously announced divestment agreement and related documents, PT Indonesia Asahan Aluminium (Persero) (PT Inalum), an Indonesia state-owned enterprise, acquired for cash consideration of $3.85 billion all of Rio Tinto plc's (Rio Tinto) interests associated with its joint venture with PT-FI (the former Rio Tinto Joint Venture) and 100 percent of FCX's interests in PT Indonesia Papua Metal Dan Mineral (PTI - formerly known as PT Indocopper Investama), which at the time owned 9.36 percent of PT-FI. Of the $3.85 billion in cash consideration, Rio Tinto received $3.5 billion and FCX received $350 million. In addition, Rio Tinto paid FCX $107 million for its share of the 2018 joint venture cash flows.

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

The divestment agreement provides that FCX will indemnify PT Inalum and PTI from any losses (reduced by receipts) arising from any tax disputes of PT-FI disclosed to PT Inalum in a Jakarta, Indonesia tax court letter limited to PTI’s respective percentage share at the time the loss is finally incurred. Any net obligations arising from any tax settlement would be paid on December 21, 2025. As of December 31, 2019, FCX had accrued $33 million (included in other liabilities in the consolidated balance sheet at December 31, 2019) related to this indemnification.

FCX, PT-FI, PTI and PT Inalum entered into a shareholders agreement (the PT-FI Shareholders Agreement), which includes provisions related to the governance and management of PT-FI. FCX considered the terms of the PT-FI Shareholders Agreement and related governance structure, including whether PT Inalum has substantive participating rights, and concluded that it has retained control and would continue to consolidate PT-FI in its financial statements following the transaction. Among other terms, the governance arrangements under the PT-FI Shareholders Agreement transfers control over the management of PT-FI’s mining operations to an operating committee, which is controlled by FCX. Additionally, as discussed above, the existing PT-FI shareholders will retain the economics of the revenue and cost sharing arrangements under the former Rio Tinto Joint Venture, so that FCX’s economic interest in the project through 2041 will not be significantly affected by the transaction. FCX believes its conclusion to continue to consolidate PT-FI in its financial statements is in accordance with the U.S. Securities and Exchange Commission Regulation S-X, Rule 3A-02 (a), which provides for situations in which consolidation of an entity, notwithstanding the lack of majority ownership, is necessary to present fairly the financial position and results of operations of the registrant, because of the existence of a parent-subsidiary relationship by means other than record ownership of voting stock.

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

Attribution of PT-FI Net Income or Loss. FCX has concluded that the attribution of PT-FI’s net income or loss from December 21, 2018 (the date of the divestment transaction), through December 31, 2022 (the Initial Period), should be based on the economics replacement agreement, as previously discussed. The economics replacement agreement entitles FCX to approximately 81 percent of PT-FI dividends paid during the Initial Period, with the remaining 19 percent paid to the noncontrolling interests. PT-FI’s net loss for 2019 totaled $203 million, of which $165 million was attributed to FCX. PT-FI’s cumulative net loss since December 21, 2018, through December 31, 2019, totaled $339 million, of which $276 million was attributed to FCX.

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

Cobalt Business. In fourth-quarter 2019, FCX completed the sale of its cobalt refinery in Kokkola, Finland, and related cobalt cathode precursor business (consisting of approximately $271 million of assets and $63 million of liabilities at the time of closing) to Umicore for total cash consideration of approximately $200 million, including approximately $50 million of working capital. Under the terms of the agreement, FCX separated its cobalt business, and Umicore acquired the refinery and cathode precursor business. FCX and the current noncontrolling interest partners in Freeport Cobalt will retain the remaining cobalt business, which is a producer of cobalt fine powders, chemicals, catalysts, ceramics and pigments. Lundin Mining Corporation, one of the noncontrolling interest partners, received 30 percent of the proceeds from this transaction. FCX recorded a gain of $59 million in 2019 associated with this transaction.

Timok Transaction. In 2016, FCX sold an interest in the upper zone of the Timok exploration project in Serbia (the 2016 Transaction).

In December 2019, FCX completed the sale of its interest in the lower zone of the Timok exploration project to an affiliate of the purchaser in the 2016 Transaction, for cash consideration of $240 million at closing plus the right to future contingent payments of up to $150 million. These future contingent payments will be based on the future sale of products (as defined in the agreement) from the Timok lower zone. For a period of 12 months after the third anniversary of the initial sale of products from the Timok lower zone, the purchaser can settle, or FCX can demand payment of, such deferred payment obligation, in each case, for a total of $60 million. As these deferred payments are contingent upon future production (the Timok project is still in the exploration phase) and would result in gain recognition, no amounts were recorded upon the closing of the transaction. Subsequent recognition will be based on the gain contingency model, in which the consideration would be recorded in the period in which all contingencies are resolved and the gain is realized. This is expected to be when FCX (i) is provided periodic product sales information by the purchaser or (ii) gives notice to the purchaser or receives notice from the purchaser regarding the settlement of the deferred payments for $60 million. In addition, in lieu of such payment upon achievement of defined development milestones, the purchaser agreed to pay the $107 million contingent consideration provided for in the 2016 Transaction in three installment payments of $45 million by July 31, 2020, $50 million by December 31, 2021, and $12 million by March 31, 2022. As a result of this transaction, FCX recorded a gain of $343 million, consisting of the cash consideration ($240 million) and the aggregate discounted amount of the three installment payments ($103 million).

Oil and Gas Operations. In 2016, FCX sold the majority of its oil and gas assets held by its wholly owned subsidiary, FCX Oil & Gas LLC (FM O&G). In 2019, FM O&G sold certain property interests for cash consideration of $36 million (before closing adjustments), which resulted in the recognition of a gain of $20 million. In 2018, FM O&G disposed of certain property interests that resulted in the recognition of a gain of $27 million, primarily associated with the abandonment obligations that were assumed by the acquirer. In 2017, FM O&G sold certain property interests for cash consideration of $80 million (before closing adjustments), which resulted in the recognition of gains of $49 million.

TF Holdings Limited - Discontinued Operations. In November 2016, FCX completed the sale of its 70 percent interest in TF Holdings Limited (TFHL) to China Molybdenum Co., Ltd. for $2.65 billion in cash (before closing adjustments) and contingent consideration of up to $120 million in cash, consisting of $60 million if the average copper price exceeds $3.50 per pound and $60 million if the average cobalt price exceeds $20 per pound, both during the 24-month period ending December 31, 2019.

The contingent consideration was considered a derivative, and the fair value was adjusted through December 31, 2019. FCX realized and collected in January 2020 contingent consideration of $60 million because the average cobalt price exceeded $20 per pound during the 24-month period ending December 31, 2019 (no amount was realized associated with the copper price), and was included in other current assets in the consolidated balance sheet at December 31, 2019. The fair value of the contingent consideration derivative was $57 million at December 31, 2018 (included in other assets). Gains (losses) resulting from changes in the fair value of the contingent consideration derivative totaling $3 million in 2019, $(17) million in 2018 and $61 million in 2017 were included in net income (loss) from discontinued operations and primarily resulted from fluctuations in cobalt and copper prices.

In accordance with accounting guidance, FCX reported the results from TFHL as discontinued operations in the consolidated statements of operations because the disposal represented a strategic shift that had a major effect on operations. The consolidated statements of comprehensive (loss) income were not impacted by discontinued operations as TFHL did not have any other comprehensive income (loss), and the consolidated statements of cash flows are reported on a combined basis without separately presenting discontinued operations.

Net income (loss) from discontinued operations in the consolidated statements of operations consists of the following:

	Years Ended December 31,
	2019	2018	2017
Income before income taxes and net gain (loss) on disposal	$—	$—	$13	[a]
Net gain (loss) on disposal[b]	3	(15)	57
Net income (loss) before income taxes	3	(15)	70
Provision for income taxes	—	—	(4)
Net income (loss) from discontinued operations	$3	$(15)	$66

a.	In accordance with accounting guidance, reflects the recognition of intercompany sales.

b.	Primarily includes gains (losses) associated with the change in the fair value of contingent consideration.

NOTE 3.  OWNERSHIP IN SUBSIDIARIES AND JOINT VENTURES
Ownership in Subsidiaries.  FMC produces copper and molybdenum, with mines in North America and South America. At December 31, 2019, FMC’s operating mines in North America were Morenci, Bagdad, Safford, Sierrita and Miami located in Arizona; Tyrone and Chino located in New Mexico; and Henderson and Climax located in Colorado. FCX has a 72 percent interest in Morenci (refer to “Joint Ventures – Sumitomo and SMM Morenci, Inc.”) and owns 100 percent of the other North America mines. At December 31, 2019, operating mines in South America were Cerro Verde (53.56 percent owned) located in Peru and El Abra (51 percent owned) located in Chile. At December 31, 2019, FMC’s net assets totaled $14.5 billion and its accumulated deficit totaled $16.0 billion. FCX had no loans outstanding to FMC at December 31, 2019.

FCX’s direct share ownership in PT-FI totaled 81.28 percent through December 21, 2018, and 48.76 percent thereafter. PTI owned 9.36 percent of PT-FI and FCX owned 100 percent of PTI through December 21, 2018. Refer to Note 2 for a discussion of the PT-FI divestment. Refer to “Joint Ventures - Former Rio Tinto Joint Venture” for discussion of PT-FI’s unincorporated joint venture. At December 31, 2019, PT-FI’s net assets totaled $10.4 billion and its retained earnings totaled $6.4 billion. FCX had $973 million in intercompany loans to PT-FI outstanding at December 31, 2019.

FCX owns 100 percent of the outstanding Atlantic Copper common stock. At December 31, 2019, Atlantic Copper’s net assets totaled $38 million and its accumulated deficit totaled $411 million. FCX had $324 million in intercompany loans to Atlantic Copper outstanding at December 31, 2019.

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

Sumitomo and SMM Morenci, Inc. FMC owns a 72 percent undivided interest in Morenci via an unincorporated joint venture. The remaining 28 percent is owned by Sumitomo (15 percent) and SMM Morenci, Inc. (13 percent). Each partner takes in kind its share of Morenci’s production. FMC purchased 147 million pounds of Morenci’s copper cathode from Sumitomo and SMM Morenci, Inc. at market prices for $397 million during 2019. FMC had receivables from Sumitomo and SMM Morenci, Inc. totaling $19 million at December 31, 2019, and $13 million at December 31, 2018.

NOTE 4.  INVENTORIES, INCLUDING LONG-TERM MILL AND LEACH STOCKPILES
The components of inventories follow:

	December 31,
	2019	2018
Current inventories:
Total materials and supplies, net[a]	$1,649	$1,528

Mill stockpiles	$220	$282
Leach stockpiles	923	915	[b]
Total current mill and leach stockpiles	$1,143	$1,197	[b]

Raw materials (primarily concentrate)	$318	$260
Work-in-process	124	192
Finished goods	839	1,326
Total product	$1,281	$1,778

Long-term inventories:
Mill stockpiles	$181	$265
Leach stockpiles	1,244	1,305	[b]
Total long-term mill and leach stockpiles[c]	$1,425	$1,570	[b]

a.	Materials and supplies inventory was net of obsolescence reserves totaling $24 million at December 31, 2019 and 2018.

b.
In fourth-quarter 2019, FCX changed its method of estimating the current portion of its leach stockpiles and revised its December 31, 2018, balances to conform with the new methodology resulting in a $256 million decrease in the current balance and a corresponding increase in the long-term balance.

c.	Estimated metals in stockpiles not expected to be recovered within the next 12 months.

FCX recorded charges to adjust metals inventory carrying values to NRV totaling $179 million in 2019, associated with molybdenum inventories ($84 million), cobalt inventories ($58 million) and copper inventories ($37 million), primarily because of lower market prices; $4 million in 2018; and $8 million in 2017. Refer to Note 16 for metals inventory adjustments by business segment.

NOTE 5.  PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT COSTS, NET
The components of net property, plant, equipment and mine development costs follow:

	December 31,
	2019	2018
Proven and probable mineral reserves	$7,087	$7,089
VBPP	465	477
Mine development and other	8,180	8,195
Buildings and infrastructure	8,435	8,051
Machinery and equipment	13,312	12,985
Mobile equipment	4,320	4,010
Construction in progress	4,265	3,006
Oil and gas properties	27,293	27,292
Total	73,357	71,105
Accumulated depreciation, depletion, and amortization[a]	(43,773)	(43,095)
Property, plant, equipment and mine development costs, net	$29,584	$28,010

a.	Includes accumulated amortization for oil and gas properties of $27.3 billion at December 31, 2019 and 2018.

FCX recorded $1.7 billion for VBPP in connection with the FMC acquisition in 2007 (excluding $544 million associated with mining operations that were subsequently sold) and transferred $811 million to proven and probable mineral reserves through 2019 (none in 2019 and $59 million in 2018). Cumulative impairments of and adjustments to VBPP total $497 million, which were primarily recorded in 2008.

Capitalized interest, which primarily related to FCX’s mining operations’ capital projects, totaled $149 million in 2019, $96 million in 2018 and $121 million in 2017.

During 2018 and 2019, FCX concluded there were no events or changes in circumstances that would indicate that the carrying amount of its long-lived mining assets might not be recoverable.

NOTE 6.  OTHER ASSETS
The components of other assets follow:

	December 31,
	2019	2018
Disputed tax assessments:[a]
PT-FI	$178	$493
Cerro Verde	187	183
Long-term receivable for taxes[b]	290	260
Intangible assets[c]	402	398
Investments:
Assurance bond[d]	157	126
PT Smelting[e]	80	125
Fixed income, equity securities and other	66	65
Legally restricted funds[f]	196	181
Contingent consideration associated with sales of assets[g]	115	189
Timok transaction receivable (refer to Note 2)	58	—
Long-term employee receivables	22	20
Other	134	132
Total other assets	$1,885	$2,172

a.	Refer to Note 12 for further discussion.

b.	Includes tax overpayments and refunds not expected to be realized within the next 12 months (primarily associated with U.S. tax reform, refer to Note 11).

c.
Indefinite-lived intangible assets totaled $215 million at December 31, 2019 and 2018. Accumulated amortization of definite-lived intangible assets totaled $54 million at December 31, 2019, and $51 million at December 31, 2018.

d.	Relates to PT-FI’s commitment for the development of a new smelter in Indonesia (refer to Note 13 for further discussion).

e.
PT-FI’s 25 percent ownership in PT Smelting (smelter and refinery in Gresik, Indonesia) is recorded using the equity method. Amounts were reduced by unrecognized profits on sales from PT-FI to PT Smelting totaling $29 million at December 31, 2019, and $11 million at December 31, 2018. Trade accounts receivable from PT Smelting totaled $261 million at December 31, 2019, and $176 million at December 31, 2018.

f.	Includes $196 million at December 31, 2019, and $180 million at December 31, 2018, held in trusts for AROs related to properties in New Mexico (refer to Note 12 for further discussion).

g.	Refer to Note 15 for further discussion.

NOTE 7.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The components of accounts payable and accrued liabilities follow:

	December 31,
	2019	2018
Accounts payable	$1,654	$1,661
Salaries, wages and other compensation	249	273
Accrued interest[a]	178	183
PT-FI contingencies[b]	115	162
Legal matters	88	16
Accrued taxes, other than income taxes	79	109
Pension, postretirement, postemployment and other employee benefits[c]	69	78
Leases[d]	44	—
Other	100	143
Total accounts payable and accrued liabilities	$2,576	$2,625

a.	Third-party interest paid, net of capitalized interest, was $591 million in 2019, $500 million in 2018 and $565 million in 2017.

b.	Refer to Note 12 for further discussion.

c.	Refer to Note 9 for long-term portion.

d.	Refer to Note 13 for further discussion.

NOTE 8.  DEBT
FCX’s debt at December 31, 2019, included additions of $11 million ($58 million at December 31, 2018) for unamortized fair value adjustments, and is net of reductions of $66 million ($69 million at December 31, 2018) for unamortized net discounts and unamortized debt issuance costs. The components of debt follow:

	December 31,
	2019	2018
Revolving credit facility	$—	$—
Cerro Verde credit facility	826	1,023
Senior notes and debentures:
Issued by FCX:
3.100% Senior Notes due 2020	—	999
4.00% Senior Notes due 2021	194	597
3.55% Senior Notes due 2022	1,876	1,886
6.875% Senior Notes due 2023	—	768
3.875% Senior Notes due 2023	1,917	1,915
4.55% Senior Notes due 2024	846	845
5.00% Senior Notes due 2027	592	—
5.25% Senior Notes due 2029	592	—
5.40% Senior Notes due 2034	741	741
5.450% Senior Notes due 2043	1,844	1,843
Issued by FMC:
7 1/8% Debentures due 2027	115	115
9½% Senior Notes due 2031	125	126
6 1/8% Senior Notes due 2034	117	117
Other	41	166
Total debt	9,826	11,141
Less current portion of debt	(5)	(17)
Long-term debt	$9,821	$11,124

Revolving Credit Facility. At December 31, 2019, FCX had no borrowings outstanding and $13 million in letters of credit issued under its revolving credit facility, resulting in availability of approximately $3.5 billion, of which approximately $1.5 billion could be used for additional letters of credit. For PT-FI, $500 million of the revolving credit facility is available.

In May 2019, FCX, PT-FI and Freeport-McMoRan Oil & Gas LLC (FM O&G LLC) amended the $3.5 billion, five-year, unsecured revolving credit facility to extend $3.26 billion of the facility by one year to April 20, 2024, with the remaining $240 million maturing on April 20, 2023. In November 2019, the revolving credit facility was amended to allow flexibility during ongoing transition to underground mining at Grasberg. The November 2019 amendment modified (i) the total leverage ratio from 3.75x to 5.25x through June 30, 2021 and (ii) the calculation of the total debt component used to determine the total leverage ratio by adjusting the amount of unrestricted cash that may be applied to reduce the amount of total debt from $2.5 billion to $1.25 billion through June 30, 2021.

Interest on loans made under the new revolving credit facility is, at the option of FCX, determined based on the adjusted London Interbank Offered rate (LIBOR) or the alternate base rate (each as defined in the revolving credit facility) plus a spread to be determined by reference to FCX’s credit ratings.

Cerro Verde Credit Facility. In March 2014, Cerro Verde entered into a five-year, $1.8 billion senior unsecured credit facility that is nonrecourse to FCX and the other shareholders of Cerro Verde. In June 2017, Cerro Verde’s credit facility was amended (balance outstanding at the time of amendment was $1.275 billion) to increase the commitment by $225 million to $1.5 billion, to modify the amortization schedule and to extend the maturity date to June 19, 2022. The amended credit facility amortizes in four installments, with $225 million due on December 31, 2020 (which was fully prepaid during 2018), $225 million due on June 30, 2021 (which was fully prepaid during 2018), $525 million due on December 31, 2021 (of which $200 million was prepaid during 2019 and $20 million was prepaid during 2018), and the remaining balance due on the maturity date of June 19, 2022. All other terms, including the interest rates, remain the same. Interest under the term loan is based on LIBOR plus a spread based on Cerro Verde’s total net debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio as defined in the agreement. The interest rate on Cerro Verde’s credit facility was 3.70 percent at December 31, 2019.

Cerro Verde Shareholder Loans. In December 2014, Cerro Verde entered into loan agreements with three of its shareholders for borrowings up to $800 million. No amounts were outstanding at December 31, 2019 and 2018, and availability under these agreements totals $200 million at December 31, 2019.

Senior Notes issued by FCX. In August 2019, FCX sold $600 million of 5.00% Senior Notes due 2027 and $600 million of 5.25% Senior Notes due 2029 for total net proceeds of $1.187 billion. Interest on these senior notes is payable semiannually on March 1 and September 1 of each year. FCX used the net proceeds from this offering to fund the make-whole redemption of all of its outstanding 6.875% Senior Notes due 2023, and the concurrent tender offers to purchase a portion of its 4.00% Senior Notes due 2021 and its 3.55% Senior Notes due 2022, and the payment of accrued and unpaid interest, premiums, fees and expenses in connection with these transactions.

The 4.00% Senior Notes due 2021 are redeemable in whole or in part, at the option of FCX, at a make-whole redemption price. The 5.00% Senior Notes due 2027 are redeemable in whole or in part, at the option of FCX, at a make-whole redemption price prior to September 1, 2022, and at specified redemption prices thereafter. The 5.25% Senior Notes due 2029 are redeemable in whole or in part, at the option of FCX, at a make-whole redemption price prior to September 1, 2024, and at specified redemption prices thereafter. The senior notes listed below are redeemable in whole or in part, at the option of FCX, at a make-whole redemption price prior to the dates stated below, and beginning on the dates stated below at 100 percent of principal.

Debt Instrument	Date
3.55% Senior Notes due 2022	December 1, 2021
3.875% Senior Notes due 2023	December 15, 2022
4.55% Senior Notes due 2024	August 14, 2024
5.40% Senior Notes due 2034	May 14, 2034
5.450% Senior Notes due 2043	September 15, 2042

These senior notes rank equally with FCX’s other existing and future unsecured and unsubordinated indebtedness.

Early Extinguishment of Debt. During 2019, 2018 and 2017, FCX redeemed in full or purchased a portion of the following senior notes.

	Principal Amount	Net Adjustments	Book Value	Redemption/Tender Value	Loss/(Gain)
Year Ended December 31, 2019
FCX 3.100% Senior Notes due 2020	$1,000	$(2)	$998	$1,003	$5
FCX 6.875% Senior Notes due 2023	728	34	762	768	6
FCX 4.00% Senior Notes due 2021	405	(2)	403	418	15
FCX 3.55% Senior Notes due 2022	12	—	12	12	—
Total	$2,145	$30	$2,175	$2,201	$26

Year Ended December 31, 2018
FCX 6.75% Senior Notes due 2022	$404	$22	$426	$418	$(8)
FM O&G LLC 6 7/8% Senior Notes due 2023	50	4	54	52	(2)
Total	$454	$26	$480	$470	$(10)

Year Ended December 31, 2017
FCX 2.375% Senior Notes due 2018	$74	$—	$74	$74	$—
FCX 6.125% Senior Notes due 2019	179	5	184	182	(2)
FM O&G LLC 6.125% Senior Notes due 2019	58	2	60	59	(1)
FCX 6½% Senior Notes due 2020	552	23	575	562	(13)
FM O&G LLC 6½% Senior Notes due 2020	65	3	68	66	(2)
FCX 6.625% Senior Notes due 2021	228	12	240	234	(6)
FM O&G LLC 6.625% Senior Notes due 2021	33	2	35	34	(1)
FM O&G LLC 6.750% Senior Notes due 2022	45	2	47	46	(1)
Total	$1,234	$49	$1,283	$1,257	$(26)

In addition, FCX recorded net losses of $1 million in 2019, $3 million in 2018 and $5 million in 2017, primarily associated with Cerro Verde’s prepayments on its credit facility and the modification of Cerro Verde’s credit facility in 2017.

Guarantees. Refer to Note 17 for a discussion of FCX’s senior notes guaranteed by FM O&G LLC.

Restrictive Covenants. FCX’s revolving credit facility contains customary affirmative covenants and representations, and also contains a number of negative covenants that, among other things, restrict, subject to certain exceptions, the ability of FCX’s subsidiaries that are not borrowers or guarantors to incur additional indebtedness (including guarantee obligations) and FCX’s or its subsidiaries’ abilities to: create liens on assets; enter into sale and leaseback transactions; engage in mergers, liquidations and dissolutions; and sell assets. FCX’s revolving credit facility also contains financial ratios governing maximum total leverage and minimum interest expense coverage. FCX’s leverage ratio (ratio of total debt to consolidated EBITDA, as defined in the credit agreement) cannot exceed 5.25x during the quarterly periods ending December 31, 2019, through and including June 30, 2021, and cannot exceed 3.75x for the quarterly periods ending on or after September 30, 2021, and the minimum interest expense coverage ratio (ratio of consolidated EBITDA to consolidated cash interest expense, as defined in the credit agreement) is 2.25x. FCX’s senior notes contain limitations on liens. At December 31, 2019, FCX was in compliance with all of its covenants.

Maturities.  Maturities of debt instruments based on the principal amounts and terms outstanding at December 31, 2019, total $12 million in 2020, $507 million in 2021, $2.4 billion in 2022, $1.9 billion in 2023, $850 million in 2024 and $4.2 billion thereafter.

NOTE 9.  OTHER LIABILITIES, INCLUDING EMPLOYEE BENEFITS
The components of other liabilities follow:

	December 31,
	2019	2018
Pension, postretirement, postemployment and other employment benefits[a]	$1,318	$1,174
Cerro Verde royalty dispute	502	631
Provision for tax positions	255	230
Leases[b]	204	—
Other	212	195
Total other liabilities	$2,491	$2,230

a.	Refer to Note 7 for current portion.

b.	Refer to Note 13 for further discussion.
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

FCX’s policy for determining asset-mix targets for the FMC plan assets held in a master trust (Master Trust) includes the periodic development of asset allocation studies and review of the liabilities to determine expected long-term rates of return and expected risk for various investment portfolios. FCX’s retirement plan administration and investment committee considers these studies in the formal establishment of asset-mix targets defined in the investment policy. FCX’s investment objective emphasizes diversification through both the allocation of the Master Trust assets among various asset classes and the selection of investment managers whose various styles are fundamentally complementary to one another and serve to achieve satisfactory rates of return. Diversification, by asset class and by investment manager, is FCX’s principal means of reducing volatility and exercising prudent investment judgment. FCX’s present target asset allocation approximates 42 percent equity investments (primarily global equities), 50 percent fixed income (primarily long-term treasury STRIPS or “separate trading or registered interest and principal securities”; long-term U.S. treasury/agency bonds; global fixed income securities; long-term, high-credit quality corporate bonds; high-yield and emerging markets fixed income securities; and fixed income debt securities) and 8 percent alternative investments (private real estate, real estate investment trusts and private equity).

The expected rate of return on plan assets is evaluated at least annually, taking into consideration asset allocation, historical and expected future performance on the types of assets held in the Master Trust, and the current economic environment. Based on these factors, FCX expects the pension assets will earn an average of 6.25 percent per annum beginning January 1, 2020, which was based on the target asset allocation and long-term capital market return expectations.

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

PT-FI Plan. PT-FI has a defined benefit pension plan denominated in Indonesia rupiah covering substantially all of its Indonesia national employees. PT-FI funds the plan and invests the assets in accordance with Indonesia pension guidelines. The pension obligation was valued at an exchange rate of 13,832 rupiah to one U.S. dollar on December 31, 2019, and 14,409 rupiah to one U.S. dollar on December 31, 2018. Indonesia labor laws require that companies provide a minimum level of benefits to employees upon employment termination based on the reason for termination and the employee’s years of service. PT-FI’s pension benefit obligation includes benefits determined in accordance with this law. PT-FI’s expected rate of return on plan assets is evaluated at least annually, taking into consideration its long-range estimated return for the plan based on the asset mix. Based on these factors, PT-FI expects its pension assets will earn an average of 7.75 percent per annum beginning January 1, 2020. The discount rate assumption for PT-FI’s plan is based on the Mercer Indonesia zero coupon bond yield curve derived from the Indonesia Government Security Yield Curve. Changes in the discount rate are reflected in PT-FI’s benefit obligation and, therefore, in future pension costs.

Plan Information. FCX uses a measurement date of December 31 for its plans. Information for those plans where the projected benefit obligations and the accumulated benefit obligations exceed the fair value of plan assets follows:

	December 31,
	2019	2018
Projected benefit obligation	$2,522	$2,177
Accumulated benefit obligation	2,361	2,048
Fair value of plan assets	1,615	1,373

Information on the FCX (FMC and SERP plans) and PT-FI plans as of December 31 follows:

	FCX		PT-FI
	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$2,230	$2,343	$220	$240
Service cost	42	44	12	13
Interest cost	95	84	17	14
Actuarial losses (gains)	328	(124)	(27)	(19)
Plan amendments	—	4	—	—
Foreign exchange losses (gains)	1	(1)	8	(15)
Benefits and administrative expenses paid	(120)	(120)	(13)	(13)
Benefit obligation at end of year	2,576	2,230	217	220

Change in plan assets:
Fair value of plan assets at beginning of year	1,433	1,588	238	269
Actual return on plan assets	289	(104)	19	(5)
Employer contributions[a]	74	70	—	4
Foreign exchange gains (losses)	1	(1)	10	(17)
Benefits and administrative expenses paid	(120)	(120)	(13)	(13)
Fair value of plan assets at end of year	1,677	1,433	254	238
Funded status	$(899)	$(797)	$37	$18

Accumulated benefit obligation	$2,414	$2,101	$175	$181

Weighted-average assumptions used to determine benefit obligations:
Discount rate	3.40%	4.40%	7.25%	8.25%
Rate of compensation increase	3.25%	3.25%	4.00%	4.00%

Balance sheet classification of funded status:
Other assets	$8	$7	$37	$18
Accounts payable and accrued liabilities	(4)	(4)	—	—
Other liabilities	(903)	(800)	—	—
Total	$(899)	$(797)	$37	$18

a.
Employer contributions for 2020 are expected to approximate $132 million for the FCX plans and $2 million for the PT-FI plan (based on a December 31, 2019, exchange rate of 13,832 Indonesia rupiah to one U.S. dollar).

During 2019, the actuarial loss of $328 million for the FCX pension plans primarily resulted from the decrease in the discount rate from 4.40 percent to 3.40 percent. During 2018, the actuarial gain of $124 million for the FCX pension plans primarily resulted from the increase in the discount rate from 3.70 percent to 4.40 percent ($205 million), partially offset by new census data incorporated into the valuations ($33 million) and updated demographic assumptions ($49 million) mainly resulting from mortality updates.

During 2019, the actuarial gain of $27 million for the PT-FI pension plan primarily resulted from a change in estimated plan administration costs, partially offset by a decrease in the discount rate from 8.25 percent to 7.25 percent. During 2018, the actuarial gain of $19 million for the PT-FI pension plan primarily resulted from the increase in the discount rate from 6.75 percent to 8.25 percent and demographic experience gains.

The weighted-average assumptions used to determine net periodic benefit cost and the components of net periodic benefit cost for FCX’s pension plans for the years ended December 31 follow:

	2019	2018	2017
Weighted-average assumptions:[a]
Discount rate	4.40%	3.70%	4.40%
Expected return on plan assets	6.50%	6.50%	7.00%
Rate of compensation increase	3.25%	3.25%	3.25%

Service cost	$42	$44	$44
Interest cost	95	84	91
Expected return on plan assets	(90)	(101)	(93)
Amortization of net actuarial losses	48	49	49
Net periodic benefit cost	$95	$76	$91

a.	The assumptions shown relate only to the FMC plans.

The weighted-average assumptions used to determine net periodic benefit cost and the components of net periodic benefit cost for PT-FI’s pension plan for the years ended December 31 follow:

	2019	2018	2017
Weighted-average assumptions:
Discount rate	8.25%	6.75%	8.25%
Expected return on plan assets	8.25%	6.75%	7.75%
Rate of compensation increase	4.00%	4.00%	8.00%

Service cost	$12	$13	$20
Interest cost	17	14	23
Expected return on plan assets	(17)	(19)	(21)
Amortization of prior service cost	1	2	2
Amortization of net actuarial gains	(1)	(1)	—
Curtailment loss	—	—	4
Net periodic benefit cost	$12	$9	$28

The service cost component of net periodic benefit cost is included in operating income, and the other components are included in other (expense) income, net in the consolidated statements of operations.

Included in accumulated other comprehensive loss are the following amounts that have not been recognized in net periodic pension cost as of December 31:

	2019		2018
	Before Taxes	After Taxes and Noncontrolling Interests	Before Taxes	After Taxes and Noncontrolling Interests
Net actuarial losses	$710	$604	$659	$539
Prior service costs	11	6	13	8
	$721	$610	$672	$547

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

A summary of the fair value for pension plan assets, including those measured at net asset value (NAV) as a practical expedient, associated with the FCX plans follows:

	Fair Value at December 31, 2019
	Total	NAV	Level 1	Level 2	Level 3
Commingled/collective funds:
Global equity	$425	$425	$—	$—	$—
Fixed income securities	239	239	—	—	—
U.S. small-cap equity	67	67	—	—	—
Real estate property	58	58	—	—	—
International small-cap equity	55	55	—	—	—
U.S. real estate securities	53	53	—	—	—
Short-term investments	16	16	—	—	—
Fixed income:
Government bonds	279	—	—	279	—
Corporate bonds	256	—	—	256	—
Global large-cap equity securities	107	—	107	—	—
Private equity investments	11	11	—	—	—
Other investments	64	—	14	50	—
Total investments	1,630	$924	$121	$585	$—

Cash and receivables	86
Payables	(39)
Total pension plan net assets	$1,677

	Fair Value at December 31, 2018
	Total	NAV	Level 1	Level 2	Level 3
Commingled/collective funds:
Global equity	$291	$291	$—	$—	$—
Fixed income securities	144	144	—	—	—
Global fixed income securities	108	108	—	—	—
Emerging markets equity	71	71	—	—	—
Real estate property	55	55	—	—	—
U.S. small-cap equity	54	54	—	—	—
International small-cap equity	47	47	—	—	—
U.S. real estate securities	41	41	—	—	—
Short-term investments	15	15	—	—	—
Fixed income:
Government bonds	224	—	—	224	—
Corporate bonds	211	—	—	211	—
Global large-cap equity securities	94	—	94	—	—
Private equity investments	15	15	—	—	—
Other investments	61	—	16	45	—
Total investments	1,431	$841	$110	$480	$—

Cash and receivables	32
Payables	(30)
Total pension plan net assets	$1,433

Following is a description of the pension plan asset categories and the valuation techniques used to measure fair value. There have been no changes to the techniques used to measure fair value.

Commingled/collective funds are managed by several fund managers and are valued at the NAV per unit of the fund. For most of these funds, the majority of the underlying assets are actively traded securities. These funds (except the real estate property fund) require up to a 15-calendar-day notice for redemptions. The real estate property fund is valued at NAV using information from independent appraisal firms, who have knowledge and expertise about the current market values of real property in the same vicinity as the investments. Redemptions of the real estate property fund are allowed once per quarter, subject to available cash.

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

A summary of the fair value hierarchy for pension plan assets associated with the PT-FI plan follows:

	Fair Value at December 31, 2019
	Total	Level 1	Level 2	Level 3
Government bonds	$93	$93	$—	$—
Common stocks	80	80	—	—
Mutual funds	17	17	—	—
Total investments	190	$190	$—	$—

Cash and receivables[a]	65
Payables	(1)
Total pension plan net assets	$254

	Fair Value at December 31, 2018
	Total	Level 1	Level 2	Level 3
Government bonds	$72	$72	$—	$—
Common stocks	72	72	—	—
Mutual funds	20	20	—	—
Total investments	164	$164	$—	$—

Cash and receivables[a]	75
Payables	(1)
Total pension plan net assets	$238

a.	Cash consists primarily of short-term time deposits.

Following is a description of the valuation techniques used for pension plan assets measured at fair value associated with the PT-FI plan. There have been no changes to the techniques used to measure fair value.

Government bonds, common stocks and mutual funds are valued at the closing price reported on the active market on which the individual securities are traded and, as such, are classified within Level 1 of the fair value hierarchy.

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

The expected benefit payments for FCX’s and PT-FI’s pension plans follow:

	FCX	PT-FIa
2020	$120	$12
2021	166	19
2022	127	22
2023	129	30
2024	131	32
2025 through 2029	679	155

a.	Based on a December 31, 2019, exchange rate of 13,832 Indonesia rupiah to one U.S. dollar.

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

The benefit obligation (funded status) for the postretirement medical and life insurance benefit plans consisted of a current portion of $13 million (included in accounts payable and accrued liabilities) and a long-term portion of $112 million (included in other liabilities) at December 31, 2019, and a current portion of $13 million and a long-term portion of $115 million at December 31, 2018. The discount rate used to determine the benefit obligation for these plans, which was determined on the same basis as FCX’s pension plans, was 3.00 percent at December 31, 2019, and 4.20 percent at December 31, 2018. Expected benefit payments for these plans total $13 million for 2020, $12 million for 2021, $11 million for 2022, $11 million for 2023, $10 million for 2024 and $42 million for 2025 through 2029.

The net periodic benefit cost charged to operations for FCX’s postretirement benefits (primarily for interest costs) totaled $4 million in 2019 and $5 million in each of 2018 and 2017. The discount rate used to determine net periodic benefit cost and the components of net periodic benefit cost for FCX’s postretirement benefits was 4.20 percent in 2019, 3.50 percent in 2018 and 3.80 percent in 2017. The medical-care trend rates assumed the first year trend rate was 7.75 percent at December 31, 2019, which declines over the next 15 years with an ultimate trend rate of 4.25 percent.

FCX has a number of postemployment plans covering severance, long-term disability income, continuation of health and life insurance coverage for disabled employees or other welfare benefits. The accumulated postemployment benefit obligation consisted of a current portion of $7 million (included in accounts payable and accrued liabilities) and a long-term portion of $44 million (included in other liabilities) at December 31, 2019, and a current portion of $6 million and a long-term portion of $39 million at December 31, 2018.

FCX also sponsors savings plans for the majority of its U.S. employees. The plans allow employees to contribute a portion of their pre-tax income in accordance with specified guidelines. These savings plans are principally qualified 401(k) plans for all U.S. salaried and non-bargained hourly employees. In these plans, participants exercise control and direct the investment of their contributions and account balances among various investment options. FCX contributes to these plans at varying rates and matches a percentage of employee pre-tax deferral contributions up to certain limits, which vary by plan. For employees whose eligible compensation exceeds certain levels, FCX provides an unfunded defined contribution plan, which had a liability balance of $46 million at December 31, 2019, and $45 million at December 31, 2018, all of which was included in other liabilities.

The costs charged to operations for employee savings plans totaled $85 million in 2019, $75 million in 2018 and $65 million in 2017. FCX has other employee benefit plans, certain of which are related to FCX’s financial results, which are recognized in operating costs.

Restructuring Charges. As a result of the first-quarter 2017 regulatory restrictions and uncertainties regarding long-term investment stability, PT-FI took actions to adjust its cost structure, reduce its workforce and slow investments in its underground development projects and new smelter. These actions included workforce reductions through furlough and voluntary retirement programs. Following the furlough and voluntary retirement programs, a significant number of employees and contractors elected to participate in an illegal strike action beginning in May 2017, and were subsequently deemed to have voluntarily resigned under the existing Indonesia laws and regulations. As a result, PT-FI recorded charges in 2017 to production costs of $120 million, and selling, general and administrative costs of $5 million for employee severance and related costs, and a pension curtailment loss of $4 million in production costs.

NOTE 10.  STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
FCX’s authorized shares of capital stock total 3.05 billion shares, consisting of 3.0 billion shares of common stock and 50 million shares of preferred stock.

Common Stock.  In February 2018, FCX’s Board of Directors (the Board) reinstated a cash dividend on FCX’s common stock at an annual rate of $0.20 per share. On December 18, 2019, FCX declared a quarterly cash dividend of $0.05 per share, which was paid on February 3, 2020, to common stockholders of record as of January 15, 2020. The declaration of dividends is at the discretion of the Board and will depend on FCX’s financial results, cash requirements, future prospects and other factors deemed relevant by the Board.

Accumulated Other Comprehensive Loss. A summary of changes in the balances of each component of accumulated other comprehensive loss, net of tax, follows:

	Defined Benefit Plans	Unrealized Losses on Securities	Translation Adjustment	Total
Balance at January 1, 2017	$(554)	$(4)	$10	$(548)
Amounts arising during the period[a,b]	7	1	—	8
Amounts reclassified[c]	53	—	—	53
Balance at December 31, 2017	(494)	(3)	10	(487)
Adoption of accounting standard for reclassification of income taxes	(79)	—	—	(79)
Amounts arising during the period[a,b]	(84)	—	—	(84)
Amounts reclassified[c]	48	3	—	51
Sale of interest in PT-FI (refer to Note 2)	(6)	—	—	(6)
Balance at December 31, 2018	(615)	—	10	(605)
Amounts arising during the period[a,b]	(118)	—	—	(118)
Amounts reclassified[c]	47	—	—	47
Balance at December 31, 2019	$(686)	$—	$10	$(676)

a.	Includes net actuarial gains (losses), net of noncontrolling interest, totaling $52 million for 2017, $(87) million for 2018 and $(111) million for 2019.

b.	Includes tax provision (benefit) totaling $45 million for 2017, $4 million for 2018 and $(8) million for 2019.

c.	Includes amortization primarily related to actuarial losses, net of taxes of $5 million for 2017, and none for 2018 and 2019.

Stock Award Plans.  FCX currently has awards outstanding under various stock-based compensation plans. The stockholder-approved 2016 Stock Incentive Plan (the 2016 Plan) provides for the issuance of stock options, stock appreciation rights (SARs), restricted stock, RSUs, PSUs and other stock-based awards for up to 72 million common shares. As of December 31, 2019, 46.9 million shares were available for grant under the 2016 Plan, and no shares were available under other plans.

Stock-Based Compensation Cost. Compensation cost charged against earnings for stock-based awards for the years ended December 31 follows:

	2019	2018	2017
Selling, general and administrative expenses	$48	$62	$55
Production and delivery	15	12	16
Total stock-based compensation	63	74	71
Tax benefit and noncontrolling interests’ share[a]	(4)	(4)	(4)
Impact on net (loss) income	$59	$70	$67

a. Charges in the U.S. are not expected to generate a future tax benefit.

Stock Options. Stock options granted under the plans generally expire 10 years after the date of grant. Stock options granted prior to 2018 generally vest in 25 percent annual increments; beginning in 2018, awards granted vest in 33 percent annual increments beginning one year from the date of grant. The award agreements provide that participants will receive the following year’s vesting upon retirement. Therefore, on the date of grant, FCX accelerates one year of amortization for retirement-eligible employees. Stock options provide for accelerated vesting only upon certain qualifying terminations of employment within one year following a change of control.

A summary of stock options outstanding as of December 31, 2019, and activity during the year ended December 31, 2019, follows:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at January 1	46,806,364	$27.40
Granted	6,425,500	11.88
Exercised	(391,075)	4.72
Expired/Forfeited	(4,528,736)	20.55
Balance at December 31	48,312,053	26.16	4.4	$60

Vested and exercisable at December 31	39,981,705	28.86	3.5	$51

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

Information related to stock options during the years ended December 31 follows:

	2019	2018	2017
Weighted-average assumptions used to value stock option awards:
Expected volatility	47.8%	46.1%	51.4%
Expected life of options (in years)	6.10	5.92	5.70
Expected dividend rate	1.8%	1.2%	—
Risk-free interest rate	2.5%	2.6%	2.0%
Weighted-average grant-date fair value (per option)	$4.87	$7.84	$7.61
Intrinsic value of options exercised	$3	$7	$5
Fair value of options vested	$26	$24	$25

As of December 31, 2019, FCX had $23 million of total unrecognized compensation cost related to unvested stock options expected to be recognized over a weighted-average period of approximately 1.6 years.

Stock-Settled PSUs and RSUs. Beginning in 2014, FCX’s executive officers received annual grants of PSUs that vest after three years. For the PSUs granted in 2017, the total grant date target shares related to the PSU grants were 0.6 million, of which the executive officers will earn (i) between 0 percent and 175 percent of the target shares based on achievement of financial and operating metrics and (ii) +/- 25 percent of the target shares based on FCX’s total shareholder return compared to the total shareholder return of a peer group. For the PSUs granted in 2018 and 2019, the total grant date target shares related to the PSU grants were 0.5 million for 2018 and 0.7 million for 2019, of which the executive officers will earn (i) between 0 percent and 200 percent of the target shares based on achievement of financial metrics and (ii) +/- 25 percent of the target shares based on FCX’s total shareholder return compared to the total shareholder return of a peer group.

All of FCX’s executive officers are retirement eligible, and their PSU awards are therefore non-forfeitable. As such, FCX charges the estimated fair value of the PSU awards to expense at the time the financial and operational, if applicable, metrics are established.

FCX grants RSUs that vest over a period of three years or at the end of three years to certain employees. Some award agreements allow for participants to receive the following year’s vesting upon retirement. Therefore, on the date of grant of these RSU awards, FCX accelerates one year of amortization for retirement-eligible employees. FCX also grants RSUs to its directors, which vest on the first anniversary of the date of grant. The fair value of the RSUs is amortized over the vesting period or the period until the director becomes retirement eligible, whichever is shorter. Upon a director’s retirement, all of their unvested RSUs immediately vest. For retirement-eligible directors, the fair value of RSUs is recognized in earnings on the date of grant.

The award agreements provide for accelerated vesting of all RSUs held by directors if there is a change of control (as defined in the award agreements) and for accelerated vesting of all RSUs held by employees if they experience a qualifying termination within one year following a change of control.

Dividends attributable to RSUs and PSUs accrue and are paid if the award vests. A summary of outstanding stock-settled RSUs and PSUs as of December 31, 2019, and activity during the year ended December 31, 2019, follows:

	Number of Awards	Weighted-Average Grant-Date Fair Value Per Award	Aggregate Intrinsic Value
Balance at January 1	5,804,637	$19.97
Granted	2,135,224	11.13
Vested	(2,191,743)	14.99
Forfeited	(157,433)	17.58
Balance at December 31	5,590,685	18.61	$73

The total fair value of stock-settled RSUs and PSUs granted was $24 million during 2019, $41 million during 2018 and $32 million during 2017. The total intrinsic value of stock-settled RSUs vested was $26 million during 2019, $14 million during 2018 and $45 million during 2017. As of December 31, 2019, FCX had $13 million of total unrecognized compensation cost related to unvested stock-settled RSUs expected to be recognized over approximately 1.7 years.

Cash-Settled RSUs. Cash-settled RSUs are similar to stock-settled RSUs, but are settled in cash rather than in shares of common stock. These cash-settled RSUs generally vest over three years of service. Some award agreements allow for participants to receive the following year’s vesting upon retirement. Therefore, on the date of grant of these cash-settled RSU awards, FCX accelerates one year of amortization for retirement-eligible employees. The cash-settled RSUs are classified as liability awards, and the fair value of these awards is remeasured each reporting period until the vesting dates. The award agreements for cash-settled RSUs provide for accelerated vesting upon certain qualifying terminations of employment within one year following a change of control.

Dividends attributable to cash-settled RSUs accrue and are paid if the award vests. A summary of outstanding cash-settled RSUs as of December 31, 2019, and activity during the year ended December 31, 2019, follows:

	Number of Awards	Weighted-Average Grant-Date Fair Value Per Award	Aggregate Intrinsic Value
Balance at January 1	1,486,866	$15.61
Granted	819,000	11.88
Vested	(698,817)	13.70
Forfeited	(24,162)	14.43
Balance at December 31	1,582,887	14.54	$21

The total grant-date fair value of cash-settled RSUs was $10 million during 2019, $16 million during 2018 and $10 million during 2017. The intrinsic value of cash-settled RSUs vested was $8 million during 2019, $11 million during 2018 and $24 million during 2017. The accrued liability associated with cash-settled RSUs consisted of a current portion of $11 million (included in accounts payable and accrued liabilities) and a long-term portion of $3 million (included in other liabilities) at December 31, 2019, and a current portion of $7 million and a long-term portion of $3 million at December 31, 2018.

Other Information. The following table includes amounts related to exercises of stock options and vesting of RSUs during the years ended December 31:

	2019	2018	2017
FCX shares tendered to pay the exercise price
and/or the minimum required taxes[a]	670,508	195,322	1,041,937
Cash received from stock option exercises	$2	$8	$5
Actual tax benefit realized for tax deductions	$1	$3	$1
Amounts FCX paid for employee taxes	$8	$4	$15

a.
Under terms of the related plans, upon exercise of stock options, vesting of stock-settled RSUs and payout of PSUs, employees may tender FCX shares to pay the exercise price and/or the minimum required taxes.

NOTE 11.  INCOME TAXES
Geographic sources of (losses) income before income taxes and equity in affiliated companies’ net earnings for the years ended December 31 consist of the following:

	2019	2018	2017
U.S.	$(287)	$390	$20
Foreign	593	3,502	2,882
Total	$306	$3,892	$2,902

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

FCX’s (provision for) benefit from income taxes for the years ended December 31 consist of the following:

	2019		2018		2017
Current income taxes:
Federal	$(23)	[a,b]	$46	[a,c]	$(3)
State	3		1		(10)
Foreign	(462)		(1,445)	[c]	(1,426)
Total current	(482)		(1,398)		(1,439)

Deferred income taxes:
Federal	48		(106)		64
State	8		(8)		10
Foreign	(101)		(102)		89
Total deferred	(45)		(216)		163

Adjustments	12		504	[d]	393	[e]
Operating loss carryforwards	5		119		—
Provision for income taxes	$(510)		$(991)		$(883)

a.
As a result of the 2017 Tax Cuts and Jobs Act (the Act) guidance regarding a transition tax issued in 2018, FCX recognized a $29 million tax charge in 2018. Additional guidance released in 2019 resulted in a $29 million tax credit in 2019.

b.	Includes a tax charge of $53 million associated with the sale of FCX’s interest in the lower zone of the Timok exploration project in Serbia.

c.
In 2018, FCX completed its analysis of the Act and recognized benefits totaling $123 million ($76 million to the U.S. tax provision and $47 million to PT-FI’s tax provision) associated with alternative minimum tax (AMT) credit refunds.

d.	Represents net tax credits resulting from the reduction in PT-FI's statutory tax rates in accordance with its new special mining license (IUPK).

e.
Represents net tax credits associated with the Act, including $272 million for the reversal of valuation allowances associated with AMT credit refunds and $121 million for a decrease in corporate income tax rates.

A reconciliation of the U.S. federal statutory tax rate to FCX’s effective income tax rate for the years ended December 31 follows:

	2019			2018			2017
	Amount		Percent	Amount		Percent	Amount		Percent
U.S. federal statutory tax rate	$(64)		(21)%	$(817)		(21)%	$(1,016)		(35)%
Valuation allowance	(149)	[a]	(49)	129	[a]	3	28		1
PT-FI historical contested tax disputes	(145)		(47)	—		—	—		—
Percentage depletion	118		39	141		4	227		8
Effect of foreign rates different than the U.S.
federal statutory rate	(64)		(21)	(494)		(13)	17		1
Withholding and other impacts on
foreign earnings	(55)		(18)	(232)		(6)	(216)		(7)
Adjustment to deferred taxes	(49)	[b]	(16)	—		—	—		—
Non-deductible permanent differences	(47)		(15)	(25)		(1)	(31)		(1)
Uncertain tax positions	(47)		(15)	(7)		—	(20)		(1)
U.S. tax reform	29	[c]	9	94	[c,d]	2	393	[e]	14
Foreign tax credit limitation	(16)		(5)	(195)		(5)	(159)		(5)
State income taxes	16		6	7		1	(5)		(1)
Cerro Verde royalty dispute[f]	2		1	(55)		(1)	(129)		(5)
Change in PT-FI tax rates	—		—	504		13	—		—
Timok exploration project sale	(15)		(5)	—		—	—		—
Other items, net	(24)		(9)	(41)		(1)	28		1
Provision for income taxes	$(510)		(166)%	$(991)		(25)%	$(883)		(30)%

a.	Refer to “Valuation Allowance” below for discussion of changes.

b.	Represents net tax charges primarily to adjust deferred taxes on historical balance sheet items in accordance with tax accounting principles.

c.
As a result of the Act guidance regarding a transition tax issued in 2018, FCX recognized a $29 million tax charge in 2018. Additional guidance released in 2019 resulted in a $29 million tax credit in 2019.

d.
In 2018, FCX completed its analysis of the Act and recognized benefits totaling $123 million ($76 million to the U.S. tax provisions and $47 million to PT-FI’s tax provision) associated with AMT credit refunds.

e.
Represents net tax credits associated with the Act, including $272 million for the reversal of valuation allowances associated with AMT credit refunds and $121 million for a decrease in corporate income tax rates.

f.	Refer to Note 12 for further discussion of the Cerro Verde royalty dispute.

FCX paid federal, state and foreign income taxes totaling $610 million in 2019, $2.0 billion in 2018 and $702 million in 2017. FCX received refunds of federal, state and foreign income taxes of $306 million in 2019, $108 million in 2018 and $329 million in 2017.

The components of deferred taxes follow:

	December 31,
	2019	2018
Deferred tax assets:
Foreign tax credits	$1,716	$1,814
Accrued expenses	1,108	1,069
Net operating losses	2,249	2,235
Employee benefit plans	198	204
Other	267	270
Deferred tax assets	5,538	5,592
Valuation allowances	(4,576)	(4,507)
Net deferred tax assets	962	1,085

Deferred tax liabilities:
Property, plant, equipment and mine development costs	(4,372)	(4,405)
Undistributed earnings	(639)	(601)
Other	(157)	(107)
Total deferred tax liabilities	(5,168)	(5,113)
Net deferred tax liabilities	$(4,206)	$(4,028)

Tax Attributes. At December 31, 2019, FCX had (i) U.S. foreign tax credits of $1.7 billion that will expire between 2020 and 2027, (ii) U.S. federal net operating losses of $5.9 billion that primarily expire between 2036 and 2037, (iii) U.S. state net operating losses of $10.8 billion that primarily expire between 2020 and 2039, (iv) Spanish net operating losses of $516 million that can be carried forward indefinitely and (v) Indonesia net operating losses of $1.2 billion that expire between 2020 and 2027.

Valuation Allowance. On the basis of available information at December 31, 2019, including positive and negative evidence, FCX has provided valuation allowances for certain of its deferred tax assets where it believes it is more- likely-than-not that some portion or all of such assets will not be realized. Valuation allowances totaled $4.6 billion at December 31, 2019, and $4.5 billion at December 31, 2018, and covered all of FCX’s U.S. foreign tax credits, U.S. federal net operating losses, foreign net operating losses and substantially all of its U.S. state net operating losses.

The valuation allowance related to FCX’s U.S. foreign tax credits totaled $1.7 billion at December 31, 2019. FCX has operations in tax jurisdictions where statutory income taxes and withholding taxes are in excess of the U.S. federal income tax rate. Valuation allowances are recognized on foreign tax credits for which no benefit is expected to be realized.

The valuation allowance related to FCX’s U.S. federal, state and foreign net operating losses totaled $2.2 billion and foreign deferred tax assets totaled $671 million at December 31, 2019. Net operating losses and deferred tax assets represent future deductions for which a benefit will only be realized to the extent these deductions offset future income. FCX develops an estimate of which future tax deductions will be realized and recognizes a valuation allowance to the extent these deductions are not expected to be realized in future periods.

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

The $69 million net increase in the valuation allowances during 2019 primarily related to increases totaling $208 million in U.S. federal deferred tax assets for which no benefit is expected to be realized, partly offset by a $98 million decrease in U.S. foreign tax credits associated with expirations and prior year adjustments, and a $44 million decrease in U.S. federal and state net operating loss carryforwards.

Other Events. On December 21, 2018, FCX completed the transaction with the Indonesia government regarding PT-FI’s long-term mining rights and share ownership. Concurrent with closing the transaction, the Indonesia government granted PT-FI an IUPK to replace its former COW. Under the terms of the IUPK, PT-FI is subject to a 25 percent corporate income tax rate and a 10 percent profits tax on net income beginning in 2019. As a result of the change in statutory tax rate applicable to deferred income tax liabilities, during fourth-quarter 2018, FCX recognized a tax credit of $504 million.

In 2018, PT-FI received unfavorable Indonesia Tax Court decisions with respect to its appeal of capitalized mine development costs on its 2012 and 2014 corporate income tax returns. PT-FI appealed those decisions to the Indonesia Supreme Court. On October 31, 2019, the Indonesia Supreme Court communicated an unfavorable ruling regarding the treatment of mine development costs on PT-FI’s 2014 tax return. During the fourth quarter of 2019, PT-FI met with the Indonesia Tax Office and developed a framework for resolution of the disputed matters. On December 30, 2019, PT-FI made a payment of $250 million based on its understanding of the framework for resolution of disputes arising from the audits of the tax years 2012 through 2016, as well as tax years 2017 (for which a tax audit is not complete) and 2018 (for which a tax audit has not begun). Additional administrative steps will need to be completed by both PT-FI and the Indonesia Tax Office in order to implement the resolution.

In conjunction with the framework for resolution above, PT-FI recorded total net charges of $304 million, including $123 million for non-deductible penalties recorded to other (expense) income, $78 million for non-deductible interest recorded to interest expense and $103 million to provision for income tax expense, primarily for the impact of a reduction in the statutory rate on PT-FI’s deferred tax assets.

SUNAT, the Peru national tax authority, has assessed mining royalties on ore processed by the Cerro Verde concentrator for the period December 2006 to December 2013, which Cerro Verde has contested on the basis that its 1998 stability agreement exempts from royalties all minerals extracted from its mining concessions, irrespective of the method used for processing those minerals. Refer to Note 12 for further discussion of the Cerro Verde royalty dispute and net charges recorded in 2019, 2018 and 2017.

In December 2016, the Peru parliament passed tax legislation that, in part, modified the applicable tax rates established in its December 2014 tax legislation, which progressively decreased the corporate income tax rate from 30 percent in 2014 to 26 percent in 2019 and thereafter, and also increased the dividend tax rate on distributions from 4.1 percent in 2014 to 9.3 percent in 2019 and thereafter. Under the tax legislation, which was effective January 1, 2017, the corporate income tax rate was 29.5 percent, and the dividend tax rate on distributions of earnings was 5 percent. Cerro Verde’s current mining stability agreement subjects FCX to a stable income tax rate of 32 percent through the expiration of the agreement on December 31, 2028. The tax rate on dividend distributions is not stabilized by the agreement.

In September 2014, the Chile legislature approved a tax reform package that implemented a dual tax system, which was amended in January 2016. Under previous rules, FCX’s share of income from Chile operations was subject to an effective 35 percent tax rate allocated between income taxes and dividend withholding taxes. Under the amended tax reform package, FCX’s Chile operation is subject to the “Partially-Integrated System,” resulting in FCX’s share of income from El Abra being subject to progressively increasing effective tax rates of 35 percent through 2019 and 44.5 percent in 2020 and thereafter. In November 2017, the progression of increasing tax rates was delayed by the Chile legislature so that the 35 percent rate continues through 2021 increasing to 44.5 percent in 2022 and thereafter. In January 2020, the Chile legislature approved a tax reform package that would further delay the 44.5 percent rate until 2027 and thereafter. FCX does not expect a material impact from the 2020 legislation.

In 2010, the Chile legislature approved an increase in mining royalty taxes to help fund earthquake reconstruction activities, education and health programs. Mining royalty taxes at FCX’s El Abra mine were 4 percent for the years 2013 through 2017. Beginning in 2018, and through 2023, rates moved to a sliding scale of 5 to 14 percent (depending on a defined operational margin).

Uncertain Tax Positions. FCX accounts for uncertain income tax positions using a threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FCX’s policy associated with uncertain tax positions is to record accrued interest in interest expense and accrued penalties in other (expense) income rather than in the provision for income taxes.

A summary of the activities associated with FCX’s reserve for unrecognized tax benefits for the years ended December 31 follows:

	2019	2018	2017
Balance at beginning of year	$404	$390	$101
Additions:
Prior year tax positions	73	100	302
Current year tax positions	11	14	6
Decreases:
Prior year tax positions	(75)	(86)	(1)
Settlements with taxing authorities	(37)	(9)	(17)
Lapse of statute of limitations	—	(5)	(1)
Balance at end of year	$376	$404	$390

The total amount of accrued interest and penalties associated with unrecognized tax benefits included in the consolidated balance sheets was $231 million at December 31, 2019, primarily relating to unrecognized tax benefits associated with royalties and other related mining taxes, and $186 million at December 31, 2018, and $22 million at December 31, 2017.

The reserve for unrecognized tax benefits of $376 million at December 31, 2019, included $282 million ($150 million net of income tax benefits and valuation allowances) that, if recognized, would reduce FCX’s provision for income taxes. Changes to the reserve for unrecognized tax benefits associated with current year tax positions were primarily related to uncertainties associated with FCX’s tax treatment of social welfare payments and cost recovery methods. Changes in the reserve for unrecognized tax benefits associated with prior year tax positions were primarily related to uncertainties associated with royalties and other related mining taxes and cost recovery methods. There continues to be uncertainty related to the timing of settlements with taxing authorities. In January 2020, PT-FI noted an unfavorable ruling related to its 2012 tax return on the Indonesia Supreme Court’s website. Once PT-FI receives the written ruling it will determine the amount of any required accruals, which are not expected to be material. If additional settlements are agreed upon during the year 2020, FCX could experience an additional change in its reserve for unrecognized tax benefits.

FCX or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The tax years for FCX’s major tax jurisdictions that remain subject to examination are as follows:

Jurisdiction	Years Subject to Examination	Additional Open Years
U.S. Federal	N/A	2014-2019
Indonesia	2008, 2011-2017	2018-2019
Peru	2013-2015	2016-2019
Chile	2017-2018	2019

NOTE 12.  CONTINGENCIES
Environmental. FCX subsidiaries are subject to various national, state and local environmental laws and regulations that govern emissions of air pollutants; discharges of water pollutants; generation, handling, storage and disposal of hazardous substances, hazardous wastes and other toxic materials; and remediation, restoration and reclamation of environmental contamination. FCX subsidiaries that operate in the U.S. also are subject to potential liabilities arising under CERCLA and similar state laws that impose responsibility on current and previous owners and operators of a facility for the remediation of hazardous substances released from the facility into the environment, including damages to natural resources, in some cases irrespective of when the damage to the environment occurred or who caused it. Remediation liability also extends to persons who arranged for the disposal of hazardous substances or transported the hazardous substances to a disposal site selected by the transporter. These liabilities are often shared on a joint and several basis, meaning that each responsible party is fully responsible for the remediation, if some or all of the other historical owners or operators no longer exist, do not have the financial ability to respond or cannot be found. As a result, because of FCX’s acquisition of FMC in 2007, many of the subsidiary companies FCX now owns are responsible for a wide variety of environmental remediation projects throughout the U.S., and FCX expects to spend substantial sums annually for many years to address those remediation issues. Certain FCX subsidiaries have been advised by the U.S. Environmental Protection Agency (EPA), the Department of the Interior, the Department of Agriculture and various state agencies that, under CERCLA or similar state laws and regulations, they may be liable for costs of responding to environmental conditions at a number of sites that have been or are being investigated to determine whether releases of hazardous substances have occurred and, if so, to develop and implement remedial actions to address environmental concerns. FCX is also subject to claims where the release of hazardous substances is alleged to have damaged natural resources (NRD) and to litigation by individuals allegedly exposed to hazardous substances. As of December 31, 2019, FCX had more than 100 active remediation projects, including NRD claims, in 24 U.S. states.

A summary of changes in estimated environmental obligations for the years ended December 31 follows:

	2019	2018	2017
Balance at beginning of year	$1,511	$1,439	$1,221
Accretion expense[a]	102	100	84
Additions[b]	23	56	241
Reductions[b]	(1)	—	(43)
Spending	(74)	(84)	(64)
Balance at end of year	1,561	1,511	1,439
Less current portion	(106)	(132)	(134)
Long-term portion	$1,455	$1,379	$1,305

a.	Represents accretion of the fair value of environmental obligations assumed in the 2007 acquisition of FMC, which were determined on a discounted cash flow basis.

b.
Adjustments to environmental obligations that do not provide future economic benefits are charged to operating income. Reductions primarily reflect revisions for changes in the anticipated scope and timing of projects and other noncash adjustments.

Estimated future environmental cash payments (on an undiscounted and unescalated basis) total $106 million in 2020, $119 million in 2021, $95 million in 2022, $100 million in 2023, $100 million in 2024 and $2.7 billion thereafter. The amount and timing of these estimated payments will change as a result of changes in regulatory requirements, changes in scope and timing of remediation activities, the settlement of environmental matters and as actual spending occurs.

At December 31, 2019, FCX’s environmental obligations totaled $1.6 billion, including $1.4 billion recorded on a discounted basis for those obligations assumed in the FMC acquisition at fair value. On an undiscounted and unescalated basis, these obligations totaled $3.2 billion. FCX estimates it is reasonably possible that these obligations could range between $2.7 billion and $3.7 billion on an undiscounted and unescalated basis.

At December 31, 2019, the most significant environmental obligations were associated with the Pinal Creek site in Arizona; the Newtown Creek site in New York City; historical smelter sites principally located in Arizona, Indiana, Kansas, Missouri, New Jersey, Oklahoma and Pennsylvania; and uranium mining sites in the western U.S. The recorded environmental obligations for these sites totaled $1.4 billion at December 31, 2019. FCX may also be subject to litigation brought by private parties, regulators and local governmental authorities related to these historical sites. A discussion of these sites follows.

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

Newtown Creek. From the 1930s until 1964, Phelps Dodge Refining Corporation (PDRC), an indirect wholly owned subsidiary of FCX, operated a copper smelter, and from the 1930s until 1984 operated a copper refinery, on the banks of Newtown Creek (the creek), which is a 3.5-mile-long waterway that forms part of the boundary between Brooklyn and Queens in New York City. Heavy industrialization along the banks of the creek and discharges from the City of New York’s sewer system over more than a century resulted in significant environmental contamination of the waterway. In 2010, EPA notified PDRC, four other companies and the City of New York that EPA considers them to be PRPs under CERCLA. The notified parties began working with EPA to identify other PRPs. In 2010, EPA designated the creek as a Superfund site, and in 2011, PDRC and five other parties (the Newtown Creek Group,

NCG) entered an Administrative Order on Consent (AOC) to perform a remedial investigation/feasibility study (RI/FS) to assess the nature and extent of environmental contamination in the creek and identify potential remedial options. The parties’ RI/FS work under the AOC and their efforts to identify other PRPs are ongoing. EPA recently identified eight additional parties as PRPs for the creek. The draft RI was submitted to EPA in November 2016, and the draft FS is expected to be submitted to EPA in 2022. EPA is not expected to propose a final creek-wide remedy until after the RI/FS is completed, with remedial design possibly beginning in 2022, and the actual remediation construction starting several years later. In July 2019, NCG entered into an AOC to conduct a Focused Feasibility Study (FFS) of the first two miles of the creek to support an evaluation of an interim remedy for that section of the creek (Early Action). The FFS was submitted to EPA in December 2019, and a decision on this Early Action is expected in late 2020. The actual costs of fulfilling this remedial obligation and the allocation of costs among PRPs are uncertain and subject to change based on the results of the Early Action, the RI/FS, the remedy ultimately selected by EPA and related allocation determinations. The overall cost and the portion ultimately allocated to PDRC could be material to FCX. As a result of revised cost estimates, FCX recorded charges of $138 million during 2017 for the Newtown Creek environmental obligation.

Historical Smelter Sites. FCX subsidiaries and their predecessors at various times owned or operated copper, zinc and lead smelters or refineries in states including Arizona, Indiana, Kansas, Missouri, New Jersey, Oklahoma and Pennsylvania. For some of these former processing sites, certain FCX subsidiaries have been advised by EPA or state agencies that they may be liable for costs of investigating and, if appropriate, remediating environmental conditions associated with these former processing facilities. At other sites, certain FCX subsidiaries have entered into state voluntary remediation programs to investigate and, if appropriate, remediate on-site and off-site conditions associated with the facilities. The historical processing sites are in various stages of assessment and remediation. At some of these sites, disputes with local residents and elected officials regarding alleged health effects or the effectiveness of remediation efforts have resulted in litigation of various types, and similar litigation at other sites is possible.

From 1920 until 1986, United States Metals Refining Company (USMR), an indirect wholly owned subsidiary of FCX, owned and operated a copper smelter and refinery in the Borough of Carteret, New Jersey. Since the early 1980s, the site has been the subject of environmental investigation and remediation, under the direction and supervision of the New Jersey Department of Environmental Protection (NJDEP). On-site contamination is in the later stages of remediation. In 2012, after receiving a request from NJDEP, USMR also began investigating and remediating off-site properties, which is ongoing. On January 30, 2017, a class action titled Juan Duarte, Betsy Duarte and N.D., Infant, by Parents and Natural Guardians Juan Duarte and Betsy Duarte, Leroy Nobles and Betty Nobles, on behalf of themselves and all others similarly situated v. United States Metals Refining Company, Freeport-McMoRan Copper & Gold Inc. and Amax Realty Development, Inc., Docket No. 734-17, was filed in the Superior Court of New Jersey against USMR, FCX, and Amax Realty Development, Inc. The defendants removed this litigation to the U.S. District Court for the District of New Jersey, where it remains pending. In December 2017, the plaintiffs amended their complaint and FCX was dismissed as a defendant and FMC was added as a defendant to the lawsuit. In 2019, the court allowed the plaintiffs to add FCX back into the case as a defendant. The suit alleges that USMR generated and disposed of smelter waste at the site and allegedly released contaminants on-site and off-site through discharges to surface water and air emissions over a period of decades and seeks unspecified compensatory and punitive damages for economic losses, including diminished property values, additional soil investigation and remediation and other damages. In January 2020, the parties completed briefing on the plaintiffs’ motion to certify a class, which is expected to take at least several months for the court to decide. FCX continues to vigorously defend this matter.

As a result of off-site soil sampling in public and private areas near the former Carteret smelter, FCX increased its associated environmental obligation for known and potential off-site environmental remediation by recording a $59 million charge to operating income in 2017. Additional sampling and analysis continued through 2019 and is ongoing and could result in additional adjustments to the related environmental remediation obligation in future periods. In 2019, FCX established a new project for off-site sediment contamination. The extent of contamination and potential remedial actions are uncertain and may take several years to evaluate.

Uranium Mining Sites. During a period between 1940 and the early 1980s, certain FCX subsidiaries and their predecessors were involved in uranium exploration and mining in the western U.S., primarily on federal and tribal lands in the Four Corners region of the southwest. Similar exploration and mining activities by other companies have also caused environmental impacts warranting remediation. In early 2017, the Department of Justice, EPA, Navajo Nation, and two FCX subsidiaries reached an agreement regarding the financial contribution of the U.S. Government and the FCX subsidiaries and the scope of the environmental investigation and remediation work for

94 former uranium mining sites on tribal lands. The settlement terms are contained in a Consent Decree executed on May 22, 2017, and approved by the U.S. District Court for the District of Arizona. Under the Consent Decree, the U.S. contributed $335 million into a trust fund to cover the government’s initial share of the costs, and FCX’s subsidiaries are proceeding with the environmental investigation and remediation work at the 94 sites. The program is expected to take more than 20 years to complete. Based on updated cash flow and timing estimates, FCX reduced its associated obligation by recording a $41 million credit to operating income in 2017 after receiving court approval of the Consent Decree. In addition to uranium activities on tribal lands, FCX is conducting site surveys of historical uranium mining claims associated with FCX subsidiaries on non-tribal federal lands in the Four Corners region. Under a memorandum of understanding with the U.S. Bureau of Land Management (BLM), site surveys are being performed on over 10,000 mining claims, ranging from undisturbed claims to claims with mining features. Based on these surveys, BLM has issued no further action determinations for certain undisturbed claims. BLM may request additional assessment or reclamation activities for other claims with mining features.

AROs. FCX’s ARO estimates are reflected on a third-party cost basis and are based on FCX’s legal obligation to retire tangible, long-lived assets. A summary of changes in FCX’s AROs for the years ended December 31 follows:

	2019	2018	2017
Balance at beginning of year	$2,547	$2,583	$2,638
Liabilities incurred	20	1	14
Settlements and revisions to cash flow estimates, net	(5)	50	(112)
Accretion expense	118	110	124
Dispositions	(5)	(37)	(10)
Spending	(170)	(160)	(71)
Balance at end of year	2,505	2,547	2,583
Less current portion	(330)	(317)	(286)
Long-term portion	$2,175	$2,230	$2,297

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

Financial Assurance. New Mexico, Arizona, Colorado and other states, as well as federal regulations governing mine operations on federal land, require financial assurance to be provided for the estimated costs of mine reclamation and closure, including groundwater quality protection programs. FCX has satisfied financial assurance requirements by using a variety of mechanisms, primarily involving parent company performance guarantees and financial capability demonstrations, but also including trust funds, surety bonds, letters of credit and other collateral. The applicable regulations specify financial strength tests that are designed to confirm a company’s or guarantor’s financial capability to fund estimated reclamation and closure costs. The amount of financial assurance FCX subsidiaries are required to provide will vary with changes in laws, regulations, reclamation and closure requirements, and cost estimates. At December 31, 2019, FCX’s financial assurance obligations associated with these U.S. mine closure and reclamation/restoration costs totaled $1.3 billion, of which $822 million was in the form of guarantees issued by FCX and FMC. At December 31, 2019, FCX had trust assets totaling $196 million (included in other assets), which are legally restricted to be used to satisfy its financial assurance obligations for its mining properties in New Mexico. In addition, FCX subsidiaries have financial assurance obligations for its oil and gas properties associated with plugging and abandoning wells and facilities totaling $481 million. Where oil and gas guarantees associated with the Bureau of Ocean Energy Management do not include a stated cap, the amounts reflect management’s estimates of the potential exposure.

New Mexico Environmental and Reclamation Programs. FCX’s New Mexico operations are regulated under the New Mexico Water Quality Act and regulations adopted by the Water Quality Control Commission. In connection with discharge permits, the New Mexico Environment Department (NMED) has required each of these operations to submit closure plans for NMED’s approval. The closure plans must include measures to assure meeting applicable groundwater quality standards following the closure of discharging facilities and to abate groundwater or surface water contamination to meet applicable standards. FCX’s New Mexico operations also are subject to regulation under the 1993 New Mexico Mining Act (the Mining Act) and the related rules that are administered by the Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department. Under the Mining Act, mines are required to obtain approval of reclamation plans. A finalized closure plan for Chino that met the requirements of these rules was submitted in 2019 for approval. The agencies accepted the closure and post-closure scopes of work cost estimates, and FCX expects to reach an agreement with the agencies on financial assurance calculations and remaining issues in early 2020. Following agency approval of Chino’s closure plan and costs, updated closure plans for Tyrone and Cobre will also be submitted for approval, which FCX expects will result in increases in closure costs for its New Mexico operations. At December 31, 2019, FCX had accrued reclamation and closure costs of $454 million for its New Mexico operations. Additional accruals may be required based on the state’s periodic review of FCX’s updated closure plans and any resulting permit conditions, and the amount of those accruals could be material.

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

An application for an APP requires a proposed closure strategy that will meet applicable groundwater protection requirements following cessation of operations and an estimate of the cost to implement the closure strategy. An APP application specifies closure obligations, including post-closure monitoring and maintenance. A more detailed closure plan must be submitted within 90 days after a permitted entity notifies ADEQ of its intent to cease operations. A permit applicant must demonstrate its financial ability to meet the closure costs approved by ADEQ. In 2014, the state enacted legislation requiring closure costs for facilities covered by APPs to be updated no more frequently than every six years and financial assurance mechanisms to be updated no more frequently than every two years. In 2016, ADEQ approved a closure plan update for Sierrita, which resulted in increased closure costs. In 2019, ADEQ approved a closure plan update for Morenci (specific to the tailing dams), which resulted in increased closure costs. Morenci’s APP requires it to also update stockpile reclamation plans by 2022, which will result in increased closure costs. FCX will continue updating its closure strategy and closure cost estimates at other Arizona sites and intends to submit an updated tailings dam system closure cost for Bagdad by 2024.

Portions of Arizona mining facilities that operated after January 1, 1986, also are subject to the Arizona Mined Land Reclamation Act (AMLRA). AMLRA requires reclamation to achieve stability and safety consistent with post-mining land use objectives specified in a reclamation plan. Reclamation plans must be approved by the State Mine Inspector and must include an estimate of the cost to perform the reclamation measures specified in the plan along with financial assurance. FCX will continue to evaluate options for future reclamation and closure activities at its operating and non-operating sites, which are likely to result in adjustments to FCX’s AROs, and those adjustments could be material. At December 31, 2019, FCX had accrued reclamation and closure costs of $345 million for its Arizona operations.

Colorado Reclamation Programs. FCX’s Colorado operations are regulated by the Colorado Mined Land Reclamation Act (Reclamation Act) and regulations promulgated thereunder. Under the Reclamation Act, mines are required to obtain approval of plans for reclamation of lands affected by mining operations to be performed during mining or upon cessation of mining operations. During 2016, at the request of the Colorado Division of Reclamation Mining & Safety, the Climax mine submitted a revised cost estimate for its current reclamation plan, which did not materially change the closure plan cost. In 2017, Henderson began considering alternatives for the closure of the tailings facility and, in 2018, began evaluating potential options for long-term water treatment. In December 2019, Henderson submitted an updated closure plan, which resulted in increased closure costs. As of December 31, 2019, FCX had accrued reclamation and closure costs of $130 million for its Colorado operations. In 2019, Colorado enacted legislation that requires proof of an end date for water treatment as a condition of permit authorizations for new mining operations and expansions beyond current permit authorizations. While this requirement does not apply to existing operations, it may lead to changes in long-term water management requirements at Climax and Henderson operations and AROs.

Chile Reclamation and Closure Programs. In July 2011, the Chile senate passed legislation regulating mine closure, which established new requirements for closure plans. In compliance with the requirement for five-year updates, in November 2018, FCX’s El Abra operation submitted an updated plan with closure cost estimates based on the existing approved closure plan. Approval is expected in 2020. This update will not result in a material increase to closure costs. At December 31, 2019, FCX had accrued reclamation and closure costs of $62 million for its El Abra operation.

Peru Reclamation and Closure Programs. Cerro Verde is subject to regulation under the Mine Closure Law administered by the Peru Ministry of Energy and Mines. Under the closure regulations, mines must submit a closure plan that includes the reclamation methods, closure cost estimates, methods of control and verification, closure and post-closure plans, and financial assurance. In compliance with the five-year closure plan and cost update required by the Mine Closure Law, the latest closure plan and cost estimate for the Cerro Verde mine expansion were submitted to the Peru regulatory authorities in 2017 and approved in February 2018. This update did not result in a material increase to closure costs. At December 31, 2019, FCX had accrued reclamation and closure costs of $125 million for its Cerro Verde operation.

Indonesia Reclamation and Closure Programs. The ultimate amount of reclamation and closure costs to be incurred at PT-FI’s operations will be determined based on applicable laws and regulations and PT-FI’s assessment of appropriate remedial activities in the circumstances, after consultation with governmental authorities, affected local residents and other affected parties and cannot currently be projected with precision. Some reclamation costs will be incurred during mining activities, while the remaining reclamation costs will be incurred at the end of mining activities, which are currently estimated to continue through 2041. At December 31, 2019, FCX had accrued reclamation and closure costs of $936 million for its PT-FI operations. During fourth-quarter 2019, PT-FI mined the final phase of the Grasberg open pit. As a result, any adjustments to the estimated costs to reclaim PT-FI’s overburden stockpile will impact earnings.

In December 2009, PT-FI submitted its revised mine closure plan to the Department of Energy and Mineral Resources for review and addressed comments received during the course of this review process. In December 2010, the Indonesia government issued a regulation regarding mine reclamation and closure, which requires a company to provide a mine closure guarantee in the form of a time deposit placed in a state-owned bank in Indonesia. In December 2018, PT-FI, in conjunction with the issuance of the IUPK, submitted a revised mine closure plan to reflect the extension of operations to 2041. At December 31, 2019, PT-FI had $92 million in a restricted time deposit account for mine closure guarantees and $8 million for reclamation guarantees.

In October 2017, Indonesia’s Ministry of Environment and Forestry (the MOEF) notified PT-FI of administrative sanctions related to certain activities the MOEF indicated are not reflected in PT-FI’s environmental permit. The MOEF also notified PT-FI that certain operational activities were inconsistent with factors set forth in its environmental permitting studies and that additional monitoring and improvements need to be undertaken related to air quality, water drainage, treatment and handling of certain wastes, and tailings management. In December 2018, the MOEF issued a revised environmental permit to PT-FI to address many of the operational activities that it alleged were inconsistent with earlier studies. The remaining administrative sanctions are being resolved through adoption of revised practices and, in a few situations, PT-FI has agreed with the MOEF on an appropriate multi-year work plan, including the closure of an overburden stockpile. In addition, PT-FI continues to work with MOEF to finalize environmental permitting related to the rail facilities and certain of the underground mining production operations as well as permitting for the extension of levees to contain the lateral flow of tailings in the lowlands.

In December 2018, PT-FI and the MOEF also established a new framework for continuous improvement in environmental practices in PT-FI’s operations, including initiatives that PT-FI will pursue to increase tailings retention and to evaluate large-scale beneficial uses of tailings within Indonesia. The MOEF issued a new decree that incorporates various initiatives and studies to be completed by PT-FI that would target continuous improvement in a manner that would not impose new technical risks or significant long-term costs to PT-FI’s operations. The new framework enables PT-FI to maintain compliance with site-specific standards and provides for ongoing monitoring by the MOEF. In 2018, PT-FI recorded a $32 million charge for MOEF assessments of prior period permit fees.

Oil and Gas Properties. Substantially all of FM O&G’s oil and gas leases require that, upon termination of economic production, the working interest owners plug and abandon non-producing wellbores, remove equipment and facilities from leased acreage, and restore land in accordance with applicable local, state and federal laws. Following several sales transactions, FM O&G’s remaining operating areas primarily include offshore California and the Gulf of Mexico (GOM) as of December 31, 2019. FM O&G AROs cover approximately 210 wells and 120 platforms and other structures. At December 31, 2019, FM O&G had accrued reclamation and closure costs of $420 million.

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

Louisiana Parishes Coastal Erosion Cases. Certain FCX affiliates were named as defendants, along with numerous co-defendants, in 13 cases out of a total of 42 cases filed in Louisiana state courts by six south Louisiana parishes (Cameron, Jefferson, Plaquemines, St. Bernard, St. John the Baptist and Vermilion), alleging that certain oil and gas exploration and production operations and sulphur mining and production operations in coastal Louisiana contaminated and damaged coastal wetlands and caused significant land loss along the Louisiana coast. The state of Louisiana, through the Attorney General and separately through the Louisiana Department of Natural Resources, intervened in the litigation in support of the parishes’ claims. Specifically, the cases alleged the defendants failed to obtain and/or comply with required coastal use permits in violation of the Louisiana State and Local Coastal Resources Management Act of 1978, and sought unspecified damages for the alleged statutory violations, and restoration of the properties at issue to their original condition. Certain FCX affiliates were named as defendants in two of the five cases that had been set for trial, both originally filed on November 8, 2013: Parish of Plaquemines v. ConocoPhillips Company et al, 25th Judicial District Court, Plaquemines Parish, Louisiana; No. 60-982, Div. B and Parish of Plaquemines v. Hilcorp Energy Company et al, 25th Judicial District Court, Plaquemines Parish, Louisiana; No. 60-999, Div. B. In September 2019, affiliates of FCX reached an agreement in principle to settle all 13 cases. The maximum out-of-pocket settlement payment will be $23.5 million with the initial payment of $15 million to be paid upon execution of the settlement agreement. The initial payment will be held in trust and later deposited into a newly formed Coastal Zone Recovery Fund (the Fund) once the state of Louisiana passes enabling legislation to establish the Fund. The settlement agreement will also require the FCX affiliates to pay into the Fund twenty annual installments of $4.25 million beginning in 2023 provided the state of Louisiana passes the enabling legislation. The first two of those annual installments are conditioned only on the enactment of the enabling legislation within three years of execution of the settlement agreement, but all subsequent installments are also conditioned on the FCX affiliates receiving simultaneous reimbursement on a dollar-for-dollar basis from the proceeds of environmental credit sales generated by the Fund, resulting in the $23.5 million maximum total payment obligation. The settlement agreement will need to be executed by all parties, including authorized representatives of the six south Louisiana parishes originally plaintiffs in the suit and certain other non-plaintiff Louisiana parishes and the state of Louisiana. Upon execution of the settlement agreement, the FCX affiliates will be fully released and dismissed from all 13 pending cases. The agreement in principle does not include any admission of liability by FCX or its affiliates. FCX recorded a charge in third-quarter 2019 for the initial payment of $15 million, which will be paid upon execution of the settlement agreement. FCX currently expects the settlement agreement to be executed during the first half of 2020.

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

There has been a significant increase in the number of cases alleging the presence of asbestos contamination in talc-based cosmetic and personal care products and in cases alleging exposure to talc products that are not alleged to be contaminated with asbestos. The primary targets have been the producers of those products, but defendants in many of these cases also include talc miners. Cyprus Amax Minerals Company (CAMC), an indirect wholly owned subsidiary of FCX, and Cyprus Mines Corporation (Cyprus Mines), a wholly owned subsidiary of CAMC, are among those targets. Cyprus Mines was engaged in talc mining from 1964 until 1992 when it exited its talc business by conveying it to a third party in two related transactions. Those transactions involved (i) a transfer by Cyprus Mines of the assets of its talc business to a newly formed subsidiary that assumed all pre-sale and post-sale talc liabilities, subject to limited reservations, and (ii) a sale of the stock of that subsidiary to the third party. In 2011, the third party sold that subsidiary to Imerys Talc America (Imerys), an affiliate of Imerys S.A.

Cyprus Mines has contractual indemnification rights, subject to limited reservations, against Imerys, which has historically acknowledged those indemnification obligations, and has taken responsibility for all cases tendered to it. However, on February 13, 2019, Imerys filed for Chapter 11 bankruptcy protection, which triggered an immediate automatic stay under the federal bankruptcy code prohibiting any party from continuing or initiating litigation or asserting new claims against Imerys. As a result, Imerys is no longer defending the talc lawsuits against Cyprus Mines and CAMC. In addition, Imerys has taken the position that it alone owns, and has the sole right to access, the proceeds of the legacy insurance coverage of Cyprus Mines and CAMC for talc liabilities. In late March 2019, Cyprus Mines and CAMC challenged this position and obtained emergency relief from the bankruptcy court to gain access to the insurance until the question of ownership and contractual access can be decided in an adversary proceeding before the bankruptcy court, which is currently scheduled for March 2020.

During first-quarter 2019, in a case pending at the time Imerys filed bankruptcy, a California jury entered a $29 million verdict against Johnson & Johnson and Cyprus Mines, of which approximately $2 million was attributed to Cyprus Mines. Taking advantage of the temporary access to the insurance authorized by the bankruptcy court, Cyprus Mines used the insurance to fully resolve the case. Cyprus Mines and the insurers also settled several other cases that were set for trial through the end of 2019 and in the first half 2020, and secured delays or dismissals in other cases. Multiple trials have been scheduled over the first half of 2020, and others may be scheduled prior to the adversary proceeding regarding the legacy insurance.

FCX believes that Cyprus Mines and CAMC each has strong defenses to legal liability and that both should have access to the legacy insurance to cover defense costs, settlement and judgments, at least until the bankruptcy court decides otherwise or the insurance is exhausted. At this time, FCX cannot estimate the range of possible loss associated with these proceedings, but it does not currently believe the amount of any such losses are material to its consolidated financial statements. However, there can be no assurance that future developments will not alter this conclusion.

Tax and Other Matters. FCX’s operations are in multiple jurisdictions where uncertainties arise in the application of complex tax regulations. Some of these tax regimes are defined by contractual agreements with the local government, while others are defined by general tax laws and regulations. FCX and its subsidiaries are subject to reviews of its income tax filings and other tax payments, and disputes can arise with the taxing authorities over the interpretation of its contracts or laws. The final taxes paid may be dependent upon many factors, including negotiations with taxing authorities. In certain jurisdictions, FCX pays a portion of the disputed amount before formally appealing an assessment. Such payment is recorded as a receivable if FCX believes the amount is collectible.

Cerro Verde Royalty Dispute. SUNAT has assessed mining royalties on ore processed by the Cerro Verde concentrator, which commenced operations in late 2006, for the period December 2006 to December 2013. Cerro Verde has contested each of these assessments because it believes that its 1998 stability agreement exempts from royalties all minerals extracted from its mining concession, irrespective of the method used for processing such minerals. No assessments can be issued for years after 2013, as Cerro Verde began paying royalties on all of its production in January 2014 under its new 15-year stability agreement. Since 2014, Cerro Verde has been paying the disputed assessments for the period from December 2006 through December 2013 under installment payment programs provided under Peru law. Through December 31, 2019, Cerro Verde has paid $354 million under these installment payment programs.

In October 2017, the Peru Supreme Court issued a ruling in favor of SUNAT that the assessments of royalties for the year 2008 on ore processed by the Cerro Verde concentrator were proper under Peru law. As a result of the unfavorable Peru Supreme Court ruling, Cerro Verde recorded net charges of $186 million in 2017 (consisting of pre-tax charges of $348 million and $7 million of net tax charges, net of $169 million of noncontrolling interests) primarily for royalty assessments for the period December 2006 through the year 2013, penalties and interest related to assessments for the period December 2006 through the year 2008, and other related items that Cerro Verde would have incurred under the view that its concentrator was not stabilized.

In September 2018, the Peru Tax Tribunal denied Cerro Verde’s request to waive penalties and interest for the period January 2009 through September 2011. In December 2018, Cerro Verde elected not to appeal the Peru Tax Tribunal’s decisions. As a result, Cerro Verde recorded net charges of $211 million in 2018 (consisting of pre-tax charges of $420 million, net of $18 million of tax benefits and $191 million of noncontrolling interests) primarily for penalties and interest related to assessments for the years 2009 through 2013 and other related items. In November 2019, Cerro Verde filed a notice of intent to initiate international arbitration, which triggered a period for mandatory good faith settlement discussions.

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

During 2019, Cerro Verde recorded net charges of $7 million (consisting of pre-tax charges of $16 million, net of $2 million of tax benefits and $7 million of noncontrolling interests) associated with disputed royalties for prior years.

A summary of the charges recorded for the years ended December 31 related to the Cerro Verde royalty dispute follows:

Royalty and related assessment charges:	2019		2018[a]	2017		Total
Production and delivery	$6		$14	$203	[b]	$223
Interest expense, net	10	[c]	370	145		525
Other expense	—		22	—		22
(Benefit from) provision for income taxes	(2)		(35)	7	[d]	(30)
Net loss attributable to noncontrolling interests	(7)		(176)	(169)		(352)
	$7		$195	$186		$388

a.	Amounts are net of gains from the refund of GEM for the period October 2012 through the year 2013.

b.	Includes $175 million related to disputed royalty assessments for the period from December 2006 to September 2011 (when royalties were determined based on revenues).

c.	Excludes $58 million of interest costs associated with the installment payment programs.

d.
Includes tax charges of $136 million for disputed royalties ($69 million) and other related mining taxes ($67 million) for the period October 2011 through the year 2013 when royalties were determined based on operating income, mostly offset by a tax benefit of $129 million associated with disputed royalties and other related mining taxes for the period December 2006 through December 2013.

As of December 31, 2019, Cerro Verde has recorded all of its exposure associated with its royalty dispute with the Peru tax authorities and will continue to record interest charges until all obligations are settled. Any future recoveries would be recorded when collected.

Other Peru Tax Matters. Cerro Verde has also received assessments from SUNAT for additional taxes, penalties and interest related to various audit exceptions for income and other taxes. Cerro Verde has filed or will file objections to the assessments because it believes it has properly determined and paid its taxes. A summary of these assessments follows:

Tax Year	Tax Assessment	Penalty and Interest Assessment	Total
2003 to 2008	$53	$122	$175
2009	56	52	108
2010	63	107	170
2011	49	65	114
2012	52	11	63
2014 to 2019	39	—	39
	$312	$357	$669

As of December 31, 2019, Cerro Verde had paid $397 million on these disputed tax assessments. A reserve has been applied against these payments totaling $210 million, resulting in a net receivable of $187 million (included in other assets), which Cerro Verde believes is collectible.

Indonesia Tax Matters. PT-FI has received assessments from the Indonesia tax authorities for additional taxes and interest related to various audit exceptions for income and other taxes. PT-FI has filed objections to the assessments because it believes it has properly determined and paid its taxes. Excluding surface water and withholding tax assessments discussed below and the Indonesia government’s previous imposition of a 7.5 percent export duty that PT-FI paid under protest during the period April 2017 to December 21, 2018 (refer to Note 13), a summary of these assessments follows:

Tax Year	Tax Assessment	Interest Assessment	Total
2005	$73	$35	$108
2007	48	23	71
2008, 2010 to 2011	55	31	86
2012	124	—	124
2013	154	74	228
2014	139	6	145
2015	159	—	159
2016	257	113	370
	$1,009	$282	$1,291

As of December 31, 2019, PT-FI had paid $178 million (included in other assets) on disputed tax assessments, which it believes is collectible.

Surface Water Taxes. PT-FI received assessments from the local regional tax authority in Papua, Indonesia, for additional taxes and penalties related to surface water taxes for the period from January 2011 through December 2018. As a result, PT-FI offered to pay one trillion rupiah to settle these historical surface water tax disputes and charged $69 million to production and delivery costs in December 2018. In May 2019, PT-FI agreed to a final settlement of 1.394 trillion rupiah (approximately $99 million) and recorded an incremental charge of $28 million. PT-FI paid 708.5 billion rupiah ($50 million) in October 2019, and will pay the balance of 685.5 billion rupiah ($50 million based on the exchange rate at December 31, 2019, and included in other liabilities in the consolidated balance sheet at December 31, 2019) in February 2021.

Export Duty Matter. In April 2017, PT-FI entered into a memorandum of understanding with the Indonesia government (the 2017 MOU) confirming that the former COW would continue to be valid and honored until replaced by a mutually agreed IUPK and investment stability agreement. In the 2017 MOU, PT-FI agreed to continue to pay export duties of 5 percent on the value of copper concentrate export sales until completion of the divestment and new IUPK. Subsequently, the Customs Office of the Minister of Finance refused to recognize the 5 percent export duty agreed to under the 2017 MOU and imposed a 7.5 percent export duty under the Ministry of Finance regulations, which PT-FI paid under protest during the period April 2017 to December 21, 2018. PT-FI paid $155 million for this period, and appealed the disputed amounts to the Indonesia Tax Court. The Indonesia Tax Court subsequently announced rulings in favor of PT-FI related to the individual cases involving $29 million of the disputed amounts, which were refunded by the Indonesia Customs Office to PT-FI.

The Indonesia Customs Office appealed the Indonesia Tax Court decisions on these cases to the Indonesia Supreme Court. On October 29, 2019, the Indonesia Supreme Court posted on its website rulings unfavorable to PT-FI for certain of the appealed cases involving approximately half of the $29 million that had been refunded to PT-FI.

As a result of the October 2019 ruling, FCX recorded a charge of $155 million during third-quarter 2019 to fully reserve for this matter. PT-FI continues to believe that a five percent export duty was applicable during this period and is evaluating options to recover these overpayments.

Withholding Tax Assessments. In January 2019, the Indonesia Supreme Court posted on its website an unfavorable decision related to a PT-FI 2005 withholding tax matter. PT-FI had also received an unfavorable Indonesia Supreme Court decision in November 2017 and has other pending cases at the Indonesia Supreme Court related to withholding taxes for employees and other service providers for the year 2005 and the year 2007, which total approximately $46 million (based on the exchange rate as of December 31, 2019, and included in accounts payable and accrued liabilities in the consolidated balance sheet at December 31, 2019), including penalties and interest. As a result of the January 2019 ruling, PT-FI concluded a loss on all outstanding withholding tax matters is probable under applicable accounting guidance, and it recorded a charge of $61 million in 2018.

For information regarding PT-FI mine development cost tax matters, refer to Note 11.

Letters of Credit, Bank Guarantees and Surety Bonds.  Letters of credit and bank guarantees totaled $665 million at December 31, 2019, primarily for environmental and asset retirement obligations, the Cerro Verde royalty dispute (refer to discussion above), workers’ compensation insurance programs, tax and customs obligations, and other commercial obligations. In addition, FCX had surety bonds totaling $344 million at December 31, 2019, primarily associated with environmental and asset retirement obligations.

Insurance.  FCX purchases a variety of insurance products to mitigate potential losses, which typically have specified deductible amounts or self-insured retentions and policy limits. FCX generally is self-insured for U.S. workers’ compensation, but purchases excess insurance up to statutory limits. An actuarial analysis is performed twice a year on the various casualty insurance programs covering FCX’s U.S.-based mining operations, including workers’ compensation, to estimate expected losses. At December 31, 2019, FCX’s liability for expected losses under these insurance programs totaled $52 million, which consisted of a current portion of $11 million (included in accounts payable and accrued liabilities) and a long-term portion of $41 million (included in other liabilities). In addition, FCX has receivables of $11 million (a current portion of $2 million included in other accounts receivable and a long-term portion of $9 million included in other assets) for expected claims associated with these losses to be filed with insurance carriers.

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

NOTE 13.  COMMITMENTS AND GUARANTEES
Leases. Effective January 1, 2019, FCX adopted the new ASU for lease accounting (refer to Note 1 for further discussion). FCX leases various types of properties, including offices and equipment under non-cancelable leases. Nearly all of FCX’s leases were considered operating leases under the new ASU.

The components of FCX’s leases presented in the consolidated balance sheet as of December 31, 2019, follow:

Lease right-of-use assets (included in property, plant, equipment and mine development costs, net)	$232

Short-term lease liabilities (included in accounts payable and accrued liabilities)	$44
Long-term lease liabilities (included in other liabilities)	204
Total lease liabilities	$248

Operating lease costs for the year ended December 31, 2019, primarily included in production and delivery expense in the consolidated statement of operations, are as follows:

Operating leases	$55
Variable and short-term leases	79
Total operating lease costs	$134

Prior to the adoption of the new ASU, lease costs totaled $80 million in 2018 and $59 million in 2017 (FCX elected the practical expedient not to adjust these years).

FCX paid $43 million during 2019 for lease liabilities recorded in the consolidated balance sheet (primarily included in operating cash flows in the consolidated statements of cash flows). As of December 31, 2019, the weighted-average discount rate used to determine the lease liabilities was 5.5 percent and the weighted-average remaining lease term was 8.2 years.

The future minimum payments for leases presented in the consolidated balance sheet at December 31, 2019, follow:

2020	$57
2021	43
2022	36
2023	31
2024	29
Thereafter	121
Total payments	317
Less amount representing interest	(69)
Present value of net minimum lease payments	248
Less current portion	(44)
Long-term portion	$204

Future minimum rentals under non-cancelable leases at December 31, 2018, under the prior lease accounting standard, totaled $53 million in 2019, $42 million in 2020, $38 million in 2021, $32 million in 2022, $29 million in 2023 and $171 million thereafter.

Contractual Obligations.  At December 31, 2019, based on applicable prices on that date, FCX has unconditional purchase obligations (including take-or-pay contracts with terms less than one year) of $3.6 billion, primarily comprising the procurement of copper concentrate ($2.3 billion), cobalt ($470 million), electricity ($382 million) and transportation services ($268 million). Some of FCX’s unconditional purchase obligations are settled based on the prevailing market rate for the service or commodity purchased. In some cases, the amount of the actual obligation may change over time because of market conditions. Obligations for copper concentrate provide for deliveries of specified volumes to Atlantic Copper at market-based prices. Obligations for cobalt hydroxide intermediate provide for deliveries of specified volumes to Freeport Cobalt at market-based prices. Electricity obligations are primarily for long-term power purchase agreements in North America and contractual minimum demand at the South America mines. Transportation obligations are primarily for South America contracted ocean freight.

FCX’s unconditional purchase obligations by year total $1.6 billion in 2020, $731 million in 2021, $300 million in 2022, $274 million in 2023, $270 million in 2024 and $387 million thereafter. During the three-year period ended December 31, 2019, FCX fulfilled its minimum contractual purchase obligations.

Special Mining License (IUPK) - Indonesia. As discussed in Note 2, on December 21, 2018, FCX completed the transaction with the Indonesia government regarding PT-FI’s long-term mining rights and share ownership. Concurrent with the closing of the transaction, the Indonesia government granted PT-FI an IUPK to replace its former COW, enabling PT-FI to conduct operations in the Grasberg minerals district through 2041. Under the terms of the IUPK, PT-FI has been granted an extension of mining rights through 2031, with rights to extend mining rights through 2041, subject to PT-FI completing the construction of a new smelter in Indonesia within five years of closing the transaction and fulfilling its defined fiscal obligations to the Indonesia government. The IUPK, and related documentation, contains legal and fiscal terms and is legally enforceable through 2041. In addition, FCX, as a foreign investor, has rights to resolve investment disputes with the Indonesia government through international arbitration.

The key fiscal terms set forth in the IUPK include a 25 percent corporate income tax rate, a 10 percent profits tax on net income, and royalty rates of 4 percent for copper, 3.75 percent for gold and 3.25 percent for silver. PT-FI’s royalties totaled $106 million in 2019, $238 million in 2018 and $173 million in 2017.

The IUPK requires PT-FI to pay export duties of 5 percent, declining to 2.5 percent when smelter development progress exceeds 30 percent and eliminated when smelter progress exceeds 50 percent. PT-FI had previously agreed to and has been paying export duties since July 2014 (refer to Note 12 for further discussion of disputed export duties for the period April 2017 to December 21, 2018). PT-FI’s export duties charged against revenues totaled $66 million in 2019 (excluding $155 million associated with the historical export duty matter as discussed in Note 12), $180 million in 2018 and $115 million in 2017.

The IUPK also requires PT-FI to pay surface water taxes of $15 million annually, beginning in 2019, which are recognized in production and delivery costs as incurred.

In connection with a memorandum of understanding previously entered into with the Indonesia government in July 2014, PT-FI provided an assurance bond at that time to support its commitment to construct a new smelter in Indonesia ($157 million based on exchange rate as of December 31, 2019).

On September 12, 2019, PT-FI received approval from the Indonesia government to increase its export quota from approximately 180,000 dry metric tons (DMT) of concentrate to approximately 680,000 DMT for the current export period, which expires March 8, 2020.

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

In 1996, PT-FI established the Freeport Partnership Fund for Community Development (Partnership Fund) through which PT-FI has made available funding and technical assistance to support community development initiatives in the areas of health, education, economic development and local infrastructure of the area. PT-FI had committed through December 31, 2019, to provide one percent of its annual revenue for the development of the local communities in its area of operations through the Partnership Fund. Negotiations to extend this agreement are currently underway though PT-FI will continue its contributions to ensure there are no interruptions in the implementation of approved projects. PT-FI charged $28 million in 2019, $55 million in 2018 and $44 million in 2017 to cost of sales for this commitment.

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

Commodity Contracts.  From time to time, FCX has entered into derivative contracts to hedge the market risk associated with fluctuations in the prices of commodities it purchases and sells. Derivative financial instruments used by FCX to manage its risks do not contain credit risk-related contingent provisions. As of December 31, 2019 and 2018, FCX had no price protection contracts relating to its mine production. A discussion of FCX’s derivative contracts and programs follows.

Derivatives Designated as Hedging Instruments – Fair Value Hedges
Copper Futures and Swap Contracts. Some of FCX’s U.S. copper rod customers request a fixed market price instead of the COMEX average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures or swap contracts. Hedging gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses during the three years ended December 31, 2019, resulting from hedge ineffectiveness. At December 31, 2019, FCX held copper futures and swap contracts that qualified for hedge accounting for 54 million pounds at an average contract price of $2.69 per pound, with maturities through August 2021.

A summary of gains (losses) recognized in revenues for derivative financial instruments related to commodity contracts that are designated and qualify as fair value hedge transactions, including the unrealized (losses) gains on the related hedged item for the years ended December 31 follows:

	2019	2018	2017
Copper futures and swap contracts:
Unrealized gains (losses):
Derivative financial instruments	$15	$(20)	$4
Hedged item – firm sales commitments	(15)	20	(4)

Realized (losses) gains:
Matured derivative financial instruments	(8)	(22)	30

Derivatives Not Designated as Hedging Instruments
Embedded Derivatives. Certain FCX concentrate, copper cathode and gold sales contracts provide for provisional pricing primarily based on the LME copper price or the COMEX copper price and the LBMA gold price at the time of shipment as specified in the contract. FCX receives market prices based on prices in the specified future month, which results in price fluctuations recorded in revenues until the date of settlement. FCX records revenues and invoices customers at the time of shipment based on then-current LME or COMEX copper prices and LBMA gold prices as specified in the contracts, which results in an embedded derivative (i.e., a pricing mechanism that is finalized after the time of delivery) that is required to be bifurcated from the host contract. The host contract is the sale of the metals contained in the concentrate or cathode at the then-current LME or COMEX copper price and the LBMA gold price. FCX applies the normal purchases and normal sales scope exception in accordance with derivatives and hedge accounting guidance to the host contract in its concentrate or cathode sales agreements since these contracts do not allow for net settlement and always result in physical delivery. The embedded derivative does not qualify for hedge accounting and is adjusted to fair value through earnings each period, using the period-end LME or COMEX copper forward prices and the adjusted LBMA gold price, until the date of final pricing. Similarly, FCX purchases copper and cobalt under contracts that provide for provisional pricing. Mark-to-market price fluctuations from these embedded derivatives are recorded through the settlement date and are reflected in revenues for sales contracts and in inventory for purchase contracts. A summary of FCX’s embedded derivatives at December 31, 2019, follows:

	Open	Average Price Per Unit		Maturities
	Positions	Contract	Market	Through
Embedded derivatives in provisional sales contracts:
Copper (millions of pounds)	481	$2.67	$2.80	May 2020
Gold (thousands of ounces)	112	1,471	1,527	February 2020
Embedded derivatives in provisional purchase contracts:
Copper (millions of pounds)	129	2.64	2.80	April 2020

Copper Forward Contracts. Atlantic Copper, FCX’s wholly owned smelting and refining unit in Spain, enters into copper forward contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in cost of sales. At December 31, 2019, Atlantic Copper held net copper forward sales contracts for 30 million pounds at an average contract price of $2.75 per pound, with maturities through February 2020.

Summary of Gains (Losses). A summary of the realized and unrealized gains (losses) recognized in operating income for commodity contracts that do not qualify as hedge transactions, including embedded derivatives, for the years ended December 31 follows:

	2019	2018	2017
Embedded derivatives in provisional sales contracts[a]
Copper	$34	$(310)	$489
Gold and other	20	(7)	26
Copper forward contracts[b]	(7)	18	(15)

a.	Amounts recorded in revenues.

b.	Amounts recorded in cost of sales as production and delivery costs.

Unsettled Derivative Financial Instruments
A summary of the fair values of unsettled commodity derivative financial instruments follows:

	December 31,
	2019	2018
Commodity Derivative Assets:
Derivatives designated as hedging instruments:
Copper futures and swap contracts	$6	$—
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional sales/purchase contracts	68	23
Total derivative assets	$74	$23

Commodity Derivative Liabilities:
Derivatives designated as hedging instruments:
Copper futures and swap contracts	$—	$9
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional sales/purchase contracts	20	39
Copper forward contracts	1	—
Total derivative liabilities	$21	$48

FCX’s commodity contracts have netting arrangements with counterparties with which the right of offset exists, and it is FCX’s policy to generally offset balances by contract on its balance sheet. FCX’s embedded derivatives on provisional sales/purchase contracts are netted with the corresponding outstanding receivable/payable balances.

A summary of these unsettled commodity contracts that are offset in the balance sheet follows:

	Assets at December 31,		Liabilities at December 31,
	2019	2018	2019	2018

Gross amounts recognized:
Commodity contracts:
Embedded derivatives in provisional
sales/purchase contracts	$68	$23	$20	$39
Copper derivatives	6	—	1	9
	74	23	21	48

Less gross amounts of offset:
Commodity contracts:
Embedded derivatives in provisional
sales/purchase contracts	—	7	—	7
Copper derivatives	—	—	—	—
	—	7	—	7

Net amounts presented in balance sheet:
Commodity contracts:
Embedded derivatives in provisional
sales/purchase contracts	68	16	20	32
Copper derivatives	6	—	1	9
	$74	$16	$21	$41

Balance sheet classification:
Trade accounts receivable	$66	$3	$—	$24
Other current assets	6	—	—	—
Accounts payable and accrued liabilities	2	13	21	17
	$74	$16	$21	$41

Credit Risk. FCX is exposed to credit loss when financial institutions with which it has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. FCX does not anticipate that any of the counterparties it deals with will default on their obligations. As of December 31, 2019, the maximum amount of credit exposure associated with derivative transactions was $74 million.

Other Financial Instruments. Other financial instruments include cash and cash equivalents, restricted cash, restricted cash equivalents, accounts receivable, investment securities, legally restricted funds, accounts payable and accrued liabilities, dividends payable and long-term debt. The carrying value for cash and cash equivalents (which included time deposits of $1.3 billion at December 31, 2019, and $2.3 billion at December 31, 2018), restricted cash, restricted cash equivalents, accounts receivable, accounts payable and accrued liabilities, and dividends payable approximates fair value because of their short-term nature and generally negligible credit losses (refer to Note 15 for the fair values of investment securities, legally restricted funds and long-term debt).

In addition, as of December 31, 2019, FCX has contingent consideration assets related to the sales of certain oil and gas properties (refer to Note 15 for the related fair values).

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents. The following table provides a reconciliation of total cash, cash equivalents, restricted cash and restricted cash equivalents presented in the consolidated statements of cash flows to the components presented in the consolidated balance sheets:

	December 31,
	2019	2018
Balance sheet components:
Cash and cash equivalents	$2,020	$4,217
Restricted cash and restricted cash equivalents included in:
Other current assets	100	110
Other assets	158	128
Total cash, cash equivalents, restricted cash and restricted cash equivalents presented in the consolidated statements of cash flows	$2,278	$4,455

NOTE 15.  FAIR VALUE MEASUREMENT
Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). FCX did not have any significant transfers in or out of Level 3 for 2019.

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

	At December 31, 2019
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$27	$27	$27	$—	$—	$—
Equity securities	4	4	—	4	—	—
Total	31	31	27	4	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	59	59	59	—	—	—
Government mortgage-backed securities	43	43	—	—	43	—
Government bonds and notes	36	36	—	—	36	—
Corporate bonds	33	33	—	—	33	—
Asset-backed securities	14	14	—	—	14	—
Collateralized mortgage-backed securities	7	7	—	—	7	—
Money market funds	3	3	—	3	—	—
Municipal bonds	1	1	—	—	1	—
Total	196	196	59	3	134	—

Derivatives:
Embedded derivatives in provisional copper,
gold and cobalt sales/purchase contracts
in a gross asset position[c]	68	68	—	—	68	—
Copper futures and swap contracts[c]	6	6	—	5	1	—
Contingent consideration for the sale of onshore
California oil and gas properties[a]	11	11	—	—	11	—
Total	85	85	—	5	80	—

Contingent consideration for the sale of the
Deepwater GOM oil and gas properties[a]	122	108	—	—	—	108

Liabilities
Derivatives:[c]
Embedded derivatives in provisional copper,
gold and cobalt sales/purchase contracts
in a gross liability position	20	20	—	—	20	—
Copper forward contracts	1	1	—	—	1	—
Total	21	21	—	—	21	—

Long-term debt, including current portion[d]	9,826	10,239	—	—	10,239	—

	At December 31, 2018
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$25	$25	$25	$—	$—	$—
Equity securities	4	4	—	4	—	—
Total	29	29	25	4	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	55	55	55	—	—	—
Government mortgage-backed securities	38	38	—	—	38	—
Government bonds and notes	36	36	—	—	36	—
Corporate bonds	28	28	—	—	28	—
Asset-backed securities	11	11	—	—	11	—
Collateralized mortgage-backed securities	7	7	—	—	7	—
Money market funds	5	5	—	5	—	—
Municipal bonds	1	1	—	—	1	—
Total	181	181	55	5	121	—

Derivatives:
Embedded derivatives in provisional copper,
gold and cobalt sales/purchase contracts
in a gross asset position[c]	23	23	—	—	23	—
Contingent consideration for the sales of TFHL
and onshore California oil and gas properties[a]	73	73	—	—	73	—
Total	96	96	—	—	96	—

Contingent consideration for the sale of the
Deepwater GOM oil and gas properties[a]	143	127	—	—	—	127

Liabilities
Derivatives:[c]
Embedded derivatives in provisional copper,
gold and cobalt sales/purchase contracts
in a gross liability position	39	39	—	—	39	—
Copper futures and swap contracts	9	9	—	7	2	—
Total	48	48	—	7	41	—

Long-term debt, including current portion[d]	11,141	10,238	—	—	10,238	—

a.	Current portion included in other current assets and long-term portion included in other assets.

b.
Excludes time deposits (which approximated fair value) included in (i) other current assets of $100 million at December 31, 2019, and $109 million at December 31, 2018, and (ii) other assets of $157 million at December 31, 2019, and $126 million at December 31, 2018, primarily associated with an assurance bond to support PT-FI’s commitment for the development of a new smelter in Indonesia (refer to Note 13 for further discussion) and PT-FI’s closure and reclamation guarantees (refer to Note 12 for further discussion).

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

FCX’s derivative financial instruments for copper futures and swap contracts and copper forward contracts that are traded on the respective exchanges are classified within Level 1 of the fair value hierarchy because they are valued using quoted monthly COMEX or LME copper prices at each reporting date based on the month of maturity (refer to Note 14 for further discussion). Certain of these contracts are traded on the over-the-counter market and are classified within Level 2 of the fair value hierarchy based on COMEX and LME copper forward prices.

In 2016, FCX completed the sale of its onshore California oil and gas properties, which included contingent consideration of up to $150 million, consisting of $50 million per year for 2018, 2019 and 2020 if the price of Brent crude oil averages over $70 per barrel in each of these calendar years. The fair value of the contingent consideration derivative (included in other assets in the consolidated balance sheets) was $11 million at December 31, 2019, and $16 million at December 31, 2018. Future changes in the fair value of this contingent consideration derivative will continue to be recorded in operating income. Also, contingent consideration of $50 million (included in other current assets in the consolidated balance sheet at December 31, 2018) was realized in 2018 and collected in first-quarter 2019 (included in proceeds from sales of oil and gas properties in the consolidated statements of cash flows) because the average Brent crude oil price exceeded $70 per barrel for 2018. Contingent consideration of $50 million was not realized in 2019 because the average Brent crude oil price did not exceeded $70 per barrel for 2019. The fair values, including the contingent consideration derivative associated with the 2016 TFHL sale (refer to Note 2 for further discussion), are calculated based on average commodity price forecasts through applicable maturity dates using a Monte-Carlo simulation model. The models use various observable inputs, including Brent crude oil forward prices, historical copper and cobalt prices, volatilities, discount rates and settlement terms. As a result, these contingent consideration assets are classified within Level 2 of the fair value hierarchy.

In 2016, FCX completed the sale of its Deepwater GOM oil and gas properties, which included up to $150 million in contingent consideration that was recorded at the total amount under the loss recovery approach. The contingent consideration will be received over time as future cash flows are realized in connection with a third-party production handling agreement for an offshore platform. The first collection occurred in 2018. The balance included in (i) other current assets totaled $18 million at December 31, 2019, and $27 million at December 31, 2018, and (ii) other assets totaled $104 million at December 31, 2019, and $116 million at December 31, 2018. The fair value of this contingent consideration was calculated based on a discounted cash flow model using inputs that include third-party estimates for reserves, production rates and production timing, and discount rates. Because significant inputs are not observable in the market, the contingent consideration is classified within Level 3 of the fair value hierarchy.

Long-term debt, including current portion, is valued using available market quotes and, as such, is classified within Level 2 of the fair value hierarchy.

The techniques described above may produce a fair value calculation that may not be indicative of NRV or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with those used by other market participants, the use of different techniques or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the techniques used at December 31, 2019.

A summary of the changes in the fair value of FCX’s Level 3 instrument, contingent consideration for the sale of the Deepwater GOM oil and gas properties, for the years ended December 31 follows:

	2019	2018	2017
Balance at beginning of year	$127	$134	$135
Net unrealized gains (losses) related to assets still held at the end of the year	2	—	(1)
Settlements	(21)	(7)	—
Balance at end of year	$108	$127	$134

Refer to Notes 1 and 2 for a discussion of the fair value estimates associated with other assets acquired and liabilities assumed related to the PT-FI divestment, which were determined based on inputs not observable in the market and thus represent Level 3 measurements.

NOTE 16.  BUSINESS SEGMENT INFORMATION
Product Revenues. FCX’s revenues attributable to the products it sold for the years ended December 31 follow:

	2019	2018	2017
Copper:
Concentrate	$4,566	$6,180	$5,604
Cathode	3,656	4,366	3,759
Rod and other refined copper products	2,110	2,396	2,387
Purchased copper[a]	1,060	1,053	789
Gold	1,620	3,231	2,126
Molybdenum	1,169	1,190	896
Other[b]	905	1,490	1,159
Adjustments to revenues:
Treatment charges	(404)	(535)	(536)
Royalty expense[c]	(113)	(246)	(181)
Export duties[d]	(221)	(180)	(115)
Revenues from contracts with customers	14,348	18,945	15,888
Embedded derivatives[e]	54	(317)	515
Total consolidated revenues	$14,402	$18,628	$16,403

a.	FCX purchases copper cathode primarily for processing by its Rod & Refining operations.

b.	Primarily includes revenues associated with cobalt and silver.

c.	Reflects royalties on sales from PT-FI and Cerro Verde that will vary with the volume of metal sold and prices.

d.
Reflects PT-FI export duties. The year 2019 includes charges totaling $155 million primarily associated with an unfavorable Indonesia Supreme Court ruling related to certain disputed export duties (refer to Note 12).

e.	Refer to Note 14 for discussion of embedded derivatives related to FCX’s provisionally priced concentrate and cathode sales contracts.

Geographic Area. Information concerning financial data by geographic area follows:

	December 31,
	2019	2018
Long-lived assets:[a]
Indonesia	$14,971	$14,025
U.S.	8,834	8,476
Peru	7,215	7,313
Chile	1,084	1,077
Other	384	458
Total	$32,488	$31,349

a.	Excludes deferred tax assets and intangible assets.

	Years Ended December 31,
	2019	2018	2017
Revenues:[a]
U.S.	$5,107	$5,790	$5,344
Switzerland	2,223	2,941	1,200
Indonesia	1,894	2,226	2,023
Japan	1,181	1,946	1,882
Spain	884	1,070	1,086
China	531	873	1,136
Germany	311	256	161
Chile	242	294	248
United Kingdom	233	296	226
France	198	255	122
Belgium	160	278	39
Korea	140	269	364
India	107	389	782
Philippines	73	221	378
Bermuda	38	207	226
Other	1,080	1,317	1,186
Total	$14,402	$18,628	$16,403

a.	Revenues are attributed to countries based on the location of the customer.

Major Customers and Affiliated Companies. Copper concentrate sales to PT Smelting totaled 13 percent of FCX’s consolidated revenues for the year ended December 31, 2019, and 12 percent for both the years ended December 31, 2018 and 2017, which is the only customer that accounted for 10 percent or more of FCX’s consolidated revenues during the three years ended December 31, 2019.

Consolidated revenues include sales to the noncontrolling interest owners of FCX’s South America mining operations totaling $1.0 billion in 2019, $1.2 billion in 2018 and $1.1 billion in 2017, and PT-FI’s sales to PT Smelting totaling $1.9 billion in 2019, $2.2 billion in 2018 and $2.0 billion in 2017.

Labor Matters. As of December 31, 2019, approximately 37 percent of FCX’s global labor force was covered by collective bargaining agreements, and approximately 21 percent was covered by agreements that expired and are currently being negotiated or will expire within one year. PT-FI and union officials have commenced discussions for a new two-year labor agreement. The existing agreement, which expired in September 2019, will continue in effect until a new agreement is consummated.

Business Segments. FCX has organized its mining operations into four primary divisions – North America copper mines, South America mining, Indonesia mining and Molybdenum mines, and operating segments that meet certain thresholds are reportable segments. Separately disclosed in the following tables are FCX’s reportable segments, which include the Morenci, Bagdad, Cerro Verde and Grasberg (Indonesia Mining) copper mines, the Rod & Refining operations and Atlantic Copper Smelting & Refining.

Beginning in 2019, Bagdad became a reportable segment. As a result, FCX revised its segment disclosure for the years ended December 31, 2018 and 2017, to conform with the current year presentation.

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

The Morenci open-pit mine, located in southeastern Arizona, produces copper cathode and copper concentrate. In addition to copper, the Morenci mine also produces molybdenum concentrate. The Morenci mine produced 50 percent of FCX’s North America copper during 2019.

The Bagdad open-pit mine, located in west-central Arizona, produces copper cathode and copper concentrate. In addition to copper, the Bagdad mine also produces molybdenum concentrate. The Bagdad mine produced 15 percent of FCX’s North America copper during 2019.

South America Mining. South America mining includes two operating copper mines – Cerro Verde in Peru and El Abra in Chile. These operations include open-pit mining, sulfide ore concentrating, leaching and SX/EW operations.

The Cerro Verde open-pit copper mine, located near Arequipa, Peru, produces copper cathode and copper concentrate. In addition to copper, the Cerro Verde mine also produces molybdenum concentrate and silver. The Cerro Verde mine produced 85 percent of FCX’s South America copper during 2019.

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

Atlantic Copper Smelting & Refining. Atlantic Copper smelts and refines copper concentrate and markets refined copper and precious metals in slimes. During 2019, Atlantic Copper purchased 22 percent of its concentrate requirements from FCX’s North America copper mines, 2 percent from FCX’s South America mining operations and 3 percent from FCX’s Indonesia mining operations, with the remainder purchased from unaffiliated third parties.

Corporate, Other & Eliminations. Corporate, Other & Eliminations consists of FCX’s other mining, oil and gas operations and other corporate and elimination items. Other mining includes the Miami smelter (a smelter at FCX’s Miami, Arizona, mining operation), Freeport Cobalt, molybdenum conversion facilities in the U.S. and Europe, five non-operating copper mines in North America (Ajo, Bisbee, Tohono, Twin Buttes and Christmas in Arizona) and other mining support entities.

Financial Information by Business Segment

	North America Copper Mines				South America Mining
												Atlantic	Corporate,
												Copper	Other
					Cerro			Indonesia		Molybdenum	Rod &	Smelting	& Elimi-		FCX
	Morenci	Bagdad	Other	Total	Verde	Other	Total	Mining		Mines	Refining	& Refining	nations		Total
Year Ended December 31, 2019
Revenues:
Unaffiliated customers	$143	$—	$224	$367	$2,576	$499	$3,075	$2,713	[a]	$—	$4,457	$2,063	$1,727	[b]	$14,402
Intersegment	1,864	763	1,392	4,019	313	—	313	58		344	26	5	(4,765)		—
Production and delivery	1,376	512	1,431	3,319	1,852	474	2,326	2,055	[c]	299	4,475	1,971	(2,931)		11,514
Depreciation, depletion and amortization	171	46	132	349	406	68	474	406		62	9	28	84		1,412
Metals inventory adjustments	1	—	29	30	2	—	2	5		50	—	—	92		179
Selling, general and administrative expenses	2	1	1	4	8	—	8	125		—	—	20	257		414
Mining exploration and research expenses	—	—	2	2	—	—	—	—		—	—	—	102		104
Environmental obligations and shutdown costs	1	—	—	1	—	—	—	—		—	—	—	104		105
Net gain on sales of assets	—	—	—	—	—	—	—	—		—	—	—	(417)	[d]	(417)
Operating income (loss)	456	204	21	681	621	(43)	578	180		(67)	(1)	49	(329)		1,091

Interest expense, net	3	—	1	4	114	—	114	82	[c]	—	—	22	398		620
Provision for (benefit from) income taxes	—	—	—	—	250	(11)	239	167	[c]	—	—	5	99	[e]	510
Total assets at December 31, 2019	2,880	783	4,326	7,989	8,612	1,676	10,288	16,485		1,798	193	761	3,295		40,809
Capital expenditures	231	150	496	877	232	24	256	1,369		19	5	34	92		2,652

a.	Includes charges totaling $155 million associated with an unfavorable Indonesia Supreme Court ruling related to PT-FI export duties. Refer to Note 12 for further discussion.

b.	Includes revenues from FCX’s molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America and South America copper mines.

c.
Includes net charges totaling $28 million in production and delivery costs for an adjustment to the settlement of the historical surface water tax matters with the local regional tax authority in Papua, Indonesia, and $78 million in interest expense and $103 million of tax charges in provision for income taxes associated with PT-FI’s historical contested tax disputes.

d.
Includes net gains totaling $343 million associated with the sale of FCX’s interest in the lower zone of the Timok exploration project and $59 million for the sale of a portion of Freeport Cobalt. Refer to Note 2 for further discussion.

e.
Includes tax charges totaling $53 million associated with the sale of FCX’s interest in the lower zone of the Timok exploration project and $49 million primarily to adjust deferred taxes on historical balance sheet items in accordance with tax accounting principles.

	North America Copper Mines				South America Mining
													Atlantic	Corporate,
													Copper	Other
					Cerro				Indonesia		Molybdenum	Rod &	Smelting	& Elimi-		FCX
	Morenci	Bagdad	Other	Total	Verde		Other	Total	Mining		Mines	Refining	& Refining	nations		Total
Year Ended December 31, 2018
Revenues:
Unaffiliated customers	$90	$—	$54	$144	$2,709		$594	$3,303	$5,446		$—	$5,103	$2,299	$2,333	[a]	$18,628
Intersegment	2,051	710	1,789	4,550	352		—	352	113		410	31	3	(5,459)		—
Production and delivery	1,183	483	1,458	3,124	1,887	[b,c]	478	2,365	1,864	[d]	289	5,117	2,218	(3,290)		11,687
Depreciation, depletion and amortization	176	41	143	360	456		90	546	606		79	11	27	125	[e]	1,754
Metals inventory adjustments	—	—	4	4	—		—	—	—		—	—	—	—		4
Selling, general and administrative expenses	3	1	2	6	9		—	9	123		—	—	21	284		443
Mining exploration and research expenses	—	—	3	3	—		—	—	—		—	—	—	102		105
Environmental obligations and shutdown costs	—	—	2	2	—		—	—	—		—	—	—	87		89
Net gain on sales of assets	—	—	—	—	—		—	—	—		—	—	—	(208)	[f]	(208)
Operating income (loss)	779	185	231	1,195	709		26	735	2,966		42	6	36	(226)		4,754

Interest expense, net	3	—	1	4	429	[b]	—	429	1		—	—	25	486		945
Provision for (benefit from) income taxes	—	—	—	—	253	[b]	15	268	755	[g]	—	—	1	(33)	[h]	991
Total assets at December 31, 2018	2,922	671	3,937	7,530	8,524		1,707	10,231	15,646		1,796	233	773	6,007		42,216
Capital expenditures	216	39	346	601	220		17	237	1,001		9	5	16	102		1,971

a.	Includes revenues from FCX’s molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America and South America copper mines.

b.
Includes net charges totaling $14 million in production and delivery costs, $370 million in interest expense and $35 million of net tax benefits in provision for income taxes associated with disputed royalties for prior years.

c.	Includes charges totaling $69 million associated with Cerro Verde’s three-year collective labor agreement.

d.
Includes net charges of $223 million, primarily associated with surface water tax disputes with the local regional tax authority in Papua, Indonesia, assessments for prior period permit fees with Indonesia’s MOEF, disputed payroll withholding taxes for prior years and other tax settlements, and to write-off certain previously capitalized project costs for the new smelter in Indonesia, partially offset by inventory adjustments.

e.	Includes $31 million of depreciation expense at Freeport Cobalt from December 2016 through December 2017 that was suspended while it was classified as held for sale.

f.
Includes net gains totaling $97 million associated with a favorable adjustment to the estimated fair value less costs to sell for Freeport Cobalt and fair value adjustments of $31 million associated with potential contingent consideration related to the 2016 sale of onshore California oil and gas properties.

g.
Includes tax credits totaling $549 million related to the change in PT-FI’s tax rates in accordance with its IUPK ($482 million), U.S, tax reform ($47 million) and adjustments to PT-FI’s historical tax positions ($20 million).

h.
Includes net tax credits totaling $76 million, primarily related to the Act and $22 million related to the change in PT-FI’s tax rates in accordance with its IUPK. Refer to Note 11 for further discussion.

	North America Copper Mines				South America Mining
													Atlantic	Corporate,
													Copper	Other
					Cerro				Indonesia		Molybdenum	Rod &	Smelting	& Elimi-		FCX
	Morenci	Bagdad	Other	Total	Verde		Other	Total	Mining		Mines	Refining	& Refining	nations		Total
Year Ended December 31, 2017
Revenues:
Unaffiliated customers	$228	$22	$158	$408	$2,811		$498	$3,309	$4,445		$—	$4,456	$2,031	$1,754	[a]	$16,403
Intersegment	1,865	528	1,764	4,157	385		—	385	—		268	26	1	(4,837)		—
Production and delivery	1,043	367	1,333	2,743	1,878	[b]	366	2,244	1,735	[c]	226	4,467	1,966	(3,123)		10,258
Depreciation, depletion and amortization	178	40	207	425	441		84	525	556		76	10	28	94		1,714
Metals inventory adjustments	—	—	2	2	—		—	—	—		1	—	—	5		8
Selling, general and administrative expenses	2	—	2	4	9		—	9	126	[c]	—	—	18	320		477
Mining exploration and research expenses	—	—	2	2	—		—	—	—		—	—	—	91		93
Environmental obligations and shutdown costs	—	—	—	—	—		—	—	—		—	—	—	244		244
Net gain on sales of assets	—	—	—	—	—		—	—	—		—	—	—	(81)		(81)
Operating income (loss)	870	143	376	1,389	868		48	916	2,028		(35)	5	20	(633)		3,690

Interest expense, net	3	—	1	4	212	[b]	—	212	4		—	—	18	563		801
Provision for (benefit from) income taxes	—	—	—	—	436	[b]	10	446	869		—	—	5	(437)	[d]	883
Total assets at December 31, 2017	2,861	650	3,591	7,102	8,878		1,702	10,580	10,911		1,858	277	822	5,752		37,302
Capital expenditures	114	12	41	167	103		12	115	875		5	4	41	203		1,410

a.	Includes revenues from FCX’s molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America and South America copper mines.

b.	Includes net charges totaling $203 million in production and delivery costs, $145 million in interest expense, and $7 million of net tax charges associated with disputed royalties for prior years.

c.	Includes net charges at PT-FI associated with workforce reductions totaling $120 million in production and delivery costs and $5 million in selling, general and administrative expenses.

d.	Includes net tax credits of $438 million primarily related to the Act. Refer to Note 11 for further discussion.

NOTE 17. GUARANTOR FINANCIAL STATEMENTS
All of the senior notes issued by FCX and discussed in Note 8 are fully and unconditionally guaranteed on a senior basis jointly and severally by FM O&G LLC, as guarantor, which is a 100-percent-owned subsidiary of FM O&G and FCX. The guarantee is an unsecured obligation of the guarantor and ranks equal in right of payment with all existing and future indebtedness of FM O&G LLC, including indebtedness under FCX’s revolving credit facility. The guarantee ranks senior in right of payment with all of FM O&G LLC’s future subordinated obligations and is effectively subordinated in right of payment to any debt of FM O&G LLC’s subsidiaries. The indentures provide that FM O&G LLC’s guarantee obligations may be released or terminated upon: (i) the sale of all or substantially all of the equity interests or assets of FM O&G LLC to a third party that is not a subsidiary or an affiliate of FCX; (ii) FM O&G LLC no longer having any obligations under any FM O&G senior notes or any refinancing thereof and no longer being a co-borrower or guarantor of any obligations of FCX under the revolving credit facility or any other senior debt or, in each case, any refinancing thereof; or (iii) the discharge of FCX’s obligations under the indentures in accordance with their terms.

The following condensed consolidating financial information includes information regarding FCX, as issuer, FM O&G LLC, as guarantor, and all other non-guarantor subsidiaries of FCX. Included are the condensed consolidating balance sheets at December 31, 2019 and 2018, and the related condensed consolidating statements of comprehensive (loss) income and the condensed consolidating statements of cash flows for the three years ended December 31, 2019, which should be read in conjunction with the other notes in these consolidated financial statements.

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2019

	FCX		FM O&G LLC	Non-guarantor		Consolidated
	Issuer		Guarantor	Subsidiaries	Eliminations	FCX
ASSETS
Current assets	$154		$657	$7,778	$(674)	$7,915
Property, plant, equipment and mine development costs, net	16		1	29,555	12	29,584
Investments in consolidated subsidiaries	17,027		—	—	(17,027)	—
Other assets	1,604		21	3,137	(1,452)	3,310
Total assets	$18,801		$679	$40,470	$(19,141)	$40,809

LIABILITIES AND EQUITY
Current liabilities	$323		$42	$3,550	$(706)	$3,209
Long-term debt, less current portion	8,602		7,328	6,292	(12,401)	9,821
Deferred income taxes	468	[a]	—	3,742	—	4,210
Environmental and asset retirement obligations, less current portion	—		224	3,406	—	3,630
Investments in consolidated subsidiary	—		652	10,906	(11,558)	—
Other liabilities	110		3,340	2,535	(3,494)	2,491
Total liabilities	9,503		11,586	30,431	(28,159)	23,361

Equity:
Stockholders’ equity	9,298		(10,907)	7,343	3,564	9,298
Noncontrolling interests	—		—	2,696	5,454	8,150
Total equity	9,298		(10,907)	10,039	9,018	17,448
Total liabilities and equity	$18,801		$679	$40,470	$(19,141)	$40,809

a.	All U.S.-related deferred income taxes are recorded at the parent company.

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2018

	FCX		FM O&G LLC	Non-guarantor		Consolidated
	Issuer		Guarantor	Subsidiaries	Eliminations	FCX
ASSETS
Current assets	$309		$620	$10,120	$(585)	$10,464
Property, plant, equipment and mine development costs, net	19		7	27,984	—	28,010
Investments in consolidated subsidiaries	19,064		—	—	(19,064)	—
Other assets	880		23	3,474	(635)	3,742
Total assets	$20,272		$650	$41,578	$(20,284)	$42,216

LIABILITIES AND EQUITY
Current liabilities	$245		$34	$3,667	$(617)	$3,329
Long-term debt, less current portion	9,594		6,984	5,649	(11,103)	11,124
Deferred income taxes	524	[a]	—	3,508	—	4,032
Environmental and asset retirement obligations, less current portion	—		227	3,382	—	3,609
Investments in consolidated subsidiary	—		578	10,513	(11,091)	—
Other liabilities	111		3,340	2,265	(3,486)	2,230
Total liabilities	10,474		11,163	28,984	(26,297)	24,324

Equity:
Stockholders’ equity	9,798		(10,513)	9,912	601	9,798
Noncontrolling interests	—		—	2,682	5,412	8,094
Total equity	9,798		(10,513)	12,594	6,013	17,892
Total liabilities and equity	$20,272		$650	$41,578	$(20,284)	$42,216

a.	All U.S.-related deferred income taxes are recorded at the parent company.

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

Year Ended December 31, 2019
	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Revenues	$—	$40	$14,362	$—	$14,402
Total costs and expenses	25	54	13,244	(12)	13,311
Operating (loss) income	(25)	(14)	1,118	12	1,091
Interest expense, net	(337)	(322)	(494)	533	(620)
Net loss on early extinguishment of debt	(26)	—	(1)	—	(27)
Other expense, net	(22)	—	(95)	(21)	(138)
(Loss) income before income taxes and equity in affiliated companies’ net earnings (losses)	(410)	(336)	528	524	306
Benefit from (provision for) income taxes	58	76	(642)	(2)	(510)
Equity in affiliated companies’ net earnings (losses)	113	(73)	(321)	293	12
Net (loss) income from continuing operations	(239)	(333)	(435)	815	(192)
Net income from discontinued operations	—	—	3	—	3
Net (loss) income	(239)	(333)	(432)	815	(189)
Net (income) loss attributable to noncontrolling interests	—	—	(86)	36	(50)
Net (loss) income attributable to common stockholders	$(239)	$(333)	$(518)	$851	$(239)

Other comprehensive (loss) income	(71)	—	(71)	71	(71)
Total comprehensive (loss) income	$(310)	$(333)	$(589)	$922	$(310)

Year Ended December 31, 2018
	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Revenues	$—	$59	$18,569	$—	$18,628
Total costs and expenses	28	58	13,798	(10)	13,874
Operating (loss) income	(28)	1	4,771	10	4,754
Interest expense, net	(388)	(301)	(734)	478	(945)
Net gain (loss) on early extinguishment of debt	7	2	(2)	—	7
Other income (expense), net	477	—	77	(478)	76
Income (loss) before income taxes and equity in affiliated companies’ net earnings (losses)	68	(298)	4,112	10	3,892
(Provision for) benefit from income taxes	(176)	61	(874)	(2)	(991)
Equity in affiliated companies’ net earnings (losses)	2,710	10	(219)	(2,493)	8
Net income (loss) from continuing operations	2,602	(227)	3,019	(2,485)	2,909
Net loss from discontinued operations	—	—	(15)	—	(15)
Net income (loss)	2,602	(227)	3,004	(2,485)	2,894
Net income attributable to noncontrolling interests:	—	—	(68)	(224)	(292)
Net income (loss) attributable to common stockholders	$2,602	$(227)	$2,936	$(2,709)	$2,602

Other comprehensive (loss) income	(33)	—	(33)	33	(33)
Total comprehensive income (loss)	$2,569	$(227)	$2,903	$(2,676)	$2,569

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

Year Ended December 31, 2017
	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Revenues	$—	$52	$16,351	$—	$16,403
Total costs and expenses	39	78	12,586	10	12,713
Operating (loss) income	(39)	(26)	3,765	(10)	3,690
Interest expense, net	(467)	(227)	(455)	348	(801)
Net gain (loss) on early extinguishment of debt	22	5	(6)	—	21
Other income (expense), net	336	—	4	(348)	(8)
(Loss) income before income taxes and equity in affiliated companies’ net earnings (losses)	(148)	(248)	3,308	(10)	2,902
Benefit from (provision for) income taxes	220	(108)	(998)	3	(883)
Equity in affiliated companies’ net earnings (losses)	1,745	10	(337)	(1,408)	10
Net income (loss) from continuing operations	1,817	(346)	1,973	(1,415)	2,029
Net income from discontinued operations	—	—	66	—	66
Net income (loss)	1,817	(346)	2,039	(1,415)	2,095
Net income attributable to noncontrolling interests:
Continuing operations	—	—	(150)	(124)	(274)
Discontinued operations	—	—	(4)	—	(4)
Net income (loss) attributable to common stockholders	$1,817	$(346)	$1,885	$(1,539)	$1,817

Other comprehensive income (loss)	61	—	61	(61)	61
Total comprehensive income (loss)	$1,878	$(346)	$1,946	$(1,600)	$1,878

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2019
	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Net cash provided by (used in) operating activities	$443	$(444)	$1,483	$—	$1,482

Cash flow from investing activities:
Capital expenditures	—	(4)	(2,648)	—	(2,652)
Intercompany loans	(1,299)	—	—	1,299	—
Dividends from (investments in) consolidated subsidiaries	2,177	—	96	(2,275)	(2)
Asset sales and other, net	(1)	104	448	—	551
Net cash provided by (used in) investing activities	877	100	(2,104)	(976)	(2,103)

Cash flow from financing activities:
Proceeds from debt	1,200	—	679	—	1,879
Repayments of debt	(2,202)	—	(995)	—	(3,197)
Intercompany loans	—	344	955	(1,299)	—
Cash dividends paid and distributions received, net	(291)	—	(2,172)	2,255	(208)
Other, net	(27)	—	(23)	20	(30)
Net cash (used in) provided by financing activities	(1,320)	344	(1,556)	976	(1,556)

Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	—	—	(2,177)	—	(2,177)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	—	—	4,455	—	4,455
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of year	$—	$—	$2,278	$—	$2,278

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended December 31, 2018
	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Net cash (used in) provided by operating activities	$(40)	$(487)	$4,390	$—	$3,863

Cash flow from investing activities:
Capital expenditures	(2)	—	(1,969)	—	(1,971)
Acquisition of PT Rio Tinto Indonesia	—	—	(3,500)	—	(3,500)
Intercompany loans	(832)	—	—	832	—
Dividends from (investments in) consolidated subsidiaries	2,475	—	84	(2,559)	—
Asset sales and other, net	460	6	(13)	—	453
Net cash provided by (used in) investing activities	2,101	6	(5,398)	(1,727)	(5,018)

Cash flow from financing activities:
Proceeds from debt	—	—	632	—	632
Repayments of debt	(1,826)	(53)	(838)	—	(2,717)
Intercompany loans	—	526	306	(832)	—
Proceeds from sale of PT Freeport Indonesia shares	—	—	3,710	(210)	3,500
Cash dividends paid and distributions received, net	(217)	—	(3,032)	2,753	(496)
Other, net	(18)	—	(17)	16	(19)
Net cash (used in) provided by financing activities	(2,061)	473	761	1,727	900

Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	—	(8)	(247)	—	(255)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	—	8	4,702	—	4,710
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of year	$—	$—	$4,455	$—	$4,455

Year Ended December 31, 2017
	FCX	FM O&G LLC	Non-guarantor		Consolidated
	Issuer	Guarantor	Subsidiaries	Eliminations	FCX
Net cash (used in) provided by operating activities	$(156)	$(467)	$5,289	$—	$4,666

Cash flow from investing activities:
Capital expenditures	—	(25)	(1,385)	—	(1,410)
Intercompany loans	(777)	—	—	777	—
Dividends from (investments in) consolidated subsidiaries	3,226	(15)	120	(3,331)	—
Asset sales and other, net	—	57	32	—	89
Net cash provided by (used in) investing activities	2,449	17	(1,233)	(2,554)	(1,321)

Cash flow from financing activities:
Proceeds from debt	—	—	955	—	955
Repayments of debt	(2,281)	(205)	(1,326)	—	(3,812)
Intercompany loans	—	663	114	(777)	—
Cash dividends paid and distributions received, net	(2)	—	(3,440)	3,266	(176)
Other, net	(10)	(10)	(67)	65	(22)
Net cash (used in) provided by financing activities	(2,293)	448	(3,764)	2,554	(3,055)

Net (decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	—	(2)	292	—	290
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	—	10	4,410	—	4,420
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of year	$—	$8	$4,702	$—	$4,710

NOTE 18.  SUBSEQUENT EVENTS
FCX evaluated events after December 31, 2019, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

NOTE 19.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2019
Revenues	$3,792	$3,546	$3,153	$3,911	$14,402
Operating income (loss)	321	33	(38)	775	1,091
Net income (loss) from continuing operations	75	(74)	(235)	42	(192)
Net income from discontinued operations	1	—	1	1	3
Net income (loss)	76	(74)	(234)	43	(189)
Net (income) loss attributable to noncontrolling interests	(45)	2	27	(34)	(50)
Net income (loss) attributable to common stockholders	31	(72)	(207)	9	(239)

Net income (loss) per share attributable to common stockholders:
Basic	$0.02	$(0.05)	$(0.15)	$—	$(0.17)
Diluted	$0.02	$(0.05)	$(0.15)	$—	$(0.17)

Weighted-average shares outstanding:
Basic	1,451	1,451	1,452	1,452	1,451
Diluted	1,457	1,451	1,452	1,457	1,451

Following summarizes significant items included in FCX’s net income (loss) attributable to common stockholders for the 2019 quarters:

•
Charges at PT-FI totaled $460 million ($379 million to net loss attributable to common stockholders or $0.26 per share), consisting of $266 million in the fourth quarter primarily associated with historical contested tax disputes ($78 million to interest expense, net and $188 million to other expense, net), $166 million in the third quarter recorded in revenues, primarily associated with an unfavorable Indonesia Supreme Court ruling related to PT-FI export duties, and $28 million in the second quarter to production and delivery costs for an adjustment to the settlement of the historical surface water tax disputes with the local regional tax authority in Papua, Indonesia.

•
Net gains on sales of assets for the year totaled $417 million ($339 million to net loss attributable to common stockholders or $0.23 per share), primarily associated with the sales of FCX’s interest in the lower zone of the Timok exploration project in Serbia and a portion of Freeport Cobalt, most of which was recorded in the fourth quarter. Refer to Note 2 for further discussion.

•
Metals inventory adjustments for the year totaled $179 million ($144 million to net loss attributable to common stockholders or $0.10 per share) and included $59 million in the second quarter, $41 million in the third quarter and $79 million in the fourth quarter. Refer to Note 4 for further discussion.

•
Net adjustments to environmental obligations and related litigation reserves totaled $68 million to operating income and net loss attributable to common stockholders ($0.05 per share) for the year, most of which was recorded in the first quarter ($35 million) and the third quarter ($19 million). Of the charges in the third quarter, $15 million were recorded to production and delivery costs.

•	After-tax net losses on early extinguishment of debt totaled $26 million ($0.02 per share), most of which was recorded in the third quarter. Refer to Note 8 for further discussion.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2018
Revenues	$4,868	$5,168	$4,908	$3,684	$18,628
Operating income	1,459	1,664	1,315	316	4,754
Net income from continuing operations	828	1,039	668	374	2,909
Net (loss) income from discontinued operations	(11)	(4)	(4)	4	(15)
Net income	817	1,035	664	378	2,894
Net (income) loss attributable to noncontrolling interests	(125)	(166)	(108)	107	(292)
Net income attributable to common stockholders	692	869	556	485	2,602

Basic net income (loss) per share attributable to common stockholders:
Continuing operations	$0.48	$0.60	$0.38	$0.33	$1.80
Discontinued operations	(0.01)	—	—	—	(0.01)
	$0.47	$0.60	$0.38	$0.33	$1.79

Diluted net income (loss) per share attributable to common stockholders:
Continuing operations	$0.48	$0.59	$0.38	$0.33	$1.79
Discontinued operations	(0.01)	—	—	—	(0.01)
	$0.47	$0.59	$0.38	$0.33	$1.78

Weighted-average shares outstanding:
Basic	1,449	1,449	1,450	1,450	1,449
Diluted	1,458	1,458	1,458	1,457	1,458

Following summarizes significant items included in FCX’s net income attributable to common stockholders for the 2018 quarters:

•
Net charges at Cerro Verde related to Peru government claims for disputed royalties totaled $195 million to net income attributable to common stockholders or $0.13 per share for the year (consisting of $14 million to production and delivery costs, $370 million to interest expense and $22 million to other expense, net), most of which was recorded in the fourth quarter. Refer to Note 12 for further discussion.

•
Net charges at PT-FI totaled $223 million ($110 million to net income attributable to common stockholders or $0.08 per share) consisting of charges to production and delivery of $69 million for surface water tax disputes with the local regional tax authority in Papua, Indonesia, $32 million for assessments of prior period permit fees with the MOEF, $72 million for disputed payroll withholding taxes for prior years and other tax settlements and $62 million to write-off certain previously capitalized project costs for the new smelter in Indonesia in fourth quarter, partly offset by inventory adjustments of $12 million recorded in second quarter. The fourth quarter also included $43 million of favorable inventory adjustments at PT-FI related to prior 2018 quarterly periods.

•
Net charges at Cerro Verde related to its new three-year collective bargaining agreement totaled $69 million ($22 million to net income attributable to common stockholders or $0.02 per share) for the year, which was recorded in the third quarter.

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

•
Net tax credits for the year totaled $632 million ($574 million net of noncontrolling interest or $0.39 per share), primarily associated with a reduction in PT-FI’s statutory rates in accordance with the IUPK ($504 million) and benefits associated with the Act ($123 million), most of which was recorded in the fourth quarter. Refer to Note 11 for further discussion.

NOTE 20.  SUPPLEMENTARY MINERAL RESERVE INFORMATION (UNAUDITED)
Recoverable proven and probable reserves have been estimated as of December 31, 2019, in accordance with Industry Guide 7 as required by the Securities Exchange Act of 1934. FCX’s proven and probable reserves may not be comparable to similar information regarding mineral reserves disclosed in accordance with the guidance in other countries. Proven and probable reserves were determined by the use of mapping, drilling, sampling, assaying and evaluation methods generally applied in the mining industry, as more fully discussed below. The term “reserve,” as used in the reserve data presented here, means that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination. The term “proven reserves” means reserves for which (i) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (ii) grade and/or quality are computed from the results of detailed sampling; and (iii) the sites for inspection, sampling and measurements are spaced so closely and the geologic character is sufficiently defined that size, shape, depth and mineral content of reserves are well established. The term “probable reserves” means reserves for which quantity and grade are computed from information similar to that used for proven reserves but the sites for sampling are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

FCX’s reserve estimates are based on the latest available geological and geotechnical studies. FCX conducts ongoing studies of its ore bodies to optimize economic values and to manage risk. FCX revises its mine plans and estimates of proven and probable mineral reserves as required in accordance with the latest available studies.

Estimated recoverable proven and probable reserves at December 31, 2019, were determined using metals price assumptions of $2.50 per pound for copper, $1,200 per ounce for gold and $10 per pound for molybdenum. For the three-year period ended December 31, 2019, LME copper settlement prices averaged $2.83 per pound, LBMA gold prices averaged $1,306 per ounce and the weekly average price for molybdenum quoted by Metals Week averaged $10.50 per pound.

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

	Estimated Recoverable Proven and Probable Mineral Reserves
	at December 31, 2019
	Copper[a] (billion pounds)	Gold (million ounces)	Molybdenum (billion pounds)
North America	47.2	0.5	2.87
South America	33.2	—	0.71
Indonesia[b]	35.6	29.1	—
Consolidated[c]	116.0	29.6	3.58

Net equity interest[d]	83.4	16.1	3.25

a.	Estimated consolidated recoverable copper reserves included 1.7 billion pounds in leach stockpiles and 0.5 billion pounds in mill stockpiles.

b.	Reflects estimates of minerals that can be recovered through 2041. Refer to Note 13 for discussion of PT-FI’s IUPK.

c.
Consolidated reserves represent estimated metal quantities after reduction for joint venture partner interests at the Morenci mine in North America (refer to Note 3 for further discussion). Excluded from the table above were FCX’s estimated recoverable proven and probable reserves of 375 million ounces of silver, which were determined using $15 per ounce.

d.
Net equity interest reserves represent estimated consolidated metal quantities further reduced for noncontrolling interest ownership (refer to Note 3 for further discussion of FCX’s ownership in subsidiaries). FCX's net equity interest for estimated metal quantities in Indonesia reflects approximately 81 percent from 2020 through 2022 and 48.76 percent from 2023 through 2041. Excluded from the table above were FCX’s estimated recoverable proven and probable reserves of 251 million ounces of silver.

	Estimated Recoverable Proven and Probable Mineral Reserves
	at December 31, 2019
			Average Ore Grade Per Metric Ton[a]					Recoverable Proven and Probable Reserves[b]
	Ore[a] (million metric tons)		Copper (%)	Gold (grams)		Molybdenum (%)		Copper (billion pounds)		Gold (million ounces)		Molybdenum (billion pounds)
North America
Developed and producing:
Morenci	4,435		0.23	—		—	[c]	14.5		—		0.19
Sierrita	2,960		0.23	—	[c]	0.02		12.5		0.1		1.23
Bagdad	2,535		0.32	—	[c]	0.02		15.3		0.2		0.79
Safford, including Lone Star[d]	812		0.45	—		—		5.9		—		—
Chino, including Cobre	324		0.45	0.03		—	[c]	2.7		0.3		0.01
Climax	160		—	—		0.15		—		—		0.49
Henderson	67		—	—		0.17		—		—		0.22
Tyrone	49		0.25	—		—		0.3		—		—
Miami	—		—	—		—		0.1		—		—

South America
Developed and producing:
Cerro Verde	4,265		0.35	—		0.01		29.3		—		0.71
El Abra	717		0.41	—		—		3.9		—		—

Indonesia[e]
Developed and producing:
Grasberg Block Cave	959		0.97	0.73		—		17.2		14.2		—
Deep Mill Level Zone	429		0.92	0.75		—		7.6		8.2		—
Big Gossan	55		2.33	0.97		—		2.6		1.2		—
Deep Ore Zone	29		0.50	0.48		—		0.3		0.4		—

Undeveloped:
Kucing Liar	340		1.25	1.04		—		8.0		5.1		—
Total 100% basis	18,137	[f]						120.0	[f]	29.6	[f]	3.64
Consolidated[g]								116.0		29.6		3.58
FCX’s equity share[h]								83.4		16.1		3.25

a.	Excludes material contained in stockpiles.

b.	Includes estimated recoverable metals contained in stockpiles.

c.	Amounts not shown because of rounding.

d.	The Lone Star leachable ores project is under development.

e.	Estimated recoverable proven and probable reserves from Indonesia reflect estimates of minerals that can be recovered through 2041. Refer to Note 13 for discussion of PT-FI’s IUPK.

f.	Does not foot because of rounding.

g.	Consolidated reserves represent estimated metal quantities after reduction for joint venture partner interests at the Morenci mine in North America. Refer to Note 3 for further discussion.

h.
Net equity interest reserves represent estimated consolidated metal quantities further reduced for noncontrolling interest ownership. FCX's net equity interest for estimated metal quantities in Indonesia reflects an approximate 81 percent from 2020 through 2022 and 48.76 percent from 2023 through 2041. Refer to Note 3 for further discussion of FCX’s ownership in subsidiaries.

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

(b)           Changes in internal controls over financial reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)           Management’s annual report on internal control over financial reporting and the report thereon of Ernst & Young LLP are included herein under Item 8. “Financial Statements and Supplementary Data.”

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information set forth under the captions “Information About Director Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement to be filed with the United States Securities and Exchange Commission (SEC), relating to our 2020 annual meeting of stockholders, is incorporated herein by reference. The information required by Item 10 regarding our executive officers appears in a separately captioned heading after Item 4. “Information About our Executive Officers” in Part I of this report.

Item 11.  Executive Compensation.

The information set forth under the captions “Director Compensation” and “Executive Officer Compensation” of our definitive proxy statement to be filed with the SEC, relating to our 2020 annual meeting of stockholders, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the captions “Stock Ownership of Directors and Executive Officers” and “Stock Ownership of Certain Beneficial Owners” of our definitive proxy statement to be filed with the SEC, relating to our 2020 annual meeting of stockholders, is incorporated herein by reference.

Equity Compensation Plan Information
Only our 2016 Stock Incentive Plan (2016 plan), which was previously approved by our stockholders, has shares of our common stock available for future grant. However, we have equity compensation plans pursuant to which awards have previously been made that could result in issuance of our common stock to employees and non-employees as compensation.

The following table presents information regarding our equity compensation plans as of December 31, 2019.

	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	53,425,056	[a]	$26.04	46,897,262
Equity compensation plans not approved by security holders	2,778,165	[b]	$28.17	—
Total	56,203,221		26.16	46,897,262

a.
Includes shares of our common stock issuable upon the vesting of 2,995,643 restricted stock units (RSUs) and 3,683,625 performance share units (PSUs) at maximum performance levels, and the termination of deferrals with respect to 1,198,400 RSUs that were vested as of December 31, 2019. These awards are not reflected in column (b) because they do not have an exercise price. The number of securities to be issued in column (a) does not include RSUs granted under our phantom stock plan, which are payable solely in cash.

b.
Represents securities to be issued under awards assumed in our acquisition of McMoRan Exploration Co. Includes shares issuable upon the vesting of 13,500 RSUs that were assumed in prior acquisitions. These awards are not reflected in column (b) because they do not have an exercise price.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the captions “Certain Transactions” and “Board and Committee Independence” of our definitive proxy statement to be filed with the SEC, relating to our 2020 annual meeting of stockholders, is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information set forth under the caption “Independent Registered Public Accounting Firm” of our definitive proxy statement to be filed with the SEC, relating to our 2020 annual meeting of stockholders, is incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Freeport-McMoRan Inc.

We have audited the consolidated financial statements of Freeport-McMoRan Inc. (the Company) as of December 31, 2019 and 2018, and for each of the three years in the period ended December 31, 2019, and have issued our report thereon dated February 14, 2020 included elsewhere in this Form 10-K. Our audits of the consolidated financial statements included the financial statement schedule listed in Item 15 (a)(2) of this Form 10-K (the “schedule”). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s schedule based on our audits.

In our opinion, the schedule presents fairly, in all material respects, the information set forth therein when considered in conjunction with the consolidated financial statements.

/s/ Ernst & Young LLP

Phoenix, Arizona
February 14, 2020

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (In millions)

		Additions (Deductions)
	Balance at	Charged to		Charged to		Other		Balance at
	Beginning of	Costs and		Other		Additions		End of
	Year	Expense		Accounts		(Deductions)		Year
Reserves and allowances deducted
from asset accounts:
Valuation allowance for deferred tax assets
Year Ended December 31, 2019	$4,507	$50	[a]	$19	[b]	$—		$4,576
Year Ended December 31, 2018	4,575	(345)	[c]	8	[b]	269	[d]	4,507
Year Ended December 31, 2017	6,058	(1,484)	[e]	1	[b]	—		4,575

Reserves for non-income taxes:
Year Ended December 31, 2019	$62	$—		$—		$(4)	[f]	$58
Year Ended December 31, 2018	58	7		(1)		(2)	[f]	62
Year Ended December 31, 2017	64	(2)		—		(4)	[f]	58

a.
Primarily relates to a $208 million increase in United States (U.S.) federal deferred tax assets for which no benefit is expected to be realized, partly offset by a $98 million decrease in U.S. foreign tax credits associated with expirations and prior year adjustments, and a $44 million decrease in U.S. federal and state net operating loss carryforwards.

b.	Relates to a valuation allowance for tax benefits primarily associated with actuarial losses for U.S. defined benefit plans included in other comprehensive (loss) income.

c.
Primarily relates to a $315 million decrease in U.S. foreign tax credits associated with expirations and 2017 U.S. tax reform adjustments, and a decrease of $45 million in U.S. federal net operating losses associated with 2018 usage and 2017 U.S tax reform.

d.
Primarily relates to a $244 million increase in foreign net operating losses for which no benefit is expected to be realized resulting from PT Freeport Indonesia’s acquisition of PT Rio Tinto Indonesia.

e.
Relates to a $1.1 billion decrease associated with a reduction in the corporate income tax rate applicable to U.S. federal deferred tax assets and $371 million for the reversal of valuation allowances on U.S. federal alternative minimum tax credits.

f.	Represents amounts paid or adjustments to reserves based on revised estimates.

(a)(3).                      Exhibits.

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
2.1	Agreement and Plan of Merger dated as of November 18, 2006, by and among FCX, Phelps Dodge Corporation and Panther Acquisition Corporation.		8-K	001-11307-01	11/20/2006
2.2	Stock Purchase Agreement, dated as of October 6, 2014, among LMC Candelaria SpA, LMC Ojos del Salado SpA and Freeport Minerals Corporation.		10-Q	001-11307-01	11/7/2014
2.3	Purchase Agreement dated February 15, 2016, between Sumitomo Metal Mining America Inc., Sumitomo Metal Mining Co., Ltd., Freeport-McMoRan Morenci Inc., Freeport Minerals Corporation, and FCX.		8-K	001-11307-01	2/16/2016
2.4	Stock Purchase Agreement dated May 9, 2016, among CMOC Limited, China Molybdenum Co., Ltd., Phelps Dodge Katanga Corporation and FCX.		8-K	001-11307-01	2/9/2016
2.5
Purchase and Sale Agreement dated September 12, 2016, between Freeport-McMoRan Oil & Gas LLC, Freeport-McMoRan Exploration & Production LLC, Plains Offshore Operations Inc. and Anadarko US Offshore LLC.
			10-Q	001-11307-01	11/9/2016
2.6+
PT-FI Divestment Agreement dated as of September 27, 2018 among FCX, International Support LLC, PT Freeport Indonesia, PT Indocopper Investama (subsequently renamed PT Indonesia Papua Metal Dan Mineral) and PT Indonesia Asahan Aluminium (Persero).
			10-Q	001-11307-01	11/9/2018
2.7
Supplemental and Amendment Agreement to the PT-FI Divestment Agreement, dated December 21, 2018, among FCX, PT Freeport Indonesia, PT Indonesia Papua Metal Dan Mineral (f/k/a PT Indocopper Investama), PT Indonesia Asahan Aluminium (Persero) and International Support LLC.
			10-K	001-11307-01	2/15/2019
3.1	Amended and Restated Certificate of Incorporation of FCX, effective as of June 8, 2016.		8-K	001-11307-01	6/9/2016
3.2	Amended and Restated By-Laws of FCX, effective as of June 8, 2016.		8-K	001-11307-01	6/9/2016
4.1	Description of Common Stock of Freeport-McMoRan Inc.	X
4.2
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
4.11
Form of 7.125% Debenture due November 1, 2027 of Phelps Dodge Corporation issued on November 5, 1997, pursuant to the Indenture dated as of September 22, 1997, between Phelps Dodge Corporation and The Chase Manhattan Bank, as Trustee (relating to the 7.125% Senior Notes due 2027).
			8-K	001-00082	11/3/1997
4.12
Form of 9.5% Note due June 1, 2031 of Phelps Dodge Corporation issued on May 30, 2001, pursuant to the Indenture dated as of September 22, 1997, between Phelps Dodge Corporation and First Union National Bank, as successor Trustee (relating to the 9.50% Senior Notes due 2031).
			8-K	001-00082	5/30/2001
4.13
Form of 6.125% Note due March 15, 2034 of Phelps Dodge Corporation issued on March 4, 2004, pursuant to the Indenture dated as of September 22, 1997, between Phelps Dodge Corporation and First Union National Bank, as successor Trustee (relating to the 6.125% Senior Notes due 2034).
			10-K	001-00082	3/7/2005
4.14
Supplemental Indenture dated as of April 4, 2007 to the Indenture dated as of September 22, 1997, among Phelps Dodge Corporation, as Issuer, Freeport-McMoRan Copper & Gold Inc., as Parent Guarantor, and U.S. Bank National Association, as Trustee (relating to the 7.125% Senior Notes due 2027, the 9.50% Senior Notes due 2031, and the 6.125% Senior Notes due 2034).
			10-K	001-11307-01	2/26/2016
4.15	Form of Certificate representing shares of common stock, par value $0.10.		8-A/A	001-11307-01	8/10/2015
4.16	Indenture dated as of August 15, 2019, between FCX and U.S. Bank National Association, as Trustee (relating to the 5.00% Senior Notes due 2027 and the 5.25% Senior Notes due 2029).		8-K	001-11307-01	8/15/2019
4.17
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
			8-K	001-11307-01	8/15/2019
4.19	Form of 5.00% Senior Notes due 2027 (included in Exhibit 4.18).		8-K	001-11307-01	8/15/2019
4.20	Form of 5.25% Senior Notes due 2029 (included in Exhibit 4.9).		8-K	001-11307-01	8/15/2019
10.1	Concentrate Purchase and Sales Agreement dated effective December 11, 1996, between PT Freeport Indonesia and PT Smelting.		S-3	333-72760	11/5/2001
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
			10-K	001-11307-01	2/27/2015
10.3	Amendment No. 8 dated as of April 16, 2014 to the Concentrate Purchase and Sales Agreement dated December 11,1996 between PT Freeport Indonesia and PT Smelting.		10-K	001-11307-01	2/20/2018
10.4	Amendment No. 9 dated as of April 10, 2017 to the Concentrate Purchase and Sales Agreement dated December 11,1996 between PT Freeport Indonesia and PT Smelting.		10-K	001-11307-01	2/20/2018
10.5	Shareholders Agreement dated as of December 21, 2018, among FCX, PT Freeport Indonesia, PT Indonesia Papua Metal Dan Mineral and PT Indonesia Asahan Aluminium (Persero).		10-K	001-11307-01	2/15/2019
10.6	PT Freeport Indonesia Special Mining License (IUPK) from the Minister of Energy and Mineral Resources of the Republic of Indonesia (English translation).		10-K	001-11307-01	2/15/2019
10.7
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
10.11
First Amendment dated as of May 2, 2019 to the Revolving Credit Agreement dated as of April 20, 2018, among Freeport-McMoRan Inc., PT Freeport Indonesia, Freeport-McMoRan Oil & Gas LLC, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and each of the lenders and issuing banks party thereto.

			8-K	001-11307-01	5/2/2019
10.12
Second Amendment dated as of November 25, 2019 to the Revolving Credit Agreement dated as of April 20, 2018, as amended by that certain First Amendment dated as of May 2, 2019, among Freeport-McMoRan Inc., PT Freeport Indonesia, Freeport-McMoRan Oil & Gas LLC, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and each of the lenders and issuing banks party thereto.
			8-K	001-11307-01	11/25/2019
10.13*	Letter Agreement dated as of December 19, 2013, by and between FCX and Richard C. Adkerson.		8-K	001-11307-01	12/23/2013
10.14*	FCX Director Compensation.	X
10.15*	Amended and Restated Executive Employment Agreement dated effective as of December 2, 2008, between FCX and Kathleen L. Quirk.		10-K	001-11307-01	2/26/2009
10.16*	Amendment to Amended and Restated Executive Employment Agreement dated December 2, 2008, by and between FCX and Kathleen L. Quirk, dated April 27, 2011.		8-K	001-11307-01	4/29/2011
10.17*	FCX Executive Services Program.		10-K	001-11307-01	2/24/2017
10.18*	FCX Supplemental Executive Retirement Plan, as amended and restated.		8-K	001-11307-01	2/5/2007
10.19*	FCX Supplemental Executive Capital Accumulation Plan.		10-Q	001-11307-01	5/12/2008
10.20*	FCX Supplemental Executive Capital Accumulation Plan Amendment One.		10-Q	001-11307-01	5/12/2008
10.21*	FCX Supplemental Executive Capital Accumulation Plan Amendment Two.		10-K	001-11307-01	2/26/2009
10.22*	FCX Supplemental Executive Capital Accumulation Plan Amendment Three.		10-K	001-11307-01	2/27/2015
10.23*	FCX Supplemental Executive Capital Accumulation Plan Amendment Four.		10-K	001-11307-01	2/27/2015
10.24*	FCX 2005 Supplemental Executive Capital Accumulation Plan, as amended and restated effective January 1, 2015.		10-K	001-11307-01	2/27/2015
10.25*	Freeport Minerals Corporation Supplemental Retirement Plan, as amended and restated.		10-K	001-11307-01	2/15/2019
10.26*	FCX Amended and Restated 1999 Stock Incentive Plan, as amended and restated.		10-Q	001-11307-01	5/10/2007
10.27*	FCX 2003 Stock Incentive Plan, as amended and restated.		10-Q	001-11307-01	5/10/2007

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
10.28*	FCX 2004 Director Compensation Plan, as amended and restated.		10-Q	001-11307-01	8/6/2010
10.29*	FCX Amended and Restated 2006 Stock Incentive Plan.		10-K	001-11307-01	2/27/2014
10.30*	FCX 2016 Stock Incentive Plan.		8-K	001-11307-01	6/9/2016
10.31*	Form of Notice of Grant of Nonqualified Stock Options and Restricted Stock Units under the 2006 Stock Incentive Plan (for grants made to non-management directors and advisory directors).		8-K	001-11307-01	6/14/2010
10.32*	Form of Nonqualified Stock Options Grant Agreement under the FCX stock incentive plans (effective February 2014).		10-K	001-11307-01	2/27/2014
10.33*	Form of Notice of Grant of Restricted Stock Units (for grants made to non-management directors).		10-K	001-11307-01	2/24/2017
10.34*	Form of Restricted Stock Unit Agreement (effective February 2015).		10-K	001-11307-01	2/27/2015
10.35*	Form of Performance Share Unit Agreement (effective March 2016).		10-K	001-11307-01	2/20/2018
10.36*	Form of Performance Share Unit Agreement (effective February 2018).		10-K	001-11307-01	2/20/2018
10.37*	Form of Nonqualified Stock Options Grant Agreement (effective February 2018).		10-K	001-11307-01	2/20/2018
10.38*	Form of Restricted Stock Unit Agreement (effective February 2018).		10-K	001-11307-01	2/20/2018
10.39*	FCX Annual Incentive Plan (effective January 2019).		10-K	001-11307-01	2/15/2019
14.1	FCX Principles of Business Conduct.	X
21.1	Subsidiaries of FCX.	X
23.1	Consent of Ernst & Young LLP.	X
24.1	Certified resolution of the Board of Directors of FCX authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney.	X
24.2	Powers of Attorney pursuant to which this report has been signed on behalf of certain officers and directors of FCX.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.	X
95.1	Mine Safety Disclosure.	X
101.INS	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	X
104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL.	X

Note:  Certain instruments with respect to long-term debt of FCX have not been filed as exhibits to this Annual Report on Form 10-K since the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of FCX and its subsidiaries on a consolidated basis. FCX agrees to furnish a copy of each such instrument upon request of the Securities and Exchange Commission (SEC).

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
Bornite. A red-brown isometric mineral comprising copper, iron and sulfur.
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
Tailings. The crushed and ground material remaining after economically recoverable minerals have been extracted. In upstream design and construction, tailings are deposited on the upstream side of the starter embankment, with subsequent crest raises progressively shifting upstream of each previous raise, using deposited tailings as a foundation. In downstream design and construction, tailings are deposited on the upstream side of the starter embankment. Borrow fill or a portion of the tailings are placed on the downstream side of the starter embankment. Subsequent crest raises progressively shift downstream of each previous raise, such that the previous raise becomes the foundation of the subsequent raise. As a result, the toe and the crest of the embankment progressively shift downstream as the embankment is raised. In centerline design and construction, tailings are deposited on the upstream side of the starter embankment. Borrow fill or a portion of the tailings are placed on the crest of the starter embankment. Subsequent crest raises are constructed vertically along the centerline of the previous raise such that the previous raise becomes the foundation of the subsequent raise. As a result, the toe of the embankment shifts downstream but the crest stays along initial alignment as the embankment is raised.
Tolling. The process of converting customer-owned material into specified products, which is then returned to the customer.
Working interest. An interest in an oil and gas lease that gives the owner of the interest the right to drill for and produce oil and gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 2020.

Freeport-McMoRan Inc.

By:/s/ Richard C. Adkerson
Richard C. Adkerson
Vice Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on February 14, 2020.

/s/ Richard C. Adkerson	Vice Chairman of the Board, President and Chief Executive Officer
Richard C. Adkerson	(Principal Executive Officer)

/s/ Kathleen L. Quirk	Executive Vice President and Chief Financial Officer
Kathleen L. Quirk	(Principal Financial Officer)

*	Vice President and Controller - Financial Reporting
C. Donald Whitmire, Jr.	(Principal Accounting Officer)

*	Chairman of the Board
Gerald J. Ford

*	Director
Lydia H. Kennard

*	Director
Dustan E. McCoy

*	Director
John J. Stephens

*	Director
Frances Fragos Townsend

* By: /s/ Richard C. Adkerson
Richard C. Adkerson
Attorney-in-Fact

S - 1