Form 10-Q
period 2020-03-31
FREEPORT-MCMORAN INC
filed 2020-05-07
CIK 831259

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
On April 30, 2020, there were issued and outstanding 1,451,970,774 shares of the registrant’s common stock, par value $0.10 per share.

Freeport-McMoRan Inc.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

Freeport-McMoRan Inc.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2020	December 31, 2019
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,602	$2,020
Trade accounts receivable	515	741
Income and other tax receivables	591	426
Inventories:
Materials and supplies, net	1,614	1,649
Mill and leach stockpiles	1,106	1,143
Product	1,134	1,281
Other current assets	795	655
Total current assets	7,357	7,915
Property, plant, equipment and mine development costs, net	29,899	29,584
Long-term mill and leach stockpiles	1,272	1,425
Other assets	1,691	1,885
Total assets	$40,219	$40,809

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,465	$2,576
Current portion of environmental and asset retirement obligations	305	436
Current portion of debt	245	5
Accrued income taxes	128	119
Dividends payable	—	73
Total current liabilities	3,143	3,209
Long-term debt, less current portion	9,829	9,821
Deferred income taxes	4,087	4,210
Environmental and asset retirement obligations, less current portion	3,758	3,630
Other liabilities	2,439	2,491
Total liabilities	23,256	23,361

Equity:
Stockholders’ equity:
Common stock	158	158
Capital in excess of par value	25,875	25,830
Accumulated deficit	(12,771)	(12,280)
Accumulated other comprehensive loss	(668)	(676)
Common stock held in treasury	(3,739)	(3,734)
Total stockholders’ equity	8,855	9,298
Noncontrolling interests	8,108	8,150
Total equity	16,963	17,448
Total liabilities and equity	$40,219	$40,809

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2020	2019
	(In millions, except per share amounts)
Revenues	$2,798	$3,792
Cost of sales:
Production and delivery	2,545	2,919
Depreciation, depletion and amortization	341	347
Metals inventory adjustments	222	57
Total cost of sales	3,108	3,323
Selling, general and administrative expenses	110	112
Mining exploration and research expenses	16	27
Environmental obligations and shutdown costs	26	42
Net loss (gain) on sales of assets	11	(33)
Total costs and expenses	3,271	3,471
Operating (loss) income	(473)	321
Interest expense, net	(127)	(146)
Net loss on early extinguishment of debt	(32)	(6)
Other income, net	20	14
(Loss) income from continuing operations before income taxes and equity in affiliated companies’ net earnings (losses)	(612)	183
Benefit from (provision for) income taxes	60	(105)
Equity in affiliated companies’ net earnings (losses)	3	(3)
Net (loss) income from continuing operations	(549)	75
Net gain from discontinued operations	—	1
Net (loss) income	(549)	76
Net loss (income) attributable to noncontrolling interests	58	(45)
Net (loss) income attributable to common stockholders	$(491)	$31

Basic and diluted net (loss) income per share attributable to common stockholders:
Continuing operations	$(0.34)	$0.02
Discontinued operations	—	—
	$(0.34)	$0.02

Weighted-average common shares outstanding:
Basic	1,452	1,451
Diluted	1,452	1,457

Dividends declared per share of common stock	$—	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

	Three Months Ended
	March 31,
	2020	2019
	(In millions)
Net (loss) income	$(549)	$76

Other comprehensive income, net of taxes:
Defined benefit plans:
Amortization of unrecognized amounts included in net periodic benefit costs	12	11
Foreign exchange losses	(5)	—
Other comprehensive income	7	11

Total comprehensive (loss) income	(542)	87
Total comprehensive loss (income) attributable to noncontrolling interests	59	(45)
Total comprehensive (loss) income attributable to common stockholders	$(483)	$42

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2020	2019
	(In millions)
Cash flow from operating activities:
Net (loss) income	$(549)	$76
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	341	347
Metals inventory adjustments	222	57
Net loss (gain) on sales of assets	11	(33)
Stock-based compensation	27	29
Net charges for environmental and asset retirement obligations, including accretion	60	64
Payments for environmental and asset retirement obligations	(71)	(46)
Net charges for defined pension and postretirement plans	18	26
Pension plan contributions	(26)	(16)
Net loss on early extinguishment of debt	32	6
Deferred income taxes	(118)	33
Charges for Cerro Verde royalty dispute	9	15
Payments for Cerro Verde royalty dispute	(57)	(10)
Other, net	(56)	42
Changes in working capital and other:
Accounts receivable	205	19
Inventories	154	192
Other current assets	(89)	42
Accounts payable and accrued liabilities	(149)	(247)
Accrued income taxes and timing of other tax payments	(2)	(62)
Net cash (used in) provided by operating activities	(38)	534

Cash flow from investing activities:
Capital expenditures:
North America copper mines	(184)	(210)
South America	(74)	(61)
Indonesia	(326)	(319)
Molybdenum mines	(7)	(4)
Other	(19)	(28)
Proceeds from sales of assets	66	84
Other, net	(2)	(8)
Net cash used in investing activities	(546)	(546)

Cash flow from financing activities:
Proceeds from debt	1,478	114
Repayments of debt	(1,242)	(1,356)
Cash dividends and distributions paid:
Common stock	(73)	(73)
Noncontrolling interests	—	(9)
Contributions from noncontrolling interests	32	—
Stock-based awards net payments	(4)	(7)
Debt financing costs and other, net	(18)	—
Net cash provided by (used in) financing activities	173	(1,331)

Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(411)	(1,343)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	2,278	4,455
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,867	$3,112

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
THREE MONTHS ENDED MARCH 31

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at December 31, 2019	1,582	$158	$25,830	$(12,280)	$(676)	131	$(3,734)	$9,298	$8,150	$17,448
Exercised and issued stock-based awards	1	—	1	—	—	—	—	1	—	1
Stock-based compensation, including the tender of shares	—	—	29	—	—	—	(5)	24	—	24
Contributions from noncontrolling interests	—	—	15	—	—	—	—	15	17	32
Net loss attributable to common stockholders	—	—	—	(491)	—	—	—	(491)	—	(491)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	(58)	(58)
Other comprehensive income (loss)	—	—	—	—	8	—	—	8	(1)	7
Balance at March 31, 2020	1,583	$158	$25,875	$(12,771)	$(668)	131	$(3,739)	$8,855	$8,108	$16,963

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at December 31, 2018	1,579	$158	$26,013	$(12,041)	$(605)	130	$(3,727)	$9,798	$8,094	$17,892
Exercised and issued stock-based awards	3	—	1	—	—	—	—	1	—	1
Stock-based compensation, including the tender of shares	—	—	23	—	—	1	(7)	16	—	16
Dividends	—	—	(73)	—	—	—	—	(73)	(70)	(143)
Changes in noncontrolling interests	—	—	(1)	—	—	—	—	(1)	(11)	(12)
Net income attributable to common stockholders	—	—	—	31	—	—	—	31	—	31
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	45	45
Other comprehensive income	—	—	—	—	11	—	—	11	—	11
Balance at March 31, 2019	1,582	$158	$25,963	$(12,010)	$(594)	131	$(3,734)	$9,783	$8,058	$17,841

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. GENERAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles (GAAP) in the United States (U.S.). Therefore, this information should be read in conjunction with Freeport-McMoRan Inc.’s (FCX) consolidated financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2019 (2019 Form 10-K). The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three-month period ended March 31, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Operations Update. Because of the significant negative impacts of the COVID-19 pandemic on the global economy, including the recent decline in copper and molybdenum prices, in April 2020 FCX revised its operating plans. FCX has assessed its near-term operating plans with a focus on maximizing cash flow and protecting liquidity in a weak and uncertain economic environment and to preserve asset values for anticipated improved copper prices as economic conditions recover. A series of actions are being implemented to significantly reduce costs and capital spending and adjust mine plans and corresponding mining and milling rates to maximize cash flow at lower prices. The plans also incorporate the impact of lower input costs, principally energy and foreign exchange rates, and higher gold prices.

In mid-March 2020, the Peruvian government issued a Supreme Decree and declaration of a National Emergency in its efforts to contain the outbreak of COVID-19, and subsequently extended this order through May 10, 2020. To comply with the government’s requirements, Cerro Verde temporarily transitioned to a care and maintenance status and has adjusted its operations to prioritize critical activities. Cerro Verde has also completed construction of temporary onsite facilities and enhanced protocols to enable critical operations to be maintained in compliance with the Peruvian government order. During April 2020, Cerro Verde operated at an average of approximately one-third of planned rates. Beginning in late April 2020, operating rates increased to over 50 percent of capacity. In early May, the Peruvian government updated its State of Emergency to allow major mining operations to gradually increase activities. Cerro Verde is in discussions with the Peruvian government to clarify the requirements for gradual resumption of normal operations. The revised operating plans reflect the continuation of limited operations at Cerro Verde during second-quarter 2020 and increased mining and milling rates in the second half of 2020. Idle facility costs associated with this temporary shutdown totaled $22 million in first-quarter 2020. Additionally, in April 2020, FCX suspended operations at its Chino copper mine in New Mexico to address COVID-19 concerns. The revised operating plans take into account the impact of the currently suspended operations at the Chino mine. FCX is currently assessing options and future timing of restart of the Chino mine. FCX’s revised operating plans and estimates reflect current assumptions, and FCX will continue to closely monitor health and market conditions and make further adjustments to its mine plans as required.

In connection with the decline in copper and molybdenum prices, FCX evaluated its long-lived assets, other than indefinite-lived intangible assets, for impairment as of March 31 2020. Indefinite-lived intangible assets are evaluated annually as of December 31, and when it is more likely than not that the intangible asset is impaired. FCX’s long-lived asset impairment evaluations required FCX to make several assumptions in determining estimates of future cash flows of its individual mining operations, including: near- and long-term metal price assumptions; estimates of commodity-based and other input costs; proven and probable mineral reserves estimates, including the timing and costs to develop and produce the reserves; and the value of mineral resources not yet included in proven and probable mineral reserves. Projected long-term average metal prices represented the most significant assumption used in the cash flow estimates.

FCX’s evaluation of long-lived assets (other than indefinite-lived intangible assets) did not result in the recognition of significant impairments as of March 31, 2020. Should copper and molybdenum prices decline further in future periods, FCX will continue to evaluate its long-lived assets for impairment. Refer to Note 3 for adjustments to reduce inventories to their net realizable values.

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

Reconciliations of net (loss) income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted net (loss) income per share follow (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2020	2019
Net (loss) income from continuing operations	$(549)	$75
Net loss (income) from continuing operations attributable to noncontrolling interests	58	(45)
Undistributed earnings allocated to participating securities	(3)	(3)
Net (loss) income from continuing operations attributable to common stockholders	(494)	27

Net income from discontinued operations attributable to common stockholders	—	1

Net (loss) income attributable to common stockholders	$(494)	$28

Basic weighted-average shares of common stock outstanding	1,452	1,451
Add shares issuable upon exercise or vesting of dilutive stock options and restricted stock units (RSUs)[a]	—	6
Diluted weighted-average shares of common stock outstanding	1,452	1,457

Basic and diluted net (loss) income per share attributable to common stockholders:
Continuing operations	$(0.34)	$0.02
Discontinued operations	—	—
	$(0.34)	$0.02

a.
Excludes approximately 10 million shares of common stock in first-quarter 2020 and 3 million in first-quarter 2019 associated with outstanding stock options with exercise prices less than the average market price of FCX’s common stock and RSUs that were anti-dilutive.

Outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of diluted net (loss) income per share of common stock. Stock options for 40 million shares of common stock were excluded in first-quarter 2020 and 39 million shares in first-quarter 2019.

NOTE 3. INVENTORIES, INCLUDING LONG-TERM MILL AND LEACH STOCKPILES

The components of inventories follow (in millions):

	March 31, 2020	December 31, 2019
Current inventories:
Total materials and supplies, net[a]	$1,614	$1,649

Mill stockpiles	$158	$220
Leach stockpiles	948	923
Total current mill and leach stockpiles	$1,106	$1,143

Raw materials (primarily concentrate)	$209	$318
Work-in-process	106	124
Finished goods	819	839
Total product	$1,134	$1,281

Long-term inventories:
Mill stockpiles	$193	$181
Leach stockpiles	1,079	1,244
Total long-term mill and leach stockpiles[b]	$1,272	$1,425

a.	Materials and supplies inventory was net of obsolescence reserves totaling $25 million at March 31, 2020, and $24 million at December 31, 2019.

b.	Estimated metals in stockpiles not expected to be recovered within the next 12 months.

FCX recorded charges to adjust metals inventory carrying values to net realizable values because of lower market prices totaling $222 million in first-quarter 2020, associated with copper inventories ($205 million) and molybdenum inventories ($17 million); and $57 million in first-quarter 2019, associated with cobalt inventories (refer to Note 9 for metals inventory adjustments by business segment).

NOTE 4. INCOME TAXES

Geographic sources of FCX’s benefit from (provision for) income taxes follow (in millions):

	Three Months Ended
	March 31,
	2020	2019
U.S. operations	$5	$2
International operations	55	(107)
Total	$60	$(105)

FCX’s consolidated effective income tax rate was 10 percent for first-quarter 2020 and 57 percent for first-quarter 2019. Because FCX's U.S. jurisdiction generated net losses in first-quarter 2020 and 2019 that will not result in a realized tax benefit, applicable accounting rules require FCX to adjust its estimated annual effective tax rate to exclude the impact of U.S. net losses. Variations in the relative proportions of jurisdictional income result in fluctuations to FCX’s consolidated effective income tax rate.

In connection with the negative impacts of the COVID-19 pandemic on the global economy, governments throughout the world are announcing measures that are intended to provide tax and other financial relief. Such measures include the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), signed into law by President Trump on March 27, 2020. None of these measures, including the CARES Act, resulted in material impacts to FCX’s March 31, 2020, provision for income taxes.  Some of these measures will provide FCX with the opportunity to accelerate the timing of cash collections, primarily those associated with the U.S. alternative minimum tax credit refunds. FCX continues to evaluate income tax accounting considerations of additional measures as they develop, including any impact on the Company’s measurement of existing deferred tax assets and deferred tax liabilities. FCX will recognize any impact from COVID-19 related changes to tax laws in the period in which the new legislation is enacted.

NOTE 5. DEBT AND EQUITY

The components of debt follow (in millions):

	March 31, 2020	December 31, 2019
Senior notes and debentures:
Issued by FCX	$8,773	$8,602
Issued by Freeport Minerals Corporation (FMC)	357	357
Cerro Verde credit facility	826	826
Other	118	41
Total debt	10,074	9,826
Less current portion of debt	(245)	(5)
Long-term debt	$9,829	$9,821

Revolving Credit Facility. At March 31, 2020, FCX had no borrowings outstanding and $13 million in letters of credit issued under its revolving credit facility, resulting in availability of approximately $3.5 billion, of which approximately $1.5 billion could be used for additional letters of credit. Availability under FCX’s revolving credit facility consists of $3.28 billion maturing April 2024 and $220 million maturing April 2023. At March 31, 2020, FCX was in compliance with its revolving credit facility covenants.

Senior Notes.  On March 4, 2020, FCX completed the sale of $700 million of 4.125% Senior Notes due 2028 and $600 million of 4.25% Senior Notes due 2030 for total net proceeds of $1.29 billion. Interest on these senior notes is payable semiannually on March 1 and September 1 of each year. These senior notes rank equally with FCX’s other existing and future unsecured and unsubordinated indebtedness. FCX used a portion of the net proceeds from this offering to purchase a portion of its 4.00% Senior Notes due 2021 and its 3.55% Senior Notes due 2022 and the payment of accrued and unpaid interest, premiums, fees and expenses in connection with these transactions. As a result of these transactions, FCX recorded a loss on early extinguishment of debt totaling $32 million in first-quarter 2020 as follows (in millions):

	Principal Amount	Net Adjustments	Book Value	Tender Value	Loss
FCX 4.00% Senior Notes due 2021	$40	$—	$40	$42	$2
FCX 3.55% Senior Notes due 2022	1,075	5	1,070	1,100	30
	$1,115	$5	$1,110	$1,142	$32

On April 3, 2020, FCX used the remaining net proceeds from the offering to fund the make-whole redemption of all of its remaining 4.00% Senior Notes due 2021 (book value of $154 million as of March 31, 2020) and the payment of accrued and unpaid interest, premiums, fees and expenses in connection with the transaction. As a result of the redemption, FCX expects to record a loss on early extinguishment of debt of $9 million in second-quarter 2020.

Interest Expense, Net. Consolidated interest costs (before capitalization) totaled $171 million in first-quarter 2020 and $178 million in first-quarter 2019. Capitalized interest added to property, plant, equipment and mine development costs, net, totaled $44 million in first-quarter 2020 and $32 million in first-quarter 2019.

Common Stock.  In March 2020, in response to the COVID-19 pandemic and resulting global economic uncertainties, the FCX Board of Directors (the Board) suspended FCX’s quarterly cash dividend of $0.05 per share previously planned for May 1, 2020. Under current market and economic conditions, the Board does not expect to declare common stock dividends during 2020. The declaration and payment of future dividends is at the discretion of the Board and will be assessed on an ongoing basis, taking into account FCX’s financial results, cash requirements, future prospects, global economic conditions and other factors deemed relevant by the Board.

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

In April 2020, FCX entered into forward sales contracts for 150 million pounds of copper for settlement in May and June of 2020. The forward sales provide for fixed pricing of $2.34 per pound of copper on approximately 60 percent of North America's projected sales volumes for May and June 2020.

A discussion of FCX’s other derivative contracts and programs follow.

Derivatives Designated as Hedging Instruments – Fair Value Hedges
Copper Futures and Swap Contracts. Some of FCX’s U.S. copper rod customers request a fixed market price instead of the Commodity Exchange Inc. (COMEX) average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures or swap contracts. Hedging gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses resulting from hedge ineffectiveness during the three-month periods ended March 31, 2020 and 2019. At March 31, 2020, FCX held copper futures and swap contracts that qualified for hedge accounting for 84 million pounds at an average contract price of $2.56 per pound, with maturities through September 2021.

A summary of (losses) gains recognized in revenues for derivative financial instruments related to commodity contracts that are designated and qualify as fair value hedge transactions, including the unrealized gains (losses) on the related hedged item follows (in millions):

	Three Months Ended
	March 31,
	2020	2019
Copper futures and swap contracts:
Unrealized (losses) gains:
Derivative financial instruments	$(33)	$18
Hedged item – firm sales commitments	33	(18)

Realized (losses) gains:
Matured derivative financial instruments	(9)	2

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

A summary of FCX’s embedded derivatives at March 31, 2020, follows:

	Open Positions	Average Price Per Unit		Maturities Through
		Contract	Market
Embedded derivatives in provisional sales contracts:
Copper (millions of pounds)	333	$2.59	$2.24	July 2020
Gold (thousands of ounces)	92	1,601	1,614	May 2020
Embedded derivatives in provisional purchase contracts:
Copper (millions of pounds)	87	2.58	2.24	July 2020

Copper Forward Contracts. Atlantic Copper, FCX’s wholly owned smelting and refining unit in Spain, enters into copper forward contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in cost of sales. At March 31, 2020, Atlantic Copper held net copper forward purchase contracts for 34 million pounds at an average contract price of $2.35 per pound, with maturities through May 2020.

Summary of (Losses) Gains. A summary of the realized and unrealized (losses) gains recognized in operating income for commodity contracts that do not qualify as hedge transactions, including embedded derivatives, follows (in millions):

	Three Months Ended
	March 31,
	2020	2019
Embedded derivatives in provisional sales contracts:[a]
Copper	$(238)	$122
Gold and other metals	7	(2)
Copper forward contracts[b]	24	1

a.	Amounts recorded in revenues.

b.	Amounts recorded in cost of sales as production and delivery costs.

Unsettled Derivative Financial Instruments
A summary of the fair values of unsettled commodity derivative financial instruments follows (in millions):

	March 31, 2020	December 31, 2019
Commodity Derivative Assets:
Derivatives designated as hedging instruments:
Copper futures and swap contracts	$4	$6
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional
sales/purchase contracts	34	68
Total derivative assets	$38	$74

Commodity Derivative Liabilities:
Derivatives designated as hedging instruments:
Copper futures and swap contracts	$28	$—
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional
sales/purchase contracts	119	20
Copper forward contracts	—	1
Total derivative liabilities	$147	$21

FCX’s commodity contracts have netting arrangements with counterparties with which the right of offset exists, and it is FCX’s policy to generally offset balances by contract on its balance sheet. FCX’s embedded derivatives on provisional sales/purchase contracts are netted with the corresponding outstanding receivable/payable balances.
A summary of these unsettled commodity contracts that are offset in the balance sheets follows (in millions):

	Assets		Liabilities
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019

Gross amounts recognized:
Embedded derivatives in provisional
sales/purchase contracts	$34	$68	$119	$20
Copper derivatives	4	6	28	1
	38	74	147	21

Less gross amounts of offset:
Embedded derivatives in provisional
sales/purchase contracts	1	—	1	—
Copper derivatives	1	—	1	—
	2	—	2	—

Net amounts presented in balance sheet:
Embedded derivatives in provisional
sales/purchase contracts	33	68	118	20
Copper derivatives	3	6	27	1
	$36	$74	$145	$21

Balance sheet classification:
Trade accounts receivable	$13	$66	$54	$—
Other current assets	3	6	—	—
Accounts payable and accrued liabilities	20	2	91	21
	$36	$74	$145	$21

Credit Risk.  FCX is exposed to credit loss when financial institutions with which it has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. FCX does not anticipate that any of the counterparties it deals with will default on their obligations. As of March 31, 2020, the maximum amount of credit exposure associated with derivative transactions was $34 million.

Other Financial Instruments.  Other financial instruments include cash and cash equivalents, restricted cash, restricted cash equivalents, accounts receivable, investment securities, legally restricted funds, accounts payable and accrued liabilities, dividends payable and long-term debt. The carrying value for cash and cash equivalents (which included time deposits of $0.4 billion at March 31, 2020, and $1.3 billion at December 31, 2019), restricted cash, restricted cash equivalents, accounts receivable, accounts payable and accrued liabilities, and dividends payable approximates fair value because of their short-term nature and generally negligible credit losses (refer to Note 7 for the fair values of investment securities, legally restricted funds and long-term debt).

In addition, as of March 31, 2020, FCX has contingent consideration assets related to the sales of certain oil and gas properties (refer to Note 7 for the related fair values).

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents. The following table provides a reconciliation of total cash, cash equivalents, restricted cash and restricted cash equivalents presented in the consolidated statements of cash flows (in millions):

	March 31, 2020	December 31, 2019
Balance sheet components:
Cash and cash equivalents	$1,602	$2,020
Restricted cash and restricted cash equivalents included in:
Other current assets	113	100
Other assets	152	158
Total cash, cash equivalents, restricted cash and restricted cash equivalents presented in the consolidated statements of cash flows	$1,867	$2,278

NOTE 7. FAIR VALUE MEASUREMENT

Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). FCX did not have any significant transfers in or out of Level 3 during first-quarter 2020.

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

	At March 31, 2020
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$28	$28	$28	$—	$—	$—
Equity securities	3	3	—	3	—	—
Total	31	31	28	3	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	60	60	60	—	—	—
Government mortgage-backed securities	55	55	—	—	55	—
Corporate bonds	39	39	—	—	39	—
Government bonds and notes	22	22	—	—	22	—
Asset-backed securities	11	11	—	—	11	—
Money market funds	8	8	—	8	—	—
Collateralized mortgage-backed securities	4	4	—	—	4	—
Municipal bonds	1	1	—	—	1	—
Total	200	200	60	8	132	—

Derivatives:
Embedded derivatives in provisional sales/purchase contracts in a gross asset position[c]	34	34	—	—	34	—
Copper forward contracts[c]	4	4	—	1	3	—
Total	38	38	—	1	37	—

Contingent consideration for the sale of the
Deepwater GOM oil and gas properties[a]	119	78	—	—	—	78

Liabilities
Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross liability position	(119)	(119)	—	—	(119)	—
Copper futures and swap contracts[c]	(28)	(28)	—	(25)	(3)	—
Total	(147)	(147)	—	(25)	(122)	—

Long-term debt, including current portion[d]	10,074	9,530	—	—	9,530	—

	At December 31, 2019
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$27	$27	$27	$—	$—	$—
Equity securities	4	4	—	4	—	—
Total	31	31	27	4	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	59	59	59	—	—	—
Government mortgage-backed securities	43	43	—	—	43	—
Government bonds and notes	36	36	—	—	36	—
Corporate bonds	33	33	—	—	33	—
Asset-backed securities	14	14	—	—	14	—
Collateralized mortgage-backed securities	7	7	—	—	7	—
Money market funds	3	3	—	3	—	—
Municipal bonds	1	1	—	—	1	—
Total	196	196	59	3	134	—

Derivatives:
Embedded derivatives in provisional sales/purchase contracts in a gross asset position[c]	68	68	—	—	68	—
Copper futures and swap contracts[c]	6	6	—	5	1	—
Contingent consideration for the sale of onshore
California oil and gas properties[a]	11	11	—	—	11	—
Total	85	85	—	5	80	—

Contingent consideration for the sale of the
Deepwater GOM oil and gas properties[a]	122	108	—	—	—	108

Liabilities
Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross liability position	20	20	—	—	20	—
Copper forward contracts	1	1	—	—	1	—
Total	21	21	—	—	21	—

Long-term debt, including current portion[d]	9,826	10,239	—	—	10,239	—

a.	Current portion included in other current assets and long-term portion included in other assets.

b.
Excludes time deposits (which approximated fair value) included in (i) other current assets of $113 million at March 31, 2020, and $100 million at December 31, 2019, and (ii) other assets of $151 million at March 31, 2020, and $157 million at December 31, 2019, primarily associated with an assurance bond to support PT-FI’s commitment for the development of a new smelter in Indonesia and PT-FI’s closure and reclamation guarantees.

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

In 2016, FCX completed the sale of its onshore California oil and gas properties, which included contingent consideration of up to $150 million, consisting of $50 million per year for 2018, 2019 and 2020 if the price of Brent crude oil averages over $70 per barrel in each of these calendar years. Based on current and forecasted oil prices for the remainder of 2020, FCX has concluded the fair value of the last tranche of this contingent consideration derivative approximates zero at March 31, 2020. The fair value of the contingent consideration derivative was $11 million (included in other assets in the consolidated balance sheets) at December 31, 2019. Future changes in the fair value of this contingent consideration derivative will continue to be recorded in operating income. Also, contingent consideration of $50 million was realized in 2018 and collected in first-quarter 2019 (included in proceeds from sales of oil and gas properties in the consolidated statements of cash flows) because the average Brent crude oil price exceeded $70 per barrel for 2018. Contingent consideration of $50 million was not realized in 2019 because the average Brent crude oil price did not exceed $70 per barrel for 2019. The fair value at December 31, 2019, was calculated based on average commodity price forecasts through the applicable maturity date using a Monte-Carlo simulation model. The model used various observable inputs, including Brent crude oil forward prices, volatilities and discount rates. As a result, this contingent consideration asset was classified within Level 2 of the fair value hierarchy.

In December 2016, FCX’s sale of its Deepwater GOM oil and gas properties included up to $150 million in contingent consideration that was recorded at the total amount under the loss recovery approach. The contingent consideration will be received over time as future cash flows are realized from a third-party production handling agreement for an offshore platform, with the related payments commencing in third-quarter 2018. The contingent consideration included in (i) other current assets totaled $18 million at each of March 31, 2020, and December 31, 2019, and (ii) other assets totaled $101 million at March 31, 2020, and $104 million at December 31, 2019. The fair value of this contingent consideration was calculated based on a discounted cash flow model using inputs that include third-party estimates for reserves, production rates and production timing, and discount rates. Because significant inputs are not observable in the market, the contingent consideration is classified within Level 3 of the fair value hierarchy.

Long-term debt, including current portion, is primarily valued using available market quotes and, as such, is classified within Level 2 of the fair value hierarchy.

The techniques described above may produce a fair value that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with other market participants, the use of different techniques or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the techniques used at March 31, 2020, as compared with those techniques used at December 31, 2019.

A summary of the changes in the fair value of FCX’s Level 3 instrument, contingent consideration for the sale of the Deepwater GOM oil and gas properties, during the first three months of 2020 follows (in millions):

Fair value at January 1, 2020	$108
Net unrealized loss related to assets still held at the end of the period	(27)
Settlements	(3)
Fair value at March 31, 2020	$78

NOTE 8. CONTINGENCIES AND COMMITMENTS

Litigation
There were no significant updates to previously reported legal proceedings included in Note 12 of FCX’s 2019 Form 10-K, other than the matters below.

Louisiana Parishes Coastal Erosion Cases. As previously disclosed, in September 2019, affiliates of FCX reached an agreement in principle to settle all 13 cases filed in Louisiana state courts by six south Louisiana parishes (Cameron, Jefferson, Plaquemines, St. Bernard, St. John the Baptist and Vermilion) and the parties that intervened in the litigation in support of the parishes’ claims, including the state of Louisiana, alleging that certain oil and gas exploration and production operations and sulphur mining and production operations of the FCX affiliates damaged coastal wetlands and caused significant land loss along the Louisiana coast.

The agreement in principle does not include any admission of liability by FCX or its affiliates. FCX recorded a charge in third-quarter 2019 for the initial payment of $15 million, which will be paid upon execution of the settlement agreement. The settlement agreement has been executed by the FCX affiliates and several of the Louisiana parishes. FCX expects the agreement to be executed by all parties; however, execution has been delayed by the ongoing COVID-19 pandemic. Upon execution of the settlement agreement by all parties, the FCX affiliates will be fully released and dismissed from all 13 pending cases.

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

Cyprus Mines has contractual indemnification rights, subject to limited reservations, against Imerys, which has historically acknowledged those indemnification obligations, and had taken responsibility for all cases tendered to it. However, on February 13, 2019, Imerys filed for Chapter 11 bankruptcy protection, which triggered an immediate automatic stay under the federal bankruptcy code prohibiting any party from continuing or initiating litigation or asserting new claims against Imerys. As a result, Imerys is no longer defending the talc lawsuits against Cyprus Mines and CAMC. In addition, Imerys has taken the position that it alone owns, and has the sole right to access, the proceeds of the legacy insurance coverage of Cyprus Mines and CAMC for talc liabilities. In late March 2019, Cyprus Mines and CAMC challenged this position and obtained emergency relief from the bankruptcy court to gain access to the insurance until the question of ownership and contractual access can be decided in an adversary proceeding before the bankruptcy court, which was previously scheduled for March 2020, but has been put on hold.

During first-quarter 2019, in a case pending at the time Imerys filed bankruptcy, a California jury entered a $29 million verdict against Johnson & Johnson and Cyprus Mines, of which approximately $2 million was attributed to Cyprus Mines. Taking advantage of the temporary access to the insurance authorized by the bankruptcy court, Cyprus Mines used the insurance to fully resolve the case. Cyprus Mines and the insurers also settled several other cases and secured delays or dismissals in other cases. Multiple trials previously scheduled over the first half of 2020 have been postponed because of the ongoing COVID-19 pandemic. Other cases remain scheduled for trial in the second half of 2020, and postponed cases may be reset prior to the adversary proceeding regarding the legacy insurance, which is currently on hold.

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

Other Matters

PT-FI and PT Smelting Export Licenses. In March 2020, PT-FI received a one-year extension of its export license through March 15, 2021, and PT Smelting (PT-FI’s 25 percent-owned smelter and refinery in Indonesia) received an extension of its anode slimes export license through March 10, 2021.

Cerro Verde Royalty Dispute. In November 2019, Cerro Verde filed a notice of intent to initiate international arbitration against the Peruvian government, which triggered a period for mandatory good faith settlement discussions. The parties were unable to find an amicable resolution and, on February 28, 2020, Cerro Verde filed international arbitration proceedings against the Peruvian government.

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

Beginning in fourth-quarter 2019, Bagdad became a reportable segment. As a result, FCX revised its segment disclosure for the three months ended March 31, 2019, to conform with the current year presentation.

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

Product Revenues. FCX’s revenues attributable to the products it sold for the first quarters of 2020 and 2019 follow (in millions):

	Three Months Ended
	March 31,
	2020	2019
Copper:
Concentrate	$849	$1,165
Cathode	837	859
Rod and other refined copper products	542	507
Purchased copper[a]	235	337
Gold	270	391
Molybdenum	243	288
Other[b]	157	277
Adjustments to revenues:
Treatment charges	(80)	(105)
Royalty expense[c]	(20)	(30)
Export duties[d]	(4)	(17)
Revenues from contracts with customers	3,029	3,672
Embedded derivatives[e]	(231)	120
Total consolidated revenues	$2,798	$3,792

a.	FCX purchases copper cathode primarily for processing by its Rod & Refining operations.

b.	Primarily includes revenues associated with cobalt and silver.

c.	Reflects royalties on sales from PT-FI and Cerro Verde that will vary with the volume of metal sold and prices.

d.	Reflects PT-FI export duties.

e.	Refer to Note 6 for discussion of embedded derivatives related to FCX’s provisionally priced concentrate and cathode sales contracts.

Financial Information by Business Segment

(In millions)

												Atlantic	Corporate,
	North America Copper Mines				South America Mining							Copper	Other
					Cerro			Indonesia		Molybdenum	Rod &	Smelting	& Elimi-		FCX
	Morenci	Bagdad	Other	Total	Verde	Other	Total	Mining		Mines	Refining	& Refining	nations		Total
Three Months Ended March 31, 2020
Revenues:
Unaffiliated customers	$2	$—	$7	$9	$376	$98	$474	$445	[a]	$—	$1,115	$429	$326	[b]	$2,798
Intersegment	442	159	375	976	38	—	38	—		71	8	11	(1,104)		—
Production and delivery	349	126	385	860	424	110	534	343		66	1,119	411	(788)		2,545
Depreciation, depletion and amortization	44	14	34	92	93	15	108	101		16	2	7	15		341
Metals inventory adjustments	4	—	141	145	—	60	60	—		4	—	—	13		222
Selling, general and administrative expenses	1	—	—	1	2	—	2	28		—	—	5	74		110
Mining exploration and research expenses	—	—	1	1	—	—	—	—		—	—	—	15		16
Environmental obligations and shutdown costs	—	—	—	—	—	—	—	—		—	1	—	25		26
Net loss on sales of assets	—	—	—	—	—	—	—	—		—	—	—	11		11
Operating income (loss)	46	19	(179)	(114)	(105)	(87)	(192)	(27)		(15)	1	17	(143)		(473)

Interest expense, net	1	—	—	1	28	—	28	1		—	—	3	94		127
(Benefit from) provision for income taxes	—	—	—	—	(52)	(26)	(78)	12		—	—	—	6		(60)
Total assets at March 31, 2020	2,814	800	4,293	7,907	8,471	1,655	10,126	16,711		1,788	231	635	2,821		40,219
Capital expenditures	44	25	115	184	59	15	74	326		7	2	6	11		610

Three Months Ended March 31, 2019
Revenues:
Unaffiliated customers	$12	$—	$95	$107	$727	$98	$825	$705	[a]	$—	$1,128	$571	$456	[b]	$3,792
Intersegment	458	178	291	927	126	—	126	58		91	6	5	(1,213)		—
Production and delivery	295	120	328	743	439	100	539	556		71	1,133	552	(675)		2,919
Depreciation, depletion and amortization	40	10	33	83	100	14	114	105		16	2	7	20		347
Metals inventory adjustments	—	—	—	—	—	—	—	—		—	—	—	57		57
Selling, general and administrative expenses	1	—	1	2	2	—	2	30		—	—	5	73		112
Mining exploration and research expenses	—	—	—	—	—	—	—	—		—	—	—	27		27
Environmental obligations and shutdown costs	—	—	—	—	—	—	—	—		—	—	—	42		42
Net gain on sales of assets	—	—	—	—	—	—	—	—		—	—	—	(33)		(33)
Operating income (loss)	134	48	24	206	312	(16)	296	72		4	(1)	12	(268)		321

Interest expense, net	1	—	—	1	29	—	29	—		—	—	6	110		146
Provision for (benefit from) income taxes	—	—	—	—	110	(5)	105	26		—	—	1	(27)		105
Total assets at March 31, 2019	2,904	709	4,051	7,664	8,674	1,720	10,394	15,792		1,785	232	771	4,421		41,059
Capital expenditures	62	25	123	210	56	5	61	319		4	1	4	23		622

a.	Includes PT-FI's sales to PT Smelting totaling $380 million in first-quarter 2020 and $409 million in first-quarter 2019.

b.	Includes revenues from FCX's molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America and South America copper mines.

NOTE 10. NEW ACCOUNTING STANDARDS

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

NOTE 11. SUBSEQUENT EVENTS

FCX evaluated events after March 31, 2020, and through the date the consolidated financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Freeport-McMoRan Inc.

Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of Freeport-McMoRan Inc. (the Company) as of March 31, 2020, the related consolidated statements of operations, comprehensive (loss) income, cash flows and equity for the three-month periods ended March 31, 2020 and 2019, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019, the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for the year then ended, and the related notes (not presented herein); and in our report dated February 14, 2020, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 7, 2020

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), “we,” “us” and “our” refer to Freeport-McMoRan Inc. (FCX) and its consolidated subsidiaries. You should read this discussion in conjunction with our consolidated financial statements, the related MD&A and the discussion of our Business and Properties in our annual report on Form 10-K for the year ended December 31, 2019 (2019 Form 10-K), filed with the United States (U.S.) Securities and Exchange Commission (SEC). The results of operations reported and summarized below are not necessarily indicative of future operating results (refer to “Cautionary Statement” for further discussion). References to “Notes” are Notes included in our Notes to Consolidated Financial Statements (Unaudited). Throughout MD&A, all references to losses or income per share are on a diluted basis.

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

In response to the global coronavirus (COVID-19) pandemic and resulting significant negative impact on the global economy, we have revised our operating plans. These revised operating plans are designed to protect the health and well-being of our employees, their families and communities where they live, ensure safe and reliable operations, to serve customers and protect our strong liquidity position through reductions in costs and capital spending while preserving the long-term value of our assets.

We have proactively implemented operating protocols at each of our operating sites to contain and mitigate the risk of spread of COVID-19. A series of actions have been implemented, including, but not limited to, physical distancing, travel restrictions, sanitizing, and frequent health screening and monitoring. We are also incorporating testing procedures administered by medical providers at many of our facilities. In April 2020, we suspended operations at our Chino copper mine in New Mexico because of the spread of COVID-19 among a limited number of employees. Our protocols have been effective in mitigating and preventing a major outbreak of COVID-19 at our operating sites. As the COVID-19 pandemic and related effects continue to evolve rapidly worldwide, we will continue to monitor, assess and update our COVID-19 related response, as needed.

We have assessed our near-term operating plans with a focus on maximizing cash flow and protecting liquidity in a weak and uncertain economic environment to preserve asset values for anticipated improved copper prices as economic conditions recover. A series of actions are being implemented to significantly reduce costs and capital spending and adjust mine plans and corresponding mining and milling rates to maximize cash flow at lower prices. Our revised operating plans are highlighted by: (1) a $1.3 billion reduction in 2020 estimated operating costs; (2) an $800 million reduction in 2020 estimated capital expenditures; (3) a $100 million reduction in 2020 estimated exploration and administrative costs; and (4) an approximate 400 million pound reduction in North America and South America 2020 estimated copper sales volumes. These and other actions taken are discussed in more detail in “Operations.” The plans also incorporate the impact of lower input costs, principally energy and foreign exchange rates, and higher gold prices. Our revised operating plans and estimates reflect current assumptions, and we will continue to closely monitor health and market conditions and make further adjustments to mine plans as required.

We continue to achieve important progress to establish large-scale, low-cost production from our underground ore bodies at Grasberg and are nearing completion of the initial phase of the Lone Star copper leach project (refer to “Operations” for further discussion).

Net (loss) income attributable to common stock totaled $(491) million in first-quarter 2020 and $31 million in first-quarter 2019. First-quarter 2020 results, compared with the 2019 period, primarily reflect net realizable value metals inventory adjustments, lower copper prices, and lower copper and gold sales volumes. Refer to “Consolidated Results” for further discussion.

At March 31, 2020, we had $1.6 billion in consolidated cash and cash equivalents and $10.1 billion in total debt. We had no borrowings and $3.5 billion was available under our $3.5 billion, unsecured revolving credit facility at

March 31, 2020. We have a strong liquidity position to manage volatility, and following the April 2020 redemption of the remaining 4.00% Senior Notes, no senior notes maturing until 2022. Refer to Note 5 for discussion of debt and “Capital Resources and Liquidity” for discussion of our first-quarter 2020 debt transactions.

OUTLOOK

Despite a rapid change in market conditions and unfavorable changes to the global economy as a result of the COVID-19 pandemic, which is negatively impacting our short-term outlook, we continue to view the long-term outlook for our business positively, supported by limitations on supplies of copper and by the requirements for copper in the world’s economy. Our financial results vary as a result of fluctuations in market prices primarily for copper, gold and, to a lesser extent, molybdenum, as well as other factors. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. Refer to “Markets” below and “Risk Factors” in Part II, Item 1A. herein for further discussion. Because we cannot control the prices of our products, the key measures that management focuses on in operating our business are sales volumes, unit net cash costs, operating cash flows and capital expenditures.

Following are consolidated operating and financial data for the year 2020, comparing current estimates to the estimates reported in January 2020:

			April 2020 Estimates			January 2020 Estimates
			(Based on $2.30 per pound of copper)			(Based on $2.85 per pound of copper)
	First-quarter 2020 (Actual)		Remainder of 2020	Total 2020		Total 2020		Total Percent Change
CONSOLIDATED OPERATING DATA
Sales, excluding purchases
Copper (billions of recoverable pounds)	0.7		2.4	3.1		3.5		(11)%
Gold (thousands of recoverable ounces)	144		636	780		775		1%
Molybdenum (millions of recoverable pounds)	21		59	80	[a]	88		(9)%

Unit net cash costs per pound[b]	$1.90	[c]	$1.44	$1.55	[d,e]	$1.75	[d]	(12)%

CONSOLIDATED FINANCIAL DATA (in billions)
Operating cash flows	$—		$1.8	$1.8	[d,e]	$2.4	[d]	(25)%
Capital expenditures[f]	$0.6		$1.4	$2.0		$2.8		(29)%
Operating cash flows less capital expenditures	$(0.6)		$0.4	$(0.2)		$(0.4)		50%
Cash and cash equivalents	$1.6		N/A	$1.7		$1.1		55%
Total debt, including current portion	$10.1		N/A	$9.7		$9.9	[g]	(2)%

a.	Projected molybdenum sales include 25 million pounds produced by our Molybdenum mines and 55 million pounds produced by our North America and South America copper mines.

b.	Reflects per pound weighted-average unit net cash costs (net of by-product credits) for all copper mines, before net noncash and other costs.

c.
For reconciliations of per pound unit costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements, refer to “Product Revenues and Production Costs.”

d.
Based on current sales volume and cost estimates, and assuming average prices of $1,600 per ounce of gold and $9.00 per pound of molybdenum for the remainder of 2020. The January 2020 estimates were based on average prices of $1,500 per ounce of gold and $10.00 per pound of molybdenum for the year 2020.

e.	The impact of price changes for the remainder of 2020 on consolidated unit net cash costs and operating cash flows follows:

Change for Remainder of 2020	Consolidated Unit Net Cash Costs	Operating Cash Flows
	(per pound)	(in millions)
Copper: +/- $0.10 per pound	N/A	$250
Gold: +/- $50 per ounce	$0.01	$30
Molybdenum: +/- $2 per pound	$0.02	$100

f.	Excludes capital expenditures for the development of the new smelter in Indonesia (refer to “Operations - Indonesia Mining”).

g.	The January 2020 estimates included $0.5 billion in debt associated with the new smelter for PT Freeport Indonesia (PT-FI).

Sales Volumes
For our projected consolidated sales volumes for the year 2020, see the table above. Consolidated sales volumes for second-quarter 2020 under our revised operating plans are expected to approximate 690 million pounds of copper, 165 thousand ounces of gold and 19 million pounds of molybdenum. Projected sales volumes for the remainder of 2020 are dependent on operational performance, impacts from COVID-19, weather-related conditions, timing of shipments, and other factors. For other important factors that could cause results to differ materially from projections, refer to “Cautionary Statement,” and “Risk Factors” contained in Part I, Item 1A. of our 2019 Form 10-K and “Risk Factors” contained in Part II, Item 1A. herein.

As PT-FI continues to ramp-up production from its significant underground ore bodies, metal production is expected to improve significantly in 2021.

Consolidated Operating Cash Flows
Our consolidated operating cash flows vary with sales volumes; prices realized from copper, gold and molybdenum sales; production costs; income taxes; other working capital changes; and other factors. As noted above, consolidated operating cash flows under our revised operating plans are estimated to approximate $1.8 billion (including $0.8 billion of working capital and other sources) for the year 2020. The substantial majority of operating cash flows for the year are expected to be generated in the second half of 2020. Estimated consolidated operating cash flows for the year 2020 also reflect an estimated income tax provision of $0.2 billion (refer to “Consolidated Results – Income Taxes” for further discussion of our projected income tax rate for the year 2020).

Consolidated Capital Expenditures
As noted in the table above, consolidated capital expenditures are expected to approximate $2.0 billion for the year 2020, including $1.3 billion for major mining projects, primarily associated with underground development activities in the Grasberg minerals district and completion of the Lone Star copper leach project, and exclude estimates associated with the new smelter in Indonesia. Approximately 60 percent of projected 2020 capital expenditures are expected to be incurred in the first half of 2020.

Corporate Items and Other
We are also implementing a series of actions to reduce administrative and centralized support costs in conjunction with our revised operating plans. Cost savings initiatives include a temporary reduction in certain employee benefits, the initiation of furloughs and employee separation programs and reductions in bonus programs, third party service costs, facilities costs, travel and other expenses. As part of the cost savings initiatives, the Board of Directors (the Board) approved a 25 percent reduction in the salary of each of our Chief Executive Officer and Chief Financial Officer through the end of 2020. Each of these executives has also agreed to forgo substantially all their reduced cash salary for the remainder of 2020, which will be paid in an award of restricted stock units that will vest at the end of the year. Selling, general and administrative expense for the remainder of 2020 is expected to be over 15 percent below the January 2020 estimates for the same period.

MARKETS

World prices for copper, gold and molybdenum can fluctuate significantly. During the period from January 2010 through March 2020, the London Metal Exchange (LME) copper settlement price varied from a low of $1.96 per pound in 2016 to a record high of $4.60 per pound in 2011; the London Bullion Market Association (LBMA) PM gold price fluctuated from a low of $1,049 per ounce in 2015 to a record high of $1,895 per ounce in 2011; and the Metals Week Molybdenum Dealer Oxide weekly average price ranged from a low of $4.46 per pound in 2015 to a high of $18.60 per pound in 2010. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in “Risk Factors” contained in Part I, Item 1A. of our 2019 Form 10-K and Part II, Item 1A. herein.

LME Copper Prices

Through March 31, 2020

1,500
1,200
900
600
300
-
000s of metric tons
$5.00
$4.50
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$-
Dollars per pound
Exchange Stocks
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
Exchange Stocks
LME Copper Prices

This graph presents LME copper settlement prices and the combined reported stocks of copper at the LME, Commodity Exchange Inc., a division of the New York Mercantile Exchange, and the Shanghai Futures Exchange from January 2010 through March 2020. During first-quarter 2020, LME copper settlement prices ranged from a low of $2.09 per pound to a high of $2.86 per pound, averaged $2.56 per pound and settled at $2.18 per pound on March 31, 2020. In March 2020, copper prices declined sharply in reaction to the COVID-19 pandemic. The outbreak has caused substantial disruption in global economies and markets. The current and anticipated economic impacts of the pandemic have eclipsed the positive momentum that existed for copper prices at the start of 2020 following progress on the trade dispute between the U.S. and China and other improving economic prospects. The LME copper settlement price was $2.37 per pound on April 30, 2020.

While we acknowledge significant economic challenges in the near-term, we continue to believe the underlying long-term fundamentals of the copper business remain positive, supported by the significant role of copper in the global economy and a challenging long-term supply environment attributable to difficulty in replacing existing large mines’ output with new production sources. Future copper prices are expected to be volatile and are likely to be influenced by the world’s response to the COVID-19 pandemic, demand from China and emerging markets, as well as economic activity in the U.S. and other industrialized countries, the timing of the development of new supplies of copper and the production levels of mines and copper smelters.

London Gold Prices

Through March 31, 2020

$1,850
$1,650
$1,450
$1,250
$1,050
$850
$650
$450
$250
Dollars per ounce
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020

This graph presents LBMA PM gold prices from January 2010 through March 2020. During first-quarter 2020, LBMA PM gold prices ranged from a low of $1,474 per ounce to a high of $1,684 per ounce, averaged $1,583 per ounce, and closed at $1,609 per ounce on March 31, 2020. Concerns about the global economy related to the COVID-19 pandemic, historically low U.S. interest rates and the anticipated effects of global stimulus efforts have driven increased demand for gold. The LBMA PM gold price was $1,703 per ounce on April 30, 2020.

Metals Week Molybdenum Dealer Oxide Prices

Through March 31, 2020

$25
$20
$15
$10
$5
$0
Dollars per pound
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020

This graph presents the Metals Week Molybdenum Dealer Oxide weekly average price from January 2010 through March 2020. During first-quarter 2020, the weekly average price of molybdenum ranged from a low of $8.17 per pound to a high of $10.79 per pound, averaged $9.66 per pound, and was $8.17 per pound on March 31, 2020. Molybdenum prices during first-quarter 2020 were also negatively impacted by economic uncertainty associated with the COVID-19 pandemic. The Metals Week Molybdenum Dealer Oxide weekly average price was $8.41 per pound on April 30, 2020.

CONSOLIDATED RESULTS

	Three Months Ended March 31,
	2020		2019
SUMMARY FINANCIAL DATA	(in millions, except per share amounts)
Revenues[a,b]	$2,798		$3,792
Operating (loss) income[a,c,d,e]	$(473)		$321	[f]
Net (loss) income attributable to common stock[g,h]	$(491)	[i]	$31
Diluted net (loss) income per share of common stock	$(0.34)		$0.02
Diluted weighted-average common shares outstanding	1,452		1,457

Operating cash flows[j]	$(38)		$534
Capital expenditures	$610		$622
At March 31:
Cash and cash equivalents	$1,602		$2,833
Total debt, including current portion	$10,074		$9,905

a.	Refer to Note 9 for a summary of revenues and operating (loss) income by operating division.

b.
Includes (unfavorable) favorable adjustments to prior period provisionally priced concentrate and cathode copper sales totaling $(107) million ($(45) million to net loss attributable to common stock or $(0.03) per share) in first-quarter 2020 and $70 million ($29 million to net income attributable to common stock or $0.02 per share) in first-quarter 2019 (refer to Note 6).

c.
Includes metals inventory adjustments totaling $222 million ($182 million to net loss attributable to common stock or $0.12 per share) in first-quarter 2020 and $57 million ($26 million to net income attributable to common stock or $0.02 per share) in first-quarter 2019.

d.
Includes net (losses) gains on sales of assets totaling $(11) million ($(11) million to net loss attributable to common stock or $(0.01) per share) in first-quarter 2020 and $33 million ($33 million to net income attributable to common stock or $0.02 per share) in first-quarter 2019 (refer to Note 7).

e.
Includes net charges to environmental obligations and related litigation reserves totaling $14 million ($14 million to net loss attributable to common stock or $0.01 per share) in first-quarter 2020 and $35 million ($35 million to net income attributable to common stock or $0.02 per share) in first-quarter 2019.

f.
Includes charges totaling $22 million ($10 million to net income attributable to common stock or $0.01 per share), primarily associated with weather-related issues at El Abra and for non-recurring employee costs at PT-FI.

g.
Includes after-tax net losses on early extinguishment of debt totaling $32 million ($0.02 per share) in first-quarter 2020 and $5 million (less than $0.01 per share) in first-quarter 2019 (refer to Note 5).

h.	We defer recognizing profits on intercompany sales until final sales to third parties occur. Refer to “Operations – Smelting and Refining” for a summary of net impacts from changes in these deferrals.

i.
Includes net charges totaling $17 million ($0.01 per share), primarily associated with (i) COVID-19 related net charges of $9 million associated with idle facility costs at Cerro Verde and contract cancellation costs at El Abra, and (ii) other net charges of $8 million, primarily related to a change in a tax position at Cerro Verde and asset impairments. These charges, before income taxes and noncontrolling interests, were recorded to production and delivery ($25 million), depreciation, depletion and amortization ($8 million), interest expense, net ($7 million) and other income, net ($4 million).

j.	Working capital and other sources (uses) totaled $119 million in first-quarter 2020 and $(56) million in first-quarter 2019.

	Three Months Ended March 31,
	2020	2019
SUMMARY OPERATING DATA
Copper (millions of recoverable pounds)
Production	731	780
Sales, excluding purchases	729	784
Average realized price per pound	$2.43	$2.90
Site production and delivery costs per pound[a]	$2.19	$2.17
Unit net cash costs per pound[a]	$1.90	$1.78
Gold (thousands of recoverable ounces)
Production	156	166
Sales, excluding purchases	144	242
Average realized price per ounce	$1,606	$1,291
Molybdenum (millions of recoverable pounds)
Production	19	23
Sales, excluding purchases	21	22
Average realized price per pound	$11.10	$12.69

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

Revenues
Consolidated revenues totaled $2.8 billion in first-quarter 2020 and $3.8 billion in first-quarter 2019. Revenues from our mining operations primarily include the sale of copper concentrate, copper cathode, copper rod, gold in concentrate and molybdenum. Refer to Note 9 for a summary of product revenues.

Following is a summary of changes in our consolidated revenues between periods (in millions):

Three Months Ended March 31

Consolidated revenues - 2019 period	$3,792
Lower sales volumes:
Copper	(160)
Gold	(127)
Molybdenum	(7)
(Lower) higher average realized prices:
Copper	(342)
Gold	45
Molybdenum	(34)
Adjustments for prior period provisionally priced copper sales	(177)
Lower Atlantic Copper revenues	(136)
Lower revenues from purchased copper	(102)
Lower cobalt revenues	(96)
Lower treatment charges	25
Lower royalties and export duties	23
Other, including intercompany eliminations	94
Consolidated revenues - 2020 period	$2,798

Sales Volumes. Consolidated copper and gold sales volumes decreased in first-quarter 2020, compared to first-quarter 2019, primarily reflecting anticipated lower mill rates at PT-FI as it continues to ramp-up production from its underground ore bodies and lower mill rates, recovery rates and ore grades at Cerro Verde, partly offset by higher mining rates in North America. Refer to “Operations” for further discussion of sales volumes at our mining operations.

Realized Prices. Our consolidated revenues can vary significantly as a result of fluctuations in the market prices of copper, gold and molybdenum. Average realized prices for first-quarter 2020, compared with first-quarter 2019, were 16 percent lower for copper, 24 percent higher for gold and 13 percent lower for molybdenum.

Average realized copper prices include net (unfavorable) favorable adjustments to current period provisionally priced copper sales totaling $(131) million in first-quarter 2020 and $52 million in first-quarter 2019. As discussed in Note 6, substantially all of our copper concentrate and cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) based primarily on quoted LME monthly average copper prices. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on provisionally priced concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until final pricing on the date of settlement. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs.

Prior Period Provisionally Priced Copper Sales. Net (unfavorable) favorable adjustments to prior periods’ provisionally priced copper sales (i.e., provisionally priced sales at December 31, 2019 and 2018) recorded in consolidated revenues totaled $(107) million in first-quarter 2020 and $70 million in first-quarter 2019. Refer to Notes 6 and 9 for a summary of total adjustments to prior period and current period provisionally priced sales.

At March 31, 2020, we had provisionally priced copper sales totaling 187 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average of $2.24 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the March 31, 2020, provisional price recorded would have an approximate $6 million effect on our 2020 net income attributable to common stock. The LME copper price settled at $2.37 per pound on April 30, 2020.

Atlantic Copper Revenues. Atlantic Copper revenues totaled $440 million in first-quarter 2020 and $576 million in first-quarter 2019. Lower revenues in first-quarter 2020, compared with first-quarter 2019, primarily reflect lower copper prices.

Purchased Copper. We purchase copper cathode primarily for processing by our Rod & Refining operations. Purchased copper volumes totaled 88 million pounds in first-quarter 2020 and 117 million pounds in first-quarter 2019.

Cobalt Revenues. Cobalt revenues totaled $65 million in first-quarter 2020 and $161 million in first-quarter 2019. Lower revenues in the first-quarter 2020, compared with first-quarter 2019, primarily reflect the sale of our cobalt refinery and related cobalt cathode precursor business in fourth-quarter 2019.

Treatment Charges. Revenues from our concentrate sales are recorded net of treatment charges, which will vary with the sales volumes and the price of copper.

Royalties and Export Duties. Royalties are primarily on PT-FI sales and vary with the volume of metal sold and the prices of copper and gold. PT-FI will continue to pay export duties until development progress for the new smelter in Indonesia exceeds 50 percent. Refer to “Operations – Indonesia Mining” for further discussion of the new smelter in Indonesia and to Note 9 for a summary of royalty expense and export duties.

Production and Delivery Costs
Consolidated production and delivery costs totaled $2.5 billion in first-quarter 2020 and $2.9 billion in first-quarter 2019. Lower consolidated production and delivery costs in first-quarter 2020 primarily reflect lower copper sales volumes.

Site Production and Delivery Costs Per Pound. Site production and delivery costs for our copper mining operations primarily include labor, energy and commodity-based inputs, such as sulphuric acid, reagents, liners, tires and explosives. Consolidated site production and delivery costs (before net noncash and other costs) for our copper mines averaged $2.19 per pound of copper in first-quarter 2020 and $2.17 per pound of copper in first-quarter 2019. Higher consolidated site production and delivery costs per pound in first-quarter 2020, compared with first-quarter 2019, primarily reflect higher unit costs in North America (reflecting higher mining and milling costs) and South America (reflecting lower volumes), partly offset by lower unit costs at PT-FI (reflecting lower mining and milling rates associated with the completion of mining the Grasberg open pit). Refer to “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements.

Depreciation, Depletion and Amortization
Depreciation will vary under the unit-of-production (UOP) method as a result of changes in sales volumes and the related UOP rates at our mining operations. Consolidated depreciation, depletion and amortization (DD&A) totaled $341 million in first-quarter 2020 and $347 million in first-quarter 2019. Lower DD&A in first-quarter 2020, compared with first-quarter 2019, primarily reflects lower sales volumes.

Metals Inventory Adjustments
Net realizable value metals inventory adjustments totaled $222 million in first-quarter 2020 and $57 million in first-quarter 2019. Metals inventory adjustments in first-quarter 2020 were related to decreases in copper and molybdenum prices associated with the COVID-19 pandemic, and in first-quarter 2019 were related to decreases in cobalt prices.

Mining Exploration and Research Expenses
Consolidated exploration and research expenses for our mining operations totaled $16 million in first-quarter 2020 and $27 million in first-quarter 2019. Our revised operating plans prioritize existing mine operations and full resource potential of existing operations. Exploration expenditures are being reduced and are expected to approximate $30 million for the year 2020, with activities focused on analyzing and incorporating data from historical drilling programs. We have long-lived reserves and a significant resource position in our existing portfolio.

Environmental Obligations and Shutdown Costs
Environmental obligation costs reflect net revisions to our long-term environmental obligations, which vary from period to period because of changes to environmental laws and regulations, the settlement of environmental matters and/or circumstances affecting our operations that could result in significant changes in our estimates. Shutdown costs include care-and-maintenance costs and any litigation, remediation or related expenditures associated with closed facilities or operations. Net charges for environmental obligations and shutdown costs totaled $26 million in first-quarter 2020 and $42 million in first-quarter 2019.

Interest Expense, Net
Consolidated interest costs (before capitalization) totaled $171 million in first-quarter 2020 and $178 million in first-quarter 2019. Consolidated interest costs decreased in first-quarter 2020, compared to first-quarter 2019, primarily reflecting the impact of lower average debt balances. Refer to Note 5 for further discussion of our first-quarter 2020 debt transactions.

Capitalized interest varies with the level of expenditures for our development projects and average interest rates on our borrowings, and totaled $44 million in first-quarter 2020 and $32 million in first-quarter 2019. Refer to “Capital Resources and Liquidity - Investing Activities” for discussion of capital expenditures associated with our major development projects.

Income Taxes
Following is a summary of the approximate amounts used in the calculation of our consolidated income tax benefit (provision) (in millions, except percentages):

	Three Months Ended March 31,
	2020					2019
	Income (Loss)[a]	Effective Tax Rate		Income Tax (Provision) Benefit		Income (Loss)[a]	Effective Tax Rate	Income Tax (Provision) Benefit
U.S.[b]	$(451)	1%		$4	[c]	$(97)	1%	$1
South America	(202)	39%		78		263	40%	(105)
Indonesia	(19)	(63)%		(12)	[d]	79	33%	(26)	[e]
Eliminations and other	60	N/A		(11)		(62)	N/A	10
Rate adjustment[f]	—	N/A		1		—	N/A	15
Consolidated FCX	$(612)	10%	[g]	$60		$183	57%	$(105)

a.	Represents income (loss) from continuing operations before income taxes and equity in affiliated companies’ net earnings (losses).

b.
In addition to our North America mining operations, the U.S. jurisdiction reflects corporate-level expenses, which include interest expense associated with senior notes, general and administrative expenses, and environmental obligations and shutdown costs.

c.	Includes a tax credit of $6 million associated with the removal of a valuation allowance on deferred tax assets.

d.	Includes a tax charge of $8 million ($7 million net of noncontrolling interest) associated with an unfavorable Indonesia Supreme Court ruling on a 2012 PT-FI income tax matter.

e.	Includes a tax credit of $8 million ($6 million net of noncontrolling interest) associated with the reduction in PT-FI's statutory tax rates in accordance with its special mining license (IUPK).

f.	In accordance with applicable accounting rules, we adjust our interim provision for income taxes to equal our consolidated tax rate.

g.
Our first-quarter 2020 consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which we operate, excluding the U.S. jurisdiction. Because our U.S. jurisdiction generated net losses in first-quarter 2020 that will not result in a realized tax benefit, applicable accounting rules require us to adjust our estimated annual effective tax rate to exclude the impact of U.S. net losses.

Assuming achievement of current sales volume and cost estimates and average prices of $2.30 per pound for copper, $1,600 per ounce for gold and $9.00 per pound for molybdenum for the remainder of 2020, we estimate our consolidated effective tax rate for the year 2020 would approximate 62 percent. Changes in sales volumes and average prices during 2020 would incur tax impacts at estimated effective rates of 38 percent for Indonesia, 34 percent for Peru and 0 percent for the U.S.

Variations in the relative proportions of jurisdictional income result in fluctuations to our consolidated effective income tax rate. Because of our U.S. tax position, we do not record a financial statement impact for income or losses generated in the U.S.

OPERATIONS

We have revised our operating plans in response to the significant negative impacts of the COVID-19 pandemic on the global economy, and we will continue to closely monitor health and market conditions and make further adjustments to our mine plans as required.

Productivity and Innovation Initiatives
During 2019, we advanced initiatives in our North America and South America operations to enhance productivity through the use of new technologies, data science and a more interactive, multi-disciplined operating structure. Capital projects associated with this initiative, which were expected to total $150 million for the year 2020, and were projected to add approximately 200 million pounds of copper per year beginning in 2022, have been suspended in response to current market conditions and capital preservation initiatives. Under current market conditions, our data analytics tools will be utilized to drive cost performance, improve recoveries and other initiatives that do not require significant investment.

North America Copper Mines
We operate seven open-pit copper mines in North America – Morenci, Bagdad, Safford, Sierrita and Miami in Arizona, and Chino and Tyrone in New Mexico. In addition to copper, certain of these mines produce molybdenum concentrate, gold and silver. We are also nearing completion of a development project in eastern Arizona to commence production from the Lone Star leachable ores during the second half of 2020. All of the North America mining operations are wholly owned, except for Morenci. We record our 72 percent undivided joint venture interest in Morenci using the proportionate consolidation method.

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

In April 2020, we entered into forward sales contracts for approximately 150 million pounds of copper for settlement in May and June of 2020. The forward sales provide for fixed pricing of $2.34 per pound of copper on approximately 60 percent of North America’s projected sales volumes for May and June 2020.

Revised Operating Plans. We have completed a review of mine plans at each of our operating sites in North America to target a lower cost mining configuration, defer all nonessential projects and preserve long-term value in the long-lived resources. Under the revised plans, mining and milling rates for the year 2020 have been reduced by approximately 20 percent, resulting in a projected 12 percent decline in North America copper sales for the year 2020 (compared to the January 2020 estimate), lower unit net cash costs and lower capital spending requirements.

The plans take into account the impact of currently suspended operations at the Chino mine. We are currently assessing options and future timing of restart of the Chino mine, which will consider health and market conditions. We have also deferred approximately $0.3 billion in capital projects from 2020 to future periods for the North America copper mines.

Following extensive review, we have elected to complete the initial phase of the Lone Star copper leach project with a remaining investment of approximately $100 million in 2020. The decision was supported by the advanced stage of the project (approximately 90 percent complete), expected quick return of the remaining investment and long-term value of the resource. First production is expected during the second half of 2020. Initial production from the Lone Star copper leach project following a ramp-up period is expected to average approximately 200 million pounds of copper per year and, subject to market conditions, the potential for future expansion options.

Following is selected summary consolidated operating data for the North America copper mines for 2020, including a comparison of April 2020 estimates to the estimates reported in January 2020:

			April 2020 Estimates			January 2020 Estimates
	First-quarter 2020 (Actual)		Remainder of 2020	Total 2020		Total 2020		Total Percent Change
Copper (millions of recoverable pounds)
Sales, excluding purchases	355		1,040	1,395		1,580		(12)%

Unit net cash costs per pound of copper	$2.04	[a]	$1.67	$1.77	[b]	$1.93	[b]	(8)%

a.
For a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements, refer to "Product Revenues and Production Costs."

b.
Average unit net cash costs (net of by-product credits) for our North America copper mines are based on achievement of current sales volume and cost estimates and assuming an average molybdenum price of $9.00 per pound for the remainder of 2020. North America's average unit net cash costs for the year 2020 would change by approximately $0.03 per pound for each $2 per pound change in the average price of molybdenum for the remainder of 2020. The January 2020 estimates were based on an average price of $10.00 per pound of molybdenum for the year 2020.

Operating Data. Following is summary consolidated operating data for the North America copper mines:

	Three Months Ended March 31,
	2020	2019
Operating Data, Net of Joint Venture Interests
Copper (millions of recoverable pounds)
Production	346	336
Sales, excluding purchases	355	320
Average realized price per pound	$2.56	$2.85

Molybdenum (millions of recoverable pounds)
Production[a]	8	7

100% Operating Data
Leach operations
Leach ore placed in stockpiles (metric tons per day)	728,100	705,000
Average copper ore grade (percent)	0.27	0.23
Copper production (millions of recoverable pounds)	235	226

Mill operations
Ore milled (metric tons per day)	333,400	315,600
Average ore grade (percent):
Copper	0.32	0.33
Molybdenum	0.02	0.02
Copper recovery rate (percent)	87.0	87.8
Copper production (millions of recoverable pounds)	178	176

a.	Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at the North America copper mines.

North America’s consolidated copper sales volumes of 355 million pounds in first-quarter 2020 were higher than first-quarter 2019 copper sales volumes of 320 million pounds, primarily reflecting higher mining rates.

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

Gross (Loss) Profit per Pound of Copper and Molybdenum
The following table summarizes unit net cash costs and gross (loss) profit per pound at our North America copper mines. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended March 31,
	2020			2019
	By- Product Method	Co-Product Method		By- Product Method	Co-Product Method
		Copper	Molyb- denum[a]		Copper	Molyb- denum[a]
Revenues, excluding adjustments	$2.56	$2.56	$9.69	$2.85	$2.85	$11.68

Site production and delivery, before net noncash and other costs shown below	2.15	1.97	8.93	2.06	1.92	6.98
By-product credits	(0.22)	—	—	(0.26)	—	—
Treatment charges	0.11	0.10	—	0.11	0.11	—
Unit net cash costs	2.04	2.07	8.93	1.91	2.03	6.98
DD&A	0.26	0.24	0.73	0.26	0.24	0.44
Metals inventory adjustments	0.41	0.41	—	—	—	—
Noncash and other costs, net	0.10	0.08	0.23	0.07	0.07	0.14
Total unit costs	2.81	2.80	9.89	2.24	2.34	7.56
Revenue adjustments, primarily for pricing on prior period open sales	(0.06)	(0.06)	—	0.04	0.04	—
Gross (loss) profit per pound	$(0.31)	$(0.30)	$(0.20)	$0.65	$0.55	$4.12

Copper sales (millions of recoverable pounds)	354	354		320	320
Molybdenum sales (millions of recoverable pounds)[a]			8			7

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

Our North America copper mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) for the North America copper mines of $2.04 per pound of copper in first-quarter 2020 were higher than unit net cash costs of $1.91 per pound of copper in first-quarter 2019, primarily reflecting higher mining and milling costs, partly offset by higher sales volumes.

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

Revised Operating Plans. In mid-March 2020, the Peruvian government issued a Supreme Decree and declaration of a National Emergency in its efforts to contain the outbreak of COVID-19, and subsequently extended this order through May 10, 2020. To comply with the government’s requirements, Cerro Verde temporarily transitioned to a care and maintenance status and has adjusted its operations to prioritize critical activities. Cerro Verde also completed construction of temporary onsite facilities and enhanced protocols to enable critical operations to be maintained in compliance with the Peruvian government order. During April 2020, Cerro Verde operated at an average of approximately one-third of planned rates. Beginning in late April 2020, operating rates increased to over 50 percent of capacity. In early May, the Peruvian government updated its State of Emergency to allow major mining operations to gradually increase activities. Cerro Verde is in discussions with the Peruvian government to clarify the requirements for gradual resumption of normal operations.

Cerro Verde’s revised 2020 plans reflect limited operations during second-quarter 2020 and increased mining and milling rates in the second half of the year. Subject to the timing of Peruvian government approvals associated with the COVID-19 pandemic, milling rates are currently expected to average approximately 400,000 metric tons per day in the second half of 2020. Cerro Verde’s mine plans have been revised to target a lower cost mining configuration, defer all nonessential projects and preserve long-term value in the long-lived resource. Compared with January 2020 estimates, mining and milling rates have been reduced by 13 percent (including the impact of the Peruvian government order and mine plan optimization in the second half of 2020), resulting in a decline in projected copper sales from Cerro Verde of approximately 130 million pounds (13 percent) in 2020. The revised mine plans also include significant reductions in capital spending and operating costs.

Operating plans at El Abra have also been revised to incorporate lower mining rates, operating costs and capital spending. We have deferred approximately $0.2 billion in capital projects for South America mining, including the deferral of construction of a new leach pad at El Abra, from 2020 to future periods.

Following is selected summary consolidated operating data for South America mining for 2020, including a comparison of April 2020 estimates to the estimates reported in January 2020:

			April 2020 Estimates			January 2020 Estimates
	First-quarter 2020 (Actual)		Remainder of 2020	Total 2020		Total 2020		Total Percent Change
Copper sales (millions of recoverable pounds)	247		705	952		1,150		(17)%

Unit net cash costs per pound of copper	$2.00	[a]	$1.89	$1.92	[b]	$1.95	[b]	(2)%

a.
For a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements, refer to "Product Revenues and Production Costs."

b.
Average unit net cash costs (net of by-product credits) for South America mining are based on current sales volume and cost estimates and assuming an average price of $9.00 per pound of molybdenum for the remainder of 2020. The January estimates were based on an average of $10.00 per pound of molybdenum for the year 2020.

Projected sales volumes and average unit net cash costs for the South America operations are dependent on government approvals for Cerro Verde to return to full operations during the second half of 2020.

Operating Data. Following is summary consolidated operating data for South America mining:

	Three Months Ended March 31,
	2020		2019
Copper (millions of recoverable pounds)
Production	245		299
Sales	247		290
Average realized price per pound	$2.33		$2.93

Molybdenum (millions of recoverable pounds)
Production[a]	4		8

Leach operations
Leach ore placed in stockpiles (metric tons per day)	182,500		166,700
Average copper ore grade (percent)	0.37		0.34
Copper production (millions of recoverable pounds)	63		59

Mill operations
Ore milled (metric tons per day)	349,600	[b]	386,500
Average ore grade (percent):
Copper	0.35		0.37
Molybdenum	0.01		0.02
Copper recovery rate (percent)	78.4		87.2
Copper production (millions of recoverable pounds)	182		240

a.	Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at Cerro Verde.

b.
Beginning on March 16, 2020, Cerro Verde mill operations were impacted as a result of the Peruvian government's issuance of a Supreme Decree and declaration of a National Emergency in its efforts to contain the outbreak of COVID-19. The Cerro Verde mill operations averaged over 400,000 metric tons of ore per day from January 1, 2020, through March 15, 2020.

Lower consolidated copper sales volumes from South America of 247 million pounds in first-quarter 2020, compared with 290 million pounds in first-quarter 2019, primarily reflect anticipated lower recovery rates and ore grades and lower mill rates associated with Cerro Verde’s temporary transition to a care and maintenance status associated with the COVID-19 pandemic.

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

Gross (Loss) Profit per Pound of Copper
The following table summarizes unit net cash costs and gross (loss) profit per pound of copper at the South America mining operations. Unit net cash costs per pound of copper are reflected under the by-product and co-product methods as the South America mining operations also had sales of molybdenum and silver. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended March 31,
	2020			2019
	By-Product Method		Co-Product Method	By-Product Method		Co-Product Method
Revenues, excluding adjustments	$2.33		$2.33	$2.93		$2.93

Site production and delivery, before net noncash and other costs shown below	2.00		1.85	1.73		1.55
By-product credits	(0.17)		—	(0.34)		—
Treatment charges	0.16		0.16	0.19		0.19
Royalty on metals	0.01		0.01	0.01		0.01
Unit net cash costs	2.00		2.02	1.59		1.75
DD&A	0.44		0.40	0.39		0.34
Metals inventory adjustments	0.24		0.24	—		—
Noncash and other costs, net	0.12	[a]	0.11	0.09	[b]	0.09
Total unit costs	2.80		2.77	2.07		2.18
Revenue adjustments, primarily for pricing on prior period open sales	(0.30)		(0.30)	0.16		0.16
Gross (loss) profit per pound	$(0.77)		$(0.74)	$1.02		$0.91

Copper sales (millions of recoverable pounds)	247		247	290		290

a.
Includes COVID-19 related costs of $0.08 per pound of copper, primarily associated with idle facility costs at Cerro Verde as a result of the Peruvian government issuance of a Supreme Decree and declaration of a National Emergency in its efforts to contain the outbreak of COVID-19 and contract cancellation costs at El Abra.

b.	Includes charges of $0.04 per pound of copper associated with weather-related impacts at El Abra.

Our South America mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) of $2.00 per pound of copper in first-quarter 2020 were higher than unit net cash costs of $1.59 per pound of copper in first-quarter 2019, primarily reflecting lower sales volumes and lower by-product credits.

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

Indonesia Mining
PT-FI’s assets include one of the world’s largest copper and gold deposits at the Grasberg minerals district in Papua, Indonesia. PT-FI produces copper concentrate that contains significant quantities of gold and silver. We have a 48.76 percent interest in PT-FI and manage its mining operations. As further discussed in Note 2 of our 2019 Form 10-K, under the terms of the shareholders agreement, our economic interest in PT-FI approximates 81 percent through 2022. PT-FI’s results are consolidated in our financial statements.

Substantially all of PT-FI’s copper concentrate is sold under long-term contracts. During the first quarter of 2020, 81 percent of PT-FI’s concentrate production was sold to PT Smelting (PT-FI’s 25-percent-owned smelter and refinery in Gresik, Indonesia).

In late March 2020, a shooting incident occurred near PT-FI’s administrative offices in the lowlands in Papua, Indonesia, resulting in the death of one PT-FI employee. PT-FI continues to work with the Indonesian government to enhance security in and around the lowlands area and throughout the PT-FI project area.

Revised Operating Plans and Development Activities. PT-FI has implemented a series of actions to prevent a spread of COVID-19 at its remote operating site in Papua, Indonesia. While a limited number of COVID-19 cases have been confirmed through testing, PT-FI has been successful in maintaining the health of its workforce while continuing to make important progress in increasing production from its underground ore bodies.

During first-quarter 2020, PT-FI achieved additional progress in increasing mining rates by adding a total of 49 new drawbells at the Deep Mill Level Zone (DMLZ) and Grasberg Block Cave underground mines to build scale. Combined average daily production from the DMLZ and Grasberg Block Cave underground mines averaged approximately 37,500 metric tons of ore per day, slightly above forecast and 44 percent above the fourth-quarter 2019 average. PT-FI remains on track to continue to ramp-up production rates and expects 2021 production of 1.4 billion pounds of copper (more than 75 percent above the current April 2020 estimate for the year 2020) and 1.4 million ounces of gold (70 percent above the current April 2020 estimate for the year 2020).

The successful completion of this ramp up is expected to enable PT-FI to generate average annual production for the next several years of 1.55 billion pounds of copper and 1.6 million ounces of gold at an average unit net cash cost of approximately $0.20 per pound.

PT-FI’s revised plans incorporate benefits of reduced input costs for energy, foreign exchange rates and recent increases in gold prices. PT-FI has also deferred approximately $0.2 billion in capital projects from 2020 to future periods, primarily related to a delay in construction and installation of an additional milling circuit from 2022 to 2023, mostly reflecting limitations on work schedules and travel by international contractors during COVID-19 mitigation measures.

PT-FI's estimated annual capital spending on underground mine development projects is expected to average $0.8 billion per year for the three-year period 2020 through 2022, net of scheduled contributions from PT Indonesia Asahan Aluminium (Persero) (PT Inalum). In accordance with applicable accounting guidance, aggregate costs (before scheduled contributions from PT Inalum), which are expected to average $1.0 billion per year for the three-year period 2020 through 2022, will be reflected as an investing activity in our cash flow statement, and contributions from PT Inalum will be reflected as a financing activity.

Indonesia Smelter. As a result of disruptions to work and travel schedules of international contractors and current limitations on access to the proposed physical site in Gresik, Indonesia associated with COVID-19 mitigation measures, PT-FI notified the Indonesian government of delays in achieving the completion timeline of December 2023. PT-FI is currently discussing with the Indonesian government a deferred schedule for the project as well as other alternatives in light of COVID-19 and global economic conditions.

Following is selected summary consolidated operating data for Indonesia mining for 2020, including a comparison of April 2020 estimates to the estimates reported in January 2020:

			April 2020 Estimates			January 2020 Estimates
	First-quarter 2020 (Actual)		Remainder of 2020	Total 2020		Total 2020		Total Percent Change
Copper sales (millions of recoverable pounds)	127		615	742		750		(1)%
Gold sales (thousands of recoverable ounces)	139		636	775		775		—%

Unit net cash costs per pound of copper	$1.31	[a]	$0.51	$0.65	[b]	$1.04	[b]	(37)%

a.
For a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements, refer to "Product Revenues and Production Costs."

b.
Based on achievement of current sales volume and cost estimates, and assuming an average gold price of $1,600 per ounce for the remainder of 2020. The impact of price changes during the remainder of 2020 on PT-FI's average unit net cash costs for the year 2020 would approximate $0.05 per pound for each $50 per ounce change in the average price of gold. The January 2020 estimates were based on an average price of $1,500 per ounce of gold for the year 2020.

PT-FI's projected sales volumes and unit net cash costs for the year 2020 are dependent on a number of factors, including operational performance and timing of shipments. PT-FI has received a one-year extension of its export license through March 15, 2021.

Operating Data. Following is summary consolidated operating data for Indonesia mining:

	Three Months Ended March 31,
	2020		2019
Operating Data
Copper (millions of recoverable pounds)
Production	140		145
Sales	127		174
Average realized price per pound	$2.28		$2.92

Gold (thousands of recoverable ounces)
Production	152		162
Sales	139		235
Average realized price per ounce	$1,606		$1,291

100% Operating Data
Ore extracted and milled (metric tons per day):
Grasberg open pit	7,500	[a]	102,800
DOZ underground mine[b]	20,200		30,300
Grasberg Block Cave underground mine[b]	19,000		5,000
DMLZ underground mine[b]	18,500		6,800
Big Gossan underground mine[b]	6,800		5,600
Total	72,000		150,500
Average ore grades:
Copper (percent)	1.15		0.62
Gold (grams per metric ton)	0.99		0.58
Recovery rates (percent):
Copper	91.8		84.7
Gold	76.7		68.7
Production:
Copper (millions of recoverable pounds)	140		145
Gold (thousands of recoverable ounces)	152		162

a.	Represents ore from the Grasberg open-pit stockpile.

b.	Reflects ore extracted, including ore from development activities that result in metal production.

PT-FI’s consolidated sales of 127 million pounds of copper and 139 thousand ounces of gold in first-quarter 2020 were lower than first-quarter 2019 consolidated sales of 174 million pounds of copper and 235 thousand ounces of gold, reflecting anticipated lower mill rates as PT-FI continues to ramp-up production from its underground ore bodies.

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

	Three Months Ended March 31,
	2020			2019
	By-Product Method	Co-Product Method		By-Product Method		Co-Product Method
		Copper	Gold			Copper	Gold
Revenues, excluding adjustments	$2.28	$2.28	$1,606	$2.92		$2.92	$1,291

Site production and delivery, before net noncash and other costs shown below	2.68	1.49	1,052	3.10		1.92	850
Gold and silver credits	(1.85)	—	—	(1.81)		—	—
Treatment charges	0.30	0.17	118	0.29		0.18	80
Export duties	0.03	0.02	11	0.10		0.06	27
Royalty on metals	0.15	0.09	50	0.16		0.10	46
Unit net cash costs	1.31	1.77	1,231	1.84		2.26	1,003
DD&A	0.79	0.44	310	0.61		0.37	166
Noncash and other costs, net	0.21	0.12	82	0.01	[a]	0.01	4
Total unit costs	2.31	2.33	1,623	2.46		2.64	1,173
Revenue adjustments, primarily for pricing on prior period open sales	(0.16)	(0.16)	33	0.11		0.11	9
PT Smelting intercompany profit	0.20	0.11	77	0.02		0.01	5
Gross profit (loss) per pound/ounce	$0.01	$(0.10)	$93	$0.59		$0.40	$132

Copper sales (millions of recoverable pounds)	127	127		174		174
Gold sales (thousands of recoverable ounces)			139				235

a.	Includes credits of $0.11 per pound of copper associated with adjustments to prior year treatment and refining charges.

A significant portion of PT-FI’s costs are fixed and unit costs vary depending on volumes and other factors. PT-FI’s unit net cash costs (including gold and silver credits) of $1.31 per pound of copper in first-quarter 2020 were lower than unit net cash credits of $1.84 per pound of copper in first-quarter 2019, primarily reflecting lower site production and delivery costs associated with lower mining and milling rates.

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold. PT-FI will continue to pay export duties until development progress for the new smelter in Indonesia exceeds 50 percent.

PT-FI export duties totaled $4 million in first-quarter 2020 and $17 million in first-quarter 2019, and PT-FI’s royalties totaled $19 million in first-quarter 2020 and $28 million in first-quarter 2019.

Because certain assets are depreciated on a straight-line basis, PT-FI’s unit depreciation rate may vary with asset additions and the level of copper production and sales. DD&A per pound of copper under the by-product method was $0.79 per pound in first-quarter 2020, compared with $0.61 per pound in first-quarter 2019, primarily reflecting lower copper sales volumes in first-quarter 2020.

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

Revised Operating Plans. In response to global market conditions, we intend to reduce production from the Climax open pit mine by approximately 50 percent for the remainder of 2020. The Climax mine produced 17 million pounds of molybdenum in 2019. Revised operating plans for the molybdenum business also include reductions in operating costs, administrative and centralized support costs and capital spending.

Production from the Molybdenum mines totaled 7 million pounds of molybdenum in first-quarter 2020 and 8 million pounds in first-quarter 2019. Refer to “Consolidated Results” for our consolidated molybdenum operating data, which includes sales of molybdenum produced at our Molybdenum mines and from our North America and South America copper mines. Refer to “Outlook” for projected consolidated molybdenum sales volumes.

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

Average unit net cash costs for our Molybdenum mines of $10.03 per pound of molybdenum in first-quarter 2020 were higher than average unit net cash costs of $9.80 per pound in first-quarter 2019. Based on current sales volume and cost estimates, average unit net cash costs for the Molybdenum mines are expected to approximate $10.60 per pound of molybdenum for the year 2020.

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

Atlantic Copper smelts and refines copper concentrate and markets refined copper and precious metals in slimes. During first-quarter 2020, Atlantic Copper’s concentrate purchases include 23 percent from our copper mining operations and 77 percent from third parties.

PT-FI’s contract with PT Smelting provides for PT-FI to supply 100 percent of the copper concentrate requirements (subject to a minimum or maximum treatment charge rate) necessary for PT Smelting to produce 205,000 metric tons of copper annually on a priority basis. PT-FI may also sell copper concentrate to PT Smelting at market rates for quantities in excess of 205,000 metric tons of copper annually. During first-quarter 2020, PT-FI supplied substantially all of PT Smelting’s concentrate requirements. PT Smelting has received a one-year extension of its anode slimes export license through March 10, 2021.

We defer recognizing profits on sales from our mining operations to Atlantic Copper and on 25 percent of PT-FI’s sales to PT Smelting until final sales to third parties occur. Changes in these deferrals attributable to variability in intercompany volumes resulted in net additions (reductions) to operating (loss) income totaling $11 million ($7 million to net loss attributable to common stock) for first-quarter 2020 and $(31) million ($(14) million to net income attributable to common stock) for first-quarter 2019. Our net deferred profits on our inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income attributable to common stock totaled $2 million at March 31, 2020.

Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices will result in variability in our net deferred profits and quarterly earnings. In first-quarter 2020, Indonesia mining's results included the recognition of $25 million in pre-tax net intercompany profit associated with copper concentrate sales to PT Smelting. Based on current price estimates and the impact of changes in operating costs and sales volumes associated with our revised operating plans, we currently expect second-quarter 2020 results to reflect net deferrals of pre-tax profits, which will be recognized in future periods as PT Smelting and Atlantic Copper sell final refined products to third parties.

CAPITAL RESOURCES AND LIQUIDITY

Our consolidated operating cash flows vary with sales volumes; prices realized from copper, gold and molybdenum sales; production costs; income taxes; other working capital changes; and other factors. We believe that we have a high-quality portfolio of long-lived copper assets positioned to generate long-term value. PT-FI has several projects in the Grasberg minerals district related to the development of its large-scale, long-lived, high-grade underground ore bodies and we are nearing completion of a project to develop the Lone Star leachable ores near our Safford operation in eastern Arizona. We are also evaluating other opportunities to enhance net present values, and we continue to consider future development of our copper resources, the timing of which will be dependent on market conditions.

As discussed above, we assessed our near-term operating plans with a focus on maximizing cash flow and protecting liquidity in a weak and uncertain economic environment and to preserve asset values for anticipated improved copper prices as economic conditions recover; in response, we revised our operating plans to include: (1) a $1.3 billion reduction in 2020 estimated operating costs; (2) an $800 million reduction in 2020 estimated capital expenditures; (3) a $100 million reduction in 2020 estimated exploration and administrative costs; and (4) an approximate 400 million pound reduction in North America and South America 2020 estimated copper sales volumes.

As presented in “Outlook,” our projected capital expenditures for the year 2020 under our revised operating plans are approximately $0.2 billion higher than projected operating cash flows, an improvement of 50 percent from the operating plans reported in January 2020, despite an 18 percent decline in estimated copper prices between the two operating plans. We expect our capital expenditures to exceed operating cash flows in the first half of 2020 and to generate operating cash flows in excess of capital expenditures in the second half of 2020. A large portion of the capital expenditures relate to projects that are expected to add significant production and cash flow in future periods, enabling us to generate operating cash flows exceeding capital expenditures in future years. We have cash on hand and the financial flexibility to fund these expenditures and will continue to be disciplined in deploying capital. Subject to future commodity prices for copper, gold and molybdenum, we expect estimated consolidated operating cash flows in 2020, plus available cash and availability under our credit facility, to be sufficient to fund our budgeted capital expenditures and other cash requirements for the year.

At March 31, 2020, we had $5.1 billion in liquidity, comprised of $1.6 billion in consolidated cash and $3.5 billion of availability under our revolving credit facility, of which $3.28 billion matures April 2024 and $220 million matures April 2023. With successful execution of the revised operating plans, we expect operating cash flows to improve significantly in 2021 and future years with substantial cash flow above capital expenditures as economic conditions improve.

We have a strong liquidity position to manage volatility, and following the April 2020 redemption (refer to Note 5 for and “Financing Activities” below), no senior notes maturing until 2022.

Cash
Following is a summary of the U.S. and international components of consolidated cash and cash equivalents available to the parent company, net of noncontrolling interests’ share, taxes and other costs at March 31, 2020 (in billions):

Cash at domestic companies	$0.8
Cash at international operations	0.8
Total consolidated cash and cash equivalents	1.6
Noncontrolling interests’ share	(0.3)
Cash, net of noncontrolling interests’ share	1.3
Withholding taxes	—	[a]
Net cash available	$1.3
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

Debt
At March 31, 2020, our consolidated debt totaled $10.1 billion, with a weighted-average interest rate of 4.5 percent. At March 31, 2020, we had no borrowings, $13 million in letters of credit issued and $3.5 billion of availability under our revolving credit facility and we were in compliance with our revolving credit facility covenants. Refer to Note 5 for further discussion of debt, and “Financing Activities” below and for additional information regarding our debt arrangements, refer to Note 8 included in our 2019 Form 10-K.

Operating Activities
We reported consolidated cash used in operating activities of $38 million (including $119 million of working capital and other sources) in first-quarter 2020 and generated consolidated operating cash flows of $534 million (net of $56 million in working capital and other uses) in first-quarter 2019. Lower operating cash flows in first-quarter 2020 compared with the first-quarter 2019, primarily reflect lower copper and gold sales volumes and lower copper prices.

Investing Activities
Capital Expenditures. Capital expenditures, including capitalized interest, totaled $0.6 billion in first-quarter 2020, including approximately $0.3 billion for major mining projects primarily associated with underground development activities in the Grasberg minerals district and the Lone Star copper leach project. Capital expenditures, including capitalized interest, totaled $0.6 billion in first-quarter 2019, including approximately $0.4 billion for major mining projects. A large portion of the capital expenditures relate to projects that are expected to add significant production and cash flow in future periods, enabling us to generate operating cash flows exceeding capital expenditures in future years. Refer to “Outlook” for further discussion of projected capital expenditures for the year 2020.

Proceeds from Sales of Assets. Proceeds from sales of assets totaled $66 million in first-quarter 2020, primarily related to contingent consideration associated with the 2016 sale of TF Holdings Limited, and $84 million in first-quarter 2019, including $50 million in contingent consideration received associated with the 2016 sale of onshore California oil and gas properties.

Financing Activities
Debt Transactions. Net borrowings of debt in first-quarter 2020 totaled $0.2 billion. During first-quarter 2020, we completed the sale of $1.3 billion in senior notes and used the net proceeds to purchase a portion of our senior notes due 2021 and 2022. On April 3, 2020, we used the remaining net proceeds to redeem the remainder of our senior notes due 2021. We recorded losses on early extinguishment of debt totaling $32 million in first-quarter 2020 related to these transactions.

Net repayments of debt in first-quarter 2019 totaled $1.2 billion, consisting of the redemption of $1.0 billion aggregate principal amount of our 3.100% Senior Notes due 2020 and the repayment of $200 million under Cerro Verde’s credit facility.

Cash Dividends and Distributions Paid. We paid cash dividends on our common stock totaling $73 million in each of the first quarters of 2020 and 2019.

The Board suspended the May 2020 quarterly cash dividend of $0.05 per share on our common stock, and under current market and economic conditions, the Board does not expect to declare common stock dividends during 2020. The payment of future dividends will be assessed on an ongoing basis, taking into account our financial results, cash requirements, future prospects, global economic conditions, and other factors deemed relevant by the Board.

There were no cash dividends or distributions paid to noncontrolling interests in first-quarter 2020 and $9 million paid in first-quarter 2019. Cash dividends and distributions to noncontrolling interests vary based on the operating results and cash requirements of our consolidated subsidiaries.

Contributions from Noncontrolling Interests. During first-quarter 2020, we received equity contributions totaling $32 million from PT Inalum for their share of capital spending on PT-FI underground mine development projects and costs for the new smelter in Indonesia.

CONTRACTUAL OBLIGATIONS

As further discussed in Note 5, during first-quarter 2020, we completed the sale of $1.3 billion in new 8-year and 10-year senior notes at an average interest rate of 4.2 percent. The net proceeds were used to purchase a portion of the senior notes due 2021 and 2022, and in early April 2020, to redeem the remainder of the senior notes due 2021. There have been no other material changes in our contractual obligations since December 31, 2019. Refer to Part II, Items 7. and 7A. in our 2019 Form 10-K, for information regarding our contractual obligations.

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

There have been no material changes to our environmental and asset retirement obligations since December 31, 2019. Updated cost assumptions, including increases and decreases to cost estimates, changes in the anticipated scope and timing of remediation activities, and settlement of environmental matters may result in additional revisions to certain of our environmental obligations. Refer to Note 12 in our 2019 Form 10-K, for further information regarding our environmental and asset retirement obligations.

Litigation and Other Contingencies
Other than as discussed in Note 8, there have been no material changes to our contingencies associated with legal proceedings, environmental and other matters since December 31, 2019. Refer to Note 12 and “Legal Proceedings” contained in Part I, Item 3. of our 2019 Form 10-K, as updated by Note 8, for further information regarding legal proceedings, environmental and other matters.

NEW ACCOUNTING STANDARDS

Refer to Note 10 for a summary of recently adopted accounting standards.

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

We present gross (loss) profit per pound of copper in the following tables using both a “by-product” method and a “co-product” method. We use the by-product method in our presentation of gross (loss) profit per pound of copper because (i) the majority of our revenues are copper revenues, (ii) we mine ore, which contains copper, gold, molybdenum and other metals, (iii) it is not possible to specifically assign all of our costs to revenues from the copper, gold, molybdenum and other metals we produce and (iv) it is the method used by our management and Board to monitor our mining operations and to compare mining operations in certain industry publications. In the co-product method presentations, shared costs are allocated to the different products based on their relative revenue values, which will vary to the extent our metals sales volumes and realized prices change.

We show revenue adjustments for prior period open sales as a separate line item. Because these adjustments do not result from current period sales, these amounts have been reflected separately from revenues on current period sales. Noncash and other costs, which are removed from site production and delivery costs in the calculation of unit net cash costs, consist of items such as stock-based compensation costs, inventory adjustments, long-lived asset impairments, idle facility costs, restructuring and/or unusual charges. As discussed above, gold, molybdenum and other metal revenues at copper mines are reflected as credits against site production and delivery costs in the by-product method. The following schedules are presentations under both the by-product and co-product methods together with reconciliations to amounts reported in our consolidated financial statements.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2020
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$906	$906	$77	$25	$1,008
Site production and delivery, before net noncash and other costs shown below	760	698	71	18	787
By-product credits	(75)	—	—	—	—
Treatment charges	38	36	—	2	38
Net cash costs	723	734	71	20	825
DD&A	92	84	6	2	92
Metals inventory adjustments	145	145	—	—	145
Noncash and other costs, net	34	29	2	3	34
Total costs	994	992	79	25	1,096
Other revenue adjustments, primarily for pricing on prior period open sales	(22)	(22)	—	—	(22)
Gross loss	$(110)	$(108)	$(2)	$—	$(110)

Copper sales (millions of recoverable pounds)	354	354
Molybdenum sales (millions of recoverable pounds)[a]			8

Gross loss per pound of copper/molybdenum:

Revenues, excluding adjustments	$2.56	$2.56	$9.69
Site production and delivery, before net noncash and other costs shown below	2.15	1.97	8.93
By-product credits	(0.22)	—	—
Treatment charges	0.11	0.10	—
Unit net cash costs	2.04	2.07	8.93
DD&A	0.26	0.24	0.73
Metals inventory adjustments	0.41	0.41	—
Noncash and other costs, net	0.10	0.08	0.23
Total unit costs	2.81	2.80	9.89
Other revenue adjustments, primarily for pricing on prior period open sales	(0.06)	(0.06)	—
Gross loss per pound	$(0.31)	$(0.30)	$(0.20)

Reconciliation to Amounts Reported

	Revenues	Production and Delivery	DD&A	Metals Inventory Adjustments
Totals presented above	$1,008	$787	$92	$145
Treatment charges	(8)	30	—	—
Noncash and other costs, net	—	34	—	—
Other revenue adjustments, primarily for pricing on prior period open sales	(22)	—	—	—
Eliminations and other	7	9	—	—
North America copper mines	985	860	92	145
Other mining[c]	2,591	2,473	234	64
Corporate, other & eliminations	(778)	(788)	15	13
As reported in our consolidated financial statements	$2,798	$2,545	$341	$222

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.	Represents the combined total for our other segments, as presented in Note 9.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2019
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$914	$914	$87	$23	$1,024
Site production and delivery, before net noncash and other costs shown below	658	616	52	17	685
By-product credits	(83)	—	—	—	—
Treatment charges	36	35	—	1	36
Net cash costs	611	651	52	18	721
DD&A	83	77	3	3	83
Noncash and other costs, net	23	22	1	—	23
Total costs	717	750	56	21	827
Other revenue adjustments, primarily for pricing on prior period open sales	12	12	—	—	12
Gross profit	$209	$176	$31	$2	$209

Copper sales (millions of recoverable pounds)	320	320
Molybdenum sales (millions of recoverable pounds)[a]			7

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$2.85	$2.85	$11.68
Site production and delivery, before net noncash and other costs shown below	2.06	1.92	6.98
By-product credits	(0.26)	—	—
Treatment charges	0.11	0.11	—
Unit net cash costs	1.91	2.03	6.98
DD&A	0.26	0.24	0.44
Noncash and other costs, net	0.07	0.07	0.14
Total unit costs	2.24	2.34	7.56
Other revenue adjustments, primarily for pricing on prior period open sales	0.04	0.04	—
Gross profit per pound	$0.65	$0.55	$4.12

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	DD&A
Totals presented above	$1,024	$685	$83
Treatment charges	(13)	23	—
Noncash and other costs, net	—	23	—
Other revenue adjustments, primarily for pricing on prior period open sales	12	—	—
Eliminations and other	11	12	—
North America copper mines	1,034	743	83
Other mining[c]	3,515	2,851	244
Corporate, other & eliminations	(757)	(675)	20
As reported in our consolidated financial statements	$3,792	$2,919	$347

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.	Represents the combined total for our other segments, as presented in Note 9.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2020
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$575		$575	$54	$629
Site production and delivery, before net noncash and other costs shown below	494		457	49	506
By-product credits	(42)		—	—	—
Treatment charges	40		40	—	40
Royalty on metals	1		1	—	1
Net cash costs	493		498	49	547
DD&A	107		98	9	107
Metals inventory adjustments	60		60	—	60
Noncash and other costs, net	30	[b]	28	2	30
Total costs	690		684	60	744
Other revenue adjustments, primarily for pricing on prior period open sales	(75)		(75)	—	(75)
Gross loss	$(190)		$(184)	$(6)	$(190)

Copper sales (millions of recoverable pounds)	247		247

Gross loss per pound of copper:

Revenues, excluding adjustments	$2.33		$2.33
Site production and delivery, before net noncash and other costs shown below	2.00		1.85
By-product credits	(0.17)		—
Treatment charges	0.16		0.16
Royalty on metals	0.01		0.01
Unit net cash costs	2.00		2.02
DD&A	0.44		0.40
Metals inventory adjustments	0.24		0.24
Noncash and other costs, net	0.12	[b]	0.11
Total unit costs	2.80		2.77
Other revenue adjustments, primarily for pricing on prior period open sales	(0.30)		(0.30)
Gross loss per pound	$(0.77)		$(0.74)

Reconciliation to Amounts Reported
					Metals
			Production		Inventory
	Revenues		and Delivery	DD&A	Adjustments
Totals presented above	$629		$506	$107	$60
Treatment charges	(40)		—	—	—
Royalty on metals	(1)		—	—	—
Noncash and other costs, net	—		30	—	—
Other revenue adjustments, primarily for pricing on prior period open sales	(75)		—	—	—
Eliminations and other	(1)		(2)	1	—
South America mining	512		534	108	60
Other mining[c]	3,064		2,799	218	149
Corporate, other & eliminations	(778)		(788)	15	13
As reported in our consolidated financial statements	$2,798		$2,545	$341	$222

a.
Includes silver sales of 0.9 million ounces ($17.71 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.
Includes COVID-19 related costs of $20 million ($0.08 per pound of copper), primarily associated with idle facility costs at Cerro Verde as a result of the Peruvian government's issuance of a Supreme Decree and declaration of a National Emergency in its efforts to contain the outbreak of COVID-19 and contract cancellation costs at El Abra.

c.	Represents the combined total for our other segments, as presented in Note 9.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2019
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$850		$850	$112	$962
Site production and delivery, before net noncash and other costs shown below	503		450	66	516
By-product credits	(99)		—	—	—
Treatment charges	56		56	—	56
Royalty on metals	2		2	—	2
Net cash costs	462		508	66	574
DD&A	114		101	13	114
Noncash and other costs, net	24	[b]	24	—	24
Total costs	600		633	79	712
Other revenue adjustments, primarily for pricing on prior period open sales	47		47	—	47
Gross profit	$297		$264	$33	$297

Copper sales (millions of recoverable pounds)	290		290

Gross profit per pound of copper:

Revenues, excluding adjustments	$2.93		$2.93
Site production and delivery, before net noncash and other costs shown below	1.73		1.55
By-product credits	(0.34)		—
Treatment charges	0.19		0.19
Royalty on metals	0.01		0.01
Unit net cash costs	1.59		1.75
DD&A	0.39		0.34
Noncash and other costs, net	0.09	[b]	0.09
Total unit costs	2.07		2.18
Other revenue adjustments, primarily for pricing on prior period open sales	0.16		0.16
Gross profit per pound	$1.02		$0.91

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$962		$516	$114
Treatment charges	(56)		—	—
Royalty on metals	(2)		—	—
Noncash and other costs, net	—		24	—
Other revenue adjustments, primarily for pricing on prior period open sales	47		—	—
Eliminations and other	—		(1)	—
South America mining	951		539	114
Other mining[c]	3,598		3,055	213
Corporate, other & eliminations	(757)		(675)	20
As reported in our consolidated financial statements	$3,792		$2,919	$347

a.
Includes silver sales of 1.3 million ounces ($15.75 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.	Includes charges of $12 million ($0.04 per pound of copper) associated with weather-related impacts at El Abra.

c.	Represents the combined total for our other segments, as presented in Note 9.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2020
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$290	$290	$223	$8	$521
Site production and delivery, before net noncash and other costs shown below	341	190	146	5	341
Gold and silver credits	(236)	—	—	—	—
Treatment charges	38	21	16	1	38
Export duties	4	2	2	—	4
Royalty on metals	19	12	7	—	19
Net cash costs	166	225	171	6	402
DD&A	101	56	43	2	101
Noncash and other costs, net	27	15	12	—	27
Total costs	294	296	226	8	530
Other revenue adjustments, primarily for pricing on prior period open sales	(20)	(20)	5	—	(15)
PT Smelting intercompany profit	25	14	11	—	25
Gross profit (loss)	$1	$(12)	$13	$—	$1

Copper sales (millions of recoverable pounds)	127	127
Gold sales (thousands of recoverable ounces)			139

Gross profit (loss) per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$2.28	$2.28	$1,606
Site production and delivery, before net noncash and other costs shown below	2.68	1.49	1,052
Gold and silver credits	(1.85)	—	—
Treatment charges	0.30	0.17	118
Export duties	0.03	0.02	11
Royalty on metals	0.15	0.09	50
Unit net cash costs	1.31	1.77	1,231
DD&A	0.79	0.44	310
Noncash and other costs, net	0.21	0.12	82
Total unit costs	2.31	2.33	1,623
Other revenue adjustments, primarily for pricing on prior period open sales	(0.16)	(0.16)	33
PT Smelting intercompany profit	0.20	0.11	77
Gross profit (loss) per pound/ounce	$0.01	$(0.10)	$93

Reconciliation to Amounts Reported
		Production
	Revenues	and Delivery	DD&A
Totals presented above	$521	$341	$101
Treatment charges	(38)	—	—
Export duties	(4)	—	—
Royalty on metals	(19)	—	—
Noncash and other costs, net	—	27	—
Other revenue adjustments, primarily for pricing on prior period open sales	(15)	—	—
PT Smelting intercompany profit	—	(25)	—
Indonesia mining	445	343	101
Other mining[b]	3,131	2,990	225
Corporate, other & eliminations	(778)	(788)	15
As reported in our consolidated financial statements	$2,798	$2,545	$341

a.	Includes silver sales of 0.6 million ounces ($14.09 per ounce average realized price).

b.	Represents the combined total for our other segments, as presented in Note 9.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash (Credits) Costs

Three Months Ended March 31, 2019
(In millions)	By-Product		Co-Product Method
	Method		Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$507		$507	$303	$9	$819
Site production and delivery, before net noncash and other costs shown below	538		333	199	6	538
Gold and silver credits	(314)		—	—	—	—
Treatment charges	51		31	19	1	51
Export duties	17		11	6	—	17
Royalty on metals	28		17	11	—	28
Net cash costs	320		392	235	7	634
DD&A	105		65	39	1	105
Noncash and other costs, net	2	[b]	1	1	—	2
Total costs	427		458	275	8	741
Other revenue adjustments, primarily for pricing on prior period open sales	19		19	2	—	21
PT Smelting intercompany profit	3		2	1	—	3
Gross profit	$102		$70	$31	$1	$102

Copper sales (millions of recoverable pounds)	174		174
Gold sales (thousands of recoverable ounces)				235

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$2.92		$2.92	$1,291
Site production and delivery, before net noncash and other costs shown below	3.10		1.92	850
Gold and silver credits	(1.81)		—	—
Treatment charges	0.29		0.18	80
Export duties	0.10		0.06	27
Royalty on metals	0.16		0.10	46
Unit net cash costs	1.84		2.26	1,003
DD&A	0.61		0.37	166
Noncash and other costs, net	0.01	[b]	0.01	4
Total unit costs	2.46		2.64	1,173
Other revenue adjustments, primarily for pricing on prior period open sales	0.11		0.11	9
PT Smelting intercompany profit	0.02		0.01	5
Gross profit per pound/ounce	$0.59		$0.40	$132

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$819		$538	$105
Treatment charges	(51)		—	—
Export duties	(17)		—	—
Royalty on metals	(28)		—	—
Noncash and other costs, net	19		21	—
Other revenue adjustments, primarily for pricing on prior period open sales	21		—	—
PT Smelting intercompany profit	—		(3)	—
Indonesia mining	763		556	105
Other mining[c]	3,786		3,038	222
Corporate, other & eliminations	(757)		(675)	20
As reported in our consolidated financial statements	$3,792		$2,919	$347

a.	Includes silver sales of 0.6 million ounces ($14.85 per ounce average realized price).

b.	Includes credits of $19 million ($0.11 per pound of copper) associated with adjustments to prior year treatment and refining charges.

c.	Represents the combined total for our other segments, as presented in Note 9.

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Three Months Ended March 31,
(In millions)	2020	2019

Revenues, excluding adjustments[a]	$77	$98
Site production and delivery, before net noncash and other costs shown below	64	70
Treatment charges and other	6	7
Net cash costs	70	77
DD&A	16	16
Metals inventory adjustments	4	—
Noncash and other costs, net	2	1
Total costs	92	94
Gross (loss) profit	$(15)	$4

Molybdenum sales (millions of recoverable pounds)[a]	7	8

Gross (loss) profit per pound of molybdenum:

Revenues, excluding adjustments[a]	$10.97	$12.49
Site production and delivery, before net noncash and other costs shown below	9.17	8.94
Treatment charges and other	0.86	0.86
Unit net cash costs	10.03	9.80
DD&A	2.29	2.00
Metals inventory adjustments	0.51	—
Noncash and other costs, net	0.30	0.16
Total unit costs	13.13	11.96
Gross (loss) profit per pound	$(2.16)	$0.53

Reconciliation to Amounts Reported

				Metals
		Production		Inventory
Three Months Ended March 31, 2020	Revenues	and Delivery	DD&A	Adjustments
Totals presented above	$77	$64	$16	$4
Treatment charges and other	(6)	—	—	—
Noncash and other costs, net	—	2	—	—
Molybdenum mines	71	66	16	4
Other mining[b]	3,505	3,267	310	205
Corporate, other & eliminations	(778)	(788)	15	13
As reported in our consolidated financial statements	$2,798	$2,545	$341	$222

Three Months Ended March 31, 2019
Totals presented above	$98	$70	$16	$—
Treatment charges and other	(7)	—	—	—
Noncash and other costs, net	—	1	—	—
Molybdenum mines	91	71	16	—
Other mining[b]	4,458	3,523	311	—
Corporate, other & eliminations	(757)	(675)	20	57
As reported in our consolidated financial statements	$3,792	$2,919	$347	$57

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

GUARANTOR SUMMARIZED FINANCIAL INFORMATION

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

The following summarized financial information includes information regarding FCX, as issuer, FM O&G LLC, as guarantor, and all other non-guarantor subsidiaries of FCX at March 31, 2020, and December 31, 2019, for the three months ended March 31, 2020, and the year ended December 31, 2019.

	FCX		FM O&G LLC		Non-guarantor		Consolidated
	Issuer		Guarantor		Subsidiaries	Eliminations	FCX
As of March 31, 2020
Current assets	$275		$614		$7,092	$(624)	$7,357
Noncurrent assets	1,525		6		32,817	(1,486)	32,862
Current liabilities	368		32		3,400	(657)	3,143
Noncurrent liabilities	9,155		10,986		16,039	(16,067)	20,113

As of December 31, 2019
Current assets	$154		$657		$7,778	$(674)	$7,915
Noncurrent assets	1,620		22		32,692	(1,440)	32,894
Current liabilities	323		42		3,550	(706)	3,209
Noncurrent liabilities	9,180		10,892		15,975	(15,895)	20,152

Three Months Ended March 31, 2020
Revenues	$—		$9		$2,789	$—	$2,798
Operating loss	(12)		(15)		(443)	(3)	(473)
Net (loss) income	(491)	[a]	(83)	[a]	(562)	587	(549)

Year Ended December 31, 2019
Revenues	$—		$40		$14,362	$—	$14,402
Operating (loss) income	(25)		(14)		1,118	12	1,091
Net (loss) income	(239)	[a]	(333)	[a]	(432)	815	(189)

a.	Net (loss) income equals net (loss) income to common stockholders because net (income) loss attributable to noncontrolling interests is zero for issuer and guarantor.

CAUTIONARY STATEMENT
Our discussion and analysis contains forward-looking statements in which we discuss our potential future performance. Forward-looking statements are all statements other than statements of historical facts, such as plans, projections, or expectations relating to ore grades and milling rates; forecasts or expectations regarding business outlook; production and sales volumes; unit net cash costs; cash flows; capital expenditures; liquidity; operating costs; operating plans; cost savings; our expectations regarding our share of PT-FI's net (loss) income and future cash flows through 2022; PT-FI's development, financing, construction and completion of a new smelter in Indonesia; improvements in operating procedures and technology; exploration efforts and results; development and production activities, rates and costs; tax rates; export quotas and duties; the impact of copper, gold and molybdenum price changes; the impact of deferred intercompany profits on earnings; reserve estimates; execution of the settlement agreement associated with the Louisiana coastal erosion cases; and future dividend payments, share purchases and sales. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” "targets," “intends,” “likely,” “will,” “should,” “could,” “to be,” ”potential," “assumptions,” “guidance,” “future” and any similar expressions are intended to identify those assertions as forward-looking statements. The declaration of dividends is at the discretion of the Board and will depend on our financial results, cash requirements, future prospects, and other factors deemed relevant by the Board.

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, the duration and scope of and uncertainties associated with the COVID-19 pandemic, and the impact thereof on commodity prices, our business and the global economy, which are evolving and beyond our control, and any related actions taken by governments and businesses (including the Peruvian government’s order); our ability to contain and mitigate the risk of spread or major outbreak of COVID-19 at our operating sites, including at PT-FI’s remote operating site in Papua; supply of and demand for, and prices of, copper, gold and molybdenum; mine sequencing; changes in mine plans or operational modifications, delays, deferrals or cancellations; production rates; timing of shipments; results of feasibility studies; potential inventory adjustments; potential impairment of long-lived mining assets; the potential effects of violence in Indonesia generally and in the province of Papua; the Indonesian government's extension of PT-FI's export license after March 15, 2021; risks associated with underground mining; satisfaction of requirements in accordance with PT-FI's IUPK to extend mining rights from 2031 through 2041; the Indonesian government's approval of a deferred schedule for completion of the new smelter in Indonesia; expected results from improvements in operating procedures and technology, including innovation initiatives; industry risks; regulatory changes; political and social risks; labor relations; weather- and climate-related risks; environmental risks; litigation results; cybersecurity incidents; changes in general market, economic and industry conditions; financial condition of our customers, suppliers, vendors, partners and affiliates, particularly during weak economic conditions and extended periods of low commodity prices; reductions in liquidity and access to capital; and other factors described in more detail as described further in “Risk Factors” contained in Part I, Item 1A. of our 2019 Form 10-K and in Part II, Item 1A. herein.

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

There have been no material changes in our market risks during the three-month period ended March 31, 2020. In April 2020, FCX entered into copper forward sales contracts to hedge the market risk associated with fluctuations in the price of copper. Refer to Note 6 to our financial statements included herein for additional information on this program.

For additional information on market risks, refer to “Disclosures About Market Risks” included in Part II, Items 7. and 7A. of our 2019 Form 10-K. For projected sensitivities of our operating cash flow to changes in commodity prices, refer to “Outlook” in Part I, Item 2. of this quarterly report on Form 10-Q for the period ended March 31, 2020; for projected sensitivities of our provisionally priced copper sales to changes in commodity prices refer to “Consolidated Results – Revenues” in Part I, Item 2. of this quarterly report on Form 10-Q for the period ended March 31, 2020.

Item 4.	Controls and Procedures.

(a)
Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective as of March 31, 2020.

(b)
Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management does not believe, based on currently available information, that the outcome of any legal proceeding reported in Part I, Item 3. “Legal Proceedings” and Note 12 of our 2019 Form 10-K, as updated in Note 8 herein, will have a material adverse effect on our financial condition; although individual or cumulative outcomes could be material to our operating results for a particular period, depending on the nature and magnitude of the outcome and the operating results for the period.

There have been no material changes to legal proceedings previously disclosed in Part I, Item 3. “Legal Proceedings” and Note 12 of our 2019 Form 10-K, except as described in Note 8 herein.

Item 1A. Risk Factors.

There have been no material changes to our risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our 2019 Form 10-K, except for the new and updated risk factors included below which should be read in conjunction with the risk factors set forth in our 2019 Form 10-K. However, the risks and uncertainties that we face are not limited to those described below and those set forth in our 2019 Form 10-K. Additional risks and uncertainties related to the impact of and attempts to contain the COVID-19 pandemic, but currently unknown or believed not to be material by us, may also adversely affect our business and the trading price of our securities.

The ongoing COVID-19 pandemic and resulting negative impact on the global economy and financial markets has had and will likely continue to have an adverse impact on our business and results of operations, the duration and extent of which is highly uncertain and could be material.

The ongoing COVID-19 pandemic is adversely affecting the global economy and creating significant volatility in the financial markets, including the copper markets. The duration and scope of and uncertainties associated with the ongoing COVID-19 pandemic and the related impact on commodity prices, our business and the global economy are evolving and beyond our control. The extent and duration of adverse impacts that the pandemic may have on supply, demand and prices of the commodities we produce, on our suppliers, vendors, customers and employees and on global financial markets is unknown at this time, but could be both material and prolonged. Prolonged unfavorable economic conditions, and any resulting recession or slowed global economic growth, may result in lower demand for the commodities we produce, as well as the inability of various customers, contractors, suppliers and other business partners to fulfill their obligations, which could have a material adverse effect on our business and results of operations.

In April 2020, we revised our near-term operating plans to maximize cash flow and protect liquidity in a weak and uncertain economic environment and to preserve asset values.  A series of actions have been implemented to significantly reduce costs and capital spending and adjust mine plans and corresponding mining and milling rates to maximize cash flow at lower commodity prices. For additional information, refer to Part 1, Item 2. herein and Note 1 to our financial statements included herein.

Our business and results of operations could be adversely affected if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions or other restrictions in connection with the COVID-19 pandemic. We have proactively implemented operating protocols at each of our operating sites to contain and mitigate the risk of spread of COVID-19, including but not limited to, physical distancing, travel restrictions, sanitizing, and frequent health screening and monitoring. A limited number of COVID-19 cases have been confirmed through testing at PT-FI’s remote operating site in Papua, Indonesia. Despite our efforts to manage these impacts, there can be no assurance that our actions will be effective in containing and mitigating the risk of spread or a major outbreak of COVID-19 at our operating sites. A major outbreak of COVID-19 at any of our operating sites, and particularly at PT-FI’s remote operating site, could have a material adverse effect on our business and results of operations.

Actions taken by governmental authorities and third parties to contain and mitigate the risk of spread of COVID-19 have had and will likely continue to have an adverse impact on our business. For example, in mid-March 2020, the Peruvian government issued a Supreme Decree and declaration of a National Emergency in its efforts to contain the outbreak of COVID-19, and subsequently extended the order through May 10, 2020. To comply with the government’s requirements, we temporarily transitioned our Cerro Verde mine to care and maintenance status and adjusted operations to prioritize critical activities. During April 2020, Cerro Verde operated at an average of approximately one-third of planned rates. Beginning in late April 2020, operating rates increased to over 50 percent of capacity. In early May, the Peruvian government updated its State of Emergency to allow major mining operations to gradually increase activities. Cerro Verde is in discussions with the Peruvian government to clarify the requirements for gradual resumption of normal operations. Prolonged or additional suspension or reduction of operations at one or more of our mines could significantly reduce our production and sales volumes, which could have a material adverse effect on our business and results of operations.

These and other impacts of COVID-19 or other global or regional health pandemics, epidemics or similar public health threats could also have the effect of heightening many of the other risks described in Part I, Item 1A. “Risk Factors” of our 2019 Form 10-K. The ultimate impact of COVID-19 on our business is difficult to predict and depends on factors that are evolving and beyond our control, including the scope and duration of the outbreak and recovery as well as actions taken by governmental authorities and third parties to contain its spread and mitigate its public health effects. Any of these disruptions could continue to adversely impact our business and results of operations, and such adverse impacts could be material.

The following risk factors which were previously disclosed in Part I, Item 1A. “Risk Factors” of our 2019 Form 10-K, are amended and restated as follows:

Fluctuations in the market prices of the commodities we produce, primarily copper, gold and molybdenum, have caused and may continue to cause significant volatility in our financial performance and in the trading prices of our common stock and debt. Recent declines in the market prices of copper, and to a lesser extent, molybdenum, have had and extended declines in the market prices of the commodities we produce could have, an adverse effect on our earnings, cash flows and asset values and, if sustained, may adversely affect our ability to repay debt.

Our financial results vary with fluctuations in the market prices of the commodities we produce, primarily copper and gold, and to a lesser extent molybdenum. The COVID-19 pandemic and resulting negative impact on the global economy is creating significant volatility in the financial markets, including the copper market. Since February 2020, copper prices have declined significantly and exchange inventories have increased significantly. An extended decline in market prices of these commodities could have a material adverse effect on our financial results and the value of our assets and may further depress the price of our common stock and may have a material adverse effect on our ability to comply with financial and other covenants in our debt agreements, repay our debt and meet our other fixed obligations.

In April 2020, due to the decline in market prices of copper and, to a lesser extent, the further decline in market prices of molybdenum, we revised our near-term operating plans, which included reductions in (i) estimated operating costs, (ii) estimated capital expenditures, (iii) estimated exploration and administrative costs, and (iv) estimated sales volumes in our North America and South America operations, as well as a reduction in production of molybdenum by approximately 50 percent at our Climax open-pit mine in North America and discontinuing certain exploration and development programs. If market prices for our primary commodities further decline or remain low for a sustained period of time, we may have to further revise our operating plans. We may be unable to decrease our costs in an amount sufficient to offset reductions in revenues, in which case we may incur losses, and those losses may be material.

Fluctuations in commodities prices are caused by varied and complex factors beyond our control, including global supply, demand balances and inventory levels; global economic and political conditions; international regulatory, trade and tax policies, including national tariffs; commodities investment activity and speculation; interest rates; the strength of the U.S. dollar compared to foreign currencies; the price and availability of substitute products; and changes in technology. Volatility in global economic growth, particularly in developing economies, has the potential to adversely affect future demand and prices for commodities. Geopolitical uncertainty, including the United Kingdom’s recent exit from the European Union (commonly referred to as Brexit), and protectionism, have the potential to inhibit international trade and negatively impact business confidence, which creates the risk of constraints on our ability to trade in certain markets and has the potential to increase price volatility.

Copper prices may be affected by demand from China, which has become the largest consumer of refined copper in the world, and by changes in demand for industrial, commercial and residential products containing copper. China had a major economic shutdown during the first quarter of 2020 in connection with its efforts to contain and mitigate the spread of COVID-19, which resulted in the country’s first reported economic contraction in over 40 years. Although China has reported that its COVID-19 infection rate is under control and its industrial sector is ramping up to normal activity levels, weaker demand for Chinese exports could continue to affect China’s economic growth, which could adversely affect China’s demand for copper. Although our sales to date have not been significantly affected, a continued slowing in China’s economic growth, another widespread COVID-19 outbreak in China, the adoption and expansion of trade restrictions, changes in China-U.S. relations, or other governmental action related to tariffs or trade agreements or policies are difficult to predict and could adversely affect copper prices, demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could have a material adverse effect on our business, results of operations, or financial condition.

Copper prices have fluctuated historically, with London Metal Exchange (LME) copper settlement prices ranging from $2.48 per pound to $3.29 per pound during the three years ended December 31, 2019. During first-quarter 2020, LME copper settlement prices ranged from a high of $2.86 per pound to a low of $2.09 per pound. The LME copper settlement price of $2.18 per pound at March 31, 2020, decreased by 22 percent from the December 31, 2019, price of $2.79 per pound. The LME copper settlement price was $2.37 per pound on April 30, 2020.

Factors affecting gold prices may include the relative strength of the U.S. dollar to other currencies, inflation and interest rate expectations, purchases and sales of gold by governments and central banks, demand from China and India, two of the world’s largest consumers of gold, and global demand for jewelry containing gold. The London PM gold price was $1,515 per ounce on December 30, 2019 (there was no London PM gold price quote on December 31, 2019), and $1,609 per ounce on March 31, 2020. During the first quarter of 2020, London PM gold prices ranged from a low of $1,474 per ounce to a high of $1,684 per ounce. The London PM gold price was $1,703 per ounce on April 30, 2020.

During first-quarter 2020, the Metals Week Molybdenum Dealer Oxide weekly average price ranged from a high of $10.79 per pound to a low of $8.17 per pound. The Metals Week Molybdenum Dealer Oxide weekly average price of $8.17 per pound on March 31, 2020, was 11 percent lower than the December 31, 2019, weekly average price of $9.23 per pound. The Metals Week Molybdenum Dealer Oxide weekly average price was $8.41 per pound on April 30, 2020.

The recent decline in copper and molybdenum prices resulted in metals inventory adjustments of $222 million during first-quarter 2020. Our evaluation of long-lived assets (other than indefinite-lived intangible assets) did not result in the recognition of significant impairments as of March 31, 2020. Further or prolonged declines in prices of commodities that we sell, particularly copper, could result in additional metals inventory adjustments and impairment charges for our long-lived assets. Other events that could result in impairment of our long-lived assets include, but are not limited to, decreases in estimated proven and probable mineral reserves and any event that might have a material adverse effect on current and future expected mine production costs. Refer to Note 1 for additional information on impairment evaluations and Note 3 for additional information regarding metals inventory adjustments.

Violence, including shooting incidents, civil and religious strife, activism and labor unrest could result in loss of life and/or disrupt our operations and may adversely affect our business, financial condition, results of operations and prospects.

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

Beginning in 2009, a series of shooting incidents occurred within the PT-FI project area, including along the road leading to our mining and milling operations. The shooting incidents continued on a sporadic basis through January 2015. During this time, there were 20 fatalities and more than 50 injuries to our employees, contractor employees, government security personnel and civilians. The next shooting incident occurred in August 2017, and a series of shooting incidents continued on a sporadic basis within the PT-FI project area and in nearby areas through January 2020, resulting in 2 fatalities and 25 injuries. In December 2018, a mass shooting incident targeting a highway construction crew occurred in a remote mountain area approximately 100 miles east of the PT-FI project area, resulting in at least 19 fatalities and several reported as missing. Separatist security incidents, including shootings, continue to be sporadically reported, and PT-FI continues to monitor the occurrence of incidents in the region.
During first-quarter 2020 and April 2020, there has been an escalation in shooting incidents in PT-FI’s area of operations. In late March 2020, a shooting incident occurred near PT-FI’s administrative offices in the lowlands in Papua, Indonesia, resulting in the death of one PT-FI employee and injuries to two other workers. The safety of our workforce is a critical concern, and PT-FI continues to work with the Indonesia government to enhance security and address security issues within the PT-FI project area and in nearby areas. We continue to limit the use of the road leading to our mining and milling operations to secured convoys, including transport of personnel by armored vehicles in designated areas.

We cannot predict whether additional incidents will occur that could result in loss of life, disrupt or suspend our operations. If other disruptive incidents occur, they could adversely affect our results of operations and financial condition in ways that we cannot predict at this time.

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

Labor agreements are negotiated on a periodic basis, and may not be renewed on reasonably satisfactory terms to us or at all. If we do not successfully negotiate new collective bargaining agreements with our union workers, we may incur prolonged strikes and other work stoppages at our mining operations, which could adversely affect our financial condition and results of operations. Additionally, if we enter into a new labor agreement with any union that significantly increases our labor costs relative to our competitors, our ability to compete may be materially and adversely affected. Refer to Items 1. and 2. “Business and Properties” of our 2019 Form 10-K for additional information regarding labor matters, and expiration dates of such agreements.

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

There were no unregistered sales of equity securities during the three months ended March 31, 2020.

There were no shares of common stock purchased by us during the three months ended March 31, 2020. On July 21, 2008, our Board of Directors approved an increase in our open-market share purchase program for up to 30 million shares. There have been no purchases under this program since 2008. This program does not have an expiration date. At March 31, 2020, there were 23.7 million shares that could still be purchased under the program.

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

Item 5. Other Information.

On May 5, 2020, the Board of Directors (the Board) of Freeport-McMoRan Inc. (FCX), upon the recommendation of the Compensation Committee, adopted an updated Executive Change in Control Severance Plan (the Plan), replacing FCX’s prior plan adopted in 2004 and last amended in 2008. The Plan provides severance benefits to those executive officers not covered under existing agreements (our President and Chief Executive Officer and our President and Chief Operating Officer - Americas) and other key members of senior management (the Participants). Capitalized terms used herein are defined in the Plan, which is filed as an exhibit to this quarterly report on Form 10-Q.

Under the Plan, if a Participant is terminated without Cause or terminates for Good Reason during the two-year period following a Change in Control, he or she will be entitled to receive severance benefits. A Participant’s severance benefits under the Plan are based on the Participant’s level, and include (1) a lump sum cash payment equal to (A) three times the sum of the Participant’s Base Salary plus the Participant’s Average Bonus (for our President and Chief Executive Officer) and (B) two times the sum of the Participant’s Base Salary plus the Participant’s Average Bonus (for our President and Chief Operating Officer - Americas), (2) a prorated bonus calculated based on the Participant’s Average Bonus for the year of termination and the number of days worked during the year of termination, and (3) 18 months of health benefit continuation.

Participants are not entitled to receive any excise tax gross-up under the Plan. Rather, if any payments and benefits (1) constitute “parachute payments” (the 280G Payments) within the meaning of Section 280G of the Internal Revenue Code of 1984, as amended (the Code) and (2) would otherwise be subject to the excise tax imposed by Section 4999 of the Code, then the 280G Payments will be reduced to the extent necessary so that no portion of the 280G Payments is subject to such excise tax, but only if the net amount of the 280G Payments, as so reduced, is greater than or equal to the net amount of the 280G Payments without such reduction.

The Plan may be amended or terminated by the Board in its discretion and the Compensation Committee has the ability to add or remove Participants from the Plan, including executive officers; provided, however, that any such action that has the effect of reducing or eliminating a Participant’s benefits under the Plan is subject to limitations, including a 12-month delay in effectiveness. The foregoing description is a summary of the Plan and is qualified in its entirety by reference to the complete terms and conditions of the Plan, which is filed as an exhibit to this quarterly report on Form 10-Q.

Item 6.	Exhibits.

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
2.1*	PTFI Divestment Agreement dated as of September 27, 2018 among FCX, International Support LLC, PT Freeport Indonesia, PT Indocopper Investama and PT Indonesia Asahan Aluminium (Persero).		10-Q	001-11307-01	11/9/2018
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
4.17
Indenture dated as of August 15, 2019, between FCX and U.S. Bank National Association, as Trustee (relating to the 5.00% Senior Notes due 2027, the 4.125% Senior Notes due 2028, the 5.25% Senior Notes due 2029 and the 4.25% Senior Notes due 2030).

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
4.20
Third Supplemental Indenture dated as of March 4, 2020, among FCX, Freeport-McMoRan Oil & Gas LLC, as Guarantor, and U.S. Bank National Association, as Trustee (relating to the 4.125% Senior Notes due 2028).
			8-K	001-11307-01	3/4/2020
4.21
Fourth Supplemental Indenture dated as of March 4, 2020, among FCX, Freeport-McMoRan Oil & Gas LLC, as Guarantor, and U.S. Bank National Association, as Trustee (relating to the 4.25% Senior Notes due 2030).
			8-K	001-11307-01	3/4/2020

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
4.22	Form of 5.00% Senior Notes due 2027 (included in Exhibit 4.18).		8-K	001-11307-01	8/15/2019
4.23	Form of 5.25% Senior Notes due 2029 (included in Exhibit 4.19).		8-K	001-11307-01	8/15/2019
4.24	Form of 4.125% Senior Notes due 2028 (included in Exhibit 4.20).		8-K	001-11307-01	3/4/2020
4.25	Form of 4.25% Senior Notes due 2030 (included in Exhibit 4.21).		8-K	001-11307-01	3/4/2020
10.1+	Freeport-McMoRan Inc. Executive Change in Control Severance Plan, effective as of May 5, 2020.	X
15.1	Letter from Ernst & Young LLP regarding unaudited interim financial statements.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.	X
95.1	Mine Safety and Health Administration Safety Data.	X
101.INS	XBRL Instance Document- the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	X
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.	X

* The registrant agrees to furnish supplementally to the Securities and Exchange Commission (SEC) a copy of any omitted schedule or exhibit upon the request of the SEC in accordance with Item 601(a)(5) of Regulation S-K.

+  Indicates management contract or compensatory plan or arrangement.

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

Date:  May 7, 2020

S-1