Form 10-Q
period 2020-06-30
FREEPORT-MCMORAN INC
filed 2020-08-07
CIK 831259

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
On July 31, 2020, there were issued and outstanding 1,452,218,624 shares of the registrant’s common stock, par value $0.10 per share.

Freeport-McMoRan Inc.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

Freeport-McMoRan Inc.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2020	December 31, 2019
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$1,465	$2,020
Trade accounts receivable	717	741
Income and other tax receivables	646	426
Inventories:
Materials and supplies, net	1,604	1,649
Mill and leach stockpiles	1,030	1,143
Product	1,176	1,281
Other current assets	517	655
Total current assets	7,155	7,915
Property, plant, equipment and mine development costs, net	29,936	29,584
Long-term mill and leach stockpiles	1,446	1,425
Other assets	1,693	1,885
Total assets	$40,230	$40,809

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,471	$2,576
Current portion of environmental and asset retirement obligations	298	436
Current portion of debt	90	5
Accrued income taxes	47	119
Dividends payable	—	73
Total current liabilities	2,906	3,209
Long-term debt, less current portion	9,824	9,821
Deferred income taxes	4,180	4,210
Environmental and asset retirement obligations, less current portion	3,767	3,630
Other liabilities	2,398	2,491
Total liabilities	23,075	23,361

Equity:
Stockholders’ equity:
Common stock	158	158
Capital in excess of par value	25,905	25,830
Accumulated deficit	(12,718)	(12,280)
Accumulated other comprehensive loss	(652)	(676)
Common stock held in treasury	(3,739)	(3,734)
Total stockholders’ equity	8,954	9,298
Noncontrolling interests	8,201	8,150
Total equity	17,155	17,448
Total liabilities and equity	$40,230	$40,809

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In millions, except per share amounts)
Revenues	$3,054	$3,546	$5,852	$7,338
Cost of sales:
Production and delivery	2,394	3,005	4,939	5,929
Depreciation, depletion and amortization	358	352	699	699
Metals inventory adjustments	(139)	2	83	59
Total cost of sales	2,613	3,359	5,721	6,687
Selling, general and administrative expenses	91	92	201	199
Mining exploration and research expenses	18	31	34	58
Environmental obligations and shutdown costs	11	23	37	65
Net loss (gain) on sales of assets	—	8	11	(25)
Total costs and expenses	2,733	3,513	6,004	6,984
Operating income (loss)	321	33	(152)	354
Interest expense, net	(115)	(132)	(242)	(278)
Net loss on early extinguishment of debt	(9)	—	(41)	(6)
Other income, net	20	5	40	19
Income (loss) from continuing operations before income taxes and equity in affiliated companies’ net earnings	217	(94)	(395)	89
(Provision for) benefit from income taxes	(96)	15	(36)	(90)
Equity in affiliated companies’ net earnings	3	5	6	2
Net income (loss) from continuing operations	124	(74)	(425)	1
Net gain from discontinued operations	—	—	—	1
Net income (loss)	124	(74)	(425)	2
Net (income) loss attributable to noncontrolling interests	(71)	2	(13)	(43)
Net income (loss) attributable to common stockholders	$53	$(72)	$(438)	$(41)

Basic and diluted net income (loss) per share attributable to common stockholders:
Continuing operations	$0.03	$(0.05)	$(0.30)	$(0.03)
Discontinued operations	—	—	—	—
	$0.03	$(0.05)	$(0.30)	$(0.03)

Weighted-average common shares outstanding:
Basic	1,453	1,451	1,453	1,451
Diluted	1,458	1,451	1,453	1,451

Dividends declared per share of common stock	$—	$0.05	$—	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In millions)
Net income (loss)	$124	$(74)	$(425)	$2

Other comprehensive income, net of taxes:
Defined benefit plans:
Amortization of unrecognized amounts included in net periodic benefit costs	12	13	24	24
Foreign exchange gains (losses)	4	—	(1)	—
Other comprehensive income	16	13	23	24

Total comprehensive income (loss)	140	(61)	(402)	26
Total comprehensive (income) loss attributable to noncontrolling interests	(71)	1	(12)	(44)
Total comprehensive income (loss) attributable to common stockholders	$69	$(60)	$(414)	$(18)

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2020	2019
	(In millions)
Cash flow from operating activities:
Net (loss) income	$(425)	$2
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	699	699
Metals inventory adjustments	83	59
Net loss (gain) on sales of assets	11	(25)
Stock-based compensation	43	40
Net charges for environmental and asset retirement obligations, including accretion	112	109
Payments for environmental and asset retirement obligations	(119)	(100)
Net charges for defined pension and postretirement plans	45	53
Pension plan contributions	(29)	(33)
Net loss on early extinguishment of debt	41	6
Deferred income taxes	(28)	20
PT Freeport Indonesia (PT-FI) surface water tax settlement	—	28
Charges for Cerro Verde royalty dispute	15	28
Payments for Cerro Verde royalty dispute	(90)	(86)
Other, net	(46)	40
Changes in working capital and other:
Accounts receivable	83	256
Inventories	168	254
Other current assets	(4)	(26)
Accounts payable and accrued liabilities	(73)	9
Accrued income taxes and timing of other tax payments	(33)	(245)
Net cash provided by operating activities	453	1,088

Cash flow from investing activities:
Capital expenditures:
North America copper mines	(332)	(417)
South America	(125)	(108)
Indonesia	(634)	(658)
Molybdenum mines	(11)	(6)
Other	(35)	(62)
Proceeds from sales of assets	116	94
Other, net	(5)	(10)
Net cash used in investing activities	(1,026)	(1,167)

Cash flow from financing activities:
Proceeds from debt	1,585	328
Repayments of debt	(1,527)	(1,563)
Cash dividends and distributions paid:
Common stock	(73)	(146)
Noncontrolling interests	—	(79)
Contributions from noncontrolling interests	74	100
Stock-based awards net payments	(4)	(6)
Debt financing costs and other, net	(31)	(4)
Net cash provided by (used in) financing activities	24	(1,370)

Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(549)	(1,449)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	2,278	4,455
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,729	$3,006

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
THREE MONTHS ENDED JUNE 30

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at March 31, 2020	1,583	$158	$25,875	$(12,771)	$(668)	131	$(3,739)	$8,855	$8,108	$16,963
Stock-based compensation, including the tender of shares	—	—	9	—	—	—	—	9	1	10
Contributions from noncontrolling interests	—	—	21	—	—	—	—	21	21	42
Net income attributable to common stockholders	—	—	—	53	—	—	—	53	—	53
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	71	71
Other comprehensive income	—	—	—	—	16	—	—	16	—	16
Balance at June 30, 2020	1,583	$158	$25,905	$(12,718)	$(652)	131	$(3,739)	$8,954	$8,201	$17,155

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at March 31, 2019	1,582	$158	$25,963	$(12,010)	$(594)	131	$(3,734)	$9,783	$8,058	$17,841
Stock-based compensation, including the tender of shares	—	—	10	—	—	—	—	10	—	10
Dividends	—	—	(73)	—	—	—	—	(73)	—	(73)
Contributions from noncontrolling interests	—	—	49	—	—	—	—	49	51	100
Net loss attributable to common stockholders	—	—	—	(72)	—	—	—	(72)	—	(72)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	(2)	(2)
Other comprehensive income	—	—	—	—	12	—	—	12	1	13
Balance at June 30, 2019	1,582	$158	$25,949	$(12,082)	$(582)	131	$(3,734)	$9,709	$8,108	$17,817

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
SIX MONTHS ENDED JUNE 30

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at December 31, 2019	1,582	$158	$25,830	$(12,280)	$(676)	131	$(3,734)	$9,298	$8,150	$17,448
Exercised and issued stock-based awards	1	—	1	—	—	—	—	1	—	1
Stock-based compensation, including the tender of shares	—	—	38	—	—	—	(5)	33	1	34
Contributions from noncontrolling interests	—	—	36	—	—	—	—	36	38	74
Net loss attributable to common stockholders	—	—	—	(438)	—	—	—	(438)	—	(438)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	13	13
Other comprehensive income (loss)	—	—	—	—	24	—	—	24	(1)	23
Balance at June 30, 2020	1,583	$158	$25,905	$(12,718)	$(652)	131	$(3,739)	$8,954	$8,201	$17,155

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at December 31, 2018	1,579	$158	$26,013	$(12,041)	$(605)	130	$(3,727)	$9,798	$8,094	$17,892
Exercised and issued stock-based awards	3	—	1	—	—	—	—	1	—	1
Stock-based compensation, including the tender of shares	—	—	33	—	—	1	(7)	26	—	26
Dividends	—	—	(146)	—	—	—	—	(146)	(70)	(216)
Change in ownership interests	—	—	(1)	—	—	—	—	(1)	(11)	(12)
Contributions from noncontrolling interests	—	—	49	—	—	—	—	49	51	100
Net loss attributable to common stockholders	—	—	—	(41)	—	—	—	(41)	—	(41)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	43	43
Other comprehensive income	—	—	—	—	23	—	—	23	1	24
Balance at June 30, 2019	1,582	$158	$25,949	$(12,082)	$(582)	131	$(3,734)	$9,709	$8,108	$17,817

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. GENERAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles (GAAP) in the United States (U.S.). Therefore, this information should be read in conjunction with Freeport-McMoRan Inc.’s (FCX) consolidated financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2019 (2019 Form 10-K). The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the six-month period ended June 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Operations Update. In April 2020, FCX announced revised operating plans in response to the global COVID-19 pandemic and resulting negative impact on the global economy. FCX proactively implemented operating protocols at each of its operating sites to contain and mitigate the risk of spread of COVID-19. FCX also continues to work closely with communities where it operates across the globe and has provided monetary support and in-kind contributions of medical supplies, equipment and food.

FCX achieved significant progress at Cerro Verde during second-quarter 2020 to restore operations following COVID-19 restrictions imposed by the Peruvian government in March 2020. Strict health protocols have been implemented and a plan for Cerro Verde to restore operations was approved by the Peruvian government in second-quarter 2020. FCX is currently assessing options and future timing of restart of the Chino mine in New Mexico, which will take into account public health and market conditions.

During second-quarter 2020, FCX implemented a series of actions to reduce administrative and centralized support costs in conjunction with its April 2020 revised operating plans. Cost savings initiatives included a temporary reduction in certain employee benefits, the initiation of furloughs and an employee separation program, and reductions in third party service costs, facilities costs, travel and other expenses.

FCX recognized charges totaling $196 million in second-quarter 2020 and $224 million for the first six months of 2020 associated with the COVID-19 pandemic and revised operating plans, including employee separation charges. These charges, none of which were capitalized into inventory, were recorded to production and delivery ($153 million in second-quarter 2020 and $173 million for the first six months of 2020); depreciation, depletion and amortization ($21 million in second-quarter 2020 and $29 million for the first six months of 2020); selling, general and administrative ($15 million for each of the second quarter and first six months of 2020) and mining exploration and research expense ($7 million for each of the second quarter and first six months of 2020).

NOTE 2. EARNINGS PER SHARE

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

Reconciliations of net income (loss) and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted net income (loss) per share follow (in millions, except per share amounts):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2020	2019		2020		2019
Net income (loss) from continuing operations	$124	$(74)		$(425)		$1
Net (income) loss from continuing operations attributable to noncontrolling interests	(71)	2		(13)		(43)
Undistributed earnings allocated to participating securities	(3)	(3)		(3)		(3)
Net income (loss) from continuing operations attributable to common stockholders	50	(75)		(441)		(45)

Net income from discontinued operations attributable to common stockholders	—	—		—		1

Net income (loss) attributable to common stockholders	$50	$(75)		$(441)		$(44)

Basic weighted-average shares of common stock outstanding	1,453	1,451		1,453		1,451
Add shares issuable upon exercise or vesting of dilutive stock options and restricted stock units (RSUs)	5	—	[a]	—	[a]	—	[a]
Diluted weighted-average shares of common stock outstanding	1,458	1,451		1,453		1,451

Basic and diluted net income (loss) per share attributable to common stockholders:
Continuing operations	$0.03	$(0.05)		$(0.30)		$(0.03)
Discontinued operations	—	—		—		—
	$0.03	$(0.05)		$(0.30)		$(0.03)

a.
Excludes approximately 10 million shares in second-quarter 2019, 10 million shares for the first six months of 2020 and 12 million shares for the first six months of 2019 associated with outstanding stock options with exercise prices less than the average market price of FCX’s common stock and RSUs that were anti-dilutive.

Outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of diluted net income (loss) per share of common stock. Stock options for 38 million shares of common stock in second-quarter 2020, 43 million shares of common stock in second-quarter 2019, 39 million shares of common stock for first six months of 2020 and 41 million shares of common stock for the first six months of 2019 were excluded.

NOTE 3. INVENTORIES, INCLUDING LONG-TERM MILL AND LEACH STOCKPILES

The components of inventories follow (in millions):

	June 30, 2020	December 31, 2019
Current inventories:
Total materials and supplies, net[a]	$1,604	$1,649

Mill stockpiles	$166	$220
Leach stockpiles	864	923
Total current mill and leach stockpiles	$1,030	$1,143

Raw materials (primarily concentrate)	$287	$318
Work-in-process	110	124
Finished goods	779	839
Total product	$1,176	$1,281

Long-term inventories:
Mill stockpiles	$207	$181
Leach stockpiles	1,239	1,244
Total long-term mill and leach stockpiles[b]	$1,446	$1,425

a.	Materials and supplies inventory was net of obsolescence reserves totaling $31 million at June 30, 2020, and $24 million at December 31, 2019.

b.	Estimated metals in stockpiles not expected to be recovered within the next 12 months.

During second-quarter 2020, FCX recorded net favorable adjustments to increase long-term metals inventory carrying values by $139 million, including an increase to long-term copper inventories ($144 million), primarily related to the reversal of net realizable value adjustments recorded on long-term copper inventories in first-quarter 2020 because of higher copper market prices at June 30, 2020, and a decrease to long-term molybdenum inventories ($5 million) because of lower molybdenum market prices at June 30, 2020. Net realizable value inventory adjustments to decrease metals inventory carrying values totaled $83 million for the first six months of 2020 associated with lower market prices for copper ($61 million) and molybdenum ($22 million). Net realizable value inventory adjustments to decrease metals inventory carrying values totaled $2 million in second-quarter 2019 and $59 million for the first six months of 2019, primarily for cobalt inventories because of lower cobalt market prices (refer to Note 9 for metals inventory adjustments by business segment).

NOTE 4. INCOME TAXES

Geographic sources of FCX’s benefit from (provision for) income taxes follow (in millions):

	Six Months Ended
	June 30,
	2020		2019
U.S. operations	$58	[a]	$20	[b]
International operations	(94)		(110)
Total	$(36)		$(90)

a.	Includes a tax credit of $53 million associated with the reversal of a year-end 2019 tax charge related to the sale of FCX’s interest in the lower zone of the Timok exploration project in Serbia.

b.	Includes a tax credit of $18 million primarily associated with state law changes.
FCX’s consolidated effective income tax rate was (9) percent for the first six months of 2020 and 101 percent for the first six months of 2019. Because FCX's U.S. jurisdiction generated net losses in the first six months of 2020 and 2019 that will not result in a realized tax benefit, applicable accounting rules require FCX to adjust its estimated annual effective tax rate to exclude the impact of U.S. net losses. Variations in the relative proportions of jurisdictional income result in fluctuations to FCX’s consolidated effective income tax rate.

In connection with the negative impacts of the COVID-19 pandemic on the global economy, governments throughout the world are announcing measures that are intended to provide tax and other financial relief. Such measures include the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), signed into law by President Trump on March 27, 2020. None of these measures, including the CARES Act, resulted in material impacts to FCX’s provision for income taxes for the six months ended June 30, 2020. Some of these measures will provide FCX with the opportunity to accelerate the timing of cash collections, primarily those associated with the U.S. alternative minimum tax credit refunds. FCX collected $221 million of U.S. alternative minimum tax credit refunds in July 2020, and expects to collect the outstanding balance ($47 million) within the next 12 months. FCX continues to evaluate income tax accounting considerations of additional measures as they develop, including any impact on its measurement of existing deferred tax assets and deferred tax liabilities. FCX will recognize any impact from COVID-19 related changes to tax laws in the period in which the new legislation is enacted.

NOTE 5. DEBT AND EQUITY

The components of debt follow (in millions):

	June 30, 2020	December 31, 2019
Senior notes and debentures:
Issued by FCX	$8,621	$8,602
Issued by Freeport Minerals Corporation (FMC)	357	357
Cerro Verde credit facility	827	826
Other	109	41
Total debt	9,914	9,826
Less current portion of debt	(90)	(5)
Long-term debt	$9,824	$9,821

Revolving Credit Facility. At June 30, 2020, FCX had no borrowings outstanding and $13 million in letters of credit issued under its revolving credit facility, resulting in availability of approximately $3.5 billion, of which approximately $1.5 billion could be used for additional letters of credit. Availability under FCX’s revolving credit facility consists of $3.28 billion maturing April 2024 and $220 million maturing April 2023.

In June 2020, FCX, PT-FI and Freeport-McMoRan Oil & Gas LLC (FM O&G LLC) amended the $3.5 billion unsecured revolving credit facility. The key changes under the amendment include (i) a suspension of the total leverage ratio through June 30, 2021, followed by a limit of 5.25x beginning with the quarter ending September 30, 2021, and stepping down to 3.75x beginning January 1, 2022; and (ii) a reduction in the interest expense coverage ratio to a minimum of 2.00x through December 31, 2021, reverting to 2.25x beginning January 1, 2022. FCX also agreed to a minimum liquidity covenant of $1 billion (consisting of consolidated unrestricted cash and availability under the revolving credit facility) applicable to each quarter through June 30, 2021, and additional restrictions on priority debt and liens, and the payment of common stock dividends through December 31, 2021. FCX retained the option to revert to the previous covenant requirements if it is determined additional flexibility is no longer needed. At June 30, 2020, FCX was in compliance with its revolving credit facility covenants.

Senior Notes.  On March 4, 2020, FCX completed the sale of $700 million of 4.125% Senior Notes due 2028 and $600 million of 4.25% Senior Notes due 2030 for proceeds, net of underwriting fees, totaling $1.29 billion. Interest on these senior notes is payable semiannually on March 1 and September 1 of each year. These senior notes rank equally with FCX’s other existing and future unsecured and unsubordinated indebtedness. FCX used a portion of the net proceeds from this offering to purchase a portion of its 4.00% Senior Notes due 2021 and its 3.55% Senior Notes due 2022 and the payment of accrued and unpaid interest, premiums, fees and expenses in connection with these transactions. On April 3, 2020, FCX used the remaining net proceeds to fund the make-whole redemption of all of its remaining 4.00% Senior Notes due 2021 and the payment of accrued and unpaid interest, premiums, fees and expenses in connection with the transaction.

As a result of these transactions, FCX recorded a loss on early extinguishment of debt of $9 million in second-quarter 2020 and $41 million for the six months ended June 30, 2020.

On July 27, 2020, FCX completed the sale of $650 million of 4.375% Senior Notes due 2028 and $850 million of 4.625% Senior Notes due 2030 for proceeds, net of underwriting fees, totaling $1.49 billion. Interest on these senior notes is payable semiannually on February 1 and August 1 of each year. These senior notes rank equally with FCX’s other existing and future unsecured and unsubordinated indebtedness. FCX used $1.3 billion of the net proceeds from this offering to purchase a portion of its 3.55% Senior Notes due 2022, 3.875% Senior Notes due 2023 and 4.55% Senior Notes due 2024, in connection with the early settlement of its previously announced tender offers, and the payment of accrued and unpaid interest, premiums, fees and expenses in connection with these transactions. Depending on the final tender results, FCX may use all or a portion of the remaining net proceeds from this offering to purchase more of certain existing senior notes in the tender offers and expects the final settlement of the tender offers, if any, to occur on August 11, 2020. Any net proceeds not used for the tender offers will be used for general corporate purposes, which may include repurchases or redemptions of FCX’s notes. FCX expects to record a loss on early extinguishment of debt of approximately $60 million in third-quarter 2020 related to the early settlement of the tender offers.

Interest Expense, Net. Consolidated interest costs (before capitalization) totaled $159 million in second-quarter 2020, $167 million in second-quarter 2019, $330 million for the first six months of 2020 and $345 million for the first six months of 2019. Capitalized interest added to property, plant, equipment and mine development costs, net, totaled $44 million in second-quarter 2020, $35 million in second-quarter 2019, $88 million for the first six months of 2020 and $67 million for the first six months of 2019.

Common Stock.  In March 2020, in response to the COVID-19 pandemic and resulting global economic uncertainties, the FCX Board of Directors (the Board) suspended FCX’s quarterly cash dividend of $0.05 per share previously planned for May 1, 2020. Under current market and economic conditions, the Board does not expect to declare common stock dividends during 2020. The declaration and payment of future dividends is at the discretion of the Board and will be assessed on an ongoing basis, taking into account FCX’s financial results, cash requirements, future prospects, global economic conditions and other factors deemed relevant by the Board. As noted above, in accordance with the June 2020 amendment to the revolving credit facility, FCX is restricted from declaring or paying common stock dividends through December 31, 2021, unless FCX, at its option, reverts to the previous covenant requirements which would also eliminate the restriction on the declaration or payment of common stock dividends.

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

In April 2020, FCX entered into forward sales contracts for 150 million pounds of copper for settlement in May and June of 2020. The forward sales provided for fixed pricing of $2.34 per pound of copper on approximately 60 percent of North America's sales volumes for May and June 2020. These contracts resulted in hedging losses totaling $24 million in second-quarter 2020 and for the six months ended June 30, 2020. There were no remaining forward sales contracts as of June 30, 2020.

A discussion of FCX’s other derivative contracts and programs follow.

Derivatives Designated as Hedging Instruments – Fair Value Hedges
Copper Futures and Swap Contracts. Some of FCX’s U.S. copper rod customers request a fixed market price instead of the Commodity Exchange Inc. (COMEX) average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures or swap contracts. Hedging gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses resulting from hedge ineffectiveness during the six-month periods ended June 30, 2020 and 2019. At June 30, 2020, FCX held copper futures and swap contracts that qualified for hedge accounting for 54 million pounds at an average contract price of $2.50 per pound, with maturities through December 2021.

A summary of gains (losses) recognized in revenues for derivative financial instruments related to commodity contracts that are designated and qualify as fair value hedge transactions, including the unrealized gains (losses) on the related hedged item follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Copper futures and swap contracts:
Unrealized gains (losses):
Derivative financial instruments	$40	$(13)	$7	$5
Hedged item – firm sales commitments	(40)	13	(7)	(5)

Realized losses:
Matured derivative financial instruments	(8)	(3)	(17)	(1)

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

A summary of FCX’s embedded derivatives at June 30, 2020, follows:

	Open Positions	Average Price Per Unit		Maturities Through
		Contract	Market
Embedded derivatives in provisional sales contracts:
Copper (millions of pounds)	314	$2.50	$2.73	November 2020
Gold (thousands of ounces)	87	1,725	1,779	August 2020
Embedded derivatives in provisional purchase contracts:
Copper (millions of pounds)	116	2.48	2.73	September 2020

Copper Forward Contracts. Atlantic Copper, FCX’s wholly owned smelting and refining unit in Spain, enters into copper forward contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in cost of sales. At June 30, 2020, Atlantic Copper held net copper forward purchase contracts for 16 million pounds at an average contract price of $2.62 per pound, with maturities through August 2020.

Summary of Gains (Losses). A summary of the realized and unrealized gains (losses) recognized in operating income for commodity contracts that do not qualify as hedge transactions, including embedded derivatives, follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Embedded derivatives in provisional sales contracts:[a]
Copper	$162	$(122)	$(76)	$—
Gold and other metals	17	13	24	11
Copper forward contracts[b]	(4)	(4)	19	(3)

a.	Amounts recorded in revenues.

b.	Amounts recorded in cost of sales as production and delivery costs.

Unsettled Derivative Financial Instruments
A summary of the fair values of unsettled commodity derivative financial instruments follows (in millions):

	June 30, 2020	December 31, 2019
Commodity Derivative Assets:
Derivatives designated as hedging instruments:
Copper futures and swap contracts	$17	$6
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional
sales/purchase contracts	77	68
Total derivative assets	$94	$74

Commodity Derivative Liabilities:
Derivatives designated as hedging instruments:
Copper futures and swap contracts	$6	$—
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional
sales/purchase contracts	28	20
Copper forward contracts	—	1
Total derivative liabilities	$34	$21

FCX’s commodity contracts have netting arrangements with counterparties with which the right of offset exists, and it is FCX’s policy to generally offset balances by contract on its balance sheet. FCX’s embedded derivatives on provisional sales/purchase contracts are netted with the corresponding outstanding receivable/payable balances.
A summary of these unsettled commodity contracts that are offset in the balance sheets follows (in millions):

	Assets		Liabilities
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019

Gross amounts recognized:
Embedded derivatives in provisional
sales/purchase contracts	$77	$68	$28	$20
Copper derivatives	17	6	6	1
	94	74	34	21

Less gross amounts of offset:
Copper derivatives	4	—	4	—
	4	—	4	—

Net amounts presented in balance sheet:
Embedded derivatives in provisional
sales/purchase contracts	77	68	28	20
Copper derivatives	13	6	2	1
	$90	$74	$30	$21

Balance sheet classification:
Trade accounts receivable	$76	$66	$2	$—
Other current assets	13	6	—	—
Accounts payable and accrued liabilities	1	2	28	21
	$90	$74	$30	$21

Credit Risk.  FCX is exposed to credit loss when financial institutions with which it has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. FCX does not anticipate that any of the counterparties it deals with will default on their obligations. As of June 30, 2020, the maximum amount of credit exposure associated with derivative transactions was $88 million.

Other Financial Instruments.  Other financial instruments include cash and cash equivalents, restricted cash, restricted cash equivalents, accounts receivable, investment securities, legally restricted funds, accounts payable and accrued liabilities, dividends payable and long-term debt. The carrying value for cash and cash equivalents (which included time deposits of $0.3 billion at June 30, 2020, and $1.3 billion at December 31, 2019), restricted cash, restricted cash equivalents, accounts receivable, accounts payable and accrued liabilities, and dividends payable approximates fair value because of their short-term nature and generally negligible credit losses (refer to Note 7 for the fair values of investment securities, legally restricted funds and long-term debt).

In addition, as of June 30, 2020, FCX has contingent consideration assets related to the sales of certain oil and gas properties (refer to Note 7 for the related fair values).

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents. The following table provides a reconciliation of total cash, cash equivalents, restricted cash and restricted cash equivalents presented in the consolidated statements of cash flows (in millions):

	June 30, 2020	December 31, 2019
Balance sheet components:
Cash and cash equivalents	$1,465	$2,020
Restricted cash and restricted cash equivalents included in:
Other current assets	132	100
Other assets	132	158
Total cash, cash equivalents, restricted cash and restricted cash equivalents presented in the consolidated statements of cash flows	$1,729	$2,278

NOTE 7. FAIR VALUE MEASUREMENT

Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). FCX did not have any significant transfers in or out of Level 3 during second-quarter 2020.

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

	At June 30, 2020
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$29	$29	$29	$—	$—	$—
Equity securities	5	5	—	5	—	—
Total	34	34	29	5	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	63	63	63	—	—	—
Corporate bonds	45	45	—	—	45	—
Government mortgage-backed securities	40	40	—	—	40	—
Government bonds and notes	32	32	—	—	32	—
Asset-backed securities	14	14	—	—	14	—
Money market funds	9	9	—	9	—	—
Collateralized mortgage-backed securities	4	4	—	—	4	—
Municipal bonds	1	1	—	—	1	—
Total	208	208	63	9	136	—

Derivatives:
Embedded derivatives in provisional sales/purchase contracts in a gross asset position[c]	77	77	—	—	77	—
Copper futures and swap contracts[c]	13	13	—	11	2	—
Copper forward contracts[c]	4	4	—	2	2	—
Total	94	94	—	13	81	—

Contingent consideration for the sale of the
Deepwater GOM oil and gas properties[a]	115	78	—	—	—	78

Liabilities
Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross liability position	28	28	—	—	28	—
Copper forward contracts	6	6	—	2	4	—
Total	34	34	—	2	32	—

Long-term debt, including current portion[d]	9,914	10,013	—	—	10,013	—

	At December 31, 2019
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$27	$27	$27	$—	$—	$—
Equity securities	4	4	—	4	—	—
Total	31	31	27	4	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	59	59	59	—	—	—
Government mortgage-backed securities	43	43	—	—	43	—
Government bonds and notes	36	36	—	—	36	—
Corporate bonds	33	33	—	—	33	—
Asset-backed securities	14	14	—	—	14	—
Collateralized mortgage-backed securities	7	7	—	—	7	—
Money market funds	3	3	—	3	—	—
Municipal bonds	1	1	—	—	1	—
Total	196	196	59	3	134	—

Derivatives:
Embedded derivatives in provisional sales/purchase contracts in a gross asset position[c]	68	68	—	—	68	—
Copper futures and swap contracts[c]	6	6	—	5	1	—
Contingent consideration for the sale of onshore
California oil and gas properties[a]	11	11	—	—	11	—
Total	85	85	—	5	80	—

Contingent consideration for the sale of the
Deepwater GOM oil and gas properties[a]	122	108	—	—	—	108

Liabilities
Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross liability position	20	20	—	—	20	—
Copper forward contracts	1	1	—	—	1	—
Total	21	21	—	—	21	—

Long-term debt, including current portion[d]	9,826	10,239	—	—	10,239	—

a.	Current portion included in other current assets and long-term portion included in other assets.

b.
Excludes time deposits (which approximated fair value) included in (i) other current assets of $132 million at June 30, 2020, and $100 million at December 31, 2019, and (ii) other assets of $131 million at June 30, 2020, and $157 million at December 31, 2019, primarily associated with an assurance bond to support PT-FI’s commitment for the development of a new smelter in Indonesia and PT-FI’s closure and reclamation guarantees.

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

In 2016, FCX completed the sale of its onshore California oil and gas properties, which included contingent consideration of up to $150 million, consisting of $50 million per year for 2018, 2019 and 2020 if the price of Brent crude oil averages over $70 per barrel in each of these calendar years. Based on current and forecasted oil prices for the remainder of 2020, FCX has concluded the fair value of the last tranche of this contingent consideration derivative approximates zero at June 30, 2020. The fair value of the contingent consideration derivative was $11 million (included in other assets in the consolidated balance sheets) at December 31, 2019. Future changes in the fair value of this contingent consideration derivative will continue to be recorded in operating income. Also, contingent consideration of $50 million was realized in 2018 and collected in first-quarter 2019 (included in proceeds from sales of assets in the consolidated statements of cash flows) because the average Brent crude oil price exceeded $70 per barrel for 2018. Contingent consideration of $50 million was not realized in 2019 because the average Brent crude oil price did not exceed $70 per barrel for 2019. The fair value at December 31, 2019, was calculated based on average commodity price forecasts through the applicable maturity date using a Monte-Carlo simulation model. The model used various observable inputs, including Brent crude oil forward prices, volatilities and discount rates. As a result, this contingent consideration asset was classified within Level 2 of the fair value hierarchy.

In December 2016, FCX’s sale of its Deepwater GOM oil and gas properties included up to $150 million in contingent consideration that was recorded at the total amount under the loss recovery approach. The contingent consideration will be received over time as future cash flows are realized from a third-party production handling agreement for an offshore platform, with the related payments commencing in third-quarter 2018. The contingent consideration included in (i) other current assets totaled $12 million at June 30, 2020, and $18 million at December 31, 2019, and (ii) other assets totaled $103 million at June 30, 2020, and $104 million at December 31, 2019. The fair value of this contingent consideration was calculated based on a discounted cash flow model using inputs that include third-party estimates for reserves, production rates and production timing, and discount rates. Because significant inputs are not observable in the market, the contingent consideration is classified within Level 3 of the fair value hierarchy.

Long-term debt, including current portion, is primarily valued using available market quotes and, as such, is classified within Level 2 of the fair value hierarchy.

The techniques described above may produce a fair value that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with other market participants, the use of different techniques or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the techniques used at June 30, 2020, as compared with those techniques used at December 31, 2019.

A summary of the changes in the fair value of FCX’s Level 3 instrument, contingent consideration for the sale of the Deepwater GOM oil and gas properties, during the first six months of 2020 follows (in millions):

Fair value at January 1, 2020	$108
Net unrealized loss related to assets still held at the end of the period	(22)
Settlements	(8)
Fair value at June 30, 2020	$78

NOTE 8. CONTINGENCIES AND COMMITMENTS

Litigation
There were no significant updates to previously reported legal proceedings included in Note 12 of FCX’s 2019 Form 10-K, other than the matters below, which were updated in Note 8 of FCX’s quarterly report on Form 10-Q for the quarter ended March 31, 2020.

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

During first-quarter 2019, in a case pending at the time Imerys filed bankruptcy, a California jury entered a $29 million verdict against Johnson & Johnson (J&J) and Cyprus Mines, of which approximately $2 million was attributed to Cyprus Mines. Taking advantage of the temporary access to the insurance authorized by the bankruptcy court, Cyprus Mines used the insurance to fully resolve the case. Cyprus Mines and the insurers also settled several other cases and secured delays or dismissals in other cases. Multiple trials previously scheduled over the first half of 2020 have been postponed because of the ongoing COVID-19 pandemic. Other cases remain scheduled for trial in the second half of 2020, and postponed cases may be reset prior to the adversary proceeding regarding the legacy insurance, which is currently on hold.

Cyprus Mines and CAMC also have contractual indemnification rights against J&J, which J&J disputes. In June 2020, Cyprus Mines and CAMC filed a complaint in the Imerys bankruptcy case asserting that J&J was required to indemnify Cyprus Mines and CAMC for liabilities related to J&J products.

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

Environmental
On August 5, 2020, the co-conveners of the Global Tailings Review, which included the International Council on Mining and Metals (ICMM), an industry group of which FCX is a founding member, published the first Global Industry Standard on Tailings Management (the Standard). The Standard includes 77 requirements across six key areas including the design, construction, operation and monitoring of tailings facilities, management and governance, emergency response and long-term recovery, and public disclosure. As a member of ICMM, which has endorsed the Standard, FCX will move toward implementing it and will begin undertaking an extensive, multi-year analysis of its tailings facilities to ensure conformance with the Standard. Compliance with the new Standard will require incremental future costs.

Other Matters
PT-FI and PT Smelting Export Licenses. In March 2020, PT-FI received a one-year extension of its export license through March 15, 2021, and PT Smelting (PT-FI’s 25 percent-owned smelter and refinery in Indonesia) received an extension of its anode slimes export license through March 10, 2021.

Cerro Verde Royalty Dispute. In November 2019, Cerro Verde filed a notice of intent to initiate international arbitration against the Peruvian government, which triggered a period for mandatory good faith settlement discussions. The parties were unable to find an amicable resolution and, on February 28, 2020, FCX and Cerro Verde filed international arbitration proceedings against the Peruvian government. In April 2020, SMM Cerro Verde Netherlands B.V. (SMM), another shareholder of Cerro Verde, filed a parallel arbitration proceeding under a different investment treaty against the Peruvian government.

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

Beginning in fourth-quarter 2019, the Bagdad copper mine became a reportable segment. As a result, FCX revised its segment disclosure for the three and six months ended June 30, 2019, to conform with the current year presentation.

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

Product Revenues. FCX’s revenues attributable to the products it sold for the second quarters and first six months of 2020 and 2019 follow (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Copper:
Cathode	$1,124	$959	$1,961	$1,818
Concentrate	749	1,134	1,598	2,299
Rod and other refined copper products	303	516	845	1,023
Purchased copper[a]	166	325	401	662
Gold	341	305	611	696
Molybdenum	194	327	437	615
Other[b]	115	218	272	495
Adjustments to revenues:
Treatment charges	(75)	(100)	(155)	(205)
Royalty expense[c]	(26)	(19)	(46)	(49)
Export duties[d]	(16)	(10)	(20)	(27)
Revenues from contracts with customers	2,875	3,655	5,904	7,327
Embedded derivatives[e]	179	(109)	(52)	11
Total consolidated revenues	$3,054	$3,546	$5,852	$7,338

a.	FCX purchases copper cathode primarily for processing by its Rod & Refining operations.

b.	Primarily includes revenues associated with cobalt and silver.

c.	Reflects royalties on sales from PT-FI and Cerro Verde that will vary with the volume of metal sold and prices.

d.	Reflects PT-FI export duties.

e.	Refer to Note 6 for discussion of embedded derivatives related to FCX’s provisionally priced concentrate and cathode sales contracts.

Financial Information by Business Segment

(In millions)

													Atlantic	Corporate,
	North America Copper Mines					South America Mining							Copper	Other
						Cerro			Indonesia		Molybdenum	Rod &	Smelting	& Elimi-		FCX
	Morenci	Bagdad	Other	Total		Verde	Other	Total	Mining		Mines	Refining	& Refining	nations		Total
Three Months Ended June 30, 2020
Revenues:
Unaffiliated customers	$20	$—	$16	$36		$471	$106	$577	$683	[a]	$—	$1,106	$464	$188	[b]	$3,054
Intersegment	447	166	339	952	[c]	52	—	52	35		58	8	2	(1,107)		—
Production and delivery	348	118	321	787		334	104	438	378		61	1,138	446	(854)		2,394
Depreciation, depletion and amortization	43	13	33	89		88	14	102	124		15	6	7	15		358
Metals inventory adjustments	—	—	(89)	(89)		—	(57)	(57)	—		1	1	—	5		(139)
Selling, general and administrative expenses	—	—	1	1		1	—	1	28		—	—	5	56		91
Mining exploration and research expenses	—	—	1	1		—	—	—	—		—	—	—	17		18
Environmental obligations and shutdown costs	—	—	—	—		—	—	—	—		—	—	—	11		11
Operating income (loss)	76	35	88	199		100	45	145	188		(19)	(31)	8	(169)		321

Interest expense, net	1	—	—	1		20	—	20	1		—	—	1	92		115
Provision for (benefit from) income taxes	—	—	—	—		29	16	45	78		—	—	1	(28)		96
Total assets at June 30, 2020	2,697	794	4,404	7,895		8,515	1,631	10,146	16,848		1,777	259	726	2,579		40,230
Capital expenditures	27	12	109	148		31	20	51	308		4	2	5	9		527

Three Months Ended June 30, 2019
Revenues:
Unaffiliated customers	$16	$—	$69	$85		$562	$128	$690	$583	[a]	$—	$1,171	$546	$471	[b]	$3,546
Intersegment	491	204	340	1,035		71	—	71	(1)		109	4	—	(1,218)		—
Production and delivery	348	128	348	824		455	126	581	554		78	1,171	515	(718)		3,005
Depreciation, depletion and amortization	43	11	33	87		101	18	119	99		18	3	7	19		352
Metals inventory adjustments	—	—	1	1		—	—	—	—		—	—	—	1		2
Selling, general and administrative expenses	—	—	—	—		2	—	2	30		—	—	5	55		92
Mining exploration and research expenses	—	—	1	1		—	—	—	—		—	—	—	30		31
Environmental obligations and shutdown costs	—	—	—	—		—	—	—	—		—	—	—	23		23
Net loss on sales of assets	—	—	—	—		—	—	—	—		—	—	—	8		8
Operating income (loss)	116	65	26	207		75	(16)	59	(101)		13	1	19	(165)		33

Interest expense, net	1	—	—	1		25	—	25	1		—	—	6	99		132
Provision for (benefit from) income taxes	—	—	—	—		20	(9)	11	(35)		—	—	2	7		(15)
Total assets at June 30, 2019	2,917	742	4,179	7,838		8,571	1,699	10,270	16,261		1,792	250	764	3,911		41,086
Capital expenditures	49	33	125	207		43	4	47	339		2	1	5	28		629

a.	Includes PT-FI's sales to PT Smelting totaling $433 million in second-quarter 2020 and $470 million in second-quarter 2019.

b.	Includes revenues from FCX's molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America and South America copper mines.

c.	Includes hedging losses totaling $24 million related to forward sales contracts covering 150 million pounds of copper sales for May and June 2020 at a fixed price of $2.34 per pound.

(In millions)

													Atlantic	Corporate,
	North America Copper Mines					South America Mining							Copper	Other
			Other			Cerro	Other		Indonesia		Molybdenum	Rod &	Smelting	& Elimi-		FCX
	Morenci	Bagdad	Mines	Total		Verde	Mines	Total	Mining		Mines	Refining	& Refining	nations		Total
Six Months Ended June 30, 2020
Revenues:
Unaffiliated customers	$22	$—	$23	$45		$847	$204	$1,051	$1,128	[a]	$—	$2,221	$893	$514	[b]	$5,852
Intersegment	889	325	714	1,928	[c]	90	—	90	35		129	16	13	(2,211)		—
Production and delivery	697	244	706	1,647		758	214	972	721		127	2,257	857	(1,642)		4,939
Depreciation, depletion and amortization	87	27	67	181		181	29	210	225		31	8	14	30		699
Metals inventory adjustments	4	—	52	56		—	3	3	—		5	1	—	18		83
Selling, general and administrative expenses	1	—	1	2		3	—	3	56		—	—	10	130		201
Mining exploration and research expenses	—	—	2	2		—	—	—	—		—	—	—	32		34
Environmental obligations and shutdown costs	—	—	—	—		—	—	—	—		—	1	—	36		37
Net loss on sales of assets	—	—	—	—		—	—	—	—		—	—	—	11		11
Operating income (loss)	122	54	(91)	85		(5)	(42)	(47)	161		(34)	(30)	25	(312)		(152)

Interest expense, net	2	—	—	2		48	—	48	2		—	—	4	186		242
(Benefit from) provision for income taxes	—	—	—	—		(23)	(10)	(33)	90		—	—	1	(22)		36
Capital expenditures	71	37	224	332		90	35	125	634		11	4	11	20		1,137

Six Months Ended June 30, 2019
Revenues:
Unaffiliated customers	$28	$—	$164	$192		$1,289	$226	$1,515	$1,288	[a]	$—	$2,299	$1,117	$927	[b]	$7,338
Intersegment	949	382	631	1,962		197	—	197	57		200	10	5	(2,431)		—
Production and delivery	643	248	676	1,567		894	226	1,120	1,110		149	2,304	1,067	(1,388)		5,929
Depreciation, depletion and amortization	83	21	66	170		201	32	233	204		34	5	14	39		699
Metals inventory adjustments	—	—	1	1		—	—	—	—		—	—	—	58		59
Selling, general and administrative expenses	1	—	1	2		4	—	4	60		—	—	10	123		199
Mining exploration and research expenses	—	—	1	1		—	—	—	—		—	—	—	57		58
Environmental obligations and shutdown costs	—	—	—	—		—	—	—	—		—	—	—	65		65
Net gain on sales of assets	—	—	—	—		—	—	—	—		—	—	—	(25)		(25)
Operating income (loss)	250	113	50	413		387	(32)	355	(29)		17	—	31	(433)		354

Interest expense, net	2	—	—	2		54	—	54	1		—	—	12	209		278
Provision for (benefit from) income taxes	—	—	—	—		130	(14)	116	(9)		—	—	3	(20)		90
Capital expenditures	111	58	248	417		99	9	108	658		6	2	9	51		1,251

a.	Includes PT-FI's sales to PT Smelting totaling $813 million for the first six months of 2020 and $879 million for the first six months of 2019.

b.	Includes revenues from FCX's molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America and South America copper mines.

c.	Includes hedging losses totaling $24 million related to forward sales contracts covering 150 million pounds of copper sales for May and June 2020 at a fixed price of $2.34 per pound.

NOTE 10. NEW ACCOUNTING STANDARD

Financial Instruments. In June 2016, the Financial Accounting Standards Board issued an Accounting Standards Update (ASU) that requires entities to estimate all expected credit losses for most financial assets held at the reporting date based on an expected loss model, which requires consideration of historical experience, current conditions, and reasonable and supportable forecasts. FCX adopted this ASU effective January 1, 2020, and the adoption of this ASU did not have a material impact on its consolidated financial statements.

NOTE 11. SUBSEQUENT EVENTS

FCX evaluated events after June 30, 2020, and through the date the consolidated financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Freeport-McMoRan Inc.

Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of Freeport-McMoRan Inc. (the Company) as of June 30, 2020, the related consolidated statements of operations, comprehensive income (loss), and equity for the three- and six-month periods ended June 30, 2020 and 2019, the consolidated statements of cash flows for the six-month periods ended June 30, 2020 and 2019, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019, the related consolidated statements of operations, comprehensive (loss) income, cash flows and equity for the year then ended, and the related notes (not presented herein); and in our report dated February 14, 2020, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
August 7, 2020

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

On April 24, 2020, we announced revised operating plans in response to the global COVID-19 pandemic and resulting negative impact on the global economy. The April 2020 revised operating plans included significant reductions to operating costs, capital expenditures and exploration and administrative costs for the year 2020. We proactively implemented operating protocols at each of our operating sites to contain and mitigate the risk of spread of COVID-19. We continue to work closely with communities where we operate across the globe and have provided monetary support and in-kind contributions of medical supplies, equipment and food.

We continue to focus on safeguarding our business in an uncertain public health and economic environment, advancing the ramp-up of underground production at Grasberg to establish large-scale, low-cost copper and gold production, and advancing initiatives in North America and South America to position us for significant increases in cash flows in 2021 and beyond.

The ramp-up of underground production at the Grasberg minerals district continues to advance on schedule, and the Lone Star project in North America is substantially complete and on track to produce approximately 200 million pounds of copper per year beginning in the second half of 2020. We achieved significant progress at Cerro Verde during second-quarter 2020 to restore operations following COVID-19 restrictions imposed by the Peruvian government in March 2020. Refer to “Operations” for further discussion.

With a focus on cost and capital management, our second-quarter 2020 results reflected strong execution of the April 2020 revised operating plans. Our second-quarter 2020 consolidated sales exceeded the April 2020 estimates by 10 percent for copper and 12 percent for gold.

Net income (loss) attributable to common stock totaled $53 million in second-quarter 2020, $(72) million in second-quarter 2019, $(438) million for the first six months of 2020 and $(41) million for the first six months of 2019. The results for second-quarter 2020, compared with second-quarter 2019, primarily reflect lower unit net cash costs, partly offset by lower copper prices, lower copper and gold sales volumes and charges associated with the COVID-19 pandemic and revised operating plans. The results for the first six months of 2020, compared with the first six months of 2019, primarily reflect lower copper and gold sales volumes, lower copper prices and charges associated with the COVID-19 pandemic and revised operating plans, partly offset by lower unit net cash costs. The 2020 periods also included favorable metals inventory adjustments of $139 million in second-quarter 2020 and unfavorable metals inventory adjustments of $83 million for the first six months of 2020. Refer to “Consolidated Results” for further discussion.

At June 30, 2020, we had $1.5 billion in consolidated cash and cash equivalents and $9.9 billion in total debt. At June 30, 2020, we had no borrowings and $3.5 billion was available under our revolving credit facility. We have a strong liquidity position to manage market volatility, especially in light of the fact that we have no senior note maturities until 2022.

In July 2020, we completed an offering of $1.5 billion of senior notes in two tranches in an underwritten registered public offering. We used a portion of the net proceeds from the offering to purchase certain existing senior notes in connection with the early settlement of our previously announced tender offers. Depending on the final tender results, we may use all or a portion of the the remaining net proceeds from the offering to purchase more of certain existing senior notes in the tender offers. Any net proceeds not used for the tender offers will be used for general corporate purposes, which may include repurchases or redemptions of our senior notes. These transactions will further enhance financial flexibility and extend debt maturities. Refer to Note 5 and “Capital Resources and Liquidity” for further discussion.

OUTLOOK

Despite the rapid change in market conditions and unfavorable changes to the global economy as a result of the COVID-19 pandemic, we continue to view the long-term outlook for our business positively, supported by limitations on supplies of copper and by the requirements for copper in the world’s economy. Our financial results vary as a result of fluctuations in market prices primarily for copper, gold and, to a lesser extent, molybdenum, as well as other factors. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. Refer to “Markets” below and “Risk Factors” in Part I, Item 1A. of our 2019 Form 10-K and Part II, Item 1A. herein for further discussion. Because we cannot control the prices of our products, the key measures that management focuses on in operating our business are sales volumes, unit net cash costs, operating cash flows and capital expenditures.

Consolidated Sales Volumes
Following are our projected consolidated sales volumes for the year 2020:

Copper (millions of recoverable pounds):
North America copper mines	1,430
South America mining	950
Indonesia mining	770
Total	3,150

Gold (millions of recoverable ounces)	0.8

Molybdenum (millions of recoverable pounds)	77	[a]

a.	Projected molybdenum sales include 25 million pounds produced by our Molybdenum mines and 52 million pounds produced by our North America and South America copper mines.

Consolidated sales volumes for third-quarter 2020 are expected to approximate 790 million pounds of copper, 220 thousand ounces of gold and 18 million pounds of molybdenum. As PT-FI continues to ramp-up production from its significant underground ore bodies, metal production is expected to improve significantly in 2021, with estimated consolidated sales of 3.8 billion pounds of copper and 1.4 million ounces of gold. Projected sales volumes are dependent on operational performance, impacts and the duration of the COVID-19 pandemic, weather-related conditions, timing of shipments and other factors.

For other important factors that could cause results to differ materially from projections, refer to “Cautionary Statement” and “Risk Factors” contained in Part I, Item 1A. of our 2019 Form 10-K and Part II, Item 1A. herein.

Consolidated Unit Net Cash Costs
Assuming average prices of $1,800 per ounce of gold and $7.00 per pound of molybdenum for the second half of 2020 and achievement of current sales volume and cost estimates, consolidated unit net cash costs (net of by-product credits) for our copper mines are expected to average $1.53 per pound of copper for the year 2020, (including $1.40 per pound of copper for the second half of 2020). The impact of price changes during the second half of 2020 on consolidated unit net cash costs for the year 2020 would approximate $0.01 per pound of copper for each $50 per ounce change in the average price of gold and $0.01 per pound of copper for each $2 per pound change in the average price of molybdenum. Quarterly unit net cash costs vary with fluctuations in sales volumes and realized prices, primarily for gold and molybdenum. We expect consolidated unit net cash costs to decline in 2021, following a ramp-up period at PT-FI.

Consolidated Operating Cash Flows
Our consolidated operating cash flows vary with sales volumes; prices realized from copper, gold and molybdenum sales; production costs; income taxes; other working capital changes; and other factors. Based on current sales volume and cost estimates, and assuming average prices of $2.85 per pound for copper, $1,800 per ounce for gold, and $7.00 per pound for molybdenum for the second half of 2020, our consolidated operating cash flows are estimated to approximate $2.6 billion (including $0.5 billion of working capital and other sources) for the year 2020. Estimated consolidated operating cash flows for the year 2020 also reflect an estimated income tax provision of $0.5 billion (refer to “Consolidated Results – Income Taxes” for further discussion of our projected income tax rate for the year 2020). The impact of price changes during the second half of 2020 on operating cash flows for the year 2020 would approximate $165 million for each $0.10 per pound change in the average price of copper, $25 million for each $50 per ounce change in the average price of gold and $35 million for each $2 per pound change in the average price of molybdenum.

Consolidated Capital Expenditures
Consolidated capital expenditures are expected to approximate $2.0 billion for the year 2020, including $1.3 billion for major projects, primarily associated with underground development activities in the Grasberg minerals district and completion of the Lone Star copper leach project, and exclude estimates associated with the new smelter in Indonesia. A large portion of the capital expenditures relates to projects that are expected to add significant production and cash flow in future periods, enabling us to generate operating cash flows exceeding capital expenditures in future years. We have cash on hand and the financial flexibility to fund these expenditures and will continue to be disciplined in deploying capital.

Corporate Items and Other
During second-quarter 2020, we implemented a series of actions to reduce administrative and centralized support costs in conjunction with our April 2020 revised operating plans. Cost savings initiatives included a temporary reduction in certain employee benefits, the initiation of furloughs and an employee separation program, and reductions in third party service costs, facilities costs, travel and other expenses. During second-quarter 2020, we recognized charges totaling approximately $82 million ($60 million in production and delivery costs, $15 million in selling, general and administrative costs, and $7 million in mining exploration and research expenses) associated with the employee separation program. Annual savings associated with this program are expected to be in excess of $100 million. As part of the cost savings initiatives initiated in second-quarter 2020, the Board of Directors (the Board) approved a 25 percent reduction in the salary of each of our Chief Executive Officer and Chief Financial Officer through the end of 2020. Each of these executives also agreed to forgo substantially all their reduced cash salary for the remainder of 2020, which was substituted with an award of restricted stock units that will vest at the end of the year. Selling, general and administrative expense, excluding costs of the employee separation program, are expected to approximate $355 million for the year 2020.

MARKETS

World prices for copper, gold and molybdenum can fluctuate significantly. During the period from January 2010 through June 2020, the London Metal Exchange (LME) copper settlement price varied from a low of $1.96 per pound in 2016 to a record high of $4.60 per pound in 2011; the London Bullion Market Association (LBMA) PM gold price fluctuated from a low of $1,049 per ounce in 2015 to a record high of $1,895 per ounce in 2011; and the Metals Week Molybdenum Dealer Oxide weekly average price ranged from a low of $4.46 per pound in 2015 to a high of $18.60 per pound in 2010. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in “Risk Factors” contained in Part I, Item 1A. of our 2019 Form 10-K and Part II, 1A. herein.

LME Copper Prices
Through June 30, 2020
1,500
1,200
900
600
300
-
000s of metric tons
$5.00
$4.50
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$-
Dollars per pound
Exchange Stocks
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
Exchange Stocks
LME Copper Prices

This graph presents LME copper settlement prices and the combined reported stocks of copper at the LME, Commodity Exchange Inc., a division of the New York Mercantile Exchange, and the Shanghai Futures Exchange from January 2010 through June 2020. During second-quarter 2020, LME copper settlement prices ranged from a low of $2.16 per pound to a high of $2.74 per pound, averaged $2.43 per pound and settled at $2.74 per pound on June 30, 2020. In second-quarter 2020, copper prices recovered from the sharp decline that occurred during first-quarter 2020, reflecting the combination of supply curtailments related to the COVID-19 pandemic, and an improving economic outlook during second-quarter 2020. The COVID-19 pandemic continues to cause substantial disruption and uncertainty in global economies and markets. The LME copper settlement price was $2.92 per pound on July 31, 2020.

While we acknowledge unfavorable changes to the global economy as a result of the ongoing COVID-19 pandemic, we continue to believe the underlying long-term fundamentals of the copper business remain positive, supported by the significant role of copper in the global economy and a challenging long-term supply environment attributable to difficulty in replacing existing large mines’ output with new production sources. Future copper prices are expected to be volatile and are likely to be influenced by the world’s response to the COVID-19 pandemic, demand from China and emerging markets, as well as economic activity in the U.S. and other industrialized countries, the timing of the development of new supplies of copper and the production levels of mines and copper smelters.

London Gold Prices

Through June 30, 2020

$1,850
$1,650
$1,450
$1,250
$1,050
$850
$650
$450
$250
Dollars per ounce
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020

This graph presents LBMA PM gold prices from January 2010 through June 2020. During second-quarter 2020, LBMA PM gold prices ranged from a low of $1,577 per ounce to a high of $1,772 per ounce, averaged $1,711 per ounce, and closed at $1,768 per ounce on June 30, 2020. Concerns about the global economy related to the COVID-19 pandemic, historically low U.S. interest rates and the anticipated effects of global stimulus efforts have driven increased demand for gold. The LBMA PM gold price was $1,965 per ounce on July 31, 2020.

Metals Week Molybdenum Dealer Oxide Prices
Through June 30, 2020
$25
$20
$15
$10
$5
$0
Dollars per pound
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020

This graph presents the Metals Week Molybdenum Dealer Oxide weekly average price from January 2010 through June 2020. During second-quarter 2020, the weekly average price of molybdenum ranged from a low of $7.65 per pound to a high of $9.05 per pound, averaged $8.40 per pound, and was $7.65 per pound on June 30, 2020. Molybdenum prices continued to be negatively impacted by economic uncertainty associated with the COVID-19 pandemic during second-quarter 2020. The Metals Week Molybdenum Dealer Oxide weekly average price was $7.18 per pound on July 31, 2020.

CONSOLIDATED RESULTS

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
SUMMARY FINANCIAL DATA	(in millions, except per share amounts)
Revenues[a,b]	$3,054		$3,546		$5,852		$7,338
Operating income (loss)[a,c,d]	$321	[e]	$33	[f,g]	$(152)	[e,g]	$354	[f,g]
Net income (loss) attributable to common stock[h,i]	$53	[j,k]	$(72)		$(438)	[j,k]	$(41)	[j,k]
Diluted net income (loss) per share of common stock	$0.03		$(0.05)		$(0.30)		$(0.03)
Diluted weighted-average common shares outstanding	1,458		1,451		1,453		1,451

Operating cash flows[l]	$491		$554		$453		$1,088
Capital expenditures	$527		$629		$1,137		$1,251
At June 30:
Cash and cash equivalents	$1,465		$2,623		$1,465		$2,623
Total debt, including current portion	$9,914		$9,916		$9,914		$9,916

a.	Refer to Note 9 for a summary of revenues and operating income (loss) by operating division.

b.
Includes favorable (unfavorable) adjustments to prior period provisionally priced concentrate and cathode copper sales totaling $55 million ($19 million to net income attributable to common stock or $0.01 per share) in second-quarter 2020, $(83) million ($(35) million to net loss attributable to common stock or $(0.02) per share) in second-quarter 2019, $(102) million ($(43) million to net loss attributable to common stock or $(0.03) per share) for the first six months of 2020 and $58 million ($23 million to net loss attributable to common stock or $0.02 per share) for the first six months of 2019 (refer to Note 6). The second-quarter and first six months of 2020 also include reductions to revenues totaling $24 million ($24 million to net income (loss) attributable to common stock or $0.02 per share) related to forward sales contracts (refer to Note 6).

c.
Includes metals inventory adjustments totaling $139 million ($101 million to net income attributable to common stock or $0.07 per share) in second-quarter 2020, $(2) million ($(1) million to net loss attributable to common stock or less than $0.01 per share) in second-quarter 2019, $(83) million ($(81) million to net loss attributable to common stock or $(0.06) per share) for the first six months of 2020 and $(59) million ($(27) million to net loss attributable to common stock or $(0.02) per share) for the first six months of 2019.

d.
Includes net charges to environmental obligations and related litigation reserves totaling $1 million ($1 million to net income attributable to common stock or less than $0.01 per share) in second-quarter 2020, $9 million ($9 million to net loss attributable to common stock or $0.01 per share) in second-quarter 2019, $15 million ($15 million to net loss attributable to common stock or $0.01 per share) for the first six months of 2020 and $44 million ($44 million to net loss attributable to common stock or $0.03 per share) for the first six months of 2019.

e.
Includes charges totaling $196 million ($144 million to net income attributable to common stock or $0.10 per share) in second-quarter 2020 and $224 million ($153 million to net loss attributable to common stock or $0.11 per share) for the first six months of 2020 associated with the COVID-19 pandemic and revised operating plans, including employee separation costs. These charges were recorded to production and delivery ($153 million in second-quarter 2020 and $173 million for the first six months of 2020); depreciation, depletion and amortization ($21 million in second-quarter 2020 and $29 million for the first six months of 2020); selling, general and administrative ($15 million for each of the second quarter and first six months of 2020) and mining exploration and research expense ($7 million for each of the second quarter and first six months of 2020).

f.
Includes a charge of $28 million ($14 million to net loss attributable to common stock or $0.01 per share) for the second-quarter and first six months of 2019 for an adjustment to the settlement of the historical surface water tax disputes with the local regional tax authority in Papua, Indonesia.

g.
Includes net (losses) gains on sales of assets totaling $(8) million ($(8) million to net loss attributable to common stock or $(0.01) per share) in second-quarter 2019, $(11) million ($(11) million to net loss attributable to common stock or $(0.01) per share) for the first six months of 2020 and $25 million ($25 million to net loss attributable to common stock or $0.02 per share) for the first six months of 2019 (refer to Note 7 for discussion of adjustments to the estimated fair value of contingent consideration related to the 2016 sale of onshore California oil and gas properties).

h.
Includes net tax credits of $53 million ($0.04 per share) in second-quarter 2020, $18 million ($0.01 per share) in second-quarter 2019, $52 million ($0.04 per share) for the first six months of 2020 and $24 million ($0.02 per share) for the first six months of 2019. Refer to “Income Taxes” for further discussion of these net tax credits.

i.	We defer recognizing profits on intercompany sales until final sales to third parties occur. Refer to “Operations – Smelting and Refining” for a summary of net impacts from changes in these deferrals.

j.
Includes after-tax net losses on early extinguishment of debt totaling $9 million ($0.01 per share) in second-quarter 2020, $41 million ($0.03 per share) for the first six months of 2020 and $5 million (less than $0.01 per share) for the first six months of 2019 (refer to Note 5).

k.
Includes other net credits (charges) totaling $10 million ($0.01 per share) in second quarter 2020, $2 million (less than $0.01 per share) for the first six months of 2020 and $(10) million ($(0.01) per share) for the first six months of 2019.

l.
Working capital and other sources totaled $22 million in second-quarter 2020, $304 million in second-quarter 2019, $141 million for the first six months of 2020 and $248 million for the first six months of 2019.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020		2019	2020		2019
SUMMARY OPERATING DATA
Copper (millions of recoverable pounds)
Production	767		776	1,498		1,556
Sales, excluding purchases	759		807	1,488		1,591
Average realized price per pound	$2.55	[a]	$2.75	$2.53	[a]	$2.78
Site production and delivery costs per pound[b]	$1.82		$2.26	$2.00		$2.21
Unit net cash costs per pound[b]	$1.47		$1.92	$1.68		$1.85
Gold (thousands of recoverable ounces)
Production	191		160	347		326
Sales, excluding purchases	184		189	328		431
Average realized price per ounce	$1,749		$1,351	$1,709		$1,315
Molybdenum (millions of recoverable pounds)
Production	19		25	38		48
Sales, excluding purchases	18		24	39		46
Average realized price per pound	$10.53		$13.15	$10.84		$12.93

a.
Includes reductions to average realized prices of $0.03 per pound of copper in second-quarter 2020 and $0.02 per pound of copper for the first six months of 2020 related to forward sales contracts covering 150 million pounds of copper sales for May and June 2020 at a fixed price of $2.34 per pound (refer to Note 6). There are no remaining forward sales contracts.

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

Revenues
Consolidated revenues totaled $3.1 billion in second-quarter 2020, $3.5 billion in second-quarter 2019, $5.9 billion for the first six months of 2020 and $7.3 billion for the first six months of 2019. Revenues from our mining operations primarily include the sale of copper concentrate, copper cathode, copper rod, gold in concentrate and molybdenum. Refer to Note 9 for a summary of product revenues.

Following is a summary of changes in our consolidated revenues between periods (in millions):

	Three Months Ended June 30	Six Months Ended June 30

Consolidated revenues - 2019 period	$3,546	$7,338
Lower sales volumes:
Copper	(132)	(287)
Gold	(8)	(135)
Molybdenum	(85)	(90)
(Lower) higher average realized prices:
Copper	(152)	(372)
Gold	73	129
Molybdenum	(46)	(82)
Adjustments for prior period provisionally priced copper sales	138	(160)
Lower Atlantic Copper revenues	(80)	(216)
Lower revenues from purchased copper	(158)	(261)
Lower cobalt revenues	(84)	(180)
Lower treatment charges	25	50
(Higher) lower royalties and export duties	(13)	10
Other, including intercompany eliminations	30	108
Consolidated revenues - 2020 period	$3,054	$5,852

Sales Volumes. Consolidated copper and gold sales volumes decreased in the 2020 periods, compared to the 2019 periods, primarily reflecting lower operating rates at Cerro Verde associated with COVID-19 restrictions and timing of shipments. Refer to “Operations” for further discussion of sales volumes at our mining operations.

Realized Prices. Our consolidated revenues can vary significantly as a result of fluctuations in the market prices of copper, gold and molybdenum. Average realized prices for second-quarter 2020, compared with second-quarter 2019, were 7 percent lower for copper, 29 percent higher for gold and 20 percent lower for molybdenum, and average realized prices for the first six months of 2020, compared with the first six months of 2019, were 9 percent lower for copper, 30 percent higher for gold and 16 percent lower for molybdenum.

Average realized copper prices include net favorable (unfavorable) adjustments to current period provisionally priced copper sales totaling $107 million in second-quarter 2020, $(39) million in second-quarter 2019, $26 million for the first six months of 2020 and $(58) million for the first six months of 2019. As discussed in Note 6, substantially all of our copper concentrate and cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) based primarily on quoted LME monthly average copper prices. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on provisionally priced concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until final pricing on the date of settlement. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs. Average realized prices for the second quarter and first six months of 2020 also included reductions totaling $24 million related to forward sales contracts (refer to Note 6).

Prior Period Provisionally Priced Copper Sales. Net favorable (unfavorable) adjustments to prior periods’ provisionally priced copper sales (i.e., provisionally priced sales at March 31, 2020 and 2019, and December 31, 2019 and 2018) recorded in consolidated revenues totaled $55 million in second-quarter 2020 and $(83) million in second-quarter 2019, $(102) million for the first six months of 2020 and $58 million for the first six months of 2019. Refer to Notes 6 and 9 for a summary of total adjustments to prior period and current period provisionally priced sales.

At June 30, 2020, we had provisionally priced copper sales totaling 183 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average of $2.73 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the June 30, 2020, provisional price recorded would have an approximate $6 million effect on our 2020 net income attributable to common stock. The LME copper price settled at $2.92 per pound on July 31, 2020.

Atlantic Copper Revenues. Atlantic Copper revenues totaled $466 million in second-quarter 2020 and $906 million for the first six months of 2020, compared with $546 million in second-quarter 2019 and $1.1 billion for the first six months of 2019. Lower revenues in the 2020 periods, compared with the 2019 periods, primarily reflect lower copper prices.

Purchased Copper. We purchase copper cathode primarily for processing by our Rod & Refining operations. The volumes of copper purchases vary depending on cathode production from our operations and totaled 71 million pounds in second-quarter 2020, 114 million pounds in second-quarter 2019, 159 million pounds for the first six months of 2020 and 231 million pounds for the first six months of 2019.

Cobalt Revenues. Cobalt revenues totaled $47 million in second-quarter 2020 and $112 million for the first six months of 2020, compared with $131 million in second-quarter 2019 and $292 million for the first six months of 2019. Lower revenues in the 2020 periods, compared with the 2019 periods, primarily reflect the sale of our cobalt refinery and related cobalt cathode precursor business in fourth-quarter 2019.

Treatment Charges. Revenues from our concentrate sales are recorded net of treatment charges (i.e., fees paid to smelters that are generally negotiated annually), which will vary with the sales volumes and the price of copper.

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

Production and Delivery Costs
Consolidated production and delivery costs totaled $2.4 billion in second-quarter 2020, $3.0 billion in second-quarter 2019, $4.9 billion for the first six months of 2020 and $5.9 billion for the first six months of 2019. Lower consolidated production and delivery costs in the 2020 periods primarily reflects lower mining costs in Indonesia (reflecting lower mining and milling rates associated with the completion of mining the Grasberg open pit) and in South America (reflecting lower operating rates associated with COVID-19 restrictions). The 2020 periods also included charges totaling $153 million in second-quarter 2020 and $173 million for the first six months of 2020 associated with the COVID-19 pandemic and revised operating plans, including employee separation costs.

Site Production and Delivery Costs Per Pound. Site production and delivery costs for our copper mining operations primarily include labor, energy and commodity-based inputs, such as sulphuric acid, reagents, liners, tires and explosives. Consolidated site production and delivery costs (before net noncash and other costs) for our copper mines averaged $1.82 per pound of copper in second-quarter 2020, $2.26 per pound of copper in second-quarter 2019, $2.00 per pound of copper for the first six months of 2020 and $2.21 per pound of copper for the first six months of 2019. Lower consolidated site production and delivery costs per pound in the 2020 periods, compared with the 2019 periods, primarily reflect lower costs in Indonesia and South America (for the same reasons discussed in the paragraph above). Refer to “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements.

Depreciation, Depletion and Amortization
Depreciation will vary under the unit-of-production (UOP) method as a result of changes in sales volumes and the related UOP rates at our mining operations. Consolidated depreciation, depletion and amortization (DD&A) totaled $358 million in second-quarter 2020, $352 million in second-quarter 2019 and $699 million for each of the first six months of 2020 and 2019.

Metals Inventory Adjustments
Net realizable value metals inventory adjustments totaled a net credit of $139 million in second-quarter 2020 (primarily related to the reversal of net realizable value adjustments recorded on long-term copper inventories in first-quarter 2020), and charges of $2 million in second-quarter 2019, $83 million for the first six months of 2020 and $59 million for the first six months of 2019. Metals inventory adjustments in the 2020 periods were related to volatility in copper and molybdenum prices. Charges for the first six months of 2019 were mostly related to decreases in cobalt prices.

Selling, general and administrative expenses
Selling, general and administrative expenses totaled $91 million in second-quarter 2020, $92 million in second-quarter 2019, $201 million for the first six months of 2020 and $199 million for the first six months of 2019. During second-quarter 2020, we implemented a series of actions to reduce administrative and centralized support costs in conjunction with our April 2020 revised operating plans. Cost savings initiatives included a temporary reduction in certain employee benefits, the initiation of furloughs and an employee separation program, and reductions in third party service costs, facilities costs, travel and other expenses. Selling, general and administrative expenses include charges totaling $15 million associated with the employee separation program. Selling, general and administrative expense, excluding charges for the employee separation program, are expected to approximate $355 million for the year 2020.

Mining Exploration and Research Expenses
Consolidated exploration and research expenses for our mining operations totaled $18 million in second-quarter 2020, $31 million in second-quarter 2019, $34 million for the first six months of 2020 and $58 million for the first six months of 2019. Mining exploration and research expenses included employee separation charges totaling $7 million for each of the second quarter and first six months of 2020. Our April 2020 revised operating plans prioritize existing mine operations. Exploration expenditures for the year 2020 are expected to approximate $30 million, approximately 60 percent below 2019 expenditures.

Environmental Obligations and Shutdown Costs
Environmental obligation costs reflect net revisions to our long-term environmental obligations, which vary from period to period because of changes to environmental laws and regulations, the settlement of environmental matters and/or circumstances affecting our operations that could result in significant changes in our estimates. Shutdown costs include care-and-maintenance costs and any litigation, remediation or related expenditures associated with closed facilities or operations. Net charges for environmental obligations and shutdown costs totaled $11 million in second-quarter 2020, $23 million in second-quarter 2019, $37 million for the first six months of 2020 and $65 million for the first six months of 2019.

Interest Expense, Net
Consolidated interest costs (before capitalization) totaled $159 million in second-quarter 2020, $167 million in second-quarter 2019, $330 million for the first six months of 2020 and $345 million for the first six months of 2019. Refer to Note 5 for further discussion of our 2020 debt transactions.

Capitalized interest varies with the level of expenditures for our development projects and average interest rates on our borrowings, and totaled $44 million in second-quarter 2020, $35 million in second-quarter 2019, $88 million for the first six months of 2020 and $67 million for the first six months of 2019. Refer to “Capital Resources and Liquidity - Investing Activities” for discussion of capital expenditures associated with our major development projects.

Income Taxes
Following is a summary of the approximate amounts used in the calculation of our consolidated income tax (provision) benefit (in millions, except percentages):

	Six Months Ended June 30,
	2020					2019
	Income (Loss)[a]	Effective Tax Rate		Income Tax (Provision) Benefit		Income (Loss)[a]	Effective Tax Rate	Income Tax (Provision) Benefit
U.S.[b]	$(581)	10%		$58	[c]	$(183)	10%	$19	[d]
South America	(57)	58%		33		294	40%	(117)
Indonesia	169	54%		(91)	[e]	(13)	69%	9	[f]
Eliminations and other	74	N/A		(16)		(9)	N/A	(10)
Rate adjustment[g]	—	N/A		(20)		—	N/A	9
Consolidated FCX	$(395)	(9)%	[h]	$(36)		$89	101%	$(90)

a.	Represents income (loss) from continuing operations before income taxes and equity in affiliated companies’ net earnings.

b.
In addition to our North America mining operations, the U.S. jurisdiction reflects corporate-level expenses, which include interest expense associated with senior notes, general and administrative expenses, and environmental obligations and shutdown costs.

c.
Includes a tax credit of $53 million associated with the reversal of a year-end 2019 tax charge related to the sale of our interest in the lower zone of the Timok exploration project in Serbia. Also includes a tax credit of $6 million associated with the removal of a valuation allowance on deferred tax assets.

d.	Includes tax credits totaling $18 million primarily associated with state law changes.

e.	Includes a tax charge of $8 million ($7 million net of noncontrolling interest) associated with an unfavorable 2012 Indonesia Supreme Court ruling.

f.	Includes a tax credit of $8 million ($6 million net of noncontrolling interest) associated with the reduction in PT-FI's statutory tax rates in accordance with its special mining license (IUPK).

g.	In accordance with applicable accounting rules, we adjust our interim provision for income taxes to equal our consolidated tax rate.

h.
Our consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which we operate, excluding the U.S. jurisdiction. Because our U.S. jurisdiction generated net losses in the first six months of 2020 that will not result in a realized tax benefit, applicable accounting rules require us to adjust our estimated annual effective tax rate to exclude the impact of U.S. net losses.

Assuming achievement of current sales volume and cost estimates and average prices of $2.85 per pound for copper, $1,800 per ounce for gold and $7.00 per pound for molybdenum for the second half of 2020, we estimate our consolidated effective tax rate for the year 2020 would approximate 60 percent. Changes in sales volumes and average prices during 2020 would incur tax impacts at estimated effective rates of 38 percent for Indonesia, 37 percent for Peru and 0 percent for the U.S.

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

Operating and Development Activities. The April 2020 revised operating plans were effectively implemented across our North America operating sites and production, costs and capital management were in line or better than the April 2020 estimates. The Lone Star project is substantially complete and on track to produce approximately 200 million pounds of copper per year beginning in the second half of 2020.
The April 2020 revised operating plans take into account the impact of currently suspended operations at the Chino mine. We are currently assessing options and future timing of the restart of the Chino mine, which will take into account public health and market conditions.

Operating Data. Following is summary consolidated operating data for the North America copper mines:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020		2019	2020		2019
Operating Data, Net of Joint Venture Interests
Copper (millions of recoverable pounds)
Production	368		370	714		706
Sales, excluding purchases	368		369	723		689
Average realized price per pound	$2.42	[a]	$2.78	$2.50	[a]	$2.80

Molybdenum (millions of recoverable pounds)
Production[b]	9		9	17		16

100% Operating Data
Leach operations
Leach ore placed in stockpiles (metric tons per day)	744,000		797,600	736,100		751,600
Average copper ore grade (percent)	0.28		0.23	0.28		0.23
Copper production (millions of recoverable pounds)	265		245	500		471

Mill operations
Ore milled (metric tons per day)	286,200		320,300	309,800		317,900
Average ore grade (percent):
Copper	0.37		0.36	0.34		0.34
Molybdenum	0.02		0.02	0.02		0.02
Copper recovery rate (percent)	84.6		87.4	85.8		87.6
Copper production (millions of recoverable pounds)	176		195	354		371

a.
Includes reductions to average realized prices of $0.06 per pound of copper in second-quarter 2020 and $0.03 per pound of copper for the first six months of 2020 related to forward sales contracts covering 150 million pounds of copper sales for May and June 2020 at a fixed price of $2.34 per pound.

b.	Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at the North America copper mines.

North America’s consolidated copper sales volumes totaled 368 million pounds in second-quarter 2020, 369 million pounds in second-quarter 2019, 723 million pounds for the first six months of 2020 and 689 million pounds for the first six months of 2019. Higher sales volumes for the first six months of 2020, compared with the first six months of 2019, primarily reflect timing of shipments. North America copper sales are estimated to approximate 1.4 billion pounds for the year 2020, similar to the year 2019.

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

	Three Months Ended June 30,
	2020				2019
	By- Product Method		Co-Product Method		By- Product Method	Co-Product Method
			Copper	Molyb- denum[a]		Copper	Molyb- denum[a]
Revenues, excluding adjustments	$2.42	[b]	$2.42	$8.33	$2.78	$2.78	$12.39

Site production and delivery, before net noncash and other costs shown below	1.85		1.73	6.76	2.05	1.88	9.53
By-product credits	(0.17)		—	—	(0.26)	—	—
Treatment charges	0.10		0.10	—	0.11	0.10	—
Unit net cash costs	1.78		1.83	6.76	1.90	1.98	9.53
DD&A	0.24		0.22	0.55	0.24	0.22	0.77
Metals inventory adjustments	(0.24)		(0.24)	—	—	—	—
Noncash and other costs, net	0.09	[c]	0.09	0.08	0.03	0.02	0.23
Total unit costs	1.87		1.90	7.39	2.17	2.22	10.53
Revenue adjustments, primarily for pricing on prior period open sales	0.02		0.02	—	(0.04)	(0.04)	—
Gross profit per pound	$0.57		$0.54	$0.94	$0.57	$0.52	$1.86

Copper sales (millions of recoverable pounds)	368		368		369	369
Molybdenum sales (millions of recoverable pounds)[a]				9			9

	Six Months Ended June 30,
	2020				2019
	By- Product Method		Co-Product Method		By- Product Method	Co-Product Method
			Copper	Molyb- denum[a]		Copper	Molyb- denum[a]
Revenues, excluding adjustments	$2.50	[b]	$2.50	$8.99	$2.80	$2.80	$12.06

Site production and delivery, before net noncash and other costs shown below	2.00		1.85	7.81	2.05	1.87	9.69
By-product credits	(0.19)		—	—	(0.26)	—	—
Treatment charges	0.10		0.10	—	0.11	0.11	—
Unit net cash costs	1.91		1.95	7.81	1.90	1.98	9.69
DD&A	0.25		0.23	0.64	0.25	0.22	0.75
Metals inventory adjustments	0.08		0.07	—	—	—	—
Noncash and other costs, net	0.09	[c]	0.09	0.15	0.05	0.04	0.22
Total unit costs	2.33		2.34	8.60	2.20	2.24	10.66
Other revenue adjustments, primarily for pricing on prior period open sales	(0.03)		(0.03)	—	0.01	0.01	—
Gross profit per pound	$0.14		$0.13	$0.39	$0.61	$0.57	$1.40

Copper sales (millions of recoverable pounds)	722		722		689	689
Molybdenum sales (millions of recoverable pounds)[a]				17			16

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.
Includes reductions to average realized prices of $0.06 per pound of copper in second-quarter 2020 and $0.03 per pound of copper for the first six months of 2020 related to forward sales contracts covering 150 million pounds of copper sales for May and June 2020 at a fixed price of $2.34 per pound.

c.
Includes charges totaling $0.06 per pound of copper in second-quarter 2020 and $0.03 per pound of copper for the first six months of 2020, primarily associated with the April 2020 revised operating plans (including employee separation costs) and the COVID-19 pandemic.

Our North America copper mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) of $1.78 per pound of copper in second-quarter 2020 were lower than unit net cash costs of $1.90 per pound of copper in second-quarter 2019, primarily reflecting lower mining costs and cost reductions associated with the April 2020 revised operating plans. Average unit net cash costs of $1.91 per pound for the first six months of 2020 approximated unit net cash costs of $1.90 per pound of copper for the first six months of 2019.

Because certain assets are depreciated on a straight-line basis, North America’s average unit depreciation rate may vary with asset additions and the level of copper production and sales.

Average unit net cash costs (net of by-product credits) for our North America copper mines are expected to approximate $1.81 per pound of copper for the year 2020, based on achievement of current sales volume and cost estimates and assuming an average molybdenum price of $7.00 per pound for the second half of 2020. North
America’s average unit net cash costs for the year 2020 would change by approximately $0.02 per pound of copper for each $2 per pound change in the average price of molybdenum for the second half of 2020.

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

Operating and Development Activities. Cerro Verde achieved significant progress during second-quarter 2020 to restore operations following COVID-19 restrictions imposed by the Peruvian government in March 2020. Strict health protocols have been implemented and a plan for Cerro Verde to restore operations was approved by the Peruvian government in second-quarter 2020. Cerro Verde's operating rates averaged 251,800 metric tons of ore per day in second-quarter 2020, including an average of 316,800 metric tons of ore per day in June 2020 (which is approximately 80 percent of the 2019 annual average). We currently expect operations during the second half of 2020 to average approximately 350,000 metric tons of ore per day. We are continuing to operate El Abra consistent with the April 2020 revised operating plans while closely monitoring public health conditions in Chile.

Operating Data. Following is summary consolidated operating data for South America mining:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020		2019	2020		2019
Copper (millions of recoverable pounds)
Production	218		281	463		580
Sales	219		287	466		577
Average realized price per pound	$2.67		$2.72	$2.57		$2.75

Molybdenum (millions of recoverable pounds)
Production[a]	4		7	8		15

Leach operations
Leach ore placed in stockpiles (metric tons per day)	141,900		187,000	162,200		178,400
Average copper ore grade (percent)	0.33		0.38	0.35		0.36
Copper production (millions of recoverable pounds)	62		63	125		122

Mill operations
Ore milled (metric tons per day)	251,800	[b]	407,700	300,700	[b]	397,200
Average ore grade (percent):
Copper	0.39		0.34	0.36		0.36
Molybdenum	0.01		0.02	0.01		0.02
Copper recovery rate (percent)	83.9		81.7	80.8		84.5
Copper production (millions of recoverable pounds)	156		218	338		458

a.	Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at Cerro Verde.

b.	Cerro Verde mill operations were negatively impacted by COVID-19 restrictions.

South America’s consolidated copper sales volumes totaled 219 million pounds in second-quarter 2020, 287 million pounds in second-quarter 2019, 466 million pounds for the first six months of 2020 and 577 million pounds for the first six months of 2019. Lower sales volumes for the 2020 periods, compared to the 2019 periods, primarily reflect lower operating rates at Cerro Verde associated with COVID-19 restrictions.

Copper sales from South America mines are expected to approximate 950 million pounds for the year 2020, compared with 1.2 billion pounds of copper for the year 2019.

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

Gross Profit (Loss) per Pound of Copper
The following table summarizes unit net cash costs and gross profit (loss) per pound of copper at our South America mining operations. Unit net cash costs per pound of copper are reflected under the by-product and co-product methods as the South America mining operations also had sales of molybdenum and silver. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended June 30,
	2020			2019
	By-Product Method		Co-Product Method	By-Product Method	Co-Product Method
Revenues, excluding adjustments	$2.67		$2.67	$2.72	$2.72

Site production and delivery, before net noncash and other costs shown below	1.64		1.57	1.92	1.74
By-product credits	(0.11)		—	(0.28)	—
Treatment charges	0.15		0.15	0.18	0.18
Royalty on metals	—		—	0.01	0.01
Unit net cash costs	1.68		1.72	1.83	1.93
DD&A	0.47		0.44	0.41	0.37
Metals inventory adjustments	(0.26)		(0.26)	—	—
Noncash and other costs, net	0.32	[a]	0.30	0.07	0.07
Total unit costs	2.21		2.20	2.31	2.37
Revenue adjustments, primarily for pricing on prior period open sales	0.20		0.20	(0.20)	(0.20)
Gross profit per pound	$0.66		$0.67	$0.21	$0.15

Copper sales (millions of recoverable pounds)	219		219	287	287

	Six Months Ended June 30,
	2020			2019
	By-Product Method		Co-Product Method	By-Product Method	Co-Product Method
Revenues, excluding adjustments	$2.57		$2.57	$2.75	$2.75

Site production and delivery, before net noncash and other costs shown below	1.84		1.72	1.82	1.64
By-product credits	(0.14)		—	(0.31)	—
Treatment charges	0.15		0.15	0.19	0.19
Royalty on metals	—		—	0.01	0.01
Unit net cash costs	1.85		1.87	1.71	1.84
DD&A	0.45		0.42	0.40	0.35
Metals inventory adjustments	0.01		0.01	—	—
Noncash and other costs, net	0.21	[a]	0.20	0.08	0.08
Total unit costs	2.52		2.50	2.19	2.27
Other revenue adjustments, primarily for pricing on prior period open sales	(0.15)		(0.15)	0.06	0.06
Gross (loss) profit per pound	$(0.10)		$(0.08)	$0.62	$0.54

Copper sales (millions of recoverable pounds)	466		466	577	577

a.
Includes charges totaling $0.30 per pound of copper in second-quarter 2020 and $0.18 per pound of copper for the first six months of 2020, primarily associated with idle facility (Cerro Verde) and contract cancellation costs related to the COVID-19 pandemic, and employee separation costs associated with the April 2020 revised operating plans.

Our South America mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) of $1.68 per pound of copper in second-quarter 2020 were lower than unit net cash costs of $1.83 per pound of copper in second-quarter 2019, primarily reflecting reduced mining and milling activities at Cerro Verde, partly offset by lower sales volumes and lower by-product credits. Average unit net cash costs (net of by-product credits) of $1.85 per pound for the first six months of 2020 were higher than unit net cash costs of $1.71 per pound for the first six months of 2019, primarily reflecting lower sales volumes and lower by-product credits, partly offset by reduced mining and milling activities at Cerro Verde.

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

Average unit net cash costs (net of by-product credits) for South America mining are expected to approximate $1.92 per pound of copper for the year 2020, based on current sales volume and cost estimates and assuming an average price of $7.00 per pound of molybdenum for the second half of 2020.

Indonesia Mining
PT-FI operates one of the world’s largest copper and gold mines at the Grasberg minerals district in Papua, Indonesia. PT-FI produces copper concentrate that contains significant quantities of gold and silver. We have a 48.76 percent interest in PT-FI and manage its mining operations. As further discussed in Note 2 of our 2019 Form 10-K, under the terms of the shareholders agreement, our economic interest in PT-FI approximates 81 percent through 2022. PT-FI’s results are consolidated in our financial statements.

Substantially all of PT-FI’s copper concentrate is sold under long-term contracts. During the first six months of 2020, 70 percent of PT-FI’s concentrate production was sold to PT Smelting (PT-FI’s 25-percent-owned smelter and refinery in Gresik, Indonesia).

Operating and Development Activities. The ramp-up of underground production at the Grasberg minerals district in Indonesia continues to advance on schedule. During second-quarter 2020, a total of 46 new drawbells were added at the Grasberg Block Cave and Deep Mill Level Zone (DMLZ) underground mines, bringing cumulative open drawbells to 261. Combined average daily production from Grasberg Block Cave and DMLZ mines totaled 54,800 metric tons of ore per day during second-quarter 2020, approximately 9 percent above the April 2020 estimate and 46 percent above the first-quarter 2020 average (and increased to a combined daily production average of approximately 70,000 metric tons of ore per day at the end of June 2020). PT-FI expects its 2021 copper and gold production to approximate 1.4 billion pounds of copper and 1.4 million ounces of gold, nearly double projected 2020 levels.

The successful completion of this ramp up is expected to enable PT-FI to generate average annual production for the next several years of 1.55 billion pounds of copper and 1.6 million ounces of gold at an average unit net cash cost of approximately $0.20 per pound of copper assuming an average price of $1,400 per ounce of gold and achievement of projected sales volumes and cost estimates.

PT-FI's estimated annual capital spending on underground mine development projects is expected to average approximately $0.9 billion per year for the three-year period 2020 through 2022, net of scheduled contributions from PT Indonesia Asahan Aluminium (Persero) (PT Inalum). In accordance with applicable accounting guidance, aggregate costs (before scheduled contributions from PT Inalum), which are expected to average $1.0 billion per year for the three-year period 2020 through 2022, will be reflected as an investing activity in our cash flow statement, and contributions from PT Inalum will be reflected as a financing activity.

Indonesian Smelter. As a result of disruptions to work and travel schedules of international contractors and current restrictions on access to the proposed physical site in Gresik, Indonesia associated with COVID-19 mitigation measures, PT-FI has notified the Indonesian government of delays in achieving the completion timeline of December 2023. PT-FI continues to discuss with the Indonesian government a deferred schedule for the project as well as other alternatives in light of COVID-19 and global economic conditions.

Operating Data. Following is summary consolidated operating data for Indonesia mining:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020		2019	2020	2019
Operating Data
Copper (millions of recoverable pounds)
Production	181		125	321	270
Sales	172		151	299	325
Average realized price per pound	$2.67		$2.71	$2.54	$2.77

Gold (thousands of recoverable ounces)
Production	189		154	341	316
Sales	180		185	319	420
Average realized price per ounce	$1,748		$1,350	$1,709	$1,314

Operating Data
Ore extracted and milled (metric tons per day):
Grasberg open pit[a]	—		54,000	3,600	78,300
DOZ underground mine[b]	21,600		21,100	20,900	25,700
Grasberg Block Cave underground mine[b]	27,200		7,400	23,100	6,200
DMLZ underground mine[b]	27,600		7,700	23,100	7,200
Big Gossan underground mine[b]	5,900		5,400	6,300	5,500
Total	81,900	[c]	95,600	77,000	122,900
Average ore grades:
Copper (percent)	1.27		0.80	1.21	0.69
Gold (grams per metric ton)	1.04		0.79	1.02	0.66
Recovery rates (percent):
Copper	91.7		88.3	91.7	86.3
Gold	78.3		74.9	77.6	71.6

a.	Includes ore from the Grasberg open-pit stockpile.

b.	Reflects ore extracted, including ore from development activities that result in metal production.

c.	Does not foot because of rounding.

PT-FI’s consolidated copper sales of 172 million pounds in second-quarter 2020 were higher than second-quarter 2019 consolidated copper sales of 151 million pounds, primarily reflecting higher ore grades, partly offset by anticipated lower mill rates as PT-FI continues to ramp-up production from its underground ore bodies. PT-FI’s consolidated copper sales of 299 million pounds for the first six months of 2020 were lower than consolidated copper sales of 325 million pounds for first six months of 2019, primarily reflecting timing of shipments, partly offset by higher ore grades.

PT-FI’s consolidated gold sales of 180 thousand ounces of gold in second-quarter 2020 and 319 thousand ounces of gold for the first six months of 2020 were lower than second-quarter 2019 consolidated sales of 185 thousand ounces of gold and 420 thousand ounces of gold for the first six months of 2019, primarily reflecting timing of shipments, partly offset by higher ore grades.

Consolidated sales volumes from PT-FI are expected to approximate 770 million pounds of copper and 0.8 million ounces of gold in 2020. As PT-FI continues to ramp-up production from its underground ore bodies, metal production is expected to improve significantly in 2021.

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

	Three Months Ended June 30,
	2020				2019
	By-Product Method		Co-Product Method		By-Product Method		Co-Product Method
			Copper	Gold			Copper	Gold
Revenues, excluding adjustments	$2.67		$2.67	$1,748	$2.71		$2.71	$1,350

Site production and delivery, before net noncash and other costs shown below	2.00		1.17	766	3.40		2.09	1,041
Gold and silver credits	(1.95)		—	—	(1.69)		—	—
Treatment charges	0.27		0.16	105	0.26		0.16	80
Export duties	0.09		0.05	35	0.07		0.04	20
Royalty on metals	0.15		0.08	65	0.11		0.08	28
Unit net cash costs	0.56		1.46	971	2.15		2.37	1,169
DD&A	0.72		0.42	276	0.65		0.40	199
Noncash and other costs, net	0.05	[a]	0.03	17	0.30	[b]	0.18	91
Total unit costs	1.33		1.91	1,264	3.10		2.95	1,459
Revenue adjustments, primarily for pricing on prior period open sales	0.07		0.07	41	(0.13)		(0.13)	(7)
PT Smelting intercompany (loss) profit	(0.15)		(0.09)	(57)	0.06		0.03	16
Gross profit (loss) per pound/ounce	$1.26		$0.74	$468	$(0.46)		$(0.34)	$(100)

Copper sales (millions of recoverable pounds)	172		172		151		151
Gold sales (thousands of recoverable ounces)				180				185

	Six Months Ended June 30,
	2020				2019
	By-Product Method		Co-Product Method		By-Product Method		Co-Product Method
			Copper	Gold			Copper	Gold
Revenues, excluding adjustments	$2.54		$2.54	$1,709	$2.77		$2.77	$1,314

Site production and delivery, before net noncash and other costs shown below	2.29		1.31	884	3.24		1.99	944
Gold and silver credits	(1.91)		—	—	(1.75)		—	—
Treatment charges	0.28		0.17	110	0.28		0.17	81
Export duties	0.07		0.04	25	0.08		0.05	24
Royalty on metals	0.15		0.08	58	0.14		0.09	38
Unit net cash costs	0.88		1.60	1,077	1.99		2.30	1,087
DD&A	0.75		0.43	289	0.63		0.38	183
Noncash and other costs, net	0.12	[a]	0.06	45	0.14	[b]	0.09	43
Total unit costs	1.75		2.09	1,411	2.76		2.77	1,313
Other revenue adjustments, primarily for pricing on prior period open sales	(0.07)		(0.07)	14	0.05		0.05	5
PT Smelting intercompany profit	—		—	—	0.04		0.02	10
Gross profit per pound/ounce	$0.72		$0.38	$312	$0.10		$0.07	$16

Copper sales (millions of recoverable pounds)	299		299		325		325
Gold sales (thousands of recoverable ounces)				319				420

a.	Includes COVID-19 related costs of $0.03 per pound of copper in second-quarter 2020 and $0.01 per pound of copper for the first six months of 2020.

b.
Includes charges of $0.18 per pound of copper in second-quarter 2019 and $0.09 per pound of copper for the first six months of 2019 associated with adjustments to the settlement of the historical surface water tax disputes with the local regional tax authority in Papua, Indonesia.

A significant portion of PT-FI’s costs are fixed and unit costs vary depending on volumes and other factors. PT-FI’s unit net cash costs (including gold and silver credits) of $0.56 per pound of copper in second-quarter 2020 and $0.88 per pound for the first six months of 2020 were lower than unit net cash costs of $2.15 per pound of copper in second-quarter 2019 and $1.99 per pound for the first six months of 2019, primarily reflecting reduced site production costs and higher gold prices. The decrease in unit net cash costs in second-quarter 2020 also reflected higher copper sales volumes.

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold. PT-FI will continue to pay export duties until development progress for the new smelter in Indonesia exceeds 50 percent.

PT-FI’s export duties totaled $16 million in second-quarter 2020, $10 million in second-quarter 2019, $20 million for the first six months of 2020 and $27 million for the first six months of 2019.

PT-FI’s royalties totaled $25 million in second-quarter 2020, $17 million in second-quarter 2019, $44 million for the first six months of 2020 and $45 million for the first six months of 2019.

Because certain assets are depreciated on a straight-line basis, PT-FI’s unit depreciation rate may vary with asset additions and the level of copper production and sales. DD&A per pound of copper under the by-product method was $0.72 per pound in second-quarter 2020, $0.65 per pound in second-quarter 2019, $0.75 for the first six months of 2020 and $0.63 per pound for the first six months of 2019. The increase in the 2020 periods, compared with the 2019 periods, primarily reflects underground development assets placed in service.

Revenue adjustments primarily result from changes in prices on provisionally priced copper sales recognized in prior periods.

PT Smelting intercompany (loss) profit represents the change in the deferral of 25 percent of PT-FI’s profit on sales to PT Smelting. Refer to “Smelting and Refining” below for further discussion.
Assuming an average gold price of $1,800 per ounce for the second half of 2020 and achievement of current sales volume and cost estimates, unit net cash costs (including gold and silver credits) for PT-FI are expected to approximate $0.54 per pound of copper for the year 2020 (including $0.34 per pound of copper for the second half of 2020). The impact of price changes during the second half of 2020 on PT-FI's average unit net cash costs for the year 2020 would approximate $0.03 per pound of copper for each $50 per ounce change in the average price of gold.

PT-FI’s projected sales volumes and unit net cash costs for the year 2020 are dependent on a number of factors, including underground development progress, operational performance and timing of shipments. In March 2020, PT-FI received a one-year extension of its export license through March 15, 2021.

Molybdenum Mines
We operate two wholly owned molybdenum mines in Colorado – the Henderson underground mine and the Climax open-pit mine. The Henderson and Climax mines produce high-purity, chemical-grade molybdenum concentrate, which is typically further processed into value-added molybdenum chemical products. The majority of the molybdenum concentrate produced at the Henderson and Climax mines, as well as from our North America and South America copper mines, is processed at our own conversion facilities.

Production from the Molybdenum mines totaled 6 million pounds of molybdenum in second-quarter 2020, 9 million pounds in second-quarter 2019, 13 million pounds for the first six months of 2020 and 17 million pounds for the first six months of 2019. The decrease in the 2020 periods, compared with the 2019 periods, primarily reflects lower production in response to market conditions. Refer to “Consolidated Results” for our consolidated molybdenum operating data, which includes sales of molybdenum produced at our Molybdenum mines and from our North America and South America copper mines. Refer to “Outlook” for projected consolidated molybdenum sales volumes.

Operating and Development Activities. The April 2020 revised operating plans for our molybdenum business have been effectively implemented, with site production and delivery costs declining by approximately 20 percent compared to first-quarter 2020.

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

Average unit net cash costs for our Molybdenum mines of $8.97 per pound of molybdenum in second-quarter 2020 were lower than unit net cash costs of $9.15 per pound in second-quarter 2019, primarily reflecting lower operating costs associated with the April 2020 revised operating plans. Average unit net cash costs of $9.52 per pound of molybdenum for the first six months of 2020 were higher than unit net cash costs of $9.45 per pound for the first six months of 2019, primarily reflecting lower sales volumes, partly offset by lower operating costs associated with the April 2020 revised operating plans. Average unit net cash costs for our Molybdenum mines do not include noncash and other costs, which include charges totaling $1.00 per pound of molybdenum in second-quarter 2020 and $0.48 per pound of molybdenum for the first six months of 2020, primarily associated with the April 2020 revised operating plans (including employee separation costs) and contract cancellation costs related to the COVID-19 pandemic. Based on current sales volume and cost estimates, average unit net cash costs for the Molybdenum mines are expected to approximate $10.20 per pound of molybdenum for the year 2020.

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

Atlantic Copper smelts and refines copper concentrate and markets refined copper and precious metals in slimes. During the first six months of 2020, Atlantic Copper’s concentrate purchases include 20 percent from our copper mining operations and 80 percent from third parties.

PT-FI’s contract with PT Smelting provides for PT-FI to supply 100 percent of the copper concentrate requirements (subject to a minimum or maximum treatment charge rate) necessary for PT Smelting to produce 205,000 metric tons of copper annually on a priority basis. PT-FI may also sell copper concentrate to PT Smelting at market rates for quantities in excess of 205,000 metric tons of copper annually. During the first six months of 2020, PT-FI supplied substantially all of PT Smelting’s concentrate requirements. In March 2020, PT Smelting received a one-year extension of its anode slimes export license through March 10, 2021.

We defer recognizing profits on sales from our mining operations to Atlantic Copper and on 25 percent of PT-FI’s sales to PT Smelting until final sales to third parties occur. Changes in these deferrals attributable to variability in intercompany volumes resulted in net (reductions) additions to operating income (loss) totaling $(17) million ($(6) million to net income attributable to common stock) in second-quarter 2020, $11 million ($(2) million to net loss attributable to common stock) in second-quarter 2019, $(6) million ($1 million to net loss attributable to common stock) for the first six months of 2020 and $(20) million ($(15) million to net loss attributable to common stock) for the first six months of 2019. Our net deferred profits on our inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income attributable to common stock totaled $28 million at June 30, 2020.

CAPITAL RESOURCES AND LIQUIDITY

Our consolidated operating cash flows vary with sales volumes; prices realized from copper, gold and molybdenum sales; production costs; income taxes; other working capital changes; and other factors. We believe that we have a high-quality portfolio of long-lived copper assets positioned to generate long-term value. PT-FI has several projects in the Grasberg minerals district related to the development of its large-scale, long-lived, high-grade underground ore bodies and we have substantially completed a project to develop the Lone Star leachable ores near our Safford operation in eastern Arizona. We are also evaluating other opportunities to enhance net present values, and we continue to consider future development of our copper resources, the timing of which will be dependent on market conditions.

In April 2020 we announced revised operating plans in response to the global COVID-19 pandemic and resulting negative impact on the global economy. The revised operating plans are focused on maximizing cash flow and protecting liquidity in a weak and uncertain economic environment and to preserve asset values for anticipated improved copper prices as economic conditions recover. As presented in “Outlook,” projected operating cash flows for the year 2020 of $2.6 billion are expected to exceed projected capital expenditures for the year 2020 by $0.6 billion. The increase in expected operating cash flows for the year 2020, compared to the April 2020 estimate, primarily reflects an increase in copper prices. A large portion of the capital expenditures relate to projects that are expected to add significant production and cash flow in future periods. We have cash on hand and the financial flexibility to fund these expenditures and will continue to be disciplined in deploying capital.

At June 30, 2020, we had $5.0 billion in liquidity, comprised of $1.5 billion in consolidated cash and $3.5 billion of availability under our revolving credit facility. With continued successful execution of the revised operating plans, we expect operating cash flows to improve significantly in 2021.

In March 2020, we completed the sale of $1.3 billion in new 8-year and 10-year senior notes and used the net proceeds to purchase and redeem a portion of certain existing senior notes. In July 2020, we completed the sale of $1.5 billion in new 8-year and 10-year senior notes. We used the net proceeds from the July offering to purchase $1.3 billion of certain existing senior notes in connection with the early settlement of our tender offers. Depending on our final tender results, we may use all or a portion of the remaining net proceeds from the offering to purchase more of certain senior notes in the tender offers. Any net proceeds not used for the tender offers will be used for general corporate purposes, which may include repurchases or redemptions of our senior notes. Refer to Note 5 and below for further discussion. These transactions will further enhance financial flexibility and extend debt maturities.

Cash
Following is a summary of the U.S. and international components of consolidated cash and cash equivalents available to the parent company, net of noncontrolling interests’ share, taxes and other costs at June 30, 2020 (in billions):

Cash at domestic companies	$0.8
Cash at international operations	0.7
Total consolidated cash and cash equivalents	1.5
Noncontrolling interests’ share	(0.3)
Cash, net of noncontrolling interests’ share	1.2
Withholding taxes	—	[a]
Net cash available	$1.2
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

Debt
At June 30, 2020, our consolidated debt totaled $9.9 billion, with a weighted-average interest rate of 4.5 percent and no senior note maturities until 2022. At June 30, 2020, we had no borrowings, $13 million in letters of credit issued and $3.5 billion of availability under our revolving credit facility and were in compliance with our revolving credit facility covenants.

In June 2020, we amended our revolving credit facility to provide additional flexibility on certain financial covenants. The key changes under the amendment include a suspension of the total leverage ratio through June 30, 2021, and a reduction in the interest expense coverage ratio to a minimum of 2.0x through December 31, 2021. We also agreed to a minimum liquidity covenant of $1 billion (consisting of consolidated unrestricted cash and availability under the revolving credit facility) applicable to each quarter through June 30, 2021, and additional restrictions on priority debt and liens, and on the payment of dividends through December 31, 2021. We retained the option to revert to the previous covenant requirements (which would, among other things, remove the dividend restriction) if we determine additional flexibility is no longer needed.

In March 2020, we completed the sale of $1.3 billion of senior notes, consisting of $700 million of 4.125% Senior Notes due 2028 and $600 million of 4.25% Senior Notes due 2030. We used a portion of the net proceeds from these senior notes to purchase a portion of our 4.00% Senior Notes due 2021 and 3.55% Senior Notes due 2022. In April 2020, we used the remaining net proceeds to fund the make-whole redemption of all of our remaining 4.00% Senior Notes due 2021.

In July 2020, we completed the sale of $1.5 billion of senior notes, consisting of $650 million of 4.375% Senior Notes due 2028 and $850 million of 4.625% Senior Notes due 2030. We used $1.3 billion of the net proceeds from these senior notes to purchase a portion of our 3.55% Senior Notes due 2022, 3.875% Senior Notes due 2023 and 4.55% Senior Notes due 2024 in connection with the early settlement of our previously announced tender offers. Depending on the final tender results, we may use all or a portion of the remaining net proceeds from the offering to purchase more of such series of notes in the tender offers. Any net proceeds not used for the tender offers will be used for general corporate purposes, which may include repurchases or redemptions of our senior notes.

Refer to Note 5 for further discussion of debt. For additional information regarding our debt arrangements, refer to Note 8 included in our 2019 Form 10-K.

Operating Activities
We generated consolidated operating cash flows of $453 million (including $141 million of working capital and other sources) for the first six months of 2020 and $1.1 billion (including $248 million in working capital and other sources) for the first six months of 2019. Lower operating cash flows for the first six months of 2020 compared with the first six months of 2019, primarily reflect lower copper prices and sales volumes, partly offset by reduced site production costs.

Investing Activities
Capital Expenditures. Capital expenditures, including capitalized interest, totaled $1.1 billion for the first six months of 2020, including approximately $0.6 billion for major projects primarily associated with underground development activities in the Grasberg minerals district and the Lone Star copper leach project. Capital expenditures, including capitalized interest, totaled $1.25 billion for the first six months of 2019, including approximately $0.7 billion for major projects. A large portion of the capital expenditures relate to projects that are expected to add significant production and cash flow in future periods, enabling us to generate operating cash flows exceeding capital expenditures in future years. Refer to “Outlook” for further discussion of projected capital expenditures for the year 2020.

Proceeds from Sales of Assets. Proceeds from sales of assets totaled $116 million for the first six months of 2020, primarily related to $60 million of contingent consideration associated with the 2016 sale of the Tenke Fungurume Mining assets in the Democratic Republic of Congo and the collection of $45 million related to the 2019 sale of the Timok exploration assets in Serbia.

Proceeds from sales of assets totaled $94 million for the first six months of 2019, primarily associated with sales of oil and gas properties, including $50 million in contingent consideration associated with the 2016 sale of onshore California oil and gas properties.

Financing Activities
Debt Transactions. Net borrowings of debt for the first six months of 2020 totaled $58 million. During first-quarter 2020, we completed the sale of $1.3 billion in senior notes and used the net proceeds to purchase a portion of our senior notes due 2021 and 2022. On April 3, 2020, we used the remaining net proceeds to redeem the remainder of our senior notes due 2021.

Net repayments of debt for the first six months of 2019 totaled $1.2 billion, consisting of the redemption of $1.0 billion aggregate principal amount of our 3.100% Senior Notes due 2020 and the repayment of $200 million under Cerro Verde’s credit facility.

Cash Dividends and Distributions Paid. We paid cash dividends on our common stock totaling $73 million for the first six months of 2020 (associated with the $0.05 per share of common stock cash dividend declared in December 2019), and $146 million for the first six months of 2019.

The Board does not expect to declare common stock dividends during 2020. The declaration and payment of future dividends will be assessed on an ongoing basis, taking into account our financial results, cash requirements, future prospects, global economic conditions, and other factors deemed relevant by the Board. See Note 5 for further discussion of the suspension of our quarterly dividends and the current restriction on payment of dividends under our revolving credit facility.

There were no cash dividends or distributions paid to noncontrolling interests for the first six months of 2020 and $79 million for the first six months of 2019. Cash dividends and distributions to noncontrolling interests vary based on the operating results and cash requirements of our consolidated subsidiaries.

Contributions from Noncontrolling Interests. During the first six months of 2020, we received equity contributions totaling $74 million from PT Inalum for their share of capital spending on PT-FI underground mine development projects and costs for the new smelter in Indonesia.

CONTRACTUAL OBLIGATIONS

During the first six-months of 2020, we completed the sale of $1.3 billion in new 8-year and 10-year senior notes at a weighted-average interest rate of 4.2 percent. In July 2020, we completed the sale of $1.5 billion in new 8-year and 10-year senior notes at a weighted-average interest rate of 4.5 percent. The net proceeds from these transactions were used or are expected to be used to purchase and redeem a portion of certain existing senior notes. Any net proceeds not used for the tender offers will be used for general corporate purposes, which may include repurchases or redemptions of our senior notes. Refer to Note 5 for further discussion of these transactions.

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

There have been no material changes to our environmental and asset retirement obligations since December 31, 2019. Updated cost assumptions, including increases and decreases to cost estimates, changes in the anticipated scope and timing of remediation activities, and settlement of environmental matters may result in additional revisions to certain of our environmental obligations. Refer to Note 12 in our 2019 Form 10-K, for further information regarding our environmental and asset retirement obligations. In addition, as discussed in Note 8, we are moving toward implementing a new standard on tailings management. Compliance with the standard will require incremental future costs.

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

NEW ACCOUNTING STANDARD

Refer to Note 10 for a summary of a recently adopted accounting standard.

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

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended June 30, 2020
(In millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$888	[c]	$888	$71	$18	$977
Site production and delivery, before net noncash and other costs shown below	678		636	57	10	703
By-product credits	(64)		—	—	—	—
Treatment charges	37		36	—	1	37
Net cash costs	651		672	57	11	740
DD&A	88		82	5	1	88
Metals inventory adjustments	(89)		(89)	—	—	(89)
Noncash and other costs, net	36	[d]	34	1	1	36
Total costs	686		699	63	13	775
Other revenue adjustments, primarily for pricing on prior period open sales	6		6	—	—	6
Gross profit	$208		$195	$8	$5	$208

Copper sales (millions of recoverable pounds)	368		368
Molybdenum sales (millions of recoverable pounds)[a]				9

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$2.42	[c]	$2.42	$8.33
Site production and delivery, before net noncash and other costs shown below	1.85		1.73	6.76
By-product credits	(0.17)		—	—
Treatment charges	0.10		0.10	—
Unit net cash costs	1.78		1.83	6.76
DD&A	0.24		0.22	0.55
Metals inventory adjustments	(0.24)		(0.24)	—
Noncash and other costs, net	0.09	[d]	0.09	0.08
Total unit costs	1.87		1.90	7.39
Other revenue adjustments, primarily for pricing on prior period open sales	0.02		0.02	—
Gross profit per pound	$0.57		$0.54	$0.94

Reconciliation to Amounts Reported

	Revenues		Production and Delivery	DD&A	Metals Inventory Adjustments
Totals presented above	$977		$703	$88	$(89)
Treatment charges	(2)		35	—	—
Noncash and other costs, net	—		36	—	—
Other revenue adjustments, primarily for pricing on prior period open sales	6		—	—	—
Eliminations and other	7		13	1	—
North America copper mines	988		787	89	(89)
Other mining[e]	2,985		2,461	254	(55)
Corporate, other & eliminations	(919)		(854)	15	5
As reported in our consolidated financial statements	$3,054		$2,394	$358	$(139)

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.
Includes reductions to revenues and average realized prices totaling $24 million ($0.06 per pound of copper) related to forward sales contracts covering 150 million pounds of copper sales for May and June 2020 at a fixed price of $2.34 per pound.

d.	Includes charges totaling $22 million ($0.06 per pound of copper) primarily associated with the April 2020 revised operating plans (including employee separation costs) and the COVID-19 pandemic.

e.	Represents the combined total for our other segments, as presented in Note 9.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended June 30, 2019
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,026	$1,026	$103	$20	$1,149
Site production and delivery, before net noncash and other costs shown below	758	692	79	13	784
By-product credits	(97)	—	—	—	—
Treatment charges	40	39	—	1	40
Net cash costs	701	731	79	14	824
DD&A	88	79	7	2	88
Metals inventory adjustments	1	1	—	—	1
Noncash and other costs, net	9	7	2	—	9
Total costs	799	818	88	16	922
Other revenue adjustments, primarily for pricing on prior period open sales	(16)	(16)	—	—	(16)
Gross profit	$211	$192	$15	$4	$211

Copper sales (millions of recoverable pounds)	369	369
Molybdenum sales (millions of recoverable pounds)[a]			9

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$2.78	$2.78	$12.39
Site production and delivery, before net noncash and other costs shown below	2.05	1.88	9.53
By-product credits	(0.26)	—	—
Treatment charges	0.11	0.10	—
Unit net cash costs	1.90	1.98	9.53
DD&A	0.24	0.22	0.77
Metals inventory adjustments	—	—	—
Noncash and other costs, net	0.03	0.02	0.23
Total unit costs	2.17	2.22	10.53
Other revenue adjustments, primarily for pricing on prior period open sales	(0.04)	(0.04)	—
Gross profit per pound	$0.57	$0.52	$1.86

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	DD&A	Metals Inventory Adjustments
Totals presented above	$1,149	$784	$88	$1
Treatment charges	(19)	21	—	—
Noncash and other costs, net	—	9	—	—
Other revenue adjustments, primarily for pricing on prior period open sales	(16)	—	—	—
Eliminations and other	6	10	(1)	—
North America copper mines	1,120	824	87	1
Other mining[c]	3,173	2,899	246	—
Corporate, other & eliminations	(747)	(718)	19	1
As reported in our consolidated financial statements	$3,546	$3,005	$352	$2

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.	Represents the combined total for our other segments, as presented in Note 9.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Six Months Ended June 30, 2020
(In millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,799	[c]	$1,799	$147	$44	$1,990
Site production and delivery, before net noncash and other costs shown below	1,439		1,333	128	28	1,489
By-product credits	(141)		—	—	—	—
Treatment charges	76		73	—	3	76
Net cash costs	1,374		1,406	128	31	1,565
DD&A	180		166	10	4	180
Metals inventory adjustments	56		54	—	2	56
Noncash and other costs, net	69	[d]	65	2	2	69
Total costs	1,679		1,691	140	39	1,870
Other revenue adjustments, primarily for pricing on prior period open sales	(22)		(22)	—	—	(22)
Gross profit	$98		$86	$7	$5	$98

Copper sales (millions of recoverable pounds)	722		722
Molybdenum sales (millions of recoverable pounds)[a]				17

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$2.50	[c]	$2.50	$8.99
Site production and delivery, before net noncash and other costs shown below	2.00		1.85	7.81
By-product credits	(0.19)		—	—
Treatment charges	0.10		0.10	—
Unit net cash costs	1.91		1.95	7.81
DD&A	0.25		0.23	0.64
Metals inventory adjustments	0.08		0.07	—
Noncash and other costs, net	0.09	[d]	0.09	0.15
Total unit costs	2.33		2.34	8.60
Other revenue adjustments, primarily for pricing on prior period open sales	(0.03)		(0.03)	—
Gross profit per pound	$0.14		$0.13	$0.39

Reconciliation to Amounts Reported
					Metals
			Production		Inventory
	Revenues		and Delivery	DD&A	Adjustments
Totals presented above	$1,990		$1,489	$180	$56
Treatment charges	(10)		66	—	—
Noncash and other costs, net	—		69	—	—
Other revenue adjustments, primarily for pricing on prior period open sales	(22)		—	—	—
Eliminations and other	15		23	1	—
North America copper mines	1,973		1,647	181	56
Other mining[e]	5,576		4,934	488	9
Corporate, other & eliminations	(1,697)		(1,642)	30	18
As reported in our consolidated financial statements	$5,852		$4,939	$699	$83

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.
Includes reductions to revenues and average realized prices totaling $24 million ($0.03 per pound of copper) related to forward sales contracts covering 150 million pounds of copper sales for May and June 2020 at a fixed price of $2.34 per pound.

d.	Includes charges totaling $22 million ($0.03 per pound of copper) primarily associated with the April 2020 revised operating plans (including employee separation costs) and the COVID-19 pandemic.

e.	Represents the combined total for our other segments, as presented in Note 9.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Six Months Ended June 30, 2019
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,931	$1,931	$190	$43	$2,164
Site production and delivery, before net noncash and other costs shown below	1,416	1,288	153	28	1,469
By-product credits	(180)	—	—	—	—
Treatment charges	76	73	—	3	76
Net cash costs	1,312	1,361	153	31	1,545
DD&A	170	155	12	3	170
Metals inventory adjustments	1	1	—	—	1
Noncash and other costs, net	32	28	3	1	32
Total costs	1,515	1,545	168	35	1,748
Other revenue adjustments, primarily for pricing on prior period open sales	4	4	—	—	4
Gross profit	$420	$390	$22	$8	$420

Copper sales (millions of recoverable pounds)	689	689
Molybdenum sales (millions of recoverable pounds)[a]			16

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$2.80	$2.80	$12.06
Site production and delivery, before net noncash and other costs shown below	2.05	1.87	9.69
By-product credits	(0.26)	—	—
Treatment charges	0.11	0.11	—
Unit net cash costs	1.90	1.98	9.69
DD&A	0.25	0.22	0.75
Metals inventory adjustments	—	—	—
Noncash and other costs, net	0.05	0.04	0.22
Total unit costs	2.20	2.24	10.66
Other revenue adjustments, primarily for pricing on prior period open sales	0.01	0.01	—
Gross profit per pound	$0.61	$0.57	$1.40

Reconciliation to Amounts Reported				Metals
		Production		Inventory
	Revenues	and Delivery	DD&A	Adjustments
Totals presented above	$2,164	$1,469	$170	$1
Treatment charges	(32)	44	—	—
Noncash and other costs, net	—	32	—	—
Other revenue adjustments, primarily for pricing on prior period open sales	4	—	—	—
Eliminations and other	18	22	—	—
North America copper mines	2,154	1,567	170	1
Other mining[c]	6,688	5,750	490	—
Corporate, other & eliminations	(1,504)	(1,388)	39	58
As reported in our consolidated financial statements	$7,338	$5,929	$699	$59

a.	Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

b.	Includes gold and silver product revenues and production costs.

c.	Represents the combined total for our other segments, as presented in Note 9.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended June 30, 2020
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$586		$586	$32	$618
Site production and delivery, before net noncash and other costs shown below	360		343	24	367
By-product credits	(25)		—	—	—
Treatment charges	32		32	—	32
Royalty on metals	1		1	—	1
Net cash costs	368		376	24	400
DD&A	103		98	5	103
Metals inventory adjustments	(57)		(57)	—	(57)
Noncash and other costs, net	71	[b]	67	4	71
Total costs	485		484	33	517
Other revenue adjustments, primarily for pricing on prior period open sales	44		44	—	44
Gross profit (loss)	$145		$146	$(1)	$145

Copper sales (millions of recoverable pounds)	219		219

Gross profit per pound of copper:

Revenues, excluding adjustments	$2.67		$2.67
Site production and delivery, before net noncash and other costs shown below	1.64		1.57
By-product credits	(0.11)		—
Treatment charges	0.15		0.15
Royalty on metals	—		—
Unit net cash costs	1.68		1.72
DD&A	0.47		0.44
Metals inventory adjustments	(0.26)		(0.26)
Noncash and other costs, net	0.32	[b]	0.30
Total unit costs	2.21		2.20
Other revenue adjustments, primarily for pricing on prior period open sales	0.20		0.20
Gross profit per pound	$0.66		$0.67

Reconciliation to Amounts Reported
					Metals
			Production		Inventory
	Revenues		and Delivery	DD&A	Adjustments
Totals presented above	$618		$367	$103	$(57)
Treatment charges	(32)		—	—	—
Royalty on metals	(1)		—	—	—
Noncash and other costs, net	—		71	—	—
Other revenue adjustments, primarily for pricing on prior period open sales	44		—	—	—
Eliminations and other	—		—	(1)	—
South America mining	629		438	102	(57)
Other mining[c]	3,344		2,810	241	(87)
Corporate, other & eliminations	(919)		(854)	15	5
As reported in our consolidated financial statements	$3,054		$2,394	$358	$(139)

a.
Includes silver sales of 0.6 million ounces ($14.55 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.
Includes charges totaling $66 million ($0.30 per pound of copper), primarily associated with idle facility (Cerro Verde) and contract cancellation costs related to the COVID-19 pandemic, and employee separation costs associated with the April 2020 revised operating plans.

c.	Represents the combined total for our other segments, as presented in Note 9.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended June 30, 2019
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other[a]	Total
Revenues, excluding adjustments	$781	$781	$92	$873
Site production and delivery, before net noncash and other costs shown below	550	498	64	562
By-product credits	(80)	—	—	—
Treatment charges	52	52	—	52
Royalty on metals	2	2	—	2
Net cash costs	524	552	64	616
DD&A	119	107	12	119
Noncash and other costs, net	21	20	1	21
Total costs	664	679	77	756
Other revenue adjustments, primarily for pricing on prior period open sales	(57)	(57)	—	(57)
Gross profit	$60	$45	$15	$60

Copper sales (millions of recoverable pounds)	287	287

Gross profit per pound of copper:

Revenues, excluding adjustments	$2.72	$2.72
Site production and delivery, before net noncash and other costs shown below	1.92	1.74
By-product credits	(0.28)	—
Treatment charges	0.18	0.18
Royalty on metals	0.01	0.01
Unit net cash costs	1.83	1.93
DD&A	0.41	0.37
Noncash and other costs, net	0.07	0.07
Total unit costs	2.31	2.37
Other revenue adjustments, primarily for pricing on prior period open sales	(0.20)	(0.20)
Gross profit per pound	$0.21	$0.15

Reconciliation to Amounts Reported
		Production
	Revenues	and Delivery	DD&A
Totals presented above	$873	$562	$119
Treatment charges	(52)	—	—
Royalty on metals	(2)	—	—
Noncash and other costs, net	—	21	—
Other revenue adjustments, primarily for pricing on prior period open sales	(57)	—	—
Eliminations and other	(1)	(2)	—
South America mining	761	581	119
Other mining[b]	3,532	3,142	214
Corporate, other & eliminations	(747)	(718)	19
As reported in our consolidated financial statements	$3,546	$3,005	$352

a.
Includes silver sales of 1.2 million ounces ($15.39 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.	Represents the combined total for our other segments, as presented in Note 9.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Six Months Ended June 30, 2020
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$1,199		$1,199	$86	$1,285
Site production and delivery, before net noncash and other costs shown below	853		800	73	873
By-product credits	(66)		—	—	—
Treatment charges	72		72	—	72
Royalty on metals	2		2	—	2
Net cash costs	861		874	73	947
DD&A	210		195	15	210
Metals inventory adjustments	3		3	—	3
Noncash and other costs, net	100	[b]	95	5	100
Total costs	1,174		1,167	93	1,260
Other revenue adjustments, primarily for pricing on prior period open sales	(70)		(70)	—	(70)
Gross loss	$(45)		$(38)	$(7)	$(45)

Copper sales (millions of recoverable pounds)	466		466

Gross loss per pound of copper:

Revenues, excluding adjustments	$2.57		$2.57
Site production and delivery, before net noncash and other costs shown below	1.84		1.72
By-product credits	(0.14)		—
Treatment charges	0.15		0.15
Royalty on metals	—		—
Unit net cash costs	1.85		1.87
DD&A	0.45		0.42
Metals inventory adjustments	0.01		0.01
Noncash and other costs, net	0.21	[b]	0.20
Total unit costs	2.52		2.50
Other revenue adjustments, primarily for pricing on prior period open sales	(0.15)		(0.15)
Gross loss per pound	$(0.10)		$(0.08)

Reconciliation to Amounts Reported					Metals
			Production		Inventory
	Revenues		and Delivery	DD&A	Adjustments
Totals presented above	$1,285		$873	$210	$3
Treatment charges	(72)		—	—	—
Royalty on metals	(2)		—	—	—
Noncash and other costs, net	—		100	—	—
Other revenue adjustments, primarily for pricing on prior period open sales	(70)		—	—	—
Eliminations and other	—		(1)	—	—
South America mining	1,141		972	210	3
Other mining[c]	6,408		5,609	459	62
Corporate, other & eliminations	(1,697)		(1,642)	30	18
As reported in our consolidated financial statements	$5,852		$4,939	$699	$83

a.
Includes silver sales of 1.5 million ounces ($16.37 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.
Includes charges totaling $86 million ($0.18 per pound of copper) primarily associated with idle facility (Cerro Verde) and contract cancellation costs related to the COVID-19 pandemic, and employee separation costs associated with the April 2020 revised operating plans.

c.	Represents the combined total for our other segments, as presented in Note 9.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Six Months Ended June 30, 2019
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other[a]	Total
Revenues, excluding adjustments	$1,584	$1,584	$204	$1,788
Site production and delivery, before net noncash and other costs shown below	1,053	949	129	1,078
By-product credits	(179)	—	—	—
Treatment charges	108	108	—	108
Royalty on metals	3	3	—	3
Net cash costs	985	1,060	129	1,189
DD&A	233	207	26	233
Noncash and other costs, net	46	45	1	46
Total costs	1,264	1,312	156	1,468
Other revenue adjustments, primarily for pricing on prior period open sales	37	37	—	37
Gross profit	$357	$309	$48	$357

Copper sales (millions of recoverable pounds)	577	577

Gross profit per pound of copper:

Revenues, excluding adjustments	$2.75	$2.75
Site production and delivery, before net noncash and other costs shown below	1.82	1.64
By-product credits	(0.31)	—
Treatment charges	0.19	0.19
Royalty on metals	0.01	0.01
Unit net cash costs	1.71	1.84
DD&A	0.40	0.35
Noncash and other costs, net	0.08	0.08
Total unit costs	2.19	2.27
Other revenue adjustments, primarily for pricing on prior period open sales	0.06	0.06
Gross profit per pound	$0.62	$0.54

Reconciliation to Amounts Reported
		Production
	Revenues	and Delivery	DD&A
Totals presented above	$1,788	$1,078	$233
Treatment charges	(108)	—	—
Royalty on metals	(3)	—	—
Noncash and other costs, net	—	46	—
Other revenue adjustments, primarily for pricing on prior period open sales	37	—	—
Eliminations and other	(2)	(4)	—
South America mining	1,712	1,120	233
Other mining[b]	7,130	6,197	427
Corporate, other & eliminations	(1,504)	(1,388)	39
As reported in our consolidated financial statements	$7,338	$5,929	$699

a.
Includes silver sales of 2.5 million ounces ($15.58 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.

b.	Represents the combined total for our other segments, as presented in Note 9.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended June 30, 2020
(In millions)	By-Product		Co-Product Method
	Method		Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$458		$458	$315	$13	$786
Site production and delivery, before net noncash and other costs shown below	345		201	138	6	345
Gold and silver credits	(336)		—	—	—	—
Treatment charges	47		27	19	1	47
Export duties	16		10	6	—	16
Royalty on metals	25		13	12	—	25
Net cash costs	97		251	175	7	433
DD&A	124		72	50	2	124
Noncash and other costs, net	8	[b]	5	3	—	8
Total costs	229		328	228	9	565
Other revenue adjustments, primarily for pricing on prior period open sales	12		12	7	1	20
PT Smelting intercompany loss	(25)		(15)	(10)	—	(25)
Gross profit	$216		$127	$84	$5	$216

Copper sales (millions of recoverable pounds)	172		172
Gold sales (thousands of recoverable ounces)				180

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$2.67		$2.67	$1,748
Site production and delivery, before net noncash and other costs shown below	2.00		1.17	766
Gold and silver credits	(1.95)		—	—
Treatment charges	0.27		0.16	105
Export duties	0.09		0.05	35
Royalty on metals	0.15		0.08	65
Unit net cash costs	0.56		1.46	971
DD&A	0.72		0.42	276
Noncash and other costs, net	0.05	[b]	0.03	17
Total unit costs	1.33		1.91	1,264
Other revenue adjustments, primarily for pricing on prior period open sales	0.07		0.07	41
PT Smelting intercompany loss	(0.15)		(0.09)	(57)
Gross profit per pound/ounce	$1.26		$0.74	$468

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$786		$345	$124
Treatment charges	(47)		—	—
Export duties	(16)		—	—
Royalty on metals	(25)		—	—
Noncash and other costs, net	—		8	—
Other revenue adjustments, primarily for pricing on prior period open sales	20		—	—
PT Smelting intercompany loss	—		25	—
Indonesia mining	718		378	124
Other mining[c]	3,255		2,870	219
Corporate, other & eliminations	(919)		(854)	15
As reported in our consolidated financial statements	$3,054		$2,394	$358

a.	Includes silver sales of 0.8 million ounces ($17.09 per ounce average realized price).

b.	Includes COVID-19 related costs totaling $4 million ($0.03 per pound of copper).

c.	Represents the combined total for our other segments, as presented in Note 9.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended June 30, 2019
(In millions)	By-Product		Co-Product Method
	Method		Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$412		$412	$250	$8	$670
Site production and delivery, before net noncash and other costs shown below	516		317	193	6	516
Gold and silver credits	(256)		—	—	—	—
Treatment charges	40		25	14	1	40
Export duties	10		6	4	—	10
Royalty on metals	17		12	5	—	17
Net cash costs	327		360	216	7	583
DD&A	99		61	37	1	99
Noncash and other costs, net	45	[b]	28	17	—	45
Total costs	471		449	270	8	727
Other revenue adjustments, primarily for pricing on prior period open sales	(19)		(19)	(2)	—	(21)
PT Smelting intercompany profit	7		4	3	—	7
Gross loss	$(71)		$(52)	$(19)	$—	$(71)

Copper sales (millions of recoverable pounds)	151		151
Gold sales (thousands of recoverable ounces)				185

Gross loss per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$2.71		$2.71	$1,350
Site production and delivery, before net noncash and other costs shown below	3.40		2.09	1,041
Gold and silver credits	(1.69)		—	—
Treatment charges	0.26		0.16	80
Export duties	0.07		0.04	20
Royalty on metals	0.11		0.08	28
Unit net cash costs	2.15		2.37	1,169
DD&A	0.65		0.40	199
Noncash and other costs, net	0.30	[b]	0.18	91
Total unit costs	3.10		2.95	1,459
Other revenue adjustments, primarily for pricing on prior period open sales	(0.13)		(0.13)	(7)
PT Smelting intercompany profit	0.06		0.03	16
Gross loss per pound/ounce	$(0.46)		$(0.34)	$(100)

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$670		$516	$99
Treatment charges	(40)		—	—
Export duties	(10)		—	—
Royalty on metals	(17)		—	—
Noncash and other costs, net	—		45	—
Other revenue adjustments, primarily for pricing on prior period open sales	(21)		—	—
PT Smelting intercompany profit	—		(7)	—
Indonesia mining	582		554	99
Other mining[c]	3,711		3,169	234
Corporate, other & eliminations	(747)		(718)	19
As reported in our consolidated financial statements	$3,546		$3,005	$352

a.	Includes silver sales of 0.5 million ounces ($14.57 per ounce average realized price).

b.
Includes charges totaling $28 million ($0.18 per pound of copper) associated with adjustments to the settlement of the historical surface water tax disputes with the local regional tax authority in Papua, Indonesia.

c.	Represents the combined total for our other segments, as presented in Note 9.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Six Months Ended June 30, 2020
(In millions)	By-Product		Co-Product Method
	Method		Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$760		$760	$545	$22	$1,327
Site production and delivery, before net noncash and other costs shown below	686		393	282	11	686
Gold and silver credits	(572)		—	—	—	—
Treatment charges	85		49	35	1	85
Export duties	20		11	8	1	20
Royalty on metals	44		25	19	—	44
Net cash costs	263		478	344	13	835
DD&A	225		129	92	4	225
Noncash and other costs, net	35	[b]	20	14	1	35
Total costs	523		627	450	18	1,095
Other revenue adjustments, primarily for pricing on prior period open sales	(20)		(20)	5	—	(15)
Gross profit	$217		$113	$100	$4	$217

Copper sales (millions of recoverable pounds)	299		299
Gold sales (thousands of recoverable ounces)				319

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$2.54		$2.54	$1,709
Site production and delivery, before net noncash and other costs shown below	2.29		1.31	884
Gold and silver credits	(1.91)		—	—
Treatment charges	0.28		0.17	110
Export duties	0.07		0.04	25
Royalty on metals	0.15		0.08	58
Unit net cash costs	0.88		1.60	1,077
DD&A	0.75		0.43	289
Noncash and other costs, net	0.12	[b]	0.06	45
Total unit costs	1.75		2.09	1,411
Other revenue adjustments, primarily for pricing on prior period open sales	(0.07)		(0.07)	14
Gross profit per pound/ounce	$0.72		$0.38	$312

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$1,327		$686	$225
Treatment charges	(85)		—	—
Export duties	(20)		—	—
Royalty on metals	(44)		—	—
Noncash and other costs, net	—		35	—
Other revenue adjustments, primarily for pricing on prior period open sales	(15)		—	—
Indonesia mining	1,163		721	225
Other mining[c]	6,386		5,860	444
Corporate, other & eliminations	(1,697)		(1,642)	30
As reported in our consolidated financial statements	$5,852		$4,939	$699

a.	Includes silver sales of 1.3 million ounces ($16.30 per ounce average realized price).

b.	Includes COVID-19 related costs of $4 million ($0.01 per pound of copper).

c.	Represents the combined total for our segments, as presented in Note 9.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Six Months Ended June 30, 2019
(In millions)	By-Product		Co-Product Method
	Method		Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$900		$900	$552	$17	$1,469
Site production and delivery, before net noncash and other costs shown below	1,054		646	396	12	1,054
Gold and silver credits	(571)		—	—	—	—
Treatment charges	91		56	34	1	91
Export duties	27		17	10	—	27
Royalty on metals	45		28	16	1	45
Net cash costs	646		747	456	14	1,217
DD&A	204		125	77	2	204
Noncash and other costs, net	48	[b]	29	18	1	48
Total costs	898		901	551	17	1,469
Other revenue adjustments, primarily for pricing on prior period open sales	18		18	2	—	20
PT Smelting intercompany profit	11		7	4	—	11
Gross profit	$31		$24	$7	$—	$31

Copper sales (millions of recoverable pounds)	325		325
Gold sales (thousands of recoverable ounces)				420

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$2.77		$2.77	$1,314
Site production and delivery, before net noncash and other costs shown below	3.24		1.99	944
Gold and silver credits	(1.75)		—	—
Treatment charges	0.28		0.17	81
Export duties	0.08		0.05	24
Royalty on metals	0.14		0.09	38
Unit net cash costs	1.99		2.30	1,087
DD&A	0.63		0.38	183
Noncash and other costs, net	0.14	[b]	0.09	43
Total unit costs	2.76		2.77	1,313
Other revenue adjustments, primarily for pricing on prior period open sales	0.05		0.05	5
PT Smelting intercompany profit	0.04		0.02	10
Gross profit per pound/ounce	$0.10		$0.07	$16

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$1,469		$1,054	$204
Treatment charges	(72)		19	—
Export duties	(27)		—	—
Royalty on metals	(45)		—	—
Noncash and other costs, net	—		48	—
Other revenue adjustments, primarily for pricing on prior period open sales	20		—	—
PT Smelting intercompany profit	—		(11)	—
Indonesia mining	1,345		1,110	204
Other mining[c]	7,497		6,207	456
Corporate, other & eliminations	(1,504)		(1,388)	39
As reported in our consolidated financial statements	$7,338		$5,929	$699

a.	Includes silver sales of 1.1 million ounces ($14.66 per ounce average realized price).

b.
Includes charges totaling $28 million ($0.09 per pound of copper) associated with adjustments to the settlement of the historical surface water tax disputes with the local regional tax authority in Papua, Indonesia.

c.	Represents the combined total for our other segments, as presented in Note 9.

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Three Months Ended June 30,
(In millions)	2020		2019

Revenues, excluding adjustments[a]	$63		$117
Site production and delivery, before net noncash and other costs shown below	53		76
Treatment charges and other	5		8
Net cash costs	58		84
DD&A	15		18
Metals inventory adjustments	1		—
Noncash and other costs, net	8	[b]	2
Total costs	82		104
Gross (loss) profit	$(19)		$13

Molybdenum sales (millions of recoverable pounds)[a]	6		9

Gross (loss) profit per pound of molybdenum:

Revenues, excluding adjustments[a]	$9.69		$12.74
Site production and delivery, before net noncash and other costs shown below	8.12		8.31
Treatment charges and other	0.85		0.84
Unit net cash costs	8.97		9.15
DD&A	2.29		2.07
Metals inventory adjustments	0.16		—
Noncash and other costs, net	1.34	[b]	0.15
Total unit costs	12.76		11.37
Gross (loss) profit per pound	$(3.07)		$1.37

Reconciliation to Amounts Reported

					Metals
			Production		Inventory
Three Months Ended June 30, 2020	Revenues		and Delivery	DD&A	Adjustments
Totals presented above	$63		$53	$15	$1
Treatment charges and other	(5)		—	—	—
Noncash and other costs, net	—		8	—	—
Molybdenum mines	58		61	15	1
Other mining[c]	3,915		3,187	328	(145)
Corporate, other & eliminations	(919)		(854)	15	5
As reported in our consolidated financial statements	$3,054		$2,394	$358	$(139)

Three Months Ended June 30, 2019
Totals presented above	$117		$76	$18	$—
Treatment charges and other	(8)		—	—	—
Noncash and other costs, net	—		2	—	—
Molybdenum mines	109		78	18	—
Other mining[c]	4,184		3,645	315	1
Corporate, other & eliminations	(747)		(718)	19	1
As reported in our consolidated financial statements	$3,546		$3,005	$352	$2

a.
Reflects sales of the Molybdenum mines’ production to our molybdenum sales company at market-based pricing. On a consolidated basis, realizations are based on the actual contract terms for sales to third parties; as a result, our consolidated average realized price per pound of molybdenum will differ from the amounts reported in this table.

b.
Includes charges totaling $6 million ($1.00 per pound of molybdenum) primarily associated with the April 2020 revised operating plans (including employee separation costs) and contract cancellation costs related to the COVID-19 pandemic.

c.
Represents the combined total for our other segments, as presented in Note 9. Also includes amounts associated with our molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America and South America copper mines.

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Six Months Ended June 30,
(In millions)	2020		2019

Revenues, excluding adjustments[a]	$140		$215
Site production and delivery, before net noncash and other costs shown below	117		146
Treatment charges and other	11		15
Net cash costs	128		161
DD&A	31		34
Metals inventory adjustments	5		—
Noncash and other costs, net	10	[b]	3
Total costs	174		198
Gross (loss) profit	$(34)		$17

Molybdenum sales (millions of recoverable pounds)[a]	13		17

Gross (loss) profit per pound of molybdenum:

Revenues, excluding adjustments[a]	$10.36		$12.63
Site production and delivery, before net noncash and other costs shown below	8.67		8.60
Treatment charges and other	0.85		0.85
Unit net cash costs	9.52		9.45
DD&A	2.29		2.04
Metals inventory adjustments	0.35		—
Noncash and other costs, net	0.79	[b]	0.15
Total unit costs	12.95		11.64
Gross (loss) profit per pound	$(2.59)		$0.99

Reconciliation to Amounts Reported

					Metals
			Production		Inventory
Six Months Ended June 30, 2020	Revenues		and Delivery	DD&A	Adjustments
Totals presented above	$140		$117	$31	$5
Treatment charges and other	(11)		—	—	—
Noncash and other costs, net	—		10	—	—
Molybdenum mines	129		127	31	5
Other mining[c]	7,420		6,454	638	60
Corporate, other & eliminations	(1,697)		(1,642)	30	18
As reported in our consolidated financial statements	$5,852		$4,939	$699	$83

Six Months Ended June 30, 2019
Totals presented above	$215		$146	$34	$—
Treatment charges and other	(15)		—	—	—
Noncash and other costs, net	—		3	—	—
Molybdenum mines	200		149	34	—
Other mining[c]	8,642		7,168	626	1
Corporate, other & eliminations	(1,504)		(1,388)	39	58
As reported in our consolidated financial statements	$7,338		$5,929	$699	$59

a.
Reflects sales of the Molybdenum mines’ production to our molybdenum sales company at market-based pricing. On a consolidated basis, realizations are based on the actual contract terms for sales to third parties; as a result, our consolidated average realized price per pound of molybdenum will differ from the amounts reported in this table.

b.
Includes charges totaling $6 million ($0.48 per pound of molybdenum) primarily associated with the April 2020 revised operating plans (including employee separation costs) and contract cancellation costs related to the COVID-19 pandemic.

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

The following summarized financial information includes information regarding FCX, as issuer, FM O&G LLC, as guarantor, and all other non-guarantor subsidiaries of FCX at June 30, 2020, and December 31, 2019, and for six months ended June 30, 2020.

	FCX		FM O&G LLC		Non-guarantor		Consolidated
	Issuer		Guarantor		Subsidiaries	Eliminations	FCX
As of June 30, 2020
Current assets	$249		$646		$6,921	$(661)	$7,155
Noncurrent assets	1,427		6		33,027	(1,385)	33,075
Current liabilities	175		24		3,402	(695)	2,906
Noncurrent liabilities	9,211		11,073		15,964	(16,079)	20,169

As of December 31, 2019
Current assets	$154		$657		$7,778	$(674)	$7,915
Noncurrent assets	1,620		22		32,692	(1,440)	32,894
Current liabilities	323		42		3,550	(706)	3,209
Noncurrent liabilities	9,180		10,892		15,975	(15,895)	20,152

Six Months Ended June 30, 2020
Revenues	$—		$14		$5,838	$—	$5,852
Operating loss	(18)		(22)		(103)	(9)	(152)
Net (loss) income	(438)	[a]	(159)	[a]	(494)	666	(425)

a.	Net loss equals net loss attributable to common stockholders because net loss attributable to noncontrolling interests is zero for issuer and guarantor.

CAUTIONARY STATEMENT
Our discussion and analysis contains forward-looking statements in which we discuss our potential future performance. Forward-looking statements are all statements other than statements of historical facts, such as plans, projections, or expectations relating to ore grades and milling rates; forecasts or expectations regarding business outlook; production and sales volumes; unit net cash costs; cash flows; capital expenditures; liquidity; operating costs; operating plans; cost savings; the consummation of the tender offers; the use of proceeds from the notes offering; our expectations regarding our share of PT-FI's net income (loss) and future cash flows through 2022; PT-FI's development, financing, construction and completion of a new smelter in Indonesia; improvements in operating procedures and technology; exploration efforts and results; development and production activities, rates and costs; tax rates; export quotas and duties; the impact of copper, gold and molybdenum price changes; the impact of deferred intercompany profits on earnings; reserve estimates; execution of the settlement agreement associated with the Louisiana coastal erosion cases; and future dividend payments, share purchases and sales. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” "targets," “intends,” “likely,” “will,” “should,” “could,” “to be,” ”potential," “assumptions,” “guidance,” “future” and any similar expressions are intended to identify those assertions as forward-looking statements. The declaration of future dividends is at the discretion of the Board and will depend on our financial results, cash requirements, future prospects, and other factors deemed relevant by the Board. In accordance with the June 2020 amendment to the revolving credit facility, we are currently restricted from declaring or paying common stock dividends.

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, our ability to consummate the tender offers; the duration and scope of and uncertainties associated with the COVID-19 pandemic, and the impact thereof on commodity prices, our business and the global economy, which are evolving and beyond our control, and any related actions taken by governments and businesses; our ability to contain and mitigate the risk of spread or major outbreak of COVID-19 at our operating sites, including at PT-FI’s remote operating site in Papua; supply of and demand for, and prices of, copper, gold and molybdenum; mine sequencing; changes in mine plans or operational modifications, delays, deferrals or cancellations; production rates; timing of shipments; results of feasibility studies; potential inventory adjustments; potential impairment of long-lived mining assets; the potential effects of violence in Indonesia generally and in the province of Papua; the Indonesian government's extension of PT-FI's export license after March 15, 2021; risks associated with underground mining; satisfaction of requirements in accordance with PT-FI's IUPK to extend mining rights from 2031 through 2041; the Indonesian government's approval of a deferred schedule for completion of the new smelter in Indonesia; expected results from improvements in operating procedures and technology, including innovation initiatives; industry risks; regulatory changes; political and social risks; labor relations; weather- and climate-related risks; environmental risks; litigation results; cybersecurity incidents; changes in general market, economic and industry conditions; financial condition of our customers, suppliers, vendors, partners and affiliates, particularly during weak economic conditions and extended periods of low commodity prices; reductions in liquidity and access to capital; and other factors described in more detail as described further in “Risk Factors” contained in Part I, Item 1A. of our 2019 Form 10-K and Part II, Item 1A. herein.

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

There have been no material changes in our market risks during the six-month period ended June 30, 2020. In April 2020, FCX entered into copper forward sales contracts covering 150 million pounds of copper sales for May and June 2020 at a fixed price of $2.34 per pound of copper to hedge the market risk associated with fluctuations in the price of copper. As discussed in Note 6 of our financial statements included herein, our revenues for the first six months of 2020 were reduced by $24 million associated with these forward sales contracts. There are no remaining forward sales contracts.

For additional information on market risks, refer to “Disclosures About Market Risks” included in Part II, Items 7. and 7A. of our 2019 Form 10-K. For projected sensitivities of our operating cash flow to changes in commodity prices, refer to “Outlook” in Part I, Item 2. of this quarterly report on Form 10-Q for the period ended June 30, 2020; for projected sensitivities of our provisionally priced copper sales to changes in commodity prices refer to “Consolidated Results – Revenues” in Part I, Item 2. of this quarterly report on Form 10-Q for the period ended June 30, 2020.

Item 4.	Controls and Procedures.

(a)
Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective as of June 30, 2020.

(b)
Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management does not believe, based on currently available information, that the outcome of any legal proceeding reported in Part I, Item 3. “Legal Proceedings” and Note 12 of our 2019 Form 10-K, and Note 8 herein, will have a material adverse effect on our financial condition; although individual or cumulative outcomes could be material to our operating results for a particular period, depending on the nature and magnitude of the outcome and the operating results for the period.

There have been no material changes to legal proceedings previously disclosed in Part I, Item 3. “Legal Proceedings” and Note 12 of our 2019 Form 10-K, except as described in Note 8 herein.

Item 1A. Risk Factors.

There have been no material changes to our risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our 2019 Form 10-K, except for the updated risk factors included below, which should be read in conjunction with the risk factors set forth in our 2019 Form 10-K. However, the risks and uncertainties that we face are not limited to those described in our 2019 Form 10-K or as updated below. Additional risks and uncertainties related to the impact of and attempts to contain the COVID-19 pandemic, but currently unknown or believed not to be material by us, may also adversely affect our business and the trading price of our securities.

The ongoing COVID-19 pandemic and resulting negative impact on the global economy and financial markets has had and will likely continue to have an adverse impact on our business and results of operations, the duration and extent of which is highly uncertain and could be material.

The ongoing COVID-19 pandemic continues to have an adverse impact on the global economy and is creating significant volatility in the financial markets, including the copper markets. The duration and scope of and uncertainties associated with the ongoing COVID-19 pandemic and the related impact on commodity prices, our business and the global economy are evolving and beyond our control. The extent and duration of adverse impacts that the pandemic may have on supply, demand and prices of the commodities we produce, on our suppliers, vendors, customers and employees and on global financial markets is unknown at this time, but could be both material and prolonged. Prolonged unfavorable economic conditions, and any resulting slowed global economic growth, including the current U.S. recession, may result in lower demand for the commodities we produce, as well as the inability of various customers, contractors, suppliers and other business partners to fulfill their obligations, which could have a material adverse effect on our business and results of operations.

On April 24, 2020, we announced revised operating plans in response to the global COVID-19 pandemic and resulting negative impact on the global economy. Our April 2020 revised operating plans continue to focus on safeguarding our business in an uncertain public health and economic environment, advancing the ramp-up of underground production at Grasberg to establish large-scale, low-cost copper and gold production, and advancing initiatives in North America and South America to position us for significant increases in cash flows in 2021 and beyond. For additional information, refer to Part 1, Item 2. herein and Note 1 to our financial statements included herein.

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

Actions taken by governmental authorities and third parties to contain and mitigate the risk of spread of COVID-19 have had and will likely continue to have an adverse impact on our business. For example, in mid-March 2020, the Peruvian government issued a Supreme Decree and declaration of a National Emergency in its efforts to contain the outbreak of COVID-19, and subsequently extended the order through May 10, 2020. The Peruvian government also extended the quarantine measures instituted in mid-March 2020 through August 31, 2020, for certain cities in Peru (including Arequipa). To comply with the government’s requirements, we temporarily transitioned our Cerro Verde mine to care and maintenance status and adjusted operations to prioritize critical activities. Strict health protocols have been implemented and a plan for Cerro Verde to restore operations was approved by the Peruvian government in second-quarter 2020. Cerro Verde's operating rates averaged 251,800 metric tons of ore per day in second-quarter 2020, including an average of 316,800 metric tons of ore per day in June 2020. We currently expect operations during the second half of 2020 to average approximately 350,000 metric tons of ore per day.

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

Our financial results vary with fluctuations in the market prices of the commodities we produce, primarily copper and gold, and to a lesser extent molybdenum. The COVID-19 pandemic and resulting negative impact on the global economy has created significant volatility in the financial markets, including the copper market. In second-quarter 2020, copper prices recovered from the sharp decline that occurred during first-quarter 2020, reflecting the combination of supply curtailments related to the COVID-19 pandemic and an improving economic outlook in second-quarter 2020. An extended decline in market prices of these commodities could have a material adverse effect on our financial results and the value of our assets and may depress the price of our common stock and may have a material adverse effect on our ability to comply with financial and other covenants in our debt agreements, repay our debt and meet our other obligations.

On April 24, 2020, we announced revised operating plans in response to the global COVID-19 pandemic and resulting negative impact on the global economy. Our April 2020 revised operating plans included reductions in (i) estimated operating costs, (ii) estimated capital expenditures, (iii) estimated exploration and administrative costs, and (iv) estimated sales volumes in our North America and South America operations, as well as a reduction in production of molybdenum by approximately 50 percent at our Climax open-pit mine in North America and discontinuing certain exploration and development programs. If market prices for our primary commodities decline again and remain low for a sustained period of time, we may have to further revise our operating plans. We may be unable to decrease our costs in an amount sufficient to offset reductions in revenues, in which case we may incur losses, and those losses may be material.

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

Copper prices have fluctuated historically, with London Metal Exchange (LME) copper settlement prices ranging from $2.48 per pound to $3.29 per pound during the three years ended December 31, 2019. During the first six months of 2020, LME copper settlement prices ranged from a low of $2.09 per pound to a high of $2.86 per pound. The LME copper settlement price was $2.74 per pound on June 30, 2020, and $2.92 per pound on July 31, 2020.

Factors affecting gold prices may include the relative strength of the U.S. dollar to other currencies, inflation and interest rate expectations, purchases and sales of gold by governments and central banks, demand from China and India, two of the world’s largest consumers of gold, and global demand for jewelry containing gold. The London PM gold price was $1,515 per ounce on December 30, 2019 (there was no London PM gold price quote on December 31, 2019), and $1,768 per ounce on June 30, 2020. During the first six months of 2020, London PM gold prices ranged from a low of $1,474 per ounce to a high of $1,772 per ounce. The London PM gold price was $1,965 per ounce on July 31, 2020.

During the first six months of 2020, the weekly average price of molybdenum ranged from a low of $7.65 per pound to a high of $10.79 per pound. The Metals Week Molybdenum Dealer Oxide weekly average price of $8.40 per pound on June 30, 2020, was 9 percent lower than the December 31, 2019, weekly average price of $9.23 per pound. The Metals Week Molybdenum Dealer Oxide weekly average price was $7.18 per pound on July 31, 2020.

Declines in prices of commodities we sell could result in metals inventory adjustments and impairment charges for our long-lived assets. During the first six months of 2020, we recorded unfavorable metals inventory adjustments totaling $83 million associated with lower market prices for copper and molybdenum. Refer to Note 3 for additional information regarding metals inventory adjustments. Other events that could result in impairment of our long-lived assets include, but are not limited to, decreases in estimated proven and probable mineral reserves and any event that might have a material adverse effect on current and future expected mine production costs.

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

Beginning in 2009, a series of shooting incidents occurred within the PT-FI project area, including along the road leading to our mining and milling operations. The shooting incidents continued on a sporadic basis through January 2015. During this time, there were 20 fatalities and more than 50 injuries to our employees, contractor employees, government security personnel and civilians. The next shooting incident occurred in August 2017, and a series of shooting incidents continued on a sporadic basis within the PT-FI project area and in nearby areas through January 2020, resulting in 2 fatalities and 25 injuries. In addition, in December 2018, a mass shooting incident targeting a highway construction crew occurred in a remote mountain area approximately 100 miles east of the PT-FI project area, resulting in at least 19 fatalities and several reported as missing. Separatist security incidents, including shootings, continue to be sporadically reported, and PT-FI continues to monitor the occurrence of incidents in the region.
During first-quarter 2020 and April 2020, there was an escalation in shooting incidents in PT-FI’s area of operations. In late March 2020, a shooting incident occurred near PT-FI’s administrative offices in the lowlands in Papua, Indonesia, resulting in the death of one PT-FI employee and injuries to two other workers. The safety of our workforce is a critical concern, and PT-FI continues to work with the Indonesia government to enhance security and address security issues within the PT-FI project area and in nearby areas. We continue to limit the use of the road leading to our mining and milling operations to secured convoys, including transport of personnel by armored vehicles in designated areas.

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

There were no unregistered sales of equity securities during the three months ended June 30, 2020.

There were no shares of common stock purchased by us during the three months ended June 30, 2020. On July 21, 2008, our Board of Directors approved an increase in our open-market share purchase program for up to 30 million shares. There have been no purchases under this program since 2008. This program does not have an expiration date. At June 30, 2020, there were 23.7 million shares that could still be purchased under the program.

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

Item 5. Other Information.

On August 7, 2020, Freeport-McMoRan Inc. (FCX) announced the appointment of Joshua F. “Josh” Olmsted as President and Chief Operating Officer - Americas upon the retirement of Harry M. “Red” Conger, IV. Following a 33-year career with FCX, Red Conger (age 64) notified FCX on August 3, 2020, of his election to retire effective September 1, 2020.

Mr. Olmsted (age 49) currently serves as Senior Vice President - Americas. He has 28 years of experience in the FCX organization, including senior leadership roles at several operating sites in the United States and South America. He has served as Senior Vice President - Americas since 2015, and prior to that he served as Senior Vice President - Morenci (2012-2015), President - El Abra (2009-2012), Administrative General Manager - Morenci (2007-2009) and prior to 2007 served as Manager - Engineering and Geology, Candelaria, and Operations Superintendent - Chino.

There are no arrangements or understandings between Mr. Olmsted and any other person pursuant to which he was appointed as an officer. FCX is not aware of any transactions involving Mr. Olmsted or a related person that would require disclosure under Item 404(a) of Regulation S-K.

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
			10-K	001-11307-01	2/15/2019
3.1	Amended and Restated Certificate of Incorporation of FCX, effective as of June 8, 2016.		8-K	001-11307-01	6/9/2016
3.2	Amended and Restated By-Laws of FCX, effective as of June 3, 2020.		8-K	001-11307-01	6/3/2020
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
4.17
Indenture dated as of August 15, 2019, between FCX and U.S. Bank National Association, as Trustee (relating to the 5.00% Senior Notes due 2027, the 4.125% Senior Notes due 2028, the 4.375% Senior Notes due 2028, the 5.25% Senior Notes due 2029, the 4.25% Senior Notes due 2030 and the 4.625% Senior Notes due 2030).

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
4.26
Fifth Supplemental Indenture dated as of March 31, 2020, among FCX, Freeport-McMoRan Oil & Gas LLC, as Guarantor, and U.S. Bank National Association, as Trustee (relating to the 4.125% Senior Notes due 2028 and the 4.25% Senior Notes due 2030).
X
4.27
Sixth Supplemental Indenture dated as of July 27, 2020, among FCX, Freeport-McMoRan Oil & Gas LLC, as Guarantor, and U.S. Bank National Association, as Trustee (relating to the 4.375% Senior Notes due 2028).
			8-K	001-11307-01	7/27/2020
4.28
Seventh Supplemental Indenture dated as of July 27, 2020, among FCX, Freeport-McMoRan Oil & Gas LLC, as Guarantor, and U.S. Bank National Association, as Trustee (relating to the 4.625% Senior Notes due 2030).
			8-K	001-11307-01	7/27/2020
4.29	Form of 4.375% Senior Notes due 2028 (included in Exhibit 4.27).		8-K	001-11307-01	7/27/2020
4.30	Form of 4.625% Senior Notes due 2030 (included in Exhibit 4.28).		8-K	001-11307-01	7/27/2020
10.1+	Freeport-McMoRan Inc. Executive Change in Control Severance Plan, effective as of May 5, 2020.		10-Q	001-11307-01	5/7/2020
10.2
Third Amendment dated as of June 3, 2020 to the Revolving Credit Agreement dated as of April 20, 2018, as amended, among FCX, PT Freeport Indonesia, Freeport-McMoRan Oil & Gas LLC, JPMorgan Chase Bank, N.A., as administrative agent, and each of the lenders and issuing banks party thereto.

			8-K	001-11307-01	6/3/2020
15.1	Letter from Ernst & Young LLP regarding unaudited interim financial statements.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.	X
95.1	Mine Safety and Health Administration Safety Data.	X
101.INS	XBRL Instance Document- the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	X
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.	X

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

Date:  August 7, 2020

S-1