Form 10-Q
period 2020-09-30
FREEPORT-MCMORAN INC
filed 2020-11-06
CIK 831259

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
On October 30, 2020, there were issued and outstanding 1,452,868,421 shares of the registrant’s common stock, par value $0.10 per share.

Freeport-McMoRan Inc.

Part I.FINANCIAL INFORMATION

Item 1.Financial Statements.

Freeport-McMoRan Inc.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2020	December 31, 2019
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$2,403	$2,020
Trade accounts receivable	893	741
Income and other tax receivables	464	426
Inventories:
Materials and supplies, net	1,610	1,649
Mill and leach stockpiles	1,004	1,143
Product	1,278	1,281
Other current assets	419	655
Total current assets	8,071	7,915
Property, plant, equipment and mine development costs, net	29,911	29,584
Long-term mill and leach stockpiles	1,463	1,425
Other assets	1,654	1,885
Total assets	$41,099	$40,809

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,533	$2,576
Current portion of environmental and asset retirement obligations	397	436
Accrued income taxes	119	119
Current portion of debt	47	5
Dividends payable	—	73
Total current liabilities	3,096	3,209
Long-term debt, less current portion	9,983	9,821
Deferred income taxes	4,325	4,210
Environmental and asset retirement obligations, less current portion	3,693	3,630
Other liabilities	2,440	2,491
Total liabilities	23,537	23,361

Equity:
Stockholders’ equity:
Common stock	158	158
Capital in excess of par value	25,934	25,830
Accumulated deficit	(12,389)	(12,280)
Accumulated other comprehensive loss	(728)	(676)
Common stock held in treasury	(3,739)	(3,734)
Total stockholders’ equity	9,236	9,298
Noncontrolling interests	8,326	8,150
Total equity	17,562	17,448
Total liabilities and equity	$41,099	$40,809

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In millions, except per share amounts)
Revenues	$3,851	$3,153	$9,703	$10,491
Cost of sales:
Production and delivery	2,465	2,670	7,404	8,599
Depreciation, depletion and amortization	394	322	1,093	1,021
Metals inventory adjustments	9	41	92	100
Total cost of sales	2,868	3,033	8,589	9,720
Selling, general and administrative expenses	72	101	273	300
Mining exploration and research expenses	8	25	42	83
Environmental obligations and shutdown costs	21	20	58	85
Net loss (gain) on sales of assets	2	12	13	(13)
Total costs and expenses	2,971	3,191	8,975	10,175
Operating income (loss)	880	(38)	728	316
Interest expense, net	(120)	(123)	(362)	(401)
Net loss on early extinguishment of debt	(59)	(21)	(100)	(27)
Other income, net	22	33	62	52
Income (loss) from continuing operations before income taxes and equity in affiliated companies’ net earnings	723	(149)	328	(60)
Provision for income taxes	(297)	(91)	(333)	(181)
Equity in affiliated companies’ net earnings	6	5	12	7
Net income (loss) from continuing operations	432	(235)	7	(234)
Net gain from discontinued operations	—	1	—	2
Net income (loss)	432	(234)	7	(232)
Net (income) loss attributable to noncontrolling interests	(103)	27	(116)	(16)
Net income (loss) attributable to common stockholders	$329	$(207)	$(109)	$(248)

Basic and diluted net income (loss) per share attributable to common stockholders:
Continuing operations	$0.22	$(0.15)	$(0.08)	$(0.17)
Discontinued operations	—	—	—	—
	$0.22	$(0.15)	$(0.08)	$(0.17)

Weighted-average common shares outstanding:
Basic	1,453	1,452	1,453	1,451
Diluted	1,461	1,452	1,453	1,451

Dividends declared per share of common stock	$—	$0.05	$—	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In millions)
Net income (loss)	$432	$(234)	$7	$(232)

Other comprehensive (loss) income, net of taxes:
Defined benefit plans:
Actuarial losses arising during the period	(89)	—	(89)	—
Amortization or curtailment of unrecognized amounts included in net periodic benefit costs	14	11	38	35
Foreign exchange losses	(1)	—	(2)	—
Other comprehensive (loss) income	(76)	11	(53)	35

Total comprehensive income (loss)	356	(223)	(46)	(197)
Total comprehensive (income) loss attributable to noncontrolling interests	(103)	28	(115)	(16)
Total comprehensive income (loss) attributable to common stockholders	$253	$(195)	$(161)	$(213)

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
	(In millions)
Cash flow from operating activities:
Net income (loss)	$7	$(232)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	1,093	1,021
Metals inventory adjustments	92	100
Net loss (gain) on sales of assets	13	(13)
Stock-based compensation	60	52
Net charges for environmental and asset retirement obligations, including accretion	166	160
Payments for environmental and asset retirement obligations	(162)	(164)
Net charges for defined pension and postretirement plans	59	79
Pension plan contributions	(30)	(58)
Net loss on early extinguishment of debt	100	27
Deferred income taxes	119	71
Dividends received from PT Smelting	3	33
Settlements of PT Freeport Indonesia (PT-FI) environmental and surface water tax matters	(19)	28
Payment for PT-FI environmental matter	(14)	—
Charges for Cerro Verde royalty dispute	26	40
Payments for Cerro Verde royalty dispute	(119)	(126)
Other, net	(23)	20
Changes in working capital and other:
Accounts receivable	132	210
Inventories	59	224
Other current assets	(17)	15
Accounts payable and accrued liabilities	40	(45)
Accrued income taxes and timing of other tax payments	105	(130)
Net cash provided by operating activities	1,690	1,312

Cash flow from investing activities:
Capital expenditures:
North America copper mines	(398)	(641)
South America	(156)	(176)
Indonesia	(959)	(992)
Molybdenum mines	(14)	(11)
Other	(46)	(97)
Proceeds from sales of assets	146	102
Other, net	(6)	(10)
Net cash used in investing activities	(1,433)	(1,825)

Cash flow from financing activities:
Proceeds from debt	3,236	1,681
Repayments of debt	(3,105)	(2,917)
Cash dividends and distributions paid:
Common stock	(73)	(218)
Noncontrolling interests	—	(79)
Contributions from noncontrolling interests	115	133
Stock-based awards net payments	(2)	(7)
Debt financing costs and other, net	(51)	(23)
Net cash provided by (used in) financing activities	120	(1,430)

Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	377	(1,943)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	2,278	4,455
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,655	$2,512
The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
THREE MONTHS ENDED SEPTEMBER 30

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at June 30, 2020	1,583	$158	$25,905	$(12,718)	$(652)	131	$(3,739)	$8,954	$8,201	$17,155
Exercised and issued stock-based awards	1	—	1	—	—	—	—	1	—	1
Stock-based compensation, including the tender of shares	—	—	8	—	—	—	—	8	—	8
Change in ownership interests	—	—	—	—	—	—	—	—	1	1
Contributions from noncontrolling interests	—	—	20	—	—	—	—	20	21	41
Net income attributable to common stockholders	—	—	—	329	—	—	—	329	—	329
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	103	103
Other comprehensive loss	—	—	—	—	(76)	—	—	(76)	—	(76)
Balance at September 30, 2020	1,584	$158	$25,934	$(12,389)	$(728)	131	$(3,739)	$9,236	$8,326	$17,562

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at June 30, 2019	1,582	$158	$25,949	$(12,082)	$(582)	131	$(3,734)	$9,709	$8,108	$17,817
Stock-based compensation, including the tender of shares	—	—	9	—	—	—	(1)	8	1	9
Dividends	—	—	(72)	—	—	—	—	(72)	—	(72)
Contributions from noncontrolling interests	—	—	16	—	—	—	—	16	17	33
Adjustment for deferred taxes	—	—	(22)	—	—	—	—	(22)	—	(22)
Net loss attributable to common stockholders	—	—	—	(207)	—	—	—	(207)	—	(207)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	(27)	(27)
Other comprehensive income (loss)	—	—	—	—	12	—	—	12	(1)	11
Balance at September 30, 2019	1,582	$158	$25,880	$(12,289)	$(570)	131	$(3,735)	$9,444	$8,098	$17,542

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
NINE MONTHS ENDED SEPTEMBER 30

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at December 31, 2019	1,582	$158	$25,830	$(12,280)	$(676)	131	$(3,734)	$9,298	$8,150	$17,448
Exercised and issued stock-based awards	2	—	2	—	—	—	—	2	—	2
Stock-based compensation, including the tender of shares	—	—	46	—	—	—	(5)	41	1	42
Change in ownership interests	—	—	—	—	—	—	—	—	1	1
Contributions from noncontrolling interests	—	—	56	—	—	—	—	56	59	115
Net loss attributable to common stockholders	—	—	—	(109)	—	—	—	(109)	—	(109)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	116	116
Other comprehensive loss	—	—	—	—	(52)	—	—	(52)	(1)	(53)
Balance at September 30, 2020	1,584	$158	$25,934	$(12,389)	$(728)	131	$(3,739)	$9,236	$8,326	$17,562

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at December 31, 2018	1,579	$158	$26,013	$(12,041)	$(605)	130	$(3,727)	$9,798	$8,094	$17,892
Exercised and issued stock-based awards	3	—	1	—	—	—	—	1	—	1
Stock-based compensation, including the tender of shares	—	—	42	—	—	1	(8)	34	1	35
Dividends	—	—	(218)	—	—	—	—	(218)	(70)	(288)
Change in ownership interests	—	—	(1)	—	—	—	—	(1)	(11)	(12)
Contributions from noncontrolling interests	—	—	65	—	—	—	—	65	68	133
Adjustments for deferred taxes	—	—	(22)	—	—	—	—	(22)	—	(22)
Net loss attributable to common stockholders	—	—	—	(248)	—	—	—	(248)	—	(248)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	16	16
Other comprehensive income	—	—	—	—	35	—	—	35	—	35
Balance at September 30, 2019	1,582	$158	$25,880	$(12,289)	$(570)	131	$(3,735)	$9,444	$8,098	$17,542

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. GENERAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles (GAAP) in the United States (U.S.). Therefore, this information should be read in conjunction with Freeport-McMoRan Inc.’s (FCX) consolidated financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2019 (2019 Form 10-K). The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the nine-month period ended September 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Following COVID-19 restrictions imposed by the Peruvian government in March 2020, Cerro Verde, FCX’s mine in Peru, implemented strict health protocols and a plan to restore its operations was approved by the Peruvian government in second-quarter 2020. Cerro Verde continued to make progress toward restoring operations during third-quarter 2020.

FCX completed a review of options for restarting its Chino mine in New Mexico and currently expects to restart Chino at a reduced rate beginning in 2021.

During second-quarter 2020, FCX implemented a series of actions to reduce administrative and centralized support costs in conjunction with its April 2020 revised operating plans. Cost savings initiatives included a temporary reduction in certain employee benefits, furloughs and an employee separation program, and reductions in third party service costs, facilities costs, travel and other expenses.

FCX recognized charges totaling $34 million in third-quarter 2020 and $258 million for the first nine months of 2020 associated with the COVID-19 pandemic and revised operating plans, including employee separation charges. These charges, none of which were capitalized into inventory, were recorded to production and delivery ($30 million in third-quarter 2020 and $202 million for the first nine months of 2020); depreciation, depletion and amortization ($3 million in third-quarter 2020 and $32 million for the first nine months of 2020); selling, general and administrative expenses (less than $1 million in third-quarter 2020 and $15 million for the first nine months of 2020) and mining exploration and research expenses (less than $1 million in third-quarter 2020 and $8 million for the first nine months of 2020).

Pension Plan Amendment. In August 2020, the FMC Retirement Plan (the Plan) was amended such that, effective September 1, 2020, participants will no longer accrue any additional benefits under the Plan. As a result, FCX remeasured its pension assets and benefit obligation as of July 31, 2020. The discount rate and expected long-term rate of return on the plan assets used for the July 31, 2020, remeasurement were 2.40 percent and 6.25 percent, respectively, compared to 3.40 percent and 6.50 percent, respectively at December 31, 2019. The rate of compensation increase was unchanged (3.25 percent). The remeasurement and curtailment resulted in the projected benefit obligation increasing by $184 million and plan assets increasing by $103 million. In addition, FCX recognized a curtailment loss of $4 million in third-quarter 2020. As of September 30, 2020, the funded status of the Plan was a net liability of $888 million (included in other liabilities in the consolidated balance sheet).

NOTE 2. EARNINGS PER SHARE

FCX calculates its basic net income (loss) per share of common stock under the two-class method and calculates its diluted net income (loss) per share of common stock using the more dilutive of the two-class method or the treasury-stock method. Basic net income (loss) per share of common stock was computed by dividing net income (loss) attributable to common stockholders (after deducting accumulated dividends and undistributed earnings to participating securities) by the weighted-average shares of common stock outstanding during the period. Diluted net income (loss) per share of common stock was calculated by including the basic weighted-average shares of common stock outstanding adjusted for the effects of all potential dilutive shares of common stock.

Reconciliations of net income (loss) and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted net income (loss) per share follow (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss) from continuing operations	$432	$(235)	$7	$(234)
Net (income) loss from continuing operations attributable to noncontrolling interests	(103)	27	(116)	(16)
Undistributed earnings allocated to participating securities	(3)	(3)	(3)	(3)
Net income (loss) from continuing operations attributable to common stockholders	326	(211)	(112)	(253)

Net income from discontinued operations attributable to common stockholders	—	1	—	2

Net income (loss) attributable to common stockholders	$326	$(210)	$(112)	$(251)

Basic weighted-average shares of common stock outstanding	1,453	1,452	1,453	1,451
Add shares issuable upon exercise or vesting of dilutive stock options and restricted stock units (RSUs)[a]	8	—	—	—
Diluted weighted-average shares of common stock outstanding	1,461	1,452	1,453	1,451

Basic and diluted net income (loss) per share attributable to common stockholders:
Continuing operations	$0.22	$(0.15)	$(0.08)	$(0.17)
Discontinued operations	—	—	—	—
	$0.22	$(0.15)	$(0.08)	$(0.17)
a.Excludes approximately 2 million shares in third-quarter 2020, 10 million shares in third-quarter 2019, 13 million shares for the first nine months of 2020 and 11 million shares for the first nine months of 2019 associated with outstanding stock options with exercise prices less than the average market price of FCX’s common stock and RSUs that were anti-dilutive.

Outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of diluted net income (loss) per share of common stock. Stock options for 28 million shares of common stock in third-quarter 2020, 43 million shares of common stock in third-quarter 2019, 35 million shares of common stock for first nine months of 2020 and 42 million shares of common stock for the first nine months of 2019 were excluded.

NOTE 3. INVENTORIES, INCLUDING LONG-TERM MILL AND LEACH STOCKPILES

The components of inventories follow (in millions):

	September 30, 2020	December 31, 2019
Current inventories:
Total materials and supplies, net[a]	$1,610	$1,649

Mill stockpiles	$185	$220
Leach stockpiles	819	923
Total current mill and leach stockpiles	$1,004	$1,143

Raw materials (primarily concentrate)	$360	$318
Work-in-process	163	124
Finished goods	755	839
Total product	$1,278	$1,281

Long-term inventories:
Mill stockpiles	$211	$181
Leach stockpiles	1,252	1,244
Total long-term mill and leach stockpiles[b]	$1,463	$1,425

a.Materials and supplies inventory was net of obsolescence reserves totaling $32 million at September 30, 2020, and $24 million at December 31, 2019.
b.Estimated metals in stockpiles not expected to be recovered within the next 12 months.

During third-quarter 2020, FCX recorded net realizable value inventory adjustments to decrease long-term metals inventory carrying values by $9 million, primarily for molybdenum inventories because of lower market prices at September 30, 2020. Net realizable value inventory adjustments to decrease metals inventory carrying values totaled $92 million for the first nine months of 2020 associated with lower market prices for copper ($58 million) and molybdenum ($34 million). Net realizable value inventory adjustments to decrease metals inventory carrying values totaled $41 million in third-quarter 2019, primarily for copper inventories, and $100 million for the first nine months of 2019, primarily for cobalt inventories ($58 million) and copper inventories ($41 million), because of lower market prices (refer to Note 9 for metals inventory adjustments by business segment).

NOTE 4. INCOME TAXES

Geographic sources of FCX’s benefit from (provision for) income taxes follow (in millions):

	Nine Months Ended
	September 30,
	2020		2019
U.S. operations	$56	[a]	$73	[b]
International operations	(389)	[c]	(254)
Total	$(333)		$(181)	[d]
a.Includes a tax credit of $53 million associated with the reversal of a year-end 2019 tax charge related to the sale of FCX’s interest in the lower zone of the Timok exploration project in Serbia.
b.Includes tax credits totaling $24 million primarily associated with state law changes and settlement of state income tax examinations.
c.Includes a tax charge of $21 million ($17 million net of noncontrolling interests) associated with establishing a tax reserve related to the treatment of prior year contractor support costs.
d.Includes net tax charges totaling $49 million primarily to adjust deferred taxes on historical balance sheet items in accordance with tax accounting principles.
Variations in the relative proportions of jurisdictional income result in fluctuations to FCX’s consolidated effective income tax rate. FCX’s consolidated effective income tax rate was 102 percent for the first nine months of 2020 and 302 percent for the first nine months of 2019. Because FCX's U.S. jurisdiction generated net losses in the first nine months of 2020 and 2019 that will not result in a realized tax benefit, applicable accounting rules require FCX to adjust its estimated annual effective tax rate to exclude the impact of U.S. net losses.

In connection with the negative impacts of the COVID-19 pandemic on the global economy, governments throughout the world are announcing measures that are intended to provide tax and other financial relief. Such measures include the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), signed into law by President Trump on March 27, 2020. None of these measures resulted in material impacts to FCX’s provision for income taxes for the nine months ended September 30, 2020. However, certain provisions of the CARES Act provided FCX with the opportunity to accelerate collections of tax refunds, primarily those associated with the U.S. alternative minimum tax. FCX collected U.S. alternative minimum tax credit refunds of $221 million in July 2020 and $24 million in October 2020. FCX expects to collect an additional $23 million within the next 12 months. FCX continues to evaluate income tax accounting considerations of COVID-19 measures as they develop, including any impact on its measurement of existing deferred tax assets and deferred tax liabilities. FCX will recognize any impact from COVID-19 related changes to tax laws in the period in which the new legislation is enacted.

NOTE 5. DEBT AND EQUITY

The components of debt follow (in millions):

	September 30, 2020	December 31, 2019
Senior notes and debentures:
Issued by FCX	$8,780	$8,602
Issued by Freeport Minerals Corporation (FMC)	356	357
Cerro Verde credit facility	827	826
Other	67	41
Total debt	10,030	9,826
Less current portion of debt	(47)	(5)
Long-term debt	$9,983	$9,821

Revolving Credit Facility. At September 30, 2020, FCX had no borrowings outstanding and $13 million in letters of credit issued under its revolving credit facility, resulting in availability of approximately $3.5 billion, of which approximately $1.5 billion could be used for additional letters of credit. Availability under FCX’s revolving credit facility consists of $3.28 billion maturing April 2024 and $220 million maturing April 2023.

In June 2020, FCX, PT-FI and Freeport-McMoRan Oil & Gas LLC (FM O&G LLC) amended the $3.5 billion unsecured revolving credit facility. The key changes under the amendment include (i) a suspension of the total leverage ratio through June 30, 2021, followed by a limit of 5.25x beginning with the quarter ending September 30, 2021, and stepping down to 3.75x beginning January 1, 2022; and (ii) a reduction in the interest expense coverage ratio to a minimum of 2.00x through December 31, 2021, reverting to 2.25x beginning January 1, 2022. FCX also agreed to a minimum liquidity covenant of $1 billion (consisting of consolidated unrestricted cash and availability under the revolving credit facility) applicable to each quarter through June 30, 2021, and additional restrictions on priority debt and liens, and the payment of common stock dividends through December 31, 2021. FCX retained the option to revert to the previous covenant requirements if it is determined additional flexibility is no longer needed. At September 30, 2020, FCX was in compliance with its revolving credit facility covenants.

Senior Notes.  On July 27, 2020, FCX completed the sale of $650 million of 4.375% Senior Notes due 2028 and $850 million of 4.625% Senior Notes due 2030 for proceeds, net of underwriting fees, totaling $1.485 billion. Interest on these senior notes is payable semiannually on February 1 and August 1 of each year. These senior notes rank equally with FCX’s other existing and future unsecured and unsubordinated indebtedness. FCX used $1.4 billion of the net proceeds from this offering to purchase a portion of its 3.55% Senior Notes due 2022, 3.875% Senior Notes due 2023 and 4.55% Senior Notes due 2024, and the payment of accrued and unpaid interest, premiums, fees and expenses in connection with these transactions. The remaining net proceeds from this offering will be used for general corporate purposes, which may include repurchases or redemptions of outstanding senior notes.

On March 4, 2020, FCX completed the sale of $700 million of 4.125% Senior Notes due 2028 and $600 million of 4.25% Senior Notes due 2030 for proceeds, net of underwriting fees, totaling $1.285 billion. Interest on these senior notes is payable semiannually on March 1 and September 1 of each year. These senior notes rank equally with FCX’s other existing and future unsecured and unsubordinated indebtedness. FCX used a portion of the net proceeds from this offering to purchase a portion of its 4.00% Senior Notes due 2021 and its 3.55% Senior Notes

due 2022 and the payment of accrued and unpaid interest, premiums, fees and expenses in connection with these transactions. On April 3, 2020, FCX used the remaining net proceeds to fund the make-whole redemption of all of its remaining 4.00% Senior Notes due 2021 and the payment of accrued and unpaid interest, premiums, fees and expenses in connection with the transaction.

As a result of these transactions, FCX recorded losses on early extinguishment of debt totaling $59 million in third-quarter 2020 and $100 million for the nine months ended September 30, 2020.

Interest Expense, Net. Consolidated interest costs (before capitalization) totaled $160 million in third-quarter 2020, $163 million in third-quarter 2019, $490 million for the first nine months of 2020 and $508 million for the first nine months of 2019. Capitalized interest added to property, plant, equipment and mine development costs, net, totaled $40 million in both third-quarter 2020 and third-quarter 2019, $128 million for the first nine months of 2020 and $107 million for the first nine months of 2019.

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

In April 2020, FCX entered into forward sales contracts for 150 million pounds of copper for settlement in May and June of 2020. The forward sales provided for fixed pricing of $2.34 per pound of copper on approximately 60 percent of North America's sales volumes for May and June 2020. These contracts resulted in hedging losses totaling $24 million for the nine months ended September 30, 2020. There were no remaining forward sales contracts after June 30, 2020.

A discussion of FCX’s other derivative contracts and programs follows.

Derivatives Designated as Hedging Instruments – Fair Value Hedges
Copper Futures and Swap Contracts. Some of FCX’s U.S. copper rod customers request a fixed market price instead of the Commodity Exchange Inc. (COMEX) average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures or swap contracts. Hedging gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses resulting from hedge ineffectiveness during the nine-month periods ended September 30, 2020 and 2019. At September 30, 2020, FCX held copper futures and swap contracts that qualified for hedge accounting for 50 million pounds at an average contract price of $2.76 per pound, with maturities through December 2021.

A summary of gains (losses) recognized in revenues for derivative financial instruments related to commodity contracts that are designated and qualify as fair value hedge transactions, including the unrealized gains (losses) on the related hedged item follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Copper futures and swap contracts:
Unrealized gains (losses):
Derivative financial instruments	$1	$(2)	$8	$3
Hedged item – firm sales commitments	(1)	2	(8)	(3)

Realized gains (losses):
Matured derivative financial instruments	15	(8)	(1)	(9)

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

A summary of FCX’s embedded derivatives at September 30, 2020, follows:

	Open Positions	Average Price Per Unit		Maturities Through
		Contract	Market
Embedded derivatives in provisional sales contracts:
Copper (millions of pounds)	381	$2.91	$3.03	March 2021
Gold (thousands of ounces)	116	1,941	1,891	January 2021
Embedded derivatives in provisional purchase contracts:
Copper (millions of pounds)	113	2.95	3.03	January 2021

Copper Forward Contracts. Atlantic Copper, FCX’s wholly owned smelting and refining unit in Spain, enters into copper forward contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in production and delivery costs. At September 30, 2020, Atlantic Copper held net copper forward purchase contracts for 26 million pounds at an average contract price of $3.05 per pound, with maturities through November 2020.

Summary of Gains (Losses). A summary of the realized and unrealized gains (losses) recognized in operating income for commodity contracts that do not qualify as hedge transactions, including embedded derivatives, follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Embedded derivatives in provisional sales contracts:[a]
Copper	$94	$(57)	$18	$(57)
Gold and other metals	15	6	39	17
Copper forward contracts[b]	(7)	—	12	(3)
a.Amounts recorded in revenues.
b.Amounts recorded in cost of sales as production and delivery costs.

Unsettled Derivative Financial Instruments
A summary of the fair values of unsettled commodity derivative financial instruments follows (in millions):

	September 30, 2020	December 31, 2019
Commodity Derivative Assets:
Derivatives designated as hedging instruments:
Copper futures and swap contracts	$13	$6
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional sales/purchase contracts	51	68
Copper forward contracts	1	—
Total derivative assets	$65	$74

Commodity Derivative Liabilities:
Derivatives designated as hedging instruments:
Copper futures and swap contracts	$—	$—
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional sales/purchase contracts	20	20
Copper forward contracts	—	1
Total derivative liabilities	$20	$21

FCX’s commodity contracts have netting arrangements with counterparties with which the right of offset exists, and it is FCX’s policy to generally offset balances by contract on its balance sheet. FCX’s embedded derivatives on provisional sales/purchase contracts are netted with the corresponding outstanding receivable/payable balances.
A summary of these unsettled commodity contracts that are offset in the balance sheets follows (in millions):

	Assets		Liabilities
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019

Gross amounts recognized:
Embedded derivatives in provisional
sales/purchase contracts	$51	$68	$20	$20
Copper derivatives	14	6	—	1
	65	74	20	21

Less gross amounts of offset:
Embedded derivatives in provisional
sales/purchase contracts	3	—	3	—
	3	—	3	—

Net amounts presented in balance sheet:
Embedded derivatives in provisional
sales/purchase contracts	48	68	17	20
Copper derivatives	14	6	—	1
	$62	$74	$17	$21

Balance sheet classification:
Trade accounts receivable	$46	$66	$5	$—
Other current assets	14	6	—	—
Accounts payable and accrued liabilities	2	2	12	21
	$62	$74	$17	$21

Credit Risk.  FCX is exposed to credit loss when financial institutions with which it has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. FCX does not anticipate that any of the counterparties it deals with will default on their obligations. As of September 30, 2020, the maximum amount of credit exposure associated with derivative transactions was $52 million.

Other Financial Instruments.  Other financial instruments include cash and cash equivalents, restricted cash, restricted cash equivalents, accounts receivable, investment securities, legally restricted funds, accounts payable and accrued liabilities, dividends payable and long-term debt. The carrying value for cash and cash equivalents (which included time deposits of $0.2 billion at September 30, 2020, and $1.3 billion at December 31, 2019), restricted cash, restricted cash equivalents, accounts receivable, accounts payable and accrued liabilities, and dividends payable approximates fair value because of their short-term nature and generally negligible credit losses (refer to Note 7 for the fair values of investment securities, legally restricted funds and long-term debt).

In addition, as of September 30, 2020, FCX has contingent consideration assets related to the sales of certain oil and gas properties (refer to Note 7 for the related fair values).

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents. The following table provides a reconciliation of total cash, cash equivalents, restricted cash and restricted cash equivalents presented in the consolidated statements of cash flows (in millions):

	September 30, 2020	December 31, 2019
Balance sheet components:
Cash and cash equivalents	$2,403	$2,020
Restricted cash and restricted cash equivalents included in:
Other current assets	103	100
Other assets	149	158
Total cash, cash equivalents, restricted cash and restricted cash equivalents presented in the consolidated statements of cash flows	$2,655	$2,278

NOTE 7. FAIR VALUE MEASUREMENT

Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). FCX did not have any significant transfers in or out of Level 3 during third-quarter 2020.

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

	At September 30, 2020
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$29	$29	$29	$—	$—	$—
Equity securities	6	6	—	6	—	—
Total	35	35	29	6	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	64	64	64	—	—	—
Corporate bonds	43	43	—	—	43	—
Government bonds and notes	42	42	—	—	42	—
Government mortgage-backed securities	33	33	—	—	33	—
Asset-backed securities	15	15	—	—	15	—
Money market funds	9	9	—	9	—	—
Collateralized mortgage-backed securities	4	4	—	—	4	—
Municipal bonds	1	1	—	—	1	—
Total	211	211	64	9	138	—

Derivatives:
Embedded derivatives in provisional sales/purchase contracts in a gross asset position[c]	51	51	—	—	51	—
Copper futures and swap contracts[c]	13	13	—	12	1	—
Copper forward contracts[c]	1	1	—	1	—	—
Total	65	65	—	13	52	—

Contingent consideration for the sale of the
Deepwater GOM oil and gas properties[a]	113	84	—	—	—	84

Liabilities
Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross liability position	20	20	—	—	20	—

Long-term debt, including current portion[d]	10,030	10,735	—	—	10,735	—

	At December 31, 2019
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$27	$27	$27	$—	$—	$—
Equity securities	4	4	—	4	—	—
Total	31	31	27	4	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	59	59	59	—	—	—
Government mortgage-backed securities	43	43	—	—	43	—
Government bonds and notes	36	36	—	—	36	—
Corporate bonds	33	33	—	—	33	—
Asset-backed securities	14	14	—	—	14	—
Collateralized mortgage-backed securities	7	7	—	—	7	—
Money market funds	3	3	—	3	—	—
Municipal bonds	1	1	—	—	1	—
Total	196	196	59	3	134	—

Derivatives:
Embedded derivatives in provisional sales/purchase contracts in a gross asset position[c]	68	68	—	—	68	—
Copper futures and swap contracts[c]	6	6	—	5	1	—
Contingent consideration for the sale of onshore
California oil and gas properties[a]	11	11	—	—	11	—
Total	85	85	—	5	80	—

Contingent consideration for the sale of the
Deepwater GOM oil and gas properties[a]	122	108	—	—	—	108

Liabilities
Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross liability position	20	20	—	—	20	—
Copper forward contracts	1	1	—	—	1	—
Total	21	21	—	—	21	—

Long-term debt, including current portion[d]	9,826	10,239	—	—	10,239	—

a.Current portion included in other current assets and long-term portion included in other assets.
b.Excludes time deposits (which approximated fair value) included in (i) other current assets of $103 million at September 30, 2020, and $100 million at December 31, 2019, and (ii) other assets of $148 million at September 30, 2020, and $157 million at December 31, 2019, primarily associated with an assurance bond to support PT-FI’s commitment for the development of a new smelter in Indonesia and PT-FI’s closure and reclamation guarantees.
c.Refer to Note 6 for further discussion and balance sheet classifications.
d.Recorded at cost except for debt assumed in acquisitions, which are recorded at fair value at the respective acquisition dates.

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

In 2016, FCX completed the sale of its onshore California oil and gas properties, which included contingent consideration of up to $150 million, consisting of $50 million per year for 2018, 2019 and 2020 if the price of Brent crude oil averages over $70 per barrel in each of these calendar years. Based on current and forecasted oil prices for the remainder of 2020, FCX has concluded the fair value of the last tranche of this contingent consideration derivative approximates zero at September 30, 2020. The fair value of the contingent consideration derivative was $11 million (included in other assets in the consolidated balance sheets) at December 31, 2019. Future changes in the fair value of this contingent consideration derivative will continue to be recorded in operating income. Also, contingent consideration of $50 million was realized in 2018 and collected in first-quarter 2019 (included in proceeds from sales of assets in the consolidated statements of cash flows) because the average Brent crude oil price exceeded $70 per barrel for 2018. Contingent consideration of $50 million was not realized in 2019 because the average Brent crude oil price did not exceed $70 per barrel for 2019. The fair value at December 31, 2019, was calculated based on average commodity price forecasts through the applicable maturity date using a Monte-Carlo simulation model. The model used various observable inputs, including Brent crude oil forward prices, volatilities and discount rates. As a result, this contingent consideration asset was classified within Level 2 of the fair value hierarchy.

In December 2016, FCX’s sale of its Deepwater GOM oil and gas properties included up to $150 million in contingent consideration that was recorded at the total amount under the loss recovery approach. The contingent consideration is being received over time as future cash flows are realized from a third-party production handling agreement for an offshore platform, with the related payments commencing in third-quarter 2018. The contingent consideration included in (i) other current assets totaled $12 million at September 30, 2020, and $18 million at December 31, 2019, and (ii) other assets totaled $101 million at September 30, 2020, and $104 million at December 31, 2019. The fair value of this contingent consideration was calculated based on a discounted cash flow model using inputs that include third-party estimates for reserves, production rates and production timing, and discount rates. Because significant inputs are not observable in the market, the contingent consideration is classified within Level 3 of the fair value hierarchy.

Long-term debt, including current portion, is primarily valued using available market quotes and, as such, is classified within Level 2 of the fair value hierarchy.

The techniques described above may produce a fair value that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with other market participants, the use of different techniques or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the techniques used at September 30, 2020, as compared with those techniques used at December 31, 2019.

A summary of the changes in the fair value of FCX’s Level 3 instrument, contingent consideration for the sale of the Deepwater GOM oil and gas properties, during the first nine months of 2020 follows (in millions):

Fair value at January 1, 2020	$108
Net unrealized loss related to assets still held at the end of the period	(15)
Settlements	(9)
Fair value at September 30, 2020	$84

NOTE 8. CONTINGENCIES AND COMMITMENTS

Litigation
There were no significant updates to previously reported legal proceedings included in Note 12 of FCX’s 2019 Form 10-K, other than the matters discussed below, which previously were updated in Note 8 of FCX’s quarterly report on Form 10-Q for the quarters ended March 31, 2020, and June 30, 2020, and are further updated here.

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

Cyprus Mines and CAMC also have contractual indemnification rights against J&J, which J&J disputes. In June 2020, Cyprus Mines and CAMC filed a complaint in the Imerys bankruptcy case asserting that J&J was required to indemnify Cyprus Mines and CAMC for liabilities related to J&J products. J&J filed a motion to dismiss which is currently pending and has not been heard.

FCX continues to believe that Cyprus Mines and CAMC each has strong defenses to legal liability and that both should have access to the remaining legacy insurance to cover defense costs, settlements and judgments relating to talc proceedings, at least until the bankruptcy court decides otherwise or the insurance is exhausted. FCX recorded legal defense and settlement costs associated with talc-related litigation totaling approximately $20 million for the first nine months of 2020 and $28 million for the year 2019. Multiple trials previously scheduled during 2020 have been postponed because of the ongoing COVID-19 pandemic. Postponed cases may be reset prior to the adversary proceeding regarding the legacy insurance, which is currently on hold.

Cyprus Mines and CAMC are exploring a possible global settlement framework through the Imerys bankruptcy process to release Cyprus Mines and CAMC and their respective affiliates from all present and future talc claims. The outcome of any such global settlement may result in future charges that could be material to FCX’s results of operations for the relevant period during which any such agreement is reached. However, there can be no assurance that a global settlement will be reached and, if an agreement among the parties is reached, the implementation of a global settlement would require, among other things, further proceedings in the bankruptcy court and judicial approval. Given the uncertainties and complexities involved, Cyprus Mines and CAMC continue to prepare for trial with respect to the postponed cases and intend to vigorously defend themselves in all such cases. At this time, FCX believes a loss is reasonably possible but due to the number of cases pending, the number of potential future claimants, the complexity of the issues, the possibility of success at trial, whether any settlement(s) will be reached and, if reached, the amount and terms of any such settlement(s), and other factors, FCX cannot estimate the range of possible loss.

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
Beginning in fourth-quarter 2019, the Bagdad copper mine became a reportable segment. As a result, FCX revised its segment disclosure for the three and nine months ended September 30, 2019, to conform with the current year presentation.
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

Product Revenues. FCX’s revenues attributable to the products it sold for the third quarters and first nine months of 2020 and 2019 follow (in millions):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2020	2019		2020	2019
Copper:
Concentrate	$1,185	$952		$2,783	$3,251
Cathode	1,085	878		3,046	2,696
Rod and other refined copper products	634	537		1,479	1,560
Purchased copper[a]	167	210		568	872
Gold	497	415		1,108	1,111
Molybdenum	189	295		626	910
Other[b]	159	202		431	697
Adjustments to revenues:
Treatment charges	(95)	(87)		(250)	(292)
Royalty expense[c]	(56)	(24)		(102)	(73)
Export duties[d]	(23)	(174)	[e]	(43)	(201)	[e]
Revenues from contracts with customers	3,742	3,204		9,646	10,531
Embedded derivatives[f]	109	(51)		57	(40)
Total consolidated revenues	$3,851	$3,153		$9,703	$10,491
a.FCX purchases copper cathode primarily for processing by its Rod & Refining operations.
b.Primarily includes revenues associated with cobalt and silver.
c.Reflects royalties on sales from PT-FI and Cerro Verde that will vary with the volume of metal sold and prices.
d.Reflects PT-FI export duties.
e.Includes charges totaling $166 million primarily associated with an unfavorable Indonesia Supreme Court ruling related to certain disputed PT-FI export duties.
f.Refer to Note 6 for discussion of embedded derivatives related to FCX’s provisionally priced concentrate and cathode sales contracts.

Financial Information by Business Segment

(In millions)

												Atlantic	Corporate,
	North America Copper Mines				South America Mining							Copper	Other
					Cerro			Indonesia		Molybdenum	Rod &	Smelting	& Elimi-		FCX
	Morenci	Bagdad	Other	Total	Verde	Other	Total	Mining		Mines	Refining	& Refining	nations		Total
Three Months Ended September 30, 2020
Revenues:
Unaffiliated customers	$4	$—	$12	$16	$632	$108	$740	$1,023	[a]	$—	$1,270	$536	$266	[b]	$3,851
Intersegment	584	207	430	1,221	66	—	66	3		42	8	3	(1,343)		—
Production and delivery	308	123	337	768	394	83	477	409		51	1,272	522	(1,034)		2,465
Depreciation, depletion and amortization	42	14	35	91	92	13	105	150		13	6	8	21		394
Metals inventory adjustments	—	—	(4)	(4)	—	—	—	—		3	2	—	8		9
Selling, general and administrative expenses	1	—	—	1	2	—	2	25		—	—	5	39		72
Mining exploration and research expenses	—	—	—	—	—	—	—	—		—	—	—	8		8
Environmental obligations and shutdown costs	—	—	(3)	(3)	—	—	—	—		—	—	—	24		21
Net loss on sales of assets	—	—	—	—	—	—	—	—		—	—	—	2		2
Operating income (loss)	237	70	77	384	210	12	222	442		(25)	(2)	4	(145)		880

Interest expense, net	—	—	—	—	21	—	21	—		—	—	—	99		120
Provision for (benefit from) income taxes	—	—	—	—	105	4	109	211		—	—	—	(23)		297
Total assets at September 30, 2020	2,654	785	4,352	7,791	8,569	1,640	10,209	17,098		1,770	251	877	3,103		41,099
Capital expenditures	21	7	38	66	26	5	31	325		3	1	6	4		436

Three Months Ended September 30, 2019
Revenues:
Unaffiliated customers	$61	$—	$19	$80	$504	$117	$621	$488	[a]	$—	$1,104	$437	$423	[b]	$3,153
Intersegment	462	209	389	1,060	65	—	65	—		90	8	—	(1,223)		—
Production and delivery	377	140	379	896	417	111	528	399		85	1,111	421	(770)		2,670
Depreciation, depletion and amortization	45	12	34	91	93	16	109	77		16	2	7	20		322
Metals inventory adjustments	1	—	37	38	2	—	2	—		1	—	—	—		41
Selling, general and administrative expenses	1	1	—	2	2	—	2	31		—	—	5	61		101
Mining exploration and research expenses	—	—	—	—	—	—	—	—		—	—	—	25		25
Environmental obligations and shutdown costs	—	—	—	—	—	—	—	—		—	—	—	20		20
Net loss on sales of assets	—	—	—	—	—	—	—	—		—	—	—	12		12
Operating income (loss)	99	56	(42)	113	55	(10)	45	(19)		(12)	(1)	4	(168)		(38)

Interest expense, net	—	—	1	1	25	—	25	1		—	—	5	91		123
Provision for (benefit from) income taxes	—	—	—	—	29	4	33	(8)		—	—	(1)	67		91
Total assets at September 30, 2019	2,943	769	4,236	7,948	8,500	1,723	10,223	16,447		1,786	236	680	3,623		40,943
Capital expenditures	61	42	121	224	61	7	68	334		5	1	9	25		666
a.Includes PT-FI's sales to PT Smelting totaling $506 million in third-quarter 2020 and $475 million in third-quarter 2019.
b.Includes revenues from FCX's molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America and South America copper mines.

(In millions)

												Atlantic	Corporate,
	North America Copper Mines				South America Mining							Copper	Other
			Other		Cerro	Other		Indonesia		Molybdenum	Rod &	Smelting	& Elimi-		FCX
	Morenci	Bagdad	Mines	Total	Verde	Mines	Total	Mining		Mines	Refining	& Refining	nations		Total
Nine Months Ended September 30, 2020
Revenues:
Unaffiliated customers	$26	$—	$35	$61	$1,479	$312	$1,791	$2,151	[a]	$—	$3,491	$1,429	$780	[b]	$9,703
Intersegment	1,473	532	1,144	3,149	156	—	156	38		171	24	16	(3,554)		—
Production and delivery	1,005	367	1,043	2,415	1,152	297	1,449	1,130		178	3,529	1,379	(2,676)		7,404
Depreciation, depletion and amortization	129	41	102	272	273	42	315	375		44	14	22	51		1,093
Metals inventory adjustments	4	—	48	52	—	3	3	—		8	3	—	26		92
Selling, general and administrative expenses	2	—	1	3	5	—	5	81		—	—	15	169		273
Mining exploration and research expenses	—	—	2	2	—	—	—	—		—	—	—	40		42
Environmental obligations and shutdown costs	—	—	(3)	(3)	—	—	—	—		—	1	—	60		58
Net loss on sales of assets	—	—	—	—	—	—	—	—		—	—	—	13		13
Operating income (loss)	359	124	(14)	469	205	(30)	175	603		(59)	(32)	29	(457)		728

Interest expense, net	2	—	—	2	69	—	69	2		—	—	4	285		362
Provision for (benefit from) income taxes	—	—	—	—	82	(6)	76	302		—	—	1	(46)		333
Capital expenditures	92	44	262	398	116	40	156	959		14	5	17	24		1,573

Nine Months Ended September 30, 2019
Revenues:
Unaffiliated customers	$89	$—	$183	$272	$1,793	$343	$2,136	$1,776	[a]	$—	$3,403	$1,554	$1,350	[b]	$10,491
Intersegment	1,411	591	1,020	3,022	262	—	262	57		290	18	5	(3,654)		—
Production and delivery	1,020	388	1,055	2,463	1,311	337	1,648	1,509		234	3,415	1,488	(2,158)		8,599
Depreciation, depletion and amortization	128	33	100	261	294	48	342	281		50	7	21	59		1,021
Metals inventory adjustments	1	—	38	39	2	—	2	—		1	—	—	58		100
Selling, general and administrative expenses	2	1	1	4	6	—	6	91		—	—	15	184		300
Mining exploration and research expenses	—	—	1	1	—	—	—	—		—	—	—	82		83
Environmental obligations and shutdown costs	—	—	—	—	—	—	—	—		—	—	—	85		85
Net gain on sales of assets	—	—	—	—	—	—	—	—		—	—	—	(13)		(13)
Operating income (loss)	349	169	8	526	442	(42)	400	(48)		5	(1)	35	(601)		316

Interest expense, net	2	—	1	3	79	—	79	2		—	—	17	300		401
Provision for (benefit from) income taxes	—	—	—	—	159	(10)	149	(9)		—	—	2	39		181
Capital expenditures	172	100	369	641	160	16	176	992		11	3	18	76		1,917
a.Includes PT-FI's sales to PT Smelting totaling $1.3 billion for the first nine months of 2020 and $1.4 billion for the first nine months of 2019.
b.Includes revenues from FCX's molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America and South America copper mines.

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

NOTE 11. SUBSEQUENT EVENTS

FCX evaluated events after September 30, 2020, and through the date the consolidated financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Freeport-McMoRan Inc.

Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of Freeport-McMoRan Inc. (the Company) as of September 30, 2020, the related consolidated statements of operations, comprehensive income (loss), and equity for the three- and nine-month periods ended September 30, 2020 and 2019, the consolidated statements of cash flows for the nine-month periods ended September 30, 2020 and 2019, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

Phoenix, Arizona
November 6, 2020

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our operating sites continue to focus on strong execution of our April 2020 revised operating plans in response to the global COVID-19 pandemic and resulting negative impact on the global economy. Protecting the health of our workforce and communities where we operate is a top priority and we continue to provide monetary support and in-kind contributions of medical supplies, equipment and food.

During third-quarter 2020, we continued to focus on safeguarding our business in an uncertain public health and economic environment. The ramp-up of underground mining at PT Freeport Indonesia (PT-FI) is advancing on schedule, production from the recently completed Lone Star copper leach project is ramping up and remains on track to produce approximately 200 million pounds of copper annually and Cerro Verde continues to make progress toward restoring operations (operating rates averaged 351,000 metric tons of ore per day during third-quarter 2020, approximately 90 percent of the 2019 annual average). Refer to “Operations” for further discussion.

Our third-quarter 2020 results reflect strong cash flows and effective cost and capital expenditures management. Consolidated sales volumes exceeded our July 2020 estimates by 7 percent for copper and 6 percent for gold.

Net income (loss) attributable to common stock totaled $329 million in third-quarter 2020, $(207) million in third-quarter 2019, $(109) million for the first nine months of 2020 and $(248) million for the first nine months of 2019. The results for third-quarter 2020, compared with third-quarter 2019, primarily reflect higher copper and gold prices, higher copper sales volumes, and lower production and delivery costs. The results for the first nine months of 2020, compared with the first nine months of 2019, primarily reflect lower production and delivery costs and higher gold prices, partly offset by lower copper, gold and molybdenum sales volumes and lower molybdenum prices. The 2020 periods were also impacted by a higher income tax provision. Refer to “Consolidated Results” for further discussion.

At September 30, 2020, we had $2.4 billion in consolidated cash and cash equivalents and $10.0 billion in total debt. At September 30, 2020, we had no borrowings and $3.5 billion was available under our revolving credit facility. We have a strong liquidity position to manage market volatility, and have no senior note maturities until 2022.

In July 2020, we completed the sale of $650 million of 4.375% Senior Notes due 2028 and $850 million of 4.625% Senior Notes due 2030 for proceeds, net of underwriting fees, totaling $1.485 billion. We used $1.4 billion of the net proceeds to purchase a portion of our senior notes due 2022, 2023 and 2024, and the payment of accrued and unpaid interest, premiums, fees and expenses in connection with these transactions. The remaining net proceeds from this offering will be used for general corporate purposes, which may include repurchases or redemptions of outstanding senior notes. In connection with our financings from August 2019 through July 2020, we’ve issued a total of $4.0 billion in new senior notes and used most of the net proceeds to purchase and redeem outstanding senior notes. As a result, we have extended maturities and strengthened our financial flexibility. Refer to Note 5 and “Capital Resources and Liquidity” for further discussion.

OUTLOOK

Despite volatile market conditions and unfavorable changes to the global economy as a result of the COVID-19 pandemic, we continue to view the long-term outlook for our business positively, supported by limitations on supplies of copper and by the requirements for copper in the world’s economy. Our financial results vary as a result of fluctuations in market prices primarily for copper, gold and, to a lesser extent, molybdenum, as well as other factors. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. Refer to “Markets” below and “Risk Factors” in Part I, Item 1A. of our 2019 Form 10-K and Part II, Item 1A. herein for further discussion. Because we cannot control the prices of our products, the key measures that management focuses on in operating our business are sales volumes, unit net cash costs, operating cash flows and capital expenditures.

Consolidated Sales Volumes
Following are our projected consolidated sales volumes for the year 2020:

Copper (millions of recoverable pounds):
North America copper mines	1,435
South America mining	950
Indonesia mining	790
Total	3,175

Gold (millions of recoverable ounces)	0.8

Molybdenum (millions of recoverable pounds)	80	[a]
a.Projected molybdenum sales include 25 million pounds produced by our Molybdenum mines and 55 million pounds produced by our North America and South America copper mines.

Consolidated sales volumes in fourth-quarter 2020 are expected to approximate 840 million pounds of copper, 270 thousand ounces of gold and 21 million pounds of molybdenum. Metal production and sales are expected to improve significantly in 2021 with projected consolidated sales of 3.85 billion pounds of copper and 1.4 million ounces of gold for the year 2021. Projected sales volumes are dependent on operational performance, continued progress of the ramp-up of underground mining at PT-FI, impacts and duration of the COVID-19 pandemic, weather-related conditions, timing of shipments, and other factors.

For other important factors that could cause results to differ materially from projections, refer to “Cautionary Statement” and “Risk Factors” contained in Part I, Item 1A. of our 2019 Form 10-K and Part II, Item 1A. herein.

Consolidated Unit Net Cash Costs
Assuming average prices of $1,900 per ounce of gold and $8.00 per pound of molybdenum in fourth-quarter 2020 and achievement of current sales volume and cost estimates, consolidated unit net cash costs (net of by-product credits) for our copper mines are expected to average $1.49 per pound of copper for the year 2020 (including $1.32 per pound of copper in fourth-quarter 2020). The impact of price changes during fourth-quarter 2020 on consolidated unit net cash costs for the year 2020 would approximate $0.01 per pound of copper for each $50 per ounce change in the average price of gold and $0.01 per pound of copper for each $2 per pound change in the average price of molybdenum. Quarterly unit net cash costs vary with fluctuations in sales volumes and realized prices, primarily for gold and molybdenum. We expect consolidated unit net cash costs to be lower in 2021, as the underground mines at PT-FI reach planned operating rates.

Consolidated Operating Cash Flows
Our consolidated operating cash flows vary with sales volumes; prices realized from copper, gold and molybdenum sales; production costs; income taxes; other working capital changes; and other factors. Based on current sales volume and cost estimates, and assuming average prices of $3.00 per pound for copper, $1,900 per ounce for gold, and $8.00 per pound for molybdenum during fourth-quarter 2020, our consolidated operating cash flows are estimated to approximate $2.9 billion (including $0.6 billion from working capital and other sources) for the year 2020. Estimated consolidated operating cash flows for the year 2020 also reflect an estimated income tax provision of $0.7 billion (refer to “Consolidated Results – Income Taxes” for further discussion of our projected income tax rate for the year 2020). The impact of price changes during fourth-quarter 2020 on operating cash flows for the year 2020 would approximate $90 million for each $0.10 per pound change in the average price of copper, $13 million for each $50 per ounce change in the average price of gold and $14 million for each $2 per pound change in the average price of molybdenum. With anticipated increases in copper and gold sales volumes and decreases in unit net cash costs, operating cash flows in 2021 are expected to be significantly higher than 2020 levels.

Consolidated Capital Expenditures
Consolidated capital expenditures are expected to approximate $2.0 billion for the year 2020, including $1.3 billion for major projects, primarily associated with underground development activities in the Grasberg minerals district and the now completed Lone Star copper leach project. A large portion of the capital expenditures relates to projects that are expected to add significant production and cash flow in future periods, enabling us to generate operating cash flows exceeding capital expenditures in future years. We have cash on hand and the financial flexibility to fund these expenditures and will continue to be disciplined in deploying capital.

Corporate and Other
During second-quarter 2020, we implemented a series of actions to reduce administrative and centralized support costs in conjunction with our April 2020 revised operating plans. Cost savings initiatives included a temporary reduction in certain employee benefits, furloughs and an employee separation program, and reductions in third party service costs, facilities costs, travel and other expenses. Annual savings associated with the employee separation program are expected to be in excess of $100 million. As part of the cost savings initiatives introduced in second-quarter 2020, the Board of Directors (the Board) approved a 25 percent reduction in the salary of each of our Chief Executive Officer and Chief Financial Officer through the end of 2020. Each of these executives also agreed to forgo substantially all their reduced cash salary for the remainder of 2020, which was substituted with an award of restricted stock units that will vest at the end of the year. Selling, general and administrative expenses are expected to approximate $350 million ($335 million excluding charges associated with the employee separation program) for the year 2020.

MARKETS

World prices for copper, gold and molybdenum can fluctuate significantly. During the period from January 2010 through September 2020, the London Metal Exchange (LME) copper settlement price varied from a low of $1.96 per pound in 2016 to a record high of $4.60 per pound in 2011; the London Bullion Market Association (LBMA) PM gold price fluctuated from a low of $1,049 per ounce in 2015 to a record high of $2,067 per ounce in 2020; and the Metals Week Molybdenum Dealer Oxide weekly average price ranged from a low of $4.46 per pound in 2015 to a high of $18.60 per pound in 2010. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in “Risk Factors” contained in Part I, Item 1A. of our 2019 Form 10-K and Part II, 1A. herein.

LME Copper Prices

Through September 30, 2020

1,500
1,200
900
600
300
-
000s of metric tons
$5.00
$4.50
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$-
Dollars per pound
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
Exchange Stocks
Exchange Stocks
LME Copper Prices

This graph presents LME copper settlement prices and the combined reported stocks of copper at the LME, Commodity Exchange Inc., a division of the New York Mercantile Exchange, and the Shanghai Futures Exchange from January 2010 through September 2020. During third-quarter 2020, LME copper settlement prices ranged from a low of $2.73 per pound to a high of $3.10 per pound, averaged $2.96 per pound and settled at $3.00 per pound on September 30, 2020. In third-quarter 2020, copper prices continued their upward momentum following the sharp decline that occurred in first-quarter 2020, reflecting a positive economic outlook lead by China’s continued recovery, decreasing inventories and supply curtailments related to the COVID-19 pandemic. The COVID-19 pandemic continues to cause substantial disruption and uncertainty in global economies and markets. The LME copper settlement price was $3.04 per pound on October 30, 2020.

While we acknowledge the global economic turmoil associated with the ongoing COVID-19 pandemic, we continue to believe the underlying long-term fundamentals of the copper business remain positive, supported by the significant role of copper in the global economy and a challenging long-term supply environment attributable to difficulty in replacing existing large mines’ output with new production sources. Future copper prices are expected to be volatile and are likely to be influenced by the COVID-19 pandemic, demand from China and emerging markets, as well as economic activity in the U.S. and other industrialized countries, the timing of the development of new supplies of copper and the production levels of mines and copper smelters.

London Gold Prices

Through September 30, 2020

$2,250
$2,050
$1,850
$1,650
$1,450
$1,250
$1,050
$850
$650
Dollars per ounce
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020

This graph presents LBMA PM gold prices from January 2010 through September 2020. During third-quarter 2020, LBMA PM gold prices ranged from a low of $1,771 per ounce to a high of $2,067 per ounce, averaged $1,909 per ounce, and closed at $1,887 per ounce on September 30, 2020. Concerns about the global economy related to the COVID-19 pandemic, historically low U.S. interest rates and the anticipated effects of global stimulus efforts have driven increased demand for gold. The LBMA PM gold price was $1,882 per ounce on October 30, 2020.

Metals Week Molybdenum Dealer Oxide Prices
Through September 30, 2020
$25
$20
$15
$10
$5
$0
Dollars per pound
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020

This graph presents the Metals Week Molybdenum Dealer Oxide weekly average price from January 2010 through September 2020. During third-quarter 2020, the weekly average price of molybdenum ranged from a low of $7.01 per pound to a high of $8.37 per pound, averaged $7.68 per pound, and was $8.32 per pound on September 30, 2020. Molybdenum prices gradually improved in third-quarter 2020 as a result of increases in spot sale activity in Europe and China after being negatively impacted by economic uncertainty associated with the COVID-19 pandemic. The Metals Week Molybdenum Dealer Oxide weekly average price was $8.73 per pound on October 30, 2020.

CONSOLIDATED RESULTS

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
SUMMARY FINANCIAL DATA	(in millions, except per share amounts)
Revenues[a,b]	$3,851	[c]	$3,153	[d]	$9,703	[c]	$10,491	[d]
Operating income (loss)[a,e,f,g]	$880	[c,h,i]	$(38)	[j]	$728	[c,h,i]	$316	[j]
Net income (loss) attributable to common stock[k,l,m]	$329	[c]	$(207)		$(109)	[c]	$(248)
Diluted net income (loss) per share of common stock	$0.22		$(0.15)		$(0.08)		$(0.17)
Diluted weighted-average common shares outstanding	1,461		1,452		1,453		1,451

Operating cash flows[n]	$1,237		$224		$1,690		$1,312
Capital expenditures	$436		$666		$1,573		$1,917
At September 30:
Cash and cash equivalents	$2,403		$2,247		$2,403		$2,247
Total debt, including current portion	$10,030		$9,919		$10,030		$9,919

a.Refer to Note 9 for a summary of revenues and operating income (loss) by operating division.
b.Includes favorable (unfavorable) adjustments to prior period provisionally priced concentrate and cathode copper sales totaling $71 million ($28 million to net income attributable to common stock or $0.02 per share) in third-quarter 2020, $(42) million ($(17) million to net loss attributable to common stock or $(0.01) per share) in third-quarter 2019, $(102) million ($(42)

million to net loss attributable to common stock or $(0.03) per share) for the first nine months of 2020 and $58 million ($23 million to net loss attributable to common stock or $0.02 per share) for the first nine months of 2019 (refer to Note 6). The first nine months of 2020 also include reductions to revenues totaling $24 million ($24 million to net loss attributable to common stock or $0.02 per share) related to forward sales contracts (refer to Note 6).
c.Includes other net credits totaling $18 million ($19 million to net income attributable to common stock or $0.01 per share) in third-quarter 2020 and $20 million ($22 million to net loss attributable to common stock or $0.02 per share) for the first nine months of 2020, primarily associated with the sale of royalty assets and accrual adjustments at PT-FI, partly offset by charges associated with a PT-FI royalty adjustment and asset impairments. These net (charges) credits were recorded to revenues ($(9) million for third-quarter 2020 and $(7) million for the first nine months of 2020), production and delivery ($(4) million for third-quarter 2020 and $(9) million for the first nine months of 2020), interest expense ($(5) million for the first nine months of 2020) and to other income ($31 million for third-quarter 2020 and $41 million for the first nine months of 2020).
d.Includes charges totaling $166 million ($82 million to net loss attributable to common stock or $0.06 per share) primarily associated with an unfavorable Indonesia Supreme Court ruling related to certain disputed PT-FI export duties.
e.Includes net unfavorable metals inventory adjustments totaling $9 million ($9 million to net income attributable to common stock or $0.01 per share) in third-quarter 2020, $41 million ($40 million to net loss attributable to common stock or $0.03 per share) in third-quarter 2019, $92 million ($90 million to net loss attributable to common stock or $0.06 per share) for the first nine months of 2020 and $100 million ($67 million to net loss attributable to common stock or $0.04 per share) for the first nine months of 2019.
f.Includes net charges to environmental obligations and related litigation reserves totaling $7 million ($7 million to net income attributable to common stock or less than $0.01 per share) in third-quarter 2020, $19 million ($19 million to net loss attributable to common stock or $0.01 per share) in third-quarter 2019, $22 million ($22 million to net loss attributable to common stock or $0.02 per share) for the first nine months of 2020 and $63 million ($63 million to net loss attributable to common stock or $0.04 per share) for the first nine months of 2019.
g.Includes net (losses) gains on sales of assets totaling $(2) million ($(2) million to net income attributable to common stock or less than $(0.01) per share) in third-quarter 2020, $(12) million ($(12) million to net loss attributable to common stock or $(0.01) per share) in third-quarter 2019, $(13) million ($(13) million to net loss attributable to common stock or $(0.01) per share) for the first nine months of 2020 and $13 million ($13 million to net loss attributable to common stock or $0.01 per share) for the first nine months of 2019. Refer to Note 7 for discussion of adjustments to the estimated fair value of contingent consideration related to the 2016 sale of onshore California oil and gas properties.
h.Includes charges directly related to the COVID-19 pandemic totaling $17 million ($8 million to net income attributable to common stock or $0.01 per share) in third-quarter 2020 and $129 million ($60 million to net loss attributable to common stock or $0.04 per share) for the first nine months of 2020, which were recorded primarily to production and delivery ($16 million in third-quarter 2020 and $110 million for the first nine months of 2020) and to depreciation, depletion and amortization ($18 million for the first nine months of 2020). Charges for third-quarter 2020 primarily included health and safety related costs and one-time incremental employee benefits. Charges for the first nine months of 2020 also included idle facility costs (Cerro Verde), contract cancellation and other charges directly related to the COVID-19 pandemic.
i.Includes charges associated with our April 2020 revised operating plans (primarily related to employee separation charges) totaling $17 million ($17 million to net income attributable to common stock or $0.01 per share) in third-quarter 2020 and $129 million ($118 million to net loss attributable to common stock or $0.08 per share) for the first nine months of 2020. These charges were recorded to production and delivery ($14 million in third-quarter 2020 and $92 million for the first nine months of 2020), depreciation, depletion and amortization ($3 million in third-quarter 2020 and $14 million for the first nine months of 2020), selling, general and administrative expenses ($15 million for the first nine months of 2020), and mining exploration and research expenses ($8 million for the first nine months of 2020).
j.Includes other net charges totaling $13 million ($8 million to net loss attributable to common stock or $0.01 per share) in third-quarter 2019 primarily associated with asset impairment. The first nine months of 2019 includes net charges totaling $65 million ($32 million to net loss attributable to common stock or $0.02 per share) primarily associated with an adjustment to the settlement of the historical surface water tax disputes in Indonesia, weather-related issues at El Abra and for oil and gas inventory adjustments, partly offset by a credit for an asset retirement obligation adjustment.
k.Includes net tax (charges) credits totaling $(17) million ($(0.01) per share) in third-quarter 2020, $(19) million ($(0.01) per share) in third-quarter 2019, $35 million ($0.02 per share) for the first nine months of 2020 and $5 million (less than $0.01 per share) for the first nine months of 2019. Refer to “Income Taxes” for further discussion of these net tax (charges) credits.
l.We defer recognizing profits on intercompany sales until final sales to third parties occur. Refer to “Operations – Smelting and Refining” for a summary of net impacts from changes in these deferrals.
m.Includes after-tax net losses on early extinguishment of debt totaling $59 million ($0.04 per share) in third-quarter 2020, $21 million ($0.01 per share) in third-quarter 2019, $100 million ($0.07 per share) for the first nine months of 2020 and $26 million ($0.02 per share) for the first nine months of 2019 (refer to Note 5 for discussion of our 2020 debt transactions).
n.Working capital and other sources totaled $178 million in third-quarter 2020, $26 million in third-quarter 2019, $319 million for the first nine months of 2020 and $274 million for the first nine months of 2019.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020		2019	2020		2019
SUMMARY OPERATING DATA
Copper (millions of recoverable pounds)
Production	844		864	2,342		2,420
Sales, excluding purchases	848		795	2,336		2,386
Average realized price per pound	$3.01		$2.62	$2.73		$2.71
Site production and delivery costs per pound[a]	$1.77	[b]	$2.05	$1.92	[b]	$2.16
Unit net cash costs per pound[a]	$1.32		$1.59	$1.55		$1.76
Gold (thousands of recoverable ounces)
Production	237		333	584		659
Sales, excluding purchases	234		243	562		674
Average realized price per ounce	$1,902		$1,487	$1,810		$1,380
Molybdenum (millions of recoverable pounds)
Production	19		21	57		69
Sales, excluding purchases	20		22	59		68
Average realized price per pound	$9.23		$12.89	$10.30		$12.92

a.Reflects per pound weighted-average production and delivery costs and unit net cash costs (net of by-product credits) for all copper mines, before net noncash and other costs. For reconciliations of per pound unit costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements, refer to “Product Revenues and Production Costs.”
b.Excludes $0.04 per pound of copper in third-quarter and $0.09 per pound of copper for the first nine months of 2020 associated with the COVID-19 pandemic (including costs for health and safety, idle facility and contract cancellation) and our April 2020 revised operating plans (including employee separation costs).

Revenues
Consolidated revenues totaled $3.9 billion in third-quarter 2020, $3.2 billion in third-quarter 2019, $9.7 billion for the first nine months of 2020 and $10.5 billion for the first nine months of 2019. Revenues from our mining operations primarily include the sale of copper concentrate, copper cathode, copper rod, gold in concentrate and molybdenum. Refer to Note 9 for a summary of product revenues.

Following is a summary of changes in our consolidated revenues between periods (in millions):

	Three Months Ended September 30	Nine Months Ended September 30

Consolidated revenues - 2019 period	$3,153	$10,491
Higher (lower) sales volumes:
Copper	140	(135)
Gold	(13)	(155)
Molybdenum	(34)	(125)
Higher (lower) average realized prices:
Copper	331	47
Gold	97	242
Molybdenum	(72)	(154)
Adjustments for prior period provisionally priced copper sales	113	(160)
Higher (lower) Atlantic Copper revenues	102	(114)
Lower revenues from purchased copper	(44)	(304)
Lower cobalt revenues	(65)	(245)
(Higher) lower treatment charges	(7)	42
Lower royalties and export duties	119	129
Other, including intercompany eliminations	31	144
Consolidated revenues - 2020 period	$3,851	$9,703

Sales Volumes. Consolidated copper sales volumes increased in third-quarter 2020, compared to third-quarter 2019, primarily reflecting higher copper ore grades in Indonesia, partly offset by lower sales from North America and South America as a result of lower mining rates associated with our April 2020 revised operating plans. Consolidated copper sales volumes slightly decreased for the first nine months of 2020, compared to the first nine months of 2019, primarily reflecting lower operating rates at Cerro Verde associated with COVID-19 restrictions, partly offset by higher ore grades in Indonesia. Consolidated gold sales volumes decreased in the 2020 periods, compared to the 2019 periods, primarily reflecting lower mining and milling rates associated with the ramp-up of underground mining at PT-FI. Refer to “Operations” for further discussion of sales volumes at our mining operations.

Realized Prices. Our consolidated revenues can vary significantly as a result of fluctuations in the market prices of copper, gold and molybdenum. Average realized prices for third-quarter 2020, compared with third-quarter 2019, were 15 percent higher for copper, 28 percent higher for gold and 28 percent lower for molybdenum, and average realized prices for the first nine months of 2020, compared with the first nine months of 2019, were 1 percent higher for copper, 31 percent higher for gold and 20 percent lower for molybdenum.

Average realized copper prices include net favorable (unfavorable) adjustments to current period provisionally priced copper sales totaling $23 million in third-quarter 2020, $(15) million in third-quarter 2019, $120 million for the first nine months of 2020 and $(115) million for the first nine months of 2019. As discussed in Note 6, substantially all of our copper concentrate and cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) based primarily on quoted LME monthly average copper prices. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on provisionally priced concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until final pricing on the date of settlement. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs. Average realized prices for the first nine months of 2020 also included reductions totaling $24 million related to forward sales contracts (refer to Note 6).

Prior Period Provisionally Priced Copper Sales. Net favorable (unfavorable) adjustments to prior periods’ provisionally priced copper sales (i.e., provisionally priced sales at June 30, 2020 and 2019, and December 31, 2019 and 2018) recorded in consolidated revenues totaled $71 million in third-quarter 2020 and $(42) million in third-quarter 2019, $(102) million for the first nine months of 2020 and $58 million for the first nine months of 2019. Refer to Notes 6 and 9 for a summary of total adjustments to prior period and current period provisionally priced sales.

At September 30, 2020, we had provisionally priced copper sales totaling 226 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average of $3.03 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the September 30, 2020, provisional price recorded would have an approximate $7 million effect on our 2020 net income attributable to common stock. The LME copper price settled at $3.04 per pound on October 30, 2020.

Atlantic Copper Revenues. Atlantic Copper revenues totaled $539 million in third-quarter 2020 and $1.4 billion for the first nine months of 2020, compared with $437 million in third-quarter 2019 and $1.6 billion for the first nine months of 2019. Higher revenues in third-quarter 2020, compared with third-quarter 2019, primarily reflect higher copper sales volumes and prices, and the impact of a scheduled short-term general maintenance turnaround in third-quarter 2019. Lower revenues for the first nine months of 2020, compared with the first nine months of 2019, primarily reflect lower gold sales volumes.

Purchased Copper. We purchase copper cathode primarily for processing by our Rod & Refining operations. The volumes of copper purchases vary depending on cathode production from our operations and totaled 56 million pounds in third-quarter 2020, 79 million pounds in third-quarter 2019, 215 million pounds for the first nine months of 2020 and 310 million pounds for the first nine months of 2019.

Cobalt Revenues. Cobalt revenues totaled $51 million in third-quarter 2020 and $162 million for the first nine months of 2020, compared with $116 million in third-quarter 2019 and $407 million for the first nine months of 2019. Lower revenues in the 2020 periods, compared with the 2019 periods, primarily reflect the sale of our cobalt refinery and related cobalt cathode precursor business in fourth-quarter 2019.

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

Production and Delivery Costs
Consolidated production and delivery costs totaled $2.5 billion in third-quarter 2020, $2.7 billion in third-quarter 2019, $7.4 billion for the first nine months of 2020 and $8.6 billion for the first nine months of 2019. Lower consolidated production and delivery costs in the 2020 periods primarily reflect lower mining and milling rates in Indonesia (associated with the ramp-up of underground mining at PT-FI) and in North America (associated with our April 2020 revised operating plans). The first nine months of 2020 also reflect lower mining rates at Cerro Verde associated with COVID-19 restrictions.

The 2020 periods include charges totaling $30 million in the third quarter and $202 million for the first nine months associated with the COVID-19 pandemic and revised operating plans (including employee separation costs).

Site Production and Delivery Costs Per Pound. Site production and delivery costs for our copper mining operations primarily include labor, energy and commodity-based inputs, such as sulphuric acid, reagents, liners, tires and explosives. Consolidated site production and delivery costs (before net noncash and other costs) for our copper mines averaged $1.77 per pound of copper in third-quarter 2020, $2.05 per pound of copper in third-quarter 2019, $1.92 per pound of copper for the first nine months of 2020 and $2.16 per pound of copper for the first nine months of 2019. Consolidated site production and delivery costs per pound of copper exclude certain charges associated with the COVID-19 pandemic and our April 2020 revised operating plans totaling $0.04 per pound of copper in third-quarter 2020 and $0.09 per pound of copper for the first nine months of 2020. Lower consolidated site production and delivery costs per pound in the 2020 periods, compared with the 2019 periods, primarily reflect lower costs in Indonesia, North America and South America (for the same reasons discussed in the paragraph above). Refer to “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements.

Depreciation, Depletion and Amortization
Depreciation will vary under the unit-of-production (UOP) method as a result of changes in sales volumes and the related UOP rates at our mining operations. Consolidated depreciation, depletion and amortization (DD&A) totaled $394 million in third-quarter 2020, $322 million in third-quarter 2019, $1.1 billion for the first nine months of 2020 and $1.0 billion for the first nine months of 2019. Higher DD&A in the 2020 periods primarily relates to assets placed in service associated with the ramp-up of underground mining at PT-FI.

Metals Inventory Adjustments
Unfavorable net realizable value metals inventory adjustments totaled $9 million in third-quarter 2020, $41 million in third-quarter 2019, $92 million for the first nine months of 2020 and $100 million for the first nine months of 2019. Metals inventory adjustments in the 2020 periods were related to volatility in copper and molybdenum prices. Metals inventory adjustments in the 2019 periods were mostly related to volatility in copper and cobalt prices.

Selling, general and administrative expenses
Selling, general and administrative expenses totaled $72 million in third-quarter 2020, $101 million in third-quarter 2019, $273 million for the first nine months of 2020 and $300 million for the first nine months of 2019. During second-quarter 2020, we implemented a series of actions to reduce administrative and centralized support costs in conjunction with our April 2020 revised operating plans. Cost savings initiatives included a temporary reduction in certain employee benefits, furloughs and an employee separation program, and reductions in third party service costs, facilities costs, travel and other expenses. Selling, general and administrative expenses are expected to approximate $350 million for the year 2020 ($335 million excluding charges associated with the employee separation program).

Mining Exploration and Research Expenses
Consolidated exploration and research expenses for our mining operations totaled $8 million in third-quarter 2020, $25 million in third-quarter 2019, $42 million for the first nine months of 2020 and $83 million for the first nine months of 2019. Exploration expenditures for the year 2020 are expected to approximate $31 million ($23 million excluding charges associated with the employee separation program), approximately 60 percent below 2019 expenditures.

Environmental Obligations and Shutdown Costs
Environmental obligation costs reflect net revisions to our long-term environmental obligations, which vary from period to period because of changes to environmental laws and regulations, the settlement of environmental matters and/or circumstances affecting our operations that could result in significant changes in our estimates. Shutdown costs include care-and-maintenance costs and any litigation, remediation or related expenditures associated with closed facilities or operations. Net charges for environmental obligations and shutdown costs totaled $21 million in third-quarter 2020, $20 million in third-quarter 2019, $58 million for the first nine months of 2020 and $85 million for the first nine months of 2019.

Interest Expense, Net
Consolidated interest costs (before capitalization) totaled $160 million in third-quarter 2020, $163 million in third-quarter 2019, $490 million for the first nine months of 2020 and $508 million for the first nine months of 2019. Refer to Note 5 for discussion of our 2020 debt transactions.

Capitalized interest varies with the level of expenditures for our development projects and average interest rates on our borrowings, and totaled $40 million in each of third-quarter 2020 and third-quarter 2019, $128 million for the first nine months of 2020 and $107 million for the first nine months of 2019. Refer to “Capital Resources and Liquidity - Investing Activities” for discussion of capital expenditures associated with our major development projects.

Income Taxes
Following is a summary of the approximate amounts used in the calculation of our consolidated income tax provision (in millions, except percentages):

	Nine Months Ended September 30,
	2020					2019
	Income (Loss)[a]	Effective Tax Rate		Income Tax (Provision) Benefit		Income (Loss)[a]	Effective Tax Rate	Income Tax (Provision) Benefit
U.S.[b]	$(535)	10%		$56	[c]	$(384)	7%	$26	[d]
South America	149	51%		(76)		335	44%	(149)
Indonesia	619	49%		(302)	[e]	135	37%	(50)	[f]
PT-FI export duty matter	—	N/A		—		(155)	38%	59
Adjustment to deferred taxes	—	N/A		—		—	N/A	(49)	[g]
Eliminations and other	95	N/A		(28)		9	N/A	(31)
Rate adjustment[h]	—	N/A		17		—	N/A	13
Consolidated FCX	$328	102%	[i]	$(333)		$(60)	302%	$(181)

a.Represents income (loss) from continuing operations before income taxes and equity in affiliated companies’ net earnings.
b.In addition to our North America mining operations, the U.S. jurisdiction reflects corporate-level expenses, which include interest expense associated with senior notes, general and administrative expenses, and environmental obligations and shutdown costs.
c.Includes a tax credit of $53 million associated with the reversal of a year-end 2019 tax charge related to the sale of our interest in the lower zone of the Timok exploration project in Serbia. Also includes a tax credit of $6 million associated with the removal of a valuation allowance on deferred tax assets.
d.Includes tax credits totaling $12 million associated with the settlement of state income tax examinations and $12 million associated with state law changes.
e.Includes a tax charge of $21 million ($17 million net of noncontrolling interest) associated with establishing a tax reserve related to the treatment of prior year contractor support costs. Also includes a tax charge of $8 million ($7 million net of noncontrolling interest) associated with an unfavorable 2012 Indonesia Supreme Court ruling.
f.Includes a tax charge of $5 million ($4 million net of noncontrolling interest) for non-deductible penalties related to PT-FI's surface water tax settlement.
g.Includes net tax charges totaling $49 million ($15 million net of noncontrolling interests) primarily to adjust deferred taxes on historical balance sheet items in accordance with tax accounting principles.
h.In accordance with applicable accounting rules, we adjust our interim provision for income taxes equal to our consolidated tax rate.
i.Our consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which we operate, excluding the U.S. jurisdiction. Because our U.S. jurisdiction generated net losses in the first nine months of 2020 that will not result in a realized tax benefit, applicable accounting rules require us to adjust our estimated annual effective tax rate to exclude the impact of U.S. net losses.

Assuming achievement of current sales volume and cost estimates and average prices of $3.00 per pound for copper, $1,900 per ounce for gold and $8.00 per pound for molybdenum in fourth-quarter 2020, we estimate our consolidated effective tax rate for the year 2020 would approximate 54 percent. Changes in sales volumes and average prices during 2020 would incur tax impacts at estimated effective rates of 38 percent for Indonesia, 38 percent for Peru and 0 percent for the U.S.

Variations in the relative proportions of jurisdictional income result in fluctuations to our consolidated effective income tax rate. Because of our U.S. tax position, we do not record a financial statement impact for income or losses generated in the U.S.

OPERATIONS

During third-quarter 2020, we announced our commitment to the Copper Mark. The Copper Mark is a new, comprehensive assurance framework that demonstrates the industry’s responsible production practices and contribution to the United Nations Sustainable Development Goals. It is the first and only framework developed specifically for the copper industry and enables each site to demonstrate to customers, investors and other stakeholders their responsible production performance. We have commenced the validation process for six of our copper operating sites and have future plans to validate all of our copper operating sites against the Copper Mark requirements.

North America Copper Mines
We operate seven open-pit copper mines in North America – Morenci, Bagdad, Safford (including Lone Star), Sierrita and Miami in Arizona, and Chino and Tyrone in New Mexico. In addition to copper, certain of these mines produce molybdenum concentrate, gold and silver. All of the North America mining operations are wholly owned, except for Morenci. We record our 72 percent undivided joint venture interest in Morenci using the proportionate consolidation method.

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

Operating and Development Activities. Our North America operating sites continue to focus on strong execution of our April 2020 revised operating plans. We completed the Lone Star copper leach project in third-quarter 2020, with production ramping-up and remaining on track to produce approximately 200 million pounds of copper annually. We reviewed options for restarting the Chino mine and currently expect to restart Chino at a reduced rate of approximately 50 percent of capacity (approximately 100 million pounds of copper per year) beginning in 2021.

Operating Data. Following is summary consolidated operating data for the North America copper mines:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020		2019
Operating Data, Net of Joint Venture Interests
Copper (millions of recoverable pounds)
Production	369	390	1,083		1,096
Sales, excluding purchases	379	395	1,102		1,084
Average realized price per pound	$3.01	$2.65	$2.67	[a]	$2.74

Molybdenum (millions of recoverable pounds)
Production[b]	7	8	24		24

100% Operating Data
Leach operations
Leach ore placed in stockpiles (metric tons per day)	692,000	756,900	708,100		753,400
Average copper ore grade (percent)	0.26	0.24	0.27		0.23
Copper production (millions of recoverable pounds)	286	270	786		741

Mill operations
Ore milled (metric tons per day)	255,200	337,700	291,500		324,600
Average ore grade (percent):
Copper	0.36	0.33	0.35		0.34
Molybdenum	0.03	0.02	0.02		0.02
Copper recovery rate (percent)	84.4	88.5	85.4		87.9
Copper production (millions of recoverable pounds)	155	198	509		569

a.Includes reductions to average realized prices of $0.02 per pound of copper related to forward sales contracts covering 150 million pounds of copper sales for May and June 2020 at a fixed price of $2.34 per pound. There are no remaining forward sales contracts.
b.Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at the North America copper mines.

Our consolidated copper sales volumes from North America totaled 379 million pounds in third-quarter 2020, 395 million pounds in third-quarter 2019 and 1.1 billion pounds for both the first nine months of 2020 and 2019. Lower copper sales volumes in third-quarter 2020, compared to third-quarter 2019, primarily reflect lower mining rates associated with our April 2020 revised operating plans, partly offset by production from Lone Star. North America copper sales are estimated to approximate 1.4 billion pounds for the year 2020, similar to the year 2019.

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

	Three Months Ended September 30,
	2020				2019
	By- Product Method		Co-Product Method		By- Product Method	Co-Product Method
			Copper	Molyb- denum[a]		Copper	Molyb- denum[a]
Revenues, excluding adjustments	$3.01		$3.01	$7.72	$2.65	$2.65	$11.98

Site production and delivery, before net noncash and other costs shown below	1.76		1.67	5.52	2.03	1.88	9.28
By-product credits	(0.18)		—	—	(0.22)	—	—
Treatment charges	0.09		0.08	—	0.11	0.11	—
Unit net cash costs	1.67		1.75	5.52	1.92	1.99	9.28
DD&A	0.24		0.23	0.43	0.22	0.22	0.76
Metals inventory adjustments	(0.01)		(0.01)	—	0.10	0.10	—
Noncash and other costs, net	0.10	[b]	0.09	0.06	0.08	0.06	0.45
Total unit costs	2.00		2.06	6.01	2.32	2.37	10.49
Revenue adjustments, primarily for pricing on prior period open sales	—		—	—	(0.03)	(0.03)	—
Gross profit per pound	$1.01		$0.95	$1.71	$0.30	$0.25	$1.49

Copper sales (millions of recoverable pounds)	378		378		394	394
Molybdenum sales (millions of recoverable pounds)[a]				7			8

	Nine Months Ended September 30,
	2020				2019
	By- Product Method		Co-Product Method		By- Product Method	Co-Product Method
			Copper	Molyb- denum[a]		Copper	Molyb- denum[a]
Revenues, excluding adjustments	$2.67	[c]	$2.67	$8.57	$2.74	$2.74	$12.03

Site production and delivery, before net noncash and other costs shown below	1.91		1.78	7.05	2.05	1.87	9.56
By-product credits	(0.19)		—	—	(0.25)	—	—
Treatment charges	0.10		0.10	—	0.11	0.11	—
Unit net cash costs	1.82		1.88	7.05	1.91	1.98	9.56
DD&A	0.25		0.23	0.57	0.24	0.22	0.75
Metals inventory adjustments	0.05		0.04	—	0.04	0.04	—
Noncash and other costs, net	0.10	[b]	0.10	0.12	0.05	0.05	0.29
Total unit costs	2.22		2.25	7.74	2.24	2.29	10.60
Other revenue adjustments, primarily for pricing on prior period open sales	(0.01)		(0.01)	—	—	—	—
Gross profit per pound	$0.44		$0.41	$0.83	$0.50	$0.45	$1.43

Copper sales (millions of recoverable pounds)	1,100		1,100		1,084	1,084
Molybdenum sales (millions of recoverable pounds)[a]				24			24
a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.
b.Includes charges totaling $0.03 per pound of copper for both the third quarter and first nine months of 2020, primarily associated with our April 2020 revised operating plans (including employee separation costs) and the COVID-19 pandemic (including health and safety costs).
c.Includes reductions to average realized prices of $0.02 per pound of copper related to forward sales contracts covering 150 million pounds of copper sales for May and June 2020 at a fixed price of $2.34 per pound. There are no remaining forward sales contracts.

Our North America copper mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) for the North America copper mines were $1.67 per pound of copper in third-quarter 2020 and $1.82 per pound for the first nine months of 2020, compared with $1.92 per pound in third-quarter 2019 and $1.91 per pound for the first nine months of 2019. The decrease in the 2020 periods, compared to the 2019 periods, primarily reflects lower mining rates and input costs, and cost reductions associated with our April 2020 revised operating plans, partly offset by lower by-product credits.

Because certain assets are depreciated on a straight-line basis, North America’s average unit depreciation rate may vary with asset additions and the level of copper production and sales.

Average unit net cash costs (net of by-product credits) for our North America copper mines are expected to approximate $1.81 per pound of copper for the year 2020, based on achievement of current sales volume and cost estimates and assuming an average molybdenum price of $8.00 per pound in fourth-quarter 2020. North America’s average unit net cash costs for the year 2020 would change by approximately $0.01 per pound of copper for each $2 per pound change in the average price of molybdenum in fourth-quarter 2020.

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

Operating and Development Activities. Cerro Verde continued to make progress toward restoring operations during third-quarter 2020, with operating rates averaging 351,000 metric tons of ore per day (approximately 90 percent of the 2019 annual average). We are continuing to operate El Abra consistent with our April 2020 revised operating plans (third-quarter 2020 operating rates were approximately 60 percent of the 2019 annual average) while closely monitoring public health conditions in Chile.

Operating Data. Following is summary consolidated operating data for South America mining:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020		2019
Copper (millions of recoverable pounds)
Production	253	283	716		863
Sales	250	261	716		838
Average realized price per pound	$3.02	$2.61	$2.79		$2.67

Molybdenum (millions of recoverable pounds)
Production[a]	6	6	14		21

Leach operations
Leach ore placed in stockpiles (metric tons per day)	172,400	257,300	165,600		205,300
Average copper ore grade (percent)	0.35	0.36	0.35		0.36
Copper production (millions of recoverable pounds)	55	70	180		192

Mill operations
Ore milled (metric tons per day)	351,000	381,200	317,600	[b]	391,800
Average ore grade (percent):
Copper	0.33	0.35	0.35		0.36
Molybdenum	0.01	0.02	0.01		0.02
Copper recovery rate (percent)	88.4	81.5	83.5		83.5
Copper production (millions of recoverable pounds)	198	213	536		671
a.Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at Cerro Verde.
b.Cerro Verde mill operations were negatively impacted by COVID-19 restrictions.

Our consolidated copper sales volumes from South America totaled 250 million pounds in third-quarter 2020, 261 million pounds in third-quarter 2019, 716 million pounds for the first nine months of 2020 and 838 million pounds for the first nine months of 2019. Lower copper sales volumes for third-quarter 2020, compared to third-quarter 2019, primarily reflect lower mining rates associated with our April 2020 revised operating plans at El Abra and COVID-19 protocols at Cerro Verde. Lower copper sales volumes for the first nine months of 2020, compared to the first nine months of 2019, primarily reflect lower milling rates associated with COVID-19 restrictions at Cerro Verde.

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

Gross Profit per Pound of Copper
The following table summarizes unit net cash costs and gross profit per pound of copper at our South America mining operations. Unit net cash costs per pound of copper are reflected under the by-product and co-product methods as the South America mining operations also had sales of molybdenum and silver. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended September 30,
	2020			2019
	By-Product Method		Co-Product Method	By-Product Method	Co-Product Method
Revenues, excluding adjustments	$3.02		$3.02	$2.61	$2.61

Site production and delivery, before net noncash and other costs shown below	1.84		1.73	1.89	1.71
By-product credits	(0.17)		—	(0.26)	—
Treatment charges	0.15		0.15	0.17	0.17
Royalty on metals	0.01		0.01	0.01	—
Unit net cash costs	1.83		1.89	1.81	1.88
DD&A	0.42		0.39	0.42	0.38
Metals inventory adjustments	—		—	0.01	0.01
Noncash and other costs, net	0.04	[a]	0.04	0.08	0.08
Total unit costs	2.29		2.32	2.32	2.35
Revenue adjustments, primarily for pricing on prior period open sales	0.16		0.16	(0.11)	(0.11)
Gross profit per pound	$0.89		$0.86	$0.18	$0.15

Copper sales (millions of recoverable pounds)	250		250	261	261

	Nine Months Ended September 30,
	2020			2019
	By-Product Method		Co-Product Method	By-Product Method	Co-Product Method
Revenues, excluding adjustments	$2.79		$2.79	$2.67	$2.67

Site production and delivery, before net noncash and other costs shown below	1.83		1.72	1.84	1.66
By-product credits	(0.15)		—	(0.29)	—
Treatment charges	0.15		0.15	0.18	0.18
Royalty on metals	0.01		0.01	0.01	0.01
Unit net cash costs	1.84		1.88	1.74	1.85
DD&A	0.44		0.41	0.41	0.36
Noncash and other costs, net	0.16	[a]	0.15	0.08	0.08
Total unit costs	2.44		2.44	2.23	2.29
Other revenue adjustments, primarily for pricing on prior period open sales	(0.10)		(0.10)	0.04	0.04
Gross profit per pound	$0.25		$0.25	$0.48	$0.42

Copper sales (millions of recoverable pounds)	716		716	838	838

a.Third-quarter 2020 includes charges totaling $0.02 per pound of copper, primarily associated with the COVID-19 pandemic (including health and safety costs). The first nine months of 2020 includes charges totaling $0.13 per pound of copper, primarily associated with idle facility (Cerro Verde) and contract cancellation costs related to the COVID-19 pandemic, and employee separation costs associated with our April 2020 revised operating plans.

Our South America mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) for the South America copper mines were $1.83 per pound of copper in third-quarter 2020 and $1.84 per pound for the first nine months of 2020, compared to $1.81 per pound in third-quarter 2019 and $1.74 per pound for the first nine months of 2019. The slight increase in third-quarter 2020, compared to third-quarter 2019, primarily reflects lower by-product credits and sales volumes, partly offset by lower mining rates. The increase for the first nine months of 2020, compared to the first nine months of 2019, primarily reflects lower sales volumes and by-product credits, partly offset by reduced mining and milling activities at Cerro Verde.

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

Average unit net cash costs (net of by-product credits) for South America mining are expected to approximate $1.88 per pound of copper for the year 2020, based on current sales volume and cost estimates and assuming an average price of $8.00 per pound of molybdenum in fourth-quarter 2020.

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

Substantially all of PT-FI’s copper concentrate is sold under long-term contracts. During the first nine months of 2020, 74 percent of PT-FI’s concentrate production was sold to PT Smelting (PT-FI’s 25-percent-owned smelter and refinery in Gresik, Indonesia).

Operating and Development Activities. The ramp-up of underground production at the Grasberg minerals district in Indonesia continues to advance on schedule. During third-quarter 2020, a total of 55 new drawbells were added at the Grasberg Block Cave and Deep Mill Level Zone (DMLZ) underground mines, bringing cumulative open drawbells to over 300. Combined average production from the Grasberg Block Cave and DMLZ mines approximated 60,000 metric tons of ore per day during third-quarter 2020, 9 percent above the second-quarter 2020 average but approximately 15 percent below the July 2020 estimate, primarily reflecting unplanned downtime and a brief labor-related work stoppage. However, metal volume targets were achieved during third-quarter 2020 as a result of higher ore grades. For the month of September 2020, combined average production from the Grasberg Block Cave and DMLZ mines totaled approximately 75,000 metric tons of ore per day and the ramp-up schedule remains on track. PT-FI expects its 2021 production to approximate 1.4 billion pounds of copper and 1.4 million ounces of gold, which is nearly double projected 2020 levels.
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

Operating Data. Following is summary consolidated operating data for Indonesia mining:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020		2019	2020	2019
Operating Data
Copper (millions of recoverable pounds)
Production	222		191	543	461
Sales	219		139	518	464
Average realized price per pound	$3.00		$2.59	$2.79	$2.70

Gold (thousands of recoverable ounces)
Production	236		329	577	645
Sales	230		239	549	659
Average realized price per ounce	$1,902		$1,487	$1,810	$1,380

Operating Data
Ore extracted and milled (metric tons per day):
Grasberg Block Cave underground mine[a]	30,800		10,600	25,700	7,700
DMLZ underground mine[a]	29,100		9,800	25,100	8,100
DOZ underground mine[a]	20,700		24,500	20,900	25,300
Big Gossan underground mine[a]	7,100		7,000	6,600	6,000
Grasberg open pit[b]	—		70,000	2,200	75,500
Total	87,300	[c]	121,900	80,500	122,600
Average ore grades:
Copper (percent)	1.45		0.92	1.30	0.77
Gold (grams per metric ton)	1.20		1.23	1.08	0.85
Recovery rates (percent):
Copper	92.3		89.4	92.0	87.6
Gold	79.3		75.6	78.2	73.5
a.Reflects ore extracted, including ore from development activities that result in metal production.
b.Includes ore from the Grasberg open-pit stockpile.
c.Does not foot because of changes in stockpile ore.

Our consolidated copper sales volumes from PT-FI totaled 219 million pounds in third-quarter 2020, 139 million pounds in third-quarter 2019, 518 million pounds for the first nine months of 2020 and 464 million pounds for first nine months of 2019. Higher sales volumes for third-quarter 2020, compared to third-quarter 2019, primarily reflect higher copper ore grades and timing of shipments in third-quarter 2019, partly offset by anticipated lower mining and milling rates associated with the ramp-up of underground mining at PT-FI. Higher sales volumes for the first nine months of 2020, compared to the first nine months of 2019, primarily reflect higher copper ore grades, partly offset by anticipated lower mining and milling rates associated with the ramp-up of underground mining at PT-FI.

Our consolidated gold sales volumes from PT-FI totaled 230 thousand ounces in third-quarter 2020, 239 thousand ounces in third-quarter 2019, 549 thousand ounces for the first nine months of 2020 and 659 thousand ounces for the first nine months of 2019. Lower sales volumes for third-quarter 2020, compared to third-quarter 2019, primarily reflects lower mining and milling rates, partly offset by timing of shipments in third-quarter 2019. Lower sales volumes for the first nine months of 2020, compared to the first nine months of 2019, primarily reflect lower mining and milling rates, partly offset by higher gold ore grades.

Consolidated sales volumes from PT-FI are expected to approximate 790 million pounds of copper and 0.8 million ounces of gold in 2020. As the ramp-up of underground mining at PT-FI continues to advance, metal production is expected to improve significantly in 2021, compared with 2020 and 2019.

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

	Three Months Ended September 30,
	2020				2019
	By-Product Method		Co-Product Method		By-Product Method		Co-Product Method
			Copper	Gold			Copper	Gold
Revenues, excluding adjustments	$3.00		$3.00	$1,902	$2.59		$2.59	$1,487

Site production and delivery, before net noncash and other costs shown below	1.71		1.01	639	2.44		1.21	695
Gold and silver credits	(2.16)		—	—	(2.64)		—	—
Treatment charges	0.26		0.16	98	0.25		0.13	72
Export duties	0.11		0.06	40	0.05		0.03	15
Royalty on metals	0.21		0.12	79	0.17		0.08	46
Unit net cash costs	0.13		1.35	856	0.27		1.45	828
DD&A	0.68		0.40	256	0.55		0.27	158
Noncash and other costs, net	0.11	[a]	0.06	40	1.39	[b]	0.69	395
Total unit costs	0.92		1.81	1,152	2.21		2.41	1,381
Revenue adjustments, primarily for pricing on prior period open sales	0.13		0.13	49	(0.05)		(0.05)	8
PT Smelting intercompany loss	(0.08)		(0.05)	(31)	(0.24)		(0.12)	(69)
Gross profit per pound/ounce	$2.13		$1.27	$768	$0.09		$0.01	$45

Copper sales (millions of recoverable pounds)	219		219		139		139
Gold sales (thousands of recoverable ounces)				230				239

	Nine Months Ended September 30,
	2020				2019
	By-Product Method		Co-Product Method		By-Product Method		Co-Product Method
			Copper	Gold			Copper	Gold
Revenues, excluding adjustments	$2.79		$2.79	$1,810	$2.70		$2.70	$1,380

Site production and delivery, before net noncash and other costs shown below	2.05		1.19	773	3.00		1.72	879
Gold and silver credits	(2.02)		—	—	(2.02)		—	—
Treatment charges	0.28		0.16	104	0.27		0.15	79
Export duties	0.08		0.05	31	0.07		0.04	22
Royalty on metals	0.18		0.10	68	0.15		0.09	41
Unit net cash costs	0.57		1.50	976	1.47		2.00	1,021
DD&A	0.72		0.42	273	0.61		0.35	177
Noncash and other costs, net	0.11	[a]	0.07	41	0.52	[b]	0.29	152
Total unit costs	1.40		1.99	1,290	2.60		2.64	1,350
Revenue adjustments, primarily for pricing on prior period open sales	(0.03)		(0.03)	8	0.04		0.04	3
PT Smelting intercompany loss	(0.04)		(0.02)	(13)	(0.05)		(0.03)	(14)
Gross profit per pound/ounce	$1.32		$0.75	$515	$0.09		$0.07	$19

Copper sales (millions of recoverable pounds)	518		518		464		464
Gold sales (thousands of recoverable ounces)				549				659
a.Includes COVID-19 related costs (including one-time incremental employee benefits and health and safety costs) totaling $0.05 per pound of copper in third-quarter 2020 and $0.03 per pound of copper for the first nine months of 2020.
b.Includes charges totaling $1.19 per pound of copper in third-quarter 2019 and $0.36 per pound of copper for the first nine months of 2019, primarily associated with an unfavorable Indonesia Supreme Court ruling related to certain disputed PT-FI export duties. The first nine months also includes charges totaling $0.06 per pound of copper associated with adjustments to the settlement of the historical surface water tax disputes with the local regional tax authority in Papua, Indonesia.

Because of the fixed nature of a large portion of PT-FI's costs, unit net cash costs can vary significantly from quarter to quarter depending on copper and gold volumes. PT-FI’s unit net cash costs (including gold and silver credits) of $0.13 per pound of copper in third-quarter 2020 and $0.57 per pound for the first nine months of 2020 were lower than unit net cash costs of $0.27 per pound of copper in third-quarter 2019 and $1.47 per pound for the first nine months of 2019, primarily reflecting higher copper sales volumes and lower mining and milling rates.

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold.

PT-FI’s export duties totaled $24 million in third-quarter 2020, $8 million in third-quarter 2019, $43 million for the first nine months of 2020 and $35 million for the first nine months of 2019. PT-FI will continue to pay export duties until development progress for the new smelter in Indonesia exceeds 50 percent.

PT-FI’s royalties totaled $45 million in third-quarter 2020, $23 million in third-quarter 2019, $92 million for the first nine months of 2020 and $68 million for the first nine months of 2019.

Because certain assets are depreciated on a straight-line basis, PT-FI’s unit depreciation rate may vary with asset additions and the level of copper production and sales. DD&A per pound of copper under the by-product method was $0.68 per pound in third-quarter 2020, $0.55 per pound in third-quarter 2019, $0.72 for the first nine months of 2020 and $0.61 per pound for the first nine months of 2019. The increase in the 2020 periods, compared with the 2019 periods, primarily reflects underground development assets placed in service.

Revenue adjustments primarily result from changes in prices on provisionally priced copper sales recognized in prior periods.

PT Smelting intercompany loss represents the change in the deferral of 25 percent of PT-FI’s profit on sales to PT Smelting. Refer to “Smelting and Refining” below for further discussion.
Assuming an average gold price of $1,900 per ounce in fourth-quarter 2020 and achievement of current sales volume and cost estimates, unit net cash costs (including gold and silver credits) for PT-FI are expected to approximate $0.45 per pound of copper for the year 2020. The impact of price changes during fourth-quarter 2020 on PT-FI's average unit net cash costs for the year 2020 would approximate $0.02 per pound of copper for each $50 per ounce change in the average price of gold.

PT-FI’s projected sales volumes and unit net cash costs for the year 2020 are dependent on a number of factors, including continued progress of the ramp-up of underground mining, operational performance and timing of shipments. In March 2020, PT-FI received a one-year extension of its export license through March 15, 2021.

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

Operating and Development Activities. Production from the Molybdenum mines totaled 6 million pounds of molybdenum in third-quarter 2020, 7 million pounds in third-quarter 2019, 19 million pounds for the first nine months of 2020 and 24 million pounds for the first nine months of 2019. The decrease in the 2020 periods, compared with the 2019 periods, primarily reflects lower operating rates pursuant to our April 2020 revised operating plans in response to current market conditions. Refer to “Consolidated Results” for our consolidated molybdenum operating data, which includes sales of molybdenum produced at our Molybdenum mines and from our North America and South America copper mines. Refer to “Outlook” for projected consolidated molybdenum sales volumes.

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

Average unit net cash costs for our Molybdenum mines were $9.72 per pound of molybdenum in third-quarter 2020 and $9.58 per pound for the first nine months of 2020, compared to $11.64 per pound in third-quarter 2019 and $10.13 per pound for the first nine months of 2019. The decrease in the 2020 periods, compared to the 2019 periods, primarily reflects lower operating costs associated with our April 2020 revised operating plans. Average unit net cash costs for our Molybdenum mines do not include noncash and other costs, which include charges totaling $0.05 per pound of molybdenum in third-quarter 2020 and $0.36 per pound of molybdenum for the first nine months of 2020. Charges for third-quarter 2020 were primarily associated with employee separation costs related to our April 2020 revised operating plans, and charges for the first nine months of 2020 were primarily associated with our April 2020 revised operating plans (including employee separation costs) and contract cancellation costs related to the COVID-19 pandemic. Based on current sales volume and cost estimates, average unit net cash costs for the Molybdenum mines are expected to approximate $9.75 per pound of molybdenum for the year 2020.

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

Atlantic Copper smelts and refines copper concentrate and markets refined copper and precious metals in slimes. During the first nine months of 2020, Atlantic Copper’s concentrate purchases include 20 percent from our copper mining operations and 80 percent from third parties.

PT-FI’s contract with PT Smelting provides for PT-FI to supply 100 percent of the copper concentrate requirements (subject to a minimum or maximum treatment charge rate) necessary for PT Smelting to produce 205,000 metric tons of copper annually on a priority basis. PT-FI may also sell copper concentrate to PT Smelting at market rates for quantities in excess of 205,000 metric tons of copper annually. During the first nine months of 2020, PT-FI supplied most of PT Smelting’s concentrate requirements. In March 2020, PT Smelting received a one-year extension of its anode slimes export license through March 10, 2021.

We defer recognizing profits on sales from our mining operations to Atlantic Copper and on 25 percent of PT-FI’s sales to PT Smelting until final sales to third parties occur. Changes in these deferrals attributable to variability in intercompany volumes resulted in net reductions to operating income (loss) totaling $21 million ($21 million to net income attributable to common stock) in third-quarter 2020, $4 million ($4 million to net loss attributable to common stock) in third-quarter 2019, $27 million ($20 million to net loss attributable to common stock) for the first nine months of 2020 and $24 million ($20 million to net loss attributable to common stock) for the first nine months of 2019. Our net deferred profits on our inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income attributable to common stock totaled $57 million at September 30, 2020. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices will result in variability in our net deferred profits and quarterly earnings.

CAPITAL RESOURCES AND LIQUIDITY

Our consolidated operating cash flows vary with sales volumes; prices realized from copper, gold and molybdenum sales; production costs; income taxes; other working capital changes; and other factors. We believe that we have a high-quality portfolio of long-lived copper assets positioned to generate long-term value. PT-FI has several projects in the Grasberg minerals district related to the development of its large-scale, long-lived, high-grade underground ore bodies and we have completed the Lone Star copper leach project near our Safford operation in eastern Arizona. We are also evaluating other opportunities to enhance net present values, and we continue to consider future development of our copper resources, the timing of which will be dependent on market conditions.

During second quarter 2020, we announced revised operating plans in response to the global COVID-19 pandemic and resulting negative impact on the global economy. The revised operating plans are focused on maximizing cash flow and protecting liquidity in a weak and uncertain economic environment and to preserve asset values for anticipated improved copper prices as economic conditions recover. As presented in “Outlook,” for the year 2020, projected operating cash flows of $2.9 billion are expected to exceed projected capital expenditures of $2.0 billion. A large portion of the capital expenditures relate to projects that are expected to add significant production and cash flow in future periods. We have cash on hand and the financial flexibility to fund these expenditures and will continue to be disciplined in deploying capital. With anticipated increases in copper and gold sales volumes and decreases in unit net cash costs, operating cash flows in 2021 are expected to be significantly higher than 2020 levels.

At September 30, 2020, we had $5.9 billion in liquidity, comprised of $2.4 billion in consolidated cash and $3.5 billion of availability under our revolving credit facility.

In connection with our financings from August 2019 through July 2020, we’ve issued a total of $4.0 billion in new senior notes and used most of the net proceeds to purchase and redeem outstanding senior notes. As a result, we have extended maturities and strengthened our financial flexibility.

With continued strong financial performance and successful execution of our operating plans, management expects to recommend to the Board the resumption of common stock dividends during 2021 and anticipates an ongoing ability to increase cash returns to shareholders in the future. As further discussed in Note 5, we are currently restricted from declaring or paying common stock dividends under our revolving credit facility.

Cash
Following is a summary of the U.S. and international components of consolidated cash and cash equivalents available to the parent company, net of noncontrolling interests’ share, taxes and other costs at September 30, 2020 (in billions):

Cash at domestic companies	$1.6
Cash at international operations	0.8
Total consolidated cash and cash equivalents	2.4
Noncontrolling interests’ share	(0.3)
Cash, net of noncontrolling interests’ share	2.1
Withholding taxes	—	[a]
Net cash available	$2.1
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

Debt
At September 30, 2020, our consolidated debt totaled $10.0 billion, with a weighted-average interest rate of 4.6 percent and no senior note maturities until 2022. At September 30, 2020, we had no borrowings, $13 million in letters of credit issued and $3.5 billion of availability under our revolving credit facility. Availability under our revolving credit facility consists of $3.28 billion maturing April 2024 and $220 million maturing April 2023.

In June 2020, we amended our revolving credit facility to provide additional flexibility on certain financial covenants. The key changes under the amendment include a suspension of the total leverage ratio through June 30, 2021, and a reduction in the interest expense coverage ratio to a minimum of 2.0x through December 31, 2021. We also agreed to a minimum liquidity covenant of $1 billion (consisting of consolidated unrestricted cash and availability under the revolving credit facility) applicable to each quarter through June 30, 2021, and additional restrictions on priority debt and liens, and on the payment of dividends through December 31, 2021. We retained the option to revert to the previous covenant requirements (which would, among other things, remove the dividend restriction) if we determine additional flexibility is no longer needed. At September 30, 2020, we were in compliance with our revolving credit facility covenants.

In July 2020, we completed the sale of $1.5 billion of senior notes, consisting of $650 million of 4.375% Senior Notes due 2028 and $850 million of 4.625% Senior Notes due 2030 and used $1.4 billion of the net proceeds to purchase senior notes maturing in 2022, 2023 and 2024. The remaining net proceeds from this offering will be used for general corporate purposes, which may include repurchases or redemptions of outstanding senior notes.

In March 2020, we completed the sale of $1.3 billion of senior notes, consisting of $700 million of 4.125% Senior Notes due 2028 and $600 million of 4.25% Senior Notes due 2030 and used the net proceeds to purchase and redeem senior notes maturing in 2021 and 2022.

We may reduce outstanding debt obligations, including senior notes, through prepayments, redemptions or repurchases from time to time, subject to market conditions.

Refer to Note 5 for further discussion of debt. For additional information regarding our debt arrangements, refer to Note 8 included in our 2019 Form 10-K.

Operating Activities
We generated consolidated operating cash flows of $1.7 billion (including $0.3 billion from working capital and other sources) for the first nine months of 2020 and $1.3 billion (including $0.3 billion from working capital and other sources) for the first nine months of 2019. Higher operating cash flows for the first nine months of 2020 compared with the first nine months of 2019, primarily reflect lower production and delivery costs associated with lower mining rates, and cost reductions associated with our April 2020 revised operating plans.

Investing Activities
Capital Expenditures. Capital expenditures, including capitalized interest, totaled $1.6 billion for the first nine months of 2020, including approximately $1.0 billion for major projects primarily associated with underground development activities in the Grasberg minerals district and the now completed Lone Star copper leach project. Capital expenditures, including capitalized interest, totaled $1.9 billion for the first nine months of 2019, including approximately $1.1 billion for major projects. A large portion of the capital expenditures relate to projects that are expected to add significant production and cash flow in future periods, enabling us to generate operating cash flows exceeding capital expenditures in future years. Refer to “Outlook” for further discussion of projected capital expenditures for the year 2020.

Proceeds from Sales of Assets. Proceeds from sales of assets totaled $146 million for the first nine months of 2020, primarily related to $60 million of contingent consideration associated with the 2016 sale of the Tenke Fungurume Mining assets in the Democratic Republic of Congo, the collection of $45 million related to the 2019 sale of the Timok exploration assets in Serbia and $31 million associated with the third-quarter 2020 sale of royalty assets.

Proceeds from sales of assets totaled $102 million for the first nine months of 2019, primarily associated with sales of oil and gas properties, including $50 million in contingent consideration associated with the 2016 sale of onshore California oil and gas properties.

Financing Activities
Debt Transactions. Net proceeds from debt for the first nine months of 2020 totaled $131 million, primarily reflecting the issuance of $2.8 billion of new senior notes in July 2020 and March 2020, partly offset by the use of proceeds to purchase and redeem senior notes maturing in 2021, 2022, 2023 and 2024. Refer to Note 5 for further discussion.

Net repayments of debt for the first nine months of 2019 totaled $1.2 billion, consisting of the redemption of $1.0 billion aggregate principal amount of our 3.100% Senior Notes due 2020 and the repayment of $200 million under Cerro Verde’s credit facility.

Cash Dividends and Distributions Paid. We paid cash dividends on our common stock totaling $73 million for the first nine months of 2020 (associated with the $0.05 per share common stock cash dividend declared in December 2019), and $218 million for the first nine months of 2019.

The Board does not expect to declare common stock dividends during 2020. With continued strong financial performance and successful execution of our operating plans, management expects to recommend to the Board the resumption of common stock dividends during 2021 and anticipates an ongoing ability to increase cash returns to shareholders in the future. The declaration and payment of future dividends is at the discretion of the Board and will be assessed on an ongoing basis, taking into account our financial results, cash requirements, future prospects, global economic conditions, and other factors deemed relevant by the Board. See Note 5 for further discussion of the suspension of our quarterly dividends and the current restriction on payment of dividends under our revolving credit facility.

There were no cash dividends or distributions paid to noncontrolling interests for the first nine months of 2020 and $79 million for the first nine months of 2019. Cash dividends and distributions to noncontrolling interests vary based on the operating results and cash requirements of our consolidated subsidiaries.

Contributions from Noncontrolling Interests. During the first nine months of 2020, we received equity contributions totaling $115 million from PT Inalum for their share of capital spending on PT-FI underground mine development projects and costs for the new smelter in Indonesia.

CONTRACTUAL OBLIGATIONS

As discussed above, during the first nine-months of 2020, we completed the sale of $2.8 billion of new 8-year and 10-year senior notes at a weighted-average interest rate of 4.36 percent. Refer to Note 5 for further discussion of these transactions.

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

On August 5, 2020, the co-conveners of the Global Tailings Review, which included the International Council on Mining and Metals (ICMM), an industry group of which we are a founding member, published the first Global Industry Standard on Tailings Management (the Standard). The Standard includes 77 requirements across six key areas including the design, construction, operation and monitoring of tailings facilities, management and governance, emergency response and long-term recovery, and public disclosure. As a member of ICMM, which has endorsed the Standard, we will move toward implementing it and will begin undertaking an extensive, multi-year analysis of our tailings facilities to ensure conformance with the Standard. We are assessing the costs of complying with the new standard.

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

We show revenue adjustments for prior period open sales as a separate line item. Because these adjustments do not result from current period sales, these amounts have been reflected separately from revenues on current period sales. Noncash and other costs, which are removed from site production and delivery costs in the calculation of unit net cash costs, consist of items such as stock-based compensation costs, long-lived asset impairments, idle facility costs, restructuring and/or unusual charges. As discussed above, gold, molybdenum and other metal revenues at copper mines are reflected as credits against site production and delivery costs in the by-product method. The following schedules are presentations under both the by-product and co-product methods together with reconciliations to amounts reported in our consolidated financial statements.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2020
(In millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,138		$1,138	$63	$30	$1,231
Site production and delivery, before net noncash and other costs shown below	667		630	45	16	691
By-product credits	(69)		—	—	—	—
Treatment charges	33		32	—	1	33
Net cash costs	631		662	45	17	724
DD&A	92		85	4	3	92
Metals inventory adjustments	(4)		(4)	—	—	(4)
Noncash and other costs, net	37	[c]	35	—	2	37
Total costs	756		778	49	22	849
Other revenue adjustments, primarily for pricing on prior period open sales	1		1	—	—	1
Gross profit	$383		$361	$14	$8	$383

Copper sales (millions of recoverable pounds)	378		378
Molybdenum sales (millions of recoverable pounds)[a]				7

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$3.01		$3.01	$7.72
Site production and delivery, before net noncash and other costs shown below	1.76		1.67	5.52
By-product credits	(0.18)		—	—
Treatment charges	0.09		0.08	—
Unit net cash costs	1.67		1.75	5.52
DD&A	0.24		0.23	0.43
Metals inventory adjustments	(0.01)		(0.01)	—
Noncash and other costs, net	0.10	[c]	0.09	0.06
Total unit costs	2.00		2.06	6.01
Other revenue adjustments, primarily for pricing on prior period open sales	—		—	—
Gross profit per pound	$1.01		$0.95	$1.71

Reconciliation to Amounts Reported

	Revenues		Production and Delivery	DD&A	Metals Inventory Adjustments
Totals presented above	$1,231		$691	$92	$(4)
Treatment charges	(4)		29	—	—
Noncash and other costs, net	—		37	—	—
Other revenue adjustments, primarily for pricing on prior period open sales	1		—	—	—
Eliminations and other	9		11	(1)	—
North America copper mines	1,237		768	91	(4)
Other mining[d]	3,691		2,731	282	5
Corporate, other & eliminations	(1,077)		(1,034)	21	8
As reported in our consolidated financial statements	$3,851		$2,465	$394	$9
a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold and silver product revenues and production costs.
c.Includes charges totaling $10 million ($0.03 per pound of copper) primarily associated with our April 2020 revised operating plans (including employee separation costs) and the COVID-19 pandemic (including health and safety costs).
d.Represents the combined total for our other segments, as presented in Note 9.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2019
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,044	$1,044	$93	$20	$1,157
Site production and delivery, before net noncash and other costs shown below	800	742	72	12	826
By-product credits	(87)	—	—	—	—
Treatment charges	44	43	—	1	44
Net cash costs	757	785	72	13	870
DD&A	90	83	6	1	90
Metals inventory adjustments	38	38	—	—	38
Noncash and other costs, net	31	27	3	1	31
Total costs	916	933	81	15	1,029
Other revenue adjustments, primarily for pricing on prior period open sales	(11)	(11)	—	—	(11)
Gross profit	$117	$100	$12	$5	$117

Copper sales (millions of recoverable pounds)	394	394
Molybdenum sales (millions of recoverable pounds)[a]			8

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$2.65	$2.65	$11.98
Site production and delivery, before net noncash and other costs shown below	2.03	1.88	9.28
By-product credits	(0.22)	—	—
Treatment charges	0.11	0.11	—
Unit net cash costs	1.92	1.99	9.28
DD&A	0.22	0.22	0.76
Metals inventory adjustments	0.10	0.10	—
Noncash and other costs, net	0.08	0.06	0.45
Total unit costs	2.32	2.37	10.49
Other revenue adjustments, primarily for pricing on prior period open sales	(0.03)	(0.03)	—
Gross profit per pound	$0.30	$0.25	$1.49

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	DD&A	Metals Inventory Adjustments
Totals presented above	$1,157	$826	$90	$38
Treatment charges	(16)	28	—	—
Noncash and other costs, net	—	31	—	—
Other revenue adjustments, primarily for pricing on prior period open sales	(11)	—	—	—
Eliminations and other	10	11	1	—
North America copper mines	1,140	896	91	38
Other mining[c]	2,813	2,544	211	3
Corporate, other & eliminations	(800)	(770)	20	—
As reported in our consolidated financial statements	$3,153	$2,670	$322	$41
a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold and silver product revenues and production costs.
c.Represents the combined total for our other segments, as presented in Note 9.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Nine Months Ended September 30, 2020
(In millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$2,939	[c]	$2,939	$210	$73	$3,222
Site production and delivery, before net noncash and other costs shown below	2,106		1,963	173	44	2,180
By-product credits	(209)		—	—	—	—
Treatment charges	109		105	—	4	109
Net cash costs	2,006		2,068	173	48	2,289
DD&A	272		251	14	7	272
Metals inventory adjustments	52		49	—	3	52
Noncash and other costs, net	107	[d]	101	3	3	107
Total costs	2,437		2,469	190	61	2,720
Other revenue adjustments, primarily for pricing on prior period open sales	(22)		(22)	—	—	(22)
Gross profit	$480		$448	$20	$12	$480

Copper sales (millions of recoverable pounds)	1,100		1,100
Molybdenum sales (millions of recoverable pounds)[a]				24

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$2.67	[c]	$2.67	$8.57
Site production and delivery, before net noncash and other costs shown below	1.91		1.78	7.05
By-product credits	(0.19)		—	—
Treatment charges	0.10		0.10	—
Unit net cash costs	1.82		1.88	7.05
DD&A	0.25		0.23	0.57
Metals inventory adjustments	0.05		0.04	—
Noncash and other costs, net	0.10	[d]	0.10	0.12
Total unit costs	2.22		2.25	7.74
Other revenue adjustments, primarily for pricing on prior period open sales	(0.01)		(0.01)	—
Gross profit per pound	$0.44		$0.41	$0.83

Reconciliation to Amounts Reported
					Metals
			Production		Inventory
	Revenues		and Delivery	DD&A	Adjustments
Totals presented above	$3,222		$2,180	$272	$52
Treatment charges	(14)		95	—	—
Noncash and other costs, net	—		107	—	—
Other revenue adjustments, primarily for pricing on prior period open sales	(22)		—	—	—
Eliminations and other	24		33	—	—
North America copper mines	3,210		2,415	272	52
Other mining[e]	9,267		7,665	770	14
Corporate, other & eliminations	(2,774)		(2,676)	51	26
As reported in our consolidated financial statements	$9,703		$7,404	$1,093	$92

a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold and silver product revenues and production costs.
c.Includes reductions to revenues and average realized prices totaling $24 million ($0.02 per pound of copper) related to forward sales contracts covering 150 million pounds of copper sales for May and June 2020 at a fixed price of $2.34 per pound.
d.Includes charges totaling $32 million ($0.03 per pound of copper) primarily associated with our April 2020 revised operating plans (including employee separation costs) and the COVID-19 pandemic (including health and safety costs).
e.Represents the combined total for our other segments, as presented in Note 9.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Nine Months Ended September 30, 2019
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$2,964	$2,964	$284	$63	$3,311
Site production and delivery, before net noncash and other costs shown below	2,216	2,030	226	39	2,295
By-product credits	(268)	—	—	—	—
Treatment charges	120	116	—	4	120
Net cash costs	2,068	2,146	226	43	2,415
DD&A	260	237	18	5	260
Metals inventory adjustments	39	39	—	—	39
Noncash and other costs, net	64	55	7	2	64
Total costs	2,431	2,477	251	50	2,778
Other revenue adjustments, primarily for pricing on prior period open sales	4	4	—	—	4
Gross profit	$537	$491	$33	$13	$537

Copper sales (millions of recoverable pounds)	1,084	1,084
Molybdenum sales (millions of recoverable pounds)[a]			24

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$2.74	$2.74	$12.03
Site production and delivery, before net noncash and other costs shown below	2.05	1.87	9.56
By-product credits	(0.25)	—	—
Treatment charges	0.11	0.11	—
Unit net cash costs	1.91	1.98	9.56
DD&A	0.24	0.22	0.75
Metals inventory adjustments	0.04	0.04	—
Noncash and other costs, net	0.05	0.05	0.29
Total unit costs	2.24	2.29	10.60
Other revenue adjustments, primarily for pricing on prior period open sales	—	—	—
Gross profit per pound	$0.50	$0.45	$1.43

Reconciliation to Amounts Reported				Metals
		Production		Inventory
	Revenues	and Delivery	DD&A	Adjustments
Totals presented above	$3,311	$2,295	$260	$39
Treatment charges	(48)	72	—	—
Noncash and other costs, net	—	64	—	—
Other revenue adjustments, primarily for pricing on prior period open sales	4	—	—	—
Eliminations and other	27	32	1	—
North America copper mines	3,294	2,463	261	39
Other mining[c]	9,501	8,294	701	3
Corporate, other & eliminations	(2,304)	(2,158)	59	58
As reported in our consolidated financial statements	$10,491	$8,599	$1,021	$100

a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold and silver product revenues and production costs.
c.Represents the combined total for our other segments, as presented in Note 9.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2020
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$754		$754	$53	$807
Site production and delivery, before net noncash and other costs shown below	459		432	38	470
By-product credits	(42)		—	—	—
Treatment charges	40		40	—	40
Royalty on metals	1		1	—	1
Net cash costs	458		473	38	511
DD&A	105		98	7	105
Noncash and other costs, net	9	[b]	8	1	9
Total costs	572		579	46	625
Other revenue adjustments, primarily for pricing on prior period open sales	41		41	—	41
Gross profit	$223		$216	$7	$223

Copper sales (millions of recoverable pounds)	250		250

Gross profit per pound of copper:

Revenues, excluding adjustments	$3.02		$3.02
Site production and delivery, before net noncash and other costs shown below	1.84		1.73
By-product credits	(0.17)		—
Treatment charges	0.15		0.15
Royalty on metals	0.01		0.01
Unit net cash costs	1.83		1.89
DD&A	0.42		0.39
Noncash and other costs, net	0.04	[b]	0.04
Total unit costs	2.29		2.32
Other revenue adjustments, primarily for pricing on prior period open sales	0.16		0.16
Gross profit per pound	$0.89		$0.86

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$807		$470	$105
Treatment charges	(40)		—	—
Royalty on metals	(1)		—	—
Noncash and other costs, net	—		9	—
Other revenue adjustments, primarily for pricing on prior period open sales	41		—	—
Eliminations and other	(1)		(2)	—
South America mining	806		477	105
Other mining[c]	4,122		3,022	268
Corporate, other & eliminations	(1,077)		(1,034)	21
As reported in our consolidated financial statements	$3,851		$2,465	$394

a.Includes silver sales of 0.9 million ounces ($24.84 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.
b.Includes charges totaling $5 million ($0.02 per pound of copper), primarily associated with the COVID-19 pandemic (including health and safety costs).
c.Represents the combined total for our other segments, as presented in Note 9.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2019
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other[a]	Total
Revenues, excluding adjustments	$681	$681	$80	$761
Site production and delivery, before net noncash and other costs shown below	494	446	61	507
By-product credits	(67)	—	—	—
Treatment charges	45	45	—	45
Royalty on metals	1	1	—	1
Net cash costs	473	492	61	553
DD&A	109	98	11	109
Metals inventory adjustments	2	2	—	2
Noncash and other costs, net	22	20	2	22
Total costs	606	612	74	686
Other revenue adjustments, primarily for pricing on prior period open sales	(29)	(29)	—	(29)
Gross profit	$46	$40	$6	$46

Copper sales (millions of recoverable pounds)	261	261

Gross profit per pound of copper:

Revenues, excluding adjustments	$2.61	$2.61
Site production and delivery, before net noncash and other costs shown below	1.89	1.71
By-product credits	(0.26)	—
Treatment charges	0.17	0.17
Royalty on metals	0.01	—
Unit net cash costs	1.81	1.88
DD&A	0.42	0.38
Metals inventory adjustments	0.01	0.01
Noncash and other costs, net	0.08	0.08
Total unit costs	2.32	2.35
Other revenue adjustments, primarily for pricing on prior period open sales	(0.11)	(0.11)
Gross profit per pound	$0.18	$0.15

Reconciliation to Amounts Reported				Metals
		Production		Inventory
	Revenues	and Delivery	DD&A	Adjustments
Totals presented above	$761	$507	$109	$2
Treatment charges	(45)	—	—	—
Royalty on metals	(1)	—	—	—
Noncash and other costs, net	—	22	—	—
Other revenue adjustments, primarily for pricing on prior period open sales	(29)	—	—	—
Eliminations and other	—	(1)	—	—
South America mining	686	528	109	2
Other mining[b]	3,267	2,912	193	39
Corporate, other & eliminations	(800)	(770)	20	—
As reported in our consolidated financial statements	$3,153	$2,670	$322	$41

a.Includes silver sales of 0.9 million ounces ($16.78 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.
b.Represents the combined total for our other segments, as presented in Note 9.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Nine Months Ended September 30, 2020
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$1,994		$1,994	$139	$2,133
Site production and delivery, before net noncash and other costs shown below	1,313		1,231	111	1,342
By-product credits	(110)		—	—	—
Treatment charges	111		111	—	111
Royalty on metals	4		4	—	4
Net cash costs	1,318		1,346	111	1,457
DD&A	316		294	22	316
Metals inventory adjustments	3		3	—	3
Noncash and other costs, net	109	[b]	103	6	109
Total costs	1,746		1,746	139	1,885
Other revenue adjustments, primarily for pricing on prior period open sales	(70)		(70)	—	(70)
Gross profit	$178		$178	$—	$178

Copper sales (millions of recoverable pounds)	716		716

Gross profit per pound of copper:

Revenues, excluding adjustments	$2.79		$2.79
Site production and delivery, before net noncash and other costs shown below	1.83		1.72
By-product credits	(0.15)		—
Treatment charges	0.15		0.15
Royalty on metals	0.01		0.01
Unit net cash costs	1.84		1.88
DD&A	0.44		0.41
Metals inventory adjustments	—		—
Noncash and other costs, net	0.16	[b]	0.15
Total unit costs	2.44		2.44
Other revenue adjustments, primarily for pricing on prior period open sales	(0.10)		(0.10)
Gross profit per pound	$0.25		$0.25

Reconciliation to Amounts Reported					Metals
			Production		Inventory
	Revenues		and Delivery	DD&A	Adjustments
Totals presented above	$2,133		$1,342	$316	$3
Treatment charges	(111)		—	—	—
Royalty on metals	(4)		—	—	—
Noncash and other costs, net	—		109	—	—
Other revenue adjustments, primarily for pricing on prior period open sales	(70)		—	—	—
Eliminations and other	(1)		(2)	(1)	—
South America mining	1,947		1,449	315	3
Other mining[c]	10,530		8,631	727	63
Corporate, other & eliminations	(2,774)		(2,676)	51	26
As reported in our consolidated financial statements	$9,703		$7,404	$1,093	$92

a.Includes silver sales of 2.5 million ounces ($19.58 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.
b.Includes charges totaling $91 million ($0.13 per pound of copper) primarily associated with idle facility (Cerro Verde) and contract cancellation costs related to the COVID-19 pandemic, and employee separation costs associated with our April 2020 revised operating plans.
c.Represents the combined total for our other segments, as presented in Note 9.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Nine Months Ended September 30, 2019
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other[a]	Total
Revenues, excluding adjustments	$2,236	$2,236	$284	$2,520
Site production and delivery, before net noncash and other costs shown below	1,546	1,395	189	1,584
By-product credits	(246)	—	—	—
Treatment charges	153	153	—	153
Royalty on metals	5	4	1	5
Net cash costs	1,458	1,552	190	1,742
DD&A	342	305	37	342
Metals inventory adjustments	2	2	—	2
Noncash and other costs, net	68	65	3	68
Total costs	1,870	1,924	230	2,154
Other revenue adjustments, primarily for pricing on prior period open sales	37	37	—	37
Gross profit	$403	$349	$54	$403

Copper sales (millions of recoverable pounds)	838	838

Gross profit per pound of copper:

Revenues, excluding adjustments	$2.67	$2.67
Site production and delivery, before net noncash and other costs shown below	1.84	1.66
By-product credits	(0.29)	—
Treatment charges	0.18	0.18
Royalty on metals	0.01	0.01
Unit net cash costs	1.74	1.85
DD&A	0.41	0.36
Metals inventory adjustments	—	—
Noncash and other costs, net	0.08	0.08
Total unit costs	2.23	2.29
Other revenue adjustments, primarily for pricing on prior period open sales	0.04	0.04
Gross profit per pound	$0.48	$0.42

Reconciliation to Amounts Reported				Metals
		Production		Inventory
	Revenues	and Delivery	DD&A	Adjustments
Totals presented above	$2,520	$1,584	$342	$2
Treatment charges	(153)	—	—	—
Royalty on metals	(5)	—	—	—
Noncash and other costs, net	—	68	—	—
Other revenue adjustments, primarily for pricing on prior period open sales	37	—	—	—
Eliminations and other	(1)	(4)	—	—
South America mining	2,398	1,648	342	2
Other mining[b]	10,397	9,109	620	40
Corporate, other & eliminations	(2,304)	(2,158)	59	58
As reported in our consolidated financial statements	$10,491	$8,599	$1,021	$100

a.Includes silver sales of 3.4 million ounces ($15.90 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.
b.Represents the combined total for our other segments, as presented in Note 9.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2020
(In millions)	By-Product		Co-Product Method
	Method		Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$659		$659	$437	$24	$1,120
Site production and delivery, before net noncash and other costs shown below	376		221	147	8	376
Gold and silver credits	(474)		—	—	—	—
Treatment charges	58		34	23	1	58
Export duties	24		14	9	1	24
Royalty on metals	45		26	18	1	45
Net cash costs	29		295	197	11	503
DD&A	150		88	59	3	150
Noncash and other costs, net	24	[b]	14	9	1	24
Total costs	203		397	265	15	677
Other revenue adjustments, primarily for pricing on prior period open sales	28		28	11	2	41
PT Smelting intercompany loss	(17)		(10)	(7)	—	(17)
Gross profit	$467		$280	$176	$11	$467

Copper sales (millions of recoverable pounds)	219		219
Gold sales (thousands of recoverable ounces)				230

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$3.00		$3.00	$1,902
Site production and delivery, before net noncash and other costs shown below	1.71		1.01	639
Gold and silver credits	(2.16)		—	—
Treatment charges	0.26		0.16	98
Export duties	0.11		0.06	40
Royalty on metals	0.21		0.12	79
Unit net cash costs	0.13		1.35	856
DD&A	0.68		0.40	256
Noncash and other costs, net	0.11	[b]	0.06	40
Total unit costs	0.92		1.81	1,152
Other revenue adjustments, primarily for pricing on prior period open sales	0.13		0.13	49
PT Smelting intercompany loss	(0.08)		(0.05)	(31)
Gross profit per pound/ounce	$2.13		$1.27	$768

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$1,120		$376	$150
Treatment charges	(58)		—	—
Export duties	(24)		—	—
Royalty on metals	(53)		(8)	—
Noncash and other costs, net	—		24	—
Other revenue adjustments, primarily for pricing on prior period open sales	41		—	—
PT Smelting intercompany loss	—		17	—
Indonesia mining	1,026		409	150
Other mining[c]	3,902		3,090	223
Corporate, other & eliminations	(1,077)		(1,034)	21
As reported in our consolidated financial statements	$3,851		$2,465	$394

a.Includes silver sales of 1.0 million ounces ($24.29 per ounce average realized price).
b.Includes COVID-19 related costs (including one-time incremental employee benefits and health and safety costs) totaling $10 million ($0.05 per pound of copper).
c.Represents the combined total for our other segments, as presented in Note 9.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2019
(In millions)	By-Product		Co-Product Method
	Method		Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$360		$360	$356	$8	$724
Site production and delivery, before net noncash and other costs shown below	338		168	166	4	338
Gold and silver credits	(367)		—	—	—	—
Treatment charges	35		17	17	1	35
Export duties	8		4	4	—	8
Royalty on metals	23		12	11	—	23
Net cash costs	37		201	198	5	404
DD&A	77		38	38	1	77
Noncash and other costs, net	192	[b]	95	95	2	192
Total costs	306		334	331	8	673
Other revenue adjustments, primarily for pricing on prior period open sales	(8)		(8)	2	1	(5)
PT Smelting intercompany loss	(34)		(17)	(17)	—	(34)
Gross profit	$12		$1	$10	$1	$12

Copper sales (millions of recoverable pounds)	139		139
Gold sales (thousands of recoverable ounces)				239

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$2.59		$2.59	$1,487
Site production and delivery, before net noncash and other costs shown below	2.44		1.21	695
Gold and silver credits	(2.64)		—	—
Treatment charges	0.25		0.13	72
Export duties	0.05		0.03	15
Royalty on metals	0.17		0.08	46
Unit net cash costs	0.27		1.45	828
DD&A	0.55		0.27	158
Noncash and other costs, net	1.39	[b]	0.69	395
Total unit costs	2.21		2.41	1,381
Other revenue adjustments, primarily for pricing on prior period open sales	(0.05)		(0.05)	8
PT Smelting intercompany loss	(0.24)		(0.12)	(69)
Gross profit per pound/ounce	$0.09		$0.01	$45

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$724		$338	$77
Treatment charges	(35)		—	—
Export duties	(8)		—	—
Royalty on metals	(23)		—	—
Noncash and other costs, net	(165)		27	—
Other revenue adjustments, primarily for pricing on prior period open sales	(5)		—	—
PT Smelting intercompany loss	—		34	—
Indonesia mining	488		399	77
Other mining[c]	3,465		3,041	225
Corporate, other & eliminations	(800)		(770)	20
As reported in our consolidated financial statements	$3,153		$2,670	$322

a.Includes silver sales of 0.5 million ounces ($17.30 per ounce average realized price).
b.Includes charges totaling $166 million ($1.19 per pound of copper) primarily associated with an unfavorable Indonesia Supreme Court ruling related to certain disputed PT-FI export duties.
c.Represents the combined total for our other segments, as presented in Note 9.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Nine Months Ended September 30, 2020
(In millions)	By-Product		Co-Product Method
	Method		Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$1,447		$1,447	$994	$48	$2,489
Site production and delivery, before net noncash and other costs shown below	1,062		617	424	21	1,062
Gold and silver credits	(1,046)		—	—	—	—
Treatment charges	143		83	57	3	143
Export duties	43		25	17	1	43
Royalty on metals	92		53	38	1	92
Net cash costs	294		778	536	26	1,340
DD&A	375		218	150	7	375
Noncash and other costs, net	56	[b]	33	22	1	56
Total costs	725		1,029	708	34	1,771
Other revenue adjustments, primarily for pricing on prior period open sales	(20)		(20)	4	—	(16)
PT Smelting intercompany loss	(18)		(11)	(7)	—	(18)
Gross profit	$684		$387	$283	$14	$684

Copper sales (millions of recoverable pounds)	518		518
Gold sales (thousands of recoverable ounces)				549

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$2.79		$2.79	$1,810
Site production and delivery, before net noncash and other costs shown below	2.05		1.19	773
Gold and silver credits	(2.02)		—	—
Treatment charges	0.28		0.16	104
Export duties	0.08		0.05	31
Royalty on metals	0.18		0.10	68
Unit net cash costs	0.57		1.50	976
DD&A	0.72		0.42	273
Noncash and other costs, net	0.11	[b]	0.07	41
Total unit costs	1.40		1.99	1,290
Other revenue adjustments, primarily for pricing on prior period open sales	(0.03)		(0.03)	8
PT Smelting intercompany loss	(0.04)		(0.02)	(13)
Gross profit per pound/ounce	$1.32		$0.75	$515

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$2,489		$1,062	$375
Treatment charges	(143)		—	—
Export duties	(43)		—	—
Royalty on metals	(98)		(6)	—
Noncash and other costs, net	—		56	—
Other revenue adjustments, primarily for pricing on prior period open sales	(16)		—	—
PT Smelting intercompany loss	—		18	—
Indonesia mining	2,189		1,130	375
Other mining[c]	10,288		8,950	667
Corporate, other & eliminations	(2,774)		(2,676)	51
As reported in our consolidated financial statements	$9,703		$7,404	$1,093

a.Includes silver sales of 2.3 million ounces ($20.73 per ounce average realized price).
b.Includes COVID-19 related costs (including one-time incremental employee benefits and health and safety costs) of $14 million ($0.03 per pound of copper).
c.Represents the combined total for our segments, as presented in Note 9.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Nine Months Ended September 30, 2019
(In millions)	By-Product		Co-Product Method
	Method		Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$1,252		$1,252	$910	$26	$2,188
Site production and delivery, before net noncash and other costs shown below	1,393		797	580	16	1,393
Gold and silver credits	(938)		—	—	—	—
Treatment charges	125		72	52	1	125
Export duties	35		20	14	1	35
Royalty on metals	68		40	27	1	68
Net cash costs	683		929	673	19	1,621
DD&A	281		161	117	3	281
Noncash and other costs, net	240	[b]	137	100	3	240
Total costs	1,204		1,227	890	25	2,142
Other revenue adjustments, primarily for pricing on prior period open sales	18		18	2	—	20
PT Smelting intercompany loss	(23)		(13)	(9)	(1)	(23)
Gross profit	$43		$30	$13	$—	$43

Copper sales (millions of recoverable pounds)	464		464
Gold sales (thousands of recoverable ounces)				659

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$2.70		$2.70	$1,380
Site production and delivery, before net noncash and other costs shown below	3.00		1.72	879
Gold and silver credits	(2.02)		—	—
Treatment charges	0.27		0.15	79
Export duties	0.07		0.04	22
Royalty on metals	0.15		0.09	41
Unit net cash costs	1.47		2.00	1,021
DD&A	0.61		0.35	177
Noncash and other costs, net	0.52	[b]	0.29	152
Total unit costs	2.60		2.64	1,350
Other revenue adjustments, primarily for pricing on prior period open sales	0.04		0.04	3
PT Smelting intercompany loss	(0.05)		(0.03)	(14)
Gross profit per pound/ounce	$0.09		$0.07	$19

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$2,188		$1,393	$281
Treatment charges	(125)		—	—
Export duties	(35)		—	—
Royalty on metals	(68)		—	—
Noncash and other costs, net	(147)		93	—
Other revenue adjustments, primarily for pricing on prior period open sales	20		—	—
PT Smelting intercompany loss	—		23	—
Indonesia mining	1,833		1,509	281
Other mining[c]	10,962		9,248	681
Corporate, other & eliminations	(2,304)		(2,158)	59
As reported in our consolidated financial statements	$10,491		$8,599	$1,021

a.Includes silver sales of 1.6 million ounces ($15.58 per ounce average realized price).
b.Includes charges totaling $166 million ($0.36 per pound of copper) primarily associated with an unfavorable Indonesia Supreme Court ruling related to certain disputed PT-FI export duties. Also includes charges totaling $28 million ($0.06 per pound of copper) associated with adjustments to the settlement of the historical surface water tax disputes with the local regional tax authority in Papua, Indonesia.
c.Represents the combined total for our other segments, as presented in Note 9.

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Three Months Ended September 30,
(In millions)	2020		2019

Revenues, excluding adjustments[a]	$47		$96
Site production and delivery, before net noncash and other costs shown below	47		83
Treatment charges and other	5		6
Net cash costs	52		89
DD&A	13		16
Metals inventory adjustments	3		1
Noncash and other costs, net	4	[b]	2
Total costs	72		108
Gross loss	$(25)		$(12)

Molybdenum sales (millions of recoverable pounds)[a]	6		7

Gross loss per pound of molybdenum:

Revenues, excluding adjustments[a]	$8.83		$12.57
Site production and delivery, before net noncash and other costs shown below	8.88		10.79
Treatment charges and other	0.84		0.85
Unit net cash costs	9.72		11.64
DD&A	2.38		2.06
Metals inventory adjustments	0.67		0.17
Noncash and other costs, net	0.54	[b]	0.26
Total unit costs	13.31		14.13
Gross loss per pound	$(4.48)		$(1.56)

Reconciliation to Amounts Reported

					Metals
			Production		Inventory
Three Months Ended September 30, 2020	Revenues		and Delivery	DD&A	Adjustments
Totals presented above	$47		$47	$13	$3
Treatment charges and other	(5)		—	—	—
Noncash and other costs, net	—		4	—	—
Molybdenum mines	42		51	13	3
Other mining[c]	4,886		3,448	360	(2)
Corporate, other & eliminations	(1,077)		(1,034)	21	8
As reported in our consolidated financial statements	$3,851		$2,465	$394	$9

Three Months Ended September 30, 2019
Totals presented above	$96		$83	$16	$1
Treatment charges and other	(6)		—	—	—
Noncash and other costs, net	—		2	—	—
Molybdenum mines	90		85	16	1
Other mining[c]	3,863		3,355	286	40
Corporate, other & eliminations	(800)		(770)	20	—
As reported in our consolidated financial statements	$3,153		$2,670	$322	$41

a.Reflects sales of the Molybdenum mines’ production to our molybdenum sales company at market-based pricing. On a consolidated basis, realizations are based on the actual contract terms for sales to third parties; as a result, our consolidated average realized price per pound of molybdenum will differ from the amounts reported in this table.
b.Includes charges totaling $0.3 million ($0.05 per pound of molybdenum) primarily for employee separation costs associated with our April 2020 revised operating plans.
c.Represents the combined total for our other segments, as presented in Note 9. Also includes amounts associated with our molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America and South America copper mines.

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Nine Months Ended September 30,
(In millions)	2020		2019

Revenues, excluding adjustments[a]	$187		$311
Site production and delivery, before net noncash and other costs shown below	164		229
Treatment charges and other	16		21
Net cash costs	180		250
DD&A	44		50
Metals inventory adjustments	8		1
Noncash and other costs, net	14	[b]	5
Total costs	246		306
Gross (loss) profit	$(59)		$5

Molybdenum sales (millions of recoverable pounds)[a]	19		24

Gross (loss) profit per pound of molybdenum:

Revenues, excluding adjustments[a]	$9.92		$12.61
Site production and delivery, before net noncash and other costs shown below	8.73		9.28
Treatment charges and other	0.85		0.85
Unit net cash costs	9.58		10.13
DD&A	2.31		2.05
Metals inventory adjustments	0.44		0.05
Noncash and other costs, net	0.72	[b]	0.19
Total unit costs	13.05		12.42
Gross (loss) profit per pound	$(3.13)		$0.19

Reconciliation to Amounts Reported

					Metals
			Production		Inventory
Nine Months Ended September 30, 2020	Revenues		and Delivery	DD&A	Adjustments
Totals presented above	$187		$164	$44	$8
Treatment charges and other	(16)		—	—	—
Noncash and other costs, net	—		14	—	—
Molybdenum mines	171		178	44	8
Other mining[c]	12,306		9,902	998	58
Corporate, other & eliminations	(2,774)		(2,676)	51	26
As reported in our consolidated financial statements	$9,703		$7,404	$1,093	$92

Nine Months Ended September 30, 2019
Totals presented above	$311		$229	$50	$1
Treatment charges and other	(21)		—	—	—
Noncash and other costs, net	—		5	—	—
Molybdenum mines	290		234	50	1
Other mining[c]	12,505		10,523	912	41
Corporate, other & eliminations	(2,304)		(2,158)	59	58
As reported in our consolidated financial statements	$10,491		$8,599	$1,021	$100

a.Reflects sales of the Molybdenum mines’ production to our molybdenum sales company at market-based pricing. On a consolidated basis, realizations are based on the actual contract terms for sales to third parties; as a result, our consolidated average realized price per pound of molybdenum will differ from the amounts reported in this table.
b.Includes charges totaling $7 million ($0.36 per pound of molybdenum) primarily associated with our April 2020 revised operating plans (including employee separation costs) and contract cancellation costs related to the COVID-19 pandemic.
c.Represents the combined total for our other segments, as presented in Note 9. Also includes amounts associated with our molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America and South America copper mines.

GUARANTOR SUMMARIZED FINANCIAL INFORMATION

All of the senior notes issued by FCX are fully and unconditionally guaranteed on a senior basis jointly and severally by Freeport-McMoRan Oil & Gas LLC (FM O&G LLC), as guarantor, which is a 100-percent-owned subsidiary of FCX Oil & Gas LLC (FM O&G) and FCX. The guarantee is an unsecured obligation of the guarantor and ranks equal in right of payment with all existing and future indebtedness of FM O&G LLC, including indebtedness under our revolving credit facility. The guarantee ranks senior in right of payment with all of FM O&G LLC’s future subordinated obligations and is effectively subordinated in right of payment to any debt of FM O&G LLC’s subsidiaries. The indentures provide that FM O&G LLC’s guarantee obligations may be released or terminated upon: (i) the sale of all or substantially all of the equity interests or assets of FM O&G LLC to a third party that is not our subsidiary or our affiliate; (ii) FM O&G LLC no longer having any obligations under any FM O&G senior notes or any refinancing thereof and no longer being a co-borrower or guarantor of any of our obligations under the revolving credit facility or any other senior debt or, in each case, any refinancing thereof; or (iii) the discharge of our obligations under the indentures in accordance with their terms.

The following summarized financial data includes information regarding FCX, as issuer, FM O&G LLC, as guarantor, and all our other non-guarantor subsidiaries at September 30, 2020, and December 31, 2019, and for nine months ended September 30, 2020.

	FCX		FM O&G LLC		Non-guarantor		Consolidated
	Issuer		Guarantor		Subsidiaries	Eliminations	FCX
As of September 30, 2020
Current assets	$11		$679		$8,077	$(696)	$8,071
Noncurrent assets	1,202		6		32,986	(1,166)	33,028
Current liabilities	107		26		3,680	(717)	3,096
Noncurrent liabilities	9,383		11,157		15,871	(15,970)	20,441

As of December 31, 2019
Current assets	$154		$657		$7,778	$(674)	$7,915
Noncurrent assets	1,620		22		32,692	(1,440)	32,894
Current liabilities	323		42		3,550	(706)	3,209
Noncurrent liabilities	9,180		10,892		15,975	(15,895)	20,152

Nine Months Ended September 30, 2020
Revenues	$—		$18		$9,685	$—	$9,703
Operating (loss) income	(21)		(29)		786	(8)	728
Net (loss) income	(109)	[a]	(225)	[a]	(29)	370	7
a.Net loss equals net loss attributable to common stockholders because net loss attributable to noncontrolling interests is zero for issuer and guarantor.

CAUTIONARY STATEMENT
Our discussion and analysis contains forward-looking statements in which we discuss our potential future performance. Forward-looking statements are all statements other than statements of historical facts, such as plans, projections, or expectations relating to ore grades and milling rates; business outlook; production and sales volumes; unit net cash costs; cash flows; capital expenditures; liquidity; operating costs; operating plans; our financial policy; cost savings; our expectations regarding our share of PT-FI's net income and future cash flows through 2022; PT-FI's development, financing, construction and completion of a new smelter in Indonesia; our aim to deliver responsibly produced copper and our Copper Mark ambitions and plans to validate all of our operating sites; improvements in operating procedures and technology; exploration efforts and results; development and production activities, rates and costs; tax rates; export quotas and duties; the impact of copper, gold and molybdenum price changes; the impact of deferred intercompany profits on earnings; reserve estimates; execution of the settlement agreement associated with the Louisiana coastal erosion cases; and future dividend payments, share purchases and sales. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” "targets," “intends,” “likely,” “will,” “should,” “could,” “to be,” ”potential," “assumptions,” “guidance,” “future” and any similar expressions are intended to identify those assertions as forward-looking statements. The declaration of future dividends is at the discretion of the Board and will depend on our financial results, cash requirements, future prospects, global economic conditions, and other factors deemed relevant by the Board. In accordance with the June 2020 amendment to the revolving credit facility, we are currently restricted from declaring or paying common stock dividends through December 31, 2021, unless we, at our option, revert to the previous covenant requirements, which would also eliminate the restriction on the declaration or payment of common stock dividends.

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, changes in our credit rating; changes in our cash requirements, financial position, financing plans or investment plans; changes in general market, economic, tax, regulatory or industry conditions; the duration and scope of and uncertainties associated with the COVID-19 pandemic, and the impact thereof on commodity prices, our business and the global economy, which are evolving and beyond our control, and any related actions taken by governments and businesses; our ability to contain and mitigate the risk of spread or major outbreak of COVID-19 at our operating sites, including at PT-FI’s remote operating site in Papua; supply of and demand for, and prices of, copper, gold and molybdenum; mine sequencing; changes in mine plans or operational modifications, delays, deferrals or cancellations; production rates; timing of shipments; results of feasibility studies; potential inventory adjustments; potential impairment of long-lived mining assets; the potential effects of violence in Indonesia generally and in the province of Papua; the Indonesian government's extension of PT-FI's export license after March 15, 2021; risks associated with underground mining; satisfaction of requirements in accordance with PT-FI's special mining license to extend mining rights from 2031 through 2041; the Indonesian government's approval of a deferred schedule for completion of the new smelter in Indonesia; expected results from improvements in operating procedures and technology, including innovation initiatives; industry risks; regulatory changes; political and social risks; labor relations, including labor-related work stoppages; weather- and climate-related risks; environmental risks; litigation and potential settlement results; cybersecurity incidents; changes in general market, economic and industry conditions; financial condition of our customers, suppliers, vendors, partners and affiliates, particularly during weak economic conditions and extended periods of low commodity prices; reductions in liquidity and access to capital; our ability to comply with Copper Mark requirements and any changes to such requirements; and other factors described in more detail as described under the heading “Risk Factors” contained in Part I, Item 1A. of our 2019 Form 10-K and Part II, Item 1A. herein.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risks during the nine-month period ended September 30, 2020.

For additional information on market risks, refer to “Disclosures About Market Risks” included in Part II, Items 7. and 7A. of our 2019 Form 10-K. For projected sensitivities of our operating cash flow to changes in commodity prices, refer to “Outlook” in Part I, Item 2. of this quarterly report on Form 10-Q for the period ended September 30, 2020; for projected sensitivities of our provisionally priced copper sales to changes in commodity prices refer to “Consolidated Results – Revenues” in Part I, Item 2. of this quarterly report on Form 10-Q for the period ended September 30, 2020.

Item 4.Controls and Procedures.

(a)Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective as of September 30, 2020.

(b)Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.OTHER INFORMATION

Item 1.Legal Proceedings.

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

The ongoing COVID-19 pandemic continues to have an adverse impact on the global economy and is creating significant volatility in the financial markets, including the copper markets. The duration and scope of, and uncertainties associated with, the ongoing COVID-19 pandemic and the related impact on commodity prices, our business and the global economy are evolving and beyond our control. The extent and duration of adverse impacts that the COVID-19 pandemic may have on supply, demand and prices of the commodities we produce, on our suppliers, vendors, customers and employees and on global financial markets is unknown at this time, but could be both material and prolonged. Prolonged unfavorable economic conditions, and any resulting slowed global economic growth, including the current U.S. recession, may result in lower demand for the commodities we produce, as well as the inability of various customers, contractors, suppliers and other business partners to fulfill their obligations, which could have a material adverse effect on our business and results of operations.

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

Our business and results of operations could be adversely affected if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions or other restrictions in connection with the COVID-19 pandemic. We have proactively implemented operating protocols at each of our operating sites to contain and mitigate the risk of spread of COVID-19, including but not limited to, physical distancing, travel restrictions, sanitizing, and frequent health screening and monitoring. A limited number of COVID-19 cases have been confirmed through testing at our operating sites, including PT-FI’s remote operating site in Papua, Indonesia. Despite our efforts to manage these impacts, there can be no assurance that our actions will be effective in containing and mitigating the risk of spread or a major outbreak of COVID-19 at our operating sites. A major outbreak of COVID-19 at any of our operating sites, and particularly at PT-FI’s remote operating site, could have a material adverse effect on our business and results of operations.

Actions taken by governmental authorities and third parties to contain and mitigate the risk of spread of COVID-19 have had and will likely continue to have an adverse impact on our business. For example, in mid-March 2020, the Peruvian government issued a Supreme Decree and declaration of a National Emergency in its efforts to contain the outbreak of COVID-19, and subsequently extended the order through May 10, 2020. The Peruvian government also extended the quarantine measures instituted in mid-March 2020 through August 31, 2020, for certain cities in Peru (including Arequipa). To comply with the government’s requirements, we temporarily transitioned our Cerro Verde mine to care and maintenance status and adjusted operations to prioritize critical activities. Strict health protocols have been implemented and a plan for Cerro Verde to restore operations was approved by the Peruvian government in second-quarter 2020. Cerro Verde continued to make progress toward restoring operations during third-quarter 2020, with operating rates averaging 351,000 metric tons of ore per day (approximately 90 percent of the 2019 annual average).
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

The following risk factors which were previously disclosed in Part I, Item 1A. “Risk Factors” of our 2019 Form 10-K, are amended and restated as follows:

Fluctuations in the market prices of the commodities we produce, primarily copper, gold and molybdenum, have caused and may continue to cause significant volatility in our financial performance and in the trading prices of our common stock and debt. Extended declines in the market prices of copper, gold and, to a lesser extent, molybdenum could have, an adverse effect on our earnings, cash flows and asset values and, if sustained, may adversely affect our ability to repay debt.

Our financial results vary with fluctuations in the market prices of the commodities we produce, primarily copper and gold, and to a lesser extent molybdenum. The COVID-19 pandemic and resulting negative impact on the global economy has created significant volatility in the financial markets, including the copper market. In third-quarter 2020, copper prices continued to recover from the sharp decline that occurred during first-quarter 2020. However, with the ongoing COVID-19 pandemic, any extended decline in market prices of these commodities could have a material adverse effect on our financial results and the value of our assets and may depress the price of our common stock and may have a material adverse effect on our ability to comply with financial and other covenants in our debt agreements, repay our debt and meet our other obligations.

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

Copper prices may be affected by demand from China, which has become the largest consumer of refined copper in the world, and by changes in demand for industrial, commercial and residential products containing copper. China had a major economic shutdown during the first quarter of 2020 in connection with its efforts to contain and mitigate the spread of COVID-19, which resulted in the country’s first reported economic contraction in over 40 years. However, during third-quarter 2020, China continued to recover from the major economic shutdown and reported economic growth. Although our sales to date have not been significantly affected, a slowing in China’s economic growth, another widespread COVID-19 outbreak in China, the adoption and expansion of trade restrictions, changes in China-U.S. relations, or other governmental action related to tariffs or trade agreements or policies are difficult to predict and could adversely affect copper prices, demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could have a material adverse effect on our business, results of operations, or financial condition.

Copper prices have fluctuated historically, with London Metal Exchange (LME) copper settlement prices ranging from $2.48 per pound to $3.29 per pound during the three years ended December 31, 2019. During the first nine months of 2020, LME copper settlement prices ranged from a low of $2.09 per pound to a high of $3.10 per pound. The LME copper settlement price was $3.00 per pound on September 30, 2020, and $3.04 per pound on October 30, 2020.

Factors affecting gold prices may include the relative strength of the U.S. dollar to other currencies, inflation and interest rate expectations, purchases and sales of gold by governments and central banks, demand from China and India, two of the world’s largest consumers of gold, and global demand for jewelry containing gold. The London PM gold price was $1,515 per ounce on December 30, 2019 (there was no London PM gold price quote on December 31, 2019), and $1,887 per ounce on September 30, 2020. During the first nine months of 2020, London PM gold prices ranged from a low of $1,474 per ounce to a high of $2,067 per ounce. The London PM gold price was $1,882 per ounce on October 30, 2020.

During the first nine months of 2020, the weekly average price of molybdenum ranged from a low of $7.01 per pound to a high of $10.79 per pound. The Metals Week Molybdenum Dealer Oxide weekly average price of $7.68 per pound on September 30, 2020, was 17 percent lower than the December 31, 2019, weekly average price of $9.23 per pound. The Metals Week Molybdenum Dealer Oxide weekly average price was $8.73 per pound on October 30, 2020.

Declines in prices of commodities we sell could result in metals inventory adjustments and impairment charges for our long-lived assets. During the first nine months of 2020, we recorded unfavorable metals inventory adjustments totaling $92 million associated with lower market prices for copper and molybdenum. Refer to Note 3 for additional information regarding metals inventory adjustments. Other events that could result in impairment of our long-lived assets include, but are not limited to, decreases in estimated proven and probable mineral reserves and any event that might have a material adverse effect on current and future expected mine production costs.

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

We could experience labor disruptions such as work stoppages, work slowdowns, union organizing campaigns, strikes, or lockouts that could adversely affect our operations. For example, during third-quarter 2016, PT-FI experienced labor productivity issues and a 10-day work stoppage that began in late September 2016. These labor productivity issues continued during fourth-quarter 2016 and the first half of 2017. Beginning in mid-April 2017, PT-FI experienced a high level of worker absenteeism, which unfavorably impacted mining and milling rates. A significant number of employees and contractors elected to participate in an illegal strike action beginning in May 2017, and were subsequently deemed to have voluntarily resigned under existing Indonesia laws and regulations resulting in increased costs associated with employee severance. In late August 2020 and early September 2020, a group of PT-FI workers staged protests and a blockade restricting access to the main road to the mining operations area related to COVID-19 travel restrictions. Material operations at PT-FI were suspended for several days prior to resuming operations after a five-day outage.

We cannot predict whether additional labor disruptions will occur. Significant reductions in productivity or protracted work stoppages at one or more of our operations could significantly reduce our production and sales volumes or disrupt operations, which could adversely affect our cash flow, results of operations and financial condition.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended September 30, 2020.

There were no shares of common stock purchased by us during the three months ended September 30, 2020. On July 21, 2008, our Board of Directors approved an increase in our open-market share purchase program for up to 30 million shares. There have been no purchases under this program since 2008. This program does not have an expiration date. At September 30, 2020, there were 23.7 million shares that could still be purchased under the program.

Item 4.Mine Safety Disclosures.

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

Item 6.Exhibits.

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
2.1*	PTFI Divestment Agreement dated as of September 27, 2018 among FCX, International Support LLC, PT Freeport Indonesia, PT Indocopper Investama and PT Indonesia Asahan Aluminium (Persero).		10-Q	001-11307-01	11/9/2018
2.2	Supplemental and Amendment Agreement to the PT-FI Divestment Agreement, dated December 21, 2018, among FCX, PT Freeport Indonesia, PT Indonesia Papua Metal Dan Mineral (f/k/a PT Indocopper Investama), PT Indonesia Asahan Aluminium (Persero) and International Support LLC.		10-K	001-11307-01	2/15/2019
3.1	Amended and Restated Certificate of Incorporation of FCX, effective as of June 8, 2016.		8-K	001-11307-01	6/9/2016
3.2	Amended and Restated By-Laws of FCX, effective as of June 3, 2020.		8-K	001-11307-01	6/3/2020
4.1	Indenture dated as of February 13, 2012, between FCX and U.S. Bank National Association, as Trustee (relating to the 3.55% Senior Notes due 2022, the 4.00% Senior Notes due 2021, the 4.55% Senior Notes due 2024, and the 5.40% Senior Notes due 2034).		8-K	001-11307-01	2/13/2012
4.2	Third Supplemental Indenture dated as of February 13, 2012, between FCX and U.S. Bank National Association, as Trustee (relating to the 3.55% Senior Notes due 2022).		8-K	001-11307-01	2/13/2012
4.3	Fourth Supplemental Indenture dated as of May 31, 2013, among FCX, Freeport-McMoRan Oil & Gas LLC, as Guarantor, and U.S. Bank National Association, as Trustee (relating to the 3.55% Senior Notes due 2022, the 4.00% Senior Notes due 2021, the 4.55% Senior Notes due 2024, and the 5.40% Senior Notes due 2034).		8-K	001-11307-01	6/3/2013
4.4	Sixth Supplemental Indenture dated as of November 14, 2014 among FCX, Freeport-McMoRan Oil & Gas LLC, as Guarantor, and U.S. Bank National Association, as Trustee (relating to the 4.00% Senior Notes due 2021).		8-K	001-11307-01	11/14/2014
4.5	Seventh Supplemental Indenture dated as of November 14, 2014 among FCX, Freeport-McMoRan Oil & Gas LLC, as Guarantor, and U.S. Bank National Association, as Trustee (relating to the 4.55% Senior Notes due 2024).		8-K	001-11307-01	11/14/2014
4.6	Eighth Supplemental Indenture dated as of November 14, 2014 among FCX, Freeport-McMoRan Oil & Gas LLC, as Guarantor, and U.S. Bank National Association, as Trustee (relating to the 5.40% Senior Notes due 2034).		8-K	001-11307-01	11/14/2014
4.7	Indenture dated as of March 7, 2013, between FCX and U.S. Bank National Association, as Trustee (relating to the 3.875% Senior Notes due 2023, and the 5.450% Senior Notes due 2043).		8-K	001-11307-01	3/7/2013
4.8	Supplemental Indenture dated as of May 31, 2013, among FCX, Freeport-McMoRan Oil & Gas LLC, as Guarantor, and U.S. Bank National Association, as Trustee (relating to the 3.875% Senior Notes due 2023 and the 5.450% Senior Notes due 2043).		8-K	001-11307-01	6/3/2013
4.9	Form of Indenture dated as of September 22, 1997, between Phelps Dodge Corporation and The Chase Manhattan Bank, as Trustee (relating to the 7.125% Senior Notes due 2027, the 9.50% Senior Notes due 2031, and the 6.125% Senior Notes due 2034).		S-3	333-36415	9/25/1997

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
4.10	Form of 7.125% Debenture due November 1, 2027 of Phelps Dodge Corporation issued on November 5, 1997, pursuant to the Indenture dated as of September 22, 1997, between Phelps Dodge Corporation and The Chase Manhattan Bank, as Trustee (relating to the 7.125% Senior Notes due 2027).		8-K	01-00082	11/3/1997
4.11	Form of 9.5% Note due June 1, 2031 of Phelps Dodge Corporation issued on May 30, 2001, pursuant to the Indenture dated as of September 22, 1997, between Phelps Dodge Corporation and First Union National Bank, as successor Trustee (relating to the 9.50% Senior Notes due 2031).		8-K	01-00082	5/30/2001
4.12	Form of 6.125% Note due March 15, 2034 of Phelps Dodge Corporation issued on March 4, 2004, pursuant to the Indenture dated as of September 22, 1997, between Phelps Dodge Corporation and First Union National Bank, as successor Trustee (relating to the 6.125% Senior Notes due 2034).		10-K	01-00082	3/7/2005
4.13	Supplemental Indenture dated as of April 4, 2007 to the Indenture dated as of September 22, 1997, among Phelps Dodge Corporation, as Issuer, Freeport-McMoRan Copper & Gold Inc., as Parent Guarantor, and U.S. Bank National Association, as Trustee (relating to the 7.125% Senior Notes due 2027, the 9.50% Senior Notes due 2031, and the 6.125% Senior Notes due 2034).
			10-K	001-11307-01	2/26/2016
4.14	Indenture dated as of December 13, 2016, among FCX, Freeport-McMoRan Oil & Gas LLC, as Guarantor, and U.S. Bank National Association, as Trustee (relating to the 6.875% Senior Notes due 2023).		8-K	001-11307-01	12/13/2016
4.15	Registration Rights Agreement dated as of December 13, 2016 among FCX, Freeport-McMoRan Oil & Gas LLC, as Guarantor, and J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer Managers, relating to the 6.875% Senior Notes due 2023.		8-K	001-11307-01	12/13/2016
4.16	Form of Certificate representing shares of common stock, par value $0.10.		8-A/A	001-11307-01	8/10/2015
4.17
Indenture dated as of August 15, 2019, between FCX and U.S. Bank National Association, as Trustee (relating to the 5.00% Senior Notes due 2027, the 4.125% Senior Notes due 2028, the 4.375% Senior Notes due 2028, the 5.25% Senior Notes due 2029, the 4.25% Senior Notes due 2030 and the 4.625% Senior Notes due 2030).

			8-K	001-11307-01	8/15/2019
4.18	First Supplemental Indenture dated as of August 15, 2019, among FCX, Freeport-McMoRan Oil & Gas LLC, as Guarantor, and U.S. Bank National Association, as Trustee (relating to the 5.00% Senior Notes due 2027).		8-K	001-11307-01	8/15/2019
4.19	Second Supplemental Indenture dated as of August 15, 2019, among FCX, Freeport-McMoRan Oil & Gas LLC, as Guarantor, and U.S. Bank National Association, as Trustee (relating to the 5.25% Senior Notes due 2029).		8-K	001-11307-01	8/15/2019
4.20	Third Supplemental Indenture dated as of March 4, 2020, among FCX, Freeport-McMoRan Oil & Gas LLC, as Guarantor, and U.S. Bank National Association, as Trustee (relating to the 4.125% Senior Notes due 2028).		8-K	001-11307-01	3/4/2020
4.21	Fourth Supplemental Indenture dated as of March 4, 2020, among FCX, Freeport-McMoRan Oil & Gas LLC, as Guarantor, and U.S. Bank National Association, as Trustee (relating to the 4.25% Senior Notes due 2030).		8-K	001-11307-01	3/4/2020

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
4.22	Form of 5.00% Senior Notes due 2027 (included in Exhibit 4.18).		8-K	001-11307-01	8/15/2019
4.23	Form of 5.25% Senior Notes due 2029 (included in Exhibit 4.19).		8-K	001-11307-01	8/15/2019
4.24	Form of 4.125% Senior Notes due 2028 (included in Exhibit 4.20).		8-K	001-11307-01	3/4/2020
4.25	Form of 4.25% Senior Notes due 2030 (included in Exhibit 4.21).		8-K	001-11307-01	3/4/2020
4.26	Fifth Supplemental Indenture dated as of March 31, 2020, among FCX, Freeport-McMoRan Oil & Gas LLC, as Guarantor, and U.S. Bank National Association, as Trustee (relating to the 4.125% Senior Notes due 2028 and the 4.25% Senior Notes due 2030).		10-Q	001-11307-01	8/7/2020
4.27	Sixth Supplemental Indenture dated as of July 27, 2020, among FCX, Freeport-McMoRan Oil & Gas LLC, as Guarantor, and U.S. Bank National Association, as Trustee (relating to the 4.375% Senior Notes due 2028).		8-K	001-11307-01	7/27/2020
4.28	Seventh Supplemental Indenture dated as of July 27, 2020, among FCX, Freeport-McMoRan Oil & Gas LLC, as Guarantor, and U.S. Bank National Association, as Trustee (relating to the 4.625% Senior Notes due 2030).		8-K	001-11307-01	7/27/2020
4.29	Form of 4.375% Senior Notes due 2028 (included in Exhibit 4.27).		8-K	001-11307-01	7/27/2020
4.30	Form of 4.625% Senior Notes due 2030 (included in Exhibit 4.28).		8-K	001-11307-01	7/27/2020
15.1	Letter from Ernst & Young LLP regarding unaudited interim financial statements.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.	X
95.1	Mine Safety and Health Administration Safety Data.	X
101.INS	XBRL Instance Document- the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	X
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.	X
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

Date:  November 6, 2020
1