Form 10-Q
period 2021-03-31
FREEPORT-MCMORAN INC
filed 2021-05-05
CIK 831259

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
On April 30, 2021, there were issued and outstanding 1,465,526,823 shares of the registrant’s common stock, par value $0.10 per share.

Freeport-McMoRan Inc.

Part I.FINANCIAL INFORMATION

Item 1.Financial Statements.

Freeport-McMoRan Inc.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2021	December 31, 2020
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$4,580	$3,657
Trade accounts receivable	1,248	892
Income and other tax receivables	522	520
Inventories:
Materials and supplies, net	1,596	1,594
Mill and leach stockpiles	1,007	1,014
Product	1,542	1,285
Other current assets	361	341
Total current assets	10,856	9,303
Property, plant, equipment and mine development costs, net	29,775	29,818
Long-term mill and leach stockpiles	1,475	1,463
Other assets	1,537	1,560
Total assets	$43,643	$42,144

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,866	$2,708
Current portion of debt	656	34
Accrued income taxes	647	324
Current portion of environmental and asset retirement obligations	331	351
Dividends payable	111	—
Total current liabilities	4,611	3,417
Long-term debt, less current portion	9,153	9,677
Deferred income taxes	4,446	4,408
Environmental and asset retirement obligations, less current portion	3,720	3,705
Other liabilities	2,140	2,269
Total liabilities	24,070	23,476

Equity:
Stockholders’ equity:
Common stock	160	159
Capital in excess of par value	26,080	26,037
Accumulated deficit	(10,963)	(11,681)
Accumulated other comprehensive loss	(580)	(583)
Common stock held in treasury	(3,777)	(3,758)
Total stockholders’ equity	10,920	10,174
Noncontrolling interests	8,653	8,494
Total equity	19,573	18,668
Total liabilities and equity	$43,643	$42,144

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2021	2020
	(In millions, except per share amounts)
Revenues	$4,850	$2,798
Cost of sales:
Production and delivery	2,786	2,545
Depreciation, depletion and amortization	419	341
Metals inventory adjustments	1	222
Total cost of sales	3,206	3,108
Selling, general and administrative expenses	100	110
Mining exploration and research expenses	7	16
Environmental obligations and shutdown costs	5	26
Net loss on sales of assets	—	11
Total costs and expenses	3,318	3,271
Operating income (loss)	1,532	(473)
Interest expense, net	(145)	(127)
Net loss on early extinguishment of debt	—	(32)
Other income, net	11	20
Income (loss) before income taxes and equity in affiliated companies’ net (losses) earnings	1,398	(612)
(Provision for) benefit from income taxes	(443)	60
Equity in affiliated companies’ net (losses) earnings	(2)	3
Net income (loss)	953	(549)
Net (income) loss attributable to noncontrolling interests	(235)	58
Net income (loss) attributable to common stockholders	$718	$(491)

Net income (loss) per share attributable to common stockholders:
Basic	$0.49	$(0.34)
Diluted	$0.48	$(0.34)

Weighted-average common shares outstanding:
Basic	1,462	1,452
Diluted	1,477	1,452

Dividends declared per share of common stock	$0.075	$—

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
	March 31,
	2021	2020
	(In millions)
Net income (loss)	$953	$(549)

Other comprehensive income, net of taxes:
Defined benefit plans:
Actuarial losses arising during the period	(1)	—
Amortization of unrecognized amounts included in net periodic benefit costs	4	12
Foreign exchange losses	(1)	(5)
Other comprehensive income	2	7

Total comprehensive income (loss)	955	(542)
Total comprehensive (income) loss attributable to noncontrolling interests	(234)	59
Total comprehensive income (loss) attributable to common stockholders	$721	$(483)

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2021	2020
	(In millions)
Cash flow from operating activities:
Net income (loss)	$953	$(549)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	419	341
Metals inventory adjustments	1	222
Net loss on sales of assets	—	11
Stock-based compensation	41	27
Net charges for environmental and asset retirement obligations, including accretion	39	60
Payments for environmental and asset retirement obligations	(54)	(71)
Net charges for defined pension and postretirement plans	—	18
Pension plan contributions	(21)	(26)
Net loss on early extinguishment of debt	—	32
Deferred income taxes	38	(118)
Charges for Cerro Verde royalty dispute	5	9
Payments for Cerro Verde royalty dispute	(38)	(57)
Other, net	28	(56)
Changes in working capital and other:
Accounts receivable	(361)	205
Inventories	(225)	154
Other current assets	6	(89)
Accounts payable and accrued liabilities	(42)	(149)
Accrued income taxes and timing of other tax payments	286	(2)
Net cash provided by (used in) operating activities	1,075	(38)

Cash flow from investing activities:
Capital expenditures:
North America copper mines	(26)	(184)
South America	(21)	(74)
Indonesia	(310)	(326)
Molybdenum mines	(1)	(7)
Other	(12)	(19)
Proceeds from sales of assets	5	66
Other, net	(3)	(2)
Net cash used in investing activities	(368)	(546)

Cash flow from financing activities:
Proceeds from debt	130	1,478
Repayments of debt	(32)	(1,242)
Cash dividends paid on common stock	—	(73)
Contributions from noncontrolling interests	41	32
Proceeds from exercised stock options	106	1
Payments for withholding of employee taxes related to stock-based awards	(19)	(5)
Debt financing costs and other, net	(1)	(18)
Net cash provided by financing activities	225	173

Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	932	(411)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	3,903	2,278
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$4,835	$1,867
The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
THREE MONTHS ENDED MARCH 31

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at December 31, 2020	1,590	$159	$26,037	$(11,681)	$(583)	132	$(3,758)	$10,174	$8,494	$18,668
Exercised and issued stock-based awards	7	1	105	—	—	—	—	106	—	106
Stock-based compensation, including the tender of shares	—	—	29	—	—	1	(19)	10	(3)	7
Dividends	—	—	(111)	—	—	—	—	(111)	(93)	(204)
Contributions from noncontrolling interests	—	—	20	—	—	—	—	20	21	41
Net income attributable to common stockholders	—	—	—	718	—	—	—	718	—	718
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	235	235
Other comprehensive income (loss)	—	—	—	—	3	—	—	3	(1)	2
Balance at March 31, 2021	1,597	$160	$26,080	$(10,963)	$(580)	133	$(3,777)	$10,920	$8,653	$19,573

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at December 31, 2019	1,582	$158	$25,830	$(12,280)	$(676)	131	$(3,734)	$9,298	$8,150	$17,448
Exercised and issued stock-based awards	1	—	1	—	—	—	—	1	—	1
Stock-based compensation, including the tender of shares	—	—	29	—	—	—	(5)	24	—	24
Contributions from noncontrolling interests	—	—	15	—	—	—	—	15	17	32
Net loss attributable to common stockholders	—	—	—	(491)	—	—	—	(491)	—	(491)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	(58)	(58)
Other comprehensive income (loss)	—	—	—	—	8	—	—	8	(1)	7
Balance at March 31, 2020	1,583	$158	$25,875	$(12,771)	$(668)	131	$(3,739)	$8,855	$8,108	$16,963

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. GENERAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles (GAAP) in the United States (U.S.). Therefore, this information should be read in conjunction with Freeport-McMoRan Inc.’s (FCX) consolidated financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2020 (2020 Form 10-K). The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three-month period ended March 31, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Trade Accounts Receivable Agreements. In first-quarter 2021, PT Freeport Indonesia (PT-FI) entered into agreements to sell certain trade accounts receivables to unrelated third-party financial institutions. The agreements were entered into in the normal course of business to fund the working capital for the additional quantity of copper to be supplied by PT-FI to PT Smelting (a smelter in Gresik, Indonesia owned 25 percent by PT-FI through April 30, 2020, and 39.5 percent thereafter. See “Acquisition of Minority Interest in PT Smelting” below) beginning January 1, 2021. The balances sold under the agreements were excluded from trade accounts receivable on the consolidated balance sheet at March 31, 2021. Receivables are considered sold when (i) they are transferred beyond the reach of PT-FI and its creditors, (ii) the purchaser has the right to pledge or exchange the receivables, and (iii) PT-FI has no continuing involvement in the transferred receivables. In addition, PT-FI provides no other forms of continued financial support to the purchaser of the receivables once the receivables are sold.

For the three-month period ended March 31, 2021, gross amounts sold under these arrangements totaled $52.5 million ($52.4 million net of discount).

Acquisition of Minority Interest in PT Smelting. On April 30, 2021, PT-FI acquired 14.5 percent of the outstanding common stock of PT Smelting for $33 million, increasing its ownership interest from 25 percent to 39.5 percent. The remaining shares of PT Smelting continue to be owned by Mitsubishi Materials Corporation. PT-FI will continue to account for its investment in PT Smelting using the equity method since it does not have control over PT Smelting.

Subsequent Events. FCX evaluated events after March 31, 2021, and through the date the consolidated financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these consolidated financial statements.

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

Reconciliations of net income (loss) and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted net income (loss) per share follow (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2021	2020
Net income (loss)	$953	$(549)
Net (income) loss attributable to noncontrolling interests	(235)	58
Undistributed earnings allocated to participating securities	(4)	(3)
Net income (loss) attributable to common stockholders	$714	$(494)

Basic weighted-average shares of common stock outstanding	1,462	1,452
Add shares issuable upon exercise or vesting of dilutive stock options and restricted stock units (RSUs)	15	—	a
Diluted weighted-average shares of common stock outstanding	1,477	1,452

Basic net income (loss) per share attributable to common stockholders:	$0.49	$(0.34)
Diluted net income (loss) per share attributable to common stockholders:	$0.48	$(0.34)
a.Excludes approximately 10 million shares associated with outstanding stock options with exercise prices less than the average market price of FCX’s common stock and RSUs that were anti-dilutive.

Outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of diluted net income (loss) per share of common stock. Stock options for 10 million shares of common stock in first-quarter 2021 and 40 million shares of common stock in first-quarter 2020, were excluded.

NOTE 3. INVENTORIES, INCLUDING LONG-TERM MILL AND LEACH STOCKPILES

The components of inventories follow (in millions):

	March 31, 2021	December 31, 2020
Current inventories:
Total materials and supplies, net[a]	$1,596	$1,594

Mill stockpiles	$177	$205
Leach stockpiles	830	809
Total current mill and leach stockpiles	$1,007	$1,014

Raw materials (primarily concentrate)	$419	$366
Work-in-process	165	174
Finished goods	958	745
Total product	$1,542	$1,285

Long-term inventories:
Mill stockpiles	$245	$223
Leach stockpiles	1,230	1,240
Total long-term mill and leach stockpiles[b]	$1,475	$1,463

a.Materials and supplies inventory was net of obsolescence reserves totaling $35 million at March 31, 2021, and $32 million at December 31, 2020.
b.Estimated metals in stockpiles not expected to be recovered within the next 12 months.

FCX recorded net realizable value inventory adjustments to decrease long-term metals inventory carrying values totaling $1 million in first-quarter 2021, associated with lower market prices for molybdenum, and $222 million in first-quarter 2020, associated with lower market prices for copper ($205 million) and molybdenum ($17 million) (refer to Note 9 for metals inventory adjustments by business segment).

NOTE 4. INCOME TAXES

Geographic sources of FCX’s (provision for) benefit from income taxes follow (in millions):

	Three Months Ended
	March 31,
	2021	2020
U.S. operations	$—	$5
International operations	(443)	55
Total	$(443)	$60

FCX’s consolidated effective income tax rate was 32 percent for first-quarter 2021 and 10 percent for first-quarter 2020. Because FCX's U.S. jurisdiction generated pre-tax losses in the first three months of 2020 that did not result in a realized tax benefit, applicable accounting rules required FCX to adjust its estimated annual effective tax rate to exclude the impact of U.S. pre-tax losses. Variations in the relative proportions of jurisdictional income result in fluctuations to FCX’s consolidated effective income tax rate.

In connection with the negative impacts of the COVID-19 pandemic on the global economy, governments throughout the world are announcing measures that are intended to provide tax and other financial relief. Such measures include the American Rescue Plan Act of 2021 (ARPA), enacted on March 11, 2021, and the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), enacted on March 27, 2020. None of these measures resulted in material impacts to FCX’s provision for income taxes for the three months ended March 31, 2021 and 2020. However, certain provisions of the CARES Act provided FCX with the opportunity to accelerate collections of tax refunds, primarily those associated with the U.S. alternative minimum tax. FCX collected U.S. alternative minimum tax credit refunds of $221 million in July 2020 and $24 million in October 2020. FCX collected the remaining U.S. alternative minimum tax credit refund of $23 million in March 2021. FCX continues to evaluate income tax accounting considerations of COVID-19 measures as they develop, including any impact on its measurement of existing deferred tax assets and deferred tax liabilities. FCX will recognize any impact from COVID-19 related changes to tax laws in the period in which the new legislation is enacted.

NOTE 5. DEBT AND EQUITY

The components of debt follow (in millions):

	March 31, 2021	December 31, 2020
Senior notes and debentures:
Issued by FCX	$8,785	$8,783
Issued by Freeport Minerals Corporation (FMC)	356	356
Cerro Verde Term Loan	524	523
Other	144	49
Total debt	9,809	9,711
Less current portion of debt	(656)	(34)
Long-term debt	$9,153	$9,677

Revolving Credit Facility. At March 31, 2021, FCX had no borrowings outstanding and approximately $10 million in letters of credit issued under its revolving credit facility, resulting in availability of approximately $3.5 billion, of which approximately $1.5 billion could be used for additional letters of credit. Availability under FCX’s revolving credit facility consists of $3.28 billion maturing April 2024 and $220 million maturing April 2023.

In March 2021, FCX delivered a Covenant Reversion Notice (as defined in the third amendment to the revolving credit facility dated June 3, 2020), which provided notification of its election to end the Covenant Increase Period (as defined in the third amendment to the revolving credit facility dated June 3, 2020). As a result, the leverage ratio limit reverted to 5.25x through the quarter ending June 30, 2021 (stepping down to 3.75x beginning with the quarter ending September 30, 2021), and the interest expense coverage ratio minimum reverted to 2.25x. Additionally, following FCX’s election to end the Covenant Increase Period, the additional limits on priority debt and liens, and the provisions related to minimum liquidity and restricted payments (which included restrictions on the payment of common stock dividends) are no longer applicable. At March 31, 2021, FCX was in compliance with its revolving credit facility covenants.

Interest Expense, Net. Consolidated interest costs (before capitalization) totaled $160 million in first-quarter 2021 and $171 million in first-quarter 2020. Capitalized interest added to property, plant, equipment and mine development costs, net, totaled $15 million in first-quarter 2021 and $44 million in first-quarter 2020. The decrease in capitalized interest in first-quarter 2021, compared with first-quarter 2020, is primarily related to significant assets at PT-FI’s underground mines being placed in service.

Common Stock.  In February 2021, FCX’s Board of Directors (the Board) reinstated a cash dividend on FCX’s common stock. On March 24, 2021, FCX declared a quarterly cash dividend of $0.075 per share on its common stock, which was paid on May 3, 2021, to common stockholders of record as of April 15, 2021.

NOTE 6. FINANCIAL INSTRUMENTS

FCX does not purchase, hold or sell derivative financial instruments unless there is an existing asset or obligation, or it anticipates a future activity that is likely to occur and will result in exposure to market risks, which FCX intends to offset or mitigate. FCX does not enter into any derivative financial instruments for speculative purposes but has entered into derivative financial instruments in limited instances to achieve specific objectives. These objectives principally relate to managing risks associated with commodity price changes, foreign currency exchange rates and interest rates.

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

Derivatives Designated as Hedging Instruments – Fair Value Hedges
Copper Futures and Swap Contracts. Some of FCX’s U.S. copper rod and cathode customers request a fixed market price instead of the Commodity Exchange Inc. (COMEX) average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures or swap contracts. Hedging gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses resulting from hedge ineffectiveness during the three-month periods ended March 31, 2021 and 2020. At March 31, 2021, FCX held copper futures and swap contracts that qualified for hedge accounting for 66 million pounds at an average contract price of $3.73 per pound, with maturities through March 2023.

A summary of gains (losses) recognized in revenues for derivative financial instruments related to commodity contracts that are designated and qualify as fair value hedge transactions, including the unrealized gains (losses) on the related hedged item follows (in millions):

	Three Months Ended
	March 31,
	2021	2020
Copper futures and swap contracts:
Unrealized gains (losses):
Derivative financial instruments	$3	$(33)
Hedged item – firm sales commitments	(3)	33

Realized gains (losses):
Matured derivative financial instruments	24	(9)

Derivatives Not Designated as Hedging Instruments
Embedded Derivatives. Certain FCX concentrate, copper cathode and gold sales contracts provide for provisional pricing primarily based on the London Metal Exchange (LME) copper price or the COMEX copper price and the London Bullion Market Association (London) gold price at the time of shipment as specified in the contract. FCX receives market prices based on prices in the specified future month, which results in price fluctuations recorded in revenues until the date of settlement. FCX records revenues and invoices customers at the time of shipment based on then-current LME or COMEX copper prices and the London gold prices as specified in the contracts, which results in an embedded derivative (i.e., a pricing mechanism that is finalized after the time of delivery) that is required to be bifurcated from the host contract. The host contract is the sale of the metals contained in the concentrate or cathode at the then-current LME or COMEX copper price, and the London gold price. FCX applies the normal purchases and normal sales scope exception in accordance with derivatives and hedge accounting guidance to the host contract in its concentrate or cathode sales agreements since these contracts do not allow for net settlement and always result in physical delivery. The embedded derivative does not qualify for hedge accounting and is adjusted to fair value through earnings each period, using the period-end LME or COMEX copper forward prices and the adjusted London gold prices, until the date of final pricing. Similarly, FCX purchases copper under contracts that provide for provisional pricing. Mark-to-market price fluctuations from these embedded derivatives are recorded through the settlement date and are reflected in revenues for sales contracts and in inventory for purchase contracts.

A summary of FCX’s embedded derivatives at March 31, 2021, follows:

	Open Positions	Average Price Per Unit		Maturities Through
		Contract	Market
Embedded derivatives in provisional sales contracts:
Copper (millions of pounds)	486	$3.83	$3.99	August 2021
Gold (thousands of ounces)	151	1,755	1,689	June 2021
Embedded derivatives in provisional purchase contracts:
Copper (millions of pounds)	123	3.77	3.99	July 2021

Copper Forward Contracts. Atlantic Copper, FCX’s wholly owned smelting and refining unit in Spain, enters into copper forward contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in production and delivery costs. At March 31, 2021, Atlantic Copper held net copper forward purchase contracts for 23 million pounds at an average contract price of $4.09 per pound, with maturities through May 2021.

Summary of Gains (Losses). A summary of the realized and unrealized gains (losses) recognized in operating income for commodity contracts that do not qualify as hedge transactions, including embedded derivatives, follows (in millions):

	Three Months Ended
	March 31,
	2021	2020
Embedded derivatives in provisional sales contracts:[a]
Copper	$207	$(238)
Gold and other metals	(28)	7
Copper forward contracts[b]	(8)	24
a.Amounts recorded in revenues.
b.Amounts recorded in cost of sales as production and delivery costs.

Unsettled Derivative Financial Instruments
A summary of the fair values of unsettled commodity derivative financial instruments follows (in millions):

	March 31, 2021	December 31, 2020
Commodity Derivative Assets:
Derivatives designated as hedging instruments:
Copper futures and swap contracts	$18	$15
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional sales/purchase contracts	105	169
Copper forward contracts	3	—
Total derivative assets	$126	$184

Commodity Derivative Liabilities:
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional sales/purchase contracts	67	21
Copper forward contracts	1	—
Total derivative liabilities	$68	$21

FCX’s commodity contracts have netting arrangements with counterparties with which the right of offset exists, and it is FCX’s policy to generally offset balances by contract on its balance sheet. FCX’s embedded derivatives on provisional sales/purchase contracts are netted with the corresponding outstanding receivable/payable balances.
A summary of these unsettled commodity contracts that are offset in the balance sheets follows (in millions):

	Assets		Liabilities
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020

Gross amounts recognized:
Embedded derivatives in provisional
sales/purchase contracts	$105	$169	$67	$21
Copper derivatives	21	15	1	—
	126	184	68	21

Less gross amounts of offset:
Embedded derivatives in provisional
sales/purchase contracts	7	1	7	1
Copper derivatives	1	—	1	—
	8	1	8	1

Net amounts presented in balance sheet:
Embedded derivatives in provisional
sales/purchase contracts	98	168	60	20
Copper derivatives	20	15	—	—
	$118	$183	$60	$20

Balance sheet classification:
Trade accounts receivable	$92	$168	$23	$—
Other current assets	19	15	—	—
Other assets	1	—	—	—
Accounts payable and accrued liabilities	6	—	37	20
	$118	$183	$60	$20

Credit Risk.  FCX is exposed to credit loss when financial institutions with which it has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. As of March 31, 2021, the maximum amount of credit exposure associated with derivative transactions was $128 million.

Other Financial Instruments.  Other financial instruments include cash and cash equivalents, restricted cash, restricted cash equivalents, accounts receivable, investment securities, legally restricted funds, accounts payable and accrued liabilities, dividends payable and long-term debt. The carrying value for cash and cash equivalents (which included time deposits of $0.3 billion at March 31, 2021, and December 31, 2020), restricted cash, restricted cash equivalents, accounts receivable, accounts payable and accrued liabilities, and dividends payable approximates fair value because of their short-term nature and generally negligible credit losses (refer to Note 7 for the fair values of investment securities, legally restricted funds and long-term debt).

In addition, as of March 31, 2021, FCX has contingent consideration assets related to the sales of certain oil and gas properties (refer to Note 7 for the related fair values).

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents. The following table provides a reconciliation of total cash, cash equivalents, restricted cash and restricted cash equivalents presented in the consolidated statements of cash flows (in millions):

	March 31, 2021	December 31, 2020
Balance sheet components:
Cash and cash equivalents	$4,580	$3,657
Restricted cash and restricted cash equivalents included in:
Other current assets	106	97
Other assets	149	149
Total cash, cash equivalents, restricted cash and restricted cash equivalents presented in the consolidated statements of cash flows	$4,835	$3,903

NOTE 7. FAIR VALUE MEASUREMENT

Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). FCX did not have any significant transfers in or out of Level 3 during first-quarter 2021.

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

	At March 31, 2021
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$29	$29	$29	$—	$—	$—
Equity securities	6	6	—	6	—	—
Total	35	35	29	6	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	63	63	63	—	—	—
Government bonds and notes	46	46	—	—	46	—
Corporate bonds	40	40	—	—	40	—
Government mortgage-backed securities	28	28	—	—	28	—
Asset-backed securities	12	12	—	—	12	—
Money market funds	12	12	—	12	—	—
Collateralized mortgage-backed securities	4	4	—	—	4	—
Municipal bonds	1	1	—	—	1	—
Total	206	206	63	12	131	—

Derivatives:
Embedded derivatives in provisional sales/purchase contracts in a gross asset position[c]	105	105	—	—	105	—
Copper futures and swap contracts[c]	18	18	—	15	3	—
Copper forward contracts[c]	3	3	—	1	2	—
Total	126	126	—	16	110	—

Contingent consideration for the sale of the
Deepwater GOM oil and gas properties[a]	104	88	—	—	—	88

Liabilities
Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross liability position	67	67	—	—	67	—
Copper forward contracts	1	1	—	—	1	—
Total	68	68	—	—	68	—

Long-term debt, including current portion[d]	9,809	10,891	—	—	10,891	—

	At December 31, 2020
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$29	$29	$29	$—	$—	$—
Equity securities	7	7	—	7	—	—
Total	36	36	29	7	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	65	65	65	—	—	—
Government bonds and notes	49	49	—	—	49	—
Corporate bonds	43	43	—	—	43	—
Government mortgage-backed securities	30	30	—	—	30	—
Asset-backed securities	16	16	—	—	16	—
Money market funds	5	5	—	5	—	—
Collateralized mortgage-backed securities	4	4	—	—	4	—
Municipal bonds	1	1	—	—	1	—
Total	213	213	65	5	143	—

Derivatives:
Embedded derivatives in provisional sales/purchase contracts in a gross asset position[c]	169	169	—	—	169	—
Copper futures and swap contracts[c]	15	15	—	13	2	—
Total	184	184	—	13	171	—

Contingent consideration for the sale of the
Deepwater GOM oil and gas properties[a]	108	88	—	—	—	88

Liabilities
Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross liability position	21	21	—	—	21	—

Long-term debt, including current portion[d]	9,711	10,994	—	—	10,994	—
a.Current portion included in other current assets and long-term portion included in other assets.
b.Excludes time deposits (which approximated fair value) included in (i) other current assets of $106 million at March 31, 2021, and $97 million at December 31, 2020, and (ii) other assets of $148 million at both March 31, 2021 and December 31, 2020, primarily associated with an assurance bond to support PT-FI’s commitment for the development of a greenfield smelter in Indonesia and PT-FI’s closure and reclamation guarantees.
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

FCX’s embedded derivatives on provisional copper concentrate, copper cathode and gold purchases and sales are valued using quoted monthly LME or COMEX copper forward prices and the adjusted London gold prices at each reporting date based on the month of maturity (refer to Note 6 for further discussion); however, FCX’s contracts themselves are not traded on an exchange. As a result, these derivatives are classified within Level 2 of the fair value hierarchy.

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

In December 2016, FCX’s sale of its Deepwater GOM oil and gas properties included up to $150 million in contingent consideration that was recorded at the total amount under the loss recovery approach. The contingent consideration is being received over time as cash flows are realized from a third-party production handling agreement for an offshore platform, with the related payments commencing in third-quarter 2018. The contingent consideration included in (i) other current assets totaled $18 million at March 31, 2021, and $12 million at December 31, 2020, and (ii) other assets totaled $86 million at March 31, 2021, and $96 million at December 31, 2020. The fair value of this contingent consideration was calculated based on a discounted cash flow model using inputs that include third-party estimates for reserves, production rates and production timing, and discount rates. Because significant inputs are not observable in the market, the contingent consideration is classified within Level 3 of the fair value hierarchy.

Long-term debt, including current portion, is primarily valued using available market quotes and, as such, is classified within Level 2 of the fair value hierarchy.

The techniques described above may produce a fair value that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with other market participants, the use of different techniques or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the techniques used at March 31, 2021, as compared with those techniques used at December 31, 2020.

A summary of the changes in the fair value of FCX’s Level 3 instrument, contingent consideration for the sale of the Deepwater GOM oil and gas properties, during the first three months of 2021 follows (in millions):

Fair value at January 1, 2021	$88
Net unrealized gain related to assets still held at the end of the period	5
Settlements	(5)
Fair value at March 31, 2021	$88

NOTE 8. CONTINGENCIES AND COMMITMENTS

Litigation
There were no significant updates to previously reported legal proceedings included in Note 12 of FCX’s 2020 Form 10-K, other than the matters discussed below.

Asbestos and Talc Claims. As previously disclosed, since approximately 1990, various FCX affiliates have been named as defendants in a large number of lawsuits alleging personal injury from, among other things, exposure to asbestos or talc allegedly contained in industrial products, and more recently alleging the presence of asbestos contamination in talc-based cosmetic and personal care products. Cyprus Amax Minerals Company (CAMC), an indirect wholly owned subsidiary of FCX, and Cyprus Mines Corporation (Cyprus Mines), a wholly owned subsidiary of CAMC, are among the targets of such lawsuits. Cyprus Mines and subsidiaries were engaged in talc mining and processing from 1964 until 1992 when Cyprus Mines exited its talc business. On February 13, 2019, Imerys Talc America (Imerys), the current owner of the talc business assets and liabilities previously owned by Cyprus Mines, filed for Chapter 11 bankruptcy protection. On December 22, 2020, Imerys filed an amended bankruptcy plan disclosing a global settlement with Cyprus Mines and CAMC, which provides a framework for a full and comprehensive resolution of all current and future potential liabilities arising out of the Cyprus Mines talc business, including claims against FCX, its affiliates, Cyprus Mines, and CAMC. On January 21, 2021, in connection with the proposed global settlement, Imerys sought an injunction temporarily staying up to approximately 950 talc-related lawsuits against CAMC and Cyprus Mines. On February 22, 2021, the bankruptcy court granted the requested preliminary injunction, which is currently in place until June 30, 2021. The global settlement is subject to, among other things, bankruptcy court approvals of both the Imerys bankruptcy plan and the Cyprus Mines bankruptcy plan, and there can be no assurance that the global settlement will be successfully implemented.

Other Matters
PT-FI and PT Smelting Export Licenses. In March 2021, PT-FI received a one-year extension of its export license through March 15, 2022, and in January 2021, PT Smelting received a six-month extension of its anodes slimes export license, which currently expires July 18, 2021.

Development Progress of Greenfield Smelter at East Java. On January 7, 2021, the Indonesia government levied an administrative fine of $149 million for the period from March 30, 2020, through September 30, 2020 (additional fines could be levied on exports after September 30, 2020), on PT-FI for failing to achieve physical development progress on the greenfield smelter as of July 31, 2020. PT-FI responded to the Indonesia government objecting to the fine because of events outside of its control that caused a delay in development progress for the greenfield smelter at East Java. PT-FI believes that its communications during 2020 with the Indonesia government were not properly considered before the administrative fine was levied. PT-FI is continuing to discuss this matter with the Indonesia government as well as provide additional documentation to support its position on the cause of delays in development progress on the greenfield smelter. During first-quarter 2021, PT-FI recorded a $13 million charge for a potential settlement of the administrative fine which is expected to include a revised construction schedule for the greenfield smelter. The final settlement could differ from the amount recorded in first-quarter 2021.

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

FCX defers recognizing profits on sales from its mines to other segments, including Atlantic Copper Smelting & Refining, and until April 30, 2021 on 25 percent of PT-FI’s sales to PT Smelting, until final sales to third parties occur. See Note 1 regarding PT-FI’s increased ownership in PT Smelting as of April 30, 2021. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices result in variability in FCX’s net deferred profits and quarterly earnings.

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

Product Revenues. FCX’s revenues attributable to the products it sold for the first quarters of 2021 and 2020 follow (in millions):

	Three Months Ended
	March 31,
	2021	2020
Copper:
Concentrate	$1,709	$849
Cathode	1,234	837
Rod and other refined copper products	684	542
Purchased copper[a]	218	235
Gold	518	270
Molybdenum	244	243
Other[b]	253	157
Adjustments to revenues:
Treatment charges	(97)	(80)
Royalty expense[c]	(63)	(20)
Export duties[d]	(29)	(4)
Revenues from contracts with customers	4,671	3,029
Embedded derivatives[e]	179	(231)
Total consolidated revenues	$4,850	$2,798
a.FCX purchases copper cathode primarily for processing by its Rod & Refining operations.
b.Primarily includes revenues associated with cobalt and silver.
c.Reflects royalties on sales from PT-FI and Cerro Verde that will vary with the volume of metal sold and prices.
d.Reflects PT-FI export duties.
e.Refer to Note 6 for discussion of embedded derivatives related to FCX’s provisionally priced concentrate and cathode sales contracts.

Financial Information by Business Segment

(In millions)

											Atlantic	Corporate,
	North America Copper Mines			South America Mining							Copper	Other
				Cerro			Indonesia		Molybdenum	Rod &	Smelting	& Elimi-		FCX
	Morenci	Other	Total	Verde	Other	Total	Mining		Mines	Refining	& Refining	nations		Total
Three Months Ended March 31, 2021
Revenues:
Unaffiliated customers	$4	$28	$32	$917	$175	$1,092	$1,383	[a]	$—	$1,309	$687	$347	[b]	$4,850
Intersegment	564	742	1,306	45	—	45	52		70	7	—	(1,480)		—
Production and delivery	269	480	749	436	103	539	455		57	1,316	673	(1,003)	[c]	2,786
Depreciation, depletion and amortization	34	46	80	89	12	101	199		15	1	7	16		419
Metals inventory adjustments	—	—	—	—	—	—	—		1	—	—	—		1
Selling, general and administrative expenses	—	1	1	2	—	2	26		—	—	7	64		100
Mining exploration and research expenses	—	—	—	—	—	—	—		—	—	—	7		7
Environmental obligations and shutdown costs	—	—	—	—	—	—	—		—	—	—	5		5
Operating income (loss)	265	243	508	435	60	495	755		(3)	(1)	—	(222)		1,532

Interest expense, net	—	—	—	13	—	13	1		—	—	1	130		145
Provision for (benefit from) income taxes	—	—	—	173	21	194	315		—	—	—	(66)		443
Total assets at March 31, 2021	2,629	5,283	7,912	8,723	1,738	10,461	17,551		1,753	235	997	4,734		43,643
Capital expenditures	10	16	26	20	1	21	310		1	1	6	5		370

Three Months Ended March 31, 2020
Revenues:
Unaffiliated customers	$2	$7	$9	$376	$98	$474	$445	[a]	$—	$1,115	$429	$326	[b]	$2,798
Intersegment	442	534	976	38	—	38	—		71	8	11	(1,104)		—
Production and delivery	349	511	860	424	110	534	343		66	1,119	411	(788)		2,545
Depreciation, depletion and amortization	44	48	92	93	15	108	101		16	2	7	15		341
Metals inventory adjustments	4	141	145	—	60	60	—		4	—	—	13		222
Selling, general and administrative expenses	1	—	1	2	—	2	28		—	—	5	74		110
Mining exploration and research expenses	—	1	1	—	—	—	—		—	—	—	15		16
Environmental obligations and shutdown costs	—	—	—	—	—	—	—		—	1	—	25		26
Net loss on sales of assets	—	—	—	—	—	—	—		—	—	—	11		11
Operating income (loss)	46	(160)	(114)	(105)	(87)	(192)	(27)		(15)	1	17	(143)		(473)

Interest expense, net	1	—	1	28	—	28	1		—	—	3	94		127
(Benefit from) provision for income taxes	—	—	—	(52)	(26)	(78)	12		—	—	—	6		(60)
Total assets at March 31, 2020	2,814	5,093	7,907	8,471	1,655	10,126	16,711		1,788	231	635	2,821		40,219
Capital expenditures	44	140	184	59	15	74	326		7	2	6	11		610
a.Includes PT-FI's sales to PT Smelting totaling $792 million in first-quarter 2021 and $380 million in first-quarter 2020.
b.Includes revenues from FCX's molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America and South America copper mines.
c.Includes charges associated with the major maintenance turnaround at the Miami smelter totaling $68 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Freeport-McMoRan Inc.

Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of Freeport-McMoRan Inc. (the Company) as of March 31, 2021, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for the three-month periods ended March 31, 2021 and 2020, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for the year then ended, and the related notes (not presented herein); and in our report dated February 16, 2021, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
May 5, 2021

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), “we,” “us” and “our” refer to Freeport-McMoRan Inc. (FCX) and its consolidated subsidiaries. You should read this discussion in conjunction with our consolidated financial statements, the related MD&A and the discussion of our Business and Properties in our annual report on Form 10-K for the year ended December 31, 2020 (2020 Form 10-K), filed with the United States (U.S.) Securities and Exchange Commission (SEC). The results of operations reported and summarized below are not necessarily indicative of future operating results (refer to “Cautionary Statement” for further discussion). References to “Notes” are Notes included in our Notes to Consolidated Financial Statements (Unaudited). Throughout MD&A, all references to income or losses per share are on a diluted basis.

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

Our financial results for first-quarter 2021 reflect solid operational execution, building a strong foundation for near-term growth in volumes and cash flows and we have a favorable operational and market outlook. We believe that we have a high-quality portfolio of long-lived copper assets positioned to generate long-term value.

The ramp-up of underground mining at PT Freeport Indonesia (PT-FI) is advancing on schedule and Cerro Verde's concentrator facilities exceeded planned milling rates, averaging 390,100 metric tons of ore per day. Our Lone Star copper leach project, which was successfully completed in the second half of 2020, is on track to achieve expected annual copper production of approximately 200 million pounds beginning in 2021. Refer to “Operations” for further discussion.

Net income (loss) attributable to common stock totaled $718 million in first-quarter 2021 and $(491) million in first-quarter 2020. First-quarter 2021 results, compared with first-quarter 2020, primarily reflect higher copper prices and volumes, partly offset by a higher provision for income taxes. The first-quarter 2020 net loss included unfavorable metals inventory adjustments totaling $182 million. Refer to “Consolidated Results” for further discussion.

At March 31, 2021, we had $4.6 billion in consolidated cash and cash equivalents and $9.8 billion in total debt, with no borrowings and $3.5 billion available under our revolving credit facility. In 2022, we have scheduled debt maturities associated with our 3.55% Senior Notes ($0.5 billion) and the Cerro Verde Term Loan ($0.5 billion). Refer to Note 5 and “Capital Resources and Liquidity” for further discussion.

OUTLOOK

We continue to view the long-term outlook for our business positively, supported by limitations on supplies of copper and by the requirements for copper in the world’s economy. Our financial results vary as a result of fluctuations in market prices primarily for copper, gold and, to a lesser extent, molybdenum, as well as other factors. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. Refer to “Markets” below and “Risk Factors” in Part I, Item 1A. of our 2020 Form 10-K for further discussion. Because we cannot control the prices of our products, the key measures that management focuses on in operating our business are sales volumes, unit net cash costs, operating cash flows and capital expenditures.

Consolidated Sales Volumes
Following are our projected consolidated sales volumes for the year 2021:

Copper (millions of recoverable pounds):
North America copper mines	1,465
South America mining	1,045
Indonesia mining	1,340
Total	3,850

Gold (millions of recoverable ounces)	1.3

Molybdenum (millions of recoverable pounds)	85	[a]

a.Projected molybdenum sales include 25 million pounds produced by our Molybdenum mines and 60 million pounds produced by our North America and South America copper mines.

Consolidated sales volumes in second-quarter 2021 are expected to approximate 975 million pounds of copper, 330 thousand ounces of gold and 21 million pounds of molybdenum. Projected sales volumes are dependent on operational performance, continued progress of the ramp-up of underground mining at PT-FI, impacts and duration of the COVID-19 pandemic, weather-related conditions, timing of shipments, and other factors.

For other important factors that could cause results to differ materially from projections, refer to “Cautionary Statement” and “Risk Factors” contained in Part I, Item 1A. of our 2020 Form 10-K.

Consolidated Unit Net Cash Costs
Assuming average prices of $1,750 per ounce of gold and $11.00 per pound of molybdenum for the remainder of 2021 and achievement of current sales volume and cost estimates, consolidated unit net cash costs (net of by-product credits) for our copper mines are expected to average $1.33 per pound of copper for the year 2021 (including $1.42 per pound of copper in second-quarter 2021). The impact of price changes for the remainder of 2021 on consolidated unit net cash costs for the year 2021 would approximate $0.03 per pound of copper for each $100 per ounce change in the average price of gold and $0.02 per pound of copper for each $2 per pound change in the average price of molybdenum. Quarterly unit net cash costs vary with fluctuations in sales volumes and realized prices, primarily for gold and molybdenum.
Consolidated Operating Cash Flows
Our consolidated operating cash flows vary with sales volumes; prices realized from copper, gold and molybdenum sales; production costs; income taxes; other working capital changes; and other factors. Based on current sales volume and cost estimates, and assuming average prices of $4.00 per pound for copper, $1,750 per ounce for gold, and $11.00 per pound for molybdenum for the remainder of 2021, our consolidated operating cash flows are estimated to approximate $6.5 billion (net of $0.1 billion of working capital and other uses) for the year 2021. Estimated consolidated operating cash flows for the year 2021 also reflect an estimated income tax provision of $2.3 billion (refer to “Consolidated Results – Income Taxes” for further discussion of our projected income tax rate for the year 2021). The impact of price changes for the remainder of 2021 on operating cash flows would approximate $265 million for each $0.10 per pound change in the average price of copper, $70 million for each $100 per ounce change in the average price of gold and $90 million for each $2 per pound change in the average price of molybdenum.

Consolidated Capital Expenditures
Consolidated capital expenditures are expected to approximate $2.3 billion for the year 2021, including $1.4 billion for major projects, primarily associated with underground development activities in the Grasberg minerals district and exclude estimates associated with Indonesia smelter development.

We expect capital expenditures for the development of a greenfield smelter in East Java, Indonesia to approximate $0.1 billion in 2021. PT-FI plans to finance the smelter development with debt which, pursuant to the shareholders agreement, would be shared 51 percent by PT Indonesia Asahan Aluminium (Persero) (PT Inalum, also known as MIND ID) and 49 percent by FCX.

MARKETS

World prices for copper, gold and molybdenum can fluctuate significantly. During the period from January 2011 through March 2021, the London Metal Exchange (LME) copper settlement price varied from a low of $1.96 per pound in 2016 to a record high of $4.60 per pound in 2011; the London Bullion Market Association (London) PM gold price fluctuated from a low of $1,049 per ounce in 2015 to a record high of $2,067 per ounce in 2020; and the Metals Week Molybdenum Dealer Oxide weekly average price ranged from a low of $4.46 per pound in 2015 to a high of $17.88 per pound in 2011. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in “Risk Factors” contained in Part I, Item 1A. of our 2020 Form 10-K.

LME Copper Prices
Through March 31, 2021
1,500
1,200
900
600
300
-
000s of metric tons
$5.00
$4.50
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$-
Dollars per pound
Exchange Stocks
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
Exchange Stocks
LME Copper Prices

This graph presents LME copper settlement prices and the combined reported stocks of copper at the LME, Commodity Exchange Inc., and the Shanghai Futures Exchange from January 2011 through March 2021. During first-quarter 2021, LME copper settlement prices ranged from a low of $3.52 per pound to a high of $4.36 per pound, averaged $3.86 per pound and settled at $4.01 per pound on March 31, 2021. Copper prices, which increased in 2020 as China’s economy began to recover from the COVID-19 pandemic, have continued to rise in 2021 on improved investor sentiment towards commodities, supported by forecasts for a strong post-pandemic recovery and copper’s prominent role in the clean energy transition. The LME copper settlement price was $4.51 per pound on April 30, 2021.

Expectations for longer-term copper demand growth remain in place. We expect future demand to be supported by the global transition to renewable energy and other carbon-reduction initiatives, and continued urbanization in developing countries. The limited number of approved, large-scale projects scheduled, the long lead times required to permit and build new mines and declining ore grades at existing operations highlight the supply challenges for copper.

London Gold Prices
Through March 31, 2021
$2,250
$2,050
$1,850
$1,650
$1,450
$1,250
$1,050
$850
$650
Dollars per ounce
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021

This graph presents London PM gold prices from January 2011 through March 2021. During first-quarter 2021, London PM gold prices ranged from a low of $1,684 per ounce to a high of $1,943 per ounce, averaged $1,794 per ounce, and closed at $1,691 per ounce on March 31, 2021. While the global economic recovery has put downward pressure on gold prices, many analysts expect gold prices to remain supported by the effects of elevated debt levels associated with large pandemic-related stimulus efforts, historically low U.S. interest rates and a weaker U.S. dollar. The London PM gold price was $1,767 per ounce on April 30, 2021.

Metals Week Molybdenum Dealer Oxide Prices
Through March 31, 2021
$25
$20
$15
$10
$5
$0
Dollars per pound
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021

This graph presents the Metals Week Molybdenum Dealer Oxide weekly average price from January 2011 through March 2021. During first-quarter 2021, the weekly average price of molybdenum ranged from a low of $10.09 per pound to a high of $12.46 per pound, averaged $11.33 per pound, and was $11.05 per pound on March 31, 2021. Molybdenum prices have reacted to supply concerns as mines in both Chile and Peru reported lower production and logistics challenges continued globally. The Metals Week Molybdenum Dealer Oxide weekly average price was $11.44 per pound on April 30, 2021.

CONSOLIDATED RESULTS

	Three Months Ended March 31,
	2021		2020
SUMMARY FINANCIAL DATA	(in millions, except per share amounts)
Revenues[a,b]	$4,850		$2,798
Operating income (loss)[a,c,d]	$1,532	[e]	$(473)	[f]
Net income (loss) attributable to common stock[g]	$718	[h]	$(491)	[i,j]
Diluted net income (loss) per share of common stock	$0.48		$(0.34)
Diluted weighted-average common shares outstanding	1,477		1,452

Operating cash flows[k]	$1,075		$(38)
Capital expenditures	$370		$610
At March 31:
Cash and cash equivalents	$4,580		$1,602
Total debt, including current portion	$9,809		$10,074

a.Refer to Note 9 for a summary of revenues and operating income (loss) by operating division.
b.Includes favorable (unfavorable) adjustments to prior period provisionally priced concentrate and cathode copper sales totaling $146 million ($57 million to net income attributable to common stock or $0.04 per share) in first-quarter 2021 and $(107) million ($(45) million to net loss attributable to common stock or $(0.03) per share) in first-quarter 2020 (refer to Note 6).
c.Includes net unfavorable metals inventory adjustments totaling $1 million ($1 million to net income attributable to common stock or less than $0.01 per share) in first-quarter 2021 and $222 million ($182 million to net loss attributable to common stock or $0.12 per share) in first-quarter 2020.
d.Includes net credits (charges) associated with environmental obligations and related litigation reserves totaling $3 million ($3 million to net income attributable to common stock or less than $0.01 per share) in first-quarter 2021 and $(14) million ($(14) million to net loss attributable to common stock or $(0.01) per share) in first-quarter 2020.
e.Includes net charges totaling $23 million ($20 million to net income attributable to common stock or $0.01 per share), primarily associated with employee separation charges, international tax matters and asset retirement obligation adjustments.
f.Includes net losses on sales of assets totaling $11 million ($11 million to net loss attributable to common stock or $0.01 per share).
g.We defer recognizing profits on intercompany sales until final sales to third parties occur. Refer to “Operations – Smelting and Refining” for a summary of net impacts from changes in these deferrals.
h.Includes net charges associated with contested matters at PT-FI totaling $20 million ($0.01 per share) associated with an administrative fine levied by the Indonesia government and historical tax audits. These charges, before income taxes and noncontrolling interests, were recorded to production and delivery ($13 million), interest expense, net ($4 million) and other income, net ($5 million).
i.Includes after-tax net losses on early extinguishment of debt totaling $32 million ($0.02 per share).
j.Includes net charges totaling $17 million ($0.01 per share), primarily associated with (i) COVID-19-related net charges of $9 million associated with idle facility costs at Cerro Verde and contract cancellation costs at El Abra, and (ii) other net charges of $8 million, primarily related to a change in a tax position at Cerro Verde and asset impairments. These charges, before income taxes and noncontrolling interests, were recorded to production and delivery ($25 million), depreciation, depletion and amortization ($8 million), interest expense, net ($7 million) and other income, net ($4 million).
k.Working capital and other (uses) sources totaled $(336) million in first-quarter 2021 and $119 million in first-quarter 2020.

	Three Months Ended March 31,
	2021	2020
SUMMARY OPERATING DATA
Copper (millions of recoverable pounds)
Production	910	731
Sales, excluding purchases	825	729
Average realized price per pound	$3.94	$2.43
Site production and delivery costs per pound[a]	$1.86	$2.19	[b]
Unit net cash costs per pound[a]	$1.39	$1.90
Gold (thousands of recoverable ounces)
Production	297	156
Sales, excluding purchases	258	144
Average realized price per ounce	$1,713	$1,606
Molybdenum (millions of recoverable pounds)
Production	20	19
Sales, excluding purchases	21	21
Average realized price per pound	$11.62	$11.10

a.Reflects per pound weighted-average production and delivery costs and unit net cash costs (net of by-product credits) for all copper mines, before net noncash and other costs. For reconciliations of per pound unit costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements, refer to “Product Revenues and Production Costs.”
b.Excludes COVID-19 related costs of $0.03 per pound of copper, primarily associated with idle facility costs at Cerro Verde and contract cancellation costs at El Abra.

Revenues
Consolidated revenues totaled $4.9 billion in first-quarter 2021 and $2.8 billion in first-quarter 2020. Revenues from our mining operations primarily include the sale of copper concentrate, copper cathode, copper rod, gold in concentrate and molybdenum. Refer to Note 9 for a summary of product revenues.

Following is a summary of changes in our consolidated revenues between periods (in millions):

Three Months Ended March 31

Consolidated revenues - 2020 period	$2,798
Higher (lower) sales volumes:
Copper	233
Gold	183
Molybdenum	(6)
Higher average realized prices:
Copper	1,245
Gold	28
Molybdenum	11
Adjustments for prior period provisionally priced copper sales	253
Higher Atlantic Copper revenues	247
Lower revenues from purchased copper	(17)
Higher treatment charges	(17)
Higher royalties and export duties	(68)
Other, including intercompany eliminations	(40)
Consolidated revenues - 2021 period	$4,850

Sales Volumes. Consolidated copper and gold sales volumes increased in first-quarter 2021, compared to first-quarter 2020, primarily reflecting continued progress of the ramp-up of underground mining at PT-FI, partly offset by timing of shipments. Refer to “Operations” for further discussion of sales volumes at our mining operations.

Realized Prices. Our consolidated revenues can vary significantly as a result of fluctuations in the market prices of copper, gold and molybdenum. Average realized prices for first-quarter 2021, compared with first-quarter 2020, were 62 percent higher for copper, 7 percent higher for gold and 5 percent higher for molybdenum.

Average realized copper prices include net favorable (unfavorable) adjustments to current period provisionally priced copper sales totaling $61 million in first-quarter 2021 and $(131) million in first-quarter 2020. As discussed in Note 6, substantially all of our copper concentrate and cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) based primarily on quoted LME monthly average copper prices. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on provisionally priced concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until final pricing on the date of settlement. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs.

Prior Period Provisionally Priced Copper Sales. Net favorable (unfavorable) adjustments to prior periods’ provisionally priced copper sales (i.e., provisionally priced sales at December 31, 2020 and 2019) recorded in consolidated revenues totaled $146 million in first-quarter 2021 and $(107) million in first-quarter 2020. Refer to Notes 6 and 9 for a summary of total adjustments to prior period and current period provisionally priced sales.

At March 31, 2021, we had provisionally priced copper sales totaling 276 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average of $3.99 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the March 31, 2021, provisional price recorded would have an approximate $8 million effect on our 2021 net income attributable to common stock. The LME copper price settled at $4.51 per pound on April 30, 2021.

Atlantic Copper Revenues. Atlantic Copper revenues totaled $687 million in first-quarter 2021, compared with $440 million in first-quarter 2020. Higher revenues in first-quarter 2021, compared with first-quarter 2020, primarily reflect higher copper prices.

Purchased Copper. We purchase copper cathode primarily for processing by our Rod & Refining operations. The volumes of copper purchases vary depending on cathode production from our operations and totaled 53 million pounds in first-quarter 2021 and 88 million pounds in first-quarter 2020.

Treatment Charges. Revenues from our concentrate sales are recorded net of treatment charges (i.e., fees paid to smelters that are generally negotiated annually), which will vary with the sales volumes and the price of copper.

Royalties and Export Duties. Royalties are primarily on PT-FI sales and vary with the volume of metal sold and the prices of copper and gold. PT-FI will continue to pay export duties until development progress for a greenfield smelter in Indonesia exceeds 50 percent. Refer to “Operations – Indonesia Mining” for further discussion of the current progress on a greenfield smelter in Indonesia and to Note 9 for a summary of royalty expense and export duties.

Production and Delivery Costs
Consolidated production and delivery costs totaled $2.8 billion in first-quarter 2021 and $2.5 billion in first-quarter 2020. Higher consolidated production and delivery costs in first-quarter 2021 primarily reflect higher sales volumes.

Site Production and Delivery Costs Per Pound. Site production and delivery costs for our copper mining operations primarily include labor, energy and commodity-based inputs, such as sulphuric acid, reagents, liners, tires and explosives. Consolidated site production and delivery costs (before net noncash and other costs) for our copper mines averaged $1.86 per pound of copper in first-quarter 2021 and $2.19 per pound of copper in first-quarter 2020. Consolidated site production and delivery costs per pound of copper for first-quarter 2020 exclude certain charges associated with the COVID-19 pandemic totaling $0.03 per pound of copper. Lower consolidated site production and delivery costs per pound in the 2021 periods, compared with the 2020 periods, primarily reflect higher sales volumes and lower mining costs. Refer to “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements.

Depreciation, Depletion and Amortization
Depreciation will vary under the unit-of-production (UOP) method as a result of changes in sales volumes and the related UOP rates at our mining operations. Consolidated depreciation, depletion and amortization (DD&A) totaled $419 million in first-quarter 2021 and $341 million in first-quarter 2020. Higher DD&A in first-quarter 2021 primarily related to assets placed in service associated with the ramp-up of underground mining at PT-FI.

Metals Inventory Adjustments
Unfavorable net realizable value metals inventory adjustments totaled $1 million in first-quarter 2021 and $222 million in first-quarter 2020. Metals inventory adjustments in 2020 were related to volatility in copper and molybdenum prices associated with the COVID-19 pandemic.

Interest Expense, Net
Consolidated interest costs (before capitalization) totaled $160 million in first-quarter 2021 and $171 million in first-quarter 2020.

Capitalized interest varies with the level of qualifying assets associated with our development projects and average interest rates on our borrowings, and totaled $15 million in first-quarter 2021 and $44 million in first-quarter 2020. The decrease in capitalized interest in first-quarter 2021, compared with first-quarter 2020, is primarily related to significant assets at PT-FI’s underground mines being placed in service. Refer to “Capital Resources and Liquidity - Investing Activities” for discussion of capital expenditures associated with our major development projects.

Income Taxes
Following is a summary of the approximate amounts used in the calculation of our consolidated income tax (provision) benefit (in millions, except percentages):

	Three Months Ended March 31,
	2021					2020
	Income (Loss)[a]	Effective Tax Rate		Income Tax (Provision) Benefit		Income (Loss)[a]	Effective Tax Rate		Income Tax (Provision) Benefit
U.S.[b]	$185	—%		$—	[c]	$(451)	1%		$4	[d]
South America	493	39%		(194)		(202)	39%		78
Indonesia	757	42%		(315)		(19)	(63)%		(12)	[e]
Eliminations and other	(37)	N/A		4		60	N/A		(11)
Rate adjustment[f]	—	N/A		62		—	N/A		1
Consolidated FCX	$1,398	32%	[g]	$(443)		$(612)	10%	[g,h]	$60

a.Represents income (loss) before income taxes and equity in affiliated companies’ net (losses) earnings.
b.In addition to our North America mining operations, the U.S. jurisdiction reflects corporate-level expenses, which include interest expense associated with senior notes, general and administrative expenses, and environmental obligations and shutdown costs.
c.Includes valuation allowance release on prior year unbenefited net operating losses.
d.Includes a tax credit of $6 million associated with the removal of a valuation allowance on deferred tax assets.
e.Includes a tax charge of $8 million ($7 million net of noncontrolling interest) associated with an unfavorable 2012 Indonesia Supreme Court ruling.
f.In accordance with applicable accounting rules, we adjust our interim provision for income taxes equal to our consolidated tax rate.
g.Our consolidated effective income tax rate is a function of the combined effective tax rates for the jurisdictions in which we operate.
h.Our U.S. jurisdiction generated net losses in the first three months of 2020 that did not result in a realized tax benefit; applicable accounting rules required us to adjust our estimated annual effective tax rate to exclude the impact of U.S. net losses.
Assuming achievement of current sales volume and cost estimates and average prices of $4.00 per pound for copper, $1,750 per ounce for gold and $11.00 per pound for molybdenum for the remainder of 2021, we estimate our consolidated effective tax rate for the year 2021 would approximate 32 percent. Changes in projected sales volumes and average prices during 2021 would incur tax impacts at estimated effective rates of 40 percent for Peru, 38 percent for Indonesia and 0 percent for the U.S.

OPERATIONS
Responsible Production
2020 Annual Report on Sustainability. In April 2021, we published our 2020 Annual Report on Sustainability, which is available on our website at fcx.com. We have a long history of environmental, social and governance programs and are continuously striving to improve and embrace evolving stakeholder expectations. This report marks our 20th year of reporting on our sustainability progress and our first year reporting in alignment with the Sustainability Accounting Standards Board (SASB) Metals & Mining industry framework. We are committed to building upon our achievements in sustainability and seek to contribute positively to society by supplying the world with responsibly produced copper.
The Copper Mark. In April 2021, the Morenci operations were awarded the Copper Mark - a new, robust assurance framework demonstrating the copper industry's responsible production practices and contribution to the United Nations Sustainable Development Goals. We now have six sites that have achieved the Copper Mark (the Morenci operations, Miami smelter and mine, and El Paso refinery in North America; Cerro Verde and El Abra mines in South America; and Atlantic Copper smelter and refinery in Spain). We have future plans to validate all of our copper producing sites against the Copper Mark requirement.

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

Operating and Development Activities. Our North America operating sites continue to focus on strong execution of operating plans. We successfully completed the initial development of the Lone Star copper leach project in the second half of 2020, and we are on track to achieve expected annual copper production of approximately 200 million pounds beginning in 2021. We are advancing studies for potential near-term incremental oxide expansions and long-term development options for our large-scale sulfide resources at Lone Star.

During first-quarter 2021, mining activities at the Chino mine were restarted at a rate of approximately 100 million pounds of copper per year (approximately 50 percent of capacity).

We have substantial resources in the U.S., primarily associated with existing mining operations, and will continue to assess options for further growth.

Operating Data. Following is summary consolidated operating data for the North America copper mines:

	Three Months Ended March 31,
	2021	2020
Operating Data, Net of Joint Venture Interests
Copper (millions of recoverable pounds)
Production	353	346
Sales, excluding purchases	308	355
Average realized price per pound	$3.88	$2.56

Molybdenum (millions of recoverable pounds)
Production[a]	8	8

100% Operating Data
Leach operations
Leach ore placed in stockpiles (metric tons per day)	705,100	728,100
Average copper ore grade (percent)	0.28	0.27
Copper production (millions of recoverable pounds)	262	235

Mill operations
Ore milled (metric tons per day)	268,000	333,400
Average ore grade (percent):
Copper	0.37	0.32
Molybdenum	0.03	0.02
Copper recovery rate (percent)	78.7	87.0
Copper production (millions of recoverable pounds)	151	178

a.Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at the North America copper mines.

Our consolidated production volumes from North America in first-quarter 2021 approximated first-quarter 2020. Consolidated copper sales volumes of 308 million pounds in first-quarter 2021 were lower than first-quarter 2020 copper sales volumes of 355 million pounds, primarily reflecting the timing of shipments. North America copper sales are estimated to approximate 1.5 billion pounds for the year 2021 compared to 1.4 billion pounds for the year 2020.

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

Gross Profit (Loss) per Pound of Copper and Molybdenum
The following table summarizes unit net cash costs and gross profit (loss) per pound at our North America copper mines. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended March 31,
	2021			2020
	By- Product Method	Co-Product Method		By- Product Method	Co-Product Method
		Copper	Molyb- denum[a]		Copper	Molyb- denum[a]
Revenues, excluding adjustments	$3.88	$3.88	$10.49	$2.56	$2.56	$9.69

Site production and delivery, before net noncash and other costs shown below	2.04	1.89	6.67	2.15	1.97	8.93
By-product credits	(0.30)	—	—	(0.22)	—	—
Treatment charges	0.11	0.10	—	0.11	0.10	—
Unit net cash costs	1.85	1.99	6.67	2.04	2.07	8.93
DD&A	0.26	0.24	0.46	0.26	0.24	0.73
Metals inventory adjustments	—	—	—	0.41	0.40	—
Noncash and other costs, net	0.13	0.13	0.06	0.10	0.09	0.23
Total unit costs	2.24	2.36	7.19	2.81	2.80	9.89
Revenue adjustments, primarily for pricing on prior period open sales	0.02	0.02	—	(0.06)	(0.06)	—
Gross profit (loss) per pound	$1.66	$1.54	$3.30	$(0.31)	$(0.30)	$(0.20)

Copper sales (millions of recoverable pounds)	308	308		354	354
Molybdenum sales (millions of recoverable pounds)[a]			8			8
a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

Our North America copper mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) for the North America copper mines of $1.85 per pound of copper in first-quarter 2021 were lower than unit net cash costs of $2.04 per pound in first-quarter 2020, primarily reflecting lower mining costs and higher by-product credits, partly offset by lower sales volumes.

Because certain assets are depreciated on a straight-line basis, North America’s average unit depreciation rate may vary with asset additions and the level of copper production and sales.

Average unit net cash costs (net of by-product credits) for our North America copper mines are expected to approximate $1.92 per pound of copper for the year 2021, based on achievement of current sales volume and cost estimates and assuming an average molybdenum price of $11.00 per pound for the remainder of 2021. North America’s average unit net cash costs for the year 2021 would change by approximately $0.04 per pound for each $2 per pound change in the average price of molybdenum for the remainder of 2021.

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

Operating and Development Activities. During first-quarter 2021, Cerro Verde's concentrator facilities exceeded planned milling rates and averaged 390,100 metric tons of ore per day. Operating plan assumptions, which reflect strict COVID-19 restrictions and protocols, include an estimated milling rate of 360,000 metric tons of ore per day for the remainder of 2021, with plans to return to pre-COVID-19 pandemic levels of approximately 400,000 metric tons of ore per day in 2022.

El Abra is implementing plans to increase operating rates during 2021 to pre-COVID-19 pandemic levels, subject to ongoing monitoring of public health conditions in Chile. Stacking rates at El Abra are expected to increase to over 100,000 metric tons of ore per day by mid-2022, resulting in incremental annual production of approximately 70 million pounds of copper.

We continue to evaluate a large-scale expansion at El Abra to process additional sulfide material and to achieve higher copper recoveries. El Abra's large sulfide resource could potentially support a major mill project similar to facilities constructed at Cerro Verde in 2015. Technical and economic studies continue to be evaluated to determine the optimal scope and timing for the sulfide project in parallel with extending the life of the current leaching operation.

Operating Data. Following is summary consolidated operating data for South America mining:

	Three Months Ended March 31,
	2021	2020
Copper (millions of recoverable pounds)
Production	259	245
Sales	259	247
Average realized price per pound	$3.96	$2.33

Molybdenum (millions of recoverable pounds)
Production[a]	5	4

Leach operations
Leach ore placed in stockpiles (metric tons per day)	153,800	182,500
Average copper ore grade (percent)	0.36	0.37
Copper production (millions of recoverable pounds)	61	63

Mill operations
Ore milled (metric tons per day)	390,100	349,600	[b]
Average ore grade (percent):
Copper	0.31	0.35
Molybdenum	0.01	0.01
Copper recovery rate (percent)	87.6	78.4
Copper production (millions of recoverable pounds)	198	182
a.Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at Cerro Verde.
b.Cerro Verde mill operations were impacted as a result of the Peruvian government's issuance of a Supreme Decree and declaration of a National Emergency in mid-March 2020 associated with its efforts to contain the outbreak of COVID-19.

Our consolidated copper sales volumes from South America of 259 million pounds in first-quarter 2021 were higher than first-quarter 2020 copper sales volumes of 247 million pounds, primarily reflecting higher milling rates at Cerro Verde. Copper sales from South America mining are expected to approximate 1.0 billion pounds for the year 2021, consistent with the year 2020.

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

	Three Months Ended March 31,
	2021		2020
	By-Product Method	Co-Product Method	By-Product Method		Co-Product Method
Revenues, excluding adjustments	$3.96	$3.96	$2.33		$2.33

Site production and delivery, before net noncash and other costs shown below	2.01	1.90	2.00		1.85
By-product credits	(0.21)	—	(0.17)		—
Treatment charges	0.13	0.13	0.16		0.16
Royalty on metals	0.01	0.01	0.01		0.01
Unit net cash costs	1.94	2.04	2.00		2.02
DD&A	0.39	0.37	0.44		0.40
Metals inventory adjustments	—	—	0.24		0.24
Noncash and other costs, net	0.04	0.03	0.12	[a]	0.11
Total unit costs	2.37	2.44	2.80		2.77
Revenue adjustments, primarily for pricing on prior period open sales	0.32	0.32	(0.30)		(0.30)
Gross profit (loss) per pound	$1.91	$1.84	$(0.77)		$(0.74)

Copper sales (millions of recoverable pounds)	259	259	247		247
a.Includes COVID-19 related costs of $0.08 per pound of copper, primarily associated with idle facility costs at Cerro Verde and contract cancellation costs at El Abra.

Our South America mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) for the South America copper mines of $1.94 per pound of copper in first-quarter 2021 were lower than unit net cash costs of $2.00 per pound in first-quarter 2020, primarily reflecting higher sales volumes and by-product credits and lower mining costs, partly offset by higher profit sharing costs.

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

Average unit net cash costs (net of by-product credits) for South America mining are expected to approximate $1.94 per pound of copper for the year 2021, based on current sales volume and cost estimates and assuming an average price of $11.00 per pound of molybdenum for the remainder of 2021.

Indonesia Mining
PT-FI operates one of the world’s largest copper and gold mines at the Grasberg minerals district in Papua, Indonesia. PT-FI produces copper concentrate that contains significant quantities of gold and silver. We have a 48.76 percent interest in PT-FI and manage its mining operations. As further discussed in Note 2 of our 2020 Form 10-K, under the terms of the shareholders agreement, our economic interest in PT-FI approximates 81 percent through 2022. PT-FI’s results are consolidated in our financial statements.

Substantially all of PT-FI’s copper concentrate is sold under long-term contracts. During first-quarter 2021, 55 percent of PT-FI’s concentrate production was sold to PT Smelting.

Operating and Development Activities. The ramp-up of underground production at the Grasberg minerals district in Indonesia continues to advance on schedule. First-quarter 2021 highlights include:
•Production approximated 75 percent of the projected ultimate annualized level.
•A total of 50 new drawbells were constructed at the Grasberg Block Cave and Deep Mill Level Zone (DMLZ) underground mines, bringing cumulative open drawbells to over 420.
•Combined average production from the Grasberg Block Cave and DMLZ underground mines approximated 98,500 metric tons of ore per day.

The successful completion of this ramp up is expected to enable PT-FI to generate average annual production for the next several years of 1.55 billion pounds of copper and 1.6 million ounces of gold at an attractive unit net cash cost, providing significant margins and cash flows. PT-FI expects production for the year 2021 to approximate 1.3 billion pounds of copper and 1.3 million ounces of gold, which is nearly double 2020 levels.

PT-FI's estimated annual capital spending on underground mine development projects is expected to average approximately $0.9 billion per year for the two-year period 2021 through 2022, net of scheduled contributions from PT Inalum. In accordance with applicable accounting guidance, aggregate costs (before scheduled contributions from PT Inalum), which are expected to average $1.1 billion per year for the two-year period 2021 through 2022, will be reflected as an investing activity in our cash flow statement, and contributions from PT Inalum will be reflected as a financing activity.

Additional Indonesia Smelter Capacity. In connection with PT-FI’s 2018 agreement with the Indonesia government associated with the extension of its long-term mining rights, PT-FI committed to construct new domestic smelting capacity totaling 2 million metric tons of concentrate per year by December 2023. Prior to the COVID-19 pandemic, PT-FI selected a site for a greenfield smelter in East Java and initiated ground preparation and commenced engineering and commercial negotiations.

During 2020, PT-FI notified the Indonesia government of schedule delays resulting from the COVID-19 pandemic and continues to discuss with the government a revised schedule for the greenfield smelter project at East Java. On January 7, 2021, the Indonesia government levied an administrative fine of $149 million on PT-FI for failing to achieve physical development progress on the greenfield smelter as of July 31, 2020. PT-FI does not think the fine is warranted and is continuing to discuss this matter with the Indonesia government as well as provide additional documentation to support its position on the cause of delays in development progress for the greenfield smelter project. During the first quarter of 2021, PT-FI recorded a $13 million charge for a potential settlement of the administrative fine, which is expected to include a revised construction schedule for the greenfield smelter. The final settlement could differ from the amount recorded in first-quarter 2021. Refer to Note 8 for further discussion.

In addition, PT-FI has explored alternatives to the greenfield smelter and has advanced discussions with the other shareholders of the existing Indonesia smelter (PT Smelting) regarding an expansion to increase smelter concentrate treatment capacity by approximately 30 percent (300,000 metric tons of concentrate per year). This additional capacity provided by the PT Smelting expansion is expected to reduce the commitment to additional smelter capacity in Indonesia from 2 million metric tons of concentrate per year to 1.7 million metric tons. Commercial and financial arrangements for the PT Smelting expansion are being advanced and engineering is in progress. The current estimate for the cost of the expansion, which would be funded by PT-FI, approximates $250 million. We currently expect the expansion of PT Smelting to be completed by the end of 2023.

As part of its exploration of alternatives to the greenfield smelter at East Java, PT-FI has also engaged in discussions with a third party to develop the greenfield smelter capacity at an alternate location in Indonesia to fulfill its remaining smelter commitment. To date, commercial discussions have not resulted in a mutually acceptable agreement.

In the interim, PT-FI is continuing planning for the development of a greenfield smelter and related refinery in East Java with a capacity to process approximately 1.7 million metric tons of concentrate per year. The estimated capital cost associated with this project approximates $3 billion. Under this option, PT-FI would finance development of the greenfield smelter with debt which, pursuant to the shareholders agreement, would be shared 51 percent by PT Inalum and 49 percent by us. Construction of the greenfield smelter capacity would result in the elimination of export duties, providing an offset to the economic cost associated with such smelter development.

Operating Data. Following is summary consolidated operating data for Indonesia mining:

	Three Months Ended March 31,
	2021		2020
Operating Data
Copper (millions of recoverable pounds)
Production	298		140
Sales	258		127
Average realized price per pound	$4.00		$2.28

Gold (thousands of recoverable ounces)
Production	294		152
Sales	256		139
Average realized price per ounce	$1,713		$1,606

Operating Data
Ore extracted and milled (metric tons per day):
Grasberg Block Cave underground mine[a]	51,800		19,000
DMLZ underground mine[a]	46,700		18,500
DOZ underground mine	18,600		20,200
Big Gossan underground mine	6,800		6,800
Grasberg open pit	—		7,500	[b]
Total	124,100	[c]	72,000
Average ore grades:
Copper (percent)	1.41		1.15
Gold (grams per metric ton)	1.08		0.99
Recovery rates (percent):
Copper	91.3		91.8
Gold	78.9		76.7
a.Reflects ore extracted, including ore from development activities that result in metal production.
b.Represents ore from the Grasberg open-pit stockpiles.
c.Does not foot because of rounding.

Our consolidated sales from PT-FI of 258 million pounds of copper and 256 thousand ounces of gold in first-quarter 2021 were higher than first-quarter 2020 consolidated sales of 127 million pounds of copper and 139 thousand ounces of gold, primarily reflecting higher mining rates and ore grades. Consolidated sales volumes from PT-FI are expected to approximate 1.34 billion pounds of copper and 1.3 million ounces of gold in 2021, compared with 0.8 billion pounds of copper and 0.8 million ounces of gold in 2020.

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

	Three Months Ended March 31,
	2021				2020
	By-Product Method		Co-Product Method		By-Product Method	Co-Product Method
			Copper	Gold		Copper	Gold
Revenues, excluding adjustments	$4.00		$4.00	$1,713	$2.28	$2.28	$1,606

Site production and delivery, before net noncash and other (credits) costs shown below	1.48		1.02	438	2.68	1.49	1,052
Gold and silver credits	(1.79)		—	—	(1.85)	—	—
Treatment charges	0.25		0.17	74	0.30	0.17	118
Export duties	0.11		0.08	33	0.03	0.02	11
Royalty on metals	0.24		0.16	71	0.15	0.09	50
Unit net cash costs	0.29		1.43	616	1.31	1.77	1,231
DD&A	0.77		0.53	228	0.79	0.44	310
Noncash and other (credits) costs, net	(0.03)	[a]	(0.02)	(10)	0.21	0.12	82
Total unit costs	1.03		1.94	834	2.31	2.33	1,623
Revenue adjustments, primarily for pricing on prior period open sales	0.25		0.25	(19)	(0.16)	(0.16)	33
PT Smelting intercompany (loss) profit	(0.20)		(0.14)	(56)	0.20	0.11	77
Gross profit (loss) per pound/ounce	$3.02		$2.17	$804	$0.01	$(0.10)	$93

Copper sales (millions of recoverable pounds)	258		258		127	127
Gold sales (thousands of recoverable ounces)				256			139
a.Primarily includes credits of $0.12 per pound of copper associated with adjustments to prior year treatment and refining costs and charges of $0.05 per pound of copper associated with a potential settlement of an administrative fine levied by the Indonesia government.

Because of the fixed nature of a large portion of PT-FI's costs, unit net cash costs can vary significantly from quarter to quarter depending on copper and gold volumes. PT-FI’s unit net cash costs (including gold and silver credits) of $0.29 per pound of copper in first-quarter 2021 were significantly lower than unit net cash costs of $1.31 per pound in first-quarter 2020, primarily reflecting higher sales volumes.

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold.

PT-FI’s export duties totaled $29 million in first-quarter 2021 and $4 million in first-quarter 2020. PT-FI will continue to pay export duties until development progress for the greenfield smelter in Indonesia exceeds 50 percent. PT-FI’s royalties totaled $61 million in first-quarter 2021 and $19 million in first-quarter 2020. The increase in export duties and royalties for first-quarter 2021, compared with first-quarter 2020, primarily reflects higher sales volumes and metals prices.

Because certain assets are depreciated on a straight-line basis, PT-FI’s unit depreciation rate may vary with asset additions and the level of copper production and sales. DD&A per pound of copper under the by-product method was $0.77 per pound in first-quarter 2021, compared with $0.79 per pound in first-quarter 2020. The decrease in the rate per pound of copper primarily reflects the ramp up of underground mining, which resulted in significantly higher copper production and sales volumes, partly offset by increased underground development assets placed into service.

Revenue adjustments primarily result from changes in prices on provisionally priced copper sales recognized in prior periods.

PT Smelting intercompany (loss) profit represents the change in the deferral of 25 percent of PT-FI’s profit on sales to PT Smelting. Refer to “Smelting and Refining” below for further discussion.

Assuming an average gold price of $1,750 per ounce for the remainder of 2021 and achievement of current sales volume and cost estimates, unit net cash costs (including gold and silver credits) for PT-FI are expected to approximate $0.21 per pound of copper for the year 2021. PT-FI's unit net cash costs for the year 2021 would change by approximately $0.08 per pound for each $100 per ounce change in the average price of gold for the remainder of 2021.

PT-FI’s projected sales volumes and unit net cash costs for the year 2021 are dependent on a number of factors, including continued progress of the ramp-up of underground mining, operational performance and timing of shipments. In March 2021, PT-FI received a one-year extension of its export license through March 15, 2022. Export licenses are valid for one year periods, subject to review and approval by the Indonesia government every six months, depending on smelter construction progress. Refer to “Risk Factors” in our 2020 Form 10-K for a discussion of the ongoing discussions with the Indonesia government regarding a deferred schedule for the completion of the greenfield smelter project as well as other alternatives in light of the ongoing COVID-19 pandemic and volatile global economic conditions.

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

Operating and Development Activities. Production from the Molybdenum mines totaled 7 million pounds of molybdenum in both first-quarter 2021 and first-quarter 2020. Refer to “Consolidated Results” for our consolidated molybdenum operating data, which includes sales of molybdenum produced at our Molybdenum mines and from our North America and South America copper mines. Refer to “Outlook” for projected consolidated molybdenum sales volumes.

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

Average unit net cash costs for our Molybdenum mines of $8.98 per pound of molybdenum in first-quarter 2021 were lower than average unit net cash costs of $10.03 per pound in first-quarter 2020, primarily reflecting higher ore grades and lower input and labor costs. Based on current sales volume and cost estimates, average unit net cash costs for the Molybdenum mines are expected to approximate $9.50 per pound of molybdenum for the year 2021.

Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

Smelting and Refining
We wholly own and operate a smelter in Arizona (Miami smelter), a refinery in Texas (El Paso refinery) and a smelter and refinery in Spain (Atlantic Copper). PT-FI also has an ownership interest in a smelter and refinery in Gresik, Indonesia (PT Smelting). Effective April 30, 2021, PT-FI's ownership increased from 25 percent to 39.5 percent of PT Smelting (refer to Note 1). Treatment charges for smelting and refining copper concentrate consist of a base rate per pound of copper and per ounce of gold and are generally fixed. Treatment charges represent a cost to our mining operations and income to Atlantic Copper and PT Smelting. Thus, higher treatment charges benefit our smelter operations and adversely affect our mining operations. Our North America copper mines are less significantly affected by changes in treatment charges because these operations are largely integrated with our Miami smelter and El Paso refinery. Through this form of downstream integration, we are assured placement of a significant portion of our concentrate production.

During first-quarter 2021, we incurred charges totaling $68 million associated with a major maintenance turnaround at our Miami smelter.

Atlantic Copper smelts and refines copper concentrate and markets refined copper and precious metals in slimes. During first-quarter 2021, Atlantic Copper’s concentrate purchases included 27 percent from our copper mining operations and 73 percent from third parties.

PT-FI’s contract with PT Smelting provides for PT-FI to supply 100 percent of the copper concentrate requirements (subject to a minimum or maximum treatment charge rate) necessary for PT Smelting to produce 205,000 metric tons of copper annually on a priority basis. PT-FI may also sell copper concentrate to PT Smelting at market rates for quantities in excess of 205,000 metric tons of copper annually. During first-quarter 2021, PT-FI supplied the substantial majority of PT Smelting’s concentrate requirements. In January 2021, PT Smelting received a six-month extension of its anode slimes export license through July 18, 2021.

We defer recognizing profits on sales from our mining operations to Atlantic Copper and on PT-FI’s sales to PT Smelting (on 25 percent through April 30, 2021, and on 39.5 percent after April 30, 2021) until final sales to third parties occur. Changes in these deferrals attributable to variability in intercompany volumes resulted in net (reductions) additions to operating income (loss) totaling $(85) million ($(63) million to net income attributable to common stock) in first-quarter 2021 and $11 million ($7 million to net loss attributable to common stock) in first-quarter 2020. Our net deferred profits on our inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income attributable to common stock totaled $121 million at March 31, 2021. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices will result in variability in our net deferred profits and quarterly earnings. We currently expect second-quarter 2021 results to reflect an increase in net deferred profits, totaling an approximate $60 million reduction to net income, mostly associated with an anticipated increase in sales to Atlantic Copper, which will be recognized in future periods as Atlantic Copper sells final refined products to third parties.

CAPITAL RESOURCES AND LIQUIDITY

Our consolidated operating cash flows vary with sales volumes; prices realized from copper, gold and molybdenum sales; production costs; income taxes; other working capital changes; and other factors. In addition to the strong execution of operation plans, our first-quarter 2021 results and cash flows benefited from higher copper prices.

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

Subject to future commodity prices for copper, gold, and molybdenum, we expect estimated consolidated operating cash flows of $6.5 billion in 2021, plus available cash, to be sufficient to fund our capital expenditures of $2.3 billion in 2021, as well as projected spending on the greenfield smelter in Indonesia and other cash requirements for the year, including common stock dividends and noncontrolling interest distributions. Refer to “Outlook” for further discussion of projected operating cash flows and capital expenditures for 2021.

At March 31, 2021, we had $8.1 billion in liquidity, comprised of $4.6 billion in consolidated cash and $3.5 billion of availability under our revolving credit facility.

In February 2021, our Board of Directors (Board) adopted a financial policy for the allocation of cash flows aligned with our strategic objectives of maintaining a strong balance sheet, increasing cash returns to shareholders and advancing opportunities for future growth. The policy includes a base dividend of $0.30 per share per year and a performance-based payout framework to be implemented following achievement of a net debt (total consolidated debt less total consolidated cash and cash equivalents) target in the range of $3 billion to $4 billion, excluding project debt for additional smelting capacity in Indonesia. Under the performance-based payout framework, up to 50 percent of available cash flows generated after planned capital spending and distributions to noncontrolling interests would be allocated to shareholder returns and the balance to debt reduction and investments in value enhancing growth projects, subject to the Board’s discretion. Available cash flows for such performance-based payout distributions in excess of the base dividend will be assessed at least annually (refer to “Cautionary Statement”). As of March 31, 2021, our consolidated debt of $9.8 billion less our consolidated cash of $4.6 billion resulted in net debt of $5.2 billion. Using current commodity prices for copper, gold and molybdenum, and based on current sales volumes and cost estimates, we currently expect to achieve a net debt target of $3 billion to $4 billion by the end of

2021. The declaration and payment of future dividends is at the discretion of the Board and will be assessed on an ongoing basis, taking into account our financial results, cash requirements, future prospects, global economic conditions, and other factors deemed relevant by the Board.

Cash
Following is a summary of the U.S. and international components of consolidated cash and cash equivalents available to the parent company, net of noncontrolling interests’ share, taxes and other costs at March 31, 2021 (in billions):

Cash at domestic companies	$3.5
Cash at international operations	1.1
Total consolidated cash and cash equivalents	4.6
Noncontrolling interests’ share	(0.5)
Cash, net of noncontrolling interests’ share	4.1
Withholding taxes	—	[a]
Net cash available	$4.1
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

Debt
At March 31, 2021, our consolidated debt totaled $9.8 billion, with a weighted-average interest rate of 4.6 percent. We had no borrowings outstanding and approximately $10 million in letters of credit issued under our revolving credit facility, resulting in availability of approximately $3.5 billion.

In March 2021, we delivered a covenant reversion notice, which provided notification of our election to end the covenant increase period for our revolving credit facility. Refer to Note 5 for further discussion.

Our 3.55% Senior Notes are due March 2022 ($524 million principal amount) and the Cerro Verde Term Loan matures in June 2022 ($525 million principal amount). We have no other senior note maturities until March 2023.

Refer to Note 5 for further discussion of debt. For additional information regarding our debt arrangements, refer to Note 8 included in our 2020 Form 10-K.

Operating Activities
We reported consolidated cash provided by (used in) operating activities of $1.1 billion (net of $0.3 billion of working capital and other uses) in first-quarter 2021 and $(38) million (including $0.1 billion from working capital and other sources) in first-quarter 2020. Higher operating cash flows in first-quarter 2021 compared with first-quarter 2020, primarily reflect higher copper prices and sales volumes, partly offset by increases in accounts receivable and inventories.

Investing Activities
Capital Expenditures. Capital expenditures, including capitalized interest, totaled $0.4 billion in first-quarter 2021, including approximately $0.3 billion for major projects primarily associated with underground development activities in the Grasberg minerals district. Capital expenditures, including capitalized interest, totaled $0.6 billion in first-quarter 2020, including approximately $0.3 billion for major projects. Refer to “Outlook” for further discussion of projected capital expenditures for the year 2021.

Proceeds from Sales of Assets. Proceeds from sales of assets totaled $5 million in first-quarter 2021 and $66 million in first-quarter 2020, primarily associated with the contingent consideration of $60 million from the 2016 sale of TF Holdings Limited.

Financing Activities
Debt Transactions. Net borrowings of debt totaled $0.1 billion in first-quarter 2021 and $0.2 billion in first-quarter 2020.

During first-quarter 2020, we completed the sale of $1.3 billion in senior notes and used the proceeds to purchase a portion of our senior notes due 2021 and 2022. On April 3, 2020, we used the remaining net proceeds to redeem the remainder of our senior notes due 2021. We recorded losses on early extinguishment of debt totaling $32 million in first-quarter 2020 related to these transactions. Refer to Note 5 for further discussion.

Cash Dividends and Distributions Paid. We paid cash dividends on our common stock totaling $73 million in first-quarter 2020 associated with the $0.05 per share common stock cash dividend declared in December 2019.

On March 24, 2021, we declared a quarterly cash dividend of $0.075 per share on our common stock, which was paid on May 3, 2021, to shareholders of record as of April 15, 2021. The declaration and payment of future dividends is at the discretion of the Board and will be assessed on an ongoing basis, taking into account our financial results, cash requirements, future prospects, global economic conditions, and other factors deemed relevant by the Board. Refer to “Cautionary Statement” and, for a discussion of the allocation of cash flows, the discussion above regarding the financial policy adopted by the Board in February 2021.

There were no cash dividends or distributions paid to noncontrolling interests in the first quarters of 2021 or 2020. Cash dividends and distributions to noncontrolling interests vary based on the operating results and cash requirements of our consolidated subsidiaries.

Contributions from Noncontrolling Interests. We received equity contributions totaling $41 million in first-quarter 2021 and $32 million in first-quarter 2020 from PT Inalum for their share of capital spending on PT-FI underground mine development projects and development of increased smelter capacity in Indonesia.

Stock-based awards. Following an increase in our stock price, proceeds from exercised stock options totaled $106 million and payments for related employee taxes totaled $19 million during first-quarter 2021. See Note 10 in our 2020 Form 10-K for a discussion of stock-based awards.

CONTRACTUAL OBLIGATIONS

Refer to Note 5 for a discussion of the covenant reversion notice for our revolving credit facility that was delivered in March 2021.

There have been no other material changes in our contractual obligations since December 31, 2020. Refer to Part II, Items 7. and 7A. in our 2020 Form 10-K, for information regarding our contractual obligations.

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

There have been no material changes to our environmental and asset retirement obligations since December 31, 2020. Updated cost assumptions, including increases and decreases to cost estimates, changes in the anticipated scope and timing of remediation activities, and settlement of environmental matters may result in additional revisions to certain of our environmental obligations. Refer to Note 12 in our 2020 Form 10-K, for further information regarding our environmental and asset retirement obligations.

Litigation and Other Contingencies
Other than as discussed in Note 8, there have been no material changes to our contingencies associated with legal proceedings, environmental and other matters since December 31, 2020. Refer to Note 12 and “Legal Proceedings” contained in Part I, Item 3. of our 2020 Form 10-K, as updated by Note 8, for further information regarding legal proceedings, environmental and other matters.

NEW ACCOUNTING STANDARDS

There were no significant updates to previously reported accounting standards included in Note 1 of our 2020 Form 10-K.

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

We show revenue adjustments for prior period open sales as a separate line item. Because these adjustments do not result from current period sales, these amounts have been reflected separately from revenues on current period sales. Noncash and other costs (credits), which are removed from site production and delivery costs in the calculation of unit net cash costs, consist of items such as stock-based compensation costs, long-lived asset impairments, idle facility costs, restructuring and/or unusual charges (credits). As discussed above, gold, molybdenum and other metal revenues at copper mines are reflected as credits against site production and delivery costs in the by-product method. The following schedules are presentations under both the by-product and co-product methods together with reconciliations to amounts reported in our consolidated financial statements.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2021
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,193	$1,193	$88	$34	$1,315
Site production and delivery, before net noncash and other costs shown below	627	580	56	21	657
By-product credits	(92)	—	—	—	—
Treatment charges	33	31	—	2	33
Net cash costs	568	611	56	23	690
DD&A	80	74	4	2	80
Noncash and other costs, net	41	40	—	1	41
Total costs	689	725	60	26	811
Other revenue adjustments, primarily for pricing on prior period open sales	7	7	—	—	7
Gross profit	$511	$475	$28	$8	$511

Copper sales (millions of recoverable pounds)	308	308
Molybdenum sales (millions of recoverable pounds)[a]			8

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$3.88	$3.88	$10.49
Site production and delivery, before net noncash and other costs shown below	2.04	1.89	6.67
By-product credits	(0.30)	—	—
Treatment charges	0.11	0.10	—
Unit net cash costs	1.85	1.99	6.67
DD&A	0.26	0.24	0.46
Noncash and other costs, net	0.13	0.13	0.06
Total unit costs	2.24	2.36	7.19
Other revenue adjustments, primarily for pricing on prior period open sales	0.02	0.02	—
Gross profit per pound	$1.66	$1.54	$3.30

Reconciliation to Amounts Reported

	Revenues	Production and Delivery	DD&A
Totals presented above	$1,315	$657	$80
Treatment charges	(5)	28	—
Noncash and other costs, net	—	41	—
Other revenue adjustments, primarily for pricing on prior period open sales	7	—	—
Eliminations and other	21	23	—
North America copper mines	1,338	749	80
Other mining[c]	4,645	3,040	323
Corporate, other & eliminations	(1,133)	(1,003)	16
As reported in our consolidated financial statements	$4,850	$2,786	$419
a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold and silver product revenues and production costs.
c.Represents the combined total for our other segments, as presented in Note 9.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2020
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$906	$906	$77	$25	$1,008
Site production and delivery, before net noncash and other costs shown below	760	698	71	18	787
By-product credits	(75)	—	—	—	—
Treatment charges	38	36	—	2	38
Net cash costs	723	734	71	20	825
DD&A	92	84	6	2	92
Metals inventory adjustments	145	142	—	3	145
Noncash and other costs, net	34	29	2	3	34
Total costs	994	989	79	28	1,096
Other revenue adjustments, primarily for pricing on prior period open sales	(22)	(22)	—	—	(22)
Gross loss	$(110)	$(105)	$(2)	$(3)	$(110)

Copper sales (millions of recoverable pounds)	354	354
Molybdenum sales (millions of recoverable pounds)[a]			8

Gross loss per pound of copper/molybdenum:

Revenues, excluding adjustments	$2.56	$2.56	$9.69
Site production and delivery, before net noncash and other costs shown below	2.15	1.97	8.93
By-product credits	(0.22)	—	—
Treatment charges	0.11	0.10	—
Unit net cash costs	2.04	2.07	8.93
DD&A	0.26	0.24	0.73
Metals inventory adjustments	0.41	0.40	—
Noncash and other costs, net	0.10	0.09	0.23
Total unit costs	2.81	2.80	9.89
Other revenue adjustments, primarily for pricing on prior period open sales	(0.06)	(0.06)	—
Gross loss per pound	$(0.31)	$(0.30)	$(0.20)

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	DD&A	Metals Inventory Adjustments
Totals presented above	$1,008	$787	$92	$145
Treatment charges	(8)	30	—	—
Noncash and other costs, net	—	34	—	—
Other revenue adjustments, primarily for pricing on prior period open sales	(22)	—	—	—
Eliminations and other	7	9	—	—
North America copper mines	985	860	92	145
Other mining[c]	2,591	2,473	234	64
Corporate, other & eliminations	(778)	(788)	15	13
As reported in our consolidated financial statements	$2,798	$2,545	$341	$222
a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold and silver product revenues and production costs.
c.Represents the combined total for our other segments, as presented in Note 9.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2021
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other[a]	Total
Revenues, excluding adjustments	$1,026	$1,026	$65	$1,091
Site production and delivery, before net noncash and other costs shown below	520	491	39	530
By-product credits	(55)	—	—	—
Treatment charges	35	35	—	35
Royalty on metals	2	2	—	2
Net cash costs	502	528	39	567
DD&A	101	95	6	101
Noncash and other costs, net	10	9	1	10
Total costs	613	632	46	678
Other revenue adjustments, primarily for pricing on prior period open sales	83	83	—	83
Gross profit	$496	$477	$19	$496

Copper sales (millions of recoverable pounds)	259	259

Gross profit per pound of copper:

Revenues, excluding adjustments	$3.96	$3.96
Site production and delivery, before net noncash and other costs shown below	2.01	1.90
By-product credits	(0.21)	—
Treatment charges	0.13	0.13
Royalty on metals	0.01	0.01
Unit net cash costs	1.94	2.04
DD&A	0.39	0.37
Noncash and other costs, net	0.04	0.03
Total unit costs	2.37	2.44
Other revenue adjustments, primarily for pricing on prior period open sales	0.32	0.32
Gross profit per pound	$1.91	$1.84

Reconciliation to Amounts Reported
		Production
	Revenues	and Delivery	DD&A
Totals presented above	$1,091	$530	$101
Treatment charges	(35)	—	—
Royalty on metals	(2)	—	—
Noncash and other costs, net	—	10	—
Other revenue adjustments, primarily for pricing on prior period open sales	83	—	—
Eliminations and other	—	(1)	—
South America mining	1,137	539	101
Other mining[b]	4,846	3,250	302
Corporate, other & eliminations	(1,133)	(1,003)	16
As reported in our consolidated financial statements	$4,850	$2,786	$419

a.Includes silver sales of 0.9 million ounces ($26.13 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.
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

Gross profit per pound of copper:

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

a.Includes silver sales of 0.9 million ounces ($17.71 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.
b.Includes COVID-19 related costs of $20 million ($0.08 per pound of copper), primarily associated with idle facility costs at Cerro Verde and contract cancellation costs at El Abra.
c.Represents the combined total for our other segments, as presented in Note 9.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2021
(In millions)	By-Product		Co-Product Method
	Method		Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$1,032		$1,032	$437	$30	$1,499
Site production and delivery, before net noncash and other credits shown below	383		264	112	7	383
Gold and silver credits	(462)		—	—	—	—
Treatment charges	65		45	19	1	65
Export duties	29		20	8	1	29
Royalty on metals	61		42	18	1	61
Net cash costs	76		371	157	10	538
DD&A	199		137	58	4	199
Noncash and other credits, net	(8)	[b]	(6)	(2)	—	(8)
Total costs	267		502	213	14	729
Other revenue adjustments, primarily for pricing on prior period open sales	65		65	(5)	—	60
PT Smelting intercompany loss	(49)		(34)	(14)	(1)	(49)
Gross profit	$781		$561	$205	$15	$781

Copper sales (millions of recoverable pounds)	258		258
Gold sales (thousands of recoverable ounces)				256

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$4.00		$4.00	$1,713
Site production and delivery, before net noncash and other credits shown below	1.48		1.02	438
Gold and silver credits	(1.79)		—	—
Treatment charges	0.25		0.17	74
Export duties	0.11		0.08	33
Royalty on metals	0.24		0.16	71
Unit net cash costs	0.29		1.43	616
DD&A	0.77		0.53	228
Noncash and other credits, net	(0.03)	[b]	(0.02)	(10)
Total unit costs	1.03		1.94	834
Other revenue adjustments, primarily for pricing on prior period open sales	0.25		0.25	(19)
PT Smelting intercompany loss	(0.20)		(0.14)	(56)
Gross profit per pound/ounce	$3.02		$2.17	$804

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$1,499		$383	$199
Treatment charges	(65)		—	—
Export duties	(29)		—	—
Royalty on metals	(61)		—	—
Noncash and other credits, net	31		23	—
Other revenue adjustments, primarily for pricing on prior period open sales	60		—	—
PT Smelting intercompany loss	—		49	—
Indonesia mining	1,435		455	199
Other mining[c]	4,548		3,334	204
Corporate, other & eliminations	(1,133)		(1,003)	16
As reported in our consolidated financial statements	$4,850		$2,786	$419

a.Includes silver sales of 1.2 million ounces ($24.61 per ounce average realized price).
b.Primarily includes credits of $31 million ($0.12 per pound of copper) associated with adjustments to prior year treatment and refining costs and charges of $13 million ($0.05 per pound of copper) associated with a potential settlement of an administrative fine levied by the Indonesia government.
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

a.Includes silver sales of 0.6 million ounces ($14.09 per ounce average realized price).
b.Represents the combined total for our other segments, as presented in Note 9.

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Three Months Ended March 31,
(In millions)	2021	2020

Revenues, excluding adjustments[a]	$76	$77
Site production and delivery, before net noncash and other costs shown below	54	64
Treatment charges and other	6	6
Net cash costs	60	70
DD&A	15	16
Metals inventory adjustments	1	4
Noncash and other costs, net	3	2
Total costs	79	92
Gross loss	$(3)	$(15)

Molybdenum sales (millions of recoverable pounds)[a]	7	7

Gross loss per pound of molybdenum:

Revenues, excluding adjustments[a]	$11.38	$10.97
Site production and delivery, before net noncash and other costs shown below	8.13	9.17
Treatment charges and other	0.85	0.86
Unit net cash costs	8.98	10.03
DD&A	2.23	2.29
Metals inventory adjustments	0.13	0.51
Noncash and other costs, net	0.42	0.30
Total unit costs	11.76	13.13
Gross loss per pound	$(0.38)	$(2.16)

Reconciliation to Amounts Reported

				Metals
		Production		Inventory
Three Months Ended March 31, 2021	Revenues	and Delivery	DD&A	Adjustments
Totals presented above	$76	$54	$15	$1
Treatment charges and other	(6)	—	—	—
Noncash and other costs, net	—	3	—	—
Molybdenum mines	70	57	15	1
Other mining[b]	5,913	3,732	388	—
Corporate, other & eliminations	(1,133)	(1,003)	16	—
As reported in our consolidated financial statements	$4,850	$2,786	$419	$1

Three Months Ended March 31, 2020
Totals presented above	$77	$64	$16	$4
Treatment charges and other	(6)	—	—	—
Noncash and other costs, net	—	2	—	—
Molybdenum mines	71	66	16	4
Other mining[b]	3,505	3,267	310	205
Corporate, other & eliminations	(778)	(788)	15	13
As reported in our consolidated financial statements	$2,798	$2,545	$341	$222

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

The following summarized financial data includes information regarding FCX, as issuer, FM O&G LLC, as guarantor, and all our other non-guarantor subsidiaries at March 31, 2021, and December 31, 2020, and for three months ended March 31, 2021.

	FCX		FM O&G LLC		Non-guarantor		Consolidated
	Issuer		Guarantor		Subsidiaries	Eliminations	FCX
As of March 31, 2021
Current assets	$187		$681		$10,880	$(892)	$10,856
Noncurrent assets	273		6		32,756	(248)	32,787
Current liabilities	735		32		4,752	(908)	4,611
Noncurrent liabilities	8,960		11,283		14,467	(15,251)	19,459

As of December 31, 2020
Current assets	$65		$697		$9,287	$(746)	$9,303
Noncurrent assets	785		6		32,806	(756)	32,841
Current liabilities	187		31		3,964	(765)	3,417
Noncurrent liabilities	9,433		11,208		15,075	(15,657)	20,059

Three Months Ended March 31, 2021
Revenues	$—		$14		$4,836	$—	$4,850
Operating (loss) income	(12)		4		1,540	—	1,532
Net income (loss)	718	[a]	(45)	[a]	955	(675)	953
a.Net income (loss) equals net income (loss) attributable to common stockholders because net income attributable to noncontrolling interests is zero for issuer and guarantor.

CAUTIONARY STATEMENT
Our discussion and analysis contains forward-looking statements in which we discuss our potential future performance. Forward-looking statements are all statements other than statements of historical facts, such as plans, projections, or expectations relating to ore grades and milling rates; business outlook; production and sales volumes; unit net cash costs; cash flows; capital expenditures; liquidity; operating costs; operating plans; our financial policy; our expectations regarding PT-FI's ramp-up of underground mining activities and future cash flows through 2022; PT-FI's development, financing, construction and completion of new domestic smelting capacity in Indonesia totaling 2 million metric tons of concentrate per year by December 2023; our commitments to deliver responsibly produced copper, including plans to implement and validate all of our operating sites under specific frameworks; improvements in operating procedures and technology; exploration efforts and results; development and production activities, rates and costs; tax rates; export quotas and duties; the impact of copper, gold and molybdenum price changes; the impact of deferred intercompany profits on earnings; mineralization and reserve estimates; execution of the settlement agreements associated with the Louisiana coastal erosion cases and talc-related litigation; descriptions of our objectives, strategies, plans, goals or targets, including our net debt target; and future dividend payments, share purchases and sales. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” "targets," “intends,” “likely,” “will,” “should,” “could,” “to be,” ”potential," “assumptions,” “guidance,” “future” and any similar expressions are intended to identify those assertions as forward-looking statements. The declaration of future dividends is at the discretion of the Board and will depend on our financial results, cash requirements, future prospects, global economic conditions, and other factors deemed relevant by the Board.

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, changes in our credit rating; changes in our cash requirements, financial position, financing plans or investment plans; changes in general market, economic, tax, regulatory or industry conditions; the duration and scope of and uncertainties associated with the COVID-19 pandemic, and the impact thereof on commodity prices, our business and the global economy, and any related actions taken by governments and businesses; our ability to contain and mitigate the risk of spread or major outbreak of COVID-19 at our operating sites, including at PT-FI’s remote operating site in Papua; supply of and demand for, and prices of, copper, gold and molybdenum; mine sequencing; changes in mine plans or operational modifications, delays, deferrals or cancellations; production rates; timing of shipments; results of feasibility studies; potential inventory adjustments; potential impairment of long-lived mining assets; the potential effects of violence in Indonesia generally and in the province of Papua; the Indonesia government's extension of PT-FI's export license after March 15, 2022; risks associated with underground mining; satisfaction of requirements in accordance with PT-FI's special mining license to extend mining rights from 2031 through 2041; the Indonesia government's approval of a deferred schedule for completion of new domestic smelting capacity in Indonesia; expected results from improvements in operating procedures and technology, including innovation initiatives; industry risks; regulatory changes; political and social risks; labor relations, including labor-related work stoppages; weather- and climate-related risks; environmental risks; litigation results; cybersecurity incidents; changes in general market, economic and industry conditions; financial condition of our customers, suppliers, vendors, partners and affiliates, particularly during weak economic conditions and extended periods of volatile commodity prices; reductions in liquidity and access to capital; our ability to comply with its responsible production commitments under specific frameworks and any changes to such frameworks; and other factors described in more detail under the heading “Risk Factors” contained in Part I, Item 1A. of our 2020 Form 10-K.

Investors are cautioned that many of the assumptions upon which our forward-looking statements are based are likely to change after the date the forward-looking statements are made, including for example commodity prices, which we cannot control, and production volumes and costs, some aspects of which we may not be able to control. Further, we may make changes to our business plans that could affect our results. We caution investors that we undertake no obligation to update any forward-looking statements, which speak only as of the date made, notwithstanding any changes in our assumptions, changes in business plans, actual experience or other changes.

This report on Form 10-Q also contains financial measures such as net debt and unit net cash costs per pound of copper and molybdenum, which are not recognized under U.S. GAAP. Net debt equals consolidated debt less consolidated cash. Refer to “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions, and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risks during the three-month period ended March 31, 2021.

For additional information on market risks, refer to “Disclosures About Market Risks” included in Part II, Items 7. and 7A. of our 2020 Form 10-K. For projected sensitivities of our operating cash flow to changes in commodity prices, refer to “Outlook” in Part I, Item 2. of this quarterly report on Form 10-Q; for projected sensitivities of our provisionally priced copper sales to changes in commodity prices refer to “Consolidated Results – Revenues” in Part I, Item 2. of this quarterly report on Form 10-Q.

Item 4.Controls and Procedures.

(a)Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective as of March 31, 2021.

(b)Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management does not believe, based on currently available information, that the outcome of any legal proceeding reported in Part I, Item 3. “Legal Proceedings” and Note 12 of our 2020 Form 10-K, and Note 8 herein, will have a material adverse effect on our financial condition; although individual or cumulative outcomes could be material to our operating results for a particular period, depending on the nature and magnitude of the outcome and the operating results for the period.

There have been no material changes to legal proceedings previously disclosed in Part I, Item 3. “Legal Proceedings” and Note 12 of our 2020 Form 10-K, except as described in Note 8 herein.

Item 1A. Risk Factors.

There have been no material changes to our risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our 2020 Form 10-K. For additional information on risk factors, refer to Part I, Item 1A. “Risk Factors” of our 2020 Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended March 31, 2021.

The following table sets forth information with respect to shares of FCX common stock purchased by us during the three months ended March 31, 2021.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[a]	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs[a]
January 1-31, 2021	—		$—	—	23,685,500
February 1-28, 2021	—		$—	—	23,685,500
March 1-31, 2021	14,749	[b]	$24.08	—	23,685,500
Total	14,749		$24.08	—	23,685,500
a.On July 31, 2008, our Board-approved an increase in our open-market share purchase program for up to 30 million shares, which does not have an expiration date.
b.Consists of shares acquired in connection with stock option exercises during the periods shown.

We have a Board-approved open-market share purchase program for up to 30 million shares, which does not have an expiration date. There have been no purchases under this program since 2008. At March 31, 2021, there were 23.7 million shares that could still be purchased under the program.

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

Date:  May 5, 2021
S-1