Form 10-Q
period 2021-06-30
FREEPORT-MCMORAN INC
filed 2021-08-05
CIK 831259

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
On July 30, 2021, there were issued and outstanding 1,468,064,383 shares of the registrant’s common stock, par value $0.10 per share.

Freeport-McMoRan Inc.

Part I.FINANCIAL INFORMATION

Item 1.Financial Statements.

Freeport-McMoRan Inc.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2021	December 31, 2020
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$6,313	$3,657
Trade accounts receivable	1,100	892
Income and other tax receivables	578	520
Inventories:
Materials and supplies, net	1,616	1,594
Mill and leach stockpiles	1,006	1,014
Product	1,596	1,285
Other current assets	390	341
Total current assets	12,599	9,303
Property, plant, equipment and mine development costs, net	29,836	29,818
Long-term mill and leach stockpiles	1,473	1,463
Other assets	1,528	1,560
Total assets	$45,436	$42,144

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,106	$2,708
Current portion of debt	1,057	34
Accrued income taxes	919	324
Current portion of environmental and asset retirement obligations	334	351
Dividends payable	111	—
Total current liabilities	5,527	3,417
Long-term debt, less current portion	8,638	9,677
Deferred income taxes	4,486	4,408
Environmental and asset retirement obligations, less current portion	3,721	3,705
Other liabilities	2,129	2,269
Total liabilities	24,501	23,476

Equity:
Stockholders’ equity:
Common stock	160	159
Capital in excess of par value	26,084	26,037
Accumulated deficit	(9,880)	(11,681)
Accumulated other comprehensive loss	(576)	(583)
Common stock held in treasury	(3,777)	(3,758)
Total stockholders’ equity	12,011	10,174
Noncontrolling interests	8,924	8,494
Total equity	20,935	18,668
Total liabilities and equity	$45,436	$42,144

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In millions, except per share amounts)
Revenues	$5,748	$3,054	$10,598	$5,852
Cost of sales:
Production and delivery	3,067	2,394	5,853	4,939
Depreciation, depletion and amortization	483	358	902	699
Metals inventory adjustments	—	(139)	1	83
Total cost of sales	3,550	2,613	6,756	5,721
Selling, general and administrative expenses	87	91	187	201
Mining exploration and research expenses	14	18	21	34
Environmental obligations and shutdown costs	33	11	38	37
Net (gain) loss on sales of assets	(3)	—	(3)	11
Total costs and expenses	3,681	2,733	6,999	6,004
Operating income (loss)	2,067	321	3,599	(152)
Interest expense, net	(148)	(115)	(293)	(242)
Net loss on early extinguishment of debt	—	(9)	—	(41)
Other income, net	9	20	20	40
Income (loss) before income taxes and equity in affiliated companies’ net earnings	1,928	217	3,326	(395)
Provision for income taxes	(603)	(96)	(1,046)	(36)
Equity in affiliated companies’ net earnings	6	3	4	6
Net income (loss)	1,331	124	2,284	(425)
Net income attributable to noncontrolling interests	(248)	(71)	(483)	(13)
Net income (loss) attributable to common stockholders	$1,083	$53	$1,801	$(438)

Net income (loss) per share attributable to common stockholders:
Basic	$0.74	$0.03	$1.23	$(0.30)
Diluted	$0.73	$0.03	$1.21	$(0.30)

Weighted-average common shares outstanding:
Basic	1,467	1,453	1,465	1,453
Diluted	1,483	1,458	1,480	1,453

Dividends declared per share of common stock	$0.075	$—	$0.15	$—

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In millions)
Net income (loss)	$1,331	$124	$2,284	$(425)

Other comprehensive income, net of taxes:
Defined benefit plans:
Actuarial losses arising during the period	—	—	(1)	—
Amortization of unrecognized amounts included in net periodic benefit costs	4	12	8	24
Foreign exchange gains (losses)	—	4	(1)	(1)
Other comprehensive income	4	16	6	23

Total comprehensive income (loss)	1,335	140	2,290	(402)
Total comprehensive income attributable to noncontrolling interests	(248)	(71)	(482)	(12)
Total comprehensive income (loss) attributable to common stockholders	$1,087	$69	$1,808	$(414)

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2021	2020
	(In millions)
Cash flow from operating activities:
Net income (loss)	$2,284	$(425)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	902	699
Metals inventory adjustments	1	83
Net (gain) loss on sales of assets	(3)	11
Stock-based compensation	56	43
Net charges for environmental and asset retirement obligations, including accretion	94	112
Payments for environmental and asset retirement obligations	(110)	(119)
Net charges for defined pension and postretirement plans	1	45
Pension plan contributions	(42)	(29)
Net loss on early extinguishment of debt	—	41
Deferred income taxes	79	(28)
Charges for Cerro Verde royalty dispute	9	15
Payments for Cerro Verde royalty dispute	(65)	(90)
Other, net	77	(46)
Changes in working capital and other:
Accounts receivable	(279)	83
Inventories	(299)	168
Other current assets	(12)	(4)
Accounts payable and accrued liabilities	272	(73)
Accrued income taxes and timing of other tax payments	505	(33)
Net cash provided by operating activities	3,470	453

Cash flow from investing activities:
Capital expenditures:
North America copper mines	(95)	(332)
South America	(47)	(125)
Indonesia	(624)	(634)
Molybdenum mines	(3)	(11)
Other	(34)	(35)
Proceeds from sales of assets	16	116
Acquisition of minority interest in PT Smelting	(33)	—
Other, net	(13)	(5)
Net cash used in investing activities	(833)	(1,026)

Cash flow from financing activities:
Proceeds from debt	160	1,585
Repayments of debt	(179)	(1,527)
Cash dividends and distributions paid:
Common stock	(111)	(73)
Noncontrolling interests	(93)	—
Contributions from noncontrolling interests	88	74
Proceeds from exercised stock options	184	1
Payments for withholding of employee taxes related to stock-based awards	(19)	(5)
Debt financing costs and other, net	(1)	(31)
Net cash provided by financing activities	29	24

Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	2,666	(549)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	3,903	2,278
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$6,569	$1,729
The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
THREE MONTHS ENDED JUNE 30

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at March 31, 2021	1,597	$160	$26,080	$(10,963)	$(580)	133	$(3,777)	$10,920	$8,653	$19,573
Exercised and issued stock-based awards	4	—	78	—	—	—	—	78	—	78
Stock-based compensation, including the tender of shares	—	—	14	—	—	—	—	14	(1)	13
Dividends	—	—	(111)	—	—	—	—	(111)	—	(111)
Contributions from noncontrolling interests	—	—	23	—	—	—	—	23	24	47
Net income attributable to common stockholders	—	—	—	1,083	—	—	—	1,083	—	1,083
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	248	248
Other comprehensive income	—	—	—	—	4	—	—	4	—	4
Balance at June 30, 2021	1,601	$160	$26,084	$(9,880)	$(576)	133	$(3,777)	$12,011	$8,924	$20,935

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at March 31, 2020	1,583	$158	$25,875	$(12,771)	$(668)	131	$(3,739)	$8,855	$8,108	$16,963
Stock-based compensation, including the tender of shares	—	—	9	—	—	—	—	9	1	10
Contributions from noncontrolling interests	—	—	21	—	—	—	—	21	21	42
Net income attributable to common stockholders	—	—	—	53	—	—	—	53	—	53
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	71	71
Other comprehensive income	—	—	—	—	16	—	—	16	—	16
Balance at June 30, 2020	1,583	$158	$25,905	$(12,718)	$(652)	131	$(3,739)	$8,954	$8,201	$17,155

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
SIX MONTHS ENDED JUNE 30

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at December 31, 2020	1,590	$159	$26,037	$(11,681)	$(583)	132	$(3,758)	$10,174	$8,494	$18,668
Exercised and issued stock-based awards	11	1	183	—	—	—	—	184	—	184
Stock-based compensation, including the tender of shares	—	—	43	—	—	1	(19)	24	(4)	20
Dividends	—	—	(222)	—	—	—	—	(222)	(93)	(315)
Contributions from noncontrolling interests	—	—	43	—	—	—	—	43	45	88
Net income attributable to common stockholders	—	—	—	1,801	—	—	—	1,801	—	1,801
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	483	483
Other comprehensive income (loss)	—	—	—	—	7	—	—	7	(1)	6
Balance at June 30, 2021	1,601	$160	$26,084	$(9,880)	$(576)	133	$(3,777)	$12,011	$8,924	$20,935

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at December 31, 2019	1,582	$158	$25,830	$(12,280)	$(676)	131	$(3,734)	$9,298	$8,150	$17,448
Exercised and issued stock-based awards	1	—	1	—	—	—	—	1	—	1
Stock-based compensation, including the tender of shares	—	—	38	—	—	—	(5)	33	1	34
Contributions from noncontrolling interests	—	—	36	—	—	—	—	36	38	74
Net loss attributable to common stockholders	—	—	—	(438)	—	—	—	(438)	—	(438)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	13	13
Other comprehensive income (loss)	—	—	—	—	24	—	—	24	(1)	23
Balance at June 30, 2020	1,583	$158	$25,905	$(12,718)	$(652)	131	$(3,739)	$8,954	$8,201	$17,155

Freeport-McMoRan Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. GENERAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles (GAAP) in the United States (U.S.). Therefore, this information should be read in conjunction with Freeport-McMoRan Inc.’s (FCX) consolidated financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2020 (2020 Form 10-K). The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the six-month period ended June 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Trade Accounts Receivable Agreements. In first-quarter 2021, PT Freeport Indonesia (PT-FI) entered into agreements to sell certain trade accounts receivables to unrelated third-party financial institutions. The agreements were entered into in the normal course of business to fund the working capital for the additional quantity of copper to be supplied by PT-FI to PT Smelting (PT-FI’s 39.5 percent owned copper smelter and refinery in Gresik, Indonesia - see “Acquisition of Minority Interest in PT Smelting” below for further discussion). The balances sold under the agreements were excluded from trade accounts receivable on the consolidated balance sheet at June 30, 2021. Receivables are considered sold when (i) they are transferred beyond the reach of PT-FI and its creditors, (ii) the purchaser has the right to pledge or exchange the receivables, and (iii) PT-FI has no continuing involvement in the transferred receivables. In addition, PT-FI provides no other forms of continued financial support to the purchaser of the receivables once the receivables are sold.

Gross amounts sold under these arrangements totaled $135 million in second-quarter 2021 and $188 million for the six-month period ended June 30, 2021. Discounts on the sold receivables totaled less than $1 million during 2021.

Acquisition of Minority Interest in PT Smelting. On April 30, 2021, PT-FI acquired 14.5 percent of the outstanding common stock of PT Smelting for $33 million, increasing its ownership interest from 25 percent to 39.5 percent. The remaining shares of PT Smelting continue to be owned by Mitsubishi Materials Corporation. PT-FI has continued to account for its investment in PT Smelting using the equity method since it does not have control over PT Smelting.

Subsequent Events. FCX evaluated events after June 30, 2021, and through the date the consolidated financial statements were issued, and took into account events and transactions occurring during this period requiring recognition or disclosure in these consolidated financial statements.

On July 26, 2021, FCX’s 56-percent-owned subsidiary, Koboltti Chemicals Holdings Limited, entered into an agreement to sell its specialty cobalt business based in Kokkola, Finland (Freeport Cobalt) to Jervois Mining Limited (Jervois) for $85 million (in cash and Jervois shares) plus net working capital, estimated to approximate $125 million at June 30, 2021. In addition, FCX and its noncontrolling interest partners will have the right to receive up to $40 million in contingent cash consideration based on the future performance of the business. FCX currently estimates its share of the proceeds, excluding contingent consideration, would approximate $100 million cash plus its pro rata 56 percent share of 9.9 percent of Jervois shares. The transaction is subject to the completion of Jervois financing and other customary closing conditions and is expected to close in the third quarter of 2021. FCX expects to record a gain on the transaction.

The operating results of Freeport Cobalt are not significant to FCX’s financial statements for the year ended December 31, 2020, or the three- and six-month periods ended June 30, 2021. At June 30, 2021, Freeport Cobalt had total assets of $180 million and total liabilities of $28 million included on FCX's balance sheet. The Freeport Cobalt operations do not represent an operating segment of FCX and did not meet the criteria to be classified as held for sale at June 30, 2021.

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

Reconciliations of net income (loss) and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted net income (loss) per share follow (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$1,331	$124	$2,284	$(425)
Net income attributable to noncontrolling interests	(248)	(71)	(483)	(13)
Undistributed earnings allocated to participating securities	(4)	(3)	(4)	(3)
Net income (loss) attributable to common stockholders	$1,079	$50	$1,797	$(441)

Basic weighted-average shares of common stock outstanding	1,467	1,453	1,465	1,453
Add shares issuable upon exercise or vesting of dilutive stock options and restricted stock units (RSUs)	16	5	15	—	a
Diluted weighted-average shares of common stock outstanding	1,483	1,458	1,480	1,453

Basic net income (loss) per share attributable to common stockholders:	$0.74	$0.03	$1.23	$(0.30)
Diluted net income (loss) per share attributable to common stockholders:	$0.73	$0.03	$1.21	$(0.30)
a.Excludes approximately 10 million shares associated with outstanding stock options with exercise prices less than the average market price of FCX’s common stock and RSUs that were anti-dilutive.

Outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of diluted net income (loss) per share of common stock. Stock options for 4 million shares of common stock in second-quarter 2021, 38 million shares of common stock in second-quarter 2020, 7 million shares of common stock for the first six months of 2021 and 39 million shares of common stock the first six months of 2020 were excluded.

NOTE 3. INVENTORIES, INCLUDING LONG-TERM MILL AND LEACH STOCKPILES

The components of inventories follow (in millions):

	June 30, 2021	December 31, 2020
Current inventories:
Total materials and supplies, net[a]	$1,616	$1,594

Mill stockpiles	$172	$205
Leach stockpiles	834	809
Total current mill and leach stockpiles	$1,006	$1,014

Raw materials (primarily concentrate)	$433	$366
Work-in-process	200	174
Finished goods	963	745
Total product	$1,596	$1,285

Long-term inventories:
Mill stockpiles	$242	$223
Leach stockpiles	1,231	1,240
Total long-term mill and leach stockpiles[b]	$1,473	$1,463
a.Materials and supplies inventory was net of obsolescence reserves totaling $33 million at June 30, 2021, and $32 million at December 31, 2020.
b.Estimated metals in stockpiles not expected to be recovered within the next 12 months.

FCX recorded net favorable adjustments to increase long-term metals inventory carrying values by $139 million in second-quarter 2020, including an increase to long-term copper inventories ($144 million), primarily related to the reversal of net realizable value adjustments recorded on long-term copper inventories in first-quarter 2020 because of higher copper market prices at June 30, 2020, and a decrease to long-term molybdenum inventories ($5 million) because of lower molybdenum market prices at June 30, 2020. Net realizable value inventory adjustments to decrease metals inventory carrying values totaling $83 million were recorded in the first six months of 2020 associated with lower market prices for copper ($61 million) and molybdenum ($22 million). Refer to Note 9 for metals inventory adjustments by business segment.

NOTE 4. INCOME TAXES

Geographic sources of FCX’s (provision for) benefit from income taxes follow (in millions):

	Six Months Ended
	June 30,
	2021	2020
U.S. operations	$(4)	$58	[a]
International operations	(1,042)	(94)
Total	$(1,046)	$(36)
a.Includes a tax credit of $53 million associated with the reversal of a year-end 2019 tax charge related to the sale of FCX’s interest in the lower zone of the Timok exploration project in Serbia, after considering relevant tax law.
FCX’s consolidated effective income tax rate was 31 percent for the first six months of 2021 and (9) percent for the first six months of 2020. Because FCX's U.S. jurisdiction generated pre-tax losses for the first six months of 2020 that did not result in a realized tax benefit, applicable accounting rules required FCX to adjust its 2020 estimated annual effective tax rate to exclude the impact of U.S. pre-tax losses. Variations in the relative proportions of jurisdictional income result in fluctuations to FCX’s consolidated effective income tax rate.

In connection with the negative impacts of the COVID-19 pandemic on the global economy, governments throughout the world are announcing measures that are intended to provide tax and other financial relief. Such measures include the American Rescue Plan Act of 2021 (ARPA), enacted on March 11, 2021, and the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), enacted on March 27, 2020. None of these measures resulted in material impacts to FCX’s provision for income taxes for the six months ended June 30, 2021 and 2020.

However, certain provisions of the CARES Act provided FCX with the opportunity to accelerate collections of tax refunds, primarily those associated with the U.S. alternative minimum tax. FCX collected U.S. alternative minimum tax credit refunds of $221 million in July 2020, $24 million in October 2020 and $23 million in March 2021. FCX continues to evaluate income tax accounting considerations of COVID-19 measures as they develop, including any impact on its measurement of existing deferred tax assets and deferred tax liabilities. FCX will recognize any impact from COVID-19 related changes to tax laws in the period in which the new legislation is enacted.

NOTE 5. DEBT AND EQUITY

The components of debt follow (in millions):

	June 30, 2021		December 31, 2020
Senior notes and debentures:
Issued by FCX	$8,787		$8,783
Issued by Freeport Minerals Corporation (FMC)	356		356
Cerro Verde Term Loan	524		523
Other	28		49
Total debt	9,695		9,711
Less current portion of debt	(1,057)	a	(34)
Long-term debt	$8,638		$9,677
a.Includes $0.5 billion for the 3.55% Senior Notes due March 2022 and $0.5 billion for the Cerro Verde Term Loan due June 2022.

Revolving Credit Facility. At June 30, 2021, FCX had no borrowings outstanding and $8 million in letters of credit issued under its revolving credit facility, resulting in availability of approximately $3.5 billion, of which approximately $1.5 billion could be used for additional letters of credit. Availability under FCX’s revolving credit facility consists of $3.28 billion maturing April 2024 and $220 million maturing April 2023.

In March 2021, FCX delivered a Covenant Reversion Notice (as defined in the third amendment to the revolving credit facility dated June 3, 2020), which provided notification of its election to end the Covenant Increase Period (as defined in the third amendment to the revolving credit facility dated June 3, 2020). As a result, the leverage ratio limit reverted to 5.25x through the quarter ended June 30, 2021 (and will step down to 3.75x beginning with the quarter ending September 30, 2021), and the interest expense coverage ratio minimum reverted to 2.25x. Additionally, following FCX’s election to end the Covenant Increase Period, the additional limits on priority debt and liens, and the provisions related to minimum liquidity and restricted payments (which included restrictions on the payment of common stock dividends) are no longer applicable. At June 30, 2021, FCX was in compliance with its revolving credit facility covenants.

PT-FI Credit Facility. In July 2021, PT-FI entered into a $1.0 billion, five-year, unsecured credit facility (consisting of a $667 million term loan and a $333 million revolving credit facility) to fund project costs in connection with the PT Smelting expansion and construction of a precious metals refinery, and for PT-FI’s general corporate purposes. The term loan allows for borrowings up to $667 million within the first three years, and amortizes in four installments, with 15 percent of the outstanding balance due in January 2025, 15 percent due in July 2025, 35 percent due in January 2026 and the remaining 35 percent due in July 2026. The $333 million revolving credit facility is available for drawings until June 2026. Amounts drawn under the credit facility bear interest at the London Inter-bank Offered Rate plus a margin of 1.875% or 2.125%, as defined by the agreement.

PT-FI’s credit facility contains customary affirmative covenants and representations and also contains standard covenants that, among other things, restrict, subject to certain exceptions, the ability of PT-FI to incur additional indebtedness; create liens on assets; enter into sale and leaseback transactions; sell assets; and modify or amend the shareholders agreement or related governance structure. The credit facility also contains financial ratios governing maximum total leverage and minimum interest expense coverage and certain environmental and social compliance requirements.

Senior Notes. In March 2020, FCX completed the sale of $1.3 billion of senior notes. FCX used a portion of the net proceeds from this offering to purchase or redeem its 4.00% Senior Notes due 2021 and to purchase a portion of its 3.55% Senior Notes due 2022 and the payment of accrued and unpaid interest, premiums, fees and expenses in connection with these transactions. As a result of these transactions, FCX recorded a loss on early extinguishment of debt of $9 million in second-quarter 2020 and $41 million for the six months ended June 30, 2020.

Interest Expense, Net. Consolidated interest costs (before capitalization) totaled $165 million in second-quarter 2021, $159 million in second-quarter 2020, $325 million for the first six months of 2021 and $330 million for the first six months of 2020. Capitalized interest added to property, plant, equipment and mine development costs, net, totaled $17 million in second-quarter 2021, $44 million in second-quarter 2020, $32 million for the first six months of 2021 and $88 million for the first six months of 2020. The decrease in capitalized interest for the 2021 periods results from significant assets placed in service as PT-FI’s underground mining operations continue to ramp up.

Common Stock. In February 2021, FCX’s Board of Directors (the Board) reinstated a cash dividend on FCX’s common stock. On June 23, 2021, FCX declared a quarterly cash dividend of $0.075 per share on its common stock, which was paid on August 2, 2021, to common stockholders of record as of July 15, 2021.

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

A discussion of FCX’s other derivative contracts and programs follows:

Derivatives Designated as Hedging Instruments – Fair Value Hedges
Copper Futures and Swap Contracts. Some of FCX’s U.S. copper rod and cathode customers request a fixed market price instead of the Commodity Exchange Inc. (COMEX) average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures or swap contracts. Hedging gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses resulting from hedge ineffectiveness during the six-month periods ended June 30, 2021 and 2020. At June 30, 2021, FCX held copper futures and swap contracts that qualified for hedge accounting for 80 million pounds at an average contract price of $4.20 per pound, with maturities through May 2023.

A summary of gains (losses) recognized in revenues for derivative financial instruments related to commodity contracts that are designated and qualify as fair value hedge transactions, including the unrealized (losses) gains on the related hedged item follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Copper futures and swap contracts:
Unrealized (losses) gains:
Derivative financial instruments	$(11)	$40	$(8)	$7
Hedged item – firm sales commitments	11	(40)	8	(7)

Realized gains (losses):
Matured derivative financial instruments	28	(8)	52	(17)

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

A summary of FCX’s embedded derivatives at June 30, 2021, follows:

	Open Positions	Average Price Per Unit		Maturities Through
		Contract	Market
Embedded derivatives in provisional sales contracts:
Copper (millions of pounds)	597	$4.31	$4.25	December 2021
Gold (thousands of ounces)	157	1,848	1,762	September 2021
Embedded derivatives in provisional purchase contracts:
Copper (millions of pounds)	115	4.30	4.25	November 2021

Copper Forward Contracts. Atlantic Copper, FCX’s wholly owned smelting and refining unit in Spain, enters into copper forward contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in production and delivery costs. At June 30, 2021, Atlantic Copper held net copper forward purchase contracts for 17 million pounds at an average contract price of $4.36 per pound, with maturities through August 2021.

Summary of Gains (Losses). A summary of the realized and unrealized gains (losses) recognized in operating income for commodity contracts that do not qualify as hedge transactions, including embedded derivatives, follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Embedded derivatives in provisional sales contracts:[a]
Copper	$118	$162	$325	$(76)
Gold and other metals	15	17	(13)	24
Copper forward contracts[b]	(5)	(4)	(13)	19
a.Amounts recorded in revenues.
b.Amounts recorded in cost of sales as production and delivery costs.

Unsettled Derivative Financial Instruments
A summary of the fair values of unsettled commodity derivative financial instruments follows (in millions):

	June 30, 2021	December 31, 2020
Commodity Derivative Assets:
Derivatives designated as hedging instruments:
Copper futures and swap contracts	$8	$15
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional sales/purchase contracts	62	169
Copper forward contracts	2	—
Total derivative assets	$72	$184

Commodity Derivative Liabilities:
Derivatives designated as hedging instruments:
Copper futures and swap contracts	$1	$—
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional sales/purchase contracts	103	21
Copper forward contracts	4	—
Total derivative liabilities	$108	$21

FCX’s commodity contracts have netting arrangements with counterparties with which the right of offset exists, and it is FCX’s policy to generally offset balances by contract on its balance sheet. FCX’s embedded derivatives on provisional sales/purchase contracts are netted with the corresponding outstanding receivable/payable balances.

A summary of these unsettled commodity contracts that are offset in the balance sheets follows (in millions):

	Assets		Liabilities
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020

Gross amounts recognized:
Embedded derivatives in provisional
sales/purchase contracts	$62	$169	$103	$21
Copper derivatives	10	15	5	—
	72	184	108	21

Less gross amounts of offset:
Embedded derivatives in provisional
sales/purchase contracts	14	1	14	1
Copper derivatives	2	—	2	—
	16	1	16	1

Net amounts presented in balance sheet:
Embedded derivatives in provisional
sales/purchase contracts	48	168	89	20
Copper derivatives	8	15	3	—
	$56	$183	$92	$20

Balance sheet classification:
Trade accounts receivable	$30	$168	$62	$—
Other current assets	8	15	—	—
Other assets	1	—	—	—
Accounts payable and accrued liabilities	17	—	29	20
Other liabilities	—	—	1	—
	$56	$183	$92	$20

Credit Risk.  FCX is exposed to credit loss when financial institutions with which it has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. As of June 30, 2021, the maximum amount of credit exposure associated with derivative transactions was $72 million.

Other Financial Instruments.  Other financial instruments include cash and cash equivalents, restricted cash, restricted cash equivalents, accounts receivable, investment securities, legally restricted funds, accounts payable and accrued liabilities, dividends payable and debt. The carrying value for cash and cash equivalents (which included time deposits of $0.2 billion at June 30, 2021, and $0.3 billion at December 31, 2020), restricted cash, restricted cash equivalents, accounts receivable, accounts payable and accrued liabilities, and dividends payable approximates fair value because of their short-term nature and generally negligible credit losses (refer to Note 7 for the fair values of investment securities, legally restricted funds and debt).

In addition, as of June 30, 2021, FCX has contingent consideration assets related to the sales of certain oil and gas properties (refer to Note 7 for the related fair values).

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents. The following table provides a reconciliation of total cash, cash equivalents, restricted cash and restricted cash equivalents presented in the consolidated statements of cash flows (in millions):

	June 30, 2021	December 31, 2020
Balance sheet components:
Cash and cash equivalents	$6,313	$3,657
Restricted cash and restricted cash equivalents included in:
Other current assets	116	97
Other assets	140	149
Total cash, cash equivalents, restricted cash and restricted cash equivalents presented in the consolidated statements of cash flows	$6,569	$3,903

NOTE 7. FAIR VALUE MEASUREMENT

Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). FCX did not have any significant transfers in or out of Level 3 during second-quarter 2021.

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

	At June 30, 2021
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$29	$29	$29	$—	$—	$—
Equity securities	15	15	—	15	—	—
Total	44	44	29	15	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	64	64	64	—	—	—
Government bonds and notes	54	54	—	—	54	—
Corporate bonds	40	40	—	—	40	—
Government mortgage-backed securities	29	29	—	—	29	—
Asset-backed securities	12	12	—	—	12	—
Money market funds	6	6	—	6	—	—
Collateralized mortgage-backed securities	3	3	—	—	3	—
Municipal bonds	1	1	—	—	1	—
Total	209	209	64	6	139	—

Derivatives:
Embedded derivatives in provisional sales/purchase contracts in a gross asset position[c]	62	62	—	—	62	—
Copper futures and swap contracts[c]	8	8	—	4	4	—
Copper forward contracts[c]	2	2	—	1	1	—
Total	72	72	—	5	67	—

Contingent consideration for the sale of the
Deepwater GOM oil and gas properties[a]	98	85	—	—	—	85

Liabilities
Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross liability position	103	103	—	—	103	—
Copper futures and swap contracts[c]	1	1	—	1	—	—
Copper forward contracts	4	4	—	1	3	—
Total	108	108	—	2	106	—

Long-term debt, including current portion[d]	9,695	10,853	—	—	10,853	—

	At December 31, 2020
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$29	$29	$29	$—	$—	$—
Equity securities	7	7	—	7	—	—
Total	36	36	29	7	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	65	65	65	—	—	—
Government bonds and notes	49	49	—	—	49	—
Corporate bonds	43	43	—	—	43	—
Government mortgage-backed securities	30	30	—	—	30	—
Asset-backed securities	16	16	—	—	16	—
Money market funds	5	5	—	5	—	—
Collateralized mortgage-backed securities	4	4	—	—	4	—
Municipal bonds	1	1	—	—	1	—
Total	213	213	65	5	143	—

Derivatives:
Embedded derivatives in provisional sales/purchase contracts in a gross asset position[c]	169	169	—	—	169	—
Copper futures and swap contracts[c]	15	15	—	13	2	—
Total	184	184	—	13	171	—

Contingent consideration for the sale of the
Deepwater GOM oil and gas properties[a]	108	88	—	—	—	88

Liabilities
Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross liability position	21	21	—	—	21	—

Long-term debt, including current portion[d]	9,711	10,994	—	—	10,994	—
a.Current portion included in other current assets and long-term portion included in other assets.
b.Excludes time deposits (which approximated fair value) included in (i) other current assets of $116 million at June 30, 2021, and $97 million at December 31, 2020, and (ii) other assets of $139 million at June 30, 2021, and $148 million at December 31, 2020, primarily associated with an assurance bond to support PT-FI’s commitment for new domestic smelter development in Indonesia and PT-FI’s closure and reclamation guarantees.
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

In December 2016, FCX’s sale of its Deepwater GOM oil and gas properties included up to $150 million in contingent consideration that was recorded at the total amount under the loss recovery approach. The contingent consideration is being received over time as cash flows are realized from a third-party production handling agreement for an offshore platform, with the related payments commencing in third-quarter 2018. The contingent consideration included in (i) other current assets totaled $18 million at June 30, 2021, and $12 million at December 31, 2020, and (ii) other assets totaled $80 million at June 30, 2021, and $96 million at December 31, 2020. The fair value of this contingent consideration was calculated based on a discounted cash flow model using inputs that include third-party estimates for reserves, production rates and production timing, and discount rates. Because significant inputs are not observable in the market, the contingent consideration is classified within Level 3 of the fair value hierarchy.

Long-term debt, including current portion, is primarily valued using available market quotes and, as such, is classified within Level 2 of the fair value hierarchy.

The techniques described above may produce a fair value that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with other market participants, the use of different techniques or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the techniques used at June 30, 2021, as compared with those techniques used at December 31, 2020.

A summary of the changes in the fair value of FCX’s Level 3 instrument, contingent consideration for the sale of the Deepwater GOM oil and gas properties, during the first six months of 2021 follows (in millions):

Fair value at January 1, 2021	$88
Net unrealized gain related to assets still held at the end of the period	7
Settlements	(10)
Fair value at June 30, 2021	$85

NOTE 8. CONTINGENCIES AND COMMITMENTS

Environmental
Newtown Creek. From the 1930s until 1964, Phelps Dodge Refining Corporation (PDRC), an indirect wholly owned subsidiary of FCX, operated a copper smelter, and from the 1930s until 1984 operated a copper refinery, on the banks of Newtown Creek (the creek), which is a 3.5-mile-long waterway that forms part of the boundary between Brooklyn and Queens in New York City. Heavy industrialization along the banks of the creek and discharges from the City of New York’s sewer system over more than a century resulted in significant environmental contamination of the waterway. In 2010, U.S. Environmental Protection Agency (EPA) notified PDRC, four other companies and the City of New York that EPA considers them to be potentially responsible parties (PRPs) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980. The notified parties began working with EPA to identify other PRPs. In 2010, EPA designated the creek as a Superfund site, and in 2011, PDRC and five other parties (the Newtown Creek Group, NCG) entered an Administrative Order on Consent (AOC) to perform a remedial investigation/feasibility study (RI/FS) to assess the nature and extent of environmental contamination in the creek and identify potential remedial options. The parties’ RI/FS work under the AOC and their efforts to identify other PRPs are ongoing. The NCG submitted the initial draft RI to EPA in 2016 and currently expects the report to be finalized in 2021. The NCG currently anticipates a draft FS to be submitted to EPA for review and approval in 2024. EPA is not expected to propose a final creek-wide remedy until after the RI/FS is completed, with the actual remediation construction starting several years later. In July 2019, the NCG entered into an AOC to conduct a Focused Feasibility Study (FFS) of the first two miles of the creek to support an evaluation of an interim remedy for that section of the creek. In July 2021, EPA terminated the FFS, which effectively incorporates remediation of the lower creek with the site-wide remedy. FCX’s environmental liability balance for the creek was $308 million at June 30, 2021. The final costs of fulfilling this remedial obligation and the allocation of costs among PRPs are uncertain and subject to change based on the results of the RI/FS, the remedy ultimately selected by EPA and related allocation determinations. Changes to the overall cost of this remedial obligation and the portion ultimately allocated to PDRC could be material to FCX.

Litigation
There were no significant updates to previously reported legal proceedings included in Note 12 of FCX’s 2020 Form 10-K, other than the matters discussed below.

Asbestos and Talc Claims. As previously disclosed, since approximately 1990, various FCX affiliates have been named as defendants in a large number of lawsuits alleging personal injury from, among other things, exposure to asbestos or talc allegedly contained in industrial products, and more recently alleging the presence of asbestos contamination in talc-based cosmetic and personal care products. Cyprus Amax Minerals Company (CAMC), an indirect wholly owned subsidiary of FCX, and Cyprus Mines Corporation (Cyprus Mines), a wholly owned subsidiary of CAMC, are among the targets of such lawsuits. Cyprus Mines and subsidiaries were engaged in talc mining and processing from 1964 until 1992 when Cyprus Mines exited its talc business. On February 13, 2019, Imerys Talc America (Imerys), the current owner of the talc business assets and liabilities previously owned by Cyprus Mines, filed for Chapter 11 bankruptcy protection. On December 22, 2020, Imerys filed an amended bankruptcy plan disclosing a global settlement with Cyprus Mines and CAMC, which provides a framework for a full and comprehensive resolution of all current and future potential liabilities arising out of the Cyprus Mines talc business, including claims against FCX, its affiliates, Cyprus Mines and CAMC. A hearing to consider confirmation of the Imerys bankruptcy plan has been scheduled to be held in November 2021. Consistent with the global settlement agreement, Cyprus Mines commenced its own bankruptcy process on February 11, 2021, and talc-related litigation against both Cyprus Mines and Cyprus Amax Minerals Company is stayed through 2021. The global settlement is subject to, among other things, votes by claimants in both the Imerys and Cyprus Mines bankruptcy cases as well as bankruptcy court approvals in both cases, and there can be no assurance that the global settlement will be successfully implemented. FCX has a $130 million liability balance at June 30, 2021, associated with the proposed settlement.

Other Matters
PT-FI and PT Smelting Export Licenses. In March 2021, PT-FI received a one-year extension of its export license through March 15, 2022. In July 2021, PT Smelting received a six-month extension of its anodes slimes export license, which currently expires December 30, 2021.

Development Progress of Greenfield Smelter at East Java. On January 7, 2021, the Indonesia government levied an administrative fine of $149 million for the period from March 30, 2020, through September 30, 2020 (additional fines could be levied on exports after September 30, 2020), on PT-FI for failing to achieve physical development progress on the greenfield smelter as of July 31, 2020. PT-FI responded to the Indonesia government objecting to the fine because of events outside of its control that caused a delay in development progress for the greenfield smelter at East Java. PT-FI believes that its communications during 2020 with the Indonesia government were not properly considered before the administrative fine was levied. In June 2021, the Indonesia government issued a ministerial decree for the calculation of an administrative fine for lack of smelter development in light of the COVID-19 pandemic. PT-FI is continuing to discuss this matter with the Indonesia government as well as provide additional documentation to support its position on the cause of delays in development progress on the greenfield smelter. During the first six months of 2021, PT-FI recorded charges totaling $16 million ($3 million in second-quarter 2021 and $13 million in first-quarter 2021) for a potential settlement of the administrative fine which is expected to include a revised construction schedule for the greenfield smelter. No additional fine is expected for the construction period after July 2020 based on the revised schedule. The final settlement could differ from the amounts recorded in 2021.

Chiyoda Contract. In July 2021, PT-FI awarded a construction contract to Chiyoda for the construction of a new greenfield smelter in Gresik, Indonesia with an estimated contract cost of $2.8 billion.

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

FCX defers recognizing profits on sales from its mines to other segments, including Atlantic Copper Smelting & Refining, and on 39.5 percent of PT-FI’s sales to PT Smelting, until final sales to third parties occur. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices result in variability in FCX’s net deferred profits and quarterly earnings.

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

Product Revenues. FCX’s revenues attributable to the products it sold for the second quarters and first six months of 2021 and 2020 follow (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Copper:
Concentrate	$2,076	$749	$3,785	$1,598
Cathode	1,535	1,124	2,769	1,961
Rod and other refined copper products	833	303	1,517	845
Purchased copper[a]	310	166	528	401
Gold	597	341	1,115	611
Molybdenum	288	194	532	437
Other[b]	203	115	456	272
Adjustments to revenues:
Treatment charges	(101)	(75)	(198)	(155)
Royalty expense[c]	(82)	(26)	(145)	(46)
Export duties[d]	(44)	(16)	(73)	(20)
Revenues from contracts with customers	5,615	2,875	10,286	5,904
Embedded derivatives[e]	133	179	312	(52)
Total consolidated revenues	$5,748	$3,054	$10,598	$5,852
a.FCX purchases copper cathode primarily for processing by its Rod & Refining operations.
b.Primarily includes revenues associated with cobalt and silver.
c.Reflects royalties on sales from PT-FI and Cerro Verde that will vary with the volume of metal sold and prices.
d.Reflects PT-FI export duties.
e.Refer to Note 6 for discussion of embedded derivatives related to FCX’s provisionally priced concentrate and cathode sales contracts.

Financial Information by Business Segment

(In millions)
													Atlantic	Corporate,
	North America Copper Mines				South America Mining								Copper	Other
					Cerro				Indonesia		Molybdenum	Rod &	Smelting	& Elimi-		FCX
	Morenci	Other	Total		Verde		Other	Total	Mining		Mines	Refining	& Refining	nations		Total
Three Months Ended June 30, 2021
Revenues:
Unaffiliated customers	$57	$55	$112		$825		$188	$1,013	$1,753	[a]	$—	$1,689	$794	$387	[b]	$5,748
Intersegment	721	1,021	1,742		120		—	120	56		89	6	—	(2,013)		—
Production and delivery	351	574	925		494	[c]	106	600	528		56	1,691	775	(1,508)	[d]	3,067
Depreciation, depletion and amortization	40	61	101		82		12	94	247		17	1	8	15		483
Selling, general and administrative expenses	1	—	1		2		—	2	27		—	—	5	52		87
Mining exploration and research expenses	—	—	—		—		—	—	—		—	—	—	14		14
Environmental obligations and shutdown costs	1	—	1		—		—	—	—		—	—	—	32		33
Net gain on sales of assets	—	—	—		—		—	—	—		—	—	—	(3)		(3)
Operating income (loss)	385	441	826		367		70	437	1,007		16	3	6	(228)		2,067

Interest expense, net	—	—	—		12		—	12	6		—	—	2	128		148
Provision for income taxes	—	—	—		145		17	162	404		—	—	—	37		603
Total assets at June 30, 2021	2,635	5,288	7,923		8,795		1,795	10,590	18,461		1,740	271	1,117	5,334		45,436
Capital expenditures	22	47	69		23		3	26	314		2	—	7	15		433

Three Months Ended June 30, 2020
Revenues:
Unaffiliated customers	$20	$16	$36		$471		$106	$577	$683	[a]	$—	$1,106	$464	$188	[b]	$3,054
Intersegment	447	505	952	[e]	52		—	52	35		58	8	2	(1,107)		—
Production and delivery	348	439	787		334		104	438	378		61	1,138	446	(854)		2,394
Depreciation, depletion and amortization	43	46	89		88		14	102	124		15	6	7	15		358
Metals inventory adjustments	—	(89)	(89)		—		(57)	(57)	—		1	1	—	5		(139)
Selling, general and administrative expenses	—	1	1		1		—	1	28		—	—	5	56		91
Mining exploration and research expenses	—	1	1		—		—	—	—		—	—	—	17		18
Environmental obligations and shutdown costs	—	—	—		—		—	—	—		—	—	—	11		11
Operating income (loss)	76	123	199		100		45	145	188		(19)	(31)	8	(169)		321

Interest expense, net	1	—	1		20		—	20	1		—	—	1	92		115
Provision for (benefit from) income taxes	—	—	—		29		16	45	78		—	—	1	(28)		96
Total assets at June 30, 2020	2,697	5,198	7,895		8,515		1,631	10,146	16,848		1,777	259	726	2,579		40,230
Capital expenditures	27	121	148		31		20	51	308		4	2	5	9		527
a.Includes PT-FI's sales to PT Smelting totaling $756 million in second-quarter 2021 and $433 million in second-quarter 2020.
b.Includes revenues from FCX's molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America and South America copper mines.
c.Includes nonrecurring charges totaling $69 million associated with labor-related charges at Cerro Verde for agreements reached with 57 percent of its hourly employees.
d.Includes charges associated with the major maintenance turnaround at the Miami smelter totaling $19 million.
e.Includes hedging losses totaling $24 million related to forward sales contracts covering 150 million pounds of copper sales for May and June 2020 at a fixed price of $2.34 per pound.

(In millions)
													Atlantic	Corporate,
	North America Copper Mines				South America Mining								Copper	Other
					Cerro				Indonesia		Molybdenum	Rod &	Smelting	& Elimi-		FCX
	Morenci	Other	Total		Verde		Other	Total	Mining		Mines	Refining	& Refining	nations		Total
Six months ended June 30, 2021
Revenues:
Unaffiliated customers	$61	$83	$144		$1,742		$363	$2,105	$3,136	[a]	$—	$2,998	$1,481	$734	[b]	$10,598
Intersegment	1,285	1,763	3,048		165		—	165	108		159	13	—	(3,493)		—
Production and delivery	620	1,054	1,674		930	[c]	209	1,139	983		113	3,007	1,448	(2,511)	[d]	5,853
Depreciation, depletion and amortization	74	107	181		171		24	195	446		32	2	15	31		902
Metals inventory adjustments	—	—	—		—		—	—	—		1	—	—	—		1
Selling, general and administrative expenses	1	1	2		4		—	4	53		—	—	12	116		187
Mining exploration and research expenses	—	—	—		—		—	—	—		—	—	—	21		21
Environmental obligations and shutdown costs	1	—	1		—		—	—	—		—	—	—	37		38
Net gain on sales of assets	—	—	—		—		—	—	—		—	—	—	(3)		(3)
Operating income (loss)	650	684	1,334		802		130	932	1,762		13	2	6	(450)		3,599

Interest expense, net	—	—	—		25		—	25	7		—	—	3	258		293
Provision for (benefit from) income taxes	—	—	—		318		38	356	719		—	—	—	(29)		1,046
Capital expenditures	32	63	95		43		4	47	624		3	1	13	20		803

Six months ended June 30, 2020
Revenues:
Unaffiliated customers	$22	$23	$45		$847		$204	$1,051	$1,128	[a]	$—	$2,221	$893	$514	[b]	$5,852
Intersegment	889	1,039	1,928	[e]	90		—	90	35		129	16	13	(2,211)		—
Production and delivery	697	950	1,647		758		214	972	721		127	2,257	857	(1,642)		4,939
Depreciation, depletion and amortization	87	94	181		181		29	210	225		31	8	14	30		699
Metals inventory adjustments	4	52	56		—		3	3	—		5	1	—	18		83
Selling, general and administrative expenses	1	1	2		3		—	3	56		—	—	10	130		201
Mining exploration and research expenses	—	2	2		—		—	—	—		—	—	—	32		34
Environmental obligations and shutdown costs	—	—	—		—		—	—	—		—	1	—	36		37
Net loss on sales of assets	—	—	—		—		—	—	—		—	—	—	11		11
Operating income (loss)	122	(37)	85		(5)		(42)	(47)	161		(34)	(30)	25	(312)		(152)

Interest expense, net	2	—	2		48		—	48	2		—	—	4	186		242
(Benefit from) provision for income taxes	—	—	—		(23)		(10)	(33)	90		—	—	1	(22)		36
Capital expenditures	71	261	332		90		35	125	634		11	4	11	20		1,137
a.Includes PT-FI's sales to PT Smelting totaling $1.5 billion for the first six months of 2021 and $813 million for the first six months of 2020.
b.Includes revenues from FCX's molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America and South America copper mines.
c.Includes nonrecurring charges totaling $69 million associated with labor-related charges at Cerro Verde for agreements reached with 57 percent of its hourly employees.
d.Includes charges associated with the major maintenance turnaround at the Miami smelter totaling $87 million.
e.Includes hedging losses totaling $24 million related to forward sales contracts covering 150 million pounds of copper sales for May and June 2020 at a fixed price of $2.34 per pound.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Freeport-McMoRan Inc.

Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of Freeport-McMoRan Inc. (the Company) as of June 30, 2021, the related consolidated statements of operations, comprehensive income (loss), and equity for the three- and six-month periods ended June 30, 2021 and 2020, the related consolidated statements of cash flows for the six-month periods ended June 30, 2021 and 2020, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
August 5, 2021

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

Our results for the first six months of 2021 reflect strong operating and financial performance, and cash flow generation. We achieved the balance sheet targets outlined in our financial policy adopted earlier this year, and believe that we are well positioned to increase cash returns to shareholders and for investments in long-term future growth. We continue to execute our operating plans in a safe, efficient and responsible manner and remain focused on building long-term value through solid management of our portfolio of long-lived and high-quality copper assets.

The ramp-up of underground mining at PT Freeport Indonesia (PT-FI) is advancing on schedule and Cerro Verde's concentrator facilities have performed well with milling rates averaging 382,100 metric tons of ore per day for the first six months of 2021. Our Lone Star copper leach project, which was successfully completed in the second half of 2020, has achieved design capacity approximating 200 million pounds of copper annually with potential for further increases. Refer to “Operations” for further discussion.

Net income (loss) attributable to common stock totaled $1.1 billion in second-quarter 2021, $53 million in second-quarter 2020, $1.8 billion for the first six months of 2021 and $(438) million for the first six months of 2020. Results for the 2021 periods, compared with the 2020 periods, reflect higher copper prices and volumes, partly offset by a higher provision for income taxes. The results for the 2020 periods also reflect charges directly associated with the COVID-19 pandemic and revised operating plans, including employee separation costs, totaling $144 million in second-quarter 2020 and $153 million for the first six months of 2020. Refer to “Consolidated Results” for further discussion.

We continue to monitor the impact of the COVID-19 pandemic on our business and maintain our vigilant operating protocols to contain and mitigate the risk of spread of COVID-19 at each of our operating sites. To date, our protocols have been effective in mitigating and preventing a major outbreak of COVID-19 at our operating sites. We will continue to monitor, assess and update our COVID-19 response and to provide assistance to employees in obtaining vaccinations.

At June 30, 2021, we had consolidated debt of $9.7 billion and consolidated cash and cash equivalents of $6.3 billion, resulting in net debt of $3.4 billion. This represents a reduction in net debt of $2.7 billion from year-end 2020. Refer to “Net Debt” for reconciliations of debt and cash and cash equivalents to net debt.

At June 30, 2021, we had no borrowings and $3.5 billion available under our revolving credit facility. We have $1.1 billion in debt maturities through 2022, including our 3.55% Senior Notes ($0.5 billion) and the Cerro Verde Term Loan ($0.5 billion). Refer to Note 5 and “Capital Resources and Liquidity” for further discussion.

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

Consolidated Sales Volumes
Following are our projected consolidated sales volumes for the year 2021:

Copper (millions of recoverable pounds):
North America copper mines	1,465
South America mining	1,050
Indonesia mining	1,335
Total	3,850

Gold (millions of recoverable ounces)	1.3

Molybdenum (millions of recoverable pounds)	86	[a]

a.Projected molybdenum sales include 28 million pounds produced by our Molybdenum mines and 58 million pounds produced by our North America and South America copper mines.

Consolidated sales volumes in third-quarter 2021 are expected to approximate 1.035 billion pounds of copper, 360 thousand ounces of gold and 21 million pounds of molybdenum. Projected sales volumes are dependent on operational performance, continued progress of the ramp-up of underground mining at PT-FI, impacts and duration of the COVID-19 pandemic, weather-related conditions, timing of shipments, and other factors.

For other important factors that could cause results to differ materially from projections, refer to “Cautionary Statement” and “Risk Factors” contained in Part I, Item 1A. of our 2020 Form 10-K.

Consolidated Unit Net Cash Costs
Assuming average prices of $1,800 per ounce of gold and $16.00 per pound of molybdenum for the second half of 2021 and achievement of current sales volume and cost estimates, consolidated unit net cash costs (net of by-product credits) for our copper mines are expected to average $1.35 per pound of copper for the year 2021 (including $1.33 per pound of copper in third-quarter 2021). The impact of price changes for the second half of 2021 on consolidated unit net cash costs for the year 2021 would approximate $0.02 per pound of copper for each $100 per ounce change in the average price of gold and $0.01 per pound of copper for each $2 per pound change in the average price of molybdenum. Quarterly unit net cash costs vary with fluctuations in sales volumes and realized prices, primarily for gold and molybdenum.
Consolidated Operating Cash Flows
Our consolidated operating cash flows vary with sales volumes; prices realized from copper, gold and molybdenum sales; production costs; income taxes; other working capital changes; and other factors. Based on current sales volume and cost estimates, and assuming average prices of $4.25 per pound for copper, $1,800 per ounce for gold, and $16.00 per pound for molybdenum for the second half of 2021, our consolidated operating cash flows are estimated to approximate $7.5 billion (including $0.4 billion of working capital and other sources) for the year 2021. Estimated consolidated operating cash flows for the year 2021 also reflect an estimated income tax provision of $2.5 billion (refer to “Consolidated Results – Income Taxes” for further discussion of our projected income tax rate for the year 2021). The impact of price changes for the second half of 2021 on operating cash flows would approximate $200 million for each $0.10 per pound change in the average price of copper, $50 million for each $100 per ounce change in the average price of gold and $55 million for each $2 per pound change in the average price of molybdenum.

Consolidated Capital Expenditures
Consolidated capital expenditures, excluding estimated expenditures associated with Indonesia smelter development, are expected to approximate $2.2 billion for the year 2021, including $1.4 billion for major projects, primarily associated with underground development activities in the Grasberg minerals district.

Indonesia smelter development expenditures are currently expected to approximate $0.4 billion for the year 2021 (including $0.3 billion during the second half of 2021). All costs of smelter development in Indonesia will be shared 49 percent by FCX and 51 percent by PT Indonesia Asahan Aluminium (Persero) (PT Inalum, also known as MIND ID), and will be largely offset by a phase-out of the 5 percent export duty currently paid to the Indonesia government as well as the tax deductibility of smelter costs by PT-FI. PT-FI plans to use its $1 billion, five-year, unsecured credit facility (refer to Note 5) and additional debt financing to fund these projects.

MARKETS

World prices for copper, gold and molybdenum can fluctuate significantly. During the period from January 2011 through June 2021, the London Metal Exchange (LME) copper settlement price varied from a low of $1.96 per pound in 2016 to a record high of $4.86 per pound in 2021; the London Bullion Market Association (London) PM gold price fluctuated from a low of $1,049 per ounce in 2015 to a record high of $2,067 per ounce in 2020; and the Metals Week Molybdenum Dealer Oxide weekly average price ranged from a low of $4.46 per pound in 2015 to a high of $19.90 per pound in 2021. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in “Risk Factors” contained in Part I, Item 1A. of our 2020 Form 10-K.

LME Copper Prices

Through June 30, 2021

1,500
1,200
900
600
300
-
000s of metric tons
$5.00
$4.50
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$-
Dollars per pound
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
Exchange Stocks

Exchange Stocks

LME Copper Prices

This graph presents LME copper settlement prices and the combined reported stocks of copper at the LME, Commodity Exchange Inc., and the Shanghai Futures Exchange from January 2011 through June 2021. During second-quarter 2021, LME copper settlement prices ranged from a low of $3.98 per pound to a high of $4.86 per pound, averaged $4.40 per pound and settled at $4.26 per pound on June 30, 2021. As China's economy began to recover from the COVID-19 pandemic, copper prices increased throughout 2020 and reached a record high during second-quarter 2021 before moderating in June 2021 as a result of a strengthening U.S. dollar and China's announcement that it would begin selling stockpiled metal commodities, including copper, to curb rising commodity costs. The LME copper settlement price was $4.42 per pound on July 30, 2021.

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

London Gold Prices
Through June 30, 2021
$2,250
$2,050
$1,850
$1,650
$1,450
$1,250
$1,050
$850
$650
Dollars per ounce
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021

This graph presents London PM gold prices from January 2011 through June 2021. During second-quarter 2021, London PM gold prices ranged from a low of $1,726 per ounce to a high of $1,903 per ounce, averaged $1,816 per ounce, and closed at $1,763 per ounce on June 30, 2021. While the continued global economic recovery has put downward pressure on gold prices, many analysts expect gold prices to remain supported by the effects of elevated debt levels associated with large pandemic-related stimulus efforts, historically low U.S. interest rates and a weaker U.S. dollar. The London PM gold price was $1,826 per ounce on July 30, 2021.

Metals Week Molybdenum Dealer Oxide Prices
Through June 30, 2021
$25
$20
$15
$10
$5
$0
Dollars per pound
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021

This graph presents the Metals Week Molybdenum Dealer Oxide weekly average price from January 2011 through June 2021. During second-quarter 2021, the weekly average price of molybdenum ranged from a low of $10.99 per pound to a high of $19.90 per pound, averaged $13.81 per pound, and was $18.95 per pound on June 30, 2021. Molybdenum prices have reacted to supply concerns as mines in both Chile and Peru reported lower production and logistics challenges continued globally. The Metals Week Molybdenum Dealer Oxide weekly average price was $18.13 per pound on July 30, 2021.

CONSOLIDATED RESULTS

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
SUMMARY FINANCIAL DATA	(in millions, except per share amounts)
Revenues[a,b]	$5,748		$3,054		$10,598		$5,852
Operating income (loss)[a,c]	$2,067	[d,e,f]	$321	[g]	$3,599	[d,e,f,g]	$(152)	[e,g]
Net income (loss) attributable to common stock[h]	$1,083	[i]	$53	[j,k,l]	$1,801	[i]	$(438)	[j,k,l]
Diluted net income (loss) per share of common stock	$0.73		$0.03		$1.21		$(0.30)
Diluted weighted-average common shares outstanding	1,483		1,458		1,480		1,453

Operating cash flows[m]	$2,395		$491		$3,470		$453
Capital expenditures	$433		$527		$803		$1,137
At June 30:
Cash and cash equivalents	$6,313		$1,465		$6,313		$1,465
Total debt, including current portion	$9,695		$9,914		$9,695		$9,914

a.Refer to Note 9 for a summary of revenues and operating income (loss) by operating division.
b.Includes favorable (unfavorable) adjustments to prior period provisionally priced concentrate and cathode copper sales totaling $173 million ($66 million to net income attributable to common stock or $0.05 per share) in second-quarter 2021, $55 million ($19 million to net income attributable to common stock or $0.01 per share) in second-quarter 2020, $169 million ($65 million to net income attributable to common stock or $0.04 per share) for the first six months of 2021 and $(102) million ($(43) million to net loss attributable to common stock or $(0.03) per share) for the first six months of 2020 (refer to Note 6 for further discussion).
c.Includes net charges associated with environmental obligations and related litigation reserves totaling $20 million ($20 million to net income attributable to common stock or $0.01 per share) in second-quarter 2021, $1 million ($1 million to net income attributable to common stock or less than $0.01 per share) in second-quarter 2020, $17 million ($17 million to net income attributable to common stock or $0.01 per share) for the first six months of 2021 and $15 million ($15 million to net loss attributable to common stock or $0.01 per share) for the first six months of 2020.
d.The second quarter and first six months of 2021 include nonrecurring labor-related charges totaling $69 million ($22 million to net income attributable to common stock or $0.01 per share) at Cerro Verde for agreements reached with 57 percent of its hourly employees. Refer to “Operations – South America Mining” for further discussion.
e.Includes net gains (losses) on sales of assets totaling $3 million ($3 million to net income attributable to common stock or less than $0.01 per share) for the second quarter and first six months of 2021 and $(11) million ($(11) million to net loss attributable to common stock or $0.01 per share) for the first six months of 2020.
f.Second-quarter 2021 includes net credits totaling $10 million ($10 million to net income attributable to common stock or $0.01 per share) associated with asset retirement obligation adjustments. The first six months of 2021 also include other net charges totaling $23 million ($20 million to net income attributable to common stock or $0.01 per share) primarily associated with employee separation charges, international tax matters and asset retirement obligation adjustments.
g.Includes metals inventory adjustments totaling $139 million ($101 million to net income attributable to common stock or $0.07 per share) in second-quarter 2020, $(1) million ($(1) million to net income attributable to common stock or less than $(0.01) per share) for the first six months of 2021 and $(83) million ($(81) million to net loss attributable to common stock or $(0.06) per share) for the first six months of 2020.
h.We defer recognizing profits on intercompany sales until final sales to third parties occur. Refer to “Operations – Smelting and Refining” for a summary of net impacts from changes in these deferrals.
i.Includes net charges associated with contested matters at PT-FI totaling $32 million ($28 million to net income attributable to common stock or 0.02 per share) in second-quarter 2021 and $54 million ($48 million to net income attributable to common stock or 0.03 per share) for the first six months of 2021. These charges were recorded to production and delivery ($17 million in second-quarter 2021 and $30 million for the first six months of 2021), interest expense, net ($4 million in second-quarter 2021 and $8 million for the first six months of 2021) and other income, net ($11 million in second-quarter 2021 and $16 million for the first six months of 2021).
j.Includes after-tax net losses on early extinguishment of debt totaling $9 million ($0.01 per share) in second-quarter 2020 and $41 million ($0.03 per share) for the first six months of 2020.
k.Includes charges totaling $196 million ($144 million to net income attributable to common stock or $0.10 per share) in second-quarter 2020 and $224 million ($153 million to net loss attributable to common stock or $0.11 per share) for the first six months of 2020 associated with the COVID-19 pandemic and revised operating plans, including employee separation costs. These charges were recorded to production and delivery ($153 million in second-quarter 2020 and $173 million for the first six months of 2020); depreciation, depletion and amortization ($21 million in second-quarter 2020 and $29 million for the first six months of 2020); selling, general and administrative ($15 million for each of the second quarter and first six months of 2020) and mining exploration and research expense ($7 million for each of the second quarter and first six months of 2020).
l.Includes net tax credits of $53 million ($0.04 per share) in second-quarter 2020 and $52 million ($0.04 per share) for the first six months of 2020. Refer to “Income Taxes” for further discussion of these net tax credits.
m.Working capital and other sources totaled $523 million in second-quarter 2021, $22 million in second-quarter 2020, $187 million for the first six months of 2021 and $141 million for the first six months of 2020.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
SUMMARY OPERATING DATA
Copper (millions of recoverable pounds)
Production	913		767		1,823		1,498
Sales, excluding purchases	929		759		1,754		1,488
Average realized price per pound	$4.34		$2.55	[a]	$4.25		$2.53	[a]
Site production and delivery costs per pound[b]	$2.02	[c]	$1.82	[d]	$1.94	[c]	$2.00	[d]
Unit net cash costs per pound[b]	$1.48		$1.47		$1.44		$1.68
Gold (thousands of recoverable ounces)
Production	305		191		602		347
Sales, excluding purchases	305		184		563		328
Average realized price per ounce	$1,794		$1,749		$1,785		$1,709
Molybdenum (millions of recoverable pounds)
Production	20		19		40		38
Sales, excluding purchases	22		18		43		39
Average realized price per pound	$13.11		$10.53		$12.38		$10.84

a.Includes reductions to average realized prices of $0.03 per pound of copper in second-quarter 2020 and $0.02 per pound of copper for the first six months of 2020 related to forward sales contracts covering 150 million pounds of copper sales for May and June 2020 at a fixed price of $2.34 per pound. There are no remaining forward sales contracts.
b.Reflects per pound weighted-average production and delivery costs and unit net cash costs (net of by-product credits) for all copper mines, before net noncash and other costs. For reconciliations of per pound unit costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements, refer to “Product Revenues and Production Costs.”
c.Includes $0.07 per pound of copper in second-quarter 2021 and $0.04 per pound of copper for the first six months of 2021 associated with nonrecurring labor-related charges at Cerro Verde for agreements reached with 57 percent of its hourly employees. Refer to “Operations – South America Mining” for further discussion.
d.Excludes charges totaling $0.20 per pound of copper in second-quarter 2020 and $0.12 per pound of copper for the first six months of 2020, primarily associated with idle facility and contract cancellations costs related to the COVID-19 pandemic and employee separation costs associated with the April 2020 revised operating plans.

Revenues
Consolidated revenues totaled $5.7 billion in second-quarter 2021, $3.1 billion in second-quarter 2020, $10.6 billion for the first six months of 2021 and $5.9 billion for the first six months of 2020. Revenues from our mining operations primarily include the sale of copper concentrate, copper cathode, copper rod, gold in concentrate and molybdenum. Refer to Note 9 for a summary of product revenues.

Following is a summary of changes in our consolidated revenues between periods (in millions):

	Three Months Ended June 30	Six Months Ended June 30

Consolidated revenues - 2020 period	$3,054	$5,852
Higher sales volumes:
Copper	435	674
Gold	215	402
Molybdenum	43	38
Higher average realized prices:
Copper	1,664	3,017
Gold	14	43
Molybdenum	56	66
Adjustments for prior period provisionally priced copper sales	118	271
Higher Atlantic Copper revenues	328	575
Higher revenues from purchased copper	144	127
Higher treatment charges	(26)	(43)
Higher royalties and export duties	(84)	(152)
Other, including intercompany eliminations	(213)	(272)
Consolidated revenues - 2021 period	$5,748	$10,598

Sales Volumes. Consolidated copper and gold sales volumes increased in the 2021 periods, compared to the 2020 periods, primarily reflecting continued progress of the ramp-up of underground mining at PT-FI. Refer to “Operations” for further discussion of sales volumes at our mining operations.

Realized Prices. Our consolidated revenues can vary significantly as a result of fluctuations in the market prices of copper, gold and molybdenum. Average realized prices for second-quarter 2021, compared with second-quarter 2020, were 70 percent higher for copper, 3 percent higher for gold and 25 percent higher for molybdenum and average realized prices for the first six months of 2021, compared with the first six months of 2020, were 68 percent higher for copper, 4 percent higher for gold and 14 percent higher for molybdenum.
Average realized copper prices include net (unfavorable) favorable adjustments to current period provisionally priced copper sales totaling $(55) million in second-quarter 2021, $107 million in second-quarter 2020, $156 million for the first six months of 2021 and $26 million for the first six months of 2020. As discussed in Note 6, substantially all of our copper concentrate and cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) based primarily on quoted LME monthly average copper prices. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on provisionally priced concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until final pricing on the date of settlement. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs.

Prior Period Provisionally Priced Copper Sales. Net favorable (unfavorable) adjustments to prior periods’ provisionally priced copper sales (i.e., provisionally priced sales at March 31, 2021 and 2020, and December 31,
2020 and 2019) recorded in consolidated revenues totaled $173 million in second-quarter 2021, $55 million in second-quarter 2020, $169 million for the first six months of 2021 and $(102) million for the first six months of 2020. Refer to Notes 6 and 9 for a summary of total adjustments to prior period and current period provisionally priced sales.

At June 30, 2021, we had provisionally priced copper sales totaling 368 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average of $4.25 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the June 30, 2021, provisional price recorded would have an approximate $12 million effect on our 2021 net income attributable to common stock. The LME copper price settled at $4.42 per pound on July 30, 2021.

Atlantic Copper Revenues. Atlantic Copper revenues totaled $794 million in second-quarter 2021 and $1.5 billion for the first six months of 2021, compared with $466 million in second-quarter 2020 and $906 million for the first six months of 2020. Higher revenues in the 2021 periods, compared with the 2020 periods, primarily reflect higher copper prices.

Purchased Copper. We purchase copper cathode primarily for processing by our Rod & Refining operations. The volumes of copper purchases vary depending on cathode production from our operations and totaled 68 million pounds in second-quarter 2021, 71 million pounds in second-quarter 2020, 121 million pounds for the first six months of 2021 and 159 million pounds for the first six months of 2020. The increase in revenues associated with purchased copper in the 2021 periods, compared to the 2020 periods, reflects higher copper prices.

Treatment Charges. Revenues from our concentrate sales are recorded net of treatment charges (i.e., fees paid to smelters that are generally negotiated annually), which will vary with the sales volumes and the price of copper.

Royalties and Export Duties. Royalties are primarily on PT-FI sales and vary with the volume of metal sold and the prices of copper and gold. PT-FI will continue to pay export duties until development progress for new domestic smelting with an annual capacity of 2 million metric tons of concentrate exceeds 50 percent. Refer to “Operations – Indonesia Mining” for further discussion of the current progress on a greenfield smelter in Indonesia and to Note 9 for a summary of royalty expense and export duties.

Production and Delivery Costs
Consolidated production and delivery costs totaled $3.1 billion in second-quarter 2021, $2.4 billion in second-quarter 2020, $5.9 billion for the first six months of 2021 and $4.9 billion for the first six months of 2020. Higher consolidated production and delivery costs in the 2021 periods primarily reflect higher sales volumes, higher milling and mining costs and nonrecurring labor-related charges at Cerro Verde for agreements reached with 57 percent of its hourly employees. The 2020 periods also include charges associated with the COVID-19 pandemic and revised operating plans.

Site Production and Delivery Costs Per Pound. Site production and delivery costs for our copper mining operations primarily include labor, energy and commodity-based inputs, such as sulphuric acid, reagents, liners, tires and explosives. Consolidated site production and delivery costs (before net noncash and other costs) for our copper mines averaged $2.02 per pound of copper in second-quarter 2021, $1.82 per pound of copper in second-quarter 2020, $1.94 per pound of copper for the first six months of 2021 and $2.00 per pound of copper for the first six months of 2020.

Consolidated site production and delivery costs per pound in the second quarter and first six months of 2021, compared with the second quarter and first six months of 2020, primarily reflected higher mining and milling costs and nonrecurring labor-related charges at Cerro Verde, partly offset by higher sales volumes. Consolidated site production and delivery costs for the 2020 periods excluded charges primarily associated with the COVID-19 pandemic and the April 2020 revised operating plans. Refer to “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements.

Depreciation, Depletion and Amortization
Depreciation will vary under the unit-of-production (UOP) method as a result of changes in sales volumes and the related UOP rates at our mining operations. Consolidated depreciation, depletion and amortization (DD&A) totaled $483 million in second-quarter 2021, $358 million in second-quarter 2020, $902 million for the first six months of 2021 and $699 million for the first six months of 2020. Higher DD&A in the 2021 periods is primarily related to assets placed in service and higher sales volumes associated with the ramp-up of underground mining at PT-FI.

Metals Inventory Adjustments
Net realizable value metals inventory adjustments totaled a net credit of $139 million in second-quarter 2020 and net charges of $1 million for the first six months of 2021 and $83 million for the first six months of 2020. Metals inventory adjustments in 2020 were related to volatility in copper and molybdenum prices associated with the COVID-19 pandemic.

Interest Expense, Net
Consolidated interest costs (before capitalization) totaled $165 million in second-quarter 2021, $159 million in second-quarter 2020, $325 million for the first six months of 2021 and $330 million for the first six months of 2020.

Capitalized interest varies with the level of qualifying assets associated with our development projects and average interest rates on our borrowings, and totaled $17 million in second-quarter 2021, $44 million in second-quarter 2020, $32 million for the first six months of 2021 and $88 million for the first six months of 2020. The decrease in capitalized interest in the 2021 periods, compared with the 2020 periods, is primarily related to significant assets at PT-FI’s underground mines being placed in service. Refer to “Capital Resources and Liquidity - Investing Activities” for discussion of capital expenditures associated with our major development projects.

Income Taxes
Following is a summary of the approximate amounts used in the calculation of our consolidated income tax (provision) benefit (in millions, except percentages):

	Six Months Ended June 30,
	2021					2020
	Income (Loss)[a]	Effective Tax Rate		Income Tax (Provision) Benefit		Income (Loss)[a]	Effective Tax Rate		Income Tax (Provision) Benefit
U.S.[b]	$743	—%		$(3)	[c]	$(581)	10%		$58	[d]
South America	923	39%		(356)		(57)	58%		33
Indonesia	1,759	41%		(719)		169	54%		(91)	[e]
Eliminations and other	(99)	N/A		5		74	N/A		(16)
Rate adjustment[f]	—	N/A		27		—	N/A		(20)
Consolidated FCX	$3,326	31%	[g]	$(1,046)		$(395)	(9)%	[g,h]	$(36)

a.Represents income (loss) before income taxes and equity in affiliated companies’ net earnings.
b.In addition to our North America mining operations, the U.S. jurisdiction reflects corporate-level expenses, which include interest expense associated with senior notes, general and administrative expenses, and environmental obligations and shutdown costs.
c.Includes valuation allowance release on prior year unbenefited net operating losses.
d.Includes a tax credit of $53 million associated with the reversal of a year-end 2019 tax charge related to the sale of our interest in the lower zone of the Timok exploration project in Serbia. Also includes a tax credit of $6 million associated with the removal of a valuation allowance on deferred tax assets.
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
h.Our U.S. jurisdiction generated net losses in the first six months of 2020 that did not result in a realized tax benefit; applicable accounting rules required us to adjust our estimated annual effective tax rate to exclude the impact of U.S. net losses.

Assuming achievement of current sales volume and cost estimates and average prices of $4.25 per pound for copper, $1,800 per ounce for gold and $16.00 per pound for molybdenum for the second half of 2021, we estimate our consolidated effective tax rate for the year 2021 would approximate 31 percent. Changes in projected sales volumes and average prices during 2021 would incur tax impacts at estimated effective rates of 40 percent for Peru, 38 percent for Indonesia and 0 percent for the U.S.

The net 0 percent U.S. estimated effective tax rate for the year 2021 includes approximately $175 million of valuation allowance reversal related to an expected $850 million use of U.S. federal net operating losses during 2021.

OPERATIONS

Responsible Production
2020 Annual Report on Sustainability. In April 2021, we published our 2020 Annual Report on Sustainability, which is available on our website at fcx.com. We have a long history of environmental, social and governance (ESG) programs and are continuously striving to improve and respond to evolving stakeholder expectations. This report marked our 20th year of reporting on our sustainability progress and our first year reporting in alignment with the Sustainability Accounting Standards Board Metals & Mining framework. We are committed to building upon our achievements in sustainability and seek to contribute positively to society by supplying the world with responsibly produced copper.

The Copper Mark. The Copper Mark is a robust assurance framework that demonstrates the copper industry's responsible production practices and contribution to the United Nations Sustainable Development Goals. To date, we have six sites that have achieved the Copper Mark (the Morenci operations, Miami smelter and mine, and El Paso refinery in North America; Cerro Verde and El Abra mines in South America; and Atlantic Copper smelter and refinery in Spain). In June 2021, we commenced the Copper Mark assessment process at five additional operating sites, including Bagdad, Chino, Tyrone, Safford and Sierrita. Each of these sites will complete an external assurance process to assess conformance with the Copper Mark’s 32 ESG requirements, with a goal of being awarded the Copper Mark. We have future plans to validate all of our copper producing sites with the Copper Mark requirements.

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

Operating and Development Activities. Our North America operating sites continue to achieve strong execution of operating plans. We successfully completed the initial development of the Lone Star copper leach project in the second half of 2020, and current operations are exceeding initial design capacity approximating 200 million pounds annually. We continue to advance opportunities to increase operating rates and for development of the large-scale sulfide resource at Lone Star, including evaluating a potential additional incremental oxide expansion to increase volumes to over 300 million pounds of copper per year.

We have substantial resources in the U.S., primarily associated with existing mining operations. Evaluation of project options for future growth are under way. In addition to Lone Star, we are actively advancing studies to add new capacity at our long-lived Bagdad operation in northwest Arizona.

Operating Data. Following is summary consolidated operating data for the North America copper mines:

	Three Months Ended June 30,			Six months ended June 30,
	2021	2020		2021	2020
Operating Data, Net of Joint Venture Interests
Copper (millions of recoverable pounds)
Production	360	368		713	714
Sales, excluding purchases	389	368		697	723
Average realized price per pound	$4.42	$2.42	[a]	$4.19	$2.50	[a]

Molybdenum (millions of recoverable pounds)
Production[b]	9	9		17	17

100% Operating Data
Leach operations
Leach ore placed in stockpiles (metric tons per day)	688,000	744,000		696,500	736,100
Average copper ore grade (percent)	0.30	0.28		0.29	0.28
Copper production (millions of recoverable pounds)	265	265		527	500

Mill operations
Ore milled (metric tons per day)	264,700	286,200		266,300	309,800
Average ore grade (percent):
Copper	0.36	0.37		0.37	0.34
Molybdenum	0.03	0.02		0.03	0.02
Copper recovery rate (percent)	82.4	84.6		80.5	85.8
Copper production (millions of recoverable pounds)	155	176		306	354

a.Includes reductions to average realized prices of $0.06 per pound of copper in second-quarter 2020 and $0.03 per pound of copper for the first six months of 2020 related to forward sales contracts covering 150 million pounds of copper sales for May and June 2020 at a fixed price of $2.34 per pound. There are no remaining forward sales contracts.
b.Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at the North America copper mines.

Our consolidated copper sales volumes from North America totaled 389 million pounds in second-quarter 2021, 368 million pounds in second-quarter 2020, 697 million pounds for the first six months of 2021 and 723 million pounds for the first six months of 2020. The changes in sales volumes for the 2021 periods, compared with the 2020 periods, primarily reflect timing of shipments.

North America copper sales are estimated to approximate 1.47 billion pounds for the year 2021, compared with 1.4 billion pounds for the year 2020.

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

	Three Months Ended June 30,
	2021			2020
	By- Product Method	Co-Product Method		By- Product Method		Co-Product Method
		Copper	Molyb- denum[a]			Copper	Molyb- denum[a]
Revenues, excluding adjustments	$4.42	$4.42	$11.75	$2.42	[b]	$2.42	$8.33

Site production and delivery, before net noncash and other costs shown below	2.14	2.03	6.86	1.85		1.73	6.76
By-product credits	(0.25)	—	—	(0.17)		—	—
Treatment charges	0.08	0.07	—	0.10		0.10	—
Unit net cash costs	1.97	2.10	6.86	1.78		1.83	6.76
DD&A	0.26	0.25	0.55	0.24		0.22	0.55
Metals inventory adjustments	—	—	—	(0.24)		(0.24)	—
Noncash and other costs, net	0.08	0.08	0.06	0.09	[c]	0.09	0.08
Total unit costs	2.31	2.43	7.47	1.87		1.90	7.39
Revenue adjustments, primarily for pricing on prior period open sales	0.02	0.02	—	0.02		0.02	—
Gross profit per pound	$2.13	$2.01	$4.28	$0.57		$0.54	$0.94

Copper sales (millions of recoverable pounds)	389	389		368		368
Molybdenum sales (millions of recoverable pounds)[a]			9				9

	Six months ended June 30,
	2021			2020
	By- Product Method	Co-Product Method		By- Product Method		Co-Product Method
		Copper	Molyb- denum[a]			Copper	Molyb- denum[a]
Revenues, excluding adjustments	$4.19	$4.19	$11.12	$2.50	[b]	$2.50	$8.99

Site production and delivery, before net noncash and other costs shown below	2.09	1.96	6.76	2.00		1.85	7.81
By-product credits	(0.27)	—	—	(0.19)		—	—
Treatment charges	0.09	0.09	—	0.10		0.10	—
Unit net cash costs	1.91	2.05	6.76	1.91		1.95	7.81
DD&A	0.26	0.24	0.51	0.25		0.23	0.64
Metals inventory adjustments	—	—	—	0.08		0.07	—
Noncash and other costs, net	0.11	0.11	0.06	0.09	[c]	0.09	0.15
Total unit costs	2.28	2.40	7.33	2.33		2.34	8.60
Revenue adjustments, primarily for pricing on prior period open sales	0.01	0.01	—	(0.03)		(0.03)	—
Gross profit per pound	$1.92	$1.80	$3.79	$0.14		$0.13	$0.39

Copper sales (millions of recoverable pounds)	697	697		722		722
Molybdenum sales (millions of recoverable pounds)[a]			17				17
a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.
b.Includes reductions to average realized prices of $0.06 per pound of copper in second-quarter 2020 and $0.03 per pound of copper for the first six months of 2020 related to forward sales contracts covering 150 million pounds of copper sales for May and June 2020 at a fixed price of $2.34 per pound. There are no remaining forward sales contracts.
c.Includes charges totaling $0.06 per pound of copper in second-quarter 2020 and $0.03 per pound of copper for the first six months of 2020, primarily associated with the April 2020 revised operating plans (including employee separation costs) and the COVID-19 pandemic.

Our North America copper mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) for the North America copper mines of $1.97 per pound of copper in second-quarter 2021 were higher than unit net cash costs of $1.78 per pound in second-quarter 2020, primarily reflecting costs associated with higher mining and milling rates and higher maintenance and input costs, partly offset by higher by-product credits. Average unit net cash costs (net of by-product credits) of $1.91 per pound of copper for first six months of 2021 approximated average unit net cash costs for the first six months of 2020.

Because certain assets are depreciated on a straight-line basis, North America’s average unit depreciation rate may vary with asset additions and the level of copper production and sales.

Average unit net cash costs (net of by-product credits) for our North America copper mines are expected to approximate $1.91 per pound of copper for the year 2021, based on achievement of current sales volume and cost estimates and assuming an average molybdenum price of $16.00 per pound for the second half of 2021. North America’s average unit net cash costs for the year 2021 would change by approximately $0.02 per pound for each $2 per pound change in the average price of molybdenum for the second half of 2021.

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

Cerro Verde Labor Agreement.
During second-quarter 2021, Cerro Verde reached agreements with 57 percent of its hourly employees (including early agreement of a new four-year collective labor agreement (CLA) with one of its three unions) and incurred nonrecurring charges totaling $69 million associated with these agreements. Negotiations for new CLAs for Cerro Verde's remaining hourly employees are ongoing. The current CLA is scheduled to expire on August 31, 2021.

Operating and Development Activities. Cerro Verde's concentrator facilities have continued to perform well with milling rates averaging 382,100 metric tons of ore per day for the first six months of 2021. Cerro Verde expects milling rates to return to pre-COVID-19 pandemic levels of approximately 400,000 metric tons of ore per day in 2022.
El Abra continues to implement plans to increase operating rates to pre-COVID-19 pandemic levels, subject to ongoing monitoring of public health conditions in Chile. Stacking rates at El Abra averaged 94,200 metric tons per day in second-quarter 2021, approximately 25 percent higher than second-quarter 2020. Increased stacking rates are expected to result in incremental annual production of approximately 70 million pounds of copper beginning in mid-2022, compared with 2020 levels. A new leach pad is under construction to accommodate planned stacking rates for the next several years.

We continue to evaluate a large-scale expansion at El Abra to process additional sulfide material and to achieve higher copper recoveries. El Abra's large sulfide resource could potentially support a major mill project similar to facilities constructed at Cerro Verde in 2015. Technical and economic studies continue to be evaluated to determine the optimal scope and timing for the sulfide project. We are monitoring potential changes in government fiscal matters in Chile and will defer major investment decisions pending clarity on these matters.

Operating Data. Following is summary consolidated operating data for South America mining:

	Three Months Ended June 30,			Six months ended June 30,
	2021	2020		2021	2020
Copper (millions of recoverable pounds)
Production	245	218		504	463
Sales	230	219		489	466
Average realized price per pound	$4.31	$2.67		$4.28	$2.57

Molybdenum (millions of recoverable pounds)
Production[a]	4	4		9	8

Leach operations
Leach ore placed in stockpiles (metric tons per day)	190,200	141,900		172,100	162,200
Average copper ore grade (percent)	0.33	0.33		0.34	0.35
Copper production (millions of recoverable pounds)	65	62		126	125

Mill operations
Ore milled (metric tons per day)	374,100	251,800	[b]	382,100	300,700	[b]
Average ore grade (percent):
Copper	0.29	0.39		0.30	0.36
Molybdenum	0.01	0.01		0.01	0.01
Copper recovery rate (percent)	85.2	83.9		86.4	80.8
Copper production (millions of recoverable pounds)	179	156		377	338
a.Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at Cerro Verde.
b.Cerro Verde mill operations were negatively impacted by COVID-19 restrictions.

Our consolidated copper sales volumes from South America totaled 230 million pounds in second-quarter 2021, 219 million pounds in second-quarter 2020, 489 million pounds for the first six months of 2021 and 466 million pounds for the first six months of 2020. Higher copper sales volumes in the 2021 periods, compared with the 2020 periods, primarily reflect higher milling rates at Cerro Verde, partly offset by timing of shipments.

Copper sales from South America mining are expected to approximate 1.05 billion pounds for the year 2021, slightly higher than the year 2020.

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

	Three Months Ended June 30,
	2021			2020
	By-Product Method		Co-Product Method	By-Product Method		Co-Product Method
Revenues, excluding adjustments	$4.31		$4.31	$2.67		$2.67

Site production and delivery, before net noncash and other costs shown below	2.48	[a]	2.30	1.64		1.57
By-product credits	(0.31)		—	(0.11)		—
Treatment charges	0.13		0.13	0.15		0.15
Royalty on metals	0.01		0.01	—		—
Unit net cash costs	2.31		2.44	1.68		1.72
DD&A	0.40		0.37	0.47		0.44
Metals inventory adjustments	—		—	(0.26)		(0.26)
Noncash and other costs, net	0.08		0.07	0.32	[b]	0.30
Total unit costs	2.79		2.88	2.21		2.20
Revenue adjustments, primarily for pricing on prior period open sales	0.38		0.38	0.20		0.20
Gross profit per pound	$1.90		$1.81	$0.66		$0.67

Copper sales (millions of recoverable pounds)	230		230	219		219

	Six months ended June 30,
	2021			2020
	By-Product Method		Co-Product Method	By-Product Method		Co-Product Method
Revenues, excluding adjustments	$4.28		$4.28	$2.57		$2.57

Site production and delivery, before net noncash and other costs shown below	2.23	[a]	2.09	1.84		1.72
By-product credits	(0.26)		—	(0.14)		—
Treatment charges	0.13		0.13	0.15		0.15
Royalty on metals	0.01		0.01	—		—
Unit net cash costs	2.11		2.23	1.85		1.87
DD&A	0.40		0.37	0.45		0.42
Metals inventory adjustments	—		—	0.01		0.01
Noncash and other costs, net	0.06		0.05	0.21	[b]	0.20
Total unit costs	2.57		2.65	2.52		2.50
Revenue adjustments, primarily for pricing on prior period open sales	0.20		0.20	(0.15)		(0.15)
Gross profit (loss) per pound	$1.91		$1.83	$(0.10)		$(0.08)

Copper sales (millions of recoverable pounds)	489		489	466		466
a.Includes $0.30 per pound of copper in second-quarter 2021 and $0.14 per pound of copper for the first six months of 2021 associated with nonrecurring labor-related charges at Cerro Verde Verde for agreements reached with 57 percent of its hourly employees.
b.Includes charges totaling $0.30 per pound of copper in second-quarter 2020 and $0.18 per pound of copper for the first six months of 2020, primarily associated with idle facility (Cerro Verde) and contract cancellation costs related to the COVID-19 pandemic and employee separation costs associated with the April 2020 revised operating plans.

Our South America mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) for the South America copper mines were $2.31 per pound of copper in second-quarter 2021, $1.68 per pound of copper in second-quarter 2020, $2.11 per pound of copper for the first six months of 2021 and $1.85 per pound of copper for the first six months of 2020. Higher unit net cash costs in the 2021 periods, compared with the 2020 periods, primarily reflect increased mining and milling activities and non-recurring labor-related costs at Cerro Verde ($0.30 per pound in second-quarter 2021 and $0.14 per pound for the first six months of 2021), partly offset by higher volumes.

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

Average unit net cash costs (net of by-product credits) for South America mining are expected to approximate $2.02 per pound of copper for the year 2021, based on current sales volume and cost estimates and assuming an average price of $16.00 per pound of molybdenum for the second half of 2021.

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

PT-FI continues to operate with protocols designed to protect the health and safety of its workforce during the COVID-19 pandemic. During second-quarter 2021, PT-FI began to administer vaccines to its workforce and expects this program to accelerate through the second half of 2021. Following an increase in COVID-19 cases in Indonesia, PT-FI has recently reinstituted heightened protocols and travel restrictions to protect the health of its workforce and the surrounding community.

Substantially all of PT-FI’s copper concentrate is sold under long-term contracts. During first six months of 2021, 46 percent of PT-FI’s concentrate production was sold to PT Smelting (PT-FI’s 39.5-percent owned copper smelter and refinery in Gresik, Indonesia).

Operating and Development Activities. The ramp-up of underground production at the Grasberg minerals district in Indonesia continues to advance on schedule. Second-quarter 2021 highlights include:
•Production approximated 78 percent of the projected ultimate annualized level and is expected to reach 100 percent by year-end 2021.
•A total of 41 new drawbells were constructed at the Grasberg Block Cave and Deep Mill Level Zone (DMLZ) underground mines, bringing cumulative open drawbells to over 460.
•Combined average production from the Grasberg Block Cave and DMLZ underground mines approximated 118,300 metric tons of ore per day. During second-quarter 2021, Grasberg Block Cave achieved a daily record of 107,000 metric tons of ore per day.

The successful completion of this ramp up is expected to enable PT-FI to generate average annual production of 1.55 billion pounds of copper and 1.6 million ounces of gold for the next several years at an attractive unit net cash cost, providing significant margins and cash flows. PT-FI expects production for the year 2021 to approximate 1.3 billion pounds of copper and 1.3 million ounces of gold, nearly double 2020 levels.

PT-FI's estimated annual capital spending on underground mine development projects is expected to average approximately $0.9 billion per year for 2021 and 2022, net of scheduled contributions from PT Inalum. In accordance with applicable accounting guidance, aggregate costs (before scheduled contributions from PT Inalum), which are expected to average $1.1 billion per year for 2021 and 2022, will be reflected as an investing activity in our cash flow statement, and contributions from PT Inalum will be reflected as a financing activity.

Indonesia Smelter. As discussed in Note 13 of our 2020 Form 10-K, PT-FI committed to construct new domestic smelting capacity totaling 2 million metric tons of concentrate per year by December 2023.

To fulfill its obligation for new domestic smelter capacity in Indonesia, PT-FI is planning the following:
•Expansion of annual capacity at PT Smelting by 300,000 metric tons of concentrate, a 30 percent increase. PT-FI is advancing agreements with the majority owner of PT Smelting to implement the expansion plans with a target completion date of year-end 2023. PT-FI would fund the cost of the expansion, estimated to approximate $250 million, and increase its ownership in PT Smelting to a majority ownership interest.
•Construction of a new greenfield smelter in Gresik, Indonesia with a capacity to process approximately 1.7 million metric tons of concentrate per year. In July 2021, PT-FI awarded a construction contract to Chiyoda with an estimated contract cost of $2.8 billion. The smelter construction is expected to be completed as soon as feasible in 2024, which is dependent on no further pandemic-related disruptions.
•Construction of a precious metals refinery to process gold and silver from PT Smelting and the new greenfield smelter in Gresik, at an estimated cost of $250 million.

All costs of smelter development in Indonesia will be shared 49 percent by FCX and 51 percent by PT Inalum, and will be largely offset by a phase-out of the 5 percent export duty currently paid to the Indonesia government as well as the tax deductibility of smelter costs by PT-FI. In July 2021, PT-FI entered into a $1 billion, five-year, unsecured credit facility to advance these project and additional debt financing is being evaluated. Refer to Note 5 and “Capital Resources and Liquidity” for further discussion of the credit facility.

Operating Data. Following is summary consolidated operating data for Indonesia mining:

	Three Months Ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Copper (millions of recoverable pounds)
Production	308	181	606	321
Sales	310	172	568	299
Average realized price per pound	$4.27	$2.67	$4.29	$2.54

Gold (thousands of recoverable ounces)
Production	303	189	597	341
Sales	302	180	558	319
Average realized price per ounce	$1,795	$1,748	$1,785	$1,709

Ore extracted and milled (metric tons per day):
Grasberg Block Cave underground mine[a]	64,400	27,200	58,100	23,100
DMLZ underground mine[a]	53,900	27,600	50,300	23,100
DOZ underground mine	10,800	21,600	14,700	20,900
Big Gossan underground mine	8,200	5,900	7,500	6,300
Grasberg open pit	—	—	—	3,600	[b]
Other	5,700	(400)	3,000	—
Total	143,000	81,900	133,600	77,000
Average ore grades:
Copper (percent)	1.28	1.27	1.34	1.21
Gold (grams per metric ton)	1.00	1.04	1.03	1.02
Recovery rates (percent):
Copper	88.8	91.7	90.0	91.7
Gold	75.9	78.3	77.4	77.6
a.Includes ore from development activities that result in metal production.
b.Represents ore from the Grasberg open-pit stockpiles.

Our consolidated copper and gold sales from PT-FI totaled 310 million pounds and 302 thousand ounces in second quarter 2021 and 568 million pounds and 558 thousand ounces for the first six months of 2021, compared with copper and gold sales of 172 million pounds and 180 thousand ounces in second-quarter 2020 and 299 million pounds and 319 thousand ounces for the first six months of 2020. The increase in sales volumes for the 2021 periods primarily reflects the ramp-up of underground mining at PT-FI.

Consolidated sales volumes from PT-FI are expected to approximate 1.33 billion pounds of copper and 1.3 million ounces of gold for the year 2021, compared with 0.8 billion pounds of copper and 0.8 million ounces of gold for the year 2020.

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

	Three Months Ended June 30,
	2021			2020
	By-Product Method	Co-Product Method		By-Product Method		Co-Product Method
		Copper	Gold			Copper	Gold
Revenues, excluding adjustments	$4.27	$4.27	$1,795	$2.67		$2.67	$1,748

Site production and delivery, before net noncash and other costs shown below	1.54	1.07	449	2.00		1.17	766
Gold and silver credits	(1.93)	—	—	(1.95)		—	—
Treatment charges	0.24	0.16	70	0.27		0.16	105
Export duties	0.14	0.10	42	0.09		0.05	35
Royalty on metals	0.26	0.19	66	0.15		0.08	65
Unit net cash costs	0.25	1.52	627	0.56		1.46	971
DD&A	0.79	0.55	232	0.72		0.42	276
Noncash and other costs, net	0.04	0.03	11	0.05	[a]	0.03	17
Total unit costs	1.08	2.10	870	1.33		1.91	1,264
Revenue adjustments, primarily for pricing on prior period open sales	0.28	0.28	53	0.07		0.07	41
PT Smelting intercompany loss	(0.13)	(0.09)	(39)	(0.15)		(0.09)	(57)
Gross profit per pound/ounce	$3.34	$2.36	$939	$1.26		$0.74	$468

Copper sales (millions of recoverable pounds)	310	310		172		172
Gold sales (thousands of recoverable ounces)			302				180

	Six Months Ended June 30,
	2021				2020
	By-Product Method		Co-Product Method		By-Product Method		Co-Product Method
			Copper	Gold			Copper	Gold
Revenues, excluding adjustments	$4.29		$4.29	$1,785	$2.54		$2.54	$1,709

Site production and delivery, before net noncash and other costs shown below	1.51		1.05	439	2.29		1.31	884
Gold and silver credits	(1.86)		—	—	(1.91)		—	—
Treatment charges	0.24		0.17	71	0.28		0.17	110
Export duties	0.13		0.09	37	0.07		0.04	25
Royalty on metals	0.25		0.18	68	0.15		0.08	58
Unit net cash costs	0.27		1.49	615	0.88		1.60	1,077
DD&A	0.78		0.55	228	0.75		0.43	289
Noncash and other costs, net	0.01	[b]	—	1	0.12	[a]	0.06	45
Total unit costs	1.06		2.04	844	1.75		2.09	1,411
Revenue adjustments, primarily for pricing on prior period open sales	0.12		0.12	(8)	(0.07)		(0.07)	14
PT Smelting intercompany loss	(0.16)		(0.11)	(46)	—		—	—
Gross profit per pound/ounce	$3.19		$2.26	$887	$0.72		$0.38	$312

Copper sales (millions of recoverable pounds)	568		568		299		299
Gold sales (thousands of recoverable ounces)				558				319
a.Includes COVID-19 related costs of $0.03 per pound of copper in second-quarter 2020 and $0.01 per pound of copper for the first six months of 2020.
b.Includes credits of $0.05 per pound of copper associated with adjustments to prior year treatment and refining charges and charges of $0.03 per pound of copper associated with a potential settlement of an administrative fine levied by the Indonesia government.

Because of the fixed nature of a large portion of PT-FI's costs, unit net cash costs can vary significantly from quarter to quarter depending on copper and gold volumes. PT-FI’s unit net cash costs (including gold and silver credits) of $0.25 per pound of copper in second-quarter 2021 and $0.27 per pound for the first six months of 2021, were lower than $0.56 per pound in second-quarter 2020 and $0.88 per pound for the first six months of 2020, primarily reflecting higher sales volumes.

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold.

PT-FI’s export duties totaled $44 million in second-quarter 2021, $16 million in second-quarter 2020, $73 million for the first six months of 2021 and $20 million for the first six months of 2020. PT-FI will continue to pay export duties until development progress for new domestic smelting with an annual capacity of 2 million metric tons of concentrate exceeds 50 percent. PT-FI’s royalties totaled $80 million in second-quarter 2021, $25 million in second-quarter 2020, $140 million for the first six months of 2021 and $44 million for the first six months of 2020. The increase in export duties and royalties for the 2021 periods, compared with the 2020 periods, primarily reflect higher sales volumes and copper prices.

Because certain assets are depreciated on a straight-line basis, PT-FI’s unit depreciation rate may vary with asset additions and the level of copper production and sales. DD&A per pound of copper under the by-product method was $0.79 per pound in second-quarter 2021 and $0.78 per pound for the first six months of 2021, compared with $0.72 per pound in second-quarter 2020 and $0.75 per pound for the first six months of 2020. The increase in the rate per pound of copper for the 2021 periods, compared with the 2020 periods, primarily reflects the impact of an ongoing ramp up of underground mining, which resulted in significantly higher copper production and sales volumes and a related unit of production depreciation rate increase resulting from significant underground development assets placed into service.

Revenue adjustments primarily result from changes in prices on provisionally priced copper sales recognized in prior periods.

PT Smelting intercompany loss represents the change in the deferral of PT-FI’s profit on sales to PT Smelting (25 percent prior to April 30, 2021, and 39.5 percent thereafter). Refer to “Smelting and Refining” below for further discussion.

Assuming an average gold price of $1,800 per ounce for the second half of 2021 and achievement of current sales volume and cost estimates, unit net cash costs (including gold and silver credits) for PT-FI are expected to approximate $0.19 per pound of copper for the year 2021. PT-FI's unit net cash costs for the year 2021 would change by approximately $0.06 per pound for each $100 per ounce change in the average price of gold for the second half of 2021.

PT-FI’s projected sales volumes and unit net cash costs for the year 2021 are dependent on a number of factors, including continued progress of the ramp-up of underground mining, operational performance, impacts and duration of the COVID-19 pandemic and timing of shipments.

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

Operating and Development Activities. Production from the Molybdenum mines of 7 million pounds of molybdenum in second-quarter 2021 and 14 million pounds for the first six months of 2021, was slightly higher than production of 6 million pounds of molybdenum in second-quarter 2020 and 13 million pounds for the first six months of 2020. Refer to “Consolidated Results” for our consolidated molybdenum operating data, which includes sales of molybdenum produced at our Molybdenum mines and from our North America and South America copper mines. Refer to “Outlook” for projected consolidated molybdenum sales volumes.

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

Average unit net cash costs for our Molybdenum mines of $8.14 per pound of molybdenum in second-quarter 2021 and $8.53 per pound for the first six months of 2021 were lower than average unit net cash costs of $8.97 per pound in second-quarter 2020 and $9.52 per pound for the first six months of 2020, primarily reflecting higher volumes. Based on current sales volume and cost estimates, average unit net cash costs for the Molybdenum mines are expected to approximate $9.65 per pound of molybdenum for the year 2021.

Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

Smelting and Refining
We wholly own and operate a smelter in Arizona (Miami smelter), a refinery in Texas (El Paso refinery) and a smelter and refinery in Spain (Atlantic Copper). PT-FI also has a 39.5 percent ownership interest in a smelter and refinery in Gresik, Indonesia (PT Smelting). Treatment charges for smelting and refining copper concentrate consist of a base rate per pound of copper and per ounce of gold and are generally fixed. Treatment charges represent a cost to our mining operations and income to Atlantic Copper and PT Smelting. Thus, higher treatment charges benefit our smelter operations and adversely affect our mining operations. Our North America copper mines are less significantly affected by changes in treatment charges because these operations are largely integrated with our Miami smelter and El Paso refinery. Through this form of downstream integration, we are assured placement of a significant portion of our concentrate production.

Our Miami smelter processes concentrate produced by our U.S. mines and also provides acid for copper leaching operations. During the first six months of 2021, we incurred charges totaling $87 million associated with a major maintenance turnaround at our Miami smelter, which were higher than original estimates as a result of extended downtime to address additional required maintenance work, the COVID-19 pandemic and weather events. The next major maintenance turnaround is scheduled for the first half of 2024.

Atlantic Copper smelts and refines copper concentrate and markets refined copper and precious metals in slimes. During the first six months of 2021, Atlantic Copper’s concentrate purchases included 38 percent from our copper mining operations and 62 percent from third parties.

PT-FI’s contract with PT Smelting provides for PT-FI to supply 100 percent of the copper concentrate requirements (subject to a minimum or maximum treatment charge rate) necessary for PT Smelting to produce 205,000 metric tons of copper annually on a priority basis. PT-FI may also sell copper concentrate to PT Smelting at market rates for quantities in excess of 205,000 metric tons of copper annually. During the first six months of 2021, PT-FI supplied the substantial majority of PT Smelting’s concentrate requirements. In July 2021, PT Smelting received a six-month extension of its anodes slimes export license, which currently expires December 30, 2021.

We defer recognizing profits on sales from our mining operations to Atlantic Copper and on PT-FI’s sales to PT Smelting (on 25 percent through April 30, 2021, and on 39.5 percent thereafter) until final sales to third parties occur. Changes in these deferrals attributable to variability in intercompany volumes resulted in net (reductions) additions to operating income (loss) totaling $(99) million ($(81) million to net income attributable to common stock) in second-quarter 2021 and $(17) million ($(6) million to net income attributable to common stock) in second-quarter 2020, $(185) million ($(145) million to net income attributable to common stock) for the first six months of 2021 and $(6) million ($1 million to net loss attributable to common stock) for the first six months of 2020. Our net deferred profits on our inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income attributable to common stock totaled $207 million at June 30, 2021. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices will result in variability in our net deferred profits and quarterly earnings. We currently estimate that approximately 40 percent of the net deferred profit balance will be recognized as income in the second half of 2021.

CAPITAL RESOURCES AND LIQUIDITY

Our consolidated operating cash flows vary with sales volumes; prices realized from copper, gold and molybdenum sales; production costs; income taxes; other working capital changes; and other factors.

We generated significant cash flows during the first six months of 2021, reflecting strong operating and financial performance and favorable market conditions. This strong performance allowed us to achieve the balance sheet targets outlined in our financial policy discussed below earlier than originally projected. Accordingly, we are well positioned to increase cash returns to shareholders and for investments in long-term growth.

We believe that we have a high-quality portfolio of long-lived copper assets positioned to generate long-term value. PT-FI has several projects in the Grasberg minerals district related to the development of its large-scale, long-lived, high-grade underground ore bodies that are progressing on schedule. We are also evaluating opportunities in North America and South America to enhance net present values, and we continue to consider future development of our copper resources, the timing of which will be dependent on market conditions. We believe that our cash generating capability and financial condition, together with availability under our revolving credit facility, will be adequate to meet our operating, investing and financing needs.

Subject to future commodity prices for copper, gold, and molybdenum, our projected consolidated operating cash flows of $7.5 billion for the year 2021 significantly exceed our expected consolidated capital expenditures of $2.2 billion (which excludes capital expenditures for smelter development in Indonesia) and other cash requirements for the year, including common stock dividends and noncontrolling interest distributions. We plan to fund our smelter development projects in Indonesia with PT-FI’s new $1 billion, unsecured bank credit facility (see “Debt” below and Note 5) and additional debt financing. Refer to “Outlook” for further discussion of projected operating cash flows and capital expenditures for 2021.

At June 30, 2021, we had $9.8 billion in liquidity, comprised of $6.3 billion in consolidated cash and $3.5 billion of availability under our revolving credit facility.

Financial Policy. In February 2021, our Board adopted a new financial policy for the allocation of cash flows aligned with our strategic objectives of maintaining a strong balance sheet, increasing cash returns to shareholders and advancing opportunities for future growth. The policy includes a base dividend of $0.30 per share per year and a performance-based payout framework to be implemented following achievement of a net debt target in the range of $3 billion to $4 billion, excluding project debt for additional smelting capacity in Indonesia. Under the performance-based payout framework, up to 50 percent of available cash flows generated after planned capital spending and distributions to noncontrolling interests would be allocated to shareholder returns and the balance to debt reduction and investments in value enhancing growth projects, subject to the Board’s discretion.

Available cash flows for performance-based payout distributions in excess of the base dividend will be assessed by the Board at least annually. With the recent achievement of our net debt target, we expect the Board to consider the amount of additional cash returns to shareholders following its 2021 annual results. As of June 30, 2021, our consolidated net debt totaled $3.4 billion, a $2.7 billion reduction from December 31, 2020 (refer to “Net Debt” for further discussion).

Cash
Following is a summary of the U.S. and international components of consolidated cash and cash equivalents available to the parent company, net of noncontrolling interests’ share, taxes and other costs at June 30, 2021 (in billions):

Cash at domestic companies	$4.1
Cash at international operations	2.2
Total consolidated cash and cash equivalents	6.3
Noncontrolling interests’ share	(0.8)
Cash, net of noncontrolling interests’ share	5.5
Withholding taxes	(0.1)
Net cash available	$5.4

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

Debt
At June 30, 2021, our consolidated debt totaled $9.7 billion, with a weighted-average interest rate of 4.6 percent. We had no borrowings outstanding and $8 million in letters of credit issued under our revolving credit facility, resulting in availability of approximately $3.5 billion.

On July 19, 2021, PT-FI entered into a $1 billion, five-year, unsecured bank credit facility (consisting of a $667 million term loan and a $333 million revolving credit facility). Amounts may be drawn under the term loan within the first three years. The loans mature in July 2026 and bear interest at the London Interbank Offered Rate plus a margin of 1.875% or 2.125%, as defined in the agreement.

Refer to Note 5 for further discussion of the above items.

We have $1.1 billion in maturities through June 2022, including our 3.55% Senior Notes ($0.5 billion due March 2022) and the final maturity of the Cerro Verde Term Loan ($0.5 billion due June 2022). We do not have any other senior note maturities until 2023.

For additional information regarding our debt arrangements, refer to Note 8 included in our 2020 Form 10-K.

Operating Activities
We reported consolidated cash provided by operating activities of $3.5 billion (including $0.2 billion of working capital and other sources) for the first six months of 2021 and $453 million (including $0.1 billion from working capital and other sources) for the first six months of 2020. Higher operating cash flows for the first six months of 2021, compared with the first six months of 2020, primarily reflect higher copper prices and sales volumes.

Investing Activities
Capital Expenditures. Capital expenditures, including capitalized interest, totaled $0.8 billion for the first six months of 2021, including approximately $0.6 billion for major projects primarily associated with underground development activities in the Grasberg minerals district. Capital expenditures, including capitalized interest, totaled $1.1 billion for the first six months of 2020, including approximately $0.6 billion for major projects primarily associated with underground development activities in the Grasberg minerals district and the Lone Star copper leach project. Refer to “Outlook” for further discussion of projected capital expenditures for the year 2021.

Proceeds from Sales of Assets. Proceeds from sales of assets totaled $16 million for the first six months of 2021 and $116 million for the first six months of 2020, primarily associated with the contingent consideration of $60 million from the 2016 sale of TF Holdings Limited and the collection of $45 million related to the 2019 sale of the Timok exploration assets in Serbia.

Acquisition of Minority Interest in PT Smelting. On April 30, 2021, PT-FI acquired 14.5 percent of the outstanding common stock of PT Smelting for $33 million, increasing its ownership interest from 25 percent to 39.5 percent.

Financing Activities
Debt Transactions. Net repayments of debt totaled $19 million for the first six months of 2021 and net borrowings totaled $58 million for the first six months of 2020.

During the first six months of 2020, we completed the sale of $1.3 billion in senior notes and used net proceeds to purchase or redeem our senior notes due 2021 and to purchase a portion of our senior notes due 2022. We recorded losses on early extinguishment of debt totaling $41 million for the first six months of 2020 related to these transactions.

Cash Dividends and Distributions Paid. We paid cash dividends on our common stock totaling $111 million for the first six months of 2021 and $73 million for the first six months of 2020.

On June 23, 2021, we declared a quarterly cash dividend of $0.075 per share on our common stock, which was paid on August 2, 2021, to shareholders of record as of July 15, 2021. The declaration and payment of future dividends is at the discretion of the Board and will be assessed on an ongoing basis, taking into account our financial results, cash requirements, future prospects, global economic conditions, and other factors deemed relevant by the Board. Refer to “Cautionary Statement” and, for a discussion of the allocation of cash flows, the discussion above regarding the financial policy adopted by the Board in February 2021.

Cash dividends and distributions paid to noncontrolling interests totaled $93 million for the first six months of 2021. There were no cash dividends or distributions to noncontrolling interests paid during the first six months of 2020. Cash dividends and distributions to noncontrolling interests vary based on the operating results and cash requirements of our consolidated subsidiaries.

Contributions from Noncontrolling Interests. We received equity contributions totaling $88 million for the first six months of 2021 and $74 million for the first six months of 2020 from PT Inalum for their share of capital spending on PT-FI underground mine development projects and development of increased smelter capacity in Indonesia.

Stock-based awards. Following an increase in our stock price during 2021, proceeds from exercised stock options totaled $184 million and payments for related employee taxes totaled $19 million for the first six months of 2021. See Note 10 in our 2020 Form 10-K for a discussion of stock-based awards.

CONTRACTUAL OBLIGATIONS

In July 2021, PT-FI awarded a construction contract to Chiyoda for the construction of a new greenfield smelter in Gresik, Indonesia, with an estimated contract cost of $2.8 billion. The smelter construction is expected to be completed as soon as feasible in 2024, which is dependent on no further pandemic-related disruptions.

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

There have been no material changes to our environmental and asset retirement obligations since December 31, 2020. Refer to Note 8 for updates associated with our Newtown Creek environmental obligation. Updated cost assumptions, including increases and decreases to cost estimates, changes in the anticipated scope and timing of remediation activities, and settlement of environmental matters may result in additional revisions to certain of our environmental obligations. Refer to Note 12 in our 2020 Form 10-K, for further information regarding our environmental and asset retirement obligations.

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

NET DEBT

Net debt, which we define as consolidated debt less consolidated cash and cash equivalents, is intended to provide investors with information related to the performance-based payout framework in our financial policy, which requires achievement of a net debt target in the range of $3 billion to $4 billion (excluding project debt for additional smelting capacity in Indonesia). This information differs from consolidated debt determined in accordance with U.S. GAAP and should not be considered in isolation or as a substitute for consolidated debt determined in accordance with U.S. GAAP. Our net debt follows, which may not be comparable to similarly titled measures reported by other companies (in millions):

	June 30, 2021	December 31, 2020
Current portion of debt	$1,057	$34
Long-term debt, less current portion	8,638	9,677
Consolidated debt	9,695	9,711
Less: consolidated cash and cash equivalents	6,313	3,657
Net debt	$3,382	$6,054

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

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended June 30, 2021
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,717	$1,717	$97	$32	$1,846
Site production and delivery, before net noncash and other costs shown below	833	789	56	18	863
By-product credits	(99)	—	—	—	—
Treatment charges	31	29	—	2	31
Net cash costs	765	818	56	20	894
DD&A	102	95	5	2	102
Noncash and other costs, net	31	30	1	—	31
Total costs	898	943	62	22	1,027
Other revenue adjustments, primarily for pricing on prior period open sales	8	8	—	—	8
Gross profit	$827	$782	$35	$10	$827

Copper sales (millions of recoverable pounds)	389	389
Molybdenum sales (millions of recoverable pounds)[a]			9

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$4.42	$4.42	$11.75
Site production and delivery, before net noncash and other costs shown below	2.14	2.03	6.86
By-product credits	(0.25)	—	—
Treatment charges	0.08	0.07	—
Unit net cash costs	1.97	2.10	6.86
DD&A	0.26	0.25	0.55
Noncash and other costs, net	0.08	0.08	0.06
Total unit costs	2.31	2.43	7.47
Other revenue adjustments, primarily for pricing on prior period open sales	0.02	0.02	—
Gross profit per pound	$2.13	$2.01	$4.28

Reconciliation to Amounts Reported

	Revenues	Production and Delivery	DD&A
Totals presented above	$1,846	$863	$102
Treatment charges	(12)	19	—
Noncash and other costs, net	—	31	—
Other revenue adjustments, primarily for pricing on prior period open sales	8	—	—
Eliminations and other	12	12	(1)
North America copper mines	1,854	925	101
Other mining[c]	5,520	3,650	367
Corporate, other & eliminations	(1,626)	(1,508)	15
As reported in our consolidated financial statements	$5,748	$3,067	$483

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
c.Includes reductions to revenues and average realized prices totaling $24 million ($0.06 per pound of copper) related to forward sales contracts covering 150 million pounds of copper sales for May and June 2020 at a fixed price of $2.34 per pound.
d.Includes charges totaling $22 million ($0.06 per pound of copper) primarily associated with the April 2020 revised operating plans (including employee separation costs) and the COVID-19 pandemic.
e.Represents the combined total for our other segments, as presented in Note 9.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Six months ended June 30, 2021
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$2,919	$2,919	185	67	3,171
Site production and delivery, before net noncash and other costs shown below	1,459	1,369	113	40	1,522
By-product credits	(189)	—	—	—	—
Treatment charges	63	60	—	3	63
Net cash costs	1,333	1,429	113	43	1,585
DD&A	181	169	8	4	181
Noncash and other costs, net	73	71	1	1	73
Total costs	1,587	1,669	122	48	1,839
Other revenue adjustments, primarily for pricing on prior period open sales	7	7	—	—	7
Gross profit	$1,339	$1,257	$63	$19	$1,339

Copper sales (millions of recoverable pounds)	697	697
Molybdenum sales (millions of recoverable pounds)[a]			17

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$4.19	$4.19	$11.12
Site production and delivery, before net noncash and other costs shown below	2.09	1.96	6.76
By-product credits	(0.27)	—	—
Treatment charges	0.09	0.09	—
Unit net cash costs	1.91	2.05	6.76
DD&A	0.26	0.24	0.51
Noncash and other costs, net	0.11	0.11	0.06
Total unit costs	2.28	2.40	7.33
Other revenue adjustments, primarily for pricing on prior period open sales	0.01	0.01	—
Gross profit per pound	$1.92	$1.80	$3.79

Reconciliation to Amounts Reported

		Production
	Revenues	and Delivery	DD&A
Totals presented above	$3,171	$1,522	$181
Treatment charges	(17)	46	—
Noncash and other costs, net	—	73	—
Other revenue adjustments, primarily for pricing on prior period open sales	7	—	—
Eliminations and other	31	33	—
North America copper mines	3,192	1,674	181
Other mining[c]	10,165	6,690	690
Corporate, other & eliminations	(2,759)	(2,511)	31
As reported in our consolidated financial statements	$10,598	$5,853	$902

a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold and silver product revenues and production costs.
c.Represents the combined total for our other segments, as presented in Note 9.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Six months ended June 30, 2020
(In millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,799	[c]	$1,799	147	44	1,990
Site production and delivery, before net noncash and other costs shown below	1,439		1,333	128	28	1,489
By-product credits	(141)		—	—	—	—
Treatment charges	76		73	—	3	76
Net cash costs	1,374		1,406	128	31	1,565
DD&A	180		166	10	4	180
Metals inventory adjustments	56		54	—	2	56
Noncash and other costs, net	69	[d]	65	2	2	69
Total costs	1,679		1,691	140	39	1,870
Other revenue adjustments, primarily for pricing on prior period open sales	(22)		(22)	—	—	(22)
Gross profit	$98		$86	$7	$5	$98

Copper sales (millions of recoverable pounds)	722		722
Molybdenum sales (millions of recoverable pounds)[a]				17

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$2.50	[c]	$2.50	$8.99
Site production and delivery, before net noncash and other costs shown below	2.00		1.85	7.81
By-product credits	(0.19)		—	—
Treatment charges	0.10		0.10	—
Unit net cash costs	1.91		1.95	7.81
DD&A	0.25		0.23	0.64
Metals inventory adjustments	0.08		0.07	—
Noncash and other costs, net	0.09	[d]	0.09	0.15
Total unit costs	2.33		2.34	8.60
Other revenue adjustments, primarily for pricing on prior period open sales	(0.03)		(0.03)	—
Gross profit per pound	$0.14		$0.13	$0.39

Reconciliation to Amounts Reported
					Metals
			Production		Inventory
	Revenues		and Delivery	DD&A	Adjustments
Totals presented above	$1,990		$1,489	$180	$56
Treatment charges	(10)		66	—	—
Noncash and other costs, net	—		69	—	—
Other revenue adjustments, primarily for pricing on prior period open sales	(22)		—	—	—
Eliminations and other	15		23	1	—
North America copper mines	1,973		1,647	181	56
Other mining[e]	5,576		4,934	488	9
Corporate, other & eliminations	(1,697)		(1,642)	30	18
As reported in our consolidated financial statements	$5,852		$4,939	$699	$83

a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold and silver product revenues and production costs.
c.Includes reductions to revenues and average realized prices totaling $24 million ($0.03 per pound of copper) related to forward sales contracts covering 150 million pounds of copper sales for May and June 2020 at a fixed price of $2.34 per pound.
d.Includes charges totaling $22 million ($0.03 per pound of copper) primarily associated with the April 2020 revised operating plans (including employee separation costs) and the COVID-19 pandemic.
e.Represents the combined total for our other segments, as presented in Note 9.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended June 30, 2021
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$995		$995	$82	$1,077
Site production and delivery, before net noncash and other costs shown below	573	[b]	531	52	583
By-product credits	(72)		—	—	—
Treatment charges	29		29	—	29
Royalty on metals	2		2	—	2
Net cash costs	532		562	52	614
DD&A	94		86	8	94
Noncash and other costs, net	18		17	1	18
Total costs	644		665	61	726
Other revenue adjustments, primarily for pricing on prior period open sales	88		88	—	88
Gross profit	$439		$418	$21	$439

Copper sales (millions of recoverable pounds)	230		230

Gross profit per pound of copper:

Revenues, excluding adjustments	$4.31		$4.31
Site production and delivery, before net noncash and other costs shown below	2.48	[b]	2.30
By-product credits	(0.31)		—
Treatment charges	0.13		0.13
Royalty on metals	0.01		0.01
Unit net cash costs	2.31		2.44
DD&A	0.40		0.37
Noncash and other costs, net	0.08		0.07
Total unit costs	2.79		2.88
Other revenue adjustments, primarily for pricing on prior period open sales	0.38		0.38
Gross profit per pound	$1.90		$1.81

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$1,077		$583	$94
Treatment charges	(29)		—	—
Royalty on metals	(2)		—	—
Noncash and other costs, net	—		18	—
Other revenue adjustments, primarily for pricing on prior period open sales	88		—	—
Eliminations and other	(1)		(1)	—
South America mining	1,133		600	94
Other mining[c]	6,241		3,975	374
Corporate, other & eliminations	(1,626)		(1,508)	15
As reported in our consolidated financial statements	$5,748		$3,067	$483

a.Includes silver sales of 0.8 million ounces ($27.33 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.
b.Includes nonrecurring charges totaling $69 million ($0.30 per pound of copper) associated with labor-related charges at Cerro Verde.
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

a.Includes silver sales of 0.6 million ounces ($14.55 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.
b.Includes charges totaling $66 million ($0.30 per pound of copper), primarily associated with idle facility (Cerro Verde) and contract cancellation costs related to the COVID-19 pandemic and employee separation costs associated with the April 2020 revised operating plans.
c.Represents the combined total for our other segments, as presented in Note 9.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Six months ended June 30, 2021
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$2,093		$2,093	$147	$2,240
Site production and delivery, before net noncash and other costs shown below	1,092	[b]	1,022	91	1,113
By-product credits	(126)		—	—	—
Treatment charges	64		64	—	64
Royalty on metals	4		4	—	4
Net cash costs	1,034		1,090	91	1,181
DD&A	195		181	14	195
Noncash and other costs, net	28		26	2	28
Total costs	1,257		1,297	107	1,404
Other revenue adjustments, primarily for pricing on prior period open sales	99		99	—	99
Gross profit	$935		$895	$40	$935

Copper sales (millions of recoverable pounds)	489		489

Gross profit per pound of copper:

Revenues, excluding adjustments	$4.28		$4.28
Site production and delivery, before net noncash and other costs shown below	2.23	[b]	2.09
By-product credits	(0.26)		—
Treatment charges	0.13		0.13
Royalty on metals	0.01		0.01
Unit net cash costs	2.11		2.23
DD&A	0.40		0.37
Noncash and other costs, net	0.06		0.05
Total unit costs	2.57		2.65
Other revenue adjustments, primarily for pricing on prior period open sales	0.20		0.20
Gross profit per pound	$1.91		$1.83

Reconciliation to Amounts Reported

			Production
	Revenues		and Delivery	DD&A
Totals presented above	$2,240		$1,113	$195
Treatment charges	(64)		—	—
Royalty on metals	(4)		—	—
Noncash and other costs, net	—		28	—
Other revenue adjustments, primarily for pricing on prior period open sales	99		—	—
Eliminations and other	(1)		(2)	—
South America mining	2,270		1,139	195
Other mining[c]	11,087		7,225	676
Corporate, other & eliminations	(2,759)		(2,511)	31
As reported in our consolidated financial statements	$10,598		$5,853	$902

a.Includes silver sales of 1.7 million ounces ($26.67 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to FCX's molybdenum sales company at market-based pricing.
b.Includes nonrecurring charges totaling $69 million ($0.14 per pound of copper) associated with labor-related charges at Cerro Verde.
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

a.Includes silver sales of 1.5 million ounces ($16.37 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to FCX's molybdenum sales company at market-based pricing.
b.Includes charges totaling $86 million ($0.18 per pound of copper) primarily associated with idle facility (Cerro Verde) and contract cancellation costs related to the COVID-19 pandemic and employee separation costs associated with the April 2020 revised operating plans.
c.Represents the combined total for our other segments, as presented in Note 9.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended June 30, 2021
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$1,323	$1,323	$543	$37	$1,903
Site production and delivery, before net noncash and other costs shown below	476	331	136	9	476
Gold and silver credits	(597)	—	—	—	—
Treatment charges	74	52	21	2	75
Export duties	44	30	13	1	44
Royalty on metals	80	59	20	1	80
Net cash costs	77	472	190	13	675
DD&A	247	172	70	5	247
Noncash and other costs, net	11	8	3	—	11
Total costs	335	652	263	18	933
Other revenue adjustments, primarily for pricing on prior period open sales	87	87	16	2	105
PT Smelting intercompany loss	(41)	(28)	(12)	(1)	(41)
Gross profit	$1,034	$730	$284	$20	$1,034

Copper sales (millions of recoverable pounds)	310	310
Gold sales (thousands of recoverable ounces)			302

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$4.27	$4.27	$1,795
Site production and delivery, before net noncash and other costs shown below	1.54	1.07	449
Gold and silver credits	(1.93)	—	—
Treatment charges	0.24	0.16	70
Export duties	0.14	0.10	42
Royalty on metals	0.26	0.19	66
Unit net cash costs	0.25	1.52	627
DD&A	0.79	0.55	232
Noncash and other costs, net	0.04	0.03	11
Total unit costs	1.08	2.10	870
Other revenue adjustments, primarily for pricing on prior period open sales	0.28	0.28	53
PT Smelting intercompany loss	(0.13)	(0.09)	(39)
Gross profit per pound/ounce	$3.34	$2.36	$939

Reconciliation to Amounts Reported
		Production
	Revenues	and Delivery	DD&A
Totals presented above	$1,903	$476	$247
Treatment charges	(75)	—	—
Export duties	(44)	—	—
Royalty on metals	(80)	—	—
Noncash and other costs, net	—	11	—
Other revenue adjustments, primarily for pricing on prior period open sales	105	—	—
PT Smelting intercompany loss	—	41	—
Indonesia mining	1,809	528	247
Other mining[b]	5,565	4,047	221
Corporate, other & eliminations	(1,626)	(1,508)	15
As reported in our consolidated financial statements	$5,748	$3,067	$483

a.Includes silver sales of 1.4 million ounces ($26.08 per ounce average realized price).
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

a.Includes silver sales of 0.8 million ounces ($17.09 per ounce average realized price).
b.Includes COVID-19 related costs totaling $4 million ($0.03 per pound of copper).
c.Represents the combined total for our other segments, as presented in Note 9.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Six months ended June 30, 2021
(In millions)	By-Product		Co-Product Method
	Method		Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$2,435		$2,435	$995	$68	$3,498
Site production and delivery, before net noncash and other costs shown below	859		598	244	17	859
Gold and silver credits	(1,059)		—	—	—	—
Treatment charges	140		97	40	3	140
Export duties	73		51	21	1	73
Royalty on metals	140		100	38	2	140
Net cash costs	153		846	343	23	1,212
DD&A	446		310	127	9	446
Noncash and other costs, net	3	[b]	2	1	—	3
Total costs	602		1,158	471	32	1,661
Other revenue adjustments, primarily for pricing on prior period open sales	72		72	(4)	—	68
PT Smelting intercompany loss	(90)		(63)	(25)	(2)	(90)
Gross profit	$1,815		$1,286	$495	$34	$1,815

Copper sales (millions of recoverable pounds)	568		568
Gold sales (thousands of recoverable ounces)				558

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$4.29		$4.29	$1,785
Site production and delivery, before net noncash and other costs shown below	1.51		1.05	439
Gold and silver credits	(1.86)		—	—
Treatment charges	0.24		0.17	71
Export duties	0.13		0.09	37
Royalty on metals	0.25		0.18	68
Unit net cash costs	0.27		1.49	615
DD&A	0.78		0.55	228
Noncash and other costs, net	0.01	[b]	—	1
Total unit costs	1.06		2.04	844
Other revenue adjustments, primarily for pricing on prior period open sales	0.12		0.12	(8)
PT Smelting intercompany loss	(0.16)		(0.11)	(46)
Gross profit per pound/ounce	$3.19		$2.26	$887

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$3,498		$859	$446
Treatment charges	(140)		—	—
Export duties	(73)		—	—
Royalty on metals	(140)		—	—
Noncash and other costs, net	31		34	—
Other revenue adjustments, primarily for pricing on prior period open sales	68		—	—
PT Smelting intercompany loss	—		90	—
Indonesia mining	3,244		983	446
Other mining[c]	10,113		7,381	425
Corporate, other & eliminations	(2,759)		(2,511)	31
As reported in our consolidated financial statements	$10,598		$5,853	$902

a.Includes silver sales of 2.6 million ounces ($26.05 per ounce average realized price).
b.Includes credits of $31 million ($0.05 per pound of copper) associated with adjustments to prior year treatment and refining charges and charges of $16 million ($0.03 per pound of copper) associated with a potential settlement of an administrative fine levied by the Indonesia government.
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

a.Includes silver sales of 1.3 million ounces ($16.30 per ounce average realized price).
b.Includes COVID-19 related costs totaling $4 million ($0.01 per pound of copper).
c.Represents the combined total for our segments, as presented in Note 9.

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Three Months Ended June 30,
(In millions)	2021	2020

Revenues, excluding adjustments[a]	$95	$63
Site production and delivery, before net noncash and other costs shown below	54	53
Treatment charges and other	6	5
Net cash costs	60	58
DD&A	17	15
Metals inventory adjustments	—	1
Noncash and other costs, net	2	8	[b]
Total costs	79	82
Gross profit (loss)	$16	$(19)

Molybdenum sales (millions of recoverable pounds)[a]	7	6

Gross profit (loss) per pound of molybdenum:

Revenues, excluding adjustments[a]	$12.77	$9.69
Site production and delivery, before net noncash and other costs shown below	7.29	8.12
Treatment charges and other	0.85	0.85
Unit net cash costs	8.14	8.97
DD&A	2.29	2.29
Metals inventory adjustments	—	0.16
Noncash and other costs, net	0.30	1.34	[b]
Total unit costs	10.73	12.76
Gross profit (loss) per pound	$2.04	$(3.07)

Reconciliation to Amounts Reported
					Metals
		Production			Inventory
Three Months Ended June 30, 2021	Revenues	and Delivery		DD&A	Adjustments
Totals presented above	$95	$54		$17	$—
Treatment charges and other	(6)	—		—	—
Noncash and other costs, net	—	2		—	—
Molybdenum mines	89	56		17	—
Other mining[c]	7,285	4,519		451	—
Corporate, other & eliminations	(1,626)	(1,508)		15	—
As reported in our consolidated financial statements	$5,748	$3,067		$483	$—

Three Months Ended June 30, 2020
Totals presented above	$63	$53		$15	$1
Treatment charges and other	(5)	—		—	—
Noncash and other costs, net	—	8		—	—
Molybdenum mines	58	61		15	1
Other mining[c]	3,915	3,187		328	(145)
Corporate, other & eliminations	(919)	(854)		15	5
As reported in our consolidated financial statements	$3,054	$2,394		$358	$(139)

a.Reflects sales of the Molybdenum mines’ production to our molybdenum sales company at market-based pricing. On a consolidated basis, realizations are based on the actual contract terms for sales to third parties; as a result, our consolidated average realized price per pound of molybdenum will differ from the amounts reported in this table.
b.Includes charges totaling $6 million ($1.00 per pound of molybdenum) primarily associated with the April 2020 revised operating plans (including employee separation costs) and contract cancellation costs related to the COVID-19 pandemic.
c.Represents the combined total for our other segments, as presented in Note 9. Also includes amounts associated with our molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America and South America copper mines.

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Six months ended June 30,
(In millions)	2021	2020

Revenues, excluding adjustments[a]	$171	$140
Site production and delivery, before net noncash and other costs shown below	108	117
Treatment charges and other	12	11
Net cash costs	120	128
DD&A	32	31
Metals inventory adjustments	1	5
Noncash and other costs, net	5	10	[b]
Total costs	158	174
Gross profit (loss)	$13	$(34)

Molybdenum sales (millions of recoverable pounds)[a]	14	13

Gross profit (loss) per pound of molybdenum:

Revenues, excluding adjustments[a]	$12.12	$10.36
Site production and delivery, before net noncash and other costs shown below	7.68	8.67
Treatment charges and other	0.85	0.85
Unit net cash costs	8.53	9.52
DD&A	2.27	2.29
Metals inventory adjustments	0.06	0.35
Noncash and other costs, net	0.36	0.79	[b]
Total unit costs	11.22	12.95
Gross profit (loss) per pound	$0.90	$(2.59)

Reconciliation to Amounts Reported
					Metals
		Production			Inventory
Six months ended June 30, 2021	Revenues	and Delivery		DD&A	Adjustments
Totals presented above	$171	$108		$32	$1
Treatment charges and other	(12)	—		—	—
Noncash and other costs, net	—	5		—	—
Molybdenum mines	159	113		32	1
Other mining[c]	13,198	8,251		839	—
Corporate, other & eliminations	(2,759)	(2,511)		31	—
As reported in our consolidated financial statements	$10,598	$5,853		$902	$1

Six months ended June 30, 2020
Totals presented above	$140	$117		$31	$5
Treatment charges and other	(11)	—		—	—
Noncash and other costs, net	—	10		—	—
Molybdenum mines	129	127		31	5
Other mining[c]	7,420	6,454		638	60
Corporate, other & eliminations	(1,697)	(1,642)		30	18
As reported in our consolidated financial statements	$5,852	$4,939		$699	$83

a.Reflects sales of the Molybdenum mines’ production to our molybdenum sales company at market-based pricing. On a consolidated basis, realizations are based on the actual contract terms for sales to third parties; as a result, our consolidated average realized price per pound of molybdenum will differ from the amounts reported in this table.
b.Includes charges totaling $6 million ($0.48 per pound of molybdenum) primarily associated with the April 2020 revised operating plans (including employee separation costs) and contract cancellation costs related to the COVID-19 pandemic.
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

The following summarized financial data includes information regarding FCX, as issuer, FM O&G LLC, as guarantor, and all our other non-guarantor subsidiaries at June 30, 2021, and December 31, 2020, and for the six months ended June 30, 2021.

	FCX		FM O&G LLC		Non-guarantor		Consolidated
	Issuer		Guarantor		Subsidiaries	Eliminations	FCX
As of June 30, 2021
Current assets	$163		$704		$12,625	$(893)	$12,599
Noncurrent assets	416		6		32,784	(369)	32,837
Current liabilities	809		30		5,595	(907)	5,527
Noncurrent liabilities	9,019		11,340		14,079	(15,464)	18,974

As of December 31, 2020
Current assets	$65		$697		$9,287	$(746)	$9,303
Noncurrent assets	785		6		32,806	(756)	32,841
Current liabilities	187		31		3,964	(765)	3,417
Noncurrent liabilities	9,433		11,208		15,075	(15,657)	20,059

Six Months Ended June 30, 2021
Revenues	$—		$28		$10,570	$—	$10,598
Operating (loss) income	(21)		7		3,596	17	3,599
Net income (loss)	1,801	[a]	(85)	[a]	2,400	(1,832)	2,284
a.Net income (loss) equals net income (loss) attributable to common stockholders because net income attributable to noncontrolling interests is zero for issuer and guarantor.

CAUTIONARY STATEMENT
Our discussion and analysis contains forward-looking statements in which we discuss our potential future performance. Forward-looking statements are all statements other than statements of historical facts, such as plans, projections, or expectations relating to ore grades and milling rates; business outlook; production and sales volumes; unit net cash costs; cash flows; capital expenditures; liquidity; operating costs; operating plans; our financial policy; our expectations regarding PT-FI's ramp-up of underground mining activities and future cash flows through 2022; PT-FI's development, financing, construction and completion of new domestic smelting capacity in Indonesia totaling 2 million metric tons of concentrate per year by December 2023; expectations regarding negotiations with hourly employees at Cerro Verde including completion of new CLAs; our commitments to deliver responsibly produced copper, including plans to implement and validate all of our operating sites under specific frameworks; improvements in operating procedures and technology; exploration efforts and results; development and production activities, rates and costs; tax rates; export quotas and duties; the impact of copper, gold and molybdenum price changes; the impact of deferred intercompany profits on earnings; mineralization and reserve estimates; execution of the settlement agreements associated with the Louisiana coastal erosion cases and talc-related litigation; descriptions of our objectives, strategies, plans, goals or targets, including our net debt target; and future returns to shareholders, including dividend payments, share purchases and sales. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” "targets," “intends,” “likely,” “will,” “should,” “could,” “to be,” ”potential," “assumptions,” “guidance,” “future” and any similar expressions are intended to identify those assertions as forward-looking statements. The declaration of future dividends is at the discretion of the Board and will depend on our financial results, cash requirements, future prospects, global economic conditions, and other factors deemed relevant by the Board.

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, changes in our credit rating; changes in our cash requirements, financial position, financing plans or investment plans; changes in general market, economic, tax, regulatory or industry conditions; the duration and scope of and uncertainties associated with the COVID-19 pandemic (including new and emerging strains and variants of COVID-19), and the impact thereof on commodity prices, our business and the global economy, and any related actions taken by governments and businesses; our ability to contain and mitigate the risk of spread or major outbreak of COVID-19 at our operating sites, including at PT-FI’s remote operating site in Papua; supply of and demand for, and prices of, copper, gold and molybdenum; mine sequencing; changes in mine plans or operational modifications, delays, deferrals or cancellations; production rates; timing of shipments; results of feasibility studies; potential inventory adjustments; potential impairment of long-lived mining assets; the potential effects of violence in Indonesia generally and in the province of Papua; the Indonesia government's extension of PT-FI's export license after March 15, 2022; risks associated with underground mining; satisfaction of requirements in accordance with PT-FI's special mining license to extend mining rights from 2031 through 2041; the Indonesia government's approval of a deferred schedule for completion of new domestic smelting capacity in Indonesia; expected results from improvements in operating procedures and technology, including innovation initiatives; industry risks; regulatory changes; political and social risks; labor relations, including labor-related work stoppages and costs; weather- and climate-related risks; environmental risks; litigation results; cybersecurity incidents; changes in general market, economic and industry conditions; financial condition of our customers, suppliers, vendors, partners and affiliates, particularly during weak economic conditions and extended periods of volatile commodity prices; reductions in liquidity and access to capital; our ability to comply with our responsible production commitments under specific frameworks and any changes to such frameworks; and other factors described in more detail under the heading “Risk Factors” contained in Part I, Item 1A. of our 2020 Form 10-K.

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

This report on Form 10-Q also contains financial measures such as net debt and unit net cash costs per pound of copper and molybdenum, which are not recognized under U.S. GAAP. Refer to “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions, and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements. Refer to “Net Debt” for reconciliations of debt and consolidated cash and cash equivalents to net debt.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risks during the six-month period ended June 30, 2021.

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

Item 4.Controls and Procedures.

(a)Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective as of June 30, 2021.

(b)Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to legal proceedings previously disclosed in Part I, Item 3. “Legal Proceedings” and Note 12 of our 2020 Form 10-K. Refer to Note 8 for updates to our talc and asbestos claims.

Item 1A. Risk Factors.

There have been no material changes to our risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our 2020 Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended June 30, 2021.

There were no shares of common stock purchased by us during the three months ended June 30, 2021. On July 31, 2008, our Board approved an increase in our open-market share purchase program for up to 30 million shares, which does not have an expiration date. There have been no purchases under this program since 2008. At June 30, 2021, there were 23.7 million shares that could still be purchased under the program.

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

Item 6.Exhibits.

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
2.1*	PTFI Divestment Agreement dated as of September 27, 2018 among FCX, International Support LLC, PT Freeport Indonesia, PT Indocopper Investama and PT Indonesia Asahan Aluminium (Persero).		10-Q	001-11307-01	11/9/2018
2.2	Supplemental and Amendment Agreement to the PT-FI Divestment Agreement, dated December 21, 2018, among FCX, PT Freeport Indonesia, PT Indonesia Papua Metal Dan Mineral (f/k/a PT Indocopper Investama), PT Indonesia Asahan Aluminium (Persero) and International Support LLC.		10-K	001-11307-01	2/15/2019
3.1	Amended and Restated Certificate of Incorporation of FCX, effective as of June 8, 2016.		8-K	001-11307-01	6/9/2016
3.2	Amended and Restated By-Laws of FCX, effective as of June 3, 2020.		8-K	001-11307-01	6/3/2020

15.1	Letter from Ernst & Young LLP regarding unaudited interim financial statements.	X
22.1	List of Guarantor Subsidiaries		10-K	001-11307-01	2/16/2021
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.	X
95.1	Mine Safety and Health Administration Safety Data.	X
101.INS	XBRL Instance Document- the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	X
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.	X
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

Date:  August 5, 2021
S-1