Form 10-K/A
period 2021-12-31
FREEPORT-MCMORAN INC
filed 2022-02-18
CIK 831259

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                              ☐ Yes ☑ No
The aggregate market value of common stock held by non-affiliates of the registrant was $48.6 billion on June 30, 2021.
Common stock issued and outstanding was 1,454,781,055 shares on January 31, 2022.

Auditor Firm PCAOB ID No.:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	Phoenix, Arizona
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2022 annual meeting of stockholders are incorporated by reference into Part III of this report.

EXPLANATORY NOTE

Freeport-McMoRan Inc. (FCX) is filing this Amendment No. 1 (this Amendment) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, previously filed with the Securities and Exchange Commission (SEC) on February 15, 2022 (the Original Filing), for the sole purpose of filing corrected versions of Exhibits 96.2 and 96.3, which inadvertently contained the incorrect versions of Tables 11.3 and 11.4 in Exhibit 96.2 and Figures 3.1 and 15.1 in Exhibit 96.3. Accordingly, Exhibits 96.2 and 96.3 to this Amendment supersede and replace in their entirety Exhibits 96.2 and 96.3 to the Original Filing.

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Amendment also includes as exhibits the certifications by FCX’s principal executive officer and principal financial officer required in accordance with Rule 13a-14(a); however, paragraphs 3, 4 and 5 of the certifications have been omitted because this Amendment does not contain any financial statements nor does it contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing. This Amendment does not reflect or purport to reflect any information or events occurring after the date of the Original Filing nor does it modify or update the disclosures contained in the Original Filing that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and FCX’s other filings made with the SEC subsequent to the filing of the Original Filing.

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
f.Represents amounts paid or adjustments to reserves based on revised estimates.

(a)(3).                      Exhibits.

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K/A	Form	File No.	Date Filed
2.1	Agreement and Plan of Merger dated as of November 18, 2006, by and among FCX, Phelps Dodge Corporation and Panther Acquisition Corporation.		8-K	001-11307-01	11/20/2006
2.2	Stock Purchase Agreement, dated as of October 6, 2014, among LMC Candelaria SpA, LMC Ojos del Salado SpA and Freeport Minerals Corporation.		10-Q	001-11307-01	11/7/2014
2.3	Purchase Agreement dated February 15, 2016, between Sumitomo Metal Mining America Inc., Sumitomo Metal Mining Co., Ltd., Freeport-McMoRan Morenci Inc., Freeport Minerals Corporation, and FCX.		8-K	001-11307-01	2/16/2016
2.4	Stock Purchase Agreement dated May 9, 2016, among CMOC Limited, China Molybdenum Co., Ltd., Phelps Dodge Katanga Corporation and FCX.		8-K	001-11307-01	5/9/2016
2.5	Purchase and Sale Agreement dated September 12, 2016, between Freeport-McMoRan Oil & Gas LLC, Freeport-McMoRan Exploration & Production LLC, Plains Offshore Operations Inc. and Anadarko US Offshore LLC.		10-Q	001-11307-01	11/9/2016
2.6+	PT-FI Divestment Agreement dated as of September 27, 2018 among FCX, International Support LLC, PT Freeport Indonesia, PT Indocopper Investama (subsequently renamed PT Indonesia Papua Metal Dan Mineral) and PT Indonesia Asahan Aluminium (Persero).		10-Q	001-11307-01	11/9/2018
2.7	Supplemental and Amendment Agreement to the PT-FI Divestment Agreement, dated December 21, 2018, among FCX, PT Freeport Indonesia, PT Indonesia Papua Metal Dan Mineral (f/k/a PT Indocopper Investama), PT Indonesia Asahan Aluminium (Persero) and International Support LLC.		10-K	001-11307-01	2/15/2019
3.1	Amended and Restated Certificate of Incorporation of FCX, effective as of June 8, 2016.		8-K	001-11307-01	6/9/2016
3.2	Amended and Restated By-Laws of FCX, effective as of June 3, 2020.		8-K	001-11307-01	6/3/2020
4.1	Description of Common Stock of Freeport-McMoRan Inc.		10-K	001-11307-01	2/16/2021
4.2	Indenture dated as of February 13, 2012, between FCX and U.S. Bank National Association, as Trustee (relating to the 4.55% Senior Notes due 2024 and the 5.40% Senior Notes due 2034).		8-K	001-11307-01	2/13/2012
4.3	Fourth Supplemental Indenture dated as of May 31, 2013, between FCX and U.S. Bank National Association, as Trustee (relating to the 4.55% Senior Notes due 2024 and the 5.40% Senior Notes due 2034).		8-K	001-11307-01	6/3/2013
4.4	Seventh Supplemental Indenture dated as of November 14, 2014 between FCX and U.S. Bank National Association, as Trustee (relating to the 4.55% Senior Notes due 2024).		8-K	001-11307-01	11/14/2014
4.5	Eighth Supplemental Indenture dated as of November 14, 2014 between FCX and U.S. Bank National Association, as Trustee (relating to the 5.40% Senior Notes due 2034).		8-K	001-11307-01	11/14/2014

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K/A	Form	File No.	Date Filed
4.6	Indenture dated as of March 7, 2013, between FCX and U.S. Bank National Association, as Trustee (relating to the 3.875% Senior Notes due 2023 and the 5.450% Senior Notes due 2043).		8-K	001-11307-01	3/7/2013
4.7	Supplemental Indenture dated as of May 31, 2013, between FCX and U.S. Bank National Association, as Trustee (relating to the 3.875% Senior Notes due 2023 and the 5.450% Senior Notes due 2043).		8-K	001-11307-01	6/3/2013
4.8	Form of Indenture dated as of September 22, 1997, between Phelps Dodge Corporation and The Chase Manhattan Bank, as Trustee (relating to the 7.125% Senior Notes due 2027, the 9.50% Senior Notes due 2031 and the 6.125% Senior Notes due 2034).		S-3	333-36415	9/25/1997
4.9	Form of 7.125% Debenture due November 1, 2027 of Phelps Dodge Corporation issued on November 5, 1997, pursuant to the Indenture dated as of September 22, 1997, between Phelps Dodge Corporation and The Chase Manhattan Bank, as Trustee (relating to the 7.125% Senior Notes due 2027).		8-K	001-00082	11/3/1997
4.10	Form of 9.5% Note due June 1, 2031 of Phelps Dodge Corporation issued on May 30, 2001, pursuant to the Indenture dated as of September 22, 1997, between Phelps Dodge Corporation and First Union National Bank, as successor Trustee (relating to the 9.50% Senior Notes due 2031).		8-K	001-00082	5/30/2001
4.11	Form of 6.125% Note due March 15, 2034 of Phelps Dodge Corporation issued on March 4, 2004, pursuant to the Indenture dated as of September 22, 1997, between Phelps Dodge Corporation and First Union National Bank, as successor Trustee (relating to the 6.125% Senior Notes due 2034).		10-K	001-00082	3/7/2005
4.12	Supplemental Indenture dated as of April 4, 2007 to the Indenture dated as of September 22, 1997, among Phelps Dodge Corporation, as Issuer, Freeport-McMoRan Copper & Gold Inc., as Parent Guarantor, and U.S. Bank National Association, as Trustee (relating to the 7.125% Senior Notes due 2027, the 9.50% Senior Notes due 2031 and the 6.125% Senior Notes due 2034).		10-K	001-11307-01	2/26/2016
4.13	Form of Certificate representing shares of common stock, par value $0.10.		8-A/A	001-11307-01	8/10/2015
4.14
Indenture dated as of August 15, 2019, between FCX and U.S. Bank National Association, as Trustee (relating to the 5.00% Senior Notes due 2027, the 4.125% Senior Notes due 2028, the 4.375% Senior Notes due 2028, the 5.25% Senior Notes due 2029, the 4.25% Senior Notes due 2030 and the 4.625% Senior Notes due 2030).
			8-K	001-11307-01	8/15/2019
4.15	First Supplemental Indenture dated as of August 15, 2019, between FCX and U.S. Bank National Association, as Trustee (including the form of 5.00% Senior Notes due 2027).		8-K	001-11307-01	8/15/2019
4.16	Second Supplemental Indenture dated as of August 15, 2019, between FCX and U.S. Bank National Association, as Trustee (including the form of 5.25% Senior Notes due 2029).		8-K	001-11307-01	8/15/2019
4.17	Third Supplemental Indenture dated as of March 4, 2020, between FCX and U.S. Bank National Association, as Trustee (including the form of 4.125% Senior Notes due 2028).		8-K	001-11307-01	3/4/2020

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K/A	Form	File No.	Date Filed
4.18	Fourth Supplemental Indenture dated as of March 4, 2020, between FCX and U.S. Bank National Association, as Trustee (including the form of 4.25% Senior Notes due 2030).		8-K	001-11307-01	3/4/2020
4.19	Fifth Supplemental Indenture dated as of March 31, 2020, between FCX and U.S. Bank National Association, as Trustee (relating to the 4.125% Senior Notes due 2028 and the 4.25% Senior Notes due 2030).		10-Q	001-11307-01	8/7/2020
4.20	Sixth Supplemental Indenture dated as of July 27, 2020, between FCX and U.S. Bank National Association, as Trustee (including the form of 4.375% Senior Notes due 2028).		8-K	001-11307-01	7/27/2020
4.21	Seventh Supplemental Indenture dated as of July 27, 2020, between FCX and U.S. Bank National Association, as Trustee (including the form of 4.625% Senior Notes due 2030).		8-K	001-11307-01	7/27/2020
10.1	Concentrate Purchase and Sales Agreement dated effective December 11, 1996, between PT Freeport Indonesia and PT Smelting.		S-3	333-72760	11/5/2001
10.2	Amendment No. 1, dated as of March 19, 1998, Amendment No. 2 dated as of December 1, 2000, Amendment No. 3 dated as of January 1, 2003, Amendment No. 4 dated as of May 10, 2004, Amendment No. 5 dated as of March 19, 2009, Amendment No. 6 dated as of January 1, 2011, and Amendment No. 7 dated as of October 29, 2012, to the Concentrate Purchase and Sales Agreement dated effective December 11, 1996, between PT Freeport Indonesia and PT Smelting.		10-K	001-11307-01	2/27/2015
10.3	Amendment No. 8 dated as of April 16, 2014 to the Concentrate Purchase and Sales Agreement dated December 11,1996 between PT Freeport Indonesia and PT Smelting.		10-K	001-11307-01	2/20/2018
10.4	Amendment No. 9 dated as of April 10, 2017 to the Concentrate Purchase and Sales Agreement dated December 11,1996 between PT Freeport Indonesia and PT Smelting.		10-K	001-11307-01	2/20/2018
10.5	Shareholders Agreement dated as of December 21, 2018, among FCX, PT Freeport Indonesia, PT Indonesia Papua Metal Dan Mineral and PT Indonesia Asahan Aluminium (Persero).		10-K	001-11307-01	2/15/2019
10.6	PT Freeport Indonesia Special Mining License (IUPK) from the Minister of Energy and Mineral Resources of the Republic of Indonesia (English translation).		10-K	001-11307-01	2/15/2019
10.7	Third Amended and Restated Joint Venture and Shareholders Agreement dated as of December 11, 2003 among PT Freeport Indonesia, Mitsubishi Corporation, Nippon Mining & Metals Company, Limited and PT Smelting, as amended by the First Amendment dated as of September 30, 2005, and the Second Amendment dated as of April 30, 2008.		10-K	001-11307-01	2/27/2015
10.8	Participation Agreement, dated as of March 16, 2005, among Phelps Dodge Corporation, Cyprus Amax Minerals Company, a Delaware corporation, Cyprus Metals Company, a Delaware corporation, Cyprus Climax Metals Company, a Delaware corporation, Sumitomo Corporation, a Japanese corporation, Summit Global Management, B.V., a Dutch corporation, Sumitomo Metal Mining Co., Ltd., a Japanese corporation, Compañia de Minas Buenaventura S.A.A., a Peruvian sociedad anonima abierta, and Sociedad Minera Cerro Verde S.A.A., a Peruvian sociedad anonima abierta.		8-K	001-00082	3/22/2005

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K/A	Form	File No.	Date Filed
10.9	Shareholders Agreement, dated as of June 1, 2005, among Phelps Dodge Corporation, Cyprus Climax Metals Company, a Delaware corporation, Sumitomo Corporation, a Japanese corporation, Sumitomo Metal Mining Co., Ltd., a Japanese corporation, Summit Global Management B.V., a Dutch corporation, SMM Cerro Verde Netherlands, B.V., a Dutch corporation, Compañia de Minas Buenaventura S.A.A., a Peruvian sociedad anonima abierta, and Sociedad Minera Cerro Verde S.A.A., a Peruvian sociedad anonima abierta.		8-K	001-00082	6/7/2005
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
			8-K	001-11307-01	6/3/2020
10.14*	Letter Agreement dated as of December 19, 2013, by and between FCX and Richard C. Adkerson.		8-K	001-11307-01	12/23/2013
10.15*†	FCX Director Compensation.		10-K	001-11307-01	2/15/2022
10.16*	Amended and Restated Executive Employment Agreement dated effective as of December 2, 2008, between FCX and Kathleen L. Quirk.		10-K	001-11307-01	2/26/2009
10.17*	Amendment to Amended and Restated Executive Employment Agreement dated December 2, 2008, by and between FCX and Kathleen L. Quirk, dated April 27, 2011.		8-K	001-11307-01	4/29/2011
10.18*†	FCX Executive Services Program.		10-K	001-11307-01	2/15/2022
10.19*	FCX Supplemental Executive Retirement Plan, as amended and restated.		8-K	001-11307-01	2/5/2007
10.20*	FCX 1996 Supplemental Executive Capital Accumulation Plan.		10-Q	001-11307-01	5/12/2008
10.21*	FCX 1996 Supplemental Executive Capital Accumulation Plan Amendment One.		10-Q	001-11307-01	5/12/2008
10.22*	FCX 1996 Supplemental Executive Capital Accumulation Plan Amendment Two.		10-K	001-11307-01	2/26/2009
10.23*	FCX 1996 Supplemental Executive Capital Accumulation Plan Amendment Three.		10-K	001-11307-01	2/27/2015

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K/A	Form	File No.	Date Filed
10.24*	FCX 1996 Supplemental Executive Capital Accumulation Plan Amendment Four.		10-K	001-11307-01	2/27/2015
10.25*	FCX 2005 Supplemental Executive Capital Accumulation Plan, as amended and restated effective January 1, 2015.		10-K	001-11307-01	2/27/2015
10.26*	FCX 2005 Supplemental Executive Capital Accumulation Plan Amendment One.		10-K	001-11307-01	2/16/2021
10.27*	FCX 2005 Supplemental Executive Capital Accumulation Plan Amendment Two.		10-K	001-11307-01	2/16/2021
10.28*	FCX 2005 Supplemental Executive Capital Accumulation Plan Amendment Three.		10-K	001-11307-01	2/16/2021
10.29*	Freeport Minerals Corporation Supplemental Retirement Plan, as amended and restated.		10-K	001-11307-01	2/15/2019
10.30*	FCX 2003 Stock Incentive Plan, as amended and restated.		10-Q	001-11307-01	5/10/2007
10.31*	FCX 2004 Director Compensation Plan, as amended and restated.		10-Q	001-11307-01	8/6/2010
10.32*	FCX Amended and Restated 2006 Stock Incentive Plan.		10-K	001-11307-01	2/27/2014
10.33*	FCX 2016 Stock Incentive Plan.		8-K	001-11307-01	6/9/2016
10.34*	Form of Notice of Grant of Nonqualified Stock Options and Restricted Stock Units under the 2006 Stock Incentive Plan (for grants made to non-management directors and advisory directors).		8-K	001-11307-01	6/14/2010
10.35*	Form of Nonqualified Stock Options Grant Agreement under the FCX stock incentive plans (effective February 2014).		10-K	001-11307-01	2/27/2014
10.36*	Form of Notice of Grant of Restricted Stock Units (for grants made to non-management directors).		10-K	001-11307-01	2/24/2017
10.37*	Form of Performance Share Unit Agreement (effective February 2018).		10-K	001-11307-01	2/20/2018
10.38*†	Form of Performance Share Unit Agreement (effective February 2021).		10-K	001-11307-01	2/15/2022
10.39*	Form of Nonqualified Stock Options Grant Agreement (effective February 2018).		10-K	001-11307-01	2/20/2018
10.40*	Form of Restricted Stock Unit Agreement (effective February 2018).		10-K	001-11307-01	2/20/2018
10.41*	FCX Annual Incentive Plan (effective January 2019).		10-K	001-11307-01	2/15/2019
10.42*†	FCX Executive Change in Control Severance Plan.		10-K	001-11307-01	2/15/2022
14.1	FCX Principles of Business Conduct.		10-K	001-11307-01	2/14/2020
21.1†	List of Subsidiaries of FCX.		10-K	001-11307-01	2/15/2022
22.1†	List of Subsidiary Guarantors and Subsidiary Issuers of Guaranteed Securities.		10-K	001-11307-01	2/15/2022
23.1†	Consent of Ernst & Young LLP.		10-K	001-11307-01	2/15/2022
23.2†	Consents of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for Cerro Verde Mine.		10-K	001-11307-01	2/15/2022
23.3†	Consents of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for Grasberg Minerals District.		10-K	001-11307-01	2/15/2022
23.4†	Consents of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for Morenci Mine.		10-K	001-11307-01	2/15/2022

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K/A	Form	File No.	Date Filed
24.1†	Certified resolution of the Board of Directors of FCX authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney.		10-K	001-11307-01	2/15/2022
24.2†	Powers of Attorney pursuant to which this report has been signed on behalf of certain officers and directors of FCX.		10-K	001-11307-01	2/15/2022
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d - 14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d - 14(a).	X
31.3†	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d - 14(a).		10-K	001-11307-01	2/15/2022
31.4†	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d - 14(a).		10-K	001-11307-01	2/15/2022
32.1†	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.		10-K	001-11307-01	2/15/2022
32.2†	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.		10-K	001-11307-01	2/15/2022
95.1†	Mine Safety Disclosure.		10-K	001-11307-01	2/15/2022
96.1†	Technical Report Summary of Mineral Reserves and Mineral Resources for Cerro Verde Mine, effective as of December 31, 2021.		10-K	001-11307-01	2/15/2022
96.2	Technical Report Summary of Mineral Reserves and Mineral Resources for Grasberg Minerals District, effective as of December 31, 2021.	X
96.3	Technical Report Summary of Mineral Reserves and Mineral Resources for Morenci Mine, effective as of December 31, 2021.	X
101.INS	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	X
104	The cover page from this Amendment, formatted in Inline XBRL and contained in Exhibit 101.	X
Note:  Certain instruments with respect to long-term debt of FCX have not been filed as exhibits to this Amendment since the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of FCX and its subsidiaries on a consolidated basis. FCX agrees to furnish a copy of each such instrument upon request of the Securities and Exchange Commission (SEC).

*  Indicates management contract or compensatory plan or arrangement.
+ The registrant agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon the request of the SEC in accordance with Item 601(b)(2) of Regulation S-K.
† Indicates documents previously filed or furnished, as applicable, with our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, originally filed with the SEC on February 15, 2022, which is being amended hereby.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 18, 2022.

Freeport-McMoRan Inc.

By:/s/ Kathleen L. Quirk
Kathleen L. Quirk
President and Chief Financial Officer
S-1