Form 10-Q
period 2022-03-31
FREEPORT-MCMORAN INC
filed 2022-05-05
CIK 831259

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
On April 29, 2022, there were issued and outstanding 1,449,262,382 shares of the registrant’s common stock, par value $0.10 per share.

Freeport-McMoRan Inc.

Part I.FINANCIAL INFORMATION

Item 1.Financial Statements.

Freeport-McMoRan Inc.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2022	December 31, 2021
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$8,338	$8,068
Trade accounts receivable	1,537	1,168
Income and other tax receivables	444	574
Inventories:
Materials and supplies, net	1,741	1,669
Mill and leach stockpiles	1,227	1,170
Product	1,486	1,658
Other current assets	529	523
Total current assets	15,302	14,830
Property, plant, equipment and mine development costs, net	30,708	30,345
Long-term mill and leach stockpiles	1,377	1,387
Other assets	1,445	1,460
Total assets	$48,832	$48,022

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,163	$3,495
Accrued income taxes	1,392	1,541
Current portion of debt	1,365	372
Current portion of environmental and asset retirement obligations	316	264
Dividends payable	218	220
Total current liabilities	6,454	5,892
Long-term debt, less current portion	8,256	9,078
Deferred income taxes	4,282	4,234
Environmental and asset retirement obligations, less current portion	4,145	4,116
Other liabilities	1,653	1,683
Total liabilities	24,790	25,003

Equity:
Stockholders’ equity:
Common stock	161	160
Capital in excess of par value	25,835	25,875
Accumulated deficit	(5,848)	(7,375)
Accumulated other comprehensive loss	(387)	(388)
Common stock held in treasury	(4,895)	(4,292)
Total stockholders’ equity	14,866	13,980
Noncontrolling interests	9,176	9,039
Total equity	24,042	23,019
Total liabilities and equity	$48,832	$48,022

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,
	2022	2021
	(In millions, except per share amounts)
Revenues	$6,603	$4,850
Cost of sales:
Production and delivery	3,150	2,787
Depreciation, depletion and amortization	489	419
Total cost of sales	3,639	3,206
Selling, general and administrative expenses	115	100
Mining exploration and research expenses	24	7
Environmental obligations and shutdown costs	16	5
Total costs and expenses	3,794	3,318
Operating income	2,809	1,532
Interest expense, net	(127)	(145)
Other income, net	31	11
Income before income taxes and equity in affiliated companies’ net earnings (losses)	2,713	1,398
Provision for income taxes	(824)	(443)
Equity in affiliated companies’ net earnings (losses)	15	(2)
Net income	1,904	953
Net income attributable to noncontrolling interests	(377)	(235)
Net income attributable to common stockholders	$1,527	$718

Net income per share attributable to common stockholders:
Basic	$1.05	$0.49
Diluted	$1.04	$0.48

Weighted-average common shares outstanding:
Basic	1,455	1,462
Diluted	1,469	1,477

Dividends declared per share of common stock	$0.15	$0.075

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
	2022	2021
	(In millions)
Net income	$1,904	$953

Other comprehensive income, net of taxes:
Defined benefit plans:
Actuarial losses arising during the period	—	(1)
Prior service costs arising during the period	(1)	—
Amortization of unrecognized amounts included in net periodic benefit costs	2	4
Foreign exchange losses	—	(1)
Other comprehensive income	1	2

Total comprehensive income	1,905	955
Total comprehensive income attributable to noncontrolling interests	(377)	(234)
Total comprehensive income attributable to common stockholders	$1,528	$721

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2022	2021
	(In millions)
Cash flow from operating activities:
Net income	$1,904	$953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	489	419
Stock-based compensation	49	41
Net charges for environmental and asset retirement obligations, including accretion	55	39
Payments for environmental and asset retirement obligations	(55)	(54)
Net charges for defined pension and postretirement plans	10	—
Pension plan contributions	(25)	(21)
Deferred income taxes	48	38
Charges for Cerro Verde royalty dispute	—	5
Payments for Cerro Verde royalty dispute	—	(38)
Other, net	27	29
Changes in working capital and other:
Accounts receivable	(222)	(361)
Inventories	47	(225)
Other current assets	19	6
Accounts payable and accrued liabilities	(519)	(42)
Accrued income taxes and timing of other tax payments	(136)	286
Net cash provided by operating activities	1,691	1,075

Cash flow from investing activities:
Capital expenditures:
North America copper mines	(130)	(26)
South America	(56)	(21)
Indonesia mining	(379)	(290)
Indonesia smelter projects	(130)	(20)
Molybdenum mines	(1)	(1)
Other	(27)	(12)
Proceeds from sales of assets	20	5
Loans to PT Smelting for expansion	(9)	—
Other, net	(2)	(3)
Net cash used in investing activities	(714)	(368)

Cash flow from financing activities:
Proceeds from debt	604	130
Repayments of debt	(434)	(32)
Cash dividends and distributions paid:
Common stock	(220)	—
Noncontrolling interests	(204)	—
Treasury stock purchases	(541)	—
Contributions from noncontrolling interests	47	41
Proceeds from exercised stock options	101	106
Payments for withholding of employee taxes related to stock-based awards	(55)	(19)
Debt financing costs and other, net	(1)	(1)
Net cash (used in) provided by financing activities	(703)	225

Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	274	932
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	8,314	3,903
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$8,588	$4,835
The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
THREE MONTHS ENDED MARCH 31

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at December 31, 2021	1,603	$160	$25,875	$(7,375)	$(388)	146	$(4,292)	$13,980	$9,039	$23,019
Exercised and issued stock-based awards	9	1	107	—	—	—	—	108	—	108
Stock-based compensation, including the tender of shares	—	—	48	—	—	2	(62)	(14)	(10)	(24)
Treasury stock purchases	—	—	—	—	—	12	(541)	(541)	—	(541)
Dividends	—	—	(218)	—	—	—	—	(218)	(254)	(472)
Contributions from noncontrolling interests	—	—	23	—	—	—	—	23	24	47
Net income attributable to common stockholders	—	—	—	1,527	—	—	—	1,527	—	1,527
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	377	377
Other comprehensive income	—	—	—	—	1	—	—	1	—	1
Balance at March 31, 2022	1,612	$161	$25,835	$(5,848)	$(387)	160	$(4,895)	$14,866	$9,176	$24,042

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at December 31, 2020	1,590	$159	$26,037	$(11,681)	$(583)	132	$(3,758)	$10,174	$8,494	$18,668
Exercised and issued stock-based awards	7	1	105	—	—	—	—	106	—	106
Stock-based compensation, including the tender of shares	—	—	29	—	—	1	(19)	10	(3)	7
Dividends	—	—	(111)	—	—	—	—	(111)	(93)	(204)
Contributions from noncontrolling interests	—	—	20	—	—	—	—	20	21	41
Net income attributable to common stockholders	—	—	—	718	—	—	—	718	—	718
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	235	235
Other comprehensive income (loss)	—	—	—	—	3	—	—	3	(1)	2
Balance at March 31, 2021	1,597	$160	$26,080	$(10,963)	$(580)	133	$(3,777)	$10,920	$8,653	$19,573

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. GENERAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles in the United States (U.S.). Therefore, this information should be read in conjunction with Freeport-McMoRan Inc.’s (FCX) consolidated financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2021 (2021 Form 10-K). The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three-month period ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Subsequent Events. FCX evaluated events after March 31, 2022, and through the date the consolidated financial statements were issued, and determined any events and transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these consolidated financial statements.

NOTE 2. EARNINGS PER SHARE

FCX calculates its basic net income per share of common stock under the two-class method and calculates its diluted net income per share of common stock using the more dilutive of the two-class method or the treasury-stock method. Basic net income per share of common stock was computed by dividing net income attributable to common stockholders (after deducting accumulated dividends and undistributed earnings to participating securities) by the weighted-average shares of common stock outstanding during the period. Diluted net income per share of common stock was calculated by including the basic weighted-average shares of common stock outstanding adjusted for the effects of all potential dilutive shares of common stock, unless their effect would be antidilutive.

Reconciliations of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted net income per share follow (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2022	2021
Net income	$1,904	$953
Net income attributable to noncontrolling interests	(377)	(235)
Undistributed earnings allocated to participating securities	(5)	(4)
Net income attributable to common stockholders	$1,522	$714

Basic weighted-average shares of common stock outstanding	1,455	1,462
Add shares issuable upon exercise or vesting of dilutive stock options and restricted stock units (RSUs)	14	15
Diluted weighted-average shares of common stock outstanding	1,469	1,477

Basic net income per share attributable to common stockholders	$1.05	$0.49
Diluted net income per share attributable to common stockholders	$1.04	$0.48

Outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of diluted net income per share of common stock. Stock options for 2 million shares of common stock in first-quarter 2022 and 10 million shares of common stock in first-quarter 2021, were excluded.

NOTE 3. INVENTORIES, INCLUDING LONG-TERM MILL AND LEACH STOCKPILES

The components of inventories follow (in millions):

	March 31, 2022	December 31, 2021
Current inventories:
Total materials and supplies, net[a]	$1,741	$1,669

Mill stockpiles	$175	$193
Leach stockpiles	1,052	977
Total current mill and leach stockpiles	$1,227	$1,170

Raw materials (primarily concentrate)	$280	$536
Work-in-process	275	195
Finished goods	931	927
Total product	$1,486	$1,658

Long-term inventories:
Mill stockpiles	$227	$226
Leach stockpiles	1,150	1,161
Total long-term mill and leach stockpiles[b]	$1,377	$1,387
a.Materials and supplies inventory was net of obsolescence reserves totaling $39 million at March 31, 2022, and $36 million at December 31, 2021.
b.Estimated metals in stockpiles not expected to be recovered within the next 12 months.

NOTE 4. INCOME TAXES

Geographic sources of FCX’s provision for income taxes follow (in millions):

	Three Months Ended
	March 31,
	2022	2021
U.S. operations	$(3)	$—
International operations	(821)	(443)
Total	$(824)	$(443)
FCX’s consolidated effective income tax rate was 30 percent for first-quarter 2022 and 32 percent for first-quarter 2021. Variations in the relative proportions of jurisdictional income result in fluctuations to FCX’s consolidated effective income tax rate.

NOTE 5. DEBT AND EQUITY

The components of debt follow (in millions):

	March 31, 2022		December 31, 2021
Senior notes and debentures:
Issued by FCX	$8,270		$8,268
Issued by Freeport Minerals Corporation	355		355
PT-FI Term Loan	603		432
Cerro Verde Term Loan	325		325
Other	68		70
Total debt	9,621		9,450
Less current portion of debt	(1,365)	a	(372)
Long-term debt	$8,256		$9,078
a.Includes $325 million for the Cerro Verde Term Loan due June 2022 and $995 million for the FCX 3.875% Senior Notes due March 2023.

Revolving Credit Facility. At March 31, 2022, FCX had no borrowings outstanding and $8 million in letters of credit issued under its revolving credit facility, resulting in availability of approximately $3.5 billion, of which approximately $1.5 billion could be used for additional letters of credit. Availability under FCX’s revolving credit facility consists of $3.28 billion maturing April 2024 and $220 million maturing April 2023. At March 31, 2022, FCX was in compliance with its revolving credit facility covenants.

PT-FI Credit Facility. In July 2021, PT-FI entered into a $1.0 billion, five-year, unsecured credit facility (consisting of a $667 million term loan and a $333 million revolving credit facility) to fund project costs in connection with the PT Smelting expansion and construction of a precious metals refinery (PMR), and for PT-FI’s general corporate purposes. At March 31, 2022, $614 million ($603 million net of debt issuance costs) was drawn under the term loan, no amounts were drawn under the revolving credit facility and PT-FI was in compliance with its credit facility covenants.

Senior Notes issued by PT-FI. In April 2022, PT-FI completed the sale of $3.0 billion of unsecured senior notes, consisting of $750 million of 4.763% Senior Notes due 2027, $1.5 billion of 5.315% Senior Notes due 2032 and $750 million of 6.200% Senior Notes due 2052. PT-FI intends to use the proceeds, net of underwriting fees, of $2.99 billion to finance its smelter projects, to refinance the PT-FI Term Loan and for general corporate purposes.

Interest Expense, Net. Consolidated interest costs (before capitalization) totaled $153 million in first-quarter 2022 and $160 million in first-quarter 2021. Capitalized interest added to property, plant, equipment and mine development costs, net, totaled $26 million in first-quarter 2022 and $15 million in first-quarter 2021. The increase in capitalized interest costs for the 2022 period resulted from increased construction and development projects in process.

Share Repurchase Program. In first-quarter 2022, FCX acquired 12.3 million shares of its common stock under the share repurchase program for a total cost of $541 million ($44.02 average cost per share). Through May 5, 2022, FCX acquired 28.7 million shares of its common stock for a total cost of $1.2 billion ($41.64 average cost per share) and $1.8 billion remains available for repurchases under the program.

Dividends. On March 23, 2022, FCX declared quarterly cash dividends totaling $0.15 per share ($0.075 per share base dividend and $0.075 per share variable dividend) on its common stock, which were paid on May 2, 2022, to common stockholders of record as of April 14, 2022.

The declaration and payment of dividends (base or variable) and timing and amount of any share repurchases is at the discretion of FCX’s Board of Directors (Board) and management, respectively, and is subject to a number of factors, including maintaining FCX’s net debt target, capital availability, FCX’s financial results, cash requirements, business prospects, global economic conditions, changes in laws, contractual restrictions and other factors deemed relevant by FCX’s Board or management, as applicable. FCX’s share repurchase program may be modified, increased, suspended or terminated at any time at the Board’s discretion.

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

A discussion of FCX’s derivative contracts and programs follows:

Derivatives Designated as Hedging Instruments – Fair Value Hedges
Copper Futures and Swap Contracts. Some of FCX’s U.S. copper rod and cathode customers request a fixed market price instead of the Commodity Exchange Inc. (COMEX) average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures or swap contracts. Hedging gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses resulting from hedge ineffectiveness during the three-month periods ended March 31, 2022 and 2021. At March 31, 2022, FCX held copper futures and swap contracts that qualified for hedge accounting for 84 million pounds at an average contract price of $4.47 per pound, with maturities through February 2024.

A summary of gains (losses) recognized in revenues for derivative financial instruments related to commodity contracts that are designated and qualify as fair value hedge transactions, including on the related hedged item follows (in millions):

	Three Months Ended
	March 31,
	2022	2021
Copper futures and swap contracts:
Unrealized gains (losses):
Derivative financial instruments	$12	$3
Hedged item – firm sales commitments	(12)	(3)

Realized gains:
Matured derivative financial instruments	14	24

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

A summary of FCX’s embedded derivatives at March 31, 2022, follows:

	Open Positions	Average Price Per Unit		Maturities Through
		Contract	Market
Embedded derivatives in provisional sales contracts:
Copper (millions of pounds)	753	$4.49	$4.71	August 2022
Gold (thousands of ounces)	206	1,925	1,936	June 2022
Embedded derivatives in provisional purchase contracts:
Copper (millions of pounds)	65	4.43	4.71	July 2022

Copper Forward Contracts. Atlantic Copper, FCX’s wholly owned smelting and refining unit in Spain, enters into copper forward contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in production and delivery costs. At March 31, 2022, Atlantic Copper held net copper forward purchase contracts for 4 million pounds at an average contract price of $4.60 per pound, with maturities through May 2022.

Summary of Gains (Losses). A summary of the realized and unrealized gains (losses) recognized in operating income for commodity contracts that do not qualify as hedge transactions, including embedded derivatives, follows (in millions):

	Three Months Ended
	March 31,
	2022	2021
Embedded derivatives in provisional sales contracts:[a]
Copper	$218	$207
Gold and other metals	22	(28)
Copper forward contracts[b]	4	(8)
a.Amounts recorded in revenues.
b.Amounts recorded in cost of sales as production and delivery costs.

Unsettled Derivative Financial Instruments
A summary of the fair values of unsettled commodity derivative financial instruments follows (in millions):

	March 31, 2022	December 31, 2021
Commodity Derivative Assets:
Derivatives designated as hedging instruments:
Copper futures and swap contracts	$24	$12
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional sales/purchase contracts	169	64
Copper forward contracts	2	1
Total derivative assets	$195	$77

Commodity Derivative Liabilities:
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional sales/purchase contracts	$20	$27
Copper forward contracts	2	1
Total derivative liabilities	$22	$28

FCX’s commodity contracts have netting arrangements with counterparties with which the right of offset exists, and it is FCX’s policy to generally offset balances by contract on its balance sheet. FCX’s embedded derivatives on provisional sales/purchase contracts are netted with the corresponding outstanding receivable/payable balances.

A summary of these unsettled commodity contracts that are offset in the balance sheets follows (in millions):

	Assets		Liabilities
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021

Gross amounts recognized:
Embedded derivatives in provisional
sales/purchase contracts	$169	$64	$20	$27
Copper derivatives	26	13	2	1
	195	77	22	28

Less gross amounts of offset:
Embedded derivatives in provisional
sales/purchase contracts	2	3	2	3
Copper derivatives	2	1	2	1
	4	4	4	4

Net amounts presented in balance sheet:
Embedded derivatives in provisional
sales/purchase contracts	167	61	18	24
Copper derivatives	24	12	—	—
	$191	$73	$18	$24

Balance sheet classification:
Trade accounts receivable	$165	$51	$8	$14
Other current assets	23	12	—	—
Other assets	1	—	—	—
Accounts payable and accrued liabilities	2	10	10	10
	$191	$73	$18	$24

Credit Risk.  FCX is exposed to credit loss when financial institutions with which it has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. As of March 31, 2022, the maximum amount of credit exposure associated with derivative transactions was $195 million.

Other Financial Instruments.  Other financial instruments include cash and cash equivalents, restricted cash, restricted cash equivalents, accounts receivable, investment securities, legally restricted funds, accounts payable and accrued liabilities, accrued income taxes, dividends payable and debt. The carrying value for these financial instruments classified as current assets or liabilities approximates fair value because of their short-term nature and generally negligible credit losses. Refer to Note 7 for the fair values of investment securities, legally restricted funds and debt.

In addition, as of March 31, 2022, FCX has contingent consideration assets related to the sales of certain oil and gas properties (refer to Note 7 for the related fair values).

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents. The following table provides a reconciliation of total cash, cash equivalents, restricted cash and restricted cash equivalents presented in the consolidated statements of cash flows (in millions):

	March 31, 2022	December 31, 2021
Balance sheet components:
Cash and cash equivalents[a]	$8,338	$8,068
Restricted cash and restricted cash equivalents included in:
Other current assets	117	114
Other assets	133	132
Total cash, cash equivalents, restricted cash and restricted cash equivalents presented in the consolidated statements of cash flows	$8,588	$8,314
a.Includes time deposits of $0.2 billion at each of March 31, 2022, and December 31, 2021.

NOTE 7. FAIR VALUE MEASUREMENT

Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). FCX did not have any significant transfers in or out of Level 3 during first-quarter 2022.

FCX’s financial instruments are recorded on the consolidated balance sheets at fair value except for contingent consideration associated with the sale of the Deepwater Gulf of Mexico (GOM) oil and gas properties (which was recorded under the loss recovery approach) and debt. A summary of the carrying amount and fair value of FCX’s financial instruments (including those measured at net asset value (NAV) as a practical expedient), other than cash and cash equivalents, restricted cash, restricted cash equivalents, accounts receivable, accounts payable and accrued liabilities, accrued income taxes and dividends payable (refer to Note 6) follows (in millions):

	At March 31, 2022
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
Equity securities	$70	$70	$—	$70	$—	$—
U.S. core fixed income fund	28	28	28	—	—	—
Total	98	98	28	70	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	62	62	62	—	—	—
Government bonds and notes	49	49	—	—	49	—
Corporate bonds	40	40	—	—	40	—
Government mortgage-backed securities	23	23	—	—	23	—
Asset-backed securities	13	13	—	—	13	—
Money market funds	8	8	—	8	—	—
Collateralized mortgage-backed securities	3	3	—	—	3	—
Total	198	198	62	8	128	—

Derivatives:
Embedded derivatives in provisional sales/purchase contracts in a gross asset position[c]	169	169	—	—	169	—
Copper futures and swap contracts[c]	24	24	—	18	6	—
Copper forward contracts[c]	2	2	—	1	1	—
Total	195	195	—	19	176	—

Contingent consideration for the sale of the
Deepwater GOM oil and gas properties[a]	84	74	—	—	—	74

Liabilities
Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross liability position	20	20	—	—	20	—
Copper forward contracts	2	2	—	1	1	—
Total	22	22	—	1	21	—

Long-term debt, including current portion[d]	9,621	10,190	—	—	10,190	—

	At December 31, 2021
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
Equity securities	$50	$50	$—	$50	$—	$—
U.S. core fixed income fund	29	29	29	—	—	—
Total	79	79	29	50	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	64	64	64	—	—	—
Government bonds and notes	53	53	—	—	53	—
Corporate bonds	45	45	—	—	45	—
Government mortgage-backed securities	20	20	—	—	20	—
Asset-backed securities	18	18	—	—	18	—
Money market funds	8	8	—	8	—	—
Municipal bonds	1	1	—	—	1	—
Total	209	209	64	8	137	—

Derivatives:
Embedded derivatives in provisional sales/purchase contracts in a gross asset position[c]	64	64	—	—	64	—
Copper futures and swap contracts[c]	12	12	—	9	3	—
Copper forward contracts[c]	1	1	—	1	—	—
Total	77	77	—	10	67	—

Contingent consideration for the sale of the
Deepwater GOM oil and gas properties[a]	90	81	—	—	—	81

Liabilities
Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross liability position	27	27	—	—	27	—
Copper forward contracts	1	1	—	1	—	—
Total	28	28	—	1	27	—

Long-term debt, including current portion[d]	9,450	10,630	—	—	10,630	—
a.Current portion included in other current assets and long-term portion included in other assets.
b.Excludes time deposits (which approximated fair value) included in (i) other current assets of $117 million at March 31, 2022, and $114 million at December 31, 2021, and (ii) other assets of $133 million at March 31, 2022, and $132 million at December 31, 2021, primarily associated with an assurance bond to support PT-FI’s commitment for additional domestic smelter development in Indonesia and PT-FI’s closure and reclamation guarantees.
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

In December 2016, FCX’s sale of its Deepwater GOM oil and gas properties included up to $150 million in contingent consideration that was recorded at the total amount under the loss recovery approach. The contingent consideration is being received over time as cash flows are realized from a third-party production handling agreement for an offshore platform, with the related payments commencing in third-quarter 2018. The contingent consideration included in (i) other current assets totaled $20 million at March 31, 2022, and December 31, 2021, and (ii) other assets totaled $64 million at March 31, 2022, and $70 million at December 31, 2021. The fair value of this contingent consideration was calculated based on a discounted cash flow model using inputs that include third-party estimates for reserves, production rates and production timing, and discount rates. Because significant inputs are not observable in the market, the contingent consideration is classified within Level 3 of the fair value hierarchy.

Long-term debt, including current portion, is primarily valued using available market quotes and, as such, is classified within Level 2 of the fair value hierarchy.

The techniques described above may produce a fair value that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with other market participants, the use of different techniques or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the techniques used at March 31, 2022, as compared with those techniques used at December 31, 2021.

A summary of the changes in the fair value of FCX’s Level 3 instrument, contingent consideration for the sale of the Deepwater GOM oil and gas properties, during the first three months of 2022 follows (in millions):

Fair value at January 1, 2022	$81
Net unrealized loss related to assets still held at the end of the period	(1)
Settlements	(6)
Fair value at March 31, 2022	$74

NOTE 8. CONTINGENCIES AND COMMITMENTS

Asset Retirement Obligations (ARO)
Arizona Environmental and Reclamation Programs. FCX’s Arizona operations are subject to regulatory oversight by the Arizona Department of Environmental Quality (ADEQ). ADEQ has adopted regulations for its aquifer protection permit (APP) program that require permits for, among other things, certain facilities, activities and structures used for mining, leaching, concentrating and smelting, and require compliance with aquifer water quality standards during operations and closure. An application for an APP requires a proposed closure strategy that will meet applicable groundwater protection requirements following cessation of operations and an estimate of the implementation cost, with a more detailed closure plan required at the time operations cease. A permit applicant must demonstrate its financial ability to meet the closure costs approved by ADEQ. Closure costs for facilities covered by APPs are required to be updated every six years and financial assurance mechanisms are required to be updated every two years. During first-quarter 2022, Bagdad increased its ARO liability and asset retirement cost asset by $45 million associated with an updated closure strategy that Bagdad submitted to ADEQ for approval. Morenci is also preparing an update to its closure strategy for submission to ADEQ, which is expected to result in increased costs that could be significant. FCX will continue updating its closure strategy and closure cost estimates at other Arizona sites, and any such updates may also result in increased costs that could be significant.

Litigation
There were no significant updates to previously reported legal proceedings included in Note 12 of FCX’s 2021 Form 10-K.

Other Matters
Smelter Development Progress. On January 7, 2021, the Indonesia government levied an administrative fine of $149 million for the period from March 30, 2020, through September 30, 2020, on PT-FI for failing to achieve physical development progress on its greenfield smelter as of July 31, 2020. On January 13, 2021, PT-FI responded to the Indonesia government objecting to the fine because of events outside of its control causing a delay of the greenfield smelter’s development progress. PT-FI believes that its communications during 2020 with the Indonesia government were not properly considered before the administrative fine was levied.

In June 2021, the Indonesia government issued a ministerial decree for the calculation of an administrative fine for lack of smelter development in light of the COVID-19 pandemic. During 2021, PT-FI recorded charges totaling $16 million for a potential settlement of the administrative fine. On January 25, 2022, the Indonesia government submitted a new estimate of the administrative fine totaling $57 million. In March 2022, PT-FI paid the administrative fine and recorded a charge of $41 million in first-quarter 2022. Based on PT-FI’s revised smelter construction schedule, PT-FI does not believe any additional fines should be applied and will dispute any attempts by the Indonesia government to levy additional fines, which could be significant.

PT-FI Export License. Export licenses are valid for a one-year period, subject to review and approval by the Indonesia government every six months, depending on smelter construction progress. In March 2022, PT-FI obtained a one-year extension of its concentrate export license through March 19, 2023, for two million metric tons of concentrate, the approval of which was based on PT-FI’s revised smelter construction schedule as modified to reflect impacts of the ongoing COVID-19 pandemic.

NOTE 9. BUSINESS SEGMENTS
FCX has organized its mining operations into four primary divisions – North America copper mines, South America mining, Indonesia mining and Molybdenum mines – and operating segments that meet certain thresholds are reportable segments. Separately disclosed in the following tables are FCX’s reportable segments, which include the Morenci and Cerro Verde copper mines, the Grasberg minerals district (Indonesia Mining), the Rod & Refining operations and Atlantic Copper Smelting & Refining.

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

Product Revenues. FCX’s revenues attributable to the products it sold for the first quarters of 2022 and 2021 follow (in millions):

	Three Months Ended
	March 31,
	2022	2021
Copper:
Concentrate	$2,691	$1,709
Cathode	1,435	1,234
Rod and other refined copper products	1,116	684
Purchased copper[a]	70	218
Gold	811	518
Molybdenum	378	244
Other	188	253
Adjustments to revenues:
Treatment charges	(133)	(97)
Royalty expense[b]	(95)	(63)
Export duties[c]	(98)	(29)
Revenues from contracts with customers	6,363	4,671
Embedded derivatives[d]	240	179
Total consolidated revenues	$6,603	$4,850
a.FCX purchases copper cathode primarily for processing by its Rod & Refining operations.
b.Reflects royalties on sales from PT-FI and Cerro Verde that will vary with the volume of metal sold and prices.
c.Reflects PT-FI export duties, including a first-quarter 2022 charge of $18 million associated with an adjustment to prior-period export duties.
d.Refer to Note 6 for discussion of embedded derivatives related to FCX’s provisionally priced concentrate and cathode sales contracts.

Financial Information by Business Segment

(In millions)

											Atlantic	Corporate,
	North America Copper Mines			South America Mining							Copper	Other
				Cerro			Indonesia		Molybdenum	Rod &	Smelting	& Elimi-		FCX
	Morenci	Other	Total	Verde	Other	Total	Mining		Mines	Refining	& Refining	nations		Total
Three Months Ended March 31, 2022
Revenues:
Unaffiliated customers	$90	$55	$145	$1,106	$160	$1,266	$2,326	[a]	$—	$1,743	$718	$405	[b]	$6,603
Intersegment	711	1,095	1,806	108	—	108	78		128	9	—	(2,129)		—
Production and delivery	363	655	1,018	558	112	670	626		75	1,754	722	(1,715)		3,150
Depreciation, depletion and amortization	44	61	105	87	10	97	248		16	1	6	16		489
Selling, general and administrative expenses	—	1	1	2	—	2	27		—	—	8	77		115
Mining exploration and research expenses	—	—	—	—	—	—	—		—	—	—	24		24
Environmental obligations and shutdown costs	—	—	—	—	—	—	—		—	—	—	16		16
Operating income (loss)	394	433	827	567	38	605	1,503		37	(3)	(18)	(142)		2,809

Interest expense, net	—	—	—	3	—	3	2		—	—	2	120		127
Provision for (benefit from) income taxes	—	—	—	227	14	241	586		—	—	—	(3)		824
Total assets at March 31, 2022	2,773	5,284	8,057	8,678	1,925	10,603	19,338		1,702	299	1,045	7,788		48,832
Capital expenditures	73	57	130	33	23	56	379		1	2	11	144	[c]	723

Three Months Ended March 31, 2021
Revenues:
Unaffiliated customers	$4	$28	$32	$917	$175	$1,092	$1,383	[a]	$—	$1,309	$687	$347	[b]	$4,850
Intersegment	564	742	1,306	45	—	45	52		70	7	—	(1,480)		—
Production and delivery	269	480	749	436	103	539	455		58	1,316	673	(1,003)	[d]	2,787
Depreciation, depletion and amortization	34	46	80	89	12	101	199		15	1	7	16		419
Selling, general and administrative expenses	—	1	1	2	—	2	26		—	—	7	64		100
Mining exploration and research expenses	—	—	—	—	—	—	—		—	—	—	7		7
Environmental obligations and shutdown costs	—	—	—	—	—	—	—		—	—	—	5		5
Operating income (loss)	265	243	508	435	60	495	755		(3)	(1)	—	(222)		1,532

Interest expense, net	—	—	—	13	—	13	1		—	—	1	130		145
Provision for (benefit from) income taxes	—	—	—	173	21	194	315		—	—	—	(66)		443
Total assets at March 31, 2021	2,629	5,283	7,912	8,723	1,738	10,461	17,273		1,753	235	997	5,012		43,643
Capital expenditures	10	16	26	20	1	21	290		1	1	6	25	[c]	370
a.Includes PT-FI's sales to PT Smelting totaling $917 million in first-quarter 2022 and $792 million in first-quarter 2021.
b.Includes revenues from FCX's molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America and South America copper mines.
c.Includes capital expenditures for the greenfield smelter and PMR.
d.Includes charges associated with the major maintenance turnaround at the Miami Smelter totaling $68 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Freeport-McMoRan Inc.

Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of Freeport-McMoRan Inc. (the Company) as of March 31, 2022, the related consolidated statements of income, comprehensive income, equity and cash flows for the three-month periods ended March 31, 2022 and 2021, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2021, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 15, 2022, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
May 5, 2022

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), “we,” “us” and “our” refer to Freeport-McMoRan Inc. (FCX) and its consolidated subsidiaries. You should read this discussion in conjunction with our consolidated financial statements, the related MD&A and the discussion of our Business and Properties in our annual report on Form 10-K for the year ended December 31, 2021 (2021 Form 10-K), filed with the United States (U.S.) Securities and Exchange Commission (SEC). The results of operations reported and summarized below are not necessarily indicative of future operating results (refer to “Cautionary Statement” for further discussion). References to “Notes” are Notes included in our Notes to Consolidated Financial Statements (Unaudited). Throughout MD&A, all references to income or losses per share are on a diluted basis.

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

Our results for first-quarter 2022 reflect strong operating and financial performance, cash flow generation and cash returns to shareholders. We remain focused on cost and capital management and are advancing our sustainability objectives. We achieved a 24 percent increase in copper sales and a 59 percent increase in gold sales, compared to first-quarter 2021. We plan to continue to execute our operating plans, which we expect will provide strong cash flows to support advancement of organic growth initiatives and continued cash returns to shareholders under our established financial policy, based on a favorable operational and market outlook.

As further discussed in “Operations,” first-quarter 2022 highlights include:
•Continued growth in operating rates at Lone Star toward achieving production of 300 million pounds of copper per year from oxide ores (compared with the initial design capacity of 200 million pounds per year).
•Strong performance from Cerro Verde's concentrator facilities, with milling rates averaging 394,400 metric tons of ore per day. Subject to ongoing monitoring of COVID-19 protocols, milling rates are currently expected to average approximately 400,000 metric tons of ore per day for the remainder of 2022.
•Increased milling rates from the underground mines at the Grasberg minerals district, which averaged 186,500 metric tons of ore per day, a 50 percent increase from milling rates in first-quarter 2021. Milling rates at the Grasberg minerals district are expected to average approximately 180,000 to 190,000 metric tons of ore per day for the remainder of 2022.

Net income attributable to common stock totaled $1.5 billion in first-quarter 2022, compared with $0.7 billion in first-quarter 2021, primarily reflecting higher copper and gold sales volumes and prices, partly offset by a higher provision for income taxes and increased energy and other input costs. Refer to “Consolidated Results” for further discussion.

At March 31, 2022, we had consolidated debt of $9.6 billion and consolidated cash and cash equivalents of $8.3 billion, resulting in net debt of $1.3 billion (including $0.6 billion of net debt for the Indonesia smelter projects). Refer to “Net Debt” for reconciliations of consolidated debt and consolidated cash and cash equivalents to net debt.

At March 31, 2022, we had no borrowings and $3.5 billion available under our revolving credit facility. At March 31, 2022, we had $1.4 billion of current debt, including $995 million of senior notes maturing in March 2023 (with redemption rights at par in December 2022) and $325 million under Cerro Verde’s Term Loan maturing in June 2022.

In April 2022, PT Freeport Indonesia (PT-FI) completed the sale of $3.0 billion of senior notes primarily in connection with its financing plans for construction of additional domestic smelting capacity.

In first-quarter 2022, we acquired 12.3 million shares of our common stock under the share repurchase program for a total cost of $541 million ($44.02 average cost per share). Through May 5, 2022, we acquired 28.7 million shares of our common stock for a total cost of $1.2 billion ($41.64 average cost per share) and $1.8 billion remains available under the share repurchase program.

Refer to Note 5 and “Capital Resources and Liquidity” for further discussion.

OUTLOOK

We continue to view the long-term outlook for our business positively, supported by limitations on supplies of copper and the requirements for copper in the world’s economy. Our financial results vary as a result of fluctuations in market prices primarily for copper, gold and, to a lesser extent, molybdenum, as well as other factors. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. Refer to “Markets” below and “Risk Factors” in Part I, Item 1A. of our 2021 Form 10-K for further discussion. Because we cannot control the prices of our products, the key measures that management focuses on in operating our business are sales volumes, unit net cash costs, operating cash flows and capital expenditures.

Consolidated Sales Volumes
Following are our projected consolidated sales volumes for the year 2022:

Copper (millions of recoverable pounds):
North America copper mines	1,536
South America mining	1,154
Indonesia mining	1,564
Total	4,254

Gold (millions of recoverable ounces)	1.6

Molybdenum (millions of recoverable pounds)	80	[a]

a.Projected molybdenum sales include 30 million pounds produced by our Molybdenum mines and 50 million pounds produced by our North America and South America copper mines.

Consolidated sales volumes in second-quarter 2022 are expected to approximate 1.0 billion pounds of copper, 405 thousand ounces of gold and 21 million pounds of molybdenum. Projected sales volumes are dependent on operational performance, weather-related conditions, timing of shipments, and other factors detailed in the “Cautionary Statement” below.

For other important factors that could cause results to differ materially from projections, refer to “Risk Factors” contained in Part I, Item 1A. of our 2021 Form 10-K.

Consolidated Unit Net Cash Costs
Assuming average prices of $1,950 per ounce of gold and $19.00 per pound of molybdenum for the remainder of 2022 and achievement of current sales volume and cost estimates, consolidated unit net cash costs (net of by-product credits) for our copper mines are expected to average $1.44 per pound of copper for the year 2022 (including $1.41 per pound of copper in second-quarter 2022). The increase from the January 2022 estimate of $1.35 per pound of copper primarily reflects higher costs of energy and other consumables and currency exchange rates in South America, partly offset by higher gold volumes and commodity price assumptions. We are experiencing significant cost inflation, principally associated with energy (which represents about 20 percent of our site operating costs) and other consumables such as sulfuric acid, explosives and steel. Russia’s invasion of Ukraine has placed additional pressure on an already challenging global supply chain environment. The impact of price changes during the remainder of 2022 on consolidated unit net cash costs for the year 2022 would approximate $0.03 per pound of copper for each $100 per ounce change in the average price of gold and $0.02 per pound of copper for each $2.00 per pound change in the average price of molybdenum. Quarterly unit net cash costs vary with fluctuations in sales volumes and realized prices, primarily for gold and molybdenum.

Consolidated Operating Cash Flows
Our consolidated operating cash flows vary with sales volumes; prices realized from copper, gold and molybdenum sales; production costs; income taxes; other working capital changes; and other factors. Based on current sales volume and cost estimates, and assuming average prices of $4.75 per pound for copper, $1,950 per ounce for gold, and $19.00 per pound for molybdenum for the remainder of 2022, our consolidated operating cash flows are estimated to approximate $8.6 billion (net of $0.9 billion of working capital and other uses) for the year 2022. Estimated consolidated operating cash flows for the year 2022 also reflect an estimated income tax provision of $3.4 billion (refer to “Consolidated Results – Income Taxes” for further discussion of our projected income tax rate for the year 2022). The impact of price changes for the remainder of 2022 on operating cash flows would approximate $300 million for each $0.10 per pound change in the average price of copper, $80 million for each $100 per ounce change in the average price of gold and $75 million for each $2.00 per pound change in the average price of molybdenum.

Consolidated Capital Expenditures
Consolidated capital expenditures for the year 2022 are expected to approximate $4.6 billion ($3.2 billion excluding capital expenditures for the greenfield smelter and precious metals refinery (PMR) - collectively, the Indonesia smelter projects), and include $1.9 billion for major mining projects ($1.3 billion for planned projects primarily associated with underground mine development in the Grasberg minerals district and supporting mill and power capital costs and $0.6 billion for discretionary growth projects).

Capital expenditures for the Indonesia smelter projects are expected to approximate $1.4 billion for the year 2022.
Development of additional smelting capacity in Indonesia will result in the elimination of export duties, providing an offset to the economic cost associated with the Indonesia smelter projects. Capital expenditures for the Indonesia smelter projects are being funded with the net proceeds from PT-FI's unsecured senior notes issued in April 2022 and its available bank credit facilities.

MARKETS

World prices for copper, gold and molybdenum can fluctuate significantly. During the period from January 2012 through March 2022, the London Metal Exchange (LME) copper settlement price varied from a low of $1.96 per pound in 2016 to a record high of $4.87 per pound in 2022; the London Bullion Market Association (London) PM gold price fluctuated from a low of $1,049 per ounce in 2015 to a record high of $2,067 per ounce in 2020; and the Metals Week Molybdenum Dealer Oxide weekly average price ranged from a low of $4.46 per pound in 2015 to a high of $20.01 per pound in 2021. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in “Risk Factors” contained in Part I, Item 1A. of our 2021 Form 10-K.

LME Copper Prices
Through March 31, 2022
000s of metric tons
1,500
1,200
900
600
300
-
Dollars per pound
$5.00
$4.50
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$-
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
Exchange Stocks
LME Copper Prices

This graph presents LME copper settlement prices and the combined reported stocks of copper at the LME, Commodity Exchange Inc., and the Shanghai Futures Exchange from January 2012 through March 2022. During first-quarter 2022, LME copper settlement prices ranged from a low of $4.34 per pound to a record high of $4.87 per pound, averaged $4.53 per pound and settled at $4.69 per pound on March 31, 2022. Copper prices have been supported by strong demand during the pandemic recovery, rising investor sentiment associated with copper’s prominent role in the global transition to cleaner energy, ongoing supply disruptions and falling inventories. The LME copper settlement price was $4.45 per pound on April 29, 2022.

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

London Gold Prices

Through March 31, 2022

$2,250
$2,050
$1,850
$1,650
$1,450
$1,250
$1,050
$850
$650
Dollars per ounce
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022

This graph presents London PM gold prices from January 2012 through March 2022. During first-quarter 2022, London PM gold prices ranged from a low of $1,788 per ounce to a high of $2,039 per ounce, averaged $1,877 per ounce, and closed at $1,942 per ounce on March 31, 2022. Many analysts expect future gold prices to be supported by the effects of elevated debt levels associated with large pandemic-related stimulus efforts, historically low U.S. interest rates and a weaker U.S. dollar. The London PM gold price was $1,911 per ounce on April 29, 2022.

Metals Week Molybdenum Dealer Oxide Prices

Through March 31, 2022

$25
$20
$15
$10
$5
$0
Dollars per pound
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022

This graph presents the Metals Week Molybdenum Dealer Oxide weekly average price from January 2012 through March 2022. During first-quarter 2022, the weekly average price of molybdenum ranged from a low of $18.74 per pound to a high of $19.33 per pound, averaged $19.08 per pound, and was $19.30 per pound on March 31, 2022. Molybdenum prices continue to be supported by supply constraints and increased demand, as mines in Chile continued to report low production, logistic challenges and geopolitical risk due to Russia’s invasion of Ukraine causing traders to increase inventories. The Metals Week Molybdenum Dealer Oxide weekly average price was $19.22 per pound on April 29, 2022.

CONSOLIDATED RESULTS

	Three Months Ended March 31,
	2022		2021
SUMMARY FINANCIAL DATA	(in millions, except per share amounts)
Revenues[a,b]	$6,603		$4,850
Operating income[a]	$2,809		$1,532
Net income attributable to common stock[c]	$1,527	[d]	$718	[e]
Diluted net income per share of common stock	$1.04		$0.48
Diluted weighted-average common shares outstanding	1,469		1,477

Operating cash flows[f]	$1,691		$1,075
Capital expenditures	$723		$370
At March 31:
Cash and cash equivalents	$8,338		$4,580
Total debt, including current portion	$9,621		$9,809

a.Refer to Note 9 for a summary of revenues and operating income by operating division.
b.Includes favorable adjustments to prior period provisionally priced concentrate and cathode copper sales totaling $102 million ($42 million to net income attributable to common stock or $0.03 per share) in first-quarter 2022 and $146 million ($57 million to net income attributable to common stock or $0.04 per share) in first-quarter 2021 (refer to Note 6 for further discussion).
c.We defer recognizing profits on intercompany sales until final sales to third parties occur. Refer to “Operations – Smelting and Refining” for a summary of net impacts from changes in these deferrals.
d.Includes net charges totaling $38 million ($0.03 per share), primarily associated with the settlement of an administrative fine and an adjustment to prior-period export duties at PT-FI. These net charges, before income taxes and noncontrolling interests, were recorded to production and delivery ($43 million) and to revenues ($18 million).
e.Includes net charges totaling $38 million ($0.03 per share), primarily associated with contested matters at PT-FI (including an administrative fine levied by the Indonesia government and historical tax audits), employee separation charges in North America and asset retirement obligation adjustments. These charges, before income taxes and noncontrolling interests, were recorded to production and delivery ($37 million), interest expense, net ($4 million) and other income, net ($5 million), partly offset by credits recorded to environmental obligations and shutdown costs ($3 million).
f.Working capital and other uses totaled $811 million in first-quarter 2022 and $336 million in first-quarter 2021.

	Three Months Ended March 31,
	2022	2021
SUMMARY OPERATING DATA
Copper (millions of recoverable pounds)
Production	1,009	910
Sales, excluding purchases	1,024	825
Average realized price per pound	$4.66	$3.94
Site production and delivery costs per pound[a]	$2.03	$1.86
Unit net cash costs per pound[a]	$1.33	$1.39
Gold (thousands of recoverable ounces)
Production	415	297
Sales, excluding purchases	409	258
Average realized price per ounce	$1,920	$1,713
Molybdenum (millions of recoverable pounds)
Production	21	20
Sales, excluding purchases	19	21
Average realized price per pound	$19.30	$11.62

a.Reflects per pound weighted-average production and delivery costs and unit net cash costs (net of by-product credits) for all copper mines, before net noncash and other costs. For reconciliations of per pound unit costs (credits) by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements, refer to “Product Revenues and Production Costs.”

Revenues
Consolidated revenues totaled $6.6 billion in first-quarter 2022 and $4.9 billion in first-quarter 2021. Revenues from our mining operations primarily include the sale of copper concentrate, copper cathode, copper rod, gold in concentrate and molybdenum. Refer to Note 9 for a summary of product revenues.

Following is a summary of changes in our consolidated revenues between periods (in millions):

Three Months Ended March 31

Consolidated revenues - 2021 period	$4,850
Higher (lower) sales volumes:
Copper	786
Gold	259
Molybdenum	(16)
Higher average realized prices:
Copper	737
Gold	85
Molybdenum	149
Adjustments for prior period provisionally priced copper sales	(44)
Higher Atlantic Copper revenues	31
Lower revenues from purchased copper	(148)
Higher treatment charges	(36)
Higher royalties and export duties	(101)
Other, including intercompany eliminations	51
Consolidated revenues - 2022 period	$6,603

Sales Volumes. Consolidated copper and gold sales volumes increased in first-quarter 2022, compared with first-quarter 2021, primarily reflecting the ramp-up of underground mining at PT-FI and timing of shipments in North America. Refer to “Operations” for further discussion of sales volumes at our mining operations.

Realized Prices. Our consolidated revenues can vary significantly as a result of fluctuations in the market prices of copper, gold and molybdenum. Average realized prices in first-quarter 2022, compared with first-quarter 2021, were 18 percent higher for copper, 12 percent higher for gold and 66 percent higher for molybdenum.
Average realized copper prices include net favorable adjustments to current period provisionally priced copper sales (i.e., provisionally priced sales at March 31, 2022 and 2021) totaling $116 million in first-quarter 2022 and $61 million in first-quarter 2021. As discussed in Note 6, substantially all of our copper concentrate and cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) based primarily on quoted LME monthly average copper prices. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on provisionally priced concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until final pricing on the date of settlement. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs.

Prior Period Provisionally Priced Copper Sales. Net favorable adjustments to prior periods’ provisionally priced copper sales (i.e., provisionally priced sales at December 31, 2021 and 2020) recorded in consolidated revenues totaled $102 million in first-quarter 2022 and $146 million in first-quarter 2021. Refer to Notes 6 and 9 for a summary of total adjustments to prior period and current period provisionally priced sales.

At March 31, 2022, we had provisionally priced copper sales totaling 473 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average of $4.71 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the March 31, 2022, provisional price recorded would have an approximate $15 million effect on our 2022 net income attributable to common stock. Copper prices have declined from March 31, 2022, the LME copper settlement price averaged $4.62 per pound in April 2022 and approximated $4.30 per pound on May 4, 2022.

Atlantic Copper Revenues. Atlantic Copper revenues totaled $718 million in first-quarter 2022, compared with $687 million in first-quarter 2021. Higher revenues in first-quarter 2022, compared with first-quarter 2021, primarily reflect higher copper prices.

Purchased Copper. We purchase copper cathode primarily for processing by our Rod & Refining operations. The volumes of copper purchases vary depending on cathode production from our operations and totaled 15 million pounds in first-quarter 2022 and 53 million pounds in first-quarter 2021.

Treatment Charges. Revenues from our concentrate sales are recorded net of treatment charges (i.e., fees paid to smelters that are generally negotiated annually), which will vary with the sales volumes and the price of copper.

Royalties and Export Duties. Royalties are primarily on PT-FI sales and vary with the volume of metal sold and the prices of copper and gold. PT-FI currently pays duties on concentrate exports of 5 percent, declining to 2.5 percent when development progress for additional smelting capacity in Indonesia exceeds 30 percent, and eliminated when development progress for additional smelting capacity in Indonesia exceeds 50 percent. Refer to “Operations – Indonesia Mining” for further discussion of the current progress on additional smelting capacity in Indonesia and to Note 9 for a summary of royalty expense and export duties.

Production and Delivery Costs
Consolidated production and delivery costs totaled $3.2 billion in first-quarter 2022 and $2.8 billion in first-quarter 2021. Higher consolidated production and delivery costs in first-quarter 2022 primarily reflect higher volumes and increased energy, maintenance and other input costs.

Site Production and Delivery Costs Per Pound. Site production and delivery costs for our copper mining operations primarily include labor, energy and commodity-based inputs, such as sulphuric acid, reagents, liners, tires and explosives. Consolidated site production and delivery costs (before net noncash and other costs) for our copper mines averaged $2.03 per pound of copper in first-quarter 2022 and $1.86 per pound of copper in first-quarter 2021.

Higher consolidated site production and delivery costs per pound of copper for first-quarter 2022, compared with first-quarter 2021, primarily reflect higher mining and milling costs and increased energy and other input costs, partly offset by higher sales volumes. Refer to “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements.

Depreciation, Depletion and Amortization
Depreciation will vary under the unit-of-production (UOP) method as a result of changes in sales volumes and the related UOP rates at our mining operations. Consolidated depreciation, depletion and amortization (DD&A) totaled $489 million in first-quarter 2022 and $419 million in first-quarter 2021. Higher DD&A in first-quarter 2022 primarily reflects higher sales volumes and assets placed in service associated with the ramp-up of underground mining at PT-FI.

Interest Expense, Net
Consolidated interest costs (before capitalization) totaled $153 million in first-quarter 2022 and $160 million in first-quarter 2021.

Capitalized interest varies with the level of qualifying assets associated with our development projects and average interest rates on our borrowings. Capitalized interest totaled $26 million in first-quarter 2022 and $15 million in first-quarter 2021. The increase in capitalized interest in first-quarter 2022, compared with first-quarter 2021, is related to major mining projects primarily associated with underground development activities in the Grasberg minerals district and development of the greenfield smelter in Indonesia. Refer to “Capital Resources and Liquidity - Investing Activities” for discussion of capital expenditures associated with our major development projects.

Income Taxes
Following is a summary of the approximate amounts used in the calculation of our consolidated income tax provision (in millions, except percentages):

	Three Months Ended March 31,
	2022				2021
	Income (Loss)[a]	Effective Tax Rate		Income Tax (Provision) Benefit	Income (Loss)[a]	Effective Tax Rate		Income Tax (Provision) Benefit
U.S.[b]	$552	—%	[c]	$(2)	$185	—%	[c]	$—
South America	612	39%		(241)	493	39%		(194)
Indonesia	1,512	39%		(586)	757	42%		(315)
Eliminations and other	37	N/A		(10)	(37)	N/A		4
Rate adjustment[d]	—	N/A		15	—	N/A		62
Consolidated FCX	$2,713	30%		$(824)	$1,398	32%		$(443)

a.Represents income before income taxes and equity in affiliated companies’ net earnings (losses).
b.In addition to our North America mining operations, the U.S. jurisdiction reflects corporate-level expenses, which include interest expense associated with senior notes, general and administrative expenses, and environmental obligations and shutdown costs.
c.Includes valuation allowance release on prior year unbenefited net operating losses.
d.In accordance with applicable accounting rules, we adjust our interim provision for income taxes equal to our consolidated tax rate.

Assuming achievement of current sales volume and cost estimates and average prices of $4.75 per pound for copper, $1,950 per ounce for gold and $19.00 per pound for molybdenum for the remainder of 2022, we estimate our consolidated effective tax rate for the year 2022 would approximate 31 percent. Changes in projected sales volumes and average prices during 2022 would incur tax impacts at estimated effective rates of 40 percent for Peru, 38 percent for Indonesia and 0 percent for the U.S.

OPERATIONS

Responsible Production
2021 Annual Report on Sustainability. In April 2022, we published our 2021 Annual Report on Sustainability, which is available on our website at fcx.com/sustainability. We have a long history of environmental, social and governance (ESG) programs and are striving to continuously improve performance in these important areas. This report marks our 21st year of reporting on our sustainability progress and our second year of reporting in alignment with the Value Reporting Foundation’s SASB Standards for the Metals & Mining industry. We are committed to building upon our achievements in sustainability and we are focused on leading as a responsible copper producer.

The Copper Mark. We are committed to validating all of our copper producing sites with the Copper Mark, a comprehensive assurance framework designed to demonstrate the copper industry's responsible production practices. To achieve the Copper Mark, each site is required to complete an external assurance process to assess conformance with 32 ESG requirements. During first-quarter 2022, our Chino and Tyrone sites were awarded the Copper Mark. To date, we have achieved the Copper Mark at nine of our global sites (Chino, Tyrone, Bagdad, Morenci, Miami, El Paso, Cerro Verde, El Abra and Atlantic Copper), two sites have signed letters of commitment (Safford and Sierrita) and we expect to advance preparation for the validation process for PT-FI during 2022.

Leaching Innovation Initiatives
We have a long history of leach production and continue to pursue internal and external initiatives to advance sulfide leaching technologies, which are expected to allow us to recover additional copper from our large existing leach stockpiles. We have several initiatives ongoing across our North America and South America operations that incorporate new applications, technologies and data analytics. Initial results support the potential for incremental low-cost and low-carbon additions to our production and reserve profile.

Feasibility and Optimization Studies
We are engaged in various studies associated with potential future expansion projects primarily in North and South America. The cost of these studies are expensed as incurred. We estimate the costs of these studies will approximate $200 million for the year 2022 (including approximately $60 million in second-quarter 2022), compared with approximately $60 million for the year 2021.

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

Operating and Development Activities. We have substantial reserves and future opportunities in the U.S., primarily associated with existing mining operations.

We continue to increase Lone Star operating rates to achieve production of 300 million pounds of copper per year from oxide ores (compared with the initial design capacity of 200 million pounds per year). The oxide project at Lone Star advances the opportunity for development of the underlying, large-scale sulfide resources. We are also increasing exploration in the area to support metallurgical testing and mine development planning for a potential significant long-term investment to build additional scale on an economically attractive basis.

We are planning an expansion to double the concentrator capacity of our Bagdad operation in northwest Arizona and are engaging stakeholders. We are commencing a feasibility study for this project during 2022.

Operating Data. Following is summary consolidated operating data for the North America copper mines:

	Three Months Ended March 31,
	2022	2021
Operating Data, Net of Joint Venture Interests
Copper (millions of recoverable pounds)
Production	354	353
Sales, excluding purchases	381	308
Average realized price per pound	$4.62	$3.88

Molybdenum (millions of recoverable pounds)
Production[a]	7	8

100% Operating Data
Leach operations
Leach ore placed in stockpiles (metric tons per day)	708,600	705,100
Average copper ore grade (percent)	0.28	0.28
Copper production (millions of recoverable pounds)	245	262

Mill operations
Ore milled (metric tons per day)	291,400	268,000
Average ore grade (percent):
Copper	0.36	0.37
Molybdenum	0.02	0.03
Copper recovery rate (percent)	80.9	78.7
Copper production (millions of recoverable pounds)	169	151

a.Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at the North America copper mines.

Our consolidated copper sales volumes from North America totaled 381 million pounds in first-quarter 2022, compared with 308 million pounds of copper in first-quarter 2021, primarily reflecting timing of shipments. North America copper sales are estimated to approximate 1.5 billion pounds for the year 2022.

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

	Three Months Ended March 31,
	2022			2021
	By- Product Method	Co-Product Method		By- Product Method	Co-Product Method
		Copper	Molyb- denum[a]		Copper	Molyb- denum[a]
Revenues, excluding adjustments	$4.62	$4.62	$17.97	$3.88	$3.88	$10.49

Site production and delivery, before net noncash and other costs shown below	2.38	2.20	10.95	2.04	1.89	6.67
By-product credits	(0.34)	—	—	(0.30)	—	—
Treatment charges	0.09	0.09	—	0.11	0.10	—
Unit net cash costs	2.13	2.29	10.95	1.85	1.99	6.67
DD&A	0.27	0.25	0.88	0.26	0.24	0.46
Noncash and other costs, net	0.07	0.07	0.14	0.13	0.13	0.06
Total unit costs	2.47	2.61	11.97	2.24	2.36	7.19
Revenue adjustments, primarily for pricing on prior period open sales	0.03	0.03	—	0.02	0.02	—
Gross profit per pound	$2.18	$2.04	$6.00	$1.66	$1.54	$3.30

Copper sales (millions of recoverable pounds)	381	381		308	308
Molybdenum sales (millions of recoverable pounds)[a]			7			8

a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

Our North America copper mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) for the North America copper mines of $2.13 per pound of copper in first-quarter 2022 were higher than unit net cash costs of $1.85 per pound in first-quarter 2021, primarily reflecting increased mining and milling rates and higher energy and other input costs, partly offset by higher sales volumes.

Because certain assets are depreciated on a straight-line basis, North America’s average unit depreciation rate may vary with asset additions and the level of copper production and sales.

Average unit net cash costs (net of by-product credits) for our North America copper mines are expected to approximate $2.22 per pound of copper for the year 2022, based on achievement of current sales volume and cost estimates and assuming an average molybdenum price of $19.00 per pound for the remainder of 2022. North America’s average unit net cash costs for the year 2022 would change by approximately $0.03 per pound for each $2.00 per pound change in the average price of molybdenum for the remainder of 2022.

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

Operating and Development Activities. During first-quarter 2022, milling rates at Cerro Verde's concentrator facilities averaged 394,400 metric tons of ore per day. Subject to ongoing monitoring of COVID-19 protocols, milling rates at Cerro Verde are currently expected to average approximately 400,000 metric tons of ore per day for the remainder of 2022.

Operating rates at El Abra have returned to pre-COVID-19 levels and increased mining and stacking activities are expected to result in an approximate 30 percent increase in El Abra copper production for the year 2022, compared with the year 2021.

El Abra's large sulfide resource supports a potential major mill project similar to the large-scale concentrator constructed at Cerro Verde in 2015. Technical and economic studies continue to be evaluated to determine the optimal scope and timing for the sulfide project. We are engaging stakeholders and preparing data required for submission of a robust permit application, while we continue to monitor potential changes in Chile’s regulatory and fiscal matters. We will defer major investment decisions pending clarity on Chile’s regulatory and fiscal matters.

Operating Data. Following is summary consolidated operating data for South America mining:

	Three Months Ended March 31,
	2022	2021
Copper (millions of recoverable pounds)
Production	274	259
Sales	264	259
Average realized price per pound	$4.69	$3.96

Molybdenum (millions of recoverable pounds)
Production[a]	7	5

Leach operations
Leach ore placed in stockpiles (metric tons per day)	139,800	153,800
Average copper ore grade (percent)	0.36	0.36
Copper production (millions of recoverable pounds)	61	61

Mill operations
Ore milled (metric tons per day)	394,400	390,100
Average ore grade (percent):
Copper	0.33	0.31
Molybdenum	0.02	0.01
Copper recovery rate (percent)	86.6	87.6
Copper production (millions of recoverable pounds)	213	198
a.Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at Cerro Verde.

Our consolidated copper sales volumes from South America totaled 264 million pounds in first-quarter 2022, similar to copper sales volumes of 259 million pounds in first-quarter 2021. Copper sales from South America mining are expected to approximate 1.15 billion pounds for the year 2022.

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

	Three Months Ended March 31,
	2022		2021
	By-Product Method	Co-Product Method	By-Product Method	Co-Product Method
Revenues, excluding adjustments	$4.69	$4.69	$3.96	$3.96

Site production and delivery, before net noncash and other costs shown below	2.43	2.22	2.01	1.90
By-product credits	(0.43)	—	(0.21)	—
Treatment charges	0.15	0.15	0.13	0.13
Royalty on metals	0.01	0.01	0.01	0.01
Unit net cash costs	2.16	2.38	1.94	2.04
DD&A	0.37	0.33	0.39	0.37
Noncash and other costs, net	0.07	0.07	0.04	0.03
Total unit costs	2.60	2.78	2.37	2.44
Revenue adjustments, primarily for pricing on prior period open sales	0.21	0.21	0.32	0.32
Gross profit per pound	$2.30	$2.12	$1.91	$1.84

Copper sales (millions of recoverable pounds)	264	264	259	259

Our South America mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) for South America mining of $2.16 per pound of copper in first-quarter 2022 were higher than unit net cash costs of $1.94 per pound of copper in first-quarter 2021, primarily reflecting higher acid, energy and other input costs, partly offset by higher by-product credits.

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

Average unit net cash costs (net of by-product credits) for South America mining are expected to approximate $2.23 per pound of copper for the year 2022, based on current sales volume and cost estimates and assuming an average price of $19.00 per pound of molybdenum for the remainder of 2022.

Indonesia Mining
PT-FI operates one of the world’s largest copper and gold mines at the Grasberg minerals district in Papua, Indonesia. PT-FI produces copper concentrate that contains significant quantities of gold and silver. We have a 48.76 percent interest in PT-FI and manage its mining operations. As further discussed in Note 2 of our 2021 Form 10-K, under the terms of the 2018 shareholders agreement, our economic interest in PT-FI approximates 81 percent through 2022, and 48.76 percent thereafter. PT-FI’s results are consolidated in our financial statements.

Substantially all of PT-FI’s copper concentrate is sold under long-term contracts. During first-quarter 2022, 37 percent of PT-FI’s concentrate production was sold to PT Smelting (PT-FI’s 39.5-percent owned copper smelter and refinery in Gresik, Indonesia).

Operating and Development Activities. PT-FI currently has three underground operating mines in the Grasberg minerals district: Grasberg Block Cave, DMLZ and Big Gossan. In late 2021, PT-FI achieved quarterly copper and gold volumes approximating 100 percent of projected annualized levels of approximately 1.6 billion pounds of copper and 1.6 million ounces of gold.

Combined milling rates from PT-FI's underground mines averaged 186,500 metric tons of ore per day in first-quarter 2022, and PT-FI expects milling rates to average approximately 180,000 to 190,000 metric tons of ore per day for the remainder of 2022. The installation of additional milling facilities at PT-FI is in progress and is currently expected to be completed in 2023, which will increase milling capacity to approximately 240,000 metric tons of ore per day.

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

Kucing Liar. PT-FI commenced long-term mine development activities for its Kucing Liar deposit during 2021, which is expected to produce over 6 billion pounds of copper and 5 million ounces of gold over the life of the project. Pre-production development activities will occur over an approximate 10-year timeframe, and capital investments are expected to average approximately $400 million per year over the next 10 years. At full operating rates, annual production from Kucing Liar is expected to approximate 600 million pounds of copper and 500 thousand ounces of gold, providing PT-FI with sustained long-term, large-scale and low-cost production. Kucing Liar will benefit from substantial shared infrastructure and PT-FI's experience and long-term success in block-cave mining.

Export License. In March 2022, PT-FI received a one-year extension of its export license through March 19, 2023, for two million metric tons of concentrate. Export licenses are valid for a one-year period, subject to review and approval by the Indonesia government every six months, depending on smelter construction progress.

Indonesia Smelter. In connection with PT-FI’s 2018 agreement with the Indonesia government to secure the extension of its long-term mining rights, PT-FI committed to construct additional domestic smelting capacity totaling 2 million metric tons of concentrate per year by the end of 2023 (subject to force majeure provisions).

PT-FI is actively engaged in the following projects for additional domestic smelting capacity:
•Construction of a greenfield smelter in Gresik, Indonesia with a capacity to process approximately 1.7 million metric tons of copper concentrate per year. In July 2021, PT-FI awarded a construction contract to a third-party contractor with an estimated cost of $2.8 billion. PT-FI continues to progress site preparation activities, early works and engineering procurement and construction activities. The smelter construction is expected to be completed as soon as feasible in 2024, consistent with PT-FI’s revised smelter construction schedule.
•Expansion of PT Smelting's capacity by 30 percent to 1.3 million metric tons of concentrate per year, which is expected to be completed by the end of 2023. PT-FI is funding the cost of the expansion, which is estimated to approximate $250 million, with a loan that will convert to equity, and increase ownership in PT Smelting to a majority ownership interest once the expansion is complete.
•Construction of a PMR to process gold and silver from the greenfield smelter and PT Smelting at an estimated cost of $250 million.

During first-quarter 2022, capital expenditures for the greenfield smelter and PMR (collectively, the Indonesia smelter projects) totaled $0.1 billion, and are expected to approximate $1.4 billion for the year 2022. Construction of the additional domestic smelter capacity will result in the elimination of export duties, providing an offset to the economic cost associated with the Indonesia smelter projects.

As further discussed in “Capital Resources and Liquidity,” PT-FI completed the sale of $3.0 billion of senior notes in April 2022, which will be used together with PT-FI’s available bank credit facilities primarily to fund the Indonesia smelter projects.

Operating Data. Following is summary consolidated operating data for Indonesia mining:

	Three Months Ended March 31,
	2022	2021
Copper (millions of recoverable pounds)
Production	381	298
Sales	379	258
Average realized price per pound	$4.69	$4.00

Gold (thousands of recoverable ounces)
Production	412	294
Sales	406	256
Average realized price per ounce	$1,920	$1,713

Ore extracted and milled (metric tons per day):
Grasberg Block Cave underground mine	100,400	51,800
DMLZ underground mine	78,400	46,700
Big Gossan underground mine	7,700	6,800
Deep Ore Zone underground mine[a] and other	—	18,800
Total	186,500	124,100
Average ore grades:
Copper (percent)	1.23	1.41
Gold (grams per metric ton)	1.03	1.08
Recovery rates (percent):
Copper	89.4	91.3
Gold	77.2	78.9
a.Ore body depleted in 2021.

Our consolidated sales from PT-FI totaled 379 million pounds of copper and 406 thousand ounces of gold in first-quarter 2022, compared with consolidated sales of 258 million pounds of copper and 256 thousand ounces of gold in first-quarter 2021, primarily reflecting the ramp-up of underground mining in the Grasberg minerals district.
Consolidated sales volumes from PT-FI are expected to approximate 1.6 billion pounds of copper and 1.6 million ounces of gold for the year 2022.

Unit Net Cash (Credits) Costs. Unit net cash (credits) costs per pound of copper is a measure intended to provide investors with information about the cash-generating capacity of our mining operations expressed on a basis relating to the primary metal product for our respective operations. We use this measure for the same purpose and for monitoring operating performance by our mining operations. This information differs from measures of performance determined in accordance with U.S. GAAP and should not be considered in isolation or as a substitute for measures of performance determined in accordance with U.S. GAAP. This measure is presented by other metals mining companies, although our measure may not be comparable to similarly titled measures reported by other companies.

Gross Profit per Pound of Copper and per Ounce of Gold
The following table summarizes the unit net cash (credits) costs and gross profit per pound of copper and per ounce of gold at our Indonesia mining operations. Refer to “Product Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended March 31,
	2022				2021
	By-Product Method		Co-Product Method		By-Product Method		Co-Product Method
			Copper	Gold			Copper	Gold
Revenues, excluding adjustments	$4.69		$4.69	$1,920	$4.00		$4.00	$1,713

Site production and delivery, before net noncash and other costs (credits) shown below	1.41		0.96	395	1.48		1.02	438
Gold and silver credits	(2.17)		—	—	(1.79)		—	—
Treatment charges	0.25		0.17	69	0.25		0.17	74
Export duties	0.21		0.14	59	0.11		0.08	33
Royalty on metals	0.24		0.17	69	0.24		0.16	71
Unit net cash (credits) costs	(0.06)		1.44	592	0.29		1.43	616
DD&A	0.66		0.45	183	0.77		0.53	228
Noncash and other costs (credits), net	0.07	[a]	0.05	20	(0.03)	[b]	(0.02)	(10)
Total unit costs	0.67		1.94	795	1.03		1.94	834
Revenue adjustments, primarily for pricing on prior period open sales	0.15		0.15	8	0.25		0.25	(19)
PT Smelting intercompany loss	(0.13)		(0.09)	(39)	(0.20)		(0.14)	(56)
Gross profit per pound/ounce	$4.04		$2.81	$1,094	$3.02		$2.17	$804

Copper sales (millions of recoverable pounds)	379		379		258		258
Gold sales (thousands of recoverable ounces)				406				256

a.Includes charges totaling $0.11 per pound of copper associated with the settlement of an administrative fine levied by the Indonesia government (refer to Note 8 for further discussion), and $0.05 per pound of copper associated with an adjustment to prior-period export duties, partly offset by credits totaling $0.08 per pound of copper associated with adjustments to prior year treatment and refining costs.
b.Includes credits totaling $0.12 per pound of copper associated with adjustments to prior year treatment and refining costs, partly offset by charges totaling $0.05 per pound of copper associated with a potential settlement of an administrative fine levied by the Indonesia government.

In first-quarter 2022, PT-FI’s gold and silver credits exceeded its cash costs, resulting in unit net cash credits of $0.06 per pound of copper, compared to unit net cash costs (net of gold and silver credits) of $0.29 per pound in first-quarter 2021, primarily reflecting higher sales volumes, partly offset by higher operating rates, energy and other input costs.

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold.

PT-FI’s export duties totaled $79 million in first-quarter 2022 and $29 million in first-quarter 2021. The increase in export duties in first-quarter 2022, compared with first-quarter 2021, primarily reflects higher sales volumes.

PT-FI’s royalties totaled $92 million in first-quarter 2022 and $61 million in first-quarter 2021. The increase in export duties and royalties for first-quarter 2022, compared with first-quarter 2021, primarily reflects higher sales volumes and metals prices.

Because certain assets are depreciated on a straight-line basis, PT-FI’s unit depreciation rate may vary with asset additions and the level of copper production and sales. DD&A per pound of copper under the by-product method was $0.66 per pound in first-quarter 2022, compared with $0.77 per pound in first-quarter 2021. The decrease in the rate per pound of copper primarily reflects depletion of the Deep Ore Zone underground mine and the ramp-up of underground mining in the Grasberg minerals district, which resulted in significantly higher copper production and sales volumes, partly offset by significant underground development assets placed into service.

Revenue adjustments primarily result from changes in prices on provisionally priced copper sales recognized in prior periods.

PT Smelting intercompany loss represents the change in the deferral of PT-FI’s profit on sales to PT Smelting (25 percent prior to April 30, 2021, and 39.5 percent thereafter). Refer to “Smelting and Refining” below for further discussion.

Assuming an average gold price of $1,950 per ounce for the remainder of 2022 and achievement of current sales volume and cost estimates, unit net cash costs (net of gold and silver credits) for PT-FI are expected to approximate $0.10 per pound of copper for the year 2022. PT-FI’s unit net cash costs for the year 2022 would change by approximately $0.09 per pound of copper for each $100 per ounce change in the average price of gold for the remainder of 2022.

PT-FI’s projected sales volumes and unit net cash costs for the year 2022 are dependent on a number of factors, including operational performance and timing of shipments.

Molybdenum Mines
We operate two wholly owned molybdenum mines in Colorado – the Henderson underground mine and the Climax open-pit mine. The Henderson and Climax mines produce high-purity, chemical-grade molybdenum concentrate, which is typically further processed into value-added molybdenum chemical products. The majority of the molybdenum concentrate produced at the Henderson and Climax mines, as well as from our North America and South America copper mines, is processed at our conversion facilities.

Operating and Development Activities. Production from the Molybdenum mines totaled 7 million pounds of molybdenum in both first-quarter 2022 and first-quarter 2021. We plan on increasing mining rates at the Climax mine during 2022 to provide options to increase volumes in response to market demand for molybdenum. Refer to “Consolidated Results” for our consolidated molybdenum operating data, which includes sales of molybdenum produced at our Molybdenum mines and from our North America and South America copper mines. Refer to “Outlook” for projected consolidated molybdenum sales volumes.

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

Average unit net cash costs for our Molybdenum mines of $10.89 per pound of molybdenum in first-quarter 2022 were higher than average unit net cash costs of $8.98 per pound in first-quarter 2021, primarily reflecting higher mining rates at the Climax mine and increased development costs at the Henderson mine. Based on current sales volume and cost estimates, average unit net cash costs for the Molybdenum mines are expected to approximate $12.00 per pound of molybdenum for the year 2022.

Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

Smelting and Refining
We wholly own and operate the Miami smelter in Arizona, the El Paso refinery in Texas and a smelter and refinery in Spain (Atlantic Copper). Additionally, PT-FI has a 39.5 percent ownership interest in PT Smelting and expects its ownership to increase to a majority interest upon completion of the expansion of PT Smelting’s smelting capacity. Treatment charges for smelting and refining copper concentrate consist of a base rate per pound of copper and per ounce of gold and are generally fixed. Treatment charges represent a cost to our mining operations and income to Atlantic Copper and PT Smelting. Thus, higher treatment charges benefit our smelter operations and adversely affect our mining operations. Our North America copper mines are less significantly affected by changes in treatment charges because these operations are largely integrated with our Miami smelter and El Paso refinery.

Through this form of downstream integration, we are assured placement of a significant portion of our concentrate production.

Atlantic Copper smelts and refines copper concentrate and markets refined copper and precious metals in slimes. During first-quarter 2022, Atlantic Copper’s concentrate purchases included 12 percent from our copper mining operations and 88 percent from third parties.

Atlantic Copper’s major maintenance turnarounds typically occur approximately every eight years, with shorter-term maintenance turnarounds in the interim. In April 2022, Atlantic Copper began an approximately 60-day major maintenance turnaround, for which maintenance charges are expected to total approximately $25 million.

PT-FI’s contract with PT Smelting provides for PT-FI to supply 100 percent of the copper concentrate requirements (subject to a minimum or maximum treatment charge rate) necessary for PT Smelting to produce 205,000 metric tons of copper annually on a priority basis. PT-FI may also sell copper concentrate to PT Smelting at market rates for quantities in excess of 205,000 metric tons of copper annually. During first-quarter 2022, PT-FI supplied all of PT Smelting’s concentrate requirements. In November 2021, PT-FI entered into a tolling agreement with PT Smelting that will be effective January 1, 2023, and will replace the current concentrate sales agreements between PT-FI and PT Smelting. Under the tolling agreement, PT-FI will pay PT Smelting to smelt and refine its concentrate and will retain title to all products for sale to third parties.

We defer recognizing profits on sales from our mining operations to Atlantic Copper and on 39.5 percent of PT-FI’s sales to PT Smelting (25.0 percent prior to April 30, 2021) until final sales to third parties occur. Changes in these deferrals attributable to variability in intercompany volumes resulted in net additions (reductions) to operating income totaling $46 million ($23 million to net income attributable to common stock) in first-quarter 2022 and $(85) million ($(63) million to net income attributable to common stock) in first-quarter 2021. Our net deferred profits on our inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income attributable to common stock totaled $183 million at March 31, 2022. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices will result in variability in our net deferred profits and quarterly earnings.

CAPITAL RESOURCES AND LIQUIDITY

Our consolidated operating cash flows vary with sales volumes; prices realized from copper, gold and molybdenum sales; production costs; income taxes; other working capital changes; and other factors.

We generated significant cash flows during first-quarter 2022, reflecting strong operating and financial performance and favorable copper and gold prices. With a favorable market outlook and a focus on executing our operating plans, we expect to continue to generate strong cash flows that will support advancement of organic growth initiatives and additional cash returns to shareholders under our established financial policy.

We believe that we have a high-quality portfolio of long-lived copper assets positioned to generate long-term value. During first-quarter 2022, we continued to increase operating rates at Lone Star and from the underground mines at the Grasberg minerals district. Pre-production development activities for the Kucing Liar deposit, which commenced during 2021, are progressing and we continue to evaluate organic growth opportunities for expansion of certain of our operations in North America and South America, including at Bagdad, Lone Star and El Abra, the timing of which will be dependent on, among other things, market conditions.

Based on current sales volume, cost and metal price estimates discussed in “Outlook,” our projected consolidated operating cash flows of $8.6 billion for the year 2022 significantly exceed our expected consolidated capital expenditures of $4.6 billion (which includes $1.9 billion for major mining projects and $1.4 billion for the Indonesia smelter projects) and other cash requirements for the year, including share repurchases, noncontrolling interest distributions, income tax payments, common stock dividends (base and variable) and debt repayments.

We believe that our cash generating capability and financial condition, which includes $8.3 billion of consolidated cash and cash equivalents at March 31, 2022, together with $3.5 billion available under our revolving credit facility, will be adequate to meet our operating, investing and financing needs over the next several years. Additionally, capital expenditures for the Indonesia smelter projects are being funded with the net proceeds from PT-FI’s unsecured senior notes issued in April 2022 and its available bank credit facilities.

Refer to “Outlook” for further discussion of projected operating cash flows and capital expenditures for the year 2022 and to “Debt” below and Note 5 for further discussion of PT-FI’s unsecured senior notes and unsecured bank credit facility.

Financial Policy. Our financial policy is aligned with our strategic objectives of maintaining a strong balance sheet and increasing cash returns to shareholders while advancing opportunities for future growth. Under the financial policy up to 50 percent of cash flows, after planned capital spending (excluding Indonesia smelter project investments) and distributions to noncontrolling interests, will be directed to shareholder returns with the balance available for investments in future value enhancing growth projects and further debt reductions. The Board will review the structure and the amount of the performance-based payout framework at least annually.

In February 2021, our Board of Directors (the Board) reinstated a cash dividend on our common stock (base dividend) at an annual rate of $0.30 per share. In mid-2021, FCX achieved its net debt target in the range of $3.0 billion to $4.0 billion (excluding debt for additional smelting capacity in Indonesia). In November 2021, the Board approved the implementation of the performance-based payout framework, including (i) a $3.0 billion share repurchase program and (ii) a variable cash dividend on common stock for 2022 at an expected annual rate of $0.30 per share. The combined annual rate of the base dividend and the variable dividend is expected to total $0.60 per share for 2022. Based on current shares outstanding totaling 1.45 billion, the total common stock dividends (base and variable) for 2022 are expected to approximate $0.9 billion. Refer to Note 5 and “Financing Activities” below for further discussion.

In March 2022, our Board declared dividends totaling $0.15 per share on our common stock (including a $0.075 per share quarterly base cash dividend and a $0.075 per share quarterly variable cash dividend), which were paid on May 2, 2022, to shareholders of record as of April 14, 2022. Refer to Item 1A. “Risk Factors” contained in Part I of our 2021 Form 10-K, and “Cautionary Statement” below for further discussion.

Cash
Following is a summary of the U.S. and international components of consolidated cash and cash equivalents available to the parent company, net of noncontrolling interests’ share, taxes and other costs at March 31, 2022 (in billions):

Cash at domestic companies	$5.4
Cash at international operations	2.9
Total consolidated cash and cash equivalents	8.3
Noncontrolling interests’ share	(0.8)
Cash, net of noncontrolling interests’ share	7.5
Withholding taxes	(0.2)
Net cash available	$7.3

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

Debt
At March 31, 2022, we had consolidated debt of $9.6 billion, with a related weighted-average interest rate of 4.6 percent. We had no borrowings outstanding and $8 million in letters of credit issued under our revolving credit facility, resulting in availability of approximately $3.5 billion.

In April 2022, PT-FI completed the sale of $3.0 billion of unsecured senior notes, consisting of $750 million aggregate principal amount of 4.763% senior notes due April 2027, $1.5 billion aggregate principal amount of 5.315% senior notes due April 2032 and $750 million aggregate principal amount of 6.200% senior notes due April 2052. PT-FI intends to use the proceeds, net of underwriting fees, of $2.99 billion to finance its smelter projects, to refinance the PT-FI Term Loan and for general corporate purposes.

Refer to Note 5 for further discussion of the above items, and refer to Note 8 of our 2021 Form 10-K for additional information regarding our debt arrangements.

Operating Activities
We reported consolidated cash provided by operating activities of $1.7 billion (net of $0.8 billion of working capital and other uses) in first-quarter 2022 and $1.1 billion (net of $0.3 billion of working capital and other uses) in first-quarter 2021. Higher operating cash flows in first-quarter 2022, compared with first-quarter 2021, primarily reflect higher copper and gold sales volumes and prices. Increased working capital uses in first-quarter 2022, compared with first-quarter 2021, primarily reflects timing of copper concentrate purchases by Atlantic Copper in anticipation of their major maintenance turnaround that began in April 2022, and additional income tax payments.

Investing Activities
Capital Expenditures. Capital expenditures, including capitalized interest, totaled $0.7 billion in first-quarter 2022, including approximately $0.4 billion for major mining projects primarily associated with underground development activities in the Grasberg minerals district and $0.1 billion for the Indonesia smelter projects. Capital expenditures for the Indonesia smelter projects are being funded with the net proceeds from PT-FI's unsecured senior notes issued in April 2022 and its available bank credit facilities. Refer to “Outlook” for further discussion of projected capital expenditures for the year 2022.

Capital expenditures, including capitalized interest, totaled $0.4 billion in first-quarter 2021, including approximately $0.3 billion for major mining projects primarily associated with underground development activities in the Grasberg minerals district.

Financing Activities
Debt Transactions. Net borrowings of debt totaled $170 million in first-quarter 2022 and $98 million in first-quarter 2021. Refer to Note 5 for further discussion.

Cash Dividends and Distributions Paid. We paid cash dividends on our common stock totaling $220 million in first-quarter 2022 and none in first-quarter 2021. The declaration and payment of dividends (base or variable) is at the discretion of the Board and will depend on our financial results, cash requirements, business prospects, global economic conditions and other factors deemed relevant by the Board. Refer to Note 5, Item 1A. “Risk Factors” contained in Part I of our 2021 Form 10-K, “Cautionary Statement” below and discussion of our financial policy above.

Cash dividends and distributions paid to noncontrolling interests, primarily at PT-FI, totaled $204 million in first-quarter 2022 and none in first-quarter 2021. Based on the estimates discussed in “Outlook,” we currently expect cash dividends and distributions paid to noncontrolling interests to exceed $1.6 billion in 2022. Cash dividends and distributions to noncontrolling interests vary based on the operating results and cash requirements of our consolidated subsidiaries.

Treasury Stock Purchases. In first-quarter 2022, we acquired 12.3 million shares of our common stock under our share repurchase program for a total cost of $541 million ($44.02 average cost per share). Through May 5, 2022, we acquired 28.7 million shares of our common stock for a total cost of $1.2 billion ($41.64 average cost per share) and $1.8 billion remains available under the share repurchase program. As of April 29, 2022, we had 1.45 billion shares of common stock outstanding. The timing and amount of share repurchases is at the discretion of management and will depend on a variety of factors. The share repurchase program may be modified, increased, suspended or terminated at any time at the Board’s discretion. Refer to Item 1A. “Risk Factors” contained in Part I of our 2021 Form 10-K, “Cautionary Statement” below and discussion of our financial policy above.

Contributions from Noncontrolling Interests. We received equity contributions totaling $47 million in first-quarter 2022 and $41 million in first-quarter 2021 from PT Inalum for their share of capital spending on underground mine development projects in the Grasberg minerals district.

Stock-based awards. Proceeds from exercised stock options totaled $101 million in first-quarter 2022 and $106 million in first-quarter 2021, and payments for related employee taxes totaled $55 million in first-quarter 2022 and $19 million in first-quarter 2021. See Note 10 in our 2021 Form 10-K for a discussion of stock-based awards.

CONTRACTUAL OBLIGATIONS

Refer to Note 5 for further discussion of PT-FI’s $3.0 billion unsecured senior notes issued in April 2022. There have been no other material changes in our contractual obligations since December 31, 2021. Refer to Part II, Items 7. and 7A. in our 2021 Form 10-K, for information regarding our contractual obligations.

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

Refer to Note 8 for further discussion of increases in our asset retirement obligation at the Bagdad mine. There have been no other significant changes to our environmental and asset retirement obligations since December 31, 2021. Updated cost assumptions, including increases and decreases to cost estimates, changes in the anticipated scope and timing of remediation activities, and settlement of environmental matters may result in additional revisions to certain of our environmental obligations. Refer to Note 12 in our 2021 Form 10-K, for further information regarding our environmental and asset retirement obligations.

Litigation and Other Contingencies
There have been no material changes to our contingencies associated with legal proceedings, environmental and other matters since December 31, 2021. Refer to Note 12 and “Legal Proceedings” contained in Part I, Item 3. of our 2021 Form 10-K, as updated by Note 8, for further information regarding legal proceedings, environmental and other matters.

NEW ACCOUNTING STANDARDS

There were no significant updates to previously reported accounting standards included in Note 1 of our 2021 Form 10-K.

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

	March 31, 2022	December 31, 2021
Current portion of debt	$1,365	$372
Long-term debt, less current portion	8,256	9,078
Consolidated debt[a]	9,621	9,450
Less: consolidated cash and cash equivalents	8,338	8,068
Net debt	$1,283	$1,382
a.Includes $603 million at March 31, 2022, and $432 million at December 31, 2021, associated with the Indonesia smelter projects (refer to Note 5).

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

We show revenue adjustments for prior period open sales as a separate line item. Because these adjustments do not result from current period sales, these amounts have been reflected separately from revenues on current period sales. Noncash and other costs (credits), which are removed from site production and delivery costs in the calculation of unit net cash costs (credits), consist of items such as stock-based compensation costs, long-lived asset impairments, idle facility costs, restructuring and/or unusual charges (credits). As discussed above, gold, molybdenum and other metal revenues at copper mines are reflected as credits against site production and delivery costs in the by-product method. The following schedules are presentations under both the by-product and co-product methods together with reconciliations to amounts reported in our consolidated financial statements.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2022
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,763	$1,763	$138	$27	$1,928
Site production and delivery, before net noncash and other costs shown below	908	839	84	17	940
By-product credits	(133)	—	—	—	—
Treatment charges	36	35	—	1	36
Net cash costs	811	874	84	18	976
DD&A	105	96	7	2	105
Noncash and other costs, net	28	27	1	—	28
Total costs	944	997	92	20	1,109
Other revenue adjustments, primarily for pricing on prior period open sales	11	11	—	—	11
Gross profit	$830	$777	$46	$7	$830

Copper sales (millions of recoverable pounds)	381	381
Molybdenum sales (millions of recoverable pounds)[a]			7

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$4.62	$4.62	$17.97
Site production and delivery, before net noncash and other costs shown below	2.38	2.20	10.95
By-product credits	(0.34)	—	—
Treatment charges	0.09	0.09	—
Unit net cash costs	2.13	2.29	10.95
DD&A	0.27	0.25	0.88
Noncash and other costs, net	0.07	0.07	0.14
Total unit costs	2.47	2.61	11.97
Other revenue adjustments, primarily for pricing on prior period open sales	0.03	0.03	—
Gross profit per pound	$2.18	$2.04	$6.00

Reconciliation to Amounts Reported

	Revenues	Production and Delivery	DD&A
Totals presented above	$1,928	$940	$105
Treatment charges	(4)	32	—
Noncash and other costs, net	—	28	—
Other revenue adjustments, primarily for pricing on prior period open sales	11	—	—
Eliminations and other	16	18	—
North America copper mines	1,951	1,018	105
Other mining[c]	6,376	3,847	368
Corporate, other & eliminations	(1,724)	(1,715)	16
As reported in our consolidated financial statements	$6,603	$3,150	$489

a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold and silver product revenues and production costs.
c.Represents the combined total for our other segments, as presented in Note 9.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2021
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,193	$1,193	$88	$34	$1,315
Site production and delivery, before net noncash and other costs shown below	627	580	56	21	657
By-product credits	(92)	—	—	—	—
Treatment charges	33	31	—	2	33
Net cash costs	568	611	56	23	690
DD&A	80	74	4	2	80
Noncash and other costs, net	41	40	—	1	41
Total costs	689	725	60	26	811
Other revenue adjustments, primarily for pricing on prior period open sales	7	7	—	—	7
Gross profit	$511	$475	$28	$8	$511

Copper sales (millions of recoverable pounds)	308	308
Molybdenum sales (millions of recoverable pounds)[a]			8

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$3.88	$3.88	$10.49
Site production and delivery, before net noncash and other costs shown below	2.04	1.89	6.67
By-product credits	(0.30)	—	—
Treatment charges	0.11	0.10	—
Unit net cash costs	1.85	1.99	6.67
DD&A	0.26	0.24	0.46
Noncash and other costs, net	0.13	0.13	0.06
Total unit costs	2.24	2.36	7.19
Other revenue adjustments, primarily for pricing on prior period open sales	0.02	0.02	—
Gross profit per pound	$1.66	$1.54	$3.30

Reconciliation to Amounts Reported
	Revenues	Production and Delivery	DD&A
Totals presented above	$1,315	$657	$80
Treatment charges	(5)	28	—
Noncash and other costs, net	—	41	—
Other revenue adjustments, primarily for pricing on prior period open sales	7	—	—
Eliminations and other	21	23	—
North America copper mines	1,338	749	80
Other mining[c]	4,645	3,041	323
Corporate, other & eliminations	(1,133)	(1,003)	16
As reported in our consolidated financial statements	$4,850	$2,787	$419

a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold and silver product revenues and production costs.
c.Represents the combined total for our other segments, as presented in Note 9.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2022
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other[a]	Total
Revenues, excluding adjustments	$1,236	$1,236	$125	$1,361
Site production and delivery, before net noncash and other costs shown below	640	587	67	654
By-product credits	(111)	—	—	—
Treatment charges	39	39	—	39
Royalty on metals	3	3	—	3
Net cash costs	571	629	67	696
DD&A	97	88	9	97
Noncash and other costs, net	17	16	1	17
Total costs	685	733	77	810
Other revenue adjustments, primarily for pricing on prior period open sales	55	55	—	55
Gross profit	$606	$558	$48	$606

Copper sales (millions of recoverable pounds)	264	264

Gross profit per pound of copper:

Revenues, excluding adjustments	$4.69	$4.69
Site production and delivery, before net noncash and other costs shown below	2.43	2.22
By-product credits	(0.43)	—
Treatment charges	0.15	0.15
Royalty on metals	0.01	0.01
Unit net cash costs	2.16	2.38
DD&A	0.37	0.33
Noncash and other costs, net	0.07	0.07
Total unit costs	2.60	2.78
Other revenue adjustments, primarily for pricing on prior period open sales	0.21	0.21
Gross profit per pound	$2.30	$2.12

Reconciliation to Amounts Reported
		Production
	Revenues	and Delivery	DD&A
Totals presented above	$1,361	$654	$97
Treatment charges	(39)	—	—
Royalty on metals	(3)	—	—
Noncash and other costs, net	—	17	—
Other revenue adjustments, primarily for pricing on prior period open sales	55	—	—
Eliminations and other	—	(1)	—
South America mining	1,374	670	97
Other mining[b]	6,953	4,195	376
Corporate, other & eliminations	(1,724)	(1,715)	16
As reported in our consolidated financial statements	$6,603	$3,150	$489

a.Includes silver sales of 1.0 million ounces ($23.36 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.
b.Represents the combined total for our other segments, as presented in Note 9.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2021
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other[a]	Total
Revenues, excluding adjustments	$1,026	$1,026	$65	$1,091
Site production and delivery, before net noncash and other costs shown below	520	491	39	530
By-product credits	(55)	—	—	—
Treatment charges	35	35	—	35
Royalty on metals	2	2	—	2
Net cash costs	502	528	39	567
DD&A	101	95	6	101
Noncash and other costs, net	10	9	1	10
Total costs	613	632	46	678
Other revenue adjustments, primarily for pricing on prior period open sales	83	83	—	83
Gross profit	$496	$477	$19	$496

Copper sales (millions of recoverable pounds)	259	259

Gross profit per pound of copper:

Revenues, excluding adjustments	$3.96	$3.96
Site production and delivery, before net noncash and other costs shown below	2.01	1.90
By-product credits	(0.21)	—
Treatment charges	0.13	0.13
Royalty on metals	0.01	0.01
Unit net cash costs	1.94	2.04
DD&A	0.39	0.37
Noncash and other costs, net	0.04	0.03
Total unit costs	2.37	2.44
Other revenue adjustments, primarily for pricing on prior period open sales	0.32	0.32
Gross profit per pound	$1.91	$1.84

Reconciliation to Amounts Reported
		Production
	Revenues	and Delivery	DD&A
Totals presented above	$1,091	$530	$101
Treatment charges	(35)	—	—
Royalty on metals	(2)	—	—
Noncash and other costs, net	—	10	—
Other revenue adjustments, primarily for pricing on prior period open sales	83	—	—
Eliminations and other	—	(1)	—
South America mining	1,137	539	101
Other mining[b]	4,846	3,251	302
Corporate, other & eliminations	(1,133)	(1,003)	16
As reported in our consolidated financial statements	$4,850	$2,787	$419

a.Includes silver sales of 0.9 million ounces ($26.13 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.
b.Represents the combined total for our other segments, as presented in Note 9.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash (Credits) Costs

Three Months Ended March 31, 2022
(In millions)	By-Product		Co-Product Method
	Method		Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$1,778		$1,778	$780	$38	$2,596
Site production and delivery, before net noncash and other costs shown below	534		366	160	8	534
Gold and silver credits	(821)		—	—	—	—
Treatment charges	93		64	28	1	93
Export duties	79		54	24	1	79
Royalty on metals	92		63	28	1	92
Net cash (credits) costs	(23)		547	240	11	798
DD&A	248		169	75	4	248
Noncash and other costs, net	27	[b]	19	8	—	27
Total costs	252		735	323	15	1,073
Other revenue adjustments, primarily for pricing on prior period open sales	57		57	3	—	60
PT Smelting intercompany loss	(53)		(36)	(16)	(1)	(53)
Gross profit	$1,530		$1,064	$444	$22	$1,530

Copper sales (millions of recoverable pounds)	379		379
Gold sales (thousands of recoverable ounces)				406

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$4.69		$4.69	$1,920
Site production and delivery, before net noncash and other costs shown below	1.41		0.96	395
Gold and silver credits	(2.17)		—	—
Treatment charges	0.25		0.17	69
Export duties	0.21		0.14	59
Royalty on metals	0.24		0.17	69
Unit net cash (credits) costs	(0.06)		1.44	592
DD&A	0.66		0.45	183
Noncash and other costs, net	0.07	[b]	0.05	20
Total unit costs	0.67		1.94	795
Other revenue adjustments, primarily for pricing on prior period open sales	0.15		0.15	8
PT Smelting intercompany loss	(0.13)		(0.09)	(39)
Gross profit per pound/ounce	$4.04		$2.81	$1,094

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$2,596		$534	$248
Treatment charges	(93)		—	—
Export duties	(79)		—	—
Royalty on metals	(92)		—	—
Noncash and other costs, net	12		39	—
Other revenue adjustments, primarily for pricing on prior period open sales	60		—	—
PT Smelting intercompany loss	—		53	—
Indonesia mining	2,404		626	248
Other mining[c]	5,923		4,239	225
Corporate, other & eliminations	(1,724)		(1,715)	16
As reported in our consolidated financial statements	$6,603		$3,150	$489

a.Includes silver sales of 1.6 million ounces ($24.35 per ounce average realized price).
b.Includes charges of $41 million ($0.11 per pound of copper) associated with a settlement of an administrative fine levied by the Indonesia government and $18 million ($0.05 per pound of copper) associated with an adjustment to prior-period export duties, partly offset by credits of $30 million ($0.08 per pound of copper) associated with adjustments to prior year treatment and refining costs.
c.Represents the combined total for our other segments, as presented in Note 9.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2021
(In millions)	By-Product		Co-Product Method
	Method		Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$1,032		$1,032	$437	$30	$1,499
Site production and delivery, before net noncash and other credits shown below	383		264	112	7	383
Gold and silver credits	(462)		—	—	—	—
Treatment charges	65		45	19	1	65
Export duties	29		20	8	1	29
Royalty on metals	61		42	18	1	61
Net cash costs	76		371	157	10	538
DD&A	199		137	58	4	199
Noncash and other credits, net	(8)	[b]	(6)	(2)	—	(8)
Total costs	267		502	213	14	729
Other revenue adjustments, primarily for pricing on prior period open sales	65		65	(5)	—	60
PT Smelting intercompany loss	(49)		(34)	(14)	(1)	(49)
Gross profit	$781		$561	$205	$15	$781

Copper sales (millions of recoverable pounds)	258		258
Gold sales (thousands of recoverable ounces)				256

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$4.00		$4.00	$1,713
Site production and delivery, before net noncash and other costs shown below	1.48		1.02	438
Gold and silver credits	(1.79)		—	—
Treatment charges	0.25		0.17	74
Export duties	0.11		0.08	33
Royalty on metals	0.24		0.16	71
Unit net cash costs	0.29		1.43	616
DD&A	0.77		0.53	228
Noncash and other credits, net	(0.03)	[b]	(0.02)	(10)
Total unit costs	1.03		1.94	834
Other revenue adjustments, primarily for pricing on prior period open sales	0.25		0.25	(19)
PT Smelting intercompany loss	(0.20)		(0.14)	(56)
Gross profit per pound/ounce	$3.02		$2.17	$804

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$1,499		$383	$199
Treatment charges	(65)		—	—
Export duties	(29)		—	—
Royalty on metals	(61)		—	—
Noncash and other credits, net	31		23	—
Other revenue adjustments, primarily for pricing on prior period open sales	60		—	—
PT Smelting intercompany loss	—		49	—
Indonesia mining	1,435		455	199
Other mining[c]	4,548		3,335	204
Corporate, other & eliminations	(1,133)		(1,003)	16
As reported in our consolidated financial statements	$4,850		$2,787	$419

a.Includes silver sales of 1.2 million ounces ($24.61 per ounce average realized price).
b.Includes credits of $31 million ($0.12 per pound of copper) associated with adjustments to prior year treatment and refining costs. Also includes a charge of $13 million ($0.05 per pound of copper) associated with a potential settlement of an administrative fine levied by the Indonesia government.
c.Represents the combined total for our other segments, as presented in Note 9.

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Three Months Ended March 31,
(In millions)	2022	2021

Revenues, excluding adjustments[a]	$134	$76
Site production and delivery, before net noncash and other costs shown below	72	54
Treatment charges and other	6	6
Net cash costs	78	60
DD&A	16	15
Noncash and other costs, net	3	4
Total costs	97	79
Gross profit (loss)	$37	$(3)

Molybdenum sales (millions of recoverable pounds)[a]	7	7

Gross profit (loss) per pound of molybdenum:

Revenues, excluding adjustments[a]	$18.75	$11.38
Site production and delivery, before net noncash and other costs shown below	10.04	8.13
Treatment charges and other	0.85	0.85
Unit net cash costs	10.89	8.98
DD&A	2.27	2.23
Noncash and other costs, net	0.40	0.55
Total unit costs	13.56	11.76
Gross profit (loss) per pound	$5.19	$(0.38)

Reconciliation to Amounts Reported

		Production
Three Months Ended March 31, 2022	Revenues	and Delivery	DD&A
Totals presented above	$134	$72	$16
Treatment charges and other	(6)	—	—
Noncash and other costs, net	—	3	—
Molybdenum mines	128	75	16
Other mining[b]	8,199	4,790	457
Corporate, other & eliminations	(1,724)	(1,715)	16
As reported in our consolidated financial statements	$6,603	$3,150	$489

Three Months Ended March 31, 2021
Totals presented above	$76	$54	$15
Treatment charges and other	(6)	—	—
Noncash and other costs, net	—	4	—
Molybdenum mines	70	58	15
Other mining[b]	5,913	3,732	388
Corporate, other & eliminations	(1,133)	(1,003)	16
As reported in our consolidated financial statements	$4,850	$2,787	$419

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

CAUTIONARY STATEMENT
Our discussion and analysis contains forward-looking statements in which we discuss our potential future performance. Forward-looking statements are all statements other than statements of historical facts, such as plans, projections, or expectations relating to business outlook, strategy, goals or targets; ore grades and milling rates; production and sales volumes; unit net cash costs; capital expenditures; operating costs; operating plans; cash flows; liquidity; PT-FI’s financing, construction and completion of additional domestic smelting capacity in Indonesia in accordance with the terms of the special mining license (IUPK); our commitments to deliver responsibly produced copper, including plans to implement and validate all of our operating sites under the Copper Mark and to comply with other disclosure frameworks; execution of our energy and climate strategies and the underlying assumptions and estimated impacts on our business related thereto; achievement of climate commitments and net zero aspirations; improvements in operating procedures and technology innovations; exploration efforts and results; development and production activities, rates and costs; future organic growth opportunities; tax rates; export quotas and duties; the impact of copper, gold and molybdenum price changes; the impact of deferred intercompany profits on earnings; mineral reserve and mineral resource estimates; final resolution of settlements associated with ongoing legal proceedings; and the ongoing implementation of our financial policy and future returns to shareholders, including dividend payments (base or variable) and share repurchases. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” "targets," “intends,” “likely,” “will,” “should,” “could,” “to be,” ”potential," “assumptions,” “guidance,” “aspirations,” “future” and any similar expressions are intended to identify those assertions as forward-looking statements. The declaration and payment of dividends (base or variable) and timing and amount of any share repurchases is at the discretion of the Board and management, respectively, and is subject to a number of factors, including maintaining our net debt target, capital availability, our financial results, cash requirements, business prospects, global economic conditions, changes in laws, contractual restrictions and other factors deemed relevant by the Board or management, as applicable. The share repurchase program may be modified, increased, suspended or terminated at any time at the Board’s discretion.

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, supply of and demand for; and prices of the commodities we produce, primarily copper; changes in our cash requirements, financial position, financing or investment plans; changes in general market, economic, tax, regulatory or industry conditions, including as a result of Russia’s invasion of Ukraine; reductions in liquidity and access to capital; the ongoing COVID-19 pandemic and any future public health crisis; political and social risks; operational risks inherent in mining, with higher inherent risks in underground mining; fluctuations in price and availability of commodities purchased; constraints on supply, logistics and transportation services; mine sequencing; changes in mine plans or operational modifications, delays, deferrals or cancellations; production rates; timing of shipments; results of technical, economic or feasibility studies; potential inventory adjustments; potential impairment of long-lived mining assets; the potential effects of violence in Indonesia generally and in the province of Papua; the Indonesia government's extension of PT-FI's export license after March 19, 2023; satisfaction of requirements in accordance with PT-FI's IUPK to extend mining rights from 2031 through 2041; the Indonesia government's approval of a deferred schedule for completion of additional domestic smelting capacity in Indonesia; cybersecurity incidents; labor relations, including labor-related work stoppages and costs; the results of the human health assessment to evaluate the potential impacts of tailings and mining waste, and compliance with applicable environmental, health and safety laws and regulations; weather- and climate-related risks; environmental risks and litigation results; our ability to comply with our responsible production commitments under specific frameworks and any changes to such frameworks and other factors described in more detail under the heading “Risk Factors” contained in Part I, Item 1A. of our 2021 Form 10-K.

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

This report on Form 10-Q also contains financial measures such as net debt and unit net cash costs (credits) per pound of copper and molybdenum, which are not recognized under U.S. GAAP. Refer to “Operations – Unit Net Cash Costs (Credits)” for further discussion of unit net cash costs (credits) associated with our operating divisions, and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements. Refer to “Net Debt” for reconciliations of debt and consolidated cash and cash equivalents to net debt.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risks during the three-month period ended March 31, 2022.

For additional information on market risks, refer to “Disclosures About Market Risks” included in Part II, Items 7. and 7A. of our 2021 Form 10-K. For projected sensitivities of our operating cash flow to changes in commodity prices, refer to “Outlook” in Part I, Item 2. of this quarterly report on Form 10-Q; for projected sensitivities of our provisionally priced copper sales to changes in commodity prices refer to “Consolidated Results – Revenues” in Part I, Item 2. of this quarterly report on Form 10-Q.

Item 4.Controls and Procedures.

(a)Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective as of March 31, 2022.

(b)Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management does not believe, based on currently available information, that the outcome of any legal proceeding reported in Part I, Item 3. “Legal Proceedings” and Note 12 of our 2021 Form 10-K, and Note 8 herein, will have a material adverse effect on our financial condition; although individual or cumulative outcomes could be material to our operating results for a particular period, depending on the nature and magnitude of the outcome and the operating results for the period.

There have been no material changes to legal proceedings previously disclosed in Part I, Item 3. “Legal Proceedings” and Note 12 of our 2021 Form 10-K.

Item 1A. Risk Factors.

There have been no material changes to our risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our 2021 Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended March 31, 2022.

The following table sets forth information with respect to shares of FCX common stock purchased by us during the three months ended March 31, 2022, and the approximate dollar value of shares that may yet be purchased pursuant to our share repurchase program:

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[a]	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs[a]
January 1-31, 2022	2,630,474		$42.46	2,630,474	$2,400,065,904
February 1-28, 2022	5,021,731	[b]	$41.05	4,858,739	$2,201,152,367
March 1-31, 2022	4,791,738		$48.01	4,791,738	$1,971,105,007
Total	12,443,943		$44.03	12,280,951
a.On November 1, 2021, our Board approved a share repurchase program authorizing repurchases of up to $3.0 billion of our common stock. The share repurchase program does not obligate us to acquire any specific amount of shares and does not have an expiration date.
b.Includes 162,992 shares acquired in connection with stock option exercises during the period shown. All other share repurchases were made under our publicly announced program.

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

Item 6.Exhibits.

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
2.1*	PT-FI Divestment Agreement dated as of September 27, 2018 among FCX, International Support LLC, PT Freeport Indonesia, PT Indocopper Investama and PT Indonesia Asahan Aluminium (Persero).		10-Q	001-11307-01	11/9/2018
2.2	Supplemental and Amendment Agreement to the PT-FI Divestment Agreement, dated December 21, 2018, among FCX, PT Freeport Indonesia, PT Indonesia Papua Metal Dan Mineral (f/k/a PT Indocopper Investama), PT Indonesia Asahan Aluminium (Persero) and International Support LLC.		10-K	001-11307-01	2/15/2019
3.1	Amended and Restated Certificate of Incorporation of FCX, effective as of June 8, 2016.		8-K	001-11307-01	6/9/2016
3.2	Amended and Restated By-Laws of FCX, effective as of June 3, 2020.		8-K	001-11307-01	6/3/2020
10.1	Concentrate Purchase and Sales Agreement dated effective December 11, 1996, between PT Freeport Indonesia and PT Smelting.		S-3	001-11307-01	11/5/2001
10.2	Amendment No. 1 dated as of March 19, 1998, Amendment No. 2 dated as of December 1, 2000, Amendment No. 3 dated as of January 1, 2003, Amendment No. 4 dated as of May 10, 2004, Amendment No. 5 dated as of March 19, 2009, Amendment No. 6 dated as of January 1, 2011, and Amendment No. 7 dated as of October 29, 2012, to the Concentrate Purchase and Sales Agreement dated effective December 11, 1996, between PT Freeport Indonesia and PT Smelting.		10-K	001-11307-01	2/27/2015
10.3	Amendment No. 9 dated as of April 10, 2017 to the Concentrate Purchase and Sales Agreement dated December 11,1996 between PT Freeport Indonesia and PT Smelting.		10-K	001-11307-01	2/20/2018
10.4	Amendment No. 10 dated as of March 5, 2020, Amendment No. 11 dated as of March 31, 2021, Amendment No. 12 dated as of October 13, 2021, and Amendment No. 13 dated as of November 30, 2021, to the Concentrate Purchase and Sales Agreement dated effective December 11, 1996, between PT Freeport Indonesia and PT Smelting.	X
15.1	Letter from Ernst & Young LLP regarding unaudited interim financial statements.	X
22.1	List of Subsidiary Guarantors and Subsidiary Issuers of Guaranteed Securities.		10-K	001-11307-01	2/15/2022
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.	X
95.1	Mine Safety and Health Administration Safety Data.	X
101.INS	XBRL Instance Document- the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	X

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	X
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.	X
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

Date:  May 5, 2022
S-1