Form 10-Q
period 2022-06-30
FREEPORT-MCMORAN INC
filed 2022-08-05
CIK 831259

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
On July 29, 2022, there were issued and outstanding 1,429,270,314 shares of the registrant’s common stock, par value $0.10 per share.

Freeport-McMoRan Inc.

Part I.FINANCIAL INFORMATION

Item 1.Financial Statements.

Freeport-McMoRan Inc.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2022	December 31, 2021
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$9,492	$8,068
Trade accounts receivable	977	1,168
Income and other tax receivables	435	574
Inventories:
Materials and supplies, net	1,776	1,669
Mill and leach stockpiles	1,387	1,170
Product	1,507	1,658
Other current assets	608	523
Total current assets	16,182	14,830
Property, plant, equipment and mine development costs, net	31,200	30,345
Long-term mill and leach stockpiles	1,230	1,387
Other assets	1,501	1,460
Total assets	$50,113	$48,022

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,853	$3,495
Current portion of debt	1,038	372
Accrued income taxes	507	1,541
Current portion of environmental and asset retirement obligations	317	264
Dividends payable	217	220
Total current liabilities	5,932	5,892
Long-term debt, less current portion	10,054	9,078
Deferred income taxes	4,297	4,234
Environmental and asset retirement obligations, less current portion	4,170	4,116
Other liabilities	1,613	1,683
Total liabilities	26,066	25,003

Equity:
Stockholders’ equity:
Common stock	161	160
Capital in excess of par value	25,661	25,875
Accumulated deficit	(5,008)	(7,375)
Accumulated other comprehensive loss	(386)	(388)
Common stock held in treasury	(5,539)	(4,292)
Total stockholders’ equity	14,889	13,980
Noncontrolling interests	9,158	9,039
Total equity	24,047	23,019
Total liabilities and equity	$50,113	$48,022

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In millions, except per share amounts)
Revenues	$5,416	$5,748	$12,019	$10,598
Cost of sales:
Production and delivery	3,003	3,067	6,153	5,853
Depreciation, depletion and amortization	507	483	996	902
Metals inventory adjustments	18	—	18	1
Total cost of sales	3,528	3,550	7,167	6,756
Selling, general and administrative expenses	100	87	215	187
Mining exploration and research expenses	25	14	49	21
Environmental obligations and shutdown costs	29	33	45	38
Net gain on sales of assets	(2)	(3)	(2)	(3)
Total costs and expenses	3,680	3,681	7,474	6,999
Operating income	1,736	2,067	4,545	3,599
Interest expense, net	(156)	(148)	(283)	(293)
Net gain on early extinguishment of debt	8	—	8	—
Other income, net	11	9	42	20
Income before income taxes and equity in affiliated companies’ net earnings	1,599	1,928	4,312	3,326
Provision for income taxes	(571)	(603)	(1,395)	(1,046)
Equity in affiliated companies’ net earnings	10	6	25	4
Net income	1,038	1,331	2,942	2,284
Net income attributable to noncontrolling interests	(198)	(248)	(575)	(483)
Net income attributable to common stockholders	$840	$1,083	$2,367	$1,801

Net income per share attributable to common stockholders:
Basic	$0.58	$0.74	$1.63	$1.23
Diluted	$0.57	$0.73	$1.61	$1.21

Weighted-average shares of common stock outstanding:
Basic	1,447	1,467	1,451	1,465
Diluted	1,457	1,483	1,463	1,480

Dividends declared per share of common stock	$0.15	$0.075	$0.30	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In millions)
Net income	$1,038	$1,331	$2,942	$2,284

Other comprehensive income, net of taxes:
Defined benefit plans:
Actuarial losses arising during the period	—	—	—	(1)
Prior service costs arising during the period	—	—	(1)	—
Amortization of unrecognized amounts included in net periodic benefit costs	2	4	4	8
Foreign exchange losses	(1)	—	(1)	(1)
Other comprehensive income	1	4	2	6

Total comprehensive income	1,039	1,335	2,944	2,290
Total comprehensive income attributable to noncontrolling interests	(198)	(248)	(575)	(482)
Total comprehensive income attributable to common stockholders	$841	$1,087	$2,369	$1,808

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2022	2021
	(In millions)
Cash flow from operating activities:
Net income	$2,942	$2,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	996	902
Metals inventory adjustments	18	1
Net gain on sales of assets	(2)	(3)
Stock-based compensation	62	56
Net charges for environmental and asset retirement obligations, including accretion	119	94
Payments for environmental and asset retirement obligations	(120)	(110)
Net charges for defined pension and postretirement plans	20	1
Pension plan contributions	(50)	(42)
Net gain on early extinguishment of debt	(8)	—
Deferred income taxes	63	79
Charges for Cerro Verde royalty dispute	—	9
Payments for Cerro Verde royalty dispute	—	(65)
Other, net	(17)	77
Changes in working capital and other:
Accounts receivable	314	(279)
Inventories	(40)	(299)
Other current assets	(99)	(12)
Accounts payable and accrued liabilities	185	272
Accrued income taxes and timing of other tax payments	(1,071)	505
Net cash provided by operating activities	3,312	3,470

Cash flow from investing activities:
Capital expenditures:
North America copper mines	(276)	(95)
South America	(124)	(47)
Indonesia mining	(759)	(576)
Indonesia smelter projects	(344)	(48)
Molybdenum mines	(9)	(3)
Other	(74)	(34)
Proceeds from sales of assets	96	16
Loans to PT Smelting for expansion	(34)	—
Acquisition of minority interest in PT Smelting	—	(33)
Other, net	(6)	(13)
Net cash used in investing activities	(1,530)	(833)

Cash flow from financing activities:
Proceeds from debt	4,666	160
Repayments of debt	(2,993)	(179)
Cash dividends and distributions paid:
Common stock	(438)	(111)
Noncontrolling interests	(513)	(93)
Treasury stock purchases	(1,185)	—
Contributions from noncontrolling interests	94	88
Proceeds from exercised stock options	106	184
Payments for withholding of employee taxes related to stock-based awards	(55)	(19)
Debt financing costs and other, net	(33)	(1)
Net cash (used in) provided by financing activities	(351)	29

Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	1,431	2,666
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	8,314	3,903
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$9,745	$6,569
The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
THREE MONTHS ENDED JUNE 30

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at March 31, 2022	1,612	$161	$25,835	$(5,848)	$(387)	160	$(4,895)	$14,866	$9,176	$24,042
Exercised and issued stock-based awards	—	—	5	—	—	—	—	5	—	5
Stock-based compensation, including the tender of shares	—	—	15	—	—	—	—	15	(1)	14
Treasury stock purchases	—	—	—	—	—	17	(644)	(644)	—	(644)
Dividends	—	—	(217)	—	—	—	—	(217)	(239)	(456)
Contributions from noncontrolling interests	—	—	23	—	—	—	—	23	24	47
Net income attributable to common stockholders	—	—	—	840	—	—	—	840	—	840
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	198	198
Other comprehensive income	—	—	—	—	1	—	—	1	—	1
Balance at June 30, 2022	1,612	$161	$25,661	$(5,008)	$(386)	177	$(5,539)	$14,889	$9,158	$24,047

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at March 31, 2021	1,597	$160	$26,080	$(10,963)	$(580)	133	$(3,777)	$10,920	$8,653	$19,573
Exercised and issued stock-based awards	4	—	78	—	—	—	—	78	—	78
Stock-based compensation, including the tender of shares	—	—	14	—	—	—	—	14	(1)	13
Dividends	—	—	(111)	—	—	—	—	(111)	—	(111)
Contributions from noncontrolling interests	—	—	23	—	—	—	—	23	24	47
Net income attributable to common stockholders	—	—	—	1,083	—	—	—	1,083	—	1,083
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	248	248
Other comprehensive income	—	—	—	—	4	—	—	4	—	4
Balance at June 30, 2021	1,601	$160	$26,084	$(9,880)	$(576)	133	$(3,777)	$12,011	$8,924	$20,935

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited) (continued)
SIX MONTHS ENDED JUNE 30

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at December 31, 2021	1,603	$160	$25,875	$(7,375)	$(388)	146	$(4,292)	$13,980	$9,039	$23,019
Exercised and issued stock-based awards	9	1	112	—	—	—	—	113	—	113
Stock-based compensation, including the tender of shares	—	—	63	—	—	2	(62)	1	(11)	(10)
Treasury stock purchases	—	—	—	—	—	29	(1,185)	(1,185)	—	(1,185)
Dividends	—	—	(435)	—	—	—	—	(435)	(493)	(928)
Contributions from noncontrolling interests	—	—	46	—	—	—	—	46	48	94
Net income attributable to common stockholders	—	—	—	2,367	—	—	—	2,367	—	2,367
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	575	575
Other comprehensive income	—	—	—	—	2	—	—	2	—	2
Balance at June 30, 2022	1,612	$161	$25,661	$(5,008)	$(386)	177	$(5,539)	$14,889	$9,158	$24,047

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at December 31, 2020	1,590	$159	$26,037	$(11,681)	$(583)	132	$(3,758)	$10,174	$8,494	$18,668
Exercised and issued stock-based awards	11	1	183	—	—	—	—	184	—	184
Stock-based compensation, including the tender of shares	—	—	43	—	—	1	(19)	24	(4)	20
Dividends	—	—	(222)	—	—	—	—	(222)	(93)	(315)
Contributions from noncontrolling interests	—	—	43	—	—	—	—	43	45	88
Net income attributable to common stockholders	—	—	—	1,801	—	—	—	1,801	—	1,801
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	483	483
Other comprehensive income (loss)	—	—	—	—	7	—	—	7	(1)	6
Balance at June 30, 2021	1,601	$160	$26,084	$(9,880)	$(576)	133	$(3,777)	$12,011	$8,924	$20,935

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. GENERAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles in the United States (U.S.). Therefore, this information should be read in conjunction with Freeport-McMoRan Inc.’s (FCX) consolidated financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2021 (2021 Form 10-K). The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the six-month period ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Sale of Investments. In second-quarter 2022, Koboltti Chemicals Holdings Limited (KCHL), a 56-percent-owned subsidiary of FCX, sold all of the shares it owned in Jervois Global Limited for proceeds of $60 million. The shares were received in connection with the 2021 sale of KCHL's remaining cobalt business.

Subsequent Events. FCX evaluated events after June 30, 2022, and through the date the consolidated financial statements were issued, and determined any events and transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these consolidated financial statements.

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

Reconciliations of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted net income per share follow (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$1,038	$1,331	$2,942	$2,284
Net income attributable to noncontrolling interests	(198)	(248)	(575)	(483)
Undistributed dividends and earnings allocated to participating securities	(4)	(4)	(5)	(4)
Net income attributable to common stockholders	$836	$1,079	$2,362	$1,797

Basic weighted-average shares of common stock outstanding	1,447	1,467	1,451	1,465
Add shares issuable upon exercise or vesting of dilutive stock options and restricted stock units (RSUs)	10	16	12	15
Diluted weighted-average shares of common stock outstanding	1,457	1,483	1,463	1,480

Basic net income per share attributable to common stockholders	$0.58	$0.74	$1.63	$1.23
Diluted net income per share attributable to common stockholders	$0.57	$0.73	$1.61	$1.21

Outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of diluted net income per share of common stock. There were no shares of common stock excluded in second-quarter 2022. Excluded shares of common stock totaled 4 million shares in second-quarter 2021, 1 million shares for the first six months of 2022 and 7 million shares for the first six months of 2021.

NOTE 3. INVENTORIES, INCLUDING LONG-TERM MILL AND LEACH STOCKPILES

The components of inventories follow (in millions):

	June 30, 2022	December 31, 2021
Current inventories:
Total materials and supplies, net[a]	$1,776	$1,669

Mill stockpiles	$196	$193
Leach stockpiles	1,191	977
Total current mill and leach stockpiles	$1,387	$1,170

Raw materials (primarily concentrate)	$436	$536
Work-in-process	155	195
Finished goods	916	927
Total product	$1,507	$1,658

Long-term inventories:
Mill stockpiles	$201	$226
Leach stockpiles	1,029	1,161
Total long-term mill and leach stockpiles[b]	$1,230	$1,387
a.Materials and supplies inventory was net of obsolescence reserves totaling $39 million at June 30, 2022, and $36 million at December 31, 2021.
b.Estimated metals in stockpiles not expected to be recovered within the next 12 months.

FCX recorded metals inventory adjustments totaling $18 million in the second quarter and first six months of 2022, associated with a stockpile write-off at Cerro Verde ($9 million) and net realizable value adjustments related to lower market prices for copper ($9 million). Refer to Note 9 for metals inventory adjustments by business segment.

El Abra Stockpile Recoveries. As discussed in FCX’s 2021 Form 10-K, processes and recovery rates for mill and leach stockpiles are monitored regularly, and recovery rate estimates are adjusted periodically as additional information becomes available and as related technology changes. Adjustments to recovery rates will typically result in a future impact to the value of the material removed from the stockpiles at a revised weighted-average cost per pound of recoverable copper.

Following an analysis of recent recovery data and column testing results, El Abra revised its estimated recovery rate assumptions for specific ore types expected to be processed from its existing leach stockpile. The revised estimates resulted in a 135 million pound reduction in future estimated recoverable copper from this leach stockpile which is being phased out. This revision had an unfavorable impact on El Abra’s costs but did not have a significant impact on consolidated site production and delivery costs in second-quarter 2022 or the first six months of 2022.

NOTE 4. INCOME TAXES

Geographic sources of FCX’s provision for income taxes follow (in millions):

	Six Months Ended
	June 30,
	2022	2021
U.S. operations	$(5)	$(4)
International operations	(1,390)	(1,042)
Total	$(1,395)	$(1,046)
FCX’s consolidated effective income tax rate was 32 percent for the first six months of 2022 and 31 percent for the first six months of 2021. Variations in the relative proportions of jurisdictional income result in fluctuations to FCX’s consolidated effective income tax rate. Because of its U.S. tax position, FCX does not record a financial statement impact for income or losses generated in the U.S.

NOTE 5. DEBT AND EQUITY

The components of debt follow (in millions):

	June 30, 2022	December 31, 2021
Senior notes and debentures:
Issued by FCX	$7,697	$8,268
Issued by PT-FI	2,976	—
Issued by Freeport Minerals Corporation	355	355
PT-FI Term Loan	—	432
Cerro Verde Term Loan	—	325
Other	64	70
Total debt	11,092	9,450
Less current portion of debt	(1,038)	(372)
Long-term debt	$10,054	$9,078

FCX Revolving Credit Facility. At June 30, 2022, FCX had no borrowings outstanding and $8 million in letters of credit issued under its unsecured revolving credit facility, resulting in availability of approximately $3.5 billion, of which approximately $1.5 billion could be used for additional letters of credit. Availability under FCX’s revolving credit facility consists of $3.3 billion maturing April 2024 and $0.2 billion maturing April 2023. At June 30, 2022, FCX was in compliance with its revolving credit facility covenants.

Cerro Verde Credit Facility. In second-quarter 2022, Cerro Verde entered into a new $350 million, five-year, unsecured revolving credit facility and repaid the $325 million outstanding balance of its term loan. At June 30, 2022, Cerro Verde had no borrowings outstanding under its revolving credit facility and was in compliance with its revolving credit facility covenants.

Senior Notes issued by PT-FI. In April 2022, PT-FI completed the sale of $3.0 billion aggregate principal amount of unsecured senior notes, consisting of $750 million of 4.763% Senior Notes due 2027, $1.5 billion of 5.315% Senior Notes due 2032 and $750 million of 6.200% Senior Notes due 2052. PT-FI used $0.6 billion of the net proceeds to repay the borrowings under its term loan and expects to use the remaining net proceeds to finance its smelter projects.

PT-FI Credit Facility. In second-quarter 2022, PT-FI amended its five-year, unsecured revolving credit facility to, among other things, increase the availability to $1.3 billion. At June 30, 2022, PT-FI had no borrowings under its revolving credit facility and was in compliance with its revolving credit facility covenants.

As noted above, in second-quarter 2022, PT-FI repaid the principal balance of the term loan portion of its credit facility, which cannot be redrawn, and recorded a loss on early extinguishment of debt of $10 million.

Purchases of Senior Notes. In second-quarter 2022, FCX purchased certain of its senior notes in open-market transactions. A summary of these debt extinguishments follows:

	Principal Amount	Discounts/Deferred Issuance Costs	Book Value	Redemption Value	Gain/(Loss)

5.00% Senior Note due 2027	$85	$1	$84	$85	$(1)
4.125% Senior Note due 2028	90	1	89	85	4
4.375% Senior Note due 2028	106	1	105	102	3
5.25% Senior Note due 2029	85	1	84	82	2
4.25% Senior Note due 2030	17	—	17	16	1
4.625% Senior Note due 2030	66	1	65	62	3
5.40% Senior Note due 2034	15	—	15	15	—
5.450% Senior Note due 2043	118	1	117	111	6
	$582	$6	$576	$558	$18

From July 1, 2022, through August 5, 2022, FCX purchased an additional $291 million aggregate principal amount of its senior notes in open-market transactions, for a total redemption value of $273 million.

Interest Expense, Net. Consolidated interest costs (before capitalization) totaled $189 million in second-quarter 2022, $165 million in second-quarter 2021, $342 million for the first six months of 2022 and $325 million for the first six months of 2021. The increase in consolidated interest costs (before capitalization) for the 2022 periods is primarily related to the senior notes issued by PT-FI in April 2022.

Capitalized interest added to property, plant, equipment and mine development costs, net, totaled $33 million in second-quarter 2022, $17 million in second-quarter 2021, $59 million for the first six months of 2022 and $32 million for the first six months of 2021. The increase in capitalized interest costs for the 2022 periods resulted from increased construction and development projects in process.

Share Repurchase Program and Dividends. In second-quarter 2022, FCX acquired 17.1 million shares of its common stock under its share repurchase program for a total cost of $645 million ($37.66 average cost per share). For the first six months of 2022, FCX acquired 29.4 million shares of its common stock under its share repurchase program for a total cost of $1.2 billion ($40.32 average cost per share).

In July 2022, FCX’s Board of Directors (Board) authorized an increase in the share repurchase program from up to $3.0 billion to up to $5.0 billion. Through August 5, 2022, FCX has acquired 47.9 million shares of its common stock for a total cost of $1.8 billion ($38.35 average cost per share), and $3.2 billion remains available for repurchases under the program.

On June 22, 2022, FCX declared quarterly cash dividends totaling $0.15 per share ($0.075 per share base dividend and $0.075 per share variable dividend) on its common stock, which were paid on August 1, 2022, to common stockholders of record as of July 15, 2022.

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

A discussion of FCX’s derivative contracts and programs follows:

Derivatives Designated as Hedging Instruments – Fair Value Hedges
Copper Futures and Swap Contracts. Some of FCX’s U.S. copper rod and cathode customers request a fixed market price instead of the Commodity Exchange Inc. (COMEX) average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures or swap contracts. Hedging gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses resulting from hedge ineffectiveness during the six-month periods ended June 30, 2022 and 2021. At June 30, 2022, FCX held copper futures and swap contracts that qualified for hedge accounting for 103 million pounds at an average contract price of $4.36 per pound, with maturities through March 2024.

A summary of (losses) gains recognized in revenues for derivative financial instruments related to commodity contracts that are designated and qualify as fair value hedge transactions, including on the related hedged item follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Copper futures and swap contracts:
Unrealized (losses) gains:
Derivative financial instruments	$(89)	$(11)	$(78)	$(8)
Hedged item – firm sales commitments	89	11	78	8

Realized (losses) gains:
Matured derivative financial instruments	(12)	28	2	52

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

A summary of FCX’s embedded derivatives at June 30, 2022, follows:

	Open Positions	Average Price Per Unit		Maturities Through
		Contract	Market
Embedded derivatives in provisional sales contracts:
Copper (millions of pounds)	703	$4.41	$3.75	December 2022
Gold (thousands of ounces)	236	1,848	1,821	October 2022
Embedded derivatives in provisional purchase contracts:
Copper (millions of pounds)	59	4.39	3.75	October 2022

Copper Forward Contracts. Atlantic Copper, FCX’s wholly owned smelting and refining unit in Spain, enters into copper forward contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in production and delivery costs. At June 30, 2022, Atlantic Copper held net copper forward sales contracts for 34 million pounds at an average contract price of $4.06 per pound, with maturities through August 2022.

Summary of (Losses) Gains. A summary of the realized and unrealized (losses) gains recognized in operating income for commodity contracts that do not qualify as hedge transactions, including embedded derivatives, follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Embedded derivatives in provisional sales contracts:[a]
Copper	$(720)	$118	$(502)	$325
Gold and other metals	(33)	15	(11)	(13)
Copper forward contracts[b]	22	(5)	26	(13)
a.Amounts recorded in revenues.
b.Amounts recorded in cost of sales as production and delivery costs.

Unsettled Derivative Financial Instruments
A summary of the fair values of unsettled commodity derivative financial instruments follows (in millions):

	June 30, 2022	December 31, 2021
Commodity Derivative Assets:
Derivatives designated as hedging instruments:
Copper futures and swap contracts	$—	$12
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional sales/purchase contracts	38	64
Copper forward contracts	15	1
Total derivative assets	$53	$77

Commodity Derivative Liabilities:
Derivatives designated as hedging instruments:
Copper futures and swap contracts	$66	$—
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional sales/purchase contracts	$476	$27
Copper forward contracts	4	1
Total derivative liabilities	$546	$28

FCX’s commodity contracts have netting arrangements with counterparties with which the right of offset exists, and it is FCX’s policy to generally offset balances by contract on its balance sheet. FCX’s embedded derivatives on provisional sales/purchase contracts are netted with the corresponding outstanding receivable/payable balances.

A summary of these unsettled commodity contracts that are offset in the balance sheets follows (in millions):

	Assets		Liabilities
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021

Gross amounts recognized:
Embedded derivatives in provisional
sales/purchase contracts	$38	$64	$476	$27
Copper derivatives	15	13	70	1
	53	77	546	28

Less gross amounts of offset:
Embedded derivatives in provisional
sales/purchase contracts	—	3	—	3
Copper derivatives	4	1	4	1
	4	4	4	4

Net amounts presented in balance sheet:
Embedded derivatives in provisional
sales/purchase contracts	38	61	476	24
Copper derivatives	11	12	66	—
	$49	$73	$542	$24

Balance sheet classification:
Trade accounts receivable	$6	$51	$231	$14
Other current assets	11	12	—	—
Accounts payable and accrued liabilities	32	10	308	10
Other liabilities	—	—	3	—
	$49	$73	$542	$24

Credit Risk.  FCX is exposed to credit loss when financial institutions with which it has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. As of June 30, 2022, the maximum amount of credit exposure associated with derivative transactions was $53 million.

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

In addition, as of June 30, 2022, FCX has contingent consideration assets related to the sales of certain oil and gas properties (refer to Note 7 for the related fair values).

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents. The following table provides a reconciliation of total cash, cash equivalents, restricted cash and restricted cash equivalents presented in the consolidated statements of cash flows (in millions):

	June 30, 2022	December 31, 2021
Balance sheet components:
Cash and cash equivalents[a]	$9,492	$8,068
Restricted cash and restricted cash equivalents included in:
Other current assets	119	114
Other assets	134	132
Total cash, cash equivalents, restricted cash and restricted cash equivalents presented in the consolidated statements of cash flows	$9,745	$8,314
a.Includes time deposits of $0.2 billion at each of June 30, 2022, and December 31, 2021.

NOTE 7. FAIR VALUE MEASUREMENT

Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). FCX did not have any significant transfers in or out of Level 3 during second-quarter 2022.

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

	At June 30, 2022
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$26	$26	$26	$—	$—	$—
Equity securities	5	5	—	5	—	—
Total	31	31	26	5	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	56	56	56	—	—	—
Government bonds and notes	39	39	—	—	39	—
Corporate bonds	36	36	—	—	36	—
Government mortgage-backed securities	28	28	—	—	28	—
Asset-backed securities	16	16	—	—	16	—
Money market funds	8	8	—	8	—	—
Collateralized mortgage-backed securities	3	3	—	—	3	—
Total	186	186	56	8	122	—

Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross asset position	38	38	—	—	38	—
Copper forward contracts	15	15	—	8	7	—
Total	53	53	—	8	45	—

Contingent consideration for the sale of the
Deepwater GOM oil and gas properties[a]	79	67	—	—	—	67

Liabilities
Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross liability position	476	476	—	—	476	—
Copper futures and swap contracts	66	66	—	61	5	—
Copper forward contracts	4	4	—	3	1	—
Total	546	546	—	64	482	—

Long-term debt, including current portion[d]	11,092	10,601	—	—	10,601	—

	At December 31, 2021
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
Equity securities	$50	$50	$—	$50	$—	$—
U.S. core fixed income fund	29	29	29	—	—	—
Total	79	79	29	50	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	64	64	64	—	—	—
Government bonds and notes	53	53	—	—	53	—
Corporate bonds	45	45	—	—	45	—
Government mortgage-backed securities	20	20	—	—	20	—
Asset-backed securities	18	18	—	—	18	—
Money market funds	8	8	—	8	—	—
Municipal bonds	1	1	—	—	1	—
Total	209	209	64	8	137	—

Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross asset position	64	64	—	—	64	—
Copper futures and swap contracts	12	12	—	9	3	—
Copper forward contracts	1	1	—	1	—	—
Total	77	77	—	10	67	—

Contingent consideration for the sale of the
Deepwater GOM oil and gas properties[a]	90	81	—	—	—	81

Liabilities
Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross liability position	27	27	—	—	27	—
Copper forward contracts	1	1	—	1	—	—
Total	28	28	—	1	27	—

Long-term debt, including current portion[d]	9,450	10,630	—	—	10,630	—
a.Current portion included in other current assets and long-term portion included in other assets.
b.Excludes time deposits (which approximated fair value) included in (i) other current assets of $119 million at June 30, 2022, and $114 million at December 31, 2021, and (ii) other assets of $134 million at June 30, 2022, and $132 million at December 31, 2021, primarily associated with an assurance bond to support PT-FI’s commitment for additional domestic smelter development in Indonesia and PT-FI’s closure and reclamation guarantees.
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

In December 2016, FCX’s sale of its Deepwater GOM oil and gas properties included up to $150 million in contingent consideration that was recorded at the total amount under the loss recovery approach. The contingent consideration is being received over time as cash flows are realized from a third-party production handling agreement for an offshore platform, with the related payments commencing in third-quarter 2018. The contingent consideration included in (i) other current assets totaled $20 million at June 30, 2022, and December 31, 2021, and (ii) other assets totaled $59 million at June 30, 2022, and $70 million at December 31, 2021. The fair value of this contingent consideration was calculated based on a discounted cash flow model using inputs that include third-party estimates for reserves, production rates and production timing, and discount rates. Because significant inputs are not observable in the market, the contingent consideration is classified within Level 3 of the fair value hierarchy.

Long-term debt, including current portion, is primarily valued using available market quotes and, as such, is classified within Level 2 of the fair value hierarchy.

The techniques described above may produce a fair value that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with other market participants, the use of different techniques or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the techniques used at June 30, 2022, as compared with those techniques used at December 31, 2021.

A summary of the changes in the fair value of FCX’s Level 3 instrument, contingent consideration for the sale of the Deepwater GOM oil and gas properties, during the first six months of 2022 follows (in millions):

Fair value at January 1, 2022	$81
Net unrealized loss related to assets still held at the end of the period	(3)
Settlements	(11)
Fair value at June 30, 2022	$67

NOTE 8. CONTINGENCIES AND COMMITMENTS

Asset Retirement Obligations (ARO)
Arizona Environmental and Reclamation Programs. FCX’s Arizona operations are subject to regulatory oversight by the Arizona Department of Environmental Quality (ADEQ). ADEQ has adopted regulations for its aquifer protection permit (APP) program that require permits for, among other things, certain facilities, activities and structures used for mining, leaching, concentrating and smelting, and require compliance with aquifer water quality standards during operations and closure. An application for an APP requires a proposed closure strategy that will meet applicable groundwater protection requirements following cessation of operations and an estimate of the implementation cost, with a more detailed closure plan required at the time operations cease. A permit applicant must demonstrate its financial ability to meet the closure costs approved by ADEQ. Closure costs for facilities covered by APPs are required to be updated approximately every six years and financial assurance mechanisms are required to be updated every two years. During the first six months of 2022, FCX’s Bagdad mine increased its ARO liability and asset retirement cost asset by $62 million, associated with its updated closure plan that was submitted to ADEQ for approval. Morenci is also preparing an update to its closure plan for submission to ADEQ, which is expected to result in increased costs that could be significant. FCX will continue updating its closure plans and closure cost estimates at other Arizona sites, and any such updates may also result in increased costs that could be significant.

Litigation
There were no significant updates to previously reported legal proceedings included in Note 12 of FCX’s 2021 Form 10-K, other than the matter discussed below.

Asbestos and Talc Claims. As previously disclosed, in 2021, Imerys obtained an injunction temporarily staying approximately 950 talc-related lawsuits against Cyprus Amax Minerals Company (CAMC), an indirect wholly owned subsidiary of FCX, and Cyprus Mines Corporation (Cyprus Mines), a wholly owned subsidiary of CAMC, which has been extended through at least January 2023. The interim stay is a component of the global settlement but there can be no assurance that the bankruptcy court will continue to impose the interim stay. Mediation to resolve open issues in the Imerys and Cyprus Mines bankruptcy cases is ongoing and expected to continue through 2022.

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

Product Revenues. FCX’s revenues attributable to the products it sold for the second quarters and first six months of 2022 and 2021 follow (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022		2021
Copper:
Concentrate	$2,694	$2,076	$5,385		$3,785
Cathode	1,183	1,535	2,618		2,769
Rod and other refined copper products	1,071	833	2,187		1,517
Purchased copper[a]	104	310	174		528
Gold	909	597	1,720		1,115
Molybdenum	377	288	755		532
Other	165	203	353		456
Adjustments to revenues:
Treatment charges	(139)	(101)	(272)		(198)
Royalty expense[b]	(111)	(82)	(206)		(145)
Export duties[c]	(84)	(44)	(182)	[d]	(73)
Revenues from contracts with customers	6,169	5,615	12,532		10,286
Embedded derivatives[e]	(753)	133	(513)		312
Total consolidated revenues	$5,416	$5,748	$12,019		$10,598
a.FCX purchases copper cathode primarily for processing by its Rod & Refining operations.
b.Reflects royalties on sales from PT-FI and Cerro Verde that will vary with the volume of metal sold and prices.
c.Reflects PT-FI export duties.
d.Includes a charge of $18 million associated with an adjustment to prior-period export duties.
e.Refer to Note 6 for discussion of embedded derivatives related to FCX’s provisionally priced concentrate and cathode sales contracts.

Financial Information by Business Segment

(In millions)
												Atlantic		Corporate,
	North America Copper Mines			South America Mining								Copper		Other
				Cerro				Indonesia		Molybdenum	Rod &	Smelting		& Elimi-		FCX
	Morenci	Other	Total	Verde		Other	Total	Mining		Mines	Refining	& Refining		nations		Total
Three Months Ended June 30, 2022
Revenues:
Unaffiliated customers	$17	$30	$47	$702		$180	$882	$1,920	[a]	$—	$1,753	$433		$381	[b]	$5,416
Intersegment	730	1,078	1,808	134		—	134	58		144	8	—		(2,152)		—
Production and delivery	397	720	1,117	565		177	742	564		80	1,765	463	[c]	(1,728)		3,003
Depreciation, depletion and amortization	44	58	102	91		11	102	262		18	1	6		16		507
Metals inventory adjustments	—	7	7	9		2	11	—		—	—	—		—		18
Selling, general and administrative expenses	1	—	1	2		—	2	30		—	—	5		62		100
Mining exploration and research expenses	—	1	1	—		—	—	—		—	—	—		24		25
Environmental obligations and shutdown costs	(13)	—	(13)	—		—	—	—		—	—	—		42		29
Net gain on sales of assets	—	—	—	—		—	—	—		—	—	—		(2)		(2)
Operating income (loss)	318	322	640	169		(10)	159	1,122		46	(5)	(41)		(185)		1,736

Interest expense, net	—	—	—	4		—	4	13		—	—	2		137		156
Provision for (benefit from) income taxes	—	—	—	68		(7)	61	434		—	—	—		76		571
Total assets at June 30, 2022	2,839	5,338	8,177	8,379		1,843	10,222	20,679		1,702	300	1,078		7,955		50,113
Capital expenditures	63	83	146	35		33	68	388		8	2	32		219	[d]	863

Three Months Ended June 30, 2021
Revenues:
Unaffiliated customers	$57	$55	$112	$825		$188	$1,013	$1,753	[a]	$—	$1,689	$794		$387	[b]	$5,748
Intersegment	721	1,021	1,742	120		—	120	56		89	6	—		(2,013)		—
Production and delivery	351	574	925	494	[e]	106	600	528		56	1,691	775		(1,508)	[c]	3,067
Depreciation, depletion and amortization	40	61	101	82		12	94	247		17	1	8		15		483
Selling, general and administrative expenses	1	—	1	2		—	2	27		—	—	5		52		87
Mining exploration and research expenses	—	—	—	—		—	—	—		—	—	—		14		14
Environmental obligations and shutdown costs	1	—	1	—		—	—	—		—	—	—		32		33
Net gain on sales of assets	—	—	—	—		—	—	—		—	—	—		(3)		(3)
Operating income (loss)	385	441	826	367		70	437	1,007		16	3	6		(228)		2,067

Interest expense, net	—	—	—	12		—	12	6		—	—	2		128		148
Provision for income taxes	—	—	—	145		17	162	404		—	—	—		37		603
Total assets at June 30, 2021	2,635	5,288	7,923	8,795		1,795	10,590	18,135		1,740	271	1,117		5,660		45,436
Capital expenditures	22	47	69	23		3	26	286		2	—	7		43	[d]	433
a.Includes PT-FI's sales to PT Smelting totaling $827 million in second-quarter 2022 and $756 million in second-quarter 2021.
b.Includes revenues from FCX's molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America and South America copper mines.
c.Includes charges associated with major maintenance turnarounds totaling $40 million at Atlantic Copper in second-quarter 2022 and $19 million at the Miami smelter in second-quarter 2021.
d.Includes capital expenditures for the greenfield smelter and precious metals refinery (collectively, the Indonesia smelter projects).
e.Includes nonrecurring charges totaling $69 million associated with labor-related costs at Cerro Verde.

(In millions)
												Atlantic		Corporate,
	North America Copper Mines			South America Mining								Copper		Other
				Cerro				Indonesia		Molybdenum	Rod &	Smelting		& Elimi-		FCX
	Morenci	Other	Total	Verde		Other	Total	Mining		Mines	Refining	& Refining		nations		Total
Six Months Ended June 30, 2022
Revenues:
Unaffiliated customers	$107	$85	$192	$1,808		$340	$2,148	$4,246	[a]	$—	$3,496	$1,151		$786	[b]	$12,019
Intersegment	1,441	2,173	3,614	242		—	242	136		272	17	—		(4,281)		—
Production and delivery	760	1,375	2,135	1,123		289	1,412	1,190		155	3,519	1,185	[c]	(3,443)		6,153
Depreciation, depletion and amortization	88	119	207	178		21	199	510		34	2	12		32		996
Metals inventory adjustments	—	7	7	9		2	11	—		—	—	—		—		18
Selling, general and administrative expenses	1	1	2	4		—	4	57		—	—	13		139		215
Mining exploration and research expenses	—	1	1	—		—	—	—		—	—	—		48		49
Environmental obligations and shutdown costs	(13)	—	(13)	—		—	—	—		—	—	—		58		45
Net gain on sales of assets	—	—	—	—		—	—	—		—	—	—		(2)		(2)
Operating income (loss)	712	755	1,467	736		28	764	2,625		83	(8)	(59)		(327)		4,545

Interest expense, net	—	—	—	7		—	7	15		—	—	4		257		283
Provision for income taxes	—	—	—	295		7	302	1,020		—	—	—		73		1,395
Capital expenditures	136	140	276	68		56	124	759		9	4	43		371	[d]	1,586

Six Months Ended June 30, 2021
Revenues:
Unaffiliated customers	$61	$83	$144	$1,742		$363	$2,105	$3,136	[a]	$—	$2,998	$1,481		$734	[b]	$10,598
Intersegment	1,285	1,763	3,048	165		—	165	108		159	13	—		(3,493)		—
Production and delivery	620	1,054	1,674	930	[e]	209	1,139	983		113	3,007	1,448		(2,511)	[c]	5,853
Depreciation, depletion and amortization	74	107	181	171		24	195	446		32	2	15		31		902
Metals inventory adjustments	—	—	—	—		—	—	—		1	—	—		—		1
Selling, general and administrative expenses	1	1	2	4		—	4	53		—	—	12		116		187
Mining exploration and research expenses	—	—	—	—		—	—	—		—	—	—		21		21
Environmental obligations and shutdown costs	1	—	1	—		—	—	—		—	—	—		37		38
Net gain on sales of assets	—	—	—	—		—	—	—		—	—	—		(3)		(3)
Operating income (loss)	650	684	1,334	802		130	932	1,762		13	2	6		(450)		3,599

Interest expense, net	—	—	—	25		—	25	7		—	—	3		258		293
Provision for (benefit from) income taxes	—	—	—	318		38	356	719		—	—	—		(29)		1,046
Capital expenditures	32	63	95	43		4	47	576		3	1	13		68	[d]	803

a.Includes PT-FI's sales to PT Smelting totaling $1.7 billion for the first six months of 2022 and $1.5 billion for the first six months of 2021.
b.Includes revenues from FCX's molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America and South America copper mines.
c.Includes charges associated with major maintenance turnarounds totaling $40 million at Atlantic Copper for the first six months of 2022 and $87 million at the Miami smelter for the first six months of 2021.
d.Primarily includes capital expenditures for the Indonesia smelter projects.
e.Includes nonrecurring charges totaling $69 million associated with labor-related costs at Cerro Verde.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Freeport-McMoRan Inc.

Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of Freeport-McMoRan Inc. (the Company) as of June 30, 2022, the related consolidated statements of income, comprehensive income, and equity for the three- and six-month periods ended June 30, 2022 and 2021, the related consolidated statements of cash flows for the six-month periods ended June 30, 2022 and 2021, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
August 5, 2022

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

Our results for the first six months of 2022 reflect solid operating results, with strong margins and cash flow generation, despite the decline in copper prices that began in second-quarter 2022. We believe the actions we have taken in recent years to build a strong balance sheet, successfully expand low-cost operations, and maintain flexible growth options while maintaining sufficient liquidity will allow us to continue to execute our business plans in a prudent manner, despite current economic uncertainty, while preserving substantial future asset values. While we recognize the near-term volatility in our markets, we are optimistic about our portfolio of assets, our strong management and operating teams, and the long-term prospects for the copper markets we serve.

The London Metal Exchange (LME) copper settlement price averaged $4.43 per pound for the first six months of 2022 and reached a record high of $4.87 per pound in March 2022, supported by copper's increasingly important role in decarbonization technologies and limited mine supply. Beginning in second-quarter 2022, a series of macro-economic factors (concerns about the global economy, higher U.S. interest rates and currency exchange rates among other factors) led to a precipitous decline in copper prices. The LME copper settlement price declined from $4.69 per pound at March 31, 2022, to $3.74 per pound at June 30, 2022, and was $$3.54 per pound on July 29, 2022. Physical market fundamentals remain tight as evidenced by low levels of global exchange stocks. Our global customer base reports healthy demand for copper. We believe the outlook for copper fundamentals in the medium- and long-term remain favorable, with studies indicating that demand for copper may double in 15 years based on the global movement towards decarbonization. We also believe substantial new mine supply development will be required to meet the goals of the global energy transition, and current prices for copper are insufficient to support new mine supply development, which is expected to add to future supply deficits.

Our management team and global organization have substantial experience and success in executing under volatile market conditions. We believe we benefit from a diversified operations portfolio with an attractive cost structure, long-lived reserves, optionality in our project pipeline and a strong balance sheet and liquidity position.

We are closely monitoring market conditions and will adjust our operating plans to protect our liquidity and preserve our asset values, as necessary. We expect to maintain a strong balance sheet and liquidity position as we focus on building long-term value in our business, executing our operating plans safely, responsibly and efficiently, and prudently managing costs and capital expenditures.

Net income attributable to common stock totaled $0.8 billion in second-quarter 2022, compared with $1.1 billion in second-quarter 2021, primarily reflecting lower copper prices and unfavorable adjustments to provisionally priced copper sales, partly offset by higher copper and gold sales volumes. Net income attributable to common stock totaled $2.4 billion for the first six months of 2022, compared with $1.8 billion for the first six months of 2021, primarily reflecting higher copper and gold sales volumes, partly offset by a higher provision for income taxes and lower copper prices. The results for the 2022 periods, compared with the 2021 periods, also reflect increased energy and other input costs. Refer to “Consolidated Results” for further discussion.

At June 30, 2022, we had consolidated debt of $11.1 billion and consolidated cash and cash equivalents of $9.5 billion, resulting in net debt of $1.6 billion ($1.0 billion excluding net debt for the Indonesia smelter projects). Refer to “Net Debt” for reconciliations of consolidated debt and consolidated cash and cash equivalents to net debt.

At June 30, 2022, we had $3.5 billion of availability under our revolving credit facility, and PT-FI and Cerro Verde have $1.3 billion and $350 million, respectively, of availability under their revolving credit facilities.

Refer to Note 5 and “Capital Resources and Liquidity” for further discussion.

OUTLOOK

Despite uncertain market conditions in the near-term, we continue to believe the medium- and long-term outlook for our business is positive, supported by limitations on supplies of copper and the expected requirements for copper in the world’s economy. Our financial results vary as a result of fluctuations in market prices primarily for copper, gold and, to a lesser extent, molybdenum, as well as other factors. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. Copper prices, in particular, experienced a significant drop beginning in second-quarter 2022. Refer to “Markets” below and “Risk Factors” in Part I, Item 1A. of our 2021 Form 10-K for further discussion. Because we cannot control the prices of our products, the key measures that management focuses on in operating our business are sales volumes, unit net cash costs, operating cash flows and capital expenditures.

Consolidated Sales Volumes
Following are our projected consolidated sales volumes for the year 2022:

Copper (millions of recoverable pounds):
North America copper mines	1,505
South America mining	1,160
Indonesia mining	1,549
Total	4,214

Gold (millions of recoverable ounces)	1.7

Molybdenum (millions of recoverable pounds)	80	[a]

a.Projected molybdenum sales include 30 million pounds produced by our Molybdenum mines and 50 million pounds produced by our North America and South America copper mines.

Consolidated sales volumes in third-quarter 2022 are expected to approximate 1.0 billion pounds of copper, 400 thousand ounces of gold and 21 million pounds of molybdenum. Projected sales volumes are dependent on operational performance, weather-related conditions, timing of shipments, and other factors detailed in the “Cautionary Statement” below.

For other important factors that could cause results to differ materially from projections, refer to “Risk Factors” contained in Part I, Item 1A. of our 2021 Form 10-K.

Consolidated Unit Net Cash Costs
Assuming average prices of $1,700 per ounce of gold and $16.00 per pound of molybdenum for the second half of 2022 and achievement of current sales volume and cost estimates, consolidated unit net cash costs (net of by-product credits) for our copper mines are expected to average $1.50 per pound of copper for the year 2022 (including $1.67 per pound of copper in third-quarter 2022). The increase from previous estimates primarily reflects lower by-product credits caused by lower projected gold and molybdenum prices. We also continue to experience significant cost inflation, principally associated with higher energy prices (which represents about 20 percent of our site operating costs) and increased costs for other consumables such as sulfuric acid, explosives and steel. The impact of price changes during the second half of 2022 on consolidated unit net cash costs for the year 2022 would approximate $0.02 per pound of copper for each $100 per ounce change in the average price of gold and $0.01 per pound of copper for each $2.00 per pound change in the average price of molybdenum. Quarterly unit net cash costs vary with fluctuations in sales volumes and realized prices, primarily for gold and molybdenum.

Consolidated Operating Cash Flows
Our consolidated operating cash flows vary with sales volumes; prices realized from copper, gold and molybdenum sales; production costs; income taxes; other working capital changes; and other factors. Based on current sales volume and cost estimates, and assuming average prices of $3.25 per pound for copper, $1,700 per ounce for gold, and $16.00 per pound for molybdenum for the second half of 2022, our consolidated operating cash flows are estimated to approximate $4.5 billion (net of $1.4 billion of working capital and other uses) for the year 2022. Estimated consolidated operating cash flows for the year 2022 also reflect an estimated income tax provision of $2.0 billion (refer to “Consolidated Results – Income Taxes” for further discussion of our projected income tax rate for the year 2022). The impact of price changes for the second half of 2022 on operating cash flows would approximate $230 million for each $0.10 per pound change in the average price of copper, $80 million for each $100 per ounce change in the average price of gold and $50 million for each $2.00 per pound change in the average price of molybdenum.

Consolidated Capital Expenditures
Capital expenditures are expected to approximate $4.5 billion for the year 2022 (including $1.9 billion for major mining projects and $1.4 billion for the greenfield smelter and precious metals refinery (PMR) - collectively, the Indonesia smelter projects). Projected capital expenditures for major mining projects include $1.3 billion for planned projects primarily associated with underground mine development in the Grasberg minerals district and supporting mill and power capital costs and $0.6 billion for discretionary growth projects. We closely monitor market conditions and will adjust our operating plans, including capital expenditures, as necessary.

Capital expenditures for the Indonesia smelter projects are being funded with PT-FI's senior notes and its available revolving credit facility. Construction of the additional domestic smelter capacity will result in the elimination of export duties, providing an offset to the economic cost associated with the Indonesia smelter projects. Based on current development progress of additional smelting capacity, PT-FI expects export duties to be reduced from the current rate of 5 percent to 2.5 percent by the end of 2022, and eliminated in the second half of 2023.

MARKETS

World prices for copper, gold and molybdenum can fluctuate significantly. During the period from January 2012 through June 2022, the LME copper settlement price varied from a low of $1.96 per pound in 2016 to a record high of $4.87 per pound in 2022; the London Bullion Market Association (London) PM gold price fluctuated from a low of $1,049 per ounce in 2015 to a record high of $2,067 per ounce in 2020; and the Metals Week Molybdenum Dealer Oxide weekly average price ranged from a low of $4.46 per pound in 2015 to a high of $20.01 per pound in 2021. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in “Risk Factors” contained in Part I, Item 1A. of our 2021 Form 10-K.

LME Copper Prices
Through June 30, 2022
1,500
1,200
900
600
300
-
000s of metric tons
$5.00
$4.50
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$-
Dollars per pound
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
Exchange Stocks
LME Copper Prices

This graph presents LME copper settlement prices and the combined reported stocks of copper at the LME, Commodity Exchange Inc., and the Shanghai Futures Exchange from January 2012 through June 2022. During second-quarter 2022, LME copper settlement prices ranged from a low of $3.74 per pound to a high of $4.73 per pound, averaged $4.31 per pound and settled at $3.74 per pound on June 30, 2022. Beginning in June 2022, copper prices declined sharply as a result of a series of macro-economic factors, including concerns about the global economy, Chinese economic data, rising U.S. interest rates and currency exchange rates related to the strength of the U.S. dollar. The LME copper settlement price was $3.54 per pound on July 29, 2022. Future copper prices may continue to be volatile and are expected to be influenced by, among other things, demand from China and economic activity, including the possibility of global recession.

We believe the weakness in current financial market sentiment is inconsistent with physical markets and longer-term fundamentals. We continue to believe future demand will be supported by copper’s role in the global transition to renewable power, electric vehicles and other carbon-reduction initiatives, and continued urbanization in developing countries. The small number of approved, large-scale projects scheduled beyond those that have been announced, the long lead times required to permit and build new mines and declining ore grades at existing operations continue to highlight the fundamental supply challenges for copper. The current copper price weakness is expected to add to the already significant barriers to future copper supply development.

London Gold Prices

Through June 30, 2022

$2,250
$2,050
$1,850
$1,650
$1,450
$1,250
$1,050
$850
$650
Dollars per ounce
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022

This graph presents London PM gold prices from January 2012 through June 2022. During second-quarter 2022, London PM gold prices ranged from a low of $1,810 per ounce to a high of $1,977 per ounce, averaged $1,871 per ounce, and closed at $1,817 per ounce on June 30, 2022. The strength of the U.S. dollar has negatively impacted gold prices as the U.S. dollar index reached a 20-year high in June 2022. The London PM gold price was $1,753 per ounce on July 29, 2022.

Metals Week Molybdenum Dealer Oxide Prices

Through June 30, 2022

$25
$20
$15
$10
$5
$0
Dollars per pound
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022

This graph presents the Metals Week Molybdenum Dealer Oxide weekly average price from January 2012 through June 2022. During second-quarter 2022, the weekly average price of molybdenum ranged from a low of $17.08 per pound to a high of $19.31 per pound, averaged $18.42 per pound, and was $17.08 per pound on June 30, 2022. During second-quarter 2022, concerns about China’s zero-COVID-19 policies, inflation and anticipated lower summer steel production prompted price weakness that has continued into July 2022. The Metals Week Molybdenum Dealer Oxide weekly average price was $15.15 per pound on July 29, 2022.

CONSOLIDATED RESULTS

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
SUMMARY FINANCIAL DATA	(in millions, except per share amounts)
Revenues[a,b]	$5,416		$5,748		$12,019		$10,598
Operating income[a]	$1,736		$2,067		$4,545		$3,599
Net income attributable to common stock[c]	$840	[d]	$1,083	[e]	$2,367	[d]	$1,801	[e]
Diluted net income per share of common stock	$0.57		$0.73		$1.61		$1.21
Diluted weighted-average shares of common stock outstanding	1,457		1,483		1,463		1,480

Operating cash flows[f]	$1,621		$2,395		$3,312		$3,470
Capital expenditures	$863		$433		$1,586		$803
At June 30:
Cash and cash equivalents	$9,492		$6,313		$9,492		$6,313
Total debt, including current portion	$11,092		$9,695		$11,092		$9,695

a.Refer to Note 9 for a summary of revenues and operating income by operating division.
b.Includes (unfavorable) favorable adjustments to prior period provisionally priced concentrate and cathode copper sales totaling $(355) million ($(154) million to net income attributable to common stock or $(0.10) per share) in second-quarter 2022, $173 million ($66 million to net income attributable to common stock or $0.05 per share) in second-quarter 2021, $65 million ($27 million to net income attributable to common stock or $0.02 per share) for the first six months of 2022 and $169 million ($65 million to net income attributable to common stock or $0.04 per share) for the first six months of 2021. Refer to Note 6 for further discussion.
c.We defer recognizing profits on intercompany sales until final sales to third parties occur. Refer to “Operations – Smelting and Refining” for a summary of net impacts from changes in these deferrals.
d.Includes net charges totaling $14 million ($0.01 per share) in second-quarter 2022 and $52 million ($0.04 per share) for the first six months of 2022. Net charges for second-quarter 2022 were primarily associated with environmental obligations and metals inventory adjustments, partly offset by a net gain on early extinguishment of debt. Net charges for the first six months of 2022 also included the settlement of an administrative fine and an adjustment to prior-period export duties at PT-FI, and asset retirement obligation (ARO) adjustments.
e.Includes net charges totaling $56 million ($0.04 per share) in second-quarter 2021 and $94 million ($0.06 per share) for the first six months of 2021, primarily associated with contested matters at PT-FI (including historical tax audits and an administrative fine levied by the Indonesia government), nonrecurring labor-related costs at Cerro Verde and adjustments to environmental obligations and AROs.
f.Working capital and other sources (uses) totaled $100 million in second-quarter 2022, $523 million in second-quarter 2021, $(711) million for the first six months of 2022 and $187 million for the first six months of 2021.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021		2022	2021
SUMMARY OPERATING DATA
Copper (millions of recoverable pounds)
Production	1,075	913		2,084	1,823
Sales, excluding purchases	1,087	929		2,111	1,754
Average realized price per pound	$4.03	$4.34		$4.18	$4.25
Site production and delivery costs per pound[a]	$2.09	$2.02	[b]	$2.06	$1.94	[b]
Unit net cash costs per pound[a]	$1.41	$1.48		$1.37	$1.44
Gold (thousands of recoverable ounces)
Production	476	305		891	602
Sales, excluding purchases	476	305		885	563
Average realized price per ounce	$1,827	$1,794		$1,861	$1,785
Molybdenum (millions of recoverable pounds)
Production	23	20		44	40
Sales, excluding purchases	20	22		39	43
Average realized price per pound	$19.44	$13.11		$19.37	$12.38

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
b.Includes $0.07 per pound of copper in second-quarter 2021 and $0.04 per pound of copper for the first six months of 2021 associated with nonrecurring labor-related costs at Cerro Verde. Refer to “Operations – South America Mining” for further discussion.

Revenues
Consolidated revenues totaled $5.4 billion in second-quarter 2022, $5.7 billion in second-quarter 2021, $12.0 billion for the first six months of 2022 and $10.6 billion for the first six months of 2021. Revenues from our mining operations primarily include the sale of copper concentrate, copper cathode, copper rod, gold in concentrate and molybdenum. Refer to Note 9 for a summary of product revenues.

Following is a summary of changes in our consolidated revenues between periods (in millions):

	Three Months Ended June 30	Six Months Ended June 30

Consolidated revenues - 2021 period	$5,748	$10,598
Higher (lower) sales volumes:
Copper	681	1,515
Gold	305	575
Molybdenum	(34)	(49)
(Lower) higher average realized prices:
Copper	(337)	(148)
Gold	16	67
Molybdenum	121	270
Adjustments for prior period provisionally priced copper sales	(528)	(104)
Lower Atlantic Copper revenues	(361)	(330)
Lower revenues from purchased copper	(206)	(354)
Higher treatment charges	(38)	(74)
Higher royalties and export duties	(69)	(170)
Other, including intercompany eliminations	118	223
Consolidated revenues - 2022 period	$5,416	$12,019

Sales Volumes. Consolidated copper and gold sales volumes increased in the 2022 periods, compared with the 2021 periods, primarily reflecting increased operating rates at the Grasberg minerals district and Cerro Verde. Refer to “Operations” for further discussion of sales volumes at our mining operations.

Realized Prices. Our consolidated revenues can vary significantly as a result of fluctuations in the market prices of copper, gold and molybdenum. Average realized prices in second-quarter 2022, compared with second-quarter 2021, were 7 percent lower for copper, 2 percent higher for gold and 48 percent higher for molybdenum, and average realized prices for the first six months of 2022, compared with the first six months of 2021, were 2 percent lower for copper, 4 percent higher for gold and 56 percent higher for molybdenum.
Average realized copper prices include net (unfavorable) favorable adjustments to current period provisionally priced copper sales totaling $(365) million in second-quarter 2022, $(55) million in second-quarter 2021, $(567) million for the first six months of 2022 and $156 million for the first six months of 2021. As discussed in Note 6, substantially all of our copper concentrate and cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) based primarily on quoted LME monthly average copper prices. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on provisionally priced concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until final pricing on the date of settlement. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs.

Prior Period Provisionally Priced Copper Sales. Net (unfavorable) favorable adjustments to prior periods’ provisionally priced copper sales (i.e., provisionally priced sales at March 31, 2022 and 2021, and December 31, 2021 and 2020) recorded in consolidated revenues totaled $(355) million in second-quarter 2022, $173 million in second-quarter 2021, $65 million for the first six months of 2022 and $169 million for the first six months of 2021. Refer to Notes 6 and 9 for a summary of total adjustments to prior period and current period provisionally priced sales.

At June 30, 2022, we had provisionally priced copper sales totaling 447 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average of $3.75 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the June 30, 2022, provisional price recorded would have an approximate $14 million effect on our 2022 net income attributable to common stock. The LME copper price settled at $$3.54 per pound on July 29, 2022.

Atlantic Copper Revenues. Atlantic Copper revenues totaled $433 million in second-quarter 2022 and $1.2 billion for the first six months of 2022, compared with $794 million in second-quarter 2021 and $1.5 billion for the first six months of 2021. Lower revenues in the 2022 periods, compared with 2021 periods, primarily reflects reduced operations as a result of a scheduled major maintenance turnaround that began in second-quarter 2022.

Purchased Copper. We purchase copper cathode primarily for processing by our Rod & Refining operations. The volumes of copper purchases vary depending on cathode production from our operations and totaled 23 million pounds in second-quarter 2022, 68 million pounds in second-quarter 2021, 38 million pounds for the first six months of 2022 and 121 million pounds for the first six months of 2021. The decrease in revenues associated with purchased copper in the 2022 periods, compared to the 2021 periods, reflects the impact of lower purchases and copper prices.

Treatment Charges. Revenues from our concentrate sales are recorded net of treatment charges (i.e., fees paid to smelters that are generally negotiated annually), which will vary with the sales volumes and the price of copper. The increase in the treatment charges in the 2022 periods primarily reflects higher copper sales volumes.

Royalties and Export Duties. Royalties are primarily on PT-FI sales and vary with the volume of metal sold and the prices of copper and gold. Higher royalties and export duties in the 2022 periods, compared to the 2021 periods, are primarily associated with increased copper and gold sales volumes. PT-FI currently pays duties on concentrate exports of 5 percent, declining to 2.5 percent when development progress for additional smelting capacity in Indonesia exceeds 30 percent, and eliminated when development progress for additional smelting capacity in Indonesia exceeds 50 percent. Based on current development progress of additional smelting capacity, PT-FI expects export duties to be reduced from the current rate of 5 percent to 2.5 percent by the end of 2022, and eliminated in the second half of 2023. Refer to “Operations – Indonesia Mining” for further discussion of the current progress on additional smelting capacity in Indonesia and to Note 9 for a summary of royalty expense and export duties.

Production and Delivery Costs
Consolidated production and delivery costs totaled $3.0 billion in second-quarter 2022, $3.1 billion in second-quarter 2021, $6.2 billion for the first six months of 2022 and $5.9 billion for the first six months of 2021. We continue to experience significant cost inflation, principally associated with higher energy prices (which represents approximately 20 percent of our site operating costs) and increased costs for other consumables such as sulfuric acid, explosives and steel. These higher costs were partly offset by lower costs at Atlantic Copper related to reduced operations as a result of a scheduled major maintenance turnaround that began in second-quarter 2022.

Site Production and Delivery Costs Per Pound. Site production and delivery costs for our copper mining operations primarily include labor, energy and commodity-based inputs, such as sulfuric acid, explosives, steel, reagents, liners and tires. Consolidated site production and delivery costs (before net noncash and other costs) for our copper mines averaged $2.09 per pound of copper in second-quarter 2022, $2.02 per pound of copper in second-quarter 2021, $2.06 for the first six months of 2022 and $1.94 for the first six months of 2021.

Higher consolidated site production and delivery costs per pound of copper for the second quarter and first six months of 2022, compared with the second quarter and first six months of 2021, primarily reflect higher costs associated with energy, input costs (including operating supplies such as sulfuric acid, explosives and steel) and maintenance. Refer to “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements.

Depreciation, Depletion and Amortization
Depreciation will vary under the unit-of-production (UOP) method as a result of changes in sales volumes and the related UOP rates at our mining operations. Consolidated depreciation, depletion and amortization (DD&A) totaled $507 million in second-quarter 2022, $483 million in second-quarter 2021, $996 million for the first six months of 2022 and $902 million for the first six months of 2021. Higher DD&A in the 2022 periods primarily reflects higher sales volumes and assets placed in service associated with the ramp-up of underground mining at PT-FI.

Metals Inventory Adjustments
Metals inventory adjustments totaled $18 million for the second quarter and first six months of 2022 and $1 million for the first six months of 2021. Metals inventory adjustments in the 2022 periods include net realizable value (NRV) inventory adjustments related to lower market prices for copper ($9 million) and a stockpile write-off at Cerro Verde ($9 million).

As discussed in “Markets,” there has been a sharp decline in the price of copper in recent months. The LME copper settlement price was $3.74 per pound on June 30, 2022, and $3.54 per pound on July 29, 2022. Prolonged or further declines in the prices of the commodities that we sell, particularly copper, could result in additional NRV inventory adjustments, which could be significant.

Interest Expense, Net
Consolidated interest costs (before capitalization) totaled $189 million in second-quarter 2022, $165 million in second-quarter 2021, $342 million for the first six months of 2022 and $325 million for the first six months of 2021. Higher interest costs (before capitalization) in the 2022 periods are primarily related to PT-FI's senior notes that were issued in April 2022. Nearly all of our outstanding debt is fixed rate.

Capitalized interest varies with the level of qualifying assets associated with our development projects and average interest rates on our borrowings. Capitalized interest totaled $33 million in second-quarter 2022, $17 million in second-quarter 2021, $59 million for the first six months of 2022 and $32 million for the first six months of 2021. The increase in capitalized interest in the 2022 periods, compared with the 2021 periods, is related to major mining projects primarily associated with underground development activities in the Grasberg minerals district and development of the greenfield smelter in Indonesia. Refer to “Capital Resources and Liquidity - Investing Activities” for discussion of capital expenditures associated with our major development projects.

Net Gain on Early Extinguishment of Debt
Net gain on extinguishment of debt totaled $8 million in the second quarter and first six months of 2022, consisting of $18 million associated with senior note purchases, partly offset by a charge of $10 million associated with the repayment of the PT-FI term loan. Refer to Note 5 for further discussion.

Income Taxes
Following is a summary of the approximate amounts used in the calculation of our consolidated income tax provision (in millions, except percentages):

	Six Months Ended June 30,
	2022				2021
	Income (Loss)[a]	Effective Tax Rate		Income Tax (Provision) Benefit	Income (Loss)[a]	Effective Tax Rate		Income Tax (Provision) Benefit
U.S.[b]	$909	1%	[c]	$(5)	$743	—%	[c]	$(3)
South America	776	39%		(302)	923	39%		(356)
Indonesia	2,625	39%		(1,020)	1,759	41%		(719)
Eliminations and other	2	N/A		(7)	(99)	N/A		5
Rate adjustment[d]	—	N/A		(61)	—	N/A		27
Consolidated FCX	$4,312	32%		$(1,395)	$3,326	31%		$(1,046)

a.Represents income before income taxes and equity in affiliated companies’ net earnings.
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

Assuming achievement of current sales volume and cost estimates and average prices of $3.25 per pound for copper, $1,700 per ounce for gold and $16.00 per pound for molybdenum for the second half of 2022, we estimate our consolidated effective tax rate for the year 2022 would approximate 34 percent (which would result in a 47 percent effective tax rate in third-quarter 2022). The consolidated effective tax rate would decrease with higher prices - for example, we estimate that an increase in the average price of copper to $3.50 per pound for the second half of 2022 would result in an estimated effective tax rate of approximately 33 percent for the year 2022 (which would result in a 38 percent effective tax rate in third-quarter 2022). Changes in projected sales volumes and average prices during 2022 would incur tax impacts at estimated effective rates of 39 percent for Peru, 38 percent for Indonesia and 0 percent for the U.S.

OPERATIONS

Responsible Production
2021 Annual Report on Sustainability. In April 2022, we published our 2021 Annual Report on Sustainability, which is available on our website at fcx.com/sustainability. We have a long history of environmental, social and governance (ESG) programs, and we are focused on leading as a responsible copper producer.

The Copper Mark. We are committed to validating all of our copper producing sites with the Copper Mark, a comprehensive assurance framework designed to demonstrate the copper industry's responsible production practices. To achieve the Copper Mark, each site is required to complete an external assurance process to assess conformance with 32 ESG requirements. During second-quarter 2022, Safford and Sierrita were awarded the Copper Mark. To date, we have achieved the Copper Mark at all 11 of our eligible copper producing sites in North America, South America and Europe, and PT-FI has signed a letter of commitment and initiated the validation process.

Leaching Innovation Initiatives
We are advancing efforts to improve copper recovery from all ore types using leach processes. Several initiatives ongoing across our North America and South America operations incorporate new applications, technologies and data analytics. We believe these leach innovation initiatives provide potential opportunities to produce incremental copper from our large existing leach stockpiles and lower-grade material currently classified as waste. Initial results support the potential for incremental low-cost additions to our production and reserve profile.

Feasibility and Optimization Studies
We are engaged in various studies associated with potential future expansion projects primarily in North America and South America. The costs for these studies are charged to production and delivery costs as incurred and totaled $31 million in second-quarter 2022, $11 million in second-quarter 2021, $50 million for the first six months of 2022 and $16 million for the first six months of 2021. We estimate the costs of these studies will approximate $180 million for the year 2022 (including approximately $60 million in third-quarter 2022), compared with approximately $60 million for the year 2021, subject to market conditions and other factors.

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

Lone Star is increasing its operating rates to achieve targeted production of approximately 300 million pounds of copper per year in 2023 from oxide ores (compared with the initial design capacity of 200 million pounds per year). The oxide project at Lone Star advances the opportunity for development of the underlying, large-scale sulfide resources. We are also increasing exploration in the area to support metallurgical testing and mine development planning for a potential significant long-term investment to build additional scale on an economically attractive basis.

We are planning an expansion to double the concentrator capacity of our Bagdad operation in northwest Arizona. We are engaging stakeholders and have commenced a feasibility study, which is expected to be completed in 2023, for this project.

Operating Data. Following is summary consolidated operating data for the North America copper mines:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating Data, Net of Joint Venture Interests
Copper (millions of recoverable pounds)
Production	382	360	736	713
Sales, excluding purchases	389	389	770	697
Average realized price per pound	$4.36	$4.42	$4.46	$4.19

Molybdenum (millions of recoverable pounds)
Production[a]	8	9	15	17

100% Operating Data
Leach operations
Leach ore placed in stockpiles (metric tons per day)	722,900	688,000	715,800	696,500
Average copper ore grade (percent)	0.29	0.30	0.29	0.29
Copper production (millions of recoverable pounds)	254	265	499	527

Mill operations
Ore milled (metric tons per day)	306,900	264,700	299,200	266,300
Average ore grade (percent):
Copper	0.39	0.36	0.38	0.37
Molybdenum	0.02	0.03	0.02	0.03
Copper recovery rate (percent)	83.2	82.4	82.1	80.5
Copper production (millions of recoverable pounds)	195	155	364	306

a.Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at the North America copper mines.

Our consolidated copper sales volumes from North America totaled 389 million pounds in both second-quarter 2022 and second-quarter 2021, 770 million pounds for the first six months of 2022 and 697 million pounds for the first six months of 2021. The changes in production and sales volumes for the 2022 periods, compared with the 2021 periods, primarily reflect timing of shipments.

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

	Three Months Ended June 30,
	2022			2021
	By- Product Method	Co-Product Method		By- Product Method	Co-Product Method
		Copper	Molyb- denum[a]		Copper	Molyb- denum[a]
Revenues, excluding adjustments	$4.36	$4.36	$18.75	$4.42	$4.42	$11.75

Site production and delivery, before net noncash and other costs shown below	2.50	2.30	12.42	2.14	2.03	6.86
By-product credits	(0.35)	—	—	(0.25)	—	—
Treatment charges	0.11	0.11	—	0.08	0.07	—
Unit net cash costs	2.26	2.41	12.42	1.97	2.10	6.86
DD&A	0.27	0.24	0.81	0.26	0.25	0.55
Metals inventory adjustments	0.02	0.02	0.16	—	—	—
Noncash and other costs, net	0.09	0.08	0.32	0.08	0.08	0.06
Total unit costs	2.64	2.75	13.71	2.31	2.43	7.47
Revenue adjustments, primarily for pricing on prior period open sales	(0.10)	(0.10)	—	0.02	0.02	—
Gross profit per pound	$1.62	$1.51	$5.04	$2.13	$2.01	$4.28

Copper sales (millions of recoverable pounds)	389	389		389	389
Molybdenum sales (millions of recoverable pounds)[a]			8			9

	Six Months Ended June 30,
	2022			2021
	By- Product Method	Co-Product Method		By- Product Method	Co-Product Method
		Copper	Molyb- denum[a]		Copper	Molyb- denum[a]
Revenues, excluding adjustments	$4.46	$4.46	$18.36	$4.19	$4.19	$11.12

Site production and delivery, before net noncash and other costs shown below	2.44	2.25	11.68	2.09	1.96	6.76
By-product credits	(0.35)	—	—	(0.27)	—	—
Treatment charges	0.10	0.10	—	0.09	0.09	—
Unit net cash costs	2.19	2.35	11.68	1.91	2.05	6.76
DD&A	0.27	0.25	0.85	0.26	0.24	0.51
Metals inventory adjustments	0.01	0.01	0.08	—	—	—
Noncash and other costs, net	0.09	0.07	0.23	0.11	0.11	0.06
Total unit costs	2.56	2.68	12.84	2.28	2.40	7.33
Revenue adjustments, primarily for pricing on prior period open sales	(0.01)	(0.01)	—	0.01	0.01	—
Gross profit per pound	$1.89	$1.77	$5.52	$1.92	$1.80	$3.79

Copper sales (millions of recoverable pounds)	770	770		697	697
Molybdenum sales (millions of recoverable pounds)[a]			15			17

a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.

Our North America copper mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Our mining operations continue to experience significant cost inflation, principally associated with higher energy and other input costs. In addition to these higher costs, average unit net cash costs (net of by-product credits) for the North America copper mines of $2.26 per pound of copper in second-quarter 2022 and $2.19 per pound for the first six months of 2022, compared with $1.97 per pound in second-quarter 2021 and $1.91 per pound for the first six months of 2021, reflect higher operating rates, partly offset by higher by-product credits.

Because certain assets are depreciated on a straight-line basis, North America’s average unit depreciation rate may vary with asset additions and the level of copper production and sales.

Second-quarter 2022 revenue adjustments at our North America copper mines primarily reflect the impact of declining copper prices on provisionally priced copper sales, which include intercompany sales that are eliminated upon consolidation.

Average unit net cash costs (net of by-product credits) for our North America copper mines are expected to approximate $2.25 per pound of copper for the year 2022, based on achievement of current sales volume and cost estimates and assuming an average molybdenum price of $16.00 per pound for the second half of 2022. North America’s average unit net cash costs for the year 2022 would change by approximately $0.02 per pound for each $2.00 per pound change in the average price of molybdenum for the second half of 2022.

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

Operating and Development Activities. The first six months of 2022 reflected strong performance from Cerro Verde's concentrator facilities, including achievement of a quarterly record milling average of 427,100 metric tons of ore per day during second-quarter 2022. Subject to ongoing monitoring of COVID-19 protocols, milling rates at Cerro Verde are currently expected to average over 400,000 metric tons of ore per day for the second half of 2022.

Operating rates at El Abra have returned to pre-COVID-19 levels and increased mining and stacking activities are expected to result in an approximate 30 percent increase in El Abra copper production for the year 2022, compared with the year 2021.

El Abra's large sulfide resource supports a potential major mill project similar to the large-scale concentrator constructed at Cerro Verde in 2015. Technical and economic studies continue to be evaluated to determine the optimal scope and timing for the sulfide project. We are considering options to invest in water infrastructure to provide options to extend existing operations, while we continue to monitor potential changes in Chile’s regulatory and fiscal matters. We will defer major investment decisions pending clarity on Chile’s regulatory and fiscal matters.

Operating Data. Following is summary consolidated operating data for South America mining:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Copper (millions of recoverable pounds)
Production	286	245	560	504
Sales	288	230	552	489
Average realized price per pound	$3.83	$4.31	$4.00	$4.28

Molybdenum (millions of recoverable pounds)
Production[a]	7	4	14	9

Leach operations
Leach ore placed in stockpiles (metric tons per day)	157,700	190,200	148,800	172,100
Average copper ore grade (percent)	0.37	0.33	0.36	0.34
Copper production (millions of recoverable pounds)	71	65	132	126

Mill operations
Ore milled (metric tons per day)	427,100	374,100	410,800	382,100
Average ore grade (percent):
Copper	0.31	0.29	0.32	0.30
Molybdenum	0.01	0.01	0.02	0.01
Copper recovery rate (percent)	84.4	85.2	85.5	86.4
Copper production (millions of recoverable pounds)	215	179	428	377
a.Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at Cerro Verde.

Our consolidated copper sales volumes from South America totaled 288 million pounds in second-quarter 2022, 230 million pounds in second-quarter 2021, 552 million pounds for the first six months of 2022 and 489 million pounds for the first six months of 2021. Higher copper sales volumes in the 2022 periods, compared with the 2021 periods, primarily reflect higher mining and milling rates at Cerro Verde.

Copper sales from South America mining are expected to approximate 1.2 billion pounds for the year 2022.

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

	Three Months Ended June 30,
	2022			2021
	By-Product Method		Co-Product Method	By-Product Method		Co-Product Method
Revenues, excluding adjustments	$3.83		$3.83	$4.31		$4.31

Site production and delivery, before net noncash and other costs shown below	2.48		2.29	2.48	[a]	2.30
By-product credits	(0.35)		—	(0.31)		—
Treatment charges	0.15		0.15	0.13		0.13
Royalty on metals	0.01		0.01	0.01		0.01
Unit net cash costs	2.29		2.45	2.31		2.44
DD&A	0.35		0.32	0.40		0.37
Metals inventory adjustments	0.04	[b]	0.03	—		—
Noncash and other costs, net	0.06		0.06	0.08		0.07
Total unit costs	2.74		2.86	2.79		2.88
Revenue adjustments, primarily for pricing on prior period open sales	(0.53)		(0.53)	0.38		0.38
Gross profit per pound	$0.56		$0.44	$1.90		$1.81

Copper sales (millions of recoverable pounds)	288		288	230		230

	Six Months Ended June 30,
	2022			2021
	By-Product Method		Co-Product Method	By-Product Method		Co-Product Method
Revenues, excluding adjustments	$4.00		$4.00	$4.28		$4.28

Site production and delivery, before net noncash and other costs shown below	2.45		2.26	2.23	[a]	2.09
By-product credits	(0.38)		—	(0.26)		—
Treatment charges	0.15		0.15	0.13		0.13
Royalty on metals	0.01		0.01	0.01		0.01
Unit net cash costs	2.23		2.42	2.11		2.23
DD&A	0.36		0.32	0.40		0.37
Metals inventory adjustments	0.02	[b]	0.02	—		—
Noncash and other costs, net	0.06		0.06	0.06		0.05
Total unit costs	2.67		2.82	2.57		2.65
Revenue adjustments, primarily for pricing on prior period open sales	0.06		0.06	0.20		0.20
Gross profit per pound	$1.39		$1.24	$1.91		$1.83

Copper sales (millions of recoverable pounds)	552		552	489		489

a.Includes $0.30 per pound of copper in second-quarter 2021 and $0.14 per pound of copper for the first six months of 2021 associated with nonrecurring labor-related costs at Cerro Verde.
b.Primarily reflects a stockpile write-off at Cerro Verde.

Our South America mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Our mining operations continue to experience significant cost inflation, principally associated with higher energy and other input costs. In addition to higher overall costs, average unit net cash costs (net of by-product credits) for South America mining of $2.29 per pound of copper in second-quarter 2022 and $2.23 per pound of copper for the first six months of 2022, compared with $2.31 per pounds of copper in second-quarter 2021 and $2.11 per pound of copper for the first six months of 2021, reflect higher sales volumes and by-product credits. Average unit net cash costs for the 2022 periods also reflect the impact of a change in estimate of copper recoveries in a leach stockpile at El Abra (refer to Note 3) and the 2021 periods reflect nonrecurring labor-related costs at Cerro Verde.

As discussed in Note 3, the change in estimate of recoverable copper in the existing leach stockpile at El Abra resulted in a 135-million-pound reduction to its work in-process inventory volumes, which resulted in a higher average cost per pound of copper. Refer to “Consolidated Results - Metals Inventory Adjustments” for discussion of potential future NRV adjustments that may result because of prolonged or further declines in the price of copper.

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

Average unit net cash costs (net of by-product credits) for South America mining are expected to approximate $2.31 per pound of copper for the year 2022, based on current sales volume and cost estimates and assuming an average price of $16.00 per pound of molybdenum for the second half of 2022.

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

Substantially all of PT-FI’s copper concentrate is sold under long-term contracts. During first six months of 2022, 37 percent of PT-FI’s concentrate production was sold to PT Smelting (PT-FI’s 39.5-percent owned copper smelter and refinery in Gresik, Indonesia).

Operating and Development Activities. PT-FI currently has three underground operating mines in the Grasberg minerals district: Grasberg Block Cave, Deep Mill Level Zone (DMLZ) and Big Gossan. In late 2021, PT-FI achieved quarterly copper and gold volumes approximating 100 percent of projected annualized levels of approximately 1.6 billion pounds of copper and 1.6 million ounces of gold.

PT-FI's milling rates for ore produced from its underground mines averaged 191,800 metric tons of ore per day for the first six months of 2022, and PT-FI expects milling rates to average approximately 190,000 metric tons of ore per day for the second half of 2022. The installation of additional milling facilities at PT-FI is currently expected to be completed in 2023, which would increase milling capacity to approximately 240,000 metric tons of ore per day and provide for continued annualized copper and gold production volumes of approximately 1.6 billion pounds of copper and 1.6 million ounces of gold. PT-FI is also advancing a mill recovery project with the installation of a new copper cleaner circuit that is expected to be completed in the first half of 2024, and is expected to provide incremental metal production of approximately 60 million pounds of copper and 40 thousand ounces of gold per year.
For the year 2022, PT-FI's estimated capital spending on the Grasberg Block Cave and DMLZ underground projects, including construction of a dual-fuel power plant, is expected to approximate $1.0 billion, net of scheduled contributions from PT Indonesia Asahan Aluminium (Persero) (PT Inalum, also known as MIND ID). In accordance with applicable accounting guidance, the aggregate costs (before scheduled contributions from PT Inalum), expected to approximate $1.2 billion for the year 2022, will be reflected as an investing activity in our cash flow statement, and contributions from PT Inalum will be reflected as a financing activity.

Kucing Liar. PT-FI commenced long-term mine development activities for its Kucing Liar deposit during 2021, which is expected to produce over 6 billion pounds of copper and 5 million ounces of gold over the life of the project. Pre-production development activities will occur over an approximate 10-year timeframe, and capital investments are expected to average approximately $400 million per year (including approximately $200 million for the year 2022). At full operating rates, annual production from Kucing Liar is expected to approximate 600 million pounds of copper and 500 thousand ounces of gold, providing PT-FI with sustained long-term, large-scale and low-cost production. Kucing Liar will benefit from substantial shared infrastructure and PT-FI's experience and long-term success in block-cave mining.

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

PT-FI is actively engaged in the following projects for additional domestic smelting capacity:
•Construction of a greenfield smelter in Gresik, Indonesia with a capacity to process approximately 1.7 million metric tons of copper concentrate per year. In July 2021, PT-FI awarded a construction contract to a third-party contractor with an estimated cost of $2.8 billion. The greenfield smelter construction, currently approximately 30 percent complete, is expected to be completed as soon as feasible in 2024.
•Expansion of PT Smelting's capacity by 30 percent to 1.3 million metric tons of concentrate per year, which is expected to be completed by the end of 2023. PT-FI completed agreements in November 2021 with the majority owner of PT Smelting to implement the expansion plans. PT-FI is funding the cost of the expansion, estimated to approximate $250 million, with a loan that is expected to convert to equity, increasing ownership in PT Smelting from a 39.5 percent ownership interest to a majority ownership interest once the expansion is complete.
•Construction of a PMR to process gold and silver from the greenfield smelter and PT Smelting at an estimated cost of $400 million.

Capital expenditures for the Indonesia smelter projects, which are being funded with PT-FI’s senior notes and available revolving credit facility, totaled $0.3 billion for the first six months of 2022 and are expected to approximate $1.4 billion for the year 2022.

Construction of the additional domestic smelter capacity will result in the elimination of export duties, providing an offset to the economic cost associated with the Indonesia smelter projects. Based on current development progress of additional smelting capacity, PT-FI expects export duties to be reduced from the current rate of 5 percent to 2.5 percent by the end of 2022, and eliminated in the second half of 2023.

Operating Data. Following is summary consolidated operating data for Indonesia mining:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Copper (millions of recoverable pounds)
Production	407	308	788	606
Sales	410	310	789	568
Average realized price per pound	$3.86	$4.27	$4.04	$4.29

Gold (thousands of recoverable ounces)
Production	473	303	885	597
Sales	474	302	880	558
Average realized price per ounce	$1,827	$1,795	$1,861	$1,785

Ore extracted and milled (metric tons per day):
Grasberg Block Cave underground mine	101,800	64,400	101,100	58,100
DMLZ underground mine	77,300	53,900	77,800	50,300
Big Gossan underground mine	7,400	8,200	7,500	7,500
Deep Ore Zone underground mine[a] and other	10,500	16,500	5,400	17,700
Total	197,000	143,000	191,800	133,600
Average ore grades:
Copper (percent)	1.22	1.28	1.22	1.34
Gold (grams per metric ton)	1.08	1.00	1.05	1.03
Recovery rates (percent):
Copper	89.8	88.8	89.6	90.0
Gold	79.0	75.9	78.2	77.4
a.Ore body depleted in 2021.

Our consolidated copper and gold sales from PT-FI totaled 410 million pounds and 474 thousand ounces in second-quarter 2022 and 789 million pounds and 880 thousand ounces for the first six months of 2022, compared with copper and gold sales of 310 million pounds and 302 thousand ounces in second-quarter 2021 and 568 million pounds and 558 thousand ounces for the first six months of 2021. The increase in sales volumes for the 2022 periods, primarily reflects increased operating rates at the Grasberg minerals district.

Consolidated sales volumes from PT-FI are expected to approximate 1.5 billion pounds of copper and 1.7 million ounces of gold for the year 2022.

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

	Three Months Ended June 30,
	2022			2021
	By-Product Method	Co-Product Method		By-Product Method	Co-Product Method
		Copper	Gold		Copper	Gold
Revenues, excluding adjustments	$3.86	$3.86	$1,827	$4.27	$4.27	$1,795

Site production and delivery, before net noncash and other costs shown below	1.43	0.91	433	1.54	1.07	449
Gold and silver credits	(2.17)	—	—	(1.93)	—	—
Treatment charges	0.24	0.15	72	0.24	0.16	70
Export duties	0.21	0.13	63	0.14	0.10	42
Royalty on metals	0.27	0.18	74	0.26	0.19	66
Unit net cash (credits) costs	(0.02)	1.37	642	0.25	1.52	627
DD&A	0.63	0.41	193	0.79	0.55	232
Noncash and other costs, net	0.01	0.01	2	0.04	0.03	11
Total unit costs	0.62	1.79	837	1.08	2.10	870
Revenue adjustments, primarily for pricing on prior period open sales	(0.49)	(0.49)	(17)	0.28	0.28	53
PT Smelting intercompany profit (loss)	0.06	0.04	19	(0.13)	(0.09)	(39)
Gross profit per pound/ounce	$2.81	$1.62	$992	$3.34	$2.36	$939

Copper sales (millions of recoverable pounds)	410	410		310	310
Gold sales (thousands of recoverable ounces)			474			302

	Six Months Ended June 30,
	2022			2021
	By-Product Method	Co-Product Method		By-Product Method	Co-Product Method
		Copper	Gold		Copper	Gold
Revenues, excluding adjustments	$4.04	$4.04	$1,861	$4.29	$4.29	$1,785

Site production and delivery, before net noncash and other costs shown below	1.42	0.92	426	1.51	1.05	439
Gold and silver credits	(2.17)	—	—	(1.86)	—	—
Treatment charges	0.24	0.16	73	0.24	0.17	71
Export duties	0.21	0.14	63	0.13	0.09	37
Royalty on metals	0.26	0.17	72	0.25	0.18	68
Unit net cash (credits) costs	(0.04)	1.39	634	0.27	1.49	615
DD&A	0.64	0.42	194	0.78	0.55	228
Noncash and other costs, net	0.04	0.03	11	0.01	—	1
Total unit costs	0.64	1.84	839	1.06	2.04	844
Revenue adjustments, primarily for pricing on prior period open sales	0.04	0.04	3	0.12	0.12	(8)
PT Smelting intercompany (loss)	(0.03)	(0.02)	(10)	(0.16)	(0.11)	(46)
Gross profit per pound/ounce	$3.41	$2.22	$1,015	$3.19	$2.26	$887

Copper sales (millions of recoverable pounds)	789	789		568	568
Gold sales (thousands of recoverable ounces)			880			558

For the 2022 periods, PT-FI’s gold and silver credits exceeded its cash costs resulting in unit net cash credits of $0.02 per pound of copper in second-quarter 2022 and $0.04 per pound for the first six months of 2022, compared to unit net cash costs of $0.25 per pound in second-quarter 2021 and $0.27 per pound for the first six months of 2021.

Lower site production and delivery unit costs (before net noncash and other costs) in the 2022 periods primarily reflect higher sales volumes, partly offset by higher operating rates, energy and other input costs.

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold.

PT-FI’s export duties totaled $85 million in second-quarter 2022, $44 million in second-quarter 2021, $164 million for the first six months of 2022 and $73 million for the first six months of 2021. The increase in export duties for the 2022 periods, compared with the 2021 periods, primarily reflects higher export sales volumes.

PT-FI’s royalties totaled $108 million in second-quarter 2022, $80 million in second-quarter 2021, $201 million for the first six months of 2022 and $140 million for the first six months of 2021. The increase in royalties for the 2022 periods, compared with the 2021 periods, primarily reflects higher sales volumes.

Because certain assets are depreciated on a straight-line basis, PT-FI’s unit depreciation rate may vary with asset additions and the level of copper production and sales. The decrease in the DD&A rate per pound of copper for the 2022 periods, compared with the 2021 periods, primarily reflects depletion of the Deep Ore Zone underground mine during 2021 and higher volumes associated with increased operating rates, partly offset by significant underground development assets placed into service.

Revenue adjustments primarily result from changes in prices on provisionally priced copper sales recognized in prior periods.

PT Smelting intercompany profit (loss) represents the change in the deferral of PT-FI’s profit on sales to PT Smelting (25 percent prior to April 30, 2021, and 39.5 percent thereafter). Refer to “Smelting and Refining” below for further discussion.

Assuming an average gold price of $1,700 per ounce for the second half of 2022 and achievement of current sales volume and cost estimates, unit net cash costs (net of gold and silver credits) for PT-FI are expected to approximate $0.18 per pound of copper for the year 2022. PT-FI’s unit net cash costs for the year 2022 would change by approximately $0.07 per pound of copper for each $100 per ounce change in the average price of gold for the second half of 2022.

PT-FI’s projected sales volumes and unit net cash costs for the year 2022 are dependent on a number of factors, including operational performance and timing of shipments.

Molybdenum Mines
We operate two wholly owned molybdenum mines in Colorado – the Climax open-pit mine and the Henderson underground mine. The Climax and Henderson mines produce high-purity, chemical-grade molybdenum concentrate, which is typically further processed into value-added molybdenum chemical products. The majority of the molybdenum concentrate produced at the Climax and Henderson mines, as well as from our North America and South America copper mines, is processed at our conversion facilities.

Operating and Development Activities. Production from the Molybdenum mines totaled 8 million pounds of molybdenum in second-quarter 2022, 15 million pounds for the first six months of 2022, 7 million pounds in second-quarter 2021 and 14 million pounds for the first six months of 2021. Refer to “Consolidated Results” for our consolidated molybdenum operating data, which includes sales of molybdenum produced at our Molybdenum mines and from our North America and South America copper mines. Refer to “Outlook” for projected consolidated molybdenum sales volumes.

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

Average unit net cash costs for our Molybdenum mines of $10.62 per pound of molybdenum in second-quarter 2022 and $10.75 per pound for the first six months of 2022 were higher than average unit net cash costs of $8.14 per pound in second-quarter 2021 and $8.53 per pound for the first six months of 2021, primarily reflecting higher energy, outside service costs and other input costs, and increased development costs at the Henderson mine. Based on current sales volume and cost estimates, average unit net cash costs for the Molybdenum mines are expected to approximate $11.75 per pound of molybdenum for the year 2022.

Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

Smelting and Refining
We wholly own and operate the Miami smelter in Arizona, the El Paso refinery in Texas and Atlantic Copper, a smelter and refinery in Spain. Additionally, PT-FI has a 39.5 percent ownership interest in PT Smelting and expects its ownership to increase to a majority interest upon completion of the expansion of PT Smelting’s smelting capacity. Treatment charges for smelting and refining copper concentrate consist of a base rate per pound of copper and per ounce of gold and are generally fixed. Treatment charges represent a cost to our mining operations and income to Atlantic Copper and PT Smelting. Thus, higher treatment charges benefit our smelter operations and adversely affect our mining operations. Our North America copper mines are less significantly affected by changes in treatment charges because these operations are largely integrated with our Miami smelter and El Paso refinery.

Through this form of downstream integration, we are assured placement of a significant portion of our concentrate production.

Atlantic Copper smelts and refines copper concentrate and markets refined copper and precious metals in slimes. During the first six months of 2022, Atlantic Copper’s concentrate purchases included 37 percent from our copper mining operations and 63 percent from third parties.

Atlantic Copper’s major maintenance turnarounds typically occur approximately every eight years, with shorter-term maintenance turnarounds in the interim. In second-quarter 2022, Atlantic Copper substantially completed a 78-day major maintenance turnaround and incurred maintenance charges and idle facility costs totaling $40 million.

Our Miami smelter completed a major maintenance turnaround in second-quarter 2021 and incurred maintenance charges and idle facility costs totaling $19 million in second-quarter 2021 and $87 million for the first six months of 2021. Major maintenance turnarounds at the Miami smelter are anticipated to occur approximately every two or three years, with the next major maintenance turnaround scheduled for the first half of 2024.

PT-FI’s contract with PT Smelting provides for PT-FI to supply 100 percent of the copper concentrate requirements (subject to a minimum or maximum treatment charge rate) necessary for PT Smelting to produce 205,000 metric tons of copper annually on a priority basis. PT-FI may also sell copper concentrate to PT Smelting at market rates for quantities in excess of 205,000 metric tons of copper annually. In November 2021, PT-FI entered into a tolling agreement with PT Smelting that will be effective January 1, 2023, and will replace the current concentrate sales agreement, as amended. Under the tolling agreement, PT-FI will pay PT Smelting to smelt and refine its concentrate and will retain title to all products for sale to third parties.

We defer recognizing profits on sales from our mining operations to Atlantic Copper and on 39.5 percent of PT-FI’s sales to PT Smelting until final sales to third parties occur. Changes in these deferrals attributable to variability in intercompany volumes resulted in net (reductions) additions to operating income totaling $(7) million (less than $1 million to net income attributable to common stock) in second-quarter 2022, $(99) million ($(81) million to net income attributable to common stock) in second-quarter 2021, $40 million ($23 million to net income attributable to common stock) for the first six months of 2022 and $(185) million ($(145) million to net income attributable to common stock) for the first six months of 2021. Our net deferred profits on our inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income attributable to common stock totaled $157 million at June 30, 2022. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices will result in variability in our net deferred profits and quarterly earnings.

CAPITAL RESOURCES AND LIQUIDITY

Our consolidated operating cash flows vary with sales volumes; prices realized from copper, gold and molybdenum sales; production costs; income taxes; other working capital changes; and other factors. We generated operating cash flows totaling $3.3 billion during the first six months of 2022, reflecting solid operating and financial performance. We believe the actions we have taken in recent years to build a strong balance sheet, successfully expand low-cost operations and maintain flexible growth options while maintaining sufficient liquidity, will allow us to continue to execute our business plans in a prudent manner despite current economic uncertainty while preserving substantial future asset values. We are closely monitoring market conditions and will be prepared to adjust our operating plans if required. We will maintain a strong balance sheet and liquidity position as we focus on building long-term value in our business, executing our operating plans safely, responsibly and efficiently, and prudently managing costs and capital expenditures.

Based on current sales volume, cost and metal price estimates discussed in “Outlook,” our projected consolidated operating cash flows for the year 2022 of $4.5 billion are expected to exceed projected capital expenditures of $3.1 billion, which includes $1.9 billion for major mining projects but excludes $1.4 billion of projected capital expenditures for the Indonesia smelter projects that are being funded with PT-FI’s senior notes and its available revolving credit facility. We have cash on hand and the financial flexibility to fund these expenditures as well as our other cash requirements for the year, including noncontrolling interest distributions, income tax payments, debt repayments, common stock dividends (base and variable) and any share repurchases.

Our cash generating capability and financial condition at June 30, 2022, which includes $9.5 billion of consolidated cash and cash equivalents (including $2.4 billion from PT-FI’s senior notes), together with $3.5 billion of availability under our revolving credit facility, is expected to be adequate to meet our operating, investing and financing needs for the foreseeable future. In addition, PT-FI and Cerro Verde have $1.3 billion and $350 million, respectively, of availability under their revolving credit facilities.

Refer to “Outlook” for further discussion of projected operating cash flows and capital expenditures for the year 2022 and to “Debt” below.

Financial Policy. Our financial policy is aligned with our strategic objectives of maintaining a strong balance sheet and increasing cash returns to shareholders while advancing opportunities for future growth. The policy includes a base dividend and a performance-based payout framework, whereby up to 50 percent of available cash flows generated after planned capital spending and distributions to noncontrolling interest would be allocated to shareholder returns and the balance to debt reduction and investments in value enhancing growth projects, subject to us maintaining our net debt at a level not to exceed the net debt target of $3.0 billion to $4.0 billion (excluding project debt for additional smelting capacity in Indonesia). The Board will review the structure of the performance-based payout framework at least annually.

At June 30, 2022, our net debt, excluding net debt for the Indonesia smelter projects, totaled $1.0 billion. Refer to "Net Debt."

Cash
Following is a summary of the U.S. and international components of consolidated cash and cash equivalents available to the parent company, net of noncontrolling interests’ share, taxes and other costs at June 30, 2022 (in billions):

Cash at domestic companies	$5.1
Cash at international operations	4.4	[a]
Total consolidated cash and cash equivalents	9.5
Noncontrolling interests’ share	(1.1)
Cash, net of noncontrolling interests’ share	8.4
Withholding taxes	(0.3)
Net cash available	$8.1
a.Includes $2.4 billion from PT-FI's senior notes that is expected to be used to finance its smelter projects.

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

Debt
At June 30, 2022, we had consolidated debt of $11.1 billion, with a weighted-average interest rate of 5.0 percent. Nearly all of our outstanding debt is fixed rate. We had no borrowings outstanding and $8 million in letters of credit issued under our $3.5 billion revolving credit facility. Additionally, at June 30, 2022, no amounts were drawn under PT-FI’s $1.3 billion revolving credit facility or Cerro Verde’s $350 million revolving credit facility.

Refer to Note 5 for further discussion.

Operating Activities
We reported consolidated cash provided by operating activities of $3.3 billion (net of $0.7 billion of working capital and other uses) for the first six months of 2022 and $3.5 billion (including $0.2 billion of working capital and other sources) for the first six months of 2021. Lower operating cash flows for the first six months of 2022, compared with the first six months of 2021, primarily reflect an increase in income tax payments at our international operations, partly offset by higher copper and gold sales volumes and other working capital changes.

Investing Activities
Capital Expenditures. Capital expenditures, including capitalized interest, totaled $1.6 billion for the first six months of 2022, including approximately $0.8 billion for major mining projects primarily associated with underground development activities in the Grasberg minerals district and $0.3 billion for the Indonesia smelter projects. Capital expenditures for the Indonesia smelter projects are being funded by PT-FI's senior notes and its available revolving credit facility. Refer to “Outlook” for further discussion of projected capital expenditures for the year 2022.

Capital expenditures, including capitalized interest, totaled $0.8 billion for the first six months of 2021, including approximately $0.6 billion for major mining projects primarily associated with underground development activities in the Grasberg minerals district.

Proceeds from Sales of Assets. Proceeds from sales of assets totaled $96 million for the first six months of 2022 and $16 million for the first six months of 2021. In May 2022, we sold all of the shares we owned in Jervois Global Limited for proceeds of $60 million (refer to Note 1).

Acquisition of Minority Interest in PT Smelting. In April 2021, PT-FI acquired 14.5 percent of the outstanding common stock of PT Smelting for $33 million, increasing its ownership interest from 25 percent to 39.5 percent.

Loans to PT Smelting for Expansion. PT-FI made loans to PT Smelting totaling $34 million during the first six months of 2022 to fund PT Smelting’s expansion project.

Financing Activities
Debt Transactions. Net borrowings of debt totaled $1.7 billion for the first six months of 2022 and net payments of debt totaled $19 million for the first six months of 2021. Net borrowings for the first six months of 2022 primarily reflected borrowings under PT-FI’s $3.0 billion senior note offering that was completed in April 2022, partly offset by the repayment of borrowings under PT-FI’s term loan ($0.6 billion) and Cerro Verde’s term loan ($0.3 billion). In addition, during the second quarter and first six months of 2022, we completed open-market purchases of $582 million aggregate principal amount of FCX senior notes for a total cost of $558 million. From July 1, 2022, through August 5, 2022, we purchased an additional $291 million aggregate principal amount of our senior notes in open-market transactions, for a total redemption value of $273 million.

Refer to Note 5 for further discussion of our debt.

Cash Dividends and Distributions Paid. We paid cash dividends on our common stock totaling $438 million for the first six months of 2022 and $111 million for the first six months of 2021. The declaration and payment of dividends (base or variable) is at the discretion of the Board and will depend on our financial results, cash requirements, business prospects, global economic conditions and other factors deemed relevant by the Board. Refer to Note 5, Item 1A. “Risk Factors” contained in Part I of our 2021 Form 10-K, “Cautionary Statement” below and discussion of our financial policy above.

Cash dividends and distributions paid to noncontrolling interests at our international operations totaled $513 million for the first six months of 2022 and $93 million for the first six months of 2021. Based on the estimates discussed in “Outlook,” we currently expect cash dividends and distributions paid to noncontrolling interests to approximate $0.9 billion for the year 2022. Cash dividends and distributions to noncontrolling interests vary based on the operating results and cash requirements of our consolidated subsidiaries.

Treasury Stock Purchases. During the first six months of 2022, we acquired 29.4 million shares of our common stock under our share repurchase program for a total cost of $1.2 billion ($40.32 average cost per share). In July 2022, the Board authorized an increase in the share repurchase program from up to $3.0 billion to up to $5.0 billion. Through August 5, 2022, we acquired 47.9 million shares of our common stock for a total cost of $1.8 billion ($38.35 average cost per share) and $3.2 billion remains available under the share repurchase program. The timing and amount of share repurchases is at the discretion of management and will depend on a variety of factors. The share repurchase program may be modified, increased, suspended or terminated at any time at the Board’s discretion. Refer to Item 1A. “Risk Factors” contained in Part I of our 2021 Form 10-K, “Cautionary Statement” below and discussion of our financial policy above.

Contributions from Noncontrolling Interests. We received equity contributions totaling $94 million for the first six months of 2022 and $88 million for the first six months of 2021 from PT Inalum for their share of capital spending on underground mine development projects in the Grasberg minerals district.

Stock-based awards. Proceeds from exercised stock options totaled $106 million for the first six months of 2022 and $184 million for the first six months of 2021, and payments for related employee taxes totaled $55 million for the first six months of 2022 and $19 million for the first six months of 2021. See Note 10 in our 2021 Form 10-K for a discussion of stock-based awards.

CONTRACTUAL OBLIGATIONS

Refer to Note 5 for further discussion of PT-FI’s $3.0 billion aggregate principal amount of unsecured senior notes issued in April 2022, and the repayment of borrowings under PT-FI’s term loan and Cerro Verde’s term loan. There have been no other material changes in our contractual obligations since December 31, 2021. Refer to Note 13 and Part II, Items 7. and 7A. in our 2021 Form 10-K, for information regarding our contractual obligations.

CONTINGENCIES

Environmental Liabilities and AROs
Our current and historical operating activities are subject to stringent laws and regulations governing the protection of the environment. We perform a comprehensive annual review of our environmental liabilities and AROs and also review changes in facts and circumstances associated with these obligations at least quarterly.

Refer to Note 8 for further discussion of increases in our ARO at the Bagdad mine. There have been no other significant changes to our environmental liabilities and AROs since December 31, 2021. Updated cost assumptions, including increases and decreases to cost estimates, changes in the anticipated scope and timing of remediation activities, and settlement of environmental matters may result in additional revisions to certain of our environmental obligations. Refer to Note 12 in our 2021 Form 10-K, for further information regarding our environmental liabilities and AROs.

Litigation and Other Contingencies
There have been no material changes to our contingencies associated with legal proceedings, environmental and other matters since December 31, 2021. Refer to Note 12 and “Legal Proceedings” contained in Part I, Item 3. of our 2021 Form 10-K, as updated by Note 8, for further information regarding AROs, legal proceedings, environmental and other matters.

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

	June 30, 2022	December 31, 2021
Current portion of debt	$1,038	$372
Long-term debt, less current portion	10,054	9,078
Consolidated debt	11,092	9,450
Less: consolidated cash and cash equivalents	9,492	8,068
Net debt	$1,600	$1,382
Less: net debt for Indonesia smelter projects[a]	585	207
FCX net debt, excluding Indonesia smelter projects	$1,015	$1,175
a.Includes consolidated debt of $3.0 billion and consolidated cash and cash equivalents of $2.4 billion as of June 30, 2022, and consolidated debt of $0.4 billion and consolidated cash and cash equivalents of $0.2 billion as of December 31, 2021.

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

We show revenue adjustments for prior period open sales as a separate line item. Because these adjustments do not result from current period sales, these amounts have been reflected separately from revenues on current period sales. Noncash and other costs, net, which are removed from site production and delivery costs in the calculation of unit net cash costs (credits), consist of items such as stock-based compensation costs, long-lived asset impairments, idle facility costs, restructuring and/or unusual charges (credits). As discussed above, gold, molybdenum and other metal revenues at copper mines are reflected as credits against site production and delivery costs in the by-product method. The following schedules are presentations under both the by-product and co-product methods together with reconciliations to amounts reported in our consolidated financial statements.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended June 30, 2022
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,697	$1,697	$144	$30	$1,871
Site production and delivery, before net noncash and other costs shown below	975	897	95	21	1,013
By-product credits	(136)	—	—	—	—
Treatment charges	41	40	—	1	41
Net cash costs	880	937	95	22	1,054
DD&A	103	95	7	1	103
Metals inventory adjustments	7	6	1	—	7
Noncash and other costs, net	36	33	2	1	36
Total costs	1,026	1,071	105	24	1,200
Other revenue adjustments, primarily for pricing on prior period open sales	(37)	(37)	—	—	(37)
Gross profit	$634	$589	$39	$6	$634

Copper sales (millions of recoverable pounds)	389	389
Molybdenum sales (millions of recoverable pounds)[a]			8

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$4.36	$4.36	$18.75
Site production and delivery, before net noncash and other costs shown below	2.50	2.30	12.42
By-product credits	(0.35)	—	—
Treatment charges	0.11	0.11	—
Unit net cash costs	2.26	2.41	12.42
DD&A	0.27	0.24	0.81
Metals inventory adjustments	0.02	0.02	0.16
Noncash and other costs, net	0.09	0.08	0.32
Total unit costs	2.64	2.75	13.71
Other revenue adjustments, primarily for pricing on prior period open sales	(0.10)	(0.10)	—
Gross profit per pound	$1.62	$1.51	$5.04

Reconciliation to Amounts Reported

	Revenues	Production and Delivery	DD&A	Metals Inventory Adjustments
Totals presented above	$1,871	$1,013	$103	$7
Treatment charges	(5)	36	—	—
Noncash and other costs, net	—	36	—	—
Other revenue adjustments, primarily for pricing on prior period open sales	(37)	—	—	—
Eliminations and other	26	32	(1)	—
North America copper mines	1,855	1,117	102	7
Other mining[c]	5,332	3,614	389	11
Corporate, other & eliminations	(1,771)	(1,728)	16	—
As reported in our consolidated financial statements	$5,416	$3,003	$507	$18

a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold and silver product revenues and production costs.
c.Represents the combined total for our other segments as presented in Note 9.

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
c.Represents the combined total for our other segments as presented in Note 9.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Six Months Ended June 30, 2022
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$3,440	$3,440	$282	$57	$3,779
Site production and delivery, before net noncash and other costs shown below	1,883	1,735	179	39	1,953
By-product credits	(269)	—	—	—	—
Treatment charges	77	75	—	2	77
Net cash costs	1,691	1,810	179	41	2,030
DD&A	207	192	13	2	207
Metals inventory adjustments	7	6	1	—	7
Noncash and other costs, net	65	60	4	1	65
Total costs	1,970	2,068	197	44	2,309
Other revenue adjustments, primarily for pricing on prior period open sales	(7)	(7)	—	—	(7)
Gross profit	$1,463	$1,365	$85	$13	$1,463

Copper sales (millions of recoverable pounds)	770	770
Molybdenum sales (millions of recoverable pounds)[a]			15

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$4.46	$4.46	$18.36
Site production and delivery, before net noncash and other costs shown below	2.44	2.25	11.68
By-product credits	(0.35)	—	—
Treatment charges	0.10	0.10	—
Unit net cash costs	2.19	2.35	11.68
DD&A	0.27	0.25	0.85
Metals inventory adjustments	0.01	0.01	0.08
Noncash and other costs, net	0.09	0.07	0.23
Total unit costs	2.56	2.68	12.84
Other revenue adjustments, primarily for pricing on prior period open sales	(0.01)	(0.01)	—
Gross profit per pound	$1.89	$1.77	$5.52

Reconciliation to Amounts Reported
				Metals
		Production		Inventory
	Revenues	and Delivery	DD&A	Adjustments
Totals presented above	$3,779	$1,953	$207	$7
Treatment charges	(9)	68	—	—
Noncash and other costs, net	—	65	—	—
Other revenue adjustments, primarily for pricing on prior period open sales	(7)	—	—	—
Eliminations and other	43	49	—	—
North America copper mines	3,806	2,135	207	7
Other mining[c]	11,708	7,461	757	11
Corporate, other & eliminations	(3,495)	(3,443)	32	—
As reported in our consolidated financial statements	$12,019	$6,153	$996	$18

a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold and silver product revenues and production costs.
c.Represents the combined total for our other segments as presented in Note 9.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Six Months Ended June 30, 2021
(In millions)	By-Product	Co-Product Method
	Method	Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$2,919	$2,919	$185	$67	$3,171
Site production and delivery, before net noncash and other costs shown below	1,459	1,369	113	40	1,522
By-product credits	(189)	—	—	—	—
Treatment charges	63	60	—	3	63
Net cash costs	1,333	1,429	113	43	1,585
DD&A	181	169	8	4	181
Noncash and other costs, net	73	71	1	1	73
Total costs	1,587	1,669	122	48	1,839
Other revenue adjustments, primarily for pricing on prior period open sales	7	7	—	—	7
Gross profit	$1,339	$1,257	$63	$19	$1,339

Copper sales (millions of recoverable pounds)	697	697
Molybdenum sales (millions of recoverable pounds)[a]			17

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$4.19	$4.19	$11.12
Site production and delivery, before net noncash and other costs shown below	2.09	1.96	6.76
By-product credits	(0.27)	—	—
Treatment charges	0.09	0.09	—
Unit net cash costs	1.91	2.05	6.76
DD&A	0.26	0.24	0.51
Noncash and other costs, net	0.11	0.11	0.06
Total unit costs	2.28	2.40	7.33
Other revenue adjustments, primarily for pricing on prior period open sales	0.01	0.01	—
Gross profit per pound	$1.92	$1.80	$3.79

Reconciliation to Amounts Reported

		Production
	Revenues	and Delivery	DD&A
Totals presented above	$3,171	$1,522	$181
Treatment charges	(17)	46	—
Noncash and other costs, net	—	73	—
Other revenue adjustments, primarily for pricing on prior period open sales	7	—	—
Eliminations and other	31	33	—
North America copper mines	3,192	1,674	181
Other mining[c]	10,165	6,690	690
Corporate, other & eliminations	(2,759)	(2,511)	31
As reported in our consolidated financial statements	$10,598	$5,853	$902

a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold and silver product revenues and production costs.
c.Represents the combined total for our other segments as presented in Note 9.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended June 30, 2022
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other[a]	Total
Revenues, excluding adjustments	$1,102	$1,102	$116	$1,218
Site production and delivery, before net noncash and other costs shown below	712	658	69	727
By-product credits	(101)	—	—	—
Treatment charges	44	44	—	44
Royalty on metals	3	3	—	3
Net cash costs	658	705	69	774
DD&A	101	91	10	101
Metals inventory adjustments	11	10	1	11
Noncash and other costs, net	18	17	1	18
Total costs	788	823	81	904
Other revenue adjustments, primarily for pricing on prior period open sales	(154)	(154)	—	(154)
Gross profit	$160	$125	$35	$160

Copper sales (millions of recoverable pounds)	288	288

Gross profit per pound of copper:

Revenues, excluding adjustments	$3.83	$3.83
Site production and delivery, before net noncash and other costs shown below	2.48	2.29
By-product credits	(0.35)	—
Treatment charges	0.15	0.15
Royalty on metals	0.01	0.01
Unit net cash costs	2.29	2.45
DD&A	0.35	0.32
Metals inventory adjustments	0.04	0.03
Noncash and other costs, net	0.06	0.06
Total unit costs	2.74	2.86
Other revenue adjustments, primarily for pricing on prior period open sales	(0.53)	(0.53)
Gross profit per pound	$0.56	$0.44

Reconciliation to Amounts Reported				Metals
		Production		Inventory
	Revenues	and Delivery	DD&A	Adjustments
Totals presented above	$1,218	$727	$101	$11
Treatment charges	(44)	—	—	—
Royalty on metals	(3)	—	—	—
Noncash and other costs, net	—	18	—	—
Other revenue adjustments, primarily for pricing on prior period open sales	(154)	—	—	—
Eliminations and other	(1)	(3)	1	—
South America mining	1,016	742	102	11
Other mining[b]	6,171	3,989	389	7
Corporate, other & eliminations	(1,771)	(1,728)	16	—
As reported in our consolidated financial statements	$5,416	$3,003	$507	$18

a.Includes silver sales of 1.1 million ounces ($23.26 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.
b.Represents the combined total for our other segments as presented in Note 9.

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
b.Includes nonrecurring charges totaling $69 million ($0.30 per pound of copper) associated with labor related costs at Cerro Verde.
c.Represents the combined total for our other segments as presented in Note 9.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Six Months Ended June 30, 2022
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other[a]	Total
Revenues, excluding adjustments	$2,204	$2,204	$240	$2,444
Site production and delivery, before net noncash and other costs shown below	1,352	1,244	135	1,379
By-product credits	(213)	—	—	—
Treatment charges	84	84	—	84
Royalty on metals	6	5	1	6
Net cash costs	1,229	1,333	136	1,469
DD&A	198	179	19	198
Metals inventory adjustments	11	10	1	11
Noncash and other costs, net	35	33	2	35
Total costs	1,473	1,555	158	1,713
Other revenue adjustments, primarily for pricing on prior period open sales	35	35	—	35
Gross profit	$766	$684	$82	$766

Copper sales (millions of recoverable pounds)	552	552

Gross profit per pound of copper:

Revenues, excluding adjustments	$4.00	$4.00
Site production and delivery, before net noncash and other costs shown below	2.45	2.26
By-product credits	(0.38)	—
Treatment charges	0.15	0.15
Royalty on metals	0.01	0.01
Unit net cash costs	2.23	2.42
DD&A	0.36	0.32
Metals inventory adjustments	0.02	0.02
Noncash and other costs, net	0.06	0.06
Total unit costs	2.67	2.82
Other revenue adjustments, primarily for pricing on prior period open sales	0.06	0.06
Gross profit per pound	$1.39	$1.24

Reconciliation to Amounts Reported
				Metals
		Production		Inventory
	Revenues	and Delivery	DD&A	Adjustments
Totals presented above	$2,444	$1,379	$198	$11
Treatment charges	(84)	—	—	—
Royalty on metals	(6)	—	—	—
Noncash and other costs, net	—	35	—	—
Other revenue adjustments, primarily for pricing on prior period open sales	35	—	—	—
Eliminations and other	1	(2)	1	—
South America mining	2,390	1,412	199	11
Other mining[b]	13,124	8,184	765	7
Corporate, other & eliminations	(3,495)	(3,443)	32	—
As reported in our consolidated financial statements	$12,019	$6,153	$996	$18

a.Includes silver sales of 2.1 million ounces ($23.31 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.
b.Represents the combined total for our other segments as presented in Note 9.

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
b.Includes nonrecurring charges totaling $69 million ($0.14 per pound of copper) associated with labor related costs at Cerro Verde.
c.Represents the combined total for our other segments as presented in Note 9.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash (Credits) Costs

Three Months Ended June 30, 2022
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$1,582	$1,582	$865	$32	$2,479
Site production and delivery, before net noncash and other costs shown below	587	374	205	8	587
Gold and silver credits	(888)	—	—	—	—
Treatment charges	98	63	34	1	98
Export duties	85	54	30	1	85
Royalty on metals	108	72	35	1	108
Net cash (credits) costs	(10)	563	304	11	878
DD&A	262	167	91	4	262
Noncash and other costs, net	3	2	1	—	3
Total costs	255	732	396	15	1,143
Other revenue adjustments, primarily for pricing on prior period open sales	(201)	(201)	(8)	(1)	(210)
PT Smelting intercompany profit	26	17	9	—	26
Gross profit	$1,152	$666	$470	$16	$1,152

Copper sales (millions of recoverable pounds)	410	410
Gold sales (thousands of recoverable ounces)			474

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$3.86	$3.86	$1,827
Site production and delivery, before net noncash and other costs shown below	1.43	0.91	433
Gold and silver credits	(2.17)	—	—
Treatment charges	0.24	0.15	72
Export duties	0.21	0.13	63
Royalty on metals	0.27	0.18	74
Unit net cash (credits) costs	(0.02)	1.37	642
DD&A	0.63	0.41	193
Noncash and other costs, net	0.01	0.01	2
Total unit costs	0.62	1.79	837
Other revenue adjustments, primarily for pricing on prior period open sales	(0.49)	(0.49)	(17)
PT Smelting intercompany profit	0.06	0.04	19
Gross profit per pound/ounce	$2.81	$1.62	$992

Reconciliation to Amounts Reported
		Production
	Revenues	and Delivery	DD&A
Totals presented above	$2,479	$587	$262
Treatment charges	(98)	—	—
Export duties	(85)	—	—
Royalty on metals	(108)	—	—
Noncash and other costs, net	—	3	—
Other revenue adjustments, primarily for pricing on prior period open sales	(210)	—	—
PT Smelting intercompany profit	—	(26)	—
Indonesia mining	1,978	564	262
Other mining[b]	5,209	4,167	229
Corporate, other & eliminations	(1,771)	(1,728)	16
As reported in our consolidated financial statements	$5,416	$3,003	$507

a.Includes silver sales of 1.6 million ounces ($20.71 per ounce average realized price).
b.Represents the combined total for our other segments as presented in Note 9.

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
b.Represents the combined total for our other segments as presented in Note 9.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash (Credits) Costs

Six Months Ended June 30, 2022
(In millions)	By-Product		Co-Product Method
	Method		Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$3,184		$3,184	$1,638	$69	$4,891
Site production and delivery, before net noncash and other costs shown below	1,121		730	375	16	1,121
Gold and silver credits	(1,710)		—	—	—	—
Treatment charges	191		124	64	3	191
Export duties	164		107	55	2	164
Royalty on metals	201		135	64	2	201
Net cash (credits) costs	(33)		1,096	558	23	1,677
DD&A	510		332	171	7	510
Noncash and other costs, net	30	[b]	20	10	—	30
Total costs	507		1,448	739	30	2,217
Other revenue adjustments, primarily for pricing on prior period open sales	32		32	3	—	35
PT Smelting intercompany loss	(27)		(17)	(9)	(1)	(27)
Gross profit	$2,682		$1,751	$893	$38	$2,682

Copper sales (millions of recoverable pounds)	789		789
Gold sales (thousands of recoverable ounces)				880

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$4.04		$4.04	$1,861
Site production and delivery, before net noncash and other costs shown below	1.42		0.92	426
Gold and silver credits	(2.17)		—	—
Treatment charges	0.24		0.16	73
Export duties	0.21		0.14	63
Royalty on metals	0.26		0.17	72
Unit net cash (credits) costs	(0.04)		1.39	634
DD&A	0.64		0.42	194
Noncash and other costs, net	0.04	[b]	0.03	11
Total unit costs	0.64		1.84	839
Other revenue adjustments, primarily for pricing on prior period open sales	0.04		0.04	3
PT Smelting intercompany loss	(0.03)		(0.02)	(10)
Gross profit per pound/ounce	$3.41		$2.22	$1,015

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$4,891		$1,121	$510
Treatment charges	(191)		—	—
Export duties	(164)		—	—
Royalty on metals	(201)		—	—
Noncash and other costs, net	12		42	—
Other revenue adjustments, primarily for pricing on prior period open sales	35		—	—
PT Smelting intercompany loss	—		27	—
Indonesia mining	4,382		1,190	510
Other mining[c]	11,132		8,406	454
Corporate, other & eliminations	(3,495)		(3,443)	32
As reported in our consolidated financial statements	$12,019		$6,153	$996

a.Includes silver sales of 3.1 million ounces ($22.18 per ounce average realized price).
b.Includes credits of $30 million ($0.04 per pound of copper) associated with adjustments to prior year treatment and refining charges and a charge of $41 million ($0.05 per pound of copper) associated with a settlement of an administrative fine levied by the Indonesia government. Also includes a charge of $18 million ($0.02 per pound of copper) to reserve for exposure associated with export duties in prior periods.
c.Represents the combined total for our other segments as presented in Note 9.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Six Months Ended June 30, 2021
(In millions)	By-Product		Co-Product Method
	Method		Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$2,435		$2,435	$995	$68	$3,498
Site production and delivery, before net noncash and other costs shown below	859		598	244	17	859
Gold and silver credits	(1,059)		—	—	—	—
Treatment charges	140		97	40	3	140
Export duties	73		51	21	1	73
Royalty on metals	140		100	38	2	140
Net cash costs	153		846	343	23	1,212
DD&A	446		310	127	9	446
Noncash and other costs, net	3	[b]	2	1	—	3
Total costs	602		1,158	471	32	1,661
Other revenue adjustments, primarily for pricing on prior period open sales	72		72	(4)	—	68
PT Smelting intercompany loss	(90)		(63)	(25)	(2)	(90)
Gross profit	$1,815		$1,286	$495	$34	$1,815

Copper sales (millions of recoverable pounds)	568		568
Gold sales (thousands of recoverable ounces)				558

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$4.29		$4.29	$1,785
Site production and delivery, before net noncash and other credits shown below	1.51		1.05	439
Gold and silver credits	(1.86)		—	—
Treatment charges	0.24		0.17	71
Export duties	0.13		0.09	37
Royalty on metals	0.25		0.18	68
Unit net cash costs	0.27		1.49	615
DD&A	0.78		0.55	228
Noncash and other costs, net	0.01	[b]	—	1
Total unit costs	1.06		2.04	844
Other revenue adjustments, primarily for pricing on prior period open sales	0.12		0.12	(8)
PT Smelting intercompany loss	(0.16)		(0.11)	(46)
Gross profit per pound/ounce	$3.19		$2.26	$887

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$3,498		$859	$446
Treatment charges	(140)		—	—
Export duties	(73)		—	—
Royalty on metals	(140)		—	—
Noncash and other costs, net	31		34	—
Other revenue adjustments, primarily for pricing on prior period open sales	68		—	—
PT Smelting intercompany loss	—		90	—
Indonesia mining	3,244		983	446
Other mining[c]	10,113		7,381	425
Corporate, other & eliminations	(2,759)		(2,511)	31
As reported in our consolidated financial statements	$10,598		$5,853	$902

a.Includes silver sales of 2.6 million ounces ($26.05 per ounce average realized price).
b.Includes credits of $31 million ($0.05 per pound of copper) associated with adjustments to prior year treatment and refining charges and a charge of $16 million ($0.03 per pound of copper) associated with a potential settlement of an administrative fine levied by the Indonesia government.
c.Represents the combined total for our other segments as presented in Note 9.

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Three Months Ended June 30,
(In millions)	2022	2021

Revenues, excluding adjustments[a]	$151	$95
Site production and delivery, before net noncash and other costs shown below	78	54
Treatment charges and other	7	6
Net cash costs	85	60
DD&A	18	17
Noncash and other costs, net	2	2
Total costs	105	79
Gross profit	$46	$16

Molybdenum sales (millions of recoverable pounds)[a]	8	7

Gross profit per pound of molybdenum:

Revenues, excluding adjustments[a]	$18.87	$12.77
Site production and delivery, before net noncash and other costs shown below	9.77	7.29
Treatment charges and other	0.85	0.85
Unit net cash costs	10.62	8.14
DD&A	2.27	2.29
Noncash and other costs, net	0.30	0.30
Total unit costs	13.19	10.73
Gross profit per pound	$5.68	$2.04

Reconciliation to Amounts Reported
		Production
Three Months Ended June 30, 2022	Revenues	and Delivery	DD&A
Totals presented above	$151	$78	$18
Treatment charges and other	(7)	—	—
Noncash and other costs, net	—	2	—
Molybdenum mines	144	80	18
Other mining[b]	7,043	4,651	473
Corporate, other & eliminations	(1,771)	(1,728)	16
As reported in our consolidated financial statements	$5,416	$3,003	$507

Three Months Ended June 30, 2021
Totals presented above	$95	$54	$17
Treatment charges and other	(6)	—	—
Noncash and other costs, net	—	2	—
Molybdenum mines	89	56	17
Other mining[b]	7,285	4,519	451
Corporate, other & eliminations	(1,626)	(1,508)	15
As reported in our consolidated financial statements	$5,748	$3,067	$483

a.Reflects sales of the Molybdenum mines’ production to our molybdenum sales company at market-based pricing. On a consolidated basis, realizations are based on the actual contract terms for sales to third parties; as a result, our consolidated average realized price per pound of molybdenum will differ from the amounts reported in this table.
b.Represents the combined total for our other segments as presented in Note 9. Also includes amounts associated with our molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America and South America copper mines.

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Six Months Ended June 30,
(In millions)	2022	2021

Revenues, excluding adjustments[a]	$285	$171
Site production and delivery, before net noncash and other costs shown below	150	108
Treatment charges and other	13	12
Net cash costs	163	120
DD&A	34	32
Metals inventory adjustments	—	1
Noncash and other costs, net	5	5
Total costs	202	158
Gross profit	$83	$13

Molybdenum sales (millions of recoverable pounds)[a]	15	14

Gross profit per pound of molybdenum:

Revenues, excluding adjustments[a]	$18.81	$12.12
Site production and delivery, before net noncash and other costs shown below	9.90	7.68
Treatment charges and other	0.85	0.85
Unit net cash costs	10.75	8.53
DD&A	2.27	2.27
Metals inventory adjustments	—	0.06
Noncash and other costs, net	0.34	0.36
Total unit costs	13.36	11.22
Gross profit per pound	$5.45	$0.90

Reconciliation to Amounts Reported
				Metals
		Production		Inventory
Six Months Ended June 30, 2022	Revenues	and Delivery	DD&A	Adjustments
Totals presented above	$285	$150	$34	$—
Treatment charges and other	(13)	—	—	—
Noncash and other costs, net	—	5	—	—
Molybdenum mines	272	155	34	—
Other mining[b]	15,242	9,441	930	18
Corporate, other & eliminations	(3,495)	(3,443)	32	—
As reported in our consolidated financial statements	$12,019	$6,153	$996	$18

Six Months Ended June 30, 2021
Totals presented above	$171	$108	$32	$1
Treatment charges and other	(12)	—	—	—
Noncash and other costs, net	—	5	—	—
Molybdenum mines	159	113	32	1
Other mining[b]	13,198	8,251	839	—
Corporate, other & eliminations	(2,759)	(2,511)	31	—
As reported in our consolidated financial statements	$10,598	$5,853	$902	$1

a.Reflects sales of the Molybdenum mines’ production to our molybdenum sales company at market-based pricing. On a consolidated basis, realizations are based on the actual contract terms for sales to third parties; as a result, our consolidated average realized price per pound of molybdenum will differ from the amounts reported in this table.
b.Represents the combined total for our other segments as presented in Note 9. Also includes amounts associated with our molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America and South America copper mines.

CAUTIONARY STATEMENT
Our discussion and analysis contains forward-looking statements in which we discuss our potential future performance. Forward-looking statements are all statements other than statements of historical facts, such as plans, projections, or expectations relating to business outlook, strategy, goals or targets; global market conditions; ore grades and milling rates; production and sales volumes; unit net cash costs; capital expenditures; operating costs; operating plans; cash flows; liquidity; PT-FI’s financing, construction and completion of additional domestic smelting capacity in Indonesia in accordance with the terms of the special mining license (IUPK); our commitments to deliver responsibly produced copper, including plans to implement and validate all of our operating sites under the Copper Mark and to comply with other disclosure frameworks; execution of our energy and climate strategies and the underlying assumptions and estimated impacts on our business related thereto; achievement of climate commitments and net zero aspiration; improvements in operating procedures and technology innovations; exploration efforts and results; development and production activities, rates and costs; future organic growth opportunities; tax rates; export quotas and duties; the impact of copper, gold and molybdenum price changes; the impact of deferred intercompany profits on earnings; mineral reserve and mineral resource estimates; final resolution of settlements associated with ongoing legal proceedings; debt repurchases and the ongoing implementation of our financial policy and future returns to shareholders, including dividend payments (base or variable) and share repurchases. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” "targets," “intends,” “likely,” “will,” “should,” “could,” “to be,” ”potential," “assumptions,” “guidance,” “aspirations,” “future” and any similar expressions are intended to identify those assertions as forward-looking statements. The declaration and payment of dividends (base or variable) and timing and amount of any share repurchases is at the discretion of the Board and management, respectively, and is subject to a number of factors, including maintaining our net debt target, capital availability, our financial results, cash requirements, business prospects, global economic conditions, changes in laws, contractual restrictions and other factors deemed relevant by the Board or management, as applicable. The share repurchase program may be modified, increased, suspended or terminated at any time at the Board’s discretion.

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, supply of and demand for, and prices of the commodities we produce, primarily copper; changes in our cash requirements, financial position, financing or investment plans; changes in general market, economic, tax, regulatory or industry conditions, including as a result of Russia’s invasion of Ukraine or potential global economic downturn or recession; reductions in liquidity and access to capital; the ongoing COVID-19 pandemic and any future public health crisis; political and social risks; operational risks inherent in mining, with higher inherent risks in underground mining; fluctuations in price and availability of commodities purchased; constraints on supply, logistics and transportation services; mine sequencing; changes in mine plans or operational modifications, delays, deferrals or cancellations; production rates; timing of shipments; results of technical, economic or feasibility studies; potential inventory adjustments; potential impairment of long-lived mining assets; the potential effects of violence in Indonesia generally and in the province of Papua; the Indonesia government's extension of PT-FI's export license after March 19, 2023; satisfaction of requirements in accordance with PT-FI's IUPK to extend mining rights from 2031 through 2041; the Indonesia government's approval of a deferred schedule for completion of additional domestic smelting capacity in Indonesia; cybersecurity incidents; labor relations, including labor-related work stoppages and costs; the results of the human health assessment to evaluate the potential impacts of tailings and mining waste, and compliance with applicable environmental, health and safety laws and regulations; weather- and climate-related risks; environmental risks and litigation results; our ability to comply with our responsible production commitments under specific frameworks and any changes to such frameworks and other factors described in more detail under the heading “Risk Factors” contained in Part I, Item 1A. of our 2021 Form 10-K.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risks during the six-month period ended June 30, 2022.

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

Item 4.Controls and Procedures.

(a)Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective as of June 30, 2022.

(b)Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to legal proceedings previously disclosed in Part I, Item 3. “Legal Proceedings” and Note 12 of our 2021 Form 10-K. Refer to Note 8 for an update to our asbestos and talc claims.

Item 1A. Risk Factors.

There have been no material changes to our risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our 2021 Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended June 30, 2022.

The following table sets forth information with respect to shares of FCX common stock purchased by us during the three months ended June 30, 2022, and the approximate dollar value of shares that may yet be purchased pursuant to our share repurchase program:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[a]	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs[a]
April 1-30, 2022	2,668,891	$46.85	2,668,891	$1,846,078,689
May 1-31, 2022	5,581,338	$37.64	5,581,338	$1,636,023,901
June 1-30, 2022	8,863,479	$34.91	8,863,479	$1,326,563,372
Total	17,113,708	$37.66	17,113,708
a.On November 1, 2021, our Board approved a share repurchase program authorizing repurchases of up to $3.0 billion of our common stock. On July 19, 2022, our Board authorized an increase in the share repurchase program from up to $3.0 billion to up to $5.0 billion. The share repurchase program does not obligate us to acquire any specific amount of shares and does not have an expiration date.

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

Freeport-McMoRan Inc.

By:	/s/ Ellie L. Mikes
Ellie L. Mikes
Vice President and Chief Accounting Officer
(authorized signatory
and Principal Accounting Officer)

Date:  August 5, 2022
S-1