Form 10-Q
period 2022-09-30
FREEPORT-MCMORAN INC
filed 2022-11-04
CIK 831259

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
On October 31, 2022, there were issued and outstanding 1,429,327,191 shares of the registrant’s common stock, par value $0.10 per share.

Freeport-McMoRan Inc.

Part I.FINANCIAL INFORMATION

Item 1.Financial Statements.

Freeport-McMoRan Inc.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2022	December 31, 2021
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$8,578	$8,068
Trade accounts receivable	844	1,168
Income and other tax receivables	485	574
Inventories:
Materials and supplies, net	1,873	1,669
Mill and leach stockpiles	1,369	1,170
Product	1,577	1,658
Other current assets	647	523
Total current assets	15,373	14,830
Property, plant, equipment and mine development costs, net	31,814	30,345
Long-term mill and leach stockpiles	1,194	1,387
Other assets	1,546	1,460
Total assets	$49,927	$48,022

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,947	$3,495
Current portion of debt	1,032	372
Accrued income taxes	439	1,541
Current portion of environmental and asset retirement obligations	365	264
Dividends payable	216	220
Total current liabilities	5,999	5,892
Long-term debt, less current portion	9,658	9,078
Deferred income taxes	4,316	4,234
Environmental and asset retirement obligations, less current portion	4,223	4,116
Other liabilities	1,550	1,683
Total liabilities	25,746	25,003

Equity:
Stockholders’ equity:
Common stock	161	160
Capital in excess of par value	25,483	25,875
Accumulated deficit	(4,604)	(7,375)
Accumulated other comprehensive loss	(385)	(388)
Common stock held in treasury	(5,701)	(4,292)
Total stockholders’ equity	14,954	13,980
Noncontrolling interests	9,227	9,039
Total equity	24,181	23,019
Total liabilities and equity	$49,927	$48,022

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In millions, except per share amounts)
Revenues	$5,003	$6,083	$17,022	$16,681
Cost of sales:
Production and delivery	3,366	3,009	9,519	8,862
Depreciation, depletion and amortization	508	528	1,504	1,430
Metals inventory adjustments	25	14	43	15
Total cost of sales	3,899	3,551	11,066	10,307
Selling, general and administrative expenses	98	102	313	289
Mining exploration and research expenses	38	15	87	36
Environmental obligations and shutdown costs	6	13	51	51
Net gain on sales of assets	—	(60)	(2)	(63)
Total costs and expenses	4,041	3,621	11,515	10,620
Operating income	962	2,462	5,507	6,061
Interest expense, net	(140)	(138)	(423)	(431)
Net gain on early extinguishment of debt	20	—	28	—
Other income, net	25	36	67	56
Income before income taxes and equity in affiliated companies’ net earnings (losses)	867	2,360	5,179	5,686
Provision for income taxes	(315)	(628)	(1,710)	(1,674)
Equity in affiliated companies’ net earnings (losses)	8	(9)	33	(5)
Net income	560	1,723	3,502	4,007
Net income attributable to noncontrolling interests	(156)	(324)	(731)	(807)
Net income attributable to common stockholders	$404	$1,399	$2,771	$3,200

Net income per share attributable to common stockholders:
Basic	$0.28	$0.95	$1.91	$2.18
Diluted	$0.28	$0.94	$1.90	$2.16

Weighted-average shares of common stock outstanding:
Basic	1,431	1,469	1,444	1,466
Diluted	1,439	1,484	1,455	1,481

Dividends declared per share of common stock	$0.15	$0.075	$0.45	$0.225

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In millions)
Net income	$560	$1,723	$3,502	$4,007

Other comprehensive income, net of taxes:
Defined benefit plans:
Actuarial losses arising during the period	—	—	—	(1)
Prior service costs arising during the period	—	—	(1)	—
Amortization of unrecognized amounts included in net periodic benefit costs	1	4	5	12
Foreign exchange losses	—	—	(1)	(1)
Other comprehensive income	1	4	3	10

Total comprehensive income	561	1,727	3,505	4,017
Total comprehensive income attributable to noncontrolling interests	(156)	(324)	(731)	(806)
Total comprehensive income attributable to common stockholders	$405	$1,403	$2,774	$3,211

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
	(In millions)
Cash flow from operating activities:
Net income	$3,502	$4,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,504	1,430
Metals inventory adjustments	43	15
Net gain on sales of assets	(2)	(63)
Stock-based compensation	75	79
Net charges for environmental and asset retirement obligations, including accretion	180	131
Payments for environmental and asset retirement obligations	(197)	(184)
Net charges for defined pension and postretirement plans	28	3
Pension plan contributions	(52)	(75)
Net gain on early extinguishment of debt	(28)	—
Deferred income taxes	83	96
Payments for Cerro Verde royalty dispute	—	(421)
Other, net	(86)	50
Changes in working capital and other:
Accounts receivable	456	(218)
Inventories	(184)	(310)
Other current assets	(71)	(77)
Accounts payable and accrued liabilities	84	123
Accrued income taxes and timing of other tax payments	(1,265)	849
Net cash provided by operating activities	4,070	5,435

Cash flow from investing activities:
Capital expenditures:
North America copper mines	(430)	(211)
South America	(203)	(94)
Indonesia mining	(1,148)	(904)
Indonesia smelter projects	(517)	(79)
Molybdenum mines	(16)	(4)
Other	(108)	(52)
Proceeds from sale of Freeport Cobalt	—	150
Proceeds from sales of assets	102	21
Loans to PT Smelting for expansion	(51)	—
Acquisition of minority interest in PT Smelting	—	(33)
Other, net	(10)	(25)
Net cash used in investing activities	(2,381)	(1,231)

Cash flow from financing activities:
Proceeds from debt	5,366	633
Repayments of debt	(4,073)	(672)
Cash dividends and distributions paid:
Common stock	(652)	(220)
Noncontrolling interests	(625)	(187)
Treasury stock purchases	(1,347)	—
Contributions from noncontrolling interests	142	135
Proceeds from exercised stock options	106	189
Payments for withholding of employee taxes related to stock-based awards	(55)	(19)
Debt financing costs and other, net	(41)	(47)
Net cash used in financing activities	(1,179)	(188)

Net increase in cash, cash equivalents and restricted cash and cash equivalents	510	4,016
Cash, cash equivalents and restricted cash and cash equivalents at beginning of year	8,314	3,903
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$8,824	$7,919
The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
THREE MONTHS ENDED SEPTEMBER 30

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at June 30, 2022	1,612	$161	$25,661	$(5,008)	$(386)	177	$(5,539)	$14,889	$9,158	$24,047
Stock-based compensation, including the tender of shares	—	—	12	—	—	—	—	12	—	12
Treasury stock purchases	—	—	—	—	—	6	(162)	(162)	—	(162)
Dividends	—	—	(213)	—	—	—	—	(213)	(112)	(325)
Contributions from noncontrolling interests	—	—	23	—	—	—	—	23	25	48
Net income attributable to common stockholders	—	—	—	404	—	—	—	404	—	404
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	156	156
Other comprehensive income	—	—	—	—	1	—	—	1	—	1
Balance at September 30, 2022	1,612	$161	$25,483	$(4,604)	$(385)	183	$(5,701)	$14,954	$9,227	$24,181

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at June 30, 2021	1,601	$160	$26,084	$(9,880)	$(576)	133	$(3,777)	$12,011	$8,924	$20,935
Exercised and issued stock-based awards	—	—	6	—	—	—	—	6	—	6
Stock-based compensation, including the tender of shares	—	—	21	—	—	—	—	21	—	21
Dividends	—	—	(111)	—	—	—	—	(111)	(94)	(205)
Contributions from noncontrolling interests	—	—	23	—	—	—	—	23	24	47
Net income attributable to common stockholders	—	—	—	1,399	—	—	—	1,399	—	1,399
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	324	324
Other comprehensive income	—	—	—	—	4	—	—	4	—	4
Balance at September 30, 2021	1,601	$160	$26,023	$(8,481)	$(572)	133	$(3,777)	$13,353	$9,178	$22,531

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited) (continued)
NINE MONTHS ENDED SEPTEMBER 30

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at December 31, 2021	1,603	$160	$25,875	$(7,375)	$(388)	146	$(4,292)	$13,980	$9,039	$23,019
Exercised and issued stock-based awards	9	1	112	—	—	—	—	113	—	113
Stock-based compensation, including the tender of shares	—	—	75	—	—	2	(62)	13	(11)	2
Treasury stock purchases	—	—	—	—	—	35	(1,347)	(1,347)	—	(1,347)
Dividends	—	—	(648)	—	—	—	—	(648)	(605)	(1,253)
Contributions from noncontrolling interests	—	—	69	—	—	—	—	69	73	142
Net income attributable to common stockholders	—	—	—	2,771	—	—	—	2,771	—	2,771
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	731	731
Other comprehensive income	—	—	—	—	3	—	—	3	—	3
Balance at September 30, 2022	1,612	$161	$25,483	$(4,604)	$(385)	183	$(5,701)	$14,954	$9,227	$24,181

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at December 31, 2020	1,590	$159	$26,037	$(11,681)	$(583)	132	$(3,758)	$10,174	$8,494	$18,668
Exercised and issued stock-based awards	11	1	189	—	—	—	—	190	—	190
Stock-based compensation, including the tender of shares	—	—	64	—	—	1	(19)	45	(4)	41
Dividends	—	—	(333)	—	—	—	—	(333)	(187)	(520)
Contributions from noncontrolling interests	—	—	66	—	—	—	—	66	69	135
Net income attributable to common stockholders	—	—	—	3,200	—	—	—	3,200	—	3,200
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	807	807
Other comprehensive income (loss)	—	—	—	—	11	—	—	11	(1)	10
Balance at September 30, 2021	1,601	$160	$26,023	$(8,481)	$(572)	133	$(3,777)	$13,353	$9,178	$22,531

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. GENERAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles in the United States (U.S.). Therefore, this information should be read in conjunction with Freeport-McMoRan Inc.’s (FCX) consolidated financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2021 (2021 Form 10-K). The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the nine-month period ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Sale of Investments. In second-quarter 2022, Koboltti Chemicals Holdings Limited (KCHL), a 56-percent-owned subsidiary of FCX, sold all of the shares it owned in Jervois Global Limited for proceeds of $60 million. The shares were received in connection with the 2021 sale of KCHL's remaining cobalt business.

Subsequent Events. FCX evaluated events after September 30, 2022, and through the date the consolidated financial statements were issued, and determined any events and transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these consolidated financial statements.

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

Reconciliations of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted net income per share follow (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$560	$1,723	$3,502	$4,007
Net income attributable to noncontrolling interests	(156)	(324)	(731)	(807)
Undistributed dividends and earnings allocated to participating securities	(5)	(4)	(6)	(6)
Net income attributable to common stockholders	$399	$1,395	$2,765	$3,194

Basic weighted-average shares of common stock outstanding	1,431	1,469	1,444	1,466
Add shares issuable upon exercise or vesting of dilutive stock options and restricted stock units (RSUs)	8	15	11	15
Diluted weighted-average shares of common stock outstanding	1,439	1,484	1,455	1,481

Basic net income per share attributable to common stockholders	$0.28	$0.95	$1.91	$2.18
Diluted net income per share attributable to common stockholders	$0.28	$0.94	$1.90	$2.16

Outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of diluted net income per share of common stock. Excluded shares of common stock totaled 3 million shares in third-quarter 2022, 4 million shares in third-quarter 2021, 1 million shares for the first nine months of 2022 and 6 million shares for the first nine months of 2021.

NOTE 3. INVENTORIES, INCLUDING LONG-TERM MILL AND LEACH STOCKPILES

The components of inventories follow (in millions):

	September 30, 2022	December 31, 2021
Current inventories:
Total materials and supplies, net[a]	$1,873	$1,669

Mill stockpiles	$202	$193
Leach stockpiles	1,167	977
Total current mill and leach stockpiles	$1,369	$1,170

Raw materials (primarily concentrate)	$353	$536
Work-in-process	204	195
Finished goods	1,020	927
Total product	$1,577	$1,658

Long-term inventories:
Mill stockpiles	$203	$226
Leach stockpiles	991	1,161
Total long-term mill and leach stockpiles[b]	$1,194	$1,387
a.Materials and supplies inventory was net of obsolescence reserves totaling $41 million at September 30, 2022, and $36 million at December 31, 2021.
b.Estimated metals in stockpiles not expected to be recovered within the next 12 months.

FCX recorded metals inventory adjustments totaling $25 million in third-quarter 2022, primarily associated with net realizable value (NRV) adjustments related to lower market prices for copper and higher costs associated with revised estimated recoverable copper at El Abra discussed below. Metal inventory adjustments totaled $43 million for the first nine months of 2022, including $33 million associated with NRV adjustments related to lower market prices for copper and $10 million for stockpile write-offs at Cerro Verde. FCX recorded charges for metals inventory adjustments totaling $15 million for the first nine months of 2021, primarily related to a leach stockpile adjustment. Refer to Note 9 for metals inventory adjustments by business segment.

El Abra Stockpile Adjustment. As discussed in FCX’s 2021 Form 10-K, processes and recovery rates for mill and leach stockpiles are monitored regularly, and recovery rate estimates are adjusted periodically as additional information becomes available and as related technology changes. Adjustments to recovery rates will typically result in a future impact to the value of the material removed from the stockpiles at a revised weighted-average cost per pound of recoverable copper.

In second-quarter 2022, FCX’s El Abra mine revised its estimated recovery rate assumptions for specific ore types expected to be processed from its existing leach stockpile. The revised estimates resulted in a 135 million pound reduction in future estimated recoverable copper from this leach stockpile, which is being phased out. This revision had an unfavorable impact on El Abra’s costs but did not have a significant impact on FCX’s consolidated site production and delivery costs for the 2022 periods.

NOTE 4. INCOME TAXES

Geographic sources of FCX’s provision for income taxes follow (in millions):

	Nine Months Ended
	September 30,
	2022		2021
U.S. operations	$(5)		$(7)
International operations	(1,705)	[a]	(1,667)	[b]
Total	$(1,710)		$(1,674)
a.Includes a tax credit of $31 million ($16 million net of noncontrolling interest), primarily associated with completion of Cerro Verde’s 2016 tax audit.

b.Includes net tax benefits totaling $83 million ($66 million net of noncontrolling interest), consisting of $69 million associated with the release of a portion of the valuation allowances recorded against PT Rio Tinto Indonesia (PT RTI) net operating losses (NOLs) and $24 million primarily associated with the reversal of a tax reserve related to the treatment of prior year contractor support costs, partly offset by a tax charge of $10 million associated with the audit of PT Freeport Indonesia’s (PT-FI) 2019 tax returns.
FCX’s consolidated effective income tax rate was 33 percent for the first nine months of 2022 and 29 percent for the first nine months of 2021. Variations in the relative proportions of jurisdictional income result in fluctuations to FCX’s consolidated effective income tax rate. Because of its U.S. tax position, FCX does not record a financial statement impact for income or losses generated in the U.S.
On August 16, 2022, the U.S. Inflation Reduction Act of 2022 (the Inflation Reduction Act) was signed into law, which includes, among other provisions, (i) a new corporate alternative minimum tax of 15 percent on the adjusted financial statement income (AFSI) of corporations with average AFSI exceeding $1.0 billion over a three-year period, and (ii) a new excise tax of 1 percent on the fair market value of net corporate stock repurchases. The provisions of the Inflation Reduction Act are effective for tax years beginning after December 31, 2022. FCX continues to analyze the impacts of the Inflation Reduction Act on its future results of operations.
NOTE 5. DEBT AND EQUITY

The components of debt follow (in millions):

	September 30, 2022	December 31, 2021
Senior notes and debentures:
Issued by FCX	$7,301	$8,268
Issued by PT-FI	2,976	—
Issued by Freeport Minerals Corporation	355	355
PT-FI Term Loan	—	432
Cerro Verde Term Loan	—	325
Other	58	70
Total debt	10,690	9,450
Less current portion of debt	(1,032)	(372)
Long-term debt	$9,658	$9,078

Credit Facilities
FCX. At September 30, 2022, FCX had no borrowings outstanding and $8 million in letters of credit issued under its unsecured revolving credit facility and was in compliance with its revolving credit facility covenants.

In October 2022, FCX and PT-FI entered into a new $3.0 billion, five-year, unsecured revolving credit facility, which replaced FCX’s prior revolving credit facility that was scheduled to mature in April 2024. The new revolving credit facility matures on October 19, 2027. Under the terms of the new revolving credit facility, FCX and PT-FI may obtain loans and issue letters of credit in an aggregate amount of up to $3.0 billion with PT-FI’s capacity limited to $500 million. Letters of credit may be issued up to $1.5 billion. Interest on loans made under the new revolving credit facility may, at the option of FCX or PT-FI, be determined based on the Secured Overnight Financing Rate plus a spread to be determined by reference to a grid based on FCX’s credit rating. The new revolving credit facility contains customary affirmative covenants and representations, and also contains various negative covenants that, among other things and subject to certain exceptions, restrict the ability of FCX’s subsidiaries that are not borrowers or guarantors to incur additional indebtedness (including guarantee obligations) and the ability of FCX or FCX’s subsidiaries to: create liens on assets; enter into sale and leaseback transactions; engage in mergers, liquidations and dissolutions; and sell assets. In addition, the new revolving credit facility contains a total leverage ratio financial covenant. FCX does not expect any material income statement impact associated with the refinancing.

PT-FI. In April 2022, PT-FI amended its five-year, unsecured revolving credit facility to, among other things, increase the availability to $1.3 billion. At September 30, 2022, PT-FI had no borrowings under its revolving credit facility and was in compliance with its revolving credit facility covenants.

Cerro Verde. In May 2022, Cerro Verde entered into a new $350 million, five-year, unsecured revolving credit facility. At September 30, 2022, Cerro Verde had no borrowings outstanding under its revolving credit facility and was in compliance with its revolving credit facility covenants.

Senior Notes
FCX. In May 2022, FCX began purchasing certain of its senior notes in open-market transactions and recorded gains on early extinguishment of debt totaling $20 million in third-quarter 2022 and $38 million for the first nine months of 2022. A summary of these debt extinguishments for the first nine months of 2022, follows (in millions):

	Principal Amount	Discounts/Deferred Issuance Costs	Book Value	Redemption Value	Gain

5.00% Senior Notes due 2027	$103	$1	$102	$102	$—
4.125% Senior Notes due 2028	133	1	132	126	6
4.375% Senior Notes due 2028	166	2	164	158	6
5.25% Senior Notes due 2029	97	2	95	93	2
4.25% Senior Notes due 2030	76	1	75	71	4
4.625% Senior Notes due 2030	229	2	227	215	12
5.40% Senior Notes due 2034	20	—	20	20	—
5.450% Senior Notes due 2043	160	2	158	150	8
	$984	$11	$973	$935	$38

From October 1, 2022, through November 4, 2022, FCX purchased an additional $78 million aggregate principal amount of its senior notes in open-market transactions, for a total redemption value of $72 million.

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

Term Loans
PT-FI. In April 2022, PT-FI repaid the principal balance of the term loan portion of its credit facility, which cannot be redrawn, and recorded a loss on early extinguishment of debt of $10 million.

Cerro Verde. In May 2022, Cerro Verde repaid the principal balance of its term loan, which cannot be redrawn.

Interest Expense, Net. Consolidated interest costs (before capitalization) totaled $182 million in third-quarter 2022, $157 million in third-quarter 2021, $524 million for the first nine months of 2022 and $482 million for the first nine months of 2021. The increase in consolidated interest costs (before capitalization) for the 2022 periods, compared to the 2021 periods, is primarily related to the senior notes issued by PT-FI in April 2022.

Capitalized interest added to property, plant, equipment and mine development costs, net, totaled $42 million in third-quarter 2022, $19 million in third-quarter 2021, $101 million for the first nine months of 2022 and $51 million for the first nine months of 2021. The increase in capitalized interest costs for the 2022 periods resulted from increased construction and development projects in process, primarily at our Indonesia mining operations.

Share Repurchase Program and Dividends. In July 2022, FCX’s Board of Directors (Board) authorized an increase in the share repurchase program from up to $3.0 billion to up to $5.0 billion. No shares have been purchased since July 11, 2022. FCX has acquired 47.9 million shares of its common stock for a total cost of $1.8 billion ($38.35 average cost per share), including 35.1 million shares of its common stock under its share repurchase program for a total cost of $1.3 billion ($38.36 average cost per share) for the first nine months of 2022. FCX has $3.2 billion available for repurchases under the program.

On September 21, 2022, FCX declared quarterly cash dividends totaling $0.15 per share ($0.075 per share base dividend and $0.075 per share variable dividend) on its common stock, which were paid on November 1, 2022, to common stockholders of record as of October 14, 2022.

The declaration and payment of dividends (base or variable) and timing and amount of any share repurchases are at the discretion of the Board and management, respectively, and are subject to a number of factors, including maintaining FCX’s net debt target, capital availability, FCX’s financial results, cash requirements, business prospects, global economic conditions, changes in laws, contractual restrictions and other factors deemed relevant by FCX’s Board or management, as applicable. FCX’s share repurchase program may be modified, increased, suspended or terminated at any time at the Board’s discretion.

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

A discussion of FCX’s derivative contracts and programs follows:

Derivatives Designated as Hedging Instruments – Fair Value Hedges
Copper Futures and Swap Contracts. Some of FCX’s U.S. copper rod and cathode customers request a fixed market price instead of the Commodity Exchange Inc. (COMEX) average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures or swap contracts. Hedging gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses resulting from hedge ineffectiveness during the nine-month periods ended September 30, 2022 and 2021. At September 30, 2022, FCX held copper futures and swap contracts that qualified for hedge accounting for 96 million pounds at an average contract price of $3.93 per pound, with maturities through May 2024.

A summary of gains (losses) recognized in revenues for derivative financial instruments related to commodity contracts that are designated and qualify as fair value hedge transactions, including on the related hedged item follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Copper futures and swap contracts:
Unrealized gains (losses):
Derivative financial instruments	$17	$(20)	$(61)	$(28)
Hedged item – firm sales commitments	(17)	20	61	28

Realized (losses) gains:
Matured derivative financial instruments	(50)	5	(48)	57

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

A summary of FCX’s embedded derivatives at September 30, 2022, follows:

	Open Positions	Average Price Per Unit		Maturities Through
		Contract	Market
Embedded derivatives in provisional sales contracts:
Copper (millions of pounds)	829	$3.68	$3.45	March 2023
Gold (thousands of ounces)	281	1,725	1,679	January 2023
Embedded derivatives in provisional purchase contracts:
Copper (millions of pounds)	153	3.77	3.47	December 2022

Copper Forward Contracts. Atlantic Copper, FCX’s wholly owned smelting and refining unit in Spain, enters into copper forward contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in production and delivery costs. At September 30, 2022, Atlantic Copper held net copper forward purchase contracts for 10 million pounds at an average contract price of $3.51 per pound, with maturities through November 2022.

Summary of (Losses) Gains. A summary of the realized and unrealized (losses) gains recognized in operating income for commodity contracts that do not qualify as hedge transactions, including embedded derivatives, follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Embedded derivatives in provisional sales contracts:[a]
Copper	$(272)	$(102)	$(774)	$223
Gold and other metals	(34)	(9)	(45)	(22)
Copper forward contracts[b]	5	1	31	(12)
a.Amounts recorded in revenues.
b.Amounts recorded in cost of sales as production and delivery costs.

Unsettled Derivative Financial Instruments
A summary of the fair values of unsettled commodity derivative financial instruments follows (in millions):

	September 30, 2022	December 31, 2021
Commodity Derivative Assets:
Derivatives designated as hedging instruments:
Copper futures and swap contracts	$—	$12
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional sales/purchase contracts	68	64
Copper forward contracts	—	1
Total derivative assets	$68	$77

Commodity Derivative Liabilities:
Derivatives designated as hedging instruments:
Copper futures and swap contracts	$49	$—
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional sales/purchase contracts	222	27
Copper forward contracts	1	1
Total derivative liabilities	$272	$28
FCX’s commodity contracts have netting arrangements with counterparties with which the right of offset exists, and it is FCX’s policy to generally offset balances by contract on its balance sheet. FCX’s embedded derivatives on provisional sales/purchase contracts are netted with the corresponding outstanding receivable/payable balances.
A summary of these unsettled commodity contracts that are offset in the balance sheets follows (in millions):

	Assets		Liabilities
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021

Gross amounts recognized:
Embedded derivatives in provisional
sales/purchase contracts	$68	$64	$222	$27
Copper derivatives	—	13	50	1
	68	77	272	28

Less gross amounts of offset:
Embedded derivatives in provisional
sales/purchase contracts	6	3	6	3
Copper derivatives	—	1	—	1
	6	4	6	4

Net amounts presented in balance sheet:
Embedded derivatives in provisional
sales/purchase contracts	62	61	216	24
Copper derivatives	—	12	50	—
	$62	$73	$266	$24

Balance sheet classification:
Trade accounts receivable	$29	$51	$94	$14
Other current assets	—	12	—	—
Accounts payable and accrued liabilities	33	10	169	10
Other liabilities	—	—	3	—
	$62	$73	$266	$24

Credit Risk.  FCX is exposed to credit loss when financial institutions with which it has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. As of September 30, 2022, the maximum amount of credit exposure associated with derivative transactions was $68 million.

Other Financial Instruments.  Other financial instruments include cash, cash equivalents, restricted cash and cash equivalents, accounts receivable, investment securities, legally restricted trust assets, accounts payable and accrued liabilities, accrued income taxes, dividends payable and debt. The carrying value for these financial instruments classified as current assets or liabilities approximates fair value because of their short-term nature and generally negligible credit losses. Refer to Note 7 for the fair values of investment securities, legally restricted funds and debt.

In addition, as of September 30, 2022, FCX has contingent consideration assets related to the sales of certain oil and gas properties (refer to Note 7 for the related fair values).

Cash, Cash Equivalents and Restricted Cash and Cash Equivalents. The following table provides a reconciliation of total cash, cash equivalents and restricted cash and cash equivalents presented in the consolidated statements of cash flows (in millions):

	September 30, 2022	December 31, 2021
Balance sheet components:
Cash and cash equivalents[a]	$8,578	$8,068
Restricted cash and cash equivalents included in:
Other current assets	112	114
Other assets	134	132
Total cash, cash equivalents and restricted cash and cash equivalents presented in the consolidated statements of cash flows	$8,824	$8,314
a.Includes time deposits of $0.4 billion at September 30, 2022, and $0.2 billion at December 31, 2021.

NOTE 7. FAIR VALUE MEASUREMENT

Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). FCX did not have any significant transfers in or out of Level 3 during third-quarter 2022.

FCX’s financial instruments are recorded on the consolidated balance sheets at fair value except for contingent consideration associated with the sale of the Deepwater Gulf of Mexico (GOM) oil and gas properties (which was recorded under the loss recovery approach) and debt. A summary of the carrying amount and fair value of FCX’s financial instruments (including those measured at net asset value (NAV) as a practical expedient), other than cash, cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, accrued income taxes and dividends payable (refer to Note 6) follows (in millions):

	At September 30, 2022
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$25	$25	$25	$—	$—	$—
Equity securities	5	5	—	5	—	—
Total	30	30	25	5	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	55	55	55	—	—	—
Government bonds and notes	35	35	—	—	35	—
Corporate bonds	33	33	—	—	33	—
Government mortgage-backed securities	27	27	—	—	27	—
Asset-backed securities	17	17	—	—	17	—
Money market funds	8	8	—	8	—	—
Collateralized mortgage-backed securities	3	3	—	—	3	—
Total	178	178	55	8	115	—

Embedded derivatives in provisional sales/purchase contracts in a gross asset position	68	68	—	—	68	—

Contingent consideration for the sale of the Deepwater GOM oil and gas properties[a]	71	60	—	—	—	60

Liabilities
Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross liability position	222	222	—	—	222	—
Copper futures and swap contracts	49	49	—	42	7	—
Copper forward contracts	1	1	—	1	—	—
Total	272	272	—	43	229	—

Long-term debt, including current portion[d]	10,690	9,578	—	—	9,578	—

	At December 31, 2021
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
Equity securities	$50	$50	$—	$50	$—	$—
U.S. core fixed income fund	29	29	29	—	—	—
Total	79	79	29	50	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	64	64	64	—	—	—
Government bonds and notes	53	53	—	—	53	—
Corporate bonds	45	45	—	—	45	—
Government mortgage-backed securities	20	20	—	—	20	—
Asset-backed securities	18	18	—	—	18	—
Money market funds	8	8	—	8	—	—
Municipal bonds	1	1	—	—	1	—
Total	209	209	64	8	137	—

Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross asset position	64	64	—	—	64	—
Copper futures and swap contracts	12	12	—	9	3	—
Copper forward contracts	1	1	—	1	—	—
Total	77	77	—	10	67	—

Contingent consideration for the sale of the Deepwater GOM oil and gas properties[a]	90	81	—	—	—	81

Liabilities
Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross liability position	27	27	—	—	27	—
Copper forward contracts	1	1	—	1	—	—
Total	28	28	—	1	27	—

Long-term debt, including current portion[d]	9,450	10,630	—	—	10,630	—
a.Current portion included in other current assets and long-term portion included in other assets.
b.Excludes time deposits (which approximated fair value) included in (i) other current assets of $112 million at September 30, 2022, and $114 million at December 31, 2021, and (ii) other assets of $134 million at September 30, 2022, and $132 million at December 31, 2021, primarily associated with an assurance bond to support PT-FI’s commitment for additional domestic smelter development in Indonesia and PT-FI’s closure and reclamation guarantees.
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

In December 2016, FCX’s sale of its Deepwater GOM oil and gas properties included up to $150 million in contingent consideration that was recorded at the total amount under the loss recovery approach. The contingent consideration is being received over time as cash flows are realized from a third-party production handling agreement for an offshore platform, with the related payments commencing in third-quarter 2018. The contingent consideration included in (i) other current assets totaled $20 million at September 30, 2022, and December 31, 2021, and (ii) other assets totaled $51 million at September 30, 2022, and $70 million at December 31, 2021. The fair value of this contingent consideration was calculated based on a discounted cash flow model using inputs that include third-party estimates for reserves, production rates and production timing, and discount rates. Because significant inputs are not observable in the market, the contingent consideration is classified within Level 3 of the fair value hierarchy.

Long-term debt, including current portion, is primarily valued using available market quotes and, as such, is classified within Level 2 of the fair value hierarchy.

The techniques described above may produce a fair value that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with other market participants, the use of different techniques or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the techniques used at September 30, 2022, as compared with those techniques used at December 31, 2021.

A summary of the changes in the fair value of FCX’s Level 3 instrument, contingent consideration for the sale of the Deepwater GOM oil and gas properties, during the first nine months of 2022 follows (in millions):

Fair value at January 1, 2022	$81
Net unrealized loss related to assets still held at the end of the period	(2)
Settlements	(19)
Fair value at September 30, 2022	$60

NOTE 8. CONTINGENCIES AND COMMITMENTS

Asset Retirement Obligations (ARO)
Arizona Environmental and Reclamation Programs. FCX’s Arizona operations are subject to regulatory oversight by the Arizona Department of Environmental Quality (ADEQ). ADEQ has adopted regulations for its aquifer protection permit (APP) program that require permits for, among other things, certain facilities, activities and structures used for mining, leaching, concentrating and smelting, and require compliance with aquifer water quality standards during operations and closure. An application for an APP requires a proposed closure strategy that will meet applicable groundwater protection requirements following cessation of operations and an estimate of the implementation cost, with a more detailed closure plan required at the time operations cease. A permit applicant must demonstrate its financial ability to meet the closure costs approved by ADEQ. Closure costs for facilities covered by APPs are required to be updated approximately every six years and financial assurance mechanisms are required to be updated every two years. During the first nine months of 2022, FCX’s Morenci and Bagdad mines increased each of their ARO liability and asset retirement cost asset by $117 million and $65 million, respectively, associated with their updated closure strategies and plans for stockpiles and tailings impoundments that were submitted to ADEQ for approval. FCX will continue updating its closure plans and closure cost estimates at other Arizona sites, and any such updates may also result in increased costs that could be significant.

Litigation
There were no significant updates to previously reported legal proceedings included in Note 12 of FCX’s 2021 Form 10-K, other than the matter discussed below.

Louisiana Parishes Coastal Erosion Cases. Certain FCX affiliates were named as defendants, along with numerous co-defendants, in 13 cases out of a total of 42 cases filed in Louisiana state courts by six south Louisiana parishes (Cameron, Jefferson, Plaquemines, St. Bernard, St. John the Baptist and Vermilion), alleging that certain oil and gas exploration and production operations and sulfur mining and production operations in coastal Louisiana contaminated and damaged coastal wetlands and caused significant land loss along the Louisiana coast. In 2019, affiliates of FCX reached an agreement in principle to settle all 13 cases. The settlement agreement has now been executed by all parties as of the end of October 2022. The agreement in principle does not include any admission of liability by FCX or its affiliates. FCX recorded a charge in 2019 for the initial payment of $15 million. In connection with execution of the settlement agreement by all parties, the FCX affiliates will fund the $15 million initial payment and be fully released and dismissed from all 13 pending cases.

Asbestos and Talc Claims. As previously disclosed, in 2021, Imerys obtained an injunction temporarily staying approximately 950 talc-related lawsuits against Cyprus Amax Minerals Company (CAMC), an indirect wholly owned subsidiary of FCX, and Cyprus Mines Corporation (Cyprus Mines), a wholly owned subsidiary of CAMC, which has been extended through at least January 2023. The interim stay is a component of the global settlement but there can be no assurance that the bankruptcy court will continue to impose the interim stay. Mediation to resolve open issues in the Imerys and Cyprus Mines bankruptcy cases is ongoing and expected to continue through the end of 2022, and FCX expects the overall process for its global settlement to continue into 2023.

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

PT-FI Export License. Export licenses are valid for a one-year period, subject to review by the Indonesia government every six months, depending on smelter construction progress. In March 2022, PT-FI obtained a one-year extension of its concentrate export license through March 19, 2023, for two million metric tons of concentrate, the approval of which was based on PT-FI’s revised smelter construction schedule as modified to reflect impacts of the ongoing COVID-19 pandemic.

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

Product Revenues. FCX’s revenues attributable to the products it sold for the third quarters and first nine months of 2022 and 2021 follow (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022		2021
Copper:
Concentrate	$2,091	$2,531	$7,476		$6,316
Cathode	1,255	1,463	3,873		4,232
Rod and other refined copper products	755	1,048	2,942		2,565
Purchased copper[a]	168	124	342		652
Gold	858	741	2,578		1,856
Molybdenum	304	372	1,059		904
Other	174	210	527		666
Adjustments to revenues:
Treatment charges	(132)	(126)	(404)		(324)
Royalty expense[b]	(83)	(97)	(289)		(242)
PT-FI export duties	(81)	(72)	(263)	[c]	(145)
Revenues from contracts with customers	5,309	6,194	17,841		16,480
Embedded derivatives[d]	(306)	(111)	(819)		201
Total consolidated revenues	$5,003	$6,083	$17,022		$16,681
a.FCX purchases copper cathode primarily for processing by its Rod & Refining operations.
b.Reflects royalties on sales from PT-FI and Cerro Verde that will vary with the volume of metal sold and prices.
c.Includes a charge of $18 million associated with an adjustment to prior-period export duties.
d.Refer to Note 6 for discussion of embedded derivatives related to FCX’s provisionally priced concentrate and cathode sales contracts.

Financial Information by Business Segment

(In millions)
											Atlantic	Corporate,
	North America Copper Mines			South America Mining							Copper	Other
				Cerro			Indonesia		Molybdenum	Rod &	Smelting	& Elimi-		FCX
	Morenci	Other	Total	Verde	Other	Total	Mining		Mines	Refining	& Refining	nations		Total
Three Months Ended September 30, 2022
Revenues:
Unaffiliated customers	$18	$74	$92	$666	$215	$881	$1,726	[a]	$—	$1,436	$604	$264	[b]	$5,003
Intersegment	551	805	1,356	83	—	83	72		127	7	5	(1,650)		—
Production and delivery	408	736	1,144	579	221	800	663		94	1,450	604	(1,389)		3,366
Depreciation, depletion and amortization	44	56	100	84	14	98	265		18	1	8	18		508
Metals inventory adjustments	2	1	3	2	20	22	—		—	—	—	—		25
Selling, general and administrative expenses	—	1	1	2	—	2	26		—	—	6	63		98
Mining exploration and research expenses	—	—	—	—	—	—	—		—	—	—	38		38
Environmental obligations and shutdown costs	—	1	1	—	—	—	—		—	—	—	5		6
Operating income (loss)	115	84	199	82	(40)	42	844		15	(8)	(9)	(121)		962

Interest expense, net	—	1	1	5	—	5	15		—	—	4	115		140
Provision for (benefit from) income taxes	—	—	—	3	(18)	(15)	343		—	—	—	(13)		315
Total assets at September 30, 2022	2,996	5,456	8,452	8,390	1,826	10,216	20,496		1,701	216	1,082	7,764		49,927
Capital expenditures	71	83	154	41	38	79	389		7	2	17	188	[c]	836

Three Months Ended September 30, 2021
Revenues:
Unaffiliated customers	$16	$64	$80	$979	$149	$1,128	$1,961	[a]	$—	$1,697	$783	$434	[b]	$6,083
Intersegment	711	1,020	1,731	95	—	95	81		151	7	—	(2,065)		—
Production and delivery	312	592	904	533	97	630	569		70	1,701	765	(1,630)		3,009
Depreciation, depletion and amortization	40	54	94	101	10	111	280		19	1	7	16		528
Metals inventory adjustments	13	—	13	—	—	—	—		—	—	—	1		14
Selling, general and administrative expenses	—	1	1	2	—	2	28		—	—	5	66		102
Mining exploration and research expenses	—	1	1	—	—	—	—		—	—	—	14		15
Environmental obligations and shutdown costs	(1)	(1)	(2)	—	—	—	—		—	—	—	15		13
Net gain on sales of assets	—	—	—	—	—	—	—		—	—	—	(60)	[d]	(60)
Operating income (loss)	363	437	800	438	42	480	1,165		62	2	6	(53)		2,462

Interest expense, net	—	1	1	6	—	6	1		—	—	1	129		138
Provision for (benefit from) income taxes	—	—	—	197	24	221	382	[e]	—	—	(1)	26		628
Total assets at September 30, 2021	2,586	5,244	7,830	8,554	1,843	10,397	18,592		1,726	278	1,067	7,027		46,917
Capital expenditures	42	74	116	41	6	47	328		1	1	5	43	[c]	541
a.Includes PT-FI's sales to PT Smelting totaling $572 million in third-quarter 2022 and $795 million in third-quarter 2021.
b.Includes revenues from FCX's molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America and South America copper mines.
c.Includes capital expenditures for the greenfield smelter and precious metals refinery (collectively, the Indonesia smelter projects).
d.Represents the gain on the sale of FCX’s remaining cobalt business located in Kokkola, Finland (Freeport Cobalt).
e.Includes net tax benefits of $69 million associated with the release of a portion of the valuation allowances recorded against PT RTI NOLs.

(In millions)
												Atlantic		Corporate,
	North America Copper Mines			South America Mining								Copper		Other
				Cerro				Indonesia		Molybdenum	Rod &	Smelting		& Elimi-		FCX
	Morenci	Other	Total	Verde		Other	Total	Mining		Mines	Refining	& Refining		nations		Total
Nine Months Ended September 30, 2022
Revenues:
Unaffiliated customers	$125	$159	$284	$2,474		$555	$3,029	$5,972	[a]	$—	$4,932	$1,755		$1,050	[b]	$17,022
Intersegment	1,992	2,978	4,970	325		—	325	208		399	24	5		(5,931)		—
Production and delivery	1,168	2,111	3,279	1,702		510	2,212	1,853		249	4,969	1,789	[c]	(4,832)		9,519
Depreciation, depletion and amortization	132	175	307	262		35	297	775		52	3	20		50		1,504
Metals inventory adjustments	2	8	10	11		22	33	—		—	—	—		—		43
Selling, general and administrative expenses	1	2	3	6		—	6	83		—	—	19		202		313
Mining exploration and research expenses	—	1	1	—		—	—	—		—	—	—		86		87
Environmental obligations and shutdown costs	(13)	1	(12)	—		—	—	—		—	—	—		63		51
Net gain on sales of assets	—	—	—	—		—	—	—		—	—	—		(2)		(2)
Operating income (loss)	827	839	1,666	818		(12)	806	3,469		98	(16)	(68)		(448)		5,507

Interest expense, net	—	1	1	12		—	12	30		—	—	8		372		423
Provision for (benefit from) income taxes	—	—	—	298		(11)	287	1,363		—	—	—		60		1,710
Capital expenditures	207	223	430	109		94	203	1,148		16	6	60		559	[d]	2,422

Nine Months Ended September 30, 2021
Revenues:
Unaffiliated customers	$77	$147	$224	$2,721		$512	$3,233	$5,097	[a]	$—	$4,695	$2,264		$1,168	[b]	$16,681
Intersegment	1,996	2,783	4,779	260		—	260	189		310	20	—		(5,558)		—
Production and delivery	932	1,646	2,578	1,463	[e]	306	1,769	1,552		183	4,708	2,213		(4,141)	[c]	8,862
Depreciation, depletion and amortization	114	161	275	272		34	306	726		51	3	22		47		1,430
Metals inventory adjustments	13	—	13	—		—	—	—		1	—	—		1		15
Selling, general and administrative expenses	1	2	3	6		—	6	81		—	—	17		182		289
Mining exploration and research expenses	—	1	1	—		—	—	—		—	—	—		35		36
Environmental obligations and shutdown costs	—	(1)	(1)	—		—	—	—		—	—	—		52		51
Net gain on sales of assets	—	—	—	—		—	—	—		—	—	—		(63)	[f]	(63)
Operating income (loss)	1,013	1,121	2,134	1,240		172	1,412	2,927		75	4	12		(503)		6,061

Interest expense, net	—	1	1	31		—	31	8		—	—	4		387		431
Provision for (benefit from) income taxes	—	—	—	515		62	577	1,101	[g]	—	—	(1)		(3)		1,674
Capital expenditures	74	137	211	84		10	94	904		4	2	18		111	[d]	1,344

a.Includes PT-FI's sales to PT Smelting totaling $2.3 billion for both the first nine months of 2022 and 2021.
b.Includes revenues from FCX's molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America and South America copper mines.
c.Includes charges associated with major maintenance turnarounds totaling $41 million at Atlantic Copper in 2022 and $87 million at the Miami smelter in 2021.
d.Primarily includes capital expenditures for the Indonesia smelter projects.
e.Includes nonrecurring charges totaling $74 million associated with labor-related costs at Cerro Verde.
f.Includes a $60 million gain on the sale of Freeport Cobalt.
g.Includes net tax benefits of $69 million associated with the release of the valuation allowances recorded against PT RTI NOLs.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Freeport-McMoRan Inc.

Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of Freeport-McMoRan Inc. (the Company) as of September 30, 2022, the related consolidated statements of income, comprehensive income, and equity for the three- and nine-month periods ended September 30, 2022 and 2021, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2022 and 2021, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
November 4, 2022

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

Our results for the third-quarter and first nine months of 2022 reflect strong production performance, with increased consolidated copper and gold production and sales volumes when compared to the prior year periods. Despite the decline in copper prices and current economic uncertainty, we continue to generate positive operating income and operating cash flows, although the decline in copper prices over the first nine months of 2022 and ongoing cost pressures have had a negative impact on our operating results. We believe the actions we have taken in recent years to build a solid balance sheet, successfully expand low-cost operations, and maintain flexible growth options while maintaining liquidity will allow us to continue to execute our business plans in a prudent manner, while preserving substantial future asset values.

The London Metal Exchange (LME) copper settlement price reached a high of $4.87 per pound in March 2022, supported by copper's increasingly important role in decarbonization technologies and limited mine supply. Beginning in June 2022, a series of macro-economic factors (including concerns about the global economy, Chinese economic data, European energy crisis, rising U.S. interest rates and currency exchange rates related to the strength of the U.S. dollar) led to a decline in copper prices. The LME copper settlement price declined to $3.74 per pound at June 30, 2022, and further declined during third-quarter 2022 to $3.47 per pound at September 30, 2022, and was $3.41 per pound on October 31, 2022. However, physical market fundamentals remain tight as evidenced by low levels of global exchange stocks. Our global customer base reports healthy demand for copper. Despite uncertain market conditions in the near-term, we believe the outlook for copper fundamentals in the medium- and long-term remains favorable, with studies indicating that demand for copper may double in 15 years based on the global movement towards decarbonization. We also believe substantial new mine supply development will be required to meet the goals of the global energy transition, and current prices for copper are insufficient to support new mine supply development, which is expected to add to future supply deficits.

Historically, copper prices have been correlated to various input costs, including energy and other commodity-related consumables. However, during 2022, prices for a number of commodity-related consumables have increased at a time when copper prices have declined. We believe a return to historical long-term correlation and improved supply chain conditions and labor markets, which have experienced limitations on available labor, would reduce costs and improve operational efficiencies. We plan to continue focusing on executing our operating plans to drive efficiencies that may help mitigate cost increases should they continue.

Our management team and global organization have substantial experience and success in executing under volatile market conditions and a challenging operating environment. We benefit from a diversified portfolio of operations with an attractive cost structure, long-lived reserves, optionality in our project pipeline and a solid balance sheet and strong liquidity position.

Net income attributable to common stockholders totaled $404 million in third-quarter 2022 and $2.8 billion for the first nine months of 2022, which were lower compared with $1.4 billion in third-quarter 2021 and $3.2 billion for the first nine months of 2021, primarily reflecting lower average realized copper prices and increased energy, supplies and other input costs, partly offset by higher copper and gold sales volumes. Refer to “Consolidated Results” for further discussion.

At September 30, 2022, we had consolidated debt of $10.7 billion and consolidated cash and cash equivalents of $8.6 billion, resulting in net debt of $2.1 billion ($1.3 billion excluding net debt for the greenfield smelter and precious metals refinery (PMR) in Indonesia - collectively, the Indonesia smelter projects). Refer to “Net Debt” for reconciliations of consolidated debt and consolidated cash and cash equivalents to net debt.

At September 30, 2022, we had $3.5 billion of availability under our revolving credit facility, and PT Freeport Indonesia (PT-FI) and Cerro Verde had $1.3 billion and $350 million, respectively, of availability under their revolving credit facilities. In October 2022, we entered into a new $3.0 billion, five-year, unsecured revolving credit facility that replaced our prior $3.5 billion revolving credit facility.

Refer to Note 5 and “Capital Resources and Liquidity” for further discussion.

OUTLOOK

As further discussed in "Risk Factors" in Part I, Item 1A. of our 2021 Form 10-K, our financial results vary as a result of fluctuations in market prices primarily for copper, gold and, to a lesser extent, molybdenum, as well as other factors. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. Copper prices, in particular, experienced a significant drop beginning in second-quarter 2022, which continued into third-quarter 2022. Refer to “Markets” below for further discussion. Despite uncertain market conditions in the near-term, we continue to believe the outlook for copper fundamentals in the medium- and long-term remains favorable. Because we cannot control the prices of our products, the key measures that management focuses on in operating our business are sales volumes, unit net cash costs, operating cash flows and capital expenditures.

Consolidated Sales Volumes
Following are our projected consolidated sales volumes for the year 2022:

Copper (millions of recoverable pounds):
North America copper mines	1,471
South America mining	1,150
Indonesia mining	1,570
Total	4,191

Gold (millions of recoverable ounces)	1.8

Molybdenum (millions of recoverable pounds)	76	[a]

a.Projected molybdenum sales include 46 million pounds produced by our North America and South America copper mines and 30 million pounds produced by our Molybdenum mines.

Consolidated sales volumes in fourth-quarter 2022 are expected to approximate 1.0 billion pounds of copper, 420 thousand ounces of gold and 20 million pounds of molybdenum. Projected sales volumes are dependent on operational performance, weather-related conditions, timing of shipments, and other factors detailed in the “Cautionary Statement” below.

For other important factors that could cause results to differ materially from projections, refer to “Risk Factors” contained in Part I, Item 1A. of our 2021 Form 10-K.

Consolidated Unit Net Cash Costs
Our operations continue to face significant cost pressures, including from high energy prices (which represent about 20 percent of our site operating costs), labor and costs for consumables such as sulfuric acid and explosives. Assuming average prices of $1,700 per ounce of gold and $18.00 per pound of molybdenum in fourth-quarter 2022 and achievement of current sales volume and cost estimates, consolidated unit net cash costs (net of by-product credits) for our copper mines are expected to average $1.55 per pound of copper for the year 2022 (including $1.68 per pound of copper in fourth-quarter 2022). The impact of price changes during fourth-quarter 2022 on consolidated unit net cash costs for the year 2022 would approximate $0.02 per pound of copper for each $100 per ounce change in the average price of gold and less than $0.01 per pound of copper for each $2.00 per pound change in the average price of molybdenum. Quarterly unit net cash costs vary with fluctuations in sales volumes and realized prices, primarily for gold and molybdenum.

Consolidated Operating Cash Flows
Our consolidated operating cash flows vary with sales volumes; prices realized from copper, gold and molybdenum sales; production costs; income taxes; other working capital changes; and other factors. Based on current sales volume and cost estimates, and assuming average prices of $3.50 per pound for copper, $1,700 per ounce for gold, and $18.00 per pound for molybdenum in fourth-quarter 2022, our consolidated operating cash flows are estimated to approximate $4.7 billion (net of $1.4 billion of working capital and other uses) for the year 2022. Estimated consolidated operating cash flows for the year 2022 also reflect an estimated income tax provision of $2.1 billion (refer to “Consolidated Results – Income Taxes” for further discussion of our projected income tax rate for the year 2022). The impact of price changes during fourth-quarter 2022 on operating cash flows would approximate $100 million for each $0.10 per pound change in the average price of copper, $35 million for each $100 per ounce change in the average price of gold and $15 million for each $2.00 per pound change in the average price of molybdenum.

Consolidated Capital Expenditures
Capital expenditures are expected to approximate $3.6 billion for the year 2022 (including $1.8 billion for major mining projects and $0.9 billion for the Indonesia smelter projects). Projected capital expenditures for major mining projects include $1.4 billion for planned projects primarily associated with underground mine development in the Grasberg minerals district and supporting mill and power capital costs and $0.4 billion for discretionary growth projects (development of Kucing Liar and expansion projects at El Abra and Lone Star). We closely monitor market conditions and will continue to adjust our operating plans, including capital expenditures, to protect our liquidity and preserve our asset values, as necessary.

Capital expenditures for the Indonesia smelter projects are being funded with proceeds from PT-FI's senior notes and its available revolving credit facility. Construction of the additional domestic smelter capacity will result in the elimination of export duties, providing an offset to the economic cost associated with the Indonesia smelter projects. Based on current development progress of additional smelting capacity, PT-FI expects export duties to be reduced from the current rate of 5 percent to 2.5 percent by the end of 2022.

MARKETS

World prices for copper, gold and molybdenum can fluctuate significantly. During the period from January 2012 through September 2022, the LME copper settlement price varied from a low of $1.96 per pound in 2016 to a record high of $4.87 per pound in 2022; the London Bullion Market Association (London) PM gold price fluctuated from a low of $1,049 per ounce in 2015 to a record high of $2,067 per ounce in 2020; and the Metals Week Molybdenum Dealer Oxide weekly average price ranged from a low of $4.46 per pound in 2015 to a high of $20.01 per pound in 2021. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in “Risk Factors” contained in Part I, Item 1A. of our 2021 Form 10-K.

LME Copper Prices
Through September 30, 2022
1,500
1,200
900
600
300
-
000s of metric tons
$5.00
$4.50
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$-
Dollars per pound
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
Exchange Stocks
LME Copper Prices

This graph presents LME copper settlement prices and the combined reported stocks of copper at the LME, Commodity Exchange Inc., and the Shanghai Futures Exchange from January 2012 through September 2022. During third-quarter 2022, LME copper settlement prices ranged from a low of $3.18 per pound to a high of $3.77 per pound, averaged $3.51 per pound and settled at $3.47 per pound on September 30, 2022. Beginning in June 2022, copper prices declined sharply and many analysts project that near-term copper prices will continue to be challenged by a series of macro-economic factors (including concerns about the global economy, Chinese economic data, European energy crisis as a result of Russia’s invasion of Ukraine, rising U.S. interest rates and currency exchange rates related to the strength of the U.S. dollar). However, physical market tightness continues to contrast with negative price sentiment in the copper market. The LME copper settlement price was $3.41 per pound on October 31, 2022.

We believe long-term fundamentals for copper remain positive. We continue to believe future demand will be supported by copper’s role in the global transition to renewable power, electric vehicles and other carbon-reduction initiatives, and continued urbanization in developing countries. The small number of approved, large-scale projects scheduled beyond those that have been announced, the long lead times required to permit and build new mines and declining ore grades at existing operations continue to highlight the fundamental supply challenges for copper.

London Gold Prices
Through September 30, 2022
$2,250
$2,050
$1,850
$1,650
$1,450
$1,250
$1,050
$850
$650
Dollars per ounce
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022

This graph presents London PM gold prices from January 2012 through September 2022. During third-quarter 2022, London PM gold prices ranged from a low of $1,634 per ounce to a high of $1,808 per ounce, averaged $1,729 per ounce, and closed at $1,672 per ounce on September 30, 2022. The strength of the U.S. dollar and treasury yields resulting from expectations of additional interest rate increases by the U.S. Federal Reserve have negatively impacted gold prices. The London PM gold price was $1,639 per ounce on October 31, 2022.

Metals Week Molybdenum Dealer Oxide Prices

Through September 30, 2022

$25
$20
$15
$10
$5
$0
Dollars per pound
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022

This graph presents the Metals Week Molybdenum Dealer Oxide weekly average price from January 2012 through September 2022. During third-quarter 2022, the weekly average price of molybdenum ranged from a low of $14.10 per pound to a high of $18.37 per pound, averaged $16.20 per pound, and was $18.37 per pound on September 30, 2022. Higher molybdenum prices at the end of the quarter reflect tight supply and steady demand. The Metals Week Molybdenum Dealer Oxide weekly average price was $18.85 per pound on October 31, 2022.

CONSOLIDATED RESULTS

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
SUMMARY FINANCIAL DATA	(in millions, except per share amounts)
Revenues[a,b]	$5,003		$6,083		$17,022		$16,681
Operating income[a]	$962		$2,462		$5,507		$6,061
Net income attributable to common stock[c]	$404	[d]	$1,399	[e]	$2,771	[d]	$3,200	[e]
Diluted net income per share of common stock	$0.28		$0.94		$1.90		$2.16
Diluted weighted-average shares of common stock outstanding	1,439		1,484		1,455		1,481

Operating cash flows[f]	$758		$1,965		$4,070		$5,435
Capital expenditures	$836		$541		$2,422		$1,344
At September 30:
Cash and cash equivalents	$8,578		$7,672		$8,578		$7,672
Total debt, including current portion	$10,690		$9,665		$10,690		$9,665

a.Refer to Note 9 for a summary of revenues and operating income by operating division.
b.Includes (unfavorable) favorable adjustments to prior period provisionally priced concentrate and cathode copper sales totaling $(228) million ($(95) million to net income attributable to common stock or $(0.07) per share) in third-quarter 2022, $(9) million ($(3) million to net income attributable to common stock or less than $(0.01) per share) in third-quarter 2021, $58 million ($24 million to net income attributable to common stock or $0.02 per share) for the first nine months of 2022 and $169 million ($65 million to net income attributable to common stock or $0.05 per share) for the first nine months of 2021. Refer to Note 6 for further discussion.
c.We defer recognizing profits on intercompany sales until final sales to third parties occur. Refer to “Operations – Smelting and Refining” for a summary of net impacts from changes in these deferrals.
d.Includes net credits (charges) totaling $29 million ($0.02 per share) in third-quarter 2022 and $(23) million ($(0.02) per share) for the first nine months of 2022. Net credits in third-quarter 2022 were primarily associated with gains on early extinguishment of debt and favorable adjustments associated with international tax audits, partly offset by metals inventory adjustments. The first nine months of 2022 also included net charges at PT-FI primarily associated with an administrative fine levied by the Indonesia government and a reserve for exposure associated with export duties.
e.Includes net credits (charges) totaling $79 million ($0.05 per share) in third-quarter 2021 and $(16) million ($(0.01) per share) for the first nine months of 2021. Net credits in third-quarter 2021 were primarily associated with tax credits related to the release of valuation allowances at PT-FI and a gain on the sale of our remaining cobalt business. The first nine months of 2021 also included net charges for nonrecurring labor-related charges at Cerro Verde and contested matters at PT-FI (including historical tax audits and an administrative fine levied by the Indonesia government).
f.Working capital and other (uses) sources totaled $(269) million in third-quarter 2022, $180 million in third-quarter 2021, $(980) million for the first nine months of 2022 and $367 million for the first nine months of 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
SUMMARY OPERATING DATA
Copper (millions of recoverable pounds)
Production	1,056	987	3,140	2,810
Sales, excluding purchases	1,060	1,033	3,171	2,787
Average realized price per pound	$3.50	$4.20	$3.88	$4.22
Site production and delivery costs per pound[a]	$2.35	$1.88	$2.16	$1.92	[b]
Unit net cash costs per pound[a]	$1.75	$1.24	$1.50	$1.36
Gold (thousands of recoverable ounces)
Production	448	374	1,339	976
Sales, excluding purchases	480	402	1,365	965
Average realized price per ounce	$1,683	$1,757	$1,786	$1,780
Molybdenum (millions of recoverable pounds)
Production	19	23	63	63
Sales, excluding purchases	17	20	56	63
Average realized price per pound	$17.05	$18.61	$18.64	$14.36

a.Reflects per pound weighted-average production and delivery costs and unit net cash costs (net of by-product credits) for all copper mines, before net noncash and other costs. For reconciliations of per pound unit costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements, refer to “Product Revenues and Production Costs.”
b.Includes $0.03 per pound of copper associated with nonrecurring labor-related costs at Cerro Verde.

Revenues
Consolidated revenues totaled $5.0 billion in third-quarter 2022, $6.1 billion in third-quarter 2021, $17.0 billion for the first nine months of 2022 and $16.7 billion for the first nine months of 2021. Revenues from our mining operations primarily include the sale of copper concentrate, copper cathode, copper rod, gold in concentrate and molybdenum. Refer to Note 9 for a summary of product revenues.

Following is a summary of changes in our consolidated revenues between periods (in millions):

	Three Months Ended September 30	Nine Months Ended September 30

Consolidated revenues - 2021 period	$6,083	$16,681
Higher (lower) sales volumes:
Copper	117	1,622
Gold	137	712
Molybdenum	(42)	(89)
(Lower) higher average realized prices:
Copper	(742)	(1,078)
Gold	(35)	7
Molybdenum	(28)	241
Adjustments for prior period provisionally priced copper sales	(219)	(111)
Lower Atlantic Copper revenues	(174)	(504)
Higher (lower) revenues from purchased copper	44	(310)
Higher treatment charges	(6)	(80)
Lower (higher) royalties and export duties	5	(165)
Other, including intercompany eliminations	(137)	96
Consolidated revenues - 2022 period	$5,003	$17,022

Sales Volumes. Consolidated copper and gold sales volumes increased in the 2022 periods, compared with the 2021 periods, primarily reflecting increased operating rates at the Grasberg minerals district and Cerro Verde. Refer to “Operations” for further discussion of sales volumes at our mining operations.

Realized Prices. Our consolidated revenues can vary significantly as a result of fluctuations in the market prices of copper, gold and molybdenum. Average realized prices in third-quarter 2022, compared with third-quarter 2021, were 17 percent lower for copper, 4 percent lower for gold and 8 percent lower for molybdenum, and average realized prices for the first nine months of 2022, compared with the first nine months of 2021, were 8 percent lower for copper, less than 1 percent higher for gold and 30 percent higher for molybdenum.
Average realized copper prices include net (unfavorable) favorable adjustments to current period provisionally priced copper sales totaling $(44) million in third-quarter 2022, $(93) million in third-quarter 2021, $(832) million for the first nine months of 2022 and $54 million for the first nine months of 2021. As discussed in Note 6, substantially all of our copper concentrate and cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) based primarily on quoted LME monthly average copper prices. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on provisionally priced concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until final pricing on the date of settlement. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs.

Prior Period Provisionally Priced Copper Sales. Net (unfavorable) favorable adjustments to prior periods’ provisionally priced copper sales (i.e., provisionally priced sales at June 30, 2022 and 2021, and December 31, 2021 and 2020) recorded in consolidated revenues totaled $(228) million in third-quarter 2022, $(9) million in third-quarter 2021, $58 million for the first nine months of 2022 and $169 million for the first nine months of 2021. Refer to Notes 6 and 9 for a summary of total adjustments to prior period and current period provisionally priced sales.

At September 30, 2022, we had provisionally priced copper sales totaling 523 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average of $3.45 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the September 30, 2022, provisional price recorded would have an approximate $16 million effect on our 2022 net income attributable to common stock. The LME copper price settled at $3.41 per pound on October 31, 2022.

Atlantic Copper Revenues. Atlantic Copper revenues totaled $609 million in third-quarter 2022 and $1.8 billion for the first nine months of 2022, compared with $783 million in third-quarter 2021 and $2.3 billion for the first nine months of 2021. Lower revenues in the 2022 periods, compared with 2021 periods, primarily reflect reduced operations as a result of a scheduled major maintenance turnaround that was substantially completed by the end of second-quarter 2022 and lower copper prices.

Purchased Copper. We purchase copper cathode primarily for processing by our Rod & Refining operations. The volumes of copper purchases vary depending on cathode production from our operations and totaled 48 million pounds in third-quarter 2022, 28 million pounds in third-quarter 2021, 86 million pounds for the first nine months of 2022 and 149 million pounds for the first nine months of 2021. The increase in revenues associated with purchased copper in third-quarter, compared to third-quarter 2021, reflects the impact of higher purchases, partly offset by lower copper prices. The decrease in revenues associated with purchased copper for the first nine months of 2022, compared to the first nine months of 2021, reflects the impact of lower purchases and copper prices.

Treatment Charges. Revenues from our concentrate sales are recorded net of treatment charges (i.e., fees paid to smelters that are generally negotiated annually), which will vary with the sales volumes and the price of copper. The increase in the treatment charges in the 2022 periods primarily reflects higher copper sales volumes.

Royalties and Export Duties. Royalties are primarily on PT-FI sales and vary with the volume of metal sold and the prices of copper and gold. PT-FI currently pays duties on concentrate exports of 5 percent, declining to 2.5 percent when development progress for additional smelting capacity in Indonesia exceeds 30 percent, and eliminated when development progress for additional smelting capacity in Indonesia exceeds 50 percent. Based on current development progress of additional smelting capacity, PT-FI expects export duties to be reduced from the current rate of 5 percent to 2.5 percent by the end of 2022. Lower royalties and export duties in third-quarter 2022, compared to third-quarter 2021, primarily reflect a significant metals price decline beginning in second-quarter 2022. Higher royalties and export duties in the first nine months of 2022, compared to the first nine months of 2021, are primarily associated with increased copper and gold sales volumes, partly offset by the decline in metals prices. Refer to “Operations – Indonesia Mining” for further discussion of the current progress on additional smelting capacity in Indonesia and to Note 9 for a summary of royalty expense and export duties.

Production and Delivery Costs
We continue to experience significant cost pressures, principally associated with energy prices (which represent approximately 20 percent of our site operating costs), labor and for consumables such as sulfuric acid and explosives. These cost pressures resulted in higher consolidated production and delivery costs, which totaled $3.4 billion in third-quarter 2022, $3.0 billion in third-quarter 2021, $9.5 billion for the first nine months of 2022 and $8.9 billion for the first nine months of 2021. Higher costs for the first nine months of 2022 were partly offset by lower costs at Atlantic Copper related to reduced operations as a result of a scheduled major maintenance turnaround that was substantially completed by the end of second-quarter 2022.

Site Production and Delivery Costs Per Pound. Site production and delivery costs for our copper mining operations primarily include labor, energy and other commodity-based inputs, such as sulfuric acid, explosives, steel, reagents, liners and tires. Consolidated site production and delivery costs (before net noncash and other costs) for our copper mines averaged $2.35 per pound of copper in third-quarter 2022, $1.88 per pound of copper in third-quarter 2021, $2.16 per pound of copper for the first nine months of 2022 and $1.92 per pound of copper for the first nine months of 2021.

Higher consolidated site production and delivery costs per pound of copper for the third quarter and first nine months of 2022, compared with the third quarter and first nine months of 2021, primarily reflect higher energy prices and increased costs for consumables such as sulfuric acid, explosives, key equipment parts and other supplies and services. Refer to “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements.

Depreciation, Depletion and Amortization
Depreciation will vary under the unit-of-production (UOP) method as a result of changes in sales volumes and the related UOP rates at our mining operations. Consolidated depreciation, depletion and amortization (DD&A) totaled $508 million in third-quarter 2022, $528 million in third-quarter 2021, $1.5 billion for the first nine months of 2022 and $1.4 billion for the first nine months of 2021.

Metals Inventory Adjustments
Metals inventory adjustments totaled $25 million in third-quarter 2022, $14 million in third-quarter 2021, $43 million for the first nine months of 2022, and $15 million for the first nine months of 2021, primarily reflecting net realizable value (NRV) inventory adjustments related to lower market prices for copper and higher costs associated with revised estimated recoverable copper at El Abra. Metals inventory adjustments for the 2022 periods also include stockpile write-offs at Cerro Verde ($1 million in third-quarter 2022 and $10 million for the first nine months of 2022).

Interest Expense, Net
Consolidated interest costs (before capitalization) totaled $182 million in third-quarter 2022, $157 million in third-quarter 2021, $524 million for the first nine months of 2022 and $482 million for the first nine months of 2021. Higher interest costs (before capitalization) in the 2022 periods are primarily related to PT-FI's senior notes that were issued in April 2022. Substantially all of our outstanding debt is fixed rate.

Capitalized interest varies with the level of qualifying assets associated with our development projects and average interest rates on our borrowings. Capitalized interest totaled $42 million in third-quarter 2022, $19 million in third-quarter 2021, $101 million for the first nine months of 2022 and $51 million for the first nine months of 2021. The increase in capitalized interest in the 2022 periods, compared with the 2021 periods, is related to major mining projects primarily associated with underground development activities in the Grasberg minerals district and development of the greenfield smelter in Indonesia. Refer to “Capital Resources and Liquidity – Investing Activities” for discussion of capital expenditures associated with our major development projects.

Net Gain on Sale of Assets
Net gain on sales of assets totaled $60 million in third-quarter 2021 and $63 million for the first nine months of 2021, primarily reflecting the sale of Freeport Cobalt.

Net Gain on Early Extinguishment of Debt
Net gain on early extinguishment of debt totaled $20 million in third-quarter 2022 associated with senior note purchases and $28 million for the first nine months of 2022, consisting of $38 million associated with senior note purchases, partly offset by a charge of $10 million associated with the repayment of the PT-FI term loan. Refer to Note 5 for further discussion.

Income Taxes
Following is a summary of the approximate amounts used in the calculation of our consolidated income tax provision (in millions, except percentages):

	Nine Months Ended September 30,
	2022					2021
	Income (Loss)[a]	Effective Tax Rate		Income Tax (Provision) Benefit		Income (Loss)[a]	Effective Tax Rate		Income Tax (Provision) Benefit
U.S.[b]	$854	1%	[c]	$(5)		$1,324	1%	[c]	$(7)
South America	802	36%		(287)	[d]	1,425	40%		(576)
Indonesia	3,480	39%		(1,363)		2,940	37%		(1,101)	[e]
Eliminations and other	43	N/A		(25)		(3)	N/A		19
Rate adjustment[f]	—	N/A		(30)		—	N/A		(9)
Consolidated FCX	$5,179	33%		$(1,710)		$5,686	29%		$(1,674)

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
d.Includes a tax credit of $31 million ($16 million net of noncontrolling interest) primarily associated with completion of Cerro Verde's 2016 tax audit.
e.Includes net tax benefits of $69 million ($55 million net of noncontrolling interest) associated with the release of a portion of the valuation allowances recorded against PT Rio Tinto Indonesia NOLs and $24 million ($19 million net of noncontrolling interest) primarily associated with the reversal of a tax reserve related to the treatment of prior year contractor support costs; partly offset by a tax charge of $10 million ($8 million net of noncontrolling interest) associated with the audit of PT-FI's 2019 tax returns.
f.In accordance with applicable accounting rules, we adjust our interim provision for income taxes equal to our consolidated tax rate.

Assuming achievement of current sales volume and cost estimates and average prices of $3.50 per pound for copper, $1,700 per ounce for gold and $18.00 per pound for molybdenum in fourth-quarter 2022, we estimate our consolidated effective tax rate for the year 2022 would approximate 34 percent (which would result in a 38 percent effective tax rate in fourth-quarter 2022). Changes in projected sales volumes and average prices during fourth-quarter 2022 would incur tax impacts at estimated effective rates of 40 percent for Peru, 38 percent for Indonesia and 0 percent for the U.S.

On August 16, 2022, the U.S. Inflation Reduction Act of 2022 (the Inflation Reduction Act) was signed into law, which includes, among other provisions, (i) a new corporate alternative minimum tax of 15 percent on the adjusted financial statement income (AFSI) of corporations with average AFSI exceeding $1.0 billion over a three-year period and (ii) a new excise tax of 1 percent on the fair market value of net corporate stock repurchases. The provisions of the Inflation Reduction Act are effective for tax years beginning after December 31, 2022. We continue to analyze the impacts of the Inflation Reduction Act on our future results of operations.

OPERATIONS

Responsible Production
2021 Climate Report. In September 2022, we published our updated Climate Report which details our ongoing initiatives to reduce our greenhouse gas (GHG) emissions, improve energy efficiency, evaluate and integrate the use of lower carbon and renewable energy sources and enhance our resilience to future climate-related risks. We continue to advance GHG emissions reduction initiatives across our global operations and established our 2030 GHG reduction targets that collectively cover nearly 100 percent of our Scope 1 and 2 GHG emissions.

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

ICMM. We are a founding member of the International Council on Mining & Metals (ICMM), an organization dedicated to a safe, fair and sustainable mining and metals industry, aiming continuously to strengthen ESG performance across the global mining and metals industry. As a member company, we are required to implement the 10 Mining Principles which define good ESG practices, and associated position statements, while also meeting 39 performance expectations and producing an externally verified sustainability report in accordance with the Global Reporting Initiative Standards subject to the ICMM Assurance & Validation Procedure.

Leaching Innovation Initiatives
We are advancing efforts to improve copper recovery from all ore types using leaching processes. Several initiatives ongoing across our North America and South America operations incorporate new applications, technologies and data analytics. We believe these leaching innovation initiatives provide potential opportunities to produce incremental copper from our large existing leach stockpiles and lower-grade material currently classified as waste. Initial results support the potential for incremental low-cost additions to our production and reserve profile.

Feasibility and Optimization Studies
We are engaged in various studies associated with potential future expansion projects primarily at our mining operations. The costs for these studies are charged to production and delivery costs as incurred and totaled $34 million in third-quarter 2022, $20 million in third-quarter 2021, $84 million for the first nine months of 2022 and $36 million for the first nine months of 2021. We estimate the costs of these studies will approximate $160 million for the year 2022 (including approximately $75 million in fourth-quarter 2022), compared with approximately $60 million for the year 2021, subject to market conditions and other factors.

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

Lone Star is increasing its operating rates to achieve targeted production of approximately 300 million pounds of copper per year from oxide ores by 2023 (compared with the initial design capacity of 200 million pounds per year). The oxide project at Lone Star advances the opportunity for development of the underlying, large-scale sulfide resources. We are also increasing exploration in the area to support metallurgical testing and mine development planning for a potential significant long-term investment to build additional scale on an economically attractive basis.

We are planning an expansion to double the concentrator capacity of the Bagdad operation in northwest Arizona. We are engaging stakeholders and conducting a feasibility study, which is expected to be completed in 2023. The timing of future development will be dependent on market conditions and other economic factors.

Operating Data. Following is summary consolidated operating data for the North America copper mines:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating Data, Net of Joint Venture Interests
Copper (millions of recoverable pounds)
Production	373	377	1,109	1,090
Sales, excluding purchases	361	375	1,131	1,072
Average realized price per pound	$3.57	$4.34	$4.17	$4.24

Molybdenum (millions of recoverable pounds)
Production[a]	7	9	22	26

100% Operating Data
Leach operations
Leach ore placed in stockpiles (metric tons per day)	622,200	579,100	684,200	656,900
Average copper ore grade (percent)	0.30	0.30	0.29	0.29
Copper production (millions of recoverable pounds)	260	270	759	797

Mill operations
Ore milled (metric tons per day)	294,600	274,300	297,600	269,000
Average ore grade (percent):
Copper	0.36	0.39	0.37	0.38
Molybdenum	0.02	0.03	0.02	0.03
Copper recovery rate (percent)	82.3	81.6	82.2	80.9
Copper production (millions of recoverable pounds)	174	170	538	476

a.Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at the North America copper mines.

Our consolidated copper sales volumes from North America totaled 361 million pounds in third-quarter 2022, 375 million pounds in third-quarter 2021, and 1.1 billion pounds for both the first nine months of 2022 and 2021. The changes in sales volumes for the 2022 periods, compared with the 2021 periods, primarily reflect timing of shipments as production volumes in the 2022 periods approximated the 2021 periods.

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

	Three Months Ended September 30,
	2022				2021
	By- Product Method		Co-Product Method		By- Product Method		Co-Product Method
			Copper	Molyb- denum[a]			Copper	Molyb- denum[a]
Revenues, excluding adjustments	$3.57		$3.57	$16.75	$4.34		$4.34	$16.69

Site production and delivery, before net noncash and other costs shown below	2.76		2.51	15.60	2.12		1.93	8.97
By-product credits	(0.30)		—	—	(0.39)		—	—
Treatment charges	0.10		0.09	—	0.09		0.09	—
Unit net cash costs	2.56		2.60	15.60	1.82		2.02	8.97
DD&A	0.28		0.25	0.95	0.25		0.23	0.73
Metals inventory adjustments	0.01		0.01	—	0.03		0.03	—
Noncash and other costs, net	0.10	[b]	0.09	0.60	0.08	[b]	0.08	0.23
Total unit costs	2.95		2.95	17.15	2.18		2.36	9.93
Revenue adjustments, primarily for pricing on prior period open sales	(0.06)		(0.06)	—	(0.02)		(0.02)	—
Gross profit (loss) per pound	$0.56		$0.56	$(0.40)	$2.14		$1.96	$6.76

Copper sales (millions of recoverable pounds)	361		361		375		375
Molybdenum sales (millions of recoverable pounds)[a]				7				9

	Nine Months Ended September 30,
	2022				2021
	By- Product Method		Co-Product Method		By- Product Method		Co-Product Method
			Copper	Molyb- denum[a]			Copper	Molyb- denum[a]
Revenues, excluding adjustments	$4.17		$4.17	$17.87	$4.24		$4.24	$13.09

Site production and delivery, before net noncash and other costs shown below	2.54		2.33	12.87	2.11		1.95	7.54
By-product credits	(0.33)		—	—	(0.32)		—	—
Treatment charges	0.10		0.10	—	0.09		0.09	—
Unit net cash costs	2.31		2.43	12.87	1.88		2.04	7.54
DD&A	0.27		0.25	0.88	0.26		0.24	0.59
Metals inventory adjustments	0.01		0.01	—	0.01		0.01	—
Noncash and other costs, net	0.09	[b]	0.08	0.40	0.10	[b]	0.09	0.12
Total unit costs	2.68		2.77	14.15	2.25		2.38	8.25
Revenue adjustments, primarily for pricing on prior period open sales	(0.01)		(0.01)	—	0.01		0.01	—
Gross profit per pound	$1.48		$1.39	$3.72	$2.00		$1.87	$4.84

Copper sales (millions of recoverable pounds)	1,131		1,131		1,072		1,072
Molybdenum sales (millions of recoverable pounds)[a]				22				26

a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.
b.Includes $0.06 per pound of copper in third-quarter 2022, $0.03 per pound of copper in third-quarter 2021, $0.04 per pound of copper for the first nine months of 2022 and $0.02 per pound of copper for the first nine months of 2021 for feasibility and optimization studies.

Our North America copper mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Our mining operations continue to experience significant cost inflation, principally associated with higher energy and other input costs, resulting in higher average unit net cash costs (net of by-product credits) for the North America copper mines of $2.56 per pound of copper in third-quarter 2022 and $2.31 per pound for the first nine months of 2022, compared with $1.82 per pound in third-quarter 2021 and $1.88 per pound for the first nine months of 2021. Third-quarter 2022 also reflects lower molybdenum by-product credits primarily associated with lower molybdenum volumes.

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

Average unit net cash costs (net of by-product credits) for our North America copper mines are expected to approximate $2.35 per pound of copper for the year 2022, based on achievement of current sales volume and cost estimates and assuming an average molybdenum price of $18.00 per pound in fourth-quarter 2022. North America’s average unit net cash costs for the year 2022 would change by approximately $0.01 per pound for each $2 per pound change in the average price of molybdenum in fourth-quarter 2022.

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

Operating and Development Activities. During third-quarter 2022, milling rates at Cerro Verde's concentrator averaged 403,900 metric tons of ore per day and are currently expected to average over 400,000 metric tons of ore per day in fourth-quarter 2022.

Operating rates at El Abra have returned to pre-COVID-19 levels and increased mining and stacking activities are expected to result in an approximate 30 percent increase in El Abra copper production for the year 2022, compared with the year 2021.

El Abra's large sulfide resource supports a potential major mill project similar to the large-scale concentrator constructed at Cerro Verde in 2015. Technical and economic studies continue to be evaluated to determine the optimal scope and timing for the sulfide project. We are considering options to invest in water infrastructure to provide options to extend existing operations, while continuing to monitor potential changes in Chile’s regulatory and fiscal matters. We will defer major investment decisions pending clarity on Chile’s regulatory and fiscal matters.

Operating Data. Following is summary consolidated operating data for South America mining:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Copper (millions of recoverable pounds)
Production	302	260	862	764
Sales	293	280	845	769
Average realized price per pound	$3.47	$4.12	$3.73	$4.21

Molybdenum (millions of recoverable pounds)
Production[a]	4	5	18	14

Leach operations
Leach ore placed in stockpiles (metric tons per day)	175,200	171,600	157,700	171,900
Average copper ore grade (percent)	0.34	0.30	0.35	0.33
Copper production (millions of recoverable pounds)	85	62	217	188

Mill operations
Ore milled (metric tons per day)	403,900	380,300	408,500	381,500
Average ore grade (percent):
Copper	0.32	0.31	0.32	0.30
Molybdenum	0.01	0.01	0.01	0.01
Copper recovery rate (percent)	85.4	86.1	85.5	86.3
Copper production (millions of recoverable pounds)	217	199	645	576
a.Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at Cerro Verde.

Our consolidated copper sales volumes from South America totaled 293 million pounds in third-quarter 2022, 280 million pounds in third-quarter 2021, 845 million pounds for the first nine months of 2022 and 769 million pounds for the first nine months of 2021. Higher copper sales volumes in the 2022 periods, compared with the 2021 periods, primarily reflect higher mining and milling rates and higher ore grades.

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

	Three Months Ended September 30,
	2022		2021
	By-Product Method	Co-Product Method	By-Product Method	Co-Product Method
Revenues, excluding adjustments	$3.47	$3.47	$4.12	$4.12

Site production and delivery, before net noncash and other costs shown below	2.60	2.47	2.14	1.96
By-product credits	(0.16)	—	(0.38)	—
Treatment charges	0.13	0.14	0.13	0.13
Royalty on metals	0.01	—	0.01	0.01
Unit net cash costs	2.58	2.61	1.90	2.10
DD&A	0.34	0.32	0.40	0.36
Metals inventory adjustments	0.07	0.07	—	—
Noncash and other costs, net	0.09	0.08	0.07	0.06
Total unit costs	3.08	3.08	2.37	2.52
Revenue adjustments, primarily for pricing on prior period open sales	(0.25)	(0.25)	(0.03)	(0.03)
Gross profit per pound	$0.14	$0.14	$1.72	$1.57

Copper sales (millions of recoverable pounds)	293	293	280	280

	Nine Months Ended September 30,
	2022		2021
	By-Product Method	Co-Product Method	By-Product Method		Co-Product Method
Revenues, excluding adjustments	$3.73	$3.73	$4.21		$4.21

Site production and delivery, before net noncash and other costs shown below	2.50	2.33	2.20	[a]	2.04
By-product credits	(0.31)	—	(0.31)		—
Treatment charges	0.15	0.15	0.13		0.13
Royalty on metals	0.01	0.01	0.01		0.01
Unit net cash costs	2.35	2.49	2.03		2.18
DD&A	0.35	0.32	0.40		0.36
Metals inventory adjustments	0.04	0.04	—		—
Noncash and other costs, net	0.07	0.06	0.07		0.06
Total unit costs	2.81	2.91	2.50		2.60
Revenue adjustments, primarily for pricing on prior period open sales	0.04	0.04	0.13		0.13
Gross profit per pound	$0.96	$0.86	$1.84		$1.74

Copper sales (millions of recoverable pounds)	845	845	769		769

a.Includes $0.10 per pound of copper for the first nine months of 2021 associated with nonrecurring labor-related costs at Cerro Verde.

Our South America mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Our mining operations continue to experience significant cost inflation, principally associated with higher energy and other input costs, resulting in higher average unit net cash costs (net of by-product credits) for South America mining of $2.58 per pound of copper in third-quarter 2022 and $2.35 per pound of copper for the first nine months of 2022, compared with $1.90 per pound of copper in third-quarter 2021 and $2.03 per pound of copper for the first nine months of 2021. Third-quarter 2022, compared with third-quarter 2021, also reflects lower molybdenum by-product credits primarily associated with lower molybdenum prices and volumes.

As discussed in Note 3, a change in estimate of recoverable copper in the existing leach stockpile at El Abra resulted in a 135-million-pound reduction to its work in-process inventory volumes, which resulted in a higher average cost per pound of copper. Lower copper prices combined with a higher average cost per pound of copper resulted in the recognition of NRV adjustments at El Abra in third-quarter 2022 (refer to Note 3).

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

Average unit net cash costs (net of by-product credits) for South America mining are expected to approximate $2.38 per pound of copper for the year 2022, based on current sales volume and cost estimates and assuming an average price of $18.00 per pound of molybdenum in fourth-quarter 2022.

In September 2022, El Abra and its two workers' unions signed new collective labor agreements (CLAs), which expire on April 30, 2026. No significant charges are expected to be recorded associated with the new CLAs.

Indonesia Mining
PT-FI operates one of the world’s largest copper and gold mines at the Grasberg minerals district in Papua, Indonesia. PT-FI produces copper concentrate that contains significant quantities of gold and silver. We have a 48.76 percent interest in PT-FI and manage its mining operations. As further discussed in Note 3 of our 2021 Form 10-K, under the terms of the 2018 shareholders agreement, our economic interest in PT-FI approximates 81 percent through 2022, and 48.76 percent thereafter. PT-FI’s results are consolidated in our financial statements.

Substantially all of PT-FI’s copper concentrate is sold under long-term contracts. During the first nine months of 2022, 35 percent of PT-FI’s concentrate production was sold to PT Smelting (PT-FI’s 39.5-percent owned copper smelter and refinery in Gresik, Indonesia). See “Smelting and Refining” below for a discussion of PT-FI’s tolling arrangement with PT Smelting commencing in 2023.

Operating and Development Activities. PT-FI currently has three underground operating mines in the Grasberg minerals district: Grasberg Block Cave, Deep Mill Level Zone (DMLZ) and Big Gossan. In late 2021, PT-FI achieved quarterly copper and gold production volumes approximating 100 percent of projected annualized levels of approximately 1.6 billion pounds of copper and 1.6 million ounces of gold.

PT-FI's milling rates for ore produced from its underground mines averaged 190,800 metric tons of ore per day for the first nine months of 2022, and PT-FI expects to achieve a similar milling rate in fourth-quarter 2022. The installation of additional milling facilities at PT-FI is currently expected to be completed in the second half of 2023, which would increase milling capacity to approximately 240,000 metric tons of ore per day and provide for continued annualized copper and gold production volumes of approximately 1.6 billion pounds of copper and 1.6 million ounces of gold. PT-FI is also advancing a mill recovery project with the installation of a new copper cleaner circuit that is expected to be completed in the first half of 2024, and is expected to provide incremental metal production of approximately 60 million pounds of copper and 40 thousand ounces of gold per year.
For the year 2022, PT-FI's estimated capital spending on the Grasberg Block Cave and DMLZ underground projects, including construction of a dual-fuel power plant, is expected to approximate $1.0 billion, net of scheduled contributions from PT Indonesia Asahan Aluminium (Persero) (PT Inalum, also known as MIND ID). In accordance with applicable accounting guidance, the aggregate costs (before scheduled contributions from PT Inalum), which are expected to approximate $1.2 billion for the year 2022, will be reflected as an investing activity in our cash flow statement, and contributions from PT Inalum will be reflected as a financing activity.

Kucing Liar. PT-FI commenced long-term mine development activities for its Kucing Liar deposit during 2021, which is expected to produce over 6 billion pounds of copper and 5 million ounces of gold between 2028 and the end of 2041. Pre-production development activities will occur over an approximate 10-year timeframe, and capital investments are expected to average approximately $400 million per year over the next 10 years (including approximately $130 million for the year 2022). At full operating rates, annual production from Kucing Liar is expected to approximate 600 million pounds of copper and 500 thousand ounces of gold, providing PT-FI with sustained long-term, large-scale and low-cost production. Kucing Liar will benefit from substantial shared infrastructure and PT-FI's experience and long-term success in block-cave mining.

Indonesia Smelter. In connection with PT-FI’s 2018 agreement with the Indonesia government to secure the extension of its long-term mining rights, PT-FI committed to construct additional domestic smelting capacity totaling 2 million metric tons of concentrate per year by the end of 2023 (subject to force majeure provisions). In accordance with Indonesia regulations, PT-FI submits a smelter progress report to the Indonesia government for review every six months (refer to Note 8).

PT-FI is actively engaged in the following projects for additional domestic smelting capacity:
•Construction of a greenfield smelter in Gresik, Indonesia with a capacity to process approximately 1.7 million metric tons of copper concentrate per year. The smelter construction is advancing and is expected to be completed as soon as feasible in 2024 at an estimated cost of $3.0 billion, including $2.8 billion for a construction contract (excluding capitalized interest, owner’s costs and commissioning) and $0.2 billion for investment in a desalinization plant.
•Expansion of PT Smelting's capacity by 30 percent to 1.3 million metric tons of concentrate per year, which is expected to be completed by the end of 2023. PT-FI completed agreements in November 2021 with the majority owner of PT Smelting to implement the expansion plans. PT-FI is funding the cost of the expansion, estimated to approximate $250 million, with a loan that will convert to equity, increasing ownership in PT Smelting from a 39.5 percent ownership interest to a majority ownership interest once the expansion is complete. PT-FI will consolidate PT Smelting's results following the increase to a majority ownership.
•Construction of a PMR to process gold and silver from the greenfield smelter and PT Smelting at an estimated cost of $400 million.

Capital expenditures for the Indonesia smelter projects are being funded with proceeds from PT-FI's senior notes and its available revolving credit facility.

Construction of the additional domestic smelter capacity will result in the elimination of export duties, providing an offset to the economic cost associated with the Indonesia smelter projects. Based on current development progress of additional smelting capacity, PT-FI expects export duties to be reduced from the current rate of 5 percent to 2.5 percent by the end of 2022.

Mining Rights. PT-FI and the Indonesia government have begun preliminary discussions regarding the extension of PT-FI's mining rights under its special mining license (IUPK) beyond 2041. PT-FI believes an extension beyond 2041 would enable continuity of operations and the identification of additional resource development opportunities in the Grasberg minerals district.

Operating Data. Following is summary consolidated operating data for Indonesia mining:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Copper (millions of recoverable pounds)
Production	381	350	1,169	956
Sales	406	378	1,195	946
Average realized price per pound	$3.45	$4.11	$3.71	$4.21

Gold (thousands of recoverable ounces)
Production	445	371	1,330	968
Sales	476	399	1,356	957
Average realized price per ounce	$1,683	$1,757	$1,786	$1,780

Ore extracted and milled (metric tons per day):
Grasberg Block Cave underground mine	100,600	76,500	100,900	64,300
DMLZ underground mine	81,400	59,700	79,000	53,500
Big Gossan underground mine	7,600	7,400	7,500	7,500
Other adjustments[a]	(900)	13,800	3,400	16,300
Total	188,700	157,400	190,800	141,600
Average ore grades:
Copper (percent)	1.17	1.30	1.20	1.32
Gold (grams per metric ton)	1.07	1.05	1.06	1.04
Recovery rates (percent):
Copper	90.1	90.1	89.8	90.0
Gold	77.2	78.6	77.9	77.8
a.Also includes ore extracted and milled from the Deep Ore Zone underground mine ore body, which was depleted at the end of 2021.

Our consolidated copper and gold sales from PT-FI totaled 406 million pounds and 476 thousand ounces in third-quarter 2022 and 1.2 billion pounds and 1.4 million ounces for the first nine months of 2022, compared with copper and gold sales of 378 million pounds and 399 thousand ounces in third-quarter 2021 and 946 million pounds and 957 thousand ounces for the first nine months of 2021. The increase in sales volumes for the 2022 periods, primarily reflects increased operating rates at the Grasberg minerals district, partially offset by lower copper ore grades.

Consolidated sales volumes from PT-FI are expected to approximate 1.6 billion pounds of copper and 1.8 million ounces of gold for the year 2022.

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

	Three Months Ended September 30,
	2022				2021
	By-Product Method		Co-Product Method		By-Product Method	Co-Product Method
			Copper	Gold		Copper	Gold
Revenues, excluding adjustments	$3.45		$3.45	$1,683	$4.11	$4.11	$1,757

Site production and delivery, before net noncash and other credits shown below	1.81	[a]	1.13	553	1.46	0.99	424
Gold and silver credits	(2.00)		—	—	(1.97)	—	—
Treatment charges	0.23		0.15	72	0.24	0.16	69
Export duties	0.20		0.12	61	0.19	0.13	54
Royalty on metals	0.20		0.12	67	0.25	0.18	63
Unit net cash costs	0.44		1.52	753	0.17	1.46	610
DD&A	0.65		0.41	200	0.74	0.50	215
Noncash and other credits, net	(0.02)	[b]	(0.01)	(7)	—	—	—
Total unit costs	1.07		1.92	946	0.91	1.96	825
Revenue adjustments, primarily for pricing on prior period open sales	(0.39)		(0.39)	(36)	—	—	16
PT Smelting intercompany profit (loss)	0.15		0.09	45	(0.04)	(0.03)	(12)
Gross profit per pound/ounce	$2.14		$1.23	$746	$3.16	$2.12	$936

Copper sales (millions of recoverable pounds)	406		406		378	378
Gold sales (thousands of recoverable ounces)				476			399

	Nine Months Ended September 30,
	2022				2021
	By-Product Method		Co-Product Method		By-Product Method	Co-Product Method
			Copper	Gold		Copper	Gold
Revenues, excluding adjustments	$3.71		$3.71	$1,786	$4.21	$4.21	$1,780

Site production and delivery, before net noncash and other costs shown below	1.55	[a]	0.99	476	1.49	1.03	434
Gold and silver credits	(2.11)		—	—	(1.91)	—	—
Treatment charges	0.24		0.15	74	0.24	0.17	70
Export duties	0.20		0.13	63	0.15	0.10	45
Royalty on metals	0.24		0.16	70	0.26	0.18	66
Unit net cash costs	0.12		1.43	683	0.23	1.48	615
DD&A	0.65		0.41	199	0.76	0.52	222
Noncash and other costs, net	0.02	[b]	0.01	5	0.01	0.01	1
Total unit costs	0.79		1.85	887	1.00	2.01	838
Revenue adjustments, primarily for pricing on prior period open sales	0.02		0.02	2	0.08	0.08	(5)
PT Smelting intercompany profit (loss)	0.03		0.02	9	(0.11)	(0.08)	(33)
Gross profit per pound/ounce	$2.97		$1.90	$910	$3.18	$2.20	$904

Copper sales (millions of recoverable pounds)	1,195		1,195		946	946
Gold sales (thousands of recoverable ounces)				1,356			957
a.Includes $0.05 per pound of copper in third-quarter 2022 and $0.02 per pound of copper for the first nine months of 2022 for nonrecurring costs associated with PT-FI’s environmental commitments.
b.Includes net credits totaling $0.05 per pound of copper in third-quarter 2022 and $0.02 per pound of copper for the first nine months of 2022 associated with historical tax audits.

PT-FI’s unit net cash costs (net of gold and silver credits) of $0.44 per pound of copper in third-quarter 2022 were higher than $0.17 per pound of copper in third-quarter 2021, primarily reflecting higher energy costs and increased operating rates, partly offset by higher sales volumes. PT-FI’s unit net cash costs (net of gold and silver credits) of

$0.12 per pound of copper for the first nine months of 2022, were lower than $0.23 per pound of copper for the first nine months of 2021, primarily reflecting higher gold and silver credits and copper sales volumes, partially offset by higher energy costs and export duties.

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold.

PT-FI’s export duties totaled $80 million in third-quarter 2022, $71 million in third-quarter 2021, $245 million for the first nine months of 2022 and $145 million for the first nine months of 2021. The increase in export duties for the 2022 periods, compared with the 2021 periods, primarily reflects higher export sales volumes.

PT-FI’s royalties of $81 million in third-quarter 2022 were lower than the $94 million in third-quarter 2021, primarily reflecting lower average copper prices, partially offset by higher sales volumes. PT-FI’s royalties of $281 million for the first nine months of 2022 were higher than the $234 million for the first nine months of 2021, primarily reflecting higher sales volumes, partially offset by lower copper prices.

Because certain assets are depreciated on a straight-line basis, PT-FI’s unit depreciation rate may vary with asset additions and the level of copper production and sales. The decrease in the DD&A rate per pound of copper for the 2022 periods, compared with the 2021 periods, primarily reflects higher volumes associated with increased operating rates and the depletion of the Deep Ore Zone underground mine during 2021, partly offset by significant underground development assets being placed into service.

Revenue adjustments primarily result from changes in prices on provisionally priced copper sales recognized in prior periods. Refer to “Consolidated Results – Revenues” for further discussion of adjustments to prior period provisionally priced copper sales.

PT Smelting intercompany profit (loss) represents the change in the deferral of 39.5 percent of PT-FI’s profit on sales to PT Smelting. Refer to “Smelting and Refining” below for further discussion.

Assuming an average gold price of $1,700 per ounce in fourth-quarter 2022 and achievement of current sales volume and cost estimates, unit net cash costs (net of gold and silver credits) for PT-FI are expected to approximate $0.19 per pound of copper for the year 2022. PT-FI's average unit net cash costs for the year 2022 would change by approximately $0.04 per pound of copper for each $100 per ounce change in the average price of gold in fourth-quarter 2022.

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

Operating and Development Activities. Production from the Molybdenum mines totaled 8 million pounds of molybdenum in third-quarter 2022, 9 million pounds in third-quarter 2021 and 23 million pounds for both the first nine months of 2022 and 2021. Refer to “Consolidated Results” for our consolidated molybdenum operating data, which includes sales of molybdenum produced at our Molybdenum mines and from our North America and South America copper mines. Refer to “Outlook” for projected consolidated molybdenum sales volumes.

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

Average unit net cash costs for our Molybdenum mines of $12.10 per pound of molybdenum in third-quarter 2022 and $11.22 per pound of molybdenum for the first nine months of 2022 were higher than average unit net cash costs of $8.54 per pound of molybdenum for both the third-quarter 2021 and the first nine months of 2021, primarily reflecting increased contract labor and higher energy and other input costs. Based on current sales volume and cost estimates, average unit net cash costs for the Molybdenum mines are expected to approximate $11.45 per pound of molybdenum for the year 2022.

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

Atlantic Copper smelts and refines copper concentrate and markets refined copper and precious metals in slimes. During the first nine months of 2022, Atlantic Copper’s concentrate purchases included 37 percent from our copper mining operations and 63 percent from third parties.

Atlantic Copper’s major maintenance turnarounds typically occur approximately every eight years, with shorter-term maintenance turnarounds in the interim. Atlantic Copper substantially completed a 78-day major maintenance turnaround in second-quarter 2022 and incurred maintenance charges and idle facility costs totaling $41 million for the first nine months of 2022.

Our Miami smelter completed a major maintenance turnaround in second-quarter 2021 and incurred maintenance charges and idle facility costs totaling $87 million for the first nine months of 2021. Major maintenance turnarounds at the Miami smelter are anticipated to occur approximately every two or three years, with the next major maintenance turnaround scheduled for the first half of 2024.

PT-FI’s current contract with PT Smelting provides for PT-FI to supply 100 percent of the copper concentrate requirements (subject to a minimum or maximum treatment charge rate) necessary for PT Smelting to produce 205,000 metric tons of copper annually on a priority basis. PT-FI may also sell copper concentrate to PT Smelting at market rates for quantities in excess of 205,000 metric tons of copper annually.

Commencing in 2023, PT-FI's commercial arrangement with PT Smelting will convert to a tolling arrangement. PT-FI will pay PT Smelting a tolling fee to smelt and refine its concentrate and will retain title of all products for sale to third parties. This is not expected to result in a significant change in PT-FI's economics but will impact the timing of PT-FI's sales during 2023. We estimate that approximately 80 million pounds of copper and 130 thousand ounces of gold from PT-FI’s production in first-quarter 2023 will be deferred in inventory until final sale later in 2023.

We defer recognizing profits on sales from our mining operations to Atlantic Copper and on 39.5 percent of PT-FI’s sales to PT Smelting until final sales to third parties occur. Changes in these deferrals attributable to variability in intercompany volumes resulted in net additions (reductions) to operating income totaling $33 million ($14 million to net income attributable to common stock) in third-quarter 2022, $41 million ($48 million to net income attributable to common stock) in third-quarter 2021, $73 million ($37 million to net income attributable to common stock) for the first nine months of 2022 and $(144) million ($(97) million to net income attributable to common stock) for the first nine months of 2021. Our net deferred profits on our inventories at Atlantic Copper and PT Smelting to be recognized in future periods’ net income attributable to common stock totaled $105 million at September 30, 2022. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices will result in variability in our net deferred profits and quarterly earnings.

CAPITAL RESOURCES AND LIQUIDITY

Our consolidated operating cash flows vary with sales volumes; prices realized from copper, gold and molybdenum sales; production costs; income taxes; other working capital changes; and other factors. We believe the actions we have taken in recent years to build a solid balance sheet, successfully expand low-cost operations and maintain flexible growth options while maintaining sufficient liquidity, will allow us to continue to execute our business plans in a prudent manner despite current economic uncertainty while preserving substantial future asset values. We are closely monitoring market conditions and will continue to adjust our operating plans to protect liquidity and preserve our asset values, if necessary. We will maintain a solid balance sheet and strong liquidity position as we focus on building long-term value in our business, executing our operating plans safely, responsibly and efficiently, and prudently managing costs and capital expenditures.

Based on current sales volume, cost and metal price estimates discussed in “Outlook,” our projected consolidated operating cash flows for the year 2022 of $4.7 billion are expected to exceed projected capital expenditures of $2.7 billion, which excludes $0.9 billion of projected capital expenditures for the Indonesia smelter projects that are being funded with proceeds from PT-FI’s senior notes and its available revolving credit facility. Projected capital expenditures for the year 2022 include $1.8 billion for major mining projects associated with underground mine development in the Grasberg minerals district (including activities at Kucing Liar and supporting mill and power capital costs) and advancement of expansion projects at El Abra and Lone Star.

We have cash on hand and the financial flexibility to fund capital expenditures and our other cash requirements for the year, including noncontrolling interest distributions, income tax payments, debt repayments, common stock dividends (base and variable) and any share repurchases. At September 30, 2022, we had $8.6 billion in consolidated cash and cash equivalents. In October 2022, we entered into a new $3.0 billion, five-year, fully available unsecured revolving credit facility that replaced our prior revolving credit facility. In addition, PT-FI and Cerro Verde have $1.3 billion and $350 million, respectively, of availability under their revolving credit facilities.

Financial Policy. Our financial policy is aligned with our strategic objectives of maintaining a solid balance sheet and increasing cash returns to shareholders while advancing opportunities for future growth. The policy includes a base dividend and a performance-based payout framework, whereby up to 50 percent of available cash flows generated after planned capital spending and distributions to noncontrolling interest would be allocated to shareholder returns and the balance to debt reduction and investments in value enhancing growth projects, subject to us maintaining our net debt at a level not to exceed the net debt target of $3.0 billion to $4.0 billion (excluding project debt for additional smelting capacity in Indonesia). The Board will review the structure of the performance-based payout framework at least annually.

At September 30, 2022, our net debt, excluding net debt for the Indonesia smelter projects, totaled $1.3 billion. Refer to "Net Debt."

Cash
Following is a summary of the U.S. and international components of consolidated cash and cash equivalents available to the parent company, excluding cash committed for the Indonesia smelter projects and net of noncontrolling interests’ share, taxes and other costs at September 30, 2022 (in billions):

Cash at domestic companies	$4.6
Cash at international operations	4.0
Total consolidated cash and cash equivalents	8.6
Cash for Indonesia smelter projects	(2.2)	[a]
Noncontrolling interests’ share	(0.6)
Cash, net of noncontrolling interests’ share	5.8
Withholding taxes	(0.1)
Net cash available	$5.7
a.Remaining net proceeds from PT-FI's April 2022 senior notes offering.

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

Debt
At September 30, 2022, we had consolidated debt of $10.7 billion, with a weighted-average interest rate of 5.0 percent. Substantially all of our outstanding debt is fixed rate. We had no borrowings outstanding and $8 million in letters of credit issued under our $3.5 billion revolving credit facility. Additionally, at September 30, 2022, no amounts were drawn under PT-FI’s $1.3 billion revolving credit facility or Cerro Verde’s $350 million revolving credit facility.

In October 2022, we entered into a new $3.0 billion, five-year, unsecured revolving credit facility that replaced our prior revolving credit facility. Refer to Note 5 for further discussion.

Operating Activities
We generated operating cash flows of $4.1 billion (net of $1.0 billion of working capital and other uses) for the first nine months of 2022 and $5.4 billion (including $0.4 billion of working capital and other sources) for the first nine months of 2021. Lower operating cash flows for the first nine months of 2022, compared with the first nine months of 2021, primarily reflect an increase in income tax payments at our international operations and lower copper prices, partly offset by higher copper and gold sales volumes, and other working capital changes.

Additionally, for the first nine months of 2021, Cerro Verde made payments totaling $421 million associated with the balance of its royalty dispute liabilities.

Investing Activities
Capital Expenditures. Capital expenditures, including capitalized interest, totaled $2.4 billion for the first nine months of 2022, including approximately $1.2 billion for major mining projects primarily associated with underground development activities in the Grasberg minerals district and $0.5 billion for the Indonesia smelter projects. Capital expenditures for the Indonesia smelter projects are being funded with proceeds from PT-FI's senior notes and its available revolving credit facility. Refer to “Outlook” for further discussion of projected capital expenditures for the year 2022.

Capital expenditures, including capitalized interest, totaled $1.3 billion for the first nine months of 2021, including approximately $0.9 billion for major mining projects primarily associated with underground development activities in the Grasberg minerals district and $0.1 billion for the Indonesia smelter projects.

Proceeds from Sale of Freeport Cobalt. In September 2021, we completed the sale of Freeport Cobalt to Jervois Global Limited (Jervois) for $208 million, including net cash proceeds of $150 million and shares of Jervois.

Proceeds from Sales of Assets. Proceeds from sales of assets totaled $102 million for the first nine months of 2022 and $21 million for the first nine months of 2021. In May 2022, we sold all of the shares we owned in Jervois for proceeds of $60 million.

Loans to PT Smelting for Expansion. PT-FI made loans to PT Smelting totaling $51 million during the first nine months of 2022 to fund PT Smelting’s expansion project.

Acquisition of Minority Interest in PT Smelting. On April 30, 2021, PT-FI acquired 14.5 percent of the outstanding common stock of PT Smelting for $33 million, increasing its ownership interest from 25 percent to 39.5 percent.

Financing Activities
Debt Transactions. Net borrowings of debt totaled $1.3 billion for the first nine months of 2022 and net payments of debt totaled $39 million for the first nine months of 2021. Net borrowings for the first nine months of 2022 reflected borrowings under PT-FI’s $3.0 billion senior notes offering that was completed in April 2022, partly offset by the repayment of borrowings under PT-FI’s term loan ($0.6 billion) and Cerro Verde’s term loan ($0.3 billion), and repayments of FCX's senior notes in open market transactions ($0.9 billion). Refer to Note 5 for further discussion.

Cash Dividends on Common Stock. We paid cash dividends on our common stock totaling $652 million for the first nine months of 2022 and $220 million for the first nine months of 2021. The declaration and payment of dividends (base or variable) is at the discretion of the Board and will depend on our financial results, cash requirements, business prospects, global economic conditions and other factors deemed relevant by the Board. Refer to Note 5,

Item 1A. “Risk Factors” contained in Part I of our 2021 Form 10-K, “Cautionary Statement” below and discussion of our financial policy above.

Cash Dividends and Distributions Paid to Noncontrolling Interests. Cash dividends and distributions paid to noncontrolling interests at our international operations totaled $625 million for the first nine months of 2022 and $187 million for the first nine months of 2021. Based on the estimates discussed in “Outlook,” we currently expect cash dividends and distributions paid to noncontrolling interests to approximate $0.8 billion for the year 2022. Cash dividends and distributions to noncontrolling interests vary based on the operating results and cash requirements of our consolidated subsidiaries.

Treasury Stock Purchases. In July 2022, the Board authorized an increase in the share repurchase program to up to $5.0 billion. No shares have been purchased since July 11, 2022. We have acquired 47.9 million shares of our common stock for a total cost of $1.8 billion ($38.35 average cost per share), including 35.1 million million shares for a total cost of $1.3 billion ($38.36 average cost per share) during the first nine month of 2022. As of November 4, 2022, $3.2 billion remains available under the share repurchase program. The timing and amount of share repurchases is at the discretion of management and will depend on a variety of factors. The share repurchase program may be modified, increased, suspended or terminated at any time at the Board’s discretion. Refer to Item 1A. “Risk Factors” contained in Part I of our 2021 Form 10-K, “Cautionary Statement” below and discussion of our financial policy above.

Contributions from Noncontrolling Interests. We received equity contributions totaling $142 million for the first nine months of 2022 and $135 million for the first nine months of 2021 from PT Inalum for their share of capital spending on underground mine development projects in the Grasberg minerals district.

Stock-based awards. Proceeds from exercised stock options totaled $106 million for the first nine months of 2022 and $189 million for the first nine months of 2021, and payments for related employee taxes totaled $55 million for the first nine months of 2022 and $19 million for the first nine months of 2021. See Note 10 in our 2021 Form 10-K for a discussion of stock-based awards.

CONTRACTUAL OBLIGATIONS

Other than the debt transactions discussed above and in Note 5, there have been no other material changes in our contractual obligations since December 31, 2021. Refer to Note 13 and Part II, Items 7. and 7A. in our 2021 Form 10-K for information regarding our contractual obligations.

CONTINGENCIES

Environmental Liabilities and AROs
Our current and historical operating activities are subject to stringent laws and regulations governing the protection of the environment. We perform a comprehensive annual review of our environmental liabilities and AROs and also review changes in facts and circumstances associated with these obligations at least quarterly.

Refer to Note 8 for further discussion of increases in our AROs at the Morenci and Bagdad mines. There have been no other significant changes to our environmental liabilities and AROs since December 31, 2021. Updated cost assumptions, including increases and decreases to cost estimates, changes in the anticipated scope and timing of remediation activities, and settlement of environmental matters may result in additional revisions to certain of our environmental liabilities and AROs. Refer to Note 12 in our 2021 Form 10-K, for further information regarding our environmental liabilities and AROs.

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

NET DEBT

Net debt, which we define as consolidated debt less consolidated cash and cash equivalents, is intended to provide investors with information related to the performance-based payout framework in our financial policy, which requires achievement of a net debt target in the range of $3 billion to $4 billion (excluding project debt for additional smelting capacity in Indonesia). This information differs from consolidated debt determined in accordance with U.S. GAAP and should not be considered in isolation or as a substitute for consolidated debt determined in accordance with U.S. GAAP. Our net debt follows, which may not be comparable to similarly titled measures reported by other companies (in billions):

	As of September 30, 2022	As of December 31, 2021
Current portion of debt	$1.0	$0.4
Long-term debt, less current portion	9.7	9.1
Consolidated debt	10.7	9.5
Less: consolidated cash and cash equivalents	8.6	8.1
FCX net debt	2.1	1.4
Less: net debt for Indonesia smelter projects[a]	0.8	0.2
FCX net debt, excluding Indonesia smelter projects	$1.3	$1.2
a.Includes consolidated debt of $3.0 billion and consolidated cash and cash equivalents of $2.2 billion as of September 30, 2022, and consolidated debt of $0.4 billion and consolidated cash and cash equivalents of $0.2 billion as of December 31, 2021.

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

We show revenue adjustments for prior period open sales as a separate line item. Because these adjustments do not result from current period sales, these amounts have been reflected separately from revenues on current period sales. Noncash and other costs (credits), net, which are removed from site production and delivery costs in the calculation of unit net cash costs, consist of items such as stock-based compensation costs, long-lived asset impairments, idle facility costs, restructuring and/or unusual charges (credits). As discussed above, gold, molybdenum and other metal revenues at copper mines are reflected as credits against site production and delivery costs in the by-product method. The following schedules are presentations under both the by-product and co-product methods together with reconciliations to amounts reported in our consolidated financial statements.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2022
(In millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,293		$1,293	$111	$38	$1,442
Site production and delivery, before net noncash and other costs shown below	1,000		908	104	31	1,043
By-product credits	(106)		—	—	—	—
Treatment charges	35		33	—	2	35
Net cash costs	929		941	104	33	1,078
DD&A	99		91	6	2	99
Metals inventory adjustments	3		3	—	—	3
Noncash and other costs, net	38	[c]	33	4	1	38
Total costs	1,069		1,068	114	36	1,218
Other revenue adjustments, primarily for pricing on prior period open sales	(20)		(20)	—	—	(20)
Gross profit (loss)	$204		$205	$(3)	$2	$204

Copper sales (millions of recoverable pounds)	361		361
Molybdenum sales (millions of recoverable pounds)[a]				7

Gross profit (loss) per pound of copper/molybdenum:

Revenues, excluding adjustments	$3.57		$3.57	$16.75
Site production and delivery, before net noncash and other costs shown below	2.76		2.51	15.60
By-product credits	(0.30)		—	—
Treatment charges	0.10		0.09	—
Unit net cash costs	2.56		2.60	15.60
DD&A	0.28		0.25	0.95
Metals inventory adjustments	0.01		0.01	—
Noncash and other costs, net	0.10	[c]	0.09	0.60
Total unit costs	2.95		2.95	17.15
Other revenue adjustments, primarily for pricing on prior period open sales	(0.06)		(0.06)	—
Gross profit (loss) per pound	$0.56		$0.56	$(0.40)

Reconciliation to Amounts Reported

	Revenues		Production and Delivery	DD&A	Metals Inventory Adjustments
Totals presented above	$1,442		$1,043	$99	$3
Treatment charges	(6)		29	—	—
Noncash and other costs, net	—		38	—	—
Other revenue adjustments, primarily for pricing on prior period open sales	(20)		—	—	—
Eliminations and other	32		34	1	—
North America copper mines	1,448		1,144	100	3
Other mining[d]	4,941		3,611	390	22
Corporate, other & eliminations	(1,386)		(1,389)	18	—
As reported in our consolidated financial statements	$5,003		$3,366	$508	$25

a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold and silver product revenues and production costs.
c.Includes charges totaling $20 million ($0.06 per pound of copper) for feasibility and optimization studies.
d.Represents the combined total for our other segments as presented in Note 9.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2021
(In millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,627		$1,627	$152	$27	$1,806
Site production and delivery, before net noncash and other costs shown below	795		724	82	20	826
By-product credits	(148)		—	—	—	—
Treatment charges	35		33	—	2	35
Net cash costs	682		757	82	22	861
DD&A	94		85	7	2	94
Metals inventory adjustments	13		13	—	—	13
Noncash and other costs, net	30	[c]	28	2	—	30
Total costs	819		883	91	24	998
Other revenue adjustments, primarily for pricing on prior period open sales	(7)		(7)	—	—	(7)
Gross profit	$801		$737	$61	$3	$801

Copper sales (millions of recoverable pounds)	375		375
Molybdenum sales (millions of recoverable pounds)[a]				9

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$4.34		$4.34	$16.69
Site production and delivery, before net noncash and other costs shown below	2.12		1.93	8.97
By-product credits	(0.39)		—	—
Treatment charges	0.09		0.09	—
Unit net cash costs	1.82		2.02	8.97
DD&A	0.25		0.23	0.73
Metals inventory adjustments	0.03		0.03	—
Noncash and other costs, net	0.08	[c]	0.08	0.23
Total unit costs	2.18		2.36	9.93
Other revenue adjustments, primarily for pricing on prior period open sales	(0.02)		(0.02)	—
Gross profit per pound	$2.14		$1.96	$6.76

Reconciliation to Amounts Reported
	Revenues		Production and Delivery	DD&A	Metals Inventory Adjustments
Totals presented above	$1,806		$826	$94	$13
Treatment charges	(4)		31	—	—
Noncash and other costs, net	—		30	—	—
Other revenue adjustments, primarily for pricing on prior period open sales	(7)		—	—	—
Eliminations and other	16		17	—	—
North America copper mines	1,811		904	94	13
Other mining[d]	5,903		3,735	418	—
Corporate, other & eliminations	(1,631)		(1,630)	16	1
As reported in our consolidated financial statements	$6,083		$3,009	$528	$14

a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold and silver product revenues and production costs.
c.Includes charges totaling $12 million ($0.03 per pound of copper) for feasibility and optimization studies.
d.Represents the combined total for our other segments as presented in Note 9.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Nine Months Ended September 30, 2022
(In millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$4,720		$4,720	$393	$95	$5,208
Site production and delivery, before net noncash and other costs shown below	2,882		2,643	283	70	2,996
By-product credits	(374)		—	—	—	—
Treatment charges	112		109	—	3	112
Net cash costs	2,620		2,752	283	73	3,108
DD&A	306		282	19	5	306
Metals inventory adjustments	10		9	1	—	10
Noncash and other costs, net	104	[c]	94	8	2	104
Total costs	3,040		3,137	311	80	3,528
Other revenue adjustments, primarily for pricing on prior period open sales	(13)		(13)	—	—	(13)
Gross profit	$1,667		$1,570	$82	$15	$1,667

Copper sales (millions of recoverable pounds)	1,131		1,131
Molybdenum sales (millions of recoverable pounds)[a]				22

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$4.17		$4.17	$17.87
Site production and delivery, before net noncash and other costs shown below	2.54		2.33	12.87
By-product credits	(0.33)		—	—
Treatment charges	0.10		0.10	—
Unit net cash costs	2.31		2.43	12.87
DD&A	0.27		0.25	0.88
Metals inventory adjustments	0.01		0.01	—
Noncash and other costs, net	0.09	[c]	0.08	0.40
Total unit costs	2.68		2.77	14.15
Other revenue adjustments, primarily for pricing on prior period open sales	(0.01)		(0.01)	—
Gross profit per pound	$1.48		$1.39	$3.72

Reconciliation to Amounts Reported
					Metals
			Production		Inventory
	Revenues		and Delivery	DD&A	Adjustments
Totals presented above	$5,208		$2,996	$306	$10
Treatment charges	(15)		97	—	—
Noncash and other costs, net	—		104	—	—
Other revenue adjustments, primarily for pricing on prior period open sales	(13)		—	—	—
Eliminations and other	74		82	1	—
North America copper mines	5,254		3,279	307	10
Other mining[d]	16,649		11,072	1,147	33
Corporate, other & eliminations	(4,881)		(4,832)	50	—
As reported in our consolidated financial statements	$17,022		$9,519	$1,504	$43

a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold and silver product revenues and production costs.
c.Includes charges totaling $49 million ($0.04 per pound of copper) for feasibility and optimization studies.
d.Represents the combined total for our other segments as presented in Note 9.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Nine Months Ended September 30, 2021
(In millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$4,538		$4,538	$337	$93	$4,968
Site production and delivery, before net noncash and other costs shown below	2,254		2,093	194	60	2,347
By-product credits	(337)		—	—	—	—
Treatment charges	98		93	—	5	98
Net cash costs	2,015		2,186	194	65	2,445
DD&A	275		254	15	6	275
Metals inventory adjustments	13		13	—	—	13
Noncash and other costs, net	103	[c]	99	3	1	103
Total costs	2,406		2,552	212	72	2,836
Other revenue adjustments, primarily for pricing on prior period open sales	7		7	—	—	7
Gross profit	$2,139		$1,993	$125	$21	$2,139

Copper sales (millions of recoverable pounds)	1,072		1,072
Molybdenum sales (millions of recoverable pounds)[a]				26

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$4.24		$4.24	$13.09
Site production and delivery, before net noncash and other costs shown below	2.11		1.95	7.54
By-product credits	(0.32)		—	—
Treatment charges	0.09		0.09	—
Unit net cash costs	1.88		2.04	7.54
DD&A	0.26		0.24	0.59
Metals inventory adjustments	0.01		0.01	—
Noncash and other costs, net	0.10	[c]	0.09	0.12
Total unit costs	2.25		2.38	8.25
Other revenue adjustments, primarily for pricing on prior period open sales	0.01		0.01	—
Gross profit per pound	$2.00		$1.87	$4.84

Reconciliation to Amounts Reported
					Metals
			Production		Inventory
	Revenues		and Delivery	DD&A	Adjustments
Totals presented above	$4,968		$2,347	$275	$13
Treatment charges	(21)		77	—	—
Noncash and other costs, net	—		103	—	—
Other revenue adjustments, primarily for pricing on prior period open sales	7		—	—	—
Eliminations and other	49		51	—	—
North America copper mines	5,003		2,578	275	13
Other mining[d]	16,068		10,425	1,108	1
Corporate, other & eliminations	(4,390)		(4,141)	47	1
As reported in our consolidated financial statements	$16,681		$8,862	$1,430	$15

a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold and silver product revenues and production costs.
c.Includes charges totaling $21 million ($0.02 per pound of copper) for feasibility and optimization studies.
d.Represents the combined total for our other segments as presented in Note 9.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2022
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other[a]	Total
Revenues, excluding adjustments	$1,017	$1,017	$62	$1,079
Site production and delivery, before net noncash and other costs shown below	761	723	52	775
By-product credits	(48)	—	—	—
Treatment charges	40	40	—	40
Royalty on metals	2	2	—	2
Net cash costs	755	765	52	817
DD&A	99	93	6	99
Metals inventory adjustments	22	22	—	22
Noncash and other costs, net	25	23	2	25
Total costs	901	903	60	963
Other revenue adjustments, primarily for pricing on prior period open sales	(73)	(73)	—	(73)
Gross profit	$43	$41	$2	$43

Copper sales (millions of recoverable pounds)	293	293

Gross profit per pound of copper:

Revenues, excluding adjustments	$3.47	$3.47
Site production and delivery, before net noncash and other costs shown below	2.60	2.47
By-product credits	(0.16)	—
Treatment charges	0.13	0.14
Royalty on metals	0.01	—
Unit net cash costs	2.58	2.61
DD&A	0.34	0.32
Metals inventory adjustments	0.07	0.07
Noncash and other costs, net	0.09	0.08
Total unit costs	3.08	3.08
Other revenue adjustments, primarily for pricing on prior period open sales	(0.25)	(0.25)
Gross profit per pound	$0.14	$0.14

Reconciliation to Amounts Reported				Metals
		Production		Inventory
	Revenues	and Delivery	DD&A	Adjustments
Totals presented above	$1,079	$775	$99	$22
Treatment charges	(40)	—	—	—
Royalty on metals	(2)	—	—	—
Noncash and other costs, net	—	25	—	—
Other revenue adjustments, primarily for pricing on prior period open sales	(73)	—	—	—
Eliminations and other	—	—	(1)	—
South America mining	964	800	98	22
Other mining[b]	5,425	3,955	392	3
Corporate, other & eliminations	(1,386)	(1,389)	18	—
As reported in our consolidated financial statements	$5,003	$3,366	$508	$25

a.Includes silver sales of 1.1 million ounces ($17.11 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.
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
b.Includes nonrecurring charges totaling $5 million ($0.02 per pound of copper) associated with labor related costs at Cerro Verde.
c.Represents the combined total for our other segments as presented in Note 9.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Nine Months Ended September 30, 2022
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other[a]	Total
Revenues, excluding adjustments	$3,149	$3,149	$302	$3,451
Site production and delivery, before net noncash and other costs shown below	2,114	1,968	188	2,156
By-product credits	(260)	—	—	—
Treatment charges	124	124	—	124
Royalty on metals	7	6	1	7
Net cash costs	1,985	2,098	189	2,287
DD&A	297	272	25	297
Metals inventory adjustments	32	31	1	32
Noncash and other costs, net	60	57	3	60
Total costs	2,374	2,458	218	2,676
Other revenue adjustments, primarily for pricing on prior period open sales	35	35	—	35
Gross profit	$810	$726	$84	$810

Copper sales (millions of recoverable pounds)	845	845

Gross profit per pound of copper:

Revenues, excluding adjustments	$3.73	$3.73
Site production and delivery, before net noncash and other costs shown below	2.50	2.33
By-product credits	(0.31)	—
Treatment charges	0.15	0.15
Royalty on metals	0.01	0.01
Unit net cash costs	2.35	2.49
DD&A	0.35	0.32
Metals inventory adjustments	0.04	0.04
Noncash and other costs, net	0.07	0.06
Total unit costs	2.81	2.91
Other revenue adjustments, primarily for pricing on prior period open sales	0.04	0.04
Gross profit per pound	$0.96	$0.86

Reconciliation to Amounts Reported
				Metals
		Production		Inventory
	Revenues	and Delivery	DD&A	Adjustments
Totals presented above	$3,451	$2,156	$297	$32
Treatment charges	(124)	—	—	—
Royalty on metals	(7)	—	—	—
Noncash and other costs, net	—	60	—	—
Other revenue adjustments, primarily for pricing on prior period open sales	35	—	—	—
Eliminations and other	(1)	(4)	—	1
South America mining	3,354	2,212	297	33
Other mining[b]	18,549	12,139	1,157	10
Corporate, other & eliminations	(4,881)	(4,832)	50	—
As reported in our consolidated financial statements	$17,022	$9,519	$1,504	$43

a.Includes silver sales of 3.2 million ounces ($21.24 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.
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
b.Includes nonrecurring charges totaling $74 million ($0.10 per pound of copper) associated with labor related costs at Cerro Verde.
c.Represents the combined total for our other segments as presented in Note 9.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2022
(In millions)	By-Product		Co-Product Method
	Method		Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$1,400		$1,400	$802	$30	$2,232
Site production and delivery, before net noncash and other credits shown below	735	[b]	461	264	10	735
Gold and silver credits	(814)		—	—	—	—
Treatment charges	95		60	34	1	95
Export duties	80		50	29	1	80
Royalty on metals	81		48	32	1	81
Net cash costs	177		619	359	13	991
DD&A	265		167	95	3	265
Noncash and other credits, net	(10)	[c]	(7)	(3)	—	(10)
Total costs	432		779	451	16	1,246
Other revenue adjustments, primarily for pricing on prior period open sales	(158)		(158)	(17)	(1)	(176)
PT Smelting intercompany profit	60		38	22	—	60
Gross profit	$870		$501	$356	$13	$870

Copper sales (millions of recoverable pounds)	406		406
Gold sales (thousands of recoverable ounces)				476

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$3.45		$3.45	$1,683
Site production and delivery, before net noncash and other credits shown below	1.81	[b]	1.13	553
Gold and silver credits	(2.00)		—	—
Treatment charges	0.23		0.15	72
Export duties	0.20		0.12	61
Royalty on metals	0.20		0.12	67
Unit net cash costs	0.44		1.52	753
DD&A	0.65		0.41	200
Noncash and other credits, net	(0.02)	[c]	(0.01)	(7)
Total unit costs	1.07		1.92	946
Other revenue adjustments, primarily for pricing on prior period open sales	(0.39)		(0.39)	(36)
PT Smelting intercompany profit	0.15		0.09	45
Gross profit per pound/ounce	$2.14		$1.23	$746

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$2,232		$735	$265
Treatment charges	(95)		—	—
Export duties	(80)		—	—
Royalty on metals	(81)		—	—
Noncash and other credits, net	(2)		(12)	—
Other revenue adjustments, primarily for pricing on prior period open sales	(176)		—	—
PT Smelting intercompany profit	—		(60)	—
Indonesia mining	1,798		663	265
Other mining[d]	4,591		4,092	225
Corporate, other & eliminations	(1,386)		(1,389)	18
As reported in our consolidated financial statements	$5,003		$3,366	$508

a.Includes silver sales of 1.6 million ounces ($18.58 per ounce average realized price).
b.Includes charges totaling $21 million ($0.05 per pound of copper) for nonrecurring costs associated with PT-FI’s environmental commitments.
c.Includes net credits totaling $21 million ($0.05 per pound of copper) associated with historical tax audits.
d.Represents the combined total for our other segments as presented in Note 9.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2021
(In millions)	By-Product	Co-Product Method
	Method	Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$1,555	$1,555	$701	$37	$2,293
Site production and delivery, before net noncash and other costs shown below	553	375	169	9	553
Gold and silver credits	(744)	—	—	—	—
Treatment charges	90	61	27	2	90
Export duties	71	48	22	1	71
Royalty on metals	94	67	25	2	94
Net cash costs	64	551	243	14	808
DD&A	280	190	86	4	280
Noncash and other costs, net[b]	—	—	—	—	—
Total costs	344	741	329	18	1,088
Other revenue adjustments, primarily for pricing on prior period open sales	(2)	(2)	6	—	4
PT Smelting intercompany loss	(16)	(11)	(5)	—	(16)
Gross profit	$1,193	$801	$373	$19	$1,193

Copper sales (millions of recoverable pounds)	378	378
Gold sales (thousands of recoverable ounces)			399

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$4.11	$4.11	$1,757
Site production and delivery, before net noncash and other costs shown below	1.46	0.99	424
Gold and silver credits	(1.97)	—	—
Treatment charges	0.24	0.16	69
Export duties	0.19	0.13	54
Royalty on metals	0.25	0.18	63
Unit net cash costs	0.17	1.46	610
DD&A	0.74	0.50	215
Noncash and other costs, net	—	—	—
Total unit costs	0.91	1.96	825
Other revenue adjustments, primarily for pricing on prior period open sales	—	—	16
PT Smelting intercompany loss	(0.04)	(0.03)	(12)
Gross profit per pound/ounce	$3.16	$2.12	$936

Reconciliation to Amounts Reported
		Production
	Revenues	and Delivery	DD&A
Totals presented above	$2,293	$553	$280
Treatment charges	(90)	—	—
Export duties	(71)	—	—
Royalty on metals	(94)	—	—
Other revenue adjustments, primarily for pricing on prior period open sales	4	—	—
PT Smelting intercompany loss	—	16	—
Indonesia mining	2,042	569	280
Other mining[c]	5,672	4,070	232
Corporate, other & eliminations	(1,631)	(1,630)	16
As reported in our consolidated financial statements	$6,083	$3,009	$528

a.Includes silver sales of 1.7 million ounces ($22.22 per ounce average realized price).
b.Amounts round to less than $1 million.
c.Represents the combined total for our other segments as presented in Note 9.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Nine Months Ended September 30, 2022
(In millions)	By-Product		Co-Product Method
	Method		Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$4,433		$4,433	$2,422	$98	$6,953
Site production and delivery, before net noncash and other costs shown below	1,855	[b]	1,183	646	26	1,855
Gold and silver credits	(2,523)		—	—	—	—
Treatment charges	287		183	100	4	287
Export duties	245		156	85	4	245
Royalty on metals	281		183	95	3	281
Net cash costs	145		1,705	926	37	2,668
DD&A	775		494	270	11	775
Noncash and other costs, net	20	[c]	13	7	—	20
Total costs	940		2,212	1,203	48	3,463
Other revenue adjustments, primarily for pricing on prior period open sales	25		25	3	—	28
PT Smelting intercompany profit	34		21	12	1	34
Gross profit	$3,552		$2,267	$1,234	$51	$3,552

Copper sales (millions of recoverable pounds)	1,195		1,195
Gold sales (thousands of recoverable ounces)				1,356

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$3.71		$3.71	$1,786
Site production and delivery, before net noncash and other costs shown below	1.55	[b]	0.99	476
Gold and silver credits	(2.11)		—	—
Treatment charges	0.24		0.15	74
Export duties	0.20		0.13	63
Royalty on metals	0.24		0.16	70
Unit net cash costs	0.12		1.43	683
DD&A	0.65		0.41	199
Noncash and other costs, net	0.02	[c]	0.01	5
Total unit costs	0.79		1.85	887
Other revenue adjustments, primarily for pricing on prior period open sales	0.02		0.02	2
PT Smelting intercompany profit	0.03		0.02	9
Gross profit per pound/ounce	$2.97		$1.90	$910

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$6,953		$1,855	$775
Treatment charges	(287)		—	—
Export duties	(245)		—	—
Royalty on metals	(281)		—	—
Noncash and other costs, net	12		32	—
Other revenue adjustments, primarily for pricing on prior period open sales	28		—	—
PT Smelting intercompany profit	—		(34)	—
Indonesia mining	6,180		1,853	775
Other mining[d]	15,723		12,498	679
Corporate, other & eliminations	(4,881)		(4,832)	50
As reported in our consolidated financial statements	$17,022		$9,519	$1,504

a.Includes silver sales of 4.7 million ounces ($20.80 per ounce average realized price).
b.Includes charges totaling $21 million ($0.02 per pound of copper) for nonrecurring costs associated with PT-FI’s environmental commitments.
c.Includes a net charge of $30 million ($0.02 per pound of copper) consisting of charges associated with a settlement of an administrative fine levied by the Indonesia government and a reserve for exposure associated with export duties in prior periods, partially offset by credits for adjustments to prior year treatment and refining charges and historical tax audits.
d.Represents the combined total for our other segments as presented in Note 9.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Nine Months Ended September 30, 2021
(In millions)	By-Product		Co-Product Method
	Method		Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$3,989		$3,989	$1,703	$104	$5,796
Site production and delivery, before net noncash and other costs shown below	1,412		972	415	25	1,412
Gold and silver credits	(1,803)		—	—	—	—
Treatment charges	229		158	67	4	229
Export duties	145		99	43	3	145
Royalty on metals	234		167	63	4	234
Net cash costs	217		1,396	588	36	2,020
DD&A	726		499	213	14	726
Noncash and other costs, net	3	[b]	2	1	—	3
Total costs	946		1,897	802	50	2,749
Other revenue adjustments, primarily for pricing on prior period open sales	71		71	(4)	—	67
PT Smelting intercompany loss	(106)		(73)	(31)	(2)	(106)
Gross profit	$3,008		$2,090	$866	$52	$3,008

Copper sales (millions of recoverable pounds)	946		946
Gold sales (thousands of recoverable ounces)				957

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$4.21		$4.21	$1,780
Site production and delivery, before net noncash and other credits shown below	1.49		1.03	434
Gold and silver credits	(1.91)		—	—
Treatment charges	0.24		0.17	70
Export duties	0.15		0.10	45
Royalty on metals	0.26		0.18	66
Unit net cash costs	0.23		1.48	615
DD&A	0.76		0.52	222
Noncash and other costs, net	0.01	[b]	0.01	1
Total unit costs	1.00		2.01	838
Other revenue adjustments, primarily for pricing on prior period open sales	0.08		0.08	(5)
PT Smelting intercompany loss	(0.11)		(0.08)	(33)
Gross profit per pound/ounce	$3.18		$2.20	$904

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$5,796		$1,412	$726
Treatment charges	(229)		—	—
Export duties	(145)		—	—
Royalty on metals	(234)		—	—
Noncash and other costs, net	31		34	—
Other revenue adjustments, primarily for pricing on prior period open sales	67		—	—
PT Smelting intercompany loss	—		106	—
Indonesia mining	5,286		1,552	726
Other mining[c]	15,785		11,451	657
Corporate, other & eliminations	(4,390)		(4,141)	47
As reported in our consolidated financial statements	$16,681		$8,862	$1,430

a.Includes silver sales of 4.3 million ounces ($24.50 per ounce average realized price).
b.Includes credits of $31 million ($0.03 per pound of copper) associated with adjustments to prior year treatment and refining charges and charges of $16 million ($0.02 per pound of copper) associated with a potential settlement of an administrative fine levied by the Indonesia government.
c.Represents the combined total for our other segments as presented in Note 9.

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Three Months Ended September 30,
(In millions)	2022	2021

Revenues, excluding adjustments[a]	$134	$158
Site production and delivery, before net noncash and other costs shown below	91	67
Treatment charges and other	7	7
Net cash costs	98	74
DD&A	18	19
Noncash and other costs, net	3	3
Total costs	119	96
Gross profit	$15	$62

Molybdenum sales (millions of recoverable pounds)[a]	8	9

Gross profit per pound of molybdenum:

Revenues, excluding adjustments[a]	$16.51	$18.13
Site production and delivery, before net noncash and other costs shown below	11.26	7.70
Treatment charges and other	0.84	0.84
Unit net cash costs	12.10	8.54
DD&A	2.16	2.14
Noncash and other costs, net	0.40	0.30
Total unit costs	14.66	10.98
Gross profit per pound	$1.85	$7.15

Reconciliation to Amounts Reported
		Production
Three Months Ended September 30, 2022	Revenues	and Delivery	DD&A
Totals presented above	$134	$91	$18
Treatment charges and other	(7)	—	—
Noncash and other costs, net	—	3	—
Molybdenum mines	127	94	18
Other mining[b]	6,262	4,661	472
Corporate, other & eliminations	(1,386)	(1,389)	18
As reported in our consolidated financial statements	$5,003	$3,366	$508

Three Months Ended September 30, 2021
Totals presented above	$158	$67	$19
Treatment charges and other	(7)	—	—
Noncash and other costs, net	—	3	—
Molybdenum mines	151	70	19
Other mining[b]	7,563	4,569	493
Corporate, other & eliminations	(1,631)	(1,630)	16
As reported in our consolidated financial statements	$6,083	$3,009	$528

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

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Nine Months Ended September 30,
(In millions)	2022	2021

Revenues, excluding adjustments[a]	$419	$329
Site production and delivery, before net noncash and other costs shown below	241	175
Treatment charges and other	20	19
Net cash costs	261	194
DD&A	52	51
Metals inventory adjustments	—	1
Noncash and other costs, net	8	8
Total costs	321	254
Gross profit	$98	$75

Molybdenum sales (millions of recoverable pounds)[a]	23	23

Gross profit per pound of molybdenum:

Revenues, excluding adjustments[a]	$18.01	$14.41
Site production and delivery, before net noncash and other costs shown below	10.37	7.69
Treatment charges and other	0.85	0.85
Unit net cash costs	11.22	8.54
DD&A	2.23	2.21
Metals inventory adjustments	—	0.04
Noncash and other costs, net	0.37	0.34
Total unit costs	13.82	11.13
Gross profit per pound	$4.19	$3.28

Reconciliation to Amounts Reported
				Metals
		Production		Inventory
Nine Months Ended September 30, 2022	Revenues	and Delivery	DD&A	Adjustments
Totals presented above	$419	$241	$52	$—
Treatment charges and other	(20)	—	—	—
Noncash and other costs, net	—	8	—	—
Molybdenum mines	399	249	52	—
Other mining[b]	21,504	14,102	1,402	43
Corporate, other & eliminations	(4,881)	(4,832)	50	—
As reported in our consolidated financial statements	$17,022	$9,519	$1,504	$43

Nine Months Ended September 30, 2021
Totals presented above	$329	$175	$51	$1
Treatment charges and other	(19)	—	—	—
Noncash and other costs, net	—	8	—	—
Molybdenum mines	310	183	51	1
Other mining[b]	20,761	12,820	1,332	13
Corporate, other & eliminations	(4,390)	(4,141)	47	1
As reported in our consolidated financial statements	$16,681	$8,862	$1,430	$15

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

CAUTIONARY STATEMENT
Our discussion and analysis contains forward-looking statements in which we discuss our potential future performance. Forward-looking statements are all statements other than statements of historical facts, such as plans, projections, or expectations relating to business outlook, strategy, goals or targets; global market conditions; ore grades and milling rates; production and sales volumes; unit net cash costs and operating costs; capital expenditures; operating plans; cash flows; liquidity; PT-FI’s financing, construction and completion of additional domestic smelting capacity in Indonesia in accordance with the terms of its IUPK; extension of PT-FI’s IUPK beyond 2041; our commitment to deliver responsibly produced copper, including plans to implement and validate our operating sites under specific frameworks; execution of our energy and climate strategies and the underlying assumptions and estimated impacts on our business related thereto; achievement of climate commitments by 2030 and 2050 net zero aspiration; improvements in operating procedures and technology innovations; exploration efforts and results; development and production activities, rates and costs; future organic growth opportunities; tax rates; export quotas and duties; the impact of copper, gold and molybdenum price changes; the impact of deferred intercompany profits on earnings; mineral reserve and mineral resource estimates; final resolution of settlements associated with ongoing legal proceedings; debt repurchases and the ongoing implementation of our financial policy and future returns to shareholders, including dividend payments (base or variable) and share repurchases. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” "targets," “intends,” “likely,” “will,” “should,” “could,” “to be,” “potential," “assumptions,” “guidance,” “aspirations,” “future” “commitments,” “pursues,” “initiatives,” “objectives,” “opportunities,” “strategy” and any similar expressions are intended to identify those assertions as forward-looking statements. The declaration and payment of dividends (base or variable) and timing and amount of any share repurchases are at the discretion of the Board and management, respectively, and are subject to a number of factors, including maintaining our net debt target, capital availability, our financial results, cash requirements, business prospects, global economic conditions, changes in laws, contractual restrictions and other factors deemed relevant by the Board or management, as applicable. The share repurchase program may be modified, increased, suspended or terminated at any time at the Board’s discretion.

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, supply of and demand for, and prices of the commodities we produce, primarily copper; changes in our cash requirements, financial position, financing or investment plans; changes in general market, economic, tax, regulatory or industry conditions, including as a result of Russia’s invasion of Ukraine or potential global economic downturn or recession; reductions in liquidity and access to capital; the ongoing COVID-19 pandemic and any future public health crisis; political and social risks; operational risks inherent in mining, with higher inherent risks in underground mining; fluctuations in price and availability of commodities purchased; constraints on supply, logistics and transportation services; mine sequencing; changes in mine plans or operational modifications, delays, deferrals or cancellations; production rates; timing of shipments; results of technical, economic or feasibility studies; potential inventory adjustments; potential impairment of long-lived mining assets; the potential effects of violence in Indonesia generally and in the province of Papua; the Indonesia government's extension of PT-FI's export license after March 19, 2023; satisfaction of requirements in accordance with PT-FI's IUPK to extend mining rights from 2031 through 2041; the Indonesia government's approval of a deferred schedule for completion of additional domestic smelting capacity in Indonesia; discussions relating to the extension of PT-FI’s IUPK beyond 2041; cybersecurity incidents; labor relations, including labor-related work stoppages and costs; the results of the human health assessment to evaluate the potential impacts of tailings and mining waste, and compliance with applicable environmental, health and safety laws and regulations; weather- and climate-related risks; environmental risks and litigation results; our ability to comply with our responsible production commitments under specific frameworks and any changes to such frameworks and other factors described in more detail under the heading “Risk Factors” contained in Part I, Item 1A. of our 2021 Form 10-K.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risks during the nine-month period ended September 30, 2022.

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

Item 4.Controls and Procedures.

(a)Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective as of September 30, 2022.

(b)Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to legal proceedings previously disclosed in Part I, Item 3. “Legal Proceedings” and Note 12 of our 2021 Form 10-K, except as described in Note 8 herein.

Item 1A. Risk Factors.

There have been no material changes to our risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our 2021 Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended September 30, 2022.

The following table sets forth information with respect to shares of FCX common stock purchased by us during the three months ended September 30, 2022, and the approximate dollar value of shares that may yet be purchased pursuant to our share repurchase program:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[a]	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs[a]
July 1-31, 2022	5,721,396	$28.30	5,721,396	$3,164,642,228
August 1-31, 2022	—	$—	—	$3,164,642,228
September 1-30, 2022	—	$—	—	$3,164,642,228
Total	5,721,396	$28.30	5,721,396
a.On November 1, 2021, our Board approved a share repurchase program authorizing repurchases of up to $3.0 billion of our common stock. On July 19, 2022, our Board authorized an increase in the share repurchase program to up to $5.0 billion. The share repurchase program does not obligate us to acquire any specific amount of shares and does not have an expiration date.

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

Item 6.Exhibits.

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
2.1*	PT-FI Divestment Agreement dated as of September 27, 2018 among FCX, International Support LLC, PT Freeport Indonesia, PT Indocopper Investama and PT Indonesia Asahan Aluminium (Persero).		10-Q	001-11307-01	11/9/2018
2.2	Supplemental and Amendment Agreement to the PT-FI Divestment Agreement, dated December 21, 2018, among FCX, PT Freeport Indonesia, PT Indonesia Papua Metal Dan Mineral (f/k/a PT Indocopper Investama), PT Indonesia Asahan Aluminium (Persero) and International Support LLC.		10-K	001-11307-01	2/15/2019
3.1	Amended and Restated Certificate of Incorporation of FCX, effective as of June 8, 2016.		8-K	001-11307-01	6/9/2016
3.2	Amended and Restated By-Laws of FCX, effective as of June 3, 2020.		8-K	001-11307-01	6/3/2020
10.1	Revolving Credit Agreement dated as of October 19, 2022, among FCX, PT Freeport Indonesia, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and each of the lenders and issuing banks party thereto.		8-K	001-11307-01	10/25/2022
15.1	Letter from Ernst & Young LLP regarding unaudited interim financial statements.	X
22.1	List of Subsidiary Guarantors and Subsidiary Issuers of Guaranteed Securities.		10-K	001-11307-01	2/15/2022
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.	X
95.1	Mine Safety and Health Administration Safety Data.	X
101.INS	XBRL Instance Document- the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	X
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.	X
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

Date:  November 4, 2022
S-1