Form 10-K
period 2022-12-31
FREEPORT-MCMORAN INC
filed 2023-02-15
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                          ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                              ☐ Yes ☑ No
The aggregate market value of common stock held by non-affiliates of the registrant was $41.8 billion on June 30, 2022.
Common stock issued and outstanding was 1,430,693,689 shares on January 31, 2023.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2023 annual meeting of stockholders are incorporated by reference into Part III of this report.

Freeport-McMoRan Inc.

i

PART I
Items 1. and 2. Business and Properties.

All of our periodic reports filed with the United States (U.S.) Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, through our website, “fcx.com,” including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. These reports and amendments are available through our website as soon as reasonably practicable after we electronically file or furnish such material to the SEC. Our website is for information only and the contents of our website or information connected thereto are not incorporated in, or otherwise to be regarded as part of, this Form 10-K.

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

Our results for the year 2022 reflect strong production performance, with higher consolidated copper and gold production and sales volumes when compared to 2021 and 2020. We achieved an 11% increase in copper sales volumes and a 34% increase in gold sales volumes in 2022, compared to 2021. Despite economic uncertainty, we continued to generate positive operating income and operating cash flows. We believe the actions we have taken in recent years to build a solid balance sheet, successfully expand low-cost operations, and maintain flexible organic growth options while maintaining liquidity, will allow us to continue to execute our business plans in a prudent manner and preserve substantial future asset values.

For the year 2022, the London Metal Exchange (LME) copper settlement prices ranged from a high of $4.87 per pound in March (record high) to a low for the year of $3.18 per pound in July, closed at $3.80 per pound on December 30, 2022, and averaged $3.99 per pound. Current physical market conditions are strong as evidenced by low levels of global exchange stocks. FCX's global customer base reports continued healthy demand for copper.

Improved market sentiment beginning in late 2022 was associated with prospects for improved demand from China, rising demand from global decarbonization initiatives, supply constraints, U.S. dollar exchange rates and low inventories. Despite near-term uncertainties in the global economy and potential volatility in the copper market, we believe the outlook for copper fundamentals in the medium- and long-term are favorable, with third-party studies indicating that demand for copper may double in 15 years as a result of global decarbonization trends. We believe substantial new mine supply development will be required to meet the goals of the global energy transition, and higher copper prices will be required to support new mine supply development.

Following are our ownership interests at December 31, 2022, in operating mines through our consolidated subsidiaries, Freeport Minerals Corporation (FMC) and PT Freeport Indonesia (PT-FI):
a.Beginning January 1, 2023, our economic interest in PT-FI is 48.76%. Prior to January 1, 2023, our economic interest in PT-FI approximated 81%. Refer to Note 3 for further discussion.
b.FMC has a 72% undivided interest in Morenci via an unincorporated joint venture. Refer to Note 3 for further discussion.

Following is the allocation of our estimated consolidated recoverable proven and probable mineral reserves at December 31, 2022, by geographic location (refer to “Mining Operations” and “Mineral Reserves” for further discussion):

	Copper	Gold	Molybdenum
North America	44%	2%	80%	[a]
South America	28	—	20
Indonesia	28	98	—
	100%	100%	100%
a.Our Henderson and Climax molybdenum mines contain 17% of our estimated consolidated recoverable proven and probable molybdenum reserves, and our North America copper mines contain 63%.

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

Following is the allocation of our consolidated copper, gold and molybdenum production for the year 2022 by geographic location (refer to “Mining Operations” and MD&A for further information):

	Copper	Gold	Molybdenum
North America	35%	1%	73%	[a]
South America	28	—	27
Indonesia	37	99	—
	100%	100%	100%
a.Our Henderson and Climax molybdenum mines produced 39% of our consolidated molybdenum production, and our North America copper mines produced 34%.

Copper production from three of our mines, the Morenci mine in North America, the Cerro Verde mine in Peru and the Grasberg minerals district in Indonesia, together totaled 75% of our consolidated copper production in 2022.

The geographic locations of our operating mines are shown on the world map below.

COPPER, GOLD AND MOLYBDENUM

The following provides a summary of our primary natural resources - copper, gold and molybdenum. Refer to MD&A for further discussion of historical and current market prices of these commodities and Item 1A. “Risk Factors” for discussion of factors that can cause price fluctuations.

Copper
Copper is an internationally traded commodity, and its prices are determined by the major metals exchanges - the LME, Commodity Exchange Inc. (COMEX) and Shanghai Futures Exchange. Prices on these exchanges generally reflect the worldwide balance of copper supply and demand, and can be volatile and cyclical.

In general, demand for copper reflects the rate of underlying world economic growth, particularly in industrial production and construction. According to Wood Mackenzie, a widely followed independent metals market consultant, copper’s end-use markets (and their estimated shares of total consumption) are electrical applications

(28%), construction (27%), consumer products (22%), transportation (12%) and industrial machinery (11%). We believe copper will continue to be essential in these basic uses as well as contribute significantly to new technologies for clean energy, to advance communications and to enhance public health. Examples of areas we believe will require additional copper in the future include: (i) high efficiency motors, which consume up to 75% more copper than a standard motor; (ii) electric vehicles, which consume up to four times the amount of copper in terms of weight compared to vehicles of similar size with an internal combustion engine, and require copper-intensive charging station infrastructure to refuel; and (iii) renewable energy such as wind and solar, which consume four to five times the amount of copper compared to traditional fossil fuel generated power.

Gold
Gold is used for jewelry, coinage and bullion as well as various industrial and electronic applications. Gold can be readily sold on numerous markets throughout the world. Benchmark prices are generally based on London Bullion Market Association (London) quotations.

Molybdenum
Molybdenum is a key alloying element in steel and the raw material for several chemical-grade products used in catalysts, lubrication, smoke suppression, corrosion inhibition and pigmentation. Molybdenum-based chemicals are used to produce high-purity molybdenum metal used in electronics such as flat-panel displays and in super alloys used in aerospace. Reference prices for molybdenum are available in several publications, including Platts Metals Daily, CRU Prices Service and Fastmarkets Metals Bulletin.

PRODUCTS AND SALES

Our consolidated revenues for 2022 primarily included sales of copper (77%), gold (14%) and molybdenum (6%). For the three years ended December 31, 2022, the only customer that accounted for 10% or more of our consolidated revenues was PT Smelting (PT-FI’s 39.5% owned copper smelter and refinery - refer to “Smelting Facilities and Other Mining Properties” for further discussion, including that on January 1, 2023, PT-FI's commercial arrangement with PT Smelting converted to a tolling arrangement). Refer to Note 16 for a summary of our consolidated revenues and operating income (loss) by business segment and geographic area.

Copper Products
We are one of the world’s leading producers of copper concentrate, cathode and continuous cast copper rod. During 2022, 61% of our mined copper was sold in concentrate, 18% as cathode and 21% as rod from our North America operations. The copper ore from our mines is generally processed either by smelting and refining or by solution extraction and electrowinning (SX/EW) as described below.

Copper Concentrate. We produce copper concentrate at six of our mines in which mined ore is crushed and treated to produce a copper concentrate with copper content of approximately 20% to 30%. In North America, copper concentrate is produced at the Morenci, Bagdad, Sierrita and Chino mines, and a significant portion is shipped to our Miami smelter in Arizona for further processing. Copper concentrate is also produced at the Cerro Verde mine in Peru and the Grasberg minerals district in Indonesia.

Copper Cathode. We produce copper cathode at our electrolytic refinery located in El Paso, Texas, and at nine of our mines.

SX/EW cathode is produced from the Morenci, Bagdad, Safford, Sierrita, Miami, Chino and Tyrone mines in North America, and from the Cerro Verde and El Abra mines in South America. For ore subject to the SX/EW process, the ore is placed on stockpiles and copper is extracted from the ore by dissolving it with a weak sulfuric acid solution. The copper content of the solution is increased in two additional SX stages, and then the copper-bearing solution undergoes an EW process to produce cathode that is, on average, 99.99% copper. Our copper cathode is used as the raw material input for copper rod, brass mill products and for other uses.

Copper cathode is also produced at Atlantic Copper (our wholly owned copper smelting and refining unit in Spain) and PT Smelting. Copper concentrate is smelted (i.e., subjected to extreme heat) to produce copper anode, which weighs between 800 and 900 pounds and has an average copper content of 99.5%. The anode is further treated by electrolytic refining to produce copper cathode, which weighs between 100 and 350 pounds and has an average copper content of 99.99%. Refer to “Mining Operations - Smelting Facilities and Other Mining Properties” for further discussion of Atlantic Copper and PT Smelting.

Continuous Cast Copper Rod. We manufacture continuous cast copper rod at our facilities in El Paso, Texas and Miami, Arizona, primarily using copper cathode produced at our North America copper mines.

Copper Sales
North America. The majority of the copper produced at our North America copper mines and refined in our El Paso, Texas refinery is consumed at our rod plants to produce copper rod, which is then sold to wire and cable manufacturers. The remainder of our North America copper production is sold in the form of copper cathode or copper concentrate under U.S. dollar-denominated annual contracts. Generally, copper cathode is sold to rod, brass or tube fabricators. Cathode and rod contract prices are generally based on the prevailing COMEX monthly average settlement price for the month of shipment and include a premium. During 2022, our North America mines shipped 7% of their copper concentrate sales volumes to Atlantic Copper for smelting and refining and sold as copper anode and copper cathode by Atlantic Copper.

South America. Production from our South America mines is sold as copper concentrate or copper cathode under U.S. dollar-denominated, annual and multi-year contracts. During 2022, our South America mines sold approximately 75% of their copper production in concentrate and 25% as cathode. During 2022, 4% of our South America mines’ copper concentrate sales volumes were shipped to Atlantic Copper for smelting and refining and sold as copper anode and copper cathode by Atlantic Copper.

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

Indonesia. PT-FI has historically sold its production in the form of copper concentrate, which contains significant quantities of gold and silver, primarily under U.S. dollar-denominated, long-term contracts. PT-FI also sells a small amount of copper concentrate in the spot market. Following is a summary of PT-FI’s aggregate percentage of concentrate sales to unaffiliated third parties, PT Smelting and Atlantic Copper for the years ended December 31:

	2022	2021	2020
Third parties	61%	55%	48%
PT Smelting	34	41	50
Atlantic Copper	5	4	2
	100%	100%	100%

Substantially all of PT-FI’s sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) primarily based on quoted LME monthly average settlement copper prices. Revenues from PT-FI’s concentrate sales are recorded net of royalties, export duties, treatment charges and allowances for unrecoverable metals.

Beginning in 2023, PT-FI’s commercial arrangement with PT Smelting converted to a tolling arrangement. Under the arrangement, PT-FI pays PT Smelting a tolling fee to smelt and refine its concentrate and will retain title to all products for sale to third parties (i.e., there are no further sales from PT-FI to PT Smelting). Refer to MD&A and Note 3 for further discussion.

Refer to Item 1A. “Risk Factors” for discussion of Indonesia regulations regarding PT-FI’s concentrate exports.

Gold Products and Sales
We produce gold almost exclusively from our mines in the Grasberg minerals district. The gold we produce is primarily sold as a component of our copper concentrate or in slimes, which are a product of the smelting and refining process. Gold generally is priced at the average London price for a specified month near the month of shipment. Revenues from gold sold as a component of our copper concentrate are recorded net of treatment charges, royalties, export duties and allowances for unrecoverable metals. Revenues from gold sold in slimes are recorded net of refining charges.

Molybdenum Products and Sales
According to Wood Mackenzie, we are the world’s largest producer of molybdenum and molybdenum-based chemicals. In addition to production from the Henderson and Climax molybdenum mines, we produce molybdenum concentrate at certain of the North America copper mines and the Cerro Verde copper mine in Peru. The majority of our molybdenum concentrate is processed in our own conversion facilities. Our molybdenum sales are primarily priced based on the average published Platts Metals Daily price for the month prior to the month of shipment.

GOVERNMENTAL REGULATIONS

Our operations are subject to a broad range of laws and regulations imposed by governments and regulatory bodies, both in the U.S. and internationally. These regulations touch all aspects of our operations, including how we extract, process and explore for minerals and how we conduct our business, including regulations governing matters such as mining rights, environmental and reclamation matters, climate change, occupational health and safety and human rights.

Mining Rights
We conduct our mining and exploration activities pursuant to concessions granted by, or under contracts with, the host government in the countries where we operate. These countries include, among others, the U.S., Peru, Chile and Indonesia. Mining rights include our license to operate and involve our payment of applicable taxes and royalties to the host governments. The concessions and contracts are subject to the political risks associated with the host countries. For information about mining rights, governmental agreements, licenses to operate, and tax regulations and matters refer to “Mining Operations” below, Item 1A. “Risk Factors” and Notes 3, 11, 12 and 13.

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

At December 31, 2022, we had $1.7 billion recorded in our consolidated balance sheet for environmental obligations and $3.0 billion recorded for asset reclamation obligations. We incurred environmental capital expenditures and other environmental costs (including our joint venture partners’ shares) to comply with applicable environmental laws and regulations that affect our operations totaling $0.4 billion in 2022 and $0.3 billion in both 2021 and 2020. For 2023, we expect to incur approximately $0.6 billion of aggregate environmental capital expenditures and other environmental costs. The timing and amounts of estimated payments could change as a result of changes in regulatory requirements, changes in scope and costs of reclamation activities, the settlement of environmental matters and the rate at which actual spending occurs on continuing matters.
United States. Laws such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA) and similar state laws may expose us to joint and several liability for environmental damages caused by our operations, or by previous owners or operators of properties we acquired or are currently operating or at sites where we previously sent materials for processing, recycling or disposal. We have substantial obligations for environmental remediation on mining properties previously owned or operated by FMC and certain of its affiliates.

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

Regulations have been considered at various governmental levels to increase financial responsibility requirements both for mine closure and reclamation. In 2019, legislation was enacted in Colorado that eliminates our ability to use parent company guarantees and requires proof of an end date for water treatment as a condition of permit issuance authorizing mining operations, with some exceptions for existing operations. In 2018, EPA concluded a rulemaking that considered the need for financial responsibility for hardrock mining operations under CERCLA by publishing its determination that it did not intend to require financial responsibility for the hardrock mining industry sector. In 2019, the District of Columbia Circuit upheld the EPA’s decision. In connection with the presidential executive order issued on January 20, 2021, EPA will review this final action, though the timing of its review is unknown. During 2022, in connection with a presidential executive order issued on February 24, 2021, the Federal government established an Interagency Working Group (IWG) led by the Department of Interior (DOI) with expertise in mine permitting and environmental law “to identify gaps in statutes and regulations that may need to be updated to ensure new production meets strong environmental standards throughout the lifecycle of the project.” During 2022, the IWG received more than 31,600 comments in response to multiple questions in a request for information regarding possible changes to legislation, regulation and policies that affect the mining sector. Financial assurance as well as environmental requirements governing hardrock mining continue to be key topics in comments to DOI.

Our U.S. mining operations are also subject to regulations under the Endangered Species Act that are intended to protect species listed by the DOI’s Fish & Wildlife Service (FWS) as endangered or threatened, along with critical habitat designated by FWS for these listed species. The regulations may affect the ability of landowners, including us, to obtain federal permits or authorizations needed for expansion of our operations, and may also affect our ability to obtain, retain or deliver water to some operations.

New or revised environmental regulatory requirements are frequently proposed, many of which result in substantially increased costs for our business, including those regarding financial assurance discussed above and in Item 1A. “Risk Factors.” For example, our Miami, Arizona, smelter processes a significant portion of the copper concentrate produced by our North America copper mines. In 2022, EPA proposed to revise the standards for hazardous air pollutants from primary copper smelters and is now in the process of considering comments and collecting additional data. EPA may issue a new proposal after considering these comments and data, and any proposal could impose additional requirements on our operations. We may be required to modify our systems or install additional equipment to address findings, new requirements or for other reasons, which could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

EPA and state agencies continue to consider regulations for man-made organic compounds that could be present in soil, groundwater and surface water at our existing and former operations. These regulations may include drinking water standards, hazardous waste requirements, and hazardous substance designations for Perfluorooctanesulfonic and Perfluorooctanoic acids. EPA is also considering how to reduce lead exposure in the environment under multiple environmental programs. Certain federal and state health agencies also support more stringent lead cleanup levels. EPA expects to make substantial progress on these proposals in 2023, and changes to EPA’s lead cleanup levels could result in material increases to our environmental reserves for ongoing residential property cleanup projects near former smelter sites.

On January 18, 2023, the final revised definition of the “waters of the United States” issued by EPA and U.S. Army Corps of Engineers was published. The final rule emphasizes a case-by-case approach to “waters of the United States” for tributaries and may impose significant additional restrictions on land uses in remote and arid areas. Although court decisions can affect the scope of the final rule and legal challenges have already been filed, we will likely need federal authorization under the Clean Water Act to expand some of our operations.

For information about environmental laws and regulations, litigation and related costs, and reclamation matters related to our North America operations, refer to “Mining Operations” below, Item 1A. “Risk Factors,” Item 3 “Legal Proceedings” and Notes 1 and 12.

South America. Peru. In 2005, Peru enacted the General Environmental Law (Law No. 28611), which establishes the main environmental guidelines and principles applicable in Peru. Pursuant to the General Environmental Law, Ministry of Energy and Mines (MINEM) issued national environmental regulations, which have gradually replaced prior guidelines governing governmental agencies environmental competencies. The Environmental Evaluation and Oversight Agency has the authority to inspect mining operations and fine companies that fail to comply with prescribed environmental regulations and their approved environmental assessments.

Cerro Verde is subject to regulation under the Mine Closure Law administered by MINEM. Under the closure regulations, mines must submit a closure plan that includes the reclamation methods, closure cost estimates, methods of control and verification, closure and post-closure plans, and financial assurance. In compliance with the requirement for five-year updates, Cerro Verde is preparing to submit its updated closure plan and cost estimate in February 2023.

The Cerro Verde mine has developed and continues to implement detailed, comprehensive mine waste and tailings management programs to meet the applicable Peru waste regulations and our environmental management practices. These programs incorporate commitments included in the Environmental and Social Impact Studies and the Engineer of Record designs, for the specific cases of tailings storage facilities and certain leach pad stockpiles. The site also follows our Tailings Management Policy, which outlines our continued commitment to managing tailings responsibly and addresses the implementation of the Global Industry Standard on Tailings Management for the tailings storage facilities.

For information about environmental laws and regulations and reclamation matters related to our Peru operations refer to “Mining Operations” below, Item 1A. “Risk Factors” and Note 12.

Chile. El Abra is subject to regulation under the Mine Closure Law administered by the Chile Mining and Geology Agency. In compliance with the requirement for five-year updates, in November 2018, El Abra submitted an updated plan with closure cost estimates based on the existing approved closure plan. Approval of the updated closure plan and cost estimates was received in August 2020, and did not result in a material increase to closure costs.

For information about environmental laws and regulations and reclamation matters related to our Chile operations refer to refer to Item 1A. “Risk Factors” and Note 12.

Indonesia. PT-FI holds multiple permits from national, provincial, and regency regulatory agencies, including groundwater use permits, effluent and air discharge permits, solid and hazardous waste storage and management permits and protection of forest borrow-to-use permits. Where permits have specific terms, renewal applications are made to the relevant regulatory authority as required, prior to the end of the permit term.

In December 2018, Indonesia’s Ministry of Environment and Forestry (MOEF) issued a revised environmental permit to PT-FI to address certain operational activities that it alleged were inconsistent with earlier studies. PT-FI and the MOEF also established a new framework known as the Tailings Management Roadmap for continuous improvement in environmental practices at PT-FI’s operations, including initiatives that will examine options to potentially increase tailings retention and to evaluate large scale beneficial uses of tailings within Indonesia. The third-party expert nominated by MOEF to perform the framework evaluation submitted its report to the MOEF in June 2021. In 2022, PT-FI continued to work with MOEF on the Tailings Management Roadmap objectives. This included further reduction of non-tailings sediment entering the tailings management area, construction of permeable groins in the estuary portion of the tailings management area to increase sedimentation and reduce erosion, as well as continue pursuing beneficial uses of tailings in infrastructure and other projects.

Permitting continues to progress for certain facilities related to the expansion of underground mining production operations as well as for additional protection structures necessary to continue to contain the tailings within the approved lowlands tailings management areas. In 2020, PT-FI initiated a new environmental impact analysis (called an Analisis Mengenai Dampak Lingkungan or AMDAL) in preparation for the proposed activities associated with the transition from Grasberg surface to underground operations. PT-FI continues to work with the MOEF to complete the approval requirements of the AMDAL, which is currently estimated to be received in 2023. PT-FI has completed the initial regulatory review of technical approvals associated with the current AMDAL filing and is now undergoing AMDAL Commission review and public consultations.

A detailed mine closure plan and 5-year reclamation plan have been approved by Indonesia regulators as required by Indonesia law. The plans are reviewed annually and revised every five years. Required reclamation bonds are in place. In the future, additional approval will be required for the diversion of the Aghawagon/Otomona River out of the tailings management area at the end of mine life. In 2019, PT-FI completed and received approval on an updated mine closure plan to reflect Grasberg minerals district production operations until 2041. PT-FI has complied with the annual renewal of the financial guarantees corresponding to the closure plan.

For information about environmental laws and regulations and reclamation matters related to our Indonesia operations, refer to “Mining Operations” below, Item 1A. “Risk Factors” and Notes 12 and 13.

Climate Change
In many of the jurisdictions in which we operate, governmental bodies are increasingly enacting legislation and regulations in response to the potential impacts of climate change. For example, as a result of the 2015 Paris Agreement, a number of governments, including the U.S., have pledged “Nationally Determined Contributions” to control and reduce greenhouse gas emissions (GHG). Additionally, the pledges made as part of the 2021 Glasgow Climate Pact could result in further policy changes in many of the jurisdictions in which we operate. Further, several states in the U.S., including Colorado and New Mexico, have advanced goals reducing or eliminating fossil fuel-based energy production. Carbon tax legislation also has been adopted in jurisdictions where we operate, including Indonesia, and we expect that such carbon taxes and other carbon pricing mechanisms will increase over time. Further, in March 2021, the SEC proposed new climate-related disclosure rules, which if finalized as expected in 2023, would require new climate-related disclosures in SEC filings and audited financial statements, including certain climate-related metrics and GHG emissions data, information about climate-related targets and goals, transition plans, if any, and attestation requirements. While it is not yet possible to reasonably estimate the nature, extent, timing and cost or other impacts of any future carbon pricing mechanisms, other climate change regulatory programs or future legislative action that may be enacted, we anticipate that we will dedicate more resources and money to comply and remediate in response to legislative or regulatory changes.

For information about the potential impacts of climate change and related regulations, refer to Item 1A. “Risk Factors.”

Health and Safety
Management believes that safety and health considerations are integral to, and compatible with, all other functions in the organization and that proper safety and health management will enhance production and reduce costs. As a result, we consider the safety and health of our workforce as one of our highest priorities. We are subject to extensive regulation of worker health and safety, including the requirements of the U.S. Occupational Safety and Health Act and similar laws of other jurisdictions. In the U.S., the operation of our mines is subject to regulation by the U.S. Mine Safety and Health Administration (MSHA) under the Federal Mine Safety and Health Act of 1977 (Mine Act). MSHA inspects our mines on a regular basis and issues citations and orders when it believes a violation has occurred under the Mine Act. Additionally, in the U.S. various state agencies have concurrent jurisdiction arising under state law that regulate worker health and safety in both our industrial facilities and mines. If regulatory inspections result in an alleged violation, we may be subject to fines and penalties and, in instances of alleged significant violations, our mining operations or industrial facilities could be subject to temporary or extended closures. Refer to Exhibit 95.1 to this Form 10-K for additional information regarding certain orders and citations issued by MSHA for our operations during the year ended December 31, 2022. For information about health and safety, refer to “Human Capital” below and Item 4. “Mine Safety Disclosures.”

Human Rights
We have adopted policies that govern our working relationships with the communities and governments where we operate and that are designed to guide our practices and programs in a manner that respects human rights and the culture of the local people impacted by our operations. For information about human rights, refer to “Community and Human Rights” below.

COMPETITION

The top 10 producers of copper comprise approximately 42% of total worldwide mined copper production. For the year 2022, we ranked first among those producers, with approximately 7% of estimated total worldwide mined copper production. We believe our competitive position is based on the size, quality and grade of our ore bodies and our ability to manage costs compared with other producers. We have a diverse portfolio of mining operations with varying ore grades and cost structures. Our costs are driven by the location, grade and nature of our ore bodies, and the level of input costs, including energy, labor and equipment. The metals markets are cyclical, and we believe our ability to maintain our competitive position over the long term is based on our ability to acquire and develop quality deposits (including the expansion of deposits at our existing mine sites), hire, develop and retain a skilled workforce, and to manage our costs.

MINING OPERATIONS

The Copper Mark
We are committed to maintaining the validation of all of our copper producing sites with the Copper Mark, a comprehensive assurance framework designed to demonstrate the copper industry's responsible production practices. To achieve the Copper Mark, each site is required to complete an external assurance process to assess conformance with 32 environmental, social and governance (ESG) requirements. In February 2023, PT-FI was awarded the Copper Mark and we have now achieved the Copper Mark at all 12 of our eligible copper producing sites globally.

In fourth-quarter 2022, the Copper Mark announced an extension of its framework to include molybdenum producers, among other metal producers. In February 2023, our Climax and Henderson molybdenum mines were awarded the Molybdenum Mark, making FCX the first molybdenum miner to achieve this distinction. Our four copper mines that produce by-product molybdenum (Bagdad, Cerro Verde, Morenci and Sierrita) have also been awarded the Molybdenum Mark.

ICMM
We are a founding member of the International Council on Mining & Metals (ICMM), an organization dedicated to a safe, fair and sustainable mining and metals industry, aiming continuously to strengthen ESG performance across the global mining and metals industry. As a member company, we are required to implement the 10 Mining Principles which define good ESG practices, and associated position statements, while also meeting 39 performance expectations and producing an externally verified sustainability report in accordance with the Global Reporting Initiative Sustainability Reporting Standards subject to the ICMM Assurance & Validation Procedure.

Tailings Management
We dedicate substantial financial resources and internal and external technical resources to pursue the safe management of our tailings facilities and to reduce or eliminate the number of and potential consequences of credible failure modes. Our tailings management and stewardship program, which involves qualified external Engineers of Record and periodic oversight by independent tailings Technical Review Boards and our Tailings Stewardship Team, complies with the tailings governance framework on preventing catastrophic failure of tailings storage facilities adopted by the ICMM. In August 2020, the co-conveners of the Global Tailings Review, which included ICMM, published the Global Industry Standard on Tailings Management (the Tailings Standard). The Tailings Standard includes 77 requirements across 6 key areas, including the design, construction, operation and monitoring of tailings facilities, management and governance, emergency response and long-term recovery, and public disclosure. As a member of ICMM, we are committed to implementation of the Tailings Standard by August 2023 for our tailings storage facilities with “Extreme” or “Very High” potential consequences of credible failure modes (as defined in the Tailings Standard) and by August 2025 for our remaining facilities. We believe we have the financial capacity to meet current estimated lifecycle costs, including estimated closure, post-closure and reclamation obligations associated with our tailings storage facilities. We continue to enhance our existing practices to strengthen the design, operation and closure of tailings storage facilities in an effort to reduce the risk of severe or catastrophic failure of those facilities. Refer to Item 1A. “Risk Factors” for further discussion.

Overview of Mines
Following are maps and descriptions of our copper and molybdenum mining operations in North America, South America and Indonesia. We consider our material mines, as defined under the disclosure requirements of Subpart 1300 of SEC Regulation S-K, to be the Morenci mine in North America, the Cerro Verde mine in Peru and the Grasberg minerals district in Indonesia. Refer to Exhibits 96.1, 96.2 and 96.3 for the Technical Report Summaries that have been prepared for our material mines.

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

Morenci

We own a 72% undivided interest in Morenci, with the remaining 28% owned by Sumitomo Metal Mining Arizona, Inc. (15%) and SMM Morenci, Inc. (13%). Each partner takes in kind its share of Morenci’s production.

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

The Morenci operation consists of two concentrators with a milling design capacity of 132,000 metric tons of ore per day, which produce copper and molybdenum concentrate (one of Morenci’s concentrators, which has a milling capacity of approximately 50,000 metric tons of ore per day, was restarted in July 2021 and resumed operating at full capacity in early 2022); a 72,500 metric ton-per-day, crushed-ore leach pad and stacking system; a low-grade run-of-mine (ROM) leaching system; four SX plants; and three EW tank houses that produce copper cathode. Total EW tank house capacity is approximately 900 million pounds of copper per year. Morenci’s available mining fleet consists of one hundred and forty-six 236-metric-ton haul trucks loaded by 13 electric shovels with bucket sizes ranging from 47 to 57 cubic meters. Morenci’s mining fleet is capable of moving an average of 815,000 metric tons of material per day. Our share of Morenci's net property, plant, equipment (PP&E) and mine development costs at December 31, 2022, totaled $2.1 billion.

Morenci’s production, including our joint venture partners’ share, totaled 0.9 billion pounds of copper and 4 million pounds of molybdenum in 2022, 0.9 billion pounds of copper and 5 million pounds of molybdenum in 2021, and 1.0 billion pounds of copper and 6 million pounds of molybdenum in 2020.

Morenci is located in a desert environment with rainfall averaging 13 inches per year. The highest bench elevation is 1,900 meters above sea level and the ultimate pit bottom is expected to have an elevation of 550 meters above sea level. The Morenci operation encompasses approximately 61,700 acres, comprising 51,300 acres of fee lands and 10,400 acres of unpatented mining claims held on public mineral estate and numerous state or federal permits, easements and rights-of-way.

The Morenci operation’s electrical power is supplied by our wholly owned subsidiary, The Morenci Water & Electric Company (MW&E). MW&E sources its generation services through our wholly owned subsidiary, Freeport-McMoRan Copper & Gold Energy Services LLC, through capacity rights at the Luna Energy Facility in Deming, New Mexico, and other power purchase agreements. Although we believe the Morenci operation has sufficient water sources to support current operations, we are a party to litigation that may impact our water right claims or rights to continued use of currently available water supplies, which could adversely affect our water supply for the Morenci operation. Refer to “Governmental Regulations” above, Item 1A. “Risk Factors” and Item 3. “Legal Proceedings” for further discussion.

Bagdad

Our wholly owned Bagdad mine is an open-pit copper and molybdenum mining complex that has been in continuous operations since 1945 and prior mining was conducted through underground workings. Bagdad is located in Yavapai County in west-central Arizona, approximately 60 miles west of Prescott and 100 miles northwest of Phoenix. The property can be reached by U.S. Highway 93 to State Route 97 or Arizona Highway 96, which ends at the town of Bagdad. The closest railroad is at Hillside, Arizona, 24 miles southeast on Arizona Highway 96.

The Bagdad mine is a porphyry copper deposit containing both sulfide and oxide mineralization. Chalcopyrite and molybdenite are the dominant primary sulfides and are the primary economic minerals in the mine. Chalcocite is the most common secondary copper sulfide mineral, and the predominant oxide copper minerals are chrysocolla, malachite and azurite.

The Bagdad operation consists of a concentrator with a milling design capacity of 77,100 metric tons of ore per day that produces copper and molybdenum concentrate, a SX/EW plant that can produce approximately 9 million pounds per year of copper cathode from solution generated by low-grade stockpile leaching, and a pressure-leach plant to process molybdenum concentrate. The available mining fleet consists of thirty-four 235-metric-ton haul trucks loaded by eight electric shovels with bucket sizes ranging from 30 to 48 cubic meters, which are capable of moving an average of 236,000 metric tons of material per day. Bagdad’s net PP&E and mine development costs at December 31, 2022, totaled $0.7 billion.

We are planning an expansion to double the concentrator capacity of the Bagdad operation. We are engaging stakeholders and are conducting a feasibility study, which is expected to be completed in 2023. The timing of future development will be dependent on market conditions, labor and supply chain considerations and other economic factors. Refer to Item 1A. “Risk Factors” for further discussion.

Bagdad’s production totaled 165 million pounds of copper and 9 million pounds of molybdenum in 2022, 184 million pounds of copper and 9 million pounds of molybdenum in 2021, and 216 million pounds of copper and 11 million pounds of molybdenum in 2020.

Bagdad is located in a desert environment with rainfall averaging 15 inches per year. The highest bench elevation is 1,250 meters above sea level and the ultimate pit bottom is expected to be 120 meters above sea level. The Bagdad operation encompasses approximately 51,200 acres, comprising 40,000 acres of fee lands and 11,200 acres of unpatented mining claims held on public mineral estate and numerous state or federal permits, easements and rights-of-ways.

Bagdad receives electrical power from Arizona Public Service Company. We believe the Bagdad operation has sufficient water sources to support current operations.

Safford, including Lone Star

Our wholly owned Safford mine is an open-pit copper mining complex that has been in operation since 2007. Safford is located in Graham County, Arizona, 8 miles north of the town of Safford and 170 miles east of Phoenix. The site is accessible by paved county road off U.S. Highway 70.

The Safford mine includes three copper deposits that have oxide mineralization overlaying primary copper sulfide mineralization. The predominant oxide copper minerals are chrysocolla and copper-bearing iron oxides with the predominant copper sulfide material being chalcopyrite. The only Safford deposit currently being mined is Lone Star, which began leaching operations in the second half of 2020 and is increasing its operating rates to achieve targeted production of approximately 300 million pounds of copper per year from oxide ores in 2023 (compared with the initial design of 200 million pounds per year). The oxide project at Lone Star advances the opportunity for development of the underlying, large-scale sulfide resources. We are conducting follow-on exploration in the area to support metallurgical testing and mine development planning for a potential significant long-term investment to build additional scale on an economically attractive basis.

Safford is a mine-for-leach operation that produces copper cathode. The operation consists of three open pits, of which only Lone Star is currently being mined, feeding a crushing facility with a design capacity of 103,500 metric tons of ore per day. The crushed ore is delivered to a leach pad by a series of overland and portable conveyors. Leach solutions feed a SX/EW facility with a capacity of 305 million pounds of copper per year. A sulfur burner plant is also in operation at Safford, providing a cost-effective source of sulfuric acid used in SX/EW operations. The available mining fleet consists of fifty-eight 235-metric-ton haul trucks loaded by seven electric shovels with bucket sizes ranging from 34 to 47 cubic meters, which are capable of moving an average of 408,000 metric tons of material per day. Safford’s net PP&E and mine development costs at December 31, 2022, totaled $1.3 billion.

Safford’s copper production totaled 285 million pounds in 2022, 265 million pounds in 2021 and 161 million pounds in 2020.

Safford is located in a desert environment with rainfall averaging 10 inches per year. The highest bench elevation is 1,783 meters above sea level and the ultimate pit bottom is expected to have an elevation of 747 meters above sea level. The Safford operation encompasses approximately 78,300 acres, comprising 37,700 acres of fee lands and 40,600 acres of unpatented claims held on public mineral estate.

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

Sierrita

Our wholly owned Sierrita mine is an open-pit copper and molybdenum mining complex that has been in operation since 1959. Sierrita is located in Pima County, Arizona, approximately 20 miles southwest of Tucson and 7 miles west of the town of Green Valley and Interstate Highway 19. The site is accessible by a paved highway and by rail.

The Sierrita mine is a porphyry copper deposit that has oxide, secondary sulfide and primary sulfide mineralization. The predominant oxide copper minerals are malachite, azurite and chrysocolla. Chalcocite is the most important secondary copper sulfide mineral, and chalcopyrite and molybdenite are the dominant primary sulfides.

The Sierrita operation includes a concentrator with a milling design capacity of 100,000 metric tons of ore per day that produces copper and molybdenum concentrate. Sierrita also produces copper from a ROM oxide-leaching system. Cathode copper is plated at the Twin Buttes EW facility, which has a design capacity of approximately 50 million pounds of copper per year. The Sierrita operation also has molybdenum facilities consisting of a leaching circuit, two molybdenum roasters and a packaging facility. The molybdenum facilities process molybdenum concentrate produced by Sierrita, from our other mines and from third-party sources. The available mining fleet consists of twenty-four 235-metric-ton haul trucks loaded by four electric shovels with bucket sizes ranging from 34 to 56 cubic meters, which are capable of moving an average of 200,000 metric tons of material per day. Sierrita’s net PP&E and mine development costs at December 31, 2022, totaled $0.7 billion.

Sierrita’s production totaled 184 million pounds of copper and 17 million pounds of molybdenum in 2022, 189 million pounds of copper and 21 million pounds of molybdenum in 2021, and 178 million pounds of copper and 17 million pounds of molybdenum in 2020.

Sierrita is located in a desert environment with rainfall averaging 14 inches per year. The highest bench elevation is 1,387 meters above sea level and the ultimate pit bottom is expected to be 427 meters above sea level. The Sierrita operation, including the adjacent Twin Buttes site, encompasses approximately 47,600 acres, comprising 38,700 acres of fee lands including split estate lands and 8,900 acres of unpatented mining claims held on public mineral estate.

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

Since about 1915, the Miami mining operation had processed copper ore using both flotation and leaching technologies. The design capacity of the SX/EW plant is 200 million pounds of copper per year. Miami is no longer mining ore, but currently produces copper through leaching material already placed on stockpiles. Miami’s net PP&E and mine development costs at December 31, 2022, totaled $6 million.

Miami’s copper production totaled 11 million pounds in 2022, 12 million pounds in 2021 and 17 million pounds in 2020.

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

Chino and Tyrone

Chino
Our wholly owned Chino mine is an open-pit copper mining complex that has been in operation since 1910. Chino is located in Grant County, New Mexico, approximately 15 miles east of the town of Silver City off of State Highway 180. The mine is accessible by paved roads and by rail.

The Chino mine is a porphyry copper deposit with adjacent copper skarn deposits. There is leachable oxide, secondary sulfide and millable primary sulfide mineralization. The predominant oxide copper mineral is chrysocolla. Chalcocite is the most important secondary copper sulfide mineral, and chalcopyrite and molybdenite the dominant primary sulfides.

The Chino operation consists of a concentrator with a milling design capacity of 36,000 metric tons of ore per day that produces copper concentrate, and a 150 million pound-per-year SX/EW plant that produces copper cathode from solution generated by ROM leaching. The available mining fleet consists of eighteen 240-metric-ton haul trucks loaded by three electric shovels with bucket sizes ranging from 31 to 48 cubic meters, which are capable of moving an average of 180,000 metric tons of material per day. Chino’s net PP&E and mine development costs at December 31, 2022, totaled $0.5 billion.

In April 2020, operations at Chino were suspended in connection with our revised operating plans in response to the COVID-19 pandemic. During 2021, we restarted mining activities at Chino, which has continued to operate at approximately 50% of capacity. Chino’s copper production totaled 130 million pounds in 2022, 124 million pounds in 2021 and 92 million pounds in 2020.

Chino is located in a desert environment with rainfall averaging 16 inches per year. The highest bench elevation is 2,250 meters above sea level and the ultimate pit bottom is expected to be 1,508 meters above sea level. The Chino operation encompasses approximately 125,100 acres, comprising 109,000 acres of fee lands and 16,100 acres of unpatented mining claims held on public mineral estate.

Chino receives electrical power from the Luna Energy facility and from the open market. We believe the Chino operation has sufficient water resources to support current operations. Refer to “Governmental Regulations” above and Item 1A. “Risk Factors” for further discussion.

Tyrone
Our wholly owned Tyrone mine is an open-pit copper mining complex and has been in operation since 1967. Tyrone is located in Grant County, New Mexico, 10 miles south of Silver City, New Mexico, along State Highway 90. The site is accessible by paved road and by rail.

The Tyrone mine is a porphyry copper deposit. Mineralization is predominantly secondary sulfide consisting of chalcocite, with leachable oxide mineralization consisting of chrysocolla.

Copper processing facilities consist of a SX/EW operation with a maximum capacity of approximately 100 million pounds of copper cathode per year. The available mining fleet consists of nine 240-metric-ton haul trucks loaded by one electric shovel with a bucket size of 47 cubic meters, which is capable of moving an average of 108,000 metric tons of material per day. Tyrone’s net PP&E and mine development costs at December 31, 2022, totaled $0.1 billion. Tyrone’s copper production totaled 59 million pounds in 2022, 55 million pounds in 2021 and 45 million pounds in 2020.

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

Climax and Henderson

Henderson Mill
Henderson Mine
40
Town
Railway
Mine
Empire
Denver
70
9
70
Dillon
70
Climax Mine
91
Leadville
N
0 5 10
MILES
LOCATOR MAP
Denver
Colorado

Climax
Our wholly owned Climax mine is an open-pit molybdenum mine that is located 13 miles northeast of Leadville, Colorado, off Colorado State Highway 91 at the top of Fremont Pass. The mine is accessible by paved roads. Climax was placed on care and maintenance status by its previous owner in 1995 and, after being acquired by us, began commercial production in 2012.

The Climax ore body is a porphyry molybdenum deposit, with molybdenite as the primary sulfide mineral.

The Climax mine includes a 25,000 metric tons of ore per day mill facility. Climax has the capacity to produce approximately 30 million pounds of molybdenum per year. The available mining fleet consists of eleven 177-metric-ton haul trucks loaded by two hydraulic shovels with bucket sizes of 34 cubic meters, which are capable of moving an average of 90,000 metric tons of material per day. Climax’s net PP&E and mine development costs at December 31, 2022, totaled $1.2 billion.

In April 2020, operating plans at Climax were revised in response to the COVID-19 pandemic. During 2021, Climax returned to pre-April 2020 production levels and is currently operating at approximately 75% of capacity. Molybdenum production from Climax totaled 21 million pounds in 2022, 18 million pounds in 2021 and 14 million pounds in 2020.

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

Climax operations receive electrical power through long-term contracts with Xcel Energy and natural gas supply with United Energy Trading (with Xcel as the transporter). We believe the Climax operation has sufficient water resources to support current operations. Refer to “Governmental Regulations” above and Item 1A. “Risk Factors” for further discussion.

Henderson
Our wholly owned Henderson molybdenum mining complex has been in operation since 1976. Henderson is located 42 miles west of Denver, Colorado, off U.S. Highway 40. Nearby communities include the towns of Empire, Georgetown and Idaho Springs. The Henderson mill site is located 15 miles west of the mine and is accessible from Colorado State Highway 9. The Henderson mine and mill are connected by a 10-mile conveyor tunnel under the Continental Divide and an additional five-mile surface conveyor. The tunnel portal is located five miles east of the mill.

The Henderson mine is a porphyry molybdenum deposit, with molybdenite as the primary sulfide mineral.

The Henderson operation consists of a block-cave underground mining complex feeding a concentrator with a design capacity of approximately 32,000 metric tons per day. Henderson has the capacity to produce approximately 15 million pounds of molybdenum per year. The majority of the molybdenum concentrate produced is shipped to our Fort Madison, Iowa, processing facility. The available underground mining equipment fleet consists of fifteen 9-metric-ton load-haul-dump (LHD) units and seven 73-metric-ton haul trucks, which deliver ore to a gyratory crusher feeding a series of three overland conveyors to the mill stockpiles. Henderson’s net PP&E and mine development costs at December 31, 2022, totaled $0.3 billion.

Henderson’s molybdenum production totaled 12 million pounds in both 2022 and 2021 and 10 million pounds in 2020.

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

Henderson operations receive electrical power through long-term contracts with Xcel Energy and natural gas supply with United Energy Trading (with Xcel Energy as the transporter). We believe the Henderson operation has sufficient water resources to support current operations. Refer to “Governmental Regulations” above and Item 1A. “Risk Factors” for further discussion.

South America
At our operations in South America, mine properties and facilities are controlled through mining claims or concessions under the general mining laws of the relevant country. The claims or concessions are owned or controlled by the operating companies in which we or our subsidiaries have a controlling ownership interest. Roads, power lines and aqueducts are controlled by easements.

Cerro Verde

We have a 53.56% ownership interest in Cerro Verde, with the remaining 46.44% held by SMM Cerro Verde Netherlands B.V. (21.0%), Compañia de Minas Buenaventura S.A.A. (19.58%) and other stockholders whose Cerro Verde shares are publicly traded on the Lima Stock Exchange (5.86%).

Cerro Verde is an open-pit copper and molybdenum mining complex that has been in operation since 1976. Cerro Verde is located 20 miles southwest of Arequipa, Peru. Prior to being acquired in 1994 by a predecessor of Phelps Dodge, the mine was previously operated by the Peru government. The property is located at latitude 16.53 degrees south and longitude 71.58 degrees west using the WGS 84 coordinate system. The site is accessible by paved highway. Cerro Verde’s copper cathode and concentrate production that is not sold locally is transported approximately 70 miles by truck and by rail to the Port of Matarani for shipment to international markets. Molybdenum concentrate is transported by truck to either the Ports of Callao or Matarani for shipment.

The Cerro Verde mine is a porphyry copper deposit that has oxide, secondary sulfide and primary sulfide mineralization. The predominant oxide copper minerals are brochantite, chrysocolla, malachite and copper “pitch.” Chalcocite and covellite are the most important secondary copper sulfide minerals. Chalcopyrite and molybdenite are the dominant primary sulfides.

Cerro Verde’s operation consists of two concentrating facilities with a total milling design capacity of 360,000 metric tons of ore per day and SX/EW leaching facilities. As a result of several efficiency initiatives implemented over the past several years, Cerro Verde’s two concentrators were able to achieve a combined average milling rate exceeding 400,000 metric tons of ore per day in 2022. Leach copper production is derived from a 39,000-metric-ton-per-day crushed leach facility and a 100,000-metric-ton-per-day ROM leach system. This SX/EW leaching operation has a capacity of approximately 200 million pounds of copper per year.

The available fleet consists of fifty-four 300-metric-ton haul trucks and ninety-three 245-metric-ton haul trucks (17 of which are currently on standby) and seven leased haul trucks (three 360-metric-ton and four 363-metric-ton) loaded by thirteen electric shovels with bucket sizes ranging in size from 33 to 57 cubic meters and two hydraulic shovels with a bucket size of 21 cubic meters (one of them is currently on standby). This fleet is capable of moving an average of approximately 1,000,000 metric tons of material per day. Cerro Verde’s net PP&E and mine development costs at December 31, 2022, totaled $6.0 billion.

Cerro Verde’s production totaled 1.0 billion pounds of copper and 23 million pounds of molybdenum in 2022, 0.9 billion pounds of copper and 21 million pounds of molybdenum in 2021, and 0.8 billion pounds of copper and 19 million pounds of molybdenum in 2020.

Cerro Verde is located in a desert environment with rainfall averaging 1.5 inches per year and is in an active seismic zone. The highest bench elevation is 2,768 meters above sea level and the ultimate pit bottom is expected to be 1,538 meters above sea level. The Peru general mining law and Cerro Verde’s mining stability agreement grant the surface rights of mining concessions located on government land. Government land obtained after 1997 must be leased or purchased. Cerro Verde has a mining concession covering approximately 178,000 acres, including 62,000 acres of surface rights and access to 14,600 acres granted through an easement from the Peru National Assets Office, plus 150 acres of owned property, and 1,151 acres of rights-of-way outside the mining concession area leased from both government agencies and private parties.

Cerro Verde currently receives electrical power, including hydro-generated power, under long-term contracts with ElectroPeru and Engie Energia Peru S.A.

Water for our Cerro Verde processing operations comes from renewable sources through a series of storage reservoirs on the Río Chili watershed that collect water primarily from seasonal precipitation and from wastewater collected from the city of Arequipa and treated at a wastewater treatment plant. We believe the Cerro Verde operation has sufficient water resources to support current operations. Refer to “Governmental Regulations” above and Item 1A. “Risk Factors” for further discussion.

El Abra

We have a 51% ownership interest in El Abra, and the remaining 49% interest is held by the state-owned copper enterprise Corporación Nacional del Cobre de Chile.

El Abra is an open-pit copper mining complex that has been in operation since 1996. El Abra is located 47 miles north of Calama in Chile’s El Loa province, Region II. The site is accessible by paved highway and by rail.

The El Abra mine is a porphyry copper deposit that has sulfide and oxide mineralization. The predominant primary sulfide copper minerals are bornite and chalcopyrite. There is a minor amount of secondary sulfide mineralization as chalcocite. The oxide copper minerals are chrysocolla and pseudomalachite. There are lesser amounts of copper bearing clays and tenorite.

The El Abra operation consists of a SX/EW facility with a capacity of 500 million pounds of copper cathode per year from a 125,000-metric-ton-per-day crushed leach circuit and a ROM leaching operation. The available fleet consists of twenty-three 242-metric-ton haul trucks loaded by four electric shovels with buckets ranging in size from 29 to 41 cubic meters, which are capable of moving 217,000 metric tons of material per day. El Abra’s net PP&E and mine development costs at December 31, 2022, totaled $0.8 billion.

El Abra’s copper production totaled 202 million pounds in 2022, 160 million pounds in 2021 and 159 million pounds in 2020. Higher mining and stacking activities at El Abra resulted in a 26% increase in copper production for the year 2022, compared with the year 2021 (which was impacted by COVID-19 protocols).

El Abra's large sulfide resource supports a potential major mill project similar to the large-scale concentrator constructed at Cerro Verde in 2015. Technical and economic studies continue to be evaluated to determine the optimal scope and timing for the sulfide project. We are advancing plans to invest in water infrastructure to provide options to extend existing operations, while continuing to monitor potential changes in Chile's regulatory and fiscal matters. We will defer major investment decisions pending clarity on such matters.

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

Indonesia

Ownership. PT-FI is a limited liability company organized under the laws of the Republic of Indonesia. On December 21, 2018, we completed the transaction with the Indonesia government regarding PT-FI’s long-term mining rights and share ownership (the 2018 Transaction). Following the 2018 Transaction, we have a 48.76% share ownership in PT-FI and the remaining 51.24% share ownership is collectively held by PT Indonesia Asahan Aluminum (Persero) (PT Inalum, also known as MIND ID), an Indonesia state-owned enterprise, and PT Indonesia Papua Metal Dan Mineral (formerly known as PT Indocopper Investama), which is expected to be owned by MIND ID and the provincial/regional government in Central Papua, Indonesia. The arrangements related to the 2018 Transaction also provided for us and the other pre-transaction PT-FI shareholders to initially retain the economics of the revenue and cost sharing arrangements under the former unincorporated joint venture with Rio Tinto plc (Rio Tinto). As a result, our economic interest in PT-FI approximated 81% through 2022. Beginning January 1, 2023, our economic interest in PT-FI is 48.76%. Refer to Note 3 for further discussion.

IUPK. Concurrent with closing the 2018 Transaction, the Indonesia government granted PT-FI a special mining license (IUPK) to replace its former Contract of Work (COW), enabling PT-FI to conduct operations in the Grasberg minerals district through 2041. Under the terms of the IUPK, PT-FI has been granted an extension of mining rights through 2031, with rights to extend mining rights through 2041, subject to PT-FI completing the construction of additional domestic smelting capacity in Indonesia and fulfilling its defined fiscal obligations to the Indonesia government. The IUPK, and related documentation, contains legal and fiscal terms and is legally enforceable through 2041. In addition, we, as a foreign investor, have rights to resolve investment disputes with the Indonesia government through international arbitration. Refer to Note 13 and Item 1A. “Risk Factors” for discussion of PT-FI’s IUPK and risks associated with our Indonesia mining operations.

PT-FI's IUPK provides that exports continue through 2023, subject to force majeure considerations. Indonesia regulations require PT-FI to renew its export license annually. The current license is scheduled for renewal in March 2023 and PT-FI is preparing its renewal application. PT-FI plans to work cooperatively with the Indonesia government to continue exports as required until the smelter is fully commissioned. Refer to Item 1A. “Risk Factors” for further discussion of risks associated with PT-FI’s export of copper concentrate.

Mining Rights. PT-FI and the Indonesia government continue to engage in preliminary discussions regarding the extension of PT-FI's mining rights under its IUPK beyond 2041. PT-FI believes an extension beyond 2041 would enable continuity of operations and the identification of additional resource development opportunities in the Grasberg minerals district.

Indonesia Smelter Capacity. Under the terms of the IUPK, PT-FI has been granted mining rights through 2031, with rights to extend its mining rights through 2041, subject to, among other things, PT-FI’s completion of construction of additional domestic smelting capacity totaling 2 million dry metric tons of concentrate per year by the end of 2023 (subject to force majeure provisions) and fulfilling its defined fiscal obligations to the Indonesia government. In accordance with Indonesia regulations, PT-FI submits a smelter progress report to the Indonesia government for review every six months. Refer to “Governmental Regulations” above, Item 1A. “Risk Factors,” MD&A and Notes 12 and 13 for additional discussion of the Indonesia smelter projects.

Grasberg Minerals District. PT-FI operates in the remote highlands of the Sudirman Mountain Range in the province of Central Papua, Indonesia, which is on the western half of the island of New Guinea. Since 1967, we and our predecessors have been the only operator of exploration and mining activities in the approximately 24,600-acre operating area. The operating area is accessible by coastal portsite facilities on the Arafura Sea and by the Timika airport. The project site is located at latitude 4.08 degrees south and longitude 137.12 degrees east using the WGS 84 coordinate system. The project area includes a 70-mile main service road from portsite to the mill complex.

PT-FI currently has three underground operating mines in the Grasberg minerals district: the Grasberg Block Cave, the Deep Mill Level Zone (DMLZ) and Big Gossan.

Production from the Grasberg minerals district totaled 1.6 billion pounds of copper and 1.8 million ounces of gold in 2022, 1.3 billion pounds of copper and 1.4 million ounces of gold in 2021, and 0.8 billion pounds of copper and 0.8 million ounces of gold in 2020. PT-FI’s net PP&E and mine development costs at December 31, 2022, totaled $16.9 billion.

The installation of additional milling facilities at PT-FI is currently expected to be completed in late 2023, which would increase milling capacity to approximately 240,000 metric tons of ore per day and provide for continued annualized copper and gold production volumes of approximately 1.6 billion pounds of copper and 1.6 million ounces of gold. PT-FI is also advancing a mill recovery project with the installation of a new copper cleaner circuit that is expected to be completed in 2024 and is expected to provide incremental metal production of approximately 60 million pounds of copper and 40 thousand ounces of gold per year. Additionally, in 2021, PT-FI commenced long-term mine development activities for its Kucing Liar deposit. Refer to Item 1A. “Risk Factors” for discussion of risks associated with development projects and underground mines.

Our principal source of power for our Indonesia operations is a coal-fired power plant that we built in 1998. Diesel generators supply peaking and backup electrical power generating capacity; however, PT-FI is constructing a dual-fuel power plant that is expected to be fully commissioned in 2023 to support increased power requirements as underground mining continues to ramp up.

A combination of naturally occurring mountain streams and water derived from our underground operations provides water for our operations. Our Indonesia operations are in an active seismic zone and experience average annual rainfall of approximately 200 inches.

Grasberg Block Cave Underground Mine
The Grasberg Block Cave ore body is the same ore body historically mined from the surface in the Grasberg open pit. Undercutting, drawbell construction and ore extraction activities in the Grasberg Block Cave underground mine continue to track expectations. Monitoring data on cave propagation in the Grasberg Block Cave underground mine is providing confidence in growing production rates over time. As existing drawpoints mature and additional drawpoints are added, cave expansion is expected to accelerate production rates to an average 116,000 metric tons of ore per day in 2023 and 130,000 metric tons of ore per day in 2024 from five production blocks spanning 335,000 square meters. As of December 31, 2022, the Grasberg Block Cave underground mine had 386 open drawbells.

Ore milled from the Grasberg Block Cave underground mine averaged 103,300 metric tons per day in 2022, 70,600 metric tons per day in 2021 and 30,800 metric tons per day in 2020. Production at the Grasberg Block Cave underground mine is expected to continue through 2041.

The Grasberg Block Cave fleet consists of approximately 580 pieces of mobile equipment. The primary mining equipment directly associated with production and development includes an available fleet of 97 LHD units and 26 haul trucks. Each production LHD unit typically carries approximately 11 metric tons of ore and transfers ore into the rail haulage system. The Grasberg Block Cave has a rail haulage system currently operating with 10 locomotives and 120 ore wagons that haul the ore to the first 2 of the 3 planned gyratory crushers located underground via an automated rail system. Each ore wagon typically carries 35 metric tons. The crushed ore is conveyed to surface stockpiles for processing.

DMLZ Underground Mine
The DMLZ ore body lies below the Deep Ore Zone (DOZ) underground mine at the 2,590-meter elevation and represents the downward continuation of mineralization in the Ertsberg East Skarn system and neighboring Ertsberg porphyry.

The DMLZ has continued its ramp-up of production. Hydraulic fracturing operations have been effective in managing rock stresses and pre-conditioning the cave following mining-induced seismic activity experienced from time to time. Ongoing hydraulic fracturing operations combined with continued undercutting and drawbell openings in the two currently active production blocks are expected to expand the cave, supporting higher production rates that are expected to average nearly 80,000 metric tons of ore per day in both 2023 and 2024 from three production blocks. As of December 31, 2022, the DMLZ underground mine had 207 open drawbells.

Ore milled from the DMLZ underground mine averaged 76,300 metric tons per day in 2022, 58,000 metric tons per day in 2021 and 28,600 metric tons per day in 2020. Production at the DMLZ underground mine is expected to continue through 2041.

The DMLZ fleet consists of over 400 pieces of mobile equipment, which includes 60 LHD units and 36 haul trucks used in production and development activities. Each production LHD unit typically carries approximately 9 metric tons of ore and transfers ore into the truck haulage system. The haul trucks have a capacity of 55 to 60 metric tons and load ore from chutes fed by the LHDs and transfer it to one of two gyratory crushers. The crushed ore is conveyed to surface stockpiles for processing.

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

Ore milled from the Big Gossan underground mine averaged 7,600 metric tons per day in 2022, 7,500 metric tons per day in 2021 and 7,000 metric tons per day in 2020. Production at the Big Gossan underground mine is expected to continue through 2041.

The Big Gossan fleet consists of over 80 pieces of mobile equipment, which include 13 LHD units and 7 haul trucks used in development and production activities.

Kucing Liar Underground Mine
Long-term mine development activities are ongoing for PT-FI's Kucing Liar deposit in the Grasberg minerals district, which is expected to produce over 6 billion pounds of copper and 6 million ounces of gold between 2028 and the end of 2041. Pre-production development activities commenced in 2022 and are expected to continue over an approximate 10-year timeframe. Capital investments are estimated to average approximately $400 million per year over this period (including $470 million for the year 2023). At full operating rates of approximately 90,000 metric tons of ore per day, annual production from Kucing Liar is expected to approximate 550 million pounds of copper and 560 thousand ounces of gold, providing PT-FI with sustained long-term, large-scale and low-cost production. Kucing Liar will benefit from substantial shared infrastructure and PT-FI's experience and long-term success in block-cave mining.

DOZ Underground Mine
The DOZ ore body lies vertically below the depleted Intermediate Ore Zone. PT-FI began production from the DOZ ore body in 1989 and the ore body was depleted at the end of 2021. Ore milled from the DOZ underground mine averaged 8,700 metric tons per day in 2021 and 20,900 metric tons per day in 2020.

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
DMLZ – Deep Mill Level Zone
Amole – Deep Grasberg/Kucing Liar Exploration
WAN – Wanagon Drainage and Conveyors

Smelting Facilities and Other Mining Properties
Greenfield Smelter and Precious Metal Refinery. PT-FI is actively engaged in the construction of a greenfield smelter in Gresik, Indonesia. The greenfield smelter will be owned and operated by PT-FI and have a capacity to process approximately 1.7 million metric tons of copper concentrate per year. The smelter construction is advancing and is expected to be completed during 2024.

Construction of a precious metal refinery to process gold and silver from the greenfield smelter and PT Smelting at an estimated capital cost of $400 million is in progress with commissioning also expected during 2024.

Atlantic Copper. Our wholly owned Atlantic Copper smelter and refinery is located on land concessions from the Huelva, Spain, port authorities, which are scheduled to expire in 2038.

The design capacity of the smelter is approximately 300,000 metric tons of copper per year, and the refinery has a capacity of 286,000 metric tons of copper per year. Atlantic Copper’s anode production from its smelter totaled 215,000 metric tons of copper in 2022, 278,600 metric tons in 2021 and 275,900 metric tons in 2020. Copper cathode production from its refinery totaled 218,400 metric tons of copper in 2022, 277,000 metric tons in 2021 and 275,000 metric tons in 2020.

Atlantic Copper completed a 78-day major maintenance turnaround in 2022. Atlantic Copper’s major maintenance turnarounds typically occur approximately every eight years, with shorter-term maintenance turnarounds in the interim.

Following is the allocation of Atlantic Copper’s concentrate purchases from unaffiliated third parties and our copper mining operations for the years ended December 31:

	2022	2021	2020
Third parties	65%	66%	79%
Indonesia mining	18	9	4
South America mining	10	7	7
North America copper mines	7	18	10
	100%	100%	100%

Atlantic Copper is developing an e-material recycling project as a result of the significant and continued
growth in electronic waste material. Atlantic Copper’s existing smelting and refining facilities provide synergies to recycle this type of material, and the project, which is expected to commence in 2025, would include an addition of a smelting furnace and associated equipment to recover copper, gold, silver, palladium, tin, nickel and platinum from e-materials. Atlantic Copper estimates that the initial project capital will approximate $325 million.

PT Smelting. PT Smelting, an Indonesia company, owns a copper smelter and refinery in Gresik, Indonesia. On April 30, 2021, PT-FI acquired an additional 14.5% of the outstanding common stock of PT Smelting, increasing its ownership interest to 39.5%. Mitsubishi Materials Corporation (MMC) owns the remaining 60.5% and serves as the operator of PT Smelting.

In November 2021, PT-FI completed agreements with MMC to implement the expansion of PT Smelting’s capacity by 30% to 1.3 million metric tons of concentrate per year, which is expected to be completed by the end of 2023. PT-FI is funding the cost of the expansion with a loan that is expected to convert to equity, increasing its ownership in PT Smelting from 39.5% to a majority ownership once the expansion is complete. Refer to Note 3 for further discussion.

Prior to 2023, PT-FI’s contract with PT Smelting provided for PT-FI to supply 100% of the copper concentrate requirements (subject to a minimum or maximum treatment charge rate) necessary for PT Smelting to produce 205,000 metric tons of copper annually on a priority basis. PT-FI could also then sell copper concentrate to PT Smelting at market rates for quantities in excess of 205,000 metric tons of copper annually.

Beginning in 2023, PT-FI's commercial arrangement with PT Smelting converted to a tolling arrangement. Under the arrangement, PT-FI pays PT Smelting a tolling fee to smelt and refine its concentrate and will retain title to all products for sale to third parties. This arrangement is not expected to result in a significant change in PT-FI's economics but will impact the timing of PT-FI’s sales during 2023. We estimate that approximately 90 million pounds of copper and 120 thousand ounces of gold from PT-FI’s first-quarter 2023 production will remain in inventory until final sale later in 2023.

PT Smelting received a one-year extension of its anode slimes export license, which currently expires November 3, 2023. Refer to Item 1A. “Risk Factors” for further discussion of risks associated with PT Smelting’s export of anode slimes.

PT Smelting’s anode production from its smelter totaled 316,700 metric tons of copper in 2022, 280,400 metric tons in 2021 and 276,900 metric tons in 2020. Copper cathode production from its refinery totaled 268,400 metric tons of copper in 2022, 256,900 metric tons in 2021 and 273,000 metric tons in 2020.

PT Smelting’s maintenance turnarounds (which range from two weeks to a month to complete) typically are expected to occur approximately every two years, with short-term maintenance turnarounds in the interim. PT Smelting completed a 30-day maintenance turnaround during December 2020 and an 18-day maintenance turnaround in October 2022. PT Smelting has a planned 75-day shutdown scheduled for mid-2023 associated with its expansion project with a 7-day shutdown in fourth-quarter 2023 to complete final tie-in of the expansion project.

Miami Smelter. We own and operate a smelter at our Miami mining operation in Arizona. The smelter has been operating for over 100 years and has been upgraded numerous times during that period to implement new technologies, improve production and comply with air quality requirements.

The Miami smelter processes copper concentrate primarily from our North America copper mines. Concentrate processed through the smelter totaled 781,000 metric tons in 2022, 674,000 metric tons in 2021 and 764,000 metric tons in 2020, and copper anode production from the smelter totaled 202,000 metric tons in 2022, 194,000 metric tons in 2021 and 211,000 metric tons in 2020. In addition, because sulfuric acid is a by-product of smelting concentrate, the Miami smelter is also the most significant source of sulfuric acid for our North America leaching operations.

Major maintenance turnarounds are anticipated to occur approximately every two or three years for the Miami smelter. We performed a major maintenance turnaround during 2021. The next major maintenance turnaround is scheduled for the last half of 2024.

Rod & Refining Operations. Our Rod & Refining operations consist of conversion facilities located in North America, including a refinery in El Paso, Texas and rod mills in El Paso, Texas, and Miami, Arizona. We refine our copper anode production from our Miami smelter at our El Paso refinery. The El Paso refinery has the potential to operate at an annual production capacity of approximately 410,000 metric tons of copper cathode, which is sufficient to refine all of the copper anode we produce at our Miami smelter. Copper cathode production from the El Paso refinery totaled 208,900 metric tons in 2022, 187,300 metric tons in 2021 and 212,600 metric tons in 2020. Our El Paso refinery also produces nickel carbonate, copper telluride and autoclaved slimes material containing gold, silver, platinum and palladium.

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

MINING DEVELOPMENT PROJECTS AND EXPLORATION ACTIVITIES

Capital expenditures totaled $3.5 billion (including $1.7 billion for major mining projects and $0.8 billion for Indonesia smelter projects) in 2022, $2.1 billion (including $1.25 billion for major mining projects and $0.2 billion for Indonesia smelter projects) in 2021 and $2.0 billion (including $1.2 billion for major mining projects and $0.1 billion for Indonesia smelter projects) in 2020. Capital expenditures for major mining projects were primarily associated with underground development activities in the Grasberg minerals district, and also included expenditures associated with the Lone Star copper leach project at our Safford mine in 2021 and 2020.

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

Our mining exploration activities are primarily associated with our existing mines, focusing on opportunities to expand mineral reserves and resources to support development of additional future production capacity. Exploration results continue to indicate opportunities for significant future potential reserve additions at our existing properties in North America and South America. Exploration spending associated with mining operations totaled $105 million in 2022 (primarily to advance Lone Star and other opportunities at our North America copper mines), $50 million in 2021 and $34 million in 2020.

Refer to Item 1A. “Risk Factors” for further discussion of risks associated with mine development projects and exploration activities, and PT-FI’s IUPK.

SOURCES AND AVAILABILITY OF ENERGY, NATURAL RESOURCES AND RAW MATERIALS

Our copper mining operations require significant amounts of energy, principally diesel, electricity, coal and natural gas, most of which is obtained from third parties under long-term contracts. Historically, copper prices have been correlated to various input costs, including energy and other commodity-related consumables. During 2022, prices for a number of commodity-related consumables increased at a time when copper prices declined. While a number of commodity-related consumables have retreated from the highs of 2022, most cost elements remain high relative to long-term correlations. For a further discussion of risks associated with various input costs, refer to Item 1A. “Risk Factors.”

Energy represented approximately 21% of our copper mine site operating costs in 2022, including purchases of approximately 230 million gallons of diesel fuel; approximately 8,400 gigawatt hours of electricity at our North America and South America copper mining operations (we generate all of our power at our Indonesia mining operation); approximately 820 thousand metric tons of coal for our coal power plant in Indonesia; and approximately 1 million MMBtu (million British thermal units) of natural gas at certain of our North America mines. Based on current cost estimates, energy is expected to approximate 24% of our copper mine site operating costs in 2023.

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

HUMAN CAPITAL

We are committed to promoting the health, safety and well-being of our workforce and striving to further strengthen our commitment to promoting an inclusive, diverse and agile workplace. We believe our global workforce is the foundation of our success. Our Board of Directors (Board) oversees our policies and implementation programs that govern our approach to management of our human capital, with the Corporate Responsibility Committee (CRC) having oversight of health and safety matters and the Compensation Committee having oversight of other human capital matters, including those relating to workforce recruitment, retention and development, pay equity and inclusion and diversity.

Workforce
At December 31, 2022, we had approximately 25,600 employees (12,400 in North America, 5,900 in Indonesia, 6,300 in South America and 1,000 in Europe and other locations). We also had contractors that employ personnel at many of our operations, including approximately 23,500 at the Grasberg minerals district in Indonesia, 16,600 in North America, 6,400 at our South America mining operations and 2,400 in Europe and other locations.

Approximately 30% of our global employee population is covered by collective labor agreements (CLAs). In North America, our workforce is not covered by a CLA. Our North America hourly employees choose to work directly with management utilizing our Freeport Guiding Principles, which establishes how we work together within the values of the company to achieve our collective goals.

Employees covered by CLAs on December 31, 2022, are listed below, with the number of employees covered and the expiration date of the applicable CLA:

Location	Number of Unions	Number of Employees Covered by a CLA	Expiration Date

PT-FI - Indonesia	3	2,758	March 2024
Cerro Verde - Peru	2	3,265	August 2024 and August 2025
El Abra - Chile	2	943	April 2026	[a]
Atlantic Copper - Spain	3	511	December 2022	[b]
Rotterdam - The Netherlands	1	52	September 2023	[c]
Stowmarket - United Kingdom	1	40	May 2023

a.In September 2022, El Abra completed negotiations with its unions on a new three-year CLA that is effective through April 2026.
b.The CLA between Atlantic Copper and its three unions expired in December 2022, but has been extended indefinitely and remains active by mutual agreement from both parties while a new agreement is negotiated.
c.In December 2022, Rotterdam implemented the wage and bonus increases agreed to during union negotiations and extended the current CLA through September 2023.

We engage openly with our employee and union leadership to negotiate and uphold labor agreements, recognizing that labor disruptions such as prolonged strikes or other work stoppages can adversely affect our business operations, our workforce and regional stakeholders. There were no strikes or lockouts at any of our operations in 2022.

Health and Safety
Our highest priority is the health, safety and well-being of our employees and contractors. We also aim to instill health and safety processes for our suppliers and the communities where we operate. We believe that health and safety considerations are integral to, and fundamental for, all other functions in our organization, and we understand that the health and safety of our workforce is critical to our operational efficiency and long-term success. Our global health and safety approach, “Safe Production Matters,” is focused on fatality prevention and continuous improvement through the use of robust management systems, empowering safe work behaviors and strengthening our safety culture.

We focus on fatality prevention through the use of data and technology as well as behavioral science principles. Our framework for managing risks and compliance obligations is certified company wide in accordance with the ISO 45001 Health and Safety Management System (ISO 45001), most recently certified in January 2023. ISO 45001 requires third-party site-level verification of requirements, with a goal to prevent fatalities and reduce safety incidents.

As part of our commitment to providing a safe and healthy workplace, we strive to provide the training, tools and resources needed so our workforce can identify risks and consistently apply effective controls. We share information and key learnings about potentially fatal events, near misses and best practices throughout the company and engage with industry peers outside the organization to continuously improve our health and safety performance. We also review and discuss all fatalities with the CRC and the full Board.

Our objective is to achieve zero workplace fatalities and to decrease injuries and occupational illnesses. We measure our safety performance through regularly established benchmarks, including our company-wide Total Recordable Incident Rate (TRIR), which includes both employees and contractors. Regrettably, we had one work-related fatality in 2022 and two work-related fatalities in 2021. Additionally, three other fatalities occurred onsite in 2022; which, as of February 15, 2023, have not yet been classified by MSHA as independent medical episodes or work-related. We had 30 potential fatal events (PFE) in 2022 and 17 PFEs in 2021. Our TRIR per 200,000 man-hours worked was 0.77 in 2022 and 0.70 in 2021, which were higher than our 0.69 target for each year. The metal mining sector industry average per 200,000 man-hours worked reported by MSHA was 1.83 for 2022 (preliminary for the period of January 1, 2022, through September 30, 2022) and 1.71 in 2021.

In 2022, we continued to take steps to protect our workforce from COVID-19, by continuing operating protocols at each of our operating sites to contain and mitigate the risk of spread of COVID-19. We will continue to monitor, assess and update our public health crisis response, including COVID-19 protocols. Looking beyond the COVID-19 pandemic, we have committed to maintaining health benefits and offer guidance resources to support mental and physical well-being.

Employee Engagement, Training and Development
In addition to the health, safety and well-being of our global workforce, we have prioritized retaining a flexible, highly engaged and agile workforce. A key to our success is the ability to recruit, retain, develop and advance talented employees with diverse perspectives.

We are committed to ongoing training and development of our workforce. We focus on recruiting and retaining talented people by offering quality employment with competitive compensation and benefits as well as opportunities for professional development and growth. Strategic talent reviews and succession planning occur regularly and across all business areas. To support the advancement of our employees, we offer training and development programs encouraging advancement from within and continue to promote strong and experienced management talent. We leverage both formal and informal programs to identify, foster and retain top talent at both the corporate and operations levels.

Inclusion and Diversity
We are committed to fostering a culture that is safety focused, respectful, inclusive and representative of the communities where we operate. As a global organization that operates in diverse parts of the world, inclusion and diversity is a company priority, and we believe an inclusive and diverse workforce with a broad range of experience, knowledge, background, culture and heritage drives innovation, enhances operational performance and improves relationships with stakeholders.

We are often the largest employer in our local communities and hiring locally is a commitment we make to the host communities surrounding our operations and to our host countries. As of December 31, 2022, the vast majority of our employees are from the countries where we operate. We retain expatriate expertise for managerial and technical roles when we determine it is not available in local communities. To further these efforts, expatriates receive cultural training upon their arrival to a new location.

We aim to tailor our approach to inclusion and diversity across our global business and we seek to design programs and initiatives with standardized processes and priorities while being adaptable to site-specific or situational circumstances. We strive for, promote and foster a workplace where everyone feels a sense of belonging, is treated with respect and their opinions are valued. We believe an inclusive environment gives our people the confidence to speak up, share ideas that drive innovation and achieve operational excellence. We believe our inclusive environment is the foundation of our high-performance culture and is paramount to the long-term sustainable success of our business.

In addition to our Inclusion and Diversity Policy, our inclusion and diversity principles align with our core values of safety, respect, integrity, excellence and commitment, and are incorporated into our Principles of Business Conduct and other related policies. We have dedicated human resources team members to focus on inclusion and diversity initiatives and a cross-functional inclusion and diversity leadership team to help guide the strategy and direction of our inclusion and diversity programs. To help incentivize continued progress by our executive team on our priorities, inclusion and diversity has also been integrated into executive compensation, contributing to the sustainability component of our performance-based annual incentive program.

Additional information regarding our activities related to our people, including our workforce diversity data, can be found in our 2021 Annual Report on Sustainability and our 2021 EEO-1 Disclosure Supplement on our website. The Annual Report on Sustainability is updated annually. None of the information on, or accessible through, our website is part of this Form 10-K or is incorporated by reference herein.

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
•cultural resources promotion and preservation programs
•community infrastructure development
•charitable donations

In 2000, we endorsed the joint U.S. State Department-British Foreign Office Voluntary Principles on Security and Human Rights (Voluntary Principles). We participated in developing these Voluntary Principles with other major natural resource companies and international human rights organizations and they are incorporated into our human rights policy. The Voluntary Principles provide guidelines for our security programs, including interaction with host-government security personnel, private security contractors and our internal security employees.

Our Human Rights Policy reflects our commitment to implementing the United Nations Guiding Principles on Business and Human Rights. We have embarked on a program to plan and conduct site-level human rights impact assessments (HRIA) at our global operations, which help us to embed human rights considerations into our business practices, including site-level sustainability risk registers. We completed HRIAs at our Arizona operations in 2022, at El Abra in 2021, at our New Mexico operations in 2018, and at Cerro Verde in 2017. In 2022, we initiated the planning phase of the HRIA at PT-FI. We also participate in a multi-industry human rights working group to gain insight from peer companies and experts in the field to learn how best practices are evolving.

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

Cerro Verde constructed a wastewater treatment plant for the city of Arequipa, which was completed in 2015. The wastewater treatment plant supplements existing water supplies to support Cerro Verde’s concentrator expansion and also improves the local water quality, enhances agriculture products grown in the area and reduces the risk of waterborne illnesses. In addition to these projects, Cerro Verde annually makes significant community development investments in the Arequipa region.

Security Matters. Consistent with our operating permits in Peru and our commitment to protect our employees and property, we have taken steps to provide a safe and secure working environment. As part of its security program, Cerro Verde maintains its own internal security department. Both employees and contractors perform functions such as protecting company facilities, monitoring shipments of supplies and products, assisting in traffic control and aiding in emergency response operations. The security department receives human rights and Voluntary Principles training annually. Cerro Verde’s costs for its internal civilian security department totaled approximately $7 million in each of the years 2022, 2021 and 2020.

Cerro Verde, like all businesses and residents of Peru, relies on the Peru government for the maintenance of public order, upholding the rule of law and the protection of personnel and property. The Peru government is responsible for employing police personnel and directing their operations. Cerro Verde has limited public security forces in support of its operation, with the arrangement defined through an Inter-institutional Cooperation Agreement with the Peru National Police. Cerro Verde’s share of support costs for government-provided security approximated $1 million in each of the years 2022, 2021 and 2020. Refer to Item 1A. “Risk Factors” for further discussion of security risks in Peru.

Indonesia. PT-FI provides funding and technical assistance to support various community development programs in areas such as health, education, economic development and local infrastructure. In 1996, PT-FI established a social investment fund with the aim of contributing to social and economic development in the Mimika Regency. Prior to 2019, the fund was mainly managed by the Amungme and Kamoro Community Development Organization, a community-led institution. In 2019, a new foundation, the Amungme and Kamoro Community Empowerment Foundation (Yayasan Pemberdayaan Masyarakat Amungme dan Kamoro, or YPMAK), was established, and in 2020, PT-FI appointed YPMAK to assist in distributing a significant portion of PT-FI’s funding to support the development and empowerment of the local Indigenous Papuan people. YPMAK is governed by a Board of Governors consisting of seven representatives, including four from PT-FI.

In addition, since 2001, PT-FI has voluntarily established and contributed to land rights trust funds administered by Amungme and Kamoro representatives that focus on socioeconomic initiatives, human rights and environmental issues.

PT-FI is committed to the continued funding of YPMAK programs and the land rights trust funds, as well as for other local-community development initiatives through 2041 and has made and expects to continue making annual investments in public health, education, and local economic development. PT-FI recorded charges totaling $123 million in 2022, $109 million in 2021 and $67 million in 2020 to cost of sales for social and economic development programs.

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

PT-FI’s costs for its internal civilian security department totaled $50 million in both 2022 and 2021 and $47 million in 2020.

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

From the outset of PT-FI’s operations, the Indonesia government has looked to PT-FI to provide logistical and infrastructure support and assistance for these necessary services because of the limited resources of the Indonesia government and the remote location of and lack of development in Central Papua. PT-FI’s financial support of the Indonesia government security institutions assigned to PT-FI’s operations area represents a prudent response to PT-FI’s requirements and commitments to protect its workforce and property better ensuring that personnel are properly fed and lodged and have the logistical resources to patrol PT-FI’s roads and secure its area of operations. In addition, the provision of such support is consistent with our philosophy of responsible corporate citizenship, and reflects our commitment to pursue practices that protect and respect human rights.

PT-FI’s support costs for the government-provided security totaled $25 million in both 2022 and 2021 and $22 million in 2020. This supplemental support consists of various infrastructure and other costs, including food, housing, fuel, travel, vehicle repairs, allowances to cover incidental and administrative costs, and community assistance programs conducted by the military and police. Refer to Item 1A. “Risk Factors” for further discussion of security risks in Indonesia.

MINING PRODUCTION AND SALES DATA

	Years Ended December 31,
	Production			Sales
COPPER (millions of recoverable pounds)	2022	2021	2020	2022		2021		2020
(FCX’s net interest in %)
North America
Morenci (72%)[a]	636	631	707	639		632		711
Safford (100%)	285	265	161	281		252		150
Sierrita (100%)	184	189	178	186		187		177
Bagdad (100%)	165	184	216	169		185		213
Chino (100%)	130	124	92	127		114		108
Tyrone (100%)	59	55	45	59		53		45
Miami (100%)	11	12	17	11		13		16
Other (100%)	(3)	—	2	(3)		—		2
Total North America	1,467	1,460	1,418	1,469		1,436		1,422
South America
Cerro Verde (53.56%)	974	887	820	964		888		825
El Abra (51%)	202	160	159	198		167		151
Total South America	1,176	1,047	979	1,162		1,055		976
Indonesia
Grasberg minerals district (48.76%)[b]	1,567	1,336	809	1,582		1,316		804
Consolidated	4,210	3,843	3,206	4,213	[c]	3,807	[c]	3,202	[c]
Less noncontrolling interests	845	741	610	840		741		608
Net	3,365	3,102	2,596	3,373		3,066		2,594
Average realized price per pound				$3.90		$4.33		$2.95
GOLD (thousands of recoverable ounces)
(FCX’s net interest in %)
North America (100%)	13	11	9	12		11		13
Indonesia (48.76%)[b]	1,798	1,370	848	1,811		1,349		842
Consolidated	1,811	1,381	857	1,823		1,360		855
Less noncontrolling interests	337	257	159	339		252		158
Net	1,474	1,124	698	1,484		1,108		697
Average realized price per ounce				$1,787		$1,796		$1,832
MOLYBDENUM (millions of recoverable pounds)
(FCX’s net interest in %)
Climax (100%)	21	18	14	N/A		N/A		N/A
Henderson (100%)	12	12	10	N/A		N/A		N/A
North America copper mines (100%)[a]	29	34	33	N/A		N/A		N/A
Cerro Verde (53.56%)	23	21	19	N/A		N/A		N/A
Consolidated	85	85	76	75		82		80
Less noncontrolling interest	11	10	9	10		9		10
Net	74	75	67	65		73		70
Average realized price per pound				$18.71		$15.56		$10.20
a.Amounts are net of Morenci’s joint venture partners’ undivided interest.
b.Our economic interest in PT-FI approximated 81% through 2022, and is 48.76% thereafter (refer to Note 3 for further discussion).
c.Consolidated sales volumes exclude purchased copper of 124 million pounds in 2022, 173 million pounds in 2021 and 290 million pounds in 2020.

SELECTED OPERATING DATA

	Years Ended December 31,
	2022	2021	2020	2019	2018
CONSOLIDATED MINING
Copper (millions of recoverable pounds)
Production	4,210	3,843	3,206	3,247	3,813
Sales, excluding purchases	4,213	3,807	3,202	3,292	3,811
Average realized price per pound	$3.90	$4.33	$2.95	$2.73	$2.91
Gold (thousands of recoverable ounces)
Production	1,811	1,381	857	882	2,439
Sales, excluding purchases	1,823	1,360	855	991	2,389
Average realized price per ounce	$1,787	$1,796	$1,832	$1,415	$1,254
Molybdenum (millions of recoverable pounds)
Production	85	85	76	90	95
Sales, excluding purchases	75	82	80	90	94
Average realized price per pound	$18.71	$15.56	$10.20	$12.61	$12.50

NORTH AMERICA COPPER MINES
Operating Data, Net of Joint Venture Interests[a]
Copper (millions of recoverable pounds)
Production	1,467	1,460	1,418	1,457	1,404
Sales, excluding purchases	1,469	1,436	1,422	1,442	1,428
Average realized price per pound	$4.08	$4.30	$2.82	$2.74	$2.96
Molybdenum (millions of recoverable pounds)
Production	29	34	33	32	32
100% Operating Data
Leach operations
Leach ore placed in stockpiles (metric tons per day)	676,400	665,900	714,300	750,900	681,400
Average copper ore grade (%)	0.29	0.29	0.27	0.23	0.24
Copper production (millions of recoverable pounds)	1,019	1,056	1,047	993	951
Mill operations
Ore milled (metric tons per day)	294,200	269,500	279,700	326,100	301,000
Average ore grade (%):
Copper	0.37	0.38	0.35	0.34	0.35
Molybdenum	0.02	0.03	0.02	0.02	0.02
Copper recovery rate (%)	81.8	81.2	84.1	87.0	87.8
Copper production (millions of recoverable pounds)	695	649	647	748	719

SOUTH AMERICA MINING
Copper (millions of recoverable pounds)
Production	1,176	1,047	979	1,183	1,249
Sales	1,162	1,055	976	1,183	1,253
Average realized price per pound	$3.80	$4.34	$3.05	$2.71	$2.87
Molybdenum (millions of recoverable pounds)
Production	23	21	19	29	28
Leach operations
Leach ore placed in stockpiles (metric tons per day)	163,000	163,900	160,300	205,900	195,200
Average copper ore grade (%)	0.35	0.32	0.35	0.37	0.33
Copper production (millions of recoverable pounds)	302	256	241	268	287
Mill operations
Ore milled (metric tons per day)	409,200	380,300	331,600	393,100	387,600
Average ore grade (%):
Copper	0.32	0.31	0.34	0.36	0.38
Molybdenum	0.01	0.01	0.01	0.02	0.01
Copper recovery rate (%)	85.3	87.3	84.3	83.5	84.3
Copper production (millions of recoverable pounds)	874	791	738	916	962
a.Amounts are net of Morenci’s joint venture partners’ undivided interest.

SELECTED OPERATING DATA (Continued)

	Years Ended December 31,
	2022	2021	2020	2019	2018
INDONESIA MINING
Operating Data[a]
Copper (millions of recoverable pounds)
Production	1,567	1,336	809	607	1,160
Sales	1,582	1,316	804	667	1,130
Average realized price per pound	$3.80	$4.34	$3.08	$2.72	$2.89
Gold (thousands of recoverable ounces)
Production	1,798	1,370	848	863	2,416
Sales	1,811	1,349	842	973	2,366
Average realized price per ounce	$1,787	$1,796	$1,832	$1,416	$1,254
100% Operating Data
Ore milled (metric tons per day)	192,600	151,600	87,700	110,100	178,100
Average ore grade:
Copper (%)	1.19	1.30	1.32	0.84	0.98
Gold (grams per metric ton)	1.05	1.04	1.10	0.93	1.58
Recovery rates (%):
Copper	90.0	89.8	91.9	88.4	91.8
Gold	77.7	77.0	78.1	75.0	84.7
Production:
Copper (millions of recoverable pounds)	1,567	1,336	809	607	1,227
Gold (thousands of recoverable ounces)	1,798	1,370	848	863	2,697

MOLYBDENUM MINES
Ore milled (metric tons per day)	26,100	21,800	20,700	30,100	27,900
Average molybdenum ore grade (%)	0.18	0.19	0.17	0.14	0.18
Molybdenum production (millions of recoverable pounds)	33	30	24	29	35

a.Prior to December 21, 2018, PT-FI had an unincorporated joint venture with Rio Tinto; 2018 operating data is net of Rio Tinto’s joint venture interest.

MINERAL RESERVES

Our estimates of mineral reserves have been prepared using industry accepted practice and conform to the disclosure requirements of Subpart 1300 of SEC Regulation S-K. Proven and probable mineral reserves were determined from the application of relevant modifying factors to geological data to establish an operational, economically viable mine plan. The estimates are based on mapping, drilling, sampling, assaying and evaluation methods generally applied in the mining industry. Mineral reserves, as used in the mineral reserve data presented here, means the economically mineable part of a measured or indicated resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted. Proven mineral reserves mean the economically mineable part of a measured mineral resource, from geological evidence revealed in outcrops, trenches, workings or drill holes with grades and/or quality estimates from detailed, closely spaced sampling, and geologic characterization that defines the size, shape, depth and mineral content to a high degree of confidence. Probable mineral reserves means the economically mineable part of an indicated mineral resource, for which quantity and grade are estimated from information similar to that used for measured mineral resources where the samples are farther apart, and the geological characterization is adequate. Probable mineral reserves can also include remaining portions of a measured mineral resource. The degree of assurance, although lower than that for proven mineral reserves, is high enough to assume continuity between points of observation.

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

Estimated recoverable proven and probable mineral reserves at December 31, 2022, were determined using metal price assumptions of $3.00 per pound for copper, $1,500 per ounce for gold and $12 per pound for molybdenum. For the three-year period ended December 31, 2022, LME copper settlement prices averaged $3.67 per pound, London PM gold prices averaged $1,789 per ounce and the weekly average price for molybdenum quoted by Platts Metals Daily averaged $14.44 per pound.

The estimated recoverable proven and probable mineral reserves presented in the table below represent the estimated metal quantities from which we expect to be paid after application of estimated metallurgical recoveries and smelter recoveries, where applicable.

	Estimated Recoverable Proven and Probable Mineral Reserves at December 31, 2022
	Copper[a] (billion pounds)	Gold (million ounces)	Molybdenum (billion pounds)
North America	48.6	0.6	2.83
South America	31.7	—	0.70
Indonesia[b]	30.8	26.3	—
Consolidated basis[c]	111.0	26.9	3.53
Net equity interest[d]	80.4	13.5	3.20
Note: May not foot because of rounding.
a.Estimated consolidated recoverable copper reserves include 1.8 billion pounds in leach stockpiles and 0.3 billion pounds in mill stockpiles (refer to “Mill and Leach Stockpiles” for further discussion).
b.Estimated recoverable proven and probable mineral reserves from Indonesia reflect estimates of minerals that can be recovered through 2041. Refer to Note 13 for discussion of PT-FI’s IUPK.
c.Consolidated mineral reserves represent estimated metal quantities after reduction for joint venture partner interests at the Morenci mine in North America (refer to Note 3 for further discussion of our Morenci joint venture). Excluded from the table above are our estimated recoverable proven and probable silver reserves of 340 million ounces, which were determined using $20 per ounce.
d.Net equity interest mineral reserves represent estimated consolidated metal quantities further reduced for noncontrolling interest ownership (refer to Note 3 for further discussion of our ownership in subsidiaries). Excluded from the table above are our estimated recoverable proven and probable silver reserves of 226 million ounces.

			Estimated Recoverable Proven and Probable Mineral Reserves
			at December 31, 2022
			Proven Mineral Reserves							Probable Mineral Reserves
			Million Metric Tons		Average Ore Grade					Million Metric Tons		Average Ore Grade
	FCX’s	Processing	FCX’s	100%	Copper	Gold		Moly	Silver	FCX’s	100%	Copper	Gold		Moly	Silver
	Interest	Method	Interest	Basis	%	g/t		%	g/t	Interest	Basis	%	g/t		%	g/t
North America
Morenci	72%	Mill	759	1,054	0.29	—		0.02	—	262	363	0.29	—		0.02	—
		Crushed leach	359	499	0.38	—		—	—	106	148	0.36	—		—	—
		ROM leach	1,398	1,941	0.15	—		—	—	641	890	0.17	—		—	—
Bagdad	100%	Mill	2,010	2,010	0.34	—	[a]	0.02	1.41	602	602	0.30	—	[a]	0.02	1.23
		ROM leach	12	12	0.28	—		—	—	13	13	0.20	—		—	—
Safford, including Lone Star	100%	Crushed leach	779	779	0.41	—		—	—	292	292	0.36	—		—	—
Sierrita	100%	Mill	1,875	1,875	0.23	—	[a]	0.02	1.06	860	860	0.22	—	[a]	0.02	1.03
Chino, including Cobre	100%	Mill	170	170	0.49	0.04		—	0.87	85	85	0.50	0.05		—	0.92
		ROM leach	58	58	0.25	—		—	—	6	6	0.23	—		—	—
Tyrone	100%	ROM leach	72	72	0.17	—		—	—	19	19	0.18	—		—	—
Henderson	100%	Mill	36	36	—	—		0.18	—	15	15	—	—		0.12	—
Climax	100%	Mill	137	137	—	—		0.15	—	15	15	—	—		0.10	—
			7,664	8,642						2,916	3,308
South America
Cerro Verde	53.56%	Mill	332	620	0.37	—		0.02	1.94	1,869	3,489	0.35	—		0.01	1.83
		Crushed leach	4	8	0.42	—		—	—	1	1	0.45	—		—	—
		ROM leach	19	36	0.35	—		—	—	43	81	0.21	—		—	—
El Abra	51%	Crushed leach	240	471	0.46	—		—	—	79	156	0.41	—		—	—
		ROM leach	35	68	0.23	—		—	—	14	27	0.21	—		—	—
			630	1,203						2,006	3,754
Indonesia
Grasberg Block Cave	48.76%[b]	Mill	151	309	1.26	0.92		—	3.15	244	501	1.00	0.65		—	3.81
DMLZ	48.76%[b]	Mill	38	77	0.90	0.75		—	4.13	149	305	0.71	0.58		—	3.51
Big Gossan	48.76%[b]	Mill	9	18	2.50	0.99		—	15.18	15	31	2.14	0.92		—	12.95
Kucing Liar[c]	48.76%[b]	Mill	45	93	1.05	0.96		—	5.26	141	288	0.96	0.85		—	4.37
			242	496						549	1,126
Total FCX - 100% Basis				10,341							8,188
Total FCX - Consolidated basis[d]				9,362							7,795
Total FCX - Net equity interest[b,e]				8,536							5,471

Note: Totals may not foot because of rounding.
a.Amounts not shown because of rounding.
b.Beginning January 1, 2023, our economic interest in PT-FI is 48.76% (refer to Note 3 for further discussion).
c.PT-FI has commenced long-term mine development activities for the Kucing Liar deposit. See “Mining Operations - Indonesia” for discussion of Kucing Liar capital investments.
d.Consolidated reserves represent estimated quantities after reduction for Morenci's joint venture partner interests (refer to Note 3 for further discussion).
e.Net equity interest represents estimated consolidated quantities further reduced for noncontrolling interest ownership (refer to Note 3 for further discussion of our ownership in subsidiaries).

The reserve table above and the tables on the following pages utilize the abbreviations described below:

•g/t - grams per metric ton
•Moly - Molybdenum

			Estimated Recoverable Proven and Probable Mineral Reserves
			at December 31, 2022
			(continued)
			Proven and Probable
			Million Metric Tons		Average Ore Grade					Recoveries[a]
	FCX’s	Processing	FCX’s	100%	Copper	Gold		Moly	Silver	Copper	Gold	Moly	Silver
	Interest	Method	Interest	Basis	%	g/t		%	g/t	%	%	%	%
North America
Morenci	72%	Mill	1,020	1,417	0.29	—		0.02	—	82.5	—	46.2	—
		Crushed leach	465	646	0.38	—		—	—	80.8	—	—	—
		ROM leach	2,039	2,831	0.16	—		—	—	33.6	—	—	—
Bagdad	100%	Mill	2,612	2,612	0.33	—	[b]	0.02	1.37	84.0	59.1	76.9	49.3
		ROM leach	25	25	0.24	—		—	—	41.5	—	—	—
Safford, including Lone Star	100%	Crushed leach	1,071	1,071	0.40	—		—	—	71.4	—	—	—
Sierrita	100%	Mill	2,735	2,735	0.22	—	[b]	0.02	1.05	80.4	59.1	76.7	49.3
Chino, including Cobre	100%	Mill	255	255	0.49	0.04		—	0.89	79.0	77.9	—	78.5
		ROM leach	64	64	0.24	—		—	—	45.0	—	—	—
Tyrone	100%	ROM leach	91	91	0.17	—		—	—	56.4	—	—	—
Henderson	100%	Mill	51	51	—	—		0.16	—	—	—	87.8	—
Climax	100%	Mill	151	151	—	—		0.14	—	—	—	88.7	—
			10,580	11,951
South America
Cerro Verde	53.56%	Mill	2,201	4,109	0.35	—		0.01	1.85	85.5	—	54.4	44.9
		Crushed leach	5	9	0.43	—		—	—	77.0	—	—	—
		ROM leach	62	116	0.25	—		—	—	50.9	—	—	—
El Abra	51%	Crushed leach	320	627	0.45	—		—	—	52.0	—	—	—
		ROM leach	48	95	0.23	—		—	—	32.4	—	—	—
			2,636	4,957
Indonesia
Grasberg Block Cave	48.76%[c]	Mill	395	810	1.10	0.75		—	3.55	83.9	65.9	—	58.3
DMLZ	48.76%[c]	Mill	186	382	0.75	0.62		—	3.64	84.8	78.3	—	64.0
Big Gossan	48.76%[c]	Mill	24	49	2.27	0.95		—	13.76	91.5	68.1	—	64.0
Kucing Liar[d]	48.76%[c]	Mill	186	381	0.99	0.88		—	4.59	81.8	59.8	—	44.6
			791	1,621
Total FCX - 100% Basis				18,528
Total FCX - Consolidated basis[e]				17,158
Total FCX - Net equity interest[c,f]				14,007
Note: Amounts may not equal the sum of proven and probable mineral reserves as presented on the previous page because of rounding. In addition, totals may not foot because of rounding.
a.Recoveries are net of estimated mill and smelter losses.
b.Amounts not shown because of rounding.
c.Beginning January 1, 2023, our economic interest in PT-FI is 48.76% (refer to Note 3 for further discussion).
d.PT-FI has commenced long-term mine development activities for the Kucing Liar deposit. See “Mining Operations - Indonesia” for discussion of Kucing Liar capital investments.
e.Consolidated reserves represent estimated quantities after reduction for Morenci's joint venture partner interests (refer to Note 3 for further discussion).
f.Net equity interest represents estimated consolidated quantities further reduced for noncontrolling interest ownership (refer to Note 3 for further discussion of our ownership in subsidiaries).

Estimated Recoverable Proven and Probable Mineral Reserves
at December 31, 2022
(continued)
			Recoverable Mineral Reserves
			Copper	Gold		Moly	Silver
	FCX’s	Processing	billion	million		billion	million
	Interest	Method	lbs.	ozs.		lbs.	ozs.
North America
Morenci	72%	Mill	7.5	—		0.29	—
		Crushed leach	4.3	—		—	—
		ROM leach	3.3	—		—	—
Bagdad	100%	Mill	16.1	0.2		0.91	56.6
		ROM leach	0.1	—		—	—
Safford, including Lone Star	100%	Crushed leach	6.7	—		—	—
Sierrita	100%	Mill	10.9	0.1		1.10	45.5
Chino, including Cobre	100%	Mill	2.2	0.3		—	5.7
		ROM leach	0.2	—		—	—
Tyrone	100%	ROM leach	0.2	—		—	—
Henderson	100%	Mill	—	—		0.16	—
Climax	100%	Mill	—	—		0.43	—
			51.5	0.6		2.88	107.8
Recoverable metal in stockpiles[b]			1.5	—	[a]	0.02	0.1
100% operations			52.9	0.6		2.91	107.9
Consolidated			48.6	0.6		2.83	107.9
Net equity interest			48.6	0.6		2.83	107.9

South America
Cerro Verde	53.56%	Mill	27.1	—		0.70	109.5
		Crushed leach	0.1	—		—	—
		ROM leach	0.3	—		—	—
El Abra	51%	Crushed leach	3.2	—		—	—
		ROM leach	0.2	—		—	—
			30.9	—		0.70	109.5
Recoverable metal in stockpiles[b]			0.8	—		0.01	1.0
100% operations			31.7	—		0.70	110.5
Consolidated			31.7	—		0.70	110.5
Net equity interest			16.9	—		0.38	59.2

Indonesia
Grasberg Block Cave	48.76%[c]	Mill	16.5	12.9		—	53.9
DMLZ	48.76%[c]	Mill	5.4	5.9		—	28.6
Big Gossan	48.76%[c]	Mill	2.2	1.0		—	13.7
Kucing Liar[d]	48.76%[c]	Mill	6.8	6.5		—	25.0
100% operations			30.8	26.3		—	121.3
Consolidated			30.8	26.3		—	121.3
Net equity interest			15.0	12.9		—	59.2

Total FCX - 100% basis			115.4	26.9		3.61	339.7
Total FCX - Consolidated basis[e]			111.0	26.9		3.53	339.7
Total FCX - Net equity interest[f]			80.4	13.5		3.20	226.2
Note: Totals may not foot because of rounding.
a.Amounts not shown because of rounding.
b.Refer to “Mill and Leach Stockpiles” for additional information.
c.Beginning January 1, 2023, our economic interest in PT-FI is 48.76% (refer to Note 3 for further discussion).
d.PT-FI has commenced long-term mine development activities for the Kucing Liar deposit. See “Mining Operations - Indonesia” for discussion of Kucing Liar capital investments.
e.Consolidated mineral reserves represent estimated metal quantities after reduction for Morenci’s joint venture partner interests (refer to Note 3 for further discussion).
f.Net equity interest mineral reserves represent estimated consolidated metal quantities further reduced for noncontrolling interest ownership (refer to Note 3 for further discussion of our ownership in subsidiaries).

The table below summarizes changes in estimated recoverable copper, gold and molybdenum in mineral reserves between December 31, 2021 and 2022, for our material properties:

	Estimated Recoverable Mineral Reserves at 100% Basis
	Copper (billion lbs.)			Gold (million ozs.)	Molybdenum (billion lbs.)
	Morenci	Cerro Verde	Grasberg minerals district	Grasberg minerals district	Morenci		Cerro Verde
Mineral reserves as of December 31, 2021	13.1	27.9	32.2	26.6	0.15		0.69
Production	(0.9)	(1.0)	(1.6)	(1.8)	—	[c]	(0.02)
Adjustments[a]	3.5	1.1	0.2	1.5	0.14		0.03
Mineral reserves as of December 31, 2022	15.7	28.0	30.8	26.3	0.29		0.70

	Estimated Recoverable Mineral Reserves at Net Equity Basis
	Copper (billion lbs.)			Gold (million ozs.)	Molybdenum (billion lbs.)
	Morenci	Cerro Verde	Grasberg minerals district	Grasberg minerals district	Morenci		Cerro Verde
	72%	53.56%	48.76%[b]	48.76%[b]	72%		53.56%
Mineral reserves as of December 31, 2021	9.4	14.9	16.2	13.6	0.11		0.37
Production	(0.6)	(0.5)	(1.3)	(1.5)	—	[c]	(0.01)
Adjustments[a]	2.5	0.6	0.1	0.8	0.10		0.02
Mineral reserves as of December 31, 2022	11.3	15.0	15.0	12.9	0.21		0.38
a.Adjustments at Morenci and Cerro Verde are primarily the result of higher reserve metal prices, and the adjustments at the Grasberg minerals district are primarily the result of updated cave plans, accelerating the ramp-up of Kucing Liar and higher Kucing Liar gold recoveries.
b.Beginning January 1, 2023, our economic interest in PT-FI is 48.76% (refer to Note 3 for further discussion).
c.Amounts not shown because of rounding.

In defining our open-pit mineral reserves, we apply an “operational cutoff grade” strategy, wherein multiple processing options, throughput constraints, mine development and ore availability are given consideration to maximize the value of our operations. In defining our open-pit mineral resources, internal cutoff grades are applied. The internal cutoff grade is defined for a metric ton of ore as that equivalent copper grade, once produced and sold, that generates sufficient revenue to cover estimated processing and administrative costs. We use “break-even cutoff grades” to define the in-situ mineral reserves and resources for our underground ore bodies. The break-even cutoff grade is defined for a metric ton of ore as that equivalent copper grade, once produced and sold, that generates sufficient revenue to cover all operating and administrative costs associated with our production.

Our copper mines may contain other commercially recoverable metals, such as gold, molybdenum and silver. We value all commercially recoverable metals in terms of a copper equivalent percentage to determine a single cutoff grade. Copper equivalent percentage is used to express the relative value of multi-metal ores in terms of one metal. The calculation expresses the relative value of the ore using estimates of contained metal quantities, metals prices as used for reserve or resource determination, recovery rates, treatment charges and royalties. Our molybdenum properties use a molybdenum cutoff grade.

The table below shows the minimum cutoff grade for mineral reserves by process for each of our existing ore bodies as of December 31, 2022:

	Copper Equivalent Cutoff Grade (%)			Molybdenum Cutoff Grade (%)
	Mill	Crushed Leach	ROM Leach	Mill
North America
Morenci	0.16	0.11	0.03	—
Bagdad	0.11	—	0.04	—
Safford, including Lone Star	—	0.13	—	—
Sierrita	0.14	—	—	—
Chino, including Cobre	0.22	—	0.07	—
Tyrone	—	—	0.03	—
Henderson	—	—	—	0.13
Climax	—	—	—	0.05
South America
Cerro Verde	0.13	0.25	0.08	—
El Abra	—	0.14	0.08	—
Indonesia
Grasberg Block Cave	0.54	—	—	—
DMLZ	0.63	—	—	—
Big Gossan	1.70	—	—	—
Kucing Liar	0.60	—	—	—

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

Production Sequencing
Based on life-of-mine plans as of January 1, 2023

Year
2023
2025
2027
2029
2031
2033
2035
2037
2039
2041
2043
2045
2047
2049
2051
2053
2055
2057
2089
2091
2093
2095
2097
2099
2101
2103
2105
2107
2109
2111
2113
North America
Morenci
Bagdad
Safford, including Lone Star
Sierrita
Miami
Chino, including Cobre
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

Expected copper recoveries for leach stockpiles are determined using small-scale laboratory tests, small- to large-scale column testing (which simulates the production process), historical trends and other factors, including mineralogy of the ore and rock type. Total copper recovery in leach stockpiles can vary significantly from a low percentage to more than 90% depending on several variables, including processing methodology, processing variables, mineralogy and particle size of the rock. For newly placed material on active stockpiles, as much as 80% of total copper recovery may be extracted during the first year, and the remaining copper may be recovered over many years. Processes and recoveries are monitored regularly, and recovery estimates are adjusted periodically as additional information becomes available and as related technology changes.

Following are our stockpiles and the estimated recoverable copper contained within those stockpiles as of December 31, 2022:

						Recoverable
	FCX’s	Million Metric Tons		Average	Recoveries	Copper
	Interest	FCX’s Interest	100% Basis	Ore Grade (%)	(%)	(billion lbs.)
Mill stockpiles
Cerro Verde	53.56%	37	69	0.27	64.2	0.3
North America copper mines[a]		5	5	0.45	90.0	—	[b]
		42	74			0.3

Leach stockpiles
Morenci	72%	5,330	7,408	0.24	1.3	0.5
Bagdad	100%	505	505	0.25	1.0	—	[b]
Safford, including Lone Star	100%	414	414	0.43	6.1	0.2
Sierrita	100%	650	650	0.15	8.2	0.2
Miami	100%	498	498	0.39	1.8	0.1
Chino, including Cobre	100%	1,782	1,782	0.25	2.6	0.3
Tyrone	100%	1,208	1,208	0.28	1.6	0.1
Cerro Verde	53.56%	314	587	0.44	4.6	0.3
El Abra	51%	456	893	0.43	2.7	0.2
		11,158	13,947			1.9

Total FCX - 100% basis						2.2
Total FCX - Consolidated basis[c]						2.1
Total FCX - Net equity interest[d]						1.7
Note: Totals may not foot because of rounding.
a.Our net equity interest in all North America copper mines is 100% except for Morenci, which is 72%.
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

Mineral Resources
In addition to mineral reserves, our properties contain mineral resources that we believe could be brought into production should market conditions warrant. However, permitting and significant capital expenditures may be required before mining of these resources could commence at these properties. A mineral resource is a concentration or occurrence of material of economic interest in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. Such a deposit cannot qualify as recoverable proven and probable mineral reserves until engineering, legal and economic feasibility are confirmed based upon a comprehensive evaluation of development and operating costs, grades, recoveries and other material factors. Mineral resources include measured, indicated and inferred mineral classifications.

•A measured mineral resource is a resource for which the quantity and grade are estimated from detailed, closely spaced sampling, and geologic characterization that defines the size, shape, depth and mineral content to a high degree of confidence.
•An indicated mineral resource is a resource for which quantity and grade are estimated from information similar to that used for measured mineral resources where the samples are farther apart, and the geological characterization is adequate.
•An inferred mineral resource is a resource for which quantity and grade are estimated from information similar to that used for measured and indicated mineral resources, but with limited geological evidence and sampling. Inferred mineral resource grade and mineralization continuity have a lower degree of confidence.

Our estimates of mineral resources have been prepared in accordance with the disclosure requirements of Subpart 1300 of SEC Regulation S-K. No assurance can be given that the estimated mineral resources not included in mineral reserves will become proven and probable mineral reserves.

Estimated mineral resources as presented on the following pages were assessed using prices of $3.50 per pound for copper, $1,500 per ounce for gold, $15 per pound for molybdenum and $20 per ounce for silver. Cutoff grade strategy and expected recoveries used to evaluate mineral resources are consistent with those for mineral reserves but would require additional work to substantiate. Refer to Item 1A. “Risk Factors” for discussion of risks associated with our estimates of mineral resources.

Estimated Mineral Resources
at December 31, 2022[a]
			Measured								Indicated								Inferred
			Million Metric Tons		Average Ore Grade						Million Metric Tons		Average Ore Grade						Million Metric Tons		Average Ore Grade
	FCX’s	Processing	FCX’s	100%	Copper	Gold		Moly		Silver	FCX’s	100%	Copper	Gold		Moly		Silver	FCX’s	100%	Copper	Gold		Moly		Silver
	Interest	Method	Interest	Basis	%	g/t		%		g/t	Interest	Basis	%	g/t		%		g/t	Interest	Basis	%	g/t		%		g/t
North America
Morenci	72%	Milling	1,210	1,681	0.22	—		0.02		—	1,231	1,709	0.22	—		0.02		—	1,086	1,509	0.21	—		0.02		—
		Leaching	837	1,165	0.14	—		—		—	713	991	0.14	—		—		—	529	736	0.11	—		—		—
Bagdad	100%	Milling	467	467	0.31	—	[b]	0.03		1.29	884	884	0.27	—	[b]	0.02		1.13	1,560	1,560	0.18	—	[b]	0.01		0.74
		Leaching	1	1	0.10	—		—		—	12	12	0.07	—		—		—	27	27	0.06	—		—		—
Safford, including Lone Star	100%	Milling	1,059	1,059	0.32	0.02		—		0.43	2,239	2,239	0.35	0.02		—		0.46	1,235	1,235	0.28	—	[b]	—		0.08
		Leaching	379	379	0.27	—		—		—	519	519	0.27	—		—		—	261	261	0.25	—		—		—
Sierrita	100%	Milling	496	496	0.17	—	[b]	0.02		0.77	1,090	1,090	0.18	—	[b]	0.02		0.82	1,645	1,645	0.17	—	[b]	0.02		0.81
Chino, including Cobre	100%	Milling	387	387	0.32	0.03		0.02		0.57	246	246	0.35	0.03		0.01		0.60	98	98	0.32	0.03		0.01		0.60
		Leaching	23	23	0.20	—		—		—	4	4	0.24	—		—		—	6	6	0.24	—		—		—
Tyrone	100%	Leaching	78	78	0.25	—		—		—	24	24	0.21	—		—		—	11	11	0.28	—		—		—
Henderson	100%	Milling	75	75	—	—		0.15		—	36	36	—	—		0.12		—	—	—	—	—		—		—
Climax	100%	Milling	328	328	—	—		0.17		—	81	81	—	—		0.09		—	20	20	—	—		0.06		—
Ajo	100%	Milling	513	513	0.37	0.06		0.01		0.81	262	262	0.33	0.04		0.01		0.76	68	68	0.28	0.04		—	[b]	0.75
Cochise/Bisbee	100%	Leaching	164	164	0.47	—		—		—	134	134	0.40	—		—		—	24	24	0.35	—		—		—
Sanchez	100%	Leaching	89	89	0.35	—		—		—	119	119	0.23	—		—		—	17	17	0.18	—		—		—
Tohono	100%	Milling	69	69	0.73	—		—		—	252	252	0.63	—		—		—	33	33	0.44	—		—		—
		Leaching	45	45	0.94	—		—		—	253	253	0.61	—		—		—	51	51	0.49	—		—		—
Twin Buttes	100%	Milling	264	264	0.52	0.01		0.03		5.52	28	28	0.48	0.01		0.03		5.06	14	14	0.56	0.01		0.02		5.69
		Leaching	72	72	0.23	—		—		—	25	25	0.22	—		—		—	11	11	0.26	—		—		—
Christmas	100%	Milling	80	80	0.52	0.06		—	[b]	1.56	358	358	0.34	0.05		—	[b]	0.93	132	132	0.32	0.05		—	[b]	0.99
South America
Cerro Verde	53.56%	Milling	17	33	0.26	—		0.01		1.38	1,114	2,080	0.33	—		0.01		1.73	748	1,396	0.33	—		0.01		1.76
		Leaching	3	6	0.36	—		—		—	11	20	0.24	—		—		—	12	22	0.29	—		—		—
El Abra	51%	Milling	509	998	0.46	0.03		0.01		1.55	889	1,743	0.37	0.02		0.01		1.17	802	1,573	0.30	0.01		0.01		0.87
		Leaching	30	58	0.25	—		—		—	28	54	0.27	—		—		—	21	41	0.28	—		—		—
Indonesia
Grasberg minerals district	48.76%	Milling	169	347	0.78	0.57		—		4.02	1,246	2,555	0.69	0.58		—		3.88	172	353	0.46	0.39		—		2.69
Total FCX - 100% basis				8,878								15,719								10,844
Total FCX - Consolidated basis[c]				8,080								14,962								10,214
Total FCX - Net equity interest[d]				7,366								11,797								8,584

Note: Totals may not foot because of rounding.
a.Mineral resources are exclusive of mineral reserves.
b.Amounts not shown because of rounding.
c.Consolidated basis represents estimated mineral resources after reduction for Morenci’s joint venture partner interests (refer to Note 3 for further discussion).
d.Net equity interest represents estimated consolidated mineral resources further reduced for noncontrolling interest ownership (refer to Note 3 for further discussion).

Estimated Mineral Resources
at December 31, 2022[a] (continued)
			Measured + Indicated		Total Mineral Resources
			Million Metric Tons		Million Metric Tons		Average Ore Grade						Contained Metal[b]				Cutoff Grade[c]
	FCX’s	Processing	FCX’s	100%	FCX’s	100%	Copper	Gold		Moly		Silver	Copper	Gold	Moly	Silver
	Interest	Method	Interest	Basis	Interest	Basis	%	g/t		%		g/t	billion lbs.	million ozs.	billion lbs.	million ozs.	Grade %
North America
Morenci	72%	Milling	2,441	3,390	3,527	4,899	0.22	—		0.02		—	23.5	—	1.96	—	0.12
		Leaching	1,550	2,156	2,079	2,892	0.13	—		—		—	8.4	—	—	—	0.02
Bagdad	100%	Milling	1,350	1,350	2,910	2,910	0.23	—	[d]	0.02		0.95	14.7	0.2	1.13	88.5	0.08
		Leaching	12	12	39	39	0.06	—		—		—	0.1	—	—	—	0.03
Safford, including Lone Star	100%	Milling	3,298	3,298	4,533	4,533	0.33	0.02		—		0.35	32.7	2.2	—	50.9	0.12
		Leaching	899	899	1,159	1,159	0.27	—		—		—	6.8	—	—	—	0.09
Sierrita	100%	Milling	1,586	1,586	3,232	3,232	0.17	—	[d]	0.02		0.81	12.4	0.2	1.38	83.9	0.11
Chino, including Cobre	100%	Milling	633	633	731	731	0.33	0.03		0.01		0.59	5.3	0.7	0.20	13.8	0.13
		Leaching	26	26	33	33	0.22	—		—		—	0.2	—	—	—	0.06
Tyrone	100%	Leaching	103	103	113	113	0.24	—		—		—	0.6	—	—	—	0.02
Henderson	100%	Milling	111	111	111	111	—	—		0.14		—	—	—	0.35	—	0.10
Climax	100%	Milling	409	409	428	428	—	—		0.15		—	—	—	1.40	—	0.04
Ajo	100%	Milling	775	775	843	843	0.35	0.05		0.01		0.79	6.5	1.4	0.12	21.4	0.15
Cochise/Bisbee	100%	Leaching	298	298	323	323	0.43	—		—		—	3.1	—	—	—	0.09
Sanchez	100%	Leaching	209	209	226	226	0.27	—		—		—	1.4	—	—	—	0.07
Tohono	100%	Milling	320	320	353	353	0.63	—		—		—	4.9	—	—	—	0.14
		Leaching	298	298	350	350	0.64	—		—		—	4.9	—	—	—	0.12
Twin Buttes	100%	Milling	293	293	306	306	0.52	0.01		0.03		5.49	3.5	0.1	0.21	54.1	0.17
		Leaching	97	97	108	108	0.23	—		—		—	0.5	—	—	—	0.01
Christmas	100%	Milling	438	438	570	570	0.36	0.05		—	[d]	1.04	4.5	1.0	0.04	19.0	0.17
South America
Cerro Verde	53.56%	Milling	1,131	2,112	1,879	3,508	0.33	—		0.01		1.74	25.2	—	0.85	196.1	0.12
		Leaching	14	26	25	48	0.28	—		—		—	0.3	—	—	—	0.08
El Abra	51%	Milling	1,398	2,741	2,200	4,314	0.36	0.02		0.01		1.15	34.5	2.4	0.76	159.4	0.12
		Leaching	57	112	78	153	0.26	—		—		—	0.9	—	—	—	0.07
Indonesia
Grasberg minerals district	48.76%	Milling	1,415	2,903	1,588	3,256	0.68	0.56		—		3.77	48.7	58.9	—	394.6	0.50
Total FCX - 100% basis				24,597		35,441							243.7	67.1	8.38	1,081.6
Total FCX - Consolidated basis[e]				23,042		33,256							234.7	67.1	7.84	1,081.6
Total FCX - Net equity interest[f]				19,163		27,747							180.6	35.7	7.07	710.3

Note: Totals may not foot because of rounding. In addition, amounts for “Measured + Indicated” and "Total Mineral Reserves” may not equal the sum of measured, indicated and inferred (as presented on the prior page) because of rounding.
a.Mineral resources are exclusive of mineral reserves.
b.Estimated recoveries are consistent with those for mineral reserves but would require additional work to substantiate.
c.All sites report a % equivalent copper grade except for Climax and Henderson, which report a % molybdenum grade. Our underground mines report a breakeven cutoff grade, and our open-pit mines report an internal cutoff grade.
d.Amounts not shown because of rounding.
e.Consolidated basis represents estimated mineral resources after reduction for Morenci’s joint venture partner interests (refer to Note 3 for further discussion).
f.Net equity interest represents estimated consolidated mineral resources further reduced for noncontrolling interest ownership (refer to Note 3 for further discussion).

The table below summarizes changes in estimated contained copper, gold and molybdenum in mineral resources between December 31, 2021 and 2022, for our material properties:

	Estimated Contained Mineral Resources at 100% Basis
	Copper (billion lbs.)			Gold (million ozs.)	Molybdenum (billion lbs.)
	Morenci	Cerro Verde	Grasberg minerals district	Grasberg minerals district	Morenci	Cerro Verde
Mineral resources as of December 31, 2021	25.4	17.1	42.8	51.8	1.11	0.60
Adjustments[a]	6.6	8.4	5.9	7.1	0.85	0.25
Mineral resources as of December 31, 2022	32.0	25.5	48.7	58.9	1.96	0.85

	Estimated Contained Mineral Resources at Net Equity Basis
	Copper (billion lbs.)			Gold (million ozs.)	Molybdenum (billion lbs.)
	Morenci	Cerro Verde	Grasberg minerals district	Grasberg minerals district	Morenci	Cerro Verde
	72%	53.56%	48.76%	48.76%	72%	53.56%
Mineral resources as of December 31, 2021	18.3	9.2	20.9	25.3	0.80	0.32
Adjustments[a]	4.7	4.5	2.8	3.4	0.61	0.13
Mineral resources as of December 31, 2022	23.0	13.7	23.7	28.7	1.41	0.45
a.Adjustments at Morenci and Cerro Verde are primarily the result of higher resource metal prices, partly offset by converting material from mineral resources to mineral reserves in revised mine designs. Adjustments at the Grasberg minerals district are primarily the result of the expansion of mineral resources below the reserve footprints.

Internal Controls over the Mineral Reserves and Mineral Resources Estimation Process
We have internal controls over the mineral reserves and mineral resources estimation processes that result in reasonable and reliable estimates aligned with industry practice and reporting regulations. Annually, qualified persons and other employees review the estimates of mineral reserves and mineral resources, the supporting documentation, and compliance with the internal controls and, based on their review of such information, recommend approval to use the mineral reserve and mineral resource estimates to our senior management. Our controls utilize management systems including but not limited to, formal quality assurance and quality control protocols, standardized procedures, workflow processes, supervision and management approval, internal and external reviews and audits, reconciliations, and data security covering record keeping, chain of custody and data storage.

Our systems cover exploration activities, sample preparation and analysis, data verification, mineral processing, metallurgical testing, recovery estimation, mine design and sequencing, and mineral reserve and resource evaluations, with environmental, social and regulatory considerations. Our quality assurance and control protocols over sampling and assaying of drill hole samples include insertion of blind samples consisting of standards, blanks, and duplicates in the primary sample streams, as well as selective sample validation at secondary laboratories.

These controls and other methods help to validate the reasonableness of the estimates. The effectiveness of the controls is reviewed periodically to address changes in conditions and the degree of compliance with policies and procedures. Refer to Item 1A. “Risk Factors” for discussion of risks associated with our estimates of mineral reserves and mineral resources.

Item 1A. Risk Factors.

This report contains forward-looking statements in which we discuss our potential future performance. Forward-looking statements are all statements other than statements of historical facts, such as plans, projections, or expectations relating to business outlook, strategy, goals or targets; global market conditions; ore grades and milling rates; production and sales volumes; unit net cash costs and operating costs; capital expenditures; operating plans; cash flows; liquidity; PT Freeport Indonesia’s (PT-FI) financing, construction and completion of additional domestic smelting capacity in Indonesia in accordance with the terms of its special mining license (IUPK); extension of PT-FI’s IUPK beyond 2041; our commitments to deliver responsibly produced copper and molybdenum, including plans to implement, validate and maintain validation of our operating sites under specific frameworks; execution of our energy and climate strategies and the underlying assumptions and estimated impacts on our business related thereto; achievement of 2030 climate targets and 2050 net zero aspiration; improvements in operating procedures and technology innovations; exploration efforts and results; development and production activities, rates and costs; future organic growth opportunities; tax rates; export quotas and duties; the impact of copper, gold and molybdenum price changes; the impact of deferred intercompany profits on earnings; mineral reserve and mineral resource estimates; final resolution of settlements associated with ongoing legal proceedings; debt repurchases and the ongoing implementation of our financial policy and future returns to shareholders, including dividend payments (base or variable) and share repurchases.

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
•Fluctuations in price and availability of consumables and components we purchase as well as constraints on supply and logistics, and transportation services;
•Less flexibility because of our debt and other financial commitments;
•Changes in or failure to comply with financial assurance requirements relating to our mine closure reclamation obligations;
•Unanticipated litigation or negative developments in pending litigation or other contingencies; and
•Changes in tax laws and regulations.

International risks
•Geopolitical, economic and social risks for our international operations; and
•Failure of PT-FI to meet its commitments to achieve the extension of PT-FI’s IUPK through 2041.

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
•Any major public health crisis; and
•Disruptions, damage, failure and implementation and integration risks associated with information technology systems.

Human capital risks
•Failure to maintain good relations with our workforce and labor disputes or labor unrest; and
•Ability to recruit, retain, develop and advance qualified personnel.

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
•Ability to meet our energy requirements while complying with climate-related regulations and expectations and other energy transition policy changes;
•The physical impacts of climate change on our operations, workforce, communities, supply chains and customers;
•Increasing scrutiny, action and evolving expectations from stakeholders with respect to our environmental, social and governance (ESG) practices, performance, commitments and disclosures; and
•Failure or perceived failure to manage relationships with the communities and/or Indigenous Peoples where we operate or that are near our operations.

Risks related to our common stock
•Impact of our holding company structure on our ability to service debt, declare cash dividends, or repurchase shares and debt; and
•Impact of anti-takeover provisions in our charter documents and under Delaware law.

Financial risks

Fluctuations in the market prices of the commodities we produce have caused and may continue to cause significant volatility in our financial performance and in the trading prices of our common stock. Extended material declines in the market prices of such commodities could adversely affect our financial condition and operating plans.

Our financial results vary with fluctuations in the market prices of the commodities we produce, primarily copper and gold, and to a lesser extent molybdenum. Extended material declines in market prices of such commodities could have a material adverse effect on our financial results and the value of our assets, may depress the price of our common stock, and may have a material adverse effect on our ability to comply with financial and other covenants in our debt agreements, service our debt and meet our other obligations. Beginning in 2020 with the onset of the COVID-19 pandemic and continuing in 2022 because of a series of macro-economic factors, there has been significant volatility in the financial and commodities markets, including the copper market. Copper prices reached a record high of $4.87 per pound in first-quarter 2022 but dropped to a 2022 low of $3.18 in third-quarter 2022. For additional information regarding recent macro-economic factors, see risk factor below regarding the price and availability of consumables and components we purchase and constraints on supply and logistics, and transportation services.

Fluctuations in commodities prices are caused by varied and complex factors beyond our control, including global supply and demand and inventory levels; global economic and political conditions (such as a potential global recession and Russia’s invasion of Ukraine); international regulatory, trade and/or tax policies, including national tariffs; commodities investment activity and speculation; interest rates; expectations regarding future inflation rates; the strength of the U.S. dollar compared to foreign currencies; the price and availability of substitute products; and changes in technology. Volatility in global economic growth, particularly in developing economies, has the potential to adversely affect future demand and prices for commodities. Geopolitical uncertainty and protectionism, have the potential to inhibit international trade and negatively impact business confidence, which creates the risk of constraints on our ability to trade in certain markets and has the potential to increase price volatility.

In addition to the factors discussed above, copper prices may be affected by demand from China, which is currently the largest consumer of refined copper in the world, including as a result of geopolitical uncertainty between the U.S. and China as well as uncertainties about China’s economy, including its COVID-19 policies. The adoption and expansion of trade restrictions, changes in China-U.S. relations, or other governmental action related to tariffs or trade agreements or policies are difficult to predict and could adversely affect copper prices, demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could have a material adverse effect on our business, results of operations or financial condition.

Copper prices also may be affected by the growing markets for automobiles and appliances, and the global focus on a transition to new technologies for clean energy, to advance communications and to enhance public health, inadequate investment in and limited production from copper mining operations in South America, as well as demand from North America, Europe, and Asian countries other than China. Additional factors affecting gold prices may include purchases and sales of gold by governments and central banks, demand from China and India, two of the world’s largest consumers of gold, and global demand for jewelry containing gold. For additional information regarding the historical fluctuations of the prices of copper, gold and molybdenum, refer to “Markets” in MD&A.

If market prices for the primary commodities we produce were to decline and remain low for a sustained period of time, we may have to revise our operating plans, including curtailing or modifying our mining and processing operations, as we had to do in early 2020 in response to the global COVID-19 pandemic. We may be unable to decrease our costs in an amount sufficient to offset reductions in revenues, in which case we may incur losses, and those losses may be material.

Declines in prices of commodities we sell could also result in metals inventory adjustments and impairment charges for our long-lived assets. Refer to Note 4 for additional information regarding metals inventory adjustments recorded for the three years ended December 31, 2022.

Fluctuations in the price and availability of consumables and components for key machines and equipment we purchase, and constraints on supply and logistics could affect our profitability and operating plans. Further, significant delays or increases in costs affecting transportation services may affect our business.

Consumables and components for key machines and equipment we purchase are subject to price volatility caused by global economic factors that are beyond our control, including, but not limited to, supply chain disruptions, labor shortages, wage pressures, rising inflation and potential economic slowdown or recession, as well as fuel and energy costs (for example, the price of diesel), the impact of natural disasters, public health crises (such as COVID-19), geopolitical conflicts (such as the conflict in Ukraine), and foreign currency exchange rate fluctuations, and other matters that have or could impact the global economy.

Prices and availability of consumables used in our operations, such as natural gas, diesel, coal, ammonium nitrate, chemical reagents (including sulfuric acid), and steel-related products, and components impact the costs of production at our operations and the costs of development projects. These prices fluctuate and can be volatile. In 2022, we experienced price increases on certain consumables, including diesel fuel and coal, ammonium nitrate and sulfuric acid, grinding media and certain components. The cost increases have negatively impacted our operating results and further increases could have a material adverse effect on our results of operations and could result in material changes to our operating plans. Additional increases may occur in 2023 because of macroeconomic conditions discussed above, and such increases may be material.

Ensuring continuity of supply of such consumables to our operations is critical to our business. We also rely on the availability of components from suppliers for key machines and equipment, which may be impacted by competition demands as well as the availability of input materials in the creation of such equipment. A supplier’s failure to supply consumables or components in a timely manner or to meet our quality, quantity, cost requirements or our technical specifications, or our inability to obtain alternative sources of consumables or components on a timely basis or on terms acceptable to us, could adversely affect our operations. In 2022, we experienced longer lead times and logistical constraints on delivery of certain consumables, including fuel, lubricants, ammonium nitrate, cobalt sulfate, acid mist suppressant and acid. While these delays and logistical constraints did not significantly impact our results in 2022, these issues may continue in 2023 and such logistical constraints and delays may become material. Further, delays and logistical constraints may occur as a result of violence, civil and religious strife, and activism, as described in the related risk factor below.

Our business depends on the inbound transportation of consumables and components we use and the outbound transportation of the commodities we produce by truck, rail and ocean freight. There continue to be global shipping and logistics challenges, which began during the COVID-19 pandemic. Any significant increase in the cost of the transportation of consumables or components, as a result of increases in fuel or labor costs, higher demand for logistics services, or otherwise, would adversely affect our results of operations. Additionally, if the transportation service providers fail to deliver consumables or components used in our operations to us or the commodities we produce to our customers in a timely manner or at all, such failure could adversely impact our ability to meet our production schedules, delay our projects and capital initiatives, negatively affect our customer relationships and have a material adverse effect on our financial position and results of operations.

Our debt and other financial commitments may limit our financial and operating flexibility.

At December 31, 2022, our total consolidated debt was $10.6 billion (see MD&A and Note 8) and our total consolidated cash and cash equivalents was $8.1 billion. We also have various other financial commitments, including reclamation and environmental obligations, take-or-pay contracts and leases. Although we have been successful in servicing debt in the past, refinancing our bank facilities and issuing new debt securities in capital markets transactions, there can be no assurance that we can continue to do so. In addition, we or our subsidiaries may incur additional debt in future periods or reduce our holdings of cash and cash equivalents in connection with funding existing operations, capital expenditures, dividends, share or debt repurchases, or in pursuing other business opportunities. For further information, see the risk factors below relating to mine closure and reclamation regulations and the increasing scrutiny and evolving expectations from stakeholders, including creditors, with respect to our ESG practices, performance and disclosures.

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

As of January 31, 2023, our senior unsecured debt was rated “Baa3” with a stable outlook by Moody’s Investors Service, “BBB-” with a stable outlook by Fitch Ratings, and “BB+” with a stable outlook by Standard & Poor’s. If we are unable to maintain our indebtedness and financial ratios at levels acceptable to these credit rating agencies, or should our business prospects deteriorate, our current credit ratings could be downgraded, which could adversely affect the value of our outstanding securities and existing debt, our ability to obtain new financing on favorable terms and could increase our borrowing costs.

Changes in or the failure to comply with the requirements of mine closure and reclamation regulations could have a material adverse effect on our business.

We are required by U.S. federal and state laws and regulations to provide financial assurance sufficient to allow a third party to implement approved closure and reclamation plans for our mining properties if we are unable to do so. As of December 31, 2022, our financial assurance obligations totaled $1.5 billion for closure and reclamation/restoration costs of U.S. mining sites. Refer to Note 12 for additional information regarding our financial assurance obligations and Items 1. and 2. “Business and Properties” for a discussion of certain of such U.S. federal and state laws and regulations applicable to us. A substantial portion of our financial assurance obligations are satisfied by guarantees by us and certain of our subsidiaries. Our ability to continue to provide guarantees depends on state and other regulatory requirements, our financial performance and our financial condition. Other forms of assurance, such as letters of credit and surety bonds, are costly to provide and, depending on our financial condition and market conditions, may be difficult or impossible to obtain. Failure to provide or maintain the required financial assurance could result in the closure of the affected properties.

Plans and provisions for mine closure and remediation may change over time as a result of changes in stakeholder expectations, legislation, standards, and technical understanding and techniques, which may cause our actual costs of closure and remediation to be higher than estimated for environmental and asset retirement obligations (AROs) and could materially affect our financial position or results of operations. For example, our implementation of the Global Industry Standard for Tailings Management (the Tailings Standard) (discussed in Items 1. and 2. “Business and Properties” herein) has required changes and could require additional changes to our closure and reclamation plans or modifications to previously completed reclamation actions, although it is uncertain if these changes would result in material capital or operating cost increases. In addition, climate change could lead to changes in the physical risks posed to our operations, which could result in changes in our closure and reclamation plans to address such risks. Any modifications to our closure and reclamation plans that may be required to address physical climate risks may increase our financial assurance obligations and may materially increase the actual costs associated with implementing closure and reclamation at any or all of our active or inactive mine sites or smelter sites. Refer to Notes 1 and 12 for further discussion of our environmental obligations and AROs and see the risk factors below relating to the potential physical impacts of climate change and our related obligations as part of our commitment to implementing the Tailings Standard.

Unanticipated litigation or negative developments in pending litigation or other contingencies could have a material adverse effect on our financial condition.

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

Changes in tax laws and regulations could have a material adverse effect on our financial condition.

As a global business, we are subject to income, royalty, transaction and other taxes in the U.S. and various foreign jurisdictions. Uncertainties exist with respect to our tax liabilities, including those arising from changes in laws in the countries in which we do business. We have significant net operating losses (NOLs) in the U.S. generated in prior years. These NOLs are available to offset future regular taxable income, which we believe will result in minimal estimated regular income tax liability in the U.S. over the next several years at current metals market prices.

In August 2022, the U.S. Inflation Reduction Act of 2022 (the Act) was signed into law, which includes, among other provisions, a new Corporate Alternative Minimum Tax (CAMT) of 15% on the adjusted financial statement income (AFSI) of corporations with average AFSI exceeding $1.0 billion over a three-year period. The provisions of the Act are applicable to us beginning January 1, 2023. Additional guidance related to how the CAMT provisions of the Act will be applied or otherwise administered is yet to be released by the U.S. Department of the Treasury, and may differ from our interpretations. We will continue to analyze the impacts as additional guidance becomes available. We expect the CAMT provisions will impact our U.S. tax position, and may further limit our ability to benefit from our U.S. NOLs.

We are also continuing to monitor the progress of Chile’s proposed mining royalty changes and their impact on future operations.

Further, recommendations from the Organization for Economic Co-operation and Development regarding a global minimum income tax and other changes being considered and/or implemented in countries where we operate could materially impact our provisions for income and non-income taxes, cash tax liability and effective tax rate.

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
•Changes in and differing interpretations of the host country’s laws, regulations and policies (which may be applied retroactively), including, but not limited to, those relating to labor, taxation, royalties, duties, tariffs, divestment, imports, exports (including restrictions on the export of copper concentrate and anode slimes, copper and/or gold), trade regulations, immigration, currency, human rights and environmental matters (including land use and water use), additional requirements on foreign operations and investment, and/or fines, fees and sanctions imposed for failure to comply with the laws and regulations of the jurisdictions in which we operate, the risk of any of which may increase with rising “resource nationalism” in countries around the world;
•Geopolitical events, social and economic instability, bribery, extortion, corruption, civil unrest, blockades, acts of war, guerrilla activities, insurrection and terrorism, certain of which may result in, among other things, an inability to access our property or transport our commodities;
•Risk of loss associated with trespass, illegal artisanal mining, theft, sabotage and vandalism;

•Changes in U.S. trade, tariff, tax, immigration or other policies that may impact relations with foreign countries or result in retaliatory policies;
•Increases in training and other costs and challenges relating to requirements by governmental entities to employ nationals of a country in which a particular operation is located;
•Foreign exchange controls and fluctuations in foreign currency exchange rates;
•Reduced protection for intellectual property rights; and
•The risk of having to submit to the jurisdiction of an international court or arbitration panel or having to enforce the judgment of an international court or arbitration panel against a sovereign nation within its own territory.

Our insurance does not cover most losses caused by the risks described above. For example, we do not have political risk insurance. Accordingly, our exploration, development and production activities outside of the U.S. may be substantially affected by many external factors beyond our control, some of which could have a material adverse effect on our cash flows, results of operations and financial condition.

We are required to comply with a wide range of laws and regulations in the countries where we operate or do business. For example, our international operations must comply with the U.S. Foreign Corrupt Practices Act and similar anti-corruption and anti-bribery laws of the other jurisdictions in which we operate. We operate in jurisdictions that have experienced public and private sector corruption and where significant anti-corruption enforcement activities, prosecutions and settlements have occurred. We have a large number of contracts with local and foreign suppliers and contractors, who may take action contrary to or fail to adopt standards, controls and procedures, including health, safety, environment, human rights and community standards that are equivalent to our standards, controls and procedures. There can be no assurance that our internal control policies and procedures will always protect us from misinterpretation of or noncompliance with applicable laws and internal policies, recklessness, fraudulent behavior, dishonesty or other inappropriate acts committed by our affiliates, employees, agents, suppliers or contractors. As such, our corporate policies and processes may not prevent or detect all potential breaches of law or governance practices. Any breaches could result in safety events that may result in injuries or fatalities, significant criminal or civil fines and penalties, litigation or regulatory action or inquiries, shareholder activism (such as to stop using a certain supplier or contractor), civil unrest or other adverse impacts on human rights, and loss of operating licenses or permits, and may damage our reputation, which could have a material adverse effect on our cash flows, results of operations and financial condition.

We conduct international mining operations and exploration activities in Indonesia, Peru and Chile and other foreign jurisdictions. Accordingly, in addition to the usual risks associated with conducting business in countries outside the U.S., our business may be adversely affected by political, economic, social and regional uncertainties in each of these countries. For example, we are involved in several significant tax proceedings and other tax disputes with Indonesia and Peru tax authorities (refer to Note 12 for further discussion of these matters). Other risks specific to certain countries in which we operate are discussed in more detail below.

Because our mining operations in Indonesia are a significant operating asset, our business may be adversely affected by political, economic and social uncertainties in Indonesia.

Maintaining a good working relationship with the Indonesia government, PT Indonesia Asahan Aluminium (Persero) (PT Inalum, also known as MIND ID), an Indonesia state-owned enterprise and shareholder in PT-FI and the local population, is important because of the significance of our Indonesia operations to our business, and because our mining operations there are among Indonesia’s most significant business enterprises. Partially because of the Grasberg minerals district’s significance to Indonesia’s economy, the environmentally sensitive area where it is located, and the number of people employed, our Indonesia operations have been the subject of political debates and criticism in the Indonesia press, and have been the target of protests and occasional violence. Improper management of our working relationship with the Indonesia government, MIND ID or the local population could lead to a disruption of operations and/or impact our reputation in Indonesia and in the region where we operate, which could adversely affect our business.

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

In early 2017, the Indonesia government issued new regulations to address exports of unrefined metals, including copper concentrate and anode slimes, and other matters related to the mining sector. Copper concentrate sales to PT Smelting (PT-FI’s 39.5% owned copper smelter and refinery located in Gresik, Indonesia) totaled over 10% of our consolidated revenues for each of the years ended December 31, 2022, 2021 and 2020. PT-FI’s export license for copper concentrate is valid for one-year periods, subject to review by the Indonesia government every six months, depending on greenfield smelter construction progress. PT-FI’s current export license remains valid through March 19, 2023. Refer to Note 12 for further discussion of the administrative fine paid by PT-FI to the Indonesia government in March 2022 for failing to achieve physical development progress on the greenfield smelter. The 2017 regulations also permit the export of anode slimes, which is necessary for PT Smelting to continue operating. PT Smelting’s export license for anode slimes expires on November 3, 2023. As discussed in Note 3, beginning in January 2023, PT-FI’s commercial arrangement with PT Smelting converted to a tolling arrangement, under which PT-FI pays PT Smelting a tolling fee to smelt and refine its concentrate and will retain title to all products for sales to third parties.

Notwithstanding PT-FI’s rights to export copper concentrate through 2023 under its IUPK (subject to force majeure considerations), its current copper concentrate export license and PT Smelting’s current anode slimes export license, PT-FI may not be able to obtain administrative approval for such exports if the Indonesia government bans exports of copper concentrate and anode slimes prior to completion of the greenfield smelter and precious metals refinery (PMR). Recent press reports have indicated that the Indonesia government is considering a ban of copper concentrate exports effective in June 2023 under regulations that were issued in 2020 and 2021. In addition, PT Smelting exports may also be restricted (contrary to the expiration date of PT Smelting’s current export license noted above). If such limitations on exports were to be instituted prior to PT-FI’s greenfield smelter and PMR becoming operational (currently expected in 2024), PT-FI would be required to reduce production levels or be subject to additional costs.

Further, even if the Indonesia government does not ban exports of copper concentrate or anode slimes, we cannot predict when and if PT-FI’s copper concentrate export license and PT Smelting’s anode slimes export license may be renewed. PT-FI’s sales of copper concentrate and anode slimes could be interrupted if the export licenses are not timely renewed or if PT-FI or PT Smelting is unable to operate because of other operational or financial constraints, which would adversely impact our revenues and operations.

There can be no assurance that future regulatory changes affecting the mining industry in Indonesia will not be introduced or unexpectedly repealed, or that new interpretations of existing laws and regulations will not be issued, which could adversely affect our business, financial condition and results of operations.

In 2022, the Indonesia government divided the Indonesia portion of the island of New Guinea from two provinces into a total of six provinces, which has resulted in public protest and civil unrest. For further discussion of violence, civil and religious strife, and activism affecting our operations in Indonesia, see the related risk factor below. Further, we cannot predict the impact of splitting provinces on local and regional regulations, permits and other governmental administrative functions, which could have an adverse impact on our business.

In 2024, Indonesia will hold national legislative elections. The presidential election will be held in February 2024. Political considerations leading up to these elections could affect, among other things, the country’s policies pertaining to foreign investment, permitting and export restrictions, which could adversely affect our Indonesia mining operations.

PT-FI will not mine all of the ore reserves in the Grasberg minerals district before the initial term of its IUPK expires in 2031. PT-FI’s IUPK may not be extended through 2041 if PT-FI fails to abide by its terms and conditions and applicable laws and regulations.

On December 21, 2018, PT-FI was granted an IUPK to replace its former COW, enabling PT-FI to conduct operations in the Grasberg minerals district through 2041. Under the terms of the IUPK, PT-FI has been granted mining rights through 2031, with rights to extend its mining rights through 2041, subject to, among other things, PT-FI’s completion of construction of additional domestic smelting capacity totaling 2 million dry metric tons of concentrate per year by the end of 2023 (an extension of which has been requested because of COVID-19 mitigation measures, subject to the approval of the Indonesia government), and fulfilling its defined fiscal obligations to the Indonesia government. Refer to Note 13 for a summary of the IUPK’s key fiscal terms. The expansion of PT Smelting is expected to be complete by the end of 2023 and the construction of the greenfield smelter is expected to be completed during 2024, which is subject to, among other things, no additional COVID-19 related disruptions.

The IUPK also requires PT-FI to pay duties on concentrate exports of 2.5% now that development progress for additional smelting capacity in Indonesia has exceeded 30%, which may be eliminated upon receiving verification and approval from the Indonesia government that development progress for additional smelting capacity in Indonesia has exceeded 50%. Refer to Note 12 for further discussion of the administrative fine paid by PT-FI to the Indonesia government for failing to achieve physical development progress on the greenfield smelter.

The current capital cost estimate for the greenfield smelter and related precious metal refinery approximates $3 billion (excluding capitalized interest, owner’s costs and commissioning). Capital expenditures for the Indonesia smelter projects are being funded with proceeds from PT-FI's senior notes and its available revolving credit facility. PT-FI’s ability to raise and service any additional sources of capital, if needed, would be a function of macroeconomic conditions, and future market prices as well as PT-FI’s operational performance, cash flows and debt position, among other factors. Additional financing may not be available if and when needed or, if available, the terms of such financing may not be favorable to PT-FI. See the risk factor below regarding increasing scrutiny and evolving expectations from stakeholders, including creditors, with respect to our ESG practices, performance and disclosures.

Our proven and probable mineral reserves in Indonesia reflect estimates of minerals that can be recovered through the end of 2041, and PT-FI’s current long-term mine plan and planned operations are based on the assumption that PT-FI will abide by the terms and conditions of the IUPK and will be granted the 10-year extension from 2031 through 2041. As a result, PT-FI will not mine all of these mineral reserves during the initial term of the IUPK. Prior to the end of 2031, we expect to mine 46% of aggregate proven and probable recoverable mineral reserves at December 31, 2022, representing approximately half of our net equity share of recoverable copper and gold reserves.

If PT-FI does not complete the construction of additional domestic smelting capacity totaling 2 million metric tons of concentrate per year by the end of 2023 (an extension of which has been requested because of COVID-19 mitigation measures, subject to the approval of the Indonesia government), or fulfill its defined fiscal obligations to the Indonesia government as set forth in the IUPK, the IUPK may not be extended from 2031 through 2041, and PT-FI would be unable to mine all of its proven and probable mineral reserves in the Grasberg minerals district, which would adversely affect our business, results of operations and financial position.

PT-FI and the Indonesia government have begun preliminary discussions regarding the extension of PT-FI's IUPK beyond 2041. We cannot predict whether PT-FI will be successful in the extension of its IUPK beyond 2041.

Operational risks

Our mining operations are subject to operational risks that could adversely affect our business and our underground mining operations have higher risks than a surface mine.

We have assets in a variety of geographic locations, all of which exist in and around broader communities and environments. Maintaining the operational integrity and performance of our assets is crucial to protect our people, the environment and communities in which we operate. Our mines are very large in scale and, by their nature are subject to significant operational risks, some of which are outside of our control, and many of which are not covered fully, or in some cases even partially, by insurance. These operational risks, which could materially and adversely affect our business, operating results and cash flows, include earthquakes, rainstorms, floods, wildfires and other natural disasters; environmental hazards, including discharge of metals, concentrates, pollutants or hazardous chemicals; surface or underground fires; equipment failures; accidents, including in connection with mining equipment, milling equipment or conveyor systems, transportation of chemicals, explosives or other materials and in the transportation of employees and other individuals to and from sites (including where these services are provided by third parties such as vehicle and aircraft transport); wall failures and rock slides in our open-pit mines, and structural collapses of our underground mines or tailings impoundments; underground water and ore management;

lower than expected ore grades or recovery rates; and seismic activity resulting from unexpected or difficult geological formations or conditions (whether in mineral or gaseous form).

For a discussion of risks specific to our tailings management, see the risk factor below relating to our management of waste rock and tailings.

We are facing continued geotechnical challenges because of the older age of some of our open-pit mines and a trend toward mining deeper pits and more complex deposits. There can be no assurance that unanticipated geotechnical and hydrological conditions may or may not occur, nor whether these conditions may lead to events such as landslides and pit wall failures, in the future or that such events will be detected in advance. Geotechnical instabilities can be difficult to predict and are often affected by risks and hazards outside of our control, such as seismic activity or severe weather, which may lead to floods, mudslides, pit-wall instability and possibly even slippage of material. In early 2019, our El Abra operation in Chile experienced heavy rainfall and electrical storms. As a result, our operating results for 2019 were impacted by a suspension of El Abra’s crushed leach stacking operations for approximately 35 days. We cannot predict whether similar events will occur in the future or the extent to which any such event would affect this, or any of our other operations.

Our business is dependent upon our workforce being able to safely perform their jobs, including the potential for physical injuries or illness. Underground mining operations can be particularly dangerous, and in May 2013, a tragic accident, which resulted in 28 fatalities and 10 injuries, occurred at the Grasberg minerals district when the rock structure above the ceiling of an underground training facility collapsed. There can be no assurance that similar events will not occur in the future.

We experience mining induced seismic activity, including landslides, from time to time in the Grasberg minerals district. The mine site is also in an active seismic area and has experienced earth tremors from time to time. In addition to the usual risks encountered in the mining industry, our Indonesia mining operations involve additional risks given their location in steep mountainous terrain in a remote area of Indonesia. These conditions have required us to overcome special engineering difficulties and develop extensive infrastructure facilities. The area also receives extreme rainfall, which has led to periodic floods and mudslides. Since February 11, 2023, PT-FI’s operations have been temporarily disrupted because of significant rainfall and landslides, which restricted access to infrastructure near its milling operations. Recovery activities are in progress to clear debris from the affected areas and PT-FI is in the process of gradually resuming operations. Operations are expected to be fully restored by the end of February 2023.

As a result of this disruption, we expect our first-quarter 2023 sales volumes to be lower than previously expected. If PT-FI is not able to resume operations as currently expected or on our anticipated timeline, our results of operations may be further impacted. We cannot predict whether additional occurrences of seismic activity, extreme rainfall or other unexpected geological activity will occur that could cause material schedule delays or additional revisions to PT-FI’s mine plans, which could adversely affect our cash flows, results of operations and financial condition.

We maintain insurance at amounts we believe to be reasonable to cover some of these risks and hazards; however, our insurance may not sufficiently cover losses from certain natural or operating disasters. There can be no assurance that such insurance will continue to be available, maintained, or that it will be available at economically feasible premiums. We may elect to not purchase insurance for certain risks because of the high premium costs associated with insuring such risk or for various other reasons. We do not have coverage for certain environmental losses and other risks. The lack of, or insufficiency of, insurance coverage could adversely affect our cash flows and overall profitability.

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

We maintain large leach pads and tailings impoundments containing viscous material. Tailings impoundments include large embankments that must be engineered, constructed and monitored to ensure structural stability and avoid structural collapse. Our tailings impoundments in arid areas must have effective programs to suppress fugitive dust emissions, and we must effectively monitor, prevent and treat acid rock drainage at all of our operations. In Indonesia, we use a river transport system for tailings management, which presents other risks discussed in more detail in the risk factor below relating to the environmental challenges at our Indonesia mining operations.

As of January 31, 2023, subsidiaries of our company currently operate 15 active tailings storage facilities (13 in the U.S. and 2 in Peru), of which 10 have an upstream design and 5 have a centerline design. We also manage 48 tailings storage facilities in the U.S. that are inactive or closed (41 with an upstream design, 5 with a centerline design and 2 with a downstream design) and another 9 with an upstream design that are deemed “safely closed” according to the definition in the Tailings Standard. In 2022, we produced approximately 331 million metric tons of tailings. The failure of tailings storage facilities and other embankments at any of our mining operations could cause severe, and in some cases catastrophic, property and environmental damage and loss of life, as well as adverse effects on our business and reputation. Some of our tailings storage facilities are located in areas where a failure has the potential to impact individual dwellings and a limited number of impoundments are in areas where a failure has the potential to impact nearby communities or mining infrastructure. There can be no assurance that a severe or catastrophic failure of any of our facilities will not occur in the future. For additional information regarding the company’s tailings management and stewardship program, including the Tailings Standard, refer to Items 1. and 2. “Business and Properties” herein.

In addition, as part of our commitment to enhancing our resilience to climate change risks as well as our commitment to implement the Tailings Standard, we will be required to consider uncertainties as a result of climate change, incorporate that assessment into the relevant knowledge base for our tailings facilities, use this knowledge base to enhance the resilience of our approach to the impacts of climate change using an adaptive management approach, incorporate that knowledge into facility operations, and take measures to mitigate both environmental impact and potential failure risks at our active and inactive tailings facilities, including those arising from climate change. These obligations will likely require future changes at our tailings facilities, which could increase our operational expenses or require further capital investments. For further discussion of potential physical impacts of climate change see the related risk factor below.

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

Our Indonesia mining operations are susceptible to difficult and costly environmental challenges, and future changes in Indonesia environmental laws could increase our costs.

Mining operations on the scale of our Indonesia operations involve significant environmental risks and challenges. Our primary challenge is to dispose of the large amount of tailings. In 2022, PT-FI produced approximately 67 million metric tons of tailings. Our tailings management plan, which has been approved by the Indonesia government, uses an unnavigable river in the highlands to transport the tailings from the mill to an engineered tailings management area in the lowlands. Levees have been constructed along both sides of the lowlands tailings management area to act as containment structures to laterally contain the footprint of the tailings deposition within the approved tailings management area.

Another major environmental challenge at PT-FI is managing overburden, which is rock that was required to be moved aside in the open pit mining process to reach the ore in the Grasberg open pit. In the presence of air, water and naturally occurring bacteria, some overburden can generate acid rock drainage, or acidic water containing dissolved metals that, if not properly managed, can adversely affect the environment. In addition, the Grasberg overburden stockpiles have experienced erosion over time, caused by the large amounts of rainfall, with the eroded stockpile material eventually entering into the lowlands tailings management area. This eroded overburden affects the volume as well as the physical and chemical characteristics of the sediment material deposited in the lowlands tailings management area, which can result in environmental impacts. PT-FI’s current tailings deposition management plan as well as robust environmental monitoring programs take into account the presence of this overburden in the lowlands tailings management area.

As part of its ongoing management and monitoring program, PT-FI expanded the scope of its monitoring and analyses used to assess possible impacts to the environment and human health from overburden erosion and tailings, including conducting and updating a human health risk assessment. During 2022, PT-FI continued routine assessment of surface waters, groundwaters, sediments and soils, dust and terrestrial and aquatic tissues. Furthermore, PT-FI has been assisting local health authorities with an extensive regency-wide community health survey, which is providing further data on community health issues, including any potential impacts from operations. The ongoing community health work will assist in determining what additional monitoring and mitigation efforts may be required in the future.

In the past, the Indonesia government has raised questions with respect to our tailings and overburden management plans, including a suggestion that we implement a tailings pipeline and dam rather than the river transport system for tailings management. Our Indonesia mining operations are remotely located in steep mountainous terrain and in an active seismic area, which also experiences extreme weather events; such that, the pipeline infrastructure required to convey the volume of material is not feasible, and would be more prone to failure, and could therefore involve significant potentially adverse environmental issues. Based on our own studies and others conducted by third parties, we believe that our controlled riverine transport system is the best site-specific option for tailings management at the Indonesia site.

Overtopping or failure of any tailings containment structures (levees or protection structures) induced by extreme weather events such as floods, a major seismic event or naturally-occurring weak ground under the structures, are potential risks. The potential impacts from any such occurrence could vary significantly depending upon the specific location of the failure. Unanticipated structural failure of these structures in certain areas in the future could result in flooding of the nearby communities and related loss of lives and/or severe personal, property and environmental damages. Under certain conditions, a failure may necessitate evacuation or relocation of communities or other emergency action, financial assistance to the communities impacted, and remediation costs to repair and compensate for the social, cultural and economic impacts.

In addition, in the southern portion of the approved tailings management area, tailings have the potential to create depositional impacts outside of the approved boundary unless the protection structures (as proposed by PT-FI) are extended. An extension of these protection structures is planned and is currently awaiting permitting, which continues to progress. If the permitting for these protection structures is not received in a timely manner, or not received at all, there is a risk that the tailings in the lower portion of the tailings management area could create depositional impacts outside of our approved footprint and potentially impact the environment and communities. Refer to Items 1. and 2. “Business and Properties” for further discussion of our environmental obligations in Indonesia.

Managing these environmental challenges at our Indonesia operations could result in reputational harm and increased costs that could be significant.

There can be no assurance that future environmental changes affecting the mining industry in Indonesia will not be introduced or unexpectedly altered or repealed, or that new interpretations of existing Indonesia environmental laws and regulations will not be issued, which could have a significant impact on PT-FI.

Violence, civil and religious strife, and activism could result in loss of life and disrupt our operations.

Indonesia has long faced separatist movements and civil and religious strife in a number of provinces. Several separatist groups have sought increased political independence for the province of Central Papua, where our Grasberg minerals district is located. In Central Papua, there have been attacks on civilians by separatists and conflicts between separatists and the Indonesia military and police. In addition, illegal artisanal miners have clashed with police who have attempted to move them away from our facilities. Social, economic and political instability in Central Papua could materially and adversely affect us if it results in damage to our property or interruption of our Indonesia operations.

Starting in 2009, shooting incidents have occurred within the PT-FI project area, including along the road leading to our mining and milling operations, and there have been 22 fatalities and more than 75 injuries to our employees, contractor employees, government security personnel and civilians. There were several shooting incidents in the first half of 2020, including an incident near a PT-FI office building where one employee was killed and two others injured. In January 2021, a helicopter contracted to PT-FI was fired upon and struck by a single gunshot in an area adjacent to the project area. In 2022, outside of the PT-FI operational area but within the province of Central Papua, there were at least 30 incidents of separatist violence, resulting in 29 fatalities. Separatist security incidents, including shootings, continue to occur in Central Papua. PT-FI actively monitors security conditions and the occurrence of incidents both within the project area and regionally.

The safety of our workforce is a critical concern, and PT-FI continues to work with the Indonesia government to enhance security and address security-related issues within the PT-FI project area and in nearby areas. Although we have implemented measures and safeguards consistent with both international standards and our own internal standards relating to the use of force and respect for human rights, the implementation of these measures and safeguards does not guarantee that personnel, national police or other security forces will uphold these standards in every instance. We continue to limit the use of the road leading to PT-FI’s mining and milling operations to secured convoys, including transport of personnel by armored vehicles in designated areas.

We cannot predict whether additional incidents will occur that could result in loss of life, or disruption or suspension of PT-FI’s operations. If other disruptive incidents occur, they could adversely affect our results of operations and financial condition in ways that we cannot predict at this time.

South America countries have historically experienced uneven periods of economic growth, as well as recession, periods of high inflation and general economic and political instability. Since 2019, both Peru and Chile have experienced significant civil unrest unrelated to our operations. For example, in 2022, an unaffiliated copper producer in southern Peru repeatedly curtailed or suspended operations because of repeated and sustained community protests on the government-designated concentrate transport route along public roads, which have constrained such producer and at times other local producers from shipping their products. Such protests are ongoing. Other operations in the region have encountered significant issues with trespassers, illegal artisanal miners, and civil demonstrations that impact their current operations, expansion projects, logistical supply and product transport. Such protests have occasionally been accompanied by acts of violence and property damage, and continue intermittently in the region.

Although such civil unrest has not significantly impacted our results, similar events in the future could cause our South America operations to be materially impacted, in which case, we may not be able to meet our production and sales targets. Political uncertainty has created potential instability in the regulatory environment in Peru. In December 2022, Peru’s congress impeached President Castillo, who was subsequently taken into custody by Peruvian authorities, and Vice President Boluarte was sworn in as president. Following these events, there have been widespread and sometimes violent political protests, including attacks on civil infrastructure and businesses, which have resulted in delays in the transport of supplies, products and people at our Cerro Verde mine. Other mining operations in the region have temporarily halted mining activities as a result of the civil unrest. A national state of emergency has been declared, and military forces deployed to augment national police, which have resulted in civilian and police fatalities. Although there has been a limited impact on Cerro Verde’s operations, the situation in Peru remains uncertain, and a prolonged disruption of logistics and supply chains could impact future operations. In Chile, despite the overwhelming electoral approval of a proposal to rewrite the constitution in a 2020 referendum, the product of the constitutional assembly was rejected by over 60% of voters in 2022. While support for constitutional reform remains strong, uncertainty in the resolution of constitutional reform may contribute to incidents of social unrest. We cannot predict whether similar or more significant incidents of civil unrest or political instability will occur in the future in Peru or Chile.

Our mining operations, including future expansions or developments, depend on the availability of significant quantities of secure water supplies.

We recognize that access to clean, safe and reliable water supplies is vital to the health and livelihood of our host communities. Our mining operations require physical availability and secure legal rights to significant quantities of water, and the increasing pressure on water resources requires us to consider both current and future conditions in our approach. We aim to balance our operational water requirements with those of the local communities, environment and ecosystems. Most of our North America and South America mining operations are in areas where competition for water supplies is significant, and where climate change may lead to increasing scarcity of water resources in the future. Continuous production at our mines and any future expansions or developments are dependent on many factors, including our ability to maintain our water rights and claims, and the continuing physical availability of the water supplies. Current and long-term water risks include those that arise from our operations and events that we do not control (such as extreme weather and other physical risks associated with climate change). For further discussion of the potential physical impacts of climate change, see the related risk factor below.

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

Water for our Cerro Verde operation in Peru comes from renewable sources through a series of storage reservoirs on the Rio Chili watershed that collects water primarily from seasonal precipitation and from wastewater collected from the city of Arequipa and treated at a wastewater treatment plant constructed by us. As a result of occasional drought conditions, temporary supply shortages that could affect our Cerro Verde operation are possible.

Water for our El Abra mining operation in Chile comes from the continued pumping of groundwater from the Salar de Ascotán aquifer. In 2010, El Abra obtained regulatory approval for the continued pumping of groundwater from the Salar de Ascotán aquifer for its sulfide processing plant, which began operations in 2011. Our current permit will expire in 2029. The agreement to pump from this aquifer is subject to continued monitoring through 2029 of the aquifer water levels and select flora species to ensure that environmentally sensitive areas are not impacted by our pumping. If impact occurs, reductions in pumping are required to restore water levels, which could have an adverse effect on production from El Abra. For further discussion, see the risk factor above relating to the geopolitical, economic and social risks associated with our international operations.

Although we typically have sufficient water for our Indonesia operations, the area receives considerable rainfall that makes us susceptible to periodic floods and mudslides, the nature and magnitude of which cannot be predicted. For further discussion of the overburden and related environmental challenges, including as a result of flooding in Indonesia, see the related risk factor above.

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

Major public health crises, including the COVID-19 pandemic, may have an adverse impact on our business.

Pandemics, epidemics, widespread illness or other health crises, such as the COVID-19 pandemic (including any new variants), that interfere with the ability of our employees, suppliers, customers, financing sources or others to conduct business have and could adversely affect the global economy and our operations and business, including demand for the commodities we produce and our profit margins. For further information, see the risk factor above regarding fluctuations in market prices of the commodities we produce and the risk factor below regarding the prices and availability of the consumables and components we purchase and constraints on supply and logistics.

Actions taken by governmental authorities and third parties to contain and mitigate the risk of spread of any major public health crisis, including COVID-19, may negatively impact our business, including a disruption of or change to our operating plans. For example, in mid-March 2020, we had to temporarily transition our Cerro Verde mine to care and maintenance status and adjust operations to prioritize critical activities in response to a decree issued by the Peru government relating to COVID-19.

Our business and results of operations could be adversely affected if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions or other restrictions, or if workplace entry and travel are restricted resulting in the delay of key personnel or external consultants accessing our sites. There can be no assurance that our actions in response would be effective in containing and mitigating the risk of spread or a major outbreak of any public health crisis (including COVID-19) at our operating sites. A major health crisis at any of our operating sites, and particularly at PT-FI’s remote operating site, could disrupt or change our operating plans, which may have a material adverse effect on our business and results of operations.

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

As our dependence on information systems, including those of our third-party service providers and vendors, grows, we become more vulnerable to an increasing threat of continually evolving cybersecurity risks. In recent years, cybersecurity events have increased in frequency and magnitude. These incidents may include, but are not limited to, installation of malicious software, phishing, ransomware, credential attacks, unauthorized access to data and other advanced and sophisticated cybersecurity breaches and threats, including threats that increasingly target critical operational technologies and process control networks. If any of these threats materialize, we could be subject to manipulation or improper use of our systems and networks, production downtimes, communication interruption or other disruptions and delays to our operations or to the transportation of products or infrastructure utilized by our operations, unauthorized release of proprietary, commercially sensitive, confidential or otherwise protected information, a misappropriation or loss of funds, the corruption of data, significant health and safety consequences, environmental damage, loss of intellectual property, fines and litigation, damage to our reputation or financial losses from remedial actions, any of which could have a material adverse effect on our cash flows, results of operations and financial condition. We have experienced targeted and non-targeted cybersecurity events in the past and may experience them in the future. While these cybersecurity events did not result in any material loss to us or interrupt our day-to-day operations, as of January 31, 2023, there can be no assurance that we will not experience any such losses or interruption in the future. Given the unpredictability of the timing and the evolving nature and scope of information technology disruptions, the various procedures and controls we use to monitor and protect against these threats and to mitigate our potential risks to such threats may not be sufficient in preventing cybersecurity events from materializing. Further, as cybersecurity threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate vulnerabilities to cybersecurity threats.

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

Further, we increasingly depend on our information technology infrastructure for electronic communications among our locations, personnel, customers and suppliers around the world, including as a result of remote working and flexible working arrangements. These information technology systems, some of which are managed by third parties that we do not control, may be susceptible to damage, disruptions or shutdowns because of failures during the process of upgrading or replacing software, databases or components thereof, cutover activities in our restructuring and simplification initiatives, power outages, hardware failures, telecommunication failures, user errors, catastrophic events or other problems.

Human capital risks

Labor disputes or labor unrest could disrupt our operations.

Our business is dependent on maintaining good relations with our workforce. A significant portion of our employees are represented by labor unions in a number of countries under various collective bargaining agreements with varying durations and expiration dates. Refer to Items 1. and 2. “Business and Properties” of this annual report on Form 10-K for additional information regarding labor matters, and expiration dates of such agreements. As of December 31, 2022, approximately 30% of our global labor force was covered by collective bargaining agreements and approximately 2% of our global labor force was covered by agreements that will or were scheduled to expire during 2023 or that had expired as of December 31, 2022, and continue to be negotiated.

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

We have in the past and could in the future experience labor disruptions such as work stoppages, work slowdowns, union organizing campaigns, strikes, or lockouts that could adversely affect our operations. For example, in third-quarter 2020, we experienced a five-day labor-related work stoppage related to COVID-19 travel restrictions when a small group of workers at PT-FI staged protests and a blockade restricting access to the main road to the mining operations area. We reached an amicable resolution with the group of workers while upholding our COVID-19 safety protocols. There were no strikes or lockouts at any of our operations in 2021 or 2022.

We cannot predict whether additional labor disruptions will occur. Significant reductions in productivity or protracted work stoppages at one or more of our operations could significantly reduce our production and sales volumes or disrupt operations, which could adversely affect our cash flows, results of operations and financial condition.

Our success depends on our ability to recruit, retain, develop and advance qualified personnel.

Our success is dependent on the contributions of our highly skilled and experienced workforce. Our business depends on our ability to recruit, retain, develop and advance a qualified, inclusive and diverse workforce at all levels. Our ability to recruit qualified personnel is affected by the available pool of workers with the training and skills necessary to fill the available positions, the impact on the labor supply because of general economic conditions and our ability to offer competitive compensation and benefit packages. Beginning in 2021 and during 2022, we experienced an increasingly competitive labor market and labor shortages at our North America operations. As a result of this labor shortage, we hired more contract workers in 2022, which increased our costs. If we fail to recruit, retain, develop and advance qualified, inclusive and diverse personnel necessary for the efficient operation of our business, this could result in decreased profitability, productivity and efficiency, safety performance challenges, and the delay of current and potential development projects, any of which may have a material adverse effect on our performance.

Risks related to development projects and mineral reserves

Development projects are inherently risky and may require more capital and have lower economic returns than anticipated, and the operation and development of our underground mines are also subject to other unique risks.

Mine development projects typically require a number of years and significant expenditures during the development phase before production is possible. There are many risks and uncertainties inherent in all development projects including, but not limited to, unexpected or difficult geological formations or conditions, potential delays (including the ability and timeframe to obtain permits, or because of weather, social or political unrest and major public health crisis), cost overruns, availability of economic sources and reliable access to water, power and infrastructure, lower levels of production during ramp-up periods, shortages of material or labor, construction defects, equipment breakdowns and injuries to persons and property.

All of our copper and gold production in Indonesia comes from underground mining in the Grasberg minerals district. The operation and development of our underground mines is also subject to other unique risks including, but not limited to, underground fires or floods, ventilating harmful gases, fall-of-ground accidents, and seismic activity resulting from unexpected or difficult geological formations or conditions. For example, we experience mining induced seismic activity from time to time in the Grasberg minerals district. While we anticipate taking all measures that we deem reasonable and prudent in connection with the development of our underground mines to safely manage production, there can be no assurance that these risks will not cause schedule delays, revised mine plans, injuries to persons and property, or increased capital costs, any of which may have a material adverse impact on our cash flows, results of operations and financial condition. Additionally, although we devote significant time and resources to our project planning, approval and review processes, many of our development projects are highly complex and rely on factors that are outside of our control, which may cause the actual time and capital required to complete a development project to exceed our estimates.

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

Estimates of mineral reserves, or the cost at which we anticipate the mineral reserves will be recovered, are based on assumptions, such as metal prices and other economic inputs. Changes to such assumptions may require revisions to mineral reserve estimates which could affect our asset carrying values and may also negatively impact our future financial condition and results. Until mineral reserves are actually mined and processed, the quantity of ore and grades must be considered as an estimate only.

In addition, if the market prices for the commodities we produce decline from assumed levels, if production costs increase or recovery rates decrease, or if applicable laws and regulations are adversely changed, there can be no assurance that the indicated level of recovery will be realized or that mineral reserves can be mined or processed profitably. If we determine that certain of our estimated recoverable proven and probable mineral reserves have become uneconomic, this may ultimately lead to a reduction in our aggregate reported mineral reserves, which could have a material adverse effect on our business, financial condition and results of operations.

Additionally, the term “mineral resources” does not indicate recoverable proven and probable mineral reserves as defined by the SEC. Estimates of mineral resources are subject to further exploration and evaluation of development and operating costs, grades, recoveries and other material factors, and, therefore, are subject to considerable uncertainty. Mineral resources do not meet the threshold for mineral reserve modifying factors, such as engineering, legal and/or economic feasibility, that would allow for the conversion to mineral reserves. Accordingly, there can be no assurance that the estimated mineral resources not included in mineral reserves will become recoverable proven and probable mineral reserves.

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

New or revised environmental regulatory requirements are frequently proposed, many of which have resulted and may in the future result in substantially increased costs for our business, including those regarding financial obligations. Regulations have been considered at various governmental levels to increase financial responsibility requirements for mine closure and reclamation. Adoption of such environmental regulations or more stringent application of existing regulations may materially increase our costs, threaten certain operating activities and constrain our expansion opportunities. In addition, there can be no assurance that restrictions relating to conservation will not have an adverse impact on expansion of our operations or not result in delays in project development, or constraints on exploration or operations in impacted areas.

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

FMC and its subsidiaries, and many of their affiliates and predecessor companies, have been involved in exploration, mining, milling, smelting and manufacturing in the U.S. for more than a century. Activities that occurred in the late 19th century and the 20th century prior to the advent of modern environmental laws were not subject to environmental regulation and were conducted before U.S. industrial companies fully understood the long-term effects of their operations on the surrounding environment.

Companies like FMC are now legally responsible for remediating hazardous substances released into the environment on or from properties owned or operated by them as well as properties where they arranged for disposal of such substances, irrespective of when the release into the environment occurred or who caused it. That liability is often asserted on a joint and several basis with other prior and subsequent owners, operators and arrangers, meaning that each owner or operator of the property is, and each arranger may be, held fully responsible for the remediation, although in many cases some or all of the other responsible parties no longer exist, do not have the financial ability to respond or cannot be found. As a result, because of our acquisition of FMC, many of the subsidiary companies we now own are potentially responsible for a wide variety of environmental remediation projects throughout the U.S., and we expect to spend substantial sums annually for many years to address those remediation issues. We are also subject to claims where the release of hazardous substances is alleged to have damaged natural resources.

At December 31, 2022, we had more than 100 active remediation projects in 24 U.S. states. In addition, FMC and certain affiliates and predecessor companies were parties to agreements relating to the transfer of businesses or properties that contained indemnification provisions relating to environmental matters, and from time to time these provisions become the source of claims against us.

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

We face increasing, complex and changing regulatory and stakeholder expectations relating to our climate and energy transition plans, which may adversely affect our business. Further, we may not be able to timely or successfully transition from fossil fuel sources for our significant energy needs, which may result in reputational damage.

Our operations require significant energy, much of which is currently from fossil fuel sources and is obtained from third parties under long-term contracts. Energy represented approximately 21% of our copper mine site operating costs in 2022, and is expected to approximate 24% in 2023. The principal sources of energy consumption at our mining operations are: diesel fuel, which powers mine trucks and other transportation equipment; purchased electricity, which powers core facilities and certain on-site metal processing operations; and coal and natural gas, which provides electricity at certain operations.

Existing and proposed governmental conventions, laws, rules, regulations, policies and standards as well as existing and proposed voluntary disclosure standards and frameworks (both in the U.S. and internationally), including those related to climate and greenhouse gas (GHG) emissions, may in the future add significantly to our operating costs, limit or modify our operations, impact the competitiveness of the commodities we produce, and require more resources to comply and remediate in response. For additional information on climate change conventions, laws, regulations and standards applicable to FCX, refer to Items 1. and 2. “Business and Properties”.

If we do not adapt to the expectations of stakeholders regarding a low-carbon future in a timely manner, it may result in reputational damage with key stakeholders, which can impact investor confidence, market value and access to, and cost of, capital. In response to climate change and societal and stakeholder demands for action, we have announced 2030 GHG emissions reduction targets and a 2050 net zero aspiration, which will result in additional costs to us, the totality of which we cannot currently estimate with accuracy, and we cannot guarantee that we will be able to achieve any current or future GHG emissions targets or aspirations.

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

In certain aspects of our operations, our ability to reduce our GHG emissions is directly dependent on the actions of third parties and technological solutions and innovation, and our ability to make significant, rapid changes in our GHG emissions in response to potential future regulations may be limited. For example, our diesel-fueled haul trucks are a significant contributor to GHG emissions at our North America and South America operations, but reduction of emissions from such haul trucks will depend upon the development and availability of commercially viable alternative-fueled mining equipment by our third-party suppliers. At our remote operations in Indonesia, we own and operate a coal-fired power plant, and our ability to transition to commercially viable alternative sources of energy will depend on, among other things, additional studies, technological considerations and permit approvals.

The physical impacts of climate change may adversely affect our mining operations, workforce, communities, supply chains and customers, which may result in increased costs.

We recognize that as the climate changes, our operations, workforce, communities, supply chains and customers may be exposed to changes in the frequency, intensity and/or duration of intense storms, drought, flooding (including from sea level rise at our coastal operations), wildfire, and other extreme weather events and patterns (such as extreme heat). Such potential physical impacts of climate change on our operations are highly uncertain, and would vary by operation based on particular geographic circumstances. At many of our mine sites, climate change is projected to impact local precipitation regimes, resulting in shorter-duration, higher-intensity storm events, and the potential for less precipitation overall. We could face increased operational costs associated with managing additional volumes of storm water during more intense future events, including supply disruption, delays, damage to or inaccessibility of our facilities and increased pricing of consumables and components we purchase. In addition, the potential for overall decreases in precipitation could affect the availability of water needed for our operations, leading to increased operating costs, or in extreme cases, disruptions to our mining operations. For additional information regarding risks relating to availability of water, see related risk factor above.

Increasing scrutiny, action and evolving expectations from stakeholders with respect to our ESG practices, performance, commitments and disclosures may impact our reputation, increase our costs and impact our access to capital or business strategy.

Stakeholder scrutiny related to our ESG practices, commitments, performance and disclosures continues to increase. We have adopted certain policies and programs, including with respect to responsible production frameworks, climate change, water stewardship, biodiversity and land management, tailings management and stewardship, waste management, safety and health, human capital management, human rights, social performance and community and Indigenous Peoples relations, political activity and spending practices, and supply chains/responsible sourcing. It is possible, however, that our stakeholders might not be satisfied with our ESG practices, goals, initiatives, commitments, performance and/or disclosures, or the speed of their adoption, implementation and measurable success. At the same time, certain stakeholders might not be satisfied that we have adopted ESG goals, initiatives and commitments at all. If we do not meet our stakeholders’ evolving expectations, including any failure or perceived failure to achieve our stated goals and targets or industry standards or any allegations that our stated goals or targets should be altered, our reputation, access to and cost of capital, business strategy and stock price could be negatively impacted.

Investor advocacy groups, certain institutional investors, investment funds, creditors and other influential investors are increasingly focused on our ESG practices and in recent years have placed increasing importance on the ESG implications of their investments and lending decisions.

Organizations that provide information to investors and financial institutions on ESG performance and related matters have developed quantitative and qualitative data collection processes and ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. In addition, many investors have created their own proprietary ratings that inform their investment and voting decisions. Unfavorable ratings or assessment of our ESG practices, including our compliance with certain voluntary disclosure standards and frameworks, may lead to negative investor sentiment toward us, which could have a negative impact on our stock price and our access to and cost of capital.

Similarly, many financial institutions are increasingly incorporating ESG ratings or assessments into their credit risk assessments, and screen companies based on their ESG practices and performance when making lending decisions. If we are unable to meet the ESG lending criteria set by our creditors or are required to take certain remediation steps to satisfy such criteria, our access to capital on terms we find favorable may be limited and our costs may increase.

As we continue to focus on our ESG practices, goals, initiatives, commitments, performance and disclosures, and as ESG-related regulations and voluntary disclosure standards and frameworks continue to evolve, we have expanded our public disclosures in these areas. Such disclosures may reflect goals, aspirations, commitments, cost estimates and other expectations and assumptions, including over long timeframes, which are necessarily uncertain and may not be realized.

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

Ensuring that there are adequate systems and processes in place to comply with the various ESG tracking and disclosure obligations will require management’s time and expense. If we do not adapt to or comply with investor or stakeholder expectations, including with respect to evolving ESG disclosure standards and frameworks, or if we are perceived to have not responded appropriately, regardless of whether there is a legal requirement to do so, we may suffer from reputational damage and our business, financial condition, cost of capital and/or stock price could be materially and adversely affected.

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

Risks related to our common stock

Our holding company structure may impact our ability to service our debt, declare dividends, and repurchase shares and debt.

We are a holding company with no material assets other than the capital stock and intercompany receivables of our subsidiaries. As a result, our ability to service our indebtedness, pay dividends, and repurchase shares and debt is dependent on the generation of cash flows by our subsidiaries and their ability to make such cash available to us, by dividend, loan, debt repayment or otherwise. Our subsidiaries do not have any obligation to make funds available to us to service our indebtedness, pay dividends, or repurchase shares and debt. Dividends from subsidiaries that are not wholly owned are shared with other equity owners. Cash at our international operations is also typically subject to foreign withholding taxes upon repatriation into the U.S.

In addition, our subsidiaries may not be able to, or be permitted to, make distributions to us or repay loans to us, to enable us to service our indebtedness, pay dividends, or repurchase shares and debt. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal restrictions, as well as the financial condition and operating requirements of our subsidiaries, may limit our ability to obtain cash from our subsidiaries. Certain of our subsidiaries are parties to credit agreements that restrict their ability to make distributions or loan repayments to us if such subsidiary is in default under such agreements, or to transfer substantially all of the assets of such subsidiary without the consent of the lenders. Our rights to participate in any distribution of our subsidiaries’ assets upon their liquidation, reorganization or insolvency would generally be subject to the prior claims of the subsidiaries’ creditors, including any trade creditors.

As more fully described in Note 10, during 2021, our Board of Directors (Board) adopted a performance-based payout framework, which currently includes base and variable dividends and a share repurchase program. Our ability to continue to pay dividends (base or variable) and the timing and amount of any share repurchases is at the discretion of our Board and management, respectively, and is subject to a number of factors, including maintaining our net debt target, capital availability, our financial results, cash requirements, global economic conditions, changes in laws, contractual restrictions and other factors deemed relevant by our Board or management, as applicable. Repurchases of our common stock under our repurchase program are discretionary up to the Board-approved limit, and our share repurchase program may be modified, increased, suspended or terminated at any time at the Board’s discretion. Our dividend payments and share repurchases may change, and there can be no assurance that we will continue to declare dividends or repurchase shares at all or in any particular amounts. A reduction or suspension in our dividend payments or share repurchases could have a negative effect on the price of our common stock.

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

Further, our By-Laws provide to the fullest extent permitted by law that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have, or declines to accept, jurisdiction, the U.S. District Court for the District of Delaware) will be the sole and exclusive forum for any (i) derivative action or proceeding brought on our behalf, (ii) action asserting a claim that is based upon a violation of a duty by any of our current or former directors, officers, employees or stockholders in such capacity, (iii) action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or to which the Delaware General Corporation Law confers jurisdiction upon the Court of Chancery of the State of Delaware, (iv) action asserting a claim governed by the internal affairs doctrine, or (v) action asserting an “internal corporate claim” as that term is defined in Section 115 of the Delaware General Corporation Law. The exclusive forum provision may increase costs to bring a claim, discourage claims or limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us or our directors, officers and other employees. Alternatively, if a court were to find the exclusive forum provision contained in our By-Laws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions. The exclusive forum provision in our By-laws will not preclude or contract the scope of exclusive federal or concurrent jurisdiction for actions brought under the federal securities laws including the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, or the respective rules and regulations promulgated thereunder.

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

ADWR is now in the process of preparing subflow delineations for the applicable watercourses in the Verde River watershed. In December 2021, ADWR issued a report proposing a subflow delineation for the Verde River mainstem and Sycamore Creek and objections to that report were submitted in May 2022. While we do not have any active mining operations in the Verde River watershed that would be impacted by this phase of the adjudication, we filed a set of limited objections on issues that could set a precedent for other watersheds in Arizona that could have material implications for many users of groundwater, including our Arizona operations, and our objections have not been resolved.

In 2014, ADWR submitted a proposal for the development of procedures for “cone of depression” analyses to determine whether a well located outside of the subflow zone creates a cone of depression that intersects the subflow zone. Based on these cone of depression analyses, wells outside of the subflow zone could be subject to the adjudications pending in Arizona state courts. In the absence of a valid surface water claim to support the pumping, owners of wells deemed to be depleting the subflow zone through their cones of depression may be subject to claims that they must refrain from pumping subflow or must pay damages. In January 2017, ADWR issued a report containing its recommended cone of depression test.

On November 14, 2018, the Special Master for the Gila River adjudication issued a final decision rejecting ADWR’s recommended cone of depression test, adopting our position that a numeric model capable of accounting for complexities of the aquifer system should be used. However, the Special Master confirmed that the cone of depression test would be the initial test for determining which wells are subject to the adjudications, rather than proving that a well is pumping subflow or establishing how much of a well’s water production is subflow. Such matters will be determined by a subsequent “subflow depletion test,” which is expected to be proposed by ADWR in 2023. While some of our adversaries objected to the Special Master’s final decision, in July 2022, the Arizona Superior Court issued a decision affirming the Special Master’s decision in all respects. No party has appealed that decision.

In December 2018, ADWR submitted its initial report on the “subflow depletion test,” noting that the test will specify the methodology a well owner must use to quantify the portion of the water drawn from a well that is subflow as opposed to groundwater. The Special Master has ordered ADWR to schedule meetings in 2023 to discuss progress on developments of the test, with a deadline of December 2023 for ADWR’s report setting forth its proposed depletion test. Objections to such report are expected to be due in February 2024. We, along with the other parties, will have the opportunity to provide inputs throughout the process.

An issue litigated in the 2018 proceeding concerned whether for the subflow depletion test the subflow zone should be represented in the numeric model as extending only as deep as the bottom of the floodplain alluvium or extend all the way down to bedrock. In August 2021, the Special Master issued an order recognizing our position that if the vertical extent of the subflow zone is extended below the floodplain alluvium, it would result in overstated depletion calculations. Accordingly, the Special Master ordered that the vertical boundary of the subflow zone be restricted to the floodplain alluvium. No party has appealed that decision, and we expect the guidance from the Special Master’s order to be reflected in ADWR’s subflow depletion test report (due December 2023).

In proceedings separate from the development of the subflow depletion test, in June 2020, the Special Master designated legal questions to be resolved concerning a well owner’s ability to obtain a surface water right for subsurface water that, while initially believed to be non-appropriable groundwater, is ultimately determined to be appropriable subflow. In April 2021, the Special Master ruled that, for uses initiated after enactment of the 1919 permitting statute, a well owner may not pursue a surface water right for subsurface water now unless the well owner filed an application for a permit to appropriate prior to initiating the water use. We, along with allied parties, have objected to the Special Master’s ruling and are awaiting further proceedings before the Arizona Superior Court. Regardless of the outcome in the Arizona Superior Court, we anticipate this issue will be appealed to the Arizona Supreme Court.

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

In multiple instances, the U.S. asserts a right to all water in a particular watershed that was not effectively appropriated under state law prior to the establishment of the federal reservation. This creates risks for both surface water users and groundwater users because such expansive claims may severely impede competing uses of water within the same watershed. Because there are numerous federal reservations in watersheds across Arizona, the reserved water right claims of the U.S. pose a significant risk to multiple operations, including Morenci and Safford (including Lone Star) in the Upper Gila River watershed, and Sierrita in the Santa Cruz watershed. Because federal reserved water rights may adversely affect water uses at each of these operations, we have been actively involved in litigation over these claims. Because federal reserved water rights have not yet been quantified, the task of determining how much water each federal reservation may use has been left to the Arizona Superior Court handling the Gila River adjudication. Several “contested cases” to quantify reserved water rights for particular federal reservations in Arizona are currently pending with only two resolved at this time. The first resolved decision was issued in In re Aravaipa Canyon Wilderness Area, which was to resolve the U.S.’s claims to water for the Aravaipa Canyon Wilderness Area. The court issued a decision in December 2018 supportive of our position on almost all issues, rejecting the U.S.’s argument that wilderness areas are entitled to all water that was not appropriated at the time the reservation was created. The second resolved decision was issued in In re Redfield Canyon Wilderness Area, which was another case to resolve claims for a wilderness area. The court issued its decision in August 2022 supportive of our position on almost all issues, denying the U.S.’s federal reserved water rights claims for the wilderness area. The U.S. declined to pursue an interlocutory appeal in either of the In re Aravaipa Canyon Wilderness Area or In re Redfield Canyon Wilderness Area cases, and we believe the rulings in those cases will support our positions in other pending federal reserved water right cases, including: In re Fort Huachuca, which involves the U.S.’s claims to water for an Arizona army base and is awaiting a decision following a trial which concluded in February 2017; and In re San Pedro Riparian National Conservation Area, which involves the U.S.’s claims to water for a national conservation area and is awaiting a decision following a trial which concluded in May 2018. In January 2023, the U.S. filed several federal reserved water rights claims for federal reservations in portions of the Verde River watershed, and we anticipate that the Special Master will establish litigation schedules to resolve the claims for those reservations.

Given the legal and technical complexity of these adjudications, their long history, and their long-term legal, economic and political implications, it is difficult to predict the timing or the outcome of these proceedings. If we are not able to satisfactorily resolve the issues being addressed in the adjudications, our ability to pump groundwater could be diminished or curtailed, and our operations and any future expansions at Morenci, Safford (including Lone Star) and Sierrita could be adversely affected unless we are able to acquire alternative water resources.

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

Our objective is to achieve zero workplace fatalities and to decrease injuries and occupational illnesses. We measure progress toward achieving our objective against regularly established benchmarks, including measuring company-wide Total Recordable Incident Rates (TRIR). Our TRIR (including contractors) per 200,000 man-hours worked was 0.77 in 2022 and 0.70 in 2021. The metal mining sector industry average per 200,000 man-hours worked reported by the U.S. Mine Safety and Health Administration was 1.83 for 2022 (preliminary for the period of January 1, 2022, through September 30, 2022) and 1.71 in 2021. Refer to Exhibit 95.1 for mine safety disclosures required in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S-K.

Information About our Executive Officers.

Certain information as of February 15, 2023, about our executive officers is set forth in the following table and accompanying text:

Name	Age	Position or Office
Richard C. Adkerson	76	Chairman of the Board and Chief Executive Officer
Kathleen L. Quirk	59	President and Director of the Board
Maree E. Robertson	47	Senior Vice President and Chief Financial Officer
Stephen T. Higgins	65	Senior Vice President and Chief Administrative Officer
Douglas N. Currault II	58	Senior Vice President and General Counsel
Richard C. Adkerson has served as Chairman of the Board since February 2021, Chief Executive Officer since December 2003 and has been a director since October 2006. Mr. Adkerson previously served as Vice Chairman of the Board from May 2013 to February 2021, President from January 2008 to February 2021 and also from April 1997 to March 2007, and Chief Financial Officer (CFO) from October 2000 to December 2003.

Kathleen L. Quirk has served as President since February 2021 and as a director of the Board since February 2023. Ms. Quirk previously served as CFO from December 2003 to March 2022, Executive Vice President from March 2007 to February 2021, Treasurer from February 2000 to August 2018 and as Senior Vice President from December 2003 to March 2007. Ms. Quirk also serves on the Board of Directors of Vulcan Materials Company.

Maree E. Robertson has served as Senior Vice President and CFO since March 2022. Prior to joining the company, Ms. Robertson served as CFO, Energy and Minerals of Rio Tinto Group, a multinational metals and mining company, from September 2019 to December 2021. Prior to joining Rio Tinto, Ms. Robertson had a 17-year career at BHP Group, a multinational natural resources company, serving in a broad range of international finance functions, including Vice President, Finance, Petroleum USA; Head of Finance, Conventional and Potash, Petroleum, USA; Vice President, Finance, Potash Canada; and Vice President, Finance, Minera Escondida Ltda.

Stephen T. Higgins has served as Chief Administrative Officer since January 2019 and as Senior Vice President since August 2018. Mr. Higgins previously served as Vice President - Sales and Marketing from March 2007 to August 2018 and as President of Freeport-McMoRan Sales Company, Inc. from April 2006 to August 2019.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities

None.

Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol “FCX.” At January 31, 2023, there were 10,187 holders of record of our common stock.

Common Stock Dividends

In February 2021, our Board of Directors (the Board) reinstated a cash dividend on our common stock (base dividend) at an annual rate of $0.30 per share, and on November 1, 2021, the Board approved a variable cash dividend on our common stock for 2022 at an annual rate of $0.30 per share. The combined annual rate of the base dividend and the variable dividend totaled $0.60 per share for 2022.

In December 2022, our Board declared cash dividends totaling $0.15 per share on our common stock (including a $0.075 per share quarterly base cash dividend and a $0.075 per share variable, performance-based cash dividend), which was paid on February 1, 2023, to shareholders of record as of January 13, 2023. Based on current market conditions, the base and variable dividends on our common stock are anticipated to total $0.60 per share for 2023 (including the dividends paid on February 1, 2023), comprised of a $0.30 per share base dividend and $0.30 per share variable dividend. The declaration and payment of dividends (base or variable) is at the discretion of our Board and will depend upon our financial results, cash requirements, global economic conditions and other factors deemed relevant by our Board. See “Cautionary Statement” in Items 7. and 7A. “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk” and Note 10 for further discussion.

Issuer Purchases of Equity Securities

The following table summarizes share repurchases made by us during the three months ended December 31, 2022, and the approximate dollar value of shares that may yet be purchased pursuant to our share repurchase program:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[a]	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs[a]
October 1-31, 2022	—	$—	—	$3,164,642,228
November 1-30, 2022	—	$—	—	$3,164,642,228
December 1-31, 2022	—	$—	—	$3,164,642,228
Total	—	$—	—
a.On November 1, 2021, our Board approved a share repurchase program authorizing repurchases of up to $3.0 billion of our common stock. On July 19, 2022, our Board authorized an increase in the share repurchase program up to $5.0 billion. The share repurchase program does not obligate us to acquire any specific amount of shares and does not have an expiration date.

The timing and amount of the share repurchases is at the discretion of management and will depend on a variety of factors. The program may be modified, increased, suspended or terminated at any time at the Board’s discretion. See Note 10 and Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2022, for further discussion.

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

This section of our Form 10-K discusses the results of operations for the years 2022 and 2021 and comparisons between these years. Discussion of the results of operations for the year 2020 and comparisons between the years 2021 and 2020 are not included in this Form 10-K and can be found in Items 7. and 7A. “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Our results for 2022 reflect solid execution of our operating plan, which resulted in strong operating performance and cash flow generation allowing for increased cash returns to shareholders. Our execution led to growth in consolidated copper and gold production and sales volumes when compared to the prior year. Despite lower average realized copper prices, increased production and delivery costs, and economic uncertainty, we continued to generate positive operating income and operating cash flows. We believe the actions we have taken in recent years to build a solid balance sheet, successfully expand low-cost operations, and maintain flexible organic growth options while maintaining liquidity allow us to continue to execute our business plans in a prudent manner and preserve substantial future asset values.

Net income attributable to common stock totaled $3.5 billion in 2022 and $4.3 billion in 2021. Our results in 2022, compared to 2021, primarily reflect lower average realized copper prices and increased costs for energy, sulfuric acid, and maintenance and supplies, partly offset by higher copper and gold sales volumes. Refer to “Consolidated Results” for discussion of items impacting our consolidated results for the two years ended December 31, 2022.

At December 31, 2022, we had consolidated debt of $10.6 billion and consolidated cash and cash equivalents of $8.1 billion, resulting in net debt of $2.5 billion ($1.3 billion excluding net debt for the greenfield smelter and precious metals refinery (PMR) in Indonesia - collectively, the Indonesia smelter projects). Refer to “Net Debt” for reconciliations of consolidated debt and consolidated cash and cash equivalents to net debt.

During 2022, we purchased approximately $1.1 billion aggregate principal amount of our senior notes in open-market transactions for a total cost of $1.0 billion, resulting in annual cash interest savings of approximately $50 million. In October 2022, we entered into a $3.0 billion revolving credit facility that matures in October 2027 and replaced our prior revolving credit facility. At December 31, 2022, we had no borrowings and $3.0 billion available under our revolving credit facility, and PT Freeport Indonesia (PT-FI) and Cerro Verde had $1.3 billion and $350 million, respectively, of availability under their revolving credit facilities. Refer to Note 8 and “Capital Resources and Liquidity” for further discussion.

During 2022, we acquired 35.1 million shares of our common stock under our share repurchase program for a total cost of $1.3 billion ($38.36 average cost per share) and declared cash dividends totaling $0.60 per share on our common stock (which included both base and variable, performance-based cash dividends). Approximately $3.2 billion remains available under our $5.0 billion share repurchase program. Refer to Note 10 and “Capital Resources and Liquidity” for further discussion.

We have significant mineral reserves, mineral resources and future development opportunities within our portfolio of mining assets. At December 31, 2022, our estimated consolidated recoverable proven and probable mineral reserves totaled 111.0 billion pounds of copper, 26.9 million ounces of gold and 3.53 billion pounds of molybdenum. Refer to Note 17 and “Critical Accounting Estimates - Mineral Reserves” for further discussion.

During 2022, production from our mines totaled 4.2 billion pounds of copper, 1.8 million ounces of gold and 85 million pounds of molybdenum. Following is the allocation of our consolidated copper, gold and molybdenum production in 2022 by geographic location:

	Copper	Gold	Molybdenum
North America	35%	1%	73%	[a]
South America	28	—	27
Indonesia	37	99	—
	100%	100%	100%
a.Our North America copper mines produced 34% of consolidated molybdenum production, and our Henderson and Climax molybdenum mines produced 39%.
Copper production from the Morenci mine in North America, Cerro Verde mine in Peru and the Grasberg minerals district in Indonesia together totaled 75% of our consolidated copper production in 2022.

OUTLOOK

Our financial results vary as a result of fluctuations in market prices primarily for copper, gold and, to a lesser extent, molybdenum, as well as other factors. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. Beginning in 2020, with the onset of the COVID-19 pandemic, and continuing in 2022 because of a series of macro-economic factors, there has been significant volatility in the financial and commodities markets, including the copper market. Market sentiment improved beginning in late 2022 and we believe the outlook for copper fundamentals in the medium- and long-term are favorable. Refer to “Markets” and Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2022, for further discussion. Because we cannot control the price of our products, the key measures that management focuses on in operating our business are sales volumes, unit net cash costs, operating cash flows and capital expenditures. In addition, to the measures noted below and as further discussed in Note 3, beginning January 1, 2023, our economic interest in PT-FI changes from approximately 81% to 48.76%, and accordingly, net income attributable to noncontrolling interests is expected to increase in 2023.

Sales Volumes
Following are our projected consolidated sales volumes for 2023 and actual consolidated sales volumes for 2022:

	2023		2022
	(Projected)		(Actual)
Copper (millions of recoverable pounds):
North America copper mines	1,460		1,469
South America mining	1,200		1,162
Indonesia mining	1,500		1,582
Total	4,160		4,213

Gold (thousands of recoverable ounces)	1,700		1,823
Molybdenum (millions of recoverable pounds)	80	[a]	75
a.Includes 50 million pounds from our North America and South America copper mines and 30 million pounds from our Molybdenum mines.

Projected sales volumes are dependent on operational performance, weather-related conditions, timing of shipments, PT-FI’s continued ability to export copper concentrate, including the extension of PT-FI’s export license after March 19, 2023, PT Smelting and PT-FI’s continued ability to export anode slimes and other factors.

Since February 11, 2023, PT-FI’s operations have been temporarily disrupted because of significant rainfall and landslides, which restricted access to infrastructure near its milling operations. Recovery activities are in progress to clear debris from the affected areas and PT-FI is in the process of gradually resuming operations. Operations are expected to be fully restored by the end of February 2023.

As a result of this disruption, we expect our first-quarter 2023 sales volumes to be lower than previously expected. If PT-FI is not able to resume operations as currently expected or on our anticipated timeline, our results of operations may be further impacted.

For further discussion of the February 2023 weather event at PT-FI’s operations and other important factors that could cause results to differ materially from projections, refer to “Cautionary Statement” below and Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2022.

Consolidated Unit Net Cash Costs
Our operations have been impacted by inflationary cost pressures, including increased costs for energy, sulfuric acid, and maintenance and supplies. Historically, copper prices have been correlated to various input costs, including energy and other commodity-related consumables. During 2022, prices for a number of commodity-related consumables increased at a time when copper prices declined. While prices for a number of commodity-related consumables have retreated from the highs of 2022, most cost elements remain high relative to long-term correlations. In addition, labor constraints, particularly in the U.S., continue to limit production levels. We plan to continue to carefully manage costs and drive efficiencies to mitigate cost increases.

Assuming average prices of $1,900 per ounce of gold and $20.00 per pound of molybdenum and achievement of current sales volume and cost estimates, consolidated unit net cash costs (net of by-product credits) for our copper mines are expected to average $1.60 per pound of copper in 2023. The impact of price changes on 2023 consolidated unit net cash costs would approximate $0.04 per pound of copper for each $100 per ounce change in the average price of gold and $0.02 per pound of copper for each $2 per pound change in the average price of molybdenum. Quarterly unit net cash costs vary with fluctuations in sales volumes and realized prices, primarily for gold and molybdenum.

Consolidated Operating Cash Flows
Our consolidated operating cash flows vary with sales volumes; prices realized from copper, gold and molybdenum sales; production costs; income taxes; other working capital changes; and other factors. Based on current sales volume and cost estimates, and assuming average prices of $4.00 per pound of copper, $1,900 per ounce of gold and $20.00 per pound of molybdenum, our consolidated operating cash flows are estimated to approximate $7.2 billion (including $0.1 billion of working capital and other sources) for the year 2023. Estimated consolidated operating cash flows in 2023 also reflect a projected income tax provision of $2.5 billion (refer to “Consolidated Results - Income Taxes” for further discussion of our projected income tax rate, including potential impacts of the provisions of the U.S. Inflation Reduction Act of 2022 (the Act), for the year 2023). The impact of price changes during 2023 on operating cash flows would approximate $440 million for each $0.10 per pound change in the average price of copper, $170 million for each $100 per ounce change in the average price of gold and $120 million for each $2 per pound change in the average price of molybdenum.

Consolidated Capital Expenditures
Capital expenditures for the year 2023 are expected to approximate $5.2 billion (including $2.3 billion for major mining projects and $1.8 billion for the Indonesia smelter projects). Projected capital expenditures for major mining projects include $1.3 billion for planned projects primarily associated with underground mine development in the Grasberg minerals district and supporting mill and power capital costs and $1.0 billion for discretionary growth projects (primarily for development of Kucing Liar, a mill recovery project with the installation of a new copper cleaner circuit at PT-FI, an electronic material recycle project at Atlantic Copper and an expansion project at Lone Star). We closely monitor market conditions and will continue to adjust our operating plans, including capital expenditures, to protect our liquidity and preserve our asset values, as necessary.

Capital expenditures for the Indonesia smelter projects are being funded with proceeds from PT-FI's senior notes and its available revolving credit facility. Construction of the additional domestic smelter capacity will result in the elimination of export duties, providing an offset to the economic cost associated with the Indonesia smelter projects.

Noncontrolling Interests
Net income attributable to noncontrolling interests is primarily associated with PT-FI, Cerro Verde and El Abra and totaled $1.0 billion for the year 2022 (which represented 15% of our consolidated income before income taxes). As further described in Note 3, in December 2018, we completed the transaction with the Indonesia government regarding PT-FI’s long-term mining rights and share ownership (the 2018 Transaction). The arrangements related to the 2018 Transaction provided for us and the other pre-transaction PT-FI shareholders to initially retain the economics of the revenue and cost sharing arrangements under the former unincorporated joint venture with Rio Tinto plc (Rio Tinto). As a result, our economic interest in PT-FI approximated 81% through 2022, and beginning January 1, 2023, is 48.76% (refer to Note 3 for further discussion of attribution of PT-FI net income). Therefore, beginning in 2023, net income attributable to noncontrolling interests will reflect the noncontrolling parties' 51.24% share of PT-FI net income. Based on current sales volume and cost estimates and assuming average prices of $4.00 per pound of copper, $1,900 per ounce of gold and $20.00 per pound of molybdenum and taking into account the change in our economic interest in PT-FI, net income attributable to noncontrolling interests is estimated to approximate $2.3 billion for the year 2023 (which would represent 29% of our consolidated income before income taxes). The actual amount will depend on many factors, including relative performance of each business segment, commodity prices, costs and other factors.

MARKETS

World prices for copper, gold and molybdenum can fluctuate significantly. During the period from January 2013 through December 2022, the London Metal Exchange (LME) copper settlement price varied from a low of $1.96 per pound in 2016 to a record high of $4.87 per pound in 2022; the London Bullion Market Association (London) PM gold price fluctuated from a low of $1,049 per ounce in 2015 to a record high of $2,067 per ounce in 2020, and the Platts Metals Daily Molybdenum Dealer Oxide weekly average price ranged from a low of $4.46 per pound in 2015 to a high of $31.37 per pound in 2022. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2022.

LME Copper Prices

Through December 31, 2022

1,500
1,200
900
600
300
-
000s of metric tons
$5.00
$4.50
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$-
Dollars per pound
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
Exchange Stocks
LME Copper Prices

This graph presents LME copper settlement prices and the combined reported stocks of copper at the LME, Commodity Exchange Inc., and the Shanghai Futures Exchange from January 2013 through December 2022. For the year 2022, the LME copper settlement prices ranged from a high of $4.87 per pound in March (record high) to a low for the year of $3.18 per pound in July, closed at $3.80 per pound on December 30, 2022, and averaged $3.99 per pound for the year. Current physical market conditions are strong as evidenced by low levels of global exchange stocks, and our global customer base reports continued healthy demand for copper. Improved market sentiment beginning in late 2022 was associated with prospects for improved demand from China, rising demand from global decarbonization initiatives, supply constraints, United States (U.S.) dollar exchange rates and low inventories. Despite near-term uncertainties in the global economy and potential volatility in the copper market, we believe the outlook for copper fundamentals in the medium- and long-term are favorable, with third-party studies indicating that demand for copper may double in 15 years as a result of global decarbonization trends. We believe substantial new mine supply development will be required to meet the goals of the global energy transition, and higher copper prices will be required to support new mine supply development. The LME copper settlement price was $4.12 per pound on January 31, 2023.

We believe long-term fundamentals for copper are favorable and that future demand will be supported by copper’s role in the global transition to renewable power, electric vehicles and other carbon-reduction initiatives, and continued urbanization in developing countries. The small number of approved, large-scale projects beyond those that have been announced, the long lead times required to permit and build new mines and declining ore grades at existing operations continue to highlight the fundamental supply challenges for copper.

London Gold Prices
Through December 31, 2022
$2,250
$2,050
$1,850
$1,650
$1,450
$1,250
$1,050
$850
$650
Dollars per ounce
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022

This graph presents London PM gold prices from January 2013 through December 2022. For the year 2022, London PM gold prices ranged from a low of $1,629 per ounce in November to a high of $2,039 per ounce in March, averaged $1,800 per ounce and closed at $1,814 per ounce on December 29, 2022. Gold prices were positively impacted at the end of 2022, by market views that the strength of the U.S. dollar will not be sustained. The London PM gold price was $1,924 per ounce on January 31, 2023.

Metals Week Molybdenum Dealer Oxide Prices
Through December 31, 2022
$35
$30
$25
$20
$15
$10
$5
$0
Dollars per pound
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022

This graph presents the Platts Metals Daily Molybdenum Dealer Oxide weekly average price from January 2013 through December 2022. For the year 2022, the weekly average price for molybdenum ranged from a low of $14.10 per pound in August to a high of $31.37 per pound in December, averaged $18.82 per pound and was $31.37 per pound on December 30, 2022. Higher molybdenum prices at the end of 2022 reflect tight supply and steady demand. The Platts Metals Daily Molybdenum Dealer Oxide weekly average price was $36.75 per pound on January 31, 2023.

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

Taxes
Refer to Note 11 and Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2022, for further discussion of our consolidated income taxes.

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

Our operations are in multiple jurisdictions where uncertainties arise in the application of complex tax regulations. Some of these tax regimes are defined by contractual agreements with the local government, while others are defined by general tax laws and regulations. We and our subsidiaries are subject to reviews of our income tax filings and other tax payments, and disputes can arise with the taxing authorities over the interpretation of our contracts or laws. Refer to Note 11 for net charges recorded for historical contested tax matters in Indonesia.

In August 2022, the Act was signed into law, which had no impact on our 2022 financial results. The provisions of the Act are applicable to us beginning January 1, 2023. Additional guidance related to how the Corporate Alternative Minimum Tax (CAMT) provisions of the Act will be applied or otherwise administered is yet to be released by the U.S. Department of the Treasury, and may differ from our interpretations. We will continue to analyze the impacts as additional guidance is available. We expect the CAMT provisions will impact our U.S. tax position, and may further limit our ability to benefit from our U.S. net operating losses (NOLs). Refer to “Consolidated Results” for further discussion of the Act.

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

We have uncertain tax positions related to income tax assessments in Indonesia and Peru, including penalties and interest, which have not been recorded at December 31, 2022. Final taxes paid may be dependent upon many factors, including negotiations with taxing authorities. In certain jurisdictions, we pay a portion of the disputed amount before formally appealing an assessment. Such payment is recorded as a receivable if we believe the amount is collectible. Refer to Note 12 for further discussion.

A valuation allowance is provided for those deferred income tax assets for which the weight of available evidence suggests that the related benefits will not be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income or loss as well as feasible tax planning strategies in each jurisdiction. If we determine that we will not realize all or a portion of our deferred income tax assets, we will increase our valuation allowance. Conversely, if we determine that we will ultimately be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced. Our valuation allowances totaled $4.0 billion at December 31, 2022, which covered all of our U.S. foreign tax credits and U.S. federal NOLs, substantially all of our U.S. state NOLs, as well as a portion of our U.S. federal, state and foreign deferred tax assets and foreign NOLs. During 2022, valuation allowances decreased by $102 million.

Environmental Obligations
Refer to Notes 1 and 12, and Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2022, for further discussion of environmental obligations, including a summary of changes in our estimated environmental obligations for the three years ended December 31, 2022.

Our current and historical operating activities are subject to various national, state and local environmental laws and regulations that govern the protection of the environment, and compliance with those laws requires significant expenditures. Environmental expenditures are charged to expense or capitalized, depending upon their future economic benefits. The guidance provided by U.S. GAAP requires that liabilities for contingencies be recorded when it is probable that obligations have been incurred, and the cost can be reasonably estimated. At December 31, 2022, environmental obligations recorded in our consolidated balance sheet totaled $1.7 billion, which reflect obligations for environmental liabilities attributed to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) or analogous state programs and for estimated future costs associated with environmental matters.

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

Asset Retirement Obligations
Refer to Notes 1 and 12, and Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2022, for further discussion of reclamation and closure costs, including a summary of changes in our asset retirement obligations (AROs) for the three years ended December 31, 2022.

We record the fair value of our estimated AROs associated with tangible long-lived assets in the period incurred. Fair value is measured as the present value of cash flow estimates after considering inflation and a market risk premium. Our cost estimates are reflected on a third-party cost basis and comply with our legal obligation to retire tangible long-lived assets in the period incurred. These cost estimates may differ from financial assurance cost estimates for reclamation activities because of a variety of factors, including obtaining updated cost estimates for reclamation activities, the timing of reclamation activities, changes in scope and the exclusion of certain costs not considered reclamation and closure costs. At December 31, 2022, AROs recorded in our consolidated balance sheet totaled $3.0 billion.

Generally, ARO activities are specified by regulations or in permits issued by the relevant governing authority, and management’s judgment is required to estimate the extent and timing of expenditures. Accounting for AROs represents a critical accounting estimate because (i) we will not incur most of these costs for a number of years, requiring us to make estimates over a long period, (ii) reclamation and closure laws and regulations could change in the future and/or circumstances affecting our operations could change, either of which could result in significant changes to our current plans, (iii) our implementation of the Global Industry Standard on Tailings Management, which could result in changes to our plans and the scope of work required (iv) the methods used or required to plug and abandon non-producing oil and gas wellbores, remove platforms, tanks, production equipment and flow lines, and restore the wellsite could change, (v) calculating the fair value of our AROs requires management to estimate projected cash flows, make long-term assumptions about inflation rates, determine our credit-adjusted, risk-free interest rates and determine market risk premiums that are appropriate for our operations and (vi) given the magnitude of our estimated reclamation, mine closure and wellsite abandonment and restoration costs, changes in any or all of these estimates could have a significant impact on our results of operations.

Mineral Reserves
Refer to Note 17, Items 1. and 2. “Business and Properties” and Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2022, for further information regarding, and risks associated with, our estimated recoverable proven and probable mineral reserves.

Recoverable proven and probable mineral reserves were determined from the application of relevant modifying factors to geological data, in order to establish an operational, economically viable mine plan and have been prepared in accordance with the disclosure requirements of Subpart 1300 of Securities and Exchange Commission (SEC) Regulation S-K. The determination of mineral reserves involves numerous uncertainties with respect to the ultimate geology of the ore bodies, including quantities, grades and recoveries. Estimating the quantity and grade of mineral reserves requires us to determine the size, shape and depth of our ore bodies by analyzing geological data, such as samplings of drill holes, tunnels and other underground workings. In addition to the geology of our mines, assumptions are required to determine the economic feasibility of mining these reserves, including estimates of future commodity prices and demand, the mining methods we use and the related costs incurred to develop and mine our mineral reserves. Our estimates of recoverable proven and probable mineral reserves are prepared by and are the responsibility of our employees. These estimates are reviewed and verified regularly by independent experts in mining, geology and reserve determination.

Our consolidated estimated recoverable proven and probable mineral reserves shown below were assessed using long-term price assumptions of $3.00 per pound of copper, $1,500 per ounce of gold and $12 per pound of molybdenum at December 31, 2022, compared with long-term price assumptions of $2.50 per pound of copper, $1,200 per ounce of gold and $10 per pound of molybdenum at December 31, 2021. The following table summarizes changes in our estimated consolidated recoverable proven and probable copper, gold and molybdenum mineral reserves during 2022:

	Copper[a] (billion pounds)		Gold (million ounces)	Molybdenum (billion pounds)
Consolidated reserves at December 31, 2021	107.2		27.1	3.39
Net revisions	8.1	[b]	1.6	0.23
Production	(4.2)		(1.8)	(0.08)
Consolidated reserves at December 31, 2022	111.0		26.9	3.53

Note: Totals may not foot because of rounding.
a.Includes estimated recoverable metals contained in stockpiles. See below for additional discussion of recoverable copper in stockpiles.
b.Primarily reflects the impact of a higher long-term price assumption for copper at December 31, 2022, compared with December 31, 2021.

As discussed in Note 1, we depreciate our life-of-mine mining and milling assets and values assigned to proven and probable mineral reserves using the unit-of-production (UOP) method based on our estimated recoverable proven and probable mineral reserves. Because the economic assumptions used to estimate mineral reserves may change from period to period and additional geological data is generated during the course of operations, estimates of mineral reserves may change, which could have a significant impact on our results of operations, including changes to prospective depreciation rates and impairments of long-lived asset carrying values. Based on projected copper sales volumes, if estimated copper reserves at our mines were 10% higher at December 31, 2022, we estimate that our annual depreciation, depletion and amortization (DD&A) expense for 2023 would decrease by approximately $106 million (approximately $39 million to net income attributable to common stock), and a 10% decrease in copper reserves would increase DD&A expense by approximately $130 million (approximately $47 million to net income attributable to common stock). We perform annual assessments of our existing assets in connection with the review of mine operating and development plans. If it is determined that assigned asset lives do not reflect the expected remaining period of benefit, any change could affect prospective DD&A rates.

As discussed below and in Note 1, we review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable, and changes to our estimates of recoverable proven and probable mineral reserves could have an impact on our assessment of asset recoverability.

Recoverable Copper in Stockpiles
Refer to Note 1 for further discussion of our accounting policy for recoverable copper in stockpiles and to Note 4 and “Consolidated Results” for discussion of adjustments to stockpile inventory volumes.

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

At December 31, 2022, estimated consolidated recoverable copper was 1.8 billion pounds in leach stockpiles (with a carrying value of $2.2 billion) and 0.3 billion pounds in mill stockpiles (with a carrying value of $0.4 billion).

Impairment of Long-Lived Assets
As discussed in Note 1, we assess the carrying values of our long-lived mining assets when events or changes in circumstances indicate that the related carrying amounts of such assets may not be recoverable. In evaluating our long-lived mining assets for recoverability, we use estimates of pre-tax undiscounted future cash flows of our mines.

Estimates of future cash flows are derived from current business plans, which are developed using near-term metal price forecasts reflective of the current price environment and management’s projections for long-term average metal prices. In addition to near- and long-term metal price assumptions, other key assumptions include estimates of commodity-based and other input costs; proven and probable mineral reserves estimates, including the timing and cost to develop and produce the mineral reserves; value beyond proven and probable mineral reserve estimates; and the use of appropriate discount rates in the measurement of fair value. We believe our estimates and models used to determine fair value are similar to what a market participant would use. As quoted market prices are unavailable for our individual mining operations, fair value is determined through the use of after-tax discounted estimated future cash flows.

During the two-year period ended December 31, 2022, no material impairments of our long-lived mining assets were recorded.

In addition to decreases in future metal price assumptions, other events that could result in future impairment of our long-lived mining assets include, but are not limited to, decreases in estimated recoverable proven and probable mineral reserves and any event that might otherwise have a material adverse effect on mine site production levels or costs. Refer to Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2022.

CONSOLIDATED RESULTS

	Years Ended December 31,
	2022		2021
SUMMARY FINANCIAL DATA	(in millions, except per share amounts)
Revenues[a,b]	$22,780		$22,845
Operating income[a]	$7,037		$8,366
Net income attributable to common stock[c]	$3,468	[d]	$4,306	[e]
Diluted net income per share attributable to common stock	$2.39		$2.90

Diluted weighted-average common shares outstanding	1,451		1,482
Operating cash flows[f]	$5,139		$7,715
Capital expenditures	$3,469		$2,115
At December 31:
Cash and cash equivalents	$8,146		$8,068
Total debt, including current portion	$10,620		$9,450
a.Refer to Note 16 for a summary of revenues and operating income by operating division.
b.Includes favorable adjustments to prior period provisionally priced concentrate and cathode copper sales totaling $60 million ($25 million to net income attributable to common stock or $0.02 per share) in 2022 and $169 million ($65 million to net income attributable to common stock or $0.04 per share) in 2021 (refer to Note 14).
c.We defer recognizing profits on intercompany sales until final sales to third parties occur. Refer to “Operations - Smelting & Refining” for a summary of net impacts from changes in these deferrals.
d.Includes net charges totaling $74 million ($0.05 per share) primarily associated with an ARO adjustment at PT-FI, a proposed settlement related to legacy environmental litigation and metals inventory adjustments, partly offset by net favorable adjustments to historical tax matters and net gains on early extinguishment of debt.
e.Includes net charges totaling $331 million ($0.22 per share), primarily associated with net adjustments to AROs mostly at PT-FI, historical contested tax matters at PT-FI (including historical tax audits and an administrative fine levied by the Indonesia government) and nonrecurring labor-related costs for labor agreements at Cerro Verde, partly offset by the release of a valuation allowance on NOLs at PT-FI’s subsidiary, a gain on the sale of Freeport Cobalt, refunds of Arizona transaction privilege taxes related to purchased electricity and favorable adjustments to prior-years’ profit sharing at Cerro Verde.
f.Working capital and other (uses) sources totaled $(1.5) billion in 2022 and $755 million in 2021.

	Years Ended December 31,
	2022	2021
SUMMARY OPERATING DATA
Copper (millions of recoverable pounds)
Production	4,210	3,843
Sales, excluding purchases	4,213	3,807
Average realized price per pound	$3.90	$4.33
Site production and delivery costs per pound[a]	$2.19	$1.93
Unit net cash costs per pound[a]	$1.50	$1.34
Gold (thousands of recoverable ounces)
Production	1,811	1,381
Sales, excluding purchases	1,823	1,360
Average realized price per ounce	$1,787	$1,796
Molybdenum (millions of recoverable pounds)
Production	85	85
Sales, excluding purchases	75	82
Average realized price per pound	$18.71	$15.56
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

Revenues
Consolidated revenues totaled $22.8 billion in both 2022 and 2021. Our revenues primarily include the sale of copper concentrate, copper cathode, copper rod, gold in concentrate and molybdenum. Following is a summary of changes in our consolidated revenues from 2021 to 2022 (in millions):

Consolidated revenues - 2021	$22,845
Mining operations:
Higher (lower) sales volumes:
Copper	1,759
Gold	832
Molybdenum	(115)
(Lower) higher averaged realized prices:
Copper	(1,812)
Gold	(16)
Molybdenum	234
Adjustments for prior year provisionally priced copper sales	(109)
Lower revenues from sales of purchased copper	(276)
Lower Atlantic Copper revenues	(518)
Higher treatment charges	(58)
Higher royalties and export duties	(143)
Other, including intercompany eliminations	157
Consolidated revenues - 2022	$22,780
Sales Volumes. Copper and gold sales volumes were higher in 2022, compared to 2021, primarily reflecting increased operating rates at the Grasberg minerals district and Cerro Verde. Refer to “Operations” for further discussion of sales volumes at our mining operations.

Realized Prices. Our consolidated revenues can vary significantly as a result of fluctuations in the market prices of copper, gold and molybdenum. In 2022, our average realized prices, compared with 2021, were 10% lower for copper, 1% lower for gold and 20% higher for molybdenum.

As discussed in “Disclosures About Market Risks - Commodity Price Risk,” substantially all of our copper concentrate and cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date). We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on provisionally priced concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until final pricing on the date of settlement. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs.

Consolidated revenues include net (unfavorable) favorable adjustments to current year provisionally priced copper sales (i.e., provisionally priced sales during the years 2022 and 2021) totaling $(539) million for 2022 and $256 million for 2021. Refer to Note 14 for a summary of total adjustments to prior period and current period provisionally priced sales.

Prior Year Provisionally Priced Copper Sales. Net favorable adjustments to prior years’ provisionally priced copper sales (i.e., provisionally priced copper sales at December 31, 2021 and 2020) recorded in consolidated revenues totaled $60 million in 2022 and $169 million in 2021. Refer to “Disclosures About Market Risks - Commodity Price Risk” for further discussion of our provisionally priced copper sales, and to Note 14 for a summary of total adjustments to prior period and current period provisionally priced copper sales.

Purchased Copper. Lower revenues associated with purchased copper in 2022 compared to 2021, primarily reflects lower volumes and prices. We purchased copper cathode primarily for processing by our Rod & Refining operations, totaling 124 million pounds in 2022 and 173 million pounds in 2021.

Atlantic Copper Revenues. Lower Atlantic Copper revenues in 2022, compared with 2021, primarily reflect reduced operations as a result of a scheduled major maintenance turnaround resulting in a 78-day shutdown and lower copper prices.

Treatment Charges. Revenues from our concentrate sales are recorded net of treatment charges (i.e., fees paid to smelters that are generally negotiated annually), which will vary with the sales volumes and the price of copper. The increase in the treatment charges during 2022 primarily reflects higher copper sales volumes.

Royalties and Export Duties. Royalties are primarily on PT-FI sales and vary with the volume of metal sold and the prices of copper and gold. In late 2022, PT-FI’s export duty rate declined from 5% to 2.5% as a result of smelter development progress. Higher royalties and export duties during 2022, compared to 2021, are primarily associated with increased copper and gold sales volumes, partly offset by the decline in metal prices. Refer to “Operations - Indonesia Mining” for further discussion of the current progress on additional smelting capacity in Indonesia and to Note 13 for a summary of PT-FI’s royalties and export duties.

Production and Delivery Costs
Consolidated production and delivery costs totaled $13.0 billion in 2022, compared with $12.0 billion in 2021. Higher consolidated production and delivery costs in 2022 are primarily associated with significant inflationary cost pressures, principally associated with materials and supplies including sulfuric acid and explosives (41% of our site operating costs), labor (27% of our site operating costs) and energy prices (21% of our site operating costs). During 2022, prices for a number of commodity-related consumables increased at a time when copper prices declined. While prices for a number of commodity-related consumables have retreated from the highs of 2022, most cost elements remain high relative to long-term correlations.

Consolidated production and delivery costs also includes net charges totaling $157 million in 2022, primarily associated with ARO adjustments and an administrative fine at PT-FI; and $415 million in 2021, primarily associated with ARO adjustments and other net charges at PT-FI and nonrecurring labor-related costs at Cerro Verde for collective labor agreements, partly offset by refunds of Arizona transaction privilege taxes related to purchased electricity and favorable adjustments to prior-years’ profit sharing at Cerro Verde. Refer to Note 16 for details of production and delivery costs by operating segment.

Mining Unit Site Production and Delivery Costs. Site production and delivery costs for our copper mining operations primarily include labor, energy and commodity-based inputs, such as sulfuric acid, reagents, liners, tires and explosives. Consolidated unit site production and delivery costs (before net noncash and other costs) for our copper mines averaged $2.19 per pound of copper in 2022 and $1.93 per pound in 2021. Higher consolidated unit site production and delivery costs in 2022, compared with 2021, primarily reflect higher energy prices and increased costs for consumables such as sulfuric acid, explosives, key equipment parts and other supplies and services. Refer to “Operations - Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions, and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements.

Our copper mining operations require significant amounts of energy, principally diesel, electricity, coal and natural gas, most of which is obtained from third parties under long-term contracts. Our take-or-pay contractual obligations for electricity totaled approximately $0.3 billion at December 31, 2022. We do not have take-or-pay contractual obligations for other energy commodities. Energy represented approximately 21% of our copper mine site operating costs in 2022, including purchases of approximately 230 million gallons of diesel fuel; approximately 8,400 gigawatt hours of electricity at our North America and South America copper mining operations (we generate all of our power at our Indonesia mining operation); approximately 820 thousand metric tons of coal for our coal power plant in Indonesia; and approximately 1 million MMBtu (million British thermal units) of natural gas at certain of our North America mines. Based on current cost estimates, energy will approximate 24% of our copper mine site operating costs for 2023.

Depreciation, Depletion and Amortization
Depreciation will vary under the UOP method as a result of changes in sales volumes and the related UOP rates at our mining operations. Consolidated DD&A totaled $2.0 billion in both 2022 and 2021.

Metals Inventory Adjustments
Unfavorable metals inventory adjustments totaled $29 million in 2022 and $16 million in 2021. Adjustments in 2022 reflect NRV inventory adjustments related to lower market prices for copper and higher costs at Morenci and Bagdad. Adjustments in 2022 also include $10 million for stockpile write-offs at Cerro Verde. Adjustments in 2021 were primarily related to a leach stockpile adjustment at Morenci.

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

Net charges for environmental obligations and shutdown costs totaled $121 million in 2022, including $44 million for a proposed settlement related to historical environmental litigation and $22 million in net unfavorable adjustments to environmental obligations. Net charges for the year 2021 totaled $91 million, including net unfavorable adjustments to environmental obligations totaling $41 million. Refer to Note 12 for further discussion of environmental obligations and litigation matters.

Net Gain on Sales of Assets
Net gain on sales of assets totaled $2 million in 2022 and $80 million in 2021. Gains on sales of assets in 2021 were primarily associated with the sale of our remaining Freeport Cobalt assets and the sale of carbon dioxide emissions credits at Atlantic Copper. Refer to Note 2 for further discussion of dispositions.

Net Gain on Early Extinguishment of Debt
Net gain on early extinguishment of debt totaled $31 million in 2022, consisting primarily of $44 million associated with senior note purchases, partly offset by a charge of $10 million associated with the repayment of the PT-FI term loan. Refer to Note 8 for further discussion.

Interest Expense, Net
Consolidated interest costs (before capitalization) totaled $710 million in 2022 and $674 million in 2021. Higher interest costs (before capitalization) in 2022, compared with 2021, primarily reflects additional interest costs associated with PT-FI senior notes sold in April 2022, partly offset by lower interest costs associated with the repayment and purchase of certain FCX senior notes. Refer to Note 8 for further discussion.

Capitalized interest varies with the level of expenditures for our development projects and average interest rates on our borrowings and totaled $150 million in 2022 and $72 million in 2021. The increase in capitalized interest in 2022, compared with 2021, is primarily associated with development activities related to Indonesia smelter projects. Refer to “Operations” and “Capital Resources and Liquidity - Investing Activities” for further discussion of current development projects.

Other Income (Expense), Net
Other income (expense), net, totaled $207 million in 2022 and $(105) million in 2021. The year 2022 primarily includes interest income totaling $136 million and credits totaling $76 million associated with favorable adjustments to penalties on historical contested tax matters. The year 2021 primarily includes charges totaling $208 million associated with historical contested tax matters at PT-FI, partly offset by gains on currency exchange rate movements and other net credits. Refer to Note 11 for discussion of historical tax matters.

Income Taxes
Following is a summary of the approximate amounts used in the calculation of our consolidated income tax provision for the years ended December 31 (in millions, except percentages):

	2022				2021
	Income (Loss)[a]	Effective Tax Rate	Income Tax (Provision) Benefit		Income (Loss)[a]	Effective Tax Rate	Income Tax (Provision) Benefit
U.S.[b]	$811	—%	$4	[c]	$1,883	1%	$(10)	[c]
South America	1,236	37%	(453)	[d]	2,072	40%	(820)	[e]
Indonesia	4,629	39%	(1,797)		3,986	35%	(1,377)	[f]
PT-FI historical contested tax disputes	72	N/A	(23)		(219)	N/A	(147)
Eliminations and other	(33)	N/A	2		(63)	N/A	55
Continuing Operations	$6,715	34%	$(2,267)		$7,659	30%	$(2,299)
a.Represents income before income taxes and equity in affiliated companies' net earnings.
b.In addition to our North America mining operations, the U.S. jurisdiction reflects corporate-level expenses, which include interest expense associated with senior notes, general and administrative expenses, and environmental obligations and shutdown costs.
c.Includes valuation allowance release on prior year unbenefited NOLs.
d.Includes a tax benefit of $31 million ($16 million net of noncontrolling interest), primarily associated with completion of Cerro Verde's 2016 tax audit.
e.Includes a tax benefit of $18 million ($9 million net of noncontrolling interest), primarily associated with completion of tax audits at Cerro Verde for the years 2014 and 2015.
f.Includes net tax benefits associated with the release of valuation allowances recorded against PT Rio Tinto Indonesia NOLs totaling $189 million ($151 million net of noncontrolling interest).

In August 2022, the Act was signed into law, which includes, among other provisions, a new CAMT of 15% on the adjusted financial statement income (AFSI) of corporations with average AFSI exceeding $1.0 billion over a three-year period, and a new excise tax of 1% on the fair market value of net corporate stock repurchases. The Act had no impact on our consolidated financial statements for the year ended December 31, 2022. The provisions of the Act are applicable to us beginning January 1, 2023. Additional guidance related to how the CAMT provisions of the Act will be applied or otherwise administered is yet to be released by the U.S. Department of the Treasury, and may differ from our interpretations. We will continue to analyze the impacts as additional guidance is available. We expect the CAMT provisions will impact our U.S. tax position, and may further limit our ability to benefit from our U.S. NOLs.

Assuming achievement of current sales volume and cost estimates and average prices of $4.00 per pound for copper, $1,900 per ounce for gold and $20.00 per pound for molybdenum for 2023, we estimate our consolidated effective tax rate for the year 2023 would approximate 33%. Changes in projected sales volumes and average prices during 2023 would incur tax impacts at estimated effective rates of 39% for Peru, 38% for Indonesia and 0% for the U.S., which excludes any potential impact from the Act. Our projected estimated effective tax rate of 0% for the U.S. for the year 2023 may be adjusted as additional guidance is released by the U.S. Department of the Treasury on key provisions of the Act, including guidance on the CAMT.

Refer to Note 11 and Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2022, for further discussion of income taxes.

OPERATIONS

Responsible Production
The Copper Mark. We are committed to maintaining the validation of all of our copper producing sites with the Copper Mark, a comprehensive assurance framework designed to demonstrate the copper industry's responsible production practices. To achieve the Copper Mark, each site is required to complete an external assurance process to assess conformance with 32 environmental, social and governance (ESG) requirements. In February 2023, PT-FI was awarded the Copper Mark and we have now achieved the Copper Mark at all 12 of our eligible copper producing sites globally.

In fourth-quarter 2022, the Copper Mark announced an extension of its framework to include molybdenum producers, among other metal producers. In February 2023, our Climax and Henderson molybdenum mines were awarded the Molybdenum Mark, making FCX the first molybdenum miner to achieve this distinction. Our four copper mines that produce byproduct molybdenum (Bagdad, Cerro Verde, Morenci and Sierrita) have also been awarded the Molybdenum Mark.

ICMM. We are a founding member of the International Council on Mining & Metals (ICMM), an organization dedicated to a safe, fair and sustainable mining and metals industry, aiming continuously to strengthen ESG performance across the global mining and metals industry. As a member company, we are required to implement the 10 Mining Principles that define good ESG practices, and associated position statements, while also meeting 39 performance expectations and producing an externally verified sustainability report in accordance with the Global Reporting Initiative Sustainability Reporting Standards subject to the ICMM Assurance & Validation Procedure.

2021 Annual Report on Sustainability. In April 2022, we published our 2021 Annual Report on Sustainability, which is available on our website at fcx.com/sustainability. We have a long history of ESG programs, and we are focused on leading as a responsible copper producer. Refer to Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2022, for discussion of ESG-related risks.

2021 Climate Report. In September 2022, we published our updated Climate Report which details our ongoing initiatives to reduce our greenhouse gas (GHG) emissions, improve energy efficiency, evaluate and integrate the use of lower carbon and renewable energy sources and enhance our resilience to future climate-related risks. We continue to advance GHG emissions reduction initiatives across our global operations and established our 2030 GHG reduction targets that collectively cover nearly 100% of our Scope 1 and 2 GHG emissions. Refer to Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2022, for further discussion of climate-related risks.

Leaching Innovation Initiatives
We are advancing efforts to improve copper recovery from our leach processes, including initiatives across our North America and South America operations to incorporate new applications, technologies and data analytics. We believe these leach innovation initiatives provide potential opportunities to produce incremental copper from our large existing leach stockpiles and lower-grade material currently classified as waste. Initial results support the potential for incremental low-cost additions to our production and reserve profile and we have identified opportunities to achieve an annual run rate of 200 million pounds of copper per year through these initiatives by the end of 2023.

Feasibility and Optimization Studies
We are engaged in various studies associated with potential future expansion projects primarily at our mining operations. The costs for these studies are charged to production and delivery costs as incurred and totaled $141 million for 2022 and $59 million for 2021. We estimate the costs of these studies will approximate $200 million for the year 2023 (including approximately $70 million in first-quarter 2023).

North America Copper Mines
We operate seven open-pit copper mines in North America - Morenci, Bagdad, Safford (including Lone Star), Sierrita and Miami in Arizona, and Chino and Tyrone in New Mexico. All of the North America mining operations are wholly owned, except for Morenci. We record our 72% undivided joint venture interest in Morenci using the proportionate consolidation method.

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

Following our response to the COVID-19 pandemic in early 2020, we began ramping up mining rates at the North America mines during 2021, which continued into 2022. However, a tight labor market and increased competition from other employers in North America represent strategic challenges that are impacting our ability to further expand current mining rates.

Lone Star, at our Safford mine, is increasing its operating rates to achieve targeted production of approximately 300 million pounds of copper per year from oxide ores in 2023 (compared with the initial design capacity of 200 million pounds of copper per year). The oxide project at Lone Star advances the opportunity for development of the underlying, large-scale sulfide resources. We are conducting follow-on exploration in the area to support metallurgical testing and mine development planning for a potential significant long-term investment to build additional scale on an economically attractive basis.

We are planning an expansion to double the concentrator capacity of the Bagdad operation in northwest Arizona. We are engaging stakeholders and conducting a feasibility study, which is expected to be completed in 2023. We are advancing plans for expanded tailings infrastructure projects to support Bagdad's long-range plans. The timing of future development will be dependent on market conditions, labor and supply chain considerations and other economic factors.

Operating Data. Following is summary operating data for the North America copper mines for the years ended December 31:

	2022	2021
Operating Data, Net of Joint Venture Interests
Copper (millions of recoverable pounds)
Production	1,467	1,460
Sales, excluding purchases	1,469	1,436
Average realized price per pound	$4.08	$4.30

Molybdenum (millions of recoverable pounds)
Production[a]	29	34

100% Operating Data
Leach operations
Leach ore placed in stockpiles (metric tons per day)	676,400	665,900
Average copper ore grade (%)	0.29	0.29
Copper production (millions of recoverable pounds)	1,019	1,056

Mill operations
Ore milled (metric tons per day)	294,200	269,500
Average ore grade (%):
Copper	0.37	0.38
Molybdenum	0.02	0.03
Copper recovery rate (%)	81.8	81.2
Copper production (millions of recoverable pounds)	695	649
a.Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at the North America copper mines.

Copper sales volumes from our North America copper mines totaled 1.47 billion pounds in 2022 and 1.44 billion pounds in 2021. North America copper sales are estimated to approximate 1.46 billion pounds in 2023. Refer to “Outlook” for projected molybdenum sales volumes.

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

Gross Profit per Pound of Copper and Molybdenum
The following table summarizes unit net cash costs and gross profit per pound of copper at our North America copper mines for the two years ended December 31, 2022. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	2022				2021
	By-		Co-Product Method		By-		Co-Product Method
	Product Method		Copper	Molyb- denum[a]	Product Method		Copper	Molyb- denum[a]
Revenues, excluding adjustments	$4.08		$4.08	$17.87	$4.30		$4.30	$14.14
Site production and delivery, before net noncash
and other costs shown below	2.58		2.36	13.35	2.13		1.96	8.17
By-product credits	(0.33)		—	—	(0.33)		—	—
Treatment charges	0.10		0.10	—	0.09		0.09	—
Unit net cash costs	2.35		2.46	13.35	1.89		2.05	8.17
DD&A	0.28		0.26	0.90	0.25		0.24	0.62
Metals inventory adjustments	0.01		0.01	0.05	0.01		0.01	—
Noncash and other costs, net	0.12	[b]	0.10	0.47	0.07	[b,c]	0.07	0.03
Total unit costs	2.76		2.83	14.77	2.22		2.37	8.82
Revenue adjustments, primarily for pricing on prior period open sales	(0.01)		(0.01)	—	—		—	—
Gross profit per pound	$1.31		$1.24	$3.10	$2.08		$1.93	$5.32

Copper sales (millions of recoverable pounds)	1,472		1,472		1,436		1,436
Molybdenum sales (millions of recoverable pounds)[a]				29				34
a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.
b.Includes $0.06 per pound of copper in 2022 and $0.02 per pound of copper in 2021 for feasibility and optimization studies.
c.Includes credits totaling $0.02 per pound of copper associated with refunds of Arizona transaction privilege taxes related to purchased electricity.

Our North America copper mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. During 2022, our mining operations experienced significant cost inflation, principally associated with higher energy, labor, maintenance and supplies, explosives and sulfuric acid, resulting in higher average unit net cash costs (net of by-product credits) for the North America copper mines of $2.35 per pound of copper in 2022, compared with $1.89 per pound of copper in 2021. However, average unit net cash costs for our North America copper mines in 2022, compared with 2021, benefited from higher sales volumes.

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

Average unit net cash costs (net of by-product credits) for our North America copper mines are expected to approximate $2.45 per pound of copper in 2023, based on achievement of current sales volume and cost estimates and assuming an average molybdenum price of $20.00 per pound. North America’s expected average unit net cash costs for the year 2023 would change by approximately $0.03 per pound for each $2 per pound change in the average price of molybdenum.

South America Mining
We operate two copper mines in South America - Cerro Verde in Peru (in which we own a 53.56% interest) and El Abra in Chile (in which we own a 51.0% interest), which are consolidated in our financial statements.

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

Beginning in late 2022, heightened tensions, protests and social unrest emerged in Peru following a change in the country's political leadership. Demonstrations have continued in early 2023, and the civil unrest continues to disrupt commerce and supply chains in Peru. To date, there has been a limited impact on Cerro Verde's operations. We continue to monitor the situation while prioritizing safety and security. A prolonged disruption of logistics and supply chains could impact future operations.

Operating and Development Activities. Increased operating rates at Cerro Verde and higher mining and stacking activities at El Abra resulted in a 12% increase in copper production from South America mining for the year 2022, compared with the year 2021 (which was impacted by COVID-19 protocols).

El Abra's large sulfide resource supports a potential major mill project similar to the large-scale concentrator constructed at Cerro Verde in 2015. Technical and economic studies continue to be evaluated to determine the optimal scope and timing for the sulfide project. We are advancing plans to invest in water infrastructure to provide options to extend existing operations, while continuing to monitor potential changes in Chile's regulatory and fiscal matters. We will defer major investment decisions pending clarity on such matters.

Operating Data. Following is summary operating data for our South America mining operations for the years ended December 31.

	2022	2021
Copper (millions of recoverable pounds)
Production	1,176	1,047
Sales	1,162	1,055
Average realized price per pound	$3.80	$4.34

Molybdenum (millions of recoverable pounds)
Production[a]	23	21

Leach operations
Leach ore placed in stockpiles (metric tons per day)	163,000	163,900
Average copper ore grade (%)	0.35	0.32
Copper production (millions of recoverable pounds)	302	256

Mill operations
Ore milled (metric tons per day)	409,200	380,300
Average ore grade (%):
Copper	0.32	0.31
Molybdenum	0.01	0.01
Copper recovery rate (%)	85.3	87.3
Copper production (millions of recoverable pounds)	874	791
a.Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at Cerro Verde.

Higher consolidated copper sales volumes from South America of 1.2 billion pounds in 2022, compared with 1.1 billion pounds in 2021, primarily reflect increased mining and milling rates at Cerro Verde. Consolidated copper sales from our South America mines are expected to approximate 1.2 billion pounds in 2023. Refer to “Outlook” for projected molybdenum sales volumes.

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

Gross Profit per Pound of Copper
The following table summarizes unit net cash costs and gross profit per pound of copper at our South America mining operations for the two years ended December 31, 2022. Unit net cash costs per pound of copper are reflected under the by-product and co-product methods as the South America mining operations also had sales of molybdenum and silver. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	2022		2021
	By-Product Method	Co-Product Method	By-Product Method		Co-Product Method
Revenues, excluding adjustments	$3.80	$3.80	$4.34		$4.34
Site production and delivery, before net noncash
and other costs shown below	2.52	2.33	2.23	[a]	2.06
By-product credits	(0.34)	—	(0.32)		—
Treatment charges	0.15	0.14	0.13		0.13
Royalty on metals	0.01	0.01	0.01		0.01
Unit net cash costs	2.34	2.48	2.05		2.20
DD&A	0.35	0.32	0.39		0.37
Metals inventory adjustments	0.01	0.01	—		—
Noncash and other costs, net	0.07	0.07	0.03		0.03
Total unit costs	2.77	2.88	2.47		2.60
Revenue adjustments, primarily for pricing on
prior period open sales	0.03	0.03	0.09		0.09
Gross profit per pound	$1.06	$0.95	$1.96		$1.83

Copper sales (millions of recoverable pounds)	1,162	1,162	1,055		1,055
a.Includes charges totaling $0.09 per pound of copper associated with nonrecurring labor-related costs at Cerro Verde.

Our South America mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. During 2022, our mining operations experienced significant cost inflation, principally associated with higher energy, sulfuric acid, explosives and other input costs, resulting in higher average unit net cash costs (net of by-product credits) for South America mining of $2.34 per pound of copper in 2022, compared with $2.05 per pound of copper in 2021. However, average unit net cash costs for South America mining in 2022, compared with 2021, benefited from higher sales volumes.

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

Average unit net cash costs (net of by-product credits) for our South America mines are expected to approximate $2.30 per pound of copper in 2023, based on current sales volume and cost estimates and assuming an average price of $20.00 per pound of molybdenum.

Indonesia Mining
PT-FI operates one of the world’s largest copper and gold mines at the Grasberg minerals district in Central Papua, Indonesia. PT-FI produces copper concentrate that contains significant quantities of gold and silver. We have a 48.76% ownership interest in PT-FI and manage its mining operations. PT-FI's results are consolidated in our financial statements.

As discussed in Note 3, under the terms of the divestment agreement and related documents entered into in 2018, our economic interest in PT-FI approximated 81% through 2022, and beginning January 1, 2023, our economic interest in PT-FI is 48.76%. This arrangement was developed to replicate the economics of PT-FI's former joint venture partner interests, which were acquired by the Indonesia government in 2018.

Substantially all of PT-FI’s copper concentrate is sold under long-term contracts. During 2022, 34% of PT-FI’s copper concentrate was sold to PT Smelting (PT-FI’s 39.5% owned copper smelter and refinery in Gresik, Indonesia). See “Smelting and Refining” below for a discussion of PT-FI’s tolling arrangement with PT Smelting that commenced in 2023.

Operating and Development Activities. PT-FI currently has three underground operating mines in the Grasberg minerals district: Grasberg Block Cave, Deep Mill Level Zone (DMLZ) and Big Gossan.

PT-FI's milling rates for ore extracted from its underground mines averaged 192,600 metric tons of ore per day in 2022. The installation of additional milling facilities at PT-FI is currently expected to be completed in late 2023, which would increase milling capacity to approximately 240,000 metric tons of ore per day to provide for continued annualized copper and gold production volumes of approximately 1.6 billion pounds of copper and 1.6 million ounces of gold. PT-FI is also advancing a mill recovery project with the installation of a new copper cleaner circuit that is expected to be completed in 2024, which is expected to provide incremental metal production of approximately 60 million pounds of copper and 40 thousand ounces of gold per year.

Kucing Liar. Long-term mine development activities are ongoing for PT-FI's Kucing Liar deposit in the Grasberg minerals district, which is expected to produce over 6 billion pounds of copper and 6 million ounces of gold between 2028 and the end of 2041. Pre-production development activities commenced in 2022 and are expected to continue over an approximate 10-year timeframe. Capital investments are estimated to average approximately $400 million per year over this period (including approximately $470 million for the year 2023). At full operating rates of approximately 90,000 metric tons of ore per day, annual production from Kucing Liar is expected to approximate 550 million pounds of copper and 560 thousand ounces of gold, providing PT-FI with sustained long-term, large-scale and low-cost production. Kucing Liar will benefit from substantial shared infrastructure and PT-FI's experience and long-term success in block-cave mining.

Indonesia Smelter. In connection with PT-FI’s 2018 agreement with the Indonesia government to secure the extension of its long-term mining rights, PT-FI committed to construct additional domestic smelting capacity totaling 2 million dry metric tons of concentrate per year by the end of 2023 (subject to force majeure provisions). In accordance with Indonesia regulations, PT-FI submits a smelter progress report to the Indonesia government for review every six months (refer to Note 12).

PT-FI is actively engaging in the following projects for additional domestic smelting capacity:
•Construction of a greenfield smelter in Gresik, Indonesia with a capacity to process approximately 1.7 million metric tons of copper concentrate per year. At December 31, 2022, smelter construction was approximately 50% complete. The facility is expected to be commissioned during 2024 at an estimated cost of $3.0 billion, including $2.8 billion for a construction contract (excluding capitalized interest, owner’s costs and commissioning) and $0.2 billion for investment in a desalinization plant.
•Expansion of PT Smelting's capacity by 30% to 1.3 million metric tons of copper concentrate per year, which is expected to be completed by the end of 2023. PT-FI is funding the cost of the expansion, estimated to approximate $250 million, with a loan that will convert to equity, increasing PT-FI’s ownership in PT Smelting upon project completion (refer to Note 3).

•Construction of a PMR to process gold and silver from the greenfield smelter and PT Smelting at an estimated cost of $400 million. Construction is in progress with commissioning expected during 2024.

Capital expenditures for the Indonesia smelter projects totaled $0.8 billion for the year 2022 and are expected to approximate $1.8 billion for the year 2023. Capital expenditures for the Indonesia smelter projects are being funded with proceeds received from PT-FI's April 2022 senior notes offering and availability under its revolving credit facility.

Construction of the additional domestic smelter capacity will result in the elimination of export duties, which mitigates the economic cost associated with the Indonesia smelter projects. In late 2022, PT-FI received approval, based on construction progress achieved, for a reduction in export duties from 5% to 2.5%. Upon receiving verification and approval from the Indonesia government that construction progress has exceeded 50%, PT-FI expects export duties to be eliminated.

Indonesia regulations require PT-FI to renew its export license annually, subject to review by the Indonesia government every six months, depending on, among other things, greenfield smelter construction progress. The current license is scheduled for renewal in March 2023 and PT-FI is preparing its renewal application. PT-FI's special mining license (IUPK) provides that exports continue through 2023, subject to force majeure considerations. PT-FI plans to work cooperatively with the Indonesia government to continue exports beyond 2023 as required until the smelter is fully commissioned. Refer to Note 12 and Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2022, for further discussion of risks associated with PT-FI’s export of copper concentrate.

Mining Rights. PT-FI and the Indonesia government continue to engage in preliminary discussions regarding the extension of PT-FI's mining rights under its IUPK beyond 2041. PT-FI believes an extension beyond 2041 would enable continuity of operations and the identification of additional resource development opportunities in the Grasberg minerals district. Refer to Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2022, for further discussion of risks associated with PT-FI’s IUPK.

Operating Data. Following is summary operating data for our Indonesia mining operations for the years ended December 31.

	2022	2021
Operating Data
Copper (millions of recoverable pounds)
Production	1,567	1,336
Sales	1,582	1,316
Average realized price per pound	$3.80	$4.34

Gold (thousands of recoverable ounces)
Production	1,798	1,370
Sales	1,811	1,349
Average realized price per ounce	$1,787	$1,796

100% Operating Data
Ore extracted and milled (metric tons per day):
Grasberg Block Cave underground mine	103,300	70,600
DMLZ underground mine	76,300	58,000
Big Gossan underground mine	7,600	7,500
Other adjustments[a]	5,400	15,500
Total	192,600	151,600

Average ore grade:
Copper (%)	1.19	1.30
Gold (grams per metric ton)	1.05	1.04
Recovery rates (%):
Copper	90.0	89.8
Gold	77.7	77.0

a.Includes ore extracted and milled from the Deep Ore Zone (DOZ) underground mine ore body, which was depleted at the end of 2021.

Higher consolidated sales of 1.6 billion pounds of copper and 1.8 million ounces of gold in 2022, compared with 1.3 billion pounds of copper and 1.3 million ounces of gold in 2021, primarily reflect increased operating rates at the Grasberg minerals district, partly offset by lower copper ore grades. Consolidated sales volumes from PT-FI are expected to approximate 1.5 billion pounds of copper and 1.7 million ounces of gold in 2023, net of approximately 90 million pounds of copper and 120 thousand ounces of gold from mine production in concentrate form that will be deferred until sale in the form of refined metal under the tolling agreement with PT Smelting.

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

Gross Profit per Pound of Copper and per Ounce of Gold
The following table summarizes the unit net cash costs and gross profit per pound of copper and per ounce of gold at our Indonesia mining operations for the two years ended December 31, 2022. Refer to “Product Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	2022				2021
	By- Product		Co-Product Method		By- Product		Co-Product Method
	Method		Copper	Gold	Method		Copper	Gold
Revenues, excluding adjustments	$3.80		$3.80	$1,787	$4.34		$4.34	$1,796
Site production and delivery, before net noncash
and other costs shown below	1.58		1.01	477	1.49		1.03	424
Gold and silver credits	(2.13)		—	—	(1.95)		—	—
Treatment charges	0.22		0.14	65	0.24		0.17	69
Export duties	0.19		0.12	58	0.17		0.11	47
Royalty on metals	0.23		0.15	69	0.24		0.17	67
Unit net cash costs	0.09		1.42	669	0.19		1.48	607
DD&A	0.65		0.42	195	0.80		0.55	228
Noncash and other costs, net	0.11	[a]	0.07	35	0.27	[a]	0.18	77
Total unit costs	0.85		1.91	899	1.26		2.21	912
Revenue adjustments, primarily for pricing on
prior period open sales	0.02		0.01	2	0.05		0.05	(3)
PT Smelting intercompany profit (loss)	0.01		0.01	3	(0.07)		(0.05)	(19)
Gross profit per pound/ounce	$2.98		$1.91	$893	$3.06		$2.13	$862

Copper sales (millions of recoverable pounds)	1,582		1,582		1,316		1,316
Gold sales (thousands of recoverable ounces)				1,811				1,349
a.Includes charges associated with ARO adjustments totaling $0.07 per pound of copper in 2022 and $0.26 per pound of copper in 2021.

A significant portion of PT-FI’s costs are fixed and unit costs vary depending on volumes and other factors. PT-FI’s unit net cash costs (including gold and silver credits) of $0.09 per pound of copper in 2022, were lower than unit net cash costs of $0.19 per pound of copper in 2021, primarily reflecting higher copper and gold sales volumes, partly offset by higher energy costs and the impact of increased operating rates.

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold.

PT-FI’s export duties totaled $307 million in 2022 and $218 million in 2021, and PT-FI’s royalties totaled $357 million in 2022 and $319 million in 2021. The increase in export duties and royalties in 2022, compared with 2021, primarily reflects higher sales volumes. As noted above, in late 2022, PT-FI’s export duty rate declined from 5% to 2.5%. Refer to Note 13 for further discussion of PT-FI’s export duties and royalties.

Because certain assets are depreciated on a straight-line basis, PT-FI’s unit depreciation rate may vary with asset additions and the level of copper production and sales. The decrease in the DD&A rate per pound of copper in 2022, compared with 2021, primarily reflects higher volumes associated with increased operating rates and the depletion of the DOZ underground mine during 2021, partly offset by significant underground development assets being placed into service.

Revenue adjustments primarily result from changes in prices on provisionally priced copper sales recognized in prior periods. Refer to “Consolidated Results - Revenues” for further discussion of adjustments to prior period provisionally priced copper sales.

PT Smelting intercompany profit (loss) represents the change in the deferral of 39.5% of PT-FI’s profit on sales to PT Smelting. Refer to “Smelting and Refining” below for further discussion.

Assuming an average gold price of $1,900 per ounce for 2023 and achievement of current sales volume and cost estimates, unit net cash costs (including gold and silver credits) for PT-FI are expected to approximate $0.22 per pound of copper in 2023. PT-FI’s expected average unit net cash costs for the year 2023 would change by approximately $0.10 per pound of copper for each $100 per ounce change in the average price of gold.

PT-FI’s projected sales volumes and unit net cash costs for the year 2023 are dependent on a number of factors, including operational performance, weather-related conditions, timing of shipments and the Indonesia government’s extension of PT-FI’s export permit. Refer to “Cautionary Statement” below and Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2022, for further discussion of factors that could cause results to differ materially from projections, including the February 2023 weather event at PT-FI’s operations.

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

Operating and Development Activities. Production from the Molybdenum mines totaled 33 million pounds of molybdenum in 2022 and 30 million pounds in 2021. Refer to “Consolidated Results” for our consolidated molybdenum operating data, which includes sales of molybdenum produced at our Molybdenum mines and from our North America and South America copper mines. Refer to “Outlook” for projected consolidated molybdenum sales volumes.

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

Average unit net cash costs for our Molybdenum mines of $11.43 per pound of molybdenum in 2022 were higher than $8.87 per pound of molybdenum in 2021, primarily reflecting increased contract labor and higher energy and other input costs, partly offset by higher molybdenum production. Based on current sales volume and cost estimates, average unit net cash costs for the Molybdenum mines are expected to approximate $13.80 per pound of molybdenum in 2023.

Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

Smelting & Refining
We wholly own and operate the Miami smelter in Arizona, the El Paso refinery in Texas and Atlantic Copper, a smelter and refinery in Spain. Additionally, PT-FI has a 39.5% ownership interest in PT Smelting (refer to Note 3).

Treatment charges for smelting and refining copper concentrate consist of a base rate per pound of copper and per ounce of gold and are generally fixed. Treatment charges represent a cost to our mining operations and income to Atlantic Copper. Thus, higher treatment charges benefit the smelter operations and adversely affect our mining operations. Our North America copper mines are less significantly affected by changes in treatment charges because these operations are largely integrated with our Miami smelter and El Paso refinery. Through this form of downstream integration, we are able to assure placement of a significant portion of our concentrate production.

Miami Smelter. In 2021, our Miami smelter completed a major maintenance turnaround and incurred maintenance charges and idle facility costs totaling $87 million. Major maintenance turnarounds are anticipated to occur approximately every two or three years for the Miami smelter. The next major maintenance turnaround is scheduled for the last half of 2024.

Atlantic Copper. Atlantic Copper smelts and refines copper concentrate and markets refined copper and precious metals in slimes. Following is an allocation of Atlantic Copper’s concentrate purchases from unaffiliated third parties and our copper mining operations for the years ended December 31:

	2022	2021
Third parties	65%	66%
Indonesia mining	18	9
South America mining	10	7
North America copper mines	7	18
	100%	100%

In 2022, Atlantic Copper completed a 78-day major maintenance turnaround and incurred maintenance charges and idle facility costs totaling $41 million. Atlantic Copper’s major maintenance turnarounds typically occur approximately every eight years, with shorter-term maintenance turnarounds in the interim.

At December 31, 2022, Atlantic Copper had take-or-pay contractual obligations for the procurement of copper concentrate totaling $3.6 billion, which provide for deliveries of specified volumes at market-based prices.

PT Smelting. Prior to 2023, PT-FI’s contract with PT Smelting provided for PT-FI to supply 100% of the copper concentrate requirements (subject to a minimum or maximum treatment charge rate) necessary for PT Smelting to produce 205,000 metric tons of copper annually on a priority basis. PT-FI could also then sell copper concentrate to PT Smelting at market rates for quantities in excess of 205,000 metric tons of copper annually.

Beginning in 2023, PT-FI's commercial arrangement with PT Smelting converted to a tolling arrangement. Under the arrangement, PT-FI pays PT Smelting a tolling fee to smelt and refine its concentrate and will retain title of all products for sale to third parties. This arrangement is not expected to result in a significant change in PT-FI's economics but will impact the timing of PT-FI’s sales during 2023. We estimate that approximately 90 million pounds of copper and 120 thousand ounces of gold from PT-FI’s first-quarter 2023 production will remain in inventory until final sale later in 2023.

PT Smelting received a one-year extension of its anode slimes export license, which currently expires November 3, 2023. Refer to Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2022, for further discussion of risks associated with PT Smelting’s export of anode slimes.

PT Smelting’s maintenance turnarounds (which range from two weeks to a month to complete) typically are expected to occur approximately every two years, with short-term maintenance turnarounds in the interim. PT Smelting completed a 30-day maintenance turnaround during December 2020 and an 18-day maintenance turnaround in October 2022. PT Smelting has a planned 75-day shutdown scheduled for mid-2023 associated with its expansion project and a 7-day shutdown scheduled in fourth-quarter 2023 to complete final tie-in of the expansion project.

We defer recognizing profits on sales from our mining operations to Atlantic Copper and on 39.5% of PT-FI’s sales to PT Smelting until final sales to third parties occur. Changes in these deferrals attributable to variability in intercompany volumes resulted in net additions (reductions) to operating income totaling $52 million ($33 million to net income attributable to common stock) in 2022 and $(188) million ($(106) million to net income attributable to common stock) in 2021. Our net deferred profits on our inventories at Atlantic Copper and PT Smelting to be recognized in future periods' operating income totaled $250 million at December 31, 2022. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices will result in variability in our net deferred profits and quarterly earnings. As noted above, beginning in 2023, PT-FI's commercial arrangement with PT Smelting converted to a tolling arrangement. Under the arrangement, PT-FI pays PT Smelting a tolling fee to smelt and refine its concentrate and will retain title to all products for sale to third parties (i.e., there are no further sales from PT-FI to PT Smelting).

CAPITAL RESOURCES AND LIQUIDITY

Our consolidated operating cash flows vary with sales volumes; prices realized from copper, gold and molybdenum sales; production costs; income taxes; other working capital changes; and other factors. See “Consolidated Results” and Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2022, for further discussion of our energy requirements and related costs.

We believe the actions we have taken in recent years to build a solid balance sheet, successfully expand low-cost operations and maintain flexible organic growth options while maintaining sufficient liquidity, will allow us to continue to execute our business plans in a prudent manner during periods of economic uncertainty while preserving substantial future asset values. We closely monitor market conditions and will adjust our operating plans to protect liquidity and preserve our asset values, if necessary. We expect to maintain a solid balance sheet and strong liquidity position as we focus on building long-term value in our business, executing our operating plans safely, responsibly and efficiently, and prudently managing costs and capital expenditures.

Based on current sales volume, cost and metal price estimates discussed in “Outlook”, our available cash and cash equivalents plus our projected consolidated operating cash flows of $7.2 billion for the year 2023 exceed our expected consolidated capital expenditures of $5.2 billion (which includes $1.8 billion for the Indonesia smelter projects that are being funded with proceeds from PT-FI’s senior notes and its available credit facility).

We have cash on hand and the financial flexibility to fund capital expenditures and our other cash requirements for the year, including noncontrolling interest distributions, income tax payments, debt repayments, current common stock dividends (base and variable) and any share repurchases. At December 31, 2022, we had $8.1 billion of consolidated cash and cash equivalents (which includes $1.8 billion of cash for Indonesia smelter projects). In October 2022, we entered into a $3.0 billion, five-year, fully available unsecured revolving credit facility that replaced our prior revolving credit facility and PT-FI and Cerro Verde have $1.3 billion and $350 million, respectively, of availability under their revolving credit facilities. Refer to “Outlook” for further discussion of projected operating cash flows and capital expenditures for 2023 and to “Debt” below and Note 8 for further discussion.

Financial Policy. Our financial policy is aligned with our strategic objectives of maintaining a solid balance sheet and increasing cash returns to shareholders while advancing opportunities for future growth. The policy includes a base dividend and a performance-based payout framework, whereby up to 50% of available cash flows generated after planned capital spending and distributions to noncontrolling interest would be allocated to shareholder returns and the balance to debt reduction and investments in value enhancing growth projects, subject to us maintaining our net debt at a level not to exceed the net debt target of $3.0 billion to $4.0 billion (excluding project net debt for additional smelting capacity in Indonesia). The Board will review the structure of the performance-based payout framework at least annually.

At December 31, 2022, our net debt, excluding net debt for the Indonesia smelter projects, totaled $1.3 billion. Refer to "Net Debt" for further discussion.

In December 2022, our Board declared cash dividends totaling $0.15 per share on our common stock (including a $0.075 per share quarterly base cash dividend and a $0.075 per share quarterly variable, performance-based cash dividend), which was paid on February 1, 2023, to shareholders of record as of January 13, 2023. Based on current market conditions, the base and variable dividends on our common stock are anticipated to total $0.60 per share for 2023 (including the dividends paid on February 1, 2023), comprised of a $0.30 per share base dividend and $0.30 per share variable dividend. The declaration and payment of dividends (base or variable) is at the discretion of our

Board and will depend on our financial results, cash requirements, global economic conditions and other factors deemed relevant by our Board.

Refer to Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2022, and “Cautionary Statement” below for further discussion.

Cash
Following is a summary of the U.S. and international components of consolidated cash and cash equivalents available to the parent company, net of noncontrolling interests’ share, taxes and other costs at December 31, 2022 (in billions):

Cash at domestic companies	$4.9
Cash at international operations	3.2
Total consolidated cash and cash equivalents	8.1
Cash for Indonesia smelter projects	(1.8)	[a]
Noncontrolling interests’ share	(0.4)
Cash, net of noncontrolling interests’ share	5.9
Withholding taxes	(0.1)
Net cash available	$5.8
a.Estimated remaining net proceeds from PT-FI’s April 2022 senior notes offering.

Cash held at our international operations is generally used to support our foreign operations’ capital expenditures, operating expenses, debt repayments, working capital or other cash needs. Management believes that sufficient liquidity is available in the U.S. from cash balances and availability from our revolving credit facility. We have not elected to permanently reinvest earnings from our foreign subsidiaries, and we have recorded deferred tax liabilities for foreign earnings that are available to be repatriated to the U.S. From time to time, our foreign subsidiaries distribute earnings to the U.S. through dividends that are subject to applicable withholding taxes and noncontrolling interests’ share. See Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2022, for further discussion of our holding company structure and the potential impact of changes in tax laws.

Debt
At December 31, 2022, consolidated debt totaled $10.6 billion (including $1.0 billion of 3.875% Senior Notes maturing in March 2023, which we expect to pay using cash on hand), with a related weighted-average interest rate of 5.0%. Substantially all of our outstanding debt is fixed rate. We had no borrowings and $8 million in letters of credit issued under our $3.0 billion revolving credit facility. Additionally, no amounts were drawn under PT-FI’s $1.3 billion revolving credit facility or Cerro Verde’s $350 million revolving credit facility.

Refer to Note 8 for further discussion of the above items and for information regarding our debt arrangements.

Operating Activities
We generated consolidated operating cash flows of $5.1 billion in 2022 (net of $1.5 billion from working capital and other uses) and $7.7 billion in 2021 (including $0.8 billion from working capital and other sources).

Lower operating cash flows for 2022, compared with 2021, primarily reflect the timing of tax payments at our international operations and lower copper prices, partly offset by higher copper and gold sales volumes, and other working capital changes.

Investing Activities
Capital Expenditures. Capital expenditures, including capitalized interest, totaled $3.5 billion for the year 2022, including $1.7 billion for major mining projects primarily associated with the underground development activities in the Grasberg minerals district and $0.8 billion for the Indonesia smelter projects.

Capital expenditures, including capitalized interest, totaled $2.1 billion for the year 2021, including $1.25 billion for major projects primarily associated with underground development activities in the Grasberg minerals district.

A large portion of the capital expenditures relate to projects that are expected to add significant production and cash flow in future periods, enabling us to continue to generate operating cash flows exceeding capital expenditures in future years. Refer to “Outlook” for further discussion of projected capital expenditures for 2023.

Proceed from Sales of Assets. In September 2021, we completed the sale of our remaining Freeport Cobalt assets to Jervois Global Limited (Jervois) for $208 million, including net cash proceeds of $150 million and shares of Jervois. In May 2022, we sold all our shares in Jervois for proceeds of $60 million. Refer to Note 2 for further discussion.

Loans to PT Smelting for Expansion. PT-FI made loans to PT Smelting totaling $65 million in 2022 and $36 million in 2021 to fund PT Smelting’s expansion project. Refer to Note 3 and “Operations - Indonesia Mining” for further discussion.

Acquisition of Minority Interest in PT Smelting. On April 30, 2021, PT-FI acquired 14.5% of the outstanding common stock of PT Smelting for $33 million, increasing its ownership interest from 25.0% to 39.5%. Refer to Note 2 for further discussion.

Financing Activities
Debt Transactions. Net borrowings of debt totaled $1.2 billion in 2022 and net repayments of debt totaled $0.3 billion in 2021. Net borrowings for 2022 included PT-FI’s $3.0 billion senior notes offering that was completed in April 2022, partly offset by the purchases of our senior notes in open market transactions ($1.0 billion), and the repayment of borrowings under PT-FI’s term loan ($0.6 billion) and Cerro Verde’s term loan ($0.3 billion).
Net repayments of debt totaled $0.3 billion in 2021, primarily reflecting the redemption of $0.5 billion of senior notes and repayments of $0.2 billion under Cerro Verde’s term loan, partly offset by borrowings under the PT-FI term loan ($0.4 billion).

Refer to Note 8 for further discussion.

Cash Dividends on Common Stock. We paid cash dividends on our common stock totaling $0.9 billion in 2022 and $0.3 billion in 2021. The increase in cash dividends in 2022 relates to the quarterly variable, performance-based cash dividend paid on our common stock. The declaration and payment of dividends (base or variable) is at the discretion of our Board and will depend on our financial results, cash requirements, global economic conditions and other factors deemed relevant by our Board. Refer to Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2022, “Cautionary Statement” below.

Cash Dividends and Distributions Paid to Noncontrolling Interests. Cash dividends and distributions paid to noncontrolling interests at our international operations totaled $0.8 billion in 2022 and $0.6 billion in 2021. Based on the current sales volume, cost estimates and assumed average prices in 2023 discussed in “Outlook,” and the change in FCX’s economic interest in PT-FI (refer to Note 3), we currently expect cash dividends and distributions paid to noncontrolling interests to exceed $1.8 billion in 2023. Cash dividends and distributions to noncontrolling interests vary based on the operating results and cash requirements of our consolidated subsidiaries.

Treasury Stock Purchases. In July 2022, the Board authorized an increase in the share repurchase program up to $5.0 billion. We have acquired 47.86 million shares of our common stock for a total cost of $1.8 billion ($38.35 average cost per share), including 35.12 million shares for a total cost of $1.3 billion ($38.36 cost per share) during 2022 and 12.74 million shares for a total cost of $0.5 billion ($38.32 cost per share) in 2021.

As of February 15, 2023, $3.2 billion remains available under the share repurchase program. The timing and amount of share repurchases is at the discretion of management and will depend on a variety of factors. The share repurchase program may be modified, increased, suspended or terminated at any time at the Board’s discretion. Refer to Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2022, “Cautionary Statement” below and discussion of our financial policy above.

Contributions from Noncontrolling Interests. We received equity contributions totaling $0.2 billion in both 2022 and 2021 from PT Indonesia Asahan Aluminum (Persero) (PT Inalum, also known as MIND ID) for its share of capital spending on the underground mine development projects in the Grasberg minerals district. Beginning on January 1, 2023, capital spending at PT-FI is being shared in accordance with the shareholders’ ownership interests.

Stock-based awards. Proceeds from exercised stock options totaled $125 million in 2022 and $210 million in 2021, and payments for related employee taxes totaled $55 million in 2022 and $29 million in 2021. See Note 10 for a discussion of stock-based awards.

CONTINGENCIES

Refer to Note 12 and “Critical Accounting Estimates,” and Items 1. and 2. “Business and Properties” and Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2022, for further information about contingencies associated with environmental matters and AROs.

Environmental
The cost of complying with environmental laws is a fundamental and substantial cost of our business. At December 31, 2022, we had $1.7 billion recorded in our consolidated balance sheet for environmental obligations attributed to CERCLA or analogous state programs and for estimated future costs associated with environmental obligations that are considered probable based on specific facts and circumstances.

We incurred environmental capital expenditures and other environmental costs (including our joint venture partners’ shares) to comply with applicable environmental laws and regulations that affect our operations totaling $0.4 billion in 2022 and $0.3 billion in 2021. For 2023, we expect to incur approximately $0.6 billion of aggregate environmental capital expenditures and other environmental costs. The timing and amount of estimated payments could change as a result of changes in regulatory requirements, changes in scope and timing of remediation, the settlement of environmental matters and the rate at which actual spending occurs on continuing matters.

Asset Retirement Obligations
We recognize AROs as liabilities when incurred, with the initial measurement at fair value. These obligations, which are initially estimated based on discounted cash flow estimates, are accreted to full value over time through charges to cost of sales. Mine reclamation costs for disturbances are recorded as an ARO and as a related asset retirement cost (included in property, plant, equipment and mine development costs) in the period of disturbance. For non-operating properties without mineral reserves, changes to the ARO are recorded in earnings. Our cost estimates are reflected on a third-party cost basis and comply with our legal obligation to retire tangible, long-lived assets. At December 31, 2022, we had $3.0 billion recorded in our consolidated balance sheet for AROs, including $0.3 billion related to our oil and gas properties. Spending on AROs totaled $0.2 billion in 2022 and 2021 (including $0.1 billion in 2022 and 2021 for our oil and gas operations). For 2023, we expect to incur approximately $0.2 billion in aggregate ARO expenditures (including $0.1 billion for our oil and gas operations).

PT-FI recorded ARO adjustments of $131 million in 2022 and $397 million in 2021, of which $116 million and $340 million, respectively, were charged to production and delivery costs as they relate to the depleted Grasberg open pit. Our Morenci and Bagdad mines recorded ARO adjustments in 2022 totaling $118 million and $65 million, respectively, associated with their updated closure strategies and plans for stockpiles and tailings impoundments that were submitted to the Arizona Department of Environmental Quality for approval.

Litigation and Other Contingencies
Refer to Note 12, and Item 1A. “Risk Factors” and Item 3. “Legal Proceedings” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2022, for further discussion of contingencies associated with legal proceedings and other matters.

DISCLOSURES ABOUT MARKET RISKS

Commodity Price Risk
Our 2022 consolidated revenues from our mining operations include the sale of copper concentrate, copper cathode, copper rod, gold, molybdenum and other metals by our North America and South America mines, the sale of copper concentrate (which also contains significant quantities of gold and silver) by our Indonesia mining operations, the sale of molybdenum in various forms by our molybdenum operations, and the sale of copper cathode, copper anode and gold in anode and slimes by Atlantic Copper. Our financial results will vary with fluctuations in the market prices of the commodities we produce, primarily copper and gold, and to a lesser extent molybdenum. For projected sensitivities of our operating cash flow to changes in commodity prices, refer to “Outlook.” World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. Refer to Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2022, for further discussion of financial risks associated with fluctuations in the market prices of the commodities we sell.

During 2022, our mined copper was sold 61% in concentrate, 18% as cathode and 21% as rod from North America operations. Substantially all of our copper concentrate and cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) based primarily on quoted LME monthly average copper settlement prices. We receive market prices based on prices in the specified future period, which results in price fluctuations recorded through revenues until the date of settlement. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on our provisionally priced concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until final pricing on the date of settlement. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs.

Following are the favorable impacts of net adjustments to the prior years’ provisionally priced copper sales for the years ended December 31 (in millions, except per share amounts):

	2022	2021
Revenues	$60	$169
Net income attributable to common stock	$25	$65
Net income per share attributable to common stock	$0.02	$0.04

At December 31, 2022, we had provisionally priced copper sales at our copper mining operations totaling 535 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average price of $3.80 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the December 31, 2022, provisional price recorded would have an approximate $40 million effect on 2023 revenues ($13 million to net income attributable to common stock). The LME copper settlement price closed at $4.12 per pound on January 31, 2023.

Foreign Currency Exchange Risk
The functional currency for most of our operations is the U.S. dollar. Substantially all of our revenues and a significant portion of our costs are denominated in U.S. dollars; however, some costs and certain asset and liability accounts are denominated in local currencies, including the Indonesia rupiah, Peruvian sol, Chilean peso and euro. We recognized foreign currency translation gains on balances denominated in foreign currencies totaling $9 million in 2022 and $66 million in 2021. Generally, our operating results are positively affected when the U.S. dollar strengthens in relation to those foreign currencies and are adversely affected when the U.S. dollar weakens in relation to those foreign currencies.

Following is a summary of estimated annual payments and the impact of changes in foreign currency rates on our annual operating costs:

	Exchange Rate per $1 at December 31,		Estimated Annual Payments		10% Change in Exchange Rate (in millions of U.S. dollars)[a]
	2022	2021	(in local currency)	(in millions of U.S. dollars)[b]	Increase	Decrease
Indonesia
Rupiah	15,652	14,198	13.0 trillion	$831	$(76)	$92
Australian dollar	1.47	1.37	277 million	$188	$(17)	$21
South America
Peruvian sol	3.82	4.00	3.1 billion	$809	$(74)	$90
Chilean peso	856	845	201 billion	$235	$(21)	$26
Atlantic Copper
Euro	0.94	0.88	179 million	$191	$(17)	$21
a.Reflects the estimated impact on annual operating costs assuming a 10% increase or decrease in the exchange rate reported at December 31, 2022.
b.Based on exchange rates at December 31, 2022.

Interest Rate Risk
At December 31, 2022, we had total debt maturities based on principal amounts of $10.7 billion, substantially all of which was fixed-rate debt. The table below presents average interest rates for our scheduled maturities of principal for our outstanding debt and the related fair values at December 31, 2022 (in millions, except percentages):

	2023	2024	2025	2026	2027	Thereafter	Fair Value
Fixed-rate debt	$1,000	$731	$4	$4	$1,338	$7,581	$10,060
Average interest rate	3.9%	4.5%	—%	—%	5.0%	5.2%	5.0%

Variable-rate debt	$37	$—	$—	$—	$—	$—	$37
Average interest rate	3.3%	—%	—%	—%	—%	—%	3.3%

NEW ACCOUNTING STANDARDS

We did not adopt any new accounting standards in 2022 that had a material impact on our consolidated financial statements.

NET DEBT

Net debt, which we define as consolidated debt less consolidated cash and cash equivalents, is intended to provide investors with information related to the performance-based payout framework in our financial policy, which requires achievement of a net debt target in the range of $3 billion to $4 billion (excluding project debt for additional smelting capacity in Indonesia). This information differs from consolidated debt determined in accordance with U.S. GAAP and should not be considered in isolation or as a substitute for consolidated debt determined in accordance with U.S. GAAP. Our net debt, which may not be comparable to similarly titled measures reported by other companies, follows (in billions):

	As of December 31, 2022	As of December 31, 2021
Current portion of debt	$1.0	$0.4
Long-term debt, less current portion	9.6	9.1
Consolidated debt	10.6	9.5
Less: consolidated cash and cash equivalents	8.1	8.1
Net debt	2.5	1.4
Less: net debt for Indonesia smelter projects[a]	1.2	0.2
FCX net debt, excluding Indonesia smelter projects	$1.3	1.2
a.Includes consolidated debt of $3.0 billion and consolidated cash and cash equivalents of $1.8 billion as of December 31, 2022, and consolidated debt of $0.4 billion and consolidated cash and cash equivalents of $0.2 billion as of December 31, 2021.

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

We show revenue adjustments for prior period open sales as separate line items. Because these adjustments do not result from current period sales, these amounts have been reflected separately from revenues on current period sales. Noncash and other costs, which are removed from site production and delivery costs in the calculation of unit net cash costs, consist of items such as stock-based compensation costs, long-lived asset impairments, idle facility costs, feasibility and optimization study costs, restructuring and/or unusual charges. As discussed above, gold, molybdenum and other metal revenues at copper mines are reflected as credits against site production and delivery costs in the by-product method. The following schedules are presentations under both the by-product and co-product methods together with reconciliations to amounts reported in our consolidated financial statements.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Year Ended December 31, 2022
(In millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$6,007		$6,007	$512	$127	$6,646
Site production and delivery, before net noncash and other costs shown below	3,799		3,478	383	96	3,957
By-product credits	(481)		—	—	—	—
Treatment charges	149		144	—	5	149
Net cash costs	3,467		3,622	383	101	4,106
DD&A	409		377	26	6	409
Metals inventory adjustments	16		14	2	—	16
Noncash and other costs, net	167	[c]	152	12	3	167
Total costs	4,059		4,165	423	110	4,698
Other revenue adjustments, primarily for pricing on prior period open sales	(13)		(13)	—	—	(13)
Gross profit	$1,935		$1,829	$89	$17	$1,935

Copper sales (millions of recoverable pounds)	1,472		1,472
Molybdenum sales (millions of recoverable pounds)[a]				29

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$4.08		$4.08	$17.87
Site production and delivery, before net noncash and other costs shown below	2.58		2.36	13.35
By-product credits	(0.33)		—	—
Treatment charges	0.10		0.10	—
Unit net cash costs	2.35		2.46	13.35
DD&A	0.28		0.26	0.90
Metals inventory adjustments	0.01		0.01	0.05
Noncash and other costs, net	0.12	[c]	0.10	0.47
Total unit costs	2.76		2.83	14.77
Other revenue adjustments, primarily for pricing on prior period open sales	(0.01)		(0.01)	—
Gross profit per pound	$1.31		$1.24	$3.10

Reconciliation to Amounts Reported
					Metals
			Production		Inventory
	Revenues		and Delivery	DD&A	Adjustments
Totals presented above	$6,646		$3,957	$409	$16
Treatment charges	(22)		127	—	—
Noncash and other costs, net	—		167	—	—
Other revenue adjustments, primarily for pricing on prior period open sales	(13)		—	—	—
Eliminations and other	99		110	1	—
North America copper mines	6,710		4,361	410	16
Other mining[d]	22,464		14,886	1,539	13
Corporate, other & eliminations	(6,394)		(6,206)	70	—
As reported in our consolidated financial statements	$22,780		$13,041	$2,019	$29
a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold and silver product revenues and production costs.
c.Includes charges totaling $86 million ($0.06 per pound of copper) for feasibility and optimization studies.
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
c.Includes charges totaling $32 million ($0.02 per pound of copper) for feasibility and optimization studies. Also, includes credits totaling $27 million ($0.02 per pound of copper) associated with refunds of Arizona transaction privilege taxes related to purchased electricity.
d.Represents the combined total for our other mining operations as presented in Note 16.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Year Ended December 31, 2022
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other[a]	Total
Revenues, excluding adjustments	$4,413	$4,413	$451	$4,864
Site production and delivery, before net noncash and other costs shown below	2,929	2,705	281	2,986
By-product credits	(394)	—	—	—
Treatment charges	170	170	—	170
Royalty on metals	10	9	1	10
Net cash costs	2,715	2,884	282	3,166
DD&A	408	370	38	408
Metals inventory adjustments	13	12	1	13
Noncash and other costs, net	80	76	4	80
Total costs	3,216	3,342	325	3,667
Other revenue adjustments, primarily for pricing on prior period open sales	35	35	—	35
Gross profit	$1,232	$1,106	$126	$1,232

Copper sales (millions of recoverable pounds)	1,162	1,162

Gross profit per pound of copper:

Revenues, excluding adjustments	$3.80	$3.80
Site production and delivery, before net noncash and other costs shown below	2.52	2.33
By-product credits	(0.34)	—
Treatment charges	0.15	0.14
Royalty on metals	0.01	0.01
Unit net cash costs	2.34	2.48
DD&A	0.35	0.32
Metals inventory adjustments	0.01	0.01
Noncash and other costs, net	0.07	0.07
Total unit costs	2.77	2.88
Other revenue adjustments, primarily for pricing on prior period open sales	0.03	0.03
Gross profit per pound	$1.06	$0.95

Reconciliation to Amounts Reported
				Metals
		Production		Inventory
	Revenues	and Delivery	DD&A	Adjustments
Totals presented above	$4,864	$2,986	$408	$13
Treatment charges	(170)	—	—	—
Royalty on metals	(10)	—	—	—
Noncash and other costs, net	—	80	—	—
Other revenue adjustments, primarily for pricing on prior period open sales	35	—	—	—
Eliminations and other	(1)	(5)	—	—
South America mining	4,718	3,061	408	13
Other mining[b]	24,456	16,186	1,541	16
Corporate, other & eliminations	(6,394)	(6,206)	70	—
As reported in our consolidated financial statements	$22,780	$13,041	$2,019	$29
a.Includes silver sales of 4.4 million ounces ($20.82 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.
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
b.Includes nonrecurring charges totaling $92 million ($0.09 per pound of copper) associated with labor-related costs at Cerro Verde.
c.Includes credits totaling $26 million ($0.03 per pound) associated with favorable adjustments to prior-years’ profit sharing at Cerro Verde.
d.Represents the combined total for our other mining operations as presented in Note 16.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Year Ended December 31, 2022
(In millions)	By-Product		Co-Product Method
	Method		Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$6,018		$6,018	$3,237	$134	$9,389
Site production and delivery, before net noncash and other costs shown below	2,507		1,607	864	36	2,507
Gold and silver credits	(3,375)		—	—	—	—
Treatment charges	341		218	118	5	341
Export duties	307		197	106	4	307
Royalty on metals	357		230	124	3	357
Net cash costs	137		2,252	1,212	48	3,512
DD&A	1,025		657	353	15	1,025
Noncash and other costs, net	182	[b]	117	63	2	182
Total costs	1,344		3,026	1,628	65	4,719
Other revenue adjustments, primarily for pricing on prior period open sales	27		27	3	1	31
PT Smelting intercompany profit	14		9	5	—	14
Gross profit	$4,715		$3,028	$1,617	$70	$4,715

Copper sales (millions of recoverable pounds)	1,582		1,582
Gold sales (thousands of recoverable ounces)				1,811

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$3.80		$3.80	$1,787
Site production and delivery, before net noncash and other costs shown below	1.58		1.01	477
Gold and silver credits	(2.13)		—	—
Treatment charges	0.22		0.14	65
Export duties	0.19		0.12	58
Royalty on metals	0.23		0.15	69
Unit net cash costs	0.09		1.42	669
DD&A	0.65		0.42	195
Noncash and other costs, net	0.11	[b]	0.07	35
Total unit costs	0.85		1.91	899
Other revenue adjustments, primarily for pricing on prior period open sales	0.02		0.01	2
PT Smelting intercompany profit	0.01		0.01	3
Gross profit per pound/ounce	$2.98		$1.91	$893

Reconciliation to Amounts Reported

			Production
	Revenues		and Delivery	DD&A
Totals presented above	$9,389		$2,507	$1,025
Treatment charges	(341)		—	—
Export duties	(307)		—	—
Royalty on metals	(357)		—	—
Noncash and other costs, net	11		193	—
Other revenue adjustments, primarily for pricing on prior period open sales	31		—	—
PT Smelting intercompany profit	—		(14)	—
Eliminations and other	—		(2)	—
Indonesia mining	8,426		2,684	1,025
Other mining[c]	20,748		16,563	924
Corporate, other & eliminations	(6,394)		(6,206)	70
As reported in our consolidated financial statements	$22,780		$13,041	$2,019
a.Includes silver sales of 6.3 million ounces ($21.41 per ounce average realized price).
b.Includes charges totaling $116 million ($0.07 per pound of copper) associated with an ARO adjustment. Also, includes a net charge of $30 million ($0.02 per pound of copper) associated with a settlement of an administrative fine levied by the Indonesia government and a reserve for exposure associated with export duties in prior periods, partially offset by credits for adjustments to prior year treatment and refining charges and historical tax audits.
c.Represents the combined total for our other mining operations as presented in Note 16.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Year Ended December 31, 2021
(In millions)	By-Product		Co-Product Method
	Method		Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$5,715		$5,715	$2,423	$143	$8,281
Site production and delivery, before net noncash and other costs shown below	1,953		1,348	572	33	1,953
Gold and silver credits	(2,562)		—	—	—	—
Treatment charges	320		221	93	6	320
Export duties	218		150	64	4	218
Royalty on metals	319		223	90	6	319
Net cash costs	248		1,942	819	49	2,810
DD&A	1,049		724	307	18	1,049
Noncash and other costs, net	355	[b]	245	104	6	355
Total costs	1,652		2,911	1,230	73	4,214
Other revenue adjustments, primarily for pricing on prior period open sales	72		72	(4)	—	68
PT Smelting intercompany loss	(86)		(60)	(25)	(1)	(86)
Gross profit	$4,049		$2,816	$1,164	$69	$4,049

Copper sales (millions of recoverable pounds)	1,316		1,316
Gold sales (thousands of recoverable ounces)				1,349

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$4.34		$4.34	$1,796
Site production and delivery, before net noncash and other credits shown below	1.49		1.03	424
Gold and silver credits	(1.95)		—	—
Treatment charges	0.24		0.17	69
Export duties	0.17		0.11	47
Royalty on metals	0.24		0.17	67
Unit net cash costs	0.19		1.48	607
DD&A	0.80		0.55	228
Noncash and other costs, net	0.27	[b]	0.18	77
Total unit costs	1.26		2.21	912
Other revenue adjustments, primarily for pricing on prior period open sales	0.05		0.05	(3)
PT Smelting intercompany loss	(0.07)		(0.05)	(19)
Gross profit per pound/ounce	$3.06		$2.13	$862

Reconciliation to Amounts Reported

			Production
	Revenues		and Delivery	DD&A
Totals presented above	$8,281		$1,953	$1,049
Treatment charges	(320)		—	—
Export duties	(218)		—	—
Royalty on metals	(319)		—	—
Noncash and other costs, net	31		386	—
Other revenue adjustments, primarily for pricing on prior period open sales	68		—	—
PT Smelting intercompany loss	—		86	—
Indonesia mining	7,523		2,425	1,049
Other mining[c]	21,531		15,431	882
Corporate, other & eliminations	(6,209)		(5,840)	67
As reported in our consolidated financial statements	$22,845		$12,016	$1,998
a.Includes silver sales of 5.9 million ounces ($24.30 per ounce average realized price).
b.Includes charges totaling $340 million ($0.26 per pound of copper) associated with an ARO adjustment. Also includes credits of $31 million ($0.02 per pound of copper) associated with adjustments to prior-year treatment and refining charges and charges of $16 million ($0.01 per pound of copper) associated with an administrative fine levied by the Indonesia government.
c.Represents the combined total for our other mining operations as presented in Note 16.

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Years Ended December 31,
(In millions)	2022	2021
Revenues, excluding adjustments[a]	$593	$470
Site production and delivery, before net noncash and other costs shown below	347	243
Treatment charges and other	28	26
Net cash costs	375	269
DD&A	74	67
Metals inventory adjustments	—	1
Noncash and other costs, net	12	10
Total costs	461	347
Gross profit	$132	$123

Molybdenum sales (millions of recoverable pounds)[a]	33	30

Gross profit per pound of molybdenum:

Revenues, excluding adjustments[a]	$18.08	$15.52
Site production and delivery, before net noncash and other costs shown below	10.59	8.02
Treatment charges and other	0.84	0.85
Unit net cash costs	11.43	8.87
DD&A	2.27	2.22
Metals inventory adjustments	—	0.03
Noncash and other costs, net	0.37	0.33
Total unit costs	14.07	11.45
Gross profit per pound	$4.01	$4.07

Reconciliation to Amounts Reported
				Metals
		Production		Inventory
Year Ended December 31, 2022	Revenues	and Delivery	DD&A	Adjustments
Totals presented above	$593	$347	$74	$—
Treatment charges and other	(28)	—	—	—
Noncash and other costs, net	—	12	—	—
Molybdenum mines	565	359	74	—
Other mining[b]	28,609	18,888	1,875	29
Corporate, other & eliminations	(6,394)	(6,206)	70	—
As reported in our consolidated financial statements	$22,780	$13,041	$2,019	$29

Year Ended December 31, 2021
Totals presented above	$470	$243	$67	$1
Treatment charges and other	(26)	—	—	—
Noncash and other costs, net	—	10	—	—
Molybdenum mines	444	253	67	1
Other mining[b]	28,610	17,603	1,864	13
Corporate, other & eliminations	(6,209)	(5,840)	67	2
As reported in our consolidated financial statements	$22,845	$12,016	$1,998	$16

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

CAUTIONARY STATEMENT

Our discussion and analysis contains forward-looking statements in which we discuss our potential future performance. Forward-looking statements are all statements other than statements of historical facts, such as plans, projections, or expectations relating to business outlook, strategy, goals or targets; global market conditions; ore grades and milling rates; production and sales volumes; unit net cash costs and operating costs; capital expenditures; operating plans; cash flows; liquidity; PT-FI’s financing, construction and completion of additional domestic smelting capacity in Indonesia in accordance with the terms of its IUPK; extension of PT-FI’s IUPK beyond 2041; our commitment to deliver responsibly produced copper and molybdenum, including plans to implement, validate and maintain validation of our operating sites under specific frameworks; execution of our energy and climate strategies and the underlying assumptions and estimated impacts on our business related thereto; achievement of 2030 climate targets and 2050 net zero aspiration; improvements in operating procedures and technology innovations; exploration efforts and results; development and production activities, rates and costs; future organic growth opportunities; tax rates; export quotas and duties; the impact of copper, gold and molybdenum price changes; the impact of deferred intercompany profits on earnings; mineral reserve and mineral resource estimates; final resolution of settlements associated with ongoing legal proceedings; debt repurchases and the ongoing implementation of our financial policy and future returns to shareholders, including dividend payments (base or variable) and share repurchases. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” "targets,” “intends,” “likely,” “will,” “should,” “could,” “to be,” ”potential,” “assumptions,” “guidance,” “aspirations,” “future,” “commitments,” “pursues,” “initiatives,” “objectives,” “opportunities,” “strategy” and any similar expressions are intended to identify those assertions as forward-looking statements. The declaration and payment of dividends (base or variable), and timing and amount of any share repurchases is at the discretion of our Board and management, respectively, and is subject to a number of factors, including maintaining our net debt target, capital availability, our financial results, cash requirements, global economic conditions, changes in laws, contractual restrictions and other factors deemed relevant by our Board or management, as applicable. Our share repurchase program may be modified, increased, suspended or terminated at any time at the Board’s discretion.

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, supply of and demand for, and prices of the commodities we produce, primarily copper; price and availability of consumables and components we purchase as well as constraints on supply and logistics, and transportation services; changes in our cash requirements, financial position, financing or investment plans; changes in general market, economic, regulatory or industry conditions, including as a result of Russia’s invasion of Ukraine or potential global economic downturn or recession; reductions in liquidity and access to capital; changes in tax laws and regulations, including the impact of the Act; any major public health crisis; political and social risks, including the potential effects of violence in Indonesia, civil unrest in Peru, and relations with local communities and Indigenous Peoples; operational risks inherent in mining, with higher inherent risks in underground mining; mine sequencing; changes in mine plans or operational modifications, delays, deferrals or cancellations; production rates; timing of shipments; results of technical, economic or feasibility studies; potential inventory adjustments; potential impairment of long-lived mining assets; the Indonesia government’s extension of PT-FI’s copper concentrate export license after March 19, 2023; PT-FI’s ability to export and sell copper concentrate and anode slimes; satisfaction of requirements in accordance with PT-FI’s IUPK to extend mining rights from 2031 through 2041; the Indonesia government’s approval of a deferred schedule for completion of additional domestic smelting capacity in Indonesia; discussions relating to the extension of PT-FI’s IUPK beyond 2041; cybersecurity incidents; labor relations, including labor-related work stoppages and costs; the results of the PT-FI human health assessment to evaluate the potential impacts of tailings and mining waste, and compliance with applicable environmental, health and safety laws and regulations; weather- and climate-related risks; environmental risks, including availability of secure water supplies, and litigation results; our ability to comply with our responsible production commitments under specific frameworks and any changes to such frameworks and other factors described in more detail in Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2022.

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

Estimates of mineral reserves and mineral resources are subject to considerable uncertainty. Such estimates are, to a large extent, based on metal prices for the commodities we produce and interpretations of geologic data, which may not necessarily be indicative of future results or quantities ultimately recovered. Our annual report on Form 10-K for the year ended December 31, 2022, also includes forward-looking statements regarding mineral resources not included in proven and probable mineral reserves. A mineral resource, which includes measured, indicated and inferred mineral resources, is a concentration or occurrence of material of economic interest in or on the Earth’s crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. Such a deposit cannot qualify as recoverable proven and probable mineral reserves until legal and economic feasibility are confirmed based upon a comprehensive evaluation of development and operating costs, grades, recoveries and other material modifying factors. Accordingly, no assurance can be given that the estimated mineral resources will become proven and probable mineral reserves.

Our annual report on Form 10-K for the year ended December 31, 2022, also contains financial measures such as net debt and unit net cash costs per pound of copper and molybdenum, which are not recognized under U.S. GAAP. Refer to “Operations - Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions, and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements. Refer to “Net Debt” for reconciliations of consolidated debt and consolidated cash and cash equivalents to net debt.

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this annual report on Form 10-K. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on its assessment, management concluded that, as of December 31, 2022, our Company’s internal control over financial reporting is effective based on the COSO criteria.

Ernst & Young LLP, an independent registered public accounting firm, who audited the Company’s consolidated financial statements included in this Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

/s/ Richard C. Adkerson	/s/ Maree E. Robertson
Richard C. Adkerson	Maree E. Robertson
Chairman of the Board and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Freeport-McMoRan Inc.
Opinion on Internal Control over Financial Reporting

We have audited Freeport-McMoRan Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Freeport-McMoRan Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Freeport-McMoRan Inc. as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 15, 2023 expressed an unqualified opinion thereon.

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
February 15, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Freeport-McMoRan Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Freeport-McMoRan Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 15, 2023 expressed an unqualified opinion thereon.

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

Uncertain tax positions
Description of the Matter
As discussed in Note 12 to the consolidated financial statements, the Company operates in the United States and multiple international tax jurisdictions, and its income tax returns are subject to examination by tax authorities in those jurisdictions who may challenge any tax position on these returns. Uncertainty in a tax position may arise because tax laws are subject to interpretation. The Company uses significant judgment to (1) determine whether, based on the technical merits, a tax position is more likely than not to be sustained and (2) measure the amount of tax benefit that qualifies for recognition.

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

Our audit procedures included, among others, evaluating the Company’s accounting for these tax positions by using our knowledge of and experience with the application of respective tax laws by the relevant tax authorities, or our understanding of the contractual arrangements with the applicable government, if the position is governed by a contract. We analyzed the Company’s assumptions and data used to determine the tax assessments and tested the accuracy of the calculations. We involved our tax professionals located in the respective jurisdictions to assess the technical merits of the Company’s tax positions and to evaluate the application of relevant tax laws in the Company’s recognition determination. We assessed the Company’s correspondence with the relevant tax authorities and evaluated third-party tax or legal opinions obtained by the Company. We also evaluated the adequacy of the Company’s disclosures included in Notes 11 and 12 in relation to these tax matters.

Environmental obligations
Description of the Matter
As discussed in Note 12 to the consolidated financial statements, the Company is subject to national, state and local environmental laws and regulations governing the protection of the environment, including restoration and reclamation of environmental contamination. Liabilities for environmental contingencies are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. At December 31, 2022, the Company’s consolidated environmental obligations totaled $1.7 billion.

Auditing management’s accounting for environmental obligations was challenging because significant judgment was required by the Company to estimate the future costs to remediate the environmental matters. The significant judgment was primarily due to the inherent estimation uncertainty relating to the amount of future costs. Such uncertainties involve assumptions regarding the nature and extent of contamination at each site, the nature and extent of required cleanup efforts under existing environmental regulations, the duration and effectiveness of the chosen remedial strategy, and allocation of costs among other potentially responsible parties. Actual costs incurred in future periods could differ from amounts estimated.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s measurement of the environmental loss contingencies. For example, we tested controls over management’s review of the environmental loss contingency calculations and management’s assessment to evaluate key judgments and estimates affecting the environmental loss contingencies.

To test the Company’s measurement of the environmental loss contingencies, among other procedures, we inspected correspondence with regulatory agencies, obtained external legal counsel confirmation letters, and inspected environmental studies. Additionally, we assessed the appropriateness of the Company’s models and tested the significant assumptions discussed above along with the underlying data used by the Company in its analyses. We utilized our environmental professionals to search for new or contrary evidence related to the Company’s sites and to assist in evaluating the reasonableness of estimated future costs by comparing the estimated future costs to environmental permits, third party observable data such as vendor quotes, and to historical costs incurred for similar activities.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.
Phoenix, Arizona
February 15, 2023

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2022	2021	2020
	(In millions, except per share amounts)
Revenues	$22,780	$22,845	$14,198
Cost of sales:
Production and delivery	13,041	12,016	10,031
Depreciation, depletion and amortization	2,019	1,998	1,528
Metals inventory adjustments	29	16	96
Total cost of sales	15,089	14,030	11,655
Selling, general and administrative expenses	420	383	370
Mining exploration and research expenses	115	55	50
Environmental obligations and shutdown costs	121	91	159
Net gain on sales of assets	(2)	(80)	(473)
Total costs and expenses	15,743	14,479	11,761
Operating income	7,037	8,366	2,437
Interest expense, net	(560)	(602)	(598)
Net gain (loss) on early extinguishment of debt	31	—	(101)
Other income (expense), net	207	(105)	59
Income from continuing operations before income taxes and equity in affiliated companies’ net earnings	6,715	7,659	1,797
Provision for income taxes	(2,267)	(2,299)	(944)
Equity in affiliated companies’ net earnings	31	5	12
Net income	4,479	5,365	865
Net income attributable to noncontrolling interests	(1,011)	(1,059)	(266)
Net income attributable to common stockholders	$3,468	$4,306	$599

Net income per share attributable to common stockholders:
Basic	$2.40	$2.93	$0.41
Diluted	$2.39	$2.90	$0.41

Weighted-average common shares outstanding:
Basic	1,441	1,466	1,453
Diluted	1,451	1,482	1,461

Dividends declared per share of common stock	$0.60	$0.375	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2022	2021	2020
	(In millions)

Net income	$4,479	$5,365	$865

Other comprehensive income, net of taxes:
Defined benefit plans:
Actuarial gains arising during the period, net of taxes	62	179	46
Prior service costs arising during the period	(1)	—	—
Amortization or curtailment of unrecognized amounts included in net periodic benefit costs	8	18	45
Foreign exchange losses	(1)	(1)	(1)
Other comprehensive income	68	196	90

Total comprehensive income	4,547	5,561	955
Total comprehensive income attributable to noncontrolling interests	(1,011)	(1,060)	(263)
Total comprehensive income attributable to common stockholders	$3,536	$4,501	$692

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021	2020
	(In millions)
Cash flow from operating activities:
Net income	$4,479	$5,365	$865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,019	1,998	1,528
Metals inventory adjustments	29	16	96
Net gain on sales of assets	(2)	(80)	(473)
Stock-based compensation	95	98	99
Net charges for environmental and asset retirement obligations, including accretion	369	540	181
Payments for environmental and asset retirement obligations	(274)	(273)	(216)
Charge for talc-related litigation	—	—	130
Net charges for defined pension and postretirement plans	45	4	65
Pension plan contributions	(54)	(109)	(121)
Net (gain) loss on early extinguishment of debt	(31)	—	101
Deferred income taxes	36	(171)	181
Payments for Cerro Verde royalty dispute	—	(421)	(139)
Other, net	(44)	(7)	55
Changes in working capital and other:
Accounts receivable	56	(472)	132
Inventories	(573)	(618)	42
Other current assets	(12)	(101)	(27)
Accounts payable and accrued liabilities	—	495	115
Accrued income taxes and timing of other tax payments	(999)	1,451	403
Net cash provided by operating activities	5,139	7,715	3,017
Cash flow from investing activities:
Capital expenditures:
North America copper mines	(597)	(342)	(428)
South America	(304)	(162)	(183)
Indonesia mining	(1,575)	(1,296)	(1,161)
Indonesia smelter development	(806)	(222)	(105)
Molybdenum mines	(33)	(6)	(19)
Other	(154)	(87)	(65)
Proceeds from sales of assets	108	247	704
Loans to PT Smelting for expansion	(65)	(36)	—
Acquisition of minority interest in PT Smelting	—	(33)	—
Other, net	(14)	(27)	(7)
Net cash used in investing activities	(3,440)	(1,964)	(1,264)
Cash flow from financing activities:
Proceeds from debt	5,735	1,201	3,531
Repayments of debt	(4,515)	(1,461)	(3,724)
Cash dividends and distributions paid:
Common stock	(866)	(331)	(73)
Noncontrolling interests	(840)	(583)	—
Treasury stock purchases	(1,347)	(488)	—
Contributions from noncontrolling interests	189	182	156
Proceeds from exercised stock options	125	210	51
Payments for withholding of employee taxes related to stock-based awards	(55)	(29)	(17)
Debt financing costs and other, net	(49)	(41)	(52)
Net cash used in financing activities	(1,623)	(1,340)	(128)

Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	76	4,411	1,625
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of year	8,314	3,903	2,278
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of year	$8,390	$8,314	$3,903
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$8,146	$8,068
Trade accounts receivable	1,336	1,168
Income and other tax receivables	459	574
Inventories:
Materials and supplies, net	1,964	1,669
Mill and leach stockpiles	1,383	1,170
Product	1,833	1,658
Other current assets	492	523
Total current assets	15,613	14,830
Property, plant, equipment and mine development costs, net	32,627	30,345
Long-term mill and leach stockpiles	1,252	1,387
Other assets	1,601	1,460
Total assets	$51,093	$48,022

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,027	$3,495
Current portion of debt	1,037	372
Accrued income taxes	744	1,541
Current portion of environmental and asset retirement obligations	320	264
Dividends payable	217	220
Total current liabilities	6,345	5,892
Long-term debt, less current portion	9,583	9,078
Environmental and asset retirement obligations, less current portion	4,463	4,116
Deferred income taxes	4,269	4,234
Other liabilities	1,562	1,683
Total liabilities	26,222	25,003

Equity:
Stockholders’ equity:
Common stock, par value $0.10, 1,613 shares and 1,603 shares issued, respectively	161	160
Capital in excess of par value	25,322	25,875
Accumulated deficit	(3,907)	(7,375)
Accumulated other comprehensive loss	(320)	(388)
Common stock held in treasury - 183 shares and 146 shares, respectively, at cost	(5,701)	(4,292)
Total stockholders’ equity	15,555	13,980
Noncontrolling interests	9,316	9,039
Total equity	24,871	23,019
Total liabilities and equity	$51,093	$48,022
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF EQUITY

	Stockholders’ Equity
	Common Stock			Accumulated Deficit	Accumu- lated Other Compre-hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity
	(In millions)
Balance at January 1, 2020	1,582	$158	$25,830	$(12,280)	$(676)	131	$(3,734)	$9,298	$8,150	$17,448
Exercised and issued stock-based awards	8	1	57	—	—	—	—	58	—	58
Stock-based compensation, including the tender of shares	—	—	74	—	—	1	(24)	50	—	50
Changes in noncontrolling interests	—	—	—	—	—	—	—	—	1	1
Contributions from noncontrolling interests	—	—	76	—	—	—	—	76	80	156
Net income attributable to common stockholders	—	—	—	599	—	—	—	599	—	599
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	266	266
Other comprehensive income (loss)	—	—	—	—	93	—	—	93	(3)	90
Balance at December 31, 2020	1,590	159	26,037	(11,681)	(583)	132	(3,758)	10,174	8,494	18,668
Exercised and issued stock-based awards	13	1	225	—	—	—	—	226	—	226
Stock-based compensation, including the tender of shares	—	—	75	—	—	1	(46)	29	(5)	24
Treasury stock purchases	—	—	—	—	—	13	(488)	(488)	—	(488)
Dividends	—	—	(551)	—	—	—	—	(551)	(603)	(1,154)
Contributions from noncontrolling interests	—	—	89	—	—	—	—	89	93	182
Net income attributable to common stockholders	—	—	—	4,306	—	—	—	4,306	—	4,306
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	1,059	1,059
Other comprehensive income	—	—	—	—	195	—	—	195	1	196
Balance at December 31, 2021	1,603	160	25,875	(7,375)	(388)	146	(4,292)	13,980	9,039	23,019
Exercised and issued stock-based awards	10	1	131	—	—	—	—	132	—	132
Stock-based compensation, including the tender of shares	—	—	88	—	—	2	(62)	26	(11)	15
Treasury stock purchases	—	—	—	—	—	35	(1,347)	(1,347)	—	(1,347)
Dividends	—	—	(864)	—	—	—	—	(864)	(820)	(1,684)
Contributions from noncontrolling interests	—	—	92	—	—	—	—	92	97	189
Net income attributable to common stockholders	—	—	—	3,468	—	—	—	3,468	—	3,468
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	1,011	1,011
Other comprehensive income	—	—	—	—	68	—	—	68	—	68
Balance at December 31, 2022	1,613	$161	$25,322	$(3,907)	$(320)	183	$(5,701)	$15,555	$9,316	$24,871
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation.  The consolidated financial statements of Freeport-McMoRan Inc. (FCX) include the accounts of those subsidiaries where it directly or indirectly has more than 50% of the voting rights and/or has control over the subsidiary. As of December 31, 2022, the most significant entities that FCX consolidates include its 48.76%-owned subsidiary PT Freeport Indonesia (PT-FI), and the following wholly owned subsidiaries: Freeport Minerals Corporation (FMC) and Atlantic Copper, S.L.U. (Atlantic Copper). Refer to Note 3 for further discussion, including FCX’s conclusion to consolidate PT-FI.

FMC’s unincorporated joint venture at Morenci is reflected using the proportionate consolidation method (refer to Note 3 for further discussion). Investments in unconsolidated companies over which FCX has the ability to exercise significant influence, but does not control, are accounted for under the equity method and include PT-FI’s investment in PT Smelting (refer to Note 3 for further discussion). Investments in unconsolidated companies owned less than 20%, and for which FCX does not exercise significant influence, are recorded at (i) fair value for those that have a readily determinable fair value or (ii) cost, less any impairment, for those that do not have a readily determinable fair value. All significant intercompany transactions have been eliminated. Dollar amounts in tables are stated in millions, except per share amounts.

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

Functional Currency. The functional currency for the majority of FCX’s foreign operations is the U.S. dollar. For foreign subsidiaries whose functional currency is the U.S. dollar, monetary assets and liabilities denominated in the local currency are translated at current exchange rates, and non-monetary assets and liabilities, such as inventories, property, plant, equipment and mine development costs, are translated at historical exchange rates. Gains and losses resulting from translation of such account balances are included in other income (expense), net, as are gains and losses from foreign currency transactions. Foreign currency gains totaled $9 million in 2022, $66 million in 2021 and $34 million in 2020.

Cash Equivalents.  Highly liquid investments purchased with maturities of three months or less are considered cash equivalents.

Restricted Cash and Cash Equivalents. FCX’s restricted cash and cash equivalents are primarily related to PT-FI’s commitment for the development of a greenfield smelter in Indonesia; and guarantees and commitments for certain mine closure and reclamation obligations. Restricted cash and cash equivalents are classified as a current or long-term asset based on the timing and nature of when or how the cash is expected to be used or when the restrictions are expected to lapse. Restricted cash and cash equivalents are comprised of bank deposits and money market funds.

Inventories.  Inventories include materials and supplies, mill and leach stockpiles, and product inventories. Inventories are stated at the lower of weighted-average cost or net realizable value (NRV).

Mill and Leach Stockpiles. Mill and leach stockpiles are work-in-process inventories for FCX’s mining operations. Mill and leach stockpiles contain ore that has been extracted from an ore body and is available for metal recovery. Mill stockpiles contain sulfide ores, and recovery of metal is through milling, concentrating and smelting and refining or, alternatively, by concentrate leaching. Leach stockpiles contain oxide ores and certain secondary sulfide ores and recovery of metal is through exposure to acidic solutions that dissolve contained copper and deliver it in solution to extraction processing facilities (i.e., solution extraction and electrowinning (SX/EW)). The recorded cost of mill and leach stockpiles includes mining and haulage costs incurred to deliver ore to stockpiles, depreciation, depletion, amortization and site overhead costs. Material is removed from the stockpiles at a weighted-average cost per pound. Each mine site maintains one work-in-progress balance on a weighted-average cost basis for each process (i.e., leach, mill or concentrate leach) regardless of the number of stockpile systems at that site.

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

Expected copper recoveries for leach stockpiles are determined using small-scale laboratory tests, small- to large-scale column testing (which simulates the production process), historical trends and other factors, including mineralogy of the ore and rock type. Total copper recovery in leach stockpiles can vary significantly from a low percentage to more than 90% depending on several variables, including processing methodology, processing variables, mineralogy and particle size of the rock. For newly placed material on active stockpiles, as much as 80% of the total copper recovery may occur during the first year, and the remaining copper may be recovered over many years.

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

Included in property, plant, equipment and mine development costs is value beyond proven and probable mineral reserves (VBPP), primarily resulting from FCX’s acquisition of FMC. The concept of VBPP may be interpreted differently by different mining companies. FCX’s VBPP is attributable to (i) measured and indicated mineral resources, that FCX believes could be brought into production with the establishment or modification of required permits and should market conditions and technical assessments warrant, (ii) inferred mineral resources and (iii) exploration potential.

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

Revenue Recognition.  FCX recognizes revenue for its products upon transfer of control in an amount that reflects the consideration it expects to receive in exchange for those products. Transfer of control is in accordance with the terms of customer contracts, which is generally upon shipment or delivery of the product. While payment terms vary by contract, terms generally include payment to be made within 30 days, but not longer than 60 days. Certain of FCX’s concentrate and cathode sales contracts also provide for provisional pricing, which is accounted for as an embedded derivative (refer to Note 14 for further discussion). For provisionally priced sales, 90% to 100% of the provisional invoice amount is collected upon shipment or within 20 days, and final balances are settled in a contractually specified future month (generally one to four months from the shipment date) based on quoted monthly average copper settlement prices on the London Metal Exchange (LME) or the Commodity Exchange Inc. (COMEX), and quoted monthly average London Bullion Market Association (London) PM gold prices.

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

The majority of FCX’s molybdenum sales are priced based on the average published Platts Metals Daily price, plus conversion premiums for products that undergo additional processing, such as ferromolybdenum and molybdenum chemical products, for the month prior to the month of shipment.

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

Earnings Per Share.  FCX calculates its basic net income per share of common stock under the two-class method and calculates its diluted net income per share of common stock using the more dilutive of the two-class method or the treasury-stock method. Basic net income per share of common stock was computed by dividing net income attributable to common stockholders (after deducting undistributed dividends and earnings allocated to participating securities) by the weighted-average shares of common stock outstanding during the year. Diluted net income per share of common stock was calculated by including the basic weighted-average shares of common stock outstanding adjusted for the effects of all potential dilutive shares of common stock, unless their effect would be antidilutive.

Reconciliations of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted net income per share for the years ended December 31 follow:

	2022	2021	2020
Net income	$4,479	$5,365	$865
Net income attributable to noncontrolling interests	(1,011)	(1,059)	(266)
Undistributed dividends and earnings allocated to participating securities	(7)	(7)	(3)
Net income attributable to common stockholders	$3,461	$4,299	$596

(shares in millions)
Basic weighted-average shares of common stock outstanding	1,441	1,466	1,453
Add shares issuable upon exercise or vesting of dilutive stock options and RSUs	10	16	8
Diluted weighted-average shares of common stock outstanding	1,451	1,482	1,461

Net income per share attributable to common stockholders:
Basic	$2.40	$2.93	$0.41
Diluted	$2.39	$2.90	$0.41

Outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the year are excluded from the computation of diluted net income per share of common stock. Excluded shares of common stock totaled 1 million shares in 2022, 5 million shares in 2021 and 31 million shares in 2020.

Global Intangible Low-Taxed Income (GILTI). FCX has elected to treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred.

Subsequent Events. Since February 11, 2023, PT-FI’s operations have been temporarily disrupted because of significant rainfall and landslides, which restricted access to infrastructure near its milling operations. Recovery activities are in progress to clear debris from the affected areas and PT-FI is in the process of gradually resuming operations. Operations are expected to be fully restored by the end of February 2023.

FCX evaluated events after December 31, 2022, and through the date the financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these financial statements.

NOTE 2. ACQUISITIONS AND DISPOSITIONS
Cobalt Business. In September 2021, FCX’s 56% owned subsidiary, Koboltti Chemicals Holdings Limited (KCHL), completed the sale of its remaining cobalt business based in Kokkola, Finland (Freeport Cobalt) to Jervois Global Limited (Jervois) for $208 million (before post-closing adjustments), consisting of cash consideration of $173 million and 7% of Jervois common stock (valued at $35 million at the time of closing). In 2022, KCHL sold these shares for $60 million. At closing, Freeport Cobalt’s assets included cash of approximately $20 million and other net assets of $125 million. In 2021, FCX recorded a gain of $60 million ($34 million to net income attributable to common stock) associated with this transaction. In addition, KCHL has the right to receive contingent consideration through 2026 of up to $40 million based on the future performance of Freeport Cobalt. Any gain related to the contingent consideration will be recognized when received. Following this transaction, FCX no longer has cobalt operations.

PT Smelting. On April 30, 2021, PT-FI acquired 14.5% of the outstanding common stock of PT Smelting, a smelter and refinery in Gresik, Indonesia, for $33 million, increasing its ownership interest from 25.0% to 39.5%. The remaining outstanding shares of PT Smelting are owned by Mitsubishi Materials Corporation (MMC). PT-FI accounts for its investment in PT Smelting under the equity method (refer to Note 3 for further discussion).

Kisanfu Transaction. In December 2020, FCX completed the sale of its interests in the Kisanfu undeveloped copper and cobalt resource in the Democratic Republic of Congo to a wholly owned subsidiary of China Molybdenum Co., Ltd. (CMOC) for $550 million, with after-tax net cash proceeds totaling $415 million. FCX did not have any proven and probable mineral reserves associated with the Kisanfu project. FCX recorded a gain of $486 million in 2020 associated with this transaction.

Timok Transactions. In 2016, FCX sold an interest in the upper zone of the Timok exploration project in Serbia (the 2016 Transaction). In December 2019, FCX completed the sale of its interest in the lower zone of the Timok exploration project to an affiliate of the purchaser in the 2016 Transaction, which included the right to future contingent payments of up to $150 million. These future contingent payments will be based on the future sale of products (as defined in the agreement) from the Timok lower zone. For a period of 12 months after the third anniversary of the initial sale of products from the Timok lower zone, the purchaser can settle, or FCX can demand payment of, such deferred payment obligation, in each case, for a total of $60 million. As these deferred payments are contingent upon future production (the Timok lower zone project is still pre-operational) and would result in gain recognition, no amounts were recorded upon the closing of the transaction. Subsequent recognition will be based on the gain contingency model, in which the consideration would be recorded in the period in which all contingencies are resolved and the gain is realized. This is expected to be when FCX (i) is provided periodic product sales information by the purchaser or (ii) gives notice to the purchaser or receives notice from the purchaser regarding the settlement of the deferred payments for $60 million.

In addition and in connection with the transaction in 2019, in lieu of payment upon achievement of defined development milestones provided for in the 2016 Transaction, the purchaser paid $107 million in three installments of $12 million in 2022, $50 million in 2021 and $45 million in 2020.

TF Holdings Limited - Discontinued Operations. In 2016, FCX completed the sale of its 70% interest in TF Holdings Limited to CMOC for $2.65 billion in cash (before closing adjustments) and contingent consideration of up to $120 million in cash. In 2020, FCX realized and collected contingent consideration of $60 million and no additional amount is realizable.

NOTE 3.  OWNERSHIP IN SUBSIDIARIES AND JOINT VENTURES
Ownership in Subsidiaries.  FMC produces copper and molybdenum from mines in North America and South America. At December 31, 2022, FMC’s operating mines in North America were Morenci, Bagdad, Safford (including Lone Star), Sierrita and Miami located in Arizona; Tyrone and Chino located in New Mexico; and Henderson and Climax located in Colorado. FMC has a 72% interest in Morenci (refer to “Joint Venture. Sumitomo and SMM Morenci, Inc.”) and owns 100% of the other North America mines. At December 31, 2022, operating mines in South America were Cerro Verde (53.56% owned) located in Peru and El Abra (51% owned) located in Chile. At December 31, 2022, FMC’s net assets totaled $19.0 billion and its accumulated deficit totaled $12.2 billion. FCX had $1 million in loans to FMC outstanding at December 31, 2022.

FCX owns 48.76% of PT-FI (refer to “PT-FI Divestment”). At December 31, 2022, PT-FI’s net assets totaled $13.0 billion and its retained earnings totaled $8.4 billion. FCX had no loans to PT-FI outstanding at December 31, 2022.

FCX owns 100% of the outstanding Atlantic Copper (FCX’s wholly owned smelting and refining unit in Spain) common stock. At December 31, 2022, Atlantic Copper’s net assets totaled $104 million and its accumulated deficit totaled $440 million. FCX had $456 million in loans to Atlantic Copper outstanding at December 31, 2022.

PT-FI Divestment. On December 21, 2018, FCX completed the transaction with the Indonesia government regarding PT-FI’s long-term mining rights and share ownership (the 2018 Transaction). Pursuant to the divestment agreement and related documents, PT Indonesia Asahan Aluminium (Persero) (PT Inalum, also known as MIND ID), an Indonesia state-owned enterprise, acquired all of Rio Tinto plc's (Rio Tinto) interests associated with its joint venture with PT-FI (the former Rio Tinto Joint Venture) and 100% of FCX's interests in PT Indonesia Papua Metal Dan Mineral (PTI - formerly known as PT Indocopper Investama).

In connection with the 2018 Transaction, PT-FI acquired all of the common stock of PT Rio Tinto Indonesia that held the former Rio Tinto Joint Venture interest. After the 2018 Transaction, MIND ID’s (26.24%) and PTI’s (25.00%) collective share ownership of PT-FI totals 51.24% and FCX's share ownership totals 48.76%. The arrangements provide for FCX and the other pre-transaction PT-FI shareholders (i.e., MIND ID) to retain the economics of the revenue and cost sharing arrangements under the former Rio Tinto Joint Venture. As a result, FCX’s economic interest in PT-FI approximated 81% through 2022 and is 48.76% thereafter (see further discussion below).

FCX, PT-FI, PTI and MIND ID entered into a shareholders agreement (the PT-FI Shareholders Agreement), which includes provisions related to the governance and management of PT-FI. FCX considered the terms of the PT-FI Shareholders Agreement and related governance structure, including whether MIND ID has substantive participating rights, and concluded that it has retained control and would continue to consolidate PT-FI in its financial statements following the 2018 Transaction. Among other terms, the governance arrangements under the PT-FI Shareholders Agreement transfers control over the management of PT-FI’s mining operations to an operating committee, which is controlled by FCX. Additionally, as discussed above, the existing PT-FI shareholders will retain the economics of the revenue and cost sharing arrangements under the former Rio Tinto Joint Venture, so that FCX’s economic interest in the project through 2041 will not be significantly affected by the 2018 Transaction. FCX believes its conclusion to continue to consolidate PT-FI in its financial statements is in accordance with the U.S. Securities and Exchange Commission (SEC) Regulation S-X, Rule 3A-02 (a), which provides for situations in which consolidation of an entity, notwithstanding the lack of majority ownership, is necessary to present fairly the financial position and results of operations of the registrant, because of the existence of a parent-subsidiary relationship by means other than record ownership of voting stock.

Attribution of PT-FI Net Income or Loss. FCX concluded that the attribution of PT-FI’s net income or loss from December 21, 2018 (the date of the divestment transaction), through December 31, 2022 (the Initial Period), should be based on the economics replacement agreement included in the PT-FI Shareholders Agreement, as previously discussed. The economics replacement agreement entitled FCX to approximately 81% of PT-FI dividends paid during the Initial Period, with the remaining 19% paid to the noncontrolling interests. PT-FI’s cumulative net income during the Initial Period totaled $6.0 billion, of which $4.9 billion was attributed to FCX. In addition, because PT-FI did not achieve the Gold Target (as defined in the PT-FI Shareholders Agreement) during the Initial Period, PT-FI’s net income and cash dividends associated with the sale of approximately 190,000 ounces of gold in 2023 will be attributed approximately 81% to FCX and 19% to MIND ID.

Beginning January 1, 2023, the attribution of PT-FI’s net income or loss will be based on equity ownership percentages (48.76% for FCX, 26.24% for MIND ID and 25.00% for PTI), except for the net income attributable to the approximately 190,000 ounces of gold sales discussed above.

For all of its other partially owned consolidated subsidiaries, FCX attributes net income or loss based on equity ownership percentages.

Joint Ventures.
Sumitomo and SMM Morenci, Inc. FMC owns a 72% undivided interest in Morenci via an unincorporated joint venture. The remaining 28% is owned by Sumitomo (15%) and SMM Morenci, Inc. (13%). Each partner takes in kind its share of Morenci’s production. FMC purchased 62 million pounds of Morenci’s copper cathode from Sumitomo and SMM Morenci, Inc. at market prices for $245 million during 2022. FMC had receivables from Sumitomo and SMM Morenci, Inc. totaling $25 million at December 31, 2022, and $20 million at December 31, 2021.

PT Smelting. PT Smelting is an Indonesia company that owns a copper smelter and refinery in Gresik, Indonesia. In 1996, PT-FI entered into a joint venture and shareholder agreement with MMC to jointly construct the PT Smelting facilities. PT Smelting, which commenced operations in 1999, was the first and currently the only operating copper smelter facility in Indonesia. PT-FI owns 39.5% of the outstanding common stock of PT Smelting. MMC owns the remaining 60.5% of PT Smelting’s outstanding common stock and serves as the operator of the facilities.

On November 30, 2021, PT-FI entered into a convertible loan agreement to fund an expansion of PT Smelting’s facilities. Upon completion of the expansion project, targeted for year-end 2023, PT-FI’s loan is expected to convert into PT Smelting equity resulting in a majority ownership interest.

FCX has determined that PT Smelting is a variable interest entity (VIE), however, as mutual consent of both PT-FI and MMC is required to make the decisions that most significantly impact the economic performance of PT Smelting, PT-FI is not the primary beneficiary. As PT-FI has the ability to exercise significant influence over PT Smelting, it accounts for its investment in PT Smelting under the equity method (refer to Note 6).

PT-FI’s maximum exposure to loss is its investment in PT Smelting and its loan to fund the expansion (refer to Note 6). Additionally, refer to Note 6 for the carrying values of PT-FI’s trade receivable balances from PT Smelting for sales of concentrate. PT-FI’s equity in PT Smelting’s earnings totaled $24 million in 2022, $6 million in 2021 and $11 million in 2020.

Beginning in 2023, PT-FI's commercial arrangement with PT Smelting converted to a tolling arrangement. Under the arrangement, PT-FI pays PT Smelting a tolling fee to smelt and refine its concentrate and will retain title to all products for sale to third parties (i.e., there are no further sales from PT-FI to PT Smelting).

NOTE 4.  INVENTORIES, INCLUDING LONG-TERM MILL AND LEACH STOCKPILES
The components of inventories follow:

	December 31,
	2022	2021
Current inventories:
Total materials and supplies, net[a]	$1,964	$1,669

Mill stockpiles	$216	$193
Leach stockpiles	1,167	977
Total current mill and leach stockpiles	$1,383	$1,170

Raw materials (primarily concentrate)	$443	$536
Work-in-process	221	195
Finished goods	1,169	927
Total product	$1,833	$1,658

Long-term inventories:
Mill stockpiles	$199	$226
Leach stockpiles	1,053	1,161
Total long-term mill and leach stockpiles[b]	$1,252	$1,387
a.Materials and supplies inventory was net of obsolescence reserves totaling $39 million at December 31, 2022, and $36 million at December 31, 2021.
b.Estimated metals in stockpiles not expected to be recovered within the next 12 months.

FCX recorded metal inventory adjustments totaling $29 million in 2022, including $19 million associated with NRV adjustments related to lower market prices for copper and $10 million for stockpile write-offs at Cerro Verde; $16 million in 2021, primarily associated with stockpiles at the Morenci mine no longer expected to be leached; and $96 million in 2020 associated with NRV adjustments related to lower market prices for copper and molybdenum. Refer to Note 16 for metal inventory adjustments by business segment.

El Abra Stockpile Adjustment. In 2022, the El Abra mine revised its estimated recovery rate assumptions for specific ore types expected to be processed from its existing leach stockpile. The revised estimates resulted in a 135 million pound reduction in future estimated recoverable copper from this leach stockpile, which is being phased out. This revised estimate did not have a significant impact on FCX’s consolidated site production and delivery costs in 2022.

Morenci Stockpile Adjustments. The Morenci mine has experienced improved recoveries at certain of its leach stockpiles and following an analysis of column testing results in 2021, Morenci concluded it had sufficient evidence to increase its estimated recoveries for certain of its leach stockpiles. As a result of the revised recoveries, Morenci increased its estimated recoverable copper in leach stockpiles by 191 million pounds (net of joint venture interest). The effect of this change in estimate reduced FCX’s consolidated site production and delivery costs and increased net income by $112 million ($0.08 per share) in 2021.

In 2022, based on an annual review of leach stockpiles, FCX increased its estimated recoverable copper in leach stockpiles at Morenci by 213 million pounds (net of joint venture interest). This revised estimate did not have a significant impact on FCX’s consolidated site production and delivery costs in 2022.

NOTE 5.  PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT COSTS, NET
The components of net property, plant, equipment and mine development costs follow:

	December 31,
	2022	2021
Proven and probable mineral reserves	$7,159	$7,142
VBPP	360	376
Mine development and other	12,314	11,309
Buildings and infrastructure	9,746	9,412
Machinery and equipment	14,790	14,399
Mobile equipment	4,756	4,605
Construction in progress	4,419	2,477
Oil and gas properties	27,356	27,298
Total	80,900	77,018
Accumulated depreciation, depletion and amortization[a]	(48,273)	(46,673)
Property, plant, equipment and mine development costs, net	$32,627	$30,345
a.Includes accumulated amortization for oil and gas properties of $27.3 billion at December 31, 2022 and 2021.

FCX recorded $1.6 billion for VBPP in connection with the FMC acquisition (excluding $634 million associated with mining operations that were subsequently sold) and transferred $827 million to proven and probable mineral reserves through 2022 ($16 million in 2022 and none in 2021). Cumulative impairments of and adjustments to VBPP total $497 million, which were primarily recorded in 2008.

Capitalized interest, which primarily related to FCX’s mining operations’ capital projects, totaled $150 million in 2022, $72 million in 2021 and $147 million in 2020.

During the three-year period ended December 31, 2022, no material impairments of FCX’s long-lived mining assets were recorded.

NOTE 6.  OTHER ASSETS
The components of other assets follow:

	December 31,
	2022	2021
Intangible assets[a]	$416	$412
Legally restricted funds[b]	182	209
Disputed tax assessments:[c]
Cerro Verde	333	237
PT-FI	12	57
Long-term receivable for taxes[d]	54	84
Investments:
Assurance bond[e]	133	132
Fixed income, equity securities and other	79	74
PT Smelting[f]	50	26
Contingent consideration associated with sales of assets[g]	47	70
Loans to PT Smelting for expansion[h]	101	36
Long-term employee receivables	24	20
Prepaid rent and deposits	26	2
Other	144	101
Total other assets	$1,601	$1,460
a.Indefinite-lived intangible assets totaled $214 million at December 31, 2022, and $215 million at December 31, 2021. Accumulated amortization for definite-lived intangible assets totaled $39 million at December 31, 2022, and $35 million at December 31, 2021.
b.Includes $181 million at December 31, 2022, and $208 million at December 31, 2021, held in trusts for AROs related to properties in New Mexico (refer to Note 12 for further discussion).
c.Refer to Note 12 for further discussion.
d.Includes tax overpayments and refunds not expected to be realized within the next 12 months.

e.Relates to PT-FI’s commitment for the development of a greenfield smelter in Indonesia (refer to Note 13 for further discussion).
f.PT-FI’s ownership in PT Smelting is recorded using the equity method. Amounts were reduced by unrecognized profits on sales from PT-FI to PT Smelting totaling $112 million at December 31, 2022, and $126 million at December 31, 2021. Trade accounts receivable from PT Smelting totaled $277 million at December 31, 2022, and $411 million at December 31, 2021.
g.Refer to Note 15 for further discussion.
h.Refer to Note 3 for further discussion.

NOTE 7.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The components of accounts payable and accrued liabilities follow:

	December 31,
	2022	2021
Accounts payable	$2,701	$2,035
Salaries, wages and other compensation	329	334
Accrued interest[a]	218	203
PT-FI contingencies[b]	179	259
Pension, postretirement, postemployment and other employee benefits[c]	143	190
Litigation accruals	99	28
Deferred revenue	76	191
Accrued taxes, other than income taxes	75	64
Accrued mining royalties	41	33
Leases[d]	38	38
Other	128	120
Total accounts payable and accrued liabilities	$4,027	$3,495
a.Third-party interest paid, net of capitalized interest, was $417 million in 2022, $640 million in 2021 and $472 million in 2020.
b.Refer to Note 12 for further discussion.
c.Refer to Note 9 for long-term portion.
d.Refer to Note 13 for further discussion.

NOTE 8.  DEBT
FCX’s debt at December 31, 2022, is net of reductions of $78 million ($86 million at December 31, 2021) for unamortized net discounts and unamortized debt issuance costs. The components of debt follow:

	December 31,
	2022	2021
Revolving credit facilities:
FCX	$—	$—
PT-FI	—	—
Cerro Verde	—	—
Senior notes and debentures:
Issued by FCX:
3.875% Senior Notes due 2023[a]	995	995
4.55% Senior Notes due 2024	729	728
5.00% Senior Notes due 2027	465	594
4.125% Senior Notes due 2028	543	693
4.375% Senior Notes due 2028	475	643
5.25% Senior Notes due 2029	499	593
4.25% Senior Notes due 2030	494	593
4.625% Senior Notes due 2030	615	841
5.40% Senior Notes due 2034	723	742
5.450% Senior Notes due 2043	1,687	1,846
Issued by PT-FI:
4.763% Senior Notes due 2027	745	—
5.315% Senior Notes due 2032	1,489	—
6.200% Senior Notes due 2052	744	—
Issued by FMC:
7 1/8% Debentures due 2027	115	115
9 1/2% Senior Notes due 2031	122	123
6 1/8% Senior Notes due 2034	118	117
PT-FI Term Loan	—	432
Cerro Verde Term Loan	—	325
Other	62	70
Total debt	10,620	9,450
Less current portion of debt	(1,037)	(372)
Long-term debt	$9,583	$9,078
a.Maturing in March 2023.

Revolving Credit Facilities
FCX. At December 31, 2022, FCX had no borrowings outstanding and $8 million in letters of credit issued under its revolving credit facility and was in compliance with its revolving credit facility covenants.

In October 2022, FCX and PT-FI entered into a $3.0 billion, five-year, unsecured revolving credit facility, which replaced FCX’s prior revolving credit facility that was scheduled to mature in April 2024. The revolving credit facility matures in October 2027. Under the terms of the revolving credit facility, FCX may obtain loans and issue letters of credit in an aggregate amount of up to $3.0 billion, with PT-FI’s capacity limited to $500 million, and letters of credit issuance limited to $1.5 billion. Interest on loans made under the revolving credit facility may, at the option of FCX or PT-FI, be determined based on the Secured Overnight Financing Rate plus a spread to be determined by reference to a grid based on FCX’s credit rating. The revolving credit facility contains customary affirmative covenants and representations, and also contains various negative covenants that, among other things and subject to certain exceptions, restrict the ability of FCX’s subsidiaries that are not borrowers or guarantors to incur additional indebtedness (including guarantee obligations) and the ability of FCX or FCX’s subsidiaries to: create liens on assets; enter into sale and leaseback transactions; engage in mergers, liquidations and dissolutions; and sell assets. In addition, the revolving credit facility contains a total leverage ratio financial covenant.

PT-FI. In July 2021, PT-FI entered into a $1.0 billion, five-year, unsecured credit facility to fund project costs in connection with the PT Smelting expansion and construction of a precious metals refinery (PMR), and for PT-FI’s general corporate purposes. In April 2022, PT-FI amended and restated its five-year, unsecured revolving credit facility to, among other things, increase the availability to $1.3 billion. The amended and restated credit facility matures in July 2026. At December 31, 2022, PT-FI had no borrowings under its revolving credit facility and was in compliance with its covenants.

PT-FI’s revolving credit facility contains customary affirmative covenants and representations and also contains standard negative covenants that, among other things, restrict, subject to certain exceptions, the ability of PT-FI to incur additional indebtedness; create liens on assets; enter into sale and leaseback transactions; sell assets; and modify or amend the shareholders agreement or related governance structure. The credit facility also contains financial covenants governing maximum total leverage and minimum interest expense coverage and other covenants addressing certain environmental and social compliance requirements.

Cerro Verde. In May 2022, Cerro Verde entered into a $350 million, five-year, unsecured revolving credit facility that matures in May 2027. At December 31, 2022, Cerro Verde had no borrowings outstanding under its revolving credit facility and was in compliance with its covenants.

Senior Notes
FCX. In May 2022, FCX began purchasing certain of its senior notes in open-market transactions. Listed below are the FCX senior notes, purchased or redeemed in full during the three-year period ended December 31, 2022.

	Principal Amount	Net Adjustments	Book Value	Redemption Value	(Gain)/Loss
Year Ended December 31, 2022
5.00% Senior Notes due 2027	$131	$(1)	$130	$130	$—
4.125% Senior Notes due 2028	153	(1)	152	143	(9)
4.375% Senior Notes due 2028	171	(2)	169	163	(6)
5.25% Senior Notes due 2029	97	(1)	96	93	(3)
4.25% Senior Notes due 2030	101	(1)	100	93	(7)
4.625% Senior Notes due 2030	228	(2)	226	215	(11)
5.40% Senior Notes due 2034	20	—	20	20	—
5.450% Senior Notes due 2043	160	(2)	158	150	(8)
Total	$1,061	$(10)	$1,051	$1,007	$(44)

Year Ended December 31, 2021
FCX 3.55% Senior Notes due 2022	$524	$—	$524	$524	$—

Year Ended December 31, 2020
FCX 4.00% Senior Notes due 2021	$195	$(1)	$194	$205	$11
FCX 3.55% Senior Notes due 2022	1,356	(6)	1,350	1,391	41
FCX 3.875% Senior Notes due 2023	927	(4)	923	964	41
FCX 4.55% Senior Notes due 2024	120	(1)	119	126	7
Total	$2,598	$(12)	$2,586	$2,686	$100

The senior notes listed below are redeemable in whole or in part, at the option of FCX, at a make-whole redemption price prior to the dates stated below, at specified redemption prices beginning on the dates stated below, and at 100% of principal two years before maturity.

Debt Instrument	Date
5.00% Senior Notes due 2027	September 1, 2022
4.125% Senior Notes due 2028	March 1, 2023
4.375% Senior Notes due 2028	August 1, 2023
5.25% Senior Notes due 2029	September 1, 2024
4.25% Senior Notes due 2030	March 1, 2025
4.625% Senior Notes due 2030	August 1, 2025
The senior notes listed below are redeemable in whole or in part, at the option of FCX, at a make-whole redemption price prior to the dates stated below and beginning on the dates stated below at 100% of principal.

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

The senior notes listed below are redeemable in whole or in part, at the option of PT-FI, at a make-whole redemption price prior to the dates stated below and beginning on the dates stated below at 100% of principal.

Debt Instrument	Date
4.763% Senior Notes due 2027	March 14, 2027
5.315% Senior Notes due 2032	January 14, 2032
6.2% Senior Notes due 2052	October 14, 2051

Term Loans
PT-FI. In April 2022, PT-FI repaid the principal balance of the term loan portion of its unsecured credit facility, which cannot be redrawn, and recorded a loss on early extinguishment of debt of $10 million.

Cerro Verde. In May 2022, Cerro Verde repaid the principal balance of its term loan.

Cerro Verde Shareholder Loans. In December 2014, Cerro Verde entered into loan agreements with three of its shareholders, which will mature in May 2024. No amounts were outstanding at December 31, 2022 and 2021, and availability under these agreements totals $200 million.

Maturities.  Maturities of debt instruments based on the principal amounts outstanding at December 31, 2022, total $1.0 billion in 2023, $731 million in 2024, $4 million in 2025, $4 million in 2026, $1.3 billion in 2027 and $7.6 billion thereafter.

NOTE 9.  OTHER LIABILITIES, INCLUDING EMPLOYEE BENEFITS
The components of other liabilities follow:

	December 31,
	2022	2021
Pension, postretirement, postemployment and other employment benefits[a]	$775	$845
Leases[b]	294	281
Provision for tax positions	161	232
Litigation accruals	109	131
Indemnification of MIND IDb	74	78
Other	149	116
Total other liabilities	$1,562	$1,683
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

FCX’s primary investment objectives for the FMC plan assets held in a master trust (Master Trust) are to maintain funds sufficient to pay all benefit and expense obligations when due, minimize the volatility of the plan’s funded status to the extent practical, and to maintain prudent levels of risk consistent with the plan’s investment policy. Historically, FMC plan assets have been invested in a balanced portfolio of return-seeking and risk-mitigating assets, with the allocation between these portfolios dependent on the funded status of the plan. During 2021, FCX reallocated essentially all of the portfolio to risk-mitigating assets with the objective of minimizing funded-status volatility. The risk-mitigating assets are allocated among multiple fixed income managers. The current target allocation of the portfolio is long-duration credit (50%); long-duration U.S. government/credit (20%); core fixed income (16%); long-term U.S. Treasury Separate Trading of Registered Interest and Principal Securities (STRIPS) (13%); and cash equivalents (1%).

The expected rate of return on plan assets is evaluated at least annually, taking into consideration asset allocation, historical and expected future performance on the types of assets held in the Master Trust, and the current economic environment. Based on these factors, FCX expects the pension assets will earn an average of 5% per annum beginning January 1, 2023, which is based on the target asset allocation and long-term capital market return expectations.

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

PT-FI Plan. PT-FI has a defined benefit pension plan denominated in Indonesia rupiah covering substantially all of its Indonesia national employees. PT-FI funds the plan and invests the assets in accordance with Indonesia pension guidelines. The pension obligation was valued at an exchange rate of 15,652 rupiah to one U.S. dollar on December 31, 2022, and 14,198 rupiah to one U.S. dollar on December 31, 2021. Indonesia labor laws require that companies provide a minimum severance to employees upon employment termination based on the reason for termination and the employee’s years of service. PT-FI’s pension benefit obligation includes benefits determined in accordance with this law. PT-FI’s expected rate of return on plan assets is evaluated at least annually, taking into consideration its long-range estimated return for the plan based on the asset mix. Based on these factors, PT-FI expects its pension assets will earn an average of 7% per annum beginning January 1, 2023. The discount rate assumption for PT-FI’s plan is based on the Indonesia Government Security Yield Curve. Changes in the discount rate are reflected in PT-FI’s benefit obligation and, therefore, in future pension costs.

Plan Information. FCX uses a measurement date of December 31 for its plans. Information for qualified and non-qualified plans where the projected benefit obligations and the accumulated benefit obligations exceed the fair value of plan assets follows:

	December 31,
	2022	2021
Projected and accumulated benefit obligation	$1,831	$2,476
Fair value of plan assets	1,422	1,988

Information on the qualified and non-qualified FCX (FMC and SERP plans) and PT-FI plans as of December 31 follows:

	FCX		PT-FI
	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$2,553	$2,722	$237	$238
Service cost	15	12	12	13
Interest cost	71	66	14	14
Actuarial gains	(623)	(117)	(2)	(3)
Special termination benefits and plan amendments	—	—	2	(2)
Foreign exchange gains	(3)	(1)	(22)	(3)
Benefits and administrative expenses paid	(129)	(129)	(26)	(20)
Benefit obligation at end of year	1,884	2,553	215	237

Change in plan assets:
Fair value of plan assets at beginning of year	2,071	1,946	240	251
Actual return on plan assets	(509)	150	10	8
Employer contributions[a]	52	105	2	4
Foreign exchange losses	(2)	(1)	(21)	(3)
Benefits and administrative expenses paid	(129)	(129)	(26)	(20)
Fair value of plan assets at end of year	1,483	2,071	205	240
Funded status	$(401)	$(482)	$(10)	$3

Accumulated benefit obligation	$1,882	$2,551	$176	$194

Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.41%	2.85%	7.00%	6.50%
Rate of compensation increase	N/A	N/A	4.00%	4.00%

Balance sheet classification of funded status:
Other assets	$8	$6	$—	$3
Accounts payable and accrued liabilities	(4)	(4)	—	—
Other liabilities	(405)	(484)	(10)	—
Total	$(401)	$(482)	$(10)	$3
a.Employer contributions for 2023 are currently expected to approximate $60 million for the FCX plans and $11 million for the PT-FI plan (based on a December 31, 2022, exchange rate of 15,652 Indonesia rupiah to one U.S. dollar).

During 2022, the actuarial gain of $623 million for the FCX pension plans primarily resulted from the increase in the discount rate from 2.85% to 5.41%. During 2021, the actuarial gain of $117 million for the FCX pension plans primarily resulted from the increase in the discount rate from 2.50% to 2.85%.

The weighted-average assumptions used to determine net periodic benefit cost and the components of net periodic benefit cost for FCX’s pension plans for the years ended December 31 follow:

	2022	2021	2020
Weighted-average assumptions:[a]
Discount rate	2.85%	2.50%	2.98%
Expected return on plan assets	3.00%	5.25%	6.25%
Rate of compensation increase	N/A	N/A	3.25%

Service cost	$15	$12	$37
Interest cost	71	66	77
Expected return on plan assets	(62)	(98)	(105)
Amortization of net actuarial losses	15	25	45
Curtailment loss	—	—	4
Net periodic benefit cost	$39	$5	$58
a.The assumptions shown relate only to the FMC Retirement Plan.

The weighted-average assumptions used to determine net periodic benefit cost and the components of net periodic benefit cost for PT-FI’s pension plan for the years ended December 31 follow:

	2022	2021	2020
Weighted-average assumptions:
Discount rate	6.50%	6.25%	7.25%
Expected return on plan assets	7.00%	7.75%	7.75%
Rate of compensation increase	4.00%	4.00%	4.00%

Service cost	$12	$13	$11
Interest cost	14	14	14
Expected return on plan assets	(15)	(19)	(19)
Amortization of prior service cost	1	1	2
Amortization of net actuarial gains	(1)	(1)	(3)
Special termination benefit	2	—	—
Net periodic benefit cost	$13	$8	$5

The service cost component of net periodic benefit cost is included in operating income, and the other components are included in other income (expense), net in the consolidated statements of income.

Included in accumulated other comprehensive loss are the following amounts that have not been recognized in net periodic pension cost as of December 31:

	2022		2021
	Before Taxes	After Taxes and Noncontrolling Interests	Before Taxes	After Taxes and Noncontrolling Interests
Net actuarial losses	$426	$305	$488	$369
Prior service costs	—	(2)	2	—
	$426	$303	$490	$369

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

A summary of the fair value for pension plan assets, including those measured at net asset value (NAV) as a practical expedient, associated with the FCX plans follows:

	Fair Value at December 31, 2022
	Total	NAV	Level 1	Level 2	Level 3
Commingled/collective funds:
Fixed income securities	$335	$335	$—	$—	$—
Short-term investments	30	30	—	—	—
Fixed income:
Corporate bonds	712	—	—	712	—
Government bonds	282	—	—	282	—
Private equity investments	25	25	—	—	—
Other investments	55	—	1	54	—
Total investments	1,439	$390	$1	$1,048	$—

Cash and receivables	49
Payables	(5)
Total pension plan net assets	$1,483

	Fair Value at December 31, 2021
	Total	NAV	Level 1	Level 2	Level 3
Commingled/collective funds:
Fixed income securities	$522	$522	$—	$—	$—
Real estate property	72	72	—	—	—
Short-term investments	38	38	—	—	—
Fixed income:
Corporate bonds	911	—	—	911	—
Government bonds	437	—	—	437	—
Private equity investments	11	11	—	—	—
Other investments	74	—	1	73	—
Total investments	2,065	$643	$1	$1,421	$—

Cash and receivables	18
Payables	(12)
Total pension plan net assets	$2,071

Following is a description of the pension plan asset categories included in the above tables and the valuation techniques used to measure fair value. There have been no changes to the techniques used to measure fair value.

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

Fixed income investments include corporate and government bonds held directly by the Master Trust. Fixed income securities are valued using a bid-evaluation price or a mid-evaluation price and, as such, are classified within Level 2 of the fair value hierarchy. A bid-evaluation price is an estimated price at which a dealer would pay for a security. A mid-evaluation price is the average of the estimated price at which a dealer would sell a security and the estimated price at which a dealer would pay for a security. These evaluations are based on quoted prices, if available, or models that use observable inputs.

Private equity investments are valued at NAV using information from general partners and have inherent restrictions on redemptions that may affect the ability to sell the investments at their NAV in the near term.

A summary of the fair value hierarchy for pension plan assets associated with the PT-FI plan follows:

	Fair Value at December 31, 2022
	Total		Level 1	Level 2	Level 3
Government bonds	$95	`	$95	$—	$—
Common stocks	72		72	—	—
Mutual funds	12		12	—	—
Total investments	179		$179	$—	$—

Cash and receivables[a]	27
Payables	(1)
Total pension plan net assets	$205

	Fair Value at December 31, 2021
	Total	Level 1	Level 2	Level 3
Government bonds	$114	$114	$—	$—
Common stocks	80	80	—	—
Mutual funds	18	18	—	—
Total investments	212	$212	$—	$—

Cash and receivables[a]	29
Payables	(1)
Total pension plan net assets	$240
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

The expected benefit payments for FCX’s and PT-FI’s pension plans follow:

	FCX	PT-FIa
2023	$127	$29
2024	183	26
2025	131	26
2026	132	28
2027	132	29
2028 through 2032	648	127
a.Based on a December 31, 2022, exchange rate of 15,652 Indonesia rupiah to one U.S. dollar.

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

The benefit obligation (funded status) for the postretirement medical and life insurance benefit plans consisted of a current portion of $6 million (included in accounts payable and accrued liabilities) and a long-term portion of $43 million (included in other liabilities) at December 31, 2022, and a current portion of $7 million and a long-term portion of $57 million at December 31, 2021.

FCX has a number of postemployment plans covering severance, long-term disability income, continuation of health and life insurance coverage for disabled employees or other welfare benefits. The accumulated postemployment benefit obligation consisted of a current portion of $7 million (included in accounts payable and accrued liabilities) and a long-term portion of $41 million (included in other liabilities) at December 31, 2022, and a current portion of $6 million and a long-term portion of $35 million at December 31, 2021.

FCX also sponsors a retirement savings plan for most of its U.S. employees. The plan allows employees to contribute a portion of their income in accordance with specified guidelines. The savings plan is a qualified 401(k) plan for all U.S. salaried and non-bargained hourly employees. Participants exercise control and direct the investment of their contributions and account balances among various investment options under the plan. FCX contributes to the plan and matches a percentage of employee contributions up to certain limits. For employees whose eligible compensation exceeds certain levels, FCX provides a nonqualified unfunded defined contribution plan, which had a liability balance of $56 million at December 31, 2022, and $51 million at December 31, 2021, all of which was included in other liabilities.

The costs charged to operations for the employee savings plan totaled $101 million in 2022, $95 million in 2021 and $40 million in 2020. The costs were lower in 2020, compared with 2022 and 2021, because of a temporary suspension of FCX contributions implemented as part of its April 2020 revised operating plans. FCX contributions resumed on January 1, 2021. FCX has other employee benefit plans, certain of which are related to FCX’s financial results, which are recognized in operating costs.

NOTE 10.  STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
FCX’s authorized shares of capital stock total 3.05 billion shares, consisting of 3.0 billion shares of common stock and 50 million shares of preferred stock.

Financial Policy. In February 2021, FCX’s Board of Directors (Board) adopted a financial policy for the allocation of cash flows aligned with FCX’s strategic objectives of maintaining a strong balance sheet and increasing cash returns to shareholders while advancing opportunities for future growth. The policy includes a base dividend and a performance-based payout framework, whereby up to 50% of available cash flows generated after planned capital spending and distributions to noncontrolling interests would be allocated to shareholder returns and the balance to debt reduction and investments in value enhancing growth projects, subject to FCX maintaining its net debt at a level not to exceed the net debt target of $3.0 billion to $4.0 billion (excluding project net debt for additional smelting capacity in Indonesia).

In February 2021, the Board reinstated a cash dividend on FCX’s common stock (base dividend), and on November 1, 2021, the Board approved (i) a new share repurchase program authorizing repurchases of up to $3.0 billion of FCX common stock and (ii) a variable cash dividend on FCX’s common stock for 2022. In July 2022, the Board authorized an increase in the share repurchase program from up to $3.0 billion to up to $5.0 billion. Refer to Note 11 for further discussion of the U.S. Inflation Reduction Act (the Act), including a 1% excise tax on corporate stock repurchases beginning in 2023.

In 2021, FCX acquired 12.74 million shares of its common stock for a total cost of $0.5 billion ($38.32 average cost per share) and in 2022, FCX acquired 35.12 million shares of its common stock under its share repurchase program for a total cost of $1.3 billion ($38.36 average cost per share). As of February 15, 2023, FCX has $3.2 billion available for repurchases under the program.

On December 21, 2022, FCX declared quarterly cash dividends totaling $0.15 per share ($0.075 per share base dividend and $0.075 per share variable dividend) on its common stock, which were paid on February 1, 2023, to common stockholders of record as of January 13, 2023.

The declaration and payment of dividends (base or variable) and timing and amount of any share repurchases is at the discretion of FCX’s Board and management, respectively, and is subject to a number of factors, including maintaining FCX’s net debt target, capital availability, FCX’s financial results, cash requirements, global economic conditions, changes in laws, contractual restrictions and other factors deemed relevant by FCX’s Board or management, as applicable. FCX’s share repurchase program may be modified, increased, suspended or terminated at any time at the Board’s discretion.

Accumulated Other Comprehensive Loss. A summary of changes in the balances of each component of accumulated other comprehensive loss, net of tax, follows:

	Defined Benefit Plans	Translation Adjustment	Total
Balance at January 1, 2020	$(686)	$10	$(676)
Amounts arising during the period[a,b]	47	—	47
Amounts reclassified[c]	46	—	46
Balance at December 31, 2020	(593)	10	(583)
Amounts arising during the period[a,b]	176	—	176
Amounts reclassified[c]	19	—	19
Balance at December 31, 2021	(398)	10	(388)
Amounts arising during the period[a,b]	61	—	61
Amounts reclassified[c]	7	—	7
Balance at December 31, 2022	$(330)	$10	$(320)
a.Includes net actuarial gains, net of noncontrolling interest, totaling $40 million for 2020, $174 million for 2021 and $59 million for 2022.
b.Includes tax provision totaling $7 million for 2020, $2 million for 2021 and 2022.
c.Includes amortization primarily related to actuarial losses, net of taxes of less than $1 million for 2020, 2021 and 2022.

Stock Award Plans.  FCX currently has awards outstanding under various stock-based compensation plans. The stockholder-approved 2016 Stock Incentive Plan (the 2016 Plan) provides for the issuance of stock options, stock appreciation rights, restricted stock, RSUs, PSUs and other stock-based awards for up to 72 million common shares. As of December 31, 2022, 25.5 million shares were available for grant under the 2016 Plan, and no shares were available under other plans.

Stock-Based Compensation Cost. Compensation cost charged against earnings for stock-based awards for the years ended December 31 follows:

	2022	2021	2020
Selling, general and administrative expenses	$57	$64	$70
Production and delivery	38	34	29
Total stock-based compensation	95	98	99
Tax benefit and noncontrolling interests’ share[a]	(4)	(5)	(5)
Impact on net income	$91	$93	$94
a. Charges in the U.S. are not expected to generate a future tax benefit.

Stock Options. Stock options granted under the plans generally expire 10 years after the date of grant. Stock options vest in one-third annual increments beginning one year from the date of grant. The award agreements provide that participants will receive the following year’s vesting upon retirement. Therefore, on the date of grant, FCX accelerates one year of amortization for retirement-eligible employees. The award agreements also provide for accelerated vesting upon certain qualifying terminations of employment within one year following a change of control. There were no stock options granted by FCX in 2022.

A summary of stock options outstanding as of December 31, 2022, and activity during the year ended December 31, 2022, follows:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at January 1	21,822,562	$23.78
Exercised	(6,371,610)	21.07
Expired/Forfeited	(3,836,900)	46.56
Balance at December 31	11,614,052	17.75	4.7	$235

Vested and exercisable at December 31	11,171,890	17.65	4.6	$227

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

Information related to stock options during the years ended December 31 follows:

	2022[a]	2021	2020
Weighted-average assumptions used to value stock option awards:
Expected volatility	N/A	58.1%	47.7%
Expected life of options (in years)	N/A	5.90	5.83
Expected dividend rate	N/A	2.5%	1.7%
Risk-free interest rate	N/A	0.6%	1.5%
Weighted-average grant-date fair value (per option)	N/A	$11.92	$4.72
Intrinsic value of options exercised	$148	$194	$82
Fair value of options vested	$23	$16	$28
a. FCX did not grant stock options in 2022.

Stock-Settled PSUs and RSUs. Since 2014, FCX’s executive officers received annual grants of PSUs that vest after a three-year performance period. The total grant date target shares related to the PSU grants were 0.4 million for 2022, 0.3 million for 2021 and 0.8 million for 2020, of which the executive officers will earn (i) between 0% and 200% of the target shares based on achievement of financial metrics and (ii) may be increased or decreased up to 25% of the target shares based on FCX’s total shareholder return compared to the total shareholder return of a peer group. PSU awards for FCX's executive officers who are retirement-eligible are non-forfeitable. As such, FCX charges the estimated fair value of the non-forfeitable PSU awards to expense at the time the financial and operational metrics are established, which is typically grant date. The fair value of PSU awards for FCX's executive officers who are not retirement-eligible are expensed over the performance period.

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

Dividends attributable to RSUs and PSUs accrue and are paid if the awards vest. A summary of outstanding stock-settled RSUs and PSUs as of December 31, 2022, and activity during the year ended December 31, 2022, follows:

	Number of Awards	Weighted-Average Grant-Date Fair Value Per Award	Aggregate Intrinsic Value
Balance at January 1	7,800,885	$19.82
Granted	2,274,340	36.26
Vested	(3,405,769)	14.64
Forfeited	(18,583)	34.94
Balance at December 31	6,650,873	28.05	$253

The total fair value of stock-settled RSUs and PSUs granted was $83 million during 2022, $62 million during 2021 and $47 million during 2020. The total intrinsic value of stock-settled RSUs and PSUs vested was $138 million during 2022, $56 million during 2021 and $18 million during 2020. As of December 31, 2022, FCX had $25 million of total unrecognized compensation cost related to unvested stock-settled RSUs and PSUs expected to be recognized over approximately 1.2 years.

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

Dividends attributable to cash-settled RSUs accrue and are paid if the awards vest. A summary of outstanding cash-settled RSUs as of December 31, 2022, and activity during the year ended December 31, 2022, follows:

	Number of Awards	Weighted-Average Grant-Date Fair Value Per Award	Aggregate Intrinsic Value
Balance at January 1	1,053,924	$16.56
Granted	389,950	38.78
Vested	(603,686)	14.84
Forfeited	(25,899)	30.12
Balance at December 31	814,289	28.04	$31

The total grant-date fair value of cash-settled RSUs was $15 million during 2022, $9 million during 2021 and $11 million during 2020. The intrinsic value of cash-settled RSUs vested was $26 million during 2022, $24 million during 2021 and $11 million during 2020. The accrued liability associated with cash-settled RSUs consisted of a current portion of $19 million (included in accounts payable and accrued liabilities) and a long-term portion of $5 million (included in other liabilities) at December 31, 2022, and a current portion of $26 million and a long-term portion of $6 million at December 31, 2021.

Other Information. The following table includes amounts related to exercises of stock options and vesting of RSUs and PSUs during the years ended December 31:

	2022	2021	2020
FCX shares tendered to pay the exercise price
and/or the minimum required withholding taxes[a]	1,511,072	1,358,101	1,193,183
Cash received from stock option exercises	$125	$210	$51
Actual tax benefit realized for tax deductions	$13	$9	$2
Amounts FCX paid for employee taxes	$55	$29	$17
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

	2022	2021	2020
U.S.	$840	$1,861	$(40)
Foreign	5,875	5,798	1,837
Total	$6,715	$7,659	$1,797

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

FCX’s provision for income taxes for the years ended December 31 consists of the following:

	2022	2021		2020
Current income taxes:
Federal	$—	$—		$53	[a]
State	1	(11)		(1)
Foreign	(2,232)	(2,460)		(816)	[b]
Total current	(2,231)	(2,471)		(764)

Deferred income taxes:
Federal	(149)	(184)		3
State	(6)	(4)		5
Foreign	(144)	(23)		(306)
Total deferred	(299)	(211)		(298)

Adjustments	1	193	[c]	37
Operating loss carryforwards	262	190		81
Provision for income taxes	$(2,267)	$(2,299)		$(944)
a.Includes a credit of $53 million associated with the reversal of the charge associated with the sale of FCX’s interest in the lower zone of the Timok exploration project.
b.Includes a charge of $135 million associated with the gain on sale of FCX’s interest in the Kisanfu undeveloped project.
c.Primarily reflects the release of valuation allowances on NOLs at PT Rio Tinto (see below).

A reconciliation of the U.S. federal statutory tax rate to FCX’s effective income tax rate for the years ended December 31 follows:

	2022		2021		2020
	Amount	%	Amount	%	Amount	%
U.S. federal statutory tax rate	$(1,410)	(21)%	$(1,608)	(21)%	$(377)	(21)%
Withholding and other impacts on
foreign earnings	(673)	(10)	(678)	(9)	(193)	(11)
Effect of foreign rates different than the U.S.
federal statutory rate	(314)	(5)	(328)	(4)	(109)	(6)
Percentage depletion	189	3	221	3	104	6
Foreign tax credit limitation	(28)	(1)	(11)	—	28	2
Uncertain tax positions	(17)	—	13	—	(15)	(1)
PT-FI historical tax disputes[a]	(8)	—	(193)	(3)	(8)	—
Valuation allowance[b]	6	—	221	3	(210)	(12)
State income taxes	(4)	—	(14)	—	(2)	—
PT Rio Tinto valuation allowance[b]	—	—	189	2	—	—
Sale of Kisanfu	—	—	—	—	(135)	(8)
Timok exploration project sale	—	—	—	—	53	3
Cerro Verde historical tax disputes	—	—	—	—	(39)	(2)
Other items, net	(8)	—	(111)	(1)	(41)	(3)
Provision for income taxes	$(2,267)	(34)%	$(2,299)	(30)%	$(944)	(53)%
a.Refer to “Indonesia Tax Matters” below.
b.Refer to “Valuation Allowances” below.

FCX paid federal, state and foreign income taxes totaling $3.1 billion in 2022, $1.3 billion in 2021 and $397 million in 2020. FCX received refunds of federal, state and foreign income taxes totaling $46 million in 2022, $109 million in 2021 and $265 million in 2020.

The components of deferred taxes follow:

	December 31,
	2022	2021
Deferred tax assets:
Foreign tax credits	$1,514	$1,536
NOLs	1,923	2,220
Accrued expenses	1,303	1,193
Employee benefit plans	99	105
Other	230	252
Deferred tax assets	5,069	5,306
Valuation allowances	(3,985)	(4,087)
Net deferred tax assets	1,084	1,219

Deferred tax liabilities:
Property, plant, equipment and mine development costs	(4,330)	(4,492)
Undistributed earnings	(810)	(807)
Other	(211)	(152)
Total deferred tax liabilities	(5,351)	(5,451)
Net deferred tax liabilities	$(4,267)	$(4,232)

Tax Attributes. At December 31, 2022, FCX had (i) U.S. foreign tax credits of $1.5 billion that will expire between 2023 and 2027, (ii) U.S. federal NOLs of $5.5 billion that primarily expire between 2036 and 2037, of which $0.4 billion can be carried forward indefinitely, (iii) U.S. state NOLs of $10.5 billion that primarily expire between 2023 and 2042, (iv) Spanish NOLs of $0.5 billion that can be carried forward indefinitely and (v) Indonesia NOLs of $0.5 billion that expire between 2024 and 2026.

Valuation Allowances. On the basis of available information at December 31, 2022, including positive and negative evidence, FCX has provided valuation allowances for certain of its deferred tax assets where it believes it is more-likely-than-not that some portion or all of such assets will not be realized. Valuation allowances totaled $4.0 billion at December 31, 2022, and covered all of FCX’s U.S. foreign tax credits and U.S. federal NOLs, substantially all of its U.S. state NOLs, as well as a portion of its U.S. federal, state and foreign deferred tax assets and foreign NOLs.

The valuation allowance related to FCX’s U.S. foreign tax credits totaled $1.5 billion at December 31, 2022. FCX has operations in tax jurisdictions where statutory income taxes and withholding taxes are in excess of the U.S. federal income tax rate. Valuation allowances are recognized on foreign tax credits for which no benefit is expected to be realized.

The valuation allowance related to FCX’s U.S. federal, state and foreign NOLs totaled $1.8 billion and other deferred tax assets totaled $0.7 billion at December 31, 2022. NOLs and deferred tax assets represent future deductions for which a benefit will only be realized to the extent these deductions offset future income. FCX develops an estimate of which future tax deductions will be realized and recognizes a valuation allowance to the extent these deductions are not expected to be realized in future periods.

Valuation allowances will continue to be carried on U.S. foreign tax credits, U.S. federal, state and foreign NOLs and U.S. federal, state and foreign deferred tax assets, until such time that (i) FCX generates taxable income against which any of the assets, credits or NOLs can be used, (ii) forecasts of future income provide sufficient positive evidence to support reversal of the valuation allowances or (iii) FCX identifies a prudent and feasible means of securing the benefit of the assets, credits or NOLs that can be implemented.

The $102 million net decrease in the valuation allowances during 2022 is primarily related to $163 million of U.S. federal NOLs utilized during 2022, and a $22 million decrease related to expirations of U.S. foreign tax credits partially offset by an increase of $104 million, primarily associated with current year changes in U.S. federal temporary differences.

U.S. Inflation Reduction Act of 2022. In August 2022, the Act was signed into law, which includes, among other provisions, a new Corporate Alternative Minimum Tax (CAMT) of 15% on the adjusted financial statement income (AFSI) of corporations with average AFSI exceeding $1.0 billion over a three-year period, and a new excise tax of 1% on the fair market value of net corporate stock repurchases. The Act had no impact on FCX’s consolidated financial statements for the year ended December 31, 2022. The provisions of the Act are applicable to FCX beginning January 1, 2023. Additional guidance related to how the CAMT provisions of the Act will be applied or otherwise administered is yet to be released by the U.S. Department of the Treasury, and may differ from FCX’s interpretations. FCX will continue to analyze the impacts as additional guidance is released. FCX expects the CAMT provisions will impact its U.S. tax position, and may further limit its ability to benefit from its U.S. NOLs.

Other Events. In connection with the negative impacts of the COVID-19 pandemic on the global economy, governments throughout the world announced measures that are intended to provide tax and other financial relief. Such measures include the American Rescue Plan Act of 2021, enacted in March 2021, and the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), enacted in March 2020. None of these measures resulted in material impacts to FCX’s provision for income taxes for the years ended December 31, 2021 or 2020. However, certain provisions of the CARES Act provided FCX with the opportunity to accelerate collections of tax refunds, primarily those associated with the U.S. alternative minimum tax (AMT). FCX fully collected all outstanding U.S. AMT refunds of $24 million in 2021 and $244 million in 2020.

Indonesia Tax Matters. In 2018, PT-FI received unfavorable Indonesia Tax Court decisions with respect to its appeal of capitalized mine development costs on its 2012 and 2014 corporate income tax returns. PT-FI appealed those decisions to the Indonesia Supreme Court. In 2019, the Indonesia Supreme Court communicated an unfavorable ruling regarding the treatment of mine development costs on PT-FI’s 2014 tax return. During fourth-quarter 2019, PT-FI met with the Indonesia Tax Office and developed a framework for resolution of the disputed matters. On December 30, 2019, PT-FI made a payment of $250 million based on its understanding of the framework for resolution of disputes arising from the audits of the tax years 2012 through 2016, as well as tax years 2017 and 2018, and recorded net charges totaling $304 million for the year 2019.

During 2020, in connection with progress of the framework for resolution of the disputed matters, PT-FI recorded additional net charges of $46 million, including $9 million for non-deductible penalties recorded to other (expense) income, net and $35 million for non-deductible interest recorded to interest expense, net, and $2 million to provision for income tax expense.

During 2021, PT-FI participated in discussions with the Indonesia Tax Office regarding progress on the framework for resolution of disputes arising from the audits of tax years 2012 through 2016. As a result of these discussions and the revised positions taken by both the Indonesia Tax Office and PT-FI, FCX could no longer conclude a resolution of all of the disputed tax items at a more-likely-than-not threshold and PT-FI recorded additional net charges of $384 million, including $155 million for non-deductible penalties recorded to other income (expense), net, $43 million for non-deductible interest recorded to interest expense, net, and $186 million to provision for income tax expense.

During 2022, in conjunction with the framework for resolution of disputed matters and the closure of the 2018 corporate income tax audit, PT-FI recorded net charges of $13 million, including $5 million for non-deductible interest recorded to interest expense, net, and $8 million to provision for income taxes. PT-FI continues to engage with the Indonesia Tax Office in pursuit of clarification on certain aspects of the original framework for resolution of the disputed matters.

In conjunction with the issuance of Government Regulation Number 50 of 2022, which stipulates that objection, tax court, and judicial review verdicts issued after the issuance of the harmonization law qualify for reduced penalties, PT-FI recorded net credits totaling $69 million in 2022 (including a credit of $76 million recorded to other income (expense), net and a charge of $7 million to provision for income taxes), which mostly related to the disputed matters discussed above.

Peru Tax Matters. In 2016, the Peru parliament passed tax legislation that, in part, modified the applicable tax rates established in its 2014 tax legislation, which progressively decreased the corporate income tax rate to 26% in 2019 and thereafter, and also increased the dividend tax rate on distributions to 9.3% in 2019 and thereafter. Under the tax legislation, which was effective January 1, 2017, the corporate income tax rate was 29.5%, and the dividend tax rate on distributions of earnings was 5%. Cerro Verde’s current mining stability agreement subjects it to a stable income tax rate of 32% through the expiration of the agreement on December 31, 2028. The tax rate on dividend distributions is not stabilized by the agreement.

Chile Tax Matters. In 2014, the Chile legislature approved a tax reform package that implemented a dual tax system, which was amended in 2016. Under previous rules, FCX’s share of income from El Abra was subject to an effective 35% tax rate allocated between income taxes and dividend withholding taxes. Under the amended tax reform package, El Abra is subject to the “Partially-Integrated System,” resulting in FCX’s share of income from El Abra being subject to progressively increasing effective tax rates of 35% through 2019 and 44.5% in 2020 and thereafter. In 2017, the progression of increasing tax rates was delayed by the Chile legislature so that the 35% rate continued through 2021, increasing to 44.5% in 2022 and thereafter. In January 2020, the Chile legislature approved a tax reform package that would further delay the 44.5% rate until 2027 and thereafter.

In 2010, the Chile legislature approved an increase in mining royalty taxes to help fund earthquake reconstruction activities, education and health programs. Beginning in 2018, and through 2023 mining royalty rates at FCX’s El Abra mine are based on a sliding scale of 5% to 14% (depending on a defined operational margin).

Uncertain Tax Positions. Tax positions reflected in the consolidated financial statements are based on their technical merits, more-likely-than-not to be sustained upon examination by taxing authorities or have otherwise been effectively settled. Such tax positions reflect the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon settlement with the applicable taxing authority with full knowledge of all relevant information. FCX’s policy associated with uncertain tax positions is to record accrued interest in interest expense and accrued penalties in other income (expense), net rather than in the provision for income taxes.

A summary of the activities associated with FCX’s reserve for unrecognized tax benefits for the years ended December 31 follows.

	2022	2021	2020
Balance at beginning of year	$808	$474	$491
Additions:
Prior year tax positions	26	330	56
Current year tax positions	25	71	60
Decreases:
Prior year tax positions	(12)	(30)	(82)
Settlements with taxing authorities	(37)	(37)	(51)
Balance at end of year	$810	$808	$474

The total amount of accrued interest and penalties associated with unrecognized tax benefits was $551 million at December 31, 2022, primarily relating to unrecognized tax benefits associated with cost recovery methods and royalties and other related mining taxes, $620 million at December 31, 2021, and $307 million at December 31, 2020.

The reserve for unrecognized tax benefits of $810 million at December 31, 2022, included $689 million ($485 million net of income tax benefits and valuation allowances) that, if recognized, would reduce FCX’s provision for income taxes. Changes in the reserve for unrecognized tax benefits associated with current and prior-year tax positions were primarily related to uncertainties associated with FCX's tax treatment of cost recovery methods and various non-deductible costs. There continues to be uncertainty related to the timing of settlements with taxing authorities, but if additional settlements are agreed upon during the year 2023, FCX could experience a change in its reserve for unrecognized tax benefits.

FCX or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The tax years for FCX’s major tax jurisdictions that remain subject to examination are as follows:

Jurisdiction	Years Subject to Examination	Additional Open Years
U.S. Federal	2017-2018	2014-2016, 2019-2022
Indonesia	2012-2017	2020-2022
Peru	-	2017-2022
Chile	2020-2021	2019,2022

NOTE 12.  CONTINGENCIES
Environmental. FCX subsidiaries are subject to various national, state and local environmental laws and regulations that govern emissions of air pollutants; discharges of water pollutants; generation, handling, storage and disposal of hazardous substances, hazardous wastes and other toxic materials; and remediation, restoration and reclamation of environmental contamination. FCX subsidiaries that operate in the U.S. also are subject to potential liabilities arising under CERCLA and similar state laws that impose responsibility on current and previous owners and operators of a facility for the remediation of hazardous substances released from the facility into the environment, including damages to natural resources, in some cases irrespective of when the damage to the environment occurred or who caused it. Remediation liability also extends to persons who arranged for the disposal of hazardous substances or transported the hazardous substances to a disposal site selected by the transporter. These liabilities are often shared on a joint and several basis, meaning that each responsible party is fully responsible for the remediation if some or all of the other historical owners or operators no longer exist, do not have the financial ability to respond or cannot be found. As a result, because of FCX’s acquisition of FMC, many of the subsidiary companies FCX now owns are responsible for a wide variety of environmental remediation projects throughout the U.S., and FCX expects to spend substantial sums annually for many years to address those remediation issues. Certain FCX subsidiaries have been advised by the U.S. Environmental Protection Agency (EPA), the Department of the Interior, the Department of Agriculture and various state agencies that, under CERCLA or similar state laws and regulations, they may be liable for costs of responding to environmental conditions at a number of sites that have been or are being investigated to determine whether releases of hazardous substances have occurred and, if so, to develop and implement remedial actions to address environmental concerns. FCX is also subject to claims where the release of hazardous substances is alleged to have damaged natural resources (NRD) and to litigation by individuals allegedly exposed to hazardous substances. As of December 31, 2022, FCX had more than 100 active remediation projects, including NRD claims, in 24 U.S. states. The aggregate environmental obligation for approximately 60% of the active remediation projects totaled less than $20 million at December 31, 2022.

A summary of changes in estimated environmental obligations for the years ended December 31 follows:

	2022	2021	2020
Balance at beginning of year	$1,664	$1,584	$1,561
Accretion expense[a]	110	104	102
Additions[b]	57	60	38
Reductions[b]	(14)	(20)	(58)
Spending	(77)	(64)	(59)
Balance at end of year	1,740	1,664	1,584
Less current portion	(125)	(64)	(83)
Long-term portion	$1,615	$1,600	$1,501
a.Represents accretion of the fair value of environmental obligations assumed in the acquisition of FMC, which were determined on a discounted cash flow basis.
b.Adjustments to environmental obligations are charged to operating income. Adjustments primarily reflect revisions for changes in the anticipated scope and timing of projects and other noncash adjustments.

Estimated future environmental cash payments (on an undiscounted and de-escalated basis) total $3.7 billion, including $125 million in 2023, $120 million in 2024, $93 million in 2025, $100 million in 2026, $97 million in 2027 and $3.2 billion thereafter. The amount and timing of these estimated payments will change as a result of changes in regulatory requirements, changes in scope and timing of remediation activities, the settlement of environmental matters and as actual spending occurs.

At December 31, 2022, FCX’s environmental obligations totaled $1.7 billion, including $1.6 billion recorded on a discounted basis for those obligations assumed in the FMC acquisition at fair value. FCX estimates it is reasonably possible that these obligations could range between $3.3 billion and $4.1 billion on an undiscounted and de-escalated basis.

At December 31, 2022, the most significant environmental obligations were associated with the Pinal Creek site in Arizona; the Newtown Creek site in New York City; historical smelter sites principally located in Arizona, Indiana, Kansas, Missouri, New Jersey, Oklahoma and Pennsylvania; and uranium mining sites in the western U.S. The recorded environmental obligations for these sites totaled $1.5 billion at December 31, 2022. FCX may also be subject to litigation brought by private parties, regulators and local governmental authorities related to these historical sites. A discussion of these sites follows.

Pinal Creek. The Pinal Creek site was listed under the Arizona Department of Environmental Quality’s (ADEQ) Water Quality Assurance Revolving Fund program in 1989 for contamination in the shallow alluvial aquifers within the Pinal Creek drainage near Miami, Arizona. Since that time, environmental remediation has been performed by members of the Pinal Creek Group, consisting of Freeport-McMoRan Miami Inc. (Miami), an indirect wholly owned subsidiary of FCX, and two other companies. Pursuant to a 2010 settlement agreement, Miami agreed to take full responsibility for future groundwater remediation at the Pinal Creek site, with limited exceptions. Remediation work consisting of groundwater extraction and treatment plus source control capping is expected to continue for many years. FCX’s environmental liability balance for this site was $437 million at December 31, 2022.

Newtown Creek. From the 1930s until 1964, Phelps Dodge Refining Corporation (PDRC), an indirect wholly owned subsidiary of FCX, operated a copper smelter, and from the 1930s until 1984, a copper refinery, on the banks of Newtown Creek (the creek), which is a 3.5-mile-long waterway that forms part of the boundary between Brooklyn and Queens in New York City. Heavy industrial uses on and around the creek and discharges from the City of New York’s sewer system over more than a century resulted in significant environmental contamination of the waterway. In 2010, EPA notified PDRC, four other companies and the City of New York that EPA considers them PRPs under CERCLA. The notified parties began working with EPA to identify other PRPs. In 2010, EPA designated the creek as a Superfund site, and in 2011, PDRC and four other companies (the Newtown Creek Group, NCG) and the City of New York entered an Administrative Order on Consent to perform a remedial investigation/feasibility study (RI/FS) to assess the nature and extent of environmental contamination in the creek and identify remedial options. The NCG’s RI/FS work and efforts to identify other PRPs are ongoing. The NCG submitted a final draft RI report to EPA in December 2022. The NCG expects to submit a draft FS report to EPA in late 2025 and currently expects EPA to select a creek-wide remedy in 2028, with the actual remediation construction starting several years later. In early 2022, EPA asked the NCG to develop and evaluate remedial alternatives for an early action in the East Branch tributary of the creek. FCX’s environmental liability balance for this site was $338 million at December 31, 2022. The final costs of fulfilling this remedial obligation and the allocation of costs among PRPs are uncertain and subject to change based on the results of the RI/FS, the remedy ultimately selected by EPA and related allocation determinations. Changes to the overall cost of this remedial obligation and the portion ultimately allocated to PDRC could be material to FCX.

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

FCX’s environmental liability balance for historical smelter sites, including in the Borough of Carteret, New Jersey, was $268 million at December 31, 2022.

On January 30, 2017, a putative class action titled Juan Duarte, Betsy Duarte and N.D., Infant, by Parents and Natural Guardians Juan Duarte and Betsy Duarte, Leroy Nobles and Betty Nobles, on behalf of themselves and all others similarly situated v. United States Metals Refining Company, Freeport-McMoRan Copper & Gold Inc. and Amax Realty Development, Inc., Docket No. 734-17, was filed in the Superior Court of New Jersey against USMR, FCX, and Amax Realty Development, Inc. The defendants removed this litigation to the U.S. District Court for the District of New Jersey, where it remains pending, and FMC was added as a defendant. The suit alleges that USMR generated and disposed of smelter waste at the site and allegedly released contaminants on-site and off-site through discharges to surface water and air emissions over a period of decades and seeks unspecified compensatory and punitive damages for economic losses, including diminished property values, additional soil investigation and remediation and other damages. In September 2022, the parties completed re-briefing on the plaintiffs’ motion for class certification. The judge indicated in late 2022 that there likely would not be a decision on class certification until late 2023 or 2024. In December 2022, the parties reached an agreement in principle to settle the class action suit and individual claims by some property owners outside the settlement class area. The potential settlement (if effected in accordance with the agreement in principle) would not have a material effect on our financial condition, results of operations or cash flows. However, there can be no assurance that a settlement will be reached and, if an agreement among the parties is reached, the implementation of a settlement would require, among other things, court approval. Given the uncertainties and complexities involved, FCX continues to prepare for trial and intends to vigorously defend the matter.

Uranium Mining Sites. During a period between 1940 and the early 1980s, certain FCX subsidiaries and their predecessors were involved in uranium exploration and mining in the western U.S., primarily on federal and tribal lands in the Four Corners region of the southwest. Similar exploration and mining activities by other companies have also caused environmental impacts warranting remediation.

In 2017, the Department of Justice, EPA, Navajo Nation, and two FCX subsidiaries reached an agreement regarding the financial contribution of the U.S. Government and the FCX subsidiaries and the scope of the environmental investigation and remediation work for 94 former uranium mining sites on tribal lands. Under the terms of the Consent Decree executed in May 2017, and approved by the U.S. District Court for the District of Arizona, the U.S. contributed $335 million into a trust fund to cover the government’s initial share of the costs, and FCX’s subsidiaries are proceeding with the environmental investigation and remediation work at the 94 sites. The program is expected to take more than 20 years to complete. In 2020, FCX reduced its associated obligation and recorded a $47 million credit to operating income to reflect the discounting effect of the recent and expected pace of project work under post-COVID-19 pandemic conditions. By letter dated September 29, 2021, EPA informed an FCX subsidiary that it does not expect to have funds sufficient to remediate sites covered by a bankruptcy settlement with Tronox and EPA considers a subsidiary of FCX to be potentially liable for 23 of these sites. However, based on recently available information from EPA, it is currently considered unlikely that EPA will deplete the available settlement dollars, at least in the near-term, and seek additional funds from FCX.

FCX is also conducting site surveys of historical uranium mining claims associated with FCX subsidiaries on non-tribal federal lands in the Four Corners region. Under a memorandum of understanding with the U.S. Bureau of Land Management (BLM), site surveys are being performed on approximately 15,000 mining claims, ranging from undisturbed claims to claims with mining features. Based on these surveys, BLM has issued no further action determinations for certain undisturbed claims. A similar agreement is in place with the U.S. Forest Service for mine features on U.S. Forest Service land. Either BLM or the U.S. Forest Service may request additional assessment or remediation activities for other claims with mining features. FCX will update this obligation when it has a sufficient number of remedy decisions from the BLM or the U.S. Forest Service to support a reasonably certain range of outcomes. FCX expects it will take several years to complete this work.

FCX’s environmental liability balance for the uranium mining sites was $439 million at December 31, 2022.

AROs. FCX’s ARO estimates are reflected on a third-party cost basis and are based on FCX’s legal obligation to retire tangible, long-lived assets. A summary of changes in FCX’s AROs for the years ended December 31 follows:

	2022		2021		2020
Balance at beginning of year	$2,716		$2,472		$2,505
Liabilities incurred	9		2		7
Settlements and revisions to cash flow estimates, net	381	[a]	331	[a]	(13)
Accretion expense	134		112		131
Dispositions	—		—		(2)
Spending	(197)		(201)		(156)
Balance at end of year	3,043		2,716		2,472
Less current portion	(195)		(200)		(268)
Long-term portion	$2,848		$2,516		$2,204
a.Includes adjustments at PT-FI, Morenci and Bagdad totaling $314 million for the year 2022 and adjustments at PT-FI totaling $397 million for the year 2021, see further discussion below.

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

Financial Assurance. New Mexico, Arizona, Colorado and other states, as well as federal regulations governing mine operations on federal land, require financial assurance to be provided for the estimated costs of mine reclamation and closure, including groundwater quality protection programs. FCX has satisfied financial assurance requirements by using a variety of mechanisms, primarily involving parent company performance guarantees and financial capability demonstrations, but also including trust funds, surety bonds, letters of credit and other collateral. The applicable regulations specify financial strength tests that are designed to confirm a company’s or guarantor’s financial capability to fund estimated reclamation and closure costs. The amount of financial assurance FCX subsidiaries are required to provide will vary with changes in laws, regulations, reclamation and closure requirements, and cost estimates. At December 31, 2022, FCX’s financial assurance obligations associated with these U.S. mine closure and reclamation/restoration costs totaled $1.5 billion, of which $0.9 billion was in the form of guarantees issued by FCX and FMC. At December 31, 2022, FCX had trust assets totaling $0.2 billion (included in other assets), which are legally restricted to be used to satisfy its financial assurance obligations for its mining properties in New Mexico. In addition, FCX subsidiaries have financial assurance obligations for its oil and gas properties associated with plugging and abandoning wells and facilities totaling $0.4 billion. Where oil and gas guarantees associated with the Bureau of Ocean Energy Management do not include a stated cap, the amounts reflect management’s estimates of the potential exposure.

New Mexico Environmental and Reclamation Programs. FCX’s New Mexico operations are regulated under the New Mexico Water Quality Act and regulations adopted by the Water Quality Control Commission. In connection with discharge permits, the New Mexico Environment Department (NMED) has required each of these operations to submit closure plans for NMED’s approval. The closure plans must include measures to assure meeting applicable groundwater quality standards following the closure of discharging facilities and to abate groundwater or surface water contamination to meet applicable standards. FCX’s New Mexico operations also are subject to regulation under the 1993 New Mexico Mining Act (the Mining Act) and the related rules that are administered by the Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department. Under the Mining Act, mines are required to obtain approval of reclamation plans. The agencies approved updates to the closure plan and financial assurance instruments and completed a permit renewal for Chino in 2020 and Tyrone in 2021. At December 31, 2022, FCX had accrued reclamation and closure costs of $534 million for its New Mexico operations. Additional accruals may be required based on the state’s periodic review of FCX’s updated closure plans and any resulting permit conditions, and the amount of those accruals could be material.

Arizona Environmental and Reclamation Programs. FCX’s Arizona operations are subject to regulatory oversight by the ADEQ. ADEQ has adopted regulations for its aquifer protection permit (APP) program that require permits for, among other things, certain facilities, activities and structures used for mining, leaching, concentrating and smelting, and require compliance with aquifer water quality standards during operations and closure. An application for an APP requires a proposed closure strategy that will meet applicable groundwater protection requirements following cessation of operations and an estimate of the implementation cost, with a more detailed closure plan required at the time operations cease. A permit applicant must demonstrate its financial ability to meet the closure costs approved by ADEQ. Closure costs for facilities covered by APPs are required to be updated every six years and financial assurance mechanisms are required to be updated every two years. During 2022, the Morenci and Bagdad mines increased their AROs by $118 million and $65 million, respectively, associated with their updated closure strategies and plans for stockpiles and tailings impoundments that were submitted to ADEQ for approval. FCX will continue evaluating and, as necessary, updating its closure plans and closure cost estimates at other Arizona sites, and any such updates may also result in increased costs that could be significant.

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

At December 31, 2022, FCX had accrued reclamation and closure costs of $581 million for its Arizona operations.

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

As of December 31, 2022, FCX had accrued reclamation and closure costs of $162 million for its Colorado operations

Chile Reclamation and Closure Programs. El Abra is subject to regulation under the Mine Closure Law administered by the Chile Mining and Geology Agency. In compliance with the requirement for five-year updates, in November 2018, El Abra submitted an updated plan with closure cost estimates based on the existing approved closure plan. Approval of the updated closure plan and cost estimates was received in August 2020, and did not result in a material increase to closure costs. At December 31, 2022, FCX had accrued reclamation and closure costs of $98 million for its El Abra operation.

Peru Reclamation and Closure Programs. Cerro Verde is subject to regulation under the Mine Closure Law administered by the Peru Ministry of Energy and Mines. Under the closure regulations, mines must submit a closure plan that includes the reclamation methods, closure cost estimates, methods of control and verification, closure and post-closure plans, and financial assurance. In compliance with the requirement for five-year updates, Cerro Verde is preparing to submit its updated closure plan and cost estimate in February 2023. At December 31, 2022, FCX had accrued reclamation and closure costs of $171 million for its Cerro Verde operation, which includes preliminary cost estimates associated with Cerro Verde’s updated closure plan.

Indonesia Reclamation and Closure Programs. The ultimate amount of reclamation and closure costs to be incurred at PT-FI’s operations will be determined based on applicable laws and regulations and PT-FI’s assessment of appropriate remedial activities under the circumstances, after consultation with governmental authorities, affected local residents and other affected parties and cannot currently be projected with precision. Some reclamation costs will be incurred during mining activities, while the remaining reclamation costs will be incurred at the end of mining activities, which are currently estimated to continue through 2041. In 2021, the construction time frame for reclamation of the West Wanagon overburden stockpile was extended from 2025 to 2029 because safety constraints for working in steep and difficult terrain has reduced labor and equipment operating efficiencies. The time frame extension resulted in longer and escalating fixed costs, combined with additional anticipated volumes of stockpile material to be moved. In 2022, estimated costs associated with West Wanagon slope stabilization remediation and reclamation activities increased primarily as a result of increased material needed for stockpile stabilization and increased costs for equipment, operations and maintenance, increased manpower/headcount allocation and contractor/consultant cost impacts. As a result of these changes, ARO adjustments of $131 million were recorded in 2022 (of which $116 million related to the depleted Grasberg open pit and charged to production and delivery costs) and $397 million in 2021 (of which $340 million related to the depleted Grasberg open pit and charged to production and delivery costs). At December 31, 2022, FCX had accrued reclamation and closure costs of $1.1 billion for its PT-FI operations.

Indonesia government regulations issued in 2010 require a company to provide a mine closure guarantee in the form of a time deposit placed in a state-owned bank in Indonesia. At December 31, 2022, PT-FI had restricted time deposits totaling $103 million for mine closure and reclamation guarantees.

Oil and Gas Properties. Substantially all of FM O&G’s oil and gas leases require that, upon termination of economic production, the working interest owners plug and abandon non-producing wellbores, remove equipment and facilities from leased acreage, and restore land in accordance with applicable local, state and federal laws. Following several sales transactions, FM O&G’s remaining operating areas primarily include offshore California and the Gulf of Mexico (GOM). As of December 31, 2022, FM O&G AROs cover approximately 110 wells and 105 platforms and other structures and it had accrued reclamation and closure costs of $328 million.

Litigation. In addition to the material pending legal proceedings discussed below and above under “Environmental,” we are involved periodically in ordinary routine litigation incidental to our business, some of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. SEC regulations require us to disclose environmental proceedings involving a governmental authority if we reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. Pursuant to the SEC regulations, we use a threshold of $1 million for purposes of determining whether disclosure of any such environmental proceedings is required. Management does not believe, based on currently available information, that the outcome of any current pending legal proceeding will have a material adverse effect on FCX’s financial condition, although individual or cumulative outcomes could be material to FCX’s operating results for a particular period, depending on the nature and magnitude of the outcome and the operating results for the period.

Louisiana Parishes Coastal Erosion Cases. Certain FCX affiliates were named as defendants, in 13 cases filed in Louisiana state courts by six south Louisiana parishes (Cameron, Jefferson, Plaquemines, St. Bernard, St. John the Baptist and Vermilion), alleging that certain oil and gas exploration and production operations and sulfur mining and production operations in coastal Louisiana contaminated and damaged coastal wetlands and caused significant land loss along the Louisiana coast. The state of Louisiana, through the Attorney General and separately through the Louisiana Department of Natural Resources, intervened in the litigation in support of the parishes’ claims. Certain FCX affiliates were named as defendants in two of the five cases that had been set for trial, both originally filed on November 8, 2013: Parish of Plaquemines v. ConocoPhillips Company et al., 25th Judicial District Court, Plaquemines Parish, Louisiana; No. 60-982, Div. B and Parish of Plaquemines v. Hilcorp Energy Company et al., 25th Judicial District Court, Plaquemines Parish, Louisiana; No. 60-999, Div. B. In 2019, affiliates of FCX reached an agreement in principle to settle all 13 cases, and as of October 2022, all parties have executed the settlement agreement. The settlement agreement does not include any admission of liability by FCX or its affiliates. FCX recorded a charge in 2019 for the initial payment of $15 million, which FCX expects to pay in trust to later be deposited into a newly formed Coastal Zone Recovery Fund (the Fund) if the state of Louisiana passes enabling legislation to establish the Fund within three years of execution of the settlement agreement. Upon payment of the $15 million, the FCX affiliates will be fully released and dismissed from all 13 pending cases. The maximum out-of-pocket settlement payment will be $23.5 million, including the initial $15 million payment. The settlement agreement will also require the FCX affiliates to pay into the Fund twenty annual installments of $4.25 million beginning in 2023 provided the state of Louisiana passes the enabling legislation. The first two of those annual installments are conditioned only on the enactment of the enabling legislation within three years of execution of the settlement agreement, but all subsequent installments are also conditioned on the FCX affiliates receiving simultaneous reimbursement on a dollar-for-dollar basis from the proceeds of environmental credit sales generated by the Fund, resulting in the $23.5 million maximum total payment obligation.

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

Cyprus Mines has contractual indemnification rights, subject to limited reservations, against Imerys, which historically acknowledged those indemnification obligations and took responsibility for all cases tendered to it. However, in February 2019, Imerys filed for Chapter 11 bankruptcy protection, which triggered an immediate automatic stay under the federal bankruptcy code prohibiting any party from continuing or initiating litigation or asserting new claims against Imerys. As a result, Imerys stopped defending the talc lawsuits against Cyprus Mines and CAMC. In addition, Imerys took the position that it alone owns, and has the sole right to access, the proceeds of the legacy insurance coverage of Cyprus Mines and CAMC for talc liabilities. In March 2019, Cyprus Mines and CAMC challenged this position and obtained emergency relief from the bankruptcy court to gain access to the insurance until the question of ownership and contractual access could be decided in an adversary proceeding before the bankruptcy court, which is currently on hold.

In January 2021, Imerys filed the form of a settlement and release agreement to be entered into by CAMC, Cyprus Mines, FCX, Imerys and the other debtors, tort claimants’ committee and future claims representative in the Imerys bankruptcy. In accordance with the global settlement, among other things, (1) CAMC will pay a total of $130 million in cash to a settlement trust in seven annual installments, which will be guaranteed by FCX, and (2) CAMC and Cyprus Mines and their affiliates will contribute to the settlement trust all rights that they have to the proceeds of certain legacy insurance policies as well as indemnity rights they have against Johnson & Johnson, and Imerys also obtained an injunction temporarily staying approximately 950 talc lawsuits against CAMC and Cyprus Mines, which has been extended through July 2023. The interim stay is a component of the global settlement but there can be no assurance that the bankruptcy court will continue to impose the interim stay.

As part of the global settlement, Cyprus Mines filed for Chapter 11 bankruptcy protection in February 2021. In connection with executing the settlement and release agreement, FCX concluded that it has a probable loss and, in 2020, recorded a $130 million charge to environmental obligations and shutdown costs.

Mediation to resolve open issues in the Imerys and Cyprus Mines bankruptcy cases, including the adequacy of the global settlement, is ongoing, and FCX expects it to continue at least through first-quarter 2023.

FCX’s global settlement is subject to, among other things, votes by claimants in both the Imerys and Cyprus Mines bankruptcy cases as well as bankruptcy court approvals in both cases, and there can be no assurance that the global settlement will be successfully implemented. FCX has a $130 million liability balance at December 31, 2022, associated with the proposed settlement.

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

Cerro Verde Royalty Dispute. SUNAT (National Superintendency of Customs and Administration) assessed mining royalties on ore processed by the Cerro Verde concentrator for the period from December 2006 to December 2013. No royalty assessments were issued for the years after 2013, as Cerro Verde began paying royalties on all of its production in January 2014 under its new 15-year stability agreement. Cerro Verde contested each of these assessments because it believes that its 1998 stability agreement exempts from royalties all minerals extracted from its mining concession, irrespective of the method used for processing such minerals. During 2021, Cerro Verde paid the balance of its royalty dispute liabilities and has no remaining exposure associated with the royalty dispute with the Peruvian tax authorities.

On February 28, 2020, FCX filed on its own behalf and on behalf of Cerro Verde international arbitration proceedings against the Peruvian government under the United States-Peru Trade Promotion Agreement. The hearing on the merits is scheduled to take place in May 2023. In April 2020, SMM Cerro Verde Netherlands B.V. (SMM Cerro Verde), another shareholder of Cerro Verde, filed parallel international arbitration proceedings against the Peruvian government under the Netherlands-Peru Bilateral Investment Treaty. SMM Cerro Verde’s hearing on the merits took place in February 2023. No amounts have been recorded for potential gain contingencies associated with the international arbitration proceedings.

Other Peru Tax Matters. Cerro Verde has also received assessments from SUNAT for additional taxes, penalties and interest related to various audit exceptions for income and other taxes. Cerro Verde has filed or will file objections to the assessments because it believes it has properly determined and paid its taxes. A summary of these assessments follows:

Tax Year	Tax Assessment	Penalties and Interest	Total
2003 to 2008	$48	$130	$178
2009	56	52	108
2010	54	125	179
2011 and 2012	42	73	115
2013	48	66	114
2014 to 2017	73	30	103
	$321	$476	$797

As of December 31, 2022, Cerro Verde had paid $741 million on these disputed tax assessments. A reserve has been applied against these payments totaling $408 million, resulting in a net receivable of $333 million (included in other assets), which Cerro Verde believes is collectible.

Cerro Verde’s income tax assessments, penalties and interest included in the table above totaled $0.7 billion at December 31, 2022, of which $0.4 billion has not been charged to expense.

Indonesia Tax Matters. PT-FI has received assessments from the Indonesia tax authorities for additional taxes and interest related to various audit exceptions for income and other taxes. PT-FI has filed objections to the assessments because it believes it has properly determined and paid its taxes. Excluding surface water tax assessments discussed below and the Indonesia government’s previous imposition of a 7.5% export duty that PT-FI paid under protest during the period April 2017 to December 21, 2018 (refer to Note 13), a summary of these assessments, including potential penalties follows:

Tax Year	Tax Assessment	Penalties and Interest	Total
2005	$62	$29	$91
2007	45	22	67
2012 and 2013	41	41	82
2014 and 2015	108	—	108
2016	257	336	593
2017	7	2	9
	$520	$430	$950

As of December 31, 2022, PT-FI had paid $193 million on these disputed tax assessments. A reserve has been applied against these payments totaling $181 million, resulting in a net receivable of $12 million (included in other assets), which PT-FI believes is collectible.

PT-FI’s income tax assessments, penalties and interest included in the table above totaled $0.9 billion at December 31, 2022, of which $0.4 billion has not been charged to expense.

Surface Water Taxes. PT-FI received assessments from the local regional tax authority in Central Papua, Indonesia, for additional taxes and penalties related to surface water taxes for the period from January 2011 through December 2018. As a result, PT-FI offered to pay one trillion rupiah to settle these historical surface water tax disputes and charged $69 million to production and delivery costs in 2018. In 2019, PT-FI agreed to a final settlement of 1.394 trillion rupiah (approximately $99 million) and recorded an incremental charge of $28 million. PT-FI paid 708.5 billion rupiah ($50 million) in October 2019, and paid the balance of 685.5 billion rupiah ($48 million) during 2021.

Withholding Tax Assessments. In January 2019, the Indonesia Supreme Court rendered an unfavorable decision related to a PT-FI 2005 withholding tax matter. PT-FI had also received an unfavorable Indonesia Supreme Court decision in November 2017. PT-FI currently has other pending cases at the Indonesia Supreme Court related to withholding taxes for employees and other service providers for the year 2005 and the year 2007, which total $42 million (based on the exchange rate as of December 31, 2022, and included in accounts payable and accrued liabilities in the consolidated balance sheet at December 31, 2022), including penalties and interest.

Smelter Development Progress. In January 2021, the Indonesia government levied an administrative fine of $149 million for the period from March 30, 2020, through September 30, 2020, on PT-FI for failing to achieve physical development progress on its greenfield smelter as of July 31, 2020. On January 13, 2021, PT-FI responded to the Indonesia government objecting to the fine because of events outside of its control causing a delay of the greenfield smelter’s development progress. PT-FI believes that its communications during 2020 with the Indonesia government were not properly considered before the administrative fine was levied.

In June 2021, the Indonesia government issued a ministerial decree for the calculation of an administrative fine for lack of smelter development in light of the COVID-19 pandemic, and in 2021, PT-FI recorded charges totaling $16 million for a potential settlement of the administrative fine. In January 2022, the Indonesia government submitted a new estimate of the administrative fine totaling $57 million, and in March 2022, PT-FI paid the administrative fine and recorded an additional charge of $41 million. Based on PT-FI’s revised smelter construction schedule, PT-FI does not believe any additional fines should be applied and will dispute any attempts by the Indonesia government to levy additional fines, which could be significant.

PT-FI and PT Smelting Export Licenses. Indonesia regulations require PT-FI and PT Smelting to renew their export licenses annually (PT-FI’s export license for copper concentrate is subject to review by the Indonesia government every six months, depending on greenfield smelter construction progress). PT-FI’s current export license is scheduled for renewal in March 2023, and PT-FI is preparing its renewal application. PT Smelting’s current anodes slimes export license expires in November 2023.

While PT-FI's special mining license (IUPK) provides that exports continue through 2023 (subject to force majeure considerations), recent press reports have indicated that the Indonesia government is considering a ban of copper concentrate exports effective in June 2023 under regulations that were issued in 2020 and 2021. In addition, PT Smelting exports may also be restricted (contrary to the expiration date of PT Smelting’s current export license noted above). PT-FI plans to work cooperatively with the Indonesia government to continue exports as required until the smelter is fully commissioned.

Letters of Credit, Bank Guarantees and Surety Bonds.  Letters of credit and bank guarantees totaled $312 million at December 31, 2022, primarily associated with environmental obligations, AROs and for copper concentrate shipments from PT-FI to Atlantic Copper as required by Indonesia regulations. In addition, FCX had surety bonds totaling $488 million at December 31, 2022, primarily associated with environmental obligations and AROs.

Insurance.  FCX purchases a variety of insurance products to mitigate potential losses, which typically have specified deductible amounts or self-insured retentions and policy limits. FCX generally is self-insured for U.S. workers’ compensation, but purchases excess insurance up to statutory limits. An actuarial analysis is performed twice a year on the various casualty insurance programs covering FCX’s U.S.-based mining operations, including workers’ compensation, to estimate expected losses. At December 31, 2022, FCX’s liability for expected losses under these insurance programs totaled $62 million, which consisted of a current portion of $10 million (included in accounts payable and accrued liabilities) and a long-term portion of $52 million (included in other liabilities). In addition, FCX has receivables of $23 million (a current portion of $5 million included in other accounts receivable and a long-term portion of $18 million included in other assets) for expected claims associated with these losses to be filed with insurance carriers.

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

NOTE 13.  COMMITMENTS AND GUARANTEES
Leases. The components of FCX’s leases presented in the consolidated balance sheet for the years ended December 31 follow:

	December 31,
	2022	2021
Lease right-of-use assets (included in property, plant, equipment and mine development costs, net)	$342	$337

Short-term lease liabilities (included in accounts payable and accrued liabilities)	$38	$38
Long-term lease liabilities (included in other liabilities)[a]	294	281
Total lease liabilities	$332	$319
a.Includes a land lease by PT-FI for the greenfield smelter totaling $141 million at December 31, 2022 and $126 million at December 31, 2021. This is FCX’s only significant finance lease.

Operating lease costs, primarily included in production and delivery expense in the consolidated statements of income, for the years ended December 31 follow:

	2022	2021	2020

Operating leases	$46	$42	$42
Variable and short-term leases	84	62	74
Total operating lease costs	$130	$104	$116

FCX payments included in operating cash flows for its lease liabilities totaled $41 million in 2022, $54 million in 2021 and $36 million in 2020. FCX payments included in financing cash flows for its lease liabilities totaled $7 million in 2022, $25 million in 2021 and $4 million in 2020. As of December 31, 2022, the weighted-average discount rate used to determine the lease liabilities was 4.1% (4.2% as of December 31, 2021) and the weighted-average remaining lease term was 12.0 years (12.4 years as of December 31, 2021).

The future minimum payments for leases presented in the consolidated balance sheet at December 31, 2022, follow:

2023	$48
2024	85
2025	34
2026	29
2027	24
Thereafter	186
Total payments	406
Less amount representing interest	(74)
Present value of net minimum lease payments	332
Less current portion	(38)
Long-term portion	$294

Contractual Obligations.  At December 31, 2022, based on applicable prices on that date, FCX has unconditional purchase obligations (including take-or-pay contracts with terms less than one year) of $4.8 billion, primarily comprising the procurement of copper concentrate ($3.6 billion), transportation services ($0.5 billion) and electricity ($0.3 billion). Some of FCX’s unconditional purchase obligations are settled based on the prevailing market rate for the service or commodity purchased. In some cases, the amount of the actual obligation may change over time because of market conditions. Obligations for copper concentrate provide for deliveries of specified volumes to Atlantic Copper at market-based prices. Transportation obligations are primarily for South America contracted ocean freight. Electricity obligations are primarily for long-term power purchase agreements in North America and contractual minimum demand at the South America mines.

FCX’s unconditional purchase obligations total $1.6 billion in 2023, $1.5 billion in 2024, $1.0 billion in 2025, $0.3 billion in 2026, $0.1 billion in 2027 and $0.3 billion thereafter. During the three-year period ended December 31, 2022, FCX fulfilled its minimum contractual purchase obligations.

IUPK - Indonesia. In December 2018, FCX completed the 2018 Transaction with the Indonesia government regarding PT-FI’s long-term mining rights and share ownership. Concurrent with the closing of the 2018 Transaction, the Indonesia government granted PT-FI an IUPK to replace its former Contract of Work, enabling PT-FI to conduct operations in the Grasberg minerals district through 2041. Under the terms of the IUPK, PT-FI was granted an extension of mining rights through 2031, with rights to extend mining rights through 2041, subject to PT-FI completing the development of additional smelting capacity in Indonesia by the end of 2023 (an extension of which has been requested as a result of COVID-19 mitigation measures, subject to the approval of the Indonesia government, refer to Note 12), and fulfilling its defined fiscal obligations to the Indonesia government. The IUPK, and related documentation, contains legal and fiscal terms and is legally enforceable through 2041, assuming the additional extension is received. In addition, FCX, as a foreign investor, has rights to resolve investment disputes with the Indonesia government through international arbitration.

The key fiscal terms set forth in the IUPK include a 25% corporate income tax rate, a 10% profits tax on net income, and royalty rates of 4% for copper, 3.75% for gold and 3.25% for silver. PT-FI’s royalties charged against revenues totaled $357 million in 2022, $319 million in 2021 and $160 million in 2020.

Dividend distributions from PT-FI to FCX totaled $2.5 billion in 2022 and $1.0 billion in 2021 and are subject to a 10% withholding tax. There were no dividend distributions from PT-FI to FCX in 2020.

The IUPK requires PT-FI to pay export duties of 5%, declining to 2.5% when smelter development progress exceeds 30% and eliminated when development progress for additional smelting capacity in Indonesia exceeds 50%. In December 2022, PT-FI received approval, based on construction progress achieved, for a reduction in export duties from 5% to 2.5%, which was effective immediately. At December 31, 2022, construction of the greenfield smelter was approximately 50% complete. PT-FI’s export duties totaled $325 million in 2022, $218 million in 2021 and $92 million in 2020. Upon receiving verification and approval from the Indonesia government that construction progress has exceeded 50%, PT-FI expects export duties may be eliminated.

Beginning in 2019, the IUPK also requires PT-FI to pay surface water taxes of $15 million annually, which are recognized in production and delivery costs.

In connection with a memorandum of understanding previously entered into with the Indonesia government in July 2014, PT-FI provided an assurance bond to support its commitment to construct a greenfield smelter in Indonesia ($133 million based on exchange rate as of December 31, 2022).

Chiyoda Contract. In July 2021, PT-FI awarded a construction contract to Chiyoda for the construction of a greenfield smelter in Gresik, Indonesia with an estimated contract cost of $2.8 billion. The smelter is expected to be commissioned during 2024.

Indemnification. The PT-FI divestment agreement, discussed in Note 3, provides that FCX will indemnify MIND ID and PTI from any losses (reduced by receipts) arising from any tax disputes of PT-FI disclosed to MIND ID in a Jakarta, Indonesia tax court letter limited to PTI’s respective percentage share at the time the loss is finally incurred. Any net obligations arising from any tax settlement would be paid on December 21, 2025. FCX had accrued $74 million as of December 31, 2022, and $78 million as of December 31, 2021, (included in other liabilities in the consolidated balance sheets) related to this indemnification.

Community Development Programs.  FCX has adopted policies that govern its working and engagement relationships with the communities where it operates. These policies are designed to guide FCX’s practices and programs in a manner that respects and promotes basic human rights and the culture of the local people impacted by FCX’s operations. FCX continues to make significant expenditures on community development, education, health, training, and cultural programs.

PT-FI provides funding and technical assistance to support various community development programs in areas such as health, education, economic development and local infrastructure. In 1996, PT-FI established a social investment fund with the aim of contributing to social and economic development in the Mimika Regency. Prior to 2019, the fund was mainly managed by the Amungme and Kamoro Community Development Organization, a community-led institution. In 2019, a new foundation, the Amungme and Kamoro Community Empowerment Foundation (Yayasan Pemberdayaan Masyarakat Amungme dan Kamoro, or YPMAK) was established, and in 2020, PT-FI appointed YPMAK to assist in distributing a significant portion of PT-FI’s funding to support the development and empowerment of the local indigenous Papuan people. YPMAK is governed by a Board of Governors consisting of seven representatives, including four from PT-FI.

In addition, since 2001, PT-FI has voluntarily established and contributed to land rights trust funds administered by Amungme and Kamoro representatives that focus on socioeconomic initiatives, human rights and environmental issues.

PT-FI is committed to the continued funding of YPMAK programs and the land rights trust funds, as well as for other local-community development initiatives through 2041 and has made and expects to continue making annual investments in public health, education and local economic development. PT-FI recorded charges totaling $123 million in 2022, $109 million in 2021 and $67 million in 2020 to cost of sales for social and economic development programs.

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

In April 2020, FCX entered into forward sales contracts for 150 million pounds of copper for settlement in May and June of 2020. The forward sales provided for fixed pricing of $2.34 per pound of copper on approximately 60% of North America's sales volumes for May and June 2020. These contracts resulted in hedging losses totaling $24 million for the year ended December 31, 2020. There were no remaining forward sales contracts after June 30, 2020.

A discussion of FCX’s other derivative contracts and programs follows.

Derivatives Designated as Hedging Instruments - Fair Value Hedges
Copper Futures and Swap Contracts. Some of FCX’s U.S. copper rod and cathode customers request a fixed market price instead of the COMEX average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures or swap contracts. Hedging gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses resulting from hedge ineffectiveness during the years ended December 31, 2022, 2021 and 2020. At December 31, 2022, FCX held copper futures and swap contracts that qualified for hedge accounting for 82 million pounds at an average contract price of $3.80 per pound, with maturities through May 2024.

A summary of (losses) gains recognized in revenues for derivative financial instruments related to commodity contracts that are designated and qualify as fair value hedge transactions, including on the related hedged item for the years ended December 31 follows (in millions):

	2022	2021	2020
Copper futures and swap contracts:
Unrealized (losses) gains:
Derivative financial instruments	$(11)	$(4)	$9
Hedged item - firm sales commitments	11	4	(9)

Realized (losses) gains:
Matured derivative financial instruments	(63)	65	22
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

A summary of FCX’s embedded derivatives at December 31, 2022, follows:

	Open	Average Price Per Unit		Maturities
	Positions	Contract	Market	Through
Embedded derivatives in provisional sales contracts:
Copper (millions of pounds)	861	$3.62	$3.80	June 2023
Gold (thousands of ounces)	240	1,769	1,823	April 2023
Embedded derivatives in provisional purchase contracts:
Copper (millions of pounds)	180	3.59	3.80	April 2023

Copper Forward Contracts. Atlantic Copper, FCX’s wholly owned smelting and refining unit in Spain, enters into copper forward contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in production and delivery costs. At December 31, 2022, Atlantic Copper held net copper forward purchase contracts for 6 million pounds at an average contract price of $3.82 per pound, with maturities through February 2023.

Summary of (Losses) Gains. A summary of the realized and unrealized (losses) gains recognized in operating income for commodity contracts that do not qualify as hedge transactions, including embedded derivatives, for the years ended December 31 follows (in millions):

	2022	2021	2020
Embedded derivatives in provisional sales contracts[a]:
Copper	$(479)	$425	$259
Gold and other	(12)	(2)	45
Copper forward contracts[b]	37	(15)	3
a.Amounts recorded in revenues.
b.Amounts recorded in cost of sales as production and delivery costs.

Unsettled Derivative Financial Instruments
A summary of the fair values of unsettled commodity derivative financial instruments follows:

	December 31,
	2022	2021
Commodity Derivative Assets:
Derivatives designated as hedging instruments:
Copper futures and swap contracts	$3	$12
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional sales/purchase contracts	166	64
Copper forward contracts	1	1
Total derivative assets	$170	$77

Commodity Derivative Liabilities:
Derivatives designated as hedging instruments:
Copper futures and swap contracts	$3	$—
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional sales/purchase contracts	39	27
Copper forward contracts	—	1
Total derivative liabilities	$42	$28

FCX’s commodity contracts have netting arrangements with counterparties with which the right of offset exists, and it is FCX’s policy to generally offset balances by contract on its balance sheet. FCX’s embedded derivatives on provisional sales/purchase contracts are netted with the corresponding outstanding receivable/payable balances.

A summary of these unsettled commodity contracts that are offset in the balance sheet follows (in millions):

	Assets at December 31,		Liabilities at December 31,
	2022	2021	2022	2021

Gross amounts recognized:
Commodity contracts:
Embedded derivatives in provisional
sales/purchase contracts	$166	$64	$39	$27
Copper derivatives	4	13	3	1
	170	77	42	28

Less gross amounts of offset:
Commodity contracts:
Embedded derivatives in provisional
sales/purchase contracts	—	3	—	3
Copper derivatives	—	1	—	1
	—	4	—	4

Net amounts presented in balance sheet:
Commodity contracts:
Embedded derivatives in provisional
sales/purchase contracts	166	61	39	24
Copper derivatives	4	12	3	—
	$170	$73	$42	$24

Balance sheet classification:
Trade accounts receivable	$163	$51	$7	$14
Other current assets	4	12	—	—
Accounts payable and accrued liabilities	3	10	34	10
Other liabilities	—	—	1	—
	$170	$73	$42	$24

Credit Risk. FCX is exposed to credit loss when financial institutions with which it has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. As of December 31, 2022, the maximum amount of credit exposure associated with derivative transactions was $170 million.

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

In addition, as of December 31, 2022, FCX has contingent consideration assets related to the sales of certain oil and gas properties (refer to Note 15 for the related fair values).

Trade Accounts Receivable Agreements. In 2021, PT-FI entered into agreements to sell certain trade accounts receivables to unrelated third-party financial institutions. The agreements were entered into in the normal course of business to fund the working capital for the additional quantity of copper to be supplied by PT-FI to PT Smelting. The balances sold under the agreements were excluded from trade accounts receivable on the consolidated balance sheets at December 31, 2022 and 2021. Receivables are considered sold when (i) they are transferred beyond the reach of PT-FI and its creditors, (ii) the purchaser has the right to pledge or exchange the receivables, and (iii) PT-FI has no continuing involvement in the transferred receivables. In addition, PT-FI provides no other forms of continued financial support to the purchaser of the receivables once the receivables are sold.

Gross amounts sold under these arrangements totaled $444 million in 2022 and $431 million in 2021. Discounts on the sold receivables totaled $4 million in 2022 and $2 million in 2021. As a result of the new tolling arrangements discussed in Note 3, no additional receivables will be sold under these agreements beginning in 2023.

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents. The following table provides a reconciliation of total cash, cash equivalents, restricted cash and restricted cash equivalents presented in the consolidated statements of cash flows (in millions):

	December 31,
	2022		2021
Balance sheet components:
Cash and cash equivalents[a]	$8,146	[b]	$8,068
Restricted cash and restricted cash equivalents included in:
Other current assets	111		114
Other assets	133		132
Total cash, cash equivalents, restricted cash and restricted cash equivalents presented in the consolidated statements of cash flows	$8,390		$8,314
a.Includes time deposits of $0.5 billion at December 31, 2022, and $0.2 billion at December 31, 2021.
b.Includes $1.8 billion of cash designated for smelter development projects related to PT-FI’s April 2022 senior notes offering.

NOTE 15.  FAIR VALUE MEASUREMENT
Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). FCX did not have any significant transfers in or out of Level 3 for 2022.

FCX’s financial instruments are recorded on the consolidated balance sheets at fair value except for contingent consideration associated with the sale of the Deepwater GOM oil and gas properties (which was recorded under the loss recovery approach) and debt. A summary of the carrying amount and fair value of FCX’s financial instruments (including those measured at NAV as a practical expedient), other than cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, accrued income taxes and dividends payable (refer to Note 14) follows:

	At December 31, 2022
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$25	$25	$25	$—	$—	$—
Equity securities	7	7	—	7	—	—
Total	32	32	25	7	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	56	56	56	—	—	—
Government mortgage-backed securities	37	37	—	—	37	—
Government bonds and notes	34	34	—	—	34	—
Corporate bonds	31	31	—	—	31	—
Asset-backed securities	17	17	—	—	17	—
Money market funds	3	3	—	3	—	—
Collateralized mortgage-backed securities	3	3	—	—	3	—
Total	181	181	56	3	122	—

Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross asset position	166	166	—	—	166	—
Copper futures and swap contracts	3	3	—	3	—	—
Copper forward contracts	1	1	—	1	—	—
Total	170	170	—	4	166	—

Contingent consideration for the sale of the Deepwater GOM oil and gas properties[a]	67	57	—	—	—	57

Liabilities
Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross liability position	39	39	—	—	39	—
Copper futures and swap contracts	3	3	—	—	3	—
Total	42	42	—	—	42	—

Long-term debt, including current portion[d]	10,620	10,097	—	—	10,097	—

	At December 31, 2021
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
Equity securities	$50	$50	$—	$50	$—	$—
U.S. core fixed income fund	29	29	29	—	—	—
Total	79	79	29	50	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	64	64	64	—	—	—
Government bonds and notes	53	53	—	—	53	—
Corporate bonds	45	45	—	—	45	—
Government mortgage-backed securities	20	20	—	—	20	—
Asset-backed securities	18	18	—	—	18	—
Money market funds	8	8	—	8	—	—
Municipal bonds	1	1	—	—	1	—
Total	209	209	64	8	137	—

Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross asset position	64	64	—	—	64	—
Copper futures and swap contracts	12	12	—	9	3	—
Copper forward contracts	1	1	—	1	—	—
Total	77	77	—	10	67	—

Contingent consideration for the sale of the Deepwater GOM oil and gas properties[a]	90	81	—	—	—	81

Liabilities
Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross liability position	27	27	—	—	27	—
Copper forward contracts	1	1	—	1	—	—
Total	28	28	—	1	27	—

Long-term debt, including current portion[d]	9,450	10,630	—	—	10,630	—
a.Current portion included in other current assets and long-term portion included in other assets.
b.Excludes time deposits (which approximated fair value) included in (i) other current assets of $118 million at December 31, 2022, and $114 million at December 31, 2021, and (ii) other assets of $133 million at December 31, 2022, and $132 million at December 31, 2021, primarily associated with an assurance bond to support PT-FI’s commitment for the development of a greenfield smelter in Indonesia (refer to Note 13 for further discussion) and PT-FI’s closure and reclamation guarantees (refer to Note 12 for further discussion).
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

Fixed income securities (government mortgage-backed securities, government securities, corporate bonds, asset-backed securities, collateralized mortgage-backed securities and municipal bonds) are valued using a bid-evaluation price or a mid-evaluation price. These evaluations are based on quoted prices, if available, or models that use observable inputs and, as such, are classified within Level 2 of the fair value hierarchy.

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

In December 2016, FCX’s sale of its Deepwater GOM oil and gas properties included up to $150 million in contingent consideration that was recorded at the total amount under the loss recovery approach. The contingent consideration is being received over time as future cash flows are realized from a third-party production handling agreement for an offshore platform, with the related payments commencing in third-quarter 2018. The contingent consideration included in (i) other current assets totaled $20 million at December 31, 2022 and 2021, and (ii) other assets totaled $47 million at December 31, 2022, and $70 million at December 31, 2021. The fair value of this contingent consideration was calculated based on a discounted cash flow model using inputs that include third-party estimates for reserves, production rates and production timing, and discount rates. Because significant inputs are not observable in the market, the contingent consideration is classified within Level 3 of the fair value hierarchy.

Long-term debt, including current portion, is primarily valued using available market quotes and, as such, is classified within Level 2 of the fair value hierarchy.

The techniques described above may produce a fair value that may not be indicative of NRV or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with other market participants, the use of different techniques or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the techniques used at December 31, 2022, as compared to those techniques used at December 31, 2021.

A summary of the changes in the fair value of FCX’s Level 3 instrument, contingent consideration for the sale of the Deepwater GOM oil and gas properties, for the years ended December 31 follows:

	2022	2021	2020
Balance at beginning of year	$81	$88	$108
Net unrealized (losses) gains related to assets still held at the end of the year	(1)	12	(6)
Settlements	(23)	(19)	(14)
Balance at end of year	$57	$81	$88

NOTE 16.  BUSINESS SEGMENT INFORMATION
Product Revenues. FCX’s revenues attributable to the products it sold for the years ended December 31 follow:

	2022		2021	2020
Copper:
Concentrate	$9,650		$8,705	$4,294
Cathode	5,134		5,900	4,204
Rod and other refined copper products	3,699		3,369	2,052
Purchased copper[a]	481		757	821
Gold	3,397		2,580	1,702
Molybdenum	1,416		1,283	848
Other[b]	688		821	592
Adjustments to revenues:
Treatment charges	(503)		(445)	(362)
Royalty expense[c]	(366)		(330)	(165)
PT-FI export duties	(325)	[d]	(218)	(92)
Revenues from contracts with customers	23,271		22,422	13,894
Embedded derivatives[e]	(491)		423	304
Total consolidated revenues	$22,780		$22,845	$14,198
a.FCX purchases copper cathode primarily for processing by its Rod & Refining operations.
b.Primarily includes revenues associated with silver and, prior to 2022, cobalt.
c.Reflects royalties on sales from PT-FI and Cerro Verde that will vary with the volume of metal sold and prices.
d.Includes a charge of $18 million associated with an adjustment to prior-period export duties.
e.Refer to Note 14 for discussion of embedded derivatives related to FCX’s provisionally priced concentrate and cathode sales contracts.

Geographic Area. Information concerning financial data by geographic area follows:

	December 31,
	2022	2021
Long-lived assets:[a]
Indonesia	$18,121	$16,288
U.S.	8,801	8,292
Peru	6,727	6,827
Chile	1,103	1,110
Other	309	261
Total	$35,061	$32,778
a.Excludes deferred tax assets and intangible assets.

	Years Ended December 31,
	2022	2021	2020
Revenues:[a]
U.S.	$7,339	$7,168	$5,248
Indonesia	3,026	3,132	1,760
Switzerland	2,740	3,682	2,032
Japan	2,462	2,372	1,205
Singapore	1,492	156	191
Spain	1,174	1,495	785
China	929	1,044	692
Germany	632	469	248
Chile	383	343	221
United Kingdom	355	659	491
India	330	207	152
South Korea	302	270	89
Philippines	249	264	34
Other	1,367	1,584	1,050
Total	$22,780	$22,845	$14,198
a.Revenues are attributed to countries based on the location of the customer.

Major Customers and Affiliated Companies. Copper concentrate sales to PT Smelting totaled 13% of FCX’s consolidated revenues in 2022, 14% in 2021 and 12% in 2020, and they are the only customer that accounted for 10% or more of FCX’s annual consolidated revenues during the three years ended December 31, 2022.

Consolidated revenues include sales to the noncontrolling interest owners of FCX’s South America mining operations totaling $1.7 billion in 2022, $1.4 billion in 2021 and $0.9 billion in 2020, and PT-FI’s sales to PT Smelting totaling $3.0 billion in 2022, $3.1 billion in 2021 and $1.8 billion in 2020.

Labor Matters. As of December 31, 2022, approximately 30% of FCX’s global labor force was covered by collective bargaining agreements, and approximately 2% was covered by agreements that will or were scheduled to expire during 2023 or that had expired as of December 31, 2022, and continue to be negotiated. In February 2022, PT-FI completed negotiations with its unions on a two-year collective bargaining agreement that is effective through March 2024.

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

FCX defers recognizing profits on sales from its mines to other segments, including Atlantic Copper Smelting & Refining and on 39.5% of PT-FI’s sales to PT Smelting (25.0% prior to April 30, 2021) until final sales to third parties occur. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices result in variability in FCX’s net deferred profits and quarterly earnings.

Beginning in 2023, PT-FI's commercial arrangement with PT Smelting converted to a tolling arrangement. Under this arrangement, PT-FI pays PT Smelting a tolling fee to smelt and refine its concentrate and will retain title to all products for sale to third parties (i.e., there are no further sales from PT-FI to PT Smelting).

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

The Morenci open-pit mine, located in southeastern Arizona, produces copper cathode and copper concentrate. In addition to copper, the Morenci mine also produces molybdenum concentrate. During 2022, the Morenci mine produced 43% of FCX’s North America copper and 15% of FCX’s consolidated copper production.

South America Mining. South America mining includes two operating copper mines - Cerro Verde in Peru and El Abra in Chile. These operations include open-pit mining, sulfide-ore concentrating, leaching and SX/EW operations.

The Cerro Verde open-pit copper mine, located near Arequipa, Peru, produces copper cathode and copper concentrate. In addition to copper, the Cerro Verde mine also produces molybdenum concentrate and silver. During 2022, the Cerro Verde mine produced 83% of FCX’s South America copper and 23% of FCX’s consolidated copper production.

Indonesia Mining. Indonesia mining includes PT-FI’s Grasberg minerals district that produces copper concentrate that contains significant quantities of gold and silver. During 2022, PT-FI’s Grasberg minerals district produced 37% of FCX’s consolidated copper production and 99% of FCX’s consolidated gold production.

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

Atlantic Copper Smelting & Refining. Atlantic Copper smelts and refines copper concentrate and markets refined copper and precious metals in slimes. During 2022, Atlantic Copper purchased 7% of its concentrate requirements from FCX’s North America copper mines, 10% from FCX’s South America mining operations and 18% from FCX’s Indonesia mining operations, with the remainder purchased from unaffiliated third parties.

Corporate, Other & Eliminations. Corporate, Other & Eliminations consists of FCX’s other mining, oil and gas operations and other corporate and elimination items, which include the Miami smelter, Freeport Cobalt (until its sale in September 2021), molybdenum conversion facilities in the U.S. and Europe, the greenfield smelter and PMR in Indonesia, certain non-operating copper mines in North America (Ajo, Bisbee and Tohono in Arizona) and other mining support entities.

Financial Information by Business Segment

	North America Copper Mines			South America Mining
											Atlantic		Corporate,
											Copper		Other
				Cerro			Indonesia		Molybdenum	Rod &	Smelting		& Elimi-		FCX
	Morenci	Other	Total	Verde	Other	Total	Mining		Mines	Refining	& Refining		nations		Total
Year Ended December 31, 2022
Revenues:
Unaffiliated customers	$175	$253	$428	$3,444	$768	$4,212	$8,028	[a]	$—	$6,281	$2,439		$1,392	[b]	$22,780
Intersegment	2,514	3,768	6,282	506	—	506	398		565	31	4		(7,786)		—
Production and delivery	1,542	2,819	4,361	2,359	702	3,061	2,684	[c]	359	6,330	2,452	[d]	(6,206)		13,041
Depreciation, depletion and amortization	177	233	410	357	51	408	1,025		74	5	27		70		2,019
Metals inventory adjustments	8	8	16	10	3	13	—		—	—	—		—		29
Selling, general and administrative expenses	2	3	5	8	—	8	117		—	—	25		265		420
Mining exploration and research expenses	—	1	1	—	—	—	—		—	—	—		114		115
Environmental obligations and shutdown costs	(5)	1	(4)	—	—	—	—		—	—	—		125		121
Net gain on sales of assets	—	—	—	—	—	—	—		—	—	—		(2)		(2)
Operating income (loss)	965	956	1,921	1,216	12	1,228	4,600		132	(23)	(61)		(760)		7,037

Interest expense, net	1	1	2	15	—	15	40		—	—	15		488		560
Provision for (benefit from) income taxes	—	—	—	461	(8)	453	1,820		—	—	(1)		(5)		2,267
Total assets at December 31, 2022	3,052	5,552	8,604	8,398	1,873	10,271	20,639		1,697	183	1,262		8,437		51,093
Capital expenditures	263	334	597	164	140	304	1,575		33	9	76		875	[e]	3,469
a.Includes sales to PT Smelting totaling $3.0 billion.
b.Includes revenues from FCX’s molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America and South America copper mines.
c.Includes charges totaling $116 million associated with an unfavorable ARO change. Refer to Note 12 for further discussion.
d.Includes maintenance charges and idle facility costs associated with major maintenance turnarounds totaling $41 million.
e.Primarily includes capital expenditures for the Indonesia smelter projects.

	North America Copper Mines			South America Mining
												Atlantic	Corporate,
												Copper	Other
				Cerro				Indonesia		Molybdenum	Rod &	Smelting	& Elimi-		FCX
	Morenci	Other	Total	Verde		Other	Total	Mining		Mines	Refining	& Refining	nations		Total
Year Ended December 31, 2021
Revenues:
Unaffiliated customers	$82	$180	$262	$3,736		$720	$4,456	$7,241	[a]	$—	$6,356	$2,961	$1,569	[b]	$22,845
Intersegment	2,728	3,835	6,563	460		—	460	282		444	29	—	(7,778)		—
Production and delivery	1,226	2,235	3,461	2,000	[c]	429	2,429	2,425	[d]	253	6,381	2,907	(5,840)	[e]	12,016
Depreciation, depletion and amortization	152	217	369	366		47	413	1,049		67	5	28	67		1,998
Metals inventory adjustments	13	—	13	—		—	—	—		1	—	—	2		16
Selling, general and administrative expenses	2	2	4	8		—	8	111		—	—	24	236		383
Mining exploration and research expenses	—	1	1	—		—	—	—		—	—	—	54		55
Environmental obligations and shutdown costs	—	(1)	(1)	—		—	—	—		—	—	—	92		91
Net gain on sales of assets	—	—	—	—		—	—	—		—	—	(19)	(61)	[f]	(80)
Operating income (loss)	1,417	1,561	2,978	1,822		244	2,066	3,938		123	(1)	21	(759)		8,366

Interest expense, net	—	1	1	28		—	28	48		—	—	6	519		602
Provision for (benefit from) income taxes	—	—	—	730		90	820	1,524	[g]	—	—	—	(45)		2,299
Total assets at December 31, 2021	2,708	5,208	7,916	8,694		1,921	10,615	18,971		1,713	228	1,318	7,261		48,022
Capital expenditures	135	207	342	132		30	162	1,296		6	2	34	273	[h]	2,115
a.Includes sales to PT Smelting totaling $3.1 billion.
b.Includes revenues from FCX’s molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America and South America copper mines.
c.Includes nonrecurring charges totaling $92 million associated with labor-related costs at Cerro Verde for agreements reached with its hourly employees.
d.Includes charges totaling $340 million associated with an unfavorable ARO change. Refer to Note 12 for further discussion.
e.Includes charges associated with the major maintenance turnaround at the Miami smelter totaling $87 million.
f.Includes a $60 million gain on the sale of FCX’s remaining cobalt business located in Kokkola, Finland. Refer to Note 2 for further discussion.
g.Includes net tax benefits of $189 million associated with the release of a portion of the valuation allowance recorded against PT Rio Tinto NOLs. Refer to Note 11 for further discussion.
h.Primarily includes capital expenditures for the Indonesia smelter projects.

	North America Copper Mines			South America Mining
													Atlantic	Corporate,
													Copper	Other
				Cerro				Indonesia		Molybdenum	Rod &		Smelting	& Elimi-		FCX
	Morenci	Other	Total	Verde		Other	Total	Mining		Mines	Refining		& Refining	nations		Total
Year Ended December 31, 2020
Revenues:
Unaffiliated customers	$29	$48	$77	$2,282		$431	$2,713	$3,534	[a]	$—	$4,781		$2,020	$1,073	[b]	$14,198
Intersegment	2,015	2,272	4,287	242		—	242	80		222	33		17	(4,881)		—
Production and delivery	1,269	1,831	3,100	1,599		379	1,978	1,606		230	4,819		1,962	(3,664)		10,031
Depreciation, depletion and amortization	166	189	355	367		54	421	580		57	16		29	70		1,528
Metals inventory adjustments	4	48	52	—		3	3	—		10	3		—	28		96
Selling, general and administrative expenses	2	2	4	6		—	6	108		—	—		21	231		370
Mining exploration and research expenses	—	2	2	—		—	—	—		—	—		—	48		50
Environmental obligations and shutdown costs	—	(1)	(1)	—		—	—	—		—	1		—	159	[c]	159
Net gain on sales of assets	—	—	—	—		—	—	—		—	—		—	(473)	[d]	(473)
Operating income (loss)	603	249	852	552	[e]	(5)	547	1,320		(75)	(25)	[e]	25	(207)	[e]	2,437	[e]

Interest expense, net	2	—	2	139		—	139	39	[f]	—	—		6	412		598
Provision for income taxes	—	—	—	238		1	239	606		—	—		2	97	[g]	944
Total assets at December 31, 2020	2,574	5,163	7,737	8,474		1,678	10,152	16,918		1,760	211		877	4,489		42,144
Capital expenditures	102	326	428	141		42	183	1,161		19	6		29	135	[h]	1,961
a.Includes sales to PT Smelting totaling $1.8 billion.
b.Includes revenues from FCX’s molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America and South America copper mines.
c.Includes charges totaling $130 million associated with a framework for the resolution of all current and future potential talc-related litigation. Refer to Note 12 for further discussion.
d.Includes a $486 million gain associated with the sale of FCX’s interests in the Kisanfu undeveloped project. Refer to Note 2 for further discussion.
e.Includes charges totaling $258 million associated with (i) idle facility costs (Cerro Verde), contract cancellation and other charges directly related to the COVID-19 pandemic and (ii) the April 2020 revised operating plans (including employee separation costs). These charges were primarily recorded in the Cerro Verde segment ($89 million), Corporate, Other & Eliminations ($57 million) and the Rod & Refining segment ($30 million).
f.Includes charges totaling $35 million associated with PT-FI's historical contested tax audits. Refer to Note 12 for further discussion.
g.Includes tax charges totaling $135 million associated with the sale of the Kisanfu undeveloped project, partly offset by tax credits of $53 million associated with the reversal of a year-end 2019 tax charge related to the sale of FCX’s interest in the lower zone of the Timok exploration project.
h.Primarily includes capital expenditures for the Indonesia smelter projects.

NOTE 17.  SUPPLEMENTARY MINERAL RESERVE INFORMATION (UNAUDITED)
Recoverable proven and probable mineral reserves as of December 31, 2022, have been prepared using industry accepted practice and conform to the disclosure requirements under Subpart 1300 of SEC Regulation S-K. FCX’s proven and probable mineral reserves may not be comparable to similar information regarding mineral reserves disclosed in accordance with the guidance in other countries. Proven and probable mineral reserves were determined by the use of mapping, drilling, sampling, assaying and evaluation methods generally applied in the mining industry. Mineral reserves, as used in the reserve data presented here, mean an estimate of tonnage and grade of measured and indicated mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. Proven mineral reserves are the economically mineable part of a measured mineral resource. To classify an estimate as a proven mineral reserve, the qualified person must possess a high degree of confidence of tonnage, grade and quality. Probable mineral reserves are the economically mineable part of an indicated or, in some cases, a measured mineral resource. The qualified person’s level of confidence will be lower in determining a probable mineral reserve than it would be in determining a proven mineral reserve. To classify an estimate as a probable mineral reserve, the qualified person’s confidence must still be sufficient to demonstrate that extraction is economically viable considering reasonable investment and market assumptions.

FCX’s mineral reserve estimates are based on the latest available geological and geotechnical studies. FCX conducts ongoing studies of its ore bodies to optimize economic values and to manage risk. FCX revises its mine plans and estimates of proven and probable mineral reserves as required in accordance with the latest available studies.

Estimated recoverable proven and probable mineral reserves at December 31, 2022, were determined using metals price assumptions of $3.00 per pound for copper, $1,500 per ounce for gold and $12 per pound for molybdenum. For the three-year period ended December 31, 2022, LME copper settlement prices averaged $3.67 per pound, London PM gold prices averaged $1,789 per ounce and the weekly average price for molybdenum quoted by Platts Metals Daily averaged $14.44 per pound.

The recoverable proven and probable mineral reserves presented in the table below represent the estimated metal quantities from which FCX expects to be paid after application of estimated metallurgical recoveries and smelter recoveries, where applicable.

	Estimated Recoverable Proven and Probable Mineral Reserves
	at December 31, 2022
	Copper[a] (billion pounds)	Gold (million ounces)	Molybdenum (billion pounds)
North America	48.6	0.6	2.83
South America	31.7	—	0.70
Indonesia[b]	30.8	26.3	—
Consolidated basis[c]	111.0	26.9	3.53
Net equity interest[b,d]	80.4	13.5	3.20
Note: Totals may not foot because of rounding.
a.Estimated consolidated recoverable copper reserves included 1.8 billion pounds in leach stockpiles and 0.3 billion pounds in mill stockpiles.
b.Estimated recoverable proven and probable mineral reserves from Indonesia reflect estimates of minerals that can be recovered through 2041. As a result, PT-FI’s current long-term mine plan and planned operations are based on the assumption that PT-FI will abide by the terms and conditions of the IUPK and will be granted the 10-year extension from 2031 through 2041 (refer to Note 13 for discussion of PT-FI’s IUPK). As a result, PT-FI will not mine all of these mineral reserves during the initial term of the IUPK. Prior to the end of 2031, PT-FI expects to mine 46% of its proven and probable recoverable mineral reserves at December 31, 2022, representing 49% of FCX’s net equity share of recoverable copper reserves and 51% of FCX’s net equity share of recoverable gold reserves.
c.Consolidated mineral reserves represent estimated metal quantities after reduction for joint venture partner interests at the Morenci mine in North America (refer to Note 3 for further discussion). Excluded from the table above were FCX’s estimated recoverable proven and probable mineral reserves of 340 million ounces of silver, which were determined using $20 per ounce.
d.Net equity interest mineral reserves represent estimated consolidated metal quantities further reduced for noncontrolling interest ownership (refer to Note 3 for further discussion of FCX’s ownership in subsidiaries). Excluded from the table above were FCX’s estimated recoverable proven and probable mineral reserves of 226 million ounces of silver.

		Estimated Recoverable Proven and Probable Mineral Reserves
		at December 31, 2022
		Ore[a] (million metric tons)		Average Ore Grade Per Metric Ton[a]				Recoverable Proven and Probable Mineral Reserves[b]
	FCX’s Interest	FCX’s Interest	100% Basis	Copper (%)	Gold (grams)		Molybdenum (%)	Copper (billion pounds)		Gold (million ounces)	Molybdenum (billion pounds)
North America
Production stage:
Morenci	72%	3,525	4,895	0.23	—		0.01	15.7		—	0.29
Sierrita	100%	2,735	2,735	0.22	—	[c]	0.02	11.1		0.1	1.10
Bagdad	100%	2,637	2,637	0.33	—	[c]	0.02	16.2		0.2	0.91
Safford, including Lone Star	100%	1,071	1,071	0.40	—		—	7.0		—	—
Chino, including Cobre	100%	319	319	0.44	0.04		—	2.6		0.3	—
Climax	100%	151	151	—	—		0.14	—		—	0.45
Henderson	100%	51	51	—	—		0.16	—		—	0.16
Tyrone	100%	91	91	0.17	—		—	0.3		—	—
Miami	100%	—	—	—	—		—	0.1	[c]	—	—

South America
Production stage:
Cerro Verde	53.56%	2,268	4,235	0.35	—		0.01	28.0		—	0.70
El Abra	51.00%	368	722	0.42	—		—	3.6		—	—

Indonesia[d]
Production stage:
Grasberg Block Cave	48.76%	395	810	1.10	0.75		—	16.5		12.9	—
Deep Mill Level Zone	48.76%	186	382	0.75	0.62		—	5.4		5.9	—
Big Gossan	48.76%	24	49	2.27	0.95		—	2.2		1.0	—

Development stage:
Kucing Liar	48.76%	186	381	0.99	0.88		—	6.8		6.5	—
Total 100% basis			18,528					115.4		26.9	3.61
Consolidated basis[e]			17,158					111.0		26.9	3.53
FCX’s net equity interest[f]			14,007					80.4		13.5	3.20
Note: Totals may not foot because of rounding.
a.Excludes material contained in stockpiles.
b.Includes estimated recoverable metals contained in stockpiles.
c.Amounts not shown because of rounding.
d.Estimated recoverable proven and probable mineral reserves from Indonesia reflect estimates of minerals that can be recovered through 2041. Refer to Note 13 for discussion of PT-FI’s IUPK.
e.Consolidated mineral reserves represent estimated metal quantities after reduction for Morenci’s joint venture partner interests (refer to Note 3 for further discussion).
f.Net equity interest mineral reserves represent estimated consolidated metal quantities further reduced for noncontrolling interest ownership (refer to Note 3 for further discussion of FCX’s ownership in subsidiaries).

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

(b)           Changes in internal controls over financial reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information set forth under the captions “Information About Director Nominees,” “Board Committees,” and “Board and Committee Independence; Audit Committee Financial Experts,” and “Corporate Governance Guidelines; Principles of Business Conduct,” of our definitive proxy statement to be filed with the United States Securities and Exchange Commission (SEC), relating to our 2023 annual meeting of stockholders, is incorporated herein by reference. The information required by Item 10 regarding our executive officers appears in a separately captioned heading after Item 4. “Information About our Executive Officers” in Part I of this report.

Item 11.  Executive Compensation.

The information required by this item will be set forth under the captions “Director Compensation” and “Executive Officer Compensation” of our definitive proxy statement to be filed with the SEC, relating to our 2023 annual meeting of stockholders, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the captions “Stock Ownership of Directors and Executive Officers” and “Stock Ownership of Certain Beneficial Owners” of our definitive proxy statement to be filed with the SEC, relating to our 2023 annual meeting of stockholders, is incorporated herein by reference.

Equity Compensation Plan Information
Only our stockholder-approved 2016 Stock Incentive Plan has shares of our common stock available for future grant. However, we have equity compensation plans pursuant to which awards have previously been made that could result in issuance of our common stock to employees and non-employees as compensation.

The following table presents information regarding our equity compensation plans as of December 31, 2022:

	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	19,028,691	a	$17.64	25,531,527
Equity compensation plans not approved by security holders	56,025	b	$29.47	—
Total	19,084,716		$17.69	25,531,527

a.Includes shares of our common stock issuable upon the vesting of 3,099,839 restricted stock units (RSUs) and 3,200,625 performance share units at maximum performance levels, and the termination of deferrals with respect to 1,197,900 RSUs that were vested as of December 31, 2022. These awards are not reflected in column (b) because they do not have an exercise price. The number of securities to be issued in column (a) does not include RSUs that are payable solely in cash.
b.Represents securities to be issued under awards assumed in our acquisition of McMoRan Exploration Co. and includes shares issuable upon the termination of deferrals with respect to 13,500 RSUs that were vested as of December 31, 2022, which awards are not reflected in column (b) because they do not have an exercise price.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the captions “Certain Transactions” and “Board and Committee Independence; Audit Committee Financial Experts” of our definitive proxy statement to be filed with the SEC, relating to our 2023 annual meeting of stockholders, is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

The information set forth under the caption “Independent Registered Public Accounting Firm” of our definitive proxy statement to be filed with the SEC (including fees billed to us by Ernst & Young, PCAOB ID No. 42), relating to our 2023 annual meeting of stockholders, is incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Freeport-McMoRan Inc.

We have audited the consolidated financial statements of Freeport-McMoRan Inc. (the Company) as of December 31, 2022 and 2021, for each of the three years in the period ended December 31, 2022, and have issued our report thereon dated February 15, 2023 included elsewhere in this Form 10-K. Our audits of the consolidated financial statements included the financial statement schedule listed in Item 15 (a)(2) of this Form 10-K (the “schedule”). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s schedule based on our audits.

In our opinion, the schedule presents fairly, in all material respects, the information set forth therein when considered in conjunction with the consolidated financial statements.

/s/ Ernst & Young LLP

Phoenix, Arizona
February 15, 2023

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (In millions)

		Additions (Deductions)
	Balance at	Charged to		Charged to		Other		Balance at
	Beginning of	Costs and		Other		(Deductions)		End of
	Year	Expense		Accounts		Additions		Year
Reserves and allowances deducted
from asset accounts:
Valuation allowance for deferred tax assets
Year Ended December 31, 2022	$4,087	$(87)	[a]	$(15)	[b]	$—		$3,985
Year Ended December 31, 2021	4,732	(596)	[c]	(49)	[b]	—		4,087
Year Ended December 31, 2020	4,576	200	[d]	(16)	[b]	(28)	[e]	4,732

Reserves for non-income taxes:
Year Ended December 31, 2022	$59	$(32)		$—		$(3)	[f]	$24
Year Ended December 31, 2021	82	18		—		(41)	[f]	59
Year Ended December 31, 2020	58	21		(1)		4	[f]	82
a.Primarily relates to $163 million of United States (U.S.) federal net operating losses (NOLs) utilized during 2022 and a $22 million decrease related to expirations of U.S. foreign tax credits, partially offset by an increase of $104 million, primarily associated with current year changes in U.S. federal temporary differences.
b.Relates to a valuation allowance for tax benefits primarily associated with actuarial gains for U.S. defined benefit plans included in other comprehensive income.
c.Primarily relates to decreases of $219 million associated with U.S. federal NOL carryforwards utilized during 2021, $105 million related to expiration of U.S. foreign tax credits and $228 million associated with PT Rio Tinto NOLs resulting from positive evidence supporting future taxable income against which NOLs can be used.
d.Primarily relates to a $250 million increase in U.S. federal NOL carryforwards, partly offset by a $75 million decrease in U.S. foreign tax credits associated with expirations and an $11 million decrease in U.S. deferred tax assets for which no benefit is expected to be realized.
e.Relates to sale of FCX’s interest in the Kisanfu undeveloped project.
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
			8-K	001-11307-01	8/15/2019
4.15	First Supplemental Indenture dated as of August 15, 2019, between FCX and U.S. Bank National Association, as Trustee (including the form of 5.00% Senior Notes due 2027).		8-K	001-11307-01	8/15/2019
4.16	Second Supplemental Indenture dated as of August 15, 2019, between FCX and U.S. Bank National Association, as Trustee (including the form of 5.25% Senior Notes due 2029).		8-K	001-11307-01	8/15/2019
4.17	Third Supplemental Indenture dated as of March 4, 2020, between FCX and U.S. Bank National Association, as Trustee (including the form of 4.125% Senior Notes due 2028).		8-K	001-11307-01	3/4/2020

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
4.18	Fourth Supplemental Indenture dated as of March 4, 2020, between FCX and U.S. Bank National Association, as Trustee (including the form of 4.25% Senior Notes due 2030).		8-K	001-11307-01	3/4/2020
4.19	Fifth Supplemental Indenture dated as of March 31, 2020, between FCX and U.S. Bank National Association, as Trustee (relating to the 4.125% Senior Notes due 2028 and the 4.25% Senior Notes due 2030).		10-Q	001-11307-01	8/7/2020
4.20	Sixth Supplemental Indenture dated as of July 27, 2020, between FCX and U.S. Bank National Association, as Trustee (including the form of 4.375% Senior Notes due 2028).		8-K	001-11307-01	7/27/2020
4.21	Seventh Supplemental Indenture dated as of July 27, 2020, between FCX and U.S. Bank National Association, as Trustee (including the form of 4.625% Senior Notes due 2030).		8-K	001-11307-01	7/27/2020
10.1	Shareholders Agreement dated as of December 21, 2018, among FCX, PT Freeport Indonesia, PT Indonesia Papua Metal Dan Mineral and PT Indonesia Asahan Aluminium (Persero).		10-K	001-11307-01	2/15/2019
10.2	PT Freeport Indonesia Special Mining License (IUPK) from the Minister of Energy and Mineral Resources of the Republic of Indonesia (English translation).		10-K	001-11307-01	2/15/2019
10.3	Third Amended and Restated Joint Venture and Shareholders Agreement dated as of December 11, 2003 among PT Freeport Indonesia, Mitsubishi Corporation, Nippon Mining & Metals Company, Limited and PT Smelting, as amended by the First Amendment dated as of September 30, 2005, and the Second Amendment dated as of April 30, 2008.		10-K	001-11307-01	2/27/2015
10.4	Participation Agreement, dated as of March 16, 2005, among Phelps Dodge Corporation, Cyprus Amax Minerals Company, a Delaware corporation, Cyprus Metals Company, a Delaware corporation, Cyprus Climax Metals Company, a Delaware corporation, Sumitomo Corporation, a Japanese corporation, Summit Global Management, B.V., a Dutch corporation, Sumitomo Metal Mining Co., Ltd., a Japanese corporation, Compañia de Minas Buenaventura S.A.A., a Peruvian sociedad anonima abierta, and Sociedad Minera Cerro Verde S.A.A., a Peruvian sociedad anonima abierta.		8-K	001-00082	3/22/2005
10.5	Shareholders Agreement, dated as of June 1, 2005, among Phelps Dodge Corporation, Cyprus Climax Metals Company, a Delaware corporation, Sumitomo Corporation, a Japanese corporation, Sumitomo Metal Mining Co., Ltd., a Japanese corporation, Summit Global Management B.V., a Dutch corporation, SMM Cerro Verde Netherlands, B.V., a Dutch corporation, Compañia de Minas Buenaventura S.A.A., a Peruvian sociedad anonima abierta, and Sociedad Minera Cerro Verde S.A.A., a Peruvian sociedad anonima abierta.		8-K	001-00082	6/7/2005
10.6
Revolving Credit Agreement dated as of October 19, 2022, among FCX, PT Freeport Indonesia, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and each of the lenders and issuing banks party thereto.
			8-K	001-11307-01	10/25/2022
10.7*	Letter Agreement dated as of December 19, 2013, by and between FCX and Richard C. Adkerson.		8-K	001-11307-01	12/23/2013
10.8*	FCX Director Compensation.		10-K	001-11307-01	2/15/2022

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
10.9*	Amended and Restated Executive Employment Agreement dated effective as of December 2, 2008, between FCX and Kathleen L. Quirk.		10-K	001-11307-01	2/26/2009
10.10*	Amendment to Amended and Restated Executive Employment Agreement dated December 2, 2008, by and between FCX and Kathleen L. Quirk, dated April 27, 2011.		8-K	001-11307-01	4/29/2011
10.11*	FCX Executive Services Program.	X
10.12*	FCX Supplemental Executive Retirement Plan, as amended and restated.		8-K	001-11307-01	2/5/2007
10.13*	FCX 1996 Supplemental Executive Capital Accumulation Plan.		10-Q	001-11307-01	5/12/2008
10.14*	FCX 1996 Supplemental Executive Capital Accumulation Plan Amendment One.		10-Q	001-11307-01	5/12/2008
10.15*	FCX 1996 Supplemental Executive Capital Accumulation Plan Amendment Two.		10-K	001-11307-01	2/26/2009
10.16*	FCX 1996 Supplemental Executive Capital Accumulation Plan Amendment Three.		10-K	001-11307-01	2/27/2015
10.17*	FCX 1996 Supplemental Executive Capital Accumulation Plan Amendment Four.		10-K	001-11307-01	2/27/2015
10.18*	FCX 2005 Supplemental Executive Capital Accumulation Plan, as amended and restated effective January 1, 2015.		10-K	001-11307-01	2/27/2015
10.19*	FCX 2005 Supplemental Executive Capital Accumulation Plan Amendment One.		10-K	001-11307-01	2/16/2021
10.20*	FCX 2005 Supplemental Executive Capital Accumulation Plan Amendment Two.		10-K	001-11307-01	2/16/2021
10.21*	FCX 2005 Supplemental Executive Capital Accumulation Plan Amendment Three.		10-K	001-11307-01	2/16/2021
10.22*	Freeport Minerals Corporation Supplemental Retirement Plan, as amended and restated.		10-K	001-11307-01	2/15/2019
10.23*	FCX 2004 Director Compensation Plan, as amended and restated.		10-Q	001-11307-01	8/6/2010
10.24*	FCX Amended and Restated 2006 Stock Incentive Plan.		10-K	001-11307-01	2/27/2014
10.25*	FCX 2016 Stock Incentive Plan.		8-K	001-11307-01	6/9/2016
10.26*	Form of Nonqualified Stock Options Grant Agreement under the FCX stock incentive plans (effective February 2014).		10-K	001-11307-01	2/27/2014
10.27*	Form of Notice of Grant of Restricted Stock Units (for grants made to non-management directors).		10-K	001-11307-01	2/24/2017
10.28*	Form of Performance Share Unit Agreement (effective February 2018).		10-K	001-11307-01	2/20/2018
10.29*	Form of Performance Share Unit Agreement (effective February 2021).		10-K	001-11307-01	2/15/2022
10.30*	Form of Nonqualified Stock Options Grant Agreement (effective February 2018).		10-K	001-11307-01	2/20/2018
10.31*	Form of Restricted Stock Unit Agreement (effective February 2018).		10-K	001-11307-01	2/20/2018
10.32*	FCX Annual Incentive Plan (effective January 2019).		10-K	001-11307-01	2/15/2019
10.33*	FCX Executive Change in Control Severance Plan.		10-K	001-11307-01	2/15/2022

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
14.1	FCX Principles of Business Conduct.		10-K	001-11307-01	2/14/2020
21.1	List of Subsidiaries of FCX.	X
22.1	List of Subsidiary Guarantors and Subsidiary Issuers of Guaranteed Securities.	X
23.1	Consent of Ernst & Young LLP.	X
23.2	Consents of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for Cerro Verde Mine.	X
23.3	Consents of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for Grasberg Minerals District.	X
23.4	Consents of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for Morenci Mine.	X
24.1	Certified resolution of the Board of Directors of FCX authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney.	X
24.2	Powers of Attorney pursuant to which this report has been signed on behalf of certain officers and directors of FCX.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d - 14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d - 14(a).	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.	X
95.1	Mine Safety Disclosure.	X
96.1	Technical Report Summary of Mineral Reserves and Mineral Resources for Cerro Verde Mine, effective as of December 31, 2022.	X
96.2	Technical Report Summary of Mineral Reserves and Mineral Resources for Grasberg Minerals District, effective as of December 31, 2022.	X
96.3	Technical Report Summary of Mineral Reserves and Mineral Resources for Morenci Mine, effective as of December 31, 2022.	X
101.INS	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	X
104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL and contained in Exhibit 101.	X
Note:  Certain instruments with respect to long-term debt of FCX have not been filed as exhibits to this Annual Report on Form 10-K since the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of FCX and its subsidiaries on a consolidated basis. FCX agrees to furnish a copy of each such instrument upon request of the United States Securities and Exchange Commission (SEC).

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

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 15, 2023.

Freeport-McMoRan Inc.

By:/s/ Richard C. Adkerson
Richard C. Adkerson
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on February 15, 2023.

/s/ Richard C. Adkerson	Chairman of the Board and Chief Executive Officer
Richard C. Adkerson	(Principal Executive Officer)

/s/ Maree E. Robertson	Senior Vice President and Chief Financial Officer
Maree E. Robertson	(Principal Financial Officer)

*	Vice President and Chief Accounting Officer
Ellie L. Mikes	(Principal Accounting Officer)

*	Director
David P. Abney

*	Director
Marcela E. Donadio

*	Director
Robert W. Dudley

*	Director
Hugh Grant

*	Director
Lydia H. Kennard

*	Director
Ryan M. Lance

*	Director
Sara Grootwassink Lewis

*	Director
Dustan E. McCoy

*	Director
Kathleen L. Quirk

*	Director
John J. Stephens

*	Director
Frances Fragos Townsend

* By: /s/ Richard C. Adkerson
Richard C. Adkerson
Attorney-in-Fact
S-1