Form 10-Q
period 2023-03-31
FREEPORT-MCMORAN INC
filed 2023-05-04
CIK 831259

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
On April 28, 2023, there were issued and outstanding 1,433,286,280 shares of the registrant’s common stock, par value $0.10 per share.

Freeport-McMoRan Inc.

Part I.FINANCIAL INFORMATION

Item 1.Financial Statements.

Freeport-McMoRan Inc.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2023	December 31, 2022
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$6,852	$8,146
Trade accounts receivable	1,134	1,336
Income and other tax receivables	550	459
Inventories:
Materials and supplies, net	2,056	1,964
Mill and leach stockpiles	1,440	1,383
Product	2,241	1,833
Other current assets	473	492
Total current assets	14,746	15,613
Property, plant, equipment and mine development costs, net	33,159	32,627
Long-term mill and leach stockpiles	1,235	1,252
Other assets	1,769	1,601
Total assets	$50,909	$51,093

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,836	$4,027
Accrued income taxes	846	744
Current portion of environmental and asset retirement obligations	333	320
Dividends payable	217	217
Current portion of debt	49	1,037
Total current liabilities	5,281	6,345
Long-term debt, less current portion	9,586	9,583
Environmental and asset retirement obligations, less current portion	4,493	4,463
Deferred income taxes	4,305	4,269
Other liabilities	1,596	1,562
Total liabilities	25,261	26,222

Equity:
Stockholders’ equity:
Common stock	162	161
Capital in excess of par value	25,227	25,322
Accumulated deficit	(3,244)	(3,907)
Accumulated other comprehensive loss	(319)	(320)
Common stock held in treasury	(5,769)	(5,701)
Total stockholders’ equity	16,057	15,555
Noncontrolling interests	9,591	9,316
Total equity	25,648	24,871
Total liabilities and equity	$50,909	$51,093

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,
	2023	2022
	(In millions, except per share amounts)
Revenues	$5,389	$6,603
Cost of sales:
Production and delivery	3,165	3,150
Depreciation, depletion and amortization	399	489
Total cost of sales	3,564	3,639
Selling, general and administrative expenses	126	115
Mining exploration and research expenses	31	24
Environmental obligations and shutdown costs	67	16
Total costs and expenses	3,788	3,794
Operating income	1,601	2,809
Interest expense, net	(151)	(127)
Other income, net	88	31
Income before income taxes and equity in affiliated companies’ net earnings	1,538	2,713
Provision for income taxes	(499)	(824)
Equity in affiliated companies’ net earnings	10	15
Net income	1,049	1,904
Net income attributable to noncontrolling interests	(386)	(377)
Net income attributable to common stockholders	$663	$1,527

Net income per share attributable to common stockholders:
Basic	$0.46	$1.05
Diluted	$0.46	$1.04

Weighted-average shares of common stock outstanding:
Basic	1,433	1,455
Diluted	1,443	1,469

Dividends declared per share of common stock	$0.15	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
	2023	2022
	(In millions)
Net income	$1,049	$1,904

Other comprehensive income, net of taxes:
Defined benefit plans:
Prior service costs arising during the period	—	(1)
Amortization of unrecognized amounts included in net periodic benefit costs	1	2
Foreign exchange gains	1	—
Other comprehensive income	2	1

Total comprehensive income	1,051	1,905
Total comprehensive income attributable to noncontrolling interests	(387)	(377)
Total comprehensive income attributable to common stockholders	$664	$1,528

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2023	2022
	(In millions)
Cash flow from operating activities:
Net income	$1,049	$1,904
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	399	489
Stock-based compensation	53	49
Net charges for environmental and asset retirement obligations, including accretion	117	55
Payments for environmental and asset retirement obligations	(60)	(55)
Net charges for defined pension and postretirement plans	16	10
Pension plan contributions	(2)	(25)
Deferred income taxes	35	48
Change in deferred profit on sales to PT Smelting	(112)	53
Other, net	22	(26)
Changes in working capital and other:
Accounts receivable	157	(222)
Inventories	(457)	47
Other current assets	(20)	19
Accounts payable and accrued liabilities	(303)	(519)
Accrued income taxes and timing of other tax payments	156	(136)
Net cash provided by operating activities	1,050	1,691

Cash flow from investing activities:
Capital expenditures:
North America copper mines	(196)	(130)
South America	(100)	(56)
Indonesia mining	(449)	(379)
Indonesia smelter projects	(323)	(130)
Molybdenum mines	(9)	(1)
Other	(44)	(27)
Loans to PT Smelting for expansion	(24)	(9)
Other, net	(19)	18
Net cash used in investing activities	(1,164)	(714)

Cash flow from financing activities:
Proceeds from debt	284	604
Repayments of debt	(1,273)	(434)
Cash dividends and distributions paid:
Common stock	(217)	(220)
Noncontrolling interests	—	(204)
Treasury stock purchases	—	(541)
Contributions from noncontrolling interests	50	47
Proceeds from exercised stock options	31	101
Payments for withholding of employee taxes related to stock-based awards	(47)	(55)
Debt financing costs and other, net	—	(1)
Net cash used in financing activities	(1,172)	(703)

Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(1,286)	274
Cash, cash equivalents and restricted cash and cash equivalents at beginning of year	8,390	8,314
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$7,104	$8,588
The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
THREE MONTHS ENDED MARCH 31

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at December 31, 2022	1,613	$161	$25,322	$(3,907)	$(320)	183	$(5,701)	$15,555	$9,316	$24,871
Exercised and issued stock-based awards	5	1	52	—	—	—	—	53	—	53
Stock-based compensation, including the tender of shares	—	—	46	—	—	1	(68)	(22)	(1)	(23)
Dividends	—	—	(217)	—	—	—	—	(217)	(137)	(354)
Contributions from noncontrolling interests	—	—	24	—	—	—	—	24	26	50
Net income attributable to common stockholders	—	—	—	663	—	—	—	663	—	663
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	386	386
Other comprehensive income	—	—	—	—	1	—	—	1	1	2
Balance at March 31, 2023	1,618	$162	$25,227	$(3,244)	$(319)	184	$(5,769)	$16,057	$9,591	$25,648

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In millions)
Balance at December 31, 2021	1,603	$160	$25,875	$(7,375)	$(388)	146	$(4,292)	$13,980	$9,039	$23,019
Exercised and issued stock-based awards	9	1	107	—	—	—	—	108	—	108
Stock-based compensation, including the tender of shares	—	—	48	—	—	2	(62)	(14)	(10)	(24)
Treasury stock purchases	—	—	—	—	—	12	(541)	(541)	—	(541)
Dividends	—	—	(218)	—	—	—	—	(218)	(254)	(472)
Contributions from noncontrolling interests	—	—	23	—	—	—	—	23	24	47
Net income attributable to common stockholders	—	—	—	1,527	—	—	—	1,527	—	1,527
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	377	377
Other comprehensive income	—	—	—	—	1	—	—	1	—	1
Balance at March 31, 2022	1,612	$161	$25,835	$(5,848)	$(387)	160	$(4,895)	$14,866	$9,176	$24,042

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. GENERAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles in the United States (U.S.). Therefore, this information should be read in conjunction with Freeport-McMoRan Inc.’s (FCX) consolidated financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2022 (2022 Form 10-K). The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three-month period ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

PT Freeport Indonesia (PT-FI). Beginning January 1, 2023, FCX’s economic ownership interest in PT-FI is 48.76% and prior to January 1, 2023, FCX’s economic interest in PT-FI approximated 81%. As discussed in Note 3 of FCX’s 2022 Form 10-K, in accordance with provisions pertaining to PT-FI’s shareholders agreement, FCX's first-quarter 2023 net income included a $35 million net benefit associated with PT-FI sales volumes that were attributed to FCX at its previous approximate 81% economic ownership interest.

Subsequent Events. FCX evaluated events after March 31, 2023, and through the date the consolidated financial statements were issued and determined any events and transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these consolidated financial statements.

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

Reconciliations of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted net income per share follow (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2023	2022
Net income	$1,049	$1,904
Net income attributable to noncontrolling interests	(386)	(377)
Undistributed dividends and earnings allocated to participating securities	(5)	(5)
Net income attributable to common stockholders	$658	$1,522

Basic weighted-average shares of common stock outstanding	1,433	1,455
Add shares issuable upon exercise or vesting of dilutive stock options and restricted stock units (RSUs)	10	14
Diluted weighted-average shares of common stock outstanding	1,443	1,469

Basic net income per share attributable to common stockholders	$0.46	$1.05
Diluted net income per share attributable to common stockholders	$0.46	$1.04

Shares associated with outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of diluted net income per share of common stock. There were no shares of common stock associated with outstanding stock options excluded in first-quarter 2023 and 2 million shares associated with outstanding stock options excluded in first-quarter 2022.

NOTE 3. INVENTORIES, INCLUDING LONG-TERM MILL AND LEACH STOCKPILES

The components of inventories follow (in millions):

	March 31, 2023	December 31, 2022
Current inventories:
Total materials and supplies, net[a]	$2,056	$1,964

Mill stockpiles	$222	$216
Leach stockpiles	1,218	1,167
Total current mill and leach stockpiles	$1,440	$1,383

Raw materials (primarily concentrate)	$392	$443
Work-in-process	245	221
Finished goods[b]	1,604	1,169
Total product	$2,241	$1,833

Long-term inventories:
Mill stockpiles	$206	$199
Leach stockpiles	1,029	1,053
Total long-term mill and leach stockpiles[c]	$1,235	$1,252
a.Materials and supplies inventory was net of obsolescence reserves totaling $28 million at March 31, 2023, and $39 million at December 31, 2022.
b.The increase in finished goods inventory at March 31, 2023, was associated with the change in PT-FI's commercial arrangement with PT Smelting (PT-FI’s 39.5% owned copper smelter and refinery in Gresik, Indonesia) from a concentrate sales agreement to a tolling arrangement beginning on January 1, 2023. As a result of the arrangement, a portion of PT-FI’s first-quarter 2023 production was deferred in inventory and will be sold as refined metal in future periods.
c.Estimated metals in stockpiles not expected to be recovered within the next 12 months.

NOTE 4. INCOME TAXES

Geographic sources of FCX’s benefit (provision) for income taxes follow (in millions):

	Three Months Ended
	March 31,
	2023	2022
U.S. operations	$4	$(3)
International operations	(503)	(821)
Total	$(499)	$(824)
FCX’s consolidated effective income tax rate was 32% for first-quarter 2023 and 30% for first-quarter 2022. Variations in the relative proportions of jurisdictional income result in fluctuations to FCX’s consolidated effective income tax rate. Because of its U.S. tax position, FCX does not record a financial statement impact for income or losses generated in the U.S.

In August 2022, the U.S. Inflation Reduction Act of 2022 (Act) was signed into law, which includes, among other provisions, a new Corporate Alternative Minimum Tax (CAMT) of 15% on the adjusted financial statement income (AFSI) of corporations with average AFSI exceeding $1.0 billion over a three-year period. The provisions of the Act became applicable to FCX on January 1, 2023. As limited guidance related to how the CAMT provisions of the Act should be applied or otherwise administered has been released by the U.S. Department of the Treasury (Treasury), uncertainty remains regarding the application of the CAMT. FCX has made interpretations of certain provisions of the Act, and based on these interpretations, determined that the provisions of the Act did not impact FCX’s first-quarter 2023 financial results. However, future guidance released by the Treasury may differ from FCX’s interpretations, which could be material and could further limit FCX’s ability to realize future benefits from its U.S. net operating losses.

NOTE 5. DEBT AND EQUITY

The components of debt follow (in millions):

	March 31, 2023	December 31, 2022
Senior notes and debentures:
Issued by FCX	$6,232	$7,225
Issued by PT-FI	2,978	2,978
Issued by Freeport Minerals Corporation	354	355
Other	71	62
Total debt	9,635	10,620
Less current portion of debt	(49)	(1,037)
Long-term debt	$9,586	$9,583

Revolving Credit Facilities.
FCX and PT-FI have a $3.0 billion, unsecured revolving credit facility that matures in October 2027. Under the terms of the revolving credit facility, FCX may obtain loans and issue letters of credit in an aggregate amount of up to $3.0 billion with PT-FI’s capacity limited to $500 million, and letters of credit issuance limited to $1.5 billion. At March 31, 2023, FCX had $8 million in letters of credit issued under its revolving credit facility.

PT-FI has a $1.3 billion unsecured revolving credit facility that matures in July 2026.

Cerro Verde has a $350 million unsecured revolving credit facility that matures in May 2027.

At March 31, 2023, FCX, PT-FI and Cerro Verde had no borrowings outstanding under their respective revolving credit facilities and were in compliance with their respective covenants.

Senior Notes.
In March 2023, FCX repaid in full the outstanding principal balance of its 3.875% Senior Notes totaling $996 million at maturity.

Interest Expense, Net. Consolidated interest costs (before capitalization) totaled $207 million in first-quarter 2023 and $153 million in first-quarter 2022. The increase in consolidated interest costs (before capitalization) is primarily related to interest associated with PT-FI’s $3.0 billion of senior notes that were issued in April 2022 and a charge of $25 million related to contested tax matters in Peru.

Capitalized interest added to property, plant, equipment and mine development costs, net, totaled $56 million in first-quarter 2023 and $26 million in first-quarter 2022. The increase in capitalized interest costs resulted from increased construction and development projects in process, primarily at the Manyar smelter and precious metals refinery in Indonesia (collectively, the Indonesia smelter projects).

Share Repurchase Program and Dividends. Since mid-2021, FCX has acquired 47.8 million shares of its common stock under the share repurchase program for a total cost of $1.8 billion ($38.35 average cost per share), including 12.3 million shares in first-quarter 2022 for a cost of $541 million. No shares have been purchased since July 11, 2022. As of May 4, 2023, FCX has $3.2 billion available for repurchases under the program.

On March 22, 2023, FCX declared quarterly cash dividends totaling $0.15 per share ($0.075 per share base dividend and $0.075 per share variable dividend) on its common stock, which were paid on May 1, 2023, to common stockholders of record as of April 14, 2023.

The declaration and payment of dividends (base or variable) and timing and amount of any share repurchases are at the discretion of FCX’s Board of Directors (Board) and management, respectively, and are subject to a number of factors, including maintaining FCX’s net debt target, capital availability, FCX’s financial results, cash requirements, global economic conditions, changes in laws, contractual restrictions and other factors deemed relevant by FCX’s Board or management, as applicable. FCX’s share repurchase program may be modified, increased, suspended or terminated at any time at the Board’s discretion.

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

Derivatives Designated as Hedging Instruments - Fair Value Hedges
Copper Futures and Swap Contracts. Some of FCX’s U.S. copper rod and cathode customers request a fixed market price instead of the Commodity Exchange Inc. (COMEX) average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures or swap contracts. Hedging gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses resulting from hedge ineffectiveness during the three-month periods ended March 31, 2023 and 2022. At March 31, 2023, FCX held copper futures and swap contracts that qualified for hedge accounting for 96 million pounds at an average contract price of $3.94 per pound, with maturities through December 2024.

A summary of gains (losses) recognized in revenues for derivative financial instruments related to commodity contracts that are designated and qualify as fair value hedge transactions, including on the related hedged item follows (in millions):

	Three Months Ended
	March 31,
	2023	2022
Copper futures and swap contracts:
Unrealized gains (losses):
Derivative financial instruments	$14	$12
Hedged item – firm sales commitments	(14)	(12)

Realized gains:
Matured derivative financial instruments	8	14

Derivatives Not Designated as Hedging Instruments
Embedded Derivatives. Certain FCX concentrate, copper cathode and gold sales contracts provide for provisional pricing primarily based on the London Metal Exchange (LME) copper price or the COMEX copper price and the London Bullion Market Association (London) gold price at the time of shipment as specified in the contract. FCX receives market prices based on prices in the specified future month, which results in price fluctuations recorded in revenues until the date of settlement. FCX records revenues and invoices customers at the time of shipment based on then-current LME or COMEX copper prices and the London gold price as specified in the contracts, which results in an embedded derivative (i.e., a pricing mechanism that is finalized after the time of delivery) that is required to be bifurcated from the host contract. The host contract is the sale of the metals contained in the concentrate or cathode at the then-current LME or COMEX copper price, and the London gold price. FCX applies the normal purchases and normal sales scope exception in accordance with derivatives and hedge accounting guidance to the host contract in its concentrate or cathode sales agreements since these contracts do not allow for net settlement and always result in physical delivery. The embedded derivative does not qualify for hedge accounting and is adjusted to fair value through earnings each period, using the period-end LME or COMEX copper forward prices and the adjusted London gold price, until the date of final pricing. Similarly, FCX purchases copper under contracts that provide for provisional pricing. Mark-to-market price fluctuations from these embedded derivatives are recorded through the settlement date and are reflected in revenues for sales contracts and in inventory for purchase contracts.

A summary of FCX’s embedded derivatives at March 31, 2023, follows:

	Open Positions	Average Price Per Unit		Maturities Through
		Contract	Market
Embedded derivatives in provisional sales contracts:
Copper (millions of pounds)	547	$3.92	$4.08	August 2023
Gold (thousands of ounces)	199	1,876	1,991	June 2023
Embedded derivatives in provisional purchase contracts:
Copper (millions of pounds)	78	4.01	4.06	August 2023

Copper Forward Contracts. Atlantic Copper, FCX’s wholly owned smelting and refining unit in Spain, enters into copper forward contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in production and delivery costs. At March 31, 2023, Atlantic Copper held net copper forward sales contracts for 12 million pounds at an average contract price of $4.01 per pound, with maturities through May 2023.

Summary of Gains (Losses). A summary of the realized and unrealized gains (losses) recognized in operating income for commodity contracts that do not qualify as hedge transactions, including embedded derivatives, follows (in millions):

	Three Months Ended
	March 31,
	2023	2022
Embedded derivatives in provisional sales contracts:[a]
Copper	$231	$218
Gold and other metals	42	22
Copper forward contracts[b]	(2)	4
a.Amounts recorded in revenues.
b.Amounts recorded in cost of sales as production and delivery costs.

Unsettled Derivative Financial Instruments
A summary of the fair values of unsettled commodity derivative financial instruments follows (in millions):

	March 31, 2023	December 31, 2022
Commodity Derivative Assets:
Derivatives designated as hedging instruments:
Copper futures and swap contracts	$15	$3
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional sales/purchase contracts	119	166
Copper forward contracts	—	1
Total derivative assets	$134	$170

Commodity Derivative Liabilities:
Derivatives designated as hedging instruments:
Copper futures and swap contracts	$—	$3
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional sales/purchase contracts	10	39
Copper forward contracts	1	—
Total derivative liabilities	$11	$42
FCX’s commodity contracts have netting arrangements with counterparties with which the right of offset exists, and it is FCX’s policy to generally offset balances by contract on its balance sheet. FCX’s embedded derivatives on provisional sales/purchase contracts are netted with the corresponding outstanding receivable/payable balances.

A summary of these unsettled commodity contracts that are offset in the balance sheet follows (in millions):

	Assets		Liabilities
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022

Gross amounts recognized:
Commodity contracts:
Embedded derivatives in provisional
sales/purchase contracts	$119	$166	$10	$39
Copper derivatives	15	4	1	3
	134	170	11	42

Less gross amounts of offset:
Commodity contracts:
Embedded derivatives in provisional
sales/purchase contracts	3	—	3	—
	3	—	3	—

Net amounts presented in balance sheet:
Commodity contracts:
Embedded derivatives in provisional
sales/purchase contracts	116	166	7	39
Copper derivatives	15	4	1	3
	$131	$170	$8	$42

Balance sheet classification:
Trade accounts receivable	$108	$163	$3	$7
Other current assets	15	4	—	—
Accounts payable and accrued liabilities	8	3	5	34
Other liabilities	—	—	—	1
	$131	$170	$8	$42

Credit Risk.  FCX is exposed to credit loss when financial institutions with which it has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. As of March 31, 2023, the maximum amount of credit exposure associated with derivative transactions was $134 million.

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

In addition, as of March 31, 2023, FCX has contingent consideration assets related to the sales of certain oil and gas properties (refer to Note 7 for the related fair values).

Cash, Cash Equivalents and Restricted Cash and Cash Equivalents. The following table provides a reconciliation of total cash, cash equivalents and restricted cash and cash equivalents presented in the consolidated statements of cash flows (in millions):

	March 31, 2023	December 31, 2022
Balance sheet components:
Cash and cash equivalents[a,b]	$6,852	$8,146
Restricted cash and cash equivalents included in:
Other current assets	118	111
Other assets	134	133
Total cash, cash equivalents and restricted cash and cash equivalents presented in the consolidated statements of cash flows	$7,104	$8,390
a.Includes time deposits of $0.3 billion at March 31, 2023, and $0.5 billion at December 31, 2022.
b.Includes cash designated for smelter development projects totaling $1.5 billion at March 31, 2023, and $1.8 billion at December 31, 2022.

NOTE 7. FAIR VALUE MEASUREMENT

Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). FCX did not have any significant transfers in or out of Level 3 during first-quarter 2023.

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

	At March 31, 2023
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$26	$26	$26	$—	$—	$—
Equity securities	7	7	—	7	—	—
Total	33	33	26	7	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	63	63	63	—	—	—
Government mortgage-backed securities	38	38	—	—	38	—
Government bonds and notes	32	32	—	—	32	—
Corporate bonds	31	31	—	—	31	—
Money market funds	21	21	—	21	—	—
Asset-backed securities	19	19	—	—	19	—
Collateralized mortgage-backed securities	2	2	—	—	2	—
Total	206	206	63	21	122	—

Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross asset position	119	119	—	—	119	—
Copper futures and swap contracts	15	15	—	14	1	—

Total	134	134	—	14	120	—

Contingent consideration for the sale of the Deepwater GOM oil and gas properties[a]	63	54	—	—	—	54

Liabilities
Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross liability position	10	10	—	—	10	—
Copper forward contracts	1	1	—	—	1	—
Total	11	11	—	—	11	—

Long-term debt, including current portion[d]	9,635	9,336	—	—	9,336	—

	At December 31, 2022
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$25	$25	$25	$—	$—	$—
Equity securities	7	7	—	7	—	—
Total	32	32	25	7	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	56	56	56	—	—	—
Government mortgage-backed securities	37	37	—	—	37	—
Government bonds and notes	34	34	—	—	34	—
Corporate bonds	31	31	—	—	31	—
Asset-backed securities	17	17	—	—	17	—
Money market funds	3	3	—	3	—	—
Collateralized mortgage-backed securities	3	3	—	—	3	—
Total	181	181	56	3	122	—

Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross asset position	166	166	—	—	166	—
Copper futures and swap contracts	3	3	—	3	—	—
Copper forward contracts	1	1	—	1	—	—
Total	170	170	—	4	166	—

Contingent consideration for the sale of the Deepwater GOM oil and gas properties[a]	67	57	—	—	—	57

Liabilities
Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross liability position	39	39	—	—	39	—
Copper forward contracts	3	3	—	—	3	—
Total	42	42	—	—	42	—

Long-term debt, including current portion[d]	10,620	10,097	—	—	10,097	—
a.Current portion included in other current assets and long-term portion included in other assets.
b.Excludes time deposits (which approximated fair value) included in (i) other current assets of $118 million at both March 31, 2023, and December 31, 2022, and (ii) other assets of $133 million at both March 31, 2023, and December 31, 2022, primarily associated with an assurance bond to support PT-FI’s commitment for additional domestic smelter development in Indonesia and PT-FI’s closure and reclamation guarantees.
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

Fixed income securities (government securities, corporate bonds, asset-backed securities and collateralized mortgage-backed securities) are valued using a bid-evaluation price or a mid-evaluation price. These evaluations are based on quoted prices, if available, or models that use observable inputs and, as such, are classified within Level 2 of the fair value hierarchy.

Money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

FCX’s embedded derivatives on provisional copper concentrate, copper cathode and gold purchases and sales are valued using quoted monthly LME or COMEX copper forward prices and the adjusted London gold price at each reporting date based on the month of maturity (refer to Note 6 for further discussion); however, FCX’s contracts themselves are not traded on an exchange. As a result, these derivatives are classified within Level 2 of the fair value hierarchy.

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

In December 2016, FCX’s sale of its Deepwater GOM oil and gas properties included up to $150 million in contingent consideration that was recorded at the total amount under the loss recovery approach. The contingent consideration is being received over time as cash flows are realized from a third-party production handling agreement for an offshore platform, with the related payments commencing in third-quarter 2018. The contingent consideration included in (i) other current assets totaled $17 million at March 31, 2023, and $20 million at December 31, 2022, and (ii) other assets totaled $46 million at March 31, 2023, and $47 million at December 31, 2022. The fair value of this contingent consideration was calculated based on a discounted cash flow model using inputs that include third-party estimates for reserves, production rates and production timing, and discount rates. Because significant inputs are not observable in the market, the contingent consideration is classified within Level 3 of the fair value hierarchy.

Long-term debt, including current portion, is primarily valued using available market quotes and, as such, is classified within Level 2 of the fair value hierarchy.

The techniques described above may produce a fair value that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with other market participants, the use of different techniques or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the techniques used at March 31, 2023, as compared with those techniques used at December 31, 2022.

A summary of the changes in the fair value of FCX’s Level 3 instrument, contingent consideration for the sale of the Deepwater GOM oil and gas properties, during the first three months of 2023 follows (in millions):

Fair value at January 1, 2023	$57
Net unrealized gain related to assets still held at the end of the period	1
Settlements	(4)
Fair value at March 31, 2023	$54

NOTE 8. CONTINGENCIES AND COMMITMENTS

Litigation
There were no significant updates to previously reported legal proceedings included in Note 12 of FCX’s 2022 Form 10-K, other than the matter discussed below.

Louisiana Parishes Coastal Erosion Cases. Certain FCX affiliates were named as defendants, along with numerous co-defendants, in 13 cases out of a total of 42 cases filed in Louisiana state courts by 6 south Louisiana parishes (Cameron, Jefferson, Plaquemines, St. Bernard, St. John the Baptist and Vermilion), alleging that certain oil and gas exploration and production operations and sulfur mining and production operations in coastal Louisiana contaminated and damaged coastal wetlands and caused significant land loss along the Louisiana coast. In 2019, affiliates of FCX reached an agreement in principle to settle all 13 cases and, as of October 2022, all parties have executed the settlement agreement. On March 16, 2023, a non-plaintiff coastal parish included in the settlement (Terrebonne), filed an amended petition titled Terrebonne Parish Consolidated Government vs. Louisiana

Department of Natural Resources et al., Docket No. 185576, in the 32nd Judicial District Court, Terrebonne Parish, State of Louisiana, adding the settling FCX affiliates to a lawsuit that challenges whether Terrebonne Parish is validly bound to the settlement agreement and seeks to have the court declare the settlement void. FCX is evaluating and exploring options to resolve this dispute and will vigorously defend this matter.

Other Matters
Smelter Development Progress. As disclosed in Note 12 of FCX’s 2022 Form 10-K, in March 2022, PT-FI paid the Indonesia government an administrative fine totaling $57 million related to lack of smelter development in light of the COVID-19 pandemic (first-quarter 2022 included charges of $41 million associated with the administrative fine). Based on PT-FI’s revised smelter construction schedule, PT-FI does not believe any additional fines should be applied and will dispute any attempts by the Indonesia government to levy additional fines, which could be significant.

PT-FI Export License. Indonesia regulations require PT-FI and PT Smelting to renew their export licenses annually, subject to review by the Indonesia government every six months, depending on smelter construction progress. In March 2023, PT-FI received an extension of its export license through June 10, 2023. PT-FI's special mining license provides that exports may continue through 2023, subject to force majeure considerations. PT-FI is working with the Indonesia government to obtain approval to continue exports as required for PT-FI’s operations until the Indonesia smelter projects are fully commissioned and reach designed operating conditions.

PT-FI Export Duties. In late 2022, PT-FI’s export duty rate declined from 5% to 2.5% as a result of smelter development progress. In March 2023, the Indonesia government verified that construction progress on the Manyar smelter exceeded 50%, allowing PT-FI’s export duties to be eliminated effective March 29, 2023.

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

FCX defers recognizing profits on sales from its mines to other segments, including Atlantic Copper Smelting & Refining and, through December 31, 2022, on 39.5% of PT-FI’s sales to PT Smelting, until final sales to third parties occur. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices result in variability in FCX’s net deferred profits and quarterly earnings.

Beginning January 1, 2023, PT-FI's commercial arrangement with PT Smelting converted from a concentrate sales agreement to a tolling arrangement. Under this arrangement, PT-FI pays PT Smelting a tolling fee to smelt and refine its concentrate and PT-FI retains title to all products for sale to third parties (i.e., there are no further sales from PT-FI to PT Smelting). While the new tolling agreement with PT Smelting does not significantly change PT-FI’s economics, it impacted the timing of PT-FI’s first-quarter 2023 sales and working capital requirements, as a portion of PT-FI’s first-quarter 2023 production was deferred in inventory and will be sold as refined metal in future periods.

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

Product Revenues. FCX’s revenues attributable to the products it sold for the first quarters of 2023 and 2022 follow (in millions):

	Three Months Ended
	March 31,
	2023	2022
Copper:
Concentrate	$1,587	$2,691
Cathode	1,327	1,435
Rod and other refined copper products	921	1,116
Purchased copper[a]	204	70
Molybdenum	592	378
Gold	531	811
Other[b]	133	188
Adjustments to revenues:
Treatment charges[c]	(101)	(133)
Royalty expense[d]	(60)	(95)
PT-FI export duties[e]	(18)	(98)	[f]
Revenues from contracts with customers	5,116	6,363
Embedded derivatives[g]	273	240
Total consolidated revenues	$5,389	$6,603
a.FCX purchases copper cathode primarily for processing by its Rod & Refining operations.
b.Primarily includes revenues associated with silver.
c.First-quarter 2023 treatment charges exclude tolling costs paid to PT Smelting, which are recorded as production costs in the consolidated statements of income.
d.Reflects royalties on sales from PT-FI and Cerro Verde that will vary with the volume of metal sold and prices.
e.Refer to Note 8 for further discussion of PT-FI export duties.
f.Includes a charge of $18 million associated with an adjustment to prior-period export duties.
g.Refer to Note 6 for discussion of embedded derivatives related to FCX’s provisionally priced copper concentrate and cathode sales contracts.

Financial Information by Business Segment

(In millions)
											Atlantic	Corporate,
	North America Copper Mines			South America Mining							Copper	Other
				Cerro			Indonesia		Molybdenum	Rod &	Smelting	& Elimi-		FCX
	Morenci	Other	Total	Verde	Other	Total	Mining		Mines	Refining	& Refining	nations		Total
Three Months Ended March 31, 2023
Revenues:
Unaffiliated customers	$32	$97	$129	$958	$234	$1,192	$1,199	[a]	$—	$1,523	$749	$597	[b]	$5,389
Intersegment	593	948	1,541	244	—	244	169		223	6	7	(2,190)		—
Production and delivery	381	781	1,162	620	187	807	335		96	1,527	734	(1,496)		3,165
Depreciation, depletion and amortization	43	60	103	91	16	107	148		20	1	7	13		399
Selling, general and administrative expenses	—	1	1	2	—	2	28		—	—	8	87		126
Mining exploration and research expenses	—	—	—	—	—	—	—		—	—	—	31		31
Environmental obligations and shutdown costs	—	21	21	—	—	—	—		—	—	—	46		67
Operating income (loss)	201	182	383	489	31	520	857		107	1	7	(274)		1,601

Interest expense, net	—	—	—	29	—	29	9		—	—	6	107		151
Provision for (benefit from) income taxes	—	—	—	187	7	194	330		—	—	—	(25)		499
Net income attributable to noncontrolling interests	—	—	—	140	18	158	271	[c]	—	—	—	(43)		386
Total assets at March 31, 2023	3,142	5,668	8,810	8,612	1,871	10,483	21,046		1,707	221	1,152	7,490		50,909
Capital expenditures	56	140	196	61	39	100	449		9	5	12	350	[d]	1,121

Three Months Ended March 31, 2022
Revenues:
Unaffiliated customers	$90	$55	$145	$1,106	$160	$1,266	$2,326	[a]	$—	$1,743	$718	$405	[b]	$6,603
Intersegment	711	1,095	1,806	108	—	108	78		128	9	—	(2,129)		—
Production and delivery	363	655	1,018	558	112	670	626		75	1,754	722	(1,715)		3,150
Depreciation, depletion and amortization	44	61	105	87	10	97	248		16	1	6	16		489
Selling, general and administrative expenses	—	1	1	2	—	2	27		—	—	8	77		115
Mining exploration and research expenses	—	—	—	—	—	—	—		—	—	—	24		24
Environmental obligations and shutdown costs	—	—	—	—	—	—	—		—	—	—	16		16
Operating income (loss)	394	433	827	567	38	605	1,503		37	(3)	(18)	(142)		2,809

Interest expense, net	—	—	—	3	—	3	2		—	—	2	120		127
Provision for (benefit from) income taxes	—	—	—	227	14	241	586		—	—	—	(3)		824
Net income attributable to noncontrolling interests	—	—	—	168	6	174	190	[c]	—	—	—	13		377
Total assets at March 31, 2022	2,773	5,284	8,057	8,678	1,925	10,603	19,338		1,702	299	1,045	7,788		48,832
Capital expenditures	73	57	130	33	23	56	379		1	2	11	144	[d]	723
a.Includes PT-FI sales to PT Smelting totaling $27 million in first-quarter 2023 (reflecting adjustments to prior period provisionally priced concentrate sales) and $917 million in first-quarter 2022. Beginning January 1, 2023, there are no sales from PT-FI to PT Smelting (refer to above discussion of the tolling arrangement between PT-FI and PT Smelting).
b.Includes revenues from FCX's molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America and South America copper mines.
c.Beginning January 1, 2023, FCX’s economic and equity ownership interest in PT-FI is 48.76%. Prior to January 1, 2023, FCX's economic interest in PT-FI approximated 81%. As discussed in Note 3 of FCX’s 2022 Form 10-K, in accordance with provisions pertaining to PT-FI’s shareholders agreement, FCX's first-quarter 2023 net income included a $35 million net benefit associated with PT-FI sales volumes that were attributed to FCX at its previous approximate 81% economic ownership interest.
d.Primarily includes capital expenditures for the Indonesia smelter projects.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Freeport-McMoRan Inc.

Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of Freeport-McMoRan Inc. (the Company) as of March 31, 2023, the related consolidated statements of income, comprehensive income, equity and cash flows for the three-month periods ended March 31, 2023 and 2022, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2022, the related consolidated statements of income, comprehensive income, equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 15, 2023, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 4, 2023

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), “we,” “us” and “our” refer to Freeport-McMoRan Inc. (FCX) and its consolidated subsidiaries. You should read this discussion in conjunction with our consolidated financial statements, the related MD&A and the discussion of our Business and Properties in our annual report on Form 10-K for the year ended December 31, 2022 (2022 Form 10-K), filed with the United States (U.S.) Securities and Exchange Commission (SEC). The results of operations reported and summarized below are not necessarily indicative of future operating results (refer to “Cautionary Statement” for further discussion). References to “Notes” are Notes included in our Notes to Consolidated Financial Statements (Unaudited). Throughout MD&A, all references to income or losses per share are on a diluted basis. Our website is for information only and the contents of our website or information connected thereto are not incorporated in, or otherwise to be regarded as part of, this Form 10-Q.

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

We faced a number of operational challenges in first-quarter 2023, including a significant weather event in Indonesia, civil unrest in Peru and productivity challenges in the U.S. In addition, beginning January 1, 2023, PT Freeport Indonesia’s (PT-FI) commercial arrangement with PT Smelting (PT-FI’s 39.5% owned copper smelter and refinery in Gresik, Indonesia) converted from a concentrate sales agreement to a tolling arrangement, which resulted in a deferral of sales to future periods. As a result of the transition, approximately 110 million pounds of copper and 110 thousand ounces of gold from PT-FI’s first-quarter 2023 production is deferred in inventory and will be sold in future periods. We currently expect increasing sales volumes for the remainder of 2023.

We believe we have a strong balance sheet and a favorable outlook for cash flow generation to support continued organic growth and cash returns to shareholders. Our organic growth pipeline is highlighted by our leach innovation initiatives, which are gaining momentum and are targeted to achieve an annual run rate of approximately 200 million pounds of copper per year by the end of 2023.

Refer to “Operations” for further discussion.

Net income attributable to common stockholders totaled $663 million in first-quarter 2023, compared with $1.5 billion in first-quarter 2022, primarily reflecting lower copper and gold sales volumes, a lower average realized price for copper and increased costs for maintenance and supplies and energy. Refer to “Consolidated Results” for further discussion of these impacts, and for discussion of the change in our economic interest in PT-FI beginning January 1, 2023.

At March 31, 2023, we had consolidated debt of $9.6 billion and consolidated cash and cash equivalents of $6.9 billion, resulting in net debt of $2.8 billion ($1.3 billion excluding net debt for the Manyar smelter and precious metals refinery (PMR) in Indonesia - collectively, the Indonesia smelter projects). In March 2023, we used approximately $1 billion of cash to fund the maturity of our 3.875% Senior Notes. Refer to “Net Debt” for reconciliations of consolidated debt and consolidated cash and cash equivalents to net debt.

At March 31, 2023, we had $3.0 billion of availability under our revolving credit facility, and PT-FI and Cerro Verde had $1.3 billion and $350 million, respectively, of availability under their respective revolving credit facilities.

Refer to Note 5 and “Capital Resources and Liquidity” for further discussion.

OUTLOOK

As further discussed in “Risk Factors” in Part I, Item 1A. of our 2022 Form 10-K, our financial results vary as a result of fluctuations in market prices primarily for copper, gold and, to a lesser extent, molybdenum, as well as other factors. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. Our projected 2023 financial results are also dependent on an extension of PT-FI's export license after June 10, 2023. Refer to “Markets” below for further discussion. Because we cannot control the prices of our products, the key measures that management focuses on in operating our business are sales volumes, unit net cash costs, operating cash flows and capital expenditures.

Consolidated Sales Volumes
Following are our projected consolidated sales volumes for the year 2023:

Copper (millions of recoverable pounds):
North America copper mines	1,382
South America mining	1,222
Indonesia mining	1,453
Total	4,057

Gold (millions of recoverable ounces)	1.8

Molybdenum (millions of recoverable pounds)	79	[a]

a.Projected molybdenum sales include 50 million pounds produced by our North America and South America copper mines and 29 million pounds produced by our Molybdenum mines.

Consolidated sales volumes in second-quarter 2023 are expected to approximate 1.1 billion pounds of copper, 500 thousand ounces of gold and 20 million pounds of molybdenum. Projected sales volumes are dependent on operational performance, weather-related conditions, timing of shipments, and other factors, including the extension of PT-FI's export license after June 10, 2023, detailed in the “Cautionary Statement” below.

For other important factors that could cause results to differ materially from projections, refer to “Risk Factors” contained in Part I, Item 1A. of our 2022 Form 10-K.

Consolidated Unit Net Cash Costs
Assuming average prices of $2,000 per ounce of gold and $18.00 per pound of molybdenum for the remainder of 2023 and achievement of current volume and cost estimates, consolidated unit net cash costs (net of by-product credits) for our copper mines are expected to average $1.55 per pound of copper for the year 2023 (including $1.51 per pound of copper in second-quarter 2023). The impact of price changes during the remainder of 2023 on consolidated unit net cash costs for the year 2023 would approximate $0.04 per pound of copper for each $100 per ounce change in the average price of gold and $0.02 per pound of copper for each $2.00 per pound change in the average price of molybdenum. Quarterly unit net cash costs also vary with fluctuations in other volumes and realized prices, such as those for gold and molybdenum.

Consolidated Operating Cash Flows
Our consolidated operating cash flows vary with sales volumes; prices realized from copper, gold and molybdenum sales; production costs; income taxes; other working capital changes; and other factors. Based on current sales volume and cost estimates, and assuming average prices of $4.00 per pound for copper, $2,000 per ounce for gold, and $18.00 per pound for molybdenum for the remainder of 2023, our consolidated operating cash flows are estimated to approximate $7.0 billion (including $0.3 billion of working capital and other sources) for the year 2023. Estimated consolidated operating cash flows for the year 2023 also reflect an estimated income tax provision of $2.6 billion (refer to “Consolidated Results – Income Taxes” for further discussion of our projected income tax rate for the year 2023). The impact of price changes for the remainder of 2023 on operating cash flows would approximate $315 million for each $0.10 per pound change in the average price of copper, $140 million for each $100 per ounce change in the average price of gold and $90 million for each $2.00 per pound change in the average price of molybdenum.

Consolidated Capital Expenditures
Capital expenditures are expected to approximate $5.1 billion for the year 2023 (including $2.4 billion for major mining projects and $1.6 billion for the Indonesia smelter projects). Projected capital expenditures for major mining projects include $1.3 billion for planned projects, primarily associated with underground mine development in the Grasberg minerals district and supporting mill and power capital costs, and $1.1 billion for discretionary growth projects, primarily for development of Kucing Liar, a mill recovery project with the installation of a new copper cleaner circuit at PT-FI, and expansion projects at Bagdad and Lone Star. We closely monitor market conditions and will continue to adjust our operating plans, including capital expenditures, to protect our liquidity and preserve our asset values, as necessary.

Capital expenditures for the Indonesia smelter projects are being funded with proceeds from PT-FI's senior notes and availability under its revolving credit facility.

MARKETS

World prices for copper, gold and molybdenum can fluctuate significantly. During the period from January 2013 through March 2023, the London Metal Exchange (LME) copper settlement price varied from a low of $1.96 per pound in 2016 to a record high of $4.87 per pound in 2022; the London Bullion Market Association (London) PM gold price fluctuated from a low of $1,049 per ounce in 2015 to a record high of $2,067 per ounce in 2020; and the Platts Metals Daily Molybdenum Dealer Oxide weekly average price ranged from a low of $4.46 per pound in 2015 to a high of $37.42 per pound in 2023. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in “Risk Factors” contained in Part I, Item 1A. of our 2022 Form 10-K.

LME Copper Prices

Through March 31, 2023

1,500
1,200
900
600
300
-
000s of metric tons
$5.00
$4.50
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$-
Dollars per pound
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
Exchange Stocks
LME Copper Prices

This graph presents LME copper settlement prices and the combined reported stocks of copper at the LME, Commodity Exchange Inc., and the Shanghai Futures Exchange from January 2013 through March 2023. During first-quarter 2023, LME copper settlement prices ranged from a low of $3.72 per pound to a high of $4.28 per pound, averaged $4.05 per pound and settled at $4.05 per pound on March 31, 2023. Physical market tightness continues to provide significant support to the price of copper, and inventory levels remain low with slightly more than three days of global consumption available. The LME copper settlement price was $3.89 per pound on April 28, 2023.

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

London Gold Prices

Through March 31, 2023

$2,250
$2,050
$1,850
$1,650
$1,450
$1,250
$1,050
$850
$650
Dollars per ounce
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023

This graph presents London PM gold prices from January 2013 through March 2023. During first-quarter 2023, London PM gold prices ranged from a low of $1,811 per ounce to a high of $1,994 per ounce, averaged $1,890 per ounce, and closed at $1,980 per ounce on March 31, 2023. Forecasts are divided as analysts are weighing the liquidity concerns in the U.S. banking sector and weakness of the U.S. dollar against the expected central bank response to persistent inflation. The London PM gold price was $1,983 per ounce on April 28, 2023.

Platts Metals Daily Molybdenum Dealer Oxide Prices
Through March 31, 2023
$40
$35
$30
$25
$20
$15
$10
$5
$0
Dollars per pound
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023

This graph presents the Platts Metals Daily Molybdenum Dealer Oxide weekly average price from January 2013 through March 2023. During first-quarter 2023, the weekly average price of molybdenum ranged from a low of $24.65 per pound to a high of $37.42 per pound and averaged $32.78 per pound. As China increased exports, molybdenum prices declined significantly from the first quarter high. We believe long-term fundamentals for molybdenum are positive with favorable demand drivers and limited supply. The Platts Metals Daily Molybdenum Dealer Oxide weekly average price was $24.65 per pound on March 31, 2023, and $21.20 per pound on April 28, 2023.

CONSOLIDATED RESULTS

	Three Months Ended March 31,
	2023		2022
SUMMARY FINANCIAL DATA	(in millions, except per share amounts)
Revenues[a,b]	$5,389		$6,603
Operating income[a]	$1,601		$2,809
Net income attributable to common stock[c]	$663	[d]	$1,527	[e]
Diluted net income per share of common stock	$0.46		$1.04
Diluted weighted-average shares of common stock outstanding	1,443		1,469

Operating cash flows[f]	$1,050		$1,691
Capital expenditures	$1,121		$723
At March 31:
Cash and cash equivalents	$6,852		$8,338
Total debt, including current portion	$9,635		$9,621

a.Refer to Note 9 for a summary of revenues and operating income by operating division.
b.Includes favorable adjustments to prior period provisionally priced concentrate and cathode copper sales totaling $210 million ($72 million to net income attributable to common stock or $0.05 per share) in first-quarter 2023 and $102 million ($42 million to net income attributable to common stock or less than $0.03 per share) in first-quarter 2022. Refer to Note 6 for further discussion.
c.We defer recognizing profits on intercompany sales until final sales to third parties occur. Refer to “Operations – Smelting and Refining” for a summary of net impacts from changes in these deferrals.
d.Includes net charges totaling $94 million ($0.06 per share) primarily associated with net adjustments to environmental obligations, contested tax matters and asset impairments in North America.
e.Includes net charges totaling $38 million ($0.03 per share), primarily associated with the settlement of an administrative fine and an adjustment to prior-period export duties at PT-FI.
f.Working capital and other uses totaled $467 million in first-quarter 2023 and $811 million in first-quarter 2022.

	Three Months Ended March 31,
	2023		2022
SUMMARY OPERATING DATA
Copper (millions of recoverable pounds)
Production	965		1,009
Sales, excluding purchases	832	[a]	1,024
Average realized price per pound	$4.11		$4.66
Site production and delivery costs per pound[b]	$2.57		$2.03
Unit net cash costs per pound[b]	$1.76		$1.33
Gold (thousands of recoverable ounces)
Production	405		415
Sales, excluding purchases	270	[a]	409
Average realized price per ounce	$1,949		$1,920
Molybdenum (millions of recoverable pounds)
Production	21		21
Sales, excluding purchases	19		19
Average realized price per pound	$30.32		$19.30

a.Beginning on January 1, 2023, PT-FI’s commercial arrangement with PT Smelting converted from a concentrate sales agreement to a tolling arrangement, which resulted in a change in timing of sales. As a result of the transition, approximately 110 million pounds of copper and 110 thousand ounces of gold from PT-FI's first-quarter 2023 production is deferred in inventory and will be sold in future periods.

b.Reflects per pound weighted-average production and delivery costs and unit net cash costs (net of by-product credits) for all copper mines, before net noncash and other costs. For reconciliations of per pound unit costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements, refer to “Product Revenues and Production Costs.”

Revenues
Consolidated revenues totaled $5.4 billion in first-quarter 2023 and $6.6 billion in first-quarter 2022. Revenues from our mining operations and processing facilities primarily include the sale of copper concentrate, copper cathode, copper rod, gold in concentrate and molybdenum. Refer to Note 9 for a summary of product revenues.

Following is a summary of changes in our consolidated revenues between periods (in millions):

Three Months Ended March 31

Consolidated revenues - 2022 period	$6,603
Lower sales volumes:
Copper	(895)
Gold	(267)
Molybdenum	—
(Lower) higher average realized prices:
Copper	(458)
Gold	8
Molybdenum	214
Adjustments for prior period provisionally priced copper sales	108
Higher Atlantic Copper revenues	38
Higher revenues from purchased copper	134
Lower treatment charges	32
Lower royalties and export duties	115
Other, including intercompany eliminations	(243)
Consolidated revenues - 2023 period	$5,389

Sales Volumes. Consolidated copper and gold sales volumes decreased in first-quarter 2023, compared with first-quarter 2022, primarily as a result of the deferral of sales recognition related to the PT Smelting tolling arrangement and the timing of shipments. In addition, PT-FI experienced lower operating rates at the Grasberg minerals district associated with a significant weather event that temporarily disrupted operations during February 2023.

Realized Prices. Our consolidated revenues can vary significantly as a result of fluctuations in the market prices of copper, gold and molybdenum. Average realized prices in first-quarter 2023, compared with first-quarter 2022, were 12% lower for copper, 2% higher for gold and 57% higher for molybdenum.
Average realized copper prices include net favorable adjustments to current period provisionally priced copper sales totaling $21 million in first-quarter 2023 and $116 million in first-quarter 2022. As discussed in Note 6, all of our copper concentrate and some cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) based primarily on quoted LME monthly average copper prices. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on provisionally priced concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until final pricing on the date of settlement. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs.

Prior Period Provisionally Priced Copper Sales. Net favorable adjustments to prior periods’ provisionally priced copper sales (i.e., provisionally priced sales at December 31, 2022 and 2021) recorded in consolidated revenues totaled $210 million in first-quarter 2023 and $102 million in first-quarter 2022. Refer to Notes 6 and 9 for a summary of total adjustments to prior period and current period provisionally priced sales.

At March 31, 2023, we had provisionally priced copper sales totaling 262 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average of $4.08 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the March 31, 2023, provisional price recorded would have an approximate $8 million effect on our 2023 net income attributable to common stock. The LME copper price settled at $3.89 per pound on April 28, 2023.

Beginning January 1, 2023, PT-FI’s commercial arrangement with PT Smelting converted from a concentrate sales agreement to a tolling arrangement. Under this arrangement PT-FI pays PT Smelting a tolling fee to smelt and refine its concentrate and PT-FI retains title to all products for sale to third parties (i.e., there are no further sales to PT Smelting). PT-FI’s sale of copper cathodes under the tolling arrangement are priced in the month of shipment and are not subject to provisional pricing.

Atlantic Copper Revenues. Atlantic Copper revenues totaled $756 million in first-quarter 2023, compared with $718 million in first-quarter 2022. Higher revenues in first-quarter 2023, compared with first-quarter 2022, primarily reflects higher sales volumes.

Purchased Copper. We purchase copper cathode primarily for processing by our Rod & Refining operations. The volumes of copper purchases vary depending on cathode production from our operations and totaled 48 million pounds in first-quarter 2023 and 15 million pounds in first-quarter 2022.

Treatment Charges. Revenues from our concentrate sales are recorded net of treatment charges (i.e., fees paid to smelters that are generally negotiated annually), which will vary with the sales volumes and the price of copper. The decrease in the treatment charges in first-quarter 2023 compared to first-quarter 2022 primarily reflects lower sales volumes and PT-FI’s commercial arrangement with PT Smelting converting from a concentrate sales agreement to a tolling arrangement. Costs incurred under the tolling arrangement are recorded as production costs in the consolidated statements of income (refer to Note 9).

Royalties and Export Duties. Royalties are primarily associated with PT-FI sales and vary with the volume of metal sold and the prices of copper and gold. In late 2022, the export duty rate declined from 5% to 2.5% as a result of smelter development progress. In March 2023, the Indonesia government verified that construction progress on the Manyar smelter exceeded 50%, allowing PT-FI’s export duties to be eliminated effective March 29, 2023.

Lower royalties and export duties during first-quarter 2023, compared with first-quarter 2022, reflect lower PT-FI copper and gold sales volumes and copper prices as well as a lower export duty rate of 2.5% in first-quarter 2023, compared to 5% in first-quarter 2022.

Production and Delivery Costs
Consolidated production and delivery costs totaled $3.2 billion in both first-quarter 2023 and 2022, reflecting increased costs for energy (which represents approximately 21% of our site operating costs), unplanned maintenance and inflationary cost pressures on input costs, mostly offset by lower sales volumes.

Site Production and Delivery Costs Per Pound. Site production and delivery costs for our copper mining operations primarily include labor, energy and other commodity-based inputs, such as sulfuric acid, explosives, steel, reagents, liners and tires. Consolidated site production and delivery costs (before net noncash and other costs) for our copper mines averaged $2.57 per pound of copper in first-quarter 2023 and $2.03 per pound of copper in first-quarter 2022.

Higher consolidated site production and delivery costs per pound of copper for first-quarter 2023, compared with first-quarter 2022, primarily reflect higher energy prices and increased costs for consumables such as sulfuric acid, explosives, key equipment parts and other supplies and services. Refer to “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements.

Depreciation, Depletion and Amortization
Depreciation will vary under the unit-of-production (UOP) method as a result of changes in sales volumes and the related UOP rates at our mining operations. Lower consolidated depreciation, depletion and amortization (DD&A) of $399 million in first-quarter 2023, compared to $489 million in first-quarter 2022, primarily reflects lower sales volumes from PT-FI.

Environmental Obligations and Shutdown Costs
Environmental obligation costs reflect net revisions to our long-term environmental obligations, which vary from period to period because of changes to environmental laws and regulations, the settlement of environmental matters and/or circumstances affecting our operations that could result in significant changes in our estimates. Shutdown costs include care-and-maintenance costs and any litigation, remediation or related expenditures associated with closed facilities or operations. Higher net charges for environmental obligations and shutdown costs in first-quarter 2023, compared to first-quarter 2022, primarily reflect net revisions to long-term historical environmental obligations totaling $56 million in first-quarter 2023.

Interest Expense, Net
Consolidated interest costs (before capitalization) totaled $207 million in first-quarter 2023 and $153 million in first-quarter 2022. The increase in consolidated interest costs (before capitalization) for the 2023 period, compared to the 2022 period, is primarily related to interest associated with PT-FI’s $3.0 billion of senior notes that were issued in April 2022 and a charge of $25 million related to contested tax matters in Peru.

Capitalized interest varies with the level of qualifying assets associated with our development projects and average interest rates on our borrowings. Capitalized interest totaled $56 million in first-quarter 2023 and $26 million in first-quarter 2022. The increase in capitalized interest costs for the 2023 period resulted from increased construction and development projects in process, primarily at our Indonesia smelter projects. Refer to “Capital Resources and Liquidity – Investing Activities” for discussion of capital expenditures associated with our major development projects.

Other income, Net
Other income, net totaled $88 million in first-quarter 2023 and $31 million in first-quarter 2022. The increase in other income, net for the 2023 period, compared to the 2022 period, is primarily related to higher interest income.

Income Taxes
Following is a summary of the approximate amounts used in the calculation of our consolidated income tax provision (in millions, except percentages):

	Three Months Ended March 31,
	2023				2022
	Income (Loss)[a]	Effective Tax Rate		Income Tax (Provision) Benefit	Income (Loss)[a]	Effective Tax Rate		Income Tax (Provision) Benefit
U.S.[b]	$213	—%	[c]	$4	$552	—%	[c]	$(2)
South America	499	39%		(194)	612	39%		(241)
Indonesia	887	37%		(330)	1,512	39%		(586)
Eliminations and other	(61)	N/A		22	37	N/A		(10)
Rate adjustment[d]	—	N/A		(1)	—	N/A		15
Consolidated FCX	$1,538	32%		$(499)	$2,713	30%		$(824)

a.Represents income before income taxes and equity in affiliated companies’ net earnings.
b.In addition to our North America mining operations, the U.S. jurisdiction reflects corporate-level expenses, which include interest expense associated with senior notes, general and administrative expenses, and environmental obligations and shutdown costs.
c.Includes valuation allowance release on prior year unbenefited net operating losses (NOLs). See below for discussion of the provisions of the U.S. Inflation Reduction Act of 2022 (Act).
d.In accordance with applicable accounting rules, we adjust our interim provision for income taxes equal to our consolidated tax rate.
In August 2022, the Act was signed into law, which includes, among other provisions, a new Corporate Alternative Minimum Tax (CAMT) of 15% on the adjusted financial statement income (AFSI) of corporations with average AFSI exceeding $1.0 billion over a three-year period. The provisions of the Act became applicable to us on January 1, 2023. As limited guidance related to how the CAMT provisions of the Act should be applied or otherwise administered has been released by the U.S. Department of the Treasury (Treasury), uncertainty remains regarding the application of the CAMT. We have made interpretations of certain provisions of the Act, and based on these interpretations, determined that the provisions of the Act did not impact our first-quarter 2023 financial results. However, future guidance released by the Treasury may differ from our interpretations, which could be material and may further limit our ability to realize future benefits from our U.S. NOLs.

Assuming achievement of current sales volume and cost estimates and average prices of $4.00 per pound for copper, $2,000 per ounce for gold and $18.00 per pound for molybdenum for the remainder of 2023, we estimate our consolidated effective tax rate for the year 2023 would approximate 34%. Changes in projected sales volumes and average prices during 2023 would incur tax impacts at estimated effective rates of 40% for Peru, 36% for Indonesia and 0% for the U.S., which excludes any impact from the Act. Our projected estimated effective tax rate of 0% for the U.S. for the year 2023 may be adjusted as additional guidance is released by the Treasury on key provisions of the Act, including guidance on the CAMT.

Noncontrolling Interests
Net income attributable to noncontrolling interests is primarily associated with PT-FI, Cerro Verde and El Abra and totaled $386 million in first-quarter 2023 (which represented 25% of our consolidated income before income taxes) and $377 million in first-quarter 2022 (which represented 14% of our consolidated income before income taxes). Beginning January 1, 2023, our economic and equity ownership interest in PT-FI is 48.76%. Prior to January 1, 2023, our economic interest in PT-FI approximated 81%. As discussed in Note 3 of our 2022 Form 10-K, in accordance with provisions pertaining to PT-FI’s shareholders agreement, our first-quarter 2023 net income included a $35 million net benefit associated with PT-FI sales volumes that were attributed to us at our previous approximate 81% economic ownership interest. Based on current sales volume and cost estimates and assuming average prices of $4.00 per pound of copper, $2,000 per ounce of gold and $18.00 per pound of molybdenum and taking into account the change in our economic interest in PT-FI, net income attributable to noncontrolling interests is estimated to approximate $2.2 billion for the year 2023 (which would represent 30% of our consolidated income before income taxes). The actual amount will depend on many factors, including relative performance of each business segment, commodity prices, costs and other factors.

Refer to Note 9 for net income attributable to noncontrolling interests for each of our business segments.

OPERATIONS

Responsible Production
2022 Annual Report on Sustainability. In April 2023, we published our 2022 Annual Report on Sustainability, which is available on our website at fcx.com/sustainability, marking our 22nd year of reporting on our sustainability progress. We are committed to building upon our achievements in sustainability and our position as a leading responsible copper producer.

The Copper Mark. We demonstrate our responsible production performance through the Copper Mark, a comprehensive assurance framework developed specifically for the copper industry. To achieve the Copper Mark, each site is required to complete an independent external assurance process to assess conformance with 32 environmental, social and governance criteria. Awarded sites must be revalidated every three years.

We have achieved the Copper Mark at all 12 of our copper producing sites globally. In addition, following the extension of the Copper Mark framework to molybdenum producers in 2022, our two primary molybdenum mines and four copper mines that produce by-product molybdenum were awarded the Molybdenum Mark.

Leaching Innovation Initiatives
We are continuing to advance efforts to increase copper production through enhanced recoveries from our large existing leach stockpiles. We have added covers to over 30% of our historical leach pads in an effort to increase temperatures and enhance recovery within the stockpiles. We are also pursuing third-party and internal initiatives for additives to enhance recovery and have identified new areas of leach opportunities on existing stockpiles and are using data analytics to improve our operating practices. The data analytics work is providing new insights to determine optimal operating protocols under various conditions of the stockpiles. Based on results to date, we are gaining confidence in achieving our annual-run-rate target of approximately 200 million pounds of copper by the end of 2023, with potentially larger opportunities in the future.

Feasibility and Optimization Studies
We are engaged in various studies associated with potential future expansion projects primarily at our mining operations. The costs for these studies are charged to production and delivery costs as incurred and totaled $50 million in first-quarter 2023 and $20 million in first-quarter 2022. We estimate the costs of these studies will approximate $200 million for the year 2023 (including approximately $70 million in second-quarter 2023), compared with approximately $140 million for the year 2022, subject to market conditions and other factors.

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

At Safford/Lone Star, production from oxide ores is approaching 300 million pounds of copper per year, which reflects expansion of the initial design capacity of 200 million pounds of copper per year. We have conducted significant exploration drilling in the area in recent years. The positive drilling results indicate potential opportunities to expand production to include sulfide ores in the future. We are advancing metallurgical testing and mine development planning for a potential significant long-term investment for development of identified large sulfide resources.

We are planning an expansion to double the concentrator capacity of the Bagdad operation in northwest Arizona. We are conducting a feasibility study, which is expected to be completed in the second half of 2023. In parallel, we are advancing plans for expanded tailings infrastructure projects to support Bagdad's long-range plans. The timing of future developments will be dependent on market conditions, labor and supply chain considerations and other economic factors.

A tight labor market and increased competition from other employers in North America continue to represent strategic challenges that are impacting production and our ability to further expand current mining rates.

Operating Data. Following is summary consolidated operating data for the North America copper mines:

	Three Months Ended March 31,
	2023	2022
Operating Data, Net of Joint Venture Interests
Copper (millions of recoverable pounds)
Production	332	354
Sales, excluding purchases	332	381
Average realized price per pound	$4.16	$4.62

Molybdenum (millions of recoverable pounds)
Production[a]	7	7

100% Operating Data
Leach operations
Leach ore placed in stockpiles (metric tons per day)	613,200	708,600
Average copper ore grade (%)	0.27	0.28
Copper production (millions of recoverable pounds)	234	245

Mill operations
Ore milled (metric tons per day)	297,500	291,400
Average ore grade (%):
Copper	0.34	0.36
Molybdenum	0.02	0.02
Copper recovery rate (%)	80.4	80.9
Copper production (millions of recoverable pounds)	154	169

a.Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at the North America copper mines.

Our consolidated copper sales volumes from North America of 332 million pounds in first-quarter 2023 were lower than first-quarter 2022 copper sales volumes of 381 million pounds, primarily reflecting the timing of shipments in first-quarter 2022 and reduced production in first-quarter 2023 associated with lower mining rates, lower ore grades and unplanned maintenance, partly offset by incremental copper associated with leach initiatives. North America copper sales are estimated to approximate 1.4 billion pounds for the year 2023.

Unit Net Cash Costs. We believe unit net cash costs per pound of copper is a measure that provides investors with information about the cash-generating capacity of our mining operations expressed on a basis relating to the primary metal product for our respective operations. We use this measure for the same purpose and for monitoring operating performance by our mining operations. This information differs from measures of performance determined in accordance with U.S. generally accepted accounting principles (GAAP) and should not be considered in isolation or as a substitute for measures of performance determined in accordance with U.S. GAAP. This measure is presented by other metals mining companies, although our measure may not be comparable to similarly titled measures reported by other companies.

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

	Three Months Ended March 31,
	2023				2022
	By- Product Method		Co-Product Method		By- Product Method		Co-Product Method
			Copper	Molyb- denum[a]			Copper	Molyb- denum[a]
Revenues, excluding adjustments	$4.16		$4.16	$28.35	$4.62		$4.62	$17.97

Site production and delivery, before net noncash and other costs shown below	2.91		2.54	19.85	2.38		2.20	10.95
By-product credits	(0.59)		—	—	(0.34)		—	—
Treatment charges	0.13		0.12	—	0.09		0.09	—
Unit net cash costs	2.45		2.66	19.85	2.13		2.29	10.95
DD&A	0.31		0.27	1.36	0.27		0.25	0.88
Noncash and other costs, net	0.22	[b]	0.18	1.60	0.07	[b]	0.07	0.14
Total unit costs	2.98		3.11	22.81	2.47		2.61	11.97
Revenue adjustments, primarily for pricing on prior period open sales	0.04		0.04	—	0.03		0.03	—
Gross profit per pound	$1.22		$1.09	$5.54	$2.18		$2.04	$6.00

Copper sales (millions of recoverable pounds)	335		335		381		381
Molybdenum sales (millions of recoverable pounds)[a]				7				7

a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.
b.Includes charges totaling $0.08 per pound of copper in first-quarter 2023 and $0.02 per pound of copper in first-quarter 2022 for feasibility and optimization studies. First-quarter 2023 also includes charges totaling $0.05 per pound of copper related to asset impairments.

Our North America copper mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) for the North America copper mines of $2.45 per pound of copper in first-quarter 2023 were higher than first-quarter 2022 unit net cash costs of $2.13 per pound of copper, primarily reflecting lower volumes and increased costs for maintenance and supplies, labor and energy, partly offset by higher molybdenum by-product credits.

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

Average unit net cash costs (net of by-product credits) for our North America copper mines are expected to approximate $2.62 per pound of copper for the year 2023, based on achievement of current volume and cost estimates and assuming an average molybdenum price of $18.00 per pound for the remainder of 2023. North America’s average unit net cash costs for the year 2023 would change by approximately $0.03 per pound for each $2 per pound change in the average price of molybdenum for the remainder of 2023.

South America Mining
We operate two copper mines in South America – Cerro Verde in Peru (in which we own a 53.56% interest) and El Abra in Chile (in which we own a 51% interest), which are consolidated in our financial statements.

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

Operating and Development Activities. El Abra's large sulfide resource supports a potential major mill project similar to the large-scale concentrator at Cerro Verde. Technical and economic studies continue to be evaluated to determine the optimal scope and timing for the sulfide project. We are advancing plans to invest in water infrastructure to provide options to extend existing operations, while continuing to monitor potential changes in Chile's regulatory and fiscal matters.

Operating Data. Following is summary consolidated operating data for South America mining:

	Three Months Ended March 31,
	2023	2022
Copper (millions of recoverable pounds)
Production	304	274
Sales	302	264
Average realized price per pound	$4.08	$4.69

Molybdenum (millions of recoverable pounds)
Production[a]	6	7

Leach operations
Leach ore placed in stockpiles (metric tons per day)	203,900	139,800
Average copper ore grade (%)	0.33	0.36
Copper production (millions of recoverable pounds)	86	61

Mill operations
Ore milled (metric tons per day)	405,100	394,400
Average ore grade (%):
Copper	0.34	0.33
Molybdenum	0.01	0.02
Copper recovery rate (%)	83.9	86.6
Copper production (millions of recoverable pounds)	218	213
a.Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at Cerro Verde.

Beginning in December 2022 and continuing in first-quarter 2023, heightened tensions, protests and social unrest emerged in Peru following a change in the country's political leadership. Cerro Verde operated at reduced rates from time to time during first-quarter 2023. While demonstrations and road blockages subsided in recent weeks, the potential for civil unrest and disruption of commerce and supply chains continues. Cerro Verde resumed normal operations in March 2023. We continue to monitor the situation with a priority on safety and security.

Our consolidated copper sales volumes from South America of 302 million pounds in first-quarter 2023 were higher than first-quarter 2022 copper sales volumes of 264 million pounds, primarily reflecting higher mining rates. Copper sales from South America mining are expected to approximate 1.2 billion pounds for the year 2023. Refer to “Outlook” for projected molybdenum sales volumes.

Unit Net Cash Costs. We believe unit net cash costs per pound of copper is a measure that provides investors with information about the cash-generating capacity of our mining operations expressed on a basis relating to the primary metal product for our respective operations. We use this measure for the same purpose and for monitoring operating performance by our mining operations. This information differs from measures of performance determined in accordance with U.S. GAAP and should not be considered in isolation or as a substitute for measures of performance determined in accordance with U.S. GAAP. This measure is presented by other metals mining companies, although our measure may not be comparable to similarly titled measures reported by other companies.

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

	Three Months Ended March 31,
	2023			2022
	By-Product Method		Co-Product Method	By-Product Method	Co-Product Method
Revenues, excluding adjustments	$4.08		$4.08	$4.69	$4.69

Site production and delivery, before net noncash and other costs shown below	2.54		2.27	2.43	2.22
By-product credits	(0.53)		—	(0.43)	—
Treatment charges	0.18		0.18	0.15	0.15
Royalty on metals	0.01		0.01	0.01	0.01
Unit net cash costs	2.20		2.46	2.16	2.38
DD&A	0.35		0.31	0.37	0.33
Noncash and other costs, net	0.09	[a]	0.08	0.07	0.07
Total unit costs	2.64		2.85	2.60	2.78
Revenue adjustments, primarily for pricing on prior period open sales	0.29		0.29	0.21	0.21
Gross profit per pound	$1.73		$1.52	$2.30	$2.12

Copper sales (millions of recoverable pounds)	302		302	264	264
a.Includes $0.03 per pound of copper for feasibility and optimization studies.

Our South America mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) for South America mining of $2.20 per pound of copper in first-quarter 2023 were higher than first-quarter 2022 unit net cash costs of $2.16 per pound of copper, primarily reflecting higher energy and other input costs, partly offset by the impact of higher volumes and molybdenum by-product credits.

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

Average unit net cash costs (net of by-product credits) for South America mining are expected to approximate $2.36 per pound of copper for the year 2023, based on current volume and cost estimates and assuming an average price of $18.00 per pound of molybdenum for the remainder of 2023.

Indonesia Mining
PT-FI operates one of the world’s largest copper and gold mines at the Grasberg minerals district in Central Papua, Indonesia. PT-FI produces copper concentrate that contains significant quantities of gold and silver. We have a 48.76% ownership interest in PT-FI and manage its mining operations. PT-FI's results are consolidated in our financial statements.

Under the terms of agreements entered into in 2018, our economic interest in PT-FI approximated 81% through 2022, and beginning January 1, 2023, our economic interest in PT-FI is 48.76% (refer to Note 1 for further discussion).

Other than copper concentrate delivered to PT Smelting for further processing into refined products, most of PT-FI’s copper concentrate is sold under long-term contracts.

Operating and Development Activities. Over a multi-year investment period, PT-FI has successfully commissioned three large-scale block cave mines in the Grasberg minerals district (Grasberg Block Cave, Deep Mill Level Zone and Big Gossan), providing cumulative annualized production volumes of approximately 1.6 billion pounds of copper and 1.6 million ounces of gold.

PT-FI is completing a project to install additional milling facilities, currently expected to be completed in early 2024. The project will increase milling capacity to approximately 240,000 metric tons of ore per day to provide sustained large scale production volumes. PT-FI is also advancing a mill recovery project with the installation of a new copper cleaner circuit that is expected to be completed in 2024 and is expected to provide incremental metal production of approximately 60 million pounds of copper and 40 thousand ounces of gold per year.

Kucing Liar. Long-term mine development activities are ongoing for PT-FI's Kucing Liar deposit in the Grasberg minerals district, which is expected to produce over 6 billion pounds of copper and 6 million ounces of gold between 2028 and the end of 2041. Pre-production development activities commenced in 2022 and are expected to continue over an approximate 10-year timeframe. Capital investments are estimated to average approximately $400 million per year over this period. At full operating rates of approximately 90,000 metric tons of ore per day, annual production from Kucing Liar is expected to approximate 550 million pounds of copper and 560 thousand ounces of gold, providing PT-FI with sustained long-term, large-scale and low-cost production. Kucing Liar will benefit from substantial shared infrastructure and PT-FI's experience and long-term success in block-cave mining.

Mining Rights. PT-FI and the Indonesia government continue to engage in discussions regarding the extension of PT-FI's mining rights under its special mining license (IUPK) beyond 2041. An extension beyond 2041 would enable continuity of large-scale operations for the benefit of all stakeholders and provide growth options through additional resource development opportunities in the highly attractive Grasberg minerals district.

Indonesia Smelter. In connection with PT-FI’s 2018 agreement with the Indonesia government to secure the extension of its long-term mining rights, PT-FI committed to construct additional domestic smelting capacity totaling 2 million metric tons of concentrate per year by the end of 2023 (subject to force majeure provisions). PT-FI is actively engaged in the following projects for additional domestic smelting capacity:

•Construction of the Manyar smelter in Gresik, Indonesia with a capacity to process approximately 1.7 million metric tons of copper concentrate per year. Smelter construction was approximately 60% complete at March 31, 2023, and is expected to be commissioned during 2024 at an estimated cost of $3.0 billion, including $2.8 billion for a construction contract (excluding capitalized interest, owner’s costs and commissioning) and $0.2 billion for investment in a desalinization plant.
•Expansion of PT Smelting's capacity by 30% to 1.3 million metric tons of copper concentrate per year, which is expected to be completed by the end of 2023. PT-FI is funding the cost of the expansion, estimated to approximate $250 million, with a loan that will convert to equity and increase PT-FI’s ownership in PT Smelting to a majority ownership interest upon project completion.
•Construction of a PMR to process gold and silver from the Manyar smelter and PT Smelting at an estimated cost of $400 million. Construction is in progress with commissioning expected during 2024.

During first-quarter 2023, capital expenditures for the Indonesia smelter projects totaled $0.3 billion, and are expected to approximate $1.6 billion for the year 2023. Capital expenditures for the Indonesia smelter projects are being funded with proceeds received from PT-FI's April 2022 senior notes offering and availability under its revolving credit facility.

Export License. In March 2023, PT-FI received an extension of its export license through June 10, 2023. PT-FI's IUPK provides that exports may continue through 2023, subject to force majeure considerations. PT-FI is working with the Indonesia government to obtain approval to continue exports as required for PT-FI’s operations until the Indonesia smelter projects are fully commissioned and reach designed operating conditions.

In late 2022, PT-FI’s export duty rate declined from 5% to 2.5% as a result of smelter development progress. In March 2023, the Indonesia government verified that construction progress on the Manyar smelter exceeded 50%, allowing PT-FI’s export duties to be eliminated effective March 29, 2023.

Operating Data. Following is summary consolidated operating data for Indonesia mining:

	Three Months Ended March 31,
	2023	2022
Copper (millions of recoverable pounds)
Production	329	381
Sales	198	379
Average realized price per pound	$4.07	$4.69

Gold (thousands of recoverable ounces)
Production	402	412
Sales	266	406
Average realized price per ounce	$1,949	$1,920

Ore extracted and milled (metric tons per day):
Grasberg Block Cave underground mine	89,700	100,400
Deep Mill Level Zone underground mine	70,000	78,400
Big Gossan underground mine	7,000	7,700
Other adjustments	(1,900)	—
Total	164,800	186,500
Average ore grades:
Copper (%)	1.17	1.23
Gold (grams per metric ton)	1.07	1.03
Recovery rates (%):
Copper	90.3	89.4
Gold	78.2	77.2

On February 11, 2023, PT-FI’s operations were temporarily disrupted because of significant rainfall and landslides, which restricted access to infrastructure near its milling operations. After recovery activities and the clearing of debris, PT-FI resumed operations by the end of February 2023 and achieved a full recovery in March 2023. PT-FI expects milling rates to average in excess of 200,000 metric tons of ore per day for the remainder of 2023.

Our consolidated sales of 198 million pounds of copper and 266 thousand ounces of gold in first-quarter 2023 were lower than first-quarter 2022 consolidated sales of 379 million pounds of copper and 406 thousand ounces of gold, primarily as a result of the timing of sales associated with the transition to a tolling arrangement with PT Smelting in 2023 and the impact of the temporary disruption of operations in February 2023 associated with the significant weather event.

Consolidated sales volumes from PT-FI are expected to approximate 1.5 billion pounds of copper and 1.8 million ounces of gold for the year 2023, net of a deferral of approximately 110 million pounds of copper and 140 thousand ounces of gold from mine production under tolling arrangements to be processed and sold as refined metal in future periods.

Unit Net Cash (Credits) Costs. We believe unit net cash (credits) costs per pound of copper is a measure that provides investors with information about the cash-generating capacity of our mining operations expressed on a basis relating to the primary metal product for our respective operations. We use this measure for the same purpose and for monitoring operating performance by our mining operations. This information differs from measures of performance determined in accordance with U.S. GAAP and should not be considered in isolation or as a substitute for measures of performance determined in accordance with U.S. GAAP. This measure is presented by other metals mining companies, although our measure may not be comparable to similarly titled measures reported by other companies.

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

	Three Months Ended March 31,
	2023				2022
	By-Product Method		Co-Product Method		By-Product Method		Co-Product Method
			Copper	Gold			Copper	Gold
Revenues, excluding adjustments	$4.07		$4.07	$1,949	$4.69		$4.69	$1,920

Site production and delivery, before net noncash and other costs shown below	2.01		1.20	574	1.41		0.96	395
Gold and silver credits	(2.84)		—	—	(2.17)		—	—
Treatment charges	0.37		0.22	106	0.25		0.17	69
Export duties	0.09		0.05	25	0.21		0.14	59
Royalty on metals	0.29		0.19	76	0.24		0.17	69
Unit net cash (credits) costs	(0.08)		1.66	781	(0.06)		1.44	592
DD&A	0.75		0.45	214	0.66		0.45	183
Noncash and other costs, net	0.16	[a]	0.09	43	0.07	[b]	0.05	20
Total unit costs	0.83		2.20	1,038	0.67		1.94	795
Revenue adjustments, primarily for pricing on prior period open sales	0.64		0.64	65	0.15		0.15	8
PT Smelting intercompany profit (loss)	0.56		0.34	162	(0.13)		(0.09)	(39)
Gross profit per pound/ounce	$4.44		$2.85	$1,138	$4.04		$2.81	$1,094

Copper sales (millions of recoverable pounds)	198		198		379		379
Gold sales (thousands of recoverable ounces)				266				406

a.Includes charges totaling $0.07 per pound of copper for feasibility and optimization studies.
b.Includes charges totaling $0.11 per pound of copper associated with the settlement of an administrative fine levied by the Indonesia government (refer to Note 8 for further discussion), and $0.05 per pound of copper associated with an adjustment to prior-period export duties, partly offset by credits totaling $0.08 per pound of copper associated with adjustments to prior year treatment and refining costs.

PT-FI's unit net cash credits (including gold and silver credits) of $0.08 per pound of copper in first-quarter 2023 were in line with unit net cash credits of $0.06 per pound in first-quarter 2022, reflecting higher gold and silver credits, mostly offset by lower volumes.

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold. The increase in treatment charges per pound of copper and ounce of gold in first-quarter 2023, compared to first-quarter 2022, reflects higher costs associated with the new tolling arrangement with PT Smelting compared to the previous concentrate sales agreement. Tolling costs paid to PT Smelting are recorded as production costs in the consolidated statements of income but are reflected as treatment costs in our unit net cash (credits) costs presentation.

PT-FI’s export duties totaled $17 million in first-quarter 2023 and $79 million in first-quarter 2022, and PT-FI’s royalties totaled $58 million in first-quarter 2023 and $92 million in first-quarter 2022. The decrease in export duties and royalties primarily reflects lower sales volumes. In late 2022, PT-FI’s export duty rate declined from 5% to 2.5% and was eliminated effective March 29, 2023.

Because certain assets are depreciated on a straight-line basis, PT-FI’s unit depreciation rate may vary with asset additions and the level of copper production and sales. The increase in the DD&A rate per pound of copper in first-quarter 2023, compared with first-quarter 2022, primarily reflects lower volumes associated with decreased operating rates as discussed above and significant underground development assets being placed into service.
Revenue adjustments primarily result from changes in prices on provisionally priced copper sales recognized in prior periods. Refer to “Consolidated Results – Revenues” for further discussion of adjustments to prior period provisionally priced copper sales.

PT Smelting intercompany profit (loss) represents the change in the deferral of 39.5% of PT-FI’s profit on sales to PT Smelting. Beginning on January 1, 2023, PT-FI’s commercial arrangement with PT Smelting converted from a concentrate sales agreement to a tolling arrangement. Under this arrangement, PT-FI pays PT Smelting a tolling fee to smelt and refine its concentrate and PT-FI retains title to all products for sales to third parties. Accordingly, beginning in 2023, there are no further sales to PT Smelting. Refer to “Smelting and Refining” below for further discussion.

Assuming an average gold price $2,000 per ounce for the remainder of 2023 and achievement of current volume and cost estimates, unit net cash credits (including gold and silver credits) for PT-FI are expected to approximate $0.15 per pound of copper for the year 2023. PT-FI's average unit net cash credits for the year 2023 would change by approximately $0.11 per pound of copper for each $100 per ounce change in the average price of gold for the remainder of 2023.

PT-FI’s projected sales volumes and unit net cash costs for the year 2023 are dependent on a number of factors, including operational performance, timing of shipments and the extension of PT-FI's export license after June 10, 2023.

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

Operating and Development Activities. Production from the Molybdenum mines totaled 8 million pounds of molybdenum in first-quarter 2023 and was slightly higher than production of 7 million pounds of molybdenum in first-quarter 2022, primarily reflecting higher milling rates. Refer to “Consolidated Results” for our consolidated molybdenum operating data, which includes sales of molybdenum produced at our Molybdenum mines and from our North America and South America copper mines. Refer to “Outlook” for projected consolidated molybdenum sales volumes and to “Markets” for a discussion of the decline in molybdenum prices.

Unit Net Cash Costs Per Pound of Molybdenum. We believe unit net cash costs per pound of molybdenum is a measure that provides investors with information about the cash-generating capacity of our mining operations expressed on a basis relating to the primary metal product for our respective operations. We use this measure for the same purpose and for monitoring operating performance by our mining operations. This information differs from measures of performance determined in accordance with U.S. GAAP and should not be considered in isolation or as a substitute for measures of performance determined in accordance with U.S. GAAP. This measure is presented by other metals mining companies, although our measure may not be comparable to similarly titled measures reported by other companies.

Average unit net cash costs for the Molybdenum mines of $12.24 per pound of molybdenum in first-quarter 2023 were higher than average unit net cash costs of $10.89 per pound in first-quarter 2022, primarily reflecting increased contract labor and input costs, partly offset by higher volumes. Based on current volume and cost estimates, average unit net cash costs for the Molybdenum mines are expected to approximate $13.36 per pound of molybdenum for the year 2023. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

Smelting and Refining
We wholly own and operate the Miami smelter in Arizona, the El Paso refinery in Texas and Atlantic Copper, a smelter and refinery in Spain. Additionally, PT-FI has a 39.5% ownership interest in PT Smelting and expects its ownership to increase to a majority interest upon completion of the expansion of PT Smelting’s smelting capacity. Through this form of downstream integration, we are assured placement of a significant portion of our concentrate production.

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

Atlantic Copper smelts and refines copper concentrate and markets refined copper and precious metals in slimes. During first-quarter 2023, Atlantic Copper’s concentrate purchases included 37% from our copper mining operations and 63% from third parties.

Beginning on January 1, 2023, PT-FI's commercial arrangement with PT Smelting converted from a concentrate sales agreement to a tolling arrangement. Under this arrangement, PT-FI pays PT Smelting a tolling fee (which PT-FI records as production costs in the consolidated statements of income) to smelt and refine its concentrate and PT-FI retains title to all products for sale to third parties (i.e., there are no further sales to PT Smelting). While the new tolling agreement with PT Smelting does not significantly change PT-FI's economics, it impacted the timing of PT-FI's first-quarter 2023 sales and working capital requirements. PT-FI's first-quarter 2023 production exceeded its sales primarily associated with the deferral of mine production under the tolling arrangement that will be processed and sold as refined metal in future periods.

We defer recognizing profits on sales from our mining operations to Atlantic Copper and, through December 31, 2022, on 39.5% of PT-FI’s sales to PT Smelting until final sales to third parties occur. Changes in these deferrals attributable to variability in intercompany volumes resulted in net additions to operating income totaling $111 million ($48 million to net income attributable to common stock) in first-quarter 2023 and $46 million ($23 million to net income attributable to common stock) in first-quarter 2022. Our net deferred profits on our inventories at Atlantic Copper to be recognized in future periods’ net income attributable to common stock totaled $51 million at March 31, 2023. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices will result in variability in our net deferred profits and quarterly earnings.

CAPITAL RESOURCES AND LIQUIDITY

Our consolidated operating cash flows vary with sales volumes; prices realized from copper, gold and molybdenum sales; production costs; income taxes; other working capital changes; and other factors. We believe the actions we have taken in recent years to build a strong balance sheet, successfully expand low-cost operations and maintain flexible organic growth options while maintaining sufficient liquidity, will allow us to continue to execute our business plans in a prudent manner during periods of economic uncertainty while preserving substantial future asset values.

The banking industry has experienced disruption in recent months following the failure of certain banks, resulting in increased volatility in the global financial markets. Although these events have not had a financial impact on our business, we continue to monitor the instability in the banking industry, including any impacts on our suppliers and customers.

We closely monitor market conditions and will adjust our operating plans to protect liquidity and preserve our asset values, if necessary. We expect to maintain a strong balance sheet and liquidity position as we focus on building long-term value in our business, executing our operating plans safely, responsibly and efficiently, and prudently managing costs and capital expenditures.

Based on current sales volume, cost and metal price estimates discussed in “Outlook,” our available cash and cash equivalents plus our projected consolidated operating cash flows of $7.0 billion for the year 2023 exceed our expected consolidated capital expenditures of $5.1 billion (which includes $1.6 billion for the Indonesia smelter projects that are being funded with the remaining proceeds from PT-FI’s senior notes and its available credit facility).

We have cash on hand and the financial flexibility to fund capital expenditures and our other cash requirements for the year, including noncontrolling interest distributions, income tax payments, current common stock dividends (base and variable) and any share or debt repurchases. At March 31, 2023, we had $6.9 billion of consolidated cash and cash equivalents (which includes $1.5 billion of PT-FI cash designated for Indonesia smelter projects). FCX, PT-FI and Cerro Verde have $3.0 billion, $1.3 billion and $350 million, respectively, of availability under their revolving credit facilities. Refer to “Outlook” for further discussion of projected operating cash flows and capital expenditures for 2023 and to “Debt” below and Note 5 for further discussion.

Financial Policy. Our financial policy is aligned with our strategic objectives of maintaining a strong balance sheet, providing cash returns to shareholders and advancing opportunities for future growth. The policy includes a base dividend and a performance-based payout framework, whereby up to 50% of available cash flows generated after planned capital spending and distributions to noncontrolling interest would be allocated to shareholder returns and the balance to debt reduction and investments in value enhancing growth projects, subject to us maintaining our net debt at a level not to exceed the net debt target of $3.0 billion to $4.0 billion (excluding net project debt for additional smelting capacity in Indonesia). Our Board of Directors (Board) will review the structure of the performance-based payout framework at least annually.

At March 31, 2023, our net debt, excluding net debt for the Indonesia smelter projects, totaled $1.3 billion. Refer to "Net Debt" for further discussion.

In March 2023, our Board declared cash dividends totaling $0.15 per share on our common stock (including a $0.075 per share quarterly base cash dividend and a $0.075 per share quarterly variable, performance-based cash dividend), which was paid on May 1, 2023, to shareholders of record as of April 14, 2023. Based on current market conditions, the base and variable dividends on our common stock are anticipated to total $0.60 per share for 2023 (including the dividends paid on May 1, 2023), comprised of a $0.30 per share base dividend and $0.30 per share variable dividend. The declaration and payment of dividends (base or variable) is at the discretion of our Board and will depend on our financial results, cash requirements, global economic conditions and other factors deemed relevant by our Board.

Cash
Following is a summary of the U.S. and international components of consolidated cash and cash equivalents available to the parent company, excluding cash committed for the Indonesia smelter projects and net of noncontrolling interests’ share, taxes and other costs at March 31, 2023 (in billions):

Cash at domestic companies	$3.4
Cash at international operations	3.5
Total consolidated cash and cash equivalents	6.9
Cash for Indonesia smelter projects	(1.5)	[a]
Noncontrolling interests’ share	(1.0)
Cash, net of noncontrolling interests’ share	4.4
Withholding taxes	(0.1)
Net cash available	$4.3
a.Estimated remaining net proceeds from PT-FI's April 2022 senior notes offering.

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

Debt
At March 31, 2023, consolidated debt totaled $9.6 billion, with a weighted-average interest rate of 5.1%. Substantially all of our outstanding debt is fixed rate. We had no borrowings outstanding and $8 million in letters of credit issued under our $3.0 billion revolving credit facility. Additionally, at March 31, 2023, no amounts were drawn under PT-FI’s $1.3 billion revolving credit facility or Cerro Verde’s $350 million revolving credit facility. Refer to Note 5 for further discussion.

Operating Activities
We generated operating cash flows of $1.1 billion (net of $0.5 billion of working capital and other uses) in first-quarter 2023 and $1.7 billion (net of $0.8 billion of working capital and other uses) in first-quarter 2022. Lower operating cash flows in first-quarter 2023, compared with first-quarter 2022, primarily reflected lower copper prices and the impact of lower sales volumes primarily associated with PT-FI’s transition to a tolling arrangement with PT Smelting.

Investing Activities
Capital Expenditures. Capital expenditures, including capitalized interest, totaled $1.1 billion in first-quarter 2023, including approximately $0.4 billion for major mining projects primarily associated with underground development activities in the Grasberg minerals district and $0.3 billion for the Indonesia smelter projects.

Capital expenditures, including capitalized interest, totaled $0.7 billion in first-quarter 2022, including approximately $0.4 billion for major mining projects primarily associated with underground development activities in the Grasberg minerals district and $0.1 billion for the Indonesia smelter projects.

Loans to PT Smelting for Expansion. PT-FI made loans to PT Smelting totaling $24 million in first-quarter 2023 and $9 million in first-quarter 2022 to fund PT Smelting’s expansion project.

Financing Activities
Debt Transactions. Net repayments of debt totaled $1.0 billion in first-quarter 2023 reflecting the repayment of our 3.875% Senior Notes that matured in March 2023. Net proceeds from debt totaled $170 million in first-quarter 2022.

Cash Dividends on Common Stock. We paid cash dividends on our common stock totaling $217 million in first-quarter 2023 and $220 million in first-quarter 2022. The declaration and payment of dividends (base or variable) is at the discretion of our Board and will depend on our financial results, cash requirements, global economic conditions and other factors deemed relevant by our Board. Refer to Note 5, Item 1A. “Risk Factors” contained in Part I of our 2022 Form 10-K, “Cautionary Statement” below and discussion of our financial policy above.

Cash Dividends and Distributions Paid to Noncontrolling Interests. Cash dividends and distributions paid to noncontrolling interests at our international operations totaled $204 million in first-quarter 2022 (none in first-quarter 2023). At March 31, 2023, we had dividends payable to noncontrolling interests totaling $134 million recorded in accounts payable and accrued liabilities in our consolidated balance sheets that will be paid in second-quarter 2023. Based on the estimates discussed in “Outlook,” we currently expect cash dividends and distributions paid to noncontrolling interests to exceed $2.0 billion for the year 2023. Cash dividends and distributions to noncontrolling interests vary based on the operating results and cash requirements of our consolidated subsidiaries.

Treasury Stock Purchases. Since mid-2021, we have acquired 47.8 million shares of our common stock under the share repurchase program for a total cost of $1.8 billion ($38.35 average cost per share), including 12.3 million shares in first-quarter 2022 for a cost of $541 million. No shares have been purchased since July 11, 2022. As of May 4, 2023, we had $3.2 billion available for repurchases under the program. The timing and amount of share repurchases is at the discretion of management and will depend on a variety of factors. The share repurchase program may be modified, increased, suspended or terminated at any time at our Board’s discretion. Refer to Item 1A. “Risk Factors” contained in Part I of our 2022 Form 10-K, “Cautionary Statement” below and discussion of our financial policy above.

Contributions from Noncontrolling Interests. We received equity contributions totaling $50 million in first-quarter 2023 and $47 million in first-quarter 2022 from PT Mineral Industri Indonesia (formerly PT Indonesia Asahan Aluminium (Persero), (MIND ID)). Contributions in first-quarter 2023 were primarily associated with receipt of the final capital contribution in accordance with the PT-FI shareholders agreement. Contributions in first-quarter 2022 were associated with MIND ID’s share of capital spending on underground mine development projects in the Grasberg minerals district. Beginning on January 1, 2023, capital spending at PT-FI is being shared in accordance with the shareholders’ ownership interests.

CONTRACTUAL OBLIGATIONS

There have been no other material changes in our contractual obligations since December 31, 2022. Refer to Note 13 and Part II, Items 7. and 7A. in our 2022 Form 10-K for information regarding our contractual obligations.

CONTINGENCIES

Environmental Liabilities and AROs
Our current and historical operating activities are subject to stringent laws and regulations governing the protection of the environment. We perform a comprehensive annual review of our environmental liabilities and AROs and also review changes in facts and circumstances associated with these obligations at least quarterly.

There have been no significant changes to our environmental liabilities and AROs since December 31, 2022. Updated cost assumptions, including increases and decreases to cost estimates, changes in the anticipated scope and timing of remediation activities, and settlement of environmental matters may result in additional revisions to certain of our environmental liabilities and AROs. Refer to Note 12 in our 2022 Form 10-K for further information regarding our environmental liabilities and AROs.

Litigation and Other Contingencies
There have been no material changes to our contingencies associated with legal proceedings, environmental and other matters since December 31, 2022. Refer to Note 12 and “Legal Proceedings” contained in Part I, Item 3. of our 2022 Form 10-K, as updated by Note 8, for further information regarding litigation and other contingencies.

NEW ACCOUNTING STANDARDS

There were no significant updates to previously reported accounting standards included in Note 1 of our 2022 Form 10-K.

NET DEBT

We believe net debt, which we define as consolidated debt less consolidated cash and cash equivalents, provides investors with information related to the performance-based payout framework in our financial policy, which requires achievement of a net debt target in the range of $3.0 billion to $4.0 billion (excluding net project debt for additional smelting capacity in Indonesia). This information differs from consolidated debt determined in accordance with U.S. GAAP and should not be considered in isolation or as a substitute for consolidated debt determined in accordance with U.S. GAAP. Our net debt, which may not be comparable to similarly titled measures reported by other companies, follows (in billions):

	As of March 31, 2023		As of December 31, 2022
Current portion of debt	$—	[a]	$1.0
Long-term debt, less current portion	9.6		9.6
Consolidated debt	9.6		10.6
Less: consolidated cash and cash equivalents	6.9		8.1
FCX net debt	2.8	[b]	2.5
Less: net debt for Indonesia smelter projects[c]	1.5		1.2
FCX net debt, excluding Indonesia smelter projects	$1.3		$1.3
a.Rounds to less than $0.1 billion
b.Does not foot because of rounding.
c.Includes consolidated debt of $3.0 billion and consolidated cash and cash equivalents of $1.5 billion as of March 31, 2023, and consolidated debt of $3.0 billion and consolidated cash and cash equivalents of $1.8 billion as of December 31, 2022.

PRODUCT REVENUES AND PRODUCTION COSTS

We believe unit net cash costs (credits) per pound of copper and molybdenum are measures that provide investors with information about the cash-generating capacity of our mining operations expressed on a basis relating to the primary metal product for the respective operations. We use these measures for the same purpose and for monitoring operating performance by our mining operations. This information differs from measures of performance determined in accordance with U.S. GAAP and should not be considered in isolation or as a substitute for measures of performance determined in accordance with U.S. GAAP. These measures are presented by other metals mining companies, although our measures may not be comparable to similarly titled measures reported by other companies.

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

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2023
(In millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,394		$1,394	$212	$36	$1,642
Site production and delivery, before net noncash and other costs shown below	976		850	149	27	1,026
By-product credits	(198)		—	—	—	—
Treatment charges	42		40	—	2	42
Net cash costs	820		890	149	29	1,068
DD&A	102		90	10	2	102
Noncash and other costs, net	76	[c]	63	12	1	76
Total costs	998		1,043	171	32	1,246
Other revenue adjustments, primarily for pricing on prior period open sales	15		15	—	—	15
Gross profit	$411		$366	$41	$4	$411

Copper sales (millions of recoverable pounds)	335		335
Molybdenum sales (millions of recoverable pounds)[a]				7

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$4.16		$4.16	$28.35
Site production and delivery, before net noncash and other costs shown below	2.91		2.54	19.85
By-product credits	(0.59)		—	—
Treatment charges	0.13		0.12	—
Unit net cash costs	2.45		2.66	19.85
DD&A	0.31		0.27	1.36
Noncash and other costs, net	0.22	[c]	0.18	1.60
Total unit costs	2.98		3.11	22.81
Other revenue adjustments, primarily for pricing on prior period open sales	0.04		0.04	—
Gross profit per pound	$1.22		$1.09	$5.54

Reconciliation to Amounts Reported

	Revenues		Production and Delivery	DD&A
Totals presented above	$1,642		$1,026	$102
Treatment charges	(6)		36	—
Noncash and other costs, net	—		76	—
Other revenue adjustments, primarily for pricing on prior period open sales	15		—	—
Eliminations and other	19		24	1
North America copper mines	1,670		1,162	103
Other mining[d]	5,312		3,499	283
Corporate, other & eliminations	(1,593)		(1,496)	13
As reported in our consolidated financial statements	$5,389		$3,165	$399

a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold and silver product revenues and production costs.
c.Includes charges totaling $27 million ($0.08 per pound of copper) for feasibility and optimization studies and $16 million ($0.05 per pound of copper) related to asset impairments.
d.Represents the combined total for our other segments as presented in Note 9.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2022
(In millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,763		$1,763	$138	$27	$1,928
Site production and delivery, before net noncash and other costs shown below	908		839	84	17	940
By-product credits	(133)		—	—	—	—
Treatment charges	36		35	—	1	36
Net cash costs	811		874	84	18	976
DD&A	105		96	7	2	105
Noncash and other costs, net	28	[c]	27	1	—	28
Total costs	944		997	92	20	1,109
Other revenue adjustments, primarily for pricing on prior period open sales	11		11	—	—	11
Gross profit	$830		$777	$46	$7	$830

Copper sales (millions of recoverable pounds)	381		381
Molybdenum sales (millions of recoverable pounds)[a]				7

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$4.62		$4.62	$17.97
Site production and delivery, before net noncash and other costs shown below	2.38		2.20	10.95
By-product credits	(0.34)		—	—
Treatment charges	0.09		0.09	—
Unit net cash costs	2.13		2.29	10.95
DD&A	0.27		0.25	0.88
Noncash and other costs, net	0.07	[c]	0.07	0.14
Total unit costs	2.47		2.61	11.97
Other revenue adjustments, primarily for pricing on prior period open sales	0.03		0.03	—
Gross profit per pound	$2.18		$2.04	$6.00

Reconciliation to Amounts Reported
	Revenues		Production and Delivery	DD&A
Totals presented above	$1,928		$940	$105
Treatment charges	(4)		32	—
Noncash and other costs, net	—		28	—
Other revenue adjustments, primarily for pricing on prior period open sales	11		—	—
Eliminations and other	16		18	—
North America copper mines	1,951		1,018	105
Other mining[d]	6,376		3,847	368
Corporate, other & eliminations	(1,724)		(1,715)	16
As reported in our consolidated financial statements	$6,603		$3,150	$489

a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold and silver product revenues and production costs.
c.Includes charges totaling $8 million ($0.02 per pound of copper) for feasibility and optimization studies.
d.Represents the combined total for our other segments as presented in Note 9.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2023
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$1,229		$1,229	$173	$1,402
Site production and delivery, before net noncash and other costs shown below	767		685	98	783
By-product credits	(160)		—	—	—
Treatment charges	55		55	—	55
Royalty on metals	2		2	—	2
Net cash costs	664		742	98	840
DD&A	107		94	13	107
Noncash and other costs, net	26	[b]	23	3	26
Total costs	797		859	114	973
Other revenue adjustments, primarily for pricing on prior period open sales	89		89	3	92
Gross profit	$521		$459	$62	$521

Copper sales (millions of recoverable pounds)	302		302

Gross profit per pound of copper:

Revenues, excluding adjustments	$4.08		$4.08
Site production and delivery, before net noncash and other costs shown below	2.54		2.27
By-product credits	(0.53)		—
Treatment charges	0.18		0.18
Royalty on metals	0.01		0.01
Unit net cash costs	2.20		2.46
DD&A	0.35		0.31
Noncash and other costs, net	0.09	[b]	0.08
Total unit costs	2.64		2.85
Other revenue adjustments, primarily for pricing on prior period open sales	0.29		0.29
Gross profit per pound	$1.73		$1.52

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$1,402		$783	$107
Treatment charges	(55)		—	—
Royalty on metals	(2)		—	—
Noncash and other costs, net	—		26	—
Other revenue adjustments, primarily for pricing on prior period open sales	92		—	—
Eliminations and other	(1)		(2)	—
South America mining	1,436		807	107
Other mining[c]	5,546		3,854	279
Corporate, other & eliminations	(1,593)		(1,496)	13
As reported in our consolidated financial statements	$5,389		$3,165	$399

a.Includes silver sales of 1.0 million ounces ($23.41 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.
b.Includes charges totaling $9 million ($0.03 per pound of copper) for feasibility studies.
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
b.Represents the combined total for our other segments as presented in Note 9.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash (Credits) Costs

Three Months Ended March 31, 2023
(In millions)	By-Product		Co-Product Method
	Method		Copper		Gold	Other[a]	Total
Revenues, excluding adjustments	$806		$806		$518	$28	$1,352
Site production and delivery, before net noncash and other costs shown below	399		238		153	8	399
Gold and silver credits	(563)		—		—	—	—
Treatment charges	74		44		28	2	74
Export duties	17		10		7	—	17
Royalty on metals	58		37		20	1	58
Net cash (credits) costs	(15)		329		208	11	548
DD&A	148		88		57	3	148
Noncash and other costs, net	30	[b]	18		11	1	30
Total costs	163		435		276	15	726
Other revenue adjustments, primarily for pricing on prior period open sales	126		126		17	—	143
PT Smelting intercompany profit	112		67		43	2	112
Gross profit	$881		$564		$302	$15	$881

Copper sales (millions of recoverable pounds)	198		198
Gold sales (thousands of recoverable ounces)					266

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$4.07		$4.07		$1,949
Site production and delivery, before net noncash and other costs shown below	2.01		1.20		574
Gold and silver credits	(2.84)		—		—
Treatment charges	0.37		0.22		106
Export duties	0.09		0.05		25
Royalty on metals	0.29		0.19		76
Unit net cash (credits) costs	(0.08)		1.66		781
DD&A	0.75		0.45		214
Noncash and other costs, net	0.16	[b]	0.09		43
Total unit costs	0.83		2.20		1,038
Other revenue adjustments, primarily for pricing on prior period open sales	0.64		0.64		65
PT Smelting intercompany profit	0.56		0.34		162
Gross profit per pound/ounce	$4.44		$2.85		$1,138

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery		DD&A
Totals presented above	$1,352		$399		$148
Treatment charges	(52)		22	[c]	—
Export duties	(17)		—		—
Royalty on metals	(58)		—		—
Noncash and other costs, net	—		30		—
Other revenue adjustments, primarily for pricing on prior period open sales	143		—		—
PT Smelting intercompany profit	—		(112)		—
Eliminations and other	—		(4)		—
Indonesia mining	1,368		335		148
Other mining[d]	5,614		4,326		238
Corporate, other & eliminations	(1,593)		(1,496)		13
As reported in our consolidated financial statements	$5,389		$3,165		$399

a.Includes silver sales of 0.9 million ounces ($23.29 per ounce average realized price).
b.Includes charges totaling $13 million ($0.07 per pound of copper) for feasibility and optimization studies.
c.Represents tolling costs paid to PT Smelting.
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
c.Represents the combined total for our other segments as presented in Note 9.

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Three Months Ended March 31,
(In millions)	2023	2022

Revenues, excluding adjustments[a]	$230	$134
Site production and delivery, before net noncash and other costs shown below	91	72
Treatment charges and other	7	6
Net cash costs	98	78
DD&A	20	16
Noncash and other costs, net	5	3
Total costs	123	97
Gross profit	$107	$37

Molybdenum sales (millions of recoverable pounds)[a]	8	7

Gross profit per pound of molybdenum:

Revenues, excluding adjustments[a]	$28.96	$18.75
Site production and delivery, before net noncash and other costs shown below	11.39	10.04
Treatment charges and other	0.85	0.85
Unit net cash costs	12.24	10.89
DD&A	2.57	2.27
Noncash and other costs, net	0.68	0.40
Total unit costs	15.49	13.56
Gross profit per pound	$13.47	$5.19

Reconciliation to Amounts Reported
		Production
Three Months Ended March 31, 2023	Revenues	and Delivery	DD&A
Totals presented above	$230	$91	$20
Treatment charges and other	(7)	—	—
Noncash and other costs, net	—	5	—
Molybdenum mines	223	96	20
Other mining[b]	6,759	4,565	366
Corporate, other & eliminations	(1,593)	(1,496)	13
As reported in our consolidated financial statements	$5,389	$3,165	$399

Three Months Ended March 31, 2022
Totals presented above	$134	$72	$16
Treatment charges and other	(6)	—	—
Noncash and other costs, net	—	3	—
Molybdenum mines	128	75	16
Other mining[b]	8,199	4,790	457
Corporate, other & eliminations	(1,724)	(1,715)	16
As reported in our consolidated financial statements	$6,603	$3,150	$489

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

CAUTIONARY STATEMENT

Our discussion and analysis contains forward-looking statements in which we discuss our potential future performance. Forward-looking statements are all statements other than statements of historical facts, such as plans, projections, or expectations relating to business outlook, strategy, goals or targets; global market conditions; ore grades and milling rates; production and sales volumes; unit net cash costs and operating costs; capital expenditures; operating plans; cash flows; liquidity; PT-FI’s financing, construction and completion of additional domestic smelting capacity in Indonesia in accordance with the terms of its IUPK; extension of PT-FI’s IUPK beyond 2041 and export permit beyond June 10, 2023; our commitment to deliver responsibly produced copper and molybdenum, including plans to implement, validate and maintain validation of our operating sites under specific frameworks; execution of our energy and climate strategies and the underlying assumptions and estimated impacts on our business related thereto; achievement of 2030 climate targets and 2050 net zero aspiration; improvements in operating procedures and technology innovations; exploration efforts and results; development and production activities, rates and costs; future organic growth opportunities; tax rates; export quotas; the impact of copper, gold and molybdenum price changes; the impact of deferred intercompany profits on earnings; mineral reserve and mineral resource estimates; final resolution of settlements associated with ongoing legal proceedings; debt repurchases; and the ongoing implementation of our financial policy and future returns to shareholders, including dividend payments (base or variable) and share repurchases. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “targets,” “intends,” “likely,” “will,” “should,” “could,” “to be,” “potential,” “assumptions,” “guidance,” “aspirations,” “future,” “commitments,” “pursues,” “initiatives,” “objectives,” “opportunities,” “strategy” and any similar expressions are intended to identify those assertions as forward-looking statements. The declaration and payment of dividends (base or variable), and timing and amount of any share repurchases are at the discretion of the Board and management, respectively, and are subject to a number of factors, including maintaining our net debt target, capital availability, our financial results, cash requirements, global economic conditions, changes in laws, contractual restrictions and other factors deemed relevant by the Board or management, as applicable. The share repurchase program may be modified, increased, suspended or terminated at any time at the Board’s discretion.

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, supply of and demand for, and prices of the commodities we produce, primarily copper; price and availability of consumables and components we purchase as well as constraints on supply and logistics, and transportation services; changes in our cash requirements, financial position, financing or investment plans; changes in general market, economic, regulatory or industry conditions; reductions in liquidity and access to capital; changes in tax laws and regulations, including the impact of the Act; any major public health crisis; political and social risks, including the potential effects of violence in Indonesia, civil unrest in Peru, and relations with local communities and Indigenous Peoples; operational risks inherent in mining, with higher inherent risks in underground mining; mine sequencing; changes in mine plans or operational modifications, delays, deferrals or cancellations; production rates; timing of shipments; results of technical, economic or feasibility studies; potential inventory adjustments; potential impairment of long-lived mining assets; PT-FI's ability to export and sell copper concentrate and anode slimes; satisfaction of requirements in accordance with PT-FI's IUPK to extend mining rights from 2031 through 2041; the Indonesia government's approval of a deferred schedule for completion of additional domestic smelting capacity in Indonesia; discussions relating to the extension of PT-FI’s IUPK beyond 2041; cybersecurity incidents; labor relations, including labor-related work stoppages and costs; compliance with applicable environmental, health and safety laws and regulations; weather- and climate-related risks; environmental risks, including availability of secure water supplies, and litigation results; our ability to comply with our responsible production commitments under specific frameworks and any changes to such frameworks and other factors described in more detail under the heading “Risk Factors” contained in Part I, Item 1A. of our 2022 Form 10-K.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risks during the three-month period ended March 31, 2023. For additional information on market risks, refer to “Disclosures About Market Risks” included in Part II, Items 7. and 7A. of our 2022 Form 10-K. For projected sensitivities of our operating cash flow to changes in commodity prices, refer to “Outlook” in Part I, Item 2. of this quarterly report on Form 10-Q; for projected sensitivities of our provisionally priced copper sales to changes in commodity prices refer to “Consolidated Results – Revenues” in Part I, Item 2. of this quarterly report on Form 10-Q.

Item 4.Controls and Procedures.

(a)Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective as of March 31, 2023.

(b)Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management does not believe, based on currently available information, that the outcome of any legal proceeding reported in Part I, Item 3. “Legal Proceedings” and Note 12 of our 2022 Form 10-K, and Note 8 herein, will have a material adverse effect on our financial condition; although individual or cumulative outcomes could be material to our operating results for a particular period, depending on the nature and magnitude of the outcome and the operating results for the period.

There have been no material changes to legal proceedings previously disclosed in Part I, Item 3. “Legal Proceedings” and Note 12 of our 2022 Form 10-K, except as described in Note 8 herein.

Item 1A. Risk Factors.

There have been no material changes to our risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our 2022 Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended March 31, 2023.

The following table sets forth information with respect to shares of FCX common stock purchased by us during the three months ended March 31, 2023, and the approximate dollar value of shares that may yet be purchased pursuant to our share repurchase program:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[a]	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs[a]
January 1-31, 2023	—	$—	—	$3,164,642,228
February 1-28, 2023	—	$—	—	$3,164,642,228
March 1-31, 2023	—	$—	—	$3,164,642,228
Total	—	$—	—
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

Item 6.Exhibits.

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
2.1*	PT-FI Divestment Agreement dated as of September 27, 2018 among FCX, International Support LLC, PT Freeport Indonesia, PT Indocopper Investama and PT Indonesia Asahan Aluminium (Persero).		10-Q	001-11307-01	11/9/2018
2.2	Supplemental and Amendment Agreement to the PT-FI Divestment Agreement, dated December 21, 2018, among FCX, PT Freeport Indonesia, PT Indonesia Papua Metal Dan Mineral (f/k/a PT Indocopper Investama), PT Indonesia Asahan Aluminium (Persero) and International Support LLC.		10-K	001-11307-01	2/15/2019
3.1	Amended and Restated Certificate of Incorporation of FCX, effective as of June 8, 2016.		8-K	001-11307-01	6/9/2016
3.2	Amended and Restated By-Laws of FCX, effective as of June 3, 2020.		8-K	001-11307-01	6/3/2020
15.1	Letter from Ernst & Young LLP regarding unaudited interim financial statements.	X
22.1	List of Subsidiary Guarantors and Subsidiary Issuers of Guaranteed Securities.		10-K	001-11307-01	2/15/2023
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d – 14(a).	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.	X
95.1	Mine Safety and Health Administration Safety Data.	X
101.INS	XBRL Instance Document- the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	X
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.	X
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

Date:  May 4, 2023
S-1