Form 10-Q
period 2023-06-30
FREEPORT-MCMORAN INC
filed 2023-08-03
CIK 831259

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
On July 31, 2023, there were issued and outstanding 1,433,635,627 shares of the registrant’s common stock, par value $0.10 per share.

Freeport-McMoRan Inc.

Part I.FINANCIAL INFORMATION

Item 1.Financial Statements.

Freeport-McMoRan Inc.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2023	December 31, 2022
	(In Millions)
ASSETS
Current assets:
Cash and cash equivalents	$6,683	$8,146
Trade accounts receivable	675	1,336
Income and other tax receivables	417	459
Inventories:
Materials and supplies, net	2,098	1,964
Mill and leach stockpiles	1,498	1,383
Product	2,214	1,833
Other current assets	472	492
Total current assets	14,057	15,613
Property, plant, equipment and mine development costs, net	33,845	32,627
Long-term mill and leach stockpiles	1,241	1,252
Other assets	1,764	1,601
Total assets	$50,907	$51,093

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,642	$4,027
Accrued income taxes	531	744
Current portion of environmental and asset retirement obligations (AROs)	361	320
Dividends payable	217	217
Current portion of debt	37	1,037
Total current liabilities	4,788	6,345
Long-term debt, less current portion	9,458	9,583
Environmental and AROs, less current portion	4,566	4,463
Deferred income taxes	4,343	4,269
Other liabilities	1,725	1,562
Total liabilities	24,880	26,222

Equity:
Stockholders’ equity:
Common stock	162	161
Capital in excess of par value	25,028	25,322
Accumulated deficit	(2,901)	(3,907)
Accumulated other comprehensive loss	(318)	(320)
Common stock held in treasury	(5,769)	(5,701)
Total stockholders’ equity	16,202	15,555
Noncontrolling interests	9,825	9,316
Total equity	26,027	24,871
Total liabilities and equity	$50,907	$51,093

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In Millions, Except Per Share Amounts)
Revenues	$5,737	$5,416	$11,126	$12,019
Cost of sales:
Production and delivery	3,548	3,003	6,712	6,153
Depreciation, depletion and amortization (DD&A)	547	507	946	996
Metals inventory adjustments	1	18	2	18
Total cost of sales	4,096	3,528	7,660	7,167
Selling, general and administrative expenses	115	100	241	215
Mining exploration and research expenses	42	25	73	49
Environmental obligations and shutdown costs	74	29	141	45
Net gain on sales of assets	—	(2)	—	(2)
Total costs and expenses	4,327	3,680	8,115	7,474
Operating income	1,410	1,736	3,011	4,545
Interest expense, net	(171)	(156)	(322)	(283)
Net gain on early extinguishment of debt	5	8	5	8
Other income, net	24	11	112	42
Income before income taxes and equity in affiliated companies’ net earnings	1,268	1,599	2,806	4,312
Provision for income taxes	(539)	(571)	(1,038)	(1,395)
Equity in affiliated companies’ net earnings	2	10	12	25
Net income	731	1,038	1,780	2,942
Net income attributable to noncontrolling interests	(388)	(198)	(774)	(575)
Net income attributable to common stockholders	$343	$840	$1,006	$2,367

Net income per share attributable to common stockholders:
Basic	$0.24	$0.58	$0.70	$1.63
Diluted	$0.23	$0.57	$0.69	$1.61

Weighted-average shares of common stock outstanding:
Basic	1,434	1,447	1,434	1,451
Diluted	1,442	1,457	1,443	1,463

Dividends declared per share of common stock	$0.15	$0.15	$0.30	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In Millions)
Net income	$731	$1,038	$1,780	$2,942

Other comprehensive income, net of taxes:
Defined benefit plans:
Prior service costs arising during the period	—	—	—	(1)
Amortization of unrecognized amounts included in net periodic benefit costs	1	2	2	4
Foreign exchange (losses) gains	—	(1)	1	(1)
Other comprehensive income	1	1	3	2

Total comprehensive income	732	1,039	1,783	2,944
Total comprehensive income attributable to noncontrolling interests	(388)	(198)	(775)	(575)
Total comprehensive income attributable to common stockholders	$344	$841	$1,008	$2,369

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2023	2022
	(In Millions)
Cash flow from operating activities:
Net income	$1,780	$2,942
Adjustments to reconcile net income to net cash provided by operating activities:
DD&A	946	996
Metals inventory adjustments	2	18
Net gain on sales of assets	—	(2)
Stock-based compensation	72	62
Net charges for environmental and AROs, including accretion	237	119
Payments for environmental and AROs	(114)	(120)
Net charges for defined pension and postretirement plans	31	20
Pension plan contributions	(6)	(50)
Net gain on early extinguishment of debt	(5)	(8)
Deferred income taxes	74	63
Change in deferred profit on PT Freeport Indonesia’s (PT-FI) sales to PT Smelting	(112)	27
Other, net	48	(44)
Changes in working capital and other:
Accounts receivable	756	314
Inventories	(530)	(40)
Other current assets	(17)	(99)
Accounts payable and accrued liabilities	(231)	185
Accrued income taxes and timing of other tax payments	(208)	(1,071)
Net cash provided by operating activities	2,723	3,312

Cash flow from investing activities:
Capital expenditures:
North America copper mines	(378)	(276)
South America	(183)	(124)
Indonesia mining	(833)	(759)
Indonesia smelter projects	(780)	(344)
Molybdenum mines	(22)	(9)
Other	(88)	(74)
Proceeds from sales of assets	11	96
Loans to PT Smelting for expansion	(61)	(34)
Other, net	(31)	(6)
Net cash used in investing activities	(2,365)	(1,530)

Cash flow from financing activities:
Proceeds from debt	681	4,666
Repayments of debt	(1,806)	(2,993)
Cash dividends and distributions paid:
Common stock	(432)	(438)
Noncontrolling interests	(291)	(513)
Treasury stock purchases	—	(1,185)
Contributions from noncontrolling interests	50	94
Proceeds from exercised stock options	34	106
Payments for withholding of employee taxes related to stock-based awards	(47)	(55)
Debt financing costs and other, net	(1)	(33)
Net cash used in financing activities	(1,812)	(351)

Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(1,454)	1,431
Cash, cash equivalents and restricted cash and cash equivalents at beginning of year	8,390	8,314
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$6,936	$9,745
The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
THREE MONTHS ENDED JUNE 30

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In Millions)
Balance at March 31, 2023	1,618	$162	$25,227	$(3,244)	$(319)	184	$(5,769)	$16,057	$9,591	$25,648
Exercised and issued stock-based awards	—	—	3	—	—	—	—	3	—	3
Stock-based compensation, including the tender of shares	—	—	14	—	—	—	—	14	—	14
Dividends	—	—	(216)	—	—	—	—	(216)	(154)	(370)
Net income attributable to common stockholders	—	—	—	343	—	—	—	343	—	343
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	388	388
Other comprehensive income	—	—	—	—	1	—	—	1	—	1
Balance at June 30, 2023	1,618	$162	$25,028	$(2,901)	$(318)	184	$(5,769)	$16,202	$9,825	$26,027

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In Millions)
Balance at March 31, 2022	1,612	$161	$25,835	$(5,848)	$(387)	160	$(4,895)	$14,866	$9,176	$24,042
Exercised and issued stock-based awards	—	—	5	—	—	—	—	5	—	5
Stock-based compensation, including the tender of shares	—	—	15	—	—	—	—	15	(1)	14
Treasury stock purchases	—	—	—	—	—	17	(644)	(644)	—	(644)
Dividends	—	—	(217)	—	—	—	—	(217)	(239)	(456)
Contributions from noncontrolling interests	—	—	23	—	—	—	—	23	24	47
Net income attributable to common stockholders	—	—	—	840	—	—	—	840	—	840
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	198	198
Other comprehensive income	—	—	—	—	1	—	—	1	—	1
Balance at June 30, 2022	1,612	$161	$25,661	$(5,008)	$(386)	177	$(5,539)	$14,889	$9,158	$24,047

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited) (continued)
SIX MONTHS ENDED JUNE 30

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In Millions)
Balance at December 31, 2022	1,613	$161	$25,322	$(3,907)	$(320)	183	$(5,701)	$15,555	$9,316	$24,871
Exercised and issued stock-based awards	5	1	55	—	—	—	—	56	—	56
Stock-based compensation, including the tender of shares	—	—	60	—	—	1	(68)	(8)	(1)	(9)
Dividends	—	—	(433)	—	—	—	—	(433)	(291)	(724)
Contributions from noncontrolling interests	—	—	24	—	—	—	—	24	26	50
Net income attributable to common stockholders	—	—	—	1,006	—	—	—	1,006	—	1,006
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	774	774
Other comprehensive income	—	—	—	—	2	—	—	2	1	3
Balance at June 30, 2023	1,618	$162	$25,028	$(2,901)	$(318)	184	$(5,769)	$16,202	$9,825	$26,027

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In Millions)
Balance at December 31, 2021	1,603	$160	$25,875	$(7,375)	$(388)	146	$(4,292)	$13,980	$9,039	$23,019
Exercised and issued stock-based awards	9	1	112	—	—	—	—	113	—	113
Stock-based compensation, including the tender of shares	—	—	63	—	—	2	(62)	1	(11)	(10)
Treasury stock purchases	—	—	—	—	—	29	(1,185)	(1,185)	—	(1,185)
Dividends	—	—	(435)	—	—	—	—	(435)	(493)	(928)
Contributions from noncontrolling interests	—	—	46	—	—	—	—	46	48	94
Net income attributable to common stockholders	—	—	—	2,367	—	—	—	2,367	—	2,367
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	575	575
Other comprehensive income	—	—	—	—	2	—	—	2	—	2
Balance at June 30, 2022	1,612	$161	$25,661	$(5,008)	$(386)	177	$(5,539)	$14,889	$9,158	$24,047

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. GENERAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles in the United States (U.S.). Therefore, this information should be read in conjunction with Freeport-McMoRan Inc.’s (FCX) consolidated financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2022 (2022 Form 10-K). The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the six-month period ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

PT-FI. Beginning January 1, 2023, FCX’s economic ownership interest in PT-FI is 48.76% and prior to January 1, 2023, FCX’s economic interest in PT-FI approximated 81%. As discussed in Note 3 of FCX’s 2022 Form 10-K, in accordance with provisions pertaining to PT-FI’s shareholders agreement, FCX's first-quarter 2023 net income included a $35 million net benefit associated with PT-FI sales volumes that were attributed to FCX at its previous approximate 81% economic ownership interest.

Subsequent Events. FCX evaluated events after June 30, 2023, and through the date the consolidated financial statements were issued and determined any events and transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these consolidated financial statements.

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

Reconciliations of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted net income per share follow (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$731	$1,038	$1,780	$2,942
Net income attributable to noncontrolling interests	(388)	(198)	(774)	(575)
Undistributed dividends and earnings allocated to participating securities	(5)	(4)	(5)	(5)
Net income attributable to common stockholders	$338	$836	$1,001	$2,362

Basic weighted-average shares of common stock outstanding	1,434	1,447	1,434	1,451
Add shares issuable upon exercise or vesting of dilutive stock options and restricted stock units (RSUs)	8	10	9	12
Diluted weighted-average shares of common stock outstanding	1,442	1,457	1,443	1,463

Net income per share attributable to common stockholders:
Basic	$0.24	$0.58	$0.70	$1.63
Diluted	$0.23	$0.57	$0.69	$1.61

Shares associated with outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of diluted net income per share of common stock. There were no shares of common stock associated with outstanding stock options excluded in second-quarter 2023, second-quarter 2022 and for the first six months of 2023, and 1 million shares excluded for the first six months of 2022.

NOTE 3. INVENTORIES, INCLUDING LONG-TERM MILL AND LEACH STOCKPILES

The components of inventories follow (in millions):

	June 30, 2023	December 31, 2022
Current inventories:
Total materials and supplies, net[a]	$2,098	$1,964

Mill stockpiles	$224	$216
Leach stockpiles	1,274	1,167
Total current mill and leach stockpiles	$1,498	$1,383

Raw materials (primarily copper concentrate)	$382	$443
Work-in-process	189	221
Finished goods[b]	1,643	1,169
Total product	$2,214	$1,833

Long-term inventories:
Mill stockpiles	$216	$199
Leach stockpiles	1,025	1,053
Total long-term mill and leach stockpiles[c]	$1,241	$1,252
a.Materials and supplies inventory was net of obsolescence reserves totaling $33 million at June 30, 2023, and $39 million at December 31, 2022.
b.The increase in finished goods inventory at June 30, 2023, was associated with the change in PT-FI's commercial arrangement with PT Smelting (PT-FI’s 39.5% owned copper smelter and refinery in Gresik, Indonesia) from a copper concentrate sales agreement to a tolling arrangement beginning on January 1, 2023. At June 30, 2023, approximately 85 million pounds of copper and 40 thousand ounces of gold from PT-FI’s production was deferred in inventory and will be sold as refined metal in future periods.
c.Estimated metals in stockpiles not expected to be recovered within the next 12 months.

NOTE 4. INCOME TAXES

Geographic sources of FCX’s benefit (provision) for income taxes follow (in millions):

	Six Months Ended
	June 30,
	2023	2022
U.S. operations	$3	$(5)
International operations	(1,041)	(1,390)
Total	$(1,038)	$(1,395)

FCX’s consolidated effective income tax rate was 37% for the first six months of 2023 and 32% for the first six months of 2022. The higher 2023 effective income tax rate reflects the impact of pre-tax, nondeductible charges totaling $142 million for the first six months of 2023 associated with contested tax rulings by the Peruvian Supreme Court. In addition, variations in the relative proportions of jurisdictional income result in fluctuations to FCX’s consolidated effective income tax rate. Because of its U.S. tax position, FCX does not record a financial statement impact for income or losses generated in the U.S.

The provisions of the U.S. Inflation Reduction Act of 2022 (the Act) became applicable to FCX on January 1, 2023. The Act includes, among other provisions, a new Corporate Alternative Minimum Tax (CAMT) of 15% on the adjusted financial statement income (AFSI) of corporations with average AFSI exceeding $1.0 billion over a three-year period. As limited guidance related to how the CAMT provisions of the Act should be applied or otherwise administered has been released by the U.S. Department of the Treasury (Treasury), uncertainty remains regarding the application of the CAMT. FCX has made interpretations of certain provisions of the Act, and based on these interpretations, determined that the provisions of the Act did not impact its financial results for the first six months of

2023. However, future guidance released by the Treasury may differ from its interpretations, which could be material and may further limit FCX’s ability to realize future benefits from its U.S. net operating losses.

NOTE 5. DEBT AND EQUITY

The components of debt follow (in millions):

	June 30, 2023	December 31, 2022
Senior notes and debentures:
Issued by FCX	$6,103	$7,225
Issued by PT-FI	2,979	2,978
Issued by Freeport Minerals Corporation	354	355
Other	59	62
Total debt	9,495	10,620
Less current portion of debt	(37)	(1,037)
Long-term debt	$9,458	$9,583

Revolving Credit Facilities.
FCX and PT-FI have a $3.0 billion, unsecured revolving credit facility that matures in October 2027. Under the terms of the revolving credit facility, FCX may obtain loans and issue letters of credit in an aggregate amount of up to $3.0 billion with PT-FI’s capacity limited to $500 million, and letters of credit issuance limited to $1.5 billion. At June 30, 2023, FCX had $8 million in letters of credit issued under its revolving credit facility.

PT-FI has a $1.3 billion unsecured revolving credit facility that matures in July 2026 and Cerro Verde has a $350 million unsecured revolving credit facility that matures in May 2027.

At June 30, 2023, FCX, PT-FI and Cerro Verde had no borrowings outstanding under their respective revolving credit facilities and were in compliance with their respective covenants.

Senior Notes.
In March 2023, FCX repaid in full the outstanding principal balance of its 3.875% Senior Notes totaling $996 million at maturity.

Beginning in 2022 and through August 3, 2023, FCX has purchased $1.3 billion aggregate principal amount of its senior notes in open-market transactions for a total cost of $1.2 billion, including $131 million aggregate principal amount in the second quarter and first six months of 2023, and $103 million aggregate principal amount from July 1, 2023, through August 3, 2023. A summary of the senior note purchases and related gains on debt extinguishments for the second quarter and first six months of 2023, follows (in millions):

	Principal Amount	Discounts/Deferred Issuance Costs	Book Value	Redemption Value	Gain

5.00% Senior Notes due 2027	$12	$—	$12	$12	$—
4.125% Senior Notes due 2028	22	—	22	21	1
4.375% Senior Notes due 2028	6	—	6	5	1
5.25% Senior Notes due 2029	31	—	31	31	—
4.25% Senior Notes due 2030	45	1	44	42	2
4.625% Senior Notes due 2030	15	—	15	14	1
	$131	$1	$130	$125	$5

Interest Expense, Net. Consolidated interest costs (before capitalization) totaled $234 million in second-quarter 2023, $189 million in second-quarter 2022, $441 million for the first six months of 2023 and $342 million for the first six months of 2022. Consolidated interest costs (before capitalization) in the 2023 periods includes, interest expense associated with Cerro Verde’s contested tax rulings by the Peruvian Supreme Court totaling $50 million in second-quarter 2023 and $74 million for the first six months of 2023.

Capitalized interest added to property, plant, equipment and mine development costs, net, totaled $62 million in second-quarter 2023, $33 million in second-quarter 2022, $119 million for the first six months of 2023 and $59 million for the first six months of 2022. The increase in capitalized interest costs in the 2023 periods, compared to the 2022 periods, primarily resulted from increased construction and development projects in process, primarily at the Manyar smelter and precious metals refinery in Indonesia (collectively, the Indonesia smelter projects).

Share Repurchase Program and Dividends. Since mid-2021, FCX has acquired 47.8 million shares of its common stock under the share repurchase program for a total cost of $1.8 billion ($38.35 average cost per share). No shares have been purchased since July 11, 2022, and FCX has $3.2 billion available for repurchases under the program.

On June 21, 2023, FCX’s Board of Directors (Board) declared cash dividends totaling $0.15 per share on its common stock (including a $0.075 per share quarterly base cash dividend and a $0.075 per share quarterly variable, performance-based cash dividend), which was paid on August 1, 2023, to common stockholders of record as of July 14, 2023.

The declaration and payment of dividends (base or variable) and timing and amount of any share repurchases are at the discretion of FCX’s Board and management, respectively, and are subject to a number of factors, including not exceeding FCX’s net debt target, capital availability, FCX’s financial results, cash requirements, global economic conditions, changes in laws, contractual restrictions and other factors deemed relevant by FCX’s Board or management, as applicable. FCX’s share repurchase program may be modified, increased, suspended or terminated at any time at the Board’s discretion.

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

Derivatives Designated as Hedging Instruments - Fair Value Hedges.
Copper Futures and Swap Contracts. Some of FCX’s U.S. copper rod and cathode customers request a fixed market price instead of the Commodity Exchange Inc. (COMEX) average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures or swap contracts. Hedging gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses resulting from hedge ineffectiveness during the six-month periods ended June 30, 2023 and 2022. At June 30, 2023, FCX held copper futures and swap contracts that qualified for hedge accounting for 88 million pounds at an average contract price of $3.88 per pound, with maturities through May 2025.

Summary of (Losses) Gains. A summary of the realized and unrealized (losses) gains recognized in revenues for derivative financial instruments related to commodity contracts that are designated and qualify as fair value hedge transactions, including on the related hedged item follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Copper futures and swap contracts:
Unrealized (losses) gains:
Derivative financial instruments	$(25)	$(89)	$(11)	$(78)
Hedged item – firm sales commitments	25	89	11	78

Realized (losses) gains:
Matured derivative financial instruments	(5)	(12)	3	2

Derivatives Not Designated as Hedging Instruments.
Embedded Derivatives. Certain FCX sales contracts provide for provisional pricing primarily based on the London Metal Exchange (LME) copper price or the COMEX copper price and the London Bullion Market Association (London) gold price at the time of shipment as specified in the contract. FCX receives market prices based on prices in the specified future month, which results in price fluctuations recorded in revenues until the date of settlement. FCX records revenues and invoices customers at the time of shipment based on then-current LME or COMEX copper prices and the London gold price as specified in the contracts, which results in an embedded derivative (i.e., a pricing mechanism that is finalized after the time of delivery) that is required to be bifurcated from the host contract. The host contract is the sale of the metals contained in the concentrate, cathode or anode slimes at the then-current LME copper, COMEX copper or London gold prices. FCX applies the normal purchases and normal sales scope exception in accordance with derivatives and hedge accounting guidance to the host contract in its concentrate, cathode and anode slime sales agreements since these contracts do not allow for net settlement and always result in physical delivery. The embedded derivative does not qualify for hedge accounting and is adjusted to fair value through earnings each period, using the period-end LME or COMEX copper forward prices and the adjusted London gold price, until the date of final pricing. Similarly, FCX purchases copper under contracts that provide for provisional pricing. Mark-to-market price fluctuations from these embedded derivatives are recorded through the settlement date and are reflected in revenues for sales contracts and in inventory for purchase contracts.

A summary of FCX’s embedded derivatives at June 30, 2023, follows:

	Open Positions	Average Price Per Unit		Maturities Through
		Contract	Market
Embedded derivatives in provisional sales contracts:
Copper (millions of pounds)	587	$3.90	$3.78	November 2023
Gold (thousands of ounces)	165	1,980	1,919	September 2023
Embedded derivatives in provisional purchase contracts:
Copper (millions of pounds)	152	3.89	3.77	October 2023

Copper Forward Contracts. Atlantic Copper, FCX’s wholly owned smelting and refining unit in Spain, enters into copper forward contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in production and delivery costs. At June 30, 2023, Atlantic Copper held net copper forward purchase contracts for 7 million pounds at an average contract price of $3.81 per pound, with maturities through August 2023.

Summary of (Losses) Gains. A summary of the realized and unrealized (losses) gains recognized in operating income for commodity contracts that do not qualify as hedge transactions, including embedded derivatives, follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Embedded derivatives in provisional sales contracts:[a]
Copper	$(169)	$(720)	$61	$(502)
Gold and other metals	(21)	(33)	22	(11)
Copper forward contracts[b]	1	22	(1)	26
a.Amounts recorded in revenues.
b.Amounts recorded in cost of sales as production and delivery costs.

Unsettled Derivative Financial Instruments.
A summary of the fair values of unsettled commodity derivative financial instruments follows (in millions):

	June 30, 2023	December 31, 2022
Commodity Derivative Assets:
Derivatives designated as hedging instruments:
Copper futures and swap contracts	$—	$3
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional sales/purchase contracts	37	166
Copper forward contracts	—	1
Total derivative assets	$37	$170

Commodity Derivative Liabilities:
Derivatives designated as hedging instruments:
Copper futures and swap contracts	$10	$3
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional sales/purchase contracts	100	39
Total derivative liabilities	$110	$42
FCX’s commodity contracts have netting arrangements with counterparties with which the right of offset exists, and it is FCX’s policy to generally offset balances by contract on its balance sheet. FCX’s embedded derivatives on provisional sales/purchase contracts are netted with the corresponding outstanding receivable/payable balances.

A summary of these unsettled commodity contracts that are offset in the balance sheet follows (in millions):

	Assets		Liabilities
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022

Gross amounts recognized:
Commodity contracts:
Embedded derivatives in provisional
sales/purchase contracts	$37	$166	$99	$39
Copper derivatives	—	4	11	3
	37	170	110	42

Less gross amounts of offset:
Commodity contracts:
Embedded derivatives in provisional
sales/purchase contracts	9	—	9	—
	9	—	9	—

Net amounts presented in balance sheet:
Commodity contracts:
Embedded derivatives in provisional
sales/purchase contracts	28	166	90	39
Copper derivatives	—	4	11	3
	$28	$170	$101	$42

Balance sheet classification:
Trade accounts receivable	$8	$163	$72	$7
Other current assets	—	4	—	—
Accounts payable and accrued liabilities	20	3	29	34
Other liabilities	—	—	—	1
	$28	$170	$101	$42

Credit Risk.  FCX is exposed to credit loss when financial institutions with which it has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. As of June 30, 2023, the maximum amount of credit exposure associated with derivative transactions was $37 million.

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

In addition, as of June 30, 2023, FCX had contingent consideration assets related to the sales of certain oil and gas properties (refer to Note 7 for the related fair values).

Cash, Cash Equivalents and Restricted Cash and Cash Equivalents. The following table provides a reconciliation of total cash, cash equivalents and restricted cash and cash equivalents presented in the consolidated statements of cash flows (in millions):

	June 30, 2023	December 31, 2022
Balance sheet components:
Cash and cash equivalents[a,b]	$6,683	$8,146
Restricted cash and cash equivalents included in:
Other current assets	119	111
Other assets	134	133
Total cash, cash equivalents and restricted cash and cash equivalents presented in the consolidated statements of cash flows	$6,936	$8,390
a.Includes time deposits of $0.3 billion at June 30, 2023, and $0.5 billion at December 31, 2022.
b.Includes cash designated for smelter development projects totaling $1.1 billion at June 30, 2023, and $1.8 billion at December 31, 2022.

NOTE 7. FAIR VALUE MEASUREMENT

Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). FCX did not have any significant transfers in or out of Level 3 during second-quarter 2023.

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

	At June 30, 2023
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$26	$26	$26	$—	$—	$—
Equity securities	5	5	—	5	—	—
Total	31	31	26	5	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	63	63	63	—	—	—
Government mortgage-backed securities	40	40	—	—	40	—
Government bonds and notes	33	33	—	—	33	—
Corporate bonds	31	31	—	—	31	—
Asset-backed securities	19	19	—	—	19	—
Money market funds	17	17	—	17	—	—
Collateralized mortgage-backed securities	2	2	—	—	2	—
Total	205	205	63	17	125	—

Embedded derivatives in provisional sales/purchase contracts in a gross asset position[c]	37	37	—	—	37	—

Contingent consideration for the sale of the Deepwater GOM oil and gas properties[a]	59	51	—	—	—	51

Liabilities
Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross liability position	100	100	—	—	100	—
Copper futures and swap contracts	10	10	—	8	2	—
Total	110	110	—	8	102	—

Long-term debt, including current portion[d]	9,495	9,129	—	—	9,129	—

	At December 31, 2022
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$25	$25	$25	$—	$—	$—
Equity securities	7	7	—	7	—	—
Total	32	32	25	7	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	56	56	56	—	—	—
Government mortgage-backed securities	37	37	—	—	37	—
Government bonds and notes	34	34	—	—	34	—
Corporate bonds	31	31	—	—	31	—
Asset-backed securities	17	17	—	—	17	—
Money market funds	3	3	—	3	—	—
Collateralized mortgage-backed securities	3	3	—	—	3	—
Total	181	181	56	3	122	—

Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross asset position	166	166	—	—	166	—
Copper futures and swap contracts	3	3	—	3	—	—
Copper forward contracts	1	1	—	1	—	—
Total	170	170	—	4	166	—

Contingent consideration for the sale of the Deepwater GOM oil and gas properties[a]	67	57	—	—	—	57

Liabilities
Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross liability position	39	39	—	—	39	—
Copper forward contracts	3	3	—	—	3	—
Total	42	42	—	—	42	—

Long-term debt, including current portion[d]	10,620	10,097	—	—	10,097	—
a.Current portion included in other current assets and long-term portion included in other assets.
b.Excludes time deposits (which approximated fair value) included in (i) other current assets of $119 million at June 30, 2023, and $118 million at December 31, 2022, associated with PT-FI’s closure and reclamation guarantees and (ii) other assets of $134 million at June 30, 2023, and $133 million at December 31, 2022, primarily associated with an assurance bond to support PT-FI’s commitment for additional domestic smelter development in Indonesia.
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

In December 2016, FCX’s sale of its Deepwater GOM oil and gas properties included up to $150 million in contingent consideration that was recorded at the total amount under the loss recovery approach. The contingent consideration is being received over time as cash flows are realized from a third-party production handling agreement for an offshore platform, with the related payments commencing in 2018. The contingent consideration included in (i) other current assets totaled $17 million at June 30, 2023, and $20 million at December 31, 2022, and (ii) other assets totaled $42 million at June 30, 2023, and $47 million at December 31, 2022. The fair value of this contingent consideration was calculated based on a discounted cash flow model using inputs that include third-party estimates for reserves, production rates and production timing, and discount rates. Because significant inputs are not observable in the market, the contingent consideration is classified within Level 3 of the fair value hierarchy.

Long-term debt, including current portion, is primarily valued using available market quotes and, as such, is classified within Level 2 of the fair value hierarchy.

The techniques described above may produce a fair value that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with other market participants, the use of different techniques or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the techniques used at June 30, 2023, as compared with those techniques used at December 31, 2022.

A summary of the changes in the fair value of FCX’s Level 3 instrument, contingent consideration for the sale of the Deepwater GOM oil and gas properties, during the first six months of 2023 follows (in millions):

Fair value at January 1, 2023	$57
Net unrealized gain related to assets still held at the end of the period	1
Settlements	(7)
Fair value at June 30, 2023	$51

NOTE 8. CONTINGENCIES AND COMMITMENTS

Environmental
There were no significant updates to previously reported environmental matters included in Note 12 of FCX’s 2022 Form 10-K, other than the matter discussed below.

Historical Smelter Sites. On January 30, 2017, a putative class action titled Juan Duarte, Betsy Duarte and N.D., Infant, by Parents and Natural Guardians Juan Duarte and Betsy Duarte, Leroy Nobles and Betty Nobles, on behalf of themselves and all others similarly situated v. United States Metals Refining Company, Freeport-McMoRan Copper & Gold Inc. and Amax Realty Development, Inc., Docket No. 734-17, was filed in the Superior Court of New Jersey. In July 2023, the Court approved an agreement between the parties pursuant to which all claims were settled for an amount not material to FCX.

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

Other Matters
Indonesia Regulatory Matters
Over the past several years, the Indonesia government has enacted various laws and regulations to promote downstream processing of various minerals, including copper concentrates.

Export License. On June 10, 2023, export licenses for several exporters, including PT-FI, expired. During the second quarter and through July 2023, the Indonesia government issued various regulations to address exports of unrefined metals, including regulations by the Ministry of Energy and Mineral Resources (MEMR) to allow continued exports of copper concentrates through May 2024 for companies engaged in ongoing smelter development projects with construction progress greater than 50%, and regulations by the Ministry of Trade on the permitted export of various products, including copper concentrates.

On July 24, 2023, PT-FI was granted an export license through May 2024 for 1.7 million metric tons of copper concentrate. PT-FI will continue to work with the Indonesia government to obtain approvals to continue exports until the Manyar smelter is fully commissioned and has reached designed operating conditions.

Export Duties. Under PT-FI’s special mining license (IUPK), export duties are determined based on regulations that were in effect in 2018, which provided that no duties are required after smelter construction progress reached 50%. In March 2023, the Indonesia government verified that construction progress on the Manyar smelter exceeded 50% and PT-FI's export duties were eliminated effective March 29, 2023.

In July 2023, the Ministry of Finance issued a revised regulation on duties for various exported products, including copper concentrates. The revised regulation assesses export duties for copper concentrates at 7.5% in the second half of 2023 and 10% in 2024 for companies with smelter progress of 70% to 90%. For companies with smelter progress above 90%, export duties would be 5% in the second half of 2023 and 7.5% in 2024. PT-FI is continuing to discuss the applicability of the revised regulation with the Indonesia government and will contest, and seek recovery of, any assessments.

Smelter Development Progress. In 2018, PT-FI agreed to expand its domestic smelting and refining capacity to process all of its copper concentrates in Indonesia. PT-FI is advancing the construction of the Indonesia smelter projects and expanding capacity at PT Smelting. PT-FI estimates construction of the Manyar smelter to be complete in mid-2024 followed by commissioning of the facilities and a ramp-up schedule through year-end 2024.

As disclosed in Note 12 of FCX’s 2022 Form 10-K, in March 2022, PT-FI paid the Indonesia government an administrative fine totaling $57 million (which included charges of $41 million recorded in first-quarter 2022) related to smelter development delays in light of the COVID-19 pandemic.

In May 2023, MEMR issued a decree prescribing a revised formula for administrative fines for delays in construction of smelter and refining facilities, taking into account allowances for certain delays associated with the COVID-19 pandemic as verified by a third-party. In mid-July 2023, PT-FI submitted its third-party verified calculation, which resulted in an accrual for a potential administrative fine of $55 million based on the formula prescribed by the decree related to the period from August 2020 through January 2022. PT-FI continues to discuss the applicability of this administrative fine with MEMR. Based on PT-FI’s revised smelter construction schedule, which was accepted by the Indonesia government in connection with the renewal of PT-FI's export license in early 2022, PT-FI does not believe any additional fines should be assessed under the decree.

Smelter Bond. The May 2023 decree by MEMR also requires an assurance bond to be held in escrow until project completion. PT-FI has an existing assurance bond to support its commitment for additional smelter development in Indonesia, which totals $134 million at June 30, 2023 (refer to Note 7), and may be required to make an additional refundable deposit of approximately $250 million in connection with the May 2023 decree.

Export Proceeds. The Indonesia government issued a regulation that became effective August 1, 2023, that requires 30% of PT-FI’s gross export proceeds to be temporarily deposited into Indonesia banks for a period of 90 days before withdrawal. PT-FI is reviewing implementing guidelines associated with this regulation.

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

FCX defers recognizing profits on sales from its mining operations to Atlantic Copper (and on 39.5% of PT-FI’s sales to PT Smelting for the 2022 periods) until final sales to third parties occur. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices result in variability in FCX’s net deferred profits and quarterly earnings.

Beginning January 1, 2023, PT-FI's commercial arrangement with PT Smelting converted from a copper concentrate sales agreement to a tolling arrangement. Under this arrangement, PT-FI pays PT Smelting a tolling fee to smelt and refine its copper concentrate and PT-FI retains title to all products for sale to third parties (i.e., there are no further sales from PT-FI to PT Smelting). While the new tolling agreement with PT Smelting does not significantly change PT-FI’s economics, it impacts the timing of PT-FI’s sales and working capital requirements.

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

Product Revenues. FCX’s revenues attributable to the products it sold for the second quarter and first six months of 2023 and 2022 follow (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Copper:
Concentrate	$2,185	$2,694	$3,772	$5,385
Cathode	1,358	1,183	2,685	2,618
Rod and other refined copper products	884	1,071	1,805	2,187
Purchased copper[a]	72	104	276	174
Gold	999	909	1,530	1,720
Molybdenum	491	377	1,083	755
Other[b]	170	165	303	353
Adjustments to revenues:
Treatment charges[c]	(142)	(139)	(243)	(272)
Royalty expense[d]	(94)	(111)	(154)	(206)
PT-FI export duties[e]	4	(84)	(14)	(182)	[f]
Revenues from contracts with customers	5,927	6,169	11,043	12,532
Embedded derivatives[g]	(190)	(753)	83	(513)
Total consolidated revenues	$5,737	$5,416	$11,126	$12,019
a.FCX purchases copper cathode primarily for processing by its Rod & Refining operations.
b.Primarily includes revenues associated with silver.
c.Treatment charges for the second quarter and first six months of 2023 exclude tolling costs paid to PT Smelting, which are recorded as production costs in the consolidated statements of income.
d.Reflects royalties on sales from PT-FI and Cerro Verde that will vary with the volume of metal sold and prices.
e.Refer to Note 8 for further discussion of PT-FI export duties.
f.Includes a charge of $18 million associated with an adjustment to prior-period export duties.
g.Refer to Note 6 for discussion of embedded derivatives related to FCX’s provisionally priced copper concentrate and cathode sales contracts.

Financial Information by Business Segment

(In Millions)
												Atlantic		Corporate,
	North America Copper Mines			South America Mining								Copper		Other
				Cerro				Indonesia		Molybdenum	Rod &	Smelting		& Elimi-		FCX
	Morenci	Other	Total	Verde		Other	Total	Mining		Mines	Refining	& Refining		nations		Total
Three Months Ended June 30, 2023
Revenues:
Unaffiliated customers	$26	$14	$40	$783		$190	$973	$2,039		$—	$1,463	$744		$478	[a]	$5,737
Intersegment	570	980	1,550	175		—	175	198		150	10	4		(2,087)		—
Production and delivery	422	744	1,166	609		174	783	858	[b]	105	1,465	725		(1,554)		3,548
DD&A	42	57	99	117		15	132	275		14	1	7		19		547
Metals inventory adjustments	1	—	1	—		—	—	—		—	—	—		—		1
Selling, general and administrative expenses	1	—	1	2		—	2	30		—	—	7		75		115
Mining exploration and research expenses	—	1	1	—		—	—	—		—	—	—		41		42
Environmental obligations and shutdown costs	—	1	1	—		—	—	—		—	—	—		73		74
Operating income (loss)	130	191	321	230		1	231	1,074		31	7	9		(263)		1,410

Interest expense, net	—	—	—	55	[c]	—	55	13		—	—	8		95		171
Provision for income taxes	—	—	—	113		—	113	410		—	—	—		16		539
Net income attributable to noncontrolling interests	—	—	—	18		2	20	368	[d]	—	—	—		—		388
Total assets at June 30, 2023	3,167	5,754	8,921	8,444		1,890	10,334	20,460		1,717	280	1,127		8,068		50,907
Capital expenditures	67	115	182	57		26	83	384		13	2	11		488	[e]	1,163

Three Months Ended June 30, 2022
Revenues:
Unaffiliated customers	$17	$30	$47	$702		$180	$882	$1,920	[f]	$—	$1,753	$433		$381	[a]	$5,416
Intersegment	730	1,078	1,808	134		—	134	58		144	8	—		(2,152)		—
Production and delivery	397	720	1,117	565		177	742	564		80	1,765	463	[g]	(1,728)		3,003
DD&A	44	58	102	91		11	102	262		18	1	6		16		507
Metals inventory adjustments	—	7	7	9		2	11	—		—	—	—		—		18
Selling, general and administrative expenses	1	—	1	2		—	2	30		—	—	5		62		100
Mining exploration and research expenses	—	1	1	—		—	—	—		—	—	—		24		25
Environmental obligations and shutdown costs	(13)	—	(13)	—		—	—	—		—	—	—		42		29
Net gain on sales of assets	—	—	—	—		—	—	—		—	—	—		(2)		(2)
Operating income (loss)	318	322	640	169		(10)	159	1,122		46	(5)	(41)		(185)		1,736

Interest expense, net	—	—	—	4		—	4	13		—	—	2		137		156
Provision for (benefit from) income taxes	—	—	—	68		(7)	61	434		—	—	—		76		571
Net income (loss) attributable to noncontrolling interests	—	—	—	50		8	58	141	[d]	—	—	—		(1)		198
Total assets at June 30, 2022	2,839	5,338	8,177	8,379		1,843	10,222	20,679		1,702	300	1,078		7,955		50,113
Capital expenditures	63	83	146	35		33	68	388		8	2	32		219	[e]	863

(In Millions)
												Atlantic		Corporate,
	North America Copper Mines			South America Mining								Copper		Other
				Cerro				Indonesia		Molybdenum	Rod &	Smelting		& Elimi-		FCX
	Morenci	Other	Total	Verde		Other	Total	Mining		Mines	Refining	& Refining		nations		Total
Six Months Ended June 30, 2023
Revenues:
Unaffiliated customers	$58	$111	$169	$1,741		$424	$2,165	$3,238	[f]	$—	$2,986	$1,493		$1,075	[a]	$11,126
Intersegment	1,163	1,928	3,091	419		—	419	367		373	16	11		(4,277)		—
Production and delivery	803	1,525	2,328	1,229		361	1,590	1,193	[b]	201	2,992	1,459		(3,051)		6,712
DD&A	85	117	202	208		31	239	423		34	2	14		32		946
Metals inventory adjustments	1	—	1	—		—	—	—		—	—	—		1		2
Selling, general and administrative expenses	1	1	2	4		—	4	58		—	—	15		162		241
Mining exploration and research expenses	—	1	1	—		—	—	—		—	—	—		72		73
Environmental obligations and shutdown costs	—	22	22	—		—	—	—		—	—	—		119		141
Operating income (loss)	331	373	704	719		32	751	1,931		138	8	16		(537)		3,011

Interest expense, net	—	—	—	84	[c]	—	84	22		—	—	14		202		322
Provision for (benefit from) income taxes	—	—	—	300		7	307	740		—	—	—		(9)		1,038
Net income (loss) attributable to noncontrolling interests	—	—	—	158		20	178	639	[d]	—	—	—		(43)		774
Capital expenditures	123	255	378	118		65	183	833		22	7	23		838	[e]	2,284

Six Months Ended June 30, 2022
Revenues:
Unaffiliated customers	$107	$85	$192	$1,808		$340	$2,148	$4,246	[f]	$—	$3,496	$1,151		$786	[a]	$12,019
Intersegment	1,441	2,173	3,614	242		—	242	136		272	17	—		(4,281)		—
Production and delivery	760	1,375	2,135	1,123		289	1,412	1,190	[b]	155	3,519	1,185	[g]	(3,443)		6,153
DD&A	88	119	207	178		21	199	510		34	2	12		32		996
Metals inventory adjustments	—	7	7	9		2	11	—		—	—	—		—		18
Selling, general and administrative expenses	1	1	2	4		—	4	57		—	—	13		139		215
Mining exploration and research expenses	—	1	1	—		—	—	—		—	—	—		48		49
Environmental obligations and shutdown costs	(13)	—	(13)	—		—	—	—		—	—	—		58		45
Net gain on sales of assets	—	—	—	—		—	—	—		—	—	—		(2)		(2)
Operating income (loss)	712	755	1,467	736		28	764	2,625		83	(8)	(59)		(327)		4,545

Interest expense, net	—	—	—	7		—	7	15		—	—	4		257		283
Provision for income taxes	—	—	—	295		7	302	1,020		—	—	—		73		1,395
Net income attributable to noncontrolling interests	—	—	—	218		14	232	331	[d]	—	—	—		12		575
Capital expenditures	136	140	276	68		56	124	759		9	4	43		371	[e]	1,586

a.Includes revenues from FCX's molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America and South America copper mines.
b.Includes a $55 million charge for administrative fines in the second quarter and first six months of 2023 and $41 million for the first six months of 2022. Refer to Note 8 for further discussion.
c.Includes interest expense associated with contested tax rulings by the Peruvian Supreme Court totaling $50 million in the second quarter and $74 million for the first six months of 2023.
d.Beginning January 1, 2023, FCX’s economic and equity ownership interest in PT-FI is 48.76%. Prior to January 1, 2023, FCX's economic interest in PT-FI approximated 81%. In addition, as discussed in Note 3 of FCX’s 2022 Form 10-K, in accordance with provisions pertaining to PT-FI’s shareholders agreement, FCX’s first-quarter 2023 net income included a $35 million net benefit associated with PT-FI sales volumes that were attributed to FCX at its previous approximate 81% economic ownership interest.
e.Primarily includes capital expenditures for the Indonesia smelter projects.
f.Includes PT-FI sales to PT Smelting totaling $827 million in second-quarter 2022, $27 million for the first six months 2023 (reflecting adjustments to prior period provisionally priced copper concentrate sales) and $1.7 billion for the first six months 2022. Beginning January 1, 2023, there are no sales from PT-FI to PT Smelting (refer to above discussion of the tolling arrangement between PT-FI and PT Smelting).
g.Includes maintenance charges and idle facility costs associated with major maintenance turnarounds totaling $40 million at Atlantic Copper in the second quarter and first six months of 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Freeport-McMoRan Inc.

Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of Freeport-McMoRan Inc. (the Company) as of June 30, 2023, the related consolidated statements of income, comprehensive income, and equity for the three- and six-month periods ended June 30, 2023 and 2022, the related consolidated statements of cash flows for the six-month periods ended June 30, 2023 and 2022, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
August 3, 2023

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

Our results for the second quarter and first six months of 2023 reflect solid operating performance and execution of our business strategy. We continue to focus on managing costs efficiently and are advancing several important value-enhancing initiatives. We remain confident in our long-lived and high-quality asset base and have a favorable long-term outlook for copper, which will enable solid performance in the future. We believe we have a strong balance sheet and a positive outlook for cash flow generation to support continued organic growth and cash returns to shareholders.

Our near-term organic development pipeline is highlighted by our leach innovation initiatives, which we believe have the potential to provide substantial value from our existing leach material and reduce capital intensity for future projects. We are currently targeting an annual run rate of approximately 200 million pounds of copper per year through these initiatives by the end of 2023, with potentially larger opportunities in the future. We also continue to progress our underground development activities at Grasberg, supporting large-scale, long-lived, low-cost operations. Refer to “Operations” for further discussion.

Net income attributable to common stockholders totaled $343 million in second-quarter 2023 and $1.0 billion for the first six months of 2023, compared with $840 million in second-quarter 2022 and $2.4 billion for the first six months of 2022, primarily reflecting lower copper sales volumes resulting from shipping delays associated with the renewal of PT Freeport Indonesia’s (PT-FI) export license, lower copper prices, the change in our economic interest in PT-FI (refer to Note 1) and increased costs for maintenance and supplies. The results of the first six months of 2023 also reflect lower copper and gold sales volumes as a result of the deferral of sales recognition related to the PT Smelting tolling arrangement (refer to Note 9 for further discussion). Refer to “Consolidated Results” for further discussion of these impacts.

On July 24, 2023, PT-FI was granted an export license through May 2024 for 1.7 million metric tons of copper concentrate. Refer to Note 8 and “Operations – Indonesia Mining” for further discussion of Indonesia regulatory matters.

At June 30, 2023, we had consolidated debt of $9.5 billion and consolidated cash and cash equivalents of $6.7 billion, resulting in net debt of $2.8 billion ($0.9 billion excluding net debt for the Manyar smelter and precious metals refinery (PMR) in Indonesia - collectively, the Indonesia smelter projects). Refer to “Net Debt” for reconciliations of consolidated debt and consolidated cash and cash equivalents to net debt.

Beginning in 2022 and through August 3, 2023, we purchased $1.3 billion aggregate principal amount of our senior notes in open-market transactions for a total cost of $1.2 billion, including $131 million aggregate principal amount in the second quarter and first six months of 2023.

At June 30, 2023, we had $3.0 billion of availability under our revolving credit facility, and PT-FI and Cerro Verde had $1.3 billion and $350 million, respectively, of availability under their respective revolving credit facilities.

Refer to Note 5 and “Capital Resources and Liquidity” for further discussion of our debt balances and transactions.

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

As discussed in Note 8, the Indonesia government issued a revised regulation on duties for various exported products, including copper concentrates. Export duties that may be assessed under this revised regulation are not reflected in our projected financial results for the second half of 2023. Based on current sales volume and metal price estimates, a 7.5% export duty on PT-FI sales during the second half of 2023 is estimated to impact consolidated revenues by approximately $250 million ($80 million to net income attributable to common stock) for the year 2023, including approximately $120 million ($40 million to net income attributable to common stock) in third-quarter 2023. PT-FI is continuing to discuss the applicability of the revised regulation with the Indonesia government and will contest, and seek recovery of, any assessments.

Consolidated Sales Volumes
Following are our projected consolidated sales volumes for the year 2023:

Copper (millions of recoverable pounds):
North America copper mines	1,376
South America mining	1,202
Indonesia mining	1,439
Total	4,017

Gold (millions of recoverable ounces)	1.75

Molybdenum (millions of recoverable pounds)	79	[a]

a.Projected molybdenum sales include 50 million pounds produced by our North America and South America copper mines and 29 million pounds produced by our Molybdenum mines.

Consolidated sales volumes in third-quarter 2023 are expected to approximate 1.0 billion pounds of copper, 420 thousand ounces of gold and 20 million pounds of molybdenum. Projected sales volumes are dependent on operational performance, weather-related conditions, timing of shipments and other factors detailed in the “Cautionary Statement” below.

For other important factors that could cause results to differ materially from projections, refer to “Risk Factors” contained in Part I, Item 1A. of our 2022 Form 10-K.

Consolidated Unit Net Cash Costs
Assuming average prices of $1,950 per ounce of gold and $20.00 per pound of molybdenum for the remainder of 2023 and achievement of current volume and cost estimates, consolidated unit net cash costs (net of by-product credits) for our copper mines are expected to average $1.55 per pound of copper for the year 2023 (including $1.61 per pound of copper in third-quarter 2023). Quarterly unit net cash costs vary with fluctuations in sales volumes and realized prices, primarily for gold and molybdenum. The impact of price changes during the remainder of 2023 on consolidated unit net cash costs for the year 2023 would approximate $0.03 per pound of copper for each $100 per ounce change in the average price of gold and $0.01 per pound of copper for each $2.00 per pound change in the average price of molybdenum.

Estimated consolidated unit net cash costs for the second half of 2023 do not include a 7.5% export duty at PT-FI that may be assessed under the revised regulation (refer to Note 8 for further discussion). Based on current sales volume and metal price estimates, the assessment of a 7.5% export duty on PT-FI sales during the second half of

2023 is estimated to increase consolidated unit net cash costs by $0.07 per pound of copper for the year 2023 (including $0.12 per pound of copper in third-quarter 2023).

Consolidated Operating Cash Flows
Our consolidated operating cash flows vary with sales volumes; prices realized from copper, gold and molybdenum sales; production costs; income taxes; other working capital changes; and other factors. Based on current sales volume and cost estimates, and assuming average prices of $3.90 per pound for copper, $1,950 per ounce for gold, and $20.00 per pound for molybdenum for the remainder of 2023, our consolidated operating cash flows are estimated to approximate $6.4 billion (net of less than $0.1 billion of working capital and other uses) for the year 2023. Estimated consolidated operating cash flows for the year 2023 also reflect an estimated income tax provision of $2.4 billion (refer to “Consolidated Results – Income Taxes” for further discussion of our projected income tax rate for the year 2023). The impact of price changes for the remainder of 2023 on operating cash flows would approximate $240 million for each $0.10 per pound change in the average price of copper, $100 million for each $100 per ounce change in the average price of gold and $60 million for each $2.00 per pound change in the average price of molybdenum.

Estimated consolidated operating cash flows for the second half of 2023 do not include a 7.5% export duty at PT-FI that may be assessed under the revised regulation (refer to Note 8 for further discussion of the revised regulation).

Consolidated Capital Expenditures
Capital expenditures are expected to approximate $4.8 billion for the year 2023 (including $2.0 billion for major mining projects and $1.6 billion for the Indonesia smelter projects). Projected capital expenditures for major mining projects include $1.3 billion for planned projects, primarily associated with underground mine development in the Grasberg minerals district and supporting mill and power capital costs, and $0.7 billion for discretionary growth projects, primarily for development of Kucing Liar, a mill recovery project with the installation of a new copper cleaner circuit at PT-FI, and expansion projects at Bagdad and Lone Star. We closely monitor market conditions and will continue to adjust our operating plans, including capital expenditures, to protect our liquidity and preserve our asset values, as necessary.

Capital expenditures for the Indonesia smelter projects are being funded with proceeds from PT-FI's senior notes and availability under its revolving credit facility.

MARKETS

World prices for copper, gold and molybdenum can fluctuate significantly. During the period from January 2013 through June 2023, the London Metal Exchange (LME) copper settlement price varied from a low of $1.96 per pound in 2016 to a record high of $4.87 per pound in 2022; the London Bullion Market Association (London) PM gold price fluctuated from a low of $1,049 per ounce in 2015 to a record high of $2,067 per ounce in 2020; and the Platts Metals Daily Molybdenum Dealer Oxide weekly average price ranged from a low of $4.46 per pound in 2015 to a high of $37.42 per pound in 2023. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in “Risk Factors” contained in Part I, Item 1A. of our 2022 Form 10-K.

LME Copper Prices

Through June 30, 2023

1,500
1,200
900
600
300
-
000s of metric tons
$5.00
$4.50
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$-
Dollars per pound
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
Exchange Stocks
LME Copper Prices

This graph presents LME copper settlement prices and the combined reported stocks of copper at the LME, Commodity Exchange Inc., and the Shanghai Futures Exchange from January 2013 through June 2023. During second-quarter 2023, LME copper settlement prices ranged from a low of $3.59 per pound to a high of $4.12 per pound, averaged $3.84 per pound and settled at $3.72 per pound on June 30, 2023. Volatility continued to be high across the copper market in second-quarter 2023, influenced by China’s weak economic data and wide-ranging views about the global economy. Physical market tightness continues to provide significant support to the price of copper, and inventory levels remain low with slightly less than two and a half days of global consumption available. The LME copper settlement price was $3.92 per pound on July 31, 2023.

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

London Gold Prices
Through June 30, 2023
$2,250
$2,050
$1,850
$1,650
$1,450
$1,250
$1,050
$850
$650
Dollars per ounce
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023

This graph presents London PM gold prices from January 2013 through June 2023. During second-quarter 2023, London PM gold prices ranged from a low of $1,900 per ounce to a high of $2,048 per ounce, averaged $1,976 per ounce, and closed at $1,912 per ounce on June 30, 2023. Forecasts are divided as analysts evaluate climbing treasury yields, the strength of the U.S. dollar, the potential lagged impact of a significant cumulative rate-hiking cycle, and elevated geopolitical risk. The London PM gold price was $1,971 per ounce on July 31, 2023.

Platts Metals Daily Molybdenum Dealer Oxide Prices

Through June 30, 2023

$40
$35
$30
$25
$20
$15
$10
$5
$0
Dollars per pound
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023

This graph presents the Platts Metals Daily Molybdenum Dealer Oxide weekly average price from January 2013 through June 2023. During second-quarter 2023, the weekly average price of molybdenum ranged from a low of $17.09 per pound to a high of $22.75 per pound, averaged $21.25 per pound and was $21.96 per pound on June 30, 2023. Following sharp price increases in early 2023, China increased exports of molybdenum and Chinese buyers moderated purchases, causing significant price declines near the end of first-quarter 2023. During second-quarter 2023, buyers reentered the market and supply remained tight amidst level molybdenum demand supported by segments such as energy, aerospace and defense. We believe long-term fundamentals for molybdenum are positive with favorable demand drivers and limited supply. The Platts Metals Daily Molybdenum Dealer Oxide weekly average price was $22.89 per pound on July 31, 2023.

CONSOLIDATED RESULTS

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
SUMMARY FINANCIAL DATA	(in millions, except per share amounts)
Revenues[a,b]	$5,737		$5,416		$11,126		$12,019
Operating income[a]	$1,410		$1,736		$3,011		$4,545
Net income attributable to common stock[c,d]	$343	[e]	$840	[f]	$1,006	[e]	$2,367	[f]
Diluted net income per share of common stock	$0.23		$0.57		$0.69		$1.61
Diluted weighted-average shares of common stock outstanding	1,442		1,457		1,443		1,463

Operating cash flows[g]	$1,673		$1,621		$2,723		$3,312
Capital expenditures	$1,163		$863		$2,284		$1,586
At June 30:
Cash and cash equivalents	$6,683		$9,492		$6,683		$9,492
Total debt, including current portion	$9,495		$11,092		$9,495		$11,092

a.Refer to Note 9 for a summary of revenues and operating income by operating division.
b.Includes (unfavorable) favorable adjustments to prior period provisionally priced concentrate and cathode copper sales totaling $(118) million ($(45) million to net income attributable to common stock or $(0.03) per share) in second-quarter 2023, $(355) million ($(154) million to net income attributable to common stock or $(0.10) per share) in second-quarter 2022, $182 million ($61 million to net income attributable to common stock or $0.04 per share) for the first six months of 2023 and $65 million ($27 million to net income attributable to common stock or $0.02 per share) for the first six months of 2022. Refer to Note 6 for further discussion.
c.Beginning January 1, 2023, our economic and equity ownership interest in PT-FI is 48.76%. Prior to January 1, 2023, our economic interest in PT-FI approximated 81%.
d.We defer recognizing profits on intercompany sales until final sales to third parties occur. Refer to “Operations – Smelting and Refining” for a summary of net impacts from changes in these deferrals.
e.Includes net charges totaling $157 million ($0.11 per share) in second-quarter 2023 and $251 million ($0.17 per share) for the first six months of 2023, primarily associated with charges for contested tax rulings by the Peruvian Supreme Court, environmental obligations, an accrual for a potential administrative fine in Indonesia and impairments and contract-cancellation costs.
f.Includes net charges totaling $14 million ($0.01 per share) in second-quarter 2022 and $52 million ($0.04 per share) for the first six months of 2022, primarily associated with environmental obligations and metals inventory adjustments, partly offset by a net gain on early extinguishment of debt. Net charges for the first six months of 2022 also included the settlement of an administrative fine and an adjustment to prior-period export duties at PT-FI, and asset retirement obligation adjustments.
g.Working capital and other sources (uses) totaled $237 million in second-quarter 2023, $100 million in second-quarter 2022, $(230) million for the first six months of 2023 and $(711) million for the first six months of 2022.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023		2022	2023		2022
SUMMARY OPERATING DATA
Copper (millions of recoverable pounds)
Production	1,067		1,075	2,032		2,084
Sales, excluding purchases	1,029	[a]	1,087	1,861	[a]	2,111
Average realized price per pound	$3.84		$4.03	$3.91		$4.18
Site production and delivery costs per pound[b]	$2.39		$2.09	$2.47		$2.06
Unit net cash costs per pound[b]	$1.47		$1.41	$1.60		$1.37
Gold (thousands of recoverable ounces)
Production	483		476	888		891
Sales, excluding purchases	495	[a]	476	765	[a]	885
Average realized price per ounce	$1,942		$1,827	$1,946		$1,861
Molybdenum (millions of recoverable pounds)
Production	21		23	42		44
Sales, excluding purchases	20		20	39		39
Average realized price per pound	$24.27		$19.44	$27.24		$19.37

a.Beginning on January 1, 2023, PT-FI’s commercial arrangement with PT Smelting converted from a copper concentrate sales agreement to a tolling arrangement, which resulted in a change in timing of sales. At June 30, 2023, approximately 85 million pounds of copper and 40 thousand ounces of gold from PT-FI's production was deferred in inventory and will be sold as refined metal in future periods.
b.Reflects per pound weighted-average production and delivery costs and unit net cash costs (net of by-product credits) for all copper mines, before net noncash and other costs. For reconciliations of per pound unit net cash costs (credits) by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements, refer to “Product Revenues and Production Costs.”

Revenues
Consolidated revenues totaled $5.7 billion in second-quarter 2023, $5.4 billion in second-quarter 2022, $11.1 billion for the first six months of 2023 and $12.0 billion for the first six months of 2022. Revenues from our mining operations and processing facilities primarily include the sale of copper in concentrate, copper cathode, copper rod, gold in concentrate and molybdenum. Refer to Note 9 for a summary of product revenues.

Following is a summary of changes in our consolidated revenues between periods (in millions):

	Three Months Ended June 30	Six Months Ended June 30

Consolidated revenues - 2022 period	$5,416	$12,019
(Lower) higher sales volumes:
Copper	(229)	(1,040)
Gold	35	(223)
Molybdenum	17	17
(Lower) higher average realized prices:
Copper	(196)	(503)
Gold	57	65
Molybdenum	97	311
Adjustments for prior period provisionally priced copper sales	237	117
Higher Atlantic Copper revenues	315	353
(Lower) higher revenues from purchased copper	(32)	102
(Higher) lower treatment charges	(3)	29
Lower royalties and export duties	105	220
Other, including intercompany eliminations	(82)	(341)
Consolidated revenues - 2023 period	$5,737	$11,126

Sales Volumes. Consolidated copper sales volumes decreased in the second quarter and first six months of 2023, compared to second quarter and first six months of 2022, primarily as a result of shipping delays in Indonesia associated with the renewal of PT-FI's export license and lower ore grades in North America. Lower copper and gold sales volumes for the first six months of 2023, compared to the 2022 period, also reflects the deferral of sales recognition related to the PT Smelting tolling arrangement.

Realized Prices. Our consolidated revenues can vary significantly as a result of fluctuations in the market prices of copper, gold and molybdenum. Average realized prices in second-quarter 2023, compared with second-quarter 2022, were 5% lower for copper, 6% higher for gold and 25% higher for molybdenum, and average realized prices for the first six months of 2023, compared with the first six months of 2022, were 6% lower for copper, 5% higher for gold and 41% higher for molybdenum.
Average realized copper prices include net unfavorable adjustments to current period provisionally priced copper sales totaling $52 million in second-quarter 2023, $365 million in second-quarter 2022, $121 million for the first six months of 2023 and $567 million for the first six months of 2022. As discussed in Note 6, all of our copper concentrate and some cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) based primarily on quoted LME monthly average copper prices. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on provisionally priced copper concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until final pricing on the date of settlement. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs.

Prior Period Provisionally Priced Copper Sales. Net (unfavorable) favorable adjustments to prior periods’ provisionally priced copper sales (i.e., provisionally priced sales at March 31, 2023 and 2022, and December 31, 2022 and 2021) recorded in consolidated revenues totaled $(118) million in second-quarter 2023, $(355) million in second-quarter 2022, $182 million for the first six months of 2023 and $65 million the first six months of 2022. Refer to Notes 6 and 9 for a summary of total adjustments to prior period and current period provisionally priced sales.

At June 30, 2023, we had provisionally priced copper sales totaling 271 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average of $3.77 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the June 30, 2023, provisional price recorded would have an approximate $8 million effect on our 2023 net income attributable to common stock. The LME copper price settled at $3.92 per pound on July 31, 2023.

Atlantic Copper Revenues. Atlantic Copper revenues totaled $748 million in second-quarter 2023 and $1.5 billion for the first six months of 2023, compared with $433 million in second-quarter 2022 and $1.2 billion for the first six months of 2022. Higher revenues in the 2023 periods, compared with 2022 periods, primarily reflects higher sales volumes in the 2023 periods, mostly reflecting the impact of reduced operations in second-quarter 2022 because of a scheduled major maintenance turnaround.

Purchased Copper. We purchase copper cathode primarily for processing by our Rod & Refining operations. The volumes of copper purchases vary depending on cathode production from our operations and totaled 19 million pounds in second-quarter 2023, 23 million pounds in second-quarter 2022, 67 million pounds for the first six months of 2023 and 38 million pounds for the first six months of 2022.

Treatment Charges. Revenues from our copper concentrate sales are recorded net of treatment charges (i.e., fees paid to smelters that are generally negotiated annually), which will vary with the sales volumes and the price of copper. The increase in the treatment charges in second-quarter 2023, compared to second-quarter 2022, primarily reflects higher treatment charges for South America copper concentrate, partly offset by lower copper concentrate sales volumes. The decrease in the treatment charges for the first six months of 2023, compared with the first six months of 2022, primarily reflects lower copper concentrate sales volumes and PT-FI’s commercial arrangement with PT Smelting converting from a copper concentrate sales agreement to a tolling arrangement. Costs incurred under the tolling arrangement are recorded as production costs in the consolidated statements of income (refer to Note 9).

Royalties and Export Duties. Royalties are primarily associated with PT-FI sales and vary with the volume of metal sold and the prices of copper and gold. In late 2022, the export duty rate on PT-FI’s sales declined from 5% to 2.5% as a result of smelter development progress. In March 2023, the Indonesia government verified that construction progress on the Manyar smelter exceeded 50%, which resulted in the elimination of export duties effective March 29, 2023.

Lower royalties and export duties during the 2023 periods, compared with the 2022 periods, reflect lower PT-FI copper sales volumes and the reduction in and subsequent elimination of export duties.

In July 2023, the Indonesia government issued a revised regulation on duties for various exported products, including copper concentrates. PT-FI is continuing to discuss the applicability of the revised regulation with the Indonesia government and will contest, and seek recovery of, any assessments. Refer to Note 8 and “Outlook” for further discussion.

Production and Delivery Costs
Consolidated production and delivery costs totaled $3.5 billion in second-quarter 2023, $3.0 billion in second-quarter 2022, $6.7 billion for the first six months of 2023 and $6.2 billion for the first six months of 2022. Higher costs in second-quarter 2023, compared to second-quarter 2022, primarily reflected increased costs at PT-FI associated with higher operating rates and increased underground maintenance costs. Higher costs for the first six months of 2023, compared to the first six months of 2022, also reflected higher commodity-related costs across our operations.

Site Production and Delivery Costs Per Pound. Site production and delivery costs for our copper mining operations primarily include labor, energy and other commodity-based inputs, such as sulfuric acid, explosives, steel, reagents, liners and tires. Consolidated site production and delivery costs (before net noncash and other costs) for our copper mines averaged $2.39 per pound of copper in second-quarter 2023, $2.09 per pound of copper in second-quarter 2022, $2.47 per pound of copper for the first six months of 2023 and $2.06 per pound of copper for the first six months of 2022. Refer to “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs (credits) associated with our operating divisions and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements.

Depreciation, Depletion and Amortization
Depreciation will vary under the unit-of-production (UOP) method as a result of changes in sales volumes and the related UOP rates at our mining operations. Consolidated depreciation, depletion and amortization (DD&A) totaled $547 million in second-quarter 2023, $507 million in second-quarter 2022, $946 million for the first six months of 2023 and $996 million for the first six months of 2022.

Environmental Obligations and Shutdown Costs
Environmental obligation costs reflect net revisions to our long-term environmental obligations, which vary from period to period because of changes to environmental laws and regulations, the settlement of environmental matters and/or circumstances affecting our operations that could result in significant changes in our estimates. Shutdown costs include care-and-maintenance costs and any litigation, remediation or related expenditures associated with closed facilities or operations. Higher net charges for environmental obligations and shutdown costs in the 2023 periods, compared to the 2022 periods, primarily reflect net revisions to long-term historical environmental obligations totaling $60 million in second-quarter 2023 and $116 million for the first six months of 2023, compared to $13 million for both the second quarter and first six months of 2022.

Interest Expense, Net
Consolidated interest costs (before capitalization) totaled $234 million in second-quarter 2023, $189 million in second-quarter 2022, $441 million for the first six months of 2023 and $342 million for the first six months of 2022. The increase in consolidated interest costs (before capitalization) for the 2023 periods, compared to the 2022 periods, primarily reflects interest charges recognized for Cerro Verde’s contested tax rulings by the Peruvian Supreme Court, which totaled $50 million in second-quarter 2023 and $74 million for the first six months of 2023. Higher consolidated interest costs (before capitalization) for the first six months of 2023 also reflected higher interest associated with PT-FI’s $3.0 billion of senior notes that were issued in April 2022.

Capitalized interest varies with the level of qualifying assets associated with our development projects and average interest rates on our borrowings. Capitalized interest totaled $62 million in second-quarter 2023, $33 million in second-quarter 2022, $119 million for the first six months of 2023 and $59 million for the first six months of 2022. The increase in capitalized interest costs in the 2023 periods, compared to the 2022 periods, resulted from increased construction and development projects in process, primarily for the Indonesia smelter projects. Refer to “Capital Resources and Liquidity – Investing Activities” for discussion of capital expenditures associated with our major development projects.

Other Income, Net
Other income, net totaled $24 million in second-quarter 2023, $11 million in second-quarter 2022, $112 million for the first six months of 2023 and $42 million for the first six months of 2022. The increase in other income, net primarily reflects higher interest income of $66 million for the quarterly periods and $150 million for the six month periods, partly offset by a $69 million charge in the second quarter and first six months of 2023 associated with Cerro Verde’s contested tax rulings by the Peruvian Supreme Court.

Income Taxes
Following is a summary of the approximate amounts used in the calculation of our consolidated income tax provision (in millions, except percentages):

	Six Months Ended June 30,
	2023					2022
	Income (Loss)[a]		Effective Tax Rate		Income Tax (Provision) Benefit	Income (Loss)[a]	Effective Tax Rate		Income Tax (Provision) Benefit
U.S.[b]	$250		—%	[c]	$3	$909	1%	[c]	$(5)
South America	642	[d]	48%		(307)	776	39%		(302)
Indonesia	1,981		37%		(740)	2,625	39%		(1,020)
Eliminations and other	(67)		N/A		21	2	N/A		(7)
Rate adjustment[e]	—		N/A		(15)	—	N/A		(61)
Consolidated FCX	$2,806		37%		$(1,038)	$4,312	32%		$(1,395)

a.Represents income before income taxes and equity in affiliated companies’ net earnings.
b.In addition to our North America mining operations, the U.S. jurisdiction reflects corporate-level expenses, which include interest expense associated with senior notes, general and administrative expenses, and environmental obligations and shutdown costs.
c.Includes valuation allowance release on prior year unbenefited net operating losses. See below for discussion of the provisions of the U.S. Inflation Reduction Act of 2022.
d.Includes net charges associated with Cerro Verde’s contested tax rulings by the Peruvian Supreme Court totaling $142 million for the first six months of 2023.
e.In accordance with applicable accounting rules, we adjust our interim provision for income taxes equal to our consolidated tax rate.
The provisions of the U.S. Inflation Reduction Act of 2022 (the Act) became applicable to us on January 1, 2023. The Act includes, among other provisions, a new Corporate Alternative Minimum Tax (CAMT) of 15% on the adjusted financial statement income (AFSI) of corporations with average AFSI exceeding $1.0 billion over a three-year period. As limited guidance related to how the CAMT provisions of the Act should be applied or otherwise administered has been released by the U.S. Department of the Treasury (the Treasury), uncertainty remains regarding the application of the CAMT. We have made interpretations of certain provisions of the Act, and based on these interpretations, determined that the provisions of the Act did not impact our 2023 financial results for the first six months of 2023. However, future guidance released by the Treasury may differ from our interpretations, which could be material and may further limit our ability to realize future benefits from our U.S. net operating losses.

Assuming achievement of current sales volume and cost estimates and average prices of $3.90 per pound for copper, $1,950 per ounce for gold and $20.00 per pound for molybdenum for the remainder of 2023, we estimate our consolidated effective tax rate for the year 2023 would approximate 36%. Changes in projected sales volumes and average prices during 2023 would incur tax impacts at estimated effective rates of 40% for Peru, 36% for Indonesia and 0% for the U.S., which excludes any impact from the Act. Our projected estimated effective tax rate of 0% for the U.S. for the year 2023 may be adjusted as additional guidance is released by the Treasury on key provisions of the Act, including guidance on the CAMT.

Noncontrolling Interests
Net income attributable to noncontrolling interests is primarily associated with our noncontrolling shareholders at PT-FI, Cerro Verde and El Abra and totaled $388 million in second-quarter 2023, $198 million in second-quarter 2022, $774 million for the first six months of 2023 and $575 million for the first six months of 2022. Our economic interest in PT-FI approximated 81% through 2022, and beginning January 1, 2023, our economic interest in PT-FI is 48.76%. As discussed in Note 3 of our 2022 Form 10-K, in accordance with provisions pertaining to PT-FI’s shareholders agreement, first-quarter 2023 net income included a $35 million net benefit associated with PT-FI sales volumes that were attributed to us at our previous approximate 81% economic ownership interest. Refer to Note 9 for net income attributable to noncontrolling interests for each of our business segments.

Based on current sales volume and cost estimates and assuming average prices of $3.90 per pound of copper, $1,950 per ounce of gold and $20.00 per pound of molybdenum and taking into account the change in our economic interest in PT-FI, net income attributable to noncontrolling interests is estimated to approximate $2.0 billion for the year 2023. The actual amount will depend on many factors, including relative performance of each business segment, commodity prices, costs and other factors.

OPERATIONS

Leaching Innovation Initiatives
We are advancing a series of initiatives across our North America and South America operations to incorporate new applications, technologies and data analytics to our leaching processes. We believe these leach innovation initiatives provide opportunities to produce incremental copper from our large existing leach stockpiles. Initial results support the potential for incremental low-cost additions to our production and reserve profile and we are targeting an annual run rate of approximately 200 million pounds of copper per year through these initiatives by the end of 2023. We are pursuing new technology applications that have the potential for significant increases in recoverable metal beyond the initial target.

Feasibility and Optimization Studies
We are engaged in various studies associated with potential future expansion projects primarily at our mining operations. The costs for these studies are charged to production and delivery costs as incurred and totaled $51 million in second-quarter 2023, $31 million in second-quarter 2022, $101 million for the first six months of 2023 and $50 million for the first six months of 2022. We estimate the costs of these studies will approximate $200 million for the year 2023 (including approximately $60 million in third-quarter 2023), subject to market conditions and other factors.

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

We are planning an expansion to double the concentrator capacity of the Bagdad operation in northwest Arizona and expect to complete a feasibility study in late 2023. In parallel, we are advancing plans for expanded tailings infrastructure projects to support Bagdad's long-range plans.

At Safford/Lone Star, production from oxide ores is approaching 300 million pounds of copper per year, which reflects expansion of the initial design capacity of 200 million pounds of copper per year. We have conducted significant exploration drilling in the area in recent years. The positive drilling results indicate potential opportunities to expand production to include sulfide ores in the future. We are advancing metallurgical testing and mine planning for a potential significant long-term investment for development of identified large sulfide resources.

A tight labor market and increased competition from other employers in North America continue to represent strategic challenges that are impacting production and our ability to further expand current mining rates. The timing of all future developments will be dependent on market conditions, labor and supply chain considerations and other economic factors.

Operating Data. Following is summary consolidated operating data for the North America copper mines:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating Data, Net of Joint Venture Interests
Copper (millions of recoverable pounds)
Production	354	382	686	736
Sales, excluding purchases	339	389	671	770
Average realized price per pound	$3.92	$4.36	$4.03	$4.46

Molybdenum (millions of recoverable pounds)
Production[a]	9	8	16	15

100% Operating Data
Leach operations
Leach ore placed in stockpiles (metric tons per day)	724,100	722,900	668,900	715,800
Average copper ore grade (%)	0.24	0.29	0.25	0.29
Copper production (millions of recoverable pounds)	239	254	473	499

Mill operations
Ore milled (metric tons per day)	315,500	306,900	306,500	299,200
Average ore grade (%):
Copper	0.33	0.39	0.34	0.38
Molybdenum	0.02	0.02	0.02	0.02
Copper recovery rate (%)	83.8	83.2	82.2	82.1
Copper production (millions of recoverable pounds)	172	195	326	364

a.Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at the North America copper mines.

Our consolidated copper sales volumes from North America totaled 339 million pounds in second-quarter 2023, 389 million pounds in second-quarter 2022, 671 million pounds for the first six months of 2023 and 770 million pounds for the first six months of 2022. Lower copper sales volumes in the 2023 periods, compared with the 2022 periods, primarily reflect lower ore grades and the timing of shipments, partly offset by incremental copper associated with leach initiatives. North America copper sales are estimated to approximate 1.4 billion pounds for the year 2023.

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

	Three Months Ended June 30,
	2023				2022
	By- Product Method		Co-Product Method		By- Product Method		Co-Product Method
			Copper	Molyb- denum[a]			Copper	Molyb- denum[a]
Revenues, excluding adjustments	$3.92		$3.92	$23.08	$4.36		$4.36	$18.75

Site production and delivery, before net noncash and other costs shown below	2.93		2.55	16.04	2.50		2.30	12.42
By-product credits	(0.55)		—	—	(0.35)		—	—
Treatment charges	0.13		0.13	—	0.11		0.11	—
Unit net cash costs	2.51		2.68	16.04	2.26		2.41	12.42
DD&A	0.29		0.26	1.15	0.27		0.24	0.81
Metals inventory adjustments	—		—	—	0.02		0.02	0.16
Noncash and other costs, net	0.15	[b]	0.13	0.60	0.09	[b]	0.08	0.32
Total unit costs	2.95		3.07	17.79	2.64		2.75	13.71
Revenue adjustments, primarily for pricing on prior period open sales	(0.03)		(0.03)	—	(0.10)		(0.10)	—
Gross profit per pound	$0.94		$0.82	$5.29	$1.62		$1.51	$5.04

Copper sales (millions of recoverable pounds)	341		341		389		389
Molybdenum sales (millions of recoverable pounds)[a]				9				8

	Six Months Ended June 30,
	2023				2022
	By- Product Method		Co-Product Method		By- Product Method		Co-Product Method
			Copper	Molyb- denum[a]			Copper	Molyb- denum[a]
Revenues, excluding adjustments	$4.03		$4.03	$25.52	$4.46		$4.46	$18.36

Site production and delivery, before net noncash and other costs shown below	2.92		2.55	17.81	2.44		2.25	11.68
By-product credits	(0.57)		—	—	(0.35)		—	—
Treatment charges	0.13		0.12	—	0.10		0.10	—
Unit net cash costs	2.48		2.67	17.81	2.19		2.35	11.68
DD&A	0.30		0.26	1.24	0.27		0.25	0.85
Metals inventory adjustments	—		—	—	0.01		0.01	0.08
Noncash and other costs, net	0.19	[b]	0.16	1.06	0.09	[b]	0.07	0.23
Total unit costs	2.97		3.09	20.11	2.56		2.68	12.84
Revenue adjustments, primarily for pricing on prior period open sales	0.02		0.02	—	(0.01)		(0.01)	—
Gross profit per pound	$1.08		$0.96	$5.41	$1.89		$1.77	$5.52

Copper sales (millions of recoverable pounds)	676		676		770		770
Molybdenum sales (millions of recoverable pounds)[a]				16				15

a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.
b.Includes charges totaling $0.08 per pound of copper in second-quarter 2023, $0.05 per pound of copper in second-quarter 2022, $0.08 per pound of copper for the first six months of 2023 and $0.04 per pound of copper for the first six months of 2022 for feasibility and optimization studies.

Our North America copper mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) for the North America copper mines of $2.51 per pound of copper in second-quarter 2023 and $2.48 per pound for the first six months of 2023 were higher than second-quarter 2022 unit net cash costs of $2.26 per pound and $2.19 per pound for the first six months for 2022, reflecting the impact of lower volumes and increased costs of maintenance, supplies and labor, partly offset by higher molybdenum by-product credits and lower costs of energy.

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

Average unit net cash costs (net of by-product credits) for our North America copper mines are expected to approximate $2.56 per pound of copper for the year 2023, based on achievement of current volume and cost estimates and assuming an average molybdenum price of $20.00 per pound for the second half of 2023. North America’s average unit net cash costs for the year 2023 would change by approximately $0.02 per pound for each $2 per pound change in the average price of molybdenum for the second half of 2023.

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

Operating Data. Following is summary consolidated operating data for South America mining:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Copper (millions of recoverable pounds)
Production	307	286	611	560
Sales	304	288	606	552
Average realized price per pound	$3.78	$3.83	$3.85	$4.00

Molybdenum (millions of recoverable pounds)
Production[a]	5	7	11	14

Leach operations
Leach ore placed in stockpiles (metric tons per day)	203,600	157,700	203,800	148,800
Average copper ore grade (%)	0.33	0.37	0.33	0.36
Copper production (millions of recoverable pounds)	74	71	160	132

Mill operations
Ore milled (metric tons per day)	425,500	427,100	415,300	410,800
Average ore grade (%):
Copper	0.35	0.31	0.34	0.32
Molybdenum	0.01	0.01	0.01	0.02
Copper recovery rate (%)	82.6	84.4	83.2	85.5
Copper production (millions of recoverable pounds)	233	215	451	428
a.Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at Cerro Verde.

Our consolidated copper sales volumes from South America totaled 304 million pounds in second-quarter 2023, 288 million pounds in second-quarter 2022, 606 million pounds for the first six months of 2023 and 552 million pounds for the first six months of 2022. Higher copper sales volumes in the 2023 periods, compared with the 2022 periods, primarily reflect higher mill ore grades and increased production from leach ore placed on stockpiles. Copper sales from South America mining are expected to approximate 1.2 billion pounds for the year 2023. Refer to “Outlook” for projected molybdenum sales volumes.

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

	Three Months Ended June 30,
	2023			2022
	By-Product Method		Co-Product Method	By-Product Method	Co-Product Method
Revenues, excluding adjustments	$3.78		$3.78	$3.83	$3.83

Site production and delivery, before net noncash and other costs shown below	2.43		2.22	2.48	2.29
By-product credits	(0.37)		—	(0.35)	—
Treatment charges	0.21		0.21	0.15	0.15
Royalty on metals	0.01		0.01	0.01	0.01
Unit net cash costs	2.28		2.44	2.29	2.45
DD&A	0.44		0.39	0.35	0.32
Metals inventory adjustments	—		—	0.04	0.03
Noncash and other costs, net	0.08	[a]	0.07	0.06	0.06
Total unit costs	2.80		2.90	2.74	2.86
Revenue adjustments, primarily for pricing on prior period open sales	(0.22)		(0.22)	(0.53)	(0.53)
Gross profit per pound	$0.76		$0.66	$0.56	$0.44

Copper sales (millions of recoverable pounds)	304		304	288	288

	Six Months Ended June 30,
	2023			2022
	By-Product Method		Co-Product Method	By-Product Method	Co-Product Method
Revenues, excluding adjustments	$3.85		$3.85	$4.00	$4.00

Site production and delivery, before net noncash and other costs shown below	2.49		2.25	2.45	2.26
By-product credits	(0.45)		—	(0.38)	—
Treatment charges	0.19		0.19	0.15	0.15
Royalty on metals	0.01		0.01	0.01	0.01
Unit net cash costs	2.24		2.45	2.23	2.42
DD&A	0.40		0.35	0.36	0.32
Metals inventory adjustments	—		—	0.02	0.02
Noncash and other costs, net	0.08	[a]	0.07	0.06	0.06
Total unit costs	2.72		2.87	2.67	2.82
Revenue adjustments, primarily for pricing on prior period open sales	0.11		0.11	0.06	0.06
Gross profit per pound	$1.24		$1.09	$1.39	$1.24

Copper sales (millions of recoverable pounds)	606		606	552	552

a.Includes $0.04 per pound of copper in second-quarter 2023 and $0.03 per pound of copper for the first six months of 2023 for feasibility and optimization studies.

Our South America mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) for South America mining were $2.28 per pound of copper in second-quarter 2023, $2.29 per pound of copper in second-quarter 2022, $2.24 per pound of copper for the first six months of 2023 and $2.23 per pound of copper for the first six months of 2022. The impact of higher volumes in the 2023 periods was offset by higher costs of maintenance, supplies and consumables, and increased treatment charges. The first six months of 2023 also reflected the impact of higher molybdenum credits.

Revenues from Cerro Verde’s copper concentrate sales are recorded net of treatment charges, which will vary with Cerro Verde’s sales volumes and the price of copper. Higher treatment charges in the 2023 periods, compared to the 2022 periods, reflected higher smelting and refining rates.

Because certain assets are depreciated on a straight-line basis, South America’s unit depreciation rate may vary with asset additions and the level of copper production and sales. Increased DD&A rates per pound of copper in the 2023 periods, compared to the 2022 periods, primarily reflect a correction in the useful lives of certain fixed assets at Cerro Verde, which resulted in additional depreciation being recognized in second-quarter 2023.

Revenue adjustments primarily result from changes in prices on provisionally priced copper sales recognized in prior periods. Refer to “Consolidated Results – Revenues” for further discussion of adjustments to prior period provisionally priced copper sales.

Average unit net cash costs (net of by-product credits) for South America mining are expected to approximate $2.33 per pound of copper for the year 2023, based on current volume and cost estimates and assuming an average price of $20.00 per pound of molybdenum for the second half of 2023.

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

Regulatory Matters. Over the past several years, the Indonesia government has enacted various laws and regulations to promote downstream processing of various minerals, including copper concentrates. In 2018, PT-FI agreed to expand its domestic smelting and refining capacity to process all of its copper concentrates in Indonesia and is advancing the construction of the Indonesia smelter projects and expanding capacity at PT Smelting (refer to “Indonesia Smelter” below for further discussion of construction progress).

Export License. On June 10, 2023, a ban on the export of copper concentrate went into effect in accordance with Indonesia regulations and export licenses for several exporters, including PT-FI, expired. During the second quarter and in July 2023, the Indonesia government issued various regulations to address exports of unrefined metals, including regulations by the Ministry of Energy and Mineral Resources (MEMR) to allow continued exports of copper concentrates through May 2024 for companies engaged in ongoing smelter development projects with construction progress greater than 50%, and regulations by the Ministry of Trade on the permitted export of various products, including copper concentrates.

On July 24, 2023, PT-FI was granted an export license through May 2024 for 1.7 million metric tons of copper concentrate. PT-FI will continue to work with the Indonesia government to obtain approvals to continue exports until the Manyar smelter is fully commissioned and has reached designed operating conditions.

Export Duties. Under PT-FI’s special mining license (IUPK), export duties are determined based on regulations that were in effect in 2018, which provided that no duties are required after smelter construction progress reached 50%. In March 2023, the Indonesia government verified that construction progress on the Manyar smelter exceeded 50% and PT-FI's export duties were eliminated effective March 29, 2023.

In July 2023, the Ministry of Finance issued a revised regulation on duties for various exported products, including copper concentrates. PT-FI is continuing to discuss the applicability of the revised regulation with the Indonesia government and will contest, and seek recovery of, any assessments.

Refer to Note 8 for further discussion of the revised export regulation and other Indonesia regulatory matters.

Mining Rights. PT-FI and the Indonesia government continue to engage in discussions regarding the extension of PT-FI's mining rights under its IUPK beyond 2041. An extension beyond 2041 would enable continuity of large-scale operations for the benefit of all stakeholders and provide growth options through additional resource development opportunities in the highly attractive Grasberg minerals district.

Operating and Development Activities. Over a multi-year investment period, PT-FI has successfully commissioned three large-scale block cave mines in the Grasberg minerals district (Grasberg Block Cave, Deep Mill Level Zone and Big Gossan), providing annual production volumes of approximately 1.6 billion pounds of copper and 1.6 million ounces of gold.

PT-FI’s ongoing project to install additional milling facilities is currently expected to be completed in 2024. The project will increase milling capacity to approximately 240,000 metric tons of ore per day to provide sustained large scale production volumes. PT-FI is also advancing a mill recovery project with the installation of a new copper cleaner circuit that is expected to be completed in the second half of 2024 and to provide incremental metal production of approximately 60 million pounds of copper and 40 thousand ounces of gold per year.

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

Indonesia Smelter. In connection with PT-FI’s 2018 agreement with the Indonesia government to secure the extension of its long-term mining rights, PT-FI agreed to expand its domestic smelting and refining capacity to process all of its copper concentrates in Indonesia. PT-FI is actively engaged in the following projects for additional domestic smelting capacity:

•Construction of the Manyar smelter in Gresik, Indonesia with a capacity to process approximately 1.7 million metric tons of copper concentrate per year. Construction progress currently approximates 75%. Construction of the smelter has an estimated cost of $3.0 billion, including $2.8 billion for a construction contract (excluding capitalized interest, owner’s costs and commissioning) and $0.2 billion for investment in a desalinization plant. Construction is expected to be complete in mid-2024 followed by commissioning of the facilities and a ramp-up schedule through year-end 2024.
•Expansion of PT Smelting's capacity by 30% to 1.3 million metric tons of copper concentrate per year, which is expected to be completed by the end of 2023. PT-FI is funding the cost of the expansion, estimated to approximate $250 million, with a loan that will convert to equity and increase PT-FI’s ownership in PT Smelting to a majority ownership interest, which is expected to occur in 2024.
•The PMR is being constructed to process gold and silver from the Manyar smelter and PT Smelting. Construction is in progress with commissioning expected during 2024 at an estimated cost of $525 million.

For the first six months of 2023, capital expenditures for the Indonesia smelter projects totaled $0.8 billion, and are expected to approximate $1.6 billion for the year 2023. Capital expenditures for the Indonesia smelter projects are being funded with proceeds received from PT-FI's senior notes and availability under its revolving credit facility.

Operating Data. Following is summary consolidated operating data for Indonesia mining:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Copper (millions of recoverable pounds)
Production	406	407	735	788
Sales	386	410	584	789
Average realized price per pound	$3.82	$3.86	$3.83	$4.04

Gold (thousands of recoverable ounces)
Production	479	473	881	885
Sales	492	474	758	880
Average realized price per ounce	$1,942	$1,827	$1,946	$1,861

Ore extracted and milled (metric tons per day):
Grasberg Block Cave underground mine	114,800	101,800	102,300	101,100
Deep Mill Level Zone underground mine	80,200	77,300	75,100	77,800
Big Gossan underground mine	8,200	7,400	7,600	7,500
Other adjustments	3,900	10,500	1,100	5,400
Total	207,100	197,000	186,100	191,800
Average ore grades:
Copper (%)	1.15	1.22	1.16	1.22
Gold (grams per metric ton)	1.05	1.08	1.06	1.05
Recovery rates (%):
Copper	88.9	89.8	89.5	89.6
Gold	76.7	79.0	77.4	78.2

PT-FI’s consolidated copper sales of 386 million pounds in second-quarter 2023 and 584 million pounds for the first six months of 2023 were lower than consolidated copper sales of 410 million pounds in second-quarter 2022 and 789 million pounds for the first six months of 2022, reflecting shipping delays associated with the renewal of PT-FI's export license. PT-FI's consolidated copper sales for the first six months of 2023 also reflects the deferral of sales recognition related to the PT Smelting tolling arrangement.

PT-FI’s consolidated gold sales of 492 thousand ounces in second-quarter 2023 were higher than second-quarter 2022 consolidated gold sales of 474 thousand ounces, primarily reflecting the timing of sales. PT-FI’s consolidated gold sales of 758 thousand ounces for the first six months of 2023 were lower than consolidated gold sales of 880 thousand ounces for the first six months of 2022, primarily reflects the deferral of sales recognition related to the PT Smelting tolling arrangement.

Consolidated sales volumes from PT-FI are expected to approximate 1.4 billion pounds of copper and 1.7 million ounces of gold for the year 2023, net of a deferral of approximately 90 million pounds of copper and 130 thousand ounces of gold from mine production under tolling arrangements to be processed and sold as refined metal in future periods. Projected sales volumes are dependent on operational performance, weather-related conditions and other factors detailed in the “Cautionary Statement.”

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

	Three Months Ended June 30,
	2023				2022
	By-Product Method		Co-Product Method		By-Product Method	Co-Product Method
			Copper	Gold		Copper	Gold
Revenues, excluding adjustments	$3.82		$3.82	$1,942	$3.86	$3.86	$1,827

Site production and delivery, before net noncash and other costs shown below	1.88		1.12	569	1.43	0.91	433
Gold and silver credits	(2.60)		—	—	(2.17)	—	—
Treatment charges	0.39		0.23	118	0.24	0.15	72
Export duties[a]	—		—	—	0.21	0.13	63
Royalty on metals	0.24		0.14	72	0.27	0.18	74
Unit net cash (credits) costs	(0.09)		1.49	759	(0.02)	1.37	642
DD&A	0.71		0.42	216	0.63	0.41	193
Noncash and other costs, net	0.20	[b,c]	0.12	60	0.01	0.01	2
Total unit costs	0.82		2.03	1,035	0.62	1.79	837
Revenue adjustments, primarily for pricing on prior period open sales	(0.14)		(0.14)	1	(0.49)	(0.49)	(17)
PT Smelting intercompany profit	—		—	—	0.06	0.04	19
Gross profit per pound/ounce	$2.86		$1.65	$908	$2.81	$1.62	$992

Copper sales (millions of recoverable pounds)	386		386		410	410
Gold sales (thousands of recoverable ounces)				492			474

	Six Months Ended June 30,
	2023				2022
	By-Product Method		Co-Product Method		By-Product Method		Co-Product Method
			Copper	Gold			Copper	Gold
Revenues, excluding adjustments	$3.83		$3.83	$1,946	$4.04		$4.04	$1,861

Site production and delivery, before net noncash and other costs shown below	1.93		1.14	578	1.42		0.92	426
Gold and silver credits	(2.68)		—	—	(2.17)		—	—
Treatment charges	0.38		0.23	115	0.24		0.16	73
Export duties[a]	0.03		0.02	9	0.21		0.14	63
Royalty on metals	0.26		0.15	73	0.26		0.17	72
Unit net cash (credits) costs	(0.08)		1.54	775	(0.04)		1.39	634
DD&A	0.72		0.43	217	0.64		0.42	194
Noncash and other costs, net	0.18	[b,c]	0.11	55	0.04	[b]	0.03	11
Total unit costs	0.82		2.08	1,047	0.64		1.84	839
Revenue adjustments, primarily for pricing on prior period open sales	0.19		0.19	22	0.04		0.04	3
PT Smelting intercompany profit (loss)	0.19		0.11	58	(0.03)		(0.02)	(10)
Gross profit per pound/ounce	$3.39		$2.05	$979	$3.41		$2.22	$1,015

Copper sales (millions of recoverable pounds)	584		584		789		789
Gold sales (thousands of recoverable ounces)				758				880

a.In March 2023, the Indonesia government verified that construction progress of the Manyar smelter exceeded 50% and export duties were eliminated effective March 29, 2023. Refer to Note 8 for further discussion of the revised export duty regulation that was issued by the Indonesia government.
b.Includes a charge totaling $0.14 per pound of copper in second-quarter 2023 and $0.09 per pound of copper for the first six months of 2023 associated with a potential administrative fine. The first six months of 2022 also includes a charge of $0.05 per pound of copper associated with an administrative fine. Refer to Note 8 for further discussion.
c.Includes charges totaling $0.03 per pound of copper in second-quarter 2023 and $0.04 per pound of copper for the first six months 2023 for feasibility and optimization studies.

PT-FI's unit net cash credits (including gold and silver credits) of $0.09 per pound of copper in second-quarter 2023 and $0.08 per pound of copper for the first six months of 2023 were higher than unit net cash credits of $0.02 per pound of copper in second-quarter 2022 and $0.04 per pound of copper for the first six months of 2022, reflecting higher gold and silver credits and lower export duties, partly offset by higher operating rates, increased underground maintenance costs and treatment charges and the impact of lower copper sales volumes.

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold. The increase in treatment charges per pound of copper and ounce of gold in the 2023 periods, compared with the 2022 periods, reflects higher costs associated with the new tolling arrangement with PT Smelting compared to the previous copper concentrate sales agreement. Tolling costs paid to PT Smelting are recorded as production costs in the consolidated statements of income but are reflected as treatment costs above in our unit net cash (credits) costs presentation.

PT-FI’s royalties vary with the volume of metal sold and the prices of copper and gold. PT-FI’s royalties totaled $92 million in second-quarter 2023, $108 million in second-quarter 2022, $150 million for the first six months of 2023 and $201 million for the first six months of 2022. The decrease in PT-FI’s royalties for the 2023 periods, compared to the 2022 periods, primarily reflects lower sales volumes and copper prices.

Because certain assets are depreciated on a straight-line basis, PT-FI’s unit depreciation rate may vary with asset additions and the level of copper production and sales. The increase in the DD&A rate per pound of copper in 2023 periods, compared with the 2022 periods, primarily reflects underground development assets being placed into service.

Revenue adjustments primarily result from changes in prices on provisionally priced copper sales recognized in prior periods. Refer to “Consolidated Results – Revenues” for further discussion of adjustments to prior period provisionally priced copper sales.

PT Smelting intercompany profit (loss) for the second quarter and first six months of 2022 represents the change in the deferral of 39.5% of PT-FI’s profit on sales to PT Smelting. Beginning on January 1, 2023, PT-FI’s commercial arrangement with PT Smelting converted from a copper concentrate sales agreement to a tolling arrangement. Under this arrangement, PT-FI pays PT Smelting a tolling fee to smelt and refine its copper concentrate and PT-FI retains title to all products for sales to third parties. Accordingly, beginning in 2023, there are no further sales to PT Smelting.

Assuming an average gold price $1,950 per ounce for the second half of 2023 and achievement of current volume and cost estimates, unit net cash credits (including gold and silver credits) for PT-FI are expected to approximate $0.06 per pound of copper for the year 2023. PT-FI's average unit net cash credits for the year 2023 would change by approximately $0.07 per pound of copper for each $100 per ounce change in the average price of gold for the second half of 2023.

As discussed in Note 8, in July 2023, the Indonesia government issued a revised regulation on duties for various exported products, including copper concentrates. Export duties that may be assessed under this revised regulation are not reflected in PT-FI's estimated unit net cash credits for the second half of 2023. Based on current sales volume and metal price estimates, the assessment of a 7.5% export duty on PT-FI’s sales during the second half of 2023 is estimated to reduce PT-FI's unit net cash credits by $0.19 per pound of copper for the year 2023 (including $0.31 per pound of copper in third-quarter 2023). PT-FI is continuing to discuss the applicability of the revised regulation with the Indonesia government and will contest, and seek recovery of, any assessments.

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

Operating and Development Activities. Production from the Molybdenum mines totaled 7 million pounds of molybdenum in second-quarter 2023, 15 million pounds for the first six months of 2023, 8 million pounds of molybdenum in second-quarter 2022 and 15 million pounds for the first six months of 2022. Refer to “Consolidated Results” for our consolidated molybdenum operating data, which includes sales of molybdenum produced at our Molybdenum mines and from our North America and South America copper mines. Refer to “Outlook” for projected consolidated molybdenum sales volumes and to “Markets” for a discussion of molybdenum prices.

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

Average unit net cash costs for the Molybdenum mines of $15.99 per pound of molybdenum in second-quarter 2023 and $13.95 per pound for the first six months of 2023 were higher than average unit net cash costs of $10.62 per pound in second-quarter 2022 and $10.75 per pound for the first six months of 2022, primarily reflecting higher contract labor and input costs. Based on current volume and cost estimates, average unit net cash costs for the Molybdenum mines are expected to approximate $14.13 per pound of molybdenum for the year 2023. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

Smelting and Refining
We wholly own and operate the Miami smelter in Arizona, the El Paso refinery in Texas and Atlantic Copper, a smelter and refinery in Spain. Additionally, PT-FI has a 39.5% ownership interest in PT Smelting and expects its ownership to increase to a majority interest upon completion of the expansion of PT Smelting’s smelting capacity. Through this form of downstream integration, we are assured placement of a significant portion of our copper concentrate production.

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

Atlantic Copper smelts and refines copper concentrate and markets refined copper and precious metals in slimes. During the first six months of 2023, Atlantic Copper’s copper concentrate purchases included 45% from our copper mining operations and 55% from third parties.

Beginning on January 1, 2023, PT-FI's commercial arrangement with PT Smelting converted from a copper concentrate sales agreement to a tolling arrangement. Under this arrangement, PT-FI pays PT Smelting a tolling fee (which PT-FI records as production costs in the consolidated statements of income) to smelt and refine its copper concentrate and PT-FI retains title to all products for sale to third parties (i.e., there are no further sales to PT Smelting).

We defer recognizing profits on sales from our mining operations to Atlantic Copper (and on 39.5% of PT-FI’s sales to PT Smelting for the 2022 periods) until final sales to third parties occur. Changes in these deferrals attributable to variability in intercompany volumes resulted in net (reductions) additions to operating income totaling $(39) million ($(21) million to net income attributable to common stock) in second-quarter 2023, $(7) million (less than $1 million to net income attributable to common stock) in second-quarter 2022, $72 million ($27 million to net income attributable to common stock) for the first six months of 2023 and $40 million ($23 million to net income attributable to common stock) for the first six months of 2022. Our net deferred profits on our inventories at Atlantic Copper to be recognized in future periods’ net income attributable to common stock totaled $63 million at June 30, 2023. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices will result in variability in our net deferred profits and quarterly earnings.

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

Based on current sales volume, cost and metal price estimates discussed in “Outlook,” our available cash and cash equivalents plus our projected consolidated operating cash flows of $6.4 billion for the year 2023 exceed our expected consolidated capital expenditures of $4.8 billion (which includes $1.6 billion for the Indonesia smelter projects that are being funded with the remaining proceeds from PT-FI’s senior notes and its available credit facility).

As discussed in “Outlook,” our projected financial results for the second half of 2023 do not include a 7.5% export duty at PT-FI that may be assessed under a revised regulation issued by the Indonesia government in July 2023.

Additionally, as further discussed in Note 8, PT-FI may be required to make an additional refundable smelter deposit of approximately $250 million and deposit 30% of its gross export proceeds into Indonesian banks for a period of 90 days before withdrawal.

We have cash on hand and the financial flexibility to fund capital expenditures and our other cash requirements for the year, including noncontrolling interest distributions, income tax payments, current common stock dividends (base and variable) and any share or debt repurchases. At June 30, 2023, we had $6.7 billion of consolidated cash and cash equivalents (which includes $1.1 billion of PT-FI cash designated for Indonesia smelter projects). FCX, PT-FI and Cerro Verde have $3.0 billion, $1.3 billion and $350 million, respectively, of availability under their revolving credit facilities. Refer to “Outlook” for further discussion of projected operating cash flows and capital expenditures for 2023, and to “Debt” below and Note 5 for further discussion.

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

At June 30, 2023, our net debt, excluding net debt for the Indonesia smelter projects, totaled $0.9 billion. Refer to "Net Debt" for further discussion.

On June 21, 2023, our Board declared cash dividends totaling $0.15 per share on our common stock (including a $0.075 per share quarterly base cash dividend and a $0.075 per share quarterly variable, performance-based cash dividend), which was paid on August 1, 2023, to common stockholders of record as of July 14, 2023. Based on current market conditions, the base and variable dividends on our common stock are anticipated to total $0.60 per share for 2023 (including the dividends paid on August 1, 2023), comprised of a $0.30 per share base dividend and $0.30 per share variable dividend. The declaration and payment of dividends (base or variable) is at the discretion of our Board and will depend on our financial results, cash requirements, global economic conditions and other factors deemed relevant by our Board.

Cash
Following is a summary of the U.S. and international components of consolidated cash and cash equivalents available to the parent company, excluding cash committed for the Indonesia smelter projects and net of noncontrolling interests’ share, taxes and other costs at June 30, 2023 (in billions):

Cash at domestic companies	$3.3
Cash at international operations	3.4
Total consolidated cash and cash equivalents	6.7
Cash for Indonesia smelter projects	(1.1)	[a]
Noncontrolling interests’ share	(1.0)
Cash, net of noncontrolling interests’ share	4.6
Withholding taxes	(0.1)
Net cash available	$4.5
a.Estimated remaining net proceeds from PT-FI's senior notes offering.

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

Debt
At June 30, 2023, consolidated debt totaled $9.5 billion, with a weighted-average interest rate of 5.2%. Substantially all of our outstanding debt is fixed rate. We had no borrowings outstanding and $8 million in letters of credit issued under our $3.0 billion revolving credit facility. Additionally, at June 30, 2023, no amounts were drawn under PT-FI’s $1.3 billion revolving credit facility or Cerro Verde’s $350 million revolving credit facility. Refer to Note 5 for further discussion.

Operating Activities
We generated operating cash flows of $2.7 billion (net of $0.2 billion of working capital and other uses) for the first six months of 2023 and $3.3 billion (net of $0.7 billion of working capital and other uses) for the first six months of 2022. Lower operating cash flows for the first six months of 2023, compared with first six months of 2022, primarily reflected lower copper prices, lower copper and gold sales volumes and higher production and delivery costs (refer to “Consolidated Results” for further discussion), partly offset by working capital changes.

Investing Activities
Capital Expenditures. Capital expenditures, including capitalized interest, totaled $2.3 billion for the first six months of 2023, including approximately $0.8 billion for major mining projects primarily associated with underground development activities in the Grasberg minerals district and $0.8 billion for the Indonesia smelter projects.

Capital expenditures, including capitalized interest, totaled $1.6 billion for the first six months of 2022, including approximately $0.8 billion for major mining projects primarily associated with underground development activities in the Grasberg minerals district and $0.3 billion for the Indonesia smelter projects.

Proceeds from Sales of Assets. Proceeds from sales of assets totaled $11 million for the first six months of 2023 and $96 million for the first six months of 2022. In May 2022, we sold all of the shares we owned in Jervois Global Limited, which we received in connection with the 2021 sale of our remaining cobalt business, for proceeds of $60 million.

Loans to PT Smelting for Expansion. PT-FI made loans to PT Smelting totaling $61 million for the first six months of 2023 and $34 million for the first six months of 2022 to fund PT Smelting’s expansion project.

Financing Activities
Debt Transactions. Net repayments of debt totaled $1.1 billion for the first six months of 2023, including the repayment of our 3.875% Senior Notes that matured in March 2023 totaling $996 million and open-market purchases of our senior notes for a total cost of $125 million. Refer to Note 5 for additional information.

Net proceeds from debt totaled $1.7 billion for the first six months of 2022, reflecting net proceeds from PT-FI’s $3.0 billion senior note offering, partly offset by the repayment of borrowings under PT-FI’s term loan ($0.6 billion) and Cerro Verde’s term loan ($0.3 billion), and open-market purchases of our senior notes ($0.6 billion).

Cash Dividends on Common Stock. We paid cash dividends on our common stock totaling $432 million for the first six months of 2023 and $438 million for the first six months of 2022. The declaration and payment of dividends (base or variable) is at the discretion of our Board and will depend on our financial results, cash requirements, global economic conditions and other factors deemed relevant by our Board. Refer to Note 5, Item 1A. “Risk Factors” contained in Part I of our 2022 Form 10-K, “Cautionary Statement” below and discussion of our financial policy above.

Cash Dividends and Distributions Paid to Noncontrolling Interests. Cash dividends and distributions paid to noncontrolling interests at our international operations totaled $291 million for the first six months of 2023 and $513 million for the first six months of 2022. Based on the estimates discussed in “Outlook,” we currently expect cash dividends and distributions paid to noncontrolling interests totaling $1.1 billion for the year 2023. Cash dividends and distributions to noncontrolling interests vary based on the operating results and cash requirements of our consolidated subsidiaries.

Treasury Stock Purchases. Since mid-2021, we have acquired 47.8 million shares of our common stock under the share repurchase program for a total cost of $1.8 billion ($38.35 average cost per share), including 29.4 million shares in the first six months of 2022 for a total cost of $1.2 billion. No shares have been purchased since July 11, 2022, and we have $3.2 billion available for repurchases under the program. The timing and amount of share repurchases is at the discretion of management and will depend on a variety of factors. The share repurchase program may be modified, increased, suspended or terminated at any time at our Board’s discretion. Refer to Item 1A. “Risk Factors” contained in Part I of our 2022 Form 10-K, “Cautionary Statement” below and discussion of our financial policy above.

Contributions from Noncontrolling Interests. We received equity contributions totaling $50 million for the first six months of 2023 and $94 million for the first six months of 2022 from PT Mineral Industri Indonesia (formerly PT Indonesia Asahan Aluminium (Persero), (MIND ID)). Contributions for the first six months of 2023 were primarily associated with receipt of the final capital contribution in accordance with the PT-FI shareholders agreement. Contributions for the first six months of 2022 were associated with MIND ID’s share of capital spending on underground mine development projects in the Grasberg minerals district. Beginning on January 1, 2023, capital spending at PT-FI is being shared in accordance with the shareholders’ ownership interests.

CONTRACTUAL OBLIGATIONS

There have been no other material changes in our contractual obligations since December 31, 2022. Refer to Note 13 and Part II, Items 7. and 7A. in our 2022 Form 10-K for information regarding our contractual obligations.

CONTINGENCIES

Environmental Liabilities and Asset Retirement Obligations (AROs)
Our current and historical operating activities are subject to stringent laws and regulations governing the protection of the environment. We perform a comprehensive annual review of our environmental liabilities and AROs and also review changes in facts and circumstances associated with these obligations at least quarterly.

As discussed in “Consolidated Results – Environmental Obligations and Shutdown Costs,” we recorded $116 million in revisions to our environmental obligations during the first six months of 2023 primarily associated with revised cost estimates. There have been no significant changes to our AROs since December 31, 2022. Updated cost assumptions, including increases and decreases to cost estimates, changes in the anticipated scope and timing of remediation activities, and settlement of environmental matters may result in additional revisions to certain of our environmental liabilities and AROs. Refer to Note 12 in our 2022 Form 10-K for further information regarding our environmental liabilities and AROs.

Litigation and Other Contingencies
There have been no material changes to our contingencies associated with legal proceedings, environmental and other matters since December 31, 2022 other than the Indonesia regulatory matters discussed above in “Indonesia Mining-Regulatory Matters and as disclosed in Note 8. Refer to Note 12 and “Legal Proceedings” contained in Part I, Item 3. of our 2022 Form 10-K, as updated by Note 8, for further information regarding litigation and other contingencies.

NEW ACCOUNTING STANDARDS

There were no significant updates to previously reported accounting standards included in Note 1 of our 2022 Form 10-K.

NET DEBT

We believe that net debt, which we define as consolidated debt less consolidated cash and cash equivalents, provides investors with information related to the performance-based payout framework in our financial policy, which requires us to maintain our net debt at a level not to exceed the net debt target of $3 billion to $4 billion (excluding net project debt for additional smelting capacity in Indonesia). This information differs from consolidated debt determined in accordance with U.S. GAAP and should not be considered in isolation or as a substitute for consolidated debt determined in accordance with U.S. GAAP. Our net debt, which may not be comparable to similarly titled measures reported by other companies, follows (in billions):

	As of June 30, 2023		As of December 31, 2022
Current portion of debt	$—	[a]	$1.0
Long-term debt, less current portion	9.5		9.6
Consolidated debt	9.5		10.6
Less: consolidated cash and cash equivalents	6.7		8.1
FCX net debt	2.8		2.5
Less: net debt for Indonesia smelter projects[b]	1.9		1.2
FCX net debt, excluding Indonesia smelter projects	$0.9		$1.3
a.Rounds to less than $0.1 billion
b.Includes consolidated debt of $3.0 billion and consolidated cash and cash equivalents of $1.1 billion as of June 30, 2023, and consolidated debt of $3.0 billion and consolidated cash and cash equivalents of $1.8 billion as of December 31, 2022.

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

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended June 30, 2023
(In Millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,337		$1,337	$200	$51	$1,588
Site production and delivery, before net noncash and other costs shown below	999		870	139	51	1,060
By-product credits	(190)		—	—	—	—
Treatment charges	46		43	—	3	46
Net cash costs	855		913	139	54	1,106
DD&A	99		87	10	2	99
Metals inventory adjustments	1		1	—	—	1
Noncash and other costs, net	51	[c]	45	5	1	51
Total costs	1,006		1,046	154	57	1,257
Other revenue adjustments, primarily for pricing on prior period open sales	(11)		(11)	—	—	(11)
Gross profit (loss)	$320		$280	$46	$(6)	$320

Copper sales (millions of recoverable pounds)	341		341
Molybdenum sales (millions of recoverable pounds)[a]				9

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$3.92		$3.92	$23.08
Site production and delivery, before net noncash and other costs shown below	2.93		2.55	16.04
By-product credits	(0.55)		—	—
Treatment charges	0.13		0.13	—
Unit net cash costs	2.51		2.68	16.04
DD&A	0.29		0.26	1.15
Metals inventory adjustments	—		—	—
Noncash and other costs, net	0.15	[c]	0.13	0.60
Total unit costs	2.95		3.07	17.79
Other revenue adjustments, primarily for pricing on prior period open sales	(0.03)		(0.03)	—
Gross profit per pound	$0.94		$0.82	$5.29

Reconciliation to Amounts Reported

	Revenues		Production and Delivery	DD&A	Metals Inventory Adjustments
Totals presented above	$1,588		$1,060	$99	$1
Treatment charges	(3)		43	—	—
Noncash and other costs, net	—		51	—	—
Other revenue adjustments, primarily for pricing on prior period open sales	(11)		—	—	—
Eliminations and other	16		12	—	—
North America copper mines	1,590		1,166	99	1
Other mining[d]	5,756		3,936	429	—
Corporate, other & eliminations	(1,609)		(1,554)	19	—
As reported in our consolidated financial statements	$5,737		$3,548	$547	$1

a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold and silver product revenues and production costs.
c.Includes charges totaling $26 million ($0.08 per pound of copper) for feasibility and optimization studies.
d.Represents the combined total for our other segments as presented in Note 9.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended June 30, 2022
(In Millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,697		$1,697	$144	$30	$1,871
Site production and delivery, before net noncash and other costs shown below	975		897	95	21	1,013
By-product credits	(136)		—	—	—	—
Treatment charges	41		40	—	1	41
Net cash costs	880		937	95	22	1,054
DD&A	103		95	7	1	103
Metals inventory adjustments	7		6	1	—	7
Noncash and other costs, net	36	[c]	33	2	1	36
Total costs	1,026		1,071	105	24	1,200
Other revenue adjustments, primarily for pricing on prior period open sales	(37)		(37)	—	—	(37)
Gross profit	$634		$589	$39	$6	$634

Copper sales (millions of recoverable pounds)	389		389
Molybdenum sales (millions of recoverable pounds)[a]				8

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$4.36		$4.36	$18.75
Site production and delivery, before net noncash and other costs shown below	2.50		2.30	12.42
By-product credits	(0.35)		—	—
Treatment charges	0.11		0.11	—
Unit net cash costs	2.26		2.41	12.42
DD&A	0.27		0.24	0.81
Metals inventory adjustments	0.02		0.02	0.16
Noncash and other costs, net	0.09	[c]	0.08	0.32
Total unit costs	2.64		2.75	13.71
Other revenue adjustments, primarily for pricing on prior period open sales	(0.10)		(0.10)	—
Gross profit per pound	$1.62		$1.51	$5.04

Reconciliation to Amounts Reported
	Revenues		Production and Delivery	DD&A	Metals Inventory Adjustments
Totals presented above	$1,871		$1,013	$103	$7
Treatment charges	(5)		36	—	—
Noncash and other costs, net	—		36	—	—
Other revenue adjustments, primarily for pricing on prior period open sales	(37)		—	—	—
Eliminations and other	26		32	(1)	—
North America copper mines	1,855		1,117	102	7
Other mining[d]	5,332		3,614	389	11
Corporate, other & eliminations	(1,771)		(1,728)	16	—
As reported in our consolidated financial statements	$5,416		$3,003	$507	$18

a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold and silver product revenues and production costs.
c.Includes charges totaling $21 million ($0.05 per pound of copper) for feasibility and optimization studies.
d.Represents the combined total for our other segments as presented in Note 9.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Six Months Ended June 30, 2023
(In Millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$2,723		$2,723	$412	$86	$3,221
Site production and delivery, before net noncash and other costs shown below	1,975		1,720	288	78	2,086
By-product credits	(387)		—	—	—	—
Treatment charges	88		83	—	5	88
Net cash costs	1,676		1,803	288	83	2,174
DD&A	202		178	20	4	202
Metals inventory adjustments	1		1	—	—	1
Noncash and other costs, net	126	[c]	107	17	2	126
Total costs	2,005		2,089	325	89	2,503
Other revenue adjustments, primarily for pricing on prior period open sales	13		13	—	—	13
Gross profit (loss)	$731		$647	$87	$(3)	$731

Copper sales (millions of recoverable pounds)	676		676
Molybdenum sales (millions of recoverable pounds)[a]				16

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$4.03		$4.03	$25.52
Site production and delivery, before net noncash and other costs shown below	2.92		2.55	17.81
By-product credits	(0.57)		—	—
Treatment charges	0.13		0.12	—
Unit net cash costs	2.48		2.67	17.81
DD&A	0.30		0.26	1.24
Metals inventory adjustments	—		—	—
Noncash and other costs, net	0.19	[c]	0.16	1.06
Total unit costs	2.97		3.09	20.11
Other revenue adjustments, primarily for pricing on prior period open sales	0.02		0.02	—
Gross profit per pound	$1.08		$0.96	$5.41

Reconciliation to Amounts Reported
					Metals
			Production		Inventory
	Revenues		and Delivery	DD&A	Adjustments
Totals presented above	$3,221		$2,086	$202	$1
Treatment charges	(9)		79	—	—
Noncash and other costs, net	—		126	—	—
Other revenue adjustments, primarily for pricing on prior period open sales	13		—	—	—
Eliminations and other	35		37	—	—
North America copper mines	3,260		2,328	202	1
Other mining[d]	11,068		7,435	712	—
Corporate, other & eliminations	(3,202)		(3,051)	32	1
As reported in our consolidated financial statements	$11,126		$6,712	$946	$2

a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold and silver product revenues and production costs.
c.Includes charges totaling $53 million ($0.08 per pound of copper) for feasibility and optimization studies.
d.Represents the combined total for our other mining operations as presented in Note 9.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Six Months Ended June 30, 2022
(In Millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$3,440		$3,440	$282	$57	$3,779
Site production and delivery, before net noncash and other costs shown below	1,883		1,735	179	39	1,953
By-product credits	(269)		—	—	—	—
Treatment charges	77		75	—	2	77
Net cash costs	1,691		1,810	179	41	2,030
DD&A	207		192	13	2	207
Metals inventory adjustments	7		6	1	—	7
Noncash and other costs, net	65	[c]	60	4	1	65
Total costs	1,970		2,068	197	44	2,309
Other revenue adjustments, primarily for pricing on prior period open sales	(7)		(7)	—	—	(7)
Gross profit	$1,463		$1,365	$85	$13	$1,463

Copper sales (millions of recoverable pounds)	770		770
Molybdenum sales (millions of recoverable pounds)[a]				15

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$4.46		$4.46	$18.36
Site production and delivery, before net noncash and other costs shown below	2.44		2.25	11.68
By-product credits	(0.35)		—	—
Treatment charges	0.10		0.10	—
Unit net cash costs	2.19		2.35	11.68
DD&A	0.27		0.25	0.85
Metals inventory adjustments	0.01		0.01	0.08
Noncash and other costs, net	0.09	[c]	0.07	0.23
Total unit costs	2.56		2.68	12.84
Other revenue adjustments, primarily for pricing on prior period open sales	(0.01)		(0.01)	—
Gross profit per pound	$1.89		$1.77	$5.52

Reconciliation to Amounts Reported
					Metals
			Production		Inventory
	Revenues		and Delivery	DD&A	Adjustments
Totals presented above	$3,779		$1,953	$207	$7
Treatment charges	(9)		68	—	—
Noncash and other costs, net	—		65	—	—
Other revenue adjustments, primarily for pricing on prior period open sales	(7)		—	—	—
Eliminations and other	43		49	—	—
North America copper mines	3,806		2,135	207	7
Other mining[d]	11,708		7,461	757	11
Corporate, other & eliminations	(3,495)		(3,443)	32	—
As reported in our consolidated financial statements	$12,019		$6,153	$996	$18

a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold and silver product revenues and production costs.
c.Includes charges totaling $29 million ($0.04 per pound of copper) for feasibility and optimization studies.
d.Represents the combined total for our other mining operations as presented in Note 9.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended June 30, 2023
(In Millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$1,153		$1,153	$128	$1,281
Site production and delivery, before net noncash and other costs shown below	741		678	82	760
By-product credits	(109)		—	—	—
Treatment charges	62		62	—	62
Royalty on metals	2		2	—	2
Net cash costs	696		742	82	824
DD&A	132		118	14	132
Noncash and other costs, net	24	[b]	23	1	24
Total costs	852		883	97	980
Other revenue adjustments, primarily for pricing on prior period open sales	(69)		(69)	—	(69)
Gross profit	$232		$201	$31	$232

Copper sales (millions of recoverable pounds)	304		304

Gross profit per pound of copper:

Revenues, excluding adjustments	$3.78		$3.78
Site production and delivery, before net noncash and other costs shown below	2.43		2.22
By-product credits	(0.37)		—
Treatment charges	0.21		0.21
Royalty on metals	0.01		0.01
Unit net cash costs	2.28		2.44
DD&A	0.44		0.39
Noncash and other costs, net	0.08	[b]	0.07
Total unit costs	2.80		2.90
Other revenue adjustments, primarily for pricing on prior period open sales	(0.22)		(0.22)
Gross profit per pound	$0.76		$0.66

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$1,281		$760	$132
Treatment charges	(62)		—	—
Royalty on metals	(2)		—	—
Noncash and other costs, net	—		24	—
Other revenue adjustments, primarily for pricing on prior period open sales	(69)		—	—
Eliminations and other	—		(1)	—
South America mining	1,148		783	132
Other mining[c]	6,198		4,319	396
Corporate, other & eliminations	(1,609)		(1,554)	19
As reported in our consolidated financial statements	$5,737		$3,548	$547

a.Includes silver sales of 1.1 million ounces ($23.02 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.
b.Includes charges totaling $11 million ($0.04 per pound of copper) for feasibility studies.
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
b.Represents the combined total for our other segments as presented in Note 9.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Six Months Ended June 30, 2023
(In Millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$2,331		$2,331	$301	$2,632
Site production and delivery, before net noncash and other costs shown below	1,508		1,363	179	1,542
By-product credits	(270)		—	—	—
Treatment charges	118		118	—	118
Royalty on metals	4		3	1	4
Net cash costs	1,360		1,484	180	1,664
DD&A	239		212	27	239
Noncash and other costs, net	50	[b]	46	4	50
Total costs	1,649		1,742	211	1,953
Other revenue adjustments, primarily for pricing on prior period open sales	71		71	3	74
Gross profit	$753		$660	$93	$753

Copper sales (millions of recoverable pounds)	606		606

Gross profit per pound of copper:

Revenues, excluding adjustments	$3.85		$3.85
Site production and delivery, before net noncash and other costs shown below	2.49		2.25
By-product credits	(0.45)		—
Treatment charges	0.19		0.19
Royalty on metals	0.01		0.01
Unit net cash costs	2.24		2.45
DD&A	0.40		0.35
Noncash and other costs, net	0.08	[b]	0.07
Total unit costs	2.72		2.87
Other revenue adjustments, primarily for pricing on prior period open sales	0.11		0.11
Gross profit per pound	$1.24		$1.09

Reconciliation to Amounts Reported

			Production
	Revenues		and Delivery	DD&A
Totals presented above	$2,632		$1,542	$239
Treatment charges	(118)		—	—
Royalty on metals	(4)		—	—
Noncash and other costs, net	—		50	—
Other revenue adjustments, primarily for pricing on prior period open sales	74		—	—
Eliminations and other	—		(2)	—
South America mining	2,584		1,590	239
Other mining[c]	11,744		8,173	675
Corporate, other & eliminations	(3,202)		(3,051)	32
As reported in our consolidated financial statements	$11,126		$6,712	$946

a.Includes silver sales of 2.1 million ounces ($23.20 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.
b.Includes charges totaling $19 million ($0.03 per pound of copper) for feasibility studies.
c.Represents the combined total for our other mining operations as presented in Note 9.

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
b.Represents the combined total for our other mining operations as presented in Note 9.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash (Credits) Costs

Three Months Ended June 30, 2023
(In Millions)	By-Product		Co-Product Method
	Method		Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$1,473		$1,473	$956	$45	$2,474
Site production and delivery, before net noncash and other costs shown below	725		432	280	13	725
Gold and silver credits	(1,002)		—	—	—	—
Treatment charges	151		90	58	3	151
Royalty on metals	92		55	36	1	92
Net cash (credits) costs	(34)		577	374	17	968
DD&A	275		164	106	5	275
Noncash and other costs, net	77	[b]	46	30	1	77
Total costs	318		787	510	23	1,320
Other revenue adjustments, primarily for pricing on prior period open sales	(54)		(54)	1	—	(53)
Gross profit	$1,101		$632	$447	$22	$1,101

Copper sales (millions of recoverable pounds)	386		386
Gold sales (thousands of recoverable ounces)				492

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$3.82		$3.82	$1,942
Site production and delivery, before net noncash and other costs shown below	1.88		1.12	569
Gold and silver credits	(2.60)		—	—
Treatment charges	0.39		0.23	118
Royalty on metals	0.24		0.14	72
Unit net cash (credits) costs	(0.09)		1.49	759
DD&A	0.71		0.42	216
Noncash and other costs, net	0.20	[b]	0.12	60
Total unit costs	0.82		2.03	1,035
Other revenue adjustments, primarily for pricing on prior period open sales	(0.14)		(0.14)	1
Gross profit per pound/ounce	$2.86		$1.65	$908

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$2,474		$725	$275
Treatment charges	(92)		59	—
Royalty on metals	(92)		—	—
Noncash and other costs, net	—		77	—
Other revenue adjustments, primarily for pricing on prior period open sales	(53)		—	—
Eliminations and other	—		(3)	—
Indonesia mining	2,237		858	275
Other mining[c]	5,109		4,244	253
Corporate, other & eliminations	(1,609)		(1,554)	19
As reported in our consolidated financial statements	$5,737		$3,548	$547

a.Includes silver sales of 1.8 million ounces ($23.07 per ounce average realized price).
b.Includes a charge totaling $55 million ($0.14 per pound of copper) associated with a potential administrative fine and charges totaling $12 million ($0.03 per pound of copper) for feasibility and optimization studies.
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
b.Represents the combined total for our other segments as presented in Note 9.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash (Credits) Costs

Six Months Ended June 30, 2023
(In Millions)	By-Product		Co-Product Method
	Method		Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$2,238		$2,238	$1,474	$73	$3,785
Site production and delivery, before net noncash and other costs shown below	1,124		665	438	21	1,124
Gold and silver credits	(1,564)		—	—	—	—
Treatment charges	224		133	87	4	224
Export duties	18		10	7	1	18
Royalty on metals	150		92	55	3	150
Net cash (credits) costs	(48)		900	587	29	1,516
DD&A	423		250	165	8	423
Noncash and other costs, net	107	[b]	63	42	2	107
Total costs	482		1,213	794	39	2,046
Other revenue adjustments, primarily for pricing on prior period open sales	114		114	18	(1)	131
PT Smelting intercompany profit	112		66	44	2	112
Gross profit	$1,982		$1,205	$742	$35	$1,982

Copper sales (millions of recoverable pounds)	584		584
Gold sales (thousands of recoverable ounces)				758

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$3.83		$3.83	$1,946
Site production and delivery, before net noncash and other costs shown below	1.93		1.14	578
Gold and silver credits	(2.68)		—	—
Treatment charges	0.38		0.23	115
Export duties	0.03		0.02	9
Royalty on metals	0.26		0.15	73
Unit net cash (credits) costs	(0.08)		1.54	775
DD&A	0.72		0.43	217
Noncash and other costs, net	0.18	[b]	0.11	55
Total unit costs	0.82		2.08	1,047
Other revenue adjustments, primarily for pricing on prior period open sales	0.19		0.19	22
PT Smelting intercompany profit	0.19		0.11	58
Gross profit per pound/ounce	$3.39		$2.05	$979

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$3,785		$1,124	$423
Treatment charges	(143)		81	—
Export duties	(18)		—	—
Royalty on metals	(150)		—	—
Noncash and other costs, net	—		107	—
Other revenue adjustments, primarily for pricing on prior period open sales	131		—	—
PT Smelting intercompany profit	—		(112)	—
Eliminations and other	—		(7)	—
Indonesia mining	3,605		1,193	423
Other mining[c]	10,723		8,570	491
Corporate, other & eliminations	(3,202)		(3,051)	32
As reported in our consolidated financial statements	$11,126		$6,712	$946

a.Includes silver sales of 2.7 million ounces ($23.28 per ounce average realized price).
b.Includes a charge of $55 million ($0.09 per pound of copper) associated with a potential administrative fine and charges totaling $25 million ($0.04 per pound of copper) for feasibility and optimization studies.
c.Represents the combined total for our other mining operations as presented in Note 9.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash (Credits) Costs

Six Months Ended June 30, 2022
(In Millions)	By-Product		Co-Product Method
	Method		Copper	Gold	Silver[a]	Total
Revenues, excluding adjustments	$3,184		$3,184	$1,638	$69	$4,891
Site production and delivery, before net noncash and other costs shown below	1,121		730	375	16	1,121
Gold and silver credits	(1,710)		—	—	—	—
Treatment charges	191		124	64	3	191
Export duties	164		107	55	2	164
Royalty on metals	201		135	64	2	201
Net cash (credits) costs	(33)		1,096	558	23	1,677
DD&A	510		332	171	7	510
Noncash and other costs, net	30	[b]	20	10	—	30
Total costs	507		1,448	739	30	2,217
Other revenue adjustments, primarily for pricing on prior period open sales	32		32	3	—	35
PT Smelting intercompany loss	(27)		(17)	(9)	(1)	(27)
Gross profit	$2,682		$1,751	$893	$38	$2,682

Copper sales (millions of recoverable pounds)	789		789
Gold sales (thousands of recoverable ounces)				880

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$4.04		$4.04	$1,861
Site production and delivery, before net noncash and other credits shown below	1.42		0.92	426
Gold and silver credits	(2.17)		—	—
Treatment charges	0.24		0.16	73
Export duties	0.21		0.14	63
Royalty on metals	0.26		0.17	72
Unit net cash (credits) costs	(0.04)		1.39	634
DD&A	0.64		0.42	194
Noncash and other costs, net	0.04	[b]	0.03	11
Total unit costs	0.64		1.84	839
Other revenue adjustments, primarily for pricing on prior period open sales	0.04		0.04	3
PT Smelting intercompany loss	(0.03)		(0.02)	(10)
Gross profit per pound/ounce	$3.41		$2.22	$1,015

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$4,891		$1,121	$510
Treatment charges	(191)		—	—
Export duties	(164)		—	—
Royalty on metals	(201)		—	—
Noncash and other costs, net	12		42	—
Other revenue adjustments, primarily for pricing on prior period open sales	35		—	—
PT Smelting intercompany loss	—		27	—
Indonesia mining	4,382		1,190	510
Other mining[c]	11,132		8,406	454
Corporate, other & eliminations	(3,495)		(3,443)	32
As reported in our consolidated financial statements	$12,019		$6,153	$996

a.Includes silver sales of 3.1 million ounces ($22.18 per ounce average realized price).
b.Includes charges of $41 million ($0.05 per pound of copper) associated with a settlement of an administrative fine levied by the Indonesia government (refer to Note 8) and $18 million ($0.02 per pound of copper) to reserve for exposure associated with export duties in prior periods, partly offset by a credit of $30 million ($0.04 per pound of copper) associated with adjustments to prior year treatment and refining charges.
c.Represents the combined total for our other mining operations as presented in Note 9.

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Three Months Ended June 30,
(In Millions)	2023	2022

Revenues, excluding adjustments[a]	$156	$151
Site production and delivery, before net noncash and other costs shown below	101	78
Treatment charges and other	6	7
Net cash costs	107	85
DD&A	14	18
Noncash and other costs, net	4	2
Total costs	125	105
Gross profit	$31	$46

Molybdenum sales (millions of recoverable pounds)[a]	7	8

Gross profit per pound of molybdenum:

Revenues, excluding adjustments[a]	$23.28	$18.87
Site production and delivery, before net noncash and other costs shown below	15.13	9.77
Treatment charges and other	0.86	0.85
Unit net cash costs	15.99	10.62
DD&A	2.01	2.27
Noncash and other costs, net	0.59	0.30
Total unit costs	18.59	13.19
Gross profit per pound	$4.69	$5.68

Reconciliation to Amounts Reported
		Production
Three Months Ended June 30, 2023	Revenues	and Delivery	DD&A
Totals presented above	$156	$101	$14
Treatment charges and other	(6)	—	—
Noncash and other costs, net	—	4	—
Molybdenum mines	150	105	14
Other mining[b]	7,196	4,997	514
Corporate, other & eliminations	(1,609)	(1,554)	19
As reported in our consolidated financial statements	$5,737	$3,548	$547

Three Months Ended June 30, 2022
Totals presented above	$151	$78	$18
Treatment charges and other	(7)	—	—
Noncash and other costs, net	—	2	—
Molybdenum mines	144	80	18
Other mining[b]	7,043	4,651	473
Corporate, other & eliminations	(1,771)	(1,728)	16
As reported in our consolidated financial statements	$5,416	$3,003	$507

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

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Six Months Ended June 30,
(In Millions)	2023	2022

Revenues, excluding adjustments[a]	$386	$285
Site production and delivery, before net noncash and other costs shown below	192	150
Treatment charges and other	13	13
Net cash costs	205	163
DD&A	34	34
Noncash and other costs, net	9	5
Total costs	248	202
Gross profit	$138	$83

Molybdenum sales (millions of recoverable pounds)[a]	15	15

Gross profit per pound of molybdenum:

Revenues, excluding adjustments[a]	$26.36	$18.81
Site production and delivery, before net noncash and other costs shown below	13.10	9.90
Treatment charges and other	0.85	0.85
Unit net cash costs	13.95	10.75
DD&A	2.32	2.27
Noncash and other costs, net	0.64	0.34
Total unit costs	16.91	13.36
Gross profit per pound	$9.45	$5.45

Reconciliation to Amounts Reported

		Production
Six months ended June 30, 2023	Revenues	and Delivery	DD&A
Totals presented above	$386	$192	$34
Treatment charges and other	(13)	—	—
Noncash and other costs, net	—	9	—
Molybdenum mines	373	201	34
Other mining[b]	13,955	9,562	880
Corporate, other & eliminations	(3,202)	(3,051)	32
As reported in our consolidated financial statements	$11,126	$6,712	$946

Six months ended June 30, 2022
Totals presented above	$285	$150	$34
Treatment charges and other	(13)	—	—
Noncash and other costs, net	—	5	—
Molybdenum mines	272	155	34
Other mining[b]	15,242	9,441	930
Corporate, other & eliminations	(3,495)	(3,443)	32
As reported in our consolidated financial statements	$12,019	$6,153	$996

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

CAUTIONARY STATEMENT

Our discussion and analysis contains forward-looking statements in which we discuss our potential future performance. Forward-looking statements are all statements other than statements of historical facts, such as plans, projections, or expectations relating to business outlook, strategy, goals or targets; global market conditions; ore grades and milling rates; production and sales volumes; unit net cash costs and operating costs; capital expenditures; operating plans; cash flows; liquidity; PT-FI’s financing, construction and completion of additional domestic smelting capacity in Indonesia in accordance with the terms of its IUPK; extension of PT-FI’s IUPK beyond 2041 and export licenses; payment of export duties; export volumes; our commitment to deliver responsibly produced copper and molybdenum, including plans to implement, validate and maintain validation of our operating sites under specific frameworks; execution of our energy and climate strategies and the underlying assumptions and estimated impacts on our business related thereto; achievement of 2030 climate targets and 2050 net zero aspiration; improvements in operating procedures and technology innovations and applications; exploration efforts and results; development and production activities, rates and costs; future organic growth opportunities; tax rates; the impact of copper, gold and molybdenum price changes; the impact of deferred intercompany profits on earnings; mineral reserve and mineral resource estimates; final resolution of settlements associated with ongoing legal and environmental proceedings; debt repurchases; and the ongoing implementation of our financial policy and future returns to shareholders, including dividend payments (base or variable) and share repurchases. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “targets,” “intends,” “likely,” “will,” “should,” “could,” “to be,” “potential,” “assumptions,” “guidance,” “aspirations,” “future,” “commitments,” “pursues,” “initiatives,” “objectives,” “opportunities,” “strategy” and any similar expressions are intended to identify those assertions as forward-looking statements. The declaration and payment of dividends (base or variable), and timing and amount of any share repurchases are at the discretion of the Board and management, respectively, and are subject to a number of factors, including not exceeding our net debt target, capital availability, our financial results, cash requirements, global economic conditions, changes in laws, contractual restrictions and other factors deemed relevant by the Board or management, as applicable. The share repurchase program may be modified, increased, suspended or terminated at any time at the Board’s discretion.

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, supply of and demand for, and prices of the commodities we produce, primarily copper; PT-FI’s ability to continue to export and sell copper concentrates and anode slimes; changes in export duties; the Indonesia government’s approval of a deferred schedule for completion of additional domestic smelting capacity in Indonesia; production rates; timing of shipments; price and availability of consumables and components we purchase as well as constraints on supply and logistics, and transportation services; changes in our cash requirements, financial position, financing or investment plans; changes in general market, economic, regulatory or industry conditions; reductions in liquidity and access to capital; changes in tax laws and regulations, including the impact of the Act; any major public health crisis; political and social risks, including the potential effects of violence in Indonesia, civil unrest in Peru, and relations with local communities and Indigenous Peoples; operational risks inherent in mining, with higher inherent risks in underground mining; mine sequencing; changes in mine plans or operational modifications, delays, deferrals or cancellations; results of technical, economic or feasibility studies; potential inventory adjustments; potential impairment of long-lived mining assets; satisfaction of requirements in accordance with PT-FI's IUPK to extend mining rights from 2031 through 2041; discussions relating to the extension of PT-FI’s IUPK beyond 2041; cybersecurity incidents; labor relations, including labor-related work stoppages and costs; compliance with applicable environmental, health and safety laws and regulations; weather- and climate-related risks; environmental risks, including availability of secure water supplies, and litigation results; our ability to comply with our responsible production commitments under specific frameworks and any changes to such frameworks and other factors described in more detail under the heading “Risk Factors” contained in Part I, Item 1A. of our 2022 Form 10-K.

Investors are cautioned that many of the assumptions upon which our forward-looking statements are based are likely to change after the date the forward-looking statements are made, including for example commodity prices, which we cannot control, and production volumes and costs or technological solutions and innovations, some aspects of which we may not be able to control. Further, we may make changes to our business plans that could affect our results. We caution investors that we undertake no obligation to update any forward-looking statements, which speak only as of the date made, notwithstanding any changes in our assumptions, changes in business plans, actual experience or other changes.

This report on Form 10-Q also contains measures such as net debt and unit net cash costs per pound of copper and molybdenum, which are not recognized under U.S. GAAP. Refer to “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions, and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements. Refer to “Net Debt” for reconciliations of debt and consolidated cash and cash equivalents to net debt.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risks during the six-month period ended June 30, 2023. For additional information on market risks, refer to “Disclosures About Market Risks” included in Part II, Items 7. and 7A. of our 2022 Form 10-K. For projected sensitivities of our operating cash flow to changes in commodity prices, refer to “Outlook” in Part I, Item 2. of this quarterly report on Form 10-Q; for projected sensitivities of our provisionally priced copper sales to changes in commodity prices refer to “Consolidated Results – Revenues” in Part I, Item 2. of this quarterly report on Form 10-Q.

Item 4.Controls and Procedures.

(a)Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective as of June 30, 2023.

(b)Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended June 30, 2023.

The following table sets forth information with respect to shares of FCX common stock purchased by us during the three months ended June 30, 2023, and the approximate dollar value of shares that may yet be purchased pursuant to our share repurchase program:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[a]	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs[a]
April 1-30, 2023	—	$—	—	$3,164,642,228
May 1-31, 2023	—	$—	—	$3,164,642,228
June 1-30, 2023	—	$—	—	$3,164,642,228
Total	—	$—	—
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

Date:  August 3, 2023
S-1