Form 10-Q
period 2023-09-30
FREEPORT-MCMORAN INC
filed 2023-11-03
CIK 831259

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
On October 31, 2023, there were issued and outstanding 1,433,977,244 shares of the registrant’s common stock, par value $0.10 per share.

Freeport-McMoRan Inc.

Part I.FINANCIAL INFORMATION

Item 1.Financial Statements.

Freeport-McMoRan Inc.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2023	December 31, 2022
	(In Millions)
ASSETS
Current assets:
Cash and cash equivalents	$5,745	$8,146
Restricted cash and cash equivalents	697	111
Trade accounts receivable	792	1,336
Income and other tax receivables	488	459
Inventories:
Product	2,415	1,833
Materials and supplies, net	2,131	1,964
Mill and leach stockpiles	1,403	1,383
Other current assets	406	381
Total current assets	14,077	15,613
Property, plant, equipment and mine development costs, net	34,535	32,627
Long-term mill and leach stockpiles	1,327	1,252
Other assets	1,709	1,601
Total assets	$51,648	$51,093

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,724	$4,027
Accrued income taxes	489	744
Current portion of environmental and asset retirement obligations (AROs)	395	320
Dividends payable	217	217
Current portion of debt	35	1,037
Total current liabilities	4,860	6,345
Long-term debt, less current portion	9,370	9,583
Environmental and AROs, less current portion	4,645	4,463
Deferred income taxes	4,399	4,269
Other liabilities	1,697	1,562
Total liabilities	24,971	26,222

Equity:
Stockholders’ equity:
Common stock	162	161
Capital in excess of par value	24,833	25,322
Accumulated deficit	(2,447)	(3,907)
Accumulated other comprehensive loss	(317)	(320)
Common stock held in treasury	(5,772)	(5,701)
Total stockholders’ equity	16,459	15,555
Noncontrolling interests	10,218	9,316
Total equity	26,677	24,871
Total liabilities and equity	$51,648	$51,093

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In Millions, Except Per Share Amounts)
Revenues	$5,824	$5,003	$16,950	$17,022
Cost of sales:
Production and delivery	3,548	3,366	10,260	9,519
Depreciation, depletion and amortization (DD&A)	533	508	1,479	1,504
Metals inventory adjustments	5	25	7	43
Total cost of sales	4,086	3,899	11,746	11,066
Selling, general and administrative expenses	118	98	359	313
Mining exploration and research expenses	30	38	103	87
Environmental obligations and shutdown costs	98	6	239	51
Net gain on sales of assets	—	—	—	(2)
Total costs and expenses	4,332	4,041	12,447	11,515
Operating income	1,492	962	4,503	5,507
Interest expense, net	(96)	(140)	(418)	(423)
Net gain on early extinguishment of debt	5	20	10	28
Other income, net	71	25	183	67
Income before income taxes and equity in affiliated companies’ net earnings	1,472	867	4,278	5,179
Provision for income taxes	(508)	(315)	(1,546)	(1,710)
Equity in affiliated companies’ net earnings	—	8	12	33
Net income	964	560	2,744	3,502
Net income attributable to noncontrolling interests	(510)	(156)	(1,284)	(731)
Net income attributable to common stockholders	$454	$404	$1,460	$2,771

Net income per share attributable to common stockholders:
Basic	$0.31	$0.28	$1.01	$1.91
Diluted	$0.31	$0.28	$1.01	$1.90

Weighted-average shares of common stock outstanding:
Basic	1,435	1,431	1,434	1,444
Diluted	1,443	1,439	1,443	1,455

Dividends declared per share of common stock	$0.15	$0.15	$0.45	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In Millions)
Net income	$964	$560	$2,744	$3,502

Other comprehensive income, net of taxes:
Defined benefit plans:
Prior service costs arising during the period	—	—	—	(1)
Amortization of unrecognized amounts included in net periodic benefit costs	1	1	3	5
Foreign exchange losses	(1)	—	—	(1)
Other comprehensive income	—	1	3	3

Total comprehensive income	964	561	2,747	3,505
Total comprehensive income attributable to noncontrolling interests	(509)	(156)	(1,284)	(731)
Total comprehensive income attributable to common stockholders	$455	$405	$1,463	$2,774

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
	(In Millions)
Cash flow from operating activities:
Net income	$2,744	$3,502
Adjustments to reconcile net income to net cash provided by operating activities:
DD&A	1,479	1,504
Metals inventory adjustments	7	43
Net gain on sales of assets	—	(2)
Stock-based compensation	89	75
Net charges for environmental and AROs, including accretion	383	180
Payments for environmental and AROs	(181)	(197)
Net charges for defined pension and postretirement plans	44	28
Pension plan contributions	(10)	(52)
Net gain on early extinguishment of debt	(10)	(28)
Deferred income taxes	130	83
Deferred profit recognized on PT Freeport Indonesia’s (PT-FI) sales to PT Smelting	(112)	(34)
Other, net	109	(52)
Changes in working capital and other:
Accounts receivable	550	456
Inventories	(738)	(184)
Other current assets	7	(71)
Accounts payable and accrued liabilities	(180)	84
Accrued income taxes and timing of other tax payments	(352)	(1,265)
Net cash provided by operating activities	3,959	4,070

Cash flow from investing activities:
Capital expenditures:
North America copper mines	(545)	(430)
South America	(259)	(203)
Indonesia mining	(1,274)	(1,148)
Indonesia smelter projects	(1,193)	(517)
Molybdenum mines	(43)	(16)
Other	(148)	(108)
Proceeds from sales of assets	16	102
Loans to PT Smelting for expansion	(109)	(51)
Other, net	(29)	(10)
Net cash used in investing activities	(3,584)	(2,381)

Cash flow from financing activities:
Proceeds from debt	1,186	5,366
Repayments of debt	(2,397)	(4,073)
Cash dividends and distributions paid:
Common stock	(647)	(652)
Noncontrolling interests	(407)	(625)
Treasury stock purchases	—	(1,347)
Contributions from noncontrolling interests	50	142
Proceeds from exercised stock options	41	106
Payments for withholding of employee taxes related to stock-based awards	(50)	(55)
Debt financing costs and other, net	(2)	(41)
Net cash used in financing activities	(2,226)	(1,179)

Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(1,851)	510
Cash, cash equivalents and restricted cash and cash equivalents at beginning of year	8,390	8,314
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$6,539	$8,824
The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
THREE MONTHS ENDED SEPTEMBER 30

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In Millions)
Balance at June 30, 2023	1,618	$162	$25,028	$(2,901)	$(318)	184	$(5,769)	$16,202	$9,825	$26,027
Exercised and issued stock-based awards	—	—	7	—	—	—	—	7	—	7
Stock-based compensation, including the tender of shares	—	—	14	—	—	—	(3)	11	—	11
Dividends	—	—	(216)	—	—	—	—	(216)	(116)	(332)
Net income attributable to common stockholders	—	—	—	454	—	—	—	454	—	454
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	510	510
Other comprehensive income (loss)	—	—	—	—	1	—	—	1	(1)	—
Balance at September 30, 2023	1,618	$162	$24,833	$(2,447)	$(317)	184	$(5,772)	$16,459	$10,218	$26,677

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In Millions)
Balance at June 30, 2022	1,612	$161	$25,661	$(5,008)	$(386)	177	$(5,539)	$14,889	$9,158	$24,047
Stock-based compensation, including the tender of shares	—	—	12	—	—	—	—	12	—	12
Treasury stock purchases	—	—	—	—	—	6	(162)	(162)	—	(162)
Dividends	—	—	(213)	—	—	—	—	(213)	(112)	(325)
Contributions from noncontrolling interests	—	—	23	—	—	—	—	23	25	48
Net income attributable to common stockholders	—	—	—	404	—	—	—	404	—	404
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	156	156
Other comprehensive income	—	—	—	—	1	—	—	1	—	1
Balance at September 30, 2022	1,612	$161	$25,483	$(4,604)	$(385)	183	$(5,701)	$14,954	$9,227	$24,181

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited) (continued)
NINE MONTHS ENDED SEPTEMBER 30

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In Millions)
Balance at December 31, 2022	1,613	$161	$25,322	$(3,907)	$(320)	183	$(5,701)	$15,555	$9,316	$24,871
Exercised and issued stock-based awards	5	1	62	—	—	—	—	63	—	63
Stock-based compensation, including the tender of shares	—	—	74	—	—	1	(71)	3	(1)	2
Dividends	—	—	(649)	—	—	—	—	(649)	(407)	(1,056)
Contributions from noncontrolling interests	—	—	24	—	—	—	—	24	26	50
Net income attributable to common stockholders	—	—	—	1,460	—	—	—	1,460	—	1,460
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	1,284	1,284
Other comprehensive income	—	—	—	—	3	—	—	3	—	3
Balance at September 30, 2023	1,618	$162	$24,833	$(2,447)	$(317)	184	$(5,772)	$16,459	$10,218	$26,677

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In Millions)
Balance at December 31, 2021	1,603	$160	$25,875	$(7,375)	$(388)	146	$(4,292)	$13,980	$9,039	$23,019
Exercised and issued stock-based awards	9	1	112	—	—	—	—	113	—	113
Stock-based compensation, including the tender of shares	—	—	75	—	—	2	(62)	13	(11)	2
Treasury stock purchases	—	—	—	—	—	35	(1,347)	(1,347)	—	(1,347)
Dividends	—	—	(648)	—	—	—	—	(648)	(605)	(1,253)
Contributions from noncontrolling interests	—	—	69	—	—	—	—	69	73	142
Net income attributable to common stockholders	—	—	—	2,771	—	—	—	2,771	—	2,771
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	731	731
Other comprehensive income	—	—	—	—	3	—	—	3	—	3
Balance at September 30, 2022	1,612	$161	$25,483	$(4,604)	$(385)	183	$(5,701)	$14,954	$9,227	$24,181

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. GENERAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles in the United States (U.S.). Therefore, this information should be read in conjunction with Freeport-McMoRan Inc.’s (FCX) consolidated financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2022 (2022 Form 10-K). The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the nine-month period ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Subsequent Events. FCX evaluated events after September 30, 2023, and through the date the consolidated financial statements were issued and determined any events and transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these consolidated financial statements.

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

Reconciliations of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted net income per share follow (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$964	$560	$2,744	$3,502
Net income attributable to noncontrolling interests	(510)	(156)	(1,284)	(731)
Undistributed dividends and earnings allocated to participating securities	(5)	(5)	(5)	(6)
Net income attributable to common stockholders	$449	$399	$1,455	$2,765

Basic weighted-average shares of common stock outstanding	1,435	1,431	1,434	1,444
Add shares issuable upon exercise or vesting of dilutive stock options and restricted stock units (RSUs)	8	8	9	11
Diluted weighted-average shares of common stock outstanding	1,443	1,439	1,443	1,455

Net income per share attributable to common stockholders:
Basic	$0.31	$0.28	$1.01	$1.91
Diluted	$0.31	$0.28	$1.01	$1.90

Shares associated with outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of diluted net income per share of common stock. There were no shares of common stock associated with outstanding stock options excluded in the third quarter and first nine months of 2023, and 3 million shares and 1 million shares excluded for the third quarter and first nine months of 2022, respectively.

NOTE 3. INVENTORIES, INCLUDING LONG-TERM MILL AND LEACH STOCKPILES

The components of inventories follow (in millions):

	September 30, 2023	December 31, 2022
Current inventories:
Raw materials (primarily copper concentrate)	$467	$443
Work-in-process	219	221
Finished goods[a]	1,729	1,169
Total product	$2,415	$1,833

Total materials and supplies, net[b]	$2,131	$1,964

Mill stockpiles	$165	$216
Leach stockpiles	1,238	1,167
Total current mill and leach stockpiles	$1,403	$1,383

Long-term inventories:
Mill stockpiles	$260	$199
Leach stockpiles	1,067	1,053
Total long-term mill and leach stockpiles[c]	$1,327	$1,252
a.The increase in finished goods inventory at September 30, 2023, was primarily associated with the change in PT-FI's commercial arrangement with PT Smelting (PT-FI’s 39.5% owned copper smelter and refinery in Gresik, Indonesia) from a copper concentrate sales agreement to a tolling arrangement beginning on January 1, 2023, and also included approximately 75 thousand ounces of gold available for sale pending approval of PT-FI’s export license for anode slimes. See Note 8 for further discussion.
b.Materials and supplies inventory was net of obsolescence reserves totaling $31 million at September 30, 2023, and $39 million at December 31, 2022.
c.Estimated metals in stockpiles not expected to be recovered within the next 12 months.

NOTE 4. INCOME TAXES

Geographic sources of FCX’s benefit (provision) for income taxes follow (in millions):

	Nine Months Ended
	September 30,
	2023	2022
U.S. operations	$3	$(5)
International operations	(1,549)	(1,705)	[a]
Total	$(1,546)	$(1,710)
a.Includes a credit of $31 million, primarily associated with completion of Cerro Verde’s 2016 tax audit.

FCX’s consolidated effective income tax rate was 36% for the first nine months of 2023 and 33% for the first nine months of 2022. A higher 2023 effective income tax rate primarily reflects the impact of pre-tax, nondeductible charges totaling $142 million for the first nine months of 2023 associated with contested tax rulings issued by the Peruvian Supreme Court. In addition, variations in the relative proportions of jurisdictional income result in fluctuations to FCX’s consolidated effective income tax rate. Because of its U.S. tax position, FCX does not record a tax impact for income or losses generated in the U.S.

The provisions of the U.S. Inflation Reduction Act of 2022 (the Act) became applicable to FCX on January 1, 2023. The Act includes, among other provisions, a new Corporate Alternative Minimum Tax (CAMT) of 15% on the adjusted financial statement income (AFSI) of corporations with average AFSI exceeding $1.0 billion over a three-year period. FCX has made interpretations of certain provisions of the Act, and based on these interpretations, determined that the provisions of the Act did not impact FCX’s financial results for the first nine months of 2023.

There has been limited guidance released by the U.S. Department of the Treasury (the Treasury) on how the CAMT provisions of the Act should be applied or otherwise administered, and uncertainty remains regarding their application. In October 2023, the Treasury stated publicly that it expects to issue proposed rules regarding the application of the CAMT by the end of 2023. Future guidance released by the Treasury may differ from FCX’s interpretations, which could be material and may further limit its ability to realize future benefits from its U.S. net operating losses.

NOTE 5. DEBT AND EQUITY

The components of debt follow (in millions):

	September 30, 2023	December 31, 2022
Senior notes and debentures:
Issued by FCX	$6,004	$7,225
Issued by PT-FI	2,980	2,978
Issued by Freeport Minerals Corporation	354	355
Other	67	62
Total debt	9,405	10,620
Less current portion of debt	(35)	(1,037)
Long-term debt	$9,370	$9,583

Revolving Credit Facilities.
FCX and PT-FI have a $3.0 billion, unsecured revolving credit facility that matures in October 2027. Under the terms of the revolving credit facility, FCX may obtain loans and issue letters of credit in an aggregate amount of up to $3.0 billion with PT-FI’s capacity limited to $500 million, and letters of credit issuance limited to $1.5 billion. At September 30, 2023, FCX had $7 million in letters of credit issued under its revolving credit facility.

PT-FI has a $1.3 billion unsecured revolving credit facility that matures in July 2026 and Cerro Verde has a $350 million unsecured revolving credit facility that matures in May 2027.

At September 30, 2023, FCX, PT-FI and Cerro Verde had no borrowings outstanding under their respective revolving credit facilities and were in compliance with their respective covenants.

Senior Notes.
In March 2023, FCX repaid in full the outstanding principal balance of its 3.875% Senior Notes totaling $996 million at maturity.

Beginning in 2022 and through November 3, 2023, FCX has purchased $1.3 billion aggregate principal amount of its senior notes in open-market transactions for a total cost of $1.2 billion, including $102 million aggregate principal amount in third-quarter 2023 and $233 million in the first nine months of 2023. A summary of the senior note purchases and related gains on debt extinguishments for the first nine months of 2023 follows (in millions):

	Principal Amount	Discounts/Deferred Issuance Costs	Book Value	Redemption Value	Gain

5.00% Senior Notes due 2027	$17	$—	$17	$17	$—
4.125% Senior Notes due 2028	61	—	61	58	3
4.375% Senior Notes due 2028	46	1	45	43	2
5.25% Senior Notes due 2029	31	—	31	31	—
4.25% Senior Notes due 2030	50	1	49	46	3
4.625% Senior Notes due 2030	28	—	28	26	2
	$233	$2	$231	$221	$10

Interest Expense, Net. Consolidated interest costs (before capitalization) totaled $165 million in third-quarter 2023, $182 million in third-quarter 2022, $606 million for the first nine months of 2023 and $524 million for the first nine months of 2022. Consolidated interest costs (before capitalization) for the first nine months of 2023, includes interest charges totaling $74 million associated with Cerro Verde’s contested tax rulings issued by the Peruvian Supreme Court.

Capitalized interest added to property, plant, equipment and mine development costs, net, totaled $69 million in third-quarter 2023, $42 million in third-quarter 2022, $188 million for the first nine months of 2023 and $101 million for the first nine months of 2022. The increase in capitalized interest costs in the 2023 periods, compared to the 2022 periods, primarily resulted from increased construction and development projects in process, primarily at the Manyar smelter and precious metals refinery in Indonesia (collectively, the Indonesia smelter projects).

Share Repurchase Program and Dividends. Beginning in mid-2021 and through July 11, 2022, FCX acquired 47.8 million shares of its common stock under the share repurchase program for a total cost of $1.8 billion ($38.35 average cost per share). FCX has $3.2 billion available for repurchases under the program.

On September 20, 2023, FCX’s Board of Directors (Board) declared cash dividends totaling $0.15 per share on its common stock (including a $0.075 per share quarterly base cash dividend and a $0.075 per share quarterly variable, performance-based cash dividend), which was paid on November 1, 2023, to common stockholders of record as of October 13, 2023.

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

Derivatives Designated as Hedging Instruments - Fair Value Hedges.
Copper Futures and Swap Contracts. Some of FCX’s U.S. copper rod and cathode customers request a fixed market price instead of the Commodity Exchange Inc. (COMEX) average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures or swap contracts. Hedging gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses resulting from hedge ineffectiveness during the nine-month periods ended September 30, 2023 and 2022. At September 30, 2023, FCX held copper futures and swap contracts that qualified for hedge accounting for 85 million pounds at an average contract price of $3.85 per pound, with maturities through May 2025.

Summary of Gains (Losses). A summary of the realized and unrealized gains (losses) recognized in revenues for derivative financial instruments related to commodity contracts that are designated and qualify as fair value hedge transactions, including on the related hedged item follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Copper futures and swap contracts:
Unrealized gains (losses):
Derivative financial instruments	$2	$17	$(9)	$(61)
Hedged item – firm sales commitments	(2)	(17)	9	61

Realized losses:
Matured derivative financial instruments	(4)	(50)	(1)	(48)

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

A summary of FCX’s embedded derivatives at September 30, 2023, follows:

	Open Positions	Average Price Per Unit		Maturities Through
		Contract	Market
Embedded derivatives in provisional sales contracts:
Copper (millions of pounds)	553	$3.78	$3.75	February 2024
Gold (thousands of ounces)	209	1,925	1,884	December 2023
Embedded derivatives in provisional purchase contracts:
Copper (millions of pounds)	165	3.80	3.75	January 2024

Copper Forward Contracts. Atlantic Copper, FCX’s wholly owned smelting and refining unit in Spain, enters into copper forward contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in production and delivery costs. At September 30, 2023, Atlantic Copper held net copper forward purchase contracts for 19 million pounds at an average contract price of $3.77 per pound, with maturities through November 2023.

Summary of (Losses) Gains. A summary of the realized and unrealized (losses) gains recognized in operating income for commodity contracts that do not qualify as hedge transactions, including embedded derivatives, follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Embedded derivatives in provisional sales contracts:[a]
Copper	$(30)	$(272)	$31	$(774)
Gold and other metals	(10)	(34)	12	(45)
Copper forward contracts[b]	(1)	5	(3)	31
a.Amounts recorded in revenues.
b.Amounts recorded in cost of sales as production and delivery costs.

Unsettled Derivative Financial Instruments.
A summary of the fair values of unsettled commodity derivative financial instruments follows (in millions):

	September 30, 2023	December 31, 2022
Commodity Derivative Assets:
Derivatives designated as hedging instruments:
Copper futures and swap contracts	$—	$3
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional sales/purchase contracts	16	166
Copper forward contracts	—	1
Total derivative assets	$16	$170

Commodity Derivative Liabilities:
Derivatives designated as hedging instruments:
Copper futures and swap contracts	$8	$3
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional sales/purchase contracts	35	39
Copper forward contracts	1	—
Total derivative liabilities	$44	$42
FCX’s commodity contracts have netting arrangements with counterparties with which the right of offset exists, and it is FCX’s policy to generally offset balances by contract on its balance sheet. FCX’s embedded derivatives on provisional sales/purchase contracts are netted with the corresponding outstanding receivable/payable balances.

A summary of these unsettled commodity contracts that are offset in the balance sheet follows (in millions):

	Assets		Liabilities
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022

Gross amounts recognized:
Embedded derivatives in provisional
sales/purchase contracts	$16	$166	$35	$39
Copper derivatives	—	4	9	3
	16	170	44	42

Less gross amounts of offset:
Embedded derivatives in provisional
sales/purchase contracts	3	—	3	—
	3	—	3	—

Net amounts presented in balance sheet:
Embedded derivatives in provisional
sales/purchase contracts	13	166	32	39
Copper derivatives	—	4	9	3
	$13	$170	$41	$42

Balance sheet classification:
Trade accounts receivable	$5	$163	$20	$7
Other current assets	—	4	—	—
Accounts payable and accrued liabilities	8	3	21	34
Other liabilities	—	—	—	1
	$13	$170	$41	$42

Credit Risk. FCX is exposed to credit loss when financial institutions with which it has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. As of September 30, 2023, the maximum amount of credit exposure associated with derivative transactions was $16 million.

Other Financial Instruments. Other financial instruments include cash, cash equivalents, restricted cash and cash equivalents, accounts receivable, investment securities, legally restricted trust assets, accounts payable and accrued liabilities, accrued income taxes, dividends payable and debt. The carrying value for these financial instruments classified as current assets or liabilities approximates fair value because of their short-term nature and generally negligible credit losses (refer to Note 7 for the fair values of investment securities, legally restricted funds and debt). In addition, as of September 30, 2023, FCX had contingent consideration assets related to the sales of certain oil and gas properties (refer to Note 7 for the related fair values).

Cash, Cash Equivalents and Restricted Cash and Cash Equivalents. The following table provides a reconciliation of total cash, cash equivalents and restricted cash and cash equivalents presented in the consolidated statements of cash flows (in millions):

	September 30, 2023		December 31, 2022
Balance sheet components:
Cash and cash equivalents[a]	$5,745		$8,146
Restricted cash and cash equivalents, current	697	[b]	111
Restricted cash and cash equivalents, long-term - included in other assets	97		133
Total cash, cash equivalents and restricted cash and cash equivalents presented in the consolidated statements of cash flows	$6,539		$8,390
a.Includes time deposits of $0.3 billion at September 30, 2023, and $0.5 billion at December 31, 2022, and cash designated for smelter development projects totaling $0.6 billion at September 30, 2023, and $1.8 billion at December 31, 2022.
b.Includes $0.5 billion associated with PT-FI’s export proceeds. See Note 8 for further discussion.

NOTE 7. FAIR VALUE MEASUREMENT

Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). FCX did not have any significant transfers in or out of Level 3 during third-quarter 2023.

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

	At September 30, 2023
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$25	$25	$25	$—	$—	$—
Equity securities	5	5	—	5	—	—
Total	30	30	25	5	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	61	61	61	—	—	—
Government mortgage-backed securities	43	43	—	—	43	—
Government bonds and notes	30	30	—	—	30	—
Corporate bonds	30	30	—	—	30	—
Money market funds	19	19	—	19	—	—
Asset-backed securities	15	15	—	—	15	—
Collateralized mortgage-backed securities	1	1	—	—	1	—
Total	199	199	61	19	119	—

Embedded derivatives in provisional sales/purchase contracts in a gross asset position[c]	16	16	—	—	16	—

Contingent consideration for the sale of the Deepwater GOM oil and gas properties[a]	55	47	—	—	—	47

Liabilities
Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross liability position	35	35	—	—	35	—
Copper futures and swap contracts	8	8	—	6	2	—
Copper forward contracts	1	1	—	1	—	—

Total	44	44	—	7	37	—

Long-term debt, including current portion[d]	9,405	8,639	—	—	8,639	—

	At December 31, 2022
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$25	$25	$25	$—	$—	$—
Equity securities	7	7	—	7	—	—
Total	32	32	25	7	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	56	56	56	—	—	—
Government mortgage-backed securities	37	37	—	—	37	—
Government bonds and notes	34	34	—	—	34	—
Corporate bonds	31	31	—	—	31	—
Asset-backed securities	17	17	—	—	17	—
Money market funds	3	3	—	3	—	—
Collateralized mortgage-backed securities	3	3	—	—	3	—
Total	181	181	56	3	122	—

Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross asset position	166	166	—	—	166	—
Copper futures and swap contracts	3	3	—	3	—	—
Copper forward contracts	1	1	—	1	—	—
Total	170	170	—	4	166	—

Contingent consideration for the sale of the Deepwater GOM oil and gas properties[a]	67	57	—	—	—	57

Liabilities
Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross liability position	39	39	—	—	39	—
Copper forward contracts	3	3	—	—	3	—
Total	42	42	—	—	42	—

Long-term debt, including current portion[d]	10,620	10,097	—	—	10,097	—
a.Current portion included in other current assets and long-term portion included in other assets.
b.Excludes amounts included in restricted cash and cash equivalents and other assets (which approximated fair value), primarily amounts associated with (i) PT-FI’s export proceeds ($0.5 billion at September 30, 2023), (ii) an assurance bond to support PT-FI’s commitment for additional smelter development in Indonesia ($135 million at September 30, 2023, and $133 million at December 31, 2022) and (iii) PT-FI’s mine closure and reclamation guarantees ($111 million at September 30, 2023, and $103 million at December 31, 2022).
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

In December 2016, FCX’s sale of its Deepwater GOM oil and gas properties included up to $150 million in contingent consideration that was recorded at the total amount under the loss recovery approach. The contingent consideration is being received over time as cash flows are realized from a third-party production handling agreement for an offshore platform, with the related payments commencing in 2018. The contingent consideration included in (i) other current assets totaled $17 million at September 30, 2023, and $20 million at December 31, 2022, and (ii) other assets totaled $38 million at September 30, 2023, and $47 million at December 31, 2022. The fair value of this contingent consideration was calculated based on a discounted cash flow model using inputs that include third-party estimates for reserves, production rates and production timing, and discount rates. Because significant inputs are not observable in the market, the contingent consideration is classified within Level 3 of the fair value hierarchy.

Long-term debt, including current portion, is primarily valued using available market quotes and, as such, is classified within Level 2 of the fair value hierarchy.

The techniques described above may produce a fair value that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with other market participants, the use of different techniques or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the techniques used at September 30, 2023, as compared with those techniques used at December 31, 2022.

A summary of the changes in the fair value of FCX’s Level 3 instrument, contingent consideration for the sale of the Deepwater GOM oil and gas properties, during the first nine months of 2023 follows (in millions):

Fair value at January 1, 2023	$57
Net unrealized gain related to assets still held at the end of the period	1
Settlements	(11)
Fair value at September 30, 2023	$47

NOTE 8. CONTINGENCIES AND COMMITMENTS

Environmental
FCX recorded adjustments to environmental obligations totaling $83 million in third-quarter 2023 and $199 million for the first nine months of 2023, primarily related to Pinal Creek in Arizona for a refined engineering evaluation and Newtown Creek in New York based on a focused feasibility study for an early action in the East Branch tributary. Refer to Note 12 of FCX’s 2022 Form 10-K for further discussion of FCX’s environmental obligations.

There were no other significant updates to previously reported environmental matters included in Note 12 of FCX’s 2022 Form 10-K, other than the matters discussed below.

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

Litigation
There were no significant updates to previously reported legal proceedings included in Note 12 of FCX’s 2022 Form 10-K, other than the matters discussed below.

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

Asbestos and Talc Claims. As previously discussed in Note 12 of FCX’s 2022 Form 10-K, in 2021 Imerys Talc America (Imerys), an affiliate of Imerys S.A., filed the form of a settlement and release agreement to be entered into by Cyprus Amax Minerals Company (CAMC), an indirect wholly owned subsidiary of FCX, Cyprus Mines Corporation (Cyprus Mines), a wholly owned subsidiary of CAMC, FCX, Imerys and the other debtors, tort claimants’ committee and future claims representative in the Imerys bankruptcy. The bankruptcy court continues to temporarily stay approximately 950 talc-related lawsuits against CAMC, Cyprus Mines, FCX and Imerys but there can be no assurance that the bankruptcy court will continue to impose the interim stay.

In accordance with the global settlement agreement, among other things, (1) CAMC agreed to contribute a total of $130 million in cash to a settlement trust in seven annual installments, which will be guaranteed by FCX, and (2) CAMC and Cyprus Mines and their affiliates will contribute to the settlement trust all rights that they have to the proceeds of certain legacy insurance policies as well as indemnity rights they have against Johnson & Johnson. Mediation to resolve open issues in the Imerys and Cyprus Mines bankruptcy cases is ongoing, including the adequacy of the settlement and agreed contribution from CAMC, with a deadline for the parties to complete mediation by December 31, 2023, set by the bankruptcy court.

There can be no assurance that the global settlement will be successfully implemented.

Other Matters
Indonesia Regulatory Matters
Over the past several years, the Indonesia government has enacted various laws and regulations to promote downstream processing of various products, including copper concentrates.

Export License. On June 10, 2023, export licenses for several exporters, including PT-FI and PT Smelting, expired. During the second quarter and through July 2023, the Indonesia government issued various regulations to address exports of unrefined metals, including regulations by the Ministry of Energy and Mineral Resources (MEMR) to allow continued exports of copper concentrates through May 2024 for companies engaged in ongoing smelter development projects with construction progress greater than 50%, and regulations by the Ministry of Trade on the permitted export of various products, including copper concentrates.

On July 24, 2023, PT-FI was granted an export license through May 2024 for 1.7 million metric tons of copper concentrate.

Through June 10, 2023, PT-FI exported anode slimes under PT Smelting’s export license. A change in regulations during second-quarter 2023 requires PT-FI to follow a new administrative process for the export of anode slimes. The administrative process is advancing, and PT-FI expects to receive approval to resume exports of anode slimes during fourth-quarter 2023.

PT-FI will continue to work with the Indonesia government to obtain approvals to continue exports of copper concentrates and anode slimes beyond May 2024 and until the Indonesia smelter projects are fully commissioned and reach designed operating conditions.

Export Duties. Under PT-FI’s special mining license (IUPK), which was granted by the Indonesia government in 2018, export duties are determined based on regulations that were in effect in 2018 and no duties are required after smelter construction progress reached 50%. In March 2023, the Indonesia government verified that construction progress on the Manyar smelter exceeded 50% and PT-FI's export duties were eliminated effective March 29, 2023.

In July 2023, the Ministry of Finance issued a revised regulation on duties for various exported products, including copper concentrates. The revised regulation assesses export duties for copper concentrates at 7.5% in the second half of 2023 and 10% in 2024 for companies with smelter progress of 70% to 90%. For companies with smelter progress above 90%, export duties would be 5% in the second half of 2023 and 7.5% in 2024. During third-quarter 2023, PT-FI incurred $147 million in export duties under the revised regulation. PT-FI does not believe any export duties should be assessed under the revised regulation and continues to discuss the applicability of the revised regulation with the Indonesia government because of inconsistencies with its IUPK. Additionally, PT-FI is required by the Indonesia government to provide bank guarantees for unpaid export duties, which have been presented as current restricted cash and cash equivalents at September 30, 2023.

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

Smelter Assurance. PT-FI has an assurance bond to support its commitment for additional smelter development in Indonesia, totaling $135 million at September 30, 2023, for which the terms have been fulfilled (refer to Note 7). In August 2023, PT-FI submitted a request to MEMR for release of the assurance bond and is awaiting a response.

The decree issued by MEMR in May 2023 also requires assurance in the form of an escrow account that will be released if smelter development progress reaches 90% of the construction plan by June 10, 2024. During third-quarter 2023, PT-FI deposited $10 million in a joint account with the Indonesia government while it continues to discuss the applicability of the May 2023 decree with the Indonesia government. If the May 2023 decree is determined to be applicable, PT-FI may be required to make an additional refundable deposit of approximately $370 million.

Export Proceeds. In accordance with a regulation issued by the Indonesia government that became effective August 1, 2023, 30% of PT-FI’s gross export proceeds are being temporarily deposited into Indonesia banks for a period of 90 days before withdrawal. At September 30, 2023, FCX had $0.5 billion in current restricted cash and cash equivalents deposited in Indonesia banks in accordance with this regulation.

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

Beginning January 1, 2023, PT-FI's commercial arrangement with PT Smelting changed from a copper concentrate sales agreement to a tolling arrangement. Under this arrangement, PT-FI pays PT Smelting a tolling fee to smelt and refine its copper concentrate and PT-FI retains title to all products for sale to third parties (i.e., there are no further sales from PT-FI to PT Smelting). While the new tolling agreement with PT Smelting does not significantly change PT-FI’s economics, it impacts the timing of PT-FI’s sales and working capital requirements.

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

Product Revenues. FCX’s revenues attributable to the products it sold for the third quarter and first nine months of 2023 and 2022 follow (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Copper:
Concentrate	$2,365	$2,091	$6,137	$7,476
Cathode	1,331	1,255	4,016	3,873
Rod and other refined copper products	992	755	2,797	2,942
Purchased copper[a]	71	168	347	342
Gold	854	858	2,384	2,578
Molybdenum	479	304	1,562	1,059
Other[b]	136	174	439	527
Adjustments to revenues:
Treatment charges[c]	(151)	(132)	(394)	(404)
Royalty expense[d]	(80)	(83)	(234)	(289)
PT-FI export duties[e]	(133)	(81)	(147)	(263)
Revenues from contracts with customers	5,864	5,309	16,907	17,841
Embedded derivatives[f]	(40)	(306)	43	(819)
Total consolidated revenues	$5,824	$5,003	$16,950	$17,022
a.FCX purchases copper cathode primarily for processing by its Rod & Refining operations.
b.Primarily includes revenues associated with silver.
c.Treatment charges for the third quarter and first nine months of 2023 exclude tolling costs paid to PT Smelting, which are recorded as production costs in the consolidated statements of income.
d.Reflects royalties on sales from PT-FI and Cerro Verde that will vary with the volume of metal sold and prices.
e.Refer to Note 8 for further discussion of PT-FI export duties.
f.Refer to Note 6 for discussion of embedded derivatives related to FCX’s provisionally priced copper concentrate and cathode sales contracts.

Financial Information by Business Segment

(in Millions)												Atlantic	Corporate,
	North America Copper Mines			South America Mining								Copper	Other
				Cerro				Indonesia		Molybdenum	Rod &	Smelting	& Elimi-		FCX
	Morenci	Other	Total	Verde		Other	Total	Mining		Mines	Refining	& Refining	nations		Total
Three Months Ended September 30, 2023
Revenues:
Unaffiliated customers	$17	$22	$39	$822		$203	$1,025	$2,030		$—	$1,566	$692	$472	[a]	$5,824
Intersegment	624	994	1,618	219		—	219	65		147	12	8	(2,069)		—
Production and delivery	476	799	1,275	648		178	826	667		120	1,566	680	(1,586)		3,548
DD&A	47	63	110	94		17	111	271		14	2	7	18		533
Metals inventory adjustments	4	—	4	1		—	1	—		—	—	—	—		5
Selling, general and administrative expenses	—	1	1	3		—	3	32		—	—	6	76		118
Mining exploration and research expenses	—	1	1	—		—	—	—		—	—	—	29		30
Environmental obligations and shutdown costs	—	4	4	—		—	—	—		—	—	—	94		98
Operating income (loss)	114	148	262	295		8	303	1,125		13	10	7	(228)		1,492
Interest expense, net	—	1	1	(10)	[b]	—	(10)	10		—	—	8	87		96
Net gain on early extinguishment of debt	—	—	—	—		—	—	—		—	—	—	5		5
Other (expense) income, net	(2)	(9)	(11)	(9)		13	4	30		—	—	5	43		71
Provision for (benefit from) income taxes	—	—	—	119		12	131	419		—	—	—	(42)		508
Equity in affiliated companies' net (losses) earnings	—	—	—	—		—	—	(2)		—	—	—	2		—
Net income attributable to noncontrolling interests	—	—	—	84		14	98	392	[c]	—	—	—	20		510

Total assets at September 30, 2023	3,171	5,799	8,970	8,227		1,893	10,120	21,020		1,747	288	1,176	8,327		51,648
Capital expenditures	53	114	167	61		15	76	441		21	2	20	451	[d]	1,178

Three Months Ended September 30, 2022
Revenues:
Unaffiliated customers	$18	$74	$92	$666		$215	$881	$1,726	[e]	$—	$1,436	$604	$264	[a]	$5,003
Intersegment	551	805	1,356	83		—	83	72		127	7	5	(1,650)		—
Production and delivery	408	736	1,144	579		221	800	663		94	1,450	604	(1,389)		3,366
DD&A	44	56	100	84		14	98	265		18	1	8	18		508
Metals inventory adjustments	2	1	3	2		20	22	—		—	—	—	—		25
Selling, general and administrative expenses	—	1	1	2		—	2	26		—	—	6	63		98
Mining exploration and research expenses	—	—	—	—		—	—	—		—	—	—	38		38
Environmental obligations and shutdown costs	—	1	1	—		—	—	—		—	—	—	5		6
Operating income (loss)	115	84	199	82		(40)	42	844		15	(8)	(9)	(121)		962
Interest expense, net	—	1	1	5		—	5	15		—	—	4	115		140
Net gain on early extinguishment of debt	—	—	—	—		—	—	—		—	—	—	20		20
Other (expense) income, net	—	(8)	(8)	(21)		5	(16)	19		(1)	—	11	20		25
Provision for (benefit from) income taxes	—	—	—	3		(18)	(15)	343		—	—	—	(13)		315
Equity in affiliated companies' net earnings	—	—	—	—		—	—	7		—	—	—	1		8
Net income attributable to noncontrolling interests	—	—	—	29		11	40	105	[c]	—	—	—	11		156

Total assets at September 30, 2022	2,996	5,456	8,452	8,390		1,826	10,216	20,496		1,701	216	1,082	7,764		49,927
Capital expenditures	71	83	154	41		38	79	389		7	2	17	188	[d]	836

Financial Information by Business Segment (continued)

(In Millions)
												Atlantic		Corporate,
	North America Copper Mines			South America Mining								Copper		Other
				Cerro				Indonesia		Molybdenum	Rod &	Smelting		& Elimi-		FCX
	Morenci	Other	Total	Verde		Other	Total	Mining		Mines	Refining	& Refining		nations		Total
Nine Months Ended September 30, 2023
Revenues:
Unaffiliated customers	$75	$133	$208	$2,563		$627	$3,190	$5,268	[e]	$—	$4,552	$2,185		$1,547	[a]	$16,950
Intersegment	1,787	2,922	4,709	638		—	638	432		520	28	19		(6,346)		—
Production and delivery	1,279	2,324	3,603	1,877		539	2,416	1,860	[f]	321	4,558	2,139		(4,637)		10,260
DD&A	132	180	312	302		48	350	694		48	4	21		50		1,479
Metals inventory adjustments	5	—	5	1		—	1	—		—	—	—		1		7
Selling, general and administrative expenses	1	2	3	7		—	7	90		—	—	21		238		359
Mining exploration and research expenses	—	2	2	—		—	—	—		—	—	—		101		103
Environmental obligations and shutdown costs	—	26	26	—		—	—	—		—	—	—		213		239
Operating income (loss)	445	521	966	1,014		40	1,054	3,056		151	18	23		(765)		4,503

Interest expense, net	—	1	1	74	[b]	—	74	32		—	—	22		289		418
Net gain on early extinguishment of debt	—	—	—	—		—	—	—		—	—	—		10		10
Other (expense) income, net	(4)	(8)	(12)	(36)		11	(25)	92		(1)	(1)	—		130		183
Provision for (benefit from) income taxes	—	—	—	419		19	438	1,159		—	—	—		(51)		1,546
Equity in affiliated companies' net earnings	—	—	—	—		—	—	9		—	—	—		3		12
Net income (loss) attributable to noncontrolling interests	—	—	—	242		34	276	1,031	[c]	—	—	—		(23)		1,284
Capital expenditures	176	369	545	179		80	259	1,274		43	9	43		1,289	[d]	3,462

Nine Months Ended September 30, 2022
Revenues:
Unaffiliated customers	$125	$159	$284	$2,474		$555	$3,029	$5,972	[e]	$—	$4,932	$1,755		$1,050	[a]	$17,022
Intersegment	1,992	2,978	4,970	325		—	325	208		399	24	5		(5,931)		—
Production and delivery	1,168	2,111	3,279	1,702		510	2,212	1,853	[f]	249	4,969	1,789	[g]	(4,832)		9,519
DD&A	132	175	307	262		35	297	775		52	3	20		50		1,504
Metals inventory adjustments	2	8	10	11		22	33	—		—	—	—		—		43
Selling, general and administrative expenses	1	2	3	6		—	6	83		—	—	19		202		313
Mining exploration and research expenses	—	1	1	—		—	—	—		—	—	—		86		87
Environmental obligations and shutdown costs	(13)	1	(12)	—		—	—	—		—	—	—		63		51
Net gain on sales of assets	—	—	—	—		—	—	—		—	—	—		(2)		(2)
Operating income (loss)	827	839	1,666	818		(12)	806	3,469		98	(16)	(68)		(448)		5,507

Interest expense, net	—	1	1	12		—	12	30		—	—	8		372		423
Net (loss) gain on early extinguishment of debt	—	—	—	—		—	—	(10)		—	—	—		38		28
Other (expense) income, net	(1)	(32)	(33)	(11)		12	1	27		(1)	(1)	29		45		67
Provision for (benefit from) income taxes	—	—	—	298		(11)	287	1,363		—	—	—		60		1,710
Equity in affiliated companies' net earnings	—	—	—	—		—	—	27		—	—	—		6		33
Net income attributable to noncontrolling interests	—	—	—	247		25	272	436	[c]	—	—	—		23		731
Capital expenditures	207	223	430	109		94	203	1,148		16	6	60		559	[d]	2,422

Financial Information by Business Segment (continued)
a.Includes revenues from FCX's molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America and South America copper mines.
b.The third quarter and first nine months of 2023 include a $13 million credit for the settlement of interest on Cerro Verde's historical profit sharing liability. The first nine months of 2023 also includes $74 million of interest charges associated with contested tax rulings issued by the Peruvian Supreme Court.
c.FCX’s economic interest in PT-FI is 48.76% and prior to January 1, 2023, it approximated 81%. Refer to Note 1 for further discussion of first-quarter 2023 gold sales volumes that were attributed approximately 81% to FCX in accordance with the PT-FI shareholders agreement.
d.Primarily includes capital expenditures for the Indonesia smelter projects.
e.Includes PT-FI sales to PT Smelting totaling $572 million in third-quarter 2022, $27 million for the first nine months of 2023 (reflecting adjustments to prior period provisionally priced concentrate sales) and $2.3 billion for the first nine months of 2022. Beginning January 1, 2023, there are no sales from PT-FI to PT Smelting (refer to above discussion of the tolling arrangement between PT-FI and PT Smelting).
f.Includes charges for administrative fines of $55 million for the first nine months of 2023 and $41 million for the first nine months of 2022. Refer to Note 8 for further discussion.
g.Includes maintenance charges and idle facility costs associated with major maintenance turnarounds totaling $41 million at Atlantic Copper for the first nine months of 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Freeport-McMoRan Inc.

Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of Freeport-McMoRan Inc. (the Company) as of September 30, 2023, the related consolidated statements of income, comprehensive income, and equity for the three- and nine-month periods ended September 30, 2023 and 2022, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2023 and 2022, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
November 3, 2023

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

Our results for the third quarter and first nine months of 2023 reflect strong operating performance and continued execution of our business strategy. We remain focused on managing costs efficiently and continue to advance several important value-enhancing initiatives. Despite near-term global economic and market uncertainties, we are confident in our long-lived and high-quality asset base and have a favorable outlook on the long-term fundamentals for copper, driven by the global transition to clean energy. As a leading responsible supplier of copper with a strong balance sheet and a proven track record for successful project development, we believe we are well positioned to build long-term value for the benefit of our stakeholders.

Our near-term organic development pipeline is highlighted by our leach innovation initiatives, which we believe have the potential to provide substantial value from our existing leach material and reduce capital intensity for future projects. During third-quarter 2023, incremental copper production from these initiatives totaled 46 million pounds, and we are targeting achievement of an annual run rate of approximately 200 million pounds of copper by the end of 2023, with potentially larger opportunities in the future.

Cerro Verde's concentrator facilities continue to perform well, with milling rates averaging 431,300 metric tons of ore per day in third-quarter 2023, a new quarterly record. We also continue to progress our underground development activities at Grasberg, supporting large-scale, long-lived, low-cost operations. Refer to “Operations” for further discussion.

Net income attributable to common stockholders totaled $454 million in third-quarter 2023 and $1.5 billion for the first nine months of 2023, compared with $404 million in third-quarter 2022 and $2.8 billion for the first nine months of 2022. The increase in third-quarter 2023, compared to third-quarter 2022, primarily reflects higher copper sales volumes and copper prices, partly offset by a higher income tax provision. The decrease for the first nine months of 2023, compared with the first nine months of 2022, primarily reflects increased costs for maintenance and supplies, partly offset by a lower income tax provision. The 2023 periods were also impacted by the change in our economic interest in PT Freeport Indonesia (PT-FI) (refer to Note 1 for further discussion). Refer to “Consolidated Results” for further discussion of these impacts.

On July 24, 2023, PT-FI was granted an export license through May 2024 for 1.7 million metric tons of copper concentrate. Through June 10, 2023, PT-FI exported anode slimes under PT Smelting’s export license. A change in regulations during second-quarter 2023 requires PT-FI to follow a new administrative process for the export of anode slimes. The administrative process is advancing, and PT-FI expects to receive approval to resume exports of anode slimes during fourth-quarter 2023. Refer to Note 8 and “Operations – Indonesia Mining” for further discussion of Indonesia regulatory matters.

At September 30, 2023, we had consolidated debt of $9.4 billion and consolidated cash and cash equivalents of $5.7 billion ($6.25 billion, including $0.5 billion of current restricted cash and cash equivalents associated with a portion of PT-FI's export proceeds required to be temporarily deposited in Indonesia banks). Net debt totaled $3.2 billion ($0.8 billion excluding net debt for the Manyar smelter and precious metals refinery (PMR) in Indonesia (collectively, the Indonesia smelter projects)). Refer to “Net Debt” for reconciliations of consolidated debt, consolidated cash and cash equivalents and current restricted cash associated with PT-FI's export proceeds to net debt.

Beginning in 2022 and through November 3, 2023, we purchased $1.3 billion aggregate principal amount of our senior notes in open-market transactions for a total cost of $1.2 billion, including $102 million aggregate principal amount in third-quarter 2023 and $233 million in the first nine months of 2023.

At September 30, 2023, we had $3.0 billion of availability under our revolving credit facility, and PT-FI and Cerro Verde had $1.3 billion and $350 million, respectively, of availability under their respective revolving credit facilities.

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

Consolidated Sales Volumes
Following are our projected consolidated sales volumes for the year 2023:

Copper (millions of recoverable pounds):
North America copper mines	1,373
South America mining	1,194
Indonesia mining	1,489
Total	4,056

Gold (millions of recoverable ounces)	1.74

Molybdenum (millions of recoverable pounds)	80	[a]

a.Projected molybdenum sales include 50 million pounds produced by our North America and South America copper mines and 30 million pounds produced by our Molybdenum mines.

Consolidated sales volumes in fourth-quarter 2023 are expected to approximate 1.1 billion pounds of copper, 580 thousand ounces of gold and 20 million pounds of molybdenum. Projected sales volumes are dependent on operational performance, the resumption of anode slime exports at PT-FI, weather-related conditions, timing of shipments and other factors detailed in the "Cautionary Statement" below.

For other important factors that could cause results to differ materially from projections, refer to “Risk Factors” contained in Part I, Item 1A. of our 2022 Form 10-K and Part II, Item 1A. herein.

Consolidated Unit Net Cash Costs
Assuming average prices of $1,900 per ounce of gold and $20.00 per pound of molybdenum for the remainder of 2023 and achievement of current volume and cost estimates, consolidated unit net cash costs (net of by-product credits) for our copper mines are expected to average $1.63 per pound of copper for the year 2023 (including $1.58 per pound of copper in fourth-quarter 2023). Estimated consolidated unit net cash costs for the year 2023 include assessment of a 7.5% export duty at PT-FI during the second half of 2023, which continues to be discussed with the Indonesia government. Quarterly unit net cash costs vary with fluctuations in sales volumes and realized prices, primarily for gold and molybdenum. The impact of price changes during fourth-quarter 2023 on consolidated unit net cash costs for the year 2023 would approximate $0.02 per pound of copper for each $100 per ounce change in the average price of gold and $0.01 per pound of copper for each $2 per pound change in the average price of molybdenum.

Consolidated Operating Cash Flows
Our consolidated operating cash flows vary with sales volumes; prices realized from copper, gold and molybdenum sales; production costs; income taxes; other working capital changes; and other factors. Assuming average prices of $3.60 per pound for copper, $1,900 per ounce for gold, and $20.00 per pound for molybdenum in fourth-quarter 2023 and the resumption of anode slime exports at PT-FI, our consolidated operating cash flows are estimated to approximate $5.4 billion (net of $0.5 billion of working capital and other uses) for the year 2023. Estimated consolidated operating cash flows for the year 2023 also reflect an estimated income tax provision of $2.1 billion (refer to “Consolidated Results – Income Taxes” for further discussion of our projected income tax rate for the year 2023). The impact of price changes during fourth-quarter 2023 on operating cash flows for the year 2023 would approximate $115 million for each $0.10 per pound change in the average price of copper, $55 million for each $100 per ounce change in the average price of gold and $15 million for each $2 per pound change in the average price of molybdenum.

Consolidated Capital Expenditures
Capital expenditures are expected to approximate $4.8 billion for the year 2023 (including $1.9 billion for major mining projects and $1.6 billion for the Indonesia smelter projects). Projected capital expenditures for major mining projects include $1.3 billion for planned projects (primarily associated with underground mine development in the Grasberg minerals district and supporting mill and power capital costs) and $0.6 billion for discretionary growth projects (primarily for development of Kucing Liar, a mill recovery project with the installation of a new copper cleaner circuit at PT-FI, and expansion projects at Bagdad and Lone Star). We closely monitor market conditions and will continue to adjust our operating plans, including capital expenditures, to protect our liquidity and preserve our asset values, as necessary.

Capital expenditures for the Indonesia smelter projects are being funded with PT-FI's senior notes and availability under its revolving credit facility.

MARKETS

World prices for copper, gold and molybdenum can fluctuate significantly. During the period from January 2013 through September 2023, the London Metal Exchange (LME) copper settlement price varied from a low of $1.96 per pound in 2016 to a record high of $4.87 per pound in 2022; the London Bullion Market Association (London) PM gold price fluctuated from a low of $1,049 per ounce in 2015 to a record high of $2,067 per ounce in 2020; and the Platts Metals Daily Molybdenum Dealer Oxide weekly average price ranged from a low of $4.46 per pound in 2015 to a high of $37.42 per pound in 2023. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in “Risk Factors” contained in Part I, Item 1A. of our 2022 Form 10-K and Part II, Item 1A. herein.

LME Copper Prices
Through September 30, 2023
1,500
1,200
900
600
300
-
000s of metric tons
$5.00
$4.50
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$-
Dollars per pound
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
Exchange Stocks
LME Copper Prices

This graph presents LME copper settlement prices and the combined reported stocks of copper at the LME, Commodity Exchange Inc., and the Shanghai Futures Exchange from January 2013 through September 2023. During third-quarter 2023, LME copper settlement prices ranged from a low of $3.64 per pound to a high of $3.96 per pound, averaged $3.79 per pound and settled at $3.73 per pound on September 29, 2023. Volatility continued across the copper market in third-quarter 2023, influenced by China’s mixed economic data and wide-ranging views about the global and U.S. economy. While still relatively low relative to consumption, inventory levels rose during third-quarter 2023, with slightly more than three days of global consumption available at the end of October 2023. Rising inventory levels have translated to copper price declines, and the LME copper settlement price was $3.65 per pound on October 31, 2023.

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

London Gold Prices

Through September 30, 2023

$2,250
$2,050
$1,850
$1,650
$1,450
$1,250
$1,050
$850
$650
Dollars per ounce
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023

This graph presents London PM gold prices from January 2013 through September 2023. During third-quarter 2023, London PM gold prices ranged from a low of $1,871 per ounce to a high of $1,976 per ounce, averaged $1,928 per ounce, and closed at $1,871 per ounce on September 29, 2023. Forecasts are divided as analysts evaluate climbing treasury yields, the strength of the U.S. dollar, the potential lagged impact of a significant cumulative rate-hiking cycle, and sustained elevated geopolitical risk. The London PM gold price was $1,997 per ounce on October 31, 2023.

Platts Metals Daily Molybdenum Dealer Oxide Prices
Through September 30, 2023
$40
$35
$30
$25
$20
$15
$10
$5
$0
Dollars per pound
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023

This graph presents the Platts Metals Daily Molybdenum Dealer Oxide weekly average price from January 2013 through September 2023. During third-quarter 2023, the weekly average price of molybdenum ranged from a low of $22.11 per pound to a high of $25.57 per pound, averaged $23.78 per pound and was $22.61 per pound on

September 29, 2023. During third-quarter 2023, there was improved demand from Chinese steel mills, while downstream demand in Europe and North America remained low because of seasonality and economic weakness. Overall global demand for molybdenum was mixed with energy and aerospace sectors performing better than others, such as the construction sector. We believe long-term fundamentals for molybdenum are positive with favorable demand drivers and limited supply. The Platts Metals Daily Molybdenum Dealer Oxide weekly average price was $18.83 per pound on October 27, 2023.

CONSOLIDATED RESULTS

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
SUMMARY FINANCIAL DATA	(in millions, except per share amounts)
Revenues[a,b]	$5,824		$5,003		$16,950		$17,022
Operating income[a]	$1,492		$962		$4,503		$5,507
Net income attributable to common stock[c,d]	$454	[e]	$404	[f]	$1,460	[e]	$2,771	[f]
Diluted net income per share of common stock	$0.31		$0.28		$1.01		$1.90
Diluted weighted-average shares of common stock outstanding	1,443		1,439		1,443		1,455

Operating cash flows[g]	$1,236		$758		$3,959		$4,070
Capital expenditures	$1,178		$836		$3,462		$2,422
At September 30:
Cash and cash equivalents	$5,745		$8,578		$5,745		$8,578
Restricted cash and cash equivalents, current	$697	[h]	$112		$697	[h]	$112
Total debt, including current portion	$9,405		$10,690		$9,405		$10,690

a.Refer to Note 9 for a summary of revenues and operating income by operating division.
b.Includes favorable (unfavorable) adjustments to prior period provisionally priced concentrate and cathode copper sales totaling $4 million ($2 million to net income attributable to common stock or less than $0.01 per share) in third-quarter 2023, $(228) million ($(95) million to net income attributable to common stock or $(0.07) per share) in third-quarter 2022, $183 million ($62 million to net income attributable to common stock or $0.04 per share) for the first nine months of 2023 and $58 million ($24 million to net income attributable to common stock or $0.02 per share) for the first nine months of 2022. Refer to Note 6 for further discussion.
c.Our economic interest in PT-FI is 48.76% and prior to January 1, 2023, it approximated 81%.
d.We defer recognizing profits on intercompany sales until final sales to third parties occur. Refer to “Operations – Smelting and Refining” for a summary of net impacts from changes in these deferrals.
e.Includes net charges totaling $117 million ($0.08 per share) in third-quarter 2023 and $368 million ($0.25 per share) for the first nine months of 2023, primarily associated with revisions to environmental obligation estimates and asset impairment charges. Net charges for the first nine months of 2023 also included charges for contested tax rulings issued by the Peruvian Supreme Court and an accrual for a potential administrative fine in Indonesia.
f.Includes net credits (charges) totaling $29 million ($0.02 per share) in third-quarter 2022 and $(23) million ($(0.02) per share) for the first nine months of 2022. Net credits in third-quarter 2022 were primarily associated with gains on early extinguishment of debt and favorable adjustments associated with international tax audits, partly offset by metals inventory adjustments. The first nine months of 2022 also included net charges at PT-FI primarily associated with an administrative fine levied by the Indonesia government and a reserve for exposure associated with export duties.
g.Working capital and other uses totaled $483 million in third-quarter 2023, $269 million in third-quarter 2022, $713 million for the first nine months of 2023 and $980 million for the first nine months of 2022.
h.Includes $0.5 billion associated with a portion of PT-FI's export proceeds required to be temporarily deposited in Indonesia banks for 90 days in accordance with an August 2023 regulation issued by the Indonesia government.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
SUMMARY OPERATING DATA
Copper (millions of recoverable pounds)
Production	1,085	1,056	3,117	3,140
Sales, excluding purchases	1,109	1,060	2,970	3,171
Average realized price per pound	$3.80	$3.50	$3.87	$3.88
Site production and delivery costs per pound[a]	$2.27	$2.35	$2.40	$2.16
Unit net cash costs per pound[a]	$1.73	$1.75	$1.65	$1.50
Gold (thousands of recoverable ounces)
Production	532	448	1,420	1,339
Sales, excluding purchases	399	480	1,164	1,365
Average realized price per ounce	$1,898	$1,683	$1,932	$1,786
Molybdenum (millions of recoverable pounds)
Production	20	19	62	63
Sales, excluding purchases	20	17	59	56
Average realized price per pound	$23.71	$17.05	$26.05	$18.64

a.Reflects per pound weighted-average production and delivery costs and unit net cash costs (net of by-product credits) for all copper mines, before net noncash and other costs. For reconciliations of per pound unit net cash costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements, refer to “Product Revenues and Production Costs.”

Revenues
Consolidated revenues totaled $5.8 billion in third-quarter 2023, $5.0 billion in third-quarter 2022, and $17.0 billion for the first nine months of 2023 and 2022. Revenues from our mining operations and processing facilities primarily include the sale of copper in concentrate, copper cathode, copper rod, gold in concentrate and molybdenum. Refer to Note 9 for a summary of product revenues.

Following is a summary of changes in our consolidated revenues between periods (in millions):

	Three Months Ended September 30	Nine Months Ended September 30

Consolidated revenues - 2022 period	$5,003	$17,022
Higher (lower) sales volumes:
Copper	168	(779)
Gold	(138)	(359)
Molybdenum	42	62
Higher (lower) average realized prices:
Copper	333	(30)
Gold	86	171
Molybdenum	134	441
Adjustments for prior period provisionally priced copper sales	232	125
Higher Atlantic Copper revenues	91	444
(Lower) higher revenues from purchased copper	(97)	5
(Higher) lower treatment charges	(19)	10
(Higher) lower royalties and export duties	(49)	171
Other, including intercompany eliminations	38	(333)
Consolidated revenues - 2023 period	$5,824	$16,950

Sales Volumes. Consolidated copper sales volumes increased in third-quarter 2023, compared to third-quarter 2022, primarily as a result of higher mining rates. Consolidated gold sales volumes decreased in third-quarter 2023, compared to third-quarter 2022, primarily reflecting the timing of shipments of anode slimes associated with a change in Indonesia administrative requirements for products that were previously being exported by PT Smelting.

Lower consolidated copper and gold sales volumes for the first nine months of 2023, compared to the 2022 period, primarily reflect the deferral of sales recognition related to the PT Smelting tolling arrangement. Lower copper sales volumes also reflected lower ore grades in North America, and lower gold sales volumes also reflected the timing of shipments of anode slimes in Indonesia.

Realized Prices. Our consolidated revenues can vary significantly as a result of fluctuations in the market prices of copper, gold and molybdenum. Average realized prices in third-quarter 2023, compared with third-quarter 2022, were 9% higher for copper, 13% higher for gold and 39% higher for molybdenum, and average realized prices for the first nine months of 2023, compared with the first nine months of 2022, were slightly lower for copper, 8% higher for gold and 40% higher for molybdenum.
Average realized copper prices include net unfavorable adjustments to current period provisionally priced copper sales totaling $34 million in third-quarter 2023, $44 million in third-quarter 2022, $152 million for the first nine months of 2023 and $832 million for the first nine months of 2022. As discussed in Note 6, all of our copper concentrate and some cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) based primarily on quoted LME monthly average copper prices. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on provisionally priced copper concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until final pricing on the date of settlement. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs.

Prior Period Provisionally Priced Copper Sales. Net favorable (unfavorable) adjustments to prior periods’ provisionally priced copper sales (i.e., provisionally priced sales at June 30, 2023 and 2022, and December 31, 2022 and 2021) recorded in consolidated revenues totaled $4 million in third-quarter 2023, $(228) million in third-quarter 2022, $183 million for the first nine months of 2023 and $58 million for the first nine months of 2022. Refer to Notes 6 and 9 for a summary of total adjustments to prior period and current period provisionally priced sales.

At September 30, 2023, we had provisionally priced copper sales totaling 257 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average of $3.75 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the September 30, 2023, recorded provisional price would have an approximate $8 million effect on our 2023 net income attributable to common stock. The LME copper price settled at $3.65 per pound on October 31, 2023.

Atlantic Copper Revenues. Atlantic Copper revenues totaled $700 million in third-quarter 2023 and $2.2 billion for the first nine months of 2023, compared with $609 million in third-quarter 2022 and $1.8 billion for the first nine months of 2022. Higher revenues in the 2023 periods, compared with the 2022 periods, primarily reflects higher sales volumes, mostly because of reduced operations during 2022 associated with a scheduled major maintenance turnaround.

Purchased Copper. We purchase copper cathode primarily for processing by our Rod & Refining operations. The volumes of copper purchases vary depending on cathode production from our operations and totaled 18 million pounds in third-quarter 2023, 48 million pounds in third-quarter 2022, 85 million pounds for the first nine months of 2023 and 86 million pounds for the first nine months of 2022.

Treatment Charges. Revenues from our copper concentrate sales are recorded net of treatment charges (i.e., fees paid to smelters that are generally negotiated annually), which will vary with the sales volumes and the price of copper. The 2023 periods, compared to the 2022 periods, reflect (i) lower treatment charges at PT-FI associated with the change in its commercial arrangement with PT Smelting from a copper concentrate sales agreement to a tolling arrangement (that is, beginning in 2023, costs incurred under the tolling arrangement are recorded as production costs in the consolidated statements of income) and (ii) higher rates for Cerro Verde and PT-FI’s copper concentrates.

Royalties and Export Duties. Royalties are primarily associated with PT-FI sales and vary with the volume of metal sold and the prices of copper and gold. In late 2022, the export duty rate on PT-FI’s sales declined from 5% to 2.5% as a result of smelter development progress, and effective March 29, 2023, export duties were eliminated upon verification by the Indonesia government that construction progress on the Manyar smelter exceeded 50%. Subsequently, in July 2023, the Indonesia government issued a revised regulation on duties for various exported products, including copper concentrates, and under the revised regulation, PT-FI is currently being assessed export duties for copper concentrates at 7.5% (refer to Note 8 for further discussion).

PT-FI incurred export duties totaling $147 million in third-quarter 2023 (associated with the revised regulation by the Indonesia government), $80 million in third-quarter 2022, $165 million for the first nine months of 2023 and $245 million for the first nine months of 2022.

Production and Delivery Costs
Consolidated production and delivery costs totaled $3.5 billion in third-quarter 2023, $3.4 billion in third-quarter 2022, $10.3 billion for the first nine months of 2023 and $9.5 billion for the first nine months of 2022. Higher costs in the 2023 periods, compared to the 2022 periods, primarily reflected increased consolidated operating rates, higher commodity-related costs across our operations and increased costs of labor (including increased contract labor), particularly in North America.

Site Production and Delivery Costs Per Pound. Site production and delivery costs for our copper mining operations primarily include labor, energy and other commodity-based inputs, such as sulfuric acid, explosives, steel, reagents, liners and tires. Consolidated site production and delivery costs (before net noncash and other costs) for our copper mines averaged $2.27 per pound of copper in third-quarter 2023, $2.35 per pound of copper in third-quarter 2022, $2.40 per pound of copper for the first nine months of 2023 and $2.16 per pound of copper for the first nine months of 2022. Refer to “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements.

Depreciation, Depletion and Amortization
Depreciation will vary under the unit-of-production (UOP) method as a result of changes in sales volumes and the related UOP rates at our mining operations. Consolidated depreciation, depletion and amortization (DD&A) totaled $533 million in third-quarter 2023, $508 million in third-quarter 2022, and $1.5 billion for the first nine months of 2023 and 2022.

Environmental Obligations and Shutdown Costs
Environmental obligation costs reflect net revisions to our long-term environmental obligations, which vary from period to period because of changes to environmental laws and regulations, the settlement of environmental matters and/or circumstances affecting our operations that could result in significant changes in our estimates. Shutdown costs include care-and-maintenance costs and any litigation, remediation or related expenditures associated with closed facilities or operations. Higher net charges for environmental obligations and shutdown costs in the 2023 periods, compared to the 2022 periods, primarily reflect net revisions to long-term historical environmental obligations totaling $83 million in third-quarter 2023 and $199 million for the first nine months of 2023, compared to net credits of $5 million in third-quarter 2022 and net charges of $8 million for the first nine months of 2022. Refer to Note 8 for further discussion of the 2023 revisions.

Interest Expense, Net
Consolidated interest costs (before capitalization) totaled $165 million in third-quarter 2023, $182 million in third-quarter 2022, $606 million for the first nine months of 2023 and $524 million for the first nine months of 2022. Consolidated interest costs (before capitalization) for the third quarter and first nine months of 2023, compared to the 2022 periods, reflects the impact of lower average outstanding debt as a result of the repayment of our 3.875% Senior Notes and open-market purchases of our senior notes (refer to Note 5). Higher consolidated interest costs (before capitalization) for the first nine months of 2023, also reflects interest charges totaling $74 million for Cerro Verde’s contested tax rulings issued by the Peruvian Supreme Court, and higher consolidated interest costs associated with PT-FI’s $3.0 billion of senior notes that were issued in April 2022.

Capitalized interest varies with the level of qualifying assets associated with our development projects and average interest rates on our borrowings. Capitalized interest totaled $69 million in third-quarter 2023, $42 million in third-quarter 2022, $188 million for the first nine months of 2023 and $101 million for the first nine months of 2022. The increase in capitalized interest costs in the 2023 periods, compared to the 2022 periods, resulted from increased construction and development projects in process, primarily for the Indonesia smelter projects. Refer to “Capital Resources and Liquidity – Investing Activities” for discussion of capital expenditures associated with our major development projects.

Other Income, Net
Other income, net totaled $71 million in third-quarter 2023, $25 million in third-quarter 2022, $183 million for the first nine months of 2023 and $67 million for the first nine months of 2022. The increase in other income, net primarily reflects higher interest income. The first nine months of 2023 also include a $69 million charge associated with Cerro Verde’s contested tax rulings issued by the Peruvian Supreme Court.

Income Taxes
Following is a summary of the approximate amounts used in the calculation of our consolidated income tax provision (in millions, except percentages):

	Nine Months Ended September 30,
	2023					2022
	Income (Loss)[a]		Effective Tax Rate		Income Tax (Provision) Benefit	Income (Loss)[a]	Effective Tax Rate		Income Tax (Provision) Benefit
U.S.[b]	$180		—%	[c]	$3	$854	1%	[c]	$(5)
South America	961	[d]	46%		(438)	802	36%		(287)	[e]
Indonesia	3,130		37%		(1,159)	3,480	39%		(1,363)
Eliminations and other	7		N/A		—	43	N/A		(25)
Rate adjustment[f]	—		N/A		48	—	N/A		(30)
Consolidated FCX	$4,278		36%		$(1,546)	$5,179	33%		$(1,710)

a.Represents income before income taxes, equity in affiliated companies' net earnings (losses), and noncontrolling interests.
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
d.Includes net charges associated with Cerro Verde’s contested tax rulings issued by the Peruvian Supreme Court totaling $142 million ($73 million net of noncontrolling interests).
e.Includes a tax credit of $31 million ($16 million net of noncontrolling interest) primarily associated with completion of Cerro Verde's 2016 tax audit.
f.In accordance with applicable accounting rules, we adjust our interim provision for income taxes equal to our consolidated tax rate.

Refer to Note 4 for discussion of the U.S. Inflation Reduction Act of 2022 (the Act), which became applicable to us on January 1, 2023.

Assuming average prices of $3.60 per pound for copper, $1,900 per ounce for gold and $20.00 per pound for molybdenum in fourth-quarter 2023 and achievement of current sales volume and cost estimates, we estimate our consolidated effective tax rate for the year 2023 would approximate 38% (which would result in a 44% effective tax rate in fourth-quarter 2023). Changes in projected sales volumes and average prices during 2023 would incur tax impacts at estimated effective rates of 40% for Peru, 36% for Indonesia and 0% for the U.S., which excludes any impact from the Act. Our projected estimated effective tax rate of 0% for the U.S. for the year 2023 may be adjusted as additional guidance is released on key provisions of the Act.

Noncontrolling Interests
Net income attributable to noncontrolling interests, which is primarily associated with our noncontrolling shareholders at PT-FI, Cerro Verde and El Abra, totaled $510 million in third-quarter 2023, $156 million in third-quarter 2022, $1.3 billion for the first nine months of 2023 and $731 million for the first nine months of 2022. Our economic interest in PT-FI is 48.76% and prior to January 1, 2023, it approximated 81%. As discussed in Note 1, first-quarter 2023 net income included a $35 million net benefit associated with PT-FI sales volumes that were attributed to us at our previous approximate 81% economic ownership interest.

Refer to Note 9 for net income attributable to noncontrolling interests for each of our business segments.

Assuming average prices of $3.60 per pound of copper, $1,900 per ounce of gold and $20.00 per pound of molybdenum, achievement of current sales volume and cost estimates, and taking into account the change in our economic interest in PT-FI, net income attributable to noncontrolling interests is estimated to approximate

$1.75 billion for the year 2023. The actual amount will depend on many factors, including relative performance of each business segment, commodity prices, costs and other factors.

OPERATIONS

Responsible Production
Updated Climate Report. In September 2023, we published our annual climate report, available on our website at fcx.com/sustainability. The climate report details our ongoing progress to advance our climate strategy focused on reducing our greenhouse gas (GHG) emissions, enhancing our resilience to climate risks and contributing responsibly produced copper to the global economy. We have four 2030 GHG emissions reduction targets that collectively cover nearly 100% of our Scope 1 and 2 GHG emissions.

Leaching Innovation Initiatives
We are advancing a series of initiatives across our North America and South America operations to incorporate new applications, technologies and data analytics to our leaching processes. We believe these leach innovation initiatives provide opportunities to produce incremental copper from our large existing leach stockpiles. Initial results support the potential for incremental low-cost additions to our production and reserve profile and we are targeting an annual run rate of approximately 200 million pounds of copper per year through these initiatives by the end of 2023. In third-quarter 2023, incremental copper production from these initiatives totaled 46 million pounds (approximately 90% of the targeted annual rate). We are pursuing new technology applications that have the potential for significant increases in recoverable metal beyond the initial target.

Feasibility and Optimization Studies
We are engaged in various studies associated with potential future expansion projects primarily at our mining operations. The costs for these studies are charged to production and delivery costs as incurred and totaled $42 million in third-quarter 2023, $34 million in third-quarter 2022, $137 million for the first nine months of 2023 and $84 million for the first nine months of 2022. We estimate the costs of these studies will approximate $200 million for the year 2023, subject to market conditions and other factors.

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

We are planning an expansion to double the concentrator capacity of the Bagdad operation in northwest Arizona and expect to complete a feasibility study in fourth-quarter 2023. In parallel, we are advancing activities for expanded tailings infrastructure projects and are procuring an autonomous haul truck fleet to support Bagdad's long-range plans.

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

A tight labor market and increased competition from other employers in North America continue to represent strategic challenges that have impacted and are continuing to impact production and our ability to further expand current mining rates. The timing of all future developments will be dependent on market conditions, labor and supply chain considerations and other economic factors.

Operating Data. Following is summary consolidated operating data for the North America copper mines:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating Data, Net of Joint Venture Interests
Copper (millions of recoverable pounds)
Production	344	373	1,030	1,109
Sales, excluding purchases	372	361	1,043	1,131
Average realized price per pound	$3.86	$3.57	$3.97	$4.17

Molybdenum (millions of recoverable pounds)
Production[a]	7	7	23	22

100% Operating Data
Leach operations
Leach ore placed in stockpiles (metric tons per day)	688,600	622,200	675,600	684,200
Average copper ore grade (%)	0.22	0.30	0.24	0.29
Copper production (millions of recoverable pounds)	245	260	718	759

Mill operations
Ore milled (metric tons per day)	315,800	294,600	309,700	297,600
Average ore grade (%):
Copper	0.30	0.36	0.33	0.37
Molybdenum	0.02	0.02	0.02	0.02
Copper recovery rate (%)	81.7	82.3	82.0	82.2
Copper production (millions of recoverable pounds)	155	174	481	538

a.Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at the North America copper mines.

Our consolidated copper sales volumes from North America totaled 372 million pounds in third-quarter 2023, 361 million pounds in third-quarter 2022, 1.0 billion pounds for the first nine months of 2023 and 1.1 billion pounds for the nine months of 2022. Copper sales volumes in the 2023 periods, compared with the 2022 periods, primarily reflect lower ore grades. The impact of lower ore grades in third-quarter 2023, compared with third-quarter 2022, was offset by the timing of shipments. North America copper sales are estimated to approximate 1.4 billion pounds for the year 2023.

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

	Three Months Ended September 30,
	2023				2022
	By- Product Method		Co-Product Method		By- Product Method		Co-Product Method
			Copper	Molyb- denum[a]			Copper	Molyb- denum[a]
Revenues, excluding adjustments	$3.86		$3.86	$22.01	$3.57		$3.57	$16.75

Site production and delivery, before net noncash and other costs shown below	3.01		2.71	17.35	2.76		2.51	15.60
By-product credits	(0.41)		—	—	(0.30)		—	—
Treatment charges	0.10		0.10	—	0.10		0.09	—
Unit net cash costs	2.70		2.81	17.35	2.56		2.60	15.60
DD&A	0.30		0.26	1.33	0.28		0.25	0.95
Metals inventory adjustments	0.01		0.01	—	0.01		0.01	—
Noncash and other costs, net	0.13	[b]	0.12	0.47	0.10	[b]	0.09	0.60
Total unit costs	3.14		3.20	19.15	2.95		2.95	17.15
Revenue adjustments, primarily for pricing on prior period open sales	—		—	—	(0.06)		(0.06)	—
Gross profit per pound	$0.72		$0.66	$2.86	$0.56		$0.56	$(0.40)

Copper sales (millions of recoverable pounds)	372		372		361		361
Molybdenum sales (millions of recoverable pounds)[a]				7				7

	Nine Months Ended September 30,
	2023				2022
	By- Product Method		Co-Product Method		By- Product Method		Co-Product Method
			Copper	Molyb- denum[a]			Copper	Molyb- denum[a]
Revenues, excluding adjustments	$3.97		$3.97	$24.41	$4.17		$4.17	$17.87

Site production and delivery, before net noncash and other costs shown below	2.96		2.60	17.66	2.54		2.33	12.87
By-product credits	(0.52)		—	—	(0.33)		—	—
Treatment charges	0.12		0.12	—	0.10		0.10	—
Unit net cash costs	2.56		2.72	17.66	2.31		2.43	12.87
DD&A	0.30		0.26	1.27	0.27		0.25	0.88
Metals inventory adjustments	0.01		0.01	—	0.01		0.01	—
Noncash and other costs, net	0.16	[b]	0.14	0.87	0.09	[b]	0.08	0.40
Total unit costs	3.03		3.13	19.80	2.68		2.77	14.15
Revenue adjustments, primarily for pricing on prior period open sales	0.01		0.01	—	(0.01)		(0.01)	—
Gross profit per pound	$0.95		$0.85	$4.61	$1.48		$1.39	$3.72

Copper sales (millions of recoverable pounds)	1,048		1,048		1,131		1,131
Molybdenum sales (millions of recoverable pounds)[a]				23				22

a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.
b.Includes charges totaling $0.08 per pound of copper in third-quarter 2023, $0.06 per pound of copper in third-quarter 2022, $0.08 per pound of copper for the first nine months of 2023 and $0.04 per pound of copper for the first nine months of 2022 for feasibility and optimization studies.

Our North America copper mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) for the North America copper mines of $2.70 per pound of copper in third-quarter 2023 and $2.56 per pound for the first nine months of 2023 were higher than average unit net cash costs of $2.56 per pound in third-quarter 2022 and $2.31 per pound for the first nine months for 2022, primarily reflecting increased costs of labor

(including contract labor), maintenance and supplies, partly offset by higher molybdenum by-product credits and lower energy costs.

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

Assuming an average price of $20.00 per pound of molybdenum in fourth-quarter 2023 and achievement of current sales volume and cost estimates, average unit net cash costs (net of by-product credits) for our North America copper mines are expected to approximate $2.62 per pound of copper for the year 2023. North America's average unit net cash costs for the year 2023 would change by approximately $0.01 per pound for each $2 per pound change in the average price of molybdenum in fourth-quarter 2023.

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

Operating and Development Activities. During third-quarter 2023, Cerro Verde processed an average of 431,300 metric tons of ore per day through its concentrators, a new quarterly record, and entered into a new power purchase agreement that is expected to transition its electric power to fully renewable energy sources in 2026.

At the El Abra operations in Chile, we have identified a large sulfide resource that would support a potential major mill project similar to the large-scale concentrator at Cerro Verde. Technical and economic studies continue to be evaluated to determine the optimal scope and timing for the sulfide project. Capital cost requirements are being updated to reflect current market conditions. We are advancing plans to invest in water infrastructure to provide options to extend existing operations, while continuing to monitor Chile's regulatory and fiscal matters, as well as trends in capital costs for similar projects.

Operating Data. Following is summary consolidated operating data for South America mining:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Copper (millions of recoverable pounds)
Production	305	302	916	862
Sales	307	293	913	845
Average realized price per pound	$3.77	$3.47	$3.82	$3.73

Molybdenum (millions of recoverable pounds)
Production[a]	6	4	17	18

Leach operations
Leach ore placed in stockpiles (metric tons per day)	164,300	175,200	190,500	157,700
Average copper ore grade (%)	0.38	0.34	0.34	0.35
Copper production (millions of recoverable pounds)	77	85	237	217

Mill operations
Ore milled (metric tons per day)	431,300	403,900	420,700	408,500
Average ore grade (%):
Copper	0.34	0.32	0.34	0.32
Molybdenum	0.01	0.01	0.01	0.01
Copper recovery rate (%)	79.8	85.4	82.0	85.5
Copper production (millions of recoverable pounds)	228	217	679	645
a.Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at Cerro Verde.

Our consolidated copper sales volumes from South America totaled 307 million pounds in third-quarter 2023, 293 million pounds in third-quarter 2022, 913 million pounds for the first nine months of 2023 and 845 million pounds for the first nine months of 2022. Higher copper sales volumes in the 2023 periods, compared with the 2022 periods, primarily reflect increased milling rates and ore grades at Cerro Verde. Copper sales from South America mining are expected to approximate 1.2 billion pounds for the year 2023.

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

	Three Months Ended September 30,
	2023			2022
	By-Product Method		Co-Product Method	By-Product Method	Co-Product Method
Revenues, excluding adjustments	$3.77		$3.77	$3.47	$3.47

Site production and delivery, before net noncash and other costs shown below	2.57		2.32	2.60	2.47
By-product credits	(0.42)		—	(0.16)	—
Treatment charges	0.19		0.19	0.13	0.14
Royalty on metals	0.01		0.01	0.01	—
Unit net cash costs	2.35		2.52	2.58	2.61
DD&A	0.36		0.32	0.34	0.32
Metals inventory adjustments	—		—	0.07	0.07
Noncash and other costs, net	0.07	[a]	0.07	0.09	0.08
Total unit costs	2.78		2.91	3.08	3.08
Revenue adjustments, primarily for pricing on prior period open sales	0.01		0.01	(0.25)	(0.25)
Gross profit per pound	$1.00		$0.87	$0.14	$0.14

Copper sales (millions of recoverable pounds)	307		307	293	293

	Nine Months Ended September 30,
	2023			2022
	By-Product Method		Co-Product Method	By-Product Method	Co-Product Method
Revenues, excluding adjustments	$3.82		$3.82	$3.73	$3.73

Site production and delivery, before net noncash and other costs shown below	2.51		2.26	2.50	2.33
By-product credits	(0.44)		—	(0.31)	—
Treatment charges	0.20		0.20	0.15	0.15
Royalty on metals	0.01		0.01	0.01	0.01
Unit net cash costs	2.28		2.47	2.35	2.49
DD&A	0.38		0.34	0.35	0.32
Metals inventory adjustments	—		—	0.04	0.04
Noncash and other costs, net	0.08	[a]	0.07	0.07	0.06
Total unit costs	2.74		2.88	2.81	2.91
Revenue adjustments, primarily for pricing on prior period open sales	0.08		0.08	0.04	0.04
Gross profit per pound	$1.16		$1.02	$0.96	$0.86

Copper sales (millions of recoverable pounds)	913		913	845	845

a.Includes $0.03 per pound of copper for feasibility and optimization studies.

Our South America mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) for South America mining of $2.35 per pound of copper in third-quarter 2023 and $2.28 per pound for the first nine months of 2023 were lower than average unit net cash costs of $2.58 per pound in third-quarter 2022 and $2.35 per pound for the first nine months of 2022, reflecting higher molybdenum by-product credits and volumes, partly offset by higher treatment charges.

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

Assuming an average price of $20.00 per pound of molybdenum in fourth-quarter 2023 and achievement of current sales volume and cost estimates, average unit net cash costs (net of by-product credits) for South America mining are expected to approximate $2.34 per pound of copper for the year 2023.

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

Regulatory Matters. Over the past several years, the Indonesia government has enacted various laws and regulations to promote downstream processing of various products, including copper concentrates. In 2018, PT-FI agreed to expand its domestic smelting and refining capacity to process all of its copper concentrates in Indonesia and is advancing the construction of the Indonesia smelter projects and expanding capacity at PT Smelting (refer to "Indonesia Smelter" below).

On June 10, 2023, export licenses for several exporters, including PT-FI and PT Smelting, expired. On July 24, 2023, PT-FI was granted an export license through May 2024 for 1.7 million metric tons of copper concentrate. Through June 10, 2023, PT-FI exported anode slimes under PT Smelting’s export license. A change in regulations during second-quarter 2023 requires PT-FI to follow a new administrative process for the export of anode slimes. The administrative process is advancing, and PT-FI expects to receive approval to resume exports of anode slimes during fourth-quarter 2023. PT-FI is working with the Indonesia government to obtain approvals to continue exports of copper concentrates and anode slimes beyond May 2024 and until the Indonesia smelter projects are fully commissioned and reach designed operating conditions.

Under PT-FI’s IUPK, export duties are determined based on regulations that were in effect in 2018 and no duties are required after smelter construction progress reached 50%. Effective March 29, 2023, PT-FI’s export duties were eliminated upon verification of smelter construction progress by the Indonesia government. In July 2023, the Ministry of Finance issued a revised regulation on duties for various exported products, including copper concentrates. Under the revised regulation PT-FI is currently being assessed export duties for copper concentrates at 7.5%, resulting in export duties totaling $147 million in third-quarter 2023. PT-FI does not believe any export duties should be assessed under the revised regulation and continues to discuss the applicability of the revised regulation with the Indonesia government because of inconsistencies with its IUPK.

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

Operating and Development Activities. Over a multi-year investment period, PT-FI has successfully commissioned three large-scale block cave mines in the Grasberg minerals district (Grasberg Block Cave, Deep Mill Level Zone and Big Gossan), providing annual production volumes of approximately 1.6 billion pounds of copper and 1.6 million ounces of gold. Milling rates from these underground mines averaged 206,600 metric tons of ore per day in third-

quarter 2023, an approximate 10% increase from 188,700 metric tons of ore per day in third-quarter 2022. During third-quarter 2023, PT-FI successfully commissioned a new crusher to support increased mining rates in the Grasberg Block Cave ore body.

PT-FI’s ongoing project to install additional milling facilities is expected to be complete in early 2024. The project is expected to increase milling capacity to approximately 240,000 metric tons of ore per day to provide sustained large scale production volumes. PT-FI is also advancing a mill recovery project with the installation of a new copper cleaner circuit that is expected to be completed in the second half of 2024 and to provide incremental metal production of approximately 60 million pounds of copper and 40 thousand ounces of gold per year.

PT-FI is advancing plans to transition its existing energy source from coal to liquefied natural gas, which is expected to meaningfully reduce PT-FI's Scope 1 GHG emissions at the Grasberg minerals district. PT-FI is planning investments in a new gas-fired combined cycle facility at Grasberg with a targeted start date in 2027. Capital expenditures for the new facilities, to be incurred over the next three to four years, approximate $1 billion, which represents an incremental cost of $0.4 billion compared to previously planned investments to refurbish the existing coal units.

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

Indonesia Smelter. In connection with PT-FI’s 2018 agreement with the Indonesia government to secure the extension of its long-term mining rights, PT-FI agreed to expand its domestic smelting and refining capacity to process all of its copper concentrates in Indonesia. PT-FI is actively engaged in the following projects for additional domestic smelting capacity:

•Construction of the Manyar smelter in Gresik, Indonesia with a capacity to process approximately 1.7 million metric tons of copper concentrate per year. Construction progress currently approximates 84% complete. Construction of the smelter has an estimated cost of $3.0 billion, including $2.8 billion for a construction contract (excluding capitalized interest, owner’s costs and commissioning) and $0.2 billion for investment in a desalinization plant. Construction is expected to be complete in mid-2024 followed by commissioning of the facilities and a ramp-up schedule through year-end 2024.
•Expansion of PT Smelting's capacity by 30% to 1.3 million metric tons of copper concentrate per year, which is expected to be completed by the end of 2023. PT-FI is funding the cost of the expansion, estimated to approximate $250 million, with a loan that will convert to equity and increase PT-FI’s ownership in PT Smelting to a majority ownership interest, which is expected to occur in 2024.
•The PMR is being constructed to process gold and silver from the Manyar smelter and PT Smelting. Construction is in progress with commissioning expected during 2024 at an estimated cost of $575 million, which incorporates recent revisions to scope.

For the first nine months of 2023, capital expenditures for the Indonesia smelter projects totaled $1.2 billion, and are expected to approximate $1.6 billion for the year 2023. Capital expenditures for the Indonesia smelter projects are being funded with PT-FI's senior notes and availability under its revolving credit facility.

Operating Data. Following is summary consolidated operating data for Indonesia mining:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Copper (millions of recoverable pounds)
Production	436	381	1,171	1,169
Sales	430	406	1,014	1,195
Average realized price per pound	$3.77	$3.45	$3.81	$3.71

Gold (thousands of recoverable ounces)
Production	528	445	1,409	1,330
Sales	395	476	1,153	1,356
Average realized price per ounce	$1,898	$1,683	$1,932	$1,786

Ore extracted and milled (metric tons per day):
Grasberg Block Cave underground mine	131,000	100,600	112,000	100,900
Deep Mill Level Zone underground mine	76,900	81,400	75,700	79,000
Big Gossan underground mine	8,100	7,600	7,800	7,500
Other adjustments	(9,400)	(900)	(2,500)	3,400
Total	206,600	188,700	193,000	190,800
Average ore grades:
Copper (%)	1.21	1.17	1.18	1.20
Gold (grams per metric ton)	1.15	1.07	1.10	1.06
Recovery rates (%):
Copper	89.5	90.1	89.5	89.8
Gold	77.8	77.2	77.5	77.9

PT-FI’s consolidated copper sales of 430 million pounds in third-quarter 2023 were higher than third-quarter 2022 copper sales volumes of 406 million pounds, primarily reflecting higher mining rates and ore grades. PT-FI’s consolidated copper sales of 1.0 billion pounds for the first nine months of 2023 were lower than 1.2 billion pounds for the first nine months of 2022, primarily reflecting the deferral of sales recognition related to the PT Smelting tolling arrangement.

PT-FI’s consolidated gold sales totaled 395 thousand ounces in third-quarter 2023, 476 thousand ounces in third-quarter 2022, 1.2 million ounces for the first nine months of 2023, and 1.4 million ounces for the first nine months of 2022. Lower gold sales volumes in the 2023 periods, compared with the 2022 periods, primarily reflect the timing of shipments of anode slimes associated with a change in administrative requirements for products that were previously being exported by PT Smelting. At September 30, 2023, approximately 75 thousand ounces of gold in anode slimes were included in inventory and available for sale pending approval of PT-FI’s export license for anode slimes. The first nine months of 2023 was also impacted by the deferral of sales recognition related to the PT Smelting tolling arrangement.

Consolidated sales volumes from PT-FI are expected to approximate 1.5 billion pounds of copper and 1.7 million ounces of gold for the year 2023, net of a deferral of approximately 100 million pounds of copper and 180 thousand ounces of gold from mine production under tolling arrangements to be processed and sold as refined metal in future periods. Projected sales volumes are dependent on operational performance, the resumption of anode slime exports, weather-related conditions and other factors detailed in the “Cautionary Statement.”

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

	Three Months Ended September 30,
	2023				2022
	By-Product Method		Co-Product Method		By-Product Method	Co-Product Method
			Copper	Gold		Copper	Gold
Revenues, excluding adjustments	$3.77		$3.77	$1,898	$3.45	$3.45	$1,683

Site production and delivery, before net noncash and other costs shown below	1.42		0.96	484	1.81	1.13	553
Gold, silver and other by-product credits	(1.83)		—	—	(2.00)	—	—
Treatment charges	0.32		0.22	109	0.23	0.15	72
Export duties	0.34		0.23	116	0.20	0.12	61
Royalty on metals	0.19		0.12	64	0.20	0.12	67
Unit net cash costs	0.44		1.53	773	0.44	1.52	753
DD&A	0.63		0.43	214	0.65	0.41	200
Noncash and other costs (credits), net	0.02	[a]	0.01	6	(0.02)	(0.01)	(7)
Total unit costs	1.09		1.97	993	1.07	1.92	946
Revenue adjustments, primarily for pricing on prior period open sales	—		—	8	(0.39)	(0.39)	(36)
PT Smelting intercompany profit	—		—	—	0.15	0.09	45
Gross profit per pound/ounce	$2.68		$1.80	$913	$2.14	$1.23	$746

Copper sales (millions of recoverable pounds)	430		430		406	406
Gold sales (thousands of recoverable ounces)				395			476

	Nine Months Ended September 30,
	2023				2022
	By-Product Method		Co-Product Method		By-Product Method		Co-Product Method
			Copper	Gold			Copper	Gold
Revenues, excluding adjustments	$3.81		$3.81	$1,932	$3.71		$3.71	$1,786

Site production and delivery, before net noncash and other costs shown below	1.71		1.07	542	1.55		0.99	476
Gold, silver and other by-product credits	(2.32)		—	—	(2.11)		—	—
Treatment charges	0.36		0.22	113	0.24		0.15	74
Export duties	0.16		0.10	51	0.20		0.13	63
Royalty on metals	0.23		0.14	70	0.24		0.16	70
Unit net cash costs	0.14		1.53	776	0.12		1.43	683
DD&A	0.69		0.43	216	0.65		0.41	199
Noncash and other costs, net	0.11	[a,b]	0.07	36	0.02	[b]	0.01	5
Total unit costs	0.94		2.03	1,028	0.79		1.85	887
Revenue adjustments, primarily for pricing on prior period open sales	0.11		0.11	15	0.02		0.02	2
PT Smelting intercompany profit	0.11		0.07	35	0.03		0.02	9
Gross profit per pound/ounce	$3.09		$1.96	$954	$2.97		$1.90	$910

Copper sales (millions of recoverable pounds)	1,014		1,014		1,195		1,195
Gold sales (thousands of recoverable ounces)				1,153				1,356

a.Includes charges totaling $0.01 per pound of copper in third-quarter 2023 and $0.02 per pound of copper for the first nine months 2023 for feasibility and optimization studies.
b.Includes a charge totaling $0.05 per pound of copper for the first nine months of 2023 associated with a potential administrative fine. The first nine months of 2022 also includes a charge of $0.03 per pound of copper associated with an administrative fine. Refer to Note 8 for further discussion.

PT-FI's unit net cash costs (net of gold, silver and other by-product credits) of $0.44 per pound of copper in third-quarter 2023 approximated unit net cash costs in third-quarter 2022, primarily reflecting higher copper volumes, offset by lower gold, silver and other by-product credits and higher treatment charges and export duties. PT-FI’s unit net cash costs (net of gold, silver and other by-product credits) of $0.14 per pound of copper for the first nine months of 2023 were higher than unit net cash costs of $0.12 per pound for the first nine months of 2022, primarily reflecting increased underground maintenance costs and higher treatment charges and the impact of lower copper sales volumes, partly offset by higher gold, silver and other by-product credits.

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold. The increase in treatment charges per pound of copper and ounce of gold in the 2023 periods, compared with the 2022 periods, reflects higher costs associated with the new tolling arrangement with PT Smelting compared to the previous copper concentrate sales agreement. Tolling costs paid to PT Smelting are recorded as production costs in the consolidated statements of income but are reflected as treatment costs above in our unit net cash costs presentation.

PT-FI’s export duties totaled $147 million in third-quarter 2023, $80 million in third-quarter 2022, $165 million for the first nine months of 2023 and $245 million for the first nine months of 2022. In late 2022, the export duty rate on PT-FI’s sales declined from 5% to 2.5% as a result of smelter development progress, and effective March 29, 2023, export duties were eliminated upon verification by the Indonesia government that construction progress on the Manyar smelter exceeded 50%. In July 2023, the Indonesia government issued a revised regulation on duties for various exported products, including copper concentrates, and under the revised regulation, PT-FI is currently being assessed export duties for copper concentrates at 7.5%. Refer to Note 8 for further discussion of the revised regulation.

PT-FI’s royalties vary with the volume of metal sold and the prices of copper and gold. PT-FI’s royalties totaled $78 million in third-quarter 2023, $81 million in third-quarter 2022, $228 million for the first nine months of 2023 and $281 million for the first nine months of 2022.

Because certain assets are depreciated on a straight-line basis, PT-FI’s unit depreciation rate may vary with asset additions and the level of copper production and sales. The change in the DD&A rate per pound of copper in the 2023 periods, compared with the 2022 periods, primarily reflects changes in sales volumes.

Revenue adjustments primarily result from changes in prices on provisionally priced copper sales recognized in prior periods. Refer to “Consolidated Results – Revenues” for further discussion of adjustments to prior period provisionally priced copper sales.

PT Smelting intercompany profit for the third quarter and first nine months of 2022 represents the change in the deferral of 39.5% of PT-FI’s profit on sales to PT Smelting. Beginning on January 1, 2023, PT-FI’s commercial arrangement with PT Smelting changed from a copper concentrate sales agreement to a tolling arrangement. Under this arrangement, PT-FI pays PT Smelting a tolling fee to smelt and refine its copper concentrate and PT-FI retains title to all products for sales to third parties. Accordingly, beginning in 2023, there are no further sales to PT Smelting.

Assuming an average gold price of $1,900 per ounce in fourth-quarter 2023 and achievement of current sales volumes and cost estimates, unit net cash costs (including gold, silver and other by-product credits) for PT-FI are expected to approximate $0.15 per pound of copper for the year 2023. PT-FI's estimated unit net cash costs for the year 2023 include assessment of a 7.5% export duty during the second half of 2023, which continues to be discussed with the Indonesia government. PT-FI's average unit net cash costs for the year 2023 would change by approximately $0.05 per pound of copper for each $100 per ounce change in the average price of gold in fourth-quarter 2023.

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

Operating and Development Activities. Production from the Molybdenum mines totaled 7 million pounds of molybdenum in third-quarter 2023, 8 million pounds in third-quarter 2022, 22 million pounds for the first nine months of 2023 and 23 million pounds for the first nine months of 2022. Refer to “Consolidated Results” for our consolidated molybdenum operating data, which includes sales of molybdenum produced at our Molybdenum mines and from our North America and South America copper mines. Refer to “Outlook” for projected consolidated molybdenum sales volumes and to “Markets” for a discussion of molybdenum prices.

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

Average unit net cash costs for the Molybdenum mines of $18.07 per pound of molybdenum in third-quarter 2023 and $15.25 per pound for the first nine months of 2023 were higher than average unit net cash costs of $12.10 per pound in third-quarter 2022 and $11.22 per pound for the first nine months of 2022, primarily reflecting lower production volumes associated with ore types mined and higher contract labor costs. Based on current volume and cost estimates, average unit net cash costs for the Molybdenum mines are expected to approximate $14.47 per pound of molybdenum for the year 2023. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

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

Atlantic Copper smelts and refines copper concentrate and markets refined copper and precious metals in slimes. During the first nine months of 2023, Atlantic Copper’s copper concentrate purchases included 38% from our copper mining operations and 62% from third parties.

Beginning on January 1, 2023, PT-FI's commercial arrangement with PT Smelting changed from a copper concentrate sales agreement to a tolling arrangement. Under this arrangement, PT-FI pays PT Smelting a tolling fee (which PT-FI records as production costs in the consolidated statements of income) to smelt and refine its copper concentrate and PT-FI retains title to all products for sale to third parties (i.e., there are no further sales to PT Smelting).

We defer recognizing profits on sales from our mining operations to Atlantic Copper (and on 39.5% of PT-FI’s sales to PT Smelting for the 2022 periods) until final sales to third parties occur. Changes in these deferrals attributable to variability in intercompany volumes resulted in net additions to operating income totaling $81 million ($37 million to net income attributable to common stock) in third-quarter 2023, $33 million ($14 million to net income attributable to common stock) in third-quarter 2022, $153 million ($64 million to net income attributable to common stock) for the first nine months of 2023 and $73 million ($37 million to net income attributable to common stock) for the first nine months of 2022. Our net deferred profits on our inventories at Atlantic Copper to be recognized in future periods’ net income attributable to common stock totaled $30 million at September 30, 2023. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices will result in variability in our net deferred profits and quarterly earnings.

CAPITAL RESOURCES AND LIQUIDITY

Our consolidated operating cash flows vary with sales volumes; prices realized from copper, gold and molybdenum sales; production costs; income taxes; other working capital changes; and other factors. Our results for the first nine months of 2023 reflect strong operating performance and continued execution of our business strategy. We remain focused on managing costs efficiently and continue to advance several important value-enhancing initiatives. We believe the actions we have taken in recent years to build a strong balance sheet, successfully expand low-cost operations and maintain flexible organic growth options while maintaining sufficient liquidity, will allow us to continue to execute our business plans in a prudent manner during periods of economic uncertainty while preserving substantial future asset values.

We closely monitor market conditions and will adjust our operating plans to protect liquidity and preserve our asset values, if necessary. We expect to maintain a strong balance sheet and liquidity position as we focus on building long-term value in our business, executing our operating plans safely, responsibly and efficiently, and prudently managing costs and capital expenditures.

Based on current sales volume, cost and metal price estimates discussed in “Outlook,” our available cash and cash equivalents plus our projected consolidated operating cash flows of $5.4 billion for the year 2023 exceed our expected consolidated capital expenditures of $4.8 billion (which includes $1.9 billion for major mining projects and $1.6 billion for the Indonesia smelter projects that are being funded with PT-FI’s senior notes and its available credit facility).

Planned capital expenditures for major mining projects over the next few years are primarily associated with projects in Indonesia, including underground development activities, supporting mill and power capital costs and initial spending on a new gas-fired combined cycle facility. In addition, we are advancing discretionary capital projects associated with the development of the Kucing Liar deposit in Grasberg and an expansion of concentrator capacity at our Bagdad operation.

We have cash on hand and the financial flexibility to fund capital expenditures and our other cash requirements for the next twelve months, including noncontrolling interest distributions, income tax payments, current common stock dividends (base and variable) and any share or debt repurchases. At September 30, 2023, we had $5.7 billion in consolidated cash and cash equivalents (which includes $0.6 billion of PT-FI cash designated for Indonesia smelter projects) and FCX, PT-FI and Cerro Verde have $3.0 billion, $1.3 billion and $350 million, respectively, of availability under their revolving credit facilities.

At September 30, 2023, we had $0.7 billion in current restricted cash and cash equivalents, which includes (i) $0.5 billion associated with PT-FI's export proceeds temporarily deposited in Indonesia banks in accordance with a regulation issued by the Indonesia government that became effective August 1, 2023, requiring 30% of export proceeds to be temporarily deposited into Indonesia banks for a period of 90 days before withdrawal, and (ii) $145 million in assurance to support PT-FI’s commitment for smelter development in Indonesia. Refer to Note 8 for further discussion of an additional refundable deposit that PT-FI may be required to make related to smelter development.

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

At September 30, 2023, net debt, excluding net debt for the Indonesia smelter projects, totaled $0.8 billion. Refer to "Net Debt" for further discussion.

On September 20, 2023, our Board declared cash dividends totaling $0.15 per share on our common stock (including a $0.075 per share quarterly base cash dividend and a $0.075 per share quarterly variable, performance-based cash dividend), which was paid on November 1, 2023, to common stockholders of record as of October 13, 2023. Based on current market conditions, the base and variable dividends on our common stock are anticipated to total $0.60 per share for 2023 (including the dividends paid on November 1, 2023), comprised of a $0.30 per share base dividend and $0.30 per share variable dividend. The declaration and payment of dividends (base or variable) is at the discretion of our Board and will depend on our financial results, cash requirements, global economic conditions and other factors deemed relevant by our Board.

Cash
Following is a summary of the U.S. and international components of consolidated cash and cash equivalents available to the parent company, excluding cash committed for the Indonesia smelter projects and net of noncontrolling interests’ share, taxes and other costs at September 30, 2023 (in billions):

Cash at domestic companies	$3.1
Cash at international operations	2.6	[a]
Total consolidated cash and cash equivalents	5.7
Cash for Indonesia smelter projects	(0.6)	[b]
Noncontrolling interests’ share	(0.9)
Cash, net of noncontrolling interests’ share	4.2
Withholding taxes	(0.1)
Net cash available	$4.1
a.Excludes $0.5 billion of cash associated with a portion of PT-FI's export proceeds required to be temporarily deposited in Indonesia banks for 90 days in accordance with an August 2023 regulation issued by the Indonesia government, which have been presented as current restricted cash and cash equivalents in FCX's consolidated balance sheet.
b.Estimated remaining net proceeds from PT-FI's senior notes.

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

Debt
At September 30, 2023, consolidated debt totaled $9.4 billion, with a weighted-average interest rate of 5.2%. Substantially all of our outstanding debt is fixed rate. FCX has $0.7 billion in scheduled senior note maturities through 2026 and an average remaining duration of its total debt of approximately 10 years. We had no borrowings outstanding and $7 million in letters of credit issued under our $3.0 billion revolving credit facility. Additionally, at September 30, 2023, no amounts were drawn under PT-FI’s $1.3 billion revolving credit facility or Cerro Verde’s $350 million revolving credit facility. Refer to Note 5 for further discussion.

Operating Activities
We generated operating cash flows of $4.0 billion (net of $0.7 billion of working capital and other uses) for the first nine months of 2023 and $4.1 billion (net of $1.0 billion of working capital and other uses) for the first nine months of 2022.

Investing Activities
Capital Expenditures. Capital expenditures, including capitalized interest, totaled $3.5 billion for the first nine months of 2023, including approximately $1.2 billion for major mining projects, primarily associated with underground development activities in the Grasberg minerals district and $1.2 billion for the Indonesia smelter projects.

Capital expenditures, including capitalized interest, totaled $2.4 billion for the first nine months of 2022, including approximately $1.2 billion for major mining projects, primarily associated with underground development activities in the Grasberg minerals district and $0.5 billion for the Indonesia smelter projects.

Proceeds from Sales of Assets. Proceeds from sales of assets totaled $16 million for the first nine months of 2023 and $102 million for the first nine months of 2022. In May 2022, we sold all of the shares we owned in Jervois Global Limited, which we received in connection with the 2021 sale of our remaining cobalt business, for proceeds of $60 million.

Loans to PT Smelting for Expansion. PT-FI made loans to PT Smelting totaling $109 million for the first nine months of 2023 and $51 million for the first nine months of 2022 to fund PT Smelting’s expansion project.

Financing Activities
Debt Transactions. Net repayments of debt totaled $1.2 billion for the first nine months of 2023, including the repayment of our 3.875% Senior Notes that matured in March 2023 totaling $996 million and open-market purchases of our senior notes for a total cost of $221 million. Refer to Note 5 for additional information.

Net proceeds from debt totaled $1.3 billion for the first nine months of 2022, reflecting net proceeds from PT-FI’s $3.0 billion senior note offering, partly offset by the repayment of borrowings under PT-FI’s term loan ($0.6 billion), Cerro Verde’s term loan ($0.3 billion) and open-market purchases of our senior notes ($0.9 billion).

Cash Dividends on Common Stock. We paid cash dividends on our common stock totaling $647 million for the first nine months of 2023 and $652 million for the first nine months of 2022. The declaration and payment of dividends (base or variable) is at the discretion of our Board and will depend on our financial results, cash requirements, global economic conditions and other factors deemed relevant by our Board. Refer to Note 5, Item 1A. “Risk Factors” contained in Part I of our 2022 Form 10-K (as updated in Part II, Item 1A. herein), “Cautionary Statement” below and the discussion of our financial policy above.

Cash Dividends and Distributions Paid to Noncontrolling Interests. Cash dividends and distributions paid to noncontrolling interests at our international operations totaled $407 million for the first nine months of 2023 and $625 million for the first nine months of 2022. Based on the estimates discussed in “Outlook,” we currently expect cash dividends and distributions paid to noncontrolling interests totaling $0.5 billion for the year 2023. Cash dividends and distributions to noncontrolling interests vary based on the operating results and cash requirements of our consolidated subsidiaries.

Treasury Stock Purchases. Since mid-2021, we have acquired 47.8 million shares of our common stock under our share repurchase program for a total cost of $1.8 billion ($38.35 average cost per share), including 35.1 million shares in the first nine months of 2022 for a total cost of $1.3 billion. No shares have been purchased since July 11, 2022, and we have $3.2 billion available for repurchases under the program. The timing and amount of share repurchases is at the discretion of management and will depend on a variety of factors. The share repurchase program may be modified, increased, suspended or terminated at any time at our Board’s discretion. Refer to Item 1A. “Risk Factors” contained in Part I of our 2022 Form 10-K (as updated in Part II, Item 1A. herein), “Cautionary Statement” below and discussion of our financial policy above.

Contributions from Noncontrolling Interests. We received equity contributions totaling $50 million for the first nine months of 2023 and $142 million for the first nine months of 2022 from PT Mineral Industri Indonesia (formerly PT Indonesia Asahan Aluminium (Persero), (MIND ID)). Contributions for the first nine months of 2023 were primarily associated with receipt of the final capital contribution in accordance with the PT-FI shareholders agreement. Contributions for the first nine months of 2022 were associated with MIND ID’s share of capital spending on underground mine development projects in the Grasberg minerals district. Beginning on January 1, 2023, capital spending at PT-FI is being shared in accordance with the shareholders’ ownership interests.

CONTRACTUAL OBLIGATIONS

There have been no material changes in our contractual obligations since December 31, 2022. Refer to Note 13 and Part II, Items 7. and 7A. in our 2022 Form 10-K for information regarding our contractual obligations.

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

As discussed in Note 8, we recorded charges totaling $199 million for revisions to our environmental obligations during the first nine months of 2023, primarily associated with revised cost estimates. There have been no significant changes to our AROs since December 31, 2022. Updated cost assumptions, including increases and decreases to cost estimates, changes in the anticipated scope and timing of remediation activities, and settlement of environmental matters may result in additional revisions to certain of our environmental liabilities and AROs. Refer to Note 12 in our 2022 Form 10-K for further information regarding our environmental liabilities and AROs.

Litigation and Other Contingencies
There have been no material changes to our contingencies associated with legal proceedings, environmental and other matters since December 31, 2022, other than the Indonesia regulatory matters discussed above in “Indonesia Mining - Regulatory Matters” and as disclosed in Note 8. Refer to Note 12 and “Legal Proceedings” contained in Part I, Item 3. of our 2022 Form 10-K, as updated by Note 8, for further information regarding litigation and other contingencies.

NEW ACCOUNTING STANDARDS

There were no significant updates to previously reported accounting standards included in Note 1 of our 2022 Form 10-K.

NET DEBT

We believe that net debt provides investors with information related to the performance-based payout framework in our financial policy, which requires us to maintain our net debt at a level not to exceed the net debt target of $3 billion to $4 billion (excluding net project debt for additional smelting capacity in Indonesia). We define net debt as consolidated debt less (i) consolidated cash and cash equivalents and (ii) current restricted cash associated with PT-FI's export proceeds. This information differs from consolidated debt determined in accordance with U.S. GAAP and should not be considered in isolation or as a substitute for consolidated debt determined in accordance with U.S. GAAP. Our net debt, which may not be comparable to similarly titled measures reported by other companies, follows (in billions):

	As of September 30, 2023		As of December 31, 2022
Current portion of debt	$—	[a]	$1.0
Long-term debt, less current portion	9.4		9.6
Consolidated debt	9.4		10.6
Less: consolidated cash and cash equivalents	5.7		8.1
Less: current restricted cash associated with PT-FI's export proceeds[b]	0.5		—
FCX net debt	3.2		2.5
Less: net debt for Indonesia smelter projects[c]	2.4		1.2
FCX net debt, excluding Indonesia smelter projects	$0.8		$1.3
a.Rounds to less than $0.1 billion
b.Effective August 1, 2023, and in accordance with a regulation issued by the Indonesia government, 30% of PT-FI’s export proceeds are being temporarily deposited into Indonesia banks for a period of 90 days before withdrawal and have been presented as current restricted cash and cash equivalents in FCX's consolidated balance sheet. As the 90-day holding period is the only restriction on the cash, FCX has included such amount in the calculation of net debt.
c.Includes consolidated debt of $3.0 billion and consolidated cash and cash equivalents of $0.6 billion as of September 30, 2023, and consolidated debt of $3.0 billion and consolidated cash and cash equivalents of $1.8 billion as of December 31, 2022.

PRODUCT REVENUES AND PRODUCTION COSTS

We believe unit net cash costs per pound of copper and molybdenum are measures that provide investors with information about the cash-generating capacity of our mining operations expressed on a basis relating to the primary metal product for the respective operations. We use these measures for the same purpose and for monitoring operating performance by our mining operations. This information differs from measures of performance determined in accordance with U.S. GAAP and should not be considered in isolation or as a substitute for measures of performance determined in accordance with U.S. GAAP. These measures are presented by other metals mining companies, although our measures may not be comparable to similarly titled measures reported by other companies.

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

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2023
(In Millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,435		$1,435	$164	$43	$1,642
Site production and delivery, before net noncash and other costs shown below	1,121		1,008	129	35	1,172
By-product credits	(156)		—	—	—	—
Treatment charges	39		37	—	2	39
Net cash costs	1,004		1,045	129	37	1,211
DD&A	110		99	10	1	110
Metals inventory adjustments	4		4	—	—	4
Noncash and other costs, net	49	[c]	44	4	1	49
Total costs	1,167		1,192	143	39	1,374
Other revenue adjustments, primarily for pricing on prior period open sales	1		1	—	—	1
Gross profit	$269		$244	$21	$4	$269

Copper sales (millions of recoverable pounds)	372		372
Molybdenum sales (millions of recoverable pounds)[a]				7

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$3.86		$3.86	$22.01
Site production and delivery, before net noncash and other costs shown below	3.01		2.71	17.35
By-product credits	(0.41)		—	—
Treatment charges	0.10		0.10	—
Unit net cash costs	2.70		2.81	17.35
DD&A	0.30		0.26	1.33
Metals inventory adjustments	0.01		0.01	—
Noncash and other costs, net	0.13	[c]	0.12	0.47
Total unit costs	3.14		3.20	19.15
Other revenue adjustments, primarily for pricing on prior period open sales	—		—	—
Gross profit per pound	$0.72		$0.66	$2.86

Reconciliation to Amounts Reported

	Revenues		Production and Delivery	DD&A	Metals Inventory Adjustments
Totals presented above	$1,642		$1,172	$110	$4
Treatment charges	—		39	—	—
Noncash and other costs, net	—		49	—	—
Other revenue adjustments, primarily for pricing on prior period open sales	1		—	—	—
Eliminations and other	14		15	—	—
North America copper mines	1,657		1,275	110	4
Other mining[d]	5,764		3,859	405	1
Corporate, other & eliminations	(1,597)		(1,586)	18	—
As reported in our consolidated financial statements	$5,824		$3,548	$533	$5

a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold and silver product revenues and production costs.
c.Includes charges totaling $28 million ($0.08 per pound of copper) for feasibility and optimization studies.
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
d.Represents the combined total for our other segments as presented in Note 9.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Nine Months Ended September 30, 2023
(In Millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$4,159		$4,159	$576	$129	$4,864
Site production and delivery, before net noncash and other costs shown below	3,097		2,729	417	113	3,259
By-product credits	(543)		—	—	—	—
Treatment charges	126		120	—	6	126
Net cash costs	2,680		2,849	417	119	3,385
DD&A	312		276	30	6	312
Metals inventory adjustments	5		5	—	—	5
Noncash and other costs, net	175	[c]	152	20	3	175
Total costs	3,172		3,282	467	128	3,877
Other revenue adjustments, primarily for pricing on prior period open sales	13		13	—	—	13
Gross profit	$1,000		$890	$109	$1	$1,000

Copper sales (millions of recoverable pounds)	1,048		1,048
Molybdenum sales (millions of recoverable pounds)[a]				23

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$3.97		$3.97	$24.41
Site production and delivery, before net noncash and other costs shown below	2.96		2.60	17.66
By-product credits	(0.52)		—	—
Treatment charges	0.12		0.12	—
Unit net cash costs	2.56		2.72	17.66
DD&A	0.30		0.26	1.27
Metals inventory adjustments	0.01		0.01	—
Noncash and other costs, net	0.16	[c]	0.14	0.87
Total unit costs	3.03		3.13	19.80
Other revenue adjustments, primarily for pricing on prior period open sales	0.01		0.01	—
Gross profit per pound	$0.95		$0.85	$4.61

Reconciliation to Amounts Reported
					Metals
			Production		Inventory
	Revenues		and Delivery	DD&A	Adjustments
Totals presented above	$4,864		$3,259	$312	$5
Treatment charges	(9)		117	—	—
Noncash and other costs, net	—		175	—	—
Other revenue adjustments, primarily for pricing on prior period open sales	13		—	—	—
Eliminations and other	49		52	—	—
North America copper mines	4,917		3,603	312	5
Other mining[d]	16,832		11,294	1,117	1
Corporate, other & eliminations	(4,799)		(4,637)	50	1
As reported in our consolidated financial statements	$16,950		$10,260	$1,479	$7

a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold and silver product revenues and production costs.
c.Includes charges totaling $81 million ($0.08 per pound of copper) for feasibility and optimization studies.
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
d.Represents the combined total for our other mining operations as presented in Note 9.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2023
(In Millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$1,159		$1,159	$145	$1,304
Site production and delivery, before net noncash and other costs shown below	790		712	93	805
By-product credits	(130)		—	—	—
Treatment charges	61		61	—	61
Royalty on metals	2		2	—	2
Net cash costs	723		775	93	868
DD&A	110		98	12	110
Metals inventory adjustments	1		1	—	1
Noncash and other costs, net	21	[b]	20	1	21
Total costs	855		894	106	1,000
Other revenue adjustments, primarily for pricing on prior period open sales	2		2	—	2
Gross profit	$306		$267	$39	$306

Copper sales (millions of recoverable pounds)	307		307

Gross profit per pound of copper:

Revenues, excluding adjustments	$3.77		$3.77
Site production and delivery, before net noncash and other costs shown below	2.57		2.32
By-product credits	(0.42)		—
Treatment charges	0.19		0.19
Royalty on metals	0.01		0.01
Unit net cash costs	2.35		2.52
DD&A	0.36		0.32
Metals inventory adjustments	—		—
Noncash and other costs, net	0.07	[b]	0.07
Total unit costs	2.78		2.91
Other revenue adjustments, primarily for pricing on prior period open sales	0.01		0.01
Gross profit per pound	$1.00		$0.87

Reconciliation to Amounts Reported					Metals
			Production		Inventory
	Revenues		and Delivery	DD&A	Adjustments
Totals presented above	$1,304		$805	$110	$1
Treatment charges	(61)		—	—	—
Royalty on metals	(2)		—	—	—
Noncash and other costs, net	—		21	—	—
Other revenue adjustments, primarily for pricing on prior period open sales	2		—	—	—
Eliminations and other	1		—	1	—
South America mining	1,244		826	111	1
Other mining[c]	6,177		4,308	404	4
Corporate, other & eliminations	(1,597)		(1,586)	18	—
As reported in our consolidated financial statements	$5,824		$3,548	$533	$5

a.Includes silver sales of 1.1 million ounces ($23.31 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.
b.Includes charges totaling $11 million ($0.03 per pound of copper) for feasibility studies.
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
b.Represents the combined total for our other segments as presented in Note 9.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Nine Months Ended September 30, 2023
(In Millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$3,492		$3,492	$447	$3,939
Site production and delivery, before net noncash and other costs shown below	2,297		2,074	272	2,346
By-product credits	(401)		—	—	—
Treatment charges	179		179	—	179
Royalty on metals	6		5	1	6
Net cash costs	2,081		2,258	273	2,531
DD&A	350		310	40	350
Metals inventory adjustments	1		1	—	1
Noncash and other costs, net	71	[b]	66	5	71
Total costs	2,503		2,635	318	2,953
Other revenue adjustments, primarily for pricing on prior period open sales	71		71	3	74
Gross profit	$1,060		$928	$132	$1,060

Copper sales (millions of recoverable pounds)	913		913

Gross profit per pound of copper:

Revenues, excluding adjustments	$3.82		$3.82
Site production and delivery, before net noncash and other costs shown below	2.51		2.26
By-product credits	(0.44)		—
Treatment charges	0.20		0.20
Royalty on metals	0.01		0.01
Unit net cash costs	2.28		2.47
DD&A	0.38		0.34
Metals inventory adjustments	—		—
Noncash and other costs, net	0.08	[b]	0.07
Total unit costs	2.74		2.88
Other revenue adjustments, primarily for pricing on prior period open sales	0.08		0.08
Gross profit per pound	$1.16		$1.02

Reconciliation to Amounts Reported
					Metals
			Production		Inventory
	Revenues		and Delivery	DD&A	Adjustments
Totals presented above	$3,939		$2,346	$350	$1
Treatment charges	(179)		—	—	—
Royalty on metals	(6)		—	—	—
Noncash and other costs, net	—		71	—	—
Other revenue adjustments, primarily for pricing on prior period open sales	74		—	—	—
Eliminations and other	—		(1)	—	—
South America mining	3,828		2,416	350	1
Other mining[c]	17,921		12,481	1,079	5
Corporate, other & eliminations	(4,799)		(4,637)	50	1
As reported in our consolidated financial statements	$16,950		$10,260	$1,479	$7

a.Includes silver sales of 3.2 million ounces ($23.51 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.
b.Includes charges totaling $30 million ($0.03 per pound of copper) for feasibility studies.
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
b.Represents the combined total for our other mining operations as presented in Note 9.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2023
(In Millions)			Co-Product Method
	By-Product Method		Copper	Gold	Silver & Other[a]	Total
Revenues, excluding adjustments	$1,621		$1,621	$749	$32	$2,402
Site production and delivery, before net noncash and other costs shown below	612		413	191	8	612
Gold, silver and other by-product credits	(785)		—	—	—	—
Treatment charges	138		93	43	2	138
Export duties	147		99	46	2	147
Royalty on metals	78		52	25	1	78
Net cash costs	190		657	305	13	975
DD&A	271		183	84	4	271
Noncash and other costs, net	8	[b]	6	2	—	8
Total costs	469		846	391	17	1,254
Other revenue adjustments, primarily for pricing on prior period open sales	1		1	3	1	5
Gross profit	$1,153		$776	$361	$16	$1,153

Copper sales (millions of recoverable pounds)	430		430
Gold sales (thousands of recoverable ounces)				395

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$3.77		$3.77	$1,898
Site production and delivery, before net noncash and other costs shown below	1.42		0.96	484
Gold, silver and other by-product credits	(1.83)		—	—
Treatment charges	0.32		0.22	109
Export duties	0.34		0.23	116
Royalty on metals	0.19		0.12	64
Unit net cash costs	0.44		1.53	773
DD&A	0.63		0.43	214
Noncash and other costs, net	0.02	[b]	0.01	6
Total unit costs	1.09		1.97	993
Other revenue adjustments, primarily for pricing on prior period open sales	—		—	8
Gross profit per pound/ounce	$2.68		$1.80	$913

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$2,402		$612	$271
Treatment charges	(87)		51	—
Export duties	(147)		—	—
Royalty on metals	(78)		—	—
Noncash and other costs, net	—		8	—
Other revenue adjustments, primarily for pricing on prior period open sales	5		—	—
Eliminations and other	—		(4)	—
Indonesia mining	2,095		667	271
Other mining[c]	5,326		4,467	244
Corporate, other & eliminations	(1,597)		(1,586)	18
As reported in our consolidated financial statements	$5,824		$3,548	$533

a.Includes silver sales of 1.3 million ounces ($22.96 per ounce average realized price).
b.Includes charges totaling $3 million ($0.01 per pound of copper) for feasibility and optimization studies.
c.Represents the combined total for our other segments as presented in Note 9.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2022
(In Millions)			Co-Product Method
	By-Product Method		Copper	Gold	Silver & Other[a]	Total
Revenues, excluding adjustments	$1,400		$1,400	$802	$30	$2,232
Site production and delivery, before net noncash and other credits shown below	735		461	264	10	735
Gold, silver and other by-product credits	(814)		—	—	—	—
Treatment charges	95		60	34	1	95
Export duties	80		50	29	1	80
Royalty on metals	81		48	32	1	81
Net cash costs	177		619	359	13	991
DD&A	265		167	95	3	265
Noncash and other credits, net	(10)	[b]	(7)	(3)	—	(10)
Total costs	432		779	451	16	1,246
Other revenue adjustments, primarily for pricing on prior period open sales	(158)		(158)	(17)	(1)	(176)
PT Smelting intercompany profit	60		38	22	—	60
Gross profit	$870		$501	$356	$13	$870

Copper sales (millions of recoverable pounds)	406		406
Gold sales (thousands of recoverable ounces)				476

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$3.45		$3.45	$1,683
Site production and delivery, before net noncash and other credits shown below	1.81		1.13	553
Gold, silver and other by-product credits	(2.00)		—	—
Treatment charges	0.23		0.15	72
Export duties	0.20		0.12	61
Royalty on metals	0.20		0.12	67
Unit net cash costs	0.44		1.52	753
DD&A	0.65		0.41	200
Noncash and other credits, net	(0.02)	[b]	(0.01)	(7)
Total unit costs	1.07		1.92	946
Other revenue adjustments, primarily for pricing on prior period open sales	(0.39)		(0.39)	(36)
PT Smelting intercompany profit	0.15		0.09	45
Gross profit per pound/ounce	$2.14		$1.23	$746

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$2,232		$735	$265
Treatment charges	(95)		—	—
Export duties	(80)		—	—
Royalty on metals	(81)		—	—
Noncash and other credits, net	(2)		(12)	—
Other revenue adjustments, primarily for pricing on prior period open sales	(176)		—	—
PT Smelting intercompany profit	—		(60)	—
Indonesia mining	1,798		663	265
Other mining[c]	4,591		4,092	225
Corporate, other & eliminations	(1,386)		(1,389)	18
As reported in our consolidated financial statements	$5,003		$3,366	$508

a.Includes silver sales of 1.6 million ounces ($18.58 per ounce average realized price).
b.Includes net credits totaling $21 million ($0.05 per pound of copper) associated with historical tax audits.
c.Represents the combined total for our other segments as presented in Note 9.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Nine Months Ended September 30, 2023
(In Millions)			Co-Product Method
	By-Product Method		Copper	Gold	Silver & Other[a]	Total
Revenues, excluding adjustments	$3,860		$3,860	$2,227	$106	$6,193
Site production and delivery, before net noncash and other costs shown below	1,736		1,082	624	30	1,736
Gold, silver and other by-product credits	(2,350)		—	—	—	—
Treatment charges	362		226	130	6	362
Export duties	165		103	59	3	165
Royalty on metals	228		144	81	3	228
Net cash costs	141		1,555	894	42	2,491
DD&A	694		433	249	12	694
Noncash and other costs, net	115	[b]	71	42	2	115
Total costs	950		2,059	1,185	56	3,300
Other revenue adjustments, primarily for pricing on prior period open sales	114		114	18	(1)	131
PT Smelting intercompany profit	112		70	40	2	112
Gross profit	$3,136		$1,985	$1,100	$51	$3,136

Copper sales (millions of recoverable pounds)	1,014		1,014
Gold sales (thousands of recoverable ounces)				1,153

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$3.81		$3.81	$1,932
Site production and delivery, before net noncash and other costs shown below	1.71		1.07	542
Gold, silver and other by-product credits	(2.32)		—	—
Treatment charges	0.36		0.22	113
Export duties	0.16		0.10	51
Royalty on metals	0.23		0.14	70
Unit net cash costs	0.14		1.53	776
DD&A	0.69		0.43	216
Noncash and other costs, net	0.11	[b]	0.07	36
Total unit costs	0.94		2.03	1,028
Other revenue adjustments, primarily for pricing on prior period open sales	0.11		0.11	15
PT Smelting intercompany profit	0.11		0.07	35
Gross profit per pound/ounce	$3.09		$1.96	$954

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$6,193		$1,736	$694
Treatment charges	(231)		131	—
Export duties	(165)		—	—
Royalty on metals	(228)		—	—
Noncash and other costs, net	—		115	—
Other revenue adjustments, primarily for pricing on prior period open sales	131		—	—
PT Smelting intercompany profit	—		(112)	—
Eliminations and other	—		(10)	—
Indonesia mining	5,700		1,860	694
Other mining[c]	16,049		13,037	735
Corporate, other & eliminations	(4,799)		(4,637)	50
As reported in our consolidated financial statements	$16,950		$10,260	$1,479

a.Includes silver sales of 4.0 million ounces ($23.37 per ounce average realized price).
b.Includes a charge of $55 million ($0.05 per pound of copper) associated with a potential administrative fine and charges totaling $22 million ($0.02 per pound of copper) for feasibility and optimization studies.
c.Represents the combined total for our other mining operations as presented in Note 9.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Nine Months Ended September 30, 2022
(In Millions)			Co-Product Method
	By-Product Method		Copper	Gold	Silver & Other[a]	Total
Revenues, excluding adjustments	$4,433		$4,433	$2,422	$98	$6,953
Site production and delivery, before net noncash and other costs shown below	1,855		1,183	646	26	1,855
Gold, silver and other by-product credits	(2,523)		—	—	—	—
Treatment charges	287		183	100	4	287
Export duties	245		156	85	4	245
Royalty on metals	281		183	95	3	281
Net cash costs	145		1,705	926	37	2,668
DD&A	775		494	270	11	775
Noncash and other costs, net	20	[b]	13	7	—	20
Total costs	940		2,212	1,203	48	3,463
Other revenue adjustments, primarily for pricing on prior period open sales	25		25	3	—	28
PT Smelting intercompany profit	34		21	12	1	34
Gross profit	$3,552		$2,267	$1,234	$51	$3,552

Copper sales (millions of recoverable pounds)	1,195		1,195
Gold sales (thousands of recoverable ounces)				1,356

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$3.71		$3.71	$1,786
Site production and delivery, before net noncash and other credits shown below	1.55		0.99	476
Gold, silver and other by-product credits	(2.11)		—	—
Treatment charges	0.24		0.15	74
Export duties	0.20		0.13	63
Royalty on metals	0.24		0.16	70
Unit net cash costs	0.12		1.43	683
DD&A	0.65		0.41	199
Noncash and other costs, net	0.02	[b]	0.01	5
Total unit costs	0.79		1.85	887
Other revenue adjustments, primarily for pricing on prior period open sales	0.02		0.02	2
PT Smelting intercompany profit	0.03		0.02	9
Gross profit per pound/ounce	$2.97		$1.90	$910

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$6,953		$1,855	$775
Treatment charges	(287)		—	—
Export duties	(245)		—	—
Royalty on metals	(281)		—	—
Noncash and other costs, net	12		32	—
Other revenue adjustments, primarily for pricing on prior period open sales	28		—	—
PT Smelting intercompany profit	—		(34)	—
Indonesia mining	6,180		1,853	775
Other mining[c]	15,723		12,498	679
Corporate, other & eliminations	(4,881)		(4,832)	50
As reported in our consolidated financial statements	$17,022		$9,519	$1,504

a.Includes silver sales of 4.7 million ounces ($20.80 per ounce average realized price).
b.Includes a net charge of $30 million ($0.02 per pound of copper) consisting of charges associated with a settlement of an administrative fine levied by the Indonesia government and a reserve for exposure associated with export duties in prior periods, partially offset by credits for adjustments to prior year treatment and refining charges and historical tax audits.
c.Represents the combined total for our other mining operations as presented in Note 9.

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Three Months Ended September 30,
(In Millions)	2023	2022

Revenues, excluding adjustments[a]	$153	$134
Site production and delivery, before net noncash and other costs shown below	116	91
Treatment charges and other	6	7
Net cash costs	122	98
DD&A	14	18
Noncash and other costs, net	4	3
Total costs	140	119
Gross profit	$13	$15

Molybdenum sales (millions of recoverable pounds)[a]	7	8

Gross profit per pound of molybdenum:

Revenues, excluding adjustments[a]	$22.58	$16.51
Site production and delivery, before net noncash and other costs shown below	17.20	11.26
Treatment charges and other	0.87	0.84
Unit net cash costs	18.07	12.10
DD&A	2.13	2.16
Noncash and other costs, net	0.53	0.40
Total unit costs	20.73	14.66
Gross profit per pound	$1.85	$1.85

Reconciliation to Amounts Reported
		Production
Three Months Ended September 30, 2023	Revenues	and Delivery	DD&A
Totals presented above	$153	$116	$14
Treatment charges and other	(6)	—	—
Noncash and other costs, net	—	4	—
Molybdenum mines	147	120	14
Other mining[b]	7,274	5,014	501
Corporate, other & eliminations	(1,597)	(1,586)	18
As reported in our consolidated financial statements	$5,824	$3,548	$533

Three Months Ended September 30, 2022
Totals presented above	$134	$91	$18
Treatment charges and other	(7)	—	—
Noncash and other costs, net	—	3	—
Molybdenum mines	127	94	18
Other mining[b]	6,262	4,661	472
Corporate, other & eliminations	(1,386)	(1,389)	18
As reported in our consolidated financial statements	$5,003	$3,366	$508

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

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Nine Months Ended September 30,
(In Millions)	2023	2022

Revenues, excluding adjustments[a]	$539	$419
Site production and delivery, before net noncash and other costs shown below	308	241
Treatment charges and other	19	20
Net cash costs	327	261
DD&A	48	52
Noncash and other costs, net	13	8
Total costs	388	321
Gross profit	$151	$98

Molybdenum sales (millions of recoverable pounds)[a]	22	23

Gross profit per pound of molybdenum:

Revenues, excluding adjustments[a]	$25.17	$18.01
Site production and delivery, before net noncash and other costs shown below	14.39	10.37
Treatment charges and other	0.86	0.85
Unit net cash costs	15.25	11.22
DD&A	2.26	2.23
Noncash and other costs, net	0.61	0.37
Total unit costs	18.12	13.82
Gross profit per pound	$7.05	$4.19

Reconciliation to Amounts Reported

		Production
Nine Months Ended September 30, 2023	Revenues	and Delivery	DD&A
Totals presented above	$539	$308	$48
Treatment charges and other	(19)	—	—
Noncash and other costs, net	—	13	—
Molybdenum mines	520	321	48
Other mining[b]	21,229	14,576	1,381
Corporate, other & eliminations	(4,799)	(4,637)	50
As reported in our consolidated financial statements	$16,950	$10,260	$1,479

Nine Months Ended September 30, 2022
Totals presented above	$419	$241	$52
Treatment charges and other	(20)	—	—
Noncash and other costs, net	—	8	—
Molybdenum mines	399	249	52
Other mining[b]	21,504	14,102	1,402
Corporate, other & eliminations	(4,881)	(4,832)	50
As reported in our consolidated financial statements	$17,022	$9,519	$1,504

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

CAUTIONARY STATEMENT

Our discussion and analysis contains forward-looking statements in which we discuss our potential future performance, operations and projects. Forward-looking statements are all statements other than statements of historical facts, such as plans, projections, or expectations relating to business outlook, strategy, goals or targets; global market conditions; ore grades and milling rates; production and sales volumes; unit net cash costs and operating costs; capital expenditures; operating plans; cash flows; liquidity; PT-FI’s financing, construction and completion of additional domestic smelting capacity in Indonesia in accordance with the terms of its IUPK; extension of PT-FI’s IUPK beyond 2041 and export licenses; PT-FI’s resumption of exports of anode slimes; payment of export duties; export volumes; our commitment to deliver responsibly produced copper and molybdenum, including plans to implement, validate and maintain validation of our operating sites under specific frameworks; execution of our energy and climate strategies and the underlying assumptions and estimated impacts on our business and stakeholders related thereto; achievement of 2030 climate targets and 2050 net zero aspiration; improvements in operating procedures and technology innovations and applications; exploration efforts and results; development and production activities, rates and costs; future organic growth opportunities; tax rates; the impact of copper, gold and molybdenum price changes; the impact of deferred intercompany profits on earnings; mineral reserve and mineral resource estimates; final resolution of settlements associated with ongoing legal and environmental proceedings; debt repurchases; and the ongoing implementation of our financial policy and future returns to shareholders, including dividend payments (base or variable) and share repurchases. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “targets,” “intends,” “likely,” “will,” “should,” “could,” “to be,” “potential,” “assumptions,” “guidance,” “aspirations,” “future,” “commitments,” “pursues,” “initiatives,” “objectives,” “opportunities,” “strategy” and any similar expressions are intended to identify those assertions as forward-looking statements. The declaration and payment of dividends (base or variable), and timing and amount of any share repurchases are at the discretion of the Board and management, respectively, and are subject to a number of factors, including not exceeding our net debt target, capital availability, our financial results, cash requirements, global economic conditions, changes in laws, contractual restrictions and other factors deemed relevant by the Board or management, as applicable. The share repurchase program may be modified, increased, suspended or terminated at any time at the Board’s discretion.

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, supply of and demand for, and prices of the commodities we produce, primarily copper; PT-FI’s ability to continue to export and sell copper concentrates and anode slimes; changes in export duties, including results of proceedings to dispute export duties; the Indonesia government’s approval of a deferred schedule for completion of additional domestic smelting capacity in Indonesia; production rates; timing of shipments; price and availability of consumables and components we purchase as well as constraints on supply and logistics, and transportation services; changes in our cash requirements, financial position, financing or investment plans; changes in general market, economic, geopolitical, regulatory or industry conditions; reductions in liquidity and access to capital; changes in tax laws and regulations, including the impact of the Act; any major public health crisis; political and social risks, including the potential effects of violence in Indonesia, civil unrest in Peru, and relations with local communities and Indigenous Peoples; operational risks inherent in mining, with higher inherent risks in underground mining; mine sequencing; changes in mine plans or operational modifications, delays, deferrals or cancellations; results of technical, economic or feasibility studies; potential inventory adjustments; potential impairment of long-lived mining assets; satisfaction of requirements in accordance with PT-FI's IUPK to extend mining rights from 2031 through 2041; discussions relating to the extension of PT-FI’s IUPK beyond 2041; cybersecurity incidents; labor relations, including labor-related work stoppages and costs; compliance with applicable environmental, health and safety laws and regulations; weather- and climate-related risks; environmental risks, including availability of secure water supplies; litigation results; tailings management; our ability to comply with our responsible production commitments under specific frameworks and any changes to such frameworks and other factors described in more detail under the heading “Risk Factors” contained in Part I, Item 1A. of our 2022 Form 10-K and Part II, Item 1A. herein.

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

This report on Form 10-Q also contains measures such as net debt and unit net cash costs per pound of copper and molybdenum, which are not recognized under U.S. GAAP. Refer to “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions, and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements. Refer to “Net Debt” for reconciliations of consolidated debt, consolidated cash and cash equivalents and current restricted cash associated with PT-FI’s export proceeds to net debt.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risks during the nine-month period ended September 30, 2023. For additional information on market risks, refer to “Disclosures About Market Risks” included in Part II, Items 7. and 7A. of our 2022 Form 10-K. For projected sensitivities of our operating cash flow to changes in commodity prices, refer to “Outlook” in Part I, Item 2. of this quarterly report on Form 10-Q; for projected sensitivities of our provisionally priced copper sales to changes in commodity prices refer to “Consolidated Results – Revenues” in Part I, Item 2. of this quarterly report on Form 10-Q.

Item 4.Controls and Procedures.

(a)Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective as of September 30, 2023.

(b)Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to our risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our 2022 Form 10-K, except for the updated risk factor included below, which should be read in conjunction with the risk factors set forth in our 2022 Form 10-K.

Our information technology systems have been and in the future may be adversely affected by cybersecurity events, disruptions, damage, failure and risks associated with implementation and integration.

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

As our dependence on information systems, including those of our third-party service providers and vendors, grows, we become more vulnerable to an increasing threat of continually evolving cybersecurity risks. In recent years, cybersecurity events have increased in frequency and magnitude and the methods used to gain unauthorized access change frequently, making it increasingly difficult for us to prevent cybersecurity incidents or detect and remediate incidents in a timely and effective manner. Attacks have included and may include, but are not limited to, installation of malicious software, phishing, ransomware, social engineering tactics and credential attacks, insider threats, denial of service attacks, unauthorized access to data and other advanced and sophisticated cybersecurity breaches and threats, including those that increasingly target critical operational technologies and process control networks and those that use artificial intelligence. Such attacks may be perpetrated by a variety of bad actors, some of which may reside in jurisdictions where law enforcement measures to address such attacks are ineffective.

We have experienced targeted and non-targeted cybersecurity events in the past and may experience them in the future. In August 2023, we determined that we were subject to a cybersecurity incident that affected certain of our information systems, resulting in temporary disruptions to parts of our operations. We performed an investigation of the impact of the incident and incurred an immaterial amount of expenses in conjunction with the investigation. However, we cannot guarantee that events of a similar nature will not occur in the future.

Cybersecurity threats could subject us to manipulation or improper use of our systems and networks, production downtimes, loss of sales, communication interruption or other disruptions and delays to our operations or to the transportation of products or infrastructure utilized by our operations, unauthorized release of proprietary, commercially sensitive, confidential or otherwise protected information, a misappropriation or loss of funds, the corruption of data, significant health and safety consequences, environmental damage, loss of intellectual property, fines, penalties, litigation, regulatory or governmental investigation, liability under or termination of our contracts with third parties, damage to our reputation or financial losses from remedial actions, any of which could have a material adverse effect on our cash flows, results of operations and financial condition, and which could adversely impact the effectiveness of our internal controls over financial reporting. We do not maintain cyber risk insurance, and the lack of, or insufficiency of, insurance coverage could adversely affect our cash flows and overall profitability.

While the August 2023 cybersecurity incident and other cybersecurity events have not had a material impact on us, including our financial condition or results of operations, as of September 30, 2023, there can be no assurance that we will not experience any such impact or additional interruptions to our operations in the future. Given the unpredictability of the timing and the evolving nature and scope of information technology disruptions, the various procedures and controls we use to monitor and protect against these threats and to mitigate our potential risks to such threats have not been in some instances and may not be sufficient in preventing future cybersecurity events from materializing. Further, as cybersecurity threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate vulnerabilities to cybersecurity threats.

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

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

There were no unregistered sales of equity securities during the three months ended September 30, 2023.

The following table sets forth information with respect to shares of FCX common stock purchased by us during the three months ended September 30, 2023, and the approximate dollar value of shares that may yet be purchased pursuant to our share repurchase program:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[a]	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs[a]
July 1-31, 2023	—	$—	—	$3,164,642,228
August 1-31, 2023	—	$—	—	$3,164,642,228
September 1-30, 2023	—	$—	—	$3,164,642,228
Total	—	$—	—
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

Item 5. Other Information.

During the quarter ended September 30, 2023, no director or officer of FCX adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

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

Date:  November 3, 2023
S-1