Form 10-K
period 2023-12-31
FREEPORT-MCMORAN INC
filed 2024-02-16
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.             ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                      ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                               ☐ Yes ☑ No
The aggregate market value of common stock held by non-affiliates of the registrant was $57.1 billion on June 30, 2023.
Common stock issued and outstanding was 1,434,409,010 shares on January 31, 2024.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2024 annual meeting of stockholders are incorporated by reference into Part III of this report.

Freeport-McMoRan Inc.

i

PART I
Items 1. and 2. Business and Properties.

All of our periodic reports filed with the United States (U.S.) Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, through our website, fcx.com, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports. These reports and amendments are available through our website as soon as reasonably practicable after we electronically file or furnish such material to the SEC. Our website is for information only and the contents of our website or information connected thereto are not incorporated in, or otherwise to be regarded as part of, this Form 10-K.

References to “we,” “us” and “our” refer to Freeport-McMoRan Inc. (FCX) and its consolidated subsidiaries. References to “Notes” refer to the Notes to Consolidated Financial Statements included herein (refer to Item 8.), and references to “MD&A” refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk included herein (refer to Items 7. and 7A.). The following discussions include forward-looking statements that are not guarantees of future performance and actual results may differ materially (refer to Item 1A. “Risk Factors” and “Cautionary Statement” in MD&A for further discussion).

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

Our results for 2023 reflect strong operating performance, including achievement of a number of important initiatives to advance growth options, to position us for the future and aimed at enhancing value. Despite economic uncertainty, including rising costs, we continued to generate positive operating cash flows. We believe the actions we have taken in recent years to build a solid balance sheet and maintain flexible organic growth options while maintaining liquidity, will allow us to continue to execute our business plans in a prudent manner and preserve substantial future asset values.

We believe that we have a high-quality portfolio of long-lived copper assets that are positioned to generate long-term value, and we remain focused on executing our operating and investment plans. Our underground mining operations at the Grasberg minerals district in Indonesia continue to perform well, with copper and gold production increasing in each of the past three years, including achievement of multiple operating records during 2023. Furthermore, projects to expand our domestic smelting and refining capacity in Indonesia are progressing, with construction progress for these projects measured at over 90% at year-end 2023. We are also advancing a series of initiatives across our North America and South America operations to incorporate new applications, technologies and data analytics to our leaching processes. In fourth-quarter 2023, we achieved our initial run rate target of approximately 200 million pounds of copper per year through these initiatives.

For the year 2023, the London Metal Exchange (LME) copper settlement prices averaged $3.85 per pound, ranging from a high of $4.28 per pound in January to a low for the year of $3.54 per pound in May, and closing at $3.84 per pound on December 29, 2023. Current physical market conditions are strong as evidenced by low levels of global exchange stocks. We believe long-term fundamentals for copper are favorable and that future demand will be supported by copper’s role in the global transition to renewable power, electric vehicles and other carbon-reduction initiatives, continued urbanization in developing countries and growing connectivity globally.

Following are our ownership interests at December 31, 2023, in operating mines through our consolidated subsidiaries, Freeport Minerals Corporation (FMC) and PT Freeport Indonesia (PT-FI):

FCX
100%
FMC
48.76%[a]
PT-FI
100%
Varying Interests
North America:
Morenci[b]
Bagdad
Safford
Sierrita
Miami
Chino
Tyrone
Henderson
Climax
South America:
Cerro Verde (53.56%)
El Abra (51%)
Indonesia:
Grasberg minerals district

a.Refer to Note 3 for discussion of our conclusion to consolidate PT-FI.
b.FMC has a 72% undivided interest in Morenci via an unincorporated joint venture. Refer to Note 3 for further discussion.

Following is the allocation of our estimated consolidated recoverable proven and probable mineral reserves at December 31, 2023, by geographic location (refer to “Mining Operations” and “Mineral Reserves” for further discussion):

	Copper	Gold	Molybdenum
North America	43%	2%	80%	[a]
South America	29	—	20
Indonesia	28	98	—
	100%	100%	100%
a.Our Henderson and Climax molybdenum mines contain 18% of our estimated consolidated recoverable proven and probable molybdenum reserves, and our North America copper mines contain 62%.

In North America, we operate seven copper mines – Morenci, Bagdad, Safford (including Lone Star), Sierrita and Miami in Arizona, and Chino and Tyrone in New Mexico, and two molybdenum mines – Henderson and Climax in Colorado. In addition to copper, certain of our North America copper mines also produce molybdenum concentrate, gold and silver. In South America, we operate two copper mines – Cerro Verde in Peru and El Abra in Chile. In addition to copper, the Cerro Verde mine also produces molybdenum concentrate and silver. In Indonesia, PT-FI operates in the Grasberg minerals district. In addition to copper, the Grasberg minerals district also produces gold and silver.

Following is the allocation of our consolidated copper, gold and molybdenum production for the year 2023 by geographic location (refer to “Mining Operations” and MD&A for further information):

	Copper	Gold	Molybdenum
North America	32%	1%	73%	[a]
South America	29	—	27
Indonesia	39	99	—
	100%	100%	100%
a.Our Henderson and Climax molybdenum mines produced 36% of our consolidated molybdenum production, and our North America copper mines produced 37%.

Copper production from three of our mines, the Morenci mine in North America, the Cerro Verde mine in Peru and the Grasberg minerals district in Indonesia, together totaled 76% of our consolidated copper production in 2023.

The geographic locations of our operating mines are shown on the world map below.

HENDERSON, COLORADO
CLIMAX, COLORADO
CHINO, NEW MEXICO
TYRONE, NEW MEXICO
MORENCI, ARIZONA
BAGDAD, ARIZONA
SAFFORD/LONE STAR, ARIZONA
SIERRITA, ARIZONA
MIAMI, ARIZONA
CERRO VERDE, PERU
EL ABRA, CHILE
GRASBERG MINERALS DISTRICT, INDONESIA
COPPER
GOLD
MOLYBDENUM

COPPER, GOLD AND MOLYBDENUM

The following provides a summary of our primary natural resources – copper, gold and molybdenum. Refer to MD&A for further discussion of historical and current market prices of these commodities and Item 1A. “Risk Factors” for discussion of factors that can cause price fluctuations.

Copper
Copper is an internationally traded commodity, and its prices are determined by the major metals exchanges – the LME, Commodity Exchange Inc. (COMEX) and Shanghai Futures Exchange. Prices on these exchanges generally reflect the worldwide balance of copper supply and demand, and can be volatile and cyclical.

In general, demand for copper reflects the rate of underlying world economic growth, particularly in industrial production and construction. According to Wood Mackenzie, a widely followed independent metals market consultant, copper’s end-use markets (and their estimated shares of total consumption) are electrical applications (28%), construction (27%), consumer products (21%), transportation (13%) and industrial machinery (11%). We believe copper will continue to be essential in these basic uses as well as contribute significantly to new technologies for clean energy, to advance communications and to enhance public health. Examples of areas we believe will require additional copper in the future include: (i) high efficiency motors, which consume up to 75% more copper than a standard motor; (ii) electric vehicles, which consume up to four times the amount of copper in terms of weight compared to vehicles of similar size with an internal combustion engine, and require copper-intensive charging station infrastructure to refuel; and (iii) renewable energy such as wind and solar, which consume four to five times the amount of copper compared to traditional fossil fuel generated power.

Gold
Gold is used for jewelry, coinage and bullion as well as various industrial and electronic applications. Gold can be readily sold on numerous markets throughout the world. Benchmark prices are generally based on London Bullion Market Association (London) quotations.

Molybdenum
Molybdenum is a key alloying element in steel and the raw material for several chemical-grade products used in catalysts, lubrication, smoke suppression, corrosion inhibition and pigmentation. Molybdenum-based chemicals are used to produce high-purity molybdenum metal used in electronics such as flat-panel displays and in super alloys used in aerospace. Like copper, demand for molybdenum is positively impacted by new technologies for clean energy. Reference prices for molybdenum are available in several publications, but generally based on Platts Metals Daily.

PRODUCTS AND SALES

Our consolidated revenues for 2023 primarily included sales of copper (75%), gold (15%) and molybdenum (8%). For the three years ended December 31, 2023, there were no customers that accounted for 10% or more of our consolidated revenues in 2023, and the only customer that accounted for 10% or more of our consolidated revenues in both 2022 and 2021 was PT Smelting (PT-FI’s 39.5% owned copper smelter and refinery). Beginning January 1, 2023, PT-FI’s commercial arrangement with PT Smelting changed to a tolling arrangement and there are no further sales from PT-FI to PT Smelting (refer to Note 3 for further discussion). Refer to Note 16 for a summary of our consolidated revenues and operating income (loss) by business segment and geographic area.

Copper Products
We are one of the world’s leading producers of copper concentrate, cathode and continuous cast copper rod. During 2023, 51% of our mined copper was sold in concentrate, 27% as cathode and 22% as rod from our North America operations. The copper ore from our mines is generally processed either by smelting and refining or by solution extraction and electrowinning (SX/EW) as described below.

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

Copper cathode is also produced at Atlantic Copper (our wholly owned copper smelting and refining unit in Spain) and PT Smelting. Copper concentrate is smelted (i.e., subjected to extreme heat) to produce copper anode, which weighs between 700 and 900 pounds and has an average copper content of 99.5%. The anode is further treated by electrolytic refining to produce copper cathode, which weighs between 100 and 350 pounds and has an average copper content of 99.99%. Refer to “Smelting Facilities and Other Mining Properties” for further discussion of Atlantic Copper and PT Smelting.

Continuous Cast Copper Rod. We manufacture continuous cast copper rod at our facilities in El Paso, Texas and Miami, Arizona, primarily using copper cathode produced at our North America copper mines.

Copper Sales
North America. The majority of the copper produced at our North America copper mines and refined in our El Paso, Texas refinery is consumed at our rod plants to produce copper rod, which is then sold to wire and cable manufacturers. The remainder of our North America copper production is sold in the form of copper cathode or copper concentrate under U.S. dollar-denominated annual contracts. Generally, copper cathode is sold to rod, brass or tube fabricators. Cathode and rod contract prices are generally based on the prevailing COMEX monthly average settlement price for the month of shipment and include a premium. During 2023, our North America mines shipped 3% of their copper concentrate sales volumes to Atlantic Copper for smelting and refining, which was sold as copper cathode by Atlantic Copper.

South America. Production from our South America mines is sold as copper concentrate or copper cathode under U.S. dollar-denominated, annual and multi-year contracts. During 2023, our South America mines sold 74% of their copper production in concentrate and 26% as cathode. During 2023, 9% of our South America mines’ copper concentrate sales volumes were shipped to Atlantic Copper for smelting and refining, which was sold as copper cathode by Atlantic Copper.

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

Beginning in 2023, PT-FI’s commercial arrangement with PT Smelting changed from a concentrate sales agreement to a tolling arrangement. Under this arrangement, PT-FI pays PT Smelting a tolling fee to smelt and refine its concentrate and PT-FI retains title to all products for sale to third parties (i.e., there are no further sales to PT Smelting). PT-FI’s sale of copper cathodes under the tolling arrangement are priced in the month of shipment and are not subject to provisional pricing.

During 2023, PT-FI sold 75% of its copper production in concentrate and 25% as cathode. During 2023, PT-FI shipped 10% of its concentrate sales volumes to Atlantic Copper, which was sold as copper cathode by Atlantic Copper.

Substantially all of PT-FI’s copper concentrate sales contracts provide final pricing in a specified future month (generally one to four months from the shipment date) primarily based on quoted LME monthly average settlement copper prices. Revenues from PT-FI’s concentrate sales are recorded net of royalties, export duties, treatment charges and allowances for unrecoverable metals. Revenues from PT-FI’s cathode sales are recorded net of royalties.

Refer to Item 1A. “Risk Factors,” “Operations – Indonesia Mining” in MD&A and Notes 12, 13 and 14 for a discussion of Indonesia regulatory matters, including those related to export licenses, export duties and export proceeds.

Gold Products and Sales
We produce gold almost exclusively from our mines in the Grasberg minerals district. The gold we produce is primarily sold as a component of our copper concentrate or in anode slimes, which are a product of the smelting and refining process. Gold generally is priced at the average London price for a specified month near the month of shipment. Revenues from gold sold as a component of our copper concentrate are recorded net of treatment charges, royalties, export duties and allowances for unrecoverable metals. Revenues from gold sold in anode slimes are recorded net of royalties and refining charges.

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

GOVERNMENTAL REGULATIONS

Our operations are subject to a broad range of laws and regulations imposed by governments and regulatory bodies, both in the U.S. and internationally. These laws and regulations touch all aspects of our operations, the most significant of which include how we extract, process and explore for minerals and how we conduct our business, including laws and regulations governing matters such as mining rights, environmental and reclamation matters, climate change, occupational health and safety, and human rights. Compliance with these laws and regulations requires expenditures for the implementation, operation and maintenance of systems and programs, but has not had and is not expected to have a material adverse effect on our expenditures, results of operations or competitive position. We continuously monitor and strive to maintain compliance with changes in laws and regulations that impact our business.

Mining Rights
We conduct our mining and exploration activities pursuant to concessions granted by, or under contracts with, the host government in the countries where we operate. These countries include, among others, the U.S., Peru, Chile and Indonesia. Mining rights include our license to operate and involve our payment of applicable taxes and royalties to the host governments. The concessions and contracts are subject to the political risks associated with the host countries. For information about mining rights, governmental agreements, licenses to operate, and tax regulations and related matters refer to “Mining Operations” below, Item 1A. “Risk Factors” and Notes 3, 11, 12 and 13.

Environmental and Reclamation Matters
Our operations are subject to extensive and complex environmental laws and regulations governing the generation, storage, treatment, transportation and disposal of hazardous substances; solid waste disposal; air emissions; wastewater discharges; remediation, restoration and reclamation of environmental contamination, including mine closures and reclamation; protection of endangered and threatened species and designation of critical habitats; and other related matters. In addition, we must obtain regulatory permits and approvals to start, continue and expand operations. As a mining company, compliance with environmental, health and safety laws and regulations is an integral and costly part of our business. We conduct our operations in a manner that aims to protect public health and the environment. We believe our operations follow applicable laws and regulations in all material respects, and we have internal company policies that in some instances go beyond compliance with such laws and regulations.

At December 31, 2023, we had $1.9 billion recorded in our consolidated balance sheet for environmental obligations and $3.0 billion recorded for asset reclamation obligations. We incurred environmental capital expenditures and other environmental costs (including our joint venture partners’ shares) to comply with applicable environmental laws and regulations that affect our operations totaling $0.5 billion in 2023, $0.4 billion in 2022 and $0.3 billion in 2021. For 2024, we expect to incur approximately $0.6 billion of aggregate environmental capital expenditures and other environmental costs (including our joint venture partners’ shares). The timing and amounts of estimated payments could change as a result of changes in regulatory requirements, changes in scope and costs of reclamation activities, the settlement of environmental matters and the rate at which actual spending occurs on continuing matters.

For information about environmental laws and regulations at our global operations, including litigation and related costs, and reclamation matters, see below as well as Item 1A. “Risk Factors,” Item 3 “Legal Proceedings” and Notes 1, 12 and 13.
North America. United States. Laws such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA) and similar state laws may expose us to joint and several liability for environmental damages caused by our operations, or by previous owners or operators of properties we acquired or are currently operating or at sites where we previously sent materials for processing, recycling or disposal. We have substantial obligations for environmental remediation on mining properties previously owned or operated by FMC and certain of its affiliates.

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

Regulations have been considered at various governmental levels to increase financial responsibility requirements both for mine closure and reclamation. In 2019, legislation was enacted in Colorado that eliminates our ability to use parent company guarantees and requires proof of an end date for water treatment as a condition of permit issuance authorizing mining operations, with some exceptions for existing operations. In 2018, EPA concluded a rulemaking that considered the need for financial responsibility for hardrock mining operations under CERCLA by publishing its determination that it did not intend to require financial responsibility for the hardrock mining industry sector. In 2019, the District of Columbia Circuit upheld EPA’s decision. In connection with the presidential executive order issued in January 2021, EPA will review this final action, though the timing of its review is unknown. In 2023, a federal Interagency Working Group on mining laws, regulations and permitting led by the Department of the Interior (DOI) identified financial responsibility as one of many substantive reforms to federal mining laws and recommended reform and enhancement of laws, regulations and policies governing financial assurance, which if enacted, may impact other mining laws that may be applicable to us in the future.

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

New or revised environmental regulatory requirements are frequently proposed, many of which result in substantially increased costs for our business, including those regarding financial assurance discussed above and in Item 1A. “Risk Factors.” For example, in 2023, EPA amended its rule proposal to revise the standards for hazardous air pollutant emissions from primary copper smelters, including our Miami, Arizona smelter, which processes a significant portion of the copper concentrate produced by our North America copper mines. EPA continues to consider comments and collect additional data, and EPA’s final rule, expected by mid-2024, could impose additional requirements on our operations. We may be required to modify our systems or install additional equipment to address findings, new requirements or for other reasons, which could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

EPA and state agencies continue to consider regulations for man-made organic compounds that could be present in soil, groundwater and surface water at our existing and former operations. These regulations may include drinking water standards, hazardous waste requirements, and hazardous substance designations for Perfluorooctanesulfonic and Perfluorooctanoic acids. In 2023, EPA issued a draft toxicological assessment for inorganic arsenic. In January 2024, EPA announced that, effective immediately, it is lowering recommended screening levels for investigation and clean up of lead-contaminated soils. We are reviewing EPA’s guidance to understand possible ramifications to completed or ongoing work overseen by either EPA or state agencies. This EPA guidance and future changes to EPA’s lead and arsenic cleanup levels could result in material increases to our environmental reserves for ongoing residential property cleanup projects near former smelter sites.

In 2023, EPA and the U.S. Army Corps of Engineers issued a final rule to amend the final revised definition of the “waters of the United States.” Although future court decisions may further affect the scope of the final rule and legal challenges have already been successful, we may need federal authorization under the Clean Water Act to expand some of our operations.

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

Cerro Verde is subject to regulation under the Mine Closure Law administered by MINEM. Under the closure regulations, mines must submit a closure plan that includes the reclamation methods, closure cost estimates, methods of control and verification, closure and post-closure plans, and financial assurance. In compliance with the requirement for five-year updates, in 2023, Cerro Verde submitted its updated closure plan and cost estimates and received approval from MINEM in December 2023.

The Cerro Verde mine has developed and continues to implement detailed, comprehensive mine waste and tailings management programs to meet the applicable Peru waste regulations and our environmental management practices. These programs incorporate commitments included in the Environmental and Social Impact Studies and the Engineer of Record designs for the specific cases of tailings storage facilities and certain leach pad stockpiles. For any future projects, including for existing facilities, Cerro Verde also may be required by MINEM or the National Environmental Certification Service for Sustainable Investments to incur additional costs to comply with the requirements of new regulations that provide for the adequacy of the transportation and final disposal of tailings.

Chile. El Abra is subject to regulation under the Mine Closure Law administered by the Chile Mining and Geology Agency. El Abra submitted an updated closure plan and cost estimates in November 2018, and approval of the updated closure plan and cost estimates was received in August 2020. In compliance with the requirement for five-year updates, El Abra expects to submit an updated plan with closure cost estimates in 2025 unless a modification to the closure plan requires earlier submission.

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

In December 2018, Indonesia’s Ministry of Environment and Forestry (MOEF) issued a revised environmental permit to PT-FI to address certain operational activities that it alleged were inconsistent with earlier studies. PT-FI and the MOEF also established a new framework known as the Tailings Management Roadmap for continuous improvement in environmental practices at PT-FI’s operations, including initiatives that will examine options to potentially increase tailings retention and to evaluate large scale beneficial uses of tailings within Indonesia. The third-party expert nominated by MOEF to perform the framework evaluation submitted its report to the MOEF in June 2021. In 2023, PT-FI continued to work with MOEF on the Tailings Management Roadmap objectives. This included further reduction of non-tailings sediment entering the tailings management area, construction of permeable groins in the estuary portion of the tailings management area to increase sedimentation and reduce erosion, as well as continue pursuing additional beneficial uses of tailings in infrastructure and other projects.

Permitting continues to progress for certain facilities related to the expansion of underground mining production operations as well as for additional structures to increase retention of tailings within the approved lowlands tailings management areas. In 2020, PT-FI initiated a new environmental impact analysis (called an Analisis Mengenai Dampak Lingkungan or AMDAL) in preparation for the proposed activities associated with the transition from Grasberg surface to underground operations, and PT-FI completed the approval requirements of the AMDAL covering all support activities for the underground transition in 2023. In December 2023, PT-FI received technical approval for its tailings management activities. A second AMDAL submission covering additional underground activities is in the final stages of approval.

A detailed mine closure plan and five-year reclamation plan have been approved by Indonesia regulators as required by Indonesia law. In 2019, PT-FI completed and received approval on an updated mine closure plan to reflect Grasberg minerals district production operations until 2041. The plan is reviewed annually and required reclamation bonds are in place. In the future, additional approval will be required for the diversion of the Aghawagon/Otomona River out of the tailings management area at the end of the mine life.

Climate Change
In many of the jurisdictions in which we or our customers operate, governmental bodies are increasingly enacting legislation and regulations in response to the potential impacts of climate change. For example, as a result of the 2015 Paris Agreement, a number of governments, including the U.S. and Chile, have pledged “Nationally Determined Contributions” to control and reduce greenhouse gas emissions (GHG). Additionally, the pledges made as part of the 2021 Glasgow Climate Pact could result in further policy changes in many of the jurisdictions in which we operate. Further, several states in the U.S., including Colorado and New Mexico, have advanced goals reducing or eliminating fossil fuel-based energy production. Carbon tax legislation also has been adopted in jurisdictions where we operate, including Indonesia and the European Union (EU), and we expect that such carbon taxes and other carbon pricing mechanisms will increase over time.

Further, regulations that affect us also may include mandated corporate climate-related reporting. For example, in 2022, the SEC proposed new climate-related disclosure rules, which if finalized, could require new climate-related disclosures in SEC filings and audited financial statements, including certain climate-related metrics and GHG emissions data, information about climate-related targets and goals, transition plans, if any, and attestation requirements. In addition, Atlantic Copper is, and we expect to be, subject to the requirements of the EU’s Corporate Sustainability Reporting Directive, which will require additional disclosures across, among others, environmental and social topics, including climate change. We also may be subject to California’s Climate Corporate Data Accountability Act, Climate-Related Financial Risk Act and Voluntary Carbon Market Disclosures Act, which were enacted in 2023 (some of which are currently being legally challenged) and together will require reporting and third-party assurance of GHG emissions information for certain entities, climate-related financial risk reporting and disclosures regarding carbon reduction claims. Legislation similar to California’s is also under consideration in other states.

While it is not yet possible to reasonably estimate the nature, extent, timing and cost or other impacts of any future carbon pricing mechanisms, mandatory disclosures, other climate change regulatory programs or future legislative action that may be enacted, we anticipate that we will dedicate more resources and incur more costs to comply and remediate in response to legislative or regulatory changes.

For information about the risks posed by the potential impacts of climate change and related regulations, refer to Item 1A. “Risk Factors.”

Health and Safety
Our highest priority is the health, safety and well-being of our employees and contractors. We also work to promote our safety-first values with our suppliers and in the communities where we operate. We believe health and safety considerations are integral to, and fundamental for, all other functions in our organization, and we understand the health and safety of our workforce is critical to our operational efficiency and long-term success. We are subject to extensive U.S. and international regulation of worker health and safety, including the requirements of the U.S. Occupational Safety and Health Act and similar laws of other jurisdictions. For example, in the U.S., the operation of our mines is subject to regulation by the U.S. Mine Safety and Health Administration (MSHA) under the Federal Mine Safety and Health Act of 1977 (Mine Act). MSHA inspects our mines on a regular basis and issues citations and orders when it believes a violation has occurred under the Mine Act. Additionally, in the U.S., various state agencies have concurrent jurisdiction arising under state law that regulate worker health and safety in both our industrial facilities and mines. If regulatory inspections result in an alleged violation, we may be subject to fines and penalties and, in instances of alleged significant violations, our mining operations or industrial facilities could be subject to temporary or extended closures. Refer to Exhibit 95.1 to this Form 10-K for additional information regarding certain orders and citations issued by MSHA for our operations during the year ended December 31, 2023. For information about health and safety, refer to “Human Capital” below and Item 4. “Mine Safety Disclosures.”

Human Rights
We are dedicated to the recognition, respect and promotion of human rights wherever we do business. We are committed to respecting the rights of all people, including our employees, business partners, community members and others who potentially may be impacted by our business activities. We take this obligation seriously in all aspects of our business, and we expect the same of our business partners.

For information about human rights, refer to “Community and Human Rights” below.

COMPETITION

The top 10 producers of copper comprise approximately 41% of total worldwide mined copper production. For the year 2023, we ranked third among those producers, with approximately 6% of estimated total worldwide mined copper production on an attributable basis. We believe our competitive position is based on the size, quality and grade of our ore bodies and our ability to manage costs compared with other producers. We have a diverse portfolio of mining operations with varying ore grades and cost structures. Our costs are driven by the location, grade and nature of our ore bodies, and the level of input costs, including energy, labor and equipment. The metals markets are cyclical, and we believe our ability to maintain our competitive position over the long term is based on our ability to acquire and develop quality deposits (including the expansion of deposits at our existing mine sites); recruit, retain, develop and advance a skilled workforce; and to manage our costs.

MINING OPERATIONS

The Copper Mark
We demonstrate our responsible production performance through the Copper Mark, a comprehensive assurance framework developed specifically for the copper industry, and recently extended to other metals including molybdenum. To achieve the Copper Mark, each site is required to complete an independent external assurance process to assess conformance with 33 environmental, social and governance (ESG) criteria. Awarded sites must be revalidated every three years. We have achieved the Copper Mark and/or Molybdenum Mark, as applicable, at all of our sites globally.

ICMM
We are a founding member of the International Council on Mining & Metals (ICMM), an organization dedicated to a safe, fair and sustainable mining and metals industry, aiming continuously to strengthen ESG performance across the global mining and metals industry. As a member company, we are required to implement the 10 Mining Principles which define good ESG practices, and associated position statements, while also meeting 39 performance expectations and producing an externally verified sustainability report utilizing the Global Reporting Initiative Sustainability Reporting Standards subject to the ICMM Assurance & Validation Procedure.

Tailings Management
We dedicate substantial financial resources and internal and external technical resources to pursue the safe management of our tailings facilities and to reduce or eliminate the number of and potential consequences of credible failure modes. Our tailings management and stewardship program, which involves qualified external Engineers of Record and periodic oversight by Independent Tailings Review Boards and our Tailings Stewardship Team, conform with the tailings governance framework on preventing catastrophic failure of tailings storage facilities adopted by the ICMM. Further, our Tailings Management Policy outlines our continued commitment to managing our tailings responsibly and effectively across our sites globally. As an ICMM member and in accordance with our commitment in our Tailings Management Policy, we also have implemented the Global Industry Standard on Tailings Management (the Tailings Standard) for all tailings storage facilities with “Extreme” or “Very High” potential consequences based on “credible failure modes” and are committed to implementing the Tailings Standard by August 2025 for all other tailing storage facilities that have not been deemed “Safely Closed” (each as defined in the Tailings Standard). We believe we have the financial capacity to meet current estimated lifecycle costs, including estimated closure, post-closure and reclamation obligations associated with our tailings storage facilities. We continue to enhance our existing practices to strengthen the design, operation and closure of tailings storage facilities in an effort to reduce the risk of severe or catastrophic failure of those facilities.

Refer to Item 1A. “Risk Factors” for further discussion of the risks associated with our tailings management.

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

The Morenci operation consists of two concentrators with a milling design capacity of 132,000 metric tons of ore per day, which produce copper and molybdenum concentrate; a 72,500 metric ton-per-day, crushed-ore leach pad and stacking system; a low-grade run-of-mine (ROM) leaching system; four SX plants; and three EW tank houses that produce copper cathode. Total EW tank house capacity is approximately 900 million pounds of copper per year. Morenci’s available mining fleet consists of one hundred and forty-one 235-metric-ton haul trucks loaded by 13 electric shovels with bucket sizes ranging from 47 to 57 cubic meters. Morenci’s mining fleet is capable of moving an average of 785,000 metric tons of material per day. Our share of Morenci’s net property, plant, equipment (PP&E) and mine development costs at December 31, 2023, totaled $2.2 billion.

Morenci’s production, including our joint venture partners’ share, totaled 0.8 billion pounds of copper and 3 million pounds of molybdenum in 2023, 0.9 billion pounds of copper and 4 million pounds of molybdenum in 2022, and 0.9 billion pounds of copper and 5 million pounds of molybdenum in 2021.

Morenci is located in a desert environment with rainfall averaging 13 inches per year. The highest bench elevation is 1,900 meters above sea level and the ultimate pit bottom is expected to have an elevation of 760 meters above sea level. The Morenci operation encompasses approximately 61,700 acres, comprising 51,300 acres of fee lands and 10,400 acres of unpatented mining claims held on public mineral estate and numerous state or federal permits, easements and rights-of-way.

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

The Bagdad operation consists of a concentrator with a milling design capacity of 77,100 metric tons of ore per day that produces copper and molybdenum concentrate, a SX/EW plant that can produce approximately 9 million pounds per year of copper cathode from solution generated by low-grade stockpile leaching, and a pressure-leach plant to process molybdenum concentrate. The available mining fleet consists of thirty-five 235-metric-ton haul trucks loaded by 8 electric shovels with bucket sizes ranging from 30 to 48 cubic meters, which are capable of moving an average of 236,000 metric tons of material per day. In 2023, we announced a project to convert Bagdad’s fleet of haul trucks to become fully autonomous over the next three years. Bagdad’s net PP&E and mine development costs at December 31, 2023, totaled $0.8 billion.

Bagdad’s production totaled 146 million pounds of copper and 10 million pounds of molybdenum in 2023, 165 million pounds of copper and 9 million pounds of molybdenum in 2022, and 184 million pounds of copper and 9 million pounds of molybdenum in 2021.

We have a potential expansion project to more than double the concentrator capacity of the Bagdad operation. Bagdad’s reserve life currently exceeds 80 years and supports an expanded operation. In late 2023, we completed technical and economic studies, which indicated the opportunity to construct new concentrating facilities to expand capacity from 77,000 metric tons of ore per day to between 165,000 to 185,000 metric tons of ore per day. Estimated incremental project capital costs approximate $3.5 billion (excluding infrastructure that would be required in the long-range plans) and is expected to increase production by approximately 200-250 million pounds per year, which would more than double Bagdad’s current production. Expanded operations also are expected to provide improved efficiency and reduce unit net cash costs through economies of scale. Project economics indicate that the expansion would require an incentive copper price in the range of $3.50 to $4.00 per pound and would require approximately three to four years to complete. The decision to proceed and timing of the potential expansion will take into account overall copper market conditions, availability of labor and other factors, including progress on conversion of the existing haul truck fleet to autonomous and expanding housing alternatives to support long-range plans. In parallel, we are advancing activities for expanded tailings infrastructure projects required under long-range plans in order to advance the potential construction timeline. Refer to Item 1A. “Risk Factors” for further discussion.

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

Safford, including Lone Star

Our wholly owned Safford mine is an open-pit copper mining complex that has been in operation since 2007. Safford is located in Graham County, Arizona, 8 miles north of the town of Safford and 170 miles east of Phoenix. The site is accessible by a paved county road off U.S. Highway 70.

The Safford mine includes three copper deposits that have oxide mineralization overlaying primary copper sulfide mineralization. The predominant oxide copper minerals are chrysocolla and copper-bearing iron oxides with the predominant copper sulfide material being chalcopyrite. The only Safford deposit currently being mined is Lone Star, which began leaching operations in the second half of 2020 and production from oxide ores averaged 265 million pounds of copper per year over the past three years. We continue to advance plans to increase volumes to achieve 300 million pounds of copper per year from oxide ores, which reflects a continuing expansion of the initial design capacity of 200 million pounds of copper per year. Positive drilling conducted in recent years indicates opportunities to expand production to include sulfide ores in the future. We are completing metallurgical testing and mine development planning and expect to commence pre-feasibility studies during 2024 for a potential significant expansion.

Safford is a mine-for-leach operation that produces copper cathode. The operation consists of three open pits, of which only Lone Star is currently being mined, feeding a crushing facility with a design capacity of 103,500 metric tons of ore per day. The crushed ore is delivered to a leach pad by a series of overland and portable conveyors. Leach solutions feed a SX/EW facility with a capacity of 305 million pounds of copper per year. A sulfur burner plant is also in operation at Safford, providing a cost-effective source of sulfuric acid used in SX/EW operations. The available mining fleet consists of fifty-nine 235-metric-ton haul trucks loaded by 7 electric shovels with bucket sizes ranging from 34 to 47 cubic meters, which are capable of moving an average of 408,000 metric tons of material per day. Safford’s net PP&E and mine development costs at December 31, 2023, totaled $1.4 billion.

Safford’s copper production totaled 245 million pounds in 2023, 285 million pounds in 2022 and 265 million pounds in 2021.

Safford is located in a desert environment with rainfall averaging 10 inches per year. The highest bench elevation is 1,783 meters above sea level and the ultimate pit bottom is expected to have an elevation of 716 meters above sea level. The Safford operation encompasses approximately 78,300 acres, comprising 37,700 acres of fee lands and 40,600 acres of unpatented claims held on public mineral estate.

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

The Sierrita operation includes a concentrator with a milling design capacity of 100,000 metric tons of ore per day that produces copper and molybdenum concentrate. Sierrita also produces copper from a ROM oxide-leaching system. Cathode copper is plated at the Twin Buttes EW facility, which has a design capacity of approximately 50 million pounds of copper per year. The Sierrita operation also has molybdenum facilities consisting of a leaching circuit, two molybdenum roasters and a packaging facility. The molybdenum facilities process molybdenum concentrate produced by Sierrita, from our other mines and from third-party sources. The available mining fleet consists of twenty-four 235-metric-ton haul trucks loaded by 4 electric shovels with bucket sizes ranging from 34 to 56 cubic meters, which are capable of moving an average of 200,000 metric tons of material per day. Sierrita’s net PP&E and mine development costs at December 31, 2023, totaled $0.8 billion.

Sierrita’s production totaled 185 million pounds of copper and 18 million pounds of molybdenum in 2023, 184 million pounds of copper and 17 million pounds of molybdenum in 2022, and 189 million pounds of copper and 21 million pounds of molybdenum in 2021.

Sierrita is located in a desert environment with rainfall averaging 14 inches per year. The highest bench elevation is 1,387 meters above sea level and the ultimate pit bottom is expected to be 427 meters above sea level. The Sierrita operation, including the adjacent Twin Buttes site, encompasses approximately 47,700 acres, comprising 38,700 acres of fee lands including split estate lands and 9,000 acres of unpatented mining claims held on public mineral estate.

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

Since about 1915, the Miami mining operation had processed copper ore using both flotation and leaching technologies. The design capacity of the SX/EW plant is 200 million pounds of copper per year. Miami is no longer mining ore, but currently produces copper through leaching material already placed on stockpiles. Miami’s net PP&E and mine development costs at December 31, 2023, totaled $9 million.

Miami’s copper production totaled 12 million pounds in 2023, 11 million pounds in 2022 and 12 million pounds in 2021.

Miami is located in a desert environment with rainfall averaging 18 inches per year. The highest bench elevation is 1,390 meters above sea level and mining advanced the pit bottom to an elevation of 810 meters above sea level. Subsequent sloughing of material into the pit has filled it back to an elevation estimated to be 900 meters above sea level. The Miami operation encompasses approximately 14,800 acres, comprising 10,400 acres of fee lands and 4,400 acres of unpatented mining claims held on public mineral estate.

Miami receives electrical power through long-term contracts with the Salt River Project and natural gas through long-term contracts with El Paso Natural Gas as the transporter. We believe the Miami operation has sufficient water sources to support current operations. Refer to “Governmental Regulations” above and Item 1A. “Risk Factors” for further discussion.

Chino and Tyrone

Chino. Our wholly owned Chino mine is an open-pit copper mining complex that has been in operation since 1910. Chino is located in Grant County, New Mexico, approximately 15 miles east of Silver City, along State Highway 180. The mine is accessible by paved roads and by rail.

The Chino mine is a porphyry copper deposit with adjacent copper skarn deposits. There is leachable oxide, secondary sulfide and millable primary sulfide mineralization. The predominant oxide copper mineral is chrysocolla. Chalcocite is the most important secondary copper sulfide mineral, and chalcopyrite and molybdenite the dominant primary sulfides.

The Chino operation consists of a concentrator with a milling design capacity of 36,000 metric tons of ore per day that produces copper concentrate, and a 150 million pound-per-year SX/EW plant that produces copper cathode from solution generated by ROM leaching. The available mining fleet consists of nineteen 240-metric-ton haul trucks loaded by 3 electric shovels with bucket sizes ranging from 31 to 48 cubic meters, which are capable of moving an average of 180,000 metric tons of material per day. Chino’s net PP&E and mine development costs at December 31, 2023, totaled $0.5 billion.

Over the past three years, Chino has been operating at approximately 50% of capacity, with copper production totaling 141 million pounds in 2023, 130 million pounds in 2022 and 124 million pounds in 2021.

Chino is located in a desert environment with rainfall averaging 16 inches per year. The highest bench elevation is 2,250 meters above sea level and the ultimate pit bottom is expected to be 1,508 meters above sea level. The Chino operation encompasses approximately 127,800 acres, comprising 110,000 acres of fee lands and 17,800 acres of unpatented mining claims held on public mineral estate.

Chino receives electrical power from the Luna Energy facility and from the open market. We believe the Chino operation has sufficient water sources to support current operations. Refer to “Governmental Regulations” above and Item 1A. “Risk Factors” for further discussion.

Tyrone. Our wholly owned Tyrone mine is an open-pit copper mining complex and has been in operation since 1967. Tyrone is located in Grant County, New Mexico, 10 miles south of Silver City, along State Highway 90. The site is accessible by paved roads and by rail.

The Tyrone mine is a porphyry copper deposit. Mineralization is predominantly secondary sulfide consisting of chalcocite, with leachable oxide mineralization consisting of chrysocolla.

Copper processing facilities consist of a SX/EW operation with a maximum capacity of approximately 100 million pounds of copper cathode per year. The available mining fleet consists of nine 240-metric-ton haul trucks loaded by 1 electric shovel with a bucket size of 47 cubic meters, which is capable of moving an average of 108,000 metric tons of material per day. Tyrone’s net PP&E and mine development costs at December 31, 2023, totaled $0.1 billion.

Tyrone’s copper production totaled 51 million pounds in 2023, 59 million pounds in 2022 and 55 million pounds in 2021.

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

Tyrone receives electrical power from the Luna Energy facility and from the open market. We believe the Tyrone operation has sufficient water sources to support current operations. Refer to “Governmental Regulations” above and Item 1A. “Risk Factors” for further discussion.

Climax and Henderson

Henderson Mill
Henderson Mine
40
Town
Railway
Mine
Empire
Denver
70
9
70
Dillon
70
Climax Mine
91
Leadville
N
0 5 10
MILES
LOCATOR MAP
Denver
Colorado

Climax. Our wholly owned Climax mine is an open-pit molybdenum mine that is located 13 miles northeast of Leadville, Colorado, off Colorado State Highway 91 at the top of Fremont Pass. The mine is accessible by paved roads. Climax was placed on care and maintenance status by its previous owner in 1995 and, after being acquired by us, began commercial production in 2012.

The Climax ore body is a porphyry molybdenum deposit, with molybdenite as the primary sulfide mineral.

The Climax mine includes a 25,000 metric tons of ore per day mill facility. Climax has the capacity to produce approximately 30 million pounds of molybdenum per year. The available mining fleet consists of eleven 177-metric-ton haul trucks loaded by 2 hydraulic shovels with bucket sizes of 34 cubic meters, which are capable of moving an average of 90,000 metric tons of material per day. Climax’s net PP&E and mine development costs at December 31, 2023, totaled $1.3 billion.

Over the past three years, Climax has been operating at approximately 75% of capacity with molybdenum production totaling 17 million pounds in 2023, 21 million pounds in 2022 and 18 million pounds in 2021.

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

Climax operations receive electrical power through long-term contracts with Xcel Energy and natural gas supply with United Energy Trading (with Xcel as the transporter). We believe the Climax operation has sufficient water sources to support current operations. Refer to “Governmental Regulations” above and Item 1A. “Risk Factors” for further discussion.

Henderson. Our wholly owned Henderson molybdenum mining complex has been in operation since 1976. Henderson is located 42 miles west of Denver, Colorado, off U.S. Highway 40. Nearby communities include the towns of Empire, Georgetown and Idaho Springs. The Henderson mill site is located 15 miles west of the mine and is accessible from Colorado State Highway 9. The Henderson mine and mill are connected by a 10-mile conveyor tunnel under the Continental Divide and an additional 5-mile surface conveyor. The tunnel portal is located 5 miles east of the mill.

The Henderson mine is a porphyry molybdenum deposit, with molybdenite as the primary sulfide mineral.

The Henderson operation consists of a block-cave underground mining complex feeding a concentrator with a design capacity of approximately 32,000 metric tons per day. Henderson has the capacity to produce approximately 15 million pounds of molybdenum per year. The majority of the molybdenum concentrate produced is shipped to our Fort Madison, Iowa, processing facility. The available underground mining equipment fleet consists of fifteen 9-metric-ton load-haul-dump (LHD) units and seven 73-metric-ton haul trucks, which deliver ore to a gyratory crusher feeding a series of 3 overland conveyors to the mill stockpiles. Henderson’s net PP&E and mine development costs at December 31, 2023, totaled $0.2 billion.

Henderson’s molybdenum production totaled 13 million pounds in 2023 and 12 million pounds in both 2022 and 2021.

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

Henderson operations receive electrical power through long-term contracts with Xcel Energy and natural gas supply with United Energy Trading (with Xcel Energy as the transporter). We believe the Henderson operation has sufficient water sources to support current operations. Refer to “Governmental Regulations” above and Item 1A. “Risk Factors” for further discussion.

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

Cerro Verde is an open-pit copper and molybdenum mining complex that has been in operation since 1976. Cerro Verde is located 20 miles southwest of Arequipa, Peru. Prior to being acquired in 1994 by a predecessor of Phelps Dodge, the mine was previously operated by the Peru government. The property is located at latitude 16.53 degrees south and longitude 71.58 degrees west using the WGS 84 coordinate system. The site is accessible by paved highways. Cerro Verde’s copper cathode and concentrate production that is not sold locally is transported approximately 70 miles by truck and by rail to the Port of Matarani for shipment to international markets. Molybdenum concentrate is transported by truck to either the Ports of Callao or Matarani for shipment.

The Cerro Verde mine is a porphyry copper deposit that has oxide, secondary sulfide and primary sulfide mineralization. The predominant oxide copper minerals are brochantite, chrysocolla, malachite and copper “pitch.” Chalcocite and covellite are the most important secondary copper sulfide minerals. Chalcopyrite and molybdenite are the dominant primary sulfides.

Cerro Verde’s operation includes 2 concentrating facilities with an annual average permitted milling capacity of 409,500 metric tons of ore per day (and the ability to annually treat up to 5% more for a total of 430,000 metric tons of ore per day). As a result of several efficiency initiatives implemented over the past several years, in 2023, Cerro Verde’s 2 concentrators were able to achieve a combined average milling rate of 417,400 metric tons of ore per day in 2023. Cerro Verde also operates SX/EW leaching facilities, which have a production capacity of approximately 200 million pounds of copper per year. In 2023, Cerro Verde began to dismantle its crushed leach facility (which had a capacity of 39,000 metric tons of ore per day) as a result of pit expansion but continues to utilize its 100,000-metric-ton-per-day ROM leach system.

The available fleet consists of fifty-four 300-metric-ton haul trucks (1 of which is currently on standby), ninety-three 250-metric-ton haul trucks (10 of which are currently on standby) and 7 leased 380-metric-ton haul trucks loaded by 13 electric shovels with bucket sizes ranging from 33 to 57 cubic meters. This fleet is capable of moving an average of approximately 1,000,000 metric tons of material per day. Cerro Verde’s net PP&E and mine development costs at December 31, 2023, totaled $5.9 billion.

Cerro Verde’s production totaled 1.0 billion pounds of copper and 22 million pounds of molybdenum in 2023, 1.0 billion pounds of copper and 23 million pounds of molybdenum in 2022, and 0.9 billion pounds of copper and 21 million pounds of molybdenum in 2021.

Cerro Verde is located in a desert environment with rainfall averaging less than two inches per year and is in an active seismic zone. The highest bench elevation is 2,768 meters above sea level and the ultimate pit bottom is expected to be 1,538 meters above sea level. The Peru general mining law and Cerro Verde’s mining stability agreement grant the surface rights of mining concessions located on government land. Government land obtained after 1997 must be leased or purchased. Cerro Verde has a mining concession covering approximately 175,000 acres, including 62,000 acres of surface rights and access to 14,600 acres granted through an easement from the Peru National Assets Office, plus 151 acres of owned property, and 1,151 acres of rights-of-way outside the mining concession area leased from both government agencies and private parties.

Cerro Verde currently receives electrical power, including hydro-generated power, under long-term contracts with ElectroPeru and Engie Energia Peru S.A. During 2023, Cerro Verde entered into a new power purchase agreement that is expected to transition its electric power to fully renewable energy sources in 2026.

Water for our Cerro Verde processing operations comes from renewable sources through a series of storage reservoirs on the Río Chili watershed that collect water primarily from seasonal precipitation and from wastewater collected from the city of Arequipa and treated at a wastewater treatment plant operated by Cerro Verde. We believe the Cerro Verde operation has sufficient water sources to support current operations, but we are closely monitoring ongoing El Niño weather patterns. Refer to “Governmental Regulations” above and Item 1A. “Risk Factors” for further discussion.

El Abra

We have a 51% ownership interest in El Abra, and the remaining 49% interest is held by the state-owned copper enterprise Corporación Nacional del Cobre de Chile.

El Abra is an open-pit copper mining complex that has been in operation since 1996. El Abra is located 47 miles north of Calama in Chile’s El Loa province of the northern Chilean region of Antofagasta. The site is accessible by paved highways and by rail.

The El Abra mine is a porphyry copper deposit that has sulfide and oxide mineralization. The predominant primary sulfide copper minerals are bornite and chalcopyrite. There is a minor amount of secondary sulfide mineralization as chalcocite. The oxide copper minerals are chrysocolla and pseudomalachite. There are lesser amounts of copper bearing clays and tenorite.

The El Abra operation consists of a SX/EW facility with a capacity of 500 million pounds of copper cathode per year from a 125,000-metric-ton-per-day crushed leach circuit and a ROM leaching operation. The available fleet consists of twenty-three 242-metric-ton haul trucks loaded by 4 electric shovels with buckets ranging in size from 29 to 41 cubic meters, which are capable of moving 217,000 metric tons of material per day. El Abra’s net PP&E and mine development costs at December 31, 2023, totaled $0.8 billion.

El Abra’s copper production totaled 217 million pounds in 2023, 202 million pounds in 2022 and 160 million pounds in 2021. Higher mining and stacking activities at El Abra over the past two years resulted in the increase in production compared to 2021.

We have identified a large sulfide resource that would support a potential major mill project similar to the large-scale concentrator at Cerro Verde. Technical and economic studies continue to be evaluated to determine the optimal scope and timing for the sulfide project. Capital cost requirements are being updated to reflect current market conditions. We are evaluating water infrastructure alternatives to provide options to extend existing operations and support a future expansion, while continuing to monitor Chile’s regulatory and fiscal matters, as well as trends in capital costs for similar projects. In parallel, as part of the permitting process for the potential expansion, we are planning for a potential submission of an environmental impact statement during 2025, subject to ongoing stakeholder engagement and economic evaluations.

El Abra is located in a desert environment with rainfall averaging less than one inch per year and is in an active seismic zone. The highest bench elevation is 4,225 meters above sea level and the ultimate pit bottom is expected to be 3,385 meters above sea level. El Abra controls a total of approximately 183,900 acres of mining claims covering the ore deposit, stockpiles, process plant, and water wellfield and pipeline. In addition, El Abra has land surface rights for the road between the processing plant and the mine, the water wellfield, power transmission lines and for the water pipeline from the Salar de Ascotán aquifer.

El Abra currently receives electrical power under a long-term contract with Engie Energia Chile S.A. Water for our El Abra processing operations currently comes from the continued pumping of groundwater from the Salar de Ascotán aquifer pursuant to regulatory approval. We believe El Abra has sufficient water sources to support current operations, although we are evaluating options for water infrastructure alternatives to provide options to extend existing operations and support a future expansion. Refer to “Governmental Regulations” above and Item 1A. “Risk Factors” for further discussion.

Indonesia

Ownership. PT-FI is a limited liability company organized under the laws of the Republic of Indonesia. On December 21, 2018, we completed the transaction with the Indonesia government regarding PT-FI’s long-term mining rights and share ownership (the 2018 Transaction). Following the 2018 Transaction, we have a 48.76% share ownership in PT-FI and the remaining 51.24% share ownership is collectively held by PT Mineral Industri Indonesia (MIND ID), an Indonesia state-owned enterprise, and PT Indonesia Papua Metal Dan Mineral (formerly known as PT Indocopper Investama), which is expected to be owned by MIND ID and the provincial/regional government in Central Papua, Indonesia. Refer to Note 3 for further discussion of the economics related to the 2018 Transaction.

IUPK. Concurrent with closing the 2018 Transaction, the Indonesia government granted PT-FI a special mining license (IUPK) to replace its former Contract of Work, enabling PT-FI to conduct operations in the Grasberg minerals district through 2041. Under the terms of the IUPK, PT-FI has been granted an extension of mining rights through 2031, with rights to extend mining rights through 2041, subject to PT-FI completing the construction of additional domestic smelting and refining capacity in Indonesia and fulfilling its defined fiscal obligations to the Indonesia government. The IUPK, and related documentation, contains legal and fiscal terms and is legally enforceable through 2041. In addition, we, as a foreign investor, have rights to resolve investment disputes with the Indonesia government through international arbitration.

Given the long-term nature of planning for mining investments, the Indonesia government is updating regulations that would enable PT-FI to apply for an extension of its IUPK beyond 2041. An extension would enable continuity of large-scale operations and provide growth options through additional resource development opportunities in the Grasberg minerals district.

Refer to Item 1A. “Risk Factors” and Note 13 for discussion of PT-FI’s IUPK and risks associated with our Indonesia mining operations.

Indonesia Smelting and Refining Capacity. In connection with PT-FI’s 2018 agreement with the Indonesia government to secure the extension of its long-term mining rights, PT-FI agreed to expand its domestic smelting and refining capacity. At the end of 2023, progress of the Manyar smelter and precious metals refinery (PMR) (collectively, the Indonesia smelter projects) was measured at over 90%. Refer to “Smelting Facilities and Other Mining Properties” below, Item 1A. “Risk Factors,” MD&A and Notes 12 and 13 for additional discussion of the Indonesia smelter projects.

Grasberg Minerals District. PT-FI operates in the remote highlands of the Sudirman Mountain Range in the province of Central Papua, Indonesia, which is on the western half of the island of New Guinea. Since 1967, we and our predecessors have been the only operator of exploration and mining activities in the approximately 24,600-acre operating area. The operating area is accessible by coastal portsite facilities on the Arafura Sea and by the Timika airport. The project site is located at latitude 4.08 degrees south and longitude 137.12 degrees east using the WGS 84 coordinate system. The project area includes a 70-mile main service road from portsite to the mill complex. PT-FI’s net PP&E and mine development costs at December 31, 2023, totaled $19.1 billion.

Production from the Grasberg minerals district totaled 1.7 billion pounds of copper and 2.0 million ounces of gold in 2023, 1.6 billion pounds of copper and 1.8 million ounces of gold in 2022, and 1.3 billion pounds of copper and 1.4 million ounces of gold in 2021.

Over a multi-year investment period, PT-FI has successfully commissioned three large-scale underground mines in the Grasberg minerals district (Grasberg Block Cave, Deep Mill Level Zone (DMLZ) and Big Gossan), which provided 100% of production volumes. Milling rates for ore from these underground mines averaged 198,300 metric tons of ore per day in 2023, an approximate 3% increase from 192,600 metric tons of ore per day in 2022, and an approximate 31% increase from 151,600 metric tons of ore per day in 2021. PT-FI set a number of annual operating records during 2023, including total underground ore mined (and milled) and volume of concentrate produced. Production from these underground mines is expected to continue through 2041 and an extension of PT-FI’s operating rights beyond 2041 would extend the lives of these mines. Refer to Item 1A. “Risk Factors” for discussion of risks associated with development projects and underground mines.

In December 2023, PT-FI completed the installation of new milling facilities, which will enable PT-FI to further leverage the success of the underground mines and provide sustained large-scale production volumes. PT-FI is also advancing a mill recovery project with the installation of a new copper cleaner circuit that is expected to be completed in the second half of 2024 to provide incremental production of approximately 60 million pounds of copper and 40 thousand ounces of gold per year.

Our principal source of power for our Indonesia operations is a coal-fired power plant that we built in 1998. Diesel generators supply peaking and backup electrical power generating capacity. In 2023, PT-FI commissioned a dual-fuel power plant to support increased power requirements and diversify its energy sources. PT-FI is advancing plans to transition its existing energy source from coal to liquefied natural gas, which is expected to meaningfully reduce PT-FI’s Scope 1 GHG emissions at the Grasberg minerals district. The project includes investments in a new gas-fired combined cycle facility. Capital expenditures for the new facilities, to be incurred over the next four years, approximate $1 billion representing an incremental cost of $0.4 billion compared to previously planned investments to refurbish the existing coal units.

A combination of naturally occurring mountain streams and water derived from our underground operations provides water for our operations. Our Indonesia operations are in an active seismic zone and experience average annual rainfall of approximately 200 inches.

Grasberg Block Cave Underground Mine
The Grasberg Block Cave ore body is the same ore body historically mined from the surface in the Grasberg open pit. Undercutting, drawbell construction and ore extraction activities in the Grasberg Block Cave underground mine continue to track expectations. As of December 31, 2023, the Grasberg Block Cave underground mine had 425 open drawbells.

Ore milled from the Grasberg Block Cave underground mine averaged 117,300 metric tons per day in 2023, 103,300 metric tons per day in 2022 and 70,600 metric tons per day in 2021.

The Grasberg Block Cave fleet consists of approximately 870 pieces of mobile equipment. The primary mining equipment directly associated with production and development includes an available fleet of 98 LHD units and 22 haul trucks. Each production LHD unit typically carries approximately 11 metric tons of ore and transfers ore into the rail haulage system. The Grasberg Block Cave has a rail haulage system currently operating with 13 locomotives and 143 ore wagons that haul the ore to 3 gyratory crushers located underground via an automated rail system. Each ore wagon typically carries 35 metric tons. The crushed ore is conveyed to surface stockpiles for processing.

DMLZ Underground Mine
The DMLZ ore body lies below the Deep Ore Zone (DOZ) underground mine at the 2,590-meter elevation and represents the downward continuation of mineralization in the Ertsberg East Skarn system and neighboring Ertsberg porphyry.

Hydraulic fracturing operations have been effective in managing rock stresses and pre-conditioning the cave following mining-induced seismic activity experienced from time to time. As of December 31, 2023, the DMLZ underground mine had 132 open drawbells.

Ore milled from the DMLZ underground mine averaged 75,900 metric tons per day in 2023, 76,300 metric tons per day in 2022 and 58,000 metric tons per day in 2021.

The DMLZ fleet consists of 425 pieces of mobile equipment, which includes 60 LHD units and 33 haul trucks used in production and development activities. Each production LHD unit typically carries approximately 9 metric tons of ore and transfers ore into the truck haulage system. The haul trucks have a capacity of 55 to 60 metric tons and load ore from chutes fed by the LHDs and transfer it to one of two gyratory crushers. The crushed ore is conveyed to surface stockpiles for processing.

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

Ore milled from the Big Gossan underground mine averaged 7,900 metric tons per day in 2023, 7,600 metric tons per day in 2022 and 7,500 metric tons per day in 2021.

The Big Gossan fleet consists of 79 pieces of mobile equipment, which include 10 LHD units and 8 haul trucks used in development and production activities.

Kucing Liar Underground Mine
Long-term mine development activities are ongoing for PT-FI’s Kucing Liar deposit in the Grasberg minerals district, which is expected to produce over 7 billion pounds of copper and 6 million ounces of gold between 2029 and the end of 2041. An extension of PT-FI’s operating rights beyond 2041 would extend the life of the project. Pre-production development activities commenced in 2022 and are expected to continue over an approximate 10-year timeframe. Capital investments are estimated to average approximately $400 million per year over this period. At full operating rates of approximately 90,000 metric tons of ore per day, annual production from Kucing Liar is expected to approximate 560 million pounds of copper and 520 thousand ounces of gold, providing PT-FI with sustained long-term, large-scale and low-cost production. Kucing Liar will benefit from substantial shared infrastructure and PT-FI’s experience and long-term success in block-cave mining.

DOZ Underground Mine
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
DMLZ – Deep Mill Level Zone
Amole – Deep Grasberg/Kucing Liar Exploration
WAN – Wanagon Drainage and Conveyors

Smelting Facilities and Other Mining Properties
Manyar Smelter and Precious Metal Refinery. PT-FI is actively engaged in the construction of the Manyar smelter in Gresik, Indonesia. Construction progress of the Manyar smelter (with a capacity to process approximately 1.7 million metric tons of copper concentrate per year) is advancing on schedule with a target of May 2024 for mechanical completion, which will be followed by a ramp-up period through December 2024. Construction of the smelter has an estimated cost of $3.0 billion, including $2.8 billion for a construction contract (excluding capitalized interest, owner’s costs and commissioning) and $0.2 billion for investment in a desalination plant.

The PMR is being constructed to process gold and silver from the Manyar smelter and PT Smelting. Construction is in progress with commissioning expected during 2024. Current cost estimates total $665 million, reflecting updated costs for construction, materials, labor and engineering.

Atlantic Copper. Our wholly owned Atlantic Copper smelter and refinery is located on land concessions from the Huelva, Spain, port authorities, which are scheduled to expire in 2038.

The design capacity of the smelter is approximately 300,000 metric tons of copper per year, and the refinery has a capacity of 286,000 metric tons of copper per year. Atlantic Copper’s anode production from its smelter totaled 261,900 metric tons of copper in 2023, 215,000 metric tons in 2022 and 278,600 metric tons in 2021. Copper cathode production from its refinery totaled 260,300 metric tons of copper in 2023, 218,400 metric tons in 2022 and 277,000 metric tons in 2021.

During 2023, Atlantic Copper purchased 40% of its concentrate from our copper mining operations (20% from PT-FI, 17% from South America mining and 3% from the North America copper mines) and 60% from third parties.

Atlantic Copper completed a 78-day major maintenance turnaround in 2022. Atlantic Copper’s major maintenance turnarounds typically occur approximately every eight years, with shorter-term maintenance turnarounds in the interim.

Atlantic Copper is developing an e-material recycling project as a result of the significant and continued
growth in electronic waste material. Atlantic Copper’s existing smelting and refining facilities provide synergies to recycle this type of material, and the project, which is expected to commence operations in 2025, would include an addition of a smelting furnace and associated equipment to recover copper, gold, silver, palladium, tin, nickel and platinum from electronic materials. Atlantic Copper estimates that the initial project capital will approximate $345 million.

PT Smelting. PT Smelting, an Indonesia company, owns a copper smelter and refinery in Gresik, Indonesia. On April 30, 2021, PT-FI acquired an additional 14.5% of the outstanding common stock of PT Smelting, increasing its ownership interest to 39.5%. Mitsubishi Materials Corporation (MMC) owns the remaining 60.5% and serves as the operator of PT Smelting.

In November 2021, PT-FI completed agreements with MMC to implement the expansion of PT Smelting’s capacity by 30% to 1.3 million metric tons of copper concentrate per year. In December 2023, the project was successfully completed on time and within budget. The project was funded by PT-FI with borrowings that are expected to convert to equity in 2024, increasing PT-FI’s ownership in PT Smelting to approximately 65%. Refer to Note 3 for further discussion.

Beginning in 2023, PT-FI’s commercial arrangement with PT Smelting changed from a copper concentrate sales agreement to a tolling arrangement. Under the arrangement, PT-FI pays PT Smelting a tolling fee (which PT-FI records as production costs in the consolidated statements of income) to smelt and refine its copper concentrate and PT-FI retains title to all products for sale to unaffiliated third parties (i.e., there are no further sales to PT Smelting). Refer to MD&A and Note 3 for further discussion.

PT Smelting’s anode production from its smelter totaled 251,300 metric tons of copper in 2023, 316,700 metric tons in 2022 and 280,400 metric tons in 2021. Copper cathode production from its refinery totaled 212,000 metric tons of copper in 2023, 268,400 metric tons in 2022 and 256,900 metric tons in 2021.

PT Smelting’s major scheduled maintenance turnarounds (which approximate 30 days to complete) are expected to occur every two years, with short-term maintenance turnarounds in the interim. PT Smelting completed an 18-day maintenance turnaround during October 2022, a 72-day shutdown in July 2023 associated with its expansion project and a 7-day shutdown in November 2023 to complete final tie-in of the expansion project. The next maintenance turnaround is scheduled for mid-year 2025.

Miami Smelter. We own and operate a smelter at our Miami mining operation in Arizona. The smelter has been operating for over 100 years and has been upgraded numerous times during that period to implement new technologies, improve production and comply with air quality requirements.

The Miami smelter processes copper concentrate primarily from our North America copper mines. Concentrate processed through the smelter totaled 810,900 metric tons in 2023, 781,000 metric tons in 2022 and 674,000 metric tons in 2021, and copper anode production from the smelter totaled 222,000 metric tons in 2023, 202,000 metric tons in 2022 and 194,000 metric tons in 2021. In addition, because sulfuric acid is a by-product of smelting concentrate, the Miami smelter is also the most significant source of sulfuric acid for our North America leaching operations.

Major maintenance turnarounds are anticipated to occur approximately every three years for the Miami smelter. We performed a major maintenance turnaround during 2021. The next major maintenance turnaround is scheduled for mid-year 2025.

Rod & Refining Operations. Our Rod & Refining operations consist of conversion facilities located in North America, including a refinery in El Paso, Texas, and rod mills in El Paso, Texas and Miami, Arizona. We refine our copper anode production from our Miami smelter at our El Paso refinery. The El Paso refinery has the potential to operate at an annual production capacity of approximately 410,000 metric tons of copper cathode, which is sufficient to refine all of the copper anode we produce at our Miami smelter. Copper cathode production from the El Paso refinery totaled 217,800 metric tons in 2023, 208,900 metric tons in 2022 and 187,300 metric tons in 2021. Our El Paso refinery also produces nickel carbonate, copper telluride and autoclaved slimes material containing gold, silver, platinum and palladium.

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

Other North America Copper Mines. We have five non-operating copper mines – Ajo, Bisbee, Tohono, Twin Buttes and Christmas, which are located in Arizona – that have been on care and maintenance status for several years and would require new or updated environmental studies, new permits, and additional capital investment, which could be significant, to return them to operating status.

MINING DEVELOPMENT PROJECTS AND EXPLORATION ACTIVITIES

In 2023, capital expenditures totaled $4.8 billion (including $1.8 billion for major mining projects – primarily for underground development activities in the Grasberg minerals district – and $1.7 billion for Indonesia smelter projects).

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

Additionally, full development of PT-FI’s underground mineral reserves at the Grasberg minerals district is expected to require approximately $6 billion (most will be incurred over the next 11 years) of capital expenditures at our processing facilities to optimize the handling of underground ore from the Grasberg Block Cave, DMLZ and Kucing Liar deposits. Increases in power loads at these processing facilities and the underground mines are expected to require additional power generation and as such, PT-FI is planning investments in a new gas-fired combined cycle facility. Capital expenditures for the new power generation facilities, to be incurred over the next four years, approximate $1 billion which represents an incremental cost of $0.4 billion compared to previously planned investments to refurbish the existing coal units. Refer to “Mining Operations” for further discussion.

In 2023, exploration spending associated with our mining operations totaled $112 million. Our mining exploration activities are primarily associated with our existing mines, focusing on opportunities to expand mineral reserves and resources to support development of additional future production capacity. Exploration results continue to indicate opportunities for significant future potential reserve additions at our existing properties in North America and South America.

Refer to Item 1A. “Risk Factors” for further discussion of risks associated with mine development projects and exploration activities, and PT-FI’s IUPK.

SOURCES AND AVAILABILITY OF ENERGY, NATURAL RESOURCES AND RAW MATERIALS

Our copper mining operations require significant amounts of energy, principally diesel, electricity, coal and natural gas, most of which is obtained from third parties under long-term contracts. Energy represented 19% of our copper mine site operating costs in 2023, including purchases of approximately 250 million gallons of diesel fuel; approximately 8,650 gigawatt hours of electricity at our North America and South America copper mining operations (we generate all of our power at our Indonesia mining operation); approximately 700 thousand metric tons of coal for our coal power plant in Indonesia; and approximately 2 million MMBtu (million British thermal units) of natural gas at certain of our North America mines. Based on current cost estimates, energy is expected to approximate 20% of our copper mine site operating costs in 2024.

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

For further discussion of risks associated with various input costs, refer to Item 1A. “Risk Factors.”

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

Workforce
At December 31, 2023, we had approximately 27,200 employees (13,000 in North America, 6,700 in South America, 6,400 in Indonesia and 1,100 in Europe and other locations). We also had contractors that employed personnel at many of our operations at various times throughout 2023, including approximately 56,000 in Indonesia (approximately 32,000 at the Manyar smelter development site and approximately 24,000 at the Grasberg Minerals District), 20,100 in North America, 6,800 at our South America mining operations and 2,500 in Europe and other locations. Certain of these contractors work on projects that are temporary in nature and fluctuate from year to year.

Approximately 29% of our global employee population is covered by collective labor agreements (CLAs). In North America, our workforce is not covered by a CLA. Rather, our hourly, full-time employees at our active North America sites elect to work directly with management using our Guiding Principles, which outline how we work together to achieve our collective goals within the values of the company.

Employees covered by CLAs on December 31, 2023, are listed below, with the number of employees covered and the expiration date of the applicable CLA:

Location	Number of Unions	Number of Employees Covered by a CLA	Expiration Date

PT-FI – Indonesia	3	3,008	March 2024
Cerro Verde – Peru	2	3,470	August 2024 and August 2025
El Abra – Chile	2	900	April 2026
Atlantic Copper – Spain	3	523	December 2022	[a]
Rotterdam – The Netherlands	1	53	March 2025
Stowmarket – United Kingdom	1	38	May 2026
a.The CLA between Atlantic Copper and its three unions expired in December 2022, but has been extended indefinitely and remains active by mutual agreement from both parties while a new agreement is negotiated.
We seek to openly engage with our employees directly, and where applicable, our union leadership to negotiate and uphold labor agreements. We recognize labor disruptions, such as prolonged strikes or other work stoppages, can adversely affect our business operations, our workforce and regional stakeholders. In 2023, there were no strikes or lockouts at any of our operations.

Health and Safety
Our highest priority is the health, safety and well-being of our employees and contractors. We also work to promote our safety-first values with our suppliers and in the communities where we operate. We believe health and safety considerations are integral to, and fundamental for, all other functions in our organization, and we understand the health and safety of our workforce is critical to our operational efficiency and long-term success. Our global health and safety strategy, “Safe Production Matters,” is focused on fatality prevention, eliminating systemic root causes of incidents and continuous improvement through robust management systems, which are supported by leaders empowering our teams to work safely. Foundational to our Safe Production Matters strategy is our Fatal Risk Management (FRM) program. The goal of our FRM program is to achieve zero workplace fatalities by raising awareness to fatal risks and the measures necessary to mitigate them.

We further seek to prevent fatalities by leveraging technology to support safe work practices in the field and data analytics to identify opportunities for improvement. Our framework for managing risks and compliance obligations is certified company-wide in accordance with the ISO 45001 Health and Safety Management System (ISO 45001), most recently certified in January 2023. ISO 45001 requires third-party site-level verification of requirements, with an overall goal of preventing fatalities and reducing safety incidents.

As part of our commitment to providing a healthy and safe workplace, we strive to provide the training, tools and resources needed so our workforce can identify risks and consistently apply effective controls. We share information and key learnings about potential fatal events (PFEs) and best practices throughout the company, and we engage with industry peers and professional organizations to learn and continuously improve our health and safety program. We also review and discuss all fatal incident investigations with the CRC and the Board.

Our objective is to achieve zero workplace fatalities and to decrease injuries and occupational illnesses. We measure our safety performance through regularly established benchmarks, including the industry-established Total Recordable Incident Rate (TRIR), and our company-established PFEs, both of which include employees and contractors company-wide. Regrettably, we had one work-related fatality in each of 2023 and 2022. In addition, we had 46 PFEs in 2023 and 30 PFEs in 2022. Our TRIR per 200,000 man-hours worked was 0.60 in 2023 and 0.77 in 2022.

In addition to a traditional focus on safety, we aim to support the overall health and well-being of our workforce by providing access to health and wellness resources, and offering opportunities for flexible work schedules, where practicable, among other efforts.

Employee Engagement, Training and Development
In addition to the health, safety and well-being of our global workforce, we have prioritized retaining a flexible, highly engaged and agile workforce. A key to our success is the ability to recruit, retain, develop and advance talented employees with diverse perspectives. We continued to face challenges in 2023 with an increasingly competitive and tight labor market, particularly in North America, and we remain committed to assessing our recruitment and training and development programs to adapt to the changing labor market and our employee needs.

We are committed to ongoing training and development of our workforce. We focus on recruiting and retaining talented people by offering quality employment with competitive compensation and benefits, which support our efforts in the tight labor markets. We also offer opportunities for professional development and advancement. Strategic talent reviews and succession planning occur regularly and across all business areas. To support the advancement of our employees, we offer training and development programs encouraging advancement from within and continue to promote strong and experienced management talent. We leverage both formal and informal programs to identify, foster and retain top talent at both the corporate and operations levels. We expect our talent management processes and corresponding training and development programs will continue to mature and evolve in line with our commitment to continuous improvement.

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

We are often the largest employer in our local communities and hiring locally is a commitment we make to the host communities surrounding our operations and to our host countries. As of December 31, 2023, the vast majority of our employees are from the countries where we operate. We retain expatriate expertise for managerial and technical roles when we determine the required expertise is not available in local communities. Expatriates receive cultural training upon their arrival to a new location.

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

We are also committed to providing equal pay for equal work regardless of gender, race, ethnicity or any other characteristic protected by applicable law. We periodically conduct internal compensation reviews to identify and address, as appropriate, possible pay gaps, which cannot be explained through performance, distribution of jobs, experience, time in role and other legitimate business-related factors.

In addition to our Inclusion and Diversity Policy, our inclusion and diversity principles align with our core values of safety, respect, integrity, excellence and commitment, and are incorporated into our Principles of Business Conduct and other related policies. We have dedicated human resources team members to focus on inclusion and diversity initiatives and a cross-functional inclusion and diversity leadership team to help guide the strategy and direction of our inclusion and diversity programs. To help incentivize continued progress by our executive team, workforce performance metrics to support safety and inclusion and diversity priorities, among other things, have also been integrated into executive compensation, contributing to the sustainability component of our performance-based annual incentive program.

Additional information regarding our activities related to our people, including our workforce diversity data (such as our U.S. Employee EEO-1 report data), can be found in our Annual Report on Sustainability, which is available on our website and is updated annually.

Refer to Item 1A. “Risk Factors” for further information on human capital matters.

COMMUNITY AND HUMAN RIGHTS

We have adopted policies that govern our working relationships with the communities where we operate and that are designed to guide our practices and programs in a manner that respects human rights and the culture of the local people impacted by our operations. In addition, global regulations with regard to human rights and environmental due diligence in supply chains require us to identify, and to prevent, or at least mitigate, adverse impacts on human rights and the environment.

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

Our Human Rights Policy reflects our commitment to implementing the United Nations Guiding Principles on Business and Human Rights. We conduct site-level human rights impact assessments (HRIAs) at our global operations, which help us to embed human rights considerations into our business practices. We completed HRIAs at our PT-FI Grasberg operations in 2023, Arizona operations in 2022, El Abra in 2021, New Mexico operations in 2018 and Cerro Verde in 2017. In 2023, we initiated a second HRIA at Cerro Verde, which is expected to be completed later in 2024, and we initiated the planning phase for HRIAs at the Manyar smelter and our Colorado operations. We continue to participate in a multi-industry human rights working group to gain insight from peer companies and experts in the field to learn how best practices are evolving.

We believe that our social and economic development programs are responsive to the issues raised by the local communities near our areas of operation and help us maintain good relations with the surrounding communities and avoid disruptions of mining operations. As part of our ongoing commitment to our community stakeholders, we have made and expect to continue making investments in certain social programs, including in-kind support and administration, across our global operations from time to time. Over the last three years, these investments have averaged $170 million per year. Nevertheless, social and political instability in the areas of our operations may adversely impact our mining operations. Refer to Item 1A. “Risk Factors” for further discussion.

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

Security Matters. Consistent with our operating permits in Peru and our commitment to protect our employees and property, we have taken steps to provide a safe and secure working environment. As part of its security program, Cerro Verde maintains its own internal security department. Both employees and contractors perform functions such as protecting company facilities, monitoring shipments of supplies and products, assisting in traffic control and aiding in emergency response operations. The security department receives human rights and Voluntary Principles training annually. Cerro Verde’s costs for its internal civilian security department totaled approximately $8 million in 2023 and $7 million for both of the years 2022 and 2021.

Cerro Verde, like all businesses and residents of Peru, relies on the Peru government for the maintenance of public order, upholding the rule of law and the protection of personnel and property. The Peru government is responsible for employing police personnel and directing their operations. Cerro Verde has limited public security forces in support of its operation, with the arrangement defined through an Inter-institutional Cooperation Agreement with the Peru National Police. Cerro Verde’s share of support costs for government-provided security approximated $1 million in each of the years 2023, 2022 and 2021. Refer to Item 1A. “Risk Factors” for further discussion of security risks in Peru.

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

PT-FI is committed to the continued funding of YPMAK programs and the land rights trust funds, as well as for other local-community development initiatives through 2041 and has made and expects to continue making annual investments in public health, education, and local economic development. PT-FI recorded charges totaling $123 million in both 2023 and 2022 and $109 million in 2021 to cost of sales for social and economic development programs.

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

PT-FI’s costs for its internal civilian security department totaled $51 million in 2023 and $50 million in both 2022 and 2021.

PT-FI, like all businesses and residents of Indonesia, relies on the Indonesia government for the maintenance of public order, upholding the rule of law and protection of personnel and property. The Grasberg minerals district has been designated by the Indonesia government as one of Indonesia’s vital national assets. This designation results in the police and, to a lesser extent, the military playing a significant role in protecting the area of our operations. The Indonesia government is responsible for employing police and military personnel and directing their operations.

From the outset of PT-FI’s operations, the Indonesia government has looked to PT-FI to provide logistical and infrastructure support and assistance for these necessary services because of the limited resources of the Indonesia government and the remote location of and lack of development in Central Papua. PT-FI’s financial support of the Indonesia government security institutions assigned to PT-FI’s operations area represents a prudent response to PT-FI’s requirements and commitments to protect its workforce and property better ensuring that personnel are properly fed and lodged and have the logistical resources to patrol PT-FI’s roads and secure its area of operations. In addition, the provision of such support is consistent with our philosophy of responsible corporate citizenship and reflects our commitment to pursue practices that protect and respect human rights.

PT-FI’s support costs for the government-provided security totaled $25 million in 2023, 2022 and 2021. This supplemental support consists of various infrastructure and other costs, including food, housing, fuel, travel, vehicle repairs, allowances to cover incidental and administrative costs, and community assistance programs conducted by the military and police. Refer to Item 1A. “Risk Factors” for further discussion of security risks in Indonesia.

MINING PRODUCTION AND SALES DATA

	Years Ended December 31,
	Production			Sales
COPPER (millions of recoverable pounds)	2023	2022	2021	2023		2022		2021
(FCX’s net interest in %)
North America
Morenci (72%)[a]	575	636	631	578		639		632
Safford (100%)	245	285	265	250		281		252
Sierrita (100%)	185	184	189	183		186		187
Bagdad (100%)	146	165	184	148		169		185
Chino (100%)	141	130	124	143		127		114
Tyrone (100%)	51	59	55	53		59		53
Miami (100%)	12	11	12	12		11		13
Other (100%)	(5)	(3)	—	(6)		(3)		—
Total North America	1,350	1,467	1,460	1,361		1,469		1,436
South America
Cerro Verde (53.56%)	985	974	887	988		964		888
El Abra (51%)	217	202	160	212		198		167
Total South America	1,202	1,176	1,047	1,200		1,162		1,055
Indonesia
Grasberg minerals district (48.76%)[b]	1,660	1,567	1,336	1,525		1,582		1,316
Consolidated	4,212	4,210	3,843	4,086	[c]	4,213	[c]	3,807	[c]
Less noncontrolling interests	1,414	845	741	1,344		840		741
Net	2,798	3,365	3,102	2,742		3,373		3,066
Average realized price per pound				$3.85		$3.90		$4.33
GOLD (thousands of recoverable ounces)
(FCX’s net interest in %)
North America (100%)	15	13	11	16		12		11
Indonesia (48.76%)[b]	1,978	1,798	1,370	1,697		1,811		1,349
Consolidated	1,993	1,811	1,381	1,713		1,823		1,360
Less noncontrolling interests	952	337	257	808		339		252
Net	1,041	1,474	1,124	905		1,484		1,108
Average realized price per ounce				$1,972		$1,787		$1,796
MOLYBDENUM (millions of recoverable pounds)
(FCX’s net interest in %)
Climax (100%)	17	21	18	N/A		N/A		N/A
Henderson (100%)	13	12	12	N/A		N/A		N/A
North America copper mines (100%)[a]	30	29	34	N/A		N/A		N/A
Cerro Verde (53.56%)	22	23	21	N/A		N/A		N/A
Consolidated	82	85	85	81		75		82
Less noncontrolling interest	10	11	10	10		10		9
Net	72	74	75	71		65		73
Average realized price per pound				$24.64		$18.71		$15.56
a.Amounts are net of Morenci’s joint venture partners’ undivided interest.
b.Our economic interest in PT-FI is 48.76% and prior to 2023, it approximated 81% (refer to Note 3 for further discussion).
c.Consolidated sales volumes exclude purchased copper of 103 million pounds in 2023, 124 million pounds in 2022 and 173 million pounds in 2021.

SELECTED OPERATING DATA

	Years Ended December 31,
	2023	2022	2021	2020	2019
CONSOLIDATED MINING
Copper (millions of recoverable pounds)
Production	4,212	4,210	3,843	3,206	3,247
Sales, excluding purchases	4,086	4,213	3,807	3,202	3,292
Average realized price per pound	$3.85	$3.90	$4.33	$2.95	$2.73
Gold (thousands of recoverable ounces)
Production	1,993	1,811	1,381	857	882
Sales, excluding purchases	1,713	1,823	1,360	855	991
Average realized price per ounce	$1,972	$1,787	$1,796	$1,832	$1,415
Molybdenum (millions of recoverable pounds)
Production	82	85	85	76	90
Sales, excluding purchases	81	75	82	80	90
Average realized price per pound	$24.64	$18.71	$15.56	$10.20	$12.61

NORTH AMERICA COPPER MINES
Operating Data, Net of Joint Venture Interests[a]
Copper (millions of recoverable pounds)
Production	1,350	1,467	1,460	1,418	1,457
Sales, excluding purchases	1,361	1,469	1,436	1,422	1,442
Average realized price per pound	$3.93	$4.08	$4.30	$2.82	$2.74
Molybdenum (millions of recoverable pounds)
Production	30	29	34	33	32
100% Operating Data
Leach operations
Leach ore placed in stockpiles (metric tons per day)	692,000	676,400	665,900	714,300	750,900
Average copper ore grade (%)	0.23	0.29	0.29	0.27	0.23
Copper production (millions of recoverable pounds)	941	1,019	1,056	1,047	993
Mill operations
Ore milled (metric tons per day)	308,500	294,200	269,500	279,700	326,100
Average ore grade (%):
Copper	0.32	0.37	0.38	0.35	0.34
Molybdenum	0.02	0.02	0.03	0.02	0.02
Copper recovery rate (%)	81.8	81.8	81.2	84.1	87.0
Copper production (millions of recoverable pounds)	633	695	649	647	748

SOUTH AMERICA MINING
Copper (millions of recoverable pounds)
Production	1,202	1,176	1,047	979	1,183
Sales	1,200	1,162	1,055	976	1,183
Average realized price per pound	$3.82	$3.80	$4.34	$3.05	$2.71
Molybdenum (millions of recoverable pounds)
Production	22	23	21	19	29
Leach operations
Leach ore placed in stockpiles (metric tons per day)	191,200	163,000	163,900	160,300	205,900
Average copper ore grade (%)	0.35	0.35	0.32	0.35	0.37
Copper production (millions of recoverable pounds)	317	302	256	241	268
Mill operations
Ore milled (metric tons per day)	417,400	409,200	380,300	331,600	393,100
Average ore grade (%):
Copper	0.34	0.32	0.31	0.34	0.36
Molybdenum	0.01	0.01	0.01	0.01	0.02
Copper recovery rate (%)	81.3	85.3	87.3	84.3	83.5
Copper production (millions of recoverable pounds)	885	874	791	738	916
a.Amounts are net of Morenci’s joint venture partners’ undivided interest.

SELECTED OPERATING DATA (Continued)

	Years Ended December 31,
	2023	2022	2021	2020	2019
INDONESIA MINING
Copper (millions of recoverable pounds)
Production	1,660	1,567	1,336	809	607
Sales	1,525	1,582	1,316	804	667
Average realized price per pound	$3.81	$3.80	$4.34	$3.08	$2.72
Gold (thousands of recoverable ounces)
Production	1,978	1,798	1,370	848	863
Sales	1,697	1,811	1,349	842	973
Average realized price per ounce	$1,972	$1,787	$1,796	$1,832	$1,416
Mill operations
Ore milled (metric tons per day)	198,300	192,600	151,600	87,700	110,100
Average ore grade:
Copper (%)	1.22	1.19	1.30	1.32	0.84
Gold (grams per metric ton)	1.12	1.05	1.04	1.10	0.93
Recovery rates (%):
Copper	89.7	90.0	89.8	91.9	88.4
Gold	77.9	77.7	77.0	78.1	75.0

MOLYBDENUM MINES
Ore milled (metric tons per day)	27,900	26,100	21,800	20,700	30,100
Average molybdenum ore grade (%)	0.15	0.18	0.19	0.17	0.14
Molybdenum production (millions of recoverable pounds)	30	33	30	24	29

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

Estimated recoverable proven and probable mineral reserves at December 31, 2023, were determined using metal price assumptions of $3.00 per pound for copper, $1,500 per ounce for gold and $12 per pound for molybdenum. For the three-year period ended December 31, 2023, LME copper settlement prices averaged $4.02 per pound, London PM gold prices averaged $1,846 per ounce and the weekly average price for molybdenum quoted by Platts Metals Daily averaged $19.62 per pound.

The estimated recoverable proven and probable mineral reserves presented in the table below represent the estimated metal quantities from which we expect to be paid after application of estimated metallurgical recoveries and smelter recoveries, where applicable.

	Estimated Recoverable Proven and Probable Mineral Reserves at December 31, 2023
	Copper[a] (billion pounds)	Gold (million ounces)	Molybdenum (billion pounds)
North America	44.7	0.6	2.66
South America	30.5	—	0.68
Indonesia[b]	29.0	23.9	—
Consolidated basis[c]	104.1	24.5	3.34
Net equity interest[d]	75.1	12.2	3.02
Note: May not foot because of rounding.
a.Estimated consolidated recoverable copper reserves include 1.5 billion pounds in leach stockpiles and 0.3 billion pounds in mill stockpiles (refer to “Mill and Leach Stockpiles” for further discussion).
b.Estimated recoverable proven and probable mineral reserves from Indonesia reflect estimates of minerals that can be recovered through 2041. Refer to Note 13 for discussion of PT-FI’s IUPK.
c.Consolidated mineral reserves represent estimated metal quantities after reduction for joint venture partner interests at the Morenci mine in North America (refer to Note 3 for further discussion of our Morenci joint venture). Excluded from the table above are our estimated recoverable proven and probable silver reserves of 329 million ounces, which were determined using $20 per ounce.
d.Net equity interest mineral reserves represent estimated consolidated metal quantities further reduced for noncontrolling interest ownership (refer to Note 3 for further discussion of our ownership in subsidiaries). Excluded from the table above are our estimated recoverable proven and probable silver reserves of 218 million ounces.

Estimated Recoverable Proven and Probable Mineral Reserves
at December 31, 2023
			Proven Mineral Reserves							Probable Mineral Reserves
			Million Metric Tons		Average Ore Grade					Million Metric Tons		Average Ore Grade
	FCX’s	Processing	FCX’s	100%	Copper	Gold		Moly	Silver	FCX’s	100%	Copper	Gold		Moly	Silver
	Interest	Method	Interest	Basis	%	g/t		%	g/t	Interest	Basis	%	g/t		%	g/t
North America
Morenci	72%	Mill	726	1,008	0.32	—		0.02	—	195	272	0.29	—		0.02	—
		Crushed leach	239	332	0.37	—		—	—	83	116	0.33	—		—	—
		ROM leach	1,175	1,631	0.12	—		—	—	331	460	0.14	—		—	—
Bagdad	100%	Mill	2,010	2,010	0.35	—	[a]	0.02	1.45	443	443	0.32	—	[a]	0.02	1.31
		ROM leach	12	12	0.29	—		—	—	8	8	0.24	—		—	—
Safford, including Lone Star	100%	Crushed leach	943	943	0.41	—		—	—	94	94	0.33	—		—	—
Sierrita	100%	Mill	1,906	1,906	0.23	—	[a]	0.02	1.07	492	492	0.23	—	[a]	0.02	1.09
Chino, including Cobre	100%	Mill	172	172	0.50	0.04		—	0.87	88	88	0.54	0.05		—	1.00
		ROM leach	78	78	0.24	—		—	—	8	8	0.23	—		—	—
Tyrone	100%	ROM leach	76	76	0.17	—		—	—	14	14	0.17	—		—	—
Henderson	100%	Mill	34	34	—	—		0.18	—	14	14	—	—		0.12	—
Climax	100%	Mill	137	137	—	—		0.15	—	12	12	—	—		0.10	—
			7,509	8,341						1,783	2,021
South America
Cerro Verde	53.56%	Mill	351	655	0.36	—		0.02	1.92	1,791	3,343	0.34	—		0.01	1.82
		ROM leach	13	24	0.39	—		—	—	35	65	0.19	—		—	—
El Abra	51%	Crushed leach	232	456	0.49	—		—	—	50	97	0.41	—		—	—
		ROM leach	43	83	0.25	—		—	—	12	24	0.22	—		—	—
			638	1,218						1,887	3,530
Indonesia
Grasberg Block Cave	48.76%	Mill	108	221	1.28	0.92		—	3.28	271	556	0.92	0.59		—	3.25
DMLZ	48.76%	Mill	42	86	0.93	0.73		—	4.22	121	248	0.76	0.59		—	3.66
Big Gossan	48.76%	Mill	9	19	2.45	0.98		—	15.13	14	29	2.13	0.90		—	12.92
Kucing Liar[b]	48.76%	Mill	48	98	1.13	1.01		—	6.03	140	288	1.03	0.88		—	5.38
			207	424						546	1,120
Total FCX – 100% Basis				9,983							6,671
Total FCX – Consolidated basis[c]				9,150							6,433
Total FCX – Net equity interest[d]				8,354							4,217

Note: Totals may not foot because of rounding.
a.Amounts not shown because of rounding.
b.PT-FI has commenced long-term mine development activities for the Kucing Liar deposit. See “Mining Operations – Indonesia” for discussion of Kucing Liar capital investments.
c.Consolidated reserves represent estimated quantities after reduction for Morenci’s joint venture partner interests (refer to Note 3 for further discussion).
d.Net equity interest represents estimated consolidated quantities further reduced for noncontrolling interest ownership (refer to Note 3 for further discussion of our ownership in subsidiaries).

The reserve table above and the tables on the following pages utilize the abbreviations described below:

•g/t – grams per metric ton
•Moly – Molybdenum

Estimated Recoverable Proven and Probable Mineral Reserves
at December 31, 2023 (continued)
			Proven and Probable
			Million Metric Tons		Average Ore Grade					Recoveries[a]
	FCX’s	Processing	FCX’s	100%	Copper	Gold		Moly	Silver	Copper	Gold	Moly	Silver
	Interest	Method	Interest	Basis	%	g/t		%	g/t	%	%	%	%
North America
Morenci	72%	Mill	922	1,280	0.31	—		0.02	—	82.3	—	43.7	—
		Crushed leach	323	448	0.36	—		—	—	81.9	—	—	—
		ROM leach	1,506	2,091	0.13	—		—	—	37.3	—	—	—
Bagdad	100%	Mill	2,453	2,453	0.35	—	[b]	0.02	1.43	84.2	59.1	77.0	49.3
		ROM leach	20	20	0.27	—		—	—	43.2	—	—	—
Safford, including Lone Star	100%	Crushed leach	1,038	1,038	0.40	—		—	—	70.6	—	—	—
Sierrita	100%	Mill	2,398	2,398	0.23	—	[b]	0.02	1.08	81.1	59.1	77.7	49.3
Chino, including Cobre	100%	Mill	260	260	0.51	0.05		—	0.92	79.0	77.9	—	78.5
		ROM leach	86	86	0.24	—		—	—	34.9	—	—	—
Tyrone	100%	ROM leach	90	90	0.17	—		—	—	57.7	—	—	—
Henderson	100%	Mill	48	48	—	—		0.16	—	—	—	87.7	—
Climax	100%	Mill	149	149	—	—		0.15	—	—	—	88.8	—
			9,292	10,362
South America
Cerro Verde	53.56%	Mill	2,141	3,998	0.35	—		0.01	1.84	86.0	—	54.4	44.9
		ROM leach	48	89	0.24	—		—	—	50.1	—	—	—
El Abra	51%	Crushed leach	282	553	0.48	—		—	—	52.0	—	—	—
		ROM leach	55	107	0.24	—		—	—	31.2	—	—	—
			2,526	4,747
Indonesia
Grasberg Block Cave	48.76%	Mill	379	777	1.02	0.68		—	3.26	84.1	66.7	—	59.6
DMLZ	48.76%	Mill	163	333	0.80	0.63		—	3.80	83.9	78.5	—	63.7
Big Gossan	48.76%	Mill	24	49	2.26	0.93		—	13.80	90.6	68.0	—	63.5
Kucing Liar[c]	48.76%	Mill	188	385	1.05	0.92		—	5.55	79.3	55.2	—	45.6
			753	1,544
Total FCX – 100% Basis				16,653
Total FCX – Consolidated basis[d]				15,584
Total FCX – Net equity interest[e]				12,571
Note: Amounts may not equal the sum of proven and probable mineral reserves as presented on the previous page because of rounding. In addition, totals may not foot because of rounding.
a.Recoveries are net of estimated mill and smelter losses.
b.Amounts not shown because of rounding.
c.PT-FI has commenced long-term mine development activities for the Kucing Liar deposit. See “Mining Operations – Indonesia” for discussion of Kucing Liar capital investments.
d.Consolidated reserves represent estimated quantities after reduction for Morenci’s joint venture partner interests (refer to Note 3 for further discussion).
e.Net equity interest represents estimated consolidated quantities further reduced for noncontrolling interest ownership (refer to Note 3 for further discussion of our ownership in subsidiaries).

Estimated Recoverable Proven and Probable Mineral Reserves
at December 31, 2023 (continued)
			Recoverable Mineral Reserves
			Copper	Gold		Moly	Silver
	FCX’s	Processing	billion	million		billion	million
	Interest	Method	lbs.	ozs.		lbs.	ozs.
North America
Morenci	72%	Mill	7.2	—		0.23	—
		Crushed leach	2.9	—		—	—
		ROM leach	2.2	—		—	—
Bagdad	100%	Mill	15.8	0.2		0.89	55.5
		ROM leach	0.1	—		—	—
Safford, including Lone Star	100%	Crushed leach	6.5	—		—	—
Sierrita	100%	Mill	9.8	0.1		0.99	41.0
Chino, including Cobre	100%	Mill	2.3	0.3		—	6.0
		ROM leach	0.2	—		—	—
Tyrone	100%	ROM leach	0.2	—		—	—
Henderson	100%	Mill	—	—		0.15	—
Climax	100%	Mill	—	—		0.43	—
			47.1	0.6		2.69	102.5
Recoverable metal in stockpiles[a]			1.2	—	[b]	0.03	0.1
100% operations			48.3	0.6		2.72	102.6
Consolidated			44.7	0.6		2.66	102.6
Net equity interest			44.7	0.6		2.66	102.6

South America
Cerro Verde	53.56%	Mill	26.3	—		0.67	106.2
		ROM leach	0.2	—		—	—
El Abra	51%	Crushed leach	3.0	—		—	—
		ROM leach	0.2	—		—	—
			29.7	—		0.67	106.2
Recoverable metal in stockpiles[a]			0.7	—		0.01	0.9
100% operations			30.5	—		0.68	107.1
Consolidated			30.5	—		0.68	107.1
Net equity interest			16.2	—		0.36	57.4

Indonesia
Grasberg Block Cave	48.76%	Mill	14.7	11.3		—	48.5
DMLZ	48.76%	Mill	4.9	5.3		—	26.0
Big Gossan	48.76%	Mill	2.2	1.0		—	13.7
Kucing Liar[c]	48.76%	Mill	7.1	6.3		—	31.4
100% operations			29.0	23.9		—	119.5
Consolidated			29.0	23.9		—	119.5
Net equity interest			14.1	11.6		—	58.3

Total FCX – 100% basis			107.7	24.5		3.40	329.2
Total FCX – Consolidated basis[d]			104.1	24.5		3.34	329.2
Total FCX – Net equity interest[e]			75.1	12.2		3.02	218.2
Note: Totals may not foot because of rounding.
a.Refer to “Mill and Leach Stockpiles” for additional information.
b.Amounts not shown because of rounding.
c.PT-FI has commenced long-term mine development activities for the Kucing Liar deposit. See “Mining Operations – Indonesia” for discussion of Kucing Liar capital investments.
d.Consolidated mineral reserves represent estimated metal quantities after reduction for Morenci’s joint venture partner interests (refer to Note 3 for further discussion).
e.Net equity interest mineral reserves represent estimated consolidated metal quantities further reduced for noncontrolling interest ownership (refer to Note 3 for further discussion of our ownership in subsidiaries).

The table below summarizes changes in estimated recoverable copper, gold and molybdenum in mineral reserves between December 31, 2022 and 2023, for our material properties:

	Estimated Recoverable Mineral Reserves at 100% Basis
	Copper (billion lbs.)				Gold (million ozs.)	Molybdenum (billion lbs.)
	Morenci	Cerro Verde		Grasberg minerals district	Grasberg minerals district	Morenci		Cerro Verde
Mineral reserves as of December 31, 2022[a]	15.7	28.0		30.8	26.3	0.29		0.70
Production	(0.8)	(1.0)		(1.7)	(2.0)	—	[b]	(0.02)
Adjustments[c]	(2.3)	—	[b]	(0.2)	(0.4)	(0.05)		—	[b]
Mineral reserves as of December 31, 2023[a]	12.6	27.0		29.0	23.9	0.23		0.68
Year-over-year percentage change	(20)%	(4)%		(6)%	(9)%	(21)%		(3)%

	Estimated Recoverable Mineral Reserves at Net Equity Basis
	Copper (billion lbs.)				Gold (million ozs.)	Molybdenum (billion lbs.)
	Morenci	Cerro Verde		Grasberg minerals district	Grasberg minerals district	Morenci		Cerro Verde
	72%	53.56%		48.76%	48.76%	72%		53.56%
Mineral reserves as of December 31, 2022[a]	11.3	15.0		15.0	12.9	0.21		0.38
Production	(0.6)	(0.5)		(0.8)	(1.0)	—	[b]	(0.01)
Adjustments[c]	(1.6)	—	[b]	(0.1)	(0.2)	(0.04)		—	[b]
Mineral reserves as of December 31, 2023[a]	9.1	14.5		14.1	11.6	0.17		0.36
Year-over-year percentage change	(19)%	(3)%		(6)%	(10)%	(19)%		(5)%
Note: Totals may not foot because of rounding.
a.Includes estimated recoverable metals contained in stockpiles. Refer to “Mill and Leach Stockpiles” for additional information.
b.Amounts not shown because of rounding.
c.Adjustments at Morenci and Cerro Verde are primarily the result of higher cost assumptions, partially offset by updated recovery assumptions at Morenci, and resource modeling and revised mine designs at Cerro Verde. Adjustments at the Grasberg minerals district are primarily the result of mine redesigns and recovery changes.

The updated estimate of mineral reserves for the Morenci mine as of December 31, 2023, materially changed from previously reported estimates as of December 31, 2022. Increased cost assumptions without a change in copper price assumptions, and revised operating rates (as shown in Sections 11.2.6 and 13 of the 2023 Technical Report Summary of Mineral Reserves and Resources for the Morenci mine dated December 31, 2023, filed as Exhibit 96.3 to this Form 10-K) resulted in a decrease of approximately 20% of recoverable copper reserves, including 2023 production, with the majority of the change resulting in the reclassification of mineral reserves to mineral resources. Estimates of mineral reserves for the Cerro Verde mine and Grasberg minerals district were primarily impacted by 2023 production, and there were no material changes to the estimates of mineral reserves and mineral resources disclosed in the previously filed 2022 Technical Report Summaries for each of these properties.

In defining our open-pit mineral reserves, we apply an “operational cutoff grade” strategy, wherein multiple processing options, throughput constraints, mine development and ore availability are given consideration to maximize the value of our operations. In defining our open-pit mineral resources, internal cutoff grades are applied. The internal cutoff grade is defined for a metric ton of ore as that equivalent copper grade, once produced and sold, that generates sufficient revenue to cover estimated processing and administrative costs. We use “break-even cutoff grades” to define the in-situ mineral reserves and resources for our underground ore bodies. The break-even cutoff grade is defined for a metric ton of ore as that equivalent copper grade, once produced and sold, that generates sufficient revenue to cover all estimated operating and administrative costs associated with our production.

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

The table below shows the minimum cutoff grade for mineral reserves by process for each of our existing ore bodies as of December 31, 2023:

	Copper Equivalent Cutoff Grade (%)			Molybdenum Cutoff Grade (%)
	Mill	Crushed Leach	ROM Leach	Mill
North America
Morenci	0.17	0.10	0.03	—
Bagdad	0.15	—	0.06	—
Safford, including Lone Star	—	0.13	—	—
Sierrita	0.16	—	—	—
Chino, including Cobre	0.23	—	0.06	—
Tyrone	—	—	0.03	—
Henderson	—	—	—	0.13
Climax	—	—	—	0.05
South America
Cerro Verde	0.13	—	0.08	—
El Abra	—	0.14	0.07	—
Indonesia
Grasberg Block Cave	0.56	—	—	—
DMLZ	0.65	—	—	—
Big Gossan	1.70	—	—	—
Kucing Liar	0.58	—	—	—

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

Production Sequencing
Based on life-of-mine plans as of January 1, 2024

Year
2024
2026
2028
2030
2032
2034
2036
2038
2040
2042
2044
2046
2048
2050
2052
2054
2056
2058
2080
2082
2084
2086
2088
2090
2092
2094
2096
2098
2100
2102
2104
2106
2108
2110
North America
Morenci
Bagdad
Safford, including Lone Star
Sierrita
Miami
Chino, including Cobre
Tyrone
Henderson
Climax
South America
Cerro Verde
El Abra
Indonesia
Grasberg Block Cave
DMLZ Block Cave
Big Gossan
Kucing Liar Block Cave[a]
IUPK
(Including extension)

a.The ultimate timing of the start of production at Kucing Liar is dependent upon a number of factors and may vary from the date shown here. Refer to "Mining Operations – Indonesia" for further discussion.

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

Expected copper recoveries for leach stockpiles are determined using small-scale laboratory tests, small- to large-scale column testing (which simulates the production process), historical trends and other factors, including mineralogy of the ore and rock type. Total copper recovery in leach stockpiles can vary significantly from a low percentage to more than 90% depending on several variables, including processing methodology, processing variables, mineralogy and particle size of the rock. For newly placed material on active stockpiles, as much as 80% of total copper recovery may be extracted during the first year, and the remaining copper may be recovered over many years. Processes and copper recoveries for mill and leach stockpiles are monitored regularly, and recovery estimates are adjusted annually based on new information and as related technology and processing methods change. Based on the 2023 annual review of mill and leach stockpiles, our estimated recoverable copper in certain leach stockpiles increased by 73 million pounds (net of joint venture interests), primarily associated with Morenci leach stockpiles.

Following are our stockpiles and the estimated recoverable copper contained within those stockpiles as of December 31, 2023:

						Recoverable
	FCX’s	Million Metric Tons		Average	Recoveries	Copper
	Interest	FCX’s Interest	100% Basis	Ore Grade (%)	(%)	(billion lbs.)
Mill stockpiles
Cerro Verde	53.56%	32	59	0.27	65.9	0.2
North America copper mines[a]		5	5	0.45	82.6	—	[b]
		37	64			0.3

Leach stockpiles
Morenci	72%	5,456	7,584	0.24	0.8	0.3
Bagdad	100%	506	506	0.25	0.9	—	[b]
Safford, including Lone Star	100%	451	451	0.43	5.2	0.2
Sierrita	100%	650	650	0.15	7.9	0.2
Miami	100%	498	498	0.39	1.6	0.1
Chino, including Cobre	100%	1,794	1,794	0.25	2.2	0.2
Tyrone	100%	1,213	1,213	0.28	1.2	0.1
Cerro Verde	53.56%	315	588	0.44	4.4	0.3
El Abra	51%	476	934	0.42	2.8	0.2
		11,359	14,217			1.6

Total FCX – 100% basis						1.9
Total FCX – Consolidated basis[c]						1.8
Total FCX – Net equity interest[d]						1.5
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

Estimated Mineral Resources
at December 31, 2023[a]
			Measured								Indicated								Inferred
			Million Metric Tons		Average Ore Grade						Million Metric Tons		Average Ore Grade						Million Metric Tons		Average Ore Grade
	FCX’s	Processing	FCX’s	100%	Copper	Gold		Moly		Silver	FCX’s	100%	Copper	Gold		Moly		Silver	FCX’s	100%	Copper	Gold		Moly		Silver
	Interest	Method	Interest	Basis	%	g/t		%		g/t	Interest	Basis	%	g/t		%		g/t	Interest	Basis	%	g/t		%		g/t
North America
Morenci	72%	Milling	1,064	1,478	0.24	—		0.02		—	996	1,383	0.25	—		0.02		—	677	941	0.24	—		0.02		—
		Leaching	967	1,344	0.16	—		—		—	727	1,011	0.15	—		—		—	441	613	0.11	—		—		—
Bagdad	100%	Milling	388	388	0.31	—	[b]	0.02		1.28	544	544	0.27	—	[b]	0.02		1.09	639	639	0.18	—	[b]	0.01		0.73
		Leaching	1	1	0.10	—		—		—	6	6	0.08	—		—		—	12	12	0.08	—		—		—
Safford, including Lone Star	100%	Milling	1,627	1,627	0.37	0.01		—		0.30	1,762	1,762	0.35	0.01		—		0.20	441	441	0.30	0.01		—		0.23
		Leaching	495	495	0.30	—		—		—	313	313	0.28	—		—		—	58	58	0.29	—		—		—
Sierrita	100%	Milling	866	866	0.17	—	[b]	0.02		0.84	874	874	0.18	—	[b]	0.02		0.88	375	375	0.17	—	[b]	0.02		0.81
Chino, including Cobre	100%	Milling	167	167	0.37	0.04		0.01		0.71	121	121	0.45	0.04		0.01		0.83	45	45	0.37	0.03		0.01		0.63
		Leaching	22	22	0.21	—		—		—	12	12	0.20	—		—		—	8	8	0.23	—		—		—
Tyrone	100%	Leaching	60	60	0.26	—		—		—	11	11	0.23	—		—		—	5	5	0.28	—		—		—
Henderson	100%	Milling	72	72	—	—		0.15		—	32	32	—	—		0.12		—	—	—	—	—		—		—
Climax	100%	Milling	312	312	—	—		0.17		—	65	65	—	—		0.10		—	14	14	—	—		0.07		—
Ajo	100%	Milling	507	507	0.38	0.07		0.01		0.94	252	252	0.31	0.05		—	[b]	0.70	20	20	0.32	0.04		—	[b]	1.02
Cochise/Bisbee	100%	Leaching	148	148	0.49	—		—		—	120	120	0.41	—		—		—	20	20	0.38	—		—		—
Sanchez	100%	Leaching	86	86	0.35	—		—		—	103	103	0.23	—		—		—	13	13	0.18	—		—		—
Tohono	100%	Milling	304	304	0.63	0.09		0.01		1.91	38	38	0.66	0.08		0.01		1.69	7	7	0.51	0.05		—	[b]	1.28
		Leaching	233	233	0.71	—		—		—	46	46	0.56	—		—		—	23	23	0.51	—		—		—
Twin Buttes	100%	Milling	178	178	0.60	0.01		0.04		6.34	16	16	0.58	0.01		0.03		6.06	7	7	0.70	0.01		0.02		7.44
		Leaching	80	80	0.22	—		—		—	27	27	0.20	—		—		—	11	11	0.26	—		—		—
Christmas	100%	Milling	71	71	0.52	0.06		—	[b]	1.55	271	271	0.36	0.06		—	[b]	0.92	59	59	0.37	0.06		—	[b]	0.93
South America
Cerro Verde	53.56%	Milling	21	39	0.27	—		0.01		1.45	1,084	2,024	0.32	—		0.01		1.73	587	1,097	0.33	—		0.01		1.76
		Leaching	3	6	0.37	—		—		—	9	18	0.25	—		—		—	10	18	0.31	—		—		—
El Abra	51%	Milling	543	1,064	0.45	0.02		0.01		1.47	914	1,792	0.37	0.02		0.01		1.18	792	1,552	0.29	0.01		0.01		0.90
		Leaching	31	61	0.26	—		—		—	33	65	0.27	—		—		—	22	43	0.25	—		—		—
Indonesia
Grasberg minerals district	48.76%	Milling	189	387	0.77	0.62		—		4.07	1,255	2,573	0.67	0.56		—		3.73	182	372	0.45	0.36		—		2.44
Total FCX – 100% basis				9,995								13,478								6,393
Total FCX – Consolidated basis[c]				9,205								12,807								5,957
Total FCX – Net equity interest[d]				8,435								9,631								4,467

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

Estimated Mineral Resources
at December 31, 2023[a] (continued)
			Measured + Indicated		Total Mineral Resources
			Million Metric Tons		Million Metric Tons		Average Ore Grade						Contained Metal[b]						Cutoff Grade[c]
	FCX’s	Processing	FCX’s	100%	FCX’s	100%	Copper	Gold		Moly		Silver	Copper		Gold		Moly	Silver
	Interest	Method	Interest	Basis	Interest	Basis	%	g/t		%		g/t	billion lbs.		million ozs.		billion lbs.	million ozs.	Grade %
North America
Morenci	72%	Milling	2,060	2,861	2,737	3,802	0.25	—		0.02		—	20.7		—		1.72	—	0.13
		Leaching	1,695	2,356	2,135	2,968	0.15	—		—		—	9.6		—		—	—	0.01
Bagdad	100%	Milling	933	933	1,572	1,572	0.24	—	[d]	0.02		0.99	8.3		0.1		0.63	50.1	0.11
		Leaching	7	7	19	19	0.08	—		—		—	—	[d]	—		—	—	0.05
Safford, including Lone Star	100%	Milling	3,389	3,389	3,830	3,830	0.35	0.01		—		0.25	29.8		1.5		—	30.2	0.14
		Leaching	807	807	866	866	0.29	—		—		—	5.6		—		—	—	0.11
Sierrita	100%	Milling	1,740	1,740	2,114	2,114	0.18	—	[d]	0.02		0.85	8.3		0.1		0.96	57.8	0.14
Chino, including Cobre	100%	Milling	288	288	332	332	0.40	0.04		0.01		0.74	2.9		0.4		0.08	7.9	0.18
		Leaching	34	34	42	42	0.21	—		—		—	0.2		—		—	—	0.03
Tyrone	100%	Leaching	71	71	76	76	0.26	—		—		—	0.4		—		—	—	0.01
Henderson	100%	Milling	104	104	104	104	—	—		0.14		—	—		—		0.33	—	0.11
Climax	100%	Milling	376	376	390	390	—	—		0.16		—	—		—		1.34	—	0.04
Ajo	100%	Milling	759	759	779	779	0.36	0.06		0.01		0.86	6.1		1.5		0.12	21.6	0.15
Cochise/Bisbee	100%	Leaching	269	269	289	289	0.45	—		—		—	2.9		—		—	—	0.13
Sanchez	100%	Leaching	189	189	202	202	0.28	—		—		—	1.2		—		—	—	0.07
Tohono	100%	Milling	342	342	349	349	0.63	0.09		0.01		1.87	4.8		1.0		0.04	21.0	0.17
		Leaching	279	279	301	301	0.67	—		—		—	4.5		—		—	—	0.14
Twin Buttes	100%	Milling	194	194	201	201	0.61	0.01		0.03		6.36	2.7		—	[d]	0.15	41.0	0.19
		Leaching	107	107	118	118	0.22	—		—		—	0.6		—		—	—	0.01
Christmas	100%	Milling	342	342	402	402	0.39	0.06		—	[d]	1.03	3.5		0.7		0.03	13.3	0.20
South America
Cerro Verde	53.56%	Milling	1,105	2,063	1,692	3,160	0.33	—		0.01		1.74	22.7		—		0.78	176.3	0.11
		Leaching	13	24	22	42	0.29	—		—		—	0.3		—		—	—	0.08
El Abra	51%	Milling	1,457	2,856	2,248	4,409	0.36	0.02		0.01		1.15	34.8		2.5		0.77	163.4	0.12
		Leaching	64	125	86	168	0.26	—		—		—	1.0		—		—	—	0.08
Indonesia
Grasberg minerals district	48.76%	Milling	1,443	2,960	1,625	3,332	0.66	0.55		—		3.62	48.2		58.4		—	388.2	0.51
Total FCX – 100% basis				23,474		29,867							219.1		66.3		6.95	971.0
Total FCX – Consolidated basis[e]				22,012		27,969							210.7		66.3		6.47	971.0
Total FCX – Net equity interest[f]				18,065		22,533							157.7		35.1		5.73	610.1

Note: Totals may not foot because of rounding. In addition, amounts for “Measured + Indicated” and “Total Mineral Reserves” may not equal the sum of measured, indicated and inferred (as presented on the prior page) because of rounding.
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

The table below summarizes changes in estimated contained copper, gold and molybdenum in mineral resources between December 31, 2022 and 2023, for our material properties:

	Estimated Contained Mineral Resources at 100% Basis
	Copper (billion lbs.)			Gold (million ozs.)	Molybdenum (billion lbs.)
	Morenci	Cerro Verde	Grasberg minerals district	Grasberg minerals district	Morenci	Cerro Verde
Mineral resources as of December 31, 2022	32.0	25.5	48.7	58.9	1.96	0.85
Adjustments[a]	(1.7)	(2.5)	(0.5)	(0.4)	(0.24)	(0.07)
Mineral resources as of December 31, 2023	30.3	23.0	48.2	58.4	1.72	0.78
Year-over-year percentage change	(5)%	(10)%	(1)%	(1)%	(12)%	(8)%

	Estimated Contained Mineral Resources at Net Equity Basis
	Copper (billion lbs.)			Gold (million ozs.)	Molybdenum (billion lbs.)
	Morenci	Cerro Verde	Grasberg minerals district	Grasberg minerals district	Morenci	Cerro Verde
	72%	53.56%	48.76%	48.76%	72%	53.56%
Mineral resources as of December 31, 2022	23.0	13.7	23.7	28.7	1.41	0.45
Adjustments[a]	(1.2)	(1.4)	(0.2)	(0.2)	(0.17)	(0.04)
Mineral resources as of December 31, 2023	21.8	12.3	23.5	28.5	1.24	0.42
Year-over-year percentage change	(5)%	(10)%	(1)%	(1)%	(12)%	(7)%
Note: Totals may not foot because of rounding
a.Adjustments are primarily the result of higher cost assumptions. Morenci adjustments were partially offset by transferring material from reserves to resources in revised mine designs.

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

Item 1A. Risk Factors.

This report contains forward-looking statements in which we discuss our potential future performance, operations and projects. Forward-looking statements are all statements other than statements of historical facts, such as plans, projections, or expectations relating to business outlook, strategy, goals or targets; global market conditions; ore grades and milling rates; production and sales volumes; unit net cash costs and operating costs; capital expenditures; operating plans; cash flows; liquidity; PT Freeport Indonesia’s (PT-FI) construction and completion of additional domestic smelting and refining capacity in Indonesia in accordance with the terms of its special mining license (IUPK); extension of PT-FI’s IUPK beyond 2041; export licenses; export duties; export volumes; our commitment to deliver responsibly produced copper and molybdenum, including plans to implement, validate and maintain validation of our operating sites under specific frameworks; execution of our energy and climate strategies and the underlying assumptions and estimated impacts on our business and stakeholders related thereto; achievement of 2030 climate targets and 2050 net zero aspiration; improvements in operating procedures and technology innovations and applications; exploration efforts and results; development and production activities, rates and costs; future organic growth opportunities; tax rates; the impact of copper, gold and molybdenum price changes; the impact of deferred intercompany profits on earnings; mineral reserve and mineral resource estimates; final resolution of settlements associated with ongoing legal and environmental proceedings; debt repurchases; and the ongoing implementation of our financial policy and future returns to shareholders, including dividend payments (base or variable) and share repurchases.

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

Risk Factor Summary
Investing in our securities involves a high degree of risk and uncertainties. You should carefully consider the risks described below and the information included in other sections of this annual report on Form 10-K, including, but not limited to, Items 1. and 2. “Business and Properties,” Item 1C. “Cybersecurity,” Items 7. and 7A. “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk” (MD&A) and Item 3. “Legal Proceedings” prior to investing in our securities. If any of the following risks occur, they may have a material adverse impact on our business, financial performance, stock price, results of operations, operating flexibility, reputation, costs or liabilities and you could lose part or all of your investment. The summary and risks that follow are organized under headings as determined to be most applicable, but such risks also may be relevant to other headings. Moreover, the risk factors described herein are not all of the risks we may face and there may be other risks not presently known to us or that we currently believe are immaterial or general risks that apply to all companies operating in the United States (U.S.) and globally, which may emerge or become material.

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

International risks
•Geopolitical, economic, regulatory and social risks for our international operations; and
•Failure of PT-FI to meet its commitments to achieve the extension of PT-FI’s IUPK through 2041.

Operational risks
•Operational risks inherent in mining, including underground mining and the ability to smelt and refine;
•Environmental, safety and engineering challenges and risks associated with management of waste rock and tailings;
•Environmental challenges associated with our Indonesia mining operations;
•Violence, civil and religious strife, and activism;
•Availability of significant quantities of secure water supplies for our mining operations, including future expansions or development projects;
•Disruptions, damage, failure and implementation and integration risks associated with information and operational technology systems and new technologies; and
•Any major public health crisis.

Human capital risks
•Failure to maintain good relations with our workforce and labor disputes or labor unrest; and
•Ability to recruit, retain, develop and advance qualified personnel.

Risks related to development projects and mineral reserves
•Inherent risks associated with development projects and unique risks associated with development of underground mining;
•Ability to maintain or grow our mineral reserves; and
•Inherent uncertainty associated with estimates of mineral reserves and mineral resources.

Regulatory, environmental and social risks
•Compliance with applicable environmental, health and safety laws and regulations;
•Remediation of properties no longer in operation;
•Ability to meet our energy requirements while complying with climate-related regulations and expectations and other energy transition policy changes;
•The physical impacts of climate change on our operations, workforce, communities, biodiversity and ecosystems, supply chains and customers;
•Increasing scrutiny, action and evolving expectations from stakeholders and other third parties with respect to our environmental, social and governance (ESG) practices, performance, commitments and disclosures; and
•Failure or perceived failure to manage relationships with the communities and/or Indigenous Peoples where we operate or that are near our operations.

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

Our financial results are significantly influenced by and vary with fluctuations in the market prices of the commodities we produce, primarily copper and gold, and to a lesser extent molybdenum. Extended material declines in market prices of such commodities could have a material adverse effect on our financial results and the value of our assets, may depress the price of our common stock, and may have a material adverse effect on our ability to comply with financial and other covenants in our debt agreements, service our debt and meet our other obligations. For additional information regarding recent macroeconomic and geopolitical factors, see risk factor below regarding the price and availability of consumables and components we purchase and constraints on supply and logistics, and transportation services.

There has been a history of significant volatility in the commodities markets, including the copper market. Fluctuations in commodities prices are caused by varied and complex factors beyond our control, including global supply and demand and inventory levels; global economic and political conditions (such as level of economic growth or recession and political or geopolitical conflicts); international regulatory, trade and/or tax policies, including national tariffs; commodities investment activity and speculation; interest rates; expectations regarding future inflation rates; the strength of the U.S. dollar compared to foreign currencies; the price and availability of substitute products; and changes in technology. Volatility in global economic growth, particularly in developing economies, has the potential to affect adversely future demand and prices for commodities. Geopolitical uncertainty and protectionism have the potential to inhibit international trade and negatively impact business confidence, which creates the risk of constraints on our ability to trade in certain markets and has the potential to increase price volatility. For additional information regarding the historical fluctuations of the prices of copper, gold and molybdenum, refer to “Markets” in MD&A.

In addition to the factors discussed above, copper prices may be affected by demand from China, which is currently the largest consumer of refined copper in the world, including as a result of geopolitical uncertainty between the U.S. and China as well as uncertainties about China’s economy. The adoption and expansion of trade restrictions, or other governmental action related to tariffs or trade agreements or policies are difficult to predict and could adversely affect copper prices, demand for our products, our costs, our customers, our suppliers and the U.S. economy, which in turn could have a material adverse effect on our business, results of operations or financial condition. Copper prices also may be affected by the construction industry, the markets for automobiles and appliances, the global focus on a transition to new technologies for clean energy, advancement in communications and enhanced public health, and inadequate investment in and limited production from copper mining operations in South America, as well as demand from North America, Europe, and Asian countries other than China.

Additional factors affecting gold prices may include purchases and sales of gold by governments and central banks, demand from China and India, two of the world’s largest consumers of gold, and global demand for jewelry containing gold.

If market prices for the primary commodities we produce were to decline and remain low for a sustained period of time, we may have to revise our operating plans, including curtailing or modifying our mining and processing operations, as we have done in the past, and our cash flows, ability to return capital to shareholders and capital expenditure plans could be negatively affected. We may be unable to decrease our costs in an amount sufficient to offset reductions in revenues, in which case we may incur losses, and those losses may be material.

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

Consumables and components for key machines and equipment we purchase are subject to price volatility caused by global economic factors that are beyond our control, including, but not limited to, supply chain disruptions, labor shortages, wage pressures, inflation and economic slowdown or recession, as well as fuel and energy costs (for example, the price of diesel), the impact of natural disasters, major public health crises, geopolitical conflicts, and foreign currency exchange rate fluctuations, and other matters that have or could impact the global economy.

Prices of consumables used in our operations, such as natural gas, diesel, coal, other sources of energy, ammonium nitrate, chemical reagents (including sulfuric acid), and steel-related products, and components impact the costs of production at our operations and the costs of development projects. These prices fluctuate and can be volatile. Since 2022, we have experienced price increases on, and volatility in, certain consumables, including diesel fuel, ammonium nitrate and sulfuric acid, and certain components, which has negatively impacted our operating results. We also experienced increased costs for equipment, parts and other operating supplies and services. Further increases could have a material adverse effect on our results of operations and could result in material changes to our operating plans or development projects.

Ensuring continuity of supply of such consumables to our operations is critical to our business. We also rely on the availability of components from suppliers for key machines and equipment, which may be impacted by competition demands as well as the availability of input materials in the creation of such equipment. A supplier’s failure to supply consumables or components in a timely manner or to meet our quality, quantity, cost requirements or our technical specifications, or our inability to obtain alternative sources of consumables or components on a timely basis or on terms acceptable to us, could adversely affect our operations. We have also experienced longer lead times on delivery of certain consumables, including fuel, lubricants, ammonium nitrate and acid. While these delays did not significantly impact our results in 2022 or 2023, these delays may continue and could become material. Further, delays and logistical constraints may occur as a result of weather-related impacts or violence, civil and religious strife, and activism at or near our operations or those of our suppliers, as described in the related risk factor below.

Our business depends on timely inbound transportation of consumables and components we use and outbound transportation of the commodities we produce by truck, rail and ocean freight. Any significant increase in the cost of or significant delays in the transportation of consumables or components used in our operations or the commodities we produce, as a result of increases in fuel or labor costs, higher demand for logistics services, weather-related impacts (such as low water levels along shipping routes) or otherwise, could adversely affect our results of operations. Additionally, if transportation service providers fail to deliver consumables or components used in our operations to us or the commodities we produce to our customers in a timely manner or at all, such failure could adversely impact our ability to meet our production schedules, delay our projects and capital initiatives, negatively affect our customer relationships and have a material adverse effect on our financial position and results of operations.

Our debt and other financial commitments may limit our financial and operating flexibility.

At December 31, 2023, our total consolidated debt was $9.4 billion (see MD&A and Note 8) and our total consolidated cash and cash equivalents was $4.8 billion ($5.8 billion including restricted cash and cash equivalents associated with PT-FI’s export proceeds required to be temporarily deposited in Indonesia banks, as described in MD&A and Note 14). We also have various other financial commitments, including reclamation and environmental obligations, take-or-pay contracts and leases. Although we have been successful in servicing debt in the past, refinancing our bank facilities and issuing new debt securities in capital markets transactions, there can be no assurance that we can continue to do so. In addition, we (including our subsidiaries) may incur additional debt in future periods or reduce our holdings of cash and cash equivalents in connection with funding existing operations, capital expenditures, dividends, share or debt repurchases, or in pursuing other business opportunities. For further information, see the risk factors below relating to mine closure and reclamation regulations and the increasing scrutiny and evolving expectations from stakeholders and other third parties, including creditors, with respect to our ESG practices, performance and disclosures.

Our level of indebtedness and other financial commitments could have important consequences to our business, including the following:
•Limiting our flexibility in planning for, or reacting to, changes in the industry in which we operate;
•Increasing our vulnerability to general adverse economic, industry and regulatory conditions;
•Limiting our ability to fund future working capital, capital expenditures, general corporate requirements and/or material contingencies, to engage in future development activities or other business opportunities, or to otherwise realize the value of our assets and opportunities fully because of the need to dedicate a substantial portion of our cash flows from operations to payments on our debt;
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

As of January 31, 2024, our senior unsecured debt was rated “Baa2” with a stable outlook by Moody’s Investors Service, “BBB-” with a positive outlook by Fitch Ratings, and “BB+” with a positive outlook by Standard & Poor’s. If we are unable to maintain our indebtedness and financial ratios at levels acceptable to these credit rating agencies, or should our business prospects deteriorate, our current credit ratings could be downgraded, which could adversely affect the value of our outstanding securities and existing debt, our ability to obtain new financing on favorable terms and could increase our borrowing costs.

Changes in or the failure to comply with the requirements of mine closure and reclamation regulations could have a material adverse effect on our business.

We are required by U.S. federal and state laws and regulations to provide financial assurance sufficient to allow a third party to implement approved closure and reclamation plans for our mining properties if we are unable to do so. As of December 31, 2023, our financial assurance obligations totaled $1.8 billion for closure and reclamation costs of U.S. mining sites. Refer to Note 12 for additional information regarding our financial assurance obligations and Items 1. and 2. “Business and Properties” for a discussion of certain of such U.S. federal and state laws and regulations applicable to us. A substantial portion of our financial assurance obligations are satisfied by guarantees by us and certain of our subsidiaries. Our ability to continue to provide guarantees depends on state and other regulatory requirements, our financial performance and our financial condition. Other forms of assurance, such as letters of credit and surety bonds, are costly to provide and, depending on our financial condition and market conditions, may be difficult or impossible to obtain. Failure to provide or maintain the required financial assurance could result in the closure of the affected properties.

Plans and provisions for mine closure, reclamation and remediation may change over time as a result of changes in stakeholder and other third-party expectations, legislation, standards, and technical understanding and techniques, which may cause our actual costs of closure, reclamation and remediation to be higher than estimated for asset retirement obligations (AROs) and environmental obligations and could materially affect our financial position or results of operations. For example, our implementation of the Global Industry Standard for Tailings Management (the Tailings Standard) (refer to Items 1. and 2. “Business and Properties” for further discussion) has required changes and could require additional changes to our closure and reclamation plans or modifications to previously completed reclamation actions, although it is uncertain if these changes would result in material capital or operating cost increases. In addition, climate change could lead to changes in the physical risks posed to our operations, which could result in changes in our closure and reclamation plans to address such risks. Any modifications to our closure and reclamation plans that may be required to address physical climate risks may increase our financial assurance obligations and may materially increase the actual costs associated with implementing closure and reclamation at any or all of our active or inactive mine sites or smelter sites. Refer to Notes 1 and 12 for further discussion of our environmental obligations and AROs and see the risk factors below relating to the potential physical impacts of climate change and our related obligations as part of our commitment to implementing the Tailings Standard.

Unanticipated litigation or negative developments in pending litigation or other contingencies could have a material adverse effect on our financial condition.

We are, and may in the future become, involved in various legal proceedings and subject to other contingencies that have arisen or may arise in the ordinary course of our business or are associated with environmental matters, including those described in Note 12, Items 1. and 2. “Business and Properties” and in Item 3. “Legal Proceedings.” We are also involved periodically in other reviews, inquiries, investigations and other proceedings initiated by or involving government agencies, some of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. From time to time we are involved in disputes over the allocation of environmental remediation obligations at “Superfund” and other sites. In addition, we may be held responsible for the costs of addressing contamination at the site of current or former activities or at third-party sites, or be held liable to third parties for exposure to hazardous substances should those be identified in the future. For further discussion of our environmental obligations, see the regulatory, environmental and social risks below. The outcome of litigation is inherently uncertain and adverse developments or outcomes can result in significant monetary damages, penalties, other sanctions or injunctive relief against us, limitations on our property rights, or regulatory interpretations that increase our operating costs, some of which may not be covered by insurance. Further, to the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors. Management does not believe, based on currently available information, that the outcome of any individual legal proceeding will have a material adverse effect on our financial condition, although individual or cumulative outcomes could be material to our operating results for a particular period, depending on the nature and magnitude of the outcome and the operating results for the period.

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

Further, we are a global business with operations in various jurisdictions. In the event of a dispute arising at our foreign operations, we may be subject to the exclusive jurisdiction of foreign courts or arbitral panels, or may not be successful in subjecting foreign persons to the jurisdiction of courts or arbitral panels in the U.S. or in enforcing the judgment of a foreign court or arbitral panel against a sovereign nation. Our inability to enforce our rights and the enforcement of rights on a prejudicial basis by foreign courts or arbitral panels, including against a sovereign nation, could have an adverse effect on our results of operations and financial position.

Changes in tax laws and regulations could have a material adverse effect on our financial condition.

As a global business, we are subject to income, royalty, transaction and other taxes in the U.S. and various foreign jurisdictions. Uncertainties exist with respect to our tax liabilities, including those arising from changes in laws in the jurisdictions in which we do business. We have significant net operating losses (NOLs) in the U.S. generated in prior years. These NOLs are available to offset future regular taxable income, which we believe will result in minimal estimated regular income tax liability in the U.S. over the next several years at current metals market prices. As discussed in MD&A and Note 11, the provisions of the U.S. Inflation Reduction Act of 2022 (the Act) became applicable to us on January 1, 2023. We have made interpretations of certain provisions of the Act, and based on these interpretations, determined that the provisions of the Act did not materially impact our financial results in 2023. Although the U.S. Department of the Treasury (Treasury) published guidance in 2023 that provided some additional clarity on the rules, uncertainty remains regarding the application of the Corporate Alternative Minimum Tax. Future guidance released by the Treasury may differ from our interpretations of the Act, which could be material and may further limit our ability to realize future benefits from our U.S. NOLs.

Further, as discussed in MD&A, recommendations from the Organisation for Economic Co-operation and Development regarding a global minimum income tax and other changes are being considered and/or implemented in jurisdictions where we operate. At current metals market prices, we believe enactment of the recommended framework in jurisdictions where we operate will result in minimal impacts to our financial results in the near term. The impact of any new tax legislation may differ materially from our estimates as a result of future regulatory guidance or changes in our interpretations or assumptions we have made.

International risks

Our international operations are subject to evolving geopolitical, economic, regulatory and social risks.

We are a U.S.-based mining company with substantial assets located outside of the U.S. Risks of conducting business in countries outside the U.S. can include:
•Delays in obtaining or renewing, or the inability to obtain, maintain or renew, or the renegotiation, cancellation, revocation or forced modification (including the inherent risk of these actions being taken unilaterally by the foreign government or government owned entities) of contracts, leases, licenses, permits, stability agreements or other agreements and/or approvals;
•Expropriation or nationalization of property, protectionism, or restrictions on repatriation of earnings or capital;
•Changes in and differing interpretations of the host country’s laws, regulations and policies (which may be applied retroactively), including, but not limited to, those relating to labor, taxation, royalties, duties, tariffs, licenses, divestment, imports, exports (including restrictions on the export of copper concentrates and anode slimes, copper and/or gold), trade laws and regulations, immigration, currency, human rights and environmental matters (including land use and water use), additional requirements on foreign operations and investment, and/or fines, fees and sanctions, criminal liability and other penalties imposed for failure to comply with the laws and regulations of the U.S. and the other jurisdictions in which we operate, the risk of any of which may increase with rising “resource nationalism” in countries around the world;

•Geopolitical events, social and economic instability, bribery, extortion, corruption, civil unrest, blockades, acts of war, guerrilla activities, insurrection and terrorism, certain of which may result in, among other things, an inability to access our property or transport our commodities;
•Risk of loss associated with illegal activity, including trespass, illegal artisanal mining, theft (including piracy), sabotage (including of critical infrastructure) and vandalism;
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

Accordingly, our activities outside of the U.S. may be substantially affected by many external factors beyond our control, some of which could have a material adverse effect on our cash flows, results of operations and financial condition.

We are required to comply with a wide range of laws and regulations in the countries where we operate or do business. For example, our international operations must comply with the U.S. Foreign Corrupt Practices Act and similar anti-corruption and anti-bribery laws of the other jurisdictions in which we operate. We operate in jurisdictions that have experienced public and private sector corruption and where significant anti-corruption enforcement activities, prosecutions and settlements have occurred. We have a large number of contracts with local and foreign business partners, including suppliers and contractors, who may take action contrary to or fail to adopt standards, controls and procedures, including health, safety, environment, human rights and community standards that are equivalent to our standards, controls and procedures. There can be no assurance that our internal control policies and procedures will protect us from misinterpretation of or noncompliance with applicable laws and internal policies, recklessness, fraudulent behavior, dishonesty or other inappropriate acts committed by our affiliates, employees or business partners. As such, our corporate policies and processes may not prevent or detect all potential breaches of law or governance practices. Any breaches could result in safety events that may result in injuries or fatalities; significant criminal or civil fines, penalties, litigation or regulatory action or inquiries or other enforcement actions; shareholder or other stakeholder activism (such as to stop using a certain business partner); civil unrest or other adverse impacts on human rights; termination of contracts; loss of operating licenses or permits; and damage to our reputation, any of which could have a material adverse effect on our cash flows, results of operations and financial condition.

In addition, our insurance does not cover most losses caused by the risks described above. For example, we do not have political risk insurance.

We conduct international mining operations and exploration activities in Indonesia, Peru and Chile as well as other foreign jurisdictions. Accordingly, in addition to the usual risks associated with conducting business in countries outside the U.S., our business may be adversely affected by political, economic, social and regional uncertainties in each of these countries. For example, we are involved in several significant tax proceedings and other tax disputes with Indonesia and Peru tax authorities (refer to Note 12 for further discussion of these matters). Other risks specific to certain countries in which we operate are discussed in more detail below.

Because our mining operations in Indonesia are a significant operating asset, our business may be adversely affected by political, economic, regulatory and social uncertainties in Indonesia.

Maintaining a good working relationship with the Indonesia government, PT Mineral Industri Indonesia (MIND ID), an Indonesia state-owned enterprise and shareholder in PT-FI, and the local population, is important because of the significance of our Indonesia operations to our business, and because our mining operations there are among Indonesia’s most significant business enterprises. Partially because of the Grasberg minerals district’s significance to Indonesia’s economy, the environmentally sensitive area where it is located, and the number of local people employed, our Indonesia operations have been the subject of political debates and criticism in the Indonesia press, and have been the target of protests and occasional violence. Improper management of our working relationship with the Indonesia government, MIND ID or the local population could lead to a disruption of operations and/or impact our reputation in Indonesia and in the region where we operate, which could adversely affect our business.

The mining industry is subject to extensive regulation within Indonesia, and there have been major developments in laws and regulations applicable to mining concession holders, some of which have conflicted with PT-FI’s contractual rights and may conflict with PT-FI’s contractual rights in the future.

The enactment of Law No. 4 of 2009 on Coal and Mineral Mining on January 12, 2009 (the Mining Law) replaced the previous regulatory framework which allowed concession holders, including PT-FI, to conduct mining activities in Indonesia under a contract of work system. Notwithstanding provisions in PT-FI’s former Contract of Work (COW) prohibiting it from doing so, the Indonesia government sought to modify PT-FI’s former COW to address provisions contained in the Mining Law and implementing regulations adopted thereunder, some of which were not required under or conflicted with PT-FI’s former COW. In addition, in early 2017, the Indonesia government issued new regulations to address exports of unrefined metals, including copper concentrates and anode slimes, and other matters related to the mining sector. On December 21, 2018, PT-FI was granted an IUPK to replace its former COW, enabling PT-FI to conduct operations in the Grasberg minerals district through 2041, subject to certain requirements. Refer to Note 13 for a summary of the IUPK’s key fiscal terms and requirement to develop additional smelting and refining capacity.

Since 2019, the Indonesia government has enacted various laws and regulations related to downstream processing of various products. Refer to “Operations – Indonesia Mining” in MD&A and Notes 12, 13 and 14 for a discussion of Indonesia regulatory matters, including those related to export licenses, export duties, export proceeds, smelter assurance bonds and smelter development progress, including assessing administrative fines. In 2023, PT-FI was granted export licenses for copper concentrates and anode slimes, both of which are valid through May 2024. PT-FI has requested approvals to continue exports of copper concentrates and anode slimes beyond May 2024 and until the Manyar smelter and precious metals refinery (PMR) in Indonesia (collectively, the Indonesia smelter projects) are fully commissioned and reach designed operating conditions. We cannot predict if PT-FI will be able to obtain approval timely or at all to continue exports beyond May 2024, including of sufficient volumes of copper concentrates and anode slimes. If any limitations on exports or additional financial impacts resulting from Indonesia regulations were to be assessed prior to PT-FI’s Indonesia smelter projects becoming operational later in 2024, PT-FI would be required to reduce production levels or be subject to additional costs, which could adversely impact our revenues and operations.

Further, PT-FI continues to discuss the applicability of the revised regulation for export duties with the Indonesia government because of inconsistencies with its IUPK. If PT-FI is unable to successfully dispute the export duties, it may be unable to recover the assessed duties and would be required to continue paying such duties until the Manyar smelter construction is completed and operational.

There can be no assurance that future regulatory changes affecting the mining industry in Indonesia will not be introduced or unexpectedly repealed, or that new interpretations of existing laws and regulations will not be issued, any of which may conflict with PT-FI’s contractual rights, which could adversely affect our business, financial condition and results of operations.

Beginning in 2022, the Indonesia government divided the Indonesia portion of the island of New Guinea from two provinces into a total of six provinces, which has resulted in public protest and civil unrest. For further discussion of violence, civil and religious strife, and activism affecting our operations in Indonesia, see the related risk factor below. Further, we cannot predict the impact of splitting provinces on local and regional regulations, permits and other governmental administrative functions, which could have an adverse impact on our business.

In 2024, Indonesia is holding national legislative elections, including the presidential election. Political considerations leading up to and resulting from these elections could affect, among other things, national and local policies pertaining to foreign investment, permitting and export restrictions, which could adversely affect our Indonesia mining operations.

PT-FI will not mine all of the ore reserves in the Grasberg minerals district before the initial term of its IUPK expires in 2031. PT-FI’s IUPK may not be extended through 2041 if PT-FI fails to abide by its terms and conditions and applicable laws and regulations.

Under the terms of PT-FI’s IUPK, PT-FI has been granted mining rights through 2031, with rights to extend its mining rights through 2041, subject to, among other things, PT-FI’s completion of construction of additional domestic smelting and refining capacity. Refer to Note 13 for a summary of the IUPK’s key fiscal terms and development of additional smelting and refining capacity.

Our proven and probable mineral reserves in Indonesia reflect estimates of minerals that can be recovered through the end of 2041, and PT-FI’s current long-term mine plan and planned operations are based on the assumption that PT-FI will abide by the terms and conditions of the IUPK and will be granted the 10-year extension from 2031 through 2041. As a result, PT-FI will not mine all of these mineral reserves during the initial term of the IUPK. Prior to the end of 2031, we expect to mine 43% of aggregate proven and probable recoverable mineral reserves at December 31, 2023, representing approximately half of our net equity share of recoverable copper and gold reserves.

If PT-FI does not complete the construction of additional domestic smelting and refining capacity, or fulfill its defined fiscal obligations to the Indonesia government as set forth in the IUPK, the IUPK may not be extended from 2031 through 2041, and PT-FI would be unable to mine all of its proven and probable mineral reserves in the Grasberg minerals district, which could adversely affect our business, results of operations and financial position.

PT-FI and the Indonesia government continue to engage in discussions regarding the extension of PT-FI’s IUPK beyond 2041. Given the long-term nature of planning for mining investments, the Indonesia government is updating regulations that would enable PT-FI to apply for an extension of its IUPK beyond 2041. We cannot predict whether the regulations will be updated or that PT-FI will be successful in applying for the extension of its IUPK beyond 2041.

Operational risks

Our mining operations are subject to operational risks that could adversely affect our business, including the ability to smelt and refine, and our underground mining operations have higher risks than a surface mine.

We have assets in a variety of geographic locations, all of which exist in and around broader communities and environments. Maintaining the operational integrity and performance of our assets is crucial to protect our people, the environment and communities in which we operate. Our mines are very large in scale and, by their nature are subject to significant operational risks, some of which are outside of our control, and many of which are not covered fully, or in some cases even partially, by insurance. These operational risks, which could materially adversely affect our business, operating results and cash flows, include earthquakes, rainstorms, floods, wildfires and other natural disasters; environmental hazards, including discharge of metals, concentrates, pollutants or hazardous chemicals; surface or underground fires; equipment failures; accidents, including in connection with mining equipment, milling equipment or conveyor systems, transportation of chemicals, explosives or other materials and in the transportation of employees and other individuals to and from sites (including where these services are provided by third parties such as vehicle and aircraft transport); wall failures and rock slides in our open-pit mines, and structural collapses of our underground mines or tailings impoundments; underground water and ore management; lower than expected ore grades or recovery rates; and seismic activity resulting from unexpected or difficult geological formations or conditions (whether in mineral or gaseous form).

For a discussion of risks specific to our tailings management, see the risk factors below relating to our management of waste rock and tailings, including our river transport system for tailings management in Indonesia.

We are facing continued geotechnical challenges because of the older age of some of our open-pit mines and a trend toward mining deeper pits and more complex deposits. There can be no assurance that unanticipated geotechnical and hydrological conditions may not occur, nor whether these conditions may lead to events such as landslides and pit wall failures, or that such events will be detected in advance. Geotechnical instabilities can be difficult to predict and are often affected by risks and hazards outside of our control, such as seismic activity or severe weather, which may lead to floods, mudslides, pit-wall instability and possibly even slippage of material. For example, in late 2022, significant rainfall events impacted production at Morenci. Further, in early 2019, our El Abra operation experienced heavy rainfall and electrical storms. As a result, our operating results for 2019 were impacted by a suspension of El Abra’s crushed leach stacking operations for approximately 35 days. We also experience mining induced seismic activity, including landslides, from time to time in the Grasberg minerals district in addition to severe weather. The mine site is in an active seismic area and has experienced earth tremors from time to time. In addition to the usual risks encountered in the mining industry, our Indonesia mining operations involve additional risks given their location in steep mountainous terrain in a remote area of Indonesia. These conditions have required us to overcome special engineering difficulties and develop extensive infrastructure facilities. The area also receives extreme rainfall, which has led to periodic floods and mudslides. In February 2023, PT-FI’s operations were temporarily disrupted because of significant rainfall and landslides, which restricted access to infrastructure near its milling operations. We cannot predict whether similar weather-related or seismic events will occur in the future or the extent to which any such event would affect these, or any of our other operations.

Our business is dependent upon our workforce being able to safely perform their jobs. The occurrence of one or more of these events in connection with our exploration activities and development of and production from mining operations may result in the death of, or personal injury or illness to, our employees, other personnel or third parties, the loss of mining equipment, damage to or destruction of mineral properties or production facilities, significant repair costs, monetary losses, deferral or unanticipated fluctuations in production, extensive community disruption (including short- and long-term health and safety risks), loss of licenses, permits or necessary approvals to operate, loss of workforce confidence, loss of infrastructure and services, disruption to essential supplies or delivery of our products, environmental damage and potential legal liabilities, any of which may adversely affect our reputation, business, prospects, results of operations and financial position. Further, the impacts of any serious incidents that occur may also be amplified if we fail to respond timely or in an appropriate manner. Underground mining operations have unique risks that can be particularly dangerous, such as those associated with supporting the underground openings. In May 2013, the rock structure above the ceiling of an underground training facility at the Grasberg minerals district collapsed, which resulted in 28 fatalities and 10 injuries. While we have implemented preventative measures, we cannot guarantee that any incidents will not occur in the future.

In addition, we could also be subject to operational risks at our smelters and refineries once PT-FI is fully dependent on its ability to smelt and refine domestically all its concentrates and slimes produced by its mining operations at the PT Smelting and the Indonesia smelter projects. Any delay, loss of access or limited availability and capacity related to these smelting and refinery facilities, including equipment failures, unanticipated or extended shutdowns, inability to sell certain by-products, lack of capacity to store certain by-products, severe weather, social or political unrest or any major public health crisis, any of which may not be recognized by the Indonesia government as a force majeure event, may significantly impact our ability to export and sell our copper and gold products, even if alternative refineries or smelters outside of Indonesia are available, and could adversely impact our revenues and results of operations.

We maintain insurance at amounts we believe to be reasonable to cover some of these risks and hazards; however, our insurance may not sufficiently cover losses from certain of these risks and hazards. There can be no assurance that such insurance will continue to be available, maintained or available at economically feasible premiums, that the proceeds of such insurance will be paid in a timely manner or that we will be adequately compensated for losses actually incurred, if at all. We may elect to not purchase insurance for certain risks because of the high premium costs associated with insuring such risk or for various other reasons. We do not have coverage for certain environmental losses and other risks, including the legal liabilities associated with these risks. The lack of, or insufficiency of, insurance coverage could adversely affect our cash flows and overall profitability.

Our management of waste rock and tailings are subject to significant environmental, safety and engineering challenges and risks that could adversely affect our business.

The waste rock (including overburden) and tailings produced in our mining operations represent our largest volume of mine waste material. Managing the volume of waste rock and tailings presents significant environmental, safety and engineering challenges and risks primarily relating to structural stability, geochemistry, water quality and dust generation. Management of this waste is regulated in the jurisdictions where we operate and our programs are designed to comply with applicable national, state and local laws, permits and approved environmental impact studies.

We maintain large leach pads and tailings impoundments containing viscous material. Tailings impoundments include large embankments that must be engineered, constructed and monitored to ensure structural stability and avoid structural collapse. Our tailings impoundments in arid areas must have effective programs to suppress fugitive dust emissions to meet regulatory requirements, which vary depending on location, and to limit potential impacts of dust emissions from our operations on surrounding communities and the environment. Additionally, we must effectively monitor, prevent and treat acid rock drainage at all of our operations. In Indonesia, we use a river transport system for tailings management, which presents other risks discussed in more detail in the risk factor below relating to the environmental challenges at our Indonesia mining operations.

As of January 31, 2024, subsidiaries of our company currently operate 15 active tailings storage facilities (13 in the U.S. and 2 in Peru), of which 10 have an upstream design and 5 have a centerline design. We also manage 35 tailings storage facilities in the U.S. that are inactive or closed (31 with an upstream design, 2 with a centerline design and 2 with a downstream design) and another 22 that are deemed “safely closed” according to the definition in the Tailings Standard (19 with an upstream design and 3 with a centerline design). In 2023, we produced approximately 341 million metric tons of tailings, including tailings produced by PT-FI. The failure of tailings storage facilities and other embankments at any of our mining operations could cause severe, and in some cases catastrophic, property and environmental damage and loss of life, as well as adverse effects on our business and reputation. Some of our tailings storage facilities are located in areas where a failure has the potential to impact individual dwellings and a limited number of our impoundments are in areas where a failure has the potential to impact nearby communities or mining infrastructure. There can be no assurance that a severe or catastrophic failure of any of our facilities will not occur in the future. For additional information regarding the company’s tailings management and stewardship program, including our tailings management system, which incorporates the requirements of the Tailings Standard, refer to Items 1. and 2. “Business and Properties.”

Based on observations from tailings failures at unaffiliated mines and our risk assessment process, which assesses a range of potential risks to our tailings storage facilities, in addition to fatalities and severe personal, property and environmental damages, these events could result in limited or restricted access to mine sites, suspension of operations, decrease in mineral reserves, legal liability, government investigations, additional regulations and restrictions on mining operations in response to any such failure, increased monitoring costs and production costs, increased insurance costs or costs associated with insufficiency of or inability to obtain insurance, increased costs and/or limited access to capital, remediation costs, inability to comply with any additional safety requirements or obtain necessary certifications, evacuation or relocation of communities or other emergency action, and other impacts, which could have a material adverse effect on our operations and financial position.

Our Indonesia mining operations are susceptible to difficult and costly environmental challenges, and future changes in Indonesia environmental laws could increase our costs.

Mining operations on the scale of our Indonesia operations involve significant environmental risks and challenges. Our primary challenge is to dispose of the large volume of tailings. In 2023, PT-FI produced approximately 69 million metric tons of tailings. Our tailings management plan, which has been approved by the Indonesia government, uses an unnavigable river in the highlands to transport the tailings from the mill to an engineered tailings management area in the lowlands. Levees have been constructed along both sides of the lowlands tailings management area to act as containment structures to laterally contain the footprint of the tailings deposition within the approved tailings management area.

Another major environmental challenge at PT-FI is managing overburden, which is rock that was required to be moved aside in the open pit mining process to reach the ore in the Grasberg open pit. In the presence of air, water and naturally occurring bacteria, some overburden can generate acid rock drainage, or acidic water containing dissolved metals that, if not properly managed, can adversely affect the environment. In addition, the Grasberg overburden stockpiles experienced erosion over time, caused by the large amounts of rainfall, with the eroded stockpile material eventually entering into the lowlands tailings management area. This eroded overburden affects the volume as well as the physical and chemical characteristics of the sediment material deposited in the lowlands tailings management area, which can, if not properly managed, result in environmental impacts. The underlying overburden erosion and run-off are being managed and controlled through an extensive re-sloping and water management project, and PT-FI has not experienced similar erosion issues since 2018. However, PT-FI continues to monitor for potential impacts resulting from past erosion or the possibility of erosion recurrence.

PT-FI’s current tailings deposition management plan and environmental monitoring program consider the presence of this overburden in the lowlands tailings management area. PT-FI has expanded the scope of its ongoing management and monitoring, which assesses possible impacts to the environment and human health from overburden erosion and tailings. During 2023, PT-FI continued its routine assessments of surface waters, groundwaters, sediments and soils, dust and terrestrial and aquatic tissues. As part of the expanded scope, in 2022 and 2023, PT-FI also assisted the Mimika local health authority with an extensive regency-wide community health survey, which provided further data on a broad range of community health issues. The local health authority then prioritized those items having the greatest expected impact on public health. There were no impacts attributable to PT-FI’s operations (inclusive of tailings and overburden erosion) that were determined to be a priority focus following the results of the local health authority’s assessment. In response to the health survey results, PT-FI and the local health authority have agreed to collaborate on public health challenges. Future testing and community health surveys may be used to assess the effectiveness of the local health authority’s priority programs and educational efforts.

In the past, the Indonesia government, stakeholders and other third parties have raised questions with respect to our tailings and overburden management plans, including a suggestion that we implement a tailings pipeline and dam rather than the river transport system for tailings management. Our Indonesia mining operations are remotely located in steep mountainous terrain and in an active seismic area, which also experiences extreme weather events; such that, the pipeline infrastructure required to convey the volume of material is not feasible. Based on our own studies and others conducted by third parties, we believe that our controlled riverine transport system is the best site-specific option for tailings management at the Grasberg minerals district.

Overtopping or failure of any of the PT-FI tailings containment structures (levees or protection structures) induced by extreme weather events such as floods, a major seismic event or naturally-occurring weak ground under the structures, are potential risks. The potential impacts from any such occurrence could vary significantly depending upon the specific location of the failure. Unanticipated structural failure of these structures in certain areas in the future could result in flooding of the nearby communities and related loss of lives and/or severe personal, property and environmental damages. Under certain conditions, a failure may necessitate evacuation or relocation of communities or other emergency action, financial assistance to the communities impacted, and remediation costs to repair and compensate for the social, cultural and economic impacts associated with such failure.

In addition, in the southern (estuary) portion of the approved tailings management area, mathematical modeling of certain sediment transport scenarios indicate tailings have the potential to be deposited outside of the approved lateral levees in adjacent mangroves. PT-FI has proposed additional extensions to the existing levees to the Indonesia regulators and is further evaluating the potential benefits and impacts. Indonesia regulators have further proposed a different strategy involving efforts to increase sediment retention through various methods as well as increase beneficial use of tailings. If the additional retention efforts are not successful, or if the permitting for these proposed protection structures is not reconsidered, any such depositional impacts outside of our existing approved footprint could impact the environment and communities. Refer to Items 1. and 2. “Business and Properties” for further discussion of our environmental obligations in Indonesia.

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

Indonesia

Indonesia has long faced separatist movements and civil and religious strife in a number of provinces. Several separatist groups have sought increased political independence for the province of Central Papua, where our Grasberg minerals district is located. In Central Papua, there have been attacks on civilians by separatists and conflicts between separatists and the Indonesia military and police. In addition, illegal artisanal miners have clashed with police who have attempted to move them away from our facilities. Social, economic and political instability in Central Papua could materially adversely affect us if it results in damage to our property or interruption of our Indonesia operations.

Shooting incidents have occurred within the PT-FI project area, including along the road leading to our mining and milling operations, which in some instances have involved fatalities or injuries to our employees, contractor employees, government security personnel and civilians. We incurred no fatalities or injuries relating to shootings within the PT-FI project area since April 2020, and we have had no shootings associated with the PT-FI project area since January 2021. During the first half of 2020, there were several shooting incidents, including an incident near a PT-FI office building where one employee was killed and two others injured. In January 2021, a helicopter contracted by PT-FI was fired upon and struck by a single gunshot in an area adjacent to the project area. In 2023, outside of the PT-FI operational area but within the province of Central Papua, there were at least 40 incidents of separatist violence, resulting in 20 fatalities. Separatist security incidents, including shootings, attacks on civil infrastructure and arson, continue to occur in Central Papua and other areas near the PT-FI project area. PT-FI actively monitors security conditions and the occurrence of incidents both within the project area and regionally.

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

Once the PMR is commissioned, we expect to be exposed to security risks relating to loss and theft of refined precious metals. Any such loss or theft could lead to financial loss or a failure to satisfy our customers, which could have an adverse impact on our reputation and business.

We cannot predict whether additional incidents will occur that could result in loss of life, or disruption or suspension of PT-FI’s operations. If other disruptive incidents occur, they could adversely affect our results of operations and financial condition.

South America

South America countries have historically experienced uneven periods of economic growth, as well as recession, periods of high inflation and general economic and political instability.

In Peru, political uncertainty has created instability in the regulatory environment. Beginning in December 2022 and continuing in 2023, heightened tensions, protests and social unrest emerged in Peru following a change in the country’s political leadership, which temporarily resulted in delays in the transport of supplies, products and people at our Cerro Verde mine. During first-quarter 2023, Cerro Verde also operated at reduced rates from time-to-time until it resumed normal operations in March 2023. Other mining operations in the region temporarily halted mining activities as a result of the civil unrest. While demonstrations and road blockages subsided in 2023, the potential for civil unrest and disruption of commerce and supply chains continues. Other operations in the region have encountered significant issues with trespassers, illegal artisanal miners and civil demonstrations that impact their current operations, expansion projects, logistical supply and product transport. Such protests have occasionally been accompanied by acts of violence and property damage and continue intermittently in the region.

In Chile, despite the overwhelming electoral approval of a proposal to rewrite the constitution in a 2020 referendum, the product of the constitutional assembly was rejected by a majority of voters in 2022 and 2023. Uncertainty in the resolution of constitutional reform may contribute to incidents of social unrest.

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

We recognize that access to clean, safe and reliable water supplies is vital to the health and livelihood of our host communities. Our mining operations require physical availability and secure legal rights to significant quantities of water, and the increasing pressure on water sources requires us to consider both current and future conditions in our approach. We aim to balance our operational water requirements with those of the local communities, environment and ecosystems. Most of our North America and South America mining operations are in areas where competition for water supplies is significant, and where climate change may lead to increasing scarcity of water sources in the future. Continuous production at our mines and any future expansions or developments are dependent on many factors, including our ability to maintain our water rights and claims, and the continuing physical availability of the water supplies. Current and long-term water risks include those that arise from our operations and events that we do not control (such as extreme weather and other physical risks associated with climate change). For further discussion of the potential physical impacts of climate change, see the related risk factor below.

As discussed in Item 3. “Legal Proceedings,” in Arizona, where our operations use both surface water and groundwater, we are a participant in an active adjudication in which Arizona courts have been attempting, for 50 years, to quantify and prioritize surface water claims for the Gila River watershed, one of the state’s largest river systems. If we are not able to satisfactorily resolve the issues being addressed in the adjudications, our water uses could be diminished or curtailed, and our operations and any future expansions at Morenci, Safford (including Lone Star) and Sierrita could be adversely affected unless we are able to acquire alternative water sources.

Water for our Cerro Verde operation in Peru comes from renewable sources through a series of storage reservoirs on the Rio Chili watershed that collects water primarily from seasonal precipitation and from wastewater collected from the city of Arequipa and treated at a wastewater treatment plant constructed by us. Ongoing El Niño weather patterns have contributed to ongoing drought conditions in the area and water shortages at our Cerro Verde operation are possible, which could impact our operations.

Water for our El Abra mining operation in Chile currently comes from the continued pumping of groundwater from the Salar de Ascotán aquifer. The agreement to pump from this aquifer is subject to continued monitoring through 2029 of the aquifer water levels and select flora species to ensure that environmentally sensitive areas are not impacted by our pumping, which if impacted could cause reductions in pumping to restore water levels and could have an adverse effect on production from El Abra. Our permit for pumping of groundwater will expire in 2029 and any renewal may be challenging. We are evaluating water infrastructure alternatives to provide options to extend existing operations and support a future expansion, while continuing to monitor Chile’s regulatory and fiscal matters, as well as trends in capital costs for similar projects. In parallel, as part of the permitting process for the potential expansion, we are planning for a potential submission of an environmental impact statement during 2025, subject to ongoing stakeholder engagement and economic evaluations. There can be no assurance that we will be able to execute such water infrastructure plans or obtain a new permit, which could have an adverse impact on our operations. For further discussion, see the risk factor above relating to the geopolitical, economic and social risks associated with our international operations.

Although we typically have sufficient water for our Indonesia operations, the area receives considerable rainfall that makes us susceptible to periodic floods and mudslides, the nature and magnitude of which cannot be predicted. For further discussion of the overburden and related environmental challenges, including as a result of flooding in Indonesia, see the related risk factor above.

Although each of our mining operations currently has access to sufficient water sources to support current operational demands, as discussed above, the availability of additional supplies for potential future expansions or development will require additional investments and will take time to develop, if available. While we are taking actions to acquire additional back-up water supplies, such supplies may not be available at acceptable cost, or at all. As such, the loss of a water right or currently available water supply could force us to curtail operations or force premature closures, and the ability to obtain future water supplies could prevent future expansions or developments, thereby increasing and/or accelerating costs or foregoing profitable operations.

Our information and operational technology systems have been and in the future may be adversely affected by cybersecurity events, disruptions, damage, failure and risks associated with implementation and integration, including of new technologies.

Cybersecurity

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

As our dependence on information systems, including those of our third-party service providers and vendors, grows, we have become more vulnerable to an increasing threat of continually evolving cybersecurity risks. In recent years, cybersecurity events have increased in frequency and magnitude and the methods used to gain unauthorized access change frequently, making it increasingly difficult for us to prevent cybersecurity incidents or detect and remediate incidents in a timely and effective manner. Attacks have included and may include, but are not limited to, installation of malicious software, phishing, ransomware, social engineering tactics and credential attacks, insider threats, denial of service attacks, unauthorized access to data and other advanced and sophisticated cybersecurity breaches and threats, including those that increasingly target critical operational technologies and process control networks and those that are increasingly using artificial intelligence (AI) and quantum computing. Such attacks may be perpetrated by a variety of bad actors, some of which may reside in jurisdictions where law enforcement measures to address such attacks are ineffective.

We have experienced targeted and non-targeted cybersecurity events in the past and may experience them in the future. In August 2023, we determined that we were subject to a cybersecurity incident that affected certain of our information systems. We performed an investigation of the incident and its associated impact and incurred costs to remediate, which were not material. We cannot guarantee that events of a similar nature, with potentially greater exposure, will not occur in the future.

Cybersecurity threats could subject us to manipulation or improper use of our systems and networks, production downtimes, loss of sales, communication interruption or other disruptions and delays to our operations or to the transportation of products or infrastructure utilized by our operations, unauthorized release of proprietary, commercially sensitive, confidential or otherwise protected information, a misappropriation or loss of funds, the corruption of data, significant health and safety consequences, physical destruction of assets, environmental damage, loss of intellectual property, fines, penalties, litigation, regulatory or governmental investigation, liability under or termination of our contracts with third parties, damage to our reputation or financial losses from remedial actions, any of which could have a material adverse effect on our cash flows, results of operations and financial condition, and which in addition could adversely impact the effectiveness of our internal control over financial reporting. We do not maintain cyber risk insurance, and the lack of insurance coverage could adversely affect our cash flows and overall profitability in the event of a material cybersecurity incident.

While the August 2023 cybersecurity incident and other cybersecurity events have not had a material impact on us, we can provide no assurance that we will not experience any such impact or additional interruptions to our operations in the future. Given the unpredictability of the timing and the evolving nature and scope of information and operational technology system disruptions, the various procedures and controls we use to monitor and protect against cybersecurity threats and to mitigate potential risks arising from such threats have not been effective in some instances and may not be sufficient in preventing future cybersecurity incidents. Further, as cybersecurity threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate vulnerabilities to cybersecurity threats.

We could also be adversely affected by system or network disruptions if new or upgraded information or operational technology systems are defective, not installed properly or not properly integrated into our operations. System modification failures could have a material adverse effect on our business, financial position and results of operations and could, if not successfully implemented, adversely impact the effectiveness of our internal control over financial reporting.

Further, we increasingly depend on our information technology infrastructure for electronic communications among our operations, personnel, customers and suppliers around the world, including as a result of remote working and flexible working arrangements. These information technology systems, some of which are managed by third parties that we do not control, may be susceptible to damage, disruptions or shutdowns because of failures during the process of upgrading or replacing software, databases or components thereof, cutover activities in our restructuring and simplification initiatives, power outages, hardware failures, telecommunication failures, human errors, catastrophic events or other problems. Refer to Item 1C. “Cybersecurity” for further information on our cybersecurity governance, risk management and strategy.

Artificial Intelligence and Other New Technologies

Information and operational technology systems continue to evolve and, in order to remain competitive, we must implement new technologies in a timely, cost-effective and efficient manner. For example, we may develop and apply AI in decision support systems, material characterization, equipment reliability, mineral extraction and remote/autonomous operation. These applications may become important in our operations over time. We also are advancing a series of initiatives to incorporate new applications, technologies and data analytics to our leaching processes. For additional information on our leaching innovation initiatives, see MD&A. Our failure to successfully implement new technologies, including AI, may adversely affect our competitiveness and, consequently, our results of operations. In addition, we may utilize AI and other new technologies in software provided by third parties to enhance our capabilities in producing copper, improving business processes and responding to threats to our technology platforms. The use of AI may increase our exposure to cybersecurity risks and additional risks relating to the protection of data, including increased exposure of confidential or otherwise protected information to unauthorized recipients, which could result in liability under or termination of our contracts with third parties, misuse of our intellectual property or other unintended consequences.

Major public health crises may have an adverse impact on our business.

Pandemics, epidemics, widespread illness or other major public health crises could negatively impact the global economy and adversely affect our operations and business, including our ability to conduct business, demand for the commodities we produce and our profit margins. Actions taken by governmental authorities and third parties to contain and mitigate the risk of spread of any major public health crisis may negatively impact our business, including a disruption of or change to our operating plans. For example, in March 2020, we had to temporarily transition our Cerro Verde mine to care and maintenance status and adjust operations to prioritize critical activities in response to a decree issued by the Peru government relating to COVID-19.

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

Our business is dependent on maintaining good relations with our workforce. A significant portion of our employees are represented by labor unions in a number of countries under various collective bargaining agreements with varying durations and expiration dates. Refer to Items 1. and 2. “Business and Properties” for additional information regarding labor matters, and expiration dates of such agreements. As of December 31, 2023, approximately 29% of our global labor force was covered by collective bargaining agreements and approximately 16% of our global labor force was covered by agreements that will or were scheduled to expire during 2024 or that had expired as of December 31, 2023, and continue to be negotiated.

Labor agreements are negotiated on a periodic basis and may not be renewed on reasonably satisfactory terms to us or at all. If we do not successfully negotiate new collective bargaining agreements with our union workers, we may incur prolonged strikes and other work stoppages at our mining operations, which could adversely affect our financial condition and results of operations. Additionally, if we enter into a new labor agreement with any union that significantly increases our labor costs relative to our competitors, our ability to compete may be materially adversely affected.

We have in the past and could in the future experience labor disruptions such as work stoppages, work slowdowns, union organizing campaigns, strikes, or lockouts that could adversely affect our operations. For example, in third-quarter 2020, we experienced a five-day labor-related work stoppage related to COVID-19 travel restrictions when a small group of workers at PT-FI staged protests and a blockade restricting access to the main road to the mining operations area. We reached an amicable resolution with the group of workers while upholding our COVID-19 safety protocols. There were no strikes or lockouts at any of our operations for the three years ended December 31, 2023.

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

Our success is dependent on the contributions of our highly skilled and experienced workforce. Our business depends on our ability to recruit, retain, develop and advance a qualified, inclusive and diverse workforce at all levels, including sufficient personnel to develop, implement and operate new technologies. Our ability to recruit qualified personnel is affected by the available pool of workers with the training and skills necessary to fill the available positions, the impact on the labor supply because of general economic conditions and our ability to offer competitive compensation and benefit packages. Since 2021, we have experienced an increasingly competitive labor market and labor shortages at our North America operations. The tight labor market, hiring more contract workers, and increased competition from other employers in North America continue to represent strategic challenges that are increasing our costs, reducing efficiency, impacting production and our ability to further expand current mining rates and will impact the timing of future developments in North America. If we fail to recruit, retain, develop and advance qualified, inclusive and diverse personnel necessary for the efficient operation of our business, we could continue to face labor challenges, which may result in, but are not limited to, decreased profitability, further decreases to productivity and efficiency, ongoing safety performance challenges, and the further delay of current and potential development projects, any of which may have a material adverse effect on our performance.

Risks related to development projects and mineral reserves

Development projects are inherently risky and may require more capital and have lower economic returns than anticipated, and the development of our underground mines are also subject to other unique risks.

Mine development projects typically require a number of years and significant expenditures during the development phase before production is possible. There are many risks and uncertainties inherent in all development projects including, but not limited to, unexpected or difficult geological formations or conditions and environmental challenges, potential delays (including the ability and timeframe to obtain permits, or because of weather, social or political unrest or any major public health crisis), cost overruns, availability of economic sources and reliable access to water, power and infrastructure, lower levels of production during ramp-up periods, shortages of materials or labor, construction defects, equipment breakdowns and injuries to persons and property, social acceptance of such projects by communities and Indigenous Peoples, partner alignment and efficient and profitable operation of mature properties. Creating and maintaining an inventory of projects depends on many factors and although we devote significant time and resources to our project planning, approval and review processes, many of our development projects are highly complex and rely on factors that are outside of our control, which may cause the actual time and capital required to complete a development project and operating costs after completion to exceed our estimates, especially in periods of high inflation.

All of our copper and gold production in Indonesia comes from underground mining in the Grasberg minerals district. The development of our underground mines is also subject to other unique risks including, but not limited to, underground fires or floods, ventilating harmful gases, fall-of-ground accidents, and seismic activity resulting from unexpected or difficult geological formations or conditions, which we experience from time to time in the Grasberg minerals district. While we anticipate taking all measures that we deem reasonable and prudent in connection with the development of our underground mines to safely manage production, there can be no assurance that these risks will not cause schedule delays, revised mine plans, injuries to persons and property, or increased capital costs, any of which may have a material adverse impact on our cash flows, results of operations and financial condition. Refer to Items 1. and 2. “Business and Properties” and MD&A for further discussion of PT-FI’s development of the Kucing Liar deposit in the Grasberg minerals district and our other development projects.

We may not be able to maintain or grow our mineral reserves.

Our existing mineral reserves will be depleted over time by production from our operations. Because our profits are primarily derived from our mining operations, our ability to replenish our mineral reserves is essential to our long-term success. Depleted mineral reserves can be replaced in several ways, including expanding known ore bodies, reducing operating costs that could extend the life of a mine by allowing us to cost-effectively process ore types that were previously considered uneconomic, investing in and advancing new technologies (such as our leaching innovation initiatives), locating new deposits or acquiring interests in mineral reserves from third parties.

Exploration is highly speculative in nature, involves many risks and uncertainties, requires substantial capital expenditures (which may differ significantly from those estimated) and, in some instances, advances in processing technology, and is frequently unsuccessful in discovering significant mineral resources since new, large, long-life deposits are increasingly scarce. Accordingly, our current or future exploration programs may not result in the discovery of additional deposits that can be produced profitably. Even if significant mineral resources are discovered, it will likely take many years from the initial phases of exploration until commencement of production, during which time the economic feasibility of production may change.

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

Our operations are subject to extensive and complex environmental laws and regulations governing the generation, storage, treatment, transportation and disposal of hazardous substances; solid waste disposal; air emissions; wastewater discharges; remediation, restoration and reclamation of environmental contamination, including mine closures and reclamation; protection of endangered and threatened species and designation of critical habitats; and other related matters. These laws and regulations are subject to change and to changing interpretation by governmental agencies and other bodies vested with broad supervisory authority. As a mining company, compliance with environmental, health and safety laws and regulations is an integral and costly part of our business. In addition, we must obtain regulatory permits and approvals to start, continue and expand operations.

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

New or revised environmental regulatory requirements are frequently proposed, many of which have resulted and may in the future result in substantially increased costs for our business, including those regarding financial obligations. Regulations have been considered at various governmental levels to increase financial responsibility requirements for mine closure and reclamation. Federal regulations obligating additional hazardous air pollutant controls at our Miami, Arizona smelter are also under consideration. Adoption of such environmental regulations or more stringent application of existing regulations may materially increase our costs, threaten certain operating activities and constrain our expansion opportunities. In addition, there can be no assurance that restrictions relating to conservation will not have an adverse impact on expansion of our operations or not result in delays in project development, or constraints on exploration or operations in impacted areas.

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

Many other governmental bodies regulate other aspects of our operations, and our failure to comply with these legal requirements can result in substantial penalties. In addition, new laws and regulations, including executive orders, or changes to or new interpretations of existing laws and regulations by courts or regulatory authorities occur regularly, but are difficult to predict. Any such variations could negatively impact the mining sector, including our business, substantially increase costs to achieve compliance or otherwise have a material adverse effect on our cash flows, results of operations and financial condition.

For additional information regarding the various regulations affecting us, see Items 1. and 2. “Business and Properties.”

We incur significant costs for remediating environmental conditions on or related to properties that have not been operated in many years.

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

Companies like FMC are now legally responsible for remediating hazardous substances released into the environment on or from properties owned or operated by them as well as properties where they arranged for disposal of such substances, irrespective of when the release into the environment occurred or who caused it. That liability is often asserted on a joint and several basis with other prior and subsequent owners, operators and arrangers, meaning that each owner or operator of the property is, and each arranger may be, held fully responsible for the remediation, although in many cases some or all of the other responsible parties no longer exist, do not have the financial ability to respond or cannot be found. As a result, because of our acquisition of FMC, many of the subsidiary companies we now own are potentially responsible for a wide variety of environmental remediation projects throughout the U.S., and we expect to spend substantial sums annually for many years to address those remediation issues. We are also subject to claims where the release of hazardous substances is alleged to have resulted in injury, destruction or loss of natural resources.

At December 31, 2023, we had more than 80 active remediation projects in 22 U.S. states. In addition, FMC and certain affiliates and predecessor companies were parties to agreements relating to the transfer of businesses or properties that contained indemnification provisions relating to environmental matters, and from time to time these provisions become the source of claims against us.

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

We face increasing, complex and changing regulatory and stakeholder and other third-party expectations relating to our climate and energy transition plans, which may adversely affect our business. Further, we may not be able to timely or successfully transition from fossil fuel sources for our significant energy needs, which may result in reputational damage.

Our operations require significant energy, much of which is currently from fossil fuel sources and is obtained from third parties under long-term contracts. Energy represented 19% of our copper mine site operating costs in 2023, and is expected to approximate 20% in 2024. The principal sources of energy consumption at our mining operations are: diesel fuel, which powers mine trucks and other transportation equipment; purchased electricity, which powers core facilities and certain on-site metal processing operations; and coal and natural gas, which provides electricity at certain operations.

Existing and proposed governmental conventions, laws, rules, regulations, policies and standards as well as existing and proposed voluntary disclosure standards and frameworks (both in the U.S. and internationally), including those related to climate change, carbon taxes or greenhouse gas (GHG) emissions, may in the future add significantly to our operating costs, limit or modify our operations, impact the competitiveness of the commodities we produce, and require more resources to comply and remediate in response. For additional information on climate change conventions, laws, regulations and standards applicable to FCX, refer to Items 1. and 2. “Business and Properties.”

In response to climate change and societal or stakeholder demands for action, we have announced 2030 GHG emissions reduction targets and a 2050 net zero aspiration, each of which will result in additional costs to us, the totality of which we cannot currently estimate with accuracy, and we cannot guarantee that we will be able to achieve any current or future GHG emissions targets or aspirations.

While we strive to transition to more renewable power sources for our mining operations, as a commercial consumer of power, our ability to reduce our GHG emissions associated with our power consumption demand is dependent upon the mix of our suppliers and locally-available renewable energy resources at our various sites, including our ability to successfully develop renewable energy projects and negotiate power purchase agreements. The transition to renewable and other energy sources could, among other things, increase our capital expenditures, and operating and energy costs, depending on the scope, magnitude and timing of increased regulation of fossil-fuel based energy production, including GHG emissions, as well as the availability of alternative energy sources.

In certain aspects of our operations, our ability to reduce our GHG emissions is directly dependent on the actions of third parties and technological solutions and innovation, and our ability to make significant, rapid changes in our GHG emissions in response to potential future regulations may be limited. For example, our diesel-fueled haul trucks are a significant contributor to GHG emissions at our North America and South America operations. We are evaluating options for the electrification of our haul trucks, but reduction of emissions from such haul trucks will depend upon the development and availability of commercially viable alternative-fueled mining equipment by our third-party suppliers. At our remote mining operations in Indonesia, PT-FI owns and operates a coal-fired power plant and is advancing plans to transition its existing energy source from coal to liquefied natural gas by planning investments in a new gas-fired combined cycle facility. Our ability to transition to commercially viable alternative sources of energy across our operations globally will depend on, among other things, additional studies, technological considerations and permit approvals. Even if we do implement new technologies, our stakeholders and other third parties may not be satisfied with our approach to reducing our GHG emissions. For further information, see the risk factor below relating to the increasing scrutiny and evolving expectations from stakeholders and other third parties, including creditors, with respect to our ESG practices, performance and disclosures.

The physical impacts of climate change may adversely affect our mining operations, workforce, communities, biodiversity and ecosystems, supply chains and customers, which may result in increased costs.

We recognize that as the climate changes, our operations, workforce, communities, biodiversity and ecosystems, supply chains and customers may be exposed to changes in the frequency, intensity and/or duration of intense storms, drought, flooding (including from sea level rise at our coastal operations), wildfire, and other extreme weather events and patterns (such as extreme heat). Such potential physical impacts of climate change on our operations are highly uncertain and would vary by operation based on particular geographic circumstances. For example, at many of our mine sites, climate change is projected to impact local precipitation regimes, resulting in shorter-duration, higher-intensity storm events, and the potential for less precipitation overall. We could face increased operational costs associated with managing additional volumes of storm water during more intense future events, including supply disruption, delays, damage to or inaccessibility of our facilities and increased pricing of consumables and components we purchase. In addition, the potential for overall decreases in precipitation could affect the availability of water needed for our operations, leading to increased operating costs, or in extreme cases, disruptions to our mining operations. For additional information regarding risks relating to availability of water and operational risks inherent in mining, see related risk factors above.

Increasing scrutiny, action and evolving expectations from stakeholders and other third parties with respect to our ESG practices, performance, commitments and disclosures may impact our reputation, increase our costs and impact our access to capital or business strategy.

Stakeholder and other third-party scrutiny related to our ESG practices, commitments, performance and disclosures continues to increase and evolve. We have adopted certain policies and programs, including with respect to responsible production frameworks, climate change, water stewardship, biodiversity and land management, tailings management and stewardship, waste management, safety and health, human capital management, human rights, social performance and community and Indigenous Peoples relations, political activity and spending practices, and supply chains/responsible sourcing. It is possible, however, that our stakeholders and other third parties might not be satisfied or even disagree with our ESG practices, goals, initiatives, commitments, performance and/or disclosures, or the speed of their adoption, implementation and measurable success. If we do not meet our stakeholders’ and other third parties’ evolving expectations, including any failure or perceived failure to achieve our stated goals and targets or industry standards or any allegations that our stated goals or targets should be altered, our reputation, access to and cost of capital, business strategy and stock price could be negatively impacted.

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

As we continue to focus on our ESG practices, goals, initiatives, commitments, performance and disclosures, and as ESG-related laws and regulations and voluntary disclosure standards and frameworks continue to evolve, we have expanded our public disclosures in these areas. Refer to Items 1. and 2. “Business and Properties” for additional information on ESG conventions, laws, regulations and standards applicable to FCX. Such disclosures may reflect goals, aspirations, commitments, cost estimates and other expectations and assumptions, including over long timeframes, which are necessarily uncertain and may not be realized.

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

Ensuring that there are adequate systems and processes in place to comply with the various ESG tracking and disclosure obligations, or to respond to business partners or other affiliates in our value chain that have requested, or may in the future request, ESG-related data or information from us to meet their disclosure obligations, will require management’s time and expense. If we do not adapt to or comply with stakeholder or other third parties expectations, including with respect to evolving ESG disclosure standards and frameworks, or if we are perceived to have not responded appropriately, regardless of whether there is a legal requirement to do so, we may suffer from reputational damage and our business, financial condition, cost of capital and/or stock price could be materially adversely affected.

In addition, our customers, end users and other third parties may require that we implement certain additional ESG procedures or standards before they will start or continue to do business with us, which could lead to preferential buying based on our ESG practices compared to our competitors’ ESG practices. Further, being associated with activities by business partners or other affiliates that have or are perceived to have individual or cumulative adverse impacts on the environment, climate, biodiversity and land management, water access and management, human rights or cultural heritage could negatively affect our reputation and impose additional costs.

Failure or the perceived failure to manage our relationships with the communities and/or Indigenous Peoples where we operate or that are near our operations could harm our reputation and social license to operate.

Our relationships with the communities and/or Indigenous Peoples where we operate or that are adjacent to or near our operations are critical to the long-term success of our existing operations and the development of any future projects. There is ongoing and increasing stakeholder and other third-party concern relating to a company’s social license to operate and the perceived effects of mining activities on the environment and on communities impacted by such activities. We may engage in activities, such as exploration, production, construction or expansion of our operations that have or are perceived to have adverse impacts on the local communities and their relevant stakeholders, society as a whole, Indigenous Peoples, cultural heritage, human rights and the environment, including land management and associated biodiversity, among other things. For example, our operations may take place on or adjacent to Indigenous Peoples’ ancestral lands, and such Indigenous Peoples may assert rights to the lands where we operate. Further, we may be required or expected by our stakeholders and other third parties to consult with and/or obtain consent from Indigenous Peoples with respect to these operations. We also may be required to demonstrate our capacity to protect ecosystems through improved practices and technological solutions to maintain our social license to operate, or to obtain such social license to operate for future development projects or expansions.

In addition, our assets are generally long-lived and stakeholders’ perceptions and expectations can change over the life of the mine. Changes in the aspirations and expectations of local communities and/or Indigenous Peoples where we operate, with respect to our employee health and safety performance and our contributions to infrastructure, community development, environmental management, including land management and associated biodiversity, and other factors could affect our social license to operate and reputation, and could lead to delays and/or increased costs if expansions or new projects are blocked either temporarily or for extended periods. Failure to effectively engage with communities on an ongoing basis, including the withdrawal of consent or support of Indigenous Peoples, other stakeholders or other third parties, could adversely impact our business, damage our reputation and/or result in loss of rights to explore, operate or develop our projects.

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

As more fully described in Note 10, during 2021, our Board of Directors (Board) adopted a performance-based payout framework, which currently includes base and variable dividends and a share repurchase program. Our ability to continue to pay dividends (base or variable) and the timing and amount of any share repurchases is at the discretion of our Board and management, respectively, and is subject to a number of factors, including not exceeding our net debt target, capital availability, our financial results, cash requirements, global economic conditions, changes in laws, contractual restrictions and other factors deemed relevant by our Board or management, as applicable. Repurchases of our common stock under our repurchase program are discretionary up to the Board-approved limit, and our share repurchase program may be modified, increased, suspended or terminated at any time at the Board’s discretion. Our dividend payments and share repurchases may change, and there can be no assurance that we will continue to declare dividends or repurchase shares at all or in any particular amounts. A reduction or suspension in our dividend payments or share repurchases could have a negative effect on the price of our common stock.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 1C.  Cybersecurity.

Risk Management and Strategy

We maintain a cyber risk management program designed to assess, identify, manage, mitigate and respond to cybersecurity threats and incidents. We seek to address material risks from cybersecurity threats through a cross-functional approach, and we utilize various processes to inform our identification, assessment and management of material risks from cybersecurity threats. Our cyber risk management program is integrated into our overall enterprise risk management (ERM) program. Cybersecurity risks are identified and assessed through our ERM program, which is designed to provide cross-functional executive insight across the business to identify and monitor risks, opportunities and emerging trends that can impact our strategic business objectives. The underlying controls of our cyber risk management program are based on recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology Cybersecurity Framework.

We utilize dedicated internal and external cybersecurity personnel to focus on assessing, detecting, identifying, managing, preventing and responding to cybersecurity threats and incidents. Our approach to cybersecurity incorporates a layered portfolio of technology controls, including strategic partnerships for our cybersecurity platforms, documented policies and procedures, end user training and dedicated resources to manage and monitor the evolving threat landscape, including through the gathering of actionable threat intelligence. We maintain and periodically evaluate and, as needed, update our information security policy and an incident response plan, which describes the processes we use to prepare for, detect, respond to and recover from a cybersecurity incident, including processes to assess severity, escalate, contain, investigate and remediate an incident, as well as to comply with potentially applicable legal obligations.

We regularly evaluate and assess the threat landscape and our security controls, including through audits and assessments, regular network and endpoint monitoring, vulnerability testing, penetration testing and tabletop exercises that include senior management. To assess the design and effectiveness of our cybersecurity controls, we engage with assessors, consultants, auditors and other third parties, including through independent third-party reviews of our information technology security program conducted on at least an annual basis. We also have processes to oversee and identify material cybersecurity risks associated with our use of third-party service providers, including performing diligence on certain third parties that have access to our systems, data or facilities that store such systems or data, continually monitoring cybersecurity threat risks identified through such diligence and contracting to manage cybersecurity risks in specified ways such as agreements to be subject to periodic cybersecurity audits.

We have experienced targeted and non-targeted cybersecurity incidents in the past, including an incident in August 2023 that affected certain of our information systems and resulted in temporary disruptions to parts of our operations. However, prior cybersecurity incidents, including the August 2023 incident, have not materially affected us. Notwithstanding our cyber risk management program, we may not be successful in preventing or mitigating a cybersecurity incident that could materially affect us, including our business strategy, results of operations or financial condition. Refer to Item 1A. “Risk Factors” for further information on the risks we face from cybersecurity threats.

Governance

Our cybersecurity risk management and strategy processes are led by our Chief Information Officer (CIO) and our Chief Information Security Officer (CISO). Our CIO and CISO are responsible for assessing and managing our material risks from cybersecurity threats and are informed about and oversee the prevention, detection, mitigation and remediation of cybersecurity incidents through their management of, and participation in, our cybersecurity risk management and strategy processes described in “Risk Management and Strategy” above. These individuals collectively have over 55 years of prior work experience in various roles involving managing information and operational technology security, cybersecurity and operational technology risk management, developing cybersecurity strategy, implementing effective information technology and cybersecurity processes and procedures, and experience in managing regulatory compliance, as well as several relevant degrees and certifications, including one individual with the Certified Information Systems Security Professional certification.

Our ERM management committee is responsible for providing input and oversight on our ERM program, including cybersecurity risks. Our ERM management committee is comprised of senior leaders, including our CIO, with responsibility across operations and core business functions, and with a breadth of knowledge, influence and experience covering the risks we face. An annual report on our enterprise risks, including cybersecurity risks, is presented to the Audit Committee and/or the full Board of Directors (Board).

While management is responsible for the day-to-day management of cybersecurity risks, our Board and Audit Committee have ongoing oversight roles. Our Audit Committee has responsibility for, among other things, oversight of our information technology and cybersecurity processes and procedures, including oversight of risks from cybersecurity threats. The Audit Committee reviews and discusses with management, including reports from our CIO, at least annually:
•the adequacy and effectiveness of our information technology security processes and procedures,
•the assessment of risks and threats to our information technology systems,
•the internal controls regarding information technology security and cybersecurity, and
•the steps management has taken to monitor and mitigate information technology security and cybersecurity risks.

The Audit Committee also periodically receives reports on notable cybersecurity incidents. The Audit Committee periodically briefs the full Board on these matters.

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

At our North America operations, certain of our water supplies are supported by surface water rights, which give us the right to use public waters for a statutorily defined beneficial use at a designated location. In Arizona, where our operations use both surface and groundwater, we are a participant in an active adjudication in which Arizona courts have been attempting, for 50 years, to quantify and prioritize surface water claims for the Gila River system, one of the state’s largest river systems. This Gila River adjudication primarily affects our Morenci, Safford (including Lone Star) and Sierrita mines. The Gila River adjudication is addressing the state law claims of thousands of competing users, including us, as well as significant federal water claims that are potentially adverse to the state law claims of both surface water and groundwater users. Groundwater is treated differently from surface water under Arizona law, which historically allowed landowners to pump unlimited quantities of subsurface water, subject only to the requirement of putting it to “reasonable use.” However, court decisions in the adjudication have concluded that some subsurface water constitutes “subflow” that is to be treated legally as surface water and is therefore subject to the Arizona doctrine of prior appropriation and to the adjudication, and potentially unavailable to groundwater pumpers, including us, in the absence of valid surface water claims. Any re-characterization of groundwater as surface water could affect the ability of consumers, farmers, ranchers, municipalities, and industrial users like us to continue to access water supplies that have been relied on for decades. Because we are a user of both groundwater and surface water in Arizona, we are an active participant in the Gila River adjudication.

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

On November 14, 2018, the Special Master for the Gila River adjudication issued a final decision rejecting ADWR’s recommended cone of depression test, adopting our position that a numeric model capable of accounting for complexities of the aquifer system should be used. However, the Special Master confirmed that the cone of depression test would be the initial test for determining which wells are subject to the adjudications, rather than proving that a well is pumping subflow or establishing how much of a well’s water production is subflow. Such matters will be determined by a subsequent “subflow depletion test,” which was proposed by ADWR in 2023. While some of our adversaries objected to the Special Master’s final decision, in July 2022, the Arizona Superior Court issued a decision affirming the Special Master’s decision in all respects. No party has appealed that decision.

In December 2018, ADWR submitted its initial report on the “subflow depletion test,” noting that the test will specify the methodology a well owner must use to quantify the portion of the water drawn from a well that is subflow as opposed to groundwater. ADWR’s report setting forth its proposed subflow depletion test is due later in February 2024. Objections to such report are due in April 2024.

An issue litigated in the 2018 proceeding concerned whether for the subflow depletion test the subflow zone should be represented in the numeric model as extending only as deep as the bottom of the floodplain alluvium or extend all the way down to bedrock. In August 2021, the Special Master issued an order recognizing our position that if the vertical extent of the subflow zone is extended below the floodplain alluvium, it would result in overstated depletion calculations. Accordingly, the Special Master ordered that the vertical boundary of the subflow zone be restricted to the floodplain alluvium. No party has appealed that decision, and we expect the guidance from the Special Master’s order to be reflected in ADWR’s subflow depletion test report.

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

In multiple instances, the U.S. asserts a right to all water in a particular watershed that was not effectively appropriated under state law prior to the establishment of the federal reservation. This creates risks for both surface water users and groundwater users because such expansive claims may severely impede competing uses of water within the same watershed. Because there are numerous federal reservations in watersheds across Arizona, the reserved water right claims of the U.S. pose a significant risk to multiple operations, including Morenci and Safford (including Lone Star) in the Upper Gila River watershed, and Sierrita in the Santa Cruz watershed. Because federal reserved water rights may adversely affect water uses at each of these operations, we have been actively involved in litigation over these claims. Because federal reserved water rights have not yet been quantified, the task of determining how much water each federal reservation may use has been left to the Arizona Superior Court handling the Gila River adjudication. Various “contested cases” to quantify reserved water rights for particular federal reservations in Arizona are currently pending, three of which have been resolved at this time. The first resolved decision was issued in In re Aravaipa Canyon Wilderness Area, which pertained to the U.S.’s claims to water for the Aravaipa Canyon Wilderness Area. The court issued a decision in December 2018 supportive of our position on almost all issues, rejecting the U.S.’s argument that wilderness areas are entitled to all water that was not appropriated at the time the reservation was created. The second resolved decision was issued in In re Redfield Canyon Wilderness Area, which was another case pertaining to claims for a wilderness area. The court issued its decision in August 2022 supportive of our position on almost all issues, denying the U.S.’s federal reserved water rights claims for the wilderness area. The U.S. declined to pursue an interlocutory appeal in either of the In re Aravaipa Canyon Wilderness Area or In re Redfield Canyon Wilderness Area cases. The third resolved decision was issued in In re San Pedro Riparian National Conservation Area, which pertained to the U.S.’s claims to water for a national conservation area. The court issued its decision in August 2023 supportive of our position on nearly all issues, rejecting the U.S.’s argument that quantification was based on a more lenient standard than the “minimal need” doctrine, and holding that the U.S. may not obtain a federal reserved right to “optimal” flows to support the riparian and aquatic resources. The court adopted our proposed period of record for quantifying the stream, and therefore adopted our proposed streamflow, and rejected the U.S.’s claims for “streamflow augmentation” and claims to water from various point sources. It is unknown whether the U.S. will pursue an interlocutory appeal. A fourth case, In re Fort Huachuca, which involves the U.S.’s claims to water for an Arizona army base, is awaiting a decision following a trial that concluded in February 2017.

In addition, in January 2023, the U.S. filed several federal reserved water rights claims for wilderness areas in portions of the Verde River watershed, as well as a claim for the Verde River pursuant to the Wild and Scenic Rivers Act, claiming all unappropriated flow within each of the wilderness areas, along with alternative claims to specific stream flows. In reliance on the favorable precedent created in the cases discussed above, we successfully defeated the claims to all unappropriated flow on summary judgment. We anticipate that the Special Master will establish litigation schedules concerning the other claims to specific stream flows.

Given the legal and technical complexity of these adjudications, their long history, and their long-term legal, economic and political implications, it is difficult to predict the timing or the outcome of these proceedings. If we are not able to satisfactorily resolve the issues being addressed in the adjudications, our water uses could be diminished or curtailed, and our operations and any future expansions at Morenci, Safford (including Lone Star) and Sierrita could be adversely affected unless we are able to acquire alternative water sources.

Item 4. Mine Safety Disclosures.

Our highest priority is the health, safety and well-being of our workforce. We believe health and safety considerations are integral to, and fundamental for, all other functions in our organization, and we understand that the health and safety of our workforce is critical to our operational efficiency and long-term success. Our global health and safety strategy, “Safe Production Matters,” is focused on fatality prevention, eliminating systemic root causes of incidents and continuous improvement through robust management systems, which are supported by leaders empowering our teams to work safely. Foundational to our Safe Production Matters strategy is our Fatal Risk Management (FRM) program. The goal of our FRM program is to achieve zero workplace fatalities by raising awareness to fatal risks and the measures necessary to mitigate them.

Refer to Exhibit 95.1 for mine safety disclosures required in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S-K.

Information About Our Executive Officers.

Certain information as of February 15, 2024, about our executive officers is set forth in the following table and accompanying text:

Name	Age	Position or Office
Richard C. Adkerson	77	Chairman of the Board and Chief Executive Officer
Kathleen L. Quirk	60	President
Maree E. Robertson	48	Senior Vice President and Chief Financial Officer
Stephen T. Higgins	66	Senior Vice President and Chief Administrative Officer
Douglas N. Currault II	59	Senior Vice President and General Counsel
Richard C. Adkerson has served as Chairman of the Board since February 2021, Chief Executive Officer (CEO) since December 2003 and has been a director since October 2006. Effective at the annual meeting of stockholders on June 11, 2024, Mr. Adkerson will transition his duties as CEO to Ms. Quirk. Mr. Adkerson will remain Chairman of the Board, supporting the leadership transition and our business on strategic matters of significance to the company. Mr. Adkerson previously served as Vice Chairman of the Board from May 2013 to February 2021, President from January 2008 to February 2021 and also from April 1997 to March 2007, and Chief Financial Officer (CFO) from October 2000 to December 2003.

Kathleen L. Quirk has served as President since February 2021 and as a director of the Board since February 2023. Effective at the annual meeting of stockholders on June 11, 2024, Ms. Quirk will become President and CEO and will assume full responsibility for executive management of our business, reporting to our Board. Ms. Quirk previously served as CFO from December 2003 to March 2022, Executive Vice President from March 2007 to February 2021, Senior Vice President from December 2003 to March 2007 and Treasurer from February 2000 to August 2018. Ms. Quirk also serves on the Board of Directors of Vulcan Materials Company.

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

Stephen T. Higgins has served as Chief Administrative Officer since January 2019 and as Senior Vice President since August 2018. Mr. Higgins previously served as Vice President – Sales and Marketing from March 2007 to August 2018 and President of Freeport-McMoRan Sales Company Inc. from April 2006 to August 2019.

Douglas N. Currault II has served as Senior Vice President and General Counsel since October 2019. Mr. Currault previously served as Deputy General Counsel from January 2015 to October 2019, Assistant General Counsel from January 2008 to January 2015, Secretary from May 2007 to December 2019 and Assistant Secretary from February 2000 to May 2007.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended December 31, 2023.

Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol “FCX.” At January 31, 2024, there were 9,671 holders of record of our common stock.

Common Stock Dividends

In February 2021, our Board of Directors (the Board) reinstated a cash dividend on our common stock (base dividend) at an annual rate of $0.30 per share, and on November 1, 2021, the Board approved a variable cash dividend on our common stock for 2022 at an annual rate of $0.30 per share. The combined annual rate of the base dividend and the variable dividend totaled $0.60 per share for 2023 and 2022.

In December 2023, our Board declared cash dividends totaling $0.15 per share on our common stock (including a $0.075 per share quarterly base cash dividend and a $0.075 per share variable, performance-based cash dividend), which was paid on February 1, 2024, to shareholders of record as of January 12, 2024. Based on current market conditions, the base and variable dividends on our common stock are anticipated to total $0.60 per share for 2024 (including the dividends paid on February 1, 2024), comprised of a $0.30 per share base dividend and $0.30 per share variable dividend. The declaration and payment of dividends (base or variable) is at the discretion of our Board and will depend upon our financial results, cash requirements, global economic conditions and other factors deemed relevant by our Board. See “Cautionary Statement” in Items 7. and 7A. “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk” and Note 10 for further discussion.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to shares of FCX common stock purchased by us during the three months ended December 31, 2023, and the approximate dollar value of shares that may yet be purchased pursuant to our share repurchase program:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[a]	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs[a]
October 1-31, 2023	—	$—	—	$3,164,642,228
November 1-30, 2023	—	$—	—	$3,164,642,228
December 1-31, 2023	—	$—	—	$3,164,642,228
Total	—	$—	—
a.On November 1, 2021, our Board approved a share repurchase program authorizing repurchases of up to $3.0 billion of our common stock. On July 19, 2022, our Board authorized an increase in the share repurchase program up to $5.0 billion. The share repurchase program does not obligate us to acquire any specific amount of shares and does not have an expiration date.

The timing and amount of the share repurchases is at the discretion of management and will depend on a variety of factors. The share repurchase program may be modified, increased, suspended or terminated at any time at our Board’s discretion. See Item 1A. “Risk Factors” and Note 10 for further discussion.

Item 6. Reserved.

Items 7. and 7A.  Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk.

In Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk (MD&A), “we,” “us” and “our” refer to Freeport-McMoRan Inc. and its consolidated subsidiaries. The results of operations reported and summarized below include forward-looking statements that are not guarantees of future performance and are not necessarily indicative of future operating results (refer to “Cautionary Statement” below for further discussion). References to “Notes” are Notes included in our Notes to Consolidated Financial Statements. Throughout MD&A, all references to income or losses per share are on a diluted basis.

This section of our Form 10-K discusses the results of operations for the years 2023 and 2022 and comparisons between these years. Discussion of the results of operations for the year 2021 and comparisons between the years 2022 and 2021 are not included in this Form 10-K and can be found in Items 7. and 7A. “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Our results for 2023 reflect strong operating performance, including achievement of a number of important initiatives to advance growth options, to position us for the future and aimed at enhancing value. Despite economic uncertainty, including rising costs, we have continued to generate positive operating cash flows. We believe the actions we have taken in recent years to build a solid balance sheet and maintain flexible organic growth options while maintaining liquidity, will allow us to continue to execute our business plans in a prudent manner and preserve substantial future asset values.

We believe that we have a high-quality portfolio of long-lived copper assets that are positioned to generate long-term value, and we remain focused on executing our operating and investment plans. Our underground mining operations at the Grasberg minerals district in Indonesia continue to perform well, with copper and gold production increasing in each of the past three years, including achievement of multiple operating records during 2023. Furthermore, projects to expand our domestic smelting and refining capacity in Indonesia are progressing, with construction progress for these projects measured at over 90% at year-end 2023. We are also advancing a series of initiatives across our North America and South America operations to incorporate new applications, technologies and data analytics to our leaching processes. In fourth-quarter 2023, we achieved our initial run rate target of approximately 200 million pounds of copper per year through these initiatives.

Net income attributable to common stock totaled $1.8 billion in 2023 and $3.5 billion in 2022. Our results in 2023, compared to 2022, primarily reflect the change in our economic interest in PT Freeport Indonesia (PT-FI) (refer to Note 3 for further discussion) and increased production costs, including for maintenance and supplies. Refer to “Consolidated Results” for discussion of items impacting our consolidated results for the two years ended December 31, 2023.

At December 31, 2023, we had consolidated debt of $9.4 billion and consolidated cash and cash equivalents of $4.8 billion ($5.8 billion including restricted cash and cash equivalents associated with PT-FI’s export proceeds required to be temporarily deposited in Indonesia banks), resulting in net debt of $3.6 billion ($0.8 billion excluding net debt for the Manyar smelter and precious metals refinery (PMR) in Indonesia – collectively, the Indonesia smelter projects). Refer to “Net Debt” for reconciliations of consolidated debt, consolidated cash and cash equivalents and consolidated restricted cash and cash equivalents to net debt.

Other than $0.7 billion in scheduled senior note maturities in November 2024, we have no further senior note maturities until 2027. At December 31, 2023, we had no borrowings and $3.0 billion available under our revolving credit facility, and PT-FI and Cerro Verde had $1.75 billion and $350 million, respectively, available under their revolving credit facilities. Refer to Note 8 and “Capital Resources and Liquidity” for further discussion of our debt.

We have significant mineral reserves, mineral resources and future development opportunities within our portfolio of mining assets. At December 31, 2023, our estimated consolidated recoverable proven and probable mineral reserves totaled 104.1 billion pounds of copper, 24.5 million ounces of gold and 3.34 billion pounds of molybdenum. Refer to Note 17 and “Critical Accounting Estimates – Mineral Reserves” for further discussion.

During 2023, production from our mines totaled 4.2 billion pounds of copper, 2.0 million ounces of gold and 82 million pounds of molybdenum. Following is the allocation of our consolidated copper, gold and molybdenum production in 2023 by geographic location:

	Copper	Gold	Molybdenum
North America	32%	1%	73%	[a]
South America	29	—	27
Indonesia	39	99	—
	100%	100%	100%
a.Our North America copper mines produced 37% of consolidated molybdenum production, and our Henderson and Climax molybdenum mines produced 36%.
Copper production from the Morenci mine in North America, Cerro Verde mine in Peru and the Grasberg minerals district in Indonesia together totaled 76% of our consolidated copper production in 2023.

OUTLOOK

Our financial results vary as a result of fluctuations in market prices primarily for copper, gold and, to a lesser extent, molybdenum, as well as other factors. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. Refer to “Markets,” and Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2023, for further discussion. Because we cannot control the price of our products, the key measures that management focuses on in operating our business are sales volumes, unit net cash costs, operating cash flows and capital expenditures.

Consolidated Sales Volumes
Following are our projected consolidated sales volumes for 2024 and actual consolidated sales volumes for 2023:

	2024		2023
	(Projected)		(Actual)
Copper (millions of recoverable pounds):
North America copper mines	1,280		1,361
South America mining	1,130		1,200
Indonesia mining	1,680		1,525
Total	4,090		4,086

Gold (thousands of recoverable ounces)	1,975		1,713

Molybdenum (millions of recoverable pounds)	85	[a]	81
a.Includes 55 million pounds from our North America and South America copper mines and 30 million pounds from our Molybdenum mines.

For the year 2024, consolidated copper production volumes are expected to exceed consolidated sales volumes, reflecting the deferral of approximately 90 million pounds of copper from PT-FI concentrates that is expected to be processed by the Manyar smelter and sold as refined metal in future periods.

Projected sales volumes are dependent on operational performance; extension of PT-FI’s export permits for copper concentrates and anode slimes beyond May 2024; the timing of the ramp-up of the Indonesia smelter projects; weather-related conditions, including ongoing El Niño weather impacts; timing of shipments and other factors. For further discussion of other important factors that could cause results to differ materially from projections, refer to “Cautionary Statement” below, and Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2023.

Consolidated Unit Net Cash Costs
Consolidated unit net cash costs (net of by-product credits) for our copper mines are expected to average $1.60 per pound of copper for the year 2024, based on achievement of current sales volume and cost estimates and assuming average prices of $2,000 per ounce of gold and $19.00 per pound of molybdenum for the year 2024. Estimated consolidated unit net cash costs for the year 2024 include assessment of export duties at PT-FI of $0.11 per pound of copper (refer to “Operations – Indonesia Mining” for further discussion). Quarterly unit net cash costs vary with fluctuations in sales volumes and realized prices, primarily for gold and molybdenum. The impact of price changes on consolidated unit net cash costs for the year 2024 would approximate $0.04 per pound of copper for each $100 per ounce change in the average price of gold and $0.02 per pound of copper for each $2 per pound change in the average price of molybdenum.

Consolidated Operating Cash Flows
Our consolidated operating cash flows vary with sales volumes; prices realized from copper, gold and molybdenum sales; production costs; income taxes; other working capital changes; and other factors. Our consolidated operating cash flows are estimated to approximate $5.8 billion (including $0.1 billion of working capital and other sources) for the year 2024, based on current sales volume and cost estimates, and assuming average prices of $3.75 per pound of copper, $2,000 per ounce of gold and $19.00 per pound of molybdenum for the year 2024. Estimated consolidated operating cash flows in 2024 also reflect a projected income tax provision of $2.3 billion (refer to “Consolidated Results – Income Taxes” for further discussion of our projected income tax rate). The impact of price changes on operating cash flows for the year 2024 would approximate $400 million for each $0.10 per pound change in the average price of copper, $180 million for each $100 per ounce change in the average price of gold and $120 million for each $2 per pound change in the average price of molybdenum.

Consolidated Capital Expenditures
Capital expenditures for the year 2024 are expected to approximate $4.6 billion (including $2.3 billion for major mining projects and $1.0 billion for the Indonesia smelter projects). Projected capital expenditures for the Indonesia smelter projects in 2024 exclude capitalized interest and $0.3 billion of estimated commissioning and owner’s costs. Projected capital expenditures for major mining projects include $1.1 billion for planned projects, primarily associated with underground mine development in the Grasberg minerals district and potential expansion projects in North America, and $1.2 billion for discretionary growth projects. We closely monitor market conditions and will continue to adjust our operating plans, including capital expenditures, to protect our liquidity and preserve our asset values, as necessary.

Capital expenditures for the Indonesia smelter projects are being funded with the remaining proceeds from PT-FI’s senior notes and availability under its revolving credit facility.

MARKETS

World prices for copper, gold and molybdenum can fluctuate significantly. During the period from January 2014 through December 2023, the London Metal Exchange (LME) copper settlement price varied from a low of $1.96 per pound in 2016 to a record high of $4.87 per pound in 2022; the London Bullion Market Association (London) PM gold price fluctuated from a low of $1,049 per ounce in 2015 to a record high of $2,078 per ounce in 2023, and the Platts Metals Daily Molybdenum Dealer Oxide weekly average price ranged from a low of $4.46 per pound in 2015 to a high of $37.42 per pound in 2023. Copper, gold and molybdenum prices are affected by numerous factors beyond our control as described further in Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2023.

LME Copper Prices

Through December 31, 2023

1,500
1,200
900
600
300
-
000s of metric tons
$5.00
$4.50
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$-
Dollars per pound
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
Exchange Stocks
LME Copper Prices

This graph presents LME copper settlement prices and the combined reported stocks of copper at the LME, Commodity Exchange Inc. and the Shanghai Futures Exchange from January 2014 through December 2023. For the year 2023, the LME copper settlement prices averaged $3.85 per pound (ranging from a low of $3.54 per pound in October to a high of $4.28 per pound in January) and closed at $3.84 per pound on December 29, 2023. Recent prices have been correlated with sentiment on the Chinese economy and financial system drivers tied to interest rates, inflation data and movements in the United States (U.S.) dollar exchange rates. Near-term fundamentals for copper improved in late 2023 with continued strong demand in China and the U.S. and significant reductions in the supply outlook. The LME copper settlement price was $3.86 per pound on January 31, 2024.

We believe long-term fundamentals for copper are favorable and that future demand will be supported by copper’s role in the global transition to renewable power, electric vehicles and other carbon-reduction initiatives, continued urbanization in developing countries and growing connectivity globally. The small number of approved, large-scale projects beyond those that have been announced, the long lead times required to permit and build new mines and declining ore grades at existing operations continue to highlight the fundamental supply challenges for copper.

London Gold Prices
Through December 31, 2023
$2,250
$2,000
$1,750
$1,500
$1,250
$1,000
$750
Dollars per ounce
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023

This graph presents London PM gold prices from January 2014 through December 2023. For the year 2023, London PM gold prices averaged $1,941 per ounce (ranging from a low of $1,811 per ounce in February to a high of $2,078 per ounce in December) and closed at $2,078 per ounce on December 28, 2023. Gold prices were positively impacted at the end of 2023 by growing expectations among investors of interest rate cuts, a weaker dollar and increased geopolitical tensions. The London PM gold price was $2,053 per ounce on January 31, 2024.

Platts Metals Daily Molybdenum Dealer Oxide Prices
Through December 31, 2023
$40
$35
$30
$25
$20
$15
$10
$5
$0
Dollars per pound
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023

This graph presents the Platts Metals Daily Molybdenum Dealer Oxide weekly average price from January 2014 through December 2023. For the year 2023, the weekly average price for molybdenum averaged $24.12 per pound (ranging from a low of $16.86 per pound in November to a high of $37.42 per pound in February) and was $19.77 per pound on December 29, 2023. Overall global demand is being driven by key molybdenum-consuming segments (energy, aerospace and defense) offset by weakness in commodity steel-consuming segments (construction). Like copper, demand for molybdenum is positively impacted by new technologies for clean energy. The Platts Metals Daily Molybdenum Dealer Oxide weekly average price was $19.52 per pound on January 26, 2024.

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

Taxes
Refer to Note 11, and Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2023, for further discussion of our consolidated income taxes.

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

On January 1, 2023, the provisions of the U.S. Inflation Reduction Act of 2022 (the Act) became applicable, and we have made interpretations of certain provisions of the Act. Based on these interpretations, we determined that the provisions of the Act did not materially impact our financial results in 2023; however, future guidance released by the U.S. Department of the Treasury (Treasury) could differ from our interpretations.

In December 2021, the Organisation for Economic Co-operation and Development (OECD) published a framework for Pillar Two of the Global Anti-Base Erosion Rules (GloBE). The GloBE rules were designed to coordinate participating jurisdictions in updating the international tax system to ensure that large multinational companies pay a minimum level of income tax. Recommendations from the OECD regarding a global minimum income tax and other changes are being considered and/or implemented in jurisdictions where we operate. At current metals market prices, we believe enactment of the recommended framework in jurisdictions where we operate will result in minimal impacts to our financial results in the near term.

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

We have uncertain tax positions related to income tax assessments in Peru and Indonesia, including penalties and interest, which have not been recorded at December 31, 2023. Final taxes paid may be dependent upon many factors, including negotiations with taxing authorities. In certain jurisdictions, we pay a portion of the disputed amount before formally appealing an assessment. Such payment is recorded as a receivable if we believe the amount is collectible. Refer to Note 12 for further discussion.

A valuation allowance is provided for those deferred income tax assets for which available information, including positive and negative evidence, suggests that the related benefits will not be realized. In determining the amount of the valuation allowance, we consider future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences, carryback opportunities, as well as prudent and feasible tax planning strategies in each jurisdiction. If we determine that we will not realize all or a portion of our deferred income tax assets, we will increase our valuation allowance. Conversely, if we determine that we will ultimately be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced. Our valuation allowances totaled $3.9 billion at December 31, 2023, and covered all of our U.S. foreign tax credits and U.S. federal net operating losses (NOLs), substantially all of our U.S. state and foreign NOLs, as well as a portion of our U.S. federal, state and foreign deferred tax assets. During 2023, our valuation allowances decreased by $91 million.

Environmental Obligations
Refer to Notes 1 and 12, and Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2023, for further discussion of environmental obligations, including a summary of changes in our estimated environmental obligations for the three years ended December 31, 2023.

Our current and historical operating activities are subject to various national, state and local environmental laws and regulations that govern emissions of air pollutants; discharges of water pollutants; generation, handling, storage and disposal of hazardous substances, hazardous wastes and other toxic materials; and remediation, restoration and reclamation of environmental contamination, and compliance with these laws and regulations requires significant expenditures. Environmental expenditures are charged to expense or capitalized, depending upon their future economic benefits. The guidance provided by U.S. GAAP requires that liabilities for contingencies be recorded when it is probable that obligations have been incurred, and the cost can be reasonably estimated. At December 31, 2023, environmental obligations recorded in our consolidated balance sheet totaled $1.9 billion, which reflect obligations for environmental liabilities attributed to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 or analogous state programs and for estimated future costs associated with environmental matters.

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

We perform a comprehensive annual review of our environmental obligations and also review changes in facts and circumstances associated with these obligations at least quarterly. Judgments and estimates are based upon currently available facts, existing technology, presently enacted laws and regulations, remediation experience, whether we are a potentially responsible party (PRP), the ability of other PRPs to pay their allocated portions and take into consideration reasonably possible outcomes. Our cost estimates can change substantially as additional information becomes available regarding the nature or extent of site contamination, updated cost assumptions (including increases and decreases to cost estimates), changes in the anticipated scope and timing of remediation activities, the settlement of environmental matters, required remediation methods and actions by or against governmental agencies or private parties.

Asset Retirement Obligations
Refer to Notes 1 and 12, and Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2023, for further discussion of reclamation and closure costs, including a summary of changes in our asset retirement obligations (AROs) for the three years ended December 31, 2023.

We record the fair value of our estimated AROs associated with tangible long-lived assets in the period incurred. Fair value is measured as the present value of cash flow estimates after considering inflation and a market risk premium. Our cost estimates are reflected on a third-party cost basis and comply with our legal obligation to retire tangible long-lived assets in the period incurred. These cost estimates may differ from financial assurance cost estimates for reclamation activities because of a variety of factors, including obtaining updated cost estimates for reclamation activities, the timing of reclamation activities, changes in scope and the exclusion of certain costs not considered reclamation and closure costs. At December 31, 2023, AROs recorded in our consolidated balance sheet totaled $3.0 billion.

Generally, ARO activities are specified by regulations or in permits issued by the relevant governing authority, and management’s judgment is required to estimate the extent and timing of expenditures. Accounting for AROs represents a critical accounting estimate because (i) we will not incur most of these costs for a number of years, requiring us to make estimates over a long period, (ii) reclamation and closure laws and regulations could change in the future and/or circumstances affecting our operations could change, either of which could result in significant changes to our current plans, (iii) our commitment to implement the Global Industry Standard on Tailings Management could result in changes to our plans and the scope of work required, (iv) the methods used or required to plug and abandon non-producing oil and gas wellbores, remove platforms, tanks, production equipment and flow lines, and restore the wellsite could change, (v) calculating the fair value of our AROs requires management to estimate projected cash flows, make long-term assumptions about inflation rates, determine our credit-adjusted, risk-free interest rates and determine market risk premiums that are appropriate for our operations and (vi) given the magnitude of our estimated reclamation, mine closure and wellsite abandonment and restoration costs, changes in any or all of these estimates could have a significant impact on our results of operations.

Mineral Reserves
Refer to Note 17, and Items 1. and 2. “Business and Properties” and Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2023, for further information regarding, and risks associated with, our estimated recoverable proven and probable mineral reserves.

Recoverable proven and probable mineral reserves were determined from the application of relevant modifying factors to geological data, in order to establish an operational, economically viable mine plan, and have been prepared in accordance with the disclosure requirements of Subpart 1300 of U.S. Securities and Exchange Commission Regulation S-K. The determination of mineral reserves involves numerous uncertainties with respect to the ultimate geology of the ore bodies, including quantities, grades and recoveries. Estimating the quantity and grade of mineral reserves requires us to determine the size, shape and depth of our ore bodies by analyzing geological data, such as samplings of drill holes, tunnels and other underground workings. In addition to the geology of our mines, assumptions are required to determine the economic feasibility of mining these reserves, including estimates of future commodity prices, the mining methods we use and the related costs incurred to develop and mine our mineral reserves. Our estimates of recoverable proven and probable mineral reserves are prepared by and are the responsibility of our employees. These estimates are reviewed and verified regularly by independent experts in mining, geology and reserve determination.

Our estimated recoverable proven and probable mineral reserves at December 31, 2023, were determined using metal price assumptions of $3.00 per pound of copper, $1,500 per ounce of gold and $12.00 per pound of molybdenum. The following table summarizes changes in our estimated consolidated recoverable proven and probable copper, gold and molybdenum mineral reserves during 2023:

	Copper (billion pounds)	Gold (million ounces)	Molybdenum (billion pounds)
Consolidated reserves at December 31, 2022[a]	111.0	26.9	3.53
Net revisions[b]	(2.7)	(0.4)	(0.11)
Production	(4.2)	(2.0)	(0.08)
Consolidated reserves at December 31, 2023[a]	104.1	24.5	3.34

a.Includes estimated recoverable metals contained in stockpiles. See below for additional discussion of recoverable copper in stockpiles.
b.Primarily reflects the impact of higher cost assumptions in North America and South America and mine redesigns and recovery changes at the Grasberg minerals district.

As discussed in Note 1, we depreciate our life-of-mine mining and milling assets and values assigned to proven and probable mineral reserves using the unit-of-production (UOP) method based on our estimated recoverable proven and probable mineral reserves. Because the economic assumptions used to estimate mineral reserves may change from period to period and additional geological data is generated during the course of operations, estimates of mineral reserves may change, which could have a significant impact on our results of operations, including changes to prospective depreciation rates and impairments of long-lived asset carrying values. Based on projected copper sales volumes, if estimated copper reserves at our mines were 10% higher at December 31, 2023, we estimate that our annual depreciation, depletion and amortization (DD&A) expense for 2024 would decrease by approximately $56 million (approximately $24 million to net income attributable to common stock), and a 10% decrease in copper reserves would increase DD&A expense by approximately $219 million (approximately $73 million to net income attributable to common stock). We perform annual assessments of our existing assets in connection with the review of mine operating and development plans. If it is determined that assigned asset lives do not reflect the expected remaining period of benefit, any change could affect prospective DD&A rates.

As discussed below, we review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable, and changes to our estimates of recoverable proven and probable mineral reserves could have an impact on our assessment of asset recoverability.

Recoverable Copper in Stockpiles
Refer to Note 1 for further discussion of our accounting policy for recoverable copper in stockpiles, including adjustments to stockpile inventory volumes.

We record, as inventory, applicable costs for copper contained in mill and leach stockpiles that are expected to be processed in the future based on proven processing technologies. Mill and leach stockpiles are evaluated periodically to ensure that they are stated at the lower of weighted-average cost or net realizable value.

Accounting for recoverable copper from mill and leach stockpiles represents a critical accounting estimate because (i) it is impracticable to determine copper contained in mill and leach stockpiles by physical count, thus requiring management to employ reasonable estimation methods and (ii) recoveries from leach stockpiles can vary significantly.

At December 31, 2023, estimated consolidated recoverable copper was 1.5 billion pounds in leach stockpiles (with a carrying value of $2.3 billion) and 0.3 billion pounds in mill stockpiles (with a carrying value of $0.5 billion).

Impairment of Long-Lived Mining Assets
Refer to Note 1, and Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2023, for further information regarding, and risks associated with, impairment of long-lived mining assets.

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

During the two-year period ended December 31, 2023, no material impairments of our long-lived mining assets were recorded.

In addition to decreases in future metal price assumptions, other events that could result in future impairment of our long-lived mining assets include, but are not limited to, decreases in estimated recoverable proven and probable mineral reserves and any event that might otherwise have a material adverse effect on mine site production levels or costs.

CONSOLIDATED RESULTS

	Years Ended December 31,
	2023		2022
SUMMARY FINANCIAL DATA	(in millions, except per share amounts)
Revenues[a,b]	$22,855		$22,780
Operating income[a]	$6,225		$7,037
Net income attributable to common stock[c,d]	$1,848	[e]	$3,468	[f]
Diluted net income per share attributable to common stock	$1.28		$2.39

Diluted weighted-average common shares outstanding	1,443		1,451
Operating cash flows[g]	$5,279		$5,139
Capital expenditures	$4,824		$3,469
At December 31:
Cash and cash equivalents	$4,758		$8,146
Restricted cash and cash equivalents, current	$1,208	[h]	$111
Total debt, including current portion	$9,422		$10,620
a.Refer to Note 16 for a summary of revenues and operating income by operating division.
b.Includes favorable adjustments to prior period provisionally priced concentrate and cathode copper sales totaling $183 million ($62 million to net income attributable to common stock or $0.04 per share) in 2023 and $60 million ($25 million to net income attributable to common stock or $0.02 per share) in 2022 (refer to Note 14).
c.We defer recognizing profits on intercompany sales until final sales to third parties occur. Refer to “Operations – Smelting and Refining” for a summary of net impacts from changes in these deferrals.
d.Our economic interest in PT-FI is 48.76% and prior to January 1, 2023, it approximated 81%.
e.Includes net charges totaling $373 million ($0.26 per share), primarily associated with net adjustments to environmental obligations and related litigation reserves, contested tax rulings issued by the Peruvian Supreme Court, impairment of oil and gas properties and an accrual for a potential administrative fine in Indonesia, partly offset by an adjustment to correct certain inputs in the historical PT-FI ARO model.
f.Includes net charges totaling $74 million ($0.05 per share), primarily associated with net adjustments to environmental obligations and related litigation reserves and an ARO adjustment at PT-FI, partly offset by net gains on early extinguishment of debt and net adjustments to historical tax matters.
g.Working capital and other uses totaled $0.9 billion in 2023 and $1.6 billion in 2022.
h.Includes $1.1 billion associated with PT-FI’s export proceeds temporarily deposited in Indonesia banks in accordance with a 2023 regulation issued by the Indonesia government (refer to Note 14).

	Years Ended December 31,
	2023	2022
SUMMARY OPERATING DATA
Copper (millions of recoverable pounds)
Production	4,212	4,210
Sales, excluding purchases	4,086	4,213
Average realized price per pound	$3.85	$3.90
Site production and delivery costs per pound[a]	$2.36	$2.19
Unit net cash costs per pound[a]	$1.61	$1.50
Gold (thousands of recoverable ounces)
Production	1,993	1,811
Sales, excluding purchases	1,713	1,823
Average realized price per ounce	$1,972	$1,787
Molybdenum (millions of recoverable pounds)
Production	82	85
Sales, excluding purchases	81	75
Average realized price per pound	$24.64	$18.71
a.Reflects per pound weighted-average production and delivery costs and unit net cash costs (net of by-product credits) for all copper mines, before net noncash and other costs. For reconciliations of the per pound unit net cash costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements, refer to “Product Revenues and Production Costs.”

Revenues
Consolidated revenues totaled $22.9 billion in 2023 and $22.8 billion in 2022. Our revenues primarily include the sale of copper concentrate, copper cathode, copper rod, gold in concentrate and molybdenum. Following is a summary of changes in our consolidated revenues from 2022 to 2023 (in millions):

Consolidated revenues – 2022	$22,780
Mining operations:
(Lower) higher sales volumes:
Copper	(497)
Gold	(197)
Molybdenum	120
(Lower) higher averaged realized prices:
Copper	(204)
Gold	316
Molybdenum	479
Adjustments for prior year provisionally priced copper sales	123
Higher Atlantic Copper revenues	367
Lower revenues from sales of purchased copper	(65)
Higher treatment charges	(35)
Lower royalties and export duties	38
Other, including intercompany eliminations	(370)
Consolidated revenues – 2023	$22,855

Sales Volumes. Copper and gold sales volumes were lower in 2023, compared to 2022, primarily reflecting impacts of lower ore grades at North America copper mines and the deferral of sales recognition related to the PT Smelting tolling arrangement, partly offset by an increase in mining and milling rates and ore grades at Indonesia mining and South America mines. Refer to “Operations” for further discussion of sales volumes at our mining operations.

Realized Prices. Our consolidated revenues can vary significantly as a result of fluctuations in the market prices of copper, gold and molybdenum. In 2023, our average realized prices, compared with 2022, were 1% lower for copper, 10% higher for gold and 32% higher for molybdenum.

Substantially all of our copper concentrate and some cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date). We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on provisionally priced concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until final pricing on the date of settlement. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs.

Consolidated revenues include net unfavorable adjustments to current year provisionally priced copper sales (i.e., provisionally priced sales during the years 2023 and 2022) totaling $86 million for 2023 and $539 million for 2022. See below for discussion of adjustments related to prior year provisionally priced copper sales.

Prior Year Provisionally Priced Copper Sales. Net favorable adjustments to prior years’ provisionally priced copper sales (i.e., provisionally priced copper sales at December 31, 2022 and 2021) recorded in consolidated revenues totaled $183 million in 2023 and $60 million in 2022. Refer to “Disclosures About Market Risks – Commodity Price Risk” for further discussion of our provisionally priced copper sales, and to Note 14 for a summary of total adjustments to prior period and current period provisionally priced copper sales.

At December 31, 2023, we had provisionally priced copper sales totaling 223 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average price of $3.87 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the December 31, 2023, recorded provisional price would have an approximate $22 million effect on 2024 revenues ($7 million to net income attributable to common stock). The LME copper price settled at $3.86 per pound on January 31, 2024.

Atlantic Copper Revenues. Higher Atlantic Copper revenues in 2023, compared with 2022, primarily reflects higher sales volumes, mostly because of reduced operations during 2022 associated with a scheduled major maintenance turnaround.

Purchased Copper. Lower revenues associated with purchased copper in 2023 compared to 2022, primarily reflects lower volumes. We purchased copper cathode primarily for processing by our Rod & Refining operations, totaling 103 million pounds in 2023 and 124 million pounds in 2022.

Treatment Charges. Revenues from our concentrate sales are recorded net of treatment charges (i.e., fees paid to smelters that are generally negotiated annually), which will vary with the sales volumes and the price of copper. Treatment charges in 2023 compared to 2022 reflect higher rates for Cerro Verde and PT-FI’s copper concentrates, partly offset by the elimination of treatment charges for PT-FI’s copper concentrates smelted by PT Smelting. As discussed in Note 3, PT-FI’s commercial arrangement with PT Smelting changed from a copper concentrate sales agreement to a tolling arrangement and, as a result, beginning in 2023, costs incurred under the tolling arrangement are recorded as production costs in the consolidated statements of income.

Royalties and Export Duties. Royalties are primarily on PT-FI sales and vary with the volume of metal sold and the prices of copper and gold. In late 2022, the export duty rate on PT-FI’s sales declined from 5% to 2.5% as a result of smelter development progress, and effective March 29, 2023, export duties were eliminated upon verification by the Indonesia government that construction progress of the Manyar smelter exceeded 50%. Subsequently, in July 2023, the Indonesia government issued a revised regulation on duties for various exported products, including copper concentrates, and under the revised regulation, PT-FI was assessed export duties for copper concentrates at 7.5% during the second-half of 2023. Refer to “Operations – Indonesia Mining” for further discussion of the current progress of additional smelting and refining capacity in Indonesia and to Note 13 for discussion of PT-FI’s royalties and export duties.

Production and Delivery Costs
Consolidated production and delivery costs totaled $13.6 billion in 2023, compared with $13.1 billion in 2022. Higher consolidated production and delivery costs in 2023 primarily reflected increased consolidated operating rates, higher commodity-related costs across our operations and increased costs of labor (including contract labor), particularly in North America. Partly offsetting these higher costs was an adjustment of $112 million recorded in 2023 to correct certain inputs in the historical PT-FI ARO model. Additionally, in 2022, PT-FI recorded charges of $116 million for ARO adjustments (refer to Note 12). Refer to Note 16 for details of production and delivery costs by operating segment.

Mining Unit Site Production and Delivery Costs Per Pound. Site production and delivery costs for our copper mining operations primarily include labor, energy and commodity-based inputs, such as sulfuric acid, reagents, liners, tires and explosives. Consolidated unit site production and delivery costs (before net noncash and other costs) for our copper mines averaged $2.36 per pound of copper in 2023 and $2.19 per pound in 2022. Refer to “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions, and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements.

Our copper mining operations require significant amounts of energy, principally diesel, electricity, coal and natural gas, most of which is obtained from third parties under long-term contracts. Our take-or-pay contractual obligations for electricity totaled approximately $0.3 billion at December 31, 2023. We do not have take-or-pay contractual obligations for other energy commodities. Energy represented 19% of our copper mine site operating costs in 2023, including purchases of approximately 250 million gallons of diesel fuel; approximately 8,650 gigawatt hours of electricity at our North America and South America copper mining operations (we generate all of our power at our Indonesia mining operation); approximately 700 thousand metric tons of coal for our coal power plant in Indonesia; and approximately 2 million MMBtu (million British thermal units) of natural gas at certain of our North America mines. Based on current cost estimates, energy will approximate 20% of our copper mine site operating costs for 2024.

Depreciation, Depletion and Amortization
Depreciation will vary under the UOP method as a result of changes in sales volumes and the related UOP rates at our mining operations. Consolidated DD&A totaled $2.1 billion in 2023 and $2.0 billion in 2022. Our consolidated DD&A is estimated to approximate $2.4 billion for the year 2024, based on current sales volume estimates.

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

Net charges for environmental obligations and shutdown costs totaled $319 million in 2023, including $195 million in net adjustments to environmental obligations and $65 million associated with an adjustment to the proposed settlement of talc-related litigation. Net charges for the year 2022 totaled $121 million, including $43 million in net adjustments to environmental obligations and $44 million for a proposed settlement related to historical environmental litigation. Refer to Note 12 for further discussion of environmental obligations and litigation matters.

Net Gain on Early Extinguishment of Debt
Net gain on early extinguishment of debt totaled $10 million in 2023 and $31 million in 2022, primarily associated with senior note purchases. The year 2022 also includes a charge of $10 million associated with the repayment of the PT-FI term loan. Refer to Note 8 for further discussion.

Interest Expense, Net
Consolidated interest costs (before capitalization) totaled $782 million in 2023 and $710 million in 2022. Higher interest costs (before capitalization) in 2023, compared to 2022, reflect higher interest costs at PT-FI, partly offset by the impact of lower average outstanding debt because of the repayment of our 3.875% Senior Notes in March 2023 and open-market purchases of certain of our senior notes. Refer to Note 8 for further discussion of our debt. Additionally, interest expense for 2023 includes charges totaling $74 million for Cerro Verde’s contested tax rulings issued by the Peruvian Supreme Court.

Capitalized interest totaled $267 million in 2023 and $150 million in 2022. The increase in capitalized interest in 2023, compared with 2022, is primarily associated with development activities related to the Indonesia smelter projects. Refer to “Operations” and “Capital Resources and Liquidity – Investing Activities” for further discussion of current development projects.

Other Income (Expense), Net
Other income (expense), net, of $286 million in 2023 was higher than $207 million in 2022, primarily reflecting higher interest income. Additionally, other income (expense), net included penalties totaling $69 million in 2023 associated with Cerro Verde’s contested tax rulings issued by the Peruvian Supreme Court, and credits totaling $76 million in 2022 associated with adjustments to penalties on historical contested tax matters in Indonesia.

Income Taxes
Refer to Note 11, and Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2023, for further discussion of income taxes.

Following is a summary of the approximate amounts used in the calculation of our consolidated income tax provision for the years ended December 31 (in millions, except percentages):

	2023					2022
	Income (Loss)[a]		Effective Tax Rate		Income Tax (Provision) Benefit	Income (Loss)[a]	Effective Tax Rate		Income Tax (Provision) Benefit
U.S.[b]	$55		—%	[c]	$1	$811	—%	[c]	$4
South America	1,161	[d]	44%		(512)	1,236	37%		(453)
Indonesia	4,825		37%		(1,774)	4,629	39%		(1,797)
PT-FI historical contested tax disputes	—		N/A		—	72	N/A		(23)
Eliminations and other	(35)		N/A		15	(33)	N/A		2
Consolidated FCX	$6,006		38%		$(2,270)	$6,715	34%		$(2,267)
a.Represents income before income taxes, equity in affiliated companies’ net earnings and noncontrolling interests.
b.In addition to our North America mining operations, the U.S. jurisdiction reflects corporate-level expenses, which include interest expense associated with senior notes, general and administrative expenses, and environmental obligations and shutdown costs.
c.Includes valuation allowance release on prior year unbenefited NOLs. Refer to Note 11 for further discussion of the provisions of the Act, which became applicable to us on January 1, 2023.
d.Includes net charges associated with interest and penalties on Cerro Verde’s contested tax rulings issued by the Peruvian Supreme Court totaling $142 million ($73 million net of noncontrolling interests).

Assuming achievement of current sales volume and cost estimates and average prices of $3.75 per pound for copper, $2,000 per ounce for gold and $19.00 per pound for molybdenum for 2024, we estimate our consolidated effective tax rate for the year 2024 would approximate 40%. The estimated consolidated effective tax rate is expected to decrease with higher copper prices. Changes in projected sales volumes and average prices during 2024 would incur tax impacts at estimated effective rates of 39% for Peru, 36% for Indonesia and 0% for the U.S., which excludes any impact from the Act. Our projected estimated effective tax rate of 0% for the U.S. for the year 2024 may be adjusted as additional guidance is released by the Treasury on key provisions of the Act.

Net Income Attributable to Noncontrolling Interests
Refer to Note 16 for net income attributable to noncontrolling interests for each of our business segments.

Net income attributable to noncontrolling interests, which is primarily associated with PT-FI, Cerro Verde and El Abra, totaled $1.9 billion in 2023 and $1.0 billion in 2022 (which represented 32% and 15%, respectively, of our consolidated net income before income taxes). The increase in net income attributable to noncontrolling interests reflects the change in our economic interest in PT-FI, which is 48.76%, compared to approximately 81% prior to January 1, 2023. Net income in 2023 also included a $35 million net benefit associated with PT-FI sales volumes that were attributed to us at our previous approximate 81% economic ownership interest (refer to Note 3).

Based on achievement of current sales volume and cost estimates and assuming average prices of $3.75 per pound of copper, $2,000 per ounce of gold and $19.00 per pound of molybdenum, net income attributable to noncontrolling interests is estimated to approximate $2.1 billion for the year 2024 (which represents 36% of our estimated consolidated net income before income taxes). The actual amount of net income attributable to noncontrolling interests will depend on many factors, including relative performance of each business segment, commodity prices, costs and other factors. Refer to Note 3 for ownership in our subsidiaries.

OPERATIONS
Responsible Production
Refer to Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2023, for discussion of environmental (including climate), social and governance (ESG) related risks.

The Copper Mark. We demonstrate our responsible production performance through the Copper Mark, a comprehensive assurance framework developed specifically for the copper industry, and recently extended to other metals including molybdenum. To achieve the Copper Mark, each site is required to complete an independent external assurance process to assess conformance with 33 ESG criteria. Awarded sites must be revalidated every three years. We have achieved the Copper Mark and/or Molybdenum Mark, as applicable, at all of our sites globally.

ICMM. We are a founding member of the International Council on Mining & Metals (ICMM), an organization dedicated to a safe, fair and sustainable mining and metals industry, aiming continuously to strengthen ESG performance across the global mining and metals industry. As a member company, we are required to implement the 10 Mining Principles that define good ESG practices, and associated position statements, while also meeting 39 performance expectations and producing an externally verified sustainability report utilizing the Global Reporting Initiative Sustainability Reporting Standards subject to the ICMM Assurance & Validation Procedure.

2022 Annual Report on Sustainability. In April 2023, we published our 2022 Annual Report on Sustainability marking our 22nd year of reporting on our sustainability progress. We are committed to building upon our achievements in sustainability and our position as a leading responsible copper producer.

2022 Climate Report. In September 2023, we published our annual climate report detailing our ongoing progress to advance our climate strategy focused on reducing our greenhouse gas (GHG) emissions, enhancing our resilience to climate risks and contributing responsibly produced copper to the global economy. We have four 2030 GHG emissions reduction targets that collectively cover nearly 100% of our Scope 1 and 2 GHG emissions.

Leaching Innovation Initiatives
We are advancing a series of initiatives across our North America and South America operations to incorporate new applications, technologies and data analytics to our leaching processes. These leach innovation initiatives are providing opportunities to produce incremental copper from our large existing leach stockpiles. Initial results are providing incremental low-cost additions to our expected annual production and the potential to add to our reserve profile. Incremental copper production from these initiatives totaled 144 million pounds for the year 2023, and in fourth-quarter 2023 we achieved our initial run rate target of approximately 200 million pounds of copper per year. We are pursuing opportunities to apply recent operational enhancements at a larger scale and are testing new technology applications that we believe have the potential for significant increases in recoverable metal beyond the initial annual run rate target.

Feasibility and Optimization Studies
We are engaged in various studies associated with potential future expansion projects primarily at our mining operations. The costs for these studies are charged to production and delivery costs as incurred and totaled $185 million for 2023 and $139 million for 2022. We estimate the costs of these studies will approximate $200 million for the year 2024.

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

We have a potential expansion project to more than double the concentrator capacity of the Bagdad operation in northwest Arizona. Bagdad’s reserve life currently exceeds 80 years and supports an expanded operation. In late 2023, we completed technical and economic studies, which indicated the opportunity to construct new concentrating facilities to expand capacity from 77,000 metric tons of ore per day to between 165,000 to 185,000 metric tons of ore per day. Estimated incremental project capital costs approximate $3.5 billion (excluding infrastructure that would be required in the long-range plans) and is expected to increase production by approximately 200-250 million pounds of copper per year, which would more than double Bagdad’s current production. Expanded operations also are expected to provide improved efficiency and reduce unit net cash costs through economies of scale. Project economics indicate that the expansion would require an incentive copper price in the range of $3.50 to $4.00 per pound and would require approximately three to four years to complete. The decision to proceed and timing of the potential expansion will take into account overall copper market conditions, availability of labor and other factors, including progress on conversion of the existing haul truck fleet to autonomous and expanding housing alternatives to support long-range plans. In parallel, we are advancing activities for expanded tailings infrastructure projects required under long-range plans in order to advance the potential construction timeline. Refer to Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2023, for further discussion.

We continue to advance plans at Safford/Lone Star to increase volumes to achieve 300 million pounds of copper per year from oxide ores, which reflects expansion of the initial design capacity of 200 million pounds of copper per year. Positive drilling conducted in recent years indicates opportunities to expand production to include sulfide ores in the future. We are completing metallurgical testing and mine development planning and expect to commence pre-feasibility studies during 2024 for a potential significant expansion.

Operating Data. Following is summary operating data for the North America copper mines for the years ended December 31:

	2023	2022
Operating Data, Net of Joint Venture Interests
Copper (millions of recoverable pounds)
Production	1,350	1,467
Sales, excluding purchases	1,361	1,469
Average realized price per pound	$3.93	$4.08

Molybdenum (millions of recoverable pounds)
Production[a]	30	29

100% Operating Data
Leach operations
Leach ore placed in stockpiles (metric tons per day)	692,000	676,400
Average copper ore grade (%)	0.23	0.29
Copper production (millions of recoverable pounds)	941	1,019

Mill operations
Ore milled (metric tons per day)	308,500	294,200
Average ore grade (%):
Copper	0.32	0.37
Molybdenum	0.02	0.02
Copper recovery rate (%)	81.8	81.8
Copper production (millions of recoverable pounds)	633	695
a.Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at the North America copper mines.

Our consolidated copper production and sales volumes from the North America copper mines in 2023 were below 2022 volumes, primarily reflecting lower ore grades associated with the Morenci and Safford mines, partly offset by leach recovery initiatives and higher mining and milling rates. We are pursuing a number of initiatives to enhance productivity and improve equipment reliability to offset declines in ore grades. We are also reviewing cost performance and evaluating the costs and benefits of adjusting mining and milling rates at Morenci.

North America copper sales are estimated to approximate 1.3 billion pounds in 2024. Refer to “Outlook” for projected molybdenum sales volumes.

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

Gross Profit per Pound of Copper and Molybdenum
The following table summarizes unit net cash costs and gross profit per pound at our North America copper mines for the two years ended December 31, 2023. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	2023				2022
	By-		Co-Product Method		By-		Co-Product Method
	Product Method		Copper	Molyb- denum[a]	Product Method		Copper	Molyb- denum[a]
Revenues, excluding adjustments	$3.93		$3.93	$23.38	$4.08		$4.08	$17.87
Site production and delivery, before net noncash
and other costs shown below	3.00		2.65	17.63	2.58		2.36	13.35
By-product credits	(0.49)		—	—	(0.33)		—	—
Treatment charges	0.12		0.12	—	0.10		0.10	—
Unit net cash costs	2.63		2.77	17.63	2.35		2.46	13.35
DD&A	0.30		0.27	1.30	0.28		0.26	0.90
Noncash and other costs, net	0.18	[b]	0.16	0.77	0.13	[b]	0.11	0.52
Total unit costs	3.11		3.20	19.70	2.76		2.83	14.77
Revenue adjustments, primarily for pricing on prior period open sales	0.01		0.01	—	(0.01)		(0.01)	—
Gross profit per pound	$0.83		$0.74	$3.68	$1.31		$1.24	$3.10

Copper sales (millions of recoverable pounds)	1,367		1,367		1,472		1,472
Molybdenum sales (millions of recoverable pounds)[a]				30				29
a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.
b.Includes charges totaling $0.08 per pound of copper in 2023 and $0.06 per pound of copper in 2022 for feasibility and optimization studies.

Our North America copper mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) for the North America copper mines of $2.63 per pound of copper in 2023 were higher than average unit net cash costs of $2.35 per pound of copper in 2022, primarily reflecting lower volumes and increased costs of labor (including contract labor) and maintenance and supplies, partly offset by higher molybdenum by-product credits and lower energy costs.

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

Average unit net cash costs (net of by-product credits) for the North America copper mines are expected to approximate $2.89 per pound of copper for the year 2024, based on achievement of current sales volume and cost estimates and assuming an average price of $19.00 per pound of molybdenum. North America’s average unit net cash costs for the year 2024 would change by approximately $0.04 per pound for each $2 per pound change in the average price of molybdenum.

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

Development Activities. At the El Abra operations in Chile, we have identified a large sulfide resource that would support a potential major mill project similar to the large-scale concentrator at Cerro Verde. Technical and economic studies continue to be evaluated to determine the optimal scope and timing for the sulfide project. Capital cost requirements are being updated to reflect current market conditions. We are evaluating water infrastructure alternatives to provide options to extend existing operations and support a future expansion, while continuing to monitor Chile’s regulatory and fiscal matters, as well as trends in capital costs for similar projects. In parallel, as part of the permitting process for the potential expansion, we are planning for a potential submission of an environmental impact statement during 2025, subject to ongoing stakeholder engagement and economic evaluations.

Operating Data. Following is summary operating data for our South America mining operations for the years ended December 31.

	2023	2022
Copper (millions of recoverable pounds)
Production	1,202	1,176
Sales	1,200	1,162
Average realized price per pound	$3.82	$3.80

Molybdenum (millions of recoverable pounds)
Production[a]	22	23

Leach operations
Leach ore placed in stockpiles (metric tons per day)	191,200	163,000
Average copper ore grade (%)	0.35	0.35
Copper production (millions of recoverable pounds)	317	302

Mill operations
Ore milled (metric tons per day)	417,400	409,200
Average ore grade (%):
Copper	0.34	0.32
Molybdenum	0.01	0.01
Copper recovery rate (%)	81.3	85.3
Copper production (millions of recoverable pounds)	885	874
a.Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at Cerro Verde.

Our consolidated copper production and sales volumes from South America mining for the year 2023 were higher than the year 2022, primarily reflecting an increase in mining and milling rates and ore grades, partly offset by lower recovery rates. Projected copper sales volumes of 1.1 billion in 2024 from South America mining reflect expected lower ore grades at Cerro Verde, but assume no significant impacts to water availability, which is being monitored closely in light of ongoing El Niño weather patterns. Refer to “Outlook” for projected molybdenum sales volumes.

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

Gross Profit per Pound of Copper
The following table summarizes unit net cash costs and gross profit per pound of copper at our South America mining operations for the two years ended December 31, 2023. Unit net cash costs per pound of copper are reflected under the by-product and co-product methods as the South America mining operations also had sales of molybdenum and silver. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	2023			2022
	By-Product Method		Co-Product Method	By-Product Method		Co-Product Method
Revenues, excluding adjustments	$3.82		$3.82	$3.80		$3.80
Site production and delivery, before net noncash
and other costs shown below	2.57		2.34	2.52		2.33
By-product credits	(0.39)		—	(0.34)		—
Treatment charges	0.19		0.19	0.15		0.14
Royalty on metals	0.01		0.01	0.01		0.01
Unit net cash costs	2.38		2.54	2.34		2.48
DD&A	0.38		0.35	0.35		0.32
Noncash and other costs, net	0.08	[a]	0.07	0.08	[a]	0.08
Total unit costs	2.84		2.96	2.77		2.88
Revenue adjustments, primarily for pricing on
prior period open sales	0.06		0.06	0.03		0.03
Gross profit per pound	$1.04		$0.92	$1.06		$0.95

Copper sales (millions of recoverable pounds)	1,200		1,200	1,162		1,162
a.Includes $0.04 per pound of copper in 2023 and $0.02 per pound of copper in 2022 for feasibility and optimization studies.

Our South America mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) for South America mining of $2.38 per pound of copper in 2023 were higher than average unit net cash costs of $2.34 per pound in 2022, primarily reflecting increased costs of maintenance and supplies and higher treatment charges, partly offset by higher volumes and molybdenum by-product credits.

Revenues from Cerro Verde’s concentrate sales are recorded net of treatment charges, which will vary with Cerro Verde’s sales volumes and the price of copper. Higher treatment charges in 2023, compared to 2022, reflected higher smelting and refining rates.

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

Average unit net cash costs (net of by-product credits) for South America mining are expected to approximate $2.37 per pound of copper for the year 2024, based on achievement of current sales volume and cost estimates and assuming an average price of $19.00 per pound of molybdenum.

Indonesia Mining
PT-FI operates one of the world’s largest copper and gold mines at the Grasberg minerals district in Central Papua, Indonesia. PT-FI produces copper concentrate that contains significant quantities of gold and silver. We have a 48.76% ownership interest in PT-FI and manage its mining operations. PT-FI’s results are consolidated in our financial statements. Prior to January 1, 2023, our ownership interest in PT-FI approximated 81%.

Other than copper concentrate delivered to PT Smelting for further processing into refined products, most of PT-FI’s copper concentrate is sold under long-term contracts.

Regulatory Matters. Over the past several years, the Indonesia government has enacted various laws and regulations to promote downstream processing of various products, including copper concentrates. In 2018, PT-FI agreed to expand its domestic smelting and refining capacity and has made substantial progress towards completion. At year-end 2023, progress of these projects was measured at over 90% (refer to “Indonesia Smelting and Refining” below).

In July 2023, PT-FI was granted an export license for copper concentrate, and in December 2023, PT-FI was granted an export license for anode slimes, each for the export of specified quantities of concentrate and anode slimes and valid through May 2024. PT-FI and the Indonesia government are completing administrative processes to update quotas for estimated concentrate and anode slimes exports through May 2024.

PT-FI is working with the Indonesia government to obtain approvals to continue exports of copper concentrates and anode slimes subsequent to May 2024 until the Indonesia smelter projects are fully commissioned and reach designed operating conditions.

Refer to Notes 12 and 13 for further discussion of Indonesia regulatory matters and export duties being assessed at PT-FI under revised regulations.

Mining Rights. Given the long-term nature of planning for mining investments, the Indonesia government is updating regulations that would enable PT-FI to apply for an extension of its special mining license (IUPK) beyond 2041. An extension would enable continuity of large-scale operations for the benefit of all stakeholders and provide growth options through additional resource development opportunities in the highly attractive Grasberg minerals district.

Operating and Development Activities. Over a multi-year investment period, PT-FI has successfully commissioned three large-scale underground mines in the Grasberg minerals district (Grasberg Block Cave, Deep Mill Level Zone (DMLZ) and Big Gossan), which provided production volumes of 1.7 billion pounds of copper and 2.0 million ounces of gold for the year 2023. Milling rates for ore from these underground mines averaged 198,300 metric tons of ore per day in 2023, an approximate 3% increase from 192,600 metric tons of ore per day in 2022. During 2023, PT-FI set a number of annual operating records, including total underground ore mined (and milled) and volume of concentrate produced.

In December 2023, PT-FI completed the installation of new milling facilities, which will enable PT-FI to further leverage the success of the underground mines and provide sustained large-scale production volumes. PT-FI is also advancing a mill recovery project with the installation of a new copper cleaner circuit that is expected to be completed in the second half of 2024 to provide incremental production of approximately 60 million pounds of copper and 40 thousand ounces of gold per year.

PT-FI is advancing plans to transition its existing energy source from coal to liquefied natural gas, which is expected to meaningfully reduce PT-FI’s Scope 1 GHG emissions at the Grasberg minerals district. The project includes investments in a new gas-fired combined cycle facility. Capital expenditures for the new facilities, to be incurred over the next four years, approximate $1 billion, which represents an incremental cost of $0.4 billion compared to previously planned investments to refurbish the existing coal units.

Kucing Liar. Long-term mine development activities are ongoing for PT-FI’s Kucing Liar deposit in the Grasberg minerals district, which is expected to produce over 7 billion pounds of copper and 6 million ounces of gold between 2029 and the end of 2041. An extension of PT-FI’s operating rights beyond 2041 would extend the life of the project. Pre-production development activities commenced in 2022 and are expected to continue over an approximate 10-year timeframe. Capital investments are estimated to average approximately $400 million per year over this period. At full operating rates of approximately 90,000 metric tons of ore per day, annual production from Kucing Liar is expected to approximate 560 million pounds of copper and 520 thousand ounces of gold, providing PT-FI with sustained long-term, large-scale and low-cost production. Kucing Liar will benefit from substantial shared infrastructure and PT-FI’s experience and long-term success in block-cave mining.

Indonesia Smelting and Refining. In connection with PT-FI’s 2018 agreement with the Indonesia government to secure the extension of its long-term mining rights, PT-FI agreed to expand its domestic smelting and refining capacity. At the end of 2023, progress of the Indonesia smelter projects exceeded 90%. PT-FI is actively engaged in the following projects for additional domestic smelting and refining capacity:
•In December 2023, PT Smelting commissioned the expansion of its capacity by 30% to 1.3 million metric tons of copper concentrate per year. The project was successfully completed on time and within budget. The project was funded by PT-FI with borrowings totaling approximately $250 million that will convert to equity in 2024, increasing PT-FI’s ownership in PT Smelting to approximately 65% from 39.5%.
•Construction progress of the Manyar smelter in Gresik, Indonesia (with a capacity to process approximately 1.7 million metric tons of copper concentrate per year) is advancing on schedule with a target of May 2024 for mechanical completion, followed by a ramp-up period through December 2024. Construction of the smelter has an estimated cost of $3.0 billion, including $2.8 billion for a construction contract (excluding capitalized interest, owner’s costs and commissioning) and $0.2 billion for investment in a desalination plant.
•The PMR is being constructed to process gold and silver from the Manyar smelter and PT Smelting. Construction is in progress with commissioning expected during 2024. Current cost estimates for the PMR total $665 million.
Capital expenditures for the Indonesia smelter projects totaled $1.7 billion for the year 2023 and are expected to approximate $1.0 billion for the year 2024. Projected capital expenditures for the Indonesia smelter projects in 2024 exclude capitalized interest and $0.3 billion of estimated commissioning and owner’s costs. Capital expenditures for the Indonesia smelter projects are being funded with the remaining proceeds from PT-FI’s senior notes and availability under its revolving credit facility. Start-up costs for the Indonesia smelter projects are expected to total $0.2 billion in 2024.

Operating Data. Following is summary operating data for our Indonesia mining operations for the years ended December 31.

	2023	2022
Operating Data
Copper (millions of recoverable pounds)
Production	1,660	1,567
Sales	1,525	1,582
Average realized price per pound	$3.81	$3.80

Gold (thousands of recoverable ounces)
Production	1,978	1,798
Sales	1,697	1,811
Average realized price per ounce	$1,972	$1,787

100% Operating Data
Ore extracted and milled (metric tons per day):
Grasberg Block Cave underground mine	117,300	103,300
DMLZ underground mine	75,900	76,300
Big Gossan underground mine	7,900	7,600
Other adjustments	(2,800)	5,400
Total	198,300	192,600

Average ore grade:
Copper (%)	1.22	1.19
Gold (grams per metric ton)	1.12	1.05
Recovery rates (%):
Copper	89.7	90.0
Gold	77.9	77.7

Lower consolidated sales of 1.5 billion pounds of copper and 1.7 million ounces of gold in 2023, compared with 1.6 billion pounds of copper and 1.8 million ounces of gold in 2022, primarily reflect the deferral of sales recognition related to the PT Smelting tolling arrangement. Lower gold sales volumes in 2023, compared to 2022, also reflect the timing of shipments of anode slimes associated with a change in administrative requirements for products that were previously being exported by PT Smelting.

Consolidated sales volumes from PT-FI are expected to approximate 1.7 billion pounds of copper and 2.0 million ounces of gold for the year 2024. For the year 2024, consolidated copper production volumes from PT-FI are expected to exceed its consolidated sales volumes, reflecting the deferral of approximately 90 million pounds of copper that will be processed by the Manyar smelter and sold as refined metal in future periods.

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

Gross Profit per Pound of Copper and per Ounce of Gold
The following table summarizes the unit net cash costs and gross profit per pound of copper and per ounce of gold at our Indonesia mining operations for the two years ended December 31, 2023. Refer to “Product Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	2023				2022
	By- Product		Co-Product Method		By- Product		Co-Product Method
	Method		Copper	Gold	Method		Copper	Gold
Revenues, excluding adjustments	$3.81		$3.81	$1,972	$3.80		$3.80	$1,787
Site production and delivery, before net noncash
and other costs shown below	1.62		1.01	522	1.58		1.01	477
Gold, silver and other by-product credits	(2.30)		—	—	(2.13)		—	—
Treatment charges	0.35		0.22	114	0.22		0.14	65
Export duties	0.21		0.13	69	0.19		0.12	58
Royalty on metals	0.22		0.14	71	0.23		0.15	69
Unit net cash costs	0.10		1.50	776	0.09		1.42	669
DD&A	0.68		0.42	218	0.65		0.42	195
Noncash and other costs, net	0.01	[a,b]	0.01	5	0.11	[b]	0.07	35
Total unit costs	0.79		1.93	999	0.85		1.91	899
Revenue adjustments, primarily for pricing on
prior period open sales	0.08		0.07	9	0.02		0.01	2
PT Smelting intercompany profit	0.07		0.05	24	0.01		0.01	3
Gross profit per pound/ounce	$3.17		$2.00	$1,006	$2.98		$1.91	$893

Copper sales (millions of recoverable pounds)	1,525		1,525		1,582		1,582
Gold sales (thousands of recoverable ounces)				1,697				1,811
a.Includes charges totaling $0.02 per pound of copper for feasibility and optimization studies.
b.Includes (credits) charges associated with ARO adjustments totaling $(0.07) per pound of copper in 2023 and $0.07 per pound of copper in 2022.

A significant portion of PT-FI’s costs are fixed and unit costs vary depending on volumes and other factors. PT-FI’s unit net cash costs (net of gold, silver and other by-product credits) of $0.10 per pound of copper in 2023 were higher than the unit net cash costs of $0.09 per pound of copper in 2022, primarily reflecting higher treatment charges    , partly offset by higher gold, silver and other by-product credits.

Treatment charges vary with the volume of metals sold and the price of copper. The increase in treatment charges per pound of copper and ounce of gold in 2023, compared with 2022, reflects higher costs associated with the new tolling arrangement with PT Smelting compared to the previous copper concentrate sales agreement. Tolling costs paid to PT Smelting are recorded as production costs in the consolidated statements of income but are reflected as treatment costs above in our unit net cash costs presentation.

PT-FI’s export duties totaled $324 million in 2023 and $307 million in 2022. Refer to Note 13 for further discussion of PT-FI’s export duties under its IUPK and amounts being assessed under a revised regulation.

PT-FI’s royalties vary with the volume of metal sold and the prices of copper and gold. PT-FI’s royalties totaled $338 million in 2023 and $357 million in 2022.

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

PT Smelting intercompany profit represents the change in the deferral of 39.5% of PT-FI’s profit on sales to PT Smelting. As discussed in Note 3, beginning in 2023, PT-FI’s commercial arrangement with PT Smelting changed from a copper concentrate sales agreement to a tolling arrangement and there will be no further sales from PT-FI to PT Smelting.

Average unit net cash costs (net of gold, silver and other by-product credits) for PT-FI are expected to approximate $0.09 per pound of copper for the year 2024, based on achievement of current sales volumes and cost estimates and assuming an average price of $2,000 per ounce of gold. PT-FI’s estimated unit net cash costs for the year 2024 include assessment of export duties of $0.27 per pound of copper (see Note 13 for discussion of export duties being assessed under a revised regulation). PT-FI’s average unit net cash costs for the year 2024 would change by approximately $0.10 per pound of copper for each $100 per ounce change in the average price of gold.

PT-FI’s projected sales volumes and unit net cash costs for the year 2024 are dependent on operational performance; extension of PT-FI’s export permits for copper concentrates and anode slimes beyond May 2024; weather-related conditions; and other factors. Refer to “Cautionary Statement” below, and Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2023, for further discussion of factors that could cause results to differ materially from projections.

Molybdenum Mines
We operate two wholly owned molybdenum mines in Colorado – the Climax open-pit mine and the Henderson underground mine. The Climax and Henderson mines produce high-purity, chemical-grade molybdenum concentrate, which is typically further processed into value-added molybdenum chemical products. The majority of the molybdenum concentrate produced at the Climax and Henderson mines, as well as from our North America and South America copper mines, is processed at our conversion facilities

Operating Activities. Production from the Molybdenum mines totaled 30 million pounds of molybdenum in 2023 and 33 million pounds in 2022. Refer to “Consolidated Results” for our consolidated molybdenum operating data, which includes sales of molybdenum produced at our Molybdenum mines and from our North America and South America copper mines. Refer to “Outlook” for projected consolidated molybdenum sales volumes.

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

Average unit net cash costs for our Molybdenum mines of $15.13 per pound of molybdenum in 2023 were higher than $11.43 per pound of molybdenum in 2022, primarily reflecting lower volumes and higher contract labor costs.

Average unit net cash costs for the Molybdenum mines are expected to approximate $14.29 per pound of molybdenum for the year 2024, based on achievement of current sales volumes and cost estimates. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

Smelting and Refining
Through our downstream integration, we are able to assure placement of a significant portion of our copper concentrate production. We wholly own and operate the Miami smelter in Arizona, Atlantic Copper (a smelter and refinery in Spain), and the El Paso refinery in Texas. PT-FI also has a 39.5% ownership interest in PT Smelting (refer to Note 3).

In 2024, we expect to complete the Indonesia smelter projects, which will smelt and refine copper concentrate from PT-FI as well as process anode slimes. As a result, PT-FI’s operations will be fully integrated, and treatment charges reflecting the cost of smelting and refining operations will be recorded in production and delivery costs (refer to “Indonesia Mining – Indonesia Smelting and Refining” above). In addition, our North America copper mines are largely integrated with our Miami smelter and El Paso refinery.

Atlantic Copper’s treatment charges, which consist of a base rate per pound of copper and per ounce of gold, are generally fixed and represent a cost to our mining operations and income to Atlantic Copper (i.e., higher treatment charges benefit our Atlantic Copper operations).

Refer to Items 1. and 2. “Business and Properties” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2023, for further information regarding our smelting and refining facilities.

We defer recognizing profits on sales from our mining operations to Atlantic Copper (and on 39.5% of PT-FI’s sales to PT Smelting for 2022) until final sales to third parties occur. Changes in these deferrals attributable to variability in intercompany volumes resulted in net additions to operating income totaling $64 million ($37 million to net income attributable to common stock) in 2023 and $52 million ($33 million to net income attributable to common stock) in 2022. Our net deferred profits on our inventories at Atlantic Copper to be recognized in future periods’ net income attributable to common stock totaled $57 million at December 31, 2023. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices will result in variability in our net deferred profits and quarterly earnings.

CAPITAL RESOURCES AND LIQUIDITY

Our consolidated operating cash flows vary with sales volumes; prices realized from copper, gold and molybdenum sales; production costs; income taxes; other working capital changes; and other factors. See “Consolidated Results,” and Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2023, for further discussion of our energy requirements and related costs.

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

Based on current sales volume, cost and metal price estimates discussed in “Outlook,” our available cash and cash equivalents plus our projected consolidated operating cash flows of $5.8 billion for the year 2024 exceed our expected consolidated capital expenditures of $4.6 billion (which includes $2.3 billion for major mining projects and $1.0 billion for the Indonesia smelter projects that are being funded with the remaining proceeds from PT-FI’s senior notes and availability under its revolving credit facility). Projected capital expenditures for the Indonesia smelter projects in 2024 exclude capitalized interest and $0.3 billion of estimated commissioning and owner’s costs.

Planned capital expenditures for major mining projects over the next few years are primarily associated with underground mine development in the Grasberg minerals district and potential expansion projects in North America.

We have cash on hand and the financial flexibility to fund capital expenditures and our other cash requirements for the next twelve months, including noncontrolling interest distributions, income tax payments, debt repayments, current common stock dividends (base and variable) and any share or debt repurchases. At December 31, 2023, we had $4.8 billion of consolidated cash and cash equivalents (which includes $0.2 billion of cash designated for Indonesia smelter projects) and FCX, PT-FI and Cerro Verde have $3.0 billion, $1.75 billion and $350 million, respectively, available under their revolving credit facilities. Refer to “Outlook” for further discussion of projected operating cash flows and capital expenditures for 2024 and to “Debt” below and Note 8 for further discussion.

At December 31, 2023, we had $1.2 billion in current restricted cash and cash equivalents, which includes (i) $1.1 billion associated with PT-FI’s export proceeds temporarily deposited in Indonesia banks in accordance with a 2023 regulation issued by the Indonesia government that requires 30% of export proceeds to be temporarily deposited into Indonesia banks for a period of 90 days before withdrawal, and (ii) $145 million in assurance to support PT-FI’s commitment for smelter development in Indonesia.

Financial Policy. Our financial policy is aligned with our strategic objectives of maintaining a solid balance sheet, providing cash returns to shareholders and advancing opportunities for future growth. The policy includes a base dividend and a performance-based payout framework, whereby up to 50% of available cash flows generated after planned capital spending and distributions to noncontrolling interest would be allocated to shareholder returns and the balance to debt reduction and investments in value enhancing growth projects, subject to us maintaining our net debt at a level not to exceed the net debt target of $3.0 billion to $4.0 billion (excluding net project debt for the Indonesia smelter projects). Our Board reviews the structure of the performance-based payout framework at least annually.

At December 31, 2023, our net debt, excluding net debt for the Indonesia smelter projects, totaled $0.8 billion. Refer to “Net Debt” for further discussion.

In December 2023, our Board declared cash dividends totaling $0.15 per share on our common stock (including a $0.075 per share quarterly base cash dividend and a $0.075 per share quarterly variable, performance-based cash dividend), which was paid on February 1, 2024, to shareholders of record as of January 12, 2024. Based on current market conditions, the base and variable dividends on our common stock are anticipated to total $0.60 per share for 2024 (including the dividends paid on February 1, 2024), comprised of a $0.30 per share base dividend and $0.30 per share variable dividend. The declaration and payment of dividends (base or variable) is at the discretion of our Board and will depend on our financial results, cash requirements, global economic conditions and other factors deemed relevant by our Board.

Refer to Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2023, and “Cautionary Statement” below for further discussion.

Cash
Following is a summary of the U.S. and international components of consolidated cash and cash equivalents available to the parent company, excluding cash committed for the Indonesia smelter projects and net of noncontrolling interests’ share, taxes and other costs at December 31, 2023 (in billions):

Cash at domestic companies	$2.7
Cash at international operations	2.1	[a]
Total consolidated cash and cash equivalents	4.8
Cash for Indonesia smelter projects	(0.2)	[b]
Noncontrolling interests’ share	(0.9)
Cash, net of noncontrolling interests’ share	3.7
Withholding taxes	(0.1)
Net cash available	$3.6
a.Excludes $1.1 billion of cash associated with PT-FI’s export proceeds required to be temporarily deposited in Indonesia banks for 90 days in accordance with a 2023 regulation issued by the Indonesia government, which is presented as current restricted cash and cash equivalents in FCX’s consolidated balance sheet.
b.Estimated remaining net proceeds from PT-FI’s senior notes.

Cash held at our international operations is generally used to support our foreign operations’ capital expenditures, operating expenses, debt repayments, working capital or other cash needs. Management believes that sufficient liquidity is available in the U.S. from cash balances and availability from our revolving credit facility. We have not elected to permanently reinvest earnings from our foreign subsidiaries, and we have recorded deferred tax liabilities for foreign earnings that are available to be repatriated to the U.S. From time to time, our foreign subsidiaries distribute earnings to the U.S. through dividends that are subject to applicable withholding taxes and noncontrolling interests’ share. See Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2023, for further discussion of our holding company structure and the potential impact of changes in tax laws.

Debt
At December 31, 2023, consolidated debt totaled $9.4 billion, with a related weighted-average interest rate of 5.2%. Substantially all of our outstanding debt is fixed rate. FCX has $0.7 billion in scheduled senior note maturities in November 2024 with no further senior note maturities until 2027. Our total debt has an average remaining duration of approximately 10 years. We had no borrowings and $7 million in letters of credit issued under our $3.0 billion revolving credit facility. Additionally, at December 31, 2023, no amounts were drawn under PT-FI’s $1.75 billion revolving credit facility or Cerro Verde’s $350 million revolving credit facility. Refer to Note 8 for further discussion of the above items and for information regarding our debt arrangements.

We may from time to time seek to retire or purchase our outstanding debt through cash tenders and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such tenders, exchanges or purchases, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Operating Activities
We generated consolidated operating cash flows of $5.3 billion in 2023 (net of $0.9 billion of working capital and other uses) and $5.1 billion in 2022 (net of $1.6 billion of working capital and other uses).

Investing Activities
Capital Expenditures. Capital expenditures, including capitalized interest, totaled $4.8 billion for the year 2023, including $1.8 billion for major mining projects primarily associated with the underground development activities in the Grasberg minerals district and $1.7 billion for the Indonesia smelter projects.

Capital expenditures, including capitalized interest, totaled $3.5 billion for the year 2022, including $1.7 billion for major projects primarily associated with underground development activities in the Grasberg minerals district and $0.8 billion for the Indonesia smelter projects.

A large portion of the capital expenditures relate to projects that are expected to add significant production and cash flow in future periods, enabling us to continue to generate operating cash flows exceeding capital expenditures in future years. Refer to “Outlook” for further discussion of projected capital expenditures for 2024.

Proceeds from Sales of Assets. Proceeds from sales of assets for the year 2022 included $60 million from the sale of all of our shares in Jervois Global Limited. Refer to Note 2 for further discussion.

Loans to PT Smelting for Expansion. PT-FI made loans to PT Smelting totaling $129 million in 2023 and $65 million in 2022 to fund PT Smelting’s expansion project. Refer to Note 3 for further discussion.

Financing Activities
Debt Transactions. Net debt repayments totaled $1.2 billion in 2023, including the repayment of our 3.875% Senior Notes that matured in March 2023 totaling $996 million and open-market purchases of our senior notes for a total cost of $221 million.

Net borrowings of debt totaled $1.2 billion in 2022, including PT-FI’s $3.0 billion senior notes offering, partly offset by the purchases of our senior notes in open market transactions ($1.0 billion), and the repayment of borrowings under PT-FI’s term loan ($0.6 billion) and Cerro Verde’s term loan ($0.3 billion).

Refer to Note 8 for further discussion.

Cash Dividends on Common Stock. We paid cash dividends on our common stock totaling $0.9 billion in 2023 and 2022. The declaration and payment of dividends (base or variable) is at the discretion of our Board and will depend on our financial results, cash requirements, global economic conditions and other factors deemed relevant by our

Board. Refer to Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2023, and “Cautionary Statement” below.

Cash Dividends and Distributions Paid to Noncontrolling Interests. Cash dividends and distributions paid to noncontrolling interests at our international operations totaled $0.6 billion in 2023 and $0.8 billion in 2022. Based on the current sales volume, cost estimates and assumed average prices in 2024 discussed in “Outlook,” we currently expect cash dividends and distributions paid to noncontrolling interests to approximate $2.0 billion for the year 2024, mostly to PT-FI’s noncontrolling interests. Cash dividends and distributions to noncontrolling interests vary based on the operating results and cash requirements of our consolidated subsidiaries.

Treasury Stock Purchases. Under the share repurchase program, we acquired 35.12 million shares of FCX common stock for a total cost of $1.3 billion ($38.36 average cost per share) in 2022. There were no shares acquired under the program in 2023. Refer to Note 10 for further discussion.

As of February 15, 2024, $3.2 billion remains available under the share repurchase program. The timing and amount of share repurchases is at the discretion of management and will depend on a variety of factors. The share repurchase program may be modified, increased, suspended or terminated at any time at the Board’s discretion. Refer to Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2023, “Cautionary Statement” below and discussion of our financial policy above.

Contributions from Noncontrolling Interests. We received equity contributions totaling $50 million in 2023 and $0.2 billion in 2022 from PT Mineral Industri Indonesia (MIND ID) for its share of capital spending on the underground mine development projects in the Grasberg minerals district. Beginning in 2023, capital spending at PT-FI is shared in accordance with the shareholders’ ownership interests.

Stock-based Awards. Proceeds from exercised stock options totaled $47 million in 2023 and $125 million in 2022, and payments for related employee taxes totaled $50 million in 2023 and $55 million in 2022. See Note 10 for a discussion of stock-based awards.

CONTINGENCIES

Environmental Obligations and AROs
Refer to Note 12 and “Critical Accounting Estimates,” and Items 1. and 2. “Business and Properties” and Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2023, for further information about contingencies associated with environmental matters and AROs.

For 2024, we expect to incur approximately $0.6 billion of aggregate environmental capital expenditures and other environmental costs and $0.2 billion in aggregate ARO expenditures (including $0.1 billion for our oil and gas operations).

Litigation and Other Contingencies
Refer to Note 12, and Item 1A. “Risk Factors” and Item 3. “Legal Proceedings” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2023, for further discussion of contingencies associated with legal proceedings and other matters.

DISCLOSURES ABOUT MARKET RISKS

Commodity Price Risk
Our 2023 consolidated revenues from our mining operations include the sale of copper concentrate, copper cathode, copper rod, gold, molybdenum and other metals by our North America and South America mines, the sale of copper concentrate (which also contains significant quantities of gold and silver), copper cathode and anode slimes by our Indonesia mining operations, the sale of molybdenum in various forms by our molybdenum operations, and the sale of copper cathode, copper anode and gold in anode and slimes by Atlantic Copper. Our financial results will vary with fluctuations in the market prices of the commodities we produce, primarily copper and gold, and to a lesser extent molybdenum. For projected sensitivities of our operating cash flow to changes in commodity prices, refer to “Outlook.” World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. Refer to Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2023, for further discussion of financial risks associated with fluctuations in the market prices of the commodities we sell.

During 2023, our mined copper was sold 51% in concentrate, 27% as cathode and 22% as rod from North America operations. Substantially all of our copper concentrate and some cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) based primarily on quoted LME monthly average copper settlement prices. We receive market prices based on prices in the specified future period, which results in price fluctuations recorded through revenues until the date of settlement. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on our provisionally priced concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until final pricing on the date of settlement. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs.

Following are the favorable impacts of net adjustments to the prior years’ provisionally priced copper sales for the years ended December 31 (in millions, except per share amounts):

	2023	2022
Revenues	$183	$60
Net income attributable to common stock	$62	$25
Net income per share attributable to common stock	$0.04	$0.02

At December 31, 2023, we had provisionally priced copper sales at our copper mining operations totaling 223 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average price of $3.87 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the December 31, 2023, provisional price recorded would have an approximate $22 million effect on 2024 revenues ($7 million to net income attributable to common stock). The LME copper settlement price closed at $3.86 per pound on January 31, 2024.

Foreign Currency Exchange Risk
The functional currency for most of our operations is the U.S. dollar. Substantially all of our revenues and a significant portion of our costs are denominated in U.S. dollars; however, some costs and certain asset and liability accounts are denominated in local currencies, including the Indonesia rupiah, Peruvian sol, Chilean peso and euro. We recognized foreign currency translation gains on balances denominated in foreign currencies totaling $20 million in 2023 and $9 million in 2022. Generally, our operating results are positively affected when the U.S. dollar strengthens in relation to those foreign currencies and are adversely affected when the U.S. dollar weakens in relation to those foreign currencies.

Following is a summary of estimated annual payments and the impact of changes in foreign currency rates on our annual operating costs:

	Exchange Rate per $1 at December 31,		Estimated Annual Payments		10% Change in Exchange Rate (in millions of U.S. dollars)[a]
	2023	2022	(in local currency)	(in millions of U.S. dollars)[b]	Increase	Decrease
Indonesia
Rupiah	15,339	15,652	15.7 trillion	$1,024	$(93)	$114
Australian dollar	1.47	1.47	292 million	$199	$(18)	$22
South America
Peruvian sol	3.71	3.82	2.1 billion	$555	$(50)	$62
Chilean peso	877	856	227 billion	$259	$(24)	$29
Atlantic Copper
Euro	0.91	0.94	170 million	$188	$(17)	$21
a.Reflects the estimated impact on annual operating costs assuming a 10% increase or decrease in the exchange rate reported at December 31, 2023.
b.Based on exchange rates at December 31, 2023.

Interest Rate Risk
At December 31, 2023, we had total debt maturities based on principal amounts of $9.5 billion, substantially all of which was fixed-rate debt. The table below presents average interest rates for our scheduled maturities of principal for our outstanding debt and the related fair values at December 31, 2023 (in millions, except percentages):

	2024	2025	2026	2027	2028	Thereafter	Fair Value
Fixed-rate debt	$733	$4	$4	$1,320	$924	$6,468	$9,331
Average interest rate	4.5%	—%	—%	5.0%	4.2%	5.4%	5.2%

Variable-rate debt	$33	$—	$—	$—	$—	$—	$33
Average interest rate	4.5%	—%	—%	—%	—%	—%	4.5%

NEW ACCOUNTING STANDARDS

Refer to Note 1 for discussion of recently issued accounting standards and their projected impact on our future financial statements and disclosures.

NET DEBT

We believe that net debt provides investors with information related to the performance-based payout framework in our financial policy, which requires us to maintain our net debt at a level not to exceed the net debt target of $3 billion to $4 billion (excluding net project debt for the Indonesia smelter projects). We define net debt as consolidated debt less (i) consolidated cash and cash equivalents and (ii) current restricted cash associated with PT-FI’s export proceeds. This information differs from consolidated debt determined in accordance with U.S. GAAP and should not be considered in isolation or as a substitute for consolidated debt determined in accordance with U.S. GAAP. Our net debt, which may not be comparable to similarly titled measures reported by other companies, follows (in billions):

	As of December 31,
	2023		2022
Current portion of debt	$0.8		$1.0
Long-term debt, less current portion	8.7		9.6
Consolidated debt	9.4	[a]	10.6
Less: consolidated cash and cash equivalents	4.8		8.1
Less: current restricted cash associated with PT-FI’s export proceeds[b]	1.1		—
FCX net debt	3.6	[a]	2.5
Less: net debt for Indonesia smelter projects[c]	2.8		1.2
FCX net debt, excluding Indonesia smelter projects	$0.8		$1.3
a.Does not foot because of rounding.
b.In accordance with a 2023 regulation issued by the Indonesia government, 30% of PT-FI’s export proceeds are being temporarily deposited into Indonesia banks for a period of 90 days before withdrawal and are presented as current restricted cash and cash equivalents in our consolidated balance sheet. As the 90-day holding period is the only restriction on the cash, we have included such amount in the calculation of net debt.
c.Includes consolidated debt of $3.0 billion at both dates and consolidated cash and cash equivalents of $0.2 billion as of December 31, 2023, and $1.8 billion as of December 31, 2022.

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

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Year Ended December 31, 2023
(In millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$5,368		$5,368	$710	$171	$6,249
Site production and delivery, before net noncash and other costs shown below	4,093		3,621	535	149	4,305
By-product credits	(669)		—	—	—	—
Treatment charges	169		161	—	8	169
Net cash costs	3,593		3,782	535	157	4,474
DD&A	418		371	39	8	418
Noncash and other costs, net	242	[c]	215	24	3	242
Total costs	4,253		4,368	598	168	5,134
Other revenue adjustments, primarily for pricing on prior period open sales	13		13	—	—	13
Gross profit	$1,128		$1,013	$112	$3	$1,128

Copper sales (millions of recoverable pounds)	1,367		1,367
Molybdenum sales (millions of recoverable pounds)[a]				30

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$3.93		$3.93	$23.38
Site production and delivery, before net noncash and other costs shown below	3.00		2.65	17.63
By-product credits	(0.49)		—	—
Treatment charges	0.12		0.12	—
Unit net cash costs	2.63		2.77	17.63
DD&A	0.30		0.27	1.30
Noncash and other costs, net	0.18	[c]	0.16	0.77
Total unit costs	3.11		3.20	19.70
Other revenue adjustments, primarily for pricing on prior period open sales	0.01		0.01	—
Gross profit per pound	$0.83		$0.74	$3.68

Reconciliation to Amounts Reported

			Production
	Revenues		and Delivery	DD&A
Totals presented above	$6,249		$4,305	$418
Treatment charges	(9)		160	—
Noncash and other costs, net	—		242	—
Other revenue adjustments, primarily for pricing on prior period open sales	13		—	—
Eliminations and other	63		71	—
North America copper mines	6,316		4,778	418
Other mining[d]	22,791		14,849	1,586
Corporate, other & eliminations	(6,252)		(6,000)	64
As reported in our consolidated financial statements	$22,855		$13,627	$2,068
a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold and silver product revenues and production costs.
c.Includes charges totaling $107 million ($0.08 per pound of copper) for feasibility and optimization studies.
d.Represents the combined total for our other mining operations as presented in Note 16.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Year Ended December 31, 2022
(In millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$6,007		$6,007	$512	$127	$6,646
Site production and delivery, before net noncash and other costs shown below	3,799		3,478	383	96	3,957
By-product credits	(481)		—	—	—	—
Treatment charges	149		144	—	5	149
Net cash costs	3,467		3,622	383	101	4,106
DD&A	409		377	26	6	409
Noncash and other costs, net	183	[c]	166	14	3	183
Total costs	4,059		4,165	423	110	4,698
Other revenue adjustments, primarily for pricing on prior period open sales	(13)		(13)	—	—	(13)
Gross profit	$1,935		$1,829	$89	$17	$1,935

Copper sales (millions of recoverable pounds)	1,472		1,472
Molybdenum sales (millions of recoverable pounds)[a]				29

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$4.08		$4.08	$17.87
Site production and delivery, before net noncash and other costs shown below	2.58		2.36	13.35
By-product credits	(0.33)		—	—
Treatment charges	0.10		0.10	—
Unit net cash costs	2.35		2.46	13.35
DD&A	0.28		0.26	0.90
Noncash and other costs, net	0.13	[c]	0.11	0.52
Total unit costs	2.76		2.83	14.77
Other revenue adjustments, primarily for pricing on prior period open sales	(0.01)		(0.01)	—
Gross profit per pound	$1.31		$1.24	$3.10

Reconciliation to Amounts Reported

			Production
	Revenues		and Delivery	DD&A
Totals presented above	$6,646		$3,957	$409
Treatment charges	(22)		127	—
Noncash and other costs, net	—		183	—
Other revenue adjustments, primarily for pricing on prior period open sales	(13)		—	—
Eliminations and other	99		110	1
North America copper mines	6,710		4,377	410
Other mining[d]	22,464		14,899	1,539
Corporate, other & eliminations	(6,394)		(6,206)	70
As reported in our consolidated financial statements	$22,780		$13,070	$2,019
a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold and silver product revenues and production costs.
c.Includes charges totaling $86 million ($0.06 per pound of copper) for feasibility and optimization studies.
d.Represents the combined total for our other mining operations as presented in Note 16.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Year Ended December 31, 2023
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$4,583		$4,583	$526	$5,109
Site production and delivery, before net noncash and other costs shown below	3,083		2,810	339	3,149
By-product credits	(463)		—	—	—
Treatment charges	234		234	—	234
Royalty on metals	8		7	1	8
Net cash costs	2,862		3,051	340	3,391
DD&A	459		412	47	459
Noncash and other costs, net	92	[b]	87	5	92
Total costs	3,413		3,550	392	3,942
Other revenue adjustments, primarily for pricing on prior period open sales	71		71	3	74
Gross profit	$1,241		$1,104	$137	$1,241

Copper sales (millions of recoverable pounds)	1,200		1,200

Gross profit per pound of copper:

Revenues, excluding adjustments	$3.82		$3.82
Site production and delivery, before net noncash and other costs shown below	2.57		2.34
By-product credits	(0.39)		—
Treatment charges	0.19		0.19
Royalty on metals	0.01		0.01
Unit net cash costs	2.38		2.54
DD&A	0.38		0.35
Noncash and other costs, net	0.08	[b]	0.07
Total unit costs	2.84		2.96
Other revenue adjustments, primarily for pricing on prior period open sales	0.06		0.06
Gross profit per pound	$1.04		$0.92

Reconciliation to Amounts Reported

			Production
	Revenues		and Delivery	DD&A
Totals presented above	$5,109		$3,149	$459
Treatment charges	(234)		—	—
Royalty on metals	(8)		—	—
Noncash and other costs, net	—		92	—
Other revenue adjustments, primarily for pricing on prior period open sales	74		—	—
Eliminations and other	—		(2)	—
South America mining	4,941		3,239	459
Other mining[c]	24,166		16,388	1,545
Corporate, other & eliminations	(6,252)		(6,000)	64
As reported in our consolidated financial statements	$22,855		$13,627	$2,068
a.Includes silver sales of 4.1 million ounces ($23.57 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.
b.Includes charges totaling $44 million ($0.04 per pound of copper) for feasibility studies.
c.Represents the combined total for our other mining operations as presented in Note 16.

South America Mining Product Revenues, Production Costs and Unit Net Cash Costs

Year Ended December 31, 2022
(In millions)	By-Product	Co-Product Method
	Method	Copper	Other[a]	Total
Revenues, excluding adjustments	$4,413	$4,413	$451	$4,864
Site production and delivery, before net noncash and other costs shown below	2,929	2,705	281	2,986
By-product credits	(394)	—	—	—
Treatment charges	170	170	—	170
Royalty on metals	10	9	1	10
Net cash costs	2,715	2,884	282	3,166
DD&A	408	370	38	408
Noncash and other costs, net	93	88	5	93
Total costs	3,216	3,342	325	3,667
Other revenue adjustments, primarily for pricing on prior period open sales	35	35	—	35
Gross profit	$1,232	$1,106	$126	$1,232

Copper sales (millions of recoverable pounds)	1,162	1,162

Gross profit per pound of copper:

Revenues, excluding adjustments	$3.80	$3.80
Site production and delivery, before net noncash and other costs shown below	2.52	2.33
By-product credits	(0.34)	—
Treatment charges	0.15	0.14
Royalty on metals	0.01	0.01
Unit net cash costs	2.34	2.48
DD&A	0.35	0.32
Noncash and other costs, net	0.08	0.08
Total unit costs	2.77	2.88
Other revenue adjustments, primarily for pricing on prior period open sales	0.03	0.03
Gross profit per pound	$1.06	$0.95

Reconciliation to Amounts Reported

		Production
	Revenues	and Delivery	DD&A
Totals presented above	$4,864	$2,986	$408
Treatment charges	(170)	—	—
Royalty on metals	(10)	—	—
Noncash and other costs, net	—	93	—
Other revenue adjustments, primarily for pricing on prior period open sales	35	—	—
Eliminations and other	(1)	(5)	—
South America mining	4,718	3,074	408
Other mining[b]	24,456	16,202	1,541
Corporate, other & eliminations	(6,394)	(6,206)	70
As reported in our consolidated financial statements	$22,780	$13,070	$2,019
a.Includes silver sales of 4.4 million ounces ($20.82 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.
b.Represents the combined total for our other mining operations as presented in Note 16.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Year Ended December 31, 2023
(In millions)			Co-Product Method
	By-Product Method		Copper	Gold	Silver & Other[a]	Total
Revenues, excluding adjustments	$5,801		$5,801	$3,346	$157	$9,304
Site production and delivery, before net noncash and other costs shown below	2,467		1,538	887	42	2,467
Gold, silver and other by-product credits	(3,520)		—	—	—	—
Treatment charges	537		335	193	9	537
Export duties	324		202	117	5	324
Royalty on metals	338		212	121	5	338
Net cash costs	146		2,287	1,318	61	3,666
DD&A	1,028		641	370	17	1,028
Noncash and other costs, net	22	[b]	14	8	—	22
Total costs	1,196		2,942	1,696	78	4,716
Other revenue adjustments, primarily for pricing on prior period open sales	114		114	18	(1)	131
PT Smelting intercompany profit	112		70	40	2	112
Gross profit	$4,831		$3,043	$1,708	$80	$4,831

Copper sales (millions of recoverable pounds)	1,525		1,525
Gold sales (thousands of recoverable ounces)				1,697

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$3.81		$3.81	$1,972
Site production and delivery, before net noncash and other costs shown below	1.62		1.01	522
Gold, silver and other by-product credits	(2.30)		—	—
Treatment charges	0.35		0.22	114
Export duties	0.21		0.13	69
Royalty on metals	0.22		0.14	71
Unit net cash costs	0.10		1.50	776
DD&A	0.68		0.42	218
Noncash and other costs, net	0.01	[b]	0.01	5
Total unit costs	0.79		1.93	999
Other revenue adjustments, primarily for pricing on prior period open sales	0.08		0.07	9
PT Smelting intercompany profit	0.07		0.05	24
Gross profit per pound/ounce	$3.17		$2.00	$1,006

Reconciliation to Amounts Reported

			Production
	Revenues		and Delivery	DD&A
Totals presented above	$9,304		$2,467	$1,028
Treatment charges	(336)		201	—
Export duties	(324)		—	—
Royalty on metals	(338)		—	—
Noncash and other costs, net	—		22	—
Other revenue adjustments, primarily for pricing on prior period open sales	131		—	—
PT Smelting intercompany profit	—		(112)	—
Eliminations and other	—		(26)	—
Indonesia mining	8,437		2,552	1,028
Other mining[c]	20,670		17,075	976
Corporate, other & eliminations	(6,252)		(6,000)	64
As reported in our consolidated financial statements	$22,855		$13,627	$2,068
a.Includes silver sales of 6.0 million ounces ($23.37 per ounce average realized price).
b.Includes credits of $112 million ($0.07 per pound of copper) to correct certain inputs in the historical PT-FI ARO model. Also, includes a charge of $55 million ($0.04 per pound of copper) associated with a potential administrative fine and charges totaling $27 million ($0.02 per pound of copper) for feasibility and optimization studies.
c.Represents the combined total for our other mining operations as presented in Note 16.

Indonesia Mining Product Revenues, Production Costs and Unit Net Cash Costs

Year Ended December 31, 2022
(In millions)			Co-Product Method
	By-Product Method		Copper	Gold	Silver & Other[a]	Total
Revenues, excluding adjustments	$6,018		$6,018	$3,237	$134	$9,389
Site production and delivery, before net noncash and other costs shown below	2,507		1,607	864	36	2,507
Gold, silver and other by-product credits	(3,375)		—	—	—	—
Treatment charges	341		218	118	5	341
Export duties	307		197	106	4	307
Royalty on metals	357		230	124	3	357
Net cash costs	137		2,252	1,212	48	3,512
DD&A	1,025		657	353	15	1,025
Noncash and other costs, net	182	[b]	117	63	2	182
Total costs	1,344		3,026	1,628	65	4,719
Other revenue adjustments, primarily for pricing on prior period open sales	27		27	3	1	31
PT Smelting intercompany profit	14		9	5	—	14
Gross profit	$4,715		$3,028	$1,617	$70	$4,715

Copper sales (millions of recoverable pounds)	1,582		1,582
Gold sales (thousands of recoverable ounces)				1,811

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$3.80		$3.80	$1,787
Site production and delivery, before net noncash and other costs shown below	1.58		1.01	477
Gold, silver and other by-product credits	(2.13)		—	—
Treatment charges	0.22		0.14	65
Export duties	0.19		0.12	58
Royalty on metals	0.23		0.15	69
Unit net cash costs	0.09		1.42	669
DD&A	0.65		0.42	195
Noncash and other costs, net	0.11	[b]	0.07	35
Total unit costs	0.85		1.91	899
Other revenue adjustments, primarily for pricing on prior period open sales	0.02		0.01	2
PT Smelting intercompany profit	0.01		0.01	3
Gross profit per pound/ounce	$2.98		$1.91	$893

Reconciliation to Amounts Reported

			Production
	Revenues		and Delivery	DD&A
Totals presented above	$9,389		$2,507	$1,025
Treatment charges	(341)		—	—
Export duties	(307)		—	—
Royalty on metals	(357)		—	—
Noncash and other costs, net	11		193	—
Other revenue adjustments, primarily for pricing on prior period open sales	31		—	—
PT Smelting intercompany profit	—		(14)	—
Eliminations and other	—		(2)	—
Indonesia mining	8,426		2,684	1,025
Other mining[c]	20,748		16,592	924
Corporate, other & eliminations	(6,394)		(6,206)	70
As reported in our consolidated financial statements	$22,780		$13,070	$2,019
a.Includes silver sales of 6.3 million ounces ($21.41 per ounce average realized price).
b.Includes charges of $116 million ($0.07 per pound of copper) associated with an ARO adjustment. Also includes a net charge of $30 million ($0.02 per pound of copper) associated with a settlement of an administrative fine levied by the Indonesia government and a reserve for exposure associated with export duties in prior periods, partially offset by credits for adjustments to prior year treatment and refining charges and historical tax audits.
c.Represents the combined total for our other mining operations as presented in Note 16.

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Years Ended December 31,
(In millions)	2023	2022
Revenues, excluding adjustments[a]	$702	$593
Site production and delivery, before net noncash and other costs shown below	423	347
Treatment charges and other	25	28
Net cash costs	448	375
DD&A	66	74
Noncash and other costs, net	16	12
Total costs	530	461
Gross profit	$172	$132

Molybdenum sales (millions of recoverable pounds)[a]	30	33

Gross profit per pound of molybdenum:

Revenues, excluding adjustments[a]	$23.71	$18.08
Site production and delivery, before net noncash and other costs shown below	14.28	10.59
Treatment charges and other	0.85	0.84
Unit net cash costs	15.13	11.43
DD&A	2.24	2.27
Noncash and other costs, net	0.55	0.37
Total unit costs	17.92	14.07
Gross profit per pound	$5.79	$4.01

Reconciliation to Amounts Reported

		Production
Year Ended December 31, 2023	Revenues	and Delivery	DD&A
Totals presented above	$702	$423	$66
Treatment charges and other	(25)	—	—
Noncash and other costs, net	—	16	—
Molybdenum mines	677	439	66
Other mining[b]	28,430	19,188	1,938
Corporate, other & eliminations	(6,252)	(6,000)	64
As reported in our consolidated financial statements	$22,855	$13,627	$2,068

Year Ended December 31, 2022
Totals presented above	$593	$347	$74
Treatment charges and other	(28)	—	—
Noncash and other costs, net	—	12	—
Molybdenum mines	565	359	74
Other mining[b]	28,609	18,917	1,875
Corporate, other & eliminations	(6,394)	(6,206)	70
As reported in our consolidated financial statements	$22,780	$13,070	$2,019

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

CAUTIONARY STATEMENT

Our discussion and analysis contains forward-looking statements in which we discuss our potential future performance, operations and projects. Forward-looking statements are all statements other than statements of historical facts, such as plans, projections, or expectations relating to business outlook, strategy, goals or targets; global market conditions; ore grades and milling rates; production and sales volumes; unit net cash costs and operating costs; capital expenditures; operating plans; cash flows; liquidity; PT-FI’s construction and completion of additional domestic smelting and refining capacity in Indonesia in accordance with the terms of its IUPK; extension of PT-FI’s IUPK beyond 2041; export licenses; export duties; export volumes; our commitment to deliver responsibly produced copper and molybdenum, including plans to implement, validate and maintain validation of our operating sites under specific frameworks; execution of our energy and climate strategies and the underlying assumptions and estimated impacts on our business and stakeholders related thereto; achievement of 2030 climate targets and 2050 net zero aspiration; improvements in operating procedures and technology innovations and applications; exploration efforts and results; development and production activities, rates and costs; future organic growth opportunities; tax rates; the impact of copper, gold and molybdenum price changes; the impact of deferred intercompany profits on earnings; mineral reserve and mineral resource estimates; final resolution of settlements associated with ongoing legal and environmental proceedings; debt repurchases; and the ongoing implementation of our financial policy and future returns to shareholders, including dividend payments (base or variable) and share repurchases. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “targets,” “intends,” “likely,” “will,” “should,” “could,” “to be,” ”potential,” “assumptions,” “guidance,” “aspirations,” “future,” “commitments,” “pursues,” “initiatives,” “objectives,” “opportunities,” “strategy” and any similar expressions are intended to identify those assertions as forward-looking statements. The declaration and payment of dividends (base or variable), and timing and amount of any share repurchases are at the discretion of our Board and management, respectively, and are subject to a number of factors, including not exceeding our net debt target, capital availability, our financial results, cash requirements, global economic conditions, changes in laws, contractual restrictions and other factors deemed relevant by our Board or management, as applicable. Our share repurchase program may be modified, increased, suspended or terminated at any time at the Board’s discretion.

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, supply of and demand for, and prices of the commodities we produce, primarily copper; PT-FI’s ability to continue to export and sell copper concentrates and anode slimes; changes in export duties, including results of proceedings to dispute export duties; completion of additional domestic smelting and refining capacity in Indonesia; production rates; timing of shipments; price and availability of consumables and components we purchase as well as constraints on supply and logistics, and transportation services; changes in our cash requirements, financial position, financing or investment plans; changes in general market, economic, geopolitical, regulatory or industry conditions; reductions in liquidity and access to capital; changes in tax laws and regulations; political and social risks, including the potential effects of violence in Indonesia, civil unrest in Peru, and relations with local communities and Indigenous Peoples; operational risks inherent in mining, with higher inherent risks in underground mining; mine sequencing; changes in mine plans or operational modifications, delays, deferrals or cancellations, including the ability to smelt and refine; results of technical, economic or feasibility studies; potential inventory adjustments; potential impairment of long-lived mining assets; satisfaction of requirements in accordance with PT-FI’s IUPK to extend mining rights from 2031 through 2041; discussions relating to the extension of PT-FI’s IUPK beyond 2041; cybersecurity risks; any major public health crisis; labor relations, including labor-related work stoppages and increased costs; compliance with applicable environmental, health and safety laws and regulations; weather- and climate-related risks; environmental risks, including availability of secure water supplies; litigation results; tailings management; our ability to comply with our responsible production commitments under specific frameworks and any changes to such frameworks and other factors described in more detail in Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2023.

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

Estimates of mineral reserves and mineral resources are subject to considerable uncertainty. Such estimates are, to a large extent, based on metal prices for the commodities we produce and interpretations of geologic data, which may not necessarily be indicative of future results or quantities ultimately recovered. Our annual report on Form 10-K for the year ended December 31, 2023, also includes forward-looking statements regarding mineral resources not included in proven and probable mineral reserves. A mineral resource, which includes measured, indicated and inferred mineral resources, is a concentration or occurrence of material of economic interest in or on the Earth’s crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. Such a deposit cannot qualify as recoverable proven and probable mineral reserves until legal and economic feasibility are confirmed based upon a comprehensive evaluation of development and operating costs, grades, recoveries and other material modifying factors. Accordingly, no assurance can be given that the estimated mineral resources will become proven and probable mineral reserves.

Our annual report on Form 10-K for the year ended December 31, 2023, also contains measures such as net debt and unit net cash costs per pound of copper and molybdenum, which are not recognized under U.S. GAAP. Refer to “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions, and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements. Refer to “Net Debt” for reconciliations of consolidated debt, consolidated cash and cash equivalents and current restricted cash associated with PT-FI’s export proceeds to net debt.

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this annual report on Form 10-K. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on its assessment, management concluded that, as of December 31, 2023, our Company’s internal control over financial reporting is effective based on the COSO criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Freeport-McMoRan Inc.
Opinion on Internal Control Over Financial Reporting

We have audited Freeport-McMoRan Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Freeport- McMoRan Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 15, 2024 expressed an unqualified opinion thereon.

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
February 15, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Freeport-McMoRan Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Freeport-McMoRan Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 15, 2024 expressed an unqualified opinion thereon.

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

Our audit procedures included, among others, evaluating the Company’s accounting for these tax positions by using our knowledge of and experience with the application of respective tax laws by the relevant tax authorities, or our understanding of the contractual arrangements with the applicable government, if the position is governed by a contract. We analyzed the Company’s assumptions and data used to determine the tax assessments and tested the accuracy of the calculations. We involved our tax professionals located in the respective jurisdictions to assess the technical merits of the Company’s tax positions and to evaluate the application of relevant tax laws in the Company’s recognition determination. We obtained and assessed the Company’s correspondence with the relevant tax authorities and, as applicable, third-party tax or legal opinions or other external correspondence and analyses. We also evaluated the adequacy of the Company’s disclosures included in Notes 11 and 12 in relation to these tax matters.

Environmental Obligations
Description of the Matter
As discussed in Note 12 to the consolidated financial statements, the Company is subject to national, state and local environmental laws and regulations governing the protection of the environment, including remediation, restoration and reclamation of environmental contamination. Liabilities for environmental contingencies are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. As of December 31, 2023, the Company’s consolidated environmental obligations totaled $1.9 billion.

Auditing management’s accounting for environmental obligations was challenging because significant judgment is required by the Company to estimate the future costs to remediate the environmental matters. The significant judgment was primarily due to the inherent estimation uncertainty relating to the amount of future costs. Such uncertainties involve assumptions regarding the nature and extent of contamination at each site, the nature and extent of required cleanup efforts under existing environmental regulations, the duration and effectiveness of the chosen remedial strategy, and allocation of costs among other potentially responsible parties.

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

To test the Company’s measurement of the environmental loss contingencies, among other procedures, we inspected correspondence with regulatory agencies, obtained external legal counsel confirmation letters, and inspected environmental studies. Additionally, we tested the accuracy and completeness of the underlying data used in the Company’s analyses and tested the significant assumptions discussed above. We utilized our environmental professionals to search for new or contrary evidence related to the Company’s sites and to assist in evaluating the estimated future costs by comparing the estimated future costs to environmental permits, third party observable data such as vendor quotes, and to historical costs incurred for similar activities.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.
Phoenix, Arizona
February 15, 2024

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2023	2022	2021
	(In millions, except per share amounts)
Revenues	$22,855	$22,780	$22,845
Cost of sales:
Production and delivery	13,627	13,070	12,032
Depreciation, depletion and amortization	2,068	2,019	1,998
Total cost of sales	15,695	15,089	14,030
Selling, general and administrative expenses	479	420	383
Mining exploration and research expenses	137	115	55
Environmental obligations and shutdown costs	319	121	91
Net gain on sales of assets	—	(2)	(80)
Total costs and expenses	16,630	15,743	14,479
Operating income	6,225	7,037	8,366
Interest expense, net	(515)	(560)	(602)
Net gain on early extinguishment of debt	10	31	—
Other income (expense), net	286	207	(105)
Income before income taxes and equity in affiliated companies’ net earnings	6,006	6,715	7,659
Provision for income taxes	(2,270)	(2,267)	(2,299)
Equity in affiliated companies’ net earnings	15	31	5
Net income	3,751	4,479	5,365
Net income attributable to noncontrolling interests	(1,903)	(1,011)	(1,059)
Net income attributable to common stockholders	$1,848	$3,468	$4,306

Net income per share attributable to common stockholders:
Basic	$1.28	$2.40	$2.93
Diluted	$1.28	$2.39	$2.90

Weighted-average common shares outstanding:
Basic	1,434	1,441	1,466
Diluted	1,443	1,451	1,482

Dividends declared per share of common stock	$0.60	$0.60	$0.375
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2023	2022	2021
	(In millions)

Net income	$3,751	$4,479	$5,365

Other comprehensive income, net of taxes:
Defined benefit plans:
Actuarial gains arising during the period, net of taxes	39	62	179
Prior service costs arising during the period	—	(1)	—
Amortization of unrecognized amounts included in net periodic benefit costs	5	8	18
Foreign exchange losses	—	(1)	(1)
Other comprehensive income	44	68	196

Total comprehensive income	3,795	4,547	5,561
Total comprehensive income attributable to noncontrolling interests	(1,901)	(1,011)	(1,060)
Total comprehensive income attributable to common stockholders	$1,894	$3,536	$4,501
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Cash flow from operating activities:
Net income	$3,751	$4,479	$5,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,068	2,019	1,998
Stock-based compensation	109	95	98
Net charges for environmental and asset retirement obligations, including accretion	295	369	540
Payments for environmental and asset retirement obligations	(250)	(274)	(273)
Charge for talc-related litigation	65	—	—
Net charges for defined pension and postretirement plans	62	45	4
Pension plan contributions	(75)	(54)	(109)
Net gain on early extinguishment of debt	(10)	(31)	—
Net gain on sales of assets	—	(2)	(80)
Deferred income taxes	182	36	(171)
Changes in deferred profit on PT Freeport Indonesia’s sales to PT Smelting	(112)	(14)	86
Charges for social investment programs at PT Freeport Indonesia	84	84	75
Payments for social investment programs at PT Freeport Indonesia	(44)	(11)	(67)
Impairment of oil and gas properties	67	—	—
Payments for Cerro Verde royalty dispute	—	—	(421)
Other, net	(33)	(1)	(77)
Changes in working capital and other:
Accounts receivable	166	56	(472)
Inventories	(873)	(573)	(618)
Other current assets	(29)	(12)	(101)
Accounts payable and accrued liabilities	(161)	(73)	487
Accrued income taxes and timing of other tax payments	17	(999)	1,451
Net cash provided by operating activities	5,279	5,139	7,715

Cash flow from investing activities:
Capital expenditures:
North America copper mines	(761)	(597)	(342)
South America	(368)	(304)	(162)
Indonesia mining	(1,696)	(1,575)	(1,296)
Indonesia smelter projects	(1,715)	(806)	(222)
Molybdenum mines	(84)	(33)	(6)
Other	(200)	(154)	(87)
Proceeds from sales of assets	27	108	247
Loans to PT Smelting for expansion	(129)	(65)	(36)
Acquisition of minority interest in PT Smelting	—	—	(33)
Other, net	(30)	(14)	(27)
Net cash used in investing activities	(4,956)	(3,440)	(1,964)

Cash flow from financing activities:
Proceeds from debt	1,781	5,735	1,201
Repayments of debt	(2,980)	(4,515)	(1,461)
Cash dividends and distributions paid:
Common stock	(863)	(866)	(331)
Noncontrolling interests	(625)	(840)	(583)
Treasury stock purchases	—	(1,347)	(488)
Contributions from noncontrolling interests	50	189	182
Proceeds from exercised stock options	47	125	210
Payments for withholding of employee taxes related to stock-based awards	(50)	(55)	(29)
Debt financing costs and other, net	(10)	(49)	(41)
Net cash used in financing activities	(2,650)	(1,623)	(1,340)

Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(2,327)	76	4,411
Cash, cash equivalents and restricted cash and cash equivalents at beginning of year	8,390	8,314	3,903
Cash, cash equivalents and restricted cash and cash equivalents at end of year	$6,063	$8,390	$8,314
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$4,758	$8,146
Restricted cash and cash equivalents	1,208	111
Trade accounts receivable	1,209	1,336
Income and other tax receivables	455	459
Inventories:
Product	2,472	1,833
Materials and supplies, net	2,169	1,964
Mill and leach stockpiles	1,419	1,383
Other current assets	375	381
Total current assets	14,065	15,613
Property, plant, equipment and mine development costs, net	35,295	32,627
Long-term mill and leach stockpiles	1,336	1,252
Other assets	1,810	1,601
Total assets	$52,506	$51,093

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,729	$4,027
Accrued income taxes	786	744
Current portion of debt	766	1,037
Current portion of environmental and asset retirement obligations	316	320
Dividends payable	218	217
Total current liabilities	5,815	6,345
Long-term debt, less current portion	8,656	9,583
Environmental and asset retirement obligations, less current portion	4,624	4,463
Deferred income taxes	4,453	4,269
Other liabilities	1,648	1,562
Total liabilities	25,196	26,222

Equity:
Stockholders’ equity:
Common stock, par value $0.10, 1,619 shares and 1,613 shares issued, respectively	162	161
Capital in excess of par value	24,637	25,322
Accumulated deficit	(2,059)	(3,907)
Accumulated other comprehensive loss	(274)	(320)
Common stock held in treasury – 184 shares and 183 shares, respectively, at cost	(5,773)	(5,701)
Total stockholders’ equity	16,693	15,555
Noncontrolling interests	10,617	9,316
Total equity	27,310	24,871
Total liabilities and equity	$52,506	$51,093
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF EQUITY

	Stockholders’ Equity
	Common Stock			Accumulated Deficit	Accumu- lated Other Compre-hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity
	(In millions)
Balance at January 1, 2021	1,590	$159	$26,037	$(11,681)	$(583)	132	$(3,758)	$10,174	$8,494	$18,668
Exercised and issued stock-based awards	13	1	225	—	—	—	—	226	—	226
Stock-based compensation, including the tender of shares	—	—	75	—	—	1	(46)	29	(5)	24
Treasury stock purchases	—	—	—	—	—	13	(488)	(488)	—	(488)
Dividends	—	—	(551)	—	—	—	—	(551)	(603)	(1,154)
Contributions from noncontrolling interests	—	—	89	—	—	—	—	89	93	182
Net income attributable to common stockholders	—	—	—	4,306	—	—	—	4,306	—	4,306
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	1,059	1,059
Other comprehensive income	—	—	—	—	195	—	—	195	1	196
Balance at December 31, 2021	1,603	160	25,875	(7,375)	(388)	146	(4,292)	13,980	9,039	23,019
Exercised and issued stock-based awards	10	1	131	—	—	—	—	132	—	132
Stock-based compensation, including the tender of shares	—	—	88	—	—	2	(62)	26	(11)	15
Treasury stock purchases	—	—	—	—	—	35	(1,347)	(1,347)	—	(1,347)
Dividends	—	—	(864)	—	—	—	—	(864)	(820)	(1,684)
Contributions from noncontrolling interests	—	—	92	—	—	—	—	92	97	189
Net income attributable to common stockholders	—	—	—	3,468	—	—	—	3,468	—	3,468
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	1,011	1,011
Other comprehensive income	—	—	—	—	68	—	—	68	—	68
Balance at December 31, 2022	1,613	161	25,322	(3,907)	(320)	183	(5,701)	15,555	9,316	24,871
Exercised and issued stock-based awards	6	1	68	—	—	—	—	69	—	69
Stock-based compensation, including the tender of shares	—	—	87	—	—	1	(72)	15	(1)	14
Dividends	—	—	(864)	—	—	—	—	(864)	(625)	(1,489)
Contributions from noncontrolling interests	—	—	24	—	—	—	—	24	26	50
Net income attributable to common stockholders	—	—	—	1,848	—	—	—	1,848	—	1,848
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	1,903	1,903
Other comprehensive income (loss)	—	—	—	—	46	—	—	46	(2)	44
Balance at December 31, 2023	1,619	$162	$24,637	$(2,059)	$(274)	184	$(5,773)	$16,693	$10,617	$27,310
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation.  The consolidated financial statements of Freeport-McMoRan Inc. (FCX) include the accounts of those subsidiaries where it directly or indirectly has more than 50% of the voting rights and/or has control over the subsidiary. As of December 31, 2023, the most significant entities that FCX consolidates include its 48.76%-owned subsidiary PT Freeport Indonesia (PT-FI), and the following wholly owned subsidiaries: Freeport Minerals Corporation (FMC) and Atlantic Copper, S.L.U. (Atlantic Copper). Refer to Note 3 for further discussion, including FCX’s conclusion to consolidate PT-FI.

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

Functional Currency. The functional currency for the majority of FCX’s foreign operations is the U.S. dollar. For foreign subsidiaries whose functional currency is the U.S. dollar, monetary assets and liabilities denominated in the local currency are translated at current exchange rates, and non-monetary assets and liabilities, such as inventories, property, plant, equipment and mine development costs, are translated at historical exchange rates. Gains and losses resulting from translation of such account balances are included in other income (expense), net, as are gains and losses from foreign currency transactions. Foreign currency gains totaled $20 million in 2023, $9 million in 2022 and $66 million in 2021.

Cash Equivalents.  Highly liquid investments purchased with maturities of three months or less are considered cash equivalents.

Restricted Cash and Cash Equivalents. Restricted cash and cash equivalents are classified as a current or long-term asset based on the timing and nature of when or how the cash is expected to be used or when the restrictions are expected to lapse. FCX’s restricted cash and cash equivalents are primarily related to PT-FI’s export proceeds required to be temporarily deposited in Indonesia banks in accordance with Indonesia regulations, assurance bonds to support PT-FI’s commitment for smelter development in Indonesia, and guarantees and commitments for certain mine closure obligations. Refer to Notes 12 and 14 for further information.

Inventories.  Inventories include product, materials and supplies, and mill and leach stockpiles. Inventories are stated at the lower of weighted-average cost or net realizable value (NRV).

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

Finished goods for mining operations represent salable products (e.g., copper and molybdenum concentrate, copper anode, copper cathode, copper rod, molybdenum oxide, and high-purity molybdenum chemicals and other metallurgical products). Finished goods are valued based on the weighted-average cost of source material plus applicable conversion costs relating to associated process facilities. Costs of finished goods and work-in-process (i.e., not raw materials) inventories include labor and benefits, supplies, energy, depreciation, depletion, amortization, site overhead costs and other necessary costs associated with the extraction and processing of ore, such as mining, milling, smelting, leaching, solution extraction and electrowinning (SX/EW), refining, roasting and chemical processing.

Mill and Leach Stockpiles. Mill and leach stockpiles are work-in-process inventories for FCX’s mining operations. Mill and leach stockpiles contain ore that has been extracted from an ore body and is available for metal recovery. Mill stockpiles contain sulfide ores, and recovery of metal is through milling, concentrating and smelting and refining or, alternatively, by concentrate leaching. Leach stockpiles contain oxide ores and certain secondary sulfide ores and recovery of metal is through exposure to acidic solutions that dissolve contained copper and deliver it in solution to extraction processing facilities (i.e., SX/EW). The recorded cost of mill and leach stockpiles includes mining and haulage costs incurred to deliver ore to stockpiles, depreciation, depletion, amortization and site overhead costs. Material is removed from the stockpiles at a weighted-average cost per pound. Each mine site maintains one work-in-process balance on a weighted-average cost basis for each process (i.e., leach, mill or concentrate leach) regardless of the number of stockpile systems at that site.

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

Process rates and copper recoveries for mill and leach stockpiles are monitored regularly, and recovery estimates are adjusted annually based on new information and as related technology and processing methods change. Recovery adjustments will typically result in a future impact to the value of the material removed from the stockpiles at a revised weighted-average cost per pound of recoverable copper. For example, an increase in recovery rates increases recoverable copper in the leach stockpiles resulting in a lower weighted-average cost per pound of recoverable copper and a decrease in recovery rates decreases recoverable copper in the leach stockpiles and results in a higher weighted-average cost per pound of recoverable copper.

Based on the annual review of mill and leach stockpiles, FCX increased its estimated recoverable copper in certain leach stockpiles, net of joint venture interests, by 73 million pounds in 2023 and 223 million pounds in 2022. These revised estimates did not have a material impact on the weighted-average cost per pound of recoverable copper or FCX’s consolidated site production and delivery costs in 2023 or 2022.

Property, Plant, Equipment and Mine Development Costs.  Property, plant, equipment and mine development costs are carried at cost. Mineral exploration costs, as well as drilling and other costs incurred for the purpose of converting mineral resources to proven and probable mineral reserves or identifying new mineral resources at development or production stage properties, are charged to expense as incurred. Development costs are capitalized beginning after proven and probable mineral reserves have been established. Development costs include costs incurred resulting from mine pre-production activities undertaken to gain access to proven and probable mineral reserves, including shafts, adits, drifts, ramps, permanent excavations, infrastructure and removal of overburden. For underground mines certain costs related to panel development, such as undercutting and drawpoint development, are also capitalized as mine development costs until production reaches sustained design capacity for the mine. After reaching design capacity, the underground mine transitions to the production phase and panel development costs are allocated to inventory and included as a component of production and delivery costs. Additionally, interest expense allocable to the cost of developing mining properties and to constructing new facilities is capitalized until assets are ready for their intended use.

Expenditures for replacements and improvements are capitalized. Costs related to periodic scheduled maintenance (i.e., turnarounds) are charged to expense as incurred. Depreciation for mining and milling life-of-mine assets, infrastructure and other common costs is determined using the unit-of-production (UOP) method based on total estimated recoverable proven and probable copper reserves (for primary copper mines) and proven and probable molybdenum reserves (for primary molybdenum mines). Development costs and acquisition costs for proven and probable mineral reserves that relate to a specific ore body are depreciated using the UOP method based on estimated recoverable proven and probable mineral reserves for the ore body benefited. Depreciation, depletion and amortization using the UOP method is recorded upon extraction of the recoverable copper or molybdenum from the ore body or production of finished goods (as applicable), at which time it is allocated to inventory cost and then included as a component of production and delivery costs. Other assets are depreciated on a straight-line basis over estimated useful lives for the related assets of up to 50 years for buildings and 3 to 50 years for machinery and equipment, and mobile equipment.

Included in property, plant, equipment and mine development costs is value beyond proven and probable mineral reserves (VBPP), primarily resulting from FCX’s acquisition of FMC. The concept of VBPP may be interpreted differently by different mining companies. FCX’s VBPP is attributable to (i) measured and indicated mineral resources that FCX believes could be brought into production with the establishment or modification of required permits and should market conditions and technical assessments warrant, (ii) inferred mineral resources and (iii) exploration potential.

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

Asset Retirement Obligations.  FCX records the fair value of estimated asset retirement obligations (AROs) associated with tangible long-lived assets in the period incurred. AROs associated with long-lived assets are those for which there is a legal obligation to settle under existing or enacted law, statute, written or oral contract or by legal construction. These obligations, which are initially estimated based on discounted cash flow estimates, are accreted to full value over time through charges to production and delivery costs. In addition, asset retirement costs (ARCs) are capitalized as part of the related asset’s carrying value and are depreciated over the asset’s useful life.

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

For non-operating properties without reserves, changes to the ARO are recorded in production and delivery costs.

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

The majority of FCX’s molybdenum sales are priced based on the Platts Metals Daily Molybdenum Dealer Oxide weekly average price, plus conversion premiums for products that undergo additional processing, such as ferromolybdenum and molybdenum chemical products, for the month prior to the month of shipment.

Stock-Based Compensation. Compensation costs for share-based payments to employees are measured at fair value and charged to expense over the requisite service period for awards that are expected to vest. The fair value of stock options is determined using the Black-Scholes-Merton option valuation model. The fair value for stock-settled restricted stock units (RSUs) is based on FCX’s stock price on the date of grant. Shares of common stock are issued at the vesting date for stock-settled RSUs. The fair value of performance share units (PSUs) are determined using FCX’s stock price and a Monte-Carlo simulation model. The fair value for liability-classified awards (i.e., cash-settled RSUs) is remeasured each reporting period using FCX’s stock price. FCX has elected to recognize compensation costs for stock option awards that vest over several years on a straight-line basis over the vesting period, and for RSUs using the graded-vesting method over the vesting period. Refer to Note 10 for further discussion.

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

Reconciliations of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted net income per share for the years ended December 31 follow:

	2023	2022	2021
Net income	$3,751	$4,479	$5,365
Net income attributable to noncontrolling interests	(1,903)	(1,011)	(1,059)
Undistributed dividends and earnings allocated to participating securities	(6)	(7)	(7)
Net income attributable to common stockholders	$1,842	$3,461	$4,299

(shares in millions)
Basic weighted-average shares of common stock outstanding	1,434	1,441	1,466
Add shares issuable upon exercise or vesting of dilutive stock options and RSUs	9	10	16
Diluted weighted-average shares of common stock outstanding	1,443	1,451	1,482

Net income per share attributable to common stockholders:
Basic	$1.28	$2.40	$2.93
Diluted	$1.28	$2.39	$2.90

Outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the year are excluded from the computation of diluted net income per share of common stock. Excluded shares of common stock associated with outstanding stock options totaled less than 1 million shares in 2023, 1 million shares in 2022 and 5 million shares in 2021.

Global Intangible Low-Taxed Income (GILTI). FCX has elected to treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred.

New Accounting Standards. Following is a discussion of new accounting standards.

Segment Reporting. In November 2023, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) related to segment reporting that requires disclosure of significant segment expenses and other segment items by reportable segment. This ASU becomes effective for annual periods beginning in 2024 and interim periods in 2025. FCX does not expect the new ASU to have a significant impact on its current segment reporting as presented within Note 16.

Income Taxes. In December 2023, the FASB issued an ASU requiring enhancements to disclosures related to income taxes, including the rate reconciliation and information on income taxes paid. This ASU becomes effective January 1, 2025. FCX is assessing the impact of this ASU, and upon adoption, may be required to include certain additional disclosures in the notes to its financial statements.

Subsequent Events. FCX evaluated events after December 31, 2023, and through the date the consolidated financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these consolidated financial statements.

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

PT Smelting. In April 2021, PT-FI acquired 14.5% of the outstanding common stock of PT Smelting, a smelter and refinery in Gresik, Indonesia, for $33 million, increasing its ownership interest from 25.0% to 39.5%. The remaining outstanding shares of PT Smelting are owned by Mitsubishi Materials Corporation (MMC). PT-FI accounts for its investment in PT Smelting under the equity method (refer to Note 3 for further discussion).

NOTE 3.  OWNERSHIP IN SUBSIDIARIES AND JOINT VENTURES
Ownership in Subsidiaries.  FMC produces copper and molybdenum from mines in North America and South America. At December 31, 2023, FMC’s operating mines in North America were Morenci, Bagdad, Safford (including Lone Star), Sierrita and Miami located in Arizona; Tyrone and Chino located in New Mexico; and Henderson and Climax located in Colorado. FMC has a 72% interest in Morenci (refer to “Joint Ventures. Sumitomo and SMM Morenci, Inc.”) and owns 100% of the other North America mines. At December 31, 2023, operating mines in South America were Cerro Verde (53.56% owned) located in Peru and El Abra (51% owned) located in Chile. At December 31, 2023, FMC’s net assets totaled $17.8 billion and its accumulated deficit totaled $13.3 billion. FCX had no loans to FMC outstanding at December 31, 2023.

FCX owns 48.76% of PT-FI (refer to “PT-FI Divestment”). At December 31, 2023, PT-FI’s net assets totaled $15.5 billion and its retained earnings totaled $11.0 billion. FCX had no loans to PT-FI outstanding at December 31, 2023.
FCX owns 100% of the outstanding Atlantic Copper (FCX’s wholly owned smelting and refining unit in Spain) common stock. At December 31, 2023, Atlantic Copper’s net assets totaled $97 million and its accumulated deficit totaled $443 million. FCX had $611 million in loans to Atlantic Copper outstanding at December 31, 2023.

PT-FI Divestment. On December 21, 2018, FCX completed the transaction with the Indonesia government regarding PT-FI’s long-term mining rights and share ownership (the 2018 Transaction). Pursuant to the divestment agreement and related documents, PT Mineral Industri Indonesia (MIND ID), an Indonesia state-owned enterprise, acquired all of Rio Tinto plc’s (Rio Tinto) interests associated with its joint venture with PT-FI (the former Rio Tinto Joint Venture) and 100% of FCX’s interests in PT Indonesia Papua Metal Dan Mineral (PTI).

In connection with the 2018 Transaction, PT-FI acquired all of the common stock of PT Rio Tinto Indonesia that held the former Rio Tinto Joint Venture interest. After the 2018 Transaction, MIND ID’s (26.24%) and PTI’s (25.00%) collective share ownership of PT-FI totals 51.24% and FCX’s share ownership totals 48.76%. The arrangements provide for FCX and the other pre-transaction PT-FI shareholders (i.e., MIND ID) to retain the economics of the revenue and cost sharing arrangements under the former Rio Tinto Joint Venture. As a result, FCX’s economic interest in PT-FI approximated 81% through 2022 and is 48.76% in 2023 and thereafter (see “Attribution of PT-FI Net Income or Loss” below).

FCX, PT-FI, PTI and MIND ID entered into a shareholders agreement (the PT-FI Shareholders Agreement), which includes provisions related to the governance and management of PT-FI. FCX considered the terms of the PT-FI Shareholders Agreement and related governance structure, including whether MIND ID has substantive participating rights, and concluded that it has retained control and would continue to consolidate PT-FI in its financial statements following the 2018 Transaction. Among other terms, the governance arrangements under the PT-FI Shareholders Agreement transfers control over the management of PT-FI’s mining operations to an operating committee, which is controlled by FCX. Additionally, as discussed above, the existing PT-FI shareholders retained the economics of the revenue and cost sharing arrangements under the former Rio Tinto Joint Venture, so that FCX’s economic interest in the project through 2041 will not be significantly affected by the 2018 Transaction. FCX believes its conclusion to continue to consolidate PT-FI in its financial statements is in accordance with the U.S. Securities and Exchange Commission (SEC) Regulation S-X, Rule 3A-02 (a), which provides for situations in which consolidation of an entity, notwithstanding the lack of majority ownership, is necessary to present fairly the financial position and results of operations of the registrant, because of the existence of a parent-subsidiary relationship by means other than record ownership of voting stock.

Attribution of PT-FI Net Income or Loss. FCX concluded that the attribution of PT-FI’s net income or loss from December 21, 2018 (the date of the divestment transaction), through December 31, 2022 (the Initial Period), should be based on the economics replacement agreement included in the PT-FI Shareholders Agreement, as previously discussed. The economics replacement agreement entitled FCX to approximately 81% of PT-FI dividends paid during the Initial Period, with the remaining 19% paid to the noncontrolling interests. PT-FI’s cumulative net income during the Initial Period totaled $6.0 billion, of which $4.9 billion was attributed to FCX. In addition, because PT-FI did not achieve the Gold Target (as defined in the PT-FI Shareholders Agreement) during the Initial Period, PT-FI’s net income and cash dividends associated with the sale of approximately 190,000 ounces of gold during 2023 were attributed approximately 81% to FCX and 19% to MIND ID.

Beginning January 1, 2023, the attribution of PT-FI’s net income or loss is based on equity ownership percentages (48.76% for FCX, 26.24% for MIND ID and 25.00% for PTI), except for net income of $35 million that was attributable to the approximately 190,000 ounces of gold sales discussed above.

For all of its other partially owned consolidated subsidiaries, FCX attributes net income or loss based on equity ownership percentages.

Joint Ventures.
Sumitomo and SMM Morenci, Inc. FMC owns a 72% undivided interest in Morenci via an unincorporated joint venture. The remaining 28% is owned by Sumitomo (15%) and SMM Morenci, Inc. (13%). Each partner takes in kind its share of Morenci’s production. FMC purchased 46 million pounds during 2023 and 62 million pounds during 2022 of Morenci’s copper cathode from Sumitomo and SMM Morenci, Inc. at market prices for $177 million and $245 million, respectively. FMC had receivables from Sumitomo and SMM Morenci, Inc. totaling $17 million at December 31, 2023, and $25 million at December 31, 2022.

PT Smelting. PT Smelting is an Indonesia company that owns a copper smelter and refinery in Gresik, Indonesia. In 1996, PT-FI entered into a joint venture and shareholder agreement with MMC to jointly construct the PT Smelting facilities. PT Smelting, which commenced operations in 1999, was the first operating copper smelter facility in Indonesia. PT-FI owns 39.5% of the outstanding common stock of PT Smelting. MMC owns the remaining 60.5% of PT Smelting’s outstanding common stock and serves as the operator of the facilities.

On November 30, 2021, PT-FI entered into a convertible loan agreement to fund an expansion of PT Smelting’s facilities. In December 2023, the project was completed and PT-FI’s loan is expected to convert into PT Smelting equity in 2024, increasing PT-FI’s ownership in PT Smelting to approximately 65%.

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

PT-FI’s maximum exposure to loss is its investment in PT Smelting and its loan to fund the expansion (refer to Note 6). PT-FI’s equity in PT Smelting’s earnings totaled $10 million in 2023, $24 million in 2022 and $6 million in 2021.

Beginning January 1, 2023, PT-FI’s commercial arrangement with PT Smelting changed from a copper concentrate sales agreement to a tolling arrangement. Under this arrangement, PT-FI pays PT Smelting a tolling fee to smelt and refine its copper concentrate and PT-FI retains title to all products for sale to third parties (i.e., there are no further sales from PT-FI to PT Smelting). While the new tolling agreement with PT Smelting does not significantly change PT-FI’s economics, it impacts the timing of PT-FI’s sales and working capital requirements.

NOTE 4.  INVENTORIES, INCLUDING LONG-TERM MILL AND LEACH STOCKPILES
The components of inventories follow:

	December 31,
	2023	2022
Current inventories:
Raw materials (primarily concentrate)	$469	$443
Work-in-process	221	221
Finished goods[a]	1,782	1,169
Total product	$2,472	$1,833

Total materials and supplies, net[b]	$2,169	$1,964

Mill stockpiles	$179	$216
Leach stockpiles	1,240	1,167
Total current mill and leach stockpiles	$1,419	$1,383

Long-term inventories[c]:
Mill stockpiles	$251	$199
Leach stockpiles	1,085	1,053
Total long-term mill and leach stockpiles[c]	$1,336	$1,252
a.The increase in finished goods inventory at December 31, 2023, was primarily associated with the change in PT-FI’s commercial arrangement with PT Smelting (refer to Note 3) and the timing of shipments of anode slimes.
b.Materials and supplies inventory was net of obsolescence reserves totaling $41 million at December 31, 2023, and $39 million at December 31, 2022.
c.Estimated metals in stockpiles not expected to be recovered within the next 12 months.

NOTE 5.  PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT COSTS, NET
The components of net property, plant, equipment and mine development costs follow:

	December 31,
	2023	2022
Proven and probable mineral reserves	$7,160	$7,159
VBPP	359	360
Mine development and other	12,325	12,314
Buildings and infrastructure	10,165	9,746
Machinery and equipment	15,246	14,790
Mobile equipment	4,986	4,756
Construction in progress	6,885	4,419
Oil and gas properties	27,441	27,356
Total	84,567	80,900
Accumulated depreciation, depletion and amortization[a]	(49,272)	(48,273)
Property, plant, equipment and mine development costs, net	$35,295	$32,627
a.Includes accumulated amortization for oil and gas properties of $27.4 billion at December 31, 2023, and $27.3 billion at December 31, 2022.

FCX recorded $1.6 billion for VBPP in connection with the FMC acquisition (excluding $0.6 billion associated with mining operations that were subsequently sold) and transferred $0.8 billion to proven and probable mineral reserves through 2023 ($1 million in 2023 and $16 million in 2022). Cumulative impairments of and adjustments to VBPP total $0.5 billion, which were primarily recorded in 2008.

Capitalized interest, which primarily related to FCX’s mining operations’ capital projects, including the construction and development of the Manyar smelter and precious metals refinery in Indonesia (collectively, the Indonesia smelter projects), totaled $267 million in 2023, $150 million in 2022 and $72 million in 2021.

During the three-year period ended December 31, 2023, no material impairments of FCX’s long-lived mining assets were recorded.

NOTE 6.  OTHER ASSETS
The components of other assets follow:

	December 31,
	2023	2022
Intangible assets[a]	$422	$416
Legally restricted trust assets[b]	212	182
Disputed tax assessments:[c]
Cerro Verde	274	333
PT-FI	10	12
Investments:
PT Smelting[d]	123	50
Restricted time deposits[e]	97	133
Fixed income, equity securities and other	84	79
Loans to PT Smelting for expansion[f]	233	101
Long-term receivable for taxes[g]	70	54
Prepaid rent and deposits	39	26
Contingent consideration associated with sales of assets[h]	38	47
Long-term employee receivables	26	24
Other	182	144
Total other assets	$1,810	$1,601
a.Indefinite-lived intangible assets totaled $214 million at December 31, 2023 and 2022. Definite-lived intangible assets totaled $208 million at December 31, 2023, and $202 million at December 31, 2022, which was net of accumulated amortization totaling $43 million and $39 million, respectively.
b.Reflects amounts held in trusts for AROs related to properties in New Mexico (refer to Note 12 for further discussion).
c.Refer to Note 12 for further discussion.
d.PT-FI’s ownership in PT Smelting is recorded using the equity method. Amounts were reduced by unrecognized profits on sales from PT-FI to PT Smelting totaling $112 million at December 31, 2022. Trade accounts receivable from PT Smelting totaled $277 million at December 31, 2022.
e.Relates to PT-FI’s regulatory commitments (refer to Notes 12 and 14 for further discussion).
f.Refer to Note 3 for further discussion.
g.Includes tax overpayments and refunds not expected to be realized within the next 12 months.
h.Refer to Note 15 for further discussion.

NOTE 7.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The components of accounts payable and accrued liabilities follow:

	December 31,
	2023	2022
Accounts payable	$2,466	$2,701
Salaries, wages and other compensation	343	329
Deferred revenue	161	76
Accrued interest[a]	146	218
Pension, postretirement, postemployment and other employee benefits[b]	129	143
PT-FI contingencies[c]	122	179
Accrued taxes, other than income taxes	88	75
Leases[d]	84	38
Community development programs	58	60
Litigation accruals	51	99
Accrued mining royalties	13	41
Other	68	68
Total accounts payable and accrued liabilities	$3,729	$4,027
a.Third-party interest paid, net of capitalized interest, was $419 million in 2023, $417 million in 2022 and $640 million in 2021.
b.Refer to Note 9 for long-term portion.
c.Refer to Notes 12 and 13 for further discussion.
d.Refer to Note 13 for further discussion.

NOTE 8.  DEBT
FCX’s debt at December 31, 2023, is net of reductions of $67 million ($78 million at December 31, 2022) for unamortized net discounts and unamortized debt issuance costs. The components of debt follow:

	December 31,
	2023	2022
Revolving credit facilities:
FCX	$—	$—
PT-FI	—	—
Cerro Verde	—	—
Senior notes and debentures:
Issued by FCX:
3.875% Senior Notes due 2023	—	995
4.55% Senior Notes due 2024	730	729
5.00% Senior Notes due 2027	448	465
4.125% Senior Notes due 2028	483	543
4.375% Senior Notes due 2028	430	475
5.25% Senior Notes due 2029	468	499
4.25% Senior Notes due 2030	446	494
4.625% Senior Notes due 2030	588	615
5.40% Senior Notes due 2034	723	723
5.450% Senior Notes due 2043	1,689	1,687
Issued by PT-FI:
4.763% Senior Notes due 2027	746	745
5.315% Senior Notes due 2032	1,490	1,489
6.200% Senior Notes due 2052	744	744
Issued by FMC:
7 1/8% Debentures due 2027	115	115
9 1/2% Senior Notes due 2031	121	122
6 1/8% Senior Notes due 2034	118	118
Other	83	62
Total debt	9,422	10,620
Less current portion of debt	(766)	(1,037)
Long-term debt	$8,656	$9,583

Revolving Credit Facilities.
FCX. FCX and PT-FI have a $3.0 billion, unsecured revolving credit facility that matures in October 2027. Under the terms of the revolving credit facility, FCX may obtain loans and issue letters of credit in an aggregate amount of up to $3.0 billion with a $1.5 billion sublimit on the issuance of letters of credit and a $500 million limit on PT-FI’s borrowing capacity. At December 31, 2023, FCX had $7 million in letters of credit issued under its revolving credit facility. Interest on loans made under the revolving credit facility may, at the option of FCX or PT-FI, be determined based on the Secured Overnight Financing Rate plus a spread to be determined by reference to a grid based on FCX’s credit rating.

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

PT-FI. In November 2023, PT-FI amended and restated its senior unsecured revolving credit facility to, among other things, increase the availability to $1.75 billion, extend the maturity date under the facility to November 2028 and reduce the applicable margin used in the determination of interest rates. PT-FI’s revolving credit facility is available for its general corporate purposes, including to fund PT-FI’s projects related to the expansion of smelting and refining capacity in Indonesia.

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

Cerro Verde. Cerro Verde has a $350 million, senior unsecured revolving credit facility that matures in May 2027. Cerro Verde’s revolving credit facility contains customary representations and affirmative and negative covenants.

At December 31, 2023, FCX, PT-FI and Cerro Verde had no borrowings outstanding under their respective revolving credit facilities and were in compliance with their respective covenants.

Senior Notes.
FCX. In March 2023, FCX repaid in full the outstanding principal balance of its 3.875% Senior Notes totaling $996 million at maturity.

Beginning in 2022 and through 2023, FCX has purchased $1.3 billion aggregate principal amount of its senior notes in open-market transactions for a total cost of $1.2 billion. There have been no purchases of senior notes in open-market transactions since July 2023. Listed below are the FCX senior notes purchased on the open market during 2023 and 2022.

	Principal Amount	Net Adjustments	Book Value	Redemption Value	Gain
Year Ended December 31, 2023
5.00% Senior Notes due 2027	$17	$—	$17	$17	$—
4.125% Senior Notes due 2028	61	—	61	58	3
4.375% Senior Notes due 2028	46	(1)	45	43	2
5.25% Senior Notes due 2029	31	—	31	31	—
4.25% Senior Notes due 2030	50	(1)	49	46	3
4.625% Senior Notes due 2030	28	—	28	26	2
Total	$233	$(2)	$231	$221	$10

Year Ended December 31, 2022
5.00% Senior Notes due 2027	$131	$(1)	$130	$130	$—
4.125% Senior Notes due 2028	153	(1)	152	143	9
4.375% Senior Notes due 2028	171	(2)	169	163	6
5.25% Senior Notes due 2029	97	(1)	96	93	3
4.25% Senior Notes due 2030	101	(1)	100	93	7
4.625% Senior Notes due 2030	228	(2)	226	215	11
5.40% Senior Notes due 2034	20	—	20	20	—
5.450% Senior Notes due 2043	160	(2)	158	150	8
Total	$1,061	$(10)	$1,051	$1,007	$44

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

PT-FI. In April 2022, PT-FI completed the sale of $3.0 billion aggregate principal amount of unsecured senior notes, consisting of $750 million of 4.763% Senior Notes due 2027, $1.5 billion of 5.315% Senior Notes due 2032 and $750 million of 6.200% Senior Notes due 2052. PT-FI used $0.6 billion of the net proceeds to repay the borrowings under its term loan and recorded a loss on early extinguishment of debt of $10 million in 2022. PT-FI is using the remaining net proceeds to finance the Indonesia smelter projects.

The senior notes listed below are redeemable in whole or in part, at the option of PT-FI, at a make-whole redemption price prior to the dates stated below and beginning on the dates stated below at 100% of principal.

Debt Instrument	Date
4.763% Senior Notes due 2027	March 14, 2027
5.315% Senior Notes due 2032	January 14, 2032
6.200% Senior Notes due 2052	October 14, 2051

Cerro Verde Shareholder Loans. In December 2014, Cerro Verde entered into loan agreements with three of its shareholders, which will mature in May 2024. No amounts were outstanding at December 31, 2023 and 2022, and availability under these agreements totals $200 million.

Maturities.  Maturities of debt instruments based on the principal amounts outstanding at December 31, 2023, total $766 million in 2024, $4 million in 2025, $4 million in 2026, $1.3 billion in 2027, $0.9 billion in 2028 and $6.5 billion thereafter.

NOTE 9.  OTHER LIABILITIES, INCLUDING EMPLOYEE BENEFITS
The components of other liabilities follow:

	December 31,
	2023	2022
Pension, postretirement, postemployment and other employment benefits[a]	$704	$775
Leases[b]	347	294
Provision for tax positions	174	161
Litigation accruals	163	109
Social investment programs	79	36
Indemnification of MIND IDb	75	74
Other	106	113
Total other liabilities	$1,648	$1,562
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

FCX’s primary investment objectives for the FMC plan assets held in a master trust (Master Trust) are to maintain funds sufficient to pay all benefit and expense obligations when due, minimize the volatility of the plan’s funded status to the extent practical, and to maintain prudent levels of risk consistent with the plan’s investment policy. The FMC plan assets are invested in a risk-mitigating portfolio, which is allocated among multiple fixed income managers. The current target allocation of the portfolio is long-duration credit (50%); long-duration U.S. government/credit (20%); core fixed income (16%); long-term U.S. Treasury Separate Trading of Registered Interest and Principal Securities (13%); and cash equivalents (1%).

The expected rate of return on plan assets is evaluated at least annually, taking into consideration asset allocation, historical and expected future performance on the types of assets held in the Master Trust, and the current economic environment. Based on these factors, FCX expects the pension assets will earn an average of 5.75% per annum beginning January 1, 2024, which is based on the target asset allocation and long-term capital market return expectations.

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

Among the assumptions used to estimate the pension benefit obligation is a discount rate used to calculate the present value of expected future benefit payments for service to date. The discount rate assumption for FCX’s U.S. plans is designed to reflect yields on high-quality, fixed-income investments for a given duration. The determination of the discount rate for these plans is based on expected future benefit payments together with the Mercer Yield Curve – Above Mean. The Mercer Yield Curve – Above Mean is constructed from the bonds in the Mercer Pension Discount Curve that have a yield higher than the regression mean yield curve. The Mercer Yield Curve – Above Mean consists of spot (i.e., zero coupon) interest rates at one-half-year increments for each of the next 30 years and is developed based on pricing and yield information for high-quality corporate bonds. Changes in the discount rate are reflected in FCX’s benefit obligation and, therefore, in future pension costs.

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

PT-FI Plan. PT-FI has a defined benefit pension plan denominated in Indonesia rupiah covering substantially all of its Indonesia national employees. PT-FI funds the plan and invests the assets in accordance with Indonesia pension guidelines. The pension obligation was valued at an exchange rate of 15,339 rupiah to one U.S. dollar on December 31, 2023, and 15,652 rupiah to one U.S. dollar on December 31, 2022. Indonesia labor laws require that companies provide a minimum severance to employees upon employment termination based on the reason for termination and the employee’s years of service. PT-FI’s pension benefit obligation includes benefits determined in accordance with this law. PT-FI’s expected rate of return on plan assets is evaluated at least annually, taking into consideration its long-range estimated return for the plan based on the asset mix. Based on these factors, PT-FI expects its pension assets will earn an average of 7% per annum beginning January 1, 2024. The discount rate assumption for PT-FI’s plan is based on the Indonesia Government Security Yield Curve. Changes in the discount rate are reflected in PT-FI’s benefit obligation and, therefore, in future pension costs.

Plan Information. FCX uses a measurement date of December 31 for its plans. Information for qualified and non-qualified plans where the projected benefit obligations and the accumulated benefit obligations exceed the fair value of plan assets follows:

	December 31,
	2023	2022
Projected and accumulated benefit obligation	$1,828	$1,831
Fair value of plan assets	1,475	1,422

Information on the qualified and non-qualified FCX (FMC and SERP plans) and PT-FI plans as of December 31 follows:

	FCX		PT-FI
	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$1,884	$2,553	$215	$237
Service cost	15	15	11	12
Interest cost	98	71	14	14
Actuarial losses (gains)	15	(623)	3	(2)
Special termination benefits and plan amendments	—	—	1	2
Foreign exchange losses (gains)	1	(3)	4	(22)
Benefits and administrative expenses paid	(133)	(129)	(27)	(26)
Benefit obligation at end of year	1,880	1,884	221	215

Change in plan assets:
Fair value of plan assets at beginning of year	1,483	2,071	205	240
Actual return on plan assets	121	(509)	11	10
Employer contributions[a]	65	52	9	2
Foreign exchange gains (losses)	1	(2)	4	(21)
Benefits and administrative expenses paid	(133)	(129)	(26)	(26)
Fair value of plan assets at end of year	1,537	1,483	203	205
Funded status	$(343)	$(401)	$(18)	$(10)

Accumulated benefit obligation	$1,878	$1,882	$182	$176

Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.15%	5.41%	6.75%	7.00%
Rate of compensation increase	N/A	N/A	4.00%	4.00%

Balance sheet classification of funded status:
Other assets	$9	$8	$—	$—
Accounts payable and accrued liabilities	(3)	(4)	—	—
Other liabilities	(349)	(405)	(18)	(10)
Total	$(343)	$(401)	$(18)	$(10)
a.Employer contributions for 2024 are currently expected to approximate $65 million for the FCX plans and $11 million for the PT-FI plan (based on a December 31, 2023, exchange rate of 15,339 Indonesia rupiah to one U.S. dollar).

During 2023, the actuarial loss of $15 million for the FCX pension plans primarily resulted from the decrease in the discount rate from 5.41% to 5.15%. During 2022, the actuarial gain of $623 million for the FCX pension plans primarily resulted from the increase in the discount rate from 2.85% to 5.41%.

The weighted-average assumptions used to determine net periodic benefit cost and the components of net periodic benefit cost for FCX’s pension plans for the years ended December 31 follow:

	2023	2022	2021
Weighted-average assumptions:[a]
Discount rate	5.41%	2.85%	2.50%
Expected return on plan assets	5.00%	3.00%	5.25%

Service cost	$15	$15	$12
Interest cost	98	71	66
Expected return on plan assets	(72)	(62)	(98)
Amortization of net actuarial losses	15	15	25
Net periodic benefit cost	$56	$39	$5
a.The assumptions shown relate only to the FMC Retirement Plan.

The weighted-average assumptions used to determine net periodic benefit cost and the components of net periodic benefit cost for PT-FI’s pension plan for the years ended December 31 follow:

	2023	2022	2021
Weighted-average assumptions:
Discount rate	7.00%	6.50%	6.25%
Expected return on plan assets	7.00%	7.00%	7.75%
Rate of compensation increase	4.00%	4.00%	4.00%

Service cost	$11	$12	$13
Interest cost	14	14	14
Expected return on plan assets	(14)	(15)	(19)
Amortization of prior service cost	2	1	1
Amortization of net actuarial gains	(1)	(1)	(1)
Special termination benefit	1	2	—
Net periodic benefit cost	$13	$13	$8

The service cost component of net periodic benefit cost is included in operating income, and the other components are included in other income (expense), net in the consolidated statements of income.

Included in accumulated other comprehensive loss are the following amounts that have not been recognized in net periodic pension cost as of December 31:

	2023		2022
	Before Taxes	After Taxes and Noncontrolling Interests	Before Taxes	After Taxes and Noncontrolling Interests
Net actuarial losses	$382	$257	$426	$305
Prior service costs	(1)	(2)	—	(2)
	$381	$255	$426	$303

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

A summary of the fair value for pension plan assets, including those measured at net asset value (NAV) as a practical expedient, associated with the FCX plans follows:

	Fair Value at December 31, 2023
	Total	NAV	Level 1	Level 2	Level 3
Commingled/collective funds:
Fixed income securities	$417	$417	$—	$—	$—
Short-term investments	24	24	—	—	—
Fixed income:
Corporate bonds	677	—	—	677	—
Government bonds	276	—	—	276	—
Private equity investments	67	67	—	—	—
Other investments	63	—	1	62	—
Total investments	1,524	$508	$1	$1,015	$—

Cash and receivables	17
Payables	(4)
Total pension plan net assets	$1,537

	Fair Value at December 31, 2022
	Total	NAV	Level 1	Level 2	Level 3
Commingled/collective funds:
Fixed income securities	$335	$335	$—	$—	$—
Short-term investments	30	30	—	—	—
Fixed income:
Corporate bonds	712	—	—	712	—
Government bonds	282	—	—	282	—
Private equity investments	25	25	—	—	—
Other investments	55	—	1	54	—
Total investments	1,439	$390	$1	$1,048	$—

Cash and receivables	49
Payables	(5)
Total pension plan net assets	$1,483

Following is a description of the pension plan asset categories included in the above tables and the valuation techniques used to measure fair value. There have been no changes to the techniques used to measure fair value.

Commingled/collective funds are managed by several fund managers and are valued at the NAV per unit of the fund. For most of these funds, the majority of the underlying assets are actively traded securities. These funds primarily require up to a two-business-day notice for redemptions.

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

A summary of the fair value hierarchy for pension plan assets associated with the PT-FI plan follows:

	Fair Value at December 31, 2023
	Total	Level 1	Level 2	Level 3
Government bonds	$102	$102	$—	$—
Common stocks	67	67	—	—
Mutual funds	12	12	—	—
Total investments	181	$181	$—	$—

Cash and receivables[a]	22
Payables	—
Total pension plan net assets	$203

	Fair Value at December 31, 2022
	Total	Level 1	Level 2	Level 3
Government bonds	$95	$95	$—	$—
Common stocks	72	72	—	—
Mutual funds	12	12	—	—
Total investments	179	$179	$—	$—

Cash and receivables[a]	27
Payables	(1)
Total pension plan net assets	$205
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

The expected benefit payments for FCX’s and PT-FI’s pension plans follow:

	FCX	PT-FIa
2024	$123	$30
2025	183	27
2026	126	29
2027	128	29
2028	128	27
2029 through 2033	632	128
a.Based on a December 31, 2023, exchange rate of 15,339 Indonesia rupiah to one U.S. dollar.

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

The benefit obligation (funded status) for the postretirement medical and life insurance benefit plans consisted of a current portion of $5 million (included in accounts payable and accrued liabilities) and a long-term portion of $34 million (included in other liabilities) at December 31, 2023, and a current portion of $6 million and a long-term portion of $43 million at December 31, 2022.

FCX has a number of postemployment plans covering severance, long-term disability income, continuation of health and life insurance coverage for disabled employees or other welfare benefits. The accumulated postemployment benefit obligation consisted of a current portion of $7 million (included in accounts payable and accrued liabilities) and a long-term portion of $46 million (included in other liabilities) at December 31, 2023, and a current portion of $7 million and a long-term portion of $41 million at December 31, 2022.

FCX also sponsors a retirement savings plan for most of its U.S. employees. The plan allows employees to contribute a portion of their income in accordance with specified guidelines. The savings plan is a qualified 401(k) plan for all U.S. salaried and non-bargained hourly employees. Participants exercise control and direct the investment of their contributions and account balances among various investment options under the plan. FCX contributes to the plan and matches a percentage of employee contributions up to certain limits. For employees whose eligible compensation exceeds certain levels, FCX provides a nonqualified unfunded defined contribution plan, which had a liability balance of $62 million at December 31, 2023, and $56 million at December 31, 2022, all of which was included in other liabilities.

The costs charged to operations for the employee savings plan totaled $119 million in 2023, $101 million in 2022 and $95 million in 2021. FCX has other employee benefit plans, certain of which are related to FCX’s financial results, which are recognized in operating costs.

NOTE 10.  STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
FCX’s authorized shares of capital stock total 3.05 billion shares, consisting of 3.0 billion shares of common stock and 50 million shares of preferred stock.

Financial Policy. In February 2021, FCX’s Board of Directors (Board) adopted a financial policy for the allocation of cash flows aligned with FCX’s strategic objectives of maintaining a strong balance sheet, providing cash returns to shareholders and advancing opportunities for future growth. The policy includes a base dividend and a performance-based payout framework, whereby up to 50% of available cash flows generated after planned capital spending and distributions to noncontrolling interests would be allocated to shareholder returns and the balance to debt reduction and investments in value enhancing growth projects, subject to FCX maintaining its net debt at a level not to exceed the net debt target of $3.0 billion to $4.0 billion (excluding net project debt for the Indonesia smelter projects). The Board reviews the structure of the performance-based payout framework at least annually.

In February 2021, the Board reinstated a cash dividend on FCX’s common stock (base dividend), and on November 1, 2021, the Board approved (i) a variable cash dividend on FCX’s common stock and (ii) a new share repurchase program authorizing repurchases of up to $3.0 billion of FCX common stock. In July 2022, the Board authorized an increase in the share repurchase program from up to $3.0 billion to up to $5.0 billion.

Under its share repurchase program, FCX acquired 12.74 million shares of its common stock for a total cost of $0.5 billion ($38.32 average cost per share) in 2021 and 35.12 million shares of its common stock for a total cost of $1.3 billion ($38.36 average cost per share) in 2022. There were no shares acquired under the program in 2023. As of February 15, 2024, FCX has $3.2 billion available for repurchases under the program.

On December 20, 2023, FCX declared quarterly cash dividends totaling $0.15 per share on its common stock (including a $0.075 per share base dividend and $0.075 per share variable dividend), which were paid on February 1, 2024, to common stockholders of record as of January 12, 2024.

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

Accumulated Other Comprehensive Loss. A summary of changes in the balances of each component of accumulated other comprehensive loss, net of tax, follows:

	Defined Benefit Plans	Translation Adjustment	Total
Balance at January 1, 2021	$(593)	$10	$(583)
Amounts arising during the period[a,b]	176	—	176
Amounts reclassified[c]	19	—	19
Balance at December 31, 2021	(398)	10	(388)
Amounts arising during the period[a,b]	61	—	61
Amounts reclassified[c]	7	—	7
Balance at December 31, 2022	(330)	10	(320)
Amounts arising during the period[a,b]	41	—	41
Amounts reclassified[c]	5	—	5
Balance at December 31, 2023	$(284)	$10	$(274)
a.Includes net actuarial gains, net of noncontrolling interest, totaling $174 million for 2021, $59 million for 2022 and $38 million for 2023.
b.Includes tax provision totaling $2 million for 2021, 2022, and 2023.
c.Includes amortization primarily related to actuarial losses, net of taxes of less than $1 million for 2021, 2022 and 2023.

Stock Award Plans.  FCX currently has awards outstanding under various stock-based compensation plans. The stockholder-approved 2016 Stock Incentive Plan (the 2016 Plan) provides for the issuance of stock options, stock appreciation rights, restricted stock, RSUs, PSUs and other stock-based awards for up to 72 million common shares. As of December 31, 2023, 20.5 million shares were available for grant under the 2016 Plan, and no shares were available under other plans.

Stock-Based Compensation Cost. Compensation cost charged against earnings for stock-based awards for the years ended December 31 follows:

	2023	2022	2021
Selling, general and administrative expenses	$64	$57	$64
Production and delivery	45	38	34
Total stock-based compensation	109	95	98
Tax benefit and noncontrolling interests’ share[a]	(5)	(4)	(5)
Impact on net income	$104	$91	$93
a. Charges in the U.S. are not expected to generate a future tax benefit.

Stock Options. Stock options granted under the plans generally expire 10 years after the date of grant. Stock options vest in one-third annual increments beginning one year from the date of grant. The award agreements provide that participants will receive the following year’s vesting upon retirement. Therefore, on the date of grant, FCX accelerates one year of amortization for retirement-eligible employees. The award agreements also provide for accelerated vesting upon certain qualifying terminations of employment within one year following a change of control. FCX did not grant stock options in 2023 or 2022.

A summary of stock options outstanding as of December 31, 2023, and activity during the year ended December 31, 2023, follows:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at January 1	11,614,052	$17.75
Exercised	(2,851,786)	24.18
Expired/Forfeited	(12,333)	34.27
Balance at December 31	8,749,933	15.63	4.3	$236

Vested and exercisable at December 31	8,726,933	15.59	4.3	$235

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

Information related to stock options during the years ended December 31 follows:

	2023[a]	2022[a]	2021
Weighted-average assumptions used to value stock option awards:
Expected volatility	N/A	N/A	58.1%
Expected life of options (in years)	N/A	N/A	5.90
Expected dividend rate	N/A	N/A	2.5%
Risk-free interest rate	N/A	N/A	0.6%
Weighted-average grant-date fair value (per option)	N/A	N/A	$11.92
Intrinsic value of options exercised	$52	$148	$194
Fair value of options vested	$3	$23	$16
a. FCX did not grant stock options in 2023 or 2022.

Stock-Settled PSUs and RSUs. Since 2014, FCX’s executive officers received annual grants of PSUs that vest after a three-year performance period. The total grant date target shares related to the PSU grants were 0.4 million for 2023 and 2022 and 0.3 million for 2021, of which the executive officers will earn (i) between 0% and 200% of the target shares based on achievement of financial metrics and (ii) may be increased or decreased up to 25% of the target shares based on FCX’s total shareholder return compared to the total shareholder return of a peer group. PSU awards for FCX’s executive officers who are retirement-eligible are non-forfeitable. As such, FCX charges the estimated fair value of the non-forfeitable PSU awards to expense at the time the financial and operational metrics are established, which is typically grant date. The fair value of PSU awards for FCX’s executive officers who are not retirement-eligible are expensed over the performance period.

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

Dividends attributable to RSUs and PSUs accrue and are paid if the awards vest. A summary of outstanding stock-settled RSUs and PSUs as of December 31, 2023, and activity during the year ended December 31, 2023, follows:

	Number of Awards	Weighted-Average Grant-Date Fair Value Per Award	Aggregate Intrinsic Value
Balance at January 1	6,650,873	$28.05
Granted	2,270,941	39.72
Vested	(3,172,907)	19.76
Forfeited	(49,332)	38.24
Balance at December 31	5,699,575	37.23	$243

The total fair value of stock-settled RSUs and PSUs granted was $93 million during 2023, $83 million during 2022 and $62 million during 2021. The total intrinsic value of stock-settled RSUs and PSUs vested was $136 million during 2023, $138 million during 2022 and $56 million during 2021. As of December 31, 2023, FCX had $27 million of total unrecognized compensation cost related to unvested stock-settled RSUs and PSUs expected to be recognized over approximately 1.2 years.

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

Dividends attributable to cash-settled RSUs accrue and are paid if the awards vest. A summary of outstanding cash-settled RSUs as of December 31, 2023, and activity during the year ended December 31, 2023, follows:

	Number of Awards	Weighted-Average Grant-Date Fair Value Per Award	Aggregate Intrinsic Value
Balance at January 1	814,289	$28.04
Granted	546,100	43.06
Vested	(475,151)	22.54
Forfeited	(26,497)	41.36
Balance at December 31	858,741	40.23	$37

The total grant-date fair value of cash-settled RSUs was $24 million during 2023, $15 million during 2022 and $9 million during 2021. The intrinsic value of cash-settled RSUs vested was $20 million during 2023, $26 million during 2022 and $24 million during 2021. The accrued liability associated with cash-settled RSUs consisted of a current portion of $19 million (included in accounts payable and accrued liabilities) and a long-term portion of $7 million (included in other liabilities) at December 31, 2023, and a current portion of $19 million and a long-term portion of $5 million at December 31, 2022.

Other Information. The following table includes amounts related to exercises of stock options and vesting of RSUs and PSUs during the years ended December 31:

	2023	2022	2021
FCX shares tendered or withheld to pay the exercise
price and/or the statutory withholding taxes[a]	1,633,519	1,511,072	1,358,101
Cash received from stock option exercises	$47	$125	$210
Actual tax benefit realized for tax deductions	$4	$13	$9
Amounts FCX paid for employee taxes	$50	$55	$29
a.Under terms of the related plans, upon exercise of stock options, vesting of stock-settled RSUs and payout of PSUs, employees may tender or have withheld FCX shares to pay the exercise price and/or required withholding taxes.

NOTE 11.  INCOME TAXES
Geographic sources of income before income taxes and equity in affiliated companies’ net earnings for the years ended December 31 consist of the following:

	2023	2022	2021
U.S.	$68	$840	$1,861
Foreign	5,938	5,875	5,798
Total	$6,006	$6,715	$7,659

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

FCX’s provision for income taxes for the years ended December 31 consists of the following:

	2023	2022	2021
Current income taxes:
Federal	$5	$—	$—
State	(6)	1	(11)
Foreign	(2,087)	(2,232)	(2,460)
Total current	(2,088)	(2,231)	(2,471)

Deferred income taxes:
Federal	(50)	(149)	(184)
State	(3)	(6)	(4)
Foreign	(320)	(144)	(23)
Total deferred	(373)	(299)	(211)

Adjustments	6	1	193	[a]
Operating loss carryforwards	185	262	190
Provision for income taxes	$(2,270)	$(2,267)	$(2,299)
a.Primarily reflects the release of valuation allowances on net operating losses at PT Rio Tinto Indonesia (see below).

A reconciliation of the U.S. federal statutory tax rate to FCX’s effective income tax rate for the years ended December 31 follows:

	2023		2022		2021
	Amount	%	Amount	%	Amount	%
U.S. federal statutory tax rate	$(1,261)	(21)%	$(1,410)	(21)%	$(1,608)	(21)%
Withholding and other impacts on
foreign earnings	(615)	(10)	(673)	(10)	(678)	(9)
Effect of foreign rates different than the U.S.
federal statutory rate	(313)	(5)	(314)	(5)	(328)	(4)
Foreign tax credit limitation	(289)	(5)	(50)	(1)	(116)	(1)
Percentage depletion	183	3	189	3	221	3
Valuation allowance[a]	128	2	28	—	326	4
Non-deductible permanent differences	(68)	(1)	(29)	—	(21)	—
Uncertain tax positions	(28)	(1)	(17)	—	13	—
State income taxes	(6)	—	(4)	—	(14)	—
PT-FI historical tax disputes[b]	—	—	(8)	—	(193)	(3)
PT Rio Tinto Indonesia valuation allowance	—	—	—	—	189	2
Other items, net	(1)	—	21	—	(90)	(1)
Provision for income taxes	$(2,270)	(38)%	$(2,267)	(34)%	$(2,299)	(30)%
a.Refer to “Valuation Allowances” below.
b.Refer to “Indonesia Tax Matters” below.

FCX paid federal, state and foreign income taxes totaling $2.1 billion in 2023, $3.1 billion in 2022 and $1.3 billion in 2021. FCX received refunds of federal, state and foreign income taxes totaling less than $1 million in 2023, $46 million in 2022 and $109 million in 2021.

The components of deferred taxes follow:

	December 31,
	2023	2022
Deferred tax assets:
Foreign tax credits	$1,228	$1,514
Net operating losses	1,761	1,923
Accrued expenses	1,390	1,303
Employee benefit plans	78	99
Other	215	230
Deferred tax assets	4,672	5,069
Valuation allowances	(3,894)	(3,985)
Net deferred tax assets	778	1,084

Deferred tax liabilities:
Property, plant, equipment and mine development costs	(4,118)	(4,330)
Undistributed earnings	(911)	(810)
Other	(195)	(211)
Total deferred tax liabilities	(5,224)	(5,351)
Net deferred tax liabilities	$(4,446)	$(4,267)

Tax Attributes. At December 31, 2023, FCX had (i) U.S. foreign tax credits of $1.2 billion that will expire between 2024 and 2027, (ii) U.S. federal net operating losses (NOLs) of $5.4 billion that primarily expire between 2036 and 2037, of which $0.4 billion can be carried forward indefinitely, (iii) U.S. state NOLs of $10.4 billion that primarily expire between 2024 and 2043 and (iv) Atlantic Copper NOLs of $0.5 billion that can be carried forward indefinitely.

Valuation Allowances. On the basis of available information at December 31, 2023, including positive and negative evidence, FCX has provided valuation allowances for certain of its deferred tax assets where it believes it is more-likely-than-not that some portion or all of such assets will not be realized. Valuation allowances totaled $3.9 billion at December 31, 2023, and covered all of FCX’s U.S. foreign tax credits and U.S. federal NOLs, substantially all of its U.S. state and foreign NOLs, as well as a portion of its U.S. federal, state and foreign deferred tax assets.

The valuation allowance related to FCX’s U.S. foreign tax credits totaled $1.2 billion at December 31, 2023. FCX has operations in tax jurisdictions where statutory income taxes and withholding taxes are in excess of the U.S. federal income tax rate. Valuation allowances are recognized on foreign tax credits for which no benefit is expected to be realized.

The valuation allowance related to FCX’s U.S. federal, state and foreign NOLs totaled $1.8 billion and other deferred tax assets totaled $0.9 billion at December 31, 2023. NOLs and deferred tax assets represent future deductions for which a benefit will only be realized to the extent these deductions offset future income. FCX develops an estimate of which future tax deductions will be realized and recognizes a valuation allowance to the extent these deductions are not expected to be realized in future periods.

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

The $91 million net decrease in the valuation allowances during 2023 is primarily related to $32 million of U.S. federal NOLs utilized during 2023, and a $292 million decrease related to expirations of U.S. foreign tax credits, partially offset by an increase of $188 million, primarily associated with current year changes in U.S. federal temporary differences and a $22 million increase in valuation allowances against Section 163(j) deferred tax assets related to current year activity.

U.S. Inflation Reduction Act of 2022. The provisions of the U.S. Inflation Reduction Act of 2022 (the Act) became applicable to FCX on January 1, 2023. The Act includes, among other provisions, a new Corporate Alternative Minimum Tax (CAMT) of 15% on the adjusted financial statement income (AFSI) of corporations with average AFSI exceeding $1.0 billion over a three-year period. FCX has made interpretations of certain provisions of the Act, and based on these interpretations, determined that the provisions of the Act did not materially impact FCX’s financial results in 2023.

Although the U.S. Department of the Treasury (Treasury) published guidance in 2023 that provided some additional clarity on these rules, uncertainty remains regarding the application of the CAMT. Future guidance released by the Treasury may differ from FCX’s interpretations of the Act, which could be material and may further limit FCX’s ability to realize future benefits from its U.S. NOLs.

Indonesia Tax Matters. In 2018, PT-FI received unfavorable Indonesia Tax Court decisions with respect to its appeal of capitalized mine development costs on its 2012 and 2014 corporate income tax returns. PT-FI appealed those decisions to the Indonesia Supreme Court. In 2019, the Indonesia Supreme Court communicated an unfavorable ruling regarding the treatment of mine development costs on PT-FI’s 2014 tax return. During fourth-quarter 2019, PT-FI met with the Indonesia Tax Office and developed a framework for resolution of the disputed matters as they relate to the audits for years 2012 through 2016.

In 2021, PT-FI participated in discussions with the Indonesia Tax Office regarding progress on the framework for resolution. As a result of these discussions and the revised positions taken by both the Indonesia Tax Office and PT-FI, FCX could no longer conclude a resolution of all of the disputed tax items at a more-likely-than-not threshold and PT-FI recorded net charges of $384 million, including $155 million for non-deductible penalties recorded to other income (expense), net, $43 million for non-deductible interest recorded to interest expense, net, and $186 million to provision for income tax expense.

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

In 2022, in conjunction with the issuance of Government Regulation Number 50 of 2022, which stipulates that objection, tax court, and judicial review verdicts issued after the issuance of the harmonization law qualify for reduced penalties, PT-FI recorded net credits totaling $69 million, including a credit of $76 million recorded to other income (expense), net and a charge of $7 million to provision for income taxes.

Peru Tax Matters. Cerro Verde’s current mining stability agreement subjects it to a stable income tax rate of 32% through the expiration of the agreement on December 31, 2028. The enacted tax rate on dividend distributions, which is not stabilized by the agreement, is 5%.

Chile Tax Matters. In December 2023, the US-Chilean Tax Treaty was ratified and will enter into force in 2024. Ratification of this treaty results in the extension of FCX’s share of income from El Abra being subject to an income tax rate of 35%.

Beginning in 2018, and through 2023 mining royalty rates at El Abra were based on a sliding scale of 5% to 14% (depending on a defined operational margin). In August 2023, the Chile legislature approved a mining royalty tax reform package that took effect on January 1, 2024, under which the mining royalty taxes will consist of two main components (i) profitability based mining royalty rates on a sliding scale of 8% to 26% (depending on a defined operational margin) and (ii) an additional ad valorem royalty tax based on 1% of sales.

Uncertain Tax Positions. Tax positions reflected in the consolidated financial statements are, based on their technical merits, more-likely-than-not to be sustained upon examination by taxing authorities or have otherwise been effectively settled. Such tax positions reflect the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon settlement with the applicable taxing authority with full knowledge of all relevant information. FCX’s policy associated with uncertain tax positions is to record accrued interest in interest expense and accrued penalties in other income (expense), net rather than in the provision for income taxes.

A summary of the activities associated with FCX’s reserve for unrecognized tax benefits for the years ended December 31 follows.

	2023	2022	2021
Balance at beginning of year	$810	$808	$474
Additions:
Prior year tax positions	27	26	330
Current year tax positions	28	25	71
Decreases:
Prior year tax positions	(13)	(12)	(30)
Settlements with taxing authorities	(132)	(37)	(37)
Balance at end of year	$720	$810	$808

The total amount of accrued interest and penalties associated with unrecognized tax benefits was $536 million at December 31, 2023, primarily relating to unrecognized tax benefits associated with cost recovery methods and royalties and other related mining taxes, $551 million at December 31, 2022, and $620 million at December 31, 2021. Amounts include unpaid items on the consolidated balance sheet of $33 million at December 31, 2023, $36 million at December 31, 2022, and $41 million at December 31, 2021. Charges for interest and penalties related to unrecognized tax benefits totaled $153 million in 2023, $7 million in 2022 and $34 million in 2021.

The reserve for unrecognized tax benefits of $720 million at December 31, 2023, included $597 million ($421 million net of income tax benefits and valuation allowances) that, if recognized, would reduce FCX’s provision for income taxes. Changes in the reserve for unrecognized tax benefits associated with current and prior-year tax positions were primarily related to uncertainties associated with FCX’s tax treatment of cost recovery methods and various non-deductible costs. There continues to be uncertainty related to the timing of settlements with taxing authorities, but if additional settlements are agreed upon during the year 2024, FCX could experience a change in its reserve for unrecognized tax benefits.

FCX or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The tax years for FCX’s major tax jurisdictions that remain subject to examination are as follows:

Jurisdiction	Years Subject to Examination	Additional Open Years
U.S. Federal	2017-2018	2020-2023
Indonesia	2012-2015, 2017, 2021	2020, 2022-2023
Peru	-	2017-2023
Chile	2022	2020-2021, 2023

NOTE 12.  CONTINGENCIES
Environmental. FCX’s operations are subject to various environmental laws and regulations that govern the generation, storage, treatment, transportation and disposal of hazardous substances; solid waste disposal; air emissions; wastewater discharges; remediation, restoration and reclamation of environmental contamination, including mine closures and reclamation; protection of endangered and threatened species and designation of critical habitats; and other related matters. FCX subsidiaries that operate in the U.S. also are subject to potential liabilities arising under CERCLA and similar state laws that impose responsibility on current and previous owners and operators of a facility for the remediation of hazardous substances released from the facility into the environment, including damages to natural resources, in some cases irrespective of when the damage to the environment occurred or who caused it. Remediation liability also extends to persons who arranged for the disposal of hazardous substances or transported the hazardous substances to a disposal site selected by the transporter. These liabilities are often shared on a joint and several basis, meaning that each responsible party is fully responsible for the remediation if some or all of the other historical owners or operators no longer exist, do not have the financial ability to respond or cannot be found. As a result, because of FCX’s acquisition of FMC, many of the subsidiary companies FCX now owns are responsible for a wide variety of environmental remediation projects throughout the U.S., and FCX expects to spend substantial sums annually for many years to address those remediation issues. Certain FCX subsidiaries have been advised by the U.S. Environmental Protection Agency (EPA), the Department of the Interior, the Department of Agriculture and various state agencies that, under CERCLA or similar state laws and regulations, they may be liable for costs of responding to environmental conditions at a number of sites that have been or are being investigated to determine whether releases of hazardous substances have occurred and, if so, to develop and implement remedial actions to address environmental concerns. FCX is also subject to claims where the release of hazardous substances is alleged to have damaged natural resources (NRD) and to litigation by individuals allegedly exposed to hazardous substances. As of December 31, 2023, FCX had more than 80 active remediation projects, including NRD claims, in 22 U.S. states. The aggregate environmental obligation for approximately 50% of the active remediation projects totaled approximately $20 million at December 31, 2023.

A summary of changes in FCX’s estimated environmental obligations for the years ended December 31 follows:

	2023	2022	2021
Balance at beginning of year	$1,740	$1,664	$1,584
Accretion expense[a]	119	110	104
Net additions[b]	195	43	40
Spending	(115)	(77)	(64)
Balance at end of year	1,939	1,740	1,664
Less current portion	(131)	(125)	(64)
Long-term portion	$1,808	$1,615	$1,600
a.Represents accretion of the fair value of environmental obligations assumed in the acquisition of FMC, which were determined on a discounted cash flow basis.
b.Primarily reflects revisions for changes in the anticipated scope and timing of projects. See further discussion below for charges recorded in 2023 associated with the Pinal Creek and Newtown Creek environmental matters.

Estimated future environmental cash payments (on an undiscounted and de-escalated basis) total $4.5 billion, including $131 million in 2024, $147 million in 2025, $139 million in 2026, $128 million in 2027, $108 million in 2028 and $3.9 billion thereafter. The amount and timing of these estimated payments will change as a result of changes in regulatory requirements, changes in scope and timing of remediation activities, the settlement of environmental matters and as actual spending occurs.

At December 31, 2023, FCX’s environmental obligations totaled $1.9 billion, including $1.8 billion recorded on a discounted basis for those obligations assumed in the FMC acquisition at fair value. FCX estimates it is reasonably possible that these obligations could range between $3.9 billion and $5.0 billion on an undiscounted and de-escalated basis.

At December 31, 2023, the most significant environmental obligations were associated with the Pinal Creek site in Arizona; the Newtown Creek site in New York City; historical smelter sites principally located in Arizona, Indiana, Kansas, Missouri, New Jersey, Oklahoma and Pennsylvania; and uranium mining sites in the western U.S. The recorded environmental obligations for these sites totaled $1.6 billion at December 31, 2023. FCX may also be subject to litigation brought by private parties, regulators and local governmental authorities related to these historical sites. A discussion of these sites follows.

Pinal Creek. The Pinal Creek site was listed under the Arizona Department of Environmental Quality’s (ADEQ) Water Quality Assurance Revolving Fund program in 1989 for contamination in the shallow alluvial aquifers within the Pinal Creek drainage near Miami, Arizona. Since that time, environmental remediation has been performed by members of the Pinal Creek Group, consisting of Freeport-McMoRan Miami Inc. (Miami), an indirect wholly owned subsidiary of FCX, and two other companies. Pursuant to a 2010 settlement agreement, Miami agreed to take full responsibility for future groundwater remediation at the Pinal Creek site, with limited exceptions. Remediation work consisting of groundwater extraction and treatment plus source control capping is expected to continue for many years. During 2023, FCX recorded adjustments to the Pinal Creek environmental obligation totaling $61 million associated with a refined engineering scope and cost estimate for work to be completed within the next several years. FCX’s environmental liability balance for this site was $518 million at December 31, 2023.

Newtown Creek. From the 1930s until 1964, Phelps Dodge Refining Corporation (PDRC), an indirect wholly owned subsidiary of FCX, operated a copper smelter, and from the 1930s until 1984, a copper refinery, on the banks of Newtown Creek (the creek), which is a 3.5-mile-long waterway that forms part of the boundary between Brooklyn and Queens in New York City. Heavy industrial uses on and around the creek and discharges from the City of New York’s sewer system over more than a century resulted in significant environmental contamination of the waterway. In 2010, EPA notified PDRC, four other companies and the City of New York that EPA considers them PRPs under CERCLA. The notified parties began working with EPA to identify other PRPs. In 2010, EPA designated the creek as a Superfund site, and in 2011, PDRC and four other companies (the Newtown Creek Group, NCG) and the City of

New York entered an Administrative Order on Consent to perform a remedial investigation/feasibility study (RI/FS) to assess the nature and extent of environmental contamination in the creek and identify remedial options. EPA approved the final RI in April 2023. The NCG’s FS work and efforts to identify other PRPs are ongoing. The NCG expects to submit a draft FS report to EPA by October 2026 and currently expects EPA to select a creek-wide remedy in 2029, with the actual remediation construction starting several years later. Further, in early 2022, EPA asked the NCG to develop and evaluate alternatives for an early action remediation project in the East Branch tributary of the creek. The NCG submitted to EPA a draft early action focused feasibility study relating to remediation options for the East Branch and EPA provided comments. During 2023, FCX recorded adjustments to Newtown Creek environmental obligations totaling $64 million based on updated cost estimates from such draft early action focused feasibility study. FCX’s environmental liability balance for this site was $423 million at December 31, 2023. The final costs of fulfilling this remedial obligation and the allocation of costs among PRPs are uncertain and subject to change based on the results of the RI/FS, the remedy ultimately selected by EPA and related allocation determinations. Changes to the overall cost of this remedial obligation and the portion ultimately allocated to PDRC could be material to FCX.

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

From 1920 until 1986, United States Metals Refining Company (USMR), an indirect wholly owned subsidiary of FCX, owned and operated a copper smelter and refinery in the Borough of Carteret, New Jersey. Since the early 1980s, the site has been the subject of environmental investigation and remediation, under the direction and supervision of the New Jersey Department of Environmental Protection (NJDEP). On-site contamination is in the later stages of remediation. In 2012, after receiving a request from NJDEP, USMR also began investigating and remediating off-site properties, which is ongoing. As a result of off-site soil sampling in public and private areas near the former Carteret smelter, FCX established an environmental obligation for known and potential off-site environmental remediation. Assessments of sediments in the adjacent Arthur Kill and possible remedial actions could result in additional adjustments to the related environmental remediation obligation in future periods.

FCX’s environmental liability balance for historical smelter sites, including in the Borough of Carteret, New Jersey, was $262 million at December 31, 2023.

During 2023, the Superior Court of New Jersey approved an agreement between the parties to settle all claims for an amount not material to FCX in a putative class action titled Juan Duarte, Betsy Duarte and N.D., Infant, by Parents and Natural Guardians Juan Duarte and Betsy Duarte, Leroy Nobles and Betty Nobles, on behalf of themselves and all others similarly situated v. United States Metals Refining Company, Freeport-McMoRan Copper & Gold Inc. and Amax Realty Development, Inc., Docket No. 734-17, that was filed on January 30, 2017, against USMR, FCX, and Amax Realty Development, Inc.

Uranium Mining Sites. During a period between 1940 and the early 1980s, certain FCX subsidiaries and their predecessors were involved in uranium exploration and mining in the western U.S., primarily on federal and tribal lands in the Four Corners region of the southwest. Similar exploration and mining activities by other companies have also caused environmental impacts warranting remediation.

In 2017, the Department of Justice, EPA, Navajo Nation, and two FCX subsidiaries reached an agreement regarding the financial contribution of the U.S. Government and the FCX subsidiaries and the scope of the environmental investigation and remediation work for 94 former uranium mining sites on tribal lands. Under the terms of the Consent Decree executed in May 2017, and approved by the U.S. District Court for the District of Arizona, the U.S. contributed $335 million into a trust fund to cover the government’s initial share of the costs, and FCX’s subsidiaries are proceeding with the environmental investigation and remediation work at the 94 sites. The program is expected to take more than 20 years to complete. The Consent Decree excluded 23 former uranium mine sites at which an FCX subsidiary may also be potentially liable, but for which the United States recovered funds as part of a larger bankruptcy settlement with Tronox. By letter dated September 29, 2021, EPA informed an FCX subsidiary as well as two other federal entities that it does not expect to have funds sufficient to remediate all of the sites covered by the Tronox bankruptcy settlement. Based on information from EPA, it is currently considered unlikely that EPA will deplete the Tronox settlement funds in the near-term.

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

FCX’s environmental liability balance for the uranium mining sites was $444 million at December 31, 2023.

AROs. FCX’s ARO estimates are reflected on a third-party cost basis and are based on FCX’s legal obligation to retire tangible, long-lived assets. A summary of changes in FCX’s AROs for the years ended December 31 follows:

	2023		2022		2021
Balance at beginning of year	$3,043		$2,716		$2,472
Liabilities incurred	18		9		2
Settlements and revisions to cash flow estimates, net	54		381	[a]	331	[a]
Accretion expense	20	[b]	134		112
Spending	(134)		(197)		(201)
Balance at end of year	3,001		3,043		2,716
Less current portion	(185)		(195)		(200)
Long-term portion	$2,816		$2,848		$2,516
a.Primarily reflects adjustments at PT-FI, Morenci and Bagdad for the year 2022 and PT-FI for the year 2021, see further discussion below.
b.Includes a $112 million adjustment at PT-FI to correct certain inputs in the historical PT-FI ARO model.

ARO costs may increase or decrease significantly in the future as a result of changes in regulations, changes in engineering designs and technology, permit modifications or updates, changes in mine plans, settlements, inflation or other factors and as reclamation (concurrent with mining operations or post mining) spending occurs. ARO activities and expenditures for mining operations generally are made over an extended period of time commencing near the end of the mine life; however, certain reclamation activities may be accelerated if legally required or if determined to be economically beneficial. For ARO activities and expenditures for oil and gas operations, the methods used or required to plug and abandon non-producing oil and gas wellbores; remove platforms, tanks, production equipment and flow lines; and restore wellsites could change over time.

Financial Assurance. New Mexico, Arizona, Colorado and other states, as well as federal regulations governing mine operations on federal land, require financial assurance to be provided for the estimated costs of mine reclamation and closure, including groundwater quality protection programs. FCX has satisfied financial assurance requirements by using a variety of mechanisms, primarily involving parent company performance guarantees and financial capability demonstrations, but also trust funds, surety bonds, letters of credit and other collateral. The applicable regulations specify financial strength tests that are designed to confirm a company’s or guarantor’s financial capability to fund estimated reclamation and closure costs. The amount of financial assurance FCX subsidiaries are required to provide will vary with changes in laws, regulations, reclamation and closure requirements, and cost estimates. At December 31, 2023, FCX’s financial assurance obligations associated with these U.S. mine closure and reclamation/restoration costs totaled $1.8 billion, of which $1.1 billion was in the form of guarantees issued by FCX and FMC. At December 31, 2023, FCX had trust assets totaling $0.2 billion (included in other assets), which are legally restricted to be used to satisfy its financial assurance obligations for its mining properties in New Mexico. In addition, FCX subsidiaries have financial assurance obligations for their oil and gas properties associated with plugging and abandoning wells and facilities totaling $0.5 billion. Where oil and gas guarantees associated with the Bureau of Ocean Energy Management do not include a stated cap, the amounts reflect management’s estimates of the potential exposure.

New Mexico Environmental and Reclamation Programs. FCX’s New Mexico operations are regulated under the New Mexico Water Quality Act and regulations adopted by the Water Quality Control Commission. In connection with discharge permits, the New Mexico Environment Department (NMED) has required each of these operations to submit closure plans for NMED’s approval. The closure plans must include measures to assure meeting applicable groundwater quality standards following the closure of discharging facilities and to abate groundwater or surface water contamination to meet applicable standards. FCX’s New Mexico operations also are subject to regulation under the 1993 New Mexico Mining Act (the Mining Act) and the related rules that are administered by the Mining and Minerals Division of the New Mexico Energy, Minerals and Natural Resources Department. Under the Mining Act, mines are required to obtain approval of reclamation plans. The agencies approved updates to the closure plan and financial assurance instruments and completed a permit renewal for Chino in 2020 and Tyrone in 2021. At December 31, 2023, FCX had accrued reclamation and closure costs of $522 million for its New Mexico operations. Additional accruals may be required based on the state’s periodic review of FCX’s updated closure plans and any resulting permit conditions, and the amount of those accruals could be material.

Arizona Environmental and Reclamation Programs. FCX’s Arizona operations are subject to regulatory oversight by the ADEQ. ADEQ has adopted regulations for its aquifer protection permit (APP) program that require permits for, among other things, certain facilities, activities and structures used for mining, leaching, concentrating and smelting, and require compliance with aquifer water quality standards during operations and closure. An application for an APP requires a proposed closure strategy that will meet applicable groundwater protection requirements following cessation of operations and an estimate of the implementation cost, with a more detailed closure plan required at the time operations cease. A permit applicant must demonstrate its financial ability to meet the closure costs approved by ADEQ. Closure costs for facilities covered by APPs are required to be updated every six years and financial assurance mechanisms are required to be updated every two years. During 2022, the Morenci and Bagdad mines increased their AROs by $118 million and $65 million, respectively, associated with their updated closure strategies and plans for stockpiles and tailings impoundments that were submitted to ADEQ for approval. In accordance with FCX’s commitment to the Global Industry Standard on Tailings Management, Sierrita expects to revise its closure plan and cost estimate in 2024, which could result in a significant change in estimate. FCX will continue evaluating and, as necessary, updating its closure plans and closure cost estimates at other Arizona sites, and any such updates may also result in increased costs that could be significant.

Portions of Arizona mining facilities that operated after January 1, 1986, also are subject to the Arizona Mined Land Reclamation Act (AMLRA). AMLRA requires reclamation to achieve stability and safety consistent with post-mining land use objectives specified in a reclamation plan. Reclamation plans must be approved by the State Mine Inspector and must include an estimate of the cost to perform the reclamation measures specified in the plan along with financial assurance. In fourth-quarter 2023, the Arizona State Mines Inspector requested updates to reclamation cost estimates and associated financial assurance for FCX’s Arizona mine sites. FCX’s responses to their requests and the posting of updated financial assurance will not be completed until mid-2024; FCX’s expectation is that these updates, in the aggregate, will not be material. FCX will continue to evaluate options for future reclamation and closure activities at its operating and non-operating sites, which are likely to result in adjustments to FCX’s AROs, and those adjustments could be material.

At December 31, 2023, FCX had accrued reclamation and closure costs of $607 million for its Arizona operations.

Colorado Reclamation Programs. FCX’s Colorado operations are regulated by the Colorado Mined Land Reclamation Act (Reclamation Act) and regulations promulgated thereunder. Under the Reclamation Act, mines are required to obtain approval of plans for reclamation of lands affected by mining operations to be performed during mining or upon cessation of mining operations. In 2020, the Division of Reclamation, Mining, and Safety (DRMS) approved Henderson’s proposed update to its closure plan and closure cost estimate.

In 2019, Colorado enacted legislation that requires proof of an end date for water treatment as a condition of permit authorizations for new mining operations and expansions beyond current permit authorizations. While this requirement does not apply to existing operations, it may lead to changes in long-term water management requirements at Climax and Henderson operations and AROs. In accordance with its permit from DRMS, Climax expects to submit an updated reclamation plan and cost estimate in April 2024, which could result in a significant change in estimate.

As of December 31, 2023, FCX had accrued reclamation and closure costs of $171 million for its Colorado operations.

Chile Reclamation and Closure Programs. El Abra is subject to regulation under the Mine Closure Law administered by the Chile Mining and Geology Agency. El Abra submitted an updated closure plan and cost estimates in November 2018, and approval of the updated closure plan and cost estimates was received in August 2020. In compliance with the requirement for five-year updates, El Abra expects to submit an updated plan with closure cost estimates in 2025 unless a modification to the closure plan requires early submission. At December 31, 2023, FCX had accrued reclamation and closure costs of $106 million for its El Abra operation.

Peru Reclamation and Closure Programs. Cerro Verde is subject to regulation under the Mine Closure Law administered by the Peru Ministry of Energy and Mines (MINEM). Under the closure regulations, mines must submit a closure plan that includes the reclamation methods, closure cost estimates, methods of control and verification, closure and post-closure plans, and financial assurance. In compliance with the requirement for five-year updates, in 2023, Cerro Verde submitted its updated closure plan and cost estimates and received approval from MINEM in December 2023. At December 31, 2023, FCX had accrued reclamation and closure costs of $206 million for its Cerro Verde operation.

Indonesia Reclamation and Closure Programs. The ultimate amount of reclamation and closure costs to be incurred at PT-FI’s operations will be determined based on applicable laws and regulations and PT-FI’s assessment of appropriate remedial activities under the circumstances, after consultation with governmental authorities, affected local residents and other affected parties and cannot currently be projected with precision. Some reclamation costs will be incurred during mining activities, while the remaining reclamation costs will be incurred at the end of mining activities, which are currently estimated to continue through 2041. In 2021, the construction time frame for reclamation of the West Wanagon overburden stockpile was extended from 2025 to 2029 because safety constraints for working in steep and difficult terrain have reduced labor and equipment operating efficiencies. The time frame extension resulted in longer and escalating fixed costs, combined with additional anticipated volumes of stockpile material to be moved, which resulted in ARO adjustments totaling $397 million in 2021 (of which $340 million related to the depleted Grasberg open pit and was charged to production and delivery costs). In 2022, estimated costs associated with West Wanagon slope stabilization remediation and reclamation activities increased primarily as a result of increased material needed for stockpile stabilization and increased costs for equipment, operations and maintenance, increased manpower/headcount allocation and contractor/consultant cost impacts, which resulted in ARO adjustments totaling $131 million in 2022 (of which $116 million related to the depleted Grasberg open pit and was charged to production and delivery costs). At December 31, 2023, FCX had accrued reclamation and closure costs of $958 million for its PT-FI operations.

Indonesia government regulations issued in 2010 require a company to provide a mine closure guarantee in the form of a time deposit placed in a state-owned bank in Indonesia. At December 31, 2023, PT-FI had restricted time deposits totaling $97 million for mine closure included in other assets.

Oil and Gas Properties. Substantially all of FM O&G’s oil and gas leases require that, upon termination of economic production, the working interest owners plug and abandon non-producing wellbores, remove equipment and facilities from leased acreage, and restore land in accordance with applicable local, state and federal laws. Following several sales transactions, FM O&G’s remaining operating areas primarily include offshore California and the Gulf of Mexico. In 2023, ARO adjustments associated with oil and gas properties totaled $91 million, which reflected abandoned wells and additional obligations assumed as a result of bankruptcies from other companies. As of December 31, 2023, FM O&G AROs cover 115 wells and approximately 130 platforms and other structures and it had accrued reclamation and closure costs of $391 million.

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

Louisiana Parishes Coastal Erosion Cases. Certain FCX affiliates were named as defendants in 13 cases filed in 2013 and thereafter in Louisiana state courts by six south Louisiana parishes (Cameron, Jefferson, Plaquemines, St. Bernard, St. John the Baptist and Vermilion), alleging that certain oil and gas exploration and production operations and sulfur mining and production operations in coastal Louisiana contaminated and damaged coastal wetlands and caused significant land loss along the Louisiana coast. The state of Louisiana, intervened in the litigation in support of the parishes’ claims. In 2019, affiliates of FCX reached an agreement in principle to settle all 13 cases, and as of October 2022, all parties have executed the settlement agreement. The settlement agreement does not include any admission of liability by FCX or its affiliates. Under the terms of the agreement, FCX agreed it will pay $15 million in trust to later be deposited into a newly formed Coastal Zone Recovery Fund (the Fund) if the state of Louisiana passes enabling legislation to establish the Fund within three years of execution of the settlement agreement. Upon payment of the $15 million, the FCX affiliates will be fully released and dismissed from all 13 pending cases. The maximum out-of-pocket settlement payment will be $23.5 million, including the initial $15 million payment. The settlement agreement terms will also require the FCX affiliates to pay into the Fund twenty annual installments of $4.25 million provided the state of Louisiana passes the enabling legislation. The first two of such annual installments are conditioned on the enactment of the enabling legislation within three years of execution of the settlement agreement, and all subsequent installments are conditioned on the FCX affiliates receiving simultaneous reimbursement on a dollar-for-dollar basis from the proceeds of environmental credit sales generated by the Fund, which is expected to offset the payments resulting in a $23.5 million maximum total payment obligation.

On March 16, 2023, a non-plaintiff coastal parish included in the settlement (Terrebonne), filed an amended petition titled Terrebonne Parish Consolidated Government vs. Louisiana Department of Natural Resources et al., Docket No. 185576, in the 32nd Judicial District Court, Terrebonne Parish, State of Louisiana, adding the settling FCX affiliates to a lawsuit that challenges whether Terrebonne Parish is validly bound to the settlement agreement and seeks to have the court declare the settlement void. FCX is vigorously defending this matter.

Asbestos and Talc Claims. Since approximately 1990, various FCX affiliates have been named as defendants in a large number of lawsuits alleging personal injury from exposure to asbestos or talc allegedly contained in industrial products such as electrical wire and cable, raw materials such as paint and joint compounds, talc-based lubricants used in rubber manufacturing or from asbestos contained in buildings and facilities located at properties owned or operated by affiliates of FCX. Many of these suits involve a large number of codefendants. Based on litigation results to date and facts currently known, FCX believes that the amounts of any such losses, individually or in the aggregate, are not material to its consolidated financial statements. There can be no assurance that future developments will not alter this conclusion.

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

Cyprus Mines has contractual indemnification rights, subject to limited reservations, against Imerys, which historically acknowledged those indemnification obligations and took responsibility for all cases tendered to it. However, in February 2019, Imerys filed for Chapter 11 bankruptcy protection, which triggered an immediate automatic stay under the federal bankruptcy code prohibiting any party from continuing or initiating litigation or asserting new claims against Imerys. As a result, Imerys stopped defending the talc lawsuits against Cyprus Mines and CAMC. In addition, Imerys took the position that it alone owns, and has the sole right to access, the proceeds of the legacy insurance coverage of Cyprus Mines and CAMC for talc liabilities. In March 2019, Cyprus Mines and CAMC challenged this position and obtained emergency relief from the bankruptcy court to gain access to the insurance until the question of ownership and contractual access could be decided in an adversary proceeding before the bankruptcy court, which is currently on hold. The bankruptcy court continues to temporarily stay approximately 950 talc lawsuits against CAMC, Cyprus Mines, FCX and Imerys but there can be no assurance that the bankruptcy court will continue to impose the interim stay.

In January 2021, Imerys filed the form of a settlement and release agreement to be entered into by CAMC, Cyprus Mines, FCX, Imerys and the other debtors, tort claimants’ committee and future claims representative in the Imerys bankruptcy. In accordance with the global settlement, among other things, (1) CAMC agreed to contribute a total of $130 million in cash to a settlement trust in seven annual installments, which will be guaranteed by FCX, and (2) CAMC and Cyprus Mines and their affiliates will contribute to the settlement trust all rights that they have to the proceeds of certain legacy insurance policies as well as indemnity rights they have against Johnson & Johnson.

Mediation to resolve open issues is complete, but the parties remain in the process of finalizing approval of the amended global settlement, which would increase the contribution from CAMC by $65 million, to $195 million. The payment terms from the initial settlement are unchanged. The global settlement continues to be subject to, among other things, votes by claimants in both the Imerys and Cyprus Mines bankruptcy cases as well as bankruptcy court approvals in both cases, and there can be no assurance that the global settlement will be approved and successfully implemented.

At December 31, 2023, FCX had a litigation reserve of $195 million associated with the proposed settlement (representing charges recorded to environmental obligations and shutdown costs of $65 million in 2023 and $130 million in 2020).

Tax Matters. FCX’s operations are in multiple jurisdictions where uncertainties arise in the application of complex tax regulations. Some of these tax regimes are defined by contractual agreements with the local government, while others are defined by general tax laws and regulations. FCX and its subsidiaries are subject to reviews of its income tax filings and other tax payments, and disputes can arise with the taxing authorities over the interpretation of its contracts or laws. The final taxes paid may be dependent upon many factors, including negotiations with taxing authorities. In certain jurisdictions, FCX pays a portion of the disputed amount before formally appealing an assessment. Such payment is recorded as a receivable if FCX believes the amount is collectible.

Cerro Verde Royalty Dispute. SUNAT (National Superintendency of Customs and Administration) assessed mining royalties on ore processed by the Cerro Verde concentrator for the period from December 2006 to December 2013. Cerro Verde contested each of these assessments because it believes that its 1998 stability agreement exempts from royalties all minerals extracted from its mining concession, irrespective of the method used for processing such minerals. During 2021, Cerro Verde paid the balance of the disputed royalty assessments and has no remaining exposure associated with the royalty dispute with the Peruvian tax authorities. No royalty assessments were issued for the years after 2013, as Cerro Verde began paying royalties on all of its production in January 2014 under its new 15-year stability agreement.

In 2020, FCX filed on its own behalf and on behalf of Cerro Verde, international arbitration proceedings against the Peruvian government under the United States-Peru Trade Promotion Agreement. The hearing on the merits took place in May 2023 and closing arguments occurred in July 2023. In 2020, SMM Cerro Verde Netherlands B.V. (SMM Cerro Verde), another shareholder of Cerro Verde, filed parallel international arbitration proceedings against the Peruvian government under the Netherlands-Peru Bilateral Investment Treaty. SMM Cerro Verde’s hearing on the merits and closing arguments took place in February 2023 and the parties are awaiting decisions from both arbitration proceedings. No amounts have been recorded for potential gain contingencies associated with the international arbitration proceedings.

Other Peru Tax Matters. Cerro Verde has also received assessments from SUNAT for additional taxes, penalties and interest related to various audit exceptions for income and other taxes. Cerro Verde has filed or will file objections to the assessments because it believes it has properly determined and paid its taxes. A summary of these assessments follows:

Tax Year	Tax Assessment	Penalties and Interest	Total
2003 to 2008	$47	$130	$177
2009	56	52	108
2010	54	126	180
2011 and 2012	42	77	119
2013	48	72	120
2014 to 2022	81	35	116
	$328	$492	$820

As of December 31, 2023, Cerro Verde had paid the $820 million of disputed tax assessments. A reserve has been applied against these payments totaling $546 million, resulting in a net receivable of $274 million (included in other assets), which Cerro Verde believes is collectible.

Cerro Verde’s income tax assessments, penalties and interest included in the table above totaled $712 million at December 31, 2023, of which $242 million has not been charged to expense.

Indonesia Tax Matters. PT-FI has received assessments from the Indonesia tax authorities for additional taxes and interest related to various audit exceptions for income and other taxes. PT-FI has filed objections to the assessments because it believes it has properly determined and paid its taxes. A summary of these assessments follows:

Tax Year	Tax Assessment	Penalties and Interest	Total
2005	$62	$29	$91
2007	45	22	67
2012 and 2013	40	36	76
2014 and 2015	104	—	104
2017	7	3	10
	$258	$90	$348

As of December 31, 2023, PT-FI had paid $189 million on these disputed tax assessments. A reserve has been applied against these payments totaling $179 million, resulting in a net receivable of $10 million (included in other assets), which PT-FI believes is collectible.

PT-FI’s income tax assessments, penalties and interest included in the table above totaled $301 million at December 31, 2023, of which $117 million has not been charged to expense.

Withholding Tax Assessments. In 2019, the Indonesia Supreme Court rendered an unfavorable decision related to a PT-FI 2005 withholding tax matter. PT-FI had also received an unfavorable Indonesia Supreme Court decision in 2017. PT-FI currently has other pending cases at the Indonesia Supreme Court related to withholding taxes for employees and other service providers for the years 2005 and 2007, which total $43 million (based on the exchange rate as of December 31, 2023, and included in accounts payable and accrued liabilities in the consolidated balance sheet at December 31, 2023), including penalties and interest.

Indonesia Regulatory Matters.
Export Licenses. In June 2023, export licenses for several exporters, including PT-FI and PT Smelting, expired. In addition, a change in regulations during 2023 required PT-FI to follow a new administrative process for the export of anode slimes. During 2023, the Indonesia government issued various regulations to address exports of unrefined metals, including regulations by Ministry of Energy and Mineral Resources (MEMR) to allow continued exports of copper concentrates through May 2024 for companies engaged in ongoing smelter development projects with construction progress greater than 50%, and regulations by the Ministry of Trade on the permitted export of various products, including copper concentrates.

In July 2023, PT-FI was granted an export license for copper concentrate and in December 2023, PT-FI was granted an export license for anode slimes, which are valid through May 2024. PT-FI and the Indonesia government are completing administrative processes to update quotas for estimated concentrate and anode slimes exports through May 2024.

PT-FI is working with the Indonesia government to obtain approvals to continue exports of copper concentrates and anode slimes subsequent to May 2024 until the Indonesia smelter projects are fully commissioned and reach designed operating conditions.

Export Duties. Refer to Note 13 for further discussion of export duties.

Smelter Development Progress. In January 2021, the Indonesia government levied an administrative fine of $149 million for the period from March 30, 2020, through September 30, 2020, against PT-FI for failing to achieve physical development progress on its Manyar smelter as of July 31, 2020. In January 2021, PT-FI responded to the Indonesia government by objecting to the fine because of events outside of its control causing a delay of the Manyar smelter’s development progress. PT-FI believes that its communications during 2020 with the Indonesia government were not properly considered before the administrative fine was levied.

In June 2021, the MEMR issued a ministerial decree for the calculation of an administrative fine for lack of smelter development in light of the COVID-19 pandemic, and in 2021, PT-FI recorded charges totaling $16 million for a potential settlement of the administrative fine. In January 2022, the Indonesia government submitted a new estimate of the administrative fine totaling $57 million, and in March 2022, PT-FI paid the administrative fine and recorded an additional charge of $41 million.

In May 2023, the MEMR issued a new decree prescribing a revised formula for administrative fines for delays in construction of smelting and refining facilities, taking into account allowances for certain delays associated with the COVID-19 pandemic as verified by a third-party. In mid-July 2023, PT-FI submitted its third-party verified calculation, which resulted in an accrual for a potential administrative fine of $55 million based on the formula prescribed by the decree related to the period from August 2020 through January 2022. PT-FI continues to discuss the applicability of this administrative fine with MEMR. Based on PT-FI’s revised smelter construction schedule, which was accepted by the Indonesia government in connection with the renewal of PT-FI’s export license in early 2022, PT-FI does not believe any additional fines should be assessed under the decree.

Smelter Assurance. The decree issued by MEMR in May 2023 also required assurance in the form of an escrow account, which can be withdrawn if smelter development progress is at least 90% on June 10, 2024. During 2023, PT-FI deposited $10 million in a joint account with the Indonesia government while it continues to discuss the applicability of the May 2023 decree. At December 31, 2023, development progress of the Indonesia smelter projects was 90.5% (refer to Note 13); as such, PT-FI does not believe additional deposits are necessary. Refer to Note 14 for discussion of PT-FI’s assurance bonds to support its commitment for smelter development in Indonesia.

Letters of Credit, Bank Guarantees and Surety Bonds.  Letters of credit and bank guarantees totaled $353 million at December 31, 2023, primarily associated with reclamation/AROs, copper concentrate shipments from PT-FI to Atlantic Copper as required by Indonesia regulations, and disputed export duties (refer to Note 13 for discussion). In addition, FCX had surety bonds totaling $497 million at December 31, 2023, primarily associated with environmental obligations and AROs.

Insurance.  FCX purchases a variety of insurance products to mitigate potential losses, which typically have specified deductible amounts or self-insured retentions and policy limits. FCX generally is self-insured for U.S. workers’ compensation but purchases excess insurance up to statutory limits. An actuarial analysis is performed twice a year on the various casualty insurance programs covering FCX’s U.S.-based mining operations, including workers’ compensation, to estimate expected losses. At December 31, 2023, FCX’s liability for expected losses under these insurance programs totaled $58 million, which consisted of a current portion of $11 million (included in accounts payable and accrued liabilities) and a long-term portion of $47 million (included in other liabilities). In addition, FCX has receivables of $20 million (a current portion of $6 million included in other accounts receivable and a long-term portion of $14 million included in other assets) for expected claims associated with these losses to be filed with insurance carriers.

NOTE 13.  COMMITMENTS AND GUARANTEES
Leases. The components of FCX’s leases presented in the consolidated balance sheets for the years ended December 31 follow:

	December 31,
	2023	2022
Lease right-of-use assets (included in property, plant, equipment and mine development costs, net)	$448	$342

Short-term lease liabilities (included in accounts payable and accrued liabilities)	$84	$38
Long-term lease liabilities (included in other liabilities)	347	294
Total lease liabilities[a]	$431	$332
a.Includes a land lease by PT-FI for the Manyar smelter totaling $130 million at December 31, 2023 and 2022. This is FCX’s only significant finance lease.

Operating lease costs, primarily included in production and delivery expense in the consolidated statements of income, for the years ended December 31 follow:

	2023		2022	2021

Operating leases	$48		$46	$42
Variable and short-term leases	126	[a]	84	62
Total operating lease costs	$174		$130	$104
a.Includes $30 million related to a variable lease component of PT-FI’s tolling arrangement with PT Smelting. Refer to Note 3 for additional discussion of PT-FI’s commercial arrangement with PT Smelting.

FCX acquired right-of-use assets through lease arrangements of $167 million in 2023, $76 million in 2022 and $176 million in 2021. FCX payments included in operating cash flows for its lease liabilities totaled $61 million in 2023, $41 million in 2022 and $54 million in 2021. FCX payments included in financing cash flows for its lease liabilities totaled $3 million in 2023, $7 million in 2022 and $25 million in 2021. As of December 31, 2023, the weighted-average discount rate used to determine the lease liabilities was 4.7% (4.1% as of December 31, 2022) and the weighted-average remaining lease term was 13.1 years (12.0 years as of December 31, 2022).

The future minimum payments for leases presented in the consolidated balance sheet at December 31, 2023, follow:

2024	$105
2025	52
2026	44
2027	38
2028	29
Thereafter	299
Total payments	567
Less amount representing interest	(136)
Present value of net minimum lease payments	431
Less current portion	(84)
Long-term portion	$347

Contractual Obligations.  At December 31, 2023, based on applicable prices on that date, FCX has unconditional purchase obligations (including take-or-pay contracts with terms less than one year) of $4.2 billion, primarily comprising the procurement of copper concentrate ($3.3 billion), transportation services ($0.3 billion) and electricity ($0.3 billion). Some of FCX’s unconditional purchase obligations are settled based on the prevailing market rate for the service or commodity purchased. In some cases, the amount of the actual obligation may change over time because of market conditions. Obligations for copper concentrate provide for deliveries of specified volumes to Atlantic Copper at market-based prices. Transportation obligations are primarily associated with contracted ocean freight agreements for our South America and Indonesia operations. Electricity obligations are primarily for long-term power purchase agreements in North America and contractual minimum demand at the South America mines.

FCX’s unconditional purchase obligations total $2.2 billion in 2024, $1.3 billion in 2025, $0.3 billion in 2026, $0.1 billion in 2027, $0.1 billion in 2028 and $0.2 billion thereafter. During the three-year period ended December 31, 2023, FCX fulfilled its minimum contractual purchase obligations.

IUPK – Indonesia. In December 2018, FCX completed the 2018 Transaction with the Indonesia government regarding PT-FI’s long-term mining rights and share ownership. Concurrent with the closing of the 2018 Transaction, the Indonesia government granted PT-FI a special mining license (IUPK) to replace its former Contract of Work, enabling PT-FI to conduct operations in the Grasberg minerals district through 2041. Under the terms of the IUPK, PT-FI was granted an extension of mining rights through 2031, with rights to extend mining rights through 2041, subject to PT-FI completing the development of additional smelting and refining capacity in Indonesia and fulfilling its defined fiscal obligations to the Indonesia government (refer to Note 12). The IUPK, and related documentation, contains legal and fiscal terms and is legally enforceable through 2041, assuming the additional extension is received. In addition, FCX, as a foreign investor, has rights to resolve investment disputes with the Indonesia government through international arbitration.

The key fiscal terms set forth in the IUPK include a 25% corporate income tax rate, a 10% profits tax on net income, and royalty rates of 4% for copper, 3.75% for gold and 3.25% for silver. PT-FI’s royalties charged against revenues totaled $338 million in 2023, $357 million in 2022 and $319 million in 2021.

Dividend distributions from PT-FI to FCX totaled $0.4 billion in 2023, $2.5 billion in 2022 and $1.0 billion in 2021, and are subject to a 10% withholding tax.

Export Duties. The IUPK required PT-FI to pay export duties of 5%, declining to 2.5% when smelter development progress exceeded 30% and eliminated when development progress for additional smelting and refining capacity in Indonesia exceeded 50%. In December 2022, PT-FI received approval, based on construction progress achieved, for a reduction in export duties from 5% to 2.5%, which was effective immediately. In March 2023, the Indonesia government further verified that construction progress of the Manyar smelter exceeded 50% and PT-FI’s export duties were eliminated effective March 29, 2023.

In July 2023, the Ministry of Finance issued a revised regulation on duties for various exported products, including copper concentrates. Under the revised regulation PT-FI was assessed export duties for copper concentrates at 7.5% in the second half of 2023 (totaling $307 million). For 2024, the revised regulation assesses export duties for copper concentrates at 10% for companies with smelter progress of 70% to 90% and at 7.5% for companies with smelter progress exceeding 90%. As of December 31, 2023, construction progress of the Indonesia smelter projects exceeded 90%; however, PT-FI is subject to the 10% export duty in 2024 until it receives a revised concentrate export license (after which PT-FI expects to be subject to the 7.5% export duty). PT-FI’s export duties totaled $324 million in 2023, $307 million in 2022 and $218 million in 2021. PT-FI also continues to discuss the applicability of the revised regulation with the Indonesia government because of inconsistencies with its IUPK.

Chiyoda Contract. In July 2021, PT-FI awarded a construction contract to Chiyoda for the construction of the Manyar smelter in Gresik, Indonesia with an estimated contract cost of $2.8 billion. The smelter is expected to be commissioned during 2024.

Indemnification. The PT-FI divestment agreement, discussed in Note 3, provides that FCX will indemnify MIND ID and PTI from any losses (reduced by receipts) arising from any tax disputes of PT-FI disclosed to MIND ID in a Jakarta, Indonesia tax court letter limited to PTI’s respective percentage share at the time the loss is finally incurred. Any net obligations arising from any tax settlement would be paid on December 21, 2025. FCX had accrued $75 million as of December 31, 2023, and $74 million as of December 31, 2022, (included in other liabilities in the consolidated balance sheets) related to this indemnification.

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

PT-FI is committed to the continued funding of YPMAK programs and the land rights trust funds, as well as for other local-community development initiatives through 2041 and has made and expects to continue making annual investments in public health, education and local economic development. PT-FI recorded charges totaling $123 million in both 2023 and 2022 and $109 million in 2021 to production and delivery costs for social and economic development programs.

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

Derivatives Designated as Hedging Instruments – Fair Value Hedges

Copper Futures and Swap Contracts. Some of FCX’s U.S. copper rod and cathode customers request a fixed market price instead of the COMEX average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures or swap contracts. Hedging gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses resulting from hedge ineffectiveness during the three years ended December 31, 2023. At December 31, 2023, FCX held copper futures and swap contracts that qualified for hedge accounting for 78 million pounds at an average contract price of $3.85 per pound, with maturities through November 2025.

Summary of Gains (Losses). A summary of realized and unrealized gains (losses) recognized in revenues for derivative financial instruments related to commodity contracts that are designated and qualify as fair value hedge transactions, including on the related hedged item for the years ended December 31 follows:

	2023	2022	2021
Copper futures and swap contracts:
Unrealized gains (losses):
Derivative financial instruments	$3	$(11)	$(4)
Hedged item – firm sales commitments	(3)	11	4

Realized (losses) gains:
Matured derivative financial instruments	(4)	(63)	65
Derivatives Not Designated as Hedging Instruments
Embedded Derivatives. Certain FCX sales contracts provide for provisional pricing primarily based on the LME copper price or the COMEX copper price and the London gold price at the time of shipment as specified in the contract. FCX receives market prices based on prices in the specified future month, which results in price fluctuations recorded in revenues until the date of settlement.

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

A summary of FCX’s embedded derivatives at December 31, 2023, follows:

	Open	Average Price Per Unit		Maturities
	Positions	Contract	Market	Through
Embedded derivatives in provisional sales contracts:
Copper (millions of pounds)	469	$3.74	$3.87	May 2024
Gold (thousands of ounces)	223	2,013	2,078	May 2024
Embedded derivatives in provisional purchase contracts:
Copper (millions of pounds)	155	3.72	3.86	April 2024

Copper Forward Contracts. Atlantic Copper, FCX’s wholly owned smelting and refining unit in Spain, enters into copper forward contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in production and delivery costs. At December 31, 2023, Atlantic Copper held net copper forward sales contracts for 31 million pounds at an average contract price of $3.82 per pound, with maturities through February 2024.

Summary of Gains (Losses). A summary of the realized and unrealized gains (losses) recognized in operating income for commodity contracts that do not qualify as hedge transactions, including embedded derivatives, for the years ended December 31 follows:

	2023	2022	2021
Embedded derivatives in provisional sales contracts[a]:
Copper	$97	$(479)	$425
Gold and other metals	55	(12)	(2)
Copper forward contracts[b]	(6)	37	(15)
a.Amounts recorded in revenues.
b.Amounts recorded in cost of sales as production and delivery costs.

Unsettled Derivative Financial Instruments
A summary of the fair values of unsettled commodity derivative financial instruments follows:

	December 31,
	2023	2022
Commodity Derivative Assets:
Derivatives designated as hedging instruments:
Copper futures and swap contracts	$4	$3
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional sales/purchase contracts	76	166
Copper forward contracts	—	1
Total derivative assets	$80	$170

Commodity Derivative Liabilities:
Derivatives designated as hedging instruments:
Copper futures and swap contracts	$—	$3
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional sales/purchase contracts	23	39
Copper forward contracts	1	—
Total derivative liabilities	$24	$42
FCX’s commodity contracts have netting arrangements with counterparties with which the right of offset exists, and it is FCX’s policy to generally offset balances by contract on its balance sheet. FCX’s embedded derivatives on provisional sales/purchase contracts are netted with the corresponding outstanding receivable/payable balances.

A summary of these net unsettled commodity contracts in the balance sheet follows (there were no offsetting amounts at December 31, 2023 and 2022):

	Assets at December 31,		Liabilities at December 31,
	2023	2022	2023	2022

Amounts presented in balance sheet:
Commodity contracts:
Embedded derivatives in provisional
sales/purchase contracts	$76	$166	$23	$39
Copper derivatives	4	4	1	3
	$80	$170	$24	$42

Balance sheet classification:
Trade accounts receivable	$76	$163	$2	$7
Other current assets	4	4	—	—
Accounts payable and accrued liabilities	—	3	22	34
Other liabilities	—	—	—	1
	$80	$170	$24	$42

Credit Risk. FCX is exposed to credit loss when financial institutions with which it has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. As of December 31, 2023, the maximum amount of credit exposure associated with derivative transactions was $80 million.

Other Financial Instruments. Other financial instruments include cash, cash equivalents, restricted cash and cash equivalents, accounts receivable, investment securities, legally restricted trust assets, accounts payable and accrued liabilities, accrued income taxes, dividends payable and debt. The carrying value for these financial instruments classified as current assets or liabilities approximates fair value because of their short-term nature and generally negligible credit losses (refer to Note 15 for the fair values of investment securities, legally restricted funds and debt). In addition, as of December 31, 2023, FCX has contingent consideration assets related to the sales of certain oil and gas properties (refer to Note 15 for the related fair values).

Cash, Cash Equivalents and Restricted Cash and Cash Equivalents. The following table provides a reconciliation of total cash, cash equivalents and restricted cash and cash equivalents presented in the consolidated statements of cash flows:

	December 31,
	2023		2022
Balance sheet components:
Cash and cash equivalents[a]	$4,758		$8,146
Restricted cash and cash equivalents, current	1,208	[b]	111
Restricted cash and cash equivalents, long-term – included in other assets	97		133
Total cash, cash equivalents and restricted cash and cash equivalents presented in the consolidated statements of cash flows	$6,063		$8,390
a.Includes time deposits of $0.3 billion at December 31, 2023, and $0.5 billion at December 31, 2022, and cash designated for smelter development projects totaling $0.2 billion at December 31, 2023, and $1.8 billion at December 31, 2022.
b.Includes (i) $1.1 billion associated with 30% of PT-FI’s export proceeds required to be temporarily deposited in Indonesia banks for 90 days in accordance with a 2023 regulation issued by the Indonesia government and (ii) $145 million in assurance bonds to support PT-FI’s commitment for smelter development in Indonesia. The terms for $135 million of the assurance bonds have been fulfilled, and in August 2023, PT-FI submitted a request to MEMR for their release.

NOTE 15.  FAIR VALUE MEASUREMENT
Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). FCX did not have any significant transfers in or out of Level 3 for 2023.

FCX’s financial instruments are recorded on the consolidated balance sheets at fair value except for contingent consideration associated with the sale of the Deepwater GOM oil and gas properties (which was recorded under the loss recovery approach) and debt. A summary of the carrying amount and fair value of FCX’s financial instruments (including those measured at NAV as a practical expedient), other than cash, cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, accrued income taxes and dividends payable (refer to Note 14) follows:

	At December 31, 2023
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$27	$27	$27	$—	$—	$—
Equity securities	6	6	—	6	—	—
Total	33	33	27	6	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	65	65	65	—	—	—
Government mortgage-backed securities	51	51	—	—	51	—
Government bonds and notes	37	37	—	—	37	—
Corporate bonds	29	29	—	—	29	—
Money market funds	17	17	—	17	—	—
Asset-backed securities	12	12	—	—	12	—
Collateralized mortgage-backed securities	1	1	—	—	1	—
Total	212	212	65	17	130	—

Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross asset position	76	76	—	—	76	—
Copper futures and swap contracts	4	4	—	3	1	—
Total	80	80	—	3	77	—

Contingent consideration for the sale of the Deepwater GOM oil and gas properties[a]	50	42	—	—	—	42

Liabilities
Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross liability position	23	23	—	—	23	—
Copper forward contracts	1	1	—	1	—	—
Total	24	24	—	1	23	—

Long-term debt, including current portion[d]	9,422	9,364	—	—	9,364	—

	At December 31, 2022
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$25	$25	$25	$—	$—	$—
Equity securities	7	7	—	7	—	—
Total	32	32	25	7	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	56	56	56	—	—	—
Government mortgage-backed securities	37	37	—	—	37	—
Government bonds and notes	34	34	—	—	34	—
Corporate bonds	31	31	—	—	31	—
Asset-backed securities	17	17	—	—	17	—
Money market funds	3	3	—	3	—	—
Collateralized mortgage-backed securities	3	3	—	—	3	—
Total	181	181	56	3	122	—

Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross asset position	166	166	—	—	166	—
Copper futures and swap contracts	3	3	—	3	—	—
Copper forward contracts	1	1	—	1	—	—
Total	170	170	—	4	166	—

Contingent consideration for the sale of the Deepwater GOM oil and gas properties[a]	67	57	—	—	—	57

Liabilities
Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross liability position	39	39	—	—	39	—
Copper forward contracts	3	3	—	—	3	—
Total	42	42	—	—	42	—

Long-term debt, including current portion[d]	10,620	10,097	—	—	10,097	—
a.Current portion included in other current assets and long-term portion included in other assets.
b.Excludes amounts included in restricted cash and cash equivalents and other assets (which approximated fair value), primarily associated with (i) PT-FI’s export proceeds ($1.1 billion at December 31, 2023), (ii) assurance bonds to support PT-FI’s commitment for additional smelter development in Indonesia ($145 million at December 31, 2023, and $133 million at December 31, 2022) and (iii) PT-FI’s mine closure and reclamation guarantees ($97 million at December 31, 2023, and $103 million at December 31, 2022).
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

In December 2016, FCX’s sale of its Deepwater GOM oil and gas properties included up to $150 million in contingent consideration that was recorded at the total amount under the loss recovery approach. The contingent consideration is being received over time as future cash flows are realized from a third-party production handling agreement for an offshore platform, with the related payments commencing in 2018. The contingent consideration included in (i) other current assets totaled $12 million at December 31, 2023, and $20 million at December 31, 2022, and (ii) other assets totaled $38 million at December 31, 2023, and $47 million at December 31, 2022. The fair value of this contingent consideration was calculated based on a discounted cash flow model using inputs that include third-party estimates for reserves, production rates and production timing, and discount rates. Because significant inputs are not observable in the market, the contingent consideration is classified within Level 3 of the fair value hierarchy.

Long-term debt, including current portion, is primarily valued using available market quotes and, as such, is classified within Level 2 of the fair value hierarchy.

The techniques described above may produce a fair value that may not be indicative of NRV or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with other market participants, the use of different techniques or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the techniques used at December 31, 2023, as compared to those techniques used at December 31, 2022.

A summary of the changes in the fair value of FCX’s Level 3 instrument, contingent consideration for the sale of the Deepwater GOM oil and gas properties, for the years ended December 31 follows:

	2023	2022	2021
Balance at beginning of year	$57	$81	$88
Net unrealized gains (losses) related to assets still held at the end of the year	1	(1)	12
Settlements	(16)	(23)	(19)
Balance at end of year	$42	$57	$81

NOTE 16.  BUSINESS SEGMENT INFORMATION
Product Revenues. FCX’s revenues attributable to the products it sold for the years ended December 31 follow:

	2023	2022	2021
Copper:
Concentrate	$7,127	$9,650	$8,705
Cathode	6,629	5,134	5,900
Rod and other refined copper products	3,659	3,699	3,369
Purchased copper[a]	416	481	757
Gold	3,472	3,397	2,580
Molybdenum	2,006	1,416	1,283
Other[b]	585	688	821
Adjustments to revenues:
Treatment charges[c]	(538)	(503)	(445)
Royalty expense[d]	(346)	(366)	(330)
PT-FI export duties[e]	(307)	(325)	(218)
Revenues from contracts with customers	22,703	23,271	22,422
Embedded derivatives[f]	152	(491)	423
Total consolidated revenues	$22,855	$22,780	$22,845
a.FCX purchases copper cathode primarily for processing by its Rod & Refining operations.
b.Primarily includes revenues associated with silver and, prior to 2022, cobalt.
c.Treatment charges for the year 2023 exclude tolling costs paid to PT Smelting, which are recorded as production costs in the consolidated statements of income.
d.Reflects royalties on sales from PT-FI and Cerro Verde that will vary with the volume of metal sold and prices.
e.Refer to Note 13 for further discussion of PT-FI export duties. Amounts include credits (charges) of $17 million in 2023 and $(18) million in 2022 associated with adjustments to prior-period export duties.
f.Refer to Note 14 for discussion of embedded derivatives related to FCX’s provisionally priced concentrate and cathode sales contracts.

Geographic Area. Information concerning financial data by geographic area follows:

	December 31,
	2023	2022
Long-lived assets:[a]
Indonesia	$20,602	$18,121
U.S.	9,386	8,801
Peru	6,563	6,727
Chile	1,105	1,103
Other	355	309
Total	$38,011	$35,061
a.Excludes deferred tax assets and intangible assets.

	Years Ended December 31,
	2023	2022	2021
Revenues:[a]
U.S.	$7,264	$7,339	$7,168
Switzerland	3,971	2,740	3,682
Japan	3,431	2,462	2,372
Spain	1,251	1,174	1,495
Singapore	1,178	1,492	156
China	1,081	929	1,044
Indonesia	767	3,026	3,132
Germany	714	632	469
Chile	428	383	343
Philippines	396	249	264
India	354	330	207
South Korea	267	302	270
Egypt	229	149	268
United Kingdom	171	355	659
Other	1,353	1,218	1,316
Total	$22,855	$22,780	$22,845
a.Revenues are attributed to countries based on the location of the customer.

Major Customers and Affiliated Companies. Copper concentrate sales to PT Smelting totaled 13% of FCX’s consolidated revenues in 2022 and 14% in 2021, and they are the only customer that accounted for 10% or more of FCX’s annual consolidated revenues during the three years ended December 31, 2023.

Consolidated revenues include sales to the noncontrolling interest owners of FCX’s South America mining operations and Morenci’s joint venture partners totaling $1.4 billion in 2023, $1.7 billion in 2022 and $1.4 billion in 2021. Consolidated revenues also include PT-FI’s sales to PT Smelting totaling $27 million in 2023 (reflecting adjustments to prior period provisionally priced concentrate sales), $3.0 billion in 2022 and $3.1 billion in 2021 as well as sales to PT-FI’s partner in PT Smelting, MMC, totaling $2.0 billion in 2023, $0.6 billion in 2022 and $0.4 billion in 2021.

As discussed in Note 3, beginning January 1, 2023, PT-FI’s commercial arrangement with PT Smelting changed from a copper concentrate sales agreement to a tolling arrangement, and there are no further sales from PT-FI to PT Smelting.

Labor Matters. As of December 31, 2023, approximately 29% of FCX’s global labor force was covered by collective bargaining agreements, and approximately 16% was covered by agreements that will or were scheduled to expire during 2024 (including the collective bargaining agreement with PT-FI’s unions that is effective through March 2024) or that had expired as of December 31, 2023, and continue to be negotiated.

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

FCX defers recognizing profits on sales from its mining operations to Atlantic Copper Smelting & Refining until final sales to third parties occur. FCX also deferred recognizing profit on 39.5% of PT-FI’s sales to PT Smelting from April 30, 2021, to December, 31, 2022, and 25.0% prior to April 30, 2021, until final sales to third parties occurred. As discussed in Note 3, beginning January 1, 2023, PT-FI’s commercial arrangement with PT Smelting changed and there are no further sales from PT-FI to PT Smelting. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices result in variability in FCX’s net deferred profits and quarterly earnings.

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

North America Copper Mines. FCX operates seven open-pit copper mines in North America – Morenci, Safford (including Lone Star), Bagdad, Sierrita and Miami in Arizona, and Chino and Tyrone in New Mexico. The North America copper mines include open-pit mining, sulfide-ore concentrating, leaching and SX/EW operations. A majority of the copper produced at the North America copper mines is cast into copper rod by FCX’s Rod & Refining segment. In addition to copper, certain of FCX’s North America copper mines also produce molybdenum concentrate, gold and silver.

The Morenci open-pit mine, located in southeastern Arizona, produces copper cathode and copper concentrate. In addition to copper, the Morenci mine also produces molybdenum concentrate. During 2023, the Morenci mine produced 43% of FCX’s North America copper and 14% of FCX’s consolidated copper production.

South America Mining. South America mining includes two operating copper mines – Cerro Verde in Peru and El Abra in Chile. These operations include open-pit mining, sulfide-ore concentrating, leaching and SX/EW operations.

The Cerro Verde open-pit copper mine, located near Arequipa, Peru, produces copper cathode and copper concentrate. In addition to copper, the Cerro Verde mine also produces molybdenum concentrate and silver. During 2023, the Cerro Verde mine produced 82% of FCX’s South America copper and 23% of FCX’s consolidated copper production.

Indonesia Mining. Indonesia mining includes PT-FI’s Grasberg minerals district that produces copper concentrate that contains significant quantities of gold and silver. During 2023, PT-FI’s Grasberg minerals district produced 39% of FCX’s consolidated copper production and 99% of FCX’s consolidated gold production.

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

Atlantic Copper Smelting & Refining. Atlantic Copper smelts and refines copper concentrate and markets refined copper and precious metals in slimes. During 2023, Atlantic Copper purchased 3% of its concentrate requirements from FCX’s North America copper mines, 17% from FCX’s South America mining operations and 20% from FCX’s Indonesia mining operations, with the remainder purchased from unaffiliated third parties.

Corporate, Other & Eliminations. Corporate, Other & Eliminations consists of FCX’s other mining, oil and gas operations and other corporate and elimination items, which include the Miami smelter, Freeport Cobalt (until its sale in September 2021), molybdenum conversion facilities in the U.S. and Europe, the Indonesia smelter projects, certain non-operating copper mines in North America (Ajo, Bisbee and Tohono in Arizona) and other mining support entities.

Financial Information by Business Segment

	North America Copper Mines			South America Mining
												Atlantic	Corporate,
												Copper	Other
				Cerro				Indonesia		Molybdenum	Rod &	Smelting	& Elimi-		FCX
	Morenci	Other	Total	Verde		Other	Total	Mining		Mines	Refining	& Refining	nations		Total
Year Ended December 31, 2023
Revenues:
Unaffiliated customers	$91	$152	$243	$3,330		$824	$4,154	$7,816	[a]	$—	$5,886	$2,791	$1,965	[b]	$22,855
Intersegment	2,328	3,745	6,073	787		—	787	621		677	40	19	(8,217)		—
Production and delivery	1,730	3,048	4,778	2,529		710	3,239	2,552	[c]	439	5,901	2,718	(6,000)		13,627
Depreciation, depletion and amortization	175	243	418	395		64	459	1,028		66	5	28	64		2,068
Selling, general and administrative expenses	2	2	4	9		—	9	129		—	—	28	309		479
Mining exploration and research expenses	—	3	3	—		—	—	—		—	—	—	134		137
Environmental obligations and shutdown costs	(1)	28	27	—		—	—	—		—	—	—	292		319
Operating income (loss)	513	573	1,086	1,184		50	1,234	4,728		172	20	36	(1,051)		6,225

Interest expense, net	—	1	1	77	[d]	—	77	42		—	—	31	364		515
Net gain on early extinguishment of debt	—	—	—	—		—	—	—		—	—	—	10		10
Other (expense) income, net	(5)	3	(2)	(13)		11	(2)	127		(1)	(2)	(8)	174		286
Provision for (benefit from) income taxes	—	—	—	495		17	512	1,774		—	—	—	(16)		2,270
Equity in affiliated companies’ net earnings	—	—	—	—		—	—	10		—	—	—	5		15
Net income (loss) attributable to noncontrolling interests	—	—	—	300		36	336	1,614	[e]	—	—	—	(47)		1,903
Total assets at December 31, 2023	3,195	5,996	9,191	8,120		1,930	10,050	21,655		1,782	172	1,326	8,330		52,506
Capital expenditures	232	529	761	271		97	368	1,696		84	13	64	1,838	[f]	4,824

	North America Copper Mines			South America Mining
											Atlantic		Corporate,
											Copper		Other
				Cerro			Indonesia		Molybdenum	Rod &	Smelting		& Elimi-		FCX
	Morenci	Other	Total	Verde	Other	Total	Mining		Mines	Refining	& Refining		nations		Total
Year Ended December 31, 2022
Revenues:
Unaffiliated customers	$175	$253	$428	$3,444	$768	$4,212	$8,028	[a]	$—	$6,281	$2,439		$1,392	[b]	$22,780
Intersegment	2,514	3,768	6,282	506	—	506	398		565	31	4		(7,786)		—
Production and delivery	1,550	2,827	4,377	2,369	705	3,074	2,684	[c]	359	6,330	2,452	[g]	(6,206)		13,070
Depreciation, depletion and amortization	177	233	410	357	51	408	1,025		74	5	27		70		2,019
Selling, general and administrative expenses	2	3	5	8	—	8	117		—	—	25		265		420
Mining exploration and research expenses	—	1	1	—	—	—	—		—	—	—		114		115
Environmental obligations and shutdown costs	(5)	1	(4)	—	—	—	—		—	—	—		125		121
Net gain on sales of assets	—	—	—	—	—	—	—		—	—	—		(2)		(2)
Operating income (loss)	965	956	1,921	1,216	12	1,228	4,600		132	(23)	(61)		(760)		7,037

Interest expense, net	1	1	2	15	—	15	40		—	—	15		488		560
Net (loss) gain on early extinguishment of debt	—	—	—	—	—	—	(11)		—	—	—		42		31
Other (expense) income, net	(2)	(30)	(32)	13	4	17	124		—	(1)	13		86		207
Provision for (benefit from) income taxes	—	—	—	461	(8)	453	1,820		—	—	(1)		(5)		2,267
Equity in affiliated companies’ net earnings	—	—	—	—	—	—	24		—	—	—		7		31
Net income attributable to noncontrolling interests	—	—	—	372	35	407	592	[e]	—	—	—		12		1,011
Total assets at December 31, 2022	3,052	5,552	8,604	8,398	1,873	10,271	20,639		1,697	183	1,262		8,437		51,093
Capital expenditures	263	334	597	164	140	304	1,575		33	9	76		875	[f]	3,469

Financial Information by Business Segment (continued)

	North America Copper Mines			South America Mining
												Atlantic	Corporate,
												Copper	Other
				Cerro				Indonesia		Molybdenum	Rod &	Smelting	& Elimi-		FCX
	Morenci	Other	Total	Verde		Other	Total	Mining		Mines	Refining	& Refining	nations		Total
Year Ended December 31, 2021
Revenues:
Unaffiliated customers	$82	$180	$262	$3,736		$720	$4,456	$7,241	[a]	$—	$6,356	$2,961	$1,569	[b]	$22,845
Intersegment	2,728	3,835	6,563	460		—	460	282		444	29	—	(7,778)		—
Production and delivery	1,239	2,235	3,474	2,000	[h]	429	2,429	2,425	[c]	254	6,381	2,907	(5,838)	[g]	12,032
Depreciation, depletion and amortization	152	217	369	366		47	413	1,049		67	5	28	67		1,998
Selling, general and administrative expenses	2	2	4	8		—	8	111		—	—	24	236		383
Mining exploration and research expenses	—	1	1	—		—	—	—		—	—	—	54		55
Environmental obligations and shutdown costs	—	(1)	(1)	—		—	—	—		—	—	—	92		91
Net gain on sales of assets	—	—	—	—		—	—	—		—	—	(19)	(61)	[i]	(80)
Operating income (loss)	1,417	1,561	2,978	1,822		244	2,066	3,938		123	(1)	21	(759)		8,366

Interest expense, net	—	1	1	28		—	28	48		—	—	6	519		602
Other income (expense), net	6	9	15	30		13	43	(152)		1	1	12	(25)		(105)
Provision for (benefit from) income taxes	—	—	—	730		90	820	1,524	[j]	—	—	—	(45)		2,299
Equity in affiliated companies’ net earnings (losses)	—	—	—	—		—	—	6		—	—	—	(1)		5
Net income (loss) attributable to noncontrolling interests	—	—	—	526		76	602	459	[e]	—	—	—	(2)		1,059
Total assets at December 31, 2021	2,708	5,208	7,916	8,694		1,921	10,615	18,971		1,713	228	1,318	7,261		48,022
Capital expenditures	135	207	342	132		30	162	1,296		6	2	34	273	[f]	2,115
a.Includes sales to PT Smelting totaling $27 million in 2023 (reflecting adjustments to prior period provisionally priced concentrate sales), $3.0 billion in 2022 and $3.1 billion in 2021.
b.Includes revenues from FCX’s molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America and South America copper mines.
c.Includes charges for administrative fines of $55 million in 2023, $41 million in 2022 and $16 million in 2021. Includes credits totaling $112 million in 2023 to correct certain inputs in the historical PT-FI ARO model and charges totaling $116 million in 2022 and $340 million in 2021 associated with ARO adjustments. Refer to Note 12 for further discussion.
d.Includes $74 million of interest charges associated with Cerro Verde’s contested tax rulings issued by the Peruvian Supreme Court, partly offset by a $13 million credit for the settlement of interest on Cerro Verde’s historical profit sharing liability.
e.FCX’s economic interest in PT-FI is 48.76% and prior to January 1, 2023, it approximated 81%. Refer to Note 1 for further discussion of first-quarter 2023 gold sales volumes that were attributed approximately 81% to FCX in accordance with the PT-FI shareholders agreement.
f.Primarily includes capital expenditures for the Indonesia smelter projects.
g.Includes maintenance charges and idle facility costs associated with major maintenance turnarounds at Atlantic Copper totaling $41 million in 2022 and at the Miami smelter totaling $87 million in 2021.
h.Includes nonrecurring charges totaling $92 million associated with labor-related costs at Cerro Verde for agreements reached with its hourly employees.
i.Includes a $60 million gain on the sale of FCX’s remaining cobalt business located in Kokkola, Finland. Refer to Note 2 for further discussion.
j.Includes net tax benefits of $189 million associated with the release of a portion of the valuation allowance recorded against PT Rio Tinto NOLs. Refer to Note 11 for further discussion.

NOTE 17.  SUPPLEMENTARY MINERAL RESERVE INFORMATION (UNAUDITED)
Recoverable proven and probable mineral reserves as of December 31, 2023, have been prepared using industry accepted practice and conform to the disclosure requirements under Subpart 1300 of SEC Regulation S-K. FCX’s proven and probable mineral reserves may not be comparable to similar information regarding mineral reserves disclosed in accordance with the guidance in other countries. Proven and probable mineral reserves were determined by the use of mapping, drilling, sampling, assaying and evaluation methods generally applied in the mining industry. Mineral reserves, as used in the reserve data presented here, mean an estimate of tonnage and grade of measured and indicated mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. Proven mineral reserves are the economically mineable part of a measured mineral resource. To classify an estimate as a proven mineral reserve, the qualified person must possess a high degree of confidence of tonnage, grade and quality. Probable mineral reserves are the economically mineable part of an indicated or, in some cases, a measured mineral resource. The qualified person’s level of confidence will be lower in determining a probable mineral reserve than it would be in determining a proven mineral reserve. To classify an estimate as a probable mineral reserve, the qualified person’s confidence must still be sufficient to demonstrate that extraction is economically viable considering reasonable investment and market assumptions.

FCX’s mineral reserve estimates are based on the latest available geological and geotechnical studies. FCX conducts ongoing studies of its ore bodies to optimize economic values and to manage risk. FCX revises its mine plans and estimates of proven and probable mineral reserves as required in accordance with the latest available studies.

Estimated recoverable proven and probable mineral reserves at December 31, 2023, were determined using metals price assumptions of $3.00 per pound for copper, $1,500 per ounce for gold and $12 per pound for molybdenum. For the three-year period ended December 31, 2023, LME copper settlement prices averaged $4.02 per pound, London PM gold prices averaged $1,846 per ounce and the weekly average price for molybdenum quoted by Platts Metals Daily averaged $19.62 per pound.

The recoverable proven and probable mineral reserves presented in the table below represent the estimated metal quantities from which FCX expects to be paid after application of estimated metallurgical recoveries and smelter recoveries, where applicable.

	Estimated Recoverable Proven and Probable Mineral Reserves
	at December 31, 2023
	Copper[a] (billion pounds)	Gold (million ounces)	Molybdenum (billion pounds)
North America	44.7	0.6	2.66
South America	30.5	—	0.68
Indonesia[b]	29.0	23.9	—
Consolidated basis[c]	104.1	24.5	3.34
Net equity interest[b,d]	75.1	12.2	3.02
Note: Totals may not foot because of rounding.
a.Estimated consolidated recoverable copper reserves included 1.5 billion pounds in leach stockpiles and 0.3 billion pounds in mill stockpiles.
b.Estimated recoverable proven and probable mineral reserves from Indonesia reflect estimates of minerals that can be recovered through 2041. As a result, PT-FI’s current long-term mine plan and planned operations are based on the assumption that PT-FI will abide by the terms and conditions of the IUPK and will be granted the 10-year extension from 2031 through 2041 (refer to Note 13 for discussion of PT-FI’s IUPK). As a result, PT-FI will not mine all of these mineral reserves during the initial term of the IUPK. Prior to the end of 2031, PT-FI expects to mine 43% of its proven and probable recoverable mineral reserves at December 31, 2023, representing 47% of FCX’s net equity share of recoverable copper reserves and 49% of FCX’s net equity share of recoverable gold reserves.
c.Consolidated mineral reserves represent estimated metal quantities after reduction for joint venture partner interests at the Morenci mine in North America (refer to Note 3 for further discussion). Excluded from the table above were FCX’s estimated recoverable proven and probable mineral reserves of 329 million ounces of silver, which were determined using $20 per ounce.
d.Net equity interest mineral reserves represent estimated consolidated metal quantities further reduced for noncontrolling interest ownership (refer to Note 3 for further discussion of FCX’s ownership in subsidiaries). Excluded from the table above were FCX’s estimated recoverable proven and probable mineral reserves of 218 million ounces of silver.

		Estimated Recoverable Proven and Probable Mineral Reserves
		at December 31, 2023
		Ore[a] (million metric tons)		Average Ore Grade Per Metric Ton[a]				Recoverable Proven and Probable Mineral Reserves[b]
	FCX’s Interest	FCX’s Interest	100% Basis	Copper (%)	Gold (grams)		Molybdenum (%)	Copper (billion pounds)		Gold (million ounces)	Molybdenum (billion pounds)
North America
Production stage:
Morenci	72%	2,750	3,819	0.22	—		0.01	12.6		—	0.23
Sierrita	100%	2,398	2,398	0.23	—	[c]	0.02	10.0		0.1	0.99
Bagdad	100%	2,473	2,473	0.35	—	[c]	0.02	15.9		0.2	0.89
Safford, including Lone Star	100%	1,038	1,038	0.40	—		—	6.7		—	—
Chino, including Cobre	100%	346	346	0.44	0.03		—	2.7		0.3	—
Climax	100%	149	149	—	—		0.15	—		—	0.46
Henderson	100%	48	48	—	—		0.16	—		—	0.15
Tyrone	100%	90	90	0.17	—		—	0.3		—	—
Miami	100%	—	—	—	—		—	0.1	[c]	—	—

South America
Production stage:
Cerro Verde	53.56%	2,189	4,087	0.34	—		0.01	27.0		—	0.68
El Abra	51%	337	660	0.44	—		—	3.5		—	—

Indonesia[d]
Production stage:
Grasberg Block Cave	48.76%	379	777	1.02	0.68		—	14.7		11.3	—
Deep Mill Level Zone	48.76%	163	333	0.80	0.63		—	4.9		5.3	—
Big Gossan	48.76%	24	49	2.26	0.93		—	2.2		1.0	—

Development stage:
Kucing Liar	48.76%	188	385	1.05	0.92		—	7.1		6.3	—
Total 100% basis			16,653					107.7		24.5	3.40
Consolidated basis[e]			15,584					104.1		24.5	3.34
FCX’s net equity interest[f]			12,571					75.1		12.2	3.02
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

(b)           Changes in internal controls over financial reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)           Management’s annual report on internal control over financial reporting and the report thereon of Ernst & Young LLP are included herein under Item 8. “Financial Statements and Supplementary Data.”

Item 9B.  Other Information.

(b) During the quarter ended December 31, 2023, no director or officer of FCX adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item regarding our executive officers appears in a separately captioned heading after Item 4. “Information About Our Executive Officers” in Part I of this report.

We have a Principles of Business Conduct, which defines the expected behavior of our Board of Directors and all of our employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, and persons performing similar functions. We have posted a copy of our Principles of Business Conduct on our website at fcx.com under “About Us – Corporate Governance – Governance Documents.” Amendments to, or waivers of, our Principles of Business Conduct granted to any of our directors or executive officers will be published promptly on our website at fcx.com.

The information required by this item is incorporated by reference to “Information About Director Nominees,” “Board Committees,” and “Board and Committee Independence; Audit Committee Financial Experts,” in our definitive proxy statement to be filed with the United States Securities and Exchange Commission (SEC), relating to our 2024 annual meeting of stockholders.

Item 11.  Executive Compensation.

The information required by this item is incorporated herein by reference to “Director Compensation” and “Executive Officer Compensation” in our definitive proxy statement to be filed with the SEC, relating to our 2024 annual meeting of stockholders.

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
The following table presents information regarding our equity compensation plans as of December 31, 2023:

	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	15,506,281	a	$15.62	20,488,378
Equity compensation plans not approved by security holders	13,500	b		—
Total	15,519,781		$15.62	20,488,378

a.Includes shares of our common stock issuable upon the vesting of 3,225,125 restricted stock units (RSUs) and 2,324,250 performance share units at maximum performance levels, and the termination of deferrals with respect to 1,215,900 RSUs that were vested as of December 31, 2023. These awards are not reflected in column (b) because they do not have an exercise price. The number of securities to be issued in column (a) does not include RSUs that are payable solely in cash.
b.Represents securities to be issued under awards assumed in our acquisition of McMoRan Exploration Co. The shares are issuable upon the termination of deferrals with respect to 13,500 RSUs that were vested as of December 31, 2023, and the awards are not reflected in column (b) because they do not have an exercise price.
The other information required by this item is incorporated by reference to “Stock Ownership of Directors and Executive Officers” and “Stock Ownership of Certain Beneficial Owners” in our definitive proxy statement to be filed with the SEC, relating to our 2024 annual meeting of stockholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to “Certain Transactions” and “Board and Committee Independence; Audit Committee Financial Experts” in our definitive proxy statement to be filed with the SEC, relating to our 2024 annual meeting of stockholders.

Item 14.  Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to “Independent Registered Public Accounting Firm” in our definitive proxy statement to be filed with the SEC (including fees billed to us by Ernst & Young, PCAOB ID No. 42), relating to our 2024 annual meeting of stockholders.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Freeport-McMoRan Inc.

We have audited the consolidated financial statements of Freeport-McMoRan Inc. (the Company) as of December 31, 2023 and 2022, for each of the three years in the period ended December 31, 2023, and have issued our report thereon dated February 15, 2024 included elsewhere in this Form 10-K. Our audits of the consolidated financial statements included the financial statement schedule listed in Item 15 (a)(2) of this Form 10-K (the “schedule”). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s schedule based on our audits.

In our opinion, the schedule presents fairly, in all material respects, the information set forth therein when considered in conjunction with the consolidated financial statements.

/s/ Ernst & Young LLP

Phoenix, Arizona
February 15, 2024

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (In millions)

		Additions (Deductions)
	Balance at	Charged to		Charged to				Balance at
	Beginning of	Costs and		Other		Other		End of
	Year	Expense		Accounts		Deductions		Year
Reserves and allowances deducted
from asset accounts:
Valuation allowance for deferred tax assets
Year Ended December 31, 2023	$3,985	$(80)	[a]	$(11)	[b]	$—		$3,894
Year Ended December 31, 2022	4,087	(87)	[c]	(15)	[b]	—		3,985
Year Ended December 31, 2021	4,732	(596)	[d]	(49)	[b]	—		4,087

Reserves for non-income taxes:
Year Ended December 31, 2023	$24	$9		$—		$(5)	[e]	$28
Year Ended December 31, 2022	59	(32)		—		(3)	[e]	24
Year Ended December 31, 2021	82	18		—		(41)	[e]	59
a.Primarily relates to $32 million of United States (U.S.) federal net operating losses (NOLs) utilized during 2023, and a $292 million decrease related to expirations of U.S. foreign tax credits, partially offset by an increase of $188 million, primarily associated with current year changes in U.S. federal temporary differences and a $22 million increase in valuation allowances against Section 163(j) deferred tax assets related to current year activity.
b.Relates to a valuation allowance for tax benefits primarily associated with actuarial gains for U.S. defined benefit plans included in other comprehensive income.
c.Primarily relates to $163 million of U.S. federal NOLs utilized during 2022 and a $22 million decrease related to expirations of U.S. foreign tax credits, partially offset by an increase of $104 million, primarily associated with current year changes in U.S. federal temporary differences.
d.Primarily relates to decreases of $219 million associated with U.S. federal NOL carryforwards utilized during 2021, $105 million related to expiration of U.S. foreign tax credits and $228 million associated with PT Rio Tinto NOLs resulting from positive evidence supporting future taxable income against which NOLs can be used.
e.Represents amounts paid or adjustments to reserves based on revised estimates.

(a)(3).                      Exhibits.

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
2.1	PT-FI Divestment Agreement dated as of September 27, 2018 among FCX, International Support LLC, PT Freeport Indonesia, PT Indocopper Investama and PT Indonesia Asahan Aluminium (Persero).		10-Q	001-11307-01	11/9/2018
2.2	Supplemental and Amendment Agreement to the PT-FI Divestment Agreement, dated December 21, 2018, among FCX, PT Freeport Indonesia, PT Indonesia Papua Metal Dan Mineral (f/k/a PT Indocopper Investama), PT Indonesia Asahan Aluminium (Persero) and International Support LLC.		10-K	001-11307-01	2/15/2019
3.1	Amended and Restated Certificate of Incorporation of FCX, effective as of June 8, 2016.		8-K	001-11307-01	6/9/2016
3.2	Amended and Restated By-Laws of FCX, effective as of June 3, 2020.		8-K	001-11307-01	6/3/2020
4.1	Description of Common Stock of Freeport-McMoRan Inc.		10-K	001-11307-01	2/16/2021
4.2	Form of Certificate representing shares of common stock, par value $0.10.		8-A/A	001-11307-01	8/10/2015
4.3	Indenture dated as of February 13, 2012, between FCX and U.S. Bank National Association, as Trustee (relating to the 4.55% Senior Notes due 2024 and the 5.40% Senior Notes due 2034).		8-K	001-11307-01	2/13/2012
4.4	Fourth Supplemental Indenture dated as of May 31, 2013, between FCX and U.S. Bank National Association, as Trustee (relating to the 4.55% Senior Notes due 2024 and the 5.40% Senior Notes due 2034).		8-K	001-11307-01	6/3/2013
4.5	Seventh Supplemental Indenture dated as of November 14, 2014 between FCX and U.S. Bank National Association, as Trustee (relating to the 4.55% Senior Notes due 2024).		8-K	001-11307-01	11/14/2014
4.6	Eighth Supplemental Indenture dated as of November 14, 2014 between FCX and U.S. Bank National Association, as Trustee (relating to the 5.40% Senior Notes due 2034).		8-K	001-11307-01	11/14/2014
4.7	Indenture dated as of March 7, 2013, between FCX and U.S. Bank National Association, as Trustee (relating to the 5.450% Senior Notes due 2043).		8-K	001-11307-01	3/7/2013
4.8	Supplemental Indenture dated as of May 31, 2013, between FCX and U.S. Bank National Association, as Trustee (relating to the 5.450% Senior Notes due 2043).		8-K	001-11307-01	6/3/2013
4.9	Form of Indenture dated as of September 22, 1997, between Phelps Dodge Corporation and The Chase Manhattan Bank, as Trustee (relating to the 7 1/8% Debentures due 2027, the 9 1/2% Senior Notes due 2031 and the 6 1/8% Senior Notes due 2034).		S-3	333-36415	9/25/1997
4.10	Form of 7 1/8% Debenture due November 1, 2027 of Phelps Dodge Corporation issued on November 5, 1997, pursuant to the Indenture dated as of September 22, 1997, between Phelps Dodge Corporation and The Chase Manhattan Bank, as Trustee (relating to the 7 1/8% Debentures due 2027).		8-K	001-00082	11/3/1997

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
4.11	Form of 9 1/2% Note due June 1, 2031 of Phelps Dodge Corporation issued on May 30, 2001, pursuant to the Indenture dated as of September 22, 1997, between Phelps Dodge Corporation and First Union National Bank, as successor Trustee (relating to the 9 1/2% Senior Notes due 2031).		8-K	001-00082	5/30/2001
4.12	Form of 6 1/8% Note due March 15, 2034 of Phelps Dodge Corporation issued on March 4, 2004, pursuant to the Indenture dated as of September 22, 1997, between Phelps Dodge Corporation and First Union National Bank, as successor Trustee (relating to the 6 1/8% Senior Notes due 2034).		10-K	001-00082	3/7/2005
4.13	Supplemental Indenture dated as of April 4, 2007 to the Indenture dated as of September 22, 1997, among Phelps Dodge Corporation, as Issuer, Freeport-McMoRan Copper & Gold Inc., as Parent Guarantor, and U.S. Bank National Association, as Trustee (relating to the 7 1/8% Debentures due 2027, the 9 1/2% Senior Notes due 2031 and the 6 1/8% Senior Notes due 2034).		10-K	001-11307-01	2/26/2016
4.14
Indenture dated as of August 15, 2019, between FCX and U.S. Bank National Association, as Trustee (relating to the 5.00% Senior Notes due 2027, the 4.125% Senior Notes due 2028, the 4.375% Senior Notes due 2028, the 5.25% Senior Notes due 2029, the 4.25% Senior Notes due 2030 and the 4.625% Senior Notes due 2030).
			8-K	001-11307-01	8/15/2019
4.15	First Supplemental Indenture dated as of August 15, 2019, between FCX and U.S. Bank National Association, as Trustee (including the form of 5.00% Senior Notes due 2027).		8-K	001-11307-01	8/15/2019
4.16	Second Supplemental Indenture dated as of August 15, 2019, between FCX and U.S. Bank National Association, as Trustee (including the form of 5.25% Senior Notes due 2029).		8-K	001-11307-01	8/15/2019
4.17	Third Supplemental Indenture dated as of March 4, 2020, between FCX and U.S. Bank National Association, as Trustee (including the form of 4.125% Senior Notes due 2028).		8-K	001-11307-01	3/4/2020
4.18	Fourth Supplemental Indenture dated as of March 4, 2020, between FCX and U.S. Bank National Association, as Trustee (including the form of 4.25% Senior Notes due 2030).		8-K	001-11307-01	3/4/2020
4.19	Fifth Supplemental Indenture dated as of March 31, 2020, between FCX and U.S. Bank National Association, as Trustee (relating to the 4.125% Senior Notes due 2028 and the 4.25% Senior Notes due 2030).		10-Q	001-11307-01	8/7/2020
4.20	Sixth Supplemental Indenture dated as of July 27, 2020, between FCX and U.S. Bank National Association, as Trustee (including the form of 4.375% Senior Notes due 2028).		8-K	001-11307-01	7/27/2020
4.21	Seventh Supplemental Indenture dated as of July 27, 2020, between FCX and U.S. Bank National Association, as Trustee (including the form of 4.625% Senior Notes due 2030).		8-K	001-11307-01	7/27/2020
10.1	Shareholders Agreement dated as of December 21, 2018, among FCX, PT Freeport Indonesia, PT Indonesia Papua Metal Dan Mineral and PT Indonesia Asahan Aluminium (Persero).		10-K	001-11307-01	2/15/2019
10.2	PT Freeport Indonesia Special Mining License (IUPK) from the Minister of Energy and Mineral Resources of the Republic of Indonesia (English translation).		10-K	001-11307-01	2/15/2019

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
10.3	Participation Agreement, dated as of March 16, 2005, among Phelps Dodge Corporation, Cyprus Amax Minerals Company, a Delaware corporation, Cyprus Metals Company, a Delaware corporation, Cyprus Climax Metals Company, a Delaware corporation, Sumitomo Corporation, a Japanese corporation, Summit Global Management, B.V., a Dutch corporation, Sumitomo Metal Mining Co., Ltd., a Japanese corporation, Compañia de Minas Buenaventura S.A.A., a Peruvian sociedad anonima abierta, and Sociedad Minera Cerro Verde S.A.A., a Peruvian sociedad anonima abierta.		8-K	001-00082	3/22/2005
10.4	Shareholders Agreement, dated as of June 1, 2005, among Phelps Dodge Corporation, Cyprus Climax Metals Company, a Delaware corporation, Sumitomo Corporation, a Japanese corporation, Sumitomo Metal Mining Co., Ltd., a Japanese corporation, Summit Global Management B.V., a Dutch corporation, SMM Cerro Verde Netherlands, B.V., a Dutch corporation, Compañia de Minas Buenaventura S.A.A., a Peruvian sociedad anonima abierta, and Sociedad Minera Cerro Verde S.A.A., a Peruvian sociedad anonima abierta.		8-K	001-00082	6/7/2005
10.5
Revolving Credit Agreement dated as of October 19, 2022, among FCX, PT Freeport Indonesia, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and each of the lenders and issuing banks party thereto.
			8-K	001-11307-01	10/25/2022
10.6*	Letter Agreement dated as of December 19, 2013, by and between FCX and Richard C. Adkerson.		8-K	001-11307-01	12/23/2013
10.7*	FCX Director Compensation.	X

10.8*	Amended and Restated Executive Employment Agreement dated effective as of December 2, 2008, between FCX and Kathleen L. Quirk.	10-K	001-11307-01	2/26/2009
10.9*	Amendment to Amended and Restated Executive Employment Agreement dated December 2, 2008, by and between FCX and Kathleen L. Quirk, dated April 27, 2011.	8-K	001-11307-01	4/29/2011
10.10*	FCX Executive Services Program.	10-K	001-11307-01	2/15/2023
10.11*	FCX Supplemental Executive Retirement Plan, as amended and restated.	8-K	001-11307-01	2/5/2007
10.12*	FCX 1996 Supplemental Executive Capital Accumulation Plan.	10-Q	001-11307-01	5/12/2008
10.13*	FCX 1996 Supplemental Executive Capital Accumulation Plan Amendment One.	10-Q	001-11307-01	5/12/2008
10.14*	FCX 1996 Supplemental Executive Capital Accumulation Plan Amendment Two.	10-K	001-11307-01	2/26/2009
10.15*	FCX 1996 Supplemental Executive Capital Accumulation Plan Amendment Three.	10-K	001-11307-01	2/27/2015
10.16*	FCX 1996 Supplemental Executive Capital Accumulation Plan Amendment Four.	10-K	001-11307-01	2/27/2015
10.17*	FCX 2005 Supplemental Executive Capital Accumulation Plan, as amended and restated effective January 1, 2015.	10-K	001-11307-01	2/27/2015

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
10.18*	FCX 2005 Supplemental Executive Capital Accumulation Plan Amendment One.		10-K	001-11307-01	2/16/2021
10.19*	FCX 2005 Supplemental Executive Capital Accumulation Plan Amendment Two.		10-K	001-11307-01	2/16/2021
10.20*	FCX 2005 Supplemental Executive Capital Accumulation Plan Amendment Three.		10-K	001-11307-01	2/16/2021
10.21*	Freeport Minerals Corporation Supplemental Retirement Plan, as amended and restated.		10-K	001-11307-01	2/15/2019
10.22*	FCX 2004 Director Compensation Plan, as amended and restated.		10-Q	001-11307-01	8/6/2010
10.23*	FCX Amended and Restated 2006 Stock Incentive Plan.		10-K	001-11307-01	2/27/2014
10.24*	FCX 2016 Stock Incentive Plan.		8-K	001-11307-01	6/9/2016
10.25*	Form of Nonqualified Stock Options Grant Agreement under the FCX stock incentive plans (effective February 2014).		10-K	001-11307-01	2/27/2014
10.26*	Form of Notice of Grant of Restricted Stock Units (for grants made to non-management directors).		10-K	001-11307-01	2/24/2017
10.27*	Form of Performance Share Unit Agreement (effective February 2018).		10-K	001-11307-01	2/20/2018
10.28*	Form of Performance Share Unit Agreement (effective February 2021).		10-K	001-11307-01	2/15/2022
10.29*	Form of Nonqualified Stock Options Grant Agreement (effective February 2018).		10-K	001-11307-01	2/20/2018
10.30*	Form of Restricted Stock Unit Agreement (effective February 2018).		10-K	001-11307-01	2/20/2018
10.31*	FCX Annual Incentive Plan (effective January 2019).		10-K	001-11307-01	2/15/2019
10.32*	FCX Executive Change in Control Severance Plan.		10-K	001-11307-01	2/15/2022
21.1	List of Subsidiaries of FCX.	X
22.1	List of Subsidiary Guarantors and Subsidiary Issuers of Guaranteed Securities.	X
23.1	Consent of Ernst & Young LLP.	X
23.2	Consents of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for Cerro Verde Mine.		10-K	001-11307-01	2/15/2023
23.3	Consents of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for Grasberg Minerals District.		10-K	001-11307-01	2/15/2023
23.4	Consents of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for Morenci Mine.	X
24.1	Certified resolution of the Board of Directors of FCX authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney.	X
24.2	Powers of Attorney pursuant to which this report has been signed on behalf of certain officers and directors of FCX.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d - 14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d - 14(a).	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.	X
95.1	Mine Safety Disclosure.	X
96.1	Technical Report Summary of Mineral Reserves and Mineral Resources for Cerro Verde Mine, effective as of December 31, 2022.		10-K	001-11307-01	2/15/2023
96.2	Technical Report Summary of Mineral Reserves and Mineral Resources for Grasberg Minerals District, effective as of December 31, 2022.		10-K	001-11307-01	2/15/2023
96.3	Technical Report Summary of Mineral Reserves and Mineral Resources for Morenci Mine, effective as of December 31, 2023.	X
97	Freeport-McMoRan Inc. Incentive-Based Compensation Recovery Policy, effective as of October 2, 2023.	X
101.INS	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	X
104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL and contained in Exhibit 101.	X
Note:  Certain instruments with respect to long-term debt of FCX have not been filed as exhibits to this Annual Report on Form 10-K since the total amount of securities authorized under any such instrument does not exceed 10% of the total assets of FCX and its subsidiaries on a consolidated basis. FCX agrees to furnish a copy of each such instrument upon request of the United States Securities and Exchange Commission.

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

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 15, 2024.

Freeport-McMoRan Inc.

By:/s/ Richard C. Adkerson
Richard C. Adkerson
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on February 15, 2024.

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